Form 10-Q
period 2010-06-30
KILROY REALTY CORP
filed 2010-08-04
CIK 1025996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 4, 2010, 52,349,670 shares of common stock, par value $.01 per share, were outstanding.

KILROY REALTY CORPORATION

QUARTERLY REPORT FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or the “Company” mean Kilroy Realty Corporation, including our consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KILROY REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
REAL ESTATE ASSETS:
Land and improvements (Note 2)	$434,792	$335,932
Buildings and improvements (Note 2)	2,247,549	1,920,543
Undeveloped land and construction in progress	271,268	263,608

Total real estate held for investment	2,953,609	2,520,083
Accumulated depreciation and amortization	(644,246)	(605,976)

Total real estate assets, net	2,309,363	1,914,107

CASH AND CASH EQUIVALENTS	29,428	9,883
RESTRICTED CASH	3,485	2,059
MARKETABLE SECURITIES (Note 9)	4,087	3,452
CURRENT RECEIVABLES, NET (Note 4)	3,739	3,236
DEFERRED RENT RECEIVABLES, NET (Note 4)	79,813	74,392
NOTE RECEIVABLE (Notes 9 and 14)	10,603	10,679
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Note 3)	98,466	51,832
DEFERRED FINANCING COSTS, NET	10,078	8,334
PREPAID EXPENSES AND OTHER ASSETS, NET	7,447	6,307

TOTAL ASSETS	$2,556,509	$2,084,281

LIABILITIES, NONCONTROLLING INTEREST AND EQUITY
LIABILITIES:
Secured debt, net (Notes 5 and 9)	$316,570	$294,574
Exchangeable senior notes, net (Notes 5 and 9)	296,660	436,442
Unsecured senior notes, net (Notes 5 and 9)	391,888	144,000
Unsecured line of credit (Notes 5 and 9)	150,000	97,000
Accounts payable, accrued expenses and other liabilities	57,792	52,533
Accrued distributions (Note 14)	20,395	17,136
Deferred revenue and acquisition-related intangible liabilities, net (Note 3)	71,651	66,890
Rents received in advance and tenant security deposits	25,849	18,230

Total liabilities	1,330,805	1,126,805

COMMITMENTS AND CONTINGENCIES (NOTE 11)

NONCONTROLLING INTEREST (Note 6):
7.45% Series A Cumulative Redeemable Preferred units of the Operating Partnership	73,638	73,638

EQUITY:
Stockholders’ Equity:
Preferred stock, $.01 par value, 30,000,000 shares authorized:
7.45% Series A Cumulative Redeemable Preferred stock, $.01 par value, 1,500,000 shares authorized, none issued and outstanding
7.80% Series E Cumulative Redeemable Preferred stock, $.01 par value, 1,610,000 shares authorized, issued and outstanding ($40,250 liquidation preference)	38,425	38,425
7.50% Series F Cumulative Redeemable Preferred stock, $.01 par value, 3,450,000 shares authorized, issued and outstanding ($86,250 liquidation preference)	83,157	83,157
Common stock, $.01 par value, 150,000,000 shares authorized, 52,296,219 and 43,148,762 shares issued and outstanding, respectively	523	431
Additional paid-in capital	1,208,716	913,657
Distributions in excess of earnings	(211,555)	(180,722)

Total stockholders’ equity	1,119,266	854,948
Noncontrolling interest:
Common units of the Operating Partnership	32,800	28,890

Total equity	1,152,066	883,838

TOTAL LIABILITIES, NONCONTROLLING INTEREST AND EQUITY	$2,556,509	$2,084,281

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
REVENUES:
Rental income	$65,038	$62,598	$125,694	$125,662
Tenant reimbursements	6,483	7,403	12,201	15,055
Other property income	895	1,049	1,340	2,844

Total revenues	72,416	71,050	139,235	143,561

EXPENSES:
Property expenses	14,543	12,582	26,563	24,912
Real estate taxes	6,482	6,143	12,518	12,272
Provision for bad debts	(12)	(1,272)	14	152
Ground leases	370	432	312	829
General and administrative expenses	6,728	7,308	13,823	14,361
Acquisition-related expenses	957	—	1,270	—
Depreciation and amortization	23,722	23,470	44,660	44,640

Total expenses	52,790	48,663	99,160	97,166

OTHER (EXPENSES) INCOME:
Interest income and other net investment (losses) gains	(18)	503	366	573
Interest expense (Note 5)	(13,088)	(11,897)	(25,044)	(24,115)
Loss on early extinguishment of debt (Note 5)	(4,564)	—	(4,564)	—

Total other (expenses) income	(17,670)	(11,394)	(29,242)	(23,542)

INCOME FROM CONTINUING OPERATIONS	1,956	10,993	10,833	22,853
DISCONTINUED OPERATIONS
Loss from discontinued operations	—	(135)	—	(224)
Net gain on discontinued operations	—	2,485	—	2,485

Total income from discontinued operations	—	2,350	—	2,261

NET INCOME	1,956	13,343	10,833	25,114
Net loss (income) attributable to noncontrolling common units of the Operating Partnership	60	(427)	(132)	(824)

NET INCOME ATTRIBUTABLE TO KILROY REALTY CORPORATION	2,016	12,916	10,701	24,290
PREFERRED DISTRIBUTIONS AND DIVIDENDS:
Distributions to noncontrolling cumulative redeemable preferred units of the Operating Partnership	(1,397)	(1,397)	(2,794)	(2,794)
Preferred dividends	(2,402)	(2,402)	(4,804)	(4,804)

Total preferred distributions and dividends	(3,799)	(3,799)	(7,598)	(7,598)

NET (LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS	$(1,783)	$9,117	$3,103	$16,692

(Loss) income from continuing operations available to common stockholders per common share—basic (Note 13)	$(0.04)	$0.19	$0.05	$0.41

(Loss) income from continuing operations available to common stockholders per common share—diluted (Note 13)	$(0.04)	$0.19	$0.05	$0.41

Net (loss) income available to common stockholders per share—basic (Note 13)	$(0.04)	$0.25	$0.05	$0.48

Net (loss) income available to common stockholders per share—diluted (Note 13)	$(0.04)	$0.25	$0.05	$0.47

Weighted average common shares outstanding—basic (Note 13)	50,296,643	35,964,762	46,674,494	34,404,608

Weighted average common shares outstanding—diluted (Note 13)	50,296,643	35,964,783	46,677,850	34,430,931

Dividends declared per common share	$0.35	$0.35	$0.70	$0.93

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited, in thousands, except share and per share data)

		Common Stock				Total Stock- holders’ Equity	Noncontrol- ling Interests – Common Units of the Operating Partnership	Total Equity
	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AS OF DECEMBER 31, 2008	$121,582	33,086,148	$331	$700,122	$(137,052)	$684,983	$29,903	$714,886
Net income					24,290	24,290	824	25,114
Issuance of common stock		10,062,500	100	191,550		191,650		191,650
Repurchase of common stock and restricted stock units		(86,482)		(2,725)		(2,725)		(2,725)
Issuance of share-based compensation awards		55,998		7,321		7,321		7,321
Noncash amortization of share-based compensation awards				5,798		5,798		5,798
Exchange of common units of the Operating Partnership		30,598		516		516	(516)	—
Adjustment for noncontrolling interest				(835)		(835)	835	—
Preferred distributions and dividends					(7,598)	(7,598)		(7,598)
Dividends declared per common share and common unit ($0.93 per share/unit)					(34,823)	(34,823)	(1,620)	(36,443)

BALANCE AS OF JUNE 30, 2009	$121,582	43,148,762	$431	$901,747	$(155,183)	$868,577	$29,426	$898,003

		Common Stock				Total Stock- holders’ Equity	Noncontrol- ling Interests – Common Units of the Operating Partnership	Total Equity
	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AS OF DECEMBER 31, 2009	$121,582	43,148,762	$431	$913,657	$(180,722)	$854,948	$28,890	$883,838
Net income					10,701	10,701	132	10,833
Issuance of common stock		9,200,000	92	299,755		299,847		299,847
Repurchase of common stock and restricted stock units		(59,782)		(2,121)		(2,121)		(2,121)
Issuance of share-based compensation awards		3,239		1,660		1,660		1,660
Noncash amortization of share-based compensation				3,361		3,361		3,361
Exercise of stock options		4,000		83		83		83
Allocation to the equity component of cash paid upon repurchase of 3.25% Exchangeable Notes (Note 5)				(2,694)		(2,694)		(2,694)
Adjustment for noncontrolling interest				(4,985)		(4,985)	4,985	—
Preferred distributions and dividends					(7,598)	(7,598)		(7,598)
Dividends declared per common share and common unit ($0.70 per share/unit)					(33,936)	(33,936)	(1,207)	(35,143)

BALANCE AS OF JUNE 30, 2010	$121,582	52,296,219	$523	$1,208,716	$(211,555)	$1,119,266	$32,800	$1,152,066

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,833	$25,114
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of building and improvements and leasing costs	44,229	44,259
Increase in provision for bad debts	14	152
Depreciation of furniture, fixtures and equipment	431	406
Noncash amortization of share-based compensation awards	3,519	5,543
Noncash amortization of deferred financing costs and exchangeable debt discounts	5,750	5,018
Noncash amortization of above/below market rents	32	(300)
Net gain on dispositions of discontinued operations	—	(2,485)
Loss on early extinguishment of debt (Note 5)	4,564	—
Noncash amortization of deferred revenue related to tenant-funded tenant improvements	(4,775)	(5,142)
Changes in assets and liabilities:
Marketable securities	(635)	(913)
Current receivables	483	2,650
Deferred rent receivables	(5,421)	(4,205)
Other deferred leasing costs	(2,594)	(284)
Prepaid expenses and other assets	(2,991)	(2,383)
Accounts payable, accrued expenses and other liabilities	(4,177)	(8,435)
Deferred revenue	507	(791)
Rents received in advance and tenant security deposits	7,619	2,698

Net cash provided by operating activities	57,388	60,902

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds paid for acquisition of operating properties (Note 2)	(373,574)	—
Expenditures for operating properties	(33,593)	(17,729)
Expenditures for development and redevelopment properties	(8,113)	(10,954)
Net proceeds received from dispositions of operating properties	—	4,933
Decrease in restricted cash	1,096	81
Receipt of principal payments on note receivable	76	71

Net cash used in investing activities	(414,108)	(23,598)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock (Note 7)	299,847	191,650
Borrowings on unsecured line of credit	288,000	70,000
Repayments on unsecured line of credit	(235,000)	(228,000)
Principal payments on secured debt	(100,104)	(15,396)
Repurchase of exchangeable senior notes (Note 5)	(151,097)	—
Proceeds from issuance of secured debt (Note 5)	71,000	—
Proceeds from issuance of unsecured debt (Note 5)	247,870	—
Financing costs	(4,643)	(1,044)
Decrease in loan deposit	1,420	—
Repurchase of common stock	(2,121)	(2,725)
Proceeds from exercise of stock options	83	—
Dividends and distributions paid to common stockholders and common unitholders	(31,392)	(40,396)
Dividends and distributions paid to preferred stockholders and preferred unitholders	(7,598)	(7,598)

Net cash provided by (used in) financing activities	376,265	(33,509)

Net increase in cash and cash equivalents	19,545	3,795
Cash and cash equivalents, beginning of period	9,883	9,553

Cash and cash equivalents, end of period	$29,428	$13,348

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(unaudited, in thousands)

	Six Months Ended June 30,
	2010	2009
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $4,055 and $3,387 as of June 30, 2010 and 2009, respectively	$18,634	$19,567

NONCASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$11,378	$3,309

Tenant improvements funded directly by tenants to third parties	$1,946	$1,360

Assumption of secured debt with property acquisition (Notes 2 and 5)	$51,079

Assumption of other liabilities with property acquisitions (Note 2)	$6,369

NONCASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders	$18,907	$15,705

Accrual of dividends and distributions payable to preferred stockholders and preferred unitholders	$1,909	$1,909

Issuance of share-based compensation awards (Note 8)	$5,418	$516

Exchange of common units of the Operating Partnership into shares of the Company’s common stock	$—	$17,569

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2010 and 2009

(unaudited)

1.    Organization and Basis of Presentation

Organization

Kilroy Realty Corporation (the “Company”) owns, operates, develops, and acquires office and industrial real estate located in California. The Company qualifies and operates as a self-administered real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended. As of June 30, 2010, all but one of the Company’s properties are located in Southern California.

The following table of office buildings (the “Office Properties”) and industrial buildings (the “Industrial Properties”) summarizes the Company’s stabilized portfolio of operating properties as of June 30, 2010:

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied
Office Properties(1)	100	10,088,803	354	85.7%
Industrial Properties	41	3,654,463	56	83.3%

Total Stabilized Portfolio	141	13,743,266	410	85.1%

(1)	Includes one office property acquired in March 2010, one office property acquired in May 2010, and five office properties acquired in June 2010 (see Note 2 for additional information).

The Company’s stabilized portfolio excludes undeveloped land, development and redevelopment properties currently under construction, “lease-up” properties, and one industrial property that the Company is in the process of re-entitling for residential use. The Company defines “lease-up” properties as properties recently developed or redeveloped by the Company that have not yet reached 95% occupancy and are within one year following cessation of major construction activities. As of June 30, 2010, there were no lease-up properties held by the Company.

The Company owns its interests in all of its Office Properties and Industrial Properties through Kilroy Realty, L.P. (the “Operating Partnership”) and Kilroy Realty Finance Partnership, L.P. (the “Finance Partnership”). The Company conducts substantially all of its operations through the Operating Partnership, in which it owned a 96.7% general partnership interest as of June 30, 2010. The remaining 3.3% common limited partnership interest in the Operating Partnership as of June 30, 2010, was owned by certain of the Company’s executive officers and directors, certain of their affiliates, and other outside investors (see Note 6). Kilroy Realty Finance, Inc., a wholly-owned subsidiary of the Company, is the sole general partner of the Finance Partnership and owns a 1.0% general partnership interest. The Operating Partnership owns the remaining 99.0% limited partnership interest. The Company conducts substantially all of its development activities through Kilroy Services, LLC (“KSLLC”), which is a wholly-owned subsidiary of the Operating Partnership. Unless otherwise indicated, all references to the Company include the Operating Partnership, the Finance Partnership, KSLLC and all wholly-owned subsidiaries of the Company. With the exception of the Operating Partnership, all of the Company’s subsidiaries are wholly-owned.

Basis of Presentation

The consolidated financial statements of the Company include the consolidated financial position and results of operations of the Company, the Operating Partnership, the Finance Partnership, KSLLC, and all wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidated

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial statements. The Company also consolidates all variable interest entities (“VIE”) in which it is deemed to be the primary beneficiary. During the period ended June 30, 2010, the Company was required to establish a VIE, Kilroy Realty Northside Drive, LLC, to hold the $52.6 million of assets and liabilities purchased and $51.1 million of secured debt, net assumed in connection with the acquisition of three office buildings in San Diego, California (see Notes 2 and 5). Kilroy Realty Northside Drive, LLC is a bankruptcy-remote VIE, and the assets held by this entity are not available to satisfy the debts and other obligations of the Company.

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

Change in Income Statement Presentation

Certain prior period amounts have been reclassified to conform to the current period presentation. The Company reclassified interest expense to be presented under Other (Expenses) Income in the consolidated statements of operations for all periods presented. Interest expense had previously been presented under Expenses.

Significant Accounting Policies

Acquisitions

The Company records the acquired tangible and intangible assets and assumed liabilities of operating property acquisitions at fair value at the acquisition date. The acquired assets and assumed liabilities for an operating property acquisition generally include but are not limited to: land, buildings and improvements, and identified tangible and intangible assets and liabilities associated with in-place leases, including tenant improvements, leasing costs, value of above-market and below-market leases, acquired in-place lease values, and tenant relationships, if any.

The fair value of land is derived from comparable sales of land within the same submarket and/or region. The fair value of buildings and improvements, tenant improvements, and leasing costs are based upon current market replacement costs and other relevant market rate information.

The fair value of the above-market or below-market component of an acquired in-place lease is based upon the present value (calculated using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term and (ii) management’s estimate of the rents that would be paid using fair market rental rates and rent escalations at the date of acquisition over the remaining term of the lease. The amounts recorded for above-market leases are included in deferred leasing costs and acquisition-related intangibles, net on the balance sheet and are amortized on a straight-line basis as a reduction of rental income over the remaining

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

term of the applicable leases. The amounts recorded for below-market leases are included in deferred revenue and acquisition-related liabilities, net on the balance sheet and are amortized on a straight-line basis as an increase to rental income over the remaining term of the applicable leases.

The fair value of acquired in-place leases is derived based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount recorded for acquired in-place leases is included in deferred leasing costs and acquisition-related intangibles, net on the balance sheet and amortized as an increase to depreciation and amortization expense over the remaining term of the applicable leases.

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

When evaluating properties to be held and used for potential impairment, the Company first evaluates whether there are any indicators of impairment for any of the Company’s properties. If any impairment indicators are present for a specific property, the Company then performs an undiscounted cash flow analysis and compares the net carrying amount of the property to the property’s estimated undiscounted future cash flow over the anticipated holding period. If the estimated undiscounted future cash flow is less than the net carrying amount of the property, the Company then performs an impairment loss calculation to determine if the fair value of the property is less than the net carrying value of the property. The Company’s impairment loss calculation compares the net carrying amount of the property to the property’s estimated fair value, which may be based on estimated discounted future cash flow calculations or third-party valuations or appraisals. The Company would recognize an impairment loss if the asset’s net carrying amount exceeds the asset’s estimated fair value. If the Company were to recognize an impairment loss, the estimated fair value of the asset would become its new cost basis. For a depreciable long-lived asset, the new cost basis would be depreciated (amortized) over the remaining useful life of that asset. The Company did not record any impairment losses for the periods presented.

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

•	For development and redevelopment properties that are pre-leased, the Company ceases capitalization when revenue recognition commences, which is upon substantial completion of tenant improvements.

•	For development and redevelopment properties that are not pre-leased, the Company may not immediately build out the tenant improvements. Therefore the Company ceases capitalization when

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

revenue recognition commences upon substantial completion of the tenant improvements, but in any event not later than one year after the cessation of major construction activities. The Company also ceases capitalization on a development or redevelopment property when activities necessary to get the property ready for its intended use have been suspended.

•

For development or redevelopment properties with multiple tenants and staged leasing, the Company ceases capitalization and begins depreciation on the portion of the development or redevelopment property for which revenue recognition has commenced.

Once major construction activity has ceased and the development or redevelopment property is in the lease-up phase, the costs capitalized to construction in progress are transferred to land and improvements, buildings and improvements, and deferred leasing costs on the Company’s consolidated balance sheets as the historical cost of the property.

2.    Acquisitions

During the six months ended June 30, 2010, the Company acquired the operating properties listed below from unrelated third parties. Unless otherwise noted, the Company funded these acquisitions principally with the net proceeds from the issuance of the Company’s unsecured senior notes (see Note 5), the net proceeds from the Company’s public offering of common stock (see Note 7), and borrowings under the Company’s unsecured line of credit (the “Credit Facility”):

Property	Property Type	Date of Acquisition	Number of Buildings	Rentable Square Feet	Percentage Occupied as of June 30, 2010	Purchase Price (in millions)(3)
2385 Northside Drive
San Diego, CA(1)	Office	March 17, 2010	1	88,795	71.8%	$18.0
303 Second Street
San Francisco, CA	Office	May 26, 2010	1	731,972	89.7%	$233.3
999 Town & Country
Orange, CA	Office	June 18, 2010	1	98,551	100.0%	$22.3
2211 Michelson Drive
Irvine, CA	Office	June 24, 2010	1	271,556	95.9%	$103.2
2355, 2365, 2375 Northside Drive
San Diego, CA(2)	Office	June 30, 2010	3	190,634	80.9%	$52.6

(1)	This property is a part of Mission City Corporate Center.
(2)	These properties are part of Mission City Corporate Center. The Company assumed secured debt with an outstanding principal balance of $52.0 million, net of an initial discount of $0.9 million, in connection with this acquisition (see Notes 1 and 5).
(3)	Excludes acquisition-related costs.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The related assets, liabilities, and results of operations of all acquired properties are included in the consolidated financial statements as of the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the respective acquisition dates:

	303 Second Street, San Francisco, CA(1)	All Other Acquisitions(1)	Total
	(in thousands)
Assets
Land	$63,550	$35,309	$98,859
Buildings and improvements(2)	154,203	138,955	293,158
Deferred leasing costs and acquisition-related intangible assets(3)	19,828	22,151	41,979
Restricted cash(4)	2,522	—	2,522

Total assets acquired	240,103	196,415	436,518

Liabilities
Deferred revenue and acquisition-related intangible liabilities(5)	3,210	2,267	5,477
Secured debt, net	—	51,100	51,100
Accounts payable, accrued expenses and other liabilities(4)	3,565	2,804	6,369

Total liabilities assumed	6,775	56,171	62,946

Total purchase price	$233,328	$140,244	$373,572

(1)	The purchase price of 303 Second Street, San Francisco, CA was greater than 10% of the Company’s total assets as of December 31, 2009. The purchase price of all other acquisitions completed during the six months ended June 30, 2010 were individually less than 5%, and in aggregate less than 10%, of the Company’s total assets as of December 31, 2009.
(2)	Represents buildings and improvements and tenant improvements.
(3)	Represents in-place leases (approximately $16.4 million), above-market leases (approximately $16.9 million), and unamortized leasing commissions (approximately $8.7 million).
(4)	Represents unfunded tenant improvements and leasing commission obligations for in-place leases of which approximately $2.5 million is held in an escrow account as restricted cash.
(5)	Represents below-market leases.

The following table summarizes the results of operations for the property at 303 Second Street, San Francisco, California, from May 26, 2010, the date of acquisition, through June 30, 2010:

June 30, 2010
(in thousands)
Revenues	$2,452
Net income available to common stockholders	$696

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Acquisition-related Intangibles, Net

The following summarizes the Company’s identified acquisition-related intangible assets (acquired value of leasing costs, above-market and in-place leases) and intangible liabilities (acquired value of below-market leases) as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
	(in thousands)
Acquisition-related Intangible Assets(1):
Deferred leasing costs	$11,567	$5,736
Accumulated amortization	(1,840)	(4,501)

Deferred leasing costs, net	9,727	1,235

Above-market leases	16,850	—
Accumulated amortization	(140)	—

Above-market leases, net	16,710	—

In-place leases	22,014	5,832
Accumulated amortization	(5,497)	(5,476)

In-place leases, net	16,517	356

Total acquisition-related intangible assets, net	$42,954	$1,591

Acquisition-related Intangible Liabilities(2):
Below-market leases	$10,626	$5,132
Accumulated amortization	(4,494)	(4,369)

Below-market leases, net	$6,132	$763

(1)	Included in deferred leasing costs and acquisition-related intangible assets, net in the Company’s consolidated balance sheets.
(2)	Included in deferred revenue and acquisition-related intangible liabilities, net in the Company’s consolidated balance sheets.

Amortization expense related to acquisition-related deferred leasing costs of $0.1 million and $0.2 million for the three months ended June 30, 2010 and 2009, respectively, and $0.2 million and $0.3 million for the six months ended June 30, 2010 and 2009, respectively, was recorded to depreciation and amortization expense in the consolidated statements of operations. The weighted average amortization period for the Company’s acquisition-related deferred leasing costs was approximately 3.7 years as of June 30, 2010. The following is the estimated annual amortization expense related to acquisition-related deferred leasing costs as of June 30, 2010 for future periods:

Year Ending	(in thousands)
Remaining 2010	$988
2011	1,842
2012	1,647
2013	1,429
2014	1,243
Thereafter	2,578

Total	$9,727

Net amortization related to above and below-market leases of $60,000 and $32,000 for the three and six months ended June 30, 2010, respectively, was recorded as a decrease to rental income in the consolidated

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statements of operations. Net amortization related to above and below-market leases of $0.2 million and $0.3 million for the three and six months ended June 30, 2009, respectively, was recorded as an increase to rental income in the consolidated statement of operations. The weighted average amortization period for the Company’s above and below-market leases was approximately 5.9 and 8.3 years, respectively, as of June 30, 2010. The following is the estimated annual net amortization related to above and below-market leases, which will result in a decrease to rental income in the consolidated statement of operations, as of June 30, 2010 for future periods:

Year Ending	(in thousands)
Remaining 2010	$1,327
2011	2,385
2012	2,000
2013	1,695
2014	1,483
Thereafter	1,688

Total	$10,578

Amortization expense related to in-place leases of $0.3 million and $0.2 million for the three months ended June 30, 2010 and 2009, respectively, and $0.3 million and $0.4 million for the six months ended June 30, 2010 and 2009, respectively, was recorded to depreciation and amortization expense in the consolidated statements of operations. The weighted average amortization period for the Company’s in-place leases was approximately 5.7 years as of June 30, 2010. The following is the estimated annual amortization expense related to the value of in-place leases as of June 30, 2010 for future periods:

Year Ending	(in thousands)
Remaining 2010	$2,338
2011	3,738
2012	2,867
2013	2,233
2014	1,860
Thereafter	3,481

Total	$16,517

4.    Receivables

Current receivables, net is primarily comprised of contractual rents and other lease-related obligations due from tenants. The balance consisted of the following as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
	(in thousands)
Current receivables	$6,739	$6,299
Allowance for uncollectible tenant receivables	(3,000)	(3,063)

Current receivables, net	$3,739	$3,236

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred rent receivables, net consisted of the following as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
	(in thousands)
Deferred rent receivables	$85,991	$80,780
Allowance for deferred rent receivables	(6,178)	(6,388)

Deferred rent receivables, net	$79,813	$74,392

5.    Secured and Unsecured Debt

Secured Debt

In January 2010, the Company borrowed $71.0 million under a mortgage loan that is scheduled to mature on February 1, 2017. The mortgage loan is secured by five properties, bears interest at an annual rate of 6.51%, and requires monthly principal and interest payments based on a 30-year amortization period. The Company used a portion of the proceeds to pay off a mortgage loan with an outstanding principal balance of $63.2 million that was scheduled to mature in April 2010. In connection with the closing of this loan, the Company was refunded the $1.4 million earnest loan deposit it paid to the lender in the fourth quarter of 2009.

In March 2010, the Company used borrowings under the Credit Facility to pay off a secured line of credit with an outstanding principal balance of $33.5 million that was scheduled to mature in April 2010.

In connection with the acquisition of three office buildings at Mission City Corporate Center in June 2010, the Company assumed secured debt with a principal balance of $52.0 million that is scheduled to mature on April 1, 2012. This secured debt was recorded at fair value on the date of the acquisition and is shown net of the initial discount at assumption of $0.9 million on the Company’s consolidated balance sheets. This discount will be accreted on a straight-line basis, which approximates the effective interest method, as additional interest expense from the date of issuance through the maturity date of the secured debt. The secured debt and the three properties that secure the debt are held in a bankruptcy remote special purpose entity and are not available to satisfy the debts and other obligations of the Company (see Notes 1 and 2). The debt bears contractual interest at a weighted average annual rate of 5.1%, and requires monthly interest only payments.

Unsecured Senior Notes

In May 2010, the Company issued unsecured senior notes with an aggregate principal balance of $250.0 million that are scheduled to mature in June 2020. The unsecured senior notes require semi-annual interest payments each June and December based on a contractual annual interest rate of 6.625%. The unsecured senior notes are shown net of the initial issuance discount of $2.1 million on the Company’s consolidated balance sheets. This discount is accreted on a straight-line basis, which approximates the effective interest method, as additional interest expense from the date of issuance through the maturity date of the unsecured senior notes. The Company used a portion of the net proceeds to repurchase $150.0 million in aggregate principal balance of the 3.25% Exchangeable Senior Notes due in 2012 (the “3.25% Exchangeable Notes”). A portion of the net proceeds was used to fund acquisitions during the six months ended June 30, 2010 (See Note 2).

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unsecured Line of Credit

In April 2010, the Company exercised the option to extend the maturity date of the Credit Facility from April 2010 to April 2011 for a one-time extension fee of 0.15% of the total $550 million borrowing capacity of the Credit Facility. The following table summarizes the balance and significant terms of the Credit Facility as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
	(in thousands)
Outstanding borrowings	$150,000	$97,000
Remaining borrowing capacity	400,000	453,000

Total borrowing capacity(1)	$550,000	$550,000

Maturity date(2)	April 2011	April 2010
Interest rate(3)	1.17%	1.11%
Unused funds fee(4)	0.20%	0.20%

(1)	The Company may elect to borrow, subject to bank approval, up to an additional $100 million under an accordion feature.
(2)	In April 2010, the Company exercised an option to extend the maturity date of the unsecured line of credit by one year.
(3)	At June 30, 2010, the Credit Facility bore interest at an annual rate of LIBOR plus 0.80%. At December 31, 2009, the Credit Facility bore interest at an annual rate of LIBOR plus 0.85% to 1.35% depending upon the Company’s leverage ratio.
(4)	At June 30, 2010, the fee for unused funds was at an annual rate of 0.20%. At December 31, 2009, the fee for unused funds was at an annual rate of 0.15% to 0.20% depending on the Company’s remaining borrowing capacity.

Subject to customary closing conditions, in August 2010 the Company will enter into a $500 million unsecured revolving credit facility (the “New Credit Facility”) and use borrowings under the New Credit Facility to repay, and then terminate, the Credit Facility. The New Credit Facility will include a $200 million accordion option and have a term of three years plus a one year extension option. The New Credit Facility will bear interest at an annual rate of LIBOR plus 2.675%.

The Company expects to borrow amounts under the New Credit Facility from time to time for general corporate purposes, to fund potential acquisitions, to finance development and redevelopment expenditures, and potentially to repay long-term debt.

Exchangeable Senior Notes

The following table summarizes the balance and significant terms of the 3.25% Exchangeable Notes and 4.25% Exchangeable Notes due 2014 (the “4.25% Exchangeable Notes” and, together with the 3.25% Exchangeable Notes, the “Exchangeable Notes”) outstanding as of June 30, 2010 and December 31, 2009:

	3.25% Exchangeable Notes		4.25% Exchangeable Notes
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
	(in thousands)
Principal amount	$148,000	$298,000	$172,500	$172,500
Unamortized discount	(5,482)	(13,937)	(18,358)	(20,121)

Net carrying amount of liability component	$142,518	$284,063	$154,142	$152,379

Carrying amount of equity component	$33,675	$36,369	$19,835	$19,835

Maturity date	April 2012		November 2014
Stated coupon rate	3.25%(1)		4.25%(2)
Effective interest rate(3)	5.45%		7.13%
Exchange rate per $1,000 principal value of the Exchangeable Notes, as adjusted(4)	11.3636		27.8307
Exchange price, as adjusted(4)	$88.00		$35.93
Number of shares on which the aggregate consideration to be delivered on conversion is determined(4)	1,681,813	3,386,353	4,800,796	4,800,796

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Interest on the 3.25% Exchangeable Notes is payable semi-annually in arrears on April 15th and October 15th of each year.
(2)	Interest on the 4.25% Exchangeable Notes is payable semi-annually in arrears on May 15th and November 15th of each year.
(3)	The rate at which the Company records interest expense, which represents the Company’s conventional debt borrowing rate at the date of issuance.
(4)	The exchange rate, exchange price, and the number of shares to be delivered upon exchange are subject to adjustment under certain circumstances including increases in the Company’s common dividends.

Tender Offer for the 3.25% Exchangeable Notes

In June 2010, the Company repurchased 3.25% Exchangeable Notes with an aggregate stated principal amount of $150.0 million for approximately $151.1 million in cash, including transaction costs, pursuant to a tender offer. As a result of the transaction, the Company recorded a net loss on early extinguishment of debt of approximately $4.6 million and charged approximately $2.7 million, representing the amount of the cash repurchase proceeds allocated to the equity component, to additional paid-in capital.

Interest Expense for the Exchangeable Notes

The unamortized discount on the Exchangeable Notes is accreted as additional interest expense from the date of issuance through the maturity date of the applicable Exchangeable Notes. The following table summarizes the total interest expense attributable to the Exchangeable Notes based on the effective interest rates set forth above, before the effect of capitalized interest, for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Contractual interest payments	$4,241	$3,737	$8,495	$7,475
Amortization of discount	2,372	2,144	4,679	4,240

Interest expense attributable to the Exchangeable Notes	$6,613	$5,881	$13,174	$11,715

The trading price of the Company’s common stock on the New York Stock Exchange (“NYSE”) was below the exchange price of the then-outstanding Exchangeable Notes as of both June 30, 2010 and December 31, 2009 and, therefore, the exchange option was out-of-the-money at these dates.

Capped Call Transactions

In connection with each of the Exchangeable Notes offerings, the Company entered into capped call option transactions to mitigate the dilutive impact on the Company of the potential conversion of the Exchangeable Notes. The following table summarizes the Company’s capped call option positions as of June 30, 2010 and December 31, 2009:

	3.25% Exchangeable Notes(1)		4.25% Exchangeable Notes(2)
Referenced shares of common stock	2,257,569	(3)	4,800,796
Exchange price including effect of capped calls	$102.72		$42.81

(1)	The capped calls mitigate the dilutive impact on the Company of the potential exchange of two-thirds of the 3.25% Exchangeable Notes into shares of common stock.
(2)	The capped calls mitigate the dilutive impact on the Company of the potential exchange of all of the 4.25% Exchangeable Notes into shares of common stock.
(3)	In connection with the Company’s June 2010 repurchase of $150.0 million of aggregate stated principal of the 3.25% Exchangeable Notes, in July 2010 the Company terminated capped calls in proportion to the debt repurchased. Subsequent to the termination the Company had capped calls that referenced 1,121,201 shares of common stock.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debt Covenants and Restrictions

The Credit Facility, the unsecured senior notes, and certain other secured debt arrangements contain, and the New Credit Facility will contain covenants and restrictions requiring the Company to meet certain financial ratios and reporting requirements. Some of the more restrictive existing financial covenants include a maximum ratio of total debt to total asset value, a fixed charge coverage ratio, an interest coverage ratio, a minimum consolidated tangible net worth, a minimum unencumbered asset pool value to unsecured debt ratio and a minimum unsecured debt ratio. In addition, one of the Company’s loan covenants prohibits the Company from paying dividends in excess of 95% of funds from operations (“FFO”). Noncompliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. The Company was in compliance with all of its debt covenants as of June 30, 2010.

Debt Maturities

The following table summarizes the stated debt maturities and scheduled amortization payments, excluding debt discounts, as of June 30, 2010:

Year Ending	(in thousands)
Remaining 2010	$64,139
2011	225,028	(1)
2012	304,302
2013	3,248
2014	258,979
Thereafter	326,274

Total	$1,181,970	(2)

(1)	In April 2010, the Company exercised an option to extend the maturity date of the Credit Facility from April 2010 to April 2011. Of the total $225.0 million scheduled to mature in 2011, $150.0 million is related to the Credit Facility.
(2)	Includes the full principal balance of the Company’s debt instruments. On the Company’s consolidated balance sheets as of June 30, 2010, the Exchangeable Notes, $250.0 million of unsecured senior notes, and $52.0 million of secured debt are presented net of unamortized discounts of approximately $23.9 million, $2.1 million, and $0.9 million, respectively.

Capitalized Interest and Loan Fees

The following table sets forth the Company’s gross interest expense, including debt discounts and loan cost amortization, net of capitalized interest for the three and six months ended June 30, 2010 and 2009. The capitalized amounts are a cost of development and increase the carrying value of undeveloped land and construction in progress.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Gross interest expense	$15,897	$14,170	$30,437	$28,451
Capitalized interest	(2,809)	(2,273)	(5,393)	(4,336)

Interest expense	$13,088	$11,897	$25,044	$24,115

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Noncontrolling Interest

Preferred Unitholders

As of both June 30, 2010 and December 31, 2009, the Company had issued and outstanding 1,500,000 Series A Preferred Units representing preferred limited partnership interests in the Operating Partnership with a redemption value of $50.00 per unit. There were no changes to this noncontrolling interest during the three and six months ended June 30, 2010 and 2009.

Common Units of the Operating Partnership

The Company owned a 96.7%, 96.2%, and 96.2% common general partnership interest in the Operating Partnership as of June 30, 2010, December 31, 2009, and June 30, 2009, respectively. The remaining 3.3%, 3.8%, and 3.8% common limited partnership interest as of June 30, 2010, December 31, 2009, and June 30, 2009, respectively, was owned by certain of the Company’s executive officers and directors, certain of their affiliates, and other outside investors in the form of common units. There were 1,723,131 common units outstanding as of both June 30, 2010 and December 31, 2009.

The noncontrolling common units may be redeemed by unitholders for cash. The Company, at its option, may satisfy the cash redemption obligation with shares of the Company’s common stock on a one-for-one basis. Whether satisfied in cash or shares of the Company’s common stock, the value for each noncontrolling common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable balance sheet date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $55.0 million and $53.6 million as of June 30, 2010 and December 31, 2009, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each common unit in the event of a termination or liquidation of the Company and the Operating Partnership. In the event of a termination or liquidation of the Company and the Operating Partnership, it is expected in most cases that each common unit would be entitled to a liquidating distribution equal to the amount payable with respect to each share of the Company’s common stock.

7.    Stockholders’ Equity

Issuance of Common Stock

In April 2010, the Company completed an underwritten public offering of 9,200,000 shares of its common stock. The net offering proceeds, after deducting underwriting discounts and commissions and offering expenses, were approximately $299.8 million. The Company used a portion of the net proceeds from the offering to fund acquisitions, repay borrowings on the Credit Facility, and for general corporate purposes.

8.    Share-Based Compensation

Stockholder Approved Equity Compensation Plans

At June 30, 2010, the Company had one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan as amended (the “2006 Plan”). In May 2010, the Company’s stockholders approved the fourth amendment to the 2006 Plan. The amendment increased the number of shares of common stock authorized under the 2006 Plan by 2,990,000 shares such that the total aggregate number of shares available for issuance pursuant to the 2006 Plan is 6,120,000. It also made certain changes regarding how awards are counted prospectively against the number of shares available for issuance under the 2006 Plan. As of June 30, 2010,

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4,421,286 shares remained available for grant under the 2006 Plan. The number of shares that remains available for grant is calculated using the weighted share counting provisions set forth in the 2006 Plan, which are based on the type of awards that are granted. The maximum number of shares available for grant subject to full value awards (which generally include equity awards other than options and stock appreciation rights) was 1,514,139 shares as of June 30, 2010.

Summary of Nonvested Shares

A summary of the status of the Company’s nonvested shares as of January 1, 2010 and changes during the six months ended June 30, 2010 is presented below:

Nonvested Shares	Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2010	88,473	$59.05
Granted	3,239	30.88
Vested	(16,358)	46.63

Nonvested as of June 30, 2010	75,354	$60.54

During the six months ended June 30, 2010 and 2009, the Company issued 3,239 and 4,958 nonvested shares, respectively. The weighted-average grant-date fair value per share for nonvested shares granted during the six months ended June 30, 2010 and 2009 was $30.88 and $20.17, respectively. In addition, during the six months ended June 30, 2009 the Company issued 51,040 shares of common stock under a share-based compensation program that were fully vested upon issuance. The grant date fair value per share of this award was $26.94.

The total fair value of shares that vested during the six months ended June 30, 2010 and 2009 was $0.5 million and $0.3 million, respectively, which was calculated based on the quoted closing share price of the Company’s common stock on the NYSE on the applicable date of vesting.

Summary of Restricted Stock Units

A summary of the status of the Company’s restricted stock units (“RSUs”) as of January 1, 2010 and changes during the six months ended June 30, 2010, is presented below:

	Nonvested RSUs		Vested RSUs	Total RSUs
	Amount	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2010	269,294	$26.81	362,037	631,331
Granted	159,606	30.24	—	159,606
Vested	(23,564)	25.46	23,564	—
Issuance of dividend equivalents(1)	—	—	14,870	14,870
Cancelled(2)	—	—	(9,858)	(9,858)

Outstanding as of June 30, 2010	405,336	$28.24	390,613	795,949

(1)	RSUs issued as dividend equivalents are vested upon issuance.
(2)	The Company accepts the return of RSUs, at the current quoted market price of the Company’s common stock, to satisfy minimum statutory tax-withholding requirements related to either RSUs that have vested or RSU dividend equivalents in accordance with the terms of the 2006 Plan.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the six months ended June 30, 2010 and 2009, the Company issued 159,606 and 589,805 nonvested RSUs, respectively. The weighted-average grant-date fair value per share for nonvested RSUs granted during the six months ended June 30, 2010 and 2009 was $30.24 and $26.71, respectively.

The total fair value of the RSUs that vested during the six months ended June 30, 2010 and 2009, excluding the vested RSUs issued as dividend equivalents, was $0.7 million and $0.1 million, respectively, which was calculated based on the quoted closing share price of the Company’s common stock on the NYSE on the day of vesting.

Compensation Cost Recorded During the Period

The total compensation cost for all share-based compensation programs was $2.2 million and $3.0 million for the three months ended June 30, 2010 and 2009, respectively, and $4.3 million and $6.1 million for the six months ended June 30, 2010 and 2009, respectively. Of the total share-based compensation cost, $0.3 million and $0.2 million was capitalized as part of real estate assets for the three months ended June 30, 2010 and 2009, respectively, and $0.7 million and $0.5 million was capitalized as part of real estate assets for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, there was approximately $8.1 million of total unrecognized compensation cost related to nonvested incentive awards granted under share-based compensation arrangements that is expected to be recognized over a weighted-average period of 1.4 years. The remaining compensation cost related to these nonvested incentive awards had been recognized in periods prior to June 30, 2010.

The $8.1 million of unrecognized compensation cost does not reflect the potential future compensation cost for the approved executive officer share-based compensation programs under which share-based awards have not yet been granted as of June 30, 2010. These programs have a performance period that precedes the grant date. The Company recorded approximately $0.9 million related to these programs for the six months ended June 30, 2010, which is included in the total $4.3 million compensation cost discussed above.

9.    Fair Value of Financial Instruments

Financial Instruments Reported at Fair Value

The only financial instruments recorded at fair value in the Company’s consolidated financial statements are the marketable securities related to the Kilroy Realty Corporation 2007 Deferred Compensation Plan (the “Deferred Compensation Plan”). The following table sets forth the fair value of the Company’s marketable securities as of June 30, 2010 and December 31, 2009:

	Fair Value (Level 1)(1)
Description	June 30, 2010	December 31, 2009
	(in thousands)
Marketable Securities	$4,087	$3,452

(1)	Based on quoted prices in active markets for identical securities.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of the Company’s remaining financial assets and liabilities as of June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
Description	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Note receivable	$10,603	$10,603	$10,679	$10,849
Liabilities
Secured debt	316,570	335,227	294,574	297,189
Exchangeable notes	296,660	310,099	436,442	435,351
Unsecured senior notes	391,888	397,507	144,000	142,828
Credit Facility	150,000	147,768	97,000	96,250

10.    Future Minimum Rent

The Company has operating leases with tenants that expire at various dates through 2027 and are either subject to scheduled fixed increases or adjustments in rent based on the Consumer Price Index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future contractual minimum rent under operating leases as of June 30, 2010 for future periods is summarized as follows:

Year Ending	(in thousands)
Remaining 2010	$123,736
2011	249,725
2012	239,397
2013	218,322
2014	194,694
Thereafter	633,223

Total	$1,659,097

11.    Commitments and Contingencies

In March 2008, Newgen Results Corporation (“Newgen”) attempted to surrender the leased premises at one of the Company’s Office Properties and ceased paying rent prior to the end of the lease term. Newgen signed the original lease for the property in 2000 and was subsequently acquired by Teletech Holdings, Inc. (“Teletech”). The Company refused to accept a surrender of the premises and has initiated legal action against Teletech and Newgen for past due rent and future rent as it becomes due and owing. The Company is actively pursuing this matter and is in discovery, with a trial currently scheduled for the third quarter of 2010. In the event there is ultimately an unfavorable result to the Company, the Company believes that there could potentially be a negative noncash impact to the Company’s results of operations ranging between $0 and approximately $3.5 million, primarily related to the deferred rent receivable balance for this tenant as of June 30, 2010. The Company stopped recognizing revenue associated with this lease as of April 1, 2008.

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

The following tables reconcile the Company’s segment activity to its consolidated results of operations for the three and six months ended June 30, 2010 and 2009, and its consolidated financial position as of June 30, 2010 and December 31, 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Office Properties:
Operating revenues(1)	$64,718	$63,090	$124,320	$126,248
Property and related expenses	19,502	16,010	35,759	34,673

Net Operating Income	45,216	47,080	88,561	91,575

Industrial Properties:
Operating revenues(1)	7,698	7,960	14,915	17,313
Property and related expenses	1,881	1,875	3,648	3,492

Net Operating Income	5,817	6,085	11,267	13,821

Total Reportable Segments:
Operating revenues(1)	72,416	71,050	139,235	143,561
Property and related expenses	21,383	17,885	39,407	38,165

Net Operating Income	$51,033	$53,165	$99,828	$105,396

Reconciliation to Consolidated Net (Loss) Income Available to Common Stockholders:
Total Net Operating Income for reportable segments	$51,033	$53,165	$99,828	$105,396
Unallocated (expenses) income:
Interest income and other net investment (losses) gains	(18)	503	366	573
Interest expense	(13,088)	(11,897)	(25,044)	(24,115)
Loss on early extinguishment of debt	(4,564)	—	(4,564)	—
General and administrative expenses	(6,728)	(7,308)	(13,823)	(14,361)
Acquisition-related expenses	(957)	—	(1,270)	—
Depreciation and amortization	(23,722)	(23,470)	(44,660)	(44,640)

Income from continuing operations	1,956	10,993	10,833	22,853
Income from discontinued operations	—	2,350	—	2,261

Net income	1,956	13,343	10,833	25,114
Net loss (income) attributable to noncontrolling common units of the Operating Partnership	60	(427)	(132)	(824)

Net income attributable to Kilroy Realty Corporation	2,016	12,916	10,701	24,290
Preferred dividends and distributions	(3,799)	(3,799)	(7,598)	(7,598)

Net (loss) income available to common stockholders	$(1,783)	$9,117	$3,103	$16,692

(1)	All operating revenues are comprised of amounts received from third-party tenants.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	June 30, 2010	December 31, 2009
	(in thousands)
Assets:
Office Properties:
Land, buildings, and improvements, net	$1,888,131	$1,498,427
Undeveloped land and construction in progress	271,268	263,608
Total assets(2)	2,328,189	1,878,004

Industrial Properties:
Land, buildings, and improvements, net	149,964	152,072
Total assets(2)	163,192	165,563

Total Reportable Segments:
Land, buildings, and improvements, net	2,038,095	1,650,499
Undeveloped land and construction in progress	271,268	263,608
Total assets(2)	2,491,381	2,043,567

Reconciliation to Consolidated Assets:
Total assets for reportable segments	2,491,381	2,043,567
Other unallocated assets:
Cash and cash equivalents	29,428	9,883
Restricted cash	3,485	2,059
Marketable securities	4,087	3,452
Note receivable	10,603	10,679
Deferred financing costs, net	10,078	8,334
Prepaid expenses and other assets, net	7,447	6,307

Total consolidated assets(1)	$2,556,509	$2,084,281

(1)	Total consolidated assets and total assets for reportable segments have increased by a material amount due to acquisitions completed during the six months ended June 30, 2010 (see Note 2).
(2)	Includes land, buildings, and improvements, undeveloped land and construction in progress, current receivables, deferred rent receivable and deferred leasing costs, and acquisition-related intangible assets, all shown on a net basis.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Net (Loss) Income Available to Common Stockholders Per Share

The following table reconciles the numerator and denominator of the basic and diluted per-share computations for net (loss) income available to common stockholders for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands, except share and per share amounts)
Numerator:
Income from continuing operations	$1,956	$10,993	$10,833	$22,853
Loss (income) from continuing operations attributable to noncontrolling common units of the Operating Partnership	60	(322)	(132)	(723)
Preferred distributions and dividends	(3,799)	(3,799)	(7,598)	(7,598)
Allocation to participating securities (nonvested shares and RSUs)	(305)	(151)	(604)	(303)

Numerator for basic and diluted (loss) income from continuing operations available to common stockholders	$(2,088)	$6,721	$2,499	$14,229
Discontinued operations	—	2,350	—	2,261
Discontinued operations attributable to noncontrolling common units of the Operating Partnership	—	(105)	—	(101)
Allocation of income from discontinued operations to participating securities (nonvested shares and RSUs)	—	(49)	—	(45)

Numerator for basic and diluted net (loss) income available to common stockholders	$(2,088)	$8,917	$2,499	$16,344

Denominator:
Basic weighted average vested shares outstanding	50,296,643	35,964,762	46,674,494	34,404,608
Effect of dilutive securities—stock options and contingently issuable shares	—	21	3,356	26,323

Diluted weighted average vested shares and common share equivalents outstanding	50,296,643	35,964,783	46,677,850	34,430,931

Basic earnings per share:
(Loss) income from continuing operations available to common stockholders per share	$(0.04)	$0.19	$0.05	$0.41
Discontinued operations per common share	—	0.06	—	0.07

Net (loss) income available to common stockholders per share	$(0.04)	$0.25	$0.05	$0.48

Diluted earnings per share:
(Loss) income from continuing operations available to common stockholders per share	$(0.04)	$0.19	$0.05	$0.41
Discontinued operations per common share	—	0.06	—	0.06

Net (loss) income available to common stockholders per share	$(0.04)	$0.25	$0.05	$0.47

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2010 and 2009, the effect of the assumed exchange of the Exchangeable Notes was not included in the net income available to common stockholders per share calculation as it was antidilutive to income from continuing operations available to common stockholders. For the three months ended June 30, 2010, the effect of the assumed exercise of the 20,000 outstanding stock options was not included in the earnings per share calculation as it was antidilutive to the loss from continuing operations available for common stockholders.

14.    Subsequent Events

On July 16, 2010, aggregate dividends, distributions, and dividend equivalents of $19.2 million were paid to common stockholders, common unitholders, and RSU holders of record on June 30, 2010.

In July 2010, the Company received cash for the entire outstanding principal balance of its note receivable.

15.    Pro Forma Results

The following unaudited pro forma consolidated results of operations for the three and six months ended June 30, 2010 and 2009 assumes that the acquisition of 303 Second Street, San Francisco, California, was completed as of January 1, 2010 and 2009, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$76,176	$77,944	$149,133	$156,917
Net (loss) income available to common stockholders	(936)	11,281	5,465	20,904
Net (loss) income available to common stockholders per share—basic	$(0.02)	$0.31	$0.10	$0.60
Net (loss) income available to common stockholders per share—diluted	$(0.02)	$0.31	$0.10	$0.60

Pro forma data may not be indicative of the results that would have been reported had the acquisition actually occurred as of January 1, 2010 and 2009, respectively, nor does it intend to be a projection of future results.

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

Overview and Background

We own, operate, develop, and acquire office and industrial real estate located in California. We qualify and operate as a self-administered REIT. We own our interests in all of our properties through the Operating Partnership and the Finance Partnership, and conduct substantially all of our operations through the Operating Partnership. We owned a 96.7%, 96.2%, and 96.2% general partnership interest in the Operating Partnership as of June 30, 2010, December 31, 2009, and June 30, 2009, respectively. All our properties are held in fee except for the seven office buildings located at Kilroy Airport Center in Long Beach, California, which are held subject to leases for the land that expire in 2084.

Factors That May Influence Future Results of Operations

Acquisitions.    As a key component of our growth strategy, we continually evaluate selected property acquisition opportunities. We consider potential acquisitions on an ongoing basis and may have one or more potential acquisitions under consideration at any point in time, which may be at varying stages of the negotiation and due diligence review process. We generally finance our acquisitions through debt and equity offerings and borrowings on our unsecured line of credit (“Credit Facility”). During the six months ended June 30, 2010, we completed five acquisitions for seven buildings (see Note 2 to our consolidated financial statements included in this report for additional information). Costs associated with acquisitions are expensed as incurred and we may be unable to complete an acquisition after making a nonrefundable deposit or incurring acquisition-related costs.

Real Estate Asset Valuation.    General economic conditions and the resulting impact on market conditions such as the downturn in tenants’ businesses, declining demand for office or industrial properties, or decreases in market rental rates, or the market values of real estate assets generally, may adversely affect the value of our assets, including the value of our properties and related tenant improvements and the value of our undeveloped land. Although our strategy is to hold our properties and our undeveloped land for long-term use, if our strategy and/or market conditions change or we decide to dispose of an asset, we may be required to recognize an impairment loss to reduce the property or undeveloped land to the lower of the carrying amount or fair value, and such a loss could potentially be material and could adversely affect our results of operations. Likewise, if as a result of an early lease termination we were required to remove and write off material amounts of tenant improvements that were not reusable to another tenant, our results of operations could be adversely affected.

We evaluate our real estate assets for potential impairment, on a property-by-property basis, whenever events or changes in circumstances with respect to a specific market, submarket or property indicate that the carrying amount of a given asset may not be recoverable.

In recent periods, circumstances occurred that indicated that an analysis for potential impairment of certain of our properties was necessary. As a result, for each property where such an indicator occurred and/or for properties within a given submarket where such an indicator occurred, we completed an impairment evaluation. After completing this process, we determined that for each of the properties evaluated, undiscounted cash flows over the holding period were in excess of carrying value and, therefore, we did not record any impairment losses for the six months ended June 30, 2010 or 2009 or the years ended December 31, 2009, 2008, and 2007.

Leasing Activity and Changes in Rental Rates.    The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following table sets forth certain information regarding leases that commenced during the three and six months ended June 30, 2010.

Leasing Commencement Information by Segment

For Leases That Commenced During the Three Months Ended June 30, 2010

	1st & 2nd Generation(1)				2nd Generation(1)
	Number of Leases(2)		Rentable Square Feet(2)		Changes in Rents(3)	Changes in Cash Rents(4)	Retention Rates(5)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Office Properties	15	12	299,454	81,168	(1.4)%	(10.4)%	78.4%	100
Industrial Properties	3	—	19,000	—	(29.0)%	(30.3)%	—	47

Total portfolio	18	12	318,454	81,168	(3.2)%	(11.6)%	59.4%	97

Leasing Commencement Information by Segment

For Leases That Commenced During the Six Months Ended June 30, 2010

	1st & 2nd Generation(1)				2nd Generation(1)
	Number of Leases(2)		Rentable Square Feet(2)		Changes in Rents(3)	Changes in Cash Rents(4)	Retention Rates(5)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Office Properties	27	21	489,465	221,811	(5.7)%	(16.8)%	78.1%	94
Industrial Properties	5	3	35,000	127,156	(21.4)%	(24.6)%	44.8%	48

Total portfolio	32	24	524,465	348,967	(7.5)%	(17.6)%	61.4%	85

(1)	First generation leasing includes space where we have made capital expenditures that result in additional revenue generated when the space is re-leased. Second generation leasing includes space where we have made capital expenditures to maintain the current market revenue stream.
(2)	Represents leasing activity for leases that commenced during the period shown, including first and second generation space, net of month-to-month leases. Excludes leasing on new construction.
(3)	Calculated as the change between GAAP rents for new/renewed leases and the expiring GAAP rents for the same space. Excludes leases for which the space was vacant longer than one year, or vacant when we acquired the property.

(4)	Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. Excludes leases for which the space was vacant longer than one year, or vacant when we acquired the property.
(5)	Calculated as the percentage of space either renewed or expanded into by existing tenants or subtenants at lease expiration.

The changes in rents and changes in cash rents reported above exclude leases of 249,003 and 291,012 rentable square feet for the three and six months ended June 30, 2010, respectively, for which the space was vacant longer than one year or the Company is leasing the space for the first time. The Company excludes space vacant for more than one year in its change in rents calculations in order to provide a meaningful market comparison.

In general, we have been experiencing decreases in rental rates in many of our submarkets due to continuing recessionary conditions and other related factors. During the second quarter of 2010, we executed 33 leases for an aggregate of 0.3 million rentable square feet. The weighted average change in rents as compared to the expiring rents for the same space for these new leases was a 24.8% decrease in cash rents and a 22.0% decrease in GAAP rents, excluding leases for which the space was vacant longer than one year. As of June 30, 2010, we believe that the weighted average cash rental rates for our overall portfolio, including recently acquired properties, are approximately 10% above the current average market rental rates, although individual properties within any particular submarket presently may be leased either above, below, or at the current market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our portfolio. As previously discussed, our rental rates and occupancy are impacted by general economic conditions, including the pace of regional economic growth and access to capital. Therefore, given the impact of the current economy on our submarkets, we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current market rates. Additionally, decreased demand and other negative trends or unforeseeable events that impair our ability to timely renew or re-lease space could have further negative effects on our future financial condition, results of operations, and cash flows.

Scheduled Lease Expirations.    The following table sets forth certain information regarding our lease expirations for the remainder of 2010 and the next five years, which is in addition to the 2.1 million rentable square feet, or 14.9%, of vacant space in our stabilized portfolio at June 30, 2010. Our ability to re-lease available space depends upon the market conditions in the specific regions in which our properties are located and general market conditions.

Lease Expirations by Segment Type(1)

Year of Lease Expiration	Number of Expiring Leases	Net Rentable Area Subject to Expiring Leases (Sq. Ft.)	Percentage of Leased Square Feet Represented by Expiring Leases	Annualized Base Rental Revenue Under Expiring Leases (000’s)(2)	Percentage of Annualized Base Rental Revenue Represented by Expiring Leases(2)	Average Annualized Base Rental Revenue Per Square Foot Under Expiring Leases (000’s)(2)
Office Properties:
Remainder of 2010	42	722,680	8.5%	$16,184	6.3%	$22.39
2011	72	668,516	7.8	15,620	6.1	23.37
2012	68	764,906	9.0	21,225	8.3	27.75
2013	66	842,130	9.9	22,821	8.9	27.10
2014	53	1,130,162	13.2	30,005	11.8	26.55
2015	59	1,053,088	12.3	32,948	12.9	31.29

Total Office	360	5,181,482	60.7%	138,803	54.3%	$26.79

Industrial Properties:
Remainder of 2010	4	96,484	3.2%	904	3.7%	$9.37
2011	12	376,658	12.4	3,345	13.7	8.88
2012	11	453,502	14.9	2,692	11.0	5.94
2013	8	610,455	20.1	4,463	18.2	7.31
2014	11	478,578	15.7	3,831	15.7	8.00
2015	10	544,864	17.9	3,839	15.7	7.05

Total Industrial	56	2,560,541	84.2%	19,074	78.0%	$7.45

Total	416	7,742,023	66.8%	$157,877	56.5%	$20.39

(1)	The information presented reflects leasing activity through June 30, 2010. For leases that have been renewed early or space that has been re-leased to a new tenant, the expiration date and annualized base rent information presented takes into consideration the renewed or re-leased lease terms. Excludes space leased under month-to-month leases and vacant space as of June 30, 2010.
(2)	Reflects annualized contractual base rental revenue calculated on a straight-line basis.

Leases representing approximately 7.1% and 9.0% of the occupied square footage of our stabilized portfolio are scheduled to expire during the remainder of 2010 and in 2011, respectively. The leases scheduled to expire during the remainder of 2010 and in 2011 represent approximately 1.4 million rentable square feet of office space, or 11.4% of our total annualized base rental revenue, and 0.5 million rentable square feet of industrial space, or 1.5% of our total annualized base rental revenue. As of June 30, 2010, we believe that the weighted average cash rental rates for leases scheduled to expire during the remainder of 2010 are up to 5% above the current average market rental rates, and leases scheduled to expire during 2011 are approximately 15% above current average market rental rates, although individual properties within any particular submarket presently may be leased either above, below, or at the current market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our portfolio.

Sublease Activity.    Of our leased space as of June 30, 2010, approximately 309,800 rentable square feet, or 2.3% of the square footage in our stabilized portfolio, was available for sublease compared to 297,100 rentable square feet, or 2.4% of the square footage in our stabilized portfolio, as of December 31, 2009. Of the 2.3% of available sublease space in our stabilized portfolio as of June 30, 2010, approximately 1.8% was vacant space, and the remaining 0.5% was occupied. Approximately 59.7%, 22.6%, and 3.9% of the available sublease space as of June 30, 2010 is located in the San Diego, Los Angeles, and Orange County regions, respectively. Of the approximately 309,800 rentable square feet available for sublease as of June 30, 2010, approximately 18,000 rentable square feet representing two leases are scheduled to expire in 2010, and approximately 45,300 rentable square feet representing two leases are scheduled to expire in 2011.

Development and Redevelopment Programs.    We believe that a portion of our future potential growth will continue to come from our development pipeline and redevelopment opportunities within our existing portfolio and/or targeted acquisitions. Redevelopment opportunities are those projects in which we spend significant development and construction costs on existing buildings pursuant to a formal plan, the result of which is a higher economic return on the property. However, while we continue to evaluate development opportunities throughout California and specifically in our core markets, we have currently delayed the timing and reduced the scope of our development program as a result of the present economic conditions in our submarkets. As of June 30, 2010, we had no development or redevelopment projects under, or committed for, construction. We are focusing on enhancing the entitlements for our existing development land pipeline, identifying redevelopment opportunities within our existing portfolio, and performing other activities to prepare for the time when development will again be economically attractive. Over the next two years we are planning to redevelop certain properties, which have been occupied by long-term tenants and require significant capital expenditures to upgrade and modernize the buildings (see additional information under the caption “—Current Regional Information”).

Incentive Compensation.    Our Executive Compensation Committee determines compensation, including equity and cash incentive programs, for our executive officers. The programs approved by the Executive Compensation Committee have historically provided for equity and cash compensation to be earned by our executive officers based on the attainment of certain performance measures, including financial, operating, and development targets.

In the first quarter of 2010, our Executive Compensation Committee approved the 2010 Annual Bonus Program for executive management that will allow executive management to receive bonus compensation for achieving certain specified corporate performance measures for the year ending December 31, 2010. As a result of the structure of this program and other performance-based and market-based programs that the Executive Compensation Committee may adopt in the future, accrued incentive compensation and compensation expense for such programs will be affected by our operating and development performance, financial results, the performance of the trading price of our common stock, and market conditions. Consequently, we cannot predict the amounts that will be recorded in future periods related to these compensation programs.

Share-Based Compensation.    As of June 30, 2010, there was $8.1 million of total unrecognized compensation cost related to outstanding nonvested shares and nonvested restricted stock units issued under share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.4 years. The $8.1 million of unrecognized compensation cost does not reflect the potential future compensation cost for the 2010 Annual Bonus Program or the leasing component of the 2007 Development Performance Plan (the “DPP”) since share-based awards have not been granted under these programs as of June 30, 2010. See Note 8 to our consolidated financial statements included with this report for additional information regarding our share-based incentive compensation plan.

As of June 30, 2010, we were still in the performance period for the leasing component of the DPP. The incentive award that may be earned under the leasing component of the DPP is based on whether certain future leasing targets are achieved by the fourth quarter of 2010 for development and redevelopment properties on which we commenced construction during 2007. If the performance measures are not ultimately achieved, we would reverse the cumulative compensation expense recorded to date for this program, which was $1.0 million as of June 30, 2010.

Significant Tenants

The following table sets forth information about our fifteen largest tenants as of the date of filing this quarterly report, based upon annualized rental revenues as of June 30, 2010.

Tenant Name	Property Segment	Annualized Base Rental Revenues(1)	Percentage of Total Annualized Base Rental Revenues(1)	Lease Expiration Date
		(in thousands)
Intuit Inc.	Office	$15,126	5.5%	Various	(2)
Bridgepoint Education, Inc.	Office	14,257	5.2	Various	(3)
Scripps Health	Office	12,562	4.5	Various	(4)
CareFusion Corporation	Office	10,087	3.7	Various	(5)
DIRECTV, Inc.	Office	8,540	3.1	July 2014
AMN Healthcare, Inc.	Office	8,341	3.0	July 2018
Fish & Richardson P.C.	Office	6,071	2.2	October 2018
Hewlett-Packard Company	Office	5,838	2.1	Various	(6)
Wells Fargo	Office	5,346	1.9	Various	(7)
Verenium Corporation	Office	5,158	1.9	Various	(8)
Epson America, Inc.	Office	4,915	1.8	October 2019
Avnet, Inc.	Office	3,768	1.4	February 2013
Scan Health Plan	Office	3,637	1.3	June 2015
Young & Rubicam, Inc.	Office	3,391	1.2	April 2020
Northrup Grumman Corporation	Office	3,268	1.2	Various	(9)

Total		$110,305	40.0%

(1)	Based upon annualized contractual base rental revenue, which is calculated on a straight-line basis in accordance with GAAP, for leases for which rental revenue is being recognized by us as of June 30, 2010.
(2)	The Intuit leases, which contribute $1.6 million and $13.5 million of annualized base rental revenues, expire in August 2012 and August 2017, respectively.
(3)	The Bridgepoint Education leases, which contribute $0.8 million, $5.7 million, and $7.8 million of annualized base rental revenues, expire in February 2017, July 2018, and September 2018, respectively.
(4)	The Scripps Health leases, which contribute $5.2 million and $7.4 million of annualized base rental revenues, expire in June 2021 and February 2027, respectively.
(5)	The CareFusion Corporation leases, which contribute $0.8 million and $9.3 million of annualized base rental revenues, expire in February 2012 and August 2017, respectively.
(6)	The Hewlett-Packard Company leases, which contribute $4.3 million and $1.5 million of annualized base rental revenues, expire in April 2012 and July 2015, respectively.
(7)	The Wells Fargo leases, which contribute $0.1 million, $1.4 million, $1.0 million, $0.7 million, $2.0 million, and $0.1 million of annualized rental revenues, expire in January 2011, September 2013, November 2014, August 2015, September 2017, and February 2019, respectively.
(8)	The Verenium Corporation leases, which contribute $2.9 million and $2.3 million of annualized base rental revenues, expire in November 2015 and March 2017, respectively.
(9)	The Northrup Grumman Corporation leases, which contribute $2.0 million and $1.3 million of annualized base rental revenues, expire in February 2012 and April 2012, respectively.

Stabilized Portfolio Information

The following table reconciles the changes in the rentable square feet in our stabilized portfolio of operating properties from June 30, 2009 to June 30, 2010:

	Office Properties		Industrial Properties		Total
	Number of Buildings	Rentable Square Feet	Number of Buildings	Rentable Square Feet	Number of Buildings	Rentable Square Feet
Total as of June 30, 2009	92	8,651,040	41	3,654,463	133	12,305,503
Acquisitions	7	1,381,508			7	1,381,508
Property added from the development portfolio	1	50,925			1	50,925
Remeasurement		5,330				5,330

Total as of June 30, 2010	100	10,088,803	41	3,654,463	141	13,743,266

Occupancy Information

The following table sets forth certain information regarding our stabilized portfolio:

Stabilized Portfolio Occupancy by Segment Type

Region	Number of Buildings	Square Feet Total	Occupancy at(1)
			6/30/2010	3/31/2010	12/31/2009
Office Properties:
Los Angeles and Ventura Counties	30	3,351,777	93.0%	88.1%	88.8%
San Diego	62	5,357,607	81.5	79.3	76.8
Orange County	7	647,447	78.2	52.4	49.8
San Francisco	1	731,972	89.7	—	—

	100	10,088,803	85.7	81.8	80.6

Industrial Properties:
Los Angeles County	1	192,053	100.0	100.0	100.0
Orange County	40	3,462,410	82.4	84.5	87.6

	41	3,654,463	83.3	85.3	88.2

Total stabilized portfolio	141	13,743,266	85.1%	82.8%	82.8%

	Average Occupancy for Three Months Ended June 30,
	Stabilized Portfolio(1)		Core Portfolio(2)
	2010	2009	2010	2009
Office Properties	84.6%	84.2%	84.7%	84.2%
Industrial Properties	85.0	89.8	85.0	90.1
Total portfolio	84.7%	85.9%	84.8%	85.9%

	Average Occupancy for Six Months Ended June 30,
	Stabilized Portfolio(1)		Core Portfolio(2)
	2010	2009	2010	2009
Office Properties	82.8%	84.7%	83.1%	84.7%
Industrial Properties	85.1	91.4	85.1	92.4
Total portfolio	83.5%	86.8%	83.7%	87.0%

(1)	Occupancy percentages reported are based on our stabilized portfolio for the period presented.
(2)	Occupancy percentages reported are based on Office Properties and Industrial Properties owned and stabilized as of January 1, 2009 and still owned and stabilized as of June 30, 2010.

As of June 30, 2010, the Office Properties and Industrial Properties represented approximately 91.3% and 8.7%, respectively, of our total annualized base rental revenue.

Current Regional Information

Real estate fundamentals continue to be challenging in many of our regional submarkets. We have generally seen an increase in vacancy rates across many of our regional submarkets, a decrease in occupancy, as well as a downward trend in rental rates. Generally, we believe that there may continue to be pressure on landlords for concession packages throughout 2010. See additional information regarding rental rates under the captions “—Leasing Activity and Rental Rates” and “—Scheduled Lease Expirations.”

Los Angeles and Ventura Counties.    Our Los Angeles and Ventura Counties stabilized office portfolio of 3.4 million rentable square feet was 93.0% occupied with approximately 236,100 vacant rentable square feet as of June 30, 2010 compared to 88.8% occupied with approximately 376,400 vacant rentable square feet as of December 31, 2009. The increase in Los Angeles and Ventura Counties stabilized office portfolio occupancy is primarily due to two leases encompassing approximately 146,100 rentable square feet that commenced in the second quarter of 2010.

As of June 30, 2010, an aggregate of approximately 561,200 and 476,000 rentable square feet are scheduled to expire in this region during the remainder of 2010 and 2011, respectively. The aggregate rentable square feet scheduled to expire in this region during the remainder of 2010 and 2011 represents approximately 32.0% of the total occupied rentable square feet in this region and 7.9% of our annualized base rental revenues for our total stabilized portfolio. Of the 1,037,200 rentable square feet scheduled to expire during the remainder of 2010 and 2011, approximately 399,300 rentable square feet is located in the El Segundo submarket. Based on third party broker reports, total vacancy in the El Segundo Class A office market is forecasted to increase over the next six months from its current level of 13.2% to slightly above 20% due to approximately 800,000 rentable square feet of lease expirations that are expected to vacate in this submarket. Of the approximately 399,300 rentable square feet scheduled to expire in the El Segundo submarket, approximately 286,200 rentable square feet was occupied by The Boeing Company through July 31, 2010. The Boeing Company has vacated our building and consolidated into space it currently owns. Since The Boeing Company and its predecessors occupied the building for more than 25 years, we will be redeveloping this property to upgrade and modernize the asset and to ensure it is well-positioned as the El Segundo tenant base is currently diversifying from an aerospace industry concentration.

San Diego.    Our San Diego stabilized office portfolio of 5.4 million rentable square feet was 81.5% occupied with approximately 991,700 vacant rentable square feet as of June 30, 2010 compared to 76.8% occupied with approximately 1.2 million vacant rentable square feet as of December 31, 2009. The increase in San Diego stabilized office portfolio occupancy is primarily due to six leases comprising approximately 241,800 rentable square feet that have commenced during the first and second quarters of 2010. In addition, we have leased approximately 257,400 rentable square feet in this region that was vacant at June 30, 2010. The new leases are scheduled to commence at various dates during the remainder of 2010. During the six months ended June 30, 2010, we acquired four San Diego office buildings encompassing approximately 279,400 rentable square feet. These four buildings were 78.0% occupied as of June 30, 2010 (see Note 2 to our consolidated financial statements included in this report for additional information).

As of June 30, 2010, leases representing an aggregate of approximately 138,300 and 145,600 rentable square feet are scheduled to expire during the remainder of 2010 and 2011, respectively, in this region. The aggregate rentable square feet scheduled to expire in this region during the remainder of 2010 and 2011 represents approximately 6.5% of the total occupied rentable square feet in this region and 2.8% of our annualized base rental revenues for our total stabilized portfolio.

Orange County.    As of June 30, 2010, our Orange County stabilized industrial portfolio was 82.4% occupied with approximately 609,800 vacant rentable square feet compared to 87.6% occupied with approximately 429,900 vacant rentable square feet as of December 31, 2009. The decrease in Orange County stabilized industrial portfolio occupancy is primarily attributable to two leases encompassing approximately 74,300 and 58,300 rentable square feet that expired during the first and second quarters, respectively, of 2010. Approximately 264,900 rentable square feet of the 609,800 rentable square feet that was vacant as of June 30, 2010 has been re-leased to new tenants. The new leases are expected to commence during the remainder of 2010.

Our Orange County stabilized office portfolio of approximately 647,400 rentable square feet was 78.2% occupied with approximately 141,500 vacant rentable square feet as of June 30, 2010 compared to 49.8% occupied with approximately 139,100 vacant rentable square feet as of December 31, 2009. During the quarter ended June 30, 2010, we acquired two Orange County office buildings encompassing approximately 370,100 rentable square feet. These two buildings were 97.0% occupied as of June 30, 2010 (see Note 2 to our consolidated financial statements included in this report for additional information).

As of June 30, 2010, leases representing an aggregate of approximately 107,000 and 401,000 rentable square feet are scheduled to expire during the remainder of 2010 and 2011, respectively, in this region. The aggregate rentable square feet scheduled to expire during the remainder of 2010 and 2011 represents approximately 15.2% of the total occupied rentable square feet in this region and 1.8% of the annualized base rental revenues for our total stabilized portfolio. Of the 508,000 rentable square feet scheduled to expire during the remainder of 2010 and 2011, approximately 473,100 rentable square feet is industrial space. Within the overall Orange County market, total vacancy for industrial space is currently 6.0%. Over the last year, the Orange County industrial market has experienced a significant decrease in rental rates. As of June 30, 2010, we believe that the weighted average cash rental rates for our Orange County industrial portfolio are approximately 15% above the current average market rental rates, although individual properties may be leased either above, below, or at the current average market rental rates.

San Francisco.    During the quarter ended June 30, 2010, we acquired one office building in San Francisco encompassing approximately 732,000 rentable square feet. The building was 89.7% occupied as of June 30, 2010 (see Note 2 to our consolidated financial statements included in this report for additional information). As of June 30, 2010, leases representing an aggregate of approximately 12,600 and 22,600 rentable square feet are scheduled to expire during the remainder of 2010 and 2011, respectively, in this region. The aggregate rentable square feet scheduled to expire in this region during the remainder of 2010 and 2011 represents approximately 5.4% of the total occupied rentable square feet in this region and less than 0.5% of our annualized base rental revenues for our total stabilized portfolio. Total vacancy in the San Francisco South Financial District Class A office market is currently 21.9%.

Results of Operations

Management internally evaluates the operating performance and financial results of our portfolio based on Net Operating Income for the following segments of commercial real estate property: Office Properties and Industrial Properties. We define “Net Operating Income” as operating revenues (rental income, tenant reimbursements, and other property income) less operating expenses (property expenses, real estate taxes, provision for bad debts, and ground leases). The Net Operating Income segment information presented within this Management’s Discussion and Analysis of Financial Condition and Results of Operations consists of the same Net Operating Income segment information disclosed in Note 12 to our consolidated financial statements.

Comparison of the Three Months Ended June 30, 2010 to the Three Months Ended June 30, 2009

The following table reconciles our Net Operating Income by segment to our net (loss) income available for common stockholders for the three months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Dollar Change	Percentage Change
	2010	2009
	($ in thousands)
Net Operating Income, as defined
Office Properties	$45,216	$47,080	$(1,864)	(4.0)%
Industrial Properties	5,817	6,085	(268)	(4.4)

Total portfolio	$51,033	$53,165	$(2,132)	(4.0)

Reconciliation to Net (Loss) Income Available for Common Stockholders:
Net Operating Income, as defined for reportable segments	$51,033	$53,165	$(2,132)	(4.0)
Unallocated (expense) income:
Interest income and other net investment (losses) gains	(18)	503	(521)	(103.6)
Interest expense	(13,088)	(11,897)	(1,191)	(10.0)
Loss on early extinguishment of debt	(4,564)	—	(4,564)	(100.0)
General and administrative expenses	(6,728)	(7,308)	580	7.9
Acquisition-related expenses	(957)	—	(957)	(100.0)
Depreciation and amortization	(23,722)	(23,470)	(252)	(1.1)

Income from continuing operations	1,956	10,993	(9,037)	(82.2)
Income from discontinued operations	—	2,350	(2,350)	(100.0)

Net income	1,956	13,343	(11,387)	(85.3)
Net loss (income) attributable to noncontrolling common units of the Operating Partnership	60	(427)	487	114.1

Net income attributable to Kilroy Realty Corporation	2,016	12,916	(10,900)	(84.4)
Total preferred dividends and distributions	(3,799)	(3,799)	—	0.0

Net (loss) income available to common stockholders	$(1,783)	$9,117	$(10,900)	(119.6)%

Rental Operations

Office Properties

The following table compares the Net Operating Income for the Office Properties for the three months ended June 30, 2010 and 2009.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2010	2009	Dollar Change	Percentage Change	2010	2009	Dollar Change	Percentage Change
	($ in thousands)
Operating revenues:
Rental income	$58,649	$55,612	$3,037	5.5%	$55,395	$55,613	$(218)	(0.4)%
Tenant reimbursements	5,586	6,442	(856)	(13.3)	5,522	6,440	(918)	(14.3)
Other property income	483	1,036	(553)	(53.4)	481	1,036	(555)	(53.6)

Total	64,718	63,090	1,628	2.6	61,398	63,089	(1,691)	(2.7)

Property and related expenses:
Property expenses	13,425	11,704	1,721	14.7	12,505	11,626	879	7.6
Real estate taxes	5,707	5,371	336	6.3	5,225	5,278	(53)	(1.0)
Provision for bad debts	—	(1,497)	1,497	100.0	—	(1,496)	1,496	100.0
Ground leases	370	432	(62)	(14.4)	370	432	(62)	(14.4)

Total	19,502	16,010	3,492	21.8	18,100	15,840	2,260	14.3

Net Operating Income	$45,216	$47,080	$(1,864)	(4.0)%	$43,298	$47,249	$(3,951)	(8.4)%

(1)	Office Properties owned and stabilized as of January 1, 2009 and still owned and stabilized as of June 30, 2010.

Rental Income

Rental Income from Office Properties increased $3.0 million, or 5.5%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 primarily due to an increase of $3.3 million generated by seven office buildings we acquired in the second quarter of 2010 (the “Office Acquisition Properties”).

Tenant Reimbursements

Tenant reimbursements from Office Properties decreased $0.9 million, or 13.3%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 primarily due to the renewal of several leases at Office Properties owned and stabilized as of January 1, 2009 and still owned and stabilized as of June 30, 2010 (the “Core Office Portfolio”), which resulted in the reset of the base year expense level.

Other Property Income

Other property income from Office Properties decreased $0.6 million, or 53.4%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 primarily due to a $0.9 million net lease termination fee received during the second quarter of 2009 related to a settlement with a former tenant.

Property Expenses

Property expenses from Office Properties increased $1.7 million, or 14.7%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 due to:

•	An increase of $0.9 million generated by the Core Office Portfolio primarily due to:

•	An increase of $0.8 million primarily attributable to nonreimbursable legal fees and consulting costs;

•

An increase of $0.3 million attributable to an increase in certain recurring operating costs such as utilities, property management expenses, repairs and maintenance, janitorial and other service-related costs; and

•	An increase of $0.8 million generated by the Office Acquisition Properties.

Real Estate Taxes

Real estate taxes from Office Properties increased $0.3 million, or 6.3%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 primarily due to an increase of $0.4 million in real estate taxes attributable to the Office Acquisition Properties.

Provision for Bad Debts

The provision for bad debts from Office Properties for the three months ended June 30, 2009 included a reversal of $1.5 million of a previously recorded allowance for bad debts. During three months ended March 31, 2009, we recorded a provision for bad debts for a specific tenant in San Diego that notified us that it would like to downsize its lease obligation. When the tenant subsequently notified us in the second quarter of 2009 of its intent to abandon its interest in the leased premises, we drew on a letter of credit securing payment under the terms of the lease, and reversed the $1.5 million previously recorded allowance related to the deferred rent receivable from the tenant.

Net Operating Income

Net Operating Income from Office Properties decreased $1.9 million, or 4.0%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 primarily due to:

•	A decrease of $4.0 million attributable to the Core Office Portfolio primarily due to:

•	A reversal of a previously recorded allowance for bad debts;

•	An increase in nonreimbursable legal fees and consulting costs; and

•	A decrease in tenant reimbursements due to lease renewals; and

•	An offsetting increase of $2.1 million attributable to Office Acquisition Properties.

Industrial Properties

The following table compares the Net Operating Income for the Industrial Properties for the three months ended June 30, 2010 and 2009.

Industrial Properties

	Total Industrial Portfolio				Core Industrial Portfolio(1)
	2010	2009	Dollar Change	Percentage Change	2010	2009	Dollar Change	Percentage Change
	($ in thousands)
Operating revenues:
Rental income	$6,389	$6,986	$(597)	(8.5)%	$6,344	$6,938	$(594)	(8.6)%
Tenant reimbursements	897	961	(64)	(6.7)	897	961	(64)	(6.7)
Other property income	412	13	399	3,069.2	412	13	399	3,069.2

Total	7,698	7,960	(262)	(3.3)	7,653	7,912	(259)	(3.3)

Property and related expenses:
Property expenses	1,118	878	240	27.3	995	768	227	29.6
Real estate taxes	775	772	3	0.4	665	664	1	0.2
Provision for bad debts	(12)	225	(237)	(105.3)	(12)	225	(237)	(105.3)

Total	1,881	1,875	6	0.3	1,648	1,657	(9)	(0.5)

Net Operating Income	$5,817	$6,085	$(268)	(4.4)%	$6,005	$6,255	$(250)	(4.0)%

(1)	Industrial Properties owned and stabilized as of January 1, 2009 which are still owned and stabilized as of June 30, 2010.

Rental Income

Rental income from Industrial Properties decreased $0.6 million, or 8.5%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 primarily due to a decrease in average occupancy for the Industrial Properties owned and stabilized as of January 1, 2009 and still owned and stabilized as of June 30, 2010 (the “Core Industrial Portfolio”). Average occupancy for the Core Industrial Portfolio decreased 5.1%, from 90.1% for the three months ended June 30, 2009, to 85.0% for the three months ended June 30, 2010.

Other Property Income

Other property income from Industrial Properties increased $0.4 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 primarily due to an increase in lease termination fees generated by the Core Industrial Portfolio. During the second quarter of 2010 we recognized $0.2 million of a $1.0 million surrender fee that is being amortized over the remaining term of a lease with one tenant that will be vacating one of our Industrial Properties in Orange County during the fourth quarter of 2010.

Property Expenses

Property expenses from Industrial Properties increased $0.2 million, or 27.3%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 primarily due to an increase in nonreimbursable legal fees mainly due to tenant defaults that occurred during 2009.

Net Operating Income

Net Operating Income from Industrial Properties decreased $0.3 million, or 4.4%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 due to:

•	A decrease of $0.3 million attributable to the Core Industrial Portfolio primarily due to:

•	A decrease in average occupancy year over year; and

•	An increase in nonreimbursable legal fees mainly due to tenant defaults that occurred during 2009.

Other Income and Expenses

Acquisition-related Expenses

During the three months ended June 30, 2010, we incurred acquisition costs in connection with acquisitions completed in 2010 and other potential acquisitions. See additional information under the caption “—Factors That May Influence Future Results of Operations—Acquisitions.” In accordance with accounting provisions, all acquisition costs related to operating properties are expensed as incurred. We anticipate that we could incur additional third-party acquisition costs throughout 2010 as we pursue other potential acquisition opportunities.

Interest Income and Other Net Investment (Losses) Gains

Interest income and other net investment (losses) gains fluctuated by $0.5 million, or 103.6%, to a net loss for the three months ended June 30, 2010 compared to a net gain for the three months ended June 30, 2009 primarily due to a decrease in the fair value of the marketable securities held in connection with the Kilroy Realty Corporation 2007 Deferred Compensation Plan (the “Deferred Compensation Plan”).

Interest Expense

The following table sets forth our gross interest expense, including debt discounts and loan cost amortization, net of capitalized interest for the three months ended June 30, 2010 and 2009:

	2010	2009	Dollar Change	Percentage Change
	($ in thousands)
Gross interest expense	$15,897	$14,170	$1,727	12.2%
Capitalized interest	(2,809)	(2,273)	(536)	23.6%

Interest expense	$13,088	$11,897	$1,191	10.0%

Gross interest expense, before the effect of capitalized interest, increased $1.7 million, or 12.2%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 primarily due to an increase in our weighted-average effective interest rate from approximately 5.0% during the three months ended June 30, 2009 to approximately 6.3% during the three months ended June 30, 2010, offset by a decrease in our average debt balance during the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

Capitalized interest increased $0.5 million, or 23.6%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 primarily due to an increase in our weighted-average effective interest rate which caused a corresponding increase in the capitalization rate applied to our development and redevelopment asset balances qualifying for interest capitalization. Delays and scope reductions in our development program impact the average development and redevelopment asset balances qualifying for interest and other carry cost capitalization. As of June 30, 2010, our development pipeline included 116.7 gross acres of land with an aggregate cost basis of approximately $261.0 million. During both the three months ended June 30, 2010 and 2009, we did not capitalize interest on five of our seven development pipeline properties with an aggregate cost basis of approximately $82 million as of June 30, 2010, as we determined these projects did not qualify for interest capitalization under GAAP. We have suspended substantially all development activities related to these projects as a result of economic conditions in our submarkets. We expect that average development asset balances qualifying for interest capitalization may decrease over the next year as a result of a decrease in the level of our development activities.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt was approximately $4.6 million during the three months ended June 30, 2010 and represents the net loss from the repurchase of 3.25% Exchangeable Notes with an aggregate stated principal amount of $150.0 million (see Note 5 to our consolidated financial statements included in this report for additional information).

Comparison of the Six Months Ended June 30, 2010 to the Six Months Ended June 30, 2009

The following table reconciles our Net Operating Income by segment to our net income available for common stockholders for the six months ended June 30, 2010 and 2009.

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2010	2009
	($ in thousands)
Net Operating Income, as defined
Office Properties	$88,561	$91,575	$(3,014)	(3.3)%
Industrial Properties	11,267	13,821	(2,554)	(18.5)

Total portfolio	$99,828	$105,396	$(5,568)	(5.3)

Reconciliation to Net Income Available for Common Stockholders:
Net Operating Income, as defined for reportable segments	$99,828	$105,396	$(5,568)	(5.3)
Unallocated income (expenses):
Interest income and other net investment gains	366	573	(207)	(36.1)
Interest expense	(25,044)	(24,115)	(929)	(3.9)
Loss on early extinguishment of debt	(4,564)	—	(4,564)	(100.0)
General and administrative expenses	(13,823)	(14,361)	538	3.7
Acquisition-related expenses	(1,270)	—	(1,270)	(100.0)
Depreciation and amortization	(44,660)	(44,640)	(20)	0.0

Income from continuing operations	10,833	22,853	(12,020)	(52.6)
Income from discontinued operations	—	2,261	(2,261)	(100.0)

Net income	10,833	25,114	(14,281)	(56.9)
Net income attributable to noncontrolling common units of the Operating Partnership	(132)	(824)	692	84.0

Net income attributable to Kilroy Realty Corporation	10,701	24,290	(13,589)	(55.9)
Total preferred dividends and distributions	(7,598)	(7,598)	—	0.0

Net income available to common stockholders	$3,103	$16,692	$(13,589)	(81.4)%

Rental Operations

Office Properties

The following table compares the Net Operating Income for the Office Properties for the six months ended June 30, 2010 and 2009.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2010	2009	Dollar Change	Percentage Change	2010	2009	Dollar Change	Percentage Change
	($ in thousands)
Operating revenues:
Rental income	$112,917	$111,496	$1,421	1.3%	$109,580	$111,497	$(1,917)	(1.7)%
Tenant reimbursements	10,477	13,012	(2,535)	(19.5)	10,411	13,010	(2,599)	(20.0)
Other property income	926	1,740	(814)	(46.8)	924	1,740	(816)	(46.9)

Total	124,320	126,248	(1,928)	(1.5)	120,915	126,247	(5,332)	(4.2)

Property and related expenses:
Property expenses	24,461	23,199	1,262	5.4	23,420	23,038	382	1.7
Real estate taxes	10,948	10,718	230	2.1	10,287	10,595	(308)	(2.9)
Provision for bad debts	38	(73)	111	152.1	38	(72)	110	152.8
Ground leases	312	829	(517)	(62.4)	312	829	(517)	(62.4)

Total	35,759	34,673	1,086	3.1	34,057	34,390	(333)	(1.0)

Net Operating Income	$88,561	$91,575	$(3,014)	(3.3)%	$86,858	$91,857	$(4,999)	(5.4)%

(1)	Office Properties owned and stabilized as of January 1, 2009 and still owned and stabilized as of June 30, 2010.

Rental Income

Rental income from Office Properties increased $1.4 million, or 1.3%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 due to:

•	An increase of $3.3 million attributable to the Office Acquisition Properties; and

•

An offsetting decrease of $1.9 million generated by the Core Office Portfolio primarily attributable to a 1.6% decrease in average occupancy from 84.7% for the six months ended June 30, 2009 to 83.1% for the six months ended June 30, 2010.

Tenant Reimbursements

Tenant reimbursements from Office Properties decreased $2.5 million, or 19.5%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to:

•	A decrease of $2.6 million generated by the Core Office Portfolio primarily due to:

•	A decrease in the average occupancy, as discussed above under the caption “—Rental Income”; and

•	A decrease due to the renewal of several leases which resulted in the reset of the base year expense level for these leases.

Other Property Income

Other property income from Office Properties decreased $0.8 million, or 46.8%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to a $1.3 million net lease termination fee related to a settlement with a former tenant during the six months ended June 30, 2009.

Property Expenses

Property expenses from Office Properties increased $1.3 million, or 5.4%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to:

•	An increase of $0.8 million generated by the Office Acquisition Properties; and

•	An increase of $0.4 million generated by the Core Office Portfolio due to:

•	An increase of $0.9 million primarily attributable to nonreimbursable legal fees and consulting costs; and

•	An offsetting decrease of $0.6 million primarily related to nonrecurring repairs in 2009.

Ground Leases

Ground lease expense from Office Properties decreased $0.5 million, or 62.4%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to a ground rent expense adjustment for our Kilroy Airport Center, Long Beach Project. During the first quarter of 2010, we were successful in negotiating a lower rental rate under the terms of the ground lease retroactive to January 1, 2006.

Net Operating Income

Net Operating Income from Office Properties decreased $3.0 million, or 3.3%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to:

•	A decrease of $5.0 million attributable to the Core Office Portfolio primarily due to:

•	A decrease of $4.5 million due to a decrease in rental income and tenant reimbursements primarily attributable to a decrease in average occupancy period over period; and

•	An offsetting increase of $2.2 million attributable to the Office Acquisition Properties.

Industrial Properties

The following table compares the Net Operating Income for the Industrial Properties for the six months ended June 30, 2010 and 2009.

Industrial Properties

	Total Industrial Portfolio				Core Industrial Portfolio(1)
	2010	2009	Dollar Change	Percentage Change	2010	2009	Dollar Change	Percentage Change
	($ in thousands)
Operating revenues:
Rental income	$12,777	$14,166	$(1,389)	(9.8)%	$12,687	$14,038	$(1,351)	(9.6)%
Tenant reimbursements	1,724	2,043	(319)	(15.6)	1,724	2,043	(319)	(15.6)
Other property income	414	1,104	(690)	(62.5)	414	1,104	(690)	(62.5)

Total	14,915	17,313	(2,398)	(13.9)	14,825	17,185	(2,360)	(13.7)

Property and related expenses:
Property expenses	2,102	1,713	389	22.7	1,879	1,469	410	27.9
Real estate taxes	1,570	1,554	16	1.0	1,350	1,327	23	1.7
Provision for bad debts	(24)	225	(249)	(110.7)	(24)	225	(249)	(110.7)

Total	3,648	3,492	156	4.5	3,205	3,021	184	6.1

Net Operating Income	$11,267	$13,821	$(2,554)	(18.5)%	$11,620	$14,164	$(2,544)	(18.0)%

(1)	Industrial Properties owned and stabilized as of January 1, 2009 which are still owned and stabilized as of June 30, 2010.

Rental Income

Rental income from Industrial Properties decreased $1.4 million, or 9.8%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to a decrease in average occupancy for the Core Industrial Portfolio. Average occupancy for the Core Industrial Portfolio decreased 7.3%, from 92.4% for the six months ended June 30, 2009, to 85.1% for the six months ended June 30, 2010.

Tenant Reimbursements

Tenant reimbursements from Industrial Properties decreased $0.3 million, or 15.6%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 due to a decrease in the Core Industrial Portfolio’s average occupancy, as discussed above under the caption “—Rental Income.”

Other Property Income

Other property income from Industrial Properties decreased $0.7 million, or 62.5%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 due to:

•	A decrease of $0.7 million attributable to the Core Industrial Portfolio primarily due to:

•	A decrease related to a $1.1 million restoration fee included in the results for 2009 from a tenant that vacated one of our Industrial Properties in Orange County; and

•

An offsetting increase related to the recognition of $0.2 million of a $1.0 million surrender fee during the second quarter of 2010 that is being amortized over the remaining term of a lease with one tenant that will be vacating one of our Industrial Properties in Orange County during the fourth quarter of 2010.

Property Expenses

Property expenses from Industrial Properties increased $0.4 million, or 22.7%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to an increase in nonreimbursable legal fees mainly due to tenant defaults that occurred during 2009.

Net Operating Income

Net Operating Income from Industrial Properties decreased $2.6 million, or 18.5%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to:

•	A decrease of $2.5 million attributable to the Core Industrial Portfolio primarily due to:

•	A $1.1 million restoration fee included in the results for the first quarter of 2009 from a tenant that vacated one of our Industrial Properties in Orange County; and

•	A decrease in average occupancy year over year.

Other Income and Expenses

Acquisition-related Expenses

During the six months ended June 30, 2010, we incurred acquisition costs in connection with acquisitions completed in 2010 and other potential acquisitions. See additional information under the caption “—Factors That May Influence Future Results of Operations—Acquisitions.” In accordance with accounting provisions, all acquisition costs related to operating properties are expensed as incurred. We anticipate that we could incur additional third-party acquisition costs throughout 2010 as we pursue other potential acquisition opportunities.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts and loan cost amortization, net of capitalized interest for the six months ended June 30, 2010 and 2009:

	2010	2009	Dollar Change	Percentage Change
	($ in thousands)
Gross interest expense	$30,437	$28,451	$1,986	7.0%
Capitalized interest	(5,393)	(4,336)	(1,057)	24.4%

Interest expense	$25,044	$24,115	$929	3.9%

Gross interest expense, before the effect of capitalized interest, increased $2.0 million, or 7.0%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to an increase in our weighted-average effective interest rate from approximately 5.0% during the six months ended June 30, 2009 to approximately 6.1% during the six months ended June 30, 2010, offset by a decrease in our average debt balance during the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Capitalized interest increased $1.1 million, or 24.4%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to an increase in our weighted-average effective interest rate, which caused a corresponding increase in the capitalization rate applied to our development and redevelopment asset balances qualifying for interest capitalization. Delays and scope reductions in our development program impact the average development and redevelopment asset balances qualifying for interest and other carry cost capitalization. As of June 30, 2010, our development pipeline included 116.7 gross acres of land with an aggregate cost basis of approximately $261.0 million. During both the six months ended June 30, 2010 and 2009, we did not capitalize interest on five of our seven development pipeline properties with an aggregate cost basis of approximately $82 million as of June 30, 2010, as we determined these projects did not qualify for interest capitalization under GAAP. We have suspended substantially all development activities related to these projects as a result of economic conditions in our submarkets. We expect that average development asset balances qualifying for interest capitalization may decrease over the next year as a result of a decrease in the level of our development activities.

Interest Income and Other Net Investment Gains

Total interest income and other net investment gains decreased $0.2 million, or 36.1%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to a decrease in the fair value of the marketable securities held in connection with the Deferred Compensation Plan.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt was approximately $4.6 million during the six months ended June 30, 2010 and represents the net loss from the repurchase of 3.25% Exchangeable Notes with an aggregate stated principal amount of $150.0 million (see Note 5 to our consolidated financial statements included in this report for additional information).

Liquidity and Capital Resources

General

Our primary liquidity sources and uses are as follows:

Liquidity Sources

•	Net cash flow from operations;

•	Borrowings under the Credit Facility;

•	Proceeds from additional secured or unsecured debt financings;

•	Proceeds from public or private issuance of debt or equity securities; and

•	Proceeds from the disposition of nonstrategic assets.

Liquidity Uses

•	Property or undeveloped land acquisitions;

•	Operating and corporate expenses;

•	Capital expenditures, tenant improvement and leasing costs;

•	Development and redevelopment costs;

•	Debt service and principal payments, including debt maturities;

•	Distributions to common and preferred stockholders and unitholders; and

•	Purchasing outstanding debt.

General Strategy

Our general strategy is to maintain a conservative balance sheet with a top credit profile and to maintain a capital structure that allows for financial flexibility and diversification of capital resources. We manage our capital structure to reflect a long-term investment approach and utilize multiple sources of capital to meet our long-term capital requirements. We believe that our current projected liquidity requirements for 2010, as set forth above under the caption “—Liquidity Uses,” will be satisfied using potentially all liquidity sources listed above. We believe our conservative leverage provides us with financial flexibility and enhances our ability to obtain additional sources of liquidity if necessary, and, therefore, we are well-positioned to refinance or repay maturing debt and to pursue attractive acquisition opportunities, which we may finance, as necessary, with future public and private issuances of debt and equity securities.

2010 Financing Activities

During the first six months of 2010, we completed a variety of capital raising activities which significantly extended our debt maturities and enabled us to fund five property acquisitions. This financing and acquisition activity increased our consolidated total assets by approximately 20% as compared to December 31, 2009, without increasing our total debt as a percentage of total market capitalization. The following activities occurred during the period:

•

Subject to customary closing conditions, in August 2010, we will enter into a $500 million unsecured revolving credit facility (the “New Credit Facility”) with a term of three years plus a one year extension option. We will use borrowings under the New Credit Facility to repay, and then terminate, the Credit Facility. In April 2010, we extended the maturity date of the Credit Facility from April 2010 to April 2011 for a one-time extension fee equal to 0.15% of the total $550 million borrowing capacity of the Credit Facility (see Note 5 to our consolidated financial statements included in this report for additional information).

•

A portion of our unsecured senior notes, with a principal balance of $61.0 million, is scheduled to mature in August 2010. We intend to borrow under the New Credit Facility or our extended Credit Facility, as may then be in effect, to repay the remaining principal amounts of the maturing loan.

•

In June 2010, we completed a tender offer for the repurchase of $150 million in aggregate stated principal value of our 3.25% Exchangeable Notes (see Note 5 to our consolidated financial statements included in this report for additional information).

•

In June 2010, we assumed secured debt with a principal balance of $52.0 million in conjunction with the acquisition of Mission City Corporate Center in San Diego, CA (see Notes 1, 2, and 5 to our consolidated financial statements included in this report for additional information).

•

In May 2010, the Operating Partnership issued $250.0 million in aggregate principal amount of 6.625% unsecured senior notes due 2020 (see Note 5 to our consolidated financial statements included in this report for additional information).

•

In April 2010, we completed an underwritten public offering of 9,200,000 shares of our common stock. The net offering proceeds, after deducting underwriting discounts and commissions and offering expenses, were approximately $299.8 million (see Note 7 to our consolidated financial statements included in this report for additional information).

•

In April 2010, the Operating Partnership was assigned initial investment grade credit ratings by two major rating agencies, which management believes enhances our access to the capital markets by allowing the Operating Partnership to raise long-term unsecured debt financing in the bond market.

•	In March 2010, we used borrowings under our Credit Facility to pay off a secured line of credit with an outstanding principal balance of $33.5 million that was scheduled to mature in April 2010.

•

In January 2010, we used the proceeds from the issuance of a $71.0 million mortgage loan to pay off an outstanding mortgage loan with a principal balance of $63.2 million that was scheduled to mature in April 2010. The mortgage loan is secured by five properties, bears interest at an annual rate of 6.51%, requires monthly interest and principal payments based on a 30-year amortization period, and is scheduled to mature on February 1, 2017.

Liquidity Uses

Capitalization

As of June 30, 2010, our total debt as a percentage of total market capitalization was 39.6%, and our total debt and liquidation value of our preferred equity as a percentage of total market capitalization was 46.3%, which was calculated based on our closing price per share of our common stock of $29.73 on June 30, 2010 as follows:

	Shares/Units at June 30, 2010	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
	($ in thousands)
Debt:
Credit Facility		$150,000	5.0%
3.25% Exchangeable Notes(1)		148,000	5.0
4.25% Exchangeable Notes(2)		172,500	5.8
Unsecured Senior Notes due 2010		61,000	2.0
Unsecured Senior Notes due 2014		83,000	2.8
Unsecured Senior Notes due 2020(3)		250,000	8.4
Secured debt(4)		317,470	10.6

Total debt		$1,181,970	39.6

Equity and Noncontrolling Interest:
7.450% Series A Cumulative Redeemable Preferred Units(5)	1,500,000	$75,000	2.5
7.800% Series E Cumulative Redeemable Preferred Stock(6)	1,610,000	40,250	1.3
7.500% Series F Cumulative Redeemable Preferred Stock(6)	3,450,000	86,250	2.9
Common Units Outstanding(7)	1,723,131	51,229	1.7
Common Shares Outstanding(7)	52,296,219	1,554,767	52.0

Total equity and noncontrolling interests		1,807,496	60.4

Total Market Capitalization		$2,989,466	100.0%

(1)	Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $5.5 million as of June 30, 2010.
(2)	Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $18.4 million as of June 30, 2010.
(3)	Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $2.1 million as of June 30, 2010.
(4)	Includes the $52.0 million gross aggregate principal amount of the loan due in April 2012 before the effect of the unamortized discount of approximately $0.9 million as of June 30, 2010.
(5)	Value based on $50.00 per share liquidation preference.
(6)	Value based on $25.00 per share liquidation preference.
(7)	Value based on closing price per share of our common stock of $29.73 as of June 30, 2010.

Debt Composition

The composition of our aggregate debt balances between fixed- and variable-rate debt as of June 30, 2010 and December 31, 2009 were as follows:

	Percentage of Total Debt		Weighted Average Interest Rate
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Secured vs. unsecured:
Unsecured(1)	73.1%	70.7%	4.5%	3.8%
Secured	26.9	29.3	6.0	5.7
Variable-rate vs. fixed-rate:
Variable-rate	12.7	13.0	1.2	1.1
Fixed-rate(1)	87.3	87.0	5.5	4.8
Total debt interest rate(1)			4.9	4.3
Total debt interest rate including loan costs(1)			5.3	4.8
GAAP effective interest rate(2)			6.0%	5.9%

(1)	Excludes the impact of the noncash debt discounts on our Exchangeable Notes (see Note 5 to our consolidated financial statements included in this report for additional information on the debt discount).
(2)	Represents the GAAP effective interest rate for total debt, which includes the impact of the amortization of the noncash debt discount related to the accounting for the Exchangeable Notes.

Credit Facility

The following table summarizes the balance and significant terms of the Credit Facility as of June 30, 2010 and December 31, 2009.

	June 30, 2010	December 31, 2009
	(in thousands)
Outstanding borrowings	$150,000	$97,000
Remaining borrowing capacity	400,000	453,000

Total borrowing capacity(1)	$550,000	$550,000

Maturity date(2)	April 2011	April 2010
Interest rate(3)	1.17%	1.11%
Unused funds fee(4)	0.20%	0.20%

(1)	We may elect to borrow, subject to bank approval, up to an additional $100 million under an accordion feature.
(2)	In April 2010, we exercised an option to extend the maturity date of the Credit Facility by one year.
(3)	At June 30, 2010, the Credit Facility bore interest at an annual rate of LIBOR plus 0.80%. At December 31, 2009, the Credit Facility bore interest at an annual rate of LIBOR plus 0.85% to 1.35% depending upon the Company’s leverage ratio.
(4)	At June 30, 2010, the fee for unused funds was at an annual rate of 0.20%. At December 31, 2009, the fee for unused funds was at an annual rate of 0.15% to 0.20% depending on the our remaining borrowing capacity.

As discussed above under the caption “—2010 Financing Activities”, we will enter into the New Credit Facility in August 2010 and we will use borrowings under the New Credit Facility to repay, and then terminate, the Credit Facility. The New Credit Facility will include a $200 million accordion option and have a term of three years plus a one year extension option. Based on our investment grade rating, the New Credit Facility will bear interest at an annual rate of LIBOR plus 2.675%.

Contractual Obligations

The following table provides information with respect to our contractual obligations as of June 30, 2010. The financing activities completed during the six months ended June 30, 2010, including the issuance of $250 million of unsecured senior notes and the repurchase of $150 million of aggregate principal value of our 3.25% Exchangeable Notes, significantly extended our debt maturities as compared to December 31, 2009. The table (i) indicates the maturities and scheduled principal repayments of our secured debt, Exchangeable Notes, unsecured senior notes, and Credit Facility; (ii) indicates the scheduled interest payments of our fixed-rate and variable-rate debt as of June 30, 2010; and (iii) provides information about the minimum commitments due in connection with our ground lease obligations and other lease and contractual commitments as of June 30, 2010.

	Payment Due by Period
	Less than 1 Year (Remainder of 2010)	1–3 Years (2011-2012)	3–5 Years (2013-2014)	More than 5 Years (After 2014)	Total
	(in thousands)
Principal payments—secured debt(1)	$3,139	$231,330	$6,727	$76,274	$317,470
Principal payments—Exchangeable Notes(2)		148,000	172,500		320,500
Principal payments—unsecured senior notes(3)	61,000		83,000	250,000	394,000
Principal payments—Credit Facility(4)		150,000			150,000
Interest payments—fixed-rate debt(5)	25,455	90,693	63,091	103,767	283,006
Interest payments—variable-rate debt(4)(6)	1,500	1,000			2,500
Ground lease obligations(7)	703	2,425	2,136	69,292	74,556
Lease and contractual commitments(8)	33,528				33,528
Separation payments(9)	5,650				5,650

Total	$130,975	$623,448	$327,454	$499,333	$1,581,210

(1)	Represents secured debt net of a $.9 million unamortized discount as of June 30, 2010.
(2)	Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $23.9 million as of June 30, 2010.
(3)	Represents unsecured senior notes net of a $2.1 million unamortized discount as of June 30, 2010.
(4)	In April 2010, we exercised an option to extend the maturity date of the Credit Facility by one year. In August 2010, we will enter into the New Credit Facility as noted above under the caption “—2010 Financing Activities.”
(5)	As of June 30, 2010, 87.3% of our debt was contractually fixed. The information in the table above reflects our projected interest rate obligations for these fixed-rate payments based on the contractual interest rates, interest payment dates, and scheduled maturity dates.
(6)	As of June 30, 2010, 12.7% of our debt bore interest at variable rates. The variable interest rate payments are based on LIBOR plus a spread of 0.80% as of June 30, 2010. The information in the table above reflects our projected interest rate obligations for these variable-rate payments based on outstanding principal balances as of June 30, 2010, the scheduled interest payment dates, and the contractual maturity dates.
(7)	We have noncancelable ground lease obligations for the Kilroy Airport Center in Long Beach, California with a lease period for Phases I, II, and III expiring in July 2084.
(8)	Amounts represent commitments under signed leases and contracts for operating properties, excluding tenant-funded tenant improvements.
(9)	Represents a separation payment that was paid in July 2010.

Factors That May Influence Future Sources of Capital and Liquidity

We continue to evaluate sources of financing for our business activities, including borrowings under the Credit Facility, fixed-rate secured mortgage financing, common stock offerings, and public and private unsecured debt. However, our ability to obtain new financing or refinance existing borrowings on favorable terms could be impacted by various factors including the continuing recessionary conditions, significant tenant defaults, a further decline in the demand for office or industrial properties, a decrease in market rental rates or market values of real estate assets in our submarkets, and the amount of future borrowings. These events could result in the following:

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

In addition to the factors noted above, our initial credit ratings are subject to ongoing evaluation by credit rating agencies and may be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. In the event that our credit ratings are downgraded, we may incur higher borrowing costs and may experience difficulty in obtaining additional financing or refinancing existing indebtedness.

Debt Covenants

Our Credit Facility, unsecured senior notes, and certain other secured debt arrangements contain, and the New Credit Facility will contain, covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key existing financial covenants and their covenant levels include:

Credit Facility (as defined per Credit Agreement):	Covenant Level	Actual Performance at June 30, 2010
Total debt to total asset value(1)	< 60%	39%
Fixed charge coverage ratio	> 1.5X	2.7X
Minimum consolidated tangible net worth	> $700 million + 75% of all Net Offering Proceeds(2)	$1.9 billion
Dividend coverage ratio	< 95% of FFO	66% of FFO
Unsecured debt ratio(1)(3)	> 1.67X	2.89X
Unencumbered asset pool debt service coverage(4)	≥ 2.0X	6.2X

Unsecured Senior Notes due 2020 (as defined per Indenture):
Total debt/total asset value	< 60%	38%
Interest coverage	> 1.5X	3.9X
Secured debt/total asset value	< 40%	10%
Unencumbered asset pool value to unsecured debt	≥ 150%	298%

(1)	In the event of an acquisition of one or more properties for $150 million or more, the total debt to total asset value may exceed 60% for up to two consecutive quarters, but in no event exceed 65%, and the unsecured debt ratio may be less than 1.67x for up to two consecutive quarters but, in no event be less than 1.54x.
(2)	This covenant level was calculated at $1.2 billion as of June 30, 2010.
(3)	The unsecured debt ratio is calculated by dividing the total unsecured asset pool value by the amount of unsecured senior debt.
(4)	The unencumbered asset pool debt service coverage is calculated by dividing the unencumbered asset pool net operating cash flows by the unsecured debt service.

We were in compliance with all our debt covenants as of June 30, 2010. Our current expectation is that we will continue to meet requirements of our debt covenants in both the short and long term. However, in the event of a continued economic slow down and continued volatility in the credit markets, there is no certainty that we will be able to continue to satisfy all the covenant requirements.

Historical Cash Flow Summary

Our historical cash flow activity for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 is as follows:

	Six Months Ended June 30,
	2010	2009	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$57,388	$60,902	$(3,514)	(5.8)%
Net cash used in investing activities	(414,108)	(23,598)	(391,051)	(1,654.8)
Net cash provided by (used in) financing activities	376,265	(33,509)	409,774	(1,222.9)

Operating Activities

Our cash flows from operations is primarily dependent on the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants and the level of operating expenses, and other general and administrative costs. Our cash flows from operations in the future will also be impacted by the operating results of any acquired and potential acquisition properties. While our portfolio of stabilized operating properties has historically generated positive cash flows, in recent periods we have been experiencing a decrease in Net Operating Income primarily due to a decline in occupancy in our Core Office Portfolio. Our net cash provided by operating activities decreased by $3.5 million, or 5.8%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to:

•	A decline in cash from Net Operating Income in the six months ended 2010 as compared to the six months ended 2009 (see additional information under the caption “—Rental Operations)”;

•	An increase in expenditures of approximately $1.3 million for acquisition-related costs for the six months ended June 30, 2010 compared to the six months ended June 30, 2009; and

•	A partially offsetting decrease of approximately $3.0 million in cash paid during the first quarter of 2010 compared to 2009 for incentive compensation related to prior year performance.

In the event that the current market conditions persist or worsen in our submarkets, our occupancy rates or rental rates may decline, which could result in a further decrease in net cash flows from our operating properties.

Investing Activities

Our net cash used in investing activities is generally used to fund property acquisitions, recurring and nonrecurring capital expenditures for our operating properties, and development and redevelopment projects. Our net cash used in investing activities increased $391.1 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. This net increase was primarily comprised of the following:

•	Approximately $373.6 million in cash paid to acquire five operating properties during 2010 (see Note 2 to our consolidated financial statements included in this report for additional information); and

•

An increase of $15.9 million in expenditures for our operating properties in 2010 primarily for tenant improvement projects and leasing commissions related to increased leasing activity at the end of 2009.

Financing Activities

Our net cash for financing activities is generally impacted by our debt and equity capital raising activities net of dividends and distributions paid to common and preferred stockholders and unit holders. Net cash provided by financing activities fluctuated by $409.8 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The net change in financing activities was primarily due to the following:

•

An increase in capital raising activities, including the issuance of secured debt, unsecured debt, and 9.2 million shares of common stock, primarily to fund property acquisitions (see Notes 2, 5, and 7 to our consolidated financial statements included in this report for additional information);

•

An offsetting decrease related to the repurchase of $150.0 million in aggregate stated principal of 3.25% Exchangeable Notes (see Note 5 to our consolidated financial statements included in this report for additional information); and

•

An offsetting decrease related to the 40% decrease in our cash dividend rate enacted by our Board of Directors in the second quarter of 2009. This resulted in a $9.0 million decrease in our dividends and distributions paid to common stockholders and common unitholders during the six months ended June 30, 2010 as compared to the six month ended June 30, 2009.

Off-Balance Sheet Arrangements

As of June 30, 2010 and as of the date this report was filed, we did not have any off-balance sheet transactions, arrangements, or obligations, including contingent obligations.

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

The following table presents our FFO for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Net (loss) income available to common stockholders	$(1,783)	$9,117	$3,103	$16,692
Adjustments:
Net (loss) income attributable to noncontrolling common units of the Operating Partnership	(60)	427	132	824
Depreciation and amortization of real estate assets	23,501	23,272	44,229	44,259
Net gain on dispositions of discontinued operations	—	(2,485)	—	(2,485)

Funds From Operations(1)	$21,658	$30,331	$47,464	$59,290

(1)	Reported amounts are attributable to our common stockholders and common unitholders of the Operating Partnership.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk we face is interest rate risk. We mitigate this risk by following established risk management policies and procedures. These policies include maintaining prudent amounts of debt, including a greater amount of fixed-rate debt as compared to variable-rate debt in our portfolio, and may include the periodic use of derivative instruments. As of June 30, 2010 and December 31, 2009, we did not have any interest-rate sensitive derivative assets or liabilities.

Information about our changes in interest rate risk exposures from December 31, 2009 to June 30, 2010 is incorporated herein by reference from Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Liquidity and Capital Resources.”

Market Risk

As of June 30, 2010, approximately 12.7% of our total outstanding debt of $1.2 billion was subject to variable interest rates. The remaining 87.3% bore interest at fixed rates. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes.

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

With the exception of the Exchangeable Notes, we generally determine the fair value of our fixed-rate debt by performing discounted cash flow analyses using an appropriate market rate. We calculate the market rate by obtaining period-end treasury rates for maturities that correspond to the maturities of our fixed-rate debt and then adding an appropriate credit spread based on information obtained from third-party financial institutions. These credit spreads take into account factors, including but not limited to, our credit standing, the maturity of the debt, whether the debt is secured or unsecured, and the loan-to-value ratio of the debt. We determine the fair value of the liability component of our Exchangeable Notes by performing discounted cash flow analysis using an appropriate market interest rate for similar nonconvertible conventional debt instruments. See Note 9 to our consolidated financial statements included in this report for additional information on the fair value of our financial instruments as of June 30, 2010 and December 31, 2009.

As of June 30, 2010, the total outstanding balance of our variable-rate debt included borrowings on our Credit Facility of $150 million and was indexed to LIBOR plus a spread of 0.80% (weighted average interest rate was 1.17%). As of December 31, 2009, the total outstanding balance of our variable-rate debt included borrowings of $97 million on our Credit Facility, which was indexed to LIBOR plus a spread of 0.85%, and borrowings of $33.5 million on our secured line of credit, which was indexed to LIBOR plus a spread of 0.75% (weighted average interest rate was 1.1%). Assuming no changes in the outstanding balance of our existing variable-rate debt as of June 30, 2010, a 100 basis point increase in the LIBOR rate would increase our projected annual interest expense, before the effect of capitalization, by approximately $1.5 million. Comparatively, if interest rates were 100 basis points higher as of December 31, 2009, our projected annual interest expense, before the effect of capitalization, would have been $1.3 million higher.

The total carrying value of our fixed-rate debt, including our Exchangeable Notes, was approximately $1.0 billion and $841.5 million as of June 30, 2010 and December 31, 2009, respectively. The total estimated fair value of our fixed-rate debt was approximately $1.0 billion and $842.1 million as of June 30, 2010 and December 31, 2009, respectively. For sensitivity purposes, a 100 basis point increase in the discount rate equates to a decrease in the total fair value of our fixed-rate debt of approximately $38.2 million, or 3.7%, as of June 30, 2010. Comparatively, a 100 basis point increase in the discount rate equates to a decrease in the total fair value of our fixed-rate debt of approximately $20.2 million, or 2.4%, as of December 31, 2009.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2010, the end of the period covered by this report.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS—None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES—None

ITEM 4.	(REMOVED and RESERVED)

ITEM 5.	OTHER INFORMATION—None

ITEM 6.	EXHIBITS

Exhibit Number		Description

3.	(i)1	Kilroy Realty Corporation Articles of Restatement(1)

3.	(ii)1	Second Amended and Restated Bylaws of the Registrant(2)

3.	(ii)2	Amendment No. 1 to Second Amended and Restated Bylaws(3)

4.1		Fourth Amendment to Kilroy Realty 2006 Incentive Award Plan(4)

4.2		Indenture, dated May 24, 2010, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, including the form of 6.625% Senior Notes due 2020 and the form of the related guarantee(5)

4.3		Registration Rights Agreement, dated May 24, 2010, among Kilroy Realty, L.P., Kilroy Realty Corporation, J.P. Morgan Securities Inc., Banc of America Securities LLC and Barclays Capital Inc.(5)

10.1		Agreement of Purchase and Sale and Joint Escrow Instructions dated April 12, 2010 by and between Kilroy Realty, L.P, a Delaware limited partnership, and MEPT 303 Second Street LLC, a Delaware limited liability company(6)

10.2		First Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated May 21, 2010 by and between Kilroy Realty, L.P, a Delaware limited partnership, and MEPT 303 Second Street LLC, a Delaware limited liability company(6)

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	*	Section 1350 Certification of Chief Executive Officer

32.2	*	Section 1350 Certification of Chief Financial Officer

101		The following financial information for the Kilroy Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Changes in Equity (unaudited) and (iv) Consolidated Statements of Cash Flows (unaudited) and (v) Notes to the Consolidated Financial Statements (unaudited), tagged as blocks of text.(7)

*	Filed herewith
(1)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2009.
(2)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2008.
(3)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 27, 2009.
(4)	Previously filed as an exhibit to the Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on June 11, 2010.
(5)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 25, 2010.
(6)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 27, 2010.
(7)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 4, 2010.

KILROY REALTY CORPORATION

By:	/s/ John B. Kilroy, Jr.
John B. Kilroy, Jr. President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Tyler H. Rose
Tyler H. Rose Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Heidi R. Roth
Heidi R. Roth Senior Vice President and Controller (Principal Accounting Officer)