Form 10-Q
period 2010-09-30
KILROY REALTY CORP; Kilroy Realty, L.P.
filed 2010-10-26
CIK 1025996, 1493976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number: 1-12675 (Kilroy Realty Corporation)
Commission File Number: 000-54005 (Kilroy Realty, L.P.)
KILROY REALTY CORPORATION
KILROY REALTY, L.P.
(Exact name of registrant as specified in its charter)

Kilroy Realty	Maryland	95-4598246
Corporation	(State or other jurisdiction of	(I.R.S. Employer
	incorporation or organization)	Identification No.)

Kilroy Realty,	Delaware	95-4612685
L.P.	(State or other jurisdiction of	(I.R.S. Employer
	incorporation or organization)	Identification No.)
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
      Kilroy Realty Corporation    Yes ☑    No ☐
     Kilroy Realty, L. P.     Yes ☐    No ☑
           Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
     Kilroy Realty Corporation     Yes ☑    No ☐
     Kilroy Realty, L.P.     Yes ☐    No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Kilroy Realty Corporation

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Kilroy Realty, L.P.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Kilroy Realty Corporation   Yes ☐    No ☑
     Kilroy Realty, L.P.   Yes ☐    No ☑
     As of October 22, 2010, 52,349,670 shares of Kilroy Realty Corporation common stock, par value $.01 per share, were outstanding.

EXPLANATORY NOTE
     This report combines the quarterly report on Form 10-Q for the period ended September 30, 2010 of Kilroy Realty Corporation and Kilroy Realty, L.P. Unless stated otherwise or the context otherwise requires, references to “Kilroy Realty Corporation” or the “Company” mean Kilroy Realty Corporation, a Maryland corporation, and its controlled and consolidated subsidiaries and references to “Kilroy Realty, L.P.” or the “Operating Partnership” mean Kilroy Realty, L.P., a Delaware limited partnership, and its controlled and consolidated subsidiaries. The terms “the Company,” “we,” “our,” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.
     The Company is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of September 30, 2010, the Company owned an approximate 96.8% common general partnership interest in the Operating Partnership. The remaining approximate 3.2% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of the Company. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control and can cause it to enter into certain major transactions including acquisitions, dispositions, and refinancings and cause changes in its line of business, capital structure, and distribution policies.
     There are a few differences between the Company and the Operating Partnership which are reflected in the disclosures in this Form 10-Q. We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how the Company and the Operating Partnership operate as an interrelated, consolidated company. The Company is a real estate investment trust, whose only material asset is its ownership of partnership interests of the Operating Partnership. As a result, the Company does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing certain debt of the Operating Partnership. The Company itself is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The Operating Partnership owns substantially all the assets of the Company either directly or through its subsidiaries, conducts the operations of the business and is structured as a limited partnership with no publicly traded equity. Except for net proceeds from public equity issuances by the Company, which are contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s direct or indirect incurrence of indebtedness or through the issuance of partnership units.
     Noncontrolling interests and stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership. The common limited partnership interests in the Operating Partnership are accounted for as partners’ capital in the Operating Partnership’s financial statements and as noncontrolling interests in the Company’s financial statements. The Operating Partnership’s financial statements reflect the noncontrolling interest in Kilroy Realty Finance Partnership, L.P. This noncontrolling interest represents the Company’s 1% indirect general partnership interest in Kilroy Realty Finance Partnership, L.P. which is directly held by Kilroy Realty Finance, Inc., a wholly-owned subsidiary of the Company. The differences between stockholders’ equity, partners’ capital and noncontrolling interests result from the differences in the equity issued at the Company and the Operating Partnership levels and in the Company’s noncontrolling interest in Kilroy Realty Finance Partnership, L.P.
     We believe combining the quarterly reports on Form 10-Q of the Company and the Operating Partnership into this single report results in the following benefits:
•	Combined reports better reflect how management and the analyst community view the business as a single operating unit;

•	Combined reports enhance investor understanding of the Company and the Operating Partnership by enabling them to view the business as a whole and in the same manner as management;

•	Combined reports are more efficient for the Company and the Operating Partnership and result in savings in time, effort and expense; and

•	Combined reports are more efficient for investors by reducing duplicative disclosure and providing a single document for their review.
     To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:
•	consolidated financial statements;

•      the following notes to the consolidated financial statements:
•  Secured and Unsecured Debt of the Company and Secured and Unsecured Debt of the Operating Partnership;
•  Stockholders’ Equity of the Company and Partners’ Capital of the Operating Partnership;
•  Net (Loss) Income Available to Common Stockholders per Share and Net (Loss) Income Available to Unitholders;
•  Pro Forma Results of the Company and Pro Forma Results of the Operating Partnership; and
•      Liquidity and Capital Resources in Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This report also includes separate Item 4. Controls and Procedures sections and separate Exhibit 31 and 32 certifications for each of the Company and the Operating Partnership in order to establish that the Chief Executive Officer and the Chief Financial Officer of each entity have made the requisite certifications and that the Company and Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 and 18 U.S.C. §1350.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
QUARTERLY REPORT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010
TABLE OF CONTENTS

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS OF KILROY REALTY CORPORATION
KILROY REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
REAL ESTATE ASSETS:
Land and improvements (Note 2)	$432,289	$335,932
Buildings and improvements (Note 2)	2,245,618	1,920,543
Undeveloped land and construction in progress	286,522	263,608

Total real estate held for investment	2,964,429	2,520,083
Accumulated depreciation and amortization	(652,675)	(605,976)

Total real estate assets, net	2,311,754	1,914,107
CASH AND CASH EQUIVALENTS	8,313	9,883
RESTRICTED CASH (Note 2)	3,265	2,059
MARKETABLE SECURITIES (Note 11)	4,481	3,452
CURRENT RECEIVABLES, NET (Note 4)	4,055	3,236
DEFERRED RENT RECEIVABLES, NET (Note 4)	83,563	74,392
NOTE RECEIVABLE (Notes 4 and 11)	—	10,679
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Note 3)	96,691	51,832
DEFERRED FINANCING COSTS, NET (Note 6)	14,574	8,334
PREPAID EXPENSES AND OTHER ASSETS, NET	8,988	6,307

TOTAL ASSETS	$2,535,684	$2,084,281

LIABILITIES, NONCONTROLLING INTEREST AND EQUITY
LIABILITIES:
Secured debt, net (Notes 5, 6, and 11)	$315,150	$294,574
Exchangeable senior notes, net (Notes 5, 6, and 11)	298,295	436,442
Unsecured senior notes, net (Notes 5, 6, and 11)	330,941	144,000
Unsecured line of credit (Notes 5, 6, and 11)	205,000	97,000
Accounts payable, accrued expenses and other liabilities	66,814	52,533
Accrued distributions (Note 17)	20,383	17,136
Deferred revenue and acquisition-related intangible liabilities, net (Note 3)	68,251	66,890
Rents received in advance and tenant security deposits	23,776	18,230

Total liabilities	1,328,610	1,126,805

COMMITMENTS AND CONTINGENCIES (Note 13)
NONCONTROLLING INTEREST (Note 7):
7.45% Series A Cumulative Redeemable Preferred units of the Operating Partnership	73,638	73,638
EQUITY:
Stockholders’ Equity (Note 8):
Preferred stock, $.01 par value, 30,000,000 shares authorized:
7.45% Series A Cumulative Redeemable Preferred stock, $.01 par value, 1,500,000 shares authorized, none issued and outstanding	—	—
7.80% Series E Cumulative Redeemable Preferred stock, $.01 par value, 1,610,000 shares authorized, issued and outstanding ($40,250 liquidation preference)	38,425	38,425
7.50% Series F Cumulative Redeemable Preferred stock, $.01 par value, 3,450,000 shares authorized, issued and outstanding ($86,250 liquidation preference)	83,157	83,157
Common stock, $.01 par value, 150,000,000 shares authorized, 52,349,670 and 43,148,762 shares issued and outstanding, respectively	523	431
Additional paid-in capital	1,209,673	913,657
Distributions in excess of earnings	(230,215)	(180,722)

Total stockholders’ equity	1,101,563	854,948
Noncontrolling interest (Note 7):
Common units of the Operating Partnership	31,873	28,890

Total equity	1,133,436	883,838

TOTAL LIABILITIES, NONCONTROLLING INTEREST AND EQUITY	$2,535,684	$2,084,281

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
REVENUES:
Rental income	$72,608	$61,297	$198,302	$186,959
Tenant reimbursements	6,211	6,843	18,412	21,898
Other property income	985	354	2,325	3,198

Total revenues	79,804	68,494	219,039	212,055

EXPENSES:
Property expenses	15,845	12,699	42,408	37,611
Real estate taxes	7,614	5,988	20,132	18,260
Provision for bad debts (Note 13)	(857)	243	(843)	395
Ground leases	336	398	648	1,227
General and administrative expenses	7,273	7,662	21,096	22,023
Acquisition-related expenses	354	—	1,624	—
Depreciation and amortization	30,054	21,968	74,714	66,608

Total expenses	60,619	48,958	159,779	146,124

OTHER (EXPENSES) INCOME:
Interest income and other net investment gains	337	501	703	1,074
Interest expense (Note 6)	(15,853)	(10,926)	(40,897)	(35,041)
Gain (loss) on early extinguishment of debt (Note 6)	—	3,119	(4,564)	3,119

Total other (expenses) income	(15,516)	(7,306)	(44,758)	(30,848)

INCOME FROM CONTINUING OPERATIONS	3,669	12,230	14,502	35,083
DISCONTINUED OPERATIONS
Loss from discontinued operations	—	—	—	(224)
Net gain on discontinued operations	—	—	—	2,485

Total income from discontinued operations	—	—	—	2,261

NET INCOME	3,669	12,230	14,502	37,344
Net loss (income) attributable to noncontrolling common units of the Operating Partnership	4	(320)	(128)	(1,144)

NET INCOME ATTRIBUTABLE TO KILROY REALTY CORPORATION	3,673	11,910	14,374	36,200
PREFERRED DISTRIBUTIONS AND DIVIDENDS:
Distributions to noncontrolling cumulative redeemable preferred units of the Operating Partnership	(1,397)	(1,397)	(4,191)	(4,191)
Preferred dividends	(2,402)	(2,402)	(7,206)	(7,206)

Total preferred distributions and dividends	(3,799)	(3,799)	(11,397)	(11,397)

NET (LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS	$(126)	$8,111	$2,977	$24,803

(Loss) income from continuing operations available to common stockholders per common share-basic (Note 15)	$(0.01)	$0.17	$0.04	$0.58

(Loss) income from continuing operations available to common stockholders per common share-diluted (Note 15)	$(0.01)	$0.17	$0.04	$0.58

Net (loss) income available to common stockholders per share-basic (Note 15)	$(0.01)	$0.17	$0.04	$0.64

Net (loss) income available to common stockholders per share-diluted (Note 15)	$(0.01)	$0.17	$0.04	$0.64

Weighted average common shares outstanding-basic (Note 15)	52,274,316	42,934,796	48,561,614	37,279,250

Weighted average common shares outstanding-diluted (Note 15)	52,274,316	42,935,475	48,565,028	37,296,931

Dividends declared per common share	$0.35	$0.35	$1.05	$1.28

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands, except share and per share data)

							Noncontrol-
							ling Interests
		Common Stock				Total	- Common
				Additional	Distributions	Stock-	Units of the
	Preferred	Number of	Common	Paid-in	in Excess of	holders’	Operating	Total
	Stock	Shares	Stock	Capital	Earnings	Equity	Partnership	Equity
BALANCE AS OF DECEMBER 31, 2008	$121,582	33,086,148	$331	$700,122	$(137,052)	$684,983	$29,903	$714,886
Net income					36,200	36,200	1,144	37,344
Issuance of common stock		10,062,500	100	191,566		191,666		191,666
Repurchase of common stock and restricted stock units		(86,482)		(2,725)		(2,725)		(2,725)
Issuance of share-based compensation awards		55,998		7,535		7,535		7,535
Noncash amortization of share-based compensation awards				8,768		8,768		8,768
Allocation to the equity component of cash paid upon repurchase of 3.25% Exchangeable Notes				(814)		(814)		(814)
Exchange of common units of the Operating Partnership		30,598		516		516	(516)	—
Adjustment for noncontrolling interest				(925)		(925)	925	—

Preferred distributions and dividends					(11,397)	(11,397)		(11,397)
Dividends declared per common share and common unit ($1.28 per share/unit)					(50,142)	(50,142)	(2,223)	(52,365)

BALANCE AS OF SEPTEMBER 30, 2009	$121,582	43,148,762	$431	$904,043	$(162,391)	$863,665	$29,233	$892,898

							Noncontrol-
							ling Interests
		Common Stock				Total	- Common
				Additional	Distributions	Stock-	Units of the
	Preferred	Number of	Common	Paid-in	in Excess of	holders’	Operating	Total
	Stock	Shares	Stock	Capital	Earnings	Equity	Partnership	Equity
BALANCE AS OF DECEMBER 31, 2009	$121,582	43,148,762	$431	$913,657	$(180,722)	$854,948	$28,890	$883,838
Net income					14,374	14,374	128	14,502
Issuance of common stock (Note 8)		9,200,000	92	299,755		299,847		299,847
Settlement of restricted stock units for shares of common stock (Note 10)		53,451		(1,296)		(1,296)		(1,296)
Repurchase of common stock and restricted stock units		(59,782)		(2,121)		(2,121)		(2,121)
Issuance of share-based compensation awards (Note 10)		3,239		1,904		1,904		1,904
Noncash amortization of share-based compensation				5,050		5,050		5,050
Exercise of stock options		4,000		83		83		83
Allocation to the equity component of cash paid upon repurchase of 3.25% Exchangeable Notes (Note 6)				(2,694)		(2,694)		(2,694)
Adjustment for noncontrolling interest				(4,665)		(4,665)	4,665	—
Preferred distributions and dividends					(11,397)	(11,397)		(11,397)
Dividends declared per common share and common unit ($1.05 per share/unit)					(52,470)	(52,470)	(1,810)	(54,280)

BALANCE AS OF SEPTEMBER 30, 2010	$121,582	52,349,670	$523	$1,209,673	$(230,215)	$1,101,563	$31,873	$1,133,436

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,502	$37,344
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of building and improvements and leasing costs	74,049	66,018
(Decrease) increase in provision for bad debts	(843)	395
Depreciation of furniture, fixtures and equipment	665	615
Noncash amortization of share-based compensation awards	5,328	7,914
Noncash amortization of deferred financing costs and exchangeable debt discounts	9,098	7,543
Noncash amortization of above/(below) market rents	696	(349)
Net gain on dispositions of discontinued operations	—	(2,485)
Loss (gain) on early extinguishment of debt (Note 6)	4,564	(3,119)
Noncash amortization of deferred revenue related to tenant-funded tenant improvements	(7,108)	(7,431)
Changes in assets and liabilities:
Marketable securities	(1,029)	(1,341)
Current receivables	(706)	2,213
Deferred rent receivables	(8,441)	(5,473)
Other deferred leasing costs	(2,516)	(450)
Prepaid expenses and other assets	(2,765)	(1,924)
Accounts payable, accrued expenses and other liabilities	3,049	135
Deferred revenue	5,546	(646)
Rents received in advance and tenant security deposits	839	(959)

Net cash provided by operating activities	94,928	98,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for acquisition of operating properties (Note 2)	(373,574)	—
Expenditures for operating properties	(56,393)	(25,047)
Expenditures for development and redevelopment properties	(14,681)	(15,129)
Net proceeds received from dispositions of operating properties	—	4,933
Increase in escrow deposits	(2,002)	—
Decrease (increase) in restricted cash (Note 2)	1,316	(2,264)
Receipt of principal payments on note receivable (Note 4)	10,679	108

Net cash used in investing activities	(434,655)	(37,399)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock (Note 8)	299,847	191,666
Borrowings on unsecured line of credit (Note 6)	553,000	102,000
Repayments on unsecured line of credit (Note 6)	(445,000)	(228,000)
Principal payments on secured debt	(101,653)	(19,552)
Repurchase of exchangeable senior notes (Note 6)	(151,097)	(35,333)
Proceeds from issuance of secured debt (Note 6)	71,000	—
Proceeds from issuance of unsecured debt (Note 6)	247,870	—
Repayments of unsecured debt (Note 6)	(61,000)	—
Financing costs	(11,200)	(1,447)
Decrease in loan deposit	1,420	—
Repurchase of common stock	(3,417)	(2,725)
Proceeds from exercise of stock options	83	—
Dividends and distributions paid to common stockholders and common unitholders	(50,299)	(56,101)
Dividends and distributions paid to preferred stockholders and preferred unitholders	(11,397)	(11,397)

Net cash provided by (used in) financing activities	338,157	(60,889)

Net decrease in cash and cash equivalents	(1,570)	(288)
Cash and cash equivalents, beginning of period	9,883	9,553

Cash and cash equivalents, end of period	$8,313	$9,265

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS -(Continued)
(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2010	2009
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $6,140 and $5,362 as of September 30, 2010 and 2009, respectively	$26,182	$27,051

NONCASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$13,614	$6,089

Tenant improvements funded directly by tenants to third parties	$2,520	$1,477

Assumption of secured debt with property acquisition (Notes 2 and 6)	$51,079	—

Assumption of other liabilities with property acquisitions (Note 2)	$6,369	—

NONCASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders	$18,925	$15,705

Accrual of dividends and distributions payable to preferred stockholders and preferred unitholders	$1,909	$1,909

Issuance of share-based compensation awards (Note 10)	$5,418	$17,783

Exchange of common units of the Operating Partnership into shares of the Company’s common stock	—	$516

See accompanying notes to consolidated financial statements.

ITEM 1: FINANCIAL STATEMENTS OF KILROY REALTY, L.P.
KILROY REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
REAL ESTATE ASSETS:
Land and improvements (Note 2)	$432,289	$335,932
Buildings and improvements (Note 2)	2,245,618	1,920,543
Undeveloped land and construction in progress	286,522	263,608

Total real estate held for investment	2,964,429	2,520,083
Accumulated depreciation and amortization	(652,675)	(605,976)

Total real estate assets, net	2,311,754	1,914,107
CASH AND CASH EQUIVALENTS	8,313	9,883
RESTRICTED CASH (Note 2)	3,265	2,059
MARKETABLE SECURITIES (Note 11)	4,481	3,452
CURRENT RECEIVABLES, NET (Note 4)	4,055	3,236
DEFERRED RENT RECEIVABLES, NET (Note 4)	83,563	74,392
NOTE RECEIVABLE (Notes 4 and 11)	—	10,679
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Note 3)	96,691	51,832
DEFERRED FINANCING COSTS, NET (Note 6)	14,574	8,334
PREPAID EXPENSES AND OTHER ASSETS, NET	8,988	6,307

TOTAL ASSETS	$2,535,684	$2,084,281

LIABILITIES AND CAPITAL
LIABILITIES:
Secured debt, net (Notes 5, 6, and 11)	$315,150	$294,574
Exchangeable senior notes, net (Notes 5, 6, and 11)	298,295	436,442
Unsecured senior notes, net (Notes 5, 6, and 11)	330,941	144,000
Unsecured line of credit (Notes 5, 6, and 11)	205,000	97,000
Accounts payable, accrued expenses and other liabilities	66,814	52,533
Accrued distributions (Note 17)	20,383	17,136
Deferred revenue and acquisition-related intangible liabilities, net (Note 3)	68,251	66,890
Rents received in advance and tenant security deposits	23,776	18,230

Total liabilities	1,328,610	1,126,805

COMMITMENTS AND CONTINGENCIES (Note 13)
7.45% SERIES A CUMULATIVE REDEEMABLE PREFERRED UNITS	73,638	73,638
CAPITAL:
Partners’ Capital (Note 9):
7.80% Series E Cumulative Redeemable Preferred units, 1,610,000 units issued and outstanding ($40,250 liquidation preference)	38,425	38,425
7.50% Series F Cumulative Redeemable Preferred units, 3,450,000 units issued and outstanding ($86,250 liquidation preference)	83,157	83,157
Common units, 52,349,670 and 43,148,762 held by the general partner and 1,723,131 and 1,723,131 held by common limited partners issued and outstanding, respectively	1,010,242	760,756
Noncontrolling interests in consolidated subsidiaries	1,612	1,500

Total capital	1,133,436	883,838

TOTAL LIABILITIES AND CAPITAL	$2,535,684	$2,084,281

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
REVENUES:
Rental income	$72,608	$61,297	$198,302	$186,959
Tenant reimbursements	6,211	6,843	18,412	21,898
Other property income	985	354	2,325	3,198

Total revenues	79,804	68,494	219,039	212,055

EXPENSES:
Property expenses	15,845	12,699	42,408	37,611
Real estate taxes	7,614	5,988	20,132	18,260
Provision for bad debts (Note 13)	(857)	243	(843)	395
Ground leases	336	398	648	1,227
General and administrative expenses	7,273	7,662	21,096	22,023
Acquisition-related expenses	354	—	1,624	—
Depreciation and amortization	30,054	21,968	74,714	66,608

Total expenses	60,619	48,958	159,779	146,124

OTHER (EXPENSES) INCOME:
Interest income and other net investment gains	337	501	703	1,074
Interest expense (Note 6)	(15,853)	(10,926)	(40,897)	(35,041)
Gain (loss) on early extinguishment of debt (Note 6)	—	3,119	(4,564)	3,119

Total other (expenses) income	(15,516)	(7,306)	(44,758)	(30,848)

INCOME FROM CONTINUING OPERATIONS	3,669	12,230	14,502	35,083
DISCONTINUED OPERATIONS
Loss from discontinued operations	—	—	—	(224)
Net gain on dispositions of discontinued operations	—	—	—	2,485

Total income from discontinued operations	—	—	—	2,261

NET INCOME	3,669	12,230	14,502	37,344
Net income attributable to noncontrolling interests in consolidated subsidiaries	(41)	(61)	(138)	(195)

NET INCOME ATTRIBUTABLE TO KILROY REALTY, L.P.	3,628	12,169	14,364	37,149
PREFERRED DISTRIBUTIONS	(3,799)	(3,799)	(11,397)	(11,397)

NET (LOSS) INCOME AVAILABLE TO COMMON UNITHOLDERS	$(171)	$8,370	$2,967	$25,752

(Loss) income from continuing operations available to common unitholders per unit-basic (Note 16)	$(0.01)	$0.17	$0.04	$0.57

(Loss) income from continuing operations available to common unitholders per unit-diluted (Note 16)	$(0.01)	$0.17	$0.04	$0.57

Net (loss) income available to common unitholders per unit-basic (Note 16)	$(0.01)	$0.17	$0.04	$0.63

Net (loss) income available to common unitholders per unit-diluted (Note 16)	$(0.01)	$0.17	$0.04	$0.63

Weighted average common units outstanding-basic (Note 16)	53,997,447	44,657,927	50,284,745	39,013,029

Weighted average common units outstanding-diluted (Note 16)	53,997,447	44,658,606	50,288,159	39,030,710

Distributions declared per common unit	$0.35	$0.35	$1.05	$1.28

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(unaudited, in thousands, except unit and per unit data)

	Partners’				Noncontrol-
	Capital				ling Interests
		Number of		Total	in
	Preferred	Common	Common	Partners’	Consolidated	Total
	Units	Units	Units	Capital	Subsidiaries	Capital
BALANCE AS OF DECEMBER 31, 2008	$121,582	34,839,877	$591,394	$712,976	$1,910	$714,886
Net income			37,149	37,149	195	37,344
Issuance of common units		10,062,500	191,666	191,666		191,666
Repurchase of common units and restricted stock units		(86,482)	(2,725)	(2,725)		(2,725)
Issuance of share-based compensation awards		55,998	7,535	7,535		7,535
Noncash amortization of share-based compensation			8,768	8,768		8,768
Allocation to the equity component of cash paid upon repurchase of 3.25% Exchangeable Notes			(814)	(814)		(814)
Other			169	169	(169)	—
Preferred distributions			(11,397)	(11,397)		(11,397)
Distributions declared per common unit ($1.28 per unit)			(52,365)	(52,365)		(52,365)

BALANCE AS OF SEPTEMBER 30, 2009	$121,582	44,871,893	$769,380	$890,962	$1,936	$892,898

	Partners’				Noncontrol-
	Capital				ling Interests
		Number of		Total	in
	Preferred	Common	Common	Partners’	Consolidated	Total
	Units	Units	Units	Capital	Subsidiaries	Capital
BALANCE AS OF DECEMBER 31, 2009	$121,582	44,871,893	$760,756	$882,338	$1,500	$883,838
Net income			14,364	14,364	138	14,502
Issuance of common units (Note 9)		9,200,000	299,847	299,847		299,847
Settlement of restricted stock units for shares of common stock (Note 10)		53,451	(1,296)	(1,296)		(1,296)
Repurchase of common units and restricted stock units		(59,782)	(2,121)	(2,121)		(2,121)
Issuance of share-based compensation awards (Note 10)		3,239	1,904	1,904		1,904
Noncash amortization of share-based compensation			5,050	5,050		5,050
Exercise of stock options		4,000	83	83		83
Allocation to the equity component of cash paid upon repurchase of 3.25% Exchangeable Notes (Note 6)			(2,694)	(2,694)		(2,694)
Other			26	26	(26)	—
Preferred distributions			(11,397)	(11,397)		(11,397)
Distributions declared per common unit ($1.05 per unit)			(54,280)	$(54,280)		(54,280)

BALANCE AS OF SEPTEMBER 30, 2010	$121,582	54,072,801	$1,010,242	$1,131,824	$1,612	1,133,436

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,502	$37,344
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of building and improvements and leasing costs	74,049	66,018
(Decrease) increase in provision for bad debts	(843)	395
Depreciation of furniture, fixtures and equipment	665	615
Noncash amortization of share-based compensation awards	5,328	7,914
Noncash amortization of deferred financing costs and exchangeable debt discounts	9,098	7,543
Noncash amortization of above/(below) market rents	696	(349)
Net gain on dispositions of discontinued operations	—	(2,485)
Loss (gain) on early extinguishment of debt (Note 6)	4,564	(3,119)
Noncash amortization of deferred revenue related to tenant-funded tenant improvements	(7,108)	(7,431)
Changes in assets and liabilities:
Marketable securities	(1,029)	(1,341)
Current receivables	(706)	2,213
Deferred rent receivables	(8,441)	(5,473)
Other deferred leasing costs	(2,516)	(450)
Prepaid expenses and other assets	(2,765)	(1,924)
Accounts payable, accrued expenses and other liabilities	3,049	135
Deferred revenue	5,546	(646)
Rents received in advance and tenant security deposits	839	(959)

Net cash provided by operating activities	94,928	98,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for acquisition of operating properties (Note 2)	(373,574)	—
Expenditures for operating properties	(56,393)	(25,047)
Expenditures for development and redevelopment properties	(14,681)	(15,129)
Net proceeds received from dispositions of operating properties	—	4,933
Decrease (increase) in restricted cash (Note 2)	1,316	(2,264)
Increase in escrow deposits	(2,002)	—
Receipt of principal payments on note receivable (Note 4)	10,679	108

Net cash used in investing activities	(434,655)	(37,399)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common units (Note 9)	299,847	191,666
Borrowings on unsecured line of credit	553,000	102,000
Repayments on unsecured line of credit	(445,000)	(228,000)
Principal payments on secured debt	(101,653)	(19,552)
Repurchase of exchangeable senior notes (Note 6)	(151,097)	(35,333)
Proceeds from issuance of secured debt (Note 6)	71,000	—
Proceeds from issuance of unsecured debt, net (Note 6)	247,870	—
Repayments of unsecured debt (Note 6)	(61,000)	—
Financing costs	(11,200)	(1,447)
Decrease in loan deposit	1,420	—
Repurchase of common units	(3,417)	(2,725)
Proceeds from exercise of stock options	83	—
Distributions paid to common unitholders	(50,299)	(56,101)
Distributions paid to preferred unitholders	(11,397)	(11,397)

Net cash provided by (used in) financing activities	338,157	(60,889)

Net decrease in cash and cash equivalents	(1,570)	(288)
Cash and cash equivalents, beginning of period	9,883	9,553

Cash and cash equivalents, end of period	$8,313	$9,265

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS-(Continued)
(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2010	2009
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $6,140 and $5,362 as of September 30, 2010 and 2009, respectively	$26,182	$27,051

NONCASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$13,614	$6,089

Tenant improvements funded directly by tenants to third parties	$2,520	$1,477

Assumption of secured debt with property acquisition (Notes 2 and 6)	$51,079	—

Assumption of other liabilities with property acquisition (Note 2)	$6,369	—

NONCASH FINANCING TRANSACTIONS:
Accrual of distributions payable to common unitholders	$18,925	$15,705

Accrual of distributions payable to preferred unitholders	$1,909	$1,909

Issuance of share-based compensation awards (Note 10)	$5,418	$17,783

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2010 and 2009
(unaudited)
1. Organization and Basis of Presentation
Organization
     Kilroy Realty Corporation owns, operates, develops, and acquires office and industrial real estate located in California. We qualify and operate as a self-administered real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended. As of September 30, 2010, all but one of our properties are located in Southern California.
     The following table of office buildings (the “Office Properties”) and industrial buildings (the “Industrial Properties”) summarizes our stabilized portfolio of operating properties as of September 30, 2010:

	Number of	Rentable	Number of
	Buildings	Square Feet	Tenants	Percentage Occupied
Office Properties (1)	99	9,809,506	347	84.8%
Industrial Properties	41	3,654,463	60	90.6%

Total Stabilized Portfolio	140	13,463,969	407	86.4%

(1)	Includes one office property acquired in March 2010, one office property acquired in May 2010, and five office properties acquired in June 2010 (see Note 2 for additional information).
     Our stabilized portfolio excludes undeveloped land, development and redevelopment properties currently under construction, “lease-up” properties, and one industrial property that we are in the process of repositioning for residential use. We define “lease-up” properties as properties we recently developed or redeveloped that have not yet reached 95% occupancy and are within one year following cessation of major construction activities. As of September 30, 2010, we had no properties that were in the lease-up phase. During the quarter ended September 30, 2010, we received notification that the zoning to allow high density residential improvements on the land underlying the industrial property that we are in the process of repositioning was adopted by the City of Irvine. We are currently evaluating strategic alternatives for this property. During the quarter ended September 30, 2010, we commenced redevelopment on one of our properties that was previously occupied by a single tenant for over 25 years. The property encompasses approximately 300,000 rentable square feet of office space and is located in the El Segundo submarket of Los Angeles county.
     We own our interests in all of our Office Properties and Industrial Properties through Kilroy Realty, L.P. (the “Operating Partnership”) and Kilroy Realty Finance Partnership, L.P. (the “Finance Partnership”). We conduct substantially all of our operations through the Operating Partnership. Accordingly, the descriptions of our business, employees, and properties are also descriptions of the business, employees, and properties of the Operating Partnership. Unless the context indicates otherwise, the term “Company” refers to Kilroy Realty Corporation and its consolidated subsidiaries and the term “Operating “Partnership” refers to Kilroy Realty, L.P. and its consolidated subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.
     As of September 30, 2010, the Company owned a 96.8% general partnership interest in the Operating Partnership. The remaining 3.2% common limited partnership interest in the Operating Partnership as of September 30, 2010 was owned by certain of our non-affiliated investors and certain directors and officers of the Company (see Note 7). Kilroy Realty Finance, Inc., a wholly-owned subsidiary of the Company, is the sole general partner of the Finance Partnership and owns a 1.0% general partnership interest. The Operating Partnership owns the remaining 99.0% limited partnership interest. We conduct substantially all of our development activities through Kilroy Services, LLC (“KSLLC”), which is a wholly-owned subsidiary of the Operating Partnership. Unless otherwise indicated, all references to the Company include the Operating Partnership, the Finance Partnership, KSLLC and all wholly-owned subsidiaries of the Company and the Operating Partnership and all references to the Operating Partnership include the Operating Partnership, the Finance Partnership, KSLLC and all wholly-owned subsidiaries of the Operating Partnership.
Basis of Presentation
     The consolidated financial statements of the Company include the consolidated financial position and results of operations of the Company, the Operating Partnership, the Finance Partnership, KSLLC, and all wholly-owned subsidiaries of the Company and the Operating Partnership. The consolidated financial statements of the Operating Partnership include the consolidated financial position and results of operations of the Operating Partnership, the Finance Partnership, KSLLC, and all wholly-owned subsidiaries of the Company and the Operating Partnership. All intercompany

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
balances and transactions have been eliminated in the consolidated financial statements. We also consolidate all variable interest entities (“VIE”) when we are deemed to be the primary beneficiary. During the period ended June 30, 2010, we were required to establish a VIE, Kilroy Realty Northside Drive, LLC, to hold the $52.6 million of assets and liabilities purchased and $51.1 million of secured debt, net, assumed in connection with the acquisition of three office buildings in San Diego, California (see Notes 2 and 6). Kilroy Realty Northside Drive, LLC is a bankruptcy-remote VIE, and the assets held by this entity are not available to satisfy the debts and other obligations of the Company or the Operating Partnership.
     The accompanying interim financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The interim financial statements for the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009. The interim financial statements for the Operating Partnership should be read in conjunction with the audited consolidated financial statements and notes there to included in the Operating Partnership’s General Form for Registration of Securities on Form 10 filed with the SEC on August 18, 2010.
Change in Statements of Operations Presentation for the Company
     Certain prior period amounts in the Company’s consolidated statement of operations have been reclassified to conform to the current period presentation. We reclassified interest expense to be presented under Other (Expenses) Income in the Company’s consolidated statements of operations for all periods presented. Interest expense had previously been presented under Expenses.
Significant Accounting Policies
Acquisitions
     We record the acquired tangible and intangible assets and assumed liabilities of operating property acquisitions at fair value at the acquisition date. The acquired assets and assumed liabilities for an operating property acquisition generally include but are not limited to: land, buildings and improvements, and identified tangible and intangible assets and liabilities associated with in-place leases, including tenant improvements, leasing costs, value of above-market and below-market leases, acquired in-place lease values, and tenant relationships, if any.
     The fair value of land is derived from comparable sales of land within the same submarket and/or region. The fair value of buildings and improvements, tenant improvements, and leasing costs are based upon current market replacement costs and other relevant market rate information.
     The fair value of the above-market or below-market component of an acquired in-place lease is based upon the present value (calculated using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term and (ii) management’s estimate of the rents that would be paid using fair market rental rates and rent escalations at the date of acquisition over the remaining term of the lease. The amounts recorded for above-market leases are included in deferred leasing costs and acquisition-related intangibles, net on the balance sheet and are amortized on a straight-line basis as a reduction of rental income over the remaining term of the applicable leases. The amounts recorded for below-market leases are included in deferred revenue and acquisition-related liabilities, net on the balance sheet and are amortized on a straight-line basis as an increase to rental income over the remaining term of the applicable leases.
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
     We record undeveloped land acquisitions at the purchase price paid and capitalize the associated acquisition costs.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Operating Properties
     Operating properties are generally carried at historical cost less accumulated depreciation. Properties held for sale are reported at the lower of the carrying value or the fair value less estimated cost to sell. The cost of operating properties includes the purchase price or development costs of the properties. Costs incurred for the renovation and betterment of the operating properties are capitalized to our investment in that property. Maintenance and repairs are charged to expense as incurred.
     When evaluating properties to be held and used for potential impairment, we first evaluate whether there are any indicators of impairment for any of our properties. If any impairment indicators are present for a specific property, we then perform an undiscounted cash flow analysis and compare the net carrying amount of the property to the property’s estimated undiscounted future cash flow over the anticipated holding period. If the estimated undiscounted future cash flow is less than the net carrying amount of the property, we then perform an impairment loss calculation to determine if the fair value of the property is less than the net carrying value of the property. Our impairment loss calculation compares the net carrying amount of the property to the property’s estimated fair value, which may be based on estimated discounted future cash flow calculations or third-party valuations or appraisals. We would recognize an impairment loss if the asset’s net carrying amount exceeds the asset’s estimated fair value. If we were to recognize an impairment loss, the estimated fair value of the asset would become its new cost basis. For a depreciable long-lived asset, the new cost basis would be depreciated (amortized) over the remaining useful life of that asset. We did not record any impairment losses for the periods presented.
Development and Redevelopment Properties
     All costs clearly associated with the acquisition, development, and construction of a development or redevelopment property are capitalized as project costs. In addition, the following costs are capitalized as project costs during periods in which activities necessary to get the property ready for its intended use are in progress: pre-construction costs essential to the development of the property, interest, real estate taxes, insurance, and internal compensation and administrative costs that are clearly related to our development or redevelopment activities.
•	For development and redevelopment properties that are pre-leased, we cease capitalization when revenue recognition commences, which is upon substantial completion of tenant improvements.

•	For development and redevelopment properties that are not pre-leased, we may not immediately build out the tenant improvements. Therefore we cease capitalization when revenue recognition commences upon substantial completion of the tenant improvements, but in any event not later than one year after the cessation of major construction activities. We also cease capitalization on a development or redevelopment property when activities necessary to get the property ready for its intended use have been suspended.

•	For development or redevelopment properties with multiple tenants and staged leasing, we cease capitalization and begins depreciation on the portion of the development or redevelopment property for which revenue recognition has commenced.
     Once major construction activity has ceased and the development or redevelopment property is in the lease-up phase, the costs capitalized to construction in progress are transferred to land and improvements, buildings and improvements, and deferred leasing costs on our consolidated balance sheets as the historical cost of the property.
2. Acquisitions
     During the nine months ended September 30, 2010, we acquired the operating properties listed below from unrelated third parties. Unless otherwise noted, we funded these acquisitions principally with the net proceeds from the issuance of the 6.625% unsecured senior notes due 2020 (see Note 6), the net proceeds from the Company’s public offering of common stock (see Note 8), and borrowings under the unsecured line of credit (see Note 6):

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

					Percentage
				Rentable	Occupied	Purchase
	Property	Date of	Number of	Square	as of	Price
Property	Type	Acquisition	Buildings	Feet	September 2010	(in millions)(3)
2385 Northside Drive San Diego, CA (1)	Office	March 17, 2010	1	88,795	71.8%	$18.0
303 Second Street San Francisco, CA	Office	May 26, 2010	1	734,035	89.4%	233.3
999 Town & Country Orange, CA	Office	June 18, 2010	1	98,551	100.0%	22.3
2211 Michelson Drive Irvine, CA	Office	June 24, 2010	1	271,556	96.9%	103.2
2355, 2365, 2375 Northside Drive San Diego, CA (2)	Office	June 30, 2010	3	190,634	82.8%	52.6

Total			7	1,383,571		$429.4

(1)	This property is a part of Mission City Corporate Center.
(2)	These properties are part of Mission City Corporate Center. We assumed secured debt with an outstanding principal balance of $52.0 million, net of an initial discount of $0.9 million, in connection with this acquisition (see Notes 1 and 6).
(3)	Excludes acquisition-related costs.
     The related assets, liabilities, and results of operations of all acquired properties are included in the consolidated financial statements as of the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the respective acquisition dates:

	303 Second Street,	All Other
	San Francisco, CA(1)	Acquisitions(1)	Total
		(in thousands)
Assets
Land	$63,550	$35,309	$98,859
Buildings and improvements(2)	154,203	138,955	293,158
Deferred leasing costs and acquisition-related intangible assets(3)	19,828	22,151	41,979
Restricted cash(5)	2,522	—	2,522

Total assets acquired	240,103	196,415	436,518

Liabilities
Deferred revenue and acquisition-related intangible liabilites(4)	3,210	2,267	5,477
Secured debt, net	—	51,100	51,100
Accounts payable, accrued expenses and other liabilites(5)	3,565	2,804	6,369

Total liabilities assumed	6,775	56,171	62,946

Net assets and liabilities acquired(6)	$233,328	$140,244	$373,572

(1)	The purchase price of 303 Second Street, San Francisco, CA was greater than 10% of our total assets as of December 31, 2009. The purchase price of all other acquisitions completed during the nine months ended September 30, 2010 were individually less than 5%, and in aggregate less than 10%, of our total assets as of December 31, 2009.
(2)	Represents buildings and improvements and tenant improvements.
(3)	Represents in-place leases (approximately $16.4 million), above-market leases (approximately $16.9 million), and unamortized leasing commissions (approximately $8.7 million).
(4)	Represents below-market leases.
(5)	Represents unfunded tenant improvements and leasing commission obligations for in-place leases of which approximately $2.5 million was held in an escrow account as restricted cash.
(6)	Reflects the purchase price net of assumed secured debt and other lease related obligations.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
3. Acquisition-related Intangibles, Net
     The following table summarizes our identified acquisition-related intangible assets (acquired value of leasing costs, above-market and in-place leases) and intangible liabilities (acquired value of below-market leases) as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
	(in thousands)
Acquisition-related Intangible Assets(1):
Deferred leasing costs	$11,567	$5,736
Accumulated amortization	(2,339)	(4,501)

Deferred leasing costs, net	9,228	1,235

Above-market leases	16,850	—
Accumulated amortization	(1,063)	—

Above-market leases, net	15,787	—

In-place leases	22,014	5,832
Accumulated amortization	(6,716)	(5,476)

In-place leases, net	15,298	356

Total acquisition-related intangible assets, net	$40,313	$1,591

Acquisition-related Intangible Liabilities(2):
Below-market leases	$10,626	$5,132
Accumulated amortization	(4,754)	(4,369)

Below-market leases, net	$5,872	$763

(1)	Included in deferred leasing costs and acquisition-related intangible assets, net in the consolidated balance sheets.
(2)	Included in deferred revenue and acquisition-related intangible liabilities, net in the consolidated balance sheets.
The following table sets forth amortization for the period related to acquisition-related intangibles for the three and nine months ended September 30, 2010 and September 30, 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
		(in thousands)
Deferred Leasing Costs(1)	$503	$111	$698	$451
Net Above (Below)-Market Leases(2)	664	(49)	696	(349)
In Place Leases(1)	1,220	48	1,505	417

Total	$2,387	$110	$2,899	$519

(1)	Recorded to depreciation and amortization expense in the consolidated statements of operations for the periods presented.
(2)	Net above-market leases are recorded as a decrease to rental income and net-below market leases are recorded as an increase to rental income in the consolidated statements of operations for the three and nine months ended September 30, 2010 and September 30, 2009, respectively.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table sets forth the estimated annual amortization related to acquisition-related intangibles as of September 30, 2010 for future periods:

Year Ending	Deferred Leasing Costs	Net Above/(Below)-Market Leases(1)		In Place Leases
		(in thousands)
Remaining 2010	$489	$663		$1,117
2011	1,842	2,385		3,738
2012	1,647	2,000		2,867
2013	1,429	1,695		2,233
2014	1,243	1,483		1,860
Thereafter	2,578	1,689		3,483

Total	$9,228	$9,915		$15,298

Weighted Average Amortization Period (in years)	3.6	5.9, 7.7	(2)	5.7

(1)	Represents estimated annual net amortization related to above and below market leases. Amounts shown represent net above market leases which will result in decreases to rental income in the consolidated statement of operations for all future periods presented.
(2)	Represents the weighted average amortization period of the above and below market leases, respectively.
4. Receivables
     Current Receivables, net
     Current receivables, net is primarily comprised of contractual rents and other lease-related obligations due from tenants. The balance consisted of the following as of September 30, 2010 and December 31, 2009 :

	September 30,	December 31,
	2010	2009
	(in thousands)
Current receivables	$6,921	$6,299
Allowance for uncollectible tenant receivables	(2,866)	(3,063)

Current receivables, net	$4,055	$3,236

     Deferred Rent Receivables, net
     Deferred rent receivables, net consisted of the following as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
	(in thousands)
Deferred rent receivables	$88,856	$80,780
Allowance for deferred rent receivables	(5,293)	(6,388)

Deferred rent receivables, net	$83,563	$74,392

     Note Receivable
     In July 2010, we received $10.6 million in cash for the full repayment of the outstanding note receivable.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
5. Secured and Unsecured Debt of the Company
     In this Note 5, the Company refers solely to Kilroy Realty Corporation and not to any of our subsidiaries. The Company itself does not hold any indebtedness. All of our secured and unsecured debt is held directly by the Operating Partnership.
     The Company guarantees all the Operating Partnership’s unsecured debt obligations including the unsecured line of credit, the 6.625% unsecured senior notes due 2020, the 6.45% unsecured senior notes due 2014, the 3.25% Exchangeable Notes due 2012 (the “3.25% Exchangeable Notes”) and 4.25% Exchangeable Notes due 2014 (the “4.25% Exchangeable Notes” and, together with the 3.25% Exchangeable Notes the “Exchangeable Notes”). As of September 30, 2010, the Operating Partnership had $0.9 billion of unsecured debt obligations outstanding, before the effect of discounts.
     In addition, although the remaining $0.3 billion of the Operating Partnership’s debt is secured and non-recourse to the Company, the Company provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments, and environmental liabilities.
     The Company and the Operating Partnership are both named parties to the capped call option transactions discussed further in Note 6.
     Debt Covenants and Restrictions
     One of the covenants contained within the $500 million unsecured revolving credit facility (the “New Credit Facility”) prohibits the Company from paying dividends in excess of 95% of funds from operations (“FFO”).
6. Secured and Unsecured Debt of the Operating Partnership
Secured Debt
     In January 2010, the Operating Partnership borrowed $71.0 million under a mortgage loan that is scheduled to mature on February 1, 2017. The mortgage loan is secured by five properties, bears interest at an annual rate of 6.51%, and requires monthly principal and interest payments based on a 30-year amortization period. We used a portion of the proceeds to pay off a mortgage loan with an outstanding principal balance of $63.2 million that was scheduled to mature in April 2010. In connection with the closing of this loan, we were refunded the $1.4 million earnest loan deposit we paid to the lender in the fourth quarter of 2009.
     In March 2010, the Operating Partnership used borrowings under the unsecured line of credit (the “Credit Facility”) to pay off a secured line of credit with an outstanding principal balance of $33.5 million that was scheduled to mature in April 2010.
     In connection with the acquisition of three office buildings at Mission City Corporate Center in June 2010, the Operating Partnership assumed secured debt with a principal balance of $52.0 million that is scheduled to mature on April 1, 2012. This secured debt was recorded at fair value on the date of the acquisition and is shown net of the initial discount at assumption of $0.9 million on the consolidated balance sheets. This discount will be accreted on a straight-line basis, which approximates the effective interest method, as additional interest expense from the date of issuance through the maturity date of the secured debt. The secured debt and the three properties that secure the debt are held in a bankruptcy remote special purpose entity and the properties are not available to satisfy the debts and other obligations of the Company or the Operating Partnership (see Notes 1 and 2). The debt bears contractual interest at a weighted average annual rate of 5.1% and requires monthly interest only payments.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unsecured Senior Notes
     In May 2010, the Operating Partnership issued unsecured senior notes in a private placement transaction with an aggregate principal balance of $250.0 million that are scheduled to mature in June 2020. On October 5, 2010, the Company commenced an exchange offer of the private unsecured senior notes for registered unsecured senior notes. The terms of the registered unsecured senior notes are substantially identical to the outstanding private unsecured senior notes, except for transfer restrictions and registration rights relating to the outstanding private unsecured senior notes. The exchange offer expires on November 3, 2010, unless extended. We will not receive any additional proceeds as a result of the exchange offer.
     The unsecured senior notes require semi-annual interest payments each June and December based on a contractual annual interest rate of 6.625%. The unsecured senior notes are shown net of the initial issuance discount of $2.1 million on the consolidated balance sheets. This discount is accreted on a straight-line basis, which approximates the effective interest method, as additional interest expense from the date of issuance through the maturity date of the unsecured senior notes. We used a portion of the net proceeds to repurchase $150.0 million in aggregate principal balance of the 3.25% Exchangeable Notes. A portion of the net proceeds was used to fund acquisitions during the nine months ended September 30, 2010 (See Note 2).
     In August 2010, the Operating Partnership used borrowings under the Credit Facility to repay a portion of our unsecured senior notes, with a principal balance of $61.0 million that matured in August.
Unsecured Line of Credit
     In August 2010 the Operating Partnership entered into the New Credit Facility and used borrowings under the New Credit Facility to repay, and then terminate, the Credit Facility . The New Credit Facility has a term of three years plus a one year extension at our option and bears interest at an annual rate of LIBOR plus 2.675%. We may elect to borrow up to an additional $200.0 million under an accordion option subject to bank approval. We expect to use borrowings under the New Credit Facility for general corporate purposes, to fund potential acquisitions, to finance development and redevelopment expenditures, and potentially to repay long-term debt. The following table summarizes the balance and significant terms of the New Credit Facility and Credit Facility as of September 30, 2010 and December 31, 2009, respectively:

	September 30,	December 31,
	2010	2009
	(in thousands)
Outstanding borrowings	$205,000	$97,000
Remaining borrowing capacity	295,000	453,000

Total borrowing capacity	$500,000	$550,000

Maturity date(1)(2)	August 2013	April 2010
Interest rate(3)	2.98%	1.11%
Fees(4)	0.575%	0.20%

(1)	Under the terms of the New Credit Facility, we may exercise an option to extend the maturity date by one year.
(2)	In April 2010, we exercised an option to extend the maturity date of the Credit Facility by one year.
(3)	As of September 30, 2010, the New Credit Facility bore interest at an annual rate of LIBOR plus 2.675%. As of December 31, 2009, the Credit Facility bore interest at an annual rate of LIBOR plus 0.85% to 1.35% depending upon our leverage ratio at the time of borrowing.
(4)	As of September 30, 2010, the facility fee for the New Credit Facility was at an annual rate of 0.575%. As of December 31, 2009, the fee for unused funds for the Credit Facility was at an annual rate of 0.15% to 0.20%, depending on the balance of our daily average undrawn balance. In addition, we also incurred debt origination and legal costs of approximately $5 million, which will be amortized as additional interest expense through the contractual maturity date.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Exchangeable Senior Notes
     The following table summarizes the balance and significant terms of the Exchangeable Notes outstanding as of September 30, 2010 and December 31, 2009:

	3.25% Exchangeable Notes		4.25% Exchangeable Notes
	September 30,	December 31,	September 30,	December 31,
	2010	2009	2010	2009
		(in thousands)
Principal amount	$148,000	$298,000	$172,500	$172,500
Unamortized discount	(4,751)	(13,937)	(17,454)	(20,121)

Net carrying amount of liability component	$143,249	$284,063	$155,046	$152,379

Carrying amount of equity component	$33,675	$36,369	$19,835	$19,835
Maturity date	April 2012		November 2014
Stated coupon rate	3.25% (1)		4.25%(2)
Effective interest rate(3)	5.45%		7.13%
Exchange rate per $1,000 principal value of the Exchangeable Notes, as adjusted(4)	11.3636		27.8307
Exchange price, as adjusted(4)	$88.00		$35.93
Number of shares on which the aggregate consideration to be delivered on conversion is determined(4)	1,681,813	3,386,353	4,800,796	4,800,796

(1)	Interest on the 3.25% Exchangeable Notes is payable semi-annually in arrears on April 15th and October 15th of each year.
(2)	Interest on the 4.25% Exchangeable Notes is payable semi-annually in arrears on May 15th and November 15th of each year.
(3)	The rate at which we record interest expense, which represents our conventional debt borrowing rate at the date of issuance.
(4)	The exchange rate, exchange price, and the number of shares to be delivered upon exchange are subject to adjustment under certain circumstances including increases in the Company’s common stock dividends.
Tender Offer for the 3.25% Exchangeable Notes
     In June 2010, the Operating Partnership repurchased 3.25% Exchangeable Notes with an aggregate stated principal amount of $150.0 million for approximately $151.1 million in cash, including transaction costs, pursuant to a tender offer. As a result of the transaction, we recorded a net loss on early extinguishment of debt of approximately $4.6 million and charged approximately $2.7 million, representing the amount of the cash repurchase proceeds allocated to the equity component, to additional paid-in capital.
Interest Expense for the Exchangeable Notes
     The unamortized discount on the Exchangeable Notes is accreted as additional interest expense from the date of issuance through the maturity date of the applicable Exchangeable Notes. The following table summarizes the total interest expense attributable to the Exchangeable Notes based on the effective interest rates set forth above, before the effect of capitalized interest, for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
		(in thousands)
Contractual interest payments	$3,035	$3,616	$11,530	$11,091
Amortization of discount	1,818	2,091	6,497	6,331

Interest expense attributable to the Exchangeable Notes	$4,853	$5,707	$18,027	$17,422

     The trading price of the Company’s common stock on the New York Stock Exchange (“NYSE”) was below the exchange price of the then-outstanding Exchangeable Notes as of both September 30, 2010 and December 31, 2009 and, therefore, the exchange option was out-of-the-money at these dates.
Capped Call Transactions
     In connection with each of the Exchangeable Notes offerings, we entered into capped call option transactions to mitigate the dilutive impact to us of the potential conversion of the Exchangeable Notes. The following table summarizes our capped call option positions as of September 30, 2010 and December 31, 2009:

	3.25% Exchangeable Notes(1)		4.25% Exchangeable Notes(2)
Referenced shares of common stock	1,121,201	(3)	4,800,796
Exchange price including effect of capped calls	$102.72		$42.81

(1)	The capped calls mitigate the dilutive impact to us of the potential exchange of two-thirds of the 3.25% Exchangeable Notes into shares of common stock.
(2)	The capped calls mitigate the dilutive impact to us of the potential exchange of all of the 4.25% Exchangeable Notes into shares of common stock.
(3)	Subsequent to the repurchase of $150.0 million of aggregate stated principal of the 3.25% Exchangeable Notes, we had the above referenced outstanding capped calls.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Debt Covenants and Restrictions
     The New Credit Facility, the unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring the Company to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a minimum fixed charge coverage ratio, a minimum unsecured debt ratio, a minimum unencumbered asset pool, a debt service coverage ratio, and a minimum unencumbered debt yield. (see Note 5). Noncompliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. We were in compliance with all of our debt covenants as of September 30, 2010.
Debt Maturities
     The following table summarizes the stated debt maturities and scheduled amortization payments, excluding debt discounts, as of September 30, 2010:

Year Ending	(in thousands)
Remaining 2010	$1,590
2011	75,028
2012	304,302
2013	208,248
2014	258,979
Thereafter	326,274

Total	$1,174,421	(1)

(1)	Includes the full principal balance of our debt instruments. On the consolidated balance sheets as of September 30, 2010, the Exchangeable Notes, $250.0 million of unsecured senior notes, and $52.0 million of secured debt are presented net of unamortized discounts of approximately $22.2 million, $2.0 million, and $0.7 million, respectively
Capitalized Interest and Loan Fees
     The following table sets forth our gross interest expense, including debt discounts and loan cost amortization, net of capitalized interest for the three and nine months ended September 30, 2010 and 2009. The capitalized amounts are a cost of development and redevelopment, and increase the carrying value of undeveloped land and construction in progress.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
		(in thousands)
Gross interest expense	$18,543	$13,540	$48,980	$41,992
Capitalized interest	(2,690)	(2,614)	(8,083)	(6,951)

Interest expense	$15,853	$10,926	$40,897	$35,041

7. Noncontrolling Interest of the Operating Partnership
Preferred Unitholders
     As of both September 30, 2010 and December 31, 2009, the Operating Partnership had 1,500,000 Series A Preferred Units representing preferred limited partnership interests in the Operating Partnership issued and outstanding with a redemption value of $50.00 per unit. There were no changes to this noncontrolling interest during the three and nine months ended September 30, 2010 and 2009.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Common Units of the Operating Partnership
     The Company owned a 96.8%, and 96.2% common general partnership interest in the Operating Partnership as of September 30, 2010 and both December 31, 2009 and September 30, 2009, respectively. The remaining 3.2%, and 3.8% common limited partnership interest as of September 30, 2010, and both December 31, 2009 and September 30, 2009, respectively, was owned in the form of common units by non-affiliate investors and certain of our executive officers and directors. There were 1,723,131 common units outstanding as of both September 30, 2010 and December 31, 2009.
     The noncontrolling common units may be redeemed by unitholders for cash. We, at our option, may satisfy the cash redemption obligation with shares of the Company’s common stock on a one-for-one basis. Whether satisfied in cash or shares of the Company’s common stock, the value for each noncontrolling common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable balance sheet date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $57.2 million and $53.6 million as of September 30, 2010 and December 31, 2009, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each common unit in the event of our termination or liquidation. In the event of our termination or liquidation, it is expected in most cases that each common unit would be entitled to a liquidating distribution equal to the amount payable with respect to each share of the Company’s common stock.
8. Stockholders’ Equity of the Company
Issuance of Common Stock
     In April 2010, the Company completed an underwritten public offering of 9,200,000 shares of its common stock. The net offering proceeds, after deducting underwriting discounts and commissions and offering expenses, were approximately $299.8 million, which the Company contributed to the Operating Partnership in exchange for 9,200,000 common units. We used a portion of the net proceeds from the offering to fund acquisitions, repay borrowings on the Credit Facility, and for general corporate purposes.
9. Partners’ Capital of the Operating Partnership
     Issuance of Common Units
     In April 2010, the Company completed an underwritten public offering of 9,200,000 shares of the Company’s common stock. The net offering proceeds, after deducting underwriting discounts and commissions and offering expenses, were approximately $299.8 million, which the Company contributed to the Operating Partnership in exchange for 9,200,000 common units. We used a portion of the net proceeds from the offering to fund acquisitions, repay borrowings on the Credit Facility, and for general corporate purposes.
     Common Units Outstanding
     The Company owned a 96.8%, and 96.2% common general partnership interest in the Operating Partnership as of September 30, 2010 and both December 31, 2009 and September 30, 2009, respectively. The remaining 3.2%, and 3.8% common limited partnership interest as of September 30, 2010, and both December 31, 2009 and September 30, 2009, respectively, was owned in the form of common limited partnership units by certain of our executive officers and directors and also by non-affiliate investors. There were 1,723,131 common limited partnership units outstanding as of both September 30, 2010 and December 31, 2009.
     The common units owned by the common limited partners may be redeemed by common limited partners for cash. We, at our option, may satisfy the cash redemption obligation with shares of the Company’s common stock on a one-for-one basis. Whether satisfied in cash or shares of the Company’s common stock, the value for each common limited partnership unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable balance sheet date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $57.2 million and $53.6 million as of September 30, 2010 and December 31, 2009, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each common unit in the event of our termination or liquidation. In the event of our termination or liquidation, it is expected in most cases that each common unit would be entitled to a liquidating distribution equal to the amount payable with respect to each share of the Company’s common stock.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
10. Share-Based Compensation
Stockholder Approved Equity Compensation Plans
     At September 30, 2010, we had one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan as amended (the “2006 Plan”). In May 2010, the Company’s stockholders approved the fourth amendment to the 2006 Plan. The amendment increased the number of shares of common stock authorized under the 2006 Plan by 2,990,000 shares such that the total aggregate number of shares available for issuance pursuant to the 2006 Plan is 6,120,000. It also made certain changes regarding how awards are counted prospectively against the number of shares available for issuance under the 2006 Plan. As of September 30, 2010, 4,397,197 shares were available for grant under the 2006 Plan. The number of shares that remains available for grant is calculated using the weighted share counting provisions set forth in the 2006 Plan, which are based on the type of awards that are granted. The maximum number of shares available for grant subject to full value awards (which generally include equity awards other than options and stock appreciation rights) was 1,505,889 shares as of September 30, 2010.
Summary of Nonvested Shares
     A summary of the status of the Company’s nonvested shares as of January 1, 2010 and changes during the nine months ended September 30, 2010 is presented below:

		Weighted-
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2010	88,473	$59.05
Granted	3,239	30.88
Vested	(16,358)	46.63

Nonvested as of September 30, 2010	75,354	$60.54

     During the nine months ended September 30, 2010 and 2009, we issued 3,239 and 4,958 nonvested shares, respectively. The weighted-average grant-date fair value per share for nonvested shares granted during the nine months ended September 30, 2010 and 2009 was $30.88 and $20.17, respectively. In addition, during the nine months ended September 30, 2009, we issued 51,040 shares of common stock under a share-based compensation program that were fully vested upon issuance. The grant date fair value per share of this award was $26.94.
     The total fair value of shares that vested during the nine months ended September 30, 2010 and 2009 was $0.5 million and $0.3 million, respectively, which was calculated based on the quoted closing share price of the Company’s common stock on the NYSE on the applicable date of vesting.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Summary of Restricted Stock Units
     The summary of our restricted stock units (“RSUs”) activity from January 1, 2010 through September 30, 2010 was as follows:

	Nonvested RSUs
		Weighted-Average
		Grant Date Fair
	Amount	Value	Vested RSUs	Total RSUs
Outstanding at January 1, 2010	269,294	$26.81	362,037	631,331
Granted	159,606	30.24	—	159,606
Vested	(23,564)	25.46	23,564	—
Settled(1)	—	—	(53,451)	(53,451)
Issuance of dividend equivalents(2)	—	—	23,149	23,149
Canceled(1)(3)	—	—	(54,122)	(54,122)

Outstanding as of September 30, 2010	405,336	$28.24	301,177	706,513

(1)	On July 1, 2010, certain vested RSUs were settled in shares of the Company’s common stock given that this date was six months plus one day subsequent to one individual’s separation from service from the Company. For individuals without an elected distribution date greater than six months beyond separation from service, RSUs are automatically settled in common shares six months plus one day subsequent to separation from service. Of the total 97,593 RSUs held by this individual, 53,451 were settled for shares of the Company’s common stock and 44,142 RSUs were canceled to cover the statutory minimum tax withholding.
(2)	RSUs issued as dividend equivalents are vested upon issuance.
(3)	We accept the return of RSUs, at the current quoted market price of the Company’s common stock, to satisfy minimum statutory tax-withholding requirements related to either RSUs that have vested or RSU dividend equivalents in accordance with the terms of the 2006 Plan.
     During the nine months ended September 30, 2010 and 2009, we issued 159,606 and 589,805 nonvested RSUs, respectively. The weighted-average grant-date fair value per share for nonvested RSUs granted during the nine months ended September 30, 2010 and 2009 was $30.24 and $26.71, respectively.
     The total fair value of the RSUs that vested during the nine months ended September 30, 2010 and 2009, excluding the vested RSUs issued as dividend equivalents, was $0.7 million and $0.1 million, respectively, which was calculated based on the quoted closing share price of the Company’s common stock on the NYSE on the day of vesting.
Compensation Cost Recorded During the Period
     The total compensation cost for all share-based compensation programs was $2.2 million and $2.6 million for the three months ended September 30, 2010 and 2009, respectively, and $6.4 million and $8.7 million for the nine months ended September 30, 2010 and 2009, respectively. Of the total share-based compensation cost, $0.3 million was capitalized as part of real estate assets for both the three months ended September 30, 2010 and 2009 and $1.1 million and $0.8 million was capitalized as part of real estate assets for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, there was approximately $6.5 million of total unrecognized compensation cost related to nonvested incentive awards granted under share-based compensation arrangements that is expected to be recognized over a weighted-average period of 1.4 years. The remaining compensation cost related to these nonvested incentive awards had been recognized in periods prior to September 30, 2010.
     The $6.5 million of unrecognized compensation cost does not reflect the potential future compensation cost for the approved executive officer share-based compensation programs under which share-based awards have not yet been granted as of September 30, 2010. These programs have a performance period that precedes the grant date. The Company recorded approximately $1.4 million related to these programs for the nine months ended September 30, 2010, which is included in the total $6.4 million compensation cost discussed above.
11. Fair Value of Financial Instruments
Financial Instruments Reported at Fair Value
     The only financial instruments recorded at fair value in our consolidated financial statements are the marketable securities related to the Kilroy Realty Corporation 2007 Deferred Compensation Plan. The following table sets forth the fair value of our marketable securities as of September 30, 2010 and December 31, 2009:

	Fair Value (Level 1)(1)
Description	September 30, 2010	December 31, 2009
	(in thousands)
Marketable Securities	$4,481	$3,452

(1)	Based on quoted prices in active markets for identical securities.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Financial Instruments Disclosed at Fair Value
     The following table sets forth the carrying value and the fair value of our remaining financial assets and liabilities as of September 30, 2010 and December 31, 2009:

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Description	September 30, 2010		December 31, 2009
		(in thousands)
Assets
Note receivable(1)	$—	$—	$10,679	$10,849
Liabilities
Secured debt	315,150	336,635	294,574	297,189
Exchangeable notes	298,295	313,140	436,442	435,351
Unsecured senior notes	330,941	345,026	144,000	142,828
New Credit Facility	205,000	204,819	—	—
Credit Facility(2)	—	—	97,000	96,250

(1)	This note receivable was re-paid in full during the quarter ended September 30, 2010 (see Note 4).
(2)	In August 2010, we entered into a $500.0 million New Credit Facility and used the borrowing under the New Credit Facility to repay, and then terminate, our previous $550.0 million Credit Facility (see Note 6).
12. Future Minimum Rent
     We have operating leases with tenants that expire at various dates through 2027 and are either subject to scheduled fixed increases or adjustments in rent based on the Consumer Price Index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future contractual minimum rent under operating leases as of September 30, 2010 for future periods is summarized as follows:

Year Ending	(in thousands)
Remaining 2010	$63,052
2011	256,527
2012	242,862
2013	222,544
2014	201,753
Thereafter	666,139

Total	$1,652,877

13. Commitments and Contingencies
     In the third quarter of 2010, we settled outstanding litigation related to certain premises at one of our properties that had been abandoned by its former occupants. In connection with this legal settlement, we received a $3.6 million cash payment. As a result, during the quarter ended September 30, 2010, we reversed $0.6 million of allowance for bad debts which was previously recorded in prior periods for receivables related to the lease at this property.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
14. Segment Disclosure
     Our reportable segments consist of the two types of commercial real estate properties for which our chief operating decision-makers internally evaluate operating performance and financial results: Office Properties and Industrial Properties. We also have certain corporate level activities including legal administration, accounting, finance, and management information systems, which are not considered separate operating segments.
     We evaluate the performance of our segments based upon net operating income. “Net Operating Income” is defined as operating revenues (rental income, tenant reimbursements, and other property income) less property and related expenses (property expenses, real estate taxes, ground leases, and provisions for bad debts) and excludes other non-property related income and expenses such as interest income and interest expense, depreciation and amortization, acquisition related expenses and corporate general and administrative expenses. There is no intersegment activity.
     The following tables reconcile the segment activity to consolidated net income for the three and nine months ended September 30, 2010 and 2009, and the consolidated financial position as of September 30, 2010 and December 31, 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Office Properties:
Operating revenues(1)	$72,174	$60,765	$196,492	$187,014
Property and related expenses	21,168	17,328	56,928	52,000

Net Operating Income	51,006	43,437	139,564	135,014

Industrial Properties:
Operating revenues(1)	7,630	7,729	22,547	25,041
Property and related expenses	1,770	2,000	5,417	5,493

Net Operating Income	5,860	5,729	17,130	19,548

Total Reportable Segments:
Operating revenues(1)	79,804	68,494	219,039	212,055
Property and related expenses	22,938	19,328	62,345	57,493

Net Operating Income	$56,866	$49,166	$156,694	$154,562

Reconciliation to Consolidated Net Income:
Total Net Operating Income for reportable segments	$56,866	$49,166	$156,694	$154,562
Unallocated (expenses) income:
General and administrative expenses	(7,273)	(7,662)	(21,096)	(22,023)
Acquisition-related expenses	(354)	—	(1,624)	—
Depreciation and amortization	(30,054)	(21,968)	(74,714)	(66,608)
Interest income and other net investment gains	337	501	703	1,074
Interest expense	(15,853)	(10,926)	(40,897)	(35,041)
Gain (loss) on early extinguishment of debt	—	3,119	(4,564)	3,119

Income from continuing operations	3,669	12,230	14,502	35,083
Income from discontinued operations	—	—	—	2,261

Net income	$3,669	$12,230	$14,502	$37,344

(1)	All operating revenues are comprised of amounts received from third-party tenants.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	September 30, 2010	December 31, 2009
	(in thousands)
Assets:
Office Properties:
Land, buildings, and improvements, net	$1,877,634	$1,498,427
Undeveloped land and construction in progress	286,522	263,608
Total assets(1)	2,334,692	1,878,004
Industrial Properties:
Land, buildings, and improvements, net	147,598	152,072
Total assets(1)	161,371	165,563
Total Reportable Segments:
Land, buildings, and improvements, net	2,025,232	1,650,499
Undeveloped land and construction in progress	286,522	263,608
Total assets(1)	2,496,063	2,043,567
Reconciliation to Consolidated Assets:
Total assets for reportable segments	2,496,063	2,043,567
Other unallocated assets:
Cash and cash equivalents	8,313	9,883
Restricted cash	3,265	2,059
Marketable securities	4,481	3,452
Note receivable	—	10,679
Deferred financing costs, net	14,574	8,334
Prepaid expenses and other assets, net	8,988	6,307

Total consolidated assets(2)	$2,535,684	$2,084,281

(1)	Includes land, buildings, and improvements, undeveloped land and construction in progress, current receivables, deferred rent receivable and deferred leasing costs, and acquisition-related intangible assets, all shown on a net basis.
(2)	Total consolidated assets and total assets for reportable segments have increased by a material amount due to acquisitions completed during the nine months ended September 30, 2010 (see Note 2).

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
15. Net (Loss) Income Available to Common Stockholders Per Share of the Company
     The following table reconciles the numerator and denominator in computing the Company’s basic and diluted per-share computations for net (loss) income available to common stockholders for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
		(in thousands, except share and
		per share amounts)
Numerator:
Income from continuing operations	$3,669	$12,230	$14,502	$35,083
Loss (income) from continuing operations attributable to noncontrolling common units of the Operating Partnership	4	(320)	(128)	(1,043)
Preferred distributions and dividends	(3,799)	(3,799)	(11,397)	(11,397)
Allocation to participating securities (nonvested shares and RSUs)	(273)	(693)	(877)	(1,041)

Numerator for basic and diluted (loss) income from continuing operations available to common stockholders	$(399)	$7,418	$2,100	$21,602
Discontinued operations	—	—	—	2,261
Discontinued operations attributable to noncontrolling common units of the Operating Partnership	—	—	—	(101)

Numerator for basic and diluted net (loss) income available to common stockholders	$(399)	$7,418	$2,100	$23,762

Denominator:
Basic weighted average vested shares outstanding	52,274,316	42,934,796	48,561,614	37,279,250
Effect of dilutive securities-stock options and contingently issuable shares	—	679	3,414	17,681

Diluted weighted average vested shares and common share equivalents outstanding	52,274,316	42,935,475	48,565,028	37,296,931

Basic earnings per share:
(Loss) income from continuing operations available to common stockholders per share	$(0.01)	$0.17	$0.04	$0.58
Discontinued operations per common share	—	—	—	0.06

Net (loss) income available to common stockholders per share	$(0.01)	$0.17	$0.04	$0.64

Diluted earnings per share:
(Loss) income from continuing operations available to common stockholders per share	$(0.01)	$0.17	$0.04	$0.58
Discontinued operations per common share	—	—	—	0.06

Net (loss) income available to common stockholders per share	$(0.01)	$0.17	$0.04	$0.64

     As of September 30, 2010 and September 30, 2009, the effect of the assumed exchange of the Exchangeable Notes was not included in the net (loss) income available to common stockholders per share calculation as it was antidilutive to income from continuing operations available to common stockholders since the average quoted trading price of the Company’s common stock on the NYSE for the periods presented was below the Exchangeable Notes exchange prices.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
16. Net (Loss) Income Available to Common Unitholders per Unit of the Operating Partnership
     The following table reconciles the numerator and denominator in computing the Operating Partnership’s basic and diluted per-unit computations for net (loss) income available to common unitholders for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
		(in thousands, except unit and
		per unit amounts)
Numerator:
Income from continuing operations	$3,669	$12,230	$14,502	35,083
Income from continuing operations attributable to noncontrolling interests in consolidated subsidiaries	(41)	(61)	(138)	(195)
Preferred distributions	(3,799)	(3,799)	(11,397)	(11,397)
Allocation to participating securities (nonvested units and RSUs)	(273)	(693)	(877)	(1,041)

Numerator for basic and diluted (loss) income from continuing operations available to common unitholders	$(444)	$7,677	$2,090	$22,450
Discontinued operations	—	—	—	2,261

Numerator for basic and diluted net (loss) income available to common unitholders	$(444)	$7,677	$2,090	$24,711

Denominator:
Basic weighted average vested common units outstanding	53,997,447	44,657,927	50,284,745	39,013,029
Effect of dilutive securities-stock options and contingently issuable units	—	679	3,414	17,681

Diluted weighted average vested units and common unit equivalents outstanding	53,997,447	44,658,606	50,288,159	39,030,710

Basic earnings per unit:
(Loss) income from continuing operations available to common unitholders per unit	$(0.01)	$0.17	$0.04	$0.57
Discontinued operations per common unit	—	—	—	0.06

Net (loss) income available to common unitholders per unit	$(0.01)	$0.17	$0.04	$0.63

Diluted earnings per unit:
(Loss) income from continuing operations available to common unitholders per unit	$(0.01)	$0.17	$0.04	$0.57
Discontinued operations per common unit	—	—	—	0.06

Net (loss) income available to common unitholders per unit	$(0.01)	$0.17	$0.04	$0.63

     As of September 30, 2010 and September 30, 2009, the effect of the assumed exchange of the Exchangeable Notes was not included in the net (loss) income available to common unitholder per unit calculation as it was antidilutive to income from continuing operations available to common unitholders since the average quoted trading price of the Company’s common stock on the NYSE for the periods presented was below the Exchangeable Notes exchange prices.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
17. Subsequent Events
     On October 15, 2010, aggregate dividends, distributions, and dividend equivalents of $19.2 million were paid to common stockholders and common unitholders of record on September 30, 2010 and RSU holders of record on October 15, 2010.
     On October 13, 2010, we completed the sale of one industrial building to an unrelated third party for approximately $5.0 million.
     In October 2010, we entered into two separate purchase and sale agreements with two separate unrelated third parties to acquire two office properties encompassing an aggregate of 588,000 square feet of space for approximately $238 million. Both acquisitions are currently anticipated to close in the fourth quarter of 2010, subject to customary closing conditions.
18. Pro Forma Results of the Company
     The following unaudited pro forma consolidated results of operations of the Company for the three and nine months ended September 30, 2010 and 2009 assumes that the acquisition of 303 Second Street, San Francisco, California, was completed as of January 1, 2010 and 2009, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues	$79,804	$75,535	$228,937	$232,452
Net (loss) income available to common stockholders	(37)	10,312	5,428	31,216
Net (loss) income available to common stockholders per share—basic	$(0.01)	$0.22	$0.09	$0.81
Net (loss) income available to common stockholders per share—diluted	$(0.01)	$0.22	$0.09	$0.81
     Pro forma data may not be indicative of the results that would have been reported had the acquisition actually occurred as of January 1, 2010 and 2009, respectively, nor does it intend to be a projection of future results.
     The following table summarizes actual results for certain operating data for the property at 303 Second Street, San Francisco, California, from May 26, 2010, the date of acquisition, through September 30, 2010:

(in thousands)
Revenues	$8,726
Net income from continuing operations(1)	$2,207

(1)	Reflects the net operating income less depreciation for this property and amortization of lease related intangibles.
19. Pro Forma Results of the Operating Partnership
     The following unaudited pro forma consolidated results of operations of the Operating Partnership for the three and nine months ended September 30, 2010 and 2009 assumes that the acquisition of 303 Second Street, San Francisco, California, was completed as of January 1, 2010 and 2009, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues	$79,804	$75,535	$228,937	$232,452
Net (loss) income available to common unitholders	(79)	10,657	5,503	32,418
Net (loss) income available to common unitholders per share — basic	$(0.01)	$0.22	$0.09	$0.80
Net (loss) income available to common unitholders per share — diluted	$(0.01)	$0.22	$0.09	$0.80
     Pro forma data may not be indicative of the results that would have been reported had the acquisition actually occurred as of January 1, 2010 and 2009, respectively, nor does it intend to be a projection of future results.
     The following table summarizes actual results for certain operating data for the property at 303 Second Street, San Francisco, California, from May 26, 2010, the date of acquisition, through September 30, 2010:

(in thousands)
Revenues	$8,726
Net income from continuing operations(1)	$2,207

(1)	Reflects the net operating income less depreciation for this property and amortization of lease related intangibles.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion relates to our consolidated financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. The results of operations discussion is combined for Kilroy Realty Corporation and Kilroy Realty, L.P. because the results are essentially identical for both reporting entities.
     Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Some of the information presented is forward-looking in nature, including information concerning projected future occupancy rates, rental rate increases, property development timing and costs, and investment amounts. Although the information is based on our current expectations, actual results could vary from expectations stated in this report. Numerous factors could affect our actual results, some of which are beyond our control. These include the breadth and duration of the current slowness in economic growth and its impact on our tenants, the strength of commercial and industrial real estate markets, market conditions affecting tenants, our ability to complete and successfully integrate pending and recent acquisitions, competitive market conditions, interest rate levels, volatility in our stock price, and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date this report was filed. We assume no obligation to update publicly any forward-looking information, whether as a result of new information, future events, or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws to disclose material information. For a discussion of important risks related to our business, and related to investing in our securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information, see Item 1A: Risk Factors in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009, Item 1A: Risk Factors in the Operating Partnership’s General Form for Registration for Securities on Form 10 filed with the SEC on August 18, 2010, and the discussion under the captions “-Factors That May Influence Future Results of Operations” and “-Liquidity and Capital Resources for the Company” and “-Liquidity and Capital Resources for the Operating Partnership” below. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur.
Overview and Background
     We own, operate, develop, redevelop, and acquire office and industrial real estate located in California. We qualify and operate as a self-administered REIT. We own our interests in all of our properties through the Operating Partnership and the Finance Partnership, and conduct substantially all of our operations through the Operating Partnership. We owned a 96.8%, and 96.2% general partnership interest in the Operating Partnership as of September 30, 2010 and both December 31, 2009 and September 30, 2009, respectively. All our properties are held in fee except for the seven office buildings located at Kilroy Airport Center in Long Beach, California, which are held subject to leases for the land that expire in 2084.
Factors That May Influence Future Results of Operations
     Acquisitions. As a key component of our growth strategy, we continually evaluate selected property acquisition opportunities. We consider potential acquisitions on an ongoing basis and may have one or more potential acquisitions under consideration at any point in time, which may be at varying stages of the negotiation and due diligence review process. We generally finance our acquisitions through debt and equity offerings and borrowings on our unsecured line of credit (the “ New Credit Facility”).
     During the nine months ended September 30, 2010, we completed five acquisitions of seven buildings for approximately $429.4 million (see Note 2 to our consolidated financial statements included in this report for additional information). In addition, subsequent to September 30, 2010 we entered into separate agreements to acquire two office properties located in San Francisco, California and the Bellevue area of greater Seattle, Washington encompassing an aggregate 588,000 square feet of space.
•	In San Francisco, we are currently a party to a purchase and sale agreement with an unrelated third party to acquire an approximate 466,000 square-foot office property located in San Francisco’s South Financial District for approximately $191.5 million.

•	In the greater Seattle area, we are currently a party to a purchase and sale agreement with an unrelated third party to acquire an approximate 122,000 square-foot office property for approximately $46.0 million.
Both acquisitions are expected close in the fourth quarter, subject to customary closing conditions. We cannot provide assurance that any of the pending acquisitions described above will be consummated at the prices, on the terms or by the dates currently contemplated, or at all, or that any potential acquisitions will be completed. Costs associated with acquisitions are expensed as incurred and we may be unable to complete an acquisition after making a nonrefundable deposit or incurring acquisition-related costs.
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
     In recent periods, circumstances occurred that indicated that an analysis for potential impairment of certain of our properties was necessary. As a result, for each property where such an indicator occurred and/or for properties within a given submarket where such an indicator occurred, we completed an impairment evaluation. After completing this process, we determined that for each of the properties evaluated, undiscounted cash flows over the holding period were in excess of carrying value and, therefore, we did not record any impairment losses for the nine months ended September 30, 2010 or 2009 or the years ended December 31, 2009, 2008, and 2007.
     Leasing Activity and Changes in Rental Rates. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following tables set forth certain information regarding leases that commenced during the three and nine months ended September 30, 2010.
Leasing Commencement Information by Segment
For Leases That Commenced During the Three Months Ended September 30, 2010

	1st & 2nd Generation(1)				2nd Generation(1)
								Weighted
	Number of		Rentable			Changes		Average
	Leases(2)		Square Feet(2)		Changes in	in Cash	Retention	Lease Term
	New	Renewal	New	Renewal	Rents(3)	Rents(4)	Rates(5)	(in months)
Office Properties	14	16	136,401	356,753	(19.5)%	(5.2)%	43.3%	49
Industrial Properties	4	2	264,886	90,842	(22.3)%	(30.9)%	100.0%	81

Total portfolio	18	18	401,287	447,595	(19.9)%	(9.4)%	48.9%	59

Leasing Commencement Information by Segment
For Leases That Commenced During the Nine Months Ended September 30, 2010

	1st & 2nd Generation(1)				2nd Generation(1)
								Weighted
	Number of		Rentable			Changes		Average
	Leases(2)		Square Feet(2)		Changes in	in Cash	Retention	Lease Term
	New	Renewal	New	Renewal	Rents(3)	Rents(4)	Rates(5)	(in months)
Office Properties	41	37	625,866	578,554	(14.1)%	(11.3)%	52.2%	63
Industrial Properties	9	5	299,886	217,998	(22.0)%	(28.3)%	58.2%	67

Total portfolio	50	42	925,752	796,552	(15.1)%	(13.7)%	53.7%	64

(1)	First generation leasing includes space where we have made capital expenditures that result in additional revenue generated when the space is re-leased. Second generation leasing includes space where we have made capital expenditures to maintain the current market revenue stream.
(2)	Represents leasing activity for leases that commenced during the period shown, including first and second generation space, net of month-to-month leases. Excludes leasing on new construction.
(3)	Calculated as the change between GAAP rents for new/renewed leases and the expiring GAAP rents for the same space. Excludes leases for which the space was vacant longer than one year, or vacant when we acquired the property.
(4)	Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. Excludes leases for which the space was vacant longer than one year, or vacant when we acquired the property.
(5)	Calculated as the percentage of space either renewed or expanded into by existing tenants or subtenants at lease expiration.
     The changes in rents and changes in cash rents reported above exclude leases of approximately 208,700 and 542,200 rentable square feet for the three and nine months ended September 30, 2010, respectively, for which the space was vacant longer than one year or we are leasing the space for the first time. We exclude space vacant for more than one year in our change in rents calculations in order to provide a meaningful market comparison.
     In general, we have been experiencing decreases in rental rates in many of our submarkets over the last several quarters due to continuing slow economic growth and other related factors. During the third quarter of 2010, we executed 32 leases for an aggregate of 0.4 million rentable square feet. The weighted average change in rents as compared to the expiring rents for the same space for these new leases was a 9.5% decrease in cash rents and a 7.6% decrease in GAAP rents, excluding leases for which the space was vacant longer than one year. As of September 30, 2010, we believe that the weighted average cash rental rates for our overall portfolio, including recently acquired properties, are approximately 10% above the current average market rental rates, although individual properties within any particular submarket presently may be leased either above, below, or at the current market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our portfolio. As previously discussed, our rental rates and occupancy are impacted by general economic conditions, including the pace of regional economic growth and access to capital. Therefore, given the impact of the current economy on our submarkets, we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current market rates. Additionally, decreased demand and other negative trends or unforeseeable events that impair our ability to timely renew or re-lease space could have further negative effects on our future financial condition, results of operations, and cash flows.
     Scheduled Lease Expirations. The following table sets forth certain information regarding our lease expirations for the remainder of 2010 and the next five years, which is in addition to the 1.8 million rentable square feet, or 13.6%, of vacant space in our stabilized portfolio at September 30, 2010. Our ability to re-lease available space depends upon the market conditions in the specific regions in which our properties are located as well as market conditions generally.

Lease Expirations by Segment Type(1)

					Percentage of
		Net Rentable	Percentage of		Annualized	Average Annualized
		Area	Leased	Annualized Base	Base Rental	Base Rental
		Subject	Square Feet	Rental Revenue	Revenue	Revenue Per
	Number of	to Expiring	Represented by	Under	Represented	Square Foot Under
	Expiring	Leases	Expiring	Expiring Leases	by Expiring	Expiring Leases
Year of Lease Expiration	Leases	(Sq. Ft.)	Leases	(000’s)(2)	Leases(2)	(000’s)(2)
Office Properties:
Remainder of 2010	15	185,942	2.3%	$3,833	1.6%	$20.61
2011	76	664,767	8.1%	15,528	6.3%	23.36
2012	68	780,878	9.5%	21,789	8.9%	27.90
2013	68	844,428	10.3%	22,844	9.3%	27.05
2014	54	1,078,147	13.1%	29,194	11.9%	27.08
2015	63	1,108,957	13.5%	34,000	13.8%	30.66

Total Office	344	4,663,119	56.8%	127,188	51.8%	27.28

Industrial Properties:
Remainder of 2010	3	88,484	2.7%	864	3.4%	9.76
2011	10	288,845	8.7%	2,528	9.8%	8.75
2012	12	490,473	14.8%	2,866	11.1%	5.84
2013	8	610,455	18.4%	4,463	17.3%	7.31
2014	12	486,578	14.7%	3,918	15.2%	8.05
2015	10	544,864	16.5%	3,839	14.9%	7.05

Total Industrial	55	2,509,699	75.8%	18,478	71.7%	7.36

Total	399	7,172,818	62.2%	$145,666	53.6%	$20.31

(1)	The information presented reflects leasing activity through September 30, 2010. For leases that have been renewed early or space that has been re-leased to a new tenant, the expiration date and annualized base rent information presented takes into consideration the renewed or re-leased lease terms. Excludes space leased under month-to-month leases and vacant space as of September 30, 2010.
(2)	Reflects annualized contractual base rental revenue calculated on a straight-line basis.
     Leases representing approximately 2.4% and 8.3% of the occupied square footage of our stabilized portfolio are scheduled to expire during the remainder of 2010 and in 2011, respectively. The leases scheduled to expire during the remainder of 2010 and in 2011 represent approximately 0.9 million rentable square feet of office space, or 7.1% of our total annualized base rental revenue, and 0.4 million rentable square feet of industrial space, or 1.2% of our total annualized base rental revenue. As of September 30, 2010, we believe that the weighted average cash rental rates for leases scheduled to expire during the remainder of 2010 are up to approximately 10% above the current average market rental rates, and leases scheduled to expire during 2011 are approximately 15% to 20% above current average market rental rates, although individual properties within any particular submarket presently may be leased either above, below, or at the current market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our portfolio.
     Sublease Activity. Of our leased space as of September 30, 2010, approximately 255,100 rentable square feet, or 1.9% of the square footage in our stabilized portfolio, was available for sublease compared to 297,100 rentable square feet, or 2.4% of the square footage in our stabilized portfolio, as of December 31, 2009. Of the 1.9% of available sublease space in our stabilized portfolio as of September 30, 2010, approximately 1.5% was vacant space, and the remaining 0.4% was occupied. Approximately 70.8%, 24.4%, and 4.8% of the available sublease space as of September 30, 2010 is located in the San Diego, Los Angeles, and Orange County regions, respectively. Of the approximately 255,100 rentable square feet available for sublease as of September 30, 2010, approximately 12,300 rentable square feet representing one lease is scheduled to expire in 2010, and approximately 43,300 rentable square feet representing two leases are scheduled to expire in 2011.
     Development and Redevelopment Programs. We believe that a portion of our long-term future potential growth will continue to come from our development pipeline and redevelopment opportunities within our existing portfolio. Redevelopment opportunities are those projects in which we spend significant development and construction costs on existing buildings pursuant to a formal plan, the result of which is a higher economic return on the property. While we have currently delayed the timing and reduced the scope of our development program as a result of the present economic conditions in our submarkets, we continue to evaluate development opportunities throughout California and specifically in our core markets. In addition, during the quarter ended September 30, 2010 we commenced the redevelopment of one our buildings in the El Segundo submarket of Los Angeles County which encompasses approximately 300,000 rentable square feet. We will be upgrading and modernizing the building since it was previously occupied by the Boeing Company and its predecessors for more than 25 years. The project has a total estimated investment of approximately $50 million and is expected to be completed in the third quarter of 2012 (see additional information under the caption “-Liquidity and Capital Resources of the Operating Partnership — Liquidity Uses — Redevelopment and Acquisition Opportunities”).
     Over the next two years, we plan to continue to evaluate redevelopment opportunities for other certain properties, which have been occupied by long-term tenants and require significant capital expenditures to upgrade and modernize the buildings. We also plan to continue to focus on enhancing the entitlements for our existing development land pipeline, performing additional activities to prepare for the time when development will again be economically attractive.
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
     Share-Based Compensation. As of September 30, 2010, there was $6.5 million of total unrecognized compensation cost related to outstanding nonvested shares and nonvested restricted stock units issued under share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.4 years. The $6.5 million of unrecognized compensation cost does not reflect the potential future compensation cost for the 2010 Annual Bonus Program or the leasing component of the 2007 Development Performance Plan (the “DPP”) since share-based awards have not been granted under these programs as of September 30, 2010. See Note 10 to our consolidated financial statements included with this report for additional information regarding our share-based incentive compensation plan.
     As of September 30, 2010, we were still in the performance period for the leasing component of the DPP. The incentive award that may be earned under the leasing component of the DPP is based on whether certain future leasing targets are achieved by the fourth quarter of 2010 for development and redevelopment properties on which we commenced construction during 2007. If the performance measures are not ultimately achieved, we will reverse the cumulative compensation expense recorded to date for this program in the fourth quarter of 2010, which as of September 30, 2010 was $1.0 million.
Significant Tenants
     The following table sets forth information about our fifteen largest tenants as of the date of filing this quarterly report for properties owned at September 30, 2010 and based upon annualized rental revenues as of September 30, 2010.

			Percentage of
			Total
		Annualized Base	Annualized Base
	Property	Rental	Rental	Lease Expiration
Tenant Name	Segment	Revenues(1)	Revenues(1)	Date
		(in thousands)
Intuit, Inc.	Office	$15,126	5.6%	Various(2)
Bridgepoint Education, Inc.	Office	14,886	5.5%	Various(3)
Scripps Health	Office	12,562	4.6%	Various(4)
CareFusion Corporation (10)	Office	10,087	3.7%	Various(5)
DIRECTV, Inc.	Office	8,540	3.2%	July 2014
AMN Healthcare, Inc.	Office	8,341	3.1%	July 2018
Fish & Richardson P.C.	Office	6,071	2.2%	October 2018
Hewlett-Packard Company	Office	5,838	2.0%	Various(6)
Wells Fargo (10)	Office	5,346	1.9%	Various(7)
BP Biofuels North America LLC	Office	5,158	1.8%	Various(8)
Epson America, Inc.	Office	4,915	1.4%	October 2019
Avnet, Inc.	Office	3,768	1.3%	February 2013
Scan Health Plan (10)	Office	3,637	1.0%	June 2015
Young & Rubicam, Inc.	Office	3,391	1.3%	April 2020
Northrop Grumman Systems Corporation	Office	3,268	1.2%	Various(9)

Total		$110,934	39.8%

(1)	Based upon annualized contractual base rental revenue, which is calculated on a straight-line basis in accordance with GAAP, for leases for which rental revenue is being recognized by us as of September 30, 2010.

(2)	The Intuit leases, which contribute $1.6 million and $13.5 million of annualized base rental revenues, expire in August 2012 and August 2017, respectively.

(3)	The Bridgepoint Education leases, which contribute $0.8 million, $6.3 million, and $7.8 million of annualized base rental revenues, expire in February 2017, July 2018, and September 2018, respectively.

(4)	The Scripps Health leases, which contribute $5.2 million and $7.4 million of annualized base rental revenues, expire in June 2021 and February 2027, respectively.

(5)	The CareFusion Corporation leases, which contribute $0.8 million and $9.3 million of annualized base rental revenues, expire in February 2012 and August 2017, respectively.

(6)	The Hewlett-Packard Company leases, which contribute $4.3 million and $1.5 million of annualized base rental revenues, expire in April 2012 and July 2015, respectively.

(7)	The Wells Fargo leases, which contribute $0.1 million, $1.4 million, $1.0 million, $0.7 million, $2.0 million, and $0.1 million of annualized rental revenues, expire in January 2011, September 2013, November 2014, August 2015, September 2017, and February 2019, respectively.

(8)	During the third quarter of 2010, the leases associated with Verenium Corporation were assigned to BP Biofuels North America LLC. These leases, which contribute $2.9 million and $2.3 million of annualized base rental revenues, expire in November 2015 and March 2017, respectively.

(9)	The Northrup Grumman Systems Corporation leases, which contribute $2.0 million and $1.3 million of annualized base rental revenues, expire in February 2012 and April 2012, respectively.

(10)	We have entered into leases with various affiliates of the tenant name listed above.
Stabilized Portfolio Information
     The following table reconciles the changes in the rentable square feet in our stabilized portfolio of operating properties from September 30, 2009 to September 30, 2010:

	Office Properties		Industrial Properties		Total
	Number of	Rentable	Number of	Rentable	Number of	Rentable
	Buildings	Square Feet	Buildings	Square Feet	Buildings	Square Feet
Total as of September 30, 2009	92	8,657,659	41	3,654,463	133	12,312,122
Acquisitions	7	1,383,571	—	—	7	1,383,571
Property added from the development portfolio	1	50,925	—	—	1	50,925
Property moved to the redevelopment portfolio	(1)	(286,151)			(1)	(286,151)
Remeasurement		3,502	—	—	—	3,502

Total as of September 30, 2010	99	9,809,506	41	3,654,463	140	13,463,969

Occupancy Information
     The following table sets forth certain information regarding our stabilized portfolio:
Stabilized Portfolio Occupancy by Segment Type

	Number of	Square Feet	Occupancy at(1)
Region	Buildings	Total	9/30/2010	6/30/2010	12/31/2009
Office Properties:
Los Angeles and Ventura Counties	29	3,065,626	89.6%	93.0%	88.8%
San Diego	62	5,362,398	82.2	81.5	76.8
Orange County	7	647,447	78.7	78.2	49.8
San Francisco	1	734,035	89.4	89.7	—

	99	9,809,506	84.8	85.7	80.6

Industrial Properties:
Los Angeles County	1	192,053	100.0	100.0	100.0
Orange County	40	3,462,410	90.0	82.4	87.6

	41	3,654,463	90.6	83.3	88.2

Total stabilized portfolio	140	13,463,969	86.4%	85.1%	82.8%

	Average Occupancy for Three Months Ended
	September 30,
	Stabilized Portfolio(1)		Core Portfolio(2)
	2010	2009	2010	2009
Office Properties	84.9%	82.9%	84.6%	82.5%
Industrial Properties	86.8%	88.3%	86.8%	88.3%
Total portfolio	85.4%	84.5%	85.3%	84.3%

	Average Occupancy for Nine Months Ended
	September 30,
	Stabilized Portfolio(1)		Core Portfolio(2)
	2010	2009	2010	2009
Office Properties	83.5%	84.1%	83.6%	84.0%
Industrial Properties	85.7%	90.4%	85.7%	91.3%
Total portfolio	84.1%	86.0%	84.2%	86.2%

(1)	Occupancy percentages reported are based on our stabilized portfolio for the period presented.
(2)	Occupancy percentages reported are based on Office Properties and Industrial Properties owned and stabilized as of January 1, 2009 and still owned and stabilized as of September 30, 2010.
     As of September 30, 2010, the Office Properties and Industrial Properties represented approximately 90.5% and 9.5%, respectively, of our total annualized base rental revenue.
Current Regional Information
     Real estate fundamentals may continue to be challenging in many of our regional submarkets. However, since December 31, 2009, occupancy rates have increased across our portfolio, and we have generally seen a modest decrease in vacancy rates across many of our regional submarkets as well as a stabilization in rental rates and lease concession packages. See additional information regarding rental rates under the captions “-Leasing Activity and Rental Rates” and “-Scheduled Lease Expirations.”
     Los Angeles and Ventura Counties. Our Los Angeles and Ventura Counties stabilized office portfolio of 3.1 million rentable square feet was 89.6% occupied with approximately 319,500 vacant rentable square feet as of September 30, 2010 compared to 88.8% occupied with approximately 376,400 vacant rentable square feet as of December 31, 2009.
     As of September 30, 2010, an aggregate of approximately 163,700 and 460,000 rentable square feet are scheduled to expire in this region during the remainder of 2010 and 2011, respectively. The aggregate rentable square feet scheduled to expire in this region during the remainder of 2010 and 2011 represents approximately 21.7% of the total occupied rentable square feet in this region and 4.6% of our annualized base rental revenues for our total stabilized portfolio.
     San Diego. Our San Diego stabilized office portfolio of 5.4 million rentable square feet was 82.2% occupied with approximately 954,700 vacant rentable square feet as of September 30, 2010 compared to 76.8% occupied with approximately 1.2 million vacant rentable square feet as of December 31, 2009. As of the date of this filing, we have leased approximately 269,000 rentable square feet in this region that was vacant at September 30, 2010. The new leases are scheduled to commence at various dates during the remainder of 2010 and the first quarter of 2011. During the nine months ended September 30, 2010, we acquired four San Diego office buildings encompassing approximately 279,400 rentable square feet. These four buildings were 79.3% occupied as of September 30, 2010 (see Note 2 to our consolidated financial statements included in this report for additional information).
     As of September 30, 2010, leases representing an aggregate of approximately 22,300 and 152,100 rentable square feet are scheduled to expire during the remainder of 2010 and 2011, respectively, in this region. The aggregate rentable square feet scheduled to expire in this region during the remainder of 2010 and 2011 represents approximately 4.0% of the total occupied rentable square feet in this region and 1.9% of our annualized base rental revenues for our total stabilized portfolio.
     Orange County. As of September 30, 2010, our Orange County stabilized industrial portfolio of approximately 3.5 million rentable square feet was 90.0% occupied with approximately 344,900 vacant rentable square feet compared to 87.6% occupied with approximately 429,900 vacant rentable square feet as of December 31, 2009. The increase in Orange County stabilized industrial portfolio occupancy is primarily attributable to a lease encompassing approximately 153,300 rentable square feet that commenced, partially offset by a lease encompassing approximately 74,300 rentable square feet that expired during the first quarter of 2010. Approximately

144,000 rentable square feet of the 344,900 rentable square feet that was vacant as of September 30, 2010 has been re-leased to a new tenant. The new lease is expected to commence during the fourth quarter of 2010.
     Our Orange County stabilized office portfolio of approximately 647,400 rentable square feet was 78.7% occupied with approximately 137,700 vacant rentable square feet as of September 30, 2010 compared to 49.8% occupied with approximately 139,100 vacant rentable square feet as of December 31, 2009. During the second quarter of 2010, we acquired two Orange County office buildings encompassing approximately 370,100 rentable square feet. These two buildings were 97.8% occupied as of September 30, 2010 (see Note 2 to our consolidated financial statements included in this report for additional information).
     As of September 30, 2010, leases representing an aggregate of approximately 88,500 and 318,900 rentable square feet are scheduled to expire during the remainder of 2010 and 2011, respectively, in this region. The aggregate rentable square feet scheduled to expire during the remainder of 2010 and 2011 represents approximately 11.2% of the total occupied rentable square feet in this region and 1.6% of the annualized base rental revenues for our total stabilized portfolio. Of the 407,400 rentable square feet scheduled to expire during the remainder of 2010 and 2011, approximately 377,300 rentable square feet is industrial space. Within the overall Orange County market, total vacancy for industrial space is currently 10.0%. Over the last year, the Orange County industrial market has experienced a significant decrease in rental rates. As of September 30, 2010, we believe that the weighted average cash rental rates for our Orange County industrial portfolio are approximately 15.0% above the current average market rental rates, although individual properties may be leased either above, below, or at the current average market rental rates.
     San Francisco. During the quarter ended June 30, 2010, we acquired one office building in San Francisco encompassing approximately 734,000 rentable square feet. The building was 89.4% occupied as of September 30, 2010 (see Note 2 to our consolidated financial statements included in this report for additional information). As of September 30, 2010, no leases are scheduled to expire during the remainder of 2010 and leases representing an aggregate of approximately 22,600 rentable square feet are scheduled to expire during 2011 in this region. The aggregate rentable square feet scheduled to expire in this region during the remainder of 2010 and 2011 represents approximately 3.5% of the total occupied rentable square feet in this region and less than 0.3% of our annualized base rental revenues for our total stabilized portfolio. Total vacancy in the San Francisco South Financial District office market is currently 12.6%.

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
Comparison of the Three Months Ended September 30, 2010 to the Three Months Ended September 30, 2009
     The following table reconciles our Net Operating Income by segment to our net income for the three months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Dollar	Percentage
	2010	2009	Change	Change
	($ in thousands)
Net Operating Income, as defined
Office Properties	$51,006	$43,437	$7,569	17.4%
Industrial Properties	5,860	5,729	131	2.3

Total portfolio	$56,866	$49,166	$7,700	15.7

Reconciliation to Net Income:
Net Operating Income, as defined for reportable segments	$56,866	$49,166	$7,700	15.7
Unallocated (expenses) income:
General and administrative expenses	(7,273)	(7,662)	389	(5.1)
Acquisition-related expenses	(354)	—	(354)	100.0
Depreciation and amortization	(30,054)	(21,968)	(8,086)	36.8
Interest income and other net investment gains	337	501	(164)	(32.7)
Interest expense	(15,853)	(10,926)	(4,927)	45.1
Gain on early extinguishment of debt	—	3,119	(3,119)	(100.0)

Income from continuing operations	3,669	12,230	(8,561)	(70.0)
Income from discontinued operations	—	—	—	—

Net income	$3,669	$12,230	$(8,561)	(70.0)%

Rental Operations
Office Properties
     The following table compares the Net Operating Income for the Office Properties for the three months ended September 30, 2010 and 2009.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
			Dollar	Percentage			Dollar	Percentage
	2010	2009	Change	Change	2010	2009	Change	Change
	($ in thousands)
Operating revenues:
Rental income	$66,427	$54,634	$11,793	21.6%	$54,829	$53,278	$1,551	2.9%
Tenant reimbursements	5,369	5,926	(557)	(9.4)	4,969	5,353	(384)	(7.2)
Other property income	378	205	173	84.4	192	205	(13)	(6.3)

Total	72,174	60,765	11,409	18.8	59,990	58,836	1,154	2.0

Property and related expenses:
Property expenses	14,847	11,658	3,189	27.4	11,802	11,310	492	4.4
Real estate taxes	6,830	5,197	1,633	31.4	5,311	4,933	378	7.7
Provision for bad debts	(845)	75	(920)	(1,226.7)	(845)	75	(920)	(1,226.7)
Ground leases	336	398	(62)	(15.6)	333	395	(62)	(15.7)

Total	21,168	17,328	3,840	22.2	16,601	16,713	(112)	(0.7)

Net Operating Income	$51,006	$43,437	$7,569	17.4%	$43,389	$42,123	$1,266	3.0%

(1)	Office Properties owned and stabilized as of January 1, 2009 and still owned and stabilized as of September 30, 2010.
Rental Income
     Rental Income from Office Properties increased $11.8 million, or 21.6%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 primarily due to:
•	An increase of $11.1 million generated by seven office buildings we acquired during 2010 (the “Office Acquisition Properties”);

•	An increase of $1.6 million primarily due to an increase in average occupancy for the Office Properties owned and stabilized as of January 1, 2009 and still owned and stabilized as of September 30, 2010 (the “Core Office Portfolio”). Average occupancy increased 2.1%, from 82.5% for the three months ended September 30, 2009, to 84.6% for the three months ended September 30, 2010; and

•	An offsetting decrease of $0.9 million generated by one office building that was moved from the stabilized portfolio to the redevelopment portfolio during the third quarter of 2010 (the “Office Redevelopment Property”).
Tenant Reimbursements
     Tenant reimbursements from Office Properties decreased $0.6 million, or 9.4%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 primarily due to:
•	A decrease of $0.4 million generated by the Core Office Portfolio primarily due to the renewal of several leases, which resulted in the reset of the base year expense level;

•	A decrease of $0.4 million generated by the Office Redevelopment Property; and

•	An offsetting increase of $0.2 million generated by Office Acquisition Properties.
Property Expenses
     Property expenses from Office Properties increased $3.2 million, or 27.4%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 primarily due to:
•	An increase of $2.8 million generated by the Office Acquisition Properties; and

•	An increase of $0.5 million generated by the Core Office Portfolio primarily due to:
•	An increase of $0.8 million attributable to an increase in certain recurring operating costs such as utilities, property management expenses, janitorial and other service-related costs partially due to increase in average occupancy;

•	An increase of $0.4 million attributable to an increase in nonreimbursable legal fees and consulting costs; and

•	An offsetting $0.6 million included in the 2009 results related to nonrecurring repairs.

Real Estate Taxes
     Real estate taxes from Office Properties increased $1.6 million, or 31.4%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 primarily due to an increase of $1.2 million in real estate taxes attributable to the Office Acquisition Properties.
Provision for Bad Debts
     The provision for bad debts from Office Properties for the three months ended September 30, 2010 included a reversal of $0.6 million of a previously recorded provision for bad debts. During the third quarter of 2010, we settled outstanding litigation related to certain premises at one of our properties that had been abandoned by its former occupants (see Note 13 to our consolidated financial statements included in this report for additional information).
Net Operating Income
     Net Operating Income from Office Properties increased $7.6 million, or 17.4%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 primarily due to:
•	An increase of $7.4 million attributable to Office Acquisition Properties; and

•	An increase of $1.3 million attributable to the Core Office Portfolio primarily due to:
•	A reversal of a previously recorded provision for bad debts;

•	An increase in average occupancy year over year;

•	An offsetting increase in certain recurring operating costs; and
•	An offsetting decrease of $1.0 million generated by the Office Redevelopment Property.

Industrial Properties
     The following table compares the Net Operating Income for the Industrial Properties for the three months ended September 30, 2010 and 2009.
Industrial Properties

	Total Industrial Portfolio				Core Industrial Portfolio(1)
			Dollar	Percentage			Dollar	Percentage
	2010	2009	Change	Change	2010	2009	Change	Change
	($ in thousands)
Operating revenues:
Rental income	$6,181	$6,663	$(482)	(7.2)%	$6,136	$6,618	$(482)	(7.3)%
Tenant reimbursements	842	917	(75)	(8.2)	842	917	(75)	(8.2)
Other property income	607	149	458	307.4	607	149	458	307.4

Total	7,630	7,729	(99)	(1.3)	7,585	7,684	(99)	(1.3)

Property and related expenses:
Property expenses	998	1,041	(43)	(4.1)	877	908	(31)	(3.4)
Real estate taxes	784	791	(7)	(0.9)	673	681	(8)	(1.2)
Provision for bad debts	(12)	168	(180)	(107.1)	(12)	168	(180)	(107.1)

Total	1,770	2,000	(230)	(11.5)	1,538	1,757	(219)	(12.5)

Net Operating Income	$5,860	$5,729	$131	2.3%	$6,047	$5,927	$120	2.0%

(1)	Industrial Properties owned and stabilized as of January 1, 2009 which are still owned and stabilized as of September 30, 2010.
Rental Income
     Rental income from Industrial Properties decreased $0.5 million, or 7.2%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 primarily due a decrease in GAAP rents of approximately 20% for leases that commenced at the Core Industrial Portfolio Properties in the three months ended September 30, 2010 (see additional information under the caption “-Factors That May Influence Results of Operations”).
Other Property Income
     Other property income from Industrial Properties increased $0.5 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. During the third quarter of 2010 we recognized $0.6 million of a $1.0 million surrender fee that is being amortized over the remaining lease term for one tenant that will be vacating one of our Industrial Properties in Orange County during the fourth quarter of 2010.
Net Operating Income
     Net Operating Income from Industrial Properties increased $0.1 million, or 2.3%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 primarily due to the amortization of a surrender fee from a tenant that will be vacating one of our Industrial Properties in Orange County during the fourth quarter of 2010.
Other Expenses and Income
General and Administrative Expense
     General and administrative expenses decreased $0.4 million, or 5.1%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 primarily due to a decrease in incentive compensation expense.

Acquisition-related Expenses
     During the three months ended September 30, 2010, we incurred third-party acquisition costs in connection with acquisitions completed in 2010 and other potential acquisitions. See additional information under the caption “-Factors That May Influence Future Results of Operations-Acquisitions.” In accordance with accounting provisions, all acquisition costs related to operating properties are expensed as incurred. We anticipate that we could incur additional third-party acquisition costs throughout 2010 as we pursue other potential acquisition opportunities.
Depreciation and Amortization
     Depreciation and amortization increased by $8.1 million, or 36.8% for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 primarily due to:
•	Approximately $3.0 million related to acquisitions; and

•	Approximately $3.2 million related to the change in the estimated useful life of an industrial property that we are in the process of repositioning (see Note 1 to our consolidated financial statements included in this report for additional information).
Interest Expense
     The following table sets forth our gross interest expense, including debt discounts and loan cost amortization, net of capitalized interest for the three months ended September 30, 2010 and 2009:

			Dollar	Percentage
	2010	2009	Change	Change
	($ in thousands)
Gross interest expense	$18,543	$13,540	$5,003	36.9%
Capitalized interest	(2,690)	(2,614)	(76)	2.9%

Interest expense	$15,853	$10,926	$4,927	45.1%

     Gross interest expense, before the effect of capitalized interest, increased $5.0 million, or 36.9%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 due to an increase in both our average debt balance and our weighted-average effective interest rate from approximately 5.5% during the three months ended September 30, 2009 to approximately 6.4% during the three months ended September 30, 2010.
Comparison of the Nine Months Ended September 30, 2010 to the Nine Months Ended September 30, 2009
     The following table reconciles our Net Operating Income by segment to our net income for the nine months ended September 30, 2010 and 2009.

	Nine Months Ended
	September 30,		Dollar	Percentage
	2010	2009	Change	Change
	($ in thousands)
Net Operating Income, as defined
Office Properties	$139,564	$135,014	$4,550	3.4%
Industrial Properties	17,130	19,548	(2,418)	(12.4)

Total portfolio	$156,694	$154,562	$2,132	1.4

Reconciliation to Net Income:
Net Operating Income, as defined for reportable segments	$156,694	$154,562	$2,132	1.4
Unallocated (expenses) income:
General and administrative expenses	(21,096)	(22,023)	927	(4.2)
Acquisition-related expenses	(1,624)	—	(1,624)	100.0
Depreciation and amortization	(74,714)	(66,608)	(8,106)	12.2
Interest income and other net investment gains	703	1,074	(371)	(34.5)
Interest expense	(40,897)	(35,041)	(5,856)	16.7
(Loss) gain on early extinguishment of debt	(4,564)	3,119	(7,683)	(246.3)

Income from continuing operations	14,502	35,083	(20,581)	(58.7)
Income from discontinued operations	—	2,261	(2,261)	(100.0)

Net income	$14,502	$37,344	$(22,842)	(61.2)%

Rental Operations
Office Properties
     The following table compares the Net Operating Income for the Office Properties for the nine months ended September 30, 2010 and 2009.
Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
			Dollar	Percentage			Dollar	Percentage
	2010	2009	Change	Change	2010	2009	Change	Change
	($ in thousands)
Operating revenues:
Rental income	$179,344	$166,130	$13,214	8.0%	$161,700	$162,065	$(365)	(0.2)%
Tenant reimbursements	15,845	18,938	(3,093)	(16.3)	14,498	17,117	(2,619)	(15.3)
Other property income	1,303	1,946	(643)	(33.0)	916	1,946	(1,030)	(52.9)

Total	196,492	187,014	9,478	5.1	177,114	181,128	(4,014)	(2.2)

Property and related expenses:
Property expenses	39,308	34,857	4,451	12.8	34,637	33,747	890	2.6
Real estate taxes	17,779	15,914	1,865	11.7	15,311	15,274	37	0.2
Provision for bad debts	(807)	2	(809)	(40,450.0)	(807)	2	(809)	(40,450.0)
Ground leases	648	1,227	(579)	(47.2)	638	1,217	(579)	(47.6)

Total	56,928	52,000	4,928	9.5	49,779	50,240	(461)	(0.9)

Net Operating Income	$139,564	$135,014	$4,550	3.4%	$127,335	$130,888	$(3,553)	(2.7)%

(1)	Office Properties owned and stabilized as of January 1, 2009 and still owned and stabilized as of September 30, 2010.
Rental Income
     Rental income from Office Properties increased $13.2 million, or 8.0%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to:
•	An increase of $14.5 million generated by the Office Acquisition Properties; and

•	An offsetting decrease of $0.9 million attributable to the Office Redevelopment Property.
Tenant Reimbursements
     Tenant reimbursements from Office Properties decreased $3.1 million, or 16.3%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to a decrease of $2.6 million generated by the Core Office Portfolio. During the nine months ended September 30, 2010, there was a decrease attributable to the renewal of several leases which resulted in the reset of the base year expense level for these leases.
Other Property Income
     Other property income from Office Properties decreased $0.6 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Included in the results for 2009 is a $1.3 million net lease termination fee related to a settlement with a former tenant. Included in the results for 2010 is approximately $0.7 million in lease termination and restoration fees from three tenants that have vacated three of our Office Properties in Los Angeles County.

Property Expenses
     Property expenses from Office Properties increased $4.5 million, or 12.8%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to:
•	An increase of $3.7 million generated by the Office Acquisition Properties; and

•	An increase of $0.9 million generated by the Core Office Portfolio primarily due to:
•	An increase of $1.0 million attributable to an increase in certain recurring operating costs such as property management expenses, repairs and maintenance, janitorial and other service-related costs;

•	An increase of $1.3 million due to nonreimbursable legal fees and consulting costs; and

•	An offsetting decrease of $0.9 million related to nonrecurring repairs in 2009.
Real Estate Taxes
Real estate taxes from Office Properties increased $1.9 million, or 11.7%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to the Office Acquisition Properties.
Provision for Bad Debts
     The provision for bad debts from Office Properties for the nine months ended September 30, 2010 included a reversal of $0.6 million of a previously recorded provision for bad debts. During the third quarter of 2010, we settled outstanding litigation related to certain premises at one of our properties that had been abandoned by its former occupants (see Note 13 to our consolidated financial statements included in this report for additional information).
Ground Leases
     Ground lease expense from Office Properties decreased $0.6 million, or 47.2%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to a ground rent expense adjustment for our Kilroy Airport Center, Long Beach project. During the first quarter of 2010, we were successful in negotiating a lower rental rate under the terms of the ground lease retroactive to January 1, 2006.
Net Operating Income
     Net Operating Income from Office Properties increased $4.6 million, or 3.4%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to:
•	An increase of $9.6 million attributable to the Office Acquisition Properties;

•	An offsetting decrease of $3.6 million attributable to the Core Office Portfolio primarily due to:
•	A decrease of $2.6 million due to a decrease in tenant reimbursements primarily attributable to the renewal of several leases which resulted in the reset of the base year expense level for these leases; and

•	A decrease of $1.3 million net lease termination fee included in the results for 2009 related to a settlement with a former tenant; and
•	An offsetting decrease of $1.1 million attributable to the Office Redevelopment Property.

Industrial Properties
     The following table compares the Net Operating Income for the Industrial Properties for the nine months ended September 30, 2010 and 2009.
Industrial Properties

	Total Industrial Portfolio				Core Industrial Portfolio(1)
			Dollar	Percentage			Dollar	Percentage
	2010	2009	Change	Change	2010	2009	Change	Change
	($ in thousands)
Operating revenues:
Rental income	$18,958	$20,829	$(1,871)	(9.0)%	$18,823	$20,656	$(1,833)	(8.9)%
Tenant reimbursements	2,567	2,960	(393)	(13.3)	2,567	2,960	(393)	(13.3)
Other property income	1,022	1,252	(230)	(18.4)	1,022	1,252	(230)	(18.4)

Total	22,547	25,041	(2,494)	(10.0)	22,412	24,868	(2,456)	(9.9)

Property and related expenses:
Property expenses	3,100	2,754	346	12.6	2,756	2,377	379	15.9
Real estate taxes	2,353	2,346	7	0.3	2,023	2,009	14	0.7
Provision for bad debts	(36)	393	(429)	(109.2)	(36)	393	(429)	(109.2)

Total	5,417	5,493	(76)	(1.4)	4,743	4,779	(36)	(0.8)

Net Operating Income	$17,130	$19,548	$(2,418)	(12.4)%	$17,669	$20,089	$(2,420)	(12.0)%

(1)	Industrial Properties owned and stabilized as of January 1, 2009 which are still owned and stabilized as of September 30, 2010.
Rental Income
     Rental income from Industrial Properties decreased $1.9 million, or 9.0%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to:
•	A 5.6% decrease in average occupancy for the Core Industrial Portfolio from 91.3% for the nine months ended September 30, 2009 to 85.7% for the nine months ended September 30, 2010; and

•	A decrease in GAAP rents of approximately 20% for leases that commenced during the nine months ended September 30, 2010 (please see additional information under the caption “-Factors That May Influence Results of Operations”).
Tenant Reimbursements
     Tenant reimbursements from Industrial Properties decreased $0.4 million, or 13.3%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 due to a decrease in the Core Industrial Portfolio’s average occupancy, as discussed above under the caption “-Rental Income.”
Other Property Income
     Other property income from Industrial Properties decreased $0.2 million, or 18.4%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Included in the results for 2009 is a $1.1 million restoration fee from a tenant that vacated one of our Industrial Properties in Orange County. Included in the results for 2010 is the recognition of $0.8 million of a $1.0 million surrender fee that is being amortized over the remaining term of a lease with a tenant that will be vacating one of our Industrial Properties in Orange County during the fourth quarter of 2010.

Property Expenses
     Property expenses from Industrial Properties increased $0.3 million, or 12.6%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to an increase in nonreimbursable legal fees mainly due to tenant defaults that occurred during 2009.
Provision for Bad Debts
     Provision for bad debts from Industrial Properties decreased $0.4 million, or 109.2%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 due to changes in our estimates of collectability of receivables from certain watchlist tenants.
Net Operating Income
     Net Operating Income from Industrial Properties decreased $2.4 million, or 12.4%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to a decrease in average occupancy year over year at the Core Industrial Portfolio and a decrease of approximately 20% for leases that commenced during the nine months ended September 30, 2010.
Other Expenses and Income
General and Administrative Expense
     General and administrative expenses decreased $0.9 million, or 4.2%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to a decrease in incentive compensation expense.
Acquisition-related Expenses
     During the nine months ended September 30, 2010, we incurred third-party acquisition costs in connection with acquisitions completed in 2010 and other potential acquisitions. See additional information under the caption “-Factors That May Influence Future Results of Operations-Acquisitions.” We anticipate that we could incur additional third-party acquisition costs throughout 2010 as we pursue other potential acquisition opportunities.
Depreciation and Amortization
     Depreciation and amortization increased by $8.1 million, or 12.2% for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to:
•	Approximately $3.7 million related to acquisitions; and

•	Approximately $4.3 million related to the change in the estimated useful life of an industrial property that we are in the process of repositioning (see Note 1 to our consolidated financial statements included in this report for additional information).
Interest Expense
     The following table sets forth our gross interest expense, including debt discounts and loan cost amortization, net of capitalized interest for the nine months ended September 30, 2010 and 2009:

			Dollar	Percentage
	2010	2009	Change	Change
	($ in thousands)
Gross interest expense	$48,980	$41,992	$6,988	16.6%
Capitalized interest	(8,083)	(6,951)	(1,132)	16.3%

Interest expense	$40,897	$35,041	$5,856	16.7%

     Gross interest expense, before the effect of capitalized interest, increased $7.0 million, or 16.6%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to a change in our debt composition which increased our weighted-average effective interest rate from approximately 5.1% during the nine months ended September 30, 2009 to approximately 6.2% during the nine months ended September 30, 2010.

     Capitalized interest increased $1.1 million, or 16.3%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to an increase in our weighted-average effective interest rate, which caused a corresponding increase in the capitalization rate applied to our development and redevelopment asset balances qualifying for interest capitalization. During both the nine months ended September 30, 2010 and 2009, we did not capitalize interest on five of our seven development pipeline properties with an aggregate cost basis of approximately $82 million as of September 30, 2010. In addition, in September 2010, we ceased interest capitalization on another one of our development pipeline properties with an aggregate cost basis of approximately $77.3 million as of September 30, 2010. We have suspended substantially all development activities related to these projects as a result of economic conditions in our submarkets and we determined these projects did not qualify for interest capitalization under GAAP.
Interest Income and Other Net Investment Gains
     Total interest income and other net investment gains income is lower by $0.4 million, or 34.5%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 due to:
•	A decrease of $0.2 million in gains in the fair market value of marketable securities held in connection with our deferred compensation plan during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009: and

•	A decrease of $0.2 million in interest income during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 due to the repayment of the note receivable in July 2010 (see Note 4 to our consolidated financial statements included in this report for additional information).
(Loss) Gain on Early Extinguishment of Debt
     During the nine months ended September 30, 2010, we recorded a loss on early extinguishment of debt of approximately $4.6 million due to the repurchase of 3.25% Exchangeable Notes with an aggregate stated principal amount of $150.0 million (see Note 6 to our consolidated financial statements included in this report for additional information). During the nine months ended September 30, 2009, we recorded a gain on early extinguishment of debt of approximately $3.1 million due to the repurchase of 3.25% Exchangeable Notes with an aggregate stated principal amount of $40.0 million.
Liquidity and Capital Resources of the Company
     In this “Liquidity and Capital Resources of the Company” section, the term the “Company” refers only to Kilroy Realty Corporation on an unconsolidated basis, and excludes the Operating Partnership and all other subsidiaries. For further discussion of the liquidity and capital resources of the Company on a consolidated basis see the section entitled “Liquidity and Capital Resources of the Operating Partnership” below.
     The Company’s business is operated primarily through the Operating Partnership. The Company issues public equity from time to time, but does not otherwise generate any capital itself or conduct any business itself, other than incurring certain expenses in operating as a public company which are fully reimbursed by the Operating Partnership. The Company itself does not hold any indebtedness, and its only material asset is its ownership of partnership interests of the Operating Partnership. The Company’s principal funding requirement is the payment of dividends on its common and preferred shares. The Company’s principal source of funding for its dividend payments is distributions it receives from the Operating Partnership.
     As of September 30, 2010, the Company owned a 96.8%, general partnership interest in the Operating Partnership excluding preferred units. The remaining 3.2% common limited partnership interest as of September 30, 2010 was owned by non-affiliate investors and certain of our executive officers and directors. Through its ownership as the sole general partner of the Operating Partnership, the Company has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control. The Company causes the Operating Partnership to distribute all, or such portion as the Company may in its discretion determine, of its available cash in the manner provided in the Operating Partnership’s partnership agreement. Distributions from the Operating Partnership are the Company’s primary source of capital.

     The Company is a well-known seasoned issuer with an effective shelf registration statement which was amended in September 2010 that allows the Company to register unspecified various classes of equity securities and the Operating Partnership to register unspecified and various classes of debt securities. As circumstances warrant, the Company may issue equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing. When the Company receives proceeds from preferred or common equity issuances, it is required by the Operating Partnership’s partnership agreement to contribute the proceeds from its equity issuances to the Operating Partnership in exchange for preferred or common partnership units of the Operating Partnership. The Operating Partnership may use the proceeds to repay debt, including borrowings under its line of credit, develop new or existing properties, to make acquisitions of properties, portfolios of properties, or for general corporate purposes.
     The liquidity of the Company is dependent on the Operating Partnership’s ability to make sufficient distributions to the Company. The Company also guarantees some of the Operating Partnership’s debt, as discussed further in Note 5 to the consolidated financial statements. If the Operating Partnership fails to fulfill certain of its debt requirements, which trigger Company guarantee obligations, then the Company will be required to fulfill its cash payment commitments under such guarantees. However, the Company’s only significant asset is its investment in the Operating Partnership.
     The Company believes the Operating Partnership’s sources of working capital, specifically its cash flow from operations, and borrowings available under its credit facility, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its preferred and common shareholders. Cash flows from operating activities generated by the Operating Partnership for the nine months ended September 30, 2010 were sufficient to cover the Company’s payment of cash dividends to its shareholders. However, there can be no assurance that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the Company. The unavailability of capital could adversely affect the Operating Partnership’s ability to pay its distributions to the Company, which would in turn, adversely affect the Company’s ability to pay cash dividends to its shareholders.
     For the Company to maintain its qualification as a real estate investment trust, it must pay dividends to its shareholders aggregating annually at least 90% of its REIT taxable income. While historically the Company has satisfied this distribution requirement by making cash distributions to its shareholders, it may choose to satisfy this requirement by making distributions of cash or other property, including, in limited circumstances, the Company’s own shares. As a result of this distribution requirement, the Operating Partnership cannot rely on retained earnings to fund its on-going operations to the same extent that other companies whose parent companies are not real estate investment trusts can. The Company may need to continue to raise capital in the equity markets to fund the Operating Partnership’s working capital needs, as well as potential developments at new or existing properties, acquisitions or investments in existing or newly created joint ventures.
     As the sole general partner with control of the Operating Partnership, the Company consolidates the Operating Partnership for financial reporting purposes, and the Company does not have significant assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities and the revenues and expenses of the Company and the Operating Partnership are substantially the same on their respective financial statements. Because the Company consolidates the Operating Partnership for financial reporting purposes, the section entitled “Liquidity and Capital Resources of the Operating Partnership” should be read in conjunction with this section to understand the liquidity and capital resources of the Company on a consolidated basis and how the Company is operated as a whole.
     Dividends
     On September 14, 2010, the Company’s Board of Directors declared a $0.35 cash dividend per common share payable on October 15, 2010 to each common shareholder of record on September 30, 2010, and caused a $0.35 per Operating Partnership unit cash distribution to be paid to the the common limited partnership interests not owned by the Company.
     On September 14, 2010, the board of directors also declared a dividend of $0.4875 per share on the Company’s 7.80% Series E Cumulative Redeemable Preferred Stock and a dividend of $0.46875 per share on the company’s 7.50% Series F Cumulative Redeemable Preferred Stock for the period commencing on and including August 15, 2010 and ending on and including November 14, 2010.
     Debt Covenants
     One of the covenants contained within the New Credit Facility prohibits the Company from paying dividends in excess of 95% of funds from operations (“FFO”).

Capitalization
     As of September 30, 2010, our total debt as a percentage of total market capitalization was 37.1% and our total debt and liquidation value of our preferred equity as a percentage of total market capitalization was 43.5%, which was calculated based on the closing price per share of the Company’s common stock of $33.14 on September 30, 2010 as shown in the table below.

		Aggregate
		Principal
	Shares/Units	Amount or	% of Total
	at September 30,	$ Value	Market
	2010	Equivalent	Capitalization
	($ in thousands)
Debt:
New Credit Facility		$205,000	6.5%
3.25% Exchangeable Notes(1)		148,000	4.7
4.25% Exchangeable Notes(2)		172,500	5.4
Unsecured Senior Notes due 2014		83,000	2.6
Unsecured Senior Notes due 2020(3)		250,000	7.9
Secured debt(4)		315,921	10.0

Total debt		$1,174,421	37.1

Equity and Noncontrolling Interest:
7.450% Series A Cumulative Redeemable Preferred Units(5)	1,500,000	$75,000	2.4
7.800% Series E Cumulative Redeemable Preferred Stock(6)	1,610,000	40,250	1.3
7.500% Series F Cumulative Redeemable Preferred Stock(6)	3,450,000	86,250	2.7
Common Units Outstanding(7)	1,723,131	57,105	1.8
Common Shares Outstanding(7)	52,349,670	1,734,868	54.7

Total equity and noncontrolling interests		1,993,473	62.9

Total Market Capitalization		$3,167,894	100.0%

(1)	Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $4.7 million as of September 30, 2010.
(2)	Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $17.5 million as of September 30, 2010.
(3)	Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $2.0 million as of September 30, 2010.
(4)	Includes the $52.0 million gross aggregate principal amount of the loan due in April 2012 before the effect of the unamortized discount of approximately $0.7 million as of September 30, 2010.
(5)	Value based on $50.00 per share liquidation preference.
(6)	Value based on $25.00 per share liquidation preference.
(7)	Value based on closing price per share of the Company’s common stock of $33.14 as of September 30, 2010.
Liquidity and Capital Resources of the Operating Partnership
     In this “Liquidity and Capital Resources of the Operating Partnership” section, the terms “we”, “our”, and “us” refer to the Operating Partnership or the Operating Partnership and the Company together, as the context requires.
General
     Our primary liquidity sources and uses are as follows:

     Liquidity Sources
•	Net cash flow from operations;

•	Borrowings under the New Credit Facility;

•	Proceeds from additional secured or unsecured debt financings;

•	Proceeds from public or private issuance of debt or equity securities; and

•	Proceeds from the disposition of nonstrategic assets.
     Liquidity Uses
•	Property or undeveloped land acquisitions;

•	Operating and corporate expenses;

•	Capital expenditures, tenant improvement and leasing costs;

•	Development and redevelopment costs;

•	Debt service and principal payments, including debt maturities;

•	Distributions to common and preferred stockholders and unitholders; and

•	Purchasing outstanding debt.
General Strategy
     Our general strategy is to maintain a conservative balance sheet with a top credit profile and to maintain a capital structure that allows for financial flexibility and diversification of capital resources. We manage our capital structure to reflect a long-term investment approach and utilize multiple sources of capital to meet our long-term capital requirements. We believe that our current projected liquidity requirements for the next twelve month period, as set forth above under the caption “-Liquidity Uses,” will be satisfied using a combination of the potential liquidity sources listed above. We believe our conservative leverage and staggered debt maturities provides us with financial flexibility and enhances our ability to obtain additional sources of liquidity if necessary, and, therefore, we are well-positioned to refinance or repay maturing debt and to pursue our strategy of seeking attractive acquisition opportunities, which we may finance, as necessary, with future public and private issuances of debt and equity securities.
2010 Financing Activities
     During the first nine months of 2010, we completed a variety of capital raising activities which significantly extended our debt maturities and enabled us to fund five property acquisitions. This financing and acquisition activity increased our consolidated total assets by approximately 20% as compared to December 31, 2009, without increasing our total debt as a percentage of total market capitalization. The following activities occurred during the period:
•	In September 2010, the Operating Partnership became a registered public entity allowing us additional flexibility to access the public debt markets.

•	In August 2010, the Operating Partnership entered into a $500.0 million New Credit Facility with a term of three years plus a one year extension option. We used borrowings under the New Credit Facility to repay, and then terminate, our existing $550.0 million unsecured line of credit (the “Credit Facility”).

•	In August 2010, the Operating Partnership used borrowings under our Credit Facility to repay a portion of our unsecured senior notes, with a principal balance of $61.0 million that was maturing.

•	In June 2010, the Operating Partnership completed a tender offer for the repurchase of $150 million in aggregate stated principal value of the 3.25% Exchangeable Notes (see Note 6 to our consolidated financial statements included in this report for additional information).

•	In June 2010, the Operating Partnership assumed secured debt with a principal balance of $52.0 million in conjunction with the acquisition of Mission City Corporate Center in San Diego, CA (see Notes 1, 2, and 6 to our consolidated financial statements included in this report for additional information).

•	In May 2010, the Operating Partnership issued $250.0 million in aggregate stated principal amount of 6.625% unsecured senior notes due 2020 (see Note 6 to our consolidated financial statements included in this report for additional information).

•	In April 2010, the Company completed an underwritten public offering of 9,200,000 shares of our common stock. The net offering proceeds, after deducting underwriting discounts and commissions and offering expenses, of approximately $299.8 million were contributed to the Operating Partnership in exchange for common units issued to the Company. (see Notes 8 and 9 to our consolidated financial statements included in this report for additional information).

•	In April 2010, the Operating Partnership was assigned initial investment grade credit ratings by two major rating agencies, which we believe enhances our access to the capital markets by allowing the Operating Partnership to raise long-term unsecured debt financing in the bond market.

•	In March 2010, the Operating Partnership used borrowings under our Credit Facility to repay a secured line of credit with an outstanding principal balance of $33.5 million that was scheduled to mature in April 2010.

•	In January 2010, the Operating Partnership used the proceeds from the issuance of a $71.0 million mortgage loan to repay an outstanding mortgage loan with a principal balance of $63.2 million that was scheduled to mature in April 2010. The mortgage loan is secured by five properties, bears interest at an annual rate of 6.51%, requires monthly interest and principal payments based on a 30-year amortization period, and is scheduled to mature on February 1, 2017.
Liquidity Sources
     Exchangeable Notes, Unsecured Senior Notes, and Secured Debt
          The aggregate principal amount of exchangeable notes, unsecured senior notes, and secured debt of the Operating Partnership outstanding as of September 30, 2010 was as follows:

Aggregate Principal Amount
($ in thousands)
3.25% Exchangeable Notes(1)	$148,000
4.25% Exchangeable Notes(2)	172,500
Unsecured Senior Notes due 2014	83,000
Unsecured Senior Notes due 2020(3)	250,000
Secured Debt(4)	315,921

Total Exchangeable Notes, Unsecured Senior Notes, and Secured Debt	$969,421

(1)	Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $4.7 million as of September 30, 2010.

(2)	Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $17.5 million as of September 30, 2010.

(3)	Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $2.0 million as of September 30, 2010.

(4)	Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $0.7 million as of September 30, 2010.
Debt Composition
     The composition of the Operating Partnership’s aggregate debt balances between secured and unsecured and fixed-rate and variable-rate debt as of September 30, 2010 and December 31, 2009 were as follows:

	Percentage of Total Debt		Weighted Average Interest Rate
	September 30,	December 31,	September 30,	December 31,
	2010	2009	2010	2009
Secured vs. unsecured:
Unsecured(1)	73.1%	70.7%	4.7%	3.8%
Secured	26.9	29.3	6.0	5.7
Variable-rate vs. fixed-rate:
Variable-rate	17.5	13.0	2.9	1.1
Fixed-rate(1)	82.5	87.0	5.5	4.8
Total debt interest rate(1)			5.0	4.3
Total debt interest rate including loan costs(1)			5.6	4.8
GAAP effective interest rate(2)			6.3%	5.9%

(1)	Excludes the impact of the noncash debt discounts on our Exchangeable Notes (see Note 6 to our consolidated financial statements included in this report for additional information on the debt discount).
(2)	Represents the GAAP effective interest rate for total debt, which includes the impact of the amortization of the noncash debt discounts on our debt instruments.
Credit Facility
     The following table summarizes the balance and significant terms of the New Credit Facility and the Credit Facility as of September 30, 2010 and December 31, 2009, respectively:

	September 30,	December 31,
	2010	2009
	(in thousands)
Outstanding borrowings	$205,000	$97,000
Remaining borrowing capacity	295,000	453,000

Total borrowing capacity(1)	$500,000	$550,000

Maturity date(2)(3)	August 2013	April 2010
Interest rate(4)	2.98%	1.11%
Fees(5)	0.575%	0.20%

(1)	We may elect to borrow, subject to bank approval, up to an additional $200 million under an accordion feature under the terms of the New Credit Facility.
(2)	Under the terms of the New Credit Facility, we may exercise an option to extend the maturity date by one year.
(3)	In April 2010, we exercised an option to extend the maturity date of the Credit Facility by one year.
(4)	As of September 30, 2010, the New Credit Facility bore interest at an annual rate of LIBOR plus 2.675%. As of December 31, 2009, the Credit Facility bore interest at an annual rate of LIBOR plus 0.85% to 1.35% depending upon our leverage ratio at the time of borrowing.
(5)	As of September 30, 2010, the facility fee for the New Credit Facility was at an annual rate of 0.575%. As of December 31, 2009, the fee for unused funds for the Credit Facility was at an annual rate of 0.15% to 0.20%, depending on the balance of our daily average undrawn balance. In addition, we also incurred debt origination and legal costs of approximately $5 million, which will be amortized as additional interest expense through the contractual maturity date.
     As discussed above under the caption “-2010 Financing Activities”, the Operating Partnership entered into the New Credit Facility in August 2010 and used borrowings under the New Credit Facility to repay, and then terminate, the Credit Facility. The New Credit Facility includes a $200.0 million accordion option and has a term of three years plus a one year extension option. The New Credit Facility bears interest at an annual rate of LIBOR plus 2.675%.
Liquidity Uses
     Contractual Obligations
     The following table provides information with respect to the Operating Partnerships contractual obligations as of September 30, 2010. The financing activities completed during the nine months ended September 30, 2010, including the New Credit Facility, issuance of $250 million of unsecured senior notes, and the repurchase of $150 million of aggregate principal value of the 3.25% Exchangeable Notes, significantly extended our debt maturities as compared to December 31, 2009. The table (i) indicates the maturities and scheduled principal repayments of our secured debt, Exchangeable Notes, unsecured senior notes, and New Credit Facility; (ii) indicates the scheduled interest payments of the Operating Partnerships’ fixed-rate and variable-rate debt as of September 30, 2010; (iii) provides information about the minimum commitments due in connection with our ground lease obligations and other lease and contractual commitments; and (iv) provides estimated redevelopment commitments as of September 30, 2010.

	Payment Due by Period
	Less than
	1 Year			More than
	(Remainder	1-3 Years	3-5 Years	5 Years
	of 2010)	(2011-2012)	(2013-2014)	(After 2014)	Total
			(in thousands)
Principal payments-secured debt(1)	$1,590	$231,330	$6,727	$76,274	$315,921
Principal payments-Exchangeable Notes(2)		148,000	172,500		320,500
Principal payments-unsecured senior notes(3)			83,000	250,000	333,000
Principal payments- New Credit Facility(4)			205,000		205,000
Interest payments-fixed-rate debt(5)	13,235	94,047	63,091	103,767	274,140
Interest payments-variable-rate debt(4)(6)	1,794	14,350	4,783		20,927
Ground lease obligations(7)	352	2,425	2,136	69,292	74,205
Lease and contractual commitments(8)	26,142				26,142
Redevelopment Commitments(9)	5,340	12,660			18,000

Total	$48,453	$502,812	$537,237	$499,333	$1,587,835

(1)	Includes the $52.0 million gross aggregate principal amount of the loan due in April 2012 before the effect of the unamortized discount of approximately $0.7 million as of September 30, 2010.
(2)	Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $22.2 million as of September 30, 2010.
(3)	Represents unsecured senior notes net of a $2.0 million unamortized discount as of September 30, 2010.
(4)	In August 2010, we entered into the New Credit Facility as noted above under the caption “-2010 Financing Activities.”
(5)	As of September 30, 2010, 82.5% of our debt was contractually fixed. The information in the table above reflects our projected interest rate obligations for these fixed-rate payments based on the contractual interest rates, interest payment dates, and scheduled maturity dates.
(6)	As of September 30, 2010, 17.5% of our debt bore interest at variable rates. The variable interest rate payments are based on LIBOR plus a spread of 2.675% as of September 30, 2010. The information in the table above reflects our projected interest rate obligations for these variable-rate payments based on outstanding principal balances as of September 30, 2010, the scheduled interest payment dates, and the contractual maturity dates.
(7)	We have noncancelable ground lease obligations for the Kilroy Airport Center in Long Beach, California with a lease period for Phases I, II, and III expiring in July 2084.
(8)	Amounts represent commitments under signed leases and contracts for operating properties, excluding tenant-funded tenant improvements. The timing of these expenditures may fluctuate.
(9)	Amounts represent contractual commitments for redevelopment properties at September 30, 2010. Costs include the remaining total estimated investment, excluding capitalized interest, and development overhead. The timing of these expenditures may fluctuate based on the ultimate progress of construction.
Redevelopment and Acquisition Opportunities
     During the first nine months of 2010, we spent approximately $373.6 million to acquire five properties encompassing seven buildings. We funded these acquisitions principally with the net proceeds from the issuance of the 6.625% unsecured senior notes due 2020, the net proceeds from the Company’s public offering of common stock, and borrowings under the unsecured line of credit (see Notes 2, 6 and 8 to our consolidated financial statements for more information). We continue to evaluate strategic opportunities to acquire additional properties that provide attractive yields, significant potential for growth in cash flow from operations, present growth opportunities in strategic markets, or demonstrate the potential for improved performance through strategic management. We expect that we could finance any potential material acquisitions with borrowings under our New Credit Facility or the public issuance of new debt or equity securities.
     As of September 30, 2010, we had one redevelopment project under construction. This project has a total estimated investment of approximately $50 million of which we have incurred approximately $12 million as of September 30, 2010. Of the remaining $38 million yet to be incurred, we are currently contractually obligated to pay approximately $18 million over the next two years as shown in the table above. In addition, we expect we may incur up to approximately $20 million in leasing related costs, depending on leasing activity. Ultimate timing of these expenditures may fluctuate given the ultimate progress and status of the redevelopment project. We also estimate that we could spend up to to an additional $20 million on other future redevelopment and development pipeline projects during 2010 and 2011, depending on market conditions.

Factors That May Influence Future Sources of Capital and Liquidity
     We continue to evaluate sources of financing for our business activities, including borrowings under the New Credit Facility, issuance of public and private unsecured debt, fixed-rate secured mortgage financing, and offerings of the Company’s common stock. However, the Operating Partnerships ability to obtain new financing or refinance existing borrowings on favorable terms could be impacted by various factors including continuing economic conditions, significant tenant defaults, a further decline in the demand for office or industrial properties, a further decrease in market rental rates or market values of real estate assets in our submarkets, and the amount of future borrowings. These events could result in the following:
•	decreases in our cash flows from operations, which could create further dependence on our New Credit Facility;

•	an increase in the proportion of variable-rate debt, which could increase our sensitivity to interest rate fluctuations in the future; and

•	a decrease in the value of our properties, which could have an adverse effect on the Operating Partnership’s ability to incur additional debt, refinance existing debt at competitive rates, or comply with its existing debt obligations.
     In addition to the factors noted above, the Operating Partnership’s credit ratings are subject to ongoing evaluation by credit rating agencies and may be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. In the event that the Operating Partnership’s credit ratings are downgraded, we may incur higher borrowing costs and may experience difficulty in obtaining additional financing or refinancing existing indebtedness.
Debt Covenants
     The New Credit Facility, unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. The more restrictive financial covenants and their covenant levels include:

		Actual Performance at
	Covenant Level	September 30, 2010
Unsecured Line of Credit (as defined per Credit Agreement):
Total debt to total asset value	less than 60%	31%
Fixed charge coverage ratio	greater than 1.5x	2.7	x
Unsecured debt ratio	greater than 1.67x	2.95	x
Unencumbered asset pool debt service coverage	greater than 2.0x	5.2	x
Unencumbered debt yield	greater than 12%	19%

Unsecured Senior Notes due 2020 (as defined per Indenture):
Total debt/total asset value	less than 60%	38%
Interest coverage	greater than 1.5x	3.7	x
Secured debt/total asset value	less than 40%	10%
Unencumbered asset pool value to unsecured debt	greater than 150%	302%
     The Operating Partnership was in compliance with all our debt covenants as of September 30, 2010. Our current expectation is that the Operating Partnership will continue to meet requirements of its debt covenants in both the short and long term. However, in the event of a continued economic slow down and continued volatility in the credit markets, there is no certainty that the Operating Partnership will be able to continue to satisfy all the covenant requirements.

Historical Cash Flow Summary
     Our historical cash flow activity for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 is as follows:

	Nine Months Ended September 30,
			Dollar	Percentage
	2010	2009	Change	Change
	($ in thousands)
Net cash provided by operating activities	$94,928	$98,000	$(3,072)	(3.1)%
Net cash used in investing activities	(434,655)	(37,399)	(397,256)	(1,062.2)%
Net cash provided by (used in) financing activities	338,157	(60,889)	399,046	(655.4)%
Operating Activities
     Our cash flows from operations is primarily dependent on the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants and the level of operating expenses, and other general and administrative costs. Our cash flows from operations in the future will also be impacted by the operating results of any acquired and potential acquisition properties. Our net cash provided by operating activities decreased by $3.1 million, or 3.1%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to an increase in expenditures for severance costs and acquisition related costs.
Investing Activities
     Our net cash used in investing activities is generally used to fund property acquisitions, recurring and nonrecurring capital expenditures for our operating properties, and development and redevelopment projects. Our net cash used in investing activities increased $397.3 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. This net increase was primarily comprised of the following:
•	Approximately $373.6 million in cash paid to acquire five operating properties during 2010 (see Note 2 to our consolidated financial statements included in this report for additional information);

•	An increase of $31.3 million in expenditures for our operating properties in 2010 primarily for tenant improvement projects and leasing commissions related to increased leasing activity at the end of 2009 and in 2010 ; and

•	An offsetting decrease of $10.7 million in cash received for the note receivable balance paid in full in the third quarter of 2010 (see Note 4 to our consolidated financial statements included in this report for additional information).
Financing Activities
     Our net cash provided by or used in financing activities is generally impacted by our debt and equity capital raising activities net of dividends and distributions paid to common and preferred stockholders and unit holders. Net cash provided by financing activities fluctuated by $399.0 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The net change in cash provided by financing activities was primarily due to the following:
•	An increase in capital raising activities, including the Operating Partnership’s issuance of secured and unsecured debt, and the Company’s issuance of 9.2 million shares of common stock, primarily to fund our 2010 property acquisitions (see Notes 2, 6, and 8 to our consolidated financial statements included in this report for additional information);

•	An offsetting decrease related to the repurchase of $150.0 million in aggregate stated principal of 3.25% Exchangeable Notes during 2010 (see Note 6 to our consolidated financial statements included in this report for additional information); and

•	The impact of the 40% decrease in our cash dividend rate enacted by our Board of Directors in the second quarter of 2009. This resulted in a net $5.8 million decrease in our dividends and distributions paid to common stockholders and common unitholders during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

Off-Balance Sheet Arrangements
     As of September 30, 2010 and as of the date this report was filed, we did not have any off-balance sheet transactions, arrangements, or obligations, including contingent obligations.
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
     The following table presents our FFO for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)
Net (loss) income available to common stockholders	$(126)	$8,111	$2,977	$24,803
Adjustments:
Net (loss) income attributable to noncontrolling common units of the Operating Partnership	(4)	320	128	1,144
Depreciation and amortization of real estate assets	29,820	21,759	74,049	66,018
Net gain on dispositions of discontinued operations	—	—	—	(2,485)

Funds From Operations(1)	$29,690	$30,190	$77,154	$89,480

(1)	Reported amounts are attributable to our common stockholders and common unitholders of the Operating Partnership.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The primary market risk we face is interest rate risk. We mitigate this risk by following established risk management policies and procedures. These policies include maintaining prudent amounts of debt, including a greater amount of fixed-rate debt as compared to variable-rate debt in our portfolio, and may include the periodic use of derivative instruments. As of September 30, 2010 and December 31, 2009, we did not have any interest-rate sensitive derivative assets or liabilities.
     Information about our changes in interest rate risk exposures from December 31, 2009 to September 30, 2010 is incorporated herein by reference from Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations “-Liquidity and Capital Resources.”
Market Risk
     As of September 30, 2010, approximately 17.5% of our total outstanding debt of $1.2 billion was subject to variable interest rates. The remaining 82.5% bore interest at fixed rates. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes.
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
     With the exception of the Exchangeable Notes, we generally determine the fair value of our fixed-rate debt by performing discounted cash flow analyses using an appropriate market rate. We calculate the market rate by obtaining period-end treasury rates for maturities that correspond to the maturities of our fixed-rate debt and then adding an appropriate credit spread based on information obtained from third-party financial institutions. These credit spreads take into account factors, including but not limited to, our credit standing, the maturity of the debt, whether the debt is secured or unsecured, and the loan-to-value ratio of the debt. We determine the fair value of the liability component of our Exchangeable Notes by performing discounted cash flow analysis using an appropriate market interest rate for similar nonconvertible conventional debt instruments. See Note 11 to our consolidated financial statements included in this report for additional information on the fair value of our financial instruments as of September 30, 2010 and December 31, 2009.
     As of September 30, 2010, the total outstanding balance of our variable-rate debt included borrowings on our New Credit Facility of $205 million and was indexed to LIBOR plus a spread of 2.675% (weighted average interest rate was 2.98%). As of December 31, 2009, the total outstanding balance of our variable-rate debt included borrowings of $97 million on our Credit Facility, which was indexed to LIBOR plus a spread of 0.85%, and borrowings of $33.5 million on our secured line of credit, which was indexed to LIBOR plus a spread of 0.75% (weighted average interest rate was 1.1%). Assuming no changes in the outstanding balance of our existing variable-rate debt as of September 30, 2010, a 100 basis point increase in the LIBOR rate would increase our projected annual interest expense, before the effect of capitalization, by approximately $2.1 million. Comparatively, if interest rates were 100 basis points higher as of December 31, 2009, our projected annual interest expense, before the effect of capitalization, would have been $1.3 million higher.
     The total carrying value of our fixed-rate debt, including our Exchangeable Notes, was approximately $944.4 million and $841.5 million as of September 30, 2010 and December 31, 2009, respectively. The total estimated fair value of our fixed-rate debt was approximately $994.8 million and $842.1 million as of September 30, 2010 and December 31, 2009, respectively. For sensitivity purposes, a 100 basis point increase in the discount rate equates to a decrease in the total fair value of our fixed-rate debt of approximately $37.1 million, or 3.7%, as of September 30, 2010. Comparatively, a 100 basis point increase in the discount rate equates to a decrease in the total fair value of our fixed-rate debt of approximately $20.2 million, or 2.4%, as of December 31, 2009.
     The above sensitivity analyses do not consider interrelationships between different market movements, which could result in additional changes in the fair value of our debt and Exchangeable Notes beyond the amounts calculated.
ITEM 4. CONTROLS AND PROCEDURES
     Kilroy Realty Corporation
     The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is processed, recorded, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2010, the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, that disclosure controls and procedures were effective at the reasonable assurance level.
     There have been no significant changes that occurred during the quarter covered by this report in the Company’s internal control over financial reporting identified in connection with the evaluation referenced above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     Kilroy Realty, L.P.
     The Operating Partnership maintains disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Operating Partnership’s reports under the Securities Exchange Act of 1934, as amended, is processed, recorded, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     As required by SEC Rule 13a-15(b), the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2010, the end of the period covered by this report. Based on the foregoing, the Operating Partnership’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, that disclosure controls and procedures were effective at the reasonable assurance level.
     There have been no significant changes that occurred during the quarter covered by this report in the Operating Partnership’s internal control over financial reporting identified in connection with the evaluation referenced above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are not defendants in, and our properties are not subject to, any legal proceedings that, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations, or cash flows.
ITEM 1A. RISK FACTORS-There have been no material changes to the risk factors included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009 or the Operating Partnership’s General Form for Registration of Securities on Form 10 filed with the SEC on August 18, 2010.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS-None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES-None
ITEM 4. (REMOVED and RESERVED)
ITEM 5. OTHER INFORMATION-None

ITEM 6. EXHIBITS

Exhibit
Number	Description

3.(i)1	Kilroy Realty Corporation Articles of Restatement(1)

3.(i)2	Certificate of Limited Partnership of Kilroy Realty, L.P.(2)

3.(i)3	Amendment to the Certificate of Limited Partnership of Kilroy Realty, L.P.(2)

3.(ii)1	Second Amended and Restated Bylaws of Kilroy Realty Corporation(3)

3.(ii)2	Amendment No. 1 to Second Amended and Restated Bylaws(4)

4.1	Form of Indenture (Single Series)(5)

4.2	Form of Indenture (Multiple — Series)(5)

10.1	Revolving Credit Agreement dated August 10, 2010 (6)

10.2	Guaranty of Payment dated August 10, 2010(6)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty Corporation

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty Corporation

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty, L.P.

31.4*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty, L.P.

32.1*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty Corporation

32.2*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty Corporation

32.3*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty, L.P.

32.4*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty, L.P.

101	The following Kilroy Realty Corporation financial information for the quarter ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Changes in Equity (unaudited) and (iv) Consolidated Statements of Cash Flows (unaudited) and (v) Notes to the Consolidated Financial Statements (unaudited), tagged as blocks of text.(7)

*	Filed herewith

(1)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2009.

(2)	Previously filed by Kilroy Realty, L.P. as an exhibit to the General Form for Registration of Securities on Form 10 as filed with the Securities and Exchange Commission on August 18, 2010.

(3)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2008.

(4)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 27, 2009.

(5)	Previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit to Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on September 15, 2010.

(6)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on August 11, 2010.

(7)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 26, 2010.

KILROY REALTY CORPORATION

By:	/s/ John B. Kilroy, Jr.

John B. Kilroy, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tyler H. Rose

Tyler H. Rose
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Heidi R. Roth

Heidi R. Roth
Senior Vice President and Controller
(Principal Accounting Officer)
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 26, 2010.

KILROY REALTY, L.P.

BY:	KILROY REALTY CORPORATION
Its general partner

	By:	/s/ John B. Kilroy, Jr.

John B. Kilroy, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Tyler H. Rose

Tyler H. Rose
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Heidi R. Roth

Heidi R. Roth
Senior Vice President and Controller
(Principal Accounting Officer)