Form 10-K
period 2010-12-31
KILROY REALTY CORP; Kilroy Realty, L.P.
filed 2011-02-11
CIK 1025996, 1493976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-12675 (Kilroy Realty Corporation)
Commission File Number 000-54005 (Kilroy Realty, L.P.)

KILROY REALTY CORPORATION
KILROY REALTY, L.P.
(Exact name of registrant as specified in its charter)

Kilroy Realty Corporation	Maryland (State or other jurisdiction of incorporation or organization)	95-4598246 (I.R.S. Employer Identification No.)

Kilroy Realty, L.P.	Delaware (State or other jurisdiction of incorporation or organization)	95-4612685 (I.R.S. Employer Identification No.)

12200 W. Olympic Boulevard, Suite 200, Los Angeles, California 90064

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (310)
481-8400 Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Name of each exchange on which registered

Kilroy Realty Corporation	Common Stock, $.01 par value	New York Stock Exchange
Kilroy Realty Corporation	7.80% Series E Cumulative Redeemable Preferred Stock, $.01 par value	New York Stock Exchange
Kilroy Realty Corporation	7.50% Series F Cumulative Redeemable Preferred Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Registrant	Title of each class

Kilroy Realty, L.P.	Common Units Representing Limited Partnership Interests

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Kilroy Realty Corporation  Yes ☑     No ☐

Kilroy Realty, L. P.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Kilroy Realty Corporation   Yes ☐     No ☑

Kilroy Realty, L. P.   Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Kilroy Realty Corporation  Yes ☑     No ☐

Kilroy Realty, L. P.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Kilroy Realty Corporation  Yes ☑     No ☐

Kilroy Realty, L. P.  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Kilroy Realty Corporation   Yes ☐     No ☑

Kilroy Realty, L. P.   Yes ☐     No ☑

The aggregate market value of the voting and non-voting common shares held by non-affiliates of Kilroy Realty Corporation was approximately $1,554,766,591 based on the quoted closing price on the New York Stock Exchange for such shares on June 30, 2010.

As of February 10, 2011, 52,421,591 shares of Kilroy Realty Corporation’s common stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Kilroy Realty Corporation’s Proxy Statement with respect to its 2011 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2010 of Kilroy Realty Corporation and Kilroy Realty, L.P. Unless stated otherwise or the context otherwise requires, references to “Kilroy Realty Corporation” or the “Company” mean Kilroy Realty Corporation, a Maryland corporation, and its controlled and consolidated subsidiaries, and references to “Kilroy Realty, L.P.” or the “Operating Partnership” mean Kilroy Realty, L.P., a Delaware limited partnership, and its controlled and consolidated subsidiaries. The terms “the Company,” “we,” “our,” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

The Company is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of December 31, 2010, the Company owned an approximate 96.8% common general partnership interest in the Operating Partnership. The remaining approximate 3.2% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of the Company. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control and can cause it to enter into certain major transactions including acquisitions, dispositions, and refinancings and cause changes in its line of business, capital structure, and distribution policies.

There are a few differences between the Company and the Operating Partnership which are reflected in the disclosures in this Form 10-K. We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how the Company and the Operating Partnership operate as an interrelated, consolidated company. The Company is a REIT, whose only material asset is its ownership of partnership interests of the Operating Partnership. As a result, the Company does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. The Company itself is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The Operating Partnership owns substantially all the assets of the Company either directly or through its subsidiaries, conducts the operations of the business and is structured as a limited partnership with no publicly traded equity. Except for net proceeds from equity issuances by the Company, which the Company is required to contribute to the Operating Partnership in exchange for common partnership units, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness or through the issuance of partnership units.

Noncontrolling interests and stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership. The common limited partnership interests in the Operating Partnership are accounted for as partners’ capital in the Operating Partnership’s financial statements and as noncontrolling interests in the Company’s financial statements. The Operating Partnership’s financial statements reflect the noncontrolling interest in Kilroy Realty Finance Partnership, L.P. This noncontrolling interest represents the Company’s 1% indirect general partnership interest in Kilroy Realty Finance Partnership, L.P., which is directly held by Kilroy Realty Finance, Inc., a wholly-owned subsidiary of the Company. The differences between stockholders’ equity, partners’ capital and noncontrolling interests result from the differences in the equity issued at the Company and the Operating Partnership levels and in the Company’s noncontrolling interest in Kilroy Realty Finance Partnership, L.P.

We believe combining the annual reports on Form 10-K of the Company and the Operating Partnership into this single report results in the following benefits:

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

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	consolidated financial statements;

•	the following notes to the consolidated financial statements:

•	Secured and Unsecured Debt of the Company and Secured and Unsecured Debt of the Operating Partnership;

•	Noncontrolling Interests on the Company’s Consolidated Financial Statements;

•	Stockholders’ Equity of the Company and Preferred and Common Units in the Operating Partnership’s Consolidated Financial Statements;

•	Net Income Available to Common Stockholders per Share of the Company and Net Income Available to Common Unitholders per Unit of the Operating Partnership;

•	Quarterly Financial Information of the Company (Unaudited) and Quarterly Financial Information of the Operating Partnership (Unaudited);

•	Pro Forma Results of the Company (Unaudited) and Pro Forma Results of the Operating Partnership (Unaudited); and

•	Liquidity and Capital Resources in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report also includes separate sections under Item 9A. Controls and Procedures and separate Exhibit 31 and Exhibit 32 certifications for each of the Company and the Operating Partnership to establish that the Chief Executive Officer and the Chief Financial Officer of each entity have made the requisite certifications and that the Company and Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and 18 U.S.C. § 1350.

PART I

This document contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These statements relate to, among other things, our future results of operations, cash available for distribution, property acquisitions, level of future property dispositions, ability to timely lease or re-lease space at current or anticipated rents, ability to complete current and future development or redevelopment properties within budget and on schedule, sources of growth, planned development and expansion of owned or leased property, capital requirements, compliance with contractual obligations and federal, state, and local regulations, conditions of properties, environmental findings, and general business, industry, and economic conditions applicable to us. These statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this annual report was filed with the Securities and Exchange Commission (the “SEC”).

ITEM 1.	BUSINESS

The Company

We are a self-administered REIT active in premier office and industrial submarkets along the West Coast. We own, develop, acquire and manage primarily Class A real estate assets in the coastal regions of Los Angeles, Orange County, San Diego, greater Seattle and the San Francisco Bay Area, which we believe have strategic advantages and strong barriers to entry. Class A real estate encompasses attractive and efficient buildings of high quality that are attractive to tenants, are well-designed and constructed with above-average material, workmanship and finishes and are well-maintained and managed. We qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).

As of December 31, 2010, our stabilized portfolio was comprised of the following office buildings (the “Office Properties”) and industrial buildings (the “Industrial Properties”). As of December 31, 2010, all but one of our properties are located in California:

	Number of	Rentable	Number of
	Buildings	Square Feet	Tenants	Percentage Occupied

Office Properties(1)	100	10,395,208	365	87.5%
Industrial Properties	40	3,602,896	58	93.9%

Total Stabilized Portfolio	140	13,998,104	423	89.1%

(1)	Includes ten office buildings acquired in 2010 (see Note 3 to our consolidated financial statements included in this report for additional information).

Our stabilized portfolio excludes undeveloped land, one office redevelopment property that is currently under construction and one industrial property that we are in the process of repositioning for residential use.

We own our interests in all of our Office Properties and Industrial Properties through the Operating Partnership and Kilroy Realty Finance Partnership, L.P. (the “Finance Partnership”), a Delaware limited partnership. We conduct substantially all of our operations through the Operating Partnership of which as of December 31, 2010, we owned a 96.8% general partnership interest. The remaining 3.2% common limited partnership interest in the Operating Partnership as of December 31, 2010 was owned by non-affiliated investors and certain of our directors and officers. Kilroy Realty Finance, Inc., a wholly-owned subsidiary of the Company, is the sole general partner of the Finance Partnership and owns a 1.0% general partnership interest. The Operating Partnership owns the remaining 99.0% limited partnership interest. We conduct substantially all of our development activities through Kilroy Services, LLC (“KSLLC”), which is a wholly-owned subsidiary of the Operating Partnership. With the exception of the Operating Partnership, all of the Company’s subsidiaries, which include, Kilroy Realty TRS, Inc., Kilroy Realty Management, L.P., Kilroy RB, LLC, Kilroy RB II, LLC, Kilroy Northside Drive, LLC, and Kilroy Realty 303, LLC are wholly-owned.

The following diagram illustrates our organizational structure as of December 31, 2010:

Stockholders
Kilroy Realty Corporation
1% Kilroy Realty Corporation
General Partner 96.8% common ownership interest
100% Series E preferred ownership interest
100% Series F preferred ownership interest
Limited Partners
(3.2% ownership interest)
(100% ownership interest)
Kilroy Realty, L.P.
99% Kilroy Realty, L.P.
Kilroy Realty Finance, Inc.
Kilroy Realty Management L.P.
Kilroy Realty TRS, Inc.
100% ownership interest held by KRLP
Limited Partner
(99.0% ownership interest)
General Partner
(1.0% ownership interest)
Kilroy RB, LLC
100% ownership interest held by KRLP
Kilroy Realty Finance Partnership, L.P.
Kilroy Services, LLC
100% ownership interest held by KRLP
Kilroy RB II LLC
100% ownership interest held by KRFPLP
Kilroy Realty Northside Drive, LLC
100% ownership interest held by KRLP
Kilroy Realty 303, LLC
100% ownership interest held by KRLP

Available Information; Website Disclosure; Corporate Governance Documents

Kilroy Realty Corporation was incorporated in the state of Maryland on September 13, 1996 and Kilroy Realty, L.P. was organized in the state of Delaware on October 2, 1996. Our principal executive offices are located at 12200 W. Olympic Boulevard, Suite 200 Los Angeles, California 90064. Our telephone number at that location is (310) 481-8400. Our website is located at www.kilroyrealty.com. The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of, this annual report on Form 10-K or any other report or document we file with or furnish to the United States Securities and Exchange Commission, or the SEC. All reports we will file with the SEC will be available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials we file with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. All reports that we will file with the SEC will also be available free of charge on our website at www.kilroyrealty.com as soon as reasonably practicable after we file those materials with, or furnish them to, the SEC.

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

You may request copies of any of these documents by writing to:
Attention: Investor Relations
Kilroy Realty Corporation
12200 West Olympic Boulevard, Suite 200
Los Angeles, CA 90064

Business and Growth Strategies

Growth Strategies.  We believe that a number of factors and strategies will enable us to continue to achieve our objectives of long-term sustainable growth in Net Operating Income (defined below) and FFO (defined below) as well as maximization of long-term stockholder value. These factors and strategies include:

•	the quality and location of our properties;

•	our ability to efficiently manage our assets as a low cost provider of commercial real estate through our seasoned management team possessing core capabilities in all aspects of real estate ownership, including property management, leasing, marketing, financing, accounting, legal, construction management, and new development;

•	our strong financial position that has and will continue to allow us to pursue attractive acquisition opportunities;

•	our access to development, redevelopment, acquisition, and leasing opportunities as a result of our extensive experience and significant working relationships with major west coast property owners, corporate tenants, municipalities, and landowners given our over 60-year presence in the California market; and

•	our existing pipeline of undeveloped land holdings

“Net Operating Income” is defined as operating revenues (rental income, tenant reimbursements, and other property income) less property and related expenses (property expenses, real estate taxes, provision for bad debts, and ground leases) before depreciation. “FFO” is funds from operations as defined by the National Association of Real Estate Investment Trusts (“NAREIT”). See “Item 7: Management’s Discussion and Analysis of Financial

Condition and Results of Operations—Results of Operations” and “—Non-GAAP Supplemental Financial Measures: Funds From Operations” for a reconciliation of these measures to generally accepted accounting principles (“GAAP”) net income available for common stockholders.

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

Acquisition Strategies.  We believe we are well positioned to acquire properties as the result of our extensive experience, strong financial position, and ability to access capital. We continue to actively monitor our target markets and focus on acquiring additional high quality office and industrial properties that:

•	provide attractive yields and significant potential for growth in cash flow from property operations;

•	present growth opportunities in our existing or other strategic markets; and

•	demonstrate the potential for improved performance through intensive management and leasing that should result in increased occupancy and rental revenues.

Development Strategies.  We and our predecessors have developed office and industrial properties primarily located in California since 1947. As of December 31, 2010, our development pipeline included 116.7 gross acres of undeveloped land, with which we believe we will have the potential to develop over two million rentable square feet of office space in the future, depending upon economic conditions. Our strategy with respect to development is to:

•	maintain a disciplined approach by emphasizing pre-leasing, commencing development in stages, or phasing, and cost control;

•	continue to execute our build-to-suit philosophy in which we develop properties to be leased by specific committed tenants providing for lower-risk development;

•	be the premier provider of two- to six-story campus style office buildings in California;

•	reinvest capital from dispositions of nonstrategic assets into new state-of-the-market development assets with higher cash flow and rates of return; and

•	evaluate redevelopment opportunities in supply-constrained markets since such efforts generally achieve similar returns to new development with reduced entitlement risk and shorter construction periods.

Redevelopment opportunities are those projects in which we spend significant development and construction costs on existing buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We may engage in the additional development or redevelopment of office and/or industrial properties, when market conditions support a favorable risk-adjusted return on such development or redevelopment. We expect that our significant working relationships with tenants, municipalities, and landowners on the west coast will give us further access to development opportunities. We cannot assure you that we will be able to successfully develop or redevelop any of our properties or that we will have access to additional development or redevelopment opportunities.

Financing Strategies.  Our financing policies and objectives are determined by our board of directors. Our goal is to limit our dependence on leverage and maintain a conservative ratio of debt-to-total market capitalization. As of December 31, 2010, our total debt as a percentage of total market capitalization was 40.2%, and our total debt and liquidation value of our preferred equity as a percentage of total market capitalization was 45.8%, both of which were calculated based on the quoted closing price per share of the Company’s common stock of $36.47 on December 31, 2010. Our financing strategies are to:

•	maintain financial flexibility, including a low secured to unsecured debt ratio, to maximize our ability to access a variety of both public and private capital sources;

•	maintain a staggered debt maturity schedule in which the maturity dates of our debt are spread out over several years to limit risk exposure at any particular point in the capital and credit market cycles;

•	complete financing in advance of the need for capital; and

•	manage interest rate exposure by generally maintaining a greater amount of fixed-rate debt as compared to variable-rate debt.

We utilize multiple sources of capital, including borrowings under our unsecured line of credit, proceeds from the issuance of debt or equity securities and other bank and/or institutional borrowings, and dispositions of nonstrategic assets. There can be no assurance that we will be able to obtain capital as needed on terms favorable to us or at all. See the discussion under the caption “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Influence Future Results of Operations” and “Item 1A: Risk Factors”.

Significant Tenants

As of December 31, 2010, our fifteen largest tenants in terms of annualized base rental revenues represented approximately 39.5% of our total annualized base rental revenues, defined as annualized monthly contractual rents from existing tenants as of December 31, 2010 determined on a straight-line basis over the term of the related lease in accordance with GAAP.

For further information on the composition of our tenant base, see “Item 2: Properties—Significant Tenants.”

Competition

We compete with several developers, owners, operators and acquirers of office, industrial, and other commercial real estate, many of which own properties similar to ours in the same submarkets in which our properties are located. For further discussion of the potential impact of competitive conditions on our business, see “Item 1A: Risk Factors.”

Segment and Geographic Financial Information

For financial information about our two reportable segments, Office Properties and Industrial Properties, see Note 18 to our consolidated financial statements.

All of our business is currently conducted in California with the exception of the operation of one property in the state of Washington. For information about our revenues and long-lived assets and other financial information, see our consolidated financial statements included in this report and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

Employees

As of December 31, 2010, we employed 141 people through the Operating Partnership, KSLLC, and Kilroy Realty TRS, Inc. We believe that relations with our employees are good.

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

Historical operations at or near some of our properties, including the presence of underground storage tanks, may have caused soil or groundwater contamination. The prior owners of the affected properties conducted remediation of known contamination in the soils on our properties, and we do not believe that further clean-up of the soils is required. We are not aware of any such condition, liability, or concern by any other means that would give rise to material environmental liability. However, the assessments may have failed to reveal all environmental conditions, liabilities, or compliance concerns; there may be material environmental conditions, liabilities, or compliance concerns that arose at a property after the review was completed; future laws, ordinances, or regulations may impose material additional environmental liability; and environmental conditions at our properties may be affected in the future by tenants, third parties, or the condition of land or operations near our properties, such as the presence of underground storage tanks. We cannot be certain that costs of future environmental compliance will not have an adverse effect on our financial condition, results of operations, cash flow, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to security holders.

Use of hazardous materials by some of our tenants.  Some of our tenants handle hazardous substances and wastes on our properties as part of their routine operations. Environmental laws and regulations may subject these tenants, and potentially us, to liability resulting from such activities. We generally require our tenants in their leases to comply with these environmental laws and regulations and to indemnify us for any related liabilities. As of December 31, 2010, approximately 5% of our tenants handled hazardous substances and/or wastes on less than 5% of the aggregate square footage of our properties as part of their routine operations. These tenants are primarily involved in the life sciences and the light industrial and warehouse business. The hazardous substances and wastes are primarily comprised of diesel fuel for emergency generators and small quantities of lab and light manufacturing chemicals including, but not limited to, alcohol, ammonia, carbon dioxide, cryogenic gases, dichlorophenol, methane, naturalyte acid, nitrogen, nitrous oxide, and oxygen which are routinely used by life science and light manufacturing companies. We are not aware of any material noncompliance, liability, or claim relating to hazardous or toxic substances or petroleum products in connection with any of our properties, and management does not believe that on-going activities by our tenants will have a material adverse effect on our operations.

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

Potential environmental liabilities may exceed our environmental insurance coverage limits.  We carry what we believe to be sufficient environmental insurance to cover any potential liability for soil and groundwater contamination and the presence of asbestos-containing materials at the affected sites identified in the environmental site assessments. The policy is subject to various terms, conditions, qualifications, and limitations of coverage. Therefore, we cannot provide any assurance that our insurance coverage will be sufficient or that our liability, if any, will not have a material adverse effect on our financial condition, results of operations, cash flows, quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to security holders.

ITEM 1A	RISK FACTORS

The following section sets forth material factors that may adversely affect our business and operations. The following factors, as well as the factors discussed in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Influence Future Results of Operations” and other information contained in this report, should be considered in evaluating us and our business.

Risks Related to our Business and Operations

Global market and economic conditions may adversely affect our liquidity and financial condition and those of our tenants.  In the U.S., market and economic conditions continue to be challenging with tight credit conditions and modest growth. While recent economic data reflects a stabilization of the economy and credit markets, the cost and availability of credit may continue to be adversely affected. Concern about continued stability of the economy and credit markets generally, and the strength of counterparties specifically, has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Volatility in the U.S. and international capital markets and continued recessionary conditions in global economies, and in the California economy in particular, may adversely affect our liquidity and financial condition and the liquidity and financial condition of our tenants. If these market conditions continue, they may limit our ability and the ability of our tenants to timely refinance maturing liabilities and access the capital markets to meet liquidity needs.

Our operations and those of our tenants may be adversely affected by the impact of California economic conditions and California’s budget deficit.  As of December 31, 2010, all but one of our properties and all of our undeveloped land are located in California. The continuing economic crisis has particularly affected the economy of California. The State of California began its fiscal year on July 1, 2010 with a significant reported deficit, which continues to impact and aggravate current recessionary conditions within the State. Given the budgetary situation in California, there is also the possibility that the California State Legislature could enact new tax legislation, increasing tax rates in California. New legislation also could cut funding for government programs that are relied upon by our tenants. The economic and legislative environment within the State could have an adverse impact on businesses operating in California, including us and our tenants.

As a result of these factors, continued economic weakness in California could impact our ability to generate revenues sufficient to meet our operating expenses or other obligations, which would adversely impact our financial condition, results of operations, cash flows, the quoted trading price of the Company’s common stock and of the Operating Partnership’s publicly-traded notes, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

Our performance and value are subject to risks associated with our investments in real estate assets and with trends in the real estate industry.  Our economic performance and the value of our real estate assets, and consequently the value of the Company’s common stock, are subject to the risk that our properties may not generate revenues sufficient to meet our operating expenses or other obligations. A deficiency of this nature would adversely impact our financial condition, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

Events and conditions applicable to owners and operators of real estate that are beyond our control and could impact our economic performance and the value of our real estate assets may include:

•	local oversupply or reduction in demand for office, industrial, or other commercial space, which may result in decreasing rental rates and greater concessions to tenants;

•	inability to collect rent from tenants;

•	vacancies or inability to rent space on favorable terms or at all;

•	inability to finance property development and acquisitions on favorable terms or at all;

•	increased operating costs, including insurance premiums, utilities, and real estate taxes;

•	costs of complying with changes in governmental regulations;

•	the relative illiquidity of real estate investments;

•	changing submarket demographics; and

•	property damage resulting from seismic activity or other natural disasters.

We depend upon significant tenants and the loss of a significant tenant could adversely affect our financial condition, revenues and results of operations.  As of December 31, 2010, our fifteen largest tenants represented approximately 39.5% of total annualized base rental revenues. See further discussion on the composition of our tenants by industry and our largest tenants under “Item 1: Business—Significant Tenants” and “Item 2: Properties—Significant Tenants.”

Although we have been able to mitigate the impact of past significant tenant defaults on our financial condition, revenues, and results of operations, our financial condition, results of operations, ability to borrow funds, and cash flows would be adversely affected if any of our significant tenants fails to renew its lease(s), renew its lease(s) on terms less favorable to us, or becomes bankrupt or insolvent or otherwise unable to satisfy its lease obligations.

Downturn in tenants’ businesses may reduce our cash flows.  For the year ended December 31, 2010, we derived approximately 99.0% of our revenues from continuing operations from rental income and tenant reimbursements. A tenant may experience a downturn in its business, which may weaken its financial condition and result in its failure to make timely rental payments or result in defaults under our leases. In the event of default by a tenant, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.

The bankruptcy or insolvency of a major tenant also may adversely affect the income produced by our properties. If any tenant becomes a debtor in a case under the Bankruptcy Code, we cannot evict the tenant solely because of the bankruptcy. In addition, the bankruptcy court might permit the tenant to reject and terminate its lease with us. Our claim against the tenant for unpaid and future rent could be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. Therefore, our claim for unpaid rent would likely not be paid in full. Any losses resulting from the bankruptcy of any of our existing tenants could adversely impact our financial condition, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

We may be unable to renew leases or re-lease available space.  As of December 31, 2010, we had office and industrial space available for lease representing approximately 10.9% of the total square footage of our properties. In addition, leases representing approximately 5.8% and 10.3% of the leased rentable square footage of our properties are scheduled to expire in 2011 and 2012, respectively. Above market rental rates on some of our properties may force us to renew or re-lease expiring leases at rates below current lease rates. As of December 31, 2010, we believe that the weighted average cash rental rates for our overall portfolio, including recently acquired properties, are approximately 10% above the current average quoted market rental rates, and weighted average cash rental rates for leases scheduled to expire during 2011 are approximately 15% above the current average quoted market rental rates, although individual properties within any particular submarket presently may be leased at, above, or below the current market rental rates within that submarket. We cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current rental rates. If the average rental rates for our properties decrease or existing tenants do not renew their leases, our financial condition, results of operations, cash flows, the quoted trading price of the Company’s common stock and of the Operating Partnership’s publicly-traded notes, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders could be adversely affected.

We are subject to governmental regulations that may affect the development, redevelopment, and use of our properties.  We are subject to governmental regulations that may have a material adverse effect on our financial condition, results of operations, cash flow, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

Our properties are subject to regulation under federal laws, such as the Americans with Disabilities Act of 1990 (the “ADA”) and updates thereof under which all public accommodations must meet federal requirements related to access and use by disabled persons, and state and local laws addressing earthquake, fire, and life safety requirements. Although we believe that our properties substantially comply with requirements under applicable governmental regulations, none of our properties have been audited or investigated for compliance by any regulatory agency. If we were not in compliance with material provisions of the ADA or other regulations affecting our properties, we might be required to take remedial action, which could include making modifications or renovations to properties. Federal, state, or local governments may also enact future laws and regulations that could require us to make significant modifications or renovations to our properties. If we were to incur substantial costs to comply with the ADA or any other regulations, our financial condition, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders could be adversely affected.

Our properties are subject to land use rules and regulations that govern our development, redevelopment, and use of our properties. Restrictions on our ability to develop, redevelop, or use our properties resulting from changes in the existing land use rules and regulations could have an adverse effect on our financial position, results of operations, cash flows, quoted trading price of our securities, our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

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

Our debt level reduces cash available for distribution and may expose us to the risk of default under our debt obligations.  Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties or to pay in cash the distributions necessary to maintain the Company’s REIT qualification. See “—Risks Related to the Company’s Status as a REIT-Loss of the Company’s REIT status would have significant adverse consequences to us and the value of the Company’s common stock.” Our level of debt and the limitations imposed by our debt agreements may have substantial consequences to us, including the following:

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

If one or more of these events were to occur, our financial condition, results of operations, cash flow, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders could be adversely affected. In addition, foreclosures could create taxable income without accompanying cash proceeds, which could require our security holders to pay income tax. As of December 31, 2010, we had approximately $1.5 billion aggregate principal amount of indebtedness, $75.0 million of which is contractually due prior to December 31, 2011. Our total debt and preferred equity at December 31, 2010 represented 45.8% of our total market capitalization (which we define as the aggregate of our long-term debt, liquidation value of our preferred equity, and the market value of the Company’s common stock and common units).

For the calculation of our market capitalization and additional information on debt maturities see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources of the Company.”

Our credit facility includes financial covenants relating to our operations, which could limit our ability to make distributions to our stockholders.  We rely exclusively on cash distributions we receive from the Operating Partnership for our working capital, including the cash necessary to pay dividends and distributions on shares of our common stock and preferred stock. The Operating Partnership has a $500 million unsecured revolving credit facility (the “Credit Facility”) which restricts the Operating Partnership from making, in any year, distributions to us or other holders of its partnership interests in an aggregate amount in excess of the greater of:

•	95% of the Operating Partnership’s consolidated funds from operations (as defined in the Credit Facility) for such year; and

•	an amount which results in distributions to us (excluding any preferred partnership distributions to the extent the same have been deducted from consolidated funds from operation for such year) in an amount sufficient to permit us to (a) pay dividends to our stockholders which we reasonably believe are necessary to maintain our qualification as a REIT for federal and state income tax purposes and (b) avoid the payment of federal or state income or exercise tax.

In addition, the Credit Facility provides that, if the Operating Partnership fails to pay when due any principal of or interest on any borrowings under the Credit Facility, then the Operating Partnership may make only those partnership distributions to us and other holders of its partnership interests necessary to enable us to make distributions to our stockholders which we reasonably believe are necessary to maintain our status as a REIT for federal and state income tax purposes. Any limitation on our ability to make distributions to our stockholders, whether as a result of these provisions in the Credit Facility or otherwise, could have a material adverse effect on the market value of our common stock and preferred stock.

We face significant competition, which may decrease the occupancy and rental rates of our properties.  We compete with several developers, owners, and operators of office, industrial, and other commercial real estate, many of which own properties similar to ours in the same submarkets in which our properties are located but which have lower occupancy rates than our properties. Therefore, our competitors have an incentive to decrease rental rates until their available space is leased. As previously mentioned, at December 31, 2010 we believe that the weighted average cash rental rates for our overall portfolio are 10% above the current average quoted market rental rates. If our competitors offer space at rental rates below the rates currently charged by us for comparable space, we may be pressured to reduce our rental rates below those currently charged in order to retain tenants when our tenant leases expire. As a result, our financial condition, results of operations, cash flow, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders may be adversely affected.

Potential casualty losses, such as earthquake losses, may not be covered by insurance and payment of such losses may adversely affect our financial condition and results of operations.  We carry comprehensive liability, fire, extended coverage, rental loss, and terrorism insurance covering all of our properties. Management believes the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage, and industry practice. We do not carry insurance for generally uninsurable losses such as loss from riots or acts of God. Some of our policies, like those covering losses resulting from floods, are subject to limitations involving large deductibles or co-payments.

We are subject to environmental and health and safety laws and regulations, and any costs to comply with, or liabilities arising under, such laws and regulations could be material.  As an owner, operator, manager, and developer of real properties, we are subject to environmental and health and safety laws and regulations. Certain of these laws and regulations impose joint and several liability, without regard to fault, for investigation and clean-up costs on current and former owners and operators of real property and persons who have disposed of or released hazardous substances into the environment. At some of the properties, there are asbestos-containing materials, or tenants routinely handle hazardous substances as part of their operations. In addition, historical operations, including the presence of underground storage tanks, have caused soil or groundwater contamination at or near some of the properties. Although we believe that the prior owners of the affected properties conducted remediation of known soil contamination at these properties, we cannot assure you that all such contamination has been remediated. The discovery of previously unknown contamination or the compliance with existing or new environmental or health and safety laws and regulations could require us to incur costs or liabilities that could be material.

Earthquake damage to our properties could have an adverse effect on our financial condition and operating results.  All but one of our properties are located in California. We carry earthquake insurance on our properties in an amount and with deductibles that management believes are commercially reasonable. However, the amount of our earthquake insurance coverage may not be sufficient to cover losses from earthquakes. In addition, our earthquake insurance policies include substantial self-insurance portions, and we may discontinue earthquake insurance on some or all of our properties in the future if the cost of premiums for earthquake insurance exceeds the value of the coverage discounted for the risk of loss. If we experience a loss that is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if the properties were irreparable.

We may be unable to complete acquisitions and successfully operate acquired properties.  We continually evaluate the market of available properties and may continue to acquire office and industrial properties and undeveloped land when strategic opportunities exist. Our ability to acquire properties on favorable terms and successfully operate them is subject to the following risks:

•	we may potentially be unable to acquire a desired property because of competition from other real estate investors with significant capital, including both publicly traded REITs and institutional investment funds;

•	the possibility that, even if we enter into agreements for the acquisition of office and industrial properties, we may be unable to complete such acquisitions since they remain subject to customary conditions to closing including the completion of due diligence investigations to management’s satisfaction;

•	we may be unable to finance acquisitions on favorable terms or at all;

•	we may spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;

•	we may lease acquired properties at below expected rental rates;

•	we may acquire properties that are subject to liabilities for which we may have limited or no recourse; and

•	we may be unable to complete an acquisition after making a nonrefundable deposit and incurring certain other acquisition related costs.

If we cannot finance property acquisitions on favorable terms or operate acquired properties to meet financial expectations, our financial condition, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders could be adversely affected.

We may be unable to successfully complete and operate acquired, developed, and redeveloped properties.  There are significant risks associated with property acquisition, development, and redevelopment including the possibility that:

•	we may be unable to lease acquired, developed, or redeveloped properties at expected rental rates or within budgeted timeframes;

•	we may not complete development or redevelopment properties on schedule or within budgeted amounts;

•	we may expend funds on and devote management’s time to acquisition, development, or redevelopment properties that we may not complete;

•	we may encounter delays or refusals in obtaining all necessary zoning, land use, and other required entitlements, and building, occupancy, and other required governmental permits and authorizations;

•	we may encounter delays, refusals, unforeseen cost increases, and other impairments resulting from third-party litigation; and

•	we may fail to obtain the financial results expected from properties we acquire, develop, or redevelop.

If one or more of these events were to occur in connection with our acquired properties, undeveloped land, or development or redevelopment properties under construction, we could be required to recognize an impairment loss. These events could also have an adverse impact on our financial condition, results of operations, cash flow, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

While we historically have acquired, developed, and redeveloped office properties in California markets, we acquired one property in Washington during the year ended December 31, 2010 and may in the future acquire, develop, or redevelop properties for other uses and expand our business to other geographic regions where we expect the development or acquisition of property to result in favorable risk-adjusted returns on our investment. Presently, we do not possess the same level of familiarity with development of property types other than office and industrial, or with certain outside markets, which could adversely affect our ability to acquire or develop properties or to achieve expected performance.

We could default on leases for land on which some of our properties are located.  As of December 31, 2010, we owned one office complex, Kilroy Airport Center in Long Beach, California, located on various land parcels, which we lease individually on a long-term basis. As of December 31, 2010, we had approximately 949,100 aggregate rentable square feet, or 6.8% of our total stabilized portfolio, of rental space located on these leased parcels. If we default under the terms of any particular lease, we may lose the ownership rights to the property subject to the lease. Upon expiration of a lease, we may not be able to renegotiate a new lease on favorable terms, if at all. The loss of the ownership rights to these properties or an increase of rental expense could have an adverse effect on our financial condition, results of operations, cash flow, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

Real estate assets are illiquid, and we may not be able to sell our properties when we desire.  Our investments in our properties are relatively illiquid, limiting our ability to sell our properties quickly in response to changes in economic or other conditions. In addition, the Code generally imposes a 100% prohibited transaction tax on the Company on profits derived from sales of properties held primarily for sale to customers in the ordinary course of business, which effectively limits our ability to sell properties other than on a selected basis. These restrictions on our ability to sell our properties could have an adverse effect on our financial condition, results of operations, cash flow, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

We may invest in securities related to real estate, which could adversely affect our ability to pay dividends and distributions to our security holders.  We may purchase securities issued by entities which own real estate and may, in the future, also invest in mortgages. In general, investments in mortgages are subject to several risks, including:

•	borrowers may fail to make debt service payments or pay the principal when due;

•	the value of the mortgaged property may be less than the principal amount of the mortgage note securing the property; and

•	interest rates payable on the mortgages may be lower than our cost for the funds used to acquire these mortgages.

Owning these securities may not entitle us to control the ownership, operation, and management of the underlying real estate. In addition, we may have no control over the distributions with respect to these securities, which could adversely affect our ability to pay dividends and distributions to our security holders.

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

Risks Related to our Organizational Structure

Our growth depends on external sources of capital that are outside of our control and the inability to obtain capital on terms that are acceptable to us, or at all, could adversely affect our financial condition and results of operations.  The Company is required under the Code to distribute at least 90% of its taxable income (subject to certain adjustments and excluding net capital gain) and the Operating Partnership is required to make distributions to the Company to allow the Company to satisfy these REIT distribution requirements. For distributions with respect to our 2008 through 2011 taxable years, IRS guidance allows the Company to satisfy up to 90% of this requirement through the distribution of shares of its common stock, if certain conditions are met. Because of these distribution requirements, the Operating Partnership is required to make distributions to the Company, and we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, management relies on third-party sources of capital to fund our capital needs. We may not be able to obtain financing on favorable terms or at all. Any additional debt we incur will increase our leverage. Access to third-party sources of capital depends, in part, on general market conditions and the availability of credit, the market’s perception of our growth potential, our current and expected future earnings, our cash flows and cash distributions, and the quoted market price of our securities. If we cannot obtain capital from third-party sources, our financial condition, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders may be adversely affected.

Our common limited partners have limited approval rights, which may prevent us from completing a change of control transaction that may be in the best interests of all our security holders.  The Company may not withdraw as the Operating Partnership’s general partner or transfer its general partnership interest in the Operating Partnership without the approval of the holders of at least 60% of the units representing common limited partnership interests, including the common units held by the Company in its capacity as the Operating Partnership’s general partner. In addition, the Company may not engage in a merger, consolidation, or other combination or the sale of substantially all of its assets or such similar transaction, without the approval of the holders of 60% of the common units, including the common units held by the Company in its capacity as the Operating Partnership’s general partner. The right of our common limited partners to vote on these transactions could limit our ability to complete a change of control transaction that might otherwise be in the best interest of all our security holders.

In certain circumstances, our limited partners must approve our dissolution and the disposition of properties contributed by the limited partners.  For as long as limited partners own at least 5% of all of our partnership interests, we must obtain the approval of limited partners holding a majority of the units representing common limited partnership interests before we may dissolve. As of December 31, 2010, limited partners owned approximately 3.2% of our partnership interests, of which 2.7% was owned by John B. Kilroy, Sr. and John B. Kilroy, Jr. In addition, we agreed to use commercially reasonable efforts to minimize the tax consequences to common limited partners resulting from the repayment, refinancing, replacement, or restructuring of debt, or any sale, exchange, or other disposition of any of our other assets. The exercise of one or more of these approval rights by the limited partners could delay or prevent us from completing a transaction that may be in the best interest of all our security holders.

The Chairman of our board of directors and our President and Chief Executive Officer each have substantial influence over our affairs.  John B. Kilroy, Sr. is the Chairman of our board of directors and the father of John B. Kilroy, Jr., our President and Chief Executive Officer. Each is a member of our board of directors, and together, as of December 31, 2010, they beneficially owned approximately 3.3% of the total outstanding shares of the Company’s common stock. The percentage of outstanding shares of common stock beneficially owned includes 239,477 shares of common stock, 176,616 restricted stock units that were vested and held by John B. Kilroy, Jr. at December 31, 2010, and assumes the exchange into shares of the Company’s common stock of the 1,335,135 common units held by Messrs. Kilroy (which are redeemable in exchange for, at the option of the Company, an equal number of shares of the Company’s common stock). The beneficial ownership percentage excludes 33,201 nonvested restricted stock units held by John B. Kilroy, Jr. at December 31, 2010.

Pursuant to the Company’s charter, no other stockholder may own, actually or constructively, more than 7.0% of the outstanding Company common stock without obtaining a waiver from the board of directors. The board of directors has waived the ownership limits with respect to John B. Kilroy, Sr., John B. Kilroy, Jr., members of their families, and some of their affiliated entities. These named individuals and entities may own either actually or constructively, in the aggregate, up to 19.6% of the Company’s outstanding common stock, excluding Operating Partnership units that are exchangeable into shares of Company common stock. Consequently, Messrs. Kilroy have substantial influence on the Company, and because the Company is the manager of the Operating Partnership, on the Operating Partnership, and could exercise their influence in a manner that is not in the best interest of our stockholders, noteholders or unitholders. Also, they may, in the future, have a substantial influence on the outcome of any matters submitted to our stockholders or unitholders for approval.

There are restrictions on the ownership of the capital stock of the Company, which limit the opportunities for a change of control at a premium to existing security holders.  Provisions of the Maryland General Corporation Law, the Company’s charter and bylaws, and the Operating Partnership’s partnership agreement may delay, deter, or prevent a change of control over us, or the removal of existing management. Any of these actions might prevent our security holders from receiving a premium for their common shares or common units over the then-prevailing market price of the shares of the Company’s common stock.

The Code contains ownership limits on the Company’s capital stock that apply as a result of the Company’s decision to be taxed as a REIT, including:

•	no more than 50% in value of the Company’s capital stock may be owned, actually or constructively, by five or fewer individuals, including some entities, during the last half of a taxable year;

•	the Company’s common stock must be held by a minimum of 100 persons for at least 335 days of a 12-month taxable year, or a proportionate part of a short taxable year; and

•	if the Operating Partnership, the Company or any entity which owns 10% or more of the Company’s capital stock, actually or constructively own 10% or more of one of the Operating Partnership’s tenants, a tenant of the Company or any partnership in which the Operating Partnership or the Company is a partner, then any rents received from that tenant will not be qualifying income for purposes of the Code’s REIT gross income tests, regardless of whether the rent is received directly or through a partnership.

The Company’s charter also establishes ownership limits to protect the Company’s REIT status. No single stockholder may own, either actually or constructively, absent a waiver from the board of directors, more than 7.0% (by value or by number of shares, whichever is more restrictive) of the Company’s common stock outstanding. Similarly, absent a waiver from the board of directors, no single holder of the Company’s 7.45% Series A

Cumulative Redeemable Preferred stock (the “Series A Preferred Stock”), if issued, may actually or constructively own any class or series of the Company’s preferred stock, so that their total capital stock ownership would exceed 7.0% by value of the Company’s total outstanding shares of capital stock; no single holder of the Company’s 7.8% Series E Cumulative Redeemable Preferred stock (the “Series E Preferred Stock”) may actually or constructively own more than 9.8% (by value or by number of shares, whichever is more restrictive) of the Company’s Series E Preferred Stock; and no single holder of the Company’s 7.5% Series F Cumulative Redeemable Preferred stock (the “Series F Preferred Stock”) may actually or constructively own more than 9.8% (by value or by number of shares, whichever is more restrictive) of the Company’s Series F Preferred Stock.

The board of directors may waive the ownership limits if it is satisfied that the excess ownership would not jeopardize the Company’s REIT status and if it believes that the waiver would be in our best interest. The board of directors has waived the ownership limits with respect to John B. Kilroy, Sr., John B. Kilroy, Jr., members of their families, and some of their affiliated entities. These named individuals and entities may own either actually or constructively, in the aggregate, up to 19.6% of the Company’s outstanding common stock, excluding units that are exchangeable into shares of common stock. The board of directors has also waived the ownership limits with respect to the initial purchasers of each of our 3.25% Exchangeable Senior Notes due 2012 (the “3.25% Exchangeable Notes”) and the 4.25% Exchangeable Senior Notes due 2014 (the “4.25% Exchangeable Notes” and, together with the 3.25% Exchangeable Notes, the “Exchangeable Notes”) and certain of their affiliated entities to beneficially own up to 9.8%, in the aggregate, of the Company’s common stock in connection with hedging the capped call transactions.

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

The Company’s charter contains provisions that may delay, deter, or prevent a change of control transaction.  The following provisions of the Company’s charter may delay or prevent a change of control over us, even if a change of control might be beneficial to our security holders, deter tender offers that may be beneficial to our security holders, or limit security holders’ opportunity to receive a potential premium for their shares and/or units if an investor attempted to gain shares beyond the Company’s ownership limits or otherwise to effect a change of control:

•	The Company’s charter authorizes the board of directors to issue up to 30,000,000 shares of the Company’s preferred stock, including convertible preferred stock, without stockholder approval. The board of directors may establish the preferences, rights, and other terms, including the right to vote and the right to convert into common stock any shares issued. The issuance of preferred stock could delay or prevent a tender offer or a change of control even if a tender offer or a change of control was in our security holder’s interest. As of December 31, 2010, 5,060,000 shares of the Company’s preferred stock were issued and outstanding, consisting of 1,610,000 shares of the Company’s Series E Preferred Stock and 3,450,000 shares of the Company’s Series F Preferred Stock, and an additional 1,500,000 shares of preferred stock were designated as Series A Preferred Stock, which was reserved for possible issuance in exchange for the Operating Partnership’s outstanding Series A Preferred Units (the “Series A Preferred Units”); and

•	The Company’s charter states that any director, or the entire board of directors, may be removed from office at any time, but only for cause and then only by the affirmative vote of the holders of at least two thirds of the votes of the Company’s capital stock entitled to be cast in the election of directors.

The board of directors may change investment and financing policies without unitholder or stockholder approval, causing us to become more highly leveraged, which may increase our risk of default under our debt obligations.

We are not limited in our ability to incur debt.  Our financing policies and objectives are determined by the board of directors. Our goal is to limit our dependence on leverage and maintain a conservative ratio of debt to total market capitalization. However, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. As of December 31, 2010, we had approximately $1.5 billion aggregate principal amount of indebtedness outstanding, which represented 40.2% of our total market capitalization. Our total debt and the liquidation value of our preferred equity as a percentage of total market capitalization was approximately 45.8% as of December 31, 2010. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources of the Company” for a calculation of our market capitalization. These ratios may be increased or decreased without the consent of our unitholders or stockholders. Increases in the amount of debt outstanding would result in an increase in our debt service, which could adversely affect cash flow and our ability to pay dividends and distributions to our security holders. Higher leverage also increases the risk of default on our obligations and limits our ability to obtain additional financing in the future.

We may issue additional common units and shares of capital stock without unitholder or stockholder approval, as applicable, which may dilute unitholder or stockholder investment.  The Company may issue shares of our common stock, preferred stock, or other equity or debt securities without stockholder approval, including the issuance of shares to satisfy REIT dividend distribution requirements. Similarly, the Operating Partnership may offer our common or preferred units for contributions of cash or property without approval by our unitholders. Further, under certain circumstances, the Company may issue shares of our common stock in exchange for the Operating Partnership’s outstanding Exchangeable Notes. Existing security holders have no preemptive rights to acquire any of these securities, and any issuance of equity securities under these circumstances may dilute a unitholder’s or stockholder’s investment.

Sales of a substantial number of shares of the Company’s securities, or the perception that this could occur, could result in decreasing the quoted market price per share for the Company’s common stock and of the Operating Partnership’s publicly-traded notes.  Management cannot predict whether future issuances of shares of the Company’s common stock or the availability of shares for resale in the open market will result in decreasing the market price per share of the Company’s common stock. As of December 31, 2010, 52,349,670 shares of the Company’s common stock and 5,060,000 shares of the Company’s preferred stock, consisting of 1,610,000 shares of Series E Preferred Stock and 3,450,000 shares of Series F Preferred Stock, were issued and outstanding, and an additional 1,500,000 shares of preferred stock were designated as Series A Preferred Stock, which was reserved for possible issuance in exchange for the Operating Partnership’s outstanding Series A Preferred Units.

As of December 31, 2010, the Company had reserved for future issuance the following shares of common stock: 1,723,131 shares issuable upon the exchange, at the Company’s option, of the Operating Partnership’s common units; 4,375,533 shares remained available for grant under our 2006 Incentive Award Plan (see Note 12 to our consolidated financial statements); 713,822 shares issuable upon settlement of restricted stock units (“RSUs”); 20,000 shares issuable upon exercise of outstanding options; and 975,101 shares issuable under our the Company’s Dividend Reinvestment and Direct Stock Purchase Plan, as well as 1,681,813 and 4,800,796 shares potentially issuable under certain circumstances, in exchange for the 3.25% Exchangeable Notes and 4.25% Exchangeable Notes, respectively. The Company has a currently effective registration statement registering 1,723,131 shares of our common stock for possible issuance to the holders of the Operating Partnership’s common units. That registration statement also registers 306,808 shares of common stock held by certain stockholders for possible resale. The Company also has a currently effective registration statements registering the 1,681,813 shares of our common stock that may potentially be issued in exchange for the Operating Partnership’s presently outstanding 3.25% Exchangeable Notes, and 4,800,796 shares of our common stock that may potentially be issued in exchange for the Operating Partnership’s presently outstanding 4.25% Exchangeable Notes. Consequently, if and when the shares are issued, they may be freely traded in the public markets.

Risks Related to the Company’s Status as a REIT

Loss of the Company’s REIT status would have significant adverse consequences to us and the value of the Company’s common stock.  The Company currently operates in a manner that is intended to allow the Company to qualify as a REIT for federal income tax purposes under the Code. If the Company were to lose its REIT status, the

Company would face serious tax consequences that would substantially reduce the funds available for distribution to our unitholders and stockholders for each of the years involved because:

•	the Company would not be allowed a deduction for distributions to our stockholders in computing the Company’s taxable income and would be subject to federal income tax at regular corporate rates;

•	the Company could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and

•	unless entitled to relief under statutory provisions, the Company could not elect to be taxed as a REIT for four taxable years following the year during which the Company was disqualified.

In addition, if the Company failed to qualify as a REIT, the Company will not be required to make distributions to our stockholders, and all distributions to our stockholders will be subject to tax as regular corporate dividends to the extent of its current and accumulated earnings and profits. As a result of all these factors, the Company’s failure to qualify as a REIT also could impair our ability to expand our business and raise capital and could adversely affect the value of the Company’s common stock.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury regulations that have been promulgated under the Code is greater in the case of a REIT that, like us, holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within our control may affect the Company’s ability to continue to qualify as a REIT. For example, to qualify as a REIT, at least 95% of the Company’s gross income in any year must be derived from qualifying sources. Also, the Company must make distributions to stockholders aggregating annually at least 90% of the Company’s taxable income (subject to certain adjustments and excluding net capital gain). For distributions with respect to our 2008 through 2011 taxable years, IRS guidance allows the Company to satisfy up to 90% of this requirement through the distribution of shares of its common stock, if certain conditions are met. In addition, legislation, new regulations, administrative interpretations, or court decisions may adversely affect the Company’s security holders, or the Company’s ability to qualify as a REIT for federal income tax purposes or the desirability of an investment in a REIT relative to other investments. Although management believes that we are organized and that we operate in a manner to permit the Company to continue to qualify as a REIT, we can provide no assurance to that effect.

To maintain the Company’s REIT status, we may be forced to borrow funds on a short-term basis during unfavorable market conditions.  To qualify as a REIT, the Company generally must distribute to our stockholders at least 90% of the Company’s taxable income each year (subject to certain adjustments and excluding net capital gain) and we will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our net taxable income each year. In addition, the Company will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our net capital gains, and 100% of our undistributed income from prior years. For distributions with respect to our 2008 through 2011 taxable years, IRS guidance allows the Company to satisfy up to 90% of this requirement through the distribution of shares of its common stock, if certain conditions are met. To maintain the Company’s REIT status and avoid the payment of federal income and excise taxes, the Operating Partnership may need to borrow funds on a short-term basis and loan the proceeds to the Company so we can meet the REIT distribution requirements even if the then-prevailing market conditions are not favorable for these borrowings. These short-term borrowing needs could result from differences in timing between the actual receipt of income and inclusion of income for federal income tax purposes, or the effect of nondeductible capital expenditures, the creation of reserves, or required debt or amortization payments.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

General

As of December 31, 2010, our stabilized portfolio of operating properties was comprised of the following office and industrial properties, all but one of which are located in California.

	Number of	Rentable	Number of	Percentage Occupied
	Buildings	Square Feet	Tenants	at December 31, 2010

Office Properties	100	10,395,208	365	87.5%
Industrial Properties	40	3,602,896	58	93.9%

Total Stabilized Portfolio	140	13,998,104	423	89.1%

Our stabilized portfolio excludes undeveloped land, one office redevelopment property that is currently under construction and one industrial property that we are in the process of repositioning for residential use. We own all of our properties through the Operating Partnership and the Finance Partnership. All our properties are held in fee except for the seven office buildings located at Kilroy Airport Center in Long Beach, California, which are held subject to leases for the land that expire in 2084.

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

We believe that all of our properties are well maintained and do not require significant capital improvements. As of December 31, 2010, we managed all of our properties through internal property managers.

Office and Industrial Properties

The following table sets forth certain information relating to each of the stabilized Office Properties and Industrial Properties owned as of December 31, 2010.

						Average
					Annualized	Base Rental
				Percentage	Base Rental	Revenue
	No. of	Year Built/	Rentable	Occupied at	Revenue	Per Sq. Ft.
Property Location	Buildings	Renovated	Square Feet	12/31/10(1)	($000’s)(2)	($)(3)

Office Properties:
Los Angeles County
23925 Park Sorrento, Calabasas, California	1	2001	11,789	100.0%	$421	$35.71
23975 Park Sorrento, Calabasas, California	1	2002	100,592	86.8%	3,126	36.94
24025 Park Sorrento, Calabasas, California	1	2000	102,264	96.8%	3,096	31.27
26541 Agoura Road Calabasas, California	1	1988	90,156	100.0%	1,628	18.06
5151 Camino Ruiz, Camarillo, California(15)	2	1982	187,861	89.4%	1,879	11.19
5153 Camino Ruiz, Camarillo, California(10)	1	1982	38,655	100.0%	626	16.19
5155 Camino Ruiz, Camarillo, California(10)	1	1982	38,856	100.0%	221	11.70

						Average
					Annualized	Base Rental
				Percentage	Base Rental	Revenue
	No. of	Year Built/	Rentable	Occupied at	Revenue	Per Sq. Ft.
Property Location	Buildings	Renovated	Square Feet	12/31/10(1)	($000’s)(2)	($)(3)

2240 E. Imperial Highway, El Segundo, California	1	1983/2008	122,870	100.0%	2,643	21.51
2250 E. Imperial Highway, El Segundo, California	1	1983	293,261	90.5%	8,178	31.07
909 Sepulveda Blvd., El Segundo, California	1	1972/2005	241,607	98.7%	5,902	25.01
999 Sepulveda Blvd., El Segundo, California	1	1962/2003	127,901	100.0%	2,673	23.06
3750 Kilroy Airport Way, Long Beach, California(5)	1	1989	10,457	100.0%	137	19.85
3760 Kilroy Airport Way, Long Beach, California	1	1989	165,278	96.1%	4,675	29.42
3780 Kilroy Airport Way, Long Beach, California	1	1989	219,745	81.5%	4,888	27.96
3800 Kilroy Airport Way, Long Beach, California	1	2000	192,476	93.6%	5,298	29.40
3840 Kilroy Airport Way, Long Beach, California	1	1999	136,026	100.0%	4,915	36.13
3880 Kilroy Airport Way, Long Beach, California	1	1987	98,243	100.0%	1,289	13.12
3900 Kilroy Airport Way, Long Beach, California	1	1987	126,840	65.2%	2,066	25.05
12100 W. Olympic Blvd., Los Angeles, California	1	2003	150,167	65.1%	3,643	37.25
12200 W. Olympic Blvd., Los Angeles, California	1	2000	150,302	92.2%	4,093	39.70
12312 W. Olympic Blvd, Los Angeles, California(4)	1	1950/1997	78,000	100.0%	2,108	27.03
1633 26th Street, Santa Monica, California	1	1972/1997	44,915	100.0%	1,152	25.65
2100 Colorado Avenue, Santa Monica, California	3	1992/2009	94,844	58.9%	2,413	43.17
3130 Wilshire Blvd., Santa Monica, California	1	1969/1998	88,339	80.3%	2,265	31.93
501 Santa Monica Blvd., Santa Monica, California	1	1974	73,115	69.0%	2,043	40.50
2829 Townsgate Road, Thousand Oaks, California	1	1990	81,067	82.3%	2,046	30.67

Subtotal/Weighted Average— Los Angeles County	29		3,065,626	89.3%	73,424	27.66

San Diego County
12225 El Camino Real, Del Mar, California(22)	1	1998	60,148	24.5%	488	33.13
12235 El Camino Real, Del Mar, California(6)	1	1998	54,673	81.0%	1,587	35.83
12340 El Camino Real, Del Mar, California(6)	1	2002	87,405	80.2%	3,099	44.20
12390 El Camino Real, Del Mar, California(6)	1	2000	72,332	100.0%	3,069	42.43

						Average
					Annualized	Base Rental
				Percentage	Base Rental	Revenue
	No. of	Year Built/	Rentable	Occupied at	Revenue	Per Sq. Ft.
Property Location	Buildings	Renovated	Square Feet	12/31/10(1)	($000’s)(2)	($)(3)

12348 High Bluff Drive, Del Mar, California(6)	1	1999	38,710	93.5%	1,247	34.44
12400 High Bluff Drive, Del Mar, California(6)	1	2004	208,464	100.0%	9,897	47.48
3579 Valley Centre Drive, Del Mar, California(16)	1	1999	52,375	79.0%	1,572	37.99
3611 Valley Centre Drive, Del Mar, California(6)	1	2000	130,178	100.0%	4,504	36.42
3661 Valley Centre Drive, Del Mar, California(6)	1	2001	129,752	96.9%	3,760	32.51
3721 Valley Centre Drive, Del Mar, California(6)	1	2003	114,780	100.0%	3,767	32.82
3811 Valley Centre Drive, Del Mar, California(7)	1	2000	112,067	100.0%	5,199	46.39
6200 Greenwich Drive, Governor Park, California(7)	1	1999	71,000	100.0%	1,637	23.06
6220 Greenwich Drive, Governor Park , California(6)	1	1996/2010	141,214	100.0%	4,286	30.35
15051 Avenue of Science, I-15 Corridor, California(7)	1	2002	70,617	100.0%	2,035	28.82
15073 Avenue of Science, I-15 Corridor, California(7)	1	2002	46,759	100.0%	1,233	26.37
15231 Avenue of Science, I-15 Corridor, California(17)	1	2005	65,638	72.3%	936	19.71
15253 Avenue of Science, I-15 Corridor, California(7)	1	2005	37,437	100.0%	610	16.29
15333 Avenue of Science, I-15 Corridor, California(6)	1	2006	78,880	36.3%	737	25.74
15378 Avenue of Science, I-15 Corridor, California(7)	1	1990	68,910	100.0%	978	14.19
15004 Innovation Drive, I-15 Corridor, California(7)	1	2008	150,801	100.0%	7,364	48.83
15435 Innovation Drive, I-15 Corridor, California(18)	1	2000	51,500	63.5%	732	22.39
15445 Innovation Drive, I-15 Corridor, California(6)	1	2000	51,500	100.0%	1,214	23.57
13280 Evening Creek Drive South, I-15 Corridor, California(8)	1	2008	42,971	46.5%	541	27.08
13290 Evening Creek Drive South, I-15 Corridor, California	1	2008	61,176	0.0%	—	—
13480 Evening Creek Drive North, I-15 Corridor, California(6)	1	2008	149,817	100.0%	7,779	51.92
13500 Evening Creek Drive North, I-15 Corridor, California(6)	1	2004	147,533	100.0%	6,471	43.86
13520 Evening Creek Drive North, I-15 Corridor, California(6)	1	2004	141,368	97.7%	4,801	36.85
7525 Torrey Santa Fe, 56 Corridor, California(7)	1	2007	103,979	100.0%	3,012	28.97
7535 Torrey Santa Fe, 56 Corridor, California(7)	1	2007	130,243	100.0%	3,693	28.35

						Average
					Annualized	Base Rental
				Percentage	Base Rental	Revenue
	No. of	Year Built/	Rentable	Occupied at	Revenue	Per Sq. Ft.
Property Location	Buildings	Renovated	Square Feet	12/31/10(1)	($000’s)(2)	($)(3)

7545 Torrey Santa Fe, 56 Corridor, California(7)	1	2007	130,354	100.0%	3,609	27.69
7555 Torrey Santa Fe, 56 Corridor, California(7)	1	2007	101,236	100.0%	3,175	31.36
2355 Northside Drive, Mission Valley, California(6)	1	1990	50,425	59.4%	1,063	35.47
2365 Northside Drive, Mission Valley, California(6)	1	1990	91,260	82.4%	2,592	34.45
2375 Northside Drive, Mission Valley, California(6)	1	1990	48,949	78.6%	1,328	34.53
2385 Northside Drive, Mission Valley, California(6)	1	2008	88,795	71.8%	2,032	31.89
2305 Historic Decatur Road, Point Loma, California(21)	1	2009	103,900	95.4%	3,796	38.29
10020 Pacific Mesa Blvd, Sorrento Mesa, California(4)	1	2007	318,000	100.0%	7,683	24.16
4910 Directors Place, Sorrento Mesa, California(23)	1	2009	50,925	24.5%	592	47.36
4921 Directors Place, Sorrento Mesa, California(7)	1	2008	55,500	85.9%	1,155	24.22
4939 Directors Place, Sorrento Mesa, California(7)	1	2002	60,662	100.0%	2,276	37.52
4955 Directors Place, Sorrento Mesa, California(7)	1	2008	76,246	100.0%	2,881	37.79
5005 Wateridge Vista Drive, Sorrento Mesa, California	1	1999	61,460	0.0%	—	—
5010 Wateridge Vista Drive, Sorrento Mesa, California	1	1999	111,318	0.0%	—	—
10243 Genetic Center Drive, Sorrento Mesa, California(27)	1	2001	102,875	0.0%	—	—
6055 Lusk Avenue, Sorrento Mesa, California(4)	1	1997	93,000	100.0%	1,554	16.71
6260 Sequence Drive, Sorrento Mesa, California(7)	1	1997	130,536	100.0%	1,717	13.15
6290 Sequence Drive, Sorrento Mesa, California(7)	1	1997	90,000	100.0%	2,098	23.31
6310 Sequence Drive, Sorrento Mesa, California(7)	1	2000	62,415	100.0%	1,133	18.15
6340 Sequence Drive, Sorrento Mesa, California(7)	1	1998	66,400	100.0%	1,341	20.20
6350 Sequence Drive, Sorrento Mesa, California	1	1998	132,600	100.0%	2,507	18.91
10390 Pacific Center Court, Sorrento Mesa, California(7)	1	2002	68,400	100.0%	2,771	40.51
10394 Pacific Center Court, Sorrento Mesa, California(7)	1	1995	59,630	100.0%	1,096	18.38
10398 Pacific Center Court, Sorrento Mesa, California(7)	1	1995	43,645	100.0%	698	15.99
10421 Pacific Center Court, Sorrento Mesa, California(24)	1	1995/2002	79,871	63.0%	642	12.76

						Average
					Annualized	Base Rental
				Percentage	Base Rental	Revenue
	No. of	Year Built/	Rentable	Occupied at	Revenue	Per Sq. Ft.
Property Location	Buildings	Renovated	Square Feet	12/31/10(1)	($000’s)(2)	($)(3)

10445 Pacific Center Court, Sorrento Mesa, California(7)	1	1995	48,709	100.0%	831	17.06
10455 Pacific Center Court, Sorrento Mesa, California	1	1995	90,000	100.0%	1,112	12.36
10350 Barnes Canyon, Sorrento Mesa, California(6)	1	1998	38,018	100.0%	915	24.07
10120 Pacific Heights Drive, Sorrento Mesa, California(7)	1	1995	52,540	100.0%	977	18.60
5717 Pacific Center Blvd, Sorrento Mesa, California(4)	1	2001/2005	67,995	100.0%	1,503	22.10
4690 Executive Drive, UTC, California(9)	1	1999	47,212	88.3%	1,025	24.60
9455 Towne Center Drive, UTC, California	1	1998	45,195	0.0%	—	—
9785 Towne Center Drive, UTC, California(4)	1	1999	75,534	100.0%	1,374	18.19
9791 Towne Center Drive, UTC, California(4)	1	1999	50,466	100.0%	916	18.15

Subtotal/Weighted Average— San Diego County	63		5,466,298	86.4%	142,640	30.36

Orange County
4175 E. La Palma Avenue, Anaheim, California	1	1985	43,263	96.6%	780	19.19
8101 Kaiser Blvd. Anaheim, California	1	1988	59,790	100.0%	1,326	22.18
2211 Michelson, Irvine, California	1	2007	271,556	93.7%	9,905	39.42
111 Pacifica, Irvine Spectrum, California	1	1991	67,496	72.3%	1,043	23.42
999 Town & Country, Orange, California	1	1977/2009	98,551	100.0%	2,919	29.62

Subtotal/Weighted Average— Orange County	5		540,656	93.1%	15,973	32.28

San Francisco
303 Second Street, San Francisco, California(28)	1	1988	734,035	89.4%	24,298	37.20
100 First Street, San Francisco, California(28)	1	1988	466,490	76.2%	15,463	44.22

Subtotal/Weighted Average— San Francisco	2		1,200,525	84.3%	39,761	39.64

Greater Seattle
15050 N.E. 36th Street, Redmond, Washington(4)	1	1998	122,103	100.0%	3,130	25.63

Subtotal/Weighted Average— Greater Seattle	1		122,103	100.0%	3,130	25.63

TOTAL/WEIGHTED AVERAGE OFFICE PROPERTIES	100		10,395,208	87.5%	274,928	30.64

						Average
					Annualized	Base Rental
				Percentage	Base Rental	Revenue
	No. of	Year Built/	Rentable	Occupied at	Revenue	Per Sq. Ft.
Property Location	Buildings	Renovated	Square Feet	12/31/10(1)	($000’s)(2)	($)(3)

Industrial Properties:
Los Angeles County
2031 E. Mariposa Avenue, El Segundo, California	1	1954/1990	192,053	100.0%	2,960	15.41

Subtotal/Weighted Average— Los Angeles County	1		192,053	100.0%	2,960	15.41

Orange County
1000 E. Ball Road, Anaheim, California	1	1956	100,000	100.0%	757	7.57
1230 S. Lewis Road, Anaheim, California	1	1982	57,730	100.0%	388	6.72
1250 N. Tustin Avenue, Anaheim, California	1	1984	84,185	100.0%	593	7.04
3125 E. Coronado Street, Anaheim, California	1	1970	144,000	100.0%	598	4.15
3130/3150 Miraloma, Anaheim, California(11)	1	1970	144,000	100.0%	838	5.82
3250 E. Carpenter, Anaheim, California	1	1998	41,225	100.0%	314	7.62
3340 E. La Palma Avenue, Anaheim, California	1	1966	153,320	100.0%	661	4.31
3355 E. La Palma Avenue, Anaheim, California	1	1999	98,200	100.0%	923	9.40
4123 E. La Palma Avenue, Anaheim, California(13)	1	1985	70,863	100.0%	764	10.79
4155 E. La Palma Avenue, Anaheim, California(12)	1	1985	74,618	85.8%	731	11.42
5115 E. La Palma Avenue, Anaheim, California	1	1967/1998	286,139	100.0%	2,078	7.26
5325 E. Hunter Avenue, Anaheim, California	1	1983	110,487	100.0%	433	3.92
1145 N. Ocean Boulevard, Anaheim, California(25)	1	1999	65,447	0.0%	—	—
1201 N. Miller Street, Anaheim, California	1	1999	119,612	37.9%	441	9.74
1211 N. Miller Street, Anaheim, California	1	1999	200,646	100.0%	1,349	6.72
1231 N. Miller Street, Anaheim, California(26)	1	1999	113,242	56.7%	302	4.70
950 W. Central Avenue, Brea, California	1	1983	24,000	100.0%	214	8.92
1050 W. Central Avenue, Brea, California(19)	1	1984	30,000	80.0%	236	9.83
1150 W. Central Avenue, Brea, California	1	1984	30,000	100.0%	278	9.27
895 Beacon Street, Brea, California	1	1987	54,795	100.0%	400	7.30
955 Beacon Street, Brea, California	1	1987	37,916	100.0%	212	5.59

						Average
					Annualized	Base Rental
				Percentage	Base Rental	Revenue
	No. of	Year Built/	Rentable	Occupied at	Revenue	Per Sq. Ft.
Property Location	Buildings	Renovated	Square Feet	12/31/10(1)	($000’s)(2)	($)(3)

1125 Beacon Street, Brea, California	1	1988	49,178	100.0%	420	8.54
925 Lambert Road, Brea, California(14)	1	1999	80,000	100.0%	521	6.51
1075 Lambert Road, Brea, California(14)	1	1999	98,811	100.0%	663	6.71
1675 MacArthur Blvd, Costa Mesa, California	1	1986	50,842	100.0%	577	11.35
25902 Towne Center Drive, Foothill Ranch, California	1	1998	309,685	100.0%	2,459	7.94
12681/12691 Pala Drive, Garden Grove, California(20)	1	1970	84,700	82.6%	544	7.77
7421 Orangewood Avenue, Garden Grove, California(7)	1	1981	82,602	100.0%	643	7.78
7091 Belgrave Avenue, Garden Grove, California	1	1971	70,000	100.0%	310	4.43
12271 Industry Street, Garden Grove, California(6)	1	1972	20,000	100.0%	125	8.33
12311 Industry Street, Garden Grove, California(6)	1	1972	25,000	100.0%	196	7.84
7261 Lampson Avenue, Garden Grove, California	1	1974	47,092	100.0%	330	7.01
12472 Edison Way, Garden Grove, California	1	1984	55,576	100.0%	416	7.49
12442 Knott Street, Garden Grove, California	1	1985	58,303	100.0%	344	5.90
2055 S.E. Main Street, Irvine, California	1	1973	47,583	100.0%	541	11.37
1951 E. Carnegie Avenue, Santa Ana, California	1	1981	100,000	100.0%	746	7.46
2525 Pullman Street, Santa Ana, California	1	1976	103,380	100.0%	548	5.30
14831 Franklin Avenue, Tustin, California	1	1978	36,256	100.0%	279	7.70
2911 Dow Avenue, Tustin, California	1	1998	51,410	100.0%	316	6.15

Subtotal/Weighted Average— Orange County	39		3,410,843	93.5%	22,488	7.06

TOTAL/WEIGHTED AVERAGE INDUSTRIAL PROPERTIES	40		3,602,896	93.9%	25,448	7.53

TOTAL/WEIGHTED AVERAGE ALL PROPERTIES	140		13,998,104	89.1%	300,376	$24.32

(1)	Based on all leases at the respective properties in effect as of December 31, 2010. Includes month-to-month leases as of December 31, 2010.
(2)	Calculated as contractual base rental revenues as of December 31, 2010, determined in accordance with GAAP, annualized to reflect a twelve-month period. Annualized base rental revenues excludes the amortization of deferred revenue recorded for tenant-funded tenant improvements. Excludes month-to-month leases and vacant space as of December 31, 2010.
(3)	Reflects annualized contractual base rent calculated on a straight-line basis in accordance with GAAP excluding the amortization of deferred revenue related to tenant-funded tenant improvements and expense reimbursement revenue. Excludes month-to-month leases and vacant space as of December 31, 2010.

(4)	For these properties, the leases are written on a triple net basis.
(5)	For this property, leases of approximately 5,000 rentable square feet are written on a modified gross basis, a lease of approximately 2,000 rentable square feet is written on a full service gross basis, and a lease of approximately 3,000 rentable square feet is written on a gross basis whereby the tenant does not pay any operating expenses.
(6)	For these properties, the leases are written on a modified gross basis.
(7)	For these properties, the leases are written on a modified net basis.
(8)	For this property, a lease of approximately 20,000 rentable square feet is written on a modified net basis. A lease of approximately 5,000 rentable square feet was executed with one tenant during the fourth quarter of 2010 and is written on a modified gross basis. The remaining 18,000 rentable square feet is currently being marketed for lease.
(9)	For this property, leases of approximately 19,000 rentable square feet are written on a modified net basis, and leases of approximately 22,000 rentable square feet are written on a modified gross basis.
(10)	For this property, leases of approximately 20,000 rentable square feet are written on a full service gross basis, and leases of approximately 19,000 rentable square feet are written on a triple net basis.
(11)	For this property, a lease of approximately 144,000 rentable square feet is written on a modified net basis.
(12)	For this property, leases of approximately 15,000 rentable square feet are written on a full service gross basis, leases of approximately 31,000 rentable square feet are written on a triple net basis, and leases of approximately 18,000 rentable square feet are written on a modified triple net basis.
(13)	For this property, a lease of approximately 15,000 rentable square feet is written on a modified gross basis, and a lease of approximately 56,000 rentable square feet is written on a triple net basis.
(14)	For these properties, leases of approximately 142,000 rentable square feet are written on a modified net basis, and a lease of approximately 37,000 rentable square feet is written on a modified gross basis.
(15)	For this property, leases of approximately 168,000 rentable square feet are written on a triple net basis, and the remaining 20,000 rentable square feet are vacant.
(16)	For this property, a lease of approximately 41,000 rentable square feet is written on a modified gross basis. The remaining 11,000 rentable square feet is currently being marketed for lease.
(17)	For this property, a lease of approximately 47,000 rentable square feet is written on a modified net basis. The remaining 18,000 rentable square feet is currently being marketed for lease.
(18)	For this property, a lease of approximately 33,000 rentable square feet is written on a modified gross basis. The remaining 18,000 rentable square feet is currently being marketed for lease.
(19)	For this property, leases of approximately 24,000 rentable square feet are written on a modified gross basis.
(20)	For this property, a lease of approximately 70,000 rentable square feet is written on a modified net basis.
(21)	For this property, leases of approximately 82,000 rentable square feet are written on a modified gross basis, and a lease of approximately 17,000 rentable square feet is written on a gross basis. The remaining 5,000 rentable square feet is currently being marketed for lease.
(22)	For this property, a lease of approximately 15,000 rentable square feet is written on a modified gross basis. A lease of approximately 44,000 rentable square feet was executed with one tenant during the fourth quarter of 2010. The new lease is expected to commence in the first quarter of 2011.
(23)	For this property, a lease of approximately 13,000 rentable square feet is written on a modified net basis, and a lease of approximately 10,000 rentable square feet will commence in the first quarter of 2011 . The remaining 28,000 rentable square feet is currently being marketed for lease.
(24)	For this property, a lease of approximately 50,000 rentable square feet is written on a modified net basis. The remaining 30,000 rentable square feet is currently being marketed for lease.
(25)	For this property, a lease of approximately 65,000 rentable square feet was executed with one tenant during the fourth quarter of 2010. The new lease is expected to commence in the second quarter of 2011.
(26)	For this property, a lease of approximately 50,000 rentable square feet was executed with one tenant during the fourth quarter of 2010. The new lease is expected to commence in the second quarter of 2011.
(27)	For this property, a lease of approximately 103,000 rentable square feet was executed with one tenant during the fourth quarter of 2010. The new lease is expected to commence in the third quarter of 2011.
(28)	For these properties, the office leases are written on a full service gross basis and the retail leases are written on a triple net basis.

Re-entitlement Property

As of December 31, 2010, we were in the process of repositioning the following property for residential use.

			Rentable
	No. of	Year	Square	% Occupied at
Property Location	Buildings	Acquired	Feet	December 31, 2010

17150 Von Karman Irvine, California	1	1997	157,458	—

During the year ended December 31, 2010, we received notification that the zoning to allow high density residential improvements on the land underlying this property was adopted by the city of Irvine. We are currently evaluating strategic alternatives for this property.

In Process Redevelopment Property

As of December 31, 2010, we were in the process of redeveloping the following property.

	Construction Period		Estimated	Estimated
		Estimated	Stabilization	Rentable	%
Project	Start Date	Compl. Date	Date(1)	Square Feet	Leased

2260 E. Imperial Highway El Segundo, California	3Q 2010	3Q 2011	3Q 2012	300,000	—

(1)	Based on management’s estimation of the earlier of stabilized occupancy (95%) or one year from the date of substantial completion.

Future Development Pipeline

The following table sets forth certain information relating to our undeveloped land located in San Diego, California as of December 31, 2010.

		Gross
		Site
Project	Submarket	Acreage

Carlsbad Oaks—Lots 4, 5, 7 & 8	Carlsbad	32.0
Pacific Corporate Center—Lot 8	Sorrento Mesa	5.0
Rancho Bernardo Corporate Center	I-15 Corridor	21.0
One Paseo (San Diego Corporate Center)	Del Mar	23.0
Santa Fe Summit—Phase II and III	56 Corridor	21.8
Sorrento Gateway—Lot 2	Sorrento Mesa	6.3
Sorrento Gateway—Lot 7	Sorrento Mesa	7.6

Total		116.7

Significant Tenants

The following table sets forth information about our fifteen largest tenants based upon annualized rental revenues as of December 31, 2010.

			Percentage of
			Total
		Annualized Base	Annualized Base
	Property	Rental	Rental	Lease Expiration
Tenant Name	Segment	Revenues(1)	Revenues(1)	Date
		(in thousands)

Intuit, Inc.	Office	$15,126	5.0%	Various	(2)
Bridgepoint Education, Inc.	Office	15,099	5.0	Various	(3)
Scripps Health	Office	12,562	4.2	Various	(4)
Delta Dental of California	Office	10,834	3.6	Various	(5)
CareFusion Corporation(10)	Office	10,087	3.4	Various	(6)
DIRECTV, Inc.	Office	8,540	2.8	July 2014
AMN Healthcare, Inc.	Office	8,192	2.7	July 2018
Fish & Richardson P.C.	Office	6,071	2.0	October 2018
Hewlett-Packard Company	Office	5,803	1.9	Various	(7)
Wells Fargo(10)	Office	5,346	1.8	Various	(8)
BP Biofuels North America LLC	Office	5,128	1.7	Various	(9)
Epson America, Inc.	Office	4,915	1.6	October 2019
Mitchell International, Inc.	Office	3,775	1.3	October 2025
Avnet, Inc.	Office	3,768	1.3	February 2013
Scan Health Plan(10)	Office	3,626	1.2	June 2015

Total		$118,872	39.5%

(1)	Based upon annualized contractual base rental revenue, which is calculated on a straight-line basis in accordance with GAAP, for leases for which rental revenue is being recognized by us as of December 31, 2010.

(2)	The Intuit leases, which contribute $1.6 million and $13.5 million of annualized base rental revenues, expire in August 2012 and August 2017, respectively.
(3)	The Bridgepoint Education leases, which contribute $1.0 million, $6.3 million, and $7.8 million of annualized base rental revenues, expire in February 2017, July 2018, and September 2018, respectively.
(4)	The Scripps Health leases, which contribute $5.2 million and $7.4 million of annualized base rental revenues, expire in June 2021 and February 2027, respectively.
(5)	The Delta Dental leases, which contribute $0.5 million and $10.3 million of annualized base rental revenues, expire in December 2011 and May 2015, respectively.
(6)	The CareFusion Corporation leases, which contribute $0.8 million and $9.3 million of annualized base rental revenues, expire in February 2012 and August 2017, respectively.
(7)	The Hewlett-Packard Company leases, which contribute $4.3 million and $1.5 million of annualized base rental revenues, expire in April 2012 and July 2015, respectively.
(8)	The Wells Fargo leases, which contribute $0.1 million, $1.4 million, $1.0 million, $0.7 million, $2.0 million, and $0.1 million of annualized rental revenues, expire in January 2011, September 2013, November 2014, August 2015, September 2017, and February 2019, respectively.
(9)	During 2010, these leases were assigned from Verenium Corporation to BP Biofuels North America LLC. These leases, which contribute $2.9 million and $2.2 million of annualized base rental revenues, expire in November 2015 and March 2017, respectively.
(10)	We have entered into leases with various affiliates of the tenant name listed above.

The following table sets forth the composition of our tenant base by industry based on Standard Industrial Classifications as of December 31, 2010.

Percentage of Total
Annualized Base Rental
Industry	Revenues at December 31, 2010

Technology and Media	29.0%
Education and Health Services	22.0
Manufacturing	14.0
Finance, Insurance, and Real Estate	14.0
Professional, Business, and Other Services	12.0
Wholesale and Retail Trade	3.0
Government	2.0
Construction	2.0
Leisure and Hospitality	1.0
Transportation, Warehousing, and Public Utilities	1.0

Total	100.0%

Lease Expirations

The following table sets forth a summary of our lease expirations for the Office Properties and Industrial Properties for each of the next ten years beginning with 2011, assuming that none of the tenants exercise renewal options or termination rights. See further discussion of our lease expirations under “Item 1A: Risk Factors”.

Lease Expirations by Segment(1)

					Percentage of	Average
					Annualized	Annualized Base
		Net Rentable	Percentage of		Base	Rental Revenue
		Area Subject	Leased Square	Annualized Base	Rental Revenue	Per Square Foot
Year of	Number of	to Expiring	Feet Represented	Rental Revenue	Represented	Under
Lease	Expiring	Leases	by Expiring	Under Expiring	by Expiring	Expiring Leases
Expiration	Leases	(Sq. Ft.)	Leases	Leases (000’s)(2)	Leases(2)	(000’s)(2)

Office Properties:
2011	72	565,860	6.3%	$13,111	4.8%	$23.17
2012	75	816,845	9.1%	22,808	8.3%	27.92
2013	72	861,486	9.6%	23,451	8.5%	27.22
2014	57	1,139,710	12.7%	30,298	11.0%	26.58
2015	87	1,501,743	16.7%	49,544	18.0%	32.99
2016	31	454,198	5.1%	10,977	4.0%	24.17
2017	30	1,387,122	15.5%	40,375	14.7%	29.11
2018	15	765,681	8.5%	33,609	12.2%	43.89
2019	9	357,541	4.0%	13,477	4.9%	37.69
2020	11	460,774	5.1%	14,507	5.3%	31.48
2021 and beyond	9	660,878	7.4%	22,771	8.3%	34.46

	468	8,971,838	100.0%	$274,928	100.0%	$30.64

					Percentage of	Average
					Annualized	Annualized Base
		Net Rentable	Percentage of		Base	Rental Revenue
		Area Subject	Leased Square	Annualized Base	Rental Revenue	Per Square Foot
Year of	Number of	to Expiring	Feet Represented	Rental Revenue	Represented	Under
Lease	Expiring	Leases	by Expiring	Under Expiring	by Expiring	Expiring Leases
Expiration	Leases	(Sq. Ft.)	Leases	Leases (000’s)(2)	Leases(2)	(000’s)(2)

Industrial Properties:
2011	6	149,852	4.4%	$1,393	5.5%	$9.30
2012	11	452,557	13.4%	2,647	10.4%	5.85
2013	9	628,386	18.6%	4,671	18.4%	7.43
2014	13	501,364	14.8%	4,088	16.1%	8.15
2015	10	544,864	16.1%	3,839	15.1%	7.05
2016	3	297,497	8.8%	3,576	14.1%	12.02
2017	4	149,482	4.4%	888	3.5%	5.94
2018	2	137,397	4.1%	1,043	4.1%	7.59
2019	2	168,200	5.0%	1,467	5.8%	8.72
2020	1	50,842	1.5%	577	2.3%	11.35
2021 and beyond	2	297,320	8.9%	1,259	4.7%	4.23

	63	3,377,761	100.0%	$25,448	100.0%	$7.53

Total
Portfolio	531	12,349,599	100.0%	$300,376	100.0%	$24.32

(1)	The information presented reflects leasing activity through December 31, 2010. For leases that have been renewed early or space that has been re-leased to a new tenant, the expiration date and annualized base rent information presented takes into consideration the renewed or re-leased lease terms. Excludes space leased under month-to-month leases and vacant space as of December 31, 2010.

(2)	Reflects annualized contractual base rent calculated on a straight-line basis in accordance with GAAP excluding the amortization of deferred revenue related to tenant-funded tenant improvements and expense reimbursement revenue. Additionally, the underlying leases contain various expense structures including full service gross, modified gross and triple net.

Secured Debt

As of December 31, 2010, the Operating Partnership had six outstanding mortgage notes payable, which were secured by certain of our properties. Our secured debt represents an aggregate indebtedness of approximately $313.7 million, before the effect of unamortized discounts. See additional information regarding our secured debt in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity” and “Capital Resources—Liquidity Sources,” Notes 6 and 7 to our consolidated financial statements, and Schedule III—Real Estate and Accumulated Depreciation included with this report. Management believes that, as of December 31, 2010, the value of the properties securing the applicable secured obligations in each case exceeded the principal amount of the outstanding obligation.

ITEM 3.	LEGAL PROCEEDINGS

We and our properties are subject to routine litigation incidental to our business’, we are not a defendant in, and our properties are not subject to, any legal proceedings that, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations, or cash flows.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR KILROY REALTY CORPORATION’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “KRC.” As of the date this report was filed, there were approximately 105 registered holders of the Company’s common stock. The following table illustrates the high, low, and closing prices by quarter as well as dividends declared during 2010 and 2009 as reported on the NYSE.

				Per Share Common
				Stock Dividends
2010	High	Low	Close	Declared

First quarter	$32.60	$26.75	$30.84	$0.3500
Second quarter	36.72	29.73	29.73	0.3500
Third quarter	34.39	27.54	33.14	0.3500
Fourth quarter	36.72	32.64	36.47	0.3500

				Per Share Common
				Stock Dividends
2009	High	Low	Close	Declared

First quarter	$32.83	$15.40	$17.19	$0.5800
Second quarter	23.35	16.16	20.54	0.3500
Third quarter	30.75	18.67	27.74	0.3500
Fourth quarter	31.99	26.00	30.67	0.3500

The Company pays distributions to common stockholders quarterly each January, April, July, and October at the discretion of the board of directors. Distribution amounts depend on our FFO, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code, and such other factors as the board of directors deems relevant.

MARKET FOR KILROY REALTY , L.P.’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the Operating Partnership’s partnership units. As of the date this report was filed, there were 17 holders of record of our common limited partnership units (including the Company’s general partnership interest).

The following table reports the distributions per common limited partnership unit declared during the years ended December 31, 2010 and 2009.

Per Unit Common
Unit Distribution
2010	Declared

First quarter	$0.3500
Second quarter	0.3500
Third quarter	0.3500
Fourth quarter	0.3500

Per Unit Common
Unit Distribution
2009	Declared

First quarter	$0.5800
Second quarter	0.3500
Third quarter	0.3500
Fourth quarter	0.3500

During 2009, the operating partnership redeemed 30,598 common limited partnership units for the same number of shares of the Company’s common stock. During 2010, the operating partnership did not redeem any common limited partnership units for shares of the Company’s common stock.

PERFORMANCE GRAPH

The following line graph compares the change in cumulative stockholder return on shares of the Company’s common stock to the cumulative total return of the NAREIT All Equity REIT Index, the Standard & Poor’s 500 Stock Index, and the SNL REIT Office Index for the five-year period ended December 31, 2010. We include an additional index, the SNL REIT Office Index, to the performance graph since management believes it provides additional information to investors about our performance relative to a more specific peer group. The SNL REIT Office Index is a published and widely recognized index that comprises 17 office equity REITs, including us. The graph assumes the investment of $100 in us and each of the indices on December 31, 2005 and, as required by the SEC, the reinvestment of all distributions. The return shown on the graph is not necessarily indicative of future performance.

ITEM 6.	SELECTED FINANCIAL DATA—KILROY REALTY CORPORATION

The following tables set forth selected consolidated financial and operating data on an historical basis for the Company. The following data should be read in conjunction with our financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included below in this Form 10-K.

The consolidated balance sheet data as of December 31, 2010, 2009, 2008, 2007, and 2006 and the consolidated statement of operations data for each of the years then ended have been derived from the historical consolidated financial statements of Kilroy Realty Corporation audited by an independent registered public accounting firm.

KILROY REALTY CORPORATION CONSOLIDATED
(in thousands, except share, per share, square footage and occupancy data)

	Year Ended December 31,
	2010	2009	2008	2007	2006

Statements of Operations Data:
Total revenues	$301,980	$279,434	$289,355	$257,876	$241,138
Income from continuing operations	18,937	35,754	45,849	44,560	47,741
Net income available for common stockholders	4,512	21,794	29,829	101,164	72,256
Per-Share Data:
Weighted average common shares outstanding-basic	49,497,487	38,705,101	32,466,591	32,379,997	31,244,062
Weighted average common shares outstanding-diluted	49,513,195	38,732,126	32,540,872	32,408,966	31,292,628
Income from continuing operations available to common stockholders per common share-basic	$0.05	$0.47	$0.88	$0.82	$0.96
Income from continuing operations available to common stockholders per common share-diluted	$0.05	$0.47	$0.88	$0.82	$0.96
Net income available to common stockholders per share-basic	$0.07	$0.53	$0.91	$3.09	$2.30
Net income available to common stockholders per share-diluted	$0.07	$0.53	$0.91	$3.09	$2.30
Dividends declared per common share	$1.40	$1.63	$2.32	$2.22	$2.12

	December 31,
	2010	2009	2008	2007	2006

Balance Sheet Data:
Total real estate held for investment, before accumulated depreciation and amortization	$3,216,871	$2,520,083	$2,475,596	$2,370,004	$2,040,761
Total assets	2,816,565	2,084,281	2,102,918	2,069,810	1,799,352
Total debt	1,427,776	972,016	1,142,348	1,072,659	879,198
Total noncontrolling interest—preferred units(1)	73,638	73,638	73,638	73,638	73,638
Total preferred stock	121,582	121,582	121,582	121,582	121,582
Total equity(2)	1,117,730	883,838	714,886	767,034	713,924
Other Data:
Funds From Operations(3)	$106,639	$107,159	$113,972	$107,324	$118,184
Cash flows provided by (used in):
Operating activities	119,827	124,965	144,481	147,500	61,570
Investing activities	(701,774)	(50,474)	(93,825)	(244,802)	(136,193)
Financing activities	586,904	(74,161)	(52,835)	97,086	82,690
Property Data:
Office Properties:
Rentable square footage	10,395,208	8,708,466	8,650,126	8,088,769	7,835,040
Occupancy	87.5%	80.6%	86.2%	93.7%	95.8%
Industrial Properties:
Rentable square footage	3,602,896	3,654,463	3,718,663	3,869,969	3,869,969
Occupancy	93.9%	88.2%	96.3%	94.7%	95.8%

(1)	Represents the redemption value, less issuance costs of our issued and outstanding 1,500,000 Series A Preferred Units.
(2)	Includes the noncontrolling interest of the common units of the Operating Partnership.
(3)	We calculate FFO in accordance with the White Paper on FFO approved by the Board of Governors of NAREIT. The White Paper defines FFO as net income or loss calculated in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures.

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

Noncash adjustments to arrive at FFO were as follows: noncontrolling interest in earnings of the Operating Partnership, depreciation and amortization of real estate assets, and net gain (loss) from dispositions of operating properties. For additional information, see Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations “-Non-GAAP Supplemental Financial Measure: Funds From Operations” including a reconciliation of our GAAP net income available for common stockholders to FFO for the periods presented.

SELECTED FINANCIAL DATA—KILROY REALTY, L.P.

The following tables set forth selected consolidated financial and operating data on an historical basis for the Operating Partnership. The following data should be read in conjunction with our financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included below in this Form 10-K.

The consolidated balance sheet data as of December 31, 2010, 2009, and 2008 and the consolidated statement of operations data for the years ended December 31, 2010, 2009, 2008, and 2007 have been derived from the historical consolidated financial statements of Kilroy Realty, L.P. audited by an independent registered public accounting firm. The consolidated balance sheet data as of December 31, 2007 and 2006 and the consolidated statement of operations data for the year ended December 31, 2006 have been derived from the unaudited historical consolidated financial statements of Kilroy Realty, L.P.

KILROY REALTY, L.P. CONSOLIDATED
(in thousands, except unit, per unit, square footage and occupancy data)

	Year Ended December 31,
	2010	2009	2008	2007	2006

Statements of Operations Data:
Total revenues	$301,980	$279,434	$289,355	$257,876	$241,138
Income from continuing operations	18,937	35,754	45,849	44,560	47,741
Net income available for common unitholders	4,528	22,618	31,478	107,797	78,008
Per-Unit Data:
Weighted average common units outstanding-basic	51,220,618	40,436,196	34,531,779	34,615,769	33,842,375
Weighted average common units outstanding-diluted	51,236,326	40,463,221	34,606,060	34,644,738	33,890,941
Income from continuing operations available to common unitholders per common unit-basic	$0.05	$0.47	$0.87	$0.81	$0.95
Income from continuing operations available to common unitholders per common unit-diluted	$0.05	$0.47	$0.87	$0.81	$0.95
Net income available to common unitholders per unit-basic	$0.07	$0.53	$0.90	$3.09	$2.30
Net income available to common unitholders per unit-diluted	$0.07	$0.53	$0.90	$3.09	$2.30
Distributions declared per common unit	$1.40	$1.63	$2.32	$2.22	$2.12

	December 31,
	2010	2009	2008	2007	2006

Balance Sheet Data:
Total real estate held for investment, before accumulated depreciation and amortization	$3,216,871	$2,520,083	$2,475,596	$2,370,004	$2,040,761
Total assets	2,816,565	2,084,281	2,102,918	2,069,810	1,799,352
Total debt	1,427,776	972,016	1,142,348	1,072,659	879,198
Series A redeemable referred units(1)	73,638	73,638	73,638	73,638	73,638
Total preferred capital	121,582	121,582	121,582	121,582	121,582
Total capital(2)	1,117,730	883,838	714,886	767,034	713,924
Other Data:
Cash flows provided by (used in):
Operating activities	119,827	124,965	144,481	147,500	61,570
Investing activities	(701,774)	(50,474)	(93,825)	(244,802)	(136,193)
Financing activities	586,904	(74,161)	(52,835)	97,086	82,690
Property Data:
Office Properties:
Rentable square footage	10,395,208	8,708,466	8,650,126	8,088,769	7,835,040
Occupancy	87.5%	80.6%	86.2%	93.7%	95.8%
Industrial Properties:
Rentable square footage	3,602,896	3,654,463	3,718,663	3,869,969	3,869,969
Occupancy	93.9%	88.2%	96.3%	94.7%	95.8%

(1)	Represents the redemption value, less issuance costs of the Operating Partnership’s issued and outstanding 1,500,000 Series A Preferred Units.
(2)	Includes the noncontrolling interests in consolidated subsidiaries.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to our consolidated financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. The results of operations discussion is combined for the Company and the Operating Partnership because there are no material differences in the results of operations between the two reporting entities.

Statements contained in this report that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Some of the information presented is forward-looking in nature, including information concerning projected future occupancy rates, rental rate increases, property development timing and costs, and investment amounts. Numerous factors could affect our actual results, some of which are beyond our control. These include the breadth and duration of the current slowness of economic growth and its impact on our tenants, the strength of commercial and industrial real estate markets, market conditions affecting tenants, our ability to complete and successfully integrate pending and recent acquisitions, competitive market conditions, interest rate levels, volatility in the trading prices of the Company’s securities, and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. We assume no obligation to update publicly any forward-looking information, whether as a result of new information, future events, or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws to disclose material information. For a discussion of important risks related to our business, and related to investing in our securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information, see “Item 1A: Risk Factors and the discussion under the captions—Factors That May Influence Future Results of Operations” and “—Liquidity and Capital Resources” below. In light of these risks, uncertainties, and assumptions, our actual results could be materially different from the expectations stated in this report.

Overview and Background

We are a self-administered REIT active in premier office and industrial submarkets along the West Coast. We own, develop, acquire and manage primarily Class A real estate assets in the coastal regions of Los Angeles, Orange County, San Diego, greater Seattle and the San Francisco Bay Area, which we believe have strategic advantages and strong barriers to entry. We own our interests in all of our properties through the Operating Partnership and the Finance Partnership, and conduct substantially all of our operations through the Operating Partnership. We owned a 96.8% and 96.2% general partnership interest in the Operating Partnership as of December 31, 2010 and 2009, respectively.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting periods.

Certain accounting policies are considered to be critical accounting policies. Critical accounting policies are those policies that require our management team to make significant estimates and/or assumptions about matters that are uncertain at the time the estimates and/or assumptions are made or where we are required to make significant judgments and assumptions with respect to the practical application of accounting principles in our business operations. Critical accounting policies are by definition those policies that are material to our financial statements and for which the impact of changes in estimates, assumptions, and judgments could have a material impact to our financial statements.

The following critical accounting policies discussion reflects what we believe are the most significant estimates, assumptions, and judgments used in the preparation of our consolidated financial statements. This discussion of our critical accounting policies is intended to supplement the description of our accounting policies in the footnotes to our consolidated financial statements and to provide additional insight into the information used by management when evaluating significant estimates, assumptions, and judgments. For further discussion of our significant accounting policies, see Note 2 to the consolidated financial statements included in this report.

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

In addition, we also record the cost of certain tenant improvements paid for or reimbursed by tenants when we conclude that we are the owner of such tenant improvements using the factors discussed above. For these tenant-funded tenant improvements, we record the amount funded or reimbursed by tenants as deferred revenue, which is amortized and recognized as rental revenue over the term of the related lease beginning upon substantial completion of the leased premises. During the years ended December 31, 2010, 2009, and 2008, we recorded $5.4 million, $2.0 million, and $28.1 million, respectively, of tenant-funded tenant improvements. The decreasing trend corresponds to the decrease we have been experiencing in our development and redevelopment activities since leases at our development and redevelopment properties generally have higher tenant-funded tenant improvements. For those periods, we also recognized $9.7 million, $9.8 million, and $11.3 million, respectively, of noncash rental revenue related to the amortization of deferred revenue recorded in connection with tenant-funded tenant improvements.

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

Our determination as to whether we are or the tenant is the owner of tenant improvements for accounting purposes is made on a lease-by-lease basis and has a significant impact on the amount of noncash rental revenue that we record related to the amortization of deferred revenue for tenant-funded tenant improvements, and can also have a significant effect on the timing of our overall revenue recognition.

Tenant Reimbursement Revenue

Reimbursements from tenants consist of amounts due from tenants for common area maintenance, real estate taxes, and other recoverable costs, including capital expenditures. Calculating tenant reimbursement revenue requires an in-depth analysis of the complex terms of each underlying lease. Examples of judgments and estimates used when determining the amounts recoverable include:

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

During the year, we accrue estimated tenant reimbursement revenue in the period in which the tenant reimbursable costs are incurred based on our best estimate of the amounts to be recovered. Throughout the year, we perform analyses to properly match tenant reimbursement revenue with reimbursable costs incurred to date. Additionally, during the fourth quarter of each year, we perform preliminary reconciliations and accrue additional tenant reimbursement revenue or refunds. Subsequent to year end, we perform final detailed reconciliations and analyses on a lease-by-lease basis and bill or refund each tenant for any cumulative annual adjustments in the first and second quarters of each year for the previous year’s activity. Our historical experience for the years ended December 31, 2009, 2008, and 2007 has been that our final reconciliation and billing process resulted in final amounts that approximated the total annual tenant reimbursement revenues recognized.

Allowances for Uncollectible Current Tenant Receivables and Deferred Rent Receivables

Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and deferred rent receivables. Current tenant receivables consist primarily of amounts due for contractual lease payments and reimbursements of common area maintenance expenses, property taxes, and other costs recoverable from tenants. Deferred rent receivables represent the amount by which the cumulative straight-

line rental revenue recorded to date exceeds cash rents billed to date under the lease agreement. As of December 31, 2010 and 2009, current receivables were carried net of an allowance for uncollectible amount of $2.8 million and $3.1 million, respectively, and deferred rent receivables were carried net of an allowance for uncollectible accounts of $3.8 million and $6.4 million, respectively.

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

For the years ended December 31, 2010, 2009, and 2008, we recorded a total provision for bad debts for both current tenant receivables and deferred rent receivables of approximately (0.4)%, 0.2%, and 1.4%, respectively, of recurring rental revenue. The negative provision for the year ended December 31, 2010 reflects the reversal of approximately $1.0 million of a provision for bad debts recorded in prior years against outstanding receivables from a former tenant due to the settlement of outstanding litigation with the former tenant in 2010. Included in the provision amount for 2008 is approximately $3.1 million for the unrecoverable portion of the deferred rent receivable balance related to an early termination at one of our Office Properties in San Diego. Excluding the impact of the early termination on the provision for bad debts, for the year ended December 31, 2008, we recorded a provision for bad debts of approximately 0.3% of recurring revenue. During the year ended December 31, 2010, we wrote off approximately $1.7 million of receivables that were reserved in previous periods. Excluding the $1.0 million reversal of the provision in 2010, our historical experience has been that actual write-offs of current tenant receivables and deferred rent receivables has approximated the provision for bad debts recorded for the years ended December 31, 2010, 2009, and 2008. In the event our estimates were not accurate and we had to change our allowances by 1% of recurring revenue, the potential impact to our net income would be approximately $3.0 million, $2.8 million, and $2.8 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Operating Property Acquisitions

We record the acquired tangible and intangible assets and assumed liabilities of operating property acquisitions at fair value at the acquisition date. We assess and consider fair value based on estimated cash flow projections that utilize available market information and discount and/or capitalization rates that we deem appropriate. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The acquired assets and assumed liabilities for an acquired operating property generally include but are not limited to: land, buildings and improvements, and identified tangible and intangible assets and liabilities associated with in-place leases, including tenant improvements, leasing costs, value of above-market and below-market leases, acquired in-place lease values, and tenant relationships, if any.

The fair value of land is derived from comparable sales of land within the same submarket and/or region. The fair value of buildings and improvements, tenant improvements, and leasing costs are based upon current market replacement costs and other relevant market rate information.

The fair value of the above-market or below-market component of an acquired in-place lease is based upon the present value (calculated using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term and (ii) management’s estimate of the rents that would be paid using fair market rental rates and rent escalations at the date of acquisition over the remaining term of the lease. We review in-place leases at acquired properties at the time of acquisition to determine if contractual rents are above or below current market rents for the acquired property, and we record an identifiable intangible asset or liability if there is an above or below-market lease. The amounts recorded for above-market leases are included in deferred leasing costs and acquisition-related intangibles, net on the balance sheet and are amortized on a straight-line basis as a reduction of rental income over the remaining term of the applicable leases. The amounts recorded for below-market leases are included in deferred revenue and acquisition-related liabilities, net on the balance sheet and are amortized on a straight-line basis as an increase to rental income over the remaining term of the applicable leases. If a lease were to be terminated prior to its contractual expiration (for example resulting from bankruptcy), amortization of the related unamortized above or below-market lease intangible would be accelerated.

The fair value of acquired in-place leases is derived based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. This fair value is based on a variety of considerations including, but not necessarily limited to: (1) the value associated with avoiding the cost of originating the acquired in-place leases; (2) the value associated with lost revenue related to tenant reimbursable operating costs estimated to be incurred during the assumed lease-up period; and (3) the value associated with lost rental revenue from existing leases during the assumed lease-up period. Factors considered by us in performing these analyses include an estimate of the carrying costs during the expected lease-up periods, current market conditions, and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on current market demand at market rates. In estimating costs to execute similar leases, we consider leasing commissions, legal and other related expenses. The amount recorded for acquired in-place leases is included in deferred leasing costs and acquisition-related intangibles, net on the balance sheet and amortized as an increase to depreciation and amortization expense over the remaining term of the applicable leases. If a lease were to be terminated or if termination were determined to be likely prior to its contractual expiration (for example resulting from bankruptcy), amortization of the related unamortized in-place lease intangible would be accelerated.

The determination of the fair value of the acquired tangible and intangible assets and assumed liabilities of operating property acquisitions requires us to make significant judgments and assumptions about the numerous inputs discussed above. The use of different assumptions in these fair value calculations could significantly affect the reported amounts of the allocation of our acquisition related assets and liabilities and the related amortization and depreciation expense recorded for such assets and liabilities. In addition, since the value of above and below market leases are amortized as either a reduction or increase to rental income, respectively, our judgments for these intangibles could have a significant impact on our reported rental revenues and results of operations.

Evaluation of Asset Impairment

We evaluate our real estate assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a given asset may not be recoverable. We evaluate our real estate assets for impairment on a property-by-property basis. Indicators we use to determine whether an impairment evaluation is necessary include:

•	low occupancy levels or forecasted low occupancy levels at a specific property;

•	current period operating or cash flow losses combined with a historical pattern or future projection of potential continued operating or cash flow losses at a specific property;

•	deterioration in rental rates for a specific property as evidenced by sudden significant rental rate decreases or continuous rental rate decreases over numerous quarters, which could signal a continued decrease in future cash flow for that property;

•	deterioration of a given rental submarket as evidenced by significant increases in market vacancy and/or negative absorption rates or continuous increases in market vacancy and/or negative absorption rates over numerous quarters, which could signal a decrease in future cash flow for properties within that submarket;

•	significant increases in property sales yields, continuous increases in property sales yields over several quarters, or recent property sales at a loss within a given submarket, each of which could signal a decrease in the market value of properties;

•	significant change in strategy or use of a specific property or any other event that could result in a decreased holding period or significant development delay;

•	evidence of material physical damage to the property; and

•	default by a significant tenant when any of the other indicators above are present.

When we evaluate for potential impairment our real estate assets to be held and used, we first evaluate whether there are any indicators of impairment. If any impairment indicators are present for a specific real estate asset, we then perform an undiscounted cash flow analysis and compare the net carrying amount of the real estate asset to the real estate asset’s estimated undiscounted future cash flow over the anticipated holding period. If the estimated undiscounted future cash flow is less than the net carrying amount of the real estate asset, we perform an impairment loss calculation to determine if the fair value of the real estate asset is less than the net carrying value of the real estate asset. Our impairment loss calculation compares the net carrying amount of the real estate asset to the real estate asset’s estimated fair value, which may be based on estimated discounted future cash flow calculations or third-party valuations or appraisals. We recognize an impairment loss if the amount of the asset’s net carrying amount exceeds the asset’s estimated fair value. If we recognize an impairment loss, the estimated fair value of the asset becomes its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated (amortized) over the remaining useful life of that asset.

Our undiscounted cash flow and fair value calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flow and property fair values, including selecting the discount or capitalization rate that reflects the risk inherent in future cash flow. Estimating projected cash flow is highly subjective as it requires assumptions related to future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, and occupancy levels. We are also required to make a number of assumptions relating to future economic and market events and prospective operating trends. Determining the appropriate capitalization rate also requires significant judgment and is typically based on many factors including the prevailing rate for the market or submarket, as well as the quality and location of the properties. Further, capitalization rates can fluctuate resulting from a variety of factors in the overall economy or within regional markets. If the actual net cash flow or actual market capitalization rates significantly differ from our estimates, the impairment evaluation for an individual asset could be materially affected.

Because of the economic and market environment, circumstances indicated that an analysis for potential impairment of certain of our properties was necessary in each of the years ended December 31, 2010, 2009, and 2008. As a result, for each property where such an indicator occurred and/or for properties within a given submarket where such an indicator occurred, we completed an impairment evaluation. After completing this process, we determined that for each of the properties evaluated, undiscounted cash flows over the holding period were in excess of carrying value and, therefore, we did not record any impairment losses for these periods.

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

Factors That May Influence Future Results of Operations

Acquisitions.  As a key component of our growth strategy, we continually evaluate selected property acquisition opportunities. During the year ended December 31, 2010, we acquired ten buildings in eight transactions for approximately $697.8 million (see Note 3 to our consolidated financial statements included in this report for additional information). We consider potential acquisitions on an ongoing basis and may have one or more potential acquisitions under consideration at any point in time, which may be at varying stages of the negotiation and due diligence review process. We generally finance our acquisitions through debt and equity offerings and borrowings on our unsecured line of credit. Costs associated with acquisitions are expensed as incurred and we may be unable to complete an acquisition after making a nonrefundable deposit or incurring acquisition-related costs.

In January 2011, we completed our third acquisition in San Francisco with the purchase of 250 Brannan Street in the South Financial District for approximately $33.0 million. The building encompasses approximately 91,000 rentable square feet and is currently 77% leased to two tenants.

Leasing Activity and Changes in Rental Rates.  The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following tables set forth certain information regarding leases that commenced during the year ended December 31, 2010.

Lease Commencement Information by Segment
For Leases that Commenced During the Year Ended December 31, 2010

	1st & 2nd Generation(1)				2nd Generation(1)
								Weighted
	Number of		Rentable			Changes		Average
	Leases(2)		Square Feet(2)		Changes in	in Cash	Retention	Lease Term
	New	Renewal	New	Renewal	Rents(3)	Rents(4)	Rates(5)	(in months)

Office Properties	57	53	898,090	740,652	(2.3)%	(9.5)%	56.7%	63
Industrial Properties	11	8	508,105	278,700	(26.5)%	(31.7)%	54.8%	81

Total portfolio	68	61	1,406,195	1,019,352	(6.1)%	(12.9)%	56.1%	70

(1)	First generation leasing includes space where we have made capital expenditures that result in additional revenue generated when the space is re-leased. Second generation leasing includes space where we have made capital expenditures to maintain the current market revenue stream.
(2)	Represents leasing activity for leases that commenced during the period shown, including first and second generation space, net of month-to-month leases. Excludes leasing on new construction.
(3)	Calculated as the change between GAAP rents for new/renewed leases and the expiring GAAP rents for the same space. Excludes leases for which the space was vacant longer than one year, or vacant when the property was acquired .
(4)	Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. Excludes leases for which the space was vacant longer than one year, or vacant when the property was acquired.
(5)	Calculated as the percentage of space either renewed or expanded into by existing tenants or subtenants at lease expiration.

The changes in rents and changes in cash rents reported above excludes leases of approximately 893,900 rentable square feet for the twelve months ended December 31, 2010, for which the space was vacant longer than one year or we are leasing the space for the first time. We exclude space vacant for more than one year in our change in rents calculations to provide a meaningful market comparison.

In general, we have experienced decreases in rental rates in many of our submarkets over the last several quarters as the result of continued slow economic growth and other related factors. During the fourth quarter of 2010, we executed 42 leases for an aggregate of 0.8 million rentable square feet. The weighted average change in rents as compared to the expiring rents for the same space for these new leases was a 6.2% decrease in GAAP rents and a 14.7% decrease in cash rents, excluding leases for which the space was vacant longer than one year. As of December 31, 2010, we believe that the weighted average cash rental rates for our overall portfolio, including recently acquired properties, are approximately 10% above the current average market rental rates, although individual properties within any particular submarket presently may be leased either above, below, or at the current market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our portfolio. As previously discussed, our rental rates and occupancy are impacted by general economic conditions, including the pace of regional economic growth and access to capital. Therefore, given the impact of the current economic conditions and continued expectation of slow economic growth in our submarkets, we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current market rates. Additionally, decreased demand and other negative trends or unforeseeable events that impair our ability to timely renew or re-lease space could have further negative effects on our future financial condition, results of operations, and cash flows.

Scheduled Lease Expirations.  In addition to the 1.5 million rentable square feet, or 10.9%, of currently available space in our stabilized portfolio, leases representing approximately 5.8% and 10.3% of the occupied square footage of our stabilized portfolio are scheduled to expire during 2011 and in 2012, respectively. The leases scheduled to expire during 2011 and in 2012 represent approximately 1.4 million rentable square feet of office space, or 12.0% of our total annualized base rental revenue, and 0.6 million rentable square feet of industrial space, or 1.3% of our total annualized base rental revenue, respectively. We believe that the weighted average cash rental rates are approximately 15% above the current average quoted market rates for leases scheduled to expire during 2011, although individual properties within any particular submarket presently may be leased either above, below, or at the current quoted market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our overall portfolio. Our ability to re-lease available space depends upon both general market conditions and the market conditions in the specific regions in which individual properties are located.

Development and Redevelopment Programs.  We believe that a portion of our long-term future potential growth will continue to come from our development pipeline and redevelopment opportunities within our existing portfolio. Redevelopment opportunities are those projects in which we spend significant development and construction costs on existing buildings pursuant to a formal plan, the result of which is a higher economic return on the property. While in recent periods we have delayed the timing and reduced the scope of our development program activity as a result of economic conditions in our submarkets, we continue to proactively evaluate development and redevelopment opportunities throughout California.

In the third quarter of 2010 we commenced the redevelopment of one of our buildings in the El Segundo submarket of Los Angeles County which encompasses approximately 300,000 rentable square feet. We will be upgrading and modernizing the building and adjacent common areas since it was previously occupied by the Boeing Company and its predecessors for more than 25 years. The project has a total estimated investment of approximately $50 million and is currently expected to be completed in the third quarter of 2011 (see additional information under the caption “—Liquidity and Capital Resources of the Operating Partnership—Liquidity Uses—Redevelopment and Acquisition Opportunities”).

Over the next two years, we also plan to continue to evaluate redevelopment opportunities for certain other of our properties, which have been occupied by long-term tenants and require significant capital expenditures to upgrade and modernize the buildings. In addition, we plan to continue to focus on enhancing the entitlements for our existing development land pipeline, and performing additional activities to prepare for the time when development will again be economically attractive.

Incentive Compensation.  Our Executive Compensation Committee determines compensation, including equity and cash incentive programs, for our executive officers. The programs approved by the Executive Compensation Committee have historically provided for equity and cash compensation to be earned by our executive officers based on certain performance measures, including financial, operating, and development targets. Incentive compensation for our executive officers for 2011 is structured to allow the Compensation Committee to evaluate a variety of key factors and metrics at the end of the year and make a determination of incentive compensation for executive officers based on the Company’s and management’s overall performance. As a result, accrued incentive compensation and compensation expense for future incentive compensation awards will be affected by our operating and development performance, financial results, the performance of the trading price of the Company’s common stock, and market conditions. Consequently, we cannot predict the amounts that will be recorded in future periods related to executive compensation.

Share-Based Compensation.  As of December 31, 2010, there was $4.8 million of total unrecognized compensation cost related to outstanding nonvested shares of restricted common stock and nonvested RSUs issued under share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.5 years. Additional unrecognized compensation cost of $4.6 million related to 66,208 shares of restricted common stock and 97,597 nonvested restricted stock units issued under share-based compensation arrangements subsequent to December 31, 2010 is expected to be recognized over a weighted-average period of 2.1 years. See Note 12 to our consolidated financial statements for additional information regarding our share-based incentive compensation plan.

Stabilized Portfolio Information

The following table reconciles the changes in the rentable square feet in our stabilized portfolio of operating properties from December 31, 2009 to December 31, 2010:

	Office Properties		Industrial Properties		Total
	Number of	Rentable	Number of	Rentable	Number of	Rentable
	Buildings	Square Feet	Buildings	Square Feet	Buildings	Square Feet

Total as of December 31, 2009	93	8,708,466	41	3,654,463	134	12,362,929
Acquisitions	10	2,076,064			10	2,076,064
Property moved to the redevelopment portfolio	(1)	(286,151)			(1)	(286,151)
Dispositions	(2)	(106,791)	(1)	(51,567)	(3)	(158,358)
Remeasurement		3,620				3,620

Total as of December 31, 2010	100	10,395,208	40	3,602,896	140	13,998,104

Occupancy Information

The following table sets forth certain information regarding our stabilized portfolio:

Stabilized Portfolio Occupancy by Segment

	Number of	Square Feet	Occupancy at(1)
Region	Buildings	Total	12/31/2010	12/31/2009	12/31/2008

Office Properties:
Los Angeles and Ventura Counties	29	3,065,626	89.3%	88.8%	92.3%
San Diego County	63	5,466,298	86.4	76.8	83.1
Orange County	5	540,656	93.1	49.8	67.9
San Francisco	2	1,200,525	84.3	—	—
Greater Seattle	1	122,103	100.0	—	—

	100	10,395,208	87.5	80.6	86.2

Industrial Properties:
Los Angeles County	1	192,053	100.0	100.0	100.0
Orange County	39	3,410,843	93.5	87.6	96.1

	40	3,602,896	93.9	88.2	96.3

Total Stabilized Portfolio	140	13,998,104	89.1%	82.8%	89.2%

	Average Occupancy
	Stabilized Portfolio(1)		Core Portfolio(2)
	2010	2009	2010	2009

Office Properties	84.2%	83.3%	85.0%	83.5%
Industrial Properties	87.3	89.8	87.2	90.4
Total	85.1%	85.3%	85.6%	85.6%

(1)	Occupancy percentages reported are based on our stabilized portfolio for the period presented.
(2)	Occupancy percentages reported are based on Office Properties and Industrial Properties owned and stabilized at January 1, 2009 and still owned and stabilized as of December 31, 2010.

As of December 31, 2010, the Office Properties and Industrial Properties represented approximately 91.5% and 8.5%, respectively, of our total annualized base rental revenue and approximately 89.4% and 10.6%, respectively, of our total net operating income, as defined.

Current Regional Information

Although real estate fundamentals continue to be challenging in many of our regional submarkets, we have started to see an increase in occupancy across our portfolio, and we have generally seen a modest decrease in vacancy rates across many of our regional submarkets as well as a stabilization in rental rates and lease concession packages.

Los Angeles and Ventura Counties.  Our Los Angeles and Ventura Counties stabilized office portfolio of 3.1 million rentable square feet was 89.3% occupied with approximately 328,800 vacant rentable square feet as of December 31, 2010 compared to 88.8% occupied with approximately 376,400 vacant rentable square feet as of December 31, 2009.

As of December 31, 2010, an aggregate of approximately 435,269 and 215,167 rentable square feet are scheduled to expire in this region during 2011 and 2012, respectively. The aggregate rentable square feet scheduled to expire in this region during 2011 and 2012 represents approximately 22.9% of the total occupied rentable square feet in this region and 5.1% of our annualized base rental revenues for our total stabilized portfolio.

San Diego County.  Our San Diego stabilized office portfolio of 5.5 million rentable square feet was 86.4% occupied with approximately 744,300 vacant rentable square feet as of December 31, 2010 compared to 76.8% occupied with approximately 1.2 million vacant rentable square feet as of December 31, 2009. During the year ended December 31, 2010, we acquired five San Diego office buildings encompassing approximately 383,329 rentable square feet, which were 80.0% occupied as of December 31, 2010. In addition, we commenced 11 leases representing approximately 498,800 rentable square feet for space in this region that was vacant as of December 31, 2009.

As of December 31, 2010, leases representing an aggregate of approximately 76,594 and 463,179 rentable square feet are scheduled to expire during 2011 and 2012, respectively, in this region. The aggregate rentable square feet scheduled to expire in this region during 2011 and 2012 represents approximately 11.5% of the total occupied rentable square feet in this region and 5.0% of our annualized base rental revenues for our total stabilized portfolio. As of the date of this filing, we have leased approximately 155,000 rentable square feet of space in this region that was vacant at December 31, 2010. The new leases are scheduled to commence at various dates during the first three quarters of 2011.

Orange County.  As of December 31, 2010, our Orange County stabilized industrial portfolio of approximately 3.4 million rentable square feet was 93.5% occupied with approximately 220,100 vacant rentable square feet compared to 87.6% occupied with approximately 429,900 vacant rentable square feet as of December 31, 2009. The increase in Orange County stabilized industrial portfolio occupancy is primarily attributable to three leases encompassing approximately 361,500 rentable square feet that commenced in 2010, partially offset by two leases encompassing approximately 139,800 rentable square feet that expired during the year. Furthermore, of the 220,100 rentable square feet that was vacant as of December 31, 2010, approximately

114,500 rentable square feet has been re-leased to two new tenants. These two new leases are expected to commence during the first half of 2011.

Our Orange County stabilized office portfolio of approximately 540,700 rentable square feet was 93.1% occupied with approximately 37,300 vacant rentable square feet as of December 31, 2010 compared to 49.8% occupied with approximately 139,100 vacant rentable square feet as of December 31, 2009. The increase in Orange County stabilized office portfolio occupancy is primarily attributable to two acquisitions and two dispositions made during the year. During the second quarter of 2010, we acquired two Orange County office buildings encompassing approximately 370,107 rentable square feet, which were 95.4% occupied as of December 31, 2010. During the fourth quarter of 2010, we disposed of two Orange County office buildings encompassing approximately 106,800 rentable square feet, which were 4.3% occupied as of the date of sale.

As of December 31, 2010, leases representing an aggregate of approximately 173,749 and 510,723 rentable square feet are scheduled to expire during 2011 and 2012, respectively, in this region. The aggregate rentable square feet scheduled to expire during 2011 and 2012 represents approximately 18.6% of the total occupied rentable square feet in this region and 2.0% of the annualized base rental revenues for our total stabilized portfolio. Of the 684,472 rentable square feet scheduled to expire during 2011 and 2012, approximately 602,409 rentable square feet is industrial space. Over the last year, the Orange County industrial market has experienced a significant decrease in rental rates.

San Francisco.  During the year ended December 31, 2010, we acquired two office buildings in San Francisco encompassing approximately 1.2 million rentable square feet. These buildings were 84.3% occupied with approximately 188,900 vacant rentable square feet as of December 31, 2010. As of December 31, 2010, leases representing an aggregate of approximately 30,100 and 80,333 rentable square feet are scheduled to expire during 2011 and 2012, respectively, in this region. The aggregate rentable square feet scheduled to expire in this region during 2011 and 2012 represents approximately 11.0% of the total occupied rentable square feet in this region and less than 1.2% of our annualized base rental revenues for our total stabilized portfolio. As of the date of this filing, we have leased approximately 130,400 rentable square feet of space in this region that was vacant at December 31, 2010. The new leases are scheduled to commence at various dates during the first three quarters of 2011.

Greater Seattle.  During the year ended December 31, 2010, we acquired one office building in Redmond, Washington, encompassing approximately 122,100 rentable square feet. The building was 100.0% occupied as of December 31, 2010 to a single tenant and the lease expires in 2015.

Results of Operations

Management internally evaluates the operating performance and financial results of our portfolio based on Net Operating Income for the following segments of commercial real estate property: Office Properties and Industrial Properties. We define “Net Operating Income” as operating revenues (rental income, tenant reimbursements, and other property income) less operating expenses (property expenses, real estate taxes, provision for bad debts, and ground leases). The Net Operating Income segment information presented within this Management’s Discussion and Analysis of Financial Condition and Results of Operations consists of the same Net Operating Income segment information disclosed in Note 18 to our consolidated financial statements.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

The following table reconciles our Net Operating Income by segment to our net income for the years ended December 31, 2010 and 2009.

	Year Ended
	December 31,		Dollar	Percentage
	2010	2009	Change	Change
	($ in thousands)

Net Operating Income, as defined
Office Properties	$193,649	$178,247	$15,402	8.6%
Industrial Properties	22,849	24,982	(2,133)	(8.5)

Total portfolio	216,498	203,229	13,269	6.5

Reconciliation to Net Income:
Net Operating Income, as defined for reportable segments	216,498	203,229	13,269	6.5
Unallocated (expense) income:
General and administrative expenses	(27,963)	(39,938)	11,975	(30.0)
Acquisition-related expenses	(2,248)	—	(2,248)	100.0
Depreciation and amortization	(103,809)	(87,627)	(16,182)	18.5
Interest income and other investment gains	964	1,300	(336)	(25.8)
Interest expense	(59,941)	(46,119)	(13,822)	30.0
(Loss) gain on early extinguishment of debt	(4,564)	4,909	(9,473)	(193.0)

Income from continuing operations	18,937	35,754	(16,817)	(47.0)
Income from discontinued operations	949	2,261	(1,312)	(58.0)

Net income	$19,886	$38,015	$(18,129)	(47.7)%

Rental Operations

Office Properties

The following table compares the Net Operating Income for the Office Properties for the years ended December 31, 2010 and 2009.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
			Dollar	Percentage			Dollar	Percentage
	2010	2009	Change	Change	2010	2009	Change	Change

Operating revenues:
Rental income	$249,278	$220,393	$28,885	13.1%	$217,135	$214,424	$2,711	1.3%
Tenant reimbursements	20,884	24,350	(3,466)	(14.2)	19,298	22,048	(2,750)	(12.5)
Other property income	1,716	2,328	(612)	(26.3)	1,310	2,321	(1,011)	(43.6)

Total	271,878	247,071	24,807	10.0	237,743	238,793	(1,050)	(0.4)

Property and related expenses:
Property expenses	53,904	45,970	7,934	17.3	45,097	43,900	1,197	2.7
Real estate taxes	24,355	21,181	3,174	15.0	20,077	20,215	(138)	(0.7)
Provision for bad debts	(1,014)	76	(1,090)	(1,434.2)	(1,014)	76	(1,090)	(1,434.2)
Ground leases	984	1,597	(613)	(38.4)	971	1,584	(613)	(38.7)

Total	78,229	68,824	9,405	13.7	65,131	65,775	(644)	(1.0)

Net Operating Income	$193,649	$178,247	$15,402	8.6%	$172,612	$173,018	$(406)	(0.2)%

(1)	Office Properties owned and stabilized at January 1, 2009 and still owned and stabilized as of December 31, 2010.

Rental Income

Rental income from Office Properties increased $28.9 million, or 13.1%, for the year ended December 31, 2010 compared to the year ended December 31, 2009 primarily the result of:

•	An increase of $28.9 million generated by the ten office buildings we acquired during 2010 (the “Office Acquisition Properties”);

•	An increase of $2.7 million generated by a 1.5% increase in average occupancy for the Office Properties owned and stabilized as of January 1, 2009 and still owned and stabilized as of December 31, 2010 (the “Core Office Portfolio”) from 83.5% for the year ended December 31, 2009 to 85.0% for the year ended December 31, 2010; and

•	An offsetting decrease of $2.3 million generated by one office building that was moved from the stabilized portfolio to the redevelopment portfolio during the third quarter of 2010 upon the expiration of the lease for that building (the “Office Redevelopment Property”).

Tenant Reimbursements

Tenant reimbursements from Office Properties decreased $3.5 million, or 14.2%, for the year ended December 31, 2010 compared to the year ended December 31, 2009 as the result of:

•	A decrease of $2.8 million generated by the Core Office Portfolio primarily the result of the renewal of several leases, which resulted in the reset of the base year expense level;

•	A decrease of $1.2 million generated by the Office Redevelopment Property; and

•	An offsetting increase of $0.5 million generated by the Office Acquisition Properties.

Other Property Income

Other property income from Office Properties decreased $0.6 million, or 26.3%, for the year ended December 31, 2010 compared to the year ended December 31, 2009. Other property income for both periods consisted primarily of lease termination fees and other miscellaneous income within the Core Office Portfolio.

Property Expenses

Property expenses from Office Properties increased $7.9 million, or 17.3%, for the year ended December 31, 2010 compared to the year ended December 31, 2009 as the result of:

•	An increase of $7.0 million generated by the Office Acquisition Properties;

•	An increase of $1.2 million generated by the Core Office Portfolio primarily the result of:

•	An increase of $0.8 million attributable to a casualty loss and costs associated with the initial clean-up and repair at one of our properties in Los Angeles that sustained damage from water intrusion; and

•	An increase of $0.7 million attributable to an increase in certain recurring operating costs such as repairs and maintenance, property management expenses, janitorial and other service-related costs; and

•	An offsetting decrease of $0.3 million generated by the Office Redevelopment Property.

Real Estate Taxes

Real estate taxes from Office Properties increased $3.2 million, or 15.0%, for the year ended December 31, 2010 compared to the year ended December 31, 2009 primarily attributable to the Office Acquisition Properties.

Provision for Bad Debts

The provision for bad debts from Office Properties for the year ended December 31, 2010 included a $1.0 million reversal of a previously recorded provision for bad debts. During 2010, we settled outstanding litigation and received cash payments related to certain premises at one of our properties that had been abandoned by its former occupants (see Note 15 to our consolidated financial statements included in this report for additional information).

Ground Leases

Ground lease expense from Office Properties decreased $0.6 million, or 38.4%, for the year ended December 31, 2010 compared to the year ended December 31, 2009 primarily as the result of a ground rent expense adjustment for our Kilroy Airport Center, Long Beach project. During the first quarter of 2010, we were successful in negotiating a lower rental rate under the terms of the ground lease retroactive to January 1, 2006.

Net Operating Income

Net Operating Income from Office Properties increased $15.4 million, or 8.6%, for the year ended December 31, 2010 compared to the year ended December 31, 2009 primarily as the result of:

•	An increase of $19.4 million attributable to the Office Acquisition Properties;

•	An offsetting decrease of $3.0 million primarily attributable to the Office Redevelopment Property; and

•	An offsetting decrease of $0.4 million attributable to the Core Office Portfolio.

Industrial Properties

The following table compares the Net Operating Income for the Industrial Properties for the year ended December 31, 2010 and 2009.

Industrial Properties

	Total Industrial Portfolio				Core Industrial Portfolio(1)
			Dollar	Percentage			Dollar	Percentage
	2010	2009	Change	Change	2010	2009	Change	Change
	($ in thousands)

Operating revenues:
Rental income	$25,430	$27,256	$(1,826)	(6.7)%	$24,948	$26,648	$(1,700)	(6.4)%
Tenant reimbursements	3,442	3,725	(283)	(7.6)	3,400	3,685	(285)	(7.7)
Other property income	1,230	1,382	(152)	(11.0)	1,230	1,382	(152)	(11.0)

Total	30,102	32,363	(2,261)	(7.0)	29,578	31,715	(2,137)	(6.7)

Property and related expenses:
Property expenses	4,163	3,739	424	11.3	3,690	3,221	469	14.6
Real estate taxes	3,139	3,149	(10)	(0.3)	2,665	2,661	4	0.2
Provision for bad debts	(49)	493	(542)	(109.9)	(49)	493	(542)	(109.9)

Total	7,253	7,381	(128)	(1.7)	6,306	6,375	(69)	(1.1)
Net Operating Income	$22,849	$24,982	$(2,133)	(8.5)%	$23,272	$25,340	$(2,068)	(8.2)%

(1)	Industrial Properties owned and stabilized at January 1, 2009 which are still owned and stabilized as of December 31, 2010.

Rental Income

Rental income from Industrial Properties decreased $1.8 million, or 6.7%, for the year ended December 31, 2010 compared to the year ended December 31, 2009 primarily as the result of:

•	A 3.2% decrease in average occupancy for the Industrial Properties owned and stabilized at January 1, 2009 and still owned and stabilized as of December 31, 2010 (the “Core Industrial Portfolio”) from 90.4% for the year ended December 31, 2009 to 87.2% for the year ended December 31, 2010; and

•	A decrease in GAAP rental income of approximately 26.5% for leases that commenced during the year ended December 31, 2010 (see additional information under the caption “—Factors That May Influence Results of Operations”).

Tenant Reimbursements

Tenant reimbursements from Industrial Properties decreased $0.3 million, or 7.6%, for the year ended December 31, 2010 compared to the year ended December 31, 2009 because of a decrease in the Core Industrial Portfolio’s average occupancy, as discussed above under the caption “—Rental Income.”

Property Expenses

Property expenses from Industrial Properties increased $0.4 million, or 11.3%, for the year ended December 31, 2010 compared to the year ended December 31, 2009 primarily as the result of an increase in nonreimbursable legal fees related to tenant defaults that occurred during 2009.

Provision for Bad Debts

Provision for bad debts from Industrial Properties decreased $0.5 million, or 109.9%, for the year ended December 31, 2010 compared to the year ended December 31, 2009 as the result of changes in our estimates of collectability of receivables from certain watchlist tenants.

Net Operating Income

Net Operating Income from Industrial Properties decreased $2.1 million, or 8.5%, for the year ended December 31, 2010 compared to the year ended December 31, 2009 primarily as the result of a decrease in average occupancy year over year at the Core Industrial Portfolio and a decrease in GAAP rental income of approximately 26.5% for leases that commenced during the year ended December 31, 2010.

Other Income and Expenses

General and Administrative Expense

General and administrative expenses decreased $12.0 million, or 30.0%, for the year ended December 31, 2010 compared to the year ended December 31, 2009 primarily resulting from $7.0 million of separation payments in our results for the year ended December 31, 2009 and an overall decrease in incentive compensation expenses.

Acquisition Related Expenses

During the year ended December 31, 2010, we incurred third-party acquisition costs of $2.2 million in connection with completed acquisitions and other potential acquisitions. In accordance with accounting provisions, all acquisition costs related to operating property acquisitions are expensed as incurred.

Depreciation and Amortization Expense

Depreciation and amortization increased by $16.2 million, or 18.5% for the year ended December 31, 2010 compared to the year ended December 31, 2009 primarily as the result of:

•	Approximately $12.3 million related to the Office Acquisition Properties; and

•	Approximately $4.2 million related to the change in estimated useful life of the industrial property that we are currently in the process of repositioning.

Interest Income and Other Investment Gains

Total interest income and other investment gains decreased by $0.3 million, or 25.8%, for the year ended December 31, 2010 compared to the year ended December 31, 2009 primarily as the result of a decrease of $0.3 million in interest income for the year ended December 31, 2010 as compared to the year ended December 31, 2009 attributable to the repayment of the note receivable in July 2010 (see Note 5 to our consolidated financial statements included in this report for additional information).

Interest Expense

The following table sets forth our gross interest expense, including debt discounts and loan cost amortization, net of capitalized interest for the years ended December 31, 2010 and 2009.

			Dollar	Percentage
	2010	2009	Change	Change
	($ in thousands)

Gross interest expense	$69,956	$55,802	$14,154	25.4%
Capitalized interest	(10,015)	(9,683)	(332)	3.4%

Interest expense	$59,941	$46,119	$13,822	30.0%

Gross interest expense, before the effect of capitalized interest, increased $14.2 million, or 25.4%, for the year ended December 31, 2010 compared to the year ended December 31, 2009 resulting from an increase in our average outstanding debt balances during 2010. In addition, our weighted average effective interest rate increased from approximately 5.2% for the year ended December 31, 2009 to approximately 6.2% for the year ended December 31, 2010.

Capitalized interest increased $0.3 million, or 3.4%, for the year ended December 31, 2010 compared to the year ended December 31, 2009 attributable to an increase in our weighted average interest rate, which caused a corresponding increase in the capitalization rate applied to development and redevelopment asset balances qualifying for interest capitalization. For the years ended December 31, 2010 and 2009, we did not capitalize interest on five of our seven development pipeline properties with an aggregate cost basis of approximately $77.8 million as of December 31, 2010. In addition, during the third quarter of 2010, we also ceased interest capitalization on another of our development pipeline properties with an aggregate cost basis of approximately $77.3 million as of December 31, 2010. We have suspended substantially all development activities related to these projects as a result of economic conditions in our submarkets and we determined these projects did not qualify for interest capitalization under GAAP.

(Loss) Gain on Early Extinguishment of Debt

During the year ended December 31, 2010, we recorded a loss on early extinguishment of debt of approximately $4.6 million realated to the repurchase of the 3.25% Exchangeable Notes with an aggregate stated principal amount of $150.0 million. During the year ended December 31, 2009, we recorded a gain on early extinguishment of debt of approximately $4.9 million resulting from the repurchase of the 3.25% Exchangeable Notes with an aggregate stated principal amount of $162.0 million. (See Note 7 to our consolidated financial statements included in this report for additional information pertaining to these exchangeable note repurchases).

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The following table reconciles our Net Operating Income by segment to our net income for the years ended December 31, 2009 and 2008.

	Year Ended
	December 31,		Dollar	Percentage
	2009	2008	Change	Change
	($ in thousands)

Net Operating Income, as defined
Office Properties	$178,247	$185,967	$(7,720)	(4.2)%
Industrial Properties	24,982	26,796	(1,814)	(6.8)

Total portfolio	203,229	212,763	(9,534)	(4.5)

Reconciliation to Net Income:
Net Operating Income, as defined for reportable segments	203,229	212,763	(9,534)	(4.5)
Unallocated (expense) income:
General and administrative expenses	(39,938)	(38,260)	(1,678)	4.4
Depreciation and amortization	(87,627)	(83,215)	(4,412)	5.3
Interest income and other investment gains (losses)	1,300	(93)	1,393	(1,497.8)
Interest expense	(46,119)	(45,346)	(773)	1.7
Gain on early extinguishment of debt	4,909	—	4,909	100.0

Income from continuing operations	35,754	45,849	(10,095)	(22.0)
Income from discontinued operations	2,261	1,062	1,199	112.9

Net income	$38,015	$46,911	$(8,896)	(19.0)%

Rental Operations

Office Properties

The following table compares the Net Operating Income for the Office Properties for the year ended December 31, 2009 and 2008.

	Total Office Portfolio				Core Office Portfolio(1)
			Dollar	Percentage			Dollar	Percentage
	2009	2008	Change	Change	2009	2008	Change	Change
	($ in thousands)

Operating revenues:
Rental income	$220,393	$223,245	$(2,852)	(1.3)%	$199,278	$213,721	$(14,443)	(6.8)%
Tenant reimbursements	24,350	26,898	(2,548)	(9.5)	22,256	25,430	(3,174)	(12.5)
Other property income	2,328	5,923	(3,595)	(60.7)	2,279	5,860	(3,581)	(61.1)

Total	247,071	256,066	(8,995)	(3.5)	223,813	245,011	(21,198)	(8.7)

Property and related expenses:
Property expenses	45,970	45,437	533	1.2	43,028	44,093	(1,065)	(2.4)
Real estate taxes	21,181	19,169	2,012	10.5	18,385	18,155	230	1.3
Provision for bad debts	76	3,876	(3,800)	(98.0)	76	3,876	(3,800)	(98.0)
Ground leases	1,597	1,617	(20)	(1.2)	1,591	1,612	(21)	(1.3)

Total	68,824	70,099	(1,275)	(1.8)	63,080	67,736	(4,656)	(6.9)

Net Operating Income	$178,247	$185,967	$(7,720)	(4.2)%	$160,733	$177,275	$(16,542)	(9.3)%

(1)	Office Properties owned and stabilized at January 1, 2008 and still owned and stabilized as of December 31, 2010.

Rental Income

Rental income from Office Properties decreased $2.9 million, or 1.3%, for the year ended December 31, 2009 compared to the year ended December 31, 2008 primarily resulting from:

•	A decrease of $14.4 million attributable to the Office Properties owned and stabilized at January 1, 2008 and still owned and stabilized as of December 31, 2010 (the “Core Office Portfolio”) primarily resulting from:

•	A decrease of $11.7 million primarily attributable to a 7.9% decrease in average occupancy from 91.9% for the year ended December 31, 2008 to 84.0% for the year ended December 31, 2009; and

•	A decrease of $2.7 million of noncash rental income primarily attributable to the acceleration of the amortization of the deferred revenue balance during the year ended December 31, 2008 related to tenant-funded tenant improvements associated with an early lease termination at one of our properties in San Diego (see Note 17 to our consolidated financial statements included with this report for additional information);

•	An offsetting increase of $11.6 million generated by one office development property that was added to the stabilized portfolio in the third quarter of 2008 and two office development properties that were added to the stabilized portfolio in the fourth quarter of 2008 (collectively, the “Office Development Properties”); and

•	An offsetting increase of $0.7 million generated by one office redevelopment property that was added to the stabilized portfolio in the third quarter of 2008 and one office redevelopment project consisting of two buildings that was added to the stabilized portfolio in the fourth quarter of 2008 (collectively, the “2008 Office Redevelopment Properties”).

Tenant Reimbursements

Tenant reimbursements from Office Properties decreased $2.5 million, or 9.5%, for the year ended December 31, 2009 compared to the year ended December 31, 2008 primarily as the result of:

•	A decrease of $3.2 million attributable to the Core Office Portfolio primarily resulting from a decrease in average occupancy, as discussed above under the caption “—Rental Income;” and

•	An offsetting increase of $1.0 million generated by the Office Development Properties and 2008 Office Redevelopment Properties.

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

Property Expenses

Property expenses from Office Properties increased $0.5 million, or 1.2%, for the year ended December 31, 2009 compared to the year ended December 31, 2008 primarily resulting from:

•	An increase of $1.3 million attributable to the Office Development Properties;

•	An increase of $0.4 million attributable to the 2008 Office Redevelopment Properties; and

•	An offsetting decrease of $1.1 million attributable to the Core Office Portfolio primarily resulting from:

•	A decrease of $2.4 million primarily attributable to a decrease in certain recurring operating expenses such as utilities, property management expenses, repairs and maintenance costs, and janitorial and other service-related costs primarily attributable to a decrease in average occupancy as discussed above under the caption “—Rental Income;” and

•	An offsetting increase of $1.0 million primarily attributable to nonreimbursable legal fees largely related to tenant defaults and costs associated with nonrecurring repairs at one of our San Diego properties.

Real Estate Taxes

Real estate taxes from Office Properties increased $2.0 million, or 10.5%, for the year ended December 31, 2009 compared to the year ended December 31, 2008 primarily attributable to the Office Development Properties and the 2008 Office Redevelopment Properties.

Provision for Bad Debts

The provision for bad debts from Office Properties decreased $3.8 million, or 98.0%, for the year ended December 31, 2009 compared to the year ended December 31, 2008 as the result of changes in our estimates of collectability of receivables from certain watchlist tenants. The provision for bad debts for the year ended December 31, 2008 included a $3.1 million charge for the deferred rent receivable related to an early termination at one of our properties in San Diego (see Note 17 to our consolidated financial statements included with this report for additional information).

Net Operating Income

Net Operating Income from Office Properties decreased $7.7 million, or 4.2%, for the year ended December 31, 2009 compared to the year ended December 31, 2008 primarily attributable to:

•	A decrease of $16.5 million attributable to the Core Office Portfolio primarily attributable to a decrease in average occupancy year over year; and

•	An offsetting increase of $9.9 million generated by the Office Development Properties and the 2008 Office Redevelopment Properties.

Industrial Properties

The following table compares the Net Operating Income for the Industrial Properties for the year ended December 31, 2009 and 2008.

Industrial Properties

	Total Industrial Portfolio				Core Industrial Portfolio(1)
			Dollar	Percentage			Dollar	Percentage
	2009	2008	Change	Change	2009	2008	Change	Change
	($ dollars in thousands)

Operating revenues:
Rental income	$27,256	$28,275	$(1,019)	(3.6)%	$26,647	$27,716	$(1,069)	(3.9)%
Tenant reimbursements	3,725	4,088	(363)	(8.9)	3,685	4,049	(364)	(9.0)
Other property income	1,382	926	456	49.2	1,382	873	509	58.3

Total	32,363	33,289	(926)	(2.8)	31,714	32,638	(924)	(2.8)

Property and related expenses:
Property expenses	3,739	3,424	315	9.2	3,220	3,295	(75)	(2.3)
Real estate taxes	3,149	2,894	255	8.8	2,661	2,567	94	3.7
Provision for bad debts	493	175	318	181.7	493	175	318	181.7

Total	7,381	6,493	888	13.7	6,374	6,037	337	5.6

Net Operating Income	$24,982	$26,796	$(1,814)	(6.8)%	$25,340	$26,601	$(1,261)	(4.7)%

(1)	Industrial Properties owned and stabilized at January 1, 2008 and still owned and stabilized as of December 31, 2010.

Rental Income

Rental income from Industrial Properties decreased $1.0 million, or 3.6%, for the year ended December 31, 2009 compared to the year ended December 31, 2008 as the result of a decrease in average occupancy for the Industrial Properties owned and stabilized at January 1, 2008 and still owned and stabilized as of December 31, 2010 (the “Core Industrial Portfolio”). Average occupancy for the Core Industrial Portfolio decreased 6.7% from 96.5% for the year ended December 31, 2008 to 89.8% for the year ended December 31, 2009.

Tenant Reimbursements

Tenant reimbursements from Industrial Properties decreased $0.4 million, or 8.9%, for the year ended December 31, 2009 compared to the year ended December 31, 2008 primarily attributable to a decrease in average occupancy in the Core Industrial Portfolio as discussed above under the caption “—Rental Income.”

Other Property Income

Other property income from Industrial Properties increased $0.5 million, or 49.2%, for the year ended December 31, 2009 compared to the year ended December 31, 2008 primarily attributable to a $0.7 million net restoration fee received during the first quarter of 2009 from a tenant that vacated one of our Industrial Properties in Orange County. Other property income for both periods consisted primarily of lease termination fees and other miscellaneous income within the Core Industrial Portfolio.

Property Expenses

Property expenses from Industrial Properties increased $0.3 million, or 9.2%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. The results for the year ended December 31, 2008 included a $0.6 million credit recorded in June 2008 for insurance proceeds received in connection with a casualty loss at one property, which was recently reentitled for residential use (the “Industrial Reentitlement Property”). Excluding the insurance proceeds credit, property expenses from Industrial Properties decreased approximately $0.3 million for the year ended December 31, 2009 compared to December 31, 2008.

Real Estate Taxes

Real estate taxes from Industrial Properties increased $0.3 million, or 8.8%, for the year ended December 31, 2009 compared to the year ended December 31, 2008 primarily attributable to one building that was moved from our stabilized portfolio to our redevelopment portfolio.

Provision for Bad Debts

The provision for bad debts from Industrial Properties increased $0.3 million, or 181.7%, for the year ended December 31, 2009 compared to the year ended December 31, 2008 as the result of changes in our estimates of collectability of receivables from certain watchlist tenants.

Net Operating Income

Net Operating Income from Industrial Properties decreased $1.8 million, or 6.8%, for the year ended December 31, 2009 compared to the year ended December 31, 2008 as the result of:

•	A decrease of $1.3 million attributable to a decrease in average occupancy in the Core Industrial Portfolio primarily year over year; and

•	A decrease of $0.5 million primarily resulting from a credit recorded in 2008 for insurance proceeds related to our Industrial Reentitlement Property.

Other Income and Expenses

General and Administrative Expense

General and administrative expenses increased $1.7 million, or 4.4%, for the year ended December 31, 2009 compared to the year ended December 31, 2008 primarily as the result of a $7.0 million charge for separation payments, partially offset by a decrease in incentive compensation expense year over year and severance costs paid in 2008.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $4.4 million, or 5.3%, for the year ended December 31, 2009 compared to the year ended December 31, 2008 primarily attributable to the Office Development Properties and the 2008 Office Redevelopment Properties.

Interest Income and Other Investment Gains (Losses)

Total interest income and other investment gains (losses) increased approximately $1.4 million, or 1,497.8%, for the year ended December 31, 2009 compared to the year ended December 31, 2008 primarily as the result of an increase in the fair value of the marketable securities held in connection with the Kilroy Realty Corporation 2007 Deferred Compensation Plan during the year ended December 31, 2009.

Interest Expense

The following table sets forth our gross interest expense, including debt discount and loan cost amortization, net of capitalized interest for the years ended December 31, 2009 and 2008.

			Dollar	Percentage
	2009	2008	Change	Change
	($ in thousands)

Gross interest expense	$55,802	$63,478	$(7,676)	(12.1)%
Capitalized interest	(9,683)	(18,132)	8,449	(46.6)%

Interest expense	$46,119	$45,346	$773	1.7%

Gross interest expense, before the effect of capitalized interest, decreased $7.7 million, or 12.1%, for the year ended December 31, 2009 compared to the year ended December 31, 2008 primarily as the result of a decrease in our average debt balance during the year ended December 31, 2009 compared to the year ended December 31, 2008 and, to a lesser extent, a decrease in our weighted-average effective interest rate from approximately 5.4% during the year ended December 31, 2008 to approximately 5.2% during the year ended December 31, 2009.

Capitalized interest decreased $8.4 million, or 46.6% for the year ended December 31, 2009 compared to the year ended December 31, 2008 primarily as the result of a decrease in our average development and redevelopment asset balances qualifying for interest capitalization during the year ended December 31, 2009 compared to the year ended December 31, 2008 and, to a lesser extent, a decrease in our weighted-average effective interest rate which caused a corresponding decrease in the capitalization rate applied to our development and redevelopment asset balances qualifying for interest capitalization. During the year ended December 31, 2009, we did not capitalize interest for certain development properties because we suspended substantially all development activities related to these projects as a result of economic conditions in our submarkets.

Gain on Early Extinguishment of Debt

Gain on early extinguishment of debt was approximately $4.9 million for the year ended December 31, 2009 and represents the net gain from the repurchase of the 3.25% Exchangeable Notes with an aggregate stated principal amount of $162.0 million (see Note 7 to our consolidated financial statements included with this report for additional information).

Liquidity and Capital Resources of the Company

In this “Liquidity and Capital Resources of the Company” section, the term the “Company” refers only to Kilroy Realty Corporation on an unconsolidated basis, and excludes the Operating Partnership and all other subsidiaries. For further discussion of the liquidity and capital resources of the Company on a consolidated basis see the section entitled “—Liquidity and Capital Resources of the Operating Partnership” below.

The Company’s business is operated primarily through the Operating Partnership. The Company issues equity from time to time, but does not otherwise generate any capital itself or conduct any business itself, other than incurring certain expenses in operating as a public company which are fully reimbursed by the Operating Partnership. The Company itself does not hold any indebtedness, and its only material asset is its ownership of partnership interests of the Operating Partnership. The Company’s principal funding requirement is the payment of dividends on its common and preferred stock. The Company’s source of funding for its dividend payments is distributions it receives from the Operating Partnership.

As of December 31, 2010, the Company owned a 96.8%, general partnership interest in the Operating Partnership excluding preferred units. The remaining 3.2% common limited partnership interest as of December 31, 2010 was owned by non-affiliate investors and certain of our executive officers and directors. Through its ownership as the sole general partner of the Operating Partnership, the Company has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control. The Company causes the Operating Partnership to distribute all, or such portion as the Company may in its discretion determine, of its available cash in the manner provided in the Operating Partnership’s partnership agreement. Distributions from the Operating Partnership are the Company’s source of capital.

The Company is a well-known seasoned issuer with an effective shelf registration statement that allows the Company to register unspecified various classes of debt and equity securities and the Operating Partnership to register unspecified and various classes of debt securities. As circumstances warrant, the Company may issue securities from time to time on an opportunistic basis, dependent upon market conditions and available pricing. When the Company receives proceeds from preferred or common equity issuances, it is required by the Operating Partnership’s partnership agreement to contribute the proceeds from its equity issuances to the Operating Partnership in exchange for preferred or common partnership units of the Operating Partnership. The Operating Partnership may use the proceeds to repay debt, including borrowings under its line of credit, develop new or existing properties, to make acquisitions of properties, portfolios of properties, or for general corporate purposes.

The liquidity of the Company is dependent on the Operating Partnership’s ability to make sufficient distributions to the Company. The Company also guarantees some of the Operating Partnership’s debt, as discussed further in Note 6 to the consolidated financial statements. If the Operating Partnership fails to fulfill certain of its debt requirements, which trigger Company guarantee obligations, then the Company would be required to fulfill its cash payment commitments under such guarantees. However, the Company’s only significant asset and source of liquidity is its investment in the Operating Partnership.

The Company believes the Operating Partnership’s sources of working capital, specifically its cash flow from operations, and borrowings available under its credit facility, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its preferred and common shareholders. Cash flows from operating activities generated by the Operating Partnership for the year ended December 31, 2010 were sufficient to cover the Company’s payment of cash dividends to its shareholders. However, there can be no assurance that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distributions to the Company. The unavailability of capital could adversely affect the Operating Partnership’s ability to make distributions to the Company, which would in turn, adversely affect the Company’s ability to pay cash dividends to its shareholders.

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

Distribution Requirements

The Company is required to distribute 90% of its taxable income (subject to certain adjustments and excluding net capital gain) on an annual basis to maintain qualification as a REIT for federal income tax purposes. As a result of this distribution requirement, the Operating Partnership cannot rely on retained earnings to fund its on-going operations to the same extent as other companies whose parent companies are not REITs. In addition, the Company may be required to use borrowings under the Operating Partnership’s Credit Facility, if necessary, to meet REIT distribution requirements and maintain its REIT status. The Company may also need to continue to raise capital in the equity markets to fund the Operating Partnership’s working capital needs, as well as potential developments of new or existing properties or acquisitions.

While historically the Company has satisfied its distribution requirement by making cash distributions to its shareholders, for distributions with respect to our 2008 through 2011 taxable years, IRS guidance allows the Company to satisfy up to 90% of this requirement through the distribution of shares of the Company’s common stock, if certain conditions are met. The Company intends to continue to make, but has not committed to make, regular quarterly cash distributions to common stockholders and common unitholders from cash flow from operating activities. All such distributions are at the discretion of the board of directors. The Company has historically distributed amounts in excess of our taxable income resulting in a return of capital to its stockholders and the Company currently believes it has the ability to maintain distributions at the 2010 levels to meet its REIT requirements for 2011. The Company considers market factors and its performance in addition to REIT requirements in determining our distribution levels. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with the Company’s intention to maintain its qualification as a REIT. Such investments may include, for example, obligations of the Government National Mortgage Association, other governmental agency securities, certificates of deposit, and interest-bearing bank deposits.

On December 9, 2010, the Board of Directors declared a regular quarterly cash dividend of $0.350 per common share payable on January 18, 2011 to stockholders of record on December 31, 2010 and caused a $0.35 per Operating Partnership unit cash distribution to be paid in respect of the Operating Partnership’s common limited partnership interests, including those owned by the Company. These dividends and distributions are equivalent to an annual rate of $1.40 per share, which in aggregate totals approximately $76.7 million of annualized common dividends and distributions per year based on common shares, restricted stock units, and common units outstanding at December 31, 2010.

On December 9, 2010, the Board of Directors declared a dividend of $0.4875 per share on the Company’s Series E Preferred Stock and a dividend of $0.46875 per share on the Company’s Series F Preferred Stock for the period commencing on and including November 15, 2010 and ending on and including February 14, 2011. The Company is also required to make quarterly cash distributions to the 7.45% Series A Preferred unitholders of $0.7 million, payable on February 15, 2011. Dividends and distributions payable to the Series E and Series F Preferred stockholders and the Series A Preferred unitholders, total approximately $15.2 million of annualized preferred dividends and distributions per year.

Debt Covenants

One of the covenants contained within the Credit Facility prohibits the Company from paying dividends in excess of 95% of FFO.

Capitalization

As of December 31, 2010, our total debt as a percentage of total market capitalization was 40.2% and our total debt and liquidation value of our preferred equity as a percentage of total market capitalization was 45.8%, which was calculated based on the closing price per share of the Company’s common stock of $36.47 on December 31, 2010 as shown in the table below.

		Aggregate Principal
		Amount or	% of Total
	Shares/Units at	$ Value	Market
	December 31, 2010	Equivalent	Capitalization
	($ in thousands)

Debt:
Credit Facility		$159,000	4.4%
3.25% Exchangeable Notes due 2012(1)		148,000	4.1
4.25% Exchangeable Notes due 2014(1)		172,500	4.8
Unsecured Senior Notes due 2014		83,000	2.3
Unsecured Senior Notes due 2015(1)		325,000	9.0
Unsecured Senior Notes due 2020(1)		250,000	6.9
Secured debt(1)		313,652	8.7

Total debt		$1,451,152	40.2%

Equity and Noncontrolling Interest:
7.450% Series A Cumulative Redeemable Preferred Units(2)	1,500,000	$75,000	2.1%
7.800% Series E Cumulative Redeemable Preferred Stock(3)	1,610,000	40,250	1.1
7.500% Series F Cumulative Redeemable Preferred Stock(3)	3,450,000	86,250	2.4
Common Units Outstanding(4)	1,723,131	62,843	1.7
Common Shares Outstanding(4)	52,349,670	1,909,192	52.5

Total equity and noncontrolling interests		2,173,535	59.8

Total Market Capitalization		$3,624,687	100.0%

(1)	Represents gross aggregate principal amount due at maturity, before the effect of the unamortized discounts as of December 31, 2010.
(2)	Value based on $50.00 per share liquidation preference.
(3)	Value based on $25.00 per share liquidation preference.
(4)	Value based on closing price per share of the Company’s common stock of $36.47 as of December 31, 2010.

Liquidity and Capital Resources of the Operating Partnership

In this “Liquidity and Capital Resources of the Operating Partnership” section, the terms “we,” “our,” and “us” refer to the Operating Partnership or the Operating Partnership and the Company together, as the context requires.

General

Our primary liquidity sources and uses are as follows:

Liquidity Sources

•	Net cash flow from operations;

•	Borrowings under the Credit Facility;

•	Proceeds from additional secured or unsecured debt financings;

•	Proceeds from public or private issuance of debt or equity securities; and

•	Proceeds from the disposition of nonstrategic assets.

Liquidity Uses

•	Property or undeveloped land acquisitions;

•	Property operating and corporate expenses;

•	Capital expenditures, tenant improvement and leasing costs;

•	Debt service and principal payments, including debt maturities;

•	Distributions to common and preferred security holders; and

•	Development and redevelopment costs;

•	Repurchasing outstanding debt.

General Strategy

Our general strategy is to maintain a conservative balance sheet with a top credit profile and to maintain a capital structure that allows for financial flexibility and diversification of capital resources. We manage our capital structure to reflect a long -term investment approach and utilize multiple sources of capital to meet our long-term capital requirements. We believe that our current projected liquidity requirements for the next twelve month period, as set forth above under the caption ‘‘—Liquidity Uses,” will be satisfied using a combination of the liquidity sources listed above. We believe our conservative leverage and staggered debt maturities provide us with financial flexibility and enhances our ability to obtain additional sources of liquidity if necessary, and, therefore, we are well-positioned to refinance or repay maturing debt and to pursue our strategy of seeking attractive acquisition opportunities, which we may finance, as necessary, with future public and private issuances of debt and equity securities.

2010 Financing Activities

During 2010, we completed a variety of capital raising activities which significantly extended our debt maturities and enabled us to fund ten building acquisitions in eight separate transactions. This financing and acquisition activity increased our consolidated total assets by approximately 35% as compared to December 31, 2009, without significantly increasing our total debt as a percentage of total market capitalization. The following activities occurred during the period (see Notes 7 and 10 to our consolidated financial statements included in this report for additional information):

•	In November 2010, the Operating Partnership issued $325.0 million in aggregate stated principal amount of 5.00% unsecured senior notes due 2015;

•	In September 2010, the Operating Partnership became a registered public entity with the SEC allowing more flexible access to the public debt and capital markets;

•	In August 2010, the Operating Partnership entered into a new $500.0 million Credit Facility with a term of three years plus a one year extension option. We used borrowings under the Credit Facility to repay, and then terminate, our previous $550.0 million unsecured line of credit (the “Prior Credit Facility”);

•	In August 2010, the Operating Partnership used borrowings under our Prior Credit Facility to repay a portion of our unsecured senior notes, with a principal balance of $61.0 million that was maturing;

•	In June 2010, the Operating Partnership completed a tender offer for the repurchase of $150 million in aggregate stated principal value of the 3.25% Exchangeable Notes;

•	In June 2010, the Operating Partnership assumed secured debt with a principal balance of $52.0 million in conjunction with the acquisition of Mission City Corporate Center in San Diego, CA;

•	In May 2010, the Operating Partnership issued $250.0 million in aggregate stated principal amount of 6.625% unsecured senior notes due 2020;

•	In April 2010, the Company completed an underwritten public offering of 9,200,000 shares of our common stock. The net offering proceeds, after deducting underwriting discounts and commissions and offering expenses, of approximately $299.8 million were contributed to the Operating Partnership in exchange for common units issued to the Company;

•	In April 2010, the Operating Partnership was assigned initial investment grade credit ratings by two major rating agencies, which we believe enhances our access to the capital markets by allowing the Operating Partnership to raise long-term unsecured debt financing in the bond market.

•	In March 2010, the Operating Partnership used borrowings under our Prior Credit Facility to repay a secured line of credit with an outstanding principal balance of $33.5 million that was scheduled to mature in April 2010.

•	In January 2010, the Operating Partnership used the proceeds from the issuance of a $71.0 million mortgage loan to repay an outstanding mortgage loan with a principal balance of $63.2 million that was scheduled to mature in April 2010. The mortgage loan is secured by five properties, bears interest at an annual rate of 6.51%, requires monthly interest and principal payments based on a 30-year amortization period, and is scheduled to mature on February 1, 2017.

Liquidity Sources

Exchangeable Notes, Unsecured Senior Notes, and Secured Debt

The aggregate principal amount of Exchangeable Notes, unsecured senior notes, and secured debt of the Operating Partnership outstanding as of December 31, 2010 was as follows:

Aggregate
Principal
Amount Outstanding
($ in thousands)

3.25% Exchangeable Notes due 2012(1)	$148,000
4.25% Exchangeable Notes due 2014(1)	172,500
Unsecured Senior Notes due 2014	83,000
Unsecured Senior Notes due 2015(1)	325,000
Unsecured Senior Notes due 2020(1)	250,000
Secured Debt(1)	313,652

Total Exchangeable Notes, Unsecured Senior Notes, and Secured Debt	$1,292,152

(1)	Represents gross aggregate principal amount before the effect of the unamortized discounts as of December 31, 2010.

Debt Composition

The composition of our aggregate debt balances between fixed- and variable-rate debt as of December 31, 2010 and 2009 were as follows:

	Percentage of Total Debt		Weighted Average Interest Rate
	2010	2009	2010	2009

Secured vs. unsecured:
Unsecured(1)	78.4%	70.7%	4.8%	3.8%
Secured	21.6	29.3	6.0	5.7
Variable-rate vs. fixed-rate:
Variable-rate	11.0	13.0	2.9	1.1
Fixed-rate(1)	89.0	87.0	5.3	4.8

Stated interest rate(1)			5.1	4.3

Interest rate including loan costs(1)			5.7	4.8

GAAP Effective Rate(2)			6.3%	5.9%

(1)	Excludes the impact of the amortization of the noncash debt discount related to the accounting required for our Exchangeable Notes.
(2)	Includes the impact of the amortization of the noncash debt discounts related to the accounting required for our Exchangeable Notes.

Credit Facility

As discussed above under the caption “—2010 Financing Activities,” the Operating Partnership entered into the Credit Facility in August 2010 and used borrowings under the Credit Facility to repay, and then terminate, the Prior Credit Facility. The following table summarizes the balance and significant terms of the Credit Facility and Prior Credit Facility as of December 31, 2010 and December 31, 2009, respectively:

		Prior Credit
	Credit Facility	Facility
	December 31, 2010	December 31, 2009
	(in thousands)

Outstanding borrowings	$159,000	$97,000
Remaining borrowing capacity	341,000	453,000

Total borrowing capacity(1)	$500,000	$550,000

Maturity date(2)(3)	August 2013	April 2010
Interest rate(4)	2.99%	1.11%
Fees(5)	0.575%	0.200%

(1)	We may elect to borrow, subject to bank approval, up to an additional $200 million under an accordion feature under the terms of the Credit Facility.
(2)	Under the terms of the Credit Facility, we may exercise an option to extend the maturity date by one year.
(3)	In April 2010, we exercised an option to extend the maturity date of the Prior Credit Facility by one year.
(4)	As of December 31, 2010, the Credit Facility bore interest at an annual rate of LIBOR plus 2.675%. As of December 31, 2009, the Prior Credit Facility bore interest at an annual rate of LIBOR plus 0.85% to 1.35% depending upon our leverage ratio at the time of borrowing.
(5)	As of December 31, 2010, the facility fee for the Credit Facility was at an annual rate of 0.575%. In addition, we also incurred debt origination and legal costs of approximately $5 million, which will be amortized as additional interest expense through the contractual maturity date. As of December 31, 2009, the fee for unused funds for the Prior Credit Facility was at an annual rate of 0.15% to 0.20%, depending on the balance of our daily average undrawn balance.

Liquidity Uses

Contractual Obligations

The following table provides information with respect to the Operating Partnership’s contractual obligations as of December 31, 2010. The table (i) indicates the maturities and scheduled principal repayments of our secured debt, Exchangeable Notes, unsecured senior notes, and Credit Facility; (ii) indicates the scheduled interest payments of our fixed-rate and variable-rate debt as of December 31, 2010; (iii) provides information about the minimum commitments due in connection with our ground lease obligations and other lease and contractual commitments; and (iv) provides estimated redevelopment commitments as of December 31, 2010. Note that the table does not reflect our available debt maturity extension options and reflects gross aggregate principal amounts before the effect of unamortized discounts.

	Payment Due by Period
	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years
	(2011)	(2012-2013)	(2014-2015)	(After 2015)	Total
			(in thousands)

Principal payments—secured debt(1)	$75,017	$159,528	$7,185	$71,922	$313,652
Principal payments—Exchangeable Notes(2)		148,000	172,500		320,500
Principal payments—unsecured senior notes(3)			408,000	250,000	658,000
Principal payments—Credit Facility		159,000			159,000
Interest payments—fixed-rate debt(4)	69,214	107,255	84,048	81,795	342,312
Interest payments—variable-rate debt(5)	5,883	9,805			15,688
Ground lease obligations(6)	1,329	2,192	2,040	68,542	74,103
Lease and contractual commitments(7)	42,229	4,183	3,791		50,203
Redevelopment commitments(8)	15,000				15,000

Total	$208,672	$589,963	$677,564	$472,259	$1,948,458

(1)	Includes the $52.0 million gross aggregate principal amount of the loan due in April 2012 before the effect of the unamortized discount of approximately $0.6 million as of December 31, 2010.
(2)	Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $20.5 million as of December 31, 2010.
(3)	Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $2.2 million as of December 31, 2010.
(4)	As of December 31, 2010, 89.0% of our debt was contractually fixed. The information in the table above reflects our projected interest rate obligations for these fixed-rate payments based on the contractual interest rates, interest payment dates, and scheduled maturity dates.
(5)	As of December 31, 2010, 11.0% of our debt bore interest at variable rates. The variable interest rate payments are based on LIBOR plus a spread of 2.675% as of December 31, 2010. The information in the table above reflects our projected interest rate obligations for these variable-rate payments based on outstanding principal balances as of December 31, 2010, the scheduled interest payment dates, and the contractual maturity dates.
(6)	One of our ground lease obligations is subject to a fair market value adjustment every five years; however, the lease includes ground rent subprotection and infrastructure rent credits which currently limit our annual rental obligations to $1.0 million. The contractual obligations for this ground lease included above assumes the $1.0 million annual ground lease rental obligation in effect as of December 31, 2010.
(7)	Amounts represent commitments under signed leases and contracts for operating properties, excluding tenant-funded tenant improvements. The timing of these expenditures may fluctuate.
(8)	Amounts represent contractual commitments for redevelopment contracts and projects under construction at December 31, 2010. Costs include the remaining total estimated investment, excluding capitalized interest, development overhead, potential future leasing costs, and tenant improvements for these projects. The timing of these expenditures may fluctuate based on the ultimate progress of construction.

Potential Future Capital Requirements

Potential Future Acquisitions

During the year ended December 31, 2010, we spent approximately $637.6 million in cash to acquire ten properties in eight transactions. We expect that in 2011 we will continue to pursue and evaluate strategic opportunities to acquire additional properties that provide attractive yields, significant potential for growth in cash flow from operations, present growth opportunities in strategic markets, or demonstrate the potential for improved performance through strategic management. We expect that any material acquisitions will be funded with borrowings under our Credit Facility or the public issuance of new debt or equity securities.

Redevelopment and Development Opportunities

As of December 31, 2010, we had one redevelopment project under construction. This project has a total estimated investment of approximately $50 million of which we have incurred approximately $15 million as of December 31, 2010. Of the remaining $35 million yet to be incurred, we are currently contractually obligated to approximately $15 million over the next year as shown in our contractual obligations table above. We expect we also may incur up to approximately $20 million of the $50 million in leasing related costs for this project, depending on leasing activity. Ultimate timing of these expenditures may fluctuate given the ultimate progress and leasing status of the redevelopment project.

Over the next year, we may also redevelop certain other properties that have been occupied by long-term tenants and thus require significant capital expenditures to update and modernize the buildings. We are also focusing on enhancing the entitlements for our existing development land pipeline and are evaluating strategic alternatives for the one property that was recently re-entitled for residential use. We estimate that we could spend up to to an additional $20 million on these efforts during 2011.

In addition, we continually evaluate the size, timing, costs, and scope of our development program and, as necessary, scale activity to reflect the market conditions and the real estate fundamentals that exist in our strategic submarkets. Therefore, depending on future market conditions, we anticipate that we may have additional spending for our future development pipeline projects during 2011 and beyond.

Potential Future Leasing Costs and Capital Improvements

Given the current economic conditions, the amounts we are required to spend on tenant improvements and leasing costs are expected to remain above historical levels for us to be able to execute leases at current market terms, as evidenced in the table below. The amounts we ultimately incur for tenant improvements and leasing costs will depend on actual leasing activity. Tenant improvements and leasing costs generally fluctuate in any given period depending on factors such as the type of property, the term of the lease, the type of the lease, the involvement of external leasing agents, and overall market conditions. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to maintain our properties.

We currently project we could spend up to $25 million in capital improvements, tenant improvements, and leasing costs in 2011 for properties within our stabilized portfolio, depending on leasing activity, in addition to the $42 million of lease and contractual commitments discussed in our capital commitments table above.

The following tables set forth our historical capital expenditures, tenant improvements, and leasing costs, excluding tenant-funded tenant improvements, for renewed and re-tenanted space within our stabilized portfolio for each of the three years during the period ended December 31, 2010 on a per square foot basis.

	Year Ended December 31,
	2010	2009	2008

Office Properties:
Capital Expenditures:
Capital expenditures per square foot	$1.36	$0.86	$0.91
Tenant Improvement and Leasing Costs(1)
Replacement tenant square feet	637,155	221,229	180,696
Tenant improvements per square foot leased	$28.03	$27.47	$24.21
Leasing commissions per square foot leased	$9.30	$9.64	$11.52
Total per square foot	$37.33	$37.11	$35.73
Renewal tenant square feet	691,531	680,977	349,009
Tenant improvements per square foot leased	$12.67	$10.38	$5.74
Leasing commissions per square foot leased	$8.31	$8.00	$4.55
Total per square foot	$20.98	$18.38	$10.29
Total per square foot per year	$5.49	$4.18	$4.30
Average remaining lease term (in years)	5.3	5.5	4.4
Industrial Properties:
Capital Expenditures:
Capital expenditures per square foot	$0.41	$0.85	$0.28
Tenant Improvement and Leasing Costs(1)
Replacement tenant square feet	508,105	248,380	212,698
Tenant improvements per square foot leased	$5.02	$2.54	$2.52
Leasing commissions per square foot leased	$2.55	$2.19	$2.31
Total per square foot	$7.57	$4.73	$4.83
Renewal tenant square feet	278,700	545,143	728,363
Tenant improvements per square foot leased	$2.15	$1.49	$2.55
Leasing commissions per square foot leased	$2.32	$3.02	$1.37
Total per square foot	$4.46	$4.50	$3.91
Total per square foot per year	$0.96	$0.74	$0.79
Average remaining lease term (in years)	6.8	6.2	5.3

(1)	Includes only tenants with lease terms of 12 months or longer. Excludes leases for month-to-month and first generation expenditures. First generation expenditures are those expenditures that ultimately result in additional revenue generated when the space is re-leased.

As a result of the volume of leases that commenced in 2010, office capital expenditures trended higher than in past years. We believe that all of our properties are well maintained and do not require significant capital improvements, and do not anticipate this trend to continue.

Distribution Requirements

For a discussion of our dividend and distribution requirements, please see the Distribution Requirements discussion under Liquidity and Capital Resources of the Company.

Other Potential Future Liquidity Uses

We may seek to repurchase additional debt securities depending on prevailing market conditions, our liquidity requirements, and other factors.

We have the ability to repurchase preferred stock in open market transactions. We may repurchase our outstanding preferred stock in the future depending upon market conditions and our liquidity and financial position.

An aggregate of 988,025 common shares currently remain eligible for repurchase under a share-repurchase program approved by our board of directors. We did not repurchase shares of common stock under this program during the year ended December 31, 2010. We may repurchase additional shares of our common stock in the future depending upon market conditions.

Factors That May Influence Future Sources of Capital and Liquidity

We continue to evaluate sources of financing for our business activities, including borrowings under the Credit Facility, issuance of public and private unsecured debt, fixed-rate secured mortgage financing, and offerings of the Company’s common stock. However, the Operating Partnership’s ability to obtain new financing or refinance existing borrowings on favorable terms could be impacted by various factors including the state of economic conditions, significant tenant defaults, a further decline in the demand for office or industrial properties, a further decrease in market rental rates or market values of real estate assets in our submarkets, and the amount of future borrowings. These events could result in the following:

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

Debt Covenants

The Credit Facility, unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key existing financial covenants and their covenant levels include:

		Actual Performance at
	Covenant Level	December 31, 2010

Unsecured Line of Credit (as defined in the Credit Agreement):
Total debt to total asset value	less than 60%	37%
Fixed charge coverage ratio	greater than 1.5x	2.8	x
Unsecured debt ratio	greater than 1.67x	2.48	x
Unencumbered asset pool debt service coverage	greater than 2.0x	4.9	x
Unencumbered debt yield	greater than 12%	16%
Unsecured Senior Notes due 2015 and 2020 (as defined in the Indenture):
Total debt/total asset value	less than 60%	43%
Interest coverage	greater than 1.5x	3.4	x
Secured debt/total asset value	less than 40%	9%
Unencumbered asset pool value to unsecured debt	greater than 150%	248%

We believe that the Operating Partnership was in compliance with all its debt covenants as of December 31, 2010. Our current expectation is that the Operating Partnership will continue to meet the requirements of its debt covenants in both the short and long term. However, in the event of a continued economic slow down and continued volatility in the credit markets, there is no certainty that the Operating Partnership will be able to continue to satisfy all the covenant requirements.

Historical Cash Flow Summary

Our historical cash flow activity for the year ended December 31, 2010 as compared to the year ended December 31, 2009 was as follows:

	Year Ended December 31,
			Dollar	Percentage
	2010	2009	Change	Change
		($ in thousands)

Net cash provided by operating activities	$119,827	$124,965	$(5,138)	(4.1)%
Net cash used in investing activities	(701,774)	(50,474)	(651,300)	(1,290.4)
Net cash provided by (used in) financing activities	586,904	(74,161)	661,065	891.4

Operating Activities

Our cash flows from operations depends on numerous factors including the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, the level of operating expenses, the impact of property acquisitions and related financing activities, and other general and administrative costs. Our net cash provided by operating activities decreased by $5.1 million, or 4.1%, for the year ended December 31, 2010 compared to the year ended December 31, 2009 primarily as the result of an increase in expenditures for severance costs and acquisition related costs.

Investing Activities

Our net cash used in investing activities is generally used to fund property acquisitions, recurring and nonrecurring capital expenditures for our operating properties, and development and redevelopment projects . Our net cash used in investing activities increased $651.3 million, or 1,290.4%, for the year ended December 31, 2010 compared to the year ended December 31, 2009. This net increase was primarily attributable to the following:

•	Approximately $637.6 million in cash paid to acquire ten operating properties in eight transactions during 2010;

•	An increase of $35.6 million in expenditures for our operating properties in 2010 primarily for tenant improvement projects and leasing commissions related to increased leasing activity;

•	An offsetting decrease primarily as the result of $10.7 million in cash received for the repayment of the note receivable balance and $10.0 million in proceeds received from the sale of properties.

Financing Activities

Our net cash provided by or used in financing activities is generally impacted by our capital raising activities net of dividends and distributions paid to common and preferred security holders. Net cash provided by financing activities increased by $661.1 million, or 891.4%, for the year ended December 31, 2010 compared to the year ended December 31, 2009, and was primarily attributable to an increase in our capital raising activities during 2010 to fund our 2010 property acquisitions (see 2010 Financing Activities discussion under the heading Liquidity and Capital Resources of the Operating Partnerships for additional information).

Off-Balance Sheet Arrangements

As of December 31, 2010 and as of the date this report was filed, we did not have any off-balance sheet transactions, arrangements, or obligations, including contingent obligations.

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

The following table presents our FFO for the years ended December 31, 2010, 2009, 2008, 2007, and 2006:

	Year Ended December 31,
	2010	2009	2008	2007	2006
			(in thousands)

Net income available to common stockholders	$4,512	$21,794	$29,829	$101,164	$72,256
Adjustments:
Net income attributable to noncontrolling common units of the Operating Partnership	178	1,025	1,886	6,957	5,990
Depreciation and amortization of real estate assets	102,898	86,825	82,491	73,708	71,197
Net gain on dispositions of discontinued operations	(949)	(2,485)	(234)	(74,505)	(31,259)

Funds From Operations(1)	$106,639	$107,159	$113,972	$107,324	$118,184

(1)	Reported amounts are attributable to common stockholders and common unitholders.

The following table presents our weighted average common shares and common units outstanding for the years ended December 31, 2010, 2009, 2008, 2007, and 2006:

	Year Ended December 31,
	2010	2009	2008	2007	2006

Weighted average common shares outstanding	49,497,487	38,705,101	32,466,591	32,379,997	31,244,062
Weighted average common units outstanding	1,723,131	1,731,095	2,065,188	2,235,772	2,598,313
Effect of participating securities—nonvested shares and restricted stock units	812,865	785,582	372,444	312,552	154,079

Total basic weighted average shares/units outstanding	52,033,483	41,221,778	34,904,223	34,928,321	33,996,454
Effect of dilutive securities—stock options and contingently issuable shares	15,708	27,025	74,281	28,969	48,566

Total diluted weighted average shares/units outstanding	52,049,191	41,248,803	34,978,504	34,957,290	34,045,020

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

The primary market risk we face is interest rate risk. We mitigate this risk by following established risk management policies and procedures. These policies include maintaining prudent amounts of debt, including a greater amount of fixed-rate debt as compared to variable-rate debt in our portfolio, and may include the periodic use of derivative instruments. As of December 31, 2010 and 2009, we did not have any interest-rate sensitive derivative assets or liabilities.

Information about our changes in interest rate risk exposures from December 31, 2009 to December 31, 2010 is incorporated herein by reference from Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Liquidity and Capital Resources of the Operating Partnership.”

Market Risk

As of December 31, 2010, approximately 11% of our total outstanding debt of $1.5 billion was subject to variable interest rates. The remaining 89.0% bore interest at fixed rates. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes.

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

With the exception of the Exchangeable Notes and our publicly traded unsecured senior notes, we generally determine the fair value of our fixed-rate debt by performing discounted cash flow analyses using an appropriate market rate. We calculate the market rate by obtaining period-end treasury rates for maturities that correspond to the maturities of our fixed-rate debt and then adding an appropriate credit spread based on information obtained from third-party financial institutions. These credit spreads take into account factors, including but not limited to, our credit profile, the tenure of the debt, amortization period, whether the debt is secured or unsecured, and the loan-to-value ratio of the debt. We determine the fair value of the liability component of our Exchangeable Notes by performing discounted cash flow analysis using an appropriate market interest rate for similar non-convertible conventional debt instruments. We determine the fair value of each of our publicly traded unsecured senior notes based on their quoted trading price at the end of the reporting period. See Note 16 to our consolidated financial statements included in this report for additional information on the fair value of our financial assets and liabilities as of December 31, 2010 and 2009.

As of December 31, 2010, the total outstanding balance of our variable-rate debt included borrowings on our Credit Facility of $159.0 million and was indexed to LIBOR plus a spread of 2.675% (weighted average interest rate was 2.99% ). As of December 31, 2009, the total outstanding balance of our variable-rate debt included borrowings of $97.0 million on our Prior Credit Facility, which was indexed to LIBOR plus a spread of 0.85%, and borrowings of $33.5 million on our secured line of credit, which was indexed to LIBOR plus a spread of 0.75% (weighted average interest rate was 1.1%). Assuming no changes in the outstanding balance of our existing variable-rate debt as of December 31, 2010, a 100 basis point increase in the LIBOR rate would increase our projected annual interest expense, before the effect of capitalization, by approximately $1.6 million. Comparatively, if interest rates were 100 basis points higher as of December 31, 2009, our projected annual interest expense, before the effect of capitalization, would have been $1.3 million higher.

The total carrying value of our fixed-rate debt, including our Exchangeable Notes, was approximately $1.3 billion and $841.5 million as of December 31, 2010 and 2009, respectively. The total estimated fair value of our fixed-rate debt was approximately $1.3 billion and $842.1 million as of December 31, 2010 and 2009, respectively. For sensitivity purposes, a 100 basis point increase in the discount rate equates to a decrease in the total fair value of our fixed-rate debt of approximately $47.2 million, or 3.6%, as of December 31, 2010. Comparatively, a 100 basis point increase in the discount rate equates to a decrease in the total fair value of our fixed-rate debt of approximately $20.2 million, or 2.4%, as of December 31, 2009.

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

Kilroy Realty Corporation

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is processed, recorded, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes that occurred during the fourth quarter of the year covered by this report in the Company’s internal control over financial reporting identified in connection with the evaluation referenced above that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the consolidated financial statements.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is supported by written policies and procedures and by an appropriate segregation of responsibilities and duties. The Company has used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess our internal control over financial reporting. Based upon this assessment, management concluded that internal control over financial reporting operated effectively as of December 31, 2010.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited the Company’s financial statements and has issued a report on the effectiveness of the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Kilroy Realty Corporation
Los Angeles, California

We have audited the internal control over financial reporting of Kilroy Realty Corporation (the “Company”) as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2010, of the Company and our report dated February 10, 2011, expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/  DELOITTE & TOUCHE LLP
Los Angeles, California
February 10, 2011

Kilroy Realty, L.P.

The Operating Partnership maintains disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is processed, recorded, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of our general partner, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), the Operating Partnership carried out an evaluation, under the supervision and with the participation of management including the Chief Executive Officer and Chief Financial Officer of our general partner, of the effectiveness of the design and operation of the disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of our general partner concluded, as of that time, that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes that occurred during the fourth quarter of the year covered by this report in the Operating Partnership’s internal control over financial reporting identified in connection with the evaluation referenced above that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer of our general partner and effected by the board of directors, management, and other personnel of our general partner to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the consolidated financial statements.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is supported by written policies and procedures and by an appropriate segregation of responsibilities and duties. The Operating Partnership has used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess our internal control over financial reporting. Based upon this assessment, management concluded that internal control over financial reporting operated effectively as of December 31, 2010.

Deloitte & Touche LLP, the Operating Partnership’s independent registered public accounting firm, has audited the Operating Partnership’s financial statements and has issued a report on the effectiveness of the Operating Partnership’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Kilroy Realty, L.P.
Los Angeles, California

We have audited the internal control over financial reporting of Kilroy Realty, L.P. (the “Operating Partnership”) as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Operating Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Operating Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2010, of the Operating Partnership and our report dated February 10, 2011, expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/  DELOITTE & TOUCHE LLP
Los Angeles, California
February 10, 2011

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2011.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2011.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2011.

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

(3)	Exhibits

Exhibit
Number		Description

3	.(i)1	Kilroy Realty Corporation Articles of Restatement(41)
3	.(i)2	Certificate of Limited Partnership of Kilroy Realty, L.P.(42)
3	.(i)3	Amendment to the Certificate of Limited Partnership of Kilroy Realty, L.P.(42)
3	.(ii).1	Second Amended and Restated Bylaws of the Registrant(31)
3	.(ii).2	Amendment No. 1 to Second Amended and Restated Bylaws(35)
4.1		Form of Certificate for Common Stock of the Registrant(1)
4.2		Registration Rights Agreement dated January 31, 1997(1)
4.3		Registration Rights Agreement dated February 6, 1998(3)
4.4		Second Amended and Restated Registration Rights Agreement dated as of March 5, 2004(2)
4.5		Registration Rights Agreement dated as of October 31, 1997(4)
4.6		Registration Rights Agreement dated as of October 6, 2000(6)
4.7		The Company is party to agreements in connection with long-term debt obligations, none of which individually exceeds ten percent of the total assets of the Company on a consolidated basis. Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Company agrees to furnish copies of these agreements to the Commission upon request
4.8		Note and Guarantee Agreement dated August 4, 2004 by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and the purchasers whose names appear in the acceptance form at the end of the Note and Guarantee Agreement(7)

Exhibit
Number		Description

4.9		Form of 5.72% Series A Guaranteed Senior Note due 2010(7)
4.10		Form of 6.45% Series B Guaranteed Senior Note due 2014(7)
4	.11†	Kilroy Realty 2006 Incentive Award Plan(24)
4	.12†	Amendment to Kilroy Realty 2006 Incentive Award Plan(26)
4	.13†	Second Amendment to Kilroy Realty 2006 Incentive Award Plan(30)
4	.14†	Third Amendment to Kilroy Realty 2006 Incentive Award Plan(35)
4	.15†	Form of Restricted Stock Award Agreement(25)
4.16		Indenture, dated as of April 2, 2007, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, including the form of 3.250% Exchangeable Senior Notes due 2012(28)
4.17		Registration Rights Agreement, dated April 2, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation, and J.P. Morgan Securities Inc., Banc of America Securities LLC and Lehman Brothers Inc.(28)
4.18		Indenture, dated as of November 20, 2009, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, including the form of 4.250% Exchangeable Senior Notes due 2014 and the form of related guarantee(39)
4.19		Registration Rights Agreement, dated November 20, 2009, among Kilroy Realty, L.P., Kilroy Realty Corporation, J.P. Morgan Securities Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated(39)
4.20		Form of Certificate for Partnership Units of Kilroy Realty, L.P.(42)
4.21		Indenture, dated May 24, 2010, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, including the form of 6.625% Senior Notes due 2020 and the form of the related guarantee(43)
4.22		Registration Rights Agreement, dated May 24, 2010, among Kilroy Realty, L.P., Kilroy Realty Corporation, J.P. Morgan Securities Inc., Banc of America Securities LLC and Barclays Capital Inc.(43)
4	.23†	Fourth Amendment to Kilroy Realty 2006 Incentive Award Plan(44)
4.24		Indenture, dated November 3, 2010, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, including the form of 5.000% Senior Notes due 2015 and the form of related guarantee(45)
10.1		Fifth Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P. dated as of March 5, 2004(2)
10.2		First Amendment to Fifth Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P., dated as of December 7, 2004(8)
10.3		Second Amendment to Fifth Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P., dated as of October 2, 2008(34)
10.4		Third Amendment to Fifth Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P.(36)
10.5		Omnibus Agreement dated as of October 30, 1996 by and among Kilroy Realty, L.P. and the parties named therein(1)
10.6		Supplemental Representations, Warranties and Indemnity Agreement by and among Kilroy Realty, L.P. and the parties named therein(1)
10.7		Pledge Agreement by and among Kilroy Realty, L.P., John B. Kilroy, Sr., John B. Kilroy, Jr. and Kilroy Industries(1)
10	.8†	1997 Stock Option and Incentive Plan of the Registrant and Kilroy Realty, L.P.(1)
10.9		Lease Agreement dated January 24, 1989 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase I(9)
10.10		First Amendment to Lease Agreement dated December 28, 1990 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase I(9)
10.11		Lease Agreement dated July 17, 1985 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III(10)
10.12		Lease Agreement dated April 21, 1988 by and between Kilroy Long Beach Associates and the Board of Water Commissioners of the City of Long Beach, acting for and on behalf of the City of Long Beach, for Long Beach Phase IV(10)
10.13		Lease Agreement dated December 30, 1988 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase II(10)

Exhibit
Number		Description

10.14		First Amendment to Lease dated January 24, 1989 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III(10)
10.15		Second Amendment to Lease Agreement dated December 28, 1990 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III(10)
10.16		First Amendment to Lease Agreement dated December 28, 1990 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase II(10)
10.17		Third Amendment to Lease Agreement dated October 10, 1994 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III(10)
10.18		Development Agreement by and between Kilroy Long Beach Associates and the City of Long Beach (10)
10.19		Amendment No. 1 to Development Agreement by and between Kilroy Long Beach Associates and the City of Long Beach(10)
10.20		Property Management Agreement between Kilroy Realty Finance Partnership, L.P. and Kilroy Realty, L.P.(11)
10.21		Form of Environmental Indemnity Agreement(11)
10.22		Option Agreement by and between Kilroy Realty, L.P. and Kilroy Airport Imperial Co.(12)
10.23		Option Agreement by and between Kilroy Realty, L.P. and Kilroy Calabasas Associates(12)
10	.24†	Noncompetition Agreement by and between the Registrant and John B. Kilroy, Sr.(1)
10	.25†	Noncompetition Agreement by and between the Registrant and John B. Kilroy, Jr.(1)
10.26		License Agreement by and among the Registrant and the other persons named therein(12)
10.27		Purchase and Sale Agreement and Joint Escrow Instructions dated April 30, 1997 by and between Mission Land Company, Mission-Vacaville, L.P. and Kilroy Realty, L.P.(13)
10.28		Agreement of Purchase and Sale and Joint Escrow Instructions dated April 30, 1997 by and between Camarillo Partners and Kilroy Realty, L.P.(13)
10.29		Purchase and Sale Agreement and Escrow Instructions dated May 5, 1997 by and between Kilroy Realty L.P. and Pullman Carnegie Associates(14)
10.30		Amendment to Purchase and Sale Agreement and Escrow Instructions dated June 27, 1997 by and between Pullman Carnegie Associates and Kilroy Realty, L.P.(14)
10.31		Purchase and Sale Agreement, Contribution Agreement and Joint Escrow Instructions dated May 12, 1997 by and between Shidler West Acquisition Company, LLC and Kilroy Realty, L.P.(15)
10.32		First Amendment to Purchase and Sale Agreement, Contribution Agreement and Joint Escrow Instructions dated June 6, 1997 by and between Shidler West Acquisition Company, L.L.C. and Kilroy Realty, L.P.(15)
10.33		Second Amendment to Purchase and Sale Agreement, Contribution Agreement and Joint Escrow Instructions dated June 12, 1997 by and between Shidler West Acquisition Company, LLC and Kilroy Realty, L.P.(15)
10.34		Agreement of Purchase and Sale and Joint Escrow Instructions dated June 12, 1997 by and between Mazda Motor of America, Inc. and Kilroy Realty, L.P.(14)
10.35		First Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated June 30, 1997 by and between Mazda Motor of America, Inc. and Kilroy Realty, L.P.(14)
10.36		Agreement for Purchase and Sale of 2100 Colorado Avenue, Santa Monica, California dated June 16, 1997 by and between Santa Monica Number Seven Associates L.P. and Kilroy Realty, L.P.(14)
10.37		Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners(16)
10.38		First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated August 22, 1997(16)
10.39		Second Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 5, 1997(16)
10.40		Third Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 19, 1997(16)
10.41		Fourth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 22, 1997(16)
10.42		Fifth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 23, 1997(16)
10.43		Sixth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1998 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 25, 1997(16)

Exhibit
Number		Description

10.44		Seventh Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 29, 1997(16)
10.45		Eighth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated October 2, 1997(16)
10.46		Ninth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated October 24, 1997(16)
10.47		Contribution Agreement dated October 21, 1997 by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and The Allen Group and the Allens(17)
10.48		Purchase and Sale Agreement and Escrow Instructions dated December 11, 1997 by and between Kilroy Realty, L.P. and Swede-Cal Properties, Inc., Viking Investors of Southern California, L.P. and Viking Investors of Southern California II, L.P.(18)
10.49		Amendment to the Contribution Agreement dated October 14, 1998 by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and The Allen Group and the Allens dated October 21, 1997(19)
10.50		Secured Promissory Notes and Deeds of Trusts Aggregating $80.0 Million payable to Metropolitan Life Insurance Company dated January 10, 2002(20)
10.51		Secured Promissory Notes and Deeds of Trust Aggregating $115 million payable to Teachers Insurance and Annuity Association of America(21)
10.52		Fourth Amended and Restated Revolving Credit Agreement dated October 22, 2004(22)
10.53		Fourth Amended and Restated Guaranty of Payment dated October 22, 2004(22)
10.54		Amendment No. 1 to Fourth Amended and Restated Credit Agreement dated June 30, 2005(38)
10.55		Amendment No. 2 to Fourth Amended and Restated Credit Agreement dated April 26, 2006(23)
10.56		Amendment No. 3 to Fourth Amended and Restated Credit Agreement(37)
10	.57†	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and John B. Kilroy, Jr. effective as of January 1, 2007(27)
10	.58†	Addendum No. 1 to Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and John B. Kilroy, Jr. effective as of February 12, 2008(40)
10	.59†	Amendment No. 2 to Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and John B. Kilroy, Jr. effective as of December 31, 2009(40)
10	.60†	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Jeffrey C. Hawken effective as of January 1, 2007(27)
10	.61†	Amendment No. 1 to Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Jeffrey C. Hawken effective as of December 31, 2009(40)
10	.62†	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Richard E. Moran Jr. effective as of January 1, 2007(27)
10	.63†	Amendment No. 1 to Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Richard E. Moran Jr. effective as of December 31, 2009(40)
10.64		Letter confirmation dated March 27, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation and JPMorgan Chase Bank, National Association, London Branch(28)
10.65		Letter confirmation dated March 27, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation and Bank of America, N.A.(28)
10.66		Letter confirmation dated March 27, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation and Lehman Brothers OTC Derivatives Inc.(28)
10.67		Amendment to letter confirmation dated April 4, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation and JPMorgan Chase Bank, National Association, London Branch(29)
10.68		Amendment to letter confirmation dated April 4, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation and Bank of America, N.A.(29)
10.69		Amendment to letter confirmation dated April 4, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation and Lehman Brothers OTC Derivatives Inc.(29)
10	.70†	Kilroy Realty Corporation 2007 Deferred Compensation Plan(32)
10	.71†	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Steven R. Scott effective as of January 1, 2007(32)
10	.72†	Amendment No. 1 to Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Steven R. Scott effective as of December 31, 2009(40)
10	.73†	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Tyler H. Rose effective as of January 1, 2007(32)

Exhibit
Number		Description

10	.74†	Amendment No. 1 to Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Tyler H. Rose effective as of December 31, 2009(40)
10	.75†	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Heidi Roth effective as of January 1, 2007(32)
10	.76†	Amendment No. 1 to Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Heidi Roth effective as of December 31, 2009(40)
10	.77†	Kilroy Realty Corporation Stock Award Deferral Program(33)
10.78		Letter confirmation dated November 16, 2009, among Kilroy Realty, L.P., Kilroy Realty Corporation and JPMorgan Chase Bank, National Association, London Branch(39)
10.79		Letter confirmation dated November 16, 2009, among Kilroy Realty, L.P., Kilroy Realty Corporation and Bank of America, N.A.(39)
10.80		Letter confirmation dated November 20, 2009, among Kilroy Realty, L.P., Kilroy Realty Corporation and JPMorgan Chase Bank, National Association, London Branch(39)
10.81		Letter confirmation dated November 20, 2009, among Kilroy Realty, L.P., Kilroy Realty Corporation and Bank of America, N.A.(39)
10	.82†	Form of Indemnification Agreement of Kilroy Realty Corporation with certain officers and directors(41)
10	.83†	Separation Agreement and Release dated December 16, 2009 by and between Richard E. Moran Jr., Kilroy Realty, L.P. and Kilroy Realty Corporation(41)
10.84		Deed of Trust and Security Agreement dated January 26, 2010 between Kilroy Realty, L.P. and The Northwestern Mutual Life Insurance Company; related Promissory Note dated January 26, 2010 for $71 million payable to The Northwestern Mutual Life Insurance Company; and related Guarantee of Recourse Obligations dated January 26, 2010 by Kilroy Realty Corporation(41)
10.85		Agreement of Purchase and Sale and Joint Escrow Instructions dated April 12, 2010 by and between Kilroy Realty, L.P, a Delaware limited partnership, and MEPT 303 Second Street LLC, a Delaware limited liability company(46)
10.86		First Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated May 21, 2010 by and between Kilroy Realty, L.P, a Delaware limited partnership, and MEPT 303 Second Street LLC, a Delaware limited liability company(46)
10.87		Revolving Credit Agreement dated August 10, 2010(47)
10.88		Guaranty of Payment dated August 10, 2010(47)
10.89		Promissory Note dated January 12, 2011, executed by Kilroy Realty 303, LLC(48)
10.90		Deed of Trust, Security Agreement and Fixture Filing dated January 12, 2011, executed by Kilroy Realty 303, LLC(48)
10.91		Guaranty dated January 12, 2011, executed by Kilroy Realty, L.P.(48)
10.92		Unsecured Indemnity Agreement dated January 12, 2011, executed by Kilroy Realty 303, LLC(48)
12	.1*	Statement of Computation of Consolidated Ratio of Earnings of Kilroy Realty Corporation
12	.2*	Statement of Computation of Consolidated Ratio of Earnings of Kilroy Realty, L.P.
21	.1*	List of Subsidiaries of Kilroy Realty Corporation
21	.2*	List of Subsidiaries of Kilroy Realty, L.P.
23	.1*	Consent of Deloitte & Touche LLP for Kilroy Realty Corporation
23	.2*	Consent of Deloitte & Touche LLP for Kilroy Realty, L.P.
24	.1*	Power of Attorney (included on the signature pages of this Form 10-K)
31	.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty Corporation
31	.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty Corporation
31	.3*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty, L.P.
31	.4*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty, L.P.
32	.1*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty Corporation
32	.2*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty Corporation
32	.3*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty, L.P.
32	.4*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty, L.P.
101.1		The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the year ended December 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Equity and (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.(5)

*	Filed herewith
†	Management contract or compensatory plan or arrangement.

(1)	Previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553).
(2)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2003.
(3)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 11, 1998.
(4)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K/A as filed with the Securities and Exchange Commission on December 19, 1997.
(5)	Pursuant to Rule 406T of Regulation S-T , these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.
(6)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2000.
(7)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on August 11, 2004.
(8)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 9, 2004.
(9)	Previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 2 to Form S-11 (No. 333-15553).
(10)	Previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Form S-11 (No. 333-15553).
(11)	Previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 5 to Form S-11 (No. 333-15553).
(12)	Previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 4 to Form S-11 (No. 333-15553).
(13)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on June 6, 1997.
(14)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 15, 1997.
(15)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 3, 1997.
(16)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended September 30, 1997.
(17)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 21, 1997.
(18)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 29, 1997.
(19)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended September 30, 1998.
(20)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2001.
(21)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2004.
(22)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on October 28, 2004.
(23)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2006.
(24)	Previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 2006.
(25)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 8, 2007.
(26)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2006.
(27)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on March 22, 2007.
(28)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on April 5, 2007.
(29)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on April 11, 2007.
(30)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2007.
(31)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2008.
(32)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2007.
(33)	Previously filed by Kilroy Realty Corporation as an exhibit to Form 8-K as filed with the Securities and Exchange Commission on January 2, 2008.
(34)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended September 30, 2008.
(35)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 27, 2009.
(36)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2009.

(37)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 23, 2009.
(38)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2005.
(39)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 25, 2009.
(40)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2008.
(41)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2009.
(42)	Previously filed by Kilroy Realty, L.P. as an exhibit to the General Form for Registration of Securities on Form 10 as filed with the Securities and Exchange Commission on August 18, 2010.
(43)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 25, 2010.
(44)	Previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on June 11, 2010.
(45)	Previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 4, 2010.
(46)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 27, 2010.
(47)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on August 11, 2010.
(48)	Previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 13, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Kilroy Realty Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 10, 2011.

KILROY REALTY CORPORATION

By	/s/ Heidi R. Roth
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

Name	Title	Date

/s/ John B. Kilroy, Sr. John B. Kilroy, Sr.	Chairman of the Board	February 10, 2011

/s/ John B. Kilroy, Jr. John B. Kilroy, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 10, 2011

/s/ Tyler H. Rose Tyler H. Rose	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 10, 2011

/s/ Heidi R. Roth Heidi R. Roth	Senior Vice President and Controller (Principal Accounting Officer)	February 10, 2011

/s/ Edward F. Brennan, Ph.D. Edward F. Brennan, Ph.D.	Director	February 10, 2011

/s/ William P. Dickey William P. Dickey	Director	February 10, 2011

/s/ Scott S. Ingraham Scott S. Ingraham	Director	February 10, 2011

/s/ Dale F. Kinsella Dale F. Kinsella	Director	February 10, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Kilroy Realty, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 10, 2011.

KILROY REALTY, L.P.

By	/s/ Heidi R. Roth
Heidi R. Roth
Senior Vice President and Controller

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Kilroy Realty Corporation, as sole general partner and on behalf of Kilroy Realty, L.P., hereby severally constitute John B. Kilroy, Sr., John B. Kilroy, Jr., Jeffrey C. Hawken, Tyler H. Rose and Heidi R. Roth, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Kilroy Realty Corporation, as sole general partner and on behalf of Kilroy Realty, L.P., to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John B. Kilroy, Sr. John B. Kilroy, Sr.	Chairman of the Board	February 10, 2011

/s/ John B. Kilroy, Jr. John B. Kilroy, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 10, 2011

/s/ Tyler H. Rose Tyler H. Rose	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 10, 2011

/s/ Heidi R. Roth Heidi R. Roth	Senior Vice President and Controller (Principal Accounting Officer)	February 10, 2011

/s/ Edward F. Brennan, Ph.D. Edward F. Brennan, Ph.D.	Director	February 10, 2011

/s/ William P. Dickey William P. Dickey	Director	February 10, 2011

/s/ Scott S. Ingraham Scott S. Ingraham	Director	February 10, 2011

/s/ Dale F. Kinsella Dale F. Kinsella	Director	February 10, 2011

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2010 AND 2009 AND FOR
THE THREE YEARS ENDED DECEMBER 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Kilroy Realty
Corporation Los Angeles, California

We have audited the accompanying consolidated balance sheets of Kilroy Realty Corporation (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2011, expressed an unqualified opinion on the Company’s internal controls over financial reporting.

/s/  DELOITTE & TOUCHE LLP
Los Angeles, California
February 10, 2011

KILROY REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2010	2009

ASSETS
REAL ESTATE ASSETS (Notes 3, 18 and 19):
Land and improvements	$491,333	$335,932
Buildings and improvements	2,435,173	1,920,543
Undeveloped land and construction in progress	290,365	263,608

Total real estate held for investment	3,216,871	2,520,083
Accumulated depreciation and amortization	(672,429)	(605,976)

Total real estate assets, net	2,544,442	1,914,107
CASH AND CASH EQUIVALENTS	14,840	9,883
RESTRICTED CASH	1,461	2,059
MARKETABLE SECURITIES (Notes 13 and 16)	4,902	3,452
CURRENT RECEIVABLES, NET (Note 5)	6,258	3,236
DEFERRED RENT RECEIVABLES, NET (Note 5)	89,052	74,392
NOTE RECEIVABLE (Note 5)	—	10,679
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Notes 3 and 4)	131,066	51,832
DEFERRED FINANCING COSTS, NET (Notes 2 and 7)	16,447	8,334
PREPAID EXPENSES AND OTHER ASSETS, NET	8,097	6,307

TOTAL ASSETS	$2,816,565	$2,084,281

LIABILITIES, NONCONTROLLING INTEREST AND EQUITY
LIABILITIES:
Secured debt, net (Notes 6 and 7)	$313,009	$294,574
Exchangeable senior notes, net (Notes 6 and 7)	299,964	436,442
Unsecured senior notes, net (Notes 6 and 7)	655,803	144,000
Unsecured line of credit (Notes 6 and 7)	159,000	97,000
Accounts payable, accrued expenses and other liabilities	68,525	52,533
Accrued distributions (Note 10)	20,385	17,136
Deferred revenue and acquisition-related intangible liabilities, net (Notes 3, 4 and 8)	79,322	66,890
Rents received in advance and tenant security deposits	29,189	18,230

Total liabilities	1,625,197	1,126,805

COMMITMENTS AND CONTINGENCIES (Note 15)

NONCONTROLLING INTEREST (Note 9):
7.45% Series A Cumulative Redeemable Preferred units of the Operating Partnership	73,638	73,638

EQUITY (Notes 9 and 10):
Stockholders’ Equity:
Preferred Stock, $.01 par value, 30,000,000 shares authorized,
7.45% Series A Cumulative Redeemable Preferred stock, $.01 par value, 1,500,000 shares authorized, none issued and outstanding	—	—
7.80% Series E Cumulative Redeemable Preferred stock, $.01 par value, 1,610,000 shares authorized, issued and outstanding ($40,250 liquidation preference)	38,425	38,425
7.50% Series F Cumulative Redeemable Preferred stock, $.01 par value, 3,450,000 shares authorized, issued and outstanding ($86,250 liquidation preference)	83,157	83,157
Common stock, $.01 par value, 150,000,000 shares authorized, 52,349,670 and 43,148,762 shares issued and outstanding, respectively	523	431
Additional paid-in capital	1,211,498	913,657
Distributions in excess of earnings	(247,252)	(180,722)

Total stockholders’ equity	1,086,351	854,948

Noncontrolling Interest:
Common units of the Operating Partnership	31,379	28,890

Total equity	1,117,730	883,838

TOTAL LIABILITIES, NONCONTROLLING INTEREST AND EQUITY	$2,816,565	$2,084,281

See accompanying notes to consolidated financial statements

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2010	2009	2008

REVENUES:
Rental income	$274,708	$247,649	$251,520
Tenant reimbursements	24,326	28,075	30,986
Other property income (Note 17)	2,946	3,710	6,849

Total revenues	301,980	279,434	289,355

EXPENSES:
Property expenses	58,067	49,709	48,861
Real estate taxes	27,494	24,330	22,063
Provision for bad debts	(1,063)	569	4,051
Ground leases (Note 15)	984	1,597	1,617
General and administrative expenses (Note 17)	27,963	39,938	38,260
Acquisition-related expenses	2,248	—	—
Depreciation and amortization (Notes 2 and 4)	103,809	87,627	83,215

Total expenses	219,502	203,770	198,067

OTHER (EXPENSES) INCOME:
Interest income and other investment gains (losses) (Note 16)	964	1,300	(93)
Interest expense (Note 7)	(59,941)	(46,119)	(45,346)
(Loss) gain on early extinguishment of debt (Note 7)	(4,564)	4,909	—

Total other (expenses) income	(63,541)	(39,910)	(45,439)

INCOME FROM CONTINUING OPERATIONS	18,937	35,754	45,849

DISCONTINUED OPERATIONS (Note 19)
(Expenses) revenues from discontinued operations	—	(224)	828
Net gain on dispositions of discontinued operations	949	2,485	234

Total income from discontinued operations	949	2,261	1,062

NET INCOME	19,886	38,015	46,911
Net income attributable to noncontrolling common units of the Operating Partnership	(178)	(1,025)	(1,886)

NET INCOME ATTRIBUTABLE TO KILROY REALTY CORPORATION	19,708	36,990	45,025
PREFERRED DIVIDENDS AND DISTRIBUTIONS:
Distributions to noncontrolling cumulative redeemable preferred units of the Operating Partnership	(5,588)	(5,588)	(5,588)
Preferred dividends	(9,608)	(9,608)	(9,608)

Total preferred dividends and distributions	(15,196)	(15,196)	(15,196)

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$4,512	$21,794	$29,829

Income from continuing operations available to common stockholders per common share—basic (Note 20)	$0.05	$0.47	$0.88

Income from continuing operations available to common stockholders per common share—diluted (Note 20)	$0.05	$0.47	$0.88

Net income available to common stockholders per share—basic (Note 20)	$0.07	$0.53	$0.91

Net income available to common stockholders per share—diluted (Note 20)	$0.07	$0.53	$0.91

Weighted average common shares outstanding—basic (Note 20)	49,497,487	38,705,101	32,466,591

Weighted average common shares outstanding—diluted (Note 20)	49,513,195	38,732,126	32,540,872

Dividends declared per common share	$1.40	$1.63	$2.32

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share/unit data)

							Noncontrol-
							ling Interest
		Common Stock				Total	– Common
				Additional	Distributions	Stock-	Units of the
	Preferred	Number of	Common	Paid-in	in Excess of	holders’	Operating	Total
	Stock	Shares	Stock	Capital	Earnings	Equity	Partnership	Equity

BALANCE AT DECEMBER 31, 2007	$121,582	32,765,893	$328	$695,152	$(90,562)	$726,500	$40,534	$767,034
Net income					45,025	45,025	1,886	46,911
Repurchase of common stock		(300,586)	(3)	(14,795)		(14,798)		(14,798)
Issuance of share-based compensation awards (Note 12)		184,245	2	2,165		2,167		2,167
Noncash amortization of share-based compensation				9,630		9,630		9,630
Exercise of stock options		1,000		21		21		21
Exchange of common units of the Operating Partnership (Note 10)		435,596	4	7,157		7,161	(7,161)	—
Adjustment for noncontrolling interest (Note 2)				792		792	(792)	—
Preferred dividends and distributions					(15,196)	(15,196)		(15,196)
Dividends declared per common share and common unit ($2.32 per share/unit)					(76,319)	(76,319)	(4,564)	(80,883)

BALANCE AT DECEMBER 31, 2008	121,582	33,086,148	331	700,122	(137,052)	684,983	29,903	714,886
Net income					36,990	36,990	1,025	38,015
Issuance of common stock (Note 10)		10,062,500	100	191,572		191,672		191,672
Repurchase of common stock and restricted stock units		(86,482)		(2,725)		(2,725)		(2,725)
Issuance of share-based compensation awards (Note 12)		55,998		7,753		7,753		7,753
Noncash amortization of share-based compensation				12,338		12,338		12,338
Equity Component of 4.25% Exchangeable Notes (Note 7)				19,835		19,835		19,835
Cost of capped call options on common stock				(12,127)		(12,127)		(12,127)
Allocation to the equity component of cash paid upon repurchase of 3.25% Exchangeable Notes (Note 7)				(2,323)		(2,323)		(2,323)
Exchange of common units of the Operating Partnership (Note 10)		30,598		516		516	(516)	—
Adjustment for noncontrolling interest (Note 2)				(1,304)		(1,304)	1,304	—
Preferred distributions and dividends					(15,196)	(15,196)		(15,196)
Dividends declared per common share and common unit ($1.63 per share/unit)					(65,464)	(65,464)	(2,826)	(68,290)

BALANCE AS OF DECEMBER 31, 2009	121,582	43,148,762	431	913,657	(180,722)	854,948	28,890	883,838
Net income					19,708	19,708	178	19,886
Issuance of common stock (Note 10)		9,200,000	92	299,755		299,847		299,847
Settlement of restricted stock units for shares of common stock (Note 12)		53,451		(1,296)		(1,296)		(1,296)
Repurchase of common stock and restricted stock units (Note 12)		(59,782)		(2,121)		(2,121)		(2,121)
Issuance of share-based compensation awards (Note 12)		3,239		2,151		2,151		2,151
Noncash amortization of share-based compensation				6,687		6,687		6,687
Exercise of stock options		4,000		83		83		83
Allocation to the equity component of cash paid upon repurchase of 3.25% Exchangeable Notes (Note 7)				(2,694)		(2,694)		(2,694)
Adjustment for noncontrolling interest (Note 2)				(4,724)		(4,724)	4,724	—
Preferred distributions and dividends					(15,196)	(15,196)		(15,196)
Dividends declared per common share and common unit ($1.40 per share/unit)					(71,042)	(71,042)	(2,413)	(73,455)

BALANCE AS OF DECEMBER 31, 2010	$121,582	52,349,670	$523	$1,211,498	$(247,252)	$1,086,351	$31,379	$1,117,730

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,886	$38,015	$46,911
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of building and improvements and leasing costs	102,898	86,825	82,491
(Decrease) increase in provision for bad debts	(1,063)	569	4,051
Depreciation of furniture, fixtures and equipment	911	827	784
Noncash amortization of share-based compensation awards	6,031	12,253	15,185
Noncash amortization of deferred financing costs and debt discounts	12,490	10,171	8,146
Noncash amortization of above/(below) market rents (Note 4)	1,377	(359)	(633)
Net gain on dispositions of discontinued operations (Note 19)	(949)	(2,485)	(234)
Noncash amortization of deferred revenue related to tenant-funded tenant improvements (Note 8)	(9,689)	(9,757)	(11,310)
Loss (gain) on early extinguishment of debt (Note 7)	4,564	(4,909)	—
Other, net	543		(634)
Changes in operating assets and liabilities:
Marketable securities (Notes 13 and 16)	(1,450)	(1,564)	(1,181)
Current receivables	(3,038)	1,611	(1,537)
Deferred rent receivables	(13,616)	(6,911)	(3,237)
Other deferred leasing costs	(2,395)	(1,013)	(16)
Prepaid expenses and other assets	(2,182)	(897)	(628)
Accounts payable, accrued expenses and other liabilities	(7,073)	4,374	(836)
Deferred revenue	1,623	(675)	6,252
Rents received in advance and tenant security deposits	10,959	(1,110)	907

Net cash provided by operating activities	119,827	124,965	144,481

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for acquisitions of operating properties (Note 3)	(637,620)	—	—
Expenditures for operating properties	(71,099)	(35,532)	(24,980)
Expenditures for development and redevelopment properties and undeveloped land	(21,832)	(18,633)	(69,774)
Net proceeds received from dispositions of operating properties (Note 19)	14,978	4,933	275
Insurance proceeds received for property casualty loss	—	—	634
Decrease (increase) in restricted cash	3,120	(1,387)	(126)
Receipt of principal payments on note receivable (Note 5)	10,679	145	146

Net cash used in investing activities	(701,774)	(50,474)	(93,825)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock (Note 10)	299,847	191,672	—
Proceeds from the issuance of secured debt (Note 7)	71,000	—	—
Principal payments on secured debt	(103,247)	(21,766)	(82,932)
Proceeds from the issuance of unsecured debt (Note 7)	572,672	—	—
Repayments of unsecured debt (Note 7)	(61,000)	—	—
Borrowings on unsecured line of credit	660,000	142,000	163,500
Repayments on unsecured line of credit	(598,000)	(297,000)	(22,500)
Proceeds from issuance of exchangeable senior notes (Note 7)	—	172,500	—
Repurchase of exchangeable senior notes (Note 7)	(151,097)	(150,390)	—
Cost of capped call options on common stock	—	(12,127)	—
Financing costs	(14,912)	(9,325)	(857)
Increase in loan deposit	(605)	—
Repurchase of common stock	(3,417)	(2,725)	(14,798)
Proceeds from exercise of stock options	83	—	21
Dividends and distributions paid to common stockholders and common unitholders	(69,224)	(71,804)	(80,073)
Dividends and distributions paid to preferred stockholders and preferred unitholders	(15,196)	(15,196)	(15,196)

Net cash provided by (used in) financing activities	586,904	(74,161)	(52,835)

Net increase (decrease) in cash and cash equivalents	4,957	330	(2,179)
Cash and cash equivalents, beginning of year	9,883	9,553	11,732

Cash and cash equivalents, end of year	$14,840	$9,883	$9,553

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(in thousands)

	Year Ended December 31,
	2010	2009	2008

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $7,697, $7,381, and $14,804 as of December 31, 2010, 2009 and 2008, respectively	$45,986	$36,808	$37,638

NONCASH INVESTING AND FINANCING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$19,563	$11,222	$8,055

Tenant improvements funded directly by tenants to third-parties	$4,758	$1,480	$22,749

Assumption of secured debt with property acquisition (Notes 3 and 7)	$51,079

Assumption of other liabilities with property acquisitions (Note 3)	$10,840

Accrual of dividends and distributions payable to common stockholders and common unitholders (Note 10)	$18,925	$15,705	$20,211

Accrual of dividends and distributions payable to preferred stockholders and preferred unitholders (Note 10)	$1,909	$1,909	$1,909

Issuance of share-based compensation awards (Note 12)	$5,910	$18,001	$10,059

Exchange of common units of the Operating Partnership into shares of the Company’s common stock (Note 10)	$—	$516	$7,161

Accrual of public facility bond obligation (Note 7)			$3,476

See accompanying notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Kilroy Realty, L.P.
Kilroy Realty, L.P.
Los Angeles, California

We have audited the accompanying consolidated balance sheets of Kilroy Realty, L.P. (the “Operating Partnership”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, capital, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Operating Partnership’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2011, expressed an unqualified opinion on the Operating Partnership’s internal controls over financial reporting.

/s/  DELOITTE & TOUCHE LLP
Los Angeles, California
February 10, 2011

KILROY REALTY, L.P.

CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	December 31,
	2010	2009

ASSETS
REAL ESTATE ASSETS (Notes 3, 18 and 19):
Land and improvements	$491,333	$335,932
Buildings and improvements	2,435,173	1,920,543
Undeveloped land and construction in progress	290,365	263,608

Total real estate held for investment	3,216,871	2,520,083
Accumulated depreciation and amortization	(672,429)	(605,976)

Total real estate assets, net	2,544,442	1,914,107
CASH AND CASH EQUIVALENTS	14,840	9,883
RESTRICTED CASH	1,461	2,059
MARKETABLE SECURITIES (Notes 13 and 16)	4,902	3,452
CURRENT RECEIVABLES, NET (Note 5)	6,258	3,236
DEFERRED RENT RECEIVABLES, NET (Note 5)	89,052	74,392
NOTE RECEIVABLE (Note 5)	—	10,679
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Notes 3 and 4)	131,066	51,832
DEFERRED FINANCING COSTS, NET (Notes 2 and 7)	16,447	8,334
PREPAID EXPENSES AND OTHER ASSETS, NET	8,097	6,307

TOTAL ASSETS	$2,816,565	$2,084,281

LIABILITIES, NONCONTROLLING INTEREST AND CAPITAL

LIABILITIES:
Secured debt, net (Notes 6 and 7)	$313,009	$294,574
Exchangeable senior notes, net (Notes 6 and 7)	299,964	436,442
Unsecured senior notes, net (Notes 6 and 7)	655,803	144,000
Unsecured line of credit (Notes 6 and 7)	159,000	97,000
Accounts payable, accrued expenses and other liabilities	68,525	52,533
Accrued distributions (Note 10)	20,385	17,136
Deferred revenue and acquisition-related intangible liabilities, net (Notes 3, 4 and 8)	79,322	66,890
Rents received in advance and tenant security deposits	29,189	18,230

Total liabilities	1,625,197	1,126,805

COMMITMENTS AND CONTINGENCIES (Note 15)
7.45% SERIES A CUMULATIVE REDEEMABLE PREFERRED UNITS (Note 9)	73,638	73,638
CAPITAL (Notes 9 and 11):
Partners’ Capital:
7.80% Series E Cumulative Redeemable Preferred units, 1,610,000 units issued and outstanding ($40,250 liquidation preference)	38,425	38,425
7.50% Series F Cumulative Redeemable Preferred units, 3,450,000 units issued and outstanding ($86,250 liquidation preference)	83,157	83,157
Common units, 52,349,670 and 43,148,762 held by the general partner and 1,723,131 and 1,723,131 held by common limited partners issued and outstanding, respectively	994,511	760,756

Total Partners’ Capital	1,116,093	882,338
Noncontrolling interests in consolidated subsidiaries	1,637	1,500

Total capital	1,117,730	883,838

TOTAL LIABILITIES, NONCONTROLLING INTEREST AND CAPITAL	$2,816,565	$2,084,281

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit and per unit data)

	Year Ended December 31,
	2010	2009	2008

REVENUES:
Rental income	$274,708	$247,649	$251,520
Tenant reimbursements	24,326	28,075	30,986
Other property income (Note 17)	2,946	3,710	6,849

Total revenues	301,980	279,434	289,355

EXPENSES:
Property expenses	58,067	49,709	48,861
Real estate taxes	27,494	24,330	22,063
Provision for bad debts	(1,063)	569	4,051
Ground leases (Note 15)	984	1,597	1,617
General and administrative expenses (Note 17)	27,963	39,938	38,260
Acquisition-related expenses	2,248	—	—
Depreciation and amortization (Notes 2 and 4)	103,809	87,627	83,215

Total expenses	219,502	203,770	198,067

OTHER (EXPENSES) INCOME:
Interest income and other investment gains (losses) (Note 16)	964	1,300	(93)
Interest expense (Note 7)	(59,941)	(46,119)	(45,346)
(Loss) gain on early extinguishment of debt (Note 7)	(4,564)	4,909	—

Total other (expenses) income	(63,541)	(39,910)	(45,439)

INCOME FROM CONTINUING OPERATIONS	18,937	35,754	45,849
DISCONTINUED OPERATIONS (Note 19)
(Expenses) revenues from discontinued operations	—	(224)	828
Net gain on dispositions of discontinued operations	949	2,485	234

Total income from discontinued operations	949	2,261	1,062

NET INCOME	19,886	38,015	46,911
Net income attributable to noncontrolling interests in consolidated subsidiaries	(162)	(201)	(237)

NET INCOME ATTRIBUTABLE TO KILROY REALTY, L.P.	19,724	37,814	46,674
PREFERRED DISTRIBUTIONS	(15,196)	(15,196)	(15,196)

NET INCOME AVAILABLE TO COMMON UNITHOLDERS	$4,528	$22,618	$31,478

Income from continuing operations available to common unitholders per unit—basic (Note 21)	$0.05	$0.47	$0.87

Income from continuing operations available to common unitholders per unit—diluted (Note 21)	$0.05	$0.47	$0.87

Net income available to common unitholders per unit—basic (Note 21)	$0.07	$0.53	$0.90

Net income available to common unitholders per unit—diluted (Note 21)	$0.07	$0.53	$0.90

Weighted average common units outstanding—basic (Note 21)	51,220,618	40,436,196	34,531,779

Weighted average common units outstanding—diluted (Note 21)	51,236,326	40,463,221	34,606,060

Distributions declared per common unit	$1.40	$1.63	$2.32

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.

CONSOLIDATED STATEMENTS OF CAPITAL
(in thousands, except unit and per unit data)

					Noncontrolling
	Partner’s Capital				Interests
		Number of		Total	in
	Preferred	Common	Common	Partners’	Consolidated	Total
	Units	Units	Units	Capital	Subsidiaries	Capital

BALANCE AS OF DECEMBER 31, 2007	$121,582	34,955,218	$643,587	$765,169	$1,865	$767,034
Net income			46,674	46,674	237	46,911
Repurchase of common units		(300,586)	(14,798)	(14,798)		(14,798)
Issuance of share-based compensation awards (Note 12)		184,245	2,167	2,167		2,167
Noncash amortization of share-based compensation			9,630	9,630		9,630
Exercise of stock options		1,000	21	21		21
Other			192	192	(192)	—
Preferred distributions			(15,196)	(15,196)		(15,196)
Distributions declared per common unit ($2.32 per unit)			(80,883)	(80,883)		(80,883)

BALANCE AS OF DECEMBER 31, 2008	121,582	34,839,877	591,394	712,976	1,910	714,886
Net income			37,814	37,814	201	38,015
Issuance of common units (Note 10)		10,062,500	191,672	191,672		191,672
Repurchase of common units and restricted stock units		(86,482)	(2,725)	(2,725)		(2,725)
Issuance of share-based compensation awards (Note 12)		55,998	7,753	7,753		7,753
Noncash amortization of share-based compensation			12,338	12,338		12,338
Equity component of 4.25% Exchangeable Notes (Note 7)			19,835	19,835		19,835
Cost of capped call options			(12,127)	(12,127)		(12,127)
Allocation to the equity component of cash paid upon repurchase of 3.25% Exchangeable Notes (Note 7)			(2,323)	(2,323)		(2,323)
Other			611	611	(611)	—
Preferred distributions			(15,196)	(15,196)		(15,196)
Distributions declared per common unit ($1.63 per unit)			(68,290)	(68,290)		(68,290)

BALANCE AS OF DECEMBER 31, 2009	121,582	44,871,893	760,756	882,338	1,500	883,838
Net income			19,724	19,724	162	19,886
Issuance of common units (Note 10)		9,200,000	299,847	299,847		299,847
Settlement of restricted stock units (Note 12)		53,451	(1,296)	(1,296)		(1,296)
Repurchase of common units and restricted stock units (Note 12)		(59,782)	(2,121)	(2,121)		(2,121)
Issuance of share-based compensation awards (Note 12)		3,239	2,151	2,151		2,151
Noncash amortization of share-based compensation			6,687	6,687		6,687
Exercise of stock options		4,000	83	83		83
Allocation to the equity component of cash paid upon repurchase of 3.25% Exchangeable Notes (Note 7)			(2,694)	(2,694)		(2,694)
Other			25	25	(25)	—
Preferred distributions			(15,196)	(15,196)		(15,196)
Distributions declared per common unit ($1.40 per unit)			(73,455)	(73,455)		(73,455)

BALANCE AS OF DECEMBER 31, 2010	$121,582	54,072,801	$994,511	$1,116,093	$1,637	$1,117,730

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,886	$38,015	$46,911
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of building and improvements and leasing costs	102,898	86,825	82,491
(Decrease) increase in provision for bad debts	(1,063)	569	4,051
Depreciation of furniture, fixtures and equipment	911	827	784
Noncash amortization of share-based compensation awards	6,031	12,253	15,185
Noncash amortization of deferred financing costs and debt discounts	12,490	10,171	8,146
Noncash amortization of above/(below) market rents (Note 4)	1,377	(359)	(633)
Net gain on dispositions of discontinued operations (Note 19)	(949)	(2,485)	(234)
Noncash amortization of deferred revenue related to tenant-funded tenant improvements (Note 8)	(9,689)	(9,757)	(11,310)
Loss (gain) on early extinguishment of debt (Note 7)	4,564	(4,909)	—
Other, net	543	—	(634)
Changes in operating assets and liabilities:
Marketable securities (Notes 13 and 16)	(1,450)	(1,564)	(1,181)
Current receivables	(3,038)	1,611	(1,537)
Deferred rent receivables	(13,616)	(6,911)	(3,237)
Other deferred leasing costs	(2,395)	(1,013)	(16)
Prepaid expenses and other assets	(2,182)	(897)	(628)
Accounts payable, accrued expenses and other liabilities	(7,073)	4,374	(836)
Deferred revenue	1,623	(675)	6,252
Rents received in advance and tenant security deposits	10,959	(1,110)	907

Net cash provided by operating activities	119,827	124,965	144,481

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for acquisitions of operating properties (Note 3)	(637,620)	—	—
Expenditures for operating properties	(71,099)	(35,532)	(24,980)
Expenditures for development and redevelopment properties and undeveloped land	(21,832)	(18,633)	(69,774)
Net proceeds received from dispositions of operating properties (Note 19)	14,978	4,933	275
Insurance proceeds received for property casualty loss	—	—	634
Decrease (increase) in restricted cash	3,120	(1,387)	(126)
Receipt of principal payments on note receivable (Note 5)	10,679	145	146

Net cash used in investing activities	(701,774)	(50,474)	(93,825)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common units (Note 10)	299,847	191,672	—
Proceeds from the issuance of secured debt (Note 7)	71,000	—	—
Principal payments on secured debt	(103,247)	(21,766)	(82,932)
Proceeds from the issuance of unsecured debt (Note 7)	572,672	—	—
Repayments of unsecured debt (Note 7)	(61,000)	—	—
Borrowings on unsecured line of credit	660,000	142,000	163,500
Repayments on unsecured line of credit	(598,000)	(297,000)	(22,500)
Proceeds from issuance of exchangeable senior notes (Note 7)	—	172,500	—
Repurchase of exchangeable senior notes (Note 7)	(151,097)	(150,390)	—
Cost of capped call options on common stock	—	(12,127)	—
Financing costs	(14,912)	(9,325)	(857)
Increase in loan deposit	(605)	—
Repurchase of common stock	(3,417)	(2,725)	(14,798)
Proceeds from exercise of stock options	83	—	21
Dividends and distributions paid to common stockholders and common unitholders	(69,224)	(71,804)	(80,073)
Dividends and distributions paid to preferred stockholders and preferred unitholders	(15,196)	(15,196)	(15,196)

Net cash provided by (used in) financing activities	586,904	(74,161)	(52,835)

Net increase (decrease) in cash and cash equivalents	4,957	330	(2,179)
Cash and cash equivalents, beginning of year	9,883	9,553	11,732

Cash and cash equivalents, end of year	$14,840	$9,883	$9,553

KILROY REALTY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(in thousands)

	Year Ended December 31,
	2010	2009	2008

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $7,697, $7,381, and $14,804 as of December 31, 2010, 2009 and 2008, respectively	$45,986	$36,808	$37,638

NONCASH INVESTING AND FINANCING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$19,563	$11,222	$8,055

Tenant improvements funded directly by tenants to third-parties	$4,758	$1,480	$22,749

Assumption of secured debt with property acquisition (Notes 3 and 7)	$51,079

Assumption of other liabilities with property acquisitions (Note 3)	$10,840

Accrual of distributions payable to common unitholders (Note 11)	$18,925	$15,705	$20,211

Accrual of distributions payable to preferred unitholders (Note 11)	$1,909	$1,909	$1,909

Issuance of share-based compensation awards (Note 12)	$5,910	$18,001	$10,059

Accrual of public facility bond obligation (Note 7)			$3,476

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Years Ended December 31, 2010

1.	Organization and Ownership

Organization

Kilroy Realty Corporation (the “Company”) is a self-administered real estate investment trust (“REIT”) active in the premier office and industrial submarkets along the West Coast. We own, develop, acquire and manage real estate assets primarily in the coastal regions of Los Angeles, Orange County, San Diego, greater Seattle and the San Francisco Bay Area, which we believe have strategic advantages and strong barriers to entry. We qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “KRC.”

We own our interests in all of our real estate assets through Kilroy Realty, L.P. (the “Operating Partnership”) and Kilroy Realty Finance Partnership, L.P. (the “Finance Partnership”). We conduct substantially all of our operations through the Operating Partnership. Unless the context indicates otherwise, the term “Company” refers to Kilroy Realty Corporation and its consolidated subsidiaries and the term “Operating Partnership” refers to Kilroy Realty, L.P. and its consolidated subsidiaries. The terms “we,” “our,” and “us” refer to the Company or the Company and the Operating Partnership together, as the context requires. The descriptions of our business, employees, and properties apply to both the Company and the Operating Partnership.

The following table of office buildings (the “Office Properties”) and industrial buildings (the “Industrial Properties”) summarizes our stabilized portfolio of operating properties as of December 31, 2010. As of December 31, 2010, all but one of our properties was located in California.

	Number of	Rentable	Number of
	Buildings	Square Feet	Tenants	Percentage Occupied
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Office Properties(1)	100	10,395,208	365	87.5%
Industrial Properties	40	3,602,896	58	93.9%

Total Stabilized Portfolio	140	13,998,104	423	89.1%

(1)	Includes ten office buildings acquired in 2010 (see Note 3 to our consolidated financial statements included in this report for additional information).

Our stabilized portfolio excludes undeveloped land, development and redevelopment properties currently under construction, “lease-up” properties, and one industrial property that we are in the process of repositioning for residential use. We define “lease-up” properties as properties we recently developed or redeveloped that have not yet reached 95% occupancy and are within one year following cessation of major construction activities. As of December 31, 2010, we had no properties that were in the lease-up phase. During the year ended December 31, 2010, we commenced redevelopment on one of our properties that was previously occupied by a single tenant for over 25 years. The redevelopment property encompasses approximately 300,000 rentable square feet of office space and is located in the El Segundo submarket of Los Angeles county. As of December 31, 2010, we had one industrial property that we are currently in the process of repositioning for residential use. During the year ended December 31, 2010, we received notification that the zoning to allow high density residential improvements on the land underlying this industrial property was adopted by the City of Irvine and we are currently evaluating strategic opportunities for this property.

As of December 31, 2010, the Company owned a 96.8% general partnership interest in the Operating Partnership. The remaining 3.2% common limited partnership interest in the Operating Partnership as of December 31, 2010 was owned by non-affiliated investors and certain of our directors and officers (see Note 9). Both the general and limited common partnership interests in the Operating Partnership are denominated in common units. The number of common units held by the Company is at all times equivalent to the number of outstanding shares of the Company’s common stock, and the entitlements of all the common units to quarterly distributions and payments in liquidation mirror those of the the Company’s common stockholders. The

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common limited partners have certain redemption rights as provided in the Operating Partnership’s Fifth Amended and Restated Agreement of Limited Partnership (as amended, the “Partnership Agreement”) (see Note 9).

Kilroy Realty Finance, Inc., our wholly-owned subsidiary, is the sole general partner of the Finance Partnership and owns a 1.0% general partnership interest. The Operating Partnership owns the remaining 99.0% limited partnership interest. Kilroy Services, LLC (“KSLLC”), which is a wholly-owned subsidiary of the Operating Partnership, is the entity through which we conduct substantially all of our development activities. With the exception of the Operating Partnership, all of our subsidiaries, which include which include, Kilroy Realty TRS, Inc., Kilroy Realty Management, L.P., Kilroy RB, LLC, and Kilroy RB II, LLC, Kilroy Northside Drive, LLC, and Kilroy Realty 303, LLC are wholly-owned.

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company include the consolidated financial position and results of operations of the Company, the Operating Partnership, the Finance Partnership, KSLLC, and all of our wholly-owned subsidiaries. The consolidated financial statements of the Operating Partnership include the consolidated financial position and results of operations of the Operating Partnership, the Finance Partnership, KSLLC, and all wholly-owned subsidiaries of the Operating Partnership. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

The consolidated financial statements of the Company and the Operating Partnership also include a variable interest entity (“VIE”) of which we are deemed to be the primary beneficiary. During the year ended December 31, 2010, we established a bankruptcy-remote VIE, Kilroy Realty Northside Drive, LLC, to hold the $52.6 million of assets and liabilities purchased and $51.1 million of secured debt, net, assumed in connection with the acquisition of three office buildings in San Diego, California (see Notes 3 and 7). The assets held by this entity are not available to satisfy the debts and other obligations of the Company or the Operating Partnership.

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

The fair value of the above-market or below-market component of an acquired in-place lease is based upon the present value (calculated using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term and (ii) management’s estimate of the rents that would be paid using fair market rental rates and rent escalations at the date of acquisition over the remaining term of the lease. The

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amounts recorded for above-market leases are included in deferred leasing costs and acquisition-related intangibles, net on the balance sheet and are amortized on a straight-line basis as a reduction of rental income over the remaining term of the applicable leases. The amounts recorded for below-market leases are included in deferred revenue and acquisition-related intangible liabilities, net and are amortized on a straight-line basis as an increase to rental income over the remaining term of the applicable leases.

The fair value of acquired in-place leases is derived based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount recorded for acquired in-place leases is included in deferred leasing costs and acquisition-related intangible assets, net and amortized as an increase to depreciation and amortization expense over the remaining term of the applicable leases.

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

Development and Redevelopment Properties

All costs clearly associated with the acquisition, development, and construction of a development or redevelopment property are capitalized as project costs. In addition, the following costs are capitalized as project costs during periods in which activities necessary to prepare the property for its intended use are in progress: pre-construction costs essential to the development of the property, interest, real estate taxes, insurance, and internal compensation and administrative costs that are clearly related to our development or redevelopment activities.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

redevelopment property when activities necessary to prepare the property for its intended use have been suspended.

•	For development or redevelopment properties with multiple tenants and staged leasing, we cease capitalization and begin depreciation on the portion of the development or redevelopment property for which revenue recognition has commenced.

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

Depreciation and Amortization of Buildings and Improvements

The cost of buildings and improvements and tenant improvements are depreciated using the straight-line method of accounting over the estimated useful lives set forth in the table below. Depreciation expense for buildings and improvements, including discontinued operations, for the three years ended December 31, 2010, 2009, and 2008 was $86.3 million, $74.0 million, and $68.8 million, respectively.

Asset Description	Depreciable Lives

Buildings and improvements	25 - 40 years
Tenant improvements	1 - 20 years(1)

(1)	Tenant improvements are amortized over the shorter of the lease term or the estimated useful life.

Discontinued Operations and Properties Held for Sale

The revenues and expenses of operating properties that have been sold, if material, and the revenues and expenses of properties that have been classified as held for sale, if material, are reported in the consolidated statements of operations as discontinued operations for all periods presented through the date of the applicable disposition. The net gains (losses) on disposition of operating properties are reported in the consolidated statements of operations as discontinued operations in the period the properties are sold. In determining whether the revenues, expenses, and net gains (losses) on dispositions of operating properties are reported as discontinued operations, we evaluate whether we have any significant continuing involvement in the operations, leasing, or management of the sold property. If we were to determine that we had any significant continuing involvement, the revenues, expenses and and net gain (loss) on dispositions of the operating property would not be recorded in discontinued operations.

A property is classified as held for sale when certain criteria are met, including but not limited to the availability of the asset for immediate sale, the existence of an active program to locate a buyer, and the probable sale or transfer of the asset within one year. If such criteria are met, we present the applicable assets and liabilities related to the property held for sale, if material, separately on the balance sheet and we would cease to record depreciation and amortization expense. Properties held for sale are reported at the lower of their carrying value or their estimated fair value less the estimated costs to sell. We did not have any properties classified as held for sale as of December31, 2010 or 2009.

Revenue Recognition

We recognize revenue from rent, tenant reimbursements, parking, and other revenue sources once all of the following criteria are met:

•	the agreement has been fully executed and delivered;

•	services have been rendered;

•	the amount is fixed or determinable; and

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	the collectability of the amount is reasonably assured.

Minimum annual rental revenues are recognized in rental revenues on a straight-line basis over the term of the related lease. Rental revenue recognition commences when the tenant takes possession or controls the physical use of the leased space. In order for the tenant to take possession, the leased space must be substantially ready for its intended use. To determine whether the leased space is substantially ready for its intended use, management evaluates whether we are or the tenant is the owner of tenant improvements for accounting purposes. When management concludes that we are the owner of tenant improvements, rental revenue recognition begins when the tenant takes possession of the finished space, which is when such tenant improvements are substantially complete. In certain instances, when management concludes that we are not the owner (the tenant is the owner) of tenant improvements, rental revenue recognition begins when the tenant takes possession of or controls the space.

When management concludes that we are the owner of tenant improvements for accounting purposes, management records the cost to construct the tenant improvements as a capital asset. In addition, management records the cost of certain tenant improvements paid for or reimbursed by tenants as capital assets when management concludes that we are the owner of such tenant improvements. For these tenant improvements, management records the amount funded or reimbursed by tenants as deferred revenue, which is amortized on a straight-line basis as additional rental revenue over the term of the related lease.

When management concludes that the tenant is the owner of tenant improvements for accounting purposes, management records our contribution towards those improvements as a lease incentive, which is included in deferred leasing costs on our consolidated balance sheets and amortized as a reduction to rental revenue on a straight-line basis over the term of the lease.

Tenant Reimbursements

Reimbursements from tenants, consisting of amounts due from tenants for common area maintenance, real estate taxes, and other recoverable costs, are recognized as revenue in the period the expenses are incurred. Tenant reimbursements are recognized and recorded on a gross basis, as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier, and have credit risk.

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

Allowances for Uncollectible Tenant and Deferred Rent Receivables

We carry our current and deferred rent receivables net of allowances for uncollectible amounts. Our determination of the adequacy of these allowances is based primarily upon evaluations of individual receivables, current economic conditions, historical loss experience, and other relevant factors. The allowances are increased or decreased through the provision for bad debts on our consolidated statements of income.

Cash and Cash Equivalents

We consider all highly-liquid investments with original maturities of three months or less to be cash equivalents.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Cash

Restricted cash consists of cash held as collateral to provide credit enhancement for the Operating Partnership’s mortgage debt, including cash reserves for capital expenditures, tenant improvements, and property taxes.

Marketable Securities / Deferred Compensation Plan

Marketable securities reported in our consolidated balance sheets represent the assets held in connection with the Kilroy Realty Corporation 2007 Deferred Compensation Plan (the “Deferred Compensation Plan”) (see Note 13). We hold the Deferred Compensation Plan assets in a limited rabbi trust. As a result, the marketable securities are treated as trading securities for financial reporting purposes and are adjusted to fair value at the end of each accounting period, with the corresponding gains and losses recorded in interest income and other investment gains (losses).

At the time eligible management employees (“Participants”) defer compensation or earn mandatory Company contributions, or if we were to make a discretionary contribution, we record compensation cost and a corresponding deferred compensation plan liability, which is included in accounts payable, accrued expenses, and other liabilities on our consolidated balance sheets. This liability is adjusted to fair value at the end of each accounting period based on the performance of the benchmark funds selected by each Participant, and the impact of adjusting the liability to fair value is recorded as an increase or decrease to compensation cost.

Deferred Leasing Costs

Costs incurred in connection with successful property leasing are capitalized as deferred leasing costs. Deferred leasing costs consist primarily of leasing commissions and also include certain internal payroll costs and lease incentives, which are amortized using the straight-line method of accounting over the lives of the leases which generally range from one to 20 years. We reevaluate the remaining useful lives of leasing costs as the creditworthiness of our tenants and economic and market conditions change. If we determine that the estimated remaining life of a lease has changed, we adjust the amortization period accordingly.

Deferred Financing Costs

Costs incurred in connection with debt financings are recorded as deferred financing costs. Deferred financing costs are generally amortized using the straight-line method of accounting, which approximates the effective interest method, over the contractual terms of the applicable financings. As of December 31, 2010 and 2009, deferred financing costs were reported net of accumulated amortization of $12.1 million and $9.7 million, respectively.

Exchangeable Debt Instruments

Effective January 1, 2009, we adopted new accounting provisions with respect to exchangeable debt instruments. This guidance requires the initial proceeds from exchangeable debt that may be settled in cash, including partial cash settlements, to be bifurcated between a liability component and an equity component associated with the embedded conversion option. The objective of the guidance is to require the liability and equity components of exchangeable debt to be separately accounted for in a manner such that the interest expense on the exchangeable debt is not recorded at the stated rate of interest but rather at an effective rate that reflects the issuer’s conventional debt borrowing rate at the date of issuance. These new provisions were applied retrospectively to our financial statements to the April 2007 issuance date of the 3.25% Exchangeable Senior Notes due 2012 (the “3.25% Exchangeable Notes”).

We calculate the liability component of exchangeable debt based on the present value of the contractual cash flows discounted at a comparable market conventional debt borrowing rate at the date of issuance. The difference

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

between the principal amount and the fair value of the liability component is reported as a discount on the exchangeable debt that is accreted as additional interest expense from the issuance date through the contractual maturity date using the effective interest method. A portion of this additional interest expense is capitalized to the development and redevelopment balances qualifying for interest capitalization each period. The liability component of the exchangeable debt is reported net of discounts on our consolidated balance sheets.

We calculate the equity component of exchangeable debt based on the difference between the initial proceeds received from the issuance of the exchangeable debt and the fair value of the liability component at the issuance date. The equity component is included in additional paid-in-capital, net of issuance costs, on our consolidated balance sheets. We allocate issuance costs for exchangeable debt between the liability and the equity components based on their relative values.

Debt Discounts

Original issuance debt discounts and other discounts related to debt instruments are generally accreted on a straight-line basis, which approximates the effective interest method. The discounts are recorded as additional interest expense from the date of issuance through the contractual maturity date of the related debt.

Noncontrolling Interests in the Company’s Consolidated Financial Statements

Noncontrolling interests in the Company’s consolidated financial statements represent the issued and outstanding 1,500,000 Series A Preferred Units of the Operating Partnership (“Series A Preferred Units”) and common limited partnership interests in the Operating Partnership not held by the Company (“noncontrolling common units”).

Effective January 1, 2009, we adopted new accounting provisions with respect to noncontrolling interests. This guidance required that amounts formerly reported as minority interests be reported as noncontrolling interests on the our consolidated financial statements. In connection with the issuance of this guidance, certain revisions were also made to related SEC guidance that clarified that noncontrolling interests with redemption provisions outside of the control of the issuer and noncontrolling interests with redemption provisions that permit the issuer to settle in either cash or common shares at the option of the issuer were subject to further evaluation to determine whether permanent or temporary equity classification was appropriate and to determine whether fair value or cost basis accounting was appropriate.

The Series A Preferred Units are presented in the temporary equity section of the Company’s consolidated balance sheets after total liabilities and before equity and reported at redemption value, less issuance costs, given that the Series A Preferred Units contain a right of redemption at the option of the holders in the event of certain corporate events (see Note 9).

Noncontrolling common units are presented in the equity section of the Company’s consolidated balance sheets and reported at their proportionate share of the net assets of the Operating Partnership. The accounting provisions we adopted in 2009 require that noncontrolling interests with redemption provisions that permit the issuer to settle in either cash or common shares at the option of the issuer be further evaluated to determine whether equity or temporary equity classification on the balance sheet is appropriate. Since the common units contain such a provision, we evaluated this guidance and determined that the common units qualify for equity presentation in the Company’s consolidated financial statements (see Note 9).

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest in the Company’s consolidated balance sheets and statements of equity to account for the changes in the noncontrolling interest ownership percentage as well as the change in total net assets of the Company.

Preferred Partnership Interests on the Operating Partnership’s Consolidated Balance Sheets

Preferred partnership interests of the Operating Partnership represent the issued and outstanding 1,500,000 7.45% Series A Preferred Units, 1,610,000 7.80% Series E Cumulative Redeemable Preferred Units (“Series E Preferred Units”) and 3,450,000 7.50% Series F Cumulative Redeemable Preferred Units (“Series F Preferred Units”).

The Series A Preferred Units are presented in the temporary equity section of the Operating Partnership’s consolidated balance sheets after total liabilities and before equity and reported at redemption value, less issuance costs, given that the Series A Preferred Units contain a right of redemption at the option of the holders in the event of certain corporate events (see Note 9).

The Series E and Series F Preferred Units are presented in the permanent equity section of the Operating Partnership’s consolidated balance sheets given that the Series E and Series F Preferred Units may redeemed only at our option (see Notes 9 and 11). The Company is the holder of both the Series E and Series F Preferred Units and for each Series E and Series F Preferred Unit, the Company has an equivalent number of shares of 7.80% Series E Cumulative Redeemable Preferred Stock and shares of 7.50% Series F Cumulative Redeemable Preferred Stock publicly issued and outstanding.

Common Partnership Interests on the Operating Partnership’s Consolidated Balance Sheets

The common units held by the Company and the noncontrolling common units held by the common limited partners are both presented in the permanent equity section of the Operating Partnership’s consolidated balance sheets in partners’ capital. The redemption rights of the noncontrolling common units permit us to settle the redemption obligation in either cash or shares of the Company’s common stock at our option (see Note 9).

Noncontrolling Interests on the Operating Partnership’s Consolidated Balance Sheets

Noncontrolling interests of the Operating Partnership represent the Company’s 1% general partnership interest in the Finance Partnership. This noncontrolling interest is presented in the permanent equity section of the Operating Partnership’s consolidated balance sheets given that these interests are not convertible or redeemable into any other ownership interest of the Company or the Operating Partnership.

Equity Offerings

Underwriting commissions and offering costs incurred in connection with equity offerings are reflected as a reduction of additional paid-in capital.

The net proceeds from any equity offering of the Company are contributed to the Operating Partnership in exchange for a number of common units equivalent to the number of shares of common stock issued and are reflected in the Operating Partnership’s consolidated financial statements as an increase in partners’ capital.

Gains and Losses on Early Extinguishment of Debt

Gains and losses on early extinguishment of debt represents the gains and losses recorded in connection with the repurchases of portions of our outstanding 3.25% Exchangeable Notes (see Note 7). We calculate the gain or loss on early extinguishment of debt as the difference on the repurchase date between the estimated fair value of the liability component and the net carrying amount of the repurchased exchangeable debt. Deferred financing costs are written off against the gain on early extinguishment of debt or added to the loss on early extinguishment of debt in proportion to the exchangeable debt repurchased.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-based Incentive Compensation Accounting

For share-based awards in which the performance period precedes the grant date, we recognize compensation cost over the requisite service period, which includes both the performance and service vesting periods, using the accelerated attribution expense method. The requisite service period begins on the date the Executive Compensation Committee authorizes the award and adopts any relevant performance measures.

During the performance period for a share-based award program, we estimate the total compensation cost of the potential future awards. We then record compensation cost equal to the portion of the requisite service period that has elapsed through the end of the reporting period. For programs with performance-based measures, the total estimated compensation cost is based on our most recent estimate of the probable achievement of the pre-established specific corporate performance measures. These estimates are based on our latest internal forecasts for each performance measure. For programs with market measures, the total estimated compensation cost is based on the fair value of the award at the applicable reporting date.

For share-based awards for which there is no pre-established performance period, we recognize compensation cost over the service vesting period, which represents the requisite service period, on a straight-line basis.

In accordance with the provisions of our share-based incentive compensation plans, we accept the return of shares of Company common stock, at the current quoted market price, from certain key employee to satisfy minimum statutory tax-withholding requirements related to shares that vested during the period.

For share based awards granted by the Company, the Operating Partnership issues a number of common units equal to the number of shares of common stock ultimately granted by the Company in respect of such awards.

Basic and Diluted Net Income (Loss) Available to Common Stockholders per Share

Basic net income (loss) available to common stockholders per share is computed by dividing net income (loss) available for common stockholders, after the allocation of income to participating securities, by the weighted-average number of vested common shares outstanding, for the period. Diluted net income (loss) available to common stockholders per share is computed by dividing net income (loss) available for common stockholders, after the allocation of income to participating securities, by the sum of the weighted-average number of common shares outstanding, for the period plus the assumed exercise of all dilutive securities. The impact of the outstanding common units is considered in the calculation of diluted net income (loss) available to common stockholders per share. The common units are not reflected in the diluted net income (loss) available to common stockholders per share calculation because the exchange of common units into common stock is on a one for one basis, and the common units are allocated net income on a per share basis equal to the common stock (see Note 20). Accordingly, any exchange would not have any effect on diluted net income (loss) available to common stockholders per share.

The dilutive effect of the outstanding nonvested shares of common stock (“nonvested shares”) and restricted stock units (“RSUs”) that have not yet been granted but are contingently issuable under the share-based compensation programs is reflected in the weighted average diluted shares calculation by application of the treasury stock method at the beginning of the quarterly period in which all necessary conditions have been satisfied. The dilutive effect of stock options are reflected in the weighted average diluted outstanding shares calculation by application of the treasury stock method. The dilutive effect of Exchangeable Notes are reflected in the weighted average diluted outstanding shares calculation when the average quoted trading price of the Company’s common stock on the NYSE is above the Exchangeable Notes exchange prices for the periods presented.

Effective January 1, 2009, we adopted new accounting provisions which require that nonvested share-based payment awards containing nonforfeitable rights to dividends or dividend equivalents, such as nonvested shares and RSUs, be included in the computation of basic and diluted net income available to common stockholders per share pursuant to the two-class method. The new accounting provisions were applied retrospectively to the net income available to common stockholders per share calculation for all periods presented.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basic and Diluted Net Income (Loss) Available to Common Unitholders per Unit

Basic net income (loss) available to common unitholders per unit is computed by dividing net income (loss) available for common unitholders, after the allocation of income to participating securities, by the weighted-average number of vested common units outstanding for the period. Diluted net income (loss) available to common unitholders per unit is computed by dividing net income (loss) available for common unitholders, after the allocation of income to participating securities, by the sum of the weighted-average number of common units outstanding, for the period plus the assumed exercise of all dilutive securities.

The dilutive effect stock options, Exchangeable Notes, outstanding nonvested shares, RSUs, and awards containing nonforfeitable rights of dividend equivalents, is reflected in diluted net income (loss) available to common unitholders per unit in the same manner as noted above for net income (loss) available for common stockholders per share.

Fair Value Measurements

The fair value of our financial assets and liabilities are disclosed in Note 16 to our consolidated financial statements. The only assets and liabilities recorded at fair value on a recurring basis in our consolidated financial statements are the marketable securities and the related deferred compensation plan liability. We elected not to apply the fair value option for any of our eligible financial instruments or other items.

We determine the estimated fair value of financial assets and liabilities utilizing a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. This hierarchy requires the use of observable market data when available. The following is the fair value hierarchy:

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

We determine the fair value for the marketable securities and deferred compensation plan liability using quoted prices in active markets for identical assets. Our other financial instruments, which are only disclosed at fair value, are comprised of secured debt, unsecured senior notes, unsecured line of credit, Exchangeable Notes, and the note receivable.

We determine the fair value of our secured debt, private unsecured senior note, and unsecured line of credit by performing discounted cash flow analyses using an appropriate market discount rate for similar types of instruments. We determine the fair value of the liability component of our Exchangeable Notes by performing discounted cash flow analyses using an appropriate market interest rate for similar non-convertible conventional debt instruments. We determine the fair value of each of our two publicly traded unsecured senior notes based on their quoted trading price at the end of the reporting period. We determine the all-in rates by obtaining period-end treasury rates for fixed-rate debt, or period-end LIBOR rates for variable-rate debt, for maturities that correspond to the maturities of our debt and then adding an appropriate credit spread obtained from third-party financial institutions. These market credit spreads take into account factors including, but not limited to, our credit profile, the tenure of the debt, amortization period, whether the debt is secured or unsecured, and the loan-to-value ratio of the debt. These calculations are significantly affected by the assumptions used, including the discount rate, credit spreads, and estimates of future cash flow.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We estimate the fair value of the note receivable by using discounted cash flow analyses based on an appropriate market rate for a similar type of instrument. Carrying amounts of our cash and cash equivalents, restricted cash, and accounts payable approximate fair value resulting from their short-term maturities.

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code. To qualify as a REIT, we must distribute annually at least 90% of our adjusted taxable income, as defined in the Code, to our security holders and satisfy certain other organizational and operating requirements. For distributions with respect to our 2008 through 2011 taxable years, IRS guidance allows the Company to satisfy up to 90% of this requirement through the distribution of shares of its common stock, if certain conditions are met. We generally will not be subject to federal income taxes if we distribute 100% of our taxable income for each year to our security holders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and we may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualifiy for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and to federal income taxes and excise taxes on our undistributed taxable income. We believe that we have met all of the REIT distribution and technical requirements for the years ended December 31, 2010, 2009 and 2008, and we were not subject to any federal income taxes (see Note 22). We intend to continue to adhere to these requirements and maintain the Company’s REIT status.

In addition, any taxable income from our taxable REIT subsidiary, which was formed in August 2002, is subject to federal, state, and local income taxes. For each of the years ended December 31, 2010, 2009, and 2008, the taxable REIT subsidiary had less than $30,000 of taxable income.

Uncertain Tax Positions

We include favorable tax positions in the calculation of tax liabilities if it is more likely than not that our adopted tax position will prevail if challenged by tax authorities.

As a result of our REIT status, in computing our annual taxable income we are able to claim a dividends-paid deduction on our tax return for the full amount of common and preferred dividends paid to our stockholders. Since this dividends-paid deduction has historically exceeded our taxable income, the Company has historically had significant return of capital to its stockholders. In order for us to be required to record any unrecognized tax benefits or additional tax liabilities, any adjustment for potential uncertain tax positions would need to exceed the return of capital.

We evaluated the potential impact of identified uncertain tax positions for all tax years still subject to potential audit under state and federal income tax law and concluded that our return of capital would not be materially affected for any of the years still subject to potential audit. As of December 31, 2010, the years still subject to audit are 2006 through 2010 under the California state income tax law and 2007 through 2010 under the federal income tax law. We concluded that we did not have any unrecognized tax benefits or any additional tax liabilities as of December 31, 2010 and 2009.

Concentration of Credit Risk

All of our operating and development properties are located in California with the exception of the operation of one property in the state of Washington. The ability of the tenants to honor the terms of their leases is dependent upon the economic, regulatory, and social factors affecting the communities in which the tenants operate.

As of December 31, 2010, our 15 largest tenants represented approximately 39.5% of total annualized base rental revenues.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have deposited cash with financial institutions that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. As of December 31, 2010 and 2009, we had cash accounts in excess of FDIC insured limits.

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

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board issued new guidance clarifying that the disclosure of supplementary proforma information for business combinations should be presented such that revenues and earnings of the combined entity are calculated as though the relevant business combinations that occurred during the current reporting period had occurred as of the beginning of the comparable prior annual reporting period. The guidance also improves the usefulness of the supplementary proforma information by requiring a description of the nature and amount of material, non-recurring proforma adjustments that are directly attributable to the business combinations. As permitted by the new guidance, we early adopted these provisions and applied them to the supplementary proforma disclosures for our acquisitions in Notes 26 and 27.

3.	Acquisitions

During the year ended December 31, 2010, we acquired the ten operating properties listed below from unrelated third parties. Unless otherwise noted, we funded these acquisitions principally with the net proceeds from the issuance of the 6.625% unsecured senior notes due in 2020 (see Note 7), 5.000% unsecured senior notes due in 2015 (see Note 7), the net proceeds from the Company’s public offering of common stock (see Note 10), and borrowings under the unsecured line of credit (see Note 7):

				Rentable	Occupancy
				Square	as of	Purchase
	Property		Number of	Feet	December 31, 2010	Price
Property	Type	Acquisition	Buildings	(unaudited)	(unaudited)	(in millions)(3)

2385 Northside Drive San Diego, CA(1)	Office	March 17, 2010	1	88,795	71.8%	$18.0
303 Second Street San Francisco, CA	Office	May 26, 2010	1	734,035	89.4%	233.3
999 Town & Country Orange, CA	Office	June 18, 2010	1	98,551	100.0%	22.3
2211 Michelson Drive Irvine, CA	Office	June 24, 2010	1	271,556	93.7%	103.2
2355, 2365, 2375 Northside Drive San Diego, CA(2)	Office	June 30, 2010	3	190,634	75.4%	52.6
15050 NE 36th Street Redmond, WA	Office	October 28, 2010	1	122,103	100%	46.0
100 First Street San Francisco, CA	Office	November 10, 2010	1	466,490	76.2%	191.5
2305 Historic Decatur Road San Diego, CA	Office	November 24, 2010	1	103,900	95.4%	30.9

Total			10	2,076,064		$697.8

(1)	This property is a part of Mission City Corporate Center.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	These properties are part of Mission City Corporate Center. We assumed secured debt with an outstanding principal balance of $52.0 million, net of an initial discount of $0.9 million, in connection with this acquisition (see Notes 2 and 7).
(3)	Excludes acquisition-related costs.

The related assets, liabilities, and results of operations of all acquired properties are included in the consolidated financial statements as of the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the respective acquisition dates:

	303 Second	100 First
	Street, San	Street, San
	Francisco,	Francisco,	All Other
	CA(1)	CA(1)	Acquisitions(2)	Total
	(in thousands)

Assets
Land	$63,550	$49,150	$49,809	$162,509
Buildings and improvements(3)	154,203	131,239	195,825	481,267
Deferred leasing costs and acquisition-related intangible assets(4)	19,828	21,150	29,151	70,129
Restricted cash(5)	2,522	—	—	2,522

Total assets acquired	240,103	201,539	274,785	716,427

Liabilities
Deferred revenue and acquisition-related intangible liabilities(6)	3,210	9,920	3,737	16,867
Secured debt, net(7)	—	—	51,100	51,100
Accounts payable, accrued expenses and other liabilities (5)	3,565	4,430	2,845	10,840

Total liabilities assumed	6,775	14,350	57,682	78,807

Net assets and liabilities acquired(8)	$233,328	$187,189	$217,103	$637,620

(1)	The purchase of 303 Second Street, San Francisco, CA, and 100 First Street, San Francisco, CA, represent the two largest acquisitions and 61% of the total purchase price of the total acquisitions for the year ended December 31, 2010.
(2)	The purchase price of all other acquisitions completed during the year ended December 31, 2010 were individually less than 5%, and in aggregate less than 10%, of the Company’s total assets as of December 31, 2009.
(3)	Represents buildings and improvements and tenant improvements.
(4)	Represents in-place leases (approximately $31.7 million with a weighted average amortization period of 6.0 years), above-market leases (approximately $21.3 million with a weighted average period of 5.8 years), and unamortized leasing commissions (approximately $17.1 million with a weighted average amortization period of 4.5 years).
(5)	Represents unfunded tenant improvements and leasing commission obligations for in-place leases of which approximately $2.5 million was held in an escrow account as restricted cash at the date of acquisition. As of December 31, 2010, $6.4 million of obligations and $0.3 million of restricted cash remains included on our consolidated balance sheet.
(6)	Represents below-market leases (weighted average amortization period of 10.9 years).
(7)	Represents the mortgage debt assumed in connection with the acquisition of Mission City Corporate Center (see Note 7).
(8)	Reflects the purchase price net of assumed secured debt and other lease related obligations.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Deferred Leasing Costs and Acquisition-related Intangible Assets and Liabilities, net

The following table summarizes our deferred leasing costs, identified acquisition-related intangible assets (acquired value of leasing costs, above-market and in-place leases) and intangible liabilities (acquired value of below-market leases), net as of December 31, 2010 and 2009:

	December 31,
	2010	2009
	(in thousands)

Deferred Leasing Costs and Acquisition-related Intangible Assets, net:
Deferred leasing costs	$128,980	$97,330
Accumulated amortization	(45,869)	(45,854)

Deferred leasing costs, net	83,111	51,476

Above-market leases	21,321	—
Accumulated amortization	(2,163)	—

Above-market leases, net	19,158	—

In-place leases	36,964	5,832
Accumulated amortization	(8,167)	(5,476)

In-place leases, net	28,797	356

Total acquisition-related intangible assets, net(1)	$131,066	$51,832

Acquisition-related Intangible Liabilities, net:
Below-market leases	$21,938	$5,132
Accumulated amortization	(5,094)	(4,369)

Acquisition-related intangible liabilities, net(2)	$16,844	$763

(1)	Included in deferred leasing costs and acquisition-related intangible assets net on the consolidated balance sheets.
(2)	Included in deferred revenue and acquisition-related intangible liabilities, net in the consolidated balance sheets (see Note 8).

The following table sets forth amortization for the period related to acquisition-related intangibles for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)

Deferred Leasing Costs(1)	$13,344	$12,431	$12,860
Net Above (Below)-Market Leases(2)	1,377	(359)	(633)
In-Place Leases(1)	3,266	431	793

Total	$17,987	$12,503	$13,020

(1)	Recorded to depreciation and amortization expense in the consolidated statements of operations for the periods presented.
(2)	Net above-market leases are recorded as a decrease to rental income for the year ended December 31, 2010 and net below-market leases are recorded as an increase to rental income for the years ended December 31, 2009 and 2008 in the consolidated statements of operations.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the estimated annual amortization expense related to acquisition-related intangibles as of December 31, 2010 for future periods:

	Deferred Leasing	NetAbove/(Below)-
Year Ending	Costs	Market Leases(1)	In-Place Leases
	(in thousands)

2011	$15,832	$2,265	$7,023
2012	14,210	1,786	5,449
2013	12,641	1,557	4,714
2014	11,324	1,398	4,290
2015	8,464	396	2,280
Thereafter	20,640	(5,088)	5,041

Total	$83,111	$2,314	$28,797

(1)	Represents estimated annual net amortization related to above / (below)-market leases. Amounts shown for 2011-2015 represent net above market leases which will be recorded as a decrease to rental income in the consolidated statement of operations, and amounts shown for the periods thereafter represent net below-market leases which will be recorded as increases to rental income in the consolidated statement of operations.

5.	Receivables

Current Receivables, net

Current receivables, net is primarily comprised of contractual rents and other lease-related obligations due from tenants. The balance consisted of the following as of December 31, 2010 and 2009:

	December 31,
	2010	2009
	(in thousands)

Current Receivables	$9,077	$6,299
Allowance for uncollectible tenant receivables	(2,819)	(3,063)

Total current receivables, net	$6,258	$3,236

Deferred Rent Receivables, net

Deferred rent receivables, net consisted of the following as of December 31, 2010 and 2009:

	December 31,
	2010	2009
	(in thousands)

Deferred rent receivables	$92,883	$80,780
Allowance for deferred rent receivables	(3,831)	(6,388)

Total deferred rent receivables, net	$89,052	$74,392

Note Receivable

In July 2010, we received $10.6 million in cash for the full repayment of the outstanding note receivable.

6.	Secured and Unsecured Debt of the Company

In this Note 6, the Company refers solely to Kilroy Realty Corporation and not to any of our subsidiaries. The Company itself does not hold any indebtedness. All of our secured and unsecured debt is held directly by the Operating Partnership.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company generally guarantees all the Operating Partnership’s unsecured debt obligations including the unsecured line of credit (the “Credit Facility”), the 6.625% unsecured senior notes due 2020, the 5.00% unsecured senior notes due 2015, the 6.45% unsecured senior notes due 2014, and the Exchangeable Notes. As of December 31, 2010 and 2009, the Operating Partnership had $1.1 billion and $0.7 billion, respectively, outstanding in total under these unsecured debt obligations.

In addition, although the remaining $0.3 billion of the Operating Partnership’s debt for both years is secured and non-recourse to the Company, the Company provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments, and environmental liabilities.

The Company and the Operating Partnership are both named parties to the capped call option transactions discussed further in Note 7.

Debt Covenants and Restrictions

One of the covenants contained within the $500 million Credit Facility as discussed further below in Note 7) prohibits the Company from paying dividends in excess of 95% of funds from operations (“FFO”).

7.  Secured and Unsecured Debt of the Operating Partnership

Secured Debt

The following table sets forth the composition our secured debt as of December 31, 2010 and 2009:

	Fixed/Floating	Annual Interest				December 31,
Type of Debt	Rate	Rate		Maturity Date		2010	2009
						(in thousands)

Mortgage note payable	Fixed	5.57%		August 2012		$73,048	$74,497
Mortgage note payable	Fixed	6.51%		February 2017		70,344	—
Mortgage note payable	Fixed	6.70%		December 2011		69,980	71,433
Mortgage note payable(1)	Fixed	5.10%		April 2012		51,357	—
Mortgage note payable	Fixed	7.20%		April 2010		—	63,170
Line of credit	LIBOR + 0.75	1.00	%(2)	April 2010		—	33,500
Mortgage note payable	Fixed	4.95%		August 2012		30,441	31,094
Mortgage note payable	Fixed	7.15%		May 2017		15,235	17,043
Public facility bonds (3)	Fixed	Various	(3)	Various	(3)	2,604	3,321
Mortgage note payable	Fixed	8.13%		November 2014		—	516

Total						$313,009	$294,574

(1)	In June 2010, we assumed a mortgage note with an outstanding principal balance of $52.0 million in conjunction with the acquisition of Mission City Corporate Center in San Diego, CA. This secured debt was recorded at fair value on date of the acquisition resulting in a discount of approximately $0.9 million of which $0.3 million was amortized in 2010 (see Note 3). The mortgage note and the three properties that secure the mortgage note are held in a bankruptcy remote special purpose entity and are not available to satisfy the debts and other obligations of the Company or the Operating Partnership.
(2)	The variable interest rate stated as of December 31, 2009 is based on LIBOR at the last repricing date in 2009.
(3)	The public facility bonds (the “Bonds”), the proceeds from which were used to finance infrastructure improvements on one of the Company’s undeveloped land parcels, were issued in February 2008 by the City of Carlsbad. The Bonds have annual maturities from September 1, 2011 through September 1, 2038, with interest rates ranging from 4.40% to 6.20%. Principal and interest payments for the Bonds will be charged through the assessment of special property taxes.

The Operating Partnership’s secured debt was collateralized by 29 operating properties as of December 31, 2010 with a combined net book value of $389 million and 47 operating properties at December 31, 2009 with a combined net book value of $397 million. Of the 29 operating properties collateralized at December 31, 2010, three

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

properties are held separately in a bankruptcy remote special purpose entity for the $51.4 million mortgage debt and are not available to satisfy the debts and other obligations of the Company or the Operating Partnership.

As of December 31, 2010, six of the Operating Partnership’s seven secured loans contained restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt. The mortgage notes payable are secured by deeds of trust on certain of our properties and the assignment of certain rents and leases associated with those properties. The Bonds are secured by property tax payments.

Exchangeable Senior Notes

The following table summarizes the balance and significant terms of the Exchangeable Notes outstanding as of December 31, 2010 and 2009:

	3.25% Exchangeable Notes		4.25% Exchangeable Notes
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009
	(in thousands)

Principal amount	$148,000	$298,000	$172,500	$172,500
Unamortized discount	(4,004)	(13,937)	(16,532)	(20,121)

Net carrying amount of liability component	$143,996	$284,063	$155,968	$152,379

Carrying amount of equity component	$33,675	$36,369	$19,835	$19,835
Issuance date	April 2007		November 2009
Maturity date	April 2012		November 2014
Stated coupon rate	3.25%(1)		4.25%%(2)
Effective interest rate(3)	5.45%		7.13%
Exchange rate per $1,000 principal amount of the Exchangeable Notes, as adjusted(4)	11.3636		27.8307
Exchange price, as adjusted(4)	$88.00		$35.93
Number of shares on which the aggregate consideration to be delivered on conversion is determined(4)	1,681,813	3,386,353	4,800,796	4,800,796

(1)	Interest on the 3.25% Exchangeable Notes is payable semi-annually in arrears on April 15th and October 15th of each year.
(2)	Interest on the 4.25% Exchangeable Notes is payable semi-annually in arrears on May 15th and November 15th of each year.
(3)	The rate at which we record interest expense for financial reporting purposes, which reflects the amortization of the discount on the Exchangeable Notes (see Note 2). This rate represents our conventional debt borrowing rate at the date of issuance.
(4)	The exchange rate, exchange price, and the number of shares to be delivered upon conversion are subject to adjustment under certain circumstances including increases in our common dividends.

The Exchangeable Notes are exchangeable for shares of the Company’s common stock prior to maturity only upon the occurrence of certain events as follows: (i) during any calendar quarter, if the closing sale price per share of the common stock of the Company is more than 130% of the exchange price per share of the Company’s common stock for at least 20 trading days in a specified period, (ii) during the five consecutive trading-day period following any five consecutive trading days in which the trading price per $1,000 principal amount of the Exchangeable Notes was less than 98% of the product of the closing sale price per share of the Company’s common stock multiplied by the applicable exchange rate, (iii) if the Exchangeable Notes have been called for redemption, (iv) upon the occurrence of specified corporate transactions, (v) if the Company’s common stock ceases to be listed or approved for quotation for 30 consecutive trading days, or (vi) on or after November 15, 2011 or on or after August 15, 2014 for the 3.25% Exchangeable Notes and 4.25% Exchangeable Notes, respectively.

Upon exchange, the holders of the Exchangeable Notes will receive (i) cash up to the principal amount of the Exchangeable Notes and (ii) to the extent the exchange value exceeds the principal amount of the Exchangeable Notes, shares of the Company’s common stock. At any time prior to November 15, 2011 or August 15, 2014 for the 3.25% Exchangeable Notes and 4.25% Exchangeable Notes, respectively, the Operating Partnership may irrevocably elect, in its sole discretion without the consent of the holders of the Exchangeable Notes, to settle all of the future exchange obligations of the Exchangeable Notes in shares of common stock. Any shares of common stock delivered for settlement will be based on a daily exchange value calculated on a proportionate basis for each

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

day of a 50 trading-day observation period or a 30 trading-day observation period for the 3.25% Exchangeable Notes and 4.25% Exchangeable Notes, respectively. The average trading price of the Company’s common stock on the NYSE for the years ended December 31, 2010 and 2009 was below the exchange price of the Exchangeable Notes for these respective periods, thus, the Exchangeable Notes were not considered in the money for the purposes of our diluted and earnings per share calculations for the years ended December 31, 2010 and 2009 (see Notes 20 and 21).

Exchangeable Note Tender Offer and Note Repurchases

During the year ended December 31, 2010, we repurchased 3.25% Exchangeable Notes with an aggregate stated principal amount of $150.0 million for approximately $151.1 million in cash, including transaction costs, pursuant to a tender offer. As a result of the transaction, we recorded a net loss on early extinguishment of debt of approximately $4.6 million and charged approximately $2.7 million, representing the amount of the cash repurchase proceeds allocated to the equity component, to additional paid-in capital.

During the year ended December 31, 2009, we repurchased 3.25% Exchangeable Notes with an aggregate stated principal amount of $162.0 million for approximately $150.4 million in cash, including transaction costs. As a result of the transaction, we recorded a net gain on early extinguishment of debt of approximately $4.9 million and charged approximately $2.3 million, which represented the amount of the cash repurchase proceeds allocated to the equity component, to additional paid-in capital.

Interest Expense for the Exchangeable Notes

The unamortized discount on the Exchangeable Notes is accreted as additional interest expense from the date of issuance through the maturity date of the applicable Exchangeable Notes. The following table summarizes the total interest expense attributable to the Exchangeable Notes based on the effective interest rates set forth above, before the effect of capitalized interest, for the years ended December 31, 2010, 2009, and 2008:

	Year Ended December 31,
	2010	2009	2008
		(in thousands)

Contractual interest payments	$14,565	$14,848	$14,950
Amortization of discount	7,965	8,485	8,145

Interest expense attributable to Exchangeable Notes	$22,530	$23,333	$23,095

Capped Call Transactions

In connection with the offerings of the Exchangeable Notes, we entered into capped call option transactions (“capped calls”) to mitigate the dilutive impact of the potential conversion of the Exchangeable Notes. The capped calls, as amended, are separate transactions entered into by us with the relevant financial institutions, are not part of the terms of the Exchangeable Notes, and do not affect the holders’ rights under the Exchangeable Notes. The strike prices of the capped calls, which are subject to customary anti-dilution adjustments, correspond to the exchange prices of the applicable Exchangeable Notes. The following table summarizes our capped call option positions as of December 31, 2010 and December 31, 2009:

	3.25% Exchangeable Notes(1)				4.25% Exchangeable Notes (2)
	December 31, 2010		December 31, 2009		December 31, 2010	December 31, 2009

Referenced shares of common stock	1,121,201	(3)	2,257,569	(4)	4,800,796	4,800,796
Exchange price including effect of capped calls	$102.72		$102.72		$42.81	$42.81

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	The capped calls mitigate the dilutive impact to us of the potential exchange of two-thirds of the 3.25% Exchangeable Notes into shares of common stock.
(2)	The capped calls mitigate the dilutive impact to us of the potential exchange of all of the 4.25% Exchangeable Notes into shares of common stock.
(3)	Subsequent to the repurchase of $150.0 million of aggregate stated principal of the 3.25% Exchangeable Notes, we had the above referenced outstanding capped calls.
(4)	Subsequent to the repurchase of $162.0 million of aggregate stated principal of the 3.25% Exchangeable Notes, we had the above referenced outstanding capped calls.

The capped calls are expected to terminate upon the earlier of the maturity date of the related Exchangeable Notes or upon the date upon which the Exchangeable Notes are no longer outstanding resulting from an exchange or repurchase by us. The initial cost of capped calls were recorded as a reduction to additional paid-in capital.

Unsecured Senior Notes

The following table summarizes the balance and significant terms of the unsecured senior notes issued by the Operating Partnership in 2010 as of December 31, 2010:

	December 31, 2010
	6.625% Unsecured		5.000% Unsecured
	Senior Notes(1)		Senior Notes(4)
	(in thousands)

Principal amount	$250,000	(2)	$325,000	(5)
Unamortized discount	(2,006)		(191)

Net carrying amount	$247,994		$324,809

Issuance date	May 2010		November 2010
Maturity date	June 2020		November 2015
Stated coupon rate	6.625	%(3)	5.000	%(6)
Effective interest rate(7)	6.743%		5.014%

(1)	The 6.625% unsecured senior notes were initially issued in a private placement transaction. In November 2010 we completed an exchange offer of the private unsecured notes for fully registered unsecured notes. The terms of the registered unsecured senior notes were substantially identical to the outstanding private unsecured senior notes, except for transfer restrictions and registration rights relating to the outstanding private unsecured senior notes. We did not receive any additional proceeds as a result of the exchange offer.
(2)	The 6.625% unsecured senior notes had an original issuance discount of $2.1 million that is being amortized through the maturity date of the notes.
(3)	Interest on the 6.625% unsecured senior notes is payable semi-annually in arrears on June 1st and December 1st of each year.
(4)	The 5.000% unsecured senior notes were issued in a registered public offering.
(5)	The 5.000% unsecured senior notes had an original issuance discount of $0.2 million that is being amortized through the maturity date of the notes.
(6)	Interest on the 5.000% unsecured senior notes is payable semi-annually in arrears on May 3rd and November 3rd of each year.
(7)	Effective interest rate includes impact of the amortization of the original issuance discounts.

We used the net proceeds from the two 2010 unsecured senior note offerings to fund operating property acquisitions and to repurchase $150.0 million in aggregate principal balance of the 3.25% Exchangeable Notes.

In addition to the two new unsecured note issuances above, as of December 31, 2010 and 2009 we also had outstanding Series B unsecured senior notes with an aggregate principal balance of $83.0 million that mature in August 2014. The series B notes require semi-annual interest payment each February and August based on a fixed annual interest rate of 6.45%. As of December 31, 2009 we also had outstanding Series A unsecured senior notes with an aggregate principal balance of $61.0 million and an interest rate of 5.72%. In August 2010, we used borrowings under our prior $550.0 million unsecured line of credit (the “Prior Credit Facility”) to repay the Series A unsecured senior notes upon maturity.

Unsecured Line of Credit

In August 2010, we entered into a $500.0 million Credit Facility and used borrowings under the Credit Facility to repay, and then terminate, the Prior Credit Facility. The Credit Facility has a term of three years plus a one year extension at our option and bears interest at an annual rate of LIBOR plus 2.675%. We may elect to borrow up to an

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

additional $200.0 million under an accordion option, subject to bank approval. We expect to use borrowings under the Credit Facility for general corporate purposes, to fund acquisitions, to finance development and redevelopment expenditures, and potentially to repay long-term debt. The following table summarizes the balance and significant terms of the Credit Facility and Prior Credit Facility as of December 31, 2010 and December 31, 2009, respectively:

	Credit Facility	Prior Credit Facility
	December 31, 2010	December 31, 2009
	(in thousands)

Outstanding borrowings	$159,000	$97,000
Remaining borrowing capacity	341,000	453,000

Total borrowing capacity(1)	$500,000	$550,000

Maturity date(2)(3)	August 2013	April 2010
Interest rate (4)	2.99%	1.11%
Fees (5)	0.575%	0.200%

(1)	We may elect to borrow, subject to bank approval, up to an additional $200 million under an accordion feature under the terms of the Credit Facility.
(2)	Under the terms of the Credit Facility, we may exercise an option to extend the maturity date by one year.
(3)	In April 2010, we exercised an option to extend the maturity date of the Prior Credit Facility by one year.
(4)	As of December 31, 2010, the Credit Facility bore interest at an annual rate of LIBOR plus 2.675%. As of December 31, 2009, the Prior Credit Facility bore interest at an annual rate of LIBOR plus 0.85% to 1.35% depending upon our leverage ratio at the time of borrowing.
(5)	As of December 31, 2010, the facility fee for the Credit Facility was at an annual rate of 0.575%. In addition, we also incurred debt origination and legal costs of approximately $5 million in connection with the Credit Facility, which will be amortized as additional interest expense through the contractual maturity date. As of December 31, 2009, the fee for unused funds for the Prior Credit Facility was at an annual rate of 0.15% to 0.20%, depending on the balance of our daily average undrawn balance.

Debt Covenants and Restrictions

The Credit Facility, the unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a minimum fixed charge coverage ratio, a minimum unsecured debt ratio, a minimum unencumbered asset pool debt service coverage ratio, and a minimum unencumbered debt yield. Noncompliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. We believe we were in compliance with all of our debt covenants as of December 31, 2010 and December 31, 2009.

Debt Maturities

The following table summarizes the stated debt maturities and scheduled amortization payments, excluding debt discounts, as of December 31, 2010:

Year Ending	(in thousands)

2011	$75,017
2012	304,292
2013	162,236
2014	258,969
2015	328,716
Thereafter	321,922

Total	$1,451,152	(1)

(1)	Includes full principal balance of outstanding debt before impact of all debt discounts.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capitalized Interest and Loan Fees

The following table sets forth our gross interest expense, including debt discount and loan cost amortization, net of capitalized interest for the years ended December 31, 2010, 2009 and 2008. The capitalized amounts are a cost of development and increase the carrying value of undeveloped land and construction in progress.

	Year Ended December 31,
	2010	2009	2008
		(in thousands)

Gross interest expense	$69,956	$55,802	$63,478
Capitalized interest	(10,015)	(9,683)	(18,132)

Interest expense	$59,941	$46,119	$45,346

8.	Deferred Revenue and Acquisition Related Liabilities, net

Deferred revenue and acquisition-related liabilities, net consisted of the following at December 31, 2010 and 2009:

	December 31,
	2010	2009
	(in thousands)

Deferred revenue related to tenant-funded tenant improvements	$60,549	$64,804
Other deferred revenue	1,929	1,323
Acquisition-related liabilities—below-market leases, net(1)	16,844	763

Total	$79,322	$66,890

(1)	See Note 4 for additional information.

Deferred Revenue Related to Tenant-funded Tenant Improvements

During the years ended December 31, 2010, 2009, and 2008, $9.7 million, $9.8 million, and $11.3 million, respectively, of deferred revenue related to tenant-funded tenant improvements was amortized and recognized as rental income. The following is the estimated amortization of deferred revenue related to tenant-funded tenant improvements as of December 31, 2010 for the next five years and thereafter:

Year Ending	(in thousands)

2011	$9,014
2012	8,364
2013	7,909
2014	7,208
2015	6,181
Thereafter	21,873

Total	$60,549

9.	Noncontrolling Interests on the Company’s Consolidated Financial Statements

Series A Preferred Units of the Operating Partnership

As of both December 31, 2010 and 2009, the Operating Partnership had issued and outstanding 1,500,000 Series A Preferred Units representing preferred limited partnership interests in the Operating Partnership with a redemption value of $50.00 per unit. There were no changes in this noncontrolling interest for all years presented. The Series A Preferred Units have a right of redemption at the option of the holders in the event of certain change of

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

control events, certain repurchases of the Company’s publicly registered equity securities, an involuntary delisting of the Company’s common stock from the NYSE, or a loss of the our REIT status.

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

In addition, the Series A Preferred Units may also be exchanged for shares of Series A Preferred Stock of the Company if either the Operating Partnership or the initial holder of the Series A Preferred Units believe, based upon the opinion of counsel, that the character of Operating Partnership’s assets and income would not allow it to qualify as a REIT if it were a corporation. In lieu of exchanging Series A Preferred Units for Series A Preferred Stock, we may elect to redeem all or a portion of the Series A Preferred Units for cash in an amount equal to $50.00 per unit plus accrued and unpaid distributions. The Series A Preferred Units may only be exchanged in whole, but not in part, and each exchange is subject to the REIT ownership limits contained in the Operating Partnership’s charter.

The Operating Partnership makes quarterly distributions to the preferred unitholders each February, May, August, and November. As of December 31, 2010 and 2009, the accrued distribution payable to holders of Series A Preferred Units, which is included in Series A Preferred Units noncontrolling interest on the balance sheet, was $0.7 million.

Common Units of the Operating Partnership

The Company owned a 96.8% and 96.2% common general partnership interest in the Operating Partnership as of December 31, 2010 and 2009, respectively. The remaining 3.2% and 3.8% common limited partnership interest as of December 31, 2010 and 2009, respectively, was owned by non-affiliate investors and certain of our executive officers and directors in the form of noncontrolling common units. There were 1,723,131 noncontrolling common units outstanding as of December 31, 2010 and 2009.

The noncontrolling common units may be redeemed by unitholders for cash. We, at our option, may satisfy the cash redemption obligation with shares of the Company’s common stock on a one-for-one basis. Whether satisfied in cash or shares of the Company’s common stock, the value for each noncontrolling common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable balance sheet date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $61.4 million and $53.6 million as of December 31, 2010 and 2009, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each noncontrolling common unit in the event of a termination or liquidation of the Company and the Operating Partnership. In the event of a termination or liquidation of the Company and the Operating Partnership, it is expected in most cases that each noncontrolling common unit would be entitled to a liquidating distribution equal to the amount payable with respect to each share of the Company’s common stock.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Stockholders’ Equity of the Company

Preferred Stock

As of December 31, 2010 and 2009, the Company had 1,610,000 shares of its 7.80% Series E Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”) and 3,450,000 shares of its 7.50% Series F Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”) issued and outstanding. The Series E Preferred Stock and the Series F Preferred Stock each have a liquidation preference of $25.00 per share and may be redeemed at our option. Dividends on both the Series E Preferred Stock and Series F Preferred Stock are cumulative and are payable quarterly in arrears on the 15th day of each February, May, August, and November. Neither the Series E Preferred Stock nor the Series F Preferred Stock has a stated maturity and neither is subject to mandatory redemption or any sinking fund.

Issuance of Common Stock

In April 2010, the Company completed an underwritten public offering of 9,200,000 shares of its common stock. The net offering proceeds, after deducting underwriting discounts and commissions and offering expenses, were approximately $299.8 million. We used a portion of the net proceeds from the offering to fund acquisitions, repay borrowings on the Prior Credit Facility, and for general corporate purposes.

In June 2009, the Company completed an underwritten public offering of 10,062,500 shares of its common stock. The net offering proceeds, after deducting underwriting discounts, commissions, and offering expenses, were approximately $191.7 million. The Company used the net proceeds from the offering to repay a portion of the borrowings under the Prior Credit Facility and for other general corporate purposes.

Exchange of Noncontrolling Common Units of the Operating Partnership

During the years ended December 31, 2009 and 2008, 30,598, and 435,596 noncontrolling common units were redeemed for shares of the Company’s common stock on a one-for-one basis, respectively. No noncontrolling common units were exchanged during the year ended December 31, 2010. Neither the Company nor the Operating Partnership received any proceeds from the issuance of the common stock to the noncontrolling common unitholders.

Dividend Reinvestment and Direct Purchase Plan

The Company has a Dividend Reinvestment and Direct Purchase Plan (the “DRIP Plan”) designed to provide the Company’s stockholders and other investors with a convenient and economical method to purchase shares of the Company’s common stock. The DRIP Plan provides existing common stockholders and other investors the opportunity to purchase additional shares of the Company’s common stock by reinvesting cash dividends or making optional cash purchases within specified parameters. The DRIP Plan acquires shares of the Company’s common stock from either new issuances directly from the Company, from the open market, or from privately negotiated transactions. As of December 31, 2010, no shares had been acquired under the DRIP Plan from new issuances.

Share Repurchases

An aggregate of 988,025 shares currently remain eligible for repurchase under a share-repurchase program approved by the Company’s board of directors in prior periods. The Company did not repurchase shares of common stock under this program during the years ended December 31, 2010 or 2009. During the year ended December 31, 2008, the Company repurchased 239,475 shares of its common stock in open market transactions for an aggregate price of approximately $11.5 million or $48.23 per share.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued Dividends and Distributions

The following tables summarize accrued dividends and distributions for the noted outstanding shares of common stock, preferred stock, and noncontrolling units as of December 31, 2010 and 2009:

	December 31,
	2010	2009
	(in thousands)

Dividends and Distributions payable to:
Common stockholders	$18,322	$15,102
Noncontrolling common unitholders of the Operating Partnership	603	603
RSU holders(1)	250	221

Total accrued dividends and distribution to common stockholders and noncontrolling unitholders	19,175	15,926
Preferred stockholders	1,210	1,210

Total accrued dividends and distributions	$20,385	$17,136

(1)	The amount includes the value of the dividend equivalents that will be paid with additional fully-vested RSUs (see Note 12).

	December 31,
	2010	2009

Outstanding Shares and Units:
Common stock(1)	52,349,670	43,148,762
Noncontrolling common units	1,723,131	1,723,131
RSUs	713,822	631,331
Series E preferred stock	1,610,000	1,610,000
Series F preferred stock	3,450,000	3,450,000

(1)	The amount includes nonvested shares.

11.	Preferred and Common Units in the Operating Partnership’s Consolidated Financial Statements

Series A Preferred Units of the Operating Partnership

For a discussion of the Series A Preferred Units of the Operating Partnership including terms, redemption rights, distribution right and exchange rights, please see Note 9.

Series E Preferred Units and Series F Preferred Units

As of December 31, 2010 and 2009, the Operating Partnership had issued and outstanding 1,610,000 Series E Preferred Units and 3,450,000 Series F Preferred Units representing preferred limited partnership interests in the Operating Partnership. The Company is the sole holder of both the Series E Preferred Units and Series F Preferred Units and for each Series E and Series F Preferred Unit outstanding, the Company has an equivalent number of shares of Series E Preferred Stock and Series F Preferred Stock issued and outstanding. The terms of the Series E and Series F Preferred Units are identical to the terms of the Series E and Series F Preferred Stock discussed in Note 10. Dividends for the Series E and Series F Preferred Units are paid to the Company. The Company then uses these funds to pay dividends to the holders of its Series E Preferred Stock and Series F Preferred Stock.

Issuance of Common Units

In April 2010, the Company completed an underwritten public offering of 9,200,000 shares of the its common stock as discussed in Note 10. The net offering proceeds of approximately $299.8 million were contributed by the Company to the Operating Partnership in exchange for 9,200,000 common units.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2009, the Company completed an underwritten public offering of 10,062,500 shares of its common stock as discussed in Note 10. The net offering proceeds of approximately $191.7 million were contributed by the Company to the Operating Partnership in exchange for 10,062,500 common units.

Common Units Outstanding

The Company owned 52,349,670 and 43,148,762 common units representing a 96.8% and 96.2% common general partnership interest in the Operating Partnership as of December 31, 2010 and 2009, respectively. The remaining 1,723,131 common units outstanding, representing a 3.2% and 3.8% common limited partnership interest as of December 31, 2010 and 2009, respectively, was owned by non-affiliate investors and certain of our executive officers and directors in the form of noncontrolling common units. For a further discussion of the noncontrolling common units, including exchanges during the years ended December 31, 2010 and 2009, please refer to Notes 9 and 10.

Accrued Distributions

The following tables summarize accrued distributions for the noted common and preferred units as of December 31, 2010 and 2009:

	December 31,
	2010	2009
	(in thousands)

Distributions payable to:
General partner	$18,322	$15,102
Common limited partners	603	603
RSU holders(1)	250	221

Total accrued distributions to common unitholders	19,175	15,926
Series E and Series F preferred unitholders	1,210	1,210

Total accrued distributions	$20,385	$17,136

(1)	The amount includes the value of the dividend equivalents that will be paid with additional fully-vested RSUs (see Note 12).

	December 31,
	2010	2009

Outstanding Units:
Common units held by the general partner	52,349,670	43,148,762
Common units held by the limited partners	1,723,131	1,723,131
RSUs	713,822	631,331
Series E preferred units	1,610,000	1,610,000
Series F preferred units	3,450,000	3,450,000

12.	Share-Based Compensation

Stockholder Approved Equity Compensation Plans

We establish share-based incentive compensation plans for the purpose of attracting and retaining officers, key employees, and non-employee board members. As of December 31, 2010, we had one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan as amended (the “2006 Plan”), which was adopted by our board of directors and approved by our stockholders.

In May 2009, our stockholders approved the third amendment to the 2006 Plan. The amendment increased the number of shares of common stock authorized under the 2006 Plan by 1,595,000 shares.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2010, our stockholders approved the fourth amendment to the 2006 Plan. The amendment increased the number of shares of common stock authorized under the 2006 Plan by 2,990,000 shares such that the total aggregate number of shares available for issuance pursuant to the 2006 Plan was 6,120,000 shares as of December 31, 2010. Both amendments also made certain changes regarding how awards are counted prospectively against the number of shares available for issuance under the 2006 Plan.

As of December 31, 2010, 4,375,533 shares were available for grant under the 2006 Plan. The number of shares that remains available for grant is calculated using the weighted share counting provisions set forth in the 2006 Plan, which are based on the type of awards that are granted. The maximum number of shares available for grant subject to full value awards (which generally include equity awards other than options and stock appreciation rights) was 1,498,470 shares as of December 31, 2010.

The Executive Compensation Committee, which is comprised of four independent directors, may grant the following share-based awards as provided under the 2006 Plan: incentive stock options, nonqualified stock options, restricted stock (nonvested shares), stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, RSUs, profit interest units, performance bonus awards, performance-based awards, and other incentive awards to eligible individuals. For each award granted under our share-based incentive compensation programs, the Operating Partnership simultaneously issues to the Company a number of common units equal to the number of shares of common stock ultimately paid by the Company in respect of such awards.

All of our outstanding share-based awards issued prior to 2007 were issued under the 1997 Stock Option and Incentive Plan (the “1997 Plan”), which was terminated by our board of directors in September 2006. Any awards that were outstanding upon the termination of the 1997 Plan continued in effect in accordance with the terms of such plan and the applicable award agreement following termination of the 1997 Plan.

Stock Award Deferral Program

We have a Stock Award Deferral Program (the “RSU Program”) under the 2006 Plan, which has been effective since the fourth quarter of 2007. Under the RSU Program, participants may defer receipt of awards of nonvested shares that may be granted by electing to receive an equivalent number of RSUs in lieu of nonvested shares. Each RSU represents the right to receive one share of our common stock in the future and is subject to the same vesting conditions that would have applied if the award had been issued in nonvested shares. RSUs carry with them the right to receive dividend equivalents such that participants receive additional, fully-vested RSUs at the time dividends are paid equal to the value of the dividend paid on the shares underlying participant’s RSUs. Shares issued in settlement of vested RSUs will be distributed in a single lump sum distribution upon the earlier of (1) the date specified by the participant when the election is made, which must be later than the final vesting date of the RSUs, or (2) upon other certain events specified under the RSU program.

Share-Based Compensation Programs

The Executive Compensation Committee has historically awarded nonvested shares and RSUs under the following share-based compensation programs. These share-based awards were valued based on the quoted closing share price of the Company’s common stock on the NYSE on the grant date. Dividends are paid on all outstanding shares and RSUs whether vested or nonvested and are not forfeitable if the underlying shares or RSUs ultimately do not vest.

Executive Officer Share-Based Compensation Programs

The Executive Compensation Committee has annually approved compensation programs that include the potential issuance of share-based awards to our Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer (“the Executive Officers”) as part of their annual and long-term incentive compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Historically, the number of nonvested shares or nonvested RSUs issued has been contingent upon certain corporate performance and market conditions. The share-based awards are generally issued in the first quarter after the end of the performance period, which is the same as our fiscal year end. The share-based awards generally have a service vesting period, which has historically ranged from one to three years, depending on the type of award.

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

Non-employee Board Members Share-Based Compensation Program

The Executive Compensation Committee awards nonvested shares or nonvested RSUs to non-employee board members on an annual basis as part of the board members’ annual compensation and to newly elected board members in accordance with our board of directors compensation program. The share-based awards are generally issued in the second quarter, and the individual share awards vest in equal annual installments over the applicable service vesting period, which will be one year.

Summary of Nonvested Shares

A summary of our nonvested shares activity from January 1, 2010 through December 31, 2010 is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Outstanding at January 1, 2010	88,473	$59.05
Granted	3,239	30.88
Vested(1)	(41,680)	57.64

Outstanding as of December 31, 2010	50,032	$58.40

(1)	The total shares vested include 13,036 of shares that were then tendered to satisfy minimum statutory tax withholding requirements related to the restricted shares that have vested in accordance with the terms of the 2006 Plan. We accept the return of shares at the current quoted market price of the Company’s common stock to satisfy tax obligations.

A summary of our nonvested and vested shares activity for the years ended December 31, 2010, 2009, and 2008 is presented below:

	Shares Granted		Shares Vested
		Weighted-
		Average		Total Vest-
	Non-Vested	Grant-Date		Date Fair
Year Ended	Shares Issued	Fair Value	Vested Shares	Value (1)
				(in thousands)

2010	3,239	$30.88	(41,680)	$1,398
2009(2)	4,958	20.17	(139,651)	4,134
2008	184,245	52.38	(198,912)	7,481

(1)	Total fair value of shares vested was calculated based on the quoted closing share price of the Company’s common stock on the NYSE on the day of vesting.
(2)	In addition, during the year ended December 31, 2009, we issued 51,040 shares of common stock under a share-based compensation program that were fully vested upon issuance. The grant date fair value per share of this award was $26.94.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Restricted Stock Units

A summary of our RSU activity from January 1, 2010 through December 31, 2010 is presented below:

	Nonvested RSUs
		Weighted-
		Average
		Grant Date
Nonvested and Vested Restricted Stock Units	Amount	Fair Value	Vested RSUs	Total RSUs

Outstanding at January 1, 2010	269,294	$26.81	362,037	631,331
Granted	159,606	30.24	—	159,606
Vested	(303,146)	27.34	303,146	—
Settled(1)			(53,451)	(53,451)
Issuance of dividend equivalents(2)			30,568	30,568
Canceled(1)(3)			(54,232)	(54,232)

Outstanding as of December 31, 2010	125,754	$29.88	588,068	713,822

(1)	On July 1, 2010, certain vested RSUs were settled in shares of the Company’s common stock given that this date was six months plus one day subsequent to one individual’s separation from service from the Company. For certain individuals without an elected distribution date greater than six months beyond separation from service, RSUs are automatically settled in common shares six months plus one day subsequent to separation from service to comply with tax code requirements. Of the total 97,593 RSUs held by this individual, 53,451 were settled for shares of the Company’s common stock and 44,142 RSUs were canceled to cover the statutory minimum tax withholding.
(2)	RSUs issued as dividend equivalents are vested upon issuance.
(3)	We accept the return of RSUs, at the current quoted market price of the Company’s common stock, to satisfy minimum statutory tax-withholding requirements related to either RSUs that have vested or RSU dividend equivalents in accordance with the terms of the 2006 Plan.

A summary of our RSU activity for the years ended December 31, 2010, 2009, and 2008 is presented below:

	Shares Granted
		Weighted-	Shares Vested
		Average		Total Vest-
	Non-Vested	Grant-Date		Date Fair
Year Ended	RSUs Issued	Fair Value	Vested RSUs	Value(1)
				(in thousands)

2010	159,606	$30.24	(303,146)	$10,936
2009	589,805	26.71	(327,979)	10,017
2008	7,468	53.58	—	—

(1)	Total fair value of RSUs vested was calculated based on the quoted closing share price of the Company’s common stock on the NYSE on the day of vesting.

Compensation Cost Recorded During the Period

The total compensation cost for all share-based compensation programs was $7.4 million, $13.3 million, and $16.3 million for the years ended December 31, 2010, 2009, and 2008, respectively. Included in the total $7.4 million of compensation cost for the year ended December 31, 2010 was the reversal of approximately $1.0 million of cumulative compensation expense previously recorded during the years 2007 through 2010 for the 2007 Development Performance Plan, since the performance targets for this program were not ultimately achieved. Of the total share-based compensation cost, $1.4 million, $1.1 million, and $1.1 million was capitalized as part of real estate assets for the years ended December 31, 2010, 2009, and 2008, respectively. As of December 31, 2010, there was approximately $4.8 million of total unrecognized compensation cost related to nonvested incentive awards granted under share-based compensation arrangements that is expected to be recognized over a weighted-average period of 1.5 years. The remaining compensation cost related to these nonvested incentive awards had been recognized in periods prior to December 31, 2010.

The $4.8 million of unrecognized compensation cost does not reflect the potential future compensation cost for the approved executive officer share-based compensation programs under which share-based awards have not yet

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

been granted as of December 31, 2010. These programs have a performance period that precedes the grant date. We recorded approximately $1.6 million related to these programs for the year ended December 31, 2010, which is included in the total $7.4 million compensation cost discussed above.

13.	Employee Benefit Plans

401(k) Plan

We have a retirement savings plan designed to qualify under Section 401(k) of the Code (the “401(k) Plan”). Our employees are eligible to participate in the 401(k) Plan on the first day of the month after three months of service. The 401(k) Plan allows eligible employees (“401(k) Participants”) to defer up to 60% of their eligible compensation on a pre-tax basis, subject to certain maximum amounts allowed by the Code. The 401(k) Plan provides for a matching contribution by the Company in an amount equal to fifty cents for each one dollar of participant contributions up to a maximum of 10% of the 401 (k) Participant’s annual salary. 401(k) Participants vest immediately in the amounts contributed by us. For each of the years ended December 31, 2010, 2009, and 2008, we contributed $0.5 million to the 401(k) Plan.

Deferred Compensation Plan

In 2007, we adopted the Deferred Compensation Plan, under which directors and certain management employees may defer receipt of their compensation, including up to 70% of their salaries and up to 100% of their director fees and bonuses, as applicable. In addition, employee participants will receive mandatory Company contributions to their Deferred Compensation Plan accounts equal to 10% of their gross monthly salaries, without regard to whether such employees elect to defer salary or bonus compensation under the Deferred Compensation Plan. Our board of directors may, but has no obligation to, approve additional discretionary contributions by the Company to Participant accounts. We hold the Deferred Compensation Plan assets in a limited rabbi trust, which is subject to the claims of our creditors in the event of bankruptcy or insolvency.

See Note 16 for further discussion of our Deferred Compensation Plan assets and related Deferred Compensation Plan liability as of December 31, 2010 and 2009. Our liability under the Deferred Compensation Plan was fully funded as of December 31, 2010 and 2009.

14.	Future Minimum Rent

We have operating leases with tenants that expire at various dates through 2027 and are either subject to scheduled fixed increases or adjustments in rent based on the Consumer Price Index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future contractual minimum rent under operating leases as of December 31, 2010 for future periods is summarized as follows:

Year Ending	(in thousands)

2011	$297,857
2012	286,620
2013	265,237
2014	242,347
2015	193,185
Thereafter	587,890

Total	$1,873,136

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Commitments and Contingencies

General

As of December 31, 2010, we had commitments of approximately $65.2 million for contracts and executed leases directly related to our operating and redevelopment properties.

In the normal course of business, we are required to post construction bonds to guarantee our performance of government-mandated infrastructure improvements. As of December 31, 2010, we had outstanding construction bonds of $2.1 million.

Ground Leases

We have noncancellable ground lease obligations on Kilroy Airport Center Phases I, II, and III in Long Beach, California with a lease period expiring in July 2084. Rental rates are subject to adjustments every five years based on fair market value. During the third quarter of 2009, we exercised our option to terminate a ground lease at Kilroy Airport Center Phase IV in Long Beach. We had previously leased this land, which is adjacent to our Office Properties at Kilroy Airport Center, Long Beach, for potential future development opportunities.

The minimum commitment under our ground leases as of December 31, 2010 for five years and thereafter was as follows:

Year Ending	(in thousands)

2011	$1,329
2012	1,096
2013	1,096
2014	1,040
2015	1,000
Thereafter(1)	68,542

Total	$74,103

(1)	One of our ground lease obligations is subject to a fair market value adjustment every 5 years; however, the lease includes ground rent subprotection and infrastructure rent credits which currently limit our annual rental obligations to $1.0 million. The contractual obligations for that ground lease included above assumes the $1.0 million or annual lease rental obligation in effect as of December 31, 2010.

Litigation

We and our properties are subject to litigation arising in the ordinary course of business. To our knowledge, neither we nor any of our properties are presently subject to any litigation or threat of litigation which, if determined unfavorably to us, would have a material adverse effect on our cash flow, financial condition, or results of operations.

In the third quarter of 2010, we settled outstanding litigation related to certain premises at one of our properties that had been abandoned by its former occupants. In connection with this legal settlement, we received a $3.6 million cash payment in 2010. In addition, in January 2011 we also received a $1.0 million cash payment relating to this matter. As a result, during the year ended December 31, 2010, we reversed approximately $1.0 million of our allowance for bad debts which was previously recorded in prior periods for receivables related to the lease at this property.

Insurance

We maintain commercial general liability, auto liability, employers liability, umbrella/excess liability, special form property, difference in conditions including earthquake and flood, environmental, rental loss, and terrorism insurance covering all of our properties. Management believes the policy specifications and insured limits are

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

appropriate given the relative risk of loss, the cost of the coverage, and industry practice. We do not carry insurance for generally uninsurable losses such as loss from governmental action, nuclear hazard, and war and military action. Some of our policies are subject to limitations of coverage, qualifications, terms, conditions, and involve large deductibles or co-payments. In addition, our earthquake insurance policies include substantial self-insurance portions.

Environmental Matters

We follow the policy of monitoring our properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, we are not currently aware of any environmental liability with respect to the properties that would have a material adverse effect on our financial condition, results of operations, and cash flow. Further, we are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.

16.	Fair Value Measurements and Disclosures

Assets and Liabilities Reported at Fair Value

The only assets and liabilities we record at fair value in our consolidated financial statements are the marketable securities and related deferred compensation plan liability related our the Deferred Compensation Plan (see Note 13). We recorded net gains of approximately $0.4 million for the years ended December 31, 2010 and 2009 and a net loss of approximately $1.0 million for the year ended December 31, 2008 related to the change in fair value of the marketable securities, which was reported in interest income and other investment gains (losses) in the consolidated statements of operations. We adjust the deferred compensation plan liability to fair value at the end of each accounting period based on the performance of the benchmark funds selected by each Participant and the impact of adjusting the liability is recorded as an increase or decrease to compensation cost. For each of the years ended December 31, 2010 and 2009, we recorded approximately $0.4 million of total compensation cost resulting from the increase in the fair value of benchmark funds. For the year ended December 31, 2008, we recorded a net reduction of approximately $1.0 million to compensation cost resulting from a decline in the fair value of the benchmark funds.

The following table sets forth the fair value of our marketable securities and related deferred compensation liability as of December 31, 2010 and 2009:

	Fair Value (Level 1)(1)
	2010	2009
	(in thousands)

Marketable Securities(2)	$4,902	$3,452
Deferred Compensation Liability(3)	$4,809	$3,353

(1)	Based on quoted prices in active markets for identical securities.
(2)	The marketable securities are held in a limited rabbi trust.
(3)	The deferred compensation liability is reported on our consolidated balance sheets in accounts payable, accrued expenses, and other liabilities.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our other financial assets and liabilities as of December 31, 2010 and 2009:

	December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(in thousands)

Assets
Note receivable(1)	$—	$—	$10,679	$10,849
Liabilities
Secured debt	313,009	329,456	294,574	297,189
Exchangeable Notes	299,964	312,598	436,442	435,351
Unsecured senior notes	655,803	661,644	144,000	142,828
Credit Facility	159,000	159,659	—	—
Prior Credit Facility(2)	—	—	97,000	96,250

(1)	This note receivable was re-paid in full during 2010 (see Note 5).
(2)	In August 2010, we entered into a new $500.0 million Credit Facility and used the borrowing under the Credit Facility to repay, and then terminate the $550.0 million Prior Credit Facility (see Note 7).

17.	Other Significant Transactions or Events

General and administrative expenses for the year ended December 31, 2009 include a $7.0 million charge related to separation payments resulting from the resignation, for personal reasons, of our former Chief Financial Officer in December 2009.

2008 Lease Terminations

In the second quarter of 2008, a tenant at one of our San Diego office properties notified us of its intent to cease its business operations and to not pay any future rental payments under its lease beyond June 2008. We held a $3.6 million letter of credit and a $0.3 million security deposit as credit support under the terms of the lease. At June 30, 2008, we increased our provision for bad debts by approximately $3.1 million to reserve for the portion of the deferred rent receivable balance related to the lease that we estimated would not be recoverable after the application of the letter of credit proceeds and security deposit. In July 2008, we entered into an agreement with the tenant to terminate the lease as of August 31, 2008. During the third quarter of 2008, we drew down the letter of credit and applied the $3.9 million letter of credit proceeds and security deposit to July and August rent and the outstanding deferred rent receivable and accounts receivable balances. During the year ended December 31, 2008, we also recognized approximately $2.7 million of noncash rental revenue, which was primarily a result of the acceleration of the amortization of the deferred revenue balance related to tenant-funded tenant improvements associated with this lease.

In July 2008, we entered into an agreement with a tenant at one of our San Diego office properties to early terminate one of its leases in 2008. The lease that was terminated encompassed approximately 90,000 rentable square feet of office space and was scheduled to expire in July 2014. The tenant had the option to early terminate this lease in 2010. The tenant vacated approximately 95% of the premises in the third quarter of 2008 and the remaining premises during the first quarter of 2009. We recognized a net lease termination fee, which is included in other property income, of approximately $0.1 million and $5.0 million during the years ended December 31, 2009 and 2008, respectively.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	Segment Disclosure

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

We evaluate the performance of our segments based upon net operating income. “Net Operating Income” is defined as operating revenues (rental income, tenant reimbursements, and other property income) less property and related expenses (property expenses, real estate taxes, ground leases, and provisions for bad debts) and excludes other income and expenses such as interest expense, depreciation and amortization, acquisition related expenses and corporate general and administrative expenses. There is no intersegment activity.

The following tables reconcile the segment activity to consolidated net income for the years ended December 31, 2010, 2009, and 2008, and the consolidated assets, consolidated expenditures, and tenant improvements as of December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)

Office Properties:
Operating revenues(1)	$271,878	$247,071	$256,066
Property and related expenses	78,229	68,824	70,099

Net Operating Income	193,649	178,247	185,967

Industrial Properties:
Operating revenues(1)	30,102	32,363	33,289
Property and related expenses	7,253	7,381	6,493

Net Operating Income	22,849	24,982	26,796

Total Reportable Segments:
Operating revenues(1)	301,980	279,434	289,355
Property and related expenses	85,482	76,205	76,592

Net Operating Income	216,498	203,229	212,763

Reconciliation to Consolidated Net Income:
Total net operating income, as defined, for reportable segments	216,498	203,229	212,763
Unallocated (expense) income:
General and administrative expenses	(27,963)	(39,938)	(38,260)
Acquisition-related expenses	(2,248)	—	—
Depreciation and amortization	(103,809)	(87,627)	(83,215)
Interest income and other net investment gains (losses)	964	1,300	(93)
Interest expense	(59,941)	(46,119)	(45,346)
(Loss) gain on early extinguishment of debt	(4,564)	4,909	—

Income from continuing operations	18,937	35,754	45,849
Income from discontinued operations	949	2,261	1,062

Net income	$19,886	$38,015	$46,911

(1)	All operating revenues are comprised of amounts received from third-party tenants.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2010	2009
	(in thousands)

Assets:
Office Properties:
Land, buildings, and improvements, net	$2,108,019	$1,498,427
Undeveloped land and construction in progress	290,365	263,608
Total assets(1)	2,611,206	1,878,004
Industrial Properties:
Land, buildings, and improvements, net	146,058	152,072
Total assets(1)	159,612	165,563
Total Reportable Segments:
Land, buildings, and improvements, net	2,254,077	1,650,499
Undeveloped land and construction in progress	290,365	263,608
Total assets(1)	2,770,818	2,043,567
Reconciliation to Consolidated Assets:
Total assets for reportable segments	2,770,818	2,043,567
Other unallocated assets:
Cash and cash equivalents	14,840	9,883
Restricted cash	1,461	2,059
Marketable securities	4,902	3,452
Note receivable	—	10,679
Deferred financing costs, net	16,447	8,334
Prepaid expenses and other assets, net	8,097	6,307

Total consolidated assets	$2,816,565	$2,084,281

(1)	Includes land, buildings, and improvements, undeveloped land and construction in progress, current receivables, deferred rent receivable and deferred leasing costs, and acquisition-related intangible assets, all shown on a net basis.

	December 31,
	2010	2009
	(in thousands)

Acquisitions and Capital Expenditures:(1)
Office Properties:
Expenditures for real estate acquisitions	$713,905	$—
Expenditures for development and redevelopment properties and undeveloped land	28,178	18,067
Expenditures for operating properties(2)	72,061	24,980
Industrial Properties:
Expenditures for operating properties(2)	6,663	4,641
Total Reportable Segments:
Expenditures for real estate acquisitions	713,905	—
Expenditures for development and redevelopment properties and undeveloped land	28,178	18,067
Expenditures for operating properties(2)	78,724	29,621

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Total consolidated acquisitions and capital expenditures are equal to the same amounts disclosed for total reportable segments.
(2)	Includes expenditures for building improvements, tenant improvements, and deferred leasing costs for our operating properties.

19.	Property Dispositions

The following table summarizes properties sold during the years ended December 31, 2010 and 2009. We did not sell any properties during the year ended December 31, 2008. We recorded a net gain on the disposition of discontinued operations of $0.9 million and $2.5 million, for the years ended December 31, 2010 and 2009 respectively, related to these dispositions.

				Rentable
	Property	Month of	Number of	Square	Sales
Location	Type	Disposition	Buildings	Feet	Price
				(unaudited)	(in millions)

2010 Dispositions
660 N. Puente Street Brea, CA	Industrial	October	1	51,567	$5.0
601 Valencia Avenue Brea, CA	Office	December	1	60,891	5.4
603 Valencia Avenue Brea, CA	Office	December	1	45,900	5.4

Total			3	158,358	$15.8

2009 Disposition
12400 Industry Street Garden Grove, CA	Industrial	June	1	64,200	$5.1

The following table summarizes the total income from discontinued operations within the statement of operations by the reportable segments for the years ended December 31, 2010, 2009, and 2008:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)

Reportable Segments:
Office Properties	$(1,699)	$—	$433
Industrial Properties	2,648	2,261	629

Total income from discontinued operations	$949	$2,261	$1,062

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.	Net Income Available to Common Stockholders Per Share of the Company

The following table reconciles the numerator and denominator of the basic and diluted per-share computations for the Company’s net income available to common stockholders for the years ended December 31, 2010, 2009, and 2008:

	Year Ended December 31,
	2010	2009	2008
	(in thousands, except share and per share amounts)

Numerator:
Income from continuing operations	$18,937	$35,754	$45,849
Income from continuing operations attributable to noncontrolling common units of the Operating Partnership	(148)	(924)	(1,823)
Preferred distributions and dividends	(15,196)	(15,196)	(15,196)
Allocation to participating securities (nonvested shares and RSUs)	(1,151)	(1,293)	(338)

Numerator for basic and diluted income from continuing operations available to common stockholders	2,442	18,341	28,492
Discontinued operations	949	2,261	1,062
Discontinued operations attributable to noncontrolling common units of the Operating Partnership	(30)	(101)	(63)

Numerator for basic and diluted net income available to common stockholders	$3,361	$20,501	$29,491

Denominator:
Basic weighted average vested common shares outstanding	49,497,487	38,705,101	32,466,591
Effect of dilutive securities—stock options and contingently issuable shares	15,708	27,025	74,281

Diluted weighted average vested common shares and common share equivalents outstanding	49,513,195	38,732,126	32,540,872

Basic earnings per share:
Income from continuing operations available to common stockholders per share	$0.05	$0.47	$0.88
Discontinued operations per common share	0.02	0.06	0.03

Net income available to common stockholders per share	$0.07	$0.53	$0.91

Diluted earnings per share:
Income from continuing operations available to common stockholders per share	$0.05	$0.47	$0.88
Discontinued operations per common share	0.02	0.06	0.03

Net income available to common stockholders per share	$0.07	$0.53	$0.91

As of December 31, 2010, 2009, and 2008, the effect of the assumed exchange of the Exchangeable Notes was not included in the net income available to common stockholder per share calculation as it was antidilutive to income from continuing operations available to common stockholders since the average quoted trading price of the

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s common stock on the NYSE for the periods presented was below the Exchangeable Notes exchange prices.

21.	Net Income Available to Common Unitholders per Unit of the Operating Partnership

The following table reconciles the numerator and denominator in computing the Operating Partnership’s basic and diluted per-unit computations for net income available to common unitholders for the years ended December 31, 2010, 2009, and 2008:

	Year Ended December 31,
	2010	2009	2008
	(in thousands, except unit and per unit amounts)

Numerator:
Income from continuing operations	$18,937	$35,754	$45,849
Income from continuing operations attributable to noncontrolling interests in consolidated subsidiaries	(162)	(201)	(237)
Preferred distributions	(15,196)	(15,196)	(15,196)
Allocation to participating securities (nonvested units and RSUs)	(1,151)	(1,293)	(338)

Numerator for basic and diluted income from continuing operations available to common unitholders	2,428	19,064	30,078
Discontinued operations	949	2,261	1,062

Numerator for basic and diluted net income available to common unitholders	$3,377	$21,325	$31,140

Denominator:
Basic weighted average vested common units outstanding	51,220,618	40,436,196	34,531,779
Effect of dilutive securities-stock options and contingently issuable units	15,708	27,025	74,281

Diluted weighted average vested units and common unit equivalents outstanding	51,236,326	40,463,221	34,606,060

Basic earnings per unit:
Income from continuing operations available to common unitholders per unit	$0.05	$0.47	$0.87
Discontinued operations per common unit	0.02	0.06	0.03

Net income available to common unitholders per unit	$0.07	$0.53	$0.90

Diluted earnings per unit:
Income from continuing operations available to common unitholders per unit	$0.05	$0.47	$0.87
Discontinued operations per common unit	0.02	0.06	0.03

Net income available to common unitholders per unit	$0.07	$0.53	$0.90

As of December 31, 2010,2009, and 2008, the effect of the assumed exchange of the Exchangeable Notes was not included in the net income available to common unitholder per unit calculation as it was antidilutive to income from continuing operations available to common unitholders since the average quoted trading price of the Company’s common stock on the NYSE for the periods presented was below the Exchangeable Notes exchange prices.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22.	Tax Treatment of Distributions

The following table reconciles the dividends declared per common share to the dividends paid per common share during the years ended December 31, 2010, 2009, and 2008 as follows:

	Year Ended December 31,
Dividends	2010	2009	2008

Dividends declared per common share	$1.400	$1.630	$2.320
Less: Dividends declared in the current year and paid in the following year	(0.350)	(0.350)	(0.580)
Add: Dividends declared in the prior year and paid in the current year	0.350	0.580	0.555

Dividends paid per common share	$1.400	$1.860	$2.295

The income tax treatment for the dividends to common stockholders reportable for the years ended December 31, 2010, 2009, and 2008 as identified in the table above was as follows:

	Year Ended December 31,
Common Shares	2010		2009		2008

Ordinary income	$—	—%	$0.421	22.64%	$1.645	71.70%
Return of capital	1.400	100.00	1.418	76.25	0.650	28.30
Capital gains(1)	—	—	0.013	0.69	—	—
Unrecaptured section 1250 gains	—	—	0.008	0.42	—	—

	$1.400	100.00%	$1.860	100.00%	$2.295	100.00%

(1)	Capital gains are comprised entirely of 15% rate gains.

The income tax treatment for the dividends to Series E preferred stockholders reportable for the years ended December 31, 2010, 2009, and 2008 was as follows:

	Year Ended December 31,
Preferred Shares	2010		2009		2008

Ordinary income	$1.950	100.00%	$1.837	94.22%	$1.950	100.00%
Capital gains(1)	—	—	0.070	3.58	—	—
Unrecaptured section 1250 gains	—	—	0.043	2.20	—	—

	$1.950	100.00%	$1.950	100.00%	$1.950	100.00%

(1)	Capital gains are comprised entirely of 15% rate gains.

The income tax treatment for the dividends to Series F preferred stockholders reportable for the years ended December 31, 2010, 2009, and 2008 was as follows:

	Year Ended December 31,
Preferred Shares	2010		2009		2008

Ordinary income	$1.875	100.00%	$1.767	94.22%	$1.875	100.00%
Capital gains(1)	—	—	0.067	3.58	—	—
Unrecaptured section 1250 gains	—	—	0.041	2.20	—	—

	$1.875	100.00%	$1.875	100.00%	$1.875	100.00%

(1)	Capital gains are comprised entirely of 15% rate gains.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

23.	Quarterly Financial Information of the Company (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2010 and 2009 was as follows:

	2010 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)

Revenues from continuing operations	$66,819	$72,416	$79,804	$82,941
Net Operating Income from continuing operations(1)	48,795	51,033	56,866	59,804
Income from continuing operations	8,877	1,956	3,669	4,435
Loss on early extinguishment of debt	—	(4,564)	—	—
Discontinued operations	—	—	—	949
Net income	8,877	1,956	3,669	5,384
Net income attributable to Kilroy Realty Corporation	8,685	2,016	3,673	5,334
Preferred dividends and distributions	(3,799)	(3,799)	(3,799)	(3,799)
Net income (loss) available to common stockholders	4,886	(1,783)	(126)	1,535
Net income (loss) available to common stockholders per share—basic(2)	0.11	(0.04)	(0.01)	0.02
Net income (loss) available to common stockholders per share—diluted(2)	0.11	(0.04)	(0.01)	0.02

	2009 Quarter Ended(3)
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)

Revenues from continuing operations	$72,512	$71,050	$68,494	$67,379
Net Operating Income from continuing operations(1)	52,233	53,165	49,166	48,667
Income from continuing operations	11,862	10,993	12,230	671
Gain on early extinguishment of debt	—	—	3,119	1,790
Discontinued operations	(89)	2,350	—	—
Net income	11,773	13,343	12,230	671
Net income attributable to Kilroy Realty Corporation	11,376	12,916	11,910	790
Preferred dividends and distributions	(3,799)	(3,799)	(3,799)	(3,799)
Net income available to common stockholders	7,577	9,117	8,111	(3,009)
Net income available to common stockholders per share—basic(2)	0.23	0.25	0.17	(0.08)
Net income available to common stockholders per share—diluted(2)	0.23	0.25	0.17	(0.08)

(1)	See Note 18 for definition of Net Operating Income.
(2)	The summation of the quarterly net income available to common stockholders per share (basic and diluted) does not equal the annual number reported on the consolidated statement of operations primarily resulting from the impact of the April 2010 and June 2009 equity offerings.
(3)	The summation of the quarterly financial data may not equal the annual number reported on the consolidated statement of operations resulting from rounding differences.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

24.	Quarterly Financial Information of the Operating Partnership (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2010 and 2009 was as follows:

	2010 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per unit amounts)

Revenues from continuing operations	$66,819	$72,416	$79,804	$82,941
Net Operating Income from continuing operations(1)	48,795	51,033	56,866	59,804
Income from continuing operations	8,877	1,956	3,669	4,435
Loss on early extinguishment of debt	—	(4,564)	—	—
Discontinued operations	—	—	—	949
Net income	8,877	1,956	3,669	5,384
Net income attributable to the Operating Partnership	8,832	1,905	3,628	5,359
Preferred distributions	(3,799)	(3,799)	(3,799)	(3,799)
Net income (loss) available to common unitholders	5,033	(1,894)	(171)	1,560
Net income (loss) available to common unitholders per unit—basic(2)	0.11	(0.04)	(0.01)	0.02
Net income (loss) available to common unitholders per unit—diluted(2)	0.11	(0.04)	(0.01)	0.02

	2009 Quarter Ended(3)
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per unit amounts)

Revenues from continuing operations	$72,512	$71,050	$68,494	$67,379
Net Operating Income from continuing operations(1)	52,233	53,165	49,166	48,667
Income from continuing operations	11,862	10,993	12,230	671
Gain on early extinguishment of debt	—	—	3,119	1,790
Discontinued operations	(89)	2,350	—	—
Net income	11,773	13,343	12,230	671
Net income attributable to the Operating Partnership	11,709	13,274	12,169	666
Preferred dividends and distributions	(3,799)	(3,799)	(3,799)	(3,799)
Net income available to common unitholders	7,910	9,475	8,370	(3,133)
Net income available to common unitholders per unit—basic(2)	0.23	0.25	0.17	(0.08)
Net income available to common unitholders per unit—diluted(2)	0.23	0.25	0.17	(0.08)

(1)	See Note 18 for definition of Net Operating Income.
(2)	The summation of the quarterly net income available to common unitholders per unit (basic and diluted) does not equal the annual number reported on the consolidated statement of operations primarily resulting from the impact of the April 2010 and June 2009 equity offerings.
(3)	The summation of the quarterly financial data may not equal the annual number reported on the consolidated statement of operations resulting from rounding differences.

25.	Subsequent Events

On January 18, 2011, aggregate dividends, distributions, and dividend equivalents of $19.2 million were paid to common stockholders, common unitholders, and RSU holders of record on December 31, 2010.

On January 26, 2011, the Executive Compensation Committee granted 66,208 shares of restricted stock and 97,597 RSUs to the Executive Officers and other key employees under the 2006 Plan.

In January 2011, we entered into a new secured mortgage loan with a principal balance of $135 million. The mortgage debt is scheduled to mature in February 2018. The mortgage debt, which bears contractual interest at a rate

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of 4.27%, requires interest only payments for the first two years with a 30-year amortization schedule thereafter, and is secured by our 303 Second Street property in San Francisco, California.

In January 2011, we completed the acquisition of a 91,000 rentable square foot office building in San Francisco, California for a purchase price of approximately $33.0 million.

26.	Pro Forma Results of the Company (Unaudited)

The following unaudited pro forma consolidated results of operations of the Company for the year ended December 31, 2010 and 2009 assumes that the acquisitions of 303 Second Street and 100 First Street, in San Francisco, California, were completed as of January 1, 2009. Pro forma data may not be indicative of the results that would have been reported had the acquisitions actually occurred as of January 1, 2009, nor does it intend to be a projection of future results.

	Year Ended(1)
	December 31,
	2010	2009

Revenues	$326,260	$323,747
Net income available to common stockholders(2)	6,587	30,380
Net income available to common stockholders per share—basic(2)	$0.11	$0.75
Net income available to common stockholders per share—diluted(2)	$0.11	$0.75

(1)	The purchase of 303 Second Street and 100 First Street represent the two largest acquisitions and 61% of the total purchase price of the Company’s total acquisitions for the year ended December 31, 2010. The purchase price of all other acquisitions completed during the year ended December 31, 2010 were individually less than 5%, and in aggregate less than 10%, of the Company’s total assets as of December 31, 2009.
(2)	The pro forma earnings for the year ended December 31, 2010 were adjusted to exclude non-recurring, acquisition-related expenses of $0.8 million incurred in 2010 for 303 Second Street and 100 First Street. The pro forma data for the year ended December 31, 2009 were adjusted to include these charges.

The following table summarizes actual results for certain operating data, which is included and reported in our consolidated results, for the properties at 303 Second Street and 100 First Street, in San Francisco, California, from May 26, 2010 and November 10, 2010, the dates of acquisition, respectively, through December 31, 2010:

Acquisition to Date
2010
(in thousands)

Revenues	$17,506
Net income from continuing operations(1)	$4,012

(1)	Reflects the net operating income less depreciation for these properties and amortization of lease related intangibles.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

27.	Pro Forma Results of the Operating Partnership (Unaudited)

The following unaudited pro forma consolidated results of operations of the Operating Partnership for the year ended December 31, 2010 and 2009 assumes that the acquisitions of 303 Second Street and 100 First Street, in San Francisco, California, were completed as of January 1, 2009. Pro forma data may not be indicative of the results that would have been reported had the acquisitions actually occurred as of January 1, 2009, nor does it intend to be a projection of future results.

	Year Ended(1)
	December 31,
	2010	2009

Revenues	$326,260	$323,747
Net income available to common unitholders(2)	6,649	31,454
Net income available to common unitholders per unit—basic(2)	$0.11	$0.75
Net income available to common unitholders per unit—diluted(2)	$0.11	$0.75

(1)	The purchase of 303 Second Street and 100 First Street represent the two largest acquisitions and 61% of the total purchase price of the Company’s total acquisitions for the year ended December 31, 2010. The purchase price of all other acquisitions completed during the year ended December 31, 2010 were individually less than 5%, and in aggregate less than 10%, of the Company’s total assets as of December 31, 2009.
(2)	The pro forma earnings for the year ended December 31, 2010 were adjusted to exclude non-recurring, acquisition-related expenses of $0.8 million incurred in 2010 for 303 Second Street and 100 First Street. The pro forma data for the year ended December 31, 2009 were adjusted to include these charges.

The following table summarizes actual results for certain operating data, which is included and reported in our consolidated results, for the properties at 303 Second Street and 100 First Street, in San Francisco, California, from May 26, 2010 and November 10, 2010, the dates of acquisition, respectively, through December 31, 2010:

Acquisition to Date
2010
(in thousands)

Revenues	$17,506
Net income from continuing operations(1)	$4,012

(1)	Reflects the net operating income less depreciation for these properties and amortization of lease related intangibles.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2010, 2009, and 2008
(in thousands)

	Balance at	Charged to		Balance
	Beginning	Costs and		at End
	of Period	Expenses	Deductions	of Period

Allowance for Uncollectible Tenant Receivables
Year ended December 31, 2010— Allowance for uncollectible tenant receivables	$3,063	$16	$(260)	$2,819
Year ended December 31, 2009— Allowance for uncollectible tenant receivables	$3,980	$906	$(1,823)	$3,063
Year ended December 31, 2008— Allowance for uncollectible tenant receivables	$3,437	$675	$(132)	$3,980

Allowance for Unbilled Deferred Rent
Year ended December 31, 2010— Allowance for deferred rent	$6,388	$(1,079)	$(1,478)	$3,831
Year ended December 31, 2009— Allowance for deferred rent	$7,339	$(337)	$(614)	$6,388
Year ended December 31, 2008— Allowance for deferred rent	$8,034	$3,376	$(4,071)	$7,339

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2010

					Gross Amounts at Which
	Initial Cost			Costs	Carried at Close of Period					Date of
			Buildings	Capitalized		Buildings				Acquisition		Rentable
			and	Subsequent to		and				(A)/		Square
Property	Encumb-		Improve-	Acquisition/		Improve-		Accumulated	Depreciation	Construction		Feet(3)
Location	rances	Land	ments	Improvement	Land	ments	Total	Depreciation	Life(1)	(C)(2)		(unaudited)
	(in thousands)

Office Properties:
23925 Park Sorrento Calabasas, California	$15,235 (6)	$50	$2,346	$271	$50	$2,617	$2,667	$1,145	35	2001	(C)	11,789
23975 Park Sorrento Calabasas, California	(6)	765	17,720	4,545	765	22,265	23,030	9,083	35	2002	(C)	100,592
24025 Park Sorrento Calabasas, California	(6)	845	15,896	2,726	845	18,622	19,467	8,468	35	2000	(C)	102,264
26541 Agoura Road Calabasas, California		1,979	9,630	9,539	1,979	19,169	21,148	7,882	35	1997	(A)	90,156
5151 Camino Ruiz Camarillo, California		3,151	13,798	3,187	3,187	16,949	20,136	7,359	35	1997	(A)	187,861
5153 Camino Ruiz Camarillo, California		675	2,957	1,199	656	4,175	4,831	2,079	35	1997	(A)	38,655
5155 Camino Ruiz Camarillo, California		675	2,957	1,464	659	4,437	5,096	2,448	35	1997	(A)	38,856
2240 E. Imperial Highway El Segundo, California		1,044	11,763	23,438	1,075	35,170	36,245	14,871	35	1983	(C)	122,870
2250 E. Imperial Highway El Segundo, California		2,579	29,062	21,722	2,564	50,799	53,363	37,187	35	1983	(C)	293,261
2260 E. Imperial Highway El Segundo, California									35	1983	(C)		(5)
909 Sepulveda Boulevard El Segundo, California	70,344 (7)	3,577	34,042	37,307	3,577	71,349	74,926	14,959	35	2005	(C)	241,607
999 Sepulveda Boulevard El Segundo, California	(7)	1,407	34,326	9,553	1,407	43,879	45,286	10,601	35	2003	(C)	127,901
3750 Kilroy Airport Way Long Beach, California			1,941	10,163		12,104	12,104	7,684	35	1989	(C)	10,457
3760 Kilroy Airport Way Long Beach, California			17,467	7,569		25,036	25,036	17,270	35	1989	(C)	165,278
3780 Kilroy Airport Way Long Beach, California			22,319	12,827		35,146	35,146	26,517	35	1989	(C)	219,745
3800 Kilroy Airport Way Long Beach, California			19,408	15,877		35,285	35,285	15,375	35	2000	(C)	192,476
3840 Kilroy Airport Way Long Beach, California			13,586	9,919		23,505	23,505	11,189	35	1999	(C)	136,026
3880 Kilroy Airport Way Long Beach, California			9,704	1,089		10,793	10,793	4,297	35	1997	(A)	98,243
3900 Kilroy Airport Way Long Beach, California			12,615	5,823		18,438	18,438	9,051	35	1997	(A)	126,840
Kilroy Airport Center, Phase IV Long Beach, California(4)				2,088		2,088	2,088	2,088	35
12100 W. Olympic Boulevard Los Angeles, California		352	45,611	12,216	9,633	48,546	58,179	12,078	35	2003	(C)	150,167
12200 W. Olympic Boulevard Los Angeles, California		4,329	35,488	13,239	3,977	49,079	53,056	22,740	35	2000	(C)	150,302
12312 W. Olympic Boulevard Los Angeles, California		3,325	12,202	582	3,399	12,710	16,109	5,020	35	1997	(A)	78,000
1633 26th Street Santa Monica, California		2,080	6,672	1,701	2,040	8,413	10,453	4,357	35	1997	(A)	44,915
2100 Colorado Avenue Santa Monica, California		5,474	26,087	8,820	5,476	34,905	40,381	11,023	35	1997	(A)	94,844
3130 Wilshire Boulevard Santa Monica, California		8,921	6,579	9,052	9,188	15,364	24,552	7,955	35	1997	(A)	88,339
501 Santa Monica Boulevard Santa Monica, California		4,547	12,044	5,801	4,551	17,841	22,392	7,808	35	1998	(A)	73,115
2829 Townsgate Road Thousand Oaks, California		5,248	8,001	4,978	5,248	12,979	18,227	5,915	35	1997	(A)	81,067
12225 El Camino Real Del Mar, California		1,700	9,633	1,127	1,683	10,777	12,460	3,329	35	1998	(A)	60,148
12235 El Camino Real Del Mar, California		1,507	8,543	4,482	1,530	13,002	14,532	5,189	35	1998	(A)	54,673
12340 El Camino Real Del Mar, California	(7)	4,201	13,896	7,085	4,201	20,981	25,182	5,424	35	2002	(C)	87,405
12390 El Camino Real Del Mar, California	(7)	3,453	11,981	1,222	3,453	13,203	16,656	6,126	35	2000	(C)	72,332

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2010

						Gross Amounts at Which
	Initial Cost				Costs	Carried at Close of Period					Date of
				Buildings	Capitalized		Buildings				Acquisition		Rentable
				and	Subsequent to		and				(A)/		Square
Property	Encumb-			Improve-	Acquisition/		Improve-		Accumulated	Depreciation	Construction		Feet(3)
Location	rances		Land	ments	Improvement	Land	ments	Total	Depreciation	Life(1)	(C)(2)		(unaudited)
	(in thousands)

12348 High Bluff Drive Del Mar, California			1,629	3,096	3,344	1,629	6,440	8,069	3,960	35	1999	(C)	38,710
12400 High Bluff Drive Del Mar, California			15,167	40,497	10,705	15,167	51,202	66,369	12,454	35	2004	(C)	208,464
3579 Valley Centre Drive Del Mar, California	73,048	(8)	2,167	6,897	6,925	2,858	13,131	15,989	4,437	35	1999	(C)	52,375
3611 Valley Centre Drive Del Mar, California		(8)	4,184	19,352	10,845	5,259	29,122	34,381	12,607	35	2000	(C)	130,178
3661 Valley Centre Drive Del Mar, California		(8)	4,038	21,144	8,814	4,725	29,271	33,996	11,201	35	2001	(C)	129,752
3721 Valley Centre Drive Del Mar, California		(8)	4,297	18,967	5,668	4,254	24,678	28,932	6,066	35	2003	(C)	114,780
3811 Valley Centre Drive Del Mar, California	30,441	(9)	3,452	16,152	20,054	4,457	35,201	39,658	10,921	35	2000	(C)	112,067
6200 Greenwich Drive Governor Park, California			1,583	5,235	2,753	1,722	7,849	9,571	4,508	35	1999	(C)	71,000
6220 Greenwich Drive Governor Park, California			3,213	10,628	16,156	3,426	26,571	29,997	6,356	35	1997	(A)	141,214
15051 Avenue of Science I-15 Corridor, California			2,888	5,780	5,543	2,888	11,323	14,211	4,328	35	2002	(C)	70,617
15073 Avenue of Science I-15 Corridor, California			2,070	5,728	1,494	2,070	7,222	9,292	3,232	35	2002	(C)	46,759
15231 Avenue of Science I-15 Corridor, California			2,233	8,830	4,286	2,233	13,116	15,349	2,247	35	2005	(C)	65,638
15253 Avenue of Science I-15 Corridor, California			1,548	6,423	1,649	1,548	8,072	9,620	1,327	35	2005	(C)	37,437
15333 Avenue of Science I-15 Corridor, California			2,371	16,500	1,971	2,371	18,471	20,842	2,528	35	2006	(C)	78,880
15378 Avenue of Science I-15 Corridor, California			3,565	3,796	1,871	3,565	5,667	9,232	2,783	35	1998	(A)	68,910
15004 Innovation Drive I-15 Corridor, California			1,858		62,528	1,858	62,528	64,386	5,184	35	2008	(C)	150,801
15435 Innovation Drive I-15 Corridor, California			2,143	6,311	2,813	2,046	9,221	11,267	3,804	35	2000	(C)	51,500
15445 Innovation Drive I-15 Corridor, California			2,143	6,311	5,234	2,046	11,642	13,688	4,070	35	2000	(C)	51,500
13280 Evening Creek Drive South I-15 Corridor, California			3,701	8,398	2,379	3,701	10,777	14,478	979	35	2008	(C)	42,971
13290 Evening Creek Drive South I-15 Corridor, California			5,229	11,871	1,459	5,229	13,330	18,559	832	35	2008	(C)	61,176
13480 Evening Creek Drive North I-15 Corridor, California			7,997		41,756	7,997	41,756	49,753	3,589	35	2008	(C)	149,817
13500 Evening Creek Drive North I-15 Corridor, California			7,581	35,903	9,917	7,580	45,821	53,401	8,615	35	2004	(A)	147,533
13520 Evening Creek Drive North I-15 Corridor, California			7,581	35,903	11,993	7,580	47,897	55,477	9,230	35	2004	(A)	141,368
7525 Torrey Santa Fe 56 Corridor, California			2,348	28,035	4,009	2,348	32,044	34,392	4,112	35	2007	(C)	103,979
7535 Torrey Santa Fe 56 Corridor, California			2,950	33,808	5,929	2,950	39,737	42,687	5,229	35	2007	(C)	130,243
7545 Torrey Santa Fe 56 Corridor, California			2,950	33,708	8,054	2,950	41,762	44,712	5,815	35	2007	(C)	130,354
7555 Torrey Santa Fe 56 Corridor, California			2,287	24,916	3,653	2,287	28,569	30,856	3,625	35	2007	(C)	101,236
2355 Northside Drive Mission Valley, California	52,000	(11)	4,066	8,332	212	4,066	8,544	12,610	320	35	2010	(A)	50,425
2365 Northside Drive Mission Valley, California		(11)	7,359	15,257	137	7,359	15,394	22,753	376	35	2010	(A)	91,260
2375 Northside Drive Mission Valley, California		(11)	3,947	8,146	73	3,947	8,219	12,166	247	35	2010	(A)	48,949
2385 Northside Drive Mission Valley, California			2,752	14,513		2,752	14,513	17,265	425	35	2010	(A)	88,795
2305 Historic Decatur Road Point Loma, California			5,240	22,220		5,240	22,220	27,460	63	35	2010	(A)	103,900

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2010

						Gross Amounts at Which
	Initial Cost				Costs	Carried at Close of Period					Date of
				Buildings	Capitalized		Buildings				Acquisition		Rentable
				and	Subsequent to		and				(A)/		Square
Property	Encumb-			Improve-	Acquisition/		Improve-		Accumulated	Depreciation	Construction		Feet(3)
Location	rances		Land	ments	Improvement	Land	ments	Total	Depreciation	Life(1)	(C)(2)		(unaudited)
	(in thousands)

10020 Pacific Mesa Boulevard Sorrento Mesa, California			8,007	52,189	15,349	8,007	67,538	75,545	9,413	35	2007	(C)	318,000
4910 Directors Place Sorrento Mesa, California			2,240	13,039	2,149	2,240	15,188	17,428	470	35	2009	(C)	50,925
4921 Directors Place Sorrento Mesa, California			3,792	11,091	4,702	3,792	15,793	19,585	887	35	2008	(C)	55,500
4939 Directors Place Sorrento Mesa, California			2,225	12,698	4,360	2,198	17,085	19,283	5,719	35	2002	(C)	60,662
4955 Directors Place Sorrento Mesa, California			2,521	14,122	6,839	3,179	20,303	23,482	8,596	35	2000	(C)	76,246
5005 Wateridge Vista Drive Sorrento Mesa, California			2,558	5,694	(8,252)					35	1999	(C)	61,460
5010 Wateridge Vista Drive Sorrento Mesa, California			4,548	10,122	13,226	9,334	18,562	27,896	8,148	35	1999	(C)	111,318
10243 Genetic Center Drive Sorrento Mesa, California			4,632	19,549	11	4,632	19,560	24,192	6,850	35	2001	(C)	102,875
6055 Lusk Avenue Sorrento Mesa, California			3,935	8,008	5,951	3,942	13,952	17,894	4,669	35	1997	(A)	93,000
6260 Sequence Drive Sorrento Mesa, California			3,206	9,803	1,077	3,212	10,874	14,086	4,364	35	1997	(A)	130,536
6290 Sequence Drive Sorrento Mesa, California			2,403	7,349	4,907	2,407	12,252	14,659	4,499	35	1997	(A)	90,000
6310 Sequence Drive Sorrento Mesa, California			2,940	4,946	27	2,941	4,972	7,913	2,492	35	2000	(C)	62,415
6340 Sequence Drive Sorrento Mesa, California			2,434	7,302	9,964	2,464	17,236	19,700	6,619	35	1998	(A)	66,400
6350 Sequence Drive Sorrento Mesa, California			4,941	14,824	(4,796)	4,922	10,047	14,969	4,774	35	1998	(A)	132,600
10390 Pacific Center Court Sorrento Mesa, California			3,267	5,779	7,501	3,267	13,280	16,547	3,612	35	2002	(C)	68,400
10394 Pacific Center Court Sorrento Mesa, California			2,696	7,134	(901)	1,671	7,258	8,929	2,619	35	1998	(A)	59,630
10398 Pacific Center Court Sorrento Mesa, California			1,947	5,152	1,326	1,222	7,203	8,425	2,125	35	1998	(A)	43,645
10421 Pacific Center Court Sorrento Mesa, California			2,926	7,979	19,901	2,926	27,880	30,806	8,570	35	1998	(A)	79,871
10445 Pacific Center Court Sorrento Mesa, California			2,247	5,945	246	1,809	6,629	8,438	2,294	35	1998	(A)	48,709
10455 Pacific Center Court Sorrento Mesa, California			4,044	10,701	(2,436)	3,780	8,529	12,309	3,135	35	1998	(A)	90,000
10350 Barnes Canyon Sorrento Mesa, California			1,648	4,360	1,575	1,459	6,124	7,583	3,531	35	1998	(A)	38,018
10120 Pacific Heights Sorrento Mesa, California			2,397	6,341	(75)	2,111	6,552	8,663	3,301	35	1998	(A)	52,540
5717 Pacific Center Boulevard Sorrento Mesa, California			2,693	6,280	4,220	2,693	10,500	13,193	2,119	35	2001	(C)	67,995
4690 Executive Drive UTC, California		(7)	1,623	7,926	2,328	1,623	10,254	11,877	4,279	35	1999	(A)	47,212
9455 Towne Center Drive UTC, California				3,936	3,510	3,118	4,328	7,446	1,800	35	1998	(A)	45,195
9785 Towne Center Drive UTC, California			2,722	9,932	(1,076)	2,329	9,249	11,578	3,105	35	1999	(A)	75,534
9791 Towne Center Drive UTC, California			1,814	6,622	1,122	2,217	7,341	9,558	2,463	35	1999	(A)	50,466
4175 E. La Palma Avenue Anaheim, California			1,518	2,612	2,509	1,518	5,121	6,639	2,920	35	1997	(A)	43,263
8101 Kaiser Boulevard Anaheim, California			2,369	6,180	1,983	2,377	8,155	10,532	3,600	35	1997	(A)	59,790
2211 Michelson Irvine, California			9,319	82,836	49	9,319	82,885	92,204	1,583	35	2010	(A)	271,556
111 Pacifica Irvine, California			5,165	4,653	3,566	5,166	8,218	13,384	4,040	35	1997	(A)	67,496
999 Town & Country Orange, California			7,867	9,579	147	7,867	9,726	17,593	226	35	2010	(A)	98,551

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2010

						Gross Amounts at Which
	Initial Cost				Costs	Carried at Close of Period					Date of
				Buildings	Capitalized		Buildings				Acquisition		Rentable
				and	Subsequent to		and				(A)/		Square
Property	Encumb-			Improve-	Acquisition/		Improve-		Accumulated	Depreciation	Construction		Feet(3)
Location	rances		Land	ments	Improvement	Land	ments	Total	Depreciation	Life(1)	(C)(2)		(unaudited)
	(in thousands)

303 Second Street San Francisco, California			63,550	154,153	851	63,550	155,004	218,554	3,577	35	2010	(A)	734,035
100 First Street San Francisco, California			49,150	131,238	76	49,150	131,314	180,464	863	35	2010	(A)	466,490
15050 N.E. 36th Street Redmond, California			9,260	34,650		9,260	34,650	43,910	183	35	2010	(A)	122,103

TOTAL OFFICE PROPERTIES	$241,068		$417,025	$1,655,655	$614,771	$432,953	$2,254,498	$2,687,451	$579,432				10,395,208

Industrial Properties:
2031 E. Mariposa Avenue El Segundo, California			$132	$867	$3,806	$132	$4,673	$4,805	$3,892	35	1954	(C)	192,053
1000 E. Ball Road Anaheim, California			838	1,984	1,263	838	3,247	4,085	3,095	35	1956	(C) /1974(A)	100,000
1230 S. Lewis Street Anaheim, California			395	1,489	2,488	395	3,977	4,372	3,430	35	1982	(C)	57,730
1250 N. Tustin Avenue Anaheim, California			2,098	4,158	774	2,098	4,932	7,030	2,009	35	1998	(A)	84,185
3125 E. Coronado Street Anaheim, California	69,980	(10)	3,669	4,341	1,514	3,669	5,855	9,524	2,191	35	1997	(A)	144,000
3130/3150 Miraloma Anaheim, California		(10)	3,335	3,727	230	3,335	3,957	7,292	1,615	35	1997	(A)	144,000
3250 E. Carpenter Avenue Anaheim, California					2,556		2,556	2,556	1,108	35	1998	(C)	41,225
3340 E. La Palma Avenue Anaheim, California			67	1,521	6,570	67	8,091	8,158	5,837	35	1966	(C)	153,320
3355 E. La Palma Avenue Anaheim, California		(10)	1,704	3,235	2,670	1,983	5,626	7,609	3,110	35	1999	(C)	98,200
4123 E. La Palma Avenue Anaheim, California			1,690	2,604	3,008	1,690	5,612	7,302	3,093	35	1997	(A)	70,863
4155 E. La Palma Avenue Anaheim, California			1,148	2,681	1,174	1,148	3,855	5,003	1,897	35	1997	(A)	74,618
5115 E. La Palma Avenue Anaheim, California		(10)	2,462	6,675	4,804	2,464	11,477	13,941	4,781	35	1997	(A)	286,139
5325 E. Hunter Avenue Anaheim, California		(10)	1,728	3,555	940	1,728	4,495	6,223	2,123	35	1997	(A)	110,487
1145 N. Ocean Boulevard Anaheim, California		(10)	1,171	2,224	650	1,303	2,742	4,045	1,309	35	1999	(C)	65,447
1201 N. Miller Street Anaheim, California		(10)	3,620	6,875	(2,564)	2,145	5,786	7,931	3,298	35	1999	(C)	119,612
1211 N. Miller Street Anaheim, California		(10)	2,129	4,044	4,012	3,234	6,951	10,185	2,754	35	1999	(C)	200,646
1231 N. Miller Street Anaheim, California		(10)	2,023	3,842	3,007	1,984	6,888	8,872	2,037	35	1999	(C)	113,242
950 W. Central Avenue Brea, California			101	1,114	674	110	1,779	1,889	711	35	1997	(A)	24,000
1050 W. Central Avenue Brea, California			139	1,532	356	117	1,910	2,027	776	35	1997	(A)	30,000
1150 W. Central Avenue Brea, California			139	1,532	205	132	1,744	1,876	748	35	1997	(A)	30,000
895 Beacon Street Brea, California			253	2,785	113	224	2,927	3,151	1,237	35	1997	(A)	54,795
955 Beacon Street Brea, California			177	1,950	93	172	2,048	2,220	836	35	1997	(A)	37,916
1125 Beacon Street Brea, California			227	2,507	420	261	2,893	3,154	1,265	35	1997	(A)	49,178
925 Lambert Road Brea, California		(10)	1,829	3,861	1,606	1,831	5,465	7,296	2,392	35	1999	(C)	80,000
1075 Lambert Road Brea, California		(10)	1,497	3,159	1,382	1,495	4,543	6,038	1,989	35	1999	(C)	98,811
1675 MacArthur Boulevard Costa Mesa, California		(10)	2,076	2,114	452	2,076	2,566	4,642	1,008	35	1997	(A)	50,842
25902 Towne Center Drive Foothill Ranch, California		(10)	3,334	8,243	6,040	4,949	12,668	17,617	6,782	35	1998	(C)	309,685
12681/12691 Pala Drive Garden Grove, California			471	2,115	3,054	471	5,169	5,640	4,929	35	1980	(A)	84,700

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2010

						Gross Amounts at Which
	Initial Cost				Costs	Carried at Close of Period					Date of
				Buildings	Capitalized		Buildings				Acquisition		Rentable
				and	Subsequent to		and				(A)/		Square
Property	Encumb-			Improve-	Acquisition/		Improve-		Accumulated	Depreciation	Construction		Feet(3)
Location	rances		Land	ments	Improvement	Land	ments	Total	Depreciation	Life(1)	(C)(2)		(unaudited)
	(in thousands)

7421 Orangewood Avenue Garden Grove, California			612	3,967	1,725	612	5,692	6,304	2,446	35	1997	(A)	82,602
7091 Belgrave Avenue Garden Grove, California			486	3,092	329	505	3,402	3,907	1,482	35	1997	(A)	70,000
12271 Industry Street Garden Grove, California			131	833	(200)	125	639	764	256	35	1997	(A)	20,000
12311 Industry Street Garden Grove, California			168	1,070	(330)	135	773	908	337	35	1997	(A)	25,000
7261 Lampson Avenue Garden Grove, California			318	2,022	(174)	429	1,737	2,166	660	35	1997	(A)	47,092
12472 Edison Way Garden Grove, California			374	2,379	676	318	3,111	3,429	1,202	35	1997	(A)	55,576
12442 Knott Street Garden Grove, California			392	2,499	2,488	356	5,023	5,379	2,064	35	1997	(A)	58,303
2055 S.E. Main Street Irvine, California			772	2,343	596	772	2,939	3,711	1,148	35	1997	(A)	47,583
1951 E. Carnegie Avenue Santa Ana, California			1,830	3,630	1,614	1,844	5,230	7,074	2,326	35	1997	(A)	100,000
2525 Pullman Street Santa Ana, California			4,283	3,276	2,590	4,283	5,866	10,149	1,689	35	2002	(A)	103,380
14831 Franklin Avenue Tustin, California			1,112	1,065	341	1,113	1,405	2,518	730	35	1997	(A)	36,256
2911 Dow Avenue Tustin, California			1,124	2,408	800	1,124	3,208	4,332	1,187	35	1998	(A)	51,410
17150 Von Karman Irvine, California			4,848	7,342	1,741	6,713	7,218	13,931	7,218	35	1997	(A)		(12)

TOTAL INDUSTRIAL PROPERTIES	$69,980		$54,902	$120,660	$63,493	$58,380	$180,675	$239,055	$92,997				3,602,896

TOTAL OPERATIONS PROPERTIES	$311,048		$471,927	$1,776,315	$678,264	$491,333	$2,435,173	$2,926,506	$672,429				13,998,104

Undeveloped land and construction in progress(14)	$2,604	(13)	$198,121	$28,370	$63,874	$198,121	$92,244	$290,365

TOTAL ALL PROPERTIES	$313,652	(15)	$670,048	$1,804,685	$742,138	$689,454	$2,527,417	$3,216,871	$672,429				13,998,104

(1)	The initial costs of buildings are depreciated over 35 years using a straight-line method of accounting; improvements capitalized subsequent to acquisition are depreciated over the shorter of the lease term or useful life, generally ranging from one to 20 years.
(2)	Represents our date of construction or acquisition, or our predecessor, the Kilroy Group.
(3)	Includes square footage from our stabilized portfolio.
(4)	These costs represent infrastructure costs incurred in 1989. During the third quarter of 2009, we exercised our option to terminate the ground lease at Kilroy Airport Center, Phase IV in Long Beach, California. We had previously leased this land, which is adjacent to our Office Properties at Kilroy Airport Center, Long Beach, for potential future development opportunities.
(5)	Excludes 286,151 square feet in lease-up at December 31, 2010.
(6)	These properties secure a $15.2 million mortgage note.
(7)	These properties secure a $70.3 million mortgage note.
(8)	These properties secure a $73.0 million mortgage note.
(9)	This property secures a $30.4 million mortgage note.
(10)	These properties secure a $70.0 million mortgage note.
(11)	These properties secure a $52.0 million mortgage note.
(12)	We recently re-entitled this property to allow residential use; therefore the property is excluded from the stabilized portfolio. The property encompasses approximately 157,000 square feet.
(13)	Represents the principal balance of the public facility bonds (the “Bonds”), the proceeds from which were used to finance infrastructure improvements on one of our undeveloped land parcels. The Bonds are secured by property tax payments.
(14)	Includes initial cost of redevelopment building transferred to construction in progress during the year ended December 31, 2010.
(15)	Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $0.6 million as of December 31, 2010.

The aggregate gross cost of property included above for federal income tax purposes approximated $2.9 billion as of December 31, 2010.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2010

The following table reconciles the historical cost of total real estate held for investment from January 1, 2008 to December 31, 2010:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)

Total real estate held for investment, beginning of year	$2,520,083	$2,475,596	$2,370,004
Additions during period:
Acquisitions	643,776	—	—
Improvements, etc.	86,754	47,688	105,592

Total additions during period	730,530	47,688	105,592
Deductions during period:
Cost of real estate sold	(17,456)	(3,201)	—
Other(1)	(16,286)	—	—

Total deductions during period	(33,742)	(3,201)	—

Total real estate held for investment, end of year	$3,216,871	$2,520,083	$2,475,596

(1)	Related to the redevelopment property transferred to construction in progress during the year ended December 31, 2010.

The following table reconciles the accumulated depreciation from January 1, 2008 to December 31, 2010:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)

Accumulated depreciation, beginning of year	$605,976	$532,769	$463,932
Additions during period:
Depreciation of real estate	86,288	73,961	68,837

Total additions during period	86,288	73,961	68,837
Deductions during period:
Write-offs related to sale	(3,549)	(754)	—
Other(1)	(16,286)	—	—

Total deductions during period	(19,835)	(754)	—

Accumulated depreciation, end of year	$672,429	$605,976	$532,769

(1)	Related to the redevelopment property transferred to construction in progress during the year ended December 31, 2010.

EXHIBIT INDEX

Exhibit
Number		Description

3	.(i)1	Kilroy Realty Corporation Articles of Restatement(41)
3	.(i)2	Certificate of Limited Partnership of Kilroy Realty, L.P.(42)
3	.(i)3	Amendment to the Certificate of Limited Partnership of Kilroy Realty, L.P.(42)
3	.(ii).1	Second Amended and Restated Bylaws of the Registrant(31)
3	.(ii).2	Amendment No. 1 to Second Amended and Restated Bylaws(35)
4.1		Form of Certificate for Common Stock of the Registrant(1)
4.2		Registration Rights Agreement dated January 31, 1997(1)
4.3		Registration Rights Agreement dated February 6, 1998(3)
4.4		Second Amended and Restated Registration Rights Agreement dated as of March 5, 2004(2)
4.5		Registration Rights Agreement dated as of October 31, 1997(4)
4.6		Registration Rights Agreement dated as of October 6, 2000(6)
4.7		The Company is party to agreements in connection with long-term debt obligations, none of which individually exceeds ten percent of the total assets of the Company on a consolidated basis. Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Company agrees to furnish copies of these agreements to the Commission upon request
4.8		Note and Guarantee Agreement dated August 4, 2004 by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and the purchasers whose names appear in the acceptance form at the end of the Note and Guarantee Agreement(7)
4.9		Form of 5.72% Series A Guaranteed Senior Note due 2010(7)
4.10		Form of 6.45% Series B Guaranteed Senior Note due 2014(7)
4	.11†	Kilroy Realty 2006 Incentive Award Plan(24)
4	.12†	Amendment to Kilroy Realty 2006 Incentive Award Plan(26)
4	.13†	Second Amendment to Kilroy Realty 2006 Incentive Award Plan(30)
4	.14†	Third Amendment to Kilroy Realty 2006 Incentive Award Plan(35)
4	.15†	Form of Restricted Stock Award Agreement(25)
4.16		Indenture, dated as of April 2, 2007, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, including the form of 3.250% Exchangeable Senior Notes due 2012(28)
4.17		Registration Rights Agreement, dated April 2, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation, and J.P. Morgan Securities Inc., Banc of America Securities LLC and Lehman Brothers Inc.(28)
4.18		Indenture, dated as of November 20, 2009, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, including the form of 4.250% Exchangeable Senior Notes due 2014 and the form of related guarantee(39)
4.19		Registration Rights Agreement, dated November 20, 2009, among Kilroy Realty, L.P., Kilroy Realty Corporation, J.P. Morgan Securities Inc., and Merrill Lynch, Pierce, Fermer & Smith Incorporated(39)
4.20		Form of Certificate for Partnership Units of Kilroy Realty, L.P.(42)
4.21		Indenture, dated May 24, 2010, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, including the form of 6.625% Senior Notes due 2020 and the form of the related guarantee(43)
4.22		Registration Rights Agreement, dated May 24, 2010, among Kilroy Realty, L.P., Kilroy Realty Corporation, J.P. Morgan Securities Inc., Banc of America Securities LLC and Barclays Capital Inc.(43)
4	.23†	Fourth Amendment to Kilroy Realty 2006 Incentive Award Plan(44)
4.24		Indenture, dated November 3, 2010, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, including the form of 5.000% Senior Notes due 2015 and the form of related guarantee(45)

Exhibit
Number		Description

10.1		Fifth Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P. dated as of March 5, 2004(2)
10.2		First Amendment to Fifth Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P., dated as of December 7, 2004(8)
10.3		Second Amendment to Fifth Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P., dated as of October 2, 2008(34)
10.4		Third Amendment to Fifth Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P. (36)
10.5		Omnibus Agreement dated as of October 30, 1996 by and among Kilroy Realty, L.P. and the parties named therein(1)
10.6		Supplemental Representations, Warranties and Indemnity Agreement by and among Kilroy Realty, L.P. and the parties named therein(1)
10.7		Pledge Agreement by and among Kilroy Realty, L.P., John B. Kilroy, Sr., John B. Kilroy, Jr. and Kilroy Industries(1)
10	.8†	1997 Stock Option and Incentive Plan of the Registrant and Kilroy Realty, L.P.(1)
10.9		Lease Agreement dated January 24, 1989 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase I(9)
10.10		First Amendment to Lease Agreement dated December 28, 1990 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase I(9)
10.11		Lease Agreement dated July 17, 1985 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III(10)
10.12		Lease Agreement dated April 21, 1988 by and between Kilroy Long Beach Associates and the Board of Water Commissioners of the City of Long Beach, acting for and on behalf of the City of Long Beach, for Long Beach Phase IV(10)
10.13		Lease Agreement dated December 30, 1988 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase II(10)
10.14		First Amendment to Lease dated January 24, 1989 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III(10)
10.15		Second Amendment to Lease Agreement dated December 28, 1990 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III(10)
10.16		First Amendment to Lease Agreement dated December 28, 1990 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase II(10)
10.17		Third Amendment to Lease Agreement dated October 10, 1994 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III(10)
10.18		Development Agreement by and between Kilroy Long Beach Associates and the City of Long Beach(10)
10.19		Amendment No. 1 to Development Agreement by and between Kilroy Long Beach Associates and the City of Long Beach(10)
10.20		Property Management Agreement between Kilroy Realty Finance Partnership, L.P. and Kilroy Realty, L.P.(11)
10.21		Form of Environmental Indemnity Agreement(11)
10.22		Option Agreement by and between Kilroy Realty, L.P. and Kilroy Airport Imperial Co.(12)
10.23		Option Agreement by and between Kilroy Realty, L.P. and Kilroy Calabasas Associates(12)
10	.24†	Noncompetition Agreement by and between the Registrant and John B. Kilroy, Sr.(1)
10	.25†	Noncompetition Agreement by and between the Registrant and John B. Kilroy, Jr.(1)
10.26		License Agreement by and among the Registrant and the other persons named therein(12)
10.27		Purchase and Sale Agreement and Joint Escrow Instructions dated April 30, 1997 by and between Mission Land Company, Mission-Vacaville, L.P. and Kilroy Realty, L.P.(13)

Exhibit
Number	Description

10.28	Agreement of Purchase and Sale and Joint Escrow Instructions dated April 30, 1997 by and between Camarillo Partners and Kilroy Realty, L.P.(13)
10.29	Purchase and Sale Agreement and Escrow Instructions dated May 5, 1997 by and between Kilroy Realty L.P. and Pullman Carnegie Associates(14)
10.30	Amendment to Purchase and Sale Agreement and Escrow Instructions dated June 27, 1997 by and between Pullman Carnegie Associates and Kilroy Realty, L.P.(14)
10.31	Purchase and Sale Agreement, Contribution Agreement and Joint Escrow Instructions dated May 12, 1997 by and between Shidler West Acquisition Company, LLC and Kilroy Realty, L.P.(15)
10.32	First Amendment to Purchase and Sale Agreement, Contribution Agreement and Joint Escrow Instructions dated June 6, 1997 by and between Shidler West Acquisition Company, L.L.C. and Kilroy Realty, L.P.(15)
10.33	Second Amendment to Purchase and Sale Agreement, Contribution Agreement and Joint Escrow Instructions dated June 12, 1997 by and between Shidler West Acquisition Company, LLC and Kilroy Realty, L.P.(15)
10.34	Agreement of Purchase and Sale and Joint Escrow Instructions dated June 12, 1997 by and between Mazda Motor of America, Inc. and Kilroy Realty, L.P.(14)
10.35	First Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated June 30, 1997 by and between Mazda Motor of America, Inc. and Kilroy Realty, L.P.(14)
10.36	Agreement for Purchase and Sale of 2100 Colorado Avenue, Santa Monica, California dated June 16, 1997 by and between Santa Monica Number Seven Associates L.P. and Kilroy Realty, L.P.(14)
10.37	Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners(16)
10.38	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated August 22, 1997(16)
10.39	Second Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 5, 1997(16)
10.40	Third Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 19, 1997(16)
10.41	Fourth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 22, 1997(16)
10.42	Fifth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 23, 1997(16)
10.43	Sixth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1998 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 25, 1997(16)
10.44	Seventh Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 29, 1997(16)
10.45	Eighth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated October 2, 1997(16)
10.46	Ninth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated October 24, 1997(16)
10.47	Contribution Agreement dated October 21, 1997 by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and The Allen Group and the Allens(17)
10.48	Purchase and Sale Agreement and Escrow Instructions dated December 11, 1997 by and between Kilroy Realty, L.P. and Swede-Cal Properties, Inc., Viking Investors of Southern California, L.P. and Viking Investors of Southern California II, L.P.(18)
10.49	Amendment to the Contribution Agreement dated October 14, 1998 by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and The Allen Group and the Allens dated October 21, 1997(19)
10.50	Secured Promissory Notes and Deeds of Trusts Aggregating $80.0 Million payable to Metropolitan Life Insurance Company dated January 10, 2002(20)

Exhibit
Number		Description

10.51		Secured Promissory Notes and Deeds of Trust Aggregating $115 million payable to Teachers Insurance and Annuity Association of America(21)
10.52		Fourth Amended and Restated Revolving Credit Agreement dated October 22, 2004(22)
10.53		Fourth Amended and Restated Guaranty of Payment dated October 22, 2004(22)
10.54		Amendment No. 1 to Fourth Amended and Restated Credit Agreement dated June 30, 2005(38)
10.55		Amendment No. 2 to Fourth Amended and Restated Credit Agreement dated April 26, 2006(23)
10.56		Amendment No. 3 to Fourth Amended and Restated Credit Agreement(37)
10	.57†	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and John B. Kilroy, Jr. effective as of January 1, 2007(27)
10	.58†	Addendum No. 1 to Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and John B. Kilroy, Jr. effective as of February 12, 2008(40)
10	.59†	Amendment No. 2 to Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and John B. Kilroy, Jr. effective as of December 31, 2009(40)
10	.60†	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Jeffrey C. Hawken effective as of January 1, 2007(27)
10	.61†	Amendment No. 1 to Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Jeffrey C. Hawken effective as of December 31, 2009(40)
10	.62†	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Richard E. Moran Jr. effective as of January 1, 2007(27)
10	.63†	Amendment No. 1 to Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Richard E. Moran Jr. effective as of December 31, 2009(40)
10.64		Letter confirmation dated March 27, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation and JPMorgan Chase Bank, National Association, London Branch(28)
10.65		Letter confirmation dated March 27, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation and Bank of America, N. A.(28)
10.66		Letter confirmation dated March 27, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation and Lehman Brothers OTC Derivatives Inc.(28)
10.67		Amendment to letter confirmation dated April 4, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation and JPMorgan Chase Bank, National Association, London Branch(29)
10.68		Amendment to letter confirmation dated April 4, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation and Bank of America, N. A.(29)
10.69		Amendment to letter confirmation dated April 4, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation and Lehman Brothers OTC Derivatives Inc.(29)
10	.70†	Kilroy Realty Corporation 2007 Deferred Compensation Plan(32)
10	.71†	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Steven R. Scott effective as of January 1, 2007(32)
10	.72†	Amendment No. 1 to Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Steven R. Scott effective as of December 31, 2009(40)
10	.73†	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Tyler H. Rose effective as of January 1, 2007(32)
10	.74†	Amendment No. 1 to Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Tyler H. Rose effective as of December 31, 2009(40)
10	.75†	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Heidi Roth effective as of January 1, 2007(32)
10	.76†	Amendment No. 1 to Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Heidi Roth effective as of December 31, 2009(40)
10	.77†	Kilroy Realty Corporation Stock Award Deferral Program(33)

Exhibit
Number		Description

10.78		Letter confirmation dated November 16, 2009, among Kilroy Realty, L.P., Kilroy Realty Corporation and JPMorgan Chase Bank, National Association, London Branch(39)
10.79		Letter confirmation dated November 16, 2009, among Kilroy Realty, L.P., Kilroy Realty Corporation and Bank of America, N. A.(39)
10.80		Letter confirmation dated November 20, 2009, among Kilroy Realty, L.P., Kilroy Realty Corporation and JPMorgan Chase Bank, National Association, London Branch(39)
10.81		Letter confirmation dated November 20, 2009, among Kilroy Realty, L.P., Kilroy Realty Corporation and Bank of America, N. A.(39)
10	.82†	Form of Indemnification Agreement of Kilroy Realty Corporation with certain officers and directors(41)
10	.83†	Separation Agreement and Release dated December 16, 2009 by and between Richard E. Moran Jr., Kilroy Realty, L.P. and Kilroy Realty Corporation(41)
10.84		Deed of Trust and Security Agreement dated January 26, 2010 between Kilroy Realty, L.P. and The Northwestern Mutual Life Insurance Company; related Promissory Note dated January 26, 2010 for $71 million payable to The Northwestern Mutual Life Insurance Company; and related Guarantee of Recourse Obligations dated January 26, 2010 by Kilroy Realty Corporation(41)
10.85		Agreement of Purchase and Sale and Joint Escrow Instructions dated April 12, 2010 by and between Kilroy Realty, L.P, a Delaware limited partnership, and MEPT 303 Second Street LLC, a Delaware limited liability company(46)
10.86		First Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated May 21, 2010 by and between Kilroy Realty, L.P, a Delaware limited partnership, and MEPT 303 Second Street LLC, a Delaware limited liability company(46)
10.87		Revolving Credit Agreement dated August 10, 2010(47)
10.88		Guaranty of Payment dated August 10, 2010(47)
10.89		Promissory Note dated January 12, 2011, executed by Kilroy Realty 303, LLC(48)
10.90		Deed of Trust, Security Agreement and Fixture Filing dated January 12, 2011, executed by Kilroy Realty 303, LLC(48)
10.91		Guaranty dated January 12, 2011, executed by Kilroy Realty, L.P.(48)
10.92		Unsecured Indemnity Agreement dated January 12, 2011, executed by Kilroy Realty 303, LLC(48)
12	.1*	Statement of Computation of Consolidated Ratio of Earnings of Kilroy Realty Corporation
12	.2*	Statement of Computation of Consolidated Ratio of Earnings of Kilroy Realty, L.P.
21	.1*	List of Subsidiaries of Kilroy Realty Corporation
21	.2*	List of Subsidiaries of Kilroy Realty, L.P.
23	.1*	Consent of Deloitte & Touche LLP for Kilroy Realty Corporation
23	.2*	Consent of Deloitte & Touche LLP for Kilroy Realty, L.P.
24	.1*	Power of Attorney (included on the signature pages of this Form 10-K)
31	.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty Corporation
31	.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty Corporation
31	.3*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty, L.P.
31	.4*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty, L.P.
32	.1*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty Corporation
32	.2*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty Corporation
32	.3*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty, L.P.

Exhibit
Number		Description

32	.4*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty, L.P.
101.1		The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the year ended December 31, 2010, formatted in XBRL (extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Equity and (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.(5)

*	Filed herewith
†	Management contract or compensatory plan or arrangement.
(1)	Previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553).
(2)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2003.
(3)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 11, 1998.
(4)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K/A as filed with the Securities and Exchange Commission on December 19, 1997.
(5)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.
(6)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2000.
(7)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on August 11, 2004.
(8)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 9, 2004.
(9)	Previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 2 to Form S-11 (No. 333-15553).
(10)	Previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Form S-ll (No. 333-15553).
(11)	Previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 5 to Form S-11 (No. 333-15553).
(12)	Previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 4 to Form S-11 (No. 333-15553).
(13)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on June 6, 1997.
(14)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 15, 1997.
(15)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 3, 1997.
(16)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended September 30, 1997.
(17)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 21, 1997.
(18)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 29, 1997.
(19)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended September 30, 1998.
(20)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2001.
(21)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2004.
(22)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on October 28, 2004.
(23)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2006.
(24)	Previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 2006.
(25)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 8, 2007.
(26)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2006.
(27)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on March 22, 2007.
(28)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on April 5, 2007.
(29)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on April 11, 2007.
(30)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2007.

(31)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2008.
(32)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2007.
(33)	Previously filed by Kilroy Realty Corporation as an exhibit to Form 8-K as filed with the Securities and Exchange Commission on January 2, 2008.
(34)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended September 30, 2008.
(35)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 27, 2009.
(36)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2009.
(37)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 23, 2009.
(38)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2005.
(39)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 25, 2009.
(40)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2008.
(41)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2009.
(42)	Previously filed by Kilroy Realty, L.P. as an exhibit to the General Form for Registration of Securities on Form 10 as filed with the Securities and Exchange Commission on August 18, 2010.
(43)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 25, 2010.
(44)	Previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on June 11, 2010.
(45)	Previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 4, 2010.
(46)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 27, 2010.
(47)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on August 11, 2010.
(48)	Previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 13, 2011.