Form 10-Q
period 2011-03-31
KILROY REALTY CORP; Kilroy Realty, L.P.
filed 2011-05-03
CIK 1025996, 1493976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR
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

Kilroy Realty Corporation  Yes ☐     No ☑

Kilroy Realty, L.P.  Yes ☐     No ☑

As of May 2, 2011, 58,456,893 shares of Kilroy Realty Corporation common stock, par value $.01 per share, were outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2011 of Kilroy Realty Corporation and Kilroy Realty, L.P. Unless stated otherwise or the context otherwise requires, references to “Kilroy Realty Corporation” or the “Company” mean Kilroy Realty Corporation, a Maryland corporation, and its controlled and consolidated subsidiaries, and references to “Kilroy Realty, L.P.” or the “Operating Partnership” mean Kilroy Realty, L.P., a Delaware limited partnership, and its controlled and consolidated subsidiaries. The terms “the Company,” “we,” “our,” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

The Company is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of March 31, 2011, the Company owned an approximate 96.8% common general partnership interest in the Operating Partnership. The remaining approximate 3.2% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of the Company. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control and can cause it to enter into certain major transactions including acquisitions, dispositions, and refinancings and cause changes in its line of business, capital structure, and distribution policies.

There are a few differences between the Company and the Operating Partnership which are reflected in the disclosures in this Form 10-Q. We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how the Company and the Operating Partnership operate as an interrelated, consolidated company. The Company is a REIT, whose only material asset is its ownership of partnership interests of the Operating Partnership. As a result, the Company does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. The Company itself is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The Operating Partnership owns substantially all the assets of the Company either directly or through its subsidiaries, conducts the operations of the Company’s business and is structured as a limited partnership with no publicly traded equity. Except for net proceeds from equity issuances by the Company, which the Company is required to contribute to the Operating Partnership in exchange for partnership units, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness or through the issuance of partnership units.

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

We believe combining the quarterly reports on Form 10-Q of the Company and the Operating Partnership into this single report results in the following benefits:

•	Combined reports better reflect how management and the analyst community view the business as a single operating unit;

•	Combined reports enhance investors’ understanding of the Company and the Operating Partnership by enabling them to view the business as a whole and in the same manner as management;

•	Combined reports are more efficient for the Company and the Operating Partnership and result in savings in time, effort and expense; and

•	Combined reports are more efficient for investors by reducing duplicative disclosure and providing a single document for their review.

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	consolidated financial statements;

•	the following notes to the consolidated financial statements:

•	Secured and Unsecured Debt of the Operating Partnership;

•	Noncontrolling Interests on the Company’s Consolidated Financial Statements;

•	Partners’ Capital of the Operating Partnership;

•	Net Income Available to Common Stockholders per Share of the Company; and

•	Net Income Available to Common Unitholders per Unit of the Operating Partnership.

This report also includes separate sections under Item 4. Controls and Procedures and separate Exhibit 31 and Exhibit 32 certifications for each of the Company and the Operating Partnership to establish that the Chief Executive Officer and the Chief Financial Officer of each entity have made the requisite certifications and that the Company and Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and 18 U.S.C. § 1350.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

QUARTERLY REPORT FOR THE THREE MONTHS ENDED MARCH 31, 2011

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS OF KILROY REALTY CORPORATION

KILROY REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2011	2010
	(unaudited)

ASSETS
REAL ESTATE ASSETS:
Land and improvements (Note 2)	$498,963	$491,333
Buildings and improvements (Note 2)	2,470,989	2,435,173
Undeveloped land and construction in progress	296,245	290,365

Total real estate held for investment	3,266,197	3,216,871
Accumulated depreciation and amortization	(695,548)	(672,429)

Total real estate assets, net	2,570,649	2,544,442
CASH AND CASH EQUIVALENTS	6,708	14,840
RESTRICTED CASH	1,899	1,461
MARKETABLE SECURITIES (Note 9)	5,425	4,902
CURRENT RECEIVABLES, NET (Note 4)	4,816	6,258
DEFERRED RENT RECEIVABLES, NET (Note 4)	93,392	89,052
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Notes 2 and 3)	129,578	131,066
DEFERRED FINANCING COSTS, NET	15,742	16,447
PREPAID EXPENSES AND OTHER ASSETS, NET	13,724	8,097

TOTAL ASSETS	$2,841,933	$2,816,565

LIABILITIES, NONCONTROLLING INTEREST AND EQUITY
LIABILITIES:
Secured debt, net (Notes 5 and 9)	$446,539	$313,009
Exchangeable senior notes, net (Notes 5 and 9)	301,652	299,964
Unsecured senior notes, net (Notes 5 and 9)	655,866	655,803
Unsecured line of credit (Notes 5 and 9)	57,000	159,000
Accounts payable, accrued expenses and other liabilities	78,847	68,525
Accrued distributions (Note 13)	20,443	20,385
Deferred revenue and acquisition-related intangible liabilities, net (Note 3)	78,992	79,322
Rents received in advance and tenant security deposits	26,433	29,189

Total liabilities	1,665,772	1,625,197

COMMITMENTS AND CONTINGENCIES

NONCONTROLLING INTEREST (Note 6):
7.45% Series A Cumulative Redeemable Preferred units of the Operating Partnership	73,638	73,638

EQUITY:
Stockholders’ Equity (Note 13):
Preferred stock, $.01 par value, 30,000,000 shares authorized:
7.45% Series A Cumulative Redeemable Preferred stock, $.01 par value, 1,500,000 shares authorized, none issued and outstanding	—	—
7.80% Series E Cumulative Redeemable Preferred stock, $.01 par value, 1,610,000 shares authorized, issued and outstanding ($40,250 liquidation preference)	38,425	38,425
7.50% Series F Cumulative Redeemable Preferred stock, $.01 par value, 3,450,000 shares authorized, issued and outstanding ($86,250 liquidation preference)	83,157	83,157
Common stock, $.01 par value, 150,000,000 shares authorized, 52,419,393 and 52,349,670 shares issued and outstanding, respectively	524	523
Additional paid-in capital	1,214,463	1,211,498
Distributions in excess of earnings	(264,848)	(247,252)

Total stockholders’ equity	1,071,721	1,086,351
Noncontrolling interest:
Common units of the Operating Partnership (Note 6)	30,802	31,379

Total equity	1,102,523	1,117,730

TOTAL LIABILITIES, NONCONTROLLING INTEREST AND EQUITY	$2,841,933	$2,816,565

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2011	2010

REVENUES:
Rental income	$80,290	$60,656
Tenant reimbursements	6,422	5,718
Other property income	1,413	445

Total revenues	88,125	66,819

EXPENSES:
Property expenses	17,689	12,020
Real estate taxes	8,169	6,036
Provision for bad debts	26	26
Ground leases	339	(58)
General and administrative expenses	6,560	7,095
Acquisition-related expenses	472	313
Depreciation and amortization	29,311	20,938

Total expenses	62,566	46,370

OTHER (EXPENSES) INCOME:
Interest income and other net investment gains (Note 9)	184	384
Interest expense (Note 5)	(20,876)	(11,956)

Total other (expenses) income	(20,692)	(11,572)
NET INCOME	4,867	8,877
Net income attributable to noncontrolling common units of the Operating Partnership	(34)	(192)

NET INCOME ATTRIBUTABLE TO KILROY REALTY CORPORATION	4,833	8,685
PREFERRED DISTRIBUTIONS AND DIVIDENDS:
Distributions to noncontrolling cumulative redeemable preferred units of the Operating Partnership	(1,397)	(1,397)
Preferred dividends	(2,402)	(2,402)

Total preferred distributions and dividends	(3,799)	(3,799)

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$1,034	$4,886

Net income available to common stockholders per share-basic (Note 11)	$0.01	$0.11

Net income available to common stockholders per share-diluted (Note 11)	$0.01	$0.11

Weighted average common shares outstanding-basic (Note 11)	52,302,075	43,012,100

Weighted average common shares outstanding-diluted (Note 11)	52,572,956	43,014,532

Dividends declared per common share	$0.35	$0.35

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands, except share and per share data)

							Noncontrol-
							ling Interests
		Common Stock				Total	– Common
				Additional	Distributions	Stock-	Units of the
	Preferred	Number of	Common	Paid-in	in Excess of	holders’	Operating	Total
	Stock	Shares	Stock	Capital	Earnings	Equity	Partnership	Equity

BALANCE AS OF DECEMBER 31, 2009	$121,582	43,148,762	$431	$913,657	$(180,722)	$854,948	$28,890	$883,838
Net income					8,685	8,685	192	8,877
Issuance of share-based compensation awards				1,391		1,391		1,391
Noncash amortization of share-based compensation				1,720		1,720		1,720
Exercise of stock options		4,000		83		83		83
Repurchase of common stock and restricted stock units		(59,782)		(2,121)		(2,121)		(2,121)
Adjustment for noncontrolling interest				36		36	(36)	—
Preferred distributions and dividends					(3,799)	(3,799)		(3,799)
Dividends declared per common share and common unit ($0.35 per share/unit)					(15,354)	(15,354)	(603)	(15,957)

BALANCE AS OF MARCH 31, 2010	$121,582	43,092,980	$431	$914,766	$(191,190)	$845,589	$28,443	$874,032

							Noncontrol-
							ling Interests
		Common Stock				Total	– Common
				Additional	Distributions	Stock-	Units of the
	Preferred	Number of	Common	Paid-in	in Excess of	holders’	Operating	Total
	Stock	Shares	Stock	Capital	Earnings	Equity	Partnership	Equity

BALANCE AS OF DECEMBER 31, 2010	$121,582	52,349,670	$523	$1,211,498	$(247,252)	$1,086,351	$31,379	$1,117,730
Net income					4,833	4,833	34	4,867
Issuance of share-based compensation awards (Note 8)		66,208	1	1,874		1,875		1,875
Noncash amortization of share-based compensation				1,420		1,420		1,420
Exercise of stock options		15,000		395		395		395
Repurchase of common stock and restricted stock units (Note 8)		(11,485)		(732)		(732)		(732)
Adjustment for noncontrolling interest				8		8	(8)	—
Preferred distributions and dividends					(3,799)	(3,799)		(3,799)
Dividends declared per common share and common unit ($0.35 per share/unit)					(18,630)	(18,630)	(603)	(19,233)

BALANCE AS OF MARCH 31, 2011	$121,582	52,419,393	$524	$1,214,463	$(264,848)	$1,071,721	$30,802	$1,102,523

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,867	$8,877
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of building and improvements and leasing costs	29,059	20,728
Increase in provision for bad debts	26	26
Depreciation of furniture, fixtures and equipment	252	210
Noncash amortization of share-based compensation awards	1,106	1,706
Noncash amortization of deferred financing costs and debt discounts	3,450	2,924
Noncash amortization of above/(below) market rents (Note 3)	653	(28)
Noncash amortization of deferred revenue related to tenant-funded tenant improvements	(2,326)	(2,352)
Changes in operating assets and liabilities:
Marketable securities	(523)	(774)
Current receivables	1,416	297
Deferred rent receivables	(4,340)	(2,014)
Other deferred leasing costs	197	(1,776)
Prepaid expenses and other assets	(2,906)	(3,068)
Accounts payable, accrued expenses and other liabilities	15,923	3,375
Deferred revenue	(301)	13
Rents received in advance and tenant security deposits	(2,756)	5,424

Net cash provided by operating activities	43,797	33,568

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for acquisition of operating properties (Note 2)	(33,000)	(17,950)
Expenditures for operating properties	(15,985)	(14,217)
Expenditures for development and redevelopment properties and undeveloped land	(6,714)	(4,362)
Increase in escrow deposits	(5,000)	(3,000)
(Increase) decrease in restricted cash	(438)	2,027
Receipt of principal payments on note receivable	—	38

Net cash used in investing activities	(61,137)	(37,464)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on unsecured line of credit	42,000	63,000
Repayments on unsecured line of credit	(144,000)	(10,000)
Principal payments on secured debt	(1,598)	(98,560)
Proceeds from issuance of secured debt (Note 5)	135,000	71,000
Financing costs	(1,160)	(569)
Decrease in loan deposits	2,027	1,420
Repurchase of common stock and restricted stock units	(732)	(2,121)
Proceeds from exercise of stock options	395	83
Dividends and distributions paid to common stockholders and common unitholders	(18,925)	(15,705)
Dividends and distributions paid to preferred stockholders and preferred unitholders	(3,799)	(3,799)

Net cash provided by financing activities	9,208	4,749

Net (decrease) increase in cash and cash equivalents	(8,132)	853
Cash and cash equivalents, beginning of period	14,840	9,883

Cash and cash equivalents, end of period	$6,708	$10,736

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $1,620 and $1,902 as of March 31, 2011 and 2010, respectively	$6,965	$6,980

NONCASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$4,753	$8,714

Tenant improvements funded directly by tenants to third parties	$2,800	$657

NONCASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders	$18,950	$15,686

Accrual of dividends and distributions payable to preferred stockholders and preferred unitholders	$1,909	$1,909

Issuance of share-based compensation awards (Note 8)	$6,432	$4,647

See accompanying notes to consolidated financial statements.

ITEM 1:	FINANCIAL STATEMENTS OF KILROY REALTY, L.P.

KILROY REALTY, L.P.

CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	March 31,	December 31,
	2011	2010
	(unaudited)

ASSETS
REAL ESTATE ASSETS:
Land and improvements (Note 2)	$498,963	$491,333
Buildings and improvements (Note 2)	2,470,989	2,435,173
Undeveloped land and construction in progress	296,245	290,365

Total real estate held for investment	3,266,197	3,216,871
Accumulated depreciation and amortization	(695,548)	(672,429)

Total real estate assets, net	2,570,649	2,544,442
CASH AND CASH EQUIVALENTS	6,708	14,840
RESTRICTED CASH	1,899	1,461
MARKETABLE SECURITIES (Note 9)	5,425	4,902
CURRENT RECEIVABLES, NET (Note 4)	4,816	6,258
DEFERRED RENT RECEIVABLES, NET (Note 4)	93,392	89,052
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Notes 2 and 3)	129,578	131,066
DEFERRED FINANCING COSTS, NET	15,742	16,447
PREPAID EXPENSES AND OTHER ASSETS, NET	13,724	8,097

TOTAL ASSETS	$2,841,933	$2,816,565

LIABILITIES AND CAPITAL
LIABILITIES:
Secured debt, net (Notes 5 and 9)	$446,539	$313,009
Exchangeable senior notes, net (Notes 5 and 9)	301,652	299,964
Unsecured senior notes, net (Notes 5 and 9)	655,866	655,803
Unsecured line of credit (Notes 5 and 9)	57,000	159,000
Accounts payable, accrued expenses and other liabilities	78,847	68,525
Accrued distributions (Note 13)	20,443	20,385
Deferred revenue and acquisition-related intangible liabilities, net (Note 3)	78,992	79,322
Rents received in advance and tenant security deposits	26,433	29,189

Total liabilities	1,665,772	1,625,197

COMMITMENTS AND CONTINGENCIES
7.45% SERIES A CUMULATIVE REDEEMABLE PREFERRED UNITS	73,638	73,638
CAPITAL:
Partners’ Capital (Note 7):
7.80% Series E Cumulative Redeemable Preferred units, 1,610,000 units issued and outstanding ($40,250 liquidation preference)	38,425	38,425
7.50% Series F Cumulative Redeemable Preferred units, 3,450,000 units issued and outstanding ($86,250 liquidation preference)	83,157	83,157
Common units, 52,419,393 and 52,349,670 held by the general partner and 1,723,131 and 1,723,131 held by common limited partners issued and outstanding, respectively	979,271	994,511

Total Partners’ Capital	1,100,853	1,116,093
Noncontrolling interests in consolidated subsidiaries	1,670	1,637

Total capital	1,102,523	1,117,730

TOTAL LIABILITIES, NONCONTROLLING INTEREST AND CAPITAL	$2,841,933	$2,816,565

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2011	2010

REVENUES:
Rental income	$80,290	60,656
Tenant reimbursements	6,422	5,718
Other property income	1,413	445

Total revenues	88,125	66,819

EXPENSES:
Property expenses	17,689	12,020
Real estate taxes	8,169	6,036
Provision for bad debts	26	26
Ground leases	339	(58)
General and administrative expenses	6,560	7,095
Acquisition-related expenses	472	313
Depreciation and amortization	29,311	20,938

Total expenses	62,566	46,370

OTHER (EXPENSES) INCOME:
Interest income and other net investment gains (Note 9)	184	384
Interest expense (Note 5)	(20,876)	(11,956)

Total other (expenses) income	(20,692)	(11,572)

NET INCOME	4,867	8,877
Net income attributable to noncontrolling interests in consolidated subsidiaries	(34)	(45)

NET INCOME ATTRIBUTABLE TO KILROY REALTY, L.P.	4,833	8,832
PREFERRED DISTRIBUTIONS	(3,799)	(3,799)

NET INCOME AVAILABLE TO COMMON UNITHOLDERS	$1,034	$5,033

Net income available to common unitholders per unit-basic (Note 12)	$0.01	$0.11

Net income available to common unitholders per unit-diluted (Note 12)	$0.01	$0.11

Weighted average common units outstanding-basic (Note 12)	54,025,206	44,735,231

Weighted average common units outstanding-diluted (Note 12)	54,296,087	44,737,663

Distributions declared per common unit	$0.35	$0.35

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.

CONSOLIDATED STATEMENTS OF CAPITAL
(unaudited, in thousands, except unit and per unit data)

	Partners’				Noncontrolling
	Capital				Interests
		Number of		Total	in
	Preferred	Common	Common	Partners’	Consolidated	Total
	Units	Units	Units	Capital	Subsidiaries	Capital

BALANCE AS OF DECEMBER 31, 2009	$121,582	44,871,893	$760,756	$882,338	$1,500	$883,838
Net income			8,832	8,832	45	8,877
Issuance of share-based compensation awards			1,391	1,391		1,391
Noncash amortization of share-based compensation			1,720	1,720		1,720
Exercise of stock options		4,000	83	83		83
Repurchase of common units and restricted stock units		(59,782)	(2,121)	(2,121)		(2,121)
Other			20	20	(20)	—
Preferred distributions			(3,799)	(3,799)		(3,799)
Distributions declared per common unit ($0.35 per unit)			(15,957)	(15,957)		(15,957)

BALANCE AS OF MARCH 31, 2010	$121,582	44,816,111	$750,925	$872,507	$1,525	$874,032

	Partners’				Noncontrolling
	Capital				Interests
		Number of		Total	in
	Preferred	Common	Common	Partners’	Consolidated	Total
	Units	Units	Units	Capital	Subsidiaries	Capital

BALANCE AS OF DECEMBER 31, 2010	$121,582	54,072,801	$994,511	$1,116,093	$1,637	$1,117,730
Net income			4,833	4,833	34	4,867
Issuance of share-based compensation awards (Note 8)		66,208	1,875	1,875		1,875
Noncash amortization of share-based compensation			1,420	1,420		1,420
Exercise of stock options		15,000	395	395		395
Repurchase of common units and restricted stock units (Note 8)		(11,485)	(732)	(732)		(732)
Other			1	1	(1)	—
Preferred distributions			(3,799)	(3,799)		(3,799)
Distributions declared per common unit ($0.35 per unit)			(19,233)	$(19,233)		(19,233)

BALANCE AS OF MARCH 31, 2011	$121,582	54,142,524	$979,271	$1,100,853	$1,670	$1,102,523

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,867	$8,877
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of building and improvements and leasing costs	29,059	20,728
Increase in provision for bad debts	26	26
Depreciation of furniture, fixtures and equipment	252	210
Noncash amortization of share-based compensation awards	1,106	1,706
Noncash amortization of deferred financing costs and debt discounts	3,450	2,924
Noncash amortization of above/(below) market rents (Note 3)	653	(28)
Noncash amortization of deferred revenue related to tenant-funded tenant improvements	(2,326)	(2,352)
Changes in operating assets and liabilities:
Marketable securities	(523)	(774)
Current receivables	1,416	297
Deferred rent receivables	(4,340)	(2,014)
Other deferred leasing costs	197	(1,776)
Prepaid expenses and other assets	(2,906)	(3,068)
Accounts payable, accrued expenses and other liabilities	15,923	3,375
Deferred revenue	(301)	13
Rents received in advance and tenant security deposits	(2,756)	5,424

Net cash provided by operating activities	43,797	33,568

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for acquisition of operating properties (Note 2)	(33,000)	(17,950)
Expenditures for operating properties	(15,985)	(14,217)
Expenditures for development and redevelopment properties and undeveloped land	(6,714)	(4,362)
Increase in escrow deposits	(5,000)	(3,000)
(Increase) decrease in restricted cash	(438)	2,027
Receipt of principal payments on note receivable	—	38

Net cash used in investing activities	(61,137)	(37,464)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on unsecured line of credit	42,000	63,000
Repayments on unsecured line of credit	(144,000)	(10,000)
Principal payments on secured debt	(1,598)	(98,560)
Proceeds from issuance of secured debt (Note 5)	135,000	71,000
Financing costs	(1,160)	(569)
Decrease in loan deposits	2,027	1,420
Repurchase of common units and restricted stock units	(732)	(2,121)
Proceeds from exercise of stock options	395	83
Distributions paid to common unitholders	(18,925)	(15,705)
Distributions paid to preferred unitholders	(3,799)	(3,799)

Net cash provided by financing activities	9,208	4,749

Net (decrease) increase in cash and cash equivalents	(8,132)	853
Cash and cash equivalents, beginning of period	14,840	9,883

Cash and cash equivalents, end of period	$6,708	$10,736

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $1,620 and $1,902 as of March 31, 2011 and 2010, respectively	$6,965	$6,980

NONCASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$4,753	$8,714

Tenant improvements funded directly by tenants to third parties	$2,800	$657

NONCASH FINANCING TRANSACTIONS:
Accrual of distributions payable to common unitholders	$18,950	15,686

Accrual of distributions payable to preferred unitholders	$1,909	$1,909

Issuance of share-based compensation awards (Note 8)	$6,432	$4,647

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2011 and 2010
(unaudited)

1.	Organization and Basis of Presentation

Organization

Kilroy Realty Corporation (the “Company”) is a self-administered real estate investment trust (“REIT”) active in premier office and industrial submarkets along the West Coast. We own, develop, acquire and manage primarily Class A real estate assets in the coastal regions of Los Angeles, Orange County, San Diego, greater Seattle and the San Francisco Bay Area, which we believe have strategic advantages and strong barriers to entry. We qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “KRC.”

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

The following table of office buildings (the “Office Properties”) and industrial buildings (the “Industrial Properties”) summarizes our stabilized portfolio of operating properties as of March 31, 2011. As of March 31, 2011, all of our properties and all of our business is currently conducted in the state of California with the exception of the operation of one office property located in the state of Washington.

	Number of	Rentable	Number of
	Buildings	Square Feet	Tenants	Percentage Occupied

Office Properties	101	10,485,950	374	89.0%
Industrial Properties	40	3,605,407	59	95.9%

Total Stabilized Portfolio	141	14,091,357	433	90.8%

Our stabilized portfolio excludes undeveloped land, development and redevelopment properties currently under construction, “lease-up” properties, and one industrial property that we are in the process of repositioning for residential use. We define “lease-up” properties as properties we recently developed or redeveloped that have not yet reached 95% occupancy and are within one year following cessation of major construction activities. As of March 31, 2011, we had no properties that were in the lease-up phase. We are currently redeveloping one of our office properties that was previously occupied by a single tenant for over 25 years and expect to complete the redevelopment in the third quarter of 2011. This redevelopment property encompasses approximately 300,000 rentable square feet of office space and is located in the El Segundo submarket of Los Angeles county. As of March 31, 2011, we also had one industrial property that we are currently in the process of repositioning for residential use and we are currently evaluating strategic opportunities for this property.

As of March 31, 2011, the Company owned a 96.8% general partnership interest in the Operating Partnership. The remaining 3.2% common limited partnership interest in the Operating Partnership as of March 31, 2011 was owned by non-affiliated investors and certain of our directors and officers (see Note 6). Both the general and limited common partnership interests in the Operating Partnership are denominated in common units. The number of common units held by the Company is at all times equivalent to the number of outstanding shares of the Company’s common stock, and the entitlements of all the common units to quarterly distributions and payments in liquidation mirror those of the the Company’s common stockholders. The common limited partners have certain redemption rights as provided in the Operating Partnership’s Fifth Amended and Restated Agreement of Limited Partnership (as amended, the “Partnership Agreement”) (see Note 6).

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Kilroy Realty Finance, Inc., our wholly-owned subsidiary, is the sole general partner of the Finance Partnership and owns a 1.0% general partnership interest. The Operating Partnership owns the remaining 99.0% limited partnership interest. Kilroy Services, LLC (“KSLLC”), which is a wholly-owned subsidiary of the Operating Partnership, is the entity through which we conduct substantially all of our development activities. With the exception of the Operating Partnership, all of our subsidiaries, which include Kilroy Realty TRS, Inc., Kilroy Realty Management, L.P., Kilroy RB, LLC, Kilroy RB II, LLC, Kilroy Northside Drive, LLC, and Kilroy Realty 303, LLC, are wholly-owned.

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

The consolidated financial statements of the Company and the Operating Partnership also include variable interest entities (“VIE”) in which we are deemed to be the primary beneficiary. As of March 31, 2011 we had one bankruptcy-remote VIE, Kilroy Realty Northside Drive, LLC, which was formed in 2010 to hold three properties that secure the debt we assumed when we acquired the properties in 2010. The assets held by this entity are not available to satisfy the debts and other obligations of the Company or the Operating Partnership.

The accompanying interim financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The interim financial statements for the Company and the Operating Partnership should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2010.

Change in Reportable Segments

Our chief operating decision-makers internally evaluate the operating performance and financial results of our portfolio based on Net Operating Income for the following two segments of commercial real estate property: Office Properties and Industrial Properties. We define “Net Operating Income” as operating revenues (rental income, tenant reimbursements, and other property income) less operating expenses (property expenses, real estate taxes, provision for bad debts, and ground leases).

During the three months ended March 31, 2011, the amount of revenues and Net Operating Income generated by our Industrial Properties, in relation to our total consolidated operating portfolio revenues and Net Operating Income, had fallen below the required 10% quantitative reporting thresholds for the Industrial Properties to be considered a reportable segment under GAAP. Therefore, for the three months ended March 31, 2011, our only reportable segment is our Office Properties segment. See Note 10 for a reconciliation of our Office Properties segment to our consolidated revenues, Net Operating Income, and net income.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Acquisitions

During the three months ended March 31, 2011, we acquired the office property listed below from an unrelated third party. The acquisition was funded with borrowings under our unsecured line of credit.

					Percentage
				Rentable	Occupied	Purchase
	Property	Date of	Number of	Square	as of	Price
Property	Type	Acquisition	Buildings	Feet	March 31, 2011	(in millions)(1)

250 Brannan Street, San Francisco, CA	Office	January 28, 2011	1	90,742	76.7%	$33.0

Total			1	90,742		$33.0

(1)	Excludes acquisition-related costs.

The related assets and results of operations of the acquired property is included in the consolidated financial statements as of the date of acquisition. The following table summarizes the estimated fair values of the assets acquired at the acquisition date:

250 Brannan Street,
San Francisco, CA
(in thousands)

Assets
Land	$7,630
Buildings and improvements	22,770
Deferred leasing costs and acquisition-related intangible assets(1)	2,600

Total assets acquired(2)	$33,000

(1)	Represents in-place leases (approximately $1.5 million with a weighted average amortization period of 2.5 years), above-market leases (approximately $0.7 million with a weighted average amortization period of 2.6 years), and unamortized leasing commissions (approximately $0.4 million with a weighted average amortization period of 1.7 years).

(2)	There were no lease related obligations, debt or other liabilities assumed in connection with this acquisition.

The following table summarizes the results of operations for the property at 250 Brannan Street, San Francisco, California, from January 28, 2011, the date of acquisition, through March 31, 2011:

(in thousands)

Revenues	$569
Net income(1)	185

(1)	Reflects the net operating income less depreciation for this property and amortization of lease related intangibles.

Refer to Note 13 to our consolidated financial statements included in this report for further discussion of acquisitions completed subsequent to March 31, 2011.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Deferred Leasing Costs and Acquisition-related Intangible Assets and Liabilities, Net

The following table summarizes our identified deferred leasing costs and acquisition-related intangible assets (acquired value of leasing costs, above-market and in-place leases) and intangible liabilities (acquired value of below-market leases) as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
	(in thousands)

Deferred Leasing Costs and Acquisition-related Intangible Assets(1)(3):
Deferred leasing costs	$122,007	$128,980
Accumulated amortization	(39,255)	(45,869)

Deferred leasing costs, net	82,752	83,111
Above-market leases	21,982	21,321
Accumulated amortization	(3,354)	(2,163)

Above-market leases, net	18,628	19,158
In-place leases	33,505	36,964
Accumulated amortization	(5,307)	(8,167)

In-place leases, net	28,198	28,797

Total deferred leasing costs and acquisition-related intangible assets, net	$129,578	$131,066

Acquisition-related Intangible Liabilities(2)(3):
Below-market leases	$18,112	$21,938
Accumulated amortization	(1,771)	(5,094)

Below-market leases, net	$16,341	$16,844

(1)	Included in deferred leasing costs and acquisition-related intangible assets, net in the consolidated balance sheets.

(2)	Included in deferred revenue and acquisition-related intangible liabilities, net in the consolidated balance sheets.

(3)	Balances and accumulated amortization amounts at March 31, 2011 reflect the write-off of the following fully amortized amounts at January 1, 2011: deferred leasing costs (approximately $10.4 million), in-place leases (approximately $5.0 million), and below-market leases (approximately $3.8 million). Our accounting policy is to write-off the asset and corresponding accumulated amortization for fully amortized balances on January 1st of each fiscal year.

The following table sets forth amortization for the period related to deferred leasing costs and acquisition-related intangibles for the three months ended March 31, 2011 and 2010:

	Three Months
	Ended
	March 31,
	2011	2010
	(in thousands)

Deferred leasing costs(1)	$3,768	$2,705
Net above (below)-market leases(2)	653	(28)
In-place leases(1)	2,173	18

Total	$6,594	$2,695

(1)	The amortization of deferred leasing costs and in-place leases is recorded to depreciation and amortization expense in the consolidated statements of operations for the periods presented.

(2)	The amortization of above-market leases is recorded as a decrease to rental income for the three months ended March 31, 2011 and the amortization of below-market leases is recorded as an increase to rental income for the three months ended March 31, 2010 in the consolidated statements of operations.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the estimated annual amortization expense related to deferred leasing costs and acquisition-related intangibles as of March 31, 2011 for future periods:

	Deferred	Net Above-/(Below)
Year Ending	Leasing Costs	-Market Leases(1)	In-Place Leases
		(in thousands)

Remaining 2011	$12,083	$1,811	$5,452
2012	14,649	2,051	6,059
2013	13,008	1,719	5,077
2014	11,573	1,398	4,290
2015	8,710	396	2,280
Thereafter	22,729	(5,088)	5,040

Total	$82,752	$2,287	$28,198

(1)	Represents estimated annual net amortization related to above-/(below)-market leases. Amounts shown for 2011-2015 represent net above-market leases which will be recorded as a decrease to rental income in the consolidated statement of operations, and amounts shown for the periods thereafter represent net below-market leases which will be recorded as increases to rental income in the consolidated statement of operations.

4.	Receivables

Current Receivables, net

Current receivables, net is primarily comprised of contractual rents and other lease-related obligations due from tenants. The balance consisted of the following as of March 31, 2011 and December 31, 2010 :

	March 31,	December 31,
	2011	2010
	(in thousands)

Current receivables	$7,657	$9,077
Allowance for uncollectible tenant receivables	(2,841)	(2,819)

Current receivables, net	$4,816	$6,258

Deferred Rent Receivables, net

Deferred rent receivables, net consisted of the following as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
	(in thousands)

Deferred rent receivables	$97,218	$92,883
Allowance for deferred rent receivables	(3,826)	(3,831)

Deferred rent receivables, net	$93,392	$89,052

5.	Secured and Unsecured Debt of the Operating Partnership

Secured Debt

In January 2011, the Company borrowed $135.0 million under a mortgage loan that is scheduled to mature on February 1, 2018. The mortgage loan is secured by our 303 Second Street property in San Francisco, bears interest at an annual rate of 4.27%, and requires interest-only payments for the first two years with a 30-year amortization schedule thereafter. Although the new mortgage loan is secured and non-recourse to the Company, the Company provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments, and environmental liabilities. The Company used a portion of the proceeds to repay borrowings under the Operating Partnership’s unsecured line of credit (the “Credit Facility”).

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Exchangeable Senior Notes

The following table summarizes the balance and significant terms of the Company’s 3.25% Exchangeable Notes due 2012 (the “3.25% Exchangeable Notes”) and 4.25% Exchangeable Notes due 2014 (the “4.25% Exchangeable Notes” and together with the 3.25% Exchangeable Notes, the “Exchangeable Notes”) outstanding as of March 31, 2011 and December 31, 2010:

	3.25% Exchangeable Notes		4.25% Exchangeable Notes
	March 31,	December 31,	March 31,	December 31,
	2011	2010	2011	2010
	(in thousands)

Principal amount	$148,000	$148,000	$172,500	$172,500
Unamortized discount	(3,253)	(4,004)	(15,595)	(16,532)

Net carrying amount of liability component	$144,747	$143,996	$156,905	$155,968

Carrying amount of equity component	$33,675		$19,835
Maturity date	April 2012		November 2014
Stated coupon rate	3.25%(1)		4.25%(2)
Effective interest rate(3)	5.45%		7.13%
Exchange rate per $1,000 principal value of the Exchangeable Notes, as adjusted(4)	11.3636		27.8307
Exchange price, as adjusted(4)	$88.00		$35.93
Number of shares on which the aggregate consideration to be delivered on conversion is determined(4)	1,681,813		4,800,796

(1)	Interest on the 3.25% Exchangeable Notes is payable semi-annually in arrears on April 15th and October 15th of each year.

(2)	Interest on the 4.25% Exchangeable Notes is payable semi-annually in arrears on May 15th and November 15th of each year.

(3)	The rate at which we record interest expense for financial reporting purposes, which reflects the amortization of the discounts on the Exchangeable Notes. This rate represents our conventional debt borrowing rate at the date of issuance.

(4)	The exchange rate, exchange price, and the number of shares to be delivered upon conversion are subject to adjustment under certain circumstances including increases in our common dividends.

Capped Call Transactions

In connection with the offerings of the Exchangeable Notes, we entered into capped call option transactions (“capped calls”) to mitigate the dilutive impact of the potential exchange of the Exchangeable Notes. The following table summarizes our capped call option positions as of both March 31, 2011 and December 31, 2010:

	3.25% Exchangeable Notes(1)	4.25% Exchangeable Notes(2)

Referenced shares of common stock	1,121,201	4,800,796
Exchange price including effect of capped calls	$102.72	$42.81

(1)	The capped calls mitigate the dilutive impact to us of the potential exchange of two-thirds of the 3.25% Exchangeable Notes into shares of common stock.

(2)	The capped calls mitigate the dilutive impact to us of the potential exchange of all of the 4.25% Exchangeable Notes into shares of common stock.

For the three months ended March 31, 2011, the per share average trading price of the Company’s common stock on the New York Stock Exchange (“NYSE”) of $37.96 was higher than the $35.93 exchange price for the 4.25% Exchangeable Notes. As a result, even though there would be no dilutive economic impact to our earnings until our share price exceeded $42.81, which is the exchange price after the impact of the capped calls, and even though the 4.25% Exchangeable Notes were not convertible as of March 31, 2011, we are required to include the dilutive impact of the 4.25% Exchangeable Notes based on the $37.96 average share price in our diluted earnings per share calculation for the three months ended March 31, 2011 (see Notes 11 and 12). If the 4.25% Exchangeable Notes were able to be converted as of March 31, 2011, the approximate fair value of the shares upon conversion at that date would have been equal to approximately $182.5 million, which would exceed the $172.5 million principal amount of the 4.25% Exchangeable

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notes by approximately $10.0 million. The 4.25% Exchangeable Notes were not included in our diluted weighted average share calculation for the three months ended March 31, 2010 and the 3.25% Exchangeable Notes were not included in our diluted weighted average share calculation for the three months ended March 31, 2011 and 2010, since the per share average trading price of the Company’s common stock on the NYSE was below the respective exchange prices for these periods.

Interest Expense for the Exchangeable Notes

The unamortized discount on the Exchangeable Notes is accreted as additional interest expense from the date of issuance through the maturity date of the applicable Exchangeable Notes. The following table summarizes the total interest expense attributable to the Exchangeable Notes based on the effective interest rates set forth above, before the effect of capitalized interest, for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)

Contractual interest payments	$3,035	$4,254
Amortization of discount	1,688	2,307

Interest expense attributable to the Exchangeable Notes	$4,723	$6,561

Unsecured Line of Credit

The following table summarizes the balance and certain significant terms of the Credit Facility as of March 31, 2011 and December 31, 2010, respectively:

	March 31,	December 31,
	2011	2010
	(in thousands)

Outstanding borrowings	$57,000	$159,000
Remaining borrowing capacity	443,000	341,000

Total borrowing capacity(1)	$500,000	$500,000
Interest rate(2)	2.93%	2.99%
Facility fee(3)	0.575%
Maturity date(4)	August 2013

(1)	We may elect to borrow, subject to bank approval, up to an additional $200 million under an accordion feature under the terms of the Credit Facility.

(2)	As of March 31, 2011 and December 31, 2010, the Credit Facility interest rate included interest at an annual rate of LIBOR plus 2.675%.

(3)	The facility fee is equal to 0.575% of the total borrowing capacity and is paid on a quarterly basis. In addition to the facility fee, we also incurred debt origination and legal costs of approximately $5 million, which will be amortized as additional interest expense from the August 2010 origination date through the August 2013 contractual maturity date.

(4)	Under the terms of the Credit Facility, we may exercise an option to extend the maturity date by one year.

The Company intends to borrow amounts under the Credit Facility from time to time for general corporate purposes, to fund potential acquisitions, to finance development and redevelopment expenditures, and to potentially repay long-term debt.

Debt Covenants and Restrictions

The Credit Facility, the unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a minimum fixed-charge coverage ratio, a minimum unsecured debt ratio, a minimum unencumbered asset pool debt service coverage ratio, and a minimum unencumbered

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

debt yield. Noncompliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. We believe we were in compliance with all of our debt covenants as of March 31, 2011.

Debt Maturities

The following table summarizes the stated debt maturities and scheduled amortization payments, excluding debt discounts, as of March 31, 2011:

Year Ending	(in thousands)

Remaining 2011	$73,418
2012	304,292
2013	62,311
2014	261,327
2015	331,177
Thereafter	450,028

Total	$1,482,553	(1)

(1)	Includes full principal balance of outstanding debt before impact of all debt discounts.

Capitalized Interest and Loan Fees

The following table sets forth our gross interest expense, including debt discount and loan cost amortization, net of capitalized interest, for the three months ended March 31, 2011 and 2010. The capitalized amounts are a cost of development and redevelopment, and increase the carrying value of undeveloped land and construction in progress.

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Gross interest expense	$22,855	$14,540
Capitalized interest	(1,979)	(2,584)

Interest expense	$20,876	$11,956

6.	Noncontrolling Interests on the Company’s Consolidated Financial Statements

Series A Preferred Units of the Operating Partnership

As of both March 31, 2011 and December 31, 2010, the Operating Partnership had 1,500,000 Series A Preferred Units representing preferred limited partnership interests in the Operating Partnership with a redemption value of $50.00 per unit. There were no changes to this noncontrolling interest during the three months ended March 31, 2011 and 2010.

Common Units of the Operating Partnership

The Company owned a 96.8% common general partnership interest in the Operating Partnership as of both March 31, 2011 and December 31, 2010, and a 96.2% interest as of March 31, 2010. The remaining 3.2% and 3.8% common limited partnership interest as of both March 31, 2011 and December 31, 2010, and March 31, 2010, respectively, was owned in the form of common units by non-affiliate investors and certain of our executive officers and directors. There were 1,723,131 common units outstanding held by these investors, executive officers and directors as of both March 31, 2011 and December 31, 2010.

The noncontrolling common units may be redeemed by unitholders for cash. We, at our option, may satisfy the cash redemption obligation with shares of the Company’s common stock on a one-for-one basis. Whether satisfied in cash or shares of the Company’s common stock, the value for each noncontrolling common unit upon redemption is the amount

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

equal to the average of the closing quoted price per share of the Company’s common stock, par value $.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable balance sheet date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $65.2 million and $61.4 million as of March 31, 2011 and December 31, 2010, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each common unit in the event of our termination or liquidation. In the event of our termination or liquidation, it is expected in most cases that each common unit would be entitled to a liquidating distribution equal to the amount payable with respect to each share of the Company’s common stock.

7.	Partners’ Capital of the Operating Partnership

Common Units Outstanding

The Company owned 52,419,393, 52,349,670, and 43,092,980 common units representing a 96.8%, 96.8%, and 96.2% common general partnership interest in the Operating Partnership as of March 31, 2011, December 31, 2010, and March 31, 2010, respectively. The remaining 3.2%, 3.2%, and 3.8% common limited partnership interest as of March 31, 2011, December 31, 2010, and March 31, 2010, respectively, was owned by non-affiliate investors and certain of our executive officers and directors in the form of noncontrolling common units. There were 1,723,131 common units outstanding held by these investors, executive officers and directors as of March 31, 2011, December 31, 2010, and March 31, 2010. For a further discussion of the noncontrolling common units during the three months ended March 31, 2011 and year ended December 31, 2010, please refer to Note 6.

8.	Share-Based Compensation

Stockholder Approved Equity Compensation Plans

At March 31, 2011, we had one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan as amended (the “2006 Plan”). As of March 31, 2011, 3,878,182 shares were available for grant under the 2006 Plan. The number of shares that remains available for grant is calculated using the weighted share counting provisions set forth in the 2006 Plan, which are based on the type of awards that are granted. The maximum number of shares available for grant subject to full value awards (which generally include equity awards other than options and stock appreciation rights) was 1,328,144 shares as of March 31, 2011.

Summary of Nonvested Shares

A summary of our nonvested shares activity from January 1, 2011 through March 31, 2011 is presented below:

		Weighted-
		Average
		Grant Date
		Fair Value
Nonvested Shares	Shares	Per Share

Outstanding at January 1, 2011	50,032	$58.40
Granted	66,208	37.76
Vested(1)	(5,985)	70.16

Outstanding as of March 31, 2011	110,255	$45.37

(1)	The total shares vested include 2,198 of shares that were then tendered to satisfy minimum statutory tax withholding requirements related to the restricted shares that have vested in accordance with the terms of the 2006 Plan. We accept the return of shares at the current quoted market price of the Company’s common stock to satisfy tax obligations.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of our nonvested and vested shares activity for the three months ended March 31, 2011 and 2010 is presented below:

	Shares Granted		Shares Vested
		Weighted-Average
		Grant Date		Total Vest Date
	Non-Vested Shares	Fair Value		Fair Value(1)
Three Months Ended March 31,	Issued	Per Share	Vested Shares	(in thousands)

2011	66,208	$37.76	(5,985)	$232
2010	—	—	(10,217)	281

(1)	Total fair value of shares vested was calculated based on the quoted closing share price of the Company’s common stock on the NYSE on the day of vesting.

Summary of Restricted Stock Units

A summary of our restricted stock unit (“RSU”) activity from January 1, 2011 through March 31, 2011 is presented below:

	Nonvested RSUs
		Weighted-Average
		Grant Date
		Fair Value
	Amount	Per Share	Vested RSUs	Total RSUs

Outstanding at January 1, 2011	125,754	$29.88	588,068	713,822
Granted	97,597	37.76	—	97,597
Vested	(10,079)	30.18	10,079	—
Issuance of dividend equivalents(1)	—	—	6,521	6,521
Canceled(2)	—	—	(8,399)	(8,399)

Outstanding as of March 31, 2011	213,272	$33.47	596,269	809,541

(1)	RSUs issued as dividend equivalents are vested upon issuance.

(2)	We accept the return of RSUs, at the current quoted market price of the Company’s common stock, to satisfy minimum statutory tax-withholding requirements related to either RSUs that have vested or RSU dividend equivalents in accordance with the terms of the 2006 Plan.

A summary of our RSU activity for the three months ended March 31, 2011 and 2010 is presented below:

	RSUs Granted		RSUs Vested
		Weighted-Average
		Grant Date		Total Vest-Date
	Non-Vested RSUs	Fair Value		Fair Value(1)
Three Months Ended March 31,	Issued	Per Share	Vested RSUs	(in thousands)

2011	97,597	$37.76	10,079	$382
2010	146,650	30.18	—	—

(1)	Total fair value of RSUs vested was calculated based on the quoted closing share price of the Company’s common stock on the NYSE on the day of vesting.

Compensation Cost Recorded During the Period

The total compensation cost for all share-based compensation programs was $1.4 million and $2.1 million for the three months ended March 31, 2011 and 2010, respectively. Of the total share-based compensation cost, $0.3 million and $0.4 million were capitalized as part of real estate assets for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, there was approximately $8.0 million of total unrecognized compensation cost related to nonvested incentive awards granted under share-based compensation arrangements

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that is expected to be recognized over a weighted-average period of 1.7 years. The remaining compensation cost related to these nonvested incentive awards had been recognized in periods prior to March 31, 2011.

9.	Fair Value Measurements and Disclosures

Assets and Liabilities Reported at Fair Value

The only assets and liabilities we record at fair value in our consolidated financial statements are the marketable securities and related deferred compensation plan liability, both of which are related to our Deferred Compensation Plan. The following table sets forth the fair value of our marketable securities and related deferred compensation plan liability as of March 31, 2011 and December 31, 2010:

	Fair Value (Level 1)(1)
Description	March 31, 2011	December 31, 2010
	(in thousands)

Marketable securities(2)	$5,425	$4,902
Deferred compensation plan liability(3)	$5,331	$4,809

(1)	Based on quoted prices in active markets for identical securities.

(2)	The marketable securities are held in a limited rabbi trust.

(3)	The deferred compensation liability is reported on our consolidated balance sheets in accounts payable, accrued expenses, and other liabilities.

We report the change in the fair value of the marketable securities at the end of each accounting period in interest income and other net investment gains (losses) in the consolidated statements of operations. We adjust the deferred compensation plan liability to fair value at the end of each accounting period based on the performance of the benchmark funds selected by each participant, which results in a corresponding increase or decrease to compensation cost for the period. The following table sets forth the related amounts recorded during the three months ended March 31, 2011 and 2010:

	Three Months Ended
Description	March 31, 2011	March 31, 2010
	(in thousands)

Other net investments gains	$187	$201
Compensation cost	$(187)	$(201)

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our other financial liabilities as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
Description	Value	Value	Value	Value
		(in thousands)

Liabilities
Secured debt	$446,539	$459,723	$313,009	$329,456
Exchangeable notes	301,652	318,076	299,964	312,598
Unsecured senior notes	655,866	683,523	655,803	661,644
Credit Facility	57,000	57,523	159,000	159,659

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Segment Disclosure

We have one reportable segment which is our Office Properties segment and we have one non-reportable segment which is our Industrial Properties segment. We also have certain corporate level activities including legal administration, accounting, finance, and management information systems, which are not considered separate operating segments.

We evaluate the performance of our segments based upon net operating income. “Net Operating Income” is defined as operating revenues (rental income, tenant reimbursements, and other property income) less property and related expenses (property expenses, real estate taxes, ground leases, and provisions for bad debts) and excludes other non-property related income and expenses such as interest income and interest expense, depreciation and amortization, acquisition-related expenses and corporate general and administrative expenses. There is no intersegment activity.

The following tables reconciles our reportable segment activity to our consolidated net income for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Reportable Segment—Office Properties
Operating revenues(1)	$80,819	$59,601
Property and related expenses	22,913	16,256

Net Operating Income	57,906	43,345

Other Non-Reportable Segment—Industrial Properties
Operating revenues(1)	7,306	7,218
Property and related expenses	3,310	1,768

Net Operating Income	3,996	5,450

Total Segments:
Operating revenues(1)	88,125	66,819
Property and related expenses	26,223	18,024

Net Operating Income	61,902	48,795

Reconciliation to Consolidated Net Income:
Total Net Operating Income for segments	61,902	48,795
Unallocated (expenses) income:
General and administrative expenses	(6,560)	(7,095)
Acquisition-related expenses	(472)	(313)
Depreciation and amortization	(29,311)	(20,938)
Interest income and other net investment gains	184	384
Interest expense	(20,876)	(11,956)

Net income	$4,867	$8,877

(1)	All operating revenues are comprised of amounts received from third-party tenants.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Net Income Available to Common Stockholders Per Share of the Company

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted per-share computations for net income available to common stockholders for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
	(in thousands, except share and per share amounts)

Numerator:
Net income attributable to Kilroy Realty Corporation	$4,833	$8,685
Preferred distributions and dividends	(3,799)	(3,799)

Net income available to common stockholders	1,034	4,886
Allocation to participating securities (nonvested shares and RSUs)	(322)	(299)

Numerator for basic and diluted net income available to common stockholders	$712	$4,587
Denominator:
Basic weighted average vested shares outstanding	52,302,075	43,012,100
Effect of dilutive securities- Exchangeable Notes and stock options	270,881	2,432

Diluted weighted average vested shares and common share equivalents outstanding	52,572,956	43,014,532

Basic earnings per share:
Net income available to common stockholders per share	$0.01	$0.11
Diluted earnings per share:
Net income available to common stockholders per share	$0.01	$0.11

The effect of the 4.25% Exchangeable Notes was not included in our diluted earnings per share calculation for the three months ended March 31, 2010 and the effect of the 3.25% Exchangeable Notes was not included in our diluted earnings per share calculation for the three months ended March 31, 2011 and 2010 since the average trading price of the Company’s common stock on the NYSE was below the Exchangeable Notes exchange price for these periods. Therefore these instruments were not considered to be in the money for the purposes of our diluted earnings per share calculation for these periods (See Note 5).

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Net Income Available to Common Unitholders per Unit of the Operating Partnership

The following table reconciles the numerator and denominator in computing the Operating Partnership’s basic and diluted per-unit computations for net income available to common unitholders for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
	(in thousands, except unit and per unit amounts)

Numerator:
Net income attributable to Kilroy Realty, L.P.	$4,833	$8,832
Preferred distributions	(3,799)	(3,799)

Net income available to common unitholders	1,034	5,033
Allocation to participating securities (nonvested units and RSUs)	(322)	(299)

Numerator for basic and diluted net income available to common unitholders	$712	$4,734
Denominator:
Basic weighted average vested common units outstanding	54,025,206	44,735,231
Effect of dilutive securities-Exchangeable Notes and stock options	270,881	2,432

Diluted weighted average vested units and common unit equivalents outstanding	54,296,087	44,737,663

Basic earnings per unit:
Net income available to common unitholders per unit	$0.01	$0.11
Diluted earnings per unit:
Net income available to common unitholders per unit	$0.01	$0.11

The effect of the 4.25% Exchangeable Notes was not included in our diluted earnings per unit calculation for the three months ended March 31, 2010 and the effect of the 3.25% Exchangeable Notes was not included in our diluted earnings per unit calculation for the three months ended March 31, 2011 and 2010 since the average trading price of the Company’s common stock on the NYSE was below the Exchangeable Notes exchange price for these periods. Therefore these instruments were not considered to be in the money for the purposes of our diluted earnings per unit calculation for these periods (See Note 5).

13.	Subsequent Events

On April 15, 2011, aggregate dividends, distributions, and dividend equivalents of $19.2 million were paid to common stockholders and common unitholders of record on March 31, 2011 and RSU holders of record on April 15, 2011.

In April 2011, we completed the acquisition of four office buildings aggregating approximately 280,000 rentable square feet in Kirkland, Washington for a purchase price of approximately $100.1 million. The purchase price consisted of approximately $70.1 million in cash and the assumption of approximately $30.0 million in mortgage debt with an interest rate of 4.94% per year and a maturity date of April 15, 2015. We are currently in the process of completing the purchase price allocation for this acquisition.

In April 2011, the Company completed an underwritten public offering of 6,037,500 shares of its common stock. The net offering proceeds, after deducting underwriting discounts and commissions and offering expenses, were approximately $221.2 million. The Company used a portion of the net proceeds from the offering to finance the property acquisition discussed above and used the remaining net proceeds for general corporate purposes.

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

Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Some of the information presented is forward-looking in nature, including information concerning projected future occupancy rates, rental rate increases, property development and redevelopment timing and costs, and investment amounts. Numerous factors could affect our actual results, some of which are beyond our control. These include the breadth and duration of the current slowness of economic growth and its impact on our tenants, the strength of commercial and industrial real estate markets, market conditions affecting tenants, our ability to complete and successfully integrate pending and recent acquisitions, competitive market conditions, interest rate levels, volatility in the trading prices of the Company’s securities, and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. We assume no obligation to update publicly any forward-looking information, whether as a result of new information, future events, or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws to disclose material information. For a discussion of important risks related to our business, and related to investing in our securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information, see “Item 1A: Risk Factors” in the Company’s and the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2010, and the discussion under the captions “—Factors That May Influence Future Results of Operations,” “—Liquidity and Capital Resources of the Company,” and “—Liquidity and Capital Resources of the Operating Partnership” below. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur.

Overview and Background

We are a self-administered REIT active in premier office and industrial submarkets along the West Coast. We own, develop, acquire and manage primarily Class A real estate assets in the coastal regions of Los Angeles, Orange County, San Diego, greater Seattle and the San Francisco Bay Area, which we believe have strategic advantages and strong barriers to entry. We own our interests in all of our properties through the Operating Partnership and the Finance Partnership, and conduct substantially all of our operations through the Operating Partnership. We owned a 96.8% general partnership interest in the Operating Partnership as of both March 31, 2011 and December 31, 2010, and a 96.2% interest as of March 31, 2010. All our properties are held in fee except for the seven office buildings located at Kilroy Airport Center in Long Beach, California, which are held subject to leases for the land that expire in 2084.

Factors That May Influence Future Results of Operations

Acquisitions.  As a key component of our growth strategy, we continually evaluate selected property acquisition opportunities. During 2010 we acquired ten office buildings in eight transactions for approximately $697.8 million and in January 2011, we completed our third acquisition in San Francisco with the purchase of an office building located at 250 Brannan Street for approximately $33.0 million. In April 2011, we also completed the acquisition of four office buildings located at 10210, 10220, and 10230 NE Points Drive and 3933 Lake Washington Boulevard NE in Kirkland, Washington, which encompass an aggregate of approximately 280,000 rentable square feet, for approximately $100.1 million. We generally finance our acquisitions through debt and equity offerings and borrowings on our unsecured line of credit.

We consider potential acquisitions on an ongoing basis and may have one or more potential acquisitions under consideration at any point in time, which may be at varying stages of the negotiation and due diligence review process. Costs associated with acquisitions are expensed as incurred and as a result, such costs may be incurred in periods prior to closing. During the three months ended March 31, 2011, we incurred approximately $0.5 million of third-party acquisition costs and we anticipate that we will incur additional third-party acquisition costs throughout 2011 as we pursue other potential acquisitions. We also expense, as applicable, non-refundable deposits in connection with uncompleted acquisitions.

Leasing Activity and Changes in Rental Rates.  The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following table sets forth certain information regarding leases that commenced during the three months ended March 31, 2011.

Lease Commencement Information
For Leases That Commenced During the Three Months Ended March 31, 2011

					2nd Generation(1)
	1st & 2nd Generation(1)							Weighted
	Number of		Rentable			Changes		Average
	Leases(2)		Square Feet(2)		Changes in	in Cash	Retention	Lease Term
	New	Renewal	New	Renewal	Rents(3)	Rents(4)	Rates(5)	(in months)

Office Properties	15	10	167,909	73,956	(19.6)%	(23.2)%	65.3%	61
Industrial Properties	2	1	84,789	36,971	0.0%	0.0%	86.0%	87

Total portfolio	17	11	252,698	110,927	(18.6)%	(22.1)%	71.0%	72

(1)	First generation leasing includes space where we have made capital expenditures that result in additional revenue generated when the space is re-leased. Second generation leasing includes space where we have made capital expenditures to maintain the current market revenue stream.

(2)	Represents leasing activity for leases that commenced during the period, including first and second generation space, net of month-to-month leases.

(3)	Calculated as the change between GAAP rents for new/renewed leases and the expiring GAAP rents for the same space. Excludes leases for which the space was vacant longer than one year, or vacant when the property was acquired.

(4)	Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. Excludes leases for which the space was vacant longer than one year, or vacant when the property was acquired.

(5)	Calculated as the percentage of space either renewed or expanded into by existing tenants or subtenants at lease expiration.

The changes in rents and changes in cash rents reported above exclude leases of approximately 230,100 rentable square feet for the three months ended March 31, 2011, for which the space was vacant longer than one year or we are leasing the space for the first time. We exclude space vacant for more than one year in our change in rents calculations to provide a meaningful market comparison.

During the first quarter of 2011, we executed 28 leases for an aggregate of approximately 356,000 rentable square feet. The weighted average change in rents as compared to the expiring rents for the same space for these new leases was a 12.1% decrease in GAAP rents and a 17.4% decrease in cash rents, excluding leases for which the space was vacant longer than one year. As of March 31, 2011, we believe that the weighted average cash rental rates for our overall portfolio, including recently acquired properties, are approximately 10% above the current average market rental rates, although individual properties within any particular submarket presently may be leased either above, below, or at the current market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our portfolio.

In general, rental rates have stabilized in many of our submarkets over the last two quarters. Our rental rates and occupancy are impacted by general economic conditions, including the pace of regional economic growth and access to capital. Therefore, we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current market rates. Additionally, decreased demand and other negative trends or unforeseeable events that impair our ability to timely renew or re-lease space could have further negative effects on our future financial condition, results of operations, and cash flows.

Scheduled Lease Expirations.  The following table sets forth certain information regarding our lease expirations for the remainder of 2011 and the next five years.

Lease Expirations(1)

					Percentage of
		Net Rentable	Percentage of		Annualized	Average Annualized
		Area	Leased	Annualized Base	Base Rental	Base Rental
		Subject	Square Feet	Rental Revenue	Revenue	Revenue Per
	Number of	to Expiring	Represented by	Under	Represented	Square Foot Under
	Expiring	Leases	Expiring	Expiring Leases	by Expiring	Expiring Leases
Year of Lease Expiration	Leases	(Sq. Ft.)	Leases	(000’s)(2)	Leases(2)	(000’s)(2)

Office Properties:
Remainder of 2011	54	511,795	4.1%	$10,287	3.4%	$20.10
2012	73	790,139	6.3%	22,240	7.3%	28.15
2013	73	934,485	7.4%	26,324	8.6%	28.17
2014	62	1,181,423	9.4%	31,225	10.2%	26.43
2015	88	1,516,705	12.1%	50,023	16.4%	32.98
2016	35	468,656	3.7%	11,418	3.7%	24.36

Total Office	385	5,403,203	43.0%	151,517	49.6%	$28.04

Industrial Properties:
Remainder of 2011	1	78,605	0.6%	733	0.2%	$9.33
2012	11	452,557	3.6%	2,647	0.9%	5.85
2013	9	628,386	5.0%	4,671	1.5%	7.43
2014	16	557,386	4.4%	4,482	1.5%	8.04
2015	10	544,864	4.3%	3,839	1.3%	7.05
2016	5	317,198	2.5%	3,687	1.2%	11.62

Total Industrial	52	2,578,996	20.4%	20,059	6.6%	$7.78

Total	437	7,982,199	63.4%	$171,576	56.2%	$21.49

(1)	The information presented reflects leasing activity through March 31, 2011. For leases that have been renewed early or space that has been re-leased to a new tenant, the expiration date and annualized base rent information presented takes into consideration the renewed or re-leased lease terms. Excludes space leased under month-to-month leases and vacant space as of March 31, 2011.

(2)	Reflects annualized contractual base rent calculated on a straight-line basis in accordance with GAAP excluding the amortization of deferred revenue related to tenant-funded tenant improvements and expense reimbursement revenue. Additionally, the underlying leases contain various expense structures including full service gross, modified gross and triple net. Amounts represent percentage of total portfolio annualized contractual base rental revenue.

In addition to the 1.3 million rentable square feet, or 9.2%, of currently available space in our stabilized portfolio, leases representing approximately 4.7% and 9.9% of the occupied square footage of our stabilized portfolio are scheduled to expire during the remainder of 2011 and in 2012, respectively. The leases scheduled to expire during the remainder of 2011 and in 2012 represent approximately 1.3 million rentable square feet of office space, or 10.7% of our total annualized base rental revenue, and 0.5 million rentable square feet of industrial space, or 1.1% of our total annualized base rental revenue, respectively. We believe that the weighted average cash rental rates are approximately 10% to 15% above the current average quoted market rates for leases scheduled to expire during the remainder of 2011 and 2012, although individual properties within any particular submarket presently may be leased either above, below, or at the current quoted market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our overall portfolio. Our ability to re-lease available space depends upon both general market conditions and the market conditions in the specific regions in which individual properties are located.

Development and Redevelopment Programs.  We believe that a portion of our long-term future potential growth will continue to come from our development pipeline and redevelopment opportunities within our existing portfolio. Redevelopment opportunities are those projects in which we spend significant development and construction costs on existing buildings pursuant to a formal plan, the result of which is a higher economic return on the property. In recent periods we have delayed the timing and reduced the scope of our development program, which impacts the average development and redevelopment asset balances qualifying for interest and other carry cost capitalization. During the first quarter of 2011, we did not capitalize interest on six of our seven development pipeline properties with an aggregate cost basis of approximately $155.1 million, as it was determined these projects did not qualify for interest and other carry cost capitalization under GAAP. As of March 31, 2011, our development pipeline included 116.7 gross acres of land with an aggregate cost basis of approximately $269.2 million. While in recent periods we have delayed the timing and reduced the scope of our development program activity as a result of economic conditions in our submarkets, we continue to proactively evaluate development and redevelopment opportunities throughout the West Coast.

In the third quarter of 2010 we commenced the redevelopment of one of our buildings in the El Segundo submarket of Los Angeles County which encompasses approximately 300,000 rentable square feet. We are currently upgrading and modernizing the building and adjacent common areas since it was previously occupied by the Boeing Company and its predecessors for more than 25 years. The redevelopment project has a total estimated investment of approximately $50 million and is currently expected to be completed in the third quarter of 2011.

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

Incentive Compensation.  Our Executive Compensation Committee determines compensation, including equity and cash incentive programs, for our executive officers. The programs approved by the Executive Compensation Committee have historically provided for equity and cash compensation to be earned by our executive officers based on certain performance measures, including financial, operating, and development targets. Incentive compensation for our executive officers for 2011 has been structured to allow the Executive Compensation Committee to evaluate a variety of key factors and metrics at the end of the year and make a determination of incentive compensation for executive officers based on the Company and management’s overall performance. As a result, accrued incentive compensation and compensation expense for future incentive compensation awards will be affected by our operating and development performance, financial results, the performance of the trading price of the Company’s common stock, and market conditions. Consequently, we cannot predict the amounts that will be recorded in future periods related to such incentive compensation.

Share-Based Compensation.  As of March 31, 2011, there was $8.0 million of total unrecognized compensation cost related to outstanding nonvested shares of restricted common stock and nonvested RSUs issued under share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.7 years. The $8.0 million of unrecognized compensation cost does not reflect the future compensation cost for any potential share-based awards that may be issued based on the Company’s and management’s performance in 2011. Share-based compensation expense for future incentive compensation awards will be affected by our operating and development performance, financial results, the performance of the trading price of the Company’s common stock, and market conditions. Consequently, we cannot predict the amounts that will be recorded in future periods for such share-based awards. See Note 8 to our consolidated financial statements included in this report for additional information regarding our share-based incentive compensation plan.

Stabilized Portfolio Information

The following table reconciles the changes in the rentable square feet in our stabilized portfolio of operating properties from March 31, 2010 to March 31, 2011:

	Office Properties		Industrial Properties		Total
	Number of	Rentable	Number of	Rentable	Number of	Rentable
	Buildings	Square Feet	Buildings	Square Feet	Buildings	Square Feet

Total as of March 31, 2010	94	8,797,261	41	3,654,463	135	12,451,724
Acquisitions	10	2,078,011			10	2,078,011
Property moved to the redevelopment portfolio	(1)	(286,151)			(1)	(286,151)
Dispositions	(2)	(106,791)	(1)	(51,567)	(3)	(158,358)
Remeasurement		3,620		2,511	—	6,131

Total as of March 31, 2011	101	10,485,950	40	3,605,407	141	14,091,357

Occupancy Information

The following table sets forth certain information regarding our stabilized portfolio:

Stabilized Portfolio Occupancy

	Number of	Square Feet	Occupancy at(1)
Region	Buildings	Total	3/31/2011	12/31/2010	9/30/2010

Office Properties:
Los Angeles and Ventura Counties	29	3,065,626	90.7%	89.3%	89.6%
San Diego	63	5,466,298	87.8	86.4	82.2
Orange County	5	540,656	93.9	93.1	78.7
San Francisco	3	1,291,267	87.0	84.3	89.4
Greater Seattle	1	122,103	100.0	100.0	—

	101	10,485,950	89.0	87.5	84.8

Industrial Properties:
Los Angeles County	1	192,053	100.0	100.0	100.0
Orange County	39	3,413,354	95.6	93.5	90.0

	40	3,605,407	95.9	93.9	90.6

Total Stabilized Portfolio	141	14,091,357	90.8%	89.1%	86.4%

	Average Occupancy for
	Three Months Ended
	March 31,
	Stabilized		Core
	Portfolio(1)		Portfolio(2)
	2011	2010	2011	2010

Office Properties	88.8%	80.9%	88.9%	81.3%
Industrial Properties	94.5%	85.2%	94.5%	85.0%
Total Portfolio	90.2%	82.2%	90.6%	82.4%

(1)	Occupancy percentages reported are based on our stabilized portfolio as of the end of the period presented.

(2)	Occupancy percentages reported are based on Office Properties and Industrial Properties owned and stabilized as of January 1, 2010 and still owned and stabilized as of March 31, 2011.

As of March 31, 2011, the Office Properties and Industrial Properties represented approximately 91.6% and 8.4%, respectively, of our total annualized base rental revenue and approximately 93.5% and 6.5%, respectively, of our total net operating income, as defined.

Current Regional Information

Although real estate fundamentals continue to be challenging in many of our regional submarkets, we have started to see a general increase in occupancy across our portfolio, and we have generally seen a modest decrease in vacancy rates across many of our regional submarkets as well as a stabilization in rental rates and lease concession packages.

Los Angeles and Ventura Counties.  Our Los Angeles and Ventura Counties stabilized office portfolio of 3.1 million rentable square feet was 90.7% occupied with approximately 283,800 available rentable square feet as of March 31, 2011 compared to 89.3% occupied with approximately 328,800 available rentable square feet as of December 31, 2010.

As of March 31, 2011, an aggregate of approximately 424,800 and 188,500 rentable square feet are scheduled to expire in this region during the remainder of 2011 and 2012, respectively. The aggregate rentable square feet scheduled to expire in this region during the remainder of 2011 and 2012 represents approximately 4.9% of our occupied rentable square feet and 4.5% of our annualized base rental revenues in our total stabilized portfolio. Approximately 205,000 rentable square feet of the 424,800 rentable square feet that are scheduled to expire during the remainder of 2011 is related to a lease with one tenant in buildings along the 101-Corridor in Ventura County. The tenant is scheduled to vacate the properties upon expiration of the lease. Furthermore, as of the date of this report, we have leased approximately 70,000 rentable square feet in this region that was vacant at March 31, 2011. The new leases are scheduled to commence during the remainder of 2011.

San Diego County.  Our San Diego County stabilized office portfolio of 5.5 million rentable square feet was 87.8% occupied with approximately 666,100 available rentable square feet as of March 31, 2011 compared to 86.4% occupied with approximately 744,300 available rentable square feet as of December 31, 2010. As of the date of this report, we have leased approximately 155,800 rentable square feet in this region that was available at March 31, 2011. The new leases are scheduled to commence during the remainder of 2011.

As of March 31, 2011, leases representing an aggregate of approximately 42,300 and 463,200 rentable square feet are scheduled to expire during the remainder of 2011 and 2012, respectively, in this region. The aggregate rentable square feet scheduled to expire in this region during the remainder of 2011 and 2012 represents approximately 4.0% of our occupied rentable square feet and 4.4% of our annualized base rental revenues in our total stabilized portfolio.

Orange County.  As of March 31, 2011, our Orange County stabilized industrial portfolio was 95.6% occupied with approximately 148,800 available rentable square feet compared to 93.5% occupied with approximately 220,100 available rentable square feet as of December 31, 2010.

Our Orange County stabilized office portfolio of approximately 540,700 rentable square feet was 93.9% occupied with approximately 33,100 available rentable square feet as of March 31, 2011 compared to 93.1% occupied with approximately 37,300 available rentable square feet as of December 31, 2010.

As of March 31, 2011, leases representing an aggregate of approximately 99,100 and 510,700 rentable square feet are scheduled to expire during the remainder of 2011 and 2012, respectively, in this region. The aggregate rentable square feet scheduled to expire during the remainder of 2011 and 2012 represents approximately 4.9% of our occupied rentable square feet and 1.7% of our annualized base rental revenues in our total stabilized portfolio. Of the 609,800 rentable square feet scheduled to expire during the remainder of 2011 and 2012, approximately 531,200 rentable square feet is industrial space. As of the date of this report, we have leased approximately 133,100 rentable square feet of the 181,900 rentable square feet that was available in this region as of March 31, 2011. The new leases are expected to commence during the remainder of 2011.

San Francisco.  As of March 31, 2011, our San Francisco stabilized office portfolio was 87.0% occupied with approximately 167,900 available rentable square feet as of March 31, 2011 compared to 84.3% occupied with approximately 188,900 available rentable square feet as of December 31, 2010. The increase in the San Francisco stabilized office portfolio occupancy is primarily attributable to the commencement of a lease with approximately 36,600 rentable square feet during the first quarter of 2011. Furthermore, we acquired an office building encompassing approximately 90,700 rentable square feet in this region in the first quarter of 2011, which was 76.7% occupied as of March 31, 2011.

As of March 31, 2011, leases representing an aggregate of approximately 24,200 and 80,300 rentable square feet are scheduled to expire during the remainder of 2011 and 2012. As of the date of this report, we have leased approximately 101,200 rentable square feet in this region that was available at March 31, 2011. The new leases are scheduled to commence during the second and third quarters of 2011. The aggregate rentable square feet scheduled to expire in this region during the remainder of 2011 and 2012 represents approximately 0.8% of our occupied rentable square feet and less than 1.1% of our annualized base rental revenues in our total stabilized portfolio.

Greater Seattle.  As of March 31, 2011, our Greater Seattle stabilized office portfolio consists of one office building in Redmond, Washington, encompassing approximately 122,100 rentable square feet. The building was 100.0% occupied as of March 31, 2011 to a single tenant and the lease expires in 2015.

Results of Operations

Management internally evaluates the operating performance and financial results of our portfolio based on Net Operating Income for the consolidated portfolio. We define “Net Operating Income” as operating revenues (rental income, tenant reimbursements, and other property income) less operating expenses (property expenses, real estate taxes, provision for bad debts, and ground leases). The Net Operating Income information presented within this Management’s Discussion and Analysis of Financial Condition and Results of Operations is the same Net Operating Income information disclosed in our segment information in Note 10 to our consolidated financial statements.

Comparison of the Three Months Ended March 31, 2011 to the Three Months Ended March 31, 2010

The following table reconciles our Net Operating Income, as defined to our net income for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,		Dollar	Percentage
	2011	2010	Change	Change
	($ in thousands)

Net Operating Income, as defined	$61,902	$48,795	$13,107	26.9%
Unallocated (expense) income:
General and administrative expenses	(6,560)	(7,095)	535	(7.5)
Acquisition-related expenses	(472)	(313)	(159)	50.8
Depreciation and amortization	(29,311)	(20,938)	(8,373)	40.0
Interest income and other net investment gains	184	384	(200)	(52.1)
Interest expense	(20,876)	(11,956)	(8,920)	74.6

Net income	$4,867	$8,877	$(4,010)	(45.2)%

Rental Operations

The following table compares the Net Operating Income, as defined, for our total portfolio for the three months ended March 31, 2011 and 2010.

	Total Portfolio				Core Portfolio(1)
			Dollar	Percentage			Dollar	Percentage
	2011	2010	Change	Change	2011	2010	Change	Change
	($ in thousands)				($ in thousands)

Operating revenues:
Rental income	$80,290	$60,656	$19,634	32.4%	$62,414	$59,056	$3,358	5.7%
Tenant reimbursements	6,422	5,718	704	12.3	5,419	5,315	104	2.0
Other property income	1,413	445	968	217.5	1,359	445	914	205.4

Total	88,125	66,819	21,306	31.9	69,192	64,816	4,376	6.8

Property and related expenses:
Property expenses	17,689	12,020	5,669	47.2	13,057	11,404	1,653	14.5
Real estate taxes	8,169	6,036	2,133	35.3	5,856	5,640	216	3.8
Provision for bad debts	26	26	—	—	26	26	—	—
Ground leases	339	(58)	397	684.5	335	(61)	396	649.2

Total	26,223	18,024	8,199	45.5	19,274	17,009	2,265	13.3

Net Operating Income, as defined	$61,902	$48,795	$13,107	26.9%	$49,918	$47,807	$2,111	4.4%

(1)	Properties owned and stabilized as of January 1, 2010 and still owned and stabilized as of March 31, 2011.

Rental Income

Rental income increased $19.6 million, or 32.4%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily resulting from:

•	An increase of $17.7 million generated by ten office buildings we acquired during 2010 and one office building we acquired in the first quarter of 2011 (the “Acquisition Properties”);

•	An increase of $3.4 million primarily as a result of an increase in average occupancy for the properties owned and stabilized as of January 1, 2010 and still owned and stabilized as of March 31, 2011 (the “Core Portfolio”). Average occupancy increased 8.2%, from 82.4% for the three months ended March 31, 2010, to 90.6% for the three months ended March 31, 2011; and

•	An offsetting decrease of $1.4 million generated by one office building that was moved from the stabilized portfolio to the redevelopment portfolio during the third quarter of 2010 upon the expiration of the lease for that building (the “Redevelopment Property”).

Tenant Reimbursements

Tenant reimbursements increased $0.7 million, or 12.3%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 resulting from:

•	An increase of $1.0 million generated by the Acquisition Properties;

•	An increase of $0.1 million as a result of an increase in the Core Portfolio’s average occupancy, as discussed above under the caption “—Rental Income”; and

•	An offsetting decrease of $0.4 million generated by the Redevelopment Property.

Other Property Income

Other property income increased $1.0 million, or 217.5%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Other property income for both periods consisted primarily of lease termination fees and other miscellaneous income within the Core Portfolio.

Property Expenses

Property expenses increased $5.7 million, or 47.2%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily resulting from:

•	An increase of $4.3 million generated by the Acquisition Properties; and

•	An increase of $1.7 million generated by the Core Portfolio primarily resulting from:

•	An increase of $1.5 million attributable to an increase in legal fees and consulting costs primarily related to a dispute with a former tenant at one of our industrial buildings; and

•	An increase of $0.3 million attributable to an increase in certain recurring operating costs such as utilities, property management expenses, janitorial and other service-related costs partially as a result of an increase in average occupancy, as discussed above under the caption “—Rental Income.”

Real Estate Taxes

Real estate taxes increased $2.1 million, or 35.3%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily attributable to the Acquisition Properties.

Ground Leases

Ground leases increased $0.4 million, or 684.5%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily as a result of a ground rent expense adjustment in 2010 for our Kilroy Airport Center, Long Beach project. We were successful in negotiating a lower rental rate under the terms of the ground lease retroactive to January 1, 2006 which resulted in a lower ground rent expense for the three months ended March 31, 2010. The current period expense represents the expected ground rent expense for future periods.

Net Operating Income

Net Operating Income increased $13.1 million, or 26.9%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 for the reasons stated above.

Other Expenses and Income

Depreciation and Amortization

Depreciation and amortization increased by $8.4 million, or 40.0%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, primarily related to the Acquisition Properties.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts and loan cost amortization, net of capitalized interest for the three months ended March 31, 2011 and 2010:

			Dollar	Percentage
	2011	2010	Change	Change
	($ in thousands)

Gross interest expense	$22,855	$14,540	$8,315	57.2%
Capitalized interest	(1,979)	(2,584)	605	(23.4)%

Interest expense	$20,876	$11,956	$8,920	74.6%

Gross interest expense, before the effect of capitalized interest, increased $8.3 million, or 57.2%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 resulting from an increase in our average outstanding debt balances as a result of our acquisition activity. In addition, our weighted average effective interest rate increased from approximately 5.7% during the three months ended March 31, 2010 to approximately 6.1% during the three months ended March 31, 2011.

Capitalized interest decreased $0.6 million, or 23.4%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to a decrease in our average development and redevelopment asset balances qualifying for interest capitalization.

Liquidity and Capital Resources of the Company

In this “Liquidity and Capital Resources of the Company” section, the term the “Company” refers only to Kilroy Realty Corporation on an unconsolidated basis, and excludes the Operating Partnership and all other subsidiaries.

The Company’s business is operated primarily through the Operating Partnership. Distributions from the Operating Partnership are the Company’s source of capital. The Company believes the Operating Partnership’s sources of working capital, specifically its cash flow from operations, and borrowings available under its Credit Facility, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its preferred and common shareholders. Cash flows from operating activities generated by the Operating Partnership for the three months ended March 31, 2011 were sufficient to cover the Company’s payment of cash dividends to its shareholders. However, there can be no assurance that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distributions to the Company. The unavailability of capital could adversely affect the Operating Partnership’s ability to make distributions to the Company, which would in turn, adversely affect the Company’s ability to pay cash dividends to its shareholders.

The Company is a well-known seasoned issuer with an effective shelf registration statement for the public issuance of preferred or common equity securities and guarantees of debt securities, and for the public issuance by the Operating Partnership of debt securities. As circumstances warrant, the Company may issue securities from time to time on an opportunistic basis, depending upon market conditions and available pricing. When the Company receives proceeds from preferred or common equity issuances, it is required by the Operating Partnership’s partnership agreement to contribute the proceeds from its equity issuances to the Operating Partnership in exchange for preferred or common partnership units of the Operating Partnership. The Operating Partnership may use the proceeds to repay debt, including borrowings under its Credit Facility, develop new or existing properties, to make acquisitions of properties, portfolios of properties, or for general corporate purposes.

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

Distribution Requirements

The Company is required to distribute 90% of its REIT taxable income (excluding capital gains) on an annual basis to maintain qualification as a REIT for federal income tax purposes. While historically the Company has satisfied its distribution requirement by making cash distributions to its shareholders, for distributions with respect to taxable years ending on or before December 31, 2011, IRS guidance allows the Company to satisfy up to 90% of this requirement through the distribution of shares of the Company’s common stock, if certain conditions are met. The Company intends to continue to make, but has not committed to make, regular quarterly cash distributions to common stockholders and common unitholders from cash flow from operating activities. All such distributions are at the discretion of the board of directors. The Company has historically distributed amounts in excess of our taxable income resulting in a return of capital to its stockholders and the Company currently believes it has the ability to maintain distributions at the 2010 levels to meet its REIT requirements for 2011. The Company considers market factors and its performance in addition to REIT requirements in determining our distribution levels. In addition, one of the covenants contained within the Credit Facility prohibits the Company from paying dividends in excess of 95% of FFO.

On February 17, 2011, the Board of Directors declared a regular quarterly cash dividend of $0.350 per common share payable on April 15, 2011 to stockholders of record on March 31, 2011 and caused a $0.35 per Operating Partnership unit cash distribution to be paid in respect of the Operating Partnership’s common limited partnership interests, including those owned by the Company.

On February 17, 2011, the Board of Directors declared a dividend of $0.4875 per share on the Company’s Series E Preferred Stock and a dividend of $0.46875 per share on the Company’s Series F Preferred Stock for the period commencing on and including February 15, 2011 and ending on and including May 14, 2011.

Capitalization

As of March 31, 2011, our total debt as a percentage of total market capitalization was 39.2% and the total debt and liquidation value of our preferred equity as a percentage of total market capitalization was 44.6%, which was calculated based on the closing price per share of the Company’s common stock of $38.83 on March 31, 2011 as shown in the table below.

		Aggregate
		Principal
	Shares/Units	Amount or	% of Total
	at March 31,	$ Value	Market
	2011	Equivalent	Capitalization
	($ in thousands)

Debt:
Credit Facility		$57,000	1.5%
3.25% Exchangeable Notes due 2012(1)		148,000	3.9
4.25% Exchangeable Notes due 2014(1)		172,500	4.6
Unsecured Senior Notes due 2014		83,000	2.2
Unsecured Senior Notes due 2015(1)		325,000	8.6
Unsecured Senior Notes due 2020(1)		250,000	6.6
Secured debt(1)		447,053	11.8

Total debt		$1,482,553	39.2

Equity and Noncontrolling Interest:
7.450% Series A Cumulative Redeemable Preferred units(2)	1,500,000	$75,000	2.0%
7.800% Series E Cumulative Redeemable Preferred stock(3)	1,610,000	40,250	1.1
7.500% Series F Cumulative Redeemable Preferred stock(3)	3,450,000	86,250	2.3
Common units outstanding(4)	1,723,131	66,909	1.8
Common shares outstanding(4)(5)	52,419,393	2,035,445	53.6

Total equity and noncontrolling interests		2,303,854	60.8

Total Market Capitalization		$3,786,407	100.0%

(1)	Represents gross aggregate principal amount due at maturity, before the effect of the unamortized discounts as of March 31, 2011.

(2)	Value based on $50.00 per unit liquidation preference.

(3)	Value based on $25.00 per share liquidation preference.

(4)	Value based on closing price per share of our common stock of $38.83 as of March 31, 2011.

(5)	Does not include 6,037,500 shares of common stock we issued in an underwritten public offering in April 2011 at $38.25 per share (see Note 13 to our consolidated financial statements included in this report for additional information).

Liquidity and Capital Resources of the Operating Partnership

In this “Liquidity and Capital Resources of the Operating Partnership” section, the terms “we,” “our,” and “us” refer to the Operating Partnership or the Operating Partnership and the Company together, as the text requires.

General

Our primary liquidity sources and uses are as follows:

Liquidity Sources

•	Net cash flow from operations;

•	Borrowings under the Credit Facility;

•	Proceeds from additional secured or unsecured debt financings;

•	Proceeds from public or private issuance of debt or equity securities; and

•	Proceeds from the disposition of nonstrategic assets.

Liquidity Uses

•	Property or undeveloped land acquisitions;

•	Property operating and corporate expenses;

•	Capital expenditures, tenant improvement and leasing costs;

•	Debt service and principal payments, including debt maturities;

•	Distributions to common and preferred security holders;

•	Development and redevelopment costs; and

•	Outstanding debt repurchases.

General Strategy

Our general strategy is to maintain a conservative balance sheet with a top credit profile and to maintain a capital structure that allows for financial flexibility and diversification of capital resources. We manage our capital structure to reflect a long-term investment approach and utilize multiple sources of capital to meet our long-term capital requirements. We believe that our current projected liquidity requirements for the next twelve month period, as set forth above under the caption “—Liquidity Uses,” will be satisfied using a combination of the liquidity sources listed above. We believe our conservative leverage and staggered debt maturities provide us with financial flexibility and enhances our ability to obtain additional sources of liquidity if necessary, and, therefore, we are well-positioned to refinance or repay maturing debt and to pursue our strategy of seeking attractive acquisition opportunities, which we may finance, as necessary, with future public and private issuances of debt and equity securities.

2011 Financing Activities

•	In April 2011, the Company completed an underwritten public offering of 6,037,500 shares of our common stock. The net offering proceeds, after deducting underwriting discounts and commissions and offering expenses, of approximately $221.2 million were contributed to the Operating Partnership.

•	In January 2011, the Operating Partnership obtained a $135.0 million mortgage loan. The mortgage loan is secured by one property in San Francisco, bears interest at an annual rate of 4.27%, requires interest-only payments for the first two years with a 30-year amortization schedule thereafter, and is scheduled to mature on February 1, 2018.

Liquidity Sources

Exchangeable Notes, Unsecured Senior Notes, and Secured Debt

The aggregate principal amount of our Exchangeable Notes, unsecured senior notes, and secured debt of the Operating Partnership outstanding as of March 31, 2011 was as follows:

Aggregate
Principal
Amount Outstanding
($ in thousands)

3.25% Exchangeable Notes due 2012(1)	$148,000
4.25% Exchangeable Notes due 2014(1)	172,500
Unsecured Senior Notes due 2014	83,000
Unsecured Senior Notes due 2015(1)	325,000
Unsecured Senior Notes due 2020(1)	250,000
Secured Debt(1)	447,053

Total Exchangeable Notes, Unsecured Senior Notes, and Secured Debt	$1,425,553

(1)	Represents gross aggregate principal amount before the effect of the unamortized discounts as of March 31, 2011.

Debt Composition

The composition of the Operating Partnership’s aggregate debt balances between secured and unsecured and fixed-rate and variable-rate debt as of March 31, 2011 and December 31, 2010 was as follows:

	Percentage of Total Debt		Weighted Average Interest Rate
	March 31,	December 31,	March 31,	December 31,
	2011	2010	2011	2010

Secured vs. unsecured:
Unsecured(1)	69.8%	78.4%	5.0%	4.8%
Secured	30.2	21.6	5.5	6.0
Variable-rate vs. fixed-rate:
Variable-rate	3.8	11.0	2.9	2.9
Fixed-rate(1)	96.2	89.0	5.2	5.3
Stated interest rate(1)			5.2	5.1
Interest rate including loan costs(1)			5.7	5.7
GAAP effective rate(2)			6.3%	6.3%

(1)	Excludes the impact of the amortization of the noncash debt discounts related to the accounting required for our Exchangeable Notes.

(2)	Includes the impact of the amortization of the noncash debt discounts related to the accounting required for our Exchangeable Notes.

Credit Facility

The following table summarizes the balance and certain significant terms of the Credit Facility as of March 31, 2011 and December 31, 2010, respectively:

	March 31,	December 31,
	2011	2010
	(In thousands)

Outstanding borrowings	$57,000	$159,000
Remaining borrowing capacity	443,000	341,000

Total borrowing capacity (1)	$500,000	$500,000
Interest rate(2)	2.93%	2.99%
Facility Fee(3)	0.575
Maturity date(4)	August 2013

(1)	We may elect to borrow, subject to bank approval, up to an additional $200 million under an accordion feature under the terms of the Credit Facility.

(2)	As of March 31, 2011 and December 31, 2010, the Credit Facility interest rate included interest at an annual rate of LIBOR plus 2.675%.

(3)	The facility fee is equal to 0.575% of the total borrowing capacity and is paid on a quarterly basis. In addition to the facility fee, we also incurred debt origination and legal costs of approximately $5 million, which will be amortized as additional interest expense from the August 2010 origination date through the August 2013 contractual maturity date.

(4)	Under the terms of the Credit Facility, we may exercise an option to extend the maturity date by one year.

Debt Maturities

The following table summarizes our scheduled principal payments as of March 31, 2011:

		Unsecured
		Exchangeable
Year	Secured Debt(1)	Notes(2)	Senior Notes(3)	Credit Facility	Total
	(in thousands)

Remaining 2011	$73,418	—	—	—	$73,418
2012	156,292	148,000	—	—	304,292
2013	5,311	—	—	57,000	62,311
2014	5,827	172,500	83,000	—	261,327
2015	6,177	—	325,000	—	331,177
Thereafter	200,028	—	250,000	—	450,028

	$447,053	$320,500	$658,000	$57,000	$1,482,553

(1)	Includes the $52.0 million gross aggregate principal amount of a loan due in April 2012 before the effect of the unamortized discount of approximately $0.5 million as of March 31, 2011.

(2)	Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $18.9 million as of March 31, 2011.

(3)	Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $2.2 million as of March 31, 2011.

Debt Covenants

The Credit Facility, unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key existing financial covenants and their covenant levels include:

			Actual Performance at
	Covenant Level		March 31, 2011

Credit Facility (as defined in the Credit Agreement):
Total debt to total asset value	less than 60%		37%
Fixed charge coverage ratio	greater than 1.5	x	2.5	x
Unsecured debt ratio	greater than 1.67	x	2.6	x
Unencumbered asset pool debt service coverage	greater than 2.0	x	3.9	x
Unencumbered debt yield	greater than 12%		17%
Unsecured Senior Notes due 2015 and 2020 (as defined in the Indentures):
Total debt/total asset value	less than 60%		44%
Interest coverage	greater than 1.5	x	3.1	x
Secured debt/total asset value	less than 40%		13%
Unencumbered asset pool value to unsecured debt	greater than 150%		254%

The Operating Partnership was in compliance with all its debt covenants as of March 31, 2011. Our current expectation is that the Operating Partnership will continue to meet the requirements of its debt covenants in both the short and long term. However, in the event of a continued economic slow down and continued volatility in the credit markets, there is no certainty that the Operating Partnership will be able to continue to satisfy all the covenant requirements.

Liquidity Uses

Contractual Obligations

There have been no material changes to our contractual obligations and capital commitments as disclosed in our annual report on Form 10-K for the year ended December 31, 2010.

Acquisition Opportunities

In 2010 we acquired ten properties for approximately $637.6 million in cash and to date in 2011 we have acquired five properties for approximately $103.1 million in cash, all of which we funded through various capital raising activities. We continually consider acquisition opportunities as they arise, and may have one or more potential acquisitions under consideration, at varying stages of negotiation and due diligence review, at any point in time. We continue to actively evaluate strategic opportunities to acquire additional properties that provide attractive yields, significant potential for growth in cash flow from operations, present growth opportunities in strategic markets, or demonstrate the potential for improved performance through strategic management. We expect that any material acquisitions will be funded with borrowings under our Credit Facility or the public or private issuance of new debt or equity securities.

Factors That May Influence Future Sources of Capital and Liquidity of the Company and the Operating Partnership

We continue to evaluate sources of financing for our business activities, including borrowings under the Credit Facility, issuance of public and private unsecured debt, fixed-rate secured mortgage financing, and offerings of the Company’s common stock. However, the Operating Partnership’s ability to obtain new financing or refinance existing borrowings on favorable terms could be impacted by various factors including the state of economic conditions, significant tenant defaults, a decline in the demand for office or industrial properties, a decrease in market rental rates or market values of real estate assets in our submarkets, and the amount of future borrowings. These events could result in the following:

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

Consolidated Historical Cash Flow Summary

Our historical cash flow activity for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 is as follows:

	Three Months Ended March 31,
			Dollar	Percentage
	2011	2010	Change	Change
	($ in thousands)

Net cash provided by operating activities	$43,797	$33,568	$10,229	30.5%
Net cash used in investing activities	(61,137)	(37,464)	(23,673)	63.2%
Net cash provided by financing activities	9,208	4,749	4,459	93.9%

Operating Activities

Our cash flows from operations depends on numerous factors including the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, the level of operating expenses, the impact of property acquisitions and related financing activities, and other general and administrative costs. Our net cash provided by operating activities increased by $10.2 million, or 30.5%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily as the result of an increase in Net Operating Income from 2010 to 2011 resulting from the Acquisition Properties. See additional information under the caption “—Rental Operations.”

Investing Activities

Our net cash used in investing activities is generally used to fund property acquisitions, recurring and nonrecurring capital expenditures for our operating properties, and development and redevelopment projects. Our net cash used in investing activities increased $23.7 million, or 63.2%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. This net increase was primarily attributable to the following:

•	Approximately $17.1 million increase in cash paid for the acquisition of operating properties; and

•	An increase of $2.4 million in expenditures related to the redevelopment project on which we commenced construction in the third quarter of 2010. See additional information under the caption “—Factors That May Influence Future Results of Operations—Development and Redevelopment Programs.”

Financing Activities

Our net cash provided by or used in financing activities is generally impacted by our capital raising activities net of dividends and distributions paid to common and preferred security holders. Net cash provided by financing activities increased by $4.5 million, or 93.9%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, and was primarily attributable to the following:

•	Approximately $6.0 million increase as a result of the incurrence of debt to fund higher acquisition expenditures;

•	Approximately $1.4 million increase attributable to a decrease in the value of the shares and RSUs tendered to satisfy minimum statutory tax withholding requirements related to shares and RSUs that vested under our share-based incentive compensation plan in the first quarter of 2011 as compared to the first quarter of 2010 (see Note 8 to our consolidated financial statements); and

•	An offsetting decrease of $3.2 million as a result of higher dividends attributable to the issuance of 9.2 million shares in April 2010.

Consolidated Off-Balance Sheet Arrangements

As of March 31, 2011 and as of the date this report was filed, we did not have any off-balance sheet transactions, arrangements, or obligations, including contingent obligations.

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

The following table presents our FFO for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Net income available to common stockholders	$1,034	$4,886
Adjustments:
Net income attributable to noncontrolling common units of the Operating Partnership	34	192
Depreciation and amortization of real estate assets	29,059	20,728

Funds From Operations(1)	$30,127	$25,806

(1)	Reported amounts are attributable to common stockholders and common unitholders.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposures to market risk have not changed materially since December 31, 2010. For a discussion of quantitative and qualitative disclosures about market risk, see “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” in the Company’s and the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2010.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2011, the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, that disclosure controls and procedures were effective at the reasonable assurance level.

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

As required by SEC Rule 13a-15(b), the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2011, the end of the period covered by this report. Based on the foregoing, the Operating Partnership’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, that disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors included in the Company’s and the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(d)
				(c)	Maximum Number (or
				Total Number of Shares	Approximate Dollar
	(a)		(b)	(or Units) Purchased as	Value) of Shares (or
	Total Number of		Average Price	Part of Publicly	Units) that May Yet be
	Shares (or Units)		Paid per Share (or	Announced Plans or	Purchased Under the
Period	Purchased		Unit)	Programs	Plans or Programs

January 1—January 31, 2011	9,287	(1)	$36.47	—	—
February 1—February 28, 2011	2,198	(2)	38.69	—	—
March 1—March 31, 2011	—		—	—	—

Total	11,485		$36.90	—	988,025	(3)

(1)	In January 2011, a total of 9,287 shares were tendered to satisfy minimum statutory tax withholding obligations related to the vesting of restricted shares.

(2)	In February 2011, a total of 2,198 shares were tendered to satisfy minimum statutory tax withholding obligations related to the vesting of restricted shares.

(3)	Represents the number of shares that remain eligible for repurchase under a share repurchase program previously approved by our Board.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES-None

ITEM 4.	(REMOVED and RESERVED)

ITEM 5.	OTHER INFORMATION-None

ITEM 6.	EXHIBITS

Exhibit
Number		Description

3	.(i)1	Kilroy Realty Corporation Articles of Restatement(1)
3	.(i)2	Certificate of Limited Partnership of Kilroy Realty, L.P.(2)
3	.(i)3	Amendment to the Certificate of Limited Partnership of Kilroy Realty, L.P.(2)
3	.(ii)1	Second Amended and Restated Bylaws of Kilroy Realty Corporation(3)
3	.(ii)2	Amendment No. 1 to Second Amended and Restated Bylaws of Kilroy Realty Corporation(4)
4.1		Indenture, dated March 1, 2011, by and among Kilroy Realty, L.P., Kilroy Realty Corporation and U.S. Bank National Association, as trustee.(5)
10.1		Promissory Note dated January 12, 2011, executed by Kilroy Realty 303, LLC(6)
10.2		Deed of Trust, Security Agreement and Fixture Filing dated January 12, 2011, executed by Kilroy Realty 303, LLC(6)
10.3		Guaranty dated January 12, 2011, executed by Kilroy Realty, L.P.(6)
10.4		Unsecured Indemnity Agreement dated January 12, 2011, executed by Kilroy Realty 303, LLC(6)
31	.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty Corporation
31	.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty Corporation
31	.3*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty, L.P.
31	.4*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty, L.P.
32	.1*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty Corporation
32	.2*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty Corporation
32	.3*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty, L.P.
32	.4*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty, L.P.
101.1		The following Kilroy Realty Corporation financial information for the quarter ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Changes in Equity (unaudited) and (iv) Consolidated Statements of Cash Flows (unaudited) and (v) Notes to the Consolidated Financial Statements (unaudited), tagged as blocks of text.(7)

*	Filed herewith

(1)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2009.

(2)	Previously filed by Kilroy Realty, L.P. as an exhibit to the General Form for Registration of Securities on Form 10 as filed with the Securities and Exchange Commission on August 18, 2010.

(3)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2008.

(4)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 27, 2009.

(5)	Previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit to the Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on March 1, 2011.

(6)	Previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 13, 2011.

(7)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 3, 2011.

Kilroy Realty Corporation

By:	/s/ John B. Kilroy, Jr.
John B. Kilroy, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tyler H. Rose
Tyler H. Rose
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Heidi R. Roth
Heidi R. Roth
Senior Vice President and Controller
(Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 3, 2011.

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