Form 10-Q
period 2011-06-30
KILROY REALTY CORP; Kilroy Realty, L.P.
filed 2011-07-27
CIK 1025996, 1493976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR
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

Kilroy Realty Corporation  Yes ☐     No ☑

Kilroy Realty, L.P.  Yes ☐     No ☑

As of July 25, 2011, 58,464,412 shares of Kilroy Realty Corporation common stock, par value $.01 per share, were outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2011 of Kilroy Realty Corporation and Kilroy Realty, L.P. Unless stated otherwise or the context otherwise requires, references to “Kilroy Realty Corporation” or the “Company” mean Kilroy Realty Corporation, a Maryland corporation, and its controlled and consolidated subsidiaries, and references to “Kilroy Realty, L.P.” or the “Operating Partnership” mean Kilroy Realty, L.P., a Delaware limited partnership, and its controlled and consolidated subsidiaries. The terms “the Company,” “we,” “our,” and “us” refer to the Company or the Company and the Operating Partnership together, as the context requires.

The Company is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of June 30, 2011, the Company owned an approximate 97.1% common general partnership interest in the Operating Partnership. The remaining approximate 2.9% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of the Company. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control and can cause it to enter into certain major transactions including acquisitions, dispositions, and refinancings and cause changes in its line of business, capital structure, and distribution policies.

There are a few differences between the Company and the Operating Partnership which are reflected in the disclosures in this Form 10-Q. We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how the Company and the Operating Partnership operate as an interrelated, consolidated company. The Company is a REIT, whose only material asset is its ownership of partnership interests of the Operating Partnership. As a result, the Company does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. The Company itself is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company either directly or through its subsidiaries, conducts the operations of the Company’s business and is structured as a limited partnership with no publicly traded equity. Except for net proceeds from equity issuances by the Company, which the Company is required to contribute to the Operating Partnership in exchange for partnership units, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness or through the issuance of partnership units.

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

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	consolidated financial statements;

•	the following notes to the consolidated financial statements:

•	Note 5, Secured and Unsecured Debt of the Operating Partnership;

•	Note 6, Noncontrolling Interests on the Company’s Consolidated Financial Statements;

•	Note 7, Stockholders’ Equity of the Company;

•	Note 8, Partners’ Capital of the Operating Partnership;

•	Note 14, Net (Loss) Income Available to Common Stockholders per Share of the Company;

•	Note 15, Net (Loss) Income Available to Common Unitholders per Unit of the Operating Partnership;

•	Note 17, Pro Forma Results of the Company; and

•	Note 18, Pro Forma Results of the Operating Partnership.

This report also includes separate sections under Part I, Item 4. Controls and Procedures and separate Exhibit 31 and Exhibit 32 certifications for each of the Company and the Operating Partnership to establish that the Chief Executive Officer and the Chief Financial Officer of each entity have made the requisite certifications and that the Company and Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and 18 U.S.C. § 1350.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

QUARTERLY REPORT FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011

		Page

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS OF KILROY REALTY CORPORATION	5

	Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010	5

	Consolidated Statements of Operations for the Three and Six Months ended June 30, 2011 and 2010 (unaudited)	6

	Consolidated Statements of Equity for the Six Months ended June 30, 2011 and 2010 (unaudited)	7

	Consolidated Statements of Cash Flows for the Six Months ended June 30, 2011 and 2010 (unaudited)	8

Item 1.	FINANCIAL STATEMENTS OF KILROY REALTY, L.P.	9

	Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010	9

	Consolidated Statements of Operations for the Three and Six Months ended June 30, 2011 and 2010 (unaudited)	10

	Consolidated Statements of Capital for the Six Months ended June 30, 2011 and 2010 (unaudited)	11

	Consolidated Statements of Cash Flows for the Six Months ended June 30, 2011 and 2010 (unaudited)	12

	Notes to Consolidated Financial Statements	13

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	34

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	55

Item 4.	CONTROLS AND PROCEDURES (KILROY REALTY CORPORATION AND KILROY REALTY, L.P.)	55

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	56

Item 1A	RISK FACTORS	56

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	56

Item 3.	DEFAULTS UPON SENIOR SECURITIES	56

Item 4.	(REMOVED AND RESERVED)	56

Item 5.	OTHER INFORMATION	56

Item 6.	EXHIBITS	57

SIGNATURES		58
EX-31.1
EX-31.2
EX-31.3
EX-31.4
EX-32.1
EX-32.2
EX-32.3
EX-32.4
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS OF KILROY REALTY CORPORATION

KILROY REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2011	2010
	(unaudited)

ASSETS
REAL ESTATE ASSETS:
Land and improvements (Note 2)	$528,082	$491,333
Buildings and improvements (Note 2)	2,820,766	2,435,173
Undeveloped land and construction in progress	303,998	290,365

Total real estate held for investment	3,652,846	3,216,871
Accumulated depreciation and amortization	(720,864)	(672,429)

Total real estate assets, net	2,931,982	2,544,442
CASH AND CASH EQUIVALENTS	25,412	14,840
RESTRICTED CASH	1,349	1,461
MARKETABLE SECURITIES (Note 12)	5,654	4,902
CURRENT RECEIVABLES, NET (Note 4)	4,732	6,258
DEFERRED RENT RECEIVABLES, NET (Note 4)	97,958	89,052
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Notes 2 and 3)	153,231	131,066
DEFERRED FINANCING COSTS, NET (Note 5)	18,910	16,447
PREPAID EXPENSES AND OTHER ASSETS, NET	25,559	8,097

TOTAL ASSETS	$3,264,787	$2,816,565

LIABILITIES, NONCONTROLLING INTEREST AND EQUITY
LIABILITIES:
Secured debt, net (Notes 5 and 12)	$475,820	$313,009
Exchangeable senior notes, net (Notes 5 and 12)	303,374	299,964
Unsecured senior notes, net (Notes 5 and 12)	655,929	655,803
Unsecured line of credit (Notes 5 and 12)	245,000	159,000
Accounts payable, accrued expenses and other liabilities	66,664	68,525
Accrued distributions (Note 16)	22,563	20,385
Deferred revenue and acquisition-related intangible liabilities, net (Note 3)	90,149	79,322
Rents received in advance and tenant security deposits	28,117	29,189

Total liabilities	1,887,616	1,625,197

COMMITMENTS AND CONTINGENCIES (Note 11)

NONCONTROLLING INTEREST (Note 6):
7.45% Series A Cumulative Redeemable Preferred units of the Operating Partnership	73,638	73,638

EQUITY:
Stockholders’ Equity (Note 7):
Preferred stock, $.01 par value, 30,000,000 shares authorized:
7.45% Series A Cumulative Redeemable Preferred stock, $.01 par value, 1,500,000 shares authorized, none issued and outstanding	—	—
7.80% Series E Cumulative Redeemable Preferred stock, $.01 par value, 1,610,000 shares authorized, issued and outstanding ($40,250 liquidation preference)	38,425	38,425
7.50% Series F Cumulative Redeemable Preferred stock, $.01 par value, 3,450,000 shares authorized, issued and outstanding ($86,250 liquidation preference)	83,157	83,157
Common stock, $.01 par value, 150,000,000 shares authorized, 58,464,412 and 52,349,670 shares issued and outstanding, respectively	585	523
Additional paid-in capital	1,433,951	1,211,498
Distributions in excess of earnings	(285,916)	(247,252)

Total stockholders’ equity	1,270,202	1,086,351
Noncontrolling interest:
Common units of the Operating Partnership (Note 6)	33,331	31,379

Total equity	1,303,533	1,117,730

TOTAL LIABILITIES, NONCONTROLLING INTEREST AND EQUITY	$3,264,787	$2,816,565

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share data)

			Six Months Ended
	Three Months Ended June 30,		June 30,
	2011	2010	2011	2010

REVENUES:
Rental income	$83,452	$65,038	$163,742	$125,694
Tenant reimbursements	7,510	6,483	13,932	12,201
Other property income	1,102	895	2,515	1,340

Total revenues	92,064	72,416	180,189	139,235

EXPENSES:
Property expenses	17,583	14,543	35,272	26,563
Real estate taxes	8,413	6,482	16,582	12,518
Provision for bad debts	120	(12)	146	14
Ground leases (Note 11)	424	370	763	312
General and administrative expenses	7,440	6,728	14,000	13,823
Acquisition-related expenses	1,194	957	1,666	1,270
Depreciation and amortization	32,248	23,722	61,559	44,660

Total expenses	67,422	52,790	129,988	99,160

OTHER (EXPENSES) INCOME:
Interest income and other net investment gains (losses) (Note 12)	58	(18)	242	366
Interest expense (Note 5)	(21,228)	(13,088)	(42,104)	(25,044)
Loss on early extinguishment of debt	—	(4,564)	—	(4,564)

Total other (expenses) income	(21,170)	(17,670)	(41,862)	(29,242)
NET INCOME	3,472	1,956	8,339	10,833
Net loss (income) attributable to noncontrolling common units of the Operating Partnership	10	60	(24)	(132)

NET INCOME ATTRIBUTABLE TO KILROY REALTY CORPORATION	3,482	2,016	8,315	10,701
PREFERRED DISTRIBUTIONS AND DIVIDENDS:
Distributions to noncontrolling cumulative redeemable preferred units of the Operating Partnership	(1,397)	(1,397)	(2,794)	(2,794)
Preferred dividends	(2,402)	(2,402)	(4,804)	(4,804)

Total preferred distributions and dividends	(3,799)	(3,799)	(7,598)	(7,598)

NET (LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS	$(317)	$(1,783)	$717	$3,103

Net (loss) income available to common stockholders per share-basic (Note 14)	$(0.01)	$(0.04)	$0.00	$0.05

Net (loss) income available to common stockholders per share-diluted (Note 14)	$(0.01)	$(0.04)	$0.00	$0.05

Weighted average common shares outstanding-basic (Note 14)	57,685,710	50,296,643	55,008,765	46,674,494

Weighted average common shares outstanding-diluted (Note 14)	57,685,710	50,296,643	55,384,729	46,677,850

Dividends declared per common share	$0.35	$0.35	$0.70	$0.70

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands, except share and per share data)

							Noncontrol-
							ling Interests
		Common Stock				Total	– Common
				Additional	Distributions	Stock-	Units of the
	Preferred	Number of	Common	Paid-in	in Excess of	holders’	Operating	Total
	Stock	Shares	Stock	Capital	Earnings	Equity	Partnership	Equity

BALANCE AS OF DECEMBER 31, 2009	$121,582	43,148,762	$431	$913,657	$(180,722)	$854,948	$28,890	$883,838
Net income					10,701	10,701	132	10,833
Issuance of common stock		9,200,000	92	299,755		299,847		299,847
Issuance of share-based compensation awards		3,239		1,660		1,660		1,660
Noncash amortization of share-based compensation				3,361		3,361		3,361
Exercise of stock options		4,000		83		83		83
Repurchase of common stock and restricted stock units		(59,782)		(2,121)		(2,121)		(2,121)
Allocation to the equity component of cash paid upon repurchase of 3.25% Exchangeable Notes				(2,694)		(2,694)		(2,694)
Adjustment for noncontrolling interest				(4,985)		(4,985)	4,985	—
Preferred distributions and dividends					(7,598)	(7,598)		(7,598)
Dividends declared per common share and common unit ($0.70 per share/ unit)					(33,936)	(33,936)	(1,207)	(35,143)

BALANCE AS OF JUNE 30, 2010	$121,582	52,296,219	$523	$1,208,716	$(211,555)	$1,119,266	$32,800	$1,152,066

							Noncontrol-
							ling Interests
		Common Stock				Total	– Common
				Additional	Distributions	Stock-	Units of the
	Preferred	Number of	Common	Paid-in	in Excess of	holders’	Operating	Total
	Stock	Shares	Stock	Capital	Earnings	Equity	Partnership	Equity

BALANCE AS OF DECEMBER 31, 2010	$121,582	52,349,670	$523	$1,211,498	$(247,252)	$1,086,351	$31,379	$1,117,730
Net income					8,315	8,315	24	8,339
Issuance of common stock (Note 7)		6,037,500	61	220,954		221,015		221,015
Issuance of share-based compensation awards (Note 9)		68,727	1	2,155		2,156		2,156
Noncash amortization of share-based compensation				2,813		2,813		2,813
Exercise of stock options		15,000		395		395		395
Repurchase of common stock and restricted stock units (Note 9)		(11,485)		(732)		(732)		(732)
Exchange of common units of the Operating Partnership		5,000		91		91	(91)	—
Adjustment for noncontrolling interest				(3,223)		(3,223)	3,223	—
Preferred distributions and dividends					(7,598)	(7,598)		(7,598)
Dividends declared per common share and common unit ($0.70 per share/ unit)					(39,381)	(39,381)	(1,204)	(40,585)

BALANCE AS OF JUNE 30, 2011	$121,582	58,464,412	$585	$1,433,951	$(285,916)	$1,270,202	$33,331	$1,303,533

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,339	$10,833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of building and improvements and leasing costs	61,029	44,229
Increase in provision for bad debts	146	14
Depreciation of furniture, fixtures and equipment	530	431
Noncash amortization of share-based compensation awards	2,239	3,519
Noncash amortization of deferred financing costs and debt discounts and premiums	6,884	5,750
Noncash amortization of above/(below) market rents (Note 3)	1,398	32
Loss on early extinguishment of debt	—	4,564
Noncash amortization of deferred revenue related to tenant-funded tenant improvements	(4,668)	(4,775)
Changes in operating assets and liabilities:
Marketable securities	(752)	(635)
Current receivables	1,380	483
Deferred rent receivables	(8,906)	(5,421)
Other deferred leasing costs	398	(2,594)
Prepaid expenses and other assets	(3,519)	(2,991)
Accounts payable, accrued expenses and other liabilities	(6,384)	(4,177)
Deferred revenue	(577)	507
Rents received in advance and tenant security deposits	(1,072)	7,619

Net cash provided by operating activities	56,465	57,388

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for acquisition of operating properties (Note 2)	(378,554)	(373,574)
Expenditures for operating properties	(28,230)	(33,593)
Expenditures for development and redevelopment properties and undeveloped land	(12,347)	(8,113)
Net increase in escrow deposits	(16,500)	—
Decrease in restricted cash	112	1,096
Receipt of principal payments on note receivable	—	76

Net cash used in investing activities	(435,519)	(414,108)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock (Note 7)	221,015	299,847
Borrowings on unsecured line of credit	302,000	288,000
Repayments on unsecured line of credit	(216,000)	(235,000)
Principal payments on secured debt	(3,403)	(100,104)
Repurchase of exchangeable senior notes	—	(151,097)
Proceeds from issuance of secured debt (Note 5)	135,000	71,000
Proceeds from issuance of unsecured debt	—	247,870
Financing costs	(5,201)	(4,643)
Decrease in loan deposits	2,027	1,420
Repurchase of common stock and restricted stock units	(732)	(2,121)
Proceeds from exercise of stock options	395	83
Dividends and distributions paid to common stockholders and common unitholders	(37,877)	(31,392)
Dividends and distributions paid to preferred stockholders and preferred unitholders	(7,598)	(7,598)

Net cash provided by financing activities	389,626	376,265

Net increase in cash and cash equivalents	10,572	19,545
Cash and cash equivalents, beginning of period	14,840	9,883

Cash and cash equivalents, end of period	$25,412	$29,428

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $3,327 and $4,055 as of June 30, 2011 and 2010, respectively	$34,568	$18,634

NONCASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$9,966	$11,378

Tenant improvements funded directly by tenants to third parties	$3,027	$1,946

Assumption of secured debt with property acquisition (Notes 2 and 5)	$30,042	$51,079

Assumption of other liabilities with property acquisitions (Note 2)	$4,438	$6,369

NONCASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders	$21,064	$18,907

Accrual of dividends and distributions payable to preferred stockholders and preferred unitholders	$1,909	$1,909

Issuance of share-based compensation awards (Note 9)	$7,216	$5,418

Exchange of common units of the Operating Partnership into shares of the Company’s common stock	$91	$—

See accompanying notes to consolidated financial statements.

ITEM 1:	FINANCIAL STATEMENTS OF KILROY REALTY, L.P.

KILROY REALTY, L.P.

CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	June 30,	December 31,
	2011	2010
	(unaudited)

ASSETS
REAL ESTATE ASSETS:
Land and improvements (Note 2)	$528,082	$491,333
Buildings and improvements (Note 2)	2,820,766	2,435,173
Undeveloped land and construction in progress	303,998	290,365

Total real estate held for investment	3,652,846	3,216,871
Accumulated depreciation and amortization	(720,864)	(672,429)

Total real estate assets, net	2,931,982	2,544,442
CASH AND CASH EQUIVALENTS	25,412	14,840
RESTRICTED CASH	1,349	1,461
MARKETABLE SECURITIES (Note 12)	5,654	4,902
CURRENT RECEIVABLES, NET (Note 4)	4,732	6,258
DEFERRED RENT RECEIVABLES, NET (Note 4)	97,958	89,052
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Notes 2 and 3)	153,231	131,066
DEFERRED FINANCING COSTS, NET (Note 5)	18,910	16,447
PREPAID EXPENSES AND OTHER ASSETS, NET	25,559	8,097

TOTAL ASSETS	$3,264,787	$2,816,565

LIABILITIES, NONCONTROLLING INTEREST AND CAPITAL
LIABILITIES:
Secured debt, net (Notes 5 and 12)	$475,820	$313,009
Exchangeable senior notes, net (Notes 5 and 12)	303,374	299,964
Unsecured senior notes, net (Notes 5 and 12)	655,929	655,803
Unsecured line of credit (Notes 5 and 12)	245,000	159,000
Accounts payable, accrued expenses and other liabilities	66,664	68,525
Accrued distributions (Note 16)	22,563	20,385
Deferred revenue and acquisition-related intangible liabilities, net (Note 3)	90,149	79,322
Rents received in advance and tenant security deposits	28,117	29,189

Total liabilities	1,887,616	1,625,197

COMMITMENTS AND CONTINGENCIES (Note 11)

7.45% SERIES A CUMULATIVE REDEEMABLE PREFERRED UNITS	73,638	73,638

CAPITAL:
Partners’ Capital (Note 8):
7.80% Series E Cumulative Redeemable Preferred units, 1,610,000 units issued and outstanding ($40,250 liquidation preference)	38,425	38,425
7.50% Series F Cumulative Redeemable Preferred units, 3,450,000 units issued and outstanding ($86,250 liquidation preference)	83,157	83,157
Common units, 58,464,412 and 52,349,670 held by the general partner and 1,718,131 and 1,723,131 held by common limited partners issued and outstanding, respectively	1,180,249	994,511

Total partners’ capital	1,301,831	1,116,093
Noncontrolling interest in consolidated subsidiaries	1,702	1,637

Total capital	1,303,533	1,117,730

TOTAL LIABILITIES, NONCONTROLLING INTEREST AND CAPITAL	$3,264,787	$2,816,565

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

REVENUES:
Rental income	$83,452	65,038	$163,742	$125,694
Tenant reimbursements	7,510	6,483	13,932	12,201
Other property income	1,102	895	2,515	1,340

Total revenues	92,064	72,416	180,189	139,235

EXPENSES:
Property expenses	17,583	14,543	35,272	26,563
Real estate taxes	8,413	6,482	16,582	12,518
Provision for bad debts	120	(12)	146	14
Ground leases (Note 11)	424	370	763	312
General and administrative expenses	7,440	6,728	14,000	13,823
Acquisition-related expenses	1,194	957	1,666	1,270
Depreciation and amortization	32,248	23,722	61,559	44,660

Total expenses	67,422	52,790	129,988	99,160

OTHER (EXPENSES) INCOME:
Interest income and other net investment gains (losses) (Note 12)	58	(18)	242	366
Interest expense (Note 5)	(21,228)	(13,088)	(42,104)	(25,044)
Loss on early extinguishment of debt	—	(4,564)	—	(4,564)

Total other (expenses) income	(21,170)	(17,670)	(41,862)	(29,242)

NET INCOME	3,472	1,956	8,339	10,833
Net income attributable to noncontrolling interests in consolidated subsidiaries	(32)	(51)	(65)	(96)

NET INCOME ATTRIBUTABLE TO KILROY REALTY, L.P.	3,440	1,905	8,274	10,737
PREFERRED DISTRIBUTIONS	(3,799)	(3,799)	(7,598)	(7,598)

NET (LOSS) INCOME AVAILABLE TO COMMON UNITHOLDERS	$(359)	$(1,894)	$676	$3,139

Net (loss) income available to common unitholders per unit-basic (Note 15)	$(0.01)	$(0.04)	$0.00	$0.05

Net (loss) income available to common unitholders per unit-diluted (Note 15)	$(0.01)	$(0.04)	$0.00	$0.05

Weighted average common units outstanding-basic (Note 15)	59,407,687	52,019,774	56,731,316	48,397,625

Weighted average common units outstanding-diluted (Note 15)	59,407,687	52,019,774	57,107,280	48,400,981

Distributions declared per common unit	$0.35	$0.35	$0.70	$0.70

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.

CONSOLIDATED STATEMENTS OF CAPITAL
(unaudited, in thousands, except unit and per unit data)

	Partners’				Noncontrolling
	Capital				Interests
		Number of		Total	in
	Preferred	Common	Common	Partners’	Consolidated	Total
	Units	Units	Units	Capital	Subsidiaries	Capital

BALANCE AS OF DECEMBER 31, 2009	$121,582	44,871,893	$760,756	$882,338	$1,500	$883,838
Net income			10,737	10,737	96	10,833
Issuance of common units		9,200,000	299,847	299,847		299,847
Issuance of share-based compensation awards		3,239	1,660	1,660		1,660
Noncash amortization of share-based compensation			3,361	3,361		3,361
Exercise of stock options		4,000	83	83		83
Repurchase of common units and restricted stock units		(59,782)	(2,121)	(2,121)		(2,121)
Allocation to the equity component of cash paid upon repurchase of 3.25% Exchangeable Notes			(2,694)	(2,694)		(2,694)
Other			20	20	(20)	—
Preferred distributions			(7,598)	(7,598)		(7,598)
Distributions declared per common unit ($0.70 per unit)			(35,143)	(35,143)		(35,143)

BALANCE AS OF JUNE 30, 2010	$121,582	54,019,350	$1,028,908	$1,150,490	$1,576	$1,152,066

	Partners’				Noncontrolling
	Capital				Interests
		Number of		Total	in
	Preferred	Common	Common	Partners’	Consolidated	Total
	Units	Units	Units	Capital	Subsidiaries	Capital

BALANCE AS OF DECEMBER 31, 2010	$121,582	54,072,801	$994,511	$1,116,093	$1,637	$1,117,730
Net income			8,274	8,274	65	8,339
Issuance of common units (Note 8)		6,037,500	221,015	221,015		221,015
Issuance of share-based compensation awards (Note 9)		68,727	2,156	2,156		2,156
Noncash amortization of share-based compensation			2,813	2,813		2,813
Exercise of stock options		15,000	395	395		395
Repurchase of common units and restricted stock units (Note 9)		(11,485)	(732)	(732)		(732)
Preferred distributions			(7,598)	(7,598)		(7,598)
Distributions declared per common unit ($0.70 per unit)			(40,585)	(40,585)		(40,585)

BALANCE AS OF JUNE 30, 2011	$121,582	60,182,543	$1,180,249	$1,301,831	$1,702	$1,303,533

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,339	$10,833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of building and improvements and leasing costs	61,029	44,229
Increase in provision for bad debts	146	14
Depreciation of furniture, fixtures and equipment	530	431
Noncash amortization of share-based compensation awards	2,239	3,519
Noncash amortization of deferred financing costs and debt discounts and premiums	6,884	5,750
Noncash amortization of above/(below) market rents (Note 3)	1,398	32
Loss on early extinguishment of debt	—	4,564
Noncash amortization of deferred revenue related to tenant-funded tenant improvements	(4,668)	(4,775)
Changes in operating assets and liabilities:
Marketable securities	(752)	(635)
Current receivables	1,380	483
Deferred rent receivables	(8,906)	(5,421)
Other deferred leasing costs	398	(2,594)
Prepaid expenses and other assets	(3,519)	(2,991)
Accounts payable, accrued expenses and other liabilities	(6,384)	(4,177)
Deferred revenue	(577)	507
Rents received in advance and tenant security deposits	(1,072)	7,619

Net cash provided by operating activities	56,465	57,388

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for acquisition of operating properties (Note 2)	(378,554)	(373,574)
Expenditures for operating properties	(28,230)	(33,593)
Expenditures for development and redevelopment properties and undeveloped land	(12,347)	(8,113)
Net increase in escrow deposits	(16,500)	—
Decrease in restricted cash	112	1,096
Receipt of principal payments on note receivable	—	76

Net cash used in investing activities	(435,519)	(414,108)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common units (Note 8)	221,015	299,847
Borrowings on unsecured line of credit	302,000	288,000
Repayments on unsecured line of credit	(216,000)	(235,000)
Principal payments on secured debt	(3,403)	(100,104)
Repurchase of exchangeable senior notes	—	(151,097)
Proceeds from issuance of secured debt (Note 5)	135,000	71,000
Proceeds from issuance of unsecured debt	—	247,870
Financing costs	(5,201)	(4,643)
Decrease in loan deposits	2,027	1,420
Repurchase of common units and restricted stock units	(732)	(2,121)
Proceeds from exercise of stock options	395	83
Distributions paid to common unitholders	(37,877)	(31,392)
Distributions paid to preferred unitholders	(7,598)	(7,598)

Net cash provided by financing activities	389,626	376,265

Net increase in cash and cash equivalents	10,572	19,545
Cash and cash equivalents, beginning of period	14,840	9,883

Cash and cash equivalents, end of period	$25,412	$29,428

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $3,327 and $4,055 as of June 30, 2011 and 2010, respectively	$34,568	$18,634

NONCASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$9,966	$11,378

Tenant improvements funded directly by tenants to third parties	$3,027	$1,946

Assumption of secured debt with property acquisitions (Notes 2 and 5)	$30,042	$51,079

Assumption of other liabilities with property acquisitions (Note 2)	$4,438	$6,369

NONCASH FINANCING TRANSACTIONS:
Accrual of distributions payable to common unitholders	$21,064	18,907

Accrual of distributions payable to preferred unitholders	$1,909	$1,909

Issuance of share-based compensation awards (Note 9)	$7,216	$5,418

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2011 and 2010
(unaudited)

1.	Organization and Basis of Presentation

Organization

Kilroy Realty Corporation (the “Company”) is a self-administered real estate investment trust (“REIT”) active in office and industrial submarkets along the West Coast. We own, develop, acquire and manage real estate assets, consisting primarily of Class A properties in the coastal regions of Los Angeles, Orange County, San Diego, greater Seattle and the San Francisco Bay Area, which we believe have strategic advantages and strong barriers to entry. We qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “KRC.”

We own our interests in all of our real estate assets through Kilroy Realty, L.P. (the “Operating Partnership”) and Kilroy Realty Finance Partnership, L.P. (the “Finance Partnership”). We conduct substantially all of our operations through the Operating Partnership. Unless stated otherwise or the context indicates otherwise, the term “Kilroy Realty Corporation” or the “Company” refers to Kilroy Realty Corporation and its consolidated subsidiaries and the term “Operating Partnership” refers to Kilroy Realty, L.P. and its consolidated subsidiaries. The terms “the Company,” “we,” “our,” and “us” refer to the Company or the Company and the Operating Partnership together, as the context requires. The descriptions of our business, employees, and properties apply to both the Company and the Operating Partnership.

The following table of office buildings (the “Office Properties”) and industrial buildings (the “Industrial Properties”) summarizes our stabilized portfolio of operating properties as of June 30, 2011. As of June 30, 2011, all of our properties and all of our business is currently conducted in the state of California with the exception of the operation of six office properties located in the state of Washington.

	Number of	Rentable	Number of
	Buildings	Square Feet	Tenants	Percentage Occupied

Office Properties(1)	107	11,465,821	416	87.9%
Industrial Properties	40	3,605,407	62	97.6%

Total Stabilized Portfolio	147	15,071,228	478	90.2%

(1)	Includes eight office properties acquired during the six months ended June 30, 2011 for a total amount of $413.0 million (see Note 2 for additional information).

Our stabilized portfolio excludes undeveloped land, development and redevelopment properties currently under construction or committed for construction, “lease-up” properties, and one property that we are in the process of repositioning for residential use. As of June 30, 2011, we had one office redevelopment property encompassing approximately 300,000 rentable square feet under construction and we had one office redevelopment property encompassing approximately 98,000 rentable square feet which we removed from the stabilized portfolio since it was committed for redevelopment. We define “lease-up” properties as properties we recently developed or redeveloped that have not yet reached 95% occupancy and are within one year following cessation of major construction activities. We had no “lease-up” properties as of June 30, 2011.

As of June 30, 2011, the Company owned a 97.1% general partnership interest in the Operating Partnership. The remaining 2.9% common limited partnership interest in the Operating Partnership as of June 30, 2011 was owned by non-affiliated investors and certain of our directors and officers (see Note 6). Both the general and limited common partnership interests in the Operating Partnership are denominated in common units. The number of common units held by the Company is at all times equivalent to the number of outstanding shares of the Company’s common stock, and the entitlements of all the common units to quarterly distributions and payments in liquidation mirror those of the the Company’s common stockholders. The common limited partners have certain redemption

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rights as provided in the Operating Partnership’s Fifth Amended and Restated Agreement of Limited Partnership (as amended, the “Partnership Agreement”) (see Note 6).

Kilroy Realty Finance, Inc., our wholly-owned subsidiary, is the sole general partner of the Finance Partnership and owns a 1.0% general partnership interest. The Operating Partnership owns the remaining 99.0% limited partnership interest. Kilroy Services, LLC (“KSLLC”), which is a wholly-owned subsidiary of the Operating Partnership, is the entity through which we conduct substantially all of our development activities. With the exception of the Operating Partnership, all of our subsidiaries, which include Kilroy Realty TRS, Inc., Kilroy Realty Management, L.P., Kilroy RB, LLC, Kilroy RB II, LLC, Kilroy Realty Northside Drive, LLC, and Kilroy Realty 303, LLC, are wholly-owned.

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

The consolidated financial statements of the Company and the Operating Partnership also include variable interest entities (“VIE”) in which we are deemed to be the primary beneficiary. As of June 30, 2011, we had one bankruptcy-remote VIE, Kilroy Realty Northside Drive, LLC, which was formed in 2010 to hold three properties that secure the debt we assumed when we acquired the properties in 2010. The assets held by this entity are not available to satisfy the debts and other obligations of the Company or the Operating Partnership.

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

Change in Reportable Segments from Form 10-K for the year ended December 31, 2010

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

During the three and six months ended June 30, 2011, the amount of revenues and Net Operating Income generated by our Industrial Properties, in relation to our total consolidated operating portfolio revenues and Net Operating Income, had fallen below the required 10% quantitative reporting thresholds for the Industrial Properties to be considered a reportable segment under GAAP. Therefore, for the three and six months ended June 30, 2011,

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

our only reportable segment is our Office Properties segment. See Note 13 for a reconciliation of our Office Properties segment to our consolidated revenues, Net Operating Income, net income and consolidated assets.

2.	Acquisitions

During the six months ended June 30, 2011, we acquired the eight office properties listed below from unrelated third parties. Unless otherwise noted, we funded these acquisitions principally with the net proceeds from the Company’s public offering of common stock (see Note 7), and borrowings under the unsecured line of credit (see Note 5).

					Percentage
					Occupied
				Rentable	as of	Purchase
	Property	Date of	Number of	Square	June 30,	Price
Property	Type	Acquisition	Buildings	Feet	2011	(in millions)(1)

250 Brannan Street San Francisco, CA	Office	January 28, 2011	1	90,742	76.7%	$33.0
10210, 10220, and 10230 NE Points Drive; 3933 Lake Washington Boulevard NE Kirkland, WA(2)	Office	April 21, 2011	4	279,924	87.3%	100.1
10770 Wateridge Circle San Diego, CA	Office	May 12, 2011	1	174,310	97.5%	32.7
601 108th Avenue N.E. Bellevue, WA	Office	June 3, 2011	1	488,470	89.8%	215.0
4040 Civic Center Drive San Rafael, CA	Office	June 9, 2011	1	126,787	93.1%	32.2

Total			8	1,160,233		$413.0

(1)	Excludes acquisition-related costs.

(2)	In connection with this acquisition, we assumed secured debt with an outstanding principal balance of $30.0 million and a premium of $1.0 million as a result of recording this debt at fair value on the acquisition date (see Note 5).

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The related assets, liabilities, and results of operations of all acquired properties are included in the consolidated financial statements as of the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the respective acquisition dates:

	601 108th Avenue	All Other
	N.E., Bellevue, WA(1)	Acquisitions(2)	Total
	(in thousands)

Assets
Land(3)	$—	$36,740	$36,740
Buildings and improvements(4)	214,095	143,545	357,640
Undeveloped land	—	2,560	2,560
Deferred leasing costs and acquisition-related intangible assets(5)	13,790	17,500	31,290

Total assets acquired	227,885	200,345	428,230

Liabilities
Deferred revenue and acquisition-related intangible liabilities(6)	12,850	1,390	14,240
Secured debt(7)	—	30,997	30,997
Accounts payable, accrued expenses and other liabilities	2,380	2,059	4,439

Total liabilities assumed	15,230	34,446	49,676

Net assets and liabilities acquired(8)	$212,655	$165,899	$378,554

(1)	The purchase of 601 108th Avenue N.E., Bellevue, WA, represents the largest acquisition and 52.1% of the total aggregate purchase price of the properties acquired during the six months ended June 30, 2011.

(2)	The purchase price of all other acquisitions completed during the six months ended June 30, 2011 were individually less than 5% and in aggregate less than 10% of the Company’s total assets as of December 31, 2010.

(3)	In connection with the acquisition of 601 108th Avenue N.E., Bellevue, WA,, we assumed the lessee obligations under a noncancellable ground lease that is scheduled to expire in November 2093 (see Notes 3 and 11).

(4)	Represents buildings, building improvements, and tenant improvements.

(5)	Represents in-place leases (approximately $18.9 million with a weighted average amortization period of 4.1 years), above-market leases (approximately $6.6 million with a weighted average amortization period of 4.5 years), and unamortized leasing commissions (approximately $5.7 million with a weighted average amortization period of 2.8 years).

(6)	Represents below-market leases (approximately $9.0 million with a weighted average amortization period of 4.3 years) and an above-market ground lease obligation (approximately $5.2 million with a weighted average amortization period of 82.5 years), under which we are the lessee.

(7)	Represents the mortgage loan, which includes an unamortized premium of approximately $1.0 million, assumed in connection with the properties acquired in April 2011 (see Note 5).

(8)	Reflects the purchase price net of assumed secured debt and other lease-related obligations.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Deferred Leasing Costs and Acquisition-related Intangible Assets and Liabilities, net

The following table summarizes our identified deferred leasing costs and acquisition-related intangible assets (acquired value of leasing costs, above-market leases, and in-place leases) and intangible liabilities (acquired value of below-market leases and above-market ground lease obligation) as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
	(in thousands)

Deferred Leasing Costs and Acquisition-related Intangible Assets, net(1):
Deferred leasing costs	$131,098	$128,980
Accumulated amortization	(43,921)	(45,869)

Deferred leasing costs, net	87,177	83,111

Above-market leases	27,922	21,321
Accumulated amortization	(4,747)	(2,163)

Above-market leases, net	23,175	19,158

In-place leases	50,915	36,964
Accumulated amortization	(8,036)	(8,167)

In-place leases, net	42,879	28,797

Total deferred leasing costs and acquisition-related intangible assets, net	$153,231	$131,066

Acquisition-related Intangible Liabilities, net(1)(2):

Below-market leases	$27,152	$21,938
Accumulated amortization	(2,462)	(5,094)

Below-market leases, net	24,690	16,844

Above-market ground lease obligation	5,200	—
Accumulated amortization	(5)	—

Above-market ground lease obligation, net	5,195	—

Total acquisition-related intangible liabilities, net	$29,885	$16,844

(1)	Balances and accumulated amortization amounts at June 30, 2011 reflect the write-off of the following fully amortized amounts at January 1, 2011: deferred leasing costs (approximately $10.4 million), in-place leases (approximately $5.0 million), and below-market leases (approximately $3.8 million). Our accounting policy is to write-off the asset and corresponding accumulated amortization for fully amortized balances on January 1st of each fiscal year.

(2)	Included in deferred revenue and acquisition-related intangible liabilities, net in the consolidated balance sheets.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth amortization related to deferred leasing costs and acquisition-related intangibles for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended
	June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)

Deferred leasing costs(1)	$3,970	$2,968	$7,738	$5,673
Net above-market leases(2)	745	60	1,398	32
In-place leases(1)	2,686	267	4,859	285
Above-market ground lease obligation(3)	5	—	5	—

Total	$7,406	$3,295	$14,000	$5,990

(1)	The amortization of deferred leasing costs and in-place leases is recorded to depreciation and amortization expense in the consolidated statements of operations for the periods presented.

(2)	The amortization of net above-market leases is recorded as a decrease to rental income in the consolidated statements of operations for the periods presented.

(3)	The amortization of the above-market ground lease obligation is recorded as a decrease to ground lease expense in the consolidated statements of operations for the periods presented.

The following table sets forth the estimated annual amortization expense related to deferred leasing costs and acquisition-related intangibles as of June 30, 2011 for future periods:

				Above-Market
	Deferred Leasing	Net Above-/(Below)-	In-Place	Ground Lease
Year Ending	Costs	Market Leases(1)	Leases	Obligation
	(in thousands)

Remaining 2011	$8,946	$706	$6,165	$32
2012	16,558	1,303	10,766	63
2013	14,751	1,062	8,682	63
2014	13,042	324	6,922	63
2015	9,859	(220)	3,991	63
Thereafter	24,021	(4,690)	6,353	4,911

Total	$87,177	$(1,515)	$42,879	$5,195

(1)	Represents estimated annual net amortization related to above-/(below)-market leases. Amounts shown for 2011-2014 represent net above-market leases which will be recorded as a decrease to rental income in the consolidated statement of operations, and amounts shown for the periods 2015 and thereafter represent net below-market leases which will be recorded as an increase to rental income in the consolidated statement of operations.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Receivables

Current Receivables, net

Current receivables, net is primarily comprised of contractual rents and other lease-related obligations due from tenants. The balance consisted of the following as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
	(in thousands)

Current receivables	$7,655	$9,077
Allowance for uncollectible tenant receivables	(2,923)	(2,819)

Current receivables, net	$4,732	$6,258

Deferred Rent Receivables, net

Deferred rent receivables, net consisted of the following as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
	(in thousands)

Deferred rent receivables	$101,780	$92,883
Allowance for deferred rent receivables	(3,822)	(3,831)

Deferred rent receivables, net	$97,958	$89,052

5.	Secured and Unsecured Debt of the Operating Partnership

Secured Debt

In January 2011, the Operating Partnership borrowed $135.0 million under a mortgage loan that is scheduled to mature on February 1, 2018. The mortgage loan is secured by our 303 Second Street property in San Francisco, bears interest at an annual rate of 4.27%, and requires interest-only payments for the first two years with a 30-year amortization schedule thereafter. We used a portion of the proceeds to repay borrowings under the Operating Partnership’s unsecured line of credit (the “Credit Facility”).

In April 2011, in connection with the acquisition of four office buildings in Kirkland, Washington, the Operating Partnership assumed a mortgage loan that is secured by the project. The assumed mortgage loan had a principal balance of $30.0 million at the acquisition date and is scheduled to mature on April 15, 2015. This mortgage loan was recorded at fair value on the date of the acquisition resulting in a premium of approximately $1.0 million. This premium will be accreted on a straight-line basis, which approximates the effective interest method, as a reduction to interest expense from the acquisition date through the maturity date of the mortgage loan. The loan bears contractual interest at an annual rate of 4.94% and requires monthly principal and interest payments based on a 30-year amortization period.

Although both new mortgage loans are secured and non-recourse to the Company and the Operating Partnership, the Company provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments, and environmental liabilities.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Exchangeable Senior Notes

The following table summarizes the balance and significant terms of the Company’s 3.25% Exchangeable Notes due 2012 (the “3.25% Exchangeable Notes”) and 4.25% Exchangeable Notes due 2014 (the “4.25% Exchangeable Notes” and together with the 3.25% Exchangeable Notes, the “Exchangeable Notes”) outstanding as of June 30, 2011 and December 31, 2010:

	3.25% Exchangeable Notes		4.25% Exchangeable Notes
	June 30,	December 31,	June 30,	December 31,
	2011	2010	2011	2010
	(in thousands)

Principal amount	$148,000	$148,000	$172,500	$172,500
Unamortized discount	(2,485)	(4,004)	(14,641)	(16,532)

Net carrying amount of liability component	$145,515	$143,996	$157,859	$155,968

Carrying amount of equity component	$33,675		$19,835
Maturity date	April 2012		November 2014
Stated coupon rate	3.25%(1)		4.25%(2)
Effective interest rate(3)	5.45%		7.13%
Exchange rate per $1,000 principal value of the Exchangeable Notes, as adjusted(4)	11.3636		27.8307
Exchange price, as adjusted(4)	$88.00		$35.93
Number of shares on which the aggregate consideration to be delivered on conversion is determined(4)	1,681,813		4,800,796

(1)	Interest on the 3.25% Exchangeable Notes is payable semi-annually in arrears on April 15th and October 15th of each year.

(2)	Interest on the 4.25% Exchangeable Notes is payable semi-annually in arrears on May 15th and November 15th of each year.

(3)	The rate at which we record interest expense for financial reporting purposes, which reflects the amortization of the discounts on the Exchangeable Notes. This rate represents our conventional debt borrowing rate at the date of issuance.

(4)	The exchange rate, exchange price, and the number of shares to be delivered upon conversion are subject to adjustment under certain circumstances including increases in our common dividends.

Capped Call Transactions

In connection with the offerings of the Exchangeable Notes, we entered into capped call option transactions (“capped calls”) to mitigate the dilutive impact of the potential exchange of the Exchangeable Notes. The following table summarizes our capped call option positions as of both June 30, 2011 and December 31, 2010:

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

For the three and six months ended June 30, 2011, the per share average trading price of the Company’s common stock on the New York Stock Exchange (“NYSE”) was higher than the $35.93 exchange price for the 4.25% Exchangeable Notes, as presented below:

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011

Average Trading Price of the Company’s Stock	$39.90	$38.94

As a result, even though there would be no dilutive economic impact to our earnings until the Company’s share price exceeded $42.81, which is the exchange price after the impact of the capped calls, and even though the 4.25%

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Exchangeable Notes were not convertible as of June 30, 2011, we are required to include the dilutive impact of the 4.25% Exchangeable Notes based on the average share price in our diluted earnings per share and per unit calculations for the six months ended June 30, 2011 (see Notes 14 and 15). We are not required to include the the dilutive impact of the 4.25% Exchangeable Notes in our diluted earnings per share and per unit calculations for the three months ended June 30, 2011, since we had a net loss available to common stockholders and unitholders during this period and the effect would be anti-dilutive (see Notes 14 and 15). If the 4.25% Exchangeable Notes were able to be converted as of June 30, 2011, the approximate fair value of the shares upon conversion at that date would have been equal to approximately $191.4 million, which would exceed the $172.5 million principal amount of the 4.25% Exchangeable Notes by approximately $18.9 million.

Interest Expense for the Exchangeable Notes

The unamortized discount on the Exchangeable Notes is accreted as additional interest expense from the date of issuance through the maturity date of the applicable Exchangeable Notes. The following table summarizes the total interest expense attributable to the Exchangeable Notes based on the effective interest rates set forth above, before the effect of capitalized interest, for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)

Contractual interest payments	$3,035	$4,241	$6,070	$8,495
Amortization of discount	1,722	2,372	3,410	4,679

Interest expense attributable to the Exchangeable Notes	$4,757	$6,613	$9,480	$13,174

Unsecured Line of Credit

In June 2011, we amended the terms of our Credit Facility to extend the maturity date, and reduce the interest rate and facility fee. The following table summarizes the terms of our Credit Facility as of December 31, 2010 and as amended as of June 30, 2011:

	June 30,	December 31,
	2011	2010
	(in thousands)

Outstanding borrowings	$245,000	$159,000
Remaining borrowing capacity	255,000	341,000

Total borrowing capacity(1)	$500,000	$500,000
Interest rate(2)	2.87%	2.99%
Facility fee-annual rate(3)	0.350%	0.575%
Maturity date(4)	August 2015	August 2013

(1)	We may elect to borrow, subject to lender approval, up to an additional $200 million under an accordion feature under the terms of the Credit Facility.

(2)	The Credit Facility interest rate included interest at an annual rate of LIBOR plus 1.750% and 2.675% as of June 30, 2011 and December 31, 2010, respectively.

(3)	The facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we also incurred debt origination and legal costs of approximately $5.0 million when we entered into the Credit Facility in 2010 and an additional $3.3 million when we amended the Credit Facility in 2011. The unamortized balance of these costs will be amortized as additional interest expense over the extended term of the Credit Facility.

(4)	Under the terms of the Credit Facility, we may exercise an option to extend the maturity date by one year.

The Company intends to borrow amounts under the Credit Facility from time to time for general corporate purposes, to fund potential acquisitions, to finance development and redevelopment expenditures, and to potentially repay long-term debt.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debt Covenants and Restrictions

The Credit Facility, the unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a minimum fixed-charge coverage ratio, a minimum unsecured debt ratio, and a minimum unencumbered asset pool debt service coverage ratio. Noncompliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. We believe we were in compliance with all of our debt covenants as of June 30, 2011.

Debt Maturities

The following table summarizes the stated debt maturities and scheduled amortization payments, excluding debt discounts and premiums, as of June 30, 2011:

Year Ending	(in thousands)

Remaining 2011	$72,262
2012	305,303
2013	6,373
2014	262,443
2015	602,382
Thereafter	450,028

Total	$1,698,791	(1)

(1)	Includes gross principal balance of outstanding debt before impact of all debt discounts and premiums.

Capitalized Interest and Loan Fees

The following table sets forth our gross interest expense, including debt discount/premium and loan cost amortization, net of capitalized interest, for the three and six months ended June 30, 2011 and 2010. The capitalized amounts are a cost of development and redevelopment, and increase the carrying value of undeveloped land and construction in progress.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)

Gross interest expense	$23,293	$15,897	$46,148	$30,437
Capitalized interest	(2,065)	(2,809)	(4,044)	(5,393)

Interest expense	$21,228	$13,088	$42,104	$25,044

6.	Noncontrolling Interests on the Company’s Consolidated Financial Statements

7.45% Series A Cumulative Redeemable Preferred Units of the Operating Partnership

As of both June 30, 2011 and December 31, 2010, the Operating Partnership had outstanding 1,500,000 7.45% Series A Cumulative Redeemable Preferred Units representing preferred limited partnership interests in the Operating Partnership with a redemption value of $50.00 per unit. There were no changes to this noncontrolling interest during the three and six months ended June 30, 2011 and 2010.

Common Units of the Operating Partnership

The Company owned a 97.1%, 96.8% and 96.7% common general partnership interest in the Operating Partnership as of June 30, 2011, December 31, 2010, and June 30, 2010, respectively. The remaining 2.9%, 3.2%

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and 3.3% common limited partnership interest as of June 30, 2011, December 31, 2010 and June 30, 2010, respectively, was owned in the form of common units by non-affiliate investors and certain of our executive officers and directors. There were 1,718,131 and 1,723,131 common units outstanding held by these investors, executive officers and directors as of June 30, 2011 and December 31, 2010, respectively.

The noncontrolling common units may be redeemed by unitholders for cash. We, at our option, may satisfy the cash redemption obligation with shares of the Company’s common stock on a one-for-one basis. Whether satisfied in cash or shares of the Company’s common stock, the value for each noncontrolling common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable redemption date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $66.6 million and $61.4 million as of June 30, 2011 and December 31, 2010, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each common unit in the event of our termination or liquidation. In the event of our termination or liquidation, it is expected in most cases that each common unit would be entitled to a liquidating distribution equal to the amount payable with respect to each share of the Company’s common stock.

7.	Stockholders’ Equity of the Company

Issuance of Common Stock

In April 2011, the Company completed an underwritten public offering of 6,037,500 shares of its common stock. The net offering proceeds, after deducting underwriting discounts and commissions and offering expenses, were approximately $221.0 million. We have used or, intend to use a portion of the net proceeds from the offering to fund acquisitions and for general corporate purposes.

8.	Partners’ Capital of the Operating Partnership

Issuance of Common Units

In April 2011, the Company completed an underwritten public offering of 6,037,500 shares of its common stock as discussed in Note 7. The net offering proceeds of approximately $221.0 million were contributed by the Company to the Operating Partnership in exchange for 6,037,500 common units.

Common Units Outstanding

The Company owned 58,464,412, 52,349,670, and 52,296,219 common units representing a 97.1%, 96.8%, and 96.7% common general partnership interest in the Operating Partnership as of June 30, 2011, December 31, 2010, and June 30, 2010, respectively. The remaining 2.9%, 3.2%, and 3.3% common limited partnership interest as of June 30, 2011, December 31, 2010, and June 30, 2010, respectively, was owned by non-affiliate investors and certain of our executive officers and directors in the form of noncontrolling common units. There were 1,718,131, 1,723,131, and 1,723,131 common units outstanding held by these investors, executive officers and directors as of June 30, 2011, December 31, 2010, and June 30, 2010, respectively. For a further discussion of the noncontrolling common units as of June 30, 2011 and December 31, 2010, please refer to Note 6.

9.	Share-Based Compensation

Stockholder Approved Equity Compensation Plans

As of June 30, 2011, we had one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan as amended (the “2006 Plan”). As of June 30, 2011, 3,821,041 shares were available for grant under the 2006 Plan. The number of shares that remains available for grant is calculated using the weighted share counting provisions set forth in the 2006 Plan, which are based on the type of awards that are granted. The maximum number

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of shares available for grant subject to full value awards (which generally include equity awards other than options and stock appreciation rights) was 1,308,576 shares as of June 30, 2011.

Summary of Nonvested Shares

A summary of our nonvested shares activity from January 1, 2011 through June 30, 2011 is presented below:

		Weighted-
		Average
		Grant Date
		Fair Value
Nonvested Shares	Shares	Per Share

Outstanding at January 1, 2011	50,032	$58.40
Granted	68,727	37.83
Vested(1)	(9,474)	56.76

Outstanding as of June 30, 2011	109,285	$45.61

(1)	The total shares vested include 2,198 shares that were then tendered to satisfy minimum statutory tax withholding requirements related to the restricted shares that have vested in accordance with the terms of the 2006 Plan. We accept the return of shares at the current quoted market price of the Company’s common stock to satisfy tax obligations.

A summary of our nonvested and vested shares activity for the six months ended June 30, 2011 and 2010 is presented below:

	Shares Granted		Shares Vested
		Weighted-Average
		Grant Date		Total Vest Date
	Non-Vested Shares	Fair Value		Fair Value(1)
Six Months Ended June 30,	Issued	Per Share	Vested Shares	(in thousands)

2011	68,727	$37.83	(9,474)	$370
2010	3,239	30.88	(16,358)	474

(1)	Total fair value of shares vested was calculated based on the quoted closing share price of the Company’s common stock on the NYSE on the day of vesting.

Summary of Restricted Stock Units

A summary of our restricted stock unit (“RSU”) activity from January 1, 2011 through June 30, 2011 is presented below:

	Nonvested RSUs
		Weighted-Average
		Grant Date
		Fair Value
	Amount	Per Share	Vested RSUs	Total RSUs

Outstanding at January 1, 2011	125,754	$29.88	588,068	713,822
Granted	107,673	37.94	—	107,673
Vested	(23,035)	30.57	23,035	—
Issuance of dividend equivalents(1)			13,494	13,494
Canceled(2)			(8,448)	(8,448)

Outstanding as of June 30, 2011	210,392	$33.93	616,149	826,541

(1)	RSUs issued as dividend equivalents are vested upon issuance.

(2)	We accept the return of RSUs, at the current quoted market price of the Company’s common stock, to satisfy minimum statutory tax-withholding requirements related to either RSUs that have vested or RSU dividend equivalents in accordance with the terms of the 2006 Plan.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of our RSU activity for the six months ended June 30, 2011 and 2010 is presented below:

	RSUs Granted		RSUs Vested
		Weighted-Average
		Grant Date		Total Vest-Date
	Non-Vested RSUs	Fair Value		Fair Value(1)
Six Months Ended June 30,	Issued	Per Share	Vested RSUs	(in thousands)

2011	107,673	$37.94	23,035	$897
2010	159,606	30.24	23,564	740

(1)	Total fair value of RSUs vested was calculated based on the quoted closing share price of the Company’s common stock on the NYSE on the day of vesting.

Compensation Cost Recorded During the Period

The total compensation cost for all share-based compensation programs was $1.4 million and $2.2 million for the three months ended June 30, 2011 and 2010, respectively, and $2.8 million and $4.3 million for the six months ended June 30, 2011 and 2010, respectively. Of the total share-based compensation cost, $0.3 million was capitalized as part of real estate assets for the three months ended June 30, 2011 and 2010, and $0.6 million and $0.7 million was capitalized as part of real estate assets for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, there was approximately $7.1 million of total unrecognized compensation cost related to nonvested incentive awards granted under share-based compensation arrangements that is expected to be recognized over a weighted-average period of 1.6 years. The remaining compensation cost related to these nonvested incentive awards had been recognized in periods prior to June 30, 2011.

10.	Future Minimum Rent

We have operating leases with tenants that expire at various dates through 2027 and are either subject to scheduled fixed increases or adjustments in rent based on the Consumer Price Index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future contractual minimum rent under operating leases as of June 30, 2011 for future periods is summarized as follows:

Year Ending	(in thousands)

Remaining 2011	$153,705
2012	313,019
2013	293,621
2014	263,342
2015	210,150
Thereafter	658,754

Total	$1,892,591

11.	Commitments and Contingencies

Ground Leases

We have noncancellable ground lease obligations at one building in Bellevue, Washington which expires in November 2093 and at Kilroy Airport Center Phases I, II, and III in Long Beach, California which expires in July 2084.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The minimum commitment under our ground leases as of June 30, 2011 for five years and thereafter was as follows:

Year Ending	(in thousands)

Remaining 2011	$1,041
2012	1,926
2013	1,926
2014	1,870
2015	1,830
Thereafter(1)(2)	133,212

Total	$141,805

(1)	One of our ground lease obligations is subject to a fair market value adjustment every five years; however, the lease includes ground rent subprotection and infrastructure rent credits which currently limit our annual rental obligations to $1.0 million. The contractual obligations for that ground lease included above assumes the lesser of $1.0 million or annual lease rental obligation in effect as of June 30, 2011.

(2)	One of our ground lease obligations includes a component which is based on the percentage of gross income that exceeds the minimum ground rent. The minimum rent is subject to increases every five years based on 50% of the average annual percentage rent for the previous five years. Currently gross income does not exceed the threshold requiring us to pay percentage rent. The contractual obligations for that ground lease included above assumes the annual lease rental obligation in effect as of June 30, 2011.

Non-refundable Escrow Deposits

As of June 30, 2011, we had $16.0 million in non-refundable escrow deposits related to potential future acquisitions. These potential future acquisitions are currently anticipated to close in 2011 and are subject to customary closing conditions.

12.	Fair Value Measurements and Disclosures

Assets and Liabilities Reported at Fair Value

The only assets and liabilities we record at fair value in our consolidated financial statements are the marketable securities and related deferred compensation plan liability, both of which are related to our Deferred Compensation Plan. The following table sets forth the fair value of our marketable securities and related deferred compensation plan liability as of June 30, 2011 and December 31, 2010:

	Fair Value (Level 1)(1)
Description	June 30, 2011	December 31, 2010
	(in thousands)

Marketable securities(2)	$5,654	$4,902
Deferred compensation plan liability(3)	$5,560	$4,809

(1)	Based on quoted prices in active markets for identical securities.

(2)	The marketable securities are held in a limited rabbi trust.

(3)	The deferred compensation liability is reported on our consolidated balance sheets in accounts payable, accrued expenses, and other liabilities.

We report the change in the fair value of the marketable securities at the end of each accounting period in interest income and other net investment gains (losses) in the consolidated statements of operations. We adjust the deferred compensation plan liability to fair value at the end of each accounting period based on the performance of the benchmark funds selected by each participant, which results in a corresponding increase or decrease to

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation cost for the period. The following table sets forth the related amounts recorded during the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
Description	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(in thousands)

Other net investments gains (losses)	$26	$(322)	$213	$(121)
Compensation cost	(26)	359	(213)	158

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our other financial instruments as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
Description	Value	Value	Value	Value
	(in thousands)

Liabilities
Secured debt	$475,820	$493,185	$313,009	$329,456
Exchangeable notes	303,374	324,322	299,964	312,598
Unsecured senior notes	655,929	705,220	655,803	661,644
Credit Facility	245,000	244,757	159,000	159,659

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Segment Disclosure

We have one reportable segment which is our Office Properties segment and we have one non-reportable segment which is our Industrial Properties segment. We also have certain corporate level activities including legal administration, accounting, finance, management information systems, and acquisitions, which are not considered separate operating segments.

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

The following tables reconcile our reportable segment activity to our consolidated net income for the three and six months ended June 30, 2011 and 2010 and the assets by segment to the to consolidated assets as of June 30, 2011 and December 31, 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
		(in thousands)

Reportable Segment—Office Properties
Operating revenues(1)	$84,560	$64,718	$165,379	$124,321
Property and related expenses	24,729	19,503	47,639	35,757

Net Operating Income	59,831	45,215	117,740	88,564

Non-Reportable Segment—Industrial Properties
Operating revenues(1)	7,504	7,698	14,810	14,914
Property and related expenses	1,811	1,880	5,124	3,650

Net Operating Income	5,693	5,818	9,686	11,264

Total Segments:
Operating revenues(1)	92,064	72,416	180,189	139,235
Property and related expenses	26,540	21,383	52,763	39,407

Net Operating Income	$65,524	$51,033	$127,426	$99,828

Reconciliation to Consolidated Net Income:
Total Net Operating Income for segments	$65,524	$51,033	$127,426	$99,828
Unallocated (expenses) income:
General and administrative expenses	(7,440)	(6,728)	(14,000)	(13,823)
Acquisition-related expenses	(1,194)	(957)	(1,666)	(1,270)
Depreciation and amortization	(32,248)	(23,722)	(61,559)	(44,660)
Interest income and other net investment gains (losses)	58	(18)	242	366
Interest expense	(21,228)	(13,088)	(42,104)	(25,044)
Loss on early extinguishment of debt	—	(4,564)	—	(4,564)

Net income	$3,472	$1,956	$8,339	$10,833

(1)	All operating revenues are comprised of amounts received from third-party tenants.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	June 30, 2011	December 31, 2010
	(in thousands)

Assets:
Reportable Segment — Office Properties
Land, buildings, and improvements, net	$2,481,829	$2,108,019
Undeveloped land and construction in progress	303,998	290,365
Total assets(1)	3,027,731	2,611,206
Non-Reportable Segment — Industrial Properties
Land, buildings, and improvements, net	146,155	146,058
Total assets(1)	160,172	159,612
Total Segments
Land, buildings, and improvements, net	2,627,984	2,254,077
Undeveloped land and construction in progress	303,998	290,365
Total assets(1)	3,187,903	2,770,818
Reconciliation to Consolidated Assets:
Total assets allocated to segments	$3,187,903	$2,770,818
Other unallocated assets:
Cash and cash equivalents	25,412	14,840
Restricted cash	1,349	1,461
Marketable securities	5,654	4,902
Deferred financing costs, net	18,910	16,447
Prepaid expenses and other assets, net	25,559	8,097

Total consolidated assets	$3,264,787	$2,816,565

(1)	Includes land, buildings, and improvements, undeveloped land and construction in progress, current receivables, deferred rent receivables deferred leasing costs, and acquisition-related intangible assets, all shown on a net basis.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Net (Loss) Income Available to Common Stockholders Per Share of the Company

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted per-share computations for net (loss) income available to common stockholders for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands, except share and per share amounts)

Numerator:
Net income attributable to Kilroy Realty Corporation	$3,482	$2,016	$8,315	$10,701
Preferred distributions and dividends	(3,799)	(3,799)	(7,598)	(7,598)

Net (loss) income available to common stockholders	(317)	(1,783)	717	3,103
Allocation to participating securities (nonvested shares and RSUs)	(327)	(305)	(649)	(604)

Numerator for basic and diluted net (loss) income available to common stockholders	$(644)	$(2,088)	$68	$2,499

Denominator:
Basic weighted average vested shares outstanding	57,685,710	50,296,643	55,008,765	46,674,494
Effect of dilutive securities- Exchangeable Notes and stock options	—	—	375,964	3,356

Diluted weighted average vested shares and common share equivalents outstanding	57,685,710	50,296,643	55,384,729	46,677,850

Basic earnings per share:
Net (loss) income available to common stockholders per share	$(0.01)	$(0.04)	$0.00	$0.05
Diluted earnings per share:
Net (loss) income available to common stockholders per share	$(0.01)	$(0.04)	$0.00	$0.05

The effect of the 4.25% Exchangeable Notes was not included in the Company’s diluted earnings per share calculation for the three and six months ended June 30, 2010 and the effect of the 3.25% Exchangeable Notes was not included in the Company’s diluted earnings per share calculation for the three and six months ended June 30, 2011 and 2010. The average trading price of the Company’s common stock on the NYSE was below the Exchangeable Notes exchange price for these periods; therefore, these instruments were not considered to be in the money for the purposes of our diluted earnings per share calculation for these periods (See Note 5). Additionally, the effect of the assumed exchange of the 4.25% Exchangeable Notes was not included in the Company’s diluted earnings per share calculation for the three months ended June 30, 2011 as it was anti-dilutive as a result of the net loss available to common stockholders.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Net (Loss) Income Available to Common Unitholders Per Unit of the Operating Partnership

The following table reconciles the numerator and denominator in computing the Operating Partnership’s basic and diluted per-unit computations for net (loss) income available to common unitholders for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands, except unit and per unit amounts)

Numerator:
Net income attributable to Kilroy Realty, L.P.	$3,440	$1,905	$8,274	$10,737
Preferred distributions	(3,799)	(3,799)	(7,598)	(7,598)

Net (loss) income available to common unitholders	(359)	(1,894)	676	3,139
Allocation to participating securities (nonvested units and RSUs)	(327)	(305)	(649)	(604)

Numerator for basic and diluted net (loss) income available to common unitholders	$(686)	$(2,199)	$27	$2,535

Denominator:
Basic weighted average vested units outstanding	59,407,687	52,019,774	56,731,316	48,397,625
Effect of dilutive securities-Exchangeable Notes and stock options	—	—	375,964	3,356

Diluted weighted average vested units and common unit equivalents outstanding	59,407,687	52,019,774	57,107,280	48,400,981

Basic earnings per unit:
Net (loss) income available to common unitholders per unit	$(0.01)	$(0.04)	$0.00	$0.05
Diluted earnings per unit:
Net (loss) income available to common unitholders per unit	$(0.01)	$(0.04)	$0.00	$0.05

The effect of the 4.25% Exchangeable Notes was not included in the Operating Partnership’s diluted earnings per unit calculation for the three and six months ended June 30, 2010 and the effect of the 3.25% Exchangeable Notes was not included in the Operating Partnership’s diluted earnings per unit calculation for the three and six months ended June 30, 2011 and 2010. The average trading price of the Company’s common stock on the NYSE was below the Exchangeable Notes exchange price for these periods; therefore, these instruments were not considered to be in the money for the purposes of the Operating Partnership’s diluted earnings per unit calculation for these periods (See Note 5). Additionally, the effect of the assumed exchange of the 4.25% Exchangeable Notes was not included in the Operating Partnership’s diluted earnings per unit calculation for the three months ended June 30, 2011 as it was anti-dilutive as a result of the net loss available to common unitholders.

16.	Subsequent Events

On July 15, 2011, aggregate dividends, distributions, and dividend equivalents of $21.4 million were paid to common stockholders and common unitholders of record on June 30, 2011 and RSU holders of record on July 15, 2011.

In July 2011, the Operating Partnership issued unsecured senior notes in a public offering with an aggregate principal balance of $325.0 million that are scheduled to mature in July 2018. The unsecured senior notes require

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

semi-annual interest payments each January and July based on a stated annual interest rate of 4.80%. The Company used the net proceeds from this offering for general corporate purposes, including the repayment of borrowings under the Credit Facility.

In July 2011, the Company commenced a “continuous equity” offering program under which it may sell up to an aggregate of $200 million of its common stock from time to time in one or more “at the market” offerings. The Company may sell common stock under this program in amounts and at times to be determined by the Company and the Company has no obligation to sell common stock under this program.

17.	Pro Forma Results of the Company

The following pro forma consolidated results of operations of the Company for the three and six months ended June 30, 2011 and 2010 assumes that the acquisition of 601 108th Avenue N.E., Bellevue, WA, was completed as of January 1, 2010. Pro forma data may not be indicative of the results that would have been reported had the acquisition actually occurred as of January 1, 2010, nor does it intend to be a projection of future results.

	Three Months Ended(1)		Six Months Ended(1)
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands except per share amounts)

Revenues	$95,050	$76,981	$187,478	$148,282
Net (loss) income available to common stockholders(2)(3)	$(585)	$(1,544)	$(645)	$3,876
Net (loss) income available to common stockholders per share—basic(2)(3)	$(0.02)	$(0.04)	$(0.02)	$0.07
Net (loss) income available to common stockholders per share—diluted(2)(3)	$(0.02)	$(0.04)	$(0.02)	$0.07

(1)	The purchase of 601 108th Avenue N.E., Bellevue, WA, represents the largest acquisition and 52.1% of the total aggregate purchase price of the properties acquired during the six months ended June 30, 2011.

(2)	The pro forma earnings for the three and six months ended June 30, 2011 were adjusted to exclude non-recurring, acquisition-related expenses of $0.3 million incurred in 2011 for 601 108th Avenue N.E., Bellevue, WA. The pro forma data for the three and six months ended June 30, 2010 were adjusted to include these charges.

(3)	The pro forma earnings for all periods presented includes incremental interest expense associated with the pro forma borrowings under the Credit Facility. The pro forma interest expense estimate is calculated based on the applicable interest rate. Actual funding of the acquisition may be from different sources and the pro forma borrowing and related pro forma interest expense estimate assumed herein are not indicative of actual results.

The following table summarizes the results of operations for the property at 601 108th Avenue N.E., Bellevue, WA, from June 3, 2011, the date of acquisition, through June 30, 2011:

(in thousands)

Revenues	$1,425
Net income(1)	7

(1)	Reflects the net operating income less depreciation for this property and amortization of acquisition-related intangibles.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	Pro Forma Results of the Operating Partnership

The following pro forma consolidated results of operations of the Operating Partnership for the three and six months ended June 30, 2011 and 2010 assumes that the acquisition of 601 108th Avenue N.E., Bellevue, WA, was completed as of January 1, 2010. Pro forma data may not be indicative of the results that would have been reported had the acquisition actually occurred as of January 1, 2010, nor does it intend to be a projection of future results.

	Three Months Ended(1)		Six Months Ended(1)
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands except per share amounts)

Revenues	$95,050	$76,981	$187,478	$148,282
Net (loss) income available to common unitholders(2)(3)	$(632)	$(1,650)	$(713)	$3,932
Net (loss) income available to common unitholders per unit—basic(2)(3)	$(0.02)	$(0.04)	$(0.02)	$0.07
Net (loss) income available to common unitholders per unit—diluted(2)(3)	$(0.02)	$(0.04)	$(0.02)	$0.07

(1)	The purchase of 601 108th Avenue N.E., Bellevue, WA, represents the largest acquisition and 52.1% of the total aggregate purchase price of the properties acquired during the six months ended June 30, 2011.

(2)	The pro forma earnings for the three and six months ended June 30, 2011 were adjusted to exclude non-recurring, acquisition-related expenses of $0.3 million incurred in 2011 for 601 108th Avenue N.E., Bellevue, WA. The pro forma data for the three and six months ended June 30, 2010 were adjusted to include these charges.

(3)	The pro forma earnings for all periods presented includes incremental interest expense associated with the pro forma borrowings under the Credit Facility. The pro forma interest expense estimate is calculated based on the applicable interest rate. Actual funding of the acquisition may be from different sources and the pro forma borrowing and related pro forma interest expense estimate assumed herein are not indicative of actual results.

The following table summarizes the results of operations for the property at 601 108th Avenue N.E., Bellevue, WA, from June 3, 2011, the date of acquisition, through June 30, 2011:

(in thousands)

Revenues	$1,425
Net income(1)	7

(1)	Reflects the net operating income less depreciation for this property and amortization of acquisition-related intangibles.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to our consolidated financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. The results of operations discussion is combined for the Company and the Operating Partnership because there are no material differences in the results of operations between the two reporting entities.

Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Some of the information presented is forward-looking in nature, including information concerning projected future occupancy rates, rental rate increases, property development and redevelopment timing and costs, and investment amounts. Numerous factors could affect our actual results, some of which are beyond our control. These include the breadth and duration of the current slowness of economic growth and its impact on our tenants, the strength of commercial and industrial real estate markets, market conditions affecting tenants, our ability to complete and successfully integrate pending and recent acquisitions, competitive market conditions, interest rate levels, volatility in the trading prices of the Company’s securities, and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. We assume no obligation to update publicly any forward-looking information, whether as a result of new information, future events, or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws to disclose material information. For a discussion of important risks related to our business, and related to investing in our securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information, see “Item 1A: Risk Factors” in the Company’s and the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2010, and the discussion below under the captions “—Factors That May Influence Future Results of Operations,” “—Liquidity and Capital Resources of the Company,” and “—Liquidity and Capital Resources of the Operating Partnership”. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur.

Overview and Background

We are a self-administered REIT active in office and industrial submarkets along the West Coast. We own, develop, acquire and manage real estate assets, consisting primarily of Class A real estate properties in the coastal regions of Los Angeles, Orange County, San Diego, greater Seattle and the San Francisco Bay Area, which we believe have strategic advantages and strong barriers to entry. We own our interests in all of our properties through the Operating Partnership and the Finance Partnership, and conduct substantially all of our operations through the Operating Partnership. We owned a 97.1%, 96.8%, and 96.7% general partnership interest in the Operating Partnership as of June 30, 2011, December 31, 2010, and June 30, 2010, respectively. All our properties are held in fee except for the seven office buildings located at Kilroy Airport Center in Long Beach, California which are held subject to leases for the land that expire in 2084 and one office building located in Bellevue, Washington which is held subject to a lease for the land that expires in 2093.

Factors That May Influence Future Results of Operations

Acquisitions.  During the six months ended June 30, 2011, we acquired eight office buildings in five transactions for approximately $413.0 million (see Note 2 to our consolidated financial statements included in this report for more information), and during 2010 we acquired ten office buildings in eight transactions for approximately $697.8 million. We generally finance our acquisitions through debt and equity offerings and borrowings under our unsecured line of credit.

As a key component of our growth strategy, we continually evaluate property acquisition opportunities as they arise. As a result, at any point in time we may have one or more potential acquisitions under consideration that are in varying stages of evaluation, negotiation or due diligence review, including potential acquisitions under contract. Although, as of the date of this report we are a party to agreements to acquire properties, and in the future may enter into additional agreements to acquire properties, those agreements are and will be subject to the satisfaction of closing conditions. We cannot provide assurance that we will enter into any additional agreements to acquire properties or that the acquisitions contemplated by the agreements to which we were a party as of the date of this report or any additional agreements we may enter into in the future will be completed. Costs associated with acquisitions are expensed as incurred and we may be unable to complete an acquisition after making a nonrefundable deposit or incurring acquisition-related costs. In addition, acquisitions are subject to various other risks and uncertainties. During the three and six months ended June 30, 2011, we incurred approximately $1.2 million and $1.7 million, respectively, of third-party acquisition costs and we anticipate that we will incur additional third-party acquisition costs throughout 2011 as we pursue other potential acquisitions.

Leasing Activity and Changes in Rental Rates.  The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following tables set forth certain information regarding leases that commenced during the three and six months ended June 30, 2011.

Lease Commencement Information
For Leases That Commenced During the Three Months Ended June 30, 2011

					2nd Generation(1)
	1st & 2nd Generation(1)							Weighted
	Number of		Rentable			Changes		Average
	Leases(2)		Square Feet(2)		Changes in	in Cash	Retention	Lease Term
	New	Renewal	New	Renewal	Rents(3)	Rents(4)	Rates(5)	(in months)

Office Properties	22	7	199,540	45,373	1.1%	(6.6)%	11.6%	47
Industrial Properties	3	1	60,481	54,795	(23.8)%	(31.7)%	100.0%	81

Total portfolio	25	8	260,021	100,168	(4.2)%	(11.8)%	22.4%	64

Lease Commencement Information
For Leases That Commenced During the Six Months Ended June 30, 2011

					2nd Generation(1)
	1st & 2nd Generation(1)							Weighted
	Number of		Rentable			Changes		Average
	Leases(2)		Square Feet(2)		Changes in	in Cash	Retention	Lease Term
	New	Renewal	New	Renewal	Rents(3)	Rents(4)	Rates(5)	(in months)

Office Properties	37	17	367,449	119,329	(12.0)%	(17.1)%	23.6%	55
Industrial Properties	5	2	145,270	91,766	(17.4)%	(23.6)%	93.9%	84

Total portfolio	42	19	512,719	211,095	(12.7)%	(17.9)%	35.0%	68

(1)	First generation leasing includes space where we have made capital expenditures that result in additional revenue generated when the space is re-leased. Second generation leasing includes space where we have made capital expenditures to maintain the current market revenue stream.

(2)	Represents leasing activity for leases that commenced during the period, including first and second generation space, net of month-to-month leases. Excludes development and redevelopment leasing.

(3)	Calculated as the change between GAAP rents for new/renewed leases and the expiring GAAP rents for the same space. Excludes leases for which the space was vacant longer than one year, or vacant when the property was acquired.

(4)	Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. Excludes leases for which the space was vacant longer than one year, or vacant when the property was acquired.

(5)	Calculated as the percentage of space either renewed or expanded into by existing tenants or subtenants at lease expiration.

The changes in rents and changes in cash rents reported above exclude leases of approximately 229,900 and 376,300 rentable square feet for the three and six months ended June 30, 2011, for which the space was vacant longer than one year or we are leasing the space for the first time. We exclude space vacant for more than one year in our change in rents calculations to provide a meaningful market comparison. Retention rates for the three and six months ended June 30, 2011 reflects 205,000 rentable square feet that was vacated by a single tenant upon lease expiration.

During the second quarter of 2011, we executed 39 leases for an aggregate of approximately 359,000 rentable square feet. The weighted average change in rents as compared to the expiring rents for the same space for these new leases was a 0.3% increase in GAAP rents and a 6.8% decrease in cash rents, excluding leases for which the space was vacant longer than one year. As of June 30, 2011, we believe that the weighted average cash rental rates for our overall portfolio, including recently acquired properties, are approximately 10% above the current average market rental rates, although individual properties within any particular submarket presently may be leased either above, below, or at the current market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our portfolio.

In general, rental rates have stabilized in many of our submarkets over the last several quarters. Our rental rates and occupancy are impacted by general economic conditions, including the pace of regional economic growth and access to capital. Therefore, we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current market rates. Additionally, decreased demand and other negative trends or unforeseeable events that impair our ability to timely renew or re-lease space could have further negative effects on our future financial condition, results of operations, and cash flows.

Scheduled Lease Expirations.  The following table sets forth certain information regarding our lease expirations for the remainder of 2011 and the next five years.

Lease Expirations(1)

					Percentage of
		Net Rentable	Percentage of		Annualized	Average Annualized
		Area	Leased	Annualized Base	Base Rental	Base Rental
		Subject	Square Feet	Rental Revenue	Revenue	Revenue Per
	Number of	to Expiring	Represented by	Under	Represented	Square Foot Under
	Expiring	Leases	Expiring	Expiring Leases	by Expiring	Expiring Leases
Year of Lease Expiration	Leases	(Sq. Ft.)	Leases	(000’s)(2)	Leases(2)	(000’s)(2)

Office Properties:
Remainder of 2011	21	131,454	1.0%	$3,355	1.0%	$25.52
2012	83	847,738	6.3%	23,085	7.0%	27.23
2013	84	1,085,761	8.1%	30,575	9.3%	28.16
2014	78	1,331,446	9.9%	35,427	10.8%	26.61
2015	112	1,901,249	14.2%	58,942	17.9%	31.00
2016	48	584,546	4.4%	14,500	4.4%	24.81

Total Office	426	5,882,194	43.9%	165,884	50.4%	$28.20

Industrial Properties:
Remainder of 2011	1	78,605	0.6%	733	0.2%	$9.33
2012	11	452,557	3.4%	2,647	0.8%	5.85
2013	9	628,386	4.7%	4,671	1.4%	7.43
2014	17	568,386	4.2%	4,528	1.4%	7.97
2015	10	544,864	4.1%	3,839	1.2%	7.05
2016	5	317,198	2.4%	3,695	1.1%	11.65

Total Industrial	53	2,589,996	19.4%	20,113	6.1%	$7.77

Total	479	8,472,190	63.3%	$185,997	56.5%	$21.95

(1)	The information presented reflects leasing activity through June 30, 2011. For leases that have been renewed early or space that has been re-leased to a new tenant, the expiration date and annualized base rent information presented takes into consideration the renewed or re-leased lease terms. Excludes space leased under month-to-month leases and vacant space as of June 30, 2011.

(2)	Reflects annualized contractual base rent calculated on a straight-line basis in accordance with GAAP excluding the amortization of deferred revenue related to tenant-funded tenant improvements and expense reimbursement revenue. Additionally, the underlying leases contain various expense structures including full service gross, modified gross and triple net. Amounts represent percentage of total portfolio annualized contractual base rental revenue.

In addition to the 1.5 million rentable square feet, or 9.8%, of currently available space in our stabilized portfolio, leases representing approximately 1.6% and 9.7% of the occupied square footage of our stabilized portfolio are scheduled to expire during the remainder of 2011 and in 2012, respectively. The leases scheduled to expire during the remainder of 2011 and in 2012 represent approximately 1.0 million rentable square feet of office space, or 8.0% of our total annualized base rental revenue, and 0.5 million rentable square feet of industrial space, or 1.0% of our total annualized base rental revenue, respectively. We believe that the weighted average cash rental rates are approximately 10% to 15% above the current average quoted market rates for leases scheduled to expire during the remainder of 2011 and 2012, although individual properties within any particular submarket presently may be leased either above, below, or at the current quoted market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our overall portfolio. Our ability to re-lease available space depends upon both general market conditions and the market conditions in the specific regions in which individual properties are located.

Development and Redevelopment Programs.  We believe that a portion of our long-term future potential growth will continue to come from our development pipeline and redevelopment opportunities within our existing portfolio. Redevelopment opportunities are those projects in which we spend significant development and construction costs on existing buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. In recent periods we have delayed the timing and reduced the scope of our development program, which impacts the average development and redevelopment asset balances qualifying for interest and other carry cost capitalization. During the second quarter of 2011, we did not capitalize interest on seven of our eight development pipeline properties with an aggregate cost basis of approximately $157.7 million, as it was determined these projects did not qualify for interest and other carry cost capitalization under GAAP. As of June 30, 2011, our development pipeline included 117.8 gross acres of land with an aggregate cost basis of approximately $274.9 million. While in recent periods we have delayed the timing and reduced the scope of our development program activity as a result of economic conditions in our submarkets, we continue to proactively evaluate development and redevelopment opportunities throughout the West Coast.

In the third quarter of 2010 we commenced the redevelopment of one of our buildings in the El Segundo submarket of Los Angeles County which encompasses approximately 300,000 rentable square feet. We are currently upgrading and modernizing the building and adjacent common areas since it was previously occupied by the Boeing Company and its predecessors for more than 25 years. The redevelopment project has a total estimated investment of approximately $52.4 million and is currently expected to be completed in the third quarter of 2011.

At June 30, 2011, we had one office property in the Long Beach submarket of Los Angeles encompassing approximately 98,000 rentable square feet which we removed from the stabilized portfolio since it was committed for redevelopment. We are currently upgrading and modernizing the building and adjacent common areas since the property was occupied by a single tenant for approximately 20 years. The redevelopment will occur in two phases and the existing tenant will occupy approximately 50% of the property during redevelopment. The redevelopment project has a total estimated investment of approximately $19.4 million and construction is currently expected to be completed in the second quarter of 2012.

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

Share-Based Compensation.  As of June 30, 2011, there was $7.1 million of total unrecognized compensation cost related to outstanding nonvested shares of restricted common stock and nonvested RSUs issued under share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.6 years. The $7.1 million of unrecognized compensation cost does not reflect the future compensation cost for any potential share-based awards that may be issued based on the Company’s and management’s performance in 2011. Share-based compensation expense for future incentive compensation awards will be affected by our operating and development performance, financial results, the performance of the trading price of the Company’s common stock, and market conditions. Consequently, we cannot predict the amounts that will be recorded in future periods for such share-based awards. See Note 9 to our consolidated financial statements included in this report for additional information regarding our share-based incentive compensation plan.

Stabilized Portfolio Information

The following table reconciles the changes in the rentable square feet in our stabilized portfolio of operating properties from June 30, 2010 to June 30, 2011:

	Office Properties		Industrial Properties		Total
	Number of	Rentable	Number of	Rentable	Number of	Rentable
	Buildings	Square Feet	Buildings	Square Feet	Buildings	Square Feet

Total as of June 30, 2010	100	10,088,803	41	3,654,463	141	13,743,266
Acquisitions	11	1,852,726			11	1,852,726
Properties moved to the redevelopment portfolio	(2)	(384,394)			(2)	(384,394)
Dispositions	(2)	(106,791)	(1)	(51,567)	(3)	(158,358)
Remeasurement		15,477		2,511	—	17,988

Total as of June 30, 2011	107	11,465,821	40	3,605,407	147	15,071,228

Occupancy Information

The following table sets forth certain information regarding our stabilized portfolio:

Stabilized Portfolio Occupancy

	Number of	Square Feet	Occupancy at(1)
Region	Buildings	Total	6/30/2011	3/31/2011	12/31/2010

Office Properties:
Los Angeles and Ventura Counties	28	2,976,006	82.9%	90.7%	89.3%
San Diego	64	5,640,608	88.4	87.8	86.4
Orange County	5	540,656	92.5	93.9	93.1
San Francisco Bay Area	4	1,418,054	93.1	87.0	84.3
Greater Seattle	6	890,497	90.4	100.0	100.0

	107	11,465,821	87.9	89.0	87.5

Industrial Properties:
Los Angeles County	1	192,053	100.0	100.0	100.0
Orange County	39	3,413,354	97.4	95.6	93.5

	40	3,605,407	97.6	95.9	93.9

Total Stabilized Portfolio	147	15,071,228	90.2%	90.8%	89.1%

	Average Occupancy for
	Three Months Ended
	June 30,
	Stabilized		Core
	Portfolio(1)		Portfolio(2)
	2011	2010	2011	2010

Office Properties	88.1%	84.6%	87.4%	84.5%
Industrial Properties	97.0%	85.0%	97.0%	84.7%
Total Portfolio	90.2%	84.7%	90.3%	84.6%

	Average Occupancy for
	Six Months Ended
	June 30,
	Stabilized
	Portfolio(1)		Core Portfolio(2)
	2011	2010	2011	2010

Office Properties	88.4%	82.8%	88.2%	82.9%
Industrial Properties	95.7%	85.1%	95.7%	84.9%
Total Portfolio	90.2%	83.5%	90.5%	83.5%

(1)	Occupancy percentages reported are based on our stabilized portfolio as of the end of the period presented.

(2)	Occupancy percentages reported are based on Office Properties and Industrial Properties owned and stabilized as of January 1, 2010 and still owned and stabilized as of June 30, 2011.

As of June 30, 2011, the Office Properties and Industrial Properties represented approximately 92.1% and 7.9%, respectively, of our total annualized base rental revenue. During the three months ended June 30, 2011, the Office and Industrial Properties represented approximately 91.3% and 8.7%, respectively, of our total Net Operating Income, as defined. During the six months ended June 30, 2011, the Office Properties and Industrial Properties represented approximately 92.4% and 7.6%, respectively, of our total Net Operating Income, as defined.

Current Regional Information

Although real estate fundamentals continue to be challenging in many of our regional submarkets, we have started to see a general increase in occupancy across our portfolio, and we have generally seen a modest decrease in vacancy rates across many of our regional submarkets as well as a stabilization in rental rates and lease concession packages.

Los Angeles and Ventura Counties.  Our Los Angeles and Ventura Counties stabilized office portfolio of 3.0 million rentable square feet was 82.9% occupied with approximately 508,200 available rentable square feet as of June 30, 2011 compared to 89.3% occupied with approximately 328,800 available rentable square feet as of December 31, 2010. The decrease in occupancy is primarily attributable to 205,000 of rentable square feet related to a lease with one tenant in buildings along the 101-Corridor in Ventura County. The tenant vacated the properties upon expiration of the lease.

As of June 30, 2011, an aggregate of approximately 114,700 and 175,100 rentable square feet are scheduled to expire in this region during the remainder of 2011 and in 2012, respectively. The aggregate rentable square feet scheduled to expire in this region during the remainder of 2011 and in 2012 represents approximately 2.2% of our occupied rentable square feet and 2.5% of our annualized base rental revenues in our total stabilized portfolio. As of June 30, 2011, we have leased approximately 87,300 rentable square feet in this region that was vacant at June 30, 2011. The new leases are scheduled to commence during the remainder of 2011.

San Diego County.  Our San Diego County stabilized office portfolio of 5.6 million rentable square feet was 88.4% occupied with approximately 655,300 available rentable square feet as of June 30, 2011 compared to 86.4% occupied with approximately 744,300 available rentable square feet as of December 31, 2010. As of June 30, 2011, we have leased approximately 144,800 rentable square feet in this region that was available at June 30, 2011. The new leases are scheduled to commence during the remainder of 2011.

As of June 30, 2011, leases representing an aggregate of approximately 9,200 and 475,700 rentable square feet are scheduled to expire during the remainder of 2011 and in 2012, respectively, in this region. The aggregate rentable square feet scheduled to expire in this region during the remainder of 2011 and in 2012 represents approximately 3.6% of our occupied rentable square feet and 3.9% of our annualized base rental revenues in our total stabilized portfolio.

Orange County.  As of June 30, 2011, our Orange County stabilized industrial portfolio was 97.4% occupied with approximately 88,300 available rentable square feet compared to 93.5% occupied with approximately 220,100 available rentable square feet as of December 31, 2010. The increase in occupancy is primarily attributable to two leases with a total of approximately 123,300 rentable square feet that commenced during the first half of 2011.

Our Orange County stabilized office portfolio of approximately 540,700 rentable square feet was 92.5% occupied with approximately 40,300 available rentable square feet as of June 30, 2011 compared to 93.1% occupied with approximately 37,300 available rentable square feet as of December 31, 2010.

As of June 30, 2011, leases representing an aggregate of approximately 83,100 and 513,000 rentable square feet are scheduled to expire during the remainder of 2011 and in 2012, respectively, in this region. The aggregate rentable square feet scheduled to expire during the remainder of 2011 and in 2012 represents approximately 4.4% of our occupied rentable square feet and 1.5% of our annualized base rental revenues in our total stabilized portfolio. Of the 596,100 rentable square feet scheduled to expire during the remainder of 2011 and in 2012, approximately 531,200 rentable square feet is industrial space. As of June 30, 2011, we have leased approximately 73,500 rentable square feet of the 128,600 rentable square feet that was available in this region as of June 30, 2011. The new leases are expected to commence during the remainder of 2011.

San Francisco Bay Area.  As of June 30, 2011, our San Francisco Bay Area stabilized office portfolio was 93.1% occupied with approximately 97,500 available rentable square feet as of June 30, 2011 compared to 84.3% occupied with approximately 188,900 available rentable square feet as of December 31, 2010. The increase in occupancy is primarily attributable to one lease encompassing approximately 83,700 of rentable square feet that commenced in the second quarter of 2011.

No leases are scheduled to expire during the remainder of 2011 and leases representing an aggregate of approximately 83,800 rentable square feet are scheduled to expire in 2012. The aggregate rentable square feet scheduled to expire in this region during 2012 represents approximately 0.6% of our occupied rentable square feet and 0.8% of our annualized base rental revenues in our total stabilized portfolio. As of June 30, 2011, we have leased approximately 45,600 rentable square feet in this region that was available at June 30, 2011. The new leases are scheduled to commence during the third quarter of 2011.

Greater Seattle.  As of June 30, 2011, our Greater Seattle stabilized office portfolio was 90.4% occupied with approximately 85,500 available rentable square feet as of June 30, 2011 compared to 100.0% occupied as of December 31, 2010. The decrease in occupancy is primarily attributable to the acquisitions of five office buildings encompassing approximately 768,400 rentable square feet during the six months ended June 30, 2011. These five buildings were 88.9% occupied as of June 30, 2011.

As of June 30, 2011, leases representing an aggregate of approximately 3,100 and 52,600 rentable square feet are scheduled to expire during the remainder of 2011 and in 2012. The aggregate rentable square feet scheduled to expire in this region during the remainder of 2011 and in 2012 represents approximately 0.4% of our occupied rentable square feet and 0.4% of our annualized base rental revenues in our total stabilized portfolio.

Results of Operations

Management internally evaluates the operating performance and financial results of our portfolio based on Net Operating Income for the consolidated portfolio. We define “Net Operating Income” as operating revenues (rental income, tenant reimbursements, and other property income) less operating expenses (property expenses, real estate taxes, provision for bad debts, and ground leases). The Net Operating Income information presented within this Management’s Discussion and Analysis of Financial Condition and Results of Operations is the same Net Operating Income information disclosed in our segment information in Note 13 to our consolidated financial statements.

Comparison of the Three Months Ended June 30, 2011 to the Three Months Ended June 30, 2010

The following table reconciles our Net Operating Income, as defined, to our net income for the three months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Dollar	Percentage
	2011	2010	Change	Change
	($ in thousands)

Net Operating Income, as defined	$65,524	$51,033	$14,491	28.4%
Unallocated (expense) income:
General and administrative expenses	(7,440)	(6,728)	(712)	10.6
Acquisition-related expenses	(1,194)	(957)	(237)	24.8
Depreciation and amortization	(32,248)	(23,722)	(8,526)	35.9
Interest income and other net investment gains (losses)	58	(18)	76	422.2
Interest expense	(21,228)	(13,088)	(8,140)	62.2
Loss on early extinguishment of debt	—	(4,564)	4,564	100.0

Net income	$3,472	$1,956	$1,516	77.5%

Rental Operations

The following tables summarize the Net Operating Income, as defined, for our total portfolio for the three months ended June 30, 2011 and 2010.

	2011				2010
	Core	Acquisitions		Total	Core	Acquisitions		Total
	Portfolio(1)	Portfolio(2)	Other	Portfolio	Portfolio(1)	Portfolio(2)	Other	Portfolio
	(in thousands)				(in thousands)

Operating revenues:
Rental income	$62,182	$20,908	$362	$83,452	$59,929	$3,252	$1,857	$65,038
Tenant reimbursements	5,779	1,697	34	7,510	5,855	64	564	6,483
Other property income	1,082	20	—	1,102	694	1	200	895

Total	69,043	22,625	396	92,064	66,478	3,317	2,621	72,416

Property and related expenses:
Property expenses	12,094	5,180	309	17,583	13,082	813	648	14,543
Real estate taxes	5,762	2,285	366	8,413	5,701	355	426	6,482
Provision for bad debts	120	—	—	120	(12)	—	—	(12)
Ground leases	330	60	34	424	334	—	36	370

Total	18,306	7,525	709	26,540	19,105	1,168	1,110	21,383

Net Operating Income, as defined	$50,737	$15,100	$(313)	$65,524	$47,373	$2,149	$1,511	$51,033

(1)	Properties owned and stabilized as of January 1, 2010 and still owned and stabilized as of June 30, 2011.

(2)	Includes results, from the dates of acquisition through the periods presented, for the ten office buildings we acquired during 2010 and the eight office buildings we acquired during the first half of 2011.

	Three Months Ended June 30, 2011
	As Compared to the Three Months Ended June 30, 2010
	Core Portfolio		Acquisitions Portfolio		Total Portfolio
	Dollar	Percentage	Dollar	Percentage	Dollar	Percentage
	Change	Change	Change	Change	Change	Change
	($ in thousands)

Operating revenues:
Rental income	$2,253	3.8%	$17,656	542.9%	$18,414	28.3%
Tenant reimbursements	(76)	(1.3)	1,633	2,551.6	1,027	15.8
Other property income	388	55.9	19	1,900.0	207	23.1

Total	2,565	3.9	19,308	582.1	19,648	27.1

Property and related expenses:
Property expenses	(988)	(7.6)	4,367	537.1	3,040	20.9
Real estate taxes	61	1.1	1,930	543.7	1,931	29.8
Provision for bad debts	132	1,100.0	—	—	132	1,100.0
Ground leases	(4)	(1.2)	60	100.0	54	14.6

Total	(799)	(4.2)	6,357	544.3	5,157	24.1

Net Operating Income, as defined	$3,364	7.1%	$12,951	602.7%	$14,491	28.4%

Net Operating Income increased $14.5 million, or 28.4%, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 primarily resulting from:

•	An increase of $13.0 million attributable to the ten office buildings we acquired during 2010 and the eight office buildings we acquired during the first half of 2011 (the “Acquisitions Portfolio”) as presented in the tables above;

•	An increase of $3.4 million attributable to the properties owned and stabilized as of January 1, 2010 and still owned and stabilized as of June 30, 2011 (the “Core Portfolio”) primarily as a result of:

•	An increase in rental income of $2.3 million primarily resulting from an increase in average occupancy of 5.7%, from 84.6% for the three months ended June 30, 2010, to 90.3% for the three months ended June 30, 2011; and

•	A decrease in property expenses of $1.0 million primarily as a result of lower nonreimbursable legal fees and consulting costs; and

•	An offsetting decrease of $1.7 million generated by one office building that was moved from the stabilized portfolio to the redevelopment portfolio during the third quarter of 2010 upon the expiration of the lease for that building and one office building that was moved to the redevelopment portfolio during the second quarter of 2011 as it was committed for redevelopment (the “Redevelopment Properties”).

Other Expenses and Income

General and Administrative Expenses

General and administrative expenses increased $0.7 million, or 10.6%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 primarily due to the growth of the company as a result of the ongoing acquisition activities.

Depreciation and Amortization

Depreciation and amortization increased by $8.5 million, or 35.9%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, primarily related to the Acquisitions Portfolio.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts/premiums and loan cost amortization, net of capitalized interest for the three months ended June 30, 2011 and 2010:

			Dollar	Percentage
	2011	2010	Change	Change
	($ in thousands)

Gross interest expense	$23,293	$15,897	$7,396	46.5%
Capitalized interest	(2,065)	(2,809)	744	(26.5)%

Interest expense	$21,228	$13,088	$8,140	62.2%

Gross interest expense, before the effect of capitalized interest, increased $7.4 million, or 46.5%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 resulting from an increase in our average outstanding debt balances primarily as a result of our acquisition activity.

Capitalized interest decreased $0.7 million, or 26.5%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 primarily as of a result of a decrease in our average development and redevelopment asset balances qualifying for interest capitalization.

Comparison of the Six Months Ended June 30, 2011 to the Six Months Ended June 30, 2010

The following table reconciles our Net Operating Income, as defined to our net income for the six months ended June 30, 2011 and 2010.

	Six Months Ended June 30,		Dollar	Percentage
	2011	2010	Change	Change
	($ in thousands)

Net Operating Income, as defined	$127,426	$99,828	$27,598	27.6%
Unallocated (expense) income:
General and administrative expenses	(14,000)	(13,823)	(177)	1.3
Acquisition-related expenses	(1,666)	(1,270)	(396)	31.2
Depreciation and amortization	(61,559)	(44,660)	(16,899)	37.8
Interest income and other net investment gains	242	366	(124)	(33.9)
Interest expense	(42,104)	(25,044)	(17,060)	68.1
Loss on early extinguishment of debt	—	(4,564)	4,564	100.0

Net income	$8,339	$10,833	$(2,494)	(23.0)%

The following tables summarize the Net Operating Income, as defined, for our total portfolio for the six months ended June 30, 2011 and 2010.

	2011				2010
	Core	Acquisitions		Total	Core	Acquisitions		Total
	Portfolio(1)	Portfolio(2)	Other	Portfolio	Portfolio(1)	Portfolio(2)	Other	Portfolio
	(in thousands)				(in thousands)

Operating revenues:
Rental income	$124,274	$38,738	$730	$163,742	$118,636	$3,334	$3,724	$125,694
Tenant reimbursements	11,166	2,712	54	13,932	11,101	66	1,034	12,201
Other property income	2,440	44	31	2,515	1,139	1	200	1,340

Total	137,880	41,494	815	180,189	130,876	3,401	4,958	139,235

Property and related expenses:
Property expenses	25,122	9,531	619	35,272	24,464	850	1,249	26,563
Real estate taxes	11,579	4,272	731	16,582	11,299	367	852	12,518
Provision for bad debts	146	—	—	146	14	—	—	14
Ground leases	632	60	71	763	373	—	(61)	312

Total	37,479	13,863	1,421	52,763	36,150	1,217	2,040	39,407

Net Operating Income, as defined	$100,401	$27,631	$(606)	$127,426	$94,726	$2,184	$2,918	$99,828

(1)	Properties owned and stabilized as of January 1, 2010 and still owned and stabilized as of June 30, 2011.

(2)	Includes results, from the dates of acquisition through the periods presented, for the ten office buildings we acquired during 2010 and the eight office buildings we acquired during the first half of 2011.

The following table compares the Net Operating Income, as defined, for our total portfolio for the six months ended June 30, 2011 and 2010.

	Six Months Ended June 30, 2011 As Compared to the Six Months Ended June 30, 2010
	Core Portfolio		Acquisitions Portfolio		Total Portfolio
	Dollar	Percentage	Dollar	Percentage	Dollar	Percentage
	Change	Change	Change	Change	Change	Change
	($ in thousands)

Operating revenues:
Rental income	$5,638	4.8%	$35,404	1,061.9%	$38,048	30.3%
Tenant reimbursements	65	0.6	2,646	4,009.1	1,731	14.2
Other property income	1,301	114.2	43	4,300.0	1,175	87.7

Total	7,004	5.4	38,093	1,120.1	40,954	29.4

Property and related expenses:
Property expenses	658	2.7	8,681	1,021.3	8,709	32.8
Real estate taxes	280	2.5	3,905	1,064.0	4,064	32.5
Provision for bad debts	132	942.9	—	—	132	942.9
Ground leases	259	69.4	60	100.0	451	144.6

Total	1,329	3.7	12,646	1,039.1	13,356	33.9

Net Operating Income, as defined	$5,675	6.0%	$25,447	1,165.2%	$27,598	27.6%

Net Operating Income increased $27.6 million, or 27.6%, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 primarily resulting from:

•	An increase of $25.4 million attributable to the Acquisitions Portfolio, as presented in the tables above;

•	An increase of $5.7 million attributable to the Core Portfolio primarily as a result of:

•	An increase in rental income of $5.6 million primarily resulting from an increase in average occupancy of 7.0%, from 83.5% for the six months ended June 30, 2010, to 90.5% for the six months ended June 30, 2011;

•	An increase in other property income of $1.3 million. Other property income for both periods consisted primarily of lease termination fees and other miscellaneous income;

•	An offsetting increase in property expenses of $0.7 million primarily as a result of an increase in certain recurring operating costs such as property management expenses and janitorial and other service-related costs primarily as a result of an increase in average occupancy, as discussed above; and

•	An offsetting increase in ground leases of $0.3 million primarily as a result of a ground rent expense adjustment in 2010 for our Kilroy Airport Center, Long Beach project. We were successful in negotiating a lower rental rate under the terms of the ground lease retroactive to January 1, 2006 which resulted in a lower ground rent expense for the six months ended June 30, 2010; and

•	An offsetting decrease of $3.3 million attributable to the Redevelopment Properties.

Other Expenses and Income

Depreciation and Amortization

Depreciation and amortization increased by $16.9 million, or 37.8%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, primarily related to the Acquisitions Portfolio.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts/premiums and loan cost amortization, net of capitalized interest, for the six months ended June 30, 2011 and 2010:

			Dollar	Percentage
	2011	2010	Change	Change
	($ in thousands)

Gross interest expense	$46,148	$30,437	$15,711	51.6%
Capitalized interest	(4,044)	(5,393)	1,349	(25.0)%

Interest expense	$42,104	$25,044	$17,060	68.1%

Gross interest expense, before the effect of capitalized interest, increased $15.7 million, or 51.6%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 resulting from an increase in our average outstanding debt balances primarily as a result of our acquisition activity.

Capitalized interest decreased $1.3 million, or 25.0%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily attributable to a decrease in our average development and redevelopment asset balances qualifying for interest capitalization.

Liquidity and Capital Resources of the Company

In this “Liquidity and Capital Resources of the Company” section, the term the “Company” refers only to Kilroy Realty Corporation on an unconsolidated basis, and excludes the Operating Partnership and all other subsidiaries.

The Company’s business is operated primarily through the Operating Partnership. Distributions from the Operating Partnership are the Company’s source of capital. The Company believes the Operating Partnership’s sources of working capital, specifically its cash flow from operations and borrowings available under its Credit Facility, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its preferred and common shareholders. Cash flows from operating activities generated by the Operating Partnership for the three and six months ended June 30, 2011 were sufficient to cover the Company’s payment of cash dividends to its shareholders. However, there can be no assurance that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distributions to the Company. The unavailability of capital could adversely affect the Operating Partnership’s ability to make distributions to the Company, which would in turn, adversely affect the Company’s ability to pay cash dividends to its shareholders.

The Company is a well-known seasoned issuer with an effective shelf registration statement for the public issuance of preferred or common equity securities and guarantees of debt securities, and for the public issuance by the Operating Partnership of debt securities. As circumstances warrant, the Company may issue securities from time to time on an opportunistic basis, depending upon market conditions and available pricing. When the Company receives proceeds from preferred or common equity issuances, it is required by the Operating Partnership’s partnership agreement to contribute the proceeds from its equity issuances to the Operating Partnership in exchange for corresponding interest in preferred or common partnership units of the Operating Partnership. The Operating Partnership may use the proceeds to repay debt, including borrowings under its Credit Facility, develop new or existing properties, to make acquisitions of properties, portfolios of properties, or for general corporate purposes.

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

Distribution Requirements

The Company is required to distribute 90% of its taxable income (excluding capital gains) on an annual basis to maintain qualification as a REIT for federal income tax purposes, and is required to pay tax at regular corporate rates to the extent it distributes less than 100% of its taxable income (including capital gains). While historically the Company has satisfied its distribution requirement by making cash distributions to its shareholders, for distributions with respect to taxable years ending on or before December 31, 2011, IRS guidance allows the Company to satisfy up to 90% of this requirement through the distribution of shares of the Company’s common stock, if certain conditions are met. The Company intends to continue to make, but has not committed to make, regular quarterly cash distributions to common stockholders and common unitholders from cash flow from operating activities. All such distributions are at the discretion of the board of directors. The Company has historically distributed amounts in excess of our taxable income resulting in a return of capital to its stockholders and the Company currently believes it has the ability to maintain distributions at the 2010 levels to meet its REIT requirements for 2011. The Company considers market factors and its performance in addition to REIT requirements in determining our distribution levels. In addition, one of the covenants contained within the Credit Facility prohibits the Company from paying dividends in excess of 95% of Funds From Operations (“FFO”).

On May 24, 2011, the Board of Directors declared a regular quarterly cash dividend of $0.35 per common share and common unit payable on July 15, 2011 to common stockholders and common unitholders of record on

June 30, 2011 and caused a $0.35 per Operating Partnership unit cash distribution to be paid in respect of the Operating Partnership’s common limited partnership interests, including those owned by the Company.

On May 24, 2011, the Board of Directors declared a dividend of $0.4875 per share on the Company’s Series E Preferred Stock and a dividend of $0.46875 per share on the Company’s Series F Preferred Stock for the period commencing on and including May 15, 2011 and ending on and including August 14, 2011. The Company is also required to make quarterly cash distributions to the 7.45% Series A Preferred unitholders of $0.7 million, payable on August 15, 2011.

Capitalization

As of June 30, 2011, our total debt as a percentage of total market capitalization was 39.6% and the total debt and liquidation value of our preferred equity as a percentage of total market capitalization was 44.3%, which was calculated based on the closing price per share of the Company’s common stock of $39.49 on June 30, 2011 as shown in the table below.

		Aggregate
		Principal
	Shares/Units	Amount or	% of Total
	at June 30,	$ Value	Market
	2011	Equivalent	Capitalization
	($ in thousands)

Debt:
Credit Facility		$245,000	5.7%
3.25% Exchangeable Notes due 2012(1)		148,000	3.5
4.25% Exchangeable Notes due 2014(1)		172,500	4.0
Unsecured Senior Notes due 2014		83,000	1.9
Unsecured Senior Notes due 2015(1)		325,000	7.6
Unsecured Senior Notes due 2020(1)		250,000	5.8
Secured debt(1)		475,291	11.1

Total debt(2)		$1,698,791	39.6

Equity and Noncontrolling Interest:
7.450% Series A Cumulative Redeemable Preferred units(3)	1,500,000	$75,000	1.8%
7.800% Series E Cumulative Redeemable Preferred stock(4)	1,610,000	40,250	0.9
7.500% Series F Cumulative Redeemable Preferred stock(4)	3,450,000	86,250	2.0
Common units outstanding(5)(6)	1,718,131	67,849	1.6
Common shares outstanding(6)	58,464,412	2,308,760	54.1

Total equity and noncontrolling interests		2,578,109	60.4

Total Market Capitalization		$4,276,900	100.0%

(1)	Represents gross aggregate principal amount due at maturity, before the effect of the unamortized discounts and premiums as of June 30, 2011.

(2)	In July 2011, the Operating Partnership issued unsecured senior notes with an aggregate principal balance of $325.0 million that are scheduled to mature in July 2018. The unsecured senior notes require semi-annual interest payments each January and July based on a stated annual interest rate of 4.80%.

(3)	Value based on $50.00 per unit liquidation preference.

(4)	Value based on $25.00 per share liquidation preference.

(5)	Represents common units not owned by the Company.

(6)	Value based on closing price per share of our common stock of $39.49 as of June 30, 2011.

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

General Strategy

Our general strategy is to maintain a conservative balance sheet with a top credit profile and to maintain a capital structure that allows for financial flexibility and diversification of capital resources. We manage our capital structure to reflect a long-term investment approach and utilize multiple sources of capital to meet our long-term capital requirements. We believe that our current projected liquidity requirements for the next twelve-month period, as set forth above under the caption “—Liquidity Uses,” will be satisfied using a combination of the liquidity sources listed above. We believe our conservative leverage and staggered debt maturities provide us with financial flexibility and enhances our ability to obtain additional sources of liquidity if necessary, and, therefore, we are well-positioned to refinance or repay maturing debt and to pursue our strategy of seeking attractive acquisition opportunities, which we may finance, as necessary, with future public and private issuances of debt and equity securities or dispositions of non-strategic assets.

2011 Financing Activities

•	In July 2011, we commenced a “continuous equity” offering program under which we may sell up to an aggregate of $200 million of the Company’s common stock from time to time in one or more “at the market” offerings. (See Liquidity Sources section for additional information).

•	In July 2011, the Operating Partnership issued $325.0 million in aggregate principal amount of 4.80% unsecured senior notes due 2018 (see Note 16 to our consolidated financial statements included in this report for additional information).

•	In June 2011, the Operating Partnership amended the terms of the Credit Facility to extend the maturity date to August 2015, reduce the interest rate to an annual rate of LIBOR plus 1.750% and reduce the facility fee to an annual rate of 0.35% (see Note 5 to our consolidated financial statements included in this report for additional information).

•	In April 2011, the Operating Partnership assumed secured debt with a principal balance of $30.0 million in conjunction with the acquisition of four office buildings in Kirkland, Washington (see Note 5 to our consolidated financial statements included in this report for additional information).

•	In April 2011, the Company completed an underwritten public offering of 6,037,500 shares of its common stock. The net offering proceeds, after deducting underwriting discounts and commissions and offering expenses, of approximately $221.0 million were contributed to the Operating Partnership (see Notes 7 and 8 to our consolidated financial statements included in this report for additional information).

•	In January 2011, the Operating Partnership borrowed $135.0 million under a mortgage loan. The mortgage loan is secured by one property in San Francisco, bears interest at an annual rate of 4.27%, requires interest-only payments for the first two years with a 30-year amortization schedule thereafter, and is scheduled to mature on February 1, 2018 (see Note 5 to our consolidated financial statements included in this report for additional information).

Liquidity Sources

Credit Facility

In June 2011, we amended the terms of our Credit Facility to extend the maturity date and reduce the interest rate and facility fee. The following table summarizes the terms of our Credit Facility as of December 31, 2010 and as amended as of June 30, 2011:

	June 30,	December 31,
	2011	2010
	(In thousands)

Outstanding borrowings	$245,000	$159,000
Remaining borrowing capacity	255,000	341,000

Total borrowing capacity(1)	$500,000	$500,000
Interest rate(2)	2.87%	2.99%
Facility fee—annual rate(3)	0.350%	0.575%
Maturity date(4)	August 2015	August 2013

(1)	We may elect to borrow, subject to lender approval, up to an additional $200 million under an accordion feature under the terms of the Credit Facility.

(2)	The Credit Facility interest rate included interest at an annual rate of LIBOR plus 1.750% and 2.675% as of June 30, 2011 and December 31, 2010, respectively.

(3)	The facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we also incurred debt origination and legal costs of approximately $5.0 million when we entered into the Credit Facility in 2010 and an additional $3.3 million when we amended the Credit Facility in 2011. The unamortized balance of these costs will be amortized as additional interest expense over the extended term of the Credit Facility.

(4)	Under the terms of the Credit Facility, we may exercise an option to extend the maturity date by one year.

At the Market Program

In July 2011, we commenced a periodic stock offering program under which we may sell up to $200 million aggregate gross sales price of the Company’s common stock from time to time. Sales of the shares, if any, made through our agents, as sales agents, under the program may be made by means of ordinary brokers’ transactions on the New York Stock Exchange at market prices prevailing at the time of sale or negotiated transactions or as otherwise agreed by the Company and the applicable agent. Sales of shares, if any, may also be sold to any of the agents, as principal, at a price per share to be agreed upon at the time of sale. As of the date of this report, no shares have been sold under the program. Actual sales will depend upon a variety of factors including but not limited to market conditions, the trading price of the Company’s common stock, and our capital needs. We have no obligation to sell shares under this program.

Possible Dispositions

As part of our ongoing capital recycling program, we are evaluating the possible disposition of office and industrial properties with an aggregate sales price of approximately $175 million to $200 million and we could potentially dispose of additional properties as part of our capital recycling program over the next 12 to 18 months, depending upon market conditions. However, we cannot provide assurance that we will consummate any of these possible dispositions or, if we do, that the amount of proceeds from those dispositions will not be less, perhaps substantially, than the foregoing amounts.

Exchangeable Notes, Unsecured Senior Notes, and Secured Debt

The aggregate principal amount of our Exchangeable Notes, unsecured senior notes, and secured debt of the Operating Partnership outstanding as of June 30, 2011 was as follows:

Aggregate
Principal
Amount
Outstanding
(In thousands)

3.25% Exchangeable Notes due 2012(1)	$148,000
4.25% Exchangeable Notes due 2014(1)	172,500
Unsecured Senior Notes due 2014	83,000
Unsecured Senior Notes due 2015(1)	325,000
Unsecured Senior Notes due 2020(1)	250,000
Secured Debt(1)	475,291

Total Exchangeable Notes, Unsecured Senior Notes, and Secured Debt(2)	$1,453,791

(1)	Represents gross aggregate principal amount before the effect of the unamortized discounts and premiums as of June 30, 2011.

(2)	In July 2011, the Operating Partnership issued unsecured senior notes with an aggregate principal balance of $325.0 million that are scheduled to mature in July 2018. The unsecured senior notes require semi-annual interest payments each January and July based on a contractual annual interest rate of 4.80%.

Debt Composition

The composition of the Operating Partnership’s aggregate debt balances between secured and unsecured and fixed-rate and variable-rate debt as of June 30, 2011 and December 31, 2010 was as follows:

	Percentage of Total Debt		Weighted Average Interest Rate
	June 30,	December 31,	June 30,	December 31,
	2011	2010	2011	2010

Secured vs. unsecured:
Unsecured(1)	72.0%	78.4%	4.7%	4.8%
Secured	28.0	21.6	5.4	6.0
Variable-rate vs. fixed-rate:
Variable-rate	14.4	11.0	2.9	2.9
Fixed-rate(1)	85.6	89.0	5.2	5.3
Stated interest rate(1)			4.9	5.1
Interest rate including loan costs(1)			5.4	5.7
GAAP effective rate(2)			5.9%	6.3%

(1)	Excludes the impact of the amortization of the noncash debt discounts related to the accounting required for our Exchangeable Notes.

(2)	Includes the impact of the amortization of the noncash debt discounts related to the accounting required for our Exchangeable Notes.

Liquidity Uses

Contractual Obligations

The following table provides information with respect to the Operating Partnership’s contractual obligations as of June 30, 2011. The table includes the changes in our contractual obligations as result of transactions that occurred during the six months ended June 30, 2011, including the debt and ground lease obligations assumed with property acquisitions (see Note 2 to our consolidated financial statements for more information) and the amendment of the Credit Facility which extended the maturity date by two years. The table: (i) indicates the maturities and scheduled principal repayments of our secured debt, Exchangeable Notes, unsecured senior notes, and Credit Facility; (ii) indicates the scheduled interest payments of our fixed-rate and variable-rate debt as of June 30, 2011; (iii) provides information about the minimum commitments due in connection with our ground lease obligations and other lease and contractual commitments; and (iv) provides estimated redevelopment commitments as of June 30, 2011. Note that the table does not reflect our available debt maturity extension options and reflects gross aggregate principal amounts before the effect of unamortized discounts/premiums.

	Payment Due by Period
	Less than
	1 Year			More than
	(Remainder	1-3 Years	3-5 Years	5 Years
	of 2011)	(2012-2013)	(2014-2015)	(After 2015)	Total

Principal payments—secured debt(1)	$72,262	$163,676	$39,325	$200,028	$475,291
Principal payments—Exchangeable Notes(2)		148,000	172,500		320,500
Principal payments—unsecured senior notes(3)(4)			408,000	250,000	658,000
Principal payments—Credit Facility			245,000		245,000
Interest payments—fixed-rate debt(5)	38,381	121,555	96,959	92,961	349,856
Interest payments—variable-rate debt(6)	2,879	11,516	9,117		23,512
Ground lease obligations(7)	1,041	3,852	3,700	133,212	141,805
Lease and contractual commitments(8)	35,910	4,183	4,021		44,114
Redevelopment Commitments(9)	13,000				13,000

Total	$163,473	$452,782	$978,622	$676,201	$2,271,078

(1)	Includes the $52.0 million gross aggregate principal amount of the loan due in April 2012 before the effect of the unamortized discount of approximately $0.4 million as of June 30, 2011. Also includes the $30.0 million gross aggregate principal amount of the loan due in April 2015 before the effect of the unamortized premium of approximately $0.9 million as of June 30, 2011.

(2)	Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $17.1 million as of June 30, 2011.

(3)	Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $2.1 million as of June 30, 2011.

(4)	In July 2011, we issued unsecured senior notes with an aggregate principal balance of $325.0 million that are scheduled to mature in July 2018. These senior notes are not included in the table presented above. The unsecured senior notes require semi-annual interest payments each January and July based on a stated annual interest rate of 4.80%.

(5)	As of June 30, 2011, 85.6% of our debt was contractually fixed. The information in the table above reflects our projected interest rate obligations for these fixed-rate payments based on the contractual interest rates, interest payment dates, and scheduled maturity dates.

(6)	As of June 30, 2011, 14.4% of our debt bore interest at variable rates. The variable interest rate payments are based on LIBOR plus a spread of 1.750% as of June 30, 2011. The information in the table above reflects our projected interest rate obligations for these variable-rate payments based on outstanding principal balances and the effective interest rates as of June 30, 2011, the scheduled interest payment dates, and the contractual maturity dates.

(7)	One of our ground lease obligations is subject to a fair market value adjustment every five years; however, the lease includes ground rent subprotection and infrastructure rent credits which currently limit our annual rental obligations to $1.0 million. The contractual obligations for that ground lease included above assumes the lesser of $1.0 million or annual lease rental obligation in effect as of June 30, 2011. Another one of our ground lease obligations includes a component which is based on the percentage of gross income that exceeds the minimum ground rent. The minimum rent is subject to increases every five years based on 50% of the average annual percentage rent for the previous five years. Currently gross income does not exceed the threshold requiring us to pay percentage rent. The contractual obligations for that ground lease included above assumes the annual lease rental obligation in effect as of June 30, 2011.

(8)	Amounts represent commitments under signed leases and contracts for operating properties, excluding tenant-funded tenant improvements. The timing of these expenditures may fluctuate.

(9)	Amounts represent contractual commitments for redevelopment projects under construction at June 30, 2011. The timing of these expenditures may fluctuate based on the ultimate progress of construction.

Distribution Requirements

For a discussion of our dividend and distribution requirements, please see the Distribution Requirements discussion under Liquidity and Capital Resources of the Company.

Other Potential Liquidity Uses

In 2010 we acquired ten properties for approximately $637.6 million in cash and to date in 2011 we have acquired eight properties for approximately $378.6 million in cash, all of which we funded through various capital raising activities. We continually evaluate property acquisition opportunities as they arise. As a result, at any point in time we may have one or more potential acquisitions under consideration that are in varying stages of evaluation, negotiation or due diligence review, including potential acquisitions under contract. We expect that any material acquisitions will be funded with borrowings under our Credit Facility, the public or private issuance of new debt or equity securities, or potentially through the disposition of assets under our capital recycling program.

We may seek to repurchase Exchangeable Notes depending on prevailing market conditions, our liquidity requirements, and other factors.

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

Debt Covenants

The Credit Facility, unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key existing financial covenants and their covenant levels include:

			Actual Performance at
	Covenant Level		June 30, 2011

Credit Facility (as defined in the Credit Agreement):

Total debt to total asset value	less than 60%		39%
Fixed charge coverage ratio	greater than 1.5	x	2.5	x
Unsecured debt ratio	greater than 1.67	x	2.35	x
Unencumbered asset pool debt service coverage	greater than 2.0	x	3.8	x
Unsecured Senior Notes due 2015 and 2020 (as defined in the Indentures):
Total debt to total asset value	less than 60%		44%
Interest coverage	greater than 1.5	x	3.0	x
Secured debt to total asset value	less than 40%		12%
Unencumbered asset pool value to unsecured debt	greater than 150%		240%

The Operating Partnership was in compliance with all its debt covenants as of June 30, 2011. Our current expectation is that the Operating Partnership will continue to meet the requirements of its debt covenants in both the short and long term. However, in the event of a renewed economic slow down and continued volatility in the credit markets, there is no certainty that the Operating Partnership will be able to continue to satisfy all the covenant requirements.

Consolidated Historical Cash Flow Summary

Our historical cash flow activity for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 is as follows:

	Six Months Ended June 30,
			Dollar	Percentage
	2011	2010	Change	Change
	($ in thousands)

Net cash provided by operating activities	$56,465	$57,388	$(923)	(1.6)%
Net cash used in investing activities	(435,519)	(414,108)	(21,411)	5.2%
Net cash provided by financing activities	389,626	376,265	13,361	3.6%

Operating Activities

Our cash flows from operations depends on numerous factors including the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, the level of operating expenses, the impact of property acquisitions and related financing activities, and other general and administrative costs. Our net cash provided by operating activities decreased by $0.9 million, or 1.6%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily due to increased interest expense attributable to the increase in our average outstanding debt balances as a result of our acquisition activity partially offset by an increase in Net Operating Income generated primarily from our Acquisitions Portfolio. See additional information under the caption “-Rental Operations.”

Investing Activities

Our net cash used in investing activities is generally used to fund property acquisitions, recurring and nonrecurring capital expenditures for our operating properties, and development and redevelopment projects. Our net cash used in investing activities increased $21.4 million, or 5.2%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. This net increase was primarily attributable to our increased acquisition activity and the $16.5 million in escrow deposits paid for potential future acquisitions.

Financing Activities

Our net cash provided by financing activities is generally impacted by our capital raising activities net of dividends and distributions paid to common and preferred security holders. Net cash provided by financing activities increased by $13.4 million, or 3.6%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, and was primarily attributable to the following:

•	A net increase of approximately $17.5 million attributable to our various capital raising activities;

•	An offsetting decrease of $6.5 million as a result of the dividends paid on the 6.0 million common shares we issued in our April 2011 equity offering.

Consolidated Off-Balance Sheet Arrangements

As of June 30, 2011 and as of the date this report was filed, we did not have any off-balance sheet transactions, arrangements, or obligations, including contingent obligations.

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

The following table presents our FFO for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)

Net (loss) income available to common stockholders	$(317)	$(1,783)	$717	$3,103
Adjustments:
Net (loss) income attributable to noncontrolling common units of the Operating Partnership	(10)	(60)	24	132
Depreciation and amortization of real estate assets	31,970	23,501	61,029	44,229

Funds From Operations(1)	$31,643	$21,658	$61,770	$47,464

(1)	Reported amounts are attributable to common stockholders and common unitholders.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2011, the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, that disclosure controls and procedures were effective at the reasonable assurance level.

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

As required by SEC Rule 13a-15(b), the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2011, the end of the period covered by this report. Based on the foregoing, the Operating Partnership’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, that disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS-None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES-None

ITEM 4. (REMOVED and RESERVED)

ITEM 5.	OTHER INFORMATION-None

ITEM 6.	EXHIBITS

Exhibit
Number		Description

3	.(i)1	Kilroy Realty Corporation Articles of Restatement(1)
3	.(i)2	Certificate of Limited Partnership of Kilroy Realty, L.P.(2)
3	.(i)3	Amendment to the Certificate of Limited Partnership of Kilroy Realty, L.P.(2)
3	.(ii)1	Second Amended and Restated Bylaws of Kilroy Realty Corporation(3)
3	.(ii)2	Amendment No. 1 to Second Amended and Restated Bylaws of Kilroy Realty Corporation(4)
4.1		Supplemental Indenture, dated July 5, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee(5)
10.1		First Amendment to Revolving Credit Agreement, dated June 22, 20116)
31	.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty Corporation
31	.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty Corporation
31	.3*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty, L.P.
31	.4*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty, L.P.
32	.1*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty Corporation
32	.2*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty Corporation
32	.3*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty, L.P.
32	.4*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty, L.P.
101.1		The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Capital (v) Consolidated Statements of Cash Flows (unaudited) and(vi) Notes to Consolidated Financial Statements (unaudited).(7)

*	Filed herewith

(1)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2009.

(2)	Previously filed by Kilroy Realty, L.P. as an exhibit to the General Form for Registration of Securities on Form 10 as filed with the Securities and Exchange Commission on August 18, 2010.

(3)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2008.

(4)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 27, 2009.

(5)	Previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 6, 2011.

(6)	Previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on June 23, 2011.

(7)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 26, 2011.

Kilroy Realty Corporation

By:	/s/ John B. Kilroy, Jr.
John B. Kilroy, Jr.
President and Chief Executive
Officer (Principal Executive Officer)

By:	/s/ Tyler H. Rose
Tyler H. Rose
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Heidi R. Roth
Heidi R. Roth
Senior Vice President and Controller
(Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 26, 2011.

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