Form 10-Q
period 2011-09-30
KILROY REALTY CORP; Kilroy Realty, L.P.
filed 2011-11-02
CIK 1025996, 1493976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission File Number: 1-12675 (Kilroy Realty Corporation)
Commission File Number: 000-54005 (Kilroy Realty, L.P.)
KILROY REALTY CORPORATION
KILROY REALTY, L.P.

(Exact name of registrant as specified in its charter)

Kilroy Realty Corporation	Maryland	95-4598246
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Kilroy Realty, L.P.	Delaware	95-4612685
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Kilroy Realty Corporation Yes  ☐     No   ☑
Kilroy Realty, L.P. Yes  ☐     No   ☑
As of November 1, 2011, 58,464,412 shares of Kilroy Realty Corporation common stock, par value $.01 per share, were outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2011 of Kilroy Realty Corporation and Kilroy Realty, L.P. Unless stated otherwise or the context otherwise requires, references to "Kilroy Realty Corporation" or the "Company," "we," "our," and "us" mean Kilroy Realty Corporation, a Maryland corporation, and its controlled and consolidated subsidiaries, and references to "Kilroy Realty, L.P." or the "Operating Partnership" mean Kilroy Realty, L.P., a Delaware limited partnership, and its controlled and consolidated subsidiaries.
The Company is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of September 30, 2011, the Company owned an approximate 97.1% common general partnership interest in the Operating Partnership. The remaining approximate 2.9% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of the Company. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership's day-to-day management and control and can cause it to enter into certain major transactions including acquisitions, dispositions, and refinancings and cause changes in its line of business, capital structure, and distribution policies.
There are a few differences between the Company and the Operating Partnership which are reflected in the disclosures in this Form 10-Q. We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how the Company and the Operating Partnership operate as an interrelated, consolidated company. The Company is a REIT, the only material asset of which is the partnership interests it holds in the Operating Partnership. As a result, the Company does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. The Company itself is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company either directly or through its subsidiaries, conducts the operations of the Company's business and is structured as a limited partnership with no publicly traded equity. Except for net proceeds from equity issuances by the Company, which the Company is required to contribute to the Operating Partnership in exchange for partnership units, the Operating Partnership generates the capital required by the Company's business through the Operating Partnership's operations, by the Operating Partnership's incurrence of indebtedness or through the issuance of partnership units.
Noncontrolling interests and stockholders' equity and partners' capital are the main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership. The common limited partnership interests in the Operating Partnership are accounted for as partners' capital in the Operating Partnership's financial statements and as noncontrolling interests in the Company's financial statements. The Operating Partnership's financial statements reflect the noncontrolling interest in Kilroy Realty Finance Partnership, L.P. This noncontrolling interest represents the Company's 1% indirect general partnership interest in Kilroy Realty Finance Partnership, L.P., which is directly held by Kilroy Realty Finance, Inc., a wholly-owned subsidiary of the Company. The differences between stockholders' equity, partners' capital and noncontrolling interests result from the differences in the equity issued by the Company and the Operating Partnership, and in the Company's noncontrolling interest in Kilroy Realty Finance Partnership, L.P.
We believe combining the quarterly reports on Form 10-Q of the Company and the Operating Partnership into this single report results in the following benefits:

•	Combined reports better reflect how management and the analyst community view the business as a single operating unit;

•	Combined reports enhance investors' understanding of the Company and the Operating Partnership by enabling them to view the business as a whole and in the same manner as management;

•	Combined reports are more efficient for the Company and the Operating Partnership and result in savings in time, effort and expense; and

•	Combined reports are more efficient for investors by reducing duplicative disclosure and providing a single document for their review.
To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	consolidated financial statements;

•	the following notes to the consolidated financial statements:

◦	Note 5, Secured and Unsecured Debt of the Operating Partnership;

◦	Note 6, Noncontrolling Interests on the Company's Consolidated Financial Statements;

i

◦	Note 7, Stockholders' Equity of the Company;

◦	Note 8, Partners' Capital of the Operating Partnership;

◦	Note 15, Net Income (Loss) Available to Common Stockholders Per Share of the Company;

◦	Note 16, Net Income (Loss) Available to Common Unitholders Per Unit of the Operating Partnership;

◦	Note 18, Pro Forma Results of the Company;

◦	Note 19, Pro Forma Results of the Operating Partnership;

•	"Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of the Company";

•	"Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of the Operating Partnership".

This report also includes separate sections under Part I, Item 4. Controls and Procedures and separate Exhibit 31 and Exhibit 32 certifications for each of the Company and the Operating Partnership to establish that the Chief Executive Officer and the Chief Financial Officer of each entity have made the requisite certifications and that the Company and Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and 18 U.S.C. §1350.

ii

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
QUARTERLY REPORT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS OF KILROY REALTY CORPORATION

KILROY REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
REAL ESTATE ASSETS:
Land and improvements (Note 2)	$537,973	$491,333
Buildings and improvements (Note 2)	2,881,504	2,435,173
Undeveloped land and construction in progress (Note 1)	328,785	290,365
Total real estate held for investment	3,748,262	3,216,871
Accumulated depreciation and amortization	(732,162)	(672,429)
Total real estate assets, net	3,016,100	2,544,442
CASH AND CASH EQUIVALENTS	15,481	14,840
RESTRICTED CASH (Note 14)	25,436	1,461
MARKETABLE SECURITIES (Note 12)	5,213	4,902
CURRENT RECEIVABLES, NET (Note 4)	6,860	6,258
DEFERRED RENT RECEIVABLES, NET (Note 4)	103,668	89,052
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Notes 2 and 3)	155,757	131,066
DEFERRED FINANCING COSTS, NET (Note 5)	19,638	16,447
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 11)	19,531	8,097
TOTAL ASSETS	$3,367,684	$2,816,565
LIABILITIES, NONCONTROLLING INTEREST AND EQUITY
LIABILITIES:
Secured debt, net (Notes 5 and 12)	$473,997	$313,009
Exchangeable senior notes, net (Notes 5 and 12)	305,115	299,964
Unsecured senior notes, net (Notes 5 and 12)	980,487	655,803
Unsecured line of credit (Notes 5 and 12)	—	159,000
Accounts payable, accrued expenses and other liabilities	93,050	68,525
Accrued distributions (Note 16)	22,565	20,385
Deferred revenue and acquisition-related intangible liabilities, net (Note 3)	95,120	79,322
Rents received in advance and tenant security deposits	29,369	29,189
Total liabilities	1,999,703	1,625,197
COMMITMENTS AND CONTINGENCIES (Note 11)
NONCONTROLLING INTEREST (Note 6):
7.45% Series A Cumulative Redeemable Preferred units of the Operating Partnership	73,638	73,638
EQUITY:
Stockholders' Equity (Note 7):
Preferred stock, $.01 par value, 30,000,000 shares authorized:
7.45% Series A Cumulative Redeemable Preferred stock, $.01 par value, 1,500,000 shares authorized, none issued and outstanding	—	—
7.80% Series E Cumulative Redeemable Preferred stock, $.01 par value, 1,610,000 shares authorized, issued and outstanding ($40,250 liquidation preference)	38,425	38,425
7.50% Series F Cumulative Redeemable Preferred stock, $.01 par value, 3,450,000 shares authorized, issued and outstanding ($86,250 liquidation preference)	83,157	83,157
Common stock, $.01 par value, 150,000,000 shares authorized, 58,464,412 and 52,349,670 shares issued and outstanding, respectively	585	523
Additional paid-in capital	1,435,580	1,211,498
Distributions in excess of earnings	(296,476)	(247,252)
Total stockholders' equity	1,261,271	1,086,351
Noncontrolling interest:
Common units of the Operating Partnership (Note 6)	33,072	31,379
Total equity	1,294,343	1,117,730
TOTAL LIABILITIES, NONCONTROLLING INTEREST AND EQUITY	$3,367,684	$2,816,565
See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUES:
Rental income	$89,306	$72,135	$252,102	$196,883
Tenant reimbursements	7,683	6,156	21,469	18,261
Other property income	348	985	2,863	2,325
Total revenues	97,337	79,276	276,434	217,469
EXPENSES:
Property expenses	19,361	15,802	54,548	42,255
Real estate taxes	8,360	7,582	24,878	20,035
Provision for bad debts	(5)	(857)	141	(843)
Ground leases (Note 11)	503	336	1,266	648
General and administrative expenses	6,355	7,273	20,355	21,096
Acquisition-related expenses	1,163	354	2,829	1,624
Depreciation and amortization	36,152	29,951	97,513	74,405
Total expenses	71,889	60,441	201,530	159,220
OTHER (EXPENSES) INCOME:
Interest income and other net investment gains (Note 12)	30	337	272	703
Interest expense (Note 5)	(24,051)	(15,853)	(66,155)	(40,897)
Loss on early extinguishment of debt	—	—	—	(4,564)
Total other (expenses) income	(24,021)	(15,516)	(65,883)	(44,758)
INCOME FROM CONTINUING OPERATIONS	1,427	3,319	9,021	13,491
DISCONTINUED OPERATIONS (Note 14)
Net income from discontinued operations	308	350	1,053	1,011
Net gain on dispositions of discontinued operations	12,555	—	12,555	—
Total income from discontinued operations	12,863	350	13,608	1,011
NET INCOME	14,290	3,669	22,629	14,502
Net (income) loss attributable to noncontrolling common units of the Operating Partnership	(296)	4	(320)	(128)
NET INCOME ATTRIBUTABLE TO KILROY REALTY CORPORATION	13,994	3,673	22,309	14,374
PREFERRED DISTRIBUTIONS AND DIVIDENDS:
Distributions to noncontrolling cumulative redeemable preferred units of the Operating Partnership	(1,397)	(1,397)	(4,191)	(4,191)
Preferred dividends	(2,402)	(2,402)	(7,206)	(7,206)
Total preferred distributions and dividends	(3,799)	(3,799)	(11,397)	(11,397)
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$10,195	$(126)	$10,912	$2,977
(Loss) income from continuing operations available to common stockholders per common share - basic (Note 15)	$(0.05)	$(0.01)	$(0.06)	$0.02
(Loss) income from continuing operations available to common stockholders per common share - diluted (Note 15)	$(0.05)	$(0.01)	$(0.06)	$0.02
Net income (loss) available to common stockholders per share - basic (Note 15)	$0.17	$(0.01)	$0.18	$0.04
Net income (loss) available to common stockholders per share - diluted (Note 15)	$0.17	$(0.01)	$0.18	$0.04
Weighted average common shares outstanding - basic (Note 15)	58,355,127	52,274,316	56,136,477	48,561,614
Weighted average common shares outstanding - diluted (Note 15)	58,355,127	52,274,316	56,136,477	48,565,028
Dividends declared per common share	$0.35	$0.35	$1.05	$1.05
See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands, except share and per share data)

		Common Stock				Total Stock- holders' Equity	Noncontrol- ling Interests - Common Units of the Operating Partnership	Total Equity
	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AS OF DECEMBER 31, 2009	$121,582	43,148,762	$431	$913,657	$(180,722)	$854,948	$28,890	$883,838

Net income					14,374	14,374	128	14,502
Issuance of common stock		9,200,000	92	299,755		299,847		299,847
Issuance of share-based compensation awards		3,239		1,904		1,904		1,904
Noncash amortization of share-based compensation				5,050		5,050		5,050
Exercise of stock options		4,000		83		83		83
Repurchase of common stock and restricted stock units		(59,782)		(2,121)		(2,121)		(2,121)
Settlement of restricted stock units for shares of common stock		53,451		(1,296)		(1,296)		(1,296)
Allocation to the equity component of cash paid upon repurchase of 3.25% Exchangeable Notes				(2,694)		(2,694)		(2,694)
Adjustment for noncontrolling interest				(4,665)		(4,665)	4,665	—
Preferred distributions and dividends					(11,397)	(11,397)		(11,397)
Dividends declared per common share and common unit ($1.05 per share/unit)					(52,470)	(52,470)	(1,810)	(54,280)
BALANCE AS OF SEPTEMBER 30, 2010	$121,582	52,349,670	$523	$1,209,673	$(230,215)	$1,101,563	$31,873	$1,133,436

		Common Stock				Total Stock- holders' Equity	Noncontrol- ling Interests - Common Units of the Operating Partnership	Total Equity
	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AS OF DECEMBER 31, 2010	$121,582	52,349,670	$523	$1,211,498	$(247,252)	$1,086,351	$31,379	$1,117,730
Net income					22,309	22,309	320	22,629
Issuance of common stock (Note 7)		6,037,500	61	220,954		221,015		221,015
Issuance of share-based compensation awards (Note 9)		68,727	1	2,446		2,447		2,447
Noncash amortization of share-based compensation				4,201		4,201		4,201
Exercise of stock options		15,000		395		395		395
Repurchase of common stock and restricted stock units (Note 9)		(11,485)		(736)		(736)		(736)
Exchange of common units of the Operating Partnership		5,000		91		91	(91)	—
Adjustment for noncontrolling interest				(3,269)		(3,269)	3,269	—
Preferred distributions and dividends					(11,397)	(11,397)		(11,397)
Dividends declared per common share and common unit ($1.05 per share/unit)					(60,136)	(60,136)	(1,805)	(61,941)
BALANCE AS OF SEPTEMBER 30, 2011	$121,582	58,464,412	$585	$1,435,580	$(296,476)	$1,261,271	$33,072	$1,294,343
See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,629	$14,502
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of building and improvements and leasing costs	96,971	74,049
Increase (decrease) in provision for bad debts	141	(843)
Depreciation of furniture, fixtures and equipment	839	665
Noncash amortization of share-based compensation awards	3,365	5,328
Noncash amortization of deferred financing costs and debt discounts and premiums	10,164	9,098
Noncash amortization of net above market rents (Note 3)	1,519	696
Net gain on dispositions of discontinued operations (Note 14)	(12,555)	—
Loss on early extinguishment of debt	—	4,564
Noncash amortization of deferred revenue related to tenant-funded tenant improvements	(7,005)	(7,108)
Other	(630)	—
Changes in operating assets and liabilities:
Marketable securities	(311)	(1,029)
Current receivables	(1,022)	(706)
Deferred rent receivables	(15,543)	(8,441)
Other deferred leasing costs	535	(2,516)
Prepaid expenses and other assets	(3,528)	(2,765)
Accounts payable, accrued expenses and other liabilities	18,914	3,049
Deferred revenue	(598)	5,546
Rents received in advance and tenant security deposits	180	839
Net cash provided by operating activities	114,065	94,928
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for acquisition of operating properties (Note 2)	(481,756)	(373,574)
Expenditures for operating properties	(41,087)	(56,393)
Expenditures for development and redevelopment properties and undeveloped land	(18,682)	(14,681)
Net increase in escrow deposits	(11,000)	(2,002)
(Increase) decrease in restricted cash	(690)	1,316
Receipt of principal payments on note receivable	—	10,679
Net cash used in investing activities	(553,215)	(434,655)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock (Note 7)	221,015	299,847
Borrowings on unsecured line of credit	302,000	553,000
Repayments on unsecured line of credit	(461,000)	(445,000)
Principal payments on secured debt	(5,295)	(101,653)
Repurchase of exchangeable senior notes	—	(151,097)
Proceeds from issuance of secured debt (Note 5)	135,000	71,000
Proceeds from issuance of unsecured debt (Note 5)	324,476	247,870
Repayments of unsecured debt	—	(61,000)
Financing costs	(8,584)	(11,200)
Decrease in loan deposits and other	2,859	1,420
Repurchase of common stock and restricted stock units	(736)	(3,417)
Proceeds from exercise of stock options	395	83
Dividends and distributions paid to common stockholders and common unitholders	(58,942)	(50,299)
Dividends and distributions paid to preferred stockholders and preferred unitholders	(11,397)	(11,397)
Net cash provided by financing activities	439,791	338,157
Net increase (decrease) in cash and cash equivalents	641	(1,570)
Cash and cash equivalents, beginning of period	14,840	9,883
Cash and cash equivalents, end of period	$15,481	$8,313

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS-(Continued)
(unaudited, in thousands)

	Nine Months Ended September 30,
	2011	2010
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $5,361 and $6,140 as of September 30, 2011 and 2010, respectively	$42,070	$26,182
NONCASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$13,506	$13,614
Tenant improvements funded directly by tenants to third parties	$3,037	$2,520
Assumption of secured debt with property acquisition (Notes 2 and 5)	$30,042	$51,079
Assumption of other liabilities with property acquisitions (Note 2)	$4,515	$6,369
Net proceeds from disposition held by a qualified intermediary in connection with Section 1031 exchange (Note 14)	$23,285	$—
NONCASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders	$21,064	$18,925
Accrual of dividends and distributions payable to preferred stockholders and preferred unitholders	$1,909	$1,909
Issuance of share-based compensation awards (Note 9)	$7,505	$5,418
Exchange of common units of the Operating Partnership into shares of the Company's common stock	$91	$—

See accompanying notes to consolidated financial statements.

ITEM 1: FINANCIAL STATEMENTS OF KILROY REALTY, L.P.

KILROY REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
REAL ESTATE ASSETS:
Land and improvements (Note 2)	$537,973	$491,333
Buildings and improvements (Note 2)	2,881,504	2,435,173
Undeveloped land and construction in progress (Note 1)	328,785	290,365
Total real estate held for investment	3,748,262	3,216,871
Accumulated depreciation and amortization	(732,162)	(672,429)
Total real estate assets, net	3,016,100	2,544,442
CASH AND CASH EQUIVALENTS	15,481	14,840
RESTRICTED CASH (Note 14)	25,436	1,461
MARKETABLE SECURITIES (Note 12)	5,213	4,902
CURRENT RECEIVABLES, NET (Note 4)	6,860	6,258
DEFERRED RENT RECEIVABLES, NET (Note 4)	103,668	89,052
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Notes 2 and 3)	155,757	131,066
DEFERRED FINANCING COSTS, NET (Note 5)	19,638	16,447
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 11)	19,531	8,097
TOTAL ASSETS	$3,367,684	$2,816,565
LIABILITIES, NONCONTROLLING INTEREST AND CAPITAL
LIABILITIES:
Secured debt, net (Notes 5 and 12)	$473,997	$313,009
Exchangeable senior notes, net (Notes 5 and 12)	305,115	299,964
Unsecured senior notes, net (Notes 5 and 12)	980,487	655,803
Unsecured line of credit (Notes 5 and 12)	—	159,000
Accounts payable, accrued expenses and other liabilities	93,050	68,525
Accrued distributions (Note 16)	22,565	20,385
Deferred revenue and acquisition-related intangible liabilities, net (Note 3)	95,120	79,322
Rents received in advance and tenant security deposits	29,369	29,189
Total liabilities	1,999,703	1,625,197
COMMITMENTS AND CONTINGENCIES (Note 11)
7.45% SERIES A CUMULATIVE REDEEMABLE PREFERRED UNITS	73,638	73,638
CAPITAL:
Partners' Capital (Note 8):
7.80% Series E Cumulative Redeemable Preferred units, 1,610,000 units issued and outstanding ($40,250 liquidation preference)	38,425	38,425
7.50% Series F Cumulative Redeemable Preferred units, 3,450,000 units issued and outstanding ($86,250 liquidation preference)	83,157	83,157
Common units, 58,464,412 and 52,349,670 held by the general partner and 1,718,131 and 1,723,131 held by common limited partners issued and outstanding, respectively	1,171,049	994,511
Total partners' capital	1,292,631	1,116,093
Noncontrolling interest in consolidated subsidiaries	1,712	1,637
Total capital	1,294,343	1,117,730
TOTAL LIABILITIES, NONCONTROLLING INTEREST AND CAPITAL	$3,367,684	$2,816,565
See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUES:
Rental income	$89,306	72,135	$252,102	$196,883
Tenant reimbursements	7,683	6,156	21,469	18,261
Other property income	348	985	2,863	2,325
Total revenues	97,337	79,276	276,434	217,469
EXPENSES:
Property expenses	19,361	15,802	54,548	42,255
Real estate taxes	8,360	7,582	24,878	20,035
Provision for bad debts	(5)	(857)	141	(843)
Ground leases (Note 11)	503	336	1,266	648
General and administrative expenses	6,355	7,273	20,355	21,096
Acquisition-related expenses	1,163	354	2,829	1,624
Depreciation and amortization	36,152	29,951	97,513	74,405
Total expenses	71,889	60,441	201,530	159,220
OTHER (EXPENSES) INCOME:
Interest income and other net investment gains (Note 12)	30	337	272	703
Interest expense (Note 5)	(24,051)	(15,853)	(66,155)	(40,897)
Loss on early extinguishment of debt	—	—	—	(4,564)
Total other (expenses) income	(24,021)	(15,516)	(65,883)	(44,758)
INCOME FROM CONTINUING OPERATIONS	1,427	3,319	9,021	13,491
DISCONTINUED OPERATIONS (Note 14)
Net income from discontinued operations	308	350	1,053	1,011
Net gain on dispositions of discontinued operations	12,555	—	12,555	—
Total income from discontinued operations	12,863	350	13,608	1,011
NET INCOME	14,290	3,669	22,629	14,502
Net income attributable to noncontrolling interests in consolidated subsidiaries	(30)	(41)	(95)	(138)
NET INCOME ATTRIBUTABLE TO KILROY REALTY, L.P.	14,260	3,628	22,534	14,364
PREFERRED DISTRIBUTIONS	(3,799)	(3,799)	(11,397)	(11,397)
NET INCOME (LOSS) AVAILABLE TO COMMON UNITHOLDERS	$10,461	$(171)	$11,137	$2,967
(Loss) income from continuing operations available to common unitholders per common unit - basic (Note 16)	$(0.05)	$(0.01)	$(0.06)	$0.02
(Loss) income from continuing operations available to common unitholders per common unit - diluted (Note 16)	$(0.05)	$(0.01)	$(0.06)	$0.02
Net income (loss) available to common unitholders per unit - basic (Note 16)	$0.17	$(0.01)	$0.18	$0.04
Net income (loss) available to common unitholders per unit - diluted (Note 16)	$0.17	$(0.01)	$0.18	$0.04
Weighted average common units outstanding - basic (Note 16)	60,073,258	53,997,447	57,857,538	50,284,745
Weighted average common units outstanding - diluted (Note 16)	60,073,258	53,997,447	57,857,538	50,288,159
Distributions declared per common unit	$0.35	$0.35	$1.05	$1.05
See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(unaudited, in thousands, except unit and per unit data)

	Partners' Capital			Total Partners' Capital	Noncontrolling Interests in Consolidated Subsidiaries
	Preferred Units	Number of Common Units	Common Units			Total Capital
BALANCE AS OF DECEMBER 31, 2009	$121,582	44,871,893	$760,756	$882,338	$1,500	$883,838
Net income			14,364	14,364	138	14,502
Issuance of common units		9,200,000	299,847	299,847		299,847
Issuance of share-based compensation awards		3,239	1,904	1,904		1,904
Noncash amortization of share-based compensation			5,050	5,050		5,050
Exercise of stock options		4,000	83	83		83
Repurchase of common units and restricted stock units		(59,782)	(2,121)	(2,121)		(2,121)
Settlement of restricted stock units for shares of common stock		53,451	(1,296)	(1,296)		(1,296)
Allocation to the equity component of cash paid upon repurchase of 3.25% Exchangeable Notes			(2,694)	(2,694)		(2,694)
Other			26	26	(26)	—
Preferred distributions			(11,397)	(11,397)		(11,397)
Distributions declared per common unit ($1.05 per unit)			(54,280)	(54,280)		(54,280)
BALANCE AS OF SEPTEMBER 30, 2010	$121,582	54,072,801	$1,010,242	$1,131,824	$1,612	$1,133,436

	Partners' Capital			Total Partners' Capital	Noncontrolling Interests in Consolidated Subsidiaries
	Preferred Units	Number of Common Units	Common Units			Total Capital
BALANCE AS OF DECEMBER 31, 2010	$121,582	54,072,801	$994,511	$1,116,093	$1,637	$1,117,730
Net income			22,534	22,534	95	22,629
Issuance of common units (Note 8)		6,037,500	221,015	221,015		221,015
Issuance of share-based compensation awards (Note 9)		68,727	2,447	2,447		2,447
Noncash amortization of share-based compensation			4,201	4,201		4,201
Exercise of stock options		15,000	395	395		395
Repurchase of common units and restricted stock units (Note 9)		(11,485)	(736)	(736)		(736)
Other			20	20	(20)	—
Preferred distributions			(11,397)	(11,397)		(11,397)
Distributions declared per common unit ($1.05 per unit)			(61,941)	(61,941)		(61,941)
BALANCE AS OF SEPTEMBER 30, 2011	$121,582	60,182,543	$1,171,049	$1,292,631	$1,712	$1,294,343

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,629	$14,502
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of building and improvements and leasing costs	96,971	74,049
Increase (decrease) in provision for bad debts	141	(843)
Depreciation of furniture, fixtures and equipment	839	665
Noncash amortization of share-based compensation awards	3,365	5,328
Noncash amortization of deferred financing costs and debt discounts and premiums	10,164	9,098
Noncash amortization of net above market rents (Note 3)	1,519	696
Net gain on dispositions of discontinued operations (Note 14)	(12,555)	—
Loss on early extinguishment of debt	—	4,564
Noncash amortization of deferred revenue related to tenant-funded tenant improvements	(7,005)	(7,108)
Other	(630)	—
Changes in operating assets and liabilities:
Marketable securities	(311)	(1,029)
Current receivables	(1,022)	(706)
Deferred rent receivables	(15,543)	(8,441)
Other deferred leasing costs	535	(2,516)
Prepaid expenses and other assets	(3,528)	(2,765)
Accounts payable, accrued expenses and other liabilities	18,914	3,049
Deferred revenue	(598)	5,546
Rents received in advance and tenant security deposits	180	839
Net cash provided by operating activities	114,065	94,928
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for acquisition of operating properties (Note 2)	(481,756)	(373,574)
Expenditures for operating properties	(41,087)	(56,393)
Expenditures for development and redevelopment properties and undeveloped land	(18,682)	(14,681)
Net increase in escrow deposits	(11,000)	(2,002)
(Increase) decrease in restricted cash	(690)	1,316
Receipt of principal payments on note receivable	—	10,679
Net cash used in investing activities	(553,215)	(434,655)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common units (Note 8)	221,015	299,847
Borrowings on unsecured line of credit	302,000	553,000
Repayments on unsecured line of credit	(461,000)	(445,000)
Principal payments on secured debt	(5,295)	(101,653)
Repurchase of exchangeable senior notes	—	(151,097)
Proceeds from issuance of secured debt (Note 5)	135,000	71,000
Proceeds from issuance of unsecured debt (Note 5)	324,476	247,870
Repayments of unsecured debt	—	(61,000)
Financing costs	(8,584)	(11,200)
Decrease in loan deposits and other	2,859	1,420
Repurchase of common units and restricted stock units	(736)	(3,417)
Proceeds from exercise of stock options	395	83
Distributions paid to common unitholders	(58,942)	(50,299)
Distributions paid to preferred unitholders	(11,397)	(11,397)
Net cash provided by financing activities	439,791	338,157
Net increase (decrease) in cash and cash equivalents	641	(1,570)
Cash and cash equivalents, beginning of period	14,840	9,883
Cash and cash equivalents, end of period	$15,481	$8,313

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS-(Continued)
(unaudited, in thousands)

	Nine Months Ended September 30,
	2011	2010
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $5,361 and $6,140 as of September 30, 2011 and 2010, respectively	$42,070	$26,182
NONCASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$13,506	$13,614
Tenant improvements funded directly by tenants to third parties	$3,037	$2,520
Assumption of secured debt with property acquisitions (Notes 2 and 5)	$30,042	$51,079
Assumption of other liabilities with property acquisitions (Note 2)	$4,515	$6,369
Net proceeds from disposition held by a qualified intermediary in connection with Section 1031 exchange (Note 14)	$23,285	$—
NONCASH FINANCING TRANSACTIONS:
Accrual of distributions payable to common unitholders	$21,064	18,925
Accrual of distributions payable to preferred unitholders	$1,909	$1,909
Issuance of share-based compensation awards (Note 9)	$7,505	$5,418
See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2011 and 2010
(unaudited)

1.    Organization and Basis of Presentation
Organization
Kilroy Realty Corporation (the "Company") is a self-administered real estate investment trust (“REIT”) active in office and industrial submarkets along the West Coast. We own, develop, acquire and manage real estate assets, consisting primarily of Class A properties in the coastal regions of Los Angeles, Orange County, San Diego, greater Seattle and the San Francisco Bay Area, which we believe have strategic advantages and strong barriers to entry. We qualify as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). The Company's common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “KRC.”
We own our interests in all of our real estate assets through Kilroy Realty, L.P. (the "Operating Partnership") and Kilroy Realty Finance Partnership, L.P. (the "Finance Partnership"). We conduct substantially all of our operations through the Operating Partnership. Unless stated otherwise or the context indicates otherwise, the terms "Kilroy Realty Corporation" or the "Company," "we," "our," and "us" refer to Kilroy Realty Corporation and its consolidated subsidiaries and the term "Operating Partnership" refers to Kilroy Realty, L.P. and its consolidated subsidiaries. The descriptions of our business, employees, and properties apply to both the Company and the Operating Partnership.
The following table of office buildings (the "Office Properties") and industrial buildings (the "Industrial Properties") summarizes our stabilized portfolio of operating properties as of September 30, 2011. As of September 30, 2011, all of our properties and all of our business is currently conducted in the state of California with the exception of the operation of six office properties located in the state of Washington.

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied
Office Properties(1)	105	11,574,244	422	90.6%
Industrial Properties	40	3,605,407	64	100.0%
Total Stabilized Portfolio	145	15,179,651	486	92.8%
________________________
(1) Includes nine office properties acquired during the nine months ended September 30, 2011 for a total amount of $516.3 million (see Note 2 for additional information).

Our stabilized portfolio excludes undeveloped land, development and redevelopment properties currently under construction or committed for construction, "lease-up" properties, and one property we are currently in the process of repositioning for residential use. As of September 30, 2011, we had three office redevelopment properties under construction encompassing approximately 508,000 rentable square feet. We commenced redevelopment on two of the three redevelopment properties in the third quarter of 2011. We define "lease-up" properties as properties we recently developed or redeveloped that have not yet reached 95% occupancy and are within one year following cessation of major construction activities.  We had no "lease-up" properties as of September 30, 2011. In addition, as of September 30, 2011 we had one industrial property that we were in the process of demolishing to prepare the land for potential sale. We successfully obtained entitlements to reposition this site for residential use in 2011. Ultimate timing of the potential sale will depend upon market conditions and other factors.
     As of September 30, 2011, the Company owned a 97.1% general partnership interest in the Operating Partnership. The remaining 2.9% common limited partnership interest in the Operating Partnership as of September 30, 2011 was owned by non-affiliated investors and certain of our directors and officers (see Note 6). Both the general and limited common partnership interests in the Operating Partnership are denominated in common units. The number of common units held by the Company is at all times equivalent to the number of outstanding shares of the Company's common stock, and the rights of all the common units to quarterly distributions and payments in liquidation mirror those of the Company's common stockholders. The common limited partners have certain redemption rights as provided in the Operating Partnership's Fifth Amended and Restated Agreement of Limited Partnership (as amended, the “Partnership Agreement”) (see Note 6).

Kilroy Realty Finance, Inc., our wholly-owned subsidiary, is the sole general partner of the Finance Partnership and owns a 1.0% general partnership interest. The Operating Partnership owns the remaining 99.0% limited partnership interest. Kilroy Services, LLC ("KSLLC"), which is a wholly-owned subsidiary of the Operating Partnership, is the entity through which we conduct substantially all of our development activities. With the exception of the Operating Partnership, all of our subsidiaries, which include Kilroy Realty TRS, Inc., Kilroy Realty Management, L.P., Kilroy RB, LLC, Kilroy RB II, LLC, Kilroy Realty

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Northside Drive, LLC and Kilroy Realty 303, LLC are wholly-owned.

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
The consolidated financial statements of the Company and the Operating Partnership also include two variable interest entities ("VIE") in which we are deemed to be the primary beneficiary. We had one bankruptcy-remote VIE, which was formed in 2010 to hold three properties that secure the debt we assumed when we acquired the properties in 2010. The assets held by this entity are not available to satisfy the debts and other obligations of the Company or the Operating Partnership. In September 2011, we acquired a building which was transferred to a special purpose VIE to facilitate a potential tax-deferred property exchange pursuant to Section 1031 of the Code for federal and state income tax purposes ("Section 1031 Exchange"). The Company is obligated to complete the Section 1031 Exchange and take title to the property within 180 days of the initial acquisition date. The VIE will be terminated upon the completion of the Section 1031 Exchange. The impact of consolidating both VIEs increased the Company's total assets and liabilities by approximately $164.0 million and $63.0 million, respectively, at September 30, 2011.
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
During the three and nine months ended September 30, 2011, the amount of revenues and Net Operating Income generated by our Industrial Properties, in relation to our total consolidated operating portfolio revenues and Net Operating Income fell below the required 10% quantitative reporting thresholds for the Industrial Properties to be considered a reportable segment under GAAP. Therefore, for the three and nine months ended September 30, 2011, our only reportable segment is our Office Properties segment. See Note 13 for a reconciliation of our Office Properties segment to our consolidated revenues, Net Operating Income, net income and consolidated assets.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Acquisitions
During the nine months ended September 30, 2011, we acquired the nine office properties listed below from unrelated third parties. Unless otherwise noted, we funded these acquisitions principally with the net proceeds from the public offering of common stock (see Note 7) the Company completed in April 2011, borrowings under the unsecured line of credit (see Note 5), and the net proceeds from the public offering of unsecured senior notes (see Note 5) the Operating Partnership completed in July 2011.

Property	Property Type	Date of Acquisition	Number of Buildings	Rentable Square Feet	Percentage Occupied as of September 30, 2011	Purchase Price (in millions)(1)
250 Brannan Street	Office	January 28, 2011
San Francisco, CA			1	92,948	100.0%	$33.0
10210, 10220, and 10230 NE Points Drive; 3933 Lake Washington Boulevard NE	Office	April 21, 2011
Kirkland, WA(2)			4	279,924	89.6%	100.1
10770 Wateridge Circle	Office	May 12, 2011
San Diego, CA			1	174,310	97.5%	32.7
601 108th Avenue N.E.	Office	June 3, 2011
Bellevue, WA			1	488,470	88.1%	215.0
4040 Civic Center Drive	Office	June 9, 2011
San Rafael, CA			1	126,787	93.1%	32.2
201 Third Street	Office	September 15, 2011
San Francisco, CA (3)			1	311,545	90.3%	103.3
Total			9	1,473,984		$516.3
________________________
(1) Excludes acquisition-related costs.
(2) In connection with this acquisition, we assumed secured debt with an outstanding principal balance of $30.0 million and recorded a premium of $1.0 million in connection with recording this debt at fair value on the acquisition date (see Note 5).

(3)	As of September 30, 2011, this property was temporarily being held in a separate VIE to facilitate a potential Section 1031 Exchange (see Note 1).

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The related assets, liabilities, and results of operations of all acquired properties are included in the consolidated financial statements as of the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the respective acquisition dates:

	601 108th Avenue N.E., Bellevue, WA(1)	201 Third Street San Francisco, CA (1)	All Other Acquisitions(2)	Total

Assets
Land(3)	$—	$19,260	$36,740	$56,000
Buildings and improvements(4)	214,095	84,018	143,545	441,658
Undeveloped land	—	—	2,560	2,560
Deferred leasing costs and acquisition-related intangible assets(5)	13,790	8,700	17,500	39,990
Total assets acquired	227,885	111,978	200,345	540,208

Liabilities
Deferred revenue and acquisition-related intangible liabilities(6)	12,850	8,700	1,390	22,940
Secured debt(7)	—	—	30,997	30,997
Accounts payable, accrued expenses and other liabilities	2,380	76	2,059	4,515
Total liabilities assumed	15,230	8,776	34,446	58,452
Net assets and liabilities acquired(8)	$212,655	$103,202	$165,899	$481,756

________________________

(1)
The purchase of 601 108th Avenue N.E., Bellevue, WA, and 201 Third Street, San Francisco, CA, represent the two largest acquisitions and 61.7% of the total aggregate purchase price of the properties acquired during the nine months ended September 30, 2011.

(2)
The purchase price of all other acquisitions completed during the nine months ended September 30, 2011 were individually less than 5% and in the aggregate less than 10% of the Company's total assets as of December 31, 2010.

(3)
In connection with the acquisition of 601 108th Avenue N.E., Bellevue, WA, we assumed the lessee's obligations under a noncancellable ground lease that is scheduled to expire in November 2093 (see Notes 3 and 11).

(4)	Represents buildings, building improvements and tenant improvements.

(5)
Represents in-place leases (approximately $25.2 million with a weighted average amortization period of 3.9 years), above-market leases (approximately $6.8 million with a weighted average amortization period of 4.5 years), and leasing commissions (approximately $7.9 million with a weighted average amortization period of 2.6 years).

(6)
Represents below-market leases (approximately $17.7 million with a weighted average amortization period of 3.8 years) and an above-market ground lease obligation (approximately $5.2 million with a weighted average amortization period of 82.5 years), under which we are the lessee.

(7)
Represents the mortgage loan, which includes an unamortized premium recorded at the date of acquisition of approximately $1.0 million in connection with recording this debt at fair value, assumed in connection with the properties acquired in April 2011 (see Note 5).

(8)	Reflects the purchase price net of assumed secured debt and other lease-related obligations.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.     Deferred Leasing Costs and Acquisition-related Intangible Assets and Liabilities, net
The following table summarizes our deferred leasing costs and acquisition-related intangible assets (acquired value of leasing costs, above-market leases, and in-place leases) and intangible liabilities (acquired value of below-market leases and above-market ground lease) as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(in thousands)
Deferred Leasing Costs and Acquisition-related Intangible Assets, net(1):
Deferred leasing costs	$136,374	$128,980
Accumulated amortization	(48,290)	(45,869)
Deferred leasing costs, net	88,084	83,111
Above-market leases	28,143	21,321
Accumulated amortization	(6,250)	(2,163)
Above-market leases, net	21,893	19,158
In-place leases	57,195	36,964
Accumulated amortization	(11,415)	(8,167)
In-place leases, net	45,780	28,797
Total deferred leasing costs and acquisition-related intangible assets, net	$155,757	$131,066
Acquisition-related Intangible Liabilities, net(1)(2):
Below-market leases	$35,852	$21,938
Accumulated amortization	(3,844)	(5,094)
Below-market leases, net	32,008	16,844
Above-market ground lease obligation	5,200	—
Accumulated amortization	(21)	—
Above-market ground lease obligation, net	5,179	—
Total acquisition-related intangible liabilities, net	$37,187	$16,844
________________________

(1)
Balances and accumulated amortization amounts at September 30, 2011 reflect the write-off of the following fully amortized amounts at January 1, 2011: deferred leasing costs (approximately $10.4 million), in-place leases (approximately $5.0 million), and below-market leases (approximately $3.8 million). Our accounting policy is to write-off the asset and corresponding accumulated amortization for fully amortized balances on January 1st of each fiscal year.

(2) Included in deferred revenue and acquisition-related intangible liabilities, net in the consolidated balance sheets.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth amortization related to deferred leasing costs and acquisition-related intangibles for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Deferred leasing costs(1)	$4,317	$3,886	$12,053	$9,559
Net above-market leases(2)	121	664	1,519	696
In-place leases(1)	3,379	1,220	8,238	1,505
Above-market ground lease obligation(3)	16	—	21	—
Total	$7,833	$5,770	$21,831	$11,760
_________________________
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

The following table sets forth the estimated annual amortization expense related to deferred leasing costs and acquisition-related intangibles as of September 30, 2011 for future periods:

Year Ending	Deferred Leasing Costs	Net Above-/(Below)-Market Leases(1)	In-Place Leases	Above-Market Ground Lease Obligation
	(in thousands)
Remaining 2011	$4,748	$(78)	$3,643	$16
2012	17,689	(1,534)	12,863	63
2013	15,823	(1,690)	10,578	63
2014	13,796	(1,339)	7,830	63
2015	10,387	(790)	4,366	63
Thereafter	25,641	(4,684)	6,500	4,911
Total	$88,084	$(10,115)	$45,780	$5,179
_______________________

(1)
Represents estimated annual net amortization related to above-/(below)-market leases. Amounts shown represent net below-market leases which will be recorded as an increase to rental income in the consolidated statements of operations.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Receivables
Current Receivables, net
Current receivables, net is primarily comprised of contractual rents and other lease-related obligations due from tenants. The balance consisted of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(in thousands)
Current receivables	$10,001	$9,077
Allowance for uncollectible tenant receivables	(3,141)	(2,819)
Current receivables, net	$6,860	$6,258

Deferred Rent Receivables, net
Deferred rent receivables, net consisted of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(in thousands)
Deferred rent receivables	$107,130	$92,883
Allowance for deferred rent receivables	(3,462)	(3,831)
Deferred rent receivables, net	$103,668	$89,052

5.    Secured and Unsecured Debt of the Operating Partnership
Secured Debt
In January 2011, the Operating Partnership borrowed $135.0 million under a mortgage loan that is scheduled to mature on February 1, 2018. The mortgage loan is secured by our 303 Second Street property in San Francisco, bears interest at an annual rate of 4.27%, and requires interest-only payments for the first two years with a 30-year amortization schedule thereafter. We used a portion of the proceeds to repay borrowings under the Operating Partnership's unsecured line of credit (the "Credit Facility").
In April 2011, in connection with the acquisition of four office buildings in Kirkland, Washington, the Operating Partnership assumed a mortgage loan that is secured by the project. The assumed mortgage loan had a principal balance of $30.0 million at the acquisition date and is scheduled to mature on April 15, 2015. The loan bears contractual interest at an annual rate of 4.94% and requires monthly principal and interest payments based on a 30-year amortization period. This mortgage loan was recorded at fair value at the date of acquisition resulting in a premium of approximately $1.0 million. This premium will be accreted on a straight-line basis, which approximates the effective interest method, as a reduction to interest expense from the acquisition date through the maturity date of the mortgage loan. This will result in interest being recorded at an effective interest rate of 4.00% for financial reporting purposes.
Although both new mortgage loans are secured and non-recourse to the Company and the Operating Partnership, the Company provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments, and environmental liabilities.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Exchangeable Senior Notes
The following table summarizes the balance and significant terms of the Company's 3.25% Exchangeable Notes due 2012 (the "3.25% Exchangeable Notes") and 4.25% Exchangeable Notes due 2014 (the "4.25% Exchangeable Notes" and together with the 3.25% Exchangeable Notes, the "Exchangeable Notes") outstanding as of September 30, 2011 and December 31, 2010:

	3.25% Exchangeable Notes		4.25% Exchangeable Notes
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
	(in thousands)
Principal amount	$148,000	$148,000	$172,500	$172,500
Unamortized discount	(1,714)	(4,004)	(13,671)	(16,532)
Net carrying amount of liability component	$146,286	$143,996	$158,829	$155,968
Carrying amount of equity component	$33,675		$19,835
Maturity date	April 2012		November 2014
Stated coupon rate (1)(2)	3.25%		4.25%
Effective interest rate (3)	5.45%		7.13%
Exchange rate per $1,000 principal value of the Exchangeable Notes, as adjusted (4)	11.3636		27.8307
Exchange price, as adjusted (4)	$88.00		$35.93
Number of shares on which the aggregate consideration to be delivered on conversion is determined (4)	1,681,813		4,800,796
_____________________

(1)	Interest on the 3.25% Exchangeable Notes is payable semi-annually in arrears on April 15th and October 15th of each year.

(2)	Interest on the 4.25% Exchangeable Notes is payable semi-annually in arrears on May 15th and November 15th of each year.

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
common dividends.
Capped Call Transactions
In connection with the offerings of the Exchangeable Notes, we entered into capped call option transactions ("capped calls") to mitigate the dilutive impact of the potential exchange of the Exchangeable Notes. The following table summarizes our capped call option positions as of both September 30, 2011 and December 31, 2010:

	3.25% Exchangeable Notes(1)	4.25% Exchangeable Notes(2)
Referenced shares of common stock	1,121,201	4,800,796
Exchange price including effect of capped calls	$102.72	$42.81
________________________

(1)	The capped calls mitigate the dilutive impact to us of the potential exchange of two-thirds of the 3.25% Exchangeable Notes into shares of common stock.

(2)	The capped calls mitigate the dilutive impact to us of the potential exchange of all of the 4.25% Exchangeable Notes into shares of common stock.
For the nine months ended September 30, 2011, the per share average trading price of the Company's common stock on the NYSE of $37.92 was higher than the $35.93 exchange price for the 4.25% Exchangeable Notes. Even though the 4.25% Exchangeable Notes were not convertible as of September 30, 2011, if they were convertible as of September 30, 2011, the approximate fair value of the shares upon conversion at that date would have been equal to approximately $180.4 million, which would exceed the $172.5 million principal amount of the 4.25% Exchangeable Notes by approximately $7.9 million. See Notes 15 and 16 for a discussion of the impact of the Exchangeable Notes on our diluted earnings per share and unit calculations for the periods presented.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest Expense for the Exchangeable Notes
The unamortized discount on the Exchangeable Notes is accreted as additional interest expense from the date of issuance through the maturity date of the applicable Exchangeable Notes. The following table summarizes the total interest expense attributable to the Exchangeable Notes based on the effective interest rates set forth above, before the effect of capitalized interest, for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Contractual interest payments	$3,035	$3,035	$9,106	$11,530
Amortization of discount	1,742	1,818	5,151	6,497
Interest expense attributable to the Exchangeable Notes	$4,777	$4,853	$14,257	$18,027

Unsecured Senior Notes
In July 2011, the Operating Partnership issued unsecured senior notes in a public offering with an aggregate principal balance of $325.0 million that are scheduled to mature on July 15, 2018. The unsecured senior notes require semi-annual interest payments each January and July based on a stated annual interest rate of 4.80%. The unsecured senior notes are shown net of the initial issuance discount of $0.5 million on the consolidated balance sheets. This discount is being amortized on a straight-line basis, which approximates the effective interest method, as additional interest expense from the date of issuance through the maturity date of the unsecured senior notes, resulting in interest expense being recorded at a net effective interest rate of 4.83%, before the impact of debt issuance costs, for financial reporting purposes. The Company used a portion of the net proceeds for general corporate purposes, including the repayment of borrowings under the Operating Partnership's Credit Facility.
Unsecured Line of Credit
In June 2011, we amended the terms of our Credit Facility to extend the maturity date, and reduce the interest rate and facility fee. The following table summarizes the terms of our Credit Facility as of December 31, 2010 and as amended as of September 30, 2011:

	September 30, 2011	December 31, 2010
	(in thousands)
Outstanding borrowings(1)	$—	$159,000
Remaining borrowing capacity	500,000	341,000
Total borrowing capacity(2)	$500,000	$500,000
Interest rate(3)		2.99%
Facility fee-annual rate(4)	0.350%	0.575%
Maturity date(5)	August 2015	August 2013
________________________
(1) As of September 30, 2011, there were no borrowings outstanding on the Credit Facility.
(2) We may elect to borrow, subject to lender approval, up to an additional $200 million under an accordion feature under the terms of the Credit Facility.
(3) The Credit Facility interest rate was calculated based on an annual rate of LIBOR plus 1.750% and 2.675% as of September 30, 2011 and December 31, 2010, respectively. No interest rate is shown as of September 30, 2011 because no borrowings were outstanding.
(4) The facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we also incurred debt origination and legal costs of approximately $5.0 million when we entered into the Credit Facility in 2010 and an additional $3.3 million when we amended the Credit Facility in 2011. The unamortized balance of these costs will be amortized as additional interest expense over the extended term of the Credit Facility.
(5) Under the original and amended terms of the Credit Facility, we may exercise an option to extend the maturity date by one year.
The Company intends to borrow amounts under the Credit Facility from time to time for general corporate purposes, to fund potential acquisitions, to finance development and redevelopment expenditures, and to potentially repay long-term debt.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debt Covenants and Restrictions
The Credit Facility, the unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a minimum fixed-charge coverage ratio, a minimum unsecured debt ratio, and a minimum unencumbered asset pool debt service coverage ratio. Noncompliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. We believe we were in compliance with all of our debt covenants as of September 30, 2011.
Debt Maturities
The following table summarizes the stated debt maturities and scheduled amortization payments, excluding debt discounts and premiums, as of September 30, 2011:

Year Ending	(in thousands)
Remaining 2011	$70,371
2012	305,303
2013	6,373
2014	262,443
2015	357,382
Thereafter	775,028
Total	$1,776,900	(1)
________________________

(1)	Includes gross principal balance of outstanding debt before impact of all debt discounts and premiums.
Capitalized Interest and Loan Fees
The following table sets forth our gross interest expense, including debt discount/premium and loan cost amortization, net of capitalized interest, for the three and nine months ended September 30, 2011 and 2010. The capitalized amounts are a cost of development and redevelopment, and increase the carrying value of undeveloped land and construction in progress.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Gross interest expense	$26,449	$18,543	$72,597	$48,980
Capitalized interest	(2,398)	(2,690)	(6,442)	(8,083)
Interest expense	$24,051	$15,853	$66,155	$40,897

6.    Noncontrolling Interests on the Company's Consolidated Financial Statements
7.45% Series A Cumulative Redeemable Preferred Units of the Operating Partnership
As of both September 30, 2011 and December 31, 2010, the Operating Partnership had outstanding 1,500,000 7.45% Series A Cumulative Redeemable Preferred Units representing preferred limited partnership interests in the Operating Partnership with a redemption value of $50.00 per unit. There were no changes to this noncontrolling interest during the three and nine months ended September 30, 2011 and 2010.
Common Units of the Operating Partnership
The Company owned a 97.1%, 96.8% and 96.8% common general partnership interest in the Operating Partnership as of September 30, 2011, December 31, 2010, and September 30, 2010, respectively. The remaining 2.9%, 3.2% and 3.2% common limited partnership interest as of September 30, 2011, December 31, 2010 and September 30, 2010, respectively, was owned in the form of common units by non-affiliate investors and certain of our officers and directors. There were 1,718,131, 1,723,131 and 1,723,131 common units outstanding held by these investors, officers and directors as of September 30, 2011, December 31, 2010 and September 30, 2010, respectively.
The noncontrolling common units may be redeemed by unitholders for cash. We, at our option, may satisfy the cash redemption obligation with shares of the Company's common stock on a one-for-one basis. Whether satisfied in cash or shares of the Company's

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock, the value for each noncontrolling common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company's common stock, par value $.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable redemption date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $56.2 million and $61.4 million as of September 30, 2011 and December 31, 2010, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each common unit in the event of our termination or liquidation. In the event of our termination or liquidation, it is expected in most cases that each common unit would be entitled to a liquidating distribution equal to the amount payable with respect to each share of the Company's common stock.

7. Stockholders' Equity of the Company
Issuance of Common Stock
In April 2011, the Company completed an underwritten public offering of 6,037,500 shares of its common stock. The net offering proceeds, after deducting underwriting discounts and commissions and offering expenses, were approximately $221.0 million. We used a portion of the net proceeds from the offering to fund acquisitions and for general corporate purposes.
Periodic Stock Offering Program
In July 2011, the Company commenced a periodic stock offering program under which it may sell up to $200.0 million aggregate gross sales price of the Company's common stock from time to time in “at the market” ("ATM") offerings.  The Company may sell common stock under this program in amounts and at times to be determined by the Company and the Company has no obligation to sell common stock under this program. As of the date of this report, there have been no sales of common stock under the ATM program.

8.    Partners' Capital of the Operating Partnership
Issuance of Common Units
In April 2011, the Company completed an underwritten public offering of 6,037,500 shares of its common stock as discussed in Note 7. The net offering proceeds of approximately $221.0 million were contributed by the Company to the Operating Partnership in exchange for 6,037,500 common units.
Common Units Outstanding
The Company owned 58,464,412, 52,349,670, and 52,349,670 common units representing a 97.1%, 96.8%, and 96.8% common general partnership interest in the Operating Partnership as of September 30, 2011, December 31, 2010, and September 30, 2010, respectively. The remaining 2.9%, 3.2%, and 3.2% common limited partnership interest as of September 30, 2011, December 31, 2010, and September 30, 2010, respectively, was owned by non-affiliate investors and certain of our officers and directors in the form of noncontrolling common units. There were 1,718,131, 1,723,131, and 1,723,131 common units outstanding held by these investors, officers and directors as of September 30, 2011, December 31, 2010, and September 30, 2010, respectively. For a further discussion of the noncontrolling common units as of September 30, 2011 and December 31, 2010, please refer to Note 6.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Share-Based Compensation
Stockholder Approved Equity Compensation Plans
As of September 30, 2011, we had one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan as amended (the “2006 Plan”). As of September 30, 2011, 3,799,737 shares were available for grant under the 2006 Plan. The number of shares that remains available for grant is calculated using the weighted share counting provisions set forth in the 2006 Plan, which are based on the type of awards that are granted. The maximum number of shares available for grant subject to full value awards (which generally include equity awards other than options and stock appreciation rights) was 1,301,280 shares as of September 30, 2011.
Summary of Nonvested Shares
A summary of our nonvested shares activity from January 1, 2011 through September 30, 2011 is presented below:

Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2011	50,032	$58.40
Granted	68,727	37.83
Vested (1)	(9,474)	56.76
Outstanding as of September 30, 2011	109,285	$45.61
________________________

(1)
The total shares vested include 2,198 shares that were tendered to satisfy minimum statutory tax withholding requirements related to the restricted shares that have vested in accordance with the terms of the 2006 Plan. We accept the return of shares at the current quoted closing share price of the Company's common stock to satisfy tax obligations.

A summary of our nonvested and vested shares activity for the nine months ended September 30, 2011 and 2010 is presented below:

	Shares Granted		Shares Vested
Nine Months Ended September 30,	Non-Vested Shares Issued	Weighted-Average Grant Date Fair Value Per Share	Vested Shares	Total Vest Date Fair Value (1) (in thousands)
2011	68,727	$37.83	(9,474)	$370
2010	3,239	30.88	(16,358)	474

_______________________
(1) Total fair value of shares vested was calculated based on the quoted closing share price of the Company's common stock on the NYSE on the day of vesting.
Summary of Restricted Stock Units
A summary of our restricted stock unit ("RSU") activity from January 1, 2011 through September 30, 2011 is presented below:

	Nonvested RSUs		Vested RSUs	Total RSUs
	Amount	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2011	125,754	$29.88	588,068	713,822
Granted	107,673	37.94	—	107,673
Vested	(23,035)	30.57	23,035
Issuance of dividend equivalents (1)			20,790	20,790
Canceled (2)			(8,497)	(8,497)
Outstanding as of September 30, 2011	210,392	$33.93	623,396	833,788
________________________

(1)	RSUs issued as dividend equivalents are vested upon issuance.

(2)
We accept the return of RSUs, at the current quoted closing share price of the Company's common stock, to satisfy minimum statutory tax-withholding requirements related to either RSUs that have vested or RSU dividend equivalents in accordance with the terms of the 2006 Plan.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of our RSU activity for the nine months ended September 30, 2011 and 2010 is presented below:

	RSUs Granted		RSUs Vested
Nine Months Ended September 30,	Non-Vested RSUs Issued	Weighted-Average Grant Date Fair Value Per Share	Vested RSUs	Total Vest-Date Fair Value (1) (in thousands)
2011	107,673	$37.94	(23,035)	$897
2010	159,606	30.24	(23,564)	740

_______________________
(1) Total fair value of RSUs vested was calculated based on the quoted closing share price of the Company's common stock on the NYSE on the day of vesting.
Compensation Cost Recorded During the Period
The total compensation cost for all share-based compensation programs was $1.4 million and $2.2 million for the three months ended September 30, 2011 and 2010, respectively, and $4.2 million and $6.4 million for the nine months ended September 30, 2011 and 2010, respectively. Of the total share-based compensation cost, $0.3 million was capitalized as part of real estate assets for the three months ended September 30, 2011 and 2010, and $0.8 million and $1.1 million was capitalized as part of real estate assets for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, there was approximately $5.7 million of total unrecognized compensation cost related to nonvested incentive awards granted under share-based compensation arrangements that is expected to be recognized over a weighted-average period of 1.6 years. The remaining compensation cost related to these nonvested incentive awards had been recognized in periods prior to September 30, 2011.

10. Future Minimum Rent
We have operating leases with tenants that expire at various dates through 2031 and are either subject to scheduled fixed increases or adjustments in rent based on the Consumer Price Index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future contractual minimum rent under operating leases as of September 30, 2011 for future periods is summarized as follows:

Year Ending	(in thousands)
Remaining 2011	$79,636
2012	323,174
2013	307,751
2014	275,387
2015	220,593
Thereafter	687,083
Total	$1,893,624

11. Commitments and Contingencies
Ground Leases
We have noncancellable ground lease obligations at one building in Bellevue, Washington which expires in November 2093 and at Kilroy Airport Center Phases I, II, and III in Long Beach, California which expires in July 2084.

The minimum commitment under our ground leases as of September 30, 2011 for five years and thereafter was as follows:

Year Ending	(in thousands)
Remaining 2011	$481
2012	1,926
2013	1,926
2014	1,870
2015	1,830
Thereafter(1)(2)	133,212
Total	$141,245

________________________

(1)
One of our ground lease obligations is subject to a fair market value adjustment every five years; however, the lease includes ground rent subprotection and infrastructure rent credits which currently limit our annual rental obligations to $1.0 million. The contractual obligations for that ground lease included above assumes the lesser of $1.0 million or annual lease rental obligation in effect as of September 30, 2011.

(2)
One of our ground lease obligations includes a component which is based on the percentage of gross income that exceeds the minimum ground rent. The minimum rent is subject to increases every five years based on 50% of the average annual percentage rent for the previous five years. Currently gross income does not exceed the threshold requiring us to pay percentage rent. The contractual obligations for that ground lease included above assumes the annual lease rental obligation in effect as of September 30, 2011.

Non-refundable Escrow Deposits
As of September 30, 2011, we had $11.0 million in non-refundable escrow deposits, subject only to the failure of satisfaction of conditions precedent to the closing. The escrow deposits are related to potential future acquisitions, which are included in prepaid expenses and other assets, net on the consolidated balance sheets. These potential future acquisitions are currently anticipated to close in 2011 and are subject to customary closing conditions.

12.    Fair Value Measurements and Disclosures
Assets and Liabilities Reported at Fair Value
The only assets and liabilities we record at fair value on our consolidated financial statements are the marketable securities and related deferred compensation plan liability, both of which are related to our deferred compensation plan. The following table sets forth the fair value of our marketable securities and related deferred compensation plan liability as of September 30, 2011 and December 31, 2010:

	Fair Value (Level 1)(1)
Description	September 30, 2011	December 31, 2010
	(in thousands)
Marketable securities (2)	$5,213	$4,902
Deferred compensation plan liability (3)	$5,118	$4,809
________________________

(1)	Based on quoted prices in active markets for identical securities.

(2)	The marketable securities are held in a limited rabbi trust.

(3)	The deferred compensation liability is reported on our consolidated balance sheets in accounts payable, accrued expenses, and other liabilities.

We report the change in the fair value of the marketable securities at the end of each accounting period in interest income and

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

other net investment gains in the consolidated statements of operations. We adjust the deferred compensation plan liability to fair value at the end of each accounting period based on the performance of the benchmark funds selected by each participant, which results in a corresponding increase or decrease to compensation cost for the period. The following table sets forth the related amounts recorded during the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
Description	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(in thousands)		(in thousands)
Net (loss) gain on marketable securities	$(642)	$311	$(429)	$190
Decrease (increase) to compensation cost	642	(364)	429	(206)
Financial Instruments Disclosed at Fair Value
The following table sets forth the carrying value and the fair value of our other financial instruments as of September 30, 2011 and December 31, 2010:

	Carrying Value	Fair Value	Carrying Value	Fair Value
Description	September 30, 2011		December 31, 2010
	(in thousands)
Liabilities
Secured debt	$473,997	$487,807	$313,009	$329,456
Exchangeable notes	305,115	321,183	299,964	312,598
Unsecured senior notes	980,487	1,014,863	655,803	661,644
Credit Facility (1)	—	—	159,000	159,659
________________________
(1) As of September 30, 2011, there were no outstanding borrowings on the Credit Facility.

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
The following tables reconcile our reportable segment activity to our consolidated net income for the three and nine months ended September 30, 2011 and 2010 and the assets by segment to the consolidated assets as of September 30, 2011 and December 31, 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Reportable Segment - Office Properties
Operating revenues(1)	$89,754	$71,646	$254,041	$194,923
Property and related expenses	26,709	21,091	74,199	56,678
Net Operating Income	63,045	50,555	179,842	138,245
Non-Reportable Segment - Industrial Properties
Operating revenues(1)	7,583	7,630	22,393	22,546
Property and related expenses	1,510	1,772	6,634	5,417
Net Operating Income	6,073	5,858	15,759	17,129
Total Segments:
Operating revenues(1)	97,337	79,276	276,434	217,469
Property and related expenses	28,219	22,863	80,833	62,095
Net Operating Income	$69,118	$56,413	$195,601	$155,374
Reconciliation to Consolidated Net Income:
Total Net Operating Income for segments	$69,118	$56,413	$195,601	$155,374
Unallocated (expenses) income:
General and administrative expenses	(6,355)	(7,273)	(20,355)	(21,096)
Acquisition-related expenses	(1,163)	(354)	(2,829)	(1,624)
Depreciation and amortization	(36,152)	(29,951)	(97,513)	(74,405)
Interest income and other net investment gains	30	337	272	703
Interest expense	(24,051)	(15,853)	(66,155)	(40,897)
Loss on early extinguishment of debt	—	—	—	(4,564)
Income from continuing operations	1,427	3,319	9,021	13,491
Income from discontinued operations(2)	12,863	350	13,608	1,011
Net income	$14,290	$3,669	$22,629	$14,502
________________________

(1)	All operating revenues are comprised of amounts received from third-party tenants.

(2)	Income from discontinued operations is from our Reportable Segment - Office Properties.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	September 30, 2011	December 31, 2010
	(in thousands)
Assets:
Reportable Segment - Office Properties
Land, buildings, and improvements, net	$2,541,029	$2,108,019
Undeveloped land and construction in progress	328,785	290,365
Total assets(1)	3,121,084	2,611,206

Non-Reportable Segment - Industrial Properties
Land, buildings, and improvements, net	146,286	146,058
Total assets(1)	161,301	159,612

Total Segments
Land, buildings, and improvements, net	2,687,315	2,254,077
Undeveloped land and construction in progress	328,785	290,365
Total assets(1)	3,282,385	2,770,818

Reconciliation to Consolidated Assets:
Total assets allocated to segments	$3,282,385	$2,770,818
Other unallocated assets:
Cash and cash equivalents	15,481	14,840
Restricted cash	25,436	1,461
Marketable securities	5,213	4,902
Deferred financing costs, net	19,638	16,447
Prepaid expenses and other assets, net	19,531	8,097
Total consolidated assets	$3,367,684	$2,816,565

________________________

(1)
Includes land, buildings, and improvements, undeveloped land and construction in progress, current receivables, deferred rent receivables, deferred leasing costs, and acquisition-related intangible assets, all shown on a net basis.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14. Property Dispositions Reported as Discontinued Operations
The following table summarizes the properties sold during the nine months ended September 30, 2011.

Location	Property Type	Month of Disposition	Number of Buildings	Rentable Square Feet	Sales Price (in millions)
10350 Barnes Canyon and 10120 Pacific Heights Drive, San Diego, CA	Office	September	2	90,558	$23.9
The following table summarizes the components that comprise income from discontinued operations for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Revenues:
Rental income	$413	$473	$1,359	$1,419
Tenant reimbursements	56	55	202	151
Total revenues	469	528	1,561	1,570

Expenses:
Property expenses	33	43	118	153
Real estate taxes	29	32	93	97
Depreciation and amortization	99	103	297	309
Total expenses	161	178	508	559

Income from discontinued operations before net gain on dispositions of discontinued operations	308	350	1,053	1,011
Net gain on dispositions of discontinued operations	12,555	—	12,555	—
Total income from discontinued operations	$12,863	$350	$13,608	$1,011

As of September 30, 2011, the net cash proceeds from this disposition of approximately $23.3 million, after the payment of selling commissions and other closing costs, are being temporarily held at a qualified intermediary, at our direction, for the purpose of facilitating a potential Section 1031 Exchange. The $23.3 million cash proceeds are included in restricted cash on the consolidated balance sheets at September 30, 2011.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Net Income (Loss) Available to Common Stockholders Per Share of the Company
The following table reconciles the numerator and denominator in computing the Company's basic and diluted per-share computations for net income (loss) available to common stockholders for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, except share and per share amounts)
Numerator:
Income from continuing operations	$1,427	$3,319	$9,021	$13,491
Loss (income) from continuing operations attributable to noncontrolling common units of the Operating Partnership	67	15	65	(94)
Preferred distributions and dividends	(3,799)	(3,799)	(11,397)	(11,397)
Allocation to participating securities (nonvested shares and RSUs)	(330)	(273)	(979)	(877)
Numerator for basic and diluted (loss) income from continuing operations available to common stockholders	(2,635)	(738)	(3,290)	1,123
Income from discontinued operations	12,863	350	13,608	1,011
Income from discontinued operations attributable to noncontrolling common units of the Operating Partnership	(363)	(11)	(385)	(34)
Numerator for basic and diluted net income (loss) available to common stockholders	$9,865	$(399)	$9,933	$2,100
Denominator:
Basic weighted average vested shares outstanding	58,355,127	52,274,316	56,136,477	48,561,614
Effect of dilutive securities-Exchangeable Notes and stock options	—	—	—	3,414
Diluted weighted average vested shares and common share equivalents outstanding	58,355,127	52,274,316	56,136,477	48,565,028
Basic earnings per share:
(Loss) income from continuing operations available to common stockholders per share	$(0.05)	$(0.01)	$(0.06)	$0.02
Income from discontinued operations per common share	0.22	0.00	0.24	0.02
Net income (loss) available to common stockholders per share	$0.17	$(0.01)	$0.18	$0.04
Diluted earnings per share:
(Loss) income from continuing operations available to common stockholders per share	$(0.05)	$(0.01)	$(0.06)	$0.02
Income from discontinued operations per common share	0.22	0.00	0.24	0.02
Net income (loss) available to common stockholders per share	$0.17	$(0.01)	$0.18	$0.04
The impact of the Exchangeable Notes and stock options was not considered in our diluted earnings per share calculation for the three and nine months ended September 30, 2011 and the three months ended September 30, 2010 since the Company had losses from continuing operations attributable to common stockholders in the respective periods and the effect was anti-dilutive.
The impact of the Exchangeable Notes was not included in our diluted earnings per share calculation for the nine months ended September 30, 2010 because the average trading price of the Company's common stock on the NYSE was below the respective Exchangeable Notes exchange price for the period. As a result, these instruments were not considered to be dilutive for the purposes of our diluted earnings per share calculation for this period.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Net Income (Loss) Available to Common Unitholders Per Unit of the Operating Partnership
The following table reconciles the numerator and denominator in computing the Operating Partnership's basic and diluted per-unit computations for net income (loss) available to common unitholders for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, except unit and per unit amounts)
Numerator:
Income from continuing operations	$1,427	$3,319	$9,021	$13,491
Income from continuing operations attributable to noncontrolling interests in consolidated subsidiaries	(30)	(41)	(95)	(138)
Preferred distributions	(3,799)	(3,799)	(11,397)	(11,397)
Allocation to participating securities (nonvested units and RSUs)	(330)	(273)	(979)	(877)
Numerator for basic and diluted (loss) income from continuing operations available to common unitholders	(2,732)	(794)	(3,450)	1,079
Income from discontinued operations	12,863	350	13,608	1,011
Numerator for basic and diluted net income (loss) available to common unitholders	$10,131	$(444)	$10,158	$2,090
Denominator:
Basic weighted average vested units outstanding	60,073,258	53,997,447	57,857,538	50,284,745
Effect of dilutive securities-Exchangeable Notes and stock options	—	—	—	3,414
Diluted weighted average vested units and common unit equivalents outstanding	60,073,258	53,997,447	57,857,538	50,288,159
Basic earnings per unit:
(Loss) income from continuing operations available to common unitholders per unit	$(0.05)	$(0.01)	$(0.06)	$0.02
Income from discontinued operations per common unit	0.22	0.00	0.24	0.02
Net income (loss) available to common unitholders per unit	$0.17	$(0.01)	$0.18	$0.04
Diluted earnings per unit:
(Loss) income from continuing operations available to common unitholders per unit	$(0.05)	$(0.01)	$(0.06)	$0.02
Income from discontinued operations per common unit	0.22	0.00	0.24	0.02
Net income (loss) available to common unitholders per unit	$0.17	$(0.01)	$0.18	$0.04
The impact of the Exchangeable Notes and stock options was not considered in our diluted earnings per unit calculation for the three and nine months ended September 30, 2011 and the three months ended September 30, 2010 since the Operating Partnership had losses from continuing operations attributable to common unitholders in the respective periods and the effect was anti-dilutive.
The impact of the Exchangeable Notes was not included in our diluted earnings per unit calculation for the nine months ended September 30, 2010 because the average trading price of the Company's common stock on the NYSE was below the respective Exchangeable Notes exchange price for the period. As a result, these instruments were not considered to be dilutive for the purposes of our diluted earnings per unit calculation for this period.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Subsequent Events
On October 11, 2011, we used borrowings under the Credit Facility to repay a secured mortgage loan with an outstanding principal balance of $68.7 million that was scheduled to mature in December 2011.
On October 17, 2011, aggregate dividends, distributions, and dividend equivalents of $21.4 million were paid to common stockholders and common unitholders of record on September 30, 2011 and RSU holders of record on October 17, 2011.
On October 25, 2011, we paid $25.0 million as a non-refundable escrow deposit, subject only to the failure of satisfaction of conditions precedent to the closing, related to a potential future acquisition. The acquisition is currently anticipated to close in 2011 and is subject to customary closing conditions.
On November 1, 2011, we used borrowings under the Credit Facility to repay a secured mortgage loan with an outstanding principal balance of $52.0 million that was scheduled to mature in April 2012 .
As of the date of this report, we have outstanding borrowings of $165.0 million under our Credit Facility that were primarily used to fund the repayment of debt and a non-refundable escrow deposit as noted above.

18.    Pro Forma Results of the Company
The following pro forma consolidated results of operations of the Company for the three and nine months ended September 30, 2011 and 2010 assumes that the acquisitions of 601 108th Avenue N.E., Bellevue, WA, and 201 Third Street, San Francisco, CA, were completed as of January 1, 2010. Pro forma data may not be indicative of the results that would have been reported had the acquisitions actually occurred as of January 1, 2010, nor does it intend to be a projection of future results.

	Three Months Ended September 30, (1)		Nine Months Ended September 30, (1)
	2011	2010	2011	2010
	(in thousands except per share amounts)

Revenues	$99,938	$86,490	$291,600	$239,270
Net income (loss) available to common stockholders(2)(3)	$11,692	$(1,284)	$9,896	$2,692
Net income (loss) available to common stockholders per share - basic(2)(3)	$0.19	$(0.03)	$0.16	$0.04
Net income (loss) available to common stockholders per share - diluted(2)(3)	$0.19	$(0.03)	$0.16	$0.04
________________________

(1)
The purchase of 601 108th Avenue N.E., Bellevue, WA, and 201 Third Street, San Francisco, CA, represent the largest acquisitions and 61.7% of the total aggregate purchase price of the properties acquired during the nine months ended September 30, 2011.

(2)
The pro forma results for the three and nine months ended September 30, 2011 were adjusted to exclude acquisition-related expenses of approximately $0.4 million and $0.6 million, respectively, incurred in 2011 for the acquisition of 601 108th Avenue N.E., Bellevue, WA, and 201 Third Street, San Francisco, CA. The pro forma results for the three and nine months ended September 30, 2010 were adjusted to include these expenses.

(3)
The pro forma results for all periods presented includes incremental interest expense assuming the acquisitions were funded by pro forma borrowings under the Credit Facility. The pro forma interest expense estimate is calculated based on the actual interest rate in effect on the Credit Facility for each respective period. Actual funding of the acquisitions may be from different sources and the pro forma borrowings and related pro forma interest expense estimate assumed herein are not indicative of actual results.

The following table summarizes the results of operations for the properties at 601 108th Avenue N.E., Bellevue, WA, and 201 Third Street, San Francisco, CA, from June 3, 2011 and September 15, 2011, the dates of acquisition, respectively, through September 30, 2011:

(in thousands)
Revenues	$6,481
Net loss(1)	(31)
________________________

(1)	Reflects the net operating income less depreciation for these properties and amortization of acquisition-related intangibles.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.    Pro Forma Results of the Operating Partnership

The following pro forma consolidated results of operations of the Operating Partnership for the three and nine months ended September 30, 2011 and 2010 assumes that the acquisitions of 601 108th Avenue N.E., Bellevue, WA, and 201 Third Street, San Francisco, CA, were completed as of January 1, 2010. Pro forma data may not be indicative of the results that would have been reported had the acquisitions actually occurred as of January 1, 2010, nor does it intend to be a projection of future results.

	Three Months Ended September 30, (1)		Nine Months Ended September 30, (1)
	2011	2010	2011	2010
	(in thousands except per share amounts)

Revenues	$99,938	$86,490	$291,600	$239,270
Net income (loss) available to common unitholders(2)(3)	$12,001	$(1,367)	$10,090	$2,672
Net income (loss) available to common unitholders per unit - basic(2)(3)	$0.19	$(0.03)	$0.16	$0.04
Net income (loss) available to common unitholders per unit - diluted(2)(3)	$0.19	$(0.03)	$0.16	$0.04
________________________

(1)
The purchase of 601 108th Avenue N.E., Bellevue, WA, and 201 Third Street, San Francisco, CA, represent the largest acquisitions and 61.7% of the total aggregate purchase price of the properties acquired during the nine months ended September 30, 2011.

(2)
The pro forma results for the three and nine months ended September 30, 2011 were adjusted to exclude acquisition-related expenses of approximately $0.4 million and $0.6 million, respectively, incurred in 2011 for the acquisition of 601 108th Avenue N.E., Bellevue, WA, and 201 Third Street, San Francisco, CA. The pro forma results for the three and nine months ended September 30, 2010 were adjusted to include these expenses.

(3)
The pro forma results for all periods presented includes incremental interest expense assuming the acquisitions were funded by pro forma borrowings under the Credit Facility. The pro forma interest expense estimate is calculated based on the actual interest rate in effect on the Credit Facility for each respective period. Actual funding of the acquisitions may be from different sources and the pro forma borrowing and related pro forma interest expense estimate assumed herein are not indicative of actual results.

The following table summarizes the results of operations for the properties at 601 108th Avenue N.E., Bellevue, WA, and 201 Third Street, San Francisco, CA, from June 3, 2011 and September 15, 2011, the dates of acquisition, respectively, through September 30, 2011:

(in thousands)
Revenues	$6,481
Net loss(1)	(31)
________________________

(1)	Reflects the net operating income less depreciation for these properties and amortization of acquisition-related intangibles.

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
Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Some of the information presented is forward-looking in nature, including information concerning projected future occupancy rates, rental rate increases, property development and redevelopment timing and costs, and investment amounts. Numerous factors could affect our actual results, some of which are beyond our control. These include the breadth and duration of the current slowness of economic growth and its impact on our tenants, the strength of commercial and industrial real estate markets, market conditions affecting tenants, our ability to complete and successfully integrate pending and recent acquisitions, the ability to successfully execute our capital recycling program including any potential dispositions and tax-deferred property exchanges, competitive market conditions, interest rate levels, volatility in the trading prices of the Company's securities, and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. We assume no obligation to update publicly any forward-looking information, whether as a result of new information, future events, or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws to disclose material information. For a discussion of important risks related to our business, and related to investing in our securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information, see “Item 1A: Risk Factors" in the Company's and the Operating Partnership's annual report on Form 10-K for the year ended December 31, 2010, and the discussion below under the captions "—Factors That May Influence Future Results of Operations,” “—Liquidity and Capital Resources of the Company” and "—Liquidity and Capital Resources of the Operating Partnership." In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur.

Overview and Background
We are a self-administered REIT active in office and industrial submarkets along the West Coast. We own, develop, acquire and manage real estate assets, consisting primarily of Class A real estate properties in the coastal regions of Los Angeles, Orange County, San Diego, greater Seattle and the San Francisco Bay Area, which we believe have strategic advantages and strong barriers to entry. We own our interests in all of our properties through the Operating Partnership and the Finance Partnership, and conduct substantially all of our operations through the Operating Partnership. We owned a 97.1%, 96.8% and 96.8% general partnership interest in the Operating Partnership as of September 30, 2011, December 31, 2010 and September 30, 2010, respectively. All our properties are held in fee except for the seven office buildings located at Kilroy Airport Center in Long Beach, California which are held subject to noncancellable ground leases for the land that expire in 2084 and one office building located in Bellevue, Washington which is held subject to a noncancellable ground lease for the land that expires in 2093.

Factors That May Influence Future Results of Operations
Acquisitions. During the nine months ended September 30, 2011, we acquired nine office buildings in six transactions for approximately $516.3 million (see Note 2 to our consolidated financial statements included in this report for more information), and during 2010 we acquired ten office buildings in eight transactions for approximately $697.8 million. We generally finance our acquisitions through the assumption of existing debt, new debt and equity offerings, borrowings under our unsecured line of credit (the "Credit Facility") and proceeds from our capital recycling program.
As a key component of our growth strategy, we continually evaluate property acquisition opportunities as they arise. As a result, at any point in time we may have one or more potential acquisitions under consideration that are in varying stages of evaluation, negotiation or due diligence review, including potential acquisitions under contract. Although, as of the date of this report we are a party to agreements to acquire properties, and in the future may enter into additional agreements to acquire properties, those agreements are and will be subject to the satisfaction of due diligence review and customary closing conditions. We cannot provide assurance that we will enter into any additional agreements to acquire properties or that the acquisitions contemplated by the agreements to which we were a party as of the date of this report or any additional agreements we may enter into in the future will be completed. Costs associated with acquisitions are expensed as incurred and we may be unable to complete an acquisition after making a nonrefundable deposit or incurring acquisition-related costs. In addition, acquisitions are subject to various other risks and uncertainties. During the three and nine months ended September 30, 2011, we incurred approximately $1.2 million and $2.8 million, respectively, of third-party acquisition costs and we anticipate that we will incur additional third-

party acquisition costs in the fourth quarter of 2011 as we pursue other potential acquisitions.
Capital Recycling Program. As part of our current strategy, we intend to dispose of mature office and industrial assets and then use the proceeds to fund potential acquisitions, to finance development and redevelopment expenditures, to potentially repay long-term debt and general corporate purposes. As part of this strategy, we intend, when practical, to enter into Section 1031 Exchanges to shelter the gains on the sales for federal and state income tax purposes.
In connection with this strategy, during the nine months ended September 30, 2011, we disposed of two office buildings in one transaction for approximately $23.9 million (see Note 14 to our consolidated financial statements included in this report for more information). At September 30, 2011, the net cash proceeds from this disposition were temporarily being held by a qualified intermediary, at our direction, for the purpose of facilitating a potential Section 1031 Exchange. In addition, during the third quarter of 2011 we began demolition of one of our industrial properties to prepare the land for the potential sale to residential developers since we successfully obtained entitlements to reposition this site for residential use. We anticipate that we could potentially sell this land in the next year, however ultimate timing of the sale will depend upon market conditions and other factors.
As part of our capital recycling program strategy, we are in various stages of negotiation for the disposition of four properties, including the land sale referenced above, with an aggregate sales price of approximately $205 million. In addition, we believe that we could potentially dispose of additional properties over the next 12 to 18 months, depending on market conditions. However, we cannot provide assurance that we will consummate any of these possible dispositions or, if we do, that the amount of proceeds from those dispositions will not be less, perhaps substantially, than the foregoing amounts.
Leasing Activity and Changes in Rental Rates.  The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following tables set forth certain information regarding leases that commenced during the three and nine months ended September 30, 2011.
Lease Commencement Information
For Leases That Commenced During the Three Months Ended September 30, 2011

	1st & 2nd Generation(1)				2nd Generation(1)
	Number of Leases(2)		Rentable Square Feet(2)		Changes in Rents(3)	Changes in Cash Rents(4)	Retention Rates(5)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Office Properties	19	15	251,372	157,432	(3.5)%	(5.7)%	81.7%	107
Industrial Properties	3	5	88,200	193,665	(18.9)%	(28.9)%	100.0%	62
Total portfolio	22	20	339,572	351,097	(9.3)%	(14.1)%	90.9%	87

Lease Commencement Information
For Leases That Commenced During the Nine Months Ended September 30, 2011

	1st & 2nd Generation(1)				2nd Generation(1)
	Number of Leases(2)		Rentable Square Feet(2)		Changes in Rents(3)	Changes in Cash Rents(4)	Retention Rates(5)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Office Properties	56	32	618,821	276,761	(7.7)%	(11.4)%	40.6%	84
Industrial Properties	8	7	233,470	285,431	(18.5)%	(27.7)%	97.9%	72
Total portfolio	64	39	852,291	562,192	(10.7)%	(15.7)%	57.8%	79
______________

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

The changes in rents and changes in cash rents reported above exclude leases of approximately 224,500 and 684,600 rentable square feet for the three and nine months ended September 30, 2011, respectively, for which the space was vacant longer than one year or we are leasing the space for the first time. We exclude space vacant for more than one year in our change in rents calculations to provide a meaningful market comparison.
During the three months ended September 30, 2011, we executed 30 leases for an aggregate of approximately 530,300 rentable square feet. The weighted average change in rents as compared to the expiring rents for the same space for these new leases was a 1.8% decrease in GAAP rents and a 8.0% decrease in cash rents, excluding leases for which the space was vacant longer than one year, or spaces we leased for the first time. As of September 30, 2011, we believe that the weighted average cash rental rates for our overall portfolio, including recently acquired properties, are approximately 5% to 10% above the current average market rental rates, although individual properties within any particular submarket presently may be leased either above, below, or at the current market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our portfolio.
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
Lease Expirations(1)

Year of Lease Expiration	Number of Expiring Leases	Net Rentable Area Subject to Expiring Leases (Sq. Ft.)	Percentage of Leased Square Feet Represented by Expiring Leases	Annualized Base Rental Revenue Under Expiring Leases (000's)(2)	Percentage of Annualized Base Rental Revenue Represented by Expiring Leases(2)	Average Annualized Base Rental Revenue Per Square Foot Under Expiring Leases (000's)(2)
Office Properties:
Remainder of 2011	8	66,433	0.5%	$1,351	0.4%	$20.34
2012	79	790,207	5.6%	22,021	6.5%	27.87
2013	87	1,149,860	8.3%	32,839	9.6%	28.56
2014	86	1,398,332	10.1%	38,133	11.1%	27.27
2015	123	1,993,201	14.3%	61,115	17.9%	30.66
2016	55	644,833	4.6%	15,855	4.6%	24.59
Total Office	438	6,042,866	43.4%	171,314	50.1%	$28.35
Industrial Properties:
Remainder of 2011	—	—	—%	—	—%
2012	9	354,994	2.6%	2,491	0.7%	$7.02
2013	10	665,357	4.8%	4,857	1.4%	7.30
2014	19	574,386	4.1%	4,604	1.3%	8.02
2015	11	655,351	4.7%	4,314	1.3%	6.58
2016	5	139,845	1.0%	825	0.2%	5.90
Total Industrial	54	2,389,933	17.2%	17,091	4.9%	$7.15
Total	492	8,432,799	60.6%	$188,405	55.0%	$22.34
________________________

(1)
The information presented reflects leasing activity through September 30, 2011. For leases that have been renewed early or space that has been re-leased to a new tenant, the expiration date and annualized base rent information presented takes into consideration the renewed or re-leased lease terms. Excludes space leased under month-to-month leases and vacant space as of September 30, 2011.

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

In addition to the 1.1 million rentable square feet, or 7.2%, of currently available space in our stabilized portfolio, leases representing approximately 0.5% and 8.2% of the occupied square footage of our stabilized portfolio are scheduled to expire during the remainder of 2011 and in 2012, respectively. The leases scheduled to expire during the remainder of 2011 and in 2012 represent approximately 0.9 million rentable square feet of office space, or 6.9% of our total annualized base rental revenue, and 0.4 million rentable square feet of industrial space, or 0.7% of our total annualized base rental revenue, respectively. We believe that the weighted average cash rental rates are approximately 10% to 15% above the current average quoted market rates for leases scheduled to expire during the remainder of 2011 and 2012, although individual properties within any particular submarket presently may be leased either above, below, or at the current quoted market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our overall portfolio. Our ability to re-lease available space depends upon both general market conditions and the market conditions in the specific regions in which individual properties are located.
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
During the three months ended September 30, 2011, we commenced the redevelopment of two of our existing office properties to upgrade and modernize the buildings and adjacent common areas. One office property is located in the Long Beach submarket of Los Angeles and encompasses approximately 98,000 rentable square feet. The redevelopment will occur in two phases and the existing tenant will occupy approximately 50% of the property during redevelopment. The redevelopment project has a total estimated investment of approximately $19.3 million at completion, including the $6.3 million net carrying value of the project at the commencement of redevelopment. Construction is currently expected to be completed in the second quarter of 2012.
The second office redevelopment property is located in the Sorrento Mesa submarket of San Diego and encompasses approximately 111,000 rentable square feet. The property is 100% pre-leased to a single tenant. As part of the redevelopment, we will be incorporating one of our undeveloped land parcels. The redevelopment project has a total estimated investment of approximately $38.8 million at completion, including the $22.2 million net carrying value of the project at the commencement of redevelopment. Construction is currently expected to be completed in the third quarter of 2012.
During the three months ended September 30, 2010 we commenced the redevelopment of one of our buildings in the El Segundo submarket of Los Angeles County which encompasses approximately 299,000 rentable square feet. We are currently upgrading and modernizing the building and adjacent common areas since it was previously occupied by the Boeing Company and its predecessors for more than 25 years. The redevelopment project has a total estimated investment of approximately $58.3 million at completion, including the $9.1 million net carrying value of the project at the commencement of redevelopment. Construction is currently expected to be completed in the third quarter of 2012. The building is 100% pre-leased to DIRECTV, Inc.   Upon commencement of the lease for the 299,000 rentable square feet at this building, we project that DIRECTV, Inc. will become our largest tenant based on annualized base rental revenue.   Upon completion of the redevelopment, DIRECTV, Inc. will lease approximately 630,000 rentable square feet and represent approximately 6% of our projected annualized base rental revenue.
In recent periods we have delayed the timing and reduced the scope of our development program, which impacts the average development and redevelopment asset balances qualifying for interest and other carry cost capitalization. During the three months ended September 30, 2011, we did not capitalize interest on six of our seven development pipeline properties with an aggregate cost basis of approximately $147.8 million, as it was determined these projects did not qualify for interest and other carry cost capitalization under GAAP. As of September 30, 2011, our development pipeline included 110.2 gross acres of land with an aggregate cost basis of approximately $267.5 million. While in recent periods we have delayed the timing and reduced the scope of our development program activity as a result of economic conditions in our submarkets, we continue to proactively evaluate development and redevelopment opportunities throughout the West Coast. In addition, we plan to continue to focus on enhancing the entitlements for our existing development land pipeline, and performing additional activities to prepare for the time when development will again be economically attractive.
We also plan to continue to evaluate other redevelopment opportunities within our property portfolio.
Incentive Compensation.    Our Executive Compensation Committee determines compensation, including equity and cash incentive programs, for our executive officers in accordance with the terms and conditions of applicable agreements and incentive award programs. The programs approved by the Executive Compensation Committee have historically provided for equity and cash incentive compensation to be earned by our executive officers based on the attainment of certain performance measures, including financial, operating, development and other targets. Incentive compensation for our executive officers for 2011 has been structured to allow the Executive Compensation Committee to evaluate a variety of key factors and metrics at the end of the year and make a determination of incentive compensation for executive officers based on the Company's and management's overall performance. As a result, accrued incentive compensation and compensation expense for future incentive compensation awards will be affected by our operating and development performance, financial results, the performance of the trading price of the Company's common stock, market conditions and other performance conditions. Consequently, we cannot predict the amounts that will be recorded in future periods related to such incentive compensation.

Share-Based Compensation.    As of September 30, 2011, there was $5.7 million of total unrecognized compensation cost related to outstanding nonvested shares of restricted common stock and nonvested RSUs issued under share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.6 years. The $5.7 million of unrecognized compensation cost does not reflect the future compensation cost for any potential share-based awards that may be issued based on the Company's and management's performance in 2011. Share-based compensation expense for future incentive compensation awards will be affected by our operating and development performance, financial results, the performance of the trading price of the Company's common stock, and market conditions. Consequently, we cannot predict the amounts that will be recorded in future periods for such share-based awards. See Note 9 to our consolidated financial statements included in this report for additional information regarding our share-based incentive compensation plan.

Stabilized Portfolio Information
The following table reconciles the changes in the rentable square feet in our stabilized portfolio of operating properties from September 30, 2010 to September 30, 2011:

	Office Properties		Industrial Properties		Total
	Number of Buildings	Rentable Square Feet	Number of Buildings	Rentable Square Feet	Number of Buildings	Rentable Square Feet
Total as of September 30, 2010	99	9,809,506	41	3,654,463	140	13,463,969
Acquisitions	12	2,164,271			12	2,164,271
Properties moved to the redevelopment portfolio	(2)	(209,561)			(2)	(209,561)
Dispositions	(4)	(197,349)	(1)	(51,567)	(5)	(248,916)
Remeasurement		7,377		2,511	—	9,888
Total as of September 30, 2011	105	11,574,244	40	3,605,407	145	15,179,651
Occupancy Information
The following table sets forth certain information regarding our stabilized portfolio:
Stabilized Portfolio Occupancy

Region	Number of Buildings	Square Feet Total	Occupancy at(1)
			9/30/2011	6/30/2011	12/31/2010
Office Properties:
Los Angeles and Ventura Counties	28	2,976,006	84.1%	82.9%	89.3%
San Diego	61	5,435,280	92.6	88.4	86.4
Orange County	5	540,656	91.4	92.5	93.1
San Francisco Bay Area	5	1,731,805	95.4	93.1	84.3
Greater Seattle	6	890,497	90.2	90.4	100.0
	105	11,574,244	90.6	87.9	87.5
Industrial Properties:
Los Angeles County	1	192,053	100.0	100.0	100.0
Orange County	39	3,413,354	100.0	97.4	93.5
	40	3,605,407	100.0	97.6	93.9
Total Stabilized Portfolio	145	15,179,651	92.8%	90.2%	89.1%

	Average Occupancy for Three Months Ended September 30,
	Stabilized Portfolio(1)		Core Portfolio(2)
	2011	2010	2011	2010
Office Properties	90.1%	84.9%	89.4%	85.8%
Industrial Properties	98.4%	86.8%	98.4%	86.5%
Total Portfolio	92.1%	85.4%	92.3%	86.0%

	Average Occupancy for Nine Months Ended September 30,
	Stabilized Portfolio(1)		Core Portfolio(2)
	2011	2010	2011	2010
Office Properties	89.0%	83.5%	89.2%	84.4%
Industrial Properties	96.6%	85.7%	96.6%	85.4%
Total Portfolio	90.8%	84.1%	91.5%	84.7%
________________________

(1)	Occupancy percentages reported are based on our stabilized portfolio as of the end of the period presented.

(2)	Occupancy percentages reported are based on Office Properties and Industrial Properties owned and stabilized as of January 1, 2010 and still owned and stabilized as of September 30, 2011.

As of September 30, 2011, the Office Properties and Industrial Properties represented approximately 92.1% and 7.9%, respectively, of our total annualized base rental revenue. During the three months ended September 30, 2011, the Office and Industrial Properties represented approximately 91.2% and 8.8%, respectively, of our total Net Operating Income, as defined. During the nine months ended September 30, 2011, the Office Properties and Industrial Properties represented approximately 91.9% and 8.1%, respectively, of our total Net Operating Income, as defined.
Current Regional Information
Although real estate fundamentals continue to be challenging in many of our regional submarkets, we have started to see a general increase in occupancy across our portfolio, and we have generally seen a modest decrease in vacancy rates and positive net absorption across many of our regional submarkets as well as a stabilization in rental rates and lease concession packages.
Los Angeles and Ventura Counties.    Our Los Angeles and Ventura Counties stabilized office portfolio of 3.0 million rentable square feet was 84.1% occupied with approximately 472,400 available rentable square feet as of September 30, 2011 compared to 89.3% occupied with approximately 328,800 available rentable square feet as of December 31, 2010. The decrease in occupancy is primarily attributable to 205,000 of rentable square feet related to a lease with one tenant in buildings along the 101-Corridor in Ventura County. The tenant vacated the properties upon expiration of the lease.
As of September 30, 2011, leases representing an aggregate of approximately 62,600 and 188,800 rentable square feet are scheduled to expire in this region during the remainder of 2011 and in 2012, respectively. The aggregate rentable square feet under the leases scheduled to expire in this region during the remainder of 2011 and in 2012 represents approximately 1.8% of our occupied rentable square feet and 2.1% of our annualized base rental revenues in our total stabilized portfolio. As of September 30, 2011, we have leased approximately 86,800 rentable square feet in this region that was vacant at September 30, 2011. The new leases are scheduled to commence during the fourth quarter of 2011.
San Diego County.    Our San Diego County stabilized office portfolio of 5.4 million rentable square feet was 92.6% occupied with approximately 402,000 available rentable square feet as of September 30, 2011 compared to 86.4% occupied with approximately 744,300 available rentable square feet as of December 31, 2010.
No leases are scheduled to expire during the remainder of 2011 and leases representing an aggregate of approximately 465,200 rentable square feet are scheduled to expire in 2012 in this region. The aggregate rentable square feet under leases scheduled to expire in this region in 2012 represents approximately 3.3% of our occupied rentable square feet and 3.6% of our annualized base rental revenues in our total stabilized portfolio.
Orange County.    As of September 30, 2011, our Orange County stabilized industrial portfolio of 3.4 million rentable square feet was 100.0% occupied compared to 93.5% occupied with approximately 220,100 available rentable square feet as of December 31, 2010.
Our Orange County stabilized office portfolio of approximately 540,700 rentable square feet was 91.4% occupied with approximately 46,600 available rentable square feet as of September 30, 2011 compared to 93.1% occupied with approximately 37,300 available rentable square feet as of December 31, 2010.
No leases are scheduled to expire during the remainder of 2011 and leases representing an aggregate of approximately 381,900 rentable square feet are scheduled to expire in 2012 in this region. The aggregate rentable square feet under leases scheduled to expire in 2012 represents approximately 2.7% of our occupied rentable square feet and 0.9% of our annualized base rental revenues in our total stabilized portfolio. Of the 381,900 rentable square feet scheduled to expire in 2012, approximately 355,000 rentable square feet is industrial space.
San Francisco Bay Area.    As of September 30, 2011, our San Francisco Bay Area stabilized office portfolio of 1.7 million rentable square feet was 95.4% occupied with approximately 80,000 available rentable square feet, compared to 84.3% occupied with approximately 188,900 available rentable square feet as of December 31, 2010. The increase in occupancy is primarily attributable to three leases encompassing approximately 143,800 rentable square feet that commenced during the first three quarters of 2011.  Additionally, during the nine months ended September 30, 2011, we have acquired three buildings in the San Francisco Bay Area encompassing approximately 531,300 rentable square feet.  These three buildings were approximately 92.7% occupied as of September 30, 2011.  See Note 2 to our consolidated financial statements included in this report for additional information regarding our 2011 acquisitions.
As of September 30, 2011, leases representing an aggregate of approximately 800 and 56,600 rentable square feet are scheduled to expire during the remainder of 2011 and in 2012, respectively. The aggregate rentable square feet under leases scheduled to expire in this region during the remainder of 2011 and in 2012 represents approximately 0.4% of our occupied rentable square feet and 0.6% of our annualized base rental revenues in our total stabilized portfolio.
Greater Seattle.    As of September 30, 2011, our Greater Seattle stabilized office portfolio of 0.9 million rentable square feet was 90.2% occupied with approximately 87,300 available rentable square feet as of September 30, 2011 compared to being 100.0%

occupied as of December 31, 2010. The decrease in occupancy is primarily attributable to the acquisitions of five office buildings encompassing approximately 768,400 rentable square feet during the nine months ended September 30, 2011 that were 88.6% occupied at September 30, 2011.
As of September 30, 2011, leases representing an aggregate of approximately 3,100 and 52,600 rentable square feet are scheduled to expire during the remainder of 2011 and in 2012, respectively. The aggregate rentable square feet under leases scheduled to expire in this region during the remainder of 2011 and in 2012 represents approximately 0.4% of our occupied rentable square feet and 0.3% of our annualized base rental revenues in our total stabilized portfolio.

Results of Operations
Management internally evaluates the operating performance and financial results of our portfolio based on Net Operating Income for the consolidated portfolio. We define “Net Operating Income (Loss)” as operating revenues (rental income, tenant reimbursements, and other property income) less operating expenses (property expenses, real estate taxes, provision for bad debts, and ground leases). The Net Operating Income information presented within this Management's Discussion and Analysis of Financial Condition and Results of Operations is the same Net Operating Income information disclosed in our segment information in Note 13 to our consolidated financial statements.

Comparison of the Three Months Ended September 30, 2011 to the Three Months Ended September 30, 2010
The following table reconciles our Net Operating Income, as defined, to our net income for the three months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2011	2010
	($ in thousands)
Net Operating Income, as defined	$69,118	$56,413	$12,705	22.5%
Unallocated (expense) income:
General and administrative expenses	(6,355)	(7,273)	918	(12.6)
Acquisition-related expenses	(1,163)	(354)	(809)	228.5
Depreciation and amortization	(36,152)	(29,951)	(6,201)	20.7
Interest income and other net investment gains	30	337	(307)	(91.1)
Interest expense	(24,051)	(15,853)	(8,198)	51.7
Income from continuing operations	1,427	3,319	(1,892)	(57.0)%
Income from discontinued operations	12,863	350	12,513	3,575.1%
Net income	$14,290	$3,669	$10,621	289.5%

Rental Operations

The following tables summarize the Net Operating Income (Loss), as defined, for our total portfolio for the three months ended September 30, 2011 and 2010.

	2011				2010
	Core Portfolio(1)	Acquisitions Portfolio(2)	Other	Total Portfolio	Core Portfolio(1)	Acquisitions Portfolio(2)	Other	Total Portfolio
	(in thousands)				(in thousands)
Operating revenues:
Rental income	$62,578	$26,363	$365	$89,306	$60,036	$11,145	$954	$72,135
Tenant reimbursements	5,038	2,547	98	7,683	5,692	220	244	6,156
Other property income	328	20	—	348	799	86	100	985
Total	67,944	28,930	463	97,337	66,527	11,451	1,298	79,276
Property and related expenses:
Property expenses	12,364	6,702	295	19,361	12,444	2,803	555	15,802
Real estate taxes	5,143	2,880	337	8,360	5,867	1,221	494	7,582
Provision for bad debts	(5)	—	—	(5)	(857)	—	—	(857)
Ground leases	274	193	36	503	300	—	36	336
Total	17,776	9,775	668	28,219	17,754	4,024	1,085	22,863
Net Operating Income (Loss), as defined	$50,168	$19,155	$(205)	$69,118	$48,773	$7,427	$213	$56,413
_______________________

(1)	Properties owned and stabilized as of January 1, 2010 and still owned and stabilized as of September 30, 2011.

(2)
Includes results, from the dates of acquisition through the periods presented, for the ten office buildings we acquired during 2010 and the nine office buildings we acquired during the nine months ended September 30, 2011.

	Three Months Ended September 30, 2011 As Compared to the Three Months Ended September 30, 2010
	Core Portfolio		Acquisitions Portfolio		Total Portfolio
	Dollar Change	Percentage Change	Dollar Change	Percentage Change	Dollar Change	Percentage Change
			($ in thousands)
Operating revenues:
Rental income	$2,542	4.2%	$15,218	136.5%	$17,171	23.8%
Tenant reimbursements	(654)	(11.5)	2,327	1,057.7	1,527	24.8
Other property income	(471)	(58.9)	(66)	(76.7)	(637)	(64.7)
Total	1,417	2.1	17,479	152.6	18,061	22.8
Property and related expenses:
Property expenses	(80)	(0.6)	3,899	139.1	3,559	22.5
Real estate taxes	(724)	(12.3)	1,659	135.9	778	10.3
Provision for bad debts	852	99.4	—	—	852	99.4
Ground leases	(26)	(8.7)	193	100.0	167	49.7
Total	22	0.1	5,751	142.9	5,356	23.4
Net Operating Income, as defined	$1,395	2.9%	$11,728	157.9%	$12,705	22.5%

Net Operating Income increased $12.7 million, or 22.5%, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 primarily resulting from:

•
An increase of $11.7 million attributable to the ten office buildings we acquired during 2010 and the nine office buildings we acquired during the nine months ended September 30, 2011 (the “Acquisitions Portfolio”);

•
An increase of $1.4 million attributable to the properties owned and stabilized as of January 1, 2010 and still owned and stabilized as of September 30, 2011 (the “Core Portfolio”) primarily as a result of:

▪
An increase in rental income of $2.5 million primarily resulting from an increase in average occupancy of 6.3%, from 86.0% for the three months ended September 30, 2010, to 92.3% for the three months ended September 30, 2011;

▪
An offsetting decrease in tenant reimbursements of $0.7 million primarily resulting from the resetting of base year expense levels for recent lease renewals and reduced tenant reimbursement revenue attributable to one tenant that vacated one of our buildings at the end of their lease;

▪	An increase to Net Operating Income of $0.7 million resulting from a decrease in real estate taxes as a result of successful property tax appeals and lower than expected supplemental tax increases;

•	A decrease to Net Operating Income of approximately $1.2 million resulting from:

•	The reversal of $0.6 million of provision for bad debts during the three months ended September 30, 2010 resulting from the settlement of outstanding litigation at one of our properties;

•	The recognition of $0.6 million in other property income during the three months ended September 30, 2010 as a result of a lease termination fee; and

•
An offsetting decrease of $0.5 million generated by one office building that was moved from the stabilized portfolio to the redevelopment portfolio during the three months ended September 30, 2010 and two office buildings that were moved to the redevelopment portfolio from the stabilized portfolio upon commencement of redevelopment in 2011 (the "Redevelopment Properties").

Other Expenses and Income
General and Administrative Expenses
General and administrative expenses decreased $0.9 million, or 12.6%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 primarily as a result of a net decrease in compensation expense resulting from:

•	A decrease in share-based compensation expense (see Note 9 to our consolidated financial statements for more information); and

•
An adjustment to decrease our deferred compensation plan liability to fair value (see Note 12 to our consolidated financial statements included in this report and the discussion under the caption — Interest Income and Other Net Investment Gains below for more information).

These decreases were partially offset by an increase in compensation expense associated with the growth of the Company primarily as a result of the ongoing acquisition activities.
Depreciation and Amortization
Depreciation and amortization increased by $6.2 million, or 20.7%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, primarily related to the Acquisitions Portfolio.
Interest Income and Other Net Investment Gains

Total interest income and other net investment gains decreased by approximately $0.3 million, or 91.1%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, primarily as a result of a decrease in the fair value of the marketable securities held in connection with our deferred compensation plan (see Note 12 to our consolidated financial statements included in this report for additional information), partially offset by interest income and other non-property related gains. The decrease to interest income and other net investment gains resulting from the decrease in the fair value of the marketable securities offsets the decrease in compensation expense discussed in the general and administrative expenses section above.
Interest Expense
The following table sets forth our gross interest expense, including debt discounts/premiums and loan cost amortization, net of capitalized interest for the three months ended September 30, 2011 and 2010:

	2011	2010	Dollar Change	Percentage Change
	($ in thousands)
Gross interest expense	$26,449	$18,543	$7,906	42.6%
Capitalized interest	(2,398)	(2,690)	292	(10.9)%
Interest expense	$24,051	$15,853	$8,198	51.7%
Gross interest expense, before the effect of capitalized interest, increased $7.9 million, or 42.6%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 resulting from an increase in our average outstanding debt balances primarily as a result of our acquisition activity.

Capitalized interest decreased $0.3 million, or 10.9%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 primarily as a result of a decrease in our weighted-average effective rate from approximately 6.4% to 6.0%, and, to a lesser extent, as a result of a decrease in our average development and redevelopment asset balances qualifying for interest capitalization.

Comparison of the Nine Months Ended September 30, 2011 to the Nine Months Ended September 30, 2010
The following table reconciles our Net Operating Income, as defined to our net income for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2011	2010
	($ in thousands)
Net Operating Income, as defined	$195,601	$155,374	$40,227	25.9%
Unallocated (expense) income:
General and administrative expenses	(20,355)	(21,096)	741	(3.5)
Acquisition-related expenses	(2,829)	(1,624)	(1,205)	74.2
Depreciation and amortization	(97,513)	(74,405)	(23,108)	31.1
Interest income and other net investment gains	272	703	(431)	(61.3)
Interest expense	(66,155)	(40,897)	(25,258)	61.8
Loss on early extinguishment of debt	—	(4,564)	4,564	100.0
Income from continuing operations	9,021	13,491	(4,470)	(33.1)%
Income from discontinued operations	13,608	1,011	12,597	1,246.0%
Net income	$22,629	$14,502	$8,127	56.0%

The following tables summarize the Net Operating Income (Loss), as defined, for our total portfolio for the nine months ended September 30, 2011 and 2010.

	2011				2010
	Core Portfolio(1)	Acquisitions Portfolio(2)	Other	Total Portfolio	Core Portfolio(1)	Acquisitions Portfolio(2)	Other	Total Portfolio
	(in thousands)				(in thousands)
Operating revenues:
Rental income	$185,913	$65,093	$1,096	$252,102	$177,726	$14,479	$4,678	$196,883
Tenant reimbursements	16,058	5,259	152	21,469	16,696	287	1,278	18,261
Other property income	2,767	64	32	2,863	1,938	87	300	2,325
Total	204,738	70,416	1,280	276,434	196,360	14,853	6,256	217,469
Property and related expenses:
Property expenses	37,215	16,234	1,099	54,548	36,652	3,653	1,950	42,255
Real estate taxes	16,536	7,152	1,190	24,878	16,981	1,588	1,466	20,035
Provision for bad debts	141	—	—	141	(843)	—	—	(843)
Ground leases	906	253	107	1,266	673	—	(25)	648
Total	54,798	23,639	2,396	80,833	53,463	5,241	3,391	62,095
Net Operating Income (Loss), as defined	$149,940	$46,777	$(1,116)	$195,601	$142,897	$9,612	$2,865	$155,374
________________________

(1)	Properties owned and stabilized as of January 1, 2010 and still owned and stabilized as of September 30, 2011.

(2)
Includes results, from the dates of acquisition through the periods presented, for the ten office buildings we acquired during 2010 and the nine office buildings we acquired during the nine months ended September 30, 2011.

The following table compares the Net Operating Income, as defined, for our total portfolio for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended September 30, 2011 As Compared to the Nine Months Ended September 30, 2010
	Core Portfolio		Acquisitions Portfolio		Total Portfolio
	Dollar Change	Percentage Change	Dollar Change	Percentage Change	Dollar Change	Percentage Change
			($ in thousands)
Operating revenues:
Rental income	$8,187	4.6%	$50,614	349.6%	$55,219	28.0%
Tenant reimbursements	(638)	(3.8)	4,972	1,732.4	3,208	17.6
Other property income	829	42.8	(23)	(26.4)	538	23.1
Total	8,378	4.3	55,563	374.1	58,965	27.1
Property and related expenses:
Property expenses	563	1.5	12,581	344.4	12,293	29.1
Real estate taxes	(445)	(2.6)	5,564	350.4	4,843	24.2
Provision for bad debts	984	(116.7)	—	—	984	(116.7)
Ground leases	233	34.6	253	100.0	618	95.4
Total	1,335	2.5	18,398	351.0	18,738	30.2
Net Operating Income, as defined	$7,043	4.9%	$37,165	386.7%	$40,227	25.9%

Net Operating Income increased $40.2 million, or 25.9%, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 primarily resulting from:

•	An increase of $37.2 million attributable to the Acquisitions Portfolio;

•	An increase of $7.0 million attributable to the Core Portfolio primarily as a result of:

▪
An increase in rental income of $8.2 million primarily resulting from an increase in average occupancy of 6.8%, from 84.7% for the nine months ended September 30, 2010, to 91.5% for the nine months ended September 30, 2011;

•	A decrease to Net Operating Income of approximately $1.2 million resulting from:

•
The reversal of $0.6 million of provision for bad debts during the nine months ended September 30, 2010 related to the settlement of outstanding litigation at one of our properties. The remaining year over year increase in the provision for bad debts resulted from changes in our estimates of the collectibility of receivables from certain watchlist tenants; and

•	The recognition of $0.6 million in other property income during the nine months ended September 30, 2010 related to a lease termination fee; and

•	An offsetting decrease of $4.0 million primarily attributable to the Redevelopment Properties that were removed from the stabilized portfolio upon commencement of redevelopment.

Other Expenses and Income
General and Administrative Expenses
General and administrative expenses decreased $0.7 million, or 3.5%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily as a result of a net decrease in compensation expense resulting from:

•	A decrease in share-based compensation expense (see Note 9 to our consolidated financial statements for more information); and

•
An adjustment to decrease our deferred compensation plan liability to fair value (see Note 12 to our consolidated financial statements included in this report and the discussion under the caption — Interest Income and Other Net Investment Gains below for more information).

These decreases were partially offset by an increase in compensation expense associated with the growth of the Company primarily as a result of the ongoing acquisition activities.
Depreciation and Amortization
Depreciation and amortization increased by $23.1 million, or 31.1%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, primarily related to the Acquisitions Portfolio.
Interest Income and Other Net Investment Gains
Total interest income and other net investment gains decreased by approximately $0.4 million, or 61.3%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, primarily as a result of a decrease in the fair value of the marketable securities held in connection with our deferred compensation plan (see Note 12 to our consolidated financial statements included in this report for additional information), partially offset by interest income and other non-property related gains. The decrease to interest income and other net investment gains resulting from the decrease in the fair value of the marketable securities offsets the decrease in compensation expense discussed in the general and administrative expenses section above.
Interest Expense
The following table sets forth our gross interest expense, including debt discounts/premiums and loan cost amortization, net of capitalized interest, for the nine months ended September 30, 2011 and 2010:

	2011	2010	Dollar Change	Percentage Change
	($ in thousands)
Gross interest expense	$72,597	$48,980	$23,617	48.2%
Capitalized interest	(6,442)	(8,083)	1,641	(20.3)%
Interest expense	$66,155	$40,897	$25,258	61.8%
Gross interest expense, before the effect of capitalized interest, increased $23.6 million, or 48.2%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 resulting from an increase in our average outstanding debt balances primarily as a result of our acquisition activity.
Capitalized interest decreased $1.6 million, or 20.3%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily attributable to a decrease in our average development and redevelopment asset balances qualifying for interest capitalization.

Liquidity and Capital Resources of the Company

In this "Liquidity and Capital Resources of the Company" section, the term the "Company" refers only to Kilroy Realty Corporation on an unconsolidated basis, and excludes the Operating Partnership and all other subsidiaries.
The Company's business is operated primarily through the Operating Partnership. Distributions from the Operating Partnership are the Company's source of capital. The Company believes the Operating Partnership's sources of working capital, specifically its cash flow from operations and borrowings available under its Credit Facility, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its preferred and common stockholders. Cash flows from operating activities generated by the Operating Partnership for the three and nine months ended September 30, 2011 were sufficient to cover the Company's payment of cash dividends to its stockholders. However, there can be no assurance that the Operating Partnership's sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distributions to the Company. The unavailability of capital could adversely affect the Operating Partnership's ability to make distributions to the Company, which would in turn, adversely affect the Company's ability to pay cash dividends to its stockholders.
The Company is a well-known seasoned issuer with an effective shelf registration statement for the public issuance of preferred or common equity securities and guarantees of debt securities, and for the public issuance by the Operating Partnership of debt securities. As circumstances warrant, the Company may issue securities from time to time on an opportunistic basis, depending upon market conditions and available pricing. When the Company receives proceeds from preferred or common equity issuances, it is required by the Operating Partnership's partnership agreement to contribute the proceeds from its equity issuances to the Operating Partnership in exchange for corresponding interest in preferred or common partnership units of the Operating Partnership. The Operating Partnership may use the proceeds to repay debt, including borrowings under its Credit Facility, develop new or existing properties, to make acquisitions of properties, portfolios of properties, or for general corporate purposes.
As the sole general partner with control of the Operating Partnership, the Company consolidates the Operating Partnership for financial reporting purposes, and the Company does not have significant assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities and the revenues and expenses of the Company and the Operating Partnership are substantially the same on their respective financial statements. The section entitled "Liquidity and Capital Resources of the Operating Partnership" should be read in conjunction with this section to understand the liquidity and capital resources of the Company on a consolidated basis and how the Company is operated as a whole.
Distribution Requirements
The Company is required to distribute 90% of its taxable income (excluding capital gains) on an annual basis to maintain qualification as a REIT for federal income tax purposes, and is required to pay tax at regular corporate rates to the extent it distributes less than 100% of its taxable income (including capital gains). While historically the Company has satisfied its distribution requirement by making cash distributions to its stockholders, for distributions with respect to taxable years ending on or before December 31, 2011, IRS guidance allows the Company to satisfy up to 90% of this requirement through the distribution of shares of the Company's common stock, if certain conditions are met. The Company intends to continue to make, but has not committed to make, regular quarterly cash distributions to common stockholders and common unitholders from cash flow from operating activities. All such distributions are at the discretion of the board of directors. The Company has historically distributed amounts in excess of our taxable income resulting in a return of capital to its stockholders and the Company currently believes it has the ability to maintain distributions at the 2010 levels to meet its REIT requirements for 2011. The Company considers market factors and its performance in addition to REIT requirements in determining our distribution levels. In addition, one of the covenants contained within the Credit Facility prohibits the Company from paying dividends in excess of 95% of Funds From Operations ("FFO").
On September 15, 2011, the Board of Directors declared a regular quarterly cash dividend of $0.35 per common share payable on October 17, 2011 to stockholders of record on September 30, 2011 and caused a $0.35 per Operating Partnership unit cash distribution to be paid in respect of the Operating Partnership's common limited partnership interests, including those owned by the Company.
On September 15, 2011, the Board of Directors declared a dividend of $0.4875 per share on the Company's Series E Preferred Stock and a dividend of $0.46875 per share on the Company's Series F Preferred Stock for the period commencing on and including August 15, 2011 and ending on and including November 14, 2011. The Company is also required to make quarterly cash distributions to the 7.45% Series A Preferred unitholders of $0.7 million, payable on November 15, 2011.

Capitalization
As of September 30, 2011, our total debt as a percentage of total market capitalization was 46.0% and the total debt and liquidation value of our preferred equity as a percentage of total market capitalization was 51.1%, which was calculated based on the closing price per share of the Company's common stock of $31.30 on September 30, 2011 as shown in the table below.

	Shares/Units at September 30, 2011	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
	($ in thousands)
Debt:
Credit Facility		$—	—%
3.25% Exchangeable Notes due 2012(1)		148,000	3.8
4.25% Exchangeable Notes due 2014(1)		172,500	4.5
Unsecured Senior Notes due 2014		83,000	2.1
Unsecured Senior Notes due 2015(1)		325,000	8.4
Unsecured Senior Notes due 2018(1)		325,000	8.4
Unsecured Senior Notes due 2020(1)		250,000	6.5
Secured debt(1)		473,400	12.3
Total debt		$1,776,900	46.0
Equity and Noncontrolling Interest:
7.450% Series A Cumulative Redeemable Preferred units(2)	1,500,000	$75,000	1.9%
7.800% Series E Cumulative Redeemable Preferred stock(3)	1,610,000	40,250	1.0
7.500% Series F Cumulative Redeemable Preferred stock(3)	3,450,000	86,250	2.2
Common units outstanding(4)(5)	1,718,131	53,778	1.4
Common shares outstanding(5)	58,464,412	1,829,936	47.5
Total equity and noncontrolling interests		2,085,214	54.0
Total Market Capitalization		$3,862,114	100.0%
________________________

(1)	Represents gross aggregate principal amount due at maturity, before the effect of the unamortized discounts and premiums as of September 30, 2011.

(2)	Value based on $50.00 per unit liquidation preference.

(3)	Value based on $25.00 per share liquidation preference.

(4)	Represents common units not owned by the Company.

(5)	Value based on closing price per share of our common stock of $31.30 as of September 30, 2011.

Liquidity and Capital Resources of the Operating Partnership
In this "Liquidity and Capital Resources of the Operating Partnership" section, the terms "we," "our," and "us" refer to the Operating Partnership or the Company, as the context requires.
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
General Strategy
Our general strategy is to maintain a conservative balance sheet with a top credit profile and to maintain a capital structure that allows for financial flexibility and diversification of capital resources. We manage our capital structure to reflect a long−term investment approach and utilize multiple sources of capital to meet our long−term capital requirements. We believe that our current projected liquidity requirements for the next twelve-month period, as set forth above under the caption “ —Liquidity Uses,” will be satisfied using a combination of the liquidity sources listed above. We believe our conservative leverage and staggered debt maturities provide us with financial flexibility and enhances our ability to obtain additional sources of liquidity if necessary, and, therefore, we are well−positioned to refinance or repay maturing debt and to pursue our strategy of seeking attractive acquisition opportunities, which we may finance, as necessary, with future public and private issuances of debt and equity securities or dispositions of non-strategic assets.
2011 Financing Activities

•
In November 2011, the Operating Partnership used borrowings under the Credit Facility to repay a secured mortgage loan with an outstanding principal balance of $52.0 million that was scheduled to mature in April 2012.

•
In October 2011, the Operating Partnership used borrowings under the Credit Facility to repay a secured mortgage loan with an outstanding principal balance of $68.7 million that was scheduled to mature in December 2011.

•
In July 2011, we commenced a periodic stock offering program under which we may sell up to $200.0 million aggregate gross sales price of the Company's common stock from time to time. We have not issued any stock under this program as of the date of this report (see "- Liquidity Sources" below for additional information).

•
In July 2011, the Operating Partnership issued $325.0 million in aggregate principal amount of 4.80% unsecured senior notes due July 15, 2018 (see Note 5 to our consolidated financial statements included in this report for additional information).

•
In June 2011, the Operating Partnership amended the terms of the Credit Facility to, among other things, extend the maturity date to August 2015, reduce the interest rate to an annual rate of LIBOR plus 1.750% and reduce the facility fee to an annual rate of 0.35% (see Note 5 to our consolidated financial statements included in this report for additional information).

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

Liquidity Sources
Credit Facility
In June 2011, we amended the terms of our Credit Facility, among other things, to extend the maturity date and reduce the interest rate and facility fee. The following table summarizes the terms of our Credit Facility as of December 31, 2010 and as amended as of September 30, 2011:

	September 30, 2011	December 31, 2010
	(in thousands)
Outstanding borrowings (1)	$—	$159,000
Remaining borrowing capacity	500,000	341,000
Total borrowing capacity (2)	$500,000	$500,000
Interest rate(3)	—	2.99%
Facility fee - annual rate (4)	0.350%	0.575%
Maturity date (5)	August 2015	August 2013
________________________
(1) As of September 30, 2011 there were no borrowings outstanding under the Credit Facility.
(2) We may elect to borrow, subject to lender approval, up to an additional $200 million under an accordion feature under the terms of the Credit Facility.
(3) The Credit Facility interest rate was calculated based on an annual rate of LIBOR plus 1.750% and 2.675% as of September 30, 2011 and December 31, 2010, respectively. No interest rate is shown as of September 30, 2011 because no borrowings were outstanding.
(4) The facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we also incurred debt origination and legal costs of approximately $5.0 million when we entered into the Credit Facility in 2010 and an additional $3.3 million when we amended the Credit Facility in 2011. The unamortized balance of these costs will be amortized as additional interest expense over the extended term of the Credit Facility.
(5) Under the original and amended terms of the Credit Facility, we may exercise an option to extend the maturity date by one year.

Periodic Stock Offering Program
In July 2011, we commenced a periodic stock offering program under which we may sell up to $200 million aggregate gross sales price of the Company's common stock from time to time. As of the date of this report, no shares have been sold under the program. Actual sales will depend upon a variety of factors including but not limited to market conditions, the trading price of the Company's common stock, and our capital needs. We have no obligation to sell shares under this program.

Capital Recycling Program
As part of our current strategy, we intend to dispose of mature office and industrial assets and then use the proceeds to fund potential acquisitions, to finance development and redevelopment expenditures, to potentially repay long-term debt and general corporate purposes. As part of this strategy, we intend, when practical, to enter into Section 1031 Exchanges. During the nine months ended September 30, 2011, we disposed of two office buildings in one transaction for approximately $23.9 million. At September 30, 2011, the net cash proceeds from this disposition were temporarily being held by a qualified intermediary, at our direction, for the purpose of facilitating a potential Section 1031 Exchange. As part of our capital recycling program strategy, we are in various stages of negotiation for the disposition of four additional properties with an aggregate sales price of approximately $205 million. In addition, we believe that we could potentially dispose of additional properties over the next 12 to 18 months, depending on market conditions. However, we cannot provide assurance that we will consummate any of these possible dispositions or, if we do, that the anticipated proceeds from these dispositions will not be less, perhaps substantially, than the foregoing amounts or that these dispositions will be completed as part of a Section 1031 exchange.

 Exchangeable Notes, Unsecured Senior Notes, and Secured Debt
The aggregate principal amount of our Exchangeable Notes, unsecured senior notes, and secured debt of the Operating Partnership outstanding as of September 30, 2011 was as follows:

Aggregate Principal Amount Outstanding
(in thousands)
3.25% Exchangeable Notes due 2012 (1)	$148,000
4.25% Exchangeable Notes due 2014 (1)	172,500
Unsecured Senior Notes due 2014	83,000
Unsecured Senior Notes due 2015 (1)	325,000
Unsecured Senior Notes due 2018 (1)	325,000
Unsecured Senior Notes due 2020 (1)	250,000
Secured Debt (1)	473,400
Total Exchangeable Notes, Unsecured Senior Notes, and Secured Debt	$1,776,900
 _______________

(1)	Represents gross aggregate principal amount before the effect of the unamortized discounts and premiums as of September 30, 2011.
Debt Composition
The composition of the Operating Partnership's aggregate debt balances between secured and unsecured and fixed-rate and variable-rate debt as of September 30, 2011 and December 31, 2010 was as follows:

	Percentage of Total Debt		Weighted Average Interest Rate
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Secured vs. unsecured:
Unsecured(1)	73.4%	78.4%	5.1%	4.8%
Secured	26.6	21.6	5.4	6.0
Variable-rate vs. fixed-rate:
Variable-rate(2) (3)	—	11.0	—	2.9
Fixed-rate(1)	100.0	89.0	5.2	5.3
Total (stated rate)(1)			5.2	5.1
GAAP effective rate(4)			5.6	5.7
Total GAAP effective rate including debt issuance costs			6.0%	6.3%
________________________

(1)	Excludes the impact of the amortization of any debt discounts/premiums.

(2)	As of September 30, 2011 the Credit Facility was our only variable-rate debt. There were no borrowings outstanding under the Credit Facility at September 30, 2011.

(3)	As of the date of this report, we have outstanding borrowings of $165.0 million under our Credit Facility.

(4)	Includes the impact of the amortization of any debt discounts/premiums, excluding debt issuance costs.

Liquidity Uses
Contractual Obligations
The following table provides information with respect to the Operating Partnership's contractual obligations as of September 30, 2011. The table includes the changes in our contractual obligations as result of transactions that occurred during the nine months ended September 30, 2011, including the debt and ground lease obligation assumed with property acquisitions (see Note 2 to our consolidated financial statements for more information), the amendment of the Credit Facility which extended the maturity date by two years, the issuance of $325 million unsecured senior notes and new redevelopment commitments. The table: (i) indicates the maturities and scheduled principal repayments of our secured debt, Exchangeable Notes, unsecured senior notes, and Credit Facility; (ii) indicates the scheduled interest payments of our fixed-rate and variable-rate debt as of September 30, 2011; (iii) provides information about the minimum commitments due in connection with our ground lease obligations and other lease and contractual commitments; and (iv) provides estimated redevelopment commitments as of September 30, 2011. Note that the table does not reflect our available debt maturity extension options and reflects gross aggregate principal amounts before the effect of unamortized discounts/premiums.

	Payment Due by Period
	Less than 1 Year ( Remainder of 2011)	1–3 Years (2012-2013)	3–5 Years (2014-2015)	More than 5 Years (After 2015)	Total
	(in thousands)
Principal payments—secured debt (1)(2)	$70,371	$163,676	$39,325	$200,028	$473,400
Principal payments—Exchangeable Notes (3)	—	148,000	172,500	—	320,500
Principal payments—unsecured senior notes (4)	—	—	408,000	575,000	983,000
Principal payments—Credit Facility (5)	—	—	—	—	—
Interest payments—fixed-rate debt (6)	21,813	151,886	127,854	132,611	434,164
Interest payments—variable-rate debt (5)	—	—	—	—	—
Ground lease obligations (7)	481	3,852	3,700	133,212	141,245
Lease and contractual commitments (8)	40,668	4,183	4,021	—	48,872
Redevelopment commitments (9)	11,000	18,000	—	—	29,000
Total	$144,333	$489,597	$755,400	$1,040,851	$2,430,181
________________________

(1)
Includes the $52.0 million gross aggregate principal amount of the loan due in April 2012 before the effect of the unamortized discount of approximately $0.3 million as of September 30, 2011. Also includes the $30.0 million gross aggregate principal amount of the loan due in April 2015 before the effect of the unamortized premium of approximately $0.9 million as of September 30, 2011.

(2)
Subsequent to September 30, 2011, we repaid two secured mortgages with principal balances of $68.7 million due in December 2011 and $52.0 million due in April 2012. These repayments were financed with proceeds from the Credit Facility.

(3) Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $15.4 million as of September 30, 2011.
(4) Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $2.5 million as of September 30, 2011.
(5) As of September 30, 2011 the Credit Facility was our only variable-rate debt. There were no borrowings outstanding under the Credit Facility at September 30, 2011. As of the date of this report, we had $165.0 million in outstanding borrowings under the Credit Facility.

(6)
The information in the table above reflects our projected interest rate obligations for our fixed-rate payments based on the contractual interest rates, interest payment dates, and scheduled maturity dates.

(7)
One of our ground lease obligations is subject to a fair market value adjustment every five years; however, the lease includes ground rent subprotection and infrastructure rent credits which currently limit our annual rental obligations to $1.0 million. The contractual obligations for that ground lease included above assumes the lesser of $1.0 million or annual lease rental obligation in effect as of September 30, 2011. Another one of our ground lease obligations includes a component which is based on the percentage of gross income that exceeds the minimum ground rent. The minimum rent is subject to increases every five years based on 50% of the average annual percentage rent for the previous five years. Currently gross income does not exceed the threshold requiring us to pay percentage rent. The contractual obligations for that ground lease included above assumes the annual lease rental obligation in effect as of September 30, 2011.

(8)	Amounts represent commitments under signed leases and contracts for operating properties, excluding tenant-funded tenant improvements. The timing of these expenditures may fluctuate.

(9)
Amounts represent contractual commitments for redevelopment projects under construction at September 30, 2011. The timing of these expenditures may fluctuate based on the ultimate progress of construction.

Other Potential Liquidity Uses
In 2010 we acquired ten properties for approximately $637.6 million in cash and through September 30, 2011 we have acquired nine properties for approximately $481.8 million in cash, all of which we funded through various capital raising activities, and in selected instances, the assumption of existing indebtedness. We continually evaluate acquisition opportunities as they arise. As a result, we typically have one or more potential acquisitions under consideration that are in varying stages of negotiation and due diligence review, or under contract, at any point in time. We expect that any material acquisitions will be funded with borrowings under our Credit Facility, the public or private issuance of debt or equity securities, or through the disposition of assets under our capital recycling program.
We may seek to repurchase Exchangeable Notes depending on prevailing market conditions, our liquidity requirements, and other factors.
Factors That May Influence Future Sources of Capital and Liquidity of the Company and the Operating Partnership
We continue to evaluate sources of financing for our business activities, including borrowings under the Credit Facility, issuance of public and private equity securities, unsecured debt and fixed-rate secured mortgage financing. However, the Operating Partnership's ability to obtain new financing or refinance existing borrowings on favorable terms could be impacted by various factors including the state of economic conditions, significant tenant defaults, a decline in the demand for office or industrial properties, a decrease in market rental rates or market values of real estate assets in our submarkets, and the amount of future borrowings. These events could result in the following:

•	Decreases in our cash flows from operations, which could create further dependence on our Credit Facility;

•	An increase in the proportion of variable-rate debt, which could increase our sensitivity to interest rate fluctuations in the future;

•
A decrease in the value of our properties, which could have an adverse effect on the Operating Partnership's ability to incur additional debt, refinance existing debt at competitive rates, or comply with its existing debt obligations; and

•	A decrease in the value of our stock, which could impact our ability to issue equity.
In addition to the factors noted above, the Operating Partnership's credit ratings are subject to ongoing evaluation by credit rating agencies and may be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. In the event that the Operating Partnership's credit ratings are downgraded, we may incur higher borrowing costs and may experience difficulty in obtaining additional financing or refinancing existing indebtedness.
Debt Covenants
The Credit Facility, unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key existing financial covenants and their covenant levels include:

Credit Facility (as defined in the Credit Agreement):	Covenant Level	Actual Performance at September 30, 2011
Total debt to total asset value	less than 60%	39%
Fixed charge coverage ratio	greater than 1.5x	2.3x
Unsecured debt ratio	greater than 1.67x	2.34x
Unencumbered asset pool debt service coverage	greater than 2.0x	3.5x

Unsecured Senior Notes due 2015, 2018 and 2020 (as defined in the Indentures):
Total debt to total asset value	less than 60%	45%
Interest coverage	greater than 1.5x	2.8x
Secured debt to total asset value	less than 40%	12%
Unencumbered asset pool value to unsecured debt	greater than 150%	234%

The Operating Partnership was in compliance with all its debt covenants as of September 30, 2011. Our current expectation is that the Operating Partnership will continue to meet the requirements of its debt covenants in both the short and long term. However, in the event of a renewed economic slow down or continued volatility in the credit markets, there is no certainty that the Operating Partnership will be able to continue to satisfy all the covenant requirements.

Consolidated Historical Cash Flow Summary
Our historical cash flow activity for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 is as follows:

	Nine Months Ended September 30,
	2011	2010	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$114,065	$94,928	$19,137	20.2%
Net cash used in investing activities	(553,215)	(434,655)	(118,560)	27.3%
Net cash provided by financing activities	439,791	338,157	101,634	30.1%
Operating Activities
Our cash flows from operations depends on numerous factors including the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, the level of operating expenses, the impact of property acquisitions and related financing activities, and other general and administrative costs. Our net cash provided by operating activities increased by $19.1 million, or 20.2%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily as a result of an increase in cash Net Operating Income generated primarily from our Acquisitions Portfolio partially offset by increased interest expense attributable to the increase in our average outstanding debt balances as a result of our acquisition activity. See additional information under the caption "−Rental Operations."
Investing Activities
Our net cash used in investing activities is generally used to fund property acquisitions, recurring and nonrecurring capital expenditures for our operating properties, and development and redevelopment projects. Our net cash used in investing activities increased $118.6 million, or 27.3%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. This net increase was primarily attributable to our increased acquisition activity and the $11.0 million in non-refundable escrow deposits, subject only to the failure of satisfaction of conditions precedent to the closing, made during the nine months ended September 30, 2011 for potential future acquisitions.

Financing Activities
Our net cash provided by financing activities is generally impacted by our capital raising activities net of dividends and distributions paid to common and preferred security holders. Net cash provided by financing activities increased by $101.6 million, or 30.1%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, and was primarily attributable to the following:

•	A net increase of approximately $105.8 million provided by our various capital raising activities and

•	An offsetting decrease of $8.6 million as a result of the dividends paid on the 6.0 million common shares we issued in our April 2011 equity offering.

Consolidated Off-Balance Sheet Arrangements
As of September 30, 2011 and as of the date this report was filed, we did not have any off-balance sheet transactions, arrangements, or obligations, including contingent obligations.

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

The following table presents our FFO for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Net income (loss) available to common stockholders	$10,195	$(126)	$10,912	$2,977
Adjustments:
Net income (loss) attributable to noncontrolling common units of the Operating Partnership	296	(4)	320	128
Depreciation and amortization of real estate assets	35,942	29,820	96,971	74,049
Net gain on dispositions of discontinued operations	(12,555)	—	(12,555)	—
Funds From Operations(1)	$33,878	$29,690	$95,648	$77,154
________________________

(1)	Reported amounts are attributable to common stockholders and common unitholders.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary market risk we face is interest rate risk. We mitigate this risk by following established risk management policies and procedures. These policies include maintaining prudent amounts of debt, including a greater amount of fixed-rate debt as compared to variable-rate debt in our portfolio, and may include the periodic use of derivative instruments. As of September 30, 2011 and December 31, 2010, we did not have any interest-rate sensitive derivative assets or liabilities.
Information about our changes in interest rate risk exposures from December 31, 2010 to September 30, 2011 is incorporated herein by reference from "Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Operating Partnership."
Market Risk
As of September 30, 2011, 100.0% of our total outstanding debt of $1.8 billion was subject to interest at fixed rates. We had no floating rate debt as of September 30, 2011 since our only floating rate debt is our Credit Facility and there were no borrowings outstanding under the Credit Facility as of September 30, 2011. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes.
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
With the exception of the Exchangeable Notes and our publicly traded unsecured senior notes, we generally determine the fair value of our fixed-rate debt by performing discounted cash flow analyses using an appropriate market rate. We calculate the market rate by obtaining period-end treasury rates for maturities that correspond to the maturities of our fixed-rate debt and then adding an appropriate credit spread based on information obtained from third-party financial institutions. These credit spreads take into account factors, including but not limited to, our credit profile, the tenure of the debt, amortization period, whether the debt is secured or unsecured, and the loan-to-value ratio of the debt. We determine the fair value of the liability component of our Exchangeable Notes by performing discounted cash flow analysis using an appropriate market interest rate derived from spreads for our publicly traded debt. We determine the fair value of each of our publicly traded unsecured senior notes based on their quoted trading price at the end of the reporting period. See Note 12 to our consolidated financial statements included in this report for additional information on the fair value of our financial assets and liabilities as of September 30, 2011 and December 31, 2010.
As of September 30, 2011, we did not have any variable-rate debt since we did not have any outstanding borrowings on our Credit Facility. As of December 31, 2010, the total outstanding balance of our variable-rate debt included borrowings of $159.0 million and was indexed to LIBOR plus a spread of 2.675% (weighted average interest rate was 2.99%). Assuming no changes in the outstanding balance of our existing variable-rate debt as of December 31, 2010, a 100 basis point increase in the LIBOR rate would increase our projected annual interest expense, before the effect of capitalization, by approximately $1.6 million.
The total carrying value of our fixed-rate debt, including our Exchangeable Notes, was approximately $1.8 billion and $1.3 billion as of September 30, 2011 and December 31, 2010, respectively. The total estimated fair value of our fixed-rate debt was approximately $1.8 billion and $1.3 billion as of September 30, 2011 and December 31, 2010, respectively. For sensitivity purposes, a 100 basis point increase in the discount rate equates to a decrease in the total fair value of our fixed-rate debt of approximately $67.8 million, or 3.7%, as of September 30, 2011. Comparatively, a 100 basis point increase in the discount rate equates to a decrease in the total fair value of our fixed-rate debt of approximately $47.2 million, or 3.6%, as of December 31, 2010.
The above sensitivity analyses do not consider interrelationships between different market movements, which could result in additional changes in the fair value of our debt and Exchangeable Notes, beyond the amounts calculated.

ITEM 4.	CONTROLS AND PROCEDURES
Kilroy Realty Corporation
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is processed, recorded, summarized, and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2011, the end of the period covered by this report. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded, as of that time, that disclosure controls and procedures were effective at the reasonable assurance level.
There have been no significant changes that occurred during the quarter covered by this report in the Company's internal control over financial reporting identified in connection with the evaluation referenced above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Kilroy Realty, L.P.
The Operating Partnership maintains disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the Operating Partnership's reports under the Exchange Act is processed, recorded, summarized, and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by SEC Rule 13a-15(b), the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2011, the end of the period covered by this report. Based on the foregoing, the Operating Partnership's Chief Executive Officer and Chief Financial Officer concluded, as of that time, that disclosure controls and procedures were effective at the reasonable assurance level.
There have been no significant changes that occurred during the quarter covered by this report in the Operating Partnership's internal control over financial reporting identified in connection with the evaluation referenced above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are not defendants in, and our properties are not subject to, any legal proceedings that, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations, or cash flows.

ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors included in the Company's and the Operating Partnership's annual report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS-None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES-None

ITEM 4.	(REMOVED and RESERVED)

ITEM 5.	OTHER INFORMATION-None

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.(i)1	Kilroy Realty Corporation Articles of Restatement(1)

3.(i)2	Certificate of Limited Partnership of Kilroy Realty, L.P.(2)

3.(i)3	Amendment to the Certificate of Limited Partnership of Kilroy Realty, L.P.(2)

3.(ii)1	Second Amended and Restated Bylaws of Kilroy Realty Corporation(3)

3.(ii)2	Amendment No. 1 to Second Amended and Restated Bylaws of Kilroy Realty Corporation(4)

10.1	Sales Agreement, dated July 25, 2011, between Kilroy Realty Corporation, Kilroy Realty, LP. and Barclays Capital Inc.(5)

10.2	Sales Agreement, dated July 25, 2011, between Kilroy Realty Corporation, Kilroy Realty, LP. and Wells Fargo Securities, LLC(5)

10.3	Sales Agreement, dated July 25, 2011, between Kilroy Realty Corporation, Kilroy Realty, LP. and Merrill Lynch, Pierce, Fenner & Smith Incorporated(5)

10.4	Sales Agreement, dated July 25, 2011, between Kilroy Realty Corporation, Kilroy Realty, LP. and J.P. Morgan Securities LLC(5)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty Corporation

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty Corporation

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty, L.P.

31.4*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty, L.P.

32.1*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty Corporation

32.2*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty Corporation

32.3*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty, L.P.

32.4*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty, L.P.

101.1
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Capital, (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to the Consolidated Financial Statements (unaudited).(6)

________________________

*	Filed herewith

(1)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2009.

(2)	Previously filed by Kilroy Realty, L.P. as an exhibit to the General Form for Registration of Securities on Form 10 as filed with the Securities and Exchange Commission on August 18, 2010.

(3)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2008.

(4)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 27, 2009.

(5)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 28, 2011.

(6)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 2, 2011.

KILROY REALTY CORPORATION

By:	/s/ John B. Kilroy, Jr
John B. Kilroy, Jr. President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Tyler H. Rose
Tyler H. Rose Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Heidi R. Roth
Heidi R. Roth Senior Vice President and Controller (Principal Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 2, 2011.

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