Form 10-K
period 2011-12-31
KILROY REALTY CORP; Kilroy Realty, L.P.
filed 2012-02-08
CIK 1025996, 1493976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Registrant's telephone number, including area code: (310) 481-8400
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
Kilroy Realty Corporation     Yes  ☒    No  ☐
Kilroy Realty, L. P. Yes ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Kilroy Realty Corporation Yes ☐     No  ☒
Kilroy Realty, L. P. Yes ☐     No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Kilroy Realty Corporation Yes  ☒    No  ☐
Kilroy Realty, L. P. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Kilroy Realty Corporation Yes   ☒   No  ☐
Kilroy Realty, L. P. Yes   ☒   No  ☐

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

Kilroy Realty Corporation
☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company

Kilroy Realty, L.P.
☐ Large accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Kilroy Realty Corporation Yes  ☐    No  ☒
Kilroy Realty, L. P. Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common shares held by non-affiliates of Kilroy Realty Corporation was approximately $2,308,759,615 based on the quoted closing price on the New York Stock Exchange for such shares on June 30, 2011.
As of February 8, 2012, 58,857,343 shares of Kilroy Realty Corporation's common stock, par value $.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Kilroy Realty Corporation's Proxy Statement with respect to its 2012 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE
     This report combines the annual reports on Form 10-K for the year ended December 31, 2011 of Kilroy Realty Corporation and Kilroy Realty, L.P. Unless stated otherwise or the context otherwise requires, references to "Kilroy Realty Corporation" or the "Company," "we," "our," and "us" mean Kilroy Realty Corporation, a Maryland corporation, and its controlled and consolidated subsidiaries, and references to "Kilroy Realty, L.P." or the "Operating Partnership" mean Kilroy Realty, L.P., a Delaware limited partnership, and its controlled and consolidated subsidiaries.
     The Company is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of December 31, 2011, the Company owned an approximate 97.2% common general partnership interest in the Operating Partnership. The remaining approximate 2.8% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of the Company. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership's day-to-day management and control and can cause it to enter into certain major transactions including acquisitions, dispositions, and refinancings and cause changes in its line of business, capital structure, and distribution policies.
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
     To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	consolidated financial statements;

•	the following notes to the consolidated financial statements:

◦	Note 6, Secured and Unsecured Debt of the Company;

◦	Note 7, Secured and Unsecured Debt of the Operating Partnership;

◦	Note 9, Noncontrolling Interests on the Company's Consolidated Financial Statements;

◦

◦	Note 10, Stockholders' Equity of the Company;

◦	Note 11, Preferred and Common Units in the Operating Partnership's Consolidated Financial Statements;

◦	Note 20, Net Income Available to Common Stockholders Per Share of the Company;

◦	Note 21, Net Income Available to Common Unitholders Per Unit of the Operating Partnership;

◦	Note 23, Quarterly Financial Information of the Company (Unaudited);

◦	Note 24, Quarterly Financial Information of the Operating Partnership (Unaudited);

◦	Note 26, Pro Forma Results of the Company (Unaudited); and

◦	Note 27, Pro Forma Results of the Operating Partnership (Unaudited);

•	"Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of the Company"; and

•	"Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of the Operating Partnership".

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

PART I

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, including information concerning projected future occupancy and rental rates, lease expirations, debt maturity, potential investments, strategies such as capital recycling, development and redevelopment activity, projected construction costs, dispositions, future executive incentive compensation and other forward-looking financial data, as well as the discussion in “Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Influence Future Results of Operations.” Forward-looking statements are based on our current expectations, beliefs and assumptions, and are not guarantees of future performance. Forward-looking statements are inherently subject to uncertainties, risks, changes in circumstances, trends and factors that are difficult to predict, many of which are outside of our control. Accordingly, actual performance, results and events may vary materially from those indicated in the forward-looking statements, and you should not rely on the forward-looking statements as predictions of future performance, results or outcomes. All forward-looking statements are based on currently available information and speak only as of the date on this report was filed with the Securities and Exchange Commission (the “SEC”).

ITEM 1.	BUSINESS
The Company

We are a self-administered REIT active in office and industrial submarkets along the West Coast. We own, develop, acquire and manage real estate assets, consisting primarily of Class A real estate properties in the coastal regions of Los Angeles, Orange County, San Diego County, the San Francisco Bay Area and greater Seattle, which we believe have strategic advantages and strong barriers to entry. Class A real estate encompasses attractive and efficient buildings of high quality that are attractive to tenants, are well-designed and constructed with above-average material, workmanship and finishes and are well-maintained and managed. We qualify as a REIT under the Internal Revenue Code of 1986, as amended (the "Code").
As of December 31, 2011, our stabilized portfolio was comprised of the following office buildings (the "Office Properties") and industrial buildings (the "Industrial Properties"). As of December 31, 2011, all of our properties and all of our business was currently conducted in the state of California with the exception of the ownership and operation of six office properties located in the state of Washington:

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied
Office Properties (1)	104	11,421,112	419	90.1%
Industrial Properties	39	3,413,354	63	100.0%
Total Stabilized Portfolio(2)	143	14,834,466	482	92.4%

(1)	Includes 20 office buildings acquired in 2011 and 2010 (see Note 3 to our consolidated financial statements included in this report for additional information).

(2)
Excludes five office buildings and one industrial building sold in 2011 and 2010 and two office buildings classified as held for sale at December 31, 2011 (see Note 19 to our consolidated financial statements included in this report for additional information).

Our stabilized portfolio excludes undeveloped land, four office redevelopment properties that are currently under construction and two properties held-for-sale.
We own our interests in all of our Office Properties and Industrial Properties through the Operating Partnership and Kilroy Realty Finance Partnership, L.P. (the “Finance Partnership”), a Delaware limited partnership. We conduct substantially all of our operations through the Operating Partnership of which as of December 31, 2011, we owned a 97.2% general partnership interest. The remaining 2.8% common limited partnership interest in the Operating Partnership as of December 31, 2011 was owned by non-affiliated investors and certain of our directors and officers. Kilroy Realty Finance, Inc., a wholly-owned subsidiary of the Company, is the sole general partner of the Finance Partnership and owns a 1.0% general partnership interest. The Operating Partnership owns the remaining 99.0% limited partnership interest. We conduct substantially all of our development activities through Kilroy Services, LLC (“KSLLC”), which is a wholly-owned subsidiary of the Operating Partnership. With the exception of the Operating Partnership, all of the Company's subsidiaries, which include, Kilroy Realty TRS, Inc., Kilroy Realty Management, L.P., Kilroy RB, LLC, Kilroy RB II, LLC, Kilroy Realty Northside Drive, LLC and Kilroy Realty 303, LLC, are wholly-owned.

The following diagram illustrates our organizational structure as of December 31, 2011:

Available Information; Website Disclosure; Corporate Governance Documents
Kilroy Realty Corporation was incorporated in the state of Maryland on September 13, 1996 and Kilroy Realty, L.P. was organized in the state of Delaware on October 2, 1996. Our principal executive offices are located at 12200 W. Olympic Boulevard, Suite 200 Los Angeles, California 90064. Our telephone number at that location is (310) 481-8400. Our website is located at www.kilroyrealty.com. The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of, this annual report on Form 10-K or any other report or document we file with or furnish to the SEC. All reports we will file with the SEC will be available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials we file with the SEC at the SEC's public reference room located at 100 F Street, N.E., Washington, D.C. 20549. All reports that we will file with the SEC will also be available free of charge on our website at www.kilroyrealty.com as soon as reasonably practicable after we file those materials with, or furnish them to, the SEC.
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

•
our ability to efficiently manage our assets as a low cost provider of commercial real estate through our seasoned management team possessing core capabilities in all aspects of real estate ownership, including property management, leasing, marketing, financing, accounting, legal, construction management, redevelopment, and new development;

•	our ability to capitalize on inflection points in a real estate cycle to add quality assets to our portfolio at substantial discounts to long-term value, through either acquisition or development;

•	our strong financial position that has and will continue to allow us to pursue attractive acquisition and redevelopment opportunities;

•
our access to development, redevelopment, acquisition, and leasing opportunities as a result of our extensive experience and significant working relationships with major West Coast property owners, corporate tenants, municipalities, and landowners given our over 60-year presence in the West Coast markets;

•
our capital recycling program (see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity Sources” for additional information pertaining to the Company's capital recycling program and related 2011 property dispositions); and

•	our existing pipeline of undeveloped land holdings.
“Net Operating Income” is defined as operating revenues (rental income, tenant reimbursements, and other property income) less property and related expenses (property expenses, real estate taxes, provision for bad debts, and ground leases) before depreciation. “FFO” is funds from operations as defined by the National Association of Real Estate Investment Trusts (“NAREIT”). See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations —Results of Operations” and “—Non-GAAP Supplemental Financial Measures: Funds From Operations” for a reconciliation of these measures to generally accepted accounting principles (“GAAP”) net income available for common stockholders.

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

•
building substantially all of our recent development projects to Leadership in Energy and Environmental Design (LEED) specifications, achieving gold or silver certification levels for several of our buildings, and actively pursuing LEED certification for much of our existing portfolio;

•	continuing to effectively manage capital improvements to enhance our properties’ competitive advantages in their respective markets and improve the efficiency of building systems;

•	enhancing our management team with individuals who have extensive local experience and are highly knowledgeable in their respective markets; and

•	attracting and retaining motivated employees by providing financial and other incentives to meet our operating and financial goals.
Acquisition Strategies.    We believe we are well positioned to acquire properties as the result of our extensive experience, strong financial position, and ability to access capital. We continue to actively monitor our target markets and focus on acquiring additional high quality office and industrial properties that:

•	provide attractive yields and significant potential for growth in cash flow from property operations;

•	present growth opportunities in our existing or other strategic markets; and

•	demonstrate the potential for improved performance through intensive management, repositioning and leasing that should result in increased occupancy and rental revenues.
Development and Redevelopment Strategies.    We and our predecessors have developed office and industrial properties primarily located in California since 1947. As of December 31, 2011, our development pipeline included 110.2 gross acres of undeveloped land, with which we believe we will have the potential to develop over two million rentable square feet of office space in the future, depending upon economic conditions. Our strategy with respect to development is to:

•	maintain a disciplined approach by emphasizing pre-leasing, commencing development in stages, or phasing, and cost control;

•	continue to execute our build-to-suit philosophy in which we develop properties to be leased by specific committed tenants providing for lower-risk development;

•	be the premier provider of two- to six-story campus style office buildings on the West Coast;

•	reinvest capital from dispositions of nonstrategic assets into new state-of-the-market development and acquisition assets with higher cash flow and rates of return; and

•
evaluate redevelopment opportunities in supply-constrained markets since such efforts generally achieve similar returns to new development with reduced entitlement risk and shorter construction periods.

Redevelopment opportunities are those projects in which we spend significant development and construction costs on existing buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We may engage in the additional development or redevelopment of office and/or industrial properties when market conditions support a favorable risk−adjusted return on such development or redevelopment. We expect that our significant working relationships with tenants, municipalities, and landowners on the West Coast will give us further access to development opportunities. We cannot assure you that we will be able to successfully develop or redevelop any of our properties or that we will have access to additional development or redevelopment opportunities.

Financing Strategies.    Our financing policies and objectives are determined by our board of directors. Our goal is to limit our dependence on leverage and maintain a conservative ratio of debt-to-total market capitalization. As of December 31, 2011, our total debt as a percentage of total market capitalization was 42.4%, and our total debt and liquidation value of our preferred equity as a percentage of total market capitalization was 47.0%, both of which were calculated based on the quoted closing price per share of the Company's common stock of $38.07 on December 31, 2011 (see "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of the Company - Capitalization" for additional information). Our financing strategies include:

•	maintaining financial flexibility, including a low secured to unsecured debt ratio, to maximize our ability to access a variety of both public and private capital sources;

•	maintaining a staggered debt maturity schedule in which the maturity dates of our debt are spread over several years to l imit risk exposure at any particular point in the capital and credit market cycles;

•	completing financing in advance of the need for capital; and

•	managing interest rate exposure by generally maintaining a greater amount of fixed-rate debt as compared to variable-rate debt.
We utilize multiple sources of capital, including borrowings under our unsecured line of credit, proceeds from the issuance of public or private debt or equity securities and other bank and/or institutional borrowings, and dispositions of nonstrategic assets. There can be no assurance that we will be able to obtain capital as needed on terms favorable to us or at all. See the discussion under the caption “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors That May Influence Future Results of Operations” and “Item 1A: Risk Factors”.
Significant Tenants
As of December 31, 2011, our fifteen largest tenants in terms of annualized base rental revenues represented approximately 34.9% of our total annualized base rental revenues, defined as annualized monthly contractual rents from existing tenants as of December 31, 2011 determined on a straight-line basis over the term of the related lease in accordance with GAAP.
For further information on our fifteen largest tenants and the composition of our tenant base, see “Item 2: Properties —Significant Tenants.”
Competition
We compete with several developers, owners, operators and acquirers of office, industrial, and other commercial real estate, many of which own properties similar to ours in the same submarkets in which our properties are located. For further discussion of the potential impact of competitive conditions on our business, see “Item 1A: Risk Factors”.
Segment and Geographic Financial Information
For the year ended December 31, 2011, our only reportable segment is our Office Properties segment. During the year ended December 31, 2011, the amount of revenues and Net Operating Income generated by our Industrial Properties, in relation to our total consolidated operating portfolio revenues and Net Operating Income fell below the required 10% quantitative reporting thresholds for the Industrial Properties to be considered a reportable segment under GAAP. For information about our Office Properties and Industrial Properties revenues and long-lived assets and other financial information, see Note 18 to our consolidated financial statements included in this report and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations —Results of Operations.”
All of our properties are located and all of our business is currently conducted in the state of California with the exception of the ownership and operation of six office properties located in the state of Washington.
Employees
As of December 31, 2011, we employed 169 people through the Operating Partnership, KSLLC, and Kilroy Realty TRS, Inc. We believe that relations with our employees are good.

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
Historical operations at or near some of our properties, including the presence of underground or above ground storage tanks, may have caused soil or groundwater contamination. In some instances, the prior owners of the affected properties conducted remediation of known contamination in the soils on our properties, and we do not believe that further clean-up of the soils is requ ired. We are not aware of any such condition, liability, or concern by any other means that would give rise to material environmental liability. However, the assessments may have failed to reveal all environmental conditions, liabilities, or compliance concerns; there may be material environmental conditions, liabilities, or compliance concerns that arose at a property after the review was completed; future laws, ordinances, or regulations may impose material additional environmental liability; and environmental conditions at our properties may be affected in the future by tenants, third parties, or the condition of land or operations near our properties, such as the presence of underground storage tanks. We cannot be certain that costs of future environmental compliance will not have an adverse effect on our financial condition, results of operations, cash flow, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to security holders.

Use of hazardous materials by some of our tenants.    Some of our tenants handle hazardous substances and wastes on our properties as part of their routine operations. Environmental laws and regulations may subject these tenants, and potentially us, to liability resulting from such activities. We generally require our tenants in their leases to comply with these environmental laws and regulations and to indemnify us for any related liabilities. As of December 31, 2011, other than routine cleaning materials, approximately 6% of our tenants handled hazardous substances and/or wastes on less than 5% of the aggregate square footage of our properties as part of their routine operations. These tenants are primarily involved in the life sciences and the light industrial and warehouse business. The hazardous substances and wastes are primarily comprised of diesel fuel for emergency generators and small quantities of lab and light manufacturing chemicals including, but not limited to, alcohol, ammonia, carbon dioxide, cryogenic gases, dichlorophenol, methane, naturalyte acid, nitrogen, nitrous oxide, and oxygen which are routinely used by life science and light manufacturing companies. We are not aware of any material noncompliance, liability, or claim relating to hazardous or toxic substances or petroleum products in connection with any of our properties, and management does not believe that on-going activities by our tenants will have a material adverse effect on our operations.
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
Potential environmental liabilities may exceed our environmental insurance coverage limits.    We carry what we believe to be commercially reasonable environmental insurance to cover potential liability for soil and groundwater contamination and the presence of asbestos-containing materials at the affected sites identified in the environmental site assessments. Our environmental insurance policies are subject to various terms, conditions, qualifications, and limitations of coverage. Therefore, we cannot provide any assurance that our insurance coverage will be sufficient or that our liability, if any, will not have a material adverse effect on our financial condition, results of operations, cash flows, quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to security holders.

ITEM 1A	RISK FACTORS
The following section sets forth material factors that may adversely affect our business and operations. The following factors, as well as the factors discussed in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors That May Influence Future Results of Operations” and other information contained in this report, should be considered in evaluating us and our business.
Risks Related to our Business and Operations
Global market and economic conditions may adversely affect our liquidity and financial condition and those of our tenants. In the U.S., market and economic conditions continue to be challenging with tight credit conditions and modest growth. While recent economic data reflects moderate economic growth in the United States, the cost and availability of credit may continue to be adversely affected by governmental budget and global economic factors. Concern about continued stability of the economy and credit markets generally, and the strength of counterparties specifically, has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Volatility in the U.S. and international capital markets and concern over a return to recessionary conditions in global economies, and in the California economy in particular, may adversely affect our liquidity and financial condition and the liquidity and financial condition of our tenants. If these market conditions continue, they may limit our ability and the ability of our tenants to timely refinance maturing liabilities and access the capital markets to meet liquidity needs.
Our operations and those of our tenants may be adversely affected by the impact of California economic conditions and California's budget deficit. As of December 31, 2011, all but six of our properties and one parcel of undeveloped land are located in California. The continuing economic crisis has particularly affected the economy of California. The State of California began its fiscal year on July 1, 2011 with a significant reported deficit, which continues to impact and aggravate current weak economic conditions within the State. In addition, because of continuing California budget deficits, there is also the possibility that the

California State Legislature could enact new tax legislation, increasing tax rates in California. New legislation also could cut funding for government programs that are relied upon by our tenants. The economic and legislative environment within the State could have an adverse impact on businesses operating in California, including us and our tenants.
These factors could impact our ability to generate revenues sufficient to meet our operating expenses or other obligations, which would adversely impact our financial condition, results of operations, cash flows, the quoted trading price of the Company's common stock and of the Operating Partnership's publicly-traded notes, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.
Our performance and the market value of our securities are subject to risks associated with our investments in real estate assets and with trends in the real estate industry. Our economic performance and the value of our real estate assets, and consequently the market value of the Company's securities, are subject to the risk that our properties may not generate revenues sufficient to meet our operating expenses or other obligations. A deficiency of this nature would adversely impact our financial condition, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.
Events and conditions applicable to owners and operators of real estate that are beyond our control and could impact our economic performance and the value of our real estate assets may include:

•	local oversupply or reduction in demand for office, industrial, or other commercial space, which may result in decreasing rental rates and greater concessions to tenants;

•	inability to collect rent from tenants

•	vacancies or inability to rent space on favorable terms or at all;

•	inability to finance property development and acquisitions on favorable terms or at all;

•	increased operating costs, including insurance premiums, utilities, and real estate taxes;

•	costs of complying with changes in governmental regulations;

•	the relative illiquidity of real estate investments;

•	changing submarket demographics; and

•	property damage resulting from seismic activity or other natural disasters.

We depend upon significant tenants and the loss of a significant tenant could adversely affect our financial condition, revenues and results of operations. As of December 31, 2011, our fifteen largest tenants represented approximately 34.9% of total annualized base rental revenues. See further discussion on the composition of our tenants by industry and our largest tenants under “Item 1: Business —Significant Tenants” and “Item 2: Properties —Significant Tenants.”
Our financial condition, results of operations, ability to borrow funds, and cash flows would be adversely affected if any of our significant tenants fails to renew its lease(s), renew its lease(s) on terms less favorable to us, or becomes bankrupt or insolvent or otherwise unable to satisfy its lease obligations.
Downturn in tenants' businesses may reduce our cash flows. For the year ended December 31, 2011, we derived approximately 98.2% of our revenues from continuing operations from rental income and tenant reimbursements. A tenant may experience a downturn in its business, which may weaken its financial condition and result in its failure to make timely rental payments or result in defaults under our leases. In the event of default by a tenant, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.

The bankruptcy or insolvency of a major tenant also may adversely affect the income produced by our properties. If any tenant becomes a debtor in a case under federal bankruptcy law, we cannot evict the tenant solely because of the bankruptcy. In addition, the bankruptcy court might permit the tenant to reject and terminate its lease with us. Our claim against the tenant for unpaid and future rent could be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. Therefore, our claim for unpaid rent would likely not be paid in full. Any losses resulting from the bankruptcy of any of our existing tenants could adversely impact our financial condition, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

A large percentage of our tenants' operate in a concentrated group of industries and downturns in these industries could adversely affect our financial condition, revenues and results of operations. As of December 31, 2011, 33% of our tenants operated in the technology and media industry, 17% in the finance, insurance and real estate industry, and 17% in the education and health services industry. For a further discussion of the composition of our tenants by industry, see “Item 2: Properties—Significant Tenants.” An economic downturn in any of these industries, or in any industry in which a significant number of our tenants currently or may in the future operate, could negatively impact the financial condition of such tenants and cause them to fail to make timely rental payments or default on lease obligations, fail to renew their leases or renew their leases on terms less favorable to us, become bankrupt or insolvent, or otherwise become unable to satisfy their obligations to us. As a result, a downturn in an industry in which a significant number of our tenants operate could adversely affect our financial conditions and result of operations.

We may be unable to renew leases or re-lease available space. We had office and industrial space representing approximately 7.6%, of the total square footage of our properties that was not occupied as of December 31, 2011. In addition, leases representing approximately 8.2% and 13.4% of the leased rentable square footage of our properties are scheduled to expire in 2012 and 2013, respectively. Above market rental rates on some of our properties may force us to renew or re-lease expiring leases at rates below current lease rates. As of December 31, 2011, we believe that the weighted average cash rental rates for our overall portfolio, including recently acquired properties, are approximately 5% to 10% above the current average quoted market rental rates, and weighted average cash rental rates for leases scheduled to expire during 2012 are approximately 10% to 15% above the current average quoted market rental rates, although individual properties within any particular submarket presently may be leased at, above, or below the current market rental rates within that submarket. We cannot provide any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current rental rates. If the average rental rates for our properties decrease or existing tenants do not renew their leases, our financial condition, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders could be adversely affected.
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
Our properties are subject to regulation under federal laws, such as the Americans with Disabilities Act of 1990 (the “ADA”) pursuant to which all public accommodations must meet federal requirements related to access and use by disabled persons, and state and local laws addressing earthquake, fire, and life safety requirements. Although we believe that our properties substantially comply with requirements under applicable governmental regulations, none of our properties have been audited or investigated for compliance by any regulatory agency. If we were not in compliance with material provisions of the ADA or other regulations affecting our properties, we might be required to take remedial action, which could include making modifications or renovations to properties. Federal, state, or local governments may also enact future laws and regulations that could require us to make significant modifications or renovations to our properties. If we were to incur substantial costs to comply with the ADA or any other regulations, our financial condition, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders could be adversely affected.
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

Our debt level reduces cash available for distribution and may expose us to the risk of default under our debt obligations. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties or to pay in cash the distributions necessary to maintain the Company's REIT qualification. See “—Risks Related to the Company's Status as a REIT—Loss of the Company's REIT status would have significant adverse consequences to us and the value of the Company's common stock.” Our level of debt and the limitations imposed by our debt agreements may have substantial consequences to us, including the following:

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
If one or more of these events were to occur, our financial condition, results of operations, cash flow, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders could be adversely affected. In addition, foreclosures could create taxable income without accompanying cash proceeds, which could require us to borrow or sell assets to raise the funds necessary to meet the REIT distribution requirements discussed below, even if such actions are not on favorable terms. As of December 31, 2011, we had approximately $1.8 billion aggregate principal amount of indebtedness, $253.3 million of which is contractually due prior to December 31, 2012. Our total debt and preferred equity at December 31, 2011 represented 47.0% of our total market capitalization (which we define as the aggregate of our long-term debt, liquidation value of our preferred equity, and the market value of the Company's common stock and the Operating Partnership's common units). For calculation of our market capitalization and additional information on debt maturities see “Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Company—Capitalization.”

Our credit facility, and if entered into, the Term Loan (as defined herein) includes financial covenants relating to our operations, which could limit our ability to make distributions to our stockholders. The Operating Partnership's unsecured revolving credit facility (the “Credit Facility”) contains financial covenants that could limit the amount of distributions payable by us on our common stock and preferred stock. We rely on cash distributions we receive from the Operating Partnership to pay distributions on our common stock and preferred stock and to satisfy our other cash needs, and the Credit Facility provides that the Operating Partnership may not, in any year, make partnership distributions to us or other holders of its partnership interests in an aggregate amount in excess of the greater of:

•	95% of the Operating Partnership's consolidated funds from operations (as defined in the Credit Facility) for such year; and

•
an amount which results in distributions to us (excluding any preferred partnership distributions to the extent the same have been deducted from consolidated funds from operations for such year) in an amount sufficient to permit us to pay dividends to our stockholders which we reasonably believe are necessary to (a) maintain our qualification as a REIT for federal and state income tax purposes and (b) avoid the payment of federal or state income or excise tax.

In addition, the Credit Facility provides that, if the Operating Partnership fails to pay when due any principal of or interest on any borrowings under the Credit Facility, then the Operating Partnership may make only those partnership distributions to us and other holders of its partnership interests necessary to enable us to make distributions to our stockholders which we reasonably believe are necessary to maintain our status as a REIT for federal and state income tax purposes. We expect that the proposed term loan discussed under “Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity

and Capital Resources of the Operating Partnership-Liquidity Sources-New Term Loan” will contain covenants substantially similar to those in the Credit Facility. Any limitation on our ability to make distributions to our stockholders, whether as a result of these provisions in the Credit Facility or the Term Loan (if entered into) or otherwise, could have a material adverse effect on the market value of our common stock and preferred stock.
We face significant competition, which may decrease the occupancy and rental rates of our properties. We compete with several developers, owners, and operators of office, industrial, and other commercial real estate, many of which own properties similar to ours in the same submarkets in which our properties are located but which have lower occupancy rates than our properties. Therefore, our competitors have an incentive to decrease rental rates until their available space is leased. As previously mentioned, as of December 31, 2011 we believe that the weighted average cash rental rates for our overall portfolio are 5% to 10% above the current average quoted market rental rates. If our competitors offer space at rental rates below the rates currently charged by us for comparable space, we may be pressured to reduce our rental rates below those currently charged in order to retain tenants when our tenant leases expire. As a result, our financial condition, results of operations, cash flow, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders may be adversely affected.
Potential casualty losses, such as earthquake losses, may not be covered by insurance and payment of such losses may adversely affect our financial condition and results of operations. We carry comprehensive liability, fire, extended coverage, rental loss, and terrorism insurance covering all of our properties. Management believes the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage, and industry practice. We do not carry insurance for generally uninsurable losses such as loss from riots or acts of God. Some of our policies, like those covering losses resulting from floods, are subject to limitations involving large deductibles or co-payments. If our properties suffer uninsured losses or if losses are not fully covered by our insurance policies, the payment for such losses could adversely affect our financial condition and results of operations.
We are subject to environmental and health and safety laws and regulations, and any costs to comply with, or liabilities arising under, such laws and regulations could be material. As an owner, operator, manager, and developer of real properties, we are subject to environmental and health and safety laws and regulations. Certain of these laws and regulations impose joint and several liability, without regard to fault, for investigation and clean-up costs on current and former owners and operators of real property and persons who have disposed of or released hazardous substances into the environment. At some of the properties, there are asbestos-containing materials, or tenants routinely handle hazardous substances as part of their operations. In addition, historical operations, including the presence of underground storage tanks, have caused soil or groundwater contamination at or near some of the properties. Although we believe that the prior owners of the affected properties conducted remediation of known soil contamination at these properties, we cannot assure you that all such contamination has been remediated. The discovery of previously unknown contamination or the compliance with existing or new environmental or health and safety laws and regulations could require us to incur costs or liabilities that could be material. See "Item 1: Business — Government Regulations Relating to the Environment" for a description of environmental regulations to which we are subject.

Earthquake damage to our properties could have an adverse effect on our financial condition and operating results. All of our properties are located in earthquake-prone areas. We carry earthquake insurance on our properties in an amount and with deductibles that management believes are commercially reasonable. However, the amount of our earthquake insurance coverage may not be sufficient to cover losses from earthquakes. In addition, we may discontinue earthquake insurance on some or all of our properties in the future if the cost of premiums for earthquake insurance exceeds the value of the coverage discounted for the risk of loss. If we experience a loss that is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if the properties were irreparable.
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

•
the possibility that, even if we enter into agreements for the acquisition of office and industrial properties, we may be unable to complete such acquisitions since they remain subject to customary conditions to closing including the completion of due diligence investigations to management's satisfaction;

•	we may be unable to finance acquisitions on favorable terms or at all;

•	we may spend more than budgeted amounts in operating costs or to make necessary improvements or renovations to acquired properties;

•	we may lease acquired properties at economic lease terms different than projected;

•	we may acquire properties that are subject to liabilities for which we may have limited or no recourse; and

•	we may be unable to complete an acquisition after making a nonrefundable deposit and incurring certain other acquisition related costs.
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
We may be unable to successfully complete and operate acquired, developed, and redeveloped properties. There are significant risks associated with property acquisition, development, and redevelopment including the possibility that:

•	we may be unable to lease acquired, developed, or redeveloped properties at projected economic lease terms or within budgeted timeframes;

•	we may not complete development or redevelopment properties on schedule or within budgeted amounts;

•	we may expend funds on and devote management's time to acquisition, development, or redevelopment properties that we may not complete;

•	we may encounter delays or refusals in obtaining all necessary zoning, land use, and other required entitlements, and building, occupancy, and other required governmental permits and authorizations;

•	we may encounter delays, refusals, unforeseen cost increases, and other impairments resulting from third-party litigation; and

•	we may fail to obtain the financial results expected from properties we acquire, develop, or redevelop.

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

While we historically have acquired, developed, and redeveloped office properties in California markets, we acquired six properties in the state of Washington since January 1, 2010 and may in the future acquire, develop, or redevelop properties for other uses and expand our business to other geographic regions where we expect the development or acquisition of property to result in favorable risk-adjusted returns on our investment. Presently, we do not possess the same level of familiarity with development of property types other than mixed-use, office and industrial, or with certain outside markets, which could adversely affect our ability to acquire, develop or redevelop properties or to achieve expected performance.
We could default on leases for land on which some of our properties are located. As of December 31, 2011, we owned seven office buildings, located on various land parcels and regions, which we lease individually on a long-term basis. As of December 31, 2011, we had approximately 1.3 million aggregate rentable square feet, or 9.0% of our total stabilized portfolio, of rental space located on these leased parcels. In addition, we had ground lease obligations for the land securing two redevelopment properties encompassing approximately 508,000 rentable square feet. We have an option to purchase the land securing the redevelopment property encompassing 410,000 rentable square feet. If we default under the terms of any particular lease, we may lose the ownership rights to the property subject to the lease. Upon expiration of a lease, we may not be able to renegotiate a new lease on favorable terms, if at all. The loss of the ownership rights to these properties or an increase of rental expense could have an adverse effect on our financial condition, results of operations, cash flow, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.
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

Risks Related to our Organizational Structure

Loss of our key personnel could harm our operations and adversely affect the quoted trading price of our securities The leadership and performance of our executive and senior officers, particularly John B. Kilroy, Jr., President and Chief Executive Officer, Jeffrey C. Hawken, Executive Vice President and Chief Operating Officer, Eli Khouri, Executive Vice President and Chief Investment Officer, and Tyler H. Rose, Executive Vice President and Chief Financial Officer, play a key role in the success of the Company. They are integral to the Company's success for many reasons, including that each has a strong national or regional reputation in our industry and investment community. In addition, they have significant relationships with investors, lenders, tenants and industry personnel, which benefit the Company. Our future performance will be substantially dependent on our ability to retain and motivate these individuals. The loss or limited availability of the services of our key personnel could materially and adversely affect our business, results of operations and financial condition and could be negatively perceived in the capital markets.

Our growth depends on external sources of capital that are outside of our control and the inability to obtain capital on terms that are acceptable to us, or at all, could adversely affect our financial condition and results of operations. The Company is required under the Code to distribute at least 90% of its taxable income (subject to certain adjustments and excluding any net capital gain) and the Operating Partnership is required to make distributions to the Company to allow the Company to satisfy these REIT distribution requirements. Because of these distribution requirements, the Operating Partnership is required to make distributions to the Company, and we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, management relies on third-party sources of capital to fund our capital needs. We may not be able to obtain financing on favorable terms or at all. Any additional debt we incur will increase our leverage. Access to third-party sources of capital depends, in part, on general market conditions and the availability of credit, the market's perception of our growth potential, our current and expected future earnings, our cash flows and cash distributions, and the quoted trading price of our securities. If we cannot obtain capital from third-party sources, our financial condition, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders may be adversely affected.

Our common limited partners have limited approval rights, which may prevent us from completing a change of control transaction that may be in the best interests of all our security holders. The Company may not withdraw as the Operating Partnership's general partner or transfer its general partnership interest in the Operating Partnership without the approval of the holders of at least 60% of the units representing common limited partnership interests, including the common units held by the Company in its capacity as the Operating Partnership's general partner. In addition, the Company may not engage in a merger, consolidation, or other combination or the sale of substantially all of its assets or such similar transaction, without the approval of the holders of 60% of the common units, including the common units held by the Company in its capacity as the Operating Partnership's general partner. The right of our common limited partners to vote on these transactions could limit our ability to complete a change of control transaction that might otherwise be in the best interest of all our security holders.
In certain circumstances, our limited partners must approve our dissolution and the disposition of properties contributed by the limited partners. For as long as limited partners own at least 5% of all of the Operating Partner's partnership interests, we must obtain the approval of limited partners holding a majority of the units representing common limited partnership interests before we may dissolve. As of December 31, 2011, limited partners owned approximately 2.8% of the Operating Partner's partnership interests, of which 2.2% was owned by John B. Kilroy, Sr. and John B. Kilroy, Jr. In addition, we agreed to use commercially reasonable efforts to minimize the tax consequences to common limited partners resulting from the repayment, refinancing, replacement, or restructuring of debt, or any sale, exchange, or other disposition of any of our other assets. The exercise of one or more of these approval rights by the limited partners could delay or prevent us from completing a transaction that may be in the best interest of all our security holders.
The Chairman of our board of directors and our President and Chief Executive Officer each have substantial influence over our affairs. John B. Kilroy, Sr. is the Chairman of our board of directors and the father of John B. Kilroy, Jr., our President and Chief Executive Officer. Each is a member of our board of directors, and together, as of December 31, 2011, they beneficially owned approximately 3.4% of the total outstanding shares of the Company's common stock. The percentage of outstanding shares of common stock beneficially owned includes 282,304 shares of common stock, 401,291 restricted stock units that were vested and held by John B. Kilroy, Jr. at December 31, 2011, and assumes the exchange into shares of the Company's common stock of the 1,335,135 common units of the Operating Partnership held by Messrs. Kilroy (which are redeemable in exchange for, at the option of the Company, an equal number of shares of the Company's common stock).
Pursuant to the Company's charter, no other stockholder may own, actually or constructively, more than 7.0% (by value or by number of shares, whichever is more restrictive) of the outstanding Company common stock without obtaining a waiver from the board of directors. The board of directors has waived the ownership limits with respect to John B. Kilroy, Sr., John B. Kilroy, Jr., members of their families, and some of their affiliated entities. These named individuals and entities may own either actually or constructively, in the aggregate, up to 19.6% of the Company's outstanding common stock, excluding Operating Partnership units that are exchangeable into shares of Company common stock. Consequently, Messrs. Kilroy have substantial influence on the Company, and because the Company is the manager of the Operating Partnership, on the Operating Partnership, and could exercise their influence in a manner that is not in the best interest of our stockholders, noteholders or unitholders. Also, they may, in the future, have a substantial influence on the outcome of any matters submitted to our stockholders or unitholders for approval.

There are restrictions on the ownership of the capital stock of the Company, which limit the opportunities for a change of control at a premium to existing security holders. Provisions of the Maryland General Corporation Law, the Company's charter and bylaws, and the Operating Partnership's partnership agreement may delay, deter, or prevent a change of control over us, or the removal of existing management. Any of these actions might prevent our security holders from receiving a premium for their common shares or common units over the then-prevailing market price of the shares of the Company's common stock.
The Code contains stringent ownership limits on the Company's capital stock as a result of its decision to be taxed as a REIT, including:

•	no more than 50% in value of the Company's capital stock may be owned, actually or constructively, by five or fewer individuals, including some entities, during the last half of a taxable year;

•	beneficial ownership of the Company's common stock must be held by a minimum of 100 persons for at least 335 days of a 12-month taxable year, or a proportionate part of a short taxable year; and

•
if the Operating Partnership, the Company or any entity which owns 10% or more of the Company's capital stock, actually or constructively own 10% or more of one of the Operating Partnership's tenants, a tenant of the Company or any partnership in which the Operating Partnership or the Company is a partner, then any rents received from that tenant will not be qualifying income for purposes of the Code's REIT gross income tests, regardless of whether the rent is received directly or through a partnership.

The Company's charter also establishes ownership limits to protect the Company's REIT status. No single stockholder may own, either actually or constructively, absent a waiver from the board of directors, more than 7.0% (by value or by number of shares, whichever is more restrictive) of the Company's common stock outstanding. Similarly, absent a waiver from the board of directors, no single holder of the Company's 7.45% Series A Cumulative Redeemable Preferred stock (the “Series A Preferred Stock”), if issued, may actually or constructively own any class or series of the Company's preferred stock, so that their total capital stock ownership would exceed 7.0% (by value) of the Company's total outstanding shares of capital stock; no single holder of the Company's 7.8% Series E Cumulative Redeemable Preferred stock (the “Series E Preferred Stock”) may actually or constructively own more than 9.8% (by value or by number of shares, whichever is more restrictive) of the Company's Series E Preferred Stock; and no single holder of the Company's 7.5% Series F Cumulative Redeemable Preferred stock (the “Series F Preferred Stock”) may actually or constructively own more than 9.8% (by value or by number of shares, whichever is more restrictive) of the Company's Series F Preferred Stock.
The board of directors may waive the ownership limits if it is satisfied that the excess ownership would not jeopardize the Company's REIT status and if it believes that the waiver would be in our best interest. The board of directors has waived the ownership limits with respect to John B. Kilroy, Sr., John B. Kilroy, Jr., members of their families, and some of their affiliated entities. These named individuals and entities may own either actually or constructively, in the aggregate, up to 19.6% of the Company's outstanding common stock, excluding units that are exchangeable into shares of common stock. The board of directors has also waived the ownership limits with respect to the initial purchasers of each of our 3.25% Exchangeable Senior Notes due 2012 (the “3.25% Exchangeable Notes”) and the 4.25% Exchangeable Senior Notes due 2014 (the “4.25% Exchangeable Notes” and, together with the 3.25% Exchangeable Notes, the “Exchangeable Notes”) and certain of their affiliated entities to beneficially own up to 9.8%, in the aggregate, of the Company's common stock in connection with hedging the capped call transactions.
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

The Company's charter contains provisions that may delay, deter, or prevent a change of control transaction. The following provisions of the Company's charter may delay or prevent a change of control over us, even if a change of control might be beneficial to our security holders, deter tender offers that may be beneficial to our security holders, or limit security holders' opportunity to receive a potential premium for their shares and/or units if an investor attempted to gain shares beyond the Company's ownership limits or otherwise to effect a change of control:

•
The Company's charter authorizes the board of directors to issue up to 30,000,000 shares of the Company's preferred stock, including convertible preferred stock, without stockholder approval. The board of directors may establish the preferences, rights, and other terms, including the right to vote and the right to convert into common stock any shares issued. The issuance of preferred stock could delay or prevent a tender offer or a change of control even if a tender offer or a change of control was in our security holder's interest. As of December 31, 2011, 5,060,000 shares of the Company's preferred stock were issued and outstanding, consisting of 1,610,000 shares of the Company's Series E Preferred Stock and 3,450,000 shares of the Company's Series F Preferred Stock, and an additional 1,500,000 shares of preferred stock were designated as Series A Preferred Stock, which was reserved for possible issuance in exchange for the Operating Partnership's outstanding Series A Cumulative Redeemable Preferred Units (the “Series A Preferred Units”); and

•
The Company's charter states that any director, or the entire board of directors, may be removed from office at any time, but only for cause and then only by the affirmative vote of the holders of at least two thirds of the votes of the Company's capital stock entitled to be cast in the election of directors.

The board of directors may change investment and financing policies without unitholder or stockholder approval, causing us to become more highly leveraged, which may increase our risk of default under our debt obligations.

We are not limited in our ability to incur debt. Our financing policies and objectives are determined by the board of directors. Our goal is to limit our dependence on leverage and maintain a conservative ratio of debt to total market capitalization. However, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. As of December 31, 2011, we had approximately $1.8 billion aggregate principal amount of indebtedness outstanding, which represented 42.4% of our total market capitalization. Our total debt and the liquidation value of our preferred equity as a percentage of total market capitalization was approximately 47.0% as of December 31, 2011. See “Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Company— Capitalization” for a calculation of our market capitalization. These ratios may be increased or decreased without the consent of our unitholders or stockholders. Increases in the amount of debt outstanding would result in an increase in our debt service, which could adversely affect cash flow and our ability to pay dividends and distributions to our security holders. Higher leverage also increases the risk of default on our obligations and limits our ability to obtain additional financing in the future.

We may issue additional common units and shares of capital stock without unitholder or stockholder approval, as applicable, which may dilute unitholder or stockholder investment. The Company may issue shares of our common stock, preferred stock, or other equity or debt securities without stockholder approval, including the issuance of shares to satisfy REIT dividend distribution requirements. Similarly, the Operating Partnership may offer its common or preferred units for contributions of cash or property without approval by its unitholders. Further, under certain circumstances, the Company may issue shares of our common stock in exchange for the Operating Partnership's outstanding Exchangeable Notes. Existing security holders have no preemptive rights to acquire any of these securities, and any issuance of equity securities under these circumstances may dilute a unitholder's or stockholder's investment.
Sales of a substantial number of shares of the Company's securities, or the perception that this could occur, could result in decreasing the quoted trading price per share of the Company's common stock and of the Operating Partnership's publicly-traded notes. Management cannot predict whether future issuances of shares of the Company's common stock or the availability of shares for resale in the open market will result in decreasing the market price per share of the Company's common stock. As of December 31, 2011, 58,819,717 shares of the Company's common stock and 5,060,000 shares of the Company's preferred stock, consisting of 1,610,000 shares of Series E Preferred Stock and 3,450,000 shares of Series F Preferred Stock, were issued and outstanding, and an additional 1,500,000 shares of preferred stock were designated as Series A Preferred Stock, which was reserved for possible issuance in exchange for the Operating Partnership's outstanding Series A Preferred Units.

As of December 31, 2011, the Company had reserved for future issuance the following shares of common stock: 1,718,131 shares issuable upon the exchange, at the Company's option, of the Operating Partnership's common units; 3,773,622 shares remained available for grant under our 2006 Incentive Award Plan (see Note 12 to our consolidated financial statements); 842,675 shares issuable upon settlement of restricted stock units ("RSUs"); and 5,000 shares issuable upon exercise of outstanding options, as well as 1,681,813 and 4,800,796 shares potentially issuable under certain circumstances, in exchange for the 3.25% Exchangeable Notes and 4.25% Exchangeable Notes, respectively. The Company has a currently effective registration statement registering 1,718,131 shares of our common stock for possible issuance to the holders of the Operating Partnership's common units. That registration statement also registers 306,808 shares of common stock held by certain stockholders for possible resale. The Company also has currently effective registration statements registering the 1,681,813 shares of our common stock that may potentially be issued in exchange for the Operating Partnership's presently outstanding 3.25% Exchangeable Notes, and 4,800,796 shares of our common stock that may potentially be issued in exchange for the Operating Partnership's presently outstanding 4.25% Exchangeable Notes. Consequently, if and when the shares are issued, they may be freely traded in the public markets.
Risks Related to the Company's Status as a REIT
Loss of the Company's REIT status would have significant adverse consequences to us and the value of the Company's common stock. The Company currently operates in a manner that is intended to allow the Company to qualify as a REIT for federal income tax purposes under the Code. If the Company were to lose its REIT status, the Company would face adverse tax consequences that would substantially reduce the funds available for distribution to our stockholders for each of the years involved because:

•	the Company would not be allowed a deduction for distributions to our stockholders in computing the Company's taxable income and would be subject to federal income tax at regular corporate rates;

•	the Company could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and

•	unless entitled to relief under statutory provisions, the Company could not elect to be taxed as a REIT for four taxable years following the year during which the Company was disqualified.

In addition, if the Company failed to qualify as a REIT, the Company will not be required to make distributions to our stockholders, and all distributions to our stockholders will be subject to tax as regular corporate dividends to the extent of its current and accumulated earnings and profits. As a result of all these factors, the Company's failure to qualify as a REIT also could impair our ability to expand our business and raise capital and could adversely affect the value and quoted trading price of the Company's common stock.
Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury regulations that have been promulgated under the Code is greater in the case of a REIT that, like us, holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within our control may affect the Company's ability to continue to qualify as a REIT. For example, to qualify as a REIT, at least 95% of the Company's gross income in any year must be derived from qualifying sources. Also, the Company must make distributions to stockholders aggregating annually at least 90% of the Company's net taxable income (subject to certain adjustments and excluding any net capital gains). For distributions with respect to our 2008 through 2011 taxable years, IRS guidance allows the Company to satisfy up to 90% of this requirement through the distribution of shares of its common stock, if certain conditions are met. In addition, legislation, new regulations, administrative interpretations, or court decisions may adversely affect the Company's security holders or the Company's ability to qualify as a REIT for federal income tax purposes or the desirability of an investment in a REIT relative to other investments. Although management believes that we are organized and operate in a manner to permit the Company to continue to qualify as a REIT, we cannot provide assurances that we have qualified or will continue to qualify as a REIT for tax purposes. We have not requested and do not plan to request a ruling from the IRS regarding our qualification as a REIT.

To maintain the Company's REIT status, we may be forced to borrow funds on a short-term basis during unfavorable market conditions. To qualify as a REIT, the Company generally must distribute to our stockholders at least 90% of the Company's net taxable income each year (subject to certain adjustments and excluding any net capital gains) and we will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our net taxable income each year. In addition, the Company will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our net capital gains, and 100% of our undistributed income from prior years. For distributions with respect to our 2008 through 2011 taxable years, IRS guidance allows the Company to satisfy up to 90% of this requirement through the distribution of shares of its common stock, if certain conditions are met. To maintain the Company's REIT status and avoid the payment of federal income and excise taxes, the Operating Partnership may need to borrow funds on a short-term basis and loan the proceeds to the Company so we can meet the REIT distribution requirements even if the then-prevailing market conditions are not favorable for these borrowings. These short-term borrowing needs could result from differences in timing between the actual receipt of income and inclusion of income for federal income tax purposes, or the effect of nondeductible capital expenditures, the creation of reserves, or required debt or amortization payments.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.

ITEM 2.	PROPERTIES
General
As of December 31, 2011, our stabilized portfolio of operating properties was comprised of the following office and industrial properties.

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied at December 31, 2011
Office Properties	104	11,421,112	419	90.1%
Industrial Properties	39	3,413,354	63	100.0%
Total Stabilized Portfolio	143	14,834,466	482	92.4%

All of our properties are located and all of our business is currently conducted in the state of California with the exception of the ownership and operation of six office properties located in the state of Washington.
Our stabilized portfolio excludes undeveloped land, four office redevelopment properties that are currently under construction and two properties held-for-sale (see "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Influence Future Results of Operations — Development and Redevelopment Programs). We own all of our properties through the Operating Partnership and the Finance Partnership. All our properties are held in fee except for the nine office buildings which are held subject to long-term ground leases for the land (See Note 15 to our consolidated financial statements included in this report for additional information regarding our ground lease obligations).
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
We believe that all of our properties are well maintained and do not require significant capital improvements. As of December 31, 2011, we managed all of our properties through internal property managers.

Office and Industrial Properties
The following table sets forth certain information relating to each of the stabilized Office Properties and Industrial Properties owned as of December 31, 2011.

Property Location	No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/11(1)	Annualized Base Rent($000’s)(2)	Annualized Rent Per Square Foot(2)
Office Properties:
Los Angeles and Ventura Counties
23925 Park Sorrento, Calabasas, California	1	2001	11,789	100.0%	$421	$35.71
23975 Park Sorrento, Calabasas, California	1	2002	100,592	93.1%	3,252	35.73
24025 Park Sorrento, Calabasas, California	1	2000	102,264	64.6%	2,483	37.56
26541 Agoura Road Calabasas, California	1	1988	90,156	100.0%	1,628	18.06
5151 Camino Ruiz, Camarillo, California	2	1982	187,861	—%	—	—
5153 Camino Ruiz, Camarillo, California	1	1982	38,655	51.7%	407	20.38
5155 Camino Ruiz, Camarillo, California	1	1982	38,856	51.4%	—	—
2240 E. Imperial Highway, El Segundo, California	1	1983/2008	122,870	100.0%	4,027	32.77
2250 E. Imperial Highway, El Segundo, California	1	1983	298,728	99.6%	9,578	32.53

Property Location	No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/11(1)	Annualized Base Rent($000’s)(2)	Annualized Rent Per Square Foot(2)
909 Sepulveda Blvd., El Segundo, California	1	1972/2005	241,607	88.6%	5,515	25.63
999 Sepulveda Blvd., El Segundo, California	1	1962/2003	128,504	87.4%	2,528	24.48
3750 Kilroy Airport Way, Long Beach, California(4)	1	1989	10,457	86.1%	100	18.36
3760 Kilroy Airport Way, Long Beach, California	1	1989	165,278	90.6%	4,316	29.22
3780 Kilroy Airport Way, Long Beach, California	1	1989	219,745	86.7%	5,224	28.04
3800 Kilroy Airport Way, Long Beach, California	1	2000	192,476	93.6%	5,123	29.33
3840 Kilroy Airport Way, Long Beach, California	1	1999	136,026	100.0%	4,915	36.13
3900 Kilroy Airport Way, Long Beach, California	1	1987	126,840	91.8%	2,874	24.73
12100 W. Olympic Blvd., Los Angeles, California	1	2003	150,167	72.0%	4,246	39.28
12200 W. Olympic Blvd., Los Angeles, California	1	2000	150,302	99.0%	4,413	38.92
12312 W. Olympic Blvd, Los Angeles, California(3)	1	1950/1997	78,000	100.0%	2,108	27.03
1633 26th Street, Santa Monica, California	1	1972/1997	44,915	100.0%	1,271	28.30
2100 Colorado Avenue, Santa Monica, California	3	1992/2009	102,864	54.3%	2,413	43.17
3130 Wilshire Blvd., Santa Monica, California	1	1969/1998	88,339	91.2%	2,564	32.51
501 Santa Monica Blvd., Santa Monica, California	1	1974	73,115	96.0%	2,667	38.87
2829 Townsgate Road, Thousand Oaks, California	1	1990	81,067	90.6%	2,013	27.40
Subtotal/Weighted Average— Los Angeles and Ventura Counties	28		2,981,473	83.5%	74,086	30.85
San Diego County
12225 El Camino Real, Del Mar, California(5)	1	1998	60,148	97.8%	1,960	33.31
12235 El Camino Real, Del Mar, California(5)	1	1998	54,673	90.4%	1,795	36.32
12340 El Camino Real, Del Mar, California(5)	1	2002	87,405	86.9%	3,276	43.14
12390 El Camino Real, Del Mar, California(5)	1	2000	72,332	100.0%	3,069	42.43
12348 High Bluff Drive, Del Mar, California(5)	1	1999	38,710	100.0%	1,332	34.41
12400 High Bluff Drive, Del Mar, California(5)	1	2004	208,464	100.0%	9,897	47.48
3579 Valley Centre Drive, Del Mar, California(12)	1	1999	52,375	79.0%	1,572	37.99
3611 Valley Centre Drive, Del Mar, California(5)	1	2000	130,178	95.6%	4,349	36.87
3661 Valley Centre Drive, Del Mar, California(5)	1	2001	129,752	99.4%	3,870	32.55
3721 Valley Centre Drive, Del Mar, California(5)	1	2003	114,780	100.0%	3,767	32.82
3811 Valley Centre Drive, Del Mar, California(6)	1	2000	112,067	100.0%	5,199	46.39
6200 Greenwich Drive, Governor Park, California(6)	1	1999	71,000	100.0%	1,637	23.06
6220 Greenwich Drive, Governor Park , California(5)	1	1996	141,214	100.0%	4,286	30.35

Property Location	No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/11(1)	Annualized Base Rent($000’s)(2)	Annualized Rent Per Square Foot(2)
15051 Avenue of Science, I-15 Corridor, California(6)	1	2002	70,617	100.0%	2,035	28.82
15073 Avenue of Science, I-15 Corridor, California(6)	1	2002	46,759	100.0%	1,233	26.37
15231 Avenue of Science, I-15 Corridor, California(13)	1	2005	65,638	100.0%	1,331	20.28
15253 Avenue of Science, I-15 Corridor, California(6)	1	2005	37,437	100.0%	610	16.29
15333 Avenue of Science, I-15 Corridor, California(5)	1	2006	78,880	46.4%	765	20.89
15378 Avenue of Science, I-15 Corridor, California(6)	1	1990	68,910	100.0%	978	14.19
15435 Innovation Drive, I-15 Corridor, California(5)	1	2000	51,500	63.5%	732	22.39
15445 Innovation Drive, I-15 Corridor, California(5)	1	2000	51,500	100.0%	1,214	23.57
13280 Evening Creek Drive South, I-15 Corridor, California(7)	1	2008	42,971	49.5%	454	21.35
13290 Evening Creek Drive South, I-15 Corridor, California	1	2008	61,176	—%	—	—
13480 Evening Creek Drive North, I-15 Corridor, California(5)	1	2008	149,817	100.0%	7,779	51.92
13500 Evening Creek Drive North, I-15 Corridor, California(5)	1	2004	147,533	100.0%	6,471	43.86
13520 Evening Creek Drive North, I-15 Corridor, California(5)	1	2004	141,368	89.9%	4,500	36.25
7525 Torrey Santa Fe, 56 Corridor, California(6)	1	2007	103,979	100.0%	3,012	28.97
7535 Torrey Santa Fe, 56 Corridor, California(6)	1	2007	130,243	100.0%	3,693	28.35
7545 Torrey Santa Fe, 56 Corridor, California(6)	1	2007	130,354	100.0%	3,609	27.69
7555 Torrey Santa Fe, 56 Corridor, California(6)	1	2007	101,236	100.0%	3,175	31.36
2355 Northside Drive, Mission Valley, California(5)	1	1990	50,425	84.5%	1,208	28.34
2365 Northside Drive, Mission Valley, California(5)	1	1990	91,260	82.4%	2,189	29.09
2375 Northside Drive, Mission Valley, California(5)	1	1990	48,949	83.0%	1,135	31.57
2385 Northside Drive, Mission Valley, California(5)	1	2008	88,795	76.3%	2,135	31.52
2305 Historic Decatur Road, Point Loma, California(16)	1	2009	103,900	95.3%	3,796	38.32
10020 Pacific Mesa Blvd, Sorrento Mesa, California(3)	1	2007	318,000	100.0%	7,683	24.16
4910 Directors Place, Sorrento Mesa, California(6)	1	2009	50,925	44.2%	855	38.01
4921 Directors Place, Sorrento Mesa, California(5)	1	2008	56,136	100.0%	1,347	24.00
4939 Directors Place, Sorrento Mesa, California(6)	1	2002	60,662	100.0%	2,276	37.52
4955 Directors Place, Sorrento Mesa, California(6)	1	2008	76,246	100.0%	2,881	37.79
5005 Wateridge Vista Drive, Sorrento Mesa, California	1	1999	61,460	—%	—	—
10770 Wateridge Circle, Sorrento Mesa, California(18)	1	1989	174,310	97.5%	3,073	18.08
6055 Lusk Avenue, Sorrento Mesa, California(3)	1	1997	93,000	100.0%	1,554	16.71
6260 Sequence Drive, Sorrento Mesa, California(6)	1	1997	130,536	100.0%	1,717	13.15

Property Location	No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/11(1)	Annualized Base Rent($000’s)(2)	Annualized Rent Per Square Foot(2)
6290 Sequence Drive, Sorrento Mesa, California(6)	1	1997	90,000	100.0%	2,098	23.31
6310 Sequence Drive, Sorrento Mesa, California(6)	1	2000	62,415	100.0%	1,133	18.15
6340 Sequence Drive, Sorrento Mesa, California(6)	1	1998	66,400	100.0%	1,341	20.20
6350 Sequence Drive, Sorrento Mesa, California	1	1998	132,600	100.0%	2,507	18.91
10390 Pacific Center Court, Sorrento Mesa, California(6)	1	2002	68,400	100.0%	2,771	40.51
10394 Pacific Center Court, Sorrento Mesa, California(6)	1	1995	59,630	100.0%	1,077	18.06
10398 Pacific Center Court, Sorrento Mesa, California(6)	1	1995	43,645	100.0%	698	15.99
10421 Pacific Center Court, Sorrento Mesa, California(17)	1	1995/2002	75,899	100.0%	1,076	14.18
10445 Pacific Center Court, Sorrento Mesa, California(6)	1	1995	48,709	100.0%	831	17.06
10455 Pacific Center Court, Sorrento Mesa, California	1	1995	90,000	100.0%	1,112	12.36
5717 Pacific Center Blvd, Sorrento Mesa, California(3)	1	2001/2005	67,995	100.0%	1,503	22.10
4690 Executive Drive, UTC, California(8)	1	1999	47,212	100.0%	1,067	22.60
9455 Towne Center Drive, UTC, California	1	1998	45,195	—%	—	—
9785 Towne Center Drive, UTC, California(3)	1	1999	75,534	100.0%	1,374	18.19
9791 Towne Center Drive, UTC, California(3)	1	1999	50,466	100.0%	916	18.15
Subtotal/Weighted Average— San Diego County	59		5,181,720	92.5%	138,953	29.15
Orange County
4175 E. La Palma Avenue, Anaheim, California	1	1985	43,263	75.8%	596	18.17
8101 Kaiser Blvd. Anaheim, California	1	1988	59,790	96.5%	1,135	19.67
2211 Michelson, Irvine, California(19)	1	2007	271,556	92.3%	9,416	38.07
111 Pacifica, Irvine Spectrum, California	1	1991	67,496	97.1%	1,366	22.29
999 Town & Country, Orange, California	1	1977/2009	98,551	100.0%	2,919	29.62
Subtotal/Weighted Average— Orange County	5		540,656	93.4%	15,432	31.00
San Francisco
303 Second Street, San Francisco, California	1	1988	734,035	96.9%	26,114	36.84
100 First Street, San Francisco, California	1	1988	466,490	94.3%	17,915	41.85
250 Brannan Street, San Francisco, California(5)	1	1907/2001	92,948	100.0%	3,983	42.85
201 Third Street, San Francisco, California	1	1983	332,076	88.5%	9,073	31.73
301 Brannan Street, San Francisco, California(5)	1	1909/1989	74,430	66.1%	1,850	37.60
4040 Civic Center, San Rafael, California	1	1979/1994	126,787	93.1%	2,580	22.17
Subtotal/Weighted Average— San Francisco	6		1,826,766	93.3%	61,515	36.59
Greater Seattle

Property Location	No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/11(1)	Annualized Base Rent($000’s)(2)	Annualized Rent Per Square Foot(2)
601 108th Avenue NE, Bellevue, Washington(3)	1	2000	488,470	88.1%	11,634	27.64
10220 NE Points Drive, Kirkland, Washington(3)	1	1987	49,851	89.5%	1,148	25.98
10230 NE Points Drive, Kirkland, Washington(3)	1	1988	98,982	83.4%	2,220	27.38
10210 NE Points Drive, Kirkland, Washington(3)	1	1990	84,641	87.5%	1,719	23.20
3933 Lake Washington Blvd NE, Kirkland, Washington(3)	1	1993	46,450	100.0%	1,209	26.03
15050 N.E. 36th Street, Redmond, Washington(3)	1	1998	122,103	100.0%	3,130	25.63
Subtotal/Weighted Average— Greater Seattle	6		890,497	89.9%	21,060	26.70
TOTAL/WEIGHTED AVERAGE OFFICE PROPERTIES	104		11,421,112	90.1%	311,046	30.69
Industrial Properties:
Orange County
1000 E. Ball Road, Anaheim, California	1	1956	100,000	100.0%	757	7.57
1230 S. Lewis Road, Anaheim, California	1	1982	57,730	100.0%	388	6.72
1250 N. Tustin Avenue, Anaheim, California	1	1984	84,185	100.0%	593	7.04
3125 E. Coronado Street, Anaheim, California	1	1970	144,000	100.0%	598	4.15
3130/3150 Miraloma, Anaheim, California	1	1970	144,000	100.0%	838	5.82
3250 E. Carpenter, Anaheim, California	1	1998	41,225	100.0%	314	7.62
3340 E. La Palma Avenue, Anaheim, California	1	1966	153,320	100.0%	661	4.31
3355 E. La Palma Avenue, Anaheim, California	1	1999	98,200	100.0%	923	9.40
4123 E. La Palma Avenue, Anaheim, California(10)	1	1985	70,863	100.0%	645	9.11
4155 E. La Palma Avenue, Anaheim, California(9)	1	1985	74,618	100.0%	766	10.28
5115 E. La Palma Avenue, Anaheim, California	1	1967/1998	286,139	100.0%	2,078	7.26
5325 E. Hunter Avenue, Anaheim, California	1	1983	110,487	100.0%	475	4.30
1145 N. Ocean Boulevard, Anaheim, California	1	1999	67,500	100.0%	358	5.30
1201 N. Miller Street, Anaheim, California	1	1999	119,612	100.0%	863	7.21
1211 N. Miller Street, Anaheim, California	1	1999	200,646	100.0%	1,349	6.72
1231 N. Miller Street, Anaheim, California	1	1999	113,700	100.0%	541	4.76
950 W. Central Avenue, Brea, California	1	1983	24,000	100.0%	214	8.92
1050 W. Central Avenue, Brea, California(14)	1	1984	30,000	100.0%	266	8.87
1150 W. Central Avenue, Brea, California	1	1984	30,000	100.0%	278	9.27
895 Beacon Street, Brea, California	1	1987	54,795	100.0%	304	5.55
955 Beacon Street, Brea, California	1	1987	37,916	100.0%	212	5.59

Property Location	No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/11(1)	Annualized Base Rent($000’s)(2)	Annualized Rent Per Square Foot(2)
Office Properties:
Los Angeles and Ventura Counties
23925 Park Sorrento, Calabasas, California	1	2001	11,789	100.0%	$421	$35.71
23975 Park Sorrento, Calabasas, California	1	2002	100,592	93.1%	3,252	35.73
24025 Park Sorrento, Calabasas, California	1	2000	102,264	64.6%	2,483	37.56
26541 Agoura Road Calabasas, California	1	1988	90,156	100.0%	1,628	18.06
5151 Camino Ruiz, Camarillo, California	2	1982	187,861	—%	—	—
5153 Camino Ruiz, Camarillo, California	1	1982	38,655	51.7%	407	20.38
5155 Camino Ruiz, Camarillo, California	1	1982	38,856	51.4%	—	—
2240 E. Imperial Highway, El Segundo, California	1	1983/2008	122,870	100.0%	4,027	32.77
2250 E. Imperial Highway, El Segundo, California	1	1983	298,728	99.6%	9,578	32.53

Property Location	No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/11(1)	Annualized Base Rent($000’s)(2)	Annualized Rent Per Square Foot(2)
909 Sepulveda Blvd., El Segundo, California	1	1972/2005	241,607	88.6%	5,515	25.63
999 Sepulveda Blvd., El Segundo, California	1	1962/2003	128,504	87.4%	2,528	24.48
3750 Kilroy Airport Way, Long Beach, California(4)	1	1989	10,457	86.1%	100	18.36
3760 Kilroy Airport Way, Long Beach, California	1	1989	165,278	90.6%	4,316	29.22
3780 Kilroy Airport Way, Long Beach, California	1	1989	219,745	86.7%	5,224	28.04
3800 Kilroy Airport Way, Long Beach, California	1	2000	192,476	93.6%	5,123	29.33
3840 Kilroy Airport Way, Long Beach, California	1	1999	136,026	100.0%	4,915	36.13
3900 Kilroy Airport Way, Long Beach, California	1	1987	126,840	91.8%	2,874	24.73
12100 W. Olympic Blvd., Los Angeles, California	1	2003	150,167	72.0%	4,246	39.28
12200 W. Olympic Blvd., Los Angeles, California	1	2000	150,302	99.0%	4,413	38.92
12312 W. Olympic Blvd, Los Angeles, California(3)	1	1950/1997	78,000	100.0%	2,108	27.03
1633 26th Street, Santa Monica, California	1	1972/1997	44,915	100.0%	1,271	28.30
2100 Colorado Avenue, Santa Monica, California	3	1992/2009	102,864	54.3%	2,413	43.17
3130 Wilshire Blvd., Santa Monica, California	1	1969/1998	88,339	91.2%	2,564	32.51
501 Santa Monica Blvd., Santa Monica, California	1	1974	73,115	96.0%	2,667	38.87
2829 Townsgate Road, Thousand Oaks, California	1	1990	81,067	90.6%	2,013	27.40
Subtotal/Weighted Average— Los Angeles and Ventura Counties	28		2,981,473	83.5%	74,086	30.85
San Diego County
12225 El Camino Real, Del Mar, California(5)	1	1998	60,148	97.8%	1,960	33.31
12235 El Camino Real, Del Mar, California(5)	1	1998	54,673	90.4%	1,795	36.32
12340 El Camino Real, Del Mar, California(5)	1	2002	87,405	86.9%	3,276	43.14
12390 El Camino Real, Del Mar, California(5)	1	2000	72,332	100.0%	3,069	42.43
12348 High Bluff Drive, Del Mar, California(5)	1	1999	38,710	100.0%	1,332	34.41
12400 High Bluff Drive, Del Mar, California(5)	1	2004	208,464	100.0%	9,897	47.48
3579 Valley Centre Drive, Del Mar, California(12)	1	1999	52,375	79.0%	1,572	37.99
3611 Valley Centre Drive, Del Mar, California(5)	1	2000	130,178	95.6%	4,349	36.87
3661 Valley Centre Drive, Del Mar, California(5)	1	2001	129,752	99.4%	3,870	32.55
3721 Valley Centre Drive, Del Mar, California(5)	1	2003	114,780	100.0%	3,767	32.82
3811 Valley Centre Drive, Del Mar, California(6)	1	2000	112,067	100.0%	5,199	46.39
6200 Greenwich Drive, Governor Park, California(6)	1	1999	71,000	100.0%	1,637	23.06
6220 Greenwich Drive, Governor Park , California(5)	1	1996	141,214	100.0%	4,286	30.35

Property Location	No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/11(1)	Annualized Base Rent($000’s)(2)	Annualized Rent Per Square Foot(2)
15051 Avenue of Science, I-15 Corridor, California(6)	1	2002	70,617	100.0%	2,035	28.82
15073 Avenue of Science, I-15 Corridor, California(6)	1	2002	46,759	100.0%	1,233	26.37
15231 Avenue of Science, I-15 Corridor, California(13)	1	2005	65,638	100.0%	1,331	20.28
15253 Avenue of Science, I-15 Corridor, California(6)	1	2005	37,437	100.0%	610	16.29
15333 Avenue of Science, I-15 Corridor, California(5)	1	2006	78,880	46.4%	765	20.89
15378 Avenue of Science, I-15 Corridor, California(6)	1	1990	68,910	100.0%	978	14.19
15435 Innovation Drive, I-15 Corridor, California(5)	1	2000	51,500	63.5%	732	22.39
15445 Innovation Drive, I-15 Corridor, California(5)	1	2000	51,500	100.0%	1,214	23.57
13280 Evening Creek Drive South, I-15 Corridor, California(7)	1	2008	42,971	49.5%	454	21.35
13290 Evening Creek Drive South, I-15 Corridor, California	1	2008	61,176	—%	—	—
13480 Evening Creek Drive North, I-15 Corridor, California(5)	1	2008	149,817	100.0%	7,779	51.92
13500 Evening Creek Drive North, I-15 Corridor, California(5)	1	2004	147,533	100.0%	6,471	43.86
13520 Evening Creek Drive North, I-15 Corridor, California(5)	1	2004	141,368	89.9%	4,500	36.25
7525 Torrey Santa Fe, 56 Corridor, California(6)	1	2007	103,979	100.0%	3,012	28.97
7535 Torrey Santa Fe, 56 Corridor, California(6)	1	2007	130,243	100.0%	3,693	28.35
7545 Torrey Santa Fe, 56 Corridor, California(6)	1	2007	130,354	100.0%	3,609	27.69
7555 Torrey Santa Fe, 56 Corridor, California(6)	1	2007	101,236	100.0%	3,175	31.36
2355 Northside Drive, Mission Valley, California(5)	1	1990	50,425	84.5%	1,208	28.34
2365 Northside Drive, Mission Valley, California(5)	1	1990	91,260	82.4%	2,189	29.09
2375 Northside Drive, Mission Valley, California(5)	1	1990	48,949	83.0%	1,135	31.57
2385 Northside Drive, Mission Valley, California(5)	1	2008	88,795	76.3%	2,135	31.52
2305 Historic Decatur Road, Point Loma, California(16)	1	2009	103,900	95.3%	3,796	38.32
10020 Pacific Mesa Blvd, Sorrento Mesa, California(3)	1	2007	318,000	100.0%	7,683	24.16
4910 Directors Place, Sorrento Mesa, California(6)	1	2009	50,925	44.2%	855	38.01
4921 Directors Place, Sorrento Mesa, California(5)	1	2008	56,136	100.0%	1,347	24.00
4939 Directors Place, Sorrento Mesa, California(6)	1	2002	60,662	100.0%	2,276	37.52
4955 Directors Place, Sorrento Mesa, California(6)	1	2008	76,246	100.0%	2,881	37.79
5005 Wateridge Vista Drive, Sorrento Mesa, California	1	1999	61,460	—%	—	—
10770 Wateridge Circle, Sorrento Mesa, California(18)	1	1989	174,310	97.5%	3,073	18.08
6055 Lusk Avenue, Sorrento Mesa, California(3)	1	1997	93,000	100.0%	1,554	16.71
6260 Sequence Drive, Sorrento Mesa, California(6)	1	1997	130,536	100.0%	1,717	13.15

Property Location	No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/11(1)	Annualized Base Rent($000’s)(2)	Annualized Rent Per Square Foot(2)
6290 Sequence Drive, Sorrento Mesa, California(6)	1	1997	90,000	100.0%	2,098	23.31
6310 Sequence Drive, Sorrento Mesa, California(6)	1	2000	62,415	100.0%	1,133	18.15
6340 Sequence Drive, Sorrento Mesa, California(6)	1	1998	66,400	100.0%	1,341	20.20
6350 Sequence Drive, Sorrento Mesa, California	1	1998	132,600	100.0%	2,507	18.91
10390 Pacific Center Court, Sorrento Mesa, California(6)	1	2002	68,400	100.0%	2,771	40.51
10394 Pacific Center Court, Sorrento Mesa, California(6)	1	1995	59,630	100.0%	1,077	18.06
10398 Pacific Center Court, Sorrento Mesa, California(6)	1	1995	43,645	100.0%	698	15.99
10421 Pacific Center Court, Sorrento Mesa, California(17)	1	1995/2002	75,899	100.0%	1,076	14.18
10445 Pacific Center Court, Sorrento Mesa, California(6)	1	1995	48,709	100.0%	831	17.06
10455 Pacific Center Court, Sorrento Mesa, California	1	1995	90,000	100.0%	1,112	12.36
5717 Pacific Center Blvd, Sorrento Mesa, California(3)	1	2001/2005	67,995	100.0%	1,503	22.10
4690 Executive Drive, UTC, California(8)	1	1999	47,212	100.0%	1,067	22.60
9455 Towne Center Drive, UTC, California	1	1998	45,195	—%	—	—
9785 Towne Center Drive, UTC, California(3)	1	1999	75,534	100.0%	1,374	18.19
9791 Towne Center Drive, UTC, California(3)	1	1999	50,466	100.0%	916	18.15
Subtotal/Weighted Average— San Diego County	59		5,181,720	92.5%	138,953	29.15
Orange County
4175 E. La Palma Avenue, Anaheim, California	1	1985	43,263	75.8%	596	18.17
8101 Kaiser Blvd. Anaheim, California	1	1988	59,790	96.5%	1,135	19.67
2211 Michelson, Irvine, California(19)	1	2007	271,556	92.3%	9,416	38.07
111 Pacifica, Irvine Spectrum, California	1	1991	67,496	97.1%	1,366	22.29
999 Town & Country, Orange, California	1	1977/2009	98,551	100.0%	2,919	29.62
Subtotal/Weighted Average— Orange County	5		540,656	93.4%	15,432	31.00
San Francisco
303 Second Street, San Francisco, California	1	1988	734,035	96.9%	26,114	36.84
100 First Street, San Francisco, California	1	1988	466,490	94.3%	17,915	41.85
250 Brannan Street, San Francisco, California(5)	1	1907/2001	92,948	100.0%	3,983	42.85
201 Third Street, San Francisco, California	1	1983	332,076	88.5%	9,073	31.73
301 Brannan Street, San Francisco, California(5)	1	1909/1989	74,430	66.1%	1,850	37.60
4040 Civic Center, San Rafael, California	1	1979/1994	126,787	93.1%	2,580	22.17
Subtotal/Weighted Average— San Francisco	6		1,826,766	93.3%	61,515	36.59
Greater Seattle

Property Location	No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/11(1)	Annualized Base Rent($000’s)(2)	Annualized Rent Per Square Foot(2)
601 108th Avenue NE, Bellevue, Washington(3)	1	2000	488,470	88.1%	11,634	27.64
10220 NE Points Drive, Kirkland, Washington(3)	1	1987	49,851	89.5%	1,148	25.98
10230 NE Points Drive, Kirkland, Washington(3)	1	1988	98,982	83.4%	2,220	27.38
10210 NE Points Drive, Kirkland, Washington(3)	1	1990	84,641	87.5%	1,719	23.20
3933 Lake Washington Blvd NE, Kirkland, Washington(3)	1	1993	46,450	100.0%	1,209	26.03
15050 N.E. 36th Street, Redmond, Washington(3)	1	1998	122,103	100.0%	3,130	25.63
Subtotal/Weighted Average— Greater Seattle	6		890,497	89.9%	21,060	26.70
TOTAL/WEIGHTED AVERAGE OFFICE PROPERTIES	104		11,421,112	90.1%	311,046	30.69
Industrial Properties:
Orange County
1000 E. Ball Road, Anaheim, California	1	1956	100,000	100.0%	757	7.57
1230 S. Lewis Road, Anaheim, California	1	1982	57,730	100.0%	388	6.72
1250 N. Tustin Avenue, Anaheim, California	1	1984	84,185	100.0%	593	7.04
3125 E. Coronado Street, Anaheim, California	1	1970	144,000	100.0%	598	4.15
3130/3150 Miraloma, Anaheim, California	1	1970	144,000	100.0%	838	5.82
3250 E. Carpenter, Anaheim, California	1	1998	41,225	100.0%	314	7.62
3340 E. La Palma Avenue, Anaheim, California	1	1966	153,320	100.0%	661	4.31
3355 E. La Palma Avenue, Anaheim, California	1	1999	98,200	100.0%	923	9.40
4123 E. La Palma Avenue, Anaheim, California(10)	1	1985	70,863	100.0%	645	9.11
4155 E. La Palma Avenue, Anaheim, California(9)	1	1985	74,618	100.0%	766	10.28
5115 E. La Palma Avenue, Anaheim, California	1	1967/1998	286,139	100.0%	2,078	7.26
5325 E. Hunter Avenue, Anaheim, California	1	1983	110,487	100.0%	475	4.30
1145 N. Ocean Boulevard, Anaheim, California	1	1999	67,500	100.0%	358	5.30
1201 N. Miller Street, Anaheim, California	1	1999	119,612	100.0%	863	7.21
1211 N. Miller Street, Anaheim, California	1	1999	200,646	100.0%	1,349	6.72
1231 N. Miller Street, Anaheim, California	1	1999	113,700	100.0%	541	4.76
950 W. Central Avenue, Brea, California	1	1983	24,000	100.0%	214	8.92
1050 W. Central Avenue, Brea, California(14)	1	1984	30,000	100.0%	266	8.87
1150 W. Central Avenue, Brea, California	1	1984	30,000	100.0%	278	9.27
895 Beacon Street, Brea, California	1	1987	54,795	100.0%	304	5.55
955 Beacon Street, Brea, California	1	1987	37,916	100.0%	212	5.59

Property Location	No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/11(1)	Annualized Base Rent($000’s)(2)	Annualized Rent Per Square Foot(2)
1125 Beacon Street, Brea, California	1	1988	49,178	100.0%	420	8.54
925 Lambert Road, Brea, California(11)	1	1999	80,000	100.0%	521	6.51
1075 Lambert Road, Brea, California(11)	1	1999	98,811	100.0%	590	5.97
1675 MacArthur Blvd, Costa Mesa, California	1	1986	50,842	100.0%	577	11.35
25902 Towne Center Drive, Foothill Ranch, California	1	1998	309,685	100.0%	2,459	7.94
12681/12691 Pala Drive, Garden Grove, California(15)	1	1970	84,700	100.0%	632	7.46
7421 Orangewood Avenue, Garden Grove, California(6)	1	1981	82,602	100.0%	643	7.78
7091 Belgrave Avenue, Garden Grove, California	1	1971	70,000	100.0%	310	4.43
12271 Industry Street, Garden Grove, California(5)	1	1972	20,000	100.0%	159	7.95
12311 Industry Street, Garden Grove, California(5)	1	1972	25,000	100.0%	196	7.84
7261 Lampson Avenue, Garden Grove, California	1	1974	47,092	100.0%	330	7.01
12472 Edison Way, Garden Grove, California	1	1984	55,576	100.0%	416	7.49
12442 Knott Street, Garden Grove, California	1	1985	58,303	100.0%	344	5.90
2055 S.E. Main Street, Irvine, California	1	1973	47,583	100.0%	541	11.37
1951 E. Carnegie Avenue, Santa Ana, California	1	1981	100,000	100.0%	746	7.46
2525 Pullman Street, Santa Ana, California	1	1976	103,380	100.0%	548	5.30
14831 Franklin Avenue, Tustin, California	1	1978	36,256	100.0%	222	6.12
2911 Dow Avenue, Tustin, California	1	1998	51,410	100.0%	316	6.15
TOTAL/WEIGHTED AVERAGE INDUSTRIAL PROPERTIES	39		3,413,354	100.0%	23,391	6.85
TOTAL/WEIGHTED AVERAGE ALL PROPERTIES	143		14,834,466	92.4%	334,437	24.68
_________________

(1)	Based on all leases at the respective properties in effect as of December 31, 2011. Includes month-to-month leases as of December 31, 2011.

(2)
Reflects annualized contractual base rent calculated on a straight-line basis in accordance with GAAP, excluding the amortization of deferred revenue related to tenant-funded tenant improvements, lease incentive amortization, above/below market rent amortization, and expense reimbursement revenue.  Excludes month-to-month leases and vacant space as of December 31, 2011.

(3)	For these properties, the leases are written on a triple net basis.

(4)
For this property, leases of approximately 5,000 rentable square feet are written on a modified gross basis, and a lease of approximately 2,000 rentable square feet is written on a full service gross basis.

(5)	For these properties, the leases are written on a modified gross basis.

(6)	For these properties, the leases are written on a modified net basis.

(7)
For this property, a lease of approximately 20,000 rentable square feet is written on a modified net basis, and leases of approximately 17,000 rentable square feet are written on a modified gross basis. The remaining 6,000 rentable square feet is currently being marketed for lease.

(8)
For this property, leases of approximately19,000 rentable square feet are written on a modified net basis, and leases of approximately 28,000 rentable square feet are written on a modified gross basis.

(9)
For this property, leases of approximately 15,000 rentable square feet are written on a full service gross basis, leases of approximately 42,000 rentable square feet are written on a triple net basis, and leases of approximately 18,000 rentable square feet are written on a modified net basis.

(10)	For this property, a lease of approximately 15,000 rentable square feet is written on a modified gross basis, and a lease of approximately 56,000 rentable square feet is written on a triple net basis.

(11)
For these properties, leases of approximately 142,000 rentable square feet are written on a modified net basis, and a lease of approximately 37,000 rentable square feet is written on a modified gross basis.

(12)	For this property, a lease of approximately 41,000 rentable square feet is written on a modified gross basis. The remaining 11,000 rentable square feet is currently being marketed for lease.

(13)	For this property, a lease of approximately 47,000 rentable square feet is written on a modified net basis. Leases for 18,000 rentable square feet are written on a modified gross basis.

(14)	For this property, leases of approximately 30,000 rentable square feet are written on a modified gross basis.

(15)	For this property, a lease of approximately 70,000 rentable square feet is written on a modified net basis, and a lease of approximately 15,000 rentable square feet is written on a triple net basis.

(16)	For this property, leases of approximately 84,000 rentable square feet are written on a modified gross basis, and a lease of approximately 17,000 rentable square feet is written on a gross basis.

(17)	For this property, leases of approximately 76,000 rentable square feet are written on a modified net basis.

(18)	For this property, leases of approximately 123,000 rentable square feet are written on a modified net basis. Leases for 47,000 rentable square feet are written on a modified gross basis.

(19)	For this property, leases of approximately 230,000 rentable square feet are written on a direct expense stop basis. Leases for 21,000 rentable square feet are written on a full service gross basis.

In Process Redevelopment Properties

As of December 31, 2011, we had the following in-process office redevelopment properties.

	Construction Period
Project	Start Date	Estimated Compl. Date	Estimated Stabilization Date (1)	Estimated Rentable Square Feet	% Leased

2260 E. Imperial Highway El Segundo, California (2)	3Q 2010	4Q 2012	4Q 2012	299,000	100%
3880 Kilroy Airport Way Long Beach, California (3)	3Q 2011	2Q 2012	2Q 2013	98,000	50%
5010 Wateridge Vista Drive Sorrento Mesa, California (4)	3Q 2011	3Q 2012	3Q 2012	111,000	100%
370 Third St. San Francisco, California (5)	4Q 2011	4Q 2012	4Q 2013	410,000	37%
				918,000	67%
_______________________

(1)	Based on management's estimation of the earlier of stabilized occupancy (95%) or one year from the date of substantial completion.

(2)	The tenant is obligated to begin paying cash rent in December 2012, however, completion of tenant improvements and physical occupancy may occur in phases.

(3)
The redevelopment will occur in two phases and the existing tenant will occupy approximately 50% during both redevelopment phases. Capitalized carry costs will be prorated based on occupancy during redevelopment.

(4)	The redevelopment project includes one of our undeveloped land parcels, Sorrento Gateway Lot 7.

(5)
This building was acquired in December 2011 and is subject to a ground lease. Approximately 9% of the project is currently leased and occupied by an existing tenant and will not be redeveloped. Costs will be capitalized on the approximately 91% of the project that is being redeveloped.

Future Development Pipeline and Other Land Holdings
The following tables set forth certain information relating to our undeveloped land pipeline and our other land holdings as of December 31, 2011.

Future Development Pipeline
Project	Submarket	Gross Site Acreage
SAN DIEGO, CALIFORNIA
Carlsbad Oaks—Lots 4, 5, 7 & 8	Carlsbad	32.0
Pacific Corporate Center—Lot 8	Sorrento Mesa	5.0
Rancho Bernardo Corporate Center	I-15 Corridor	21.0
One Paseo	Del Mar	23.0
Santa Fe Summit—Phase II and III	56 Corridor	21.8
Sorrento Gateway—Lot 2	Sorrento Mesa	6.3
Subtotal		109.1
GREATER SEATTLE, WASHINGTON
Plaza at Yarrow Bay - Building 5	Kirkland	1.1
Total		110.2

Other Land Holdings
Project	Submarket	Gross Site Acreage
IRVINE, CALIFORNIA
17150 Von Karman (1)	Irvine	8.5

______________________

(1)
During the fourth quarter of 2011, we completed demolition of the industrial building at this site to prepare for the possible sale of the land since we successfully obtained entitlements to reposition this site for residential use. The ultimate decision to sell this site and the timing of any potential future sale will depend upon market conditions and other factors.

Properties Held for Sale
As of December 31, 2011, the following properties were classified as held for sale.

Property	Property Type	Number of Buildings	Rentable Square Feet
15004 Innovation Drive, San Diego, CA (1)	Office	1	150,801
10243 Genetic Center Drive, San Diego, CA (1)	Office	1	102,875
_______________

(1)	On January 30, 2012, we sold these two buildings to an unaffiliated third party for a net sales price of $146.1 million.

Significant Tenants
The following table sets forth information about our fifteen largest tenants based upon annualized base rental revenues, as defined below, as of December 31, 2011.

Tenant Name	Product Type	Annualized Base Rental Revenue(1)	Percentage of Total Annualized Base Rental Revenue(1)	Lease Expiration Date
		(in thousands)
Intuit, Inc.	Office	$15,126	4.5%	Various(2)
Bridgepoint Education, Inc.	Office	15,099	4.5	Various(3)
DIRECTV, Inc. (4)	Office	11,378	3.4	September 2027
Delta Dental of California	Office	10,276	3.1	May 2015
CareFusion Corporation (5)	Office	10,087	3.0	Various(6)
AMN Healthcare, Inc.	Office	8,192	2.5	July 2018
Wells Fargo (5)	Office	6,850	2.1	Various(7)
Hewlett-Packard Company	Office	6,187	1.9	Various(8)
Fish & Richardson P.C.	Office	6,071	1.8	October 2018
Scripps Health	Office	5,199	1.6	June 2021
BP Biofuels	Office	5,128	1.5	Various(9)
Epson America, Inc.	Office	4,915	1.5	October 2019
Avnet, Inc.	Office	4,163	1.2	Various(10)
Scan Health Plan (5)	Office	4,075	1.2	Various(11)
Mitchell International, Inc.	Office	3,775	1.1	October 2025
Total		$116,521	34.9%
_______________________________________

(1)
Represents annualized contractual base rent calculated on a straight-line basis in accordance with GAAP, excluding the above/below market rent amortization and expense reimbursement revenue, for leases which rental revenue is being recognized by us as of December 31, 2011.

(2)	The Intuit Inc. leases, which contribute $1.6 million and $13.5 million of annualized base rental revenues, expire in August 2012 and August 2017, respectively.

(3)
The Bridgepoint Education Inc. leases, which contribute $1.0 million, $6.3 million, and $7.8 million of annualized base rental revenues, expire in February 2017, July 2018, and September 2018, respectively.

(4)
In November 2011, we executed a new lease with DIRECTV, Inc. ("DIRECTV") for approximately 299,000 rentable square feet at 2260 E. Imperial Highway in Los Angeles, CA. This lease will increase our annualized base rental revenues and percentage of total annualized base rental revenues from DIRECTV to approximately $22.2 million and 6.5%, respectively, and is expected to commence in the fourth quarter of 2012. DIRECTV is expected to become our largest tenant upon commencement of this lease.

(5)	We have entered into leases with various affiliates of the tenant listed above.

(6)	The CareFusion Corporation leases, which contribute $0.8 million and $9.3 million of annualized base rental revenues, expire in February 2012 and August 2017, respectively.

(7)
The Wells Fargo leases, which contribute $0.1 million, $1.5 million, $1.0 million, $0.4 million, $0.4 million, $1.9 million, $0.7 million, $0.1 million, and $0.7 million of annualized rental revenues, expire in February 2013, September 2013, November 2014, August 2015, July 2016, September 2017, January 2019, February 2019, and May 2019, respectively.

(8)	The Hewlett-Packard Company leases, which contribute $4.3 million and $1.9 million of annualized base rental revenues, expire in April 2012 and July 2015, respectively.

(9)	The BP Biofuels leases, which contribute $2.9 million and $2.3 million of annualized base rental revenues, expire in November 2015 and March 2017, respectively.

(10)	The Avnet, Inc. leases, which contribute $3.8 million and $0.4 million of annualized base rental revenues, expire in February 2013 and January 2018, respectively.

(11)	The Scan Heath Plan leases, which contribute $0.4 million and $3.6 million of annualized base rental revenues, expire in February 2012 and June 2015, respectively.

 The following pie chart sets forth the composition of our tenant base by industry based on Standard Industrial Classifications as of December 31, 2011.

Lease Expirations
The following table sets forth a summary of our lease expirations for the Office Properties and Industrial Properties for each of the next ten years beginning with 2012, assuming that none of the tenants exercise renewal options or termination rights. See further discussion of our lease expirations under “Item 1A: Risk Factors”.
Lease Expirations (1)

Year of Lease Expiration	# of Expiring Leases	Total Square Feet	% of Total Leased Square Feet	Annualized Base Rent (000’s)(2)	% of Total Annualized Base Rent(2)	Annualized Rent per Square Foot (2)
Office Properties:
2012	77	789,870	5.8%	$22,499	6.7%	$28.48
2013	92	1,147,504	8.5%	32,760	9.8%	28.55
2014	82	1,072,876	7.9%	29,197	8.8%	27.21
2015	123	1,967,110	14.5%	59,849	17.9%	30.42
2016	58	671,864	5.0%	16,863	5.0%	25.10
2017	57	1,582,686	11.7%	47,105	14.1%	29.76
2018	18	835,325	6.2%	35,437	10.6%	42.42
2019	20	598,685	4.4%	20,642	6.2%	34.48
2020	14	577,993	4.3%	16,588	4.9%	28.70
2021	9	322,396	2.4%	11,510	3.3%	35.70
2022 and beyond	11	569,201	4.2%	18,596	5.6%	32.67
	561	10,135,510	74.9%	$311,046	92.9%	$30.69

Year of Lease Expiration	# of Expiring Leases	Total Square Feet	% of Total Leased Square Feet	Annualized Base Rent (000’s)(2)	% of Total Annualized Base Rent(2)	Annualized Rent per Square Foot (2)
Industrial Properties:
2012	8	318,738	2.4%	$2,212	0.7%	$6.94
2013	10	665,357	4.9%	4,857	1.4%	7.30
2014	20	610,642	4.5%	4,828	1.4%	7.91
2015	11	655,351	4.9%	4,314	1.3%	6.58
2016	5	139,845	1.0%	823	0.3%	5.89
2017	4	149,482	1.1%	888	0.3%	5.94
2018	3	186,878	1.3%	1,189	0.4%	6.36
2019	3	196,910	1.5%	1,664	0.5%	8.45
2020	1	50,842	0.3%	577	0.2%	11.35
2021	3	371,633	2.7%	1,681	0.5%	4.52
2022 and beyond	1	67,500	0.5%	358	0.1%	5.30
	69	3,413,178	25.1%	$23,391	7.1%	$6.85
Total Portfolio	630	13,548,688	100.0%	$334,437	100.0%	$24.68
_______________________

(1)
The information presented reflects leasing activity through December 31, 2011. For leases that have been renewed early or space that has been re-leased to a new tenant, the expiration date and annualized base rent information presented takes into consideration the renewed or re-leased lease terms. Excludes space leased under month-to-month leases and vacant space as of December 31, 2011.

(2)
Reflects annualized contractual base rent calculated on a straight-line basis in accordance with GAAP, excluding the amortization of deferred revenue related to tenant-funded tenant improvements, lease incentive amortization, above/below market rent amortizat ion, and expense reimbursement revenue.  Additionally, the underlying leases contain various expense structures including full service gross, modified gross and triple net.

Secured Debt
As of December 31, 2011, the Operating Partnership had six outstanding mortgage notes payable, which were secured by certain of our properties. Our secured debt represents an aggregate indebtedness of approximately $351.0 million. See additional information regarding our secured debt in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources—Liquidity Sources,” Notes 6 and 7 to our consolidated financial statements, and Schedule III—Real Estate and Accumulated Depreciation included with this report. Management believes that, as of December 31, 2011, the value of the properties securing the applicable secured obligations in each case exceeded the principal amount of the outstanding obligation.

ITEM 3.	LEGAL PROCEEDINGS
We and our properties are subject to routine litigation incidental to our business. As of December 31, 2011, we are not a defendant in, and our properties are not subject to, any legal proceedings that we believe, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations, or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5.	MARKET FOR KILROY REALTY CORPORATION'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company's common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “KRC.” As of the date this report was filed, there were approximately 99 registered holders of the Company's common stock. The following table illustrates the high, low, and closing prices by quarter, as well as dividends declared, during 2011 and 2010 as reported on the NYSE.

2011	High	Low	Close	Per Share Common Stock Dividends Declared
First quarter	$39.24	$36.61	$38.83	$0.3500
Second quarter	41.94	38.04	39.49	0.3500
Third quarter	41.58	30.01	31.30	0.3500
Fourth quarter	38.57	29.25	38.07	0.3500
2010	High	Low	Close	Per Share Common Stock Dividends Declared
First quarter	$32.60	$26.75	$30.84	$0.3500
Second quarter	36.72	29.73	29.73	0.3500
Third quarter	34.39	27.54	33.14	0.3500
Fourth quarter	36.72	32.64	36.47	0.3500
The Company pays distributions to common stockholders quarterly each January, April, July, and October at the discretion of the board of directors. Distribution amounts depend on our FFO, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code, and such other factors as the board of directors deems relevant.

MARKET FOR KILROY REALTY , L.P.'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
There is no established public trading market for the Operating Partnership’s partnership units. As of the date this report was filed, there were 16 holders of record of our common limited partnership units (including the Company’s general partnership interest).
The following table reports the distributions per common limited partnership unit declared during the years ended December 31, 2011 and 2010.

2011	Per Unit Common Unit Distribution Declared
First quarter	$0.3500
Second quarter	0.3500
Third quarter	0.3500
Fourth quarter	0.3500
2010	Per Unit Common Unit Distribution Declared
First quarter	$0.3500
Second quarter	0.3500
Third quarter	0.3500
Fourth quarter	0.3500
During 2011, the operating partnership redeemed 5,000 common limited partnership units for the same number of shares of the Company’s common stock. During 2010, the operating partnership did not redeem any common limited partnership units for shares of the Company's common stock.

PERFORMANCE GRAPH
The following line graph compares the change in cumulative stockholder return on shares of the Company's common stock to the cumulative total return of the NAREIT All Equity REIT Index, the Standard & Poor’s 500 Stock Index, and the SNL REIT Office Index for the five-year period ended December 31, 2011. We include an additional index, the SNL REIT Office Index, to the performance graph since management believes it provides additional information to investors about our performance relative to a more specific peer group. The SNL REIT Office Index is a published and widely recognized index that comprises 22 office equity REITs, including us. The graph assumes the investment of $100 in us and each of the indices on December 31, 2006 and, as required by the SEC, the reinvestment of all distributions. The return shown on the graph is not necessarily indicative of future performance.

Total Return Performance
Index Value
120
100
80
60
40
20
12/31/06
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
Kilroy Realty Corporation
SNL REIT Office
NAREIT All Equity REIT Index
S&P 500

ITEM 6.

ITEM 6.	SELECTED FINANCIAL DATA - KILROY REALTY CORPORATION

The following tables set forth selected consolidated financial and operating data on an historical basis for the Company.  The following data should be read in conjunction with our financial statements and notes thereto and “Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations” included below in this report.

The consolidated balance sheet data as of December 31, 2011and 2010 and the consolidated statement of operations data for the years ended December 31, 2011, 2010 and 2009 have been derived from the historical consolidated financial statements of Kilroy Realty Corporation audited by Deloitte & Touche LLP, an independent registered public accounting firm.  The consolidated balance sheet data as of December 31, 2009, 2008 and 2007 and the consolidated statement of operations data for the years ended December 31, 2008 and 2007 have been derived from the historical consolidated financial statements of Kilroy Realty Corporation and adjusted for the impact of subsequent accounting changes requiring retrospective application, if any.
Kilroy Realty Corporation Consolidated
(in thousands, except share, per share, square footage and occupancy data)

	Year Ended December 31,
	2011	2010	2009	2008	2007
Statements of Operations Data:
Total revenues from continuing operations	$367,131	$287,396	$264,804	$279,942	$249,006
Income from continuing operations	5,059	10,302	28,032	40,972	39,496
Income from discontinued operations	62,430	9,584	9,983	5,939	83,821
Net income available to common stockholders	50,819	4,512	21,794	29,829	101,164
Per-Share Data:
Weighted average common shares outstanding-basic	56,717,121	49,497,487	38,705,101	32,466,591	32,379,997
Weighted average common shares outstanding-diluted	56,717,121	49,497,487	38,732,126	32,540,872	32,408,966
(Loss) income from continuing operations available to common stockholders per common share-basic	$(0.20)	$(0.12)	$0.28	$0.74	$0.67
(Loss) income from continuing operations available to common stockholders per common share-diluted	$(0.20)	$(0.12)	$0.28	$0.74	$0.67
Net income available to common stockholders per share-basic	$0.87	$0.07	$0.53	$0.91	$3.09
Net income available to common stockholders per share-diluted	$0.87	$0.07	$0.53	$0.91	$3.09
Dividends declared per common share	$1.40	$1.40	$1.63	$2.32	$2.22

	December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Total real estate held for investment, before accumulated depreciation and amortization	$3,798,690	$3,216,871	$2,520,083	$2,475,596	$2,370,004
Total assets	3,446,795	2,816,565	2,084,281	2,102,918	2,069,810
Total debt	1,821,286	1,427,776	972,016	1,142,348	1,072,659
Total noncontrolling interest - preferred units(1)	73,638	73,638	73,638	73,638	73,638
Total preferred stock	121,582	121,582	121,582	121,582	121,582
Total equity(2)	1,327,482	1,117,730	883,838	714,886	767,034
Other Data:
Funds From Operations(3)	$136,173	$106,639	$107,159	$113,972	$107,324
Cash flows provided by (used in):
Operating activities	138,256	119,827	124,965	144,481	147,500
Investing activities	(634,283)	(701,774)	(50,474)	(93,825)	(244,802)
Financing activities	485,964	586,904	(74,161)	(52,835)	97,086
Property Data:
Office Properties:
Rentable square footage	11,421,112	10,395,208	8,708,466	8,650,126	8,088,769
Occupancy	90.1%	87.5%	80.6%	86.2%	93.7%
Industrial Properties:
Rentable square footage	3,413,354	3,602,896	3,654,463	3,718,663	3,869,969
Occupancy	100.0%	93.9%	88.2%	96.3%	94.7%
_______________________

(1)	Represents the redemption value, less issuance costs of our issued and outstanding 1,500,000 Series A Preferred Units.

(2)	Includes the noncontrolling interest of the common units of the Operating Partnership.

(3)
We calculate FFO in accordance with the White Paper on FFO approved by the Board of Governors of NAREIT. The White Paper defines FFO as net income or loss calculated in accordance with GAAP, excluding extraordinary items, as defined by GAAP, gains and losses from sales of depreciable real estate and impairment write-downs associated with depreciable real estate, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures.

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

Noncash adjustments to arrive at FFO were as follows: noncontrolling interest in earnings of the Operating Partnership, depreciation and amortization of real estate assets, and net gain (loss) from dispositions of operating properties. For additional information, see "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations -Non-GAAP Supplemental Financial Measure: Funds From Operations” including a reconciliation of our GAAP net income available for common stockholders to FFO for the periods presented.

SELECTED FINANCIAL DATA - KILROY REALTY, L.P.

The following tables set forth selected consolidated financial and operating data on an historical basis for the Operating Partnership. The following data should be read in conjunction with our financial statements and notes thereto and “Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations” included below in this report.

The consolidated balance sheet data as of December 31, 2011and 2010 and the consolidated statement of operations data for the years ended December 31, 2011, 2010 and 2009 have been derived from the historical consolidated financial statements of Kilroy Realty, L.P. audited by Deloitte & Touche LLP, an independent registered public accounting firm.  The consolidated balance sheet data as of December 31, 2009, 2008 and 2007 and the consolidated statement of operations data for the years ended December 31, 2008 and 2007 have been derived from the historical consolidated financial statements of Kilroy Realty, L.P. and adjusted for the impact of subsequent accounting changes requiring retrospective application, if any.

Kilroy Realty, L.P. Consolidated
(in thousands, except unit, per unit, square footage and occupancy data)

	Year Ended December 31,
	2011	2010	2009	2008	2007
Statements of Operations Data:
Total revenues from continuing operations	$367,131	$287,396	$264,804	$279,942	$249,006
Income from continuing operations	5,059	10,302	28,032	40,972	39,496
Income from discontinued operations	62,430	9,584	9,983	5,939	83,821
Net income available to common unitholders	51,764	4,528	22,618	31,478	107,797
Per Unit Data:
Weighted average common units outstanding-basic	58,437,444	51,220,618	40,436,196	34,531,779	34,615,769
Weighted average common units outstanding-diluted	58,437,444	51,220,618	40,463,221	34,606,060	34,644,738
(Loss) income from continuing operations available to common unitholders per common unit-basic	$(0.20)	$(0.12)	$0.28	$0.73	$0.66
(Loss) income from continuing operations available to common unitholders per common unit-diluted	$(0.20)	$(0.12)	$0.28	$0.73	$0.66
Net income available to common unitholders per unit-basic	$0.86	$0.07	$0.53	$0.90	$3.09
Net income available to common unitholders per unit-diluted	$0.86	$0.07	$0.53	$0.90	$3.09
Distributions declared per common unit	$1.40	$1.40	$1.63	$2.32	$2.22

	December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Total real estate held for investment, before accumulated depreciation and amortization	$3,798,690	$3,216,871	$2,520,083	$2,475,596	$2,370,004
Total assets	3,446,795	2,816,565	2,084,281	2,102,918	2,069,810
Total debt	1,821,286	1,427,776	972,016	1,142,348	1,072,659
Series A redeemable preferred units (1)	73,638	73,638	73,638	73,638	73,638
Total preferred capital	121,582	121,582	121,582	121,582	121,582
Total capital (2)	1,327,482	1,117,730	883,838	714,886	767,034
Other Data:
Cash flows provided by (used in):
Operating activities	138,256	119,827	124,965	144,481	147,500
Investing activities	(634,283)	(701,774)	(50,474)	(93,825)	(244,802)
Financing activities	485,964	586,904	(74,161)	(52,835)	97,086
Property Data:
Office Properties:
Rentable square footage	11,421,112	10,395,208	8,708,466	8,650,126	8,088,769
Occupancy	90.1%	87.5%	80.6%	86.2%	93.7%
Industrial Properties:
Rentable square footage	3,413,354	3,602,896	3,654,463	3,718,663	3,869,969
Occupancy	100.0%	93.9%	88.2%	96.3%	94.7%
_______________________

(1)	Represents the redemption value, less issuance costs of the Operating Partnership's issued and outstanding 1,500,000 Series A Preferred Units.

(2)	Includes the noncontrolling interests in consolidated subsidiaries.

ITEM 7.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion relates to our consolidated financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. The results of operations discussion is combined for the Company and the Operating Partnership because there are no material differences in the results of operations between the two reporting entities.
Forward-Looking Statements

Statements contained in this “Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements, including statements or information concerning projected future occupancy and rental rates, lease expirations, debt maturity, potential investments, strategies such as capital recycling, development and redevelopment activity, projected construction costs, dispositions, future executive incentive compensation, pending, potential or proposed acquisitions and other forward-looking financial data, as well as the discussion in “—Factors That May Influence Future Results of Operations”, “—Liquidity and Capital Resource of the Company”, and “—Liquidity and Capital Resources of the Operating Partnership.” Forward-looking statements can be identified by the use of words such as “believes,” “expects,” “projects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” and the negative of these words and phrases and similar expressions that do not relate to historical matters. Forward-looking statements are based on our current expectations, beliefs and assumptions, and are not guarantees of future performance. Forward-looking statements are inherently subject to uncertainties, risks, changes in circumstances, trends and factors that are difficult to predict, many of which are outside of our control. Accordingly, actual performance, results and events may vary materially from those indicated in the forward-looking statements, and you should not rely on the forward-looking statements as predictions of future performance, results or outcomes. Numerous factors could cause actual future events to differ materially from those indicated in forward-looking statements, including, among others:

•	global market and general economic conditions and their effect on our liquidity and financial conditions and those of our tenants;

•	adverse economic or real estate conditions in California and Washington including with respect to California's continuing budget deficits;

•	risks associated with investment in real estate assets which are illiquid, and trends in the real estate industry;

•	defaults on or non-renewal of leases by tenants;

•	any significant downturn in tenants' businesses;

•	the ability to re-lease property at or above current market rates;

•	costs to comply with government regulations;

•	the availability of cash for distribution and for debt service and exposure of risk of default under debt obligations;

•	significant competition, which may decrease the occupancy and rental rates of properties;

•	potential losses that may not be covered by insurance;

•	the ability to complete acquisitions and dispositions on announced terms;

•	the ability to successfully operate acquired properties;

•	the ability to successfully complete development and redevelopment properties on schedule and within budgeted amounts;

•	defaults on leases for land on which properties are located;

•	adverse changes to, or implementations of, applicable laws, regulations or legislation;

•	environmental uncertainties and risks related to natural disasters; and

•	the ability to maintain its status as a REIT.

The factors included in this report are not exhaustive and additional factors could adversely affect our business and financial performance. For a discussion of additional risk factors, see the factors included in this report under the caption “Risk Factors,” and in our other filings with the SEC. All forward-looking statements are based on currently available information and speak only as of the date of this report. We assume no obligation to update any forward-looking statement that becomes untrue because of subsequent events, new information or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws.

Company Overview
We are a self-administered REIT active in office and industrial submarkets along the West Coast. We own, develop, acquire and manage real estate assets, consisting primarily of Class A real estate properties in the coastal regions of Los Angeles, Orange County, San Diego County, greater Seattle and the San Francisco Bay Area, which we believe have strategic advantages and strong barriers to entry. We own our interests in all of our properties through the Operating Partnership and the Finance Partnership, and

conduct substantially all of our operations through the Operating Partnership. We owned a 97.2% and 96.8% general partnership interest in the Operating Partnership as of December 31, 2011 and 2010, respectively. All our properties are held in fee except for the nine office buildings which are held subject to long-term ground leases for the land (See Note 15 to our consolidated financial statements included in this report for additional information regarding our ground lease obligations).

2011 Highlights
In summary, we made significant progress on several fronts during 2011, and are well-positioned for continued long-term growth through our strong leasing performance, well timed acquisitions and redevelopment efforts, ongoing capital recycling program, and successful financing activities.
Leasing - During 2011, we executed leases on 2.6 million square feet, our highest annual leasing performance since our formation in 1997. This leasing activity included a lease signed with DIRECTV for approximately 630,000 rentable square feet, which could increase to 720,000 rentable square feet over the term of the lease. The lease includes approximately 333,000 of rentable square feet that they currently occupy and an additional building encompassing 299,000 rentable square feet that is currently under redevelopment. As a result of our successful leasing efforts, occupancy in our stabilized portfolio increased 330 basis points to 92.4% as of December 31, 2011, up from 89.1% as of December 31, 2010.
Acquisitions - We remain a disciplined buyer of office properties and continue to focus on value add opportunities in West Coast markets populated by high growth tenants in a variety of industries, including technology, media, healthcare, entertainment and services. During 2010, we acquired ten buildings, two of which were in the San Francisco Bay Area and one of which was in greater Seattle. During 2011, we continued to expand our portfolio in the San Francisco Bay Area and greater Seattle through the acquisitions of ten buildings, five in each respective region, for a total purchase price of $605.1 million. We also acquired one building in San Diego for $32.7 million. As a result of the 2011 acquisitions, our total portfolio has increased by approximately 2.0 million square feet.
Redevelopment - During 2011, we continued the redevelopment of one existing office property and commenced the redevelopment of two additional existing office properties to upgrade and modernize the buildings and adjacent common areas. The projects have a total estimated investment of approximately $117.5 million at completion, including the $37.6 million net carrying val ue of the projects at the commencement of redevelopment. Construction for all projects is currently expected to be completed in 2012 and the properties were approximately 90% pre-leased as of December 31, 2011.
In addition, in December 2011, we commenced redevelopment at one of our newly acquired properties in San Francisco that was 9% occupied upon closing. Redevelopment was commenced on the balance of the building upon acquisition and construction is currently expected to be completed in 2012. We have also pre-leased an additional 28% of space in the building. The project has a total estimated investment of approximately $147.9 million at completion.
Capital Recycling Program - We have utilized our capital recycling program to provide additional capital to fund potential acquisitions, to finance development and redevelopment expenditures, to potentially repay long-term debt and for other general corporate purposes. Our general strategy is to target the disposition of mature properties or those that have limited upside for us and redeploy some or all of the capital into acquisitions where we can add additional value to generate higher returns (see "—Factors that May Influence Future Operations" below for additional information).
Financings - In addition to obtaining funding from our capital recycling program, we successfully completed a variety of financing and capital raising activities to fund our continued growth (see "— Liquidity and Capital Resources of the Operating Partnership" below for additional information).

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

Rental Revenue Recognition
Rental revenue is our principal source of revenue. The timing of when we commence rental revenue recognition depends largely on our conclusion as to whether we are or the tenant is the owner for accounting purposes of the tenant improvements at the leased property. When we conclude that we are the owner of tenant improvements for accounting purposes, we record the cost to construct the tenant improvements as an asset, and we commence rental revenue recognition when the tenant takes possession of or controls the finished space, which is typically when such tenant improvements are substantially complete.
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
In addition, we also record the cost of certain tenant improvements paid for or reimbursed by tenants when we conclude that we are the owner of such tenant improvements using the factors discussed above. For these tenant-funded tenant improvements, we record the amount funded or reimbursed by tenants as deferred revenue, which is amortized and recognized as rental revenue over the term of the related lease beginning upon substantial completion of the leased premises. During the years ended December 31, 2011, 2010, and 2009, we recorded $4.3 million, $5.4 million, and $2.0 million, respectively, of tenant-funded tenant improvements. Leases at our development and redevelopment properties generally have higher tenant-funded tenant improvements and we expect the trend to increase if our development and redevelopment activities increase. For those periods, we also recognized $9.3 million, $9.7 million, and $9.8 million, respectively, of noncash rental revenue related to the amortization of deferred revenue recorded in connection with tenant-funded tenant improvements.
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
During the year, we accrue estimated tenant reimbursement revenue in the period in which the tenant reimbursable costs are incurred based on our best estimate of the amounts to be recovered. Throughout the year, we perform analyses to properly match tenant reimbursement revenue with reimbursable costs incurred to date. Additionally, during the fourth quarter of each year, we perform preliminary reconciliations and accrue additional tenant reimbursement revenue or refunds. Subsequent to year end, we perform final detailed reconciliations and analyses on a lease-by-lease basis and bill or refund each tenant for any cumulative annual adjustments in the first and second quarters of each year for the previous year’s activity. Our historical experience for the years ended December 31, 2011, 2010, and 2009 has been that our final reconciliation and billing process resulted in final amounts that approximated the total annual tenant reimbursement revenues recognized.
Allowances for Uncollectible Current Tenant Receivables and Deferred Rent Receivables
Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and deferred rent receivables. Current tenant receivables consist primarily of amounts due for contractual lease payments and reimbursements of common area maintenance expenses, property taxes, and other costs recoverable from tenants. Deferred rent receivables represent the amount by which the cumulative straight-line rental revenue recorded to date exceeds cash rents billed to date under the lease agreement. As of December 31, 2011 and 2010, current receivables were carried net of an allowance for uncollectible amount of $2.6 million and $2.8 million, respectively, and deferred rent receivables were carried net of an allowance for uncollectible accounts of $3.4 million and $3.8 million, respectively.
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
For the years ended December 31, 2011, 2010, and 2009, we recorded a total provision for bad debts for both current tenant receivables and deferred rent receivables of approximately 0.2%, (0.4)%, and 0.2%, respectively, of rental revenue. The negative provision for the year ended December 31, 2010 reflects the reversal of approximately $1.0 million of a provision for bad debts recorded in prior years against outstanding receivables from a former tenant due to the settlement of outstanding litigation with the former tenant in 2010. Excluding the $1.0 million reversal of the provision in 2010, our historical experience has been that actual write-offs of current tenant receivables and deferred rent receivables has approximated the provision for bad debts recorded for the years ended December 31, 2011, 2010, and 2009. In the event our estimates were not accurate and we had to change our allowances by 1% of recurring revenue, the potential impact to our net income available to common stockholders would be approximately $3.6 million, $3.0 million, and $2.8 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Operating Property Acquisitions
We record the acquired tangible and intangible assets and assumed liabilities of operating property acquisitions at fair value at the acquisition date. We assess and consider fair value based on estimated cash flow projections that utilize available market information and discount and/or capitalization rates that we deem appropriate. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The acquired assets and assumed liabilities for an operating property acquisition generally include but are not limited to: land, buildings and improvements, and identified tangible and intangible assets and liabilities associated with in-place leases, including tenant improvements, leasing costs, value of above-market and below-market operating leases and ground leases, acquired in-place lease values and tenant relationships, if any. Costs directly associated with an operating property acquisition are expensed as incurred.
The fair value of land is derived from comparable sales of land within the same submarket and/or region. The fair value of buildings and improvements, tenant improvements, and leasing costs are based upon current market replacement costs and other relevant market rate information.
The fair value of the above-market or below-market component of an acquired in-place operating lease is based upon the present value (calculated using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining non-cancellable lease term and (ii) management's estimate of the rents that would be paid using fair market rental rates and rent escalations at the date of acquisition measured over the remaining non-cancellable term of the lease for above-market operating leases and the initial non-cancellable term plus the term of any below-market fixed rate renewal options, if applicable, for below-market operating leases. The amounts recorded for above-market operating leases are included in deferred leasing costs and acquisition-related intangibles, net on the balance sheet and are amortized on a straight-line basis as a reduction of rental income over the remaining term of the applicable leases. The amounts recorded for below-market operating leases are included in deferred revenue and acquisition-related liabilities, net on the balance sheet and are amortized on a straight-line basis as an increase to rental income over the remaining term of the applicable leases plus the term of any below-market fixed rate renewal options, if applicable. Our below-market operating leases generally do not include fixed rate or below-market renewal options.
The fair value of acquired in-place leases is derived based on management's assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. This fair value is based on a variety of considerations including, but not necessarily limited to: (1) the value associated with avoiding the cost of originating the acquired in-place leases; (2) the value associated with lost revenue related to tenant reimbursable operating costs estimated to be incurred during the assumed lease-up period; and (3) the value associated with lost rental revenue from existing leases during the assumed lease-up period. Factors considered by us in performing these analyses include an estimate of the carrying costs during the expected lease-up periods, current market conditions, and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on current market demand at market rates. In estimating costs to execute similar leases, we consider leasing commissions, legal and other related expenses. The amount recorded for acquired in-place leases is included in deferred leasing costs and acquisition-related intangibles, net on the balance sheet and amortized as an increase to depreciation and amortization expense over the remaining term of the applicable leases. If a lease were to be terminated or if termination were determined to be likely prior to its contractual expiration (for example resulting from bankruptcy), amortization of the related unamortized in-place lease intangible would be accelerated.
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

•
significant change in strategy or use of a specific property or any other event that could result in a decreased holding period, including classifying a property as held for sale, or significant development delay;

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
Because of the economic and market environment, circumstances indicated that an analysis for potential impairment of certain of our properties was necessary in each of the years ended December 31, 2011, 2010, and 2009. As a result, for each property where such an indicator occurred and/or for properties within a given submarket where such an indicator occurred, we completed an impairment evaluation. After completing this process, we determined that for each of the properties evaluated, undiscounted cash flows over the holding period were in excess of carrying value and, therefore, we did not record any impairment losses for these periods. In addition, we completed an impairment evaluation for our properties held for sale and determined that for both of the held for sale properties the fair value less estimated costs to sell exceeded the net carrying amount and thus we did not record any impairment losses for our two held for sale properties.
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

Factors That May Influence Future Results of Operations
Acquisitions. During the year ended December 31, 2011, we acquired eleven office buildings in eight transactions for approximately $637.8 million, and during the year ended December 31, 2010 we acquired ten office buildings in eight transactions for approximately $697.8 million (see Note 3 to our consolidated financial statements included in this report for additional information). We generally finance our acquisitions through the assumption of existing debt, new debt and equity offerings, borrowings under our unsecured line of credit and proceeds from our capital recycling program.

As a key component of our growth strategy, we continually evaluate selected property acquisition opportunities as they arise. As a result, at any point in time we may have one or more potential acquisitions under consideration that are in varying stages of evaluation, negotiation or due diligence review, which may include potential acquisitions under contract. As of the date of this report, we were in negotiations for possible acquisitions of four properties in West Coast markets aggregating approximately 1.1 million rentable square feet for estimated purchase prices aggregating approximately $379.0 million (which includes the assumption of debt aggregating approximately $89.0 million). We cannot provide assurance that we will enter into agreements to acquire these properties. If we do enter into definitive agreements, those agreements will be subject to satisfaction of closing conditions and the acquisitions may not be completed. In the future, we may enter into agreements to acquire other properties, and those agreements typically will be subject to the satisfaction of closing conditions. We cannot provide assurance that we will enter into any agreements to acquire properties, or that the potential acquisitions contemplated by any agreements we may enter into in the future will be completed. Costs associated with acquisitions are expensed as incurred and we may be unable to complete an acquisition after making a nonrefundable deposit or incurring acquisition-related costs. In addition, acquisitions are subject to various other risks and uncertainties. During the year ended December 31, 2011, we incurred approximately $4.1 million of third-party acquisition costs.
Capital Recycling Program. As part of our current strategy, we intend to dispose of certain office and industrial assets from tine to time and then use the proceeds to fund acquisitions, to finance development and redevelopment expenditures, to repay long-term debt and for other general corporate purposes. As part of this strategy, we intend, when practical, to enter into like-kind exchanges under Section 1031 of the Code to defer some or all of the taxable gains on the sales, if any, for federal and state income tax purposes.
During the year ended December 31, 2011, we disposed of two office buildings and one industrial building in two transactions for approximately $66.1 million at a net gain of $51.6 million (see Note 19 to our consolidated financial statements included in this report for more information). On January 30, 2012, we completed the disposition of two additional buildings for approximately $146.1 million at a net gain of approximately $73.0 million. The dispositions were structured to qualify as like-kind exchanges under Section 1031 of the Code, but as of the date of this report, approximately $42.4 million of the sales proceeds have yet to be reinvested in qualifying replacement property.
As part of our capital recycling program strategy, we are currently in negotiations for the disposition of one land holding. We also continue to evaluate opportunities for the potential disposition of additional properties, including the potential sale of all or a portion of, or the sale of an equity interest in all or a portion of, our industrial properties. The timing of any potential transaction depends on market conditions and, in any event, we cannot assure you that we will dispose of this land holding or any additional properties, or that future acquisitions and/or dispositions, if any, will qualify as like-kind exchanges under Section 1031 of the Code.

Leasing Activity and Changes in Rental Rates.    The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following tables set forth certain information regarding leasing activity during the year ended December 31, 2011.

Information on Leases Commenced
For Leases that Commenced During the Year Ended December 31, 2011

	1st & 2nd Generation(1)				2nd Generation(1)
	Number of Leases(2)		Rentable Square Feet(2)		Changes in Rents(3)(5)	Changes in Cash Rents(4)(5)	Retention Rates(6)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Office Properties	72	49	712,838	709,427	7.5%	(6.2)%	60.7%	110
Industrial Properties	8	8	233,470	321,687	(17.0)%	(27.5)%	98.2%	69
Total portfolio	80	57	946,308	1,031,114	4.3%	(9.1)%	68.9%	97

Information on Leases Executed(7)
For Leases Signed During the Year Ended December 31, 2011

	1st & 2nd Generation(1)				2nd Generation(1)
	Number of Leases(2)		Rentable Square Feet(2)		Changes in Rents(3)(5)	Changes in Cash Rents(4)(5)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Office Properties	69	61	607,588	866,204	8.8%	(3.5)%	107
Industrial Properties	6	7	116,489	469,724	10.5%	(7.4)%	98
Total portfolio	75	68	724,077	1,335,928	8.9%	(4.2)%	105

_______________

(1)
First generation leasing includes space where we have made capital expenditures that result in additional revenue generated when the space is re-leased. Second generation leasing includes space where we have made capital expenditures to maintain the current market revenue stream.

(2)
Represents leasing activity for leases that commenced or signed during the period shown, including first and second generation space, net of month-to-month leases. Excludes leasing on new construction.

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

(5)
Excludes commenced and executed leases of approximately 766,000 and 621,900 rentable square feet, respectively, for which the space was vacant longer than one year or we are leasing the space for the first time. Space vacant for more than one year is excluded from our change in rents calculations to provide a meaningful market comparison.

(6)	Calculated as the percentage of space either renewed or expanded into by existing tenants or subtenants at lease expiration.

(7)
During the year, 12 leases totaling approximately 176,000 rentable square feet were signed but not commenced as of December 31, 2011. Additionally, during the year, leases totaling approximately 524,200 rentable square feet executed on redevelopment properties are not reflected in the table.

As of December 31, 2011, we believe that the weighted average cash rental rates for our overall portfolio, including recently acquired properties, are approximately 5% to 10% above the current average market rental rates, although individual properties within any particular submarket presently may be leased either above, below, or at the current market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our portfolio.
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
Scheduled Lease Expirations.  In addition to the 1.1 million rentable square feet, or 7.6%, of currently available space in our stabilized portfolio, leases representing approximately 8.2% and 13.4% of the occupied square footage of our stabilized portfolio are scheduled to expire in 2012 and 2013, respectively. The leases scheduled to expire in 2012 and 2013 represent approximately

1.9 million rentable square feet of office space, or 16.5% of our total annualized base rental revenue, and 1.0 million rentable square feet of industrial space, or 2.1% of our total annualized base rental revenue, respectively. We believe that the weighted average cash rental rates are approximately 10% to 15% above the current average quoted market rates for leases scheduled to expire during 2012, although individual properties within any particular submarket presently may be leased either above, below, or at the current quoted market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our overall portfolio. Our ability to re-lease available space depends upon both general market conditions and the market conditions in the specific regions in which individual properties are located.
Development and Redevelopment Programs. We believe that a portion of our long-term future potential growth will continue to come from our development pipeline and redevelopment opportunities both within our existing portfolio and at potential acquisition properties. Redevelopment opportunities are those projects in which we spend significant development and construction costs on existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. As of December 31, 2011, we had four redevelopment projects under construction (see "Item 2: Properties — In Process Redevelopment Properties" for additional information).
During the year ended December 31, 2010 we commenced the redevelopment of one of our buildings in the El Segundo submarket of Los Angeles County which encompasses approximately 299,000 rentable square feet. We are currently upgrading and modernizing the building and adjacent common areas since it was previously occupied by a former tenant for more than 25 years. The redevelopment project has a total estimated investment of approximately $59.2 million at completion, including the $9.1 million net carrying value of the project at the commencement of redevelopment. Construction is currently expected to be completed in the fourth quarter of 2012. The building is 100% pre-leased to DIRECTV. Upon commencement of the lease for the 299,000 rentable square feet at this building, we project that DIRECTV will become our largest tenant based on annualized base rental revenue (see "Item 2: Properties — Significant Tenants" for additional information).
In the third quarter of 2011, we commenced the redevelopment of two of our existing office properties to upgrade and modernize the buildings and adjacent common areas. One office property is located in the Long Beach submarket of Los Angeles and encompasses approximately 98,000 rentable square feet. The redevelopment will occur in two phases and the existing tenant will occupy approximately 50% of the property during both redevelopment phases. The redevelopment project has a total estimated investment of approximately $19.6 million at completion, including the $6.3 million net carrying value of the project at the commencement of redevelopment. Construction is currently expected to be completed in the second quarter of 2012.
The second office redevelopment property is located in the Sorrento Mesa submarket of San Diego and encompasses approximately 111,000 rentable square feet. The property is 100% pre-leased to a single tenant. As part of the redevelopment, we are incorporating one of our undeveloped land parcels. The redevelopment project has a total estimated investment of approximately $38.7 million at completion, including the $22.2 million net carrying value of the project at the commencement of redevelopment.

Construction is currently expected to be completed in the third quarter of 2012.
In the fourth quarter of 2011, we commenced redevelopment on one of our acquired properties located in the South of Market
District submarket of San Francisco, which encompasses approximately 410,000 rentable square feet. The redevelopment project has a total estimated investment of approximately $147.9 million at completion, including the $88.5 million net carrying value of the project at the commencement of redevelopment. Construction is currently expected to be completed in the fourth quarter of 2012. The building is currently 9% occupied and upon acquisition, we pre-leased an additional 28% by executing an 11-year lease for 70,000 square feet that is set to commence after the completion of construction. As of December 31, 2011, the building is approximately 37% leased.
In recent periods we have delayed the timing and reduced the scope of our development program, which impacts the average development and redevelopment asset balances qualifying for interest and other carry cost capitalization. During the year ended December 31, 2011, we did not capitalize interest on six of our seven development pipeline properties with an aggregate investment of approximately $148.1 million, as it was determined these projects did not qualify for interest and other carry cost capitalization under GAAP. As of December 31, 2011, our development pipeline included 110.2 gross acres of land with an aggregate investment of approximately $270.3 million. While in recent periods we have delayed the timing and reduced the scope of our development program activity as a result of economic conditions in our submarkets, we continue to proactively evaluate development and redevelopment opportunities throughout the West Coast. In addition, we plan to continue to focus on enhancing the entitlements for our existing development land pipeline, and performing additional activities to prepare for the time when development will again be economically attractive.
We also plan to continue to evaluate other redevelopment opportunities within our property portfolio.
Incentive Compensation.    Our Executive Compensation Committee determines compensation, including equity and cash incentive programs, for our executive officers in accordance with the terms and conditions of applicable agreements and incentive award programs. Incentive compensation for our executive officers for 2011 and 2012 was structured to allow the Executive Compensation Committee to evaluate a variety of key factors and metrics at the end of the year and make a determination of incentive compensation for executive officers based on the Company's and management's overall performance. The programs approved by the Executive Compensation Committee have historically provided for equity and cash compensation to be earned by our executive officers based on the attainment of certain performance measures, including total shareholder return, financial, operating, development and other metrics. As a result, accrued incentive compensation and compensation expense for future incentive compensation awards could be affected by our operating and development performance, financial results, total shareholder return, market conditions and other performance conditions. Consequently, we cannot predict the amounts that will be recorded in future periods related to such incentive compensation.

Share-Based Compensation.    As of December 31, 2011, there was $4.3 million of total unrecognized compensation cost related to outstanding nonvested shares of restricted common stock and nonvested RSUs issued under share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.8 years. Additional unrecognized compensation cost of $6.4 million related to 59,938 shares of restricted common stock and 92,795 nonvested RSUs issued under share-based compensation arrangements subsequent to December 31, 2011 is expected to be recognized over a weighted-average period of 5.0 years. The Executive Compensation Committee is also currently evaluating a long-term incentive stock option program for approximately 20 key members of our senior management team, including our executive officers, which would provide for 10-year stock options that would vest over a five-year period. We presently expect this program to be implemented in 2012. Our Executive Compensation Committee is also evaluating alternatives to restructure employment agreements with our executive management team to revise certain provisions that were market at the time of our initial public offering in 1997. The revisions are expected to include long-term restricted stock awards that would be earned based on a combination of time vesting and the satisfaction of performance-based criteria. Share-based compensation expense for potential future awards could be affected by our operating and development performance, financial results, total shareholder return, and market conditions. Consequently, we cannot predict the amounts that will be recorded in future periods for such share-based awards. See Note 12 to our consolidated financial statements for additional information regarding our share-based incentive compensation plan.

Stabilized Portfolio Information
The following table reconciles the changes in the rentable square feet in our stabilized portfolio of operating properties from December 31, 2010 to December 31, 2011:

	Office Properties		Industrial Properties		Total
	Number of Buildings	Rentable Square Feet	Number of Buildings	Rentable Square Feet	Number of Buildings	Rentable Square Feet
Total as of December 31, 2010	100	10,395,208	40	3,602,896	140	13,998,104
Acquisitions (1)	10	1,568,945			10	1,568,945
Property moved to the redevelopment portfolio	(2)	(209,561)			(2)	(209,561)
Dispositions	(2)	(90,558)	(1)	(192,053)	(3)	(282,611)
Properties held for sale	(2)	(253,676)			(2)	(253,676)
Remeasurement		10,754		2,511		13,265
Total as of December 31, 2011	104	11,421,112	39	3,413,354	143	14,834,466
_______________________

(1)	Excludes 370 3rd Street in San Francisco, California, which was added to our redevelopment portfolio upon acquisition.

Occupancy Information
The following table sets forth certain information regarding our stabilized portfolio:
Stabilized Portfolio Occupancy

Region	Number of Buildings	Square Feet Total	Occupancy at (1)
			12/31/2011	12/31/2010	12/31/2009
Office Properties:
Los Angeles and Ventura Counties	28	2,981,473	83.5%	89.3%	88.8%
San Diego County	59	5,181,720	92.5	86.4	76.8
Orange County	5	540,656	93.4	93.1	49.8
San Francisco Bay Area	6	1,826,766	93.3	84.3	—
Greater Seattle	6	890,497	89.9	100.0	—
	104	11,421,112	90.1	87.5	80.6
Industrial Properties:
Los Angeles County	—	—	—	100.0	100.0
Orange County	39	3,413,354	100.0	93.5	87.6
	39	3,413,354	100.0	93.9	88.2
Total Stabilized Portfolio	143	14,834,466	92.4%	89.1%	82.8%

	Average Occupancy
	Stabilized Portfolio (1)		Core Portfolio (2)
	2011	2010	2011	2	2010
Office Properties	89.4%	84.2%	89.7%		86.1%
Industrial Properties	97.5%	87.3%	97.3%		86.4%
Total	91.3%	85.1%	92.0%		86.2%
 ______________

(1)	Occupancy percentages reported are based on our stabilized portfolio for the period presented.

(2)	Occupancy percentages reported are based on Office Properties and Industrial Properties owned and stabilized at January 1, 2010 and still owned and stabilized as of December 31, 2011.

 As of December 31, 2011, the Office Properties and Industrial Properties represented approximately 93.0% and 7.0%, respectively, of our total annualized base rental revenue. During the year ended December 31, 2011, the Office Properties and

Industrial Properties represented approximately 92.7% and 7.3%, respectively, of our total Net Operating Income, as defined.
Current Regional Information

Although real estate fundamentals continue to be challenging in many of our regional submarkets, we have started to see a general increase in occupancy across our portfolio, and we have generally seen a modest decrease in vacancy rates across many of our regional submarkets as well as a stabilization in rental rates and lease concession packages.
Los Angeles and Ventura Counties.    Our Los Angeles and Ventura Counties stabilized office portfolio of 3.0 million rentable square feet was 83.5% occupied with approximately 491,300 available rentable square feet as of December 31, 2011 compared to 89.3% occupied with approximately 328,800 available rentable square feet as of December 31, 2010. The decrease in occupancy is primarily attributable to 205,000 of rentable square feet related to a lease with one tenant in buildings along the 101-Corridor in Ventura County. The tenant vacated the properties upon expiration of the lease.

As of December 31, 2011, an aggregate of approximately 178,900 and 360,200 rentable square feet are scheduled to expire in this region during 2012 and 2013, respectively. The aggregate rentable square feet under the leases scheduled to expire in this region during 2012 and 2013 represents approximately 4.0% of our occupied rentable square feet and 4.5% of our annualized base rental revenues in our total stabilized portfolio. As of December 31, 2011, we have leased approximately 122,200 rentable square feet in this region that was vacant at December 31, 2011. The new leases are scheduled to commence at various dates during the first and second quarters of 2012.
San Diego County.    Our San Diego stabilized office portfolio of 5.2 million rentable square feet was 92.5% occupied with approximately 391,100 available rentable square feet as of December 31, 2011 compared to 86.4% occupied with approximately 744,300 available rentable square feet as of December 31, 2010. The increase in occupancy is primarily attributable to two properties representing 214,200 rentable square feet that were vacant at December 31, 2010, but were removed from the stabilized portfolio during 2011. One of the properties was moved to the redevelopment portfolio and the other property was held for sale as of December 31, 2011.

As of December 31, 2011, leases representing an aggregate of approximately 469,700 and 313,400 rentable square feet are scheduled to expire during 2012 and 2013, respectively, in this region. The aggregate rentable square feet under leases scheduled to expire in this region in 2012 and 2013 represents approximately 5.8% of our occupied rentable square feet and 5.9% of our annualized base rental revenues in our total stabilized portfolio.
Orange County.    As of December 31, 2011, our Orange County stabilized industrial portfolio of approximately 3.4 million rentable square feet was 100.0% occupied compared to 93.5% occupied with approximately 220,100 available rentable square feet as of December 31, 2010.

Our Orange County stabilized office portfolio of approximately 540,700 rentable square feet was 93.4% occupied with approximately 35,500 available rentable square feet as of December 31, 2011 compared to 93.1% occupied with approximately 37,300 available rentable square feet as of December 31, 2010.

As of December 31, 2011, leases representing an aggregate of approximately 341,400 and 724,100 rentable square feet are scheduled to expire during 2012 and 2013, respectively, in this region. The aggregate rentable square feet under leases scheduled to expire in 2012 and 2013 represents approximately 7.8% of our occupied rentable square feet and 2.8% of our annualized base rental revenues in our total stabilized portfolio. Of the 1,065,500 rentable square feet scheduled to expire in 2012 and 2013, approximately 984,100 rentable square feet is industrial space.

San Francisco Bay Area. As of December 31, 2011, our San Francisco Bay Area stabilized office portfolio of 1.8 million rentable square feet was 93.3% occupied with approximately 121,900 available rentable square feet compared to 84.3% occupied with approximately 188,900 available rentable square feet as of December 31, 2010. The increase in occupancy is primarily attributable to nine leases encompassing approximately 222,700 rentable square feet that commenced during 2011.  Additionally, during the year ended December 31, 2011, four of the buildings we acquired in the San Francisco Bay Area encompassing approximately 626,200 rentable square feet were added to the stabilized portfolio.  These four buildings were added to our stabilized office portfolio upon acquisition and were approximately 88.5% occupied as of December 31, 2011.
As of December 31, 2011, leases representing an aggregate of approximately 90,000 and 273,700 rentable square feet are scheduled to expire during 2012 and 2013, respectively. The aggregate rentable square feet under leases scheduled to expire in this region during 2012 and 2013 represents approximately 2.7% of our occupied rentable square feet and 4.0% of our annualized base rental revenues in our total stabilized portfolio. As of December 31, 2011, we have leased approximately 45,000 rentable square feet in this region that was vacant at December 31, 2011. The new leases are scheduled to commence at various dates during the first and second quarters of 2012.

Greater Seattle. As of December 31, 2011, our Greater Seattle stabilized office portfolio of 0.9 million rentable square feet was 89.9% occupied with approximately 90,300 available rentable square feet as of December 31, 2011 compared to being 100.0% occupied as of December 31, 2010. The decrease in occupancy is primarily attributable to the acquisitions of five office buildings encompassing approximately 768,400 rentable square feet during the year ended December 31, 2011 that were 88.3% occupied at December 31, 2011.
As of December 31, 2011, leases representing an aggregate of approximately 28,700 and 141,300 rentable square feet are scheduled to expire during 2012 and 2013, respectively. The aggregate rentable square feet under leases scheduled to expire in this region during 2012 and 2013 represents approximately 1.2% of our occupied rentable square feet and 1.4% of our annualized base rental revenues in our total stabilized portfolio.

Results of Operations
Management internally evaluates the operating performance and financial results of our portfolio based on Net Operating Income for the consolidated portfolio. We define “Net Operating Income (Loss)” as operating revenues (rental income, tenant reimbursements, and other property income) less operating expenses (property expenses, real estate taxes, provision for bad debts, and ground leases). The Net Operating Income information presented within this Management's Discussion and Analysis of Financial Condition and Results of Operations is the same Net Operating Income information disclosed in our segment information in Note 18 to our consolidated financial statements.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
The following table reconciles our Net Operating Income, as defined to our net income for the years ended December 31, 2011 and 2010.

	Year Ended December 31,		Dollar Change	Percentage Change
	2011	2010
	($ in thousands)
Net Operating Income, as defined	$259,318	$203,665	$55,653	27.3%
Unallocated (expense) income:
General and administrative expenses	(28,148)	(27,963)	(185)	0.7
Acquisition-related expenses	(4,053)	(2,248)	(1,805)	80.3
Depreciation and amortization	(133,220)	(99,611)	(33,609)	33.7
Interest income and other net investment gains	571	964	(393)	(40.8)
Interest expense	(89,409)	(59,941)	(29,468)	49.2
Loss on early extinguishment of debt	—	(4,564)	4,564	100.0
Income from continuing operations	5,059	10,302	(5,243)	(50.9)%
Income from discontinued operations	10,843	8,635	2,208	25.6%
Net gain on dispositions of discontinued operations	51,587	949	50,638	5,335.9%
Net income	$67,489	$19,886	$47,603	239.4%

The following tables summarize the Net Operating Income (Loss), as defined, for our total portfolio for the years ended December 31, 2011 and 2010.

	2011				2010
	Core Portfolio(1)	Acquisitions Portfolio(2)	Other	Total Portfolio	Core Portfolio(1)	Acquisitions Portfolio(2)	Other	Total Portfolio
	(in thousands)				(in thousands)
Operating revenues:
Rental income	$236,434	$94,520	$1,535	$332,489	$227,561	$28,901	$5,072	$261,534
Tenant reimbursements	20,466	7,287	223	27,976	21,093	471	1,354	22,918
Other property income	6,065	569	32	6,666	2,538	106	300	2,944
Total	262,965	102,376	1,790	367,131	251,192	29,478	6,726	287,396
Property and related expenses:
Property expenses	48,083	23,524	1,262	72,869	46,867	7,045	2,477	56,389
Real estate taxes	20,870	10,112	1,539	32,521	21,449	3,033	1,860	26,342
Provision for bad debts	644	—	—	644	16	—	—	16
Ground leases	1,136	446	197	1,779	973	—	11	984
Total	70,733	34,082	2,998	107,813	69,305	10,078	4,348	83,731
Net Operating Income (Loss), as defined	$192,232	$68,294	$(1,208)	$259,318	$181,887	$19,400	$2,378	$203,665
________________________

(1)	Properties owned and stabilized as of January 1, 2010 and still owned and stabilized as of December 31, 2011.

(2)
Includes results, from the dates of acquisition through the periods presented, for the ten office buildings we acquired during 2010 and ten office buildings we acquired during 2011 that were added to the stabilized portfolio.

The following table compares the Net Operating Income, as defined, for our total portfolio for the years ended December 31, 2011 and 2010.

	Year Ended December 31, 2011 As Compared to the Year Ended December 31, 2010
	Core Portfolio		Acquisitions Portfolio		Total Portfolio
	Dollar Change	Percentage Change	Dollar Change	Percentage Change	Dollar Change	Percentage Change
			($ in thousands)
Operating revenues:
Rental income	$8,873	3.9%	$65,619	227.0%	$70,955	27.1%
Tenant reimbursements	(627)	(3.0)	6,816	1,447.1	5,058	22.1
Other property income	3,527	139.0	463	436.8	3,722	126.4
Total	11,773	4.7	72,898	247.3	79,735	27.7
Property and related expenses:
Property expenses	1,216	2.6	16,479	233.9	16,480	29.2
Real estate taxes	(579)	(2.7)	7,079	233.4	6,179	23.5
Provision for bad debts	628	3,925.0	—	—	628	3,925.0
Ground leases	163	16.8	446	100.0	795	80.8
Total	1,428	2.1	24,004	238.2	24,082	28.8
Net Operating Income, as defined	$10,345	5.7%	$48,894	252.0%	$55,653	27.3%

Net Operating Income increased $55.7 million, or 27.3%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010 primarily resulting from:

•
An increase of $48.9 million attributable to ten office buildings we acquired during 2010 and ten office buildings we acquired during 2011 that were added to the stabilized portfolio (the "Acquisitions Portfolio");

•
An increase of $10.3 million attributable to the properties owned and stabilized as of January 1, 2010 and still owned and stabilized as of December 31, 2011 (the "Core Portfolio") primarily as a result of:

▪
An increase in rental income of $8.9 million primarily resulting from an increase in average occupancy of 5.8%, from 86.2% for the year ended December 31, 2010, to 92.0% for the year ended December 31, 2011;

•
An increase in other property income due to the receipt of a $3.7 million cash distribution under a bankruptcy claim related to a former tenant that defaulted on their lease in 2009 partially offset by:

•	A decrease in tenant reimbursements of $0.6 million primarily the result of the renewal of several leases, which resulted in the reset of the base year expense level;

•	An increase in our provision for bad debts of $0.6 million primarily as a result of changes in our estimates of collectability for two watchlist tenants; and

•
An offsetting decrease of $3.6 million generated by one office building that was moved from the stabilized portfolio to the redevelopment portfolio in 2010 and two office buildings that were moved to the redevelopment portfolio from the stabilized portfolio upon commencement of redevelopment in 2011 (the "Redevelopment Properties"). The reduction in Net Operating Income is due to the expiration of the leases at two of the office buildings. Upon expiration of these leases, we commenced redevelopment of these properties. See "Factors that May Influence Future Operations — Development and Redevelopment Programs" for additional information.

Other Income and Expenses
General and Administrative Expenses
General and administrative expenses decreased $0.2 million, or 0.7%, for the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily as a result of a net decrease in compensation expense resulting from:

•	A decrease in share-based compensation expense (see Note 12 to our consolidated financial statements included in this report for more information); and

•
An adjustment to decrease our deferred compensation plan liability to fair value (see Note 16 to our consolidated financial statements included in this report and the discussion under the caption "— Interest Income and Other Net Investment Gains" below for more information).

These decreases were partially offset by an increase in compensation expense associated with the growth of the Company primarily as a result of the ongoing acquisition activities.
Depreciation and Amortization
Depreciation and amortization increased by $33.6 million, or 33.7%, for the year ended December 31, 2011 compared to the year ended December 31, 2010, primarily related to the Acquisitions Portfolio.
Interest Income and Other Net Investment Gains
Total interest income and other net investment gains decreased by approximately $0.4 million, or 40.8%, for the year ended December 31, 2011 compared to the year ended December 31, 2010, primarily as a result of a decrease in the fair value of the marketable securities held in connection with our deferred compensation plan (see Note 16 to our consolidated financial statements included in this report for additional information). The decrease to interest income and other net investment gains resulting from the decrease in the fair value of the marketable securities offsets the decrease in compensation expense discussed in the general and administrative expenses section above.

Interest Expense
The following table sets forth our gross interest expense, including debt discounts/premiums and loan cost amortization, net of capitalized interest, for the years ended December 31, 2011 and 2010:

	2011	2010	Dollar Change	Percentage Change
	($ in thousands)
Gross interest expense	$98,539	$69,956	$28,583	40.9%
Capitalized interest	(9,130)	(10,015)	885	(8.8)%
Interest expense	$89,409	$59,941	$29,468	49.2%
Gross interest expense, before the effect of capitalized interest, increased $28.6 million, or 40.9% for the year ended December 31, 2011 compared to the year ended December 31, 2010 resulting from an increase in our average outstanding debt balances primarily as a result of our acquisition activity.
Capitalized interest decreased $0.9 million, or 8.8%, for the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily attributable to a decrease in our average development and redevelopment asset balances qualifying for interest capitalization. We anticipate capitalized interest to increase in the upcoming year due to increased redevelopment activity that commenced in the latter half of 2011 (see "Factors That May Influence Future Results of Operations" for additional information).

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
The following table reconciles our Net Operating Income, as defined, to our net income for the years ended December 31, 2010 and 2009.

	Year Ended December 31,		Dollar Change	Percentage Change
	2010	2009
	($ in thousands)
Net Operating Income, as defined	$203,665	$192,170	$11,495	6.0%
Unallocated (expense) income:
General and administrative expenses	(27,963)	(39,938)	11,975	(30.0)
Acquisition-related expenses	(2,248)	—	(2,248)	100.0
Depreciation and amortization	(99,611)	(84,290)	(15,321)	18.2
Interest income and other net investment gains	964	1,300	(336)	(25.8)
Interest expense	(59,941)	(46,119)	(13,822)	30.0
(Loss) gain on early extinguishment of debt	(4,564)	4,909	(9,473)	(1.9)
Income from continuing operations	10,302	28,032	(17,730)	(63.2)
Income from discontinued operations	8,635	7,498	1,137	15.2
Net gain on dispositions of discontinued operations	949	2,485	(1,536)	(61.8)
Net income	$19,886	$38,015	$(18,129)	(47.7)%

The following tables summarize the Net Operating Income, as defined, for our total portfolio for the years ended December 31, 2010 and 2009.

	2010				2009
	Core Portfolio(1)	Acquisitions Portfolio(2)	Other	Total Portfolio	Core Portfolio(1)	Acquisitions Portfolio(2)	Other	Total Portfolio
	($ in thousands)
Operating revenues:
Rental income	$228,910	$28,901	$3,724	$261,535	$227,814	$—	$6,577	$234,391
Tenant reimbursements	21,290	471	1,157	22,918	24,361	—	2,342	26,703
Other property income	2,538	106	299	2,943	3,703	—	7	3,710
Total	252,738	29,478	5,180	287,396	255,878	—	8,926	264,804
Property and related expenses:
Property expenses	47,109	7,045	2,235	56,389	44,848	—	2,591	47,439
Real estate taxes	21,590	3,033	1,719	26,342	21,721	—	1,454	23,175
Provision for bad debts	16	—	—	16	423	—	—	423
Ground leases	971	—	13	984	1,584	—	13	1,597
Total	69,686	10,078	3,967	83,731	68,576	—	4,058	72,634
Net Operating Income	$183,052	$19,400	$1,213	$203,665	$187,302	$—	$4,868	$192,170

(1)	Properties owned and stabilized at January 1, 2009 and still owned and stabilized as of December 31, 2011.

(2)	Includes results from the dates of acquisition through the periods presented, for the ten office buildings we acquired during 2010. No buildings were acquired during 2009.

	Year Ended December 31, 2010 As Compared to the Year Ended December 31, 2009
	2010 Core Portfolio		2010 Acquisitions Portfolio		2010 Total Portfolio
	Dollar Change	Percentage Change	Dollar Change	Percentage Change	Dollar Change	Percentage Change
	($ in thousands)
Operating revenues:
Rental income	$1,096	0.5%	$28,901	100.0%	$27,144	11.6%
Tenant reimbursements	(3,071)	(12.6)	471	100.0	(3,785)	(14.2)
Other property income	(1,165)	(31.5)	106	100.0	(767)	(20.7)
Total	(3,140)	(1.2)	29,478	100.0	22,592	8.5
Property and related expenses:
Property expenses	2,261	5.0	7,045	100.0	8,950	18.9
Real estate taxes	(131)	(0.6)	3,033	100.0	3,167	13.7
Provision for bad debts	(407)	(96.2)	—	—	(407)	(96.2)
Ground leases	(613)	(38.7)	—	—	(613)	(38.4)
Total	1,110	1.6	10,078	100.0	11,097	15.3
Net Operating Income	$(4,250)	(2.3)%	$19,400	100.0%	$11,495	6.0%
Net Operating Income increased $11.5 million, or 6.0%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009 primarily resulting from:

•	An increase of $19.4 million attributable to the ten office buildings we acquired during 2010; and

•
An offsetting decrease of $4.3 million attributable to the properties owned and stabilized as of January 1, 2009 and still owned and stabilized as of December 31, 2011 (the "2010 Core Portfolio") primarily as a result of:

•
An increase of $1.1 million, or 0.5%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009 generated by a 0.6% increase in average occupancy for the 2010 Core Portfolio from 85.6% for the year ended December 31, 2009 to 86.2% for the year ended December 31, 2010;

•	An offsetting decrease of $3.1 million in tenant reimbursements primarily as the result of the renewal of several leases during 2010, which resulted in the reset of the base year expense level;

•	An offsetting decrease of $1.2 million in other property income due to a reduction of lease termination fees and other miscellaneous income;

•	An offsetting increase to property expenses of approximately $2.3 million primarily resulting from:

•
$0.8 million in property expenses attributable to a casualty loss and costs associated with the initial clean-up and repair at one of our properties in Los Angeles that sustained damage from water intrusion;

•
$0.7 million in property expenses attributable to an increase in certain recurring operating costs such as repairs and maintenance, property management expenses, janitorial and other service-related costs;

•	$0.4 million in property expenses attributable to an increase in nonreimbursable legal fees related to tenant defaults that occurred during 2009 and

•
An offsetting decrease of $3.7 million primarily attributable to one redevelopment property that was moved from the stabilized portfolio to the redevelopment portfolio during the third quarter of 2010 upon the expiration of the lease for that building.

Other Income and Expenses
General and Administrative Expense
General and administrative expenses decreased $12.0 million, or 30.0%, for the year ended December 31, 2010 compared to the year ended December 31, 2009 primarily resulting from $7.0 million of separation payments in our results for the year ended December 31, 2009 and an overall decrease in incentive compensation expenses.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $15.3 million, or 18.2%, for the year ended December 31, 2010 compared to the year ended December 31, 2009 primarily as the result of:

•	Approximately $12.3 million related to the 2010 Acquisitions Portfolio; and

•
Approximately $4.2 million related to the change in estimated useful life of the industrial property that we moved during the third quarter of 2010 from our stabilized portfolio into redevelopment to prepare the land for the potential sale to residential developers since we successfully obtained entitlements to reposition this site for residential use.

Interest Income and Other Net Investment Gains
Total interest income and other net investment gains decreased by $0.3 million, or 25.8%, for the year ended December 31, 2010 compared to the year ended December 31, 2009 primarily as the result of a decrease of $0.3 million in interest income for the year ended December 31, 2010 as compared to the year ended December 31, 2009 attributable to the repayment of the note receivable in July 2010.
Interest Expense
The following table sets forth our gross interest expense, including debt discounts and loan cost amortization, net of capitalized interest for the years ended December 31, 2010 and 2009.

	2010	2009	Dollar Change	Percentage Change
	($ in thousands)
Gross interest expense	$69,956	$55,802	$14,154	25.4%
Capitalized interest	(10,015)	(9,683)	(332)	3.4%
Interest expense	$59,941	$46,119	$13,822	30.0%
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
Capitalized interest increased $0.3 million, or 3.4% for the year ended December 31, 2010 compared to the year ended December 31, 2009 attributable to an increase in our weighted average interest rate, which caused a corresponding increase in the capitalization rate applied to development and redevelopment asset balances qualifying for interest capitalization.

(Loss) Gain on Early Extinguishment of Debt
During the year ended December 31, 2010, we recorded a loss on early extinguishment of debt of approximately $4.6 million related to the repurchase of the 3.25% Exchangeable Notes with an aggregate stated principal amount of $150.0 million. During the year ended December 31, 2009, we recorded a gain on early extinguishment of debt of approximately $4.9 million resulting from the repurchase of the 3.25% Exchangeable Notes with an aggregate stated principal amount of $162.0 million. (See Note 7 to our consolidated financial statements included in this report for additional information pertaining to these repurchases).

Liquidity and Capital Resources of the Company

In this "Liquidity and Capital Resources of the Company" section, the term the "Company" refers only to Kilroy Realty Corporation on an unconsolidated basis, and excludes the Operating Partnership and all other subsidiaries.
The Company's business is operated primarily through the Operating Partnership. Distributions from the Operating Partnership are the Company's source of capital. The Company believes the Operating Partnership's sources of working capital, specifically its cash flow from operations and borrowings available under its Credit Facility, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its preferred and common stockholders. Cash flows from operating activities generated by the Operating Partnership for the year ended December 31, 2011 were sufficient to cover the Company's payment of cash dividends to its stockholders. However, there can be no assurance that the Operating Partnership's sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distributions to the Company. The unavailability of capital could adversely affect the Operating Partnership's ability to make distributions to the Company, which would in turn, adversely affect the Company's ability to pay cash dividends to its stockholders.
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
As the sole general partner with control of the Operating Partnership, the Company consolidates the Operating Partnership for financial reporting purposes, and the Company does not have significant assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities and the revenues and expenses of the Company and the Operating Partnership are substantially the same on their respective financial statements. The section entitled "—Liquidity and Capital Resources of the Operating Partnership" should be read in conjunction with this section to understand the liquidity and capital resources of the Company on a consolidated basis and how the Company is operated as a whole.
   Distribution Requirements

The Company is required to distribute 90% of its taxable income (subject to certain adjustments and excluding net capital gain) on an annual basis to maintain qualification as a REIT for federal income tax purposes. As a result of this distribution requirement, the Operating Partnership cannot rely on retained earnings to fund its on-going operations to the same extent as other companies whose parent companies are not REITs. In addition, the Company may be required to use borrowings under the Operating Partnership's Credit Facility, if necessary, to meet REIT distribution requirements and maintain its REIT status. The Company may also need to continue to raise capital in the equity markets to fund the Operating Partnership's working capital needs, as well as potential developments of new or existing properties or acquisitions.

While historically the Company has satisfied its distribution requirement by making cash distributions to its shareholders, for distributions with respect to our 2008 through 2011 taxable years, IRS guidance allows the Company to satisfy up to 90% of this requirement through the distribution of shares of the Company's common stock, if certain conditions are met. The Company intends to continue to make, but has not committed to make, regular quarterly cash distributions to common stockholders and common unitholders from cash flow from operating activities. All such distributions are at the discretion of the board of directors. The Company has historically distributed amounts in excess of our taxable income resulting in a return of capital to its stockholders and the Company currently believes it has the ability to maintain distributions at the 2011 levels to meet its REIT requirements for 2012. The Company considers market factors and its performance in addition to REIT requirements in determining our distribution levels. In addition, one of the covenants contained within the Credit Facility prohibits the Company from paying dividends in excess of 95% of FFO. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with the Company's intention to maintain its qualification as a REIT. Such investments may include, for example, obligations of the Government National Mortgage Association, other governmental agency securities, certificates of deposit, and interest-bearing bank deposits.
On December 8, 2011, the Board of Directors declared a regular quarterly cash dividend of $0.35 per common share payable on January 17, 2012 to stockholders of record on December 30, 2011 and caused a $0.35 per Operating Partnership unit cash distribution to be paid in respect of the Operating Partnership's common limited partnership interests, including those owned by the Company. These dividends and distributions are equivalent to an annual rate of $1.40 per share, which in aggregate totals approximately $85.9 million of annualized common dividends and distributions per year based on common shares, restricted stock units, and common units outstanding at December 31, 2011.
On December 8, 2011, the Board of Directors declared a dividend of $0.4875 per share on the Company's Series E Preferred Stock and a dividend of $0.46875 per share on the Company's Series F Preferred Stock for the period commencing on and including November 15, 2011 and ending on and including February 14, 2012. The Company is also required to make quarterly cash distributions to the 7.45% Series A Preferred unitholders of $0.7 million, payable on February 15, 2012. Dividends and distributions payable to the Series E and Series F Preferred stockholders and the Series A Preferred unitholders, total approximately $15.2 million of annualized preferred dividends and distributions per year.
     Debt Covenants
     One of the covenants contained within the Credit Facility prohibits the Company from paying dividends in excess of 95% of FFO.

Capitalization
     As of December 31, 2011, our total debt as a percentage of total market capitalization was 42.4% and our total debt and liquidation value of our preferred equity as a percentage of total market capitalization was 47.0%, which was calculated based on the closing price per share of the Company's common stock of $38.07 on December 31, 2011 as shown in the table below.

	Shares/Units at December 31, 2011	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
Debt:		($ in thousands)
Credit Facility		$182,000	4.2%
3.25% Exchangeable Notes due 2012 (1)		148,000	3.4
4.25% Exchangeable Notes due 2014 (1)		172,500	4.0
Unsecured Senior Notes due 2014		83,000	1.9
Unsecured Senior Notes due 2015 (1)		325,000	7.5
Unsecured Senior Notes due 2018 (1)		325,000	7.5
Unsecured Senior Notes due 2020 (1)		250,000	5.8
Secured debt (1)		351,029	8.1
Total debt		$1,836,529	42.4%
Equity and Noncontrolling Interest:
7.450% Series A Cumulative Redeemable Preferred units (2)	1,500,000	$75,000	1.7%
7.800% Series E Cumulative Redeemable Preferred stock (3)	1,610,000	40,250	0.9
7.500% Series F Cumulative Redeemable Preferred stock (3)	3,450,000	86,250	2.0
Common units outstanding (4)(5)	1,718,131	65,409	1.5
Common shares outstanding (5)	58,819,717	2,239,267	51.5
Total equity and noncontrolling interests		2,506,176	57.6
Total Market Capitalization		$4,342,705	100.0%
 _______________

(1)	Represents gross aggregate principal amount due at maturity before the effect of the unamortized discounts and premiums as of December 31, 2011.

(2)	Value based on $50.00 per unit liquidation preference.

(3)	Value based on $25.00 per share liquidation preference.

(4)	Represents common units not owned by the Company.

(5)	Value based on closing price per share of the Company's common stock of $38.07 as of December 31, 2011.

Liquidity and Capital Resources of the Operating Partnership
     In this "Liquidity and Capital Resources of the Operating Partnership" section, the terms "we," "our," and "us" refer to the Operating Partnership or the Operating Partnership and the Company together, as the context requires.
General
Our primary liquidity sources and uses are as follows:
Liquidity Sources

•	Net cash flow from operations;

•	Borrowings under the Credit Facility;

•	Proceeds from additional secured or unsecured debt financings;

•	Proceeds from public or private issuance of debt or equity securities; and

•	Proceeds from the disposition of nonstrategic assets through our capital recycling program.
Liquidity Uses

•	Property or undeveloped land acquisitions;

•	Property operating and corporate expenses;

•	Capital expenditures, tenant improvement and leasing costs;

•	Debt service and principal payments, including debt maturities;

•	Distributions to common and preferred security holders;

•	Development and redevelopment costs; and

•	Outstanding debt repurchases.
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
2011 Financing Activities
During 2011, we completed a variety of capital raising activities which significantly extended our debt maturities and enabled us to fund eleven building acquisitions in eight separate transactions. This financing and acquisition activity increased our consolidated total assets by approximately 22% as compared to December 31, 2010, without significantly increasing our total debt as a percentage of total market capitalization. The following financing activities occurred during 2011 (see Notes 7 and 10 to our consolidated financial statements included in this report for additional information):

•
During the fourth quarter of 2011 we issued 355,305 shares under our at-the-market stock offering program. We commenced this at-the-market stock offering program, pursuant to which we may sell up to $200.0 million aggregate gross sales price of the Company's common stock from time to time, in July 2011 (see "— Liquidity Sources" below for additional information).

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

•
In July 2011, the Operating Partnership issued $325.0 million in aggregate principal amount of 4.80% unsecured senior notes due in 2018 (see Note 7 to our consolidated financial statements included in this report for additional information).

•
In June 2011, the Operating Partnership amended the terms of the Credit Facility to, among other things, extend the maturity date to August 2015, reduce the interest rate to an annual rate of LIBOR plus 1.750% and reduce the facility fee to an annual rate of 0.35% (see Note 7 to our consolidated financial statements included in this report for additional information).

•
In April 2011, the Operating Partnership assumed secured debt with a principal balance of $30.0 million in conjunction with the acquisition of four office buildings in Kirkland, Washington (see Note 7 to our consolidated financial statements included in this report for additional information).

•
In April 2011, the Company completed an underwritten public offering of 6,037,500 shares of its common stock. The net offering proceeds, after deducting underwriting discounts and commissions and offering expenses, of approximately $221.0 million were contributed to the Operating Partnership (see Notes 10 and 11 to our consolidated financial statements included in this report for additional information).

•
In January 2011, the Operating Partnership borrowed $135.0 million under a mortgage loan. The mortgage loan is secured by one property in San Francisco, bears interest at an annual rate of 4.27%, requires interest-only payments for the first two years with a 30-year amortization schedule thereafter, and is scheduled to mature on February 1, 2018.

Liquidity Sources
Credit Facility
In August 2010 we entered into a $500.0 million Credit Facility, the terms of which were amended in June 2011 to extend the maturity date, and reduce the interest rate and facility fee. The following table summarizes the terms of our Credit Facility as of December 31, 2010 and as amended as of December 31, 2011:

	December 31, 2011	December 31, 2010
	(in thousands)
Outstanding borrowings	$182,000	$159,000
Remaining borrowing capacity	318,000	341,000
Total borrowing capacity (1)	$500,000	$500,000
Interest rate (2)	2.05%	2.99%
Facility fee - annual rate (3)	0.350%	0.575%
Maturity date (4)	August 2015	August 2013
________________________
(1) We may elect to borrow, subject to bank approval, up to an additional $200.0 million under an accordion feature under the terms of the Credit Facility.

(2)	The Credit Facility interest rate was calculated based on an annual rate of LIBOR plus 1.750% and 2.675% as of December 31, 2011 and December 31, 2010, respectively.

(3)	The facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we also incurred debt origination and legal costs of approximately $5.0 million when we entered into the Credit Facility in August 2010 and an additional $3.3 million when we amended the Credit Facility in June 2011. The unamortized balance of these costs will be amortized as additional interest expense over the extended term of the Credit Facility.

(4)	Under the original and amended terms of the Credit Facility, we may exercise an option to extend the maturity date by one year.
We are currently in discussions to amend the Credit Facility to reduce the FMV Cap Rate (as defined in the Credit Facility) from 7.50% to 6.75%. The FMV Cap Rate is a term that appears in formulae that are used to calculate the value of some of our assets for purposes of certain covenants under the Credit Facility, and a reduction in the FMV Cap Rate will, under these formulae, result in a higher asset value, all other factors being equal. We expect to complete the amendment to the Credit Facility in March 2012. However, we cannot assure you that we will amend the Credit Facility on these terms or on this timeline, or at all.

New Term Loan
We are currently in discussions with prospective lenders regarding a new unsecured term loan (the “Term Loan”), the proceeds of which will be used for general corporate purposes, which may include repaying outstanding indebtedness. We expect that the Operating Partnership will be the borrower and that the Company will guarantee the Operating Partnership's obligations under the term loan. We currently expect that the principal amount of the Term Loan will be $150.0 million and that the Operating Partnership will have the option to elect to borrow, subject to approval by the applicable agent bank of any new lenders and other conditions, up to an additional $100.0 million under an accordion feature. We expect that the Term Loan will have a four-year term with, subject to certain conditions, a one-year extension option and will accrue interest based on an annual rate of LIBOR plus a pre-determined spread of up to 220 basis points based on the Operating Partnership's credit ratings (175 basis points based on the operating partnership's current credit ratings). We anticipate that the Term Loan will contain covenants and restrictions substantially similar to those in the Credit Facility, that will require, among other things, compliance with certain financial ratios and reporting requirements and that could limit distributions payable by us on our common stock and preferred stock on terms similar to those described in “Item 1A: Risk Factors - Risks Related to Business and Operations - Our credit facility, and if entered into, the Term Loan includes financial covenants relating to our operations, which could limit our ability to make distributions to our stockholders". We expect to enter into the Term Loan in March 2012, although we cannot assure you that we will enter into the Term Loan on these terms, on this timeline, or at all.

Capital Recycling Program

As part of our current strategy, we intend to dispose of certain office and industrial assets from time to time and then use the proceeds to fund acquisitions, to finance development and redevelopment expenditures, to repay long-term debt and for other general corporate purposes. As part of this strategy, we intend, when practical, to enter into like-kind exchanges under Section 1031 of the Code to defer some or all of the taxable gains, if any, on the sales for federal and state income tax purposes. During the year ended December 31, 2011, we disposed of three office buildings in two transactions for approximately $66.1 million and recorded a net gain of $51.6 million. As of December 31, 2011 two of our San Diego office buildings were classified as held for sale and in January 2012, we sold these two buildings to an unaffiliated third party for a sales price of $146.1 million for a net gain of approximately $73.0 million. As part of our capital recycling program strategy, we are currently in negotiations for the disposition of one land holding. We also continue to evaluate opportunities for the potential disposition of additional properties, including the potential sale of all or a portion of, or the sale of an equity interest in all or a portion of, our industrial properties.

At-the-Market Stock Offering Program
In July 2011, we commenced an at-the-market stock offering program under which we may offer and sell shares of our common stock having an aggregate gross sales price of up to $200 million from time to time. As of December 31, 2011, we sold 355,305 shares of common stock under the program in exchange for aggregate gross proceeds of $13.0 million. After commissions of $0.2 million, the net proceeds from sales totaled $12.8 million. We used the net proceeds for general corporate purposes and to repay borrowings under our Credit Facility. As of December 31, 2011, approximately $187.0 million in our common stock could be sold under this program. Actual sales will depend upon a variety of factors including but not limited to market conditions, the trading price of the Company's common stock, and our capital needs. We have no obligation to sell shares under this program.

Exchangeable Notes, Unsecured Senior Notes, and Secured Debt
The aggregate principal amount of Exchangeable Notes, unsecured senior notes, and secured debt of the Operating Partnership outstanding as of December 31, 2011 was as follows:

Aggregate Principal Amount Outstanding
($ in thousands)
3.25% Exchangeable Notes due 2012 (1)	$148,000
4.25% Exchangeable Notes due 2014 (1)	172,500
Unsecured Senior Notes due 2014	83,000
Unsecured Senior Notes due 2015 (1)	325,000
Unsecured Senior Notes due 2018 (1)	325,000
Unsecured Senior Notes due 2020 (1)	250,000
Secured Debt (1)	351,029
Total Exchangeable Notes, Unsecured Senior Notes, and Secured Debt	$1,654,529
 _______________

(1)	Represents gross aggregate principal amount before the effect of the unamortized discounts and premiums as of December 31, 2011.

Debt Composition
The composition of the Operating Partnership's aggregate debt balances between secured and unsecured and fixed-rate and variable-rate debt as of December 31, 2011 and 2010 was as follows:

	Percentage of Total Debt		Weighted Average Interest Rate
	2011	2010	2011	2010
Secured vs. unsecured:
Unsecured (1)	80.9%	78.4%	4.7%	4.8%
Secured	19.1	21.6	5.2	6.0
Variable-rate vs. fixed-rate:
Variable-rate	9.9	11.0	2.0	2.9
Fixed-rate (1)	90.1	89.0	5.1	5.3
Total stated rate (1)			4.8	5.1
GAAP effective rate (2)			5.2	5.7
Total GAAP effective rate including debt issuance costs			5.6%	6.3%
 _______________

(1)	Excludes the impact of the amortization of any debt discounts/premiums.
(2)    Includes the impact of the amortization of any debt discounts/premiums, excluding debt issuance costs.

Liquidity Uses
Contractual Obligations
The following table provides information with respect to our contractual obligations as of December 31, 2011. The table: (i) indicates the maturities and scheduled principal repayments of our secured debt, Exchangeable Notes, unsecured senior notes, and Credit Facility; (ii) indicates the scheduled interest payments of our fixed-rate and variable-rate debt as of December 31, 2011; (iii) provides information about the minimum commitments due in connection with our ground lease obligations and ot her lease and contractual commitments; and (iv) provides estimated redevelopment commitments as of December 31, 2011. Note that the table does not reflect our available debt maturity extension options and reflects gross aggregate principal amounts before the effect of unamortized discounts/premiums.

	Payment Due by Period
	Less than 1 Year (2012)	1–3 Years (2013-2014)	3–5 Years (2015-2016)	More than 5 Years (After 2016)	Total
	(in thousands)
Principal payments—secured debt (1)	$105,304	$13,316	$38,933	$193,476	$351,029
Principal payments—Exchangeable Notes (2)	148,000	172,500			320,500
Principal payments—unsecured senior notes (3)		83,000	325,000	575,000	983,000
Principal payments—Credit Facility			182,000		182,000
Interest payments—fixed-rate debt (4)	78,376	143,524	99,980	90,471	412,351
Interest payments—variable-rate debt (5)	4,368	8,736	2,548		15,652
Ground lease obligations (6)	30,510	3,660	3,660	131,382	169,212
Lease and contractual commitments (7)	40,437	4,308	1,835		46,580
Redevelopment commitments (8)	79,000				79,000
Total	$485,995	$429,044	$653,956	$990,329	$2,559,324
________________________

(1) Represents gross aggregate principal amount before the effect of the unamortized premium of approximately $0.8 million as of December 31, 2011.
(2) Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $13.6 million as of December 31, 2011.
(3) Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $2.4 million as of December 31, 2011.

(4)
As of December 31, 2011, 90.1% of our debt was contractually fixed. The information in the table above reflects our projected interest rate obligations for these fixed-rate payments based on the contractual interest rates, interest payment dates, and scheduled maturity dates.

(5)
As of December 31, 2011, 9.9% of our debt bore interest at variable rates all of which was incurred under the Credit Facility. The variable interest rate payments are based on LIBOR plus a spread of 1.750% as of December 31, 2011. The information in the table above reflects our projected interest rate obligations for these variable-rate payments based on outstanding principal balances as of December 31, 2011, the scheduled interest payment dates, and the contractual maturity dates.

(6)
One of our ground lease obligations is subject to a fair market value adjustment every five years; however, the lease includes ground rent subprotection and infrastructure rent credits which currently limit our annual rental obligations to $1.0 million. The contractual obligations for that ground lease included above assumes the lesser of $1.0 million or annual lease rental obligation in effect as of December 31, 2011. One of our ground lease obligations includes a component which is based on the percentage of gross income that exceeds the minimum ground rent. The minimum rent is subject to increases every five years based on 50% of the average annual percentage rent for the previous five years. Currently gross income does not exceed the threshold requiring us to pay percentage rent. The contractual obligations for that ground lease included above assumes the annual lease rental obligation in effect as of December 31, 2011. One of our ground leases that has a contractual 2022 expiration date has an option for the Company to purchase the land from November 2012 through October 2013. This table assumes that the Company exercises the purchase option at the end of 2012 for an estimated purchase price not to exceed $27.5 million.

(7)	Amounts represent commitments under signed leases and contracts for operating properties, excluding tenant-funded tenant improvements. The timing of these expenditures may fluctuate.

(8)
Amounts represent contractual commitments for redevelopment contracts and projects under construction as of December 31, 2011. The timing of these expenditures may fluctuate based on the ultimate progress of construction.

Potential Future Capital Requirements
Debt Maturities
We had three debt instruments, with a combined principal balance of $249.3 million as of December 31, 2011, that are scheduled to mature in 2012. One of these debt instruments, our 3.25% Exchangeable Notes with a principal balance of $148.0 million, is scheduled to mature in April 2012. In addition, two of our secured loans, with an aggregate principal balance of $101.3 million, are scheduled to mature in August 2012. We are currently evaluating several refinancing options, including the issuance of secured and unsecured debt, and borrowings under our Credit Facility to repay the remaining principal amounts of the maturing loans.
Potential Future Acquisitions
In 2010 we acquired ten buildings for approximately $637.6 million in cash and in 2011 we acquired eleven buildings for approximately $603.3 million in cash, all of which we funded through various capital raising activities, and in selected instances, the assumption of existing indebtedness. We continually evaluate selected acquisition opportunities as they arise. As a result, at any point in time, we may have one or more potential acquisitions under consideration that are in varying stages of evaluation, negotiation or due diligence review, which may include potential acquisitions under contract. We expect that any material acquisitions will be funded with borrowings under our Credit Facility, the public or private issuance of debt or equity securities, or through the disposition of assets under our capital recycling program.

Redevelopment and Development Opportunities
As of December 31, 2011, we had four redevelopment projects under construction. These projects have a total estimated investment of approximately $265 million, of which we have incurred approximately $151 million as of December 31, 2011. Of the remaining $114 million yet to be incurred, we are currently contractually obligated to pay approximately $79 million over the next year as shown in our contractual obligations table above. We may also incur up to approximately $24 million in additional leasing related costs for these projects over the next year, depending on leasing activity. Ultimate timing of these expenditures may fluctuate given the ultimate progress and leasing status of the redevelopment projects.
In addition, we continually evaluate the size, timing, costs, and scope of our development program and, as necessary, scale activity to reflect the market conditions and the real estate fundamentals that exist in our strategic submarkets. Therefore, depending on future market conditions, we anticipate that we may have additional spending for our future development pipeline projects during 2012 and beyond.
Potential Future Leasing Costs and Capital Improvements
Given the current economic conditions, the amounts we are required to spend on tenant improvements and leasing costs would need to remain at current levels for us to be able to execute leases at current market terms, as evidenced in the table below. The amounts we ultimately incur for tenant improvements and leasing costs will depend on actual leasing activity. Tenant improvements and leasing costs generally fluctuate in any given period depending on factors such as the type of property, the term of the lease, the type of the lease, the involvement of external leasing agents, and overall market conditions. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to maintain our properties.
We currently project we could spend up to $35 million in capital improvements, tenant improvements, and leasing costs in 2012 for properties within our stabilized portfolio, depending on leasing activity, in addition to approximately $40 million of lease and contractual commitments discussed in our capital commitments table above.

The following tables set forth our historical actual capital expenditures, and tenant improvements and leasing costs for deals commenced, excluding tenant-funded tenant improvements, for renewed and re-tenanted space within our stabilized portfolio for each of the three years during the period ended December 31, 2011 on a per square foot basis.

	Year Ended December 31,
	2011	2010	2009
Office Properties:
Capital Expenditures:
Capital expenditures per square foot	$0.71	$1.36	$0.86
Tenant Improvement and Leasing Costs (1)
Replacement tenant square feet	468,530	637,155	221,229
Tenant improvements per square foot leased	$24.95	$28.03	$27.47
Leasing commissions per square foot leased	$11.46	$9.30	$9.64
Total per square foot	$36.41	$37.33	$37.11
Renewal tenant square feet	709,427	691,531	680,977
Tenant improvements per square foot leased	$27.73	$12.67	$10.38
Leasing commissions per square foot leased	$9.27	$8.31	$8.00
Total per square foot	$37.00	$20.98	$18.38
Total per square foot per year	$4.01	$5.49	$4.18
Average remaining lease term (in years)	9.2	5.3	5.5
Industrial Properties:
Capital Expenditures:
Capital expenditures per square foot	$0.47	$0.41	$0.85
Tenant Improvement and Leasing Costs (1)
Replacement tenant square feet	233,470	508,105	248,380
Tenant improvements per square foot leased	$11.83	$5.02	$2.54
Leasing commissions per square foot leased	$2.92	$2.55	$2.19
Total per square foot	$14.75	$7.57	$4.73
Renewal tenant square feet	321,687	278,700	545,143
Tenant improvements per square foot leased	$1.59	$2.15	$1.49
Leasing commissions per square foot leased	$0.66	$2.32	$3.02
Total per square foot	$2.24	$4.46	$4.50
Total per square foot per year	$1.31	$0.96	$0.74
Average remaining lease term (in years)	5.8	6.8	6.2
________________________

(1)	Includes only tenants with lease terms of 12 months or longer. Excludes leases for month-to-month and first generation tenants.

     The 2011 increase in office tenant improvements per square foot leased is primarily due to the execution of one significant lease renewal in 2011.  Excluding this one lease, office tenant improvements per square foot leased would generally be consistent with prior years.  We believe that all of our properties are well maintained and do not require significant capital improvements, and we currently anticipate future capital expenditure levels to be consistent with historical levels.
Distribution Requirements
For a discussion of our dividend and distribution requirements, see "Liquidity and Capital Resources of the Company - Distribution Requirements."
Other Potential Future Liquidity Uses
We may seek to repurchase our Exchangeable Notes depending on prevailing market conditions, our liquidity requirements, and other factors.
We have the ability to repurchase preferred stock in open market transactions. We may repurchase the Company's outstanding preferred stock in the future depending upon market conditions and our liquidity and financial position.
An aggregate of 988,025 common shares of common stock of the Company currently remain eligible for repurchase under a share-repurchase program approved by our board of directors. We did not repurchase shares of common stock under this program during the year ended December 31, 2011. We may repurchase additional shares of the Company's common stock in the future depending upon market conditions.

Factors That May Influence Future Sources of Capital and Liquidity of the Company and Operating Partnership

We continue to evaluate sources of financing for our business activities, including borrowings under the Credit Facility, issuance of public and private equity securities, unsecured debt and fixed-rate secured mortgage financing, and proceeds from the disposition of nonstrategic assets through our capital recycling program. However, the Operating Partnership's ability to obtain new financing or refinance existing borrowings on favorable terms could be impacted by various factors including the state of economic conditions, significant tenant defaults, a decline in the demand for office or industrial properties, a decrease in market rental rates or market values of real estate assets in our submarkets, and the amount of future borrowings. These events could result in the following:

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

•	A decrease in the value of the Company's common stock, which could impact our ability to issue equity.
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
Debt Covenants
The Credit Facility, unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key existing financial covenants and their covenant levels include:

Credit Facility (as defined in the Credit Agreement):	Covenant Level	Actual Performance at December 31, 2011
Total debt to total asset value	less than 60%	40%
Fixed charge coverage ratio	greater than 1.5x	2.3x
Unsecured debt ratio	greater than 1.67x	2.17x
Unencumbered asset pool debt service coverage	greater than 2.0x	3.5x

Unsecured Senior Notes due 2015, 2018 and 2020 (as defined in the Indenture):
Total debt to total asset value	less than 60%	46%
Interest coverage	greater than 1.5x	2.9x
Secured debt to total asset value	less than 40%	9%
Unencumbered asset pool value to unsecured debt	greater than 150%	223%

The Operating Partnership was in compliance with all its debt covenants as of December 31, 2011. Our current expectation is that the Operating Partnership will continue to meet the requirements of its debt covenants in both the short and long term. However, in the event of an economic slow down or continued volatility in the credit markets, there is no certainty that the Operating Partnership will be able to continue to satisfy all the covenant requirements.

Historical Cash Flow Summary
Our historical cash flow activity for the year ended December 31, 2011 as compared to the year ended December 31, 2010 was as follows:

	Year Ended December 31,
	2011	2010	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$138,256	$119,827	$18,429	15.4%
Net cash used in investing activities	(634,283)	(701,774)	67,491	(9.6)
Net cash provided by financing activities	485,964	586,904	(100,940)	(17.2)

Operating Activities
Our cash flows from operations depends on numerous factors including the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, the level of operating expenses, the impact of property acquisitions and related financing activities, and other general and administrative costs. Our net cash provided by operating activities increased by $18.4 million, or 15.4%, for the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily as the result of an increase in cash Net Operating Income generated primarily from our Acquisitions Portfolio partially offset by increased interest expense attributable to the increase in our average outstanding debt balances as a result of our acquisition activity. See additional information under the capital "—Rental Operations."
Investing Activities
Our net cash used in investing activities is generally used to fund property acquisitions, recurring and nonrecurring capital expenditures for our operating properties, and development and redevelopment projects. Our net cash used in investing activities decreased $67.5 million, or 9.6%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. This net decrease was primarily attributable to a reduction of $34.3 million in cash paid for acquisitions and an increase of $49.2 million in our net proceeds from the disposition of operating properties.

Financing Activities
Our net cash provided by financing activities is generally impacted by our capital raising activities net of dividends and distributions paid to common and preferred security holders. Net cash provided by financing activities decreased by $100.9 million, or 17.2%, for the year ended December 31, 2011 compared to the year ended December 31, 2010, and was primarily attributable to the following:

•
A net decrease of approximately $96.2 million provided by our various capital raising activities. Although we had increased acquisition activity in 2011, we financed a portion of this through $64.2 million of net proceeds from dispositions that we generated from our capital recycling program; and

•	A decrease of $10.8 million as a result of the dividends paid on the 6.0 million common shares we issued in our April 2011 equity offering.

Off-Balance Sheet Arrangements
As of December 31, 2011 and as of the date this report was filed, we did not have any off-balance sheet transactions, arrangements, or obligations, including contingent obligations.

Non-GAAP Supplemental Financial Measure: Funds From Operations

The Company calculates FFO in accordance with the White Paper on FFO approved by the Board of Governors of NAREIT. The White Paper defines FFO as net income or loss calculated in accordance with GAAP, excluding extraordinary items, as defined by GAAP, gains and losses from sales of depreciable real estate and impairment write-downs associated with depreciable real estate, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures.
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
The following table presents our FFO for the years ended December 31, 2011, 2010, 2009, 2008, and 2007:

	Year ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Net income available to common stockholders	$50,819	$4,512	$21,794	$29,829	$101,164
Adjustments:
Net income attributable to noncontrolling common units of the Operating Partnership	1,474	178	1,025	1,886	6,957
Depreciation and amortization of real estate assets	135,467	102,898	86,825	82,491	73,708
Net gain on dispositions of discontinued operations	(51,587)	(949)	(2,485)	(234)	(74,505)
Funds From Operations(1)	$136,173	$106,639	$107,159	$113,972	$107,324
_______________________

(1)	Reported amounts are attributable to common stockholders and common unitholders.

The following table presents our weighted average common shares and common units outstanding for the years ended December 31, 2011, 2010, 2009, 2008, and 2007:

		Year Ended December 31,
	2011	2010	2009	2008	2007
Weighted average common shares outstanding	56,717,121	49,497,487	38,705,101	32,466,591	32,379,997
Weighted average common units outstanding	1,720,323	1,723,131	1,731,095	2,065,188	2,235,772
Effect of participating securities—nonvested shares and restricted stock units	924,747	812,865	785,582	372,444	312,552
Total basic weighted average shares / units outstanding	59,362,191	52,033,483	41,221,778	34,904,223	34,928,321
Effect of dilutive securities—Exchangeable Notes, stock options and contingently issuable shares	187,134	15,708	27,025	74,281	28,969
Total diluted weighted average shares / units outstanding	59,549,325	52,049,191	41,248,803	34,978,504	34,957,290

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
The primary market risk we face is interest rate risk. We mitigate this risk by following established risk management policies and procedures. These policies include maintaining prudent amounts of debt, including a greater amount of fixed-rate debt as compared to variable-rate debt in our portfolio, and may include the periodic use of derivative instruments. As of December 31, 2011 and 2010, we did not have any interest-rate sensitive derivative assets or liabilities.
Information about our changes in interest rate risk exposures from December 31, 2010 to December 31, 2011 is incorporated herein by reference from "Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Operating Partnership.”
Market Risk
As of December 31, 2011, approximately 9.9% of our total outstanding debt of $1.8 billion was subject to variable interest rates. The remaining 90.1% bore interest at fixed rates. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes.
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
We generally determine the fair value of our secured debt and unsecured line of credit by performing discounted cash flow analyses using an appropriate market discount rate. We calculate the market rate by obtaining period-end treasury rates for maturities that correspond to the maturities of our fixed-rate debt and then adding an appropriate credit spread based on information obtained from third-party financial institutions. We calculate the market rate of our unsecured line of credit by obtaining the period-end LIBOR rate and then adding an appropriate credit spread based on information obtained from third-party financial institutions. These credit spreads take into account factors, including but not limited to, our credit profile, the tenure of the debt, amortization period, whether the debt is secured or unsecured, and the loan-to-value ratio of the debt to the collateral. These calculations are significantly affected by the assumptions used, including the discount rate, credit spreads, and estimates of future cash flow. We determine the fair value of the liability component of our Exchangeable Notes by performing discounted cash flow analyses using an appropriate market interest rate based upon spreads for our publicly traded debt. We determine the fair value of each of our publicly traded unsecured senior notes based on their quoted trading price at the end of the reporting period. See Note 16 to our consolidated financial statements included in this report for additional information on the fair value of our financial assets and liabilities as of December 31, 2011 and December 31, 2010.
As of December 31, 2011, the total outstanding balance of our variable-rate debt was comprised of borrowings on our Credit Facility of $182.0 million and was indexed to LIBOR plus a spread of 1.750% (weighted average interest rate was 2.05% ). As of December 31, 2010, the total outstanding balance of our variable-rate debt was comprised of borrowings of $159.0 million on our Credit Facility, which was indexed to LIBOR plus a spread of 2.675% (weighted average interest rate was 2.99%). Assuming no changes in the outstanding balance of our existing variable-rate debt as of December 31, 2011, a 100 basis point increase in the LIBOR rate would increase our projected annual interest expense, before the effect of capitalization, by approximately $1.8 million. Comparatively, if interest rates were 100 basis points higher as of December 31, 2010, our projected annual interest expense, before the effect of capitalization, would have been $1.6 million higher.
The total carrying value of our fixed-rate debt, including our Exchangeable Notes, was approximately $1.6 billion and $1.3 billion as of December 31, 2011 and 2010, respectively. The total estimated fair value of our fixed-rate debt was approximately $1.7 billion and $1.3 billion as of December 31, 2011 and 2010, respectively. For sensitivity purposes, a 100 basis point increase in the discount rate equates to a decrease in the total fair value of our fixed-rate debt of approximately $64.2 million, or 3.8%, as of December 31, 2011. Comparatively, a 100 basis point increase in the discount rate equates to a decrease in the total fair value of our fixed-rate debt of approximately $47.2 million, or 3.6%, as of December 31, 2010.

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
Changes in Internal Control Over Financial Reporting
There have been no changes that occurred during the fourth quarter of the year covered by this report in the Company's internal control over financial reporting identified in connection with the evaluation referenced above that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is supported by written policies and procedures and by an appropriate segregation of responsibilities and duties. The Company has used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess our internal control over financial reporting. Based upon this assessment, management concluded that internal control over financial reporting operated effectively as of December 31, 2011.

Deloitte & Touche LLP, the Company's independent registered public accounting form, has audited the Company's financial statements and has issued a report on the effectiveness of the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Kilroy Realty Corporation
Los Angeles, California
We have audited the internal control over financial reporting of Kilroy Realty Corporation (the “Company”) as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2011, of the Company and our report dated February 8, 2012, expressed an unqualified opinion on those financial statements and financial statement schedules.
/s/    DELOITTE & TOUCHE LLP
Los Angeles, California
February 8, 2012

Kilroy Realty, L.P.
The Operating Partnership maintains disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is processed, recorded, summarized, and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of its general partner, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by SEC Rule 13a-15(b), the Operating Partnership carried out an evaluation, under the supervision and with the participation of management including the Chief Executive Officer and Chief Financial Officer of its general partner, of the effectiveness of the design and operation of the disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of its general partner concluded, as of that time, that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes that occurred during the fourth quarter of the year covered by this report in the Operating Partnership's internal control over financial reporting identified in connection with the evaluation referenced above that has materially affected, or is reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting
Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer of the Operating Partnership's general partner and effected by the board of directors, management, and other personnel of its general partner to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the consolidated financial statements.
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is supported by written policies and procedures and by an appropriate segregation of responsibilities and duties. The Operating Partnership has used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess our internal control over financial reporting. Based upon this assessment, management concluded that internal control over financial reporting operated effectively as of December 31, 2011.

Deloitte & Touche LLP, the Operating Partnership's independent registered public accounting form, has audited the Operating Partnership's financial statements and has issued a report on the effectiveness of the Operating Partnership's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Kilroy Realty , L.P.
Los Angeles, California
We have audited the internal control over financial reporting of Kilroy Realty L.P. (the “Operating Partnership”) as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Operating Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Operating Partnership's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2011, of the Operating Partnership and our report dated February 8, 2012, expressed an unqualified opinion on those financial statements and financial statement schedules.
/s/    DELOITTE & TOUCHE LLP
Los Angeles, California
February 8, 2012

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2012.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2012.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2012.

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
(3)  Exhibits

Exhibit Number	Description
3.(i)1	Kilroy Realty Corporation Articles of Restatement (37)
3.(i)2	Certificate of Limited Partnership of Kilroy Realty, L.P. (38)
3.(i)3	Amendment to the Certificate of Limited Partnership of Kilroy Realty, L.P. (38)
3.(ii).1	Second Amended and Restated Bylaws of the Registrant (29)
3.(ii).2	Amendment No. 1 to Second Amended and Restated Bylaws (33)
3.(ii).3	Fifth Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P. dated as of March 5, 2004 (2)
3.(ii).4	First Amendment to Fifth Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P., dated as of December 7, 2004 (8)
3.(ii).5	Second Amendment to Fifth Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P., dated as of October 2, 2008 (32)
3.(ii).6	Third Amendment to Fifth Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P.(34)
4.1	Form of Certificate for Common Stock of the Registrant (1)
4.2	Registration Rights Agreement dated January 31, 1997 (1)
4.3	Registration Rights Agreement dated February 6, 1998 (3)
4.4	Second Amended and Restated Registration Rights Agreement dated as of March 5, 2004 (2)
4.5	Registration Rights Agreement dated as of October 31, 1997 (4)
4.6	Registration Rights Agreement dated as of October 6, 2000 (6)

Exhibit Number	Description
4.7
The Company is party to agreements in connection with long-term debt obligations, none of which individually exceeds ten percent of the total assets of the Company on a consolidated basis. Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Company agrees to furnish copies of these agreements to the Commission upon request

4.8
Note and Guarantee Agreement dated August 4, 2004 by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and the purchasers whose names appear in the acceptance form at the end of the Note and Guarantee Agreement (7)

4.9	Form of 5.72% Series A Guaranteed Senior Note due 2010 (7)
4.10	Form of 6.45% Series B Guaranteed Senior Note due 2014 (7)
4.11†	Kilroy Realty 2006 Incentive Award Plan (22)
4.12†	Amendment to Kilroy Realty 2006 Incentive Award Plan (24)
4.13†	Second Amendment to Kilroy Realty 2006 Incentive Award Plan (28)
4.14†	Third Amendment to Kilroy Realty 2006 Incentive Award Plan (33)
4.15†	Form of Restricted Stock Award Agreement (23)
4.16
Indenture, dated as of April 2, 2007, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, including the form of 3.250% Exchangeable Senior Notes due 2012(26)

4.17	Registration Rights Agreement, dated April 2, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation, and J.P. Morgan Securities Inc., Banc of America Securities LLC and Lehman Brothers Inc. (26)
4.18
Indenture, dated as of November 20, 2009, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, including the form of 4.25% Exchangeable Senior Notes due 2014 and the form of related guarantee (35)

4.19	Registration Rights Agreement, dated November 20, 2009, among Kilroy Realty, L.P., Kilroy Realty Corporation, J.P. Morgan Securities Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated (35)
4.20	Form of Certificate for Partnership Units of Kilroy Realty, L.P. (38)
4.21
Indenture, dated May 24, 2010, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, including the form of 6.625% Senior Notes due 2020 and the form of the related guarantee. (39)

4.22	Registration Rights Agreement, dated May 24, 2010, among Kilroy Realty, L.P., Kilroy Realty Corporation, J.P. Morgan Securities Inc., Banc of America Securities LLC and Barclays Capital Inc. (39)
4.23†	Fourth Amendment to Kilroy Realty 2006 Incentive Award Plan (40)
4.24
Indenture, dated November 3, 2010, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, including the form of 5.000% Senior Notes due 2015 and the form of related guarantee (41)

4.25	Indenture, dated March 1, 2011, by and among Kilory Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee(45)
4.26	Supplemental Indenture, dated July 5, 2011, among Kilory Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee(46)
10.5	Omnibus Agreement dated as of October 30, 1996 by and among Kilroy Realty, L.P. and the parties named therein (1)
10.6	Supplemental Representations, Warranties and Indemnity Agreement by and among Kilroy Realty, L.P. and the parties named therein (1)
10.7	Pledge Agreement by and among Kilroy Realty, L.P., John B. Kilroy, Sr., John B. Kilroy, Jr. and Kilroy Industries (1)
10.8†	1997 Stock Option and Incentive Plan of the Registrant and Kilroy Realty, L.P. (1)
10.9	Lease Agreement dated January 24, 1989 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase I (9)
10.10	First Amendment to Lease Agreement dated December 28, 1990 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase I (9)
10.11	Lease Agreement dated July 17, 1985 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III (10)

Exhibit Number	Description
10.12
Lease Agreement dated April 21, 1988 by and between Kilroy Long Beach Associates and the Board of Water Commissioners of the City of Long Beach, acting for and on behalf of the City of Long Beach, for Long Beach Phase IV (10)

10.13	Lease Agreement dated December 30, 1988 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase II (10)
10.14	First Amendment to Lease dated January 24, 1989 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III (10)
10.15	Second Amendment to Lease Agreement dated December 28, 1990 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III (10)
10.16	First Amendment to Lease Agreement dated December 28, 1990 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase II (10)
10.17	Third Amendment to Lease Agreement dated October 10, 1994 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III (10)
10.18	Development Agreement by and between Kilroy Long Beach Associates and the City of Long Beach (10)
10.19	Amendment No. 1 to Development Agreement by and between Kilroy Long Beach Associates and the City of Long Beach (10)
10.20	Property Management Agreement between Kilroy Realty Finance Partnership, L.P. and Kilroy Realty, L.P. (11)
10.21	Form of Environmental Indemnity Agreement (11)
10.22	Option Agreement by and between Kilroy Realty, L.P. and Kilroy Airport Imperial Co. (12)
10.23	Option Agreement by and between Kilroy Realty, L.P. and Kilroy Calabasas Associates (12)
10.24†	Noncompetition Agreement by and between the Registrant and John B. Kilroy, Sr. (1)
10.25†	Noncompetition Agreement by and between the Registrant and John B. Kilroy, Jr. (1)
10.26	License Agreement by and among the Registrant and the other persons named therein (12)
10.27	Purchase and Sale Agreement and Joint Escrow Instructions dated April 30, 1997 by and between Mission Land Company, Mission-Vacaville, L.P. and Kilroy Realty, L.P. (13)
10.28	Agreement of Purchase and Sale and Joint Escrow Instructions dated April 30, 1997 by and between Camarillo Partners and Kilroy Realty, L.P. (13)
10.29	Purchase and Sale Agreement and Escrow Instructions dated May 5, 1997 by and between Kilroy Realty L.P. and Pullman Carnegie Associates (14)
10.30	Amendment to Purchase and Sale Agreement and Escrow Instructions dated June 27, 1997 by and between Pullman Carnegie Associates and Kilroy Realty, L.P. (14)
10.31	Purchase and Sale Agreement, Contribution Agreement and Joint Escrow Instructions dated May 12, 1997 by and between Shidler West Acquisition Company, LLC and Kilroy Realty, L.P. (15)
10.32
First Amendment to Purchase and Sale Agreement, Contribution Agreement and Joint Escrow Instructions dated June 6, 1997 by and between Shidler West Acquisition Company, L.L.C. and Kilroy Realty, L.P. (15)

10.33
Second Amendment to Purchase and Sale Agreement, Contribution Agreement and Joint Escrow Instructions dated June 12, 1997 by and between Shidler West Acquisition Company, LLC and Kilroy Realty, L.P. (15)

10.34	Agreement of Purchase and Sale and Joint Escrow Instructions dated June 12, 1997 by and between Mazda Motor of America, Inc. and Kilroy Realty, L.P. (14)
10.35	First Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated June 30, 1997 by and between Mazda Motor of America, Inc. and Kilroy Realty, L.P. (14)
10.36	Agreement for Purchase and Sale of 2100 Colorado Avenue, Santa Monica, California dated June 16, 1997 by and between Santa Monica Number Seven Associates L.P. and Kilroy Realty, L.P. (14)
10.37	Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners (16)
10.38	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated August 22, 1997 (16)
10.39	Second Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 5, 1997 (16)
10.40	Third Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 19, 1997 (16)

Exhibit Number	Description
10.41	Fourth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 22, 1997 (16)
10.42	Fifth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 23, 1997 (16)
10.43	Sixth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1998 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 25, 1997 (16)
10.44	Seventh Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 29, 1997 (16)
10.45	Eighth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated October 2, 1997 (16)
10.46	Ninth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated October 24, 1997 (16)
10.47	Contribution Agreement dated October 21, 1997 by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and The Allen Group and the Allens (17)
10.48
Purchase and Sale Agreement and Escrow Instructions dated December 11, 1997 by and between Kilroy Realty, L.P. and Swede-Cal Properties, Inc., Viking Investors of Southern California, L.P. and Viking Investors of Southern California II, L.P. (18)

10.49	Amendment to the Contribution Agreement dated October 14, 1998 by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and The Allen Group and the Allens dated October 21, 1997 (19)
10.50	Secured Promissory Notes and Deeds of Trusts Aggregating $80.0 Million payable to Metropolitan Life Insurance Company dated January 10, 2002 (20)
10.51	Secured Promissory Notes and Deeds of Trust Aggregating $115 million payable to Teachers Insurance and Annuity Association of America (21)
10.57†	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and John B. Kilroy, Jr. effective as of January 1, 2007 (25)
10.58†	Addendum No. 1 to Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and John B. Kilroy, Jr. effective as of February 12, 2008 (36)
10.59†	Amendment No. 2 to Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and John B. Kilroy, Jr. effective as of December 31, 2009 (36)
10.60†	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Jeffrey C. Hawken effective as of January 1, 2007 (25)
10.61†	Amendment No. 1 to Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Jeffrey C. Hawken effective as of December 31, 2009 (36)
10.62†	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Richard E. Moran Jr. effective as of January 1, 2007 (25)
10.63†	Amendment No. 1 to Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Richard E. Moran Jr. effective as of December 31, 2009 (36)
10.64	Letter confirmation dated March 27, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation and JPMorgan Chase Bank, National Association, London Branch (26)
10.65	Letter confirmation dated March 27, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation and Bank of America, N.A. (26)
10.66	Amendment to letter confirmation dated April 4, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation and JPMorgan Chase Bank, National Association, London Branch (27)
10.67	Amendment to letter confirmation dated April 4, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation and Bank of America, N.A. (27)
10.68†	Kilroy Realty Corporation 2007 Deferred Compensation Plan (30)
10.71†	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Tyler H. Rose effective as of January 1, 2007 (30)
10.72†	Amendment No. 1 to Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Tyler H. Rose effective as of December 31, 2009 (36)
10.73†	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Heidi Roth effective as of January 1, 2007 (30)
10.74†	Amendment No. 1 to Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Heidi Roth effective as of December 31, 2009 (36)

Exhibit Number	Description
10.75†	Kilroy Realty Corporation Stock Award Deferral Program (31)
10.76	Letter confirmation dated November 16, 2009, among Kilroy Realty, L.P., Kilroy Realty Corporation and JPMorgan Chase Bank, National Association, London Branch (35)
10.77	Letter confirmation dated November 16, 2009, among Kilroy Realty, L.P., Kilroy Realty Corporation and Bank of America, N.A. (35)
10.78	Letter confirmation dated November 20, 2009, among Kilroy Realty, L.P., Kilroy Realty Corporation and JPMorgan Chase Bank, National Association, London Branch (35)
10.79	Letter confirmation dated November 20, 2009, among Kilroy Realty, L.P., Kilroy Realty Corporation and Bank of America, N.A. (35)
10.80†	Form of Indemnification Agreement of Kilroy Realty Corporation with certain officers and directors (37)
10.81†	Separation Agreement and Release dated December 16, 2009 by and between Richard E. Moran Jr., Kilroy Realty, L.P. and Kilroy Realty Corporation (37)
10.82
Deed of Trust and Security Agreement dated January 26, 2010 between Kilroy Realty, L.P. and The Northwestern Mutual Life Insurance Company; related Promissory Note dated January 26, 2010 for $71 million payable to The Northwestern Mutual Life Insurance Company; and related Guarantee of Recourse Obligations dated January 26, 2010 by Kilroy Realty Corporation (37)

10.83
Agreement of Purchase and Sale and Joint Escrow Instructions dated April 12, 2010 by and between Kilroy Realty, L.P, a Delaware limited partnership, and MEPT 303 Second Street LLC, a Delaware limited liability company (42)

10.84
First Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated May 21, 2010 by and between Kilroy Realty, L.P, a Delaware limited partnership, and MEPT 303 Second Street LLC, a Delaware limited liability company (42)

10.85	Revolving Credit Agreement dated August 10, 2010 (43)
10.86	Guaranty of Payment dated August 10, 2010 (43)
10.87	Promissory Note dated January 12, 2011, executed by Kilroy Realty 303, LLC(44)
10.88	Deed of Trust, Security Agreement and Fixture Filing dated January 12, 2011, executed by Kilroy Realty 303, LLC(44)
10.89	Guaranty dated January 12, 2011, executed by Kilroy Realty, L.P.(44)
10.90	Unsecured Indemnity Agreement dated January 12, 2011, executed by Kilroy Realty 303, LLC(44)
10.91	First Amendment to Revolving Credit Agreement, dated June 22, 2011(47)
10.92	Sales Agreement, dated July 25, 2011, between Kilroy Realty Corporation, Kilroy Realty, LP. and Barclays Capital Inc.(48)
10.93	Sales Agreement, dated July 25, 2011, between Kilroy Realty Corporation, Kilroy Realty, LP. and Wells Fargo Securities, LLC(48)
10.94	Sales Agreement, dated July 25, 2011, between Kilroy Realty Corporation, Kilroy Realty, LP. and Merrill Lynch, Pierce, Fenner & Smith Incorporated(48)
10.95	Sales Agreement, dated July 25, 2011, between Kilroy Realty Corporation, Kilroy Realty, LP. and J.P. Morgan Securities LLC(48)
12.1*	Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges and Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Dividends of Kilroy Realty Corporation
12.2*	Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges of Kilroy Realty, L.P.
21.1*	List of Subsidiaries of Kilroy Realty Corporation
21.2*	List of Subsidiaries of Kilroy Realty, L.P.
23.1*	Consent of Deloitte & Touche LLP for Kilroy Realty Corporation
23.2*	Consent of Deloitte & Touche LLP for Kilroy Realty, L.P.
24.1*	Power of Attorney (included on the signature page of this Form 10-K)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty Corporation
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty Corporation
31.3*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty, L.P.

Exhibit Number	Description
31.4*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty, L.P.
32.1*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty Corporation
32.2*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty Corporation
32.3*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty, L.P.
32.4*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty, L.P.
101.1
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Capital, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.(5)

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

(5)
Pursuant to Rule 406T of Regulation S−T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

(6)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2000.

(7)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on August 11, 2004.

(8)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 9, 2004.

(9)	Previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 2 to Form S-11 (No. 333-15553).

(10)	Previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Form S-11 (No. 333-15553).

(11)	Previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 5 to Form S-11 (No. 333-15553).

(12)	Previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 4 to Form S-11 (No. 333-15553).

(13)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on June 6, 1997.

(14)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 15, 1997.

(15)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 3, 1997.

(16)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended September 30, 1997.

(17)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on

November 21, 1997.

(18)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 29, 1997.

(19)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended September 30, 1998.

(20)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2001.

(21)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2004.

(22)	Previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 2006.

(23)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 8, 2007.

(24)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2006.

(25)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on March 22, 2007.

(26)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on April 5, 2007.

(27)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on April 11, 2007.

(28)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2007.

(29)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2008.

(30)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2007.

(31)	Previously filed by Kilroy Realty Corporation as an exhibit to Form 8-K as filed with the Securities and Exchange Commission on January 2, 2008.

(32)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended September 30, 2008.

(33)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 27, 2009.

(34)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2009.

(35)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 25, 2009.

(36)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2008.

(37)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2009.

(38)	Previously filed by Kilroy Realty, L.P. as an exhibit to the General Form for Registration of Securities on Form 10 as filed with the Securities and Exchange Commission on August 18, 2010.

(39)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8−K as filed with the Securities and Exchange Commission on May 25, 2010.

(40)	Previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Form S−8 as filed with the Securities and Exchange Commission on June 11, 2010.

(41)	Previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8−K as filed with the Securities and Exchange Commission on November 4, 2010.

(42)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8−K as filed with the Securities and Exchange Commission on May 27, 2010.

(43)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8−K as filed with the Securities and Exchange Commission on August 11, 2010.

(44)	Previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 13, 2011.

(45)	Previously filed by Kilroy Corporation and Kilroy Realty, L.P. as an exhibit the Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on March 1, 2011.

(46)	Previously filed by Kilroy Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 6, 2011.

(47)	Previously filed by Kilroy Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on June 23, 2011.

(48)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 28, 2011.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Kilroy Realty Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 8, 2012.

KILROY REALTY CORPORATION

By	/s/ Heidi R Roth
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

Name	Title	Date

/s/ John B. Kilroy Sr.	Chairman of the Board	February 8, 2012
John B. Kilroy, Sr.
/s/ John B. Kilroy, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 8, 2012
John B. Kilroy, Jr.
/s/ Tyler H. Rose	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 8, 2012
Tyler H. Rose
/s/ Heidi R. Roth	Senior Vice President and Controller (Principal Accounting Officer)	February 8, 2012
Heidi R. Roth
/s/ Edward F. Brennan, Ph.D.	Director	February 8, 2012
Edward F. Brennan, Ph.D.
/s/ William P. Dickey	Director	February 8, 2012
William P. Dickey
/s/ Scott S. Ingraham	Director	February 8, 2012
Scott S. Ingraham
/s/ Dale F. Kinsella	Director	February 8, 2012
Dale F. Kinsella

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Kilroy Realty, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 8, 2012.

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

Name	Title	Date

/s/ John B. Kilroy, Sr.	Chairman of the Board	February 8, 2012
John B. Kilroy, Sr.
/s/ John B. Kilroy, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 8, 2012
John B. Kilroy, Jr.
/s/ Tyler H. Rose	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 8, 2012
Tyler H. Rose
/s/ Heidi R. Roth	Senior Vice President and Controller (Principal Accounting Officer)	February 8, 2012
Heidi R. Roth
/s/ Edward F. Brennan, Ph.D.	Director	February 8, 2012
Edward F. Brennan, Ph.D.
/s/ William P. Dickey	Director	February 8, 2012
William P. Dickey
/s/ Scott S. Ingraham	Director	February 8, 2012
Scott S. Ingraham
/s/ Dale F. Kinsella	Director	February 8, 2012
Dale F. Kinsella

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2011 AND 2010
AND FOR THE THREE YEARS ENDED DECEMBER 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Kilroy Realty Corporation
Los Angeles, California

We have audited the accompanying consolidated balance sheets of Kilroy Realty Corporation (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2012, expressed an unqualified opinion on the Company’s internal controls over financial reporting.

/s/    DELOITTE & TOUCHE LLP
Los Angeles, California
February 8, 2012

KILROY REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2011	2010
ASSETS
REAL ESTATE ASSETS (Notes 3,18 and 19):
Land and improvements	$537,574	$491,333
Buildings and improvements	2,830,310	2,435,173
Undeveloped land and construction in progress	430,806	290,365
Total real estate held for investment	3,798,690	3,216,871
Accumulated depreciation and amortization	(742,503)	(672,429)
Total real estate held for investment, net	3,056,187	2,544,442

REAL ESTATE ASSETS AND OTHER ASSETS HELD FOR SALE, NET (Note 19)	84,156	—
CASH AND CASH EQUIVALENTS	4,777	14,840
RESTRICTED CASH	358	1,461
MARKETABLE SECURITIES (Notes 13 and 16)	5,691	4,902
CURRENT RECEIVABLES, NET (Note 5)	8,395	6,258
DEFERRED RENT RECEIVABLES, NET (Note 5)	101,142	89,052
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLES ASSETS, NET (Notes 3 and 4)	155,522	131,066
DEFERRED FINANCING COSTS, NET (Notes 2 and 7)	18,368	16,447
PREPAID EXPENSES AND OTHER ASSETS, NET	12,199	8,097
TOTAL ASSETS	$3,446,795	$2,816,565
LIABILITIES, NONCONTROLLING INTEREST AND EQUITY
LIABILITIES:
Secured debt, net (Notes 3, 6 and 7)	$351,825	$313,009
Exchangeable senior notes, net (Notes 6 and 7)	306,892	299,964
Unsecured senior notes, net (Notes 6 and 7)	980,569	655,803
Unsecured line of credit (Notes 6 and 7)	182,000	159,000
Accounts payable, accrued expenses and other liabilities	81,713	68,525
Accrued distributions (Note 10)	22,692	20,385
Deferred revenue and acquisition-related intangible liabilities, net (Notes 3, 4 and 8)	79,781	79,322
Rents received in advance and tenant security deposits	26,917	29,189
Liabilities and deferred revenue of real estate assets held for sale (Note 19)	13,286	—
Total liabilities	2,045,675	1,625,197
COMMITMENTS AND CONTINGENCIES (Note 15)
NONCONTROLLING INTEREST (Note 9):
7.45% Series A Cumulative Redeemable Preferred units of the Operating Partnership	73,638	73,638
EQUITY (Notes 9 and 10):
Stockholders’ Equity:
Preferred Stock, $.01 par value, 30,000,000 shares authorized,
7.45% Series A Cumulative Redeemable Preferred stock, $.01 par value,1,500,000 shares authorized, none issued and outstanding	—	—
7.80% Series E Cumulative Redeemable Preferred stock, $.01 par value, 1,610,000 shares authorized, issued and outstanding ($40,250 liquidation preference)	38,425	38,425
7.50% Series F Cumulative Redeemable Preferred stock, $.01 par value, 3,450,000 shares authorized, issued and outstanding ($86,250 liquidation preference)	83,157	83,157
Common stock, $.01 par value, 150,000,000 shares authorized, 58,819,717 and 52,349,670 shares issued and outstanding, respectively	588	523
Additional paid-in capital	1,448,997	1,211,498
Distributions in excess of earnings	(277,450)	(247,252)
Total stockholders’ equity	1,293,717	1,086,351
Noncontrolling Interest:
Common units of the Operating Partnership	33,765	31,379
Total equity	1,327,482	1,117,730
TOTAL LIABILITIES, NONCONTROLLING INTEREST AND EQUITY	$3,446,795	$2,816,565

See accompanying notes to consolidated financial statements

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2011	2010	2009
REVENUES:
Rental income	$332,489	$261,534	$234,391
Tenant reimbursements	27,976	22,918	26,703
Other property income	6,666	2,944	3,710
Total revenues	367,131	287,396	264,804
EXPENSES:
Property expenses	72,869	56,389	47,439
Real estate taxes	32,521	26,342	23,175
Provision for bad debts	644	16	423
Ground leases (Note 4 and 15)	1,779	984	1,597
General and administrative expenses (Note 17)	28,148	27,963	39,938
Acquisition-related expenses	4,053	2,248	—
Depreciation and amortization (Notes 2 and 4)	133,220	99,611	84,290
Total expenses	273,234	213,553	196,862
OTHER (EXPENSES) INCOME:
Interest income and other net investment gains (Note 16)	571	964	1,300
Interest expense (Note 7)	(89,409)	(59,941)	(46,119)
(Loss) gain on early extinguishment of debt (Note 7)	—	(4,564)	4,909
Total other (expenses) income	(88,838)	(63,541)	(39,910)
INCOME FROM CONTINUING OPERATIONS	5,059	10,302	28,032
DISCONTINUED OPERATIONS (Note 19)
Income from discontinued operations	10,843	8,635	7,498
Net gain on dispositions of discontinued operations	51,587	949	2,485
Total income from discontinued operations	62,430	9,584	9,983
NET INCOME	67,489	19,886	38,015
Net income attributable to noncontrolling common units of the Operating Partnership	(1,474)	(178)	(1,025)
NET INCOME ATTRIBUTABLE TO KILROY REALTY CORPORATION	66,015	19,708	36,990
PREFERRED DISTRIBUTIONS AND DIVIDENDS:
Distributions to noncontrolling cumulative redeemable preferred units of the Operating Partnership	(5,588)	(5,588)	(5,588)
Preferred dividends	(9,608)	(9,608)	(9,608)
Total preferred distributions and dividends	(15,196)	(15,196)	(15,196)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$50,819	$4,512	$21,794
(Loss) income from continuing operations available to common stockholders per common share—basic (Note 20)	$(0.20)	$(0.12)	$0.28
(Loss) income from continuing operations available to common stockholders per common share—diluted (Note 20)	$(0.20)	$(0.12)	$0.28
Net income available to common stockholders per share—basic (Note 20)	$0.87	$0.07	$0.53
Net income available to common stockholders per share—diluted (Note 20)	$0.87	$0.07	$0.53
Weighted average common shares outstanding—basic (Note 20)	56,717,121	49,497,487	38,705,101
Weighted average common shares outstanding—diluted (Note 20)	56,717,121	49,497,487	38,732,126
Dividends declared per common share	$1.40	$1.40	$1.63

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share/unit data)

	Preferred Stock	Common Stock				Total Stock- holders’ Equity	Noncontrolling Interest – Common Units of the Operating Partnership	Total Equity
		Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AT DECEMBER 31, 2008	$121,582	33,086,148	$331	$700,122	$(137,052)	$684,983	$29,903	$714,886
Net income					36,990	36,990	1,025	38,015
Issuance of common stock (Note 10)		10,062,500	100	191,572		191,672		191,672
Issuance of share-based compensation awards (Note 12)		55,998		7,753		7,753		7,753
Noncash amortization of share-based compensation				12,338		12,338		12,338
Repurchase of common stock and restricted stock units		(86,482)		(2,725)		(2,725)		(2,725)
Equity component of 4.25% Exchangeable Notes (Note 7)				19,835		19,835		19,835
Cost of capped call options on common stock				(12,127)		(12,127)		(12,127)
Allocation to the equity component of cash paid upon repurchase of 3.25% Exchangeable Notes (Note 7)				(2,323)		(2,323)		(2,323)
Exchange of common units of the Operating Partnership (Note 10)		30,598		516		516	(516)	—
Adjustment for noncontrolling interest (Note 2)				(1,304)		(1,304)	1,304	—
Preferred dividends and distributions					(15,196)	(15,196)		(15,196)
Dividends declared per common share and common unit ($1.63 per share/unit)					(65,464)	(65,464)	(2,826)	(68,290)
BALANCE AT DECEMBER 31, 2009	121,582	43,148,762	431	913,657	(180,722)	854,948	28,890	883,838
Net income					19,708	19,708	178	19,886
Issuance of common stock (Note 10)		9,200,000	92	299,755		299,847		299,847
Issuance of share-based compensation awards (Note 12)		3,239		2,151		2,151		2,151
Noncash amortization of share-based compensation				6,687		6,687		6,687
Exercise of stock options		4,000		83		83		83
Repurchase of common stock and restricted stock units		(59,782)		(2,121)		(2,121)		(2,121)
Settlement of restricted stock units for shares of common stock (Note 12)		53,451		(1,296)		(1,296)		(1,296)
Allocation to the equity component of cash paid upon repurchase of 3.25% Exchangeable Notes (Note 7)				(2,694)		(2,694)		(2,694)
Adjustment for noncontrolling interest (Note 2)				(4,724)		(4,724)	4,724	—
Preferred dividends and distributions					(15,196)	(15,196)		(15,196)
Dividends declared per common share and common unit ($1.40 per share/unit)					(71,042)	(71,042)	(2,413)	(73,455)
BALANCE AS OF DECEMBER 31, 2010	121,582	52,349,670	523	1,211,498	(247,252)	1,086,351	31,379	1,117,730
Net income					66,015	66,015	1,474	67,489
Issuance of common stock (Note 10)		6,392,805	64	233,248		233,312		233,312
Issuance of share-based compensation awards (Note 12)		68,727	1	2,738		2,739		2,739
Noncash amortization of share-based compensation				5,588		5,588		5,588
Exercise of stock options		15,000		395		395		395
Repurchase of common stock and restricted stock units (Note 12)		(11,485)		(1,152)		(1,152)		(1,152)
Exchange of common units of the Operating Partnership (Note 10)		5,000		91		91	(91)	—
Adjustment for noncontrolling interest (Note 2)				(3,409)		(3,409)	3,409	—
Preferred dividends and distributions					(15,196)	(15,196)		(15,196)
Dividends declared per common share and common unit ($1.40 per share/unit)					(81,017)	(81,017)	(2,406)	(83,423)
BALANCE AS OF DECEMBER 31, 2011	$121,582	58,819,717	$588	$1,448,997	$(277,450)	$1,293,717	$33,765	$1,327,482

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$67,489	$19,886	$38,015
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of building and improvements and leasing costs	135,467	102,898	86,825
Increase (decrease) in provision for bad debts	644	(1,063)	569
Depreciation of furniture, fixtures and equipment	1,130	911	827
Noncash amortization of share-based compensation awards (Note 12)	4,482	6,031	12,253
Noncash amortization of deferred financing costs and debt discounts and premiums	13,540	12,490	10,171
Noncash amortization of above/(below) market rents (Note 4)	1,056	1,377	(359)
Net gain on dispositions of discontinued operations (Note 19)	(51,587)	(949)	(2,485)
Noncash amortization of deferred revenue related to tenant-funded tenant improvements (Note 8)	(9,349)	(9,689)	(9,757)
Straight-line rents	(21,331)	(13,616)	(6,911)
Loss (gain) on early extinguishment of debt (Note 7)	—	4,564	(4,909)
Net change in other operating assets	(5,434)	(9,065)	(1,863)
Net change in other operating liabilities	2,779	5,509	2,589
Other, net	(630)	543	—
Net cash provided by operating activities	138,256	119,827	124,965
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for acquisitions of operating properties (Note 3)	(603,301)	(637,620)	—
Expenditures for operating properties	(62,739)	(71,099)	(35,532)
Expenditures for development and redevelopment properties and undeveloped land	(28,517)	(21,832)	(18,633)
Net proceeds received from dispositions of operating properties (Note 19)	64,171	14,978	4,933
Increase in acquisition-related deposits	(5,000)	—	—
Decrease (increase) in restricted cash	1,103	3,120	(1,387)
Receipt of principal payments on note receivable (Note 5)	—	10,679	145
Net cash used in investing activities	(634,283)	(701,774)	(50,474)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock (Note 10)	233,312	299,847	191,672
Borrowings on unsecured line of credit	550,000	660,000	142,000
Repayments on unsecured line of credit	(527,000)	(598,000)	(297,000)
Proceeds from the issuance of secured debt (Note 7)	135,000	71,000	—
Principal payments on secured debt	(127,665)	(103,247)	(21,766)
Proceeds from the issuance of unsecured senior notes (Note 7)	324,476	572,672	—
Repayments of unsecured debt (Note 7)	—	(61,000)	—
Repurchase of exchangeable senior notes (Note 7)	—	(151,097)	(150,390)
Proceeds from issuance of exchangeable senior notes (Note 7)	—	—	172,500
Cost of capped call options on common stock (Note 7)	—	—	(12,127)
Financing costs	(9,060)	(14,912)	(9,325)
Decrease (increase) in loan deposit and other	2,859	(605)	—
Repurchase of common stock and restricted stock units	(1,152)	(3,417)	(2,725)
Proceeds from exercise of stock options	395	83	—
Dividends and distributions paid to common stockholders and common unitholders	(80,005)	(69,224)	(71,804)
Dividends and distributions paid to preferred stockholders and preferred unitholders	(15,196)	(15,196)	(15,196)
Net cash provided by (used in) financing activities	485,964	586,904	(74,161)
Net (decrease) increase in cash and cash equivalents	(10,063)	4,957	330
Cash and cash equivalents, beginning of year	14,840	9,883	9,553
Cash and cash equivalents, end of year	$4,777	$14,840	$9,883

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(in thousands)

	Year Ended December 31,
	2011	2010	2009
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $7,615, $7,697, and $7,381 as of December 31, 2011, 2010 and 2009, respectively	$68,280	$45,986	$36,808
NONCASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$14,301	$19,563	$11,222
Tenant improvements funded directly by tenants to third-parties	$3,288	$4,758	$1,480
Assumption of secured debt with property acquisition (Notes 3 and 7)	$30,042	$51,079
Assumption of other liabilities with property acquisitions (Note 3)	$4,515	$10,840
NONCASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders (Note 10)	$21,188	$18,925	$15,705
Accrual of dividends and distributions payable to preferred stockholders and preferred unitholders (Note 10)	$1,909	$1,909	$1,909
Issuance of share-based compensation awards (Note 12)	$7,797	$5,910	$18,001
Exchange of common units of the Operating Partnership into shares of the Company’s common stock (Note 10)	$91	$—	$516

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Kilroy Realty, L.P.
Kilroy Realty, L.P.
Los Angeles, California

We have audited the accompanying consolidated balance sheets of Kilroy Realty, L.P. (the “Operating Partnership”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, capital, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Operating Partnership's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2012, expressed an unqualified opinion on the Operating Partnership's internal controls over financial reporting.

/s/    DELOITTE & TOUCHE LLP
Los Angeles, California
February 8, 2012

KILROY REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	December 31,
	2011	2010

ASSETS
REAL ESTATE ASSETS (Notes 3, 18 and 19):
Land and improvements	$537,574	$491,333
Buildings and improvements	2,830,310	2,435,173
Undeveloped land and construction in progress	430,806	290,365
Total real estate held for investment	3,798,690	3,216,871
Accumulated depreciation and amortization	(742,503)	(672,429)
Total real estate held for investment, net	3,056,187	2,544,442

REAL ESTATE ASSETS AND OTHER ASSETS HELD FOR SALE, NET (Note 19)	84,156	—
CASH AND CASH EQUIVALENTS	4,777	14,840
RESTRICTED CASH	358	1,461
MARKETABLE SECURITIES (Notes 13 and 16)	5,691	4,902
CURRENT RECEIVABLES, NET (Note 5)	8,395	6,258
DEFERRED RENT RECEIVABLES, NET (Note 5)	101,142	89,052
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Notes 3 and 4)	155,522	131,066
DEFERRED FINANCING COSTS, NET (Notes 2 and 7)	18,368	16,447
PREPAID EXPENSES AND OTHER ASSETS, NET	12,199	8,097
TOTAL ASSETS	$3,446,795	$2,816,565
LIABILITIES, NONCONTROLLING INTEREST AND CAPITAL
LIABILITIES:
Secured debt, net (Notes 3, 6 and 7)	$351,825	$313,009
Exchangeable senior notes, net (Notes 6 and 7)	306,892	299,964
Unsecured senior notes, net (Notes 6 and 7)	980,569	655,803
Unsecured line of credit (Notes 6 and 7)	182,000	159,000
Accounts payable, accrued expenses and other liabilities	81,713	68,525
Accrued distributions (Note 10)	22,692	20,385
Deferred revenue and acquisition-related intangible liabilities, net (Notes 3, 4 and 8)	79,781	79,322
Rents received in advance and tenant security deposits	26,917	29,189
Liabilities and deferred revenue of real estate assets held for sale (Note 19)	13,286	—
Total liabilities	2,045,675	1,625,197
COMMITMENTS AND CONTINGENCIES (Note 15)
7.45% SERIES A CUMULATIVE REDEEMABLE PREFERRED UNITS (Note 9)	73,638	73,638
CAPITAL (Notes 9 and 11):
Partners' Capital:
7.80% Series E Cumulative Redeemable Preferred units, 1,610,000 units issued and outstanding ($40,250 liquidation preference)	38,425	38,425
7.50% Series F Cumulative Redeemable Preferred units, 3,450,000 units issued and outstanding ($86,250 liquidation preference)	83,157	83,157
Common units, 58,819,717 and 52,349,670 held by the general partner and 1,718,131 and 1,723,131 held by common limited partners issued and outstanding, respectively	1,203,259	994,511
Total Partners' Capital	1,324,841	1,116,093
Noncontrolling interests in consolidated subsidiaries	2,641	1,637
Total capital	1,327,482	1,117,730
TOTAL LIABILITIES, NONCONTROLLING INTEREST AND CAPITAL	$3,446,795	$2,816,565

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit and per unit data)

	Year Ended December 31,
	2011	2010	2009
REVENUES:
Rental income	$332,489	$261,534	$234,391
Tenant reimbursements	27,976	22,918	26,703
Other property income (Note 17)	6,666	2,944	3,710
Total revenues	367,131	287,396	264,804
EXPENSES:
Property expenses	72,869	56,389	47,439
Real estate taxes	32,521	26,342	23,175
Provision for bad debts	644	16	423
Ground leases (Notes 4 and 15)	1,779	984	1,597
General and administrative expenses	28,148	27,963	39,938
Acquisition-related expenses	4,053	2,248	—
Depreciation and amortization (Notes 2 and 4)	133,220	99,611	84,290
Total expenses	273,234	213,553	196,862
OTHER (EXPENSES) INCOME:
Interest income and other net investment gains (Note 16)	571	964	1,300
Interest expense (Note 7)	(89,409)	(59,941)	(46,119)
(Loss) gain on early extinguishment of debt (Note 7)	—	(4,564)	4,909
Total other (expenses) income	(88,838)	(63,541)	(39,910)
INCOME FROM CONTINUING OPERATIONS	5,059	10,302	28,032
DISCONTINUED OPERATIONS (Note 19)
Income from discontinued operations	10,843	8,635	7,498
Net gain on dispositions of discontinued operations	51,587	949	2,485
Total income from discontinued operations	62,430	9,584	9,983
NET INCOME	67,489	19,886	38,015
Net income attributable to noncontrolling interests in consolidated subsidiaries	(529)	(162)	(201)
NET INCOME ATTRIBUTABLE TO KILROY REALTY, L.P.	66,960	19,724	37,814
PREFERRED DISTRIBUTIONS	(15,196)	(15,196)	(15,196)
NET INCOME AVAILABLE TO COMMON UNITHOLDERS	$51,764	$4,528	$22,618
(Loss) income from continuing operations available to common unitholders per unit-basic (Note 21)	$(0.20)	$(0.12)	$0.28
(Loss) income from continuing operations available to common unitholders per unit-diluted (Note 21)	$(0.20)	$(0.12)	$0.28
Net income available to common unitholders per unit-basic (Note 21)	$0.86	$0.07	$0.53
Net income available to common unitholders per unit-diluted (Note 21)	$0.86	$0.07	$0.53
Weighted average common units outstanding-basic (Note 21)	58,437,444	51,220,618	40,436,196
Weighted average common units outstanding-diluted (Note 21)	58,437,444	51,220,618	40,463,221
Distributions declared per common unit	$1.40	$1.40	$1.63

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(in thousands, except unit and per unit data)

	Partners' Capital			Total Partners' Capital	Noncontrolling Interests in Consolidated Subsidiaries
	Preferred Units	Number of Common Units	Common Units			Total Capital
BALANCE AS OF DECEMBER 31, 2008	$121,582	34,839,877	$591,394	$712,976	$1,910	$714,886
Net income			37,814	37,814	201	38,015
Issuance of common units (Note 10)		10,062,500	191,672	191,672		191,672
Issuance of share-based compensation awards (Note 12)		55,998	7,753	7,753		7,753
Noncash amortization of share-based compensation			12,338	12,338		12,338
Repurchase of common units and restricted stock units		(86,482)	(2,725)	(2,725)		(2,725)
Equity component of 4.25% Exchangeable Notes (Note 7)			19,835	19,835		19,835
Cost of capped call options			(12,127)	(12,127)		(12,127)
Allocation to the equity component of cash paid upon repurchase of 3.25% Exchangeable Notes (Note 7)			(2,323)	(2,323)		(2,323)
Other			611	611	(611)	—
Preferred distributions			(15,196)	(15,196)		(15,196)
Distributions declared per common unit ($1.63 per unit)			(68,290)	(68,290)		(68,290)
BALANCE AS OF DECEMBER 31, 2009	121,582	44,871,893	760,756	882,338	1,500	883,838
Net income			19,724	19,724	162	19,886
Issuance of common units (Note 10)		9,200,000	299,847	299,847		299,847
Issuance of share-based compensation awards (Note 12)		3,239	2,151	2,151		2,151
Noncash amortization of share-based compensation			6,687	6,687		6,687
Exercise of stock options		4,000	83	83		83
Repurchase of common units and restricted stock units		(59,782)	(2,121)	(2,121)		(2,121)
Settlement of restricted stock units (Note 12)		53,451	(1,296)	(1,296)		(1,296)
Allocation to the equity component of cash paid upon repurchase of 3.25% Exchangeable Notes (Note 7)			(2,694)	(2,694)		(2,694)
Other			25	25	(25)	—
Preferred distributions			(15,196)	(15,196)		(15,196)
Distributions declared per common unit ($1.40 per unit)			(73,455)	(73,455)		(73,455)
BALANCE AS OF DECEMBER 31, 2010	121,582	54,072,801	994,511	1,116,093	1,637	1,117,730
Net income			66,960	66,960	529	67,489
Issuance of common units (Note 10)		6,392,805	233,312	233,312		233,312
Issuance of share-based compensation awards (Note 12)		68,727	2,739	2,739		2,739
Noncash amortization of share-based compensation			5,588	5,588		5,588
Exercise of stock options		15,000	395	395		395
Repurchase of common units and restricted stock units (Note 12)		(11,485)	(1,152)	(1,152)		(1,152)
Other			(475)	(475)	475	—
Preferred distributions			(15,196)	(15,196)		(15,196)
Distributions declared per common unit ($1.40 per unit)			(83,423)	(83,423)		(83,423)
BALANCE AS OF DECEMBER 31, 2011	$121,582	60,537,848	$1,203,259	$1,324,841	$2,641	$1,327,482

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$67,489	$19,886	$38,015
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of building and improvements and leasing costs	135,467	102,898	86,825
Increase (decrease) in provision for bad debts	644	(1,063)	569
Depreciation of furniture, fixtures and equipment	1,130	911	827
Noncash amortization of share-based compensation awards (Note 12)	4,482	6,031	12,253
Noncash amortization of deferred financing costs and debt discounts and premiums	13,540	12,490	10,171
Noncash amortization of above/(below) market rents (Note 4)	1,056	1,377	(359)
Net gain on dispositions of discontinued operations (Note 19)	(51,587)	(949)	(2,485)
Noncash amortization of deferred revenue related to tenant-funded tenant improvements (Note 8)	(9,349)	(9,689)	(9,757)
Straight-line rents	(21,331)	(13,616)	(6,911)
Loss (gain) on early extinguishment of debt (Note 7)	—	4,564	(4,909)
Net change in other operating assets	(5,434)	(9,065)	(1,863)
Net change in other operating liabilities	2,779	5,509	2,589
Other, net	(630)	543	—
Net cash provided by operating activities	138,256	119,827	124,965
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for acquisitions of operating properties (Note 3)	(603,301)	(637,620)	—
Expenditures for operating properties	(62,739)	(71,099)	(35,532)
Expenditures for development and redevelopment properties and undeveloped land	(28,517)	(21,832)	(18,633)
Net proceeds received from dispositions of operating properties (Note 19)	64,171	14,978	4,933
Increase in acquisition-related deposits	(5,000)	—	—
Decrease (increase) in restricted cash	1,103	3,120	(1,387)
Receipt of principal payments on note receivable (Note 5)	—	10,679	145
Net cash used in investing activities	(634,283)	(701,774)	(50,474)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common units (Note 10)	233,312	299,847	191,672
Borrowings on unsecured line of credit	550,000	660,000	142,000
Repayments on unsecured line of credit	(527,000)	(598,000)	(297,000)
Proceeds from the issuance of secured debt (Note 7)	135,000	71,000	—
Principal payments on secured debt	(127,665)	(103,247)	(21,766)
Proceeds from the issuance of unsecured senior notes (Note 7)	324,476	572,672	—
Repayments of unsecured debt (Note 7)	—	(61,000)	—
Repurchase of exchangeable senior notes (Note 7)	—	(151,097)	(150,390)
Proceeds from issuance of exchangeable senior notes (Note 7)	—	—	172,500
Cost of capped call options (Note 7)	—	—	(12,127)
Financing costs	(9,060)	(14,912)	(9,325)
Decrease (increase) in loan deposits and other	2,859	(605)	—
Repurchase of common stock	(1,152)	(3,417)	(2,725)
Proceeds from exercise of stock options	395	83	—
Distributions paid to common unitholders	(80,005)	(69,224)	(71,804)
Distributions paid to preferred unitholders	(15,196)	(15,196)	(15,196)
Net cash provided by (used in) financing activities	485,964	586,904	(74,161)
Net (decrease) increase in cash and cash equivalents	(10,063)	4,957	330
Cash and cash equivalents, beginning of year	14,840	9,883	9,553
Cash and cash equivalents, end of year	$4,777	$14,840	$9,883

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS -(Continued)
(in thousands)

	Year Ended December 31,
	2011	2010	2009
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $7,615, $7,697, and $7,381 as of December 31, 2011, 2010 and 2009, respectively	$68,280	$45,986	$36,808
NONCASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$14,301	$19,563	$11,222
Tenant improvements funded directly by tenants to third-parties	$3,288	$4,758	$1,480
Assumption of secured debt with property acquisition (Notes 3 and 7)	$30,042	$51,079
Assumption of other liabilities with property acquisitions (Note 3)	$4,515	$10,840
NONCASH FINANCING TRANSACTIONS:
Accrual of distributions payable to common unitholders (Note 11)	$21,188	$18,925	$15,705
Accrual of distributions payable to preferred unitholders (Note 11)	$1,909	$1,909	$1,909
Issuance of share-based compensation awards (Note 12)	$7,797	$5,910	$18,001

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2011

1.	Organization and Ownership
Organization
Kilroy Realty Corporation (the "Company") is a self-administered real estate investment trust (“REIT”) active in office and industrial submarkets along the West Coast. We own, develop, acquire and manage real estate assets, consisting primarily of Class A properties in the coastal regions of Los Angeles, Orange County, San Diego, the San Francisco Bay Area and greater Seattle, which we believe have strategic advantages and strong barriers to entry. We qualify as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). The Company's common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “KRC.”
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
The following table of office buildings (the "Office Properties") and industrial buildings (the "Industrial Properties") summarizes our stabilized portfolio of operating properties as of December 31, 2011. As of December 31, 2011, all of our properties are owned and all of our business is currently conducted in the state of California with the exception of the ownership and operation of six office properties located in the state of Washington.

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied
Office Properties (1)	104	11,421,112	419	90.1%
Industrial Properties	39	3,413,354	63	100.0%
Total Stabilized Portfolio	143	14,834,466	482	92.4%

________________________

(1)	Includes ten office properties acquired in 2011 for a total amount of $546.3 million (see Note 3 for additional information).
Our stabilized portfolio excludes undeveloped land, development and redevelopment properties currently under construction or committed for construction, "lease-up" properties, and properties held-for-sale. As of December 31, 2011, we had four office redevelopment properties under construction encompassing approximately 918,000 rentable square feet, three of which we commenced redevelopment on in 2011. We define "lease-up" properties as properties we recently developed or redeveloped that have not yet reached 95% occupancy and are within one year following cessation of major construction activities. We had no "lease-up" properties as of December 31, 2011. As of December 31, 2011, we had two office properties held-for-sale encompassing approximately 253,676 rentable square feet.
As of December 31, 2011, the Company owned a 97.2% general partnership interest in the Operating Partnership. The remaining 2.8% common limited partnership interest in the Operating Partnership as of December 31, 2011 was owned by non-affiliated investors and certain of our directors and officers (see Note 9). Both the general and limited common partnership interests in the Operating Partnership are denominated in common units. The number of common units held by the Company is at all times equivalent to the number of outstanding shares of the Company's common stock, and the rights of all the common units to quarterly distributions and payments in liquidation mirror those of the Company's common stockholders. The common limited partners have certain redemption rights as provided in the Operating Partnership's Fifth Amended and Restated Agreement of Limited Partnership (as amended, the “Partnership Agreement”) (see Note 9).
Kilroy Realty Finance, Inc., our wholly-owned subsidiary, is the sole general partner of the Finance Partnership and owns a 1.0% general partnership interest. The Operating Partnership owns the remaining 99.0% limited partnership interest. Kilroy Services, LLC ("KSLLC"), which is a wholly-owned subsidiary of the Operating Partnership, is the entity through which we conduct substantially all of our development activities. With the exception of the Operating Partnership, all of our subsidiaries, which include, Kilroy Realty TRS, Inc., Kilroy Realty Management, L.P., Kilroy RB, LLC, Kilroy RB II, LLC, Kilroy Realty Northside Drive, LLC and Kilroy Realty 303, LLC, are wholly-owned.

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

As of December 31, 2011 the consolidated financial statements of the Company and the Operating Partnership also include one variable interest entity ("VIE") in which we are deemed to be the primary beneficiary. In September 2011, we acquired an office building which was transferred to a special purpose VIE to facilitate a potential like-kind exchange pursuant to Section 1031 of the Code to defer any taxable gains on sales for federal and state income tax purposes ("Section 1031 Exchange"). The Company is obligated to complete the Section 1031 Exchange and take title to the property within 180 days of the initial acquisition date. The VIE will be terminated upon the completion of the Section 1031 Exchange. The impact of consolidating the VIE increased the Company's total assets and liabilities by approximately $108.5 million and $7.3 million, respectively, at December 31, 2011. As of December 31, 2010, the consolidated financial statements of the Company and the Operating Partnership included one bankruptcy-remote VIE, Kilroy Realty Northside Drive, LLC, which was established to hold the $51.1 million of secured debt, net, assumed in connection with the acquisition of three office buildings in San Diego, California (see Notes 3 and 7). The impact of consolidating the VIE increased the Company's total assets and liabilities by approximately $52.7 million and $53.0 million, respectively, at December 31, 2010. In November 2011, we repaid this loan and the entity no longer met the criteria to be a VIE.

Change in Statements of Cash Flows Presentation
Certain prior period amounts in the consolidated statements of cash flows of the Company and the Operating Partnership have been reclassified to conform to the current period presentation. We reclassified cash flow changes due to Marketable securities, Current receivables, Other deferred leasing costs and Prepaid expenses and other assets into "Net change in other operating assets" for all periods presented. We also reclassified cash flow changes due to Accounts payable, accrued expenses and other liabilities, Deferred revenue and Rents received in advance and tenant security deposits into "Net change in other operating liabilities" for all periods presented. Each category change had previously been presented separately.

Significant Accounting Policies
Acquisitions
We record the acquired tangible and intangible assets and assumed liabilities of operating property acquisitions at fair value at the acquisition date. The acquired assets and assumed liabilities for an operating property acquisition generally include but are not limited to: land, buildings and improvements; and identified tangible and intangible assets and liabilities associated with in-place leases, including tenant improvements, leasing costs, value of above-market and below-market operating leases and ground leases, acquired in-place lease values and tenant relationships, if any. Costs directly associated with an operating property acquisition are expensed as incurred.
The fair value of land is derived from comparable sales of land within the same submarket and/or region. The fair value of buildings and improvements, tenant improvements, and leasing costs are based upon current market replacement costs and other relevant market rate information.
The fair value of the above-market or below-market component of an acquired in-place operating lease is based upon the present value (calculated using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining non-cancellable lease term and (ii) management's estimate of the rents that would be paid using fair market rental rates and rent escalations at the date of acquisition measured over the remaining non-cancellable term of the lease for above-market operating leases and the initial non-cancellable term plus the term of any below-market fixed rate renewal options, if applicable, for below-market operating leases. Our below-market operating leases generally do not include fixed rate or below-market renewal options. The amounts recorded for above-market operating leases are included in deferred leasing costs and acquisition-related intangibles, net on the balance sheet and are amortized on a straight-line basis as a reduction of rental income over the remaining term of the applicable leases. The amounts recorded for below-market operating leases are included in deferred revenue and acquisition-related liabilities, net on the balance sheet and are amortized on a straight-line basis as an increase to rental income over the remaining term of the applicable leases plus the term of any below-market fixed rate renewal options, if applicable.
The fair value of acquired in-place leases is derived based on management's assessment of lost revenue and costs incurred for the period required to lease the "assumed vacant" property to the occupancy level when purchased. The amount recorded for acquired in-place leases is included in deferred leasing costs and acquisition-related intangibles, net on the balance sheet and amortized as an increase to depreciation and amortization expense over the remaining term of the applicable leases.
Fully amortized intangible assets are written off on January 1st of each fiscal year.

We record acquisitions of undeveloped land or the subsequent acquisition of the fee interest in land underlying our properties at the purchase price paid and capitalize the associated acquisition costs.

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
When evaluating properties to be held and used for potential impairment, we first evaluate whether there are any indicators of impairment for any of our properties. If any impairment indicators are present for a specific property, we then perform an undiscounted cash flow analysis and compare the net carrying amount of the property to the property's estimated undiscounted future cash flow over the anticipated holding period. If the estimated undiscounted future cash flow is less than the net carrying amount of the property, we then perform an impairment loss calculation to determine if the fair value of the property is less than the net carrying value of the property. Our impairment loss calculation compares the net carrying amount of the property to the property's estimated fair value, which may be based on estimated discounted future cash flow calculations or third-party valuations or appraisals. We would recognize an impairment loss if the asset's net carrying amount exceeds the asset's estimated fair value. If we were to recognize an impairment loss, the estimated fair value of the asset (less costs to sell for assets held for sale) would become its new cost basis. For a depreciable long-lived asset, the new cost basis would be depreciated (amortized) over the remaining useful life of that asset. We did not record any impairment losses for the periods presented.
Cost Capitalization
All costs clearly associated with the development, redevelopment and construction of a property are capitalized as project costs, including internal compensation costs. In addition, the following costs are capitalized as project costs during periods in which activities necessary to prepare development and redevelopment properties for its intended use are in progress: pre-construction costs essential to the development of the property, interest, real estate taxes, insurance.

•	For development and redevelopment properties that are pre-leased, we cease capitalization when revenue recognition commences, which is upon substantial completion of tenant improvements.

•
For development and redevelopment properties that are not pre-leased, we may not immediately build out the tenant improvements. Therefore we cease capitalization when revenue recognition commences upon substantial completion of the tenant improvements, but in any event not later than one year after the cessation of major construction activities. We also cease capitalization on a development or redevelopment property when activities necessary to prepare the property for its intended use have been suspended.

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
Depreciation and Amortization of Buildings and Improvements
The cost of buildings and improvements and tenant improvements are depreciated using the straight-line method of accounting over the estimated useful lives set forth in the table below. Depreciation expense for buildings and improvements, including discontinued operations, for the three years ended December 31, 2011, 2010, and 2009 was $106.0 million, $86.3 million and $74.0 million, respectively.

Asset Description	Depreciable Lives
Buildings and improvements	25 – 40 years
Tenant improvements	1 – 20 years(1)
________________________

(1)	Tenant improvements are amortized over the shorter of the lease term or the estimated useful life.

Discontinued Operations and Properties Held for Sale
The revenues and expenses of operating properties that have been sold, if material, and the revenues and expenses of operating properties that have been classified as held for sale, if material, are reported in the consolidated statements of operations as discontinued operations for all periods presented through the date of the applicable disposition. The net gains (losses) on disposition of operating properties are reported in the consolidated statements of operations as discontinued operations in the period the properties are sold. In determining whether the revenues, expenses, and net gains (losses) on dispositions of operating properties are reported as discontinued operations, we evaluate whether we have any significant continuing involvement in the operations, leasing, or management of the sold property. If we were to determine that we had any significant continuing involvement, the revenues, expenses and net gain (loss) on dispositions of the operating property would not be recorded in discontinued operations.
An operating property is classified as held for sale when certain criteria are met, including but not limited to the availability of the asset for immediate sale, the existence of an active program to locate a buyer, and the probable sale or transfer of the asset within one year. If such criteria are met, we present the applicable assets and liabilities related to the property held for sale, if material, separately on the balance sheet and we would cease to record depreciation and amortization expense. Properties held for sale are reported at the lower of their carrying value or their estimated fair value less the estimated costs to sell. As of December 31, 2011, we had two buildings classified as held for sale (see Note 19). We did not have any properties classified as held for sale as of December 31, 2010.
Revenue Recognition
We recognize revenue from rent, tenant reimbursements, parking, and other revenue once all of the following criteria are met:

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
When management concludes that we are the owner of tenant improvements for accounting purposes, management records the cost to construct the tenant improvements as a capital asset. In addition, management records the cost of certain tenant improvements paid for or reimbursed by tenants as capital assets when management concludes that we are the owner of such tenant improvements. For these tenant improvements, management records the amount funded or reimbursed by tenants as deferred revenue, which is amortized on a straight-line basis as additional rental income over the term of the related lease.
When management concludes that the tenant is the owner of tenant improvements for accounting purposes, management records our contribution towards those improvements as a lease incentive, which is included in deferred leasing costs and acquisition-related intangibles, net on our consolidated balance sheets and amortized as a reduction to rental income on a straight-line basis over the term of the lease.
Tenant Reimbursements
Reimbursements from tenants, consisting of amounts due from tenants for common area maintenance, real estate taxes, and other recoverable costs, are recognized as revenue in the period the recoverable costs are incurred. Tenant reimbursements are recognized and recorded on a gross basis, as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier, and have credit risk.
Other Property Income
Other property income primarily includes amounts recorded in connection with lease terminations and tenant bankruptcy settlement payments. Lease termination fees are amortized over the remaining lease term, if applicable. If there is no remaining lease term, they are recognized when received and realized. Other property income also includes miscellaneous income from tenants, such as fees related to the restoration of leased premises to their original condition and fees for late rental payments.

Allowances for Uncollectible Tenant and Deferred Rent Receivables
We carry our current and deferred rent receivables net of allowances for uncollectible amounts. Our determination of the adequacy of these allowances is based primarily upon evaluations of individual receivables, current economic conditions, historical loss experience, and other relevant factors. The allowances are increased or decreased through the provision for bad debts on our consolidated statements of operations.
Cash and Cash Equivalents
We consider all highly-liquid investments with original maturities of three months or less to be cash equivalents.
Restricted Cash
Restricted cash consists of cash held as collateral to provide credit enhancement for the Operating Partnership's mortgage debt, including cash reserves for capital expenditures, tenant improvements, and property taxes and proceeds from dispositions that are temporarily held at qualified intermediaries for purposes of facilitating potential Section 1031 Exchanges.
Marketable Securities / Deferred Compensation Plan
Marketable securities reported in our consolidated balance sheets represent the assets held in connection with the Kilroy Realty Corporation 2007 Deferred Compensation Plan (the "Deferred Compensation Plan") (see Note 13). The Deferred Compensation Plan assets are held in a limited rabbi trust and invested in various mutual and money market funds. As a result, the marketable securities are treated as trading securities for financial reporting purposes and are adjusted to fair value at the end of each accounting period, with the corresponding gains and losses recorded in interest income and other net investment gains.
At the time eligible management employees ("Participants") defer compensation or earn mandatory Company contributions, or if we were to make a discretionary contribution, we record compensation cost and a corresponding deferred compensation plan liability, which is included in accounts payable, accrued expenses, and other liabilities on our consolidated balance sheets. This liability is adjusted to fair value at the end of each accounting period based on the performance of the benchmark funds selected by each Participant, and the impact of adjusting the liability to fair value is recorded as an increase or decrease to compensation cost. The impact of adjusting the deferred compensation plan liability to fair value and the changes in the value of the marketable securities held in connection with the Deferred Compensation Plan generally offset and therefore does not significantly impact net income.
Deferred Leasing Costs
Costs incurred in connection with successful property leasing are capitalized as deferred leasing costs and classified as investment activities in the statement of cash flows. Deferred leasing costs consist primarily of leasing commissions and also include certain internal payroll costs and lease incentives, which are amortized using the straight-line method of accounting over the lives of the leases which generally range from one to 20 years. We reevaluate the remaining useful lives of leasing costs as the creditworthiness of our tenants and economic and market conditions change. If we determine that the estimated remaining life of a lease has changed, we adjust the amortization period accordingly. Fully amortized deferred leasing costs are written off on January 1st of each fiscal year.
Deferred Financing Costs
Costs incurred in connection with debt financings are recorded as deferred financing costs. Deferred financing costs are generally amortized using the straight-line method of accounting, which approximates the effective interest method, over the contractual terms of the applicable financings. As of December 31, 2011 and 2010, deferred financing costs were reported net of accumulated amortization of $16.8 million and $12.1 million, respectively.
Exchangeable Debt Instruments
The initial proceeds from exchangeable debt that may be settled in cash, including partial cash settlements, are bifurcated between a liability component and an equity component associated with the embedded conversion option. The liability and equity components of exchangeable debt are separately accounted for in a manner such that the interest expense on the exchangeable debt is not recorded at the stated rate of interest but rather at an effective rate that reflects the issuer’s conventional debt borrowing rate at the date of issuance.
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
Debt Discounts and Premiums

Original issuance debt discounts and discounts/premiums related to recording debt acquired in connection with operating property acquisitions at fair value are generally amortized and accreted on a straight-line basis, which approximates the effective interest method. The discounts are recorded as additional interest expense from the date of issuance through the contractual maturity date of the related debt. The premiums are recorded as a reduction to interest expense from the date of issuance through the contractual maturity date of the related debt. Our secured debt and unsecured senior notes are presented net of net unamortized discounts of $1.6 million and $2.8 million, as of December 31, 2011 and 2010, respectively.
Noncontrolling Interests in the Company's Consolidated Financial Statements
Noncontrolling interests in the Company's consolidated financial statements represent the issued and outstanding 1,510,000 7.45% Series A Cumulative Redeemable Preferred Units of the Operating Partnership (“Series A Preferred Units”) and common limited partnership interests in the Operating Partnership not held by the Company (“noncontrolling common units”).
The Series A Preferred Units are presented in the temporary equity section of the Company's consolidated balance sheets after total liabilities and before equity and reported at redemption value, less issuance costs, given that the Series A Preferred Units contain a right of redemption at the option of the holders in the event of certain corporate events (see Note 9).
Noncontrolling common units are presented in the equity section of the Company's consolidated balance sheets and reported at their proportionate share of the net assets of the Operating Partnership. Noncontrolling interests with redemption provisions that permit the issuer to settle in either cash or common shares at the option of the issuer must be further evaluated to determine whether equity or temporary equity classification on the balance sheet is appropriate. Since the common units contain such a provision, we evaluated the accounting guidance and determined that the common units qualify for equity presentation in the Company's consolidated financial statements (see Note 9).
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
Preferred Partnership Interests on the Operating Partnership's Consolidated Balance Sheets
Preferred partnership interests of the Operating Partnership represent the issued and outstanding 1,510,000 Series A Preferred Units, 1,610,000 7.80% Series E Cumulative Redeemable Preferred Units ("Series E Preferred Units") and 3,450,000 7.50% Series F Cumulative Redeemable Preferred Units ("Series F Preferred Units").
The Series A Preferred Units are presented in the temporary equity section of the Operating Partnership's consolidated balance sheets after total liabilities and before equity and reported at redemption value, less issuance costs, given that the Series A Preferred Units contain a right of redemption at the option of the holders in the event of certain corporate events (see Note 9).
The Series E and Series F Preferred Units are presented in the permanent equity section of the Operating Partnership's consolidated balance sheets given that the Series E and Series F Preferred Units may be redeemed only at our option (see Notes 9 and 11). The Company is the holder of both the Series E and Series F Preferred Units and for each Series E and Series F Preferred Unit, the Company has an equivalent number of shares of the Company's 7.80% Series E Cumulative Redeemable Preferred Stock and shares of the Company's 7.50% Series F Cumulative Redeemable Preferred Stock publicly issued and outstanding.
Common Partnership Interests on the Operating Partnership's Consolidated Balance Sheets
The common units held by the Company and the noncontrolling common units held by the common limited partners are both presented in the permanent equity section of the Operating Partnership's consolidated balance sheets in partners' capital. The redemption rights of the noncontrolling common units permit us to settle the redemption obligation in either cash or shares of the Company's common stock at our option (see Note 9).
Noncontrolling Interests on the Operating Partnership's Consolidated Balance Sheets
Noncontrolling interests of the Operating Partnership represent the Company's 1.0% general partnership interest in the Finance Partnership. This noncontrolling interest is presented in the permanent equity section of the Operating Partnership's consolidated balance sheets given that these interests are not convertible or redeemable into any other ownership interest of the Company or the Operating Partnership.
Equity Offerings
Underwriting commissions and offering costs incurred in connection with equity offerings and our at-the-market stock offering program (see Note 10) are reflected as a reduction of additional paid-in capital.

The net proceeds from any equity offering of the Company are contributed to the Operating Partnership in exchange for a number of common units equivalent to the number of shares of common stock issued and are reflected in the Operating Partnership's consolidated financial statements as an increase in partners' capital.
Share-based Incentive Compensation Accounting
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
In accordance with the provisions of our share-based incentive compensation plans, we accept the return of shares of Company common stock, at the current quoted market price, from certain key employees to satisfy minimum statutory tax-withholding requirements related to shares that vested during the period.
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
Nonvested share-based payment awards (including nonvested restricted stock units ("RSUs") and dividend equivalents issued to holders of RSUs) containing nonforfeitable rights to dividends or dividend equivalents are accounted for as participating securities and included in the computation of basic and diluted net income (loss) available to common stockholders per share pursuant to the two-class method. The dilutive effect of stock options are reflected in the weighted average diluted outstanding shares calculation by application of the treasury stock method. The dilutive effect of Exchangeable Notes are reflected in the weighted average diluted outstanding shares calculation when the average quoted trading price of the Company's common stock on the NYSE for the periods presented was above the Exchangeable Notes exchange prices. The dilutive effect of the outstanding nonvested shares of common stock (“nonvested shares”) and RSUs that have not yet been granted but are contingently issuable under the share-based compensation programs is reflected in the weighted average diluted shares calculation by application of the treasury stock method at the beginning of the quarterly period in which all necessary conditions have been satisfied.

Basic and Diluted Net Income (Loss) Available to Common Unitholders per Unit
Basic net income (loss) available to common unitholders per unit is computed by dividing net income (loss) available for common unitholders, after the allocation of income to participating securities, by the weighted-average number of vested common units outstanding, for the period. Diluted net income (loss) available to common unitholders per unit is computed by dividing net income (loss) available for common unitholders, after the allocation of income to participating securities, by the sum of the weighted-average number of common units outstanding for the period plus the assumed exercise of all dilutive securities.
The dilutive effect of stock options, Exchangeable Notes, outstanding nonvested shares, RSUs, and awards containing nonforfeitable rights to dividend equivalents are reflected in diluted net income (loss) available to common unitholders per unit in the same manner as noted above for net income (loss) available for common stockholders per share.
Fair Value Measurements
The fair value of our financial assets and liabilities are disclosed in Note 16 to our consolidated financial statements. The only financial assets and liabilities recorded at fair value on a recurring basis in our consolidated financial statements are the marketable securities and the related deferred compensation plan liability. We elected not to apply the fair value option for any of our eligible financial instruments or other items.
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
We determine the fair value for the marketable securities and deferred compensation plan liability using quoted prices in active markets for identical assets. Our other financial instruments, which are only disclosed at fair value, are comprised of secured debt, unsecured senior notes, unsecured line of credit, and Exchangeable Notes.
We generally determine the fair value of our secured debt and unsecured line of credit by performing discounted cash flow analyses using an appropriate market discount rate. We calculate the market rate by obtaining period-end treasury rates for maturities that correspond to the maturities of our fixed-rate debt and then adding an appropriate credit spread based on information obtained from third-party financial institutions. We calculate the market rate of our unsecured line of credit by obtaining the period-end London Interbank Offered Rate ("LIBOR") rate and then adding an appropriate credit spread based on information obtained from third-party financial institutions. These credit spreads take into account factors, including but not limited to, our credit profile, the tenure of the debt, amortization period, whether the debt is secured or unsecured, and the loan-to-value ratio of the debt to the collateral. These calculations are significantly affected by the assumptions used, including the discount rate, credit spreads, and estimates of future cash flow. We determine the fair value of the liability component of our Exchangeable Notes by performing discounted cash flow analyses using an appropriate market interest rate based upon spreads for our publicly traded debt. We determine the fair value of each of our publicly traded unsecured senior notes based on their quoted trading price at the end of the reporting period.
Carrying amounts of our cash and cash equivalents, restricted cash, and accounts payable approximate fair value due to their short-term maturities.
Segment Reporting
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
During the year ended December 31, 2011, the amount of revenues and Net Operating Income generated by our Industrial Properties, in relation to our total consolidated operating portfolio revenues and Net Operating Income, fell below the required 10% quantitative reporting thresholds; thus our only reportable segment for the year ended December 31, 2011 is our Office Properties segment. For the years ended December 31, 2010 and 2009, the amount of revenues and Net Operating Income generated by our Industrial Properties, in relation to our total consolidated operating portfolio revenues and Net Operating Income, was greater than the required 10% quantitative reporting threshold and the Industrial Properties were considered to be a reportable segment under GAAP.
Income Taxes
We have elected to be taxed as a REIT under Sections 856 through 860 of the Code. To qualify as a REIT, we must distribute annually at least 90% of our adjusted taxable income, as defined in the Code, to our stockholders and satisfy certain other organizational and operating requirements. For distributions with respect to taxable years ended on or before December 31, 2011, IRS g uidance allows REITs to satisfy up to 90% of this requirement through the distribution of shares of common stock, if certain conditions are met. We generally will not be subject to federal income taxes if we distribute 100% of our taxable income for each year to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and we may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and to federal income taxes and excise taxes on our undistributed taxable income. We believe that we have met all of the REIT distribution and technical requirements for the years ended December 31, 2011, 2010 and 2009, and we were not subject to any federal income taxes (see Note 22). We intend to continue to adhere to these requirements and maintain the Company’s REIT status.
In addition, any taxable income from our taxable REIT subsidiary, which was formed in August 2002, is subject to federal, state, and local income taxes. For each of the years ended December 31, 2011, 2010, and 2009, the taxable REIT subsidiary had less than $30,000 of taxable income.
Uncertain Tax Positions
We include favorable tax positions in the calculation of tax liabilities if it is more likely than not that our adopted tax position will prevail if challenged by tax authorities.
As a result of our REIT status, we are able to claim a dividends-paid deduction on our tax return to deduct the full amount of common and preferred dividends paid to stockholders when computing our annual taxable income. Since this dividends-paid deduction has historically exceeded our taxable income, the Company has historically had significant return of capital to its stockholders. In order for us to be required to record any unrecognized tax benefits or additional tax liabilities, any adjustment for potential uncertain tax positions would need to exceed the return of capital.
We evaluated the potential impact of identified uncertain tax positions for all tax years still subject to potential audit under state and federal income tax law and concluded that our return of capital would not be materially affected for any of the years still subject to potential audit. As of December 31, 2011, the years still subject to audit are 2007 through 2011 under the California state income tax law and 2008 through 2011 under the federal income tax law. We concluded that we did not have any unrecognized tax benefits or any additional tax liabilities as of December 31, 2011 and 2010.
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
Concentration of Credit Risk
All of our properties and all of our business is currently conducted in the state of California with the exception of the ownership and operation of six office properties located in the state of Washington. The ability of the tenants to honor the terms of their leases is dependent upon the economic, regulatory, and social factors affecting the communities in which the tenants operate.
As of December 31, 2011, our 15 largest tenants represented approximately 34.9% of total annualized base rental revenues.
We have deposited cash with financial institutions that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. As of December 31, 2011 and 2010, we had cash accounts in excess of FDIC insured limits.
Recent Accounting Pronouncements
In December 2010, the Financial Accounting Standards Board issued new guidance clarifying that the disclosure of supplementary proforma information for business combinations should be presented such that revenues and earnings of the combined entity are calculated as though the relevant business combinations that occurred during the current reporting period had occurred as of the beginning of the comparable prior annual reporting period. The guidance also improves the usefulness of the supplementary proforma information by requiring a description of the nature and amount of material, non-recurring proforma adjustments that are directly attributable to the business combinations. We adopted these provisions for our consolidated financial statements for the year ended December 31, 2010 and subsequent periods. Thus the application of these provisions are reflected in the supplementary proforma disclosures for our acquisitions in Notes 26 and 27.

3.	Acquisitions
During the years ended December 31, 2011 and 2010, we acquired the 21 office properties listed below from unrelated third parties. Unless otherwise noted, we funded these acquisitions principally with public offerings of common stock (see Note 10) and unsecured senior notes (see Note 7), borrowings under the unsecured line of credit (see Note 7) and disposition proceeds (see Note 19).

Property	Acquisition	Number of Buildings	Rentable Square Feet (unaudited)	Occupancy as of December 31, 2011 (unaudited)	Purchase Price (in millions) (1)

2011 Acquisitions
250 Brannan Street, San Francisco, CA	January 28, 2011	1	92,948	100.0%	$33.0
10210, 10220, and 10230 NE Points Drive; 3933 Lake Washington Boulevard NE, Kirkland, WA (2)	April 21, 2011	4	279,924	88.5%	100.1
10770 Wateridge Circle, San Diego, CA	May 12, 2011	1	174,310	97.5%	32.7
601 108th Avenue N.E., Bellevue, WA	June 3, 2011	1	488,470	88.1%	215.0
4040 Civic Center Drive, San Rafael, CA	June 9, 2011	1	126,787	93.1%	32.2
201 Third Street, San Francisco, CA	September 15, 2011	1	332,076	88.5%	103.3
301 Brannan Street, San Francisco, CA	November 15, 2011	1	74,430	66.1%	30.0
370 Third Street, San Francisco, CA	December 15, 2011	1	410,000	8.9% (3)	91.5
Total		11	1,978,945		$637.8

2010 Acquisitions
2385 Northside Drive, San Diego, CA (4)	March 17, 2010	1	88,795	76.3%	$18.0
303 Second Street, San Francisco, CA	May 26, 2010	1	734,035	96.9%	233.3
999 Town & Country, Orange, CA	June 18, 2010	1	98,551	100.0%	22.3
2211 Michelson Drive, Irvine, CA	June 24, 2010	1	271,556	92.3%	103.2
2355, 2365, 2375 Northside Drive, San Diego, CA (5)	June 30, 2010	3	190,634	83.1%	52.6
15050 NE 36th Street, Redmond, WA	October 28, 2010	1	122,103	100.0%	46.0
100 First Street, San Francisco, CA	November 10, 2010	1	466,490	94.3%	191.5
2305 Historic Decatur Road, San Diego, CA	November 24, 2010	1	103,900	95.3%	30.9
Total		10	2,076,064		$697.8

________________________

(1)	Excludes acquisition-related costs.

(2)
In connection with this acquisition, we assumed secured debt with an outstanding principal balance of $30.0 million and an initial premium of $1.0 million as a result of recording this debt at fair value on the acquisition date (see Note 7).

(3)	Property was added to our redevelopment portfolio upon acquisition.

(4)	This property is a part of Mission City Corporate Center.

(5)
These properties are part of Mission City Corporate Center. We assumed secured debt with an outstanding principal balance of $52.0 million, net of an initial discount of $0.9 million, in connection with this acquisition (see Note 7). In November 2011, we repaid this loan.

The related assets, liabilities, and results of operations of all acquired properties are included in the consolidated financial statements as of the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the respective acquisition dates for our 2011 and 2010 acquisitions:

2011 Acquisitions
	601 108th Avenue N.E., Bellevue, WA(1)	201 Third Street San Francisco, CA (1)	All Other Acquisitions(2)	Total
	(in thousands)
Assets
Land (3)	$—	$19,260	$42,650	$61,910
Buildings and improvements (4)	214,095	84,018	165,995	464,108
Undeveloped land and construction in progress (5)	—	—	91,905	91,905
Deferred leasing costs and acquisition-related intangible assets (6)	13,790	8,700	23,070	45,560
Total assets acquired	227,885	111,978	323,620	663,483
Liabilities
Deferred revenue and acquisition-related intangible liabilities (7)	12,850	8,700	3,120	24,670
Secured debt, net (8)	—	—	30,997	30,997
Accounts payable, accrued expenses and other liabilities	2,380	76	2,059	4,515
Total liabilities assumed	15,230	8,776	36,176	60,182
Net assets and liabilities acquired (9)	$212,655	$103,202	$287,444	$603,301

2010 Acquisitions
	303 Second Street, San Francisco, CA (1)	100 First Street, San Francisco, CA (1)	All Other Acquisitions (2)	Total
	(in thousands)
Assets
Land	$63,550	$49,150	$49,809	$162,509
Buildings and improvements (4)	154,203	131,239	195,825	481,267
Deferred leasing costs and acquisition-related intangible assets (10)	19,828	21,150	29,151	70,129
Restricted cash (11)	2,522	—	—	2,522
Total assets acquired	240,103	201,539	274,785	716,427
Liabilities
Deferred revenue and acquisition-related intangible liabilities (12)	3,210	9,920	3,737	16,867
Secured debt, net (13)	—	—	51,100	51,100
Accounts payable, accrued expenses, and other liabilities	3,565	4,430	2,845	10,840
Total liabilities assumed	6,775	14,350	57,682	78,807
Net assets and liabilities acquired (9)	$233,328	$187,189	$217,103	$637,620
________________________

(1)
The purchase of 601 108th Avenue N.E., Bellevue, WA, and 201 Third Street, San Francisco, CA, represent the two largest acquisitions and approximately 50% of the total aggregate purchase price of the properties acquired during the year ended December 31, 2011. The purchase of 303 Second Street, San Francisco, CA, and 100 First Street, San Francisco, CA, represent the two largest acquisitions and approximately 61% of the total purchase price of the total acquisitions for the year ended December 31, 2010.

(2)
The purchase price of all other acquisitions completed during the years ended December 31, 2011 and 2010 were individually less than 5% and in aggregate less than 10% of the Company's total assets as of December 31, 2010 and 2009, respectively.

(3)
In connection with the acquisitions of 601 108th Avenue N.E., Bellevue, WA, and 370 Third Street, San Francisco, CA, we assumed the lessee obligations under ground leases that are scheduled to expire in November 2093 and December 2022, respectively (see Notes 4 and 15 for additional information pertaining to these ground leases).

(4)	Represents buildings, building improvements, and tenant improvements.

(5)	Balance primarily relates to the building and improvements at 370 Third Street, San Francisco, CA, which was added to the Company's redevelopment portfolio at acquisition.

(6)
Represents in-place leases (approximately $29.4 million with a weighted average amortization period of 4.0 years), above-market leases (approximately $6.8 million with a weighted average amortization period of 4.5 years), unamortized leasing commissions (approximately $9.2 million with a weighted average amortization period of 2.6 years) and a below-market ground lease obligation (approximately $0.2 million with a weighted average amortization period of 1.0 years).

(7)
Represents below-market leases (approximately $19.5 million with a weighted average amortization period of 4.0 years) and an above-market ground lease obligation (approximately $5.2 million with a weighted average amortization period of 82.5 years), under which we are the lessee.

(8)
Represents the mortgage loan, which includes an unamortized premium of approximately $1.0 million at the date of acquisition, assumed in connection with the properties acquired in April 2011 (see Note 7).

(9)	Reflects the purchase price net of assumed secured debt and other lease-related obligations.

(10)
Represents in-place leases (approximately $31.7 million with a weighted average amortization period of 6.0 years), above-market leases (approximately $21.3 million with a weighted average period of 5.8 years), and unamortized leasing commissions (approximately $17.1 million with a weighted average amortization period of 4.5 years).

(11)
Represents unfunded tenant improvements and leasing commission obligations for in-place leases of which approximately $2.5 million was held in an escrow account as restricted cash at the date of acquisition. As of December 31, 2010, $6.4 million of obligations and $0.3 million of restricted cash remained included on our consolidated balance sheet.

(12)	Represents below-market leases (weighted average amortization period of 10.9 years).

(13)	Represents the mortgage debt assumed in connection with the acquisition of Mission City Corporate Center.

4.	Deferred Leasing Costs and Acquisition-related Intangible Assets and Liabilities, net
The following table summarizes our deferred leasing costs and acquisition-related intangible assets (acquired value of leasing costs, above-market operating leases, in-place leases and below-market ground lease obligation) and intangible liabilities (acquired value of below-market operating leases and above-market ground lease obligation) as of December 31, 2011 and 2010:

	December 31,
	2011	2010
	(in thousands)
Deferred Leasing Costs and Acquisition-related Intangible Assets, net:
Deferred leasing costs	$142,652	$128,980
Accumulated amortization	(52,974)	(45,869)
Deferred leasing costs, net	89,678	83,111
Above-market operating leases	28,143	21,321
Accumulated amortization	(8,101)	(2,163)
Above-market operating leases, net	20,042	19,158
In-place leases	61,355	36,964
Accumulated amortization	(15,753)	(8,167)
In-place leases, net	45,602	28,797
Below-market ground lease obligation	200	—
Accumulated amortization	—	—
Below-market ground lease obligation, net	200	—
Total deferred leasing costs and acquisition-related intangible assets, net	$155,522	$131,066
Acquisition-related Intangible Liabilities, net(1):
Below-market operating leases	$37,582	$21,938
Accumulated amortization	(6,158)	(5,094)
Below-market operating leases, net	31,424	16,844
Above-market ground lease obligation	5,200	—
Accumulated amortization	(37)	—
Above-market ground lease obligation, net	5,163	—
Total acquisition-related intangible liabilities, net	$36,587	$16,844
________________________

(1)	Included in deferred revenue and acquisition-related intangible liabilities, net in the consolidated balance sheets.

The following table sets forth amortization related to deferred leasing costs and acquisition-related intangibles for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Deferred leasing costs (1)	$16,905	$13,344	$12,431
Net above (below)-market operating leases (2)	1,056	1,377	(359)
In-place leases (1)	12,575	3,266	431
Net (above) below-market ground lease obligation(3)	(37)	—	—
Total	$30,499	$17,987	$12,503

_________________________

(1)	The amortization of deferred leasing costs and in-place leases is recorded to depreciation and amortization expense in the consolidated statements of operations for the periods presented.

(2)
The amortization of net above-market operating leases is recorded as a decrease to rental income for the years ended December 31, 2011 and 2010, and the amortization of net below-market operating leases is recorded as an increase to rental income for the year ended December 31, 2009 in the consolidated statements of operations.

(3)	The amortization of the net above-market ground lease obligation is recorded as a decrease to ground lease expense in the consolidated statements of operations for the period presented.

The following table sets forth the estimated annual amortization expense related to deferred leasing costs and acquisition-related intangibles as of December 31, 2011 for future periods:

Year Ending	Deferred Leasing Costs	Net Above/(Below)-Market Operating Leases (1)	In-Place Leases	Net (Above)/Below-Market Ground Lease Obligation (2)
	(in thousands)
2012	$18,941	$(1,684)	$13,478	$137
2013	17,031	(1,831)	11,408	(63)
2014	15,037	(1,629)	8,500	(63)
2015	11,547	(1,039)	4,798	(63)
2016	9,275	(146)	2,435	(63)
Thereafter	17,847	(5,053)	4,983	(4,848)
Total	$89,678	$(11,382)	$45,602	$(4,963)

_______________________

(1)
Represents estimated annual net amortization related to above-/(below)-market operating leases. Amounts shown represent net below-market operating leases which will be recorded as an increase to rental income in the consolidated statements of operations.

(2)
Represents estimated annual net amortization related to (above)/below-market ground lease obligations. Amounts shown for 2012 represent net below-market ground lease obligations which will be recorded as an increase to ground lease expense in the consolidated statements of operations. Amounts shown for 2013-2016 and for the periods thereafter represent net above-market ground lease obligations which will be recorded as a decrease to ground lease expense in the consolidated statements of operations.

5. Receivables
Current Receivables, net
Current receivables, net is primarily comprised of contractual rents and other lease-related obligations due from tenants. The balance consisted of the following as of December 31, 2011 and 2010:

	December 31,
	2011	2010
	(in thousands)
Current receivables	$10,985	$9,077
Allowance for uncollectible tenant receivables	(2,590)	(2,819)
Current receivables, net	$8,395	$6,258

Deferred Rent Receivables, net
Deferred rent receivables, net consisted of the following as of December 31, 2011 and 2010:

	December 31,
	2011	2010
	(in thousands)
Deferred rent receivables	$104,548	$92,883
Allowance for deferred rent receivables	(3,406)	(3,831)
Total deferred rent receivables, net	$101,142	$89,052

Note Receivable
In July 2010, we received $10.6 million in cash for the full repayment of a previously outstanding note receivable.

6.    Secured and Unsecured Debt of the Company
In this Note 6, the "Company" refers solely to Kilroy Realty Corporation and not to any of our subsidiaries. The Company itself does not hold any indebtedness. All of our secured and unsecured debt is held directly by the Operating Partnership.
The Company generally guarantees all the Operating Partnership's unsecured debt obligations including the unsecured line of credit (the "Credit Facility"), the 6.625% unsecured senior notes due 2020, the 4.80% unsecured senior notes due 2018, the 5.00% unsecured senior notes due 2015, the 6.45% unsecured senior notes due 2014, and the Exchangeable Notes. As of December 31, 2011 and 2010, the Operating Partnership had $1.5 billion and $1.1 billion, respectively, outstanding in total under these unsecured debt obligations.
In addition, although the remaining $0.4 billion and $0.3 billion of the Operating Partnership's debt for December 31, 2011 and 2010, respectively, is secured and non-recourse to the Company, the Company provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments, and environmental liabilities.
The Company and the Operating Partnership are both named parties to the the capped call option transactions discussed further in Note 7.
Debt Covenants and Restrictions
One of the covenants contained within the $500.0 million Credit Facility, as discussed further below in Note 7 prohibits the Company from paying dividends in excess of 95% of funds from operations ("FFO").

7.    Secured and Unsecured Debt of the Operating Partnership
Secured Debt
The following table sets forth the composition of our secured debt as of December 31, 2011 and 2010:

	Annual Stated		December 31,
Type of Debt	Interest Rate (1)	Maturity Date	2011	2010
			(in thousands)
Mortgage note payable	4.27%	February 2018	$135,000	$—
Mortgage note payable	5.57%	August 2012	71,517	73,048
Mortgage note payable	6.51%	February 2017	69,507	70,344
Mortgage note payable (2)	6.70%	December 2011	—	69,980
Mortgage note payable (3)	5.10%	April 2012	—	51,357
Mortgage note payable (4)	4.94%	April 2015	30,191	—
Mortgage note payable	4.95%	August 2012	29,754	30,441
Mortgage note payable	7.15%	May 2017	13,294	15,235
Public facility bonds (5)	Various	Various	2,562	2,604
Total			$351,825	$313,009

_______________________

(1)	All our secured debt had fixed rate interest rates for both periods presented.

(2)	In October 2011, we repaid this loan prior to the stated maturity with borrowings under the Credit Facility.

(3)
In June 2010, in connection with the acquisition of three office buildings in San Diego, California, we assumed a mortgage loan that is secured by the project. The assumed mortgage loan had a principal balance of $52.0 million at the acquisition date and was recorded at fair value at the date of acquisition resulting in an initial discount of approximately $0.9 million. This discount was accreted on a straight-line basis, which approximates the effective interest method, as additional interest expense from the acquisition date through the maturity date of the mortgage loan. This resulted in interest being recorded at an effective interest rate of 6.13% for financial reporting purposes. The mortgage loan and the three office buildings that secure the mortgage loan were held in a consolidated bankruptcy remote special purpose entity and were not available to satisfy the debts and other obligations of the Company or the Operating Partnership. In November 2011, we repaid this loan prior to the stated maturity with borrowings under the Credit Facility.

(4)
In April 2011, in connection with the acquisition of four office buildings in Kirkland, Washington, we assumed a mortgage loan that is secured by the project. The assumed mortgage loan had a principal balance of $30.0 million at the acquisition date and was recorded at fair value at the date of acquisition resulting in an initial premium of approximately $1.0 million. This premium will be accreted on a straight-line basis, which approximates the effective interest method, as a reduction to interest expense from the acquisition date through the maturity date of the mortgage loan. This will result in interest being recorded at an effective interest rate of 4.00% for financial reporting purposes.

(5)
The public facility bonds (the “Bonds”), the proceeds from which were used to finance infrastructure improvements on one of the Company’s undeveloped land parcels, were issued in February 2008 by the City of Carlsbad. The Bonds have annual maturities from September 1, 2012 through September 1, 2038, with interest rates ranging from 4.60% to 6.20%. Principal and interest payments for the Bonds will be charged through the assessment of special property taxes.

The Operating Partnership’s secured debt was collateralized by 18 operating properties as of December 31, 2011 with a combined net book value of $567.8 million and 29 operating properties at December 31, 2010 with a combined net book value of $389.0 million.

As of December 31, 2011, six of the Operating Partnership's seven secured loans contained restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt. The mortgage notes payable are secured by deeds of trust on certain of our properties and the assignment of certain rents and leases associated with those properties. The Bonds are secured by property tax payments.
Exchangeable Senior Notes
The following table summarizes the balance and significant terms of the Exchangeable Notes outstanding as of December 31, 2011 and 2010:

	3.25% Exchangeable Notes		4.25% Exchangeable Notes
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
	(in thousands)
Principal amount	$148,000	$148,000	$172,500	$172,500
Unamortized discount	(924)	(4,004)	(12,684)	(16,532)
Net carrying amount of liability component	$147,076	$143,996	$159,816	$155,968
Carrying amount of equity component	$33,675		$19,835
Issuance date	April 2007		November 2009
Maturity date	April 2012		November 2014
Stated coupon rate (1)(2)	3.25%		4.25%
Effective interest rate (3)	5.45%		7.13%
Exchange rate per $1,000 principal value of the Exchangeable Notes, as adjusted (4)	11.3636		27.8307
Exchange price, as adjusted (4)	$88.00		$35.93
Number of shares on which the aggregate consideration to be delivered on conversion is determined (4)	1,681,813		4,800,796
_______________

(1)	Interest on the 3.25% Exchangeable Notes is payable semi-annually in arrears on April 15th and October 15th of each year.

(2)	Interest on the 4.25% Exchangeable Notes is payable semi-annually in arrears on May 15th and November 15th of each year.

(3)
The rate at which we record interest expense for financial reporting purposes, which reflects the amortization of the discounts on the Exchangeable Notes (see Note 2). This rate represents our conventional debt borrowing rate at the date of issuance.

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
For the year ended December 31, 2011, the per share average trading price of the Company's common stock on the NYSE of $37.27 was higher than the $35.93 exchange price for the 4.25% Exchangeable Notes. Even though the 4.25% Exchangeable Notes were not convertible as of December 31, 2011, if they had been convertible as of December 31, 2011, the approximate fair value of the shares upon conversion at that date would have been equal to approximately $179.1 million, which would exceed the $172.5 million principal amount of the 4.25% Exchangeable Notes by approximately $6.6 million. The average trading price of the Company's common stock on the NYSE for the years ended December 31, 2010 and 2009 was below the exchange price of the Exchangeable Notes, thus, the Exchangeable Notes were not considered in the money for the purposes of our diluted earnings per share and unit calculations for these periods. See Notes 20 and 21 for a discussion of the impact of the Exchangeable Notes on our diluted earnings per share and unit calculations for the periods presented.

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

Interest Expense for the Exchangeable Notes
The unamortized discount on the Exchangeable Notes is accreted as additional interest expense from the date of issuance through the maturity date of the applicable Exchangeable Notes. The following table summarizes the total interest expense attributable to the Exchangeable Notes based on the effective interest rates set forth above, before the effect of capitalized interest, for the years ended December 31, 2011, 2010, and 2009:

	Year Ended December 31,
	2011		2010	2009
	(in thousands)
Contractual interest payments	$12,141	—	$14,565	$14,848
Amortization of discount	6,928		7,965	8,485
Interest expense attributable to Exchangeable Notes	$19,069		$22,530	$23,333

Capped Call Transactions
In connection with the offerings of the Exchangeable Notes, we entered into capped call option transactions ("capped calls") to mitigate the dilutive impact of the potential conversion of the Exchangeable Notes. The capped calls, as amended, are separate transactions entered into by us with the relevant financial institutions, are not part of the terms of the Exchangeable Notes, and do not affect the holders’ rights under the Exchangeable Notes. The strike prices of the capped calls, which are subject to customary anti-dilution adjustments, correspond to the exchange prices of the applicable Exchangeable Notes. The following table summarizes our capped call option positions as of both December 31, 2011 and 2010:

	3.25% Exchangeable Notes (1)	4.25% Exchangeable Notes (2)
Referenced shares of common stock	1,121,201	4,800,796
Exchange price including effect of capped calls	$102.72	$42.81
________________________

(1)	The capped calls mitigate the dilutive impact to us of the potential exchange of two-thirds of the 3.25% Exchangeable Notes into shares of common stock.

(2)	The capped calls mitigate the dilutive impact to us of the potential exchange of all of the 4.25% Exchangeable Notes into shares of common stock.

The capped calls are expected to terminate upon the earlier of the maturity date of the related Exchangeable Notes or upon the date upon which the Exchangeable Notes are no longer outstanding resulting from an exchange or repurchase by us. The initial cost of capped calls were recorded as a reduction to additional paid-in capital.

Unsecured Senior Notes
The following table summarizes the balance and significant terms of the publicly registered unsecured senior notes issued by the Operating Partnership in 2011 and 2010 as of December 31, 2011 and 2010:

	4.800% Unsecured Senior Notes		6.625% Unsecured Senior Notes (1)		5.000% Unsecured Senior Notes
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
	(in thousands)
Principal amount	$325,000	$—	$250,000	$250,000	$325,000	$325,000
Unamortized discount	(486)	—	(1,793)	(2,006)	(152)	(191)
Net carrying amount	$324,514	$—	$248,207	$247,994	$324,848	$324,809
Issuance date	July 2011		May 2010		November 2010
Maturity date	July 2018		June 2020		November 2015
Stated coupon rate (2)(3)(4)	4.800%		6.625%		5.000%
Effective interest rate (5)	4.827%		6.743%		5.014%
________________________

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

(2)	Interest on the 4.800% unsecured senior notes is payable semi-annually in arrears on January 15th and July 15th of each year.

(3)	Interest on the 6.625% unsecured senior notes is payable semi-annually in arrears on June 1st and December 1st of each year.

(4)	Interest on the 5.000% unsecured senior notes is payable semi-annually in arrears on May 3rd and November 3rd of each year.

(5)	This represents the rate at which interest expense is recorded for financial reporting purposes, which reflects the amortization of initial issuance discounts, excluding debt issuance costs.

In 2011, we used a portion of the net proceeds from the 4.800% unsecured senior note offering for general corporate purposes, including the repayment of borrowings under our Credit Facility and to fund operating property acquisitions. In 2010, we used the net proceeds from the 6.625% and 5.000% unsecured senior note offerings to fund operating property acquisitions and to repurchase $150.0 million in aggregate principal balance of the 3.25% Exchangeable Notes.
In addition to the unsecured senior note issuances listed above, we also had outstanding Series B unsecured senior notes with an aggregate principal balance of $83.0 million and effective interest rate of 6.45% as of December 31, 2011 and 2010, that mature in August 2014. The Series B notes require semi-annual interest payment each February and August based on a fixed annual interest rate of 6.45%.

Unsecured Line of Credit
In August 2010 we entered into a new $500.0 million Credit Facility and used borrowings under the Credit Facility to repay, and then terminate, the prior $550.0 million unsecured line of credit (the "Prior Credit Facility"). In June 2011 the terms of the Credit Facility were amended to extend the maturity date, and reduce the interest rate and facility fee. The following table summarizes the terms of our Credit Facility as of December 31, 2010 and as amended as of December 31, 2011:

	December 31, 2011	December 31, 2010
	(in thousands)
Outstanding borrowings	$182,000	$159,000
Remaining borrowing capacity	318,000	341,000
Total borrowing capacity (1)	$500,000	$500,000
Interest rate (2)	2.05%	2.99%
Facility fee-annual rate (3)	0.350%	0.575%
Maturity date (4)	August 2015	August 2013
_______________________
(1) We may elect to borrow, subject to bank approval, up to an additional $200.0 million under an accordion feature under the terms of the Credit Facility.

(2)	The Credit Facility interest rate was calculated based on an annual rate of LIBOR plus 1.750% and 2.675% as of December 31, 2011 and December 31, 2010, respectively.

(3)	The facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we also incurred debt origination and legal costs of approximately $5.0 million when we entered into the Credit Facility in August 2010 and an additional $3.3 million when we amended the Credit Facility in June 2011. The unamortized balance of these costs will be amortized as additional interest expense over the extended term of the Credit Facility.

(4)	Under the original and amended terms of the Credit Facility, we may exercise an option to extend the maturity date by one year.

The Company intends to borrow amounts under the Credit Facility from time to time for general corporate purposes, to fund potential acquisitions, to finance development and redevelopment expenditures, and to potentially repay long-term debt.

Debt Covenants and Restrictions
The Credit Facility, the unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a minimum fixed-charge coverage ratio, a minimum unsecured debt ratio, and a minimum unencumbered asset pool debt service coverage ratio. Noncompliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. We believe we were in compliance with all of our debt covenants as of December 31, 2011 and 2010.

Debt Maturities
The following table summarizes the stated debt maturities and scheduled amortization payments, excluding debt discounts and premiums, as of December 31, 2011:

Year Ending	(in thousands)
2012	$253,304
2013	6,373
2014	262,443
2015	539,382
2016	6,551
Thereafter	768,476
Total	$1,836,529	(1)

_______________________
(1) Includes gross principal balance of outstanding debt before impact of all debt discounts and premiums.

Capitalized Interest and Loan Fees
The following table sets forth our gross interest expense, including debt discount/premium and loan cost amortization, net of capitalized interest, for the years ended December 31, 2011, 2010 and 2009. The capitalized amounts are a cost of development and redevelopment, and increase the carrying value of undeveloped land and construction in progress.

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Gross interest expense	$98,539	$69,956	$55,802
Capitalized interest	(9,130)	(10,015)	(9,683)
Interest expense	$89,409	$59,941	$46,119

8. Deferred Revenue and Acquisition Related Liabilities, net
Deferred revenue and acquisition-related liabilities, net consisted of the following at December 31, 2011 and 2010:

	December 31,
	2011	2010
	(in thousands)
Deferred revenue related to tenant-funded tenant improvements	$41,884	$60,549
Other deferred revenue	1,310	1,929
Acquisition-related intangible liabilities, net (1)	36,587	16,844
Total	$79,781	$79,322

________________________

(1)	See Note 4 for additional information.
Deferred Revenue Related to Tenant-funded Tenant Improvements
During the years ended December 31, 2011, 2010, and 2009, $9.3 million, $9.7 million, and $9.8 million, respectively, of deferred revenue related to tenant-funded tenant improvements (including discontinued operations) was amortized and recognized as rental income. The following is the estimated amortization of deferred revenue related to tenant-funded tenant improvements as of December 31, 2011 for the next five years and thereafter:

Year Ending	(in thousands)
2012	$7,855
2013	7,394
2014	6,634
2015	5,595
2016	5,247
Thereafter	9,159
Total	$41,884

9.	Noncontrolling Interests on the Company's Consolidated Financial Statements
Series A Preferred Units of the Operating Partnership
As of both December 31, 2011 and 2010, the Operating Partnership had issued and outstanding 1,500,000 Series A Preferred Units representing preferred limited partnership interests in the Operating Partnership with a redemption value of $50.00 per unit. There were no changes in this noncontrolling interest for all years presented. The Series A Preferred Units have a right of redemption at the option of the holders in the event of certain change of control events, certain repurchases of the Company’s publicly registered equity securities, an involuntary delisting of the Company’s common stock from the NYSE, or a loss of our REIT status.
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
The Operating Partnership makes quarterly distributions to the preferred unitholders each February, May, August, and November. As of December 31, 2011 and 2010, the accrued distribution payable to holders of Series A Preferred Units, which is included in Series A Preferred Units noncontrolling interest on the balance sheet, was $0.7 million.
Common Units of the Operating Partnership
The Company owned a 97.2% and 96.8% common general partnership interest in the Operating Partnership as of December 31, 2011 and 2010, respectively. The remaining 2.8% and 3.2% common limited partnership interest as of December 31, 2011 and 2010, respectively, was owned by non-affiliate investors and certain of our executive officers and directors in the form of noncontrolling common units. There were 1,718,131 and 1,723,131 common units outstanding held by these investors, executive officers and directors as of December 31, 2011 and 2010, respectively.
The noncontrolling common units may be redeemed by unitholders for cash. We, at our option, may satisfy the cash redemption obligation with shares of the Company’s common stock on a one-for-one basis. Whether satisfied in cash or shares of the Company’s common stock, the value for each noncontrolling common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable balance sheet date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $64.7 million and $61.4 million as of December 31, 2011 and 2010, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each noncontrolling common unit in the event of our termination or liquidation. In the event of our termination or liquidation, it is expected in most cases that each common unit would be entitled to a liquidating distribution equal to the amount payable with respect to each share of the Company’s common stock.

10.	Stockholders' Equity of the Company
Preferred Stock
As of December 31, 2011 and 2010, the Company had 1,610,000 shares of its 7.80% Series E Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”) and 3,450,000 shares of its 7.50% Series F Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”) issued and outstanding. The Series E Preferred Stock and the Series F Preferred Stock each have a liquidation preference of $25.00 per share and may be redeemed at our option. Dividends on both the Series E Preferred Stock and Series F Preferred Stock are cumulative and are payable quarterly in arrears on the 15th day of each February, May, August, and November. Neither the Series E Preferred Stock nor the Series F Preferred Stock has a stated maturity and neither is subject to mandatory redemption or any sinking fund.

At-The-Market Stock Offering Program
In July 2011, we commenced an at-the-market stock offering program under which we may offer and sell shares of our common stock having an aggregate gross sales price of up to $200.0 million from time to time in "at the market" offerings. As of December 31, 2011, the Company sold 355,305 shares of common stock under the program in exchange for aggregate gross proceeds of approximately $13.0 million. After underwriting discounts and commissions of approximately $0.2 million, the net proceeds were approximately $12.8 million. The proceeds from the sales were used for general corporate purposes and to repay borrowings under the Credit Facility. As of December 31, 2011, approximately $187.0 million could be sold under this program. Actual sales will depend upon a variety of factors including but not limited to market conditions, the trading price of the Company's common stock and our capital needs. We have no obligation to sell shares under this program.

Issuances of Common Stock
In April 2011, the Company completed an underwritten public offering of 6,037,500 shares of its common stock. The net offering proceeds, after deducting underwriting discounts and commissions and offering expenses, were approximately $221.0 million. We used a portion of the net proceeds from the offering to fund acquisitions and for general corporate purposes.
In April 2010, the Company completed an underwritten public offering of 9,200,000 shares of its common stock. The net offering proceeds, after deducting underwriting discounts and commissions and offering expenses, were approximately $299.8 million. We used a portion of the net proceeds from the offering to fund acquisitions, repay borrowings under the Prior Credit Facility, and for general corporate purposes.
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

Exchange of Noncontrolling Common Units of the Operating Partnership
During the years ended December 31, 2011 and 2009, 5,000 and 30,598 noncontrolling common units, respectively, were redeemed for shares of the Company’s common stock on a one-for-one basis. No noncontrolling common units were exchanged during the year ended December 31, 2010. Neither the Company nor the Operating Partnership received any proceeds from the issuance of the common stock to the noncontrolling common unitholders.

Dividend Reinvestment and Direct Purchase Plan
During the year ended December 31, 2011, the Company had a Dividend Reinvestment and Direct Purchase Plan (the “DRIP

Plan”) designed to provide the Company’s stockholders and other investors with a convenient and economical method to purchase shares of the Company’s common stock. As of December 31, 2011, no shares had been acquired under the DRIP Plan from new issuances. We terminated the DRIP Plan effective as of January 12, 2012.

Share Repurchases
An aggregate of 988,025 shares currently remain eligible for repurchase under a share-repurchase program approved by the Company’s board of directors in prior periods. The Company did not repurchase shares of common stock under this program during the years ended December 31, 2011, 2010 or 2009.

Accrued Dividends and Distributions
The following tables summarize accrued dividends and distributions for the noted outstanding shares of common stock, preferred stock, and noncontrolling units as of December 31, 2011 and 2010:

	December 31,
	2011	2010
	(in thousands)
Dividends and Distributions payable to:
Common stockholders	$20,587	$18,322
Noncontrolling common unitholders of the Operating Partnership	601	603
RSU holders (1)	295	250
Total accrued dividends and distribution to common stockholders and noncontrolling unitholders	21,483	19,175
Preferred stockholders	1,209	1,210
Total accrued dividends and distributions	$22,692	$20,385
______________________

(1)	The amount includes the value of the dividend equivalents that will be paid with additional fully-vested RSUs (see Note 12).

	December 31,
	2011	2010
Outstanding Shares and Units:
Common stock (1)	58,819,717	52,349,670
Noncontrolling common units	1,718,131	1,723,131
RSUs (2)	842,675	713,822
Series E preferred stock	1,610,000	1,610,000
Series F preferred stock	3,450,000	3,450,000
______________________

(1)	The amount includes nonvested shares.

(2)	The amount includes nonvested RSUs.

11.    Preferred and Common Units in the Operating Partnership's Consolidated Financial Statements
Series A Preferred Units of the Operating Partnership
For a discussion of the Series A Preferred Units of the Operating Partnership including terms, redemption rights, distribution right and exchange rights, see Note 9.
Series E Preferred Units and Series F Preferred Units
As of December 31, 2011 and 2010, the Operating Partnership had issued and outstanding 1,610,000 Series E Preferred Units and 3,450,000 Series F Preferred Units representing preferred limited partnership interests in the Operating Partnership. The Company is the sole holder of both the Series E Preferred Units and Series F Preferred Units and for each Series E and Series F Preferred Unit outstanding, the Company has an equivalent number of shares of Series E Preferred Stock and Series F Preferred Stock issued and outstanding. The terms of the Series E and Series F Preferred Units are identical to the terms of the Series E and Series F Preferred Stock discussed in Note 10. Dividends for the Series E and Series F Preferred Units are paid to the Company. The Company then uses these funds to pay dividends to the holders of its Series E Preferred Stock and Series F Preferred Stock.
Issuance of Common Units
In the fourth quarter of 2011, the Company utilized its at-the-market stock offering program to issue an aggregate of 355,305 shares of common stock as discussed in Note 10. The net offering proceeds of approximately $12.8 million were contributed by the Company to the Operating Partnership in exchange for 355,305 common units .
In April 2011, the Company completed an underwritten public offering of 6,037,500 shares of its common stock as discussed in Note 10. The net offering proceeds of approximately $221.0 million were contributed by the Company to the Operating Partnership in exchange for 6,037,500 common units.
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
Common Units Outstanding
The Company owned 58,819,717 and 52,349,670 common units representing a 97.2% and 96.8% common general partnership interest in the Operating Partnership as of December 31, 2011 and 2010, respectively. The remaining 2.8% and 3.2% common limited partnership interest as of December 31, 2011 and 2010, respectively, was owned by non-affiliate investors and certain of our executive officers and directors in the form of noncontrolling common units. There were 1,718,131 and 1,723,131 common units outstanding held by these investors, executive officers and directors as of December 31, 2011 and 2010, respectively. For a further discussion of the noncontrolling common units, including exchanges during the years ended December 31, 2011 and 2010, refer to Notes 9 and 10.
Accrued Distributions
The following tables summarize accrued distributions for the noted common and preferred units as of December 31, 2011 and 2010:

	December 31,
	2011	2010
	(in thousands)
Distributions payable to:
General partner	$20,587	$18,322
Common limited partners	601	603
RSU holders (1)	295	250
Total accrued distributions to common unitholders	21,483	19,175
Series E and Series F preferred unitholders	1,209	1,210
Total accrued distributions	$22,692	$20,385

______________________

(1)	The amount includes the value of the dividend equivalents that will be paid with additional fully-vested RSUs (see Note 12).

	December 31,
	2011	2010
Outstanding Units:
Common units held by the general partner	58,819,717	52,349,670
Common units held by the limited partners	1,718,131	1,723,131
RSUs	842,675	713,822
Series E preferred units	1,610,000	1,610,000
Series F preferred units	3,450,000	3,450,000

12.	Share-Based Compensation
Stockholder Approved Equity Compensation Plans
We establish share-based incentive compensation plans for the purpose of attracting and retaining officers, key employees, and non-employee board members. As of December 31, 2011, we had one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan as amended (the “2006 Plan”), which was adopted by our board of directors and approved by our stockholders.
As of December 31, 2011, 3,773,622 shares were available for grant under the 2006 Plan. The number of shares that remains available for grant is calculated using the weighted share counting provisions set forth in the 2006 Plan, which are based on the type of awards that are granted. The maximum number of shares available for grant subject to full value awards (which generally include equity awards other than options and stock appreciation rights) was 1,292,336 shares as of December 31, 2011.
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
Stock Award Deferral Program
We have a Stock Award Deferral Program (the “RSU Program”) under the 2006 Plan. Under the RSU Program, participants may defer receipt of awards of nonvested shares that may be granted by electing to receive an equivalent number of RSUs in lieu of nonvested shares. Each RSU represents the right to receive one share of our common stock in the future and is subject to the same vesting conditions that would have applied if the award had been issued in nonvested shares. RSUs carry with them the right to receive dividend equivalents such that participants receive additional, fully-vested RSUs at the time dividends are paid equal to the value of the dividend paid on the shares underlying participant RSUs. Shares issued in settlement of vested RSUs including RSUs paid on dividend equivalents will be distributed in a single lump sum distribution upon the earlier of (1) the date specified by the participant when the election is made, which may be no earlier than two years after the start of the calendar year to which the election applies, or (2) upon other certain events specified under the RSU program.
Share-Based Compensation Programs
The Executive Compensation Committee has historically awarded nonvested shares and RSUs under the following share-based compensation programs. These share-based awards were valued based on the quoted closing share price of the Company’s common stock on the NYSE on the applicable grant date. Dividends are paid on all outstanding shares and RSUs whether vested or nonvested and are not forfeitable if the underlying shares or RSUs ultimately do not vest.
Executive Officer Share-Based Compensation Programs
The Executive Compensation Committee has annually approved compensation programs that include the potential issuance of share-based awards to our Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer (“the Executive Officers”) as part of their annual and long-term incentive compensation. Incentive compensation for our executive officers for 2011 was structured to allow the Executive Compensation Committee to evaluate a variety of key factors and metrics at the end of the year and make a determination of share-based incentive compensation for executive officers based on the Company's and management's overall performance. In years prior to 2011, the number of nonvested shares or nonvested RSUs issued has been contingent upon specific corporate performance and market conditions. The share-based awards are generally issued in the first quarter after the end of our prior fiscal year. The share-based awards generally have a service vesting period, which has historically ranged from one to three years years, depending on the type of award.
Key Employee Share-Based Compensation Program
The Executive Compensation Committee has historically awarded nonvested shares or nonvested RSUs to other key employees on an annual basis as part of their long-term incentive compensation. The share-based awards are generally issued in the first quarter, and the individual share awards generally vest in equal annual installments over the applicable service vesting period, which has historically ranged from two to five years.
Non-employee Board Members Share-Based Compensation Program

The Board of Directors awards nonvested shares or nonvested RSUs to non-employee board members on an annual basis as part of such board members’ annual compensation and to newly elected non-employee board members in accordance with our board of directors compensation program. The share-based awards are generally issued in the second quarter, and the individual share awards vest in equal annual installments over the applicable service vesting period, which will be one year.
Summary of Nonvested Shares
A summary of our nonvested shares activity from January 1, 2011 through December 31, 2011 is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at January 1, 2011	50,032	$58.40
Granted	68,727	37.83
Vested (1)	(34,793)	62.58
Outstanding as of December 31, 2011	83,966	$39.83

_______________

(1)
The total shares vested include 11,485 of shares that were then tendered to satisfy minimum statutory tax withholding requirements related to the restricted shares that have vested in accordance with the terms of the 2006 Plan. We accept the return of shares at the current quoted market price of the Company's common stock to satisfy tax obligations.

A summary of our nonvested and vested shares activity for the years ended December 31, 2011, 2010, and 2009 is presented below:

	Shares Granted		Shares Vested
Year Ended	Non-Vested Shares Issued	Weighted- Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value (1) (in thousands)
2011	68,727	$37.83	(34,793)	$1,334
2010	3,239	30.88	(41,680)	1,398
2009 (2)	4,958	20.17	(139,651)	4,134

_______________________

(1)	Total fair value of shares vested was calculated based on the quoted closing share price of the Company's common stock on the NYSE on the day of vesting.

(2)
In addition, during the year ended December 31, 2009, we issued 51,040 shares of common stock under a share-based compensation program that were fully vested upon issuance. The grant date fair value per share of this award was $26.94.

Summary of Restricted Stock Units
A summary of our RSU activity from January 1, 2011 through December 31, 2011 is presented below:

	Nonvested RSUs
Nonvested and Vested Restricted Stock Units	Amount	Weighted-Average Grant Date Fair Value	Vested RSUs	Total RSUs
Outstanding at January 1, 2011	125,754	$29.88	588,068	713,822
Granted	107,673	37.94	—	107,673
Vested	(85,466)	36.05	85,466	—
Issuance of dividend equivalents (1)			29,734	29,734
Canceled (2)			(8,554)	(8,554)
Outstanding as of December 31, 2011	147,961	$32.18	694,714	842,675

 _______________________

(1)	RSUs issued as dividend equivalents are vested upon issuance.

(2)
We accept the return of RSUs, at the current quoted market price of the Company's common stock, to satisfy minimum statutory tax-withholding requirements related to either RSUs that have vested or RSU dividend equivalents in accordance with the terms of the 2006 Plan.

A summary of our RSU activity for the years ended December 31, 2011, 2010, and 2009 is presented below:

	RSUs Granted		RSUs Vested
Year Ended	Non-Vested RSUs Issued	Weighted- Average Grant-Date Fair Value	Vested RSUs	Total Vest-Date Fair Value (1) (in thousands)
2011	107,673	$37.94	(85,466)	$3,273
2010	159,606	30.24	(303,146)	10,936
2009	589,805	26.71	(327,979)	10,017

________________________
(1) Total fair value of RSUs vested was calculated based on the quoted closing share price of the Company's common stock on the NYSE on the day of vesting.

Compensation Cost Recorded During the Period
The total compensation cost for all share-based compensation programs was $5.6 million, $7.4 million, and $13.3 million for the years ended December 31, 2011, 2010, and 2009, respectively. Included in the total $7.4 million of compensation cost for the year ended December 31, 2010 was the reversal of approximately $1.1 million of cumulative compensation expense previously recorded during the years 2007 through 2010 for the 2007 Development Performance Plan, since the performance targets for this program were not ultimately achieved. Of the total share-based compensation cost, $1.1 million, $1.4 million, and $1.1 million was capitalized as part of real estate assets for the years ended December 31, 2011, 2010, and 2009, respectively. As of December 31, 2011, there was approximately $4.3 million of total unrecognized compensation cost related to nonvested incentive awards granted under share-based compensation arrangements that is expected to be recognized over a weighted-average period of 1.8 years. The remaining compensation cost related to these nonvested incentive awards had been recognized in periods prior to December 31, 2011. The $4.3 million of unrecognized compensation cost does not reflect the potential future compensation related to share-based awards that were granted subsequent to December 31, 2011.

13.	Employee Benefit Plans
401(k) Plan
We have a retirement savings plan designed to qualify under Section 401(k) of the Code (the “401(k) Plan”). Our employees are eligible to participate in the 401(k) Plan on the first day of the month after three months of service. The 401(k) Plan allows eligible employees (“401(k) Participants”) to defer up to 60% of their eligible compensation on a pre-tax basis, subject to certain maximum amounts allowed by the Code. The 401(k) Plan provides for a matching contribution by the Company in an amount equal to fifty cents of each one dollar of participant contributions up to a maximum of 10% of the 401(k) Participant’s annual salary. 401(k) Participants vest immediately in the amounts contributed by us. For each of the years ended December 31, 2011, 2010, and 2009, we contributed $0.6 million, $0.5 million, and $0.5 million, respectively, to the 401(k) Plan.
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
See Note 16 for further discussion of our Deferred Compensation Plan assets and related Deferred Compensation Plan liability as of December 31, 2011 and 2010. Our liability under the Deferred Compensation Plan was fully funded as of December 31, 2011 and 2010.

14.	Future Minimum Rent
We have operating leases with tenants that expire at various dates through 2027 and are either subject to scheduled fixed increases or adjustments in rent based on the Consumer Price Index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future contractual minimum rent under operating leases as of December 31, 2011 for future periods is summarized as follows:

Year Ending	(in thousands)
2012	$319,797
2013	315,127
2014	283,077
2015	239,139
2016	205,278
Thereafter	649,183
Total (1)	$2,011,601

________________________

(1)	Excludes balances related to the properties held for sale at December 31, 2011 (see Note 19).

15.	Commitments and Contingencies
General
As of December 31, 2011, we had commitments of approximately $125.6 million for contracts and executed leases directly related to our operating and redevelopment properties.
In the normal course of business, we are required to post construction bonds to guarantee our performance of government-mandated infrastructure improvements. As of December 31, 2011, we had outstanding construction bonds of approximately $2.5 million.
Ground Leases
We have noncancellable ground lease obligations at 601 108th Ave NE in Bellevue, Washington, which expires in November 2093, and at Kilroy Airport Center Phases I, II, and III in Long Beach, California, which expires in July 2084. We also have a ground lease obligation at 370 3rd Street in San Francisco, California, which expires in December 2022. However, we have an option to acquire the land underlying the ground lease during the period from November 2012 through October 2013.
The minimum commitment under our ground leases as of December 31, 2011 for five years and thereafter was as follows:

Year Ending	(in thousands)
2012	$3,010
2013	1,830
2014	1,830
2015	1,830
2016	1,830
Thereafter (1)(2)	131,382
Total(3)	$141,712

________________________

(1)
One of our ground lease obligations is subject to a fair market value adjustment every five years; however, the lease includes ground rent subprotection and infrastructure rent credits which currently limit our annual rental obligations to $1.0 million. The contractual obligations for that ground lease included above assumes the lesser of $1.0 million or annual lease rental obligation in effect as of December 31, 2011.

(2)
Another one of our ground lease obligations includes a component which is based on the percentage of gross income that exceeds the minimum ground rent. The minimum rent is subject to increases every five years based on 50% of the average annual percentage rent for the previous five years. Currently gross income does not exceed the threshold requiring us to pay percentage rent. The contractual obligations for that ground lease included above assumes the annual lease rental obligation in effect as of December 31, 2011.

(3)
The contractual obligation included for the 370 3rd Street ground lease assumes that the Company will exercise the land purchase option during 2012. The amount presented above excludes an estimated purchase price which is not to exceed $27.5 million.

Litigation
We and our properties are subject to litigation arising in the ordinary course of business. To our knowledge, neither we nor any of our properties are presently subject to any litigation or threat of litigation which, if determined unfavorably to us, would have a material adverse effect on our cash flow, financial condition, or results of operations.

In the fourth quarter of 2011, we received a cash distribution of $3.7 million under a bankruptcy claim related to a former tenant that defaulted on their lease in 2009. We recognized the $3.7 million as other property income in 2011.
In the third quarter of 2010, we settled outstanding litigation related to certain premises at one of our properties that had been abandoned by its former occupants. In connection with this legal settlement, we received a $3.6 million cash payment in 2010. In addition, in January 2011 we received a $1.0 million cash payment relating to this matter. As a result, during the year ended December 31, 2010, we reversed approximately $1.0 million of our allowance for bad debts which was previously recorded in prior periods for receivables related to the lease at this property.
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
Assets and Liabilities Reported at Fair Value
The only assets and liabilities we record at fair value on our consolidated financial statements are the marketable securities and related deferred compensation plan liability, both of which are related to our Deferred Compensation Plan (see Note 13). The following table sets forth the fair value of our marketable securities and related deferred compensation plan liability as of December 31, 2011 and 2010 :

	Fair Value (Level 1) (1)
	2011	2010
	(in thousands)

Marketable securities (2)	$5,691	$4,902
Deferred compensation plan liability (3)	$5,597	$4,809
_______________
(1) Based on quoted prices in active markets for identical securities.
(2) The marketable securities are held in a limited rabbi trust.
(3) The deferred compensation liability is reported on our consolidated balance sheets in accounts payable, accrued expenses, and other liabilities.
We report the change in the fair value of the marketable securities at the end of each accounting period in interest income and other net investment gains in the consolidated statements of operations. We adjust the Deferred Compensation Plan liability to fair value at the end of each accounting period based on the performance of the benchmark funds selected by each participant, which results in a corresponding increase or decrease to compensation cost for the period. The following table sets forth the related amounts recorded during the years ended December 31, 2011 , 2010 , and 2009:

Description	December 31, 2011	December 31, 2010	December 31, 2009
	(in thousands)
Net (loss) gain on marketable securities	$(153)	$435	$465
Decrease (increase) to compensation cost	153	(451)	(432)
Financial Instruments Disclosed at Fair Value
The following table sets forth the carrying value and the fair value of our other financial instruments as of December 31, 2011 and 2010:

	December 31,
	2011		2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)

Liabilities
Secured debt (2)	$351,825	$367,402	$313,009	$329,456
Exchangeable notes (2)	306,892	320,919	299,964	312,598
Unsecured senior notes (1)	980,569	1,011,982	655,803	661,644
Credit Facility (2)	182,000	182,299	159,000	159,659

_______________
(1) Fair value calculated primarily using Level I inputs which are based on quoted prices for identical instruments in active markets. The fair value of the Series B unsecured senior notes are calculated using Level II inputs which are based on model-derived valuations in which significant inputs and significant value drivers are observable in active markets.
(2) Fair value calculated using Level II inputs which are based on model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

17.	Other Significant Transactions or Events
General and administrative expenses for the year ended December 31, 2009 include a $7.0 million charge related to separation payments due to the resignation, for personal reasons, of our former Chief Financial Officer in December 2009.

18.	Segment Disclosure
We have one reportable segment which is our Office Properties segment and we have one non-reportable segment which is our Industrial Properties segment. We also have certain corporate level activities including legal administration, accounting, finance, management information systems, and acquisitions, which are not considered separate operating segments.
We evaluate the performance of our segments based upon Net Operating Income. “Net Operating Income” is defined as operating revenues (rental income, tenant reimbursements, and other property income) less property and related expenses (property expenses, real estate taxes, ground leases, and provisions for bad debts) and excludes other non-property related income and expenses such as interest income and other net investment gains (losses) and interest expense, depreciation and amortization, acquisition-related expenses and corporate general and administrative expenses. There is no intersegment activity.
The following tables reconcile the segment activity to consolidated net income for the years ended December 31, 2011, 2010, and 2009, and the consolidated assets, consolidated expenditures, and tenant improvements as of December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Reportable Segment - Office Properties
Operating revenues(1)	$340,230	$260,476	$235,618
Property and related expenses	99,872	76,633	65,422
Net Operating Income	240,358	183,843	170,196
Non-Reportable Segment - Industrial Properties
Operating revenues(1)	26,901	26,920	29,186
Property and related expenses	7,941	7,098	7,212
Net Operating Income	18,960	19,822	21,974
Total Segments:
Operating revenues(1)	367,131	287,396	264,804
Property and related expenses	107,813	83,731	72,634
Net Operating Income	259,318	203,665	192,170

Reconciliation to Consolidated Net Income:
Total net operating income, as defined, for reportable segments	259,318	203,665	192,170
Unallocated (expenses) income:
General and administrative expenses	(28,148)	(27,963)	(39,938)
Acquisition-related expenses	(4,053)	(2,248)	—
Depreciation and amortization	(133,220)	(99,611)	(84,290)
Interest income and other net investment gains	571	964	1,300
Interest expense	(89,409)	(59,941)	(46,119)
(Loss) gain on early extinguishment of debt	—	(4,564)	4,909
Income from continuing operations	5,059	10,302	28,032
Income from discontinued operations(2)	62,430	9,584	9,983
Net income	$67,489	$19,886	$38,015

_______________

(1)	All operating revenues are comprised of amounts received from third-party tenants.

(2)	See Note 19 for the breakdown of income from discontinued operations by segment.

	December 31,
	2011	2010
	(in thousands)
Assets:
Reportable Segment - Office Properties
Land, buildings, and improvements, net	$2,480,338	$2,108,019
Undeveloped land and construction in progress	430,806	290,365
Total assets(1)(2)	3,248,661	2,611,206
Non-Reportable Segment - Industrial Properties
Land, buildings, and improvements, net	145,043	146,058
Total assets(1)	156,741	159,612
Total Segments
Land, buildings, and improvements, net	2,625,381	2,254,077
Undeveloped land and construction in progress	430,806	290,365
Total assets(1)	3,405,402	2,770,818

Reconciliation to Consolidated Assets:
Total assets allocated to segments	3,405,402	2,770,818
Other unallocated assets:
Cash and cash equivalents	4,777	14,840
Restricted cash	358	1,461
Marketable securities	5,691	4,902
Deferred financing costs, net	18,368	16,447
Prepaid expenses and other assets, net	12,199	8,097
Total consolidated assets	$3,446,795	$2,816,565

_______________

(1)
Includes land, buildings, and improvements, undeveloped land and construction in progress, real estate assets and other assets held for sale, current receivables, deferred rent receivables, deferred leasing costs, and acquisition-related intangible assets, all shown on a net basis.

(2)	See Note 19 for the breakdown of the balance sheet accounts related to the properties held for sale.

	December 31,
	2011	2010
	(in thousands)
Acquisitions and Capital Expenditures: (1)
Reportable Segment - Office Properties
Expenditures for real estate acquisitions	$663,483	$713,905
Expenditures for development and redevelopment properties and undeveloped land	32,198	28,178
Expenditures for operating properties(2)	66,448	72,061
Non-Reportable Segment - Industrial Properties
Expenditures for operating properties(2)	6,001	6,663
Total Segments
Expenditures for real estate acquisitions	663,483	713,905
Expenditures for development and redevelopment properties and undeveloped land	32,198	28,178
Expenditures for operating properties(2)	72,449	78,724
_______________

(1)	Total consolidated acquisitions and capital expenditures are equal to the same amounts disclosed for total segments. Amounts represent balances on an accrual basis.

(2)	Includes expenditures for building improvements, tenant improvements, and deferred leasing costs for our operating properties.

19.	Discontinued Operations
Properties Held For Sale
As of December 31, 2011, the following properties were classified as held for sale:

Location	Property Type	Number of Buildings	Rentable Square Feet
15004 Innovation Drive, San Diego, CA (1)	Office	1	150,801
10243 Genetic Center Drive, San Diego, CA (1)	Office	1	102,875
_______________

(1)	On January 30, 2012, we sold these two buildings to an unaffiliated third party for a net sales price of $146.1 million.
The major classes of assets and liabilities of the properties held for sale as of December 31, 2011 were as follows (in thousands):

Real estate assets and other assets held for sale
Land and improvements	$6,490
Buildings and improvements	83,447
Total real estate held for sale	89,937
Accumulated depreciation	(14,905)
Total real estate held for sale, net	75,032
Deferred rent receivables, net	6,749
Deferred leasing costs and acquisition-related intangible assets, net	2,375
Real estate assets and other assets held for sale, net	$84,156
Liabilities and deferred revenue of real estate assets held for sale
Accounts payable, accrued expenses and other liabilities	$24
Deferred revenue and acquisition-related intangible liabilities, net	13,223
Rents received in advance and tenant security deposits	39
Liabilities and deferred revenue of real estate assets held for sale	$13,286

We did not have any properties as held for sale as of December 31, 2010.

Dispositions
The following table summarizes properties sold during the years ended December 31, 2011, 2010, and 2009.

Location	Property Type	Month of Disposition	Number of Buildings	Rentable Square Feet	Sales Price (in millions)
2011 Dispositions
10350 Barnes Canyon and 10120 Pacific Heights Drive, San Diego, CA	Office	September	2	90,558	$23.9
2031 E. Mariposa Avenue, Los Angeles, CA	Industrial	December	1	192,053	42.2
			3	282,611	$66.1
2010 Dispositions
660 N. Puente Street, Brea, CA	Industrial	October	1	51,567	$5.0
601 Valencia Avenue, Brea, CA	Office	December	1	60,891	5.4
603 Valencia Avenue, Brea, CA	Office	December	1	45,900	5.4
Total			3	158,358	$15.8
2009 Disposition
12400 Industry Street, Garden Grove, CA	Industrial	June	1	64,200	$5.1

Discontinued Operations

The following table summarizes the components that comprise income from discontinued operations for the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Revenues:
Rental income	$13,856	$13,174	$13,258
Tenant reimbursements	1,485	1,408	1,372
Other property income	659	2	—
Total revenues	16,000	14,584	14,630

Expenses:
Property expenses	668	1,678	2,364
Real estate taxes	1,112	1,152	1,260
Provision for bad debts	—	(1,079)	146
Depreciation and amortization	3,377	4,198	3,362
Total expenses	5,157	5,949	7,132

Income from discontinued operations before net gain on dispositions of discontinued operations	10,843	8,635	7,498
Net gain on dispositions of discontinued operations	51,587	949	2,485
Total income from discontinued operations	$62,430	$9,584	$9,983

The following table summarizes the total income from discontinued operations within the consolidated statements of operations by segment for the years ended December 31, 2011, 2010, and 2009:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Reportable Segment
Office Properties	$20,606	$4,066	$4,974
Non-Reportable Segment
Industrial Properties	41,824	5,518	5,009
Total income from discontinued operations	$62,430	$9,584	$9,983

20.

20.	Net Income Available to Common Stockholders Per Share of the Company
The following table reconciles the numerator and denominator in the Company's basic and diluted per-share calculations for net income available to common stockholders for the years ended December 31, 2011, 2010, and 2009:

	Year Ended December 31,
	2011	2010	2009
	(in thousands, except share and per share amounts)
Numerator:
Income from continuing operations	$5,059	$10,302	28,032
Loss (income) from continuing operations attributable to noncontrolling common units of the Operating Partnership	293	110	(872)
Preferred dividends and distributions	(15,196)	(15,196)	(15,196)
Allocation to participating securities (nonvested shares and RSUs)	(1,309)	(1,151)	(1,293)
Numerator for basic and diluted (loss) income from continuing operations available to common stockholders	(11,153)	(5,935)	10,671
Income from discontinued operations	62,430	9,584	9,983
Income from discontinued operations attributable to noncontrolling common units of the Operating Partnership	(1,767)	(288)	(153)
Numerator for basic and diluted net income available to common stockholders	$49,510	$3,361	$20,501
Denominator:
Basic weighted average vested shares outstanding	56,717,121	49,497,487	38,705,101
Effect of dilutive securities—stock options (1)	—	—	27,025
Diluted weighted average vested shares and common share equivalents outstanding	56,717,121	49,497,487	38,732,126
Basic earnings per share:
(Loss) income from continuing operations available to common stockholders per share	$(0.20)	$(0.12)	$0.28
Income from discontinued operations per common share	1.07	0.19	0.25
Net income available to common stockholders per share	$0.87	$0.07	$0.53
Diluted earnings per share:
(Loss) income from continuing operations available to common stockholders per share	$(0.20)	$(0.12)	$0.28
Income from discontinued operations per common share	1.07	0.19	0.25
Net income available to common stockholders per share	$0.87	$0.07	$0.53

_______________

(1)
Dilutive securities were not included in the current period presentation of the 2010 weighted average share calculation due the reported net loss from continuing operations for the year ended December 31, 2010 resulting from the reclassification of the revenues and expenses of operating properties that were sold during 2011 or classified as held for sale as of December 31, 2011 to discontinued operations.

The impact of the Exchangeable Notes and stock options was not considered in our diluted earnings per share calculation for the year ended December 31, 2011 and 2010 since the Company had a loss from continuing operations attributable to common stockholders and the effect was anti-dilutive.
The impact of the Exchangeable Notes was not included in our diluted earnings per share calculation for the year ended December 31, 2009 because the average trading price of the Company's common stock on the NYSE was below the respective Exchangeable Notes exchange price for these periods. As a result, these instruments were not considered to be dilutive for the purposes of our diluted earnings per share calculation for these periods.

21.    Net Income Available to Common Unitholders Per Unit of the Operating Partnership
The following table reconciles the numerator and denominator in the Operating Partnership's basic and diluted per-unit calculations for net income available to common unitholders for the years ended December 31, 2011, 2010, and 2009:

	Year Ended December 31,
	2011	2010	2009
	(in thousands, except unit and per unit amounts)
Numerator:
Income from continuing operations	$5,059	$10,302	$28,032
Income from continuing operations attributable to noncontrolling interests in consolidated subsidiaries	(529)	(162)	(201)
Preferred distributions	(15,196)	(15,196)	(15,196)
Allocation to participating securities (nonvested units and RSUs)	(1,309)	(1,151)	(1,293)
Numerator for basic and diluted (loss) income from continuing operations available to common unitholders	(11,975)	(6,207)	11,342
Income from discontinued operations	62,430	9,584	9,983
Numerator for basic and diluted net income available to common unitholders	$50,455	$3,377	$21,325
Denominator:
Basic weighted average vested units outstanding	58,437,444	51,220,618	40,436,196
Effect of dilutive securities-stock options (1)	—	—	27,025
Diluted weighted average vested units and common unit equivalents outstanding	58,437,444	51,220,618	40,463,221
Basic earnings per unit:
(Loss) income from continuing operations available to common unitholders per unit	$(0.20)	$(0.12)	$0.28
Income from discontinued operations per common unit	1.06	0.19	0.25
Net income available to common unitholders per unit	$0.86	$0.07	$0.53
Diluted earnings per unit:
(Loss) income from continuing operations available to common unitholders per unit	$(0.20)	$(0.12)	$0.28
Income from discontinued operations per common unit	1.06	0.19	0.25
Net income available to common unitholders per unit	$0.86	$0.07	$0.53

 _______________

(1)
Dilutive securities were not included in the current period presentation of the 2010 weighted average share calculation due the reported net loss from continuing operations for the year ended December 31, 2010 resulting from the reclassification of the revenues and expenses of operating properties that were sold during 2011 or classified as held for sale as of December 31, 2011 to discontinued operations.

The impact of the Exchangeable Notes and stock options was not considered in our diluted earnings per unit calculation for the year ended December 31, 2011 and 2010 since the Operating Partnership had a loss from continuing operations attributable to common unitholders and the effect was anti-dilutive.
The impact of the Exchangeable Notes was not included in our diluted earnings per unit calculation for the years ended December 31, 2009 because the average trading price of the Company's common stock on the NYSE was below the respective Exchangeable Notes exchange price for these periods. As a result, these instruments were not considered to be dilutive for the purposes of our diluted earnings per unit calculation for these periods.

22.

22.	Tax Treatment of Distributions
The following table reconciles the dividends declared per common share to the dividends paid per common share during the years ended December 31, 2011, 2010, and 2009 as follows:

	Year Ended December 31,
Dividends	2011	2010	2009
Dividends declared per common share	$1.400	$1.400	$1.630
Less: Dividends declared in the current year and paid in the following year	(0.350)	(0.350)	(0.350)
Add: Dividends declared in the prior year and paid in the current year	0.350	0.350	0.580
Dividends paid per common share	$1.400	$1.400	$1.860

The unaudited income tax treatment for the dividends to common stockholders reportable for the years ended December 31, 2011, 2010, and 2009 as identified in the table above was as follows:

	Year Ended December 31,
Common Shares	2011		2010		2009
Ordinary income	$0.230	16.43%	$—	—%	$0.421	22.64%
Return of capital	1.170	83.57	1.400	100.00	1.418	76.25
Capital gains (1)	—	—	—	—	0.013	0.69
Unrecaptured section 1250 gains	—	—	—	—	0.008	0.42
	$1.400	100.00%	$1.400	100.00%	$1.860	100.00%

_________________

(1)	Capital gains are comprised entirely of 15% rate gains.
The unaudited income tax treatment for the dividends to Series E preferred stockholders reportable for the years ended December 31, 2011, 2010, and 2009 was as follows:

	Year Ended December 31,
Preferred Shares	2011		2010		2009
Ordinary income	$1.950	100.00%	$1.950	100.00%	$1.837	94.22%
Capital gains (1)	—	—	—	—	0.070	3.58
Unrecaptured section 1250 gains	—	—	—	—	0.043	2.20
	$1.950	100.00%	$1.950	100.00%	$1.950	100.00%

__________________

(1)	Capital gains are comprised entirely of 15% rate gains.
The unaudited income tax treatment for the dividends to Series F preferred stockholders reportable for the years ended December 31, 2011, 2010, and 2009 was as follows:

	Year Ended December 31,
Preferred Shares	2011		2010		2009
Ordinary income	$1.875	100.00%	$1.875	100.00%	$1.767	94.22%
Capital gains (1)	—	—	—	—	0.067	3.58
Unrecaptured section 1250 gains	—	—	—	—	0.041	2.20
	$1.875	100.00%	$1.875	100.00%	$1.875	100.00%

_________________

(1)	Capital gains are comprised entirely of 15% rate gains.

23.

23.	Quarterly Financial Information of the Company (Unaudited)
Summarized quarterly financial data for the years ended December 31, 2011 and 2010 was as follows:

	2011 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
Revenues from continuing operations (2)	$83,773	$88,391	$93,509	$101,458
Net Operating Income from continuing operations (1)(2)	58,008	62,363	65,688	73,259
Income (loss) from continuing operations (2)	1,843	1,181	(1,230)	3,265
Income from discontinued operations (2)	3,024	2,291	15,517	41,598
Net income	4,867	3,472	14,290	44,860
Net income attributable to Kilroy Realty Corporation	4,833	3,482	13,994	43,706
Preferred dividends and distributions	(3,799)	(3,799)	(3,799)	(3,799)
Net income (loss) available to common stockholders	1,034	(317)	10,195	39,907
Net income (loss) available to common stockholders per share—basic	0.01	(0.01)	0.17	0.68
Net income (loss) available to common stockholders per share—diluted	0.01	(0.01)	0.17	0.68
	2010 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
Revenues from continuing operations (2)	$63,095	$68,775	$76,217	$79,309
Net Operating Income from continuing operations (1)(2)	45,659	48,225	53,397	56,384
Income from continuing operations (2)	6,647	47	1,723	1,885
Loss on early extinguishment of debt	—	(4,564)	—	—
Income from discontinued operations (2)	2,230	1,909	1,946	3,499
Net income	8,877	1,956	3,669	5,384
Net income attributable to Kilroy Realty Corporation	8,685	2,016	3,673	5,334
Preferred dividends and distributions	(3,799)	(3,799)	(3,799)	(3,799)
Net income (loss) available to common stockholders	4,886	(1,783)	(126)	1,535
Net income (loss) available to common stockholders per share—basic	0.11	(0.04)	(0.01)	0.02
Net income (loss) available to common stockholders per share—diluted	0.11	(0.04)	(0.01)	0.02
____________________

(1)	See Note 18 for definition of Net Operating Income.

(2)	All periods have been adjusted from amounts previously disclosed in our quarterly filings on Form 10-Q to reclassify amounts related to discontinued operations (see Note 19).

24.

24.	Quarterly Financial Information of the Operating Partnership (Unaudited)
Summarized quarterly financial data for the years ended December 31, 2011 and 2010 was as follows:

	2011 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per unit amounts)
Revenues from continuing operations (2)	$83,773	$88,391	$93,509	$101,458
Net Operating Income from continuing operations (1)(2)	58,008	62,363	65,688	73,259
Income (loss) from continuing operations (2)	1,843	1,181	(1,230)	3,265
Income from discontinued operations (2)	3,024	2,291	15,517	41,598
Net income	4,867	3,472	14,290	44,860
Net income attributable to the Operating Partnership	4,833	3,440	14,260	44,427
Preferred distributions	(3,799)	(3,799)	(3,799)	(3,799)
Net income (loss) available to common unitholders	1,034	(359)	10,461	40,628
Net income (loss) available to common unitholders per unit—basic	0.01	(0.01)	0.17	0.68
Net income (loss) available to common unitholders per unit—diluted	0.01	(0.01)	0.17	0.68
	2010 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per unit amounts)
Revenues from continuing operations (2)	$63,095	$68,775	$76,217	$79,309
Net Operating Income from continuing operations (1)(2)	45,659	48,225	53,397	56,384
Income from continuing operations (2)	6,647	47	1,723	1,885
Loss on early extinguishment of debt	—	(4,564)	—	—
Income from discontinued operations (2)	2,230	1,909	1,946	3,499
Net income	8,877	1,956	3,669	5,384
Net income attributable to the Operating Partnership	8,832	1,905	3,628	5,359
Preferred distributions	(3,799)	(3,799)	(3,799)	(3,799)
Net income (loss) available to common unitholders	5,033	(1,894)	(171)	1,560
Net income (loss) available to common unitholders per unit—basic	0.11	(0.04)	(0.01)	0.02
Net income (loss) available to common unitholders per unit—diluted	0.11	(0.04)	(0.01)	0.02
___________________

(1)	See Note 18 for definition of Net Operating Income.

(2)	All periods have been adjusted from amounts previously disclosed in our quarterly filings on Form 10-Q to reclassify amounts related to discontinued operations (see Note 19).

25.    Subsequent Events
On January 17, 2012 aggregate dividends, distributions, and dividend equivalents of $21.5 million were paid to common stockholders and common unitholders of record on December 31, 2011 and RSU holders of record on January 17, 2012.
On January 30, 2012, we completed the sale of two office buildings to an unrelated third party for approximately $146.1 million. Both properties were reported on the consolidated balance sheets as properties held for sale as of December 31, 2011.
On January 30, 2012, the Executive Compensation Committee granted 59,938 shares of restricted stock and 92,795 RSUs to the Executive Officers and other key employees under the 2006 Plan.

26. Pro Forma Results of the Company (Unaudited)
The first table of pro forma consolidated results of operations of the Company for the years ended December 31, 2011 and 2010 assumes that the acquisitions of 601 108th Avenue N.E., Bellevue, WA, and 201 Third Street, San Francisco, CA, were completed as of January 1, 2010. The second table of pro forma consolidated results of operations of the Company for the years ended December 31, 2010 and 2009 assumes that the acquisitions of 601 108th Avenue N.E., Bellevue, WA, and 201 Third Street, San Francisco, CA, were completed as of January 1, 2010 and that the acquisitions of 303 Second Street and 100 First Street in San Francisco, CA, were completed as of January 1, 2009. Pro forma data may not be indicative of the results that would have been reported had the acquisitions actually occurred as of January 1, 2010 and 2009, respectively, nor does it intend to be a projection of future results.

	Year Ended December 31, (1)
	2011	2010
	(in thousands except per share amounts)
Revenues	$381,187	$316,343
Net income available to common stockholders(3)(5)	$49,511	$2,491
Net income available to common stockholders per share - basic(3)(5)	$0.85	$0.03
Net income available to common stockholders per share - diluted(3)(5)	$0.85	$0.03

	Year Ended December 31, (2)
	2010	2009
	(in thousands except per share amounts)
Revenues	$340,623	$309,117
Net income available to common stockholders(3)(4)(5)	$4,566	$30,380
Net income available to common stockholders per share - basic(3)(4)(5)	$0.07	$0.75
Net income available to common stockholders per share - diluted(3)(4)(5)	$0.07	$0.75
_________________

(1)
The purchase of 601 108th Avenue N.E., Bellevue, WA, and 201 Third Street, San Francisco, CA, represent the largest acquisitions and approximately 50% of the total aggregate purchase price of the properties acquired during the year ended December 31, 2011.

(2)
The purchase of 303 Second Street and 100 First Street in San Francisco, CA represents the two largest acquisitions and 61% of the total purchase price of the Company's total acquisitions for the year ended December 31, 2010.

(3)
The pro forma results for the year ended December 31, 2011 was adjusted to exclude acquisition-related expenses of approximately $0.6 million incurred in 2011 for the acquisitions of 601 108th Avenue N.E., Bellevue, WA, and 201 Third Street, San Francisco, CA. The pro forma results for the year ended December 31, 2010 were adjusted to include these expenses.

(4)
The pro forma results for the year ended December 31, 2010 was adjusted to exclude acquisition-related expenses of approximately $0.8 million incurred in 2010 for the acquisitions of 303 Second Street and 100 First Street in San Francisco, CA. The pro forma results for the year ended December 31, 2009 were adjusted to include these expenses.

(5)
The pro forma results for all periods presented include incremental interest expense assuming the acquisitions were funded by pro forma borrowings under the Credit Facility. The pro forma interest expense estimate is calculated based on the actual interest rate in effect on the Credit Facility for each respective period. Actual funding of the acquisitions may be from different sources and the pro forma borrowings and related pro forma interest expense estimate assumed herein are not indicative of actual results.

The following table summarizes the results of operations for the properties at 601 108th Avenue N.E., Bellevue, WA, and 201 Third Street, San Francisco, CA, from June 3, 2011 and September 15, 2011, the dates of acquisition, respectively, through December 31, 2011:

(in thousands)
Revenues	$15,150
Net income(1)	$397
________________
(1) Reflects the net operating income less depreciation for these properties and amortization of lease related intangibles.
The following table summarizes the results of operations for the properties at 303 Second Street and 100 First Street in San Francisco, CA, from May 26, 2010 and November 10, 2010, the dates of acquisition, respectively, through December 31, 2010:

(in thousands)
Revenues	$17,506
Net income(1)	$4,012
________________
(1) Reflects the net operating income less depreciation for these properties and amortization of lease related intangibles.

27. Pro Forma Results of the Operating Partnership (Unaudited)
The first table of pro forma consolidated results of operations of the Operating Partnership for the years ended December 31, 2011 and 2010 assumes that the acquisitions of 601 108th Avenue N.E., Bellevue, WA, and 201 Third Street, San Francisco, CA, were completed as of January 1, 2010. The second table of pro forma consolidated results of operations of the Operating Partnership for the years ended December 31, 2010 and 2009 assumes that the acquisitions of 601 108th Avenue N.E., Bellevue, WA, and 201 Third Street, San Francisco, CA, were completed as of January 1, 2010 and that the acquisitions of 303 Second Street and 100 First Street in San Francisco, CA, were completed as of January 1, 2009. Pro forma data may not be indicative of the results that would have been reported had the acquisitions actually occurred as of January 1, 2010 and 2009, respectively, nor does it intend to be a projection of future results.

	Year Ended December 31, (1)
	2011	2010
	(in thousands except per unit amounts)
Revenues	$381,187	$316,343
Net income available to common unitholders(3)(5)	$50,417	$2,437
Net income available to common unitholders per unit - basic(3)(5)	$0.84	$0.03
Net income available to common unitholders per unit - diluted(3)(5)	$0.84	$0.03

	Year Ended December 31, (2)
	2010	2009
	(in thousands except per unit amounts)
Revenues	$340,623	$309,117
Net income available to common unitholders(3)(4)(5)	$4,558	$31,454
Net income available to common unitholders per unit - basic(3)(4)(5)	$0.07	$0.75
Net income available to common unitholders per unit - diluted(3)(4)(5)	$0.07	$0.75
_______________

(1)
The purchase of 601 108th Avenue N.E., Bellevue, WA, and 201 Third Street, San Francisco, CA, represent the largest acquisitions and approximately 50% of the total aggregate purchase price of the properties acquired during the year ended December 31, 2011.

(2)
The purchase of 303 Second Street and 100 First Street in San Francisco, CA represents the two largest acquisitions and 61.0% of the total purchase price of the Company's total acquisitions for the year ended December 31, 2010.

(3)
The pro forma results for the year ended December 31, 2011 was adjusted to exclude acquisition-related expenses of approximately $0.6 million incurred in 2011 for the acquisitions of 601 108th Avenue N.E., Bellevue, WA, and 201 Third Street, San Francisco, CA. The pro forma results for the year ended December 31, 2010 were adjusted to include these expenses.

(4)
The pro forma results for the year ended December 31, 2010 was adjusted to exclude acquisition-related expenses of approximately $0.8 million incurred in 2010 for the acquisitions of 303 Second Street and 100 First Street in San Francisco, CA. The pro forma results for the year ended December 31, 2009 were adjusted to include these expenses.

(5)
The pro forma results for all periods presented include incremental interest expense assuming the acquisitions were funded by pro forma borrowings under the Credit Facility. The pro forma interest expense estimate is calculated based on the actual interest rate in effect on the Credit Facility for each respective period. Actual funding of the acquisitions may be from different sources and the pro forma borrowings and related pro forma interest expense estimate assumed herein are not indicative of actual results.

The following table summarizes the results of operations for the properties at 601 108th Avenue N.E., Bellevue, WA, and 201 Third Street, San Francisco, CA, from June 3, 2011 and September 15, 2011, the dates of acquisition, respectively, through December 31, 2011:

(in thousands)
Revenues	$15,150
Net income(1)	$397

_______________
(1) Reflects the net operating income less depreciation for these properties and amortization of lease related intangibles.
The following table summarizes the results of operations for the properties at 303 Second Street and 100 First Street in San Francisco, CA, from May 26, 2010 and November 10, 2010, the dates of acquisition, respectively, through December 31, 2010:

(in thousands)
Revenues	$17,506
Net income(1)	$4,012

_______________
(1) Reflects the net operating income less depreciation for these properties and amortization of lease related intangibles.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2011, 2010, and 2009
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses (1)	Deductions	Balance at End of Period
Allowance for Uncollectible Tenant Receivables
Year ended December 31, 2011—Allowance for uncollectible tenant receivables	$2,819	$923	$(1,152)	$2,590
Year ended December 31, 2010—Allowance for uncollectible tenant receivables	$3,063	$16	$(260)	$2,819
Year ended December 31, 2009—Allowance for uncollectible tenant receivables	$3,980	$906	$(1,823)	$3,063
Allowance for Unbilled Deferred Rent
Year ended December 31, 2011—Allowance for deferred rent	$3,831	$(279)	$(146)	$3,406
Year ended December 31, 2010—Allowance for deferred rent	$6,388	$(1,079)	$(1,478)	$3,831
Year ended December 31, 2009—Allowance for deferred rent	$7,339	$(337)	$(614)	$6,388
____________________

(1)	Includes amounts reported in Discontinued Operations (see Note 19).

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2011

	Initial Cost					Gross Amounts at Which Carried at Close of Period
Property Location	Encumb- rances		Land	Buildings and Improve- ments	Costs Capitalized Subsequent to Acquisition/ Improvement	Land	Buildings and Improve- ments	Total	Accumulated Depreciation	Deprecia- tion Life (1)	Date of Acquisition (A)/ Construction (C) (2)		Rentable Square Feet (3) (unaudited)
	(in thousands)
Office Properties:
23925 Park Sorrento Calabasas, California	$13,294	(6)	$50	$2,346	$282	$50	$2,628	$2,678	$1,234	35	2001	(C)	11,789
23975 Park Sorrento Calabasas, California		(6)	765	17,720	5,224	765	22,944	23,709	9,948	35	2002	(C)	100,592
24025 Park Sorrento Calabasas, California		(6)	845	15,896	3,132	845	19,028	19,873	9,251	35	2000	(C)	102,264
26541 Agoura Road Calabasas, California			1,979	9,630	9,789	1,979	19,419	21,398	8,796	35	1997	(A)	90,156
5151 Camino Ruiz Camarillo, California			3,151	13,798	3,364	3,185	17,128	20,313	8,076	35	1997	(A)	187,861
5153 Camino Ruiz Camarillo, California			675	2,957	1,528	656	4,504	5,160	2,234	35	1997	(A)	38,655
5155 Camino Ruiz Camarillo, California			675	2,957	1,463	659	4,436	5,095	2,567	35	1997	(A)	38,856
2240 E. Imperial Highway El Segundo, California			1,044	11,763	23,633	1,074	35,366	36,440	16,279	35	1983	(C)	122,870
2250 E. Imperial Highway El Segundo, California			2,579	29,062	22,714	2,565	51,790	54,355	39,270	35	1983	(C)	298,728
2260 E. Imperial Highway El Segundo, California										35	1983	(C)	(5)
909 Sepulveda Boulevard El Segundo, California	69,507	(7)	3,577	34,042	38,735	3,577	72,777	76,354	17,878	35	2005	(C)	241,607
999 Sepulveda Boulevard El Segundo, California		(7)	1,407	34,326	10,087	1,407	44,413	45,820	12,058	35	2003	(C)	128,504
3750 Kilroy Airport Way Long Beach, California				1,941	10,164		12,105	12,105	7,993	35	1989	(C)	10,457
3760 Kilroy Airport Way Long Beach, California				17,467	7,851		25,318	25,318	18,147	35	1989	(C)	165,278
3780 Kilroy Airport Way Long Beach, California				22,319	13,352		35,671	35,671	27,712	35	1989	(C)	219,745
3800 Kilroy Airport Way Long Beach, California				19,408	15,955		35,363	35,363	16,733	35	2000	(C)	192,476
3840 Kilroy Airport Way Long Beach, California				13,586	9,955		23,541	23,541	11,760	35	1999	(C)	136,026
3880 Kilroy Airport Way Long Beach, California										35	1997	(A)	(12)
3900 Kilroy Airport Way Long Beach, California				12,615	7,690		20,305	20,305	10,069	35	1997	(A)	126,840
Kilroy Airport Center, Phase IV Long Beach, California(4)					2,088		2,088	2,088	2,088	35
12100 W. Olympic Boulevard Los Angeles, California			352	45,611	13,066	9,633	49,396	59,029	13,506	35	2003	(C)	150,167
12200 W. Olympic Boulevard Los Angeles, California			4,329	35,488	13,465	3,977	49,305	53,282	24,495	35	2000	(C)	150,302
12312 W. Olympic Boulevard Los Angeles, California			3,325	12,202	582	3,399	12,710	16,109	5,362	35	1997	(A)	78,000
1633 26th Street Santa Monica, California			2,080	6,672	2,464	2,040	9,176	11,216	4,626	35	1997	(A)	44,915
2100 Colorado Avenue Santa Monica, California			5,474	26,087	11,186	5,476	37,271	42,747	12,296	35	1997	(A)	102,864
3130 Wilshire Boulevard Santa Monica, California			8,921	6,579	10,276	9,188	16,588	25,776	8,700	35	1997	(A)	88,339
501 Santa Monica Boulevard Santa Monica, California			4,547	12,044	6,122	4,551	18,162	22,713	8,638	35	1998	(A)	73,115
2829 Townsgate Road Thousand Oaks, California			5,248	8,001	5,614	5,248	13,615	18,863	6,503	35	1997	(A)	81,067
12225 El Camino Real Del Mar, California			1,700	9,633	2,938	1,683	12,588	14,271	4,119	35	1998	(A)	60,148
12235 El Camino Real Del Mar, California			1,507	8,543	4,550	1,530	13,070	14,600	5,798	35	1998	(A)	54,673
12340 El Camino Real Del Mar, California		(7)	4,201	13,896	7,344	4,201	21,240	25,441	6,119	35	2002	(C)	87,405
12390 El Camino Real Del Mar, California		(7)	3,453	11,981	1,261	3,453	13,242	16,695	6,482	35	2000	(C)	72,332
12348 High Bluff Drive Del Mar, California			1,629	3,096	3,452	1,629	6,548	8,177	4,185	35	1999	(C)	38,710

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)
December 31, 2011

	Initial Cost					Gross Amounts at Which Carried at Close of Period
Property Location	Encumb- rances		Land	Buildings and Improve- ments	Costs Capitalized Subsequent to Acquisition/ Improvement	Land	Buildings and Improve- ments	Total	Accumulated Depreciation	Deprecia- tion Life (1)	Date of Acquisition (A)/ Construction (C) (2)		Rentable Square Feet (3) (unaudited)
	(in thousands)
12400 High Bluff Drive Del Mar, California			15,167	40,497	11,247	15,167	51,744	66,911	14,309	35	2004	(C)	208,464
3579 Valley Centre Drive Del Mar, California	71,517	(8)	2,167	6,897	6,900	2,858	13,106	15,964	5,036	35	1999	(C)	52,375
3611 Valley Centre Drive Del Mar, California		(8)	4,184	19,352	10,933	5,259	29,210	34,469	14,241	35	2000	(C)	130,178
3661 Valley Centre Drive Del Mar, California		(8)	4,038	21,144	8,828	4,725	29,285	34,010	12,314	35	2001	(C)	129,752
3721 Valley Centre Drive Del Mar, California		(8)	4,297	18,967	5,687	4,254	24,697	28,951	6,839	35	2003	(C)	114,780
3811 Valley Centre Drive Del Mar, California	29,754	(9)	3,452	16,152	20,072	4,457	35,219	39,676	12,405	35	2000	(C)	112,067
6200 Greenwich Drive Governor Park, California			1,583	5,235	2,753	1,722	7,849	9,571	4,656	35	1999	(C)	71,000
6220 Greenwich Drive Governor Park, California			3,213	10,628	16,150	3,426	26,565	29,991	7,235	35	1997	(A)	141,214
15051 Avenue of Science I-15 Corridor, California			2,888	5,780	5,543	2,888	11,323	14,211	4,822	35	2002	(C)	70,617
15073 Avenue of Science I -15 Corridor, California			2,070	5,728	1,494	2,070	7,222	9,292	3,388	35	2002	(C)	46,759
15231 Avenue of Science I-15 Corridor, California			2,233	8,830	4,888	2,233	13,718	15,951	3,071	35	2005	(C)	65,638
15253 Avenue of Science I-15 Corridor, California			1,548	6,423	1,664	1,548	8,087	9,635	1,662	35	2005	(C)	37,437
15333 Avenue of Science I-15 Corridor, California			2,371	16,500	2,207	2,371	18,707	21,078	3,194	35	2006	(C)	78,880
15378 Avenue of Science I-15 Corridor, California			3,565	3,796	1,871	3,565	5,667	9,232	2,993	35	1998	(A)	68,910
15435 Innovation Drive I-15 Corridor, California			2,143	6,311	2,711	2,046	9,119	11,165	4,149	35	2000	(C)	51,500
15445 Innovation Drive I-15 Corridor, California			2,143	6,311	5,116	2,046	11,524	13,570	4,794	35	2000	(C)	51,500
13280 Evening Creek Drive South I-15 Corridor, California			3,701	8,398	2,440	3,701	10,838	14,539	1,316	35	2008	(C)	42,971
13290 Evening Creek Drive South I-15 Corridor, California			5,229	11,871	1,459	5,229	13,330	18,559	1,213	35	2008	(C)	61,176
13480 Evening Creek Drive North I-15 Corridor, California			7,997		41,734	7,997	41,734	49,731	5,221	35	2008	(C)	149,817
13500 Evening Creek Drive North I-15 Corridor, California			7,581	35,903	11,228	7,580	47,132	54,712	10,179	35	2004	(A)	147,533
13520 Evening Creek Drive North I-15 Corridor, California			7,581	35,903	12,124	7,580	48,028	55,608	11,017	35	2004	(A)	141,368
7525 Torrey Santa Fe 56 Corridor, California			2,348	28,035	4,041	2,348	32,076	34,424	5,298	35	2007	(C)	103,979
7535 Torrey Santa Fe 56 Corridor, California			2,950	33,808	5,967	2,950	39,775	42,725	6,766	35	2007	(C)	130,243
7545 Torrey Santa Fe 56 Corridor, California			2,950	33,708	8,093	2,950	41,801	44,751	7,570	35	2007	(C)	130,354
7555 Torrey Santa Fe 56 Corridor, California			2,287	24,916	3,683	2,287	28,599	30,886	4,689	35	2007	(C)	101,236
2355 Northside Drive Mission Valley, California			4,066	8,332	1,415	4,066	9,747	13,813	853	35	2,010	(A)	50,425
2365 Northside Drive Mission Valley, California			7,359	15,257	1,171	7,359	16,428	23,787	1,110	35	2010	(A)	91,260
2375 Northside Drive Mission Valley, California			3,947	8,146	505	3,947	8,651	12,598	721	35	2010	(A)	48,949
2385 Northside Drive Mission Valley, California			2,752	14,513	219	2,752	14,732	17,484	992	35	2010	(A)	88,795
2305 Historic Decatur Road Point Loma, California			5,240	22,220	60	5,240	22,280	27,520	843	35	2010	(A)	103,900
10020 Pacific Mesa Boulevard Sorrento Mesa, California			8,007	52,189	15,349	8,007	67,538	75,545	12,191	35	2007	(C)	318,000

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)
December 31, 2011

	Initial Cost					Gross Amounts at Which Carried at Close of Period
Property Location	Encumb- rances		Land	Buildings and Improve- ments	Costs Capitalized Subsequent to Acquisition/ Improvement	Land	Buildings and Improve- ments	Total	Accumulated Depreciation	Deprecia- tion Life (1)	Date of Acquisition (A)/ Construction (C) (2)		Rentable Square Feet (3) (unaudited)
	(in thousands)
4910 Directors Place Sorrento Mesa, California			2,240	13,039	6,455	2,240	19,494	21,734	1,181	35	2009	(C)	50,925
4921 Directors Place Sorrento Mesa, California			3,792	11,091	4,749	3,792	15,840	19,632	1,502	35	2008	(C)	56,136
4939 Directors Place Sorrento Mesa, California			2,225	12,698	4,360	2,198	17,085	19,283	6,371	35	2002	(C)	60,662
4955 Directors Place Sorrento Mesa, California			2,521	14,122	3,697	3,179	17,161	20,340	9,498	35	2000	(C)	76,246
5005 Wateridge Vista Drive Sorrento Mesa, California			3,320	5,049	1,554	3,320	6,603	9,923	3,037	35	1999	(C)	61,460
5010 Wateridge Vista Drive Sorrento Mesa, California										35	1999	(C)	(13)
10770 Wateridge Circle Sorrento Mesa, California			4,560	26,671		4,560	26,671	31,231	1,323	35	2011	(A)	174,310
6055 Lusk Avenue Sorrento Mesa, California			3,935	8,008	5,920	3,942	13,921	17,863	5,440	35	1997	(A)	93,000
6260 Sequence Drive Sorrento Mesa, California			3,206	9,803	1,077	3,212	10,874	14,086	4,781	35	1997	(A)	130,536
6290 Sequence Drive Sorrento Mesa, California			2,403	7,349	4,907	2,407	12,252	14,659	5,352	35	1997	(A)	90,000
6310 Sequence Drive Sorrento Mesa, California			2,940	4,946	60	2,941	5,005	7,946	2,591	35	2000	(C)	62,415
6340 Sequence Drive Sorrento Mesa, California			2,434	7,302	9,964	2,464	17,236	19,700	7,432	35	1998	(A)	66,400
6350 Sequence Drive Sorrento Mesa, California			4,941	14,824	(4,796)	4,922	10,047	14,969	4,987	35	1998	(A)	132,600
10390 Pacific Center Court Sorrento Mesa, California			3,267	5,779	7,501	3,267	13,280	16,547	4,047	35	2002	(C)	68,400
10394 Pacific Center Court Sorrento Mesa, California			2,696	7,134	(901)	1,671	7,258	8,929	2,925	35	1998	(A)	59,630
10398 Pacific Center Court Sorrento Mesa, California			1,947	5,152	1,317	1,222	7,194	8,416	2,475	35	1998	(A)	43,645
10421 Pacific Center Court Sorrento Mesa, California			2,926	7,979	22,937	2,926	30,916	33,842	9,971	35	1998	(A)	75,899
10445 Pacific Center Court Sorrento Mesa, California			2,247	5,945	246	1,809	6,629	8,438	2,656	35	1998	(A)	48,709
10455 Pacific Center Court Sorrento Mesa, California			4,044	10,701	(2,251)	3,780	8,714	12,494	3,403	35	1998	(A)	90,000
5717 Pacific Center Boulevard Sorrento Mesa, California			2,693	6,280	4,220	2,693	10,500	13,193	2,421	35	2001	(C)	67,995
4690 Executive Drive UTC, California		(7)	1,623	7,926	2,270	1,623	10,196	11,819	4,667	35	1999	(A)	47,212
9455 Towne Center Drive UTC, California				3,936	3,571	3,118	4,389	7,507	1,947	35	1998	(A)	45,195
9785 Towne Center Drive UTC, California			2,722	9,932	(1,076)	2,329	9,249	11,578	3,369	35	1999	(A)	75,534
9791 Towne Center Drive UTC, California			1,814	6,622	1,122	2,217	7,341	9,558	2,674	35	1999	(A)	50,466
4175 E. La Palma Avenue Anaheim, California			1,518	2,612	2,549	1,518	5,161	6,679	3,171	35	1997	(A)	43,263
8101 Kaiser Boulevard Anaheim, California			2,369	6,180	2,063	2,377	8,235	10,612	3,946	35	1997	(A)	59,790
2211 Michelson Irvine, California			9,319	82,836	1,053	9,319	83,889	93,208	4,734	35	2010	(A)	271,556
111 Pacifica Irvine, California			5,165	4,653	4,238	5,166	8,890	14,056	4,459	35	1997	(A)	67,496
999 Town & Country Orange, California			7,867	9,579	182	7,867	9,761	17,628	690	35	2010	(A)	98,551
303 Second Street San Francisco, California	135,000	(10)	63,550	154,153	13,964	63,550	168,117	231,667	10,465	35	2010	(A)	734,035
100 First Street San Francisco, California			49,150	131,238	3,502	49,150	134,740	183,890	6,125	35	2010	(A)	466,490

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)
December 31, 2011

	Initial Cost					Gross Amounts at Which Carried at Close of Period
Property Location	Encumb- rances		Land	Buildings and Improve- ments	Costs Capitalized Subsequent to Acquisition/ Improvement	Land	Buildings and Improve- ments	Total	Accumulated Depreciation	Deprecia- tion Life (1)	Date of Acquisition (A)/ Construction (C) (2)		Rentable Square Feet (3) (unaudited)
	(in thousands)
250 Brannan Street San Francisco, California			7,630	22,770	875	7,630	23,645	31,275	867	35	2011	(A)	92,948
201 Third Street San Francisco, California			19,260	84,018	328	19,260	84,346	103,606	1,912	35	2011	(A)	332,076
301 Brannen Street San Francisco, California			5,910	22,450		5,910	22,450	28,360	142	35	2011	(A)	74,430
370 Third Street San Francisco, California										35	2011	(A)	(14)
4040 Civic Center San Rafael, California			10,210	18,029	65	10,210	18,094	28,304	469	35	2011	(A)	126,787
601 108th Avenue Bellevue, Washington				214,095	121	—	214,216	214,216	5,096	35	2011	(A)	488,470
10220 NE Points Drive Kirkland, Washington	29,395	(11)	2,554	12,080	271	2,554	12,351	14,905	320	35	2011	(A)	49,851
10230 NE Points Drive Kirkland, Washington		(11)	5,071	24,694	322	5,070	25,017	30,087	634	35	2011	(A)	98,982
10210 NE Points Drive Kirkland, Washington		(11)	4,336	24,187	319	4,336	24,506	28,842	637	35	2011	(A)	84,641
3933 Lake Washington Boulevard NE Kirkland, Washington		(11)	2,380	15,114	221	2,380	15,335	17,715	366	35	2011	(A)	46,450
15050 N.E. 36th Street Redmond, Washington			9,260	34,650	204	9,260	34,854	44,114	1,285	35	2010	(A)	122,103
TOTAL OFFICE PROPERTIES	$348,467		$464,615	$2,069,042	$594,058	$478,787	$2,648,928	$3,127,715	$647,377				11,421,112
Industrial Properties:
1000 E. Ball Road Anaheim, California			838	1,984	1,266	838	3,250	4,088	3,133	35	1956/1974	(C)/(A)	100,000
1230 S. Lewis Street Anaheim, California			395	1,489	2,488	395	3,977	4,372	3,508	35	1982	(C)	57,730
1250 N. Tustin Avenue Anaheim, California			2,098	4,158	723	2,098	4,881	6,979	2,139	35	1998	(A)	84,185
3125 E. Coronado Street Anaheim, California			3,669	4,341	2,172	3,669	6,513	10,182	2,519	35	1997	(A)	144,000
3130/3150 Miraloma Anaheim, California			3,335	3,727	285	3,335	4,012	7,347	1,760	35	1997	(A)	144,000
3250 E. Carpenter Avenue Anaheim, California					2,592		2,592	2,592	1,192	35	1998	(C)	41,225
3340 E. La Palma Avenue Anaheim, California			67	1,521	6,584	67	8,105	8,172	6,116	35	1966	(C)	153,320
3355 E. La Palma Avenue Anaheim, California			1,704	3,235	2,732	1,982	5,689	7,671	3,217	35	1999	(C)	98,200
4123 E. La Palma Avenue Anaheim, California			1,690	2,604	3,020	1,690	5,624	7,314	3,338	35	1997	(A)	70,863
4155 E. La Palma Avenue Anaheim, California			1,148	2,681	1,289	1,148	3,970	5,118	2,101	35	1997	(A)	74,618
5115 E. La Palma Avenue Anaheim, California			2,462	6,675	4,802	2,464	11,475	13,939	5,127	35	1997	(A)	286,139
5325 E. Hunter Avenue Anaheim, California			1,728	3,555	940	1,728	4,495	6,223	2,348	35	1997	(A)	110,487
1145 N. Ocean Boulevard Anaheim, California			1,171	2,224	2,827	1,304	4,918	6,222	1,423	35	1999	(C)	67,500
1201 N. Miller Street Anaheim, California			3,620	6,875	(2,123)	2,145	6,227	8,372	3,451	35	1999	(C)	119,612
1211 N. Miller Street Anaheim, California			2,129	4,044	4,079	3,234	7,018	10,252	2,941	35	1999	(C)	200,646
1231 N. Miller Street Anaheim, California			2,023	3,842	3,972	1,984	7,853	9,837	2,332	35	1999	(C)	113,700
950 W. Central Avenue Brea, California			101	1,114	675	110	1,780	1,890	789	35	1997	(A)	24,000

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)
December 31, 2011

	Initial Cost					Gross Amounts at Which Carried at Close of Period
Property Location	Encumb- rances		Land	Buildings and Improve- ments	Costs Capitalized Subsequent to Acquisition/ Improvement	Land	Buildings and Improve- ments	Total	Accumulated Depreciation	Deprecia- tion Life (1)	Date of Acquisition (A)/ Construction (C) (2)		Rentable Square Feet (3) (unaudited)
	(in thousands)
1050 W. Central Avenue Brea, California			139	1,532	403	117	1,957	2,074	862	35	1997	(A)	30,000
1150 W. Central Avenue Brea, California			139	1,532	206	132	1,745	1,877	821	35	1997	(A)	30,000
895 Beacon Street Brea, California			253	2,785	407	224	3,221	3,445	1,362	35	1997	(A)	54,795
955 Beacon Street Brea, California			177	1,950	196	172	2,151	2,323	896	35	1997	(A)	37,916
1125 Beacon Street Brea, California			227	2,507	421	261	2,894	3,155	1,452	35	1997	(A)	49,178
925 Lambert Road Brea, California			1,829	3,861	1,540	1,831	5,399	7,230	2,588	35	1999	(C)	80,000
1075 Lambert Road Brea, California			1,497	3,159	1,352	1,495	4,513	6,008	2,152	35	1999	(C)	98,811
1675 MacArthur Boulevard Costa Mesa, California			2,076	2,114	584	2,076	2,698	4,774	1,105	35	1997	(A)	50,842
25902 Towne Center Drive Foothill Ranch, California			3,334	8,243	6,303	4,949	12,931	17,880	7,339	35	1998	(C)	309,685
12681/12691 Pala Drive Garden Grove, California			471	2,115	3,139	471	5,254	5,725	4,971	35	1980	(A)	84,700
7421 Orangewood Avenue Garden Grove, California			612	3,967	1,728	612	5,695	6,307	2,670	35	1997	(A)	82,602
7091 Belgrave Avenue Garden Grove, California			486	3,092	358	505	3,431	3,936	1,601	35	1997	(A)	70,000
12271 Industry Street Garden Grove, California			131	833	(219)	125	620	745	295	35	1997	(A)	20,000
12311 Industry Street Garden Grove, California			168	1,070	(330)	135	773	908	376	35	1997	(A)	25,000
7261 Lampson Avenue Garden Grove, California			318	2,022	(174)	429	1,737	2,166	767	35	1997	(A)	47,092
12472 Edison Way Garden Grove, California			374	2,379	676	318	3,111	3,429	1,303	35	1997	(A)	55,576
12442 Knott Street Garden Grove, California			392	2,499	2,507	356	5,042	5,398	2,338	35	1997	(A)	58,303
2055 S.E. Main Street Irvine, California			772	2,343	596	772	2,939	3,711	1,275	35	1997	(A)	47,583
1951 E. Carnegie Avenue Santa Ana, California			1,830	3,630	1,703	1,844	5,319	7,163	2,476	35	1997	(A)	100,000
2525 Pullman Street Santa Ana, California			4,283	3,276	2,589	4,283	5,865	10,148	1,857	35	2002	(A)	103,380
14831 Franklin Avenue Tustin, California			1,112	1,065	340	1,113	1,404	2,517	768	35	1997	(A)	36,256
2911 Dow Avenue Tustin, California			1,124	2,408	797	1,124	3,205	4,329	1,319	35	1998	(A)	51,410
17150 Von Karman Irvine, California			4,848	7,342	2,161	7,252	7,099	14,351	7,099	35	1997	(A)	(15)
TOTAL INDUSTRIAL PROPERTIES	$—		$54,770	$119,793	$65,606	$58,787	$181,382	$240,169	$95,126				3,413,354
TOTAL OPERATIONS PROPERTIES	$348,467		$519,385	$2,188,835	$659,664	$537,574	$2,830,310	$3,367,884	$742,503				14,834,466
Undeveloped land and construction in progress(17)	$2,562	(16)	$212,596	$137,076	$81,134	$212,596	$218,210	$430,806
TOTAL ALL PROPERTIES	$351,029	(18)	$731,981	$2,325,911	$740,798	$750,170	$3,048,520	$3,798,690	$742,503				14,834,466

Properties Held for Sale:
10243 Genetic Ctr Drive Sorrento Mesa, California			4,632	19,549	1,371	4,632	20,920	25,552	7,493		2001	(C)	102,875
15004 Innovation Drive I-15 Corridor, California			1,858	—	62,527	1,858	62,527	64,385	7,412		2008	(C)	150,801

__________________________

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

(5)

(5)	Excludes approximately 299,000 rentable square feet as this building was under redevelopment at December 31, 2011. The cost basis is included in "Undeveloped land and construction in progress" below.

(6)	These properties secure a $13.3 million mortgage note.

(7)	These properties secure a $69.5 million mortgage note.

(8)	These properties secure a $71.5 million mortgage note.

(9)	This property secures a $29.8 million mortgage note.

(10)	These properties secure a $135.0 million mortgage note.

(11)	These properties secure a $30.2 million mortgage note.

(12)	Excludes approximately 98,000 rentable square feet as this building was under redevelopment at December 31, 2011. The cost basis is included in "Undeveloped land and construction in progress" below.

(13)	Excludes approximately 111,000 rentable square feet as this building was under redevelopment at December 31, 2011. The cost basis is included in "Undeveloped land and construction in progress" below.

(14)	Excludes approximately 410,000 rentable square feet as this building was under redevelopment at December 31, 2011. The cost basis is included in "Undeveloped land and construction in progress" below.

(15)
During the fourth quarter of 2011, we completed demolition of the industrial building on this site to prepare for the possible sale of the land, since we successfully obtained entitlements to reposition this site for residential use. Our ultimate decision to sell this site and the timing of any potential future sale will depend upon market conditions and other factors.

(16)
Represents the principal balance of the public facility bonds (the “Bonds”), the proceeds from which were used to finance infrastructure improvements on one of our undeveloped land parcels. The Bonds are secured by property tax payments.

(17)	Includes initial cost of redevelopment building transferred to construction in progress during the year ended December 31, 2011.

(18)	Represents gross aggregate principal amount before the effect of the unamortized premium of approximately $0.8 million as of December 31, 2011.

The aggregate gross cost of property included above for federal income tax purposes approximated $3.4 billion as of December 31, 2011.

The following table reconciles the historical cost of total real estate held for investment from January 1, 2009 to December 31, 2011:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Total real estate held for investment, beginning of year	$3,216,871	$2,520,083	$2,475,596
Additions during period:
Acquisitions	617,923	643,776	—
Improvements, etc.	84,736	86,754	47,688
Total additions during period	702,659	730,530	47,688
Deductions during period:
Cost of real estate sold	(21,052)	(17,456)	(3,201)
Properties held for sale	(89,937)	—	—
Other (1)	(9,851)	(16,286)	—
Total deductions during period	(120,840)	(33,742)	(3,201)
Total real estate held for investment, end of year	$3,798,690	$3,216,871	$2,520,083

__________________________

(1)	Related to the redevelopment property transferred to construction in progress during the year.
The following table reconciles the accumulated depreciation from January 1, 2009 to December 31, 2011:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Accumulated depreciation, beginning of year	$672,429	$605,976	$532,769
Additions during period:
Depreciation of real estate	105,982	86,288	73,961
Total additions during period	105,982	86,288	73,961
Deductions during period:
Write-offs due to sale	(11,152)	(3,549)	(754)
Properties held for sale	(14,905)	—	—
Other (1)	(9,851)	(16,286)	—
Total deductions during period	(35,908)	(19,835)	(754)
Accumulated depreciation, end of year	$742,503	$672,429	$605,976

__________________________

(1)	Related to the redevelopment property transferred to construction in progress during the year.

EXHIBIT INDEX

Exhibit Number	Description
3.(i)1	Kilroy Realty Corporation Articles of Restatement (37)
3.(i)2	Certificate of Limited Partnership of Kilroy Realty, L.P. (38)
3.(i)3	Amendment to the Certificate of Limited Partnership of Kilroy Realty, L.P. (38)
3.(ii).1	Second Amended and Restated Bylaws of the Registrant (29)
3.(ii).2	Amendment No. 1 to Second Amended and Restated Bylaws (33)
3.(ii).3	Fifth Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P. dated as of March 5, 2004 (2)
3.(ii).4	First Amendment to Fifth Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P., dated as of December 7, 2004 (8)
3.(ii).5	Second Amendment to Fifth Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P., dated as of October 2, 2008 (32)
3.(ii).6	Third Amendment to Fifth Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P. (34)
4.1	Form of Certificate for Common Stock of the Registrant (1)
4.2	Registration Rights Agreement dated January 31, 1997 (1)
4.3	Registration Rights Agreement dated February 6, 1998 (3)
4.4	Second Amended and Restated Registration Rights Agreement dated as of March 5, 2004 (2)
4.5	Registration Rights Agreement dated as of October 31, 1997 (4)
4.6	Registration Rights Agreement dated as of October 6, 2000 (6)
4.7
The Company is party to agreements in connection with long-term debt obligations, none of which individually exceeds ten percent of the total assets of the Company on a consolidated basis. Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Company agrees to furnish copies of these agreements to the Commission upon request

4.8
Note and Guarantee Agreement dated August 4, 2004 by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and the purchasers whose names appear in the acceptance form at the end of the Note and Guarantee Agreement (7)

4.9	Form of 5.72% Series A Guaranteed Senior Note due 2010 (7)
4.10	Form of 6.45% Series B Guaranteed Senior Note due 2014 (7)
4.11†	Kilroy Realty 2006 Incentive Award Plan (22)
4.12†	Amendment to Kilroy Realty 2006 Incentive Award Plan (24)
4.13†	Second Amendment to Kilroy Realty 2006 Incentive Award Plan (28)
4.14†	Third Amendment to Kilroy Realty 2006 Incentive Award Plan (33)
4.15†	Form of Restricted Stock Award Agreement (23)
4.16
Indenture, dated as of April 2, 2007, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, including the form of 3.250% Exchangeable Senior Notes due 2012 (26)

4.17	Registration Rights Agreement, dated April 2, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation, and J.P. Morgan Securities Inc., Banc of America Securities LLC and Lehman Brothers Inc. (26)
4.18
Indenture, dated as of November 20, 2009, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, including the form of 4.25% Exchangeable Senior Notes due 2014 and the form of related guarantee (35)

4.19	Registration Rights Agreement, dated November 20, 2009, among Kilroy Realty, L.P., Kilroy Realty Corporation, J.P. Morgan Securities Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated (35)
4.20	Form of Certificate for Partnership Units of Kilroy Realty, L.P. (38)
4.21
Indenture, dated May 24, 2010, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, including the form of 6.625% Senior Notes due 2020 and the form of the related guarantee. (39)

4.22	Registration Rights Agreement, dated May 24, 2010, among Kilroy Realty, L.P., Kilroy Realty Corporation, J.P. Morgan Securities Inc., Banc of America Securities LLC and Barclays Capital Inc. (39)

Exhibit Number	Description
4.23†	Fourth Amendment to Kilroy Realty 2006 Incentive Award Plan (40)
4.24
Indenture, dated November 3, 2010, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, including the form of 5.000% Senior Notes due 2015 and the form of related guarantee. (41)

4.25	Indenture, dated March 1, 2011, by and among Kilory Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee(45)
4.26	Supplemental Indenture, dated July 5, 2011, among Kilory Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee(46)
10.5	Omnibus Agreement dated as of October 30, 1996 by and among Kilroy Realty, L.P. and the parties named therein (1)
10.6	Supplemental Representations, Warranties and Indemnity Agreement by and among Kilroy Realty, L.P. and the parties named therein (1)
10.7	Pledge Agreement by and among Kilroy Realty, L.P., John B. Kilroy, Sr., John B. Kilroy, Jr. and Kilroy Industries (1)
10.8†	1997 Stock Option and Incentive Plan of the Registrant and Kilroy Realty, L.P. (1)
10.9	Lease Agreement dated January 24, 1989 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase I (9)
10.10	First Amendment to Lease Agreement dated December 28, 1990 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase I (9)
10.11	Lease Agreement dated July 17, 1985 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III (10)
10.12
Lease Agreement dated April 21, 1988 by and between Kilroy Long Beach Associates and the Board of Water Commissioners of the City of Long Beach, acting for and on behalf of the City of Long Beach, for Long Beach Phase IV(10)

10.13	Lease Agreement dated December 30, 1988 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase II (10)
10.14	First Amendment to Lease dated January 24, 1989 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III (10)
10.15	Second Amendment to Lease Agreement dated December 28, 1990 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III (10)
10.16	First Amendment to Lease Agreement dated December 28, 1990 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase II (10)
10.17	Third Amendment to Lease Agreement dated October 10, 1994 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III (10)
10.18	Development Agreement by and between Kilroy Long Beach Associates and the City of Long Beach (10)
10.19	Amendment No. 1 to Development Agreement by and between Kilroy Long Beach Associates and the City of Long Beach (10)
10.20	Property Management Agreement between Kilroy Realty Finance Partnership, L.P. and Kilroy Realty, L.P. (11)
10.21	Form of Environmental Indemnity Agreement (11)
10.22	Option Agreement by and between Kilroy Realty, L.P. and Kilroy Airport Imperial Co. (12)
10.23	Option Agreement by and between Kilroy Realty, L.P. and Kilroy Calabasas Associates (12)
10.24†	Noncompetition Agreement by and between the Registrant and John B. Kilroy, Sr. (1)
10.25†	Noncompetition Agreement by and between the Registrant and John B. Kilroy, Jr. (1)
10.26	License Agreement by and among the Registrant and the other persons named therein (12)
10.27	Purchase and Sale Agreement and Joint Escrow Instructions dated April 30, 1997 by and between Mission Land Company, Mission-Vacaville, L.P. and Kilroy Realty, L.P. (13)
10.28	Agreement of Purchase and Sale and Joint Escrow Instructions dated April 30, 1997 by and between Camarillo Partners and Kilroy Realty, L.P. (13)
10.29	Purchase and Sale Agreement and Escrow Instructions dated May 5, 1997 by and between Kilroy Realty L.P. and Pullman Carnegie Associates (14)

Exhibit Number	Description
10.30	Amendment to Purchase and Sale Agreement and Escrow Instructions dated June 27, 1997 by and between Pullman Carnegie Associates and Kilroy Realty, L.P. (14)
10.31	Purchase and Sale Agreement, Contribution Agreement and Joint Escrow Instructions dated May 12, 1997 by and between Shidler West Acquisition Company, LLC and Kilroy Realty, L.P. (15)
10.32
First Amendment to Purchase and Sale Agreement, Contribution Agreement and Joint Escrow Instructions dated June 6, 1997 by and between Shidler West Acquisition Company, L.L.C. and Kilroy Realty, L.P. (15)

10.33
Second Amendment to Purchase and Sale Agreement, Contribution Agreement and Joint Escrow Instructions dated June 12, 1997 by and between Shidler West Acquisition Company, LLC and Kilroy Realty, L.P. (15)

10.34	Agreement of Purchase and Sale and Joint Escrow Instructions dated June 12, 1997 by and between Mazda Motor of America, Inc. and Kilroy Realty, L.P. (14)
10.35	First Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated June 30, 1997 by and between Mazda Motor of America, Inc. and Kilroy Realty, L.P. (14)
10.36	Agreement for Purchase and Sale of 2100 Colorado Avenue, Santa Monica, California dated June 16, 1997 by and between Santa Monica Number Seven Associates L.P. and Kilroy Realty, L.P. (14)
10.37	Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners (16)
10.38	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated August 22, 1997 (16)
10.39	Second Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 5, 1997 (16)
10.40	Third Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 19, 1997 (16)
10.41	Fourth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 22, 1997 (16)
10.42	Fifth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 23, 1997 (16)
10.43	Sixth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1998 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 25, 1997 (16)
10.44	Seventh Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 29, 1997 (16)
10.45	Eighth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated October 2, 1997 (16)
10.46	Ninth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated October 24, 1997 (16)
10.47	Contribution Agreement dated October 21, 1997 by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and The Allen Group and the Allens (17)
10.48
Purchase and Sale Agreement and Escrow Instructions dated December 11, 1997 by and between Kilroy Realty, L.P. and Swede-Cal Properties, Inc., Viking Investors of Southern California, L.P. and Viking Investors of Southern California II, L.P. (18)

10.49	Amendment to the Contribution Agreement dated October 14, 1998 by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and The Allen Group and the Allens dated October 21, 1997 (19)
10.50	Secured Promissory Notes and Deeds of Trusts Aggregating $80.0 Million payable to Metropolitan Life Insurance Company dated January 10, 2002 (20)
10.51	Secured Promissory Notes and Deeds of Trust Aggregating $115 million payable to Teachers Insurance and Annuity Association of America (21)
10.57†	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and John B. Kilroy, Jr. effective as of January 1, 2007 (25)
10.58†	Addendum No. 1 to Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and John B. Kilroy, Jr. effective as of February 12, 2008 (36)
10.59†	Amendment No. 2 to Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and John B. Kilroy, Jr. effective as of December 31, 2009 (36)
10.60†	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Jeffrey C. Hawken effective as of January 1, 2007 (25)

Exhibit Number	Description
10.61†	Amendment No. 1 to Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Jeffrey C. Hawken effective as of December 31, 2009 (36)
10.62†	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Richard E. Moran Jr. effective as of January 1, 2007 (25)
10.63†	Amendment No. 1 to Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Richard E. Moran Jr. effective as of December 31, 2009 (36)
10.64	Letter confirmation dated March 27, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation and JPMorgan Chase Bank, National Association, London Branch (26)
10.65	Letter confirmation dated March 27, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation and Bank of America, N.A. (26)
10.66	Amendment to letter confirmation dated April 4, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation and JPMorgan Chase Bank, National Association, London Branch (27)
10.67	Amendment to letter confirmation dated April 4, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation and Bank of America, N.A. (27)
10.68†	Kilroy Realty Corporation 2007 Deferred Compensation Plan (30)
10.71†	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Tyler H. Rose effective as of January 1, 2007 (30)
10.72†	Amendment No. 1 to Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Tyler H. Rose effective as of December 31, 2009 (36)
10.73†	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Heidi Roth effective as of January 1, 2007 (30)
10.74†	Amendment No. 1 to Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Heidi Roth effective as of December 31, 2009 (36)
10.75†	Kilroy Realty Corporation Stock Award Deferral Program (31)
10.76	Letter confirmation dated November 16, 2009, among Kilroy Realty, L.P., Kilroy Realty Corporation and JPMorgan Chase Bank, National Association, London Branch (35)
10.77	Letter confirmation dated November 16, 2009, among Kilroy Realty, L.P., Kilroy Realty Corporation and Bank of America, N.A. (35)
10.78	Letter confirmation dated November 20, 2009, among Kilroy Realty, L.P., Kilroy Realty Corporation and JPMorgan Chase Bank, National Association, London Branch (35)
10.79	Letter confirmation dated November 20, 2009, among Kilroy Realty, L.P., Kilroy Realty Corporation and Bank of America, N.A. (35)
10.80†	Form of Indemnification Agreement of Kilroy Realty Corporation with certain officers and directors (37)
10.81†	Separation Agreement and Release dated December 16, 2009 by and between Richard E. Moran Jr., Kilroy Realty, L.P. and Kilroy Realty Corporation (37)
10.82
Deed of Trust and Security Agreement dated January 26, 2010 between Kilroy Realty, L.P. and The Northwestern Mutual Life Insurance Company; related Promissory Note dated January 26, 2010 for $71 million payable to The Northwestern Mutual Life Insurance Company; and related Guarantee of Recourse Obligations dated January 26, 2010 by Kilroy Realty Corporation (37)

10.83
Agreement of Purchase and Sale and Joint Escrow Instructions dated April 12, 2010 by and between Kilroy Realty, L.P, a Delaware limited partnership, and MEPT 303 Second Street LLC, a Delaware limited liability company (42)

10.84
First Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated May 21, 2010 by and between Kilroy Realty, L.P, a Delaware limited partnership, and MEPT 303 Second Street LLC, a Delaware limited liability company (42)

10.85	Revolving Credit Agreement dated August 10, 2010 (43)
10.86	Guaranty of Payment dated August 10, 2010 (43)
10.87	Promissory Note dated January 12, 2011, executed by Kilroy Realty 303, LLC(44)
10.88	Deed of Trust, Security Agreement and Fixture Filing dated January 12, 2011, executed by Kilroy Realty 303, LLC (44)
10.89	Guaranty dated January 12, 2011, executed by Kilroy Realty, L.P. (44)
10.90	Unsecured Indemnity Agreement dated January 12, 2011, executed by Kilroy Realty 303, LLC(44)

Exhibit Number	Description
10.91	First Amendment to Revolving Credit Agreement, dated June 22, 2011(47)
10.92	Sales Agreement, dated July 25, 2011, between Kilroy Realty Corporation, Kilroy Realty, LP. and Barclays Capital Inc.(48)
10.93	Sales Agreement, dated July 25, 2011, between Kilroy Realty Corporation, Kilroy Realty, LP. and Wells Fargo Securities, LLC(48)
10.94	Sales Agreement, dated July 25, 2011, between Kilroy Realty Corporation, Kilroy Realty, LP. and Merrill Lynch, Pierce, Fenner & Smith Incorporated(48)
10.95	Sales Agreement, dated July 25, 2011, between Kilroy Realty Corporation, Kilroy Realty, LP. and J.P. Morgan Securities LLC(48)
12.1*	Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges and Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Dividends of Kilroy Realty Corporation
12.2*	Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges of Kilroy Realty, L.P.
21.1*	List of Subsidiaries of Kilroy Realty Corporation
21.2*	List of Subsidiaries of Kilroy Realty, L.P.
23.1*	Consent of Deloitte & Touche LLP for Kilroy Realty Corporation
23.2*	Consent of Deloitte & Touche LLP for Kilroy Realty, L.P.
24.1*	Power of Attorney (included on the signature page of this Form 10-K)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty Corporation
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty Corporation
31.3*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty, L.P.
31.4*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty, L.P.
32.1*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty Corporation
32.2*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty Corporation
32.3*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty, L.P.
32.4*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty, L.P.
101.1
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Capital, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements. (5)

____________________

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

(5)	Pursuant to Rule 406T of Regulation S−T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

(6)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2000.

(7)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on August 11, 2004.

(8)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 9, 2004.

(9)	Previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 2 to Form S-11 (No. 333-15553).

(10)	Previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Form S-11 (No. 333-15553).

(11)	Previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 5 to Form S-11 (No.

333-15553).

(12)	Previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 4 to Form S-11 (No. 333-15553).

(13)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on June 6, 1997.

(14)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 15, 1997.

(15)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 3, 1997.

(16)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended September 30, 1997.\

(17)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 21, 1997.

(18)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 29, 1997.

(19)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended September 30, 1998.

(20)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2001.

(21)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2004.

(22)	Previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 2006.

(23)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 8, 2007.

(24)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2006.

(25)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on March 22, 2007.

(26)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on April 5, 2007.

(27)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on April 11, 2007.

(28)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2007.

(29)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2008.

(30)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2007.

(31)	Previously filed by Kilroy Realty Corporation as an exhibit to Form 8-K as filed with the Securities and Exchange Commission on January 2, 2008.

(32)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended September 30, 2008.

(33)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 27, 2009.

(34)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2009.

(35)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 25, 2009.

(36)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2008.

(37)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2009.

(38)	Previously filed by Kilroy Realty, L.P., as an exhibit to the General Form for Registration of Securities on Form 10 as filed with the Securities and Exchange Commission on August 18, 2010.

(39)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8−K as filed with the Securities and Exchange Commission on May 25, 2010.

(40)	Previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Form S−8 as filed with the Securities and Exchange Commission on June 11, 2010.

(41)	Previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8−K as filed with the Securities and Exchange Commission on November 4, 2010.

(42)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8−K as filed with the Securities and Exchange Commission on May 27, 2010.

(43)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8−K as filed with the Securities and Exchange Commission on August 11, 2010.

(44)	Previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 13, 2011.

(45)	Previously filed by Kilroy Corporation and Kilroy Realty, L.P. as an exhibit the Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on March 1, 2011.

(46)	Previously filed by Kilroy Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 6, 2011.

(47)	Previously filed by Kilroy Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on June 23, 2011.

(48)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 28, 2011.