Form 10-Q
period 2012-03-31
KILROY REALTY CORP; Kilroy Realty, L.P.
filed 2012-05-02
CIK 1025996, 1493976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Kilroy Realty Corporation Yes  ☐     No   ☑
Kilroy Realty, L.P. Yes  ☐     No   ☑
As of April 30, 2012, 68,349,843 shares of Kilroy Realty Corporation common stock, par value $.01 per share, were outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the three months ended March 31, 2012 of Kilroy Realty Corporation and Kilroy Realty, L.P. Unless stated otherwise or the context otherwise requires, references to "Kilroy Realty Corporation" or the "Company," "we," "our," and "us" mean Kilroy Realty Corporation, a Maryland corporation, and its controlled and consolidated subsidiaries, and references to "Kilroy Realty, L.P." or the "Operating Partnership" mean Kilroy Realty, L.P., a Delaware limited partnership, and its controlled and consolidated subsidiaries.
The Company is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of March 31, 2012, the Company owned an approximate 97.5% common general partnership interest in the Operating Partnership. The remaining approximate 2.5% common limited partnership interests are owned by non-affiliated investors and certain directors and executive officers of the Company. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership's day-to-day management and control and can cause it to enter into certain major transactions including acquisitions, dispositions, and refinancings and cause changes in its line of business, capital structure, and distribution policies.
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
To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	consolidated financial statements;

•	the following notes to the consolidated financial statements:

◦	Note 5, Secured and Unsecured Debt of the Operating Partnership;

◦	Note 6, Noncontrolling Interests on the Company's Consolidated Financial Statements;

i

◦	Note 7, Preferred Stock of the Company;

◦	Note 8, Common Stock of the Company;

◦	Note 9, Preferred and Common Units in the Operating Partnership's Consolidated Financial Statements;

◦	Note 15, Net Income Available to Common Stockholders Per Share of the Company;

◦	Note 16, Net Income Available to Common Unitholders Per Unit of the Operating Partnership;

◦	Note 18, Pro Forma Results of the Company;

◦	Note 19, Pro Forma Results of the Operating Partnership;

•	"Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of the Company"; and

•	"Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of the Operating Partnership".
This report also includes separate sections under Part I, Item 4. Controls and Procedures and separate Exhibit 31 and Exhibit 32 certifications for each of the Company and the Operating Partnership to establish that the Chief Executive Officer and the Chief Financial Officer of each entity have made the requisite certifications and that the Company and Operating Partnership are compliant with Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and 18 U.S.C. §1350.

ii

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
QUARTERLY REPORT FOR THE THREE MONTHS ENDED MARCH 31, 2012

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS OF KILROY REALTY CORPORATION
KILROY REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
REAL ESTATE ASSETS:
Land and improvements (Note 2)	$576,433	$537,574
Buildings and improvements	2,970,967	2,830,310
Undeveloped land and construction in progress	446,237	430,806
Total real estate held for investment	3,993,637	3,798,690
Accumulated depreciation and amortization	(770,688)	(742,503)
Total real estate assets held for investment, net	3,222,949	3,056,187
REAL ESTATE ASSETS AND OTHER ASSETS HELD FOR SALE, NET (Note 14)	—	84,156
CASH AND CASH EQUIVALENTS	374,368	4,777
RESTRICTED CASH (Note 14)	43,140	358
MARKETABLE SECURITIES (Note 12)	6,459	5,691
CURRENT RECEIVABLES, NET (Note 4)	6,990	8,395
DEFERRED RENT RECEIVABLES, NET (Note 4)	106,309	101,142
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Notes 2 and 3)	158,132	155,522
DEFERRED FINANCING COSTS, NET	19,060	18,368
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 11)	21,934	12,199
TOTAL ASSETS	$3,959,341	$3,446,795
LIABILITIES, NONCONTROLLING INTEREST AND EQUITY
LIABILITIES:
Secured debt, net (Notes 5 and 12)	$350,219	$351,825
Exchangeable senior notes, net (Notes 5, 12 and 17)	308,689	306,892
Unsecured debt, net (Notes 5 and 12)	1,130,651	980,569
Unsecured line of credit (Notes 5, 12 and 17)	—	182,000
Accounts payable, accrued expenses and other liabilities	92,574	81,713
Accrued distributions (Note 17)	26,622	22,692
Deferred revenue and acquisition-related intangible liabilities, net (Notes 2 and 3)	90,206	79,781
Rents received in advance and tenant security deposits	30,392	26,917
Liabilities and deferred revenue of real estate assets held for sale (Note 14)	—	13,286
7.80% Series E and 7.50% Series F Cumulative Redeemable Preferred stock, called for redemption (Note 7)	126,500	—
Total liabilities	2,155,853	2,045,675
COMMITMENTS AND CONTINGENCIES (Note 11)
NONCONTROLLING INTEREST (Note 6):
7.45% Series A Cumulative Redeemable Preferred units of the Operating Partnership	73,638	73,638
EQUITY:
Stockholders' Equity (Notes 7 and 8):
Preferred stock, $.01 par value, 30,000,000 shares authorized:
7.45% Series A Cumulative Redeemable Preferred stock, $.01 par value, 1,500,000 shares authorized, none issued and outstanding	—	—
7.80% Series E Cumulative Redeemable Preferred stock, $.01 par value, 1,610,000 shares authorized, issued and outstanding ($40,250 liquidation preference)	—	38,425
7.50% Series F Cumulative Redeemable Preferred stock, $.01 par value, 3,450,000 shares authorized, issued and outstanding ($86,250 liquidation preference)	—	83,157
6.875% Series G Cumulative Redeemable Preferred stock, $.01 par value, 4,000,000 shares authorized, issued and outstanding ($100,000 liquidation preference)	96,155	—
Common stock, $.01 par value, 150,000,000 shares authorized, 68,349,843 and 58,819,717 shares issued and outstanding, respectively	683	588
Additional paid-in capital	1,827,676	1,448,997
Distributions in excess of earnings	(234,199)	(277,450)
Total stockholders' equity	1,690,315	1,293,717
Noncontrolling interest:
Common units of the Operating Partnership (Note 6)	39,535	33,765
Total equity	1,729,850	1,327,482
TOTAL LIABILITIES, NONCONTROLLING INTEREST AND EQUITY	$3,959,341	$3,446,795
See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2012	2011
REVENUES:
Rental income	$90,219	$76,997
Tenant reimbursements	8,304	6,022
Other property income	887	754
Total revenues	99,410	83,773
EXPENSES:
Property expenses	17,535	17,509
Real estate taxes	8,389	7,890
Provision for bad debts	2	26
Ground leases	802	339
General and administrative expenses	8,767	6,560
Acquisition-related expenses	1,528	472
Depreciation and amortization	36,746	28,441
Total expenses	73,769	61,237
OTHER (EXPENSES) INCOME:
Interest income and other net investment gains (Note 12)	484	184
Interest expense (Note 5)	(21,163)	(20,876)
Total other (expenses) income	(20,679)	(20,692)
INCOME FROM CONTINUING OPERATIONS	4,962	1,844
DISCONTINUED OPERATIONS (Note 14)
Income from discontinued operations	900	3,023
Net gain on dispositions of discontinued operations	72,809	—
Total income from discontinued operations	73,709	3,023
NET INCOME	78,671	4,867
Net income attributable to noncontrolling common units of the Operating Partnership	(1,795)	(34)
NET INCOME ATTRIBUTABLE TO KILROY REALTY CORPORATION	76,876	4,833
PREFERRED DISTRIBUTIONS AND DIVIDENDS:
Distributions to noncontrolling cumulative redeemable preferred units of the Operating Partnership	(1,397)	(1,397)
Preferred dividends (Note 7)	(3,021)	(2,402)
Original issuance costs of preferred stock called for redemption (Note 7)	(4,918)	—
Total preferred distributions and dividends	(9,336)	(3,799)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$67,540	$1,034
Loss from continuing operations available to common stockholders per common share - basic (Note 15)	$(0.07)	$(0.04)
Loss from continuing operations available to common stockholders per common share - diluted (Note 15)	$(0.07)	$(0.04)
Net income available to common stockholders per share - basic (Note 15)	$1.06	$0.01
Net income available to common stockholders per share - diluted (Note 15)	$1.06	$0.01
Weighted average common shares outstanding - basic (Note 15)	63,648,704	52,302,075
Weighted average common shares outstanding - diluted (Note 15)	63,648,704	52,302,075
Dividends declared per common share	$0.35	$0.35
See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands, except share and per share/unit data)

		Common Stock				Total Stock- holders' Equity	Noncontrol- ling Interests - Common Units of the Operating Partnership	Total Equity
	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AS OF DECEMBER 31, 2010	$121,582	52,349,670	$523	$1,211,498	$(247,252)	$1,086,351	$31,379	$1,117,730
Net income					4,833	4,833	34	4,867
Issuance of share-based compensation awards		66,208	1	1,874		1,875		1,875
Noncash amortization of share-based compensation				1,420		1,420		1,420
Repurchase of common stock and restricted stock units		(11,485)		(732)		(732)		(732)
Exercise of stock options		15,000		395		395		395
Adjustment for noncontrolling interest				8		8	(8)	—
Preferred distributions and dividends					(3,799)	(3,799)		(3,799)
Dividends declared per common share and common unit ($0.35 per share/unit)					(18,630)	(18,630)	(603)	(19,233)
BALANCE AS OF MARCH 31, 2011	$121,582	52,419,393	$524	$1,214,463	$(264,848)	$1,071,721	$30,802	$1,102,523

		Common Stock				Total Stock- holders' Equity	Noncontrol- ling Interests - Common Units of the Operating Partnership	Total Equity
	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AS OF DECEMBER 31, 2011	$121,582	58,819,717	$588	$1,448,997	$(277,450)	$1,293,717	$33,765	$1,327,482
Net income					76,876	76,876	1,795	78,671
Issuance of Series G Preferred stock (Note 7)	96,155					96,155		96,155
Series E and Series F Preferred stock, called for redemption (Note 7)	(121,582)				(4,918)	(126,500)		(126,500)
Issuance of common stock (Note 8)		9,487,500	95	381,968		382,063		382,063
Issuance of share-based compensation awards (Note 10)		59,938		294		294		294
Noncash amortization of share-based compensation (Note 10)				1,469		1,469		1,469
Repurchase of common stock and restricted stock units (Note 10)		(22,312)		(603)		(603)		(603)
Exercise of stock options		5,000		129		129		129
Adjustment for noncontrolling interest				(4,578)		(4,578)	4,578	—
Preferred distributions and dividends					(4,418)	(4,418)		(4,418)
Dividends declared per common share and common unit ($0.35 per share/unit)					(24,289)	(24,289)	(603)	(24,892)
BALANCE AS OF MARCH 31, 2012	$96,155	68,349,843	$683	$1,827,676	$(234,199)	$1,690,315	$39,535	$1,729,850
See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$78,671	$4,867
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of building and improvements and leasing costs	36,464	29,059
Increase in provision for bad debts	2	26
Depreciation of furniture, fixtures and equipment	288	252
Noncash amortization of share-based compensation awards	1,287	1,106
Noncash amortization of deferred financing costs and debt discounts and premiums	2,976	3,450
Noncash amortization of net (below)/above market rents (Note 3)	(525)	653
Net gain on dispositions of discontinued operations (Note 14)	(72,809)	—
Noncash amortization of deferred revenue related to tenant-funded tenant improvements	(2,261)	(2,326)
Straight-line rents	(5,487)	(4,340)
Net change in other operating assets	(3,869)	(1,816)
Net change in other operating liabilities	14,956	12,866
Insurance proceeds received for property damage	(951)	—
Net cash provided by operating activities	48,742	43,797
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for acquisition of operating properties (Note 2)	(162,380)	(33,000)
Expenditures for operating properties	(17,307)	(15,985)
Expenditures for development and redevelopment properties and undeveloped land	(13,477)	(6,714)
Net proceeds received from dispositions of operating properties (Note 14)	100,765	—
Insurance proceeds received for property damage	951	—
Increase in acquisition-related deposits	(5,250)	(5,000)
Increase in restricted cash	(386)	(438)
Net cash used in investing activities	(97,084)	(61,137)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Series G preferred stock (Note 7)	96,757	—
Net proceeds from issuance of common stock (Note 8)	382,063	—
Borrowings on unsecured line of credit	30,000	42,000
Repayments on unsecured line of credit	(212,000)	(144,000)
Proceeds from issuance of secured debt	—	135,000
Principal payments on secured debt	(1,546)	(1,598)
Proceeds from the issuance of unsecured debt (Note 5)	150,000	—
Financing costs	(1,877)	(1,160)
Decrease in loan deposits	—	2,027
Repurchase of common stock and restricted stock units (Note 10)	(603)	(732)
Proceeds from exercise of stock options	129	395
Dividends and distributions paid to common stockholders and common unitholders	(21,191)	(18,925)
Dividends and distributions paid to preferred stockholders and preferred unitholders	(3,799)	(3,799)
Net cash provided by financing activities	417,933	9,208
Net increase (decrease) in cash and cash equivalents	369,591	(8,132)
Cash and cash equivalents, beginning of period	4,777	14,840
Cash and cash equivalents, end of period	$374,368	$6,708

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS-(Continued)
(unaudited, in thousands)

	Three Months Ended March 31,
	2012	2011
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $3,251 and $1,620 as of March 31, 2012 and 2011, respectively	$4,487	$6,965
NONCASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$5,421	$4,753
Tenant improvements funded directly by tenants to third parties	$95	$2,800
Assumption of other liabilities with property acquisitions (Note 2)	$137	$—
Net disposition proceeds held by a qualified intermediary in connection with Section 1031 exchange (Note 14)	$42,395	$—
NONCASH FINANCING TRANSACTIONS:
Accrual of preferred stock issuance costs	$602	$—
Accrual of dividends and distributions payable to common stockholders and common unitholders	$24,524	$18,950
Accrual of dividends and distributions payable to preferred stockholders and preferred unitholders	$2,431	$1,909
Issuance of share-based compensation awards (Note 10)	$29,989	$6,432
Reclassification of preferred stock called for redemption from equity to liabilities (Note 7)	$126,500	$—

See accompanying notes to consolidated financial statements.

ITEM 1: FINANCIAL STATEMENTS OF KILROY REALTY, L.P.

KILROY REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
REAL ESTATE ASSETS:
Land and improvements (Note 2)	$576,433	$537,574
Buildings and improvements	2,970,967	2,830,310
Undeveloped land and construction in progress	446,237	430,806
Total real estate held for investment	3,993,637	3,798,690
Accumulated depreciation and amortization	(770,688)	(742,503)
Total real estate assets held for investment, net	3,222,949	3,056,187
REAL ESTATE ASSETS AND OTHER ASSETS HELD FOR SALE, NET (Note 14)	—	84,156
CASH AND CASH EQUIVALENTS	374,368	4,777
RESTRICTED CASH (Note 14)	43,140	358
MARKETABLE SECURITIES (Note 12)	6,459	5,691
CURRENT RECEIVABLES, NET (Note 4)	6,990	8,395
DEFERRED RENT RECEIVABLES, NET (Note 4)	106,309	101,142
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Notes 2 and 3)	158,132	155,522
DEFERRED FINANCING COSTS, NET	19,060	18,368
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 11)	21,934	12,199
TOTAL ASSETS	$3,959,341	$3,446,795
LIABILITIES, NONCONTROLLING INTEREST AND CAPITAL
LIABILITIES:
Secured debt, net (Notes 5 and 12)	$350,219	$351,825
Exchangeable senior notes, net (Notes 5, 12 and 17)	308,689	306,892
Unsecured debt, net (Notes 5 and 12)	1,130,651	980,569
Unsecured line of credit (Notes 5, 12 and 17)	—	182,000
Accounts payable, accrued expenses and other liabilities	92,574	81,713
Accrued distributions (Note 17)	26,622	22,692
Deferred revenue and acquisition-related intangible liabilities, net (Notes 2 and 3)	90,206	79,781
Rents received in advance and tenant security deposits	30,392	26,917
Liabilities and deferred revenue of real estate assets held for sale (Note 14)	—	13,286
7.80% Series E and 7.50% Series F Cumulative Redeemable Preferred units, called for redemption (Note 9)	126,500	—
Total liabilities	2,155,853	2,045,675
COMMITMENTS AND CONTINGENCIES (Note 11)
7.45% SERIES A CUMULATIVE REDEEMABLE PREFERRED UNITS	73,638	73,638
CAPITAL:
Partners' Capital (Note 9):
7.80% Series E Cumulative Redeemable Preferred units, 1,610,000 units issued and outstanding ($40,250 liquidation preference)	—	38,425
7.50% Series F Cumulative Redeemable Preferred units, 3,450,000 units issued and outstanding ($86,250 liquidation preference)	—	83,157
6.875% Series G Cumulative Redeemable Preferred units, 4,000,000 units issued and outstanding ($100,000 liquidation preference)	96,155	—
Common units, 68,349,843 and 58,819,717 held by the general partner and 1,718,131 and 1,718,131 held by common limited partners issued and outstanding, respectively	1,631,001	1,203,259
Total partners' capital	1,727,156	1,324,841
Noncontrolling interest in consolidated subsidiaries	2,694	2,641
Total capital	1,729,850	1,327,482
TOTAL LIABILITIES, NONCONTROLLING INTEREST AND CAPITAL	$3,959,341	$3,446,795
See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2012	2011
REVENUES:
Rental income	$90,219	76,997
Tenant reimbursements	8,304	6,022
Other property income	887	754
Total revenues	99,410	83,773
EXPENSES:
Property expenses	17,535	17,509
Real estate taxes	8,389	7,890
Provision for bad debts	2	26
Ground leases	802	339
General and administrative expenses	8,767	6,560
Acquisition-related expenses	1,528	472
Depreciation and amortization	36,746	28,441
Total expenses	73,769	61,237
OTHER (EXPENSES) INCOME:
Interest income and other net investment gains (Note 12)	484	184
Interest expense (Note 5)	(21,163)	(20,876)
Total other (expenses) income	(20,679)	(20,692)
INCOME FROM CONTINUING OPERATIONS	4,962	1,844
DISCONTINUED OPERATIONS (Note 14)
Income from discontinued operations	900	3,023
Net gain on dispositions of discontinued operations	72,809	—
Total income from discontinued operations	73,709	3,023
NET INCOME	78,671	4,867
Net income attributable to noncontrolling interests in consolidated subsidiaries	(53)	(34)
NET INCOME ATTRIBUTABLE TO KILROY REALTY, L.P.	78,618	4,833
Preferred distributions (Note 9)	(4,418)	(3,799)
Original issuance costs of preferred units called for redemption (Note 9)	(4,918)	—
Total preferred distributions	(9,336)	(3,799)
NET INCOME AVAILABLE TO COMMON UNITHOLDERS	$69,282	$1,034
Loss from continuing operations available to common unitholders per common unit - basic (Note 16)	$(0.07)	$(0.04)
Loss from continuing operations available to common unitholders per common unit - diluted (Note 16)	$(0.07)	$(0.04)
Net income available to common unitholders per unit - basic (Note 16)	$1.05	$0.01
Net income available to common unitholders per unit - diluted (Note 16)	$1.05	$0.01
Weighted average common units outstanding - basic (Note 16)	65,366,835	54,025,206
Weighted average common units outstanding - diluted (Note 16)	65,366,835	54,025,206
Distributions declared per common unit	$0.35	$0.35
See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(unaudited, in thousands, except unit and per unit data)

	Partners' Capital			Total Partners' Capital	Noncontrolling Interests in Consolidated Subsidiaries
	Preferred Units	Number of Common Units	Common Units			Total Capital
BALANCE AS OF DECEMBER 31, 2010	$121,582	54,072,801	$994,511	$1,116,093	$1,637	$1,117,730
Net income			4,833	4,833	34	4,867
Issuance of share-based compensation awards		66,208	1,875	1,875		1,875
Noncash amortization of share-based compensation			1,420	1,420		1,420
Repurchase of common units and restricted stock units		(11,485)	(732)	(732)		(732)
Exercise of stock options		15,000	395	395		395
Other			1	1	(1)	—
Preferred distributions			(3,799)	(3,799)		(3,799)
Distributions declared per common unit ($0.35 per unit)			(19,233)	(19,233)		(19,233)
BALANCE AS OF MARCH 31, 2011	$121,582	54,142,524	$979,271	$1,100,853	$1,670	$1,102,523

	Partners' Capital			Total Partners' Capital	Noncontrolling Interests in Consolidated Subsidiaries
	Preferred Units	Number of Common Units	Common Units			Total Capital
BALANCE AS OF DECEMBER 31, 2011	$121,582	60,537,848	$1,203,259	$1,324,841	$2,641	$1,327,482
Net income			78,618	78,618	53	78,671
Issuance of Series G Preferred units (Note 9)	96,155			96,155		96,155
Series E and Series F Preferred units, called for redemption (Note 9)	(121,582)		(4,918)	(126,500)		(126,500)
Issuance of common units (Note 9)		9,487,500	382,063	382,063		382,063
Issuance of share-based compensation awards (Note 10)		59,938	294	294		294
Noncash amortization of share-based compensation (Note 10)			1,469	1,469		1,469
Repurchase of common units and restricted stock units (Note 10)		(22,312)	(603)	(603)		(603)
Exercise of stock options		5,000	129	129		129
Preferred distributions			(4,418)	(4,418)		(4,418)
Distributions declared per common unit ($0.35 per unit)			(24,892)	(24,892)		(24,892)
BALANCE AS OF MARCH 31, 2012	$96,155	70,067,974	$1,631,001	$1,727,156	$2,694	$1,729,850

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$78,671	$4,867
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of building and improvements and leasing costs	36,464	29,059
Increase in provision for bad debts	2	26
Depreciation of furniture, fixtures and equipment	288	252
Noncash amortization of share-based compensation awards	1,287	1,106
Noncash amortization of deferred financing costs and debt discounts and premiums	2,976	3,450
Noncash amortization of net (below)/above market rents (Note 3)	(525)	653
Net gain on dispositions of discontinued operations (Note 14)	(72,809)	—
Noncash amortization of deferred revenue related to tenant-funded tenant improvements	(2,261)	(2,326)
Straight-line rents	(5,487)	(4,340)
Net change in other operating assets	(3,869)	(1,816)
Net change in other operating liabilities	14,956	12,866
Insurance proceeds received for property damage	(951)	—
Net cash provided by operating activities	48,742	43,797
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for acquisition of operating properties (Note 2)	(162,380)	(33,000)
Expenditures for operating properties	(17,307)	(15,985)
Expenditures for development and redevelopment properties and undeveloped land	(13,477)	(6,714)
Net proceeds received from dispositions of operating properties (Note 14)	100,765	—
Insurance proceeds received for property damage	951	—
Increase in acquisition-related deposits	(5,250)	(5,000)
Increase in restricted cash	(386)	(438)
Net cash used in investing activities	(97,084)	(61,137)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Series G preferred units (Note 9)	96,757	—
Net proceeds from issuance of common units (Note 9)	382,063	—
Borrowings on unsecured line of credit	30,000	42,000
Repayments on unsecured line of credit	(212,000)	(144,000)
Proceeds from issuance of secured debt	—	135,000
Principal payments on secured debt	(1,546)	(1,598)
Proceeds from the issuance of unsecured debt (Note 5)	150,000	—
Financing costs	(1,877)	(1,160)
Decrease in loan deposits	—	2,027
Repurchase of common units and restricted stock units (Note 10)	(603)	(732)
Proceeds from exercise of stock options	129	395
Distributions paid to common unitholders	(21,191)	(18,925)
Distributions paid to preferred unitholders	(3,799)	(3,799)
Net cash provided by financing activities	417,933	9,208
Net increase (decrease) in cash and cash equivalents	369,591	(8,132)
Cash and cash equivalents, beginning of period	4,777	14,840
Cash and cash equivalents, end of period	$374,368	$6,708

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS-(Continued)
(unaudited, in thousands)

	Three Months Ended March 31,
	2012	2011
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $3,251 and $1,620 as of March 31, 2012 and 2011, respectively	$4,487	$6,965
NONCASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$5,421	$4,753
Tenant improvements funded directly by tenants to third parties	$95	$2,800
Assumption of other liabilities with property acquisitions (Note 2)	$137	$—
Net disposition proceeds held by a qualified intermediary in connection with Section 1031 exchange (Note 14)	$42,395	$—
NONCASH FINANCING TRANSACTIONS:
Accrual of preferred unit issuance costs	$602	$—
Accrual of distributions payable to common unitholders	$24,524	$18,950
Accrual of distributions payable to preferred unitholders	$2,431	$1,909
Issuance of share-based compensation awards (Note 10)	$29,989	$6,432
Reclassification of preferred units called for redemption from equity to liabilities (Note 9)	$126,500	$—
See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2012 and 2011
(unaudited)

1.    Organization and Basis of Presentation
Organization
Kilroy Realty Corporation (the "Company") is a self-administered real estate investment trust (“REIT”) active in office and industrial submarkets along the West Coast. We own, develop, acquire and manage real estate assets, consisting primarily of Class A properties in the coastal regions of Los Angeles, Orange County, San Diego, greater Seattle, and the San Francisco Bay Area, which we believe have strategic advantages and strong barriers to entry. Class A real estate encompasses attractive and efficient buildings of high quality that are attractive to tenants, are well-designed and constructed with above-average material, workmanship and finishes and are well-maintained and managed. We qualify as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). The Company's common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “KRC.”
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
The following table of office buildings (the "Office Properties") and industrial buildings (the "Industrial Properties") summarizes our stabilized portfolio of operating properties as of March 31, 2012. As of March 31, 2012, all of our properties are owned and all of our business is currently conducted in the state of California with the exception of six office properties located in the state of Washington.

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied
Office Properties(1)	111	11,797,818	440	90.0%
Industrial Properties	39	3,413,354	60	97.0%
Total Stabilized Portfolio	150	15,211,172	500	91.6%
________________________

(1)	Includes seven office properties acquired in one transaction during the three months ended March 31, 2012 encompassing 374,139 rentable square feet (see Note 2 for additional information).

Our stabilized portfolio excludes undeveloped land, development and redevelopment properties currently under construction or committed for construction, "lease-up" properties and properties held for sale. As of March 31, 2012, we had four office redevelopment properties under construction encompassing approximately 918,000 rentable square feet. We define "lease-up" properties as properties we recently developed or redeveloped that have not yet reached 95% occupancy and are within one year following cessation of major construction activities.  We had no "lease-up" properties as of March 31, 2012. As of December 31, 2011, we had two office properties held-for-sale encompassing approximately 254,000 rentable square feet, which were sold in January 2012.
     As of March 31, 2012, the Company owned a 97.5% general partnership interest in the Operating Partnership. The remaining 2.5% common limited partnership interest in the Operating Partnership as of March 31, 2012 was owned by non-affiliated investors and certain of our directors and executive officers (see Note 6). Both the general and limited common partnership interests in the Operating Partnership are denominated in common units. The number of common units held by the Company is at all times equivalent to the number of outstanding shares of the Company's common stock, and the rights of all the common units to quarterly distributions and payments in liquidation mirror those of the Company's common stockholders. The common limited partners have certain redemption rights as provided in the Operating Partnership's Sixth Amended and Restated Agreement of Limited Partnership (as amended, the “Partnership Agreement”) (see Note 6).
Kilroy Realty Finance, Inc., our wholly-owned subsidiary, is the sole general partner of the Finance Partnership and owns a 1.0% general partnership interest. The Operating Partnership owns the remaining 99.0% limited partnership interest. Kilroy Services, LLC ("KSLLC"), which is a wholly-owned subsidiary of the Operating Partnership, is the entity through which we conduct substantially all of our development activities. With the exception of the Operating Partnership, all of our subsidiaries, which include Kilroy Realty TRS, Inc., Kilroy Realty Management, L.P., Kilroy RB, LLC, Kilroy RB II, LLC, Kilroy Realty Northside Drive, LLC and Kilroy Realty 303, LLC are wholly-owned.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basis of Presentation
The consolidated financial statements of the Company include the consolidated financial position and results of operations of the Company, the Operating Partnership, the Finance Partnership, KSLLC, and all of our wholly-owned and controlled subsidiaries. The consolidated financial statements of the Operating Partnership include the consolidated financial position and results of operations of the Operating Partnership, the Finance Partnership, KSLLC, and all wholly-owned and controlled subsidiaries of the Operating Partnership. All intercompany balances and transactions have been eliminated in the consolidated financial statements.
As of March 31, 2012 the consolidated financial statements of the Company and the Operating Partnership also include one variable interest entity ("VIE") in which we are deemed to be the primary beneficiary. In February 2012, we acquired seven office buildings in one transaction which were transferred to a special purpose VIE to facilitate a potential like−kind exchange pursuant to Section 1031 of the Code to defer taxable gains on sales for federal and state income tax purposes ("Section 1031 Exchange"). The Company is obligated to complete a Section 1031 Exchange, if any, and take title to the property within 180 days of the acquisition date. The VIE will be terminated upon the completion of the Section 1031 Exchange. The impact of consolidating the VIE increased the Company's total assets and liabilities by approximately $172.2 million and $10.4 million, respectively, at March 31, 2012. As of December 31, 2011, the consolidated financial statements of the Company and the Operating Partnership included one VIE, which was established in September 2011 to facilitate a Section 1031 Exchange. The impact of consolidating this VIE increased the Company's total assets and liabilities by approximately $108.5 million and $7.3 million, respectively, at December 31, 2011. This Section 1031 Exchange was completed in January 2012 and this entity was no longer a VIE at March 31, 2012.
The accompanying interim financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The interim financial statements for the Company and the Operating Partnership should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2011.
Change in Statements of Cash Flows Presentation
Certain prior period amounts in the consolidated statements of cash flows of the Company and the Operating Partnership have been reclassified to conform to the current period presentation. We reclassified cash flow changes from "Marketable securities," "Current receivables," "Other deferred leasing costs" and "Prepaid expenses and other assets" into "Net change in other operating assets" for all periods presented. We also reclassified cash flow changes from "Accounts payable, accrued expenses and other liabilities," "Deferred revenue" and "Rents received in advance and tenant security deposits" into "Net change in other operating liabilities" for all periods presented. Each category change had previously been presented separately.
Recent Accounting Pronouncements
Effective January 1, 2012, we adopted the provisions of ASU No. 2011-04, Amendment to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amended ASC Topic 820, Fair Value Measurement. The objective of this guidance is to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards. The guidance also requires expanded fair value disclosures related to Level 3 financial instruments and Level 3 financial instrument transfers. The guidance does not require any new fair value measurements. The adoption of this guidance did not have a material impact on our consolidated financial statements or notes to our consolidated financial statements.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Acquisitions
During the three months ended March 31, 2012, we acquired the seven office properties listed below from an unrelated third party. The acquisition was funded with proceeds from the Company's public offering of common stock in February 2012 (see Note 8).

Property	Date of Acquisition	Number of Buildings	Rentable Square Feet	Occupancy as of March 31, 2012	Purchase Price (in millions)(1)
4100-4700 Bohannon Drive
Menlo Park, CA	February 29, 2012	7	374,139	80.1%	$162.5
Total		7	374,139		$162.5
________________________

(1)	Excludes acquisition-related costs.
The related assets, liabilities, and results of operations of the acquired properties are included in the consolidated financial statements as of the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

4100-4700 Bohannon Drive, Menlo Park, CA
(in thousands)
Assets
Land	$38,810
Buildings and improvements(1)	124,617
Deferred leasing costs and acquisition-related intangible assets(2)	9,470
Total assets acquired	172,897

Liabilities
Deferred revenue and acquisition-related intangible liabilities(3)	10,380
Accounts payable, accrued expenses and other liabilities	137
Total liabilities assumed	10,517

Net assets and liabilities acquired(4)	$162,380

________________________

(1)	Represents buildings, building improvements and tenant improvements.

(2)
Represents in-place leases (approximately $5.8 million with a weighted average amortization period of 5.8 years), above-market leases (approximately $0.1 million with a weighted average amortization period of 2.6 years), and leasing commissions (approximately $3.5 million with a weighted average amortization period of 4.3 years).

(3)	Represents below-market leases (approximately $10.4 million with a weighted average amortization period of 8.2 years).

(4)	Reflects the purchase price net of other lease-related obligations.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Deferred Leasing Costs and Acquisition-related Intangible Assets and Liabilities, net
The following table summarizes our deferred leasing costs and acquisition-related intangible assets (acquired value of leasing costs, above-market operating leases, in-place leases and below-market ground lease obligation) and intangible liabilities (acquired value of below-market operating leases and above-market ground lease obligation) as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(in thousands)
Deferred Leasing Costs and Acquisition-related Intangible Assets, net(1):
Deferred leasing costs	$139,693	$142,652
Accumulated amortization	(48,131)	(52,974)
Deferred leasing costs, net	91,562	89,678
Above-market operating leases	26,637	28,143
Accumulated amortization	(7,857)	(8,101)
Above-market operating leases, net	18,780	20,042
In-place leases	63,465	61,355
Accumulated amortization	(15,825)	(15,753)
In-place leases, net	47,640	45,602
Below-market ground lease obligation	200	200
Accumulated amortization	(50)	—
Below-market ground lease obligation, net	150	200
Total deferred leasing costs and acquisition-related intangible assets, net	$158,132	$155,522
Acquisition-related Intangible Liabilities, net(1)(2):
Below-market operating leases	$46,966	$37,582
Accumulated amortization	(7,058)	(6,158)
Below-market operating leases, net	39,908	31,424
Above-market ground lease obligation	5,200	5,200
Accumulated amortization	(53)	(37)
Above-market ground lease obligation, net	5,147	5,163
Total acquisition-related intangible liabilities, net	$45,055	$36,587
________________________

(1)
Balances and accumulated amortization amounts at March 31, 2012 reflect the write-off of the following fully amortized amounts at January 1, 2012: deferred leasing costs (approximately $9.5 million), above-market leases (approximately $1.6 million), in-place leases (approximately $3.7 million), and below-market leases (approximately $1.0 million).

(2)	Included in deferred revenue and acquisition-related intangible liabilities, net in the consolidated balance sheets.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth amortization related to deferred leasing costs and acquisition-related intangibles for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Deferred leasing costs(1)	$4,498	$3,768
Net (below) above-market operating leases(2)	(525)	653
In-place leases(1)	3,781	2,173
Net below-market ground lease obligation(3)	34	—
Total	$7,788	$6,594
_________________________

(1)	The amortization of deferred leasing costs and in-place leases is recorded to depreciation and amortization expense in the consolidated statements of operations for the periods presented.

(2)
The amortization of net below−market operating leases is recorded as an increase to rental income for the three months ended March 31, 2012, and the amortization of the net above-market operating leases is recorded as a decrease to rental income for the three months ended March 31, 2011 in the consolidated statements of operations.

(3)	The amortization of the net below-market ground lease obligation is recorded as an increase to ground lease expense in the consolidated statements of operations for the period presented.

The following table sets forth the estimated annual amortization expense related to deferred leasing costs and acquisition−related intangibles as of March 31, 2012 for future periods:

Year Ending	Deferred Leasing Costs	Net Below-Market Operating Leases(1)	In-Place Leases	Net Below/(Above)-Market Ground Lease Obligation(2)
	(in thousands)
Remaining 2012	$14,535	$(2,196)	$11,111	$103
2013	17,541	(3,091)	12,616	(63)
2014	15,392	(2,897)	9,173	(63)
2015	11,828	(2,285)	5,317	(63)
2016	9,426	(1,393)	2,903	(63)
Thereafter	22,840	(9,266)	6,520	(4,848)
Total	$91,562	$(21,128)	$47,640	$(4,997)
_______________________

(1)
Represents estimated annual amortization related to net below-market operating leases. Amounts shown represent net below-market operating leases which will be recorded as an increase to rental income in the consolidated statements of operations.

(2)
Represents estimated annual net amortization related to (above)/below−market ground lease obligations. Amounts shown for 2012 represent net below−market ground lease obligations which will be recorded as an increase to ground lease expense in the consolidated statements of operations. Amounts shown for 2013−2016 and for the periods thereafter represent net above−market ground lease obligations which will be recorded as a decrease to ground lease expense in the consolidated statements of operations.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Receivables
Current Receivables, net
Current receivables, net is primarily comprised of contractual rents and other lease-related obligations due from tenants. The balance consisted of the following as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(in thousands)
Current receivables	$9,574	$10,985
Allowance for uncollectible tenant receivables	(2,584)	(2,590)
Current receivables, net	$6,990	$8,395
 Deferred Rent Receivables, net
Deferred rent receivables, net consisted of the following as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(in thousands)
Deferred rent receivables	$109,317	$104,548
Allowance for deferred rent receivables	(3,008)	(3,406)
Deferred rent receivables, net	$106,309	$101,142

5.    Secured and Unsecured Debt of the Operating Partnership
Exchangeable Senior Notes
The table below summarizes the balance and significant terms of the Company's 3.25% Exchangeable Notes due April 2012 (the "3.25% Exchangeable Notes") and 4.25% Exchangeable Notes due November 2014 (the "4.25% Exchangeable Notes" and together with the 3.25% Exchangeable Notes, the "Exchangeable Notes") outstanding as of March 31, 2012 and December 31, 2011. The Company repaid the 3.25% Exchangeable Notes in April 2012 upon maturity (see Note 17).

	3.25% Exchangeable Notes		4.25% Exchangeable Notes
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
	(in thousands)
Principal amount	$148,000	$148,000	$172,500	$172,500
Unamortized discount	(132)	(924)	(11,679)	(12,684)
Net carrying amount of liability component	$147,868	$147,076	$160,821	$159,816
Carrying amount of equity component	$33,675		$19,835
Maturity date	April 2012		November 2014
Stated coupon rate (1)(2)	3.25%		4.25%
Effective interest rate (3)	5.45%		7.13%
Exchange rate per $1,000 principal value of the Exchangeable Notes, as adjusted (4)	11.3636		27.8307
Exchange price, as adjusted (4)	$88.00		$35.93
Number of shares on which the aggregate consideration to be delivered on conversion is determined (4)	1,681,813		4,800,796
_____________________

(1)	Interest on the 3.25% Exchangeable Notes is payable semi-annually in arrears on April 15th and October 15th of each year.

(2)	Interest on the 4.25% Exchangeable Notes is payable semi-annually in arrears on May 15th and November 15th of each year.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capped Call Transactions
In connection with the offerings of the Exchangeable Notes, we entered into capped call option transactions ("capped calls") to mitigate the dilutive impact of the potential conversion of the Exchangeable Notes. The table below summarizes our capped call option positions as of both March 31, 2012 and December 31, 2011. The capped calls on the 3.25% Exchangeable Notes were terminated on April 15, 2012 upon the maturity and repayment of the 3.25% Exchangeable Notes by the Company.

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
For the three months ended March 31, 2012 and 2011, the per share average trading price of the Company's common stock on the NYSE was higher than the $35.93 exchange price for the 4.25% Exchangeable Notes, as presented below:

	March 31, 2012	March 31, 2011
Per share average trading price of the Company's common stock	$42.86	$37.96
As a result, even though the 4.25% Exchangeable Notes were not convertible as of March 31, 2012 and March 31, 2011, if they were convertible, the approximate fair value of the shares upon conversion at these dates would have been equal to approximately $208.7 million and $182.5 million, respectively, which would have exceeded the $172.5 million principal amount of the 4.25% Exchangeable Notes by approximately $36.2 million and $10.0 million, respectively. The average trading price of the Company's common stock on the NYSE for the three months ended March 31, 2012 and 2011 was below the exchange price of the 3.25% Exchangeable Notes. See Notes 15 and 16 for a discussion of the impact of the Exchangeable Notes on our diluted earnings per share and unit calculations for the periods presented.
Interest Expense for the Exchangeable Notes
The unamortized discount on the Exchangeable Notes is accreted as additional interest expense from the date of issuance through the maturity date of the applicable Exchangeable Notes. The following table summarizes the total interest expense attributable to the Exchangeable Notes based on the effective interest rates set forth above, before the effect of capitalized interest, for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Contractual interest payments	$3,035	$3,035
Amortization of discount	1,797	1,688
Interest expense attributable to the Exchangeable Notes	$4,832	$4,723
Unsecured Term Loan Facility
In March 2012, the Operating Partnership entered into a new $150.0 million unsecured term loan (the "Unsecured Term Loan Facility"), which is included in unsecured debt, net on our consolidated balance sheets. The Unsecured Term Loan Facility bears interest at an annual rate of LIBOR plus 1.750%, which can vary depending on the Operating Partnership's credit rating, and is scheduled to mature on March 29, 2016. Under the terms of the Unsecured Term Loan Facility, we may exercise an option to extend the maturity date by one year. We may elect to borrow up to an additional $100.0 million under an accordion option, subject to bank approval. We expect to use borrowings under the Unsecured Term Loan Facility for general corporate purposes, which may include repaying other outstanding indebtedness.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unsecured Line of Credit
The following table summarizes the balance and terms of our Credit Facility as of March 31, 2012 and December 31, 2011, respectively:

	March 31, 2012	December 31, 2011
	(in thousands)
Outstanding borrowings(1)	$—	$182,000
Remaining borrowing capacity	500,000	318,000
Total borrowing capacity(2)	$500,000	$500,000
Interest rate(3)		2.05%
Facility fee-annual rate(4)	0.350%
Maturity date(5)	August 2015
________________________

(1)	As of March 31, 2012, there were no borrowings outstanding on the Credit Facility.

(2)	We may elect to borrow, subject to bank approval, up to an additional $200.0 million under an accordion feature under the terms of the Credit Facility.

(3)
The Credit Facility interest rate was calculated based on an annual rate of LIBOR plus 1.750% as of both March 31, 2012 and December 31, 2011. No interest rate is shown as of March 31, 2012 because no borrowings were outstanding.

(4)
The facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we also incurred origination and legal costs of approximately $8.3 million that are currently being amortized through the maturity date of the Credit Facility.

(5)	Under the terms of the Credit Facility, we may exercise an option to extend the maturity date by one year.
The Company intends to borrow amounts under the Credit Facility from time to time for general corporate purposes, to fund potential acquisitions, to finance development and redevelopment expenditures, and to potentially repay long-term debt. In March 2012, we amended the Credit Facility to reduce the FMV Cap Rate (as defined in the Credit Facility agreement), which is used to calculate the fair value of our assets for certain covenants under the Credit Facility, from 7.50% to 6.75%. There were no other changes to the terms of the Credit Facility.
Debt Covenants and Restrictions
The Credit Facility, the Unsecured Term Loan Facility, the unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a minimum fixed-charge coverage ratio, a minimum unsecured debt ratio, and a minimum unencumbered asset pool debt service coverage ratio. Noncompliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. We believe we were in compliance with all of our debt covenants as of March 31, 2012.
Debt Maturities
The following table summarizes the stated debt maturities and scheduled amortization payments, excluding debt discounts and premiums, as of March 31, 2012:

Year Ending	(in thousands)
Remaining 2012	$251,758	(1)
2013	6,373
2014	262,443
2015	357,382
2016	156,551
Thereafter	768,476
Total	$1,802,983	(2)
________________________

(1)	Includes the 3.25% Exchangeable Notes with an aggregate principal amount of $148.0 million that we repaid in April 2012 upon maturity (see Note 17).

(2)	Includes gross principal balance of outstanding debt before impact of all debt discounts and premiums.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capitalized Interest and Loan Fees
The following table sets forth our gross interest expense, including debt discount/premium and loan cost amortization, net of capitalized interest, for the three months ended March 31, 2012 and 2011. The capitalized amounts are a cost of development and redevelopment, and increase the carrying value of undeveloped land and construction in progress.

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Gross interest expense	$24,994	$22,855
Capitalized interest	(3,831)	(1,979)
Interest expense	$21,163	$20,876

6.    Noncontrolling Interests on the Company's Consolidated Financial Statements
7.45% Series A Cumulative Redeemable Preferred Units of the Operating Partnership
As of both March 31, 2012 and December 31, 2011, the Operating Partnership had outstanding 1,500,000 7.45% Series A Cumulative Redeemable Preferred Units representing preferred limited partnership interests in the Operating Partnership with a redemption value of $50.00 per unit. There were no changes to this noncontrolling interest during the three months ended March 31, 2012 and 2011.
Common Units of the Operating Partnership
The Company owned a 97.5%, 97.2% and 96.8% common general partnership interest in the Operating Partnership as of March 31, 2012, December 31, 2011, and March 31, 2011, respectively. The remaining 2.5%, 2.8% and 3.2% common limited partnership interest as of March 31, 2012, December 31, 2011 and March 31, 2011, respectively, was owned by non-affiliate investors and certain of our executive officers and directors in the form of noncontrolling common units. There were 1,718,131, 1,718,131 and 1,723,131 common units outstanding held by these investors, executive officers and directors as of March 31, 2012, December 31, 2011 and March 31, 2011, respectively.
The noncontrolling common units may be redeemed by unitholders for cash. We, at our option, may satisfy the cash redemption obligation with shares of the Company's common stock on a one-for-one basis. Whether satisfied in cash or shares of the Company's common stock, the value for each noncontrolling common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company's common stock, par value $.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable balance sheet date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $78.9 million and $64.7 million as of March 31, 2012 and December 31, 2011, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each noncontrolling common unit in the event of our termination or liquidation. In the event of our termination or liquidation, it is expected in most cases that each common unit would be entitled to a liquidating distribution equal to the amount payable with respect to each share of the Company's common stock.

7.    Preferred Stock of the Company
Redemption of 7.80% Series E and 7.50% Series F Cumulative Redeemable Preferred Stock
On March 15, 2012, the Company announced that it would redeem all 1,610,000 outstanding shares of its 7.80% Series E Cumulative Redeemable Preferred Stock ("Series E Preferred Stock") and all 3,450,000 outstanding shares of its 7.50% Series F Cumulative Redeemable Preferred Stock ("Series F Preferred Stock"), on April 16, 2012 (the "Redemption Date"). On the Redemption Date, the shares of Series E and Series F Preferred Stock (together, the “Preferred Stock Called for Redemption”) were redeemed at a redemption price equal to their stated liquidation preference of $25.00 per share, representing $126.5 million in aggregate, plus all accrued and unpaid dividends to the Redemption Date.
The $126.5 million aggregate redemption value of the Preferred Stock Called for Redemption was presented as a liability on the consolidated balance sheet as of March 31, 2012 since the redemption notice issued by the Company on March 15, 2012 represented an irrevocable commitment by the Company to redeem the Preferred Stock Called for Redemption. Accordingly, we have included $2.9 million of related accrued and unpaid dividends through the Redemption Date as accrued distributions in the consolidated balance sheet as of March 31, 2012. For the three months ended March 31, 2012, we recognized a non-recurring non-cash charge of $4.9 million as a reduction to net income available to common stockholders for the original issuance costs related to the Preferred Stock Called for Redemption.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Issuance of 6.875% Series G Cumulative Redeemable Preferred Stock
In March 2012, the Company issued 4,000,000 shares of its 6.875% Series G Cumulative Redeemable Preferred Stock ("Series G Preferred Stock") at a public offering price of $25.00 per share, for a total of approximately $96.2 million of net proceeds, after deducting the underwriting discount and other accrued offering-related costs. Dividends on the Series G Preferred Stock are cumulative and are payable quarterly in arrears on the 15th day of each February, May, August and November, commencing May 15, 2012. The Series G Preferred Stock is presented in stockholders' equity on the consolidated balance sheet net of issuance costs.
The outstanding shares of Series G Preferred Stock do not have a stated maturity date and are not subject to any sinking fund or mandatory redemption. Holders of the Series G Preferred Stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly dividend periods (whether or not consecutive). The Company may not redeem the Series G Preferred Stock prior to March 27, 2017, except in limited circumstances relating to the Company’s continuing qualification as a REIT and upon certain specified change in control transactions in which the Company’s common shares and the acquiring or surviving entity common securities would not be listed on the NYSE, NYSE Amex or NASDAQ, or any successor exchanges. On or after March 27, 2017, the Company may, at its option, redeem the Series G Preferred Stock, in whole or in part at any time or from time to time, by payment of $25.00 per share in cash, plus any accumulated, accrued and unpaid distributions through the date of redemption. Upon the occurrence of a specified change of control transaction, the Company may, at its option, redeem the Series G Preferred Stock in whole or in part within 120 days after the change of control occurred, by paying $25.00 per share in cash, plus any accrued and unpaid distributions through the date of redemption. If the Company does not exercise its right to redeem the Series G Preferred Stock upon the occurrence of a specified change of control transaction, the holders of Series G Preferred Stock have the right to convert some or all of their shares into a number of the Company’s common shares based on a pre-determined formula subject to a maximum share cap of 4,390,000 common shares.

8.    Common Stock of the Company
Issuance of Common Stock
In February 2012, the Company completed an underwritten public offering of 9,487,500 shares of its common stock. The net offering proceeds, after deducting underwriting discounts and commissions and offering expenses, were approximately $382.1 million. We used a portion of the net proceeds from the offering to fund acquisitions and for general corporate purposes.
At-The-Market Stock Offering Program
In July 2011, we commenced an at-the-market stock offering program under which we may offer and sell shares of our common stock having an aggregate gross sales price of up to $200.0 million from time to time in "at the market" offerings. As of March 31, 2012, the Company had sold 355,305 shares of common stock and approximately $187.0 million is available to be sold under this program. There were no sales of common stock under this program during the three months ended March 31, 2012. Actual sales will depend upon a variety of factors including but not limited to market conditions, the trading price of the Company's common stock and our capital needs. We have no obligation to sell shares under this program.

9.    Preferred and Common Units in the Operating Partnership's Consolidated Financial Statements
Issuance of 6.875% Series G Cumulative Redeemable Preferred Units
In March 2012, the Company issued 4,000,000 shares of its 6.875% Series G Cumulative Redeemable Preferred Stock ("Series G Preferred Stock") as discussed in Note 7. The net proceeds of approximately $96.2 million were contributed by the Company to the Operating Partnership in exchange for 4,000,000 Series G Preferred Units. The Company is the sole holder of the Series G Preferred Units. The terms of the Series G Preferred Units are substantially similar to the terms of the Series G Preferred Stock discussed in Note 7. Distributions on the Series G Preferred Units are paid to the Company.
Redemption of 7.80% Series E and 7.50% Series F Cumulative Redeemable Preferred Units
On March 15, 2012, the Company announced the redemption of all 1,610,000 outstanding shares of its Series E Preferred Stock and all 3,450,000 outstanding shares of its Series F Preferred Stock, on April 16, 2012 (the "Redemption Date") as discussed in Note 7. For each share of Series E and Series F Preferred Stock outstanding, the Company has an equivalent number of 7.80% Series E Cumulative Redeemable Preferred Units ("Series E Preferred Units") and 7.50% Series F Cumulative Redeemable Preferred Units ("Series F Preferred Units") outstanding with substantially similar terms as the Series E and Series F Preferred Stock. As a result, in connection with the redemption of the Series E and Series F Preferred Stock, the Series E and Series F Preferred Units held by the Company were redeemed by the Operating Partnership on substantially similar terms as the Preferred Stock Called for Redemption, as discussed in Note 7. As such, the presentation and financial impact of the redemption of the Series E and Series F Preferred Units as of March 31, 2012 is the same as discussed for the redemption of the Series E and Series F Preferred Stock in Note 7.

Issuance of Common Units
In February 2012, the Company completed an underwritten public offering of 9,487,500 shares of its common stock as discussed in Note 8. The net offering proceeds of approximately $382.1 million were contributed by the Company to the Operating Partnership in exchange for 9,487,500 common units.
Common Units Outstanding
The Company owned 68,349,843, 58,819,717, and 52,419,393 common units representing a 97.5%, 97.2%, and 96.8% common general partnership interest in the Operating Partnership as of March 31, 2012, December 31, 2011, and March 31, 2011, respectively. The remaining 2.5%, 2.8%, and 3.2% common limited partnership interest as of March 31, 2012, December 31, 2011, and March 31, 2011, respectively, was owned by non-affiliate investors and certain of our executive officers and directors in the form of noncontrolling common units. There were 1,718,131, 1,718,131, and 1,723,131 common units outstanding held by these investors, officers and directors as of March 31, 2012, December 31, 2011, and March 31, 2011, respectively. For a further discussion of the noncontrolling common units as of March 31, 2012 and December 31, 2011, refer to Note 6.

10.    Share-Based Compensation
Stockholder Approved Equity Compensation Plans
As of March 31, 2012, we had one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan as amended (the “2006 Plan”). As of March 31, 2012, 703,177 shares were available for grant under the 2006 Plan. The number of shares that remains available for grant is calculated using the weighted share counting provisions set forth in the 2006 Plan, which are based on the type of awards that are granted. The maximum number of shares available for grant subject to full value awards (which generally include equity awards other than options and stock appreciation rights) was 240,814 shares as of March 31, 2012.
On March 30, 2012, the Executive Compensation Committee of the Company's Board of Directors granted 206,477 restricted stock units ("RSU") to the Company's Chief Executive Officer. Fifty-percent of the RSUs granted will vest ratably over a seven-year period, subject to continued employment through the applicable vesting date. The grant date fair value of these time-based RSUs was $4.8 million, which was based on the $46.61 closing share price of the Company's common stock on the New York Stock Exchange on the grant date. Compensation expense will be recognized on a straight-line basis over the service vesting period for these time-based RSUs. The remaining fifty-percent of the RSUs granted will vest ratably over a seven-year period, subject to the achievement of certain absolute and relative total shareholder return goals measured annually and, in the case of the absolute goals, cumulatively over the performance period, as well as continued employment through the applicable vesting date. The grant date fair value of these market measure-based RSUs was $4.3 million and was calculated using a Monte Carlo simulation pricing model based on the assumptions in the table below. The grant date fair value is allocated among each of the seven annual vesting tranches for these market measure-based RSUs and compensation expense will be recognized over the service vesting period using the accelerated expense attribution method.

March 2012 Market Measure-based RSU Grant
Grant date fair value per share	$41.20
Expected share price volatility	31.00%
Risk-free interest rate	1.60%
Dividend yield	3.80%
Expected life	7 years
The computation of expected volatility is based on a blend of the historical volatility of our common shares over 14 years as that is expected to be most consistent with future volatility and equates to a time period twice as long as the seven-year term of the RSUs and implied volatility data based on the observed pricing of six-month publicly traded options on our common shares. The risk-free interest rate is based on the yield curve on zero-coupon U.S. Treasury STRIP securities in effect at the grant date. The expected dividend yield is estimated by examining the average of the historical dividend yield levels over the seven-year term of the RSUs and our current annualized dividend yield as of the grant date. The expected life of the RSUs is equal to the seven-year vesting period.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Time-Based RSUs
A summary of our time-based RSU activity from January 1, 2012 through March 31, 2012 is presented below:

	Nonvested RSUs		Vested RSUs	Total RSUs
	Amount	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2012	147,961	$32.18	694,714	842,675
Granted (1)	196,033	44.29	—	196,033
Vested	(48,864)	36.20	48,864	—
Issuance of dividend equivalents (2)			7,552	7,552
Canceled (3)			(4,181)	(4,181)
Outstanding as of March 31, 2012	295,130	$39.56	746,949	1,042,079
________________________

(1)	Includes 103,239 RSUs issued to the Company's Chief Executive Officer, as described above.

(2)	RSUs issued as dividend equivalents are vested upon issuance.

(3)
We accept the return of RSUs, at the current quoted closing share price of the Company's common stock, to satisfy minimum statutory tax-withholding requirements related to either RSUs that have vested or RSU dividend equivalents in accordance with the terms of the 2006 Plan.

A summary of our time-based RSU activity for the three months ended March 31, 2012 and 2011 is presented below:

	RSUs Granted		RSUs Vested
Three Months Ended March 31,	Non-Vested RSUs Issued	Weighted-Average Grant Date Fair Value Per Share	Vested RSUs	Total Vest-Date Fair Value (1) (in thousands)
2012	196,033	$44.29	(48,864)	$1,961
2011	97,597	37.76	(10,079)	382
_______________________

(1)	Total fair value of RSUs vested was calculated based on the quoted closing share price of the Company's common stock on the NYSE on the day of vesting.
Summary of Nonvested Shares
A summary of our nonvested shares activity from January 1, 2012 through March 31, 2012 is presented below:

Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2012	83,966	$39.83
Granted	59,938	41.71
Vested (1)	(33,104)	37.76
Outstanding as of March 31, 2012	110,800	$41.46
________________________

(1)
The total shares vested include 22,312 shares that were tendered in accordance with the terms of the 2006 Plan to satisfy minimum statutory tax withholding requirements related to the restricted shares that have vested. We accept the return of shares at the current quoted closing share price of the Company's common stock to satisfy tax obligations.

A summary of our nonvested and vested shares activity for the three months ended March 31, 2012 and 2011 is presented below:

	Shares Granted		Shares Vested
Three Months Ended March 31,	Non-Vested Shares Issued	Weighted-Average Grant Date Fair Value Per Share	Vested Shares	Total Fair Value at Vest Date(1) (in thousands)
2012	59,938	$41.71	(33,104)	$1,274
2011	66,208	37.76	(5,985)	232
_______________________

(1)	Total fair value of shares vested was calculated based on the quoted closing share price of the Company's common stock on the NYSE on the day of vesting.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Stock Options
On February 22, 2012, the Executive Compensation Committee of the Company granted non-qualified stock options to certain key members of our senior management team, including our executive officers, to purchase an aggregate 1,550,000 shares of the Company's common stock at an exercise price per share equal to $42.61, the closing price of the Company's common stock on the grant date. The options will vest ratably in annual installments over a five-year period, subject to continued employment through the applicable vesting date. The term of each option is ten years from the date of the grant. Dividends will not be paid on vested or unvested options. The options were granted pursuant to the 2006 Plan.
The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model based on the following assumptions for the February 2012 grant.

February 2012 Option Grant
Fair value of options granted per share	$9.20
Expected stock price volatility	33.00%
Risk-free interest rate	1.35%
Dividend yield	3.80%
Expected life of option	6.5 years
The computation of expected volatility is based on a blend of the historical volatility of our common shares over a time period longer than the expected life of the option and implied volatility data based on the observed pricing of six-month publicly traded options on our common shares. The risk-free interest rate is based on the yield curve on zero-coupon U.S. Treasury STRIP securities in effect at the grant date. The expected dividend yield is estimated by examining the average of the historical dividend yield levels over the expected life of the option and the current dividend yield as of the grant date. The expected life of the options is calculated as the average of the vesting term and the contractual term.
A summary of our stock option activity from January 1, 2012 through March 31, 2012 is presented below:

	Number of Options	Exercise Price	Remaining Contractual Term (years)
Outstanding at January 1, 2012 (1)	5,000	$25.77
Granted	1,550,000	42.61
Exercised	(5,000)	25.77
Forfeited	—	—
Outstanding at March 31, 2012 (2)(3)	1,550,000	$42.61	9.9
________________________

(1)	Stock options outstanding as of December 31, 2011 were granted in 2002 and exercised in 2012 prior to expiration. No stock options were granted during 2003 through 2011.

(2)	As of March 31, 2012, none of the outstanding stock options were exercisable.

(3)	The total intrinsic value of options outstanding at March 31, 2012 was $6.2 million.
Share-based Compensation Cost Recorded During the Period
The total compensation cost for all share-based compensation programs was $1.5 million and $1.4 million for the three months ended March 31, 2012 and 2011. Of the total share-based compensation cost, $0.2 million and $0.3 million was capitalized as part of real estate assets for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, there was approximately $32.5 million of total unrecognized compensation cost related to nonvested incentive awards granted under share-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.8 years. The remaining compensation cost related to these nonvested incentive awards had been recognized in periods prior to March 31, 2012.

11.    Commitments and Contingencies
Non-refundable Escrow Deposits
As of March 31, 2012, we had $10.0 million in non-refundable escrow deposits related to potential future acquisitions, subject only to the failure of satisfaction of conditions precedent to the closing. The escrow deposits are included in prepaid expenses and other assets, net on the consolidated balance sheets.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Fair Value Measurements and Disclosures
Assets and Liabilities Reported at Fair Value
The only assets and liabilities we record at fair value on a recurring basis on our consolidated financial statements are the marketable securities and corresponding deferred compensation plan liability, both of which are related to our deferred compensation plan. The following table sets forth the fair value of our marketable securities and related deferred compensation plan liability as of March 31, 2012 and December 31, 2011:

	Fair Value (Level 1)(1)
Description	March 31, 2012	December 31, 2011
	(in thousands)
Marketable securities (2)	$6,459	$5,691
Deferred compensation plan liability (3)	6,364	5,597
________________________

(1)	Based on quoted prices in active markets for identical securities.

(2)	The marketable securities are held in a limited rabbi trust.

(3)	The deferred compensation plan liability is reported on our consolidated balance sheets in accounts payable, accrued expenses, and other liabilities.
We report the change in the fair value of the marketable securities at the end of each accounting period in interest income and other net investment gains in the consolidated statements of operations. We adjust the deferred compensation plan liability to fair value at the end of each accounting period based on the performance of the benchmark funds selected by each participant, which results in a corresponding increase or decrease to compensation cost for the period. The following table sets forth the related amounts recorded during the three months ended March 31, 2012 and 2011:

	Three Months Ended
Description	March 31, 2012	March 31, 2011
	(in thousands)
Net gain on marketable securities	$435	$187
(Increase) to compensation cost	(435)	(187)
Financial Instruments Disclosed at Fair Value
The following table sets forth the carrying value and the fair value of our other financial instruments as of March 31, 2012 and December 31, 2011:

	Carrying Value	Fair Value	Carrying Value	Fair Value
	March 31, 2012		December 31, 2011
	(in thousands)
Liabilities
Secured debt (1)	$350,219	$367,287	$351,825	$367,402
Exchangeable notes (1)	308,689	326,842	306,892	320,919
Unsecured debt (2)	1,130,651	1,215,425	980,569	1,011,982
Unsecured line of credit (1)	—	—	182,000	182,299
7.80% Series E and 7.50% Series F Cumulative Redeemable Preferred stock, called for redemption (3)	126,500	126,500	—	—
________________________

(1)	Fair value calculated using Level II inputs which are based on model−derived valuations in which significant inputs and significant value drivers are observable in active markets.

(2)
Fair value calculated primarily using Level I inputs which are based on quoted prices for identical instruments in active markets. The fair value of the Series B unsecured senior notes and the Unsecured Term Loan Facility are calculated using Level II inputs which are based on model−derived valuations in which significant inputs and significant value drivers are observable in active markets. The carrying value and fair value of these Level II instruments is $233.0 million and $240.6 million, respectively, as of March 31, 2012. The carrying value and fair value of the Level II instruments, which only included the Series B unsecured senior notes at December 31,2011, was $83.0 million and $88.9 million, respectively.

(3)	Fair value calculated using Level I inputs.

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
The following tables reconcile our reportable segment activity to our consolidated net income for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Reportable Segment - Office Properties
Operating revenues(1)	$92,680	$77,264
Property and related expenses	24,799	22,494
Net Operating Income	67,881	54,770
Non-Reportable Segment - Industrial Properties
Operating revenues(1)	6,730	6,509
Property and related expenses	1,929	3,270
Net Operating Income	4,801	3,239
Total Segments:
Operating revenues(1)	99,410	83,773
Property and related expenses	26,728	25,764
Net Operating Income	$72,682	$58,009
Reconciliation to Consolidated Net Income:
Total Net Operating Income for segments	$72,682	$58,009
Unallocated (expenses) income:
General and administrative expenses	(8,767)	(6,560)
Acquisition-related expenses	(1,528)	(472)
Depreciation and amortization	(36,746)	(28,441)
Interest income and other net investment gains	484	184
Interest expense	(21,163)	(20,876)
Income from continuing operations	4,962	1,844
Income from discontinued operations(2)	73,709	3,023
Net income	$78,671	$4,867
________________________

(1)	All operating revenues are comprised of amounts received from third-party tenants.

(2)	See Note 14 for the breakdown of income from discontinued operations by segment.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Discontinued Operations
The following table summarizes the properties sold during the three months ended March 31, 2012.

Location	Property Type	Month of Disposition	Number of Buildings	Rentable Square Feet	Sales Price (in millions)
15004 Innovation Drive and 10243 Genetic Center Drive, San Diego, CA (1)	Office	January	2	253,676	$146.1
__________________

(1)	Properties were classified as held for sale on the consolidated balance sheets as of December 31, 2011.
At March 31, 2012, approximately $42.4 million of net proceeds related to the sale of these buildings were temporarily being held at a qualified intermediary, at our direction, for the purpose of facilitating a potential Section 1031 Exchange. The $42.4 million cash proceeds are included in restricted cash on the consolidated balance sheets at March 31, 2012.
The following table summarizes the components that comprise income from discontinued operations for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Revenues:
Rental income	$870	$3,293
Tenant reimbursements	133	400
Other property income	—	659
Total revenues	1,003	4,352

Expenses:
Property expenses	27	180
Real estate taxes	70	279
Depreciation and amortization	6	870
Total expenses	103	1,329

Income from discontinued operations before net gain on dispositions of discontinued operations	900	3,023
Net gain on dispositions of discontinued operations	72,809	—
Total income from discontinued operations	$73,709	$3,023

The following table summarizes the total income from discontinued operations within the consolidated statements of operations by segment for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011 (1)
	(in thousands)
Reportable Segment
Office Properties	$73,709	$2,309
Non-Reportable Segment
Industrial Properties	—	714
Total income from discontinued operations	$73,709	$3,023
__________________

(1)	Includes two office and one industrial buildings encompassing 282,611 rentable square feet that were disposed of in 2011.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Net Income Available to Common Stockholders Per Share of the Company
The following table reconciles the numerator and denominator in computing the Company's basic and diluted per-share computations for net income available to common stockholders for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands, except share and per share amounts)
Numerator:
Income from continuing operations	$4,962	$1,844
Loss from continuing operations attributable to noncontrolling common units of the Operating Partnership	114	61
Preferred distributions and dividends	(9,336)	(3,799)
Allocation to participating securities (nonvested shares and time-based RSUs)	(380)	(322)
Numerator for basic and diluted loss from continuing operations available to common stockholders	(4,640)	(2,216)
Income from discontinued operations	73,709	3,023
Income from discontinued operations attributable to noncontrolling common units of the Operating Partnership	(1,909)	(95)
Numerator for basic and diluted net income available to common stockholders	$67,160	$712
Denominator:
Basic weighted average vested shares outstanding	63,648,704	52,302,075
Effect of dilutive securities - contingently issuable shares and stock options(1)	—	—
Diluted weighted average vested shares and common share equivalents outstanding	63,648,704	52,302,075
Basic earnings per share:
Loss from continuing operations available to common stockholders per share	$(0.07)	$(0.04)
Income from discontinued operations per common share	1.13	0.05
Net income available to common stockholders per share	$1.06	$0.01
Diluted earnings per share:
Loss from continuing operations available to common stockholders per share	$(0.07)	$(0.04)
Income from discontinued operations per common share	1.13	0.05
Net income available to common stockholders per share	$1.06	$0.01
______________________

(1)
Dilutive securities were not included in the current period presentation of the 2011 weighted average shares outstanding because we reported a net loss from continuing operations attributable to common stockholders for the three months ended March 31, 2011 resulting from the reclassification of the revenues and expenses of operating properties that were sold during 2011 and 2012.

The impact of the 1,550,000 stock options and contingently issuable shares, which consist of the 103,238 market measure-based RSUs and the Exchangeable Notes, was not considered in our diluted earnings per share calculation for the three months ended March 31, 2012 since we reported a loss from continuing operations attributable to common stockholders in the respective period and the effect was anti-dilutive. The impact of stock options and the Exchangeable Notes were not considered in our diluted earnings per share calculation for the three months ended March 31, 2011 since we reported a loss from continuing operations attributable to common stockholders and the effect was anti-dilutive. See Note 5 for additional information regarding the Exchangeable Notes and Note 10 for additional information regarding the outstanding stock options and market measure-based RSUs.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Net Income Available to Common Unitholders Per Unit of the Operating Partnership
The following table reconciles the numerator and denominator in computing the Operating Partnership's basic and diluted per-unit computations for net income available to common unitholders for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands, except unit and per unit amounts)
Numerator:
Income from continuing operations	$4,962	$1,844
Income from continuing operations attributable to noncontrolling interests in consolidated subsidiaries	(53)	(34)
Preferred distributions	(9,336)	(3,799)
Allocation to participating securities (nonvested units and time-based RSUs)	(380)	(322)
Numerator for basic and diluted loss from continuing operations available to common unitholders	(4,807)	(2,311)
Income from discontinued operations	73,709	3,023
Numerator for basic and diluted net income available to common unitholders	$68,902	$712
Denominator:
Basic weighted average vested units outstanding	65,366,835	54,025,206
Effect of dilutive securities - contingently issuable shares and stock options (1)	—	—
Diluted weighted average vested units and common unit equivalents outstanding	65,366,835	54,025,206
Basic earnings per unit:
Loss from continuing operations available to common unitholders per unit	$(0.07)	$(0.04)
Income from discontinued operations per common unit	1.12	0.05
Net income available to common unitholders per unit	$1.05	$0.01
Diluted earnings per unit:
Loss from continuing operations available to common unitholders per unit	$(0.07)	$(0.04)
Income from discontinued operations per common unit	1.12	0.05
Net income available to common unitholders per unit	$1.05	$0.01
______________________

(1)
Dilutive securities were not included in the current period presentation of the 2011 weighted average units outstanding because the Operating Partnership reported a net loss from continuing operations attributable to common unitholders for the three months ended March 31, 2011 resulting from the reclassification of the revenues and expenses of operating properties that were sold during 2011 and 2012.

The impact of the 1,550,000 stock options and contingently issuable units, which consist of the 103,238 market measure-based RSUs and the Exchangeable Notes, was not considered in our diluted earnings per unit calculation for the three months ended March 31, 2012 since the Operating Partnership reported a loss from continuing operations attributable to common unitholders in the respective period and the effect was anti-dilutive. The impact of stock options and the Exchangeable Notes were not considered in our diluted earnings per unit calculation for the three months ended March 31, 2011 since the Operating Partnership reported a loss from continuing operations attributable to common unitholders and the effect was anti-dilutive. See Note 5 for additional information regarding the Exchangeable Notes and Note 10 for additional information regarding the outstanding stock options and market measure-based RSUs.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Subsequent Events
On April 16, 2012, we repaid the 3.25% Exchangeable Notes due April 2012 with an aggregate principal amount outstanding of $148.0 million. The capped calls on the 3.25% Exchangeable Notes were terminated upon the maturity and repayment of the 3.25% Exchangeable Notes.
On April 16, 2012, we redeemed all 1,610,000 outstanding shares of our 7.80% Series E Preferred Stock and all 3,450,000 outstanding shares of our 7.50% Series F Preferred Stock. The shares of Series E Preferred Stock and Series F Preferred Stock were redeemed at a total redemption price of $126.5 million plus all accumulated and unpaid dividends up to and including the redemption date of April 16, 2012 (see Notes 7 and 9 for additional information).
On April 17, 2012, aggregate dividends, distributions, and dividend equivalents of $24.9 million were paid to common stockholders and common unitholders of record on March 30, 2012 and RSU holders on the payment date.
During April 2012, we paid $15.0 million in non-refundable escrow deposits on two potential future acquisitions, subject only to the failure of satisfaction of conditions precedent to the closing. The acquisitions are currently anticipated to close in the second quarter 2012 and are subject to customary closing conditions.
After the effect of these aforementioned transactions and our other corporate activity subsequent to March 31, 2012, as of April 27, 2012, we had approximately $44.2 million of available cash balances, excluding $42.4 million of restricted cash balances which were held for potential future Section 1031 tax deferred exchanges (see Note 14 for additional information), and no outstanding borrowings on our Credit Facility.

18.    Pro Forma Results of the Company
The following pro forma consolidated results of operations of the Company for the three months ended March 31, 2012 and 2011 assumes that the acquisition of 4100-4700 Bohannon Drive, Menlo Park, CA, was completed as of January 1, 2011. Pro forma data may not be indicative of the results that would have been reported had the acquisitions actually occurred as of January 1, 2011, nor does it intend to be a projection of future results.

	Three Months Ended March 31,
	2012	2011
	(in thousands except per share amounts)

Revenues	$101,549	$86,729
Net income available to common stockholders(1)(2)	$68,265	$80
Net income available to common stockholders per share - basic(1)(2)	$1.07	$0.00
Net income available to common stockholders per share - diluted(1)(2)	$1.07	$0.00
________________________

(1)
The pro forma results for the three months ended March 31, 2012 were adjusted to exclude acquisition-related expenses of approximately $0.4 million incurred in 2012 for the acquisition of 4100-4700 Bohannon Drive, Menlo Park, CA. The pro forma results for the three months ended March 31, 2011 were adjusted to include these expenses.

(2)
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

The following table summarizes the results of operations for the property at 4100-4700 Bohannon Drive, Menlo Park, CA, from February 29, 2012, the date of acquisition, through March 31, 2012:

(in thousands)
Revenues	$1,179
Net income(1)	213
________________________

(1)	Reflects the net operating income less depreciation for these properties and amortization of lease-related intangibles.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.    Pro Forma Results of the Operating Partnership
The following pro forma consolidated results of operations of the Operating Partnership for the three months ended March 31, 2012 and 2011 assumes that the acquisition of 4100-4700 Bohannon Drive, Menlo Park, CA, was completed as of January 1, 2011. Pro forma data may not be indicative of the results that would have been reported had the acquisitions actually occurred as of January 1, 2011, nor does it intend to be a projection of future results.

	Three Months Ended March 31,
	2012	2011
	(in thousands except per share amounts)

Revenues	$101,549	$86,729
Net income available to common unitholders(1)(2)	$70,026	$49
Net income available to common unitholders per unit - basic(1)(2)	$1.07	$0.00
Net income available to common unitholders per unit - diluted(1)(2)	$1.07	$0.00
________________________

(1)
The pro forma results for the three months ended March 31, 2012 were adjusted to exclude acquisition-related expenses of approximately $0.4 million incurred in 2012 for the acquisition of 4100-4700 Bohannon Drive, Menlo Park, CA. The pro forma results for the three months ended March 31, 2011 were adjusted to include these expenses.

(2)
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

The following table summarizes the results of operations for the property at 4100-4700 Bohannon Drive, Menlo Park, CA, from February 29, 2012, the date of acquisition, through March 31, 2012:

(in thousands)
Revenues	$1,179
Net income(1)	213
________________________

(1)	Reflects the net operating income less depreciation for these properties and amortization of lease-related intangibles.

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
Statements contained in this “Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Forward-looking statements include, among other things, statements or information concerning projected future occupancy and rental rates, lease expirations, debt maturity, potential investments, strategies such as capital recycling, development and redevelopment activity, projected construction costs, dispositions, future incentive compensation, pending, potential or proposed acquisitions and other forward-looking financial data, as well as the discussion in “-Factors That May Influence Future Results of Operations”, “-Liquidity and Capital Resource of the Company”, and “-Liquidity and Capital Resources of the Operating Partnership.” Forward-looking statements can be identified by the use of words such as “believes,” “expects,” “projects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” and the negative of these words and phrases and similar expressions that do not relate to historical matters. Forward-looking statements are based on our current expectations, beliefs and assumptions, and are not guarantees of future performance, results or events. Forward-looking statements are inherently subject to uncertainties, risks, changes in circumstances, trends and factors that are difficult to predict, many of which are outside of our control. Accordingly, actual performance, results and events may vary materially from those indicated in the forward-looking statements, and you should not rely on the forward-looking statements as predictions of future performance, results or events. Numerous factors could cause actual future performance, results and events to differ materially from those indicated in forward-looking statements. For a discussion of those risk factors, see “Item 1A: Risk Factors” and “Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations” in the Company's and the Operating Partnership's annual report on Form 10-K for the year ended December 31, 2011 and our other filings with the SEC. All forward-looking statements are based on currently available information and speak only as of the date of this report. We assume no obligation to update any forward-looking statement that becomes untrue because of subsequent events, new information or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws.

Overview and Background
We are a self-administered REIT active in office and industrial submarkets along the West Coast. We own, develop, acquire and manage real estate assets, consisting primarily of Class A real estate properties in the coastal regions of Los Angeles, Orange County, San Diego County, greater Seattle and the San Francisco Bay Area, which we believe have strategic advantages and strong barriers to entry. We own our interests in all of our properties through the Operating Partnership and the Finance Partnership, and conduct substantially all of our operations through the Operating Partnership. We owned a 97.5%, 97.2% and 96.8% general partnership interest in the Operating Partnership as of March 31, 2012, December 31, 2011 and March 31, 2011, respectively. All our properties are held in fee except for nine office buildings which are held subject to long−term ground leases for the land.

Factors That May Influence Future Results of Operations
Acquisitions. During the three months ended March 31, 2012, we acquired seven office buildings in one transaction totaling approximately $162.5 million (see Note 2 to our consolidated financial statements included in this report for more information), and during 2011 we acquired eleven office buildings in eight transactions totaling approximately $637.8 million. We generally finance our acquisitions through proceeds from the issuance of debt and equity securities, borrowings under our unsecured line of credit (the "Credit Facility"), proceeds from our capital recycling program and the assumption of existing debt.
As a key component of our growth strategy, we continually evaluate selected property acquisition opportunities as they arise. As a result, at any point in time we may have one or more potential acquisitions under consideration that are in varying stages of evaluation, negotiation or due diligence review, which may include potential acquisitions under contract. As of the date of this report, we are in negotiations for the possible acquisition of three office properties and a development opportunity in West Coast markets for an aggregate estimated purchase price of approximately $443.6 million (which includes the assumption of approximately $171.5 million of debt).  The three office properties aggregate approximately 1.0 million rentable square feet. In addition, we are in various stages of negotiation on other potential future acquisition opportunities. We cannot provide assurance that we will acquire these properties. In the future, we may enter into agreements to acquire other properties, and those agreements typically will be subject to the satisfaction of closing conditions. We cannot provide assurance that we will enter into any agreements to acquire properties, or that the potential acquisitions contemplated by any agreements we may enter into in the future will be completed. Costs associated with acquisitions are expensed as incurred and we may be unable to complete an acquisition after making a nonrefundable deposit or incurring acquisition−related costs. In addition, acquisitions are subject to various other risks and uncertainties. During the three months ended March 31, 2012, we incurred approximately $1.5 million of third-party acquisition costs and we anticipate that we will incur additional third-party acquisition costs throughout 2012 as we pursue other potential acquisitions.
Capital Recycling Program. As part of our current strategy, we intend to evaluate various office and industrial assets for potential disposition and then use the proceeds to fund potential acquisitions, to finance development and redevelopment expenditures, to repay long-term debt and for other general corporate purposes. As part of this strategy, we intend, when practical, to enter into like-kind exchanges under Section 1031 of the Code to defer some or all of the taxable gains on the sales, if any, for federal and state income tax purposes.
In connection with this strategy, during the three months ended March 31, 2012, we disposed of two office buildings in one transaction for approximately $146.1 million. These properties were previously reported as held for sale as of December 31, 2011(see Note 14 to our consolidated financial statements included in this report for more information). These dispositions were structured to qualify as like−kind exchanges under Section 1031 of the Code. As of the date of this report, approximately $42.4 million of the sales proceeds have yet to be reinvested in a qualifying replacement property.
As part of our capital recycling program strategy, we continue to evaluate opportunities for the potential disposition of additional properties, including one land holding and the potential sale of all or a portion of, or the sale of an equity interest in all or a portion of, our industrial properties. The timing of any potential transaction depends on market conditions and, in any event, we cannot assure you that we will dispose of any additional properties, or that future acquisitions and/or dispositions, if any, will qualify as like−kind exchange under Section 1031 of the Code.
Leasing Activity and Changes in Rental Rates.  The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following tables set forth certain information regarding leasing activity during the three months ended March 31, 2012.

Information on Leases Commenced
For Leases That Commenced During the Three Months Ended March 31, 2012

	1st & 2nd Generation(1)				2nd Generation(1)
	Number of Leases(2)		Rentable Square Feet(2)		Changes in Rents(3)(5)	Changes in Cash Rents(4)	Retention Rates(6)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Office Properties	19	18	165,329	190,992	2.8%	(3.1)%	61.1%	63
Industrial Properties	1	2	5,000	65,681	(18.9)%	(22.3)%	40.0%	43
Total portfolio	20	20	170,329	256,673	0.2%	(5.4)%	53.8%	59

Information on Leases Executed(7)
For Leases Signed During the Three Months Ended March 31, 2012

	1st & 2nd Generation(1)				2nd Generation(1)
	Number of Leases(2)		Rentable Square Feet(2)		Changes in Rents(3)(5)	Changes in Cash Rents(4)(5)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Office Properties	17	13	166,750	65,570	9.7%	0.7%	65
Industrial Properties	1	—	5,000	—	(28.1)%	(29.5)%	36
Total portfolio	18	13	171,750	65,570	9.3%	0.4%	65
_______________________

(1)
First generation leasing includes space where we have made capital expenditures that result in additional revenue generated when the space is re-leased. Second generation leasing includes space where we have made capital expenditures to maintain the current market revenue stream.

(2)	Represents leasing activity for leases that commenced or signed during the period, including first and second generation space, net of month-to-month leases. Excludes leasing on new construction.

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

(5)
Excludes commenced and executed leases of approximately 18,200 and 56,000 rentable square feet, respectively, for which the space was vacant longer than one year or being leased for the first time. Space vacant for more than one year is excluded from our change in rents calculations to provide a meaningful market comparison.

(6)	Calculated as the percentage of space either renewed or expanded into by existing tenants or subtenants at lease expiration.

(7)	During the period, 10 leases totaling approximately 133,600 rentable square feet were signed but not commenced as of March 31, 2012.

As of March 31, 2012, we believe that the weighted average cash rental rates for our overall portfolio, including recently acquired properties, are approximately 5% to 10% above the current average market rental rates, although individual properties within any particular submarket presently may be leased either above, below, or at the current market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our portfolio.
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
Scheduled Lease Expirations.   The following table sets forth certain information regarding our lease expirations for the remainder of 2012 and the next five years.
Lease Expirations(1)

Year of Lease Expiration	Number of Expiring Leases	Net Rentable Area Subject to Expiring Leases (Sq. Ft.)	Percentage of Leased Square Feet Represented by Expiring Leases	Annualized Base Rental Revenue Under Expiring Leases (000's)(2)	Percentage of Annualized Base Rental Revenue Represented by Expiring Leases(2)	Average Annualized Base Rental Revenue Per Square Foot Under Expiring Leases (000's)(2)
Office Properties:
Remainder of 2012	61	630,985	4.6%	$18,556	5.3%	$29.41
2013	94	1,191,434	8.7%	34,480	10.1%	28.94
2014	87	1,101,931	8.0%	30,062	8.7%	27.28
2015	126	1,953,698	14.2%	59,826	17.3%	30.62
2016	63	712,265	5.2%	18,317	5.3%	25.72
2017	70	1,648,244	12.0%	48,854	14.1%	29.64
Total Office	501	7,238,557	52.7%	$210,095	60.8%	$29.02
Industrial Properties:
Remainder of 2012	5	220,133	1.6%	$1,295	0.4%	$5.88
2013	9	657,357	4.7%	4,800	1.3%	7.30
2014	20	610,642	4.4%	4,828	1.4%	7.91
2015	12	660,351	4.8%	4,347	1.3%	6.58
2016	5	139,845	1.0%	823	0.2%	5.89
2017	4	149,482	1.1%	888	0.3%	5.94
Total Industrial	55	2,437,810	17.6%	$16,981	4.9%	$6.97
Total	556	9,676,367	70.3%	$227,076	65.7%	$23.47
________________________

(1)
The information presented reflects leasing activity through March 31, 2012. For leases that have been renewed early or space that has been re-leased to a new tenant, the expiration date and annualized base rent information presented takes into consideration the renewed or re-leased lease terms. Excludes space leased under month-to-month leases and vacant space as of March 31, 2012.

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

In addition to the 1.3 million rentable square feet, or 8.4%, of currently available space in our stabilized portfolio, leases representing approximately 6.2% and 13.4% of the occupied square footage of our stabilized portfolio are scheduled to expire during the remainder of 2012 and in 2013, respectively. The leases scheduled to expire during the remainder of 2012 and in 2013 represent approximately 1.8 million rentable square feet of office space, or 15.4% of our total annualized base rental revenue, and 0.9 million rentable square feet of industrial space, or 1.7% of our total annualized base rental revenue, respectively. We believe that the weighted average cash rental rates are less than 5% above the current average quoted market rates for leases scheduled to expire during the remainder of 2012 and 2013, although individual properties within any particular submarket presently may be leased either above, below, or at the current quoted market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our overall portfolio. Our ability to re-lease available space depends upon both general market conditions and the market conditions in the specific regions in which individual properties are located.

Development and Redevelopment Programs.    We believe that a portion of our long-term future potential growth will continue to come from our development pipeline and redevelopment opportunities both within our existing portfolio and at potential acquisition properties. Redevelopment opportunities are those projects in which we spend significant development and construction costs on existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. During 2011, we had an increase in our redevelopment activity and as of March 31, 2012 we had four redevelopment projects under construction.
In the third quarter of 2010, we commenced the redevelopment of one of our buildings in the El Segundo submarket of Los Angeles County which encompasses approximately 299,000 rentable square feet. We are currently upgrading and modernizing the building and adjacent common areas since it was previously occupied by a former tenant for more than 25 years. The redevelopment project has a total estimated investment of approximately $59.7 million at completion, including the $9.1 million net carrying value of the project at the commencement of redevelopment. Construction is currently expected to be completed in the fourth quarter of 2012. The building is 100% pre-leased to DIRECTV and we project that DIRECTV will become our largest tenant based on annualized base rental revenue. Upon completion of the redevelopment, DIRECTV will lease approximately 630,000 rentable square feet and represent approximately 6.3% of our projected annualized base rental revenue.
In the third quarter of 2011, we commenced the redevelopment of two of our existing office properties to upgrade and modernize the buildings and adjacent common areas. One office property is located in the Long Beach submarket of Los Angeles and encompasses approximately 98,000 rentable square feet. The redevelopment will occur in two phases and the existing tenant will occupy approximately 50% of the property during both redevelopment phases. The redevelopment project has a total estimated investment of approximately $19.8 million at completion, including the $6.3 million net carrying value of the project at the commencement of redevelopment. Construction is currently expected to be completed in the second quarter of 2012.
The second office redevelopment property is located in the Sorrento Mesa submarket of San Diego and encompasses approximately 111,000 rentable square feet. The property is 100% pre−leased to a single tenant. As part of the redevelopment, we are incorporating one of our undeveloped land parcels. The redevelopment project has a total estimated investment of approximately $38.7 million at completion, including the $22.2 million net carrying value of the project at the commencement of redevelopment. Construction is currently expected to be completed in the third quarter of 2012.
In the fourth quarter of 2011, we commenced redevelopment on one of our acquired properties located in the South of Market District submarket of San Francisco, which encompasses approximately 410,000 rentable square feet. The redevelopment project has a total estimated investment of approximately $148.3 million at completion, including the $88.5 million net carrying value of the project at the commencement of redevelopment. Construction is currently expected to be completed in the fourth quarter of 2012. The building is currently 9% occupied and upon acquisition, we pre-leased an additional 28% by executing an 11-year lease for 70,000 square feet that is set to commence after the completion of construction. As of March 31, 2012, the building is approximately 37% leased.
As of March 31, 2012, our development pipeline included 110.2 gross acres of land with an aggregate cost basis of approximately $273.1 million.  Although during the past few years we had reduced the scope and delayed the timing of our development program because of the economic environment, we have continued to evaluate development and redevelopment opportunities throughout the West Coast and we have proactively worked to enhance the entitlements for our existing development land pipeline.
We expect that if the economic environment continues to improve and development yields again become economically attractive and accretive to the Company's growth and long term strategic value, we may begin to see an increase in our development and redevelopment activities in the second half of 2012 and beyond.  We also plan to continue to evaluate other redevelopment opportunities within our property portfolio. An increase in our development and redevelopment activities would increase the average development and redevelopment asset balances qualifying for interest and other carry cost capitalization.  During the three months ended March 31, 2012, we did not capitalize interest on five of our seven development pipeline properties with an aggregate cost basis of approximately $136.9 million, as it was determined these projects did not currently qualify for interest and other carry cost capitalization under GAAP.
Incentive Compensation.    Our Executive Compensation Committee determines compensation, including equity and cash incentive programs, for our executive officers in accordance with the terms and conditions of applicable agreements and incentive award programs. Incentive compensation earned under the 2012 Annual Bonus Program is structured to allow the Executive Compensation Committee to evaluate a variety of key factors and metrics at the end of the year and make a determination of incentive compensation for executive officers based on the Company's and management's overall performance. As a result, accrued incentive compensation and compensation expense for future incentive compensation awards could be affected by our operating and development performance, financial results, total shareholder return, market conditions and other performance conditions. Consequently, we cannot predict the amounts that will be recorded in future periods related to such incentive compensation.

Share-Based Compensation.    As of March 31, 2012, there was $32.5 million of total unrecognized compensation cost related to outstanding nonvested shares of restricted common stock, RSUs and stock options issued under share-based compensation arrangements. Those costs are expected to be recognized over a weighted-average period of 2.8 years. The $32.5 million of unrecognized compensation cost does not reflect the future compensation cost for any potential share-based awards that may be issued based on the Company's and management's performance in 2012. Share-based compensation expense for potential future awards could be affected by our operating and development performance, financial results, total shareholder return, and market conditions. Consequently, we cannot predict the amounts that will be recorded in future periods for such share-based awards. See Note 10 to our consolidated financial statements for additional information regarding our share-based incentive compensation plan.

Stabilized Portfolio Information
The following table reconciles the changes in the rentable square feet in our stabilized portfolio of operating properties from March 31, 2011 to March 31, 2012:

	Office Properties		Industrial Properties		Total
	Number of Buildings	Rentable Square Feet	Number of Buildings	Rentable Square Feet	Number of Buildings	Rentable Square Feet
Total as of March 31, 2011	101	10,485,950	40	3,605,407	141	14,091,357
Acquisitions	16	1,850,136			16	1,850,136
Properties moved to the redevelopment portfolio	(2)	(209,561)			(2)	(209,561)
Dispositions	(4)	(344,234)	(1)	(192,053)	(5)	(536,287)
Remeasurement		15,527				15,527
Total as of March 31, 2012	111	11,797,818	39	3,413,354	150	15,211,172
Occupancy Information
The following table sets forth certain information regarding our stabilized portfolio:
Stabilized Portfolio Occupancy

Region	Number of Buildings	Square Feet Total	Occupancy at(1)
			3/31/2012	12/31/2011	9/30/2011
Office Properties:
Los Angeles and Ventura Counties	28	2,981,473	87.0%	83.5%	84.1%
San Diego	59	5,184,287	91.7	92.5	92.6
Orange County	5	540,656	93.3	93.4	91.4
San Francisco Bay Area	13	2,200,905	89.2	93.3	95.4
Greater Seattle	6	890,497	90.3	89.9	90.2
	111	11,797,818	90.0	90.1	90.6
Industrial Properties:
Los Angeles County	—	—	—	—	100.0
Orange County	39	3,413,354	97.0	100.0	100.0
	39	3,413,354	97.0	100.0	100.0
Total Stabilized Portfolio	150	15,211,172	91.6%	92.4%	92.8%

	Average Occupancy for Three Months Ended March 31,
	Stabilized Portfolio(1)		Core Portfolio(2)
	2012	2011	2012	2011
Office Properties	89.9%	88.8%	90.4%	90.3%
Industrial Properties	96.9	94.5	96.9	94.1
Total Portfolio	91.5%	90.2%	92.0%	91.3%

________________________

(1)	Occupancy percentages reported are based on our stabilized portfolio as of the end of the period presented.

(2)	Occupancy percentages reported are based on Office Properties and Industrial Properties owned and stabilized as of January 1, 2011 and still owned and stabilized as of March 31, 2012.

As of March 31, 2012, the Office Properties and Industrial Properties represented approximately 93.5% and 6.5%, respectively, of our total annualized base rental revenue. During the three months ended March 31, 2012, the Office and Industrial Properties represented approximately 93.4% and 6.6%, respectively, of our total Net Operating Income, as defined.
Current Regional Information
Although real estate fundamentals continue to be challenging in some of our regional submarkets, we have generally seen a modest decrease in vacancy rates and lease concession packages and are starting to see an increase in rental rates.
Los Angeles and Ventura Counties.    Our Los Angeles and Ventura Counties stabilized office portfolio of 3.0 million rentable square feet was 87.0% occupied with approximately 387,600 available rentable square feet as of March 31, 2012 compared to 83.5% occupied with approximately 491,300 available rentable square feet as of December 31, 2011. The increase in occupancy is primarily attributable to the commencement of three leases encompassing approximately 92,000 rentable square feet in El Segundo and West Los Angeles. As of March 31, 2012, we have leased approximately 13,100 rentable square feet in this region that was vacant at March 31, 2012. The new leases are scheduled to commence during the second quarter of 2012.
As of March 31, 2012, leases representing an aggregate of approximately 150,000 and 300,100 rentable square feet are scheduled to expire during the remainder of 2012 and in 2013, respectively, in this region. The aggregate rentable square feet under the leases scheduled to expire in this region during the remainder of 2012 and in 2013 represents approximately 3.3% of our occupied rentable square feet and 3.7% of our annualized base rental revenues in our total stabilized portfolio.
San Diego County.    Our San Diego County stabilized office portfolio of 5.2 million rentable square feet was 91.7% occupied with approximately 428,100 available rentable square feet as of March 31, 2012 compared to 92.5% occupied with approximately 391,100 available rentable square feet as of December 31, 2011. The decrease in occupancy is primarily attributable to one lease that expired during the quarter.
As of March 31, 2012, leases representing an aggregate of approximately 351,200 and 384,400 rentable square feet are scheduled to expire during the remainder of 2012 in 2013, respectively, in this region. The aggregate rentable square feet under leases scheduled to expire in this region in 2012 and 2013 represents approximately 5.4% of our occupied rentable square feet and 5.6% of our annualized base rental revenues in our total stabilized portfolio. As of March 31, 2012, we have leased 52,600 rentable square feet in this region, including the 49,000 rentable square feet that was vacated during the three months ended March 31, 2012. The new leases are scheduled to commence during the fourth quarter of 2012.
Orange County.    As of March 31, 2012, our Orange County stabilized industrial portfolio of 3.4 million rentable square feet was 97.0% occupied with approximately 101,700 available rentable square feet, compared to 100.0% occupied as of December 31, 2011. The decrease in occupancy is primarily attributable to one lease that expired during the quarter. The tenant vacated the building upon expiration of the lease.
Our Orange County stabilized office portfolio of approximately 540,700 rentable square feet was 93.3% occupied with approximately 36,500 available rentable square feet as of March 31, 2012 compared to 93.4% occupied with approximately 35,500 available rentable square feet as of December 31, 2011.
As of March 31, 2012, leases representing an aggregate of approximately 252,900 and 716,700 rentable square feet are scheduled to expire during the remainder of 2012 and in 2013, respectively, in this region. The aggregate rentable square feet under leases scheduled to expire in 2012 and 2013 represents approximately 7.0% of our occupied rentable square feet and 2.5% of our annualized base rental revenues in our total stabilized portfolio. Of the 969,600 rentable square feet scheduled to expire in 2012 and 2013, approximately 877,500 rentable square feet, or 1.8% of our annualized base rental revenues in our total stabilized portfolio, is industrial space.
San Francisco Bay Area.    As of March 31, 2012, our San Francisco Bay Area stabilized office portfolio of 2.2 million rentable square feet was 89.2% occupied with approximately 237,100 available rentable square feet, compared to 1.8 million rentable square feet at 93.3% occupied with approximately 121,900 available rentable square feet as of December 31, 2011. The decrease in occupancy is primarily attributable to the acquisition of seven office buildings encompassing approximately 374,100 rentable square feet that were 80.1% occupied as of March 31, 2012.  As of March 31, 2012, we have leased 52,900 rentable square feet in this region that was vacant at March 31, 2012 to three tenants. The new leases are scheduled to commence in the second and third quarters of 2012.
As of March 31, 2012, leases representing an aggregate of approximately 68,400 and 306,100 rentable square feet are scheduled to expire during the remainder of 2012 and in 2013, respectively, in this region. The aggregate rentable square feet under leases scheduled to expire in this region during the remainder of 2012 and in 2013 represents approximately 2.7% of our occupied rentable square feet and 4.0% of our annualized base rental revenues in our total stabilized portfolio.
Greater Seattle.    As of March 31, 2012, our Greater Seattle stabilized office portfolio of 0.9 million rentable square feet was 90.3% occupied with approximately 86,800 available rentable square feet, compared to being 89.9% occupied with approximately 90,300 available rentable square feet as of December 31, 2011. As of March 31, 2012, we have leased 23,800 rentable square feet in this region that was vacant at March 31, 2012 to two tenants. These new leases are scheduled to commence in the second quarter of 2012.
As of March 31, 2012, leases representing an aggregate of approximately 28,700 and 141,300 rentable square feet are scheduled to expire during the remainder of 2012 and in 2013, respectively. The aggregate rentable square feet under leases scheduled to expire in this region during the remainder of 2012 and in 2013 represents approximately 1.2% of our occupied rentable square feet and 1.3% of our annualized base rental revenues in our total stabilized portfolio.

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
Comparison of the Three Months Ended March 31, 2012 to the Three Months Ended March 31, 2011
The following table reconciles our Net Operating Income, as defined, to our net income for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2012	2011
	($ in thousands)
Net Operating Income, as defined	$72,682	$58,009	$14,673	25.3%
Unallocated (expense) income:
General and administrative expenses	(8,767)	(6,560)	(2,207)	33.6
Acquisition-related expenses	(1,528)	(472)	(1,056)	223.7
Depreciation and amortization	(36,746)	(28,441)	(8,305)	29.2
Interest income and other net investment gains	484	184	300	163.0
Interest expense	(21,163)	(20,876)	(287)	1.4
Income from continuing operations	4,962	1,844	3,118	169.1%
Income from discontinued operations	900	3,023	(2,123)	(70.2)%
Net gain on dispositions of discontinued operations	72,809	—	72,809	100.0%
Net income	$78,671	$4,867	$73,804	1,516.4%

The following tables summarize the Net Operating Income, as defined, for our total portfolio for the three months ended March 31, 2012 and 2011.

	2012				2011
	Core Portfolio(1)	Acquisitions Portfolio(2)	Other	Total Portfolio	Core Portfolio(1)	Acquisitions Portfolio(2)	Other	Total Portfolio
	(in thousands)				(in thousands)
Operating revenues:
Rental income	$77,319	$12,133	$767	$90,219	$76,119	$510	$368	$76,997
Tenant reimbursements	5,993	2,227	84	8,304	5,943	59	20	6,022
Other property income	880	7	—	887	723	—	31	754
Total	84,192	14,367	851	99,410	82,785	569	419	83,773
Property and related expenses:
Property expenses	14,786	2,577	172	17,535	17,090	38	381	17,509
Real estate taxes	6,769	1,302	318	8,389	7,399	66	425	7,890
Provision for bad debts	2	—	—	2	26	—	—	26
Ground leases	225	196	381	802	302	—	37	339
Total	21,782	4,075	871	26,728	24,817	104	843	25,764
Net Operating Income (Loss), as defined	$62,410	$10,292	$(20)	$72,682	$57,968	$465	$(424)	$58,009
_______________________

(1)	Properties owned and stabilized as of January 1, 2011 and still owned and stabilized as of March 31, 2012.

(2)
Includes results, from the dates of acquisition through the periods presented, for ten office buildings we acquired during 2011 and the seven office buildings we acquired during the three months ended March 31, 2012.

	Three Months Ended March 31, 2012 as compared to the Three Months Ended March 31, 2011
	Core Portfolio		Acquisitions Portfolio		Total Portfolio
	Dollar Change	Percentage Change	Dollar Change	Percentage Change	Dollar Change	Percentage Change
			($ in thousands)
Operating revenues:
Rental income	$1,200	1.6%	$11,623	2,279.0%	$13,222	17.2%
Tenant reimbursements	50	0.8	2,168	3,674.6	2,282	37.9
Other property income	157	21.7	7	100.0	133	17.6
Total	1,407	1.7	13,798	2,425.0	15,637	18.7
Property and related expenses:
Property expenses	(2,304)	(13.5)	2,539	6,681.6	26	0.1
Real estate taxes	(630)	(8.5)	1,236	1,872.7	499	6.3
Provision for bad debts	(24)	92.3	—	—	(24)	92.3
Ground leases	(77)	(25.5)	196	100.0	463	136.6
Total	(3,035)	(12.2)	3,971	3,818.3	964	3.7
Net Operating Income, as defined	$4,442	7.7%	$9,827	2,113.3%	$14,673	25.3%
Net Operating Income increased $14.7 million, or 25.3%, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 primarily resulting from:

•
An increase of $9.8 million attributable to ten office buildings we acquired during 2011 and the seven office buildings we acquired during the three months ended March 31, 2012 (the “Acquisitions Portfolio”);

•	An increase of $4.4 million attributable to the properties owned and stabilized as of January 1, 2011 and still owned and stabilized as of March 31, 2012 (the “Core Portfolio”) primarily comprised of:

▪
An increase in rental income of $1.2 million primarily resulting from an increase in average occupancy of 0.7%, from 91.3% for the three months ended March 31, 2011, to 92.0% for the three months ended March 31, 2012; and

•	A decrease in property and related expenses of $3.0 million primarily resulting from:

•	Higher legal fees and consulting costs of $1.3 million incurred during the three months ended March 31, 2011 as compared to the three months ended March 31, 2012, primarily related to a dispute with a former tenant at one of our properties;

•
Receipt of approximately $1.0 million in insurance proceeds during the three months ended March 31, 2012 which were recorded as a reduction of property expenses since the charge for the related property damage was recorded as property expenses in prior periods; and

•	A decrease in real estate taxes of $0.6 million as a result of successful property tax appeals; and

•
A net operating loss of $0.4 million for the three months ended March 31, 2011 generated by two buildings that were moved from the stabilized portfolio to the redevelopment portfolio in 2011 (the “Redevelopment Properties”).  This net operating loss represented the operating expenses for the Redevelopment Properties for the three months ended March 31, 2011.  Operating expenses for the Redevelopment Properties during the three months ended March 31, 2012 were capitalized and included as a cost of redevelopment.

Other Expenses and Income
General and Administrative Expenses
General and administrative expenses increased $2.2 million, or 33.6%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily related to payroll and administrative costs associated with the growth of the company.
Depreciation and Amortization
Depreciation and amortization increased by $8.3 million, or 29.2%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, primarily related to the Acquisitions Portfolio.
Interest Income and Other Net Investment Gains
Total interest income and other net investment gains increased by approximately $0.3 million, or 163.0%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, as a result of an increase in the fair value of the marketable securities held in connection with our deferred compensation plan and higher interest income due to higher cash balances for the three months ended March 31, 2012.
Interest Expense
The following table sets forth our gross interest expense, including debt discounts/premiums and loan cost amortization, net of capitalized interest, including capitalized debt discounts/premiums and loan cost amortization for the three months ended March 31, 2012 and 2011:

	2012	2011	Dollar Change	Percentage Change
	($ in thousands)
Gross interest expense	$24,994	$22,855	$2,139	9.4%
Capitalized interest	(3,831)	(1,979)	(1,852)	93.6%
Interest expense	$21,163	$20,876	$287	1.4%
Gross interest expense, before the effect of capitalized interest, increased $2.1 million, or 9.4%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 resulting from an increase in our average outstanding debt balances primarily as a result of our acquisition activity.
Capitalized interest increased $1.9 million, or 93.6%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily attributable to an increase in our redevelopment activity, which resulted in higher average asset balances qualifying for interest capitalization.

Liquidity and Capital Resources of the Company
In this "Liquidity and Capital Resources of the Company" section, the term the "Company" refers only to Kilroy Realty Corporation on an unconsolidated basis, and excludes the Operating Partnership and all other subsidiaries.
The Company's business is operated primarily through the Operating Partnership. Distributions from the Operating Partnership are the Company's source of capital. The Company believes the Operating Partnership's sources of working capital, specifically its cash flow from operations and borrowings available under its Credit Facility, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its preferred and common stockholders. Cash flows from operating activities generated by the Operating Partnership for the three months ended March 31, 2012 were sufficient to cover the Company's payment of cash dividends to its stockholders. However, there can be no assurance that the Operating Partnership's sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distributions to the Company. The unavailability of capital could adversely affect the Operating Partnership's ability to make distributions to the Company, which would in turn, adversely affect the Company's ability to pay cash dividends to its stockholders.
The Company is a well-known seasoned issuer with an effective shelf registration statement for the public issuance of preferred or common equity securities, and debt securities and guarantees of debt securities, and for the public issuance by the Operating Partnership of debt securities. As circumstances warrant, the Company may issue securities from time to time on an opportunistic basis, depending upon market conditions and available pricing. When the Company receives proceeds from preferred or common equity issuances, it is required by the Operating Partnership's partnership agreement to contribute the net proceeds from its equity issuances to the Operating Partnership in exchange for corresponding interest in preferred or common partnership units of the Operating Partnership. The Operating Partnership may use the proceeds to repay debt, including borrowings under its Credit Facility, develop new or existing properties, to make acquisitions of properties, portfolios of properties, or for general corporate purposes.
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
Distribution Requirements
The Company is required to distribute 90% of its taxable income (subject to certain adjustments and excluding net capital gain) on an annual basis to maintain qualification as a REIT for federal income tax purposes and is required to pay income tax at regular corporate rates to the extent it distributes less than 100% of its taxable income (including capital gains). As a result of these distribution requirements, the Operating Partnership cannot rely on retained earnings to fund its on−going operations to the same extent as other companies whose parent companies are not REITs. In addition, the Company may be required to use borrowings under the Operating Partnership's Credit Facility, if necessary, to meet REIT distribution requirements and maintain its REIT status. The Company may also need to continue to raise capital in the equity markets to fund the Operating Partnership's working capital needs, as well as potential developments of new or existing properties or acquisitions.
The Company intends to continue to make, but has not committed to make, regular quarterly cash distributions to common stockholders and common unitholders from cash flow from operating activities. All such distributions are at the discretion of the board of directors. The Company has historically distributed amounts in excess of our taxable income resulting in a return of capital to its stockholders and the Company currently believes it has the ability to maintain distributions at the 2011 levels to meet its REIT requirements for 2012. The Company considers market factors and its performance in addition to REIT requirements in determining our distribution levels. In addition, one of the covenants contained within the Credit Facility prohibits the Company from paying dividends in excess of 95% of Funds From Operations ("FFO"). Amounts accumulated for distribution to stockholders are invested primarily in interest−bearing accounts and short−term interest−bearing securities, which are consistent with the Company's intention to maintain its qualification as a REIT. Such investments may include, for example, obligations of the Government National Mortgage Association, other governmental agency securities, certificates of deposit, and interest−bearing bank deposits.
On February 23, 2012, the Board of Directors declared a regular quarterly cash dividend of $0.35 per common share payable on April 17, 2012 to stockholders of record on March 31, 2012 and caused a $0.35 per Operating Partnership unit cash distribution to be paid in respect of the Operating Partnership's common limited partnership interests, including those owned by the Company.
On March 27, 2012, the Company issued 4,000,000 shares of its 6.875% Series G Cumulative Redeemable Preferred Stock ("Series G Preferred Stock") at a public offering price of $25.00 per share, for a total of approximately $96.2 million of net proceeds, after deducting underwriting discounts and other accrued offering-related costs. Dividends on the Series G Preferred Stock will be paid quarterly in arrears on the 15th day of each February, May, August and November, commencing May 15, 2012. On April 18, 2012, the Board of Directors declared a dividend of $0.22917 per share on the Series G Preferred Stock for the period commencing on and including March 27, 2012, and ending on and including May 14, 2012. The dividend will be payable on May 15, 2012, to Series G Preferred stockholders of record on April 30, 2012. Beginning with the second quarter ended June 30, 2012, which will be the first full quarter the Series G Preferred Stock will be outstanding, the quarterly dividend payments for the Series G Preferred stock will be $1.7 million. The Company is also required to make quarterly cash distributions to the 7.45% Series A Preferred unitholders of $0.7 million, payable quarterly in arrears on the 15th day of each February, May, August and November.
In March 2012, the Company announced its intention to redeem all 1,610,000 outstanding shares of its 7.80% Series E Cumulative Redeemable Preferred Stock ("Series E Preferred Stock") and all 3,450,000 outstanding shares of its 7.50% Series F Cumulative Redeemable Preferred Stock ("Series F Preferred Stock"). The shares of Series E Preferred Stock and Series F Preferred Stock were redeemed on April 16, 2012 at a redemption price of $25.00 per share, plus accumulated and unpaid dividends up to and including the April 16, 2012 redemption date, after which date dividends on Series E Preferred Stock and Series F Preferred Stock will cease to accrue. Results for the quarter ended March 31, 2012 included a total of $2.9 million of dividends for the Series E and Series F Preferred Stock, which included $0.5 million of additional dividends attributable to the acceleration of the Series E Preferred Stock and Series F Preferred Stock dividend payment from April 1, 2012 to April 16, 2012 and redemption-related costs.
As a result of the aforementioned transactions, beginning in the second quarter of 2012, our quarterly preferred dividend payments will decrease to a run-rate of $2.4 million per quarter from $3.1 million per quarter. The $0.7 million decrease is due to the lower rate and reduced number of outstanding shares of Series G Preferred Stock as compared to the Series E Preferred Stock and Series F Preferred Stock.
Capitalization
As of March 31, 2012, our total debt as a percentage of total market capitalization was 32.5% and our total debt and liquidation value of our preferred equity as a percentage of total market capitalization was 36.0%, which was calculated based on the closing price per share of the Company's common stock of $46.61 on March 31, 2012 as shown in the table below.

	Shares/Units at March 31, 2012	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
	($ in thousands)
Debt:
Credit Facility		$—	—%
Unsecured Term Loan Facility		150,000	2.9
4.25% Unsecured Exchangeable Notes due 2014(2)		172,500	3.4
Unsecured Senior Notes due 2014		83,000	1.6
Unsecured Senior Notes due 2015(2)		325,000	6.4
Unsecured Senior Notes due 2018(2)		325,000	6.4
Unsecured Senior Notes due 2020(2)		250,000	4.9
Secured debt(2)		349,483	6.9
Total debt		$1,654,983	32.5%
Equity and Noncontrolling Interests:
7.450% Series A Cumulative Redeemable Preferred units(3)	1,500,000	$75,000	1.5%
6.875% Series G Cumulative Redeemable Preferred stock(4)	4,000,000	100,000	2.0
Common units outstanding(5)(6)	1,718,131	79,849	1.6
Common shares outstanding(6)	68,349,843	3,185,786	62.4
Total equity and noncontrolling interests		3,440,635	67.5
Total Market Capitalization (1)		$5,095,618	100.0%
________________________

(1)
Excludes the 7.80% Series E and 7.50% Series F Cumulative Redeemable Preferred Stock with a redemption value of $126.5 million that were redeemed on April 16, 2012. Also excludes the 3.25% Exchangeable Notes due April 2012 (the "3.25% Exchangeable Notes") with an aggregate principal amount of $148.0 million at March 31, 2012 which we repaid in April 2012 upon maturity.

(2)	Represents gross aggregate principal amount due at maturity before the effect of the unamortized discounts and premiums as of March 31, 2012.

(3)	Value based on $50.00 per unit liquidation preference.

(4)	Value based on $25.00 per share liquidation preference.

(5)	Represents common units not owned by the Company.

(6)	Value based on closing price per share of our common stock of $46.61 as of March 31, 2012.

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
Summary of Significant 2012 Capital Transactions
We have been very active in the capital markets during early 2012 as a consequence of our robust acquisition activity, our continued desire to improve our debt maturities and overall weighted average cost of capital, and given the maturity of our 3.25% Exchangeable Notes on April 15, 2012. Because of the timing of this activity, we ended the first quarter with total cash on hand of approximately $417.5 million, including $42.4 million of restricted cash held at qualified intermediaries for future Section 1031 exchanges, as well as no outstanding borrowings on our Credit Facility. This was primarily as a result of the following transactions:

•
In March 2012, the Operating Partnership entered into a new $150.0 million unsecured term loan facility (the "Unsecured Term Loan Facility"). The Unsecured Term Loan Facility bears interest at an annual rate of LIBOR plus 1.750% and has a term of four years plus a one year extension at our option (see Note 5 to our consolidated financial statements included in this report for additional information).

•
In March 2012, the Company issued 4,000,000 shares of its Series G Preferred Stock at a public offering price of $25.00 per share. The net proceeds, after deducting the underwriting discount and other accrued offering-related costs, of $96.2 million were contributed to the Operating Partnership (see Notes 7 and 9 to our consolidated financial statements included in this report for additional information).

•
In February 2012, the Company completed an underwritten public offering of 9,487,500 shares of its common stock. The net offering proceeds, after deducting underwriting discounts and commissions and offering expenses, of approximately $382.1 million were contributed to the Operating Partnership (see Notes 8 and 9 to our consolidated financial statements included in this report for additional information).

•
In January 2012, the Company completed the sale of two office buildings to an unrelated third party for a cash sales price of approximately $146.1 million (see Note 14 to our consolidated financial statements included in this report for additional information).

Subsequent to March 31, 2012, we used a significant amount of the available cash balance at March 31, 2012 to complete the following capital transactions as contemplated:

•	In April 2012, the Operating Partnership repaid its 3.25% Exchangeable Notes with an aggregate principal amount of $148.0 million.

•
In April 2012, the Company redeemed all 1,610,000 outstanding shares of its Series E Preferred Stock and all 3,450,000 outstanding shares of its Series F Preferred Stock at a redemption price of $25.00 per share plus all accumulated and unpaid dividends up to and including the redemption date of April 16, 2012, for total payment of $129.4 million.

After the effect of these aforementioned transactions and our other corporate activity subsequent to March 31, 2012, as of April 27, 2012, we had approximately $44.2 million of cash on hand, excluding the $42.4 million restricted cash available for potential future Section 1031 tax deferred exchanges discussed above, and no outstanding borrowings on our Credit Facility.
Liquidity Sources
Credit Facility
The following table summarizes the balance and terms of our Credit Facility as of March 31, 2012 and December 31, 2011, respectively:

	March 31, 2012	December 31, 2011
	(in thousands)
Outstanding borrowing(1)	$—	$182,000
Remaining borrowing capacity	500,000	318,000
Total borrowing capacity(2)	$500,000	$500,000
Interest rate(3)		2.05%
Facility fee - annual rate(4)	0.350%
Maturity date(5)	August 2015
________________________

(1)	As of March 31, 2012, there were no borrowings outstanding on the Credit Facility.

(2)	We may elect to borrow, subject to bank approval, up to an additional $200.0 million under an accordion feature under the terms of the Credit Facility.

(3)
The Credit Facility interest rate was calculated based on an annual rate of LIBOR plus 1.750% as of both March 31, 2012 and December 31, 2011. No interest rate is shown as of March 31, 2012 because no borrowings were outstanding.

(4)
The facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we also incurred origination and legal costs of approximately $8.3 million that are currently being amortized through the maturity date of the Credit Facility.

(5)	Under the terms of the Credit Facility, we may exercise an option to extend the maturity date by one year.
In March 2012, we amended the Credit Facility to reduce the FMV Cap Rate (as defined in the Credit Facility agreement), which is used to calculate the fair value of our assets for certain covenants under the Credit Facility, from 7.50% to 6.75%. There were no other changes to the terms of the Credit Facility.
Capital Recycling Program
As part of our current strategy, we intend to evaluate various office and industrial assets for potential disposition and then use the proceeds to fund potential acquisitions, to finance development and redevelopment expenditures, to repay long-term debt and for other general corporate purposes. As part of this strategy, we intend, when practical, to enter into like-kind exchanges under Section 1031 of the Code to defer some or all taxable gains, if any, on the sales for federal and state income tax purposes. During the three months ended March 31, 2012, we disposed of two office buildings in one transaction for approximately $146.1 million. These properties were previously reported as held for sale as of December 31, 2011. At March 31, 2012, approximately $42.4 million of the net cash proceeds from this disposition were temporarily being held by a qualified intermediary, at our direction, for the purpose of facilitating a potential future Section 1031 Exchange. We also continue to evaluate opportunities for the potential disposition of additional properties, including the potential sale of all or a portion of, or the sale of an equity interest in all or a portion of, our industrial properties as well as the disposition of one land holding.
At-The-Market Stock Offering Program
In July 2011, we commenced an at-the-market stock offering program under which we may offer and sell shares of our common stock having an aggregate gross sales price of up to $200.0 million from time to time in "at the market" offerings.  As of December 31, 2011, the Company sold 355,305 shares of common stock under the program. As of March 31, 2012, approximately $187.0 million could be sold under this program. Actual sales will depend upon a variety of factors including but not limited to market conditions, the trading price of the Company's common stock and our capital needs. We have no obligation to sell shares under this program. As of the date of this report, there have been no sales of common stock under this program in 2012.

Unsecured Term Loan Facility
In March 2012, we entered into a new Unsecured Term Loan Facility, which is included in unsecured debt, net on our consolidated balance sheets. The Unsecured Term Loan Facility bears interest at an annual rate of LIBOR plus 1.750% and is scheduled to mature on March 29, 2016. Under the terms of the Unsecured Term Loan Facility, we may exercise an option to extend the maturity date by one year. We may elect to borrow up to an additional $100.0 million under an accordion option, subject to bank approval. We expect to use borrowings under the Unsecured Term Loan Facility for general corporate purposes, which may include repaying outstanding indebtedness.
Exchangeable Notes, Unsecured Debt, and Secured Debt
The aggregate principal amount of our Exchangeable Notes, unsecured debt, and secured debt of the Operating Partnership outstanding as of March 31, 2012 was as follows:

Aggregate Principal Amount Outstanding
(in thousands)
3.25% Exchangeable Notes due 2012 (1)(2)	$148,000
4.25% Exchangeable Notes due 2014 (1)	172,500
Unsecured Senior Notes due 2014	83,000
Unsecured Term Loan Facility due 2016	150,000
Unsecured Senior Notes due 2015 (1)	325,000
Unsecured Senior Notes due 2018 (1)	325,000
Unsecured Senior Notes due 2020 (1)	250,000
Secured Debt (1)	349,483
Total Exchangeable Notes, Unsecured Debt, and Secured Debt	$1,802,983
________________________

(1)	Represents gross aggregate principal amount before the effect of the unamortized discounts and premiums as of March 31, 2012.

(2)	The 3.25% Exchangeable Notes were repaid in April 2012 upon maturity.
Debt Composition
The composition of the Operating Partnership's aggregate debt balances between secured and unsecured and fixed-rate and variable-rate debt as of March 31, 2012 and December 31, 2011 was as follows:

	Percentage of Total Debt		Weighted Average Interest Rate
	March 31, 2012 (1)	December 31, 2011	March 31, 2012 (1)	December 31, 2011
Secured vs. unsecured:
Unsecured(2)	78.9%	80.9%	4.9%	4.7%
Secured	21.1	19.1	5.2	5.2
Variable-rate vs. fixed-rate:
Variable-rate	9.1	9.9	2.0	2.0
Fixed-rate(2)	90.9	90.1	5.3	5.1
Stated rate(2)			5.0	4.8
GAAP effective rate(3)			5.3	5.2
GAAP effective rate including debt issuance costs			5.6%	5.6%
________________________

(1)	Excludes the impact of the 3.25% Exchangeable Notes with an aggregate principal amount of $148.0 million at March 31,2012 which we repaid in April 2012 upon maturity.

(2)	Excludes the impact of the amortization of any debt discounts/premiums.

(3)	Includes the impact of the amortization of any debt discounts/premiums, excluding debt issuance costs.

Liquidity Uses
Contractual Obligations
The following table provides information with respect to our contractual obligations as of March 31, 2012. The table: (i) indicates the maturities and scheduled principal repayments of our secured debt, Exchangeable Notes, unsecured debt, and Credit Facility; (ii) indicates the scheduled interest payments of our fixed−rate and variable−rate debt as of March 31, 2012; (iii) provides information about the minimum commitments due in connection with our ground lease obligations and other lease and contractual commitments; (iv) provides estimated redevelopment commitments as of March 31, 2012; and (v) provides information about our Series E Preferred Stock and Series F Preferred Stock called for redemption. Note that the table does not reflect our available debt maturity extension options and reflects gross aggregate principal amounts before the effect of unamortized discounts/premiums.

	Payment Due by Period
	Less than 1 Year (Remainder of 2012)	1–3 Years (2013-2014)	3–5 Years (2015-2016)	More than 5 Years (After 2016)	Total
	(in thousands)
Principal payments—secured debt (1)	$103,758	$13,316	$38,933	$193,476	$349,483
Principal payments—Exchangeable Notes (2)(3)	148,000	172,500	—	—	320,500
Principal payments—unsecured debt (4)	—	83,000	475,000	575,000	1,133,000
Principal payments—Credit Facility (5)	—	—	—	—	—
Interest payments—fixed-rate debt (6)	57,362	144,135	99,980	90,471	391,948
Interest payments—variable-rate debt (7)	2,250	6,000	3,750	—	12,000
Ground lease obligations (8)	29,757	3,660	3,660	131,382	168,459
Lease and contractual commitments (9)	39,319	4,308	1,835	—	45,462
Redevelopment commitments (10)	52,000	17,000	—	—	69,000
Series E Preferred Stock and Series F Preferred Stock, called for redemption (11)	126,500	—	—	—	126,500
Total	$558,946	$443,919	$623,158	$990,329	$2,616,352
________________________

(1)	Represents gross aggregate principal amount before the effect of the unamortized premium of approximately $0.7 million as of March 31, 2012.

(2)	Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $11.8 million as of March 31, 2012.

(3)	The 3.25% Exchangeable Notes with an aggregate principal amount outstanding of $148.0 million were repaid in April 2012 upon maturity.

(4)	Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $2.3 million as of March 31, 2012.

(5)	There were no borrowings outstanding under the Credit Facility at March 31, 2012.

(6)
As of March 31, 2012, 90.9% of our debt was contractually fixed. The information in the table above reflects our projected interest rate obligations for these fixed−rate payments based on the contractual interest rates, interest payment dates, and scheduled maturity dates.

(7)
As of March 31, 2012, 9.1% of our debt bore interest at variable rates all of which was incurred under the Unsecured Term Loan Facility. The variable interest rate payments are based on LIBOR plus a spread of 1.750% as of March 31, 2012. The information in the table above reflects our projected interest rate obligations for these variable−rate payments based on outstanding principal balances as of March 31, 2012, the scheduled interest payment dates, and the contractual maturity dates.

(8)	One of our ground lease obligations is subject to a fair market value adjustment every five years; however, the lease includes ground rent subprotection and infrastructure rent credits which currently limit our annual rental obligations to $1.0 million. The contractual obligations for that ground lease included above assumes the lesser of $1.0 million or annual lease rental obligation in effect as of March 31, 2012. One of our ground lease obligations includes a component which is based on the percentage of gross income that exceeds the minimum ground rent. The minimum rent is subject to increases every five years based on 50% of the average annual percentage rent for the previous five years.
Currently gross income does not exceed the threshold requiring us to pay percentage rent. The contractual obligations for that ground lease included above assumes the annual lease rental obligation in effect as of March 31, 2012. One of our ground leases that has a contractual 2022 expiration date has an option for the Company to purchase the land from November 2012 through October 2013. This table assumes that the Company exercises the purchase option at the end of 2012 for an estimated purchase price not to exceed $27.5 million.

(9)	Amounts represent commitments under signed leases and contracts for operating properties, excluding tenant-funded tenant improvements. The timing of these expenditures may fluctuate.

(10)
Amounts represent contractual commitments for redevelopment contracts and projects under construction at March 31, 2012. The timing of these expenditures may fluctuate based on the ultimate progress of construction.

(11)
In March 2012, all 1,610,000 outstanding shares of our Series E Preferred Stock and all 3,450,000 outstanding shares of our Series F Preferred Stock were called for redemption. The shares of Series E Preferred Stock and Series F Preferred Stock were redeemed at a redemption price of $25.00 per share on April 16, 2012.

Other Potential Liquidity Uses
In 2011 we acquired eleven buildings for approximately $603.3 million in cash and in the first quarter of 2012 we have acquired seven buildings for approximately $162.4 million in cash, all of which we funded through various capital raising activities, and in selected instances, the assumption of existing indebtedness. We continually evaluate acquisition opportunities as they arise.
As of the date of this report, we are in negotiations for the possible acquisition of three office properties and a development opportunity in West Coast markets for an aggregate estimated purchase price of approximately $443.6 million (which includes the assumption of approximately $171.5 million of debt).  The three office properties aggregate approximately1.0 million rentable square feet. With our total cash and deposit balance of approximately $115.0 million, the net funding requirement for these four transactions is approximately $165.0 million. In addition, we are in various stages of negotiation on other potential future acquisition opportunities. We expect that any material acquisitions will be funded with borrowings under our Credit Facility, the public or private issuance of debt or equity securities, or through the disposition of assets under our capital recycling program.
In addition, the amounts we are required to spend on tenant improvements and leasing costs we ultimately incur will depend on actual leasing activity. Tenant improvements and leasing costs generally fluctuate in any given period depending on factors such as the type of property, the term of the lease, the type of the lease, the involvement of external leasing agents, and overall market conditions. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to maintain or improve our properties.
Factors That May Influence Future Sources of Capital and Liquidity of the Company and the Operating Partnership
We continue to evaluate sources of financing for our business activities, including borrowings under the Credit Facility, issuance of public and private equity securities, unsecured debt and fixed-rate secured mortgage financing, and proceeds from the disposition of nonstrategic assets through our capital recycling program. However, the Operating Partnership's ability to obtain new financing or refinance existing borrowings on favorable terms could be impacted by various factors including the state of economic conditions, including the state of the credit and equity markets, significant tenant defaults, a decline in the demand for office or industrial properties, a decrease in market rental rates or market values of real estate assets in our submarkets, and the amount of future borrowings. These events could result in the following:

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
Debt Covenants
The Credit Facility, Unsecured Term Loan Facility, unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key existing financial covenants and their covenant levels include:

Credit Facility and Unsecured Term Loan Facility (as defined per Credit Agreements):	Covenant Level	Actual Performance at March 31, 2012 (1)
Total debt to total asset value	less than 60%	34%
Fixed charge coverage ratio	greater than 1.5x	2.3x
Unsecured debt ratio	greater than 1.67x	2.37x
Unencumbered asset pool debt service coverage	greater than 2.0x	3.3x

Unsecured Senior Notes due 2015, 2018 and 2020 (as defined per Indentures):
Total debt to total asset value	less than 60%	40%
Interest coverage	greater than 1.5x	3.0x
Secured debt to total asset value	less than 40%	8%
Unencumbered asset pool value to unsecured debt	greater than 150%	264%
________________________

(1)
In March 2012, we amended the Credit Facility to reduce the FMV Cap Rate (as defined in the Credit Facility), which is used to calculate the fair value of our assets for certain covenants under the Credit Facility, from 7.50% to 6.75%.

The Operating Partnership was in compliance with all its debt covenants as of March 31, 2012. Our current expectation is that the Operating Partnership will continue to meet the requirements of its debt covenants in both the short and long term. However, in the event of a renewed economic slow down or continued volatility in the credit markets, there is no certainty that the Operating Partnership will be able to continue to satisfy all the covenant requirements.

Consolidated Historical Cash Flow Summary
Our historical cash flow activity for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 is as follows:

	Three Months Ended March 31,
	2012	2011	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$48,742	$43,797	$4,945	11.3%
Net cash used in investing activities	(97,084)	(61,137)	(35,947)	58.8%
Net cash provided by financing activities	417,933	9,208	408,725	4,438.8%
Operating Activities
Our cash flows from operations depends on numerous factors including the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, the level of operating expenses, the impact of property acquisitions and related financing activities, and other general and administrative costs. Our net cash provided by operating activities increased by $4.9 million, or 11.3%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily as a result of an increase in cash Net Operating Income generated primarily from our Acquisitions Portfolio partially offset by increased interest expense attributable to the increase in our average outstanding debt balances as a result of our acquisition activity. See additional information under the caption "−Results of Operations."
Investing Activities
Our net cash used in investing activities is generally used to fund property acquisitions, recurring and nonrecurring capital expenditures for our operating properties, and development and redevelopment projects. Our net cash used in investing activities increased $35.9 million, or 58.8%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. This net increase was primarily attributable to an increase of $129.4 million in cash paid for acquisitions which was partially offset by $100.8 million of net proceeds received from the disposition of two operating properties in the first quarter of 2012.
Financing Activities
Our net cash provided by financing activities is generally impacted by our capital raising activities net of dividends and distributions paid to common and preferred security holders. Net cash provided by financing activities increased by $408.7 million, or 4,438.8%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, and was primarily attributable to our various capital raising activities. Subsequent to March 31, 2012, we used a portion of this net cash provided by financing activities to repay our 3.25% Exchangeable Notes with an aggregate principal amount of $148.0 million and to redeem all of our outstanding shares of Series E and Series F Preferred Stock plus all accumulated and unpaid dividends up to and including the redemption date of April 16, 2012 for a total payment of $129.4 million. See additional information under the caption "Liquidity and Capital Resources of the Operating Partnership—Summary of Significant 2012 Capital Transactions."

Off-Balance Sheet Arrangements
As of March 31, 2012 and as of the date this report was filed, we did not have any off-balance sheet transactions, arrangements, or obligations, including contingent obligations.

Non-GAAP Supplemental Financial Measure: Funds From Operations
We calculate FFO in accordance with the White Paper on FFO approved by the Board of Governors of NAREIT. The White Paper defines FFO as net income or loss calculated in accordance with GAAP, excluding extraordinary items, as defined by GAAP, gains and losses from sales of depreciable real estate and impairment write−downs associated with depreciable real estate, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures.
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
The following table presents our FFO for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Net income available to common stockholders	$67,540	$1,034
Adjustments:
Net income attributable to noncontrolling common units of the Operating Partnership	1,795	34
Depreciation and amortization of real estate assets	36,464	29,059
Net gain on dispositions of discontinued operations	(72,809)	—
Funds From Operations(1)	$32,990	$30,127
________________________

(1)	Reported amounts are attributable to common stockholders and common unitholders.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about our market risk is disclosed in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and is incorporated herein by reference. There have been no material changes for the three months ended March 31, 2012, to the information provided in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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
As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2012, the end of the period covered by this report. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded, as of that time, that disclosure controls and procedures were effective at the reasonable assurance level.
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
As required by SEC Rule 13a-15(b), the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2012, the end of the period covered by this report. Based on the foregoing, the Operating Partnership's Chief Executive Officer and Chief Financial Officer concluded, as of that time, that disclosure controls and procedures were effective at the reasonable assurance level.
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
We and our properties are subject to routine litigation incidental to our business. As of March 31, 2012, we are not a defendant in, and our properties are not subject to, any legal proceedings that we believe, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations, or cash flows.

ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors included in the Company's and the Operating Partnership's annual report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1 - January 31, 2012	22,312(1)	$38.30	—	—
February 1 - February 29, 2012	—	—	—	—
March 1 - March 31, 2012	—	—	—	—
Total	22,312	$38.30	—	—
________________________

(1)
In January 2012, a total of 22,282 shares were tendered to satisfy minimum statutory tax withholding obligations related to the vesting of restricted shares and a total of 30 fractional shares were repurchased in connection with the termination of the Dividend Reinvestment and Direct Purchase Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES-None

ITEM 4.	MINE SAFETY DISCLOSURES-None

ITEM 5.	OTHER INFORMATION-None

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.(i)1	Kilroy Realty Corporation Articles of Restatement(1)

3.(i)2	Certificate of Limited Partnership of Kilroy Realty, L.P.(2)

3.(i)3	Amendment to the Certificate of Limited Partnership of Kilroy Realty, L.P.(2)

3.(i)4	Articles Supplementary designating Kilroy Realty Corporation's 6.875% Series G Cumulative Redeemable Preferred Stock(6)

3.(ii)1	Second Amended and Restated Bylaws of Kilroy Realty Corporation(3)

3.(ii)2	Amendment No. 1 to Second Amended and Restated Bylaws of Kilroy Realty Corporation(4)

3.(ii)3	Sixth Amendment and Restated Agreement of Limited Partnership of Kilroy Realty, L.P., dated March 27, 2012(7)

4.1	Kilroy Realty Corporation Form of Stock Option Grant Notice and Stock Option Agreement(5)

4.2	Specimen Certificate for Kilroy Realty Corporation's 6.875% Series G Cumulative Redeemable Preferred Stock(6)

10.1	Term Loan Agreement dated March 29, 2012(7)

10.2	Guaranty of Payment of Kilroy Realty Corporation dated March 29, 2012(7)

10.3†	Amended and Restated Employment Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and John B. Kilroy, Jr.(8)

10.4†	Noncompetition Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and John B. Kilroy, Jr.(8)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty Corporation

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty Corporation

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty, L.P.

31.4*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty, L.P.

32.1*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty Corporation

32.2*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty Corporation

32.3*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty, L.P.

32.4*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty, L.P.

101.1
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to the Consolidated Financial Statements (unaudited).(9)

________________________

*	Filed herewith

†	Management contract or compensatory plan or arrangement

(1)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2009.

(2)	Previously filed by Kilroy Realty, L.P. as an exhibit to the General Form for Registration of Securities on Form 10 as filed with the Securities and Exchange Commission on August 18, 2010.

(3)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2008.

(4)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 27, 2009.

(5)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 24, 2012.

(6)	Previously filed by Kilroy Realty Corporation on Form 8-A as filed with the Securities and Exchange Commission on March 22, 2012.

(7)	Previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on April 2, 2012.

(8)	Previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on April 4, 2012.

(9)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 1, 2012.

KILROY REALTY CORPORATION

By:	/s/ John B. Kilroy, Jr.
John B. Kilroy, Jr. President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Tyler H. Rose
Tyler H. Rose Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Heidi R. Roth
Heidi R. Roth Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 1, 2012.

KILROY REALTY, L.P.

BY:	KILROY REALTY CORPORATION
Its general partner

	By:	/s/ John B. Kilroy, Jr.
John B. Kilroy, Jr. President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Tyler H. Rose
Tyler H. Rose Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Heidi R. Roth
Heidi R. Roth Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)