Form 10-Q
period 2012-06-30
KILROY REALTY CORP; Kilroy Realty, L.P.
filed 2012-08-03
CIK 1025996, 1493976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Kilroy Realty Corporation Yes  ☐     No   ☑
Kilroy Realty, L.P. Yes  ☐     No   ☑
As of August 1, 2012, 68,932,731 shares of Kilroy Realty Corporation common stock, par value $.01 per share, were outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2012 of Kilroy Realty Corporation and Kilroy Realty, L.P. Unless stated otherwise or the context otherwise requires, references to "Kilroy Realty Corporation" or the "Company," "we," "our," and "us" mean Kilroy Realty Corporation, a Maryland corporation, and its controlled and consolidated subsidiaries, and references to "Kilroy Realty, L.P." or the "Operating Partnership" mean Kilroy Realty, L.P., a Delaware limited partnership, and its controlled and consolidated subsidiaries.
The Company is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of June 30, 2012, the Company owned an approximate 97.6% common general partnership interest in the Operating Partnership. The remaining approximate 2.4% common limited partnership interests are owned by non-affiliated investors and certain directors and executive officers of the Company. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership's day-to-day management and control and can cause it to enter into certain major transactions including acquisitions, dispositions, and refinancings and cause changes in its line of business, capital structure, and distribution policies.
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
To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	consolidated financial statements;

•	the following notes to the consolidated financial statements:

◦	Note 5, Secured and Unsecured Debt of the Operating Partnership;

◦	Note 6, Noncontrolling Interests on the Company's Consolidated Financial Statements;

i

◦	Note 7, Preferred and Common Stock of the Company;

◦	Note 8, Preferred and Common Units of the Operating Partnership;

◦	Note 15, Net Income Available to Common Stockholders Per Share of the Company;

◦	Note 16, Net Income Available to Common Unitholders Per Unit of the Operating Partnership;

◦	Note 18, Pro Forma Results of the Company;

◦	Note 19, Pro Forma Results of the Operating Partnership;

•	"Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of the Company"; and

•	"Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of the Operating Partnership."
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
QUARTERLY REPORT FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS OF KILROY REALTY CORPORATION
KILROY REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
REAL ESTATE ASSETS:
Land and improvements (Note 2)	$576,433	$537,574
Buildings and improvements (Note 2)	3,137,665	2,830,310
Undeveloped land and construction in progress (Note 2)	557,657	430,806
Total real estate held for investment	4,271,755	3,798,690
Accumulated depreciation and amortization	(801,083)	(742,503)
Total real estate assets held for investment, net	3,470,672	3,056,187
REAL ESTATE ASSETS AND OTHER ASSETS HELD FOR SALE, NET (Note 14)	—	84,156
CASH AND CASH EQUIVALENTS	18,111	4,777
RESTRICTED CASH	97	358
MARKETABLE SECURITIES (Note 12)	6,546	5,691
CURRENT RECEIVABLES, NET (Note 4)	7,643	8,395
DEFERRED RENT RECEIVABLES, NET (Note 4)	110,689	101,142
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Notes 2 and 3)	168,488	155,522
DEFERRED FINANCING COSTS, NET	18,919	18,368
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 11)	46,357	12,199
TOTAL ASSETS	$3,847,522	$3,446,795
LIABILITIES, NONCONTROLLING INTEREST AND EQUITY
LIABILITIES:
Secured debt (Notes 2, 5 and 12)	$381,097	$351,825
Exchangeable senior notes, net (Notes 5 and 12)	161,844	306,892
Unsecured debt, net (Notes 5 and 12)	1,130,732	980,569
Unsecured line of credit (Notes 5 and 12)	102,000	182,000
Accounts payable, accrued expenses and other liabilities	98,940	81,713
Accrued distributions (Note 17)	25,975	22,692
Deferred revenue and acquisition-related intangible liabilities, net (Notes 2 and 3)	108,462	79,781
Rents received in advance and tenant security deposits	31,768	26,917
Liabilities and deferred revenue of real estate assets held for sale (Note 14)	—	13,286
Total liabilities	2,040,818	2,045,675
COMMITMENTS AND CONTINGENCIES (Note 11)
NONCONTROLLING INTEREST (Note 6):
7.45% Series A Cumulative Redeemable Preferred units of the Operating Partnership	73,638	73,638
EQUITY:
Stockholders' Equity (Note 7):
Preferred stock, $.01 par value, 30,000,000 shares authorized:
7.45% Series A Cumulative Redeemable Preferred stock, $.01 par value, 1,500,000 shares authorized, none issued and outstanding	—	—
7.80% Series E Cumulative Redeemable Preferred stock, $.01 par value, 1,610,000 shares authorized, issued and outstanding ($40,250 liquidation preference)	—	38,425
7.50% Series F Cumulative Redeemable Preferred stock, $.01 par value, 3,450,000 shares authorized, issued and outstanding ($86,250 liquidation preference)	—	83,157
6.875% Series G Cumulative Redeemable Preferred stock, $.01 par value, 4,600,000 shares authorized, 4,000,000 shares issued and outstanding ($100,000 liquidation preference)	96,155	—
Common stock, $.01 par value, 150,000,000 shares authorized, 68,927,731 and 58,819,717 shares issued and outstanding, respectively	689	588
Additional paid-in capital	1,856,431	1,448,997
Distributions in excess of earnings	(259,495)	(277,450)
Total stockholders' equity	1,693,780	1,293,717
Noncontrolling interest:
Common units of the Operating Partnership (Note 6)	39,286	33,765
Total equity	1,733,066	1,327,482
TOTAL LIABILITIES, NONCONTROLLING INTEREST AND EQUITY	$3,847,522	$3,446,795
See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUES:
Rental income	$94,265	$80,158	$184,484	$157,155
Tenant reimbursements	9,065	7,130	17,369	13,152
Other property income	592	1,102	1,479	1,856
Total revenues	103,922	88,390	203,332	172,163
EXPENSES:
Property expenses	21,196	17,356	38,731	34,865
Real estate taxes	8,881	8,127	17,270	16,017
Provision for bad debts	—	120	2	146
Ground leases	615	424	1,417	763
General and administrative expenses	9,251	7,440	18,018	14,000
Acquisition-related expenses	1,813	1,194	3,341	1,666
Depreciation and amortization	40,624	31,378	77,370	59,819
Total expenses	82,380	66,039	156,149	127,276
OTHER (EXPENSES) INCOME:
Interest income and other net investment (losses) gains (Note 12)	(110)	58	374	242
Interest expense (Note 5)	(19,155)	(21,228)	(40,318)	(42,104)
Total other (expenses) income	(19,265)	(21,170)	(39,944)	(41,862)
INCOME FROM CONTINUING OPERATIONS	2,277	1,181	7,239	3,025
DISCONTINUED OPERATIONS (Note 14)
Income from discontinued operations	—	2,291	900	5,314
Net gain on dispositions of discontinued operations	—	—	72,809	—
Total income from discontinued operations	—	2,291	73,709	5,314
NET INCOME	2,277	3,472	80,948	8,339
Net loss (income) attributable to noncontrolling common units of the Operating Partnership	20	10	(1,775)	(24)
NET INCOME ATTRIBUTABLE TO KILROY REALTY CORPORATION	2,297	3,482	79,173	8,315
PREFERRED DISTRIBUTIONS AND DIVIDENDS:
Distributions to noncontrolling cumulative redeemable preferred units of the Operating Partnership	(1,397)	(1,397)	(2,794)	(2,794)
Preferred dividends (Note 7)	(1,700)	(2,402)	(4,721)	(4,804)
Original issuance costs of redeemed preferred stock (Note 7)	—	—	(4,918)	—
Total preferred distributions and dividends	(3,097)	(3,799)	(12,433)	(7,598)
NET (LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS	$(800)	$(317)	$66,740	$717
Loss from continuing operations available to common stockholders per common share - basic (Note 15)	$(0.02)	$(0.05)	$(0.09)	$(0.09)
Loss from continuing operations available to common stockholders per common share - diluted (Note 15)	$(0.02)	$(0.05)	$(0.09)	$(0.09)
Net (loss) income available to common stockholders per share - basic (Note 15)	$(0.02)	$(0.01)	$1.00	$0.00
Net (loss) income available to common stockholders per share - diluted (Note 15)	$(0.02)	$(0.01)	$1.00	$0.00
Weighted average common shares outstanding - basic (Note 15)	68,344,734	57,685,710	65,996,719	55,008,765
Weighted average common shares outstanding - diluted (Note 15)	68,344,734	57,685,710	65,996,719	55,008,765
Dividends declared per common share	$0.35	$0.35	$0.70	$0.70
See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands, except share and per share/unit data)

		Common Stock				Total Stock- holders' Equity	Noncontrol- ling Interests - Common Units of the Operating Partnership	Total Equity
	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AS OF DECEMBER 31, 2010	$121,582	52,349,670	$523	$1,211,498	$(247,252)	$1,086,351	$31,379	$1,117,730
Net income					8,315	8,315	24	8,339
Issuance of common stock		6,037,500	61	220,954		221,015		221,015
Issuance of share-based compensation awards		68,727	1	2,155		2,156		2,156
Noncash amortization of share-based compensation				2,813		2,813		2,813
Repurchase of common stock and restricted stock units		(11,485)		(732)		(732)		(732)
Exercise of stock options		15,000		395		395		395
Exchange of common units of the Operating Partnership		5,000		91		91	(91)	—
Adjustment for noncontrolling interest				(3,223)		(3,223)	3,223	—
Preferred distributions and dividends					(7,598)	(7,598)		(7,598)
Dividends declared per common share and common unit ($0.70 per share/unit)					(39,381)	(39,381)	(1,204)	(40,585)
BALANCE AS OF JUNE 30, 2011	$121,582	58,464,412	$585	$1,433,951	$(285,916)	$1,270,202	$33,331	$1,303,533

		Common Stock				Total Stock- holders' Equity	Noncontrol- ling Interests - Common Units of the Operating Partnership	Total Equity
	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AS OF DECEMBER 31, 2011	$121,582	58,819,717	$588	$1,448,997	$(277,450)	$1,293,717	$33,765	$1,327,482
Net income					79,173	79,173	1,775	80,948
Issuance of Series G Preferred stock (Note 7)	96,155					96,155		96,155
Redemption of Series E and Series F Preferred stock (Note 7)	(121,582)				(4,918)	(126,500)		(126,500)
Issuance of common stock (Note 7)		10,063,189	101	408,374		408,475		408,475
Issuance of share-based compensation awards (Note 9)		62,137		657		657		657
Noncash amortization of share-based compensation (Note 9)				3,827		3,827		3,827
Repurchase of common stock and restricted stock units (Note 9)		(22,312)		(603)		(603)		(603)
Exercise of stock options		5,000		129		129		129
Adjustment for noncontrolling interest				(4,950)		(4,950)	4,950	—
Preferred distributions and dividends					(7,515)	(7,515)		(7,515)
Dividends declared per common share and common unit ($0.70 per share/unit)					(48,785)	(48,785)	(1,204)	(49,989)
BALANCE AS OF JUNE 30, 2012	$96,155	68,927,731	$689	$1,856,431	$(259,495)	$1,693,780	$39,286	$1,733,066
See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$80,948	$8,339
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of building and improvements and leasing costs	76,792	61,029
Increase in provision for bad debts	2	146
Depreciation of furniture, fixtures and equipment	584	530
Noncash amortization of share-based compensation awards	3,419	2,239
Noncash amortization of deferred financing costs and debt discounts and premiums	5,310	6,884
Noncash amortization of net (below)/above market rents (Note 3)	(2,589)	1,398
Net gain on dispositions of discontinued operations (Note 14)	(72,809)	—
Noncash amortization of deferred revenue related to tenant-funded tenant improvements	(4,465)	(4,668)
Straight-line rents	(10,575)	(8,906)
Net change in other operating assets	(4,318)	(2,493)
Net change in other operating liabilities	7,285	(8,033)
Insurance proceeds received for property damage	(951)	—
Net cash provided by operating activities	78,633	56,465
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for acquisition of operating properties, net of cash acquired (Note 2)	(272,256)	(378,554)
Expenditures for acquisition of development properties (Note 2)	(79,157)	—
Expenditures for operating properties	(40,218)	(28,230)
Expenditures for development and redevelopment properties and undeveloped land	(26,084)	(12,347)
Net proceeds received from dispositions of operating properties (Note 14)	143,161	—
Insurance proceeds received for property damage	951	—
Increase in acquisition-related deposits	(28,250)	(16,500)
Decrease in restricted cash	261	112
Net cash used in investing activities	(301,592)	(435,519)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Series G preferred stock (Note 7)	96,155	—
Redemption of Series E and Series F preferred stock (Note 7)	(126,500)	—
Net proceeds from issuance of common stock (Note 7)	408,475	221,015
Borrowings on unsecured line of credit	253,000	302,000
Repayments on unsecured line of credit	(333,000)	(216,000)
Proceeds from issuance of secured debt	97,000	135,000
Principal payments on secured debt	(103,254)	(3,403)
Proceeds from the issuance of unsecured debt (Note 5)	150,000	—
Repayments of exchangeable senior notes (Note 5)	(148,000)	—
Financing costs	(3,644)	(5,201)
Decrease in loan deposits	—	2,027
Repurchase of common stock and restricted stock units (Note 9)	(603)	(732)
Proceeds from exercise of stock options	129	395
Dividends and distributions paid to common stockholders and common unitholders	(45,713)	(37,877)
Dividends and distributions paid to preferred stockholders and preferred unitholders	(7,752)	(7,598)
Net cash provided by financing activities	236,293	389,626
Net increase in cash and cash equivalents	13,334	10,572
Cash and cash equivalents, beginning of period	4,777	14,840
Cash and cash equivalents, end of period	$18,111	$25,412

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS-(Continued)
(unaudited, in thousands)

	Six Months Ended June 30,
	2012	2011
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $7,021 and $3,327 as of June 30, 2012 and 2011, respectively	$36,935	$34,568
NONCASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$13,062	$9,966
Tenant improvements funded directly by tenants to third parties	$9,838	$3,027
Assumption of secured debt with property acquisitions (Notes 2 and 5)	$35,690	$30,042
Assumption of other assets and liabilities with operating and development property acquisitions, net (Note 2)	$4,940	$4,438
NONCASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders	$24,726	$21,064
Accrual of dividends and distributions payable to preferred stockholders and preferred unitholders	$1,577	$1,909
Issuance of share-based compensation awards, net (Note 9)	$30,762	$7,216
Exchange of common units of the Operating Partnership into shares of the Company's common stock	$—	$91

See accompanying notes to consolidated financial statements.

ITEM 1: FINANCIAL STATEMENTS OF KILROY REALTY, L.P.

KILROY REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
REAL ESTATE ASSETS:
Land and improvements (Note 2)	$576,433	$537,574
Buildings and improvements (Note 2)	3,137,665	2,830,310
Undeveloped land and construction in progress (Note 2)	557,657	430,806
Total real estate held for investment	4,271,755	3,798,690
Accumulated depreciation and amortization	(801,083)	(742,503)
Total real estate assets held for investment, net	3,470,672	3,056,187
REAL ESTATE ASSETS AND OTHER ASSETS HELD FOR SALE, NET (Note 14)	—	84,156
CASH AND CASH EQUIVALENTS	18,111	4,777
RESTRICTED CASH	97	358
MARKETABLE SECURITIES (Note 12)	6,546	5,691
CURRENT RECEIVABLES, NET (Note 4)	7,643	8,395
DEFERRED RENT RECEIVABLES, NET (Note 4)	110,689	101,142
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Notes 2 and 3)	168,488	155,522
DEFERRED FINANCING COSTS, NET	18,919	18,368
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 11)	46,357	12,199
TOTAL ASSETS	$3,847,522	$3,446,795
LIABILITIES, NONCONTROLLING INTEREST AND CAPITAL
LIABILITIES:
Secured debt (Notes 2, 5 and 12)	$381,097	$351,825
Exchangeable senior notes, net (Notes 5 and 12)	161,844	306,892
Unsecured debt, net (Notes 5 and 12)	1,130,732	980,569
Unsecured line of credit (Notes 5 and 12)	102,000	182,000
Accounts payable, accrued expenses and other liabilities	98,940	81,713
Accrued distributions (Note 17)	25,975	22,692
Deferred revenue and acquisition-related intangible liabilities, net (Notes 2 and 3)	108,462	79,781
Rents received in advance and tenant security deposits	31,768	26,917
Liabilities and deferred revenue of real estate assets held for sale (Note 14)	—	13,286
Total liabilities	2,040,818	2,045,675
COMMITMENTS AND CONTINGENCIES (Note 11)
7.45% SERIES A CUMULATIVE REDEEMABLE PREFERRED UNITS	73,638	73,638
CAPITAL:
Partners' Capital (Note 8):
7.80% Series E Cumulative Redeemable Preferred units, 1,610,000 units issued and outstanding ($40,250 liquidation preference)	—	38,425
7.50% Series F Cumulative Redeemable Preferred units, 3,450,000 units issued and outstanding ($86,250 liquidation preference)	—	83,157
6.875% Series G Cumulative Redeemable Preferred units, 4,000,000 units issued and outstanding ($100,000 liquidation preference)	96,155	—
Common units, 68,927,731 and 58,819,717 held by the general partner and 1,718,131 and 1,718,131 held by common limited partners issued and outstanding, respectively	1,634,174	1,203,259
Total partners' capital	1,730,329	1,324,841
Noncontrolling interest in consolidated subsidiaries	2,737	2,641
Total capital	1,733,066	1,327,482
TOTAL LIABILITIES, NONCONTROLLING INTEREST AND CAPITAL	$3,847,522	$3,446,795
See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUES:
Rental income	$94,265	80,158	$184,484	$157,155
Tenant reimbursements	9,065	7,130	17,369	13,152
Other property income	592	1,102	1,479	1,856
Total revenues	103,922	88,390	203,332	172,163
EXPENSES:
Property expenses	21,196	17,356	38,731	34,865
Real estate taxes	8,881	8,127	17,270	16,017
Provision for bad debts	—	120	2	146
Ground leases	615	424	1,417	763
General and administrative expenses	9,251	7,440	18,018	14,000
Acquisition-related expenses	1,813	1,194	3,341	1,666
Depreciation and amortization	40,624	31,378	77,370	59,819
Total expenses	82,380	66,039	156,149	127,276
OTHER (EXPENSES) INCOME:
Interest income and other net investment (losses) gains (Note 12)	(110)	58	374	242
Interest expense (Note 5)	(19,155)	(21,228)	(40,318)	(42,104)
Total other (expenses) income	(19,265)	(21,170)	(39,944)	(41,862)
INCOME FROM CONTINUING OPERATIONS	2,277	1,181	7,239	3,025
DISCONTINUED OPERATIONS (Note 14)
Income from discontinued operations	—	2,291	900	5,314
Net gain on dispositions of discontinued operations	—	—	72,809	—
Total income from discontinued operations	—	2,291	73,709	5,314
NET INCOME	2,277	3,472	80,948	8,339
Net income attributable to noncontrolling interests in consolidated subsidiaries	(43)	(32)	(96)	(65)
NET INCOME ATTRIBUTABLE TO KILROY REALTY, L.P.	2,234	3,440	80,852	8,274
Preferred distributions (Note 8)	(3,097)	(3,799)	(7,515)	(7,598)
Original issuance costs of redeemed preferred units (Note 8)	—	—	(4,918)	—
Total preferred distributions	(3,097)	(3,799)	(12,433)	(7,598)
NET (LOSS) INCOME AVAILABLE TO COMMON UNITHOLDERS	$(863)	$(359)	$68,419	$676
Loss from continuing operations available to common unitholders per common unit - basic (Note 16)	$(0.02)	$(0.05)	$(0.09)	$(0.09)
Loss from continuing operations available to common unitholders per common unit - diluted (Note 16)	$(0.02)	$(0.05)	$(0.09)	$(0.09)
Net (loss) income available to common unitholders per unit - basic (Note 16)	$(0.02)	$(0.01)	$1.00	$0.00
Net (loss) income available to common unitholders per unit - diluted (Note 16)	$(0.02)	$(0.01)	$1.00	$0.00
Weighted average common units outstanding - basic (Note 16)	70,062,865	59,407,687	67,714,850	56,731,316
Weighted average common units outstanding - diluted (Note 16)	70,062,865	59,407,687	67,714,850	56,731,316
Distributions declared per common unit	$0.35	$0.35	$0.70	$0.70
See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(unaudited, in thousands, except unit and per unit data)

	Partners' Capital			Total Partners' Capital	Noncontrolling Interests in Consolidated Subsidiaries
	Preferred Units	Number of Common Units	Common Units			Total Capital
BALANCE AS OF DECEMBER 31, 2010	$121,582	54,072,801	$994,511	$1,116,093	$1,637	$1,117,730
Net income			8,274	8,274	65	8,339
Issuance of common units		6,037,500	221,015	221,015		221,015
Issuance of share-based compensation awards		68,727	2,156	2,156		2,156
Noncash amortization of share-based compensation			2,813	2,813		2,813
Repurchase/redemption of common units and restricted stock units		(11,485)	(732)	(732)		(732)
Exercise of stock options		15,000	395	395		395
Preferred distributions			(7,598)	(7,598)		(7,598)
Distributions declared per common unit ($0.70 per unit)			(40,585)	(40,585)		(40,585)
BALANCE AS OF JUNE 30, 2011	$121,582	60,182,543	$1,180,249	$1,301,831	$1,702	$1,303,533

	Partners' Capital			Total Partners' Capital	Noncontrolling Interests in Consolidated Subsidiaries
	Preferred Units	Number of Common Units	Common Units			Total Capital
BALANCE AS OF DECEMBER 31, 2011	$121,582	60,537,848	$1,203,259	$1,324,841	$2,641	$1,327,482
Net income			80,852	80,852	96	80,948
Issuance of Series G Preferred units (Note 8)	96,155			96,155		96,155
Redemption of Series E and Series F Preferred units (Note 8)	(121,582)		(4,918)	(126,500)		(126,500)
Issuance of common units (Note 8)		10,063,189	408,475	408,475		408,475
Issuance of share-based compensation awards (Note 9)		62,137	657	657		657
Noncash amortization of share-based compensation (Note 9)			3,827	3,827		3,827
Repurchase/redemption of common units and restricted stock units (Note 9)		(22,312)	(603)	(603)		(603)
Exercise of stock options		5,000	129	129		129
Preferred distributions			(7,515)	(7,515)		(7,515)
Distributions declared per common unit ($0.70 per unit)			(49,989)	(49,989)		(49,989)
BALANCE AS OF JUNE 30, 2012	$96,155	70,645,862	$1,634,174	$1,730,329	$2,737	$1,733,066

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$80,948	$8,339
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of building and improvements and leasing costs	76,792	61,029
Increase in provision for bad debts	2	146
Depreciation of furniture, fixtures and equipment	584	530
Noncash amortization of share-based compensation awards	3,419	2,239
Noncash amortization of deferred financing costs and debt discounts and premiums	5,310	6,884
Noncash amortization of net (below)/above market rents (Note 3)	(2,589)	1,398
Net gain on dispositions of discontinued operations (Note 14)	(72,809)	—
Noncash amortization of deferred revenue related to tenant-funded tenant improvements	(4,465)	(4,668)
Straight-line rents	(10,575)	(8,906)
Net change in other operating assets	(4,318)	(2,493)
Net change in other operating liabilities	7,285	(8,033)
Insurance proceeds received for property damage	(951)	—
Net cash provided by operating activities	78,633	56,465
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for acquisition of operating properties, net of cash acquired (Note 2)	(272,256)	(378,554)
Expenditures for acquisition of development properties (Note 2)	(79,157)	—
Expenditures for operating properties	(40,218)	(28,230)
Expenditures for development and redevelopment properties and undeveloped land	(26,084)	(12,347)
Net proceeds received from dispositions of operating properties (Note 14)	143,161	—
Insurance proceeds received for property damage	951	—
Increase in acquisition-related deposits	(28,250)	(16,500)
Decrease in restricted cash	261	112
Net cash used in investing activities	(301,592)	(435,519)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Series G preferred units (Note 8)	96,155	—
Redemption of Series E and Series F preferred units (Note 8)	(126,500)	—
Net proceeds from issuance of common units (Note 8)	408,475	221,015
Borrowings on unsecured line of credit	253,000	302,000
Repayments on unsecured line of credit	(333,000)	(216,000)
Proceeds from issuance of secured debt	97,000	135,000
Principal payments on secured debt	(103,254)	(3,403)
Proceeds from the issuance of unsecured debt (Note 5)	150,000	—
Repayments of exchangeable senior notes (Note 5)	(148,000)	—
Financing costs	(3,644)	(5,201)
Decrease in loan deposits	—	2,027
Repurchase/redemption of common units and restricted stock units (Note 9)	(603)	(732)
Proceeds from exercise of stock options	129	395
Distributions paid to common unitholders	(45,713)	(37,877)
Distributions paid to preferred unitholders	(7,752)	(7,598)
Net cash provided by financing activities	236,293	389,626
Net increase in cash and cash equivalents	13,334	10,572
Cash and cash equivalents, beginning of period	4,777	14,840
Cash and cash equivalents, end of period	$18,111	$25,412

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS-(Continued)
(unaudited, in thousands)

	Six Months Ended June 30,
	2012	2011
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $7,021 and $3,327 as of June 30, 2012 and 2011, respectively	$36,935	$34,568
NONCASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$13,062	$9,966
Tenant improvements funded directly by tenants to third parties	$9,838	$3,027
Assumption of secured debt with property acquisitions (Notes 2 and 5)	$35,690	$30,042
Assumption of other assets and liabilities with operating and development property acquisitions, net (Note 2)	$4,940	$4,438
NONCASH FINANCING TRANSACTIONS:
Accrual of distributions payable to common unitholders	$24,726	$21,064
Accrual of distributions payable to preferred unitholders	$1,577	$1,909
Issuance of share-based compensation awards, net (Note 9)	$30,762	$7,216
See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2012 and 2011
(unaudited)

1.    Organization and Basis of Presentation
Organization
Kilroy Realty Corporation (the "Company") is a self-administered real estate investment trust ("REIT") active in office and industrial submarkets along the West Coast. We own, develop, acquire and manage real estate assets, consisting primarily of Class A properties in the coastal regions of Los Angeles, Orange County, San Diego, greater Seattle, and the San Francisco Bay Area, which we believe have strategic advantages and strong barriers to entry. Class A real estate encompasses attractive and efficient buildings of high quality that are attractive to tenants, are well-designed and constructed with above-average material, workmanship and finishes and are well-maintained and managed. We qualify as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). The Company's common stock is publicly traded on the New York Stock Exchange ("NYSE") under the ticker symbol "KRC."
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
The following table of office buildings (the "Office Properties") and industrial buildings (the "Industrial Properties") summarizes our stabilized portfolio of operating properties as of June 30, 2012. As of June 30, 2012, all of our properties are owned and all of our business is currently conducted in the state of California with the exception of nine office properties located in the state of Washington.

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied
Office Properties(1)	114	12,227,267	457	89.3%
Industrial Properties	39	3,413,354	59	92.5%
Total Stabilized Portfolio	153	15,640,621	516	90.0%
________________________

(1)	Includes ten office properties acquired in three transactions during the six months ended June 30, 2012 encompassing 794,126 rentable square feet (see Note 2 for additional information).
Our stabilized portfolio excludes undeveloped land, development and redevelopment properties currently under construction or committed for construction, "lease-up" properties and properties "held-for-sale". As of June 30, 2012, we had one office development property under construction which is expected to encompass approximately 341,000 rentable square feet upon completion, and four office redevelopment properties under construction encompassing approximately 918,000 rentable square feet. We define "lease-up" properties as properties we recently developed or redeveloped that have not yet reached 95% occupancy and are within one year following cessation of major construction activities.  We had no "lease-up" properties and no held-for-sale properties as of June 30, 2012.
     As of June 30, 2012, the Company owned a 97.6% general partnership interest in the Operating Partnership. The remaining 2.4% common limited partnership interest in the Operating Partnership as of June 30, 2012 was owned by non-affiliated investors and certain of our directors and executive officers (see Note 6). Both the general and limited common partnership interests in the Operating Partnership are denominated in common units. The number of common units held by the Company is at all times equivalent to the number of outstanding shares of the Company's common stock, and the rights of all the common units to quarterly distributions and payments in liquidation mirror those of the Company's common stockholders. The common limited partners have certain redemption rights as provided in the Operating Partnership's Sixth Amended and Restated Agreement of Limited Partnership (as amended, the "Partnership Agreement") (see Note 6).
Kilroy Realty Finance, Inc., our wholly-owned subsidiary, is the sole general partner of the Finance Partnership and owns a 1.0% general partnership interest. The Operating Partnership owns the remaining 99.0% limited partnership interest. Kilroy Services, LLC ("KSLLC"), which is a wholly-owned subsidiary of the Operating Partnership, is the entity through which we conduct substantially all of our development activities. With the exception of the Operating Partnership, all of our subsidiaries, which include Kilroy Realty TRS, Inc., Kilroy Realty Management, L.P., Kilroy RB, LLC, Kilroy RB II, LLC, Kilroy Realty Northside Drive, LLC, Kilroy Realty 303, LLC, Fremont Lake Union Center, LLC, KR 690 Middlefield, LLC and KR MML 12701, LLC are wholly-owned.

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
As of June 30, 2012 the consolidated financial statements of the Company and the Operating Partnership also included two variable interest entities ("VIE") in which we are deemed to be the primary beneficiary. During the six months ended June 30, 2012, eight office buildings were acquired in two transactions and transferred to two special purpose VIEs to facilitate potential like−kind exchanges pursuant to Section 1031 of the Code to defer taxable gains on sales for federal and state income tax purposes ("Section 1031 Exchange"). The Company is obligated to complete the Section 1031 Exchanges, if any, and take title to the properties within 180 days of the acquisition dates (see Note 2). The VIEs will be terminated upon the completion of the Section 1031 Exchanges. The impact of consolidating the VIEs increased the Company's total assets and liabilities by approximately $212.1 million and $12.7 million, respectively, at June 30, 2012. As of December 31, 2011, the consolidated financial statements of the Company and the Operating Partnership included one VIE of which we were deemed to be the primary beneficiary, which was established in September 2011 to facilitate a Section 1031 Exchange. The impact of consolidating this VIE increased the Company's total assets and liabilities by approximately $108.5 million and $7.3 million, respectively, at December 31, 2011. This Section 1031 Exchange was completed in January 2012 and this entity was no longer a VIE at June 30, 2012.
The accompanying interim financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The interim financial statements for the Company and the Operating Partnership should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2011.
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
Recent Accounting Pronouncements
Effective January 1, 2012, we adopted the provisions of ASU No. 2011-04, Amendment to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"), which amended ASC Topic 820, Fair Value Measurement. The objective of this guidance is to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards. The guidance also requires expanded fair value disclosures related to Level 3 financial instruments and Level 3 financial instrument transfers. The guidance does not require any new fair value measurements. The adoption of this guidance did not have a material impact on our consolidated financial statements or notes to our consolidated financial statements.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Acquisitions
Operating Properties
During the six months ended June 30, 2012, we acquired the ten operating office properties listed below from unrelated third parties. Unless otherwise noted, we funded these acquisitions with proceeds from the Company's public offering of common stock in February 2012 (see Note 7), borrowings under the unsecured line of credit (see Note 5), and disposition proceeds (see Note 14).

Property	Date of Acquisition	Number of Buildings	Rentable Square Feet	Occupancy as of June 30, 2012	Purchase Price (in millions)(1)
4100-4700 Bohannon Drive
Menlo Park, CA (2)	February 29, 2012	7	374,139	77.0%	$162.5
701 and 801 N. 34th Street
Seattle, WA (3)	June 1, 2012	2	308,407	99.4%	105.4
837 N. 34th Street
Seattle, WA (2)	June 1, 2012	1	111,580	100.0%	39.2
Total		10	794,126		$307.1
________________________

(1)	Excludes acquisition-related costs and includes assumed unpaid leasing commissions, tenant improvements, and other property related liabilities.

(2)	As of June 30, 2012, these properties are temporarily being held in separate VIEs to facilitate potential Section 1031 Exchanges (see Note 1).

(3)
We acquired these properties through the acquisition of the ownership interest of the bankruptcy remote LLC that owns the properties. In connection with this acquisition we also acquired cash of approximately $4.0 million, other assets of approximately $0.2 million and we assumed current liabilities of approximately $0.6 million and secured debt with an outstanding principal balance of $34.0 million and a premium of $1.7 million as a result of recording the debt at fair value at the acquisition date (see Note 5.)

The related assets, liabilities, and results of operations of the acquired properties are included in the consolidated financial statements as of the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

	4100-4700 Bohannon Drive, Menlo Park, CA (1)	All Other Acquisitions (2)	Total
	(in thousands)
Assets
Land and improvements(3)	$38,810	$—	$38,810
Buildings and improvements(4)	124,617	143,968	268,585
Cash and cash equivalents	—	3,973	3,973
Deferred leasing costs and acquisition-related intangible assets(5)	9,470	15,980	25,450
Prepaid expenses and other assets	—	184	184
Total assets acquired	172,897	164,105	337,002

Liabilities
Deferred revenue and acquisition-related intangible liabilities(6)	10,380	13,650	24,030
Secured debt(7)	—	35,690	35,690
Accounts payable, accrued expenses and other liabilities	137	554	691
Total liabilities assumed	10,517	49,894	60,411
Net assets and liabilities acquired(8)	$162,380	$114,211	$276,591
________________________

(1)
The purchase of 4100-4700 Bohannon Drive, Menlo Park, CA, represents the largest acquisition and approximately 53% of the total aggregate purchase price of the operating properties acquired during the six months ended June 30, 2012.

(2)
The purchase price of all other acquisitions completed during the six months ended June 30, 2012 were individually less than 5% and in aggregate less than 10% of the Company's total assets as of December 31, 2011.

(3)
In connection with the acquisitions of 701, 801, and 837 N. 34th Street, Lake Union, WA, we assumed the lessee obligations under a ground lease with an initial expiration in December 2041. The ground lease obligation contains three 10-year extension options and one 45-year extension option (see Note 11 for additional information pertaining to this ground lease).

(4)	Represents buildings, building improvements and tenant improvements.

(5)
Represents in-place leases (approximately $17.3 million with a weighted average amortization period of 6.1 years), above-market leases (approximately $0.1 million with a weighted average amortization period of 2.7 years), leasing commissions (approximately $7.5 million with a weighted average amortization period of 3.9 years), and a below-market ground lease obligation (approximately $0.5 million with a weighted average amortization period of 59.6 years).

(6)
Represents below-market leases (approximately $22.9 million with a weighted average amortization period of 7.2 years) and an above-market ground lease obligation (approximately $1.1 million with a weighted average amortization period of 29.6 years).

(7)	Represents the fair value of the mortgage loan assumed, which includes an unamortized premium of approximately $1.7 million at the date of acquisition (see Note 5).

(8)	Reflects the purchase price plus cash received, net of assumed secured debt and other lease-related obligations.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Development Projects
On May 9, 2012 the Company acquired a 100% pre-leased development opportunity at 690 E. Middlefield Road in Mountain View, California, from an unaffiliated third party, for a total purchase price of $84.0 million, which was comprised of a cash purchase price of $74.5 million plus $9.5 million of assumed leasing commissions and other net accrued liabilities. The development project is expected to comprise two office buildings totaling approximately 341,000 square-feet office campus upon completion, and is 100% pre-leased to a single tenant. The related assets and liabilities of the acquired project are included in the consolidated financial statements as of the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

Total
(in thousands)
Assets
Undeveloped land and construction in progress	$84,014
Prepaid expenses and other assets	1,300
Total assets acquired	85,314

Liabilities
Accounts payable, accrued expenses and other liabilities	6,157
Total liabilities assumed	6,157
Net assets and liabilities acquired	$79,157

3.    Deferred Leasing Costs and Acquisition-related Intangible Assets and Liabilities, net
The following table summarizes our deferred leasing costs and acquisition-related intangible assets (acquired value of leasing costs, above-market operating leases, in-place leases and below-market ground lease obligation) and intangible liabilities (acquired value of below-market operating leases and above-market ground lease obligation) as of June 30, 2012 and December 31, 2011:

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	June 30, 2012	December 31, 2011
	(in thousands)
Deferred Leasing Costs and Acquisition-related Intangible Assets, net(1):
Deferred leasing costs	$149,603	$142,652
Accumulated amortization	(53,642)	(52,974)
Deferred leasing costs, net	95,961	89,678
Above-market operating leases	26,677	28,143
Accumulated amortization	(9,232)	(8,101)
Above-market operating leases, net	17,445	20,042
In-place leases	74,915	61,355
Accumulated amortization	(20,422)	(15,753)
In-place leases, net	54,493	45,602
Below-market ground lease obligation	690	200
Accumulated amortization	(101)	—
Below-market ground lease obligation, net	589	200
Total deferred leasing costs and acquisition-related intangible assets, net	$168,488	$155,522
Acquisition-related Intangible Liabilities, net(1)(2):
Below-market operating leases	$59,496	$37,582
Accumulated amortization	(10,497)	(6,158)
Below-market operating leases, net	48,999	31,424
Above-market ground lease obligation	6,320	5,200
Accumulated amortization	(71)	(37)
Above-market ground lease obligation, net	6,249	5,163
Total acquisition-related intangible liabilities, net	$55,248	$36,587
________________________

(1)
Balances and accumulated amortization amounts at June 30, 2012 reflect the write-off of the following fully amortized amounts at January 1, 2012: deferred leasing costs (approximately $9.5 million), above-market leases (approximately $1.6 million), in-place leases (approximately $3.7 million), and below-market leases (approximately $1.0 million).

(2)	Included in deferred revenue and acquisition-related intangible liabilities, net in the consolidated balance sheets.
The following table sets forth amortization related to deferred leasing costs and acquisition-related intangibles for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Deferred leasing costs(1)	$5,293	$3,970	$9,791	$7,738
Above-market operating leases(2)	1,375	972	2,746	1,625
In-place leases(1)	4,598	2,686	8,379	4,859
Below-market ground lease obligation(3)	51	—	101	—
Below-market operating leases(4)	(3,439)	(227)	(5,335)	(227)
Above-market ground lease obligation(5)	(19)	(5)	(35)	(5)
Total	$7,859	$7,396	$15,647	$13,990
_________________________

(1)	The amortization of deferred leasing costs and in-place leases is recorded to depreciation and amortization expense in the consolidated statements of operations for the periods presented.

(2)	The amortization of above-market operating leases is recorded as a decrease to rental income in the consolidated statements of operations for the periods presented.

(3)	The amortization of the below-market ground lease obligation is recorded as an increase to ground lease expense in the consolidated statements of operations for the periods presented.

(4)	The amortization of below−market operating leases is recorded as an increase to rental income in the consolidated statements of operations for the periods presented.

(5)	The amortization of the above-market ground lease obligation is recorded as a decrease to ground lease expense in the consolidated statements of operations for the periods presented.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the estimated annual amortization expense related to deferred leasing costs and acquisition−related intangibles as of June 30, 2012 for future periods:

Year Ending	Deferred Leasing Costs	Above-Market Operating Leases(1)	In-Place Leases	Below-Market Ground Lease Obligation(2)	Below-Market Operating Leases(3)	Above-Market Ground Lease Obligation(4)
	(in thousands)
Remaining 2012	$10,528	$2,729	$8,486	$104	$(5,550)	$(50)
2013	19,115	4,908	14,394	8	(10,178)	(101)
2014	17,005	4,015	11,314	8	(9,563)	(101)
2015	13,436	2,387	7,353	8	(7,427)	(101)
2016	10,915	1,412	4,636	8	(5,399)	(101)
Thereafter	24,962	1,994	8,310	453	(10,882)	(5,795)
Total	$95,961	$17,445	$54,493	$589	$(48,999)	$(6,249)
_______________________

(1)	Represents estimated annual amortization related to above-market operating leases. Amounts will be recorded as a decrease to rental income in the consolidated statements of operations.

(2)	Represents estimated annual amortization related to below−market ground lease obligations. Amounts will be recorded as an increase to ground lease expense in the consolidated statements of operations.

(3)	Represents estimated annual amortization related to below-market operating leases. Amounts will be recorded as an increase to rental income in the consolidated statements of operations.

(4)	Represents estimated annual amortization related to above−market ground lease obligations. Amounts will be recorded as a decrease to ground lease expense in the consolidated statements of operations.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Receivables
Current Receivables, net
Current receivables, net is primarily comprised of contractual rents and other lease-related obligations due from tenants. The balance consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(in thousands)
Current receivables	$10,207	$10,985
Allowance for uncollectible tenant receivables	(2,564)	(2,590)
Current receivables, net	$7,643	$8,395
 Deferred Rent Receivables, net
Deferred rent receivables, net consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(in thousands)
Deferred rent receivables	$113,537	$104,548
Allowance for deferred rent receivables	(2,848)	(3,406)
Deferred rent receivables, net	$110,689	$101,142

5.    Secured and Unsecured Debt of the Operating Partnership
Secured Debt
In May 2012, the Operating Partnership repaid two secured mortgage loans with a combined outstanding principal balance of $101.0 million that were scheduled to mature in August 2012.
In June 2012, in connection with the acquisition of two office buildings in Lake Union, Washington, the Operating Partnership assumed a mortgage loan that is secured by the project. The assumed mortgage loan had a principal balance of $34.0 million at the acquisition date and is scheduled to mature on August 7, 2015. The loan bears contractual interest at an annual rate of 5.09% and requires monthly interest only payments. This mortgage loan was recorded at fair value on the date of the acquisition resulting in a premium of approximately $1.7 million. This premium will be accreted on a straight-line basis, which approximates the effective interest method, as a reduction to interest expense from the acquisition date through the maturity date of the mortgage loan. This will result in interest being recorded at an effective interest rate of 3.50% for financial reporting purposes. The mortgage loan and the two office buildings that secure the mortgage loan are held in a special purpose entity and the properties are not available to satisfy the debts and other obligations of the Company or the Operating Partnership.
In June 2012, the Operating Partnership obtained a $97.0 million mortgage loan that bears interest at an annual rate of 4.48% and matures on July 1, 2027. The loan is secured by office properties located at 2211 Michelson in Irvine, California and 2100 and 2110 Colorado Avenue in Santa Monica, California and requires monthly principal and interest payments based on a 30-year amortization period with an initial three years of interest only payments. The secured debt and the three properties that secure the debt are held in a special purpose entity and the properties are not available to satisfy the debts and other obligations of the Company or the Operating Partnership.
Although both new mortgage loans are secured and non-recourse to the Company and the Operating Partnership, the Company provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments, and environmental liabilities.
Exchangeable Senior Notes
The table below summarizes the balance and significant terms of the Company's 3.25% Exchangeable Notes due April 2012 (the "3.25% Exchangeable Notes") and 4.25% Exchangeable Notes due November 2014 (the "4.25% Exchangeable Notes" and together with the 3.25% Exchangeable Notes, the "Exchangeable Notes") outstanding as of June 30, 2012 and December 31, 2011. The Company repaid the 3.25% Exchangeable Notes in April 2012 upon maturity.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	3.25% Exchangeable Notes		4.25% Exchangeable Notes
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
	(in thousands)
Principal amount	$—	$148,000	$172,500	$172,500
Unamortized discount	—	(924)	(10,656)	(12,684)
Net carrying amount of liability component	$—	$147,076	$161,844	$159,816
Carrying amount of equity component		$33,675	$19,835
Maturity date		April 2012	November 2014
Stated coupon rate (1)		3.25%	4.25%
Effective interest rate (2)		5.45%	7.13%
Exchange rate per $1,000 principal value of the Exchangeable Notes, as adjusted (3)			27.8307
Exchange price, as adjusted (3)			$35.93
Number of shares on which the aggregate consideration to be delivered on conversion is determined (3)			4,800,796
_____________________

(1)	Interest on the 4.25% Exchangeable Notes is payable semi-annually in arrears on May 15th and November 15th of each year.

(2)
The rate at which we record interest expense for financial reporting purposes, which reflects the amortization of the discounts on the Exchangeable Notes. This rate represents our conventional debt borrowing rate at the date of issuance.

(3)	The exchange rate, exchange price, and the number of shares to be delivered upon conversion are subject to adjustment under certain circumstances including increases in our common dividends.
Capped Call Transactions
In connection with the offerings of the Exchangeable Notes, we entered into capped call option transactions ("capped calls") to mitigate the dilutive impact of the potential conversion of the Exchangeable Notes. The capped calls for the 3.25% Exchangeable Notes, which referenced a total of 1,121,201 shares of common stock with an exchange price of $102.72 at December 31, 2011, were terminated when the 3.25% Exchangeable Notes were repaid in April 2012. The table below summarizes our capped call option positions for the 4.25% Exchangeable Notes as of both June 30, 2012 and December 31, 2011.

4.25% Exchangeable Notes(1)
Referenced shares of common stock	4,800,796
Exchange price including effect of capped calls	$42.81
________________________

(1)	The capped calls mitigate the dilutive impact to us of the potential exchange of all of the 4.25% Exchangeable Notes into shares of common stock.
For the three and six months ended June 30, 2012 and 2011, the per share average trading price of the Company's common stock on the NYSE was higher than the $35.93 exchange price for the 4.25% Exchangeable Notes, as presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Per share average trading price of the Company's common stock	$46.75	$39.90	$44.82	$38.94
As a result, even though the 4.25% Exchangeable Notes were not convertible during the three and six months ended June 30, 2012 , if they were convertible, the approximate fair value of the shares upon conversion at these dates would have been equal to approximately $226.3 million and $218.6 million, respectively, which would have exceeded the $172.5 million principal amount of the 4.25% Exchangeable Notes by approximately $53.8 million and $46.1 million, respectively. Similarly, even though the 4.25% Exchangeable Notes were not convertible during the three and six months ended June 30, 2011, if they were convertible, the approximate fair value of the shares upon conversion at these dates would have been equal to approximately $191.4 million and $187.1 million, respectively, which would have exceeded the $172.5 million principal amount of the 4.25% Exchangeable Notes by approximately $18.9 million and $14.6 million, respectively. The average trading price of the Company's common stock on the NYSE for the three months ended March 31, 2012 and the three and six months ended June 30, 2011 was below the exchange price of the 3.25% Exchangeable Notes. See Notes 15 and 16 for a discussion of the impact of the Exchangeable Notes on our diluted earnings per share and unit calculations for the periods presented.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest Expense for the Exchangeable Notes
The unamortized discount on the Exchangeable Notes is accreted as additional interest expense from the date of issuance through the maturity date of the applicable Exchangeable Notes. The following table summarizes the total interest expense attributable to the Exchangeable Notes based on the effective interest rates set forth above, before the effect of capitalized interest, for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Contractual interest payments	$2,020	$3,035	$5,055	$6,070
Amortization of discount	1,155	1,722	2,952	3,410
Interest expense attributable to the Exchangeable Notes	$3,175	$4,757	$8,007	$9,480
Unsecured Term Loan Facility
In March 2012, the Operating Partnership entered into a new $150.0 million unsecured term loan (the "Unsecured Term Loan Facility"), which is included in unsecured debt, net on our consolidated balance sheets. The Unsecured Term Loan Facility bears interest at an annual rate of LIBOR plus 1.750%, which can vary depending on the Operating Partnership's credit rating, and is scheduled to mature on March 29, 2016. Under the terms of the Unsecured Term Loan Facility, we may exercise an option to extend the maturity date by one year. We may elect to borrow up to an additional $100.0 million under an accordion option, subject to bank approval. We used the borrowings under the Unsecured Term Loan Facility to repay the 3.25% Exchangeable Notes in April 2012 upon maturity.
Unsecured Line of Credit
The following table summarizes the balance and terms of our unsecured line of credit (the "Credit Facility") as of June 30, 2012 and December 31, 2011, respectively:

	June 30, 2012	December 31, 2011
	(in thousands)
Outstanding borrowings	$102,000	$182,000
Remaining borrowing capacity	398,000	318,000
Total borrowing capacity(1)	$500,000	$500,000
Interest rate(2)	2.00%	2.05%
Facility fee-annual rate(3)	0.350%
Maturity date(4)	August 2015
________________________

(1)	We may elect to borrow, subject to bank approval, up to an additional $200.0 million under an accordion feature under the terms of the Credit Facility.

(2)	The Credit Facility interest rate was calculated based on an annual rate of LIBOR plus 1.750% as of both June 30, 2012 and December 31, 2011.

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
The Company intends to borrow amounts under the Credit Facility from time to time for general corporate purposes, to fund potential acquisitions, to finance development and redevelopment expenditures, and to potentially repay long-term debt. In March 2012, we amended the Credit Facility to reduce the FMV Cap Rate (as defined in the Credit Facility agreement), which is used to calculate the fair value of our assets for certain covenants under the Credit Facility, from 7.50% to 6.75%. There were no other changes to the terms of the Credit Facility in connection with this amendment.
Debt Covenants and Restrictions
The Credit Facility, the Unsecured Term Loan Facility, the unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a minimum fixed-charge coverage ratio, a minimum unsecured debt ratio, and a minimum unencumbered asset pool debt service coverage ratio. Noncompliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. We believe we were in compliance with all of our debt covenants as of June 30, 2012.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debt Maturities
The following table summarizes the stated debt maturities and scheduled amortization payments, excluding debt discounts and premiums, as of June 30, 2012:

Year Ending	(in thousands)
Remaining 2012	$2,051
2013	6,373
2014	262,443
2015	494,028
2016	158,151
Thereafter	863,230
Total	$1,786,276	(1)
________________________

(1)	Includes gross principal balance of outstanding debt before impact of all debt discounts and premiums.
Capitalized Interest and Loan Fees
The following table sets forth our gross interest expense, including debt discount/premium and loan cost amortization, net of capitalized interest, for the three and six months ended June 30, 2012 and 2011. The capitalized amounts are a cost of development and redevelopment, and increase the carrying value of undeveloped land and construction in progress.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Gross interest expense	$23,489	$23,293	$48,483	$46,148
Capitalized interest	(4,334)	(2,065)	(8,165)	(4,044)
Interest expense	$19,155	$21,228	$40,318	$42,104

6.    Noncontrolling Interests on the Company's Consolidated Financial Statements
7.45% Series A Cumulative Redeemable Preferred Units of the Operating Partnership
As of both June 30, 2012 and December 31, 2011, the Operating Partnership had outstanding 1,500,000 7.45% Series A Cumulative Redeemable Preferred Units representing preferred limited partnership interests in the Operating Partnership with a redemption value of $50.00 per unit. There were no changes to this noncontrolling interest during the three and six months ended June 30, 2012 and 2011.
Common Units of the Operating Partnership
The Company owned a 97.6%, 97.2% and 97.1% common general partnership interest in the Operating Partnership as of June 30, 2012, December 31, 2011, and June 30, 2011, respectively. The remaining 2.4%, 2.8% and 2.9% common limited partnership interest as of June 30, 2012, December 31, 2011 and June 30, 2011, respectively, was owned by non-affiliate investors and certain of our executive officers and directors in the form of noncontrolling common units. There were 1,718,131 common units outstanding held by these investors, executive officers and directors as of June 30, 2012, December 31, 2011 and June 30, 2011.
The noncontrolling common units may be redeemed by unitholders for cash. We, at our option, may satisfy the cash redemption obligation with shares of the Company's common stock on a one-for-one basis. Whether satisfied in cash or shares of the Company's common stock, the value for each noncontrolling common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company's common stock, par value $.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable balance sheet date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $81.2 million and $64.7 million as of June 30, 2012 and December 31, 2011, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each noncontrolling common unit in the event of our termination or liquidation. In the event of our termination or liquidation, it is expected in most cases that each common unit would be entitled to a liquidating distribution equal to the liquidating distribution payable in respect of each share of the Company's common stock.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Preferred and Common Stock of the Company
Redemption of 7.80% Series E and 7.50% Series F Cumulative Redeemable Preferred Stock
On April 16, 2012 (the "Redemption Date"), the Company redeemed all 1,610,000 outstanding shares of its 7.80% Series E Cumulative Redeemable Preferred Stock ("Series E Preferred Stock") and all 3,450,000 outstanding shares of its 7.50% Series F Cumulative Redeemable Preferred Stock ("Series F Preferred Stock"). On the Redemption Date, the shares of Series E and Series F Preferred Stock (together, the “Redeemed Preferred Stock”) were redeemed at a redemption price equal to their stated liquidation preference of $25.00 per share, representing $126.5 million in aggregate, plus all accrued and unpaid dividends to the Redemption Date.
During the six months ended June 30, 2012, we recognized a non-recurring non-cash charge of $4.9 million as a reduction to net income available to common stockholders for the original issuance costs related to the Redeemed Preferred Stock.
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
At-The-Market Stock Offering Program
Under our at-the-market stock offering program, which commenced in July 2011, we may offer and sell shares of our common stock having an aggregate gross sales price of up to $200.0 million from time to time in "at the market" offerings. During the three months ended June 30, 2012, we sold 575,689 shares of common stock under this program in exchange for aggregate gross proceeds of approximately $27.0 million and net proceeds of approximately $26.5 million, after underwriting discounts and commissions. The proceeds from the sales were used to fund acquisitions and general corporate purposes including repayment of borrowings under the Credit Facility. We did not sell any shares during the first quarter 2012. Since commencement of the program, we have sold 930,994 shares of common stock and, as of June 30, 2012, approximately $160.0 million remains available to be sold under this program. Actual future sales will depend upon a variety of factors including but not limited to market conditions, the trading price of the Company's common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Preferred and Common Units of the Operating Partnership
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
Redemption of 7.80% Series E and 7.50% Series F Cumulative Redeemable Preferred Units
On April 16, 2012 (the "Redemption Date"), the Company redeemed all 1,610,000 outstanding shares of its Series E Preferred Stock and all 3,450,000 outstanding shares of its Series F Preferred Stock as discussed in Note 7. For each share of Series E and Series F Preferred Stock that was outstanding, the Company had an equivalent number of 7.80% Series E Cumulative Redeemable Preferred Units ("Series E Preferred Units") and 7.50% Series F Cumulative Redeemable Preferred Units ("Series F Preferred Units") that was outstanding with substantially similar terms as the Series E and Series F Preferred Stock. In connection with the redemption of the Series E and Series F Preferred Stock, the Series E and Series F Preferred Units held by the Company were redeemed by the Operating Partnership.
Issuance of Common Units
In February 2012, the Company completed an underwritten public offering of 9,487,500 shares of its common stock as discussed in Note 7. The net offering proceeds of approximately $382.1 million were contributed by the Company to the Operating Partnership in exchange for 9,487,500 common units.
In the second quarter of 2012, the Company utilized its at-the-market stock offering program to issue an aggregate of 575,689 shares of common stock as discussed in Note 7. The net offering proceeds of approximately $26.5 million were contributed by the Company to the Operating Partnership in exchange for 575,689 common units.
Common Units Outstanding
The Company owned 68,927,731, 58,819,717, and 58,464,412 common units representing a 97.6%, 97.2%, and 97.1% common general partnership interest in the Operating Partnership as of June 30, 2012, December 31, 2011, and June 30, 2011, respectively. The remaining 2.4%, 2.8%, and 2.9% common limited partnership interest as of June 30, 2012, December 31, 2011, and June 30, 2011, respectively, was owned by non-affiliate investors and certain of our executive officers and directors in the form of noncontrolling common units. There were 1,718,131 common units outstanding held by these investors, officers and directors as of June 30, 2012, December 31, 2011, and June 30, 2011. For a further discussion of the noncontrolling common units as of June 30, 2012 and December 31, 2011, please refer to Note 6.

9.    Share-Based Compensation
Stockholder Approved Equity Compensation Plans
As of June 30, 2012, we maintained one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan as amended (the “2006 Plan”). As of June 30, 2012, 650,648 shares were available for grant under the 2006 Plan. The number of shares that remains available for grant is calculated using the weighted share counting provisions set forth in the 2006 Plan, which are based on the type of awards that are granted. The maximum number of shares available for grant subject to full value awards (which generally include equity awards other than options and stock appreciation rights) was 222,824 shares as of June 30, 2012.
On March 30, 2012, the Executive Compensation Committee of the Company's Board of Directors granted 206,477 restricted stock units ("RSUs") to the Company's Chief Executive Officer. Fifty-percent of the RSUs granted will vest in seven equal annual installments beginning on December 31, 2012 through December 31, 2018, subject to continued employment through the applicable vesting date. The grant date fair value of these time-based RSUs was $4.8 million, which was based on the $46.61 closing share price of the Company's common stock on the New York Stock Exchange on the grant date. Compensation expense will be recognized on a straight-line basis over the service vesting period for these time-based RSUs. The remaining fifty-percent of the RSUs granted will vest in seven equal annual installments beginning on December 31, 2012 through December 31, 2018, subject to the achievement of certain absolute and relative total shareholder return goals measured annually and, in the case of the absolute goals, cumulatively over the performance period, as well as continued employment through the applicable vesting date. The grant date fair value of these market measure-based RSUs was $4.3 million and was calculated using a Monte Carlo simulation pricing model based on the assumptions in the table below. The grant date fair value is allocated among each of the seven annual vesting tranches for these market measure-based RSUs and compensation expense will be recognized over the service vesting period using the accelerated expense attribution method.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Summary of Time-Based RSUs
A summary of our time-based RSU activity from January 1, 2012 through June 30, 2012 is presented below:

	Nonvested RSUs		Vested RSUs	Total RSUs
	Amount	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2012	147,961	$32.18	694,714	842,675
Granted (1)	204,829	44.34	—	204,829
Vested	(58,940)	36.80	58,940	—
Issuance of dividend equivalents (2)			14,546	14,546
Canceled (3)			(4,221)	(4,221)
Outstanding as of June 30, 2012	293,850	$41.57	763,979	1,057,829
________________________

(1)	Includes 103,239 RSUs issued to the Company's Chief Executive Officer, as described above.

(2)	RSUs issued as dividend equivalents are vested upon issuance.

(3)
We accept the return of RSUs, at the current quoted closing share price of the Company's common stock, to satisfy minimum statutory tax-withholding requirements related to either RSUs that have vested or RSU dividend equivalents in accordance with the terms of the 2006 Plan.

A summary of our time-based RSU activity for the six months ended June 30, 2012 and 2011 is presented below:

	RSUs Granted		RSUs Vested
Six Months Ended June 30,	Non-Vested RSUs Issued	Weighted-Average Grant Date Fair Value Per Share	Vested RSUs	Total Vest-Date Fair Value (1) (in thousands)
2012	204,829	$44.34	(58,940)	$2,420
2011	107,673	37.94	(23,035)	897
_______________________

(1)	Total fair value of RSUs vested was calculated based on the quoted closing share price of the Company's common stock on the NYSE on the day of vesting.
Summary of Nonvested Shares
A summary of our nonvested shares activity from January 1, 2012 through June 30, 2012 is presented below:

Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2012	83,966	$39.83
Granted	62,137	41.84
Vested (1)	(35,623)	37.90
Outstanding as of June 30, 2012	110,480	$41.64
________________________

(1)
The total shares vested include 22,312 shares that were tendered in accordance with the terms of the 2006 Plan to satisfy minimum statutory tax withholding requirements related to the restricted shares that have vested. We accept the return of shares at the current quoted closing share price of the Company's common stock to satisfy tax obligations.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of our nonvested and vested share activity for the six months ended June 30, 2012 and 2011 is presented below:

	Shares Granted		Shares Vested
Six Months Ended June 30,	Non-Vested Shares Issued	Weighted-Average Grant Date Fair Value Per Share	Vested Shares	Total Fair Value at Vest Date(1) (in thousands)
2012	62,137	$41.84	(35,623)	$1,388
2011	68,727	37.83	(9,474)	370
_______________________

(1)	Total fair value of shares vested was calculated based on the quoted closing share price of the Company's common stock on the NYSE on the date of vesting.
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
A summary of our stock option activity from January 1, 2012 through June 30, 2012 is presented below:

	Number of Options	Exercise Price	Remaining Contractual Term (years)
Outstanding at January 1, 2012 (1)	5,000	$25.77
Granted	1,550,000	42.61
Exercised	(5,000)	25.77
Forfeited	(10,000)	42.61
Outstanding at June 30, 2012 (2)(3)	1,540,000	$42.61	9.7
________________________

(1)	Stock options outstanding as of December 31, 2011 were granted in 2002 and exercised in 2012 prior to expiration. No stock options were granted during 2003 through 2011.

(2)	As of June 30, 2012, none of the outstanding stock options were exercisable.

(3)	The total intrinsic value of options outstanding at June 30, 2012 was $8.9 million.
Share-based Compensation Cost Recorded During the Period
The total compensation cost for all share-based compensation programs was $2.4 million and $1.4 million for the three months ended June 30, 2012 and 2011, respectively, and $3.8 million and $2.8 million for the six months ended June 30, 2012 and 2011, respectively. Of the total share-based compensation cost, $0.2 million and $0.3 million was capitalized as part of real estate assets for the three months ended June 30, 2012 and 2011, respectively, and $0.4 million and $0.6 million was capitalized as part of real estate assets for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, there was approximately $30.6 million of total unrecognized compensation cost related to nonvested incentive awards granted under share-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.7 years. The remaining compensation cost related to these nonvested incentive awards had been recognized in periods prior to June 30, 2012.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Future Minimum Rent
We have operating leases with tenants that expire at various dates through 2027 and are either subject to scheduled fixed increases or adjustments in rent based on the Consumer Price Index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future contractual minimum rent under operating leases as of June 30, 2012 for future periods is summarized as follows:

Year Ending	(in thousands)
Remaining 2012	$176,516
2013	355,682
2014	328,315
2015	283,224
2016	247,101
Thereafter	741,997
Total	$2,132,835

11.    Commitments and Contingencies
Non-refundable Escrow Deposits
As of June 30, 2012, we had $30.0 million in non-refundable escrow deposits related to potential future acquisitions, subject only to the failure of satisfaction of conditions precedent to the closing. The escrow deposits are included in prepaid expenses and other assets, net on the consolidated balance sheets. Of the escrow deposits at June 30, 2012, $25.0 million relate to acquisitions that closed subsequent to June 30, 2012 (see Note 17 for additional information pertaining to these acquisitions).
Ground Leases
The following table summarizes our properties which are held subject to long-term noncancellable ground lease obligations and the respective contractual expiration dates:

Property	Contractual Expiration Date(1)
601 108th Ave NE in Bellevue, Washington	November 2093
701, 801 and 837 N. 34th Street in Seattle, Washington (2)	December 2041
Kilroy Airport Center Phases I, II, and III in Long Beach, California	July 2084
370 3rd Street in San Francisco, California (3)	December 2022
____________________

(1)	Reflects the contractual expiration date prior to the impact of any extension or purchase options held by the Company.

(2)	The Company has three 10-year and one 45-year extension option for this ground lease which if exercised would extend the expiration date to December 2116.

(3)	The Company has an option to acquire the land underlying this ground lease during the period from November 2012 through October 2013 for a total estimated purchase price not to exceed $27.5 million.
The future minimum rent commitment under our ground leases as of June 30, 2012 is summarized as follows:

Year Ending	(in thousands)
Remaining 2012	$2,138
2013	3,095
2014	3,095
2015	3,095
2016	3,095
Thereafter	163,019
Total(1)(2)(3)(4)(5)	$177,537
____________________

(1)	Reflects the minimum ground lease obligations before the impact of ground lease extension options.

(2)
One of our ground lease obligations is subject to a fair market value adjustment every five years; however, the lease includes ground rent subprotection and infrastructure rent credits which currently limit our annual rental obligations to $1.0 million. The contractual obligations for that ground lease included above assumes the lesser of $1.0 million or annual lease rental obligation in effect as of June 30, 2012.

(3)
One of our ground lease obligations includes a component which is based on the percentage of gross income that exceeds the minimum ground rent. The minimum rent is subject to increases every five years based on 50% of the average annual percentage rent for the previous five years. Currently, gross income does not exceed the threshold requiring us to pay percentage rent. The contractual obligations included above assumes the annual lease rental obligation in effect as of June 30, 2012.

(4)
One of our ground lease obligations is subject to a fair market value adjustment every five years based on a combination of CPI adjustments and third-party appraisals limited to maximum increases annually. The contractual obligations included above assumes the annual lease rental obligation in effect as of June 30, 2012.

(5)
The contractual obligation included for one of our ground lease obligations assumes that the Company will exercise the land purchase option during 2012. The amount presented above excludes the estimated purchase price which is not to exceed $27.5 million.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Fair Value Measurements and Disclosures
Assets and Liabilities Reported at Fair Value
The only assets and liabilities we record at fair value on a recurring basis on our consolidated financial statements are the marketable securities and corresponding deferred compensation plan liability, both of which are related to our deferred compensation plan. The following table sets forth the fair value of our marketable securities and related deferred compensation plan liability as of June 30, 2012 and December 31, 2011:

	Fair Value (Level 1)(1)
Description	June 30, 2012	December 31, 2011
	(in thousands)
Marketable securities (2)	$6,546	$5,691
Deferred compensation plan liability (3)	6,451	5,597
________________________

(1)	Based on quoted prices in active markets for identical securities.

(2)	The marketable securities are held in a limited rabbi trust.

(3)	The deferred compensation plan liability is reported on our consolidated balance sheets in accounts payable, accrued expenses, and other liabilities.
We report the change in the fair value of the marketable securities at the end of each accounting period in interest income and other net investment (losses) gains in the consolidated statements of operations. We adjust the deferred compensation plan liability to fair value at the end of each accounting period based on the performance of the benchmark funds selected by each participant, which results in a corresponding increase or decrease to compensation cost for the period. The following table sets forth the related amounts recorded during the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
Description	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(in thousands)
Net (loss) gain on marketable securities	$(155)	$26	$280	$213
Decrease (increase) to compensation cost	155	(26)	(280)	(213)
Financial Instruments Disclosed at Fair Value
The following table sets forth the carrying value and the fair value of our other financial instruments as of June 30, 2012 and December 31, 2011:

	Carrying Value	Fair Value	Carrying Value	Fair Value
	June 30, 2012		December 31, 2011
	(in thousands)
Liabilities
Secured debt (1)	$381,097	$397,843	$351,825	$367,402
Exchangeable senior notes, net (1)	161,844	177,803	306,892	320,919
Unsecured debt, net (2)	1,130,732	1,218,422	980,569	1,011,982
Unsecured line of credit (1)	102,000	102,023	182,000	182,299
________________________

(1)	Fair value calculated using Level II inputs which are based on model−derived valuations in which significant inputs and significant value drivers are observable in active markets.

(2)
Fair value calculated primarily using Level I inputs which are based on quoted prices for identical instruments in active markets. The fair value of the Series B unsecured senior notes and the Unsecured Term Loan Facility are calculated using Level II inputs which are based on model−derived valuations in which significant inputs and significant value drivers are observable in active markets. The carrying value and fair value of these Level II instruments is $233.0 million and $240.0 million, respectively, as of June 30, 2012. The carrying value and fair value of the Level II instruments, which only included the Series B unsecured senior notes at December 31,2011, was $83.0 million and $88.9 million, respectively.

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
Net Operating Income is considered by management to be an important and appropriate supplemental performance measure to net income (loss) because we believe it helps both investors and management to understand the core operations of our properties excluding corporate and financing-related costs and non-cash depreciation and amortization. Net Operating Income is an unlevered operating performance metric of our properties and allows for a useful comparison of the operating performance of individual assets or groups of assets. This measure thereby provides an operating perspective not immediately apparent from GAAP income (loss) from operations or net income (loss). In addition, Net Operating Income is considered by many in the real estate industry to be a useful starting point for determining the value of a real estate asset or group of assets. Other real estate companies may use different methodologies for calculating Net Operating Income, and accordingly, our presentation of Net Operating Income may not be comparable to other real estate companies. Due to the exclusion of the items shown in the reconciliation below, Net Operating Income should only be used as a supplemental measure of our financial performance and not as an alternative to GAAP income (loss) from operations or net income (loss).
The following tables reconcile our reportable segment activity to our consolidated net income for the three and six months ended June 30, 2012 and 2011, and the assets by segment to the consolidated assets as of June 30, 2012 and December 31, 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Reportable Segment - Office Properties
Operating revenues(1)	$97,510	$81,726	$190,235	$159,022
Property and related expenses	29,004	24,470	53,971	47,215
Net Operating Income	68,506	57,256	136,264	111,807
Non-Reportable Segment - Industrial Properties
Operating revenues(1)	6,412	6,664	13,097	13,141
Property and related expenses	1,688	1,557	3,449	4,576
Net Operating Income	4,724	5,107	9,648	8,565
Total Segments:
Operating revenues(1)	103,922	88,390	203,332	172,163
Property and related expenses	30,692	26,027	57,420	51,791
Net Operating Income	$73,230	$62,363	$145,912	$120,372
Reconciliation to Consolidated Net Income:
Total Net Operating Income for segments	$73,230	$62,363	$145,912	$120,372
Unallocated (expenses) income:
General and administrative expenses	(9,251)	(7,440)	(18,018)	(14,000)
Acquisition-related expenses	(1,813)	(1,194)	(3,341)	(1,666)
Depreciation and amortization	(40,624)	(31,378)	(77,370)	(59,819)
Interest income and other net investment (losses) gains	(110)	58	374	242
Interest expense	(19,155)	(21,228)	(40,318)	(42,104)
Income from continuing operations	2,277	1,181	7,239	3,025
Income from discontinued operations(2)	—	2,291	73,709	5,314
Net income	$2,277	$3,472	$80,948	$8,339
________________________

(1)	All operating revenues are comprised of amounts received from third-party tenants.

(2)	See Note 14 for the breakdown of income from discontinued operations by segment.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	June 30, 2012	December 31, 2011
	(in thousands)
Assets:
Reportable Segment - Office Properties
Land, buildings, and improvements, net	$2,770,594	$2,480,338
Undeveloped land and construction in progress	557,657	430,806
Total assets(1)	3,605,101	3,248,661

Non-Reportable Segment - Industrial Properties
Land, buildings, and improvements, net	142,421	145,043
Total assets(1)	152,391	156,741

Total Segments
Land, buildings, and improvements, net	2,913,015	2,625,381
Undeveloped land and construction in progress	557,657	430,806
Total assets(1)	3,757,492	3,405,402

Reconciliation to Consolidated Assets:
Total assets allocated to segments	$3,757,492	$3,405,402
Other unallocated assets:
Cash and cash equivalents	18,111	4,777
Restricted cash	97	358
Marketable securities	6,546	5,691
Deferred financing costs, net	18,919	18,368
Prepaid expenses and other assets, net	46,357	12,199
Total consolidated assets	$3,847,522	$3,446,795

____________________

(1)
Includes land, buildings, and improvements, undeveloped land and construction in progress, real estate assets held for sale, current receivables, deferred rent receivables, deferred leasing costs, and acquisition-related intangible assets, all shown on a net basis.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Discontinued Operations
The following table summarizes the properties sold during the six months ended June 30, 2012.

Location	Property Type	Month of Disposition	Number of Buildings	Rentable Square Feet	Sales Price (in millions)
15004 Innovation Drive and 10243 Genetic Center Drive, San Diego, CA (1)	Office	January	2	253,676	$146.1
__________________

(1)	Properties were classified as held-for-sale on the consolidated balance sheets as of December 31, 2011.
The following table summarizes the components that comprise income from discontinued operations for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Revenues:
Rental income	$—	$3,294	$870	$6,587
Tenant reimbursements	—	380	133	780
Other property income	—	—	—	659
Total revenues	—	3,674	1,003	8,026

Expenses:
Property expenses	—	227	27	407
Real estate taxes	—	286	70	565
Depreciation and amortization	—	870	6	1,740
Total expenses	—	1,383	103	2,712

Income from discontinued operations before net gain on dispositions of discontinued operations	—	2,291	900	5,314
Net gain on dispositions of discontinued operations	—	—	72,809	—
Total income from discontinued operations	$—	$2,291	$73,709	$5,314

The following table summarizes the total income from discontinued operations within the consolidated statements of operations by segment for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011 (1)	2012	2011 (1)
	(in thousands)
Reportable Segment
Office Properties	$—	$1,574	$73,709	$3,883
Non-Reportable Segment
Industrial Properties	—	717	—	1,431
Total income from discontinued operations	$—	$2,291	$73,709	$5,314
__________________

(1)	Includes two office and one industrial buildings encompassing 282,611 rentable square feet that were disposed of in 2011.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Net (Loss) Income Available to Common Stockholders Per Share of the Company
The following table reconciles the numerator and denominator in computing the Company's basic and diluted per-share computations for net (loss) income available to common stockholders for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except share and per share amounts)
Numerator:
Income from continuing operations	$2,277	$1,181	$7,239	$3,025
Loss from continuing operations attributable to noncontrolling common units of the Operating Partnership	20	75	134	136
Preferred distributions and dividends	(3,097)	(3,799)	(12,433)	(7,598)
Allocation to participating securities (nonvested shares and time-based RSUs)	(432)	(327)	(818)	(649)
Numerator for basic and diluted loss from continuing operations available to common stockholders	(1,232)	(2,870)	(5,878)	(5,086)
Income from discontinued operations	—	2,291	73,709	5,314
Income from discontinued operations attributable to noncontrolling common units of the Operating Partnership	—	(65)	(1,909)	(160)
Numerator for basic and diluted net (loss) income available to common stockholders	$(1,232)	$(644)	$65,922	$68
Denominator:
Basic weighted average vested shares outstanding	68,344,734	57,685,710	65,996,719	55,008,765
Effect of dilutive securities - contingently issuable shares and stock options(1)	—	—	—	—
Diluted weighted average vested shares and common share equivalents outstanding	68,344,734	57,685,710	65,996,719	55,008,765
Basic earnings per share:
Loss from continuing operations available to common stockholders per share	$(0.02)	$(0.05)	$(0.09)	$(0.09)
Income from discontinued operations per common share	0.00	0.04	1.09	0.09
Net (loss) income available to common stockholders per share	$(0.02)	$(0.01)	$1.00	$0.00
Diluted earnings per share:
Loss from continuing operations available to common stockholders per share	$(0.02)	$(0.05)	$(0.09)	$(0.09)
Income from discontinued operations per common share	0.00	0.04	1.09	0.09
Net (loss) income available to common stockholders per share	$(0.02)	$(0.01)	$1.00	$0.00
______________________

(1)
Dilutive securities were not included in the current period presentation of the 2011 weighted average shares outstanding because we reported a net loss from continuing operations attributable to common stockholders for the six months ended June 30, 2011 resulting from the reclassification of the revenues and expenses of operating properties that were sold during 2011 and 2012.

The impact of the contingently issuable shares, which consist of the 103,238 market measure-based RSUs and the Exchangeable Notes, and the 1,540,000 stock options, were not considered in our diluted earnings per share calculation for the three and six months ended June 30, 2012 since we reported a loss from continuing operations attributable to common stockholders in the respective period and the effect was anti-dilutive. The impact of stock options and the Exchangeable Notes were not considered in our diluted earnings per share calculation for the three and six months ended June 30, 2011 since we reported a loss from continuing operations attributable to common stockholders and the effect was anti-dilutive. See Note 5 for additional information regarding the Exchangeable Notes and Note 9 for additional information regarding the outstanding stock options and market measure-based RSUs.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Net (Loss) Income Available to Common Unitholders Per Unit of the Operating Partnership
The following table reconciles the numerator and denominator in computing the Operating Partnership's basic and diluted per-unit computations for net (loss) income available to common unitholders for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except unit and per unit amounts)
Numerator:
Income from continuing operations	$2,277	$1,181	$7,239	$3,025
Income from continuing operations attributable to noncontrolling interests in consolidated subsidiaries	(43)	(32)	(96)	(65)
Preferred distributions	(3,097)	(3,799)	(12,433)	(7,598)
Allocation to participating securities (nonvested units and time-based RSUs)	(432)	(327)	(818)	(649)
Numerator for basic and diluted loss from continuing operations available to common unitholders	(1,295)	(2,977)	(6,108)	(5,287)
Income from discontinued operations	—	2,291	73,709	5,314
Numerator for basic and diluted net (loss) income available to common unitholders	$(1,295)	$(686)	$67,601	$27
Denominator:
Basic weighted average vested units outstanding	70,062,865	59,407,687	67,714,850	56,731,316
Effect of dilutive securities - contingently issuable shares and stock options (1)	—	—	—	—
Diluted weighted average vested units and common unit equivalents outstanding	70,062,865	59,407,687	67,714,850	56,731,316
Basic earnings per unit:
Loss from continuing operations available to common unitholders per unit	$(0.02)	$(0.05)	$(0.09)	$(0.09)
Income from discontinued operations per common unit	0.00	0.04	1.09	0.09
Net (loss) income available to common unitholders per unit	$(0.02)	$(0.01)	$1.00	$0.00
Diluted earnings per unit:
Loss from continuing operations available to common unitholders per unit	$(0.02)	$(0.05)	$(0.09)	$(0.09)
Income from discontinued operations per common unit	0.00	0.04	1.09	0.09
Net (loss) income available to common unitholders per unit	$(0.02)	$(0.01)	$1.00	$0.00
______________________

(1)
Dilutive securities were not included in the current period presentation of the 2011 weighted average units outstanding because the Operating Partnership reported a net loss from continuing operations attributable to common unitholders for the six months ended June 30, 2011 resulting from the reclassification of the revenues and expenses of operating properties that were sold during 2011 and 2012.

The impact of the contingently issuable units, which consist of the 103,238 market measure-based RSUs and the Exchangeable Notes, and the 1,540,000 stock options, were not considered in our diluted earnings per unit calculation for the three and six months ended June 30, 2012 since the Operating Partnership reported a loss from continuing operations attributable to common unitholders in the respective period and the effect was anti-dilutive. The impact of stock options and the Exchangeable Notes were not considered in our diluted earnings per unit calculation for the three and six months ended June 30, 2011 since the Operating Partnership reported a loss from continuing operations attributable to common unitholders and the effect was anti-dilutive. See Note 5 for additional information regarding the Exchangeable Notes and Note 9 for additional information regarding the outstanding stock options and market measure-based RSUs.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Subsequent Events
On July 17, 2012, aggregate dividends, distributions, and dividend equivalents of $25.1 million were paid to common stockholders and common unitholders of record on June 29, 2012 and RSU holders on the payment date.
On July 20, 2012, we completed the acquisition of an office development opportunity in San Francisco, California for a purchase price of approximately $18.5 million. We intend to develop an office project at this site. We are currently in the process of completing the purchase price allocation for this acquisition.
On July 24, 2012, we completed the acquisition of one office building encompassing approximately 416,755 rentable square feet in Bellevue, Washington for a purchase price of approximately $186.1 million. In connection with the acquisition, the Company assumed approximately $83.5 million in mortgage debt with an interest rate of 6.37% per year and a maturity date of April 1, 2013. We are currently in the process of completing the purchase price allocation for this acquisition.
On July 31, 2012, we completed the acquisition of one office building encompassing approximately 321,883 rentable square feet in Los Angeles, California for a purchase price of approximately $79.0 million plus approximately $5.0 million of other accrued liabilities. In connection with the acquisition, the Company issued approximately $5.0 million of common units of the operating partnership and assumed approximately $53.8 million in mortgage debt with an interest rate of 5.23% per year and a maturity date of January 1, 2016. We are currently in the process of completing the purchase price allocation for this acquisition.

18.    Pro Forma Results of the Company
The following pro forma consolidated results of operations of the Company for the three and six months ended June 30, 2012 and 2011 assumes that the acquisition of 4100-4700 Bohannon Drive, Menlo Park, CA, was completed as of January 1, 2011. Pro forma data may not be indicative of the results that would have been reported had the acquisitions actually occurred as of January 1, 2011, nor does it intend to be a projection of future results.

	Three Months Ended (1) June 30,		Six Months Ended (1) June 30,
	2012	2011	2012	2011
	(in thousands except per share amounts)

Revenues	$103,661	$91,576	$205,210	$178,306
Net (loss) income available to common stockholders(2)(3)	$(935)	$(659)	$67,330	$(580)
Net (loss) income available to common stockholders per share - basic(2)(3)	$(0.02)	$(0.02)	$1.01	$(0.02)
Net (loss) income available to common stockholders per share - diluted(2)(3)	$(0.02)	$(0.02)	$1.01	$(0.02)
________________________

(1)
The purchase of 4100-4700 Bohannon Drive, Menlo Park, CA, represents the largest acquisition and 53% of the total aggregate purchase price of the operating properties acquired during the six months ended June 30, 2012.

(2)
The pro forma results for the three and six months ended June 30, 2012 were adjusted to exclude acquisition-related expenses of approximately $0.1 million and $0.5 million, respectively, incurred in 2012 for the acquisition of 4100-4700 Bohannon Drive, Menlo Park, CA. The pro forma results for the three and six months ended June 30, 2011 were adjusted to include these expenses.

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

The following table summarizes the results of operations for the property at 4100-4700 Bohannon Drive, Menlo Park, CA, from February 29, 2012, the date of acquisition, through June 30, 2012:

(in thousands)
Revenues	$4,765
Net income(1)	1,302
________________________

(1)	Reflects the net operating income less depreciation for these properties and amortization of lease-related intangibles.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.    Pro Forma Results of the Operating Partnership
The following pro forma consolidated results of operations of the Operating Partnership for the three and six months ended June 30, 2012 and 2011 assumes that the acquisition of 4100-4700 Bohannon Drive, Menlo Park, CA, was completed as of January 1, 2011. Pro forma data may not be indicative of the results that would have been reported had the acquisitions actually occurred as of January 1, 2011, nor does it intend to be a projection of future results.

	Three Months Ended (1) June 30,		Six Months Ended (1) June 30,
	2012	2011	2012	2011
	(in thousands except per share amounts)

Revenues	$103,661	$91,576	$205,210	$178,306
Net (loss) income available to common unitholders(2)(3)	$(1,001)	$(711)	$69,024	$(659)
Net (loss) income available to common unitholders per unit - basic(2)(3)	$(0.02)	$(0.02)	$1.01	$(0.02)
Net (loss) income available to common unitholders per unit - diluted(2)(3)	$(0.02)	$(0.02)	$1.01	$(0.02)
________________________

(1)
The purchase of 4100-4700 Bohannon Drive, Menlo Park, CA, represents the largest acquisition and 53% of the total aggregate purchase price of the operating properties acquired during the six months ended June 30, 2012.

(2)
The pro forma results for the three and six months ended June 30, 2012 were adjusted to exclude acquisition-related expenses of approximately $0.1 million and $0.5 million, respectively, incurred in 2012 for the acquisition of 4100-4700 Bohannon Drive, Menlo Park, CA. The pro forma results for the three and six months ended June 30, 2011 were adjusted to include these expenses.

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

The following table summarizes the results of operations for the property at 4100-4700 Bohannon Drive, Menlo Park, CA, from February 29, 2012, the date of acquisition, through June 30, 2012:

(in thousands)
Revenues	$4,765
Net income(1)	1,302
________________________

(1)	Reflects the net operating income less depreciation for these properties and amortization of lease-related intangibles.

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
Statements contained in this “Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Forward-looking statements include, among other things, statements or information concerning projected future occupancy and rental rates, lease expirations, debt maturity, potential investments, strategies such as capital recycling, development and redevelopment activity, projected construction costs, dispositions, future incentive compensation, pending, potential or proposed acquisitions and other forward-looking financial data, as well as the discussion below under the captions “-Factors That May Influence Future Results of Operations," “-Liquidity and Capital Resource of the Company," and “-Liquidity and Capital Resources of the Operating Partnership.” Forward-looking statements can be identified by the use of words such as “believes,” “expects,” “projects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” and the negative of these words and phrases and similar expressions that do not relate to historical matters. Forward-looking statements are based on our current expectations, beliefs and assumptions, and are not guarantees of future performance, results or events. Forward-looking statements are inherently subject to uncertainties, risks, changes in circumstances, trends and factors that are difficult to predict, many of which are outside of our control. Accordingly, actual performance, results and events may vary materially from those indicated in the forward-looking statements, and you should not rely on the forward-looking statements as predictions of future performance, results or events. Numerous factors could cause actual future performance, results and events to differ materially from those indicated in forward-looking statements. For a discussion of those risk factors, see the discussion below as well as “Item 1A: Risk Factors” and “Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations” in the Company's and the Operating Partnership's annual report on Form 10-K for the year ended December 31, 2011 and their respective other filings with the SEC. All forward-looking statements are based on currently available information and speak only as of the date of this report. We assume no obligation to update any forward-looking statement that becomes untrue because of subsequent events, new information or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws.

Overview and Background
We are a self-administered REIT active in office and industrial submarkets along the West Coast. We own, develop, acquire and manage real estate assets, consisting primarily of Class A real estate properties in the coastal regions of Los Angeles, Orange County, San Diego County, greater Seattle and the San Francisco Bay Area, which we believe have strategic advantages and strong barriers to entry. We own our interests in all of our properties through the Operating Partnership and the Finance Partnership, and conduct substantially all of our operations through the Operating Partnership. We owned a 97.6%, 97.2% and 97.1% general partnership interest in the Operating Partnership as of June 30, 2012, December 31, 2011 and June 30, 2011, respectively. All our properties are held in fee except for twelve office buildings which are held subject to long−term ground leases for the land (see Note 11 to our consolidated financial statements included in this report for additional information).

Factors That May Influence Future Results of Operations
Acquisitions. During the six months ended June 30, 2012, we acquired ten office buildings in three transactions totaling approximately $307.1 million and one development opportunity for a total purchase price of $84.0 million, which was comprised of a cash purchase price of $74.5 million plus $9.5 million of assumed leasing commissions and other accrued liabilities (see Note 2 to our consolidated financial statements included in this report for more information), and during 2011 we acquired eleven office buildings in eight transactions totaling approximately $637.8 million. As of the date of this report, we have completed the acquisition of two additional office buildings in two transactions with an aggregate purchase price of approximately $265.1 million and one development opportunity with a purchase price of approximately $18.5 million. We generally finance our acquisitions through proceeds from the issuance of debt and equity securities, borrowings under our unsecured line of credit (the "Credit Facility"), proceeds from our capital recycling program and the assumption of existing debt.
As a key component of our growth strategy, we continually evaluate acquisition opportunities (including office properties and undeveloped land) as they arise. As a result, at any point in time we may have one or more potential acquisitions under consideration that are in varying stages of evaluation, negotiation or due diligence review, which may include potential acquisitions under contract. As of the date of this report, we are in various stages of negotiation on potential future acquisition opportunities. We cannot provide assurance that we will acquire these properties. In the future, we may enter into agreements to acquire other properties, either as wholly-owned properties or through joint ventures, and those agreements typically will be subject to the satisfaction of closing conditions. We cannot provide assurance that we will enter into any agreements to acquire proper ties, or that the potential acquisitions contemplated by any agreements we may enter into in the future will be completed. Costs associated with acquisitions are expensed as incurred and we may be unable to complete an acquisition after making a nonrefundable deposit or incurring acquisition−related costs. In addition, acquisitions are subject to various other risks and uncertainties. During the three and six months ended June 30, 2012, we incurred approximately $1.8 million and $3.3 million, respectively, of third-party acquisition costs and we anticipate that we will incur additional third-party acquisition costs throughout 2012 as we pursue other potential acquisitions.
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
In connection with this strategy, during the six months ended June 30, 2012, we disposed of two office buildings in one transaction for approximately $146.1 million. These properties were previously reported as held-for-sale as of December 31, 2011(see Note 14 to our consolidated financial statements included in this report for more information). We were able to successfully complete Section 1031 Exchanges for these properties and were able to reinvest the funds into qualified replacement acquisition properties.
As part of our capital recycling program strategy, we continue to evaluate opportunities for the potential disposition of additional properties, including certain undeveloped land holdings and the potential sale of all or a portion of, or the sale of an equity interest in all or a portion of, our industrial properties. The timing of any potential transactions will depend on market conditions and other factors including but not limited to our capital needs and our ability to defer some or all of the taxable gains on the sales. We cannot assure you that we will dispose of any additional properties, or that future acquisitions and/or dispositions, if any, will qualify as like−kind exchange under Section 1031 of the Code.
Leasing Activity and Changes in Rental Rates.  The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following tables set forth certain information regarding leasing activity during the three and six months ended June 30, 2012.
Information on Leases Commenced and Executed

For Leases That Commenced During the Three Months Ended June 30, 2012

	1st & 2nd Generation(1)				2nd Generation(1)
	Number of Leases(2)		Rentable Square Feet(2)		TI/LC per Sq. Ft.(3)	Changes in Rents(4)(6)	Changes in Cash Rents(5)	Retention Rates(7)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Office Properties	25	14	226,146	143,230	$32.12	12.5%	8.9%	29.0%	67
Industrial Properties	—	2	—	243,133	0.47	(21.4)%	(28.1)%	100.0%	49
Total portfolio	25	16	226,146	386,363	$17.77	3.3%	(0.8)%	52.4%	59

For Leases That Commenced During the Six Months Ended June 30, 2012

	1st & 2nd Generation(1)				2nd Generation(1)
	Number of Leases(2)		Rentable Square Feet(2)		TI/LC per Sq. Ft.(3)	Changes in Rents(4)(6)	Changes in Cash Rents(5)	Retention Rates(7)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Office Properties	44	32	391,475	334,222	$29.14	8.1%	3.4%	41.4%	65
Industrial Properties	1	4	5,000	308,814	0.51	(20.9)%	(26.8)%	75.8%	48
Total portfolio	45	36	396,475	643,036	$19.24	2.0%	(2.8)%	52.9%	59

For Leases Signed During the Three Months Ended June 30, 2012 (8)

	1st & 2nd Generation(1)				2nd Generation(1)
	Number of Leases(2)		Rentable Square Feet(2)		TI/LC per Sq. Ft.(3)	Changes in Rents(4)(6)	Changes in Cash Rents(5)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Office Properties	22	16	301,852	190,431	$37.63	18.8%	11.7%	69
Industrial Properties	1	4	15,000	339,155	0.89	(16.0)%	(21.5)%	43
Total portfolio	23	20	316,852	529,586	$22.09	12.8%	5.9%	58

For Leases Signed During the Six Months Ended June 30, 2012 (8)

	1st & 2nd Generation(1)				2nd Generation(1)
	Number of Leases(2)		Rentable Square Feet(2)		TI/LC per Sq. Ft.(3)	Changes in Rents(4)(6)	Changes in Cash Rents(5)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Office Properties	39	29	468,602	256,001	$35.74	16.5%	8.9%	68
Industrial Properties	2	4	20,000	339,155	0.96	(16.2)%	(21.7)%	43
Total portfolio	41	33	488,602	595,156	$23.62	12.1%	4.7%	59
_______________________

(1)
First generation leasing includes space where we have made capital expenditures that result in additional revenue generated when the space is re-leased. Second generation leasing includes space where we have made capital expenditures to maintain the current market revenue stream.

(2)	Represents leasing activity for leases that commenced or signed during the period, including first and second generation space, net of month-to-month leases. Excludes leasing on new construction.

(3)	Amounts exclude tenant-funded tenant improvements.

(4)
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

(6)
Excludes commenced and executed leases of approximately 100,000 and 69,000 rentable square feet, respectively, for which the space was vacant longer than one year or being leased for the first time. Space vacant for more than one year is excluded from our change in rents calculations to provide a meaningful market comparison.

(7)	Calculated as the percentage of space either renewed or expanded into by existing tenants or subtenants at lease expiration.

(8)
For the three months ended June 30, 2012, 8 leases totaling approximately 69,000 rentable square feet were signed but not commenced as of June 30, 2012. For the six months ended June 30, 2012, 9 leases totaling approximately 118,000 rentable square feet were signed but not commenced as of June 30, 2012.

As of June 30, 2012, we believe that the weighted average cash rental rates for our overall portfolio, including recently acquired properties, are up to 5% above the current average market rental rates, although individual properties within any particular submarket presently may be leased either above, below, or at the current market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our portfolio.
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
Lease Expirations(1)

Year of Lease Expiration	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (2)	% of Total Annualized Base Rent (2)	Annualized Base Rent per Sq. Ft. (2)
Office Properties:
Remainder of 2012	31	182,107	1.3%	$5,689	1.6%	$31.24
2013	94	1,167,702	8.4%	33,047	9.4%	28.30
2014	92	1,135,182	8.2%	31,178	8.9%	27.47
2015	136	2,068,132	14.9%	63,108	18.1%	30.51
2016	68	784,087	5.6%	19,695	5.6%	25.12
2017	83	1,840,625	13.2%	53,329	15.2%	28.97
Total Office	504	7,177,835	51.6%	$206,046	58.8%	$28.71
Industrial Properties:
Remainder of 2012	3	168,133	1.2%	$971	0.3%	$5.78
2013	8	426,277	3.1%	3,074	0.9%	7.21
2014	17	554,620	4.0%	4,436	1.3%	8.00
2015	14	712,351	5.1%	4,672	1.3%	6.56
2016	9	426,947	3.1%	2,952	0.8%	6.91
2017	4	149,482	1.1%	888	0.3%	5.94
Total Industrial	55	2,437,810	17.6%	$16,993	4.9%	$6.97
Total	559	9,615,645	69.2%	$223,039	63.7%	$23.20
________________________

(1)
The information presented reflects leasing activity through June 30, 2012. For leases that have been renewed early or space that has been re-leased to a new tenant, the expiration date and annualized base rent information presented takes into consideration the renewed or re-leased lease terms. Excludes space leased under month-to-month leases and vacant space as of June 30, 2012.

(2)
Annualized base rent is calculated as the GAAP straight lined rental revenue for the last month of the reporting period multiplied by 12 months. Annualized base rent includes the impact of straight-lining rent escalations and the amortization of free rent periods and excludes the impact of the following: amortization of deferred revenue related tenant-funded tenant improvements, amortization of above/below market rents, amortization for lease incentives due under existing leases, and expense reimbursement revenue. Annualized base rent also excludes month−to−month leases and vacant space as of June 30, 2012. Additionally, the underlying leases contain various expense structures including full service gross, modified gross and triple net. Amounts represent percentage of total portfolio annualized contractual base rental revenue. For additional information on tenant improvement and leasing commission costs incurred by the Company for the current reporting period, please see further discussion under the caption "Information on Leases Commenced and Executed."

In addition to the 1.6 million rentable square feet, or 10.0%, of currently available space in our stabilized portfolio, leases representing approximately 2.5% and 11.5% of the occupied square footage of our stabilized portfolio are scheduled to expire during the remainder of 2012 and in 2013, respectively. The leases scheduled to expire during the remainder of 2012 and in 2013 represent approximately 1.3 million rentable square feet of office space, or 11.0% of our total annualized base rental revenue, and 0.6 million rentable square feet of industrial space, or 1.2% of our total annualized base rental revenue, respectively. We believe that the weighted average cash rental rates are up to 5% above the current average quoted market rates for leases scheduled to expire during the remainder of 2012 and 2013, although individual properties within any particular submarket presently may be leased either above, below, or at the current quoted market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our overall portfolio. Our ability to re-lease available space depends upon both general market conditions and the market conditions in the specific regions in which individual properties are located.

Development and Redevelopment Programs. We believe that a portion of our long-term future potential growth will continue to come from our development pipeline and redevelopment opportunities both within our existing portfolio and through potential acquisition properties. Redevelopment opportunities are those projects in which we spend significant development and construction costs on existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. As of June 30, 2012, we had four redevelopment projects and one development project under construction.
In the second quarter of 2012, we acquired a development opportunity in Mountain View, California to develop an approximately 341,000 rentable square foot office building which was 100% pre-leased to a single tenant at the acquisition date. The development project has a total estimated investment of approximately $200 million at completion. The purchase price of $84.0 million is comprised of a cash purchase price of $74.5 million plus $9.5 million of assumed leasing commissions and other net accrued liabilities. Construction began during the second quarter of 2012 and is currently expected to be completed in the first quarter of 2015.
In the fourth quarter of 2011, we commenced redevelopment on one of our acquired properties located in the South of Market District submarket of San Francisco, which encompasses approximately 410,000 rentable square feet. The redevelopment project has a total estimated investment of approximately $147.4 million at completion, including the $88.5 million net carrying value of the project at the commencement of redevelopment. Construction is currently expected to be completed in the fourth quarter of 2012. The building is currently 9% occupied and upon acquisition, we pre-leased an additional 28% by executing an 11-year lease for 114,000 square feet that commences in phases. The first phase encompassing approximately 70,000 rentable square feet commenced in July 2012 and the balance is expected to commence after the completion of construction of the tenant improvements. As of June 30, 2012, the building is approximately 37% leased.
In the third quarter of 2011, we commenced the redevelopment of two of our existing office properties to upgrade and modernize the buildings and adjacent common areas. One office property is located in the Long Beach submarket of Los Angeles and encompasses approximately 98,000 rentable square feet. This property was 50% leased prior to the commencement of redevelopment which was done in two phases. Redevelopment on the half that was leased was completed during the second quarter of 2012 and the tenant is currently occupying this space. Redevelopment of the second half commenced in the second quarter of 2012 and construction is expected to be complete in the fourth quarter of 2012. The redevelopment project has a total estimated investment of approximately $19.7 million at completion, including the $6.3 million net carrying value of the project at the commencement of redevelopment.
The second office redevelopment property on which we commenced redevelopment in the third quarter of 2011 is located in the Sorrento Mesa submarket of San Diego and encompasses approximately 111,000 rentable square feet. The property is 100% pre−leased to a single tenant. As part of the redevelopment, we are incorporating one of our undeveloped land parcels. The redevelopment project has a total estimated investment of approximately $37.4 million at completion, including the $22.2 million net carrying value of the project at the commencement of redevelopment. Construction is currently expected to be completed in the third quarter of 2012.
In the third quarter of 2010, we commenced the redevelopment of one of our buildings in the El Segundo submarket of Los Angeles County which encompasses approximately 299,000 rentable square feet. We are currently upgrading and modernizing the building and adjacent common areas since it was previously occupied by a former tenant for more than 25 years. The redevelopment project has a total estimated investment of approximately $60.3 million at completion, including the $9.1 million net carrying value of the project at the commencement of redevelopment. Construction is currently expected to be completed in the fourth quarter of 2012. The building is 100% pre-leased to DIRECTV and we project that DIRECTV will become our largest tenant based on annualized base rental revenue of $22.3 million. Upon completion of the redevelopment, DIRECTV will lease approximately 630,000 rentable square feet and represent approximately 6.2% of our projected annualized base rental revenue.
As of June 30, 2012, our future development pipeline included 110.2 gross acres of land with an aggregate cost basis of approximately $276.7 million.  Although during the past few years we had reduced the scope and delayed the timing of our development program because of the economic environment, we have continued to evaluate development and redevelopment opportunities throughout the West Coast and we have proactively worked to enhance the entitlements for our existing development land pipeline.
We expect that if the economic environment continues to improve and development yields again become economically attractive and accretive to the Company's growth and long term strategic value, which we have seen in selective submarkets, we will continue to evaluate selective development and redevelopment opportunities within our portfolio.  An increase in our development and redevelopment activities would increase the average development and redevelopment asset balances qualifying for interest and other carry cost capitalization.  During the three and six months ended June 30, 2012, we did not capitalize interest on five of our seven future development pipeline properties with an aggregate cost basis of approximately $137.0 million, as it was determined these projects did not currently qualify for interest and other carry cost capitalization under GAAP. For the three and six months ended June 30, 2012, we capitalized $0.6 million and $1.4 million, respectively, of internal costs to our qualifying development and redevelopment projects. For the three and six months ended June 30, 2011, respectively, we capitalized $0.3 million and $0.8 million of internal costs to our qualifying development and redevelopment projects.
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
Share-Based Compensation.    As of June 30, 2012, there was $30.6 million of total unrecognized compensation cost related to outstanding nonvested shares of restricted common stock, RSUs and stock options issued under share-based compensation arrangements. Those costs are expected to be recognized over a weighted-average period of 2.7 years. The $30.6 million of unrecognized compensation cost does not reflect the future compensation cost for any potential share-based awards that may be issued based on the Company's and management's performance in 2012. Share-based compensation expense for potential future awards could be affected by our operating and development performance, financial results, total shareholder return and market conditions. Consequently, we cannot predict the amounts that will be recorded in future periods for such share-based awards. See Note 9 to our consolidated financial statements for additional information regarding our share-based incentive compensation plan.

Stabilized Portfolio Information
As of June 30, 2012, our stabilized portfolio was comprised of 114 Office Properties encompassing an aggregate of approximately 12.2 million rentable square feet and 39 Industrial Properties encompassing an aggregate of approximately 3.4 million rentable square feet. Our stabilized portfolio includes all of our properties with the exception of undeveloped land, one development and four redevelopment properties currently under construction, "lease−up" properties and properties "held-for-sale". We define lease-up properties as properties recently developed or redeveloped that have not yet reached 95% occupancy and are within one year following cessation of major construction activities. We define redevelopment properties as those projects for which we expect to spend significant development and construction costs on existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We had no "lease-up" properties and no held-for-sale properties as of June 30, 2012.
The following table reconciles the changes in the rentable square feet in our stabilized portfolio of operating properties from June 30, 2011 to June 30, 2012:

	Office Properties		Industrial Properties		Total
	Number of Buildings	Rentable Square Feet	Number of Buildings	Rentable Square Feet	Number of Buildings	Rentable Square Feet
Total as of June 30, 2011	107	11,465,821	40	3,605,407	147	15,071,228
Acquisitions(1)(2)	12	1,200,632			12	1,200,632
Properties moved to the redevelopment portfolio	(1)	(111,318)			(1)	(111,318)
Dispositions	(4)	(344,234)	(1)	(192,053)	(5)	(536,287)
Remeasurement		16,366				16,366
Total as of June 30, 2012	114	12,227,267	39	3,413,354	153	15,640,621
________________________

(1)	Excludes 370 3rd Street in San Francisco, California, which was added to our redevelopment portfolio upon acquisition in December 2011.

(2)	Excludes 690 E. Middlefield Road in Mountain View, California, which was added to our development portfolio upon acquisition in May 2012.

Occupancy Information
The following table sets forth certain information regarding our stabilized portfolio:
Stabilized Portfolio Occupancy

Region	Number of Buildings	Rentable Square Feet	Occupancy at(1)
			6/30/2012	3/31/2012	12/31/2011
Office Properties:
Los Angeles and Ventura Counties	28	2,981,473	88.0%	87.0%	83.5%
San Diego	59	5,184,287	87.5	91.7	92.5
Orange County	5	540,656	93.6	93.3	93.4
San Francisco Bay Area	13	2,210,367	91.4	89.2	93.3
Greater Seattle	9	1,310,484	93.8	90.3	89.9
	114	12,227,267	89.3	90.0	90.1
Industrial Properties:
Orange County	39	3,413,354	92.5	97.0	100.0
	39	3,413,354	92.5	97.0	100.0
Total Stabilized Portfolio	153	15,640,621	90.0%	91.6%	92.4%

	Average Occupancy for Three Months Ended June 30,
	Stabilized Portfolio(1)		Same Store Portfolio(2)
	2012	2011	2012	2011
Office Properties	89.3%	88.1%	89.0%	86.8%
Industrial Properties	95.5	97.0	95.5	96.8
Total Portfolio	90.7%	90.2%	90.7%	89.4%

	Average Occupancy for Six Months Ended June 30,
	Stabilized Portfolio(1)		Same Store Portfolio(2)
	2012	2011	2012	2011
Office Properties	89.6%	88.4%	89.7%	88.5%
Industrial Properties	96.2	95.7	96.2	95.5
Total Portfolio	91.1%	90.2%	91.4%	90.3%
________________________

(1)	Occupancy percentages reported are based on our stabilized portfolio as of the end of the period presented.

(2)
Occupancy percentages reported are based on Office Properties and Industrial Properties owned and stabilized as of January 1, 2011 and still owned and stabilized as of June 30, 2012. See discussion under "Results of Operations" for additional information.

As of June 30, 2012, the Office Properties and Industrial Properties represented approximately 93.7% and 6.3%, respectively, of our total annualized base rental revenue. During the three months ended June 30, 2012, the Office and Industrial Properties represented approximately 93.5% and 6.5%, respectively, of our total Net Operating Income, as defined. During the six months ended June 30, 2012, the Office and Industrial Properties represented approximately 93.4% and 6.6%, respectively, of our total Net Operating Income, as defined.
Current Regional Information
Although real estate fundamentals continue to be challenging in some of our regional submarkets, we have generally seen a modest decrease in vacancy rates and lease concession packages and are starting to see an increase in rental rates.
Los Angeles and Ventura Counties.    Our Los Angeles and Ventura Counties stabilized office portfolio of 3.0 million rentable square feet was 88.0% occupied with approximately 356,900 available rentable square feet as of June 30, 2012 compared to 83.5% occupied with approximately 491,300 available rentable square feet as of December 31, 2011. The increase in occupancy is primarily attributable to the commencement of three leases encompassing approximately 92,000 rentable square feet in El Segundo and West Los Angeles.
As of June 30, 2012, leases representing an aggregate of approximately 83,000 and 268,100 rentable square feet are scheduled to expire during the remainder of 2012 and in 2013, respectively, in this region. The aggregate rentable square feet under the leases scheduled to expire in this region during the remainder of 2012 and in 2013 represents approximately 2.5% of our occupied rentable square feet and 2.9% of our annualized base rental revenues in our total stabilized portfolio.

San Diego County.    Our San Diego County stabilized office portfolio of 5.2 million rentable square feet was 87.5% occupied with approximately 645,500 available rentable square feet as of June 30, 2012 compared to 92.5% occupied with approximately 391,100 available rentable square feet as of December 31, 2011. The decrease in occupancy is primarily attributable to four leases that expired during the six months ended June 30, 2012. As of June 30, 2012, we have leased 54,600 rentable square feet in this region that was vacant at June 30, 2012 to two tenants. The new leases are scheduled to commence during the third and fourth quarters of 2012.
As of June 30, 2012, leases representing an aggregate of approximately 35,400 and 389,400 rentable square feet are scheduled to expire during the remainder of 2012 in 2013, respectively, in this region. The aggregate rentable square feet under leases scheduled to expire in this region in 2012 and 2013 represents approximately 3.1% of our occupied rentable square feet and 2.8% of our annualized base rental revenues in our total stabilized portfolio.
Orange County.    As of June 30, 2012, our Orange County stabilized industrial portfolio of 3.4 million rentable square feet was 92.5% occupied with approximately 255,000 available rentable square feet, compared to 100.0% occupied as of December 31, 2011. The decrease in occupancy is primarily attributable to one tenant early move-out and one lease that expired during the six months ended June 30, 2012.
Our Orange County stabilized office portfolio of approximately 540,700 rentable square feet was 93.6% occupied with approximately 34,400 available rentable square feet as of June 30, 2012 compared to 93.4% occupied with approximately 35,500 available rentable square feet as of December 31, 2011.
As of June 30, 2012, leases representing an aggregate of approximately 196,800 and 486,900 rentable square feet are scheduled to expire during the remainder of 2012 and in 2013, respectively, in this region. The aggregate rentable square feet under leases scheduled to expire in 2012 and 2013 represents approximately 4.9% of our occupied rentable square feet and 1.7% of our annualized base rental revenues in our total stabilized portfolio. Of the 683,700 rentable square feet scheduled to expire in 2012 and 2013, approximately 594,400 rentable square feet, or 1.1% of our annualized base rental revenues in our total stabilized portfolio, is industrial space.
San Francisco Bay Area.    As of June 30, 2012, our San Francisco Bay Area stabilized office portfolio of 2.2 million rentable square feet was 91.4% occupied with approximately 189,800 available rentable square feet, compared to 1.8 million rentable square feet at 93.3% occupied with approximately 121,900 available rentable square feet as of December 31, 2011. The decrease in occupancy is primarily attributable to the acquisition of seven office buildings during the six months ended June 30, 2012 encompassing approximately 374,100 rentable square feet that were 77.0% occupied as of June 30, 2012.  As of June 30, 2012, we have leased 27,900 rentable square feet in this region that was vacant at June 30, 2012 to three tenants. The new leases are scheduled to commence in the third and fourth quarters of 2012.
As of June 30, 2012, leases representing an aggregate of approximately 32,900 and 308,100 rentable square feet are scheduled to expire during the remainder of 2012 and in 2013, respectively, in this region. The aggregate rentable square feet under leases scheduled to expire in this region during the remainder of 2012 and in 2013 represents approximately 2.4% of our occupied rentable square feet and 3.7% of our annualized base rental revenues in our total stabilized portfolio.
Greater Seattle.    As of June 30, 2012, our Greater Seattle stabilized office portfolio of 1.3 million rentable square feet was 93.8% occupied with approximately 81,100 available rentable square feet, compared to 89.9% occupied with approximately 90,300 available rentable square feet as of December 31, 2011. The increase in occupancy is primarily attributable to the acquisition of three office buildings during the six months ended June 30, 2012 encompassing approximately 420,000 rentable square feet that were 99.6% occupied as of June 30, 2012. As of June 30, 2012, we have leased 11,800 rentable square feet in this region that was vacant at June 30, 2012 to one tenant. This new lease is scheduled to commence in the second quarter of 2013.
As of June 30, 2012, leases representing an aggregate of approximately 2,200 and 141,300 rentable square feet are scheduled to expire during the remainder of 2012 and in 2013, respectively. The aggregate rentable square feet under leases scheduled to expire in this region during the remainder of 2012 and in 2013 represents approximately 1.0% of our occupied rentable square feet and 1.1% of our annualized base rental revenues in our total stabilized portfolio.

Results of Operations
Management internally evaluates the operating performance and financial results of our stabilized portfolio based on Net Operating Income. We define “Net Operating Income” as operating revenues (rental income, tenant reimbursements, and other property income) less operating expenses (property expenses, real estate taxes, provision for bad debts, and ground leases). The Net Operating Income information presented within this Management's Discussion and Analysis of Financial Condition and Results of Operations is the same Net Operating Income information disclosed in our segment information in Note 13 to our consolidated financial statements.
Net Operating Income is considered by management to be an important and appropriate supplemental performance measure to net income (loss) because we believe it helps both investors and management to understand the core operations of our properties excluding corporate and financing-related costs and non-cash depreciation and amortization. Net Operating Income is an unlevered operating performance metric of our properties and allows for a useful comparison of the operating performance of individual assets or groups of assets. This measure thereby provides an operating perspective not immediately apparent from GAAP income (loss) from operations or net income (loss). In addition, Net Operating Income is considered by many in the real estate industry to be a useful starting point for determining the value of a real estate asset or group of assets. Other real estate companies may use different methodologies for calculating Net Operating Income, and accordingly, our presentation of Net Operating Income may not be comparable to other real estate companies. Due to the exclusion of the items shown in the reconciliation below, Net Operating Income should only be used as a supplemental measure of our financial performance and not as an alternative to GAAP income (loss) from operations or net income (loss).
Management further evaluates Net Operating Income from the stabilized portfolio by evaluating the performance from the following property groups:

•
Same Store Office Properties - which includes the results of all of the office properties that were owned and included in our stabilized office portfolio as of January 1, 2011 and still owned and and included in the stabilized portfolio as of June 30, 2012;

•
Office Acquisitions Properties - which includes the results, from the dates of acquisition through the periods presented, for the ten office buildings we acquired during 2011 and the ten office buildings we acquired during the six months ended June 30, 2012;

•
Other Office - which includes the results generated by two buildings that were moved out of the stabilized office portfolio during 2011 to redevelopment since the properties are being repositioned (the “Redevelopment Properties”);

•
Same Store Industrial Properties - which includes the results of all the industrial properties that were owned and included in our stabilized industrial portfolio as of January 1, 2011 and still owned and included in the stabilized portfolio as of June 30, 2012.

The following table sets forth certain information regarding the stabilized portfolio as of June 30, 2012:

Property Type	# of Buildings	Rentable Square Feet
Office Properties
Same Store Office Properties	94	9,860,746
Office Acquisitions Properties	20	2,366,521
Total Office Properties	114	12,227,267

Industrial Properties
Same Store Industrial Properties	39	3,413,354
Total Industrial Properties	39	3,413,354

Total Stabilized Portfolio	153	15,640,621

Comparison of the Three Months Ended June 30, 2012 to the Three Months Ended June 30, 2011
The following table reconciles our Net Operating Income, as defined, to our net income for the three months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Dollar Change	Percentage Change
	2012	2011
	($ in thousands)
Net Operating Income, as defined
Office Properties	$68,506	$57,256	$11,250	19.6%
Industrial Properties	4,724	5,107	(383)	(7.5)
Total portfolio	73,230	62,363	10,867	17.4
Reconciliation to Net Income:
Net Operating Income, as defined for the total portfolio	73,230	62,363	10,867	17.4
Unallocated (expense) income:
General and administrative expenses	(9,251)	(7,440)	(1,811)	24.3
Acquisition-related expenses	(1,813)	(1,194)	(619)	51.8
Depreciation and amortization	(40,624)	(31,378)	(9,246)	29.5
Interest income and other net investment (losses) gains	(110)	58	(168)	(289.7)
Interest expense	(19,155)	(21,228)	2,073	(9.8)
Income from continuing operations	2,277	1,181	1,096	92.8
Income from discontinued operations	—	2,291	(2,291)	(100.0)
Net income	$2,277	$3,472	$(1,195)	(34.4)%

The following tables summarize the Net Operating Income, as defined, for our stabilized portfolio for the three months ended June 30, 2012 and 2011.

	2012					2011
	Same Store Office	Office Acquisitions	Other Office	Same Store Industrial	Total	Same Store Office	Office Acquisitions	Other Office	Same Store Industrial	Total
	(in thousands)					(in thousands)
Operating revenues:
Rental income	$71,691	$16,333	$844	$5,397	$94,265	$70,091	$3,932	$362	$5,773	$80,158
Tenant reimbursements	5,364	2,708	35	958	9,065	5,285	914	34	897	7,130
Other property income	289	246	—	57	592	1,108	—	—	(6)	1,102
Total	77,344	19,287	879	6,412	103,922	76,484	4,846	396	6,664	88,390
Property and related expenses:
Property expenses	16,253	3,587	316	1,040	21,196	15,168	886	424	878	17,356
Real estate taxes	6,407	1,533	293	648	8,881	6,697	362	426	642	8,127
Provision for bad debts	—	—	—	—	—	83	—	—	37	120
Ground leases	224	106	285	—	615	330	60	34	—	424
Total	22,884	5,226	894	1,688	30,692	22,278	1,308	884	1,557	26,027
Net Operating Income (Loss), as defined	$54,460	$14,061	$(15)	$4,724	$73,230	$54,206	$3,538	$(488)	$5,107	$62,363

	Three Months Ended June 30, 2012 as compared to the Three Months Ended June 30, 2011
	Same Store Office		Office Acquisitions		Same Store Industrial		Total
	Dollar Change	% Change	Dollar Change	% Change	Dollar Change	% Change	Dollar Change	% Change
					($ in thousands)
Operating revenues:
Rental income	$1,600	2.3%	$12,401	315.4%	$(376)	(6.5)%	$14,107	17.6%
Tenant reimbursements	79	1.5	1,794	196.3	61	6.8	1,935	27.1
Other property income	(819)	(73.9)	246	100.0	63	(1,050.0)	(510)	(46.3)
Total	860	1.1	14,441	298.0	(252)	(3.8)	15,532	17.6
Property and related expenses:
Property expenses	1,085	7.2	2,701	304.9	162	18.5	3,840	22.1
Real estate taxes	(290)	(4.3)	1,171	323.5	6	0.9	754	9.3
Provision for bad debts	(83)	(100.0)	—	—	(37)	(100.0)	(120)	100.0
Ground leases	(106)	(32.1)	46	76.7	—	—	191	45.0
Total	606	2.7	3,918	299.5	131	8.4	4,665	17.9
Net Operating Income, as defined	$254	0.5%	$10,523	297.4%	$(383)	(7.5)%	$10,867	17.4%
Net Operating Income increased $10.9 million, or 17.4%, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 primarily resulting from:

•	An increase of $10.5 million attributable to the Office Acquisition Properties.

•	An increase of $0.3 million attributable to the Same Store Office Properties which is primarily comprised of:

▪
An increase in rental income of $1.6 million primarily resulting from an increase in average occupancy of 2.2%, from 86.8% for the three months ended June 30, 2011, to 89.0% for the three months ended June 30, 2012; and

▪
An offsetting decrease in other property income of $0.8 million primarily as the result of a $0.6 million cash distribution received during the prior year period under a bankruptcy claim related to a former tenant that defaulted on their lease in 2009. Other property income for both periods consist primarily of lease termination fees and other miscellaneous income;

•	An increase in property and related expenses of $0.6 million primarily resulting from:

•
$0.5 million of repairs incurred during the three months ended June 30, 2012 as the result of water damage at one of our properties which we anticipate receiving an insurance reimbursement for later this year; and

•
An increase of $0.5 million in property expenses primarily as a result of an increase in certain recurring operating costs such as property management expenses and janitorial and other service-related costs primarily as a result of an increase in average occupancy, as described above; and

•	An offsetting decrease in real estate taxes of $0.3 million as a result of successful property tax appeals; and

•
An offsetting decrease of $0.4 million attributable to the Same Store Industrial Properties primarily resulting from a decrease in average occupancy of 1.3%, from 96.8% for the three months ended June 30, 2011, to 95.5% for the three months ended June 30, 2012; and

•
A net operating loss of $0.5 million for the three months ended June 30, 2011 attributable primarily to Other Office generated by the Redevelopment Properties.  This net operating loss represented the operating expenses for the Redevelopment Properties for the three months ended June 30, 2011.  Operating expenditures for the Redevelopment Properties during the three months ended June 30, 2012 qualified for capitalization and were included as a cost of redevelopment.

Other Expenses and Income
General and Administrative Expenses
General and administrative expenses increased $1.8 million, or 24.3%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 primarily attributable to an increase in compensation expense related to the February 2012 stock option grants made to our senior management team, higher payroll costs associated with the renegotiation of our Chief Executive Officer's employment agreement and an increase in payroll and administrative costs associated with the growth of the Company.
Depreciation and Amortization
Depreciation and amortization increased by $9.2 million, or 29.5%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011, primarily related to the Office Acquisition Properties.
Interest Expense
The following table sets forth our gross interest expense, including debt discounts/premiums and loan cost amortization, net of capitalized interest, including capitalized debt discounts/premiums and loan cost amortization for the three months ended June 30, 2012 and 2011:

	2012	2011	Dollar Change	Percentage Change
	($ in thousands)
Gross interest expense	$23,489	$23,293	$196	0.8%
Capitalized interest	(4,334)	(2,065)	(2,269)	109.9%
Interest expense	$19,155	$21,228	$(2,073)	(9.8)%
Gross interest expense, before the effect of capitalized interest, increased $0.2 million, or 0.8%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 resulting from an increase in our average outstanding debt balances offset by a decrease in our weighted average effective interest rate from approximately 6.1% during the three months ended June 30, 2011 to approximately 5.5% during the three months ended June 30, 2012.
Capitalized interest increased $2.3 million, or 109.9%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 primarily attributable to an increase in our development and redevelopment activity, which resulted in higher average asset balances qualifying for interest capitalization.

Comparison of the Six Months Ended June 30, 2012 to the Six Months Ended June 30, 2011
The following table reconciles our Net Operating Income, as defined, to our net income for the six months ended June 30, 2012 and 2011.

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2012	2011
	($ in thousands)
Net Operating Income, as defined
Office Properties	136,264	111,807	24,457	21.9
Industrial Properties	9,648	8,565	1,083	12.6
Total portfolio	145,912	120,372	25,540	21.2
Reconciliation to Net Income:
Net Operating Income, as defined for the total portfolio	145,912	120,372	25,540	21.2
Unallocated (expense) income:
General and administrative expenses	(18,018)	(14,000)	(4,018)	28.7
Acquisition-related expenses	(3,341)	(1,666)	(1,675)	100.5
Depreciation and amortization	(77,370)	(59,819)	(17,551)	29.3
Interest income and other net investment gains	374	242	132	54.5
Interest expense	(40,318)	(42,104)	1,786	(4.2)
Income from continuing operations	7,239	3,025	4,214	139.3%
Income from discontinued operations	73,709	5,314	68,395	1,287.1%
Net income	$80,948	$8,339	$72,609	870.7%

The following tables summarize the Net Operating Income, as defined, for our total portfolio for the six months ended June 30, 2012 and 2011.

	2012					2011
	Same Store Office	Office Acquisitions	Other Office	Same Store Industrial	Total	Same Store Office	Office Acquisitions	Other Office	Same Store Industrial	Total
	(in thousands)					(in thousands)
Operating revenues:
Rental income	$143,475	$28,466	$1,612	$10,931	$184,484	$140,564	$4,442	$730	$11,419	$157,155
Tenant reimbursements	10,225	4,934	119	2,091	17,369	10,397	974	66	1,715	13,152
Other property income	1,151	253	—	75	1,479	1,818	—	31	7	1,856
Total	154,851	33,653	1,731	13,097	203,332	152,779	5,416	827	13,141	172,163
Property and related expenses:
Property expenses	29,927	6,167	488	2,149	38,731	29,866	923	810	3,266	34,865
Real estate taxes	12,523	2,835	612	1,300	17,270	13,451	429	852	1,285	16,017
Provision for bad debts	2	—	—	—	2	121	—	—	25	146
Ground leases	449	302	666	—	1,417	632	60	71	—	763
Total	42,901	9,304	1,766	3,449	57,420	44,070	1,412	1,733	4,576	51,791
Net Operating Income (Loss), as defined	$111,950	$24,349	$(35)	$9,648	$145,912	$108,709	$4,004	$(906)	$8,565	$120,372

	Six Months Ended June 30, 2012 as compared to the Six Months Ended June 30, 2011
	Same Store Office		Office Acquisitions		Same Store Industrial		Total
	Dollar Change	% Change	Dollar Change	% Change	Dollar Change	% Change	Dollar Change	% Change
					($ in thousands)
Operating revenues:
Rental income	$2,911	2.1%	$24,024	540.8%	$(488)	(4.3)%	$27,329	17.4%
Tenant reimbursements	(172)	(1.7)	3,960	406.6	376	21.9	4,217	32.1
Other property income	(667)	(36.7)	253	100.0	68	971.4	(377)	(20.3)
Total	2,072	1.4	28,237	521.4	(44)	(0.3)	31,169	18.1
Property and related expenses:
Property expenses	61	0.2	5,244	568.1	(1,117)	(34.2)	3,866	11.1
Real estate taxes	(928)	(6.9)	2,406	560.8	15	1.2	1,253	7.8
Provision for bad debts	(119)	(98.3)	—	—	(25)	(100.0)	(144)	(98.6)
Ground leases	(183)	(29.0)	242	403.3	—	—	654	85.7
Total	(1,169)	(2.7)	7,892	558.9	(1,127)	(24.6)	5,629	10.9
Net Operating Income, as defined	$3,241	3.0%	$20,345	508.1%	$1,083	12.6%	$25,540	21.2%

Net Operating Income increased $25.5 million, or 21.2%, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 primarily resulting from:

•	An increase of $20.3 million attributable to the Office Acquisition Properties;

•	An increase of $3.2 million attributable to the Same Store Office Properties which primarily comprised of:

▪
An increase in rental income of $2.9 million primarily resulting from an increase in average occupancy of 1.2%, from 88.5% for the six months ended June 30, 2011, to 89.7% for the six months ended June 30, 2012; and

•	A decrease in property and related expenses of $1.2 million primarily resulting from:

•
Receipt of approximately $1.0 million in insurance proceeds during the six months ended June 30, 2012 which were recorded as a reduction of property expenses since the charge for the related property damage was recorded as property expenses in prior periods; and

•	A decrease in real estate taxes of $0.9 million as a result of successful property tax appeals; and

•
An increase of $0.5 million in property expenses primarily as a result of an increase in certain recurring operating costs such as property management expenses and janitorial and other service-related costs primarily as a result of an increase in average occupancy, as described above; and

•
An offsetting increase of $0.5 million for repairs incurred during the six months ended June 30, 2012 attributable to water damage at one of our properties which we anticipate receiving an insurance reimbursement for later this year.

▪
An offsetting decrease in other property income of $0.7 million primarily due to a $0.6 million cash distribution received during the prior year period under a bankruptcy claim related to a former tenant that defaulted on their lease in 2009. Other property income for both periods consist primarily of lease termination fees and other miscellaneous income;

•
An increase of $1.1 million attributable to the Same Store Industrial Properties primarily resulting from legal fees and consulting costs of $1.3 million incurred during the six months ended June 30, 2011 as compared to the six months ended June 30, 2012, primarily related to a dispute with a former tenant at one of our industrial properties;

•
A net operating loss of $0.9 million for the six months ended June 30, 2011 attributable to Other Office generated by the Redevelopment Properties. This net operating loss represented the operating expenses for the Redevelopment Properties for the six months ended June 30, 2011.  Operating expenditures for the Redevelopment Properties during the six months ended June 30, 2012 qualified for capitalization and were included as a cost of redevelopment.

Other Expenses and Income
General and Administrative Expenses
General and administrative expenses increased $4.0 million, or 28.7%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily attributable to an increase in compensation expense related to the February 2012 stock option grants made to our senior management team, higher payroll costs associated with the renegotiation of our Chief Executive Officer's employment agreement and an increase in payroll and administrative costs associated with the growth of the Company.
Depreciation and Amortization
Depreciation and amortization increased by $17.6 million, or 29.3%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, primarily related to the Office Acquisition Properties.
Interest Expense
The following table sets forth our gross interest expense, including debt discounts/premiums and loan cost amortization, net of capitalized interest, including capitalized debt discounts/premiums and loan cost amortization for the six months ended June 30, 2012 and 2011:

	2012	2011	Dollar Change	Percentage Change
	($ in thousands)
Gross interest expense	$48,483	$46,148	$2,335	5.1%
Capitalized interest	(8,165)	(4,044)	(4,121)	101.9%
Interest expense	$40,318	$42,104	$(1,786)	(4.2)%
Gross interest expense, before the effect of capitalized interest, increased $2.3 million, or 5.1%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 resulting from an increase in our average outstanding debt balances offset by a decrease in our weighted average effective interest rate from approximately 6.2% during the six months ended June 30, 2011 to approximately 5.7% during the three months ended June 30, 2012.
Capitalized interest increased $4.1 million, or 101.9%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily attributable to an increase in our development and redevelopment activity, which resulted in higher average asset balances qualifying for interest capitalization.

Liquidity and Capital Resources of the Company
In this "Liquidity and Capital Resources of the Company" section, the term the "Company" refers only to Kilroy Realty Corporation on an unconsolidated basis, and excludes the Operating Partnership and all other subsidiaries.
The Company's business is operated primarily through the Operating Partnership. Distributions from the Operating Partnership are the Company's source of capital. The Company believes the Operating Partnership's sources of working capital, specifically its cash flow from operations and borrowings available under its Credit Facility, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its preferred and common stockholders for the next twelve months. Cash flows from operating activities generated by the Operating Partnership for the three and six months ended June 30, 2012 were sufficient to cover the Company's payment of cash dividends to its stockholders. However, there can be no assurance that the Operating Partnership's sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distributions to the Company. The unavailability of capital could adversely affect the Operating Partnership's ability to make distributions to the Company, which would in turn, adversely affect the Company's ability to pay cash dividends to its stockholders.
The Company is a well-known seasoned issuer and the Company and the Operating Partnership have an effective shelf registration statement that provides for the pubic offering and sale from time to time by the Company of its preferred stock, common stock, debt securities and guarantees of debt securities and by the Operating Partnership of its debt securities, in each case in unlimited amounts. The Company evaluates the capital markets on an ongoing basis for opportunities to raise capital and, as circumstances warrant, the Company and the Operating Partnership may issue securities of all of these types in one or more offerings at any time and from time to time on an opportunistic basis, depending upon, among other things, market conditions, available pricing and capital needs. When the Company receives proceeds from the sales of its preferred or common stock, it is required by the Operating Partnership's partnership agreement to contribute the net proceeds from those sales to the Operating Partnership in exchange for corresponding preferred or common partnership units of the Operating Partnership. The Operating Partnership may use these proceeds and proceeds from the sale of its debt securities to repay debt, including borrowings under its Credit Facility, to develop new or existing properties, to make acquisitions of properties or portfolios of properties, or for general corporate purposes.
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
The Company intends to continue to make, but has not committed to make, regular quarterly cash distributions to common stockholders and common unitholders from cash flow from operating activities. All such distributions are at the discretion of the board of directors. The Company has historically distributed amounts in excess of our taxable income resulting in a return of capital to its stockholders and the Company currently believes it has the ability to maintain distributions at the 2011 levels to meet its REIT requirements for 2012. The Company considers market factors and its performance in addition to REIT requirements in determining our distribution levels. In addition, one of the covenants contained within the Credit Facility and Unsecured Term Loan Facility prohibits the Company from paying dividends in excess of 95% of Funds From Operations ("FFO"). Amounts accumulated for distribution to stockholders are invested primarily in interest−bearing accounts and short−term interest−bearing securities, which are consistent with the Company's intention to maintain its qualification as a REIT. Such investments may include, for example, obligations of the Government National Mortgage Association, other governmental agency securities, certificates of deposit, and interest−bearing bank deposits.
On May 17, 2012, the Board of Directors declared a regular quarterly cash dividend of $0.35 per common share payable on July 17, 2012 to stockholders of record on June 29, 2012 and caused a $0.35 per Operating Partnership unit cash distribution to be paid in respect of the Operating Partnership's common limited partnership interests, including those owned by the Company.

On March 27, 2012, the Company issued 4,000,000 shares of its 6.875% Series G Cumulative Redeemable Preferred Stock ("Series G Preferred Stock") at a public offering price of $25.00 per share, for a total of approximately $96.2 million of net proceeds, after deducting underwriting discounts and other accrued offering-related costs. Dividends on the Series G Preferred Stock will be paid quarterly in arrears on the 15th day of each February, May, August and November, commencing May 15, 2012. On May 17, 2012, the Board of Directors declared a dividend of $0.42969 per share on the Series G Preferred Stock for the period commencing on and including May 15, 2012, and ending on and including August 14, 2012. The dividend will be payable on August 15, 2012, to Series G Preferred stockholders of record on July 31, 2012. The second quarter ended June 30, 2012 was the first full quarter that the Series G Preferred Stock were outstanding, which resulted in quarterly dividend payments for the Series G Preferred stock of approximately $1.7 million. The Company is also required to make quarterly cash distributions to the 7.45% Series A Preferred unitholders of $0.7 million, payable quarterly in arrears on the 15th day of each February, May, August and November.
On April 16, 2012 (the "Redemption Date"), the Company redeemed all 1,610,000 outstanding shares of its 7.80% Series E Cumulative Redeemable Preferred Stock ("Series E Preferred Stock") and all 3,450,000 outstanding shares of its 7.50% Series F Cumulative Redeemable Preferred Stock ("Series F Preferred Stock"). On the Redemption Date, the shares of Series E and Series F Preferred Stock (together, the “Redeemed Preferred Stock”) were redeemed at a redemption price equal to their stated liquidation preference of $25.00 per share plus $2.9 million of dividends, which included $0.5 million of additional dividends attributable to the acceleration of the Series E Preferred Stock and Series F Preferred Stock dividend payment from April 1, 2012 to April 16, 2012 and redemption-related costs.
As a result of the aforementioned transactions, during the second quarter of 2012, our quarterly preferred dividend and distribution payments decreased to a run-rate of $3.1 million per quarter from $3.8 million per quarter in prior periods. The $0.7 million decrease is attributable to the lower rate and reduced number of outstanding shares of Series G Preferred Stock as compared to the Series E Preferred Stock and Series F Preferred Stock.
Capitalization
As of June 30, 2012, our total debt as a percentage of total market capitalization was 33.0% and our total debt and liquidation value of our preferred equity as a percentage of total market capitalization was 36.3%, which was calculated based on the closing price per share of the Company's common stock of $48.41 on June 30, 2012 as shown in the table below.

	Shares/Units at June 30, 2012	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
	($ in thousands)
Debt:
Credit Facility		$102,000	1.9%
Unsecured Term Loan Facility		150,000	2.8
4.25% Unsecured Exchangeable Notes due 2014(1)		172,500	3.2
Unsecured Senior Notes due 2014		83,000	1.5
Unsecured Senior Notes due 2015(1)		325,000	6.0
Unsecured Senior Notes due 2018(1)		325,000	6.0
Unsecured Senior Notes due 2020(1)		250,000	4.6
Secured debt(1)		378,776	7.0
Total debt		1,786,276	33.0
Equity and Noncontrolling Interests:
7.450% Series A Cumulative Redeemable Preferred units(2)	1,500,000	75,000	1.4
6.875% Series G Cumulative Redeemable Preferred stock(3)	4,000,000	100,000	1.9
Common limited partnership units outstanding(4)(5)	1,718,131	83,175	1.5
Common shares outstanding(5)	68,927,731	3,336,791	62.2
Total equity and noncontrolling interests		3,594,966	67.0
Total Market Capitalization		$5,381,242	100.0%
________________________

(1)	Represents gross aggregate principal amount due at maturity before the effect of the unamortized discounts and premiums as of June 30, 2012.

(2)	Value based on $50.00 per unit liquidation preference.

(3)	Value based on $25.00 per share liquidation preference.

(4)	Represents common units not owned by the Company.

(5)	Value based on closing price per share of our common stock of $48.41 as of June 30, 2012.

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
Summary of 2012 Funding Transactions
We have been very active in the capital markets, our capital recycling program and loan originations to finance our acquisition activity and our continued desire to improve our debt maturities and lower our overall weighted average cost of capital. This was primarily as a result of the following transactions:

•
During the second quarter of 2012, the Operating Partnership acquired two secured mortgage loans with a combined principal balance of $131.0 million and repaid two secured mortgage loans with a combined outstanding principal balance of $101.0 million that were scheduled to mature in August 2012 (see Note 5 to our consolidated financial statements included in this report for additional information). Subsequent to June 30, 2012, the Operating Partnership assumed two secured mortgage loans with a combined principal balance of $137.3 million in connection with two acquisitions (see Note 17 to our consolidated financial statements included in this report for additional information).

•
In April 2012, the Company redeemed all 1,610,000 outstanding shares of its Series E Preferred Stock and all 3,450,000 outstanding shares of its Series F Preferred Stock at a redemption price of $25.00 per share plus all accumulated and unpaid dividends up to and including the redemption date of April 16, 2012, for total payment of $129.4 million (see Note 7 to our consolidated financial statements included in this report for additional information).

•
In April 2012, the Operating Partnership repaid its 3.25% Exchangeable Notes with an aggregate principal amount of $148.0 million and entered into a new $150.0 million unsecured term loan facility (the "Unsecured Term Loan Facility") in March 2012 (see Note 5 to our consolidated financial statements included in this report for additional information).

•
During the second quarter of 2012 we issued 575,689 shares under our at−the−market stock offering program. The net offering proceeds, after deducting underwriting discounts and commissions, of approximately $26.5 million were contributed to the Operating Partnership (see "— Liquidity Sources" below for additional information).

•	In March 2012, the Company issued 4,000,000 shares of its Series G Preferred Stock at a public offering price of $25.00 per share. The net proceeds, after deducting the underwriting discount and other accrued offering-related costs, of $96.2 million were contributed to the Operating Partnership (see Notes 7 and 8 to our consolidated financial statements included in this report for additional information).

•
In February 2012, the Company completed an underwritten public offering of 9,487,500 shares of its common stock. The net offering proceeds, after deducting underwriting discounts and commissions and offering expenses, of approximately $382.1 million were contributed to the Operating Partnership (see Notes 7 and 8 to our consolidated financial statements included in this report for additional information).

•
In January 2012, the Company completed the sale of two office buildings to an unrelated third party for a cash sales price of approximately $146.1 million (see Note 14 to our consolidated financial statements included in this report for additional information).

Liquidity Sources
Credit Facility
The following table summarizes the balance and terms of our Credit Facility as of June 30, 2012 and December 31, 2011, respectively:

	June 30, 2012	December 31, 2011
	(in thousands)
Outstanding borrowing	$102,000	$182,000
Remaining borrowing capacity	398,000	318,000
Total borrowing capacity(1)	$500,000	$500,000
Interest rate(2)	2.00%	2.05%
Facility fee - annual rate(3)	0.350%
Maturity date(4)	August 2015
________________________

(1)	We may elect to borrow, subject to bank approval, up to an additional $200.0 million under an accordion feature under the terms of the Credit Facility.

(2)	The Credit Facility interest rate was calculated based on an annual rate of LIBOR plus 1.750% as of both June 30, 2012 and December 31, 2011.

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
In March 2012, we amended the Credit Facility to reduce the FMV Cap Rate (as defined in the Credit Facility agreement), which is used to calculate the fair value of our assets for certain covenants under the Credit Facility, from 7.50% to 6.75%. There were no other changes to the terms of the Credit Facility in connection with this amendment.
Capital Recycling Program
As part of our current strategy, we intend to evaluate various office and industrial assets for potential disposition and then use the proceeds to fund potential acquisitions, to finance development and redevelopment expenditures, to repay long-term debt and for other general corporate purposes. As part of this strategy, we intend, when practical, to enter into like-kind exchanges under Section 1031 of the Code to defer some or all taxable gains, if any, on the sales for federal and state income tax purposes. During the six months ended June 30, 2012, we disposed of two office buildings in one transaction for approximately $146.1 million. These properties were previously reported as held-for-sale as of December 31, 2011. We also continue to evaluate opportunities for the potential disposition of additional properties, including the potential sale of all or a portion of, or the sale of an equity interest in all or a portion of, our industrial properties as well as the disposition of certain undeveloped land holdings.
At-The-Market Stock Offering Program
Under our at-the-market stock offering program, which commenced in July 2011, we may offer and sell shares of our common stock having an aggregate gross sales price of up to $200.0 million from time to time in "at the market" offerings. During the three months ended June 30, 2012, we sold 575,689 shares of common stock under the program in exchange for aggregate gross proceeds of approximately $27.0 million and net proceeds of approximately $26.5 million after underwriting discounts and commissions. The proceeds from the sales were used to fund acquisitions and general corporate purposes including repayment of borrowings under the Credit Facility. We did not sell any shares during the first quarter 2012. Since commencement of the program, we have sold 930,994 shares of common stock and, as of June 30, 2012, approximately $160.0 million remains available to be sold under this program. Actual sales will depend upon a variety of factors including but not limited to market conditions, the trading price of the Company's common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

Shelf Registration Statement
As discussed above under “-Liquidity and Capital Resources of the Company,” the Company is a well-known seasoned issuer and the Company and the Operating Partnership have an effective shelf registration statement that provides for the public offering and sale from time to time by the Company of its preferred stock, common stock, debt securities and guarantees of debt securities and by the Operating Partnership of its debt securities, in each case in unlimited amounts. The Company evaluates the capital markets on an ongoing basis for opportunities to raise capital and, as circumstances warrant, the Company and the Operating Partnership may issue securities of all of these types in one or more offerings at any time and from time to time on an opportunistic basis, depending upon, among other things, market conditions, available pricing and capital needs. When the Company receives proceeds from the sales of its preferred or common stock, it is required by the Operating Partnership's partnership agreement to contribute the net proceeds from those sales to the Operating Partnership in exchange for corresponding preferred or common partnership units of the Operating Partnership. The Operating Partnership may use these proceeds and proceeds from the sale of its debt securities to repay debt, including borrowings under its Credit Facility, to develop new or existing properties, to make acquisitions of properties or portfolios of properties, or for general corporate purposes.
Unsecured Term Loan Facility
In March 2012, we entered into a new Unsecured Term Loan Facility, which is included in unsecured debt, net on our consolidated balance sheets. The Unsecured Term Loan Facility bears interest at an annual rate of LIBOR plus 1.750% and is scheduled to mature on March 29, 2016. Under the terms of the Unsecured Term Loan Facility, we may exercise an option to extend the maturity date by one year. We may elect to borrow up to an additional $100.0 million under an accordion option, subject to bank approval. We used the borrowings under the Unsecured Term Loan Facility to repay the 3.25% Exchangeable Notes in April 2012 upon maturity.
Exchangeable Notes, Unsecured Debt, and Secured Debt
The aggregate principal amount of our 4.25% Exchangeable Notes, unsecured debt, and secured debt of the Operating Partnership outstanding as of June 30, 2012 was as follows:

Aggregate Principal Amount Outstanding
(in thousands)
Unsecured Term Loan Facility due 2016	$150,000
4.25% Exchangeable Notes due 2014 (1)	172,500
Unsecured Senior Notes due 2014	83,000
Unsecured Senior Notes due 2015 (1)	325,000
Unsecured Senior Notes due 2018 (1)	325,000
Unsecured Senior Notes due 2020 (1)	250,000
Secured Debt (1)	378,776
Total Exchangeable Notes, Unsecured Debt, and Secured Debt	$1,684,276
________________________

(1)	Represents gross aggregate principal amount before the effect of the unamortized discounts and premiums as of June 30, 2012.
Debt Composition
The composition of the Operating Partnership's aggregate debt balances between secured and unsecured and fixed-rate and variable-rate debt as of June 30, 2012 and December 31, 2011 was as follows:

	Percentage of Total Debt		Weighted Average Interest Rate
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Secured vs. unsecured:
Unsecured(1)	78.8%	80.9%	4.7%	4.7%
Secured	21.2	19.1	5.0	5.2
Variable-rate vs. fixed-rate:
Variable-rate	14.1	9.9	2.0	2.0
Fixed-rate(1)	85.9	90.1	5.2	5.1
Stated rate(1)			4.8	4.8
GAAP effective rate(2)			5.0	5.2
GAAP effective rate including debt issuance costs			5.4%	5.6%
________________________

(1)	Excludes the impact of the amortization of any debt discounts/premiums.

(2)	Includes the impact of the amortization of any debt discounts/premiums, excluding debt issuance costs.

Liquidity Uses
Contractual Obligations
The following table provides information with respect to our contractual obligations as of June 30, 2012. The table: (i) indicates the maturities and scheduled principal repayments of our secured debt, 4.25% Exchangeable Notes, unsecured debt, and Credit Facility; (ii) indicates the scheduled interest payments of our fixed−rate and variable−rate debt as of June 30, 2012; (iii) provides information about the minimum commitments due in connection with our ground lease obligations and other lease and contractual commitments; and (iv) provides estimated redevelopment and development commitments as of June 30, 2012. Note that the table does not reflect our available debt maturity extension options and reflects gross aggregate principal amounts before the effect of unamortized discounts/premiums.

	Payment Due by Period
	Less than 1 Year (Remainder of 2012)	1–3 Years (2013-2014)	4–5 Years (2015-2016)	More than 5 Years (After 2016)	Total
	(in thousands)
Principal payments—secured debt (1)	$2,051	$13,316	$75,179	$288,230	$378,776
Principal payments—4.25% Exchangeable Notes (2)	—	172,500	—	—	172,500
Principal payments—unsecured debt (3)	—	83,000	475,000	575,000	1,133,000
Principal payments—Credit Facility	—	—	102,000	—	102,000
Interest payments—fixed-rate debt (4)	39,678	156,335	109,773	130,602	436,388
Interest payments—variable-rate debt (5)	2,520	10,080	7,150	—	19,750
Ground lease obligations (6)	29,638	6,190	6,190	163,019	205,037
Lease and contractual commitments (7)	45,748	4,308	1,835	—	51,891
Redevelopment and development commitments (8)	48,000	104,000	—	—	152,000
Total	$167,635	$549,729	$777,127	$1,156,851	$2,651,342
________________________

(1)	Represents gross aggregate principal amount before the effect of the unamortized premium of approximately $2.3 million as of June 30, 2012.

(2)	Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $10.7 million as of June 30, 2012.

(3)	Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $2.2 million as of June 30, 2012.

(4)
As of June 30, 2012, 85.9% of our debt was contractually fixed. The information in the table above reflects our projected interest rate obligations for these fixed−rate payments based on the contractual interest rates, interest payment dates, and scheduled maturity dates.

(5)
As of June 30, 2012, 14.1% of our debt bore interest at variable rates which was incurred under the Unsecured Term Loan Facility and Credit Facility. The variable interest rate payments are based on LIBOR plus a spread of 1.750% as of June 30, 2012. The information in the table above reflects our projected interest rate obligations for these variable−rate payments based on outstanding principal balances as of June 30, 2012, the scheduled interest payment dates, and the contractual maturity dates.

(6)
Reflects minimum lease payments as discussed in Note 11 to our consolidated financial statements, through the contractual lease expiration date before the impact of extension options. This table also assumes that for one of our ground leases the Company exercises the purchase option at the end of 2012 for an estimated purchase price not to exceed $27.5 million. (See Note 11 to our consolidated financial statements included in this report for additional information).

(7)	Amounts represent commitments under signed leases and contracts for operating properties, excluding tenant-funded tenant improvements. The timing of these expenditures may fluctuate.

(8)
Amounts represent contractual commitments for redevelopment and development projects under construction at June 30, 2012. The timing of these expenditures may fluctuate based on the ultimate progress of construction.

Other Potential Liquidity Uses
In 2011 we acquired eleven buildings for approximately $603.3 million in cash and through June 30, 2012 we have acquired ten buildings for approximately $272.3 million in cash, all of which we funded through various capital raising activities, and in selected instances, the assumption of existing indebtedness. In addition, during the second quarter of 2012, we acquired a development opportunity for approximately $84.0 million, which was comprised of a cash purchase price of $74.5 million plus $9.5 million of assumed leasing commissions and other accrued liabilities. The development project is expected to encompass approximately 341,000 rentable square feet upon completion, and is 100% pre-leased to a single tenant. We continually evaluate acquisition and development opportunities as they arise. In addition to ongoing and potential acquisitions of office properties, we have increased our focus on the acquisition of undeveloped land, development and redevelopment opportunities. The pursuit of these opportunities may increase, perhaps substantially, when compared to the level of similar acquisitions over the last two years.
As of the filing date, we have closed on two additional office property acquisitions and one additional office development opportunity and are in various stages of negotiation on other potential future acquisition opportunities including potential joint venture opportunities. We expect that any material acquisitions or development activities will be funded with borrowings under our Credit Facility, the public or private issuance of debt or equity securities, or through the disposition of assets under our capital recycling program.

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
Debt Covenants
The Credit Facility, Unsecured Term Loan Facility, unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key existing financial covenants and their covenant levels include:

Credit Facility and Unsecured Term Loan Facility (as defined in the applicable Credit Agreements):	Covenant Level	Actual Performance at June 30, 2012 (1)
Total debt to total asset value	less than 60%	34%
Fixed charge coverage ratio	greater than 1.5x	2.3x
Unsecured debt ratio	greater than 1.67x	2.53x
Unencumbered asset pool debt service coverage	greater than 2.0x	3.3x

Unsecured Senior Notes due 2015, 2018 and 2020 (as defined in the applicable Indentures):
Total debt to total asset value	less than 60%	40%
Interest coverage	greater than 1.5x	3.1x
Secured debt to total asset value	less than 40%	8%
Unencumbered asset pool value to unsecured debt	greater than 150%	259%
________________________

(1)
In March 2012, we amended the Credit Facility to reduce the FMV Cap Rate (as defined in the Credit Facility), which is used to calculate the fair value of our assets for certain covenants under the Credit Facility, from 7.50% to 6.75%.

The Operating Partnership was in compliance with all its debt covenants as of June 30, 2012. Our current expectation is that the Operating Partnership will continue to meet the requirements of its debt covenants in both the short and long term. However, in the event of a renewed economic slow down or continued volatility in the credit markets, there is no certainty that the Operating Partnership will be able to continue to satisfy all the covenant requirements.

Consolidated Historical Cash Flow Summary
Our historical cash flow activity for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 is as follows:

	Six Months Ended June 30,
	2012	2011	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$78,633	$56,465	$22,168	39.3%
Net cash used in investing activities	(301,592)	(435,519)	133,927	(30.8)%
Net cash provided by financing activities	236,293	389,626	(153,333)	(39.4)%
Operating Activities
Our cash flows from operations depends on numerous factors including the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, the level of operating expenses, the impact of property acquisitions and related interest costs, and other general and administrative costs. Our net cash provided by operating activities increased by $22.2 million, or 39.3%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily as a result of an increase in cash Net Operating Income generated primarily from our Office Acquisition Properties partially offset by a decrease in cash Net Operating Income as a result of the loss of income related to the disposition of five properties subsequent to June 30, 2011. See additional information under the caption "−Results of Operations."
Investing Activities
Our net cash used in investing activities is generally used to fund property acquisitions, recurring and nonrecurring capital expenditures for our operating properties, and development and redevelopment projects. Our net cash used in investing activities decreased $133.9 million, or 30.8%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. This net decrease was primarily attributable to $143.2 million of net proceeds received from the disposition of two operating properties in the first quarter of 2012.
Financing Activities
Our net cash provided by financing activities is generally impacted by our capital raising activities net of dividends and distributions paid to common and preferred security holders. Net cash provided by financing activities decreased by $153.3 million, or 39.4%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The decrease in cash provided by financing activities was primarily attributable to the repayment of debt utilizing the $143.2 million of net proceeds received from the disposition of the two operating properties discussed above. See additional information under the caption "Liquidity and Capital Resources of the Operating Partnership—Summary of 2012 Funding Transactions."

Off-Balance Sheet Arrangements
As of June 30, 2012 and as of the date this report was filed, we did not have any off-balance sheet transactions, arrangements, or obligations, including contingent obligations.

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
The following table presents our FFO for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Net (loss) income available to common stockholders	$(800)	$(317)	$66,740	$717
Adjustments:
Net (loss) income attributable to noncontrolling common units of the Operating Partnership	(20)	(10)	1,775	24
Depreciation and amortization of real estate assets	40,328	31,970	76,792	61,029
Net gain on dispositions of discontinued operations	—	—	(72,809)	—
Funds From Operations(1)	$39,508	$31,643	$72,498	$61,770
________________________

(1)	Reported amounts are attributable to common stockholders and common unitholders.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary market risk we face is interest rate risk. We mitigate this risk by following established risk management policies and procedures. These policies include maintaining prudent amounts of debt, including a greater amount of fixed−rate debt as compared to variable−rate debt in our portfolio, and may include the periodic use of derivative instruments. As of June 30, 2012 and December 31, 2011, we did not have any interest−rate sensitive derivative assets or liabilities.
Information about our changes in interest rate risk exposures from December 31, 2011 to June 30, 2012 is incorporated herein by reference from "Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Operating Partnership.”
Market Risk
As of June 30, 2012, approximately 14.1% of our total outstanding debt of $1.8 billion was subject to variable interest rates. The remaining 85.9% bore interest at fixed rates. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes.
In general, interest rate fluctuations applied to our variable−rate debt will impact our future earnings and cash flows. Conversely, interest rate fluctuations applied to our fixed−rate debt will generally not impact our future earnings and cash flows, unless such instruments mature or are otherwise terminated and need to be refinanced. However, interest rate fluctuations will impact the fair value of the fixed−rate debt instruments.
We generally determine the fair value of our secured debt, unsecured line of credit, and unsecured term loan facility by performing discounted cash flow analyses using an appropriate market discount rate. We calculate the market rate by obtaining period−end treasury rates for maturities that correspond to the maturities of our fixed−rate debt and then adding an appropriate credit spread based on information obtained from third−party financial institutions. We calculate the market rate of our unsecured line of credit and unsecured term loan facility by obtaining the period−end LIBOR rate and then adding an appropriate credit spread based on information obtained from third−party financial institutions. These credit spreads take into account factors, including but not limited to, our credit profile, the tenure of the debt, amortization period, whether the debt is secured or unsecured, and the loan−to−value ratio of the debt to the collateral. These calculations are significantly affected by the assumptions used, including the discount rate, credit spreads, and estimates of future cash flow. We determine the fair value of the liability component of our Exchangeable Notes by performing discounted cash flow analyses using an appropriate market interest rate based upon spreads for our publicly traded debt. We determine the fair value of each of our publicly traded unsecured senior notes based on their quoted trading price at the end of the reporting period. See Note 12 to our consolidated financial statements included in this report for additional information on the fair value of our financial assets and liabilities as of June 30, 2012 and December 31, 2011.
As of June 30, 2012, the total outstanding balance of our variable−rate debt was comprised of borrowings on our Credit Facility of $102.0 million and borrowings on our Unsecured Term Loan Facility of $150.0 million, which were indexed to LIBOR plus a spread of 1.750% (weighted average interest rate of 2.00% ). As of December 31, 2011, the total outstanding balance of our variable−rate debt was comprised of borrowings of $182.0 million on our Credit Facility, which was indexed to LIBOR plus a spread of 1.750% (weighted average interest rate was 2.05%). Assuming no changes in the outstanding balance of our existing variable−rate debt as of June 30, 2012, a 100 basis point increase in the LIBOR rate would increase our projected annual interest expense, before the effect of capitalization, by approximately $2.5 million. Comparatively, if interest rates were 100 basis points higher as of December 31, 2011, our projected annual interest expense, before the effect of capitalization, would have been $1.8 million higher.
The total carrying value of our fixed−rate debt, including our Exchangeable Notes, was approximately $1.5 billion and $1.6 billion as of June 30, 2012 and December 31, 2011, respectively. The total estimated fair value of our fixed−rate debt was approximately $1.6 billion and $1.7 billion as of June 30, 2012 and December 31, 2011, respectively. For sensitivity purposes, a 100 basis point increase in the discount rate equates to a decrease in the total fair value of our fixed−rate debt of approximately $62.6 million, or 3.8%, as of June 30, 2012. Comparatively, a 100 basis point increase in the discount rate equates to a decrease in the total fair value of our fixed−rate debt of approximately $64.2 million, or 3.8%, as of December 31, 2011.

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
As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2012, the end of the period covered by this report. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded, as of that time, that disclosure controls and procedures were effective at the reasonable assurance level.
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
As required by SEC Rule 13a-15(b), the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2012, the end of the period covered by this report. Based on the foregoing, the Operating Partnership's Chief Executive Officer and Chief Financial Officer concluded, as of that time, that disclosure controls and procedures were effective at the reasonable assurance level.
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
We and our properties are subject to routine litigation incidental to our business. As of June 30, 2012, we are not a defendant in, and our properties are not subject to, any legal proceedings that we believe, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations, or cash flows.

ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors included in the Company's and the Operating Partnership's annual report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS-None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES-None

ITEM 4.	MINE SAFETY DISCLOSURES-None

ITEM 5.	OTHER INFORMATION-None

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.(i)1*	Kilroy Realty Corporation Articles of Restatement

3.(i)2	Certificate of Limited Partnership of Kilroy Realty, L.P.(1)

3.(i)3	Amendment to the Certificate of Limited Partnership of Kilroy Realty, L.P.(1)

3.(ii)1	Second Amended and Restated Bylaws of Kilroy Realty Corporation(2)

3.(ii)2	Amendment No. 1 to Second Amended and Restated Bylaws of Kilroy Realty Corporation(3)

3.(ii)3	Sixth Amendment and Restated Agreement of Limited Partnership of Kilroy Realty, L.P., dated March 27, 2012(4)

4.1*	Registration Rights Agreement dated July 31, 2012

10.1	Promissory Note, dated June 28, 2012(5)

10.2	Loan Agreement dated June 28, 2012, by and between KR MML 12701, LLC and Massachusetts Mutual Life Insurance Company(5)

10.3	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Irvine) for 2211 Michelson Drive, Irvine, California, dated June 28, 2012(5)

10.4	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Santa Monica) for 2100-2110 Colorado Avenue, Santa Monica, California, dated June 28, 2012(5)

10.5	Recourse Guaranty Agreement, dated June 28, 2012(5)

10.6	Environmental Indemnification Agreement, dated June 28, 2012(5)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty Corporation

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty Corporation

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty, L.P.

31.4*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty, L.P.

32.1*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty Corporation

32.2*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty Corporation

32.3*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty, L.P.

32.4*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty, L.P.

101.1
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to the Consolidated Financial Statements (unaudited).(6)

________________________

*	Filed herewith

†	Management contract or compensatory plan or arrangement

(1)	Previously filed by Kilroy Realty, L.P. as an exhibit to the General Form for Registration of Securities on Form 10 as filed with the Securities and Exchange Commission on August 18, 2010.

(2)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2008.

(3)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 27, 2009.

(4)	Previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on April 2, 2012.

(5)	Previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2012.

(6)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 2, 2012.

KILROY REALTY CORPORATION

By:	/s/ John B. Kilroy, Jr.
John B. Kilroy, Jr. President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Tyler H. Rose
Tyler H. Rose Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Heidi R. Roth
Heidi R. Roth Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 2, 2012.

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