Form 10-Q
period 2012-09-30
KILROY REALTY CORP; Kilroy Realty, L.P.
filed 2012-10-31
CIK 1025996, 1493976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Kilroy Realty Corporation Yes  ☐     No   ☑
Kilroy Realty, L.P. Yes  ☐     No   ☑
As of October 29, 2012, 74,692,939 shares of Kilroy Realty Corporation common stock, par value $.01 per share, were outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2012 of Kilroy Realty Corporation and Kilroy Realty, L.P. Unless stated otherwise or the context otherwise requires, references to "Kilroy Realty Corporation" or the "Company," "we," "our," and "us" mean Kilroy Realty Corporation, a Maryland corporation, and its controlled and consolidated subsidiaries, and references to "Kilroy Realty, L.P." or the "Operating Partnership" mean Kilroy Realty, L.P., a Delaware limited partnership, and its controlled and consolidated subsidiaries.
The Company is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of September 30, 2012, the Company owned an approximate 97.6% common general partnership interest in the Operating Partnership. The remaining approximate 2.4% common limited partnership interests are owned by non-affiliated investors and certain directors and executive officers of the Company. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership's day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions, and refinancings and cause changes in its line of business, capital structure, and distribution policies.
There are a few differences between the Company and the Operating Partnership, which are reflected in the disclosures in this Form 10-Q. We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how the Company and the Operating Partnership operate as an interrelated, consolidated company. The Company is a REIT, the only material asset of which is the partnership interests it holds in the Operating Partnership. As a result, the Company does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. The Company itself is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company either directly or through its subsidiaries, conducts the operations of the Company's business and is structured as a limited partnership with no publicly traded equity. Except for net proceeds from equity issuances by the Company, which the Company is required to contribute to the Operating Partnership in exchange for partnership units, the Operating Partnership generates the capital required by the Company's business through the Operating Partnership's operations, by the Operating Partnership's incurrence of indebtedness or through the issuance of partnership units.
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
To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	consolidated financial statements;

•	the following notes to the consolidated financial statements:

◦	Note 5, Secured and Unsecured Debt of the Operating Partnership;

◦	Note 6, Noncontrolling Interests on the Company's Consolidated Financial Statements;

i

◦	Note 7, Preferred and Common Stock of the Company;

◦	Note 8, Preferred and Common Units of the Operating Partnership;

◦	Note 15, Net (Loss) Income Available to Common Stockholders Per Share of the Company;

◦	Note 16, Net (Loss) Income Available to Common Unitholders Per Unit of the Operating Partnership;

◦	Note 18, Pro Forma Results of the Company;

◦	Note 19, Pro Forma Results of the Operating Partnership;

•	"Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of the Company"; and

•	"Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of the Operating Partnership."
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
QUARTERLY REPORT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS OF KILROY REALTY CORPORATION
KILROY REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
REAL ESTATE ASSETS:
Land and improvements (Note 2)	$562,071	$537,574
Buildings and improvements (Note 2)	3,169,224	2,830,310
Undeveloped land and construction in progress (Note 2)	668,058	430,806
Total real estate held for investment	4,399,353	3,798,690
Accumulated depreciation and amortization	(725,728)	(742,503)
Total real estate assets held for investment, net ($296,656 and $101,352 of VIE, Note 1)	3,673,625	3,056,187
REAL ESTATE ASSETS AND OTHER ASSETS HELD FOR SALE, NET (Note 13)	166,019	84,156
CASH AND CASH EQUIVALENTS	16,113	4,777
RESTRICTED CASH	5,884	358
MARKETABLE SECURITIES (Note 12)	6,812	5,691
CURRENT RECEIVABLES, NET (Note 4)	7,113	8,395
DEFERRED RENT RECEIVABLES, NET (Note 4)	110,128	101,142
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Notes 2 and 3)	187,307	155,522
DEFERRED FINANCING COSTS, NET	18,442	18,368
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 11)	24,398	12,199
TOTAL ASSETS	$4,215,841	$3,446,795
LIABILITIES, NONCONTROLLING INTEREST AND EQUITY
LIABILITIES:
Secured debt (Notes 2, 5 and 12)	$520,867	$351,825
Exchangeable senior notes, net (Notes 5 and 12)	162,885	306,892
Unsecured debt, net (Notes 5 and 12)	1,130,814	980,569
Unsecured line of credit (Notes 5 and 12)	27,000	182,000
Accounts payable, accrued expenses and other liabilities	127,472	81,713
Accrued distributions (Note 17)	28,845	22,692
Deferred revenue and acquisition-related intangible liabilities, net (Notes 2 and 3)	120,407	79,781
Rents received in advance and tenant security deposits	31,728	26,917
Liabilities and deferred revenue of real estate assets held for sale (Note 13)	4,455	13,286
Total liabilities	2,154,473	2,045,675
COMMITMENTS AND CONTINGENCIES (Note 11)
NONCONTROLLING INTEREST (Note 6):
7.45% Series A Cumulative Redeemable Preferred units of the Operating Partnership	—	73,638
EQUITY:
Stockholders' Equity (Note 7):
Preferred stock, $.01 par value, 30,000,000 shares authorized:
7.45% Series A Cumulative Redeemable Preferred stock, $.01 par value, no authorized shares at 9/30/12 and 1,500,000 shares authorized, none issued and outstanding at 12/31/2011	—	—
7.80% Series E Cumulative Redeemable Preferred stock, $.01 par value, 1,610,000 shares authorized, issued and outstanding ($40,250 liquidation preference)	—	38,425
7.50% Series F Cumulative Redeemable Preferred stock, $.01 par value, 3,450,000 shares authorized, issued and outstanding ($86,250 liquidation preference)	—	83,157
6.875% Series G Cumulative Redeemable Preferred stock, $.01 par value, 4,600,000 shares authorized, 4,000,000 shares issued and outstanding ($100,000 liquidation preference)	96,155	—
6.375% Series H Cumulative Redeemable Preferred stock, $.01 par value, 4,000,000 shares authorized, issued and outstanding ($100,000 liquidation preference)	96,256	—
Common stock, $.01 par value, 150,000,000 shares authorized, 74,692,939 and 58,819,717 shares issued and outstanding, respectively	747	588
Additional paid-in capital	2,114,774	1,448,997
Distributions in excess of earnings	(288,765)	(277,450)
Total stockholders' equity	2,019,167	1,293,717
Noncontrolling interest:
Common units of the Operating Partnership (Note 6)	42,201	33,765
Total equity	2,061,368	1,327,482
TOTAL LIABILITIES, NONCONTROLLING INTEREST AND EQUITY	$4,215,841	$3,446,795
See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUES:
Rental income	$95,405	$79,673	$268,228	$223,853
Tenant reimbursements	8,665	6,387	23,947	17,382
Other property income	223	339	1,625	2,136
Total revenues	104,293	86,399	293,800	243,371
EXPENSES:
Property expenses	21,871	18,132	57,906	49,091
Real estate taxes	9,312	7,352	25,138	21,941
Provision for bad debts	—	144	2	265
Ground leases	859	503	2,276	1,266
General and administrative expenses	8,727	6,355	26,745	20,355
Acquisition-related expenses	556	1,163	3,897	2,829
Depreciation and amortization	44,109	33,275	116,832	88,969
Total expenses	85,434	66,924	232,796	184,716
OTHER (EXPENSES) INCOME:
Interest income and other net investment gains (Note 12)	330	30	703	272
Interest expense (Note 5)	(19,854)	(22,896)	(60,172)	(62,671)
Total other (expenses) income	(19,524)	(22,866)	(59,469)	(62,399)
(LOSS) INCOME FROM CONTINUING OPERATIONS	(665)	(3,391)	1,535	(3,744)
DISCONTINUED OPERATIONS (Note 13)
Income from discontinued operations	3,187	5,126	9,127	13,818
Net gain on dispositions of discontinued operations	—	12,555	72,809	12,555
Total income from discontinued operations	3,187	17,681	81,936	26,373
NET INCOME	2,522	14,290	83,471	22,629
Net loss (income) attributable to noncontrolling common units of the Operating Partnership	67	(296)	(1,708)	(320)
NET INCOME ATTRIBUTABLE TO KILROY REALTY CORPORATION	2,589	13,994	81,763	22,309
PREFERRED DISTRIBUTIONS AND DIVIDENDS:
Distributions to noncontrolling cumulative redeemable preferred units of the Operating Partnership (Note 6)	(747)	(1,397)	(3,541)	(4,191)
Preferred dividends (Note 7)	(2,533)	(2,402)	(7,254)	(7,206)
Original issuance costs of redeemed preferred stock and preferred units (Note 6 and 7)	(2,062)	—	(6,980)	—
Total preferred distributions and dividends	(5,342)	(3,799)	(17,775)	(11,397)
NET (LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS	$(2,753)	$10,195	$63,988	$10,912
Loss from continuing operations available to common stockholders per common share - basic (Note 15)	$(0.08)	$(0.12)	$(0.25)	$(0.28)
Loss from continuing operations available to common stockholders per common share - diluted (Note 15)	$(0.08)	$(0.12)	$(0.25)	$(0.28)
Net (loss) income available to common stockholders per share - basic (Note 15)	$(0.04)	$0.17	$0.92	$0.18
Net (loss) income available to common stockholders per share - diluted (Note 15)	$(0.04)	$0.17	$0.92	$0.18
Weighted average common shares outstanding - basic (Note 15)	71,889,475	58,355,127	67,975,309	56,136,477
Weighted average common shares outstanding - diluted (Note 15)	71,889,475	58,355,127	67,975,309	56,136,477
Dividends declared per common share	$0.35	$0.35	$1.05	$1.05
See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands, except share and per share/unit data)

		Common Stock				Total Stock- holders' Equity	Noncontrol- ling Interests - Common Units of the Operating Partnership	Total Equity
	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AS OF DECEMBER 31, 2010	$121,582	52,349,670	$523	$1,211,498	$(247,252)	$1,086,351	$31,379	$1,117,730
Net income					22,309	22,309	320	22,629
Issuance of common stock		6,037,500	61	220,954		221,015		221,015
Issuance of share-based compensation awards		68,727	1	2,446		2,447		2,447
Noncash amortization of share-based compensation				4,201		4,201		4,201
Repurchase of common stock and restricted stock units		(11,485)		(736)		(736)		(736)
Exercise of stock options		15,000		395		395		395
Exchange of common units of the Operating Partnership		5,000		91		91	(91)	—
Adjustment for noncontrolling interest				(3,269)		(3,269)	3,269	—
Preferred distributions and dividends					(11,397)	(11,397)		(11,397)
Dividends declared per common share and common unit ($1.05 per share/unit)					(60,136)	(60,136)	(1,805)	(61,941)
BALANCE AS OF SEPTEMBER 30, 2011	$121,582	58,464,412	$585	$1,435,580	$(296,476)	$1,261,271	$33,072	$1,294,343

		Common Stock				Total Stock- holders' Equity	Noncontrol- ling Interests - Common Units of the Operating Partnership	Total Equity
	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AS OF DECEMBER 31, 2011	$121,582	58,819,717	$588	$1,448,997	$(277,450)	$1,293,717	$33,765	$1,327,482
Net income					81,763	81,763	1,708	83,471
Issuance of Series G Preferred stock and Series H Preferred Stock (Note 7)	192,411					192,411		192,411
Redemption of Series E and Series F Preferred stock (Note 7)	(121,582)				(4,918)	(126,500)		(126,500)
Redemption of Series A Preferred units (Note 6)					(2,062)	(2,062)		(2,062)
Issuance of common stock (Note 7)		15,813,189	159	662,212		662,371		662,371
Issuance of share-based compensation awards (Note 9)		62,137		957		957		957
Noncash amortization of share-based compensation (Note 9)				6,182		6,182		6,182
Repurchase of common stock and restricted stock units (Note 9)		(22,312)		(603)		(603)		(603)
Settlement of restricted stock units for shares of common stock (Note 9)		5,208		(133)		(133)		(133)
Exercise of stock options		5,000		129		129		129
Issuance of common units (Note 8)							5,604	5,604
Exchange of common units of the Operating Partnership		10,000		231		231	(231)	—
Adjustment for noncontrolling interest				(3,198)		(3,198)	3,198	—
Preferred distributions and dividends					(10,795)	(10,795)		(10,795)
Dividends declared per common share and common unit ($1.05 per share/unit)					(75,303)	(75,303)	(1,843)	(77,146)
BALANCE AS OF SEPTEMBER 30, 2012	$192,411	74,692,939	$747	$2,114,774	$(288,765)	$2,019,167	$42,201	$2,061,368
See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$83,471	$22,629
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of building and improvements and leasing costs	122,754	96,971
(Decrease) increase in provision for bad debts	(192)	141
Depreciation of furniture, fixtures and equipment	896	839
Noncash amortization of share-based compensation awards	5,544	3,365
Noncash amortization of deferred financing costs and debt discounts and premiums	7,078	10,164
Noncash amortization of net (below)/above market rents (Note 3)	(4,616)	1,519
Net gain on dispositions of discontinued operations (Note 13)	(72,809)	(12,555)
Noncash amortization of deferred revenue related to tenant-funded tenant improvements	(6,851)	(7,005)
Straight-line rents	(16,433)	(15,543)
Net change in other operating assets	(2,529)	(4,326)
Net change in other operating liabilities	31,965	18,496
Insurance proceeds received for property damage	(951)	(630)
Net cash provided by operating activities	147,327	114,065
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for acquisition of operating properties, net of cash acquired (Note 2)	(393,133)	(481,756)
Expenditures for acquisition of development and redevelopment properties (Note 2)	(163,271)	—
Expenditures for operating properties	(60,967)	(41,087)
Expenditures for development and redevelopment properties and undeveloped land	(52,937)	(18,682)
Net proceeds received from dispositions of operating properties (Note 13)	141,810	—
Insurance proceeds received for property damage	951	—
Increase in acquisition-related deposits	(8,250)	(11,000)
Increase in restricted cash (Note 2)	(5,526)	(690)
Net cash used in investing activities	(541,323)	(553,215)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Series G and Series H preferred stock (Note 7)	192,411	—
Redemption of Series E and Series F preferred stock (Note 7)	(126,500)	—
Redemption of Series A preferred units (Note 6)	(75,000)	—
Net proceeds from issuance of common stock (Note 7)	662,371	221,015
Borrowings on unsecured line of credit	418,000	302,000
Repayments on unsecured line of credit	(573,000)	(461,000)
Proceeds from issuance of secured debt	97,000	135,000
Principal payments on secured debt	(104,578)	(5,295)
Proceeds from the issuance of unsecured debt (Note 5)	150,000	324,476
Repayments of exchangeable senior notes (Note 5)	(148,000)	—
Financing costs	(5,396)	(8,584)
Decrease in loan deposits	—	2,859
Repurchase of common stock and restricted stock units (Note 9)	(736)	(736)
Proceeds from exercise of stock options	129	395
Dividends and distributions paid to common stockholders and common unitholders	(70,517)	(58,942)
Dividends and distributions paid to preferred stockholders and preferred unitholders	(10,852)	(11,397)
Net cash provided by financing activities	405,332	439,791
Net increase in cash and cash equivalents	11,336	641
Cash and cash equivalents, beginning of period	4,777	14,840
Cash and cash equivalents, end of period	$16,113	$15,481

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS-(Continued)
(unaudited, in thousands)

	Nine Months Ended September 30,
	2012	2011
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $11,531 and $5,361 as of September 30, 2012 and 2011, respectively	$49,378	$42,070
NONCASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$8,299	$13,506
Tenant improvements funded directly by tenants	$16,303	$3,037
Assumption of secured debt in connection with property acquisitions (Notes 2 and 5)	$177,678	$30,042
Assumption of other assets and liabilities in connection with operating and development property acquisitions, net (Note 2)	$11,667	$4,515
Net disposition proceeds held by a qualified intermediary in connection with Section 1031 exchange	$—	$23,285
NONCASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders	$26,782	$21,064
Accrual of dividends and distributions payable to preferred stockholders and preferred unitholders	$1,693	$1,909
Issuance of share-based compensation awards, net (Note 9)	$30,929	$7,505
Issuance of common units in the Operating Partnership in connection with an operating property acquisition (Note 2)	$5,604	$—
Exchange of common units of the Operating Partnership into shares of the Company's common stock	$231	$91

See accompanying notes to consolidated financial statements.

ITEM 1: FINANCIAL STATEMENTS OF KILROY REALTY, L.P.

KILROY REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
REAL ESTATE ASSETS:
Land and improvements (Note 2)	$562,071	$537,574
Buildings and improvements (Note 2)	3,169,224	2,830,310
Undeveloped land and construction in progress (Note 2)	668,058	430,806
Total real estate held for investment	4,399,353	3,798,690
Accumulated depreciation and amortization	(725,728)	(742,503)
Total real estate assets held for investment, net ($296,656 and $101,352 of VIE, Note 1)	3,673,625	3,056,187
REAL ESTATE ASSETS AND OTHER ASSETS HELD FOR SALE, NET (Note 13)	166,019	84,156
CASH AND CASH EQUIVALENTS	16,113	4,777
RESTRICTED CASH	5,884	358
MARKETABLE SECURITIES (Note 12)	6,812	5,691
CURRENT RECEIVABLES, NET (Note 4)	7,113	8,395
DEFERRED RENT RECEIVABLES, NET (Note 4)	110,128	101,142
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Notes 2 and 3)	187,307	155,522
DEFERRED FINANCING COSTS, NET	18,442	18,368
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 11)	24,398	12,199
TOTAL ASSETS	$4,215,841	$3,446,795
LIABILITIES, NONCONTROLLING INTEREST AND CAPITAL
LIABILITIES:
Secured debt (Notes 2, 5 and 12)	$520,867	$351,825
Exchangeable senior notes, net (Notes 5 and 12)	162,885	306,892
Unsecured debt, net (Notes 5 and 12)	1,130,814	980,569
Unsecured line of credit (Notes 5 and 12)	27,000	182,000
Accounts payable, accrued expenses and other liabilities	127,472	81,713
Accrued distributions (Note 17)	28,845	22,692
Deferred revenue and acquisition-related intangible liabilities, net (Notes 2 and 3)	120,407	79,781
Rents received in advance and tenant security deposits	31,728	26,917
Liabilities and deferred revenue of real estate assets held for sale (Note 13)	4,455	13,286
Total liabilities	2,154,473	2,045,675
COMMITMENTS AND CONTINGENCIES (Note 11)
7.45% SERIES A CUMULATIVE REDEEMABLE PREFERRED UNITS	—	73,638
CAPITAL:
Partners' Capital (Note 8):
7.80% Series E Cumulative Redeemable Preferred units, 1,610,000 units issued and outstanding ($40,250 liquidation preference)	—	38,425
7.50% Series F Cumulative Redeemable Preferred units, 3,450,000 units issued and outstanding ($86,250 liquidation preference)	—	83,157
6.875% Series G Cumulative Redeemable Preferred units, 4,000,000 units issued and outstanding ($100,000 liquidation preference)	96,155	—
6.375% Series H Cumulative Redeemable Preferred units, 4,000,000 units issued and outstanding ($100,000 liquidation preference)	96,256	—
Common units, 74,692,939 and 58,819,717 held by the general partner and 1,826,503 and 1,718,131 held by common limited partners issued and outstanding, respectively	1,866,172	1,203,259
Total partners' capital	2,058,583	1,324,841
Noncontrolling interest in consolidated subsidiaries	2,785	2,641
Total capital	2,061,368	1,327,482
TOTAL LIABILITIES, NONCONTROLLING INTEREST AND CAPITAL	$4,215,841	$3,446,795
See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUES:
Rental income	$95,405	79,673	$268,228	$223,853
Tenant reimbursements	8,665	6,387	23,947	17,382
Other property income	223	339	1,625	2,136
Total revenues	104,293	86,399	293,800	243,371
EXPENSES:
Property expenses	21,871	18,132	57,906	49,091
Real estate taxes	9,312	7,352	25,138	21,941
Provision for bad debts	—	144	2	265
Ground leases	859	503	2,276	1,266
General and administrative expenses	8,727	6,355	26,745	20,355
Acquisition-related expenses	556	1,163	3,897	2,829
Depreciation and amortization	44,109	33,275	116,832	88,969
Total expenses	85,434	66,924	232,796	184,716
OTHER (EXPENSES) INCOME:
Interest income and other net investment gains (Note 12)	330	30	703	272
Interest expense (Note 5)	(19,854)	(22,896)	(60,172)	(62,671)
Total other (expenses) income	(19,524)	(22,866)	(59,469)	(62,399)
(LOSS) INCOME FROM CONTINUING OPERATIONS	(665)	(3,391)	1,535	(3,744)
DISCONTINUED OPERATIONS (Note 13)
Income from discontinued operations	3,187	5,126	9,127	13,818
Net gain on dispositions of discontinued operations	—	12,555	72,809	12,555
Total income from discontinued operations	3,187	17,681	81,936	26,373
NET INCOME	2,522	14,290	83,471	22,629
Net income attributable to noncontrolling interests in consolidated subsidiaries	(48)	(30)	(144)	(95)
NET INCOME ATTRIBUTABLE TO KILROY REALTY, L.P.	2,474	14,260	83,327	22,534
Preferred distributions (Note 8)	(3,280)	(3,799)	(10,795)	(11,397)
Original issuance costs of redeemed preferred units (Note 6 and 8)	(2,062)	—	(6,980)	—
Total preferred distributions	(5,342)	(3,799)	(17,775)	(11,397)
NET (LOSS) INCOME AVAILABLE TO COMMON UNITHOLDERS	$(2,868)	$10,461	$65,552	$11,137
Loss from continuing operations available to common unitholders per common unit - basic (Note 16)	$(0.08)	$(0.12)	$(0.25)	$(0.28)
Loss from continuing operations available to common unitholders per common unit - diluted (Note 16)	$(0.08)	$(0.12)	$(0.25)	$(0.28)
Net (loss) income available to common unitholders per unit - basic (Note 16)	$(0.04)	$0.17	$0.92	$0.18
Net (loss) income available to common unitholders per unit - diluted (Note 16)	$(0.04)	$0.17	$0.92	$0.18
Weighted average common units outstanding - basic (Note 16)	73,680,259	60,073,258	69,717,834	57,857,538
Weighted average common units outstanding - diluted (Note 16)	73,680,259	60,073,258	69,717,834	57,857,538
Distributions declared per common unit	$0.35	$0.35	$1.05	$1.05
See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(unaudited, in thousands, except unit and per unit data)

	Partners' Capital			Total Partners' Capital	Noncontrolling Interests in Consolidated Subsidiaries
	Preferred Units	Number of Common Units	Common Units			Total Capital
BALANCE AS OF DECEMBER 31, 2010	$121,582	54,072,801	$994,511	$1,116,093	$1,637	$1,117,730
Net income			22,534	22,534	95	22,629
Issuance of common units		6,037,500	221,015	221,015		221,015
Issuance of share-based compensation awards		68,727	2,447	2,447		2,447
Noncash amortization of share-based compensation			4,201	4,201		4,201
Repurchase/redemption of common units and restricted stock units		(11,485)	(736)	(736)		(736)
Exercise of stock options		15,000	395	395		395
Other			20	20	(20)	—
Preferred distributions			(11,397)	(11,397)		(11,397)
Distributions declared per common unit ($1.05 per unit)			(61,941)	(61,941)		(61,941)
BALANCE AS OF SEPTEMBER 30, 2011	$121,582	60,182,543	$1,171,049	$1,292,631	$1,712	$1,294,343

	Partners' Capital			Total Partners' Capital	Noncontrolling Interests in Consolidated Subsidiaries
	Preferred Units	Number of Common Units	Common Units			Total Capital
BALANCE AS OF DECEMBER 31, 2011	$121,582	60,537,848	$1,203,259	$1,324,841	$2,641	$1,327,482
Net income			83,327	83,327	144	83,471
Issuance of Series G Preferred units and Series H Preferred units (Note 8)	192,411			192,411		192,411
Redemption of Series E and Series F Preferred units (Note 8)	(121,582)		(4,918)	(126,500)		(126,500)
Redemption of Series A Preferred units (Note 6)			(2,062)	(2,062)		(2,062)
Issuance of common units (Note 8)		15,813,189	662,371	662,371		662,371
Issuance of common units in connection with an operating property acquisition ( Notes 2 and 8)		118,372	5,604	5,604		5,604
Issuance of share-based compensation awards (Note 9)		62,137	957	957		957
Noncash amortization of share-based compensation (Note 9)			6,182	6,182		6,182
Repurchase/redemption of common units and restricted stock units (Note 9)		(22,312)	(603)	(603)		(603)
Settlement of restricted stock units (Note 9)		5,208	(133)	(133)		(133)
Exercise of stock options		5,000	129	129		129
Preferred distributions			(10,795)	(10,795)		(10,795)
Distributions declared per common unit ($1.05 per unit)			(77,146)	(77,146)		(77,146)
BALANCE AS OF SEPTEMBER 30, 2012	$192,411	76,519,442	$1,866,172	$2,058,583	$2,785	$2,061,368

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$83,471	$22,629
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of building and improvements and leasing costs	122,754	96,971
(Decrease) increase in provision for bad debts	(192)	141
Depreciation of furniture, fixtures and equipment	896	839
Noncash amortization of share-based compensation awards	5,544	3,365
Noncash amortization of deferred financing costs and debt discounts and premiums	7,078	10,164
Noncash amortization of net (below)/above market rents (Note 3)	(4,616)	1,519
Net gain on dispositions of discontinued operations (Note 13)	(72,809)	(12,555)
Noncash amortization of deferred revenue related to tenant-funded tenant improvements	(6,851)	(7,005)
Straight-line rents	(16,433)	(15,543)
Net change in other operating assets	(2,529)	(4,326)
Net change in other operating liabilities	31,965	18,496
Insurance proceeds received for property damage	(951)	(630)
Net cash provided by operating activities	147,327	114,065
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for acquisition of operating properties, net of cash acquired (Note 2)	(393,133)	(481,756)
Expenditures for acquisition of development and redevelopment properties (Note 2)	(163,271)	—
Expenditures for operating properties	(60,967)	(41,087)
Expenditures for development and redevelopment properties and undeveloped land	(52,937)	(18,682)
Net proceeds received from dispositions of operating properties (Note 13)	141,810	—
Insurance proceeds received for property damage	951	—
Increase in acquisition-related deposits	(8,250)	(11,000)
Increase in restricted cash (Note 2)	(5,526)	(690)
Net cash used in investing activities	(541,323)	(553,215)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Series G and Series H preferred units (Note 8)	192,411	—
Redemption of Series E and Series F preferred units (Note 8)	(126,500)	—
Redemption of Series A preferred units (Note 6)	(75,000)	—
Net proceeds from issuance of common units (Note 8)	662,371	221,015
Borrowings on unsecured line of credit	418,000	302,000
Repayments on unsecured line of credit	(573,000)	(461,000)
Proceeds from issuance of secured debt	97,000	135,000
Principal payments on secured debt	(104,578)	(5,295)
Proceeds from the issuance of unsecured debt (Note 5)	150,000	324,476
Repayments of exchangeable senior notes (Note 5)	(148,000)	—
Financing costs	(5,396)	(8,584)
Decrease in loan deposits	—	2,859
Repurchase/redemption of common units and restricted stock units (Note 9)	(736)	(736)
Proceeds from exercise of stock options	129	395
Distributions paid to common unitholders	(70,517)	(58,942)
Distributions paid to preferred unitholders	(10,852)	(11,397)
Net cash provided by financing activities	405,332	439,791
Net increase in cash and cash equivalents	11,336	641
Cash and cash equivalents, beginning of period	4,777	14,840
Cash and cash equivalents, end of period	$16,113	$15,481

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS-(Continued)
(unaudited, in thousands)

	Nine Months Ended September 30,
	2012	2011
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $11,531 and $5,361 as of September 30, 2012 and 2011, respectively	$49,378	$42,070
NONCASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$8,299	$13,506
Tenant improvements funded directly by tenants	$16,303	$3,037
Assumption of secured debt in connection with property acquisitions (Notes 2 and 5)	$177,678	$30,042
Assumption of other assets and liabilities in connection with operating and development property acquisitions, net (Note 2)	$11,667	$4,515
Net disposition proceeds held by a qualified intermediary in connection with Section 1031 exchange	$—	$23,285
NONCASH FINANCING TRANSACTIONS:
Accrual of distributions payable to common unitholders	$26,782	$21,064
Accrual of distributions payable to preferred unitholders	$1,693	$1,909
Issuance of common units in connection with an operating property acquisition (Note 2)	$5,604	$—
Issuance of share-based compensation awards, net (Note 9)	$30,929	$7,505
See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2012 and 2011
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
Our portfolio of operating properties was comprised of the following office buildings (the"Office Properties") and industrial buildings (the "Industrial Properties") at September 30, 2012:

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied
Stabilized Properties	111	12,656,542	497	91.1%
Properties Held for Sale (1)	44	3,721,989	68	86.7%
________________________

(1)	Includes all Industrial Properties and five Office Properties (see Note 13 for additional information).
    As of September 30, 2012, our stabilized portfolio of operating properties excluded all thirty-nine Industrial Properties and five Office Properties since these forty-four properties were classified as "held-for-sale" at September 30, 2012 (see Note 13 for further discussion). Our stabilized portfolio includes all of our properties with the exception of properties held-for-sale, undeveloped land, development and redevelopment properties currently under construction or committed for construction, and "lease-up" properties. We define "lease-up" properties as properties we recently developed or redeveloped that have not yet reached 95% occupancy and are within one year following cessation of major construction activities. We had no "lease-up" properties at September 30, 2012.
As of September 30, 2012, we had one office development property under construction which is expected to encompass approximately 341,000 rentable square feet upon completion, and four office redevelopment properties under construction encompassing approximately 918,000 rentable square feet. As of September 30, 2012, all of our properties are owned and all of our business is currently conducted in the state of California with the exception of ten office properties located in the state of Washington.
As of September 30, 2012, the Company owned a 97.6% general partnership interest in the Operating Partnership. The remaining 2.4% common limited partnership interest in the Operating Partnership as of September 30, 2012 was owned by non-affiliated investors and certain of our directors and executive officers (see Note 6). Both the general and limited common partnership interests in the Operating Partnership are denominated in common units. The number of common units held by the Company is at all times equivalent to the number of outstanding shares of the Company's common stock, and the rights of all the common units to quarterly distributions and payments in liquidation mirror those of the Company's common stockholders. The common limited partners have certain redemption rights as provided in the Operating Partnership's Seventh Amended and Restated Agreement of Limited Partnership (as amended, the "Partnership Agreement") (see Note 6).
Kilroy Realty Finance, Inc., which is a wholly-owned subsidiary of the Company, is the sole general partner of the Finance Partnership and owns a 1.0% general partnership interest. The Operating Partnership owns the remaining 99.0% limited partnership interest. Kilroy Services, LLC ("KSLLC"), which is a wholly-owned subsidiary of the Operating Partnership, is the entity through which we conduct substantially all of our development activities. With the exception of the Operating Partnership, all of our subsidiaries are wholly-owned.

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
Consolidated Variable Interest Entities
As of September 30, 2012 the consolidated financial statements of the Company and the Operating Partnership also included four variable interest entities ("VIEs") in which we are deemed to be the primary beneficiary. During the nine months ended September 30, 2012, two operating properties and two development projects were acquired in four separate transactions and transferred to four special purpose VIEs to facilitate potential like−kind exchanges pursuant to Section 1031 of the Code to defer taxable gains on sales for federal and state income tax purposes (each, a "Section 1031 Exchange"). To realize the tax deferral available under the Section 1031 Exchange, the Company must complete the Section 1031 Exchanges, if any, and take title to the to-be-exchanged properties within 180 days of the acquisition dates (see Note 2). The VIEs will be terminated upon the completion of the Section 1031 Exchanges or the expiration of the 180-day period, as applicable. The impact of consolidating the VIEs increased the Company's total assets and liabilities by approximately $317.1 million (of which $296.7 million is related to real estate held for investment on our consolidated balance sheet) and $94.4 million, respectively, at September 30, 2012. As of December 31, 2011, the consolidated financial statements of the Company and the Operating Partnership included one VIE of which we were deemed to be the primary beneficiary, which was established in September 2011 to facilitate a Section 1031 Exchange. The impact of consolidating this VIE increased the Company's total assets and liabilities by approximately $108.5 million (of which $101.4 million is related to real estate held for investment on our consolidated balance sheet) and $7.3 million, respectively, at December 31, 2011. This Section 1031 Exchange was completed in January 2012 and this entity was no longer a VIE at September 30, 2012.
Change in Segment Reporting
Prior to the quarter ended September 30, 2012, we had one reportable segment which was our Office Properties segment and one non-reportable segment, which was our Industrial Properties segment. During the three months ended September 30, 2012, we determined that all of our Industrial Properties and five of our Office Properties met the criteria to be reported as held for sale on our consolidated balance sheets and therefore the results for all of our Industrial Properties were reported in discontinued operations for the three and nine months ended September 30, 2012 (see Note 14). As a result, beginning with the reporting period ended September 30, 2012, we only have one segment which is our Office Properties segment (see Note 14).
Reclassifications
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
Recent Accounting Pronouncements
In October 2012, the FASB issued Accounting Standards Update 2012-04, Technical Corrections and Improvements ("ASU 2012-04"), which makes certain technical corrections and “conforming fair value amendments” to the FASB Accounting Standards Codification. The amendments affect various Codification topics and apply to all reporting entities within the scope of those topics. These provisions of the amendment are effective upon issuance, except for amendments that are subject to transition guidance,

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which will be effective for fiscal periods beginning after December 15, 2012. The provisions of ASU 2012-04 are not expected to have a material impact on our consolidated financial statements.
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

2.    Acquisitions
Operating Properties
During the nine months ended September 30, 2012, we acquired the twelve operating office properties listed below from unrelated third parties. Unless otherwise noted, we funded these acquisitions with proceeds from the Company's public offerings of common stock in February 2012 and August 2012 (see Note 7), borrowings under the unsecured line of credit (see Note 5), disposition proceeds (see Note 13), the assumption of existing debt and the issuance of common units of the Operating Partnership.

Property	Date of Acquisition	Number of Buildings	Rentable Square Feet	Occupancy as of September 30, 2012	Purchase Price (in millions)(1)
4100-4700 Bohannon Drive
Menlo Park, CA	February 29, 2012	7	374,139	78.4%	$162.5
701 and 801 N. 34th Street
Seattle, WA (3)	June 1, 2012	2	308,407	99.4%	105.4
837 N. 34th Street
Seattle, WA (2)	June 1, 2012	1	111,580	100.0%	39.2
10900 NE 4th Street
Bellevue, WA (2)(4)	July 24, 2012	1	416,755	90.5%	186.1
6255 W. Sunset Boulevard
Los Angeles, CA (5)	July 31, 2012	1	321,883	87.3%	78.8
Total		12	1,532,764		$572.0
________________________

(1)	Excludes acquisition-related costs and includes assumed unpaid leasing commissions, tenant improvements, and other property related liabilities.

(2)	As of September 30, 2012, these properties are temporarily being held in separate VIEs to facilitate potential Section 1031 Exchanges (see Note 1).

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

(4)	In connection with this acquisition, we assumed secured debt with an outstanding principal balance of $83.6 million and a premium of $1.4 million as a result of recording this debt at fair value on the acquisition date (see Note 5).
(5) As part of the consideration for this transaction, we issued 118,372 common units of the Operating Partnership "OP units" valued at $47.34, which was the Company's closing stock price on the NYSE on the acquisition date. In connection with this acquisition we also assumed secured debt with an outstanding principal balance of $53.9 million and a premium of $3.1 million as a result of recording this debt at fair value on the acquisition date (see Note 5). We also assumed $4.7 million of accrued liabilities in connection with this acquisition which are not included in the purchase price above.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The related assets, liabilities, and results of operations of the acquired properties are included in the consolidated financial statements as of the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the respective acquisition dates:

	4100-4700 Bohannon Drive, Menlo Park, CA (1)	10900 NE 4th Street, Bellevue, WA (1)	All Other Acquisitions (2)	Total
	(in thousands)
Assets
Land and improvements(3)	$38,810	$25,080	$18,111	$82,001
Buildings and improvements(4)	124,617	150,877	204,288	479,782
Cash and cash equivalents	—	—	3,973	3,973
Restricted cash	—	—	5,329	5,329
Deferred leasing costs and acquisition-related intangible assets(5)	9,470	16,469	29,790	55,729
Prepaid expenses and other assets	—	—	184	184
Total assets acquired	172,897	192,426	261,675	626,998

Liabilities
Deferred revenue and acquisition-related intangible liabilities(6)	10,380	4,940	19,250	34,570
Secured debt(7)	—	84,984	92,694	177,678
Accounts payable, accrued expenses and other liabilities	137	627	5,584	6,348
Total liabilities assumed	10,517	90,551	117,528	218,596
Net assets and liabilities acquired(8)	$162,380	$101,875	$144,147	$408,402
________________________

(1)
The purchase of 4100-4700 Bohannon Drive, Menlo Park, CA, and 10900 NE 4th Street, Bellevue, WA, represent the two largest acquisitions and approximately 61% of the total aggregate purchase price of the operating properties acquired during the nine months ended September 30, 2012.

(2)
The purchase price of all other acquisitions completed during the nine months ended September 30, 2012 were individually less than 5% and in aggregate less than 10% of the Company's total assets as of December 31, 2011.

(3)
In connection with the acquisitions of 701, 801, and 837 N. 34th Street, Seattle, WA, we assumed the lessee obligations under a ground lease with an initial expiration in December 2041. The ground lease obligation contains three 10-year extension options and one 45-year extension option (see Note 11 for additional information pertaining to this ground lease).

(4)	Represents buildings, building improvements and tenant improvements.

(5)
Represents in-place leases (approximately $41.1 million with a weighted average amortization period of 4.6 years), above-market leases (approximately $1.4 million with a weighted average amortization period of 3.8 years), leasing commissions (approximately $12.8 million with a weighted average amortization period of 3.4 years), and a below-market ground lease obligation (approximately $0.5 million with a weighted average amortization period of 59.6 years).

(6)
Represents below-market leases (approximately $33.5 million with a weighted average amortization period of 6.5 years) and an above-market ground lease obligation (approximately $1.1 million with a weighted average amortization period of 29.6 years).

(7)	Represents the fair value of the mortgage loans assumed, which includes an aggregate unamortized premium balance of approximately $6.2 million at the dates of acquisition (see Note 5).

(8)	Reflects the purchase price plus cash and restricted cash received, net of assumed secured debt, lease-related obligations and other accrued liabilities.
Development and Redevelopment Projects
During the nine months ended September 30, 2012, we acquired three development and redevelopment projects from unrelated third parties. Unless otherwise noted, we funded these acquisitions with proceeds from the Company's public offering of common stock in August 2012 (see Note 7) and borrowings under the unsecured line of credit (see Note 5).

Project	Date of Acquisition	Type	Purchase Price (in millions)
690 E. Middlefield Road
Mountain View, CA (1)	May 9, 2012	Development	$74.5
333 Brannan Street
San Francisco, CA (2)	July 20, 2012	Development	18.5
Columbia Square
Los Angeles, CA (2)(3)	September 28, 2012	Development and Redevelopment	65.0
Total			$158.0

________________________

(1)
The total purchase price for this 100% pre-leased acquisition was comprised of a cash purchase price of $74.5 million plus $9.5 million of assumed leasing commissions and other net accrued liabilities.

(2)	As of September 30, 2012, these properties are temporarily being held in separate VIEs to facilitate potential Section 1031 Exchanges (see Note 1).

(3)	In connection with this acquisition we also assumed $1.1 million of other accrued liabilities which are not included in the purchase price above.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The related assets and liabilities of the acquired projects are included in the consolidated financial statements as of the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

Total
(in thousands)
Assets
Undeveloped land and construction in progress	$168,614
Prepaid expenses and other assets	1,300
Total assets acquired	169,914

Liabilities
Accounts payable, accrued expenses and other liabilities	7,227
Total liabilities assumed	7,227
Net assets and liabilities acquired (1)	$162,687

(1)	Reflects the purchase price including assumed leasing commissions, net of assumed accrued liabilities.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Deferred Leasing Costs and Acquisition-related Intangible Assets and Liabilities, net
The following table summarizes our deferred leasing costs and acquisition-related intangible assets (acquired value of leasing costs, above-market operating leases, in-place leases and below-market ground lease obligation) and intangible liabilities (acquired value of below-market operating leases and above-market ground lease obligation) as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(in thousands)
Deferred Leasing Costs and Acquisition-related Intangible Assets, net(1):
Deferred leasing costs	$153,288	$142,652
Accumulated amortization	(55,641)	(52,974)
Deferred leasing costs, net	97,647	89,678
Above-market operating leases	27,927	28,143
Accumulated amortization	(10,691)	(8,101)
Above-market operating leases, net	17,236	20,042
In-place leases	98,788	61,355
Accumulated amortization	(26,901)	(15,753)
In-place leases, net	71,887	45,602
Below-market ground lease obligation	690	200
Accumulated amortization	(153)	—
Below-market ground lease obligation, net	537	200
Total deferred leasing costs and acquisition-related intangible assets, net	$187,307	$155,522
Acquisition-related Intangible Liabilities, net(1)(2):
Below-market operating leases	$70,036	$37,582
Accumulated amortization	(13,984)	(6,158)
Below-market operating leases, net	56,052	31,424
Above-market ground lease obligation	6,320	5,200
Accumulated amortization	(97)	(37)
Above-market ground lease obligation, net	6,223	5,163
Total acquisition-related intangible liabilities, net	$62,275	$36,587
________________________

(1)
Balances and accumulated amortization amounts at September 30, 2012 reflect the write-off of the following fully amortized amounts at January 1, 2012: deferred leasing costs (approximately $9.5 million), above-market leases (approximately $1.6 million), in-place leases (approximately $3.7 million), and below-market leases (approximately $1.0 million).

(2)	Included in deferred revenue and acquisition-related intangible liabilities, net in the consolidated balance sheets.
The following table sets forth amortization related to deferred leasing costs and acquisition-related intangibles for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Deferred leasing costs(1)	$5,238	$4,317	$14,126	$12,053
Above-market operating leases(2)	1,459	1,502	4,205	4,095
In-place leases(1)	6,479	3,379	14,858	8,238
Below-market ground lease obligation(3)	52	—	153	—
Below-market operating leases(4)	(3,487)	(1,381)	(8,821)	(2,576)
Above-market ground lease obligation(5)	(25)	16	(60)	21
Total	$9,716	$7,833	$24,461	$21,831
_________________________

(1)	The amortization of deferred leasing costs and in-place leases is recorded to depreciation and amortization expense in the consolidated statements of operations for the periods

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The following table sets forth the estimated annual amortization expense related to deferred leasing costs and acquisition−related intangibles as of September 30, 2012 for future periods:

Year	Deferred Leasing Costs	Above-Market Operating Leases(1)	In-Place Leases	Below-Market Ground Lease Obligation(2)	Below-Market Operating Leases(3)	Above-Market Ground Lease Obligation(4)
	(in thousands)
Remaining 2012	$5,599	$1,485	$6,950	$52	$(3,497)	$(25)
2013	20,523	5,293	22,881	8	(12,946)	(101)
2014	18,131	4,313	15,219	8	(11,202)	(101)
2015	14,389	2,534	9,614	8	(8,811)	(101)
2016	11,821	1,506	6,505	8	(6,641)	(101)
Thereafter	27,184	2,105	10,718	453	(12,955)	(5,794)
Total	$97,647	$17,236	$71,887	$537	$(56,052)	$(6,223)
_______________________

(1)	Represents estimated annual amortization related to above-market operating leases. Amounts will be recorded as a decrease to rental income in the consolidated statements of operations.

(2)	Represents estimated annual amortization related to below−market ground lease obligations. Amounts will be recorded as an increase to ground lease expense in the consolidated statements of operations.

(3)	Represents estimated annual amortization related to below-market operating leases. Amounts will be recorded as an increase to rental income in the consolidated statements of operations.

(4)	Represents estimated annual amortization related to above−market ground lease obligations. Amounts will be recorded as a decrease to ground lease expense in the consolidated statements of operations.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Receivables
Current Receivables, net
Current receivables, net is primarily comprised of contractual rents and other lease-related obligations due from tenants. The balance consisted of the following as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(in thousands)
Current receivables	$9,541	$10,985
Allowance for uncollectible tenant receivables	(2,428)	(2,590)
Current receivables, net	$7,113	$8,395
 Deferred Rent Receivables, net
Deferred rent receivables, net consisted of the following as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(in thousands)
Deferred rent receivables	$112,760	$104,548
Allowance for deferred rent receivables	(2,632)	(3,406)
Deferred rent receivables, net	$110,128	$101,142

5.    Secured and Unsecured Debt of the Operating Partnership
Secured Debt
The following table sets forth the composition of our secured debt as of September 30, 2012 and December 31, 2011:

	Annual Stated	GAAP
Type of Debt	Interest Rate (1)	Effective Rate (1)(2)	Maturity Date	September 30, 2012 (10)	December 31, 2011 (10)
				(in thousands)
Mortgage note payable	4.27%	4.27%	2/1/2018	$135,000	$135,000
Mortgage note payable (3)(9)	4.48%	4.48%	7/1/2027	97,000	—
Mortgage note payable (4)(9)	6.37%	3.55%	4/1/2013	84,238	—
Mortgage note payable (5)	5.57%	5.57%	8/1/2012	—	71,517
Mortgage note payable	6.51%	6.51%	2/1/2017	68,844	69,507
Mortgage note payable (6)(9)	5.23%	3.50%	1/1/2016	56,730	—
Mortgage note payable (7)(9)	5.09%	3.50%	8/7/2015	35,512	—
Mortgage note payable (9)	4.94%	4.00%	4/15/2015	29,258	30,191
Mortgage note payable (5)	4.95%	4.95%	8/1/2012	—	29,754
Mortgage note payable	7.15%	7.15%	5/1/2017	11,745	13,294
Public facility bonds (8)	Various	Various	Various	2,540	2,562
Total				$520,867	$351,825

(1)	All interest rates presented are fixed-rate interest rates.

(2)	This represents the rate at which interest expense is recorded for financial reporting purposes, which reflects the amortization of discounts/premiums, excluding debt issuance costs.

(3)
In June 2012, we obtained a mortgage loan that is secured by office properties located at 2211 Michelson in Irvine, California and 2100 and 2110 Colorado Avenue in Santa Monica, California and requires monthly principal and interest payments based on a 30-year amortization period with an initial three years of interest only payments.

(4)
In July 2012, in connection with the acquisition of one office building in Bellevue, Washington, we assumed the mortgage loan that is secured by the project. The assumed mortgage loan had a principal balance of $83.6 million at the acquisition date and was recorded at fair value on the date of the acquisition resulting in a premium of approximately $1.4 million. This premium will be accreted on a straight-line basis, which approximates the effective interest method, as a reduction to interest expense. The loan requires monthly principal and interest payments based on a 30-year amortization period.

(5)	In May 2012, we repaid these loans prior to the stated maturity.

(6)
In July 2012, in connection with the acquisition of one office building in Los Angeles, California, we assumed the mortgage loan that is secured by the project. The assumed mortgage had a principal balance of $53.9 million at the acquisition date and was recorded at fair value on the date of the acquisition resulting in a premium of approximately $3.1 million. This premium will be accreted on a straight-line basis, which approximates the effective interest method, as a reduction to interest expense from the acquisition date through the maturity date of the mortgage loan. The loan requires monthly principal and interest payments based on a 30-year amortization period.

(7)
In June 2012, in connection with the acquisition of two office buildings in Seattle, Washington, we assumed a mortgage loan that is secured by the project. The assumed mortgage loan had a principal balance of $34.0 million at the acquisition date and was recorded at fair value at the date of acquisition resulting in an initial premium of approximately $1.7 million. This premium will be accreted on a straight−line basis, which approximates the effective interest method, as a reduction to interest expense from the acquisition date through the maturity date of the mortgage loan.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8)
The public facility bonds (the “Bonds”), the proceeds from which were used to finance infrastructure improvements on one of the Company’s undeveloped land parcels, were issued in February 2008 by the City of Carlsbad. The Bonds have annual maturities from September 1, 2013 through September 1, 2038, with interest rates ranging from 4.74% to 6.20%. Principal and interest payments for the Bonds will be charged through the assessment of special property taxes.

(9)
The secured debt and the related properties that secure the debt are held in a special purpose entity and the properties are not available to satisfy the debts and other obligations of the Company or the Operating Partnership.

(10)	Amounts reported include the amounts of unamortized debt premiums and discounts for the periods presented.

Although our mortgage loans are secured and non-recourse to the Company and the Operating Partnership, the Company
provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments, and environmental liabilities.
Exchangeable Senior Notes
The table below summarizes the balance and significant terms of the Company's 3.25% Exchangeable Notes due April 2012 (the "3.25% Exchangeable Notes") and 4.25% Exchangeable Notes due November 2014 (the "4.25% Exchangeable Notes" and together with the 3.25% Exchangeable Notes, the "Exchangeable Notes") outstanding as of September 30, 2012 and December 31, 2011. The Company repaid the 3.25% Exchangeable Notes in April 2012 upon maturity.

	3.25% Exchangeable Notes		4.25% Exchangeable Notes
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
	(in thousands)
Principal amount	$—	$148,000	$172,500	$172,500
Unamortized discount	—	(924)	(9,615)	(12,684)
Net carrying amount of liability component	$—	$147,076	$162,885	$159,816
Carrying amount of equity component		$33,675	$19,835
Maturity date		April 2012	November 2014
Stated coupon rate (1)		3.25%	4.25%
Effective interest rate (2)		5.45%	7.13%
Exchange rate per $1,000 principal value of the Exchangeable Notes, as adjusted (3)			27.8307
Exchange price, as adjusted (3)			$35.93
Number of shares on which the aggregate consideration to be delivered on conversion is determined (3)			4,800,796
_____________________

(1)	Interest on the 4.25% Exchangeable Notes is payable semi-annually in arrears on May 15th and November 15th of each year.

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
The 4.25% Exchangeable Notes are exchangeable for shares of the Company's common stock prior to maturity only upon the occurrence of certain events. During the three months ended September 30, 2012, the closing sale price per share of the common stock of the Company was more than 130% of the exchange price per share of the Company’s common stock for at least 20 trading days in the specified period. As a result, for the three-month period ending December 31, 2012, the 4.25% Exchangeable Notes are exchangeable at the exchange rate stated above and may be exchangeable thereafter, if one or more of the events were again to occur during future measurement periods.
For the three and nine months ended September 30, 2012 and the nine months ended September 30, 2011, the per share average trading price of the Company's common stock on the NYSE was higher than the $35.93 exchange price for the 4.25% Exchangeable Notes, as presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Per share average trading price of the Company's common stock	$47.56	$35.93	$45.74	$37.92
Even though the 4.25% Exchangeable Notes were not convertible during the three and nine months ended September 30, 2012 , if they were convertible, the approximate fair value of the shares upon conversion at September 30, 2012 would have been equal to approximately $225.1 million and $218.6 million, respectively, using the three-and nine-month ended per share average trading prices referenced above, which would have exceeded the $172.5 million principal amount of the 4.25% Exchangeable Notes by approximately $52.6 million and $46.1 million, respectively. Similarly, even though the 4.25% Exchangeable Notes were not convertible during the nine months ended September 30, 2011, if they were convertible, the approximate fair value of the shares upon conversion at September 30, 2011 would have been equal to approximately $180.4 million, which would have exceeded the $172.5 million principal amount of the 4.25% Exchangeable Notes by approximately $7.9 million, using the nine-

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

month per share average trading price referenced above. The average trading price of the Company's common stock on the NYSE for the three and nine months ended September 30, 2011 was below the exchange price of the 3.25% Exchangeable Notes. See Notes 15 and 16 for a discussion of the impact of the Exchangeable Notes on our diluted earnings per share and unit calculations for the periods presented.
Interest Expense for the Exchangeable Notes
The unamortized discount on the Exchangeable Notes is accreted as additional interest expense from the date of issuance through the maturity date of the applicable Exchangeable Notes. The following table summarizes the total interest expense attributable to the Exchangeable Notes based on the effective interest rates set forth above, before the effect of capitalized interest, for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Contractual interest payments	$1,833	$3,035	$6,888	$9,106
Amortization of discount	1,041	1,742	3,993	5,151
Interest expense attributable to the Exchangeable Notes	$2,874	$4,777	$10,881	$14,257
Capped Call Transactions
In connection with the offerings of the Exchangeable Notes, we entered into capped call option transactions ("capped calls") to mitigate the dilutive impact of the potential conversion of the Exchangeable Notes. The capped calls for the 3.25% Exchangeable Notes, which referenced a total of 1,121,201 shares of common stock with an exchange price of $102.72 at December 31, 2011, were terminated when the 3.25% Exchangeable Notes were repaid in April 2012. The table below summarizes our capped call option positions for the 4.25% Exchangeable Notes as of both September 30, 2012 and December 31, 2011.

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
Unsecured Line of Credit
The following table summarizes the balance and terms of our unsecured line of credit (the "Credit Facility") as of September 30, 2012 and December 31, 2011, respectively:

	September 30, 2012	December 31, 2011
	(in thousands)
Outstanding borrowings	$27,000	$182,000
Remaining borrowing capacity	473,000	318,000
Total borrowing capacity(1)	$500,000	$500,000
Interest rate(2)	1.97%	2.05%
Facility fee-annual rate(3)	0.350%
Maturity date(4)	August 2015
________________________

(1)	We may elect to borrow, subject to bank approval, up to an additional $200.0 million under an accordion feature under the terms of the Credit Facility.

(2)	The Credit Facility interest rate was calculated based on an annual rate of LIBOR plus 1.750% as of both September 30, 2012 and December 31, 2011.

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
Debt Covenants and Restrictions
The Credit Facility, the Unsecured Term Loan Facility, the unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a minimum fixed-charge coverage ratio, a minimum unsecured debt ratio, and a minimum unencumbered asset pool debt service coverage ratio. Noncompliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. We believe we were in compliance with all of our debt covenants as of September 30, 2012.
Debt Maturities
The following table summarizes the stated debt maturities and scheduled amortization payments, excluding debt discounts and premiums, as of September 30, 2012:

Year	(in thousands)
Remaining 2012	$1,646
2013	90,203
2014	263,304
2015	419,936
2016	209,120
Thereafter	863,230
Total	$1,847,439	(1)
________________________

(1)	Includes gross principal balance of outstanding debt before impact of all debt discounts and premiums.
Capitalized Interest and Loan Fees
The following table sets forth gross interest expense reported in continuing operations, including debt discount/premium and loan cost amortization, net of capitalized interest, for the three and nine months ended September 30, 2012 and 2011. The interest expense capitalized was recorded as a cost of development and redevelopment, and increased the carrying value of undeveloped land and construction in progress. (See Note 13 for interest expense reported in discontinued operations).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Gross interest expense	$24,843	$25,294	$73,326	$69,113
Capitalized interest	(4,989)	(2,398)	(13,154)	(6,442)
Interest expense	$19,854	$22,896	$60,172	$62,671

6.    Noncontrolling Interests on the Company's Consolidated Financial Statements
7.45% Series A Cumulative Redeemable Preferred Units of the Operating Partnership
On August 15, 2012 (the "Series A Redemption Date"), the Company redeemed all 1,500,000 outstanding 7.45% Series A Cumulative Redeemable Preferred Units representing preferred limited partnership interests in the Operating Partnership ("Series A Preferred Units"). On the Redemption Date, the Series A Preferred Units were redeemed at a redemption price equal to $50.00 per unit, representing $75.0 million in aggregate, plus all accrued and unpaid distributions to the Series A Redemption Date.
During the three and nine months ended September 30, 2012, we recognized a non-recurring non-cash charge of $2.1 million as a reduction to net income available to common stockholders for the original issuance costs related to the Series A Preferred Units.
Common Units of the Operating Partnership
The Company owned a 97.6%, 97.2% and 97.1% common general partnership interest in the Operating Partnership as of September 30, 2012, December 31, 2011, and September 30, 2011, respectively. The remaining 2.4%, 2.8% and 2.9% common limited partnership interest as of September 30, 2012, December 31, 2011 and September 30, 2011, respectively, was owned by

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

non-affiliate investors and certain of our executive officers and directors in the form of noncontrolling common units. There were 1,826,503, 1,718,131 and 1,718,131 common units outstanding held by these investors, executive officers and directors as of September 30, 2012, December 31, 2011 and September 30, 2011, respectively. The increase in the common units from December 31, 2011 to September 30, 2012 was attributable to 118,372 units issued in connection with an operating property acquisition (see Note 2).
The noncontrolling common units may be redeemed by unitholders for cash. We, at our option, may satisfy the cash redemption obligation with shares of the Company's common stock on a one-for-one basis. Whether satisfied in cash or shares of the Company's common stock, the value for each noncontrolling common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company's common stock, par value $.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable balance sheet date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $84.4 million and $64.7 million as of September 30, 2012 and December 31, 2011, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each noncontrolling common unit in the event of our termination or liquidation. In the event of our termination or liquidation, it is expected in most cases that each common unit would be entitled to a liquidating distribution equal to the liquidating distribution payable in respect of each share of the Company's common stock.

7.    Preferred and Common Stock of the Company
Preferred Stock Issuances
6.375% Series H and 6.875% Series G Cumulative Redeemable Preferred Stock
In August 2012, the Company issued 4,000,000 shares of its 6.375% Series H Cumulative Redeemable Preferred Stock ("Series H Preferred Stock") at a public offering price of $25.00 per share, for a total of approximately $96.2 million of net proceeds, after deducting the underwriting discount and other offering-related costs. We used a portion of the net proceeds to redeem the Series A Preferred Units as discussed in Note 6 and the remaining portion for general corporate purposes. Dividends on the Series H Preferred Stock are cumulative and are payable quarterly in arrears on the 15th day of each February, May, August and November, commencing November 15, 2012. The Series H Preferred Stock is presented in stockholders' equity on the consolidated balance sheet net of issuance costs.
In March 2012, the Company issued 4,000,000 shares of its 6.875% Series G Cumulative Redeemable Preferred Stock ("Series G Preferred Stock") at a public offering price of $25.00 per share, for a total of approximately $96.2 million of net proceeds, after deducting the underwriting discount and other offering-related costs. We used the net proceeds to redeem the Series E Preferred and Series F Preferred Stock as discussed below. Dividends on the Series G Preferred Stock are cumulative and are payable quarterly in arrears on the 15th day of each February, May, August and November, commencing May 15, 2012. The Series G Preferred Stock is presented in stockholders' equity on the consolidated balance sheet net of issuance costs.
The outstanding shares of the Series G Preferred Stock and the Series H Preferred Stock do not have a stated maturity date and are not subject to any sinking fund or mandatory redemption. Upon liquidation, dissolution or winding up, the Series G Preferred Stock and the Series H Preferred Stock will rank senior to the Company's common stock with respect to the payment of distributions and other amounts. Holders of the Series G Preferred Stock and the Series H Preferred Stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly dividend periods (whether or not consecutive). The Company may not redeem the Series G Preferred Stock prior to March 27, 2017 nor the Series H Preferred Stock prior to August 15, 2017, except in limited circumstances relating to the Company’s continuing qualification as a REIT and upon certain specified change in control transactions in which the Company’s common shares and the acquiring or surviving entity common securities would not be listed on the NYSE, NYSE Amex or NASDAQ, or any successor exchanges. On or after March 27, 2017 or August 15, 2017, the Company may, at its option, redeem the Series G Preferred Stock or the Series H Preferred Stock, respectively, in whole or in part at any time or from time to time, by payment of $25.00 per share in cash, plus any accumulated, accrued and unpaid distributions through the date of redemption. Upon the occurrence of a specified change of control transaction, the Company may, at its option, redeem the Series G Preferred Stock or the Series H Preferred Stock in whole or in part within 120 days after the change of control occurred, by paying $25.00 per share in cash, plus any accrued and unpaid distributions through the date of redemption. If the Company does not exercise its right to redeem the Series G Preferred Stock or the Series H Preferred Stock upon the occurrence of a specified change of control transaction, the holders of Series G Preferred Stock and the Series H Preferred Stock have the right to convert some or all of their shares into a number of the Company’s common shares based on a pre-determined formula subject to a maximum share cap of 4,390,000 common shares for the Series G Preferred Stock and 4,187,600 common shares for the Series H Preferred Stock.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Preferred Stock Redemption
7.80% Series E and 7.50% Series F Cumulative Redeemable Preferred Stock
On April 16, 2012 (the "Series E and F Redemption Date"), the Company redeemed all 1,610,000 outstanding shares of its 7.80% Series E Cumulative Redeemable Preferred Stock ("Series E Preferred Stock") and all 3,450,000 outstanding shares of its 7.50% Series F Cumulative Redeemable Preferred Stock ("Series F Preferred Stock"). On the Series E and F Redemption Date, the shares of Series E and Series F Preferred Stock (together, the “Redeemed Preferred Stock”) were redeemed at a redemption price equal to their stated liquidation preference of $25.00 per share, representing $126.5 million in aggregate, plus all accrued and unpaid dividends to the Series E and F Redemption Date.
During the nine months ended September 30, 2012, we recognized a non-recurring non-cash charge of $4.9 million as a reduction to net income available to common stockholders for the original issuance costs related to the Redeemed Preferred Stock.
Common Stock
Issuance of Common Stock
In August 2012, the Company completed an underwritten public offering of 5,750,000 shares of its common stock. The net offering proceeds, after deducting underwriting discounts and commissions and offering expenses, were approximately $253.8 million. We used a portion of the net proceeds from the offering to fund acquisitions and the remaining portion for general corporate purposes including repayment of borrowings under the Credit Facility.
In February 2012, the Company completed an underwritten public offering of 9,487,500 shares of its common stock. The net offering proceeds, after deducting underwriting discounts and commissions and offering expenses, were approximately $382.1 million. We used a portion of the net proceeds from the offering to fund acquisitions and the remaining portion for general corporate purposes including repayment of borrowings under the Credit Facility.
At-The-Market Stock Offering Program
Under our at-the-market stock offering program, which commenced in July 2011, we may offer and sell shares of our common stock having an aggregate gross sales price of up to $200.0 million from time to time in "at the market" offerings. During the nine months ended September 30, 2012, we sold 575,689 shares of common stock under this program in exchange for aggregate gross proceeds of approximately $27.0 million and net proceeds of approximately $26.5 million, after underwriting discounts and commissions. There were no shares sold under this program during the three months ended September 30, 2012. The proceeds from the sales were used to fund acquisitions and general corporate purposes including repayment of borrowings under the Credit Facility. Since commencement of the program, we have sold 930,994 shares of common stock and, as of September 30, 2012, approximately $160.0 million remains available to be sold under this program. Actual future sales will depend upon a variety of factors including but not limited to market conditions, the trading price of the Company's common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

8.    Preferred and Common Units of the Operating Partnership
Preferred Unit Issuance
6.375% Series H Cumulative Redeemable Preferred Units
In August 2012, the Company issued 4,000,000 shares of its 6.375% Series H Cumulative Redeemable Preferred Stock ("Series H Preferred Stock") as discussed in Note 7. The net proceeds of approximately $96.2 million were contributed by the Company to the Operating Partnership in exchange for 4,000,000 Series H Preferred Units. The Company is the sole holder of the Series H Preferred Units. The terms of the Series H Preferred Units are substantially similar to the terms of the Series H Preferred Stock discussed in Note 7. Distributions on the Series H Preferred Units are paid to the Company.
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
Preferred Unit Redemption
7.45% Series A Cumulative Redeemable Preferred Units
On August 15, 2012 (the "Series A Redemption Date"), the Company redeemed all 1,500,000 outstanding units of its 7.45% Series A Cumulative Redeemable Preferred Units representing preferred limited partnership interests in the Operating Partnership

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

("Series A Preferred Units") as discussed in Note 6.
7.80% Series E and 7.50% Series F Cumulative Redeemable Preferred Units
On April 16, 2012 (the "Series E and F Redemption Date"), the Company redeemed all 1,610,000 outstanding shares of its Series E Preferred Stock and all 3,450,000 outstanding shares of its Series F Preferred Stock as discussed in Note 7. For each share of Series E and Series F Preferred Stock that was outstanding, the Company had an equivalent number of 7.80% Series E Cumulative Redeemable Preferred Units ("Series E Preferred Units") and 7.50% Series F Cumulative Redeemable Preferred Units ("Series F Preferred Units") outstanding with substantially similar terms as the Series E and Series F Preferred Stock. In connection with the redemption of the Series E and Series F Preferred Stock, the Series E and Series F Preferred Units held by the Company were redeemed by the Operating Partnership.
Common Units
Issuance of Common Units
In August 2012, the Company completed an underwritten public offering of 5,750,000 shares of its common stock as discussed in Note 7. The net offering proceeds of approximately $253.8 million were contributed by the Company to the Operating Partnership in exchange for 5,750,000 common units.
In July 2012, the Company issued 118,372 common units in connection with an operating property acquisition as discussed in Note 2. Each unit was valued at $47.34, which was the Company's closing stock price on the NYSE on the acquisition date.
In February 2012, the Company completed an underwritten public offering of 9,487,500 shares of its common stock as discussed in Note 7. The net offering proceeds of approximately $382.1 million were contributed by the Company to the Operating Partnership in exchange for 9,487,500 common units.
During the nine months ended September 30, 2012, the Company utilized its at-the-market stock offering program to issue an aggregate of 575,689 shares of common stock as discussed in Note 7. The net offering proceeds of approximately $26.5 million were contributed by the Company to the Operating Partnership in exchange for 575,689 common units. There were no shares sold under this program during the three months ended September 30, 2012.
Common Units Outstanding
The Company owned 74,692,939, 58,819,717, and 58,464,412 common units representing a 97.6%, 97.2%, and 97.1% common general partnership interest in the Operating Partnership as of September 30, 2012, December 31, 2011, and September 30, 2011, respectively. The remaining 2.4%, 2.8%, and 2.9% common limited partnership interest as of September 30, 2012, December 31, 2011, and September 30, 2011, respectively, was owned by non-affiliate investors and certain of our executive officers and directors in the form of noncontrolling common units. There were 1,826,503, 1,718,131, and 1,718,131 common units outstanding held by these investors, officers and directors as of September 30, 2012, December 31, 2011, and September 30, 2011, respectively. For a further discussion of the noncontrolling common units as of September 30, 2012 and December 31, 2011, refer to Note 6.

9.    Share-Based Compensation
Stockholder Approved Equity Compensation Plans
As of September 30, 2012, we maintained one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan as amended (the "2006 Plan"). As of September 30, 2012, 631,038 shares were available for grant under the 2006 Plan. The number of shares that remains available for grant is calculated using the weighted share counting provisions set forth in the 2006 Plan, which are based on the type of awards that are granted. The maximum number of shares available for grant subject to full value awards (which generally include equity awards other than options and stock appreciation rights) was 216,109 shares as of September 30, 2012.
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
Summary of Time-Based RSUs
A summary of our time-based RSU activity from January 1, 2012 through September 30, 2012 is presented below:

	Nonvested RSUs		Vested RSUs	Total RSUs
	Amount	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2012	147,961	$32.18	694,714	842,675
Granted (1)	204,829	44.34	—	204,829
Vested	(58,940)	36.80	58,940	—
Settled (2)			(5,207)	(5,207)
Issuance of dividend equivalents (3)			21,262	21,262
Canceled (2)(4)			(7,054)	(7,054)
Outstanding as of September 30, 2012	293,850	$41.57	762,655	1,056,505
________________________

(1)	Includes 103,239 RSUs issued to the Company's Chief Executive Officer, as described above.

(2)	In August 2012, certain vested RSUs were settled in shares of the Company's common stock.

(3)	RSUs issued as dividend equivalents are vested upon issuance.

(4)
We accept the return of RSUs, at the current quoted closing share price of the Company's common stock, to satisfy minimum statutory tax-withholding requirements related to either the issuance, vesting or settlement of RSUs in accordance with the terms of the 2006 Plan.

A summary of our time-based RSU activity for the nine months ended September 30, 2012 and 2011 is presented below:

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Nonvested Shares
A summary of our nonvested shares activity from January 1, 2012 through September 30, 2012 is presented below:

Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2012	83,966	$39.83
Granted	62,137	41.84
Vested (1)	(35,623)	37.90
Outstanding as of September 30, 2012	110,480	$41.64
________________________

(1)
The total shares vested include 22,312 shares that were tendered in accordance with the terms of the 2006 Plan to satisfy minimum statutory tax withholding requirements related to the restricted shares that have vested. We accept the return of shares at the current quoted closing share price of the Company's common stock to satisfy tax obligations.

A summary of our nonvested and vested share activity for the nine months ended September 30, 2012 and 2011 is presented below:

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of our stock option activity from January 1, 2012 through September 30, 2012 is presented below:

	Number of Options	Exercise Price	Remaining Contractual Term (years)
Outstanding at January 1, 2012 (1)	5,000	$25.77
Granted	1,550,000	42.61
Exercised	(5,000)	25.77
Forfeited	(10,000)	42.61
Outstanding at September 30, 2012 (2)(3)	1,540,000	$42.61	9.4
________________________

(1)	Stock options outstanding as of December 31, 2011 were granted in 2002 and exercised in 2012 prior to expiration. No stock options were granted during 2003 through 2011.

(2)	As of September 30, 2012, none of the outstanding stock options were exercisable.

(3)	The total intrinsic value of options outstanding at September 30, 2012 was $3.3 million.
Share-based Compensation Cost Recorded During the Period
The total compensation cost for all share-based compensation programs was $2.4 million and $1.4 million for the three months ended September 30, 2012 and 2011, respectively, and $6.2 million and $4.2 million for the nine months ended September 30, 2012 and 2011, respectively. Of the total share-based compensation cost, $0.2 million and $0.3 million was capitalized as part of real estate assets for the three months ended September 30, 2012 and 2011, respectively, and $0.7 million and $0.8 million was capitalized as part of real estate assets for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, there was approximately $28.2 million of total unrecognized compensation cost related to nonvested incentive awards granted under share-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.7 years. The remaining compensation cost related to these nonvested incentive awards had been recognized in periods prior to September 30, 2012.

10.    Future Minimum Rent
We have operating leases with tenants that expire at various dates through 2027 and are either subject to scheduled fixed increases or adjustments in rent based on the Consumer Price Index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future contractual minimum rent under operating leases as of September 30, 2012 for future periods is summarized as follows:

Year	(in thousands)
Remaining 2012	$85,631
2013	355,053
2014	336,311
2015	293,946
2016	260,451
Thereafter	848,507
Total (1)	$2,179,899
_______________________

(1)	Excludes balances related to the properties held for sale at September 30, 2012 (see Note 13).

11.    Commitments and Contingencies
Non-refundable Escrow Deposits
As of September 30, 2012, we had $13.0 million in non-refundable escrow deposits related to potential future acquisitions, subject only to the failure of satisfaction of conditions precedent to the closing. The escrow deposits are included in prepaid expenses and other assets, net on the consolidated balance sheets.
Ground Leases
The following table summarizes our properties which are held subject to long-term noncancellable ground lease obligations and the respective contractual expiration dates:

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property	Contractual Expiration Date(1)
601 108th Ave NE in Bellevue, Washington	November 2093
701, 801 and 837 N. 34th Street in Seattle, Washington (2)	December 2041
Kilroy Airport Center Phases I, II, and III in Long Beach, California	July 2084
360 3rd Street in San Francisco, California (3)	December 2022
____________________

(1)	Reflects the contractual expiration date prior to the impact of any extension or purchase options held by the Company.

(2)	The Company has three 10-year and one 45-year extension option for this ground lease which if exercised would extend the expiration date to December 2116.

(3)	The Company has an option to acquire the land underlying this ground lease during the period from November 2012 through October 2013 for a total estimated purchase price not to exceed $27.5 million.
The future minimum rent commitment under our ground leases as of September 30, 2012 is summarized as follows:

Year	(in thousands)
Remaining 2012	$1,069
2013	3,685
2014	3,095
2015	3,095
2016	3,095
Thereafter	163,019
Total(1)(2)(3)(4)(5)	$177,058
____________________

(1)	Reflects the minimum ground lease obligations before the impact of ground lease extension options.

(2)
One of our ground lease obligations is subject to a fair market value adjustment every five years; however, the lease includes ground rent subprotection and infrastructure rent credits which currently limit our annual rental obligations to $1.0 million. The contractual obligations for that ground lease included above assumes the lesser of $1.0 million or annual lease rental obligation in effect as of September 30, 2012.

(3)
One of our ground lease obligations includes a component which is based on the percentage of gross income that exceeds the minimum ground rent. The minimum rent is subject to increases every five years based on 50% of the average annual percentage rent for the previous five years. Currently, gross income does not exceed the threshold requiring us to pay percentage rent. The contractual obligations included above assumes the annual lease rental obligation in effect as of September 30, 2012.

(4)
One of our ground lease obligations is subject to a fair market value adjustment every five years based on a combination of CPI adjustments and third-party appraisals limited to maximum increases annually. The contractual obligations included above assumes the annual lease rental obligation in effect as of September 30, 2012.

(5)
The contractual obligation included for one of our ground lease obligations assumes that the Company will exercise the land purchase option during 2012 and acquire the land under the ground lease in the second quarter of 2013. The amount presented above excludes the estimated purchase price which is not to exceed $27.5 million.

12.    Fair Value Measurements and Disclosures
Assets and Liabilities Reported at Fair Value
The only assets and liabilities we record at fair value on a recurring basis on our consolidated financial statements are the marketable securities and corresponding deferred compensation plan liability, both of which are related to our deferred compensation plan. The following table sets forth the fair value of our marketable securities and related deferred compensation plan liability as of September 30, 2012 and December 31, 2011:

	Fair Value (Level 1)(1)
Description	September 30, 2012	December 31, 2011
	(in thousands)
Marketable securities (2)	$6,812	$5,691
Deferred compensation plan liability (3)	6,716	5,597
________________________

(1)	Based on quoted prices in active markets for identical securities.

(2)	The marketable securities are held in a limited rabbi trust.

(3)	The deferred compensation plan liability is reported on our consolidated balance sheets in accounts payable, accrued expenses, and other liabilities.
We report the change in the fair value of the marketable securities at the end of each accounting period in interest income and other net investment gains (losses) in the consolidated statements of operations. We adjust the deferred compensation plan liability to fair value at the end of each accounting period based on the performance of the benchmark funds selected by each participant, which results in a corresponding increase or decrease to compensation cost for the period. The following table sets forth the related amounts recorded during the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
Description	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(in thousands)
Net gain (loss) on marketable securities	$315	$(642)	$595	$(429)
Decrease (increase) to compensation cost	(315)	642	(595)	429

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments Disclosed at Fair Value
The following table sets forth the carrying value and the fair value of our other financial instruments as of September 30, 2012 and December 31, 2011:

	Carrying Value	Fair Value	Carrying Value	Fair Value
	September 30, 2012		December 31, 2011
	(in thousands)
Liabilities
Secured debt (1)	$520,867	$547,378	$351,825	$367,402
Exchangeable senior notes, net (1)	162,885	179,945	306,892	320,919
Unsecured debt, net (2)	1,130,814	1,245,462	980,569	1,011,982
Unsecured line of credit (1)	27,000	27,233	182,000	182,299
________________________

(1)	Fair value calculated using Level II inputs which are based on model−derived valuations in which significant inputs and significant value drivers are observable in active markets.

(2)
Fair value calculated primarily using Level I inputs which are based on quoted prices for identical instruments in active markets. The carrying value and fair value of the Level I instruments was $897.8 million and $1.0 billion, respectively, as of September 30, 2012. The carrying value and fair value of the Level I instruments at December 31,2011, was $897.6 million and $923.1 million, respectively. The carrying value and fair value of the Level II instruments was $233.0 million and $241.6 million, respectively, as of September 30, 2012. The carrying value and fair value of the Level II instruments at December 31,2011, was $83.0 million and $88.9 million, respectively.

13.    Discontinued Operations

Dispositions
The following table summarizes the properties sold during the nine months ended September 30, 2012.

Location	Property Type	Month of Disposition	Number of Buildings	Rentable Square Feet	Sales Price (in millions)
15004 Innovation Drive and 10243 Genetic Center Drive, San Diego, CA (1)	Office	January	2	253,676	$146.1
__________________
(1) Properties were classified as held-for-sale on the consolidated balance sheets as of December 31, 2011.

Properties Held For Sale

As of September 30, 2012, the following properties were classified as held for sale:

Location	City/Submarket	Property Type	Number of Buildings	Rentable Square Feet
Industrial Portfolio (1)	Various	Industrial	39	3,413,354
5151, 5153 & 5155 Camino Ruiz	Camarillo	Office	4	265,372
4175 E. La Palma Avenue	Anaheim	Office	1	43,263
Total Properties Held For Sale			44	3,721,989
__________________
(1) Includes all industrial properties owned by the Company at September 30, 2012.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The major classes of assets and liabilities of the properties held for sale as of September 30, 2012 were as follows:

Real estate assets and other assets held for sale	(in thousands)
Land and improvements	$57,553
Buildings and improvements	206,488
Total real estate held for sale	264,041
Accumulated depreciation	(109,404)
Total real estate held for sale, net	154,637
Current receivables, net	176
Deferred rent receivables, net	6,637
Deferred leasing costs and acquisition-related intangible assets, net	3,053
Prepaid expenses and other assets	1,516
Real estate assets and other assets held for sale, net	$166,019
Liabilities and deferred revenue of real estate assets held for sale
Accounts payable, accrued expenses and other liabilities	$2,044
Deferred revenue and acquisition-related intangible liabilities, net	371
Rents received in advance and tenant security deposits	2,040
Liabilities and deferred revenue of real estate assets held for sale	$4,455

Discontinued Operations
For the three and nine months ended September 30, 2012 and 2011, discontinued operations included the income of all properties sold and classified as held for sale during the nine months ended September 30, 2012. For the three and nine months ended September 30, 2011, discontinued operations also included the income of two office buildings and one industrial building that were sold in 2011. The following table summarizes the income and expense components that comprise discontinued operations for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Revenues:
Rental income	$5,945	$10,046	$18,476	$29,608
Tenant reimbursements	995	1,352	3,216	4,289
Other property income	142	9	220	727
Total revenues	7,082	11,407	21,912	34,624

Expenses:
Property expenses	1,189	1,262	3,912	5,575
Real estate taxes	735	1,037	2,249	3,030
Provision for bad debts	(194)	(149)	(194)	(124)
Depreciation and amortization	2,165	2,976	6,818	8,841
Interest expense (1)	—	1,155	—	3,484
Total expenses	3,895	6,281	12,785	20,806

Income from discontinued operations before net gain on dispositions of discontinued operations	3,187	5,126	9,127	13,818
Net gain on dispositions of discontinued operations	—	12,555	72,809	12,555
Total income from discontinued operations	$3,187	$17,681	$81,936	$26,373
__________________
(1) Interest expense relates to a $70.0 million mortgage loan that was secured by thirteen of our industrial properties. The mortgage loan was repaid in October 2011 prior to maturity.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the total income from discontinued operations within the consolidated statements of operations by segment for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Office Properties	$(470)	$14,413	$72,572	$18,746
Industrial Properties	3,657	3,268	9,364	7,627
Total income from discontinued operations	$3,187	$17,681	$81,936	$26,373

14.    Segment Disclosure
At September 30, 2012 we only had one segment, which was our Office Properties segment, since all of our Industrial Properties were classified as held for sale at September 30, 2012 and the results of operations for these properties was included in discontinued operations for the three and nine months ended September 30, 2012 and 2011. The following table, which reconciles total segment assets to total consolidated assets, is presented solely for the purposes of showing the comparative information for our asset composition at September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
	(in thousands)
Assets:
Reportable Segment - Office Properties
Land, buildings, and improvements, net	$3,005,567	$2,480,338
Undeveloped land and construction in progress	668,058	430,806
Total assets(1)(2)	3,999,595	3,248,661

Non-Reportable Segment - Industrial Properties
Land, buildings, and improvements, net	—	145,043
Total assets(1)(2)	144,597	156,741

Total Segments
Land, buildings, and improvements, net	3,005,567	2,625,381
Undeveloped land and construction in progress	668,058	430,806
Total assets(1)(2)	4,144,192	3,405,402

Reconciliation to Consolidated Assets:
Total assets allocated to segments	$4,144,192	$3,405,402
Other unallocated assets:
Cash and cash equivalents	16,113	4,777
Restricted cash	5,884	358
Marketable securities	6,812	5,691
Deferred financing costs, net	18,442	18,368
Prepaid expenses and other assets, net	24,398	12,199
Total consolidated assets	$4,215,841	$3,446,795

____________________

(1)
Includes land, buildings, and improvements, undeveloped land and construction in progress, real estate assets held for sale, current receivables, deferred rent receivables, deferred leasing costs, and acquisition-related intangible assets, all shown on a net basis.

(2)	See Note 13 for the major classes of assets and liabilities related to the properties held for sale at September 30, 2102.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Net (Loss) Income Available to Common Stockholders Per Share of the Company
The following table reconciles the numerator and denominator in computing the Company's basic and diluted per-share computations for net (loss) income available to common stockholders for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except share and per share amounts)
Numerator:
(Loss) income from continuing operations	$(665)	$(3,391)	$1,535	$(3,744)
Loss from continuing operations attributable to noncontrolling common units of the Operating Partnership	143	203	404	438
Preferred distributions and dividends	(5,342)	(3,799)	(17,775)	(11,397)
Allocation to participating securities (nonvested shares and time-based RSUs)	(408)	(110)	(1,225)	(759)
Numerator for basic and diluted loss from continuing operations available to common stockholders	(6,272)	(7,097)	(17,061)	(15,462)
Income from discontinued operations	3,187	17,681	81,936	26,373
Income from discontinued operations attributable to noncontrolling common units of the Operating Partnership	(76)	(499)	(2,112)	(758)
Numerator for basic and diluted net (loss) income available to common stockholders	$(3,161)	$10,085	$62,763	$10,153
Denominator:
Basic weighted average vested shares outstanding	71,889,475	58,355,127	67,975,309	56,136,477
Effect of dilutive securities - contingently issuable shares and stock options	—	—	—	—
Diluted weighted average vested shares and common share equivalents outstanding	71,889,475	58,355,127	67,975,309	56,136,477
Basic earnings per share:
Loss from continuing operations available to common stockholders per share	$(0.08)	$(0.12)	$(0.25)	$(0.28)
Income from discontinued operations per common share	0.04	0.29	1.17	0.46
Net (loss) income available to common stockholders per share	$(0.04)	$0.17	$0.92	$0.18
Diluted earnings per share:
Loss from continuing operations available to common stockholders per share	$(0.08)	$(0.12)	$(0.25)	$(0.28)
Income from discontinued operations per common share	0.04	0.29	1.17	0.46
Net (loss) income available to common stockholders per share	$(0.04)	$0.17	$0.92	$0.18
The impact of the contingently issuable shares, which consist of the 103,238 market measure-based RSUs and the Exchangeable Notes, and the 1,540,000 stock options, were not considered in our diluted earnings per share calculation for the three and nine months ended September 30, 2012 since we reported a loss from continuing operations attributable to common stockholders in the respective period and the effect was anti-dilutive. The impact of stock options and the Exchangeable Notes were not considered in our diluted earnings per share calculation for the three and nine months ended September 30, 2011 since we reported a loss from continuing operations attributable to common stockholders and the effect was anti-dilutive. See Note 5 for additional information regarding the Exchangeable Notes and Note 9 for additional information regarding the outstanding stock options and market measure-based RSUs.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Net (Loss) Income Available to Common Unitholders Per Unit of the Operating Partnership
The following table reconciles the numerator and denominator in computing the Operating Partnership's basic and diluted per-unit computations for net (loss) income available to common unitholders for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except unit and per unit amounts)
Numerator:
(Loss) income from continuing operations	$(665)	$(3,391)	$1,535	$(3,744)
Loss from continuing operations attributable to noncontrolling interests in consolidated subsidiaries	(48)	(30)	(144)	(95)
Preferred distributions	(5,342)	(3,799)	(17,775)	(11,397)
Allocation to participating securities (nonvested units and time-based RSUs)	(408)	(110)	(1,225)	(759)
Numerator for basic and diluted loss from continuing operations available to common unitholders	(6,463)	(7,330)	(17,609)	(15,995)
Income from discontinued operations	3,187	17,681	81,936	26,373
Numerator for basic and diluted net (loss) income available to common unitholders	$(3,276)	$10,351	$64,327	$10,378
Denominator:
Basic weighted average vested units outstanding	73,680,259	60,073,258	69,717,834	57,857,538
Effect of dilutive securities - contingently issuable shares and stock options	—	—	—	—
Diluted weighted average vested units and common unit equivalents outstanding	73,680,259	60,073,258	69,717,834	57,857,538
Basic earnings per unit:
Loss from continuing operations available to common unitholders per unit	$(0.08)	$(0.12)	$(0.25)	$(0.28)
Income from discontinued operations per common unit	0.04	0.29	1.17	0.46
Net (loss) income available to common unitholders per unit	$(0.04)	$0.17	$0.92	$0.18
Diluted earnings per unit:
Loss from continuing operations available to common unitholders per unit	$(0.08)	$(0.12)	$(0.25)	$(0.28)
Income from discontinued operations per common unit	0.04	0.29	1.17	0.46
Net (loss) income available to common unitholders per unit	$(0.04)	$0.17	$0.92	$0.18
The impact of the contingently issuable units, which consist of the 103,238 market measure-based RSUs and the Exchangeable Notes, and the 1,540,000 stock options, were not considered in our diluted earnings per unit calculation for the three and nine months ended September 30, 2012 since the Operating Partnership reported a loss from continuing operations attributable to common unitholders in the respective period and the effect was anti-dilutive. The impact of stock options and the Exchangeable Notes were not considered in our diluted earnings per unit calculation for the three and nine months ended September 30, 2011 since the Operating Partnership reported a loss from continuing operations attributable to common unitholders and the effect was anti-dilutive. See Note 5 for additional information regarding the Exchangeable Notes and Note 9 for additional information regarding the outstanding stock options and market measure-based RSUs.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Subsequent Events
On October 17, 2012, aggregate dividends, distributions, and dividend equivalents of $26.1 million were paid to common stockholders and common unitholders of record on September 28, 2012 and RSU holders on the payment date.
On October 5, 2012, we completed the acquisition of one office building encompassing approximately 151,029 rentable square feet in Los Angeles, California for a purchase price of approximately $72.9 million. In connection with the acquisition, the Company assumed approximately $40.7 million in mortgage debt with an interest rate of 5.57% per year and a maturity date of February 11, 2016. We are currently in the process of completing the purchase price allocation for this acquisition.
On October 23, 2012, we completed the acquisition of a development opportunity in San Francisco, California for a purchase price of approximately $52.0 million. We intend to develop an office project at this site. We are currently in the process of completing the purchase price allocation for this acquisition.

18.    Pro Forma Results of the Company
The following pro forma consolidated results of operations of the Company for the three and nine months ended September 30, 2012 and 2011 assumes that the acquisitions of 4100-4700 Bohannon Drive, Menlo Park, CA, and 10900 Northeast 4th Street, Bellevue, WA were completed as of January 1, 2011. Pro forma data may not be indicative of the results that would have been reported had the acquisitions actually occurred as of January 1, 2011, nor does it intend to be a projection of future results.

	Three Months Ended (1) September 30,		Nine Months Ended (1) September 30,
	2012	2011	2012	2011
	(in thousands except per share amounts)

Revenues	$104,910	$93,882	$303,014	$261,853
Net (loss) income available to common stockholders(2)(3)	$(2,793)	$9,841	$62,202	$4,918
Net (loss) income available to common stockholders per share - basic(2)(3)	$(0.04)	$0.17	$0.90	$0.07
Net (loss) income available to common stockholders per share - diluted(2)(3)	$(0.04)	$0.17	$0.90	$0.07
________________________

(1)
The purchase of 4100-4700 Bohannon Drive, Menlo Park, CA and 10900 Northeast 4th Street, Bellevue, WA, represent the largest acquisitions and 61% of the total aggregate purchase price of the operating properties acquired during the nine months ended September 30, 2012.

(2)
The pro forma results for the three and nine months ended September 30, 2012 were adjusted to exclude acquisition-related expenses of approximately $0.2 million and $0.9 million, respectively, incurred in 2012 for the acquisition of 4100-4700 Bohannon Drive, Menlo Park, CA and 10900 Northeast 4th Street, Bellevue, WA. The pro forma results for the three and nine months ended September 30, 2011 were adjusted to include these expenses.

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

The following table summarizes the results of operations for the properties at 4100-4700 Bohannon Drive, Menlo Park, CA, and 10900 Northeast 4th Street, Bellevue, WA from February 29, 2012 and July 24, 2012, the dates of acquisition, respectively, through September 30, 2012:

(in thousands)
Revenues	$11,248
Net income(1)	2,342
________________________

(1)	Reflects the net operating income less depreciation for these properties and amortization of lease-related intangibles.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.    Pro Forma Results of the Operating Partnership
The following pro forma consolidated results of operations of the Operating Partnership for the three and nine months ended September 30, 2012 and 2011 assumes that the acquisitions of 4100-4700 Bohannon Drive, Menlo Park, CA, and 10900 Northeast 4th Street, Bellevue, WA were completed as of January 1, 2011. Pro forma data may not be indicative of the results that would have been reported had the acquisitions actually occurred as of January 1, 2011, nor does it intend to be a projection of future results.

	Three Months Ended (1) September 30,		Nine Months Ended (1) September 30,
	2012	2011	2012	2011
	(in thousands except per share amounts)

Revenues	$104,910	$93,882	$303,014	$261,853
Net (loss) income available to common unitholders(2)(3)	$(2,909)	$10,097	$63,721	$4,963
Net (loss) income available to common unitholders per unit - basic(2)(3)	$(0.04)	$0.17	$0.90	$0.07
Net (loss) income available to common unitholders per unit - diluted(2)(3)	$(0.04)	$0.17	$0.90	$0.07
________________________

(1)
The purchase of 4100-4700 Bohannon Drive, Menlo Park, CA and 10900 Northeast 4th Street, Bellevue, WA, represent the largest acquisitions and 61% of the total aggregate purchase price of the operating properties acquired during the nine months ended September 30, 2012.

(2)
The pro forma results for the three and nine months ended September 30, 2012 were adjusted to exclude acquisition-related expenses of approximately $0.2 million and $0.9 million, respectively, incurred in 2012 for the acquisition of 4100-4700 Bohannon Drive, Menlo Park, CA and 10900 Northeast 4th Street, Bellevue, WA. The pro forma results for the three and nine months ended September 30, 2011 were adjusted to include these expenses.

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

The following table summarizes the results of operations for the properties at 4100-4700 Bohannon Drive, Menlo Park, CA, and 10900 Northeast 4th Street, Bellevue, WA from February 29, 2012 and July 24, 2012, the dates of acquisition, respectively, through September 30, 2012:

(in thousands)
Revenues	$11,248
Net income(1)	2,342
________________________

(1)	Reflects the net operating income less depreciation for these properties and amortization of lease-related intangibles.

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

Overview and Background
We are a self-administered REIT active in office and industrial submarkets along the West Coast. We own, develop, acquire and manage real estate assets, consisting primarily of Class A real estate properties in the coastal regions of Los Angeles, Orange County, San Diego County, greater Seattle and the San Francisco Bay Area, which we believe have strategic advantages and strong barriers to entry. We own our interests in all of our properties through the Operating Partnership and the Finance Partnership, and conduct substantially all of our operations through the Operating Partnership. We owned a 97.6%, 97.2% and 97.1% general partnership interest in the Operating Partnership as of September 30, 2012, December 31, 2011 and September 30, 2011, respectively. All our properties are held in fee except for twelve office buildings which are held subject to long−term ground leases for the land (see Note 11 to our consolidated financial statements included in this report for additional information).

Factors That May Influence Future Results of Operations
Acquisitions. During the nine months ended September 30, 2012, we acquired twelve office buildings in five transactions totaling approximately $572.0 million and three development opportunity projects in three transactions for a total purchase price of approximately $158.0 million (see Note 2 to our consolidated financial statements included in this report for more information). During 2011 we acquired eleven office buildings in eight transactions totaling approximately $637.8 million. As of the date of this report, we have completed the acquisition of one additional office building with a purchase price of approximately $72.9 million and one development opportunity project with a purchase price of approximately $52.0 million. We generally finance our acquisitions through proceeds from the issuance of debt and equity securities, borrowings under our unsecured line of credit (the "Credit Facility"), proceeds from our capital recycling program and the assumption of existing debt.
As a key component of our growth strategy, we continually evaluate acquisition opportunities (including office properties, undeveloped land, and development and redevelopment opportunities) as they arise. As a result, at any point in time we may have one or more potential acquisitions under consideration that are in varying stages of evaluation, negotiation or due diligence review, which may include potential acquisitions under contract. As of the date of this report, we are in various stages of negotiation on potential future acquisition opportunities. We cannot provide assurance that we will acquire these properties. In the future, we may enter into agreements to acquire other properties, either as wholly-owned properties or through joint ventures, and those agreements typically will be subject to the satisfaction of closing conditions. We cannot provide assurance that we will enter into any agreements to acquire properties, or that the potential acquisitions contemplated by any agreements we may enter into in the future will be completed. Costs associated with acquisitions are expensed as incurred and we may be unable to complete an acquisition after making a nonrefundable deposit or incurring acquisition−related costs. In addition, acquisitions are subject to various other risks and uncertainties. During the three and nine months ended September 30, 2012, we expensed approximately $0.6 million and $3.9 million, respectively, of third-party acquisition costs and we anticipate that we will incur additional third-party acquisition costs throughout 2012 as we pursue other potential acquisitions.
Capital Recycling Program. As part of our current and ongoing strategy, we continuously evaluate opportunities for the potential disposition of properties and undeveloped land in our portfolio with the intent of recycling the proceeds generated from the disposition of non-strategic properties into capital to fund new operating and development acquisitions, development and redevelopment expenditures, to repay long-term debt and for other general corporate purposes. As part of our capital recycling strategy, we intend, when practical, to enter into like-kind exchanges under Section 1031 of the Code to defer some or all of the taxable gains on the sales, if any, for federal and state income tax purposes.

In connection with this strategy, as of the date of this report, we have entered into contracts to sell five of our Office Properties and our entire Industrial Portfolio, which is comprised of 39 Industrial Properties. These 44 properties were reported as held for sale and included in discontinued operations in our consolidated financial statements for the reporting period ending September 30, 2012. In addition, in January 2012, we disposed of two office buildings in one transaction for approximately $146.1 million.
The timing of any potential future deposition transactions will depend on market conditions and other factors, including but not limited to our capital needs and our ability to defer some or all of the taxable gains on the sales. We cannot assure you that we will dispose of any additional properties, or that future acquisitions and/or dispositions, if any, will qualify as like−kind exchange under Section 1031 of the Code.
Leasing Activity and Changes in Rental Rates.  The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following tables set forth certain information regarding leasing activity for our stabilized portfolio, which excludes held-for-sale properties, during the three and nine months ended September 30, 2012.
Information on Leases Commenced and Executed(1)

For Leases Commenced

	1st & 2nd Generation(2)				2nd Generation(2)
	Number of Leases(3)		Rentable Square Feet(3)		TI/LC per Sq. Ft.(4)	Changes in Rents(5)(7)	Changes in Cash Rents(6)	Retention Rates(8)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Three Months Ended September 30, 2012	18	13	178,357	95,674	$30.62	12.0%	4.6%	62.8%	60
Nine Months Ended September 30, 2012	60	43	560,442	413,042	30.06	9.9%	4.4%	44.1%	64

For Leases Executed(9)

	1st & 2nd Generation(2)				2nd Generation(2)
	Number of Leases(3)		Rentable Square Feet(3)		TI/LC per Sq. Ft.(4)	Changes in Rents(5)(7)	Changes in Cash Rents(6)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Three Months Ended September 30, 2012	19	17	184,641	155,312	$36.04	28.6%	17.6%	79
Nine Months Ended September 30, 2012	56	45	651,126	408,624	35.95	20.2%	11.5%	72
_______________________

(1)	Excludes leasing statistics for properties held for sale at September 30, 2012.

(2)
First generation leasing includes space where we have made capital expenditures that result in additional revenue generated when the space is re-leased. Second generation leasing includes space where we have made capital expenditures to maintain the current market revenue stream.

(3)	Represents leasing activity for leases that commenced or signed during the period, including first and second generation space, net of month-to-month leases. Excludes leasing on new construction.

(4)	Amounts exclude tenant-funded tenant improvements.

(5)
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

(7)
Excludes commenced leases of approximately 54,100 and 280,700 rentable square feet for the three and nine months ended September 30, 2012, respectively, and executed leases of approximately 96,400 and 239,500 rentable square feet for the three and nine months ended September 30, 2012, respectively, for which the space was vacant longer than one year or being leased for the first time. Space vacant for more than one year is excluded from our change in rents calculations to provide a meaningful market comparison.

(8)	Calculated as the percentage of space either renewed or expanded into by existing tenants or subtenants at lease expiration.

(9)
For the three months ended September 30, 2012, eight leases totaling approximately 136,000 rentable square feet were signed but had not commenced as of September 30, 2012. For the nine months ended September 30, 2012, fourteen leases totaling approximately 148,000 rentable square feet were signed but had not commenced as of September 30, 2012.

As of September 30, 2012, we believe that the weighted average cash rental rates for our stabilized portfolio, including recently acquired operating properties and excluding properties held for sale, are approximately at the current average market rental rates, although individual properties within any particular submarket presently may be leased either above, below, or at the current market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our portfolio.
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
Scheduled Lease Expirations.   The following table sets forth certain information regarding our lease expirations for our stabilized portfolio for the remainder of 2012 and the next five years.
Lease Expirations(1)(2)

Year of Lease Expiration	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (3)	% of Total Annualized Base Rent (3)	Annualized Base Rent per Sq. Ft. (3)

Remainder of 2012	20	110,844	1.0%	$3,380	1.0%	$30.49
2013	116	1,342,152	11.8%	38,648	11.0%	28.80
2014	110	1,201,666	10.6%	33,904	9.7%	28.21
2015	150	2,123,402	18.7%	65,386	18.6%	30.79
2016	70	798,302	7.0%	20,454	5.8%	25.62
2017	89	1,895,729	16.6%	55,813	15.9%	29.44
Total	555	7,472,095	65.7%	$217,585	62.0%	$29.12
________________________

(1)	The information presented excludes lease expirations for properties held for sale at September 30, 2012.

(2)
The information presented reflects leasing activity through September 30, 2012. For leases that have been renewed early or space that has been re-leased to a new tenant, the expiration date and annualized base rent information presented takes into consideration the renewed or re-leased lease terms. Excludes space leased under month-to-month leases and vacant space as of September 30, 2012.

(3)
Annualized base rent is calculated as the GAAP straight lined rental revenue for the last month of the reporting period multiplied by 12 months. Annualized base rent includes the impact of straight-lining rent escalations and the amortization of free rent periods and excludes the impact of the following: amortization of deferred revenue related tenant-funded tenant improvements, amortization of above/below market rents, amortization for lease incentives due under existing leases, and expense reimbursement revenue. Annualized base rent also excludes month−to−month leases and vacant space as of September 30, 2012. Additionally, the underlying leases contain various expense structures including full service gross, modified gross and triple net. Amounts represent percentage of total portfolio annualized contractual base rental revenue. For additional information on tenant improvement and leasing commission costs incurred by the Company for the current reporting period, please see further discussion under the caption "Information on Leases Commenced and Executed."

In addition to the 1.1 million rentable square feet, or 8.9%, of currently available space in our stabilized portfolio, leases representing approximately 1.0% and 11.8% of the occupied square footage of our stabilized portfolio are scheduled to expire during the remainder of 2012 and in 2013, respectively. The leases scheduled to expire during the remainder of 2012 and in 2013 represent approximately 1.5 million rentable square feet of office space, or 12.0% of our total annualized base rental revenue. We believe that the weighted average cash rental rates are approximately 10% under the current average quoted market rates for leases scheduled to expire during the remainder of 2012 and 2013, although individual properties within any particular submarket presently may be leased either above, below, or at the current quoted market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our overall portfolio. Our ability to re-lease available space depends upon both general market conditions and the market conditions in the specific regions in which individual properties are located.

In-Process Redevelopment Projects
We believe that a portion of our potential long-term future growth will continue to come from redevelopment opportunities both through acquired properties and within our existing portfolio. Redevelopment opportunities are those projects in which we spend significant development and construction costs on existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. As of September 30, 2012, we had four redevelopment projects under construction.
In the fourth quarter of 2011, we commenced redevelopment on one of our acquired properties, 360 Third Street, located in the South of Market District submarket of San Francisco, which encompasses approximately 410,000 rentable square feet. The redevelopment project has a total estimated investment of approximately $153.0 million at completion, including the $88.5 million net carrying value of the project at the commencement of redevelopment. Construction is currently expected to be completed in the first quarter of 2013. Upon acquisition, we executed an 11-year lease for 114,000 rentable square feet that commences in phases. The first phase of the lease encompassing approximately 70,000 rentable square feet commenced in July 2012 and the balance is expected to commence after the completion of construction of the tenant improvements. As of September 30, 2012, the building is approximately 37% leased and 26% occupied.
In the third quarter of 2011, we commenced the redevelopment of two of our existing office properties to upgrade and modernize the buildings and adjacent common areas. One office property, 3880 Airport Way, is located in the Long Beach submarket of Los Angeles and encompasses approximately 98,000 rentable square feet. This property was 50% leased prior to the commencement of redevelopment which was done in two phases. Redevelopment on the first half that was leased was completed during the second quarter of 2012 and the tenant is currently occupying this space. Redevelopment of the second half commenced in the second quarter of 2012 and construction is expected to be complete in the fourth quarter of 2012. The redevelopment project has a total estimated investment of approximately $19.6 million at completion, including the $6.3 million net carrying value of the project at the commencement of redevelopment.
The second office redevelopment property on which we commenced redevelopment in the third quarter of 2011, 5010 Wateridge Vista Drive, is located in the Sorrento Mesa submarket of San Diego and encompasses approximately 111,000 rentable square feet. The property is 100% pre−leased to a single tenant. As part of the redevelopment, we are incorporating one of our undeveloped land parcels. The redevelopment project has a total estimated investment of approximately $37.4 million at completion, including the $22.2 million net carrying value of the project at the commencement of redevelopment. Cash rent for this property commenced September 1, 2012 but was deferred for financial reporting purposes until the project reaches substantial completion in the fourth quarter of 2012.
In the third quarter of 2010, we commenced the redevelopment of one of our buildings in the El Segundo submarket of Los Angeles County, 2260 E. Imperial Highway, which encompasses approximately 299,000 rentable square feet. We are currently upgrading and modernizing the building and adjacent common areas since it was previously occupied by a former tenant for more than 25 years. The redevelopment project has a total estimated investment of approximately $60.8 million at completion, including the $9.1 million net carrying value of the project at the commencement of redevelopment. Construction is currently expected to be completed in the fourth quarter of 2012. The building is 100% pre-leased to DIRECTV and we project that DIRECTV will become our largest tenant upon commencement of this lease. Upon completion of the redevelopment, DIRECTV will lease approximately 630,000 rentable square feet and represent approximately $22.3 million or 6.2% of our projected annualized base rental revenue. DIRECTV is obligated to begin paying cash rent in December 2012, however completion of tenant improvements and physical occupancy may occur in phases.
In Process and Future Development Pipeline
We believe that a portion of our potential long-term future growth will also come from our growing in-process and future development pipeline. During 2012, we have increased our focus on value-add and highly accretive development opportunities and expanded our future development pipeline through targeted acquisitions of development opportunities on the West Coast. We expect that in in 2013 our development activity will begin to increase given our recent development acquisition activity and the significant improvement of the markets these development projects are located in.
We have a proactive planning process by which we continually evaluate the size, timing, costs and scope of our development program and, as necessary, scale activity to reflect the economic conditions and the real estate fundamentals that exist in our strategic submarkets. We expect to proceed in our development program with discipline and will be pursuing opportunities with attractive economic returns, in locations with transportation and retail amenities and in markets with strong fundamentals and visible demand. We plan to develop in phases as appropriate and we strongly favor starting projects that are pre-leased.
As of the date of this filing, our current near-term development pipeline consisted of the following four projects as follows:

•
690 Middlefield, in Mountain View, California, which we acquired in May 2012.  We acquired the project for $84.0 million, which was comprised of a cash purchase price of $74.5 million plus $9.5 million of assumed leasing commissions and other net accrued liabilities.  The office development project, which was 100% pre-leased to a single tenant, has a total estimated investment of approximately $196.3 million and is expected to encompass approximately 341,000 rentable square feet upon completion. Construction is currently in process and is expected to be completed in the first quarter of 2015.

•
333 Brannan Street in San Francisco, California, which we acquired in July 2012 for approximately $18.5 million. We currently expect to develop an approximately 175,000 rentable square foot office building on this site that will include all the features, amenities and systems that tech and media tenants need to accommodate their increased densities for a total estimated investment of approximately $85.0 million. We currently expect to begin construction in the fourth quarter of 2013.

•
Columbia Square, in Hollywood, California, which we acquired in September 2012 for approximately $65.0 million.  This project is a historic media campus located in the heart of Hollywood, two blocks from the corner of Sunset and Vine. The site is fully entitled for the development of an office, retail and multi-family mixed use project under a 15-year development agreement that includes three existing buildings. We intend to redevelop the three existing buildings, which encompass approximately 100,000 rentable square feet, and to develop up to another 500,000 square feet of office, retail and residential space. We currently expect to invest an additional $250.0 million for a total estimated investment of approximately $315.0 million. Our plan is to create a mixed-use campus that preserves the historical character while establishing a new center for many entertainment and media companies. We expect to commence redevelopment of the three historic buildings, and initial construction of the office component in early to mid-2013 with completion of phase one targeted for 2015.

•
350 Mission Street, in San Francisco, California, which we acquired in October 2012 for approximately $52.0 million.  We are planning to develop an approximately 400,000 square foot, 27 story office tower that adapts our open-plan workspace concepts to a high-rise office environment. The property will be LEED platinum certified, the first ground up development property in the city to receive this designation. We currently expect to begin construction in 2013 and complete the building in early 2015.

As of the date of this filing, we were also in various stages of negotiation to acquire two additional future development projects. We cannot provide assurance that we will acquire these projects. In the future, we may also enter into agreements to acquire other development or redevelopment opportunities, either as wholly-owned properties or through joint ventures and those agreements typically will be subject to the satisfaction of closing conditions. In addition, as of September 30, 2012, we had additional undeveloped land holdings, located primarily in various submarkets in San Diego County with an aggregate cost basis of approximately $277.4 million.
An increase in our development and redevelopment activities will cause an increase the average development asset balances qualifying for interest and other carry cost capitalization in future periods. During the three and nine months ended September 30, 2012, we capitalized interest on in process redevelopment projects and development pipeline projects with an aggregate cost basis of approximately $452.5 million, as it was determined these projects qualified for interest and other carry cost capitalization under GAAP. For the three and nine months ended September 30, 2012, we capitalized $0.6 million and $1.5 million, respectively, of internal costs to our qualifying redevelopment and development projects. For the three and nine months ended September 30, 2011, respectively, we capitalized $0.4 million and $1.0 million of internal costs to our qualifying redevelopment and development projects.
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
Share-Based Compensation.    As of September 30, 2012, there was $28.2 million of total unrecognized compensation cost related to outstanding nonvested shares of restricted common stock, RSUs and stock options issued under share-based compensation arrangements. Those costs are expected to be recognized over a weighted-average period of 2.7 years. The $28.2 million of unrecognized compensation cost does not reflect the future compensation cost for any potential share-based awards that may be issued based on the Company's and management's performance in 2012. Share-based compensation expense for potential future awards could be affected by our operating and development performance, financial results, total shareholder return and market conditions. Consequently, we cannot predict the amounts that will be recorded in future periods for such share-based awards. See Note 9 to our consolidated financial statements for additional information regarding our share-based incentive compensation plan.

Stabilized Portfolio Information
As of September 30, 2012, our stabilized portfolio was comprised of 111 Office Properties encompassing an aggregate of approximately 12.7 million rentable square feet. Our stabilized portfolio includes all of our properties with the exception of properties "held-for-sale," undeveloped land, development and redevelopment projects currently under construction and "lease−up" properties. We define lease-up properties as properties recently developed or redeveloped that have not yet reached 95% occupancy and are within one year following cessation of major construction activities. We define redevelopment properties as those projects for which we expect to spend significant development and construction costs on existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property.
At September 30, 2012, our stabilized portfolio excluded 39 Industrial Properties and five Office Properties, encompassing an aggregate of approximately 3.7 million rentable square feet, that were "held-for-sale" at September 30, 2012 and one development and four redevelopment properties currently under construction. We had no "lease-up" properties as of September 30, 2012.
The following table reconciles the changes in the rentable square feet in our stabilized portfolio of operating properties from September 30, 2011 to September 30, 2012:

	Office Properties		Industrial Properties		Total
	Number of Buildings	Rentable Square Feet	Number of Buildings	Rentable Square Feet	Number of Buildings	Rentable Square Feet
Total as of September 30, 2011	105	11,574,244	40	3,605,407	145	15,179,651
Acquisitions(1)	13	1,607,194			13	1,607,194
Properties held for sale	(5)	(308,635)	(39)	(3,413,354)	(44)	(3,721,989)
Dispositions	(2)	(253,676)	(1)	(192,053)	(3)	(445,729)
Remeasurement		37,415				37,415
Total as of September 30, 2012	111	12,656,542	—	—	111	12,656,542
________________________

(1)	Excludes redevelopment and development property acquisitions.

Occupancy Information
The following table sets forth certain information regarding our stabilized portfolio:
Stabilized Portfolio Occupancy

Region	Number of Buildings	Rentable Square Feet	Occupancy at(1)
			9/30/2012	6/30/2012	12/31/2011

Los Angeles and Ventura Counties	25	3,037,984	94.3%	88.0%	83.5%
San Diego	59	5,182,742	87.8	87.5	92.5
Orange County	4	497,393	95.6	92.7	99.1
San Francisco Bay Area	13	2,211,184	92.0	91.4	93.3
Greater Seattle	10	1,727,239	93.2	93.8	89.9
Total Stabilized Portfolio	111	12,656,542	91.1	90.0	92.4

	Average Occupancy
	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2012	2011	2012	2011
Stabilized Portfolio(1)	90.7%	90.1%	91.2%	89.0%
Same Store Portfolio(2)	90.8	93.0	91.5	90.2
__________________________________

(1)
Occupancy percentages reported are based on our stabilized portfolio as of the end of the period presented. Occupancy percentages shown for the three and nine months ended September 30, 2011 include the properties held for sale at September 30, 2012.

(2)
Occupancy percentages reported are based on Office Properties owned and stabilized as of January 1, 2011 and still owned and stabilized as of September 30, 2012. See discussion under "Results of Operations" for additional information.

Current Regional Information
We have generally seen that rental rates have stabilized and are starting to improve in many of our submarkets. We have also seen vacancy rates in many of our submarkets are starting to decrease.
Los Angeles and Ventura Counties.    Our Los Angeles and Ventura Counties stabilized portfolio of 3.0 million rentable square feet was 94.3% occupied with approximately 173,900 available rentable square feet as of September 30, 2012 compared to 83.5% occupied with approximately 491,300 available rentable square feet as of December 31, 2011. The increase in occupancy is primarily attributable to the acquisition of one office building during the nine months ended September 30, 2012 encompassing approximately 321,900 rentable square feet that were 87.3% occupied as of September 30, 2012. We have also entered into agreements to sell four buildings encompassing approximately 265,400 rentable square feet located in Ventura County that were included in the stabilized portfolio as of December 31, 2011, but were no longer included as of September 30, 2012. Excluding these four buildings, the Los Angeles and Ventura Counties stabilized portfolio would have been 90.2% as of December 31, 2011.
As of September 30, 2012, leases representing an aggregate of approximately 52,800 and 387,400 rentable square feet are scheduled to expire during the remainder of 2012 and in 2013, respectively, in this region. The aggregate rentable square feet under the leases scheduled to expire in this region during the remainder of 2012 and in 2013 represents approximately 3.9% of our occupied rentable square feet and 3.6% of our annualized base rental revenues in our total stabilized portfolio.
San Diego County.    Our San Diego County stabilized portfolio of 5.2 million rentable square feet was 87.8% occupied with approximately 632,700 available rentable square feet as of September 30, 2012 compared to 92.5% occupied with approximately 391,100 available rentable square feet as of December 31, 2011. The decrease in occupancy is primarily attributable to four leases that expired during the nine months ended September 30, 2012. As of September 30, 2012, we have leased 101,700 rentable square feet in this region that was vacant at September 30, 2012 to four tenants. The new leases are scheduled to commence during the fourth quarter of 2012 and the first quarter of 2013.
As of September 30, 2012, leases representing an aggregate of approximately 28,400 and 389,900 rentable square feet are scheduled to expire during the remainder of 2012 in 2013, respectively, in this region. The aggregate rentable square feet under leases scheduled to expire in this region in 2012 and 2013 represents approximately 3.6% of our occupied rentable square feet and 2.8% of our annualized base rental revenues in our total stabilized portfolio as of September 30, 2012.
Orange County.    Our Orange County stabilized portfolio of approximately 497,400 rentable square feet was 95.6% occupied with approximately 21,700 available rentable square feet as of September 30, 2012, compared to 93.4% occupied with approximately 35,500 available rentable square feet as of December 31, 2011. We have also entered into an agreement to sell one building encompassing approximately 43,300 rentable square feet that was included in the stabilized portfolio as of December 31, 2011, but was no longer included as of September 30, 2012. Excluding this building, the Orange County stabilized portfolio would have been 94.5% as of December 31, 2011.
As of September 30, 2012, leases representing an aggregate of approximately 22,900 and 61,900 rentable square feet are scheduled to expire during the remainder of 2012 and in 2013, respectively, in this region. The aggregate rentable square feet under leases scheduled to expire in 2012 and 2013 represents approximately 0.7% of our occupied rentable square feet and 0.6% of our annualized base rental revenues in our total stabilized portfolio as of September 30, 2012.
San Francisco Bay Area.    As of September 30, 2012, our San Francisco Bay Area stabilized portfolio of 2.2 million rentable square feet was 92.0% occupied with approximately 176,600 available rentable square feet, compared to 1.8 million rentable square feet which was 93.3% occupied with approximately 121,900 available rentable square feet as of December 31, 2011. The decrease in occupancy is primarily attributable to the acquisition of seven office buildings during the nine months ended September 30, 2012 encompassing approximately 374,100 rentable square feet that were 78.4% occupied as of September 30, 2012.  As of September 30, 2012, we have leased 16,900 rentable square feet in this region that was vacant at September 30, 2012 to three tenants. The new leases are scheduled to commence in the fourth quarter of 2012 and the first half of 2013.

As of September 30, 2012, leases representing an aggregate of approximately 4,600 and 308,400 rentable square feet are scheduled to expire during the remainder of 2012 and in 2013, respectively, in this region. The aggregate rentable square feet under leases scheduled to expire in this region during the remainder of 2012 and in 2013 represents approximately 2.7% of our occupied rentable square feet and 3.4% of our annualized base rental revenues in our total stabilized portfolio as of September 30, 2012.
Greater Seattle.    As of September 30, 2012, our Greater Seattle stabilized portfolio of 1.7 million rentable square feet was 93.2% occupied with approximately 117,700 available rentable square feet, compared to 89.9% occupied with approximately 90,300 available rentable square feet as of December 31, 2011. The increase in occupancy is primarily attributable to the acquisition of four office buildings during the nine months ended September 30, 2012 encompassing approximately 836,700 rentable square feet that were 95.0% occupied as of September 30, 2012. As of September 30, 2012, we have leased 15,100 rentable square feet in this region that was vacant at September 30, 2012 to two tenants. The new leases are scheduled to commence in the fourth quarter of 2012 and the first half of 2013.
As of September 30, 2012, leases representing an aggregate of approximately 2,200 and 194,500 rentable square feet are scheduled to expire during the remainder of 2012 and in 2013, respectively. The aggregate rentable square feet under leases scheduled to expire in this region during the remainder of 2012 and in 2013 represents approximately 1.7% of our occupied rentable square feet and 1.6% of our annualized base rental revenues in our total stabilized portfolio as of September 30, 2012.

Results of Operations
Management internally evaluates the operating performance and financial results of our stabilized portfolio based on Net Operating Income. We define “Net Operating Income” as operating revenues (rental income, tenant reimbursements, and other property income) less operating expenses (property expenses, real estate taxes, provision for bad debts, and ground leases).
Net Operating Income is considered by management to be an important and appropriate supplemental performance measure to net income (loss) because we believe it helps both investors and management to understand the core operations of our properties excluding corporate and financing-related costs and non-cash depreciation and amortization. Net Operating Income is an unlevered operating performance metric of our properties and allows for a useful comparison of the operating performance of individual assets or groups of assets. This measure thereby provides an operating perspective not immediately apparent from GAAP income (loss) from operations or net income (loss). In addition, Net Operating Income is considered by many in the real estate industry to be a useful starting point for determining the value of a real estate asset or group of assets. Other real estate companies may use different methodologies for calculating Net Operating Income, and accordingly, our presentation of Net Operating Income may not be comparable to other real estate companies. Because of the exclusion of the items shown in the reconciliation below, Net Operating Income should only be used as a supplemental measure of our financial performance and not as an alternative to GAAP income (loss) from operations or net income (loss).
Management further evaluates Net Operating Income from the stabilized portfolio by evaluating the performance from the following property groups:

•
Same Store Properties - which includes the results of all of the office properties that were owned and included in our stabilized portfolio as of January 1, 2011 and still owned and included in the stabilized portfolio as of September 30, 2012;

•
Acquisition Properties - which includes the results, from the dates of acquisition through the periods presented, for the ten office buildings we acquired during 2011 and the twelve office buildings we acquired during the nine months ended September 30, 2012;

•
Other - which includes the results generated by one office building added to our redevelopment portfolio upon acquisition in the fourth quarter of 2011 and two office buildings that were moved from the stabilized portfolio during 2011 to redevelopment since the properties are being repositioned (the “Redevelopment Properties”).

The following table sets forth certain information regarding the stabilized portfolio as of September 30, 2012:

Group	# of Buildings	Rentable Square Feet
Same Store Properties	89	9,550,566
Acquisition Properties	22	3,105,976
Total Stabilized Portfolio	111	12,656,542

Comparison of the Three Months Ended September 30, 2012 to the Three Months Ended September 30, 2011
The following table reconciles our Net Operating Income, as defined, to our net income for the three months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2012	2011
	($ in thousands)
Reconciliation to Net Income:
Net Operating Income, as defined	$72,251	$60,268	$11,983	19.9%
Unallocated (expense) income:
General and administrative expenses	(8,727)	(6,355)	(2,372)	37.3
Acquisition-related expenses	(556)	(1,163)	607	(52.2)
Depreciation and amortization	(44,109)	(33,275)	(10,834)	32.6
Interest income and other net investment gains	330	30	300	1,000.0
Interest expense	(19,854)	(22,896)	3,042	(13.3)
Income from continuing operations	(665)	(3,391)	2,726	(80.4)
Income from discontinued operations	3,187	17,681	(14,494)	(82.0)
Net income	$2,522	$14,290	$(11,768)	(82.4)%

The following tables summarize the Net Operating Income, as defined, for our total portfolio for the three months ended September 30, 2012 and 2011.

	2012				2011
	Same Store	Acquisitions	Other	Total	Same Store	Acquisitions	Other	Total
	(in thousands)				(in thousands)
Operating revenues:
Rental income	$70,876	$22,862	$1,667	$95,405	$70,971	$8,337	$365	$79,673
Tenant reimbursements	5,034	3,543	88	8,665	4,580	1,709	98	6,387
Other property income	197	18	8	223	337	2	—	339
Total	76,107	26,423	1,763	104,293	75,888	10,048	463	86,399
Property and related expenses:
Property expenses	16,224	4,952	695	21,871	15,726	2,111	295	18,132
Real estate taxes	6,634	2,277	401	9,312	6,263	752	337	7,352
Provision for bad debts	—	—	—	—	144	—	—	144
Ground leases	224	685	(50)	859	274	193	36	503
Total	23,082	7,914	1,046	32,042	22,407	3,056	668	26,131
Net Operating Income (Loss), as defined	$53,025	$18,509	$717	$72,251	$53,481	$6,992	$(205)	$60,268

	Three Months Ended September 30, 2012 as compared to the Three Months Ended September 30, 2011
	Same Store		Acquisitions		Other		Total
	Dollar Change	% Change	Dollar Change	% Change	Dollar Change	% Change	Dollar Change	% Change
					($ in thousands)
Operating revenues:
Rental income	$(95)	(0.1)%	$14,525	174.2%	$1,302	356.7%	$15,732	19.7%
Tenant reimbursements	454	9.9	1,834	107.3	(10)	(10.2)	2,278	35.7
Other property income	(140)	(41.5)	16	100.0	8	100.0	(116)	(34.2)
Total	219	0.3	16,375	163.0	1,300	280.8	17,894	20.7
Property and related expenses:
Property expenses	498	3.2	2,841	134.6	400	135.6	3,739	20.6
Real estate taxes	371	5.9	1,525	202.8	64	19.0	1,960	26.7
Provision for bad debts	(144)	100.0	—	—	—	—	(144)	100.0
Ground leases	(50)	(18.2)	492	100.0	(86)	(238.9)	356	70.8
Total	675	3.0	4,858	159.0	378	56.6	5,911	22.6
Net Operating Income, as defined	$(456)	(0.9)%	$11,517	164.7%	$922	(449.8)%	$11,983	19.9%
Net Operating Income increased $12.0 million, or 19.9%, for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 primarily resulting from:

•	An increase of $11.5 million attributable to the Acquisition Properties;

•
An increase of $0.9 million attributable to the Redevelopment Properties. Of the increase, approximately $0.9 million was from rental revenue at our San Francisco redevelopment property due to the commencement of revenue recognition for one lease for approximately 17% of the building. The tenant took occupancy of this space in July 2012. At September 30, 2012, we were recognizing revenue on approximately 26% of this property and the remaining 74% was still under redevelopment;

•	An offsetting decrease of $0.5 million attributable to the Same Store Properties which is primarily comprised of:

▪	An increase in tenant reimbursements of $0.5 million primarily resulting from the resetting of base year expense levels for lease renewals in the prior year period;

•
A $0.5 million increase in property expenses primarily resulting from $0.3 million of repairs incurred during the three months ended September 30, 2012 as the result of water damage at one of our properties which we anticipate receiving an insurance reimbursement for later this year; and

•
An increase in real estate taxes of $0.4 million as a result of a reversal of accrued property taxes in the prior year attributable to lower than expected supplemental tax increases in the prior year period.

Other Expenses and Income
General and Administrative Expenses
General and administrative expenses increased $2.4 million, or 37.3%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 primarily attributable to an increase in compensation expense related to the February 2012 stock option grants made to our senior management team, higher payroll costs associated with the renegotiation of our Chief Executive Officer's employment agreement and an increase in payroll and administrative costs associated with the growth of the Company.
Depreciation and Amortization
Depreciation and amortization increased by $10.8 million, or 32.6%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, primarily related to the Acquisition Properties.
Interest Expense
The following table sets forth our gross interest expense from continuing operations, including debt discounts/premiums and loan cost amortization, net of capitalized interest, including capitalized debt discounts/premiums and loan cost amortization for the three months ended September 30, 2012 and 2011:

	2012	2011	Dollar Change	Percentage Change
	($ in thousands)
Gross interest expense	$24,843	$25,294	$(451)	(1.8)%
Capitalized interest	(4,989)	(2,398)	(2,591)	108.0%
Interest expense	$19,854	$22,896	$(3,042)	(13.3)%
Gross interest expense, before the effect of capitalized interest, decreased $0.5 million, or 1.8%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 resulting from a decrease in our weighted average GAAP effective interest rate, which includes the impact of debt discounts and premiums, from approximately 5.8% during the three months ended September 30, 2011 to approximately 5.4% during the three months ended September 30, 2012, partially offset by an increase in our average outstanding debt balances.
Capitalized interest increased $2.6 million, or 108.0%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 primarily attributable to an increase in our development and redevelopment activity, which resulted in higher average asset balances qualifying for interest capitalization.
Comparison of the Nine Months Ended September 30, 2012 to the Nine Months Ended September 30, 2011
The following table reconciles our Net Operating Income, as defined, to our net income for the nine months ended September 30, 2012 and 2011.

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2012	2011
	($ in thousands)
Reconciliation to Net Income:
Net Operating Income, as defined	$208,478	$170,807	$37,671	22.1%
Unallocated (expense) income:
General and administrative expenses	(26,745)	(20,355)	(6,390)	31.4
Acquisition-related expenses	(3,897)	(2,829)	(1,068)	37.8
Depreciation and amortization	(116,832)	(88,969)	(27,863)	31.3
Interest income and other net investment gains	703	272	431	158.5
Interest expense	(60,172)	(62,671)	2,499	(4.0)
Income from continuing operations	1,535	(3,745)	5,280	(141.0)%
Income from discontinued operations	81,936	26,373	55,563	210.7%
Net income	$83,471	$22,628	$60,843	268.9%

The following tables summarize the Net Operating Income, as defined, for our total portfolio for the nine months ended September 30, 2012 and 2011.

	2012				2011
	Same Store	Acquisitions	Other	Total	Same Store	Acquisitions	Other	Total
	(in thousands)				(in thousands)
Operating revenues:
Rental income	$213,621	$51,329	$3,278	$268,228	$209,971	$12,786	$1,096	$223,853
Tenant reimbursements	15,231	8,509	207	23,947	14,547	2,683	152	17,382
Other property income	1,347	271	7	1,625	2,104	1	31	2,136
Total	230,199	60,109	3,492	293,800	226,622	15,470	1,279	243,371
Property and related expenses:
Property expenses	45,577	11,138	1,191	57,906	44,942	3,040	1,110	49,092
Real estate taxes	19,013	5,112	1,013	25,138	19,570	1,181	1,190	21,941
Provision for bad debts	2	—	—	2	265	—	—	265
Ground leases	673	988	615	2,276	906	253	107	1,266
Total	65,265	17,238	2,819	85,322	65,683	4,474	2,407	72,564
Net Operating Income (Loss), as defined	$164,934	$42,871	$673	$208,478	$160,939	$10,996	$(1,128)	$170,807

	Nine Months Ended September 30, 2012 as compared to the Nine Months Ended September 30, 2011
	Same Store		Acquisitions		Other		Total
	Dollar Change	% Change	Dollar Change	% Change	Dollar Change	% Change	Dollar Change	% Change
					($ in thousands)
Operating revenues:
Rental income	$3,650	1.7%	$38,543	301.4%	$2,182	199.1%	$44,375	19.8%
Tenant reimbursements	684	4.7	5,826	217.1	55	36.2	6,565	37.8
Other property income	(757)	(36.0)	270	100.0	(24)	(77.4)	(511)	(23.9)
Total	3,577	1.6	44,639	288.6	2,213	173.0	50,429	20.7
Property and related expenses:
Property expenses	635	1.4	8,098	266.4	81	7.3	8,814	18.0
Real estate taxes	(557)	(2.8)	3,931	332.9	(177)	(14.9)	3,197	14.6
Provision for bad debts	(263)	(99.2)	—	—	—	—	(263)	(99.2)
Ground leases	(233)	(25.7)	735	100.0	508	474.8	1,010	79.8
Total	(418)	(0.6)	12,764	285.3	412	17.1	12,758	17.6
Net Operating Income, as defined	$3,995	2.5%	$31,875	289.9%	$1,801	159.7%	$37,671	22.1%

Net Operating Income increased $37.7 million, or 22.1%, for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 primarily resulting from:

•	An increase of $31.9 million attributable to the Acquisition Properties;

•	An increase of $4.0 million attributable to the Same Store Properties which primarily comprised of:

•
An increase in rental income of $3.7 million primarily resulting from an increase in average occupancy of 1.3%, from 90.2% for the nine months ended September 30, 2011, to 91.5% for the nine months ended September 30, 2012;

•	An increase in tenant reimbursements of $0.7 million primarily due to an increase in certain recoverable expenses;

•
An offsetting decrease in other property income of $0.8 million primarily due to a $0.6 million cash distribution received during the prior year period under a bankruptcy claim related to a former tenant that defaulted on their lease in 2009. Other property income for both periods consist primarily of lease termination fees and other miscellaneous income; and

•	A decrease in property and related expenses of $0.4 million primarily resulting from:

•
An increase of $0.6 million in property expenses primarily as a result of an increase in certain recurring operating costs such as property management expenses and janitorial and other service-related costs primarily as a result of an increase in average occupancy, as described above;

•	A decrease in real estate taxes of $0.6 million as a result of successful property tax appeals;

•	A decrease in ground lease expense of $0.2 million as a result of the expiration of a ground lease;

•	An increase in net operating income of $1.8 million attributable to the Redevelopment Properties.

•
An increase of $1.1 million generated by our redevelopment property in San Francisco, California. This increase was from rental revenue at our San Francisco redevelopment property due to the commencement of revenue recognition for one lease for approximately 17% of the building. The tenant took occupancy of this space in July 2012. At September 30, 2012, we were recognizing revenue for approximately 26% of this property and the remaining 74% was still under redevelopment;

•
A net operating loss included in the results for the nine months ended September 30, 2011 related to one of the properties that was moved to the redevelopment portfolio during the third quarter of 2011. Operating expenditures for this property during the nine months ended September 30, 2012 qualified for capitalization and were included as part of the costs of redevelopment.

Other Expenses and Income
General and Administrative Expenses
General and administrative expenses increased $6.4 million, or 31.4%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily attributable to an increase in compensation expense related to the February 2012 stock option grants made to our senior management team, higher payroll costs associated with the renegotiation of our Chief Executive Officer's employment agreement and an increase in payroll and administrative costs associated with the growth of the Company.
Depreciation and Amortization
Depreciation and amortization increased by $27.9 million, or 31.3%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, primarily related to the Acquisition Properties.
Interest Expense
The following table sets forth our gross interest expense, including debt discounts/premiums and loan cost amortization, net of capitalized interest, including capitalized debt discounts/premiums and loan cost amortization for the nine months ended September 30, 2012 and 2011:

	2012	2011	Dollar Change	Percentage Change
	($ in thousands)
Gross interest expense	$73,326	$69,113	$4,213	6.1%
Capitalized interest	(13,154)	(6,442)	(6,712)	104.2%
Interest expense	$60,172	$62,671	$(2,499)	(4.0)%
Gross interest expense, before the effect of capitalized interest, increased $4.2 million, or 6.1%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 resulting from an increase in our average outstanding debt balances, partially offset by a decrease in our weighted average GAAP effective interest rate from approximately 5.8% during the nine months ended September 30, 2011 to approximately 5.6% during the nine months ended September 30, 2012.
Capitalized interest increased $6.7 million, or 104.2%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily attributable to an increase in our development and redevelopment activity, which resulted in higher average asset balances qualifying for interest capitalization.

Liquidity and Capital Resources of the Company
In this "Liquidity and Capital Resources of the Company" section, the term the "Company" refers only to Kilroy Realty Corporation on an unconsolidated basis, and excludes the Operating Partnership and all other subsidiaries.
The Company's business is operated primarily through the Operating Partnership. Distributions from the Operating Partnership are the Company's source of capital. The Company believes the Operating Partnership's sources of working capital, specifically its cash flow from operations and borrowings available under its Credit Facility, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its preferred and common stockholders for the next twelve months. Cash flows from operating activities generated by the Operating Partnership for the three and nine months ended September 30, 2012 were sufficient to cover the Company's payment of cash dividends to its stockholders. However, there can be no assurance that the Operating Partnership's sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distributions to the Company. The unavailability of capital could adversely affect the Operating Partnership's ability to make distributions to the Company, which would in turn, adversely affect the Company's ability to pay cash dividends to its stockholders.
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
On September 14, 2012, the Board of Directors declared a regular quarterly cash dividend of $0.35 per common share payable on October 17, 2012 to stockholders of record on September 28, 2012 and caused a $0.35 per Operating Partnership unit cash distribution to be paid in respect of the Operating Partnership's common limited partnership interests, including those owned by the Company.
On March 27, 2012 and August 6, 2012, the Company issued 4,000,000 shares of its 6.875% Series G Cumulative Redeemable Preferred Stock ("Series G Preferred Stock") and 4,000,000 shares of its 6.375% Series H Cumulative Redeemable Preferred Stock ("Series H Preferred Stock"), respectively, at a public offering price of $25.00 per share, for a total of approximately $96.2 million of net proceeds for each offering, after deducting underwriting discounts and other offering-related costs. The net proceeds were used to redeem preferred stock and units as discussed below. Dividends on the Series G Preferred Stock and the Series H Preferred Stock will be paid quarterly in arrears on the 15th day of each February, May, August and November, commencing May 15, 2012 and November 15, 2012, respectively. On September 14, 2012, the Board of Directors declared a dividend of $0.42969 per share on the Series G Preferred Stock and $0.39844 per share on the Series H Preferred Stock for the period commencing on and including August 15, 2012, and ending on and including November 14, 2012. The dividend will be payable on November 15, 2012, to Series G Preferred and Series H Preferred stockholders of record on October 31, 2012.
On August 15, 2012 (the "Series A Redemption Date"), the Company redeemed all 1,500,000 outstanding 7.45% Series A Cumulative Redeemable Preferred Units representing preferred limited partnership interests in the Operating Partnership ("Series A Preferred Units"). On the Series A Redemption Date, the Series A Preferred Units were redeemed at a redemption price equal to $50.00 per unit, representing $75.0 million in aggregate, plus all accrued and unpaid distributions to the Series A Redemption Date.
On April 16, 2012 (the "Series E and F Redemption Date"), the Company redeemed all 1,610,000 outstanding shares of its 7.80% Series E Cumulative Redeemable Preferred Stock ("Series E Preferred Stock") and all 3,450,000 outstanding shares of its 7.50% Series F Cumulative Redeemable Preferred Stock ("Series F Preferred Stock"). On the Series E and F Redemption Date, the shares of Series E and Series F Preferred Stock (together, the “Redeemed Preferred Stock”) were redeemed at a redemption price equal to their stated liquidation preference of $25.00 per share plus $2.9 million of dividends, which included $0.5 million of additional dividends attributable to the acceleration of the Series E Preferred Stock and Series F Preferred Stock dividend payment from April 1, 2012 to April 16, 2012 and redemption-related costs.
As a result of these transactions, beginning in the fourth quarter of 2012, our ongoing quarterly preferred dividend payments will equal $3.3 million per quarter.
Capitalization
As of September 30, 2012, our total debt as a percentage of total market capitalization was 33.7% and our total debt and liquidation value of our preferred equity as a percentage of total market capitalization was 37.3%, which was calculated based on the closing price per share of the Company's common stock of $44.78 on September 30, 2012 as shown in the following table:

	Shares/Units at September 30, 2012	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
	($ in thousands)
Debt:
Credit Facility		$27,000	0.5%
Unsecured Term Loan Facility		150,000	2.7
4.25% Unsecured Exchangeable Notes due 2014(1)		172,500	3.2
Unsecured Senior Notes due 2014		83,000	1.5
Unsecured Senior Notes due 2015(1)		325,000	5.9
Unsecured Senior Notes due 2018(1)		325,000	5.9
Unsecured Senior Notes due 2020(1)		250,000	4.6
Secured debt(1)		514,939	9.4
Total debt		1,847,439	33.7
Equity and Noncontrolling Interests:
6.875% Series G Cumulative Redeemable Preferred stock(2)	4,000,000	100,000	1.8
6.375% Series H Cumulative Redeemable Preferred stock(2)	4,000,000	100,000	1.8
Common limited partnership units outstanding(3)(4)	1,826,503	81,791	1.5
Common shares outstanding(4)	74,692,939	3,344,750	61.2
Total equity and noncontrolling interests		3,626,541	66.3
Total Market Capitalization		$5,473,980	100.0%
________________________

(1)	Represents gross aggregate principal amount due at maturity before the effect of the unamortized discounts and premiums as of September 30, 2012.

(2)	Value based on $25.00 per share liquidation preference.

(3)	Represents common units not owned by the Company.

(4)	Value based on closing price per share of our common stock of $44.78 as of September 30, 2012.
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
Summary of 2012 Funding Transactions
We have been very active in the capital markets, loan originations and assumptions, and our capital recycling program to finance our acquisition activity and our continued desire to improve our debt maturities and lower our overall weighted average cost of capital. This was primarily as a result of the following transactions:
Capital Markets

•
In August 2012, the Company issued 4,000,000 shares of its 6.375% Series H Preferred Stock at a public offering price of $25.00 per share. The net proceeds, after deducting the underwriting discount and other offering-related costs, of $96.2 million were contributed to the Operating Partnership (see Notes 7 and 8 to our consolidated financial statements included in this report for additional information).

•
In August 2012, the Company completed an underwritten public offering of 5,750,000 shares of its common stock. The net offering proceeds, after deducting underwriting discounts and commissions and offering expenses, of approximately $253.8 million were contributed to the Operating Partnership (see Notes 7 and 8 to our consolidated financial statements included in this report for additional information).

•
In August 2012, the Company redeemed all 1,500,000 outstanding 7.45% Series A Preferred Units representing preferred limited partnership interests in the Operating Partnership at a redemption price equal to $50.00 per unit, representing $75.0 million in aggregate, plus all accrued and unpaid distributions up to and including the redemption date of August 15, 2012 (see Notes 6 and 8 to our consolidated financial statements included in this report for additional information).

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

•
In March 2012, the Company issued 4,000,000 shares of its 6.875% Series G Preferred Stock at a public offering price of $25.00 per share. The net proceeds, after deducting the underwriting discount and other accrued offering-related costs, of $96.2 million were contributed to the Operating Partnership (see Notes 7 and 8 to our consolidated financial statements included in this report for additional information).

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

Debt Activity

•
During the nine months ended September 30, 2012, the Operating Partnership assumed three secured mortgage loans with a combined principal balance of $171.5 million in connection with three acquisitions. We also acquired a $97.0 million secured mortgage loan and repaid two secured mortgage loans with a combined outstanding principal balance of $101.0 million that were scheduled to mature in August 2012 (see Notes 2 and 5 to our consolidated financial statements included in this report for additional information).

•
In April 2012, the Operating Partnership repaid its 3.25% Exchangeable Notes with an aggregate principal amount of $148.0 million and entered into a new $150.0 million unsecured term loan facility (the "Unsecured Term Loan Facility") in March 2012 (see Note 5 to our consolidated financial statements included in this report for additional information).

Capital Recycling Program

•
In January 2012, the Company completed the sale of two office buildings to an unrelated third party for a cash sales price of approximately $146.1 million (see Note 13 to our consolidated financial statements included in this report for additional information).

Liquidity Sources
Credit Facility
The following table summarizes the balance and terms of our Credit Facility as of September 30, 2012 and December 31, 2011, respectively:

	September 30, 2012	December 31, 2011
	(in thousands)
Outstanding borrowings	$27,000	$182,000
Remaining borrowing capacity	473,000	318,000
Total borrowing capacity(1)	$500,000	$500,000
Interest rate(2)	1.97%	2.05%
Facility fee - annual rate(3)	0.350%
Maturity date(4)	August 2015
________________________

(1)	We may elect to borrow, subject to bank approval, up to an additional $200.0 million under an accordion feature under the terms of the Credit Facility.

(2)	The Credit Facility interest rate was calculated based on an annual rate of LIBOR plus 1.750% as of both September 30, 2012 and December 31, 2011.

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

Capital Recycling Program
In connection with our capital recycling program, we continuously evaluate opportunities for the potential disposition of properties and undeveloped land in our portfolio with the intent of recycling the proceeds generated from the dispositions of non-strategic or lower return assets into capital used to fund new operating and development acquisitions, to finance development and redevelopment expenditures, to repay long-term debt and for other general corporate purposes. As part of our strategy, we intend, when practical, to enter into like-kind exchanges under Section 1031 of the Code to defer some or all of the taxable gains on the sales, if any, for federal and state income tax purposes.
In connection with this strategy, as of the date of this report, we entered into contracts to sell five of our Office Properties and our entire Industrial Portfolio, which is comprised of 39 Industrial Properties. These 44 properties were reported as held for sale and included in discontinued operations for the reporting periods ended September 30, 2012 and 2011 (see Note 13 to our consolidated financial statements included in this report for more information). We currently expect that we may generate gross proceeds of approximately $355 million before the impact of broker commissions and other selling costs in connection with the disposition of these properties in two separate transactions and that the sale of the properties will close by the end of fiscal year 2012.
In addition, in January 2012, we disposed of two office buildings in one transaction for approximately $146.1 million at a gain of approximately $72.8 million. We were able to successfully complete Section 1031 Exchanges for these properties and reinvest the funds into qualified replacement acquisition properties.
The timing of any potential future disposition transactions will depend on market conditions and other factors including but not limited to our capital needs and our ability to defer some or all of the taxable gains on the sales. We cannot assure you that we will dispose of any additional properties, or that future acquisitions and/or dispositions, if any, will qualify as like−kind exchange under Section 1031 of the Code.
At-The-Market Stock Offering Program
Under our at-the-market stock offering program, which commenced in July 2011, we may offer and sell shares of our common stock having an aggregate gross sales price of up to $200.0 million from time to time in "at the market" offerings. During the nine months ended September 30, 2012, we sold 575,689 shares of common stock under the program in exchange for aggregate gross proceeds of approximately $27.0 million and net proceeds of approximately $26.5 million after underwriting discounts and commissions. There were no shares sold under this program during the three months ended September 30, 2012. The proceeds from the sales were used to fund acquisitions and general corporate purposes including repayment of borrowings under the Credit Facility. Since commencement of the program, we have sold 930,994 shares of common stock and, as of September 30, 2012, approximately $160.0 million remains available to be sold under this program. Actual sales will depend upon a variety of factors including but not limited to market conditions, the trading price of the Company's common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.
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

Exchangeable Notes, Unsecured Debt, and Secured Debt
The aggregate principal amount of our 4.25% Exchangeable Notes, unsecured debt, and secured debt of the Operating Partnership outstanding as of September 30, 2012 was as follows:

Aggregate Principal Amount Outstanding
(in thousands)
Unsecured Term Loan Facility due 2016	$150,000
4.25% Exchangeable Notes due 2014 (1)	172,500
Unsecured Senior Notes due 2014	83,000
Unsecured Senior Notes due 2015 (1)	325,000
Unsecured Senior Notes due 2018 (1)	325,000
Unsecured Senior Notes due 2020 (1)	250,000
Secured Debt (1)	514,939
Total Exchangeable Notes, Unsecured Debt, and Secured Debt	$1,820,439
________________________

(1)	Represents gross aggregate principal amount before the effect of the unamortized discounts and premiums as of September 30, 2012.
Debt Composition
The composition of the Operating Partnership's aggregate debt balances between secured and unsecured and fixed-rate and variable-rate debt as of September 30, 2012 and December 31, 2011 was as follows:

	Percentage of Total Debt		Weighted Average Interest Rate
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Secured vs. unsecured:
Unsecured(1)	72.1%	80.9%	4.8%	4.7%
Secured	27.9	19.1	5.2	5.2
Variable-rate vs. fixed-rate:
Variable-rate	9.6	9.9	1.7	2.0
Fixed-rate(1)	90.4	90.1	5.3	5.1
Stated rate(1)			4.9	4.8
GAAP effective rate(2)			5.0	5.2
GAAP effective rate including debt issuance costs			5.4%	5.6%
________________________

(1)	Excludes the impact of the amortization of any debt discounts/premiums.

(2)	Includes the impact of the amortization of any debt discounts/premiums, excluding debt issuance costs.

Liquidity Uses
Contractual Obligations
The following table provides information with respect to our contractual obligations as of September 30, 2012. The table: (i) indicates the maturities and scheduled principal repayments of our secured debt, 4.25% Exchangeable Notes, unsecured debt, and Credit Facility; (ii) indicates the scheduled interest payments of our fixed−rate and variable−rate debt as of September 30, 2012; (iii) provides information about the minimum commitments due in connection with our ground lease obligations and other lease and contractual commitments; and (iv) provides estimated redevelopment and development commitments as of September 30, 2012. Note that the table does not reflect our available debt maturity extension options and reflects gross aggregate principal amounts before the effect of unamortized discounts/premiums.

	Payment Due by Period
	Less than 1 Year (Remainder of 2012)	1–3 Years (2013-2014)	4–5 Years (2015-2016)	More than 5 Years (After 2016)	Total
	(in thousands)
Principal payments—secured debt (1)	$1,646	$98,007	$127,056	$288,230	$514,939
Principal payments—4.25% Exchangeable Notes (2)	—	172,500	—	—	172,500
Principal payments—unsecured debt (3)	—	83,000	475,000	575,000	1,133,000
Principal payments—Credit Facility	—	—	27,000	—	27,000
Interest payments—fixed-rate debt (4)	19,915	156,335	109,773	130,602	416,625
Interest payments—variable-rate debt (5)	872	6,974	4,049	—	11,895
Ground lease obligations (6)	1,069	34,280	6,190	163,019	204,558
Lease and contractual commitments (7)	39,214	4,308	1,835	—	45,357
Redevelopment and development commitments (8)	25,000	103,000	—	—	128,000
Total	$87,716	$658,404	$750,903	$1,156,851	$2,653,874
________________________

(1)	Represents gross aggregate principal amount before the effect of the unamortized premium of approximately $5.9 million as of September 30, 2012.

(2)	Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $9.6 million as of September 30, 2012.

(3)	Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $2.2 million as of September 30, 2012.

(4)
As of September 30, 2012, 90.4% of our debt was contractually fixed. The information in the table above reflects our projected interest rate obligations for these fixed−rate payments based on the contractual interest rates, interest payment dates, and scheduled maturity dates.

(5)
As of September 30, 2012, 9.6% of our debt bore interest at variable rates which was incurred under the Unsecured Term Loan Facility and Credit Facility. The variable interest rate payments are based on LIBOR plus a spread of 1.750% as of September 30, 2012. The information in the table above reflects our projected interest rate obligations for these variable−rate payments based on outstanding principal balances as of September 30, 2012, the scheduled interest payment dates, and the contractual maturity dates.

(6)
Reflects minimum lease payments as discussed in Note 11 to our consolidated financial statements, through the contractual lease expiration date before the impact of extension options. This table also assumes that for one of our ground leases the Company will exercise the purchase option during 2012 and acquire the land under the ground lease in the second quarter of 2013 for an estimated purchase price not to exceed $27.5 million. See Note 11 to our consolidated financial statements included in this report for additional information.

(7)	Amounts represent commitments under signed leases and contracts for operating properties, excluding tenant-funded tenant improvements. The timing of these expenditures may fluctuate.

(8)
Amounts represent contractual commitments for redevelopment and development projects under construction at September 30, 2012. The timing of these expenditures may fluctuate based on the ultimate progress of construction.

Other Potential Liquidity Uses
In 2011 we acquired eleven buildings for approximately $603.3 million in cash and through September 30, 2012 we have acquired twelve buildings for approximately $393.1 million in cash, all of which we funded through various capital raising activities, and in selected instances, the assumption of existing indebtedness. In addition, through September 30, 2012, we have acquired three development property opportunities for approximately $163.3 million in cash and other assumed liabilities. We continually evaluate acquisition and development opportunities as they arise.
In addition to ongoing and potential acquisitions of office properties, we have increased our focus on the acquisition of undeveloped land, and development and redevelopment opportunities. As a result, our development activity could significantly increase in 2013 depending on market conditions and pre-leasing activities. See discussion under “Factors that May Influence Future Operations—In Process and Future Development Pipeline” above for additional information.
As of the filing date, we have closed on one additional office property and one additional office development opportunity and are in various stages of negotiation on other potential future acquisition opportunities, including potential joint venture opportunities. We expect that any material acquisitions or development activities will be funded with borrowings under our Credit Facility, the public or private issuance of debt or equity securities, the disposition of assets under our capital recycling program or through the assumption of existing debt.
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

Factors That May Influence Future Sources of Capital and Liquidity of the Company and the Operating Partnership
We continue to evaluate sources of financing for our business activities, including borrowings under the Credit Facility, issuance of public and private equity securities, unsecured debt and fixed-rate secured mortgage financing, and proceeds from the disposition of nonstrategic assets through our capital recycling program. However, the Operating Partnership's ability to obtain new financing or refinance existing borrowings on favorable terms could be impacted by various factors, including the state of economic conditions, the state of the credit and equity markets, significant tenant defaults, a decline in the demand for office properties, a decrease in market rental rates or market values of real estate assets in our submarkets, and the amount of future borrowings. These events could result in the following:

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
Debt Covenants
The Credit Facility, Unsecured Term Loan Facility, unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key existing financial covenants and their covenant levels include:

Credit Facility and Unsecured Term Loan Facility (as defined in the applicable Credit Agreements):	Covenant Level	Actual Performance at September 30, 2012 (1)
Total debt to total asset value	less than 60%	35%
Fixed charge coverage ratio	greater than 1.5x	2.5x
Unsecured debt ratio	greater than 1.67x	2.85x
Unencumbered asset pool debt service coverage	greater than 2.0x	3.4x

Unsecured Senior Notes due 2015, 2018 and 2020 (as defined in the applicable Indentures):
Total debt to total asset value	less than 60%	22%
Interest coverage	greater than 1.5x	3.3x
Secured debt to total asset value	less than 40%	6%
Unencumbered asset pool value to unsecured debt	greater than 150%	338%
________________________

(1)
In March 2012, we amended the Credit Facility to reduce the FMV Cap Rate (as defined in the Credit Facility), which is used to calculate the fair value of our assets for certain covenants under the Credit Facility, from 7.50% to 6.75%.

The Operating Partnership was in compliance with all its debt covenants as of September 30, 2012. Our current expectation is that the Operating Partnership will continue to meet the requirements of its debt covenants in both the short and long term. However, in the event of a renewed economic slow down or continued volatility in the credit markets, there is no certainty that the Operating Partnership will be able to continue to satisfy all the covenant requirements.

Consolidated Historical Cash Flow Summary
Our historical cash flow activity for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 is as follows:

	Nine Months Ended September 30,
	2012	2011	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$147,327	$114,065	$33,262	29.2%
Net cash used in investing activities	(541,323)	(553,215)	11,892	(2.1)%
Net cash provided by financing activities	405,332	439,791	(34,459)	(7.8)%
Operating Activities
Our cash flows from operations depends on numerous factors including the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, the level of operating expenses, the impact of property acquisitions and related interest costs, and other general and administrative costs. Our net cash provided by operating activities increased by $33.3 million, or 29.2%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily as a result of an increase in cash Net Operating Income generated primarily from our Acquisition Properties, partially offset by a decrease in cash Net Operating Income as a result of the loss of income related to the disposition of five properties subsequent to September 30, 2011. See additional information under the caption "−Results of Operations."
Investing Activities
Our net cash used in investing activities is generally used to fund property acquisitions, recurring and nonrecurring capital expenditures for our operating properties, and development and redevelopment projects. Our net cash used in investing activities decreased $11.9 million, or 2.1%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. This net decrease was primarily attributable to year over year increases of approximately $74.6 million due to acquisitions, $34.3 million due to the increased activity in our redevelopment and development pipeline, $19.9 million of operating portfolio expenditures due to increased leasing activity, offset by $141.8 million of net proceeds received from the disposition of two operating properties in the first quarter of 2012.
Financing Activities
Our net cash provided by financing activities is principally impacted by our capital raising activities, net of debt repayments, securities repurchases and redemptions; dividends and distributions paid to common and preferred security holders. Net cash provided by financing activities decreased by $34.5 million, or 7.8%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. This net decrease was related partially to a year over year increase in dividend payments to common shareholders of approximately $11.6 million due to our increased common share count from common equity offerings. In addition, although we were extremely active in the capital markets in 2012, our net cash inflow from financing activities was lower in 2012 as compared to 2011 since we had higher cash provided from operating activities due to our acquisition properties as well less cash used in investing activities due to proceeds from property dispositions. See additional information under the caption "Liquidity and Capital Resources of the Operating Partnership—Summary of 2012 Funding Transactions."

Off-Balance Sheet Arrangements
As of September 30, 2012 and as of the date this report was filed, we did not have any off-balance sheet transactions, arrangements, or obligations, including contingent obligations.

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
The following table presents our FFO for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Net (loss) income available to common stockholders	$(2,753)	$10,195	$63,988	$10,912
Adjustments:
Net (loss) income attributable to noncontrolling common units of the Operating Partnership	(67)	296	1,708	320
Depreciation and amortization of real estate assets	45,962	35,942	122,754	96,971
Net gain on dispositions of discontinued operations	—	(12,555)	(72,809)	(12,555)
Funds From Operations(1)	$43,142	$33,878	$115,641	$95,648
________________________

(1)	Reported amounts are attributable to common stockholders and common unitholders.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary market risk we face is interest rate risk. We mitigate this risk by following established risk management policies and procedures. These policies include maintaining prudent amounts of debt, including a greater amount of fixed−rate debt as compared to variable−rate debt in our portfolio, and may include the periodic use of derivative instruments. As of September 30, 2012 and December 31, 2011, we did not have any interest−rate sensitive derivative assets or liabilities.
Information about our changes in interest rate risk exposures from December 31, 2011 to September 30, 2012 is incorporated herein by reference from "Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Operating Partnership.”
Market Risk
As of September 30, 2012, approximately 9.6% of our total outstanding debt of $1.8 billion was subject to variable interest rates. The remaining 90.4% bore interest at fixed rates. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes.
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
We generally determine the fair value of our secured debt, unsecured line of credit, and unsecured term loan facility by performing discounted cash flow analyses using an appropriate market discount rate. We calculate the market rate by obtaining period−end treasury rates for maturities that correspond to the maturities of our fixed−rate debt and then adding an appropriate credit spread based on information obtained from third−party financial institutions. We calculate the market rate of our unsecured line of credit and unsecured term loan facility by obtaining the period−end LIBOR rate and then adding an appropriate credit spread based on information obtained from third−party financial institutions. These credit spreads take into account factors, including but not limited to, our credit profile, the tenure of the debt, amortization period, whether the debt is secured or unsecured, and the loan−to−value ratio of the debt to the collateral. These calculations are significantly affected by the assumptions used, including the discount rate, credit spreads, and estimates of future cash flow. We determine the fair value of the liability component of our Exchangeable Notes by performing discounted cash flow analyses using an appropriate market interest rate based upon spreads for our publicly traded debt. We determine the fair value of each of our publicly traded unsecured senior notes based on their quoted trading price at the end of the reporting period. See Note 12 to our consolidated financial statements included in this report for additional information on the fair value of our financial assets and liabilities as of September 30, 2012 and December 31, 2011.
As of September 30, 2012, the total outstanding balance of our variable−rate debt was comprised of borrowings on our Credit Facility of $27.0 million and borrowings on our Unsecured Term Loan Facility of $150.0 million, which were indexed to LIBOR plus a spread of 1.750% (weighted average interest rate of 1.97% ). As of December 31, 2011, the total outstanding balance of our variable−rate debt was comprised of borrowings of $182.0 million on our Credit Facility, which was indexed to LIBOR plus a spread of 1.750% (weighted average interest rate of 2.05%). Assuming no changes in the outstanding balance of our existing variable−rate debt as of September 30, 2012 and December 31, 2011, a 100 basis point increase in the LIBOR rate would increase our projected annual interest expense, before the effect of capitalization, for both periods by approximately $1.8 million.
The total carrying value of our fixed−rate debt, including our Exchangeable Notes, was approximately $1.7 billion and $1.6 billion as of September 30, 2012 and December 31, 2011, respectively. The total estimated fair value of our fixed−rate debt was approximately $1.8 billion and $1.7 billion as of September 30, 2012 and December 31, 2011, respectively. For sensitivity purposes, a 100 basis point increase in the discount rate equates to a decrease in the total fair value of our fixed−rate debt of approximately $73.3 million, or 4.0%, as of September 30, 2012. Comparatively, a 100 basis point increase in the discount rate equates to a decrease in the total fair value of our fixed−rate debt of approximately $64.2 million, or 3.8%, as of December 31, 2011.

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
As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2012, the end of the period covered by this report. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded, as of that time, that disclosure controls and procedures were effective at the reasonable assurance level.
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
As required by SEC Rule 13a-15(b), the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2012, the end of the period covered by this report. Based on the foregoing, the Operating Partnership's Chief Executive Officer and Chief Financial Officer concluded, as of that time, that disclosure controls and procedures were effective at the reasonable assurance level.
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
We and our properties are subject to routine litigation incidental to our business. These matters are generally covered by insurance. As of September 30, 2012, we are not a defendant in, and our properties are not subject to, any legal proceedings that we believe, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations, or cash flows.

ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors included in the Company's and the Operating Partnership's annual report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Securities issued by the Operating Partnership
In July 2012, the Operating Partnership issued 118,372 common limited partnership units as partial consideration for the acquisition of the property located at 6255 Sunset Boulevard, Los Angeles, California. The units were valued at $47.34 per unit, the value equal to the quoted closing price of our common stock on the New York Stock Exchange on the acquisition date. See Note 2 to our consolidated financial statements included in this report for additional information. The units were issued solely to accredited investors, as defined in Rule 501(a) of Regulation D, in reliance on the exemption to the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 - July 31, 2012	—	—	—	—
August 1 - August 31, 2012	1,500,000 (1)	$50.00	—	—
September 1 - September 30, 2012	—	—	—	—
Total	1,500,000	$50.00	—	—
________________________
(1)    In August 2012, the Operating Partnership redeemed all 1,500,000 of its 7.45% Series A Cumulative Redeemable Preferred Units at a redemption price of $50.00 per unit, plus accumulated and unpaid distributions on such units up to the redemption date. (See Note 6 to our consolidated financial statements included with this report for additional information.)

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES-None

ITEM 4.	MINE SAFETY DISCLOSURES-None

ITEM 5.	OTHER INFORMATION-None

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.(i)1	Kilroy Realty Corporation Articles of Restatement (1)

3.(i)2	Certificate of Limited Partnership of Kilroy Realty, L.P.(2)

3.(i)3	Amendment to the Certificate of Limited Partnership of Kilroy Realty, L.P.(2)

3.(i)4	Articles Supplementary Designating Kilroy Realty Corporation's 6.375% Series H Cumulative Redeemable Preferred Stock (6)

3.(ii)1	Second Amended and Restated Bylaws of Kilroy Realty Corporation(3)

3.(ii)2	Amendment No. 1 to Second Amended and Restated Bylaws of Kilroy Realty Corporation(4)

3.(ii)3	Seventh Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P., dated August 15, 2012(5)

4.1	Form of Specimen Certificate for Kilroy Realty Corporation's 6.375% Series H Cumulative Redeemable Preferred Stock (7)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty Corporation

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty Corporation

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty, L.P.

31.4*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty, L.P.

32.1*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty Corporation

32.2*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty Corporation

32.3*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty, L.P.

32.4*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty, L.P.

101.1
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to the Consolidated Financial Statements (unaudited).(8)

________________________

*	Filed herewith

†	Management contract or compensatory plan or arrangement

(1)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2009.

(2)	Previously filed by Kilroy Realty, L.P. as an exhibit to the General Form for Registration of Securities on Form 10 as filed with the Securities and Exchange Commission on August 18, 2010.

(3)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2008.

(4)	Previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 27, 2009.

(5)	Previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on August 17, 2012.

(6)	Previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on August 17, 2012.

(7)	Previously filed by Kilroy Realty Corporation on Form 8-A as filed with the Securities and Exchange Commission on August 10, 2012.

(8)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 31, 2012.

KILROY REALTY CORPORATION

By:	/s/ John B. Kilroy, Jr.
John B. Kilroy, Jr. President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Tyler H. Rose
Tyler H. Rose Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Heidi R. Roth
Heidi R. Roth Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 31, 2012.

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