Form 10-Q
period 2013-03-31
KILROY REALTY CORP; Kilroy Realty, L.P.
filed 2013-05-01
CIK 1025996, 1493976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Kilroy Realty Corporation Yes  ☐     No   ☑
Kilroy Realty, L.P. Yes  ☐     No   ☑
As of April 30, 2013, 75,460,005 shares of Kilroy Realty Corporation common stock, par value $.01 per share, were outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2013 of Kilroy Realty Corporation and Kilroy Realty, L.P. Unless stated otherwise or the context otherwise requires, references to "Kilroy Realty Corporation" or the "Company," "we," "our," and "us" mean Kilroy Realty Corporation, a Maryland corporation, and its controlled and consolidated subsidiaries, and references to "Kilroy Realty, L.P." or the "Operating Partnership" mean Kilroy Realty, L.P., a Delaware limited partnership, and its controlled and consolidated subsidiaries.
The Company is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of March 31, 2013, the Company owned an approximate 97.6% common general partnership interest in the Operating Partnership. The remaining approximate 2.4% common limited partnership interests are owned by non-affiliated investors and certain directors and executive officers of the Company. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership's day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions, and refinancings and cause changes in its line of business, capital structure, and distribution policies.
There are a few differences between the Company and the Operating Partnership, which are reflected in the disclosures in this Form 10-Q. We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how the Company and the Operating Partnership operate as an interrelated, consolidated company. The Company is a REIT, the only material asset of which is the partnership interests it holds in the Operating Partnership. As a result, the Company does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. The Company itself is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company either directly or through its subsidiaries, conducts the operations of the Company's business and is structured as a limited partnership with no publicly traded equity. Except for net proceeds from equity issuances by the Company, which the Company is required to contribute to the Operating Partnership in exchange for partnership units, the Operating Partnership generates the capital required by the Company's business through the Operating Partnership's operations, property dispositions, by the Operating Partnership's incurrence of indebtedness or through the issuance of partnership units.
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
To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	consolidated financial statements;

•	the following notes to the consolidated financial statements:

◦	Note 5, Secured and Unsecured Debt of the Operating Partnership;

◦	Note 6, Noncontrolling Interests on the Company's Consolidated Financial Statements;

◦	Note 7, Stockholders' Equity of the Company;

i

◦	Note 8, Partners' Capital of the Operating Partnership;

◦	Note 12, Net (Loss) Income Available to Common Stockholders Per Share of the Company; and

◦	Note 13, Net (Loss) Income Available to Common Unitholders Per Unit of the Operating Partnership;

•	"Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of the Company"; and

•	"Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of the Operating Partnership."
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
QUARTERLY REPORT FOR THE THREE MONTHS ENDED MARCH 31, 2013

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS OF KILROY REALTY CORPORATION
KILROY REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
REAL ESTATE ASSETS:
Land and improvements (Note 2)	$637,854	$612,714
Buildings and improvements (Note 2)	3,631,057	3,335,026
Undeveloped land and construction in progress	747,679	809,654
Total real estate held for investment	5,016,590	4,757,394
Accumulated depreciation and amortization	(790,878)	(756,515)
Total real estate assets held for investment, net ($0 and $319,770 of VIE, Note 1)	4,225,712	4,000,879
CASH AND CASH EQUIVALENTS	135,676	16,700
RESTRICTED CASH	19,465	247,544
MARKETABLE SECURITIES (Note 11)	8,029	7,435
CURRENT RECEIVABLES, NET (Note 4)	10,666	9,220
DEFERRED RENT RECEIVABLES, NET (Note 4)	122,142	115,418
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Notes 2 and 3)	196,525	189,968
DEFERRED FINANCING COSTS, NET	20,501	18,971
PREPAID EXPENSES AND OTHER ASSETS, NET	16,571	9,949
TOTAL ASSETS	$4,755,287	$4,616,084
LIABILITIES AND EQUITY
LIABILITIES:
Secured debt (Notes 2, 5 and 11)	$570,676	$561,096
Exchangeable senior notes, net (Notes 5 and 11)	165,022	163,944
Unsecured debt, net (Notes 5 and 11)	1,430,880	1,130,895
Unsecured line of credit (Notes 5 and 11)	—	185,000
Accounts payable, accrued expenses and other liabilities	171,694	154,734
Accrued distributions (Note 14)	29,106	28,924
Deferred revenue and acquisition-related intangible liabilities, net (Notes 2 and 3)	118,118	117,904
Rents received in advance and tenant security deposits	37,251	37,654
Total liabilities	2,522,747	2,380,151
COMMITMENTS AND CONTINGENCIES (Note 10)
EQUITY:
Stockholders' Equity (Note 7):
Preferred stock, $.01 par value, 30,000,000 shares authorized:
6.875% Series G Cumulative Redeemable Preferred stock, $.01 par value, 4,600,000 shares authorized, 4,000,000 shares issued and outstanding ($100,000 liquidation preference)	96,155	96,155
6.375% Series H Cumulative Redeemable Preferred stock, $.01 par value, 4,000,000 shares authorized, issued and outstanding ($100,000 liquidation preference)	96,256	96,256
Common stock, $.01 par value, 150,000,000 shares authorized, 75,349,705 and 74,926,981 shares issued and outstanding, respectively	753	749
Additional paid-in capital	2,149,052	2,126,005
Distributions in excess of earnings	(157,211)	(129,535)
Total stockholders' equity	2,185,005	2,189,630
Noncontrolling interest:
Common units of the Operating Partnership (Note 6)	47,535	46,303
Total equity	2,232,540	2,235,933
TOTAL LIABILITIES AND EQUITY	$4,755,287	$4,616,084
See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2013	2012
REVENUES:
Rental income	$107,380	$84,349
Tenant reimbursements	9,887	7,180
Other property income	230	868
Total revenues	117,497	92,397
EXPENSES:
Property expenses	23,773	16,132
Real estate taxes	10,337	7,665
Provision for bad debts	95	2
Ground leases (Note 3)	847	807
General and administrative expenses	9,669	8,767
Acquisition-related expenses	655	1,528
Depreciation and amortization	50,391	34,652
Total expenses	95,767	69,553
OTHER (EXPENSES) INCOME:
Interest income and other net investment gains (Note 11)	392	484
Interest expense (Note 5)	(19,734)	(21,163)
Total other (expenses) income	(19,342)	(20,679)
INCOME FROM CONTINUING OPERATIONS	2,388	2,165
DISCONTINUED OPERATIONS
Income from discontinued operations	—	3,697
Net gain on dispositions of discontinued operations	—	72,809
Total income from discontinued operations	—	76,506
NET INCOME	2,388	78,671
Net loss (income) attributable to noncontrolling common units of the Operating Partnership	22	(1,795)
NET INCOME ATTRIBUTABLE TO KILROY REALTY CORPORATION	2,410	76,876
PREFERRED DISTRIBUTIONS AND DIVIDENDS:
Distributions to noncontrolling cumulative redeemable preferred units of the Operating Partnership	—	(1,397)
Preferred dividends	(3,313)	(3,021)
Original issuance costs of redeemed preferred stock	—	(4,918)
Total preferred distributions and dividends	(3,313)	(9,336)
NET (LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS	$(903)	$67,540
Loss from continuing operations available to common stockholders per common share - basic (Note 12)	$(0.02)	$(0.12)
Loss from continuing operations available to common stockholders per common share - diluted (Note 12)	$(0.02)	$(0.12)
Net (loss) income available to common stockholders per share - basic (Note 12)	$(0.02)	$1.06
Net (loss) income available to common stockholders per share - diluted (Note 12)	$(0.02)	$1.06
Weighted average common shares outstanding - basic (Note 12)	74,977,240	63,648,704
Weighted average common shares outstanding - diluted (Note 12)	74,977,240	63,648,704
Dividends declared per common share	$0.35	$0.35
See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands, except share and per share/unit data)

		Common Stock				Total Stock- holders' Equity	Noncontrol- ling Interests - Common Units of the Operating Partnership	Total Equity
	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AS OF DECEMBER 31, 2011	$121,582	58,819,717	$588	$1,448,997	$(277,450)	$1,293,717	$33,765	$1,327,482
Net income					76,876	76,876	1,795	78,671
Issuance of Series G Preferred stock	96,155					96,155		96,155
Series E and Series F Preferred stock, called for redemption	(121,582)				(4,918)	(126,500)		(126,500)
Issuance of common stock		9,487,500	95	381,968		382,063		382,063
Issuance of share-based compensation awards		59,938	—	294		294		294
Noncash amortization of share-based compensation				1,469		1,469		1,469
Repurchase of common stock and restricted stock units		(22,312)		(603)		(603)		(603)
Exercise of stock options		5,000		129		129		129
Adjustment for noncontrolling interest				(4,578)		(4,578)	4,578	—
Preferred dividends and distributions					(4,418)	(4,418)		(4,418)
Dividends declared per common share and common unit ($0.35 per share/unit)					(24,289)	(24,289)	(603)	(24,892)
BALANCE AS OF MARCH 31, 2012	$96,155	68,349,843	$683	$1,827,676	$(234,199)	$1,690,315	$39,535	$1,729,850

		Common Stock				Total Stock- holders' Equity	Noncontrol- ling Interests - Common Units of the Operating Partnership	Total Equity
	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AS OF DECEMBER 31, 2012	$192,411	74,926,981	$749	$2,126,005	$(129,535)	$2,189,630	$46,303	$2,235,933
Net income (loss)					2,410	2,410	(22)	2,388
Issuance of common stock (Note 7)		453,679	4	23,391		23,395		23,395
Issuance of share-based compensation awards (Note 9)		—		336		336		336
Noncash amortization of share-based compensation (Note 9)				2,422		2,422		2,422
Repurchase of common stock and restricted stock units (Note 9)		(33,534)		(1,199)		(1,199)		(1,199)
Settlement of restricted stock units for shares of common stock (Note 9)		2,579		(10)		(10)		(10)
Adjustment for noncontrolling interest				(1,893)		(1,893)	1,893	—
Preferred dividends and distributions					(3,313)	(3,313)		(3,313)
Dividends declared per common share and common unit ($0.35 per share/unit)					(26,773)	(26,773)	(639)	(27,412)
BALANCE AS OF MARCH 31, 2013	$192,411	75,349,705	$753	$2,149,052	$(157,211)	$2,185,005	$47,535	$2,232,540
See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,388	$78,671
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of building and improvements and leasing costs	50,011	36,464
Increase in provision for bad debts	95	2
Depreciation of furniture, fixtures and equipment	380	288
Noncash amortization of share-based compensation awards	2,234	1,287
Noncash amortization of deferred financing costs and debt discounts and premiums	1,413	2,976
Noncash amortization of net below market rents (Note 3)	(2,047)	(525)
Net gain on dispositions of discontinued operations	—	(72,809)
Noncash amortization of deferred revenue related to tenant-funded tenant improvements	(2,442)	(2,261)
Straight-line rents	(6,724)	(5,487)
Net change in other operating assets	(7,390)	(3,869)
Net change in other operating liabilities	18,581	14,956
Insurance proceeds received for property damage	—	(951)
Net cash provided by operating activities	56,499	48,742
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for acquisition of operating properties (Note 2)	(85,692)	(162,380)
Expenditures for operating properties	(25,571)	(17,307)
Expenditures for development and redevelopment properties and undeveloped land	(73,369)	(13,477)
Net proceeds received from dispositions of operating properties	—	100,765
Insurance proceeds received for property damage	—	951
Increase in acquisition-related deposits	—	(5,250)
Decrease (increase) in restricted cash (Note 1)	228,079	(386)
Net cash provided by (used in) investing activities	43,447	(97,084)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Series G preferred stock	—	96,757
Net proceeds from issuance of common stock (Note 7)	23,395	382,063
Borrowings on unsecured line of credit	—	30,000
Repayments on unsecured line of credit	(185,000)	(212,000)
Principal payments on secured debt	(84,918)	(1,546)
Proceeds from the issuance of unsecured debt (Note 5)	299,901	150,000
Financing costs	(2,870)	(1,877)
Repurchase of common stock and restricted stock units (Note 9)	(1,209)	(603)
Proceeds from exercise of stock options	—	129
Dividends and distributions paid to common stockholders and common unitholders	(26,956)	(21,191)
Dividends and distributions paid to preferred stockholders and preferred unitholders	(3,313)	(3,799)
Net cash provided by financing activities	19,030	417,933
Net increase in cash and cash equivalents	118,976	369,591
Cash and cash equivalents, beginning of period	16,700	4,777
Cash and cash equivalents, end of period	$135,676	$374,368

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS-(Continued)
(unaudited, in thousands)

	Three Months Ended March 31,
	2013	2012
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $7,175 and $3,251 as of March 31, 2013 and 2012, respectively	$11,303	$4,487
NONCASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$42,140	$5,421
Tenant improvements funded directly by tenants	$1,426	$95
Assumption of secured debt in connection with property acquisitions (Notes 2 and 5)	$95,496	$—
Assumption of other assets and liabilities in connection with operating and development property acquisitions, net (Note 2)	$422	$137
Net disposition proceeds held by a qualified intermediary in connection with Section 1031 exchange	$—	$42,395
NONCASH FINANCING TRANSACTIONS:
Accrual of preferred stock issuance costs	$—	$602
Accrual of dividends and distributions payable to common stockholders and common unitholders	$27,011	$24,524
Accrual of dividends and distributions payable to preferred stockholders and preferred unitholders	$1,694	$2,431
Issuance of share-based compensation awards, net (Note 9)	$8,451	$29,989
Reclassification of preferred units called for redemption from equity to liabilities	$—	$126,500

See accompanying notes to consolidated financial statements.

ITEM 1: FINANCIAL STATEMENTS OF KILROY REALTY, L.P.

KILROY REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
REAL ESTATE ASSETS:
Land and improvements (Note 2)	$637,854	$612,714
Buildings and improvements (Note 2)	3,631,057	3,335,026
Undeveloped land and construction in progress	747,679	809,654
Total real estate held for investment	5,016,590	4,757,394
Accumulated depreciation and amortization	(790,878)	(756,515)
Total real estate assets held for investment, net ($0 and $319,770 of VIE, Note 1)	4,225,712	4,000,879
CASH AND CASH EQUIVALENTS	135,676	16,700
RESTRICTED CASH	19,465	247,544
MARKETABLE SECURITIES (Note 11)	8,029	7,435
CURRENT RECEIVABLES, NET (Note 4)	10,666	9,220
DEFERRED RENT RECEIVABLES, NET (Note 4)	122,142	115,418
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Notes 2 and 3)	196,525	189,968
DEFERRED FINANCING COSTS, NET	20,501	18,971
PREPAID EXPENSES AND OTHER ASSETS, NET	16,571	9,949
TOTAL ASSETS	$4,755,287	$4,616,084
LIABILITIES AND CAPITAL
LIABILITIES:
Secured debt (Notes 2, 5 and 11)	$570,676	$561,096
Exchangeable senior notes, net (Notes 5 and 11)	165,022	163,944
Unsecured debt, net (Notes 5 and 11)	1,430,880	1,130,895
Unsecured line of credit (Notes 5 and 11)	—	185,000
Accounts payable, accrued expenses and other liabilities	171,694	154,734
Accrued distributions (Note 14)	29,106	28,924
Deferred revenue and acquisition-related intangible liabilities, net (Notes 2 and 3)	118,118	117,904
Rents received in advance and tenant security deposits	37,251	37,654
Total liabilities	2,522,747	2,380,151
COMMITMENTS AND CONTINGENCIES (Note 10)
CAPITAL:
Partners' Capital (Note 8):
6.875% Series G Cumulative Redeemable Preferred units, 4,000,000 units issued and outstanding ($100,000 liquidation preference)	96,155	96,155
6.375% Series H Cumulative Redeemable Preferred units, 4,000,000 units issued and outstanding ($100,000 liquidation preference)	96,256	96,256
Common units, 75,349,705 and 74,926,981 held by the general partner and 1,826,503 and 1,826,503 held by common limited partners issued and outstanding, respectively	2,036,781	2,040,243
Total partners' capital	2,229,192	2,232,654
Noncontrolling interest in consolidated subsidiaries	3,348	3,279
Total capital	2,232,540	2,235,933
TOTAL LIABILITIES AND CAPITAL	$4,755,287	$4,616,084
See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2013	2012
REVENUES:
Rental income	$107,380	84,349
Tenant reimbursements	9,887	7,180
Other property income	230	868
Total revenues	117,497	92,397
EXPENSES:
Property expenses	23,773	16,132
Real estate taxes	10,337	7,665
Provision for bad debts	95	2
Ground leases (Note 3)	847	807
General and administrative expenses	9,669	8,767
Acquisition-related expenses	655	1,528
Depreciation and amortization	50,391	34,652
Total expenses	95,767	69,553
OTHER (EXPENSES) INCOME:
Interest income and other net investment gains (Note 11)	392	484
Interest expense (Note 5)	(19,734)	(21,163)
Total other (expenses) income	(19,342)	(20,679)
INCOME FROM CONTINUING OPERATIONS	2,388	2,165
DISCONTINUED OPERATIONS
Income from discontinued operations	—	3,697
Net gain on dispositions of discontinued operations	—	72,809
Total income from discontinued operations	—	76,506
NET INCOME	2,388	78,671
Net income attributable to noncontrolling interests in consolidated subsidiaries	(69)	(53)
NET INCOME ATTRIBUTABLE TO KILROY REALTY, L.P.	2,319	78,618
Preferred distributions	(3,313)	(4,418)
Original issuance costs of redeemed preferred units	—	(4,918)
Total preferred distributions	(3,313)	(9,336)
NET (LOSS) INCOME AVAILABLE TO COMMON UNITHOLDERS	$(994)	$69,282
Loss from continuing operations available to common unitholders per common unit - basic (Note 13)	$(0.02)	$(0.12)
Loss from continuing operations available to common unitholders per common unit - diluted (Note 13)	$(0.02)	$(0.12)
Net (loss) income available to common unitholders per unit - basic (Note 13)	$(0.02)	$1.05
Net (loss) income available to common unitholders per unit - diluted (Note 13)	$(0.02)	$1.05
Weighted average common units outstanding - basic (Note 13)	76,803,743	65,366,835
Weighted average common units outstanding - diluted (Note 13)	76,803,743	65,366,835
Dividends declared per common unit	$0.35	$0.35
See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(unaudited, in thousands, except unit and per unit data)

	Partners' Capital			Total Partners' Capital	Noncontrolling Interests in Consolidated Subsidiaries
	Preferred Units	Number of Common Units	Common Units			Total Capital
BALANCE AS OF DECEMBER 31, 2011	$121,582	60,537,848	$1,203,259	$1,324,841	$2,641	$1,327,482
Net income			78,618	78,618	53	78,671
Issuance of Series G Preferred units	96,155			96,155		96,155
Redemption of Series E and Series F Preferred units, called for redemption	(121,582)		(4,918)	(126,500)		(126,500)
Issuance of common units		9,487,500	382,063	382,063		382,063
Issuance of share-based compensation awards		59,938	294	294		294
Noncash amortization of share-based compensation			1,469	1,469		1,469
Repurchase of common units and restricted stock units		(22,312)	(603)	(603)		(603)
Exercise of stock options		5,000	129	129		129
Preferred distributions			(4,418)	(4,418)		(4,418)
Distributions declared per common unit ($0.35 per unit)			(24,892)	(24,892)		(24,892)
BALANCE AS OF MARCH 31, 2012	$96,155	70,067,974	$1,631,001	$1,727,156	$2,694	$1,729,850

	Partners' Capital			Total Partners' Capital	Noncontrolling Interests in Consolidated Subsidiaries
	Preferred Units	Number of Common Units	Common Units			Total Capital
BALANCE AS OF DECEMBER 31, 2012	$192,411	76,753,484	$2,040,243	$2,232,654	$3,279	$2,235,933
Net income			2,319	2,319	69	2,388
Issuance of common units (Note 8)		453,679	23,395	23,395		23,395
Issuance of share-based compensation awards (Note 9)		—	336	336		336
Noncash amortization of share-based compensation (Note 9)			2,422	2,422		2,422
Repurchase of common units and restricted stock units (Note 9)		(33,534)	(1,199)	(1,199)		(1,199)
Settlement of restricted stock units (Note 9)		2,579	(10)	(10)		(10)
Preferred distributions			(3,313)	(3,313)		(3,313)
Distributions declared per common unit ($0.35 per unit)			(27,412)	(27,412)		(27,412)
BALANCE AS OF MARCH 31, 2013	$192,411	77,176,208	$2,036,781	$2,229,192	$3,348	$2,232,540

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,388	$78,671
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of building and improvements and leasing costs	50,011	36,464
Increase in provision for bad debts	95	2
Depreciation of furniture, fixtures and equipment	380	288
Noncash amortization of share-based compensation awards	2,234	1,287
Noncash amortization of deferred financing costs and debt discounts and premiums	1,413	2,976
Noncash amortization of net below market rents (Note 3)	(2,047)	(525)
Net gain on dispositions of discontinued operations	—	(72,809)
Noncash amortization of deferred revenue related to tenant-funded tenant improvements	(2,442)	(2,261)
Straight-line rents	(6,724)	(5,487)
Net change in other operating assets	(7,390)	(3,869)
Net change in other operating liabilities	18,581	14,956
Insurance proceeds received for property damage	—	(951)
Net cash provided by operating activities	56,499	48,742
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for acquisition of operating properties (Note 2)	(85,692)	(162,380)
Expenditures for operating properties	(25,571)	(17,307)
Expenditures for development and redevelopment properties and undeveloped land	(73,369)	(13,477)
Net proceeds received from dispositions of operating properties	—	100,765
Insurance proceeds received for property damage	—	951
Increase in acquisition-related deposits	—	(5,250)
Decrease (increase) in restricted cash (Note 1)	228,079	(386)
Net cash provided by (used in) investing activities	43,447	(97,084)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Series G preferred units	—	96,757
Net proceeds from issuance of common units (Note 8)	23,395	382,063
Borrowings on unsecured line of credit	—	30,000
Repayments on unsecured line of credit	(185,000)	(212,000)
Principal payments on secured debt	(84,918)	(1,546)
Proceeds from the issuance of unsecured debt (Note 5)	299,901	150,000
Financing costs	(2,870)	(1,877)
Repurchase of common units and restricted stock units (Note 9)	(1,209)	(603)
Proceeds from exercise of stock options	—	129
Distributions paid to common unitholders	(26,956)	(21,191)
Distributions paid to preferred unitholders	(3,313)	(3,799)
Net cash provided by financing activities	19,030	417,933
Net increase in cash and cash equivalents	118,976	369,591
Cash and cash equivalents, beginning of period	16,700	4,777
Cash and cash equivalents, end of period	$135,676	$374,368

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS-(Continued)
(unaudited, in thousands)

	Three Months Ended March 31,
	2013	2012
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $7,175 and $3,251 as of March 31, 2013 and 2012, respectively	$11,303	$4,487
NONCASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$42,140	$5,421
Tenant improvements funded directly by tenants	$1,426	$95
Assumption of secured debt in connection with property acquisitions (Notes 2 and 5)	$95,496	$—
Assumption of other assets and liabilities in connection with operating and development property acquisitions, net (Note 2)	$422	$137
Net disposition proceeds held by a qualified intermediary in connection with Section 1031 exchange	$—	$42,395
NONCASH FINANCING TRANSACTIONS:
Accrual of preferred unit issuance costs	$—	$602
Accrual of distributions payable to common unitholders	$27,011	$24,524
Accrual of distributions payable to preferred unitholders	$1,694	$2,431
Issuance of share-based compensation awards, net (Note 9)	$8,451	$29,989
Reclassification of preferred units called for redemption from equity to liabilities	$—	$126,500
See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2013 and 2012
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
Our stabilized portfolio of operating properties was comprised of the following office properties at March 31, 2013:

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied
Office Properties	116	13,570,059	553	90.3%

Our stabilized portfolio includes all of our properties with the exception of undeveloped land, development and redevelopment properties currently under construction or committed for construction, "lease-up" properties and properties held-for-sale. We define redevelopment properties as those projects for which we expect to spend significant development and construction costs on existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We define "lease-up" properties as properties we recently developed or redeveloped that have not yet reached 95% occupancy and are within one year following cessation of major construction activities. As of March 31, 2013, the following properties were excluded from our stabilized portfolio:

	Number of Properties	Estimated Rentable Square Feet
Development properties under construction (1)	4	1,416,000
Lease-up properties	2	508,000
________________________
(1) Estimated rentable square feet upon completion.

As of March 31, 2013, all of our properties and development and redevelopment projects are owned and all of our business is currently conducted in the state of California with the exception of eleven office properties located in the state of Washington.
As of March 31, 2013, the Company owned a 97.6% general partnership interest in the Operating Partnership. The remaining 2.4% common limited partnership interest in the Operating Partnership as of March 31, 2013 was owned by non-affiliated investors and certain of our directors and executive officers (see Note 6). Both the general and limited common partnership interests in the Operating Partnership are denominated in common units. The number of common units held by the Company is at all times equivalent to the number of outstanding shares of the Company's common stock, and the rights of all the common units to quarterly distributions and payments in liquidation mirror those of the Company's common stockholders. The common limited partners have certain redemption rights as provided in the Operating Partnership's Seventh Amended and Restated Agreement of Limited Partnership (as amended, the "Partnership Agreement") (see Note 6).
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
The accompanying interim financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The interim financial statements for the Company and the Operating Partnership should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2012.
Consolidated Variable Interest Entities
As of December 31, 2012 the consolidated financial statements of the Company and the Operating Partnership included two variable interest entities ("VIE") in which we were deemed to be the primary beneficiary. The VIEs were established during 2012 to facilitate potential like-kind exchanges pursuant to Section 1031 of the Code to defer taxable gains on dispositions for federal and state income tax purposes. During the year ended December 31, 2012, one operating property and one development project were acquired in two separate transactions and transferred to the two special purpose VIEs to facilitate potential Section 1031 Exchanges. The impact of consolidating the VIEs increased the Company's total assets and liabilities by approximately $337.0 million and $111.1 million, respectively, at December 31, 2012. During the three months ended March 31, 2013, the Section 1031 Exchanges were completed and the VIEs were terminated. As a result, $228.1 million of restricted cash set aside to facilitate the Section 1031 Exchanges was released from escrow and the Company and the Operating Partnership did not have any VIEs at March 31, 2013.

2.    Acquisitions
Operating Properties
During the three months ended March 31, 2013, we acquired the two operating office properties listed below from an unrelated third party. The acquisition was funded with a portion of the remaining proceeds from the sale of our industrial portfolio that was included in restricted cash at December 31, 2012 and the assumption of existing mortgage debt (see Note 5).

Property	Date of Acquisition	Number of Buildings	Rentable Square Feet	Occupancy as of March 31, 2013	Purchase Price (in millions)(1)
320 Westlake Ave. N. and 321 Terry Ave. N. (2) (3)
Seattle, WA	January 16, 2013	2	320,398	100.0%	$170.0
Total		2	320,398		$170.0
________________________

(1)	Excludes acquisition-related costs and includes assumed tenant improvements.

(2)	We acquired these properties through a new special purpose entity wholly owned by the Finance Partnership.

(3)
In connection with this acquisition, we assumed secured debt with an outstanding principal balance of $83.9 million that was recorded at fair value on the acquisition date, resulting in a premium of approximately $11.6 million (see Note 5).

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The related assets, liabilities, and results of operations of the acquired properties are included in the consolidated financial statements as of the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

320 Westlake Ave. N. and 321 Terry Ave. N., Seattle, WA
(in thousands)
Assets
Land and improvements	$25,140
Buildings and improvements(1)	142,021
Deferred leasing costs and acquisition-related intangible assets(2)	16,019
Total assets acquired	183,180

Liabilities
Deferred revenue and acquisition-related intangible liabilities(3)	1,570
Secured debt(4)	95,496
Accounts payable, accrued expenses and other liabilities	422
Total liabilities assumed	97,488
Net assets and liabilities acquired(5)	$85,692
________________________

(1)	Represents buildings, building improvements and tenant improvements.

(2)
Represents in-place leases (approximately $13.0 million with a weighted average amortization period of 3.9 years), above-market leases (approximately $0.3 million with a weighted average amortization period of 4.6 years), and leasing commissions (approximately $2.7 million with a weighted average amortization period of 3.0 years).

(3)	Represents below-market leases (approximately $1.6 million with a weighted average amortization period of 9.2 years).

(4)
Represents the mortgage loan, which includes an unamortized premium of approximately $11.6 million at the date of acquisition, assumed in connection with the properties acquired in January 2013 (see Note 5).

(5)	Reflects the purchase price net of assumed secured debt and other lease-related obligations.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Deferred Leasing Costs and Acquisition-related Intangible Assets and Liabilities, net
The following table summarizes our deferred leasing costs and acquisition-related intangible assets (acquired value of leasing costs, above-market operating leases, in-place leases and below-market ground lease obligation) and intangible liabilities (acquired value of below-market operating leases and above-market ground lease obligation) as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(in thousands)
Deferred Leasing Costs and Acquisition-related Intangible Assets, net(1):
Deferred leasing costs	$171,107	$168,087
Accumulated amortization	(62,265)	(61,443)
Deferred leasing costs, net	108,842	106,644
Above-market operating leases	27,627	27,977
Accumulated amortization	(13,010)	(12,180)
Above-market operating leases, net	14,617	15,797
In-place leases	103,778	101,061
Accumulated amortization	(31,195)	(34,019)
In-place leases, net	72,583	67,042
Below-market ground lease obligation	690	690
Accumulated amortization	(207)	(205)
Below-market ground lease obligation, net	483	485
Total deferred leasing costs and acquisition-related intangible assets, net	$196,525	$189,968
Acquisition-related Intangible Liabilities, net(1)(2):
Below-market operating leases	$67,705	$70,486
Accumulated amortization	(16,690)	(17,555)
Below-market operating leases, net	51,015	52,931
Above-market ground lease obligation	6,320	6,320
Accumulated amortization	(147)	(122)
Above-market ground lease obligation, net	6,173	6,198
Total acquisition-related intangible liabilities, net	$57,188	$59,129
________________________

(1)
Balances and accumulated amortization amounts at March 31, 2013 reflect the write-off of the following fully amortized amounts at January 1, 2013: deferred leasing costs (approximately $7.0 million), above-market leases (approximately $0.6 million), in-place leases (approximately $10.3 million), and below-market leases (approximately $4.4 million).

(2)	Included in deferred revenue and acquisition-related intangible liabilities, net in the consolidated balance sheets.
The following table sets forth amortization related to deferred leasing costs and acquisition-related intangibles for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Deferred leasing costs (1)	$7,844	$4,498
Above-market operating leases (2)	1,438	1,371
In-place leases (1)	7,458	3,781
Below-market ground lease obligation (3)	2	50
Below-market operating leases (4)	(3,485)	(1,896)
Above-market ground lease obligation (5)	(25)	(16)
Total	$13,232	$7,788
_________________________

(1)	The amortization of deferred leasing costs and in-place leases is recorded to depreciation and amortization expense in the consolidated statements of operations for the periods presented.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	The amortization of above-market operating leases is recorded as a decrease to rental income in the consolidated statements of operations for the periods presented.

(3)	The amortization of the below-market ground lease obligation is recorded as an increase to ground lease expense in the consolidated statements of operations for the periods presented.

(4)	The amortization of below−market operating leases is recorded as an increase to rental income in the consolidated statements of operations for the periods presented.

(5)	The amortization of the above-market ground lease obligation is recorded as a decrease to ground lease expense in the consolidated statements of operations for the periods presented.
The following table sets forth the estimated annual amortization expense related to deferred leasing costs and acquisition−related intangibles as of March 31, 2013 for future periods:

Year	Deferred Leasing Costs	Above-Market Operating Leases(1)	In-Place Leases	Below-Market Ground Lease Obligation(2)	Below-Market Operating Leases(3)	Above-Market Ground Lease Obligation(4)
	(in thousands)
Remaining 2013	$18,417	$3,939	$20,874	$6	$(9,847)	$(76)
2014	21,530	4,389	18,012	8	(11,512)	(101)
2015	17,558	2,586	11,729	8	(8,998)	(101)
2016	14,877	1,559	8,613	8	(6,814)	(101)
2017	12,311	1,225	6,818	8	(5,747)	(101)
Thereafter	24,149	919	6,537	445	(8,097)	(5,693)
Total	$108,842	$14,617	$72,583	$483	$(51,015)	$(6,173)
_______________________

(1)	Represents estimated annual amortization related to above-market operating leases. Amounts will be recorded as a decrease to rental income in the consolidated statements of operations.

(2)	Represents estimated annual amortization related to below−market ground lease obligations. Amounts will be recorded as an increase to ground lease expense in the consolidated statements of operations.

(3)	Represents estimated annual amortization related to below-market operating leases. Amounts will be recorded as an increase to rental income in the consolidated statements of operations.

(4)	Represents estimated annual amortization related to above−market ground lease obligations. Amounts will be recorded as a decrease to ground lease expense in the consolidated statements of operations.

4.    Receivables
Current Receivables, net
Current receivables, net is primarily comprised of contractual rents and other lease-related obligations due from tenants. The balance consisted of the following as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(in thousands)
Current receivables	$13,192	$11,801
Allowance for uncollectible tenant receivables	(2,526)	(2,581)
Current receivables, net	$10,666	$9,220
 Deferred Rent Receivables, net
Deferred rent receivables, net consisted of the following as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(in thousands)
Deferred rent receivables	$124,269	$118,025
Allowance for deferred rent receivables	(2,127)	(2,607)
Deferred rent receivables, net	$122,142	$115,418

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Secured and Unsecured Debt of the Operating Partnership
Secured Debt
The following table sets forth the composition of our secured debt as of March 31, 2013 and December 31, 2012:

	Annual Stated	GAAP
Type of Debt	Interest Rate (1)	Effective Rate (1)(2)	Maturity Date	March 31, 2013 (3)	December 31, 2012 (3)
				(in thousands)
Mortgage note payable	4.27%	4.27%	February 2018	$134,815	$135,000
Mortgage note payable (4)	4.48%	4.48%	July 2027	97,000	97,000
Mortgage note payable (4)(5)	6.05%	3.50%	June 2019	94,896	—
Mortgage note payable (6)	6.37%	3.55%	April 2013	—	83,116
Mortgage note payable	6.51%	6.51%	February 2017	68,383	68,615
Mortgage note payable (4)	5.23%	3.50%	January 2016	55,863	56,302
Mortgage note payable (4)	5.57%	3.25%	February 2016	42,672	43,016
Mortgage note payable (4)	5.09%	3.50%	August 2015	35,245	35,379
Mortgage note payable (4)	4.94%	4.00%	April 2015	28,620	28,941
Mortgage note payable	7.15%	7.15%	May 2017	10,665	11,210
Public facility bonds (7)	Various	Various	Various	2,517	2,517
Total				$570,676	$561,096

(1)	All interest rates presented are fixed-rate interest rates.

(2)	This represents the rate at which interest expense is recorded for financial reporting purposes, which reflects the amortization of discounts/premiums, excluding debt issuance costs.

(3)	Amounts reported include the amounts of unamortized debt premiums and discounts for the periods presented.

(4)
The secured debt and the related properties that secure the debt are held in a special purpose entity and the properties are not available to satisfy the debts and other obligations of the Company or the Operating Partnership.

(5)
In January 2013, in connection with the acquisition of two office buildings in Seattle, Washington, we assumed a mortgage loan that is secured by the project. The assumed mortgage had a principal balance of $83.9 million at the acquisition date and was recorded at fair value on the date of the acquisition resulting in a premium of approximately $11.6 million. The loan requires monthly principal and interest payments based on a 6.4 year amortization period.

(6)	In January 2013, we repaid this loan prior to the stated maturity.

(7)
The public facility bonds (the “Bonds”), the proceeds from which were used to finance infrastructure improvements on one of the Company’s undeveloped land parcels, were issued in February 2008 by the City of Carlsbad. The Bonds have annual maturities from September 1, 2013 through September 1, 2038, with interest rates ranging from 4.74% to 6.19%. Principal and interest payments for the Bonds will be charged through the assessment of special property taxes.

Although our mortgage loans are secured and non-recourse to the Company and the Operating Partnership, the Company
provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments, and environmental liabilities.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.25% Exchangeable Senior Notes
The table below summarizes the balance and significant terms of the Company's 4.25% Exchangeable Notes due November 2014 (the "4.25% Exchangeable Notes") outstanding as of March 31, 2013 and December 31, 2012.

	4.25% Exchangeable Notes
	March 31, 2013	December 31, 2012
	(in thousands)
Principal amount	$172,500	$172,500
Unamortized discount	(7,478)	(8,556)
Net carrying amount of liability component	$165,022	$163,944
Carrying amount of equity component	$19,835
Issuance date	November 2009
Maturity date	November 2014
Stated coupon rate (1)	4.25%
Effective interest rate (2)	7.13%
Exchange rate per $1,000 principal value of the 4.25% Exchangeable Notes, as adjusted (3)	27.8307
Exchange price, as adjusted (3)	$35.93
Number of shares on which the aggregate consideration to be delivered on conversion is determined (3)	4,800,796
_____________________

(1)	Interest on the 4.25% Exchangeable Notes is payable semi-annually in arrears on May 15th and November 15th of each year.

(2)
The rate at which we record interest expense for financial reporting purposes, which reflects the amortization of the discounts on the 4.25% Exchangeable Notes. This rate represents our conventional debt borrowing rate at the date of issuance.

(3)	The exchange rate, exchange price, and the number of shares to be delivered upon conversion are subject to adjustment under certain circumstances including increases in our common dividends.
The 4.25% Exchangeable Notes are exchangeable for shares of the Company's common stock prior to maturity only upon the occurrence of certain events. During the three months ended March 31, 2013, the closing sale price per share of the common stock of the Company was more than 130% of the exchange price per share of the Company’s common stock for at least 20 trading days in the specified period. As a result, for the three-month period ending June 30, 2013, the 4.25% Exchangeable Notes are exchangeable at the exchange rate stated above and may be exchangeable thereafter, if one or more of the events were again to occur during future measurement periods.
For the three months ended March 31, 2013 and 2012, the per share average trading price of the Company's common stock on the NYSE was higher than the $35.93 exchange price for the 4.25% Exchangeable Notes, as presented below:

	Three Months Ended March 31,
	2013	2012
Per share average trading price of the Company's common stock	$51.14	$42.86
Although the 4.25% Exchangeable Notes were not convertible as of March 31, 2013 and 2012, if they were convertible, the approximate fair value of the shares upon conversion at these dates, using the per share average trading price presented in the table above, would have been as follows:

	March 31, 2013	March 31, 2012
	(in thousands)
Approximate fair value of shares upon conversion	$247,300	$208,700
Principal amount of the 4.25% Exchangeable Notes	172,500	172,500
Approximate fair value in excess amount of principal amount	$74,800	$36,200
See Notes 12 and 13 for a discussion of the impact of the 4.25% Exchangeable Notes on our diluted earnings per share and unit calculations for the periods presented.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest Expense for the Exchangeable Notes
The unamortized discount on the 4.25% Exchangeable Notes and the 3.25% Exchangeable Notes due April 2012 (the "3.25% Exchangeable Notes" and together with the 4.25% Exchangeable Notes, the "Exchangeable Notes") is accreted as additional interest expense from the date of issuance through the maturity date of the applicable Exchangeable Notes. The following table summarizes the total interest expense attributable to the 4.25% Exchangeable Notes and the 3.25% Exchangeable Notes which were repaid upon maturity in April 2012, based on the respective effective interest rates, before the effect of capitalized interest, for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013 (1)	2012
	(in thousands)
Contractual interest payments	$1,833	$3,035
Amortization of discount	1,078	1,797
Interest expense attributable to the Exchangeable Notes	$2,911	$4,832
________________________

(1)
The Company repaid the 3.25% Exchangeable Notes in April 2012. Interest payments and discount amortization for the three months ended March 31, 2013 are solely attributable to the 4.25% Exchangeable Notes.

Capped Call Transactions
In connection with the offering of the 4.25% Exchangeable Notes, we entered into capped call option transactions ("capped calls") to mitigate the dilutive impact of the potential conversion of the 4.25% Exchangeable Notes. The table below summarizes our capped call option positions for the 4.25% Exchangeable Notes as of both March 31, 2013 and December 31, 2012.

4.25% Exchangeable Notes
Referenced shares of common stock	4,800,796
Exchange price including effect of capped calls	$42.81
Unsecured Senior Notes
In January 2013, the Operating Partnership issued unsecured senior notes in a public offering with an aggregate principal balance of $300.0 million, which is included in unsecured debt, net on our consolidated balance sheets. The unsecured senior notes, which are scheduled to mature on January 15, 2023, require semi-annual interest payments each January and July based on a stated annual interest rate of 3.80%. The unsecured senior notes are shown net of the initial issuance discount of $0.1 million on the consolidated balance sheets. The Company used a portion of the net proceeds for general corporate purposes, including the repayment of borrowings under the Operating Partnership's revolving credit facility.
Unsecured Revolving Credit Facility
The following table summarizes the balance and terms of our revolving credit facility as of March 31, 2013 and December 31, 2012, respectively:

	March 31, 2013	December 31, 2012
	(in thousands)
Outstanding borrowings	$—	$185,000
Remaining borrowing capacity	500,000	315,000
Total borrowing capacity(1)	$500,000	$500,000
Interest rate(2)	—%	1.66%
Facility fee-annual rate(3)	0.300%
Maturity date(4)	April 2017
________________________

(1)	We may elect to borrow, subject to bank approval, up to an additional $200.0 million under an accordion feature under the terms of the revolving credit facility.

(2)	The revolving credit facility interest rate was calculated based on an annual rate of LIBOR plus 1.450% as of both March 31, 2013 and December 31, 2012.

(3)
The facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, from 2010 to 2012 we incurred debt origination and legal costs totaling approximately $10.2 million that are currently being amortized through the maturity date of the revolving credit facility.

(4)	Under the terms of the revolving credit facility, we may exercise an option to extend the maturity date by one year.
The Company intends to borrow amounts under the revolving credit facility from time to time for general corporate purposes, to fund potential acquisitions, to finance development and redevelopment expenditures, and to potentially repay long-term debt.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debt Covenants and Restrictions
The revolving credit facility, the term loan facility, the unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a minimum fixed-charge coverage ratio, a minimum unsecured debt ratio, and a minimum unencumbered asset pool debt service coverage ratio. Noncompliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. We believe we were in compliance with all of our debt covenants as of March 31, 2013.

Debt Maturities
The following table summarizes the stated debt maturities and scheduled amortization payments, excluding debt discounts and premiums, as of March 31, 2013:

Year	(in thousands)
Remaining 2013	7,016
2014	265,346
2015	395,104
2016	249,431
2017	71,748
Thereafter	1,169,741
Total	$2,158,386	(1)
________________________

(1)	Includes gross principal balance of outstanding debt before impact of net unamortized premiums totaling approximately $8.2 million.
Capitalized Interest and Loan Fees
The following table sets forth gross interest expense reported in continuing operations, including debt discount/premium and loan cost amortization, net of capitalized interest, for the three months ended March 31, 2013 and 2012. The interest expense capitalized was recorded as a cost of development and redevelopment, and increased the carrying value of undeveloped land and construction in progress.

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Gross interest expense	$27,466	$24,994
Capitalized interest	(7,732)	(3,831)
Interest expense	$19,734	$21,163

6.    Noncontrolling Interests on the Company's Consolidated Financial Statements
Common Units of the Operating Partnership
The Company owned a 97.6%, 97.6% and 97.5% common general partnership interest in the Operating Partnership as of March 31, 2013, December 31, 2012, and March 31, 2012, respectively. The remaining 2.4%, 2.4% and 2.5% common limited partnership interest as of March 31, 2013, December 31, 2012 and March 31, 2012, respectively, was owned by non-affiliate investors and certain of our executive officers and directors in the form of noncontrolling common units. There were 1,826,503, 1,826,503 and 1,718,131 common units outstanding held by these investors, executive officers and directors as of March 31, 2013, December 31, 2012 and March 31, 2012, respectively.
The noncontrolling common units may be redeemed by unitholders for cash. We, at our option, may satisfy the cash redemption obligation with shares of the Company's common stock on a one-for-one basis. Whether satisfied in cash or shares of the Company's common stock, the value for each noncontrolling common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company's common stock, par value $.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable balance sheet date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $95.9 million and $85.4 million as of March 31, 2013 and December 31, 2012, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each noncontrolling common unit in the event of our termination or liquidation. In the event of our termination or liquidation, it is expected in most cases that each common unit would be entitled to a liquidating distribution equal to the liquidating distribution payable in respect of each share of the Company's common stock.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Stockholders' Equity of the Company
At-The-Market Stock Offering Program
Under our at-the-market stock offering program, which commenced in July 2011, we may offer and sell shares of our common stock having an aggregate gross sales price of up to $200.0 million from time to time in "at the market" offerings. During the three months ended March 31, 2013, we sold 453,679 shares of common stock under this program at a weighted average price of $52.65 per share, before selling commissions, for aggregate gross proceeds of approximately $23.9 million and net proceeds of approximately $23.4 million, after sales agent compensation. The proceeds from the sales were used to fund development and redevelopment expenditures and general corporate purposes. Since commencement of the program, we have sold 1,596,102 shares of common stock and, as of March 31, 2013, approximately $126.1 million remains available to be sold under this program. Actual future sales will depend upon a variety of factors including but not limited to market conditions, the trading price of the Company's common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

8.    Partners' Capital of the Operating Partnership
Issuance of Common Units
During the three months ended March 31, 2013, the Company utilized its at-the-market stock offering program to issue an aggregate of 453,679 shares of common stock as discussed in Note 7. The net offering proceeds of approximately $23.4 million were contributed by the Company to the Operating Partnership in exchange for 453,679 common units.
Common Units Outstanding
The Company owned 75,349,705, 74,926,981, and 68,349,843 common units representing a 97.6%, 97.6%, and 97.5% common general partnership interest in the Operating Partnership as of March 31, 2013, December 31, 2012, and March 31, 2012, respectively. The remaining 2.4%, 2.4%, and 2.5% common limited partnership interest as of March 31, 2013, December 31, 2012, and March 31, 2012, respectively, was owned by certain of our executive officers and directors and non-affiliate investors in the form of noncontrolling common units. There were 1,826,503, 1,826,503, and 1,718,131 common units outstanding held by these investors, officers and directors as of March 31, 2013, December 31, 2012, and March 31, 2012, respectively. For a further discussion of the noncontrolling common units as of March 31, 2013 and December 31, 2012, refer to Note 6.

9.    Share-Based Compensation
Stockholder Approved Equity Compensation Plans
As of March 31, 2013, we maintained one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan as amended (the "2006 Plan"). As of March 31, 2013, 142,532 shares were available for grant under the 2006 Plan. The number of shares that remains available for grant is calculated using the weighted share counting provisions set forth in the 2006 Plan, which are based on the type of awards that are granted. The maximum number of shares available for grant subject to full value awards (which generally include equity awards other than options and stock appreciation rights) was 48,812 shares as of March 31, 2013.
Summary of Market-Measure Based RSUs
On March 30, 2012, the Executive Compensation Committee of the Company's Board of Directors granted 103,239 restricted stock units ("RSUs") to the Company's Chief Executive Officer. The RSUs granted vest in seven equal annual installments for each calendar year during 2012 through 2018 based on the achievement of certain absolute or relative total shareholder return goals measured annually or, if neither of the shareholder return hurdles are achieved for an applicable year during the performance period, those RSUs will remain eligible to vest in a subsequent year (ending in 2018) based on the achievement of a cumulative total shareholder return goal, as well as (in each case) continued employment through the applicable vesting date.
As of March 31, 2013, we had 88,491 unvested market-measure based RSUs outstanding.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Time-Based RSUs
A summary of our time-based RSU activity from January 1, 2013 through March 31, 2013 is presented below:

	Nonvested RSUs		Vested RSUs	Total RSUs
	Amount	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2013	279,102	$41.30	769,761	1,048,863
Granted	157,232	48.88	—	157,232
Vested	(64,778)	37.89	64,778	—
Settled (1)			(8,559)	(8,559)
Issuance of dividend equivalents (2)			6,864	6,864
Canceled (1)(3)			(3,800)	(3,800)
Outstanding as of March 31, 2013	371,556	$45.11	829,044	1,200,600
________________________

(1)	Represents vested RSUs that are settled in cash or shares of the Company's common stock.

(2)	RSUs issued as dividend equivalents are vested upon issuance.

(3)
We accept the return of RSUs, at the current quoted closing share price of the Company's common stock, to satisfy minimum statutory tax-withholding requirements related to either the issuance, vesting or settlement of RSUs in accordance with the terms of the 2006 Plan.

A summary of our time-based RSU activity for the three months ended March 31, 2013 and 2012 is presented below:

	RSUs Granted		RSUs Vested
Three Months Ended March 31,	Non-Vested RSUs Issued	Weighted-Average Grant Date Fair Value Per Share	Vested RSUs	Total Vest-Date Fair Value (1) (in thousands)
2013	157,232	$48.88	(64,778)	$3,161
2012	196,033	44.29	(48,864)	1,961
_______________________

(1)	Total fair value of RSUs vested was calculated based on the quoted closing share price of the Company's common stock on the NYSE on the day of vesting.
On April 4, 2013, the terms of 61,327 time-based RSUs granted to certain officers of the Company in January 2013 were modified to include performance-based vesting requirements based on certain total shareholder return and FFO per share targets. The Company's closing stock price on the date of modification was $53.05. The compensation expense related to the modified RSUs will be recognized using the accelerated attribution expense method through the remainder of the five-year requisite service period.
Summary of Nonvested Shares
A summary of our nonvested shares activity from January 1, 2013 through March 31, 2013 is presented below:

Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2013	95,241	$40.42
Granted	—	—
Vested (1)	(47,291)	39.12
Outstanding as of March 31, 2013	47,950	$41.71
________________________

(1)
The total shares vested include 20,880 shares that were tendered in accordance with the terms of the 2006 Plan to satisfy minimum statutory tax withholding requirements related to the restricted shares that have vested. We accept the return of shares at the current quoted closing share price of the Company's common stock to satisfy tax obligations.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of our nonvested and vested share activity for the three months ended March 31, 2013 and 2012 is presented below:

	Shares Granted		Shares Vested
Three Months Ended March 31,	Non-Vested Shares Issued	Weighted-Average Grant Date Fair Value Per Share	Vested Shares	Total Fair Value at Vest Date(1) (in thousands)
2013	—	$—	(47,291)	$2,290
2012	59,938	41.71	(33,104)	1,274
_______________________

(1)	Total fair value of shares vested was calculated based on the quoted closing share price of the Company's common stock on the NYSE on the date of vesting.
Summary of Stock Options
A summary of our stock option activity from January 1, 2013 through March 31, 2013 is presented below:

	Number of Options	Exercise Price	Remaining Contractual Term (years)
Outstanding at January 1, 2013	1,540,000	$42.61
Granted	—	—
Exercised	—	—
Forfeited	(12,000)	42.61
Outstanding at March 31, 2013 (1)(2)	1,528,000	$42.61	8.9
________________________

(1)	As of March 31, 2013, 308,000 of the outstanding stock options were exercisable.

(2)	The total intrinsic value of options outstanding at March 31, 2013 was $15.0 million.
Share-based Compensation Cost Recorded During the Period
The total compensation cost for all share-based compensation programs was $2.4 million and $1.5 million for the three months ended March 31, 2013 and 2012, respectively. Of the total share-based compensation cost, $0.2 million and $0.2 million was capitalized as part of real estate assets for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, there was approximately $31.2 million of total unrecognized compensation cost related to nonvested incentive awards granted under share-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.6 years. The remaining compensation cost related to these nonvested incentive awards had been recognized in periods prior to March 31, 2013.

10.    Commitments and Contingencies
General
As of March 31, 2013, we had commitments of approximately $529.6 million for contracts and executed leases directly related to our operating and redevelopment properties. This amount includes the $27.5 million that we expect to pay before the end of 2013 upon the closing of the purchase of the land underlying the ground lease at 360 Third Street in San Francisco, CA. We exercised an option to acquire the land during the fourth quarter of 2012.
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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Fair Value Measurements and Disclosures
Assets and Liabilities Reported at Fair Value
The only assets we record at fair value on our consolidated financial statements are the marketable securities related to our deferred compensation plan. The following table sets forth the fair value of our marketable securities as of March 31, 2013 and December 31, 2012:

	Fair Value (Level 1)(1)
Description	March 31, 2013	December 31, 2012
	(in thousands)
Marketable securities (2)	$8,029	$7,435
________________________

(1)	Based on quoted prices in active markets for identical securities.

(2)	The marketable securities are held in a limited rabbi trust.

We report the change in the fair value of the marketable securities at the end of each accounting period in interest income and other net investment gains (losses) in the consolidated statements of operations. We adjust the related deferred compensation plan liability to fair value at the end of each accounting period based on the performance of the benchmark funds selected by each participant, which results in a corresponding increase or decrease to compensation cost for the period.
The following table sets forth the net gain (loss) on marketable securities recorded during the three months ended March 31, 2013 and 2012:

	Three Months Ended
Description	March 31, 2013	March 31, 2012
	(in thousands)
Net gain (loss) on marketable securities	$356	$435
Financial Instruments Disclosed at Fair Value
The following table sets forth the carrying value and the fair value of our other financial instruments as of March 31, 2013 and December 31, 2012:

	Carrying Value	Fair Value	Carrying Value	Fair Value
	March 31, 2013		December 31, 2012
	(in thousands)
Liabilities
Secured debt (1)	$570,676	$603,791	$561,096	$591,993
Exchangeable senior notes, net (1)	165,022	180,612	163,944	181,223
Unsecured debt, net (2)	1,430,880	1,561,378	1,130,895	1,254,047
Unsecured line of credit (1)	—	—	185,000	185,049
________________________

(1)	Fair value calculated using Level II inputs which are based on model−derived valuations in which significant inputs and significant value drivers are observable in active markets.

(2)
Fair value calculated using Level I and Level II inputs. Level I inputs are based on quoted prices for identical instruments in active markets. The carrying value and fair value of the Level I instruments was $873.3 million and $960.1 million, respectively, as of March 31, 2013. The carrying value and fair value of the Level I instruments at December 31,2012, was $573.3 million and $653.0 million, respectively. The carrying value and fair value of the Level II instruments was $557.6 million and $601.3 million, respectively, as of March 31, 2013. The carrying value and fair value of the Level II instruments at December 31, 2012, was $557.6 million and $601.0 million, respectively.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Net (Loss) Income Available to Common Stockholders Per Share of the Company
The following table reconciles the numerator and denominator in computing the Company's basic and diluted per-share computations for net income available to common stockholders for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands, except share and per share amounts)
Numerator:
Income from continuing operations	$2,388	$2,165
Loss from continuing operations attributable to noncontrolling common units of the Operating Partnership	22	186
Preferred distributions and dividends	(3,313)	(9,336)
Allocation to participating securities (nonvested shares and time-based RSUs)	(418)	(380)
Numerator for basic and diluted loss from continuing operations available to common stockholders	(1,321)	(7,365)
Income from discontinued operations	—	76,506
Income from discontinued operations attributable to noncontrolling common units of the Operating Partnership	—	(1,981)
Numerator for basic and diluted net (loss) income available to common stockholders	$(1,321)	$67,160
Denominator:
Basic weighted average vested shares outstanding	74,977,240	63,648,704
Effect of dilutive securities - contingently issuable shares and stock options	—	—
Diluted weighted average vested shares and common share equivalents outstanding	74,977,240	63,648,704
Basic earnings per share:
Loss from continuing operations available to common stockholders per share	$(0.02)	$(0.12)
Income from discontinued operations per common share	0.00	1.18
Net (loss) income available to common stockholders per share	$(0.02)	$1.06
Diluted earnings per share:
Loss from continuing operations available to common stockholders per share	$(0.02)	$(0.12)
Income from discontinued operations per common share	0.00	1.18
Net (loss) income available to common stockholders per share	$(0.02)	$1.06
The impact of the contingently issuable shares, which consist of 88,491 market measure-based RSUs, the 4.25% Exchangeable Notes and 1,528,000 stock options, were not considered in our diluted earnings per share calculation for the three months ended March 31, 2013 because we reported a loss from continuing operations attributable to common stockholders and the effect was anti-dilutive. The impact of the contingently issuable shares, which consisted of 103,239 market measure-based RSUs, the Exchangeable Notes and 1,550,000 stock options was not considered in our diluted earnings per share calculation for the three months ended March 31, 2012 because we reported a loss from continuing operations attributable to common stockholders and the effect was anti-dilutive. See Note 5 for additional information regarding the Exchangeable Notes and Note 9 for additional information regarding the outstanding market measure-based RSUs and stock options.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Net (Loss) Income Available to Common Unitholders Per Unit of the Operating Partnership
The following table reconciles the numerator and denominator in computing the Operating Partnership's basic and diluted per-unit computations for net income available to common unitholders for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands, except unit and per unit amounts)
Numerator:
Income from continuing operations	$2,388	$2,165
Income from continuing operations attributable to noncontrolling interests in consolidated subsidiaries	(69)	(53)
Preferred distributions	(3,313)	(9,336)
Allocation to participating securities (nonvested units and time-based RSUs)	(418)	(380)
Numerator for basic and diluted loss from continuing operations available to common unitholders	(1,412)	(7,604)
Income from discontinued operations	—	76,506
Numerator for basic and diluted net (loss) income available to common unitholders	$(1,412)	$68,902
Denominator:
Basic weighted average vested units outstanding	76,803,743	65,366,835
Effect of dilutive securities - contingently issuable shares and stock options	—	—
Diluted weighted average vested units and common unit equivalents outstanding	76,803,743	65,366,835
Basic earnings per unit:
Loss from continuing operations available to common unitholders per unit	$(0.02)	$(0.12)
Income from discontinued operations per common unit	0.00	1.17
Net (loss) income available to common unitholders per unit	$(0.02)	$1.05
Diluted earnings per unit:
Loss from continuing operations available to common unitholders per unit	$(0.02)	$(0.12)
Income from discontinued operations per common unit	0.00	1.17
Net (loss) income available to common unitholders per unit	$(0.02)	$1.05
The impact of the contingently issuable units, which consist of 88,491 market measure-based RSUs, the 4.25% Exchangeable Notes and 1,528,000 stock options, were not considered in our diluted earnings per unit calculation for the three months ended March 31, 2013 because the Operating Partnership reported a loss from continuing operations attributable to common unitholders and the effect was anti-dilutive. The impact of the contingently issuable shares, which consisted of 103,239 market measure-based RSUs, the Exchangeable Notes and 1,550,000 stock options was not considered in our diluted earnings per unit calculation for the three months ended March 31, 2012 because the Operating Partnership reported a loss from continuing operations attributable to common unitholders and the effect was anti-dilutive. See Note 5 for additional information regarding the Exchangeable Notes and Note 9 for additional information regarding the outstanding market measure-based RSUs and stock options.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Subsequent Events
On April 4, 2013, the Executive Compensation Committee of the Company's Board of Directors modified the terms of 61,327 time-based RSUs granted to certain officers of the Company in January 2013 to include performance-based vesting requirements. See Note 9 for additional information.
On April 17, 2013, aggregate dividends, distributions, and dividend equivalents of $27.4 million were paid to common stockholders and common unitholders of record on March 28, 2013 and RSU holders on the payment date.

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
Statements contained in this “Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Forward-looking statements include, among other things, statements or information concerning projected future occupancy and rental rates, lease expirations, debt maturity, potential investments, strategies such as capital recycling, development and redevelopment activity, projected construction costs, dispositions, future incentive compensation, pending, potential or proposed acquisitions and other forward-looking financial data, as well as the discussion below under the captions “-Factors That May Influence Future Results of Operations," “-Liquidity and Capital Resource of the Company," and “-Liquidity and Capital Resources of the Operating Partnership.” Forward-looking statements can be identified by the use of words such as “believes,” “expects,” “projects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” and the negative of these words and phrases and similar expressions that do not relate to historical matters. Forward-looking statements are based on our current expectations, beliefs and assumptions, and are not guarantees of future performance, results or events. Forward-looking statements are inherently subject to uncertainties, risks, changes in circumstances, trends and factors that are difficult to predict, many of which are outside of our control. Accordingly, actual performance, results and events may vary materially from those indicated in the forward-looking statements, and you should not rely on the forward-looking statements as predictions of future performance, results or events. Numerous factors could cause actual future performance, results and events to differ materially from those indicated in forward-looking statements. For a discussion of those risk factors, see the discussion below as well as “Item 1A: Risk Factors” and “Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations” in the Company's and the Operating Partnership's annual report on Form 10-K for the year ended December 31, 2012 and their respective other filings with the SEC. All forward-looking statements are based on currently available information and speak only as of the date of this report. We assume no obligation to update any forward-looking statement that becomes untrue because of subsequent events, new information or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws.

Overview and Background
We are a self-administered REIT active in office submarkets along the West Coast. We own, develop, acquire and manage real estate assets, consisting primarily of Class A properties in the coastal regions of Los Angeles, Orange County, San Diego County, the San Francisco Bay Area and greater Seattle, which we believe have strategic advantages and strong barriers to entry. We own our interests in all of our properties through the Operating Partnership and the Finance Partnership and conduct substantially all of our operations through the Operating Partnership. We owned a 97.6%, 97.6% and 97.5% general partnership interest in the Operating Partnership as of March 31, 2013, December 31, 2012 and March 31, 2012, respectively. All our properties are held in fee except for the 11 office buildings that are held subject to long−term ground leases for the land.

Factors That May Influence Future Results of Operations
Acquisitions. During the three months ended March 31, 2013, we acquired two office buildings in one transaction for approximately $170.0 million (see Note 2 to our consolidated financial statements included in this report for more information). During 2012, we acquired 14 office buildings in seven transactions with an aggregate purchase price of approximately $674.0 million and six development and redevelopment opportunity projects in six transactions with an aggregate purchase price of approximately $340.3 million. We generally finance our acquisitions through proceeds from the issuance of debt and equity securities, borrowings under our revolving credit facility, proceeds from our capital recycling program and the assumption of existing debt.
As a key component of our growth strategy, we continually evaluate acquisition opportunities (including office properties, undeveloped land, and development and redevelopment opportunities) as they arise. As a result, at any point in time we may have one or more potential acquisitions under consideration that are in varying stages of evaluation, negotiation or due diligence review, which may include potential acquisitions under contract. As of the date of the filing of this report, we were also in negotiations to acquire an additional future development opportunity. We cannot provide assurance that we will acquire these properties. In the future, we may enter into agreements to acquire other properties, either as wholly-owned properties or through joint ventures, and those agreements typically will be subject to the satisfaction of closing conditions. We cannot provide assurance that we will enter into any agreements to acquire properties or that the potential acquisitions contemplated by any agreements we may enter into in the future will be completed. Costs associated with acquisitions accounted for as business combinations are expensed as incurred, and we may be unable to complete an acquisition after making a nonrefundable deposit or incurring acquisition−related costs. In addition, acquisitions are subject to various other risks and uncertainties. During the three months ended March 31, 2013, we expensed approximately $0.7 million of third-party acquisition costs, and we anticipate that we will incur additional third-party acquisition costs throughout 2013 as we pursue other potential acquisitions.
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
The timing of any potential future deposition transactions will depend on market conditions and other factors, including but not limited to our capital needs and our ability to defer some or all of the taxable gains on the sales. We cannot assure you that we will dispose of any additional properties or that future acquisitions and/or dispositions, if any, will qualify as Section 1031 Exchanges.
Leasing Activity and Changes in Rental Rates.  The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following tables set forth certain information regarding leasing activity for our stabilized portfolio during the three months ended March 31, 2013.
Information on Leases Commenced and Executed

For Leases Commenced

	1st & 2nd Generation(1)				2nd Generation(1)
	Number of Leases(2)		Rentable Square Feet(2)		TI/LC per Sq. Ft.(3)	Changes in Rents(4)(5)	Changes in Cash Rents(6)	Retention Rates(7)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Three Months Ended March 31, 2013	19	16	124,538	167,006	$22.31	15.4%	11.2%	25.2%	63

For Leases Executed(8)

	1st & 2nd Generation(1)				2nd Generation(1)
	Number of Leases(2)		Rentable Square Feet(2)		TI/LC per Sq. Ft.(3)	Changes in Rents(4)(5)	Changes in Cash Rents(6)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Three Months Ended March 31, 2013	30	10	296,818	105,312	$21.92	15.5%	10.7%	55
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

(5)	Excludes commenced and executed leases of approximately 84,000 and 72,000 rentable square feet, respectively, for the three months ended March 31, 2013, for which the space was vacant longer than one year or being leased for the first time. Space vacant for more than one year is excluded from our change in rents calculations to provide a meaningful market comparison.

(6)
Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. Excludes leases for which the space was vacant longer than one year or vacant when the property was acquired.

(7)	Calculated as the percentage of space either renewed or expanded into by existing tenants or subtenants at lease expiration.

(8)	For the three months ended March 31, 2013, 13 leases totaling approximately 66,000 rentable square feet were signed but had not commenced as of March 31, 2013.
As of March 31, 2013, we believe that the weighted average cash rental rates for our stabilized portfolio, including recently acquired operating properties are approximately at the current average market rental rates, although individual properties within any particular submarket presently may be leased either above, below, or at the current market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our portfolio.

In general, market rental rates increased in the majority of our submarkets over the last several quarters. Our rental rates and occupancy are impacted by general economic conditions, including the pace of regional economic growth and access to capital. Therefore, we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current market rates. Additionally, decreased demand and other negative trends or unforeseeable events that impair our ability to timely renew or re-lease space could have further negative effects on our future financial condition, results of operations, and cash flows.
Scheduled Lease Expirations.   The following table sets forth certain information regarding our lease expirations for our stabilized portfolio for the remainder of 2013 and the next five years.
Lease Expirations(1)

Year of Lease Expiration	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (2)	% of Total Annualized Base Rent (2)	Annualized Base Rent per Sq. Ft. (2)

Remainder of 2013	70	532,364	4.4%	$14,231	3.7%	$26.73
2014	128	1,349,188	11.3%	39,730	10.5%	29.45
2015	149	2,112,008	17.6%	64,948	17.1%	30.75
2016	85	921,058	7.7%	25,447	6.7%	27.63
2017	103	2,137,606	17.8%	64,733	17.0%	30.28
2018	56	1,294,335	10.8%	50,223	13.2%	38.80
Total	591	8,346,559	69.6%	$259,312	68.2%	$31.07
________________________

(1)
The information presented for all lease expiration activity reflects leasing activity through March 31, 2013 for our stabilized portfolio. For leases that have been renewed early or space that has been re-leased to a new tenant, the expiration date and annualized base rent information presented takes into consideration the renewed or re-leased lease terms. Excludes space leased under month-to-month leases, vacant space, and lease renewal options not executed as of March 31, 2013.

(2)	Annualized base rent includes the impact of straight-lining rent escalations and the amortization of free rent periods and excludes the impact of the following: amortization of deferred revenue related tenant-funded tenant improvements, amortization of above/below market rents, amortization for lease incentives due under existing leases, and expense reimbursement revenue. Additionally, the underlying leases contain various expense structures including full service gross, modified gross and triple net. Amounts represent percentage of total portfolio annualized contractual base rental revenue. For additional information on tenant improvement and leasing commission costs incurred by the Company for the current reporting period, please see further discussion under the caption "Information on Leases Commenced and Executed."

In addition to the 1.3 million rentable square feet, or 9.7%, of currently available space in our stabilized portfolio, leases representing approximately 4.4% and 11.3% of the occupied square footage of our stabilized portfolio are scheduled to expire during the remainder of 2013 and in 2014, respectively. The leases scheduled to expire during the remainder of 2013 and in 2014 represent approximately 1.9 million rentable square feet of office space or 14.2% of our total annualized base rental revenue. We believe that the weighted average cash rental rates are approximately 5% under the current average quoted market rates for leases scheduled to expire during the remainder of 2013 and 2014, although individual properties within any particular submarket presently may be leased either above, below, or at the current quoted market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our overall portfolio. Our ability to re-lease available space depends upon both general market conditions and the market conditions in the specific regions in which individual properties are located.

Redevelopment Projects
We believe that a portion of our potential long-term future growth will continue to come from redevelopment opportunities both through acquired properties and within our existing portfolio. Redevelopment opportunities are those projects in which we spend significant development and construction costs on existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. As of March 31, 2013, we had two redevelopment projects in lease-up.

•
3880 Airport Way, Long Beach, submarket of Los Angeles, on which we commenced redevelopment in the third quarter of 2011. This lease-up property, encompassing approximately 98,000 rentable square feet, was 50% leased prior to the commencement of redevelopment which was done in two phases. Redevelopment on the first half, which was leased, was completed during the second quarter of 2012, and redevelopment on the second half was completed in the fourth quarter of 2012. The lease-up project will have a total estimated investment of approximately $19.9 million upon completion, including the $6.3 million net carrying value of the project at the commencement of redevelopment.

•
360 Third Street, South of Market Area, submarket of San Francisco, on which we commenced redevelopment in the fourth quarter of 2011. Redevelopment for this project was completed in the first quarter of 2013. The lease-up project, which encompasses approximately 410,000 rentable square feet, will have a total estimated investment of approximately $178.3 million at completion, including the $88.5 million net carrying value of the project at the commencement of redevelopment plus $27.5 million that we expect to pay in 2013 to acquire the land that is currently subject to a ground lease.

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
As of the date of this report, our near-term development pipeline consisted of the following four projects under construction and two projects that are commencing in 2013.

•
690 E. Middlefield Road, Mountain View, California, which we acquired in May 2012. We acquired the project for $84.0 million, comprised of a cash purchase price of $74.5 million plus $9.5 million of assumed leasing commissions and other net accrued liabilities. The development project, which is 100% pre-leased to Synopsys, Inc., has a total estimated investment of approximately $196.7 million and is expected to encompass approximately 341,000 rentable square feet upon completion. Construction is currently in process and is expected to be completed in the first quarter of 2015.

•
331 Fairchild Drive, Mountain View, California, which we acquired in December 2012 and is 100% pre-leased. We acquired the project for $18.9 million plus $2.9 million of development costs reimbursed to the seller and are developing an approximately 88,000 square foot building for Audience, Inc. The development project has a total estimated investment of approximately $45.2 million. Construction is currently in process and is expected to be completed in the fourth quarter of 2013.

•
350 Mission Street, South of Market Financial District, San Francisco, California, which we acquired in October 2012. Shortly after acquisition, we pre-leased the entire project to salesforce.com and are currently planning to develop an approximately 400,000 square foot, 27 story office tower that adapts our open-plan workspace concepts to a high-rise office environment. The property is expected to be LEED platinum certified and the first ground up development property in the city to receive this designation. The development project has a total estimated investment of approximately $254.8 million. We are currently pursuing entitlements to increase this project to a 30-story office tower, which would increase the estimated rentable square feet and total estimated investment. Construction is currently in process and is expected to be completed in the first quarter of 2015.

•
555-599 N. Mathilda Avenue, Sunnyvale, California, which we acquired in December 2012. The project, which is comprised of one operating property and a future development site, is 100% pre-leased. Our plan at this project is to continue operating the existing building and develop an approximately 587,000 square foot office complex for LinkedIn, Inc., the tenant in the current existing building. The development project has a total estimated investment of approximately $312.8 million. Construction is currently in process and is expected to be completed in the third quarter of 2014.

•
Columbia Square, in Hollywood, California, which we acquired in September 2012. This project is a historic media campus located in the heart of Hollywood, two blocks from the corner of Sunset Boulevard and Vine Street. The site is fully entitled for the development of an 875,000 rentable square foot office, retail and multi-family mixed use project under a 15-year development agreement that includes three existing buildings. We intend to redevelop the three existing historic buildings, which encompass approximately 100,000 rentable square feet, and to develop approximately 575,000 square feet of office, retail and residential space in multiple phases. We currently expect to invest an additional $303.4 million for a total estimated investment of approximately $375.0 million. Our plan is to create a mixed-use campus that preserves the historical character while establishing a new center for entertainment and media companies. We commenced redevelopment of the three existing historic buildings in April 2013.

•
333 Brannan Street, South of Market Area, San Francisco, California, which we acquired in July 2012. We continue to make good progress on the entitlements for this project and could be ready to begin construction in the fourth quarter of 2013. We currently expect to develop an approximately 170,000 rentable square foot office building on this site that will include all the features, amenities and systems that tech and media tenants need. We currently expect to invest an additional $65.8 million for a total estimated investment of approximately $85.0 million.

As of the date of this report, we were also in negotiations on another acquisition opportunity with a possible joint venture structure. We cannot provide assurance that we will acquire this project. In the future, we may also enter into agreements to acquire other development or redevelopment opportunities, either as wholly-owned properties or through joint ventures and those agreements typically will be subject to the satisfaction of closing conditions. In addition, as of March 31, 2013, we had additional undeveloped land holdings, located primarily in various submarkets in San Diego County with an aggregate cost basis of approximately $287.7 million.
This increase in our development and redevelopment activities will continue to cause an increase in the average development asset balances qualifying for interest and other carry cost capitalization in future periods. During the three months ended March 31, 2013, we capitalized interest on in process redevelopment projects and development pipeline projects with an aggregate cost basis balance of approximately $739.4 million at March 31, 2013, as it was determined these projects qualified for interest and other carry cost capitalization under GAAP. For the three months ended March 31, 2013 and 2012, we capitalized $1.5 million and $0.7 million, respectively, of internal costs to our qualifying redevelopment and development projects.
Incentive Compensation.    Our Executive Compensation Committee determines compensation, including equity and cash incentive programs, for our executive officers in accordance with the terms and conditions of applicable agreements and incentive award programs. For 2013 the annual cash bonus program is structured to allow the Executive Compensation Committee to evaluate a variety of key quantitative and qualitative factors at the end of the year and make a determination of incentive compensation for executive officers based on the Company's and management's overall performance.  We expect that any future equity incentive awards to executives will be subject to a time-based vesting schedule with a portion of the awards subject to both time-based vesting and performance-based vesting requirements.   As a result, accrued incentive compensation and compensation expense for future incentive compensation awards may be affected by our operating and development performance, financial results, total shareholder return, market conditions or other performance conditions.  Consequently, we cannot predict the amounts that will be recorded in future periods related to such incentive compensation.
Share-Based Compensation.    As of March 31, 2013, there was $31.2 million of total unrecognized compensation cost related to outstanding nonvested shares of restricted common stock, RSUs and stock options issued under share-based compensation arrangements. Those costs are expected to be recognized over a weighted-average period of 2.6 years. The $31.2 million of unrecognized compensation cost does not reflect the future compensation cost for any potential share-based awards that may be issued. Share-based compensation expense for potential future awards could be affected by our operating and development performance, financial results, total shareholder return and market conditions. Consequently, we cannot predict the amounts that will be recorded in future periods for such share-based awards. See Note 9 to our consolidated financial statements for additional information regarding our share-based incentive compensation plan.

Stabilized Portfolio Information
As of March 31, 2013, our stabilized portfolio was comprised of 116 office properties encompassing an aggregate of approximately 13.6 million rentable square feet. Our stabilized portfolio includes all of our properties with the exception of undeveloped land, development and redevelopment properties currently under construction or committed for construction, “lease-up” properties and properties held-for-sale. We define lease-up properties as properties recently developed or redeveloped that have not yet reached 95% occupancy and are within one year following cessation of major construction activities. We define redevelopment properties as those projects for which we expect to spend significant development and construction costs on existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. Our stabilized portfolio also excludes our future development pipeline, which is comprised of nine potential development sites, representing 118.5 gross acres of undeveloped land.
At March 31, 2013, our stabilized portfolio excluded two "lease-up" properties and four development properties currently under construction.
The following table reconciles the changes in the rentable square feet in our stabilized portfolio of operating properties from
March 31, 2012 to March 31, 2013:

	Office Properties		Industrial Properties (1)		Total
	Number of Buildings	Rentable Square Feet	Number of Buildings	Rentable Square Feet	Number of Buildings	Rentable Square Feet
Total as of March 31, 2012	111	11,797,818	39	3,413,354	150	15,211,172
Acquisitions (2)	9	1,705,862			9	1,705,862
Completed redevelopment properties placed in-service	2	410,046			2	410,046
Property moved to the development pipeline	(1)	(45,195)			(1)	(45,195)
Dispositions	(5)	(308,635)	(39)	(3,413,354)	(44)	(3,721,989)
Remeasurement		10,163			—	10,163
Total as of March 31, 2013	116	13,570,059	—	—	116	13,570,059
________________________

(1)	In 2012, the Company sold its entire industrial portfolio.

(2)	Excludes redevelopment and development property acquisitions.
Occupancy Information
The following table sets forth certain information regarding our stabilized portfolio:
Stabilized Portfolio Occupancy

Region	Number of Buildings	Rentable Square Feet	Occupancy at(1)
			3/31/2013	12/31/2012	9/30/2012

Los Angeles and Ventura Counties	27	3,487,741	93.4%	94.0%	94.3%
Orange County	4	497,393	90.0	92.0	95.6
San Diego	59	5,250,294	87.2	90.7	87.8
San Francisco Bay Area	14	2,286,994	94.5	95.5	92.0
Greater Seattle	12	2,047,637	88.7	93.3	93.2
Total Stabilized Portfolio	116	13,570,059	90.3	92.8	91.1

	Average Occupancy
	For the Three Months ended March 31,
	2013	2012
Stabilized Portfolio(1)	91.0%	90.4%
Same Store Portfolio(2)	90.6	92.4
__________________________________

(1)	Occupancy percentages reported are based on our stabilized office portfolio as of the end of the period presented.

(2)
Occupancy percentages reported are based on office properties owned and stabilized as of January 1, 2012 and still owned and stabilized as of March 31, 2013. See discussion under "Results of Operations" for additional information.

Significant Tenants
The following table sets forth information about our fifteen largest tenants as of the date of filing this quarterly report, based upon annualized rental revenues as of March 31, 2013.

Tenant Name	Annualized Base Rental Revenue ($ in thousands)	Rentable Square Feet	Percentage of Total Annualized Base Rental Revenue	Percentage of Total Rentable Square Feet
DIRECTV, LLC (1)	$23,339	660,579	6.2%	4.9%
Bridgepoint Education, Inc	15,105	322,994	4.0%	2.4%
Intuit, Inc.	13,489	465,812	3.6%	3.4%
Delta Dental of California	10,275	230,389	2.7%	1.7%
CareFusion Corporation (2)	9,256	411,000	2.4%	3.0%
AMN Healthcare, Inc.	8,192	175,672	2.2%	1.3%
Adobe Systems, Inc. (2)	6,557	224,550	1.7%	1.7%
Group Health Cooperative	6,381	183,422	1.7%	1.4%
Microsoft Corporation	6,293	215,997	1.7%	1.6%
Fish & Richardson P.C.	6,071	139,538	1.6%	1.0%
Scripps Health	5,199	112,067	1.4%	0.8%
Wells Fargo (2)	5,196	140,161	1.4%	1.0%
BP Biofuels	5,128	136,908	1.4%	1.0%
Lucile Salter Packard Children's Hospital at Stanford	5,111	137,807	1.4%	1.0%
Epson America, Inc.	4,915	136,026	1.3%	1.0%

Total Top Fifteen Tenants	$130,507	3,692,922	34.7%	27.2%

________________________

(1)
In December 2012, DIRECTV, LLC began paying cash rent on the entire building at 2260 E. Imperial Highway in Los Angeles, CA. However, completion of tenant improvements and physical occupancy of the space will occur in phases from December 2012 through June 2013. Rental revenue will be deferred for financial reporting purposes on the unoccupied space and will be recognized as tenant improvements are substantially complete. The annualized base rental revenue presented above includes the projected annualized base rental revenue at stabilization for the lease at 2260 E. Imperial Highway.

(2)	The Company has entered into leases with various affiliates of the tenant.

Current Regional Information
We have generally seen rental rates stabilize and start to improve in many of our submarkets. We have also seen vacancy rates in many of our submarkets are starting to decrease.
Los Angeles and Ventura Counties.    Our Los Angeles and Ventura Counties stabilized portfolio of 3.5 million rentable square feet was 93.4% occupied with approximately 231,300 available rentable square feet as of March 31, 2013 compared to 94.0% occupied with approximately 210,100 available rentable square feet as of December 31, 2012. The decrease in occupancy is primarily attributable to two leases that expired during the quarter. As of March 31, 2013, we have leased approximately 24,400 rentable square feet in this region that was vacant at March 31, 2013 to four tenants. The new leases are scheduled to commence at various times throughout the remainder of 2013.
As of March 31, 2013, leases representing an aggregate of approximately 168,800 and 384,000 rentable square feet are scheduled to expire during the remainder of 2013 and in 2014, respectively, in this region. The aggregate rentable square feet under the leases scheduled to expire in this region during the remainder of 2013 and in 2014 represents approximately 4.6% of our occupied rentable square feet and 4.7% of our annualized base rental revenues in our total stabilized portfolio as of March 31, 2013.
Orange County.    Our Orange County stabilized portfolio of approximately 497,400 rentable square feet was 90.0% occupied with approximately 49,500 available rentable square feet as of March 31, 2013, compared to 92.0% occupied with approximately 39,700 available rentable square feet as of December 31, 2012.
As of March 31, 2013, leases representing an aggregate of approximately 35,300 and 61,900 rentable square feet are scheduled to expire during the remainder of 2013 and in 2014, respectively, in this region. The aggregate rentable square feet under leases scheduled to expire in 2013 and 2014 represents approximately 0.8% of our occupied rentable square feet and 0.7% of our annualized base rental revenues in our total stabilized portfolio as of March 31, 2013.

San Diego County.    Our San Diego County stabilized portfolio of 5.3 million rentable square feet was 87.2% occupied with approximately 670,700 available rentable square feet as of March 31, 2013 compared to 90.7% occupied with approximately 486,800 available rentable square feet as of December 31, 2012. The decrease in occupancy is primarily attributable to three leases that expired during the quarter that totaled approximately 209,760 rentable square feet. As of March 31, 2013, we have leased approximately 218,000 rentable square feet in this region that was vacant at March 31, 2013 to ten tenants. The new leases are scheduled to commence at various times throughout the remainder of 2013.
As of March 31, 2013, leases representing an aggregate of approximately 183,400 and 461,900 rentable square feet are scheduled to expire during the remainder of 2013 in 2014, respectively, in this region. The aggregate rentable square feet under leases scheduled to expire in this region in 2013 and 2014 represents approximately 5.4% of our occupied rentable square feet and 3.4% of our annualized base rental revenues in our total stabilized portfolio as of March 31, 2013.
San Francisco Bay Area.    As of March 31, 2013, our San Francisco Bay Area stabilized portfolio of 2.3 million rentable square feet was 94.5% occupied with approximately 130,500 available rentable square feet, compared to 95.5% occupied with approximately 102,800 available rentable square feet as of December 31, 2012. As of March 31, 2013, we have leased approximately 17,000 rentable square feet in this region that was vacant at March 31, 2013 to four tenants. The new leases are scheduled to commence in the second quarter of 2013.
As of March 31, 2013, leases representing an aggregate of approximately 106,200 and 237,800 rentable square feet are scheduled to expire during the remainder of 2013 and in 2014, respectively, in this region. The aggregate rentable square feet under leases scheduled to expire in this region during the remainder of 2013 and in 2014 represents approximately 2.9% of our occupied rentable square feet and 3.3% of our annualized base rental revenues in our total stabilized portfolio as of March 31, 2013.
Greater Seattle.    As of March 31, 2013, our Greater Seattle stabilized portfolio of 2.0 million rentable square feet was 88.7% occupied with approximately 232,400 available rentable square feet, compared to 93.3% occupied with approximately 116,100 available rentable square feet as of December 31, 2012. The decrease in occupancy is primarily attributable to two leases comprising approximately 113,800 rentable square feet that expired during the three months ended March 31, 2013 offset by an increase in occupancy attributable to the acquisition of two office buildings during the three months ended March 31, 2013 encompassing approximately 320,400 rentable square feet that were 100.0% occupied as of March 31, 2013. As of March 31, 2013, we have leased approximately 148,800 rentable square feet in this region that was vacant at March 31, 2013 to two tenants. The new leases are scheduled to commence in the second quarter of 2013.
As of March 31, 2013, leases representing an aggregate of approximately 38,700 and 203,600 rentable square feet are scheduled to expire during the remainder of 2013 and in 2014, respectively. The aggregate rentable square feet under leases scheduled to expire in this region during the remainder of 2013 and in 2014 represents approximately 2.0% of our occupied rentable square feet and 2.1% of our annualized base rental revenues in our total stabilized portfolio as of March 31, 2013.

Results of Operations

Three Months Ended March 31, 2013 to the Three Months Ended March 31, 2012
Net Operating Income
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
Management further evaluates Net Operating Income by evaluating the performance from the following property groups:

•
Same Store Properties - which includes the results of all of the office properties that were owned and included in our stabilized portfolio as of January 1, 2012 and still owned and included in the stabilized portfolio as of March 31, 2013;

•
Acquisition Properties - which includes the results, from the dates of acquisition through the periods presented, for the fourteen office buildings we acquired during 2012 and the two office buildings we acquired during the three months ended March 31, 2013;

•
Stabilized Redevelopment Properties - which includes the results generated by two office buildings that were moved into the stabilized portfolio upon completion of redevelopment in the fourth quarter of 2012.

•
Other Properties - which includes the results of properties not included in our stabilized portfolio. These properties consist of two office buildings in "lease-up" and one office building that was moved from the stabilized portfolio during 2012 to development because the property is being repositioned.

The following table sets forth certain information regarding the property groups within our stabilized portfolio as of March 31, 2013:

Group	# of Buildings	Rentable Square Feet
Same Store Properties	98	11,080,012
Acquisition Properties	16	2,080,001
Stabilized Redevelopment Properties	2	410,046

Total Stabilized Portfolio	116	13,570,059

The following table reconciles our Net Operating Income, as defined, to our net income for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2013	2012
	($ in thousands)
Reconciliation to Net Income:
Net Operating Income, as defined	$82,445	$67,791	$14,654	21.6%
Unallocated (expense) income:
General and administrative expenses	(9,669)	(8,767)	(902)	10.3
Acquisition-related expenses	(655)	(1,528)	873	(57.1)
Depreciation and amortization	(50,391)	(34,652)	(15,739)	45.4
Interest income and other net investment gains	392	484	(92)	(19.0)
Interest expense	(19,734)	(21,163)	1,429	(6.8)
Income from continuing operations	2,388	2,165	223	10.3
Income from discontinued operations	—	76,506	(76,506)	(100.0)
Net income	$2,388	$78,671	$(76,283)	(97.0)%

The following tables summarize the Net Operating Income, as defined, for our total portfolio for the three months ended March 31, 2013 and 2012.

	2013					2012
	Same Store	Acquisitions Properties	Stabilized Redevelopment	Other	Total	Same Store	Acquisitions Properties	Stabilized Redevelopment	Other	Total
	(in thousands)					(in thousands)
Operating revenues:
Rental income	$84,110	$18,228	$2,515	$2,527	$107,380	$82,625	$957	$4	$763	$84,349
Tenant reimbursements	7,256	2,305	247	79	9,887	6,864	222	—	94	7,180
Other property income	91	139	—	—	230	867	—	—	—	868
Total	91,457	20,672	2,762	2,606	117,497	90,356	1,179	4	857	92,397
Property and related expenses:
Property expenses	18,672	4,059	369	673	23,773	15,786	144	84	118	16,132
Real estate taxes	7,998	1,621	272	446	10,337	7,215	130	—	320	7,665
Provision for bad debts	95	—	—	—	95	2	—	—	—	2
Ground leases	417	309	2	119	847	417	3	4	378	807
Total	27,182	5,989	643	1,238	35,052	23,420	277	88	816	24,606
Net Operating Income (Loss), as defined	$64,275	$14,683	$2,119	$1,368	$82,445	$66,936	$902	$(84)	$41	$67,791

	Three Months Ended March 31, 2013 as compared to the Three Months Ended March 31, 2012
	Same Store		Acquisition Properties		Stabilized Redevelopment		Other		Total
	Dollar Change	% Change	Dollar Change	% Change	Dollar Change	% Change	Dollar Change	% Change	Dollar Change	% Change
	($ in thousands)
Operating revenues:
Rental income	$1,485	1.8%	$17,271	1,804.7%	$2,511	62,775.0%	$1,764	231.2%	$23,031	27.3%
Tenant reimbursements	392	5.7	2,083	938.3	247	100.0	(15)	(16.0)	2,707	37.7
Other property income	(776)	(89.5)	139	100.0	—	—	—	—	(638)	(73.5)
Total	1,101	1.2	19,493	1,653.4	2,758	68,950.0	1,749	204.1	25,100	27.2
Property and related expenses:
Property expenses	2,886	18.3	3,915	2,718.8	285	339.3%	555	470.3	7,641	47.4
Real estate taxes	783	10.9	1,491	1,146.9	272	100.0	126	39.4	2,672	34.9
Provision for bad debts	93	4,650.0	—	—	—	—	—	—	93	(4,650.0)
Ground leases	—	—	306	10,200.0	(2)	(50.0)	(259)	(68.5)	40	5.0
Total	3,762	16.1	5,712	2,062.1	555	630.7	422	51.7	10,446	42.5
Net Operating (Loss) Income, as defined	$(2,661)	(4.0)%	$13,781	1,527.8%	$2,203	(2,622.6)%	$1,327	3,236.6%	$14,654	21.6%

Net Operating Income increased $14.7 million, or 21.6%, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 primarily resulting from:

•	An increase of $13.8 million attributable to the Acquisition Properties;

•	A partially offsetting decrease of $2.7 million attributable to the Same Store Properties primarily resulting from:

•
A decrease in other property income of $0.8 million primarily due to a litigation settlement received in 2012 for damage at one of the Company's properties. Other property income for both periods consist primarily of lease termination fees and other miscellaneous income; and

•	An increase in property and related expenses of $3.8 million primarily resulting from:

•	An increase of $2.9 million in property expenses primarily as a result of:

◦	an increase in certain recurring operating costs of approximately $1.9 million primarily related to property management expenses, insurance and other service-related costs; and

◦
a receipt of approximately $1.0 million in insurance proceeds during the three months ended March 31, 2012, which were recorded as reduction of property expenses because the charge for the related property damage was recorded as property expenses in prior periods;

•	An increase in real estate taxes of $0.8 million primarily as a result of property tax refunds received in in 2012 that related to prior periods;

•	A partially offsetting increase in rental income and tenant reimbursements of $1.9 million primarily resulting from an increase in tenant renewals at higher rental rates;

•	An increase of $2.2 million attributable to the Stabilized Redevelopment Properties.

•	An increase of $1.3 million attributable to the Other Properties primarily resulting from income generated in 2013 from:

•	one redevelopment property in lease-up that was 50% occupied at March 31, 2013. The tenant took occupancy of this space in June 2012; and

•	one redevelopment property in lease-up that was 44% occupied at March 31, 2013. The tenant took occupancy of this space in July 2012.

Other Expenses and Income
General and Administrative Expenses
General and administrative expenses increased $0.9 million, or 10.3%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily attributable to an increase in compensation expense related to the February 2012 stock option grants made to our senior management team, higher payroll costs associated with the March 2012 renegotiation of our Chief Executive Officer's employment agreement and an increase in payroll and administrative costs associated with the growth of the Company.
Depreciation and Amortization
Depreciation and amortization increased by $15.7 million, or 45.4%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, primarily related to the Acquisition Properties.
Interest Expense
The following table sets forth our gross interest expense, including debt discounts/premiums and loan cost amortization, net of capitalized interest, including capitalized debt discounts/premiums and loan cost amortization for the three months ended March 31, 2013 and 2012:

	2013	2012	Dollar Change	Percentage Change
	($ in thousands)
Gross interest expense	$27,466	$24,994	$2,472	9.9%
Capitalized interest	(7,732)	(3,831)	(3,901)	101.8%
Interest expense	$19,734	$21,163	$(1,429)	(6.8)%
Gross interest expense, before the effect of capitalized interest, increased $2.5 million, or 9.9%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 resulting from an increase in our average outstanding debt balances partially offset by a decrease in our weighted average GAAP effective interest rate, which includes the impact of debt discounts and premiums, from approximately 5.3% during the three months ended March 31, 2012 to approximately 4.8% during the three months ended March 31, 2013.
Capitalized interest increased $3.9 million, or 101.8%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily attributable to an increase in our development and redevelopment activity, which resulted in higher average asset balances qualifying for interest capitalization.

Liquidity and Capital Resources of the Company
In this "Liquidity and Capital Resources of the Company" section, the term the "Company" refers only to Kilroy Realty Corporation on an unconsolidated basis and excludes the Operating Partnership and all other subsidiaries.
The Company's business is operated primarily through the Operating Partnership. Distributions from the Operating Partnership are the Company's source of capital. The Company believes the Operating Partnership's sources of working capital, specifically its cash flow from operations and borrowings available under its revolving credit facility, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its preferred and common stockholders for the next twelve months. Cash flows from operating activities generated by the Operating Partnership for the three months ended March 31, 2013 were sufficient to cover the Company's payment of cash dividends to its stockholders. However, there can be no assurance that the Operating Partnership's sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distributions to the Company. The unavailability of capital could adversely affect the Operating Partnership's ability to make distributions to the Company, which would in turn, adversely affect the Company's ability to pay cash dividends to its stockholders.
The Company is a well-known seasoned issuer and the Company and the Operating Partnership have an effective shelf registration statement that provides for the pubic offering and sale from time to time by the Company of its preferred stock, common stock, debt securities and guarantees of debt securities and by the Operating Partnership of its debt securities, in each case in unlimited amounts. The Company evaluates the capital markets on an ongoing basis for opportunities to raise capital, and, as circumstances warrant, the Company and the Operating Partnership may issue securities of all of these types in one or more offerings at any time and from time to time on an opportunistic basis, depending upon, among other things, market conditions, available pricing and capital needs. When the Company receives proceeds from the sales of its preferred or common stock, it is required by the Operating Partnership's partnership agreement to contribute the net proceeds from those sales to the Operating Partnership in exchange for corresponding preferred or common partnership units of the Operating Partnership. The Operating Partnership may use these proceeds and proceeds from the sale of its debt securities to repay debt, including borrowings under its revolving credit facility, to develop new or existing properties, to make acquisitions of properties or portfolios of properties, or for general corporate purposes.
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
On February 28, 2013, the Board of Directors declared a regular quarterly cash dividend of $0.35 per common share payable on April 17, 2013 to stockholders of record on March 28, 2013 and caused a $0.35 per Operating Partnership unit cash distribution to be paid in respect of the Operating Partnership's common limited partnership interests, including those owned by the Company. The total quarterly dividends and distributions paid on April 17, 2013 was $27.0 million.

On February 28, 2013, the Board of Directors declared a dividend of $0.42969 per share on the Series G Preferred Stock and $0.39844 per share on the Series H Preferred Stock for the period commencing on and including February 15, 2013 and ending on and including May 14, 2013. The dividend will be payable on May 15, 2013 to Series G Preferred and Series H Preferred stockholders of record on April 30, 2013. The quarterly dividends payable on May 15, 2013 to Series G and Series H Preferred stockholders total $3.3 million.
Capitalization
As of March 31, 2013, our total debt as a percentage of total market capitalization was 33.7% and our total debt and liquidation value of our preferred equity as a percentage of total market capitalization was 36.9%, which was calculated based on the closing price per share of the Company's common stock of $52.40 on March 31, 2013 as shown in the following table:

	Shares/Units at March 31, 2013	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
	($ in thousands)
Debt:
Unsecured Revolving Credit Facility		$—	—%
Unsecured Term Loan Facility		150,000	2.3
4.25% Unsecured Exchangeable Notes due 2014(1)		172,500	2.7
Unsecured Senior Notes due 2014		83,000	1.3
Unsecured Senior Notes due 2015(1)		325,000	5.1
Unsecured Senior Notes due 2018(1)		325,000	5.1
Unsecured Senior Notes due 2020(1)		250,000	3.9
Unsecured Senior Notes due 2023(1)		300,000	4.7
Secured debt(1)		552,886	8.6
Total debt		2,158,386	33.7
Equity and Noncontrolling Interests:
6.875% Series G Cumulative Redeemable Preferred stock(2)	4,000,000	100,000	1.6
6.375% Series H Cumulative Redeemable Preferred stock(2)	4,000,000	100,000	1.6
Common limited partnership units outstanding(3)(4)	1,826,503	95,709	1.5
Common shares outstanding(4)	75,349,705	3,948,325	61.6
Total equity and noncontrolling interests		4,244,034	66.3
Total Market Capitalization		$6,402,420	100.0%
________________________

(1)	Represents gross aggregate principal amount due at maturity before the effect of the unamortized discounts and premiums as of March 31, 2013.

(2)	Value based on $25.00 per share liquidation preference.

(3)	Represents common units not owned by the Company.

(4)	Value based on closing price per share of our common stock of $52.40 as of March 31, 2013.

Liquidity and Capital Resources of the Operating Partnership
In this "Liquidity and Capital Resources of the Operating Partnership" section, the terms "we," "our," and "us" refer to the Operating Partnership or the Operating Partnership and the Company together, as the context requires.
General
Our primary liquidity sources and uses are as follows:
Liquidity Sources

•	Net cash flow from operations;

•	Borrowings under the Operating Partnership's revolving credit facility;

•	Proceeds from additional secured or unsecured debt financings;

•	Proceeds from public or private issuance of debt or equity securities; and

•	Proceeds from the disposition of nonstrategic assets through our capital recycling program.
Liquidity Uses

•	Property or undeveloped land acquisitions;

•	Property operating and corporate expenses;

•	Capital expenditures, tenant improvement and leasing costs;

•	Debt service and principal payments, including debt maturities;

•	Distributions to common and preferred security holders;

•	Development and redevelopment costs; and

•	Outstanding debt repurchases.
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
Summary of First Quarter Funding Transactions
We continue to be active in the capital markets, loan originations and assumptions to finance our acquisition and development activity and our continued desire to improve our debt maturities and lower our overall weighted average cost of capital. This was primarily as a result of the following transactions:
Capital Markets

•
During the first quarter of 2013, we issued and sold 453,679 of our common stock shares under our at−the−market stock offering program at a weighted average price of $52.65 per share before selling commissions. The net offering proceeds, after deducting sales agent compensation, of approximately $23.4 million were contributed to the Operating Partnership (see "— Liquidity Sources" below for additional information).

•
In January 2013, the Operating Partnership issued unsecured senior notes in a public offering with an aggregate principal balance of $300.0 million that are scheduled to mature on January 15, 2023. The unsecured senior notes require semi-annual interest payments each January and July based on a stated annual interest rate of 3.800%.

Debt Activity

•
During the three months ended March 31, 2013, the Operating Partnership assumed a secured mortgage loan with a principal balance of $83.9 million that was recorded at fair value resulting in a premium of $11.6 million in connection with an acquisition. We also repaid a secured mortgage loan with an outstanding principal balance of $83.1 million that was scheduled to mature in April 2013 (see Notes 2 and 5 to our consolidated financial statements included in this report for additional information).

After the effect of these aforementioned transactions, as of March 31, 2013, we had approximately $135.7 million of cash on hand and no outstanding borrowings on our revolving credit facility.

Liquidity Sources
Credit Facility
The following table summarizes the balance and terms of our revolving credit facility as of March 31, 2013 and December 31, 2012, respectively:

	March 31, 2013	December 31, 2012
	(in thousands)
Outstanding borrowings(1)	$—	$185,000
Remaining borrowing capacity	500,000	315,000
Total borrowing capacity(2)	$500,000	$500,000
Interest rate(3)	—%	1.66%
Facility fee - annual rate(4)	0.300%
Maturity date(5)	April 2017
________________________

(1)	As of March 31, 2013, there were no outstanding borrowings on the revolving credit facility
(2) We may elect to borrow, subject to bank approval, up to an additional $200.0 million under an accordion feature under the terms of the revolving credit facility.

(3)
The revolving credit facility interest rate was calculated based on an annual rate of LIBOR plus 1.450% as of both March 31, 2013 and December 31, 2012. No interest rate is shown as of March 31, 2013 because no borrowings were outstanding.

(4)
The facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we also incurred debt origination and legal costs of approximately $10.2 million that are currently being amortized through the maturity date of the revolving credit facility.

(5)	Under the terms of the revolving credit facility, we may exercise an option to extend the maturity date by one year.
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
At-The-Market Stock Offering Program
Under our at-the-market stock offering program, which commenced in July 2011, we may offer and sell shares of our common stock having an aggregate gross sales price of up to $200.0 million from time to time in "at the market" offerings. During the three months ended March 31, 2013, we sold 453,679 shares of common stock under the program, at a weighted average price of $52.65 per share before selling commissions, in exchange for aggregate gross proceeds of approximately $23.9 million and net proceeds of approximately $23.4 million after sales agent compensation. The proceeds from the sales were used to fund development and redevelopment expenditures and general corporate purposes. Since commencement of the program, we have sold 1,596,102 shares of common stock and, as of March 31, 2013, approximately $126.1 million remains available to be sold under this program. Actual sales will depend upon a variety of factors including but not limited to market conditions, the trading price of the Company's common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.
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
Exchangeable Notes, Unsecured Debt, and Secured Debt
The aggregate principal amount of our 4.25% Exchangeable Notes, unsecured debt, and secured debt of the Operating Partnership outstanding as of March 31, 2013 was as follows:

Aggregate Principal Amount Outstanding
(in thousands)
Unsecured Term Loan Facility due 2016	$150,000
4.25% Exchangeable Notes due 2014 (1)	172,500
Unsecured Senior Notes due 2014	83,000
Unsecured Senior Notes due 2015 (1)	325,000
Unsecured Senior Notes due 2018 (1)	325,000
Unsecured Senior Notes due 2020 (1)	250,000
Unsecured Senior Notes due 2023 (1)	300,000
Secured Debt (1)	552,886
Total Exchangeable Notes, Unsecured Debt, and Secured Debt	$2,158,386
________________________

(1)	Represents gross aggregate principal amount before the effect of the unamortized discounts and premiums as of March 31, 2013.
Debt Composition
The composition of the Operating Partnership's aggregate debt balances between secured and unsecured and fixed-rate and variable-rate debt as of March 31, 2013 and December 31, 2012 was as follows:

	Percentage of Total Debt		Weighted Average Interest Rate
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Secured vs. unsecured:
Unsecured(1)	74.4%	72.9%	4.7%	4.5%
Secured	25.6	27.1	5.2	5.2
Variable-rate vs. fixed-rate:
Variable-rate	7.0	16.4	2.0	1.8
Fixed-rate(1)	93.0	83.6	5.0	5.3
Stated rate(1)			4.8	4.7
GAAP effective rate(2)			4.8	4.7
GAAP effective rate including debt issuance costs			5.1%	5.1%
________________________

(1)	Excludes the impact of the amortization of any debt discounts/premiums.

(2)	Includes the impact of the amortization of any debt discounts/premiums, excluding debt issuance costs.

Liquidity Uses
Contractual Obligations
The following table provides information with respect to our contractual obligations as of March 31, 2013. The table: (i) indicates the maturities and scheduled principal repayments of our secured debt, 4.25% Exchangeable Notes, unsecured debt, and revolving credit facility; (ii) indicates the scheduled interest payments of our fixed-rate and variable-rate debt as of March 31, 2013; (iii) provides information about the minimum commitments due in connection with our ground lease obligations and other lease and contractual commitments; and (iv) provides estimated redevelopment and development commitments as of March 31, 2013. Note that the table does not reflect our available debt maturity extension options and reflects gross aggregate principal amounts before the effect of unamortized discounts/premiums.

	Payment Due by Period
	Less than 1 Year (Remainder of 2013)	1–3 Years (2014-2015)	4–5 Years (2016-2017)	More than 5 Years (After 2017)	Total
	(in thousands)
Principal payments—secured debt (1)	$7,016	$79,950	$171,179	$294,741	$552,886
Principal payments—4.25% Exchangeable Notes (2)	—	172,500	—	—	172,500
Principal payments—unsecured debt (3)	—	408,000	150,000	875,000	1,433,000
Interest payments—fixed-rate debt (4)	75,415	182,655	121,802	151,875	531,747
Interest payments—variable-rate debt (5)	2,215	5,880	709	—	8,804
Ground lease obligations (6)	3,207	6,190	6,190	160,007	175,594
Lease and contractual commitments (7)	70,792	3,791	—	—	74,583
Redevelopment and development commitments (8)	180,000	275,000	—	—	455,000
Total	$338,645	$1,133,966	$449,880	$1,481,623	$3,404,114
________________________

(1)	Represents gross aggregate principal amount before the effect of the unamortized premium of approximately $17.8 million as of March 31, 2013.

(2)	Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $7.5 million as of March 31, 2013.

(3)	Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $2.1 million as of March 31, 2013.

(4)
As of March 31, 2013, 93.0% of our debt was contractually fixed. The information in the table above reflects our projected interest rate obligations for these fixed−rate payments based on the contractual interest rates, interest payment dates, and scheduled maturity dates.

(5)
As of March 31, 2013, 7.0% of our debt bore interest at variable rates which was incurred under the term loan facility. The variable interest rate payments are based on LIBOR plus a spread of 1.750% as of March 31, 2013. The information in the table above reflects our projected interest rate obligations for these variable−rate payments based on outstanding principal balances as of March 31, 2013, the scheduled interest payment dates, and the contractual maturity dates.

(6)	Reflects minimum lease payments through the contractual lease expiration date before the impact of extension options.

(7)	Amounts represent commitments under signed leases and contracts for operating properties, excluding tenant-funded tenant improvements. The timing of these expenditures may fluctuate.

(8)
Amounts represent commitments under signed leases for pre-leased development projects and contractual commitments for lease-up projects and projects under construction as of March 31, 2013. The timing of these expenditures may fluctuate based on the ultimate progress of construction. This table also reflects the November 2012 exercise of the purchase option to acquire the land under a ground lease at one of our redevelopment properties before the end of 2013 for a purchase price of $27.5 million to be paid upon closing.

Other Potential Liquidity Uses
In 2012, we acquired 14 buildings for approximately $454.8 million in cash, and through March 31, 2013, we have acquired two buildings for approximately $85.7 million in cash. All of these transactions were funded through various capital raising activities and, in selected instances, the assumption of existing indebtedness. In addition, in 2012, we acquired six development property project opportunities for approximately $333.9 million in cash and other assumed liabilities. We continually evaluate acquisition and development opportunities as they arise.
In addition to ongoing and potential acquisitions of office properties, we have increased our focus on the acquisition of undeveloped land and development and redevelopment opportunities. As of March 31, 2013, we had four development projects under construction. These projects have a total estimated investment of approximately $809.5 million, of which we have incurred approximately $343.7 million as of March 31, 2013. In addition, we currently have additional development and redevelopment projects that are scheduled to commence construction in the remainder of 2013. If these projects commence as currently projected, we will invest between $80 million and $100 million in addition to the above commitments. This estimate is based on market conditions and our anticipation of project approvals. Actual costs could vary depending on changes in circumstances. Ultimate timing of these expenditures may fluctuate given the ultimate progress and leasing status of the projects.
As of the filing date of this report, we are in negotiations on another potential joint venture acquisition opportunity. We expect that any material acquisitions or development activities will be funded with borrowings under the revolving credit facility, the public or private issuance of debt or equity securities, the disposition of assets under our capital recycling program or through the assumption of existing debt.
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

•	Decreases in our cash flows from operations, which could create further dependence on the revolving credit facility;

•	An increase in the proportion of variable-rate debt, which could increase our sensitivity to interest rate fluctuations in the future; and

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
Debt Covenants
The revolving credit facility, term loan facility, unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key existing financial covenants and their covenant levels include:

Revolving Credit Facility and Term Loan Facility (as defined in the applicable Credit Agreements):	Covenant Level	Actual Performance at March 31, 2013
Total debt to total asset value	less than 60%	38%
Fixed charge coverage ratio	greater than 1.5x	2.4x
Unsecured debt ratio	greater than 1.67x	2.34x
Unencumbered asset pool debt service coverage	greater than 2.0x	3.4x

Unsecured Senior Notes due 2015, 2018, 2020 and 2023 (as defined in the applicable Indentures):
Total debt to total asset value	less than 60%	42%
Interest coverage	greater than 1.5x	3.7x
Secured debt to total asset value	less than 40%	11%
Unencumbered asset pool value to unsecured debt	greater than 150%	252%
The Operating Partnership was in compliance with all its debt covenants as of March 31, 2013. Our current expectation is that the Operating Partnership will continue to meet the requirements of its debt covenants in both the short and long term. However, in the event of a renewed economic slow down or continued volatility in the credit markets, there is no certainty that the Operating Partnership will be able to continue to satisfy all the covenant requirements.

Consolidated Historical Cash Flow Summary
Our historical cash flow activity for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 is as follows:

	Three Months Ended March 31,
	2013	2012	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$56,499	$48,742	$7,757	15.9%
Net cash provided by (used in) investing activities	43,447	(97,084)	140,531	(144.8)%
Net cash provided by financing activities	19,030	417,933	(398,903)	(95.4)%
Operating Activities
Our cash flows from operations depends on numerous factors including the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, the level of operating expenses, the impact of property acquisitions and related financing activities, and other general and administrative costs. Our net cash provided by operating activities increased by $7.8 million, or 15.9%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily as a result of an increase in cash Net Operating Income generated from our Acquisition Portfolio. See additional information under the caption "−Results of Operations."
Investing Activities
Our cash flows from investing activities is generally comprised of uses to fund property acquisitions, recurring and nonrecurring capital expenditures for our operating properties, and development and redevelopment projects, net of proceeds received from property dispositions. Our net cash provided by investing activities fluctuated by $140.5 million, or 144.8%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The net change was primarily attributable to a $228.5 million reduction in restricted cash due to the release of the remaining proceeds from the sale of our industrial portfolio and a decrease of approximately $76.7 million of acquisition activity as compared to the prior year. In the first quarter of 2012, we received net proceeds of $100.8 million from the disposition of two operating properties. This was offset by an increase of $59.9 million attributable to the increased activity in our redevelopment and development pipeline.
Financing Activities
Our net cash provided by financing activities is principally impacted by our capital raising activities, net of dividends and distributions paid to common and preferred security holders. Net cash provided by financing activities decreased by $398.9 million, or 95.4%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to the timing of significant equity raising activities totaling approximately $478.8 million in the prior year period offset by lower proceeds from debt activities.

Off-Balance Sheet Arrangements
As of March 31, 2013 and as of the date this report was filed, we did not have any off-balance sheet transactions, arrangements, or obligations, including contingent obligations.

Non-GAAP Supplemental Financial Measure: Funds From Operations
We calculate FFO in accordance with the White Paper on FFO approved by the Board of Governors of NAREIT. The White Paper defines FFO as net income or loss calculated in accordance with GAAP, excluding extraordinary items, as defined by GAAP, gains and losses from sales of depreciable real estate and impairment write−downs associated with depreciable real estate, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures. Our calculation of FFO includes the amortization of deferred revenue related to tenant-funded tenant improvements and excludes the depreciation of the related tenant improvement assets.
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
Implicit in historical cost accounting for real estate assets in accordance with GAAP is the assumption that the value of real estate assets diminishes predictably over time. Because real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered presentations of operating results for real estate companies using historical cost accounting alone to be insufficient. Because FFO excludes depreciation and amortization of real estate assets, we believe that FFO along with the required GAAP presentations provides a more complete measurement of our performance relative to our competitors and a more appropriate basis on which to make decisions involving operating, financing, and investing activities than the required GAAP presentations alone would provide.
However, FFO should not be viewed as an alternative measure of our operating performance because it does not reflect either depreciation and amortization costs or the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, which are significant economic costs and could materially impact our results from operations.
The following table presents our FFO for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net (loss) income available to common stockholders	$(903)	$67,540
Adjustments:
Net (loss) income attributable to noncontrolling common units of the Operating Partnership	(22)	1,795
Depreciation and amortization of real estate assets	50,011	36,464
Net gain on dispositions of discontinued operations	—	(72,809)
Funds From Operations(1)(2)	$49,086	$32,990
________________________

(1)	Reported amounts are attributable to common stockholders and common unitholders.

(2)	FFO includes amortization of deferred revenue related to tenant-funded tenant improvements of $2.4 million and $2.3 million for the three months ended March 31, 2013 and 2012 respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary market risk we face is interest rate risk. We mitigate this risk by following established risk management policies and procedures. These policies include maintaining prudent amounts of debt, including a greater amount of fixed−rate debt as compared to variable−rate debt in our portfolio, and may include the periodic use of derivative instruments. As of March 31, 2013 and December 31, 2012, we did not have any interest−rate sensitive derivative assets or liabilities.
Information about our changes in interest rate risk exposures from December 31, 2012 to March 31, 2013 is incorporated herein by reference from "Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Operating Partnership.”
Market Risk
As of March 31, 2013, approximately 7.0% of our total outstanding debt of $2.2 billion was subject to variable interest rates. The remaining 93.0% bore interest at fixed rates. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes.
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
We generally determine the fair value of our secured debt, revolving credit facility, and unsecured term loan facility by performing discounted cash flow analyses using an appropriate market discount rate. We calculate the market rate by obtaining period−end treasury rates for maturities that correspond to the maturities of our fixed−rate debt and then adding an appropriate credit spread based on information obtained from third−party financial institutions. We calculate the market rate of our revolving credit facility and unsecured term loan facility by obtaining the period−end LIBOR rate and then adding an appropriate credit spread based on information obtained from third−party financial institutions. These credit spreads take into account factors, including but not limited to, our credit profile, the tenure of the debt, amortization period, whether the debt is secured or unsecured, and the loan−to−value ratio of the debt to the collateral. These calculations are significantly affected by the assumptions used, including the discount rate, credit spreads, and estimates of future cash flow. We determine the fair value of the liability component of our 4.25% Exchangeable Notes by performing discounted cash flow analyses using an appropriate market interest rate based upon spreads for our publicly traded debt. We determine the fair value of each of our publicly traded unsecured senior notes based on their quoted trading price at the end of the reporting period. See Note 11 to our consolidated financial statements included in this report for additional information on the fair value of our financial assets and liabilities as of March 31, 2013 and December 31, 2012.
As of March 31, 2013, the total outstanding balance of our variable−rate debt was comprised of borrowings on our unsecured term loan facility of $150.0 million, which was indexed to LIBOR plus a spread of 1.750%. As of December 31, 2012, the total outstanding balance of our variable−rate debt was comprised of borrowings on our revolving credit facility of $185.0 million and borrowings on our unsecured term loan facility of $150.0 million, which were indexed to LIBOR plus a spread of 1.450% (weighted average interest rate of 1.66%) and 1.750% (weighted average interest rate of 1.97%), respectively. Assuming no changes in the outstanding balance of our existing variable−rate debt as of March 31, 2013, a 100 basis point increase in the LIBOR rate would increase our projected annual interest expense, before the effect of capitalization, by approximately $1.5 million. Comparatively, if interest rates were 100 basis points higher as of December 31, 2012, our projected annual interest expense, before the effect of capitalization, would have been $3.4 million higher.
The total carrying value of our fixed−rate debt, including our 4.25% Exchangeable Notes, was approximately $2.0 billion and $1.7 billion as of March 31, 2013 and December 31, 2012, respectively. The total estimated fair value of our fixed−rate debt was approximately $2.2 billion and $1.9 billion as of March 31, 2013 and December 31, 2012, respectively. For sensitivity purposes, a 100 basis point increase in the discount rate equates to a decrease in the total fair value of our fixed−rate debt of approximately $97.7 million, or 4.5%, as of March 31, 2013. Comparatively, a 100 basis point increase in the discount rate equates to a decrease in the total fair value of our fixed−rate debt of approximately $71.8 million, or 3.8%, as of December 31, 2012.

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
As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2013, the end of the period covered by this report. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded, as of that time, that disclosure controls and procedures were effective at the reasonable assurance level.
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
As required by SEC Rule 13a-15(b), the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2013, the end of the period covered by this report. Based on the foregoing, the Operating Partnership's Chief Executive Officer and Chief Financial Officer concluded, as of that time, that disclosure controls and procedures were effective at the reasonable assurance level.
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
We and our properties are subject to routine litigation incidental to our business. These matters are generally covered by insurance. As of March 31, 2013, we are not a defendant in, and our properties are not subject to, any legal proceedings that we believe, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations, or cash flows.

ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors included in the Company's and the Operating Partnership's annual report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1 - January 31, 2013 (1)	33,534	48.08	—	—
February 1 - February 28, 2013	—	$—	—	—
March 1 - March 31, 2013	—	—	—	—
Total	33,534	$48.08	—	—
________________________
(1)    In January 2013, a total of 26,651 shares were tendered to satisfy minimum statutory tax withholding obligations related to the vesting of restricted shares and a total of 6,883 shares were tendered to satisfy minimum statutory tax withholding obligations related to the vesting of restricted stock units.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.	MINE SAFETY DISCLOSURES - None

ITEM 5.	OTHER INFORMATION - None

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.(i)1	Kilroy Realty Corporation Articles of Restatement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2012)

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
Officers' Certificate pursuant to Sections 101, 201, 301 and 303 of the Indenture dated March 1, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “3.800% Notes due 2023,” including the form of 3.800% Notes due 2023 and the form of related guarantee (previously filed by Kilroy Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as     filed with the Securities and Exchange Commission on January 14, 2013)

10.1†
Amended and Restated Employment Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Jeffrey C. Hawken (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on April 5, 2013)

10.2*†	Noncompetition Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Jeffrey C. Hawken

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty Corporation

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty Corporation

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty, L.P.

31.4*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty, L.P.

32.1*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty Corporation

32.2*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty Corporation

32.3*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty, L.P.

32.4*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty, L.P.

101.1
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to the Consolidated Financial Statements (unaudited).(1)

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 1, 2013.

KILROY REALTY CORPORATION

By:	/s/ John B. Kilroy, Jr.
John B. Kilroy, Jr. President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Tyler H. Rose
Tyler H. Rose Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Heidi R. Roth
Heidi R. Roth Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 1, 2013.

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