Form 10-Q
period 2013-06-30
KILROY REALTY CORP; Kilroy Realty, L.P.
filed 2013-07-31
CIK 1025996, 1493976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Kilroy Realty Corporation Yes  ☐     No   ☑
Kilroy Realty, L.P. Yes  ☐     No   ☑
As of July 30, 2013, 75,830,539 shares of Kilroy Realty Corporation common stock, par value $.01 per share, were outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2013 of Kilroy Realty Corporation and Kilroy Realty, L.P. Unless stated otherwise or the context otherwise requires, references to "Kilroy Realty Corporation" or the "Company," "we," "our," and "us" mean Kilroy Realty Corporation, a Maryland corporation, and its controlled and consolidated subsidiaries, and references to "Kilroy Realty, L.P." or the "Operating Partnership" mean Kilroy Realty, L.P., a Delaware limited partnership, and its controlled and consolidated subsidiaries.
The Company is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of June 30, 2013, the Company owned an approximate 97.7% common general partnership interest in the Operating Partnership. The remaining approximate 2.3% common limited partnership interests are owned by non-affiliated investors and certain directors and executive officers of the Company. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership's day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions, and refinancings and cause changes in its line of business, capital structure, and distribution policies.
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
Noncontrolling interests in the Operating Partnership, stockholders' equity and partners' capital are the main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership. The common limited partnership interests in the Operating Partnership are accounted for as partners' capital in the Operating Partnership's financial statements and, to the extent not held by the Company, as noncontrolling interests in the Company's financial statements. The Operating Partnership's financial statements reflect the noncontrolling interest in Kilroy Realty Finance Partnership, L.P. This noncontrolling interest represents the Company's 1% indirect general partnership interest in Kilroy Realty Finance Partnership, L.P., which is directly held by Kilroy Realty Finance, Inc., a wholly-owned subsidiary of the Company. The differences between stockholders' equity, partners' capital and noncontrolling interests result from the differences in the equity issued by the Company and the Operating Partnership, and in the Company's noncontrolling interest in Kilroy Realty Finance Partnership, L.P.
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
To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	consolidated financial statements;

•	the following notes to the consolidated financial statements:

◦	Note 5, Secured and Unsecured Debt of the Operating Partnership;

◦	Note 6, Noncontrolling Interests on the Company's Consolidated Financial Statements;

◦	Note 7, Stockholders' Equity of the Company;

i

◦	Note 8, Partners' Capital of the Operating Partnership;

◦	Note 12, Net Income (Loss) Available to Common Stockholders Per Share of the Company; and

◦	Note 13, Net Income (Loss) Available to Common Unitholders Per Unit of the Operating Partnership;

•	"Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of the Company"; and

•	"Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of the Operating Partnership."
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
QUARTERLY REPORT FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS OF KILROY REALTY CORPORATION
KILROY REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
REAL ESTATE ASSETS:
Land and improvements (Note 2)	$635,874	$612,714
Buildings and improvements (Note 2)	3,652,102	3,335,026
Undeveloped land and construction in progress (Note 2)	808,934	809,654
Total real estate held for investment	5,096,910	4,757,394
Accumulated depreciation and amortization	(815,961)	(756,515)
Total real estate assets held for investment, net ($12,007 and $319,770 of VIE, respectively, Note 1)	4,280,949	4,000,879
CASH AND CASH EQUIVALENTS	107,823	16,700
RESTRICTED CASH (Note 1)	19,241	247,544
MARKETABLE SECURITIES (Note 11)	8,286	7,435
CURRENT RECEIVABLES, NET (Note 4)	10,515	9,220
DEFERRED RENT RECEIVABLES, NET (Note 4)	124,815	115,418
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Notes 2 and 3)	188,702	189,968
DEFERRED FINANCING COSTS, NET	19,115	18,971
PREPAID EXPENSES AND OTHER ASSETS, NET	16,076	9,949
TOTAL ASSETS	$4,775,522	$4,616,084
LIABILITIES AND EQUITY
LIABILITIES:
Secured debt (Notes 2, 5 and 11)	$569,042	$561,096
Exchangeable senior notes, net (Notes 5 and 11)	166,119	163,944
Unsecured debt, net (Notes 5 and 11)	1,430,964	1,130,895
Unsecured line of credit (Notes 5 and 11)	—	185,000
Accounts payable, accrued expenses and other liabilities	184,821	154,734
Accrued distributions (Note 14)	29,236	28,924
Deferred revenue and acquisition-related intangible liabilities, net (Notes 2 and 3)	117,301	117,904
Rents received in advance and tenant security deposits	39,660	37,654
Total liabilities	2,537,143	2,380,151
COMMITMENTS AND CONTINGENCIES (Note 10)
EQUITY:
Stockholders' Equity (Note 7):
Preferred stock, $.01 par value, 30,000,000 shares authorized:
6.875% Series G Cumulative Redeemable Preferred stock, $.01 par value, 4,600,000 shares authorized, 4,000,000 shares issued and outstanding ($100,000 liquidation preference)	96,155	96,155
6.375% Series H Cumulative Redeemable Preferred stock, $.01 par value, 4,000,000 shares authorized, issued and outstanding ($100,000 liquidation preference)	96,256	96,256
Common stock, $.01 par value, 150,000,000 shares authorized, 75,710,907 and 74,926,981 shares issued and outstanding, respectively	757	749
Additional paid-in capital	2,170,667	2,126,005
Distributions in excess of earnings	(177,484)	(129,535)
Total stockholders' equity	2,186,351	2,189,630
Noncontrolling interests:
Common units of the Operating Partnership (Note 6)	47,143	46,303
Noncontrolling interest in consolidated subsidiary (Note 2)	4,885	—
Total noncontrolling interests	52,028	46,303
Total equity	2,238,379	2,235,933
TOTAL LIABILITIES AND EQUITY	$4,775,522	$4,616,084
See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUES:
Rental income	$108,342	$88,474	$215,722	$172,823
Tenant reimbursements	10,399	8,102	20,286	15,282
Other property income (Note 10)	5,737	535	5,967	1,403
Total revenues	124,478	97,111	241,975	189,508
EXPENSES:
Property expenses	24,732	19,906	48,505	36,038
Real estate taxes	10,439	8,160	20,776	15,825
Provision for bad debts	—	—	95	2
Ground leases	889	615	1,736	1,422
General and administrative expenses	9,855	9,251	19,524	18,018
Acquisition-related expenses	164	1,813	819	3,341
Depreciation and amortization	49,304	38,065	99,695	72,717
Total expenses	95,383	77,810	191,150	147,363
OTHER (EXPENSES) INCOME:
Interest income and other net investment gains (losses) (Note 11)	19	(110)	411	374
Interest expense (Note 5)	(19,434)	(19,155)	(39,168)	(40,318)
Total other (expenses) income	(19,415)	(19,265)	(38,757)	(39,944)
INCOME FROM CONTINUING OPERATIONS	9,680	36	12,068	2,201
DISCONTINUED OPERATIONS
Income from discontinued operations	—	2,241	—	5,938
Net gain on dispositions of discontinued operations (Note 2)	423	—	423	72,809
Total income from discontinued operations	423	2,241	423	78,747
NET INCOME	10,103	2,277	12,491	80,948
Net (income) loss attributable to noncontrolling common units of the Operating Partnership	(157)	20	(135)	(1,775)
NET INCOME ATTRIBUTABLE TO KILROY REALTY CORPORATION	9,946	2,297	12,356	79,173
PREFERRED DISTRIBUTIONS AND DIVIDENDS:
Distributions to noncontrolling cumulative redeemable preferred units of the Operating Partnership	—	(1,397)	—	(2,794)
Preferred dividends	(3,313)	(1,700)	(6,626)	(4,721)
Original issuance costs of redeemed preferred stock	—	—	—	(4,918)
Total preferred distributions and dividends	(3,313)	(3,097)	(6,626)	(12,433)
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$6,633	$(800)	$5,730	$66,740
Income (loss) from continuing operations available to common stockholders per common share - basic (Note 12)	$0.08	$(0.05)	$0.06	$(0.16)
Income (loss) from continuing operations available to common stockholders per common share - diluted (Note 12)	$0.08	$(0.05)	$0.06	$(0.16)
Net income (loss) available to common stockholders per share - basic (Note 12)	$0.08	$(0.02)	$0.06	$1.00
Net income (loss) available to common stockholders per share - diluted (Note 12)	$0.08	$(0.02)	$0.06	$1.00
Weighted average common shares outstanding - basic (Note 12)	75,486,380	68,344,734	75,233,350	65,996,719
Weighted average common shares outstanding - diluted (Note 12)	77,453,689	68,344,734	77,058,944	65,996,719
Dividends declared per common share	$0.35	$0.35	$0.70	$0.70
See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands, except share and per share/unit data)

		Common Stock				Total Stock- holders' Equity	Noncontrol- ling Interests - Common Units of the Operating Partnership	Total Equity
	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AS OF DECEMBER 31, 2011	$121,582	58,819,717	$588	$1,448,997	$(277,450)	$1,293,717	$33,765	$1,327,482
Net income					79,173	79,173	1,775	80,948
Issuance of Series G Preferred stock	96,155					96,155		96,155
Redemption of Series E and Series F Preferred stock	(121,582)				(4,918)	(126,500)		(126,500)
Issuance of common stock		10,063,189	101	408,374		408,475		408,475
Issuance of share-based compensation awards		62,137	—	657		657		657
Noncash amortization of share-based compensation				3,827		3,827		3,827
Repurchase of common stock and restricted stock units		(22,312)		(603)		(603)		(603)
Exercise of stock options		5,000		129		129		129
Adjustment for noncontrolling interest				(4,950)		(4,950)	4,950	—
Preferred dividends and distributions					(7,515)	(7,515)		(7,515)
Dividends declared per common share and common unit ($0.70 per share/unit)					(48,785)	(48,785)	(1,204)	(49,989)
BALANCE AS OF JUNE 30, 2012	$96,155	68,927,731	$689	$1,856,431	$(259,495)	$1,693,780	$39,286	$1,733,066

		Common Stock				Total Stock- holders' Equity	Non-Controlling Interests	Total Equity
	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AS OF DECEMBER 31, 2012	$192,411	74,926,981	$749	$2,126,005	$(129,535)	$2,189,630	$46,303	$2,235,933
Net income					12,356	12,356	135	12,491
Issuance of common stock (Note 7)		814,408	8	42,781		42,789		42,789
Issuance of share-based compensation awards (Note 9)		—		702		702		702
Noncash amortization of share-based compensation (Note 9)				4,711		4,711		4,711
Repurchase of common stock and restricted stock units (Note 9)		(33,534)		(1,668)		(1,668)		(1,668)
Settlement of restricted stock units for shares of common stock (Note 9)		2,579		(10)		(10)		(10)
Exercise of stock options, net		473		128		128		128
Adjustment for noncontrolling interest				(1,982)		(1,982)	1,982	—
Contribution by noncontrolling interest in consolidated subsidiary (Note 2)							4,885	4,885
Preferred dividends and distributions					(6,626)	(6,626)		(6,626)
Dividends declared per common share and common unit ($0.70 per share/unit)					(53,679)	(53,679)	(1,277)	(54,956)
BALANCE AS OF JUNE 30, 2013	$192,411	75,710,907	$757	$2,170,667	$(177,484)	$2,186,351	$52,028	$2,238,379

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,491	$80,948
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of building and improvements and leasing costs	98,798	76,792
Increase in provision for bad debts	95	2
Depreciation of furniture, fixtures and equipment	897	584
Noncash amortization of share-based compensation awards	4,280	3,419
Noncash amortization of deferred financing costs and debt discounts and premiums	2,665	5,310
Noncash amortization of net below market rents (Note 3)	(4,077)	(2,589)
Net gain on dispositions of discontinued operations (Note 2)	(423)	(72,809)
Noncash amortization of deferred revenue related to tenant-funded tenant improvements	(4,959)	(4,465)
Straight-line rents	(12,085)	(10,575)
Net change in other operating assets	(6,128)	(4,318)
Net change in other operating liabilities	15,898	7,285
Insurance proceeds received for property damage	(448)	(951)
Net cash provided by operating activities	107,004	78,633
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for acquisition of operating properties (Note 2)	(85,692)	(272,256)
Expenditures for acquisition of development and redevelopment properties	(2,653)	(79,157)
Expenditures for operating properties	(50,207)	(40,218)
Expenditures for development and redevelopment properties and undeveloped land	(125,230)	(26,084)
Net proceeds received from dispositions of operating properties	14,409	143,161
Insurance proceeds received for property damage	448	951
Increase in acquisition-related deposits	—	(28,250)
Decrease in restricted cash (Note 1)	228,303	261
Net cash used in investing activities	(20,622)	(301,592)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock (Note 7)	42,789	408,475
Net proceeds from issuance of Series G preferred stock	—	96,155
Redemption of Series E and Series F preferred stock	—	(126,500)
Borrowings on unsecured line of credit	—	253,000
Repayments on unsecured line of credit	(185,000)	(333,000)
Proceeds from issuance of secured debt	—	97,000
Principal payments on secured debt	(87,228)	(103,254)
Proceeds from the issuance of unsecured debt (Note 5)	299,901	150,000
Repayments of exchangeable senior notes	—	(148,000)
Financing costs	(3,547)	(3,644)
Repurchase of common stock and restricted stock units (Note 9)	(1,678)	(603)
Proceeds from exercise of stock options	128	129
Dividends and distributions paid to common stockholders and common unitholders	(53,998)	(45,713)
Dividends and distributions paid to preferred stockholders and preferred unitholders	(6,626)	(7,752)
Net cash provided by financing activities	4,741	236,293
Net increase in cash and cash equivalents	91,123	13,334
Cash and cash equivalents, beginning of period	16,700	4,777
Cash and cash equivalents, end of period	$107,823	$18,111

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS-(Continued)
(unaudited, in thousands)

	Six Months Ended June 30,
	2013	2012
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $14,986 and $7,021 as of June 30, 2013 and 2012, respectively	$31,592	$36,935
NONCASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$58,502	$13,062
Tenant improvements funded directly by tenants	$7,073	$9,838
Assumption of secured debt in connection with property acquisitions (Notes 2 and 5)	$95,496	$35,690
Assumption of other assets and liabilities in connection with operating and development property acquisitions, net (Note 2)	$422	$4,940
Contribution of land, net of related liabilities, by noncontrolling interest to consolidated subsidiary (Note 2)	$4,885	$—
NONCASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders	$27,137	$24,726
Accrual of dividends and distributions payable to preferred stockholders and preferred unitholders	$1,692	$1,577
Issuance of share-based compensation awards, net (Note 9)	$9,833	$30,762

See accompanying notes to consolidated financial statements.

ITEM 1: FINANCIAL STATEMENTS OF KILROY REALTY, L.P.

KILROY REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
REAL ESTATE ASSETS:
Land and improvements (Note 2)	$635,874	$612,714
Buildings and improvements (Note 2)	3,652,102	3,335,026
Undeveloped land and construction in progress (Note 2)	808,934	809,654
Total real estate held for investment	5,096,910	4,757,394
Accumulated depreciation and amortization	(815,961)	(756,515)
Total real estate assets held for investment, net ($12,007 and $319,770 of VIE, respectively, Note 1)	4,280,949	4,000,879
CASH AND CASH EQUIVALENTS	107,823	16,700
RESTRICTED CASH (Note 1)	19,241	247,544
MARKETABLE SECURITIES (Note 11)	8,286	7,435
CURRENT RECEIVABLES, NET (Note 4)	10,515	9,220
DEFERRED RENT RECEIVABLES, NET (Note 4)	124,815	115,418
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Notes 2 and 3)	188,702	189,968
DEFERRED FINANCING COSTS, NET	19,115	18,971
PREPAID EXPENSES AND OTHER ASSETS, NET	16,076	9,949
TOTAL ASSETS	$4,775,522	$4,616,084
LIABILITIES AND CAPITAL
LIABILITIES:
Secured debt (Notes 2, 5 and 11)	$569,042	$561,096
Exchangeable senior notes, net (Notes 5 and 11)	166,119	163,944
Unsecured debt, net (Notes 5 and 11)	1,430,964	1,130,895
Unsecured line of credit (Notes 5 and 11)	—	185,000
Accounts payable, accrued expenses and other liabilities	184,821	154,734
Accrued distributions (Note 14)	29,236	28,924
Deferred revenue and acquisition-related intangible liabilities, net (Notes 2 and 3)	117,301	117,904
Rents received in advance and tenant security deposits	39,660	37,654
Total liabilities	2,537,143	2,380,151
COMMITMENTS AND CONTINGENCIES (Note 10)
CAPITAL:
Partners' Capital (Note 8):
6.875% Series G Cumulative Redeemable Preferred units, 4,000,000 units issued and outstanding ($100,000 liquidation preference)	96,155	96,155
6.375% Series H Cumulative Redeemable Preferred units, 4,000,000 units issued and outstanding ($100,000 liquidation preference)	96,256	96,256
Common units, 75,710,907 and 74,926,981 held by the general partner and 1,821,503 and 1,826,503 held by common limited partners issued and outstanding, respectively	2,037,673	2,040,243
Total partners' capital	2,230,084	2,232,654
Noncontrolling interests in consolidated subsidiaries (Note 2)	8,295	3,279
Total capital	2,238,379	2,235,933
TOTAL LIABILITIES AND CAPITAL	$4,775,522	$4,616,084
See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUES:
Rental income	$108,342	88,474	$215,722	$172,823
Tenant reimbursements	10,399	8,102	20,286	15,282
Other property income (Note 10)	5,737	535	5,967	1,403
Total revenues	124,478	97,111	241,975	189,508
EXPENSES:
Property expenses	24,732	19,906	48,505	36,038
Real estate taxes	10,439	8,160	20,776	15,825
Provision for bad debts	—	—	95	2
Ground leases	889	615	1,736	1,422
General and administrative expenses	9,855	9,251	19,524	18,018
Acquisition-related expenses	164	1,813	819	3,341
Depreciation and amortization	49,304	38,065	99,695	72,717
Total expenses	95,383	77,810	191,150	147,363
OTHER (EXPENSES) INCOME:
Interest income and other net investment gains (losses) (Note 11)	19	(110)	411	374
Interest expense (Note 5)	(19,434)	(19,155)	(39,168)	(40,318)
Total other (expenses) income	(19,415)	(19,265)	(38,757)	(39,944)
INCOME FROM CONTINUING OPERATIONS	9,680	36	12,068	2,201
DISCONTINUED OPERATIONS
Income from discontinued operations	—	2,241	—	5,938
Net gain on dispositions of discontinued operations (Note 2)	423	—	423	72,809
Total income from discontinued operations	423	2,241	423	78,747
NET INCOME	10,103	2,277	12,491	80,948
Net income attributable to noncontrolling interests in consolidated subsidiaries	(62)	(43)	(131)	(96)
NET INCOME ATTRIBUTABLE TO KILROY REALTY, L.P.	10,041	2,234	12,360	80,852
Preferred distributions	(3,313)	(3,097)	(6,626)	(7,515)
Original issuance costs of redeemed preferred units	—	—	—	(4,918)
Total preferred distributions	(3,313)	(3,097)	(6,626)	(12,433)
NET INCOME (LOSS) AVAILABLE TO COMMON UNITHOLDERS	$6,728	$(863)	$5,734	$68,419
Income (loss) from continuing operations available to common unitholders per common unit - basic (Note 13)	$0.08	$(0.05)	$0.06	$(0.16)
Income (loss) from continuing operations available to common unitholders per common unit - diluted (Note 13)	$0.08	$(0.05)	$0.06	$(0.16)
Net income (loss) available to common unitholders per unit - basic (Note 13)	$0.08	$(0.02)	$0.06	$1.00
Net income (loss) available to common unitholders per unit - diluted (Note 13)	$0.08	$(0.02)	$0.06	$1.00
Weighted average common units outstanding - basic (Note 13)	77,310,685	70,062,865	77,058,748	67,714,850
Weighted average common units outstanding - diluted (Note 13)	79,277,994	70,062,865	78,884,342	67,714,850
Dividends declared per common unit	$0.35	$0.35	0.70	0.70
See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(unaudited, in thousands, except unit and per unit data)

	Partners' Capital			Total Partners' Capital	Noncontrolling Interests in Consolidated Subsidiaries
	Preferred Units	Number of Common Units	Common Units			Total Capital
BALANCE AS OF DECEMBER 31, 2011	$121,582	60,537,848	$1,203,259	$1,324,841	$2,641	$1,327,482
Net income			80,852	80,852	96	80,948
Issuance of Series G Preferred units	96,155			96,155		96,155
Redemption of Series E and Series F Preferred units	(121,582)		(4,918)	(126,500)		(126,500)
Issuance of common units		10,063,189	408,475	408,475		408,475
Issuance of share-based compensation awards		62,137	657	657		657
Noncash amortization of share-based compensation			3,827	3,827		3,827
Repurchase/redemption of common units and restricted stock units		(22,312)	(603)	(603)		(603)
Exercise of stock options		5,000	129	129		129
Preferred distributions			(7,515)	(7,515)		(7,515)
Distributions declared per common unit ($0.70 per unit)			(49,989)	(49,989)		(49,989)
BALANCE AS OF JUNE 30, 2012	$96,155	70,645,862	$1,634,174	$1,730,329	$2,737	$1,733,066

	Partners' Capital			Total Partners' Capital	Noncontrolling Interests in Consolidated Subsidiaries
	Preferred Units	Number of Common Units	Common Units			Total Capital
BALANCE AS OF DECEMBER 31, 2012	$192,411	76,753,484	$2,040,243	$2,232,654	$3,279	$2,235,933
Net income			12,360	12,360	131	12,491
Issuance of common units (Note 8)		809,408	42,789	42,789		42,789
Issuance of share-based compensation awards (Note 9)		—	702	702		702
Noncash amortization of share-based compensation (Note 9)			4,711	4,711		4,711
Repurchase of common units and restricted stock units (Note 9)		(33,534)	(1,668)	(1,668)		(1,668)
Settlement of restricted stock units (Note 9)		2,579	(10)	(10)		(10)
Exercise of stock options, net		473	128	128		128
Contribution by noncontrolling interest in consolidated subsidiary (Note 2)					4,885	4,885
Preferred distributions			(6,626)	(6,626)		(6,626)
Distributions declared per common unit ($0.70 per unit)			(54,956)	(54,956)		(54,956)
BALANCE AS OF JUNE 30, 2013	$192,411	77,532,410	$2,037,673	$2,230,084	$8,295	$2,238,379

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,491	$80,948
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of building and improvements and leasing costs	98,798	76,792
Increase in provision for bad debts	95	2
Depreciation of furniture, fixtures and equipment	897	584
Noncash amortization of share-based compensation awards	4,280	3,419
Noncash amortization of deferred financing costs and debt discounts and premiums	2,665	5,310
Noncash amortization of net below market rents (Note 3)	(4,077)	(2,589)
Net gain on dispositions of discontinued operations (Note 2)	(423)	(72,809)
Noncash amortization of deferred revenue related to tenant-funded tenant improvements	(4,959)	(4,465)
Straight-line rents	(12,085)	(10,575)
Net change in other operating assets	(6,128)	(4,318)
Net change in other operating liabilities	15,898	7,285
Insurance proceeds received for property damage	(448)	(951)
Net cash provided by operating activities	107,004	78,633
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for acquisition of operating properties (Note 2)	(85,692)	(272,256)
Expenditures for acquisition of development and redevelopment properties	(2,653)	(79,157)
Expenditures for operating properties	(50,207)	(40,218)
Expenditures for development and redevelopment properties and undeveloped land	(125,230)	(26,084)
Net proceeds received from dispositions of operating properties	14,409	143,161
Insurance proceeds received for property damage	448	951
Increase in acquisition-related deposits	—	(28,250)
Decrease in restricted cash (Note 1)	228,303	261
Net cash used in investing activities	(20,622)	(301,592)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common units (Note 8)	42,789	408,475
Net proceeds from issuance of Series G preferred units	—	96,155
Redemption of Series E and Series F preferred units	—	(126,500)
Borrowings on unsecured line of credit	—	253,000
Repayments on unsecured line of credit	(185,000)	(333,000)
Proceeds from issuance of secured debt	—	97,000
Principal payments on secured debt	(87,228)	(103,254)
Proceeds from the issuance of unsecured debt (Note 5)	299,901	150,000
Repayments of exchangeable senior notes	—	(148,000)
Financing costs	(3,547)	(3,644)
Repurchase of common units and restricted stock units (Note 9)	(1,678)	(603)
Proceeds from exercise of stock options	128	129
Distributions paid to common unitholders	(53,998)	(45,713)
Distributions paid to preferred unitholders	(6,626)	(7,752)
Net cash provided by financing activities	4,741	236,293
Net increase in cash and cash equivalents	91,123	13,334
Cash and cash equivalents, beginning of period	16,700	4,777
Cash and cash equivalents, end of period	$107,823	$18,111

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS-(Continued)
(unaudited, in thousands)

	Six Months Ended June 30,
	2013	2012
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $14,986 and $7,021 as of June 30, 2013 and 2012, respectively	$31,592	$36,935
NONCASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$58,502	$13,062
Tenant improvements funded directly by tenants	$7,073	$9,838
Assumption of secured debt in connection with property acquisitions (Notes 2 and 5)	$95,496	$35,690
Assumption of other assets and liabilities in connection with operating and development property acquisitions, net (Note 2)	$422	$4,940
Contribution of land, net of related liabilities, by noncontrolling interest to consolidated subsidiary (Note 2)	$4,885	$—
NONCASH FINANCING TRANSACTIONS:
Accrual of distributions payable to common unitholders	$27,137	$24,726
Accrual of distributions payable to preferred unitholders	$1,692	$1,577
Issuance of share-based compensation awards, net (Note 9)	$9,833	$30,762
See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended June 30, 2013 and 2012
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
We own our interests in all of our real estate assets through Kilroy Realty, L.P. (the "Operating Partnership"), Kilroy Realty Finance Partnership, L.P. (the "Finance Partnership"). We conduct substantially all of our operations through the Operating Partnership. Unless stated otherwise or the context indicates otherwise, the terms "Kilroy Realty Corporation" or the "Company," "we," "our," and "us" refer to Kilroy Realty Corporation and its consolidated subsidiaries and the term "Operating Partnership" refers to Kilroy Realty, L.P. and its consolidated subsidiaries. The descriptions of our business, employees, and properties apply to both the Company and the Operating Partnership.
Our stabilized portfolio of operating properties was comprised of the following office properties at June 30, 2013:

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied
Office Properties	115	13,478,791	545	90.7%
Our stabilized portfolio includes all of our properties with the exception of undeveloped land, development and redevelopment properties currently under construction or committed for construction, "lease-up" properties and properties held-for-sale. We define redevelopment properties as those projects for which we expect to spend significant development and construction costs on existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We define "lease-up" properties as properties we recently developed or redeveloped that have not yet reached 95% occupancy and are within one year following cessation of major construction activities. As of June 30, 2013, the following properties were excluded from our stabilized portfolio:

	Number of Properties	Estimated Rentable Square Feet
Development properties under construction (1)	5	1,516,000
Lease-up properties	2	508,000
________________________
(1) Estimated rentable square feet upon completion.

As of June 30, 2013, all of our properties and development and redevelopment projects are owned and all of our business is currently conducted in the state of California with the exception of eleven office properties located in the state of Washington.
As of June 30, 2013, the Company owned a 97.7% general partnership interest in the Operating Partnership. The remaining 2.3% common limited partnership interest in the Operating Partnership as of June 30, 2013 was owned by non-affiliated investors and certain of our directors and executive officers (see Note 6). Both the general and limited common partnership interests in the Operating Partnership are denominated in common units. The number of common units held by the Company is at all times equivalent to the number of outstanding shares of the Company's common stock, and the rights of all the common units to quarterly distributions and payments in liquidation mirror those of the Company's common stockholders. The common limited partners have certain redemption rights as provided in the Operating Partnership's Seventh Amended and Restated Agreement of Limited Partnership (as amended, the "Partnership Agreement") (see Note 6).
Kilroy Realty Finance, Inc., which is a wholly-owned subsidiary of the Company, is the sole general partner of the Finance Partnership and owns a 1.0% general partnership interest in the Finance Partnership. The Operating Partnership owns the remaining 99.0% limited partnership interest. Kilroy Services, LLC ("KSLLC"), which is a wholly-owned subsidiary of the Operating

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Partnership, is the entity through which we conduct substantially all of our development activities. With the exception of the Operating Partnership and Redwood City Partners, LLC (see Note 2), all of our subsidiaries are wholly-owned.

Basis of Presentation
The consolidated financial statements of the Company include the consolidated financial position and results of operations of the Company, the Operating Partnership, the Finance Partnership, KSLLC, Redwood City Partners, LLC and all of our wholly-owned and controlled subsidiaries. The consolidated financial statements of the Operating Partnership include the consolidated financial position and results of operations of the Operating Partnership, the Finance Partnership, KSLLC, Redwood City Partners, LLC and all wholly-owned and controlled subsidiaries of the Operating Partnership. All intercompany balances and transactions have been eliminated in the consolidated financial statements.
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
Partially Owned Entities and Variable Interest Entities
Our accounting policy is to consolidate entities in which we have a controlling financial interest and significant decision making control over the entities operations.  In determining whether we have a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, size of our investment (including loans), authority to control decisions, and contractual and substantive participating rights of the members.  In addition to evaluating control rights, we also consolidate entities in which the other member has no substantive kick-out rights to remove the Company as the managing member.
We also evaluate whether the entity is a variable interest entity ("VIE") and whether we are the primary beneficiary. VIEs are entities in which the equity investors do not have sufficient equity at risk to finance their endeavors without additional financial support or that the holders of the equity investment at risk do not have a controlling financial interest. We are deemed to be the primary beneficiary of a VIE when we have the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.
If the requirements for consolidation are not met, the Company would account for investments under the equity method of accounting if we have the ability to exercise significant influence over the entity.  Equity method investments would be initially recorded at cost and subsequently adjusted for our share of net income or loss and cash contributions and distributions each period. The Company did not have any equity method investments at June 30, 2013 or December 31, 2012.
As of December 31, 2012 the consolidated financial statements of the Company and the Operating Partnership included two variable interest entities VIEs in which we were deemed to be the primary beneficiary. The VIEs were established during 2012 to facilitate potential like-kind exchanges pursuant to Section 1031 of the Code to defer taxable gains on dispositions for federal and state income tax purposes. During the year ended December 31, 2012, one operating property and one development project were acquired in two separate transactions and transferred to the two special purpose VIEs to facilitate potential Section 1031 Exchanges. The impact of consolidating the VIEs increased the Company's total assets and liabilities by approximately $337.0 million and $111.1 million, respectively, at December 31, 2012. During the three months ended March 31, 2013, the Section 1031 Exchanges were completed and the VIEs were terminated. As a result, $228.3 million of restricted cash set aside at December 31, 2012 to facilitate the Section 1031 Exchanges was released from escrow.
At June 30, 2013, the consolidated financial statements of the Company and the Operating Partnership included one new VIE, Redwood City Partners, LLC, (see Note 2 for further discussion of the formation transaction for this VIE.) The impact of consolidating the VIE increased the Company's total assets, liabilities and noncontrolling interests by approximately $12.0 million, $4.0 million and $4.9 million, respectively, at June 30, 2013.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Acquisitions and Dispositions
Operating Properties
During the six months ended June 30, 2013, we acquired the two operating office properties listed below from an unrelated third party. The acquisition was funded with a portion of the remaining proceeds from the sale of our industrial portfolio that was included in restricted cash at December 31, 2012 and the assumption of existing mortgage debt (see Note 5).

Property	Date of Acquisition	Number of Buildings	Rentable Square Feet	Occupancy as of June 30, 2013	Purchase Price (in millions)(1)
320 Westlake Ave. N. and 321 Terry Ave. N. (2) (3)
Seattle, WA	January 16, 2013	2	320,398	100.0%	$170.0
Total		2	320,398		$170.0
________________________

(1)	Excludes acquisition-related costs and includes assumed tenant improvements.

(2)	We acquired these properties through a new special purpose entity wholly owned by the Finance Partnership.

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
Undeveloped Land / Formation of New Consolidated Subsidiary
On June 27, 2013, the Company entered into an agreement with an unaffiliated third party and formed a new consolidated subsidiary, Redwood City Partners, LLC. In connection with this formation transaction, the Company acquired a 0.35 acre land site, completing the first phase of the land assemblage for its plans to develop an approximate 300,000 square foot office project in Redwood City, California. The related assets, liabilities, and noncontrolling interest acquired in connection with this transaction are included in the consolidated financial statements as of the date of acquisition. The following table summarizes the allocation of the assets acquired and liabilities assumed at the acquisition date:

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands)
Assets
Undeveloped land and construction in progress	$11,222
Total assets	11,222

Liabilities
Secured debt	1,750
Accounts payable, accrued expenses and other liabilities	1,952
Total liabilities	3,702

Noncontrolling interest in consolidated subsidiary	4,885

Net assets and liabilities acquired	$2,635
Disposition
On June 28, 2013, we completed the sale of one office building located at 26541 Agoura Road, Calabasas, CA to an unaffiliated third party for a gross sales price of approximately $14.7 million, before commissions and closing costs, resulting in a gain on sale of approximately $0.4 million.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Deferred Leasing Costs and Acquisition-related Intangible Assets and Liabilities, net
The following table summarizes our deferred leasing costs and acquisition-related intangible assets (acquired value of leasing costs, above-market operating leases, in-place leases and below-market ground lease obligation) and intangible liabilities (acquired value of below-market operating leases and above-market ground lease obligation) as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(in thousands)
Deferred Leasing Costs and Acquisition-related Intangible Assets, net:
Deferred leasing costs	$168,622	$168,087
Accumulated amortization	(58,835)	(61,443)
Deferred leasing costs, net	109,787	106,644
Above-market operating leases	26,601	27,977
Accumulated amortization	(13,340)	(12,180)
Above-market operating leases, net	13,261	15,797
In-place leases	106,100	101,061
Accumulated amortization	(40,927)	(34,019)
In-place leases, net	65,173	67,042
Below-market ground lease obligation	490	690
Accumulated amortization	(9)	(205)
Below-market ground lease obligation, net	481	485
Total deferred leasing costs and acquisition-related intangible assets, net	$188,702	$189,968
Acquisition-related Intangible Liabilities, net(1):
Below-market operating leases	$70,480	$70,486
Accumulated amortization	(22,853)	(17,555)
Below-market operating leases, net	47,627	52,931
Above-market ground lease obligation	6,320	6,320
Accumulated amortization	(172)	(122)
Above-market ground lease obligation, net	6,148	6,198
Total acquisition-related intangible liabilities, net	$53,775	$59,129
________________________

(1)	Included in deferred revenue and acquisition-related intangible liabilities, net in the consolidated balance sheets.
The following table sets forth amortization related to deferred leasing costs and acquisition-related intangibles for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Deferred leasing costs (1)	$6,093	$5,293	$13,937	$9,791
Above-market operating leases (2)	1,358	1,375	2,796	2,746
In-place leases (1)	7,412	4,598	14,870	8,379
Below-market ground lease obligation (3)	2	51	4	101
Below-market operating leases (4)	(3,388)	(3,439)	(6,873)	(5,335)
Above-market ground lease obligation (5)	(25)	(19)	(50)	(35)
Total	$11,452	$7,859	$24,684	$15,647
_________________________

(1)	The amortization of deferred leasing costs and in-place leases is recorded to depreciation and amortization expense in the consolidated statements of operations for the periods presented.

(2)	The amortization of above-market operating leases is recorded as a decrease to rental income in the consolidated statements of operations for the periods presented.

(3)	The amortization of the below-market ground lease obligation is recorded as an increase to ground lease expense in the consolidated statements of operations for the periods presented.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)	The amortization of below−market operating leases is recorded as an increase to rental income in the consolidated statements of operations for the periods presented.

(5)	The amortization of the above-market ground lease obligation is recorded as a decrease to ground lease expense in the consolidated statements of operations for the periods presented.
The following table sets forth the estimated annual amortization expense related to deferred leasing costs and acquisition−related intangibles as of June 30, 2013 for future periods:

Year	Deferred Leasing Costs	Above-Market Operating Leases(1)	In-Place Leases	Below-Market Ground Lease Obligation(2)	Below-Market Operating Leases(3)	Above-Market Ground Lease Obligation(4)
	(in thousands)
Remaining 2013	$12,837	$2,581	$13,462	$4	$(6,458)	$(50)
2014	23,051	4,389	18,012	8	(11,512)	(101)
2015	19,084	2,586	11,729	8	(8,998)	(101)
2016	16,403	1,559	8,613	8	(6,814)	(101)
2017	13,856	1,225	6,818	8	(5,747)	(101)
Thereafter	24,556	921	6,539	445	(8,098)	(5,694)
Total	$109,787	$13,261	$65,173	$481	$(47,627)	$(6,148)
_______________________

(1)	Represents estimated annual amortization related to above-market operating leases. Amounts will be recorded as a decrease to rental income in the consolidated statements of operations.

(2)	Represents estimated annual amortization related to below−market ground lease obligations. Amounts will be recorded as an increase to ground lease expense in the consolidated statements of operations.

(3)	Represents estimated annual amortization related to below-market operating leases. Amounts will be recorded as an increase to rental income in the consolidated statements of operations.

(4)	Represents estimated annual amortization related to above−market ground lease obligations. Amounts will be recorded as a decrease to ground lease expense in the consolidated statements of operations.

4.    Receivables
Current Receivables, net
Current receivables, net is primarily comprised of contractual rents and other lease-related obligations due from tenants. The balance consisted of the following as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(in thousands)
Current receivables	$13,038	$11,801
Allowance for uncollectible tenant receivables	(2,523)	(2,581)
Current receivables, net	$10,515	$9,220
 Deferred Rent Receivables, net
Deferred rent receivables, net consisted of the following as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(in thousands)
Deferred rent receivables	$126,942	$118,025
Allowance for deferred rent receivables	(2,127)	(2,607)
Deferred rent receivables, net	$124,815	$115,418

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Secured and Unsecured Debt of the Operating Partnership
Secured Debt
The following table sets forth the composition of our secured debt as of June 30, 2013 and December 31, 2012:

	Annual Stated	GAAP
Type of Debt	Interest Rate (1)	Effective Rate (1)(2)	Maturity Date	June 30, 2013 (3)	December 31, 2012 (3)
				(in thousands)
Mortgage note payable	4.27%	4.27%	February 2018	$134,255	$135,000
Mortgage note payable (4)	4.48%	4.48%	July 2027	97,000	97,000
Mortgage note payable (4)(5)	6.05%	3.50%	June 2019	94,103	—
Mortgage note payable (6)	6.37%	3.55%	April 2013	—	83,116
Mortgage note payable	6.51%	6.51%	February 2017	68,147	68,615
Mortgage note payable (4)	5.23%	3.50%	January 2016	55,437	56,302
Mortgage note payable (4)	5.57%	3.25%	February 2016	42,336	43,016
Mortgage note payable (4)	5.09%	3.50%	August 2015	35,112	35,379
Mortgage note payable (4)	4.94%	4.00%	April 2015	28,297	28,941
Mortgage note payable	7.15%	7.15%	May 2017	10,111	11,210
Other	Various	Various	Various	4,244	2,517
Total				$569,042	$561,096

(1)	All interest rates presented are fixed-rate interest rates.

(2)	This represents the rate at which interest expense is recorded for financial reporting purposes, which reflects the amortization of discounts/premiums, excluding debt issuance costs.

(3)	Amounts reported include the amounts of unamortized debt premiums and discounts for the periods presented.

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
4.25% Exchangeable Senior Notes
The table below summarizes the balance and significant terms of the Company's 4.25% Exchangeable Notes due November 2014 (the "4.25% Exchangeable Notes") outstanding as of June 30, 2013 and December 31, 2012.

	4.25% Exchangeable Notes
	June 30, 2013	December 31, 2012
	(in thousands)
Principal amount	$172,500	$172,500
Unamortized discount	(6,381)	(8,556)
Net carrying amount of liability component	$166,119	$163,944
Carrying amount of equity component	$19,835
Issuance date	November 2009
Maturity date	November 2014
Stated coupon rate (1)	4.25%
Effective interest rate (2)	7.13%
Exchange rate per $1,000 principal value of the 4.25% Exchangeable Notes, as adjusted (3)	27.8307
Exchange price, as adjusted (3)	$35.93
Number of shares on which the aggregate consideration to be delivered on conversion is determined (3)	4,800,796
_____________________

(1)	Interest on the 4.25% Exchangeable Notes is payable semi-annually in arrears on May 15th and November 15th of each year.

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
The 4.25% Exchangeable Notes are exchangeable for shares of the Company's common stock prior to maturity only upon the occurrence of certain events. During the three and six months ended June 30, 2013, the closing sale price per share of the common stock of the Company was more than 130% of the exchange price per share of the Company’s common stock for at least 20 trading days in the specified period. As a result, for the three-month period ending September 30, 2013, the 4.25% Exchangeable Notes are exchangeable at the exchange rate stated above and may be exchangeable thereafter, if one or more of the events were again to occur during future measurement periods.
For the three and six months ended June 30, 2013 and 2012, the per share average trading price of the Company's common stock on the NYSE was higher than the $35.93 exchange price for the 4.25% Exchangeable Notes, as presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Per share average trading price of the Company's common stock	$54.49	$46.75	$52.86	$44.82
The 4.25% Exchangeable Notes were convertible as of June 30, 2013, and were not convertible as of June 30, 2012. If the Exchangeable Notes were convertible for all periods presented, the approximate fair value of the shares upon conversion at June 30, 2013 and 2012, using the per share average trading price presented in the table above, would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Approximate fair value of shares upon conversion	$259,200	$226,300	$254,000	$218,600
Principal amount of the 4.25% Exchangeable Notes	172,500	172,500	172,500	172,500
Approximate fair value in excess amount of principal amount	$86,700	$53,800	$81,500	$46,100
See Notes 12 and 13 for a discussion of the impact of the 4.25% Exchangeable Notes on our diluted earnings per share and unit calculations for the periods presented.
Interest Expense for the Exchangeable Notes
The unamortized discount on the 4.25% Exchangeable Notes and the 3.25% Exchangeable Notes due April 2012 (the "3.25% Exchangeable Notes" and together with the 4.25% Exchangeable Notes, the "Exchangeable Notes") is accreted as additional interest expense from the date of issuance through the maturity date of the applicable Exchangeable Notes. The following table summarizes the total interest expense attributable to the 4.25% Exchangeable Notes and attributable to the 3.25% Exchangeable Notes (which were repaid upon maturity in April 2012), in each case based on the respective effective interest rates, before the effect of capitalized interest, for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012 (1)
	(in thousands)
Contractual interest payments	$1,833	$2,020	$3,666	$5,055
Amortization of discount	1,097	1,155	2,175	2,952
Interest expense attributable to the Exchangeable Notes	$2,930	$3,175	$5,841	$8,007
________________________

(1)
The Company repaid the 3.25% Exchangeable Notes in April 2012. Interest payments and discount amortization for the three and six months ended June 30, 2013 are solely attributable to the 4.25% Exchangeable Notes.

Capped Call Transactions
In connection with the offering of the 4.25% Exchangeable Notes, we entered into capped call option transactions ("capped calls") to mitigate the dilutive impact of the potential conversion of the 4.25% Exchangeable Notes. The table below summarizes our capped call option positions for the 4.25% Exchangeable Notes as of both June 30, 2013 and December 31, 2012.

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
Unsecured Revolving Credit Facility
The following table summarizes the balance and terms of our revolving credit facility as of June 30, 2013 and December 31, 2012, respectively:

	June 30, 2013	December 31, 2012
	(in thousands)
Outstanding borrowings	$—	$185,000
Remaining borrowing capacity	500,000	315,000
Total borrowing capacity(1)	$500,000	$500,000
Interest rate(2)		1.66%
Facility fee-annual rate(3)	0.300%
Maturity date(4)	April 2017
________________________

(1)	We may elect to borrow, subject to bank approval, up to an additional $200.0 million under an accordion feature under the terms of the revolving credit facility.

(2)
The revolving credit facility interest rate was calculated based on an annual rate of LIBOR plus 1.450% as of both June 30, 2013 and December 31, 2012. No interest rate is shown as of June 30, 2013 because no borrowings were outstanding.

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
Debt Covenants and Restrictions
The revolving credit facility, the term loan facility, the unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a minimum fixed-charge coverage ratio, a minimum unsecured debt ratio, and a minimum unencumbered asset pool debt service coverage ratio. Noncompliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. We believe we were in compliance with all of our debt covenants as of June 30, 2013.
Debt Maturities
The following table summarizes the stated debt maturities and scheduled amortization payments, excluding debt discounts and premiums, as of June 30, 2013:

Year	(in thousands)
Remaining 2013	$6,458	(1)
2014	265,346
2015	395,104
2016	249,431
2017	71,748
Thereafter	1,169,741
Total	$2,157,828	(2)
________________________

(1)
Includes the $1.8 million note payable assumed in June 2013 in connection with the formation of new consolidated subsidiary (see Note 2). The Company currently expects to pay off the note prior to its maturity in the third quarter of 2013.

(2)	Includes gross principal balance of outstanding debt before impact of net unamortized premiums totaling approximately $8.3 million.
Capitalized Interest and Loan Fees
The following table sets forth gross interest expense reported in continuing operations, including debt discount/premium and loan cost amortization, net of capitalized interest, for the three and six months ended June 30, 2013 and 2012. The interest expense

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

capitalized was recorded as a cost of development and redevelopment, and increased the carrying value of undeveloped land and construction in progress.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Gross interest expense	$27,914	$23,489	$55,380	$48,483
Capitalized interest	(8,480)	(4,334)	(16,212)	(8,165)
Interest expense	$19,434	$19,155	$39,168	$40,318

6.    Noncontrolling Interests on the Company's Consolidated Financial Statements
Common Units of the Operating Partnership
The Company owned a 97.7%, 97.6% and 97.6% common general partnership interest in the Operating Partnership as of June 30, 2013, December 31, 2012, and June 30, 2012, respectively. The remaining 2.3%, 2.4% and 2.4% common limited partnership interest as of June 30, 2013, December 31, 2012 and June 30, 2012, respectively, was owned by non-affiliate investors and certain of our executive officers and directors in the form of noncontrolling common units. There were 1,821,503, 1,826,503 and 1,718,131 common units outstanding held by these investors, executive officers and directors as of June 30, 2013, December 31, 2012 and June 30, 2012, respectively.
The noncontrolling common units may be redeemed by unitholders for cash. We, at our option, may satisfy the cash redemption obligation with shares of the Company's common stock on a one-for-one basis. Whether satisfied in cash or shares of the Company's common stock, the value for each noncontrolling common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company's common stock, par value $.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable redemption date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $94.5 million and $85.4 million as of June 30, 2013 and December 31, 2012, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each noncontrolling common unit in the event of our termination or liquidation. In the event of our termination or liquidation, it is expected in most cases that each common unit would be entitled to a liquidating distribution equal to the liquidating distribution payable in respect of each share of the Company's common stock.
Noncontrolling Interest in Consolidated Subsidiary
The noncontrolling interest in consolidated subsidiary represents the third party equity interest in Redwood City Partners, LLC (see Note 2). This noncontrolling interest was $4.9 million at June 30, 2013.

7.    Stockholders' Equity of the Company
At-The-Market Stock Offering Program
Under our at-the-market stock offering program, which commenced in July 2011, we may offer and sell shares of our common stock having an aggregate gross sales price of up to $200.0 million from time to time in "at the market" offerings. The following table sets forth information regarding sales of our common stock under our at-the-market offering program for the three and six months ended June 30, 2013:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	(in millions, except share and per share data)
Common shares sold during the period	360,729	814,408
Weighted average price per common share	$54.93	$53.66
Aggregate gross proceeds	$19.8	$43.7
Aggregate net proceeds after sales agent compensation	$19.4	$42.8
The proceeds from the sales were used to fund development and redevelopment expenditures and general corporate purposes. Since commencement of the program, we have sold 1,956,831 shares of common stock and, as of June 30, 2013, approximately $106.3 million remains available to be sold under this program. Actual future sales will depend upon a variety of factors including but not limited to market conditions, the trading price of the Company's common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Partners' Capital of the Operating Partnership
Issuance of Common Units
During the three and six months ended June 30, 2013, the Company utilized its at-the-market stock offering program to issue 360,729 and 814,408 shares of common stock, respectively, as discussed in Note 7. The net offering proceeds for the three and six months ended June 30, 2013 of approximately $19.4 million and $42.8 million, respectively, were contributed by the Company to the Operating Partnership in exchange for 360,729 and 814,408 common units, respectively.
Common Units Outstanding
The Company owned 75,710,907, 74,926,981, and 68,927,731 common units representing a 97.7%, 97.6%, and 97.6% common general partnership interest in the Operating Partnership as of June 30, 2013, December 31, 2012, and June 30, 2012, respectively. The remaining 2.3%, 2.4%, and 2.4% common limited partnership interest as of June 30, 2013, December 31, 2012, and June 30, 2012, respectively, was owned by certain of our executive officers and directors and non-affiliate investors in the form of noncontrolling common units. There were 1,821,503, 1,826,503, and 1,718,131 common units outstanding held by these investors, officers and directors as of June 30, 2013, December 31, 2012, and June 30, 2012, respectively. For a further discussion of the noncontrolling common units as of June 30, 2013 and December 31, 2012, refer to Note 6.

9.    Share-Based Compensation
Stockholder Approved Equity Compensation Plans
As of June 30, 2013, we maintained one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan as amended (the "2006 Plan"). As of June 30, 2013, 47,994 shares were available for grant under the 2006 Plan. The number of shares that remains available for grant is calculated using the weighted share counting provisions set forth in the 2006 Plan, which are based on the type of awards that are granted. The maximum number of shares available for grant subject to full value awards (which generally include equity awards other than options and stock appreciation rights) was 16,436 shares as of June 30, 2013.
On April 4, 2013, the Executive Compensation Committee of the Company's Board of Directors granted 19,084 RSUs to the Company's Chief Operating Officer as part of his modified employment agreement. Fifty-percent of the RSUs granted are scheduled to vest in six equal annual installments beginning on December 31, 2013 through December 31, 2018. The grant date fair value of these time-based RSUs was $0.5 million, which was based on the $53.05 closing share price of the Company's common stock on the New York Stock Exchange on the grant date. Compensation expense will be recognized on a straight-line basis over the service vesting period for these time-based RSUs. The remaining 50% of the RSUs granted are scheduled to vest in six equal annual installments for each calendar year during 2013 through 2018 based on the achievement of certain absolute or relative total shareholder return goals measured annually or, if neither of the shareholder return hurdles are achieved for an applicable year during the performance period, those RSUs will remain eligible to vest in a subsequent year (ending in 2018) based on the achievement of a cumulative total shareholder return goal. The grant date fair value of these market measure-based RSUs was $0.4 million and was calculated using a Monte Carlo simulation pricing model based on the assumptions in the table below. The grant date fair value is allocated among each of the six annual vesting tranches for these market measure-based RSUs and compensation expense will be recognized over the service vesting period using the accelerated expense attribution method.
The computation of expected volatility is based on a blend of the historical volatility of our shares of common stock over 12 years as that is expected to be most consistent with future volatility and equates to a time period twice as long as the six-year term of the RSUs and implied volatility data based on the observed pricing of six-month publicly-traded options on our shares of common stock. The risk-free interest rate is based on the yield curve on zero-coupon U.S. Treasury STRIP securities in effect at the grant date. The expected dividend yield is estimated by examining the average of the historical dividend yield levels over the six-year term of the RSUs and our current annualized dividend yield as of the grant date. The expected life of the RSUs is equal to the six year vesting period.

April 2013 Market Measure-based RSU Grant
Grant date fair value per share	$44.55
Expected share price volatility	27.00%
Risk-free interest rate	0.90%
Dividend yield	3.60%
Expected life	6 years

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 4, 2013, the terms of 61,327 time-based RSUs granted to certain officers of the Company in January 2013 were modified to include market and performance-based vesting requirements based on certain total shareholder return and FFO per share targets. The RSUs will vest in five equal annual installments over the five-years requisite service period based on the achievement of certain absolute or relative total shareholder return goals measured annually or, if neither of the shareholder return hurdles are achieved for an applicable year during the performance period, those RSUs will remain eligible to vest in a subsequent year (ending in 2018) based on the achievement of a cumulative total shareholder return goal, as well as (in each case) continued employment through the applicable vesting date. The Company's closing stock price on the date of modification was $53.05. The compensation expense related to the modified RSUs will be recognized using the accelerated attribution expense method through the remainder of the five-year requisite service period.
On March 30, 2012, the Executive Compensation Committee of the Company's Board of Directors granted 103,239 RSUs to the Company's Chief Executive Officer. The RSUs granted vest in seven equal annual installments for each calendar year during 2012 through 2018 based on the achievement of certain absolute or relative total shareholder return goals measured annually or, if neither of the shareholder return hurdles are achieved for an applicable year during the performance period, those RSUs will remain eligible to vest in a subsequent year (ending in 2018) based on the achievement of a cumulative total shareholder return goal, as well as (in each case) continued employment through the applicable vesting date.
Summary of Market-Measure Based RSUs
A summary of our market-measure based RSU activity from January 1, 2013 through June 30, 2013 is presented below:

	Nonvested RSUs		Vested RSUs	Total RSUs
	Amount	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2013	88,491	$41.20	14,748	103,239
Granted	9,542	44.55	—	9,542
Vested	—	—	—	—
Settled	—		—	—
Issuance of dividend equivalents	—		—	—
Modified from time based (1)	61,327	53.05	—	61,327
Canceled			—	—
Outstanding as of June 30, 2013	159,360	$45.96	14,748	174,108
________________________

(1)
During the three months ended June 30, 2013 the terms of time-based RSU's granted to certain officers of the Company in January were modified to include market-measure and performance-based vesting requirements.

A summary of our market-measure based RSU activity for the six months ended June 30, 2013 and 2012 is presented below:

	RSUs Granted			RSUs Vested
Six Months Ended June 30,	Non-Vested RSUs Issued	Weighted-Average Grant Date Fair Value Per Share		Vested RSUs	Total Vest-Date Fair Value (in thousands)
2013	9,542	$44.55		—	$—
2012	103,239	41.20	0.0412	—	—

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Time-Based RSUs
A summary of our time-based RSU activity from January 1, 2013 through June 30, 2013 is presented below:

	Nonvested RSUs		Vested RSUs	Total RSUs
	Amount	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2013	279,102	$41.30	769,761	1,048,863
Granted	173,758	49.45	—	173,758
Vested	(73,574)	38.80	73,574	—
Settled (1)			(8,559)	(8,559)
Issuance of dividend equivalents (2)			13,683	13,683
Modified to market-measure based (3)	(61,327)	53.05	—	(61,327)
Canceled (1)(4)			(3,800)	(3,800)
Outstanding as of June 30, 2013	317,959	$46.13	844,659	1,162,618
________________________

(1)	Represents vested RSUs that are settled in cash or shares of the Company's common stock.

(2)	RSUs issued as dividend equivalents are vested upon issuance.

(3)	During the second quarter the terms of time-based RSU's granted to certain officers of the Company in January were modified to include market-measure based vesting requirements.

(4)
We accept the return of RSUs, at the current quoted closing share price of the Company's common stock, to satisfy minimum statutory tax-withholding requirements related to either the issuance, vesting or settlement of RSUs in accordance with the terms of the 2006 Plan.

A summary of our time-based RSU activity for the six months ended June 30, 2013 and 2012 is presented below:

	RSUs Granted		RSUs Vested
Six Months Ended June 30,	Non-Vested RSUs Issued	Weighted-Average Grant Date Fair Value Per Share	Vested RSUs	Total Vest-Date Fair Value (1) (in thousands)
2013	173,758	$49.45	(73,574)	$3,677
2012	204,829	44.34	(58,940)	2,420
_______________________

(1)	Total fair value of RSUs vested was calculated based on the quoted closing share price of the Company's common stock on the NYSE on the day of vesting.
Summary of Nonvested Shares
A summary of our nonvested shares activity from January 1, 2013 through June 30, 2013 is presented below:

Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2013	95,241	$40.42
Granted	—	—
Vested (1)	(47,291)	39.12
Outstanding as of June 30, 2013	47,950	$41.71
________________________

(1)
The total shares vested include 20,880 shares that were tendered in accordance with the terms of the 2006 Plan to satisfy minimum statutory tax withholding requirements related to the restricted shares that have vested. We accept the return of shares at the current quoted closing share price of the Company's common stock to satisfy tax obligations.

A summary of our nonvested and vested share activity for the six months ended June 30, 2013 and 2012 is presented below:

	Shares Granted		Shares Vested
Six Months Ended June 30,	Non-Vested Shares Issued	Weighted-Average Grant Date Fair Value Per Share	Vested Shares	Total Fair Value at Vest Date(1) (in thousands)
2013	—	$—	(47,291)	$2,290
2012	62,137	41.84	(35,623)	1,388
_______________________

(1)	Total fair value of shares vested was calculated based on the quoted closing share price of the Company's common stock on the NYSE on the date of vesting.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Stock Options
A summary of our stock option activity from January 1, 2013 through June 30, 2013 is presented below:

	Number of Options	Exercise Price	Remaining Contractual Term (years)
Outstanding at January 1, 2013	1,540,000	$42.61
Granted	—	—
Exercised	(3,000)	42.61
Forfeited	(12,000)	42.61
Outstanding at June 30, 2013 (1)(2)	1,525,000	$42.61	8.7
________________________

(1)	As of June 30, 2013, 305,000 of the outstanding stock options were exercisable.

(2)	The total intrinsic value of options outstanding at June 30, 2013 was $15.9 million.
Share-based Compensation Cost Recorded During the Period
The total compensation cost for all share-based compensation programs was $2.3 million and $2.4 million for the three months ended June 30, 2013 and 2012, respectively, and $4.7 million and $3.8 million for the six months ended June 30, 2013 and 2012, respectively. Of the total share-based compensation cost, $0.2 million and $0.2 million was capitalized as part of real estate assets for the three months ended June 30, 2013 and 2012, respectively, and $0.4 million and $0.4 million was capitalized as part of real estate assets for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, there was approximately $30.4 million of total unrecognized compensation cost related to nonvested incentive awards granted under share-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.5 years. The remaining compensation cost related to these nonvested incentive awards had been recognized in periods prior to June 30, 2013.

10.    Commitments and Contingencies
General
As of June 30, 2013, we had commitments of approximately $514.1 million for contracts and executed leases directly related to our operating and redevelopment properties. This amount includes the $27.5 million that we expect to pay before the end of 2013 upon the closing of the purchase of the land underlying the ground lease at 360 Third Street in San Francisco, CA. We exercised an option to acquire the land during the fourth quarter of 2012.
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
Property Damage Settlement
During the three months ended June 30, 2013, we settled an outstanding matter related to property damage at one of our properties. In connection with this settlement, we received a final cash payment of $5.2 million and recognized this amount in other property income during the three months ended June 30, 2013.

11.    Fair Value Measurements and Disclosures
Assets and Liabilities Reported at Fair Value
The only assets we record at fair value on a recurring basis on our consolidated financial statements are the marketable securities related to our deferred compensation plan. The following table sets forth the fair value of our marketable securities as of June 30, 2013 and December 31, 2012:

	Fair Value (Level 1)(1)
Description	June 30, 2013	December 31, 2012
	(in thousands)
Marketable securities (2)	$8,286	$7,435
________________________

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Based on quoted prices in active markets for identical securities.

(2)	The marketable securities are held in a limited rabbi trust.

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
The following table sets forth the net (loss)/gain on marketable securities recorded during the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
Description	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(in thousands)
Net (loss) gain on marketable securities	$(30)	$(155)	$326	$280
Financial Instruments Disclosed at Fair Value
The following table sets forth the carrying value and the fair value of our other financial instruments as of June 30, 2013 and December 31, 2012:

	Carrying Value	Fair Value	Carrying Value	Fair Value
	June 30, 2013		December 31, 2012
	(in thousands)
Liabilities
Secured debt (1)	$569,042	$582,815	$561,096	$591,993
Exchangeable senior notes, net (1)	166,119	178,116	163,944	181,223
Unsecured debt, net (2)	1,430,964	1,509,622	1,130,895	1,254,047
Unsecured line of credit (1)	—	—	185,000	185,049
________________________

(1)	Fair value calculated using Level II inputs which are based on model−derived valuations in which significant inputs and significant value drivers are observable in active markets.

(2)
Fair value calculated using Level I and Level II inputs. Level I inputs are based on quoted prices for identical instruments in active markets. The carrying value and fair value of the Level I instruments was $872.6 million and $918.6 million, respectively, as of June 30, 2013. The carrying value and fair value of the Level I instruments at December 31,2012, was $573.3 million and $653.0 million, respectively. The carrying value and fair value of the Level II instruments was $558.4 million and $591.0 million, respectively, as of June 30, 2013. The carrying value and fair value of the Level II instruments at December 31, 2012, was $557.6 million and $601.0 million, respectively.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Net Income (Loss) Available to Common Stockholders Per Share of the Company
The following table reconciles the numerator and denominator in computing the Company's basic and diluted per-share computations for net income (loss) available to common stockholders for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except share and per share amounts)
Numerator:
Income from continuing operations	$9,680	$36	$12,068	$2,201
(Income) loss from continuing operations attributable to noncontrolling common units of the Operating Partnership	(147)	78	(125)	265
Preferred distributions and dividends	(3,313)	(3,097)	(6,626)	(12,433)
Allocation to participating securities (nonvested shares and time-based RSUs)	(424)	(432)	(847)	(818)
Numerator for basic and diluted income (loss) from continuing operations available to common stockholders	5,796	(3,415)	4,470	(10,785)
Income from discontinued operations	423	2,241	423	78,747
Income from discontinued operations attributable to noncontrolling common units of the Operating Partnership	(10)	(58)	(10)	(2,040)
Numerator for basic and diluted net income (loss) available to common stockholders	$6,209	$(1,232)	$4,883	$65,922
Denominator:
Basic weighted average vested shares outstanding	75,486,380	68,344,734	75,233,350	65,996,719
Effect of dilutive securities - contingently issuable shares and stock options	1,967,309	—	1,825,594	—
Diluted weighted average vested shares and common share equivalents outstanding	77,453,689	68,344,734	77,058,944	65,996,719
Basic earnings per share:
Income (loss) from continuing operations available to common stockholders per share	$0.08	$(0.05)	$0.06	$(0.16)
Income from discontinued operations per common share	0.00	0.03	0.00	1.16
Net income (loss) available to common stockholders per share	$0.08	$(0.02)	$0.06	$1.00
Diluted earnings per share:
Income (loss) from continuing operations available to common stockholders per share	$0.08	$(0.05)	$0.06	$(0.16)
Income from discontinued operations per common share	0.00	0.03	0.00	1.16
Net income (loss) available to common stockholders per share	$0.08	$(0.02)	$0.06	$1.00
The impact of the contingently issuable shares, which consist of 159,360 market measure-based RSUs, the 4.25% Exchangeable Notes and 1,525,000 stock options, were considered in our diluted earnings per share calculation for the three and six months ended June 30, 2013 because we reported income from continuing operations attributable to common stockholders and the effect was dilutive. The impact of the contingently issuable shares, which consisted of 103,239 market measure-based RSUs, the Exchangeable Notes and 1,540,000 stock options was not considered in our diluted earnings per share calculation for the three and six months ended June 30, 2012 because we reported a loss from continuing operations attributable to common stockholders and the effect was anti-dilutive. See Note 5 for additional information regarding the Exchangeable Notes and Note 9 for additional information regarding the outstanding market measure-based RSUs and stock options.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Net Income (Loss) Available to Common Unitholders Per Unit of the Operating Partnership
The following table reconciles the numerator and denominator in computing the Operating Partnership's basic and diluted per-unit computations for net income (loss) available to common unitholders for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except unit and per unit amounts)
Numerator:
Income from continuing operations	$9,680	$36	$12,068	$2,201
Income from continuing operations attributable to noncontrolling interests in consolidated subsidiaries	(62)	(43)	(131)	(96)
Preferred distributions	(3,313)	(3,097)	(6,626)	(12,433)
Allocation to participating securities (nonvested units and time-based RSUs)	(424)	(432)	(847)	(818)
Numerator for basic and diluted income (loss) from continuing operations available to common unitholders	5,881	(3,536)	4,464	(11,146)
Income from discontinued operations	423	2,241	423	78,747
Numerator for basic and diluted net income (loss) available to common unitholders	$6,304	$(1,295)	$4,887	$67,601
Denominator:
Basic weighted average vested units outstanding	77,310,685	70,062,865	77,058,748	67,714,850
Effect of dilutive securities - contingently issuable shares and stock options	1,967,309	—	1,825,594	—
Diluted weighted average vested units and common unit equivalents outstanding	79,277,994	70,062,865	78,884,342	67,714,850
Basic earnings per unit:
Income (loss) from continuing operations available to common unitholders per unit	$0.08	$(0.05)	$0.06	$(0.16)
Income from discontinued operations per common unit	0.00	0.03	0.00	1.16
Net income (loss) available to common unitholders per unit	$0.08	$(0.02)	$0.06	$1.00
Diluted earnings per unit:
Income (loss) from continuing operations available to common unitholders per unit	$0.08	$(0.05)	$0.06	$(0.16)
Income from discontinued operations per common unit	0.00	0.03	0.00	1.16
Net income (loss) available to common unitholders per unit	$0.08	$(0.02)	$0.06	$1.00
The impact of the contingently issuable units, which consist of 159,360 market measure-based RSUs, the 4.25% Exchangeable Notes and 1,525,000 stock options, were considered in our diluted earnings per unit calculation for the three and six months ended June 30, 2013 because the Operating Partnership reported an income from continuing operations attributable to common unitholders and the effect was dilutive. The impact of the contingently issuable units, which consisted of 103,239 market measure-based RSUs, the Exchangeable Notes and 1,540,000 stock options was not considered in our diluted earnings per unit calculation for the three and six months ended June 30, 2012 because the Operating Partnership reported a loss from continuing operations attributable to common unitholders and the effect was anti-dilutive. See Note 5 for additional information regarding the Exchangeable Notes and Note 9 for additional information regarding the outstanding market measure-based RSUs and stock options.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Subsequent Events
On July 17, 2013, aggregate dividends, distributions, and dividend equivalents of $27.5 million were paid to common stockholders and common unitholders of record on June 28, 2013 and RSU holders on the payment date.

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

Overview and Background
We are a self-administered REIT active in office submarkets along the West Coast. We own, develop, acquire and manage real estate assets, consisting primarily of Class A properties in the coastal regions of Los Angeles, Orange County, San Diego County, the San Francisco Bay Area and greater Seattle, which we believe have strategic advantages and strong barriers to entry. We own our interests in all of our properties through the Operating Partnership and the Finance Partnership and conduct substantially all of our operations through the Operating Partnership. We owned a 97.7%, 97.6% and 97.6% general partnership interest in the Operating Partnership as of June 30, 2013, December 31, 2012 and June 30, 2012, respectively. All our properties are held in fee except for the 11 office buildings that are held subject to long−term ground leases for the land.

Factors That May Influence Future Results of Operations
Acquisitions. During the six months ended June 30, 2013, we acquired two office buildings in one transaction for approximately $170.0 million (see Note 2 to our consolidated financial statements included in this report for more information). During 2012, we acquired 14 office buildings in seven transactions with an aggregate purchase price of approximately $674.0 million and six development and redevelopment opportunity projects in six transactions with an aggregate purchase price of approximately $340.3 million. We generally finance our acquisitions through proceeds from the issuance of debt and equity securities, borrowings under our revolving credit facility, proceeds from our capital recycling program and the assumption of existing debt.
As a key component of our growth strategy, we continually evaluate acquisition opportunities (including undeveloped land, development and redevelopment opportunities and office properties) as they arise. As a result, at any point in time we may have one or more potential acquisitions under consideration that are in varying stages of evaluation, negotiation or due diligence review, which may include potential acquisitions under contract. As of the date of the filing of this report, we were in negotiations to acquire an additional operating property. We cannot provide assurance that we will acquire this property. In the future, we may enter into agreements to acquire other properties, either as wholly-owned properties or through joint ventures, and those agreements typically will be subject to the satisfaction of closing conditions. We cannot provide assurance that we will enter into any agreements to acquire properties or that the potential acquisitions contemplated by any agreements we may enter into in the future will be completed. Costs associated with acquisitions accounted for as business combinations are expensed as incurred, and we may be unable to complete an acquisition after making a nonrefundable deposit or incurring acquisition−related costs. In addition, acquisitions are subject to various other risks and uncertainties. During the three and six months ended June 30, 2013, we expensed approximately $0.2 million and $0.8 million, respectively, of third-party acquisition costs, and we anticipate that we will incur additional third-party acquisition costs throughout 2013 as we pursue other potential acquisitions. We expect that we will have increased our focus on the acquisition of undeveloped land and development and redevelopment opportunities during 2013.
Undeveloped Land / Formation of New Consolidated Subsidiary. On June 27, 2013, the Company entered into an agreement with an unaffiliated third party and formed a new consolidated subsidiary, Redwood City Partners, LLC. In connection with this formation transaction, the Company acquired a 0.35 acre land site, completing the first phase of the land assemblage for its plans to develop an approximate 300,000 square foot office project in Redwood City, California. (See Note 2 to our consolidated financial statements included in this report for more information).
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
In connection with this strategy, during the three months ended June 30, 2013, we completed the sale of one office building located in Calabasas, CA for a gross sales price of approximately $14.7 million (see Note 2 to our consolidated financial statements included in this report for more information). In addition, we anticipate that we could dispose of approximately $150 million - $300 million of additional operating properties and/or undeveloped land during the next 12 -18 months in connection with our capital recycling program.
The timing of any potential future disposition transactions will depend on market conditions and other factors, including but not limited to our capital needs and our ability to defer some or all of the taxable gains on the sales. We cannot assure that we will dispose of any additional properties or that future acquisitions and/or dispositions, if any, will qualify as Section 1031 Exchanges.
Leasing Activity and Changes in Rental Rates.  The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following tables set forth certain information regarding leasing activity for our stabilized portfolio during the three and six months ended June 30, 2013.

Information on Leases Commenced and Executed

For Leases Commenced

	1st & 2nd Generation(1)				2nd Generation(1)
	Number of Leases(2)		Rentable Square Feet(2)		TI/LC per Sq. Ft.(3)	Changes in Rents(4)(5)	Changes in Cash Rents(6)	Retention Rates(7)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Three Months Ended June 30, 2013	23	23	254,029	419,236	$31.37	17.3%	10.9%	76.3%	65
Six Months Ended June 30, 2013	42	39	378,567	586,242	28.69	16.9%	11%	49.1%	64

For Leases Executed(8)

	1st & 2nd Generation(1)				2nd Generation(1)
	Number of Leases(2)		Rentable Square Feet(2)		TI/LC per Sq. Ft.(3)	Changes in Rents(4)(5)	Changes in Cash Rents(6)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Three Months Ended June 30, 2013	23	23	138,438	419,236	$24.87	16.8%	11.8%	56
Six Months Ended June 30, 2013	53	33	435,256	524,548	23.92	16.4%	11.5%	55
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

(5)	Excludes commenced and executed leases of approximately 144,000 and 133,000 rentable square feet, respectively, for the six months ended June 30, 2013, for which the space was vacant longer than one year or being leased for the first time. Space vacant for more than one year is excluded from our change in rents calculations to provide a meaningful market comparison.

(6)
Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. Excludes leases for which the space was vacant longer than one year or vacant when the property was acquired.

(7)	Calculated as the percentage of space either renewed or expanded into by existing tenants or subtenants at lease expiration.

(8)
For the three months ended June 30, 2013, 16 leases totaling approximately 107,000 rentable square feet were signed but had not commenced as of June 30, 2013. For the six months ended June 30, 2013, 21 leases totaling approximately 267,000 rentable square feet were signed but had not commenced as of June 30, 2013.

As of June 30, 2013, we believe that the weighted average cash rental rates for our stabilized portfolio, including recently acquired operating properties are approximately at the current average market rental rates, although individual properties within any particular submarket presently may be leased either above, below, or at the current market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our portfolio.
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

Lease Expirations(1)

Year of Lease Expiration	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (2)	% of Total Annualized Base Rent (2)	Annualized Base Rent per Sq. Ft. (2)

Remainder of 2013	38	297,142	2.6%	$7,079	1.8%	$23.82
2014	107	1,239,703	10.4%	35,144	9.2%	28.35
2015	103	1,674,497	14.1%	48,656	12.8%	29.06
2016	80	929,278	7.8%	25,757	6.7%	27.72
2017	88	2,084,102	17.5%	63,848	16.6%	30.64
2018	56	1,664,913	14.0%	63,943	16.7%	38.41
Total	472	7,889,635	66.4%	$244,427	63.8%	$30.98
________________________

(1)
The information presented for all lease expiration activity reflects leasing activity through June 30, 2013 for our stabilized portfolio. For leases that have been renewed early or space that has been re-leased to a new tenant, the expiration date and annualized base rent information presented takes into consideration the renewed or re-leased lease terms. Excludes space leased under month-to-month leases, intercompany leases, vacant space, and lease renewal options not executed as of June 30, 2013.

(2)	Annualized base rent includes the impact of straight-lining rent escalations and the amortization of free rent periods and excludes the impact of the following: amortization of deferred revenue related tenant-funded tenant improvements, amortization of above/below market rents, amortization for lease incentives due under existing leases, and expense reimbursement revenue. Additionally, the underlying leases contain various expense structures including full service gross, modified gross and triple net. Percentages represent percentage of total portfolio annualized contractual base rental revenue. For additional information on tenant improvement and leasing commission costs incurred by the Company for the current reporting period, please see further discussion under the caption "Information on Leases Commenced and Executed."

In addition to the 1.3 million rentable square feet, or 9.3%, of currently available space in our stabilized portfolio, leases representing approximately 2.6% and 10.4% of the occupied square footage of our stabilized portfolio are scheduled to expire during the remainder of 2013 and in 2014, respectively. The leases scheduled to expire during the remainder of 2013 and in 2014 represent approximately 1.5 million rentable square feet of office space or 11.0% of our total annualized base rental revenue. We believe that the weighted average cash rental rates are slightly under the current average quoted market rates for leases scheduled to expire during the remainder of 2013 and 2014, although individual properties within any particular submarket presently may be leased either above, below, or at the current quoted market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our overall portfolio. Our ability to re-lease available space depends upon both general market conditions and the market conditions in the specific regions in which individual properties are located.
Redevelopment Projects
We believe that a portion of our potential long-term future growth will continue to come from redevelopment opportunities both through acquired properties and within our existing portfolio. Redevelopment opportunities are those projects in which we spend significant development and construction costs on existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. As of June 30, 2013, we had two redevelopment projects in lease-up.

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

•
360 Third Street, South of Market Area, submarket of San Francisco, on which we commenced redevelopment in the fourth quarter of 2011. Redevelopment for this project was completed in the first quarter of 2013. The lease-up project, which encompasses approximately 410,000 rentable square feet, will have a total estimated investment of approximately $185.0 million at completion, including the $88.5 million net carrying value of the project at the commencement of redevelopment plus $27.5 million that we expect to pay in 2013 to acquire the land that is currently subject to a ground lease. As of June 30, 2013, the project is 85% leased and 55% occupied.

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
As of the date of this report, our near-term development pipeline consisted of the following five projects under construction and the projects that we may commence construction on in the second half of 2013.

•
690 E. Middlefield Road, Mountain View, California, which we acquired in May 2012. We acquired the project for $84.0 million, comprised of a cash purchase price of $74.5 million plus $9.5 million of assumed leasing commissions and other net accrued liabilities. The development project, which is 100% pre-leased to Synopsys, Inc., has a total estimated investment of approximately $196.9 million and is expected to encompass approximately 341,000 rentable square feet upon completion. Construction is currently in process and is expected to be completed in the first quarter of 2015.

•
331 Fairchild Drive, Mountain View, California, which we acquired in December 2012 and is 100% pre-leased. We acquired the project for $18.9 million plus $2.9 million of development costs reimbursed to the seller and are developing an approximately 88,000 square foot building for Audience, Inc. The development project has a total estimated investment of approximately $45.1 million. Construction is currently in process and is expected to be completed in the fourth quarter of 2013.

•
350 Mission Street, South of Market Financial District, San Francisco, California, which we acquired in October 2012. Shortly after acquisition, we pre-leased the entire project to salesforce.com, inc. and are currently planning to develop an approximately 400,000 square foot, 27 story office tower that adapts our open-plan workspace concepts to a high-rise office environment. The property is expected to be LEED platinum certified and the first ground up development property in the city expected to receive this designation. The development project has a total estimated investment of approximately $254.7 million. We are currently pursuing entitlements to increase this project to a 30-story office tower, which would increase the estimated rentable square feet and total estimated investment. Construction is currently in process and is expected to be completed in the first quarter of 2015.

•
555-599 N. Mathilda Avenue, Sunnyvale, California, which we acquired in December 2012. The project, which is comprised of one operating property and a future development site, is 100% pre-leased. Our plan at this project is to continue operating the existing building and develop an approximately 587,000 square foot office complex for LinkedIn, Inc., the tenant in the current existing building. The development project has a total estimated investment of approximately $312.9 million. Construction is currently in process and is expected to be completed in the third quarter of 2014.

•
Columbia Square, in Hollywood, California, which we acquired in September 2012. This project is a historical media campus located in the heart of Hollywood, two blocks from the corner of Sunset Boulevard and Vine Street. The site is fully entitled for the development of an 875,000 rentable square foot office, retail and multi-family mixed use project under a 15-year development agreement that includes three existing buildings. During the second quarter we commenced redevelopment of the three existing historical buildings, which encompass approximately 100,000 rentable square feet. Additionally, we are planning to develop approximately 575,000 square feet of office, retail and residential space in multiple phases. We currently expect to invest an additional $306.5 - $316.5 million for a total estimated investment of approximately $380 - $390 million. Our plan is to create a mixed-use campus that preserves the historical character while establishing a new center for entertainment and media companies.

•
333 Brannan Street, South of Market Area, San Francisco, California, which we acquired in July 2012. We continue to make good progress on the entitlements for this project and could be ready to begin construction in the fourth quarter of 2013. We currently expect to develop an approximately 170,000 rentable square foot office building on this site that will include all the features, amenities and systems that tech and media tenants need. We currently expect to invest an additional $74.1 - $79.1 million for a total estimated investment of approximately $95 - $100 million.

•
Redwood Towers, in Redwood City, California. In June 2013 we entered into an agreement with a local partner and acquired a 0.35 acre land site, completing the first phase of the land assemblage for our plans to develop an approximate 300,000 square foot office project. We currently expect a total estimated investment for the project of $175 - $180 million.

In the future, we may also enter into agreements to acquire other development or redevelopment opportunities, either as wholly-owned properties or through joint ventures and those agreements typically will be subject to the satisfaction of closing conditions. In addition, as of June 30, 2013, we had additional undeveloped land holdings, located primarily in various submarkets in San Diego County with an aggregate cost basis of approximately $291.0 million.
This increase in our development and redevelopment activities will continue to cause an increase in the average development asset balances qualifying for interest and other carry cost capitalization in future periods. During the three and six months ended June 30, 2013, we capitalized interest on in process development projects, redevelopment projects in lease-up, and development pipeline projects with an aggregate cost basis balance of approximately $795.8 million at June 30, 2013, as it was determined these projects qualified for interest and other carry cost capitalization under GAAP. For the three and six months ended June 30, 2013, we capitalized $8.5 million and $16.2 million, respectively, of interest to our qualifying redevelopment and development projects. For the three and six months ended June 30, 2012, we capitalized $4.3 million and $8.2 million, respectively, of interest to our qualifying redevelopment and development projects. For the three and six months ended June 30, 2013, we capitalized $2.0 million and $3.4 million, respectively, of internal costs to our qualifying redevelopment and development projects. For the three and six months ended June 30, 2012, we capitalized $0.6 million and $1.4 million, respectively, of internal costs to our qualifying redevelopment and development projects.
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
Share-Based Compensation.    As of June 30, 2013, there was $30.4 million of total unrecognized compensation cost related to outstanding nonvested shares of restricted common stock, RSUs and stock options issued under share-based compensation arrangements. Those costs are expected to be recognized over a weighted-average period of 2.5 years. The $30.4 million of unrecognized compensation cost does not reflect the future compensation cost for any potential share-based awards that may be issued. Share-based compensation expense for potential future awards could be affected by our operating and development performance, financial results, total shareholder return and market conditions. Consequently, we cannot predict the amounts that will be recorded in future periods for such share-based awards. See Note 9 to our consolidated financial statements for additional information regarding our share-based incentive compensation plan.

Stabilized Portfolio Information
As of June 30, 2013, our stabilized portfolio was comprised of 115 office properties encompassing an aggregate of approximately 13.5 million rentable square feet. Our stabilized portfolio includes all of our properties with the exception of undeveloped land, development and redevelopment properties currently under construction or committed for construction, “lease-up” properties and properties held-for-sale. We define lease-up properties as properties recently developed or redeveloped that have not yet reached 95% occupancy and are within one year following cessation of major construction activities. We define redevelopment properties as those projects for which we expect to spend significant development and construction costs on existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. Our stabilized portfolio also excludes our future development pipeline, which is comprised of ten potential development sites, representing 119.6 gross acres of undeveloped land.
At June 30, 2013, our stabilized portfolio excluded two "lease-up" properties and five development properties currently under construction.
The following table reconciles the changes in the rentable square feet in our stabilized portfolio of operating properties from
June 30, 2012 to June 30, 2013:

	Office Properties		Industrial Properties (1)		Total
	Number of Buildings	Rentable Square Feet	Number of Buildings	Rentable Square Feet	Number of Buildings	Rentable Square Feet
Total as of June 30, 2012	114	12,227,267	39	3,413,354	153	15,640,621
Acquisitions (2)	6	1,285,875			6	1,285,875
Completed redevelopment properties placed in-service	2	410,046			2	410,046
Property moved to the development pipeline	(1)	(45,195)			(1)	(45,195)
Dispositions	(6)	(398,791)	(39)	(3,413,354)	(45)	(3,812,145)
Remeasurement		(411)			—	(411)
Total as of June 30, 2013	115	13,478,791	—	—	115	13,478,791
________________________

(1)	In the fourth quarter of 2012, the Company sold its entire industrial portfolio.

(2)	Excludes redevelopment and development property acquisitions.
Occupancy Information
The following table sets forth certain information regarding our stabilized portfolio:
Stabilized Portfolio Occupancy

Region	Number of Buildings	Rentable Square Feet	Occupancy at(1)
			6/30/2013	3/31/2013	12/31/2012

Los Angeles and Ventura Counties	26	3,397,673	91.9%	93.4%	94.0%
Orange County	4	497,393	89.3	90.0	92.0
San Diego	59	5,249,094	87.6	87.2	90.7
San Francisco Bay Area	14	2,286,994	91.8	94.5	95.5
Greater Seattle	12	2,047,637	95.7	88.7	93.3
Total Stabilized Portfolio	115	13,478,791	90.7	90.3	92.8

	Average Occupancy
	For the Three Months ended June 30,		For the Six Months ended June 30,
	2013	2012	2013	2012
Stabilized Portfolio(1)	90.3%	90.7%	90.7%	91.1%
Same Store Portfolio(2)	89.8	91.5	90.2	92.0
__________________________________

(1)	Occupancy percentages reported are based on our stabilized office portfolio as of the end of the period presented.

(2)
Occupancy percentages reported are based on office properties owned and stabilized as of January 1, 2012 and still owned and stabilized as of June 30, 2013. See discussion under "Results of Operations" for additional information.

Significant Tenants
The following table sets forth information about our fifteen largest tenants as of the date of filing this quarterly report, based upon annualized rental revenues as of June 30, 2013.

Tenant Name	Annualized Base Rental Revenue ($ in thousands)	Rentable Square Feet	Percentage of Total Annualized Base Rental Revenue	Percentage of Total Rentable Square Feet
DIRECTV, LLC	$23,290	660,579	6.1%	4.9%
Bridgepoint Education, Inc	15,066	322,994	4.0%	2.4%
Intuit, Inc.	13,489	465,812	3.5%	3.5%
Delta Dental of California (2)	10,557	227,013	2.8%	1.7%
CareFusion Corporation (1)	9,237	411,000	2.4%	3.0%
AMN Healthcare, Inc.	8,341	175,672	2.2%	1.3%
Group Health Cooperative	6,372	183,422	1.7%	1.4%
Microsoft Corporation	6,280	215,997	1.7%	1.6%
Fish & Richardson P.C.	6,071	139,538	1.6%	1.0%
Wells Fargo (1)	5,647	144,360	1.5%	1.1%
Scripps Health	5,199	112,067	1.4%	0.8%
BP Biofuels	5,158	136,908	1.4%	1.0%
Lucile Salter Packard Children's Hospital at Stanford	5,111	137,807	1.3%	1.0%
Adobe Systems, Inc.	4,989	189,131	1.3%	1.4%
Epson America, Inc.	4,915	136,026	1.3%	1.0%

Total Top Fifteen Tenants	$129,722	3,658,326	34.2%	27.1%

________________________

(1)	The Company has entered into leases with various affiliates of the tenant.

(2)
In the second quarter of 2013, Delta Dental of California amended and extended its lease with the Company. The amended lease provides for a reduction of rentable square feet by approximately 10,000 square feet in the third quarter of 2013 and approximately 29,000 square feet in the second quarter of 2015.

Current Regional Information
We have generally seen rental rates stabilize and start to improve in many of our submarkets. We have also seen vacancy rates in many of our submarkets are starting to decrease.
Los Angeles and Ventura Counties.    Our Los Angeles and Ventura Counties stabilized portfolio of 3.4 million rentable square feet was 91.9% occupied with approximately 275,000 available rentable square feet as of June 30, 2013 compared to 94.0% occupied with approximately 210,100 available rentable square feet as of December 31, 2012. The decrease in occupancy is primarily attributable to the expiration of three leases. As of June 30, 2013, we have leased approximately 15,000 rentable square feet in this region that was vacant at June 30, 2013 to five tenants. The new leases are scheduled to commence at various times throughout the remainder of 2013.
As of June 30, 2013, leases representing an aggregate of approximately 66,600 and 384,700 rentable square feet are scheduled to expire during the remainder of 2013 and in 2014, respectively, in this region. The aggregate rentable square feet under the leases scheduled to expire in this region during the remainder of 2013 and in 2014 represents approximately 3.8% of our occupied rentable square feet and 3.7% of our annualized base rental revenues in our total stabilized portfolio as of June 30, 2013.
Orange County.    Our Orange County stabilized portfolio of approximately 497,400 rentable square feet was 89.3% occupied with approximately 53,200 available rentable square feet as of June 30, 2013, compared to 92.0% occupied with approximately 39,700 available rentable square feet as of December 31, 2012. The decrease in occupancy is primarily attributable to the expiration of five leases.
As of June 30, 2013, leases representing an aggregate of approximately 24,800 and 57,200 rentable square feet are scheduled to expire during the remainder of 2013 and in 2014, respectively, in this region. The aggregate rentable square feet under leases scheduled to expire in 2013 and 2014 represents approximately 0.7% of our occupied rentable square feet and 0.6% of our annualized base rental revenues in our total stabilized portfolio as of June 30, 2013.
San Diego County.    Our San Diego County stabilized portfolio of 5.2 million rentable square feet was 87.6% occupied with approximately 648,300 available rentable square feet as of June 30, 2013 compared to 90.7% occupied with approximately 486,800 available rentable square feet as of December 31, 2012. The decrease in occupancy is primarily attributable to three lease expirations totaling approximately 209,760 rentable square feet. As of June 30, 2013, we have leased approximately 250,000 rentable square feet in this region that was vacant at June 30, 2013 to 13 tenants. The new leases are scheduled to commence at various times throughout the remainder of 2013.

As of June 30, 2013, leases representing an aggregate of approximately 156,400 and 470,400 rentable square feet are scheduled to expire during the remainder of 2013 in 2014, respectively, in this region. The aggregate rentable square feet under leases scheduled to expire in this region in 2013 and 2014 represents approximately 5.3% of our occupied rentable square feet and 3.3% of our annualized base rental revenues in our total stabilized portfolio as of June 30, 2013.
San Francisco Bay Area.    As of June 30, 2013, our San Francisco Bay Area stabilized portfolio of 2.3 million rentable square feet was 91.8% occupied with approximately 187,300 available rentable square feet, compared to 95.5% occupied with approximately 102,800 available rentable square feet as of December 31, 2012. The decrease in occupancy is primarily attributable to the expiration of eight leases. As of June 30, 2013, we have leased approximately 53,000 rentable square feet in this region that was vacant at June 30, 2013 to five tenants. The new leases are scheduled to commence at various times throughout the remainder of 2013.
As of June 30, 2013, leases representing an aggregate of approximately 31,000 and 218,500 rentable square feet are scheduled to expire during the remainder of 2013 and in 2014, respectively, in this region. The aggregate rentable square feet under leases scheduled to expire in this region during the remainder of 2013 and in 2014 represents approximately 2.1% of our occupied rentable square feet and 2.5% of our annualized base rental revenues in our total stabilized portfolio as of June 30, 2013.
Greater Seattle.    As of June 30, 2013, our Greater Seattle stabilized portfolio of 2.0 million rentable square feet was 95.7% occupied with approximately 87,400 available rentable square feet, compared to 93.3% occupied with approximately 116,100 available rentable square feet as of December 31, 2012. The increase in occupancy is primarily attributable to the acquisition of two office buildings encompassing approximately 320,400 rentable square feet that were 100.0% occupied as of June 30, 2013, as well as the commencement of two new leases comprising approximately 124,900 rentable square feet. These increases were offset by the expiration of two leases comprising approximately 113,800 rentable square feet. As of June 30, 2013, we have leased approximately 12,000 rentable square feet in this region that was vacant at June 30, 2013 to three tenants. The new leases are scheduled to commence in the third quarter of 2013.
As of June 30, 2013, leases representing an aggregate of approximately 18,300 and 108,800 rentable square feet are scheduled to expire during the remainder of 2013 and in 2014, respectively. The aggregate rentable square feet under leases scheduled to expire in this region during the remainder of 2013 and in 2014 represents approximately 1.1% of our occupied rentable square feet and 1.0% of our annualized base rental revenues in our total stabilized portfolio as of June 30, 2013.

Results of Operations

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
Management further evaluates Net Operating Income by evaluating the performance from the following property groups:

•
Same Store Properties - which includes the results of all of the office properties that were owned and included in our stabilized portfolio as of January 1, 2012 and still owned and included in the stabilized portfolio as of June 30, 2013;

•
Acquisition Properties - which includes the results, from the dates of acquisition through the periods presented, for the fourteen office buildings we acquired during 2012 and the two office buildings we acquired during the six months ended June 30, 2013;

•
Stabilized Redevelopment Properties - which includes the results generated by two office buildings that were moved into the stabilized portfolio upon completion of redevelopment in the fourth quarter of 2012; and

•
Other Properties - which includes the results of properties not included in our stabilized portfolio. These properties consist of two office buildings in "lease-up" and one office building that was moved from the stabilized portfolio during 2012 to development because the property is being repositioned.

The following table sets forth certain information regarding the property groups within our stabilized portfolio as of June 30, 2013:

Group	# of Buildings	Rentable Square Feet
Same Store Properties	97	10,988,744
Acquisition Properties	16	2,080,001
Stabilized Redevelopment Properties	2	410,046

Total Stabilized Portfolio	115	13,478,791

Comparison of the Three Months Ended June 30, 2013 to the Three Months Ended June 30, 2012
The following table reconciles our Net Operating Income, as defined, to our net income for the three months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Dollar Change	Percentage Change
	2013	2012
	($ in thousands)
Reconciliation to Net Income:
Net Operating Income, as defined	$88,418	$68,430	$19,988	29.2%
Unallocated (expense) income:
General and administrative expenses	(9,855)	(9,251)	(604)	6.5
Acquisition-related expenses	(164)	(1,813)	1,649	(91.0)
Depreciation and amortization	(49,304)	(38,065)	(11,239)	29.5
Interest income and other net investment gains (losses)	19	(110)	129	117.3
Interest expense	(19,434)	(19,155)	(279)	1.5
Income from continuing operations	9,680	36	9,644	26,788.9
Income from discontinued operations	423	2,241	(1,818)	(81.1)
Net income	$10,103	$2,277	$7,826	343.7%

The following tables summarize the Net Operating Income, as defined, for our total portfolio for the three months ended June 30, 2013 and 2012.

	Three months ended June 30,
	2013					2012
	Same Store	Acquisitions Properties	Stabilized Redevelopment	Other	Total	Same Store	Acquisitions Properties	Stabilized Redevelopment	Other	Total
	(in thousands)					(in thousands)
Operating revenues:
Rental income	$83,311	$18,011	$3,464	$3,556	$108,342	$83,370	$3,832	$4	$1,268	$88,474
Tenant reimbursements	7,578	2,385	281	155	10,399	7,219	822	—	61	8,102
Other property income	5,558	179	—	—	5,737	302	233	—		535
Total	96,447	20,575	3,745	3,711	124,478	90,891	4,887	4	1,329	97,111
Property and related expenses:
Property expenses	19,308	3,923	607	894	24,732	18,488	717	152	549	19,906
Real estate taxes	7,758	1,808	367	506	10,439	7,435	364	—	361	8,160
Provision for bad debts	—	—	—	—	—	—	—	—	—	—
Ground leases	418	313	4	154	889	417	103	2	93	615
Total	27,484	6,044	978	1,554	36,060	26,340	1,184	154	1,003	28,681
Net Operating Income (Loss), as defined	$68,963	$14,531	$2,767	$2,157	$88,418	$64,551	$3,703	$(150)	$326	$68,430

	Three Months Ended June 30, 2013 as compared to the Three Months Ended June 30, 2012
	Same Store		Acquisition Properties		Stabilized Redevelopment		Other		Total
	Dollar Change	% Change	Dollar Change	% Change	Dollar Change	% Change	Dollar Change	% Change	Dollar Change	% Change
	($ in thousands)
Operating revenues:
Rental income	$(59)	(0.1)%	$14,179	370.0%	$3,460	86,500.0%	$2,288	180.4%	$19,868	22.5%
Tenant reimbursements	359	5.0	1,563	190.1	281	100.0	94	154.1	2,297	28.4
Other property income	5,256	1,740.4	(54)	100.0	—	—	—	—	5,202	972.3
Total	5,556	6.1	15,688	321.0	3,741	93,525.0	2,382	179.2	27,367	28.2
Property and related expenses:
Property expenses	820	4.4	3,206	447.1	455	299.3%	345	62.8	4,826	24.2
Real estate taxes	323	4.3	1,444	396.7	367	100.0	145	40.2	2,279	27.9
Provision for bad debts	—	—	—	—	—	—	—	—	—	—
Ground leases	1	0.2	210	203.9	2	100.0	61	65.6	274	44.6
Total	1,144	4.3	4,860	410.5	824	535.1	551	54.9	7,379	25.7
Net Operating Income, as defined	$4,412	6.8%	$10,828	292.4%	$2,917	(1,944.7)%	$1,831	561.7%	$19,988	29.2%

Net Operating Income increased $20.0 million, or 29.2%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 primarily resulting from:

•	An increase of $10.8 million attributable to the Acquisition Properties;

•	An increase of $4.4 million attributable to the Same Store Properties primarily resulting from:

•
An increase in other property income of $5.3 million primarily due to a receipt of a settlement payment related to property damage at one of our properties. Other property income for both periods consist primarily of lease termination fees and other miscellaneous income;

•	A partially offsetting increase in property and related expenses of $1.1 million primarily resulting from:

•	An increase of $0.8 million in property expenses primarily as a result of:

◦
an increase in certain recurring operating costs of approximately $1.3 million primarily related to property management expenses, insurance, other service-related costs and $0.2 million of non-recurring legal fees; partially offset by

◦
a receipt of approximately $0.4 million in insurance proceeds during the three months ended June 30, 2013, which were recorded as reduction of property expenses because the charge for the related property damage was recorded as property expenses in prior periods; and

◦	a reduction of repairs and maintenance expense of $0.3 million related to non-recurring expenses incurred in the three months ended June 30, 2012;

•	An increase in real estate taxes of $0.3 million primarily as a result of higher taxes at several properties and property tax refunds received in in 2012 that related to prior periods; and

•
Rental income remained flat due to additional revenue resulting from an increase in tenant renewals and new leases at higher rental rates, offset by a decrease in average occupancy of 1.7%, from 91.5% for the three months ended June 30, 2012, to 89.8% for the three months ended June 30, 2013;

•	An increase in tenant reimbursements of $0.4 million primarily resulting from an increase in reimbursable property expenses and real estate taxes;

•	An increase of $2.9 million attributable to the Stabilized Redevelopment Properties; and

•	An increase of $1.8 million attributable to the Other Properties primarily resulting from income generated in 2013 from:

•	one redevelopment property in lease-up that was 50% occupied at June 30, 2013. The tenant took occupancy of this space in June 2012; and

•	one redevelopment property in lease-up that was 55% occupied at June 30, 2013. The tenant took occupancy of this space in July 2012.

Other Expenses and Income
General and Administrative Expenses
General and administrative expenses increased $0.6 million, or 6.5%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 primarily attributable to an increase in payroll and administrative costs associated with the growth of the Company and higher payroll costs associated with the renegotiation of our Chief Operating Officer's employment agreement in April 2013.
Depreciation and Amortization
Depreciation and amortization increased by $11.2 million, or 29.5%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, primarily related to the Acquisition Properties.
Interest Expense
The following table sets forth our gross interest expense, including debt discounts/premiums and loan cost amortization, net of capitalized interest, including capitalized debt discounts/premiums and loan cost amortization for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013	2012	Dollar Change	Percentage Change
	($ in thousands)
Gross interest expense	$27,914	$23,489	$4,425	18.8%
Capitalized interest	(8,480)	(4,334)	(4,146)	95.7%
Interest expense	$19,434	$19,155	$279	1.5%
Gross interest expense, before the effect of capitalized interest, increased $4.4 million, or 18.8%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 resulting from an increase in our average outstanding debt balances partially offset by a decrease in our weighted average GAAP effective interest rate, which includes the impact of debt discounts and premiums, from approximately 5.5% during the three months ended June 30, 2012 to approximately 4.8% during the three months ended June 30, 2013.
Capitalized interest increased $4.1 million, or 95.7%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 primarily attributable to an increase in our development and redevelopment activity, which resulted in higher average asset balances qualifying for interest capitalization.

Comparison of the Six Months Ended June 30, 2013 to the Six Months Ended June 30, 2012

The following tables summarize the Net Operating Income, as defined, for our total portfolio for the six months ended June 30, 2013 and 2012.

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2013	2012
	($ in thousands)
Reconciliation to Net Income:
Net Operating Income, as defined	$170,863	$136,221	$34,642	25.4%
Unallocated (expense) income:
General and administrative expenses	(19,524)	(18,018)	(1,506)	8.4
Acquisition-related expenses	(819)	(3,341)	2,522	(75.5)
Depreciation and amortization	(99,695)	(72,717)	(26,978)	37.1
Interest income and other net investment gains	411	374	37	9.9
Interest expense	(39,168)	(40,318)	1,150	(2.9)
Income from continuing operations	12,068	2,201	9,867	448.3
Income from discontinued operations	423	78,747	(78,324)	(99.5)
Net income	$12,491	$80,948	$(68,457)	(84.6)%

The following tables summarize the Net Operating Income, as defined, for our total portfolio for the six months ended June 30, 2013 and 2012.

	Six Months Ended June 30,
	2013					2012
	Same Store	Acquisitions Properties	Stabilized Redevelopment	Other	Total	Same Store	Acquisitions Properties	Stabilized Redevelopment	Other	Total
	(in thousands)					(in thousands)
Operating revenues:
Rental income	$166,994	$36,238	$5,979	$6,511	$215,722	$165,568	$4,789	$9	$2,457	$172,823
Tenant reimbursements	14,797	4,690	528	271	20,286	14,076	1,043	—	163	15,282
Other property income	5,648	318	—	1	5,967	1,168	233	—	2	1,403
Total	187,439	41,246	6,507	6,783	241,975	180,812	6,065	9	2,622	189,508
Property and related expenses:
Property expenses	37,853	7,948	974	1,730	48,505	34,130	861	236	811	36,038
Real estate taxes	15,714	3,429	639	994	20,776	14,654	494	—	677	15,825
Provision for bad debts	95	—	—	—	95	2	—	—	—	2
Ground leases	835	622	6	273	1,736	835	106	6	475	1,422
Total	54,497	11,999	1,619	2,997	71,112	49,621	1,461	242	1,963	53,287
Net Operating Income (Loss), as defined	$132,942	$29,247	$4,888	$3,786	$170,863	$131,191	$4,604	$(233)	$659	$136,221

	Six Months Ended June 30, 2013 as compared to the Six Months Ended June 30, 2012
	Same Store		Acquisitions		Stabilized Redevelopment		Other		Total
	Dollar Change	% Change	Dollar Change	% Change	Dollar Change	% Change	Dollar Change	% Change	Dollar Change	% Change
							($ in thousands)
Operating revenues:
Rental income	$1,426	0.9%	$31,449	656.7%	$5,970	66,333.3%	$4,054	165.0%	$42,899	24.8%
Tenant reimbursements	721	5.1	3,647	349.7	528	100.0	108	66.3	5,004	32.7
Other property income	4,480	383.6	85	36.5	—	—	(1)	100.0	4,564	325.3
Total	6,627	3.7	35,181	580.1	6,498	72,200.0	4,161	158.7	52,467	27.7
Property and related expenses:
Property expenses	3,723	10.9	7,087	823.1	738	312.7	919	113.3	12,467	34.6
Real estate taxes	1,060	7.2	2,935	594.1	639	100.0	317	46.8	4,951	31.3
Provision for bad debts	93	4,650.0	—	—	—	—	—	—	93	4,650.0
Ground leases	—	—	516	486.8	—	—	(202)	(42.5)	314	22.1
Total	4,876	9.8	10,538	721.3	1,377	569.0	1,034	52.7	17,825	33.5
Net Operating Income, as defined	$1,751	1.3%	$24,643	535.3%	$5,121	2,197.9%	$3,127	(474.5)%	$34,642	25.4%

Net Operating Income increased $34.6 million, or 25.4%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 primarily resulting from:

•	An increase of $24.6 million attributable to the Acquisition Properties;

•	An increase of $1.8 million attributable to the Same Store Properties primarily resulting from:

•
An increase in other property income of $4.5 million primarily due to the receipt of a $5.2 million property damage settlement payment at one of our properties offset by a $0.7 million property damage settlement payment received for the six months ended June 30, 2012 for two of our properties. Other property income for both periods consist primarily of lease termination fees and other miscellaneous income;

•	A partially offsetting increase in property and related expenses of $4.9 million primarily resulting from:

•
An increase of $3.7 million in property expenses primarily as a result of an increase in certain recurring operating costs primarily related to property management expenses, insurance, other service-related costs and $0.5 million of non-recurring real estate taxes; and

•
An increase in real estate taxes of $1.1 million primarily as a result of a net decrease of $0.5 million of property tax refunds received that related to prior periods and customary real estate tax increases;

•
An increase in rental income of $1.4 million due to additional rental revenue resulting from an increase in tenant renewals and new leases at higher rental rates, partially offset by a decrease in average occupancy of 1.8%, from 92.0% for the six months ended June 30, 2012, to 90.2% for the six months ended June 30, 2013;

•	An increase in tenant reimbursements of $0.7 million primarily resulting from an increase in reimbursable property expenses and real estate taxes;

•	An increase of $5.1 million attributable to the Stabilized Redevelopment Properties; and

•	An increase of $3.1 million attributable to the Other Properties primarily resulting from income generated in 2013 from:

•	one redevelopment property in lease-up that was 50% occupied at June 30, 2013. The tenant took occupancy of this space in June 2012; and

•	one redevelopment property in lease-up that was 55% occupied at June 30, 2013. The tenant took occupancy of this space in July 2012.

Other Expenses and Income
General and Administrative Expenses
General and administrative expenses increased $1.5 million, or 8.4%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily attributable to an increase in compensation expense related to the February 2012 stock option grants made to our senior management team, higher payroll costs associated with the March 2012 and April 2013 renegotiations of our Chief Executive Officer's and Chief Operating Officer's employment agreements and an increase in payroll and administrative costs associated with the growth of the Company.
Depreciation and Amortization
Depreciation and amortization increased by $27.0 million, or 37.1%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, primarily related to the Acquisition Properties.
Interest Expense
The following table sets forth our gross interest expense, including debt discounts/premiums and loan cost amortization, net of capitalized interest, including capitalized debt discounts/premiums and loan cost amortization for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012	Dollar Change	Percentage Change
	($ in thousands)
Gross interest expense	$55,380	$48,483	$6,897	14.2%
Capitalized interest	(16,212)	(8,165)	(8,047)	98.6%
Interest expense	$39,168	$40,318	$(1,150)	(2.9)%
Gross interest expense, before the effect of capitalized interest, increased $6.9 million, or 14.2%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 resulting from an increase in our average outstanding debt balances partially offset by a decrease in our weighted average GAAP effective interest rate, which includes the impact of debt discounts and premiums, from approximately 5.7% during the six months ended June 30, 2012 to approximately 4.8% during the six months ended June 30, 2013.
Capitalized interest increased $8.0 million, or 98.6%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily attributable to an increase in our development and redevelopment activity, which resulted in higher average asset balances qualifying for interest capitalization.

Liquidity and Capital Resources of the Company
In this "Liquidity and Capital Resources of the Company" section, the term the "Company" refers only to Kilroy Realty Corporation on an unconsolidated basis and excludes the Operating Partnership and all other subsidiaries.
The Company's business is operated primarily through the Operating Partnership. Distributions from the Operating Partnership are the Company's source of capital. The Company believes the Operating Partnership's sources of working capital, specifically its cash flow from operations and borrowings available under its revolving credit facility, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its preferred and common stockholders for the next twelve months. Cash flows from operating activities generated by the Operating Partnership for the three and six months ended June 30, 2013 were sufficient to cover the Company's payment of cash dividends to its stockholders. However, there can be no assurance that the Operating Partnership's sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distributions to the Company. The unavailability of capital could adversely affect the Operating Partnership's ability to make distributions to the Company, which would in turn, adversely affect the Company's ability to pay cash dividends to its stockholders.
The Company is a well-known seasoned issuer and the Company and the Operating Partnership have an effective shelf registration statement that provides for the public offering and sale from time to time by the Company of its preferred stock, common stock, depository shares and guarantees of debt securities and by the Operating Partnership of its debt securities, in each case in unlimited amounts. The Company evaluates the capital markets on an ongoing basis for opportunities to raise capital, and, as circumstances warrant, the Company and the Operating Partnership may issue securities of all of these types in one or more offerings at any time and from time to time on an opportunistic basis, depending upon, among other things, market conditions, available pricing and capital needs. When the Company receives proceeds from the sales of its preferred or common stock, it is required by the Operating Partnership's partnership agreement to contribute the net proceeds from those sales to the Operating Partnership in exchange for corresponding preferred or common partnership units of the Operating Partnership. The Operating Partnership may use these proceeds and proceeds from the sale of its debt securities to repay debt, including borrowings under its revolving credit facility, to develop new or existing properties, to make acquisitions of properties or portfolios of properties, or for general corporate purposes.
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
On May 23, 2013, the Board of Directors declared a regular quarterly cash dividend of $0.35 per common share payable on July 17, 2013 to stockholders of record on June 28, 2013 and caused a $0.35 per Operating Partnership unit cash distribution to be paid in respect of the Operating Partnership's common limited partnership interests, including those owned by the Company. The total quarterly dividends and distributions paid on July 17, 2013 was $27.1 million.

On May 23, 2013, the Board of Directors declared a dividend of $0.42969 per share on the Series G Preferred Stock and $0.39844 per share on the Series H Preferred Stock for the period commencing on and including May 15, 2013 and ending on and including August 14, 2013. The dividend will be payable on August 15, 2013 to Series G Preferred and Series H Preferred stockholders of record on July 31, 2013. The quarterly dividends payable on August 15, 2013 to Series G and Series H Preferred stockholders total $3.3 million.
Capitalization
As of June 30, 2013, our total debt as a percentage of total market capitalization was 33.3% and our total debt and liquidation value of our preferred equity as a percentage of total market capitalization was 36.3%, which was calculated based on the closing price per share of the Company's common stock of $53.01 on June 30, 2013 as shown in the following table:

	Shares/Units at June 30, 2013	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
	($ in thousands)
Debt:
Unsecured Revolving Credit Facility		$—	—%
Unsecured Term Loan Facility		150,000	2.3
4.25% Unsecured Exchangeable Notes due 2014(1)		172,500	2.7
Unsecured Senior Notes due 2014		83,000	1.3
Unsecured Senior Notes due 2015(1)		325,000	5.0
Unsecured Senior Notes due 2018(1)		325,000	5.0
Unsecured Senior Notes due 2020(1)		250,000	3.9
Unsecured Senior Notes due 2023(1)		300,000	4.6
Secured debt(1)		552,328	8.5
Total debt		2,157,828	33.3
Equity and Noncontrolling Interests:
6.875% Series G Cumulative Redeemable Preferred stock(2)	4,000,000	100,000	1.5
6.375% Series H Cumulative Redeemable Preferred stock(2)	4,000,000	100,000	1.5
Common limited partnership units outstanding(3)(4)	1,821,503	96,558	1.5
Common shares outstanding(4)	75,710,907	4,013,435	62.2
Total equity and noncontrolling interests		4,309,993	66.7
Total Market Capitalization		$6,467,821	100.0%
________________________

(1)	Represents gross aggregate principal amount due at maturity before the effect of net unamortized premiums as of June 30, 2013.

(2)	Value based on $25.00 per share liquidation preference.

(3)	Represents common units not owned by the Company.

(4)	Value based on closing price per share of our common stock of $53.01 as of June 30, 2013.

Liquidity and Capital Resources of the Operating Partnership
In this "Liquidity and Capital Resources of the Operating Partnership" section, the terms "we," "our," and "us" refer to the Operating Partnership or the Operating Partnership and the Company together, as the context requires.
General
Our primary liquidity sources and uses are as follows:
Liquidity Sources

•	Net cash flow from operations;

•	Borrowings under the Operating Partnership's revolving credit facility and term loan facility;

•	Proceeds from additional secured or unsecured debt financings;

•	Proceeds from public or private issuance of debt or equity securities; and

•	Proceeds from the disposition of nonstrategic assets through our capital recycling program.
Liquidity Uses

•	Property or undeveloped land acquisitions;

•	Property operating and corporate expenses;

•	Capital expenditures, tenant improvement and leasing costs;

•	Debt service and principal payments, including debt maturities;

•	Distributions to common and preferred security holders;

•	Development and redevelopment costs; and

•	Outstanding debt repurchases.
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
Summary of 2013 Funding Transactions
We continue to be active in the capital markets to finance our acquisition and development activity and our continued desire to improve our debt maturities and lower our overall weighted average cost of capital. This was primarily a result of the following transactions:
Capital Markets

•
During the six months ended June 30, 2013 we issued and sold a total of 814,408 of our common stock shares under our at−the−market stock offering program at a weighted average price of $53.66 per share before selling commissions. The net offering proceeds, after deducting sales agent compensation, of approximately $42.8 million were contributed to the Operating Partnership (see "— Liquidity Sources" below for additional information).

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

After the effect of these aforementioned transactions, as of June 30, 2013, we had approximately $107.8 million of cash on hand and no outstanding borrowings on our revolving credit facility.

Liquidity Sources
Credit Facility
The following table summarizes the balance and terms of our revolving credit facility as of June 30, 2013 and December 31, 2012, respectively:

	June 30, 2013	December 31, 2012
	(in thousands)
Outstanding borrowings(1)	$—	$185,000
Remaining borrowing capacity	500,000	315,000
Total borrowing capacity(2)	$500,000	$500,000
Interest rate(3)		1.66%
Facility fee - annual rate(4)	0.300%
Maturity date(5)	April 2017
________________________

(1)	As of June 30, 2013, there were no outstanding borrowings on the revolving credit facility
(2) We may elect to borrow, subject to bank approval, up to an additional $200.0 million under an accordion feature under the terms of the revolving credit facility.

(3)
The revolving credit facility interest rate was calculated based on an annual rate of LIBOR plus 1.450% as of both June 30, 2013 and December 31, 2012. No interest rate is shown as of June 30, 2013 because no borrowings were outstanding.

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
As part of our capital recycling program, we completed the sale of one office building to an unaffiliated third party during the three months ended June 30, 2013. Cash proceeds totaled approximately $14.7 million, resulting in a gain on sale of approximately $0.4 million (see Note 2 to our consolidated financial statements included in this report for additional information). In addition, we anticipate that we could dispose of approximately $150 million - $300 million of additional operating properties and/or undeveloped land during the next 12 -18 months in connection with our capital recycling program.
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
At-The-Market Stock Offering Program
Under our at-the-market stock offering program, which commenced in July 2011, we may offer and sell shares of our common stock having an aggregate gross sales price of up to $200.0 million from time to time in "at the market" offerings. The following table sets forth information regarding sales of our common stock under our at-the-market offering program for the three and six months ended June 30, 2013:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	(in millions, except share and per share data)
Common shares sold during the period	360,729	814,408
Weighted average price per common share	$54.93	$53.66
Aggregate gross proceeds	$19.8	$43.7
Aggregate net proceeds after sales agent compensation	$19.4	$42.8

The proceeds from the sales were used to fund development and redevelopment expenditures and general corporate purposes. Since commencement of the program, we have sold 1,956,831 shares of common stock and, as of June 30, 2013, approximately $106.3 million remains available to be sold under this program. Actual future sales will depend upon a variety of factors including but not limited to market conditions, the trading price of the Company's common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.
Shelf Registration Statement
As discussed above under “-Liquidity and Capital Resources of the Company,” the Company is a well-known seasoned issuer and the Company and the Operating Partnership have an effective shelf registration statement that provides for the public offering and sale from time to time by the Company of its preferred stock, common stock, depository shares and guarantees of debt securities and by the Operating Partnership of its debt securities, in each case in unlimited amounts. The Company evaluates the capital markets on an ongoing basis and, as circumstances warrant, the Company and the Operating Partnership may issue securities of all of these types in one or more offerings at any time and from time to time on an opportunistic basis, depending upon, among other things, market conditions, available pricing and capital needs. When the Company receives proceeds from the sales of its preferred or common stock, it is required by the Operating Partnership's partnership agreement to contribute the net proceeds from those sales to the Operating Partnership in exchange for corresponding preferred or common partnership units of the Operating Partnership. The Operating Partnership may use these proceeds and proceeds from the sale of its debt securities to repay debt, including borrowings under its revolving credit facility, to develop new or existing properties, to make acquisitions of properties or portfolios of properties, or for general corporate purposes.
Exchangeable Notes, Unsecured Debt, and Secured Debt
The aggregate principal amount of our 4.25% Exchangeable Notes, unsecured debt, and secured debt of the Operating Partnership outstanding as of June 30, 2013 was as follows:

Aggregate Principal Amount Outstanding
(in thousands)
Unsecured Term Loan Facility due 2016	$150,000
4.25% Exchangeable Notes due 2014 (1)	172,500
Unsecured Senior Notes due 2014	83,000
Unsecured Senior Notes due 2015 (1)	325,000
Unsecured Senior Notes due 2018 (1)	325,000
Unsecured Senior Notes due 2020 (1)	250,000
Unsecured Senior Notes due 2023 (1)	300,000
Secured Debt (1)	552,328
Total Exchangeable Notes, Unsecured Debt, and Secured Debt	$2,157,828
________________________

(1)	Represents gross aggregate principal amount before the effect of the unamortized discounts and premiums as of June 30, 2013.
Debt Composition
The composition of the Operating Partnership's aggregate debt balances between secured and unsecured and fixed-rate and variable-rate debt as of June 30, 2013 and December 31, 2012 was as follows:

	Percentage of Total Debt		Weighted Average Interest Rate
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Secured vs. unsecured:
Unsecured(1)	74.4%	72.9%	4.7%	4.5%
Secured	25.6	27.1	5.2	5.2
Variable-rate vs. fixed-rate:
Variable-rate	7.0	16.4	2.0	1.8
Fixed-rate(1)	93.0	83.6	5.0	5.3
Stated rate(1)			4.8	4.7
GAAP effective rate(2)			4.8	4.7
GAAP effective rate including debt issuance costs			5.1%	5.1%
________________________

(1)	Excludes the impact of the amortization of any debt discounts/premiums.

(2)	Includes the impact of the amortization of any debt discounts/premiums, excluding debt issuance costs.

Liquidity Uses
Contractual Obligations
The following table provides information with respect to our contractual obligations as of June 30, 2013. The table: (i) indicates the maturities and scheduled principal repayments of our secured debt, 4.25% Exchangeable Notes, unsecured debt, and revolving credit facility; (ii) indicates the scheduled interest payments of our fixed-rate and variable-rate debt as of June 30, 2013; (iii) provides information about the minimum commitments due in connection with our ground lease obligations and other lease and contractual commitments; and (iv) provides estimated redevelopment and development commitments as of June 30, 2013. Note that the table does not reflect our available debt maturity extension options and reflects gross aggregate principal amounts before the effect of unamortized discounts/premiums.

	Payment Due by Period
	Less than 1 Year (Remainder of 2013)	1–3 Years (2014-2015)	4–5 Years (2016-2017)	More than 5 Years (After 2017)	Total
	(in thousands)
Principal payments—secured debt (1)	$6,458	$79,950	$171,179	$294,741	$552,328
Principal payments—4.25% Exchangeable Notes (2)	—	172,500	—	—	172,500
Principal payments—unsecured debt (3)	—	408,000	150,000	875,000	1,433,000
Interest payments—fixed-rate debt (4)	57,253	182,655	121,802	151,875	513,585
Interest payments—variable-rate debt (5)	1,475	5,850	705	—	8,030
Ground lease obligations (6)	2,138	6,190	6,190	160,007	174,525
Lease and contractual commitments (7)	76,212	3,891	—	—	80,103
Redevelopment and development commitments (8)	156,000	278,000	—	—	434,000
Total	$299,536	$1,137,036	$449,876	$1,481,623	$3,368,071
________________________

(1)	Represents gross aggregate principal amount before the effect of the unamortized premium of approximately $16.7 million as of June 30, 2013.

(2)	Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $6.4 million as of June 30, 2013.

(3)	Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $2.0 million as of June 30, 2013.

(4)
As of June 30, 2013, 93.0% of our debt was contractually fixed. The information in the table above reflects our projected interest rate obligations for these fixed−rate payments based on the contractual interest rates, interest payment dates, and scheduled maturity dates.

(5)
As of June 30, 2013, 7.0% of our debt bore interest at variable rates which was incurred under the term loan facility. The variable interest rate payments are based on LIBOR plus a spread of 1.750% as of June 30, 2013. The information in the table above reflects our projected interest rate obligations for these variable−rate payments based on outstanding principal balances as of June 30, 2013, the scheduled interest payment dates, and the contractual maturity dates.

(6)	Reflects minimum lease payments through the contractual lease expiration date before the impact of extension options.

(7)	Amounts represent commitments under signed leases and contracts for operating properties, excluding tenant-funded tenant improvements. The timing of these expenditures may fluctuate.

(8)
Amounts represent commitments under signed leases for pre-leased development projects and contractual commitments for lease-up projects and projects under construction as of June 30, 2013. The timing of these expenditures may fluctuate based on the ultimate progress of construction. This table also reflects the November 2012 exercise of the purchase option to acquire the land under a ground lease at one of our redevelopment properties before the end of 2013 for a purchase price of $27.5 million to be paid upon closing.

Other Potential Liquidity Uses
In 2012, we acquired 14 buildings for approximately $454.8 million in cash, and through June 30, 2013, we have acquired two buildings for approximately $85.7 million in cash. All of these transactions were funded through various capital raising activities and, in selected instances, the assumption of existing indebtedness. In addition, in 2012, we acquired six development property project opportunities for approximately $333.9 million in cash and other assumed liabilities. We continually evaluate acquisition and development opportunities as they arise.
In addition to ongoing and potential acquisitions of office properties, we have increased our focus on the acquisition of undeveloped land and development and redevelopment opportunities. As of June 30, 2013, we had five development projects under construction. These projects have a total estimated investment of approximately $856.5 million, of which we have incurred approximately $410.5 million as of June 30, 2013. In addition, we currently have additional development projects that we may commence construction on in the remainder of 2013. If these projects commence, we could invest between $90 million and $110 million in addition to the above commitments. This estimate is based on market conditions and our anticipation of project approvals. Actual costs could vary depending on changes in circumstances. Ultimate timing of these expenditures may fluctuate given the ultimate progress and leasing status of the projects.

As of the filing date of this report, we are in various stages of negotiation on other potential future acquisition opportunities, including an operating property. We expect that any material acquisitions or development activities will be funded with borrowings under the revolving credit facility, the public or private issuance of debt or equity securities, the disposition of assets under our capital recycling program or through the assumption of existing debt.
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
Debt Covenants
The revolving credit facility, term loan facility, unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key existing financial covenants and their covenant levels include:

Revolving Credit Facility and Term Loan Facility (as defined in the applicable Credit Agreements):	Covenant Level	Actual Performance at June 30, 2013
Total debt to total asset value	less than 60%	37%
Fixed charge coverage ratio	greater than 1.5x	2.3x
Unsecured debt ratio	greater than 1.67x	2.40x
Unencumbered asset pool debt service coverage	greater than 2.0x	3.4x

Unsecured Senior Notes due 2015, 2018, 2020 and 2023 (as defined in the applicable Indentures):
Total debt to total asset value	less than 60%	42%
Interest coverage	greater than 1.5x	3.9x
Secured debt to total asset value	less than 40%	11%
Unencumbered asset pool value to unsecured debt	greater than 150%	251%
The Operating Partnership was in compliance with all its debt covenants as of June 30, 2013. Our current expectation is that the Operating Partnership will continue to meet the requirements of its debt covenants in both the short and long term. However, in the event of a renewed economic slow down or continued volatility in the credit markets, there is no certainty that the Operating Partnership will be able to continue to satisfy all the covenant requirements.

Consolidated Historical Cash Flow Summary
Our historical cash flow activity for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 is as follows:

	Six Months Ended June 30,
	2013	2012	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$107,004	$78,633	$28,371	36.1%
Net cash used in investing activities	(20,622)	(301,592)	280,970	(93.2)%
Net cash provided by financing activities	4,741	236,293	(231,552)	(98.0)%
Operating Activities
Our cash flows from operations depends on numerous factors including the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, the level of operating expenses, the impact of property acquisitions and related financing activities, and other general and administrative costs. Our net cash provided by operating activities increased by $28.4 million, or 36.1%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily as a result of an increase in cash Net Operating Income generated from our Acquisition Portfolio. See additional information under the caption "−Results of Operations."
Investing Activities
Our cash flows from investing activities is generally comprised of uses to fund property, development and redevelopment acquisitions, recurring and nonrecurring capital expenditures for our operating properties, and development and redevelopment projects, net of proceeds received from property dispositions. Our net cash used by investing activities decreased by $281.0 million, or 93.2%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The net decrease was primarily attributable to the receipt of $228.3 million of restricted cash from escrow during the six months ended June 30, 2013 related to proceeds from the sale of our industrial portfolio that was set aside at December 31, 2012 to facilitate Section 1031 Exchanges, a decrease of approximately $263.1 million of cash paid for acquisitions as compared to the prior period, and and a decrease of $128.8 million of net proceeds received from dispositions as compared to the prior period. This net decrease was offset by an increase of $99.1 million attributable to the increased activity in our redevelopment and development activity.
Financing Activities
Our net cash provided by financing activities is principally impacted by our capital raising activities, net of dividends and distributions paid to common and preferred security holders. Net cash provided by financing activities decreased by $231.6 million, or 98.0%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily due to the timing of significant equity raising activities totaling approximately $378.1 million in the prior year period offset by lower proceeds generated from debt financing activities generated for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Off-Balance Sheet Arrangements
As of June 30, 2013 and as of the date this report was filed, we did not have any off-balance sheet transactions, arrangements, or obligations, including contingent obligations.

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
The following table presents our FFO for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Net income (loss) available to common stockholders	$6,633	$(800)	$5,730	$66,740
Adjustments:
Net income (loss) attributable to noncontrolling common units of the Operating Partnership	157	(20)	135	1,775
Depreciation and amortization of real estate assets	48,787	40,328	98,798	76,792
Net gain on dispositions of discontinued operations	(423)	—	(423)	(72,809)
Funds From Operations(1)(2)	$55,154	$39,508	$104,240	$72,498
________________________

(1)	Reported amounts are attributable to common stockholders and common unitholders.

(2)
FFO includes amortization of deferred revenue related to tenant-funded tenant improvements of $2.5 million and $2.2 million for the three months ended June 30, 2013 and 2012 respectively, and $5.0 million and $4.5 million for the six months ended June 30, 2013 and 2012 respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary market risk we face is interest rate risk. We mitigate this risk by following established risk management policies and procedures. These policies include maintaining prudent amounts of debt, including a greater amount of fixed−rate debt as compared to variable−rate debt in our portfolio, and may include the periodic use of derivative instruments. As of June 30, 2013 and December 31, 2012, we did not have any interest−rate sensitive derivative assets or liabilities.
Information about our changes in interest rate risk exposures from December 31, 2012 to June 30, 2013 is incorporated herein by reference from "Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Operating Partnership.”
Market Risk
As of June 30, 2013, approximately 7.0% of our total outstanding debt of $2.2 billion was subject to variable interest rates. The remaining 93.0% bore interest at fixed rates. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes.
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
We generally determine the fair value of our secured debt, revolving credit facility, and unsecured term loan facility by performing discounted cash flow analyses using an appropriate market discount rate. We calculate the market rate by obtaining period−end treasury rates for maturities that correspond to the maturities of our fixed−rate debt and then adding an appropriate credit spread based on information obtained from third−party financial institutions. We calculate the market rate of our revolving credit facility and unsecured term loan facility by obtaining the period−end LIBOR rate and then adding an appropriate credit spread based on information obtained from third−party financial institutions. These credit spreads take into account factors, including but not limited to, our credit profile, the tenure of the debt, amortization period, whether the debt is secured or unsecured, and the loan−to−value ratio of the debt to the collateral. These calculations are significantly affected by the assumptions used, including the discount rate, credit spreads, and estimates of future cash flow. We determine the fair value of the liability component of our 4.25% Exchangeable Notes by performing discounted cash flow analyses using an appropriate market interest rate based upon spreads for our publicly traded debt. We determine the fair value of each of our publicly traded unsecured senior notes based on their quoted trading price at the end of the reporting period. See Note 11 to our consolidated financial statements included in this report for additional information on the fair value of our financial assets and liabilities as of June 30, 2013 and December 31, 2012.
As of June 30, 2013, the total outstanding balance of our variable−rate debt was comprised of borrowings on our unsecured term loan facility of $150.0 million, which was indexed to LIBOR plus a spread of 1.750%. As of December 31, 2012, the total outstanding balance of our variable−rate debt was comprised of borrowings on our revolving credit facility of $185.0 million and borrowings on our unsecured term loan facility of $150.0 million, which were indexed to LIBOR plus a spread of 1.450% (weighted average interest rate of 1.66%) and 1.750% (weighted average interest rate of 1.97%), respectively. Assuming no changes in the outstanding balance of our existing variable−rate debt as of June 30, 2013, a 100 basis point increase in the LIBOR rate would increase our projected annual interest expense, before the effect of capitalization, by approximately $1.5 million. Comparatively, if interest rates were 100 basis points higher as of December 31, 2012, our projected annual interest expense, before the effect of capitalization, would have been $3.4 million higher.
The total carrying value of our fixed−rate debt, including our 4.25% Exchangeable Notes, was approximately $2.0 billion and $1.7 billion as of June 30, 2013 and December 31, 2012, respectively. The total estimated fair value of our fixed−rate debt was approximately $2.1 billion and $1.9 billion as of June 30, 2013 and December 31, 2012, respectively. For sensitivity purposes, a 100 basis point increase in the discount rate equates to a decrease in the total fair value of our fixed−rate debt of approximately $87.7 million, or 4.1%, as of June 30, 2013. Comparatively, a 100 basis point increase in the discount rate equates to a decrease in the total fair value of our fixed−rate debt of approximately $71.8 million, or 3.8%, as of December 31, 2012.

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
As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2013, the end of the period covered by this report. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded, as of that time, that disclosure controls and procedures were effective at the reasonable assurance level.
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
As required by SEC Rule 13a-15(b), the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2013, the end of the period covered by this report. Based on the foregoing, the Operating Partnership's Chief Executive Officer and Chief Financial Officer concluded, as of that time, that disclosure controls and procedures were effective at the reasonable assurance level.
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
We and our properties are subject to routine litigation incidental to our business. These matters are generally covered by insurance. As of June 30, 2013, we are not a defendant in, and our properties are not subject to, any legal proceedings that we believe, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations, or cash flows.

ITEM 1A.	RISK FACTORS

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers' financial condition, and disputes between us and our co-venturers and could expose us to potential liabilities and losses.
As described more fully in Note 2 to our consolidated financial statements included in this report, on June 27, 2013, we entered into an agreement with an unaffiliated third party and formed a new consolidated subsidiary, Redwood City Partners, LLC, to ultimately develop and operate a new office complex in Redwood City, California. We are the managing member and expect to eventually own 93% of Redwood City Partners, LLC. In addition to this venture, we may continue to co-invest in the future with third parties through partnerships, joint ventures or other entities, or through acquiring non-controlling interests in, or sharing responsibility for, managing the affairs of a property, partnership, joint venture or other entity, which may subject us to risks that may not be present with other methods of ownership, including the following:

•
We would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity, which would allow for impasses on decisions that could restrict our ability to sell or transfer our interests in such entity or such entity's ability to transfer or sell its assets.

•
Partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions, which could delay construction or development of a property or increase our financial commitment to the joint venture.

•	Partners or co-venturers may pursue economic or other business interests, policies or objectives that are competitive or inconsistent with ours.

•
If we become a limited partner or non-managing member in any partnership or limited liability company, and such entity takes or expects to take actions that could jeopardize our status as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity.

•
Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business.

•	We may, in certain circumstances, be liable for the actions of our third-party partners or co-venturers.

•
Joint venture debt is the liability of the joint venture, may be secured by a mortgage on the joint venture property, and a default by the joint venture under its debt obligations may expose us to liability under a guaranty or letter of credit.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1 - April 30, 2013	—	—	—	—
May 1 - May 31, 2013 (1)	2,527	$42.61	—	—
June 1 - June 30, 2013	—	—	—	—
Total	2,527	$42.61	—	—
________________________
(1)    In connection with the exercise of nonqualified stock options granted to employees under the 2006 Plan, a total of 2,527 shares were withheld to pay (a) the minimum statutory tax withholding obligations and (b) the exercise price.

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

10.1*†	Kilroy Realty Corporation 2006 Incentive Award Plan Restricted Stock Unit Agreement by and between Kilroy Corporation and Jeffrey C. Hawken, dated April 4, 2013

10.2*†	Kilroy Realty Corporation 2006 Incentive Award Plan Restricted Stock Unit Agreement by and between Kilroy Corporation and John Kilroy, Jr., dated March 30, 2012

10.3*†	Form of Restricted Stock Unit Agreement

10.4*†	Form of Stock Award Deferral Program Restricted Stock Unit Agreement

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty Corporation

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty Corporation

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty, L.P.

31.4*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty, L.P.

32.1*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty Corporation

32.2*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty Corporation

32.3*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty, L.P.

32.4*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty, L.P.

101.1
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to the Consolidated Financial Statements (unaudited).(1)

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 31, 2013.

KILROY REALTY CORPORATION

By:	/s/ John B. Kilroy, Jr.
John B. Kilroy, Jr. President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Tyler H. Rose
Tyler H. Rose Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Heidi R. Roth
Heidi R. Roth Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 31, 2013.

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