Form 10-Q
period 2013-09-30
KILROY REALTY CORP
filed 2013-10-30
CIK 1025996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Kilroy Realty Corporation Yes  ☐     No   ☑
Kilroy Realty, L.P. Yes  ☐     No   ☑
As of October 28, 2013, 82,113,491 shares of Kilroy Realty Corporation common stock, par value $.01 per share, were outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2013 of Kilroy Realty Corporation and Kilroy Realty, L.P. Unless stated otherwise or the context otherwise requires, references to “Kilroy Realty Corporation” or the “Company,” “we,” “our,” and “us” mean Kilroy Realty Corporation, a Maryland corporation, and its controlled and consolidated subsidiaries, and references to “Kilroy Realty, L.P.” or the “Operating Partnership” mean Kilroy Realty, L.P., a Delaware limited partnership, and its controlled and consolidated subsidiaries.
The Company is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of September 30, 2013, the Company owned an approximate 97.8% common general partnership interest in the Operating Partnership. The remaining approximate 2.2% common limited partnership interests are owned by non-affiliated investors and certain directors and executive officers of the Company. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions, and refinancings and cause changes in its line of business, capital structure, and distribution policies.
There are a few differences between the Company and the Operating Partnership, which are reflected in the disclosures in this Form 10-Q. We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how the Company and the Operating Partnership operate as an interrelated, consolidated company. The Company is a REIT, the only material asset of which is the partnership interests it holds in the Operating Partnership. As a result, the Company does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. The Company itself is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company either directly or through its subsidiaries, conducts the operations of the Company’s business and is structured as a limited partnership with no publicly traded equity. Except for net proceeds from equity issuances by the Company, which the Company is required to contribute to the Operating Partnership in exchange for partnership units, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, property dispositions, by the Operating Partnership’s incurrence of indebtedness or through the issuance of partnership units.
Noncontrolling interests in the Operating Partnership, stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership. The common limited partnership interests in the Operating Partnership are accounted for as partners’ capital in the Operating Partnership’s financial statements and, to the extent not held by the Company, as noncontrolling interests in the Company’s financial statements. The Operating Partnership’s financial statements reflect the noncontrolling interest in Kilroy Realty Finance Partnership, L.P. This noncontrolling interest represents the Company’s 1% indirect general partnership interest in Kilroy Realty Finance Partnership, L.P., which is directly held by Kilroy Realty Finance, Inc., a wholly-owned subsidiary of the Company. The differences between stockholders’ equity, partners’ capital and noncontrolling interests result from the differences in the equity issued by the Company and the Operating Partnership, and in the Company’s noncontrolling interest in Kilroy Realty Finance Partnership, L.P.
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
To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	consolidated financial statements;

•	the following notes to the consolidated financial statements:

◦	Note 5, Secured and Unsecured Debt of the Operating Partnership;

◦	Note 6, Noncontrolling Interests on the Company’s Consolidated Financial Statements;

◦	Note 7, Stockholders’ Equity of the Company;

i

◦	Note 8, Partners’ Capital of the Operating Partnership;

◦	Note 13, Net Income (Loss) Available to Common Stockholders Per Share of the Company; and

◦	Note 14, Net Income (Loss) Available to Common Unitholders Per Unit of the Operating Partnership;

•	“Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources of the Company;” and

•	“Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources of the Operating Partnership.”
This report also includes separate sections under Part I, Item 4. Controls and Procedures and separate Exhibit 31 and Exhibit 32 certifications for each of the Company and the Operating Partnership to establish that the Chief Executive Officer and the Chief Financial Officer of each entity have made the requisite certifications and that the Company and Operating Partnership are compliant with Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and 18 U.S.C. §1350.

ii

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
QUARTERLY REPORT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS OF KILROY REALTY CORPORATION

KILROY REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
REAL ESTATE ASSETS:
Land and improvements (Note 2)	$612,843	$612,714
Buildings and improvements (Note 2)	3,527,729	3,335,026
Undeveloped land and construction in progress (Note 2)	907,959	809,654
Total real estate held for investment	5,048,531	4,757,394
Accumulated depreciation and amortization	(781,580)	(756,515)
Total real estate assets held for investment, net ($119,262 and $319,770 of VIE, respectively, Note 1)	4,266,951	4,000,879
REAL ESTATE ASSETS AND OTHER ASSETS HELD FOR SALE, NET (NOTE 12)	239,411	—
CASH AND CASH EQUIVALENTS	197,150	16,700
RESTRICTED CASH (Note 1)	17,931	247,544
MARKETABLE SECURITIES (Note 11)	9,192	7,435
CURRENT RECEIVABLES, NET (Note 4)	11,769	9,220
DEFERRED RENT RECEIVABLES, NET (Note 4)	121,659	115,418
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Notes 2 and 3)	190,085	189,968
DEFERRED FINANCING COSTS, NET	17,809	18,971
PREPAID EXPENSES AND OTHER ASSETS, NET	17,319	9,949
TOTAL ASSETS	$5,089,276	$4,616,084
LIABILITIES AND EQUITY
LIABILITIES:
Secured debt (Notes 2, 5 and 11)	$563,898	$561,096
Exchangeable senior notes, net (Notes 5 and 11)	167,236	163,944
Unsecured debt, net (Notes 5 and 11)	1,431,048	1,130,895
Unsecured line of credit (Notes 5 and 11)	—	185,000
Accounts payable, accrued expenses and other liabilities	210,111	154,734
Accrued distributions (Note 15)	31,479	28,924
Deferred revenue and acquisition-related intangible liabilities, net (Notes 2 and 3)	102,991	117,904
Rents received in advance and tenant security deposits	41,668	37,654
Liabilities and deferred revenue of real estate assets held for sale (Note 12)	16,751	—
Total liabilities	2,565,182	2,380,151
COMMITMENTS AND CONTINGENCIES (Note 10)
EQUITY:
Stockholders’ Equity (Note 7):
Preferred stock, $.01 par value, 30,000,000 shares authorized:
6.875% Series G Cumulative Redeemable Preferred stock, $.01 par value, 4,600,000 shares authorized, 4,000,000 shares issued and outstanding ($100,000 liquidation preference)	96,155	96,155
6.375% Series H Cumulative Redeemable Preferred stock, $.01 par value, 4,000,000 shares authorized, issued and outstanding ($100,000 liquidation preference)	96,256	96,256
Common stock, $.01 par value, 150,000,000 shares authorized, 82,113,491 and 74,926,981 shares issued and outstanding, respectively	821	749
Additional paid-in capital	2,476,424	2,126,005
Distributions in excess of earnings	(201,048)	(129,535)
Total stockholders’ equity	2,468,608	2,189,630
Noncontrolling interests:
Common units of the Operating Partnership (Note 6)	50,601	46,303
Noncontrolling interest in consolidated subsidiary (Notes 2 and 6)	4,885	—
Total noncontrolling interests	55,486	46,303
Total equity	2,524,094	2,235,933
TOTAL LIABILITIES AND EQUITY	$5,089,276	$4,616,084

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUES:
Rental income	$104,939	$90,828	$308,931	$253,599
Tenant reimbursements	9,656	8,022	28,503	21,867
Other property income (Note 10)	1,102	135	7,062	961
Total revenues	115,697	98,985	344,496	276,427
EXPENSES:
Property expenses	25,123	21,016	71,728	55,531
Real estate taxes	10,295	8,746	29,707	23,668
Provision for bad debts	124	—	219	2
Ground leases	929	859	2,665	2,276
General and administrative expenses	10,226	8,727	29,750	26,745
Acquisition-related expenses	568	556	1,387	3,897
Depreciation and amortization	47,569	41,724	141,814	109,780
Total expenses	94,834	81,628	277,270	221,899
OTHER (EXPENSES) INCOME:
Interest income and other net investment gains (Note 11)	673	330	1,084	703
Interest expense (Note 5)	(18,853)	(19,854)	(58,021)	(60,172)
Total other (expenses) income	(18,180)	(19,524)	(56,937)	(59,469)
INCOME (LOSS) FROM CONTINUING OPERATIONS	2,683	(2,167)	10,289	(4,941)
DISCONTINUED OPERATIONS (Note 12)
Income from discontinued operations (Note 10)	6,344	4,689	10,806	15,603
Net gain on dispositions of discontinued operations	—	—	423	72,809
Total income from discontinued operations	6,344	4,689	11,229	88,412
NET INCOME	9,027	2,522	21,518	83,471
Net (income) loss attributable to noncontrolling common units of the Operating Partnership	(131)	67	(266)	(1,708)
NET INCOME ATTRIBUTABLE TO KILROY REALTY CORPORATION	8,896	2,589	21,252	81,763
PREFERRED DISTRIBUTIONS AND DIVIDENDS:
Distributions to noncontrolling cumulative redeemable preferred units of the Operating Partnership	—	(747)	—	(3,541)
Preferred dividends	(3,312)	(2,533)	(9,938)	(7,254)
Original issuance costs of redeemed preferred stock	—	(2,062)	—	(6,980)
Total preferred distributions and dividends	(3,312)	(5,342)	(9,938)	(17,775)
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$5,584	$(2,753)	$11,314	$63,988
Loss from continuing operations available to common stockholders per common share - basic (Note 13)	$(0.01)	$(0.10)	$(0.01)	$(0.34)
Loss from continuing operations available to common stockholders per common share - diluted (Note 13)	$(0.01)	$(0.10)	$(0.01)	$(0.34)
Net income (loss) available to common stockholders per share - basic (Note 13)	$0.07	$(0.04)	$0.13	$0.92
Net income (loss) available to common stockholders per share - diluted (Note 13)	$0.07	$(0.04)	$0.13	$0.92
Weighted average common shares outstanding - basic (Note 13)	76,768,893	71,889,475	75,750,822	67,975,309
Weighted average common shares outstanding - diluted (Note 13)	76,768,893	71,889,475	75,750,822	67,975,309
Dividends declared per common share	$0.35	$0.35	$1.05	$1.05

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands, except share and per share/unit data)

		Common Stock				Total Stock- holders’ Equity	Noncontrol- ling Interests - Common Units of the Operating Partnership	Total Equity
	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AS OF DECEMBER 31, 2011	$121,582	58,819,717	$588	$1,448,997	$(277,450)	$1,293,717	$33,765	$1,327,482
Net income					81,763	81,763	1,708	83,471
Issuance of Series G and Series H Preferred stock	192,411					192,411		192,411
Redemption of Series E and Series F Preferred stock	(121,582)				(4,918)	(126,500)		(126,500)
Redemption of Series A Preferred units					(2,062)	(2,062)		(2,062)
Issuance of common stock		15,813,189	159	662,212		662,371		662,371
Issuance of share-based compensation awards		62,137		957		957		957
Noncash amortization of share-based compensation				6,182		6,182		6,182
Repurchase of common stock and restricted stock units		(22,312)		(603)		(603)		(603)
Settlement of restricted stock units for shares of common stock		5,208		(133)		(133)		(133)
Exercise of stock options		5,000		129		129		129
Issuance of common units							5,604	5,604
Exchange of common units of the Operating Partnership		10,000		231		231	(231)	—
Adjustment for noncontrolling interest				(3,198)		(3,198)	3,198	—
Preferred dividends and distributions					(10,795)	(10,795)		(10,795)
Dividends declared per common share and common unit ($1.05 per share/unit)					(75,303)	(75,303)	(1,843)	(77,146)
BALANCE AS OF SEPTEMBER 30, 2012	$192,411	74,692,939	$747	$2,114,774	$(288,765)	$2,019,167	$42,201	$2,061,368

		Common Stock				Total Stock- holders’ Equity	Non-Controlling Interests	Total Equity
	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AS OF DECEMBER 31, 2012	$192,411	74,926,981	$749	$2,126,005	$(129,535)	$2,189,630	$46,303	$2,235,933
Net income					21,252	21,252	266	21,518
Issuance of common stock (Note 7)		7,215,838	72	349,879		349,951		349,951
Issuance of share-based compensation awards (Note 9)		—		1,075		1,075		1,075
Noncash amortization of share-based compensation (Note 9)				7,096		7,096		7,096
Repurchase of common stock and restricted stock units (Note 9)		(34,164)		(1,803)		(1,803)		(1,803)
Settlement of restricted stock units for shares of common stock (Note 9)		4,363		(10)		(10)		(10)
Exercise of stock options		473		128		128		128
Adjustment for noncontrolling interest				(5,946)		(5,946)	5,946	—
Contribution by noncontrolling interest in consolidated subsidiary (Note 2)							4,885	4,885
Preferred dividends and distributions					(9,938)	(9,938)		(9,938)
Dividends declared per common share and common unit ($1.05 per share/unit)					(82,827)	(82,827)	(1,914)	(84,741)
BALANCE AS OF SEPTEMBER 30, 2013	$192,411	82,113,491	$821	$2,476,424	$(201,048)	$2,468,608	$55,486	$2,524,094

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,518	$83,471
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of building and improvements and leasing costs	148,982	122,754
Increase (decrease) in provision for bad debts	196	(192)
Depreciation of furniture, fixtures and equipment	1,363	896
Noncash amortization of share-based compensation awards	6,454	5,544
Noncash amortization of deferred financing costs and debt discounts and premiums	4,047	7,078
Noncash amortization of net below market rents (Note 3)	(6,015)	(4,616)
Net gain on dispositions of discontinued operations (Note 12)	(423)	(72,809)
Noncash amortization of deferred revenue related to tenant-funded tenant improvements	(7,585)	(6,851)
Straight-line rents	(18,188)	(16,433)
Net change in other operating assets	(6,435)	(2,529)
Net change in other operating liabilities	42,844	31,965
Insurance proceeds received for property damage	(448)	(951)
Net cash provided by operating activities	186,310	147,327
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for acquisition of operating properties (Note 2)	(202,682)	(393,133)
Expenditures for acquisition of development and redevelopment properties (Note 2)	(13,269)	(163,271)
Expenditures for operating properties	(83,991)	(60,967)
Expenditures for development and redevelopment properties and undeveloped land	(222,192)	(52,937)
Net proceeds received from dispositions of operating properties	14,409	141,810
Insurance proceeds received for property damage	448	951
Increase in acquisition-related deposits	(4,000)	(8,250)
Decrease (increase) in restricted cash (Note 1)	229,613	(5,526)
Net cash used in investing activities	(281,664)	(541,323)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock (Note 7)	349,951	662,371
Net proceeds from issuance of Series G and Series H preferred stock	—	192,411
Redemption of Series E and Series F preferred stock	—	(126,500)
Redemption of Series A preferred units	—	(75,000)
Borrowings on unsecured line of credit	10,000	418,000
Repayments on unsecured line of credit	(195,000)	(573,000)
Proceeds from issuance of secured debt	—	97,000
Principal payments on secured debt	(91,298)	(104,578)
Proceeds from the issuance of unsecured debt (Note 5)	299,901	150,000
Repayments of exchangeable senior notes	—	(148,000)
Financing costs	(3,975)	(5,396)
Repurchase of common stock and restricted stock units (Note 9)	(1,813)	(736)
Proceeds from exercise of stock options	128	129
Dividends and distributions paid to common stockholders and common unitholders	(82,152)	(70,517)
Dividends and distributions paid to preferred stockholders and preferred unitholders	(9,938)	(10,852)
Net cash provided by financing activities	275,804	405,332
Net increase in cash and cash equivalents	180,450	11,336
Cash and cash equivalents, beginning of period	16,700	4,777
Cash and cash equivalents, end of period	$197,150	$16,113

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS–(Continued)
(unaudited, in thousands)

	Nine Months Ended September 30,
	2013	2012
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $23,573 and $11,531 as of September 30, 2013 and 2012, respectively	$47,107	$49,378
NONCASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$79,866	$8,299
Tenant improvements funded directly by tenants	$5,750	$16,303
Assumption of secured debt in connection with property acquisitions (Notes 2 and 5)	$95,496	$177,678
Assumption of other assets and liabilities in connection with operating and development property acquisitions, net (Note 2)	$422	$11,667
Contribution of land, net of related liabilities, by noncontrolling interest to consolidated subsidiary (Note 2)	$4,885	$—
NONCASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders	$29,378	$26,782
Accrual of dividends and distributions payable to preferred stockholders and preferred unitholders	$1,692	$1,693
Grant date fair value of share-based compensation awards (Note 9)	$10,347	$30,929
Issuance of common units in the Operating Partnership in connection with an operating property acquisition	$—	$5,604
Exchange of common units of the Operating Partnership into shares of the Company’s common stock	$—	$231

See accompanying notes to consolidated financial statements.

ITEM 1: FINANCIAL STATEMENTS OF KILROY REALTY, L.P.

KILROY REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
REAL ESTATE ASSETS:
Land and improvements (Note 2)	$612,843	$612,714
Buildings and improvements (Note 2)	3,527,729	3,335,026
Undeveloped land and construction in progress (Note 2)	907,959	809,654
Total real estate held for investment	5,048,531	4,757,394
Accumulated depreciation and amortization	(781,580)	(756,515)
Total real estate assets held for investment, net ($119,262 and $319,770 of VIE, respectively, Note 1)	4,266,951	4,000,879
REAL ESTATE ASSETS AND OTHER ASSETS HELD FOR SALE, NET (NOTE 12)	239,411	—
CASH AND CASH EQUIVALENTS	197,150	16,700
RESTRICTED CASH (Note 1)	17,931	247,544
MARKETABLE SECURITIES (Note 11)	9,192	7,435
CURRENT RECEIVABLES, NET (Note 4)	11,769	9,220
DEFERRED RENT RECEIVABLES, NET (Note 4)	121,659	115,418
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Notes 2 and 3)	190,085	189,968
DEFERRED FINANCING COSTS, NET	17,809	18,971
PREPAID EXPENSES AND OTHER ASSETS, NET	17,319	9,949
TOTAL ASSETS	$5,089,276	$4,616,084
LIABILITIES AND CAPITAL
LIABILITIES:
Secured debt (Notes 2, 5 and 11)	$563,898	$561,096
Exchangeable senior notes, net (Notes 5 and 11)	167,236	163,944
Unsecured debt, net (Notes 5 and 11)	1,431,048	1,130,895
Unsecured line of credit (Notes 5 and 11)	—	185,000
Accounts payable, accrued expenses and other liabilities	210,111	154,734
Accrued distributions (Note 15)	31,479	28,924
Deferred revenue and acquisition-related intangible liabilities, net (Notes 2 and 3)	102,991	117,904
Rents received in advance and tenant security deposits	41,668	37,654
Liabilities and deferred revenue of real estate assets held for sale (Note 12)	16,751	—
Total liabilities	2,565,182	2,380,151
COMMITMENTS AND CONTINGENCIES (Note 10)
CAPITAL:
Partners’ Capital (Note 8):
6.875% Series G Cumulative Redeemable Preferred units, 4,000,000 units issued and outstanding ($100,000 liquidation preference)	96,155	96,155
6.375% Series H Cumulative Redeemable Preferred units, 4,000,000 units issued and outstanding ($100,000 liquidation preference)	96,256	96,256
Common units, 82,113,491 and 74,926,981 held by the general partner and 1,821,503 and 1,826,503 held by common limited partners issued and outstanding, respectively	2,323,341	2,040,243
Total partners’ capital	2,515,752	2,232,654
Noncontrolling interests in consolidated subsidiaries (Notes 2 and 6)	8,342	3,279
Total capital	2,524,094	2,235,933
TOTAL LIABILITIES AND CAPITAL	$5,089,276	$4,616,084

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUES:
Rental income	$104,939	90,828	$308,931	$253,599
Tenant reimbursements	9,656	8,022	28,503	21,867
Other property income (Note 10)	1,102	135	7,062	961
Total revenues	115,697	98,985	344,496	276,427
EXPENSES:
Property expenses	25,123	21,016	71,728	55,531
Real estate taxes	10,295	8,746	29,707	23,668
Provision for bad debts	124	—	219	2
Ground leases	929	859	2,665	2,276
General and administrative expenses	10,226	8,727	29,750	26,745
Acquisition-related expenses	568	556	1,387	3,897
Depreciation and amortization	47,569	41,724	141,814	109,780
Total expenses	94,834	81,628	277,270	221,899
OTHER (EXPENSES) INCOME:
Interest income and other net investment gains (Note 11)	673	330	1,084	703
Interest expense (Note 5)	(18,853)	(19,854)	(58,021)	(60,172)
Total other (expenses) income	(18,180)	(19,524)	(56,937)	(59,469)
INCOME (LOSS) FROM CONTINUING OPERATIONS	2,683	(2,167)	10,289	(4,941)
DISCONTINUED OPERATIONS (Note 12)
Income from discontinued operations (Note 10)	6,344	4,689	10,806	15,603
Net gain on dispositions of discontinued operations	—	—	423	72,809
Total income from discontinued operations	6,344	4,689	11,229	88,412
NET INCOME	9,027	2,522	21,518	83,471
Net income attributable to noncontrolling interests in consolidated subsidiaries	(47)	(48)	(178)	(144)
NET INCOME ATTRIBUTABLE TO KILROY REALTY, L.P.	8,980	2,474	21,340	83,327
Preferred distributions	(3,312)	(3,280)	(9,938)	(10,795)
Original issuance costs of redeemed preferred units	—	(2,062)	—	(6,980)
Total preferred distributions	(3,312)	(5,342)	(9,938)	(17,775)
NET INCOME (LOSS) AVAILABLE TO COMMON UNITHOLDERS	$5,668	$(2,868)	$11,402	$65,552
Loss from continuing operations available to common unitholders per common unit - basic (Note 14)	$(0.01)	$(0.10)	$(0.01)	$(0.34)
Loss from continuing operations available to common unitholders per common unit - diluted (Note 14)	$(0.01)	$(0.10)	$(0.01)	$(0.34)
Net income (loss) available to common unitholders per unit - basic (Note 14)	$0.07	$(0.04)	$0.13	$0.92
Net income (loss) available to common unitholders per unit - diluted (Note 14)	$0.07	$(0.04)	$0.13	$0.92
Weighted average common units outstanding - basic (Note 14)	78,590,396	73,680,259	77,574,907	69,717,834
Weighted average common units outstanding - diluted (Note 14)	78,590,396	73,680,259	77,574,907	69,717,834
Dividends declared per common unit	$0.35	$0.35	1.05	1.05

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(unaudited, in thousands, except unit and per unit data)

	Partners’ Capital			Total Partners’ Capital	Noncontrolling Interests in Consolidated Subsidiaries
	Preferred Units	Number of Common Units	Common Units			Total Capital
BALANCE AS OF DECEMBER 31, 2011	$121,582	60,537,848	$1,203,259	$1,324,841	$2,641	$1,327,482
Net income			83,327	83,327	144	83,471
Issuance of Series G and Series H Preferred units	192,411			192,411		192,411
Redemption of Series E and Series F Preferred units	(121,582)		(4,918)	(126,500)		(126,500)
Redemption of Series A Preferred units			(2,062)	(2,062)		(2,062)
Issuance of common units		15,813,189	662,371	662,371		662,371
Issuance of common units in connection with an operating property acquisition		118,372	5,604	5,604		5,604
Issuance of share-based compensation awards		62,137	957	957		957
Noncash amortization of share-based compensation			6,182	6,182		6,182
Repurchase/redemption of common units and restricted stock units		(22,312)	(603)	(603)		(603)
Settlement of restricted stock units		5,208	(133)	(133)		(133)
Exercise of stock options		5,000	129	129		129
Preferred distributions			(10,795)	(10,795)		(10,795)
Distributions declared per common unit ($1.05 per unit)			(77,146)	(77,146)		(77,146)
BALANCE AS OF SEPTEMBER 30, 2012	$192,411	76,519,442	$1,866,172	$2,058,583	$2,785	$2,061,368

	Partners’ Capital			Total Partners’ Capital	Noncontrolling Interests in Consolidated Subsidiaries
	Preferred Units	Number of Common Units	Common Units			Total Capital
BALANCE AS OF DECEMBER 31, 2012	$192,411	76,753,484	$2,040,243	$2,232,654	$3,279	$2,235,933
Net income			21,340	21,340	178	21,518
Issuance of common units (Note 8)		7,210,838	349,951	349,951		349,951
Issuance of share-based compensation awards (Note 9)		—	1,075	1,075		1,075
Noncash amortization of share-based compensation (Note 9)			7,096	7,096		7,096
Repurchase of common units and restricted stock units (Note 9)		(34,164)	(1,803)	(1,803)		(1,803)
Settlement of restricted stock units (Note 9)		4,363	(10)	(10)		(10)
Exercise of stock options, net		473	128	128		128
Contribution by noncontrolling interest in consolidated subsidiary (Note 2)					4,885	4,885
Preferred distributions			(9,938)	(9,938)		(9,938)
Distributions declared per common unit ($1.05 per unit)			(84,741)	(84,741)		(84,741)
BALANCE AS OF SEPTEMBER 30, 2013	$192,411	83,934,994	$2,323,341	$2,515,752	$8,342	$2,524,094

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,518	$83,471
Adjustments to reconcile net income to net cash provided by operating activities including discontinued operations):
Depreciation and amortization of building and improvements and leasing costs	148,982	122,754
Increase (decrease) in provision for bad debts	196	(192)
Depreciation of furniture, fixtures and equipment	1,363	896
Noncash amortization of share-based compensation awards	6,454	5,544
Noncash amortization of deferred financing costs and debt discounts and premiums	4,047	7,078
Noncash amortization of net below market rents (Note 3)	(6,015)	(4,616)
Net gain on dispositions of discontinued operations (Note 12)	(423)	(72,809)
Noncash amortization of deferred revenue related to tenant-funded tenant improvements	(7,585)	(6,851)
Straight-line rents	(18,188)	(16,433)
Net change in other operating assets	(6,435)	(2,529)
Net change in other operating liabilities	42,844	31,965
Insurance proceeds received for property damage	(448)	(951)
Net cash provided by operating activities	186,310	147,327
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for acquisition of operating properties (Note 2)	(202,682)	(393,133)
Expenditures for acquisition of development and redevelopment properties (Note 2)	(13,269)	(163,271)
Expenditures for operating properties	(83,991)	(60,967)
Expenditures for development and redevelopment properties and undeveloped land	(222,192)	(52,937)
Net proceeds received from dispositions of operating properties	14,409	141,810
Insurance proceeds received for property damage	448	951
Increase in acquisition-related deposits	(4,000)	(8,250)
Decrease (increase) in restricted cash (Note 1)	229,613	(5,526)
Net cash used in investing activities	(281,664)	(541,323)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common units (Note 8)	349,951	662,371
Net proceeds from issuance of Series G and Series H preferred units	—	192,411
Redemption of Series E and Series F preferred units	—	(126,500)
Redemption of Series A preferred units	—	(75,000)
Borrowings on unsecured line of credit	10,000	418,000
Repayments on unsecured line of credit	(195,000)	(573,000)
Proceeds from issuance of secured debt	—	97,000
Principal payments on secured debt	(91,298)	(104,578)
Proceeds from the issuance of unsecured debt (Note 5)	299,901	150,000
Repayments of exchangeable senior notes	—	(148,000)
Financing costs	(3,975)	(5,396)
Repurchase of common units and restricted stock units (Note 9)	(1,813)	(736)
Proceeds from exercise of stock options	128	129
Distributions paid to common unitholders	(82,152)	(70,517)
Distributions paid to preferred unitholders	(9,938)	(10,852)
Net cash provided by financing activities	275,804	405,332
Net increase in cash and cash equivalents	180,450	11,336
Cash and cash equivalents, beginning of period	16,700	4,777
Cash and cash equivalents, end of period	$197,150	$16,113

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS–(Continued)
(unaudited, in thousands)

	Nine Months Ended September 30,
	2013	2012
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $23,573 and $11,531 as of September 30, 2013 and 2012, respectively	$47,107	$49,378
NONCASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$79,866	$8,299
Tenant improvements funded directly by tenants	$5,750	$16,303
Assumption of secured debt in connection with property acquisitions (Notes 2 and 5)	$95,496	$177,678
Assumption of other assets and liabilities in connection with operating and development property acquisitions, net (Note 2)	$422	$11,667
Contribution of land, net of related liabilities, by noncontrolling interest to consolidated subsidiary (Note 2)	$4,885	$—
NONCASH FINANCING TRANSACTIONS:
Accrual of distributions payable to common unitholders	$29,378	$26,782
Accrual of distributions payable to preferred unitholders	$1,692	$1,693
Grant date fair value of share-based compensation awards (Note 9)	$10,347	$30,929
Issuance of common units in connection with an operating property acquisition	$—	$5,604

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2013 and 2012
(unaudited)

1.    Organization and Basis of Presentation

Organization

Kilroy Realty Corporation (the “Company”) is a self-administered real estate investment trust (“REIT”) active in premier office submarkets along the West Coast. We own, develop, acquire and manage real estate assets, consisting primarily of Class A properties in the coastal regions of Los Angeles, Orange County, San Diego, the San Francisco Bay Area and greater Seattle, which we believe have strategic advantages and strong barriers to entry. Class A real estate encompasses attractive and efficient buildings of high quality that are attractive to tenants, are well-designed and constructed with above-average material, workmanship and finishes and are well-maintained and managed. We qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “KRC.”

We own our interests in all of our real estate assets through Kilroy Realty, L.P. (the “Operating Partnership”), Kilroy Realty Finance Partnership, L.P. (the “Finance Partnership”). We conduct substantially all of our operations through the Operating Partnership. Unless stated otherwise or the context indicates otherwise, the terms “Kilroy Realty Corporation” or the “Company,” “we,” “our,” and “us” refer to Kilroy Realty Corporation and its consolidated subsidiaries and the term “Operating Partnership” refers to Kilroy Realty, L.P. and its consolidated subsidiaries. The descriptions of our business, employees, and properties apply to both the Company and the Operating Partnership.

Our stabilized portfolio of operating properties was comprised of the following office properties at September 30, 2013:

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied
Stabilized Office Properties (1)	103	12,536,495	654	92.2%
______________

(1)	Excludes 13 properties located in San Diego, California and one property in Anaheim, California that were held for sale at September 30, 2013 (see Note 12 “Discontinued Operations”).

Our stabilized portfolio includes all of our properties with the exception of properties held for sale, undeveloped land, development and redevelopment properties currently under construction or committed for construction, and “lease-up” properties. As of September 30, 2013, our stabilized portfolio of operating properties excluded the 14 properties that were classified as held for sale as of that date. (See Note 12 for additional information). We define redevelopment properties as those projects for which we expect to spend significant development and construction costs on existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We define “lease-up” properties as properties we recently developed or redeveloped that have not yet reached 95% occupancy and are within one year following cessation of major construction activities. As of September 30, 2013, the following properties were excluded from our stabilized portfolio:

	Number of Properties	Estimated Rentable Square Feet
Properties Held for Sale (1)	14	1,159,185
Development properties under construction (2)	5	1,516,000
Lease-up properties	2	508,000
_______________

(1)	Includes 13 properties located in San Diego, California and one property in Anaheim, California (see Note 12).
(2)    Estimated rentable square feet upon completion.

As of September 30, 2013, all of our properties and development and redevelopment projects are owned and all of our business is currently conducted in the state of California with the exception of 11 office properties located in the state of Washington.

As of September 30, 2013, the Company owned a 97.8% common general partnership interest in the Operating Partnership. The remaining 2.2% common limited partnership interest in the Operating Partnership as of September 30, 2013 was owned by non-affiliated investors and certain of our executive officers and directors (see Note 6). Both the general and limited common partnership interests in the Operating Partnership are denominated in common units. The number of common units held by the Company is at all times equivalent to the number of outstanding shares of the Company’s common stock, and the rights of all the

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

common units to quarterly distributions and payments in liquidation mirror those of the Company’s common stockholders. The common limited partners have certain redemption rights as provided in the Operating Partnership’s Seventh Amended and Restated Agreement of Limited Partnership (as amended, the “Partnership Agreement”) (see Note 6).

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

Certain amounts in the consolidated statements of operations for prior periods have been reclassified to reflect the activity of discontinued operations.

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

We also evaluate whether the entity is a variable interest entity (“VIE”) and whether we are the primary beneficiary. VIEs are entities in which the equity investors do not have sufficient equity at risk to finance their endeavors without additional financial support or that the holders of the equity investment at risk do not have a controlling financial interest. We are deemed to be the primary beneficiary of a VIE when we have the power to direct the activities of the VIE that most significantly impact the VIEs economic performance and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.

If the requirements for consolidation are not met, the Company would account for investments under the equity method of accounting if we have the ability to exercise significant influence over the entity. Equity method investments would be initially recorded at cost and subsequently adjusted for our share of net income or loss and cash contributions and distributions each period. The Company did not have any equity method investments at September 30, 2013 or December 31, 2012.

As of September 30, 2013, the consolidated financial statements of the Company and the Operating Partnership included two VIEs, in which we were deemed to be the primary beneficiary. One of the VIEs was established on June 27, 2013 (see Note 2 for additional information), and the second VIE was established during the third quarter of 2013 to facilitate a potential like-kind exchange pursuant to Section 1031 of the Code (“Section 1031 Exchanges”) to defer taxable gains on dispositions for federal and state income tax purposes. To realize the tax deferral available under a Section 1031 Exchange, the Company must complete the Section 1031 Exchanges, if any, and complete the sale of the to-be-exchanged properties within 180 days of the acquisition date

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(see Note 2). The VIE established during the third quarter of 2013 will be terminated upon the completion of the Section 1031 Exchanges or the expiration of the 180 day period, as applicable. The impact of consolidating the VIEs increased the Company’s total assets, liabilities and noncontrolling interests by approximately $135.3 million (of which $119.3 million is related to real estate held for investment on our consolidated balance sheet), $4.1 million and $4.9 million, respectively, at September 30, 2013.

As of December 31, 2012, the consolidated financial statements of the Company and the Operating Partnership included two VIEs, in which we were deemed to be the primary beneficiary. The VIEs were established during 2012 to facilitate potential Section 1031 Exchanges to defer taxable gains on dispositions for federal and state income tax purposes. During the year ended December 31, 2012, one operating property and one development project were acquired in two separate transactions and transferred to the two special purpose VIEs to facilitate potential Section 1031 Exchanges. The impact of consolidating the VIEs increased the Company’s total assets and liabilities by approximately $337.0 million (of which $319.8 million is related to real estate held for investment on our consolidated balance sheet) and $111.1 million, respectively, at December 31, 2012. During the three months ended March 31, 2013, the Section 1031 Exchanges were completed and the VIEs were terminated. As a result, $228.3 million of restricted cash set aside at December 31, 2012 to facilitate the Section 1031 Exchanges was released from escrow.

2.    Acquisitions

Operating Properties

During the nine months ended September 30, 2013, we acquired the four operating office properties, listed below, in two transactions from unrelated third parties. The January 2013 acquisition was funded with a portion of the remaining proceeds from the sale of our industrial portfolio that was included in restricted cash at December 31, 2012 and the assumption of existing mortgage debt (see Note 5). The September 2013 acquisition was funded with proceeds from our September 2013 equity offering (see Note 7).

Property	Date of Acquisition	Number of Buildings	Rentable Square Feet	Occupancy as of September 30, 2013	Purchase Price (in millions) (1)
320 Westlake Ave. N. and 321 Terry Ave. N. (2)(3)
Seattle, WA	January 16, 2013	2	320,398	100.0%	$170.0
12780 and 12790 El Camino Real (4)
San Diego, CA	September 19, 2013	2	218,940	100.0%	126.4
Total		4	539,338		$296.4
_______________

(1)	Excludes acquisition-related costs and includes assumed tenant improvements.

(2)	We acquired these properties through a new special purpose entity wholly owned by the Finance Partnership.

(3)
In connection with this acquisition, we assumed secured debt with an outstanding principal balance of $83.9 million that was recorded at fair value on the acquisition date, resulting in a premium of approximately $11.6 million (see Note 5).

(4)
As of September 30, 2013, these properties, together the “Heights of Del Mar” project, are temporarily being held in a separate VIE to facilitate potential Section 1031 Exchanges (see Note 1). The $126.4 million purchase price includes $9.4 million for 4.2 acres of undeveloped land the Company acquired in connection with this acquisition.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The related assets, liabilities, and results of operations of the acquired properties are included in the consolidated financial statements as of the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

Total 2013 Acquisitions (1)
(in thousands)
Assets
Land and improvements	$53,790
Buildings and improvements (2)	218,211
Undeveloped land and construction in progress (3)	9,360
Deferred leasing costs and acquisition-related intangible assets (4)	30,789
Total assets acquired	312,150

Liabilities
Deferred revenue and acquisition-related intangible liabilities (5)	4,190
Secured debt (6)	95,496
Accounts payable, accrued expenses and other liabilities	422
Total liabilities assumed	100,108
Net assets and liabilities acquired (7)	$212,042
_______________

(1)
The purchase price of the two acquisitions completed during the nine months ended September 30, 2013 were individually less than 5% and in aggregate less than 10% of the Company’s total assets as of September 30, 2013.

(2)	Represents buildings, building improvements and tenant improvements.

(3)	In connection with one of the acquisitions, we acquired undeveloped land of approximately 4.2 acres that was added to the Company’s future development pipeline upon acquisition.

(4)
Represents in-place leases (approximately $19.6 million with a weighted average amortization period of 4.7 years), above-market leases (approximately $3.2 million with a weighted average amortization period of 6.1 years), and leasing commissions (approximately $7.9 million with a weighted average amortization period of 5.9 years).

(5)	Represents below-market leases (approximately $4.2 million with a weighted average amortization period of 7.7 years).

(6)
Represents the mortgage loan, which includes an unamortized premium of approximately $11.6 million at the date of acquisition, assumed in connection with the properties acquired in January 2013 (see Note 5).

(7)	Reflects the purchase price net of assumed secured debt and other lease-related obligations.

Undeveloped Land/Formation of New Consolidated Subsidiary

On June 27, 2013, the Company entered into an agreement with an unaffiliated third party and formed a new consolidated subsidiary, Redwood City Partners, LLC. In connection with this transaction, the Company acquired a 0.35 acre land site, completing the first phase of the land assemblage for its plans to develop an approximate 300,000 square foot office project (the “Crossing 900” project) in Redwood City, California. The related assets, liabilities, and noncontrolling interest acquired in connection with this transaction are included in the consolidated financial statements as of the date of acquisition. The following table summarizes the allocation of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Assets
Undeveloped land and construction in progress	$11,222
Total assets	11,222

Liabilities
Secured debt (1)	1,750
Accounts payable, accrued expenses and other liabilities	1,952
Total liabilities	3,702

Noncontrolling interest in consolidated subsidiary	4,885

Net assets and liabilities acquired	$2,635
_______________
(1)    This note was repaid as of September 30, 2013.

In October 2013, the Company acquired a 2.0 acre undeveloped land parcel for $17.0 million, completing the final phase of the land assemblage for the Crossing 900 project (see Note 15 for additional information).

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

3.    Deferred Leasing Costs and Acquisition-related Intangible Assets and Liabilities, net

The following table summarizes our deferred leasing costs and acquisition-related intangible assets (acquired value of leasing costs, above-market operating leases, in-place leases and below-market ground lease obligation) and intangible liabilities (acquired value of below-market operating leases and above-market ground lease obligation) as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(in thousands)
Deferred Leasing Costs and Acquisition-related Intangible Assets, net:
Deferred leasing costs	$170,609	$168,087
Accumulated amortization	(59,943)	(61,443)
Deferred leasing costs, net	110,666	106,644
Above-market operating leases	28,842	27,977
Accumulated amortization	(14,038)	(12,180)
Above-market operating leases, net	14,804	15,797
In-place leases	108,612	101,061
Accumulated amortization	(44,476)	(34,019)
In-place leases, net	64,136	67,042
Below-market ground lease obligation	490	690
Accumulated amortization	(11)	(205)
Below-market ground lease obligation, net	479	485
Total deferred leasing costs and acquisition-related intangible assets, net	$190,085	$189,968
Acquisition-related Intangible Liabilities, net: (1)
Below-market operating leases	$70,966	$70,486
Accumulated amortization	(24,074)	(17,555)
Below-market operating leases, net	46,892	52,931
Above-market ground lease obligation	6,320	6,320
Accumulated amortization	(198)	(122)
Above-market ground lease obligation, net	6,122	6,198
Total acquisition-related intangible liabilities, net	$53,014	$59,129
_______________

(1)	Included in deferred revenue and acquisition-related intangible liabilities, net in the consolidated balance sheets.

The following table sets forth amortization related to deferred leasing costs and acquisition-related intangibles, including amounts attributable to discontinued operations, for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Deferred leasing costs (1)	$6,945	$5,238	$20,882	$14,126
Above-market operating leases (2)	1,417	1,459	4,214	4,205
In-place leases (1)	7,677	6,479	22,546	14,858
Below-market ground lease obligation (3)	2	52	6	153
Below-market operating leases (4)	(3,355)	(3,487)	(10,229)	(8,821)
Above-market ground lease obligation (5)	(25)	(25)	(76)	(60)
Total	$12,661	$9,716	$37,343	$24,461
_______________

(1)	The amortization of deferred leasing costs and in-place leases is recorded to depreciation and amortization expense in the consolidated statements of operations for the periods presented.

(2)	The amortization of above-market operating leases is recorded as a decrease to rental income in the consolidated statements of operations for the periods presented.

(3)	The amortization of the below-market ground lease obligation is recorded as an increase to ground lease expense in the consolidated statements of operations for the periods presented.

(4)	The amortization of below-market operating leases is recorded as an increase to rental income in the consolidated statements of operations for the periods presented.

(5)	The amortization of the above-market ground lease obligation is recorded as a decrease to ground lease expense in the consolidated statements of operations for the periods presented.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following table sets forth the estimated annual amortization expense related to deferred leasing costs and acquisition-related intangibles as of September 30, 2013 for future periods:

Year	Deferred Leasing Costs	Above-Market Operating Leases (1)	In-Place Leases	Below-Market Ground Lease Obligation (2)	Below-Market Operating Leases (3)	Above-Market Ground Lease Obligation (4)
	(in thousands)
Remaining 2013	$6,384	$1,367	$6,549	$2	$(3,201)	$(25)
2014	23,533	4,837	19,053	8	(11,903)	(101)
2015	19,669	3,035	12,676	8	(9,385)	(101)
2016	16,920	2,007	9,445	8	(7,195)	(101)
2017	14,468	1,690	7,744	8	(6,127)	(101)
Thereafter	29,692	1,868	8,669	445	(9,081)	(5,693)
Total	$110,666	$14,804	$64,136	$479	$(46,892)	$(6,122)
_______________

(1)	Represents estimated annual amortization related to above-market operating leases. Amounts will be recorded as a decrease to rental income in the consolidated statements of operations.

(2)	Represents estimated annual amortization related to below-market ground lease obligations. Amounts will be recorded as an increase to ground lease expense in the consolidated statements of operations.

(3)	Represents estimated annual amortization related to below-market operating leases. Amounts will be recorded as an increase to rental income in the consolidated statements of operations.

(4)	Represents estimated annual amortization related to above-market ground lease obligations. Amounts will be recorded as a decrease to ground lease expense in the consolidated statements of operations.

4.    Receivables

Current Receivables, net

Current receivables, net is primarily comprised of contractual rents and other lease-related obligations due from tenants. The balance consisted of the following as of September 30, 2013 and December 31, 2012:

	September 30, 2013 (1)	December 31, 2012
	(in thousands)
Current receivables	$14,301	$11,801
Allowance for uncollectible tenant receivables	(2,532)	(2,581)
Current receivables, net	$11,769	$9,220
_______________

(1)	Excludes current receivables, net related to properties held for sale at September 30, 2013.

Deferred Rent Receivables, net

Deferred rent receivables, net consisted of the following as of September 30, 2013 and December 31, 2012:

	September 30, 2013 (1)	December 31, 2012
	(in thousands)
Deferred rent receivables	$123,632	$118,025
Allowance for deferred rent receivables	(1,973)	(2,607)
Deferred rent receivables, net	$121,659	$115,418
_______________

(1)	Excludes deferred rent receivables, net related to properties held for sale at September 30, 2013.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

5.    Secured and Unsecured Debt of the Operating Partnership

Secured Debt

The following table sets forth the composition of our secured debt as of September 30, 2013 and December 31, 2012:

Type of Debt	Annual Stated Interest Rate (1)	GAAP Effective Rate (1)(2)	Maturity Date	September 30, 2013 (3)	December 31, 2012 (3)
				(in thousands)
Mortgage note payable	4.27%	4.27%	February 2018	$133,689	$135,000
Mortgage note payable (4)	4.48%	4.48%	July 2027	97,000	97,000
Mortgage note payable (4)(5)	6.05%	3.50%	June 2019	93,306	—
Mortgage note payable (6)	6.37%	3.55%	April 2013	—	83,116
Mortgage note payable	6.51%	6.51%	February 2017	67,907	68,615
Mortgage note payable (4)	5.23%	3.50%	January 2016	55,007	56,302
Mortgage note payable (4)	5.57%	3.25%	February 2016	41,999	43,016
Mortgage note payable (4)	5.09%	3.50%	August 2015	34,979	35,379
Mortgage note payable (4)	4.94%	4.00%	April 2015	27,970	28,941
Mortgage note payable	7.15%	7.15%	May 2017	9,546	11,210
Other	Various	Various	Various	2,495	2,517
Total				$563,898	$561,096
______________

(1)	All interest rates presented are fixed-rate interest rates.

(2)	This represents the rate at which interest expense is recorded for financial reporting purposes, which reflects the amortization of discounts/premiums, excluding debt issuance costs.

(3)	Amounts reported include the amounts of unamortized debt premiums and discounts for the periods presented.

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

(6)	In January 2013, we repaid this loan prior to the stated maturity date.

Although our mortgage loans are secured and non-recourse to the Company and the Operating Partnership, the Company provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments, and environmental liabilities.

4.25% Exchangeable Senior Notes

The table below summarizes the balance and significant terms of the Company’s 4.25% Exchangeable Notes due November 2014 (the “4.25% Exchangeable Notes”) outstanding as of September 30, 2013 and December 31, 2012.

	4.25% Exchangeable Notes
	September 30, 2013	December 31, 2012
	(in thousands)
Principal amount	$172,500	$172,500
Unamortized discount	(5,264)	(8,556)
Net carrying amount of liability component	$167,236	$163,944
Carrying amount of equity component	$19,835
Issuance date	November 2009
Maturity date	November 2014
Stated coupon rate (1)	4.25%
Effective interest rate (2)	7.13%
Exchange rate per $1,000 principal value of the 4.25% Exchangeable Notes, as adjusted (3)	27.8307
Exchange price, as adjusted (3)	$35.93
Number of shares on which the aggregate consideration to be delivered on conversion is determined (3)	4,800,796
_______________

(1)	Interest on the 4.25% Exchangeable Notes is payable semi-annually in arrears on May 15th and November 15th of each year.

(2)
The rate at which we record interest expense for financial reporting purposes, which reflects the amortization of the discounts on the 4.25% Exchangeable Notes. This rate represents our conventional debt borrowing rate at the date of issuance.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(3)	The exchange rate, exchange price, and the number of shares to be delivered upon conversion are subject to adjustment under certain circumstances including increases in our common dividends.

The 4.25% Exchangeable Notes are exchangeable for shares of the Company’s common stock prior to maturity only upon the occurrence of certain events. During the three and nine months ended September 30, 2013, the closing sale price per share of the common stock of the Company was more than 130% of the exchange price per share of the Company’s common stock for at least 20 trading days in the specified period. As a result, for the three month period ending December 31, 2013, the 4.25% Exchangeable Notes are exchangeable at the exchange rate stated above and may be exchangeable thereafter, if one or more of the events were again to occur during future measurement periods.

For the three and nine months ended September 30, 2013 and 2012, the per share average trading price of the Company’s common stock on the NYSE was higher than the $35.93 exchange price for the 4.25% Exchangeable Notes, as presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Per share average trading price of the Company’s common stock	$51.57	$47.56	$52.42	$45.74

The 4.25% Exchangeable Notes were exchangeable as of September 30, 2013, and were not exchangeable as of September 30, 2012. If the Exchangeable Notes were exchangeable for all periods presented, the approximate fair value of the shares upon exchangeable at September 30, 2013 and 2012, using the per share average trading price presented in the table above, would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Approximate fair value of shares upon conversion	$245,200	$225,100	$248,000	$218,600
Principal amount of the 4.25% Exchangeable Notes	172,500	172,500	172,500	172,500
Approximate fair value in excess amount of principal amount	$72,700	$52,600	$75,500	$46,100

See Notes 13 and 14 for a discussion of the impact of the 4.25% Exchangeable Notes on our diluted earnings per share and unit calculations for the periods presented.

Interest Expense for the Exchangeable Notes

The unamortized discount on the 4.25% Exchangeable Notes and the 3.25% Exchangeable Notes due April 2012 (the “3.25% Exchangeable Notes” and together with the 4.25% Exchangeable Notes, the “Exchangeable Notes”) is accreted as additional interest expense from the date of issuance through the maturity date of the applicable Exchangeable Notes. The following table summarizes the total interest expense attributable to the 4.25% Exchangeable Notes and attributable to the 3.25% Exchangeable Notes (which were repaid upon maturity in April 2012), in each case based on the respective effective interest rates, before the effect of capitalized interest, for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Contractual interest payments (1)	$1,833	$1,833	$5,498	$6,888
Amortization of discount (1)	1,116	1,041	3,291	3,993
Interest expense attributable to the Exchangeable Notes (1)	$2,949	$2,874	$8,789	$10,881
_______________

(1)
The Company repaid the 3.25% Exchangeable Notes in April 2012. Interest payments and discount amortization for the three and nine months ended September 30, 2013 and three months ended September 30, 2012 are solely attributable to the 4.25% Exchangeable Notes.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Capped Call Transactions

In connection with the offering of the 4.25% Exchangeable Notes, we entered into capped call option transactions (“capped calls”) to mitigate the dilutive impact of the potential exchange of the 4.25% Exchangeable Notes. The table below summarizes our capped call option positions for the 4.25% Exchangeable Notes as of September 30, 2013 and December 31, 2012.

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

Unsecured Senior Notes

In January 2013, the Operating Partnership issued unsecured senior notes in a public offering with an aggregate principal balance of $300.0 million, which is included in unsecured debt, net on our consolidated balance sheets. The unsecured senior notes, which are scheduled to mature on January 15, 2023, require semi-annual interest payments each January and July based on a stated annual interest rate of 3.80%. The unsecured senior notes are shown net of the initial issuance discount of $0.1 million on the consolidated balance sheets. The Company used a portion of the net proceeds for general corporate purposes, including the repayment of borrowings under the Operating Partnership’s revolving credit facility.

Unsecured Revolving Credit Facility

The following table summarizes the balance and terms of our revolving credit facility as of September 30, 2013 and December 31, 2012, respectively:

	September 30, 2013	December 31, 2012
	(in thousands)
Outstanding borrowings	$—	$185,000
Remaining borrowing capacity	500,000	315,000
Total borrowing capacity (1)	$500,000	$500,000
Interest rate (2)		1.66%
Facility fee-annual rate (3)	0.300%
Maturity date (4)	April 2017
_______________

(1)	We may elect to borrow, subject to bank approval, up to an additional $200.0 million under an accordion feature under the terms of the revolving credit facility.

(2)
The revolving credit facility interest rate was calculated based on an annual rate of LIBOR plus 1.450% as of both September 30, 2013 and December 31, 2012. No interest rate is shown as of September 30, 2013 because no borrowings were outstanding.

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

The Company intends to borrow amounts under the revolving credit facility from time to time for general corporate purposes, to fund potential acquisitions, to finance development and redevelopment expenditures and to potentially repay long-term debt.

Debt Covenants and Restrictions

The revolving credit facility, the term loan facility, the unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a minimum fixed-charge coverage ratio, a minimum unsecured debt ratio, and a minimum unencumbered asset pool debt service coverage ratio. Noncompliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. We believe we were in compliance with all of our debt covenants as of September 30, 2013.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Debt Maturities

The following table summarizes the stated debt maturities and scheduled amortization payments, excluding debt discounts and premiums, as of September 30, 2013:

Year	(in thousands)
Remaining 2013	$2,387
2014	265,346
2015	395,104
2016	249,431
2017	71,748
Thereafter	1,169,742
Total (1)	$2,153,758
________________________

(1)	Includes gross principal balance of outstanding debt before impact of net unamortized premiums totaling approximately $8.4 million.

Capitalized Interest and Loan Fees

The following table sets forth gross interest expense reported in continuing operations, including debt discount/premium and loan cost amortization, net of capitalized interest, for the three and nine months ended September 30, 2013 and 2012. The interest expense capitalized was recorded as a cost of development and redevelopment, and increased the carrying value of undeveloped land and construction in progress.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Gross interest expense	$27,942	$24,843	$83,322	$73,326
Capitalized interest	(9,089)	(4,989)	(25,301)	(13,154)
Interest expense	$18,853	$19,854	$58,021	$60,172

6.    Noncontrolling Interests on the Company’s Consolidated Financial Statements

Common Units of the Operating Partnership

The Company owned a 97.8%, 97.6% and 97.6% common general partnership interest in the Operating Partnership as of September 30, 2013, December 31, 2012, and September 30, 2012, respectively. The remaining 2.2%, 2.4% and 2.4% common limited partnership interest as of September 30, 2013, December 31, 2012 and September 30, 2012, respectively, was owned by non-affiliate investors and certain of our executive officers and directors in the form of noncontrolling common units. There were 1,821,503, 1,826,503 and 1,826,503 common units outstanding held by these investors, executive officers and directors as of September 30, 2013, December 31, 2012 and September 30, 2012, respectively.

The noncontrolling common units may be redeemed by unitholders for cash. We, at our option, may satisfy the cash redemption obligation with shares of the Company’s common stock on a one-for-one basis. Whether satisfied in cash or shares of the Company’s common stock, the value for each noncontrolling common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable redemption date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $92.3 million and $85.4 million as of September 30, 2013 and December 31, 2012, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each noncontrolling common unit in the event of our termination or liquidation. In the event of our termination or liquidation, it is expected in most cases that each common unit would be entitled to a liquidating distribution equal to the liquidating distribution payable in respect of each share of the Company’s common stock.

Noncontrolling Interest in Consolidated Subsidiary

The noncontrolling interest in consolidated subsidiary represents the third party equity interest in Redwood City Partners, LLC (see Note 2). This noncontrolling interest was $4.9 million at September 30, 2013.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

7.    Stockholders’ Equity of the Company

Issuance of Common Stock

In September 2013, the Company completed an underwritten public offering of 6,175,000 shares of its common stock. The net offering proceeds, after deducting underwriting discounts and commissions and offering expenses, were approximately $295.9 million. The net proceeds will be used for general corporate purposes, which may include acquiring properties (including office properties and undeveloped land), funding development and redevelopment projects, and repaying indebtedness, which may include borrowings under the operating partnership’s revolving credit facility and term loan facility.

At-The-Market Stock Offering Program

Under our at-the-market stock offering program, which commenced in July 2011, we may offer and sell shares of our common stock having an aggregate gross sales price of up to $200.0 million from time to time in “at-the-market” offerings. The following table sets forth information regarding sales of our common stock under our at-the-market offering program for the three and nine months ended September 30, 2013:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(in millions, except share and per share data)
Common shares sold during the period	226,430	1,040,838
Weighted average price per common share	$51.12	$53.11
Aggregate gross proceeds	$11.6	$55.3
Aggregate net proceeds after sales agent compensation	$11.4	$54.4

The proceeds from the sales were used to fund development and redevelopment expenditures and general corporate purposes. Since commencement of the program, we have sold 2,183,261 shares of common stock having an aggregate gross sales price of $105.3 million. As of September 30, 2013, shares of common stock having an aggregate gross sales price of up to $94.7 million remain available to be sold under this program. Actual future sales will depend upon a variety of factors including but not limited to market conditions, the trading price of the Company’s common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

8.    Partners’ Capital of the Operating Partnership

Issuance of Common Units

In September 2013, the Company completed an underwritten public offering of 6,175,000 shares of its common stock (see Note 7. The net offering proceeds of approximately $295.9 million were contributed by the Company to the Operating Partnership in exchange for 6,175,000 common units.

During the three and nine months ended September 30, 2013, the Company utilized its at-the-market stock offering program to issue 226,430 and 1,040,838 shares of common stock, respectively (see Note 7. The net offering proceeds for the three and nine months ended September 30, 2013 of approximately $11.4 million and $54.4 million, respectively, were contributed by the Company to the Operating Partnership in exchange for 226,430 and 1,040,838 common units, respectively.

Common Units Outstanding

The following table sets forth the number of common units held by the Company and the number of common units held by non-affiliate investors and certain of our executive officers and directors in the form of noncontrolling common units as well as the ownership interest held on each respective date:

	September 30, 2013	December 31, 2012	September 30, 2012
Company owned common units in the Operating Partnership	82,113,491	74,926,981	74,692,939
Company owned general partnership interest	97.8%	97.6%	97.6%
Noncontrolling common units of the Operating Partnership	1,821,503	1,826,503	1,826,503
Ownership interest of noncontrolling interest	2.2%	2.4%	2.4%

For a further discussion of the noncontrolling common units as of September 30, 2013 and December 31, 2012, refer to Note 6.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

9.    Share-Based Compensation

Stockholder Approved Equity Compensation Plans

As of September 30, 2013, we maintained one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan as amended (the “2006 Plan”). As of September 30, 2013, 28,355 shares were available for grant under the 2006 Plan. The number of shares that remains available for grant is calculated using the weighted share counting provisions set forth in the 2006 Plan, which are based on the type of awards that are granted. The maximum number of shares available for grant subject to full value awards (which generally include equity awards other than options and stock appreciation rights) was 9,711 shares as of September 30, 2013.

On April 4, 2013, the Executive Compensation Committee of the Company’s Board of Directors granted 19,084 RSUs to the Company’s Chief Operating Officer as part of his modified employment agreement. Fifty-percent of the RSUs granted are scheduled to vest in six equal annual installments beginning on December 31, 2013 through December 31, 2018. The grant date fair value of these time-based RSUs was $0.5 million, which was based on the $53.05 closing share price of the Company’s common stock on the New York Stock Exchange on the grant date. Compensation expense will be recognized on a straight-line basis over the service vesting period for these time-based RSUs. The remaining 50% of the RSUs granted are scheduled to vest in six equal annual installments for each calendar year during 2013 through 2018 based on the achievement of certain absolute or relative total shareholder return goals measured annually or, if neither of the shareholder return hurdles are achieved for an applicable year during the performance period, those RSUs will remain eligible to vest in a subsequent year (ending in 2018) based on the achievement of a cumulative total shareholder return goal. The grant date fair value of these market measure-based RSUs was $0.4 million and was calculated using a Monte Carlo simulation pricing model based on the assumptions in the table below. The grant date fair value is allocated among each of the six annual vesting tranches for these market measure-based RSUs and compensation expense will be recognized over the service vesting period using the accelerated expense attribution method.

The computation of expected volatility is based on a blend of the historical volatility of our shares of common stock over 12 years  as that is expected to be most consistent with future volatility and equates to a time period twice as long as the six year term of the RSUs and implied volatility data based on the observed pricing of six month publicly-traded options on our shares of common stock. The risk-free interest rate is based on the yield curve on zero-coupon U.S. Treasury STRIP securities in effect at the grant date. The expected dividend yield is estimated by examining the average of the historical dividend yield levels over the six year term of the RSUs and our current annualized dividend yield as of the grant date. The expected life of the RSUs is equal to the six year vesting period.

April 2013 Market-Measure based RSU Grant
Grant date fair value per share	$44.55
Expected share price volatility	27.00%
Risk-free interest rate	0.90%
Dividend yield	3.60%
Expected life	6 years

On April 4, 2013, the terms of 61,327 time-based RSUs granted to certain officers of the Company in January 2013 were modified to include market and performance-based vesting requirements based on certain total shareholder return and FFO per share targets. The RSUs will vest in five equal annual installments over the five-years requisite service period based on the achievement of certain absolute or relative total shareholder return goals measured annually or, if neither of the shareholder return hurdles are achieved for an applicable year during the performance period, those RSUs will remain eligible to vest in a subsequent year (ending in 2018) based on the achievement of a cumulative total shareholder return goal, as well as (in each case) continued employment through the applicable vesting date. The Company’s closing stock price on the date of modification was $53.05. The compensation expense related to the modified RSUs will be recognized using the accelerated attribution expense method through the remainder of the five-year requisite service period.

On March 30, 2012, the Executive Compensation Committee of the Company’s Board of Directors granted 103,239 RSUs to the Company’s Chief Executive Officer. The RSUs granted vest in seven equal annual installments for each calendar year during 2012 through 2018 based on the achievement of certain absolute or relative total shareholder return goals measured annually or, if neither of the shareholder return hurdles are achieved for an applicable year during the performance period, those RSUs will remain eligible to vest in a subsequent year (ending in 2018) based on the achievement of a cumulative total shareholder return goal, as well as (in each case) continued employment through the applicable vesting date.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Summary of Market-Measure Based RSUs

A summary of our market-measure based RSU activity from January 1, 2013 through September 30, 2013 is presented below:

	Nonvested RSUs		Vested RSUs	Total RSUs
	Amount	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2013	88,491	$41.20	14,748	103,239
Granted	9,542	44.55	—	9,542
Vested	—	—	—	—
Settled	—		—	—
Issuance of dividend equivalents	—		—	—
Modified from time based (1)	61,327	53.05	—	61,327
Canceled			—	—
Outstanding as of September 30, 2013	159,360	$45.96	14,748	174,108
_______________

(1)	On April 4, 2013 the terms of time-based RSU’s granted to certain officers of the Company in January were modified to include market-measure and performance-based vesting requirements.

A summary of our market-measure based RSU activity for the nine months ended September 30, 2013 and 2012 is presented below:

	RSUs Granted		RSUs Vested
Nine months ended September 30,	Non-Vested RSUs Issued	Weighted-Average Grant Date Fair Value Per Share	Vested RSUs	Total Vest-Date Fair Value (in thousands)
2013	9,542	$44.55	—	$—
2012	103,239	41.20	—	—

Summary of Time-Based RSUs

A summary of our time-based RSU activity from January 1, 2013 through September 30, 2013 is presented below:

	Nonvested RSUs		Vested RSUs	Total RSUs
	Amount	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2013	279,102	$41.30	769,761	1,048,863
Granted, net of forfeitures	173,758	49.45	—	173,758
Vested	(73,574)	38.80	73,574	—
Settled (1)			(10,342)	(10,342)
Issuance of dividend equivalents (2)			20,421	20,421
Modified to market-measure based (3)	(61,327)	53.05	—	(61,327)
Canceled (1)(4)			(3,800)	(3,800)
Outstanding as of September 30, 2013	317,959	$46.13	849,614	1,167,573
_______________

(1)	Represents vested RSUs that are settled in cash or shares of the Company’s common stock.

(2)	RSUs issued as dividend equivalents are vested upon issuance.

(3)	During the second quarter the terms of time-based RSUs granted to certain officers of the Company in January were modified to include market-measure based vesting requirements.

(4)
We accept the return of RSUs, at the current quoted closing share price of the Company’s common stock, to satisfy minimum statutory tax-withholding requirements related to either the issuance, vesting or settlement of RSUs in accordance with the terms of the 2006 Plan.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

A summary of our time-based RSU activity for the nine months ended September 30, 2013 and 2012 is presented below:

	RSUs Granted		RSUs Vested
Nine months ended September 30,	Non-Vested RSUs Issued	Weighted-Average Grant Date Fair Value Per Share	Vested RSUs	Total Vest-Date Fair Value (1) (in thousands)
2013	173,758	$49.45	(73,574)	$3,677
2012	204,829	44.34	(58,940)	2,420
_______________

(1)	Total fair value of RSUs vested was calculated based on the quoted closing share price of the Company’s common stock on the NYSE on the day of vesting.

Summary of Nonvested Restricted Stock

A summary of our nonvested restricted stock activity from January 1, 2013 through September 30, 2013 is presented below:

	Non-Vested Restricted Stock	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2013	95,241	$40.42
Granted	—	—
Vested (1)	(47,291)	39.12
Outstanding as of September 30, 2013	47,950	$41.71
_______________

(1)
The total shares vested include 20,880 shares that were tendered in accordance with the terms of the 2006 Plan to satisfy minimum statutory tax withholding requirements related to the restricted shares that have vested. We accept the return of shares at the current quoted closing share price of the Company’s common stock to satisfy tax obligations.

A summary of our nonvested and vested restricted stock activity for the nine months ended September 30, 2013 and 2012 is presented below:

	Shares Granted		Shares Vested
Nine months ended September 30,	Non-Vested Shares Issued	Weighted-Average Grant Date Fair Value Per Share	Vested Shares	Total Fair Value at Vest Date(1) (in thousands)
2013	—	$—	(47,291)	$2,290
2012	62,137	41.84	(35,623)	1.388
_______________

(1)	Total fair value of shares vested was calculated based on the quoted closing share price of the Company’s common stock on the NYSE on the date of vesting.

Summary of Stock Options

A summary of our stock option activity from January 1, 2013 through September 30, 2013 is presented below:

	Number of Options	Exercise Price	Remaining Contractual Term (years)
Outstanding at January 1, 2013	1,540,000	$42.61
Granted	—	—
Exercised	(3,000)	42.61
Forfeited	(12,000)	42.61
Outstanding at September 30, 2013 (1)(2)	1,525,000	$42.61	8.4
_______________

(1)	As of September 30, 2013, 305,000 of the outstanding stock options were exercisable.

(2)	The total intrinsic value of options outstanding at September 30, 2013 was $11.2 million.

Share-based Compensation Cost Recorded During the Period

The total compensation cost for all share-based compensation programs was $2.5 million and $2.4 million for the three months ended September 30, 2013 and 2012, respectively, and $7.2 million and $6.2 million for the nine months ended September 30, 2013 and 2012, respectively. Of the total share-based compensation costs, $0.2 million and $0.2 million was capitalized as part of real estate assets for the three months ended September 30, 2013 and 2012, respectively, and $0.6 million and $0.7 million for the

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, there was approximately $27.9 million of total unrecognized compensation cost related to nonvested incentive awards granted under share-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.3 years. The remaining compensation cost related to these nonvested incentive awards had been recognized in periods prior to September 30, 2013.

10.    Commitments and Contingencies

General

As of September 30, 2013, we had commitments of approximately $447.7 million, excluding our ground lease commitments, for contracts and executed leases directly related to our operating and redevelopment properties. However, this amount includes the $27.5 million that we expect to pay during the fourth quarter of 2013 upon the closing of the purchase of the land underlying the ground lease at 360 Third Street in San Francisco, California. We exercised an option to acquire the land during the fourth quarter of 2012.

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

Property Damage Settlement

During the nine months ended September 30, 2013, we settled an outstanding matter related to property damage at one of our properties. In connection with this settlement, we received a cash payment of $5.2 million and recognized this amount in other property income during the nine months ended September 30, 2013.

Settlement with Prior Tenant

During the three months ended September 30, 2013, we settled an outstanding matter with a prior tenant at one of the properties disposed of in December 2012. In connection with this settlement, we received a net cash payment of $3.7 million, which is presented in Income from discontinued operations in our consolidated statements of operations for the three and nine months ended September 30, 2013.

11.    Fair Value Measurements and Disclosures

Assets and Liabilities Reported at Fair Value

The only assets we record at fair value on a recurring basis on our consolidated financial statements are the marketable securities related to our deferred compensation plan. The following table sets forth the fair value of our marketable securities as of September 30, 2013 and December 31, 2012:

	Fair Value (Level 1) (1)
	September 30, 2013	December 31, 2012
Description	(in thousands)
Marketable securities (2)	$9,192	$7,435
_______________

(1)	Based on quoted prices in active markets for identical securities.

(2)	The marketable securities are held in a limited rabbi trust.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following table sets forth the net gain on marketable securities recorded during the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Description	(in thousands)
Net gain on marketable securities	$669	$315	$995	$595

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our other financial instruments as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Liabilities
Secured debt (1)	$563,898	$574,661	$561,096	$591,993
Exchangeable senior notes, net (1)	167,236	178,379	163,944	181,223
Unsecured debt, net (2)	1,431,048	1,522,228	1,130,895	1,254,047
Unsecured line of credit (1)	—	—	185,000	185,049
_______________

(1)	Fair value calculated using Level II inputs which are based on model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

(2)
Fair value calculated using Level I and Level II inputs. Level I inputs are based on quoted prices for identical instruments in active markets. The carrying value and fair value of the Level I instruments was $841.9 million and $932.2 million, respectively, as of September 30, 2013. The carrying value and fair value of the Level I instruments at December 31, 2012, was $573.3 million and $653.0 million, respectively. The carrying value and fair value of the Level II instruments was $589.2 million and $590.0 million, respectively, as of September 30, 2013. The carrying value and fair value of the Level II instruments at December 31, 2012, was $557.6 million and $601.0 million, respectively.

12.    Discontinued Operations

Dispositions

The following table summarizes the property sold during the nine months ended September 30, 2013:

Location	Property Type	Month of Disposition	Number of Buildings	Rentable Square Feet	Sales Price (in millions)
26541 Agoura Road, Calabasas, CA	Office	June	1	90,156	$14.7

Properties Held for Sale

As of September 30, 2013, the following properties were classified as held for sale:

Location	City/Submarket	Property Type	Number of Buildings	Rentable Square Feet
San Diego Properties, San Diego, CA (1)	I-15 Corridor/Sorrento Mesa	Office	13	1,099,395
8101 Kaiser Boulevard, Anaheim, CA (2)	Anaheim	Office	1	59,790
Total properties held for sale			14	1,159,185
________________________

(1)
The San Diego Properties included the following: 4910 Directors Place, 10020 Pacific Mesa Boulevard, 6055 Lusk Avenue, 5010 and 5005 Wateridge Vista Drive, 15435 and 15445 Innovation Drive, and 15051, 15073, 15231, 15253, 15333 and 15378 Avenue of Science.

(2)	We closed on the disposition of this property on October 2, 2013. The sales price was $9.6 million.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The major classes of assets and liabilities of the properties held for sale as of September 30, 2013 were as follows:

Real estate assets and other assets held for sale	(in thousands)
Land and improvements	$54,273
Buildings and improvements	236,792
Undeveloped land and construction in progress	1,441
Total real estate held for sale	292,506
Accumulated depreciation	(70,084)
Total real estate held for sale, net	222,422
Current receivables, net	303
Deferred rent receivables, net	9,062
Deferred leasing costs and acquisition-related intangible assets, net	6,643
Prepaid expenses and other assets, net	981
Real estate and other assets held for sale, net	$239,411

Liabilities and deferred revenue of real estate assets held for sale
Accounts payable and other liabilities	$2,554
Deferred revenue and acquisition-related intangible liabilities, net	12,785
Rents received in advance and tenant security deposits	1,412
Liabilities and deferred revenue of real estate assets held for sale	$16,751

Discontinued Operations

For the three and nine months ended September 30, 2013 and 2012, discontinued operations included the income of all properties sold and classified as held for sale during the nine months ended September 30, 2013. For the three and nine months ended September 30, 2012, discontinued operations also included the income of seven office buildings and our industrial portfolio that were sold in 2012. The following table summarizes the revenue and expense components that comprise Income from discontinued operations for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Revenues:
Rental income	$6,604	$10,522	$18,334	$33,105
Tenant reimbursements	892	1,639	2,331	5,296
Other property income	4,610	229	4,617	884
Total revenues	12,106	12,390	25,282	39,285
Expenses:
Property expenses	2,020	2,044	3,920	6,287
Real estate taxes	684	1,301	2,048	3,719
Provision for bad debts	(23)	(194)	(23)	(194)
Depreciation and amortization	3,081	4,550	8,531	13,870
Total expenses	5,762	7,701	14,476	23,682
Income from discontinued operations before net gain on dispositions of discontinued operations	6,344	4,689	10,806	15,603
Net gain on dispositions of discontinued operations	—	—	423	72,809
Total income from discontinued operations	$6,344	$4,689	$11,229	$88,412

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

13.    Net Income (Loss) Available to Common Stockholders Per Share of the Company

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted per-share computations for net income (loss) available to common stockholders for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except share and per share amounts)
Numerator:
Income (loss) from continuing operations	$2,683	$(2,167)	$10,289	$(4,941)
Loss (income) from continuing operations attributable to noncontrolling common units of the Operating Partnership	14	179	(8)	564
Preferred distributions and dividends	(3,312)	(5,342)	(9,938)	(17,775)
Allocation to participating securities (1)	(450)	(408)	(1,292)	(1,225)
Numerator for basic and diluted loss from continuing operations available to common stockholders	(1,065)	(7,738)	(949)	(23,377)
Income from discontinued operations	6,344	4,689	11,229	88,412
Income from discontinued operations attributable to noncontrolling common units of the Operating Partnership	(145)	(112)	(258)	(2,272)
Numerator for basic and diluted net income (loss) available to common stockholders	$5,134	$(3,161)	$10,022	$62,763
Denominator:
Basic weighted average vested shares outstanding	76,768,893	71,889,475	75,750,822	67,975,309
Effect of dilutive securities – contingently issuable shares and stock options	—	—	—	—
Diluted weighted average vested shares and common share equivalents outstanding	76,768,893	71,889,475	75,750,822	67,975,309
Basic earnings per share:
Loss from continuing operations available to common stockholders per share	$(0.01)	$(0.10)	$(0.01)	$(0.34)
Income from discontinued operations per common share	0.08	0.06	0.14	1.26
Net income (loss) available to common stockholders per share	$0.07	$(0.04)	$0.13	$0.92
Diluted earnings per share:
Loss from continuing operations available to common stockholders per share	$(0.01)	$(0.10)	$(0.01)	$(0.34)
Income from discontinued operations per common share	0.08	0.06	0.14	1.26
Net income (loss) available to common stockholders per share	$0.07	$(0.04)	$0.13	$0.92
________________________

(1)	Participating securities include nonvested shares, time-based RSUs and vested market-measure RSUs.

The impact of the contingently issuable shares, which consist of 159,360 market measure-based RSUs, the 4.25% Exchangeable Notes and 1,525,000 stock options, were not considered in our diluted earnings per share calculation for the three and nine months ended September 30, 2013 because we reported a loss from continuing operations attributable to common stockholders in the respective period and the effect was anti-dilutive. The impact of the contingently issuable shares, which consisted of 103,238 market measure-based RSUs, the Exchangeable Notes and 1,540,000 stock options was not considered in our diluted earnings per share calculation for the three and nine months ended September 30, 2012 because we reported a loss from continuing operations attributable to common stockholders and the effect was anti-dilutive. See Note 5 for additional information regarding the Exchangeable Notes and Note 9 for additional information regarding the outstanding market measure-based RSUs and stock options.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

14.    Net Income (Loss) Available to Common Unitholders Per Unit of the Operating Partnership

The following table reconciles the numerator and denominator in computing the Operating Partnership’s basic and diluted per-unit computations for net income (loss) available to common unitholders for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except unit and per unit amounts)
Numerator:
Income (loss) from continuing operations	$2,683	$(2,167)	$10,289	$(4,941)
Income from continuing operations attributable to noncontrolling interests in consolidated subsidiaries	(47)	(48)	(178)	(144)
Preferred distributions	(3,312)	(5,342)	(9,938)	(17,775)
Allocation to participating securities (1)	(450)	(408)	(1,292)	(1,225)
Numerator for basic and diluted loss from continuing operations available to common unitholders	(1,126)	(7,965)	(1,119)	(24,085)
Income from discontinued operations	6,344	4,689	11,229	88,412
Numerator for basic and diluted net income (loss) available to common unitholders	$5,218	$(3,276)	$10,110	$64,327
Denominator:
Basic weighted average vested units outstanding	78,590,396	73,680,259	77,574,907	69,717,834
Effect of dilutive securities - contingently issuable shares and stock options	—	—	—	—
Diluted weighted average vested units and common unit equivalents outstanding	78,590,396	73,680,259	77,574,907	69,717,834
Basic earnings per unit:
Loss from continuing operations available to common unitholders per unit	$(0.01)	$(0.10)	$(0.01)	$(0.34)
Income from discontinued operations per common unit	0.08	0.06	0.14	1.26
Net income (loss) available to common unitholders per unit	$0.07	$(0.04)	$0.13	$0.92
Diluted earnings per unit:
Loss from continuing operations available to common unitholders per unit	$(0.01)	$(0.10)	$(0.01)	$(0.34)
Income from discontinued operations per common unit	0.08	0.06	0.14	1.26
Net income (loss) available to common unitholders per unit	$0.07	$(0.04)	$0.13	$0.92
________________________

(1)	Participating securities include nonvested shares, time-based RSUs and vested market-measure RSUs.

The impact of the contingently issuable units, which consist of 159,360 market measure-based RSUs, the 4.25% Exchangeable Notes and 1,525,000 stock options, were not considered in our diluted earnings per unit calculation for the three and nine months ended September 30, 2013 because the Operating Partnership reported a loss from continuing operations attributable to common unitholders in the respective periods and the effect was anti-dilutive. The impact of the contingently issuable units, which consisted of 103,238 market measure-based RSUs, the Exchangeable Notes and 1,540,000 stock options was not considered in our diluted earnings per unit calculation for the three and nine months ended September 30, 2012 because the Operating Partnership reported a loss from continuing operations attributable to common unitholders and the effect was anti-dilutive. See Note 5 for additional information regarding the Exchangeable Notes and Note 9 for additional information regarding the outstanding market measure-based RSUs and stock options.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

15.    Subsequent Events

On October 16, 2013, aggregate dividends, distributions, and dividend equivalents of $29.8 million were paid to common stockholders and common unitholders of record on September 30, 2013 and RSU holders on the payment date.

In October 2013, we sold one of our office properties that was held for sale as of September 30, 2013 for $9.6 million.

In October 2013, the Company acquired a 2.0 acre undeveloped land parcel for $17.0 million, completing the final phase of the land assemblage for the Crossing 900 project located in Redwood City, California.

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

Statements contained in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Forward-looking statements include, among other things, statements or information concerning projected future occupancy and rental rates, lease expirations, debt maturity, potential investments, strategies such as capital recycling, development and redevelopment activity, projected construction costs, dispositions, future incentive compensation, pending, potential or proposed acquisitions and other forward-looking financial data, as well as the discussion below under the captions “—Factors That May Influence Future Results of Operations,” “—Liquidity and Capital Resource of the Company,” and “—Liquidity and Capital Resources of the Operating Partnership.” Forward-looking statements can be identified by the use of words such as “believes,” “expects,” “projects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” and the negative of these words and phrases and similar expressions that do not relate to historical matters. Forward-looking statements are based on our current expectations, beliefs and assumptions, and are not guarantees of future performance. Forward-looking statements are inherently subject to uncertainties, risks, changes in circumstances, trends and factors that are difficult to predict, many of which are outside of our control. Accordingly, actual performance, results and events may vary materially from those indicated in the forward-looking statements, and you should not rely on the forward-looking statements as predictions of future performance, results or events. Numerous factors could cause actual future performance, results and events to differ materially from those indicated in forward-looking statements. For a discussion of those risk factors, see the discussion below as well as “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s and the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2012 and their respective other filings with the SEC. All forward-looking statements are based on information that was available and speak only as of the date on which they are made. We assume no obligation to update any forward-looking statement that becomes untrue because of subsequent events, new information or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under Federal securities laws.

Overview and Background

We are a self-administered REIT active in premier office submarkets along the West Coast. We own, develop, acquire and manage real estate assets, consisting primarily of Class A properties in the coastal regions of Los Angeles, Orange County, San Diego, the San Francisco Bay Area and greater Seattle, which we believe have strategic advantages and strong barriers to entry. We own our interests in all of our properties through the Operating Partnership and the Finance Partnership and conduct substantially all of our operations through the Operating Partnership. We owned a 97.8%, 97.6% and 97.6% general partnership interest in the Operating Partnership as of September 30, 2013, December 31, 2012 and September 30, 2012, respectively. All our properties are held in fee except for the 11 office buildings that are held subject to long-term ground leases for the land.

Factors That May Influence Future Results of Operations

Acquisitions. During the nine months ended September 30, 2013, we acquired four office buildings and a land site that is fully entitled for an additional 75,000 square-foot office building in two transactions for approximately $296.4 million (see Note 2 to our consolidated financial statements included in this report for more information). During 2012, we acquired 14 office buildings in seven transactions with an aggregate purchase price of approximately $674.0 million and six development and redevelopment projects in six transactions with an aggregate purchase price of approximately $340.3 million. We generally finance our acquisitions through proceeds from the issuance of debt and equity securities, borrowings under our revolving credit facility, proceeds from our capital recycling program and the assumption of existing debt.

As a key component of our growth strategy, we continually evaluate acquisition opportunities (including undeveloped land, development and redevelopment opportunities and office properties) as they arise. As a result, at any point in time we may have one or more potential acquisitions under consideration that are in varying stages of evaluation, negotiation or due diligence review, which may include potential acquisitions under contract. As of the date of the filing of this report, we were in negotiations to acquire additional undeveloped land parcels. We cannot provide assurance that we will complete these acquisitions. In the future, we may enter into agreements to acquire additional properties or undeveloped land, either as wholly-owned properties or through joint ventures, and those agreements typically will be subject to the satisfaction of closing conditions. We cannot provide assurance that we will enter into any agreements to acquire properties or undeveloped land or that the potential acquisitions contemplated by any agreements we may enter into in the future will be completed. Costs associated with acquisitions accounted for as business combinations are expensed as incurred, and we may be unable to complete an acquisition after making a nonrefundable deposit or incurring acquisition-related costs. In addition, acquisitions are subject to various other risks and uncertainties. During the three and nine months ended September 30, 2013, we expensed approximately $0.6 million and $1.4 million, respectively, of third-party acquisition costs, and we anticipate that we may incur additional third-party acquisition costs during the remainder of 2013. We expect that we will continue to focus on the acquisition of undeveloped land and development and redevelopment opportunities during the remainder 2013 and in early 2014.

Undeveloped Land / Formation of New Consolidated Subsidiary. In June 2013, the Company entered into an agreement with an unaffiliated third party and formed a new consolidated subsidiary, Redwood City Partners, LLC. In connection with this transaction, the Company acquired a 0.35 acre land site, completing the first phase of the land assemblage for its plans to develop an approximate 300,000 square foot office project (the “Crossing 900” project) in Redwood City, California. (See Note 2 to our consolidated financial statements included in this report for more information). In October 2013, the Company acquired a 2.0 acre undeveloped land parcel for $17.0 million, completing the final phase of the land assemblage for this project.

Capital Recycling Program. As part of our current and ongoing strategy, we continuously evaluate opportunities for the potential disposition of properties and undeveloped land in our portfolio with the intent of recycling the proceeds generated from the disposition of non-strategic properties or lower return assets into capital used to fund new operating and development acquisitions, to finance development and redevelopment expenditures, to repay long-term debt and for other general corporate purposes. As part of our capital recycling strategy, we intend, when practical, to enter into Section 1031 Exchanges to defer some or all of the taxable gains on the sales, if any, for federal and state income tax purposes.

In connection with this strategy, during the second quarter of 2013, we completed the sale of one office building to an unaffiliated third party. Gross sales proceeds totaled approximately $14.7 million, resulting in a gain on sale of approximately $0.4 million (see Note 12 to our consolidated financial statements included in this report for additional information). In addition, as of September 30, 2013, we classified 13 properties located in San Diego, California and one property located in Anaheim, California as properties held for sale and included the results for these properties in discontinued operations in our consolidated financial statements for all periods presented. In October 2013, we completed the sale of the property located in Anaheim, California for a sales price of $9.6 million. We anticipate the remaining transactions will close during the fourth quarter of 2013, subject to customary closing conditions.

The timing of any potential future disposition transactions will depend on market conditions and other factors, including but not limited to our capital needs and our ability to defer some or all of the taxable gains on the sales. We cannot assure that we will dispose of any additional properties or that future acquisitions and/or dispositions, if any, will qualify as Section 1031 Exchanges.

Leasing Activity and Changes in Rental Rates. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following tables set forth certain information regarding leasing activity for our stabilized portfolio during the three and nine months ended September 30, 2013.

Information on Leases Commenced and Executed

For Leases Commenced (1)

	1st & 2nd Generation (2)				2nd Generation (2)
	Number of Leases (3)		Rentable Square Feet (3)		TI/LC per Sq. Ft. (4)	Changes in Rents (5)(6)	Changes in Cash Rents (7)	Retention Rates (8)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Three Months Ended September 30, 2013	34	27	358,367	269,354	$45.76	24.8%	5.2%	58.3%	84
Nine Months Ended September 30, 2013	76	66	736,934	855,596	36.53	19.7%	8.9%	52.1%	72

For Leases Executed (1)(9)

	1st & 2nd Generation (2)				2nd Generation (2)
	Number of Leases (3)		Rentable Square Feet (3)		TI/LC per Sq. Ft. (4)	Changes in Rents (5)(6)	Changes in Cash Rents (7)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Three Months Ended September 30, 2013	36	27	240,497	269,354	$32.84	21.4%	6.7%	69
Nine Months Ended September 30, 2013	89	60	675,753	793,902	26.59	18.1%	9.8%	60
_______________________

(1)	Includes leases commenced and executed for properties held for sale at September 30, 2013.

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

(6)
Excludes commenced and executed leases of approximately 325,000 and 293,000 rentable square feet, respectively, for the nine months ended September 30, 2013, for which the space was vacant longer than one year or being leased for the first time. Space vacant for more than one year is excluded from our change in rents calculations to provide a meaningful market comparison.

(7)
Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. Excludes leases for which the space was vacant longer than one year or vacant when the property was acquired.

(8)	Calculated as the percentage of space either renewed or expanded into by existing tenants or subtenants at lease expiration.

(9)
For the three months ended September 30, 2013, 17 new leases totaling 134,000 rentable square feet were signed but not commenced as of September 30, 2013. For the nine months ended September 30, 2013, 26 new leases totaling 331,000 rentable square feet were signed but not commenced as of September 30, 2013.

As of September 30, 2013, we believe that the weighted average cash rental rates for our stabilized portfolio, including recently acquired operating properties are slightly under the current average market rental rates, although individual properties within any particular submarket presently may be leased either above, below, or at the current market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our portfolio.

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

Lease Expirations (1)(2)

Year of Lease Expiration	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (3)	% of Total Annualized Base Rent (3)	Annualized Base Rent per Sq. Ft. (3)

Remainder of 2013	15	44,269	0.4%	$1,690	0.5%	$38.17
2014	106	1,142,743	10.1%	32,193	8.6%	28.17
2015	107	1,710,566	15.1%	50,029	13.4%	29.25
2016	82	841,732	7.4%	23,143	6.2%	27.49
2017	88	1,692,186	15.0%	55,074	14.8%	32.55
2018	53	1,521,971	13.5%	62,368	16.8%	40.98
Total	451	6,953,467	61.5%	$224,497	60.3%	$32.29
________________________

(1)	Excludes lease expirations for properties held for sale at September 30, 2013.

(2)
The information presented for all lease expiration activity reflects leasing activity through September 30, 2013 for our stabilized portfolio. For leases that have been renewed early or space that has been re-leased to a new tenant, the expiration date and annualized base rent information presented takes into consideration the renewed or re-leased lease terms. Excludes space leased under month-to-month leases, intercompany leases, vacant space, and lease renewal options not executed as of September 30, 2013.

(3)
Annualized base rent includes the impact of straight-lining rent escalations and the amortization of free rent periods and excludes the impact of the following: amortization of deferred revenue related tenant-funded tenant improvements, amortization of above/below market rents, amortization for lease incentives due under existing leases, and expense reimbursement revenue. Additionally, the underlying leases contain various expense structures including full service gross, modified gross and triple net. Percentages represent percentage of total portfolio annualized contractual base rental revenue. For additional information on tenant improvement and leasing commission costs incurred by the Company for the current reporting period, please see further discussion under the caption “Information on Leases Commenced and Executed.”

In addition to the 1.0 million rentable square feet, or 7.8%, of currently available space in our stabilized portfolio, leases representing approximately 0.4% and 10.1% of the occupied square footage of our stabilized portfolio are scheduled to expire during the remainder of 2013 and in 2014, respectively. The leases scheduled to expire during the remainder of 2013 and in 2014 represent approximately 1.2 million rentable square feet or 9.1% of our total annualized base rental revenue. We believe that the weighted average cash rental rates are slightly under the current average market rental rates for leases scheduled to expire during the remainder of 2013 and 2014, although individual properties within any particular submarket presently may be leased either above, below, or at the current quoted market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our overall portfolio. Our ability to re-lease available space depends upon both general market conditions and the market conditions in the specific regions in which individual properties are located.

Redevelopment Projects

We believe that a portion of our potential long-term future growth will continue to come from redevelopment opportunities both through acquired properties and within our existing portfolio. Redevelopment opportunities are those projects in which we spend significant development and construction costs on existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. As of September 30, 2013, we had two redevelopment projects in lease-up.

•
3880 Airport Way, Long Beach, submarket of Los Angeles, California on which we commenced redevelopment in the third quarter of 2011. This lease-up property, encompassing approximately 98,000 rentable square feet, was 50% leased prior to the commencement of redevelopment which was completed in two phases. Redevelopment on the first half, which was leased, was completed during the second quarter of 2012, and redevelopment on the second half was completed in the fourth quarter of 2012. This project is expected to be added to the stabilized portfolio during the fourth quarter of 2013 because the project will have reached one year from completion of redevelopment. The lease-up project will have a total estimated investment of approximately $20.1 million upon completion, including the $6.3 million net carrying value of the project at the commencement of redevelopment.

•
360 Third Street, South of Market Area, submarket of San Francisco, California on which we commenced redevelopment in the fourth quarter of 2011. Redevelopment for this project was completed in the first quarter of 2013. The lease-up project, which encompasses approximately 410,000 rentable square feet, will have a total estimated investment of approximately $185.8 million at completion, including the $88.5 million net carrying value of the project at the commencement of redevelopment plus $27.5 million to acquire the land (currently subject to a ground lease) in the fourth quarter of 2013. As of September 30, 2013, the project is 85% leased and 78% occupied.

In-Process and Future Development Pipeline

We believe that a portion of our long-term future growth will also come from the completion of our under construction and in-process projects as well as executing on our future development pipeline, subject to market conditions. During 2012 and 2013, we increased our focus on value-add and highly accretive development opportunities and expanded our future development pipeline through targeted acquisitions of development opportunities on the West Coast.

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

As of September 30, 2013, our near-term development pipeline consisted of the following five projects under construction and the projects that we may commence construction on in the fourth quarter of 2013.

•
690 E. Middlefield Road, Mountain View, California, which we acquired in May 2012. We acquired the project for $84.0 million, comprised of a cash purchase price of $74.5 million plus $9.5 million of assumed leasing commissions and other net accrued liabilities. The development project, which is 100% pre-leased to Synopsys, Inc., has a total estimated investment of approximately $197.6 million and is expected to encompass approximately 341,000 rentable square feet upon completion. Construction is currently in process and is expected to be completed in the first quarter of 2015.

•
331 Fairchild Drive, Mountain View, California, which we acquired in December 2012 and is 100% pre-leased. We acquired the project for $18.9 million plus $2.9 million of development costs reimbursed to the seller and are developing an approximately 88,000 square foot building for Audience, Inc. The development project has a total estimated investment of approximately $45.2 million. In October 2013, the project was substantially complete and the tenant took possession of the building.

•
350 Mission Street, South of Market Financial District, San Francisco, California, which we acquired in October 2012. Shortly after acquisition, we pre-leased the entire project to salesforce.com, inc. and are currently in the process of developing an approximately 400,000 square foot, 27 story office tower that adapts our open-plan workspace concepts to a high-rise office environment. The property is expected to be LEED platinum certified, the first ground up development property in the city expected to receive this designation. The development project has a total estimated investment of approximately $254.4 million. We are currently pursuing entitlements to increase this project to a 30-story office tower, which would increase the estimated rentable square feet and total estimated investment. Construction is currently in process and is expected to be completed in the first quarter of 2015.

•
555-599 N. Mathilda Avenue, Sunnyvale, California, which we acquired in December 2012. The project, which is comprised of one operating property and a future development site, is 100% pre-leased. Our plan at this project is to continue operating the existing building and develop an approximately 587,000 square foot office complex for LinkedIn, Inc., the tenant in the current existing building. The development project has a total estimated investment of approximately $314.5 million. Construction is currently in process and is expected to be completed in the third quarter of 2014.

•
Columbia Square, in Hollywood, California, which we acquired in September 2012. The project is a historical media campus located in the heart of Hollywood, two blocks from the corner of Sunset Boulevard and Vine Street. The site is fully entitled for the development of an 875,000 rentable square foot office, retail and multi-family mixed use project under a 15-year development agreement that includes three existing buildings. During the second quarter of 2013, we commenced redevelopment of the three existing historical buildings, which encompass approximately 100,000 rentable square feet. Additionally, we are planning to develop approximately 575,000 square feet of office, retail and residential space that we plan on completing in multiple phases. We currently expect to invest an additional $295 - $305 million for a total estimated investment of approximately $380 - $390 million. Our plan is to create a mixed-use campus that preserves the historical character while establishing a new center for entertainment and media companies. We currently expect to begin construction on Phase II in the fourth quarter of 2013.

•
333 Brannan Street, South of Market Area, San Francisco, California, which we acquired in July 2012. In the third quarter of 2013, we obtained full entitlements to develop an approximately 170,000 rentable square foot LEED platinum certified office building on this site that will include all the features, amenities and systems that tech and media tenants need. We currently expect to invest an additional $73.1 - $78.1 million for a total estimated investment of approximately $95 - $100 million. We currently expect to begin construction on 333 Brannan Street in the fourth quarter of 2013.

•
Crossing 900, in Redwood City, California, which we entered into an agreement on June 27, 2013 with a local partner and acquired a 0.35 acre land site, completing the first phase of the land assemblage for our plans to develop an approximate 300,000 square foot office project. We currently expect a total estimated investment for the project of $175 - $180 million and currently expect to begin construction in the fourth quarter of 2013. In October 2013, the Company acquired a 2.0 acre undeveloped land parcel for $17.0 million, completing the final phase of the land assemblage for the project.

In the future, we may also enter into agreements to acquire other development or redevelopment opportunities, either as wholly-owned properties or through joint ventures and those agreements typically will be subject to the satisfaction of closing conditions. In addition, as of September 30, 2013, we had additional undeveloped land holdings, located primarily in various submarkets in San Diego County with an aggregate cost basis of approximately $304.6 million.

This increase in our development and redevelopment activities will continue to cause an increase in the average development asset balances qualifying for interest and other carry cost capitalization in future periods. During the three and nine months ended September 30, 2013, we capitalized interest on in process development projects, redevelopment projects in lease-up, and development pipeline projects with an aggregate cost basis balance of approximately $902.6 million at September 30, 2013, as it was determined these projects qualified for interest and other carry cost capitalization under GAAP. For the three and nine months ended September 30, 2013, we capitalized $9.1 million and $25.3 million, respectively, of interest to our qualifying redevelopment and development projects. For the three and nine months ended September 30, 2012, we capitalized $5.0 million and $13.2 million, respectively, of interest to our qualifying redevelopment and development projects. For the three and nine months ended September 30, 2013, we capitalized $1.8 million and $5.2 million, respectively, of internal costs to our qualifying redevelopment and development projects. For the three and nine months ended September 30, 2012, we capitalized $0.6 million and $1.5 million, respectively, of internal costs to our qualifying redevelopment and development projects.

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

Share-Based Compensation. As of September 30, 2013, there was approximately $27.9 million of total unrecognized compensation cost related to outstanding nonvested shares of restricted common stock, RSUs and stock options issued under share-based compensation arrangements. Those costs are expected to be recognized over a weighted-average period of 2.3 years. The $27.9 million of unrecognized compensation cost does not reflect the future compensation cost for any potential share-based awards that may be issued. Share-based compensation expense for potential future awards could be affected by our operating and development performance, financial results, total shareholder return and market conditions. Consequently, we cannot predict the amounts that will be recorded in future periods for such share-based awards. See Note 9 to our consolidated financial statements for additional information regarding our share-based incentive compensation plan.

Stabilized Portfolio Information

As of September 30, 2013, our stabilized portfolio was comprised of 103 office properties encompassing an aggregate of approximately 12.5 million rentable square feet. Our stabilized portfolio includes all of our properties with the exception of undeveloped land, development and redevelopment properties currently under construction or committed for construction, “lease-up” properties and properties held-for-sale. We define lease-up properties as properties recently developed or redeveloped that have not yet reached 95% occupancy and are within one year following cessation of major construction activities. We define redevelopment properties as those projects for which we expect to spend significant development and construction costs on existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. Our stabilized portfolio also excludes our future development pipeline, which is comprised of 11 potential development sites, representing 124.9 gross acres of undeveloped land.

At September 30, 2013, our stabilized portfolio excluded 14 properties held for sale, two “lease-up” properties and five development properties currently under construction.

The following table reconciles the changes in the rentable square feet in our stabilized portfolio of operating properties from
September 30, 2012 to September 30, 2013:

	Number of Buildings	Rentable Square Feet
Total as of September 30, 2012	111	12,656,542
Acquisitions (1)	6	766,177
Completed redevelopment properties placed in-service	2	410,046
Property moved to the development pipeline	(1)	(45,195)
Dispositions and properties held for sale	(15)	(1,249,341)
Remeasurement		(1,734)
Total as of September 30, 2013	103	12,536,495
________________________

(1)	Excludes redevelopment and development property acquisitions.

Occupancy Information

The following table sets forth certain information regarding our stabilized portfolio:

Stabilized Portfolio Occupancy

Region	Number of Buildings	Rentable Square Feet	Occupancy at (1)
			9/30/2013	6/30/2013	12/31/2012
Los Angeles and Ventura Counties	26	3,397,673	93.2%	91.9%	94.0%
Orange County	3	437,603	93.3%	89.3%	92.0%
San Diego	48	4,364,528	89.6%	87.6%	90.7%
San Francisco Bay Area	14	2,289,054	92.7%	91.8%	95.5%
Greater Seattle	12	2,047,637	95.2%	95.7%	93.3%
Total Stabilized Portfolio	103	12,536,495	92.2%	90.7%	92.8%

	Average Occupancy
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stabilized Portfolio(1)	91.4%	90.4%	90.9%	90.4%
Same Store Portfolio(2)	91.7%	93.2%	91.8%	93.2%
__________________________________

(1)	Occupancy percentages reported are based on our stabilized office portfolio as of the end of the period presented.

(2)
Occupancy percentages reported are based on office properties owned and stabilized as of January 1, 2012 and still owned and stabilized as of September 30, 2013. See discussion under “Results of Operations” for additional information.

Significant Tenants

The following table sets forth information about our fifteen largest tenants, excluding tenants from our properties held for sale, as of the date of filing this quarterly report, based upon annualized rental revenues as of September 30, 2013.

Tenant Name	Annualized Base Rental Revenue ($ in thousands)	Rentable Square Feet	Percentage of Total Annualized Base Rental Revenue	Percentage of Total Rentable Square Feet
DIRECTV, LLC	$23,683	663,262	6.4%	5.3%
Bridgepoint Education, Inc.	15,066	322,994	4.1%	2.6%
Intuit, Inc.	13,489	465,812	3.6%	3.7%
Delta Dental of California	10,960	217,629	2.9%	1.7%
AMN Healthcare, Inc.	8,341	175,672	2.2%	1.4%
Group Health Cooperative	6,372	183,422	1.7%	1.5%
Microsoft Corporation	6,256	215,997	1.7%	1.7%
Fish & Richardson P.C.	6,071	139,538	1.6%	1.1%
Splunk, Inc.	5,413	95,008	1.5%	0.8%
Wells Fargo (1)	5,302	127,014	1.4%	1.0%
Scripps Health	5,199	112,067	1.4%	0.9%
BP Biofuels	5,158	136,908	1.4%	1.1%
Lucile Salter Packard Children's Hospital at Stanford	5,111	137,807	1.4%	1.1%
Adobe Systems, Inc.	4,989	189,131	1.3%	1.5%
Epson America, Inc.	4,915	136,026	1.3%	1.1%
Total Top Fifteen Tenants	$126,325	3,318,287	33.9%	26.5%

________________________

(1)	The Company has entered into leases with various affiliates of the tenant.

Current Regional Information

We have generally seen rental rates stabilize and start to improve in many of our submarkets. We have also seen vacancy rates in many of our submarkets are starting to decrease.

Los Angeles and Ventura Counties. Our Los Angeles and Ventura Counties stabilized portfolio of 3.4 million rentable square feet was 93.2% occupied with approximately 229,900 available rentable square feet as of September 30, 2013 compared to 94.0% occupied with approximately 210,100 available rentable square feet as of December 31, 2012. The decrease in occupancy is primarily attributable to three lease expirations. As of September 30, 2013, we have leased approximately 19,100 rentable square feet in this region that was vacant at September 30, 2013 to seven tenants. The new leases are scheduled to commence at various times throughout the remainder of 2013.

As of September 30, 2013, leases representing an aggregate of approximately 39,800 and 372,500 rentable square feet are scheduled to expire during the remainder of 2013 and in 2014, respectively, in this region. The aggregate rentable square feet under the leases scheduled to expire in this region during the remainder of 2013 and in 2014 represents approximately 3.7% of our occupied rentable square feet and 3.6% of our annualized base rental revenues in our total stabilized portfolio as of September 30, 2013.

Orange County. Our Orange County stabilized portfolio of approximately 437,603 rentable square feet was 93.3% occupied with approximately 29,200 available rentable square feet as of September 30, 2013, compared to 92.0% occupied with approximately 37,900 available rentable square feet as of December 31, 2012. The increase in occupancy is primarily attributable to the reclassification of one property from the stabilized portfolio to properties held for sale as of September 30, 2013. As of September 30, 2013, we have leased approximately 6,300 rentable square feet in this region that was vacant at September 30, 2013 to two tenants. The new leases are scheduled to commence at various times throughout the remainder of 2013.

As of September 30, 2013, leases representing an aggregate of approximately 4,500 and 33,200 rentable square feet are scheduled to expire during the remainder of 2013 and in 2014, respectively, in this region. The aggregate rentable square feet under leases scheduled to expire in 2013 and 2014 represents approximately 0.3% of our occupied rentable square feet and 0.3% of our annualized base rental revenues in our total stabilized portfolio as of September 30, 2013.

San Diego County. Our San Diego County stabilized portfolio of 4.4 million rentable square feet was 89.6% occupied with approximately 454,900 available rentable square feet as of September 30, 2013 compared to 90.7% occupied with approximately 486,800 available rentable square feet as of December 31, 2012. The decrease in occupancy is primarily attributable to six lease expirations. As of September 30, 2013, we have leased approximately 129,000 rentable square feet in this region that was vacant at September 30, 2013 to six tenants. The new leases are scheduled to commence at various times throughout the remainder of 2013.

As of September 30, 2013, leases representing an aggregate of approximately 472,200 rentable square feet are scheduled to expire in 2014, with no leases expiring during the remainder of 2013, in this region. The aggregate rentable square feet under leases scheduled to expire in this region in 2014 represents approximately 4.1% of our occupied rentable square feet and 2.8% of our annualized base rental revenues in our total stabilized portfolio as of September 30, 2013.

San Francisco Bay Area. As of September 30, 2013, our San Francisco Bay Area stabilized portfolio of 2.3 million rentable square feet was 92.7% occupied with approximately 167,500 available rentable square feet, compared to 95.5% occupied with approximately 102,800 available rentable square feet as of December 31, 2012. The decrease in occupancy is primarily attributable to fifteen lease expirations. As of September 30, 2013, we have leased approximately 21,500 rentable square feet in this region that was vacant at September 30, 2013 to six tenants. The new leases are scheduled to commence at various times throughout the remainder of 2013.

As of September 30, 2013, leases representing an aggregate of approximately 167,000 rentable square feet are scheduled to expire in 2014, with no leases expiring during the remainder of 2013, in this region. The aggregate rentable square feet under leases scheduled to expire in this region in 2014 represents approximately 1.5% of our occupied rentable square feet and 1.6% of our annualized base rental revenues in our total stabilized portfolio as of September 30, 2013.

Greater Seattle. As of September 30, 2013, our Greater Seattle stabilized portfolio of 2.0 million rentable square feet was 95.2% occupied with approximately 98,600 available rentable square feet, compared to 93.3% occupied with approximately 116,100 available rentable square feet as of December 31, 2012. The increase in occupancy is primarily attributable to the acquisition of two office buildings encompassing approximately 320,400 rentable square feet that were 100.0% occupied as of September 30, 2013. As of September 30, 2013, we have leased approximately 18,300 rentable square feet in this region that was vacant at September 30, 2013 to one tenant.

As of September 30, 2013, leases representing an aggregate of approximately 97,800 rentable square feet are scheduled to expire in 2014, with no leases expiring during the remainder of 2013, in this region. The aggregate rentable square feet under leases scheduled to expire in this region in 2014 represents approximately 0.9% of our occupied rentable square feet and 0.8% of our annualized base rental revenues in our total stabilized portfolio as of September 30, 2013.

Results of Operations

Net Operating Income

Management internally evaluates the operating performance and financial results of our stabilized portfolio based on Net Operating Income from continuing operations. We define “Net Operating Income” as operating revenues (rental income, tenant reimbursements, and other property income) less operating expenses (property expenses, real estate taxes, provision for bad debts, and ground leases).

Net Operating Income from continuing operations is considered by management to be an important and appropriate supplemental performance measure to net income (loss) because we believe it helps both investors and management to understand the core operations of our properties excluding corporate and financing-related costs and non-cash depreciation and amortization. Net Operating Income is an unlevered operating performance metric of our properties and allows for a useful comparison of the operating performance of individual assets or groups of assets. This measure thereby provides an operating perspective not immediately apparent from GAAP income (loss) from operations or net income (loss). In addition, Net Operating Income is considered by many in the real estate industry to be a useful starting point for determining the value of a real estate asset or group of assets. Other real estate companies may use different methodologies for calculating Net Operating Income, and accordingly, our presentation of Net Operating Income may not be comparable to other real estate companies. Because of the exclusion of the items shown in the reconciliation below, Net Operating Income should only be used as a supplemental measure of our financial performance and not as an alternative to GAAP income (loss) from operations or net income (loss).

Management further evaluates Net Operating Income by evaluating the performance from the following property groups:

•
Same Store Properties – which includes the results of all of the office properties that were owned and included in our stabilized portfolio as of January 1, 2012 and still owned and included in the stabilized portfolio as of September 30, 2013;

•
Acquisition Properties – which includes the results, from the dates of acquisition through the periods presented, for the fourteen office buildings we acquired during 2012 and the four office buildings we acquired during the nine months ended September 30, 2013;

•
Stabilized Redevelopment Properties – which includes the results generated by one office building that was moved into the stabilized portfolio upon completion of redevelopment in the fourth quarter of 2012; and

•	Other Properties – which includes the results of properties not included in our stabilized portfolio. These properties consist of two office buildings that were in the “lease-up” phase.

The following table sets forth certain information regarding the property groups within our stabilized portfolio as of September 30, 2013:

Group	# of Buildings	Rentable Square Feet
Same Store Properties	84	9,938,826
Acquisition Properties	18	2,298,941
Stabilized Redevelopment Properties	1	298,728
Total Stabilized Portfolio	103	12,536,495

Comparison of the Three Months Ended September 30, 2013 to the Three Months Ended September 30, 2012

The following table reconciles our Net Operating Income, as defined, to our net income for the three months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2013	2012
	($ in thousands)
Reconciliation to Net Income:
Net Operating Income, as defined	$79,226	$68,364	$10,862	15.9%
Unallocated (expense) income:
General and administrative expenses	(10,226)	(8,727)	(1,499)	17.2
Acquisition-related expenses	(568)	(556)	(12)	2.2
Depreciation and amortization	(47,569)	(41,724)	(5,845)	14.0
Interest income and other net investment gains	673	330	343	103.9
Interest expense	(18,853)	(19,854)	1,001	(5.0)
Income (loss) from continuing operations	2,683	(2,167)	4,850	(223.8)
Income from discontinued operations	6,344	4,689	1,655	35.3
Net income	$9,027	$2,522	$6,505	257.9%

The following tables summarize the Net Operating Income, as defined, for our total portfolio for the three months ended September 30, 2013 and 2012.

	Three Months Ended September 30,
	2013					2012
	Same Store	Acquisitions Properties	Stabilized Redevel-opment	Other	Total	Same Store	Acquisitions Properties	Stabilized Redevel-opment	Other	Total
	(in thousands)					(in thousands)
Operating revenues:
Rental income	$80,036	$18,497	$2,611	$3,795	$104,939	$77,837	$10,897	$4	$2,090	$90,828
Tenant reimbursements	6,890	2,657	102	7	9,656	6,346	1,626	—	50	8,022
Other property income	735	367	—	—	1,102	111	15	—	9	135
Total	87,661	21,521	2,713	3,802	115,697	84,294	12,538	4	2,149	98,985
Property and related expenses:
Property expenses	20,068	3,932	641	482	25,123	17,811	2,536	61	608	21,016
Real estate taxes	7,543	1,818	203	731	10,295	7,174	1,102	—	470	8,746
Provision for bad debts	129	12	—	(17)	124	—	—	—	—	—
Ground leases	396	311	4	218	929	417	303	(2)	141	859
Total	28,136	6,073	848	1,414	36,471	25,402	3,941	59	1,219	30,621
Net Operating Income (Loss), as defined	$59,525	$15,448	$1,865	$2,388	$79,226	$58,892	$8,597	$(55)	$930	$68,364

	Three Months Ended September 30, 2013 as compared to the Three Months Ended September 30, 2012
	Same Store		Acquisition Properties		Stabilized Redevelopment		Other		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income	$2,199	2.8%	$7,600	69.7%	$2,607	65,175.0%	$1,705	81.6%	$14,111	15.5%
Tenant reimbursements	544	8.6	1,031	63.4	102	100.0	(43)	(86.0)	1,634	20.4
Other property income	624	562.2	352	2,346.7	—	—	(9)	(100.0)	967	716.3
Total	3,367	4.0	8,983	71.6	2,709	67,725.0	1,653	76.9	16,712	16.9
Property and related expenses:
Property expenses	2,257	12.7	1,396	55.0	580	950.8%	(126)	(20.7)	4,107	19.5
Real estate taxes	369	5.1	716	65.0	203	100.0	261	55.5	1,549	17.7
Provision for bad debts	129	—	12	—	—	—	(17)	—	124	—
Ground leases	(21)	(5.0)	8	2.6	6	(300.0)	77	54.6	70	8.1
Total	2,734	10.8	2,132	54.1	789	1,337.3	195	16.0	5,850	19.1
Net Operating Income, as defined	$633	1.1%	$6,851	79.7%	$1,920	(3,490.9)%	$1,458	156.8%	$10,862	15.9%

Net Operating Income increased $10.9 million, or 15.9%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 primarily resulting from:

•	An increase of $6.9 million attributable to the Acquisition Properties;

•	An increase of $0.6 million attributable to the Same Store Properties primarily resulting from:

•	An increase in rental income of $2.2 million primarily due to new leases at higher rates and increased parking income at a number of properties;

•	An increase in tenant reimbursements of $0.5 million primarily due to higher reimbursable property expenses and real estate taxes;

•	An increase in other property income of $0.6 million primarily due to receipt of lease termination fees;

•	A partially offsetting increase in property and related expenses of $2.7 million primarily resulting from:

•
An increase of $2.3 million in property expenses primarily resulting from an increase in certain recurring operating costs of approximately $1.9 million related to property management expenses, insurance, utilities, other service-related costs and $0.4 million of non-recurring legal fees;

•
An increase of $0.4 million in real estate taxes primarily as a result of higher taxes at several properties and a decrease in property tax refunds received in the current year compared to the prior year period.

•	An increase of $1.9 million attributable to the Stabilized Redevelopment Properties; and

•
An increase of $1.5 million attributable to the Other Properties primarily resulting from income generated in 2013 from one redevelopment property that was 78% occupied at September 30, 2013 as compared to 26% occupied at September 30, 2012.

Other Expenses and Income

General and Administrative Expenses

General and administrative expenses increased $1.5 million, or 17.2%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily attributable to an increase in payroll and administrative costs associated with the growth of the Company, higher payroll costs associated with the renegotiation of our Chief Operating Officer’s employment agreement in April 2013 and costs related to our accounting system conversion.

Depreciation and Amortization

Depreciation and amortization increased by $5.8 million, or 14.0%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, primarily related to the Acquisition Properties.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts/premiums and loan cost amortization, net of capitalized interest, including capitalized debt discounts/premiums and loan cost amortization for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013	2012	Dollar Change	Percentage Change
	(in thousands)
Gross interest expense	$27,942	$24,843	$3,099	12.5%
Capitalized interest	(9,089)	(4,989)	(4,100)	82.2%
Interest expense	$18,853	$19,854	$(1,001)	(5.0)%

Gross interest expense, before the effect of capitalized interest, increased $3.1 million, or 12.5%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 resulting from an increase in our average outstanding debt balances due to the acquisitions and growth of the Company.

Capitalized interest increased $4.1 million, or 82.2%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily attributable to an increase in our development and redevelopment activity, which resulted in higher average asset balances qualifying for interest capitalization.

Comparison of the Nine Months Ended September 30, 2013 to the Nine Months Ended September 30, 2012

The following tables summarize the Net Operating Income, as defined, for our total portfolio for the nine months ended September 30, 2013 and 2012.

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2013	2012
	($ in thousands)
Reconciliation to Net Income:
Net Operating Income, as defined	$240,177	$194,950	$45,227	23.2%
Unallocated (expense) income:
General and administrative expenses	(29,750)	(26,745)	(3,005)	11.2
Acquisition-related expenses	(1,387)	(3,897)	2,510	(64.4)
Depreciation and amortization	(141,814)	(109,780)	(32,034)	29.2
Interest income and other net investment gains	1,084	703	381	54.2
Interest expense	(58,021)	(60,172)	2,151	(3.6)
Income (loss) from continuing operations	10,289	(4,941)	15,230	(308.2)
Income from discontinued operations	11,229	88,412	(77,183)	(87.3)
Net income	$21,518	$83,471	$(61,953)	(74.2)%

The following tables summarize the Net Operating Income, as defined, for our total portfolio for the nine months ended September 30, 2013 and 2012.

	Nine Months Ended September 30,
	2013					2012
	Same Store	Acquisitions Properties	Stabilized Redevel-opment	Other	Total	Same Store	Acquisitions Properties	Stabilized Redevel-opment	Other	Total
	(in thousands)					(in thousands)
Operating revenues:
Rental income	$237,518	$54,736	$6,370	$10,307	$308,931	$233,353	$15,686	$13	$4,547	$253,599
Tenant reimbursements	20,552	7,347	325	279	28,503	18,992	2,692	—	183	21,867
Other property income	6,376	685	—	1	7,062	703	248	—	10	961
Total	264,446	62,768	6,695	10,587	344,496	253,048	18,626	13	4,740	276,427
Property and related expenses:
Property expenses	56,159	11,881	1,479	2,209	71,728	50,464	3,417	261	1,389	55,531
Real estate taxes	22,056	5,247	677	1,727	29,707	20,924	1,596	—	1,148	23,668
Provision for bad debts	224	12	—	(17)	219	2	—	—	—	2
Ground leases	1,231	934	9	491	2,665	1,252	409	3	612	2,276
Total	79,670	18,074	2,165	4,410	104,319	72,642	5,422	264	3,149	81,477
Net Operating Income (Loss), as defined	$184,776	$44,694	$4,530	$6,177	$240,177	$180,406	$13,204	$(251)	$1,591	$194,950

	Nine Months Ended September 30, 2013 as compared to the Nine Months Ended September 30, 2012
	Same Store		Acquisitions		Stabilized Redevelopment		Other		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
							($ in thousands)
Operating revenues:
Rental income	$4,165	1.8%	$39,050	248.9%	$6,357	48,900.0%	$5,760	126.7%	$55,332	21.8%
Tenant reimbursements	1,560	8.2	4,655	172.9	325	100.0	96	52.5	6,636	30.3
Other property income	5,673	807.0	437	176.2	—	—	(9)	100.0	6,101	634.9
Total	11,398	4.5	44,142	237.0	6,682	51,400.0	5,847	123.4	68,069	24.6
Property and related expenses:
Property expenses	5,695	11.3	8,464	247.7	1,218	466.7	820	59.0	16,197	29.2
Real estate taxes	1,132	5.4	3,651	228.8	677	100.0	579	50.4	6,039	25.5
Provision for bad debts	222	11,100.0	12	—	—	—	(17)	—	217	10,850.0
Ground leases	(21)	(1.7)	525	128.4	6	200.0	(121)	(19.8)	389	17.1
Total	7,028	9.7	12,652	233.3	1,901	720.1	1,261	40.0	22,842	28.0
Net Operating Income, as defined	$4,370	2.4%	$31,490	238.5%	$4,781	1,904.8%	$4,586	(288.2)%	$45,227	23.2%

Net Operating Income increased $45.2 million, or 23.2%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 primarily resulting from:

•	An increase of $31.5 million attributable to the Acquisition Properties;

•	An increase of $4.4 million attributable to the Same Store Properties primarily resulting from:

•	An increase in rental income of $4.2 million primarily resulting from an increase in tenant renewals and new leases at higher rental rates;

•	An increase in tenant reimbursements of $1.6 million primarily due to higher reimbursable property expenses and real estate taxes;

•
An increase in other property income of $5.7 million primarily due to the receipt of a $5.2 million property damage settlement payment at one of our properties and lease termination fees of $0.5 million;

•	A partially offsetting increase in property and related expenses of $7.0 million primarily resulting from:

•
An increase of $5.7 million in property expenses primarily as a result of an increase in certain recurring operating costs of approximately $4.1 million related to property management expenses, utilities, insurance, other service-related costs and $1.6 million of non-recurring expenses; and

•
An increase in real estate taxes of $1.1 million primarily as a result of a net decrease of $0.5 million of property tax refunds received in current period compared to prior year period, as well as customary real estate tax increases.

•	An increase of $4.8 million attributable to the Stabilized Redevelopment Properties; and

•
An increase of $4.6 million attributable to the Other Properties primarily resulting from income generated in 2013 from one redevelopment property in lease-up that was 78% occupied at September 30, 2013 compared to 26% occupied at September 30, 2012.

Other Expenses and Income

General and Administrative Expenses

General and administrative expenses increased $3.0 million, or 11.2%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily attributable to an increase in compensation expense related to higher payroll costs associated with the growth of the Company and the March 2012 and April 2013 renegotiations of our Chief Executive Officer's and Chief Operating Officer’s employment agreements and costs associated with our accounting system conversion.

Depreciation and Amortization

Depreciation and amortization increased by $32.0 million, or 29.2%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, primarily related to the Acquisition Properties.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts/premiums and loan cost amortization, net of capitalized interest, including capitalized debt discounts/premiums and loan cost amortization for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2013	2012
	($ in thousands)
Gross interest expense	$83,322	$73,326	$9,996	13.6%
Capitalized interest	(25,301)	(13,154)	(12,147)	92.3%
Interest expense	$58,021	$60,172	$(2,151)	(3.6)%

Gross interest expense, before the effect of capitalized interest, increased $10.0 million, or 13.6%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 resulting from an increase in our average outstanding debt balances due to acquisitions and growth of the Company.

Capitalized interest increased $12.1 million, or 92.3%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily attributable to an increase in our development and redevelopment activity, which resulted in higher average asset balances qualifying for interest capitalization.

Liquidity and Capital Resources of the Company

In this “Liquidity and Capital Resources of the Company” section, the term the “Company” refers only to Kilroy Realty Corporation on an unconsolidated basis and excludes the Operating Partnership and all other subsidiaries.

The Company’s business is operated primarily through the Operating Partnership. Distributions from the Operating Partnership are the Company’s source of capital. The Company believes the Operating Partnership’s sources of working capital, specifically its cash flow from operations and borrowings available under its revolving credit facility, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its preferred and common stockholders for the next twelve months. Cash flows from operating activities generated by the Operating Partnership for the three and nine months ended September 30, 2013 were sufficient to cover the Company’s payment of cash dividends to its stockholders. However, there can be no assurance that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distributions to the Company. The unavailability of capital could adversely affect the Operating Partnership’s ability to make distributions to the Company, which would in turn, adversely affect the Company’s ability to pay cash dividends to its stockholders.

The Company is a well-known seasoned issuer and the Company and the Operating Partnership have an effective shelf registration statement that provides for the public offering and sale from time to time by the Company of its preferred stock, common stock, depository shares and guarantees of debt securities and by the Operating Partnership of its debt securities, in each case in unlimited amounts. The Company evaluates the capital markets on an ongoing basis for opportunities to raise capital, and, as circumstances warrant, the Company and the Operating Partnership may issue securities of all of these types in one or more offerings at any time and from time to time on an opportunistic basis, depending upon, among other things, market conditions, available pricing and capital needs. When the Company receives proceeds from the sales of its preferred or common stock, it is required by the Operating Partnership’s partnership agreement to contribute the net proceeds from those sales to the Operating Partnership in exchange for corresponding preferred or common partnership units of the Operating Partnership. The Operating Partnership may use these proceeds and proceeds from the sale of its debt securities to repay debt, including borrowings under its revolving credit facility, to develop new or existing properties, to make acquisitions of properties or portfolios of properties, or for general corporate purposes.

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

Distribution Requirements

The Company is required to distribute 90% of its taxable income (subject to certain adjustments and excluding net capital gain) on an annual basis to maintain qualification as a REIT for federal income tax purposes and is required to pay income tax at regular corporate rates to the extent it distributes less than 100% of its taxable income (including capital gains). As a result of these distribution requirements, the Operating Partnership cannot rely on retained earnings to fund its on-going operations to the same extent as other companies whose parent companies are not REITs. In addition, the Company may be required to use borrowings under the Operating Partnership’s revolving credit facility, if necessary, to meet REIT distribution requirements and maintain its REIT status. The Company may also need to continue to raise capital in the equity markets to fund the Operating Partnership’s working capital needs, as well as potential developments of new or existing properties or acquisitions.

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

On September 17, 2013, the Board of Directors declared a regular quarterly cash dividend of $0.35 per common share payable on October 16, 2013 to stockholders of record on September 30, 2013 and caused a $0.35 per Operating Partnership unit cash distribution to be paid in respect of the Operating Partnership’s common limited partnership interests, including those owned by the Company. The total cash quarterly dividends and distributions paid on October 16, 2013 was $29.4 million.

On September 17, 2013, the Board of Directors declared a dividend of $0.42969 per share on the Series G Preferred Stock and $0.39844 per share on the Series H Preferred Stock for the period commencing on and including August 15, 2013 and ending on and including November 14, 2013. The dividend will be payable on November 15, 2013 to Series G Preferred and Series H Preferred stockholders of record on October 31, 2013. The quarterly dividends payable on November 15, 2013 to Series G and Series H Preferred stockholders is expected to total $3.3 million.

Capitalization

As of September 30, 2013, our total debt as a percentage of total market capitalization was 32.9% and our total debt and liquidation value of our preferred equity as a percentage of total market capitalization was 36.0%, which was calculated based on the closing price per share of the Company’s common stock of $49.95 on September 30, 2013 as shown in the following table:

	Shares/Units at September 30, 2013	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
	($ in thousands)
Debt:
Unsecured Revolving Credit Facility		$—	—%
Unsecured Term Loan Facility		150,000	2.3
4.25% Unsecured Exchangeable Notes due 2014 (1)		172,500	2.6
Unsecured Senior Notes due 2014		83,000	1.2
Unsecured Senior Notes due 2015 (1)		325,000	5.0
Unsecured Senior Notes due 2018 (1)		325,000	5.0
Unsecured Senior Notes due 2020 (1)		250,000	3.8
Unsecured Senior Notes due 2023 (1)		300,000	4.6
Secured debt (1)		548,258	8.4
Total debt		2,153,758	32.9
Equity and Noncontrolling Interests:
6.875% Series G Cumulative Redeemable Preferred stock (2)	4,000,000	100,000	1.5
6.375% Series H Cumulative Redeemable Preferred stock (2)	4,000,000	100,000	1.5
Common limited partnership units outstanding (3)(4)	1,821,503	90,984	1.4
Common shares outstanding (4)	82,113,491	4,101,569	62.7
Total equity and noncontrolling interests		4,392,553	67.1
Total Market Capitalization		$6,546,311	100.0%
________________________

(1)	Represents gross aggregate principal amount due at maturity before the effect of net unamortized premiums as of September 30, 2013.

(2)	Value based on $25.00 per share liquidation preference.

(3)	Represents common units not owned by the Company.

(4)	Value based on closing price per share of our common stock of $49.95 as of September 30, 2013.

Liquidity and Capital Resources of the Operating Partnership

In this “Liquidity and Capital Resources of the Operating Partnership” section, the terms “we,” “our,” and “us” refer to the Operating Partnership or the Operating Partnership and the Company together, as the context requires.

General

Our primary liquidity sources and uses are as follows:

Liquidity Sources

•	Net cash flow from operations;

•	Borrowings under the Operating Partnership’s revolving credit facility and term loan facility;

•	Proceeds from additional secured or unsecured debt financings;

•	Proceeds from public or private issuance of debt or equity securities; and

•	Proceeds from the disposition of nonstrategic assets through our capital recycling program.

Liquidity Uses

•	Property or undeveloped land acquisitions;

•	Property operating and corporate expenses;

•	Capital expenditures, tenant improvement and leasing costs;

•	Debt service and principal payments, including debt maturities;

•	Distributions to common and preferred security holders;

•	Development and redevelopment costs; and

•	Outstanding debt repurchases.

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

Capital Markets

•
In September 2013, the Company completed an underwritten public offering of 6,175,000 shares of its common stock. The net offering proceeds (after deducting underwriting discounts and commissions and offering expenses) of approximately $295.9 million were contributed to the Operating Partnership (see Notes 7 and 8 to our consolidated financial statements included in this report for additional information).

•
During the nine months ended September 30, 2013 we issued and sold a total of 1,040,838 of our common stock shares under our at-the-market stock offering program at a weighted average price of $53.11 per share before selling commissions. The net offering proceeds (after deducting sales agent compensation) of approximately $54.4 million were contributed to the Operating Partnership (see “—Liquidity Sources” below for additional information).

•
In January 2013, the Operating Partnership issued unsecured senior notes in a public offering with an aggregate principal balance of $300.0 million that are scheduled to mature on January 15, 2023. The unsecured senior notes require semi-annual interest payments each January and July based on a stated annual interest rate of 3.800%.

Debt Activity

•
In January 2013, the Operating Partnership assumed a secured mortgage loan with a principal balance of $83.9 million that was recorded at fair value resulting in a premium of $11.6 million in connection with an acquisition. We also repaid a secured mortgage loan with an outstanding principal balance of $83.1 million that was scheduled to mature in April 2013 (see Notes 2 and 5 to our consolidated financial statements included in this report for additional information).

After the effect of these aforementioned transactions, as of September 30, 2013, we had approximately $197.2 million of unrestricted cash on hand and no outstanding borrowings on our revolving credit facility.

Liquidity Sources

Credit Facility

The following table summarizes the balance and terms of our revolving credit facility as of September 30, 2013 and December 31, 2012, respectively:

	September 30, 2013	December 31, 2012
	(in thousands)
Outstanding borrowings	$—	$185,000
Remaining borrowing capacity	500,000	315,000
Total borrowing capacity (1)	$500,000	$500,000
Interest rate (2)		1.66%
Facility fee-annual rate (3)	0.300%
Maturity date (4)	April 2017
________________________

(1)	We may elect to borrow, subject to bank approval, up to an additional $200.0 million under an accordion feature under the terms of the revolving credit facility.

(2)
The revolving credit facility interest rate was calculated based on an annual rate of LIBOR plus 1.450% as of both September 30, 2013 and December 31, 2012. No interest rate is shown as of September 30, 2013 because no borrowings were outstanding.

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

We intend to borrow under the revolving credit facility from time to time for general corporate purposes, to fund potential acquisitions, to finance development and redevelopment expenditures and to potentially repay long-term debt.

Capital Recycling Program

In connection with our capital recycling program, we continuously evaluate opportunities for the potential disposition of properties and undeveloped land in our portfolio with the intent of recycling the proceeds generated from the dispositions of non-strategic or lower return assets into capital used to fund new operating and development acquisitions, to finance development and redevelopment expenditures, to repay long-term debt and for other general corporate purposes. As part of our strategy, we intend, when practical, to enter into Section 1031 Exchanges to defer some or all of the taxable gains on the sales, if any, for federal and state income tax purposes.

In connection with this strategy, during the second quarter of 2013, we completed the sale of one office building to an unaffiliated third party. Gross sales proceeds totaled approximately $14.7 million, resulting in a gain on sale of approximately $0.4 million (see Note 12 to our consolidated financial statements included in this report for additional information). In addition, as of September 30, 2013, we classified 13 properties located in San Diego, California and one property located in Anaheim, California as properties held for sale and included the results for these properties in discontinued operations in our consolidated financial statements for all periods presented. In October 2013, we completed the sale of the property located in Anaheim, Calfornia for a sales price of $9.6 million. We anticipate the remaining transactions will close during the fourth quarter of 2013, subject to customary closing conditions.

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

At-The-Market Stock Offering Program

Under our at-the-market stock offering program, which commenced in July 2011, we may offer and sell shares of our common stock having an aggregate gross sales price of up to $200.0 million from time to time in “at-the-market” offerings. The following table sets forth information regarding sales of our common stock under our at-the-market offering program for the three and nine months ended September 30, 2013:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(in millions, except share and per share data)
Common shares sold during the period	226,430	1,040,838
Weighted average price per common share	$51.12	$53.11
Aggregate gross proceeds	$11.6	$55.3
Aggregate net proceeds after sales agent compensation	$11.4	$54.4

The proceeds from the sales were used to fund development and redevelopment expenditures and for general corporate purposes. Since commencement of the program, we have sold 2,183,261 shares of common stock having an aggregate gross sales price of $105.3 million. As of September 30, 2013, shares of common stock having an aggregate gross sales price of up to $94.7 million remain available to be sold under this program. Actual future sales will depend upon a variety of factors including but not limited to market conditions, the trading price of the Company’s common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

Shelf Registration Statement

As discussed above under “—Liquidity and Capital Resources of the Company,” the Company is a well-known seasoned issuer and the Company and the Operating Partnership have an effective shelf registration statement that provides for the public offering and sale from time to time by the Company of its preferred stock, common stock, depository shares and guarantees of debt securities and by the Operating Partnership of its debt securities, in each case in unlimited amounts. The Company evaluates the capital markets on an ongoing basis for opportunities to raise capital, and, as circumstances warrant, the Company and the Operating Partnership may issue securities of all of these types in one or more offerings at any time and from time to time on an opportunistic basis, depending upon, among other things, market conditions, available pricing and capital needs. When the Company receives proceeds from the sales of its preferred or common stock, it is required by the Operating Partnership’s partnership agreement to contribute the net proceeds from those sales to the Operating Partnership in exchange for corresponding preferred or common partnership units of the Operating Partnership. The Operating Partnership may use these proceeds and proceeds from the sale of its debt securities to repay debt, including borrowings under its revolving credit facility, to develop new or existing properties, to make acquisitions of properties or portfolios of properties, or for general corporate purposes.

Exchangeable Notes, Unsecured Debt, and Secured Debt

The aggregate principal amount of our 4.25% Exchangeable Notes, unsecured debt, and secured debt of the Operating Partnership outstanding as of September 30, 2013 was as follows:

Aggregate Principal Amount Outstanding
(in thousands)
Unsecured Revolving Credit Facility	$—
Unsecured Term Loan Facility due 2016	150,000
4.25% Exchangeable Notes due 2014 (1)	172,500
Unsecured Senior Notes due 2014	83,000
Unsecured Senior Notes due 2015 (1)	325,000
Unsecured Senior Notes due 2018 (1)	325,000
Unsecured Senior Notes due 2020 (1)	250,000
Unsecured Senior Notes due 2023 (1)	300,000
Secured Debt (1)	548,258
Total Exchangeable Notes, Unsecured Debt, and Secured Debt	$2,153,758
________________________

(1)	Represents gross aggregate principal amount before the effect of the unamortized discounts and premiums as of September 30, 2013.

Debt Composition

The composition of the Operating Partnership’s aggregate debt balances between secured and unsecured and fixed-rate and variable-rate debt as of September 30, 2013 and December 31, 2012 was as follows:

	Percentage of Total Debt		Weighted Average Interest Rate
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Secured vs. unsecured:
Unsecured(1)	74.5%	72.9%	4.7%	4.5%
Secured	25.5	27.1	5.2%	5.2%
Variable-rate vs. fixed-rate:
Variable-rate	7.0	16.4	1.9%	1.8%
Fixed-rate(1)	93.0	83.6	5.0%	5.3%
Stated rate(1)			4.8%	4.7%
GAAP effective rate(2)			4.8%	4.7%
GAAP effective rate including debt issuance costs			5.2%	5.1%
________________________

(1)	Excludes the impact of the amortization of any debt discounts/premiums.

(2)	Includes the impact of the amortization of any debt discounts/premiums, excluding debt issuance costs.

Liquidity Uses

Contractual Obligations

The following table provides information with respect to our contractual obligations as of September 30, 2013. The table: (i) indicates the maturities and scheduled principal repayments of our secured debt, 4.25% Exchangeable Notes, unsecured debt, and revolving credit facility; (ii) indicates the scheduled interest payments of our fixed-rate and variable-rate debt as of September 30, 2013; (iii) provides information about the minimum commitments due in connection with our ground lease obligations and other lease and contractual commitments; and (iv) provides estimated redevelopment and development commitments as of September 30, 2013. Note that the table does not reflect our available debt maturity extension options and reflects gross aggregate principal amounts before the effect of unamortized discounts/premiums.

	Payment Due by Period
	Less than 1 Year (Remainder of 2013)	1–3 Years (2014-2015)	4–5 Years (2016-2017)	More than 5 Years (After 2017)	Total
	(in thousands)
Principal payments: secured debt (1)	$2,387	$79,950	$171,179	$294,742	$548,258
Principal payments: 4.25% Exchangeable Notes (2)	—	172,500	—	—	172,500
Principal payments: unsecured debt (3)	—	408,000	150,000	875,000	1,433,000
Interest payments: fixed-rate debt (4)	25,234	182,655	121,802	151,875	481,566
Interest payments: variable-rate debt (5)	730	5,790	698	—	7,218
Ground lease obligations (6)	1,069	6,190	6,190	160,007	173,456
Lease and contractual commitments (7)	75,101	14,646	—	—	89,747
Redevelopment and development commitments (8)	80,000	278,000	—	—	358,000
Total	$184,521	$1,147,731	$449,869	$1,481,624	$3,263,745
________________________

(1)	Represents gross aggregate principal amount before the effect of the unamortized premium of approximately $15.6 million as of September 30, 2013.

(2)	Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $5.3 million as of September 30, 2013.

(3)	Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $2.0 million as of September 30, 2013.

(4)
As of September 30, 2013, 93.0% of our debt was contractually fixed. The information in the table above reflects our projected interest rate obligations for these fixed-rate payments based on the contractual interest rates, interest payment dates and scheduled maturity dates.

(5)
As of September 30, 2013, 7.0% of our debt bore interest at variable rates which was incurred under the term loan facility. The variable interest rate payments are based on LIBOR plus a spread of 1.750% as of September 30, 2013. The information in the table above reflects our projected interest rate obligations for these variable-rate payments based on outstanding principal balances as of September 30, 2013, the scheduled interest payment dates and the contractual maturity dates.

(6)	Reflects minimum lease payments through the contractual lease expiration date before the impact of extension options.

(7)	Amounts represent commitments under signed leases and contracts for operating properties, excluding tenant-funded tenant improvements. The timing of these expenditures may fluctuate.

(8)
Amounts represent commitments under signed leases for pre-leased development projects and contractual commitments for lease-up projects and projects under construction as of September 30, 2013. The timing of these expenditures may fluctuate based on the ultimate progress of construction. This table also reflects the November 2012 exercise of the purchase option to acquire the land under a ground lease at one of our redevelopment properties in the fourth quarter of 2013 for a purchase price of $27.5 million to be paid upon closing.

Other Potential Liquidity Uses

In 2012, we acquired 14 buildings for approximately $454.8 million in cash, and through September 30, 2013, we have acquired four buildings and two undeveloped land sites for approximately $216.0 million in cash. All of these transactions were funded through various capital raising activities and, in selected instances, the assumption of existing indebtedness. In addition, in 2012, we acquired six development property project opportunities for approximately $333.9 million in cash and other assumed liabilities. We continually evaluate acquisition and development opportunities as they arise.

In addition to ongoing and potential acquisitions of office properties, we have increased our focus on the acquisition of undeveloped land and development and redevelopment opportunities. As of September 30, 2013, we had five development projects under construction. These projects have a total estimated investment of approximately $861.7 million, of which we have incurred approximately $484.9 million as of September 30, 2013. In addition, we currently have additional development projects that we may commence construction on in the remainder of 2013. In addition to the above commitments, if these projects commence, we could invest between $200 million and $225 million during the remainder of 2013 and in 2014. This estimate is based on market conditions and our anticipation of project approvals. Actual costs could vary depending on changes in circumstances. Ultimate timing of these expenditures may fluctuate given the ultimate progress and leasing status of the projects.

As of the filing date of this report, we were in negotiations to acquire additional undeveloped land parcels. We expect that any material acquisitions or development activities will be funded with borrowings under the revolving credit facility, the public or private issuance of debt or equity securities, the disposition of assets under our capital recycling program or through the assumption of existing debt.

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

Debt Covenants

The revolving credit facility, term loan facility, unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key existing financial covenants and their covenant levels include:

Unsecured Credit Facility and Term Loan Facility (as defined in the applicable Credit Agreements):	Covenant Level	Actual Performance as of September 30, 2013
Total debt to total asset value	less than 60%	35%
Fixed charge coverage ratio	greater than 1.5x	2.4x
Unsecured debt ratio	greater than 1.67x	2.55x
Unencumbered asset pool debt service coverage	greater than 2.0x	3.4x

Unsecured Senior Notes due 2015, 2018, 2020 and 2023 (as defined in the applicable Indentures):
Total debt to total asset value	less than 60%	39%
Interest coverage	greater than 1.5x	4.1x
Secured debt to total asset value	less than 40%	10%
Unencumbered asset pool value to unsecured debt	greater than 150%	271%

The Operating Partnership was in compliance with all its debt covenants as of September 30, 2013. Our current expectation is that the Operating Partnership will continue to meet the requirements of its debt covenants in both the short and long term. However, in the event of a renewed economic slowdown or continued volatility in the credit markets, there is no certainty that the Operating Partnership will be able to continue to satisfy all the covenant requirements.

Consolidated Historical Cash Flow Summary

The following summary discussion of our consolidated historical cash flow is based on the consolidated statements of cash flows in Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow for the periods presented below. The cash flow amounts shown below include the activities of discontinued operations. Our historical cash flow activity for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 is as follows:

	Nine Months Ended September 30,
	2013	2012	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$186,310	$147,327	$38,983	26.5%
Net cash used in investing activities	(281,664)	(541,323)	259,659	(48.0)%
Net cash provided by financing activities	275,804	405,332	(129,528)	(32.0)%

Operating Activities

Our cash flows from operating activities depend on numerous factors including the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, the level of operating expenses, the impact of property acquisitions and related financing activities, and other general and administrative costs. Our net cash provided by operating activities increased by $39.0 million, or 26.5%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily as a result of an increase in cash Net Operating Income generated from our Acquisition Portfolio. See additional information under the caption “— Results of Operations.”

Investing Activities

Our cash flows used in investing activities is generally used to fund property, development and redevelopment acquisitions, recurring and nonrecurring capital expenditures for our operating properties, and development and redevelopment projects, net of proceeds received from property dispositions. Our net cash used in investing activities decreased by $259.7 million, or 48.0%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The net decrease was primarily attributable to the receipt of $229.6 million of restricted cash from escrow during the nine months ended September 30, 2013 related to proceeds from the sale of our industrial portfolio that was set aside at December 31, 2012 to facilitate Section 1031 Exchanges, a decrease of approximately $340.5 million of cash paid for acquisitions as compared to the prior period, and and a decrease of $127.4 million of net proceeds received from dispositions as compared to the prior period. This net decrease was offset by an increase of $169.3 million attributable to the increased activity in our redevelopment and development activity.

Financing Activities

Our net cash provided by financing activities is principally impacted by our capital raising activities, net of dividends and distributions paid to common and preferred security holders. Net cash provided by financing activities decreased by $129.5 million, or 32.0%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to a decrease in the level of equity raising activities in 2013 compared to the prior year period.

Off-Balance Sheet Arrangements

As of September 30, 2013 and as of the date this report was filed, we did not have any off-balance sheet transactions, arrangements, or obligations, including contingent obligations.

Non-GAAP Supplemental Financial Measure: Funds From Operations

We calculate FFO in accordance with the White Paper on FFO approved by the Board of Governors of NAREIT. The White Paper defines FFO as net income or loss calculated in accordance with GAAP, excluding extraordinary items, as defined by GAAP, gains and losses from sales of depreciable real estate and impairment write-downs associated with depreciable real estate, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustment for unconsolidated partnerships and joint ventures. Our calculation of FFO includes the amortization of deferred revenue related to tenant-funded tenant improvements and excludes the depreciation of the related tenant improvement assets.

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

The following table presents our FFO for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Net income (loss) available to common stockholders	$5,584	$(2,753)	$11,314	$63,988
Adjustments:
Net income (loss) attributable to noncontrolling common units of the Operating Partnership	131	(67)	266	1,708
Depreciation and amortization of real estate assets	50,184	45,962	148,982	122,754
Net gain on dispositions of discontinued operations	—	—	(423)	(72,809)
Funds From Operations(1)(2)	$55,899	$43,142	$160,139	$115,641
________________________

(1)	Reported amounts are attributable to common stockholders and common unitholders.

(2)
FFO includes amortization of deferred revenue related to tenant-funded tenant improvements of $2.6 million and $2.4 million for the three months ended September 30, 2013 and 2012 respectively, and $7.6 million and $6.9 million for the nine months ended September 30, 2013 and 2012 respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk we face is interest rate risk. We mitigate this risk by following established risk management policies and procedures. These policies include maintaining prudent amounts of debt, including a greater amount of fixed-rate debt as compared to variable-rate debt in our portfolio, and may include the periodic use of derivative instruments. As of September 30, 2013 and December 31, 2012, we did not have any interest-rate sensitive derivative assets or liabilities.

Information about our changes in interest rate risk exposures from December 31, 2012 to September 30, 2013 is incorporated herein by reference from “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources of the Operating Partnership.”

Market Risk

As of September 30, 2013, approximately 7.0% of our total outstanding debt of $2.2 billion was subject to variable interest rates. The remaining 93.0% bore interest at fixed rates. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes.

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

We generally determine the fair value of our secured debt, revolving credit facility, and unsecured term loan facility by performing discounted cash flow analyses using an appropriate market discount rate. We calculate the market rate by obtaining period-end treasury rates for maturities that correspond to the maturities of our fixed-rate debt and then adding an appropriate credit spread based on information obtained from third-party financial institutions. We calculate the market rate of our revolving credit facility and unsecured term loan facility by obtaining the period-end LIBOR rate and then adding an appropriate credit spread based on information obtained from third-party financial institutions. These credit spreads take into account factors, including but not limited to, our credit profile, the tenure of the debt, amortization period, whether the debt is secured or unsecured, and the loan-to-value ratio of the debt to the collateral. These calculations are significantly affected by the assumptions used, including the discount rate, credit spreads, and estimates of future cash flow. We determine the fair value of the liability component of our 4.25% Exchangeable Notes by performing discounted cash flow analyses using an appropriate market interest rate based upon spreads for our publicly traded debt. We determine the fair value of each of our publicly traded unsecured senior notes based on their quoted trading price at the end of the reporting period. See Note 11 to our consolidated financial statements included in this report for additional information on the fair value of our financial assets and liabilities as of September 30, 2013 and December 31, 2012.

As of September 30, 2013, the total outstanding balance of our variable-rate debt was comprised of borrowings on our unsecured term loan facility of $150.0 million, which was indexed to LIBOR plus a spread of 1.750%. As of December 31, 2012, the total outstanding balance of our variable-rate debt was comprised of borrowings on our revolving credit facility of $185.0 million and borrowings on our unsecured term loan facility of $150.0 million, which were indexed to LIBOR plus a spread of 1.450% (weighted average interest rate of 1.66%) and 1.750% (weighted average interest rate of 1.97%), respectively. Assuming no changes in the outstanding balance of our existing variable-rate debt as of September 30, 2013, a 100 basis point increase in the LIBOR rate would increase our projected annual interest expense, before the effect of capitalization, by approximately $1.5 million. Comparatively, if interest rates were 100 basis points higher as of December 31, 2012, our projected annual interest expense, before the effect of capitalization, would have been $3.4 million higher.

The total carrying value of our fixed-rate debt, including our 4.25% Exchangeable Notes, was approximately $2.0 billion and $1.7 billion as of September 30, 2013 and December 31, 2012, respectively. The total estimated fair value of our fixed-rate debt was approximately $2.1 billion and $1.9 billion as of September 30, 2013 and December 31, 2012, respectively. For sensitivity purposes, a 100 basis point increase in the discount rate equates to a decrease in the total fair value of our fixed-rate debt of approximately $85.9 million, or 4.1%, as of September 30, 2013. Comparatively, a 100 basis point increase in the discount rate equates to a decrease in the total fair value of our fixed-rate debt of approximately $71.8 million, or 3.8%, as of December 31, 2012.

ITEM  4.    CONTROLS AND PROCEDURES

Kilroy Realty Corporation

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is processed, recorded, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2013, the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, that disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes that occurred during the quarter covered by this report in the Company’s internal control over financial reporting identified in connection with the evaluation referenced above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Kilroy Realty, L.P.

The Operating Partnership maintains disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Operating Partnership’s reports under the Exchange Act is processed, recorded, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2013, the end of the period covered by this report. Based on the foregoing, the Operating Partnership’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, that disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes that occurred during the quarter covered by this report in the Operating Partnership’s internal control over financial reporting identified in connection with the evaluation referenced above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM  1.    LEGAL PROCEEDINGS

We and our properties are subject to routine litigation incidental to our business. These matters are generally covered by insurance. As of September 30, 2013, we are not a defendant in, and our properties are not subject to, any legal proceedings that we believe, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations, or cash flows.

ITEM 1A.	RISK FACTORS

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers’ financial condition, and disputes between us and our co-venturers and could expose us to potential liabilities and losses.

As described more fully in Note 2 to our consolidated financial statements included in this report, on June 27, 2013, we entered into an agreement with an unaffiliated third party and formed a new consolidated subsidiary, Redwood City Partners, LLC, to ultimately develop and operate a new office complex in Redwood City, California. We are the managing member and expect to eventually own 93% of Redwood City Partners, LLC. In addition to this venture, we may continue to co-invest in the future with third parties through partnerships, joint ventures or other entities, or through acquiring non-controlling interests in, or sharing responsibility for, managing the affairs of a property, partnership, joint venture or other entity, which may subject us to risks that may not be present with other methods of ownership, including the following:

•
We would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity, which would allow for impasses on decisions that could restrict our ability to sell or transfer our interests in such entity or such entity’s ability to transfer or sell its assets.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities: None.

(b) Use of Proceeds from Registered Securities: None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers: None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.(i)1	Kilroy Realty Corporation Articles of Restatement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2012)

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

10.1	Amendment to Sales Agreement, dated October 2, 2013, between Kilroy Realty Corporation, Kilroy Realty, L.P. and Barclays Capital Inc.

10.2	Amendment to Sales Agreement, dated October 2, 2013, between Kilroy Realty Corporation, Kilroy Realty, L.P. and Wells Fargo Securities, LLC

10.3	Amendment to Sales Agreement, dated October 2, 2013, between Kilroy Realty Corporation, Kilroy Realty, L.P. and Merrill Lynch, Pierce, Fenner & Smith Incorporated

10.4	Amendment to Sales Agreement, dated October 2, 2013, between Kilroy Realty Corporation, Kilroy Realty, L.P. and J.P. Morgan Securities LLC

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty Corporation

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty Corporation

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty, L.P.

31.4*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty, L.P.

32.1*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty Corporation

32.2*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty Corporation

32.3*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty, L.P.

32.4*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty, L.P.

101.1
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to the Consolidated Financial Statements (unaudited).(1)

_______________

*	Filed herewith

(1)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 29, 2013.

KILROY REALTY CORPORATION

By:	/s/ John B. Kilroy, Jr.
John B. Kilroy, Jr. President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Tyler H. Rose
Tyler H. Rose Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Heidi R. Roth
Heidi R. Roth Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 29, 2013.

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