Form 10-K
period 2013-12-31
KILROY REALTY CORP; Kilroy Realty, L.P.
filed 2014-02-14
CIK 1025996, 1493976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Kilroy Realty Corporation  Yes  ☐  No  ☒    Kilroy Realty, L. P.  Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting shares of common stock held by non-affiliates of Kilroy Realty Corporation was approximately $3,991,944,820 based on the quoted closing price on the New York Stock Exchange for such shares on June 30, 2013.

The aggregate market value of the voting and non-voting common units of limited partnership interest held by non-affiliates of Kilroy Realty, L.P. was approximately $55,100,926 based on the quoted closing price on the New York Stock Exchange for Kilroy Realty Corporation shares on June 30, 2013.

As of February 5, 2014, 82,130,022 shares of Kilroy Realty Corporation’s common stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Kilroy Realty Corporation’s Proxy Statement with respect to its 2014 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III of this Form 10‑K.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2013 of Kilroy Realty Corporation and Kilroy Realty, L.P. Unless stated otherwise or the context otherwise requires, references to “Kilroy Realty Corporation” or the “Company,” “we,” “our,” and “us” mean Kilroy Realty Corporation, a Maryland corporation, and its controlled and consolidated subsidiaries, and references to “Kilroy Realty, L.P.” or the “Operating Partnership” mean Kilroy Realty, L.P., a Delaware limited partnership, and its controlled and consolidated subsidiaries.

The Company is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of December 31, 2013, the Company owned an approximate 97.8% common general partnership interest in the Operating Partnership. The remaining approximate 2.2% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of the Company. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control and can cause it to enter into certain major transactions including acquisitions, dispositions, and refinancings and cause changes in its line of business, capital structure and distribution policies.

There are a few differences between the Company and the Operating Partnership that are reflected in the disclosures in this Form 10-K. We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how the Company and the Operating Partnership operate as an interrelated, consolidated company. The Company is a REIT, the only material asset of which is the partnership interests it holds in the Operating Partnership. As a result, the Company does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. The Company itself is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company either directly or through its subsidiaries, conducts the operations of the Company’s business and is structured as a limited partnership with no publicly-traded equity. Except for net proceeds from equity issuances by the Company, which the Company is required to contribute to the Operating Partnership in exchange for units of partnership interest, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness or through the issuance of units of partnership interest.

Noncontrolling interests and stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership. The common limited partnership interests in the Operating Partnership are accounted for as partners’ capital in the Operating Partnership’s financial statements and, to the extent not held by the Company, as noncontrolling interests in the Company’s financial statements. The Operating Partnership’s financial statements reflect the noncontrolling interest in Kilroy Realty Finance Partnership, L.P. a Delaware limited partnership (the “Finance Partnership”). This noncontrolling interest represents the Company’s 1% indirect general partnership interest in the Finance Partnership, which is directly held by Kilroy Realty Finance, Inc., a wholly owned subsidiary of the Company. The differences between stockholders’ equity, partners’ capital and noncontrolling interests result from the differences in the equity issued by the Company and the Operating Partnership in the Operating Partnership’s noncontrolling interest in the Finance Partnership.

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

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	consolidated financial statements;

•	the following notes to the consolidated financial statements:

◦	Note 6, Secured and Unsecured Debt of the Company;

◦	Note 7, Secured and Unsecured Debt of the Operating Partnership;

◦	Note 9, Noncontrolling Interests on the Company’s Consolidated Financial Statements;

◦	Note 10, Stockholders’ Equity of the Company;

◦	Note 11, Preferred and Common Units of the Operating Partnership;

◦	Note 18, Net Income Available to Common Stockholders Per Share of the Company;

◦	Note 19, Net Income Available to Common Unitholders Per Unit of the Operating Partnership;

◦	Note 21, Quarterly Financial Information of the Company (Unaudited); and

◦	Note 22, Quarterly Financial Information of the Operating Partnership (Unaudited);

•	Item 6. Selected Financial Data – Kilroy Realty Corporation;

•	Item 6. Selected Financial Data – Kilroy Realty, L.P.;

•	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

◦	—Liquidity and Capital Resources of the Company; and

◦	—Liquidity and Capital Resources of the Operating Partnership.

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

PART I

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, information concerning projected future occupancy and rental rates, lease expirations, debt maturity, potential investments, strategies such as capital recycling, development and redevelopment activity, projected construction costs, dispositions, future executive incentive compensation and other forward-looking financial data, as well as the discussion in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors That May Influence Future Results of Operations.” Forward-looking statements are based on our current expectations, beliefs and assumptions, and are not guarantees of future performance. Forward-looking statements are inherently subject to uncertainties, risks, changes in circumstances, trends and factors that are difficult to predict, many of which are outside of our control. Accordingly, actual performance, results and events may vary materially from those indicated in the forward-looking statements, and you should not rely on the forward-looking statements as predictions of future performance, results or events. All forward-looking statements are based on currently available information and speak only as of the date on which they are made. We assume no obligation to update any forward-looking statement that becomes untrue because of subsequent events, new information or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under U.S. federal securities laws.

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

Our stabilized portfolio of operating properties was comprised of the following office properties at December 31, 2013:

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied
Stabilized Office Properties (1)	105	12,736,099	514	93.4%
______________

(1)
Excludes 12 properties located in San Diego, California that were held for sale at December 31, 2013 (see Note 17 “Discontinued Operations” to the consolidated financial statements included in this report). The sale of these properties closed on January 9, 2014 (see Note 23 “Subsequent Events” to the consolidated financial statements included in this report for further details).

Our stabilized portfolio includes all of our properties with the exception of properties held for sale, undeveloped land, development and redevelopment properties currently under construction or committed for construction, and “lease-up” properties. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We define “lease-up” properties as properties we recently developed or redeveloped that have not yet reached 95% occupancy and are within one year following cessation of major construction activities. During the fourth quarter of 2013, we completed one development property in San Francisco, California and stabilized a redevelopment property in Long Beach, California. As a result, these properties are included in our stabilized portfolio as of December 31, 2013.

As of December 31, 2013, the following properties were excluded from our stabilized portfolio:

	Number of Properties	Estimated Rentable Square Feet
Properties Held for Sale (1)	12	1,049,035
Development properties under construction (2)	6	2,538,000
Lease-up properties	1	410,000
_______________

(1)
Includes 12 properties located in San Diego, California. The sale of these properties closed on January 9, 2014 (see Note 23 “Subsequent Events” to our consolidated financial statements included in this report for further details).

(2)    Estimated rentable square feet upon completion.

As of December 31, 2013, all of our properties and development and redevelopment projects and all of our business is currently conducted in the state of California with the exception of twelve office properties located in the state of Washington. All of our properties and development and redevelopment projects are 100% owned, excluding a development project owned by Redwood City Partners, LLC, a consolidated subsidiary created on June 27, 2013 (see additional information below) and certain properties held at Qualified Intermediaries for potential future Section 1031 Exchanges, which have been consolidated for financial reporting purposes (see Note 2 “Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included in this report).

On June 27, 2013, the Company entered into an agreement with an unaffiliated third party and formed a new consolidated subsidiary, Redwood City Partners, LLC. In connection with this transaction, the Company acquired a 0.35 acre land site, completing the first phase of the land assemblage for its plans to develop an approximate 300,000 square foot office project (the “Crossing/900” project) in Redwood City, California. In October 2013, the Company acquired a 2.0 acre undeveloped land parcel for $17.0 million, completing the final phase of the land assemblage for the Crossing/900 project. The related assets, liabilities, and noncontrolling interest acquired in connection with this transaction are included in our consolidated financial statements as of the dates of acquisition.

We own our interests in all of our real estate assets through the Operating Partnership and the Finance Partnership. We conduct substantially all of our operations through the Operating Partnership of which we owned a 97.8% common general partnership interest as of December 31, 2013. The remaining 2.2% common limited partnership interest in the Operating Partnership as of December 31, 2013 was owned by non-affiliated investors and certain of our executive officers and directors. Kilroy Realty Finance, Inc., a wholly owned subsidiary of the Company, is the sole general partner of the Finance Partnership and owns a 1.0% common general partnership interest. The Operating Partnership owns the remaining 99.0% common limited partnership interest. We conduct substantially all of our development activities through Kilroy Services, LLC (“KSLLC”), which is a wholly owned subsidiary of the Operating Partnership. With the exception of the Operating Partnership, certain properties held in Section 1031 Exchanges and Redwood City Partners LLC, all of the Company’s subsidiaries are wholly owned.

Available Information; Website Disclosure; Corporate Governance Documents

Kilroy Realty Corporation was incorporated in the state of Maryland on September 13, 1996 and Kilroy Realty, L.P. was organized in the state of Delaware on October 2, 1996. Our principal executive offices are located at 12200 W. Olympic Boulevard, Suite 200 Los Angeles, California 90064. Our telephone number at that location is (310) 481-8400. Our website is www.kilroyrealty.com. The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of, this annual report on Form 10-K or any other report or document we file with or furnish to the SEC. All reports we will file with the SEC will be available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials we file with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. All reports that we will file with the SEC will also be available free of charge on our website at www.kilroyrealty.com as soon as reasonably practicable after we file those materials with, or furnish them to, the SEC.

The following documents relating to corporate governance are also available free of charge on our website under “Investor Relations —Corporate Governance” and available in print to any security holder upon request:

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
12200 West Olympic Boulevard, Suite 200
Los Angeles, California 90064

Business and Growth Strategies

Growth Strategies.    We believe that a number of factors and strategies will enable us to continue to achieve our objectives of long-term sustainable growth in Net Operating Income (defined below) and FFO (defined below) as well as maximization of long-term stockholder value. These factors and strategies include:

•	the quality, geographic location, physical characteristics, and operating sustainability of our properties;

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

•
our capital recycling program (see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Operating Partnership” for additional information pertaining to the Company’s capital recycling program and related 2013 and 2014 property dispositions); and

•
our active development and redevelopment program and our extensive future development pipeline of undeveloped land sites (see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations —Information on Leases Commenced and Executed” for additional information pertaining to the Company’s in-process and future development pipeline).

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

•
building our current development projects to Leadership in Energy and Environmental Design (“LEED”) specifications. All of our development projects are now designed to achieve LEED certification, generally LEED Platinum or Gold. Our 333 Brannan Street and 350 Mission Street buildings are the first two ground-up LEED Platinum office development projects in San Francisco;

•
actively pursuing LEED certification for over 2.5 million square feet of office space under construction. During 2013, we significantly enhanced the sustainability profile of our portfolio, ending the year with 40% of our properties LEED certified and 53% ENERGY STAR certified. According to the most widely used global benchmark for sustainability performance, we now rank among the top three American office REITs in sustainable practices and properties;

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

Acquisition Strategies.    We believe we are well positioned to acquire properties and development and redevelopment opportunities as the result of our extensive experience, strong financial position and ability to access capital. We continue to actively monitor our target markets and to pursue the acquisition of value add office properties and development and redevelopment opportunities that add immediate Net Operating Income to our portfolio or play a strategic role in our future growth and that:

•	provide attractive yields and significant potential for growth in cash flow from property operations;

•	present growth opportunities in our existing or other strategic markets; and

•	demonstrate the potential for improved performance through intensive management, repositioning and leasing that should result in increased occupancy and rental revenues.

Development and Redevelopment Strategies.    We and our predecessors have developed office properties primarily located in California since 1947. As of December 31, 2013, our future development pipeline was comprised of nine potential development sites, representing 120.9 gross acres of undeveloped land on which we believe we have the potential to develop between 2.7 million and 3.4 million square feet of office space, depending upon economic conditions. Our strategy with respect to development is to:

•	maintain a disciplined approach by emphasizing pre-leasing, commencing development in stages or phasing, and cost control;

•	continue to execute our build-to-suit philosophy in which we develop properties to be leased by specific committed tenants providing for lower-risk development;

•	be the premier provider of modern and collaborative office buildings on the West Coast;

•	reinvest capital from dispositions of selective assets into new state-of-the-market development and acquisition assets with higher cash flow and rates of return;

•
evaluate redevelopment opportunities in supply-constrained markets because such efforts generally achieve similar returns to new development with reduced entitlement risk and shorter construction periods; and

•	execute on our development projects under construction and our future development pipeline.

Redevelopment opportunities are those projects in which we spend significant development and construction costs on existing buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We may engage in the additional development or redevelopment of office properties when market conditions support a favorable risk-adjusted return on such development or redevelopment. We expect that our significant working relationships with tenants, municipalities, and landowners on the West Coast will give us further access to development and redevelopment opportunities. We cannot assure you that we will be able to successfully develop or redevelop any of our properties or that we will have access to additional development or redevelopment opportunities.

Financing Strategies.    Our financing policies and objectives are determined by our board of directors. Our goal is to limit our dependence on leverage and maintain a conservative ratio of debt-to-total market capitalization. As of December 31, 2013, our total debt as a percentage of total market capitalization was 33.2%, and our total debt and liquidation value of our preferred equity as a percentage of total market capitalization was 36.3%, both of which were calculated based on the quoted closing price per share of the Company’s common stock of $50.18 on December 31, 2013 (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Company —Capitalization” for additional information). Our financing strategies include:

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

We utilize multiple sources of capital, including borrowings under our unsecured line of credit, proceeds from the issuance of public or private debt or equity securities and other bank and/or institutional borrowings, and dispositions of selective assets. There can be no assurance that we will be able to obtain capital as needed on terms favorable to us or at all. See the discussion under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors That May Influence Future Results of Operations” and “Item 1A. Risk Factors.”

Significant Tenants

As of December 31, 2013, our 15 largest tenants in terms of annualized base rental revenues represented approximately 33.0% of our total annualized base rental revenues, defined as annualized monthly contractual rents from existing tenants as of December 31, 2013. Annualized base rental revenue includes the impact of straight-lining rent escalations and the amortization of free rent periods and excludes the impact of the following: amortization of deferred revenue related tenant-funded tenant improvements, amortization of above/below market rents, amortization for lease incentives due under existing leases, and expense reimbursement revenue.

For further information on our 15 largest tenants and the composition of our tenant base, see “Item 2. Properties —Significant Tenants.”

Competition

We compete with several developers, owners, operators and acquirers of office, undeveloped land and other commercial real estate, many of which own properties similar to ours in the same submarkets in which our properties are located. For further discussion of the potential impact of competitive conditions on our business, see “Item 1A. Risk Factors.”

Segment and Geographic Financial Information

As of December 31, 2013 and 2012, we had one reportable segment, our office properties segment. For information about our office property revenues and long-lived assets and other financial information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Results of Operations.”

As of December 31, 2013, all of our properties and development and redevelopment projects and all of our business is currently conducted in the state of California with the exception of twelve office properties located in the state of Washington. All of our properties and development and redevelopment projects are 100% owned, excluding a development project owned by Redwood City Partners, LLC, a consolidated subsidiary created on June 27, 2013 (see Note 3 “Acquisitions” to our consolidated financial statements for additional information) and certain properties held in Section 1031 Exchanges, which have been consolidated for financial reporting purposes as variable interest entities (see Note 2 “Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included in this report).

Employees

As of December 31, 2013, we employed 219 people through the Operating Partnership, KSLLC, and Kilroy Realty TRS, Inc. We believe that relations with our employees are good.

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

Use of hazardous materials by some of our tenants.    Some of our tenants handle hazardous substances and wastes on our properties as part of their routine operations. Environmental laws and regulations may subject these tenants, and potentially us, to liability resulting from such activities. We generally require our tenants in their leases to comply with these environmental laws and regulations and to indemnify us for any related liabilities. As of December 31, 2013, other than routine cleaning materials, approximately 5% of our tenants handled hazardous substances and/or wastes on less than 4% of the aggregate square footage of our properties as part of their routine operations. These tenants are primarily involved in the life sciences business. The hazardous substances and wastes are primarily comprised of diesel fuel for emergency generators and small quantities of lab and light manufacturing chemicals including, but not limited to, alcohol, ammonia, carbon dioxide, cryogenic gases, dichlorophenol, methane, naturalyte acid, nitrogen, nitrous oxide, and oxygen which are routinely used by life science companies. We are not aware of any material noncompliance, liability, or claim relating to hazardous or toxic substances or petroleum products in connection with any of our properties, and management does not believe that on-going activities by our tenants will have a material adverse effect on our operations.

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

Potential environmental liabilities may exceed our environmental insurance coverage limits, transactional indemnities or holdbacks.    We carry what we believe to be commercially reasonable environmental insurance. Our environmental insurance policies are subject to various terms, conditions and exclusions. Similarly, in connection with some transactions we obtain environmental indemnities and holdbacks that may not be honored by the indemnitors or may fail to address resulting liabilities adequately. Therefore, we cannot provide any assurance that our insurance coverage or transactional indemnities will be sufficient or that our liability, if any, will not have a material adverse effect on our financial condition, results of operations, cash flows, quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to security holders.

ITEM 1A.    RISK FACTORS

The following section sets forth material factors that may adversely affect our business and operations. The following factors, as well as the factors discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors That May Influence Future Results of Operations” and other information contained in this report, should be considered in evaluating us and our business.

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

All of our properties are located in California and greater Seattle, Washington and we may therefore be susceptible to adverse economic conditions and regulations, as well as natural disasters, in those areas. Because all of our properties are concentrated in California and greater Seattle we may be exposed to greater economic risks than if we owned a more geographically dispersed portfolio. Further, within California, our properties are concentrated in Los Angeles, Orange County, San Diego County, and the San Francisco Bay Area, exposing us to risks associated with those specific areas. We are susceptible to adverse developments in the economic and regulatory environments of California and greater Seattle (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation and other factors) as well as adverse weather conditions and natural disasters that occur in those areas (such as earthquakes, wind, landslides, droughts, fires and other events). In addition, California is also regarded as more litigious and more highly regulated and taxed than many other states, which may reduce demand for office space in California.

Any adverse developments in the economy or real estate market in California and the surrounding region, or in greater Seattle or any decrease in demand for office space resulting from the California or greater Seattle regulatory or business environment could impact our ability to generate revenues sufficient to meet our operating expenses or other obligations, which would adversely impact our financial condition, results of operations, cash flows, the quoted trading price of our securities and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

Our performance and the market value of our securities are subject to risks associated with our investments in real estate assets and with trends in the real estate industry. Our economic performance and the value of our real estate assets and, consequently the market value of the Company’s securities, are subject to the risk that our properties may not generate revenues sufficient to meet our operating expenses or other obligations. A deficiency of this nature would adversely impact our financial condition, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

Events and conditions applicable to owners and operators of real estate that are beyond our control and could impact our economic performance and the value of our real estate assets may include:

•	local oversupply or reduction in demand for office or other commercial space, which may result in decreasing rental rates and greater concessions to tenants;

•	inability to collect rent from tenants;

•	vacancies or inability to rent space on favorable terms or at all;

•	inability to finance property development and acquisitions on favorable terms or at all;

•	increased operating costs, including insurance premiums, utilities, and real estate taxes;

•	costs of complying with changes in governmental regulations;

•	the relative illiquidity of real estate investments;

•	changing submarket demographics;

•	changes in space utilization by our tenants due to technology, economic conditions and business culture;

•	the development of harmful mold or other airborne toxins or contaminants that could damage our properties or expose us to third-party liabilities; and

•	property damage resulting from seismic activity or other natural disasters.

We depend upon significant tenants, and the loss of a significant tenant could adversely affect our financial condition, results of operations, ability to borrow funds and cash flows. As of December 31, 2013, our 15 largest tenants represented approximately 33.0% of total annualized base rental revenues. See further discussion on the composition of our tenants by industry and our largest tenants under “Item 2. Properties —Significant Tenants.”

Our financial condition, results of operations, ability to borrow funds, and cash flows would be adversely affected if any of our significant tenants fails to renew its lease(s), renew its lease(s) on terms less favorable to us, or becomes bankrupt or insolvent or otherwise unable to satisfy its lease obligations.

Downturn in tenants’ businesses may reduce our revenues and cash flows. For the year ended December 31, 2013, we derived approximately 98.4% of our revenues from continuing operations from rental income and tenant reimbursements. A tenant may experience a downturn in its business, which may weaken its financial condition and result in its failure to make timely rental payments or result in defaults under our leases. In the event of default by a tenant, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.

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

A large percentage of our tenants operate in a concentrated group of industries and downturns in these industries could adversely affect our financial condition, results of operations and cash flows. As of December 31, 2013, as a percentage of our annualized base rental revenue, 36% of our tenants operated in the technology and media industry, 19% in the finance, insurance and real estate industries, 15% in the professional, business and other services industries, 12% in the education and health services industries and 18% in other industries. As we expand our acquisition and development activities in markets populated by knowledge and creative based tenants in the technology and media industry, our tenant mix may become more concentrated, further exposing us to risks associated with that industry. For a further discussion of the composition of our tenants by industry, see “Item 2. Properties —Significant Tenants.” An economic downturn in any of these industries, or in any industry in which a significant number of our tenants currently or may in the future operate, could negatively impact the financial condition of such tenants and cause them to fail to make timely rental payments or default on lease obligations, fail to renew their leases or renew their leases on terms less favorable to us, become bankrupt or insolvent, or otherwise become unable to satisfy their obligations to us. As a result, a downturn in an industry in which a significant number of our tenants operate could adversely affect our financial conditions, result of operations and cash flows.

We may be unable to renew leases or re-lease available space. We had office space representing approximately 6.6%, of the total square footage of our properties that was not occupied as of December 31, 2013. In addition, leases representing approximately 9.9% and 13.3% of the leased rentable square footage of our properties are scheduled to expire in 2014 and 2015, respectively. Above market rental rates on some of our properties may force us to renew or re-lease expiring leases at rates below current lease rates. We cannot provide any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current rental rates. If the average rental rates for our properties decrease or existing tenants do not renew their leases, our financial condition, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders could be adversely affected.

We are subject to governmental regulations that may affect the development, redevelopment, and use of our properties.

Our properties are subject to regulation under federal laws, such as the Americans with Disabilities Act of 1990 (the “ADA”), pursuant to which all public accommodations must meet federal requirements related to access and use by disabled persons, and state and local laws addressing earthquake, fire, and life safety requirements. Although we believe that our properties substantially comply with requirements under applicable governmental regulations, none of our properties have been audited or investigated for compliance by any regulatory agency. If we were not in compliance with material provisions of the ADA or other regulations affecting our properties, we might be required to take remedial action, which could include making modifications or renovations to properties. Federal, state, or local governments may also enact future laws and regulations that could require us to make significant modifications or renovations to our properties. If we were to incur substantial costs to comply with the ADA or any other regulations, our financial condition, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders could be adversely affected.

Our properties are subject to land use rules and regulations that govern our development, redevelopment, and use of our properties. Changes in the existing land use rules and regulations and approval process that restrict or delay our ability to develop, redevelop, or use our properties (such as potential restrictions on the use and/or density of new developments, water use and other uses and activities) could have an adverse effect on our financial position, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

Our debt level reduces cash available for distribution and may expose us to the risk of default under our debt obligations. Payments of principal and interest on our borrowings may leave us with insufficient cash resources to operate our properties or to pay in cash the distributions necessary to maintain the Company’s REIT qualification. Our level of debt and the limitations imposed by our debt agreements may have substantial consequences to us, including the following:

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

If one or more of these events were to occur, our financial condition, results of operations, cash flow, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders could be adversely affected. In addition, foreclosures could create taxable income without accompanying cash proceeds, which could require us to borrow or sell assets to raise the funds necessary to meet the REIT distribution requirements discussed below, even if such actions are not on favorable terms. As of December 31, 2013, we had approximately $2.2 billion aggregate principal amount of indebtedness, of which $265.3 million is contractually due prior to December 31, 2014. Our total debt and preferred equity at December 31, 2013 represented 36.3% of our total market capitalization (which we define as the aggregate of our long-term debt, liquidation value of our preferred equity, and the market value of the Company’s common stock and the Operating Partnership’s common units of limited partnership interest, or common units). For calculation of our market capitalization and additional information on debt maturities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Company —Capitalization” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Operating Partnership —Liquidity Uses.”

The covenants in the Operating Partnership’s revolving credit facility and term loan facility may limit our ability to make distributions to the holders of our common stock. The Operating Partnership’s $500 million unsecured revolving credit facility and $150.0 million unsecured term loan facility contain financial covenants that could limit the amount of distributions we may pay on our common stock and preferred stock. We rely on cash distributions we receive from the Operating Partnership to pay distributions on our common stock and preferred stock and to satisfy our other cash needs, and the revolving credit facility and term loan facility provide that the Operating Partnership may not, in any year, make partnership distributions to us or other holders of its partnership interests in an aggregate amount in excess of the greater of:

•	95% of the Operating Partnership’s consolidated funds from operations (as defined in each of the revolving credit facility and term loan agreements) for such year; and

•
an amount which results in distributions to us (excluding any preferred partnership distributions to the extent the same have been deducted from consolidated funds from operations (as so defined) for such year) in an amount sufficient to permit us to pay dividends to our stockholders that we reasonably believe are necessary to (a) maintain our qualification as a REIT for federal and state income tax purposes and (b) avoid the payment of federal or state income or excise tax.

In addition, the revolving credit facility and term loan facility provide that, if the Operating Partnership fails to pay any principal of or interest on any borrowings under the revolving credit facility or term loan facility, respectively, when due, then the Operating Partnership may make only those partnership distributions to us and other holders of its partnership interests necessary to enable us to make distributions to our stockholders that we reasonably believe are necessary to maintain our status as a REIT for federal and state income tax purposes. Any limitation on our ability to make distributions to our stockholders, whether as a result of these provisions in the revolving credit facility, the term loan facility or otherwise, could have a material adverse effect on the market value of our common stock.

A downgrade in our credit ratings could materially adversely affect our business and financial condition. The credit ratings assigned to the Operating Partnership’s debt securities and our preferred stock could change based upon, among other things, our results of operations and financial condition. These ratings are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any rating will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. Moreover, these credit ratings do not apply to our common stock and are not recommendations to buy, sell or hold our common stock or any other securities. If any of the credit rating agencies that have rated the Operating Partnership’s debt securities or our preferred stock downgrades or lowers its credit rating, or if any credit rating agency indicates that it has placed any such rating on a so-called “watch list” for a possible downgrading or lowering or otherwise indicates that its outlook for that rating is negative, it could have a material adverse effect on our costs and availability of capital, which could in turn have a material adverse effect on our financial condition, results of operations, cash flows, the quoted trading price of our securities and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

We face significant competition, which may decrease the occupancy and rental rates of our properties. We compete with several developers, owners, and operators of office, undeveloped land and other commercial real estate, many of which own properties similar to ours in the same submarkets in which our properties are located but which have lower occupancy rates than our properties. Therefore, our competitors have an incentive to decrease rental rates until their available space is leased. If our competitors offer space at rental rates below the rates currently charged by us for comparable space, we may be pressured to reduce our rental rates below those currently charged in order to retain tenants when our tenant leases expire. As a result, our financial condition, results of operations, cash flow, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders may be adversely affected.

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

Potential casualty losses, such as earthquake losses, may not be covered by insurance and payment of such losses may adversely affect our financial condition, results of operations and cash flows. We carry comprehensive liability, fire, extended coverage, rental loss, and terrorism insurance covering all of our properties. Management believes the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage, and industry practice. We do not carry insurance for generally uninsurable losses such as loss from riots or acts of God. In addition, all of our properties are located in earthquake-prone areas. We carry earthquake insurance on our properties in an amount and with deductibles that management believes are commercially reasonable. However, the amount of our earthquake insurance coverage may not be sufficient to cover losses from earthquakes. We may also discontinue earthquake insurance on some or all of our properties in the future if the cost of premiums for earthquake insurance exceeds the value of the coverage discounted for the risk of loss. If we experience a loss that is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. Further, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if the properties were irreparable.

We are subject to environmental and health and safety laws and regulations, and any costs to comply with, or liabilities arising under, such laws and regulations could be material. As an owner, operator, manager, acquirer and developer of real properties, we are subject to environmental and health and safety laws and regulations. Certain of these laws and regulations impose joint and several liability, without regard to fault, for investigation and clean-up costs on current and former owners and operators of real property and persons who have disposed of or released hazardous substances into the environment. At some of our properties, there are asbestos-containing materials, or tenants routinely handle hazardous substances as part of their operations. In addition, historical operations, including the presence of underground storage tanks, have caused soil or groundwater contamination at or near some of our properties. Although we believe that the prior owners of the affected properties or other persons may have conducted remediation of known contamination at these properties, not all such contamination has been remediated. Unknown or unremediated contamination or the compliance with existing or new environmental or health and safety laws and regulations could require us to incur costs or liabilities that could be material. See “Item 1. Business —Environmental Regulations and Potential Liabilities.”

We may be unable to complete acquisitions and successfully operate acquired properties. We continually evaluate the market of available properties and may continue to acquire office properties and undeveloped land when strategic opportunities exist. Our ability to acquire properties on favorable terms and successfully operate them is subject to various risks, including the following:

•
we may potentially be unable to acquire a desired property because of competition from other real estate investors with significant capital, including both publicly traded and private REITs, institutional investment funds and other real estate investors;

•	even if we are able to acquire a desired property, competition from other real estate investors may significantly increase the purchase price;

•
even if we enter into agreements for the acquisition of a desired property, we may be unable to complete such acquisitions because they remain subject to customary conditions to closing, including the completion of due diligence investigations to management’s satisfaction;

•	we may be unable to finance acquisitions on favorable terms or at all;

•	we may spend more than budgeted amounts in operating costs or to make necessary improvements or renovations to acquired properties;

•	we may lease acquired properties at economic lease terms different than projected;

•	we may acquire properties that are subject to liabilities for which we may have limited or no recourse; and

•	we may be unable to complete an acquisition after making a nonrefundable deposit and incurring certain other acquisition-related costs.

If we cannot finance property acquisitions on favorable terms or operate acquired properties to meet financial expectations, our financial condition, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders could be adversely affected.

We may be unable to successfully complete and operate acquired, developed, and redeveloped properties. There are significant risks associated with property acquisition, development, and redevelopment, including the possibility that:

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

While we historically have acquired, developed, and redeveloped office properties in California markets, over the past few years we have acquired twelve properties in greater Seattle and may in the future acquire, develop, or redevelop properties for other uses and expand our business to other geographic regions where we expect the development or acquisition of property to result in favorable risk-adjusted returns on our investment. Presently, we do not possess the same level of familiarity with development of property types other than mixed-use, office, or with certain outside markets, which could adversely affect our ability to acquire, develop or redevelop properties or to achieve expected performance.

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers’ financial condition, and disputes between us and our co-venturers and could expose us to potential liabilities and losses.

As described more fully in Note 3 “Acquisitions” to our consolidated financial statements included in this report, on June 27, 2013, we entered into an agreement with an unaffiliated third party and formed a new consolidated subsidiary, Redwood City Partners, LLC, to ultimately develop and operate a new office complex in Redwood City, California. We are the managing member and expect to eventually own 93% of Redwood City Partners, LLC. In addition to this venture, we may continue to co-invest in the future with third parties through partnerships, joint ventures or other entities, or through acquiring non-controlling interests in, or sharing responsibility for, managing the affairs of a property, partnership, joint venture or other entity, which may subject us to risks that may not be present with other methods of ownership, including the following:

•
we would not be able to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity, which would allow for impasses on decisions that could restrict our ability to sell or transfer our interests in such entity or such entity’s ability to transfer or sell its assets;

•
partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions, which could delay construction or development of a property or increase our financial commitment to the partnership or joint venture;

•	partners or co-venturers may pursue economic or other business interests, policies or objectives that are competitive or inconsistent with ours;

•
if we become a limited partner or non-managing member in any partnership or limited liability company, and such entity takes or expects to take actions that could jeopardize our status as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity;

•
disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business; and

•	we may, in certain circumstances, be liable for the actions of our third-party partners or co-venturers.

We own certain properties subject to ground leases and other restrictive agreements that limit our uses of the properties, restrict our ability to sell or otherwise transfer the properties and expose us to the loss of the properties if such agreements are breached by us, terminated or not renewed. As of December 31, 2013, we owned eleven office buildings, located on various land parcels and regions, which we lease individually on a long-term basis. As of December 31, 2013, we had approximately 1.9 million aggregate rentable square feet, or 14.6% of our total stabilized portfolio, of rental space located on these leased parcels and we may in the future invest in additional properties that are subject to ground leases or other similar restrictive arrangements. Many of these ground leases and other restrictive agreements impose significant limitations on our uses of the subject property, restrict our ability to sell or otherwise transfer our interests in the property or restrict our leasing of the property. These restrictions may limit our ability to timely sell or exchange the properties, impair the properties’ value or negatively impact our ability to find suitable tenants for the properties. In addition, if we default under the terms of any particular lease, we may lose the ownership rights to the property subject to the lease. Upon expiration of a lease, we may not be able to renegotiate a new lease on favorable terms, if at all. The loss of the ownership rights to these properties or an increase of rental expense could have an adverse effect on our financial condition, results of operations, cash flow, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

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

We may invest in securities related to real estate, which could adversely affect our ability to pay dividends and distributions to our security holders. We may purchase securities issued by entities that own real estate and may, in the future, also invest in mortgages. In general, investments in mortgages are subject to several risks, including:

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

We face risks associated with short-term liquid investments. From time to time, we have significant cash balances that we invest in a variety of short-term investments that are intended to preserve principal value and maintain a high degree of liquidity while providing current income. These investments may include (either directly or indirectly):

•	direct obligations issued by the U.S. Treasury;

•	obligations issued or guaranteed by the U.S. government or its agencies;

•	taxable municipal securities;

•	obligations (including certificates of deposits) of banks and thrifts;

•	commercial paper and other instruments consisting of short-term U.S dollar denominated obligations issued by corporations and banks;

•	repurchase agreements collateralized by corporate and asset-backed obligations;

•	both registered and unregistered money market funds; and

•	other highly rated short-term securities.

Investments in these securities and funds are not insured against loss of principal. Under certain circumstances we may be required to redeem all or part of our right to redeem some or all of our investment may be delayed or suspended. In addition, there is no guarantee that our investments in these securities or funds will be redeemable at par value. A decline in the value of our investment or a delay or suspension of our right to redeem may have a material adverse effect on our results of operations or financial condition.

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

The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) will subject us to substantial additional federal regulation. There are significant corporate governance and executive compensation-related requirements that have been, and will in the future be, imposed on publicly-traded companies under the Dodd-Frank Act. Several of these provisions require the SEC to adopt additional rules and regulations in these areas. For example, the Dodd-Frank Act requires publicly-traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, heightens certain independence standards for compensation advisers and authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates for board seats using a registrant’s proxy materials. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities. In addition, if stockholders do not vote to approve our executive compensation practices and/or our equity plan amendments, these actions may interfere with our ability to attract and retain key personnel who are essential to our future success. Given the uncertainty associated with both the results of the existing Dodd-Frank Act requirements and the manner in which additional provisions of the Dodd-Frank Act will be implemented by various regulatory agencies and through regulations, the full extent of the impact of such requirements on our operations is unclear. Accordingly, the changes resulting from the Dodd-Frank Act may impact the profitability of business activities, require changes to certain business practices, or otherwise adversely affect our financial condition, results of operations, cash flows, the quoted trading price of our securities and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

Our property taxes could increase due to reassessment or property tax rate changes. We are required to pay some state and local taxes on our properties. In addition, the real property taxes on our properties may increase as our properties are reassessed by taxing authorities or as property tax rates change. For example, under a current California law commonly referred to as “Proposition 13,” property tax reassessment generally occurs as a result of a “change in ownership” of a property, as specially defined for purposes of those rules. Because the property taxing authorities may not determine whether there has been a “change in ownership” or the actual reassessed value of a property for a period of time after a transaction has occurred, we may not know the impact of a potential reassessment for a considerable amount of time following a particular transaction. Therefore, the amount of property taxes we are required to pay could increase substantially from the property taxes we currently pay or have paid in the past, including on a retroactive basis. In addition, from time to time voters and lawmakers have announced initiatives to repeal or amend Proposition 13 to eliminate its application to commercial and industrial property and/or introduce split tax roll legislation. Such initiatives, if successful, would increase the assessed value and/or tax rates applicable to commercial property in California, including our office properties. An increase in the assessed value of our properties or our property tax rates could adversely impact our financial condition, results of operations, cash flows, the quoted trading price of our securities and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

Unfavorable resolution of litigation matters and disputes could have a material adverse effect on our financial condition. From time to time, we are involved in legal proceedings, lawsuits and other claims. We may also be named as defendants in lawsuits allegedly arising out of our actions or the actions of our operators and tenants in which such operators and tenants have agreed to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective businesses. An unfavorable resolution of litigation could have an effect on our financial condition, results of operations, cash flow, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay our ability to pay dividends and distributions to our security holders. Regardless of its outcome, litigation may result in substantial costs and expenses and significantly divert the attention of our management. There can be no assurance that we will be able to prevail in, or achieve a favorable settlement of, litigation. In addition, litigation, government proceedings or environmental matters could lead to increased costs or interruption of our normal business operations.

Our business could be adversely impacted if there are deficiencies in our disclosure controls and procedures or internal control over financial reporting. The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weakness, in our internal control over financial reporting that may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, or otherwise adversely impact our financial condition, results of operations, cash flows, the quoted trading price of our securities and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

We face risks associated with security breaches through cyber attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems. We face risks associated with security breaches, whether through cyber attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations (including managing our building systems), and, in some cases, may be critical to the operations of certain of our tenants. There can be no assurance that our efforts to maintain the security and integrity of these types of IT networks and related systems will be effective or that attempted security breaches or disruptions would not be successful or damaging. A security breach or other significant disruption involving our IT networks and related systems could adversely impact our financial condition, results of operations, cash flows, the quoted trading price of our securities and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

Risks Related to Our Organizational Structure

Loss of our key personnel could harm our operations and financial performance and adversely affect the quoted trading price of our securities The leadership and performance of our executive and senior officers, particularly John B. Kilroy, Jr., President and Chief Executive Officer, Jeffrey C. Hawken, Executive Vice President and Chief Operating Officer, Eli Khouri, Executive Vice President and Chief Investment Officer, Tyler H. Rose, Executive Vice President and Chief Financial Officer, and Justin W. Smart, Executive Vice President, Development and Construction Services, play a key role in the success of the Company. They are integral to the Company’s success for many reasons, including that each has a strong national or regional reputation in our industry and investment community. In addition, they have significant relationships with investors, lenders, tenants and industry personnel, which benefit the Company. Our ability to retain and motivate these individuals will depend on various factors, including our ability to provide them competitive share-based incentive compensation, which may be adversely impacted by our inability to grant share-settled awards under our 2006 Incentive Award Plan. See Note 12 “Share-Based Compensation” to our consolidated financial statements included in this report for more information regarding the number of shares that remain available to grant under our 2006 Incentive Award Plan. The loss or limited availability of the services of our key personnel could materially and adversely affect our business, financial condition, and results of operations and could be negatively perceived in the capital markets.

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

In certain circumstances, our limited partners must approve our dissolution and the disposition of properties contributed by the limited partners. For as long as limited partners own at least 5% of all of the Operating Partnership’s partnership interests, we must obtain the approval of limited partners holding a majority of the units representing common limited partnership interests before we may dissolve. As of December 31, 2013, limited partners owned approximately 2.2% of the Operating Partnership’s partnership interests, of which 0.9% was owned by John B. Kilroy, Jr. In addition, we agreed to use commercially reasonable efforts to minimize the tax consequences to common limited partners resulting from the repayment, refinancing, replacement, or restructuring of debt, or any sale, exchange, or other disposition of any of our other assets. The exercise of one or more of these approval rights by the limited partners could delay or prevent us from completing a transaction that may be in the best interest of all our security holders.

The Chairman of our board of directors and our President and Chief Executive Officer has substantial influence over our affairs. John B. Kilroy, Jr. is the Chairman of our board of directors and our President and Chief Executive Officer. John B. Kilroy, Jr. beneficially owned, as of December 31, 2013, approximately 2.1% of the total outstanding shares of our common stock. The percentage of outstanding shares of common stock beneficially owned includes 137,334 shares of common stock, 424,680 restricted stock units that were vested and held by John B. Kilroy, Jr. at December 31, 2013, and assumes the exchange into shares of our common stock of the 782,059 common units of the Operating Partnership held by John B. Kilroy, Jr. (which may be exchanged for an equal number of shares of our common stock).

Pursuant to the Company’s charter, no stockholder may own, actually or constructively, more than 7.0% (by value or by number of shares, whichever is more restrictive) of our outstanding common stock without obtaining a waiver from the board of directors. The board of directors has waived the ownership limits with respect to John B. Kilroy, Jr., members of his family and some of their affiliated entities. These named individuals and entities may own either actually or constructively, in the aggregate, up to 19.6% of the our common stock, excluding Operating Partnership units that are exchangeable into shares of our common stock. Consequently, John B. Kilroy Jr., has substantial influence over the Company, and because the Company is the manager of the Operating Partnership, over the Operating Partnership, and could exercise his influence in a manner that is not in the best interest of our stockholders, noteholders or unitholders. Also, John B. Kilroy Jr., may, in the future, have a substantial influence over the outcome of any matters submitted to our stockholders or unitholders for approval.

There are restrictions on the ownership of the Company’s capital stock that limit the opportunities for a change of control at a premium to existing security holders. Provisions of the Maryland General Corporation Law, the Company’s charter and bylaws, and the Operating Partnership’s partnership agreement may delay, deter, or prevent a change of control of the Company, or the removal of existing management. Any of these actions might prevent our security holders from receiving a premium for their shares of common stock or common units over the then-prevailing market price of the shares of our common stock.

In order for the Company to qualify as a REIT under the Code, its stock must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months (other than the first year for which an election to be a REIT has been made) or during a proportionate part of a shorter taxable year. Also, not more than 50% of the value of the outstanding shares of the Company’s stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Code to include certain entities) during the last half of a taxable year (other than the first year for which an election to be a REIT has been made). The Company’s charter contains restrictions on the ownership and transfer of its capital stock that are intended to assist the Company in complying with these requirements and continuing to qualify as a REIT. No single stockholder may own, either actually or constructively, absent a waiver from the board of directors, more than 7.0% (by value or by number of shares, whichever is more restrictive) of the Company’s outstanding common stock. Similarly, absent a waiver from the board of directors, no single holder of the Company’s 6.875% Series G Cumulative Redeemable Preferred stock (the “Series G Preferred Stock”) may actually or constructively own more than 9.8% (by value or by number of shares, whichever is more restrictive) of the Company’s Series G Preferred Stock; and no single holder of the Company’s 6.375% Series H Cumulative Redeemable Preferred stock (the “Series H Preferred Stock”) may actually or constructively own more than 9.8% (by value or by number of shares, whichever is more restrictive) of the Company’s Series H Preferred Stock.

The constructive ownership rules under the Code are complex and may cause stock owned actually or constructively by a group of related individuals and/or entities to be owned constructively by one individual or entity. As a result, the acquisition of less than the applicable ownership limit of a particular class of the Company’s capital stock could, nevertheless, cause that individual or entity, or another individual or entity, to constructively own stock in excess of, and thereby subject such stock to, the applicable ownership limit.

The board of directors may waive the ownership limits if it is satisfied that the excess ownership would not jeopardize the Company’s REIT status and if it believes that the waiver would be in our best interest. The board of directors has waived the ownership limits with respect to John B. Kilroy, Jr., members of his family and some of their affiliated entities. These named individuals and entities may own either actually or constructively, in the aggregate, up to 19.6% of our outstanding common stock, excluding common units that are exchangeable into shares of common stock. The board of directors has also waived the ownership limits with respect to the initial purchasers of the 4.25% Exchangeable Senior Notes due 2014 (the “4.25% Exchangeable Notes”) and certain of their affiliated entities to beneficially own up to 9.8%, in the aggregate, of the Company’s common stock in connection with hedging the capped call transactions.

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

The Company’s charter contains provisions that may delay, deter, or prevent a change of control transaction. The following provisions of the Company’s charter may delay or prevent a change of control over us, even if a change of control might be beneficial to our security holders, deter tender offers that may be beneficial to our security holders, or limit security holders’ opportunity to receive a potential premium for their shares and/or units if an investor attempted to gain shares beyond the Company’s ownership limits or otherwise to effect a change of control:

•
the Company’s charter authorizes the board of directors to issue up to 30,000,000 shares of the Company’s preferred stock, including convertible preferred stock, without stockholder approval. The board of directors may establish the preferences, rights, and other terms, including the right to vote and the right to convert into common stock any shares issued. The issuance of preferred stock could delay or prevent a tender offer or a change of control even if a tender offer or a change of control was in our security holder’s interest. As of December 31, 2013, 8,000,000 shares of the Company’s preferred stock were issued and outstanding, consisting of 4,000,000 shares of the Company’s Series G Preferred Stock and 4,000,000 shares of the Company’s Series H Preferred Stock; and

•
the Company’s charter states that any director, or the entire board of directors, may be removed from office at any time, but only for cause and then only by the affirmative vote of the holders of at least two thirds of the votes of the Company’s capital stock entitled to be cast in the election of directors.

The board of directors may change investment and financing policies without stockholder or unitholder approval. Our board of directors determines our major policies, including policies and guidelines relating to our acquisition, development, and redevelopment activities, leverage, financing, growth, operations and distributions to our security holders. Our board of directors may amend or revise these and other policies and guidelines from time to time without stockholder or unitholder approval. Accordingly, our stockholders and unitholders will have limited control over changes in our policies and those changes could adversely impact our financial condition, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

We are not limited in our ability to incur debt. Our financing policies and objectives are determined by the board of directors. Our goal is to limit our dependence on leverage and maintain a conservative ratio of debt to total market capitalization. However, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. As of December 31, 2013, we had approximately $2.2 billion aggregate principal amount of indebtedness outstanding, which represented 33.2% of our total market capitalization. Our total debt and the liquidation value of our preferred equity as a percentage of total market capitalization was approximately 36.3% as of December 31, 2013. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Company —Capitalization” for a calculation of our market capitalization. These ratios may be increased or decreased without the consent of our unitholders or stockholders. Increases in the amount of debt outstanding would result in an increase in our debt service, which could adversely affect cash flow and our ability to pay dividends and distributions to our security holders. Higher leverage also increases the risk of default on our obligations and limits our ability to obtain additional financing in the future.

We may issue additional common units and shares of capital stock without unitholder or stockholder approval, as applicable, which may dilute unitholder or stockholder investment. The Company may issue shares of our common stock, preferred stock, or other equity or debt securities without stockholder approval, including the issuance of shares to satisfy REIT dividend distribution requirements. Similarly, the Operating Partnership may offer its common or preferred units for contributions of cash or property without approval by our stockholders or the Operating Partnership’s unitholders. Further, under certain circumstances, the Company may issue shares of our common stock in exchange for the Operating Partnership’s outstanding 4.25% Exchangeable Notes. Existing security holders have no preemptive rights to acquire any of these securities, and any issuance of equity securities under these circumstances may dilute a unitholder’s or stockholder’s investment.

The market price of our common stock may be adversely affected by future offerings of debt and equity securities by us or the Operating Partnership. In the future, we may increase our capital resources by offering our debt securities and/or preferred stock, the Operating Partnership’s debt securities and/or equity securities and our or the Operating Partnership’s other borrowings. Upon our liquidation, dissolution or winding-up, holders of such debt securities, our preferred stock and Operating Partnership’s equity securities, and lenders with respect to other borrowings by us and the Operating Partnership, will be entitled to receive distributions of our available assets prior to the holders of our common stock and it is possible that, after making distributions on these other securities and borrowings, no assets would be available for distribution to holders of our common stock. In addition, the Operating Partnership’s debt and equity securities and borrowings are structurally senior to our common stock, our debt securities and borrowings are senior in right of payment to our common stock, and our outstanding preferred stock has and any preferred stock we may issue in the future may have a preference over our common stock, and all payments (including dividends, principal and interest) and liquidating distributions on such securities and borrowings could limit our ability to pay dividends or make other distributions to the holders of our common stock. Because any decision to issue securities and make borrowings in the future will depend on market conditions and other factors, some of which may be beyond our control, we cannot predict or estimate the amount, timing or nature of our or the Operating Partnership’s future offerings or borrowings. Such future offerings or borrowings may reduce the market price of our common stock.

Sales of a substantial number of shares of the Company’s securities, or the perception that this could occur, could result in decreasing the quoted trading price per share of the Company’s common stock and of the Operating Partnership’s publicly-traded notes. Management cannot predict whether future issuances of shares of the Company’s common stock or the availability of shares for resale in the open market will result in decreasing the market price per share of the Company’s common stock. As of December 31, 2013, 82,153,944 shares of the Company’s common stock and 8,000,000 shares of the Company’s preferred stock, consisting of 4,000,000 shares of Series G Preferred Stock and 4,000,000 shares of Series H Preferred Stock, were issued and outstanding.

As of December 31, 2013, the Company had reserved for future issuance the following shares of common stock: 1,805,200 shares issuable upon the exchange, at the Company’s option, of the Operating Partnership’s common units; 7,414 shares remained available for grant under our 2006 Incentive Award Plan (see Note 12 “Shared-Based Compensation” to our consolidated financial statements included in this report); 1,158,407 shares issuable upon settlement of nonvested restricted stock units (“RSUs”); 143,022 shares contingently issuable upon settlement of RSUs subject to performance conditions; and 1,525,000 shares issuable upon exercise of outstanding options, as well as 5,640,939 shares potentially issuable under certain circumstances, in exchange for the 4.25% Exchangeable Notes. The Company has a currently effective registration statement registering 1,821,503 shares of our common stock for possible issuance to the holders of the Operating Partnership’s common units. That registration statement also registers 141,634 shares of common stock held by certain stockholders for possible resale. The Company also has a currently effective registration statement registering the 5,640,939 shares of our common stock that may potentially be issued in exchange for the Operating Partnership’s presently outstanding 4.25% Exchangeable Notes. Consequently, if and when the shares are issued, they may be freely traded in the public markets.

Risks Related to Taxes and the Company’s Status as a REIT

Loss of the Company’s REIT status would have significant adverse consequences to us and the value of the Company’s common stock. The Company currently operates in a manner that is intended to allow it to qualify as a REIT for federal income tax purposes under the Code. If the Company were to lose its REIT status, the Company would face adverse tax consequences that would substantially reduce the funds available for distribution to its stockholders for each of the years involved because:

•	the Company would not be allowed a deduction for dividends paid to its stockholders in computing the Company’s taxable income and would be subject to federal income tax at regular corporate rates;

•	the Company could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and

•	unless entitled to relief under statutory provisions, the Company could not elect to be taxed as a REIT for four taxable years following the year during which the Company was disqualified.

In addition, if the Company failed to qualify as a REIT, it would not be required to make distributions to its stockholders. As a result of all these factors, the Company’s failure to qualify as a REIT also could impair our ability to expand our business and raise capital and could adversely affect the value and quoted trading price of the Company’s common stock.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury regulations that have been promulgated under the Code is greater in the case of a REIT that, like the Company, holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within our control may affect the Company’s ability to continue to qualify as a REIT. For example, to qualify as a REIT, at least 95% of the Company’s gross income in any year must be derived from qualifying sources. Also, the Company must make distributions to its stockholders aggregating annually at least 90% of the Company’s net taxable income (excluding any net capital gains). In addition, legislation, new regulations, administrative interpretations, or court decisions may adversely affect the Company’s security holders or the Company’s ability to qualify as a REIT for federal income tax purposes or the desirability of an investment in a REIT relative to other investments. Although management believes that we are organized and operate in a manner to permit the Company to continue to qualify as a REIT, we cannot provide assurances that the Company has qualified or will continue to qualify as a REIT for tax purposes. We have not requested and do not plan to request a ruling from the Internal Revenue Service (“IRS”) regarding the Company’s qualification as a REIT.

To maintain the Company’s REIT status, we may be forced to borrow funds during unfavorable market conditions. To qualify as a REIT, the Company generally must distribute to its stockholders at least 90% of the Company’s net taxable income each year (excluding any net capital gains), and the Company will be subject to regular corporate income taxes to the extent that it distributes less than 100% of its net taxable income each year. In addition, the Company will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions it pays in any calendar year are less than the sum of 85% of its ordinary income, 95% of its net capital gains, and 100% of its undistributed income from prior years. To maintain the Company’s REIT status and avoid the payment of federal income and excise taxes, the Operating Partnership may need to borrow funds and distribute or loan the proceeds to the Company so it can meet the REIT distribution requirements even if the then-prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from differences in timing between the actual receipt of income and inclusion of income for federal income tax purposes, or the effect of nondeductible capital expenditures, the creation of reserves, or required debt or amortization payments.

If a transaction intended to qualify as a Section 1031 Exchange is later determined to be taxable, we may face adverse consequences, and if the laws applicable to such transactions are amended or repealed, we may not be able to dispose of properties on a tax deferred basis. From time to time we dispose of properties in transactions that are intended to qualify as Section 1031 Exchanges. It is possible that the qualification of a transaction as a Section 1031 Exchange could be successfully challenged and determined to be currently taxable. In such case, our taxable income and earnings and profits would increase. This could increase the dividend income to our stockholders by reducing any return of capital they received. In some circumstances, we may be required to pay additional dividends or, in lieu of that, corporate income tax, possibly including interest and penalties. As a result, we may be required to borrow funds in order to pay additional dividends or taxes, and the payment of such taxes could cause us to have less cash available to distribute to our stockholders. In addition, if a Section 1031 Exchange were later to be determined to be taxable, we may be required to amend our tax returns for the applicable year in question, including any information reports we sent our stockholders. Moreover, it is possible that legislation could be enacted that could modify or repeal the laws with respect to Section 1031 Exchanges, which could make it more difficult or not possible for us to dispose of properties on a tax deferred basis.

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

The tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for federal income tax purposes. A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Although we do not intend to hold any properties that would be characterized as held for sale to customers in the ordinary course of our business, unless a sale or disposition qualifies under certain statutory safe harbors, such characterization is a factual determination and no guarantee can be given that the IRS would agree with our characterization of our properties or that we will always be able to make use of the available safe harbors.

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

Legislative or regulatory action could adversely affect us. In recent years, numerous legislative, judicial and administrative changes have been made to the federal income tax laws applicable to investments in REITs and similar entities. Additional changes to tax laws are likely to continue to occur in the future, and any such changes may adversely impact our ability to qualify as a REIT, our tax treatment as a REIT, our ability to comply with contractual obligations or the tax treatment of our stockholders and limited partners.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

General

Our stabilized portfolio of operating properties was comprised of the following office properties at December 31, 2013:

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied
Stabilized Office Properties (1)	105	12,736,099	514	93.4%
______________

(1)
Excludes 12 properties located in San Diego, California that were held for sale at December 31, 2013 (see Note 17 “Discontinued Operations” to our consolidated financial statements included in this report). The sale of these properties closed on January 9, 2014 (see Note 23 “Subsequent Events” to our consolidated financial statements included in this report for further details).

Our stabilized portfolio includes all of our properties with the exception of properties held for sale, undeveloped land, development and redevelopment properties currently under construction or committed for construction, and “lease-up” properties. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We define “lease-up” properties as properties we recently developed or redeveloped that have not yet reached 95% occupancy and are within one year following cessation of major construction activities. During the fourth quarter of 2013, we completed one development property in San Francisco, California and stabilized a redevelopment property in Long Beach, California. As a result, these properties are included in our stabilized portfolio as of December 31, 2013.

As of December 31, 2013, the following properties were excluded from our stabilized portfolio:

	Number of Properties	Estimated Rentable Square Feet
Properties Held for Sale (1)	12	1,049,035
Development properties under construction (2)	6	2,538,000
Lease-up properties	1	410,000
_______________

(1)
Includes 12 properties located in San Diego, California. The sale of these properties closed on January 9, 2014 (see Note 23 “Subsequent Events” to our consolidated financial statements included in this report for further details).

(2)    Estimated rentable square feet upon completion.

As of December 31, 2013, all of our properties and development and redevelopment projects and all of our business is currently conducted in the state of California with the exception of twelve office properties located in the state of Washington. All of our properties and development and redevelopment projects are 100% owned, excluding a development project owned by Redwood City Partners, LLC, a consolidated subsidiary created on June 27, 2013 (see Note 3 “Acquisitions” to our consolidated financial statements for additional information) and certain properties held in Section 1031 Exchanges, which have been consolidated for financial reporting purposes (see Note 2 “Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included in this report).

We own all of our properties through the Operating Partnership and the Finance Partnership. All our properties are held in fee, except for the eleven office buildings that are held subject to long-term ground leases for the land (see Note 15 “Commitments and Contingencies” to our consolidated financial statements included in this report for additional information regarding our ground lease obligations).

In general, the office properties are leased to tenants on a full service gross, modified gross or triple net basis. Under a full service gross lease, we are obligated to pay the tenant’s proportionate share of real estate taxes, insurance, and operating expenses up to the amount incurred during the tenant’s first year of occupancy (“Base Year”) or a negotiated amount approximating the tenant’s pro-rata share of real estate taxes, insurance, and operating expenses (“Expense Stop”). The tenant pays its pro-rata share of increases in expenses above the Base Year or Expense Stop. A modified gross lease is similar to a full service gross lease, except tenants are obligated to pay their proportionate share of certain operating expenses, usually electricity, directly to the service provider. In addition, some office properties, primarily in the greater Seattle region, are leased to tenants on a triple net basis, pursuant to which the tenants pay their proportionate share of real estate taxes, operating costs, and utility costs.

We believe that all of our properties are well maintained and do not require significant capital improvements. As of December 31, 2013, we managed all of our properties through internal property managers.

Office Properties

The following table sets forth certain information relating to each of the stabilized office properties owned as of December 31, 2013.

Property Location		No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/2013 (1)	Annualized Base Rent($000’s) (2)	Annualized Rent Per Square Foot (2)
Los Angeles and Ventura Counties
23925 Park Sorrento, Calabasas, California		1	2001	11,789	100.0%	$421	$35.72
23975 Park Sorrento, Calabasas, California		1	2002	104,797	93.5%	3,398	35.65
24025 Park Sorrento, Calabasas, California		1	2000	108,670	99.8%	3,493	32.22
2829 Townsgate Road, Thousand Oaks, California		1	1990	81,067	93.6%	2,064	27.74
2240 E. Imperial Highway, El Segundo, California	(7)	1	1983/2008	122,870	100.0%	4,435	36.09
2250 E. Imperial Highway, El Segundo, California		1	1983	298,728	100.0%	10,362	34.83
2260 E. Imperial Highway, El Segundo, California		1	1983/2012	298,728	100.0%	10,404	34.83
909 Sepulveda Blvd., El Segundo, California		1	1972/2005	241,607	98.6%	6,354	26.98
999 Sepulveda Blvd., El Segundo, California		1	1962/2003	128,592	96.6%	2,924	24.35
6255 W. Sunset Blvd, Los Angeles, California		1	1971/1999	321,883	82.5%	8,646	35.04
3750 Kilroy Airport Way, Long Beach, California		1	1989	10,457	86.1%	109	19.95
3760 Kilroy Airport Way, Long Beach, California		1	1989	165,278	98.2%	4,680	28.83
3780 Kilroy Airport Way, Long Beach, California		1	1989	219,745	92.2%	5,580	28.10
3800 Kilroy Airport Way, Long Beach, California	(3)	1	2000	192,476	98.5%	5,847	32.12
3840 Kilroy Airport Way, Long Beach, California		1	1999	136,026	100.0%	4,915	36.13
3880 Kilroy Airport Way, Long Beach, California		1	1987/2013	98,243	100.0%	2,811	28.62
3900 Kilroy Airport Way, Long Beach, California		1	1987	126,840	95.0%	2,903	24.14
12100 W. Olympic Blvd., Los Angeles, California		1	2003	150,167	94.4%	5,488	38.71
12200 W. Olympic Blvd., Los Angeles, California		1	2000	150,302	95.3%	4,211	39.88
12233 W. Olympic Blvd., Los Angeles, California	(8)	1	1980/2011	151,029	96.4%	2,534	36.59
12312 W. Olympic Blvd, Los Angeles, California		1	1950/1997	78,000	—%	—	—
1633 26th Street, Santa Monica, California		1	1972/1997	44,915	100.0%	1,271	28.30
2100/2110 Colorado Avenue, Santa Monica, California		3	1992/2009	102,864	100.0%	4,357	42.36
3130 Wilshire Blvd., Santa Monica, California		1	1969/1998	88,339	97.6%	2,766	32.08
501 Santa Monica Blvd., Santa Monica, California		1	1974	73,115	84.3%	2,580	41.85
Subtotal/Weighted Average – Los Angeles and Ventura Counties		27		3,506,527	93.7%	$102,553	$32.80

Property Location		No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/2013 (1)	Annualized Base Rent($000’s) (2)	Annualized Rent Per Square Foot (2)
Orange County
2211 Michelson, Irvine, California		1	2007	271,556	94.1%	$9,399	$37.25
111 Pacifica, Irvine Spectrum, California		1	1991	67,496	76.9%	1,164	22.44
999 Town & Country, Orange, California	(4)	1	1977/2009	98,551	100.0%	2,919	29.62
Subtotal/Weighted Average – Orange County		3		437,603	92.8%	$13,482	$33.47
San Diego County
12225 El Camino Real, Del Mar, California	(4)	1	1998	58,401	100.0%	$1,965	$33.64
12235 El Camino Real, Del Mar, California	(4)	1	1998	54,673	95.0%	1,881	36.22
12340 El Camino Real, Del Mar, California	(4)	1	2002	87,405	86.9%	3,293	43.37
12390 El Camino Real, Del Mar, California	(4)	1	2000	72,332	100.0%	3,069	42.44
12348 High Bluff Drive, Del Mar, California	(4)	1	1999	38,710	41.7%	601	37.28
12400 High Bluff Drive, Del Mar, California	(4)	1	2004	208,464	100.0%	9,896	47.47
3579 Valley Centre Drive, Del Mar, California	(4)	1	1999	51,167	92.7%	1,782	37.59
3611 Valley Centre Drive, Del Mar, California	(4)	1	2000	130,349	93.4%	4,679	38.45
3661 Valley Centre Drive, Del Mar, California	(4)	1	2001	129,752	81.2%	2,837	29.76
3721 Valley Centre Drive, Del Mar, California		1	2003	114,780	79.9%	4,155	45.28
3811 Valley Centre Drive, Del Mar, California	(5)	1	2000	112,067	100.0%	5,199	46.39
7525 Torrey Santa Fe, 56 Corridor, California	(5)	1	2007	103,979	100.0%	3,012	28.97
7535 Torrey Santa Fe, 56 Corridor, California	(5)	1	2007	130,243	100.0%	3,693	28.35
7545 Torrey Santa Fe, 56 Corridor, California	(5)	1	2007	130,354	100.0%	3,609	27.68
7555 Torrey Santa Fe, 56 Corridor, California	(5)	1	2007	101,236	100.0%	3,175	31.36
12780 El Camino Real, Del Mar, California	(5)	1	2013	140,591	100.0%	6,366	45.28
12790 El Camino Real, Del Mar, California		1	2013	78,349	100.0%	3,196	40.79
13280 Evening Creek Drive South, I-15 Corridor, California	(4)	1	2008	41,194	67.1%	673	24.35
13290 Evening Creek Drive South, I-15 Corridor, California	(9)	1	2008	59,188	—%	—	—
13480 Evening Creek Drive North, I-15 Corridor, California	(4)	1	2008	149,817	100.0%	7,779	51.92
13500 Evening Creek Drive North, I-15 Corridor, California	(4)	1	2004	147,533	100.0%	6,286	42.61
13520 Evening Creek Drive North, I-15 Corridor, California	(4)	1	2004	141,128	96.6%	4,818	36.11
2355 Northside Drive, Mission Valley, California	(4)	1	1990	53,610	87.4%	1,236	27.27
2365 Northside Drive, Mission Valley, California	(4)	1	1990	96,436	97.9%	2,599	27.52
2375 Northside Drive, Mission Valley, California	(4)	1	1990	51,516	91.9%	1,418	29.97
2385 Northside Drive, Mission Valley, California	(4)	1	2008	89,023	100.0%	2,801	31.46

Property Location		No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/2013 (1)	Annualized Base Rent($000’s) (2)	Annualized Rent Per Square Foot (2)
2305 Historic Decatur Road, Point Loma, California	(10)	1	2009	103,900	100.0%	$4,163	$40.07
4921 Directors Place, Sorrento Mesa, California		1	2008	56,136	100.0%	1,386	24.69
4939 Directors Place, Sorrento Mesa, California	(5)	1	2002	60,662	100.0%	2,276	37.52
4955 Directors Place, Sorrento Mesa, California	(5)	1	2008	76,246	100.0%	2,881	37.79
10770 Wateridge Circle, Sorrento Mesa, California	(12)	1	1989	174,310	97.5%	3,057	17.98
6260 Sequence Drive, Sorrento Mesa, California	(11)	1	1997	130,536	—%	—	—
6290 Sequence Drive, Sorrento Mesa, California	(5)	1	1997	90,000	100.0%	2,098	23.31
6310 Sequence Drive, Sorrento Mesa, California	(5)	1	2000	62,415	100.0%	1,137	18.22
6340 Sequence Drive, Sorrento Mesa, California	(5)	1	1998	66,400	100.0%	1,341	20.20
6350 Sequence Drive, Sorrento Mesa, California	(6)	1	1998	132,600	100.0%	2,507	18.91
10390 Pacific Center Court, Sorrento Mesa, California	(5)	1	2002	68,400	100.0%	2,771	40.52
10394 Pacific Center Court, Sorrento Mesa, California	(5)	1	1995	59,630	100.0%	1,077	18.05
10398 Pacific Center Court, Sorrento Mesa, California	(5)	1	1995	43,645	100.0%	698	15.99
10421 Pacific Center Court, Sorrento Mesa, California	(5)	1	1995/2002	75,899	100.0%	1,076	14.18
10445 Pacific Center Court, Sorrento Mesa, California	(5)	1	1995	48,709	100.0%	936	19.22
10455 Pacific Center Court, Sorrento Mesa, California	(6)	1	1995	90,000	100.0%	1,112	12.35
5717 Pacific Center Blvd, Sorrento Mesa, California	(3)	1	2001/2005	67,995	100.0%	1,503	22.11
4690 Executive Drive, UTC, California	(13)	1	1999	47,212	88.3%	1,014	24.33
6200 Greenwich Drive, Governor Park, California		1	1999	73,507	—%	—	—
6220 Greenwich Drive, Governor Park , California	(4)	1	1996	141,214	100.0%	4,286	30.35
9785 Towne Center Drive, UTC, California	(3)	1	1999	75,534	100.0%	1,373	18.18
9791 Towne Center Drive, UTC, California	(3)	1	1999	50,466	100.0%	917	18.18
Subtotal/Weighted Average – San Diego County		48		4,367,713	90.8%	$127,627	$32.29
San Francisco
4100 Bohannon Drive, Menlo Park, California	(5)	1	1985	46,614	100.0%	$1,719	$36.87
4200 Bohannon Drive, Menlo Park, California	(5)	1	1987	46,255	66.2%	1,196	39.04
4300 Bohannon Drive, Menlo Park, California	(5)	1	1988	62,920	59.1%	1,110	29.85
4400 Bohannon Drive, Menlo Park, California	(5)	1	1988	46,255	100.0%	1,295	30.28
4500 Bohannon Drive, Menlo Park, California	(5)	1	1990	62,920	100.0%	2,041	32.43
4600 Bohannon Drive, Menlo Park, California	(5)	1	1990	46,255	100.0%	1,837	39.72
4700 Bohannon Drive, Menlo Park, California	(5)	1	1989	62,920	100.0%	2,275	36.16
331 Fairchild Drive, Mountain View, California	(5)	1	2013	87,565	100.0%	4,185	47.80

Property Location		No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/2013 (1)	Annualized Base Rent($000’s) (2)	Annualized Rent Per Square Foot (2)
303 Second Street, San Francisco, California		1	1988	740,047	91.6%	$28,340	$41.87
100 First Street, San Francisco, California		1	1988	466,490	96.7%	19,721	44.48
250 Brannan Street, San Francisco, California	(4)	1	1907/2001	95,008	100.0%	5,413	56.98
201 Third Street, San Francisco, California		1	1983	332,893	99.1%	13,882	42.21
301 Brannan Street, San Francisco, California	(4)	1	1909/1989	74,430	100.0%	3,023	40.61
4040 Civic Center, San Rafael, California		1	1979/1994	130,237	98.1%	4,106	32.96
599 N. Mathilda Avenue, Sunnyvale, California	(3)	1	2000	75,810	100.0%	2,202	29.04
Subtotal/Weighted Average – San Francisco		15		2,376,619	94.8%	$92,345	$41.33
Greater Seattle
601 108th Avenue NE, Bellevue, Washington	(14)	1	2000	488,470	98.5%	$14,074	$29.56
10900 NE 4th Street, Bellevue, Washington		1	1983	416,755	87.3%	12,888	35.55
10220 NE Points Drive, Kirkland, Washington	(3)	1	1987	49,851	96.3%	1,226	25.79
10230 NE Points Drive, Kirkland, Washington	(3)	1	1988	98,982	94.2%	2,534	27.60
10210 NE Points Drive, Kirkland, Washington	(3)	1	1990	84,641	100.0%	2,078	24.55
3933 Lake Washington Blvd NE, Kirkland, Washington	(3)	1	1993	46,450	100.0%	1,209	26.03
837 N. 34th Street, Lake Union, Washington	(3)	1	2008	111,580	100.0%	2,694	24.15
701 N. 34th Street, Lake Union, Washington	(3)	1	1998	138,995	100.0%	2,600	18.71
801 N. 34th Street, Lake Union, Washington	(3)	1	1998	169,412	100.0%	4,423	26.11
320 Westlake Terry Ave. N., Lake Union, Washington	(3)	1	2013	184,643	100.0%	6,317	34.21
321 Terry Ave. N., Lake Union, Washington	(3)	1	2013	135,755	100.0%	4,465	32.89
15050 N.E. 36th Street, Redmond, Washington	(3)	1	1998	122,103	100.0%	3,130	25.64
Subtotal/Weighted Average – Greater Seattle		12		2,047,637	96.7%	$57,638	$29.23
TOTAL/WEIGHTED AVERAGE		105		12,736,099	93.4%	$393,645	$33.68
_________________

(1)	Based on all leases at the respective properties in effect as of December 31, 2013. Includes month-to-month leases as of December 31, 2013.

(2)
Annualized base rental revenue includes the impact of straight-lining rent escalations and the amortization of free rent periods and excludes the impact of the following: amortization of deferred revenue related tenant-funded tenant improvements, amortization of above/below market rents, amortization for lease incentives due under existing leases, and expense reimbursement revenue. Excludes month-to-month leases and vacant space as of December 31, 2013.

(3)	For these properties, the leases are written on a triple net basis.

(4)	For these properties, the leases are written on a modified gross basis.

(5)	For these properties, the leases are written on a modified net basis.

(6)	For these properties, the leases are written on a gross basis.

(7)	For this property, leases of approximately 16,000 square feet are written on a full service gross basis and approximately 107,000 square feet is written on a triple net basis.

(8)	For this property, leases of approximately 41,000 rentable square feet are written on a full service gross basis, and approximately 105,000 rentable square feet is written on a gross basis.

(9)	As of December 31, 2013, we have executed but not yet commenced one lease for approximately 48,000 square feet on a triple net basis.

(10)	For this property, leases of approximately 82,000 rentable square feet are written on a modified gross basis, and approximately 22,000 rentable square feet is written on a gross basis.

(11)	As of December 31, 2013, we have executed but not yet commenced one lease for approximately 131,000 square feet on a modified net basis.

(12)	For this property, leases of approximately 123,000 rentable square feet are written on a modified net basis, and approximately 46,000 rentable square feet is written on a modified gross basis.

(13)	For this property, leases of approximately 19,000 rentable square feet are written on a modified net basis, and approximately 22,000 rentable square feet is written on a modified gross basis.

(14)	For this property, leases of approximately 402,000 rentable square feet are written on a triple net basis, and approximately 78,000 rentable square feet is written on a full service gross basis.

Completed and In-Process Redevelopment Projects

During the year ended December 31, 2013, we completed the following redevelopment project, which was added to our stabilized portfolio:

	Construction Period
Completed Redevelopment Project	Start Date	Completion Date	Stabilization Date (1)	Rentable Square Feet	% Leased
3880 Kilroy Airport Way Long Beach, California	3Q 2011	4Q 2012	4Q 2013	98,243	100%

As of December 31, 2013, we had the following redevelopment project in lease up.

	Estimated Construction Period
In-Process Redevelopment Project	Start Date	Completion Date	Estimated Stabilization Date (1)	Estimated Rentable Square Feet	% Leased

Project In Lease-Up (2)
360 Third Street San Francisco, California (3)(4)	4Q 2011	1Q 2013	1Q 2014	410,000	96%
_______________________

(1)	Based on management’s estimation of the earlier of stabilized occupancy of 95% or one year from the date of substantial completion.

(2)	Lease-up properties represent properties recently redeveloped that have not reached 95% occupancy and are within one year following cessation of major construction activities.

(3)	As of March 31, 2013, the building improvements were substantially complete. As of December 31, 2013, the building occupancy was 78%.

(4)	During the fourth quarter of 2013, the Company acquired the land underlying the ground lease for $27.5 million.

Completed and In-Process and Future Development Pipeline and Other Land Holdings

During the year ended December 31, 2013, we completed the following development project, which was added to our stabilized portfolio of operating properties:

	Construction Period
Completed Development Project	Start Date	Completion / Stabilization Date	Rentable Square Feet	% Leased
331 Fairchild Drive San Francisco, California	4Q 2012	4Q 2013	87,565	100%

The following table sets forth certain information relating to our in-process development pipeline as of December 31, 2013.

	Estimated Construction Period		Estimated Stabilization Date	Estimated Rentable Square Feet	Office % Leased
In-Process Development Projects	Start Date	Completion Date

UNDER CONSTRUCTION:
San Francisco Bay Area, California
690 E. Middlefield Road, Mountain View	2Q 2012	1Q 2015	1Q 2015	341,000	100%
350 Mission Street, San Francisco (1)	4Q 2012	1Q 2015	1Q 2016	450,000	100%
555 N. Mathilda Avenue, Sunnyvale	4Q 2012	3Q 2014	4Q 2014	587,000	100%
333 Brannan Street, San Francisco (2)	4Q 2013	3Q 2015	3Q 2015	185,000	100%
Crossing/900, Redwood City (3)	4Q 2013	3Q 2015	3Q 2016	300,000	—%

Los Angeles, California
Columbia Square, Hollywood (4)	2Q 2013 – 4Q 2013	3Q 2014 – 2Q 2016	1Q 2015 – 2Q 2017	675,000	—%
SUBTOTAL:				2,538,000	62%
_______________________

(1)	In January 2014, the Company obtained full entitlements to increase this project from a 27-story office tower to a 30-story office tower.

(2)	In January 2014, we signed a 182,000 square foot, twelve-year lease with Dropbox for the entirety of this project.

(3)	In October 2013, the Company acquired a 2.0 acre undeveloped land parcel for $17.0 million, completing the final phase of the land assemblage for this project.

(4)
In the second quarter of 2013, the Company commenced redevelopment of the historical buildings encompassing approximately 100,000 rentable square feet. In the fourth quarter of 2013, the Company commenced development of the second phase of its 675,000 square foot mixed-use project, which encompasses office, multi-family and retail components.

The following table sets forth certain information relating to our future development pipeline as of December 31, 2013.

Location	Estimated Rentable Square Feet
FUTURE DEVELOPMENT PIPELINE:
Los Angeles, California
Academy Project, Hollywood (1)	475,000
San Diego, California
9455 Towne Centre Drive, San Diego (2)	150,000
Carlsbad Oaks – Lots 4, 5, 7 & 8, Carlsbad	288,000
The Heights at Del Mar, Del Mar	75,000 – 90,000
One Paseo, Del Mar (3)	500,000
Pacific Corporate Center – Lot 8, Sorrento Mesa	170,000
Rancho Bernardo Corporate Center, I-15 Corridor	320,000 – 1,000,000
Santa Fe Summit – Phase II and III, 56 Corridor	600,000
Sorrento Gateway – Lot 2, Sorrento Mesa	80,000
SUBTOTAL:	2,658,000 – 3,353,000
_______________________

(1)
The Company acquired the property during the fourth quarter of 2013 and added to the Company’s future development pipeline upon acquisition. The Company is planning to demolish the existing structures and is currently pursuing mixed-use entitlements for this project.

(2)
The Company is planning to demolish the existing two-story 45,195 rentable square foot office building and is currently pursuing entitlements to build a new five-story 150,000 rentable square foot building.

(3)
Estimated rentable square feet reflects existing office entitlements. The Company is currently pursuing mixed-use entitlements for this project, which would increase the estimated rentable square feet.

The following table sets forth certain information about our other land holdings as of December 31, 2013.

Other Land Holdings	Gross Site	Estimated Rentable	Total Costs as of
Project	Acreage	Square Feet	12/31/2013 (1)

17150 Von Karman, Irvine, California	8.5	N/A	$8.2
________________________

(1)	Represents cash paid and costs incurred as of December 31, 2013. Includes existing investment at the commencement of redevelopment.

During the fourth quarter of 2011, the Company completed demolition of the industrial building at 17150 Von Karman. Simultaneously, the Company successfully obtained entitlements to reposition this site for residential use in preparation of a possible land sale. The Company’s ultimate decision to sell this site and the timing of any potential future sale is dependent upon market conditions and other factors.

Significant Tenants

The following table sets forth information about our 15 largest tenants based upon annualized base rental revenues, as defined below, as of December 31, 2013.

Tenant Name	Annualized Base Rental Revenue(1)	Percentage of Total Annualized Base Rental Revenue(1)	Lease Expiration Date
	(in thousands)
DIRECTV, LLC	$23,760	6.1%	September 2027
Bridgepoint Education, Inc.	15,066	3.8%	Various (4)
Intuit, Inc.	13,489	3.4%	August 2017
Delta Dental of California	10,798	2.8%	May 2018
AMN Healthcare, Inc.	8,341	2.1%	July 2018
Scan Group (2)(3)	7,100	1.8%	Various (5)
Group Health Cooperative	6,372	1.6%	September 2017
Neurocrine Biosciences, Inc.	6,366	1.6%	December 2019
Microsoft Corporation	6,256	1.6%	Various (6)
Fish & Richardson P.C.	6,071	1.6%	October 2018
Splunk, Inc.	5,413	1.4%	February 2019
Wells Fargo (2)	5,300	1.3%	Various (7)
Scripps Health	5,199	1.3%	June 2021
BP Biofuels	5,158	1.3%	Various (8)
Lucile Salter Packard Children’s Hospital at Stanford	5,111	1.3%	September 2020
Total	$129,800	33.0%
_______________________________________

(1)
Annualized base rental revenue includes the impact of straight-lining rent escalations and the amortization of free rent periods and excludes the impact of the following: amortization of deferred revenue related tenant-funded tenant improvements, amortization of above/below market rents, amortization for lease incentives due under existing leases, and expense reimbursement revenue. Excludes month-to-month leases and vacant space as of December 31, 2013.

(2)	The Company has entered into leases with various affiliates of the tenant.

(3)
In December 2013, Scan Group renewed and expanded their lease at Kilroy Airport Center in Long Beach, CA. As of December 31, 2013 revenue recognition had not commenced for the expansion premises. The annualized base rental revenue and rentable square feet presented in this table include the projected annualized base rental revenue of approximately $1.7 million and rentable square feet of approximately 50,000 for the expansion premises.

(4)	The Bridgepoint Education Inc. leases, which contribute $1.0 million, $6.3 million and $7.8 million, expire in February 2017, July 2018 and September 2018, respectively.

(5)	The Scan Group leases, which contribute $0.5 million and $6.6 million, expire in June 2015 and April 2026, respectively.

(6)	The Microsoft Corporation leases, which contribute $3.1 million and $3.1 million, expire in December 2014 and February 2019, respectively.

(7)
The Wells Fargo leases, which contribute $0.3 million, $0.2 million, $0.4 million, $0.07 million, $2.0 million, $0.05 million, $0.08 million, and $2.2 million expire in August 2015, June 2016, July 2016, January 2017, September 2017, February 2018, February 2019, and November 2019, respectively.

(8)	The BP Biofuel leases, which contribute $2.9 million and $2.3 million, expire in November 2015 and March 2017, respectively.

The following pie chart sets forth the composition of our tenant base by industry and as a percentage of our annualized base rental revenue based on the Standard Industrial Classifications as of December 31, 2013.

Other 6%
Wholesale and Retail Trade, 5%
Technology and Media, 36%
Manufacturing, 7%
Finance, Insurance, and Real Estate, 19%
Professional, Business, and Other Services, 15%
Education and Health Services, 12%

Lease Expirations

The following table sets forth a summary of our lease expirations for each of the next ten years beginning with 2014, assuming that none of the tenants exercise renewal options or termination rights. See further discussion of our lease expirations under “Item 1A. Risk Factors.”

Lease Expirations (1)

Year of Lease Expiration	# of Expiring Leases	Total Square Feet	% of Total Leased Square Feet	Annualized Base Rent (000’s)(2)	% of Total Annualized Base Rent(2)	Annualized Rent per Square Foot (2)
2014	105	1,153,089	9.9%	$31,236	7.9%	$27.09
2015	107	1,539,015	13.3%	44,479	11.3%	28.90
2016	83	870,819	7.5%	23,318	5.9%	26.78
2017	92	1,735,945	15.0%	56,731	14.4%	32.68
2018	54	1,545,020	13.3%	63,276	16.1%	40.95
2019	46	1,165,713	10.0%	44,072	11.2%	37.81
2020	36	1,409,407	12.1%	47,157	12.0%	33.46
2021	13	349,823	3.0%	15,951	4.1%	45.60
2022	11	185,994	1.6%	7,076	1.8%	38.04
2023	11	399,496	3.5%	15,920	4.0%	39.85
2024 and beyond	16	1,258,027	10.8%	44,434	11.3%	35.32
Total(3)	574	11,612,348	100.0%	$393,650	100.0%	$33.90
_______________________

(1)	Excludes lease expirations for properties held for sale at December 31, 2013.

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

(3)
The information presented for all lease expiration activity reflects leasing activity through December 31, 2013 for our stabilized portfolio. For leases that have been renewed early or space that has been re-leased to a new tenant, the expiration date and annualized base rent information presented takes into consideration the renewed or re-leased lease terms. Excludes space leased under month-to-month leases, vacant space, and lease renewal options not executed as of December 31, 2013.

Secured Debt

As of December 31, 2013, the Operating Partnership had nine outstanding mortgage notes payable, which were secured by certain of our properties. Our secured debt represents an aggregate indebtedness of approximately $545.9 million. See additional information regarding our secured debt in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources —Liquidity Sources,” Notes 6 and 7 to our consolidated financial statements, and Schedule III —Real Estate and Accumulated Depreciation included with this report. Management believes that, as of December 31, 2013, the value of the properties securing the applicable secured obligations in each case exceeded the principal amount of the outstanding obligation.

ITEM 3.	LEGAL PROCEEDINGS

We and our properties are subject to routine litigation incidental to our business. As of December 31, 2013, we are not a defendant in, and our properties are not subject to, any legal proceedings that we believe, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations, or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR KILROY REALTY CORPORATION’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “KRC.” As of the date this report was filed, there were approximately 56 registered holders of the Company’s common stock. The following table illustrates the high, low, and closing prices by quarter, as well as dividends declared, during 2013 and 2012 as reported on the NYSE.

2013	High	Low	Close	Per Share Common Stock Dividends Declared
First quarter	$53.99	$47.86	$52.40	$0.3500
Second quarter	59.58	50.11	53.01	0.3500
Third quarter	55.80	47.73	49.95	0.3500
Fourth quarter	54.04	48.89	50.18	0.3500
2012	High	Low	Close	Per Share Common Stock Dividends Declared
First quarter	$46.61	$37.92	$46.61	$0.3500
Second quarter	48.58	44.84	48.41	0.3500
Third quarter	49.88	44.78	44.78	0.3500
Fourth quarter	47.52	42.47	47.37	0.3500

The Company pays distributions to common stockholders quarterly each January, April, July and October, at the discretion of the board of directors. Distribution amounts depend on our FFO, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code, and such other factors as the board of directors deems relevant.

MARKET FOR KILROY REALTY, L.P.’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the Operating Partnership’s common units. As of the date this report was filed, there were 22 holders of record of common units (including through the Company’s general partnership interest).

The following table reports the distributions per common unit declared during the years ended December 31, 2013 and 2012.

2013	Per Unit Common Unit Distribution Declared
First quarter	$0.3500
Second quarter	0.3500
Third quarter	0.3500
Fourth quarter	0.3500
2012	Per Unit Common Unit Distribution Declared
First quarter	$0.3500
Second quarter	0.3500
Third quarter	0.3500
Fourth quarter	0.3500

During 2013 and 2012, the Operating Partnership redeemed 16,303 and 10,000 common units, respectively, for the same number of shares of the Company’s common stock.

PERFORMANCE GRAPH

The following line graph compares the change in cumulative stockholder return on shares of the Company’s common stock to the cumulative total return of the NAREIT All Equity REIT Index, the Standard & Poor’s 500 Stock Index, and the SNL REIT Office Index for the five-year period ended December 31, 2013. We include an additional index, the SNL REIT Office Index, to the performance graph since management believes it provides additional information to investors about our performance relative to a more specific peer group. The SNL REIT Office Index is a published and widely recognized index that comprises 21 office equity REITs, including us. The graph assumes the investment of $100 in us and each of the indices on December 31, 2008 and, as required by the SEC, the reinvestment of all distributions. The return shown on the graph is not necessarily indicative of future performance.

ITEM 6.	SELECTED FINANCIAL DATA – KILROY REALTY CORPORATION

The following tables set forth selected consolidated financial and operating data on an historical basis for the Company. The following data should be read in conjunction with our financial statements and notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included below in this report.

The consolidated balance sheet data as of December 31, 2013 and 2012 and the consolidated statement of operations data for the years ended December 31, 2013, 2012 and 2011 have been derived from the historical consolidated financial statements of Kilroy Realty Corporation audited by Deloitte & Touche LLP, an independent registered public accounting firm. The consolidated balance sheet data as of December 31, 2011, 2010 and 2009 and the consolidated statement of operations data for the years ended December 31, 2010 and 2009 have been derived from the historical consolidated financial statements of Kilroy Realty Corporation and adjusted to present the income from operating properties that were sold during the year ended December 31, 2013 or classified as held for sale at December 31, 2013, as income from discontinued operations and for the impact of subsequent accounting changes requiring retrospective application, if any.

Kilroy Realty Corporation Consolidated
(in thousands, except share, per share, square footage and occupancy data)

	Year Ended December 31,
	2013	2012	2011	2010	2009
Statements of Operations Data:
Total revenues from continuing operations	$465,098	$381,000	$310,424	$232,683	$206,587
Income (loss) from continuing operations	15,837	(3,505)	(15,584)	(6,729)	7,709
Income from discontinued operations	28,728	280,606	83,073	26,615	30,306
Net income available to common stockholders	30,630	249,826	50,819	4,512	21,794
Per-Share Data:
Weighted average shares of common stock outstanding – basic	77,343,853	69,639,623	56,717,121	49,497,487	38,705,101
Weighted average shares of common stock outstanding – diluted	79,108,878	69,639,623	56,717,121	49,497,487	38,732,126
Income (loss) from continuing operations available to common stockholders per share of common stock – basic	$0.01	$(0.37)	$(0.55)	$(0.45)	$(0.22)
Income (loss) from continuing operations available to common stockholders per share of common stock – diluted	$0.01	$(0.37)	$(0.55)	$(0.45)	$(0.22)
Net income available to common stockholders per share – basic	$0.37	$3.56	$0.87	$0.07	$0.53
Net income available to common stockholders per share – diluted	$0.36	$3.56	$0.87	$0.07	$0.53
Dividends declared per common share	$1.40	$1.40	$1.40	$1.40	$1.63

	December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Total real estate held for investment, before accumulated depreciation and amortization	$5,264,947	$4,757,394	$3,798,690	$3,216,871	$2,520,083
Total assets	5,111,028	4,616,084	3,446,795	2,816,565	2,084,281
Total debt	2,204,938	2,040,935	1,821,286	1,427,776	972,016
Total noncontrolling interest – preferred units (1)	—	—	73,638	73,638	73,638
Total preferred stock	192,411	192,411	121,582	121,582	121,582
Total equity (2)	2,516,160	2,235,933	1,327,482	1,117,730	883,838
Other Data:
Funds From Operations (3) (4)	$218,621	$165,455	$136,173	$106,639	$107,159
Cash flows provided by (used in):
Operating activities	$240,576	$180,724	$138,256	$119,827	$124,965
Investing activities	(506,520)	(706,506)	(634,283)	(701,774)	(50,474)
Financing activities	284,621	537,705	485,964	586,904	(74,161)
Office Property Data: (5)
Rentable square footage	12,736,099	13,249,780	11,421,112	10,395,208	8,708,466
Occupancy	93.4%	92.8%	90.1%	87.5%	80.6%
_______________________

(1)	Represents the redemption value, less issuance costs of our 1,500,000 7.45% Series A Cumulative Preferred Units (“Series A Preferred Units”). The Series A Preferred Units were redeemed in 2012.

(2)
Includes the noncontrolling interest of the common units of the Operating Partnership and Redwood City Partners, LLC (a consolidated subsidiary created on June 27, 2013, see Note 3 “Acquisitions” to our consolidated financial statements included in this report for additional information).

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

Noncash adjustments to arrive at FFO were as follows: noncontrolling interest in earnings of the Operating Partnership, depreciation and amortization of real estate assets, and net gain (loss) from dispositions of operating properties. For additional information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Non-GAAP Supplemental Financial Measure: Funds From Operations” including a reconciliation of the Company’s GAAP net income available for common stockholders to FFO for the periods presented.

(4)
FFO includes amortization of deferred revenue related to tenant-funded tenant improvements of $10.7 million, $9.1 million, $9.3 million, $9.7 million and $9.8 million for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

(5)	Occupancy percentages and total square feet reported are based on the company’s stabilized office portfolio for the periods presented.

SELECTED FINANCIAL DATA – KILROY REALTY, L.P.

The following tables set forth selected consolidated financial and operating data on an historical basis for the Operating Partnership. The following data should be read in conjunction with our financial statements and notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included below in this report.

The consolidated balance sheet data as of December 31, 2013 and 2012 and the consolidated statement of operations data for the years ended December 31, 2013, 2012 and 2011 have been derived from the historical consolidated financial statements of Kilroy Realty, L.P. audited by Deloitte & Touche LLP, an independent registered public accounting firm. The consolidated balance sheet data as of December 31, 2011, 2010 and 2009 and the consolidated statement of operations data for the years ended December 31, 2010 and 2009 have been derived from the historical consolidated financial statements of Kilroy Realty, L.P. and adjusted to present the income from operating properties that were sold during the year ended December 31, 2013 or classified as held for sale at December 31, 2013, as income from discontinued operations, and for the impact of subsequent accounting changes requiring retrospective application, if any.

Kilroy Realty, L.P. Consolidated
(in thousands, except unit, per unit, square footage and occupancy data)

	Year Ended December 31,
	2013	2012	2011	2010	2009
Statements of Operations Data:
Total revenues from continuing operations	$465,098	$381,000	$310,424	$232,683	$206,587
Income (loss) from continuing operations	15,837	(3,505)	(15,584)	(6,729)	7,709
Income from discontinued operations	28,728	280,606	83,073	26,615	30,306
Net income available to common unitholders	31,091	255,375	51,764	4,528	22,618
Per Unit Data:
Weighted average common units outstanding – basic	79,166,260	71,403,258	58,437,444	51,220,618	40,436,196
Weighted average common units outstanding – diluted	80,931,285	71,403,258	58,437,444	51,220,618	40,463,221
Income (loss) from continuing operations available to common unitholders per common unit – basic	$0.01	$(0.37)	$(0.56)	$(0.45)	$(0.22)
Income (loss) from continuing operations available to common unitholders per common unit – diluted	$0.01	$(0.37)	$(0.56)	$(0.45)	$(0.22)
Net income available to common unitholders per unit – basic	$0.37	$3.56	$0.86	$0.07	$0.53
Net income available to common unitholders per unit – diluted	$0.36	$3.56	$0.86	$0.07	$0.53
Distributions declared per common unit	$1.40	$1.40	$1.40	$1.40	$1.63

	December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Total real estate held for investment, before accumulated depreciation and amortization	$5,264,947	$4,757,394	$3,798,690	$3,216,871	$2,520,083
Total assets	5,111,028	4,616,084	3,446,795	2,816,565	2,084,281
Total debt	2,204,938	2,040,935	1,821,286	1,427,776	972,016
Series A redeemable preferred units (1)	—	—	73,638	73,638	73,638
Total preferred capital	192,411	192,411	121,582	121,582	121,582
Total capital (2)	2,516,160	2,235,933	1,327,482	1,117,730	883,838
Other Data:
Cash flows provided by (used in):
Operating activities	240,576	180,724	138,256	119,827	124,965
Investing activities	(506,520)	(706,506)	(634,283)	(701,774)	(50,474)
Financing activities	284,621	537,705	485,964	586,904	(74,161)
Office Property Data: (3)
Rentable square footage	12,736,099	13,249,780	11,421,112	10,395,208	8,708,466
Occupancy	93.4%	92.8%	90.1%	87.5%	80.6%
_______________________

(1)	Represents the redemption value, less issuance costs of the Operating Partnership’s issued and outstanding 1,500,000 Series A Preferred Units. All Series A Preferred Units were redeemed in 2012.

(2)
Includes the noncontrolling interests in consolidated subsidiaries and Redwood City Partners, LLC (a consolidated subsidiary created on June 27, 2013, see Note 3 “Acquisitions” to our consolidated financial statements included in this report for additional information).

(3)	Occupancy percentages and total square feet reported are based on the company’s stabilized office portfolio for the periods presented.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to our consolidated financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. The results of operations discussion is combined for the Company and the Operating Partnership because there are no material differences in the results of operations between the two reporting entities.

Forward-Looking Statements

Statements contained in this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements, including statements or information concerning projected future occupancy and rental rates, lease expirations, debt maturity, potential investments, strategies such as capital recycling, development and redevelopment activity, projected construction costs, dispositions, future executive incentive compensation, pending, potential or proposed acquisitions and other forward-looking financial data, as well as the discussion in “—Factors That May Influence Future Results of Operations”, “—Liquidity and Capital Resource of the Company”, and “—Liquidity and Capital Resources of the Operating Partnership.” Forward-looking statements can be identified by the use of words such as “believes,” “expects,” “projects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” and the negative of these words and phrases and similar expressions that do not relate to historical matters. Forward-looking statements are based on our current expectations, beliefs and assumptions, and are not guarantees of future performance. Forward-looking statements are inherently subject to uncertainties, risks, changes in circumstances, trends and factors that are difficult to predict, many of which are outside of our control. Accordingly, actual performance, results and events may vary materially from those indicated in the forward-looking statements, and you should not rely on the forward-looking statements as predictions of future performance, results or outcomes. Numerous factors could cause actual future events to differ materially from those indicated in forward-looking statements, including, among others:

•	global market and general economic conditions and their effect on our liquidity and financial conditions and those of our tenants;

•	adverse economic or real estate conditions in California and Washington including with respect to California’s continuing budget deficits;

•	risks associated with our investment in real estate assets, which are illiquid, and with trends in the real estate industry;

•	defaults on or non-renewal of leases by tenants;

•	any significant downturn in tenants’ businesses;

•	our ability to re-lease property at or above current market rates;

•	costs to comply with government regulations, including environmental remediations;

•	the availability of cash for distribution and debt service and exposure of risk of default under debt obligations;

•	significant competition, which may decrease the occupancy and rental rates of properties;

•	potential losses that may not be covered by insurance;

•	the ability to successfully complete acquisitions and dispositions on announced terms;

•	the ability to successfully operate acquired properties;

•	the ability to successfully complete development and redevelopment properties on schedule and within budgeted amounts;

•	defaults on leases for land on which some of our properties are located;

•	adverse changes to, or implementations of, applicable laws, regulations or legislation;

•	environmental uncertainties and risks related to natural disasters; and

•	the Company’s ability to maintain its status as a REIT.

The factors included in this report are not exhaustive and additional factors could adversely affect our business and financial performance. For a discussion of additional risk factors, see the factors included in this report under the caption “Item 1A. Risk Factors,” and in our other filings with the SEC. All forward-looking statements are based on currently available information and speak only as of the date of this report. We assume no obligation to update any forward-looking statement that becomes untrue because of subsequent events, new information or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws.

Company Overview

We are a self-administered REIT active in premier office submarkets along the West Coast. We own, develop, acquire and manage real estate assets, consisting primarily of Class A properties in the coastal regions of Los Angeles, Orange County, San Diego County, the San Francisco Bay Area and greater Seattle, which we believe have strategic advantages and strong barriers to entry. We own our interests in all of our real estate assets through the Operating Partnership and the Finance Partnership. We conduct substantially all of our operations through the Operating Partnership. We owned a 97.8% and 97.6% general partnership interest in the Operating Partnership as of December 31, 2013 and 2012, respectively. All our properties are held in fee except for the eleven office buildings which are held subject to long-term ground leases for the land (See Note 15 “Commitments and Contingencies” to our consolidated financial statements included in this report for additional information regarding our ground lease obligations).

2013 Highlights

We made significant progress on several fronts during 2013, and are well-positioned for continued long-term growth through our strong leasing performance, well timed acquisitions, development and redevelopment efforts, ongoing capital recycling program and successful financing activities.

Leasing. During 2013, we executed new and renewal office leases on 2.2 million square feet, marking the sixth consecutive year that KRC has achieved full-year leasing of two million square feet. As a result of our consistent and successful leasing efforts, occupancy in our stabilized office portfolio increased to 93.4% as of December 31, 2013, up from 92.8% as of December 31, 2012.

Operating Property Acquisitions. We remain a disciplined buyer of office properties and continue to focus on value-add opportunities in West Coast markets populated by knowledge and creative based tenants in a variety of industries, including technology, media, healthcare, entertainment and professional services. During 2013, we acquired two office buildings in greater Seattle and two office buildings and an undeveloped land parcel in the Del Mar submarket of San Diego County encompassing approximately 540,000 rentable square feet for a total purchase price of approximately $296.4 million (see Note 3 “Acquisitions” to our consolidated financial statements included in this report for more information).

Development. During 2013, we continued our focus on value-add and highly accretive development opportunities and expanded our future development pipeline through targeted acquisitions of development opportunities on the West Coast. In 2013, we acquired two land sites in Redwood City, California and formed a new consolidated subsidiary, Redwood City Partners, LLC (see Note 3 “Acquisitions” to our consolidated financial statements included in this report for more information) and in the fourth quarter we commenced construction of an approximately 300,000 square foot office space (the “Crossing/900” project) at these sites.

Additionally, in December 2013, we acquired the Academy Project, a Los Angeles development opportunity, located in the Hollywood submarket, and added it to our future development pipeline. Following an anticipated 18 to 24 month entitlement process, we plan to develop a mixed-use, media-oriented campus that will include approximately 475,000 square feet of low- and mid-rise office space, apartments and retail space.

During 2013, we completed one development project, 331 Fairchild Drive in the San Francisco Bay Area with a total investment of approximately $44.7 million and added this property to our stabilized portfolio.

As of December 31, 2013, the Company had six development projects under construction, four of which are 100% preleased. These six projects aggregate approximately 2.5 million square feet of space, and the company estimates its total investment in these projects will be approximately $1.5 billion. The total estimated investment includes lease commissions and excludes tenant improvement overages. Scheduled completion dates range from 2014 to 2016. See “—Factors that May Influence Future Operations – In-Process and Future Development Pipeline” for additional information.

Redevelopment. During 2013, we moved one redevelopment project, 3880 Kilroy Airport Way in the Long Beach submarket of Los Angeles from our lease-up portfolio to our stabilized portfolio. This project has a total investment of approximately $19.7 million and was 100% leased at stabilization. See “—Factors that May Influence Future Operations – Redevelopment” for additional information.

Capital Recycling Program. We have continued to utilize our capital recycling program to provide additional capital to fund potential acquisitions, to finance development and redevelopment expenditures, to potentially repay long-term debt and for other general corporate purposes. Our general strategy is to target the disposition of mature properties or those that have limited upside for us and redeploy some or all of the capital into acquisitions where we can add additional value to generate higher returns (see “—Factors that May Influence Future Operations” for additional information).

In connection with this strategy, during 2013, we completed the sale of three office buildings to unaffiliated third parties in three separate transactions. Gross sales proceeds totaled approximately $56.9 million of which $32.2 million was held at qualified intermediaries at December 31, 2013 for potential future Section 1031 Exchanges. In February 2014, we successfully completed one of the the Section 1031 Exchanges and the $32.2 million cash proceeds were released from the qualified intermediary. In addition, as of December 31, 2013, we classified 12 properties located in San Diego, California as properties held for sale and included the results for these properties in discontinued operations in our consolidated financial statements for all periods presented. The sale of these properties closed on January 9, 2014 for total gross sales proceeds of approximately $294.7 million (see Note 23 “Subsequent Events” to our consolidated financial statements included in this report for additional information).

Financings. In addition to obtaining funding from our capital recycling program, we successfully completed a variety of financing and capital raising activities to fund our continued growth. See “—Liquidity and Capital Resources of the Operating Partnership” for additional information.

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

The following critical accounting policies discussion reflects what we believe are the most significant estimates, assumptions, and judgments used in the preparation of our consolidated financial statements. This discussion of our critical accounting policies is intended to supplement the description of our accounting policies in the footnotes to our consolidated financial statements and to provide additional insight into the information used by management when evaluating significant estimates, assumptions, and judgments. For further discussion of our significant accounting policies, see Note 2 “Basis of Presentation & Significant Accounting Policies” to our consolidated financial statements included in this report.

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

In addition, we also record the cost of certain tenant improvements paid for or reimbursed by tenants when we conclude that we are the owner of such tenant improvements using the factors discussed above. For these tenant-funded tenant improvements, we record the amount funded or reimbursed by tenants as deferred revenue, which is amortized and recognized as rental revenue over the term of the related lease beginning upon substantial completion of the leased premises. During the years ended December 31, 2013, 2012, and 2011, we capitalized $15.1 million, $24.0 million, and $4.3 million, respectively, of tenant-funded tenant improvements. Leases at our development and redevelopment properties generally have higher tenant-funded tenant improvements and we expect the trend to increase as our development and redevelopment activities increase. For those periods, we also recognized $10.7 million, $9.1 million, and $9.3 million, respectively, of noncash rental revenue related to the amortization of deferred revenue recorded in connection with tenant-funded tenant improvements.

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

During the year, we accrue estimated tenant reimbursement revenue in the period in which the tenant reimbursable costs are incurred based on our best estimate of the amounts to be recovered. Throughout the year, we perform analyses to properly match tenant reimbursement revenue with reimbursable costs incurred to date. Additionally, during the fourth quarter of each year, we perform preliminary reconciliations and accrue additional tenant reimbursement revenue or refunds. Subsequent to year end, we perform final detailed reconciliations and analyses on a lease-by-lease basis and bill or refund each tenant for any cumulative annual adjustments in the first and second quarters of each year for the previous year’s activity. Our historical experience for the years ended December 31, 2013, 2012, and 2011 has been that our final reconciliation and billing process resulted in final amounts that approximated the total annual tenant reimbursement revenues recognized.

Allowances for Uncollectible Current Tenant Receivables and Deferred Rent Receivables

Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and deferred rent receivables. Current tenant receivables consist primarily of amounts due for contractual lease payments and reimbursements of common area maintenance expenses, property taxes, and other costs recoverable from tenants. Deferred rent receivables represent the amount by which the cumulative straight-line rental revenue recorded to date exceeds cash rents billed to date under the lease agreement. As of December 31, 2013 and 2012, current receivables were carried net of an allowance for uncollectible tenant receivables amount of $2.1 million and $2.6 million, respectively, for each period and deferred rent receivables were carried net of an allowance for deferred rent of $2.1 million and $2.6 million, respectively.

Management’s determination of the adequacy of the allowance for uncollectible tenant receivables and the allowance for deferred rent receivables is performed using a methodology that incorporates a specific identification analysis and an aging analysis and includes an overall evaluation of our historical loss trends and the current economic and business environment. This determination requires significant judgment and estimates about matters that are uncertain at the time the estimates are made, including the creditworthiness of specific tenants, specific industry trends and conditions, and general economic trends and conditions. Since these factors are beyond our control, actual results can differ from our estimates, and such differences could be material.

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

For the years ended December 31, 2013, 2012, and 2011, we recorded a total provision for bad debts for both current tenant receivables and deferred rent receivables of approximately 0.1%, 0.0%, and 0.2%, respectively, of rental revenue. Our historical experience has been that actual write-offs of current tenant receivables and deferred rent receivables has approximated the provision for bad debts recorded for the years ended December 31, 2013, 2012, and 2011. In the event our estimates were not accurate and we had to change our allowances by 1% of revenue from continuing operations, the potential impact to our net income available to common stockholders would be approximately $4.7 million, $3.8 million, and $3.1 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Acquisitions

We record the acquired tangible and intangible assets and assumed liabilities of acquisitions of all operating properties and those development and redevelopment opportunities that meet the accounting criteria to be accounted for as business combinations at fair value at the acquisition date. We assess and consider fair value based on estimated cash flow projections that utilize available market information and discount and/or capitalization rates that we deem appropriate. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The acquired assets and assumed liabilities for an operating property acquisition generally include but are not limited to: land and improvements, buildings and improvements, construction in progress and identified tangible and intangible assets and liabilities associated with in-place leases, including tenant improvements, leasing costs, value of above-market and below-market operating leases and ground leases, acquired in-place lease values and tenant relationships, if any.

The fair value of land is derived from comparable sales of land within the same submarket and/or region. The fair value of buildings and improvements, tenant improvements, and leasing costs are based upon current market replacement costs and other relevant market rate information.

The fair value of the above-market or below-market component of an acquired in-place operating lease is based upon the present value (calculated using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining non-cancellable lease term and (ii) management’s estimate of the rents that would be paid using fair market rental rates and rent escalations at the date of acquisition measured over the remaining non-cancellable term of the lease for above-market operating leases and the initial non-cancellable term plus the term of any below-market fixed rate renewal options, if applicable, for below-market operating leases. The amounts recorded for above-market operating leases are included in deferred leasing costs and acquisition-related intangible assets, net on the balance sheet and are amortized on a straight-line basis as a reduction of rental income over the remaining term of the applicable leases. The amounts recorded for below-market operating leases are included in deferred revenue and acquisition-related liabilities, net on the balance sheet and are amortized on a straight-line basis as an increase to rental income over the remaining term of the applicable leases plus the term of any below-market fixed rate renewal options, if applicable. Our below-market operating leases generally do not include fixed rate or below-market renewal options.

The fair value of acquired in-place leases is derived based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. This fair value is based on a variety of considerations including, but not necessarily limited to: (1) the value associated with avoiding the cost of originating the acquired in-place leases; (2) the value associated with lost revenue related to tenant reimbursable operating costs estimated to be incurred during the assumed lease-up period; and (3) the value associated with lost rental revenue from existing leases during the assumed lease-up period. Factors considered by us in performing these analyses include an estimate of the carrying costs during the expected lease-up periods, current market conditions, and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on current market demand at market rates. In estimating costs to execute similar leases, we consider leasing commissions, legal and other related expenses. The amount recorded for acquired in-place leases is included in deferred leasing costs and acquisition-related intangible assets, net on the balance sheet and amortized as an increase to depreciation and amortization expense over the remaining term of the applicable leases. If a lease were to be terminated or if termination were determined to be likely prior to its contractual expiration (for example resulting from bankruptcy), amortization of the related unamortized in-place lease intangible would be accelerated.

The determination of the fair value of any debt assumed in connection with a property acquisition is estimated by discounting the future cash flows using interest rates available for the issuance of debt with similar terms and remaining maturities.

The determination of the fair value of the acquired tangible and intangible assets and assumed liabilities of operating property acquisitions requires us to make significant judgments and assumptions about the numerous inputs discussed above. The use of different assumptions in these fair value calculations could significantly affect the reported amounts of the allocation of our acquisition related assets and liabilities and the related depreciation and amortization expense recorded for such assets and liabilities. In addition, because the value of above and below market leases are amortized as either a reduction or increase to rental income, respectively, our judgments for these intangibles could have a significant impact on our reported rental revenues and results of operations.

Costs directly associated with all operating property acquisitions and those development and redevelopment acquisitions that meet the accounting criteria to be accounted for as business combinations are expensed as incurred. During the years ended December 31, 2013, 2012, and 2011, we expensed $2.0 million, $4.9 million and $4.1 million of acquisition costs respectively, based on the level of our acquisition activity during those years. Our acquisition expenses are directly related to our acquisition activity and if our acquisition activity was to increase or decrease, so would our acquisition costs. Costs directly associated with development acquisitions accounted for as asset acquisitions are capitalized as part of the cost of the acquisition. During the years ended December 31, 2013 and 2012, we capitalized $2.3 million and $0.7 million, respectively, of such acquisition costs. We did not capitalize any acquisition costs during the year ended December 31, 2011.

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

Cost Capitalization and Depreciation

We capitalize costs associated with development and redevelopment activities, capital improvements, tenant improvements, and leasing activities. For the years ended December 31, 2013, 2012 and 2011, we capitalized $7.3 million, $3.1 million, and $1.7 million, respectively, of internal costs to our qualifying redevelopment and development projects.

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

Share-Based Incentive Compensation Accounting

At December 31, 2013, the Company had one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan, which is described more fully in Note 12 “Share-Based Compensation” to our consolidated financial statements included in this report. The Executive Compensation Committee determines compensation for our Chief Executive Officer, Chief Operating Officer, Chief Investment Officer and Chief Financial Officer (“the Executive Officers”). Compensation cost for all share-based awards, including options, requires measurement at estimated fair value on the grant date and compensation cost is recognized over the service vesting period, which represents the requisite service period. The grant date fair value for compensation programs that contain market measures are performed using complex pricing valuation models that require the input of assumptions, including judgments to estimate expected stock price volatility, expected life, and forfeiture rate. Specifically, the grant date fair value of market measure-based share-based compensation programs are calculated using a Monte Carlo simulation pricing model and the grant date fair value of stock option grants are calculated using the Black-Scholes valuation model.

For the years ended December 31, 2013 and 2012, we recorded approximately $5.3 million and $3.9 million, respectively, of compensation expense related to programs that contained market measures and were therefore subject to such valuation models. If the valuation of the grant date fair value for such programs changed by 10%, the potential impact to our net income available to common stockholders would be approximately $0.5 million and $0.4 million for the years ended December 31, 2013 and 2012, respectively. There was no compensation expense related to market measure-based programs recorded for the years ended December 31, 2011 since our market measure-based share-based compensation programs and options were granted in 2012.

Factors That May Influence Future Results of Operations

Acquisitions. During 2013, we acquired two office buildings in greater Seattle and two office buildings in the Del Mar submarket of San Diego County for a total purchase price of approximately $296.4 million. Additionally, during 2013, we continued or focus on value-add and highly accretive development opportunities and expanded our future development pipeline through targeted acquisitions of development opportunities on the West Coast. During 2012, we acquired 14 office buildings in seven transactions with an aggregate purchase price of approximately $674.0 million and six development and redevelopment projects in six transactions with an aggregate purchase price of approximately $340.3 million. We generally finance our acquisitions through proceeds from the issuance of debt and equity securities, borrowings under our revolving credit facility, proceeds from our capital recycling program and the assumption of existing debt.

As a key component of our growth strategy, we continue to evaluate value-add acquisition opportunities (including undeveloped land, development and redevelopment opportunities and office properties). As a result, at any point in time we may have one or more potential acquisitions under consideration that are in varying stages of evaluation, negotiation or due diligence review, which may include potential acquisitions under contract. We remain a disciplined buyer of office properties and continue to focus on value add opportunities in West Coast markets populated by knowledge and creative based tenants in a variety of industries, including technology, media, healthcare, entertainment and professional services. We cannot provide assurance that we will complete these acquisitions. In the future, we may enter into agreements to acquire additional properties or undeveloped land, either as wholly owned properties or through joint ventures, and those agreements typically will be subject to the satisfaction of closing conditions. We cannot provide assurance that we will enter into any agreements to acquire properties or undeveloped land or that the potential acquisitions contemplated by any agreements we may enter into in the future will be completed. Costs associated with acquisitions accounted for as business combinations are expensed as incurred, and we may be unable to complete an acquisition after making a nonrefundable deposit or incurring acquisition-related costs. In addition, acquisitions are subject to various other risks and uncertainties. During the year ended December 31, 2013, we expensed approximately $2.0 million of third-party acquisition costs, and we anticipate that we may incur additional third-party acquisition costs during 2014. During the year ended December 31, 2013, we capitalized $2.3 million of acquisition costs directly associated with development acquisitions accounted for as asset acquisitions. We expect that during 2014 we will continue to pursue value-add property acquisitions that either add immediate Net Operating Income to our portfolio or play a strategic role in our future growth.

Capital Recycling Program. We continuously evaluate opportunities for the potential disposition of properties and undeveloped land in our portfolio with the intent of recycling the proceeds generated from the disposition of non-strategic properties or lower return assets into capital used to fund new operating and development acquisitions, to finance development and redevelopment expenditures, to repay long-term debt and for other general corporate purposes. As part of this strategy, we attempt to enter into Section 1031 Exchanges, when possible, to defer some or all of the taxable gains on the sales, if any, for federal and state income tax purposes.

In connection with this strategy, during 2013, we completed the sale of three office building to unaffiliated third parties in three separate transactions. Gross sales proceeds totaled approximately $56.9 million of which $32.2 million was held at qualified intermediaries at December 31, 2013 for potential future Section 1031 Exchanges. In February 2014, we successfully completed one of the the Section 1031 Exchanges and the $32.2 million cash proceeds were released from the qualified intermediary. In addition, as of December 31, 2013, we classified 12 properties located in San Diego, California as properties held for sale and included the results for these properties in discontinued operations in our consolidated financial statements for all periods presented. The sale of these properties closed on January 9, 2014 for total gross sales proceeds of approximately $294.7 million, which are being held by qualified intermediaries for potential future Section 1031 Exchanges as of the date of this report. We cannot assure you that any proceeds currently held by qualified intermediaries will be reinvested into qualifying replacement property or that the dispositions described above will qualify as Section 1031 Exchanges (see Note 23 “Subsequent Events” to our consolidated financial statements included in this report for additional information).

The timing of any potential future disposition transactions will depend on market conditions and other factors, including but not limited to our capital needs and our ability to defer some or all of the taxable gains on the sales. We cannot assure that we will dispose of any additional properties or that future acquisitions and/or dispositions, if any, will qualify as Section 1031 Exchanges.

Leasing Activity and Changes in Rental Rates. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following tables set forth certain information regarding leasing activity for our stabilized portfolio during year ended December 31, 2013.

Information on Leases Commenced and Executed

For Leases Commenced (1)

	1st & 2nd Generation (2)				2nd Generation (2)
	Number of Leases (3)		Rentable Square Feet (3)		TI/LC per Sq. Ft. (4)	Changes in Rents (5)(6)	Changes in Cash Rents (7)	Retention Rates (8)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Year Ended December 31, 2013	110	83	1,089,121	1,188,308	37.34	19.3%	8.3%	58.7%	75

For Leases Executed (1)(9)

	1st & 2nd Generation (2)				2nd Generation (2)
	Number of Leases (3)		Rentable Square Feet (3)		TI/LC per Sq. Ft. (4)	Changes in Rents (5)(6)	Changes in Cash Rents (7)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Year Ended December 31, 2013	113	77	1,026,042	1,126,607	31.49	20.7%	11.3%	72
_______________________

(1)	Includes leases commenced and executed for properties held for sale at December 31, 2013.

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

(6)
Excludes commenced and executed leases of approximately 593,000 and 455,000 rentable square feet, respectively, for the year ended December 31, 2013, for which the space was vacant longer than one year or being leased for the first time. Space vacant for more than one year is excluded from our change in rents calculations to provide a meaningful market comparison.

(7)
Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. Excludes leases for which the space was vacant longer than one year or vacant when the property was acquired.

(8)	Calculated as the percentage of space either renewed or expanded into by existing tenants or subtenants at lease expiration.

(9)	For the year ended December 31, 2013, 16 new leases totaling 422,000 rentable square feet were signed but not commenced as of December 31, 2013.

As of December 31, 2013, we believe that the weighted average cash rental rates for our stabilized portfolio, including recently acquired operating properties are approximately 5% under the current average market rental rates, although individual properties within any particular submarket presently may be leased either above, below, or at the current market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our portfolio.

In general, market rental rates have continued to increase in the majority of our submarkets over the last several quarters. Our rental rates and occupancy are impacted by general economic conditions, including the pace of regional economic growth and access to capital. Therefore, we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current market rates. Additionally, decreased demand and other negative trends or unforeseeable events that impair our ability to timely renew or re-lease space could have further negative effects on our future financial condition, results of operations, and cash flows.

Scheduled Lease Expirations. The following table sets forth certain information regarding our lease expirations for our stabilized portfolio for the next five years.

Lease Expirations (1)

Year of Lease Expiration	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (2)	% of Total Annualized Base Rent (2)	Annualized Base Rent per Sq. Ft. (2)

2014	105	1,153,089	9.9%	$31,236	7.9%	$27.09
2015	107	1,539,015	13.3%	44,479	11.3%	28.90
2016	83	870,819	7.5%	23,318	5.9%	26.78
2017	92	1,735,945	15.0%	56,731	14.4%	32.68
2018	54	1,545,020	13.3%	63,276	16.1%	40.95
Total	441	6,843,888	59.0%	$219,040	55.6%	$32.01
________________________

(1)
Excludes lease expirations for properties held for sale at December 31, 2013. The information presented for all lease expiration activity reflects leasing activity through December 31, 2013 for our stabilized portfolio. For leases that have been renewed early or space that has been re-leased to a new tenant, the expiration date and annualized base rent information presented takes into consideration the renewed or re-leased lease terms. Excludes space leased under month-to-month leases, intercompany leases, vacant space, and lease renewal options not executed as of December 31, 2013.

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

In addition to the 0.8 million rentable square feet, or 6.6%, of currently available space in our stabilized portfolio, leases representing approximately 9.9% and 13.3% of the occupied square footage of our stabilized portfolio are scheduled to expire during 2014 and 2015, respectively. The leases scheduled to expire in 2014 and 2015 represent approximately 2.7 million rentable square feet or 19.2% of our total annualized base rental revenue. We believe that the weighted average cash rental rates are approximately 5% under the current average market rental rates for leases scheduled to expire during 2014 and 2015, although individual properties within any particular submarket presently may be leased either above, below, or at the current quoted market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our overall portfolio. Our ability to re-lease available space depends upon both general market conditions and the market conditions in the specific regions in which individual properties are located.

Redevelopment Projects

We believe that a portion of our potential long-term future growth will continue to come from redevelopment opportunities both through acquired properties and within our existing portfolio. Redevelopment opportunities are those projects in which we spend significant development and construction costs on existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. During the fourth quarter of December 31, 2013, we stabilized the following redevelopment project:

•
3880 Airport Way, Long Beach, submarket of Los Angeles, California on which we commenced redevelopment in the third quarter of 2011. This property, encompassing 98,243 rentable square feet, has a total investment of approximately $19.7 million, including $6.3 million net carrying value of the project at the commencement of redevelopment. The building was100% leased at December 31, 2013.

As of December 31, 2013, we had one redevelopment project in lease-up.

•
360 Third Street, South of Market Area, submarket of San Francisco, California on which we commenced redevelopment in the fourth quarter of 2011. Redevelopment for this project was completed in the first quarter of 2013 and this property will move to our stabilized portfolio the first quarter of 2014. This project, which encompasses approximately 410,000 rentable square feet, will have a total estimated investment of approximately $186.1 million at completion. As of December 31, 2013, the project was 96% leased and 78% occupied. Included in our total investment is the purchase of the land underlying the ground lease for $27.5 million which closed in October 2013.

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

During the fourth quarter of December 31, 2013, we completed construction of the following development project:

•
331 Fairchild Drive, Mountain View, California, which we acquired in December 2012 and was 100% pre-leased. This property, encompassing 87,565 square feet, had a total investment of approximately $44.7 million. In October 2013, the project was substantially complete and the tenant took possession of the building.

As of December 31, 2013, our in-process development pipeline consisted of the following six projects under construction.

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

•
350 Mission Street, South of Market Financial District, San Francisco, California, which we acquired in October 2012. Shortly after acquisition, we pre-leased the entire project to salesforce.com, inc. In the fourth quarter of 2013, we obtained full entitlements to increase this project from a 27-story building to a 30-story building which increased the square footage from 400,000 square feet to approximately 450,000 square feet. Salesforce.com will occupy the full 30-story building upon completion. The property is expected to be LEED platinum certified, the first ground up development property in the city expected to receive this designation. The development project has a total estimated investment of approximately $277.5 million. Construction is currently in process and is expected to be completed in phases during 2015.

•
555-599 N. Mathilda Avenue, Sunnyvale, California, which we acquired in December 2012. The project, which is comprised of one operating property and a future development site, is 100% pre-leased. Our plan at this project is to continue operating the existing building and develop an approximately 587,000 square foot office complex for LinkedIn, Inc., the tenant in the current existing building. The development project has a total estimated investment of approximately $314.8 million. Construction is currently in process and is expected to be completed in the third quarter of 2014.

•
Columbia Square, in Hollywood, California, which we acquired in September 2012. The project is a historical media campus located in the heart of Hollywood, two blocks from the corner of Sunset Boulevard and Vine Street. During 2013, we commenced development on approximately 675,000 rentable square feet of a mixed-use project, which encompasses office, multi-family and retail components that we plan on completing in multiple phases. The project has a total estimated investment of approximately $392.5 million. Our plan is to create a mixed-use campus that preserves the historical character while establishing a new center for entertainment and media companies. Construction is currently in process and is expected to be completed in three phases between the third quarter of 2014 and the second quarter of 2016.

In December 2013, we announced that we will be collaborating with the Kor Group, a Los Angeles-based development and management firm that specializes in high-end residential and hospitality projects, on the project programming, design and branding of the residential component of Columbia Square. This portion of the project will be a mix of high-end long-term rentals and extended stay apartment homes that will cater to traveling business, entertainment and creative professionals. It will be the first luxury extended stay property to be located in the heart of Hollywood. Construction completion of this component is which is expected for the spring of 2016.

•
333 Brannan Street, South of Market Area, San Francisco, California, which we acquired in July 2012. In January 2014, six weeks after our ground breaking in the fourth quarter of 2013, we signed a 182,000 square foot, twelve-year lease with Dropbox for the entirety of this project. Dropbox is expected to take occupancy of the LEED platinum property at the completion of construction in the third quarter of 2015. The project has a total estimated investment of approximately $98.8 million. Construction is currently in process and is expected to be completed in the third quarter of 2015.

•
Crossing/900, in Redwood City, California, which we entered into an agreement in June 2013 with a local partner and acquired a 0.35 acre land site, completing the first phase of the land assemblage for our plans to develop an approximate 300,000 square foot office project. In October 2013, the Company acquired a 2.0 acre undeveloped land parcel for $17.0 million, completing the final phase of the land assemblage for the project. The project has a total estimated investment of approximately $182.0 million and began construction in the fourth quarter of 2013.

In the future, we may also enter into agreements to acquire other development or redevelopment opportunities, either as wholly owned properties or through joint ventures and those agreements typically will be subject to the satisfaction of closing conditions. In addition, as of December 31, 2013, we had additional undeveloped land holdings, located primarily in various submarkets in San Diego County and Los Angeles with an aggregate cost basis of approximately $355.5 million and estimated rentable square feet of 2.7 million to 3.4 million.

This increase in our development and redevelopment activities will continue to cause an increase in the average development asset balances qualifying for interest and other carry cost capitalization in future periods. During the year ended December 31, 2013, we capitalized interest on in process development projects, redevelopment projects in lease-up, and development pipeline projects with an aggregate cost basis balance of approximately $1.0 billion at December 31, 2013, as it was determined these projects qualified for interest and other carry cost capitalization under GAAP. For the years ended December 31, 2013 and 2012, we capitalized $35.4 million and $19.8 million, respectively, of interest to our qualifying redevelopment and development projects. For the years ended December 31, 2013 and 2012, we capitalized $7.3 million and $3.1 million, respectively, of internal costs to our qualifying redevelopment and development projects.

Incentive Compensation. Our Executive Compensation Committee determines compensation, including cash bonuses and equity incentives, for our executive officers. For 2013, the annual cash bonus program was structured to allow the Executive Compensation Committee to evaluate a variety of key quantitative and qualitative metrics at the end of the year and make a determination based on the Company’s and management’s overall performance. Our Executive Compensation Committee also grants equity incentive awards from time to time that include performance-based or market-measure based vesting requirements and/or time-based vesting requirements. As a result, accrued incentive compensation and compensation expense for future awards may be affected by our operating and development performance, financial results, stock price, performance against applicable performance-based vesting goals, market conditions and other factors. Consequently, we cannot predict the amounts that will be recorded in future periods related to such incentive compensation.

As of December 31, 2013, there was approximately $25.5 million of total unrecognized compensation cost related to outstanding nonvested shares of restricted common stock, RSUs and stock options issued under share-based compensation arrangements. Those costs are expected to be recognized over a weighted-average period of 2.2 years. The $25.5 million of unrecognized compensation cost does not reflect the future compensation cost for any potential share-based awards that may be issued. Share-based compensation expense for potential future awards could be affected by our operating and development performance, financial results, stock price, performance against applicable performance-based vesting goals, market conditions and other factors. In addition our Executive Compensation Committee granted restricted stock units in January 2014, and, if our stockholders do not approve an increase to the share limit under our 2006 Plan then these awards may be cash settled and will be subject to variable plan accounting until a sufficient amount of shares are authorized for issuance under the 2006 Plan to cover the payment of these awards. Consequently, we cannot predict the amounts that will be recorded in future periods for such awards. See Note 12 “Share-Based Compensation” to our consolidated financial statements included in this report for additional information regarding our share-based incentive compensation plan.

Stabilized Portfolio Information

As of December 31, 2013, our stabilized portfolio was comprised of 105 office properties encompassing an aggregate of approximately 12.7 million rentable square feet. Our stabilized portfolio includes all of our properties with the exception of undeveloped land, development and redevelopment properties currently under construction or committed for construction, “lease-up” properties and properties held-for-sale. We define lease-up properties as properties recently developed or redeveloped that have not yet reached 95% occupancy and are within one year following cessation of major construction activities. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. Our stabilized portfolio also excludes our future development pipeline, which is comprised of nine potential development sites, representing 120.9 gross acres of undeveloped land.

At December 31, 2013, our stabilized portfolio excluded 12 properties held for sale, one “lease-up” property and six development properties currently under construction.

The following table reconciles the changes in the rentable square feet in our stabilized portfolio of operating properties from December 31, 2012 to December 31, 2013:

	Number of Buildings	Rentable Square Feet
Total as of December 31, 2012	114	13,249,780
Acquisitions (1)	4	539,338
Completed development and redevelopment properties placed in-service	2	185,808
Dispositions and properties held for sale at December 31, 2013	(15)	(1,249,341)
Remeasurement	—	10,514
Total as of December 31, 2013	105	12,736,099
________________________

(1)	Excludes development and redevelopment property acquisitions.

Occupancy Information

The following table sets forth certain information regarding our stabilized portfolio:

Stabilized Portfolio Occupancy

Region	Number of Buildings	Rentable Square Feet	Occupancy at (1)
			12/31/2013	12/31/2012	12/31/2011
Los Angeles and Ventura Counties	27	3,506,527	93.7%	94.0%	83.5%
Orange County	3	437,603	92.8%	92.0%	93.4%
San Diego County	48	4,367,713	90.8%	90.7%	92.5%
San Francisco Bay Area	15	2,376,619	94.8%	95.5%	93.3%
Greater Seattle	12	2,047,637	96.7%	93.3%	89.9%
Total Stabilized Portfolio	105	12,736,099	93.4%	92.8%	90.1%

	Average Occupancy
	Year Ended December 31,
	2013	2012
Stabilized Portfolio (1)	92.1%	91.3%
Same Store Portfolio (2)	92.0%	93.4%
__________________________________

(1)	Occupancy percentages reported are based on our stabilized office portfolio as of the end of the period presented.

(2)
Occupancy percentages reported are based on office properties owned and stabilized as of January 1, 2012 and still owned and stabilized as of December 31, 2013. See discussion under “Results of Operations” for additional information.

Current Regional Information

We have generally seen rental rates stabilize and start to improve in many of our submarkets. We have also seen vacancy rates in many of our submarkets starting to decrease.

Los Angeles and Ventura Counties. Our Los Angeles and Ventura Counties stabilized portfolio of 3.5 million rentable square feet was 93.7% occupied with approximately 219,000 available rentable square feet as of December 31, 2013 compared to 94.0% occupied with approximately 210,100 available rentable square feet as of December 31, 2012.

As of December 31, 2013, leases representing an aggregate of approximately 305,000 and 276,000 rentable square feet are scheduled to expire during 2014 and 2015, respectively, in this region. The aggregate rentable square feet under the leases scheduled to expire in this region during 2014 and in 2015 represents approximately 5.0% of our occupied rentable square feet and 4.7% of our annualized base rental revenues in our total stabilized portfolio as of December 31, 2013.

San Diego County. Our San Diego County stabilized portfolio of 4.4 million rentable square feet was 90.8% occupied with approximately 401,000 available rentable square feet as of December 31, 2013 compared to 90.7% occupied with approximately 486,800 available rentable square feet as of December 31, 2012. As of the date of this report, we have leased approximately 196,000 square feet of the 401,000 available rentable square feet as of December 31, 2013.

As of December 31, 2013, leases representing an aggregate of approximately 564,000 and 462,000 rentable square feet are scheduled to expire during 2014 and 2015, respectively, in this region. The aggregate rentable square feet under leases scheduled to expire during 2014 and 2015 represents approximately 8.8% of our occupied rentable square feet and 6.2% of our annualized base rental revenues in our total stabilized portfolio as of December 31, 2013. As of the date of this report, of the 2014 lease expirations, we have executed one lease renewal representing approximately 133,000 rentable square feet and have received notices of termination for 216,000 rentable square feet. Additionally, subsequent to year end we have received notification of an early termination for an additional 78,000 rentable square feet originally set to expire in 2020.

San Francisco Bay Area. As of December 31, 2013, our San Francisco Bay Area stabilized portfolio of 2.4 million rentable square feet was 94.8% occupied with approximately 124,000 available rentable square feet, compared to 95.5% occupied with approximately 102,800 available rentable square feet as of December 31, 2012.

As of December 31, 2013, leases representing an aggregate of approximately 167,000 and 333,000 rentable square feet are scheduled to expire during 2014 and 2015, respectively, in this region. The aggregate rentable square feet under leases scheduled to expire during 2014 and 2015 represents approximately 4.3% of our occupied rentable square feet and 4.6% of our annualized base rental revenues in our total stabilized portfolio as of December 31, 2013.

Greater Seattle. As of December 31, 2013, our greater Seattle stabilized portfolio of 2.0 million rentable square feet was 96.7% occupied with approximately 68,000 available rentable square feet, compared to 93.3% occupied with approximately 116,100 available rentable square feet as of December 31, 2012. The increase in occupancy is primarily attributable to the acquisition of two office buildings encompassing approximately 320,400 rentable square feet that were 100.0% occupied as of December 31, 2013.

As of December 31, 2013, leases representing an aggregate of approximately 88,000 and 431,000 rentable square feet are scheduled to expire during 2014 and 2015, respectively, in this region. The aggregate rentable square feet under leases scheduled to expire during 2014 and 2015 represents approximately 4.5% of our occupied rentable square feet and 3.2% of our annualized base rental revenues in our total stabilized portfolio as of December 31, 2013.

Results of Operations

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012

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

Net Operating Income from continuing operations is considered by management to be an important and appropriate supplemental performance measure to net income (loss) because we believe it helps both investors and management to understand the core operations of our properties excluding corporate and financing-related costs and noncash depreciation and amortization. Net Operating Income is an unlevered operating performance metric of our properties and allows for a useful comparison of the operating performance of individual assets or groups of assets. This measure thereby provides an operating perspective not immediately apparent from GAAP income (loss) from operations or net income (loss). In addition, Net Operating Income is considered by many in the real estate industry to be a useful starting point for determining the value of a real estate asset or group of assets. Other real estate companies may use different methodologies for calculating Net Operating Income, and accordingly, our presentation of Net Operating Income may not be comparable to other real estate companies. Because of the exclusion of the items shown in the reconciliation below, Net Operating Income should only be used as a supplemental measure of our financial performance and not as an alternative to GAAP income (loss) from operations or net income (loss).

Management further evaluates Net Operating Income by evaluating the performance from the following property groups:

•
Same Store Properties – which includes the results of all of the office properties that were owned and included in our stabilized portfolio as of January 1, 2012 and still owned and included in the stabilized portfolio as of December 31, 2013;

•
Acquisition Properties – which includes the results, from the dates of acquisition through the periods presented, for the fourteen office buildings we acquired during 2012 and the four office buildings we acquired during the year ended December 31, 2013;

•
Stabilized Development and Redevelopment Properties – which includes the results generated by one office building that was moved into the stabilized portfolio upon completion of redevelopment in the fourth quarter of 2012, one office building that was moved into the stabilized portfolio upon completion of development and one redevelopment property that stabilized in December 2013 at the end of the lease-up; and

•	Other Properties – which includes the results of properties not included in our stabilized portfolio. These properties consist of one office building that was in the “lease-up” phase.

The following table sets forth certain information regarding the property groups within our stabilized portfolio as of December 31, 2013:

Group	# of Buildings	Rentable Square Feet
Same Store Properties	84	9,952,622
Acquisition Properties	18	2,298,941
Stabilized Development and Redevelopment Properties	3	484,536
Total Stabilized Portfolio	105	12,736,099

The following tables summarize the Net Operating Income from continuing operations, as defined, for our total portfolio for the years ended December 31, 2013 and 2012.

	Year Ended December 31,		Dollar Change	Percentage Change
	2013	2012
	($ in thousands)
Reconciliation to Net Income:
Net Operating Income, as defined	$324,428	$269,137	$55,291	20.5%
Unallocated (expense) income:
General and administrative expenses	(39,660)	(36,188)	(3,472)	9.6
Acquisition-related expenses	(1,962)	(4,937)	2,975	(60.3)
Depreciation and amortization	(192,734)	(153,251)	(39,483)	25.8
Interest income and other net investment gains	1,635	848	787	92.8
Interest expense	(75,870)	(79,114)	3,244	(4.1)
Income (loss) from continuing operations	15,837	(3,505)	19,342	(551.8)
Income from discontinued operations	28,728	280,606	(251,878)	(89.8)
Net income	$44,565	$277,101	$(232,536)	(83.9)%

The following tables summarize the Net Operating Income from continuing operations, as defined, for our total portfolio for the years ended December 31, 2013 and 2012.

	Year Ended December 31,
	2013					2012
	Same Store	Acqui-sitions Properties	Stabilized Development & Redevelopment	Other	Total	Same Store	Acqui-sitions Properties	Stabilized Development & Redevelopment	Other	Total
	(in thousands)					(in thousands)
Operating revenues:
Rental income	$318,905	$75,613	$11,520	$13,151	$419,189	$312,523	$30,000	$1,562	$5,528	$349,613
Tenant reimbursements	27,028	10,286	615	384	38,313	24,909	4,683	276	21	29,889
Other property income	6,709	884	—	3	7,596	1,146	339	—	13	1,498
Total	352,642	86,783	12,135	13,538	465,098	338,578	35,022	1,838	5,562	381,000
Property and related expenses:
Property expenses	75,062	16,348	2,497	2,699	96,606	67,152	6,784	562	1,721	76,219
Real estate taxes	29,594	7,187	1,077	2,298	40,156	27,771	2,875	122	1,555	32,323
Provision for bad debts	295	109	4	(4)	404	152	—	—	1	153
Ground leases	1,649	1,251	88	516	3,504	1,692	718	86	672	3,168
Total	106,600	24,895	3,666	5,509	140,670	96,767	10,377	770	3,949	111,863
Net Operating Income, as defined	$246,042	$61,888	$8,469	$8,029	$324,428	$241,811	$24,645	$1,068	$1,613	$269,137

	Year Ended December 31, 2013 as compared to the Year Ended December 31, 2012
	Same Store		Acquisitions		Stabilized Development & Redevelopment		Other		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
							($ in thousands)
Operating revenues:
Rental income	$6,382	2.0%	$45,613	152.0%	$9,958	637.5%	$7,623	137.9%	$69,576	19.9%
Tenant reimbursements	2,119	8.5	5,603	119.6	339	122.8	363	1,728.6	8,424	28.2
Other property income	5,563	485.4	545	160.8	—	—	(10)	(76.9)	6,098	407.1
Total	14,064	4.2	51,761	147.8	10,297	560.2	7,976	143.4	84,098	22.1
Property and related expenses:
Property expenses	7,910	11.8	9,564	141.0	1,935	344.3	978	56.8	20,387	26.7
Real estate taxes	1,823	6.6	4,312	150.0	955	782.8	743	47.8	7,833	24.2
Provision for bad debts	143	94.1	109	—	4	—	(5)	—	251	164.1
Ground leases	(43)	(2.5)	533	74.2	2	2.3	(156)	(23.2)	336	10.6
Total	9,833	10.2	14,518	139.9	2,896	376.1	1,560	39.5	28,807	25.8
Net Operating Income, as defined	$4,231	1.7%	$37,243	151.1%	$7,401	(693.0)%	$6,416	(397.8)%	$55,291	20.5%

Net Operating Income increased $55.3 million, or 20.5%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily resulting from:

•	An increase of $37.2 million attributable to the Acquisition Properties;

•	An increase of $4.2 million attributable to the Same Store Properties primarily resulting from:

•	An increase in rental income of $6.4 million primarily resulting from an increase in tenant renewals and new leases at higher rental rates;

•	An increase in tenant reimbursements of $2.1 million primarily due to higher reimbursable property expenses and real estate taxes;

•	An increase in other property income of $5.6 million primarily due to the receipt of a $5.2 million property damage settlement payment at one of our properties;

•	A partially offsetting increase in property and related expenses of $9.8 million primarily resulting from:

•
An increase of $7.9 million in property expenses primarily as a result of an increase in certain recurring operating costs of approximately $4.9 million related to property management expenses, utilities, insurance, other service-related costs, $1.2 million of non-recurring expenses related to a property damage settlement and a $1.8 million decrease in property-related insurance proceeds in the current year compared to the prior year; and

•
An increase in real estate taxes of $1.8 million primarily as a result of higher assessment of value at several properties and a decrease in property tax refunds received in the current year compared to the prior year.

•
An increase of $7.4 million attributable to the Stabilized Development and Redevelopment Properties, of which $6.8 million is attributable to a full year of operating activity at 2260 E. Imperial Highway, located in the Los Angeles submarket of El Segundo which was stabilized in the fourth quarter of 2012; and

•
An increase of $6.4 million attributable to the Other Properties primarily resulting from income generated in 2013 from one redevelopment property in lease-up that was 78% occupied at December 31, 2013 compared to 26% occupied at December 31, 2012.

Other Expenses and Income

General and Administrative Expenses

General and administrative expenses increased $3.5 million, or 9.6%, for the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily attributable to an increase in compensation expense related to higher payroll costs associated with the growth of the Company and the March 2012 and April 2013 renegotiations of our Chief Executive Officer’s and Chief Operating Officer’s employment agreements and costs associated with our accounting system conversion.

Depreciation and Amortization

Depreciation and amortization increased by $39.5 million, or 25.8%, for the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily related to the Acquisition Properties.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts/premiums and loan cost amortization, net of capitalized interest, including capitalized debt discounts/premiums and loan cost amortization for the years ended December 31, 2013 and 2012.

	Year Ended December 31,		Dollar Change	Percentage Change
	2013	2012
	($ in thousands)
Gross interest expense	$111,238	$98,906	$12,332	12.5%
Capitalized interest	(35,368)	(19,792)	(15,576)	78.7%
Interest expense	$75,870	$79,114	$(3,244)	(4.1)%

Gross interest expense, before the effect of capitalized interest, increased $12.3 million, or 12.5%, for the year ended December 31, 2013 compared to the year ended December 31, 2012 resulting primarily from an increase in our average outstanding debt balances due to acquisitions and growth of the Company.

Capitalized interest increased $15.6 million, or 78.7%, for the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily attributable to an increase in our development and redevelopment activity, which resulted in higher average asset balances qualifying for interest capitalization.

Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011

The prior year discussion of the results from operations is separated into the following property groups:

•
Same Store Properties – which includes the results of all of the office properties that were owned and included in our stabilized portfolio as of January 1, 2011 and still owned and included in the stabilized portfolio as of December 31, 2013;

•
Acquisition Properties – which includes the results, from the dates of acquisition through the periods presented, for the ten office buildings we acquired during 2011 and the fourteen office buildings we acquired during 2012;

•
Stabilized Redevelopment Properties – which includes the results generated by two office buildings that were moved into the stabilized portfolio upon completion of redevelopment in the fourth quarter of 2012. Both office buildings were moved from the stabilized portfolio during 2012 to development during 2011, thus the prior year results reflect operating results of the properties prior to redevelopment; and

•
Other Properties – which includes the results of properties not included in our stabilized portfolio. These properties consist of one office building in “lease-up,” one redevelopment project under construction and one office building that was moved from the stabilized portfolio during 2012 to development since the property is being repositioned.

The following table sets forth certain information regarding the property groups within our stabilized portfolio as of December 31, 2012 still owned and included in the stabilized portfolio as of December 31, 2013.

Group	# of Buildings	Rentable Square Feet
Same Store Properties	84	9,952,622
Acquisition Properties	14	1,757,543
Stabilized Redevelopment Properties	2	410,046
Total Stabilized Portfolio	100	12,120,211

The following tables summarize the Net Operating Income from continuing operations, as defined, for our total portfolio for the year ended December 31, 2012 and 2011.

	Year Ended December 31,		Dollar Change	Percentage Change
	2012	2011
	($ in thousands)
Reconciliation to Net Income:
Net Operating Income, as defined	$269,137	$217,461	$51,676	23.8%
Unallocated (expense) income:
General and administrative expenses	(36,188)	(28,148)	(8,040)	28.6
Acquisition-related expenses	(4,937)	(4,053)	(884)	21.8
Depreciation and amortization	(153,251)	(115,630)	(37,621)	32.5
Interest income and other net investment gains	848	571	277	48.5
Interest expense	(79,114)	(85,785)	6,671	(7.8)
Loss from continuing operations	(3,505)	(15,584)	12,079	(77.5)
Income from discontinued operations	280,606	83,073	197,533	237.8
Net income	$277,101	$67,489	$209,612	310.6%

The following tables summarize the Net Operating Income from continuing operations, as defined, for our total portfolio for the year ended December 31, 2012 and 2011.

	Year Ended December 31,
	2012					2011
	Same Store	Acqui-sitions Properties	Stabilized Redevel-opment	Other	Total	Same Store	Acqui-sitions Properties	Stabilized Redevel-opment	Other	Total
	(in thousands)					(in thousands)
Operating revenues:
Rental income	$265,883	$78,555	$214	$4,961	$349,613	$261,140	$24,403	$—	$1,535	$287,078
Tenant reimbursements	16,946	12,626	—	317	29,889	16,242	4,462	59	194	20,957
Other property income	1,124	365	—	9	1,498	1,886	471	32	—	2,389
Total	283,953	91,546	214	5,287	381,000	279,268	29,336	91	1,729	310,424
Property and related expenses:
Property expenses	57,459	17,051	446	1,263	76,219	56,588	5,977	301	856	63,722
Real estate taxes	23,208	7,567	28	1,520	32,323	23,237	2,255	1	1,488	26,981
Provision for bad debts	153	—	—	—	153	695	—	—	—	695
Ground leases	897	1,512	4	755	3,168	923	446	13	183	1,565
Total	81,717	26,130	478	3,538	111,863	81,443	8,678	315	2,527	92,963
Net Operating Income, as defined	$202,236	$65,416	$(264)	$1,749	$269,137	$197,825	$20,658	$(224)	$(798)	$217,461

	Year Ended December 31, 2012 as compared to the Year Ended December 31, 2011
	Same Store		Acquisitions		Stabilized Redevelopment		Other		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
							($ in thousands)
Operating revenues:
Rental income	$4,743	1.8%	$54,152	221.9%	$214	—%	$3,426	223.2%	$62,535	21.8%
Tenant reimbursements	704	4.3	8,164	183.0	(59)	(100.0)	123	63.4	8,932	42.6
Other property income	(762)	(40.4)	(106)	(22.5)	(32)	(100.0)	9	100.0	(891)	(37.3)
Total	4,685	1.7	62,210	212.1	123	135.2	3,558	205.8	70,576	22.7
Property and related expenses:
Property expenses	871	1.5	11,074	185.3	145	48.2	407	47.5	12,497	19.6
Real estate taxes	(29)	(0.1)	5,312	235.6	27	2,700.0	32	2.2	5,342	19.8
Provision for bad debts	(542)	(78.0)	—	—	—	—	—	—	(542)	(78.0)
Ground leases	(26)	(2.8)	1,066	239.0	(9)	(69.2)	572	312.6	1,603	102.4
Total	274	0.3	17,452	201.1	163	51.7	1,011	40.0	18,900	20.3
Net Operating Income, as defined	$4,411	2.2%	$44,758	216.7%	$(40)	(17.9)%	$2,547	319.2%	$51,676	23.8%

Net Operating Income increased $51.7 million, or 23.8%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011 primarily resulting from:

•	An increase of $44.8 million attributable to the Acquisition Properties;

•	An increase of $4.4 million attributable to the Same Store Properties primarily resulting from:

•	An increase in rental income of $4.7 million primarily resulting from an increase in tenant renewals and new leases at higher rental rates;

•	An increase in tenant reimbursements of $0.7 million primarily due to higher reimbursable property expenses;

•	A partially offsetting decrease in other property income of $0.8 million primarily due to a property damage settlement payment received in 2011 for one of our properties; and

•	An increase in property and related expenses of $0.3 million.

•	An increase of $2.5 million attributable to the Other Properties primarily resulting from:

•	One redevelopment property in lease-up that was 50% occupied at December 31, 2012. The tenant took occupancy of this space in June 2012; and

•	One in-process redevelopment property that was 17% occupied at December 31, 2012. The tenant took occupancy of this space in July 2012.

Other Expenses and Income

General and Administrative Expenses

General and administrative expenses increased $8.0 million, or 28.6%, for the year ended December 31, 2012 compared to the year ended December 31, 2011, primarily attributable to an increase in compensation expense related to the February 2012 stock option grants made to our senior management team, higher payroll costs associated with the March 2012 renegotiation of our Chief Executive Officer’s employment agreement and an increase in payroll and administrative costs associated with the growth of the Company.

Depreciation and Amortization

Depreciation and amortization increased by $37.6 million, or 32.5%, for the year ended December 31, 2012 compared to the year ended December 31, 2011, primarily related to the Acquisition Properties.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts/premiums and loan cost amortization, net of capitalized interest, including capitalized debt discounts/premiums and loan cost amortization for the year ended December 31, 2012 and 2011.

	Year Ended December 31,		Dollar Change	Percentage Change
	2012	2011
	($ in thousands)
Gross interest expense	$98,906	$94,915	$3,991	4.2%
Capitalized interest	(19,792)	(9,130)	(10,662)	116.8%
Interest expense	$79,114	$85,785	$(6,671)	(7.8)%

Gross interest expense, before the effect of capitalized interest, increased $4.0 million, or 4.2%, for the year ended December 31, 2012 compared to the year ended December 31, 2011 resulting from an increase in our average outstanding debt balances primarily as a result of acquisition activity, partially offset by a decrease in our weighted average GAAP effective rate from approximately 5.2% during the year ended December 31, 2011 to approximately 4.7% during the year ended December 31, 2012.

Capitalized interest increased $10.7 million, or 116.8%, for the year ended December 31, 2012 compared to the year ended December 31, 2011, primarily attributable to an increase in our development and redevelopment activity, which resulted in higher average asset balances qualifying for interest capitalization.

Liquidity and Capital Resources of the Company

In this “Liquidity and Capital Resources of the Company” section, the term the “Company” refers only to Kilroy Realty Corporation on an unconsolidated basis and excludes the Operating Partnership and all other subsidiaries.

The Company’s business is operated primarily through the Operating Partnership. Distributions from the Operating Partnership are the Company’s source of capital. The Company believes the Operating Partnership’s sources of working capital, specifically its cash flow from operations and borrowings available under its revolving credit facility, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its preferred and common stockholders for the next twelve months. Cash flows from operating activities generated by the Operating Partnership for the year ended December 31, 2013 were sufficient to cover the Company’s payment of cash dividends to its stockholders. However, there can be no assurance that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distributions to the Company. The unavailability of capital could adversely affect the Operating Partnership’s ability to make distributions to the Company, which would in turn, adversely affect the Company’s ability to pay cash dividends to its stockholders.

The Company is a well-known seasoned issuer and the Company and the Operating Partnership have an effective shelf registration statement that provides for the public offering and sale from time to time by the Company of its preferred stock, common stock, depositary shares, warrants and guarantees of debt securities and by the Operating Partnership of its debt securities, in each case in unlimited amounts. The Company evaluates the capital markets on an ongoing basis for opportunities to raise capital, and, as circumstances warrant, the Company and the Operating Partnership may issue securities of all of these types in one or more offerings at any time and from time to time on an opportunistic basis, depending upon, among other things, market conditions, available pricing and capital needs. When the Company receives proceeds from the sales of its preferred or common stock, it is required by the Operating Partnership’s partnership agreement to contribute the net proceeds from those sales to the Operating Partnership in exchange for corresponding preferred or common partnership units of the Operating Partnership. The Operating Partnership may use these proceeds and proceeds from the sale of its debt securities to repay debt, including borrowings under its revolving credit facility, to develop new or existing properties, to make acquisitions of properties or portfolios of properties, or for general corporate purposes.

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

The Company intends to continue to make, but has not committed to make, regular quarterly cash distributions to common stockholders and common unitholders from cash flow from operating activities. All such distributions are at the discretion of the board of directors. The Company has historically distributed amounts in excess of its taxable income resulting in a return of capital to its stockholders and the Company currently believes it has the ability to maintain distributions at the 2013 levels to meet the REIT distribution requirements for 2014. In addition, to the extent that the Company cannot successfully complete Section 1031 Exchanges to defer some or all of the taxable gains related to completed or future property dispositions, the Company may choose to distribute a special dividend to avoid having to pay income taxes on such gains. The Company considers market factors and its performance in addition to REIT requirements in determining our distribution levels. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with the Company’s intention to maintain its qualification as a REIT. Such investments may include, for example, obligations of the Government National Mortgage Association, other governmental agency securities, certificates of deposit, and interest-bearing bank deposits.

On December 16, 2013, the Board of Directors declared a regular quarterly cash dividend of $0.35 per share of common stock payable on January 15, 2014 to stockholders of record on December 31, 2013 and caused a $0.35 per Operating Partnership unit cash distribution to be paid in respect of the Operating Partnership’s common limited partnership interests, including those owned by the Company. The total cash quarterly dividends and distributions paid on January 15, 2014 was $29.4 million.

On December 16, 2013, the Board of Directors declared a dividend of $0.42969 per share on the Series G Preferred Stock and $0.39844 per share on the Series H Preferred Stock for the period commencing on and including November 15, 2013 and ending on and including February 17, 2014. The dividend will be payable on February 18, 2014 to Series G Preferred and Series H Preferred stockholders of record on January 31, 2014. The quarterly dividends payable on February 18, 2014 to Series G and Series H Preferred stockholders is expected to total $3.3 million.

Debt Covenants

The covenants contained within the revolving credit facility and the term loan facility prohibit the Company from paying dividends in excess of 95% of FFO.

Capitalization

As of December 31, 2013, our total debt as a percentage of total market capitalization was 33.2% and our total debt and liquidation value of our preferred equity as a percentage of total market capitalization was 36.3%, which was calculated based on the closing price per share of the Company’s common stock of $50.18 on December 31, 2013 as shown in the following table:

	Shares/Units at December 31, 2013	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
	($ in thousands)
Debt:
Unsecured Revolving Credit Facility		$45,000	0.7%
Unsecured Term Loan Facility		150,000	2.3
4.25% Unsecured Exchangeable Notes due 2014 (1)		172,500	2.6
Unsecured Senior Notes due 2014		83,000	1.2
Unsecured Senior Notes due 2015 (1)		325,000	4.9
Unsecured Senior Notes due 2018 (1)		325,000	4.9
Unsecured Senior Notes due 2020 (1)		250,000	3.8
Unsecured Senior Notes due 2023 (1)		300,000	4.5
Secured debt (1)		545,868	8.3
Total debt		2,196,368	33.2
Equity and Noncontrolling Interests:
6.875% Series G Cumulative Redeemable Preferred stock (2)	4,000,000	100,000	1.5
6.375% Series H Cumulative Redeemable Preferred stock (2)	4,000,000	100,000	1.5
Common limited partnership units outstanding (3)(4)	1,805,200	90,585	1.4
Shares of common stock outstanding (4)	82,153,944	4,122,485	62.4
Total equity and noncontrolling interests		4,413,070	66.8
Total Market Capitalization		$6,609,438	100.0%
________________________

(1)
Represents gross aggregate principal amount due at maturity before the effect of net unamortized premiums as of December 31, 2013. The aggregate net unamortized premiums totaled approximately $8.6 million as of December 31, 2013.

(2)	Value based on $25.00 per share liquidation preference.

(3)	Represents common units not owned by the Company.

(4)	Value based on closing price per share of our common stock of $50.18 as of December 31, 2013.

Liquidity and Capital Resources of the Operating Partnership

In this “Liquidity and Capital Resources of the Operating Partnership” section, the terms “we,” “our,” and “us” refer to the Operating Partnership or the Operating Partnership and the Company together, as the context requires.

General

Our primary liquidity sources and uses are as follows:

Liquidity Sources

•	Net cash flow from operations;

•	Borrowings under the Operating Partnership’s revolving credit facility and term loan facility;

•	Proceeds from additional secured or unsecured debt financings;

•	Proceeds from public or private issuance of debt or equity securities; and

•	Proceeds from the disposition of selective assets through our capital recycling program.

Liquidity Uses

•	Property or undeveloped land acquisitions;

•	Property operating and corporate expenses;

•	Capital expenditures, tenant improvement and leasing costs;

•	Debt service and principal payments, including debt maturities;

•	Distributions to common and preferred security holders;

•	Development and redevelopment costs; and

•	Outstanding debt repurchases.

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

Capital Markets / Debt Transactions

•
In September 2013, the Company completed an underwritten public offering of 6,175,000 shares of its common stock. The net offering proceeds (after deducting underwriting discounts and commissions and offering expenses) of approximately $295.9 million were contributed to the Operating Partnership (see Notes 10 “Stockholders’ Equity of the Company” and 11 “Preferred and Common Units of the Operating Partnership” to our consolidated financial statements included in this report for additional information).

•
During the year ended December 31, 2013, we issued and sold a total of 1,040,838 of our common stock shares under our at-the-market stock offering program at a weighted average price of $53.11 per share before selling commissions. The net offering proceeds (after deducting sales agent compensation) of approximately $54.4 million were contributed to the Operating Partnership (see “—Liquidity Sources” below for additional information).

•
In January 2013, the Operating Partnership issued unsecured senior notes in an underwritten public offering with an aggregate principal balance of $300.0 million that are scheduled to mature on January 15, 2023. The unsecured senior notes require semi-annual interest payments each January and July based on a stated annual interest rate of 3.800%.

•
In January 2013, the Operating Partnership assumed a secured mortgage loan with a principal balance of $83.9 million that was recorded at fair value resulting in a premium of $11.6 million in connection with an acquisition. We also repaid a secured mortgage loan with an outstanding principal balance of $83.1 million that was scheduled to mature in April 2013 (see Note 7 “Secured and Unsecured Debt of the Operating Partnership” to our consolidated financial statements included in this report for additional information).

Capital Recycling Program

•
During 2013, we completed the sale of three office building to unaffiliated third parties in three separate transactions. Gross sales proceeds totaled approximately $56.9 million of which $32.2 million was held at qualified intermediaries at December 31, 2013 for potential future Section 1031 Exchanges. In February 2014, we successfully completed one of the Section 1031 Exchanges and the $32.2 million cash proceeds were released from the qualified intermediary. In addition, as of December 31, 2013, we classified 12 properties located in San Diego, California as properties held for sale and included the results for these properties in discontinued operations in our consolidated financial statements for all periods presented. The sale of these properties closed on January 9, 2014 for total gross sales proceeds of approximately $294.7 million (see “—Factors that May Influence Future Operations” and Note 23 “Subsequent Events” to our consolidated financial statements included in this report for additional information).

After the effect of these aforementioned transactions, as of December 31, 2013, we had approximately $35.4 million of unrestricted cash on hand, $49.8 million of restricted cash and $45.0 million outstanding borrowings on our revolving credit facility.

Liquidity Sources

Credit Facility

The following table summarizes the balance and terms of our revolving credit facility as of December 31, 2013 and December 31, 2012, respectively:

	December 31, 2013	December 31, 2012
	(in thousands)
Outstanding borrowings	$45,000	$185,000
Remaining borrowing capacity	455,000	315,000
Total borrowing capacity (1)	$500,000	$500,000
Interest rate (2)	1.62%	1.66%
Facility fee-annual rate (3)	0.300%
Maturity date (4)	April 2017
________________________

(1)	We may elect to borrow, subject to bank approval, up to an additional $200.0 million under an accordion feature under the terms of the revolving credit facility.

(2)	The revolving credit facility interest rate was calculated based on an annual rate of London Interbank Offered Rate (“LIBOR”) plus 1.450% as of both December 31, 2013 and December 31, 2012.

(3)
The facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we also incurred debt origination and legal costs of approximately $5.0 million when we entered into the revolving credit facility in 2010, an additional $3.3 million when we amended the terms of the revolving credit facility in June 2011 and an additional $1.9 million when we amended the terms of the revolving credit facility in November 2012. The unamortized balance of these costs is amortized through the extended maturity date of the revolving credit facility.

(4)	Under the terms of the revolving credit facility, we may exercise an option to extend the maturity date by one year.

We intend to borrow under the revolving credit facility from time to time for general corporate purposes, to fund potential acquisitions, to finance development and redevelopment expenditures and to potentially repay long-term debt.

Capital Recycling Program

In connection with our capital recycling program, we continuously evaluate opportunities for the potential disposition of properties and undeveloped land in our portfolio with the intent of recycling the proceeds generated from the dispositions of non-strategic or lower return assets into capital used to fund new operating and development acquisitions, to finance development and redevelopment expenditures, to repay long-term debt and for other general corporate purposes. As part of our strategy, we attempt to enter into Section 1031 Exchanges, when possible, to defer some or all of the taxable gains on the sales, if any, for federal and state income tax purposes.

During 2013, we completed the sale of three office buildings to unaffiliated third parties in two separate transactions. Gross sales proceeds totaled approximately $56.9 million of which $32.2 million was held by qualified intermediaries at December 31, 2013 for potential future Section 1031 Exchanges. In February 2014, we successfully completed one of the Section 1031 Exchanges and the $32.2 million cash proceeds were released from the qualified intermediary. In addition, as of December 31, 2013, we classified 12 properties located in San Diego, California as properties held for sale and included the results for these properties in discontinued operations in our consolidated financial statements for all periods presented. The sale of these properties closed on January 9, 2014 for total gross sales proceeds of approximately $294.7 million, which are being held by qualified intermediaries for potential future Section 1031 Exchanges as of the date of this report. We cannot assure you that any proceeds currently held by qualified intermediaries will be reinvested into qualifying replacement property or that the dispositions described above will qualify as Section 1031 Exchanges.

The timing of any potential future disposition transactions will depend on market conditions and other factors including but not limited to our capital needs and our ability to defer some or all of the taxable gains on the sales. We cannot assure you that we will dispose of any additional properties or that future acquisitions and/or dispositions, if any, will qualify as Section 1031 Exchanges.

At-The-Market Stock Offering Program

Under our at-the-market stock offering program, which commenced in July 2011, we may offer and sell shares of our common stock having an aggregate gross sales price of up to $200.0 million from time to time in “at-the-market” offerings. The following table sets forth information regarding sales of our common stock under our at-the-market offering program for years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
	(in millions, except share data)
Shares of common stock sold during the year	1,040,838	787,118
Aggregate gross proceeds	$55.3	$37.0
Aggregate net proceeds after sales agent compensation	$54.4	$36.3

The proceeds from the sales were used to fund development and redevelopment expenditures and for general corporate purposes. Since commencement of the program, we have sold 2,183,261 shares of common stock having an aggregate gross sales price of $105.3 million. As of December 31, 2013, shares of common stock having an aggregate gross sales price of up to $94.7 million remain available to be sold under this program. Actual future sales will depend upon a variety of factors including but not limited to market conditions, the trading price of the Company’s common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

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

Exchangeable Notes, Unsecured Debt, and Secured Debt

The aggregate principal amount of our 4.25% Exchangeable Notes, unsecured debt, and secured debt of the Operating Partnership outstanding as of December 31, 2013 was as follows:

Aggregate Principal Amount Outstanding
(in thousands)
Unsecured Revolving Credit Facility	$45,000
Unsecured Term Loan Facility due 2016	150,000
4.25% Exchangeable Notes due 2014 (1)	172,500
Unsecured Senior Notes due 2014	83,000
Unsecured Senior Notes due 2015 (1)	325,000
Unsecured Senior Notes due 2018 (1)	325,000
Unsecured Senior Notes due 2020 (1)	250,000
Unsecured Senior Notes due 2023 (1)	300,000
Secured Debt (1)	545,868
Total Exchangeable Notes, Unsecured Debt, and Secured Debt	$2,196,368
________________________

(1)
Represents gross aggregate principal amount due at maturity before the effect of net unamortized premiums as of December 31, 2013. The aggregate net unamortized premiums totaled approximately $8.6 million as of December 31, 2013.

Debt Composition

The composition of the Operating Partnership’s aggregate debt balances between secured and unsecured and fixed-rate and variable-rate debt as of December 31, 2013 and December 31, 2012 was as follows:

	Percentage of Total Debt		Weighted Average Interest Rate
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Secured vs. unsecured:
Unsecured (1)	75.1%	72.9%	4.6%	4.5%
Secured	24.9	27.1	5.2%	5.2%
Variable-rate vs. fixed-rate:
Variable-rate	8.9	16.4	1.9%	1.8%
Fixed-rate (1)	91.1	83.6	5.0%	5.3%
Stated rate (1)			4.8%	4.7%
GAAP effective rate (2)			4.8%	4.7%
GAAP effective rate including debt issuance costs			5.1%	5.1%
________________________

(1)	Excludes the impact of the amortization of any debt discounts/premiums.

(2)	Includes the impact of the amortization of any debt discounts/premiums, excluding debt issuance costs.

Liquidity Uses

Contractual Obligations

The following table provides information with respect to our contractual obligations as of December 31, 2013. The table: (i) indicates the maturities and scheduled principal repayments of our secured debt, 4.25% Exchangeable Notes, unsecured debt, and revolving credit facility; (ii) indicates the scheduled interest payments of our fixed-rate and variable-rate debt as of December 31, 2013; (iii) provides information about the minimum commitments due in connection with our ground lease obligations and other lease and contractual commitments; and (iv) provides estimated redevelopment and development commitments as of December 31, 2013. Note that the table does not reflect our available debt maturity extension options and reflects gross aggregate principal amounts before the effect of unamortized discounts/premiums.

	Payment Due by Period
	Less than 1 Year (2014)	2–3 Years (2015-2016)	4–5 Years (2017-2018)	More than 5 Years (After 2018)	Total
	(in thousands)
Principal payments: secured debt (1)	$9,846	$169,535	$198,476	$168,011	$545,868
Principal payments: 4.25% Exchangeable Notes (2)	172,500	—	—	—	172,500
Principal payments: unsecured revolving credit facility	—	—	45,000	—	45,000
Principal payments: unsecured debt (3)	83,000	475,000	325,000	550,000	1,433,000
Interest payments: fixed-rate debt (4)	98,408	147,748	104,291	106,191	456,638
Interest payments: variable-rate debt (5)	2,880	3,574	—	—	6,454
Interest payments: unsecured revolving credit facility (6)	729	1,458	184	—	2,371
Ground lease obligations (7)	3,095	6,190	6,190	156,912	172,387
Lease and contractual commitments (8)	85,298	2,078	—	—	87,376
Development and redevelopment commitments (9)	375,000	183,000	—	—	558,000
Total	$830,756	$988,583	$679,141	$981,114	$3,479,594
________________________

(1)	Represents gross aggregate principal amount before the effect of the unamortized premium of approximately $14.6 million as of December 31, 2013.

(2)	Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $4.1 million as of December 31, 2013.

(3)	Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $1.9 million as of December 31, 2013.

(4)
As of December 31, 2013, 91.1% of our debt was contractually fixed. The information in the table above reflects our projected interest rate obligations for these fixed-rate payments based on the contractual interest rates, interest payment dates and scheduled maturity dates.

(5)
As of December 31, 2013, 6.8% of our debt bore interest at variable rates which was incurred under the term loan facility. The variable interest rate payments are based on LIBOR plus a spread of 1.750% as of December 31, 2013. The information in the table above reflects our projected interest rate obligations for these variable-rate payments based on outstanding principal balances as of December 31, 2013, the scheduled interest payment dates and the contractual maturity dates.

(6)
As of December 31, 2013, 2.1% of our debt bore interest at variable rates which was incurred under the unsecured revolving credit facility. The variable interest rate payments are based on LIBOR plus a spread of 1.450% as of December 31, 2013. The information in the table above reflects our projected interest rate obligations for these variable-rate payments based on outstanding principal balances as of December 31, 2013, the scheduled interest payment dates and the contractual maturity dates.

(7)	Reflects minimum lease payments through the contractual lease expiration date before the impact of extension options.

(8)	Amounts represent commitments under signed leases and contracts for operating properties, excluding tenant-funded tenant improvements. The timing of these expenditures may fluctuate.

(9)
Amounts represent commitments under signed leases for pre-leased development projects and contractual commitments for lease-up projects and projects under construction as of December 31, 2013. The timing of these expenditures may fluctuate based on the ultimate progress of construction.

Other Liquidity Uses

Debt Maturities

As of December 31, 2013, we had unsecured debt with principal balances of $172.5 million and $83.0 million scheduled to mature in November 2014 and August 2014, respectively. We believe our conservative leverage and staggered debt maturities provide us with financial flexibility and enhances our ability to obtain additional sources of liquidity if necessary, and, therefore, we are well-positioned to refinance or repay maturing debt and to pursue our strategy of seeking attractive acquisition opportunities, which we may finance, as necessary, with future public and private issuances of debt and equity securities.

Potential Future Acquisitions

In 2013, we acquired four buildings and two undeveloped land sites for approximately $305.5 million in cash. In 2012, we acquired 14 buildings for approximately $454.8 million in cash and acquired six development property opportunities for approximately $333.9 million in cash. These transactions were funded through various capital raising activities and, in selected instances, the assumption of existing indebtedness. We expect to continue to monitor our target markets and to pursue the acquisition of value add office properties and development and redevelopment opportunities that add immediate Net Operating Income to our portfolio or play a strategic role in our future growth.

Development and Redevelopment Opportunities

As of December 31, 2013, we had six development projects under construction. These projects have a total estimated investment of approximately $1.5 billion, of which we have incurred approximately $637.4 million and committed an additional $558.0 million as of December 31, 2013. In addition, we currently have additional development projects that we may commence construction on in 2014. This total estimated investment is based on market conditions and our anticipation of project approvals. Actual costs could vary depending on changes in circumstances. Ultimate timing of these expenditures may fluctuate given the ultimate progress and leasing status of the projects.

We remain a disciplined buyer of office properties and continue to focus on value add opportunities in West Coast markets populated by knowledge and creative based tenants in a variety of industries, including technology, media, healthcare, entertainment and professional services. We expect that any material acquisitions or development activities will be funded with borrowings under the revolving credit facility, the public or private issuance of debt or equity securities, the disposition of assets under our capital recycling program or through the assumption of existing debt.

Potential Future Leasing Costs and Capital Improvements

Given the current economic conditions, the amounts we are required to spend on tenant improvements and leasing costs would need to remain at current levels for us to be able to execute leases at current market terms, as evidenced in the table below. The amounts we ultimately incur for tenant improvements and leasing costs will depend on actual leasing activity. Tenant improvements and leasing costs generally fluctuate in any given period depending on factors such as the type and condition of the property, the term of the lease, the type of the lease, the involvement of external leasing agents, and overall market conditions. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to maintain our properties.

We believe we could spend approximately $45 to $50 million in capital improvements, tenant improvements and leasing costs in 2014 for properties within our stabilized portfolio, depending on leasing activity, in addition to approximately $87.4 million of lease and contractual commitments included in our capital commitments table above.

The following tables set forth our historical actual capital expenditures, and tenant improvements and leasing costs for deals commenced, excluding tenant-funded tenant improvements, for renewed and re-tenanted space within our stabilized portfolio for each of the three years during the period ended December 31, 2013 on a per square foot basis.

	Year Ended December 31,
	2013	2012	2011
Office Properties:
Capital Expenditures:
Capital expenditures per square foot	$0.73	$0.78	$0.71
Tenant Improvement and Leasing Costs (1)
Replacement tenant square feet (2)	850,295	607,118	468,530
Tenant improvements per square foot commenced	$39.24	$31.75	$24.95
Leasing commissions per square foot commenced	$12.25	$11.22	$11.46
Total per square foot	$51.48	$42.97	$36.41
Renewal tenant square feet	1,188,308	629,664	709,427
Tenant improvements per square foot commenced	$16.90	$9.63	$27.73
Leasing commissions per square foot commenced	$10.32	$7.91	$9.27
Total per square foot	$27.22	$17.53	$37.00
Total per square foot per year	$5.97	$5.30	$4.01
Average remaining lease term (in years)	6.3	5.7	9.2
________________________

(1)	Includes only tenants with lease terms of 12 months or longer. Excludes leases for month-to-month and first generation tenants.

(2)	Excludes leases for which the space was vacant for longer than one year, or vacant when the property was acquired by the Company.

Capital expenditures per square foot decreased moderately in 2013. As all of our properties are well-maintained and do not require significant capital improvements, we currently anticipate future capital expenditure levels to be consistent with historical levels. The 2013 increase in replacement tenant improvements per square foot commenced is primarily due to increased activity in San Diego and greater Seattle, which commanded higher lease and tenant improvement rates. The 2013 increase in renewal tenant improvements per square foot commenced is primarily due to the commencement of two significant lease renewals in 2013. Excluding these two leases, office tenant improvements per square foot leased would be materially consistent with the previous year.

Distribution Requirements

For a discussion of our dividend and distribution requirements, see “Liquidity and Capital Resources of the Company —Distribution Requirements.”

Other Potential Future Liquidity Uses

We remain a disciplined buyer of office properties and continue to focus on value add opportunities in West Coast markets populated by knowledge and creative based tenants in a variety of industries, including technology, media, healthcare, entertainment and professional services. We expect that any material acquisitions or development activities will be funded with borrowings under the revolving credit facility, the public or private issuance of debt or equity securities, the disposition of assets under our capital recycling program or through the assumption of existing debt.

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

Factors That May Influence Future Sources of Capital and Liquidity of the Company and the Operating Partnership

We continue to evaluate sources of financing for our business activities, including borrowings under the revolving credit facility, issuance of public and private equity securities, unsecured debt and fixed-rate secured mortgage financing, and proceeds from the disposition of selective assets through our capital recycling program. However, our ability to obtain new financing or refinance existing borrowings on favorable terms could be impacted by various factors, including the state of economic conditions, the state of the credit and equity markets, significant tenant defaults, a decline in the demand for office properties, a decrease in market rental rates or market values of real estate assets in our submarkets, and the amount of future borrowings. These events could result in the following:

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

Debt Covenants

The revolving credit facility, term loan facility, unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key existing financial covenants and their covenant levels include:

Unsecured Credit Facility and Term Loan Facility (as defined in the applicable Credit Agreements):	Covenant Level	Actual Performance as of December 31, 2013
Total debt to total asset value	less than 60%	35%
Fixed charge coverage ratio	greater than 1.5x	2.3x
Unsecured debt ratio	greater than 1.67x	2.52x
Unencumbered asset pool debt service coverage	greater than 2.0x	3.3x

Unsecured Senior Notes due 2015, 2018, 2020 and 2023 (as defined in the applicable Indentures):
Total debt to total asset value	less than 60%	40%
Interest coverage	greater than 1.5x	4.2x
Secured debt to total asset value	less than 40%	10%
Unencumbered asset pool value to unsecured debt	greater than 150%	266%

The Operating Partnership was in compliance with all its debt covenants as of December 31, 2013. Our current expectation is that the Operating Partnership will continue to meet the requirements of its debt covenants in both the short and long term. However, in the event of an economic slowdown or continued volatility in the credit markets, there is no certainty that the Operating Partnership will be able to continue to satisfy all the covenant requirements.

Consolidated Historical Cash Flow Summary

The following summary discussion of our consolidated historical cash flow is based on the consolidated statements of cash flows in Item 15. “Exhibits and Financial Statement Schedules” and is not meant to be an all-inclusive discussion of the changes in our cash flow for the periods presented below. The cash flow amounts shown below include the activities of discontinued operations. Our historical cash flow activity for the year ended December 31, 2013 as compared to the year ended December 31, 2012 is as follows:

	Year Ended December 31,
	2013	2012	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$240,576	$180,724	$59,852	33.1%
Net cash used in investing activities	(506,520)	(706,506)	199,986	(28.3)%
Net cash provided by financing activities	284,621	537,705	(253,084)	(47.1)%

Operating Activities

Our cash flows from operating activities depend on numerous factors including the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, the level of operating expenses, the impact of property acquisitions and related financing activities, and other general and administrative costs. Our net cash provided by operating activities increased by $59.9 million, or 33.1%, for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily as a result of an increase in cash Net Operating Income generated from our Acquisition Properties. See additional information under the caption “—Results of Operations.”

Investing Activities

Our cash flows used in investing activities is generally used to fund property, development and redevelopment acquisitions, recurring and nonrecurring capital expenditures for our operating properties, and development and redevelopment projects, net of proceeds received from dispositions of operating properties. Our net cash used in investing activities decreased by $200.0 million, or 28.3%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. The net decrease was primarily attributable to the receipt of $228.8 million of restricted cash from escrow during the year ended December 31, 2013 related to proceeds from the sale of our industrial portfolio that was set aside at December 31, 2012 to facilitate Section 1031 Exchanges, a decrease of approximately $252.2 million of cash paid for acquisitions of operating properties, net of cash acquired, as compared to the prior period and a decrease of $242.4 million of net proceeds received from dispositions of operating properties as compared to the prior period. This net decrease was offset by an increase of $236.8 million attributable to the increased expenditures for development and redevelopment properties and undeveloped land.

Financing Activities

Our net cash provided by financing activities is principally impacted by our capital raising activities, net of dividends and distributions paid to common and preferred security holders. Net cash provided by financing activities decreased by $253.1 million, or 47.1%, for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to a decrease in the level of equity raising activities in 2013 compared to the prior year period.

Off-Balance Sheet Arrangements

As of December 31, 2013 and as of the date this report was filed, we did not have any off-balance sheet transactions, arrangements, or obligations, including contingent obligations.

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

The following table presents our FFO for the years ended December 31, 2013, 2012, 2011, 2010 and 2009:

	Year ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Net income available to common stockholders	$30,630	$249,826	$50,819	$4,512	$21,794
Adjustments:
Net income attributable to noncontrolling common units of the Operating Partnership	685	6,187	1,474	178	1,025
Depreciation and amortization of real estate assets	199,558	168,687	135,467	102,898	86,825
Net gain on dispositions of discontinued operations	(12,252)	(259,245)	(51,587)	(949)	(2,485)
Funds From Operations (1)	$218,621	$165,455	$136,173	$106,639	$107,159
_______________________

(1)
Includes amortization of deferred revenue related to tenant-funded tenant improvements of $10.7 million, $9.1 million, $9.3 million, $9.7 million and $9.8 million for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively. Reported amounts are attributable to common stockholders and common unitholders.

The following table presents our weighted average shares of common stock and common units outstanding for the years ended December 31, 2013, 2012, 2011, 2010 and 2009:

	Year Ended December 31,
	2013	2012	2011	2010	2009
Weighted average shares of common stock outstanding	77,343,853	69,639,623	56,717,121	49,497,487	38,705,101
Weighted average common units outstanding	1,822,407	1,763,635	1,720,323	1,723,131	1,731,095
Effect of participating securities – nonvested shares and restricted stock units	1,224,208	1,127,534	924,747	812,865	785,582
Total basic weighted average shares / units outstanding	80,390,468	72,530,792	59,362,191	52,033,483	41,221,778
Effect of dilutive securities – Exchangeable Notes, stock options and contingently issuable shares	1,765,025	1,123,482	187,134	15,708	27,025
Total diluted weighted average shares / units outstanding	82,155,493	73,654,274	59,549,325	52,049,191	41,248,803

Inflation

The majority of the Company’s leases require tenants to pay for recoveries and escalation charges based upon the tenant’s proportionate share of, and/or increases in, real estate taxes and certain operating costs, which reduce the Company’s exposure to increases in operating costs resulting from inflation.

New Accounting Pronouncements

There are currently no recently issued accounting pronouncements that are expected to have a material effect on our financial condition and results of operations in future periods.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk we face is interest rate risk. We mitigate this risk by following established risk management policies and procedures. These policies include maintaining prudent amounts of debt, including a greater amount of fixed-rate debt as compared to variable-rate debt in our portfolio, and may include the periodic use of derivative instruments. As of December 31, 2013 and 2012, we did not have any interest-rate sensitive derivative assets or liabilities.

Information about our changes in interest rate risk exposures from December 31, 2012 to December 31, 2013 is incorporated herein by reference from “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Operating Partnership.”

Market Risk

As of December 31, 2013, approximately 8.9% of our total outstanding debt of $2.2 billion was subject to variable interest rates. The remaining 91.1% bore interest at fixed rates. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes.

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

We generally determine the fair value of our secured debt, revolving credit facility, and unsecured term loan facility by performing discounted cash flow analyses using an appropriate market discount rate. We calculate the market rate by obtaining period-end treasury rates for maturities that correspond to the maturities of our fixed-rate debt and then adding an appropriate credit spread based on information obtained from third-party financial institutions. We calculate the market rate of our revolving credit facility and unsecured term loan facility by obtaining the period-end LIBOR rate and then adding an appropriate credit spread based on information obtained from third-party financial institutions. These credit spreads take into account factors, including but not limited to, our credit profile, the tenure of the debt, amortization period, whether the debt is secured or unsecured, and the loan-to-value ratio of the debt to the collateral. These calculations are significantly affected by the assumptions used, including the discount rate, credit spreads, and estimates of future cash flow. We determine the fair value of the liability component of our 4.25% Exchangeable Notes by performing discounted cash flow analyses using an appropriate market interest rate based upon spreads for our publicly traded debt. We determine the fair value of each of our publicly traded unsecured senior notes based on their quoted trading price at the end of the reporting period. See Note 16 “Fair Value Measurements and Disclosures” in the consolidated financial statements included in this report for additional information on the fair value of our financial assets and liabilities as of December 31, 2013 and December 31, 2012.

As of December 31, 2013, the total outstanding balance of our variable-rate debt was comprised of borrowings on our revolving credit facility of $45.0 million and borrowings on our unsecured term loan facility of $150.0 million, which were indexed to LIBOR plus a spread of 1.450% (weighted average interest rate of 1.62%) and 1.750% (weighted average interest rate of 1.92%), respectively. As of December 31, 2012, the total outstanding balance of our variable-rate debt was comprised of borrowings on our revolving credit facility of $185.0 million and borrowings on our unsecured term loan facility of $150.0 million, which were indexed to LIBOR plus a spread of 1.450% (weighted average interest rate of 1.66%) and 1.750% (weighted average interest rate of 1.97%), respectively. Assuming no changes in the outstanding balance of our existing variable-rate debt as of December 31, 2013, a 100 basis point increase in the LIBOR rate would increase our projected annual interest expense, before the effect of capitalization, by approximately $2.0 million. Comparatively, if interest rates were 100 basis points higher as of December 31, 2012, our projected annual interest expense, before the effect of capitalization, would have been $3.4 million higher.

The total carrying value of our fixed-rate debt, including our 4.25% Exchangeable Notes, was approximately $2.0 billion and $1.7 billion as of December 31, 2013 and December 31, 2012, respectively. The total estimated fair value of our fixed-rate debt was approximately $2.1 billion and $1.9 billion as of December 31, 2013 and December 31, 2012, respectively. For sensitivity purposes, a 100 basis point increase in the discount rate equates to a decrease in the total fair value of our fixed-rate debt of approximately $85.1 million, or 4.0%, as of December 31, 2013. Comparatively, a 100 basis point increase in the discount rate equates to a decrease in the total fair value of our fixed-rate debt of approximately $71.8 million, or 3.8%, as of December 31, 2012.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included at Item 15. “Exhibits and Financial Statement Schedules.”

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2013, the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no significant changes that occurred during the fourth quarter of the most recent year covered by this report in the Company’s internal control over financial reporting identified in connection with the evaluation referenced above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is supported by written policies and procedures and by an appropriate segregation of responsibilities and duties. The Company has used the criteria set forth in the Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess our internal control over financial reporting. Based upon this assessment, management concluded that internal control over financial reporting operated effectively as of December 31, 2013.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited the Company’s financial statements and has issued a report on the effectiveness of the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Kilroy Realty Corporation
Los Angeles, California

We have audited the internal control over financial reporting of Kilroy Realty Corporation (the “Company”) as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2013, of the Company and our report dated February 13, 2014, expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
February 13, 2014

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

As required by SEC Rule 13a-15(b), the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of its general partner, of the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2013, the end of the period covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of its general partner concluded, as of that time, that the Operating Partnership’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no significant changes that occurred during the fourth quarter of the most recent year covered by this report in the Operating Partnership’s internal control over financial reporting identified in connection with the evaluation referenced above that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer of the Operating Partnership’s general partner and effected by the board of directors, management, and other personnel of its general partner to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the consolidated financial statements.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is supported by written policies and procedures and by an appropriate segregation of responsibilities and duties. The Operating Partnership has used the criteria set forth in the Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess our internal control over financial reporting. Based upon this assessment, management concluded that internal control over financial reporting operated effectively as of December 31, 2013.

Deloitte & Touche LLP, the Operating Partnership’s independent registered public accounting firm, has audited the Operating Partnership’s financial statements and has issued a report on the effectiveness of the Operating Partnership’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Kilroy Realty, L.P.
Los Angeles, California

We have audited the internal control over financial reporting of Kilroy Realty L.P. (the “Operating Partnership”) as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Operating Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Operating Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2013, of the Operating Partnership and our report dated February 13, 2014, expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
February 13, 2014

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2014.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2014.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2014.

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
3.(i)2
Certificate of Limited Partnership of Kilroy Realty, L.P. (previously filed by Kilroy Realty, L.P., as an exhibit to the General Form for Registration of Securities on Form 10 as filed with the Securities and Exchange Commission on August 18, 2010)

3.(i)3
Amendment to the Certificate of Limited Partnership of Kilroy Realty, L.P. (previously filed by Kilroy Realty, L.P., as an exhibit to the General Form for Registration of Securities on Form 10 as filed with the Securities and Exchange Commission on August 18, 2010)

3.(i)4
Articles Supplementary designating Kilroy Realty Corporation’s 6.375% Series H Cumulative Redeemable Preferred Stock (previously filed by Kilroy Realty Corporation on Form 8-A as filed with the Securities and Exchange Commission on August 10, 2012)

3.(ii).1
Second Amended and Restated Bylaws of Kilroy Realty Corporation (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2008)

3.(ii).2
Amendment No. 1 to Second Amended and Restated Bylaws of Kilroy Realty Corporation (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 27, 2009)

3.(ii).3
Seventh Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P. dated as of August 15, 2012 (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on August 17, 2012)

Exhibit Number	Description
4.1
Kilroy Realty Corporation Form of Certificate for Common Stock (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553))

4.2
Specimen Certificate for Kilroy Realty Corporation’s 6.875% Series G Cumulative Redeemable Preferred Stock (previously filed by Kilroy Realty Corporation on Form 8-A as filed with the Securities and Exchange Commission on March 22, 2012)

4.3
Specimen Certificate for Kilroy Realty Corporation’s 6.375% Series H Cumulative Redeemable Preferred Stock (previously filed by Kilroy Realty Corporation on Form 8-A as filed with the Securities and Exchange Commission on August 10, 2012)

4.4	Registration Rights Agreement, dated January 31, 1997 (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553))
4.5
Registration Rights Agreement, dated as of October 31, 1997 (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K/A as filed with the Securities and Exchange Commission on December 19, 1997)

4.6	Registration Rights Agreement, dated as of October 6, 2000 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2000)
4.7
The Company is party to agreements in connection with long-term debt obligations, none of which individually exceeds ten percent of the total assets of the Company on a consolidated basis. Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Company agrees to furnish copies of these agreements to the Commission upon request

4.8
Note and Guarantee Agreement, dated August 4, 2004 by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and the purchasers whose names appear in the acceptance form at the end of the Note and Guarantee Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on August 11, 2004)

4.9	Form of 6.45% Series B Guaranteed Senior Note due 2014 (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on August 11, 2004)
4.10
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

4.11
Registration Rights Agreement, dated November 20, 2009, among Kilroy Realty, L.P., Kilroy Realty Corporation, J.P. Morgan Securities Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 25, 2009)

4.12
Form of Certificate for Partnership Units of Kilroy Realty, L.P. (previously filed by Kilroy Realty, L.P., as an exhibit to the General Form for Registration of Securities on Form 10 as filed with the Securities and Exchange Commission on August 18, 2010)

4.13
Indenture, dated May 24, 2010, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, including the form of 6.625% Senior Notes due 2020 and the form of the related guarantee (previously filed by Kilroy Realty Corporation as an exhibit on Form 8−K as filed with the Securities and Exchange Commission on May 25, 2010)

4.14
Registration Rights Agreement, dated May 24, 2010, among Kilroy Realty, L.P., Kilroy Realty Corporation, J.P. Morgan Securities Inc., Banc of America Securities LLC and Barclays Capital Inc. (previously filed by Kilroy Realty Corporation as an exhibit on Form 8−K as filed with the Securities and Exchange Commission on May 25, 2010)

4.15
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

Exhibit Number	Description
4.16
Officers’ Certificate pursuant to Sections 101, 201, 301 and 303 of the Indenture dated March 1, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “4.800% Notes due 2018,” including the form of 4.800% Notes due 2018 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 6, 2011)

4.17	Registration Rights Agreement, dated as of July 31, 2012 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2012)
4.18
Officers’ Certificate pursuant to Sections 101, 201, 301 and 303 of the Indenture dated March 1, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “3.800% Notes due 2023,” including the form of 3.800% Notes due 2023 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 14, 2013)

4.19
Indenture, dated March 1, 2011, by and among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit to the Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on October 2, 2013)

4.20
Supplemental Indenture, dated July 5, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit to the Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on October 2, 2013)

10.1
Pledge Agreement by and among Kilroy Realty, L.P., John B. Kilroy, Sr., John B. Kilroy, Jr. and Kilroy Industries (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553))

10.2†
1997 Stock Option and Incentive Plan of the Registrant and Kilroy Realty, L.P. (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553))

10.3
Lease Agreement, dated January 24, 1989 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase I (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 2 to Form S-11 (No. 333-15553))

10.4
First Amendment to Lease Agreement, dated December 28, 1990 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase I (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 2 to Form S-11 (No. 333-15553))

10.5
Lease Agreement, dated July 17, 1985 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Form S-11 (No. 333-15553))

10.6
Lease Agreement, dated December 30, 1988 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase II (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Form S-11 (No. 333-15553))

10.7
First Amendment to Lease, dated January 24, 1989 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Form S-11 (No. 333-15553))

10.8
Second Amendment to Lease Agreement, dated December 28, 1990 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Form S-11 (No. 333-15553))

10.9
First Amendment to Lease Agreement, dated December 28, 1990 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase II (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Form S-11 (No. 333-15553))

10.10
Third Amendment to Lease Agreement, dated October 10, 1994 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Form S-11 (No. 333-15553))

Exhibit Number	Description
10.11
Development Agreement by and between Kilroy Long Beach Associates and the City of Long Beach (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Form S-11 (No. 333-15553))

10.12
Amendment No. 1 to Development Agreement by and between Kilroy Long Beach Associates and the City of Long Beach (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Form S-11 (No. 333-15553))

10.13†
Noncompetition Agreement by and between the Registrant and John B. Kilroy, Sr. (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553))

10.14†
Noncompetition Agreement by and between the Registrant and John B. Kilroy, Jr. (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553))

10.15
License Agreement by and among the Registrant and the other persons named therein (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 4 to Form S-11 (No. 333-15553))

10.16
Contribution Agreement, dated October 21, 1997 by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and The Allen Group and the Allens (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 21, 1997)

10.17
Amendment to the Contribution Agreement, dated October 14, 1998 by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and The Allen Group and the Allens dated October 21, 1997 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended September 30, 1998)

10.18†
Kilroy Realty 2006 Incentive Award Plan (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 2006)

10.19†	Amendment to Kilroy Realty 2006 Incentive Award Plan (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2006)
10.20†	Second Amendment to Kilroy Realty 2006 Incentive Award Plan (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2007)
10.21†
Third Amendment to Kilroy Realty 2006 Incentive Award Plan (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 27, 2009)

10.22†
Fourth Amendment to Kilroy Realty 2006 Incentive Award Plan (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Form S−8 as filed with the Securities and Exchange Commission on June 11, 2010)

10.23*†	Fifth Amendment to Kilroy Realty 2006 Incentive Award Plan
10.24†	Form of Restricted Stock Award Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 8, 2007)
10.25†	Kilroy Realty Corporation 2007 Deferred Compensation Plan (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2007)
10.26†
Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Tyler H. Rose effective as of January 1, 2007 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2007)

10.27†
Amendment No. 1 to Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Tyler H. Rose effective as of December 31, 2009 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2008)

10.28†
Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Heidi Roth effective as of January 1, 2007 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2007)

10.29†
Amendment No. 1 to Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Heidi Roth effective as of December 31, 2009 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2008)

10.30†	Kilroy Realty Corporation Stock Award Deferral Program (previously filed by Kilroy Realty Corporation as an exhibit to Form 8-K as filed with the Securities and Exchange Commission on January 2, 2008)

Exhibit Number	Description
10.31
Letter confirmation, dated November 16, 2009, among Kilroy Realty, L.P., Kilroy Realty Corporation and JPMorgan Chase Bank, National Association, London Branch (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 25, 2009)

10.32
Letter confirmation, dated November 16, 2009, among Kilroy Realty, L.P., Kilroy Realty Corporation and Bank of America, N.A. (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 25, 2009)

10.33
Letter confirmation, dated November 20, 2009, among Kilroy Realty, L.P., Kilroy Realty Corporation and JPMorgan Chase Bank, National Association, London Branch (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 25, 2009)

10.34
Letter confirmation, dated November 20, 2009, among Kilroy Realty, L.P., Kilroy Realty Corporation and Bank of America, N.A. (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 25, 2009)

10.35†
Form of Indemnification Agreement of Kilroy Realty Corporation with certain officers and directors (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2009)

10.36†
Separation Agreement and Release, dated December 16, 2009 by and between Richard E. Moran Jr., Kilroy Realty, L.P. and Kilroy Realty Corporation (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2009)

10.37
Deed of Trust and Security Agreement, dated January 26, 2010 between Kilroy Realty, L.P. and The Northwestern Mutual Life Insurance Company; related Promissory Note dated January 26, 2010 for $71 million payable to The Northwestern Mutual Life Insurance Company; and related Guarantee of Recourse Obligations dated January 26, 2010 by Kilroy Realty Corporation (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2009)

10.38
Promissory Note, dated January 12, 2011, executed by Kilroy Realty 303, LLC (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 13, 2011)

10.39
Deed of Trust, Security Agreement and Fixture Filing, dated January 12, 2011, executed by Kilroy Realty 303, LLC (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 13, 2011)

10.40
Guaranty, dated January 12, 2011, executed by Kilroy Realty, L.P. (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 13, 2011)

10.41
Unsecured Indemnity Agreement, dated January 12, 2011, executed by Kilroy Realty 303, LLC (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8−K as filed with the Securities and Exchange Commission on January 13, 2011)

10.42
Sales Agreement, dated July 25, 2011, between Kilroy Realty Corporation, Kilroy Realty, L.P. and Barclays Capital Inc. (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 28, 2011)

10.43
Sales Agreement, dated July 25, 2011, between Kilroy Realty Corporation, Kilroy Realty, L.P. and Wells Fargo Securities, LLC (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 28, 2011)

10.44
Sales Agreement, dated July 25, 2011, between Kilroy Realty Corporation, Kilroy Realty, L.P. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 28, 2011)

10.45
Sales Agreement, dated July 25, 2011, between Kilroy Realty Corporation, Kilroy Realty, L.P. and J.P. Morgan Securities LLC (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 28, 2011)

10.46†
Kilroy Realty Corporation Form of Stock Option Grant Notice and Stock Option Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 24, 2012)

Exhibit Number	Description
10.47†
Amended and Restated Employment Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and John B. Kilroy, Jr. (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on April 4, 2012)

10.48†
Noncompetition Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and John B. Kilroy, Jr. (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on April 4, 2012)

10.49	Term Loan Agreement, dated March 29, 2012 (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on April 2, 2012)
10.50	First Amendment to Term Loan Agreement, dated November 28, 2012 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2012)
10.51	Guaranty of Payment of Kilroy Realty Corporation, dated March 29, 2012 (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on April 2, 2012)
10.52	Promissory Note, dated June 28, 2012 (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2012)
10.53
Loan Agreement, dated June 28, 2012, by and between KR MML 12701, LLC and Massachusetts Mutual Life Insurance Company (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2012)

10.54
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Irvine) for 2211 Michelson Drive, Irvine, California, dated June 28, 2012 (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2012)

10.55
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Santa Monica) for 2100-2110 Colorado Avenue, Santa Monica, California, dated June 28, 2012 (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2012)

10.56	Recourse Guaranty Agreement, dated June 28, 2012 (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2012)
10.57	Environmental Indemnification Agreement, dated June 28, 2012 (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2012)
10.58	Amended and Restated Revolving Credit Agreement dated November 28, 2012 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2012)
10.59	Amended and Restated Guaranty of Payment, dated November 28, 2012 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2012)
10.60†
Noncompetition Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Jeffrey C. Hawken (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 10-Q for the quarter ended March 31, 2013)

10.61†
Amended and Restated Employment Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Jeffrey C. Hawken effective as of January 1, 2013 (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on April 5, 2013)

10.62†
Kilroy Realty Corporation 2006 Incentive Award Plan Restricted Stock Unit Agreement by and between Kilroy Realty Corporation and Jeffrey C. Hawken, dated April 4, 2013 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2013)

10.63†
Kilroy Realty Corporation 2006 Incentive Award Plan Restricted Stock Unit Agreement by and between Kilroy Realty Corporation and John Kilroy, Jr., dated March 30, 2012 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2013)

10.64†	Form of Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2013)
10.65†	Form of Stock Award Deferral Program Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2013)
10.66
Amendment to Sales Agreement, dated October 2, 2013, between Kilroy Realty Corporation, Kilroy Realty, L.P. and Barclays Capital Inc. (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 10-Q for the quarter ended September 30, 2013)

Exhibit Number	Description
10.67
Amendment to Sales Agreement, dated October 2, 2013, between Kilroy Realty Corporation, Kilroy Realty, L.P. and Wells Fargo Securities, LLC (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 10-Q for the quarter ended September 30, 2013)

10.68
Amendment to Sales Agreement, dated October 2, 2013, between Kilroy Realty Corporation, Kilroy Realty, L.P. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 10-Q for the quarter ended September 30, 2013)

10.69
Amendment to Sales Agreement, dated October 2, 2013, between Kilroy Realty Corporation, Kilroy Realty, L.P. and J.P. Morgan Securities LLC (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 10-Q for the quarter ended September 30, 2013)

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
101.1
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Capital, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements. (1)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Kilroy Realty Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 13, 2014.

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

Name	Title	Date

/s/ John B. Kilroy, Jr.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 13, 2014
John B. Kilroy, Jr.
/s/ Tyler H. Rose	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 13, 2014
Tyler H. Rose
/s/ Heidi R. Roth	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 13, 2014
Heidi R. Roth
/s/ Edward F. Brennan, Ph.D.	Director	February 13, 2014
Edward F. Brennan, Ph.D.
/s/ William P. Dickey	Director	February 13, 2014
William P. Dickey
/s/ Scott S. Ingraham	Director	February 13, 2014
Scott S. Ingraham
/s/ Dale F. Kinsella	Director	February 13, 2014
Dale F. Kinsella

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Kilroy Realty, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 13, 2014.

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

Name	Title	Date

/s/ John B. Kilroy, Jr.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 13, 2014
John B. Kilroy, Jr.
/s/ Tyler H. Rose	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 13, 2014
Tyler H. Rose
/s/ Heidi R. Roth	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 13, 2014
Heidi R. Roth
/s/ Edward F. Brennan, Ph.D.	Director	February 13, 2014
Edward F. Brennan, Ph.D.
/s/ William P. Dickey	Director	February 13, 2014
William P. Dickey
/s/ Scott S. Ingraham	Director	February 13, 2014
Scott S. Ingraham
/s/ Dale F. Kinsella	Director	February 13, 2014
Dale F. Kinsella

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2013 AND 2012
AND FOR THE THREE YEARS ENDED DECEMBER 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Kilroy Realty Corporation
Los Angeles, California

We have audited the accompanying consolidated balance sheets of Kilroy Realty Corporation (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2014, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
February 13, 2014

KILROY REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2013	December 31, 2012
ASSETS
REAL ESTATE ASSETS (Notes 3 and 17):
Land and improvements	$657,491	$612,714
Buildings and improvements	3,590,699	3,335,026
Undeveloped land and construction in progress	1,016,757	809,654
Total real estate held for investment	5,264,947	4,757,394
Accumulated depreciation and amortization	(818,957)	(756,515)
Total real estate held for investment, net ($234,532 and $319,770 of VIE, Note 2)	4,445,990	4,000,879
REAL ESTATE ASSETS AND OTHER ASSETS HELD FOR SALE, NET (Note 17)	213,100	—
CASH AND CASH EQUIVALENTS	35,377	16,700
RESTRICTED CASH (Note 17)	49,780	247,544
MARKETABLE SECURITIES (Notes 13 and 16)	10,008	7,435
CURRENT RECEIVABLES, NET (Note 5)	10,743	9,220
DEFERRED RENT RECEIVABLES, NET (Note 5)	127,123	115,418
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Notes 3 and 4)	186,622	189,968
DEFERRED FINANCING COSTS, NET (Notes 2 and 7)	16,502	18,971
PREPAID EXPENSES AND OTHER ASSETS, NET	15,783	9,949
TOTAL ASSETS	$5,111,028	$4,616,084
LIABILITIES AND EQUITY
LIABILITIES:
Secured debt (Notes 3, 6, 7 and 16)	$560,434	$561,096
Exchangeable senior notes, net (Notes 6, 7 and 16)	168,372	163,944
Unsecured debt, net (Notes 6, 7 and 16)	1,431,132	1,130,895
Unsecured line of credit (Notes 6, 7 and 16)	45,000	185,000
Accounts payable, accrued expenses and other liabilities (Note 15)	198,467	154,734
Accrued distributions (Note 10)	31,490	28,924
Deferred revenue and acquisition-related intangible liabilities, net (Notes 3, 4 and 8)	101,286	117,904
Rents received in advance and tenant security deposits	44,240	37,654
Liabilities and deferred revenue of real estate assets held for sale (Note 17)	14,447	—
Total liabilities	2,594,868	2,380,151
COMMITMENTS AND CONTINGENCIES (Note 15)
EQUITY (Notes 9 and 10):
Stockholders’ Equity:
Preferred Stock, $.01 par value, 30,000,000 shares authorized,
6.875% Series G Cumulative Redeemable Preferred stock, $.01 par value, 4,600,000 shares authorized, 4,000,000 shares issued and outstanding ($100,000 liquidation preference)	96,155	96,155
6.375% Series H Cumulative Redeemable Preferred stock, $.01 par value, 4,000,000 shares authorized, issued and outstanding ($100,000 liquidation preference)	96,256	96,256
Common stock, $.01 par value, 150,000,000 shares authorized, 82,153,944 and 74,926,981 shares issued and outstanding, respectively	822	749
Additional paid-in capital	2,478,975	2,126,005
Distributions in excess of earnings	(210,896)	(129,535)
Total stockholders’ equity	2,461,312	2,189,630
Noncontrolling Interests:
Common units of the Operating Partnership	49,963	46,303
Noncontrolling interest in consolidated subsidiary (Note 3)	4,885	—
Total noncontrolling interests	54,848	46,303
Total equity	2,516,160	2,235,933
TOTAL LIABILITIES AND EQUITY	$5,111,028	$4,616,084

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2013	2012	2011
REVENUES:
Rental income	$419,189	$349,613	$287,078
Tenant reimbursements	38,313	29,889	20,957
Other property income (Note 15)	7,596	1,498	2,389
Total revenues	465,098	381,000	310,424
EXPENSES:
Property expenses	96,606	76,219	63,722
Real estate taxes	40,156	32,323	26,981
Provision for bad debts	404	153	695
Ground leases (Note 4 and 15)	3,504	3,168	1,565
General and administrative expenses	39,660	36,188	28,148
Acquisition-related expenses	1,962	4,937	4,053
Depreciation and amortization (Notes 2 and 4)	192,734	153,251	115,630
Total expenses	375,026	306,239	240,794
OTHER (EXPENSES) INCOME:
Interest income and other net investment gains (Note 16)	1,635	848	571
Interest expense (Note 7)	(75,870)	(79,114)	(85,785)
Total other (expenses) income	(74,235)	(78,266)	(85,214)
INCOME (LOSS) FROM CONTINUING OPERATIONS	15,837	(3,505)	(15,584)
DISCONTINUED OPERATIONS (Note 17)
Income from discontinued operations	16,476	21,361	31,486
Net gain on dispositions of discontinued operations	12,252	259,245	51,587
Total income from discontinued operations	28,728	280,606	83,073
NET INCOME	44,565	277,101	67,489
Net income attributable to noncontrolling common units of the Operating Partnership	(685)	(6,187)	(1,474)
NET INCOME ATTRIBUTABLE TO KILROY REALTY CORPORATION	43,880	270,914	66,015
PREFERRED DISTRIBUTIONS AND DIVIDENDS:
Distributions to noncontrolling cumulative redeemable preferred units of the Operating Partnership (Note 9)	—	(3,541)	(5,588)
Preferred dividends (Note 10)	(13,250)	(10,567)	(9,608)
Original issuance costs of redeemed preferred stock and preferred units (Notes 9 and 11)	—	(6,980)	—
Total preferred distributions and dividends	(13,250)	(21,088)	(15,196)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$30,630	$249,826	$50,819
Income (loss) from continuing operations available to common stockholders per share of common stock – basic (Note 18)	$0.01	$(0.37)	$(0.55)
Income (loss) from continuing operations available to common stockholders per share of common stock – diluted (Note 18)	$0.01	$(0.37)	$(0.55)
Net income available to common stockholders per share – basic (Note 18)	$0.37	$3.56	$0.87
Net income available to common stockholders per share – diluted (Note 18)	$0.36	$3.56	$0.87
Weighted average shares of common stock outstanding – basic (Note 18)	77,343,853	69,639,623	56,717,121
Weighted average shares of common stock outstanding – diluted (Note 18)	79,108,878	69,639,623	56,717,121

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share/unit data)

	Preferred Stock	Common Stock				Total Stock- holders’ Equity	Noncontrolling Interest	Total Equity
		Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AT DECEMBER 31, 2010	$121,582	52,349,670	$523	$1,211,498	$(247,252)	$1,086,351	$31,379	$1,117,730
Net income					66,015	66,015	1,474	67,489
Issuance of common stock		6,392,805	64	233,248		233,312		233,312
Issuance of share-based compensation awards		68,727	1	2,738		2,739		2,739
Noncash amortization of share-based compensation				5,588		5,588		5,588
Repurchase of common stock and restricted stock units		(11,485)		(1,152)		(1,152)		(1,152)
Exercise of stock options		15,000		395		395		395
Exchange of common units of the Operating Partnership		5,000		91		91	(91)	—
Adjustment for noncontrolling interest in the Operating Partnership				(3,409)		(3,409)	3,409	—
Preferred dividends and distributions					(15,196)	(15,196)		(15,196)
Dividends declared per share of common stock and common unit ($1.40 per share/unit)					(81,017)	(81,017)	(2,406)	(83,423)
BALANCE AT DECEMBER 31, 2011	121,582	58,819,717	588	1,448,997	(277,450)	1,293,717	33,765	1,327,482
Net income					270,914	270,914	6,187	277,101
Issuance of Series G and Series H Preferred stock	192,411					192,411		192,411
Redemption of Series E and Series F Preferred Stock	(121,582)				(4,918)	(126,500)		(126,500)
Redemption of Series A Preferred units					(2,062)	(2,062)		(2,062)
Issuance of common stock		16,024,618	161	671,941		672,102		672,102
Issuance of share-based compensation awards		62,137		1,291		1,291		1,291
Noncash amortization of share-based compensation				8,537		8,537		8,537
Repurchase of common stock and restricted stock units		(22,312)		(877)		(877)		(877)
Settlement of restricted stock units for shares of common stock		27,821		(784)		(784)		(784)
Exercise of stock options		5,000		129		129		129
Issuance of common units in connection with an operating property acquisition							5,604	5,604
Exchange of common units of the Operating Partnership		10,000		231		231	(231)	—
Adjustment for noncontrolling interest in the Operating Partnership				(3,460)		(3,460)	3,460	—
Preferred dividends and distributions					(14,108)	(14,108)		(14,108)
Dividends declared per share of common stock and common unit ($1.40 per share/unit)					(101,911)	(101,911)	(2,482)	(104,393)
BALANCE AS OF DECEMBER 31, 2012	192,411	74,926,981	749	2,126,005	(129,535)	2,189,630	46,303	2,235,933
Net income					43,880	43,880	685	44,565
Issuance of common stock (Note 10)		7,215,838	72	349,879		349,951		349,951
Issuance of share-based compensation awards (Note 12)				1,448		1,448		1,448
Noncash amortization of share-based compensation (Note 12)				9,563		9,563		9,563
Repurchase of common stock and restricted stock units (Note 12)		(42,896)		(2,521)		(2,521)		(2,521)
Settlement of restricted stock units for shares of common stock ( Note 12)		37,245	1	—		1		1
Exercise of stock options		473		128		128		128
Exchange of common units of the Operating Partnership		16,303		450		450	(450)	—
Adjustment for noncontrolling interest in the Operating Partnership (Note 2)				(5,977)		(5,977)	5,977	—
Contribution by noncontrolling interest in consolidated subsidiary (Note 3)							4,885	4,885
Preferred dividends and distributions					(13,250)	(13,250)		(13,250)
Dividends declared per share of common stock and common unit ($1.40 per share/unit)					(111,991)	(111,991)	(2,552)	(114,543)
BALANCE AS OF DECEMBER 31, 2013	$192,411	82,153,944	$822	$2,478,975	$(210,896)	$2,461,312	$54,848	$2,516,160
See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$44,565	$277,101	$67,489
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of buildings and improvements and leasing costs	199,558	168,687	135,467
Increase (decrease) in provision for bad debts	396	(42)	644
Depreciation of furniture, fixtures and equipment	1,929	1,213	1,130
Noncash amortization of share-based compensation awards (Note 12)	8,616	7,670	4,482
Noncash amortization of deferred financing costs and net debt discounts	5,315	8,433	13,540
Noncash amortization of net (below)/above market rents (Note 4)	(7,777)	(6,699)	1,056
Net gain on dispositions of discontinued operations (Note 17)	(12,252)	(259,245)	(51,587)
Noncash amortization of deferred revenue related to tenant-funded tenant improvements (Note 8)	(10,713)	(9,136)	(9,349)
Straight-line rents	(24,135)	(21,530)	(21,331)
Net change in other operating assets	(4,615)	(1,297)	(5,434)
Net change in other operating liabilities	40,137	17,320	2,779
Insurance proceeds received for property damage and other, net	(448)	(1,751)	(630)
Net cash provided by operating activities	240,576	180,724	138,256
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for acquisitions of operating properties, net of cash acquired (Note 3)	(202,682)	(454,841)	(603,301)
Expenditures for acquisitions of development and redevelopment properties (Note 3)	(102,769)	(333,942)	—
Expenditures for operating properties	(129,873)	(86,377)	(62,739)
Expenditures for development and redevelopment properties and undeveloped land	(320,141)	(83,310)	(28,517)
Net proceeds received from dispositions of operating properties (Note 17)	21,178	263,572	64,171
Insurance proceeds received for property damage	448	1,751	—
(Increase) decrease in acquisition-related deposits	(2,596)	5,000	(5,000)
Decrease (increase) in restricted cash (Note 3)	229,915	(18,359)	1,103
Net cash used in investing activities	(506,520)	(706,506)	(634,283)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock (Note 10)	349,951	672,102	233,312
Net proceeds from issuance of Series G and Series H preferred stock (Note 10)	—	192,411	—
Redemption of Series E and Series F preferred stock (Note 10)	—	(126,500)	—
Redemption of Series A preferred units (Note 9)	—	(75,000)	—
Borrowings on unsecured line of credit	55,000	704,000	550,000
Repayments on unsecured line of credit	(195,000)	(701,000)	(527,000)
Proceeds from the issuance of secured debt (Note 7)	—	97,000	135,000
Principal payments on secured debt	(93,688)	(106,262)	(127,665)
Proceeds from the issuance of unsecured debt (Note 7)	299,901	150,000	324,476
Repayments of exchangeable senior notes (Note 7)	—	(148,000)	—
Financing costs	(4,384)	(7,963)	(9,060)
Decrease in loan deposits and other	—	—	2,859
Repurchase of common stock and restricted stock units	(2,520)	(1,661)	(1,152)
Proceeds from exercise of stock options	128	129	395
Dividends and distributions paid to common stockholders and common unitholders	(111,517)	(97,386)	(80,005)
Dividends and distributions paid to preferred stockholders and preferred unitholders	(13,250)	(14,165)	(15,196)
Net cash provided by financing activities	284,621	537,705	485,964
Net increase (decrease) in cash and cash equivalents	18,677	11,923	(10,063)
Cash and cash equivalents, beginning of year	16,700	4,777	14,840
Cash and cash equivalents, end of year	$35,377	$16,700	$4,777

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(in thousands)

	Year Ended December 31,
	2013	2012	2011
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $32,742, $17,657, and $7,615 as of December 31, 2013, 2012 and 2011, respectively	$65,157	$71,633	$68,280
NONCASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$73,482	$54,198	$14,301
Tenant improvements funded directly by tenants	$7,633	$17,719	$3,288
Assumption of secured debt in connection with property acquisitions (Notes 3 and 7)	$95,496	$221,032	$30,042
Assumption of other assets and liabilities in connection with operating and development property acquisitions, net (Note 3)	$1,811	$37,535	$4,515
Contribution of land, net of related liabilities, by noncontrolling interest to consolidated subsidiary (Note 3)	$4,885	$—	$—
NONCASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders (Note 10)	$29,392	$26,863	$21,188
Accrual of dividends and distributions payable to preferred stockholders and preferred unitholders (Note 10)	$1,694	$1,694	$1,909
Grant date fair value of share-based compensation awards (Note 12)	$10,721	$31,396	$7,797
Issuance of common units in the Operating Partnership in connection with an operating property acquisition (Note 3)	$—	$5,604	$—
Exchange of common units of the Operating Partnership into shares of the Company’s common stock (Note 10)	$450	$231	$91

See accompanying notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Kilroy Realty, L.P.
Kilroy Realty, L.P.
Los Angeles, California

We have audited the accompanying consolidated balance sheets of Kilroy Realty, L.P. (the “Operating Partnership”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, capital, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Operating Partnership’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2014, expressed an unqualified opinion on the Operating Partnership’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
February 13, 2014

KILROY REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	December 31, 2013	December 31, 2012
ASSETS
REAL ESTATE ASSETS (Notes 3 and 17):
Land and improvements	$657,491	$612,714
Buildings and improvements	3,590,699	3,335,026
Undeveloped land and construction in progress	1,016,757	809,654
Total real estate held for investment	5,264,947	4,757,394
Accumulated depreciation and amortization	(818,957)	(756,515)
Total real estate held for investment, net ($234,532 and $319,770 of VIE, Note 2)	4,445,990	4,000,879

REAL ESTATE ASSETS AND OTHER ASSETS HELD FOR SALE, NET (Note 17)	213,100	—
CASH AND CASH EQUIVALENTS	35,377	16,700
RESTRICTED CASH (Note 17)	49,780	247,544
MARKETABLE SECURITIES (Notes 13 and 16)	10,008	7,435
CURRENT RECEIVABLES, NET (Note 5)	10,743	9,220
DEFERRED RENT RECEIVABLES, NET (Note 5)	127,123	115,418
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Notes 3 and 4)	186,622	189,968
DEFERRED FINANCING COSTS, NET (Notes 2 and 7)	16,502	18,971
PREPAID EXPENSES AND OTHER ASSETS, NET	15,783	9,949
TOTAL ASSETS	$5,111,028	$4,616,084
LIABILITIES AND CAPITAL
LIABILITIES:
Secured debt (Notes 3, 6, 7 and 16)	$560,434	$561,096
Exchangeable senior notes, net (Notes 6, 7 and 16)	168,372	163,944
Unsecured debt, net (Notes 6, 7 and 16)	1,431,132	1,130,895
Unsecured line of credit (Notes 6, 7 and 16)	45,000	185,000
Accounts payable, accrued expenses and other liabilities (Note 15)	198,467	154,734
Accrued distributions (Note 11)	31,490	28,924
Deferred revenue and acquisition-related intangible liabilities, net (Notes 3, 4 and 8)	101,286	117,904
Rents received in advance and tenant security deposits	44,240	37,654
Liabilities and deferred revenue of real estate assets held for sale (Note 17)	14,447	—
Total liabilities	2,594,868	2,380,151
COMMITMENTS AND CONTINGENCIES (Note 15)
CAPITAL (Notes 9 and 11):
Partners’ Capital:
6.875% Series G Cumulative Redeemable Preferred units, 4,000,000 units issued and outstanding ($100,000 liquidation preference)	96,155	96,155
6.375% Series H Cumulative Redeemable Preferred units, 4,000,000 units issued and outstanding ($100,000 liquidation preference)	96,256	96,256
Common units, 82,153,944 and 74,926,981 held by the general partner and 1,805,200 and 1,826,503 held by common limited partners issued and outstanding, respectively	2,315,361	2,040,243
Total Partners’ Capital	2,507,772	2,232,654
Noncontrolling interests in consolidated subsidiaries (Note 3)	8,388	3,279
Total capital	2,516,160	2,235,933
TOTAL LIABILITIES AND CAPITAL	$5,111,028	$4,616,084

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit and per unit data)

	Year Ended December 31,
	2013	2012	2011
REVENUES:
Rental income	$419,189	$349,613	$287,078
Tenant reimbursements	38,313	29,889	20,957
Other property income (Note 15)	7,596	1,498	2,389
Total revenues	465,098	381,000	310,424
EXPENSES:
Property expenses	96,606	76,219	63,722
Real estate taxes	40,156	32,323	26,981
Provision for bad debts	404	153	695
Ground leases (Notes 4 and 15)	3,504	3,168	1,565
General and administrative expenses	39,660	36,188	28,148
Acquisition-related expenses	1,962	4,937	4,053
Depreciation and amortization (Notes 2 and 4)	192,734	153,251	115,630
Total expenses	375,026	306,239	240,794
OTHER (EXPENSES) INCOME:
Interest income and other net investment gains (Note 16)	1,635	848	571
Interest expense (Note 7)	(75,870)	(79,114)	(85,785)
Total other (expenses) income	(74,235)	(78,266)	(85,214)
INCOME (LOSS) FROM CONTINUING OPERATIONS	15,837	(3,505)	(15,584)
DISCONTINUED OPERATIONS (Note 17)
Income from discontinued operations	16,476	21,361	31,486
Net gain on dispositions of discontinued operations	12,252	259,245	51,587
Total income from discontinued operations	28,728	280,606	83,073
NET INCOME	44,565	277,101	67,489
Net income attributable to noncontrolling interests in consolidated subsidiaries	(224)	(638)	(529)
NET INCOME ATTRIBUTABLE TO KILROY REALTY, L.P.	44,341	276,463	66,960
Preferred distributions (Note 11)	(13,250)	(14,108)	(15,196)
Original issuance costs of redeemed preferred units (Notes 9 and 11)	—	(6,980)	—
Total preferred distributions	(13,250)	(21,088)	(15,196)
NET INCOME AVAILABLE TO COMMON UNITHOLDERS	$31,091	$255,375	$51,764
Income (loss) from continuing operations available to common unitholders per unit – basic (Note 19)	$0.01	$(0.37)	$(0.56)
Income (loss) from continuing operations available to common unitholders per unit – diluted (Note 19)	$0.01	$(0.37)	$(0.56)
Net income available to common unitholders per unit – basic (Note 19)	$0.37	$3.56	$0.86
Net income available to common unitholders per unit – diluted (Note 19)	$0.36	$3.56	$0.86
Weighted average common units outstanding – basic (Note 19)	79,166,260	71,403,258	58,437,444
Weighted average common units outstanding – diluted (Note 19)	80,931,285	71,403,258	58,437,444

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(in thousands, except unit and per unit data)

	Partners’ Capital			Total Partners’ Capital	Noncontrolling Interests in Consolidated Subsidiaries
	Preferred Units	Number of Common Units	Common Units			Total Capital
BALANCE AS OF DECEMBER 31, 2010	$121,582	54,072,801	$994,511	$1,116,093	$1,637	$1,117,730
Net income			66,960	66,960	529	67,489
Issuance of common units		6,392,805	233,312	233,312		233,312
Issuance of share-based compensation awards		68,727	2,739	2,739		2,739
Noncash amortization of share-based compensation			5,588	5,588		5,588
Repurchase of common units and restricted stock units		(11,485)	(1,152)	(1,152)		(1,152)
Exercise of stock options		15,000	395	395		395
Other			(475)	(475)	475	––
Preferred distributions			(15,196)	(15,196)		(15,196)
Distributions declared per common unit ($1.40 per unit)			(83,423)	(83,423)		(83,423)
BALANCE AS OF DECEMBER 31, 2011	121,582	60,537,848	1,203,259	1,324,841	2,641	1,327,482
Net income			276,463	276,463	638	277,101
Issuance of Series G and Series H Preferred units	192,411			192,411		192,411
Redemption of Series E and Series F Preferred units	(121,582)		(4,918)	(126,500)		(126,500)
Redemption of Series A Preferred units			(2,062)	(2,062)		(2,062)
Issuance of common units		16,024,618	672,102	672,102		672,102
Issuance of common units in connection with an operating property acquisition		118,372	5,604	5,604		5,604
Issuance of share-based compensation awards		62,137	1,291	1,291		1,291
Noncash amortization of share-based compensation			8,537	8,537		8,537
Repurchase of common units and restricted stock units		(22,312)	(877)	(877)		(877)
Settlement of restricted stock units		27,821	(784)	(784)		(784)
Exercise of stock options		5,000	129	129		129
Preferred distributions			(14,108)	(14,108)		(14,108)
Distributions declared per common unit ($1.40 per unit)			(104,393)	(104,393)		(104,393)
BALANCE AS OF DECEMBER 31, 2012	192,411	76,753,484	2,040,243	2,232,654	3,279	2,235,933
Net income			44,341	44,341	224	44,565
Issuance of common units (Note 11)		7,210,838	349,951	349,951		349,951
Issuance of share-based compensation awards (Note 12)		—	1,448	1,448		1,448
Noncash amortization of share-based compensation (Note 12)			9,563	9,563		9,563
Repurchase of common units and restricted stock units (Note 12)		(42,896)	(2,521)	(2,521)		(2,521)
Settlement of restricted stock units (Note 12)		37,245	1	1		1
Exercise of stock options		473	128	128		128
Contribution by noncontrolling interest in consolidated subsidiary (Note 3)					4,885	4,885
Preferred distributions			(13,250)	(13,250)		(13,250)
Distributions declared per common unit ($1.40 per unit)			(114,543)	(114,543)		(114,543)
BALANCE AS OF DECEMBER 31, 2013	$192,411	83,959,144	$2,315,361	$2,507,772	$8,388	$2,516,160
See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$44,565	$277,101	$67,489
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of buildings and improvements and leasing costs	199,558	168,687	135,467
Increase (decrease) in provision for bad debts	396	(42)	644
Depreciation of furniture, fixtures and equipment	1,929	1,213	1,130
Noncash amortization of share-based compensation awards (Note 12)	8,616	7,670	4,482
Noncash amortization of deferred financing costs and net debt discounts	5,315	8,433	13,540
Noncash amortization of net (below)/above market rents (Note 4)	(7,777)	(6,699)	1,056
Net gain on dispositions of discontinued operations (Note 17)	(12,252)	(259,245)	(51,587)
Noncash amortization of deferred revenue related to tenant-funded tenant improvements (Note 8)	(10,713)	(9,136)	(9,349)
Straight-line rents	(24,135)	(21,530)	(21,331)
Net change in other operating assets	(4,615)	(1,297)	(5,434)
Net change in other operating liabilities	40,137	17,320	2,779
Insurance proceeds received for property damage and other, net	(448)	(1,751)	(630)
Net cash provided by operating activities	240,576	180,724	138,256
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for acquisitions of operating properties, net of cash acquired (Note 3)	(202,682)	(454,841)	(603,301)
Expenditures for acquisitions of development and redevelopment properties (Note 3)	(102,769)	(333,942)	—
Expenditures for operating properties	(129,873)	(86,377)	(62,739)
Expenditures for development and redevelopment properties and undeveloped land	(320,141)	(83,310)	(28,517)
Net proceeds received from dispositions of operating properties (Note 17)	21,178	263,572	64,171
Insurance proceeds received for property damage	448	1,751	—
(Increase) decrease in acquisition-related deposits	(2,596)	5,000	(5,000)
Decrease (increase) in restricted cash (Note 3)	229,915	(18,359)	1,103
Net cash used in investing activities	(506,520)	(706,506)	(634,283)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common units (Note 11)	349,951	672,102	233,312
Net proceeds from issuance of Series G and Series H preferred units (Note 11)	—	192,411	—
Redemption of Series E and Series F preferred units (Note 11)	—	(126,500)	—
Redemption of Series A preferred units (Note 9)	—	(75,000)	—
Borrowings on unsecured line of credit	55,000	704,000	550,000
Repayments on unsecured line of credit	(195,000)	(701,000)	(527,000)
Proceeds from the issuance of secured debt (Note 7)	—	97,000	135,000
Principal payments on secured debt	(93,688)	(106,262)	(127,665)
Proceeds from the issuance of unsecured debt (Note 7)	299,901	150,000	324,476
Repayments of exchangeable senior notes (Note 7)	—	(148,000)	—
Financing costs	(4,384)	(7,963)	(9,060)
Decrease in loan deposits and other	—	—	2,859
Repurchase/redemption of common units and restricted stock units	(2,520)	(1,661)	(1,152)
Proceeds from exercise of stock options	128	129	395
Distributions paid to common unitholders	(111,517)	(97,386)	(80,005)
Distributions paid to preferred unitholders	(13,250)	(14,165)	(15,196)
Net cash provided by financing activities	284,621	537,705	485,964
Net increase (decrease) in cash and cash equivalents	18,677	11,923	(10,063)
Cash and cash equivalents, beginning of year	16,700	4,777	14,840
Cash and cash equivalents, end of year	$35,377	$16,700	$4,777

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(in thousands)

	Year Ended December 31,
	2013	2012	2011
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $32,742, $17,657, and $7,615 as of December 31, 2013, 2012 and 2011, respectively	$65,157	$71,633	$68,280
NONCASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$73,482	$54,198	$14,301
Tenant improvements funded directly by tenants	$7,633	$17,719	$3,288
Assumption of secured debt in connection with property acquisition (Notes 3 and 7)	$95,496	$221,032	$30,042
Assumption of other assets and liabilities in connection with operating and development property acquisitions, net (Note 3)	$1,811	$37,535	$4,515
Contribution of land, net of related liabilities, by noncontrolling interest to consolidated subsidiary (Note 3)	$4,885	$—	$—
NONCASH FINANCING TRANSACTIONS:
Accrual of distributions payable to common unitholders (Note 11)	$29,392	$26,863	$21,188
Accrual of distributions payable to preferred unitholders (Note 11)	$1,694	$1,694	$1,909
Grant date fair value of share-based compensation awards (Note 12)	$10,721	$31,396	$7,797
Issuance of common units in connection with an operating property acquisition (Note 3)	$—	$5,604	$—

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2013

1.	Organization and Ownership

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

Our stabilized portfolio of operating properties was comprised of the following office properties at December 31, 2013:

	Number of Buildings	Rentable Square Feet (unaudited)	Number of Tenants	Percentage Occupied (unaudited)
Stabilized Office Properties (1)	105	12,736,099	514	93.4%
______________

(1)
Excludes 12 properties located in San Diego, California that were held for sale at December 31, 2013 (see Note 17 “Discontinued Operations” for additional information). The sale of these properties closed on January 9, 2014 (see Note 23 “Subsequent Events” for additional information).

Our stabilized portfolio includes all of our properties with the exception of properties held for sale, undeveloped land, development and redevelopment properties currently under construction or committed for construction, and “lease-up” properties. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We define “lease-up” properties as properties we recently developed or redeveloped that have not yet reached 95% occupancy and are within one year following cessation of major construction activities. During the fourth quarter of 2013, we completed one development property in San Francisco, California and stabilized a redevelopment property in Long Beach, California. As a result, these properties are included in our stabilized portfolio as of December 31, 2013.

As of December 31, 2013, the following properties were excluded from our stabilized portfolio:

	Number of Properties	Estimated Rentable Square Feet (unaudited)
Properties Held for Sale (1)	12	1,049,035
Development properties under construction (2)	6	2,538,000
Lease-up properties	1	410,000
_______________

(1)	Includes 12 properties located in San Diego, California. The sale of these properties closed on January 9, 2014 (see Note 23 “Subsequent Events” for additional information).
(2)    Estimated rentable square feet upon completion.

As of December 31, 2013, all of our properties and development and redevelopment projects and all of our business was conducted in the state of California with the exception of twelve office properties located in the state of Washington. All of our properties and development and redevelopment projects are 100% owned, excluding a development project owned by Redwood City Partners, LLC, a consolidated subsidiary created on June 27, 2013 (see Note 3 “Acquisitions” for additional information) and certain properties held in Section 1031 Exchanges, which have been consolidated for financial reporting purposes (see Note 2 “Basis of Presentation and Significant Accounting Policies” for additional information).

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2013, the Company owned a 97.8% common general partnership interest in the Operating Partnership. The remaining 2.2% common limited partnership interest in the Operating Partnership as of December 31, 2013 was owned by non-affiliated investors and certain of our executive officers and directors (see Note 9 “Noncontrolling Interests on the Company’s Consolidated Financial Statements” for additional information). Both the general and limited common partnership interests in the Operating Partnership are denominated in common units. The number of common units held by the Company is at all times equivalent to the number of outstanding shares of the Company’s common stock, and the rights of all the common units to quarterly distributions and payments in liquidation mirror those of the Company’s common stockholders. The common limited partners have certain redemption rights as provided in the Operating Partnership’s Seventh Amended and Restated Agreement of Limited Partnership (as amended, the “Partnership Agreement.” See Note 9 “Noncontrolling Interests on the Company’s Consolidated Financial Statements” for additional information).

Kilroy Realty Finance, Inc., which is a wholly owned subsidiary of the Company, is the sole general partner of the Finance Partnership and owns a 1.0% common general partnership interest in the Finance Partnership. The Operating Partnership owns the remaining 99.0% common limited partnership interest. Kilroy Services, LLC (“KSLLC”), which is a wholly owned subsidiary of the Operating Partnership, is the entity through which we conduct substantially all of our development activities. With the exception of the Operating Partnership and Redwood City Partners, LLC (see Note 3 “Acquisitions” and Note 9 “Noncontrolling Interests on the Company’s Consolidated Financial Statements” for additional information), all of our subsidiaries are wholly owned.

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company include the consolidated financial position and results of operations of the Company, the Operating Partnership, the Finance Partnership, KSLLC, Redwood City Partners, LLC and all of our wholly owned and controlled subsidiaries. The consolidated financial statements of the Operating Partnership include the consolidated financial position and results of operations of the Operating Partnership, the Finance Partnership, KSLLC, Redwood City Partners, LLC and all wholly owned and controlled subsidiaries of the Operating Partnership. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

If the requirements for consolidation are not met, the Company would account for investments under the equity method of accounting if we have the ability to exercise significant influence over the entity. Equity method investments would be initially recorded at cost and subsequently adjusted for our share of net income or loss and cash contributions and distributions each period. The Company did not have any equity method investments at December 31, 2013 or December 31, 2012.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2013, the consolidated financial statements of the Company and the Operating Partnership included four VIEs, in which we were deemed to be the primary beneficiary. One of the VIEs was established during the second quarter of 2013 as a result of an acquisition (see Note 3 “Acquisitions” for additional information regarding the Redwood City, California acquisition) and the remaining VIEs were established during the third and fourth quarter of 2013 to facilitate a potential like-kind exchange pursuant to Section 1031 of the Code (“Section 1031 Exchanges”) to defer taxable gains on dispositions for federal and state income tax purposes. To realize the tax deferral available under a Section 1031 Exchange, the Company must complete the Section 1031 Exchanges, if any, and complete the sale of the to-be-exchanged properties within 180 days of the acquisition date (see Note 3 “Acquisitions” for additional information). The VIEs established during the third and fourth quarter of 2013 will be terminated upon the completion of the Section 1031 Exchanges or the expiration of the 180 day period, as applicable. The impact of consolidating the VIEs increased the Company’s total assets, liabilities and noncontrolling interests by approximately $251.8 million (of which $234.5 million is related to real estate held for investment on our consolidated balance sheet), $12.1 million and $4.9 million, respectively, at December 31, 2013. In February 2014, we successfully completed one of the Section 1031 Exchanges.

As of December 31, 2012, the consolidated financial statements of the Company and the Operating Partnership included two VIEs, in which we were deemed to be the primary beneficiary. The VIEs were established during 2012 to facilitate potential Section 1031 Exchanges to defer taxable gains on dispositions for federal and state income tax purposes. The impact of consolidating the VIEs increased the Company’s total assets and liabilities by approximately $337.0 million (of which $319.8 million is related to real estate held for investment on our consolidated balance sheet) and $111.1 million, respectively, at December 31, 2012. The Section 1031 Exchanges were completed in March 2013 and these entities were no longer VIEs at December 31, 2013.

Significant Accounting Policies

Acquisitions

We record the acquired tangible and intangible assets and assumed liabilities of acquisitions of operating properties and development and redevelopment opportunities that meet the accounting criteria to be accounted for as business combinations at fair value at the acquisition date. The acquired assets and assumed liabilities for an acquisition generally include but are not limited to (i) land and improvements, buildings and improvements, undeveloped land and construction in progress and (ii) identified tangible and intangible assets and liabilities associated with in-place leases, including tenant improvements, leasing costs, value of above-market and below-market operating leases and ground leases, acquired in-place lease values and tenant relationships, if any. Any debt assumed and equity (including common units of the Operating Partnership) issued in connection with a property acquisition is recorded at fair value on the date of acquisition.

The fair value of land and improvements is derived from comparable sales of land and improvements within the same submarket and/or region. The fair value of buildings and improvements, tenant improvements and leasing costs considers the value of the property as if it was vacant as well as current replacement costs and other relevant market rate information.

The fair value of the above-market or below-market component of an acquired in-place operating lease is based upon the present value (calculated using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining non-cancellable lease term and (ii) our estimate of the rents that would be paid using fair market rental rates and rent escalations at the date of acquisition measured over the remaining non-cancellable term of the lease for above-market operating leases and the initial non-cancellable term plus the term of any below-market fixed rate renewal options, if applicable, for below-market operating leases. Our below-market operating leases generally do not include fixed rate or below-market renewal options. The amounts recorded for above-market operating leases are included in deferred leasing costs and acquisition-related intangible assets, net on the balance sheet and are amortized on a straight-line basis as a reduction of rental income over the remaining term of the applicable leases. The amounts recorded for below-market operating leases are included in deferred revenue and acquisition-related intangible liabilities, net on the balance sheet and are amortized on a straight-line basis as an increase to rental income over the remaining term of the applicable leases plus the term of any below-market fixed rate renewal options, if applicable.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value of acquired in-place leases is derived based on our assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount recorded for acquired in-place leases is included in deferred leasing costs and acquisition-related intangible assets, net on the balance sheet and amortized as an increase to depreciation and amortization expense over the remaining term of the applicable leases. Fully amortized intangible assets are written off each quarter.

We record the acquisition of undeveloped land that does not meet the accounting criteria to be accounted for as business combinations and the subsequent acquisition of the fee interest in land and improvements underlying our properties at the purchase price paid and capitalize the associated acquisition costs. During the years ended December 31, 2013 and 2012, we capitalized $2.3 million and $0.7 million, respectively, in acquisition costs associated with the acquisition of undeveloped land. We did not capitalize any acquisition costs during the year ended December 31, 2011.

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

Cost Capitalization

All costs clearly associated with the development, redevelopment and construction of a property are capitalized as project costs, including internal compensation costs. In addition, the following costs are capitalized as project costs during periods in which activities necessary to prepare development and redevelopment properties for its intended use are in progress: pre-construction costs essential to the development of the property, interest, real estate taxes and insurance.

•	For development and redevelopment properties that are pre-leased, we cease capitalization when revenue recognition commences, which is upon substantial completion of tenant improvements.

•
For development and redevelopment properties that are not pre-leased, we may not immediately build out the tenant improvements. Therefore we cease capitalization when revenue recognition commences upon substantial completion of the tenant improvements, but in any event, no later than one year after the cessation of major construction activities. We also cease capitalization on a development or redevelopment property when activities necessary to prepare the property for its intended use have been suspended.

•
For development or redevelopment properties with multiple tenants and staged leasing, we cease capitalization and begin depreciation on the portion of the development or redevelopment property for which revenue recognition has commenced.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Once major construction activity has ceased and the development or redevelopment property is in the lease-up phase, the costs capitalized to construction in progress are transferred to land and improvements, buildings and improvements, and deferred leasing costs and acquisition-related intangible assets, net on our consolidated balance sheets as the historical cost of the property.

Depreciation and Amortization of Buildings and Improvements

The cost of buildings and improvements and tenant improvements are depreciated using the straight-line method of accounting over the estimated useful lives set forth in the table below. Depreciation expense for buildings and improvements, including discontinued operations, for the three years ended December 31, 2013, 2012, and 2011 was $145.3 million, $125.9 million and $106.0 million, respectively.

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

An operating property is classified as held for sale when certain criteria are met, including but not limited to the availability of the asset for immediate sale, the existence of an active program to locate a buyer and the probable sale or transfer of the asset within one year. If such criteria are met, we present the applicable assets and liabilities related to the property held for sale, if material, separately on the balance sheet and we would cease to record depreciation and amortization expense. Properties held for sale are reported at the lower of their carrying value or their estimated fair value less the estimated costs to sell. As of December 31, 2013, there are 12 properties located in San Diego, California that were held for sale. As of December 31, 2012, we did not have any buildings and improvements classified as held for sale.

Revenue Recognition

We recognize revenue from rent, tenant reimbursements, parking and other revenue once all of the following criteria are met: (i) the agreement has been fully executed and delivered, (ii) services have been rendered, (iii) the amount is fixed or determinable, and (iv) the collectability of the amount is reasonably assured.

Minimum annual rental revenues are recognized in rental revenues on a straight-line basis over the term of the related lease. Rental revenue recognition commences when the tenant takes possession or controls the physical use of the leased space. In order for the tenant to take possession, the leased space must be substantially ready for its intended use. To determine whether the leased space is substantially ready for its intended use, we evaluate whether the Company owns or the tenant owns the tenant improvements. When we conclude that the Company is the owner of tenant improvements, rental revenue recognition begins when the tenant takes possession of the finished space, which is when such tenant improvements are substantially complete. In certain instances, when we conclude that the Company is not the owner (the tenant is the owner) of tenant improvements, rental revenue recognition begins when the tenant takes possession of or controls the space.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

When we conclude that the Company is the owner of tenant improvements, we record the cost to construct the tenant improvements, whether paid for or reimbursed by the tenants, as a capital asset. For these tenant improvements, we record the amount funded by or reimbursed by the tenants as deferred revenue, which is amortized on a straight-line basis as additional rental income over the term of the related lease.

When we conclude that the tenant is the owner of tenant improvements for accounting purposes, we record our contribution towards those improvements as a lease incentive, which is included in deferred leasing costs and acquisition-related intangible assets, net on our consolidated balance sheets and amortized as a reduction to rental income on a straight-line basis over the term of the lease.

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

Restricted Cash

Restricted cash consists of cash proceeds from dispositions that are temporarily held at qualified intermediaries for purposes of facilitating potential Section 1031 Exchanges and cash held in escrow related to acquisition holdbacks. Restricted cash also includes cash held as collateral to provide credit enhancement for the Operating Partnership’s mortgage debt, including cash reserves for capital expenditures, tenant improvements and property taxes.

Marketable Securities / Deferred Compensation Plan

Marketable securities reported in our consolidated balance sheets represent the assets held in connection with the Kilroy Realty Corporation 2007 Deferred Compensation Plan (the “Deferred Compensation Plan”) (see Note 13 “Employee Benefit Plans” for additional information). The Deferred Compensation Plan assets are held in a limited rabbi trust and invested in various mutual and money market funds. As a result, the marketable securities are treated as trading securities for financial reporting purposes and are adjusted to fair value at the end of each accounting period, with the corresponding gains and losses recorded in interest income and other net investment gains.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Deferred Leasing Costs

Costs incurred in connection with successful property leasing are capitalized as deferred leasing costs and classified as investment activities in the statement of cash flows. Deferred leasing costs consist primarily of leasing commissions and also include certain internal payroll costs and lease incentives, which are amortized using the straight-line method of accounting over the lives of the leases which generally range from one to 20 years. We reevaluate the remaining useful lives of leasing costs as the creditworthiness of our tenants and economic and market conditions change. If we determine that the estimated remaining life of a lease has changed, we adjust the amortization period accordingly. Fully amortized deferred leasing costs are written off each quarter.

Deferred Financing Costs

Financing costs related to the origination or assumption of long-term debt are deferred and generally amortized using the straight-line method of accounting, which approximates the effective interest method, over the contractual terms of the applicable financings. As of December 31, 2013 and 2012, deferred financing costs were reported net of accumulated amortization of $13.2 million and $16.6 million, respectively.

Debt Discounts and Premiums

Original issuance debt discounts and discounts/premiums related to recording debt acquired in connection with operating property acquisitions at fair value are generally amortized and accreted on a straight-line basis, which approximates the effective interest method. Discounts are recorded as additional interest expense from date of issuance or acquisition through the contractual maturity date of the related debt. Premiums are recorded as a reduction to interest expense from the date of issuance or acquisition through the contractual maturity date of the related debt. Our secured debt is presented including unamortized premiums of $14.6 million and $7.2 million as of December 31, 2013 and 2012, respectively. Our unsecured senior notes are presented net of unamortized discounts of $1.9 million and $2.1 million, as of December 31, 2013 and 2012, respectively.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Noncontrolling Interests in the Company’s Consolidated Financial Statements

Noncontrolling interests in the Company’s consolidated financial statements represent the common limited partnership interests in the Operating Partnership not held by the Company (“noncontrolling common units”) and our interest in a consolidated subsidiary, formed during the year ended December 31, 2013, Redwood City Partners, LLC (see Note 3 “Acquisitions” for additional information).

Noncontrolling common units are presented in the equity section of the Company’s consolidated balance sheets and reported at their proportionate share of the net assets of the Operating Partnership. Noncontrolling interests with redemption provisions that permit the issuer to settle in either cash or shares of common stock must be further evaluated to determine whether equity or temporary equity classification on the balance sheet is appropriate. Since the common units contain such a provision, we evaluated the accounting guidance and determined that the common units qualify for equity presentation in the Company’s consolidated financial statements (see Note 9 “Noncontrolling Interests on the Company’s Consolidated Financial Statements”).

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

Preferred Partnership Interests on the Operating Partnership’s Consolidated Balance Sheets

Preferred partnership interests of the Operating Partnership represent the issued and outstanding 4,000,000 6.875% Series G Cumulative Redeemable Preferred Units (“Series G Preferred Units”) and the 4,000,000 6.375% Series H Cumulative Redeemable Preferred Units (“Series H Preferred Units”), which were outstanding as of December 31, 2013 and 2012.

The Series G and Series H Preferred Units are presented in the permanent equity section of the Operating Partnership’s consolidated balance sheets given that the Series G and Series H Preferred Units may be redeemed only at our option (see Note 11 “Preferred and Common Units of the Operating Partnership”). The Company is the holder of both the Series G and Series H Preferred Units and for each Series G and Series H Preferred Unit, the Company has an equivalent number of shares of the Company’s 6.875% Series G Cumulative Redeemable Preferred Stock and shares of the Company’s 6.375% Series H Cumulative Redeemable Preferred Stock publicly issued and outstanding.

Common Partnership Interests on the Operating Partnership’s Consolidated Balance Sheets

The common units held by the Company and the noncontrolling common units held by the common limited partners are both presented in the permanent equity section of the Operating Partnership’s consolidated balance sheets in partners’ capital. The redemption rights of the noncontrolling common units permit us to settle the redemption obligation in either cash or shares of the Company’s common stock at our option (see Note 9 “Noncontrolling Interests on the Company’s Consolidated Financial Statements” for additional information).

Noncontrolling Interests on the Operating Partnership’s Consolidated Balance Sheets

Noncontrolling interests of the Operating Partnership represent the Company’s 1.0% general partnership interest in the Finance Partnership and the Operating Partnership‘s interest in a new consolidated subsidiary, Redwood City Partners, LLC (see Note 3 “Acquisitions” for additional information). The 1.0% general partnership interest in the Finance Partnership noncontrolling interest is presented in the permanent equity section of the Operating Partnership’s consolidated balance sheets given that these interests are not convertible or redeemable into any other ownership interest of the Company or the Operating Partnership.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Equity Offerings

Underwriting commissions and offering costs incurred in connection with common equity offerings and our at-the-market stock offering program (see Note 10 “Stockholders’ Equity of the Company”) are reflected as a reduction of additional paid-in capital. Issuance costs incurred in connection with preferred equity offerings are reflected as a reduction of the carrying value of the preferred equity.

The Company records preferred stock issuance costs as a noncash preferred equity distribution at the time we notify the holders of preferred stock or units of our intent to redeem such shares or units.

The net proceeds from any equity offering of the Company are contributed to the Operating Partnership in exchange for a number of common or preferred units equivalent to the number of shares of common or preferred stock issued and are reflected in the Operating Partnership’s consolidated financial statements as an increase in partners’ capital.

Share-based Incentive Compensation Accounting

Compensation cost for all share-based awards, including options, requires measurement at estimated fair value on the grant date and recognition of the compensation cost is recognized over the service vesting period, which represents the requisite service period, on a straight-line basis. The grant date fair value of market measure-based share-based compensation plans are calculated using a Monte Carlo simulation pricing model. The grant date fair value of stock option grants is calculated using the Black-Scholes valuation model. Equity awards settled in cash are valued at the fair value of our common stock on the period end date through the settlement date. Equity awards settled in cash are remeasured at each reporting period and are recognized as a liability in the consolidated balance sheet during the vesting period until settlement.

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

Basic and Diluted Net Income (Loss) Available to Common Stockholders per Share

Basic net income (loss) available to common stockholders per share is computed by dividing net income (loss) available to common stockholders, after the allocation of income to participating securities, by the weighted-average number of vested shares of common stock outstanding, for the period. Diluted net income (loss) available to common stockholders per share is computed by dividing net income (loss) available for common stockholders, after the allocation of income to participating securities, by the sum of the weighted-average number of shares of common stock outstanding for the period plus the assumed exercise of all dilutive securities. The impact of the outstanding common units is considered in the calculation of diluted net income (loss) available to common stockholders per share. The common units are not reflected in the diluted net income (loss) available to common stockholders per share calculation because the exchange of common units into common stock is on a one for one basis, and the common units are allocated net income on a per share basis equal to the common stock (see Note 18 “Net Income Available to Common Stockholders

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Per Share of the Company”). Accordingly, any exchange would not have any effect on diluted net income (loss) available to common stockholders per share.

Nonvested share-based payment awards (including nonvested restricted stock units (“RSUs”), vested market-measure RSUs and dividend equivalents issued to holders of RSUs) containing nonforfeitable rights to dividends or dividend equivalents are accounted for as participating securities and included in the computation of basic and diluted net income (loss) available to common stockholders per share pursuant to the two-class method. The dilutive effect of stock options are reflected in the weighted average diluted outstanding shares calculation by application of the treasury stock method. The dilutive effect of the exchangeable debt instruments is reflected in the weighted average diluted outstanding shares calculation when the average quoted trading price of the Company’s common stock on the NYSE for the periods presented was above the exchangeable debt exchange prices. The dilutive effect of the outstanding nonvested shares of common stock (“nonvested shares”) and RSUs that have not yet been granted but are contingently issuable under the share-based compensation programs is reflected in the weighted average diluted shares calculation by application of the treasury stock method at the beginning of the quarterly period in which all necessary conditions have been satisfied.

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

We determine the estimated fair value of financial assets and liabilities utilizing a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. This hierarchy requires the use of observable market data when available. The following is the fair value hierarchy:

•	Level 1 – quoted prices for identical instruments in active markets;

•
Level 2 – quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3 – fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

We determine the fair value for the marketable securities using quoted prices in active markets for identical assets. Our other financial instruments, which are only disclosed at fair value, are comprised of secured debt, unsecured senior notes, unsecured line of credit, unsecured term loan facility and Exchangeable Notes.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We generally determine the fair value of our secured debt, unsecured line of credit, and unsecured term loan facility by performing discounted cash flow analyses using an appropriate market discount rate. We calculate the market rate by obtaining period-end treasury rates for maturities that correspond to the maturities of our fixed-rate debt and then adding an appropriate credit spread based on information obtained from third-party financial institutions. We calculate the market rate of our unsecured line of credit and unsecured term loan facility by obtaining the period-end London Interbank Offered Rate (“LIBOR”) rate and then adding an appropriate credit spread based on information obtained from third-party financial institutions. These credit spreads take into account factors, including but not limited to, our credit profile, the tenure of the debt, amortization period, whether the debt is secured or unsecured, and the loan-to-value ratio of the debt to the collateral. These calculations are significantly affected by the assumptions used, including the discount rate, credit spreads and estimates of future cash flow. We determine the fair value of the liability component of our Exchangeable Notes by performing discounted cash flow analyses using an appropriate market interest rate based upon spreads for our publicly traded debt. We determine the fair value of each of our publicly traded unsecured senior notes based on their quoted trading price at the end of the reporting period, if such prices are available.

Carrying amounts of our cash and cash equivalents, restricted cash and accounts payable approximate fair value due to their short-term maturities.

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code. To qualify as a REIT, we must distribute annually at least 90% of our adjusted taxable income, as defined in the Code, to our stockholders and satisfy certain other organizational and operating requirements. For distributions with respect to taxable years ended on or before December 31, 2011, Internal Revenue Service (“IRS”) guidance allows REITs to satisfy up to 90% of this requirement through the distribution of shares of common stock, if certain conditions are met. We generally will not be subject to federal income taxes if we distribute 100% of our taxable income for each year to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and we may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and to federal income taxes and excise taxes on our undistributed taxable income. Accordingly, no provision for income taxes has been made in the accompanying financial statements. We believe that we have met all of the REIT distribution and technical requirements for the years ended December 31, 2013, 2012 and 2011, and we were not subject to any federal income taxes (see Note 20 “Tax Treatment of Distributions” for additional information). We intend to continue to adhere to these requirements and maintain the Company’s REIT status.

In addition, any taxable income from our taxable REIT subsidiary, which was formed in 2002, is subject to federal, state, and local income taxes. For the years ended December 31, 2013, 2012 and 2011 the taxable REIT subsidiary had de minimis taxable income.

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

We evaluated the potential impact of identified uncertain tax positions for all tax years still subject to potential audit under state and federal income tax law and concluded that our return of capital would not be materially affected for any of the years still subject to potential audit. As of December 31, 2013, the years still subject to audit are 2009 through 2012 under the California state income tax law and 2010 through 2012 under the federal income tax law. We concluded that we did not have any unrecognized tax benefits or any additional tax liabilities as of December 31, 2013 and 2012.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

Segment

We currently operate in one operating segment, our office properties segment. As of December 31, 2013, all of our properties and development and redevelopment projects and all of our business was conducted in the state of California with the exception of twelve office properties located in the state of Washington.

Concentration of Credit Risk

All of our properties and development and redevelopment projects and all of our business is currently conducted in the state of California with the exception of the ownership and operation of twelve office properties located in the state of Washington. The ability of the tenants to honor the terms of their leases is dependent upon the economic, regulatory, and social factors affecting the communities in which the tenants operate.

As of December 31, 2013, our 15 largest tenants represented approximately 33.0% of total annualized base rental revenues.

We have deposited cash with financial institutions that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. As of December 31, 2013 and 2012, we had cash accounts in excess of FDIC insured limits.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that are expected to have a material effect on our financial condition and results of operations in future periods.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.	Acquisitions

Operating Properties

During the years ended December 31, 2013 and 2012, we acquired the 18 operating office properties, listed below, from unrelated third parties. Unless otherwise noted, we funded these acquisitions with proceeds from the Company’s public offerings of common stock (see Note 10 “Stockholders’ Equity of the Company”), borrowings under the unsecured line of credit (see Note 7 “Secured and Unsecured Debt of the Operating Partnership”), disposition proceeds (see Note 17 “Discontinued Operations”), the assumption of existing debt and/or the issuance of common units of the Operating Partnership.

Property	Date of Acquisition	Number of Buildings	Rentable Square Feet (unaudited)	Occupancy as of December 31, 2013 (unaudited)	Purchase Price (in millions) (1)
2013 Acquisitions
320 Westlake Ave. N. and 321 Terry Ave. N., Seattle, WA (2)(3)	January 16, 2013	2	320,398	100.0%	$170.0
12780 and 12790 El Camino Real, San Diego, CA (4)	September 19, 2013	2	218,940	100.0%	126.4
Total (5)		4	539,338		$296.4

2012 Acquisitions
4100-4700 Bohannon Dr., Menlo Park, CA	February 29, 2012	7	374,139	89.0%	$162.5
701 and 801 N. 34th St., Seattle, WA (6)	June 1, 2012	2	308,407	100.0%	105.4
837 N. 34th St., Seattle, WA	June 1, 2012	1	111,580	100.0%	39.2
10900 NE 4th St., Bellevue, WA (7)	July 24, 2012	1	416,755	87.3%	186.1
6255 W. Sunset Blvd., Los Angeles, CA (8)	July 31, 2012	1	321,883	82.5%	78.8
12233 Olympic Blvd., Los Angeles, CA (9)	October 5, 2012	1	151,029	96.4%	72.9
599 N. Mathilda Ave., Sunnyvale, CA (10)	December 17, 2012	1	75,810	100.0%	29.1
Total (11)		14	1,759,603		$674.0
________________________

(1)	Excludes acquisition-related costs and non-lease related accrued liabilities assumed. Includes assumed unpaid leasing commissions and tenant improvements.

(2)	We acquired these properties through a new special purpose entity wholly owned by the Finance Partnership.

(3)
In connection with this acquisition, we assumed secured debt with an outstanding principal balance of $83.9 million that was recorded at fair value on the acquisition date, resulting in a premium of approximately $11.6 million (see Note 7 “Secured and Unsecured Debt of the Operating Partnership”).

(4)
As of December 31, 2013, these properties, together the “Heights of Del Mar” project, are temporarily being held in a separate VIE to facilitate potential Section 1031 Exchanges (see Note 2 “Basis of Presentation and Significant Accounting Policies”). The $126.4 million purchase price includes $9.4 million for 4.2 acres of undeveloped land the Company acquired in connection with this acquisition.

(5)
The results of operations for the properties acquired during 2013 contributed $17.5 million and $0.9 million to revenues and net income from continuing operations, respectively, for the year ended December 31, 2013.

(6)
We acquired these properties through the acquisition of the ownership interest of the bankruptcy remote LLC that owned the properties. In connection with this acquisition we also acquired cash of approximately $4.0 million and other assets of approximately $0.2 million and we assumed current liabilities of approximately $0.6 million and secured debt with an outstanding principal balance of $34.0 million and a premium of $1.7 million as a result of recording the debt at fair value at the acquisition date (see Note 7 “Secured and Unsecured Debt of the Operating Partnership”).

(7)
In connection with this acquisition, we assumed secured debt with an outstanding principal balance of $83.6 million and a premium of $1.4 million as a result of recording this debt at fair value on the acquisition date. In January 2013, we repaid this loan prior to the stated maturity (see Note 7 “Secured and Unsecured Debt of the Operating Partnership” for additional information).

(8)
As part of the consideration for this transaction, we issued 118,372 common units of the Operating Partnership valued at $47.34 per unit, which was the Company’s closing stock price on the NYSE on the acquisition date. In connection with this acquisition we also assumed secured debt with an outstanding principal balance of $53.9 million and a premium of $3.1 million as a result of recording this debt at fair value on the acquisition date (see Note 7 “Secured and Unsecured Debt of the Operating Partnership”). We also assumed $4.7 million of accrued liabilities in connection with this acquisition that are not included in the purchase price above.

(9)
In connection with this acquisition, we assumed secured debt with an outstanding principal balance of $40.7 million and a premium of $2.7 million as a result of recording this debt at fair value on the acquisition date (see Note 7 “Secured and Unsecured Debt of the Operating Partnership”).

(10)
This operating property was acquired in connection with the purchase of the 555 N. Mathilda Ave. development property discussed in further detail in the “Development and Redevelopment Project Sites” section of this footnote, for a total purchase price of $137.6 million.

(11)
The results of operations for the properties acquired during 2012 contributed $18.9 million and $3.4 million to revenues and net income from continuing operations, respectively, for the year ended December 31, 2012.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The related assets, liabilities and results of operations of the acquired properties are included in the consolidated financial statements as of the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the respective acquisition dates for our 2013 acquisitions:

2013 Acquisitions	Total 2013 Acquisitions (1)
(in thousands)
Assets
Land and improvements	$53,790
Buildings and improvements (2)	218,211
Undeveloped land and construction in progress (3)	9,360
Deferred leasing costs and acquisition-related intangible assets (4)	30,789
Total assets acquired	312,150
Liabilities
Deferred revenue and acquisition-related intangible liabilities (5)	4,190
Secured debt (6)	95,496
Accounts payable, accrued expenses and other liabilities	422
Total liabilities assumed	100,108
Net assets and liabilities acquired (7)	$212,042
_______________

(1)
The purchase price of the two acquisitions completed during the year ended December 31, 2013 were individually less than 5% and in aggregate less than 10% of the Company’s total assets as of December 31, 2013.

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

(6)
Represents the mortgage loan, which includes an unamortized premium of approximately $11.6 million at the date of acquisition, assumed in connection with the properties acquired in January 2013 (see Note 7 “Secured and Unsecured Debt of the Operating Partnership” for additional information).

(7)	Reflects the purchase price net of assumed secured debt and other lease-related obligations.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the respective acquisition dates for our 2012 acquisitions:

2012 Acquisitions	4100-4700 Bohannon Dr., Menlo Park, CA	10900 NE 4th St., Bellevue, WA	599 N. Mathilda, Sunnyvale, CA	All Other Acquisitions (1)	Total 2012 Acquisitions
	(in thousands)
Assets
Land and improvements (2)	$38,810	$25,080	$13,538	$40,211	$117,639
Buildings and improvements (3)	124,617	150,877	12,558	257,458	545,510
Cash and cash equivalents	—	—	—	3,973	3,973
Restricted cash	—	—	—	5,329	5,329
Deferred leasing costs and acquisition-related intangible assets (4)	9,470	16,469	3,004	30,570	59,513
Prepaid expenses and other assets	—	—	—	184	184
Total assets acquired	172,897	192,426	29,100	337,725	732,148
Liabilities
Deferred revenue and acquisition-related intangible liabilities (5)	10,380	4,940	—	19,700	35,020
Secured debt, net (6)	—	84,984	—	136,048	221,032
Accounts payable, accrued expenses and other liabilities	137	627	—	5,584	6,348
Total liabilities assumed	10,517	90,551	—	161,332	262,400
Net assets and liabilities acquired (7)	$162,380	$101,875	$29,100	$176,393	$469,748
________________________

(1)	The purchase price of all other acquisitions during the year ended December 31, 2012 were individually less than 5% and in aggregate less than 10% of the Company’s total assets as of 2012.

(2)
In connection with the acquisitions of 701, 801, and 837 N. 34th St., Seattle, WA, we assumed the lessee obligations under a ground lease with an initial expiration in December 2041. The ground lease obligation contains three 10-year extension options and one 45-year extension option. In connection with the acquisitions of 601 108th Ave., N.E., Bellevue, WA, we assumed the lessee obligation under a ground lease that is scheduled to expire in November 2093 (see Note 15 “Commitments and Contingencies” for additional information pertaining to these ground leases).

(3)	Represents buildings, building improvements and tenant improvements.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

(6)
Represents the fair value of the mortgage loans assumed, which includes an aggregate unamortized premium balance of approximately $8.9 million at the dates of acquisition (see Note 7 “Secured and Unsecured Debt of the Operating Partnership”).

(7)	Reflects the purchase price plus cash and restricted cash received, net of assumed secured debt, lease-related obligations and other accrued liabilities.

Development and Redevelopment Project Sites

Crossing/900

On June 27, 2013, the Company entered into an agreement with an unaffiliated third party and formed a new consolidated subsidiary, Redwood City Partners, LLC. In connection with this transaction, the Company acquired a 0.35 acre land site, completing the first phase of the land assemblage for its plans to develop an approximate 300,000 square foot office project (the “Crossing/900” project) in Redwood City, California. In October 2013, the Company acquired a 2.0 acre undeveloped land parcel for $17.0 million, completing the final phase of the land assemblage for the Crossing/900 project. The related assets, liabilities, and noncontrolling interest acquired in connection with this transaction are included in our consolidated financial statements as of the date of acquisition. The following table summarizes the allocation of the assets acquired and liabilities assumed at the acquisition date (in thousands):

	Phase I	Phase II	Total Crossing/900
Assets
Undeveloped land and construction in progress	$11,222	$17,000	$28,222
Total assets	11,222	17,000	28,222
Liabilities
Secured debt (1)	1,750	—	1,750
Accounts payable, accrued expenses and other liabilities	1,952	1,475	3,427
Total liabilities	3,702	1,475	5,177
Noncontrolling interest in consolidated subsidiary	4,885	—	4,885
Net assets and liabilities acquired	$2,635	$15,525	$18,160
________________________

(1)	This note was repaid as of December 31, 2013.

Academy Project

In November 2013, we acquired an undeveloped land project site, Academy Project, in Hollywood, California for a purchase price of $45.7 million, including the assumption of $0.7 million of accrued liabilities. As of December 31, 2013, this property was temporarily being held in a separate VIE to facilitate a potential Section 1031 Exchange (see Note 2 “Basis of Presentation and Significant Accounting Policies” for additional information). As of December 31, 2013, the project is included in our future development pipeline and, as a result, the underlying assets were included as undeveloped land and construction in progress in our consolidated financial statements.

360 Third Street

In November 2012, we exercised an option to purchase the land underlying the ground leases at 360 Third Street in San Francisco, California for $27.5 million. This transaction closed in October 2013 and the land was included as land and improvements in our consolidated financial statements on the acquisition date. As of December 31, 2013, this property was temporarily being held in a separate VIE to facilitate a potential Section 1031 Exchange (see Note 2 “Basis of Presentation and Significant Accounting Policies” for additional information). In February 2014, we successfully completed this Section 1031 Exchange.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the year ended December 31, 2012, we acquired six development and redevelopment project sites, respectively from unrelated third parties. Unless otherwise noted, we funded these acquisitions with proceeds from the Company’s public offering of common stock (see Note 10 “Stockholders’ Equity of the Company”), disposition proceeds (see Note 17 “Discontinued Operations”) and/or borrowings under the unsecured line of credit (see Note 7 “Secured and Unsecured Debt of the Operating Partnership” for additional information).

Project	Date of Acquisition	Type	Purchase Price (in millions) (1)
2012 Acquisitions
690 E. Middlefield Road, Mountain View, CA (2)(3)	May 9, 2012	Development	$74.5
333 Brannan Street, San Francisco, CA	July 20, 2012	Development	18.5
Columbia Square, Los Angeles, CA (4)	September 28, 2012	Development and Redevelopment	65.0
350 Mission Street, San Francisco, CA	October 23, 2012	Development	52.0
331 Fairchild Drive, Mountain View, CA (2)(5)(6)	December 4, 2012	Development	21.8
555 N. Mathilda Avenue, Sunnyvale, CA (2)(7)(8)	December 17, 2012	Development	108.5
Total			$340.3
________________________

(1)	Excludes leasing costs and/or other accrued liabilities assumed in connection with the acquisitions.

(2)	Acquisition of these development sites are accounted for as business combinations because the projects were 100% pre-leased upon acquisition.

(3)	The total purchase price for this acquisition was comprised of a cash purchase price of $74.5 million plus $9.5 million of assumed leasing commissions and other accrued liabilities.

(4)	In connection with this acquisition we also assumed $1.1 million of other accrued liabilities which are not included in the purchase price above.

(5)
The total purchase price for this acquisition was comprised of a cash purchase price of $18.9 million plus $2.9 million of development costs reimbursed to the seller. In addition, we assumed $2.1 million of leasing commissions and other accrued liabilities which are not included in the purchase price above.

(6)	In October, we stabilized the 331 Fairchild Drive development project in Mountain View, California.

(7)
As of December 31, 2012, this property was temporarily being held in a separate VIE to facilitate a potential Section 1031 Exchange (see Note 2 “Basis of Presentation and Significant Accounting Policies”). The VIE was terminated in upon exchange in 2013.

(8)
This development site was acquired with the purchase of the 555 Mathilda operating property for a total cash purchase price of $137.6 million plus $2.4 million of development costs reimbursed to the seller. In addition, we assumed $11.8 million of other accrued liabilities which are not included in the purchase price above.

The related assets and liabilities of the acquired projects are included in the consolidated financial statements as of the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the respective acquisition dates for our 2012 development and redevelopment acquisitions:

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.	Deferred Leasing Costs and Acquisition-related Intangible Assets and Liabilities, net

The following table summarizes our deferred leasing costs and acquisition-related intangible assets (acquired value of leasing costs, above-market operating leases, in-place leases and below-market ground lease obligation) and intangible liabilities (acquired value of below-market operating leases and above-market ground lease obligation) as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
	(in thousands)
Deferred Leasing Costs and Acquisition-related Intangible Assets, net:
Deferred leasing costs	$178,720	$168,087
Accumulated amortization	(63,246)	(61,443)
Deferred leasing costs, net	115,474	106,644
Above-market operating leases	27,635	27,977
Accumulated amortization	(14,283)	(12,180)
Above-market operating leases, net	13,352	15,797
In-place leases	100,318	101,061
Accumulated amortization	(42,999)	(34,019)
In-place leases, net	57,319	67,042
Below-market ground lease obligation	490	690
Accumulated amortization	(13)	(205)
Below-market ground lease obligation, net	477	485
Total deferred leasing costs and acquisition-related intangible assets, net	$186,622	$189,968
Acquisition-related Intangible Liabilities, net: (1)
Below-market operating leases	$69,385	$70,486
Accumulated amortization	(25,706)	(17,555)
Below-market operating leases, net	43,679	52,931
Above-market ground lease obligation	6,320	6,320
Accumulated amortization	(223)	(122)
Above-market ground lease obligation, net	6,097	6,198
Total acquisition-related intangible liabilities, net	$49,776	$59,129
_______________

(1)	Included in deferred revenue and acquisition-related intangible liabilities, net in the consolidated balance sheets.

The following table sets forth amortization related to deferred leasing costs and acquisition-related intangible liabilities, including amounts attributable to discontinued operations, for years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Deferred leasing costs (1)	$25,902	$20,804	$16,905
Above-market operating leases (2)	5,664	5,695	5,946
In-place leases (1)	29,363	21,976	12,575
Below-market ground lease obligation (3)	8	205	—
Below-market operating leases (4)	(13,441)	(12,393)	(4,890)
Above-market ground lease obligation (5)	(101)	(85)	(37)
Total	$47,395	$36,202	$30,499
_______________

(1)	The amortization of deferred leasing costs and in-place leases is recorded to depreciation and amortization expense in the consolidated statements of operations for the periods presented.

(2)	The amortization of above-market operating leases is recorded as a decrease to rental income in the consolidated statements of operations for the periods presented.

(3)	The amortization of the below-market ground lease obligation is recorded as an increase to ground lease expense in the consolidated statements of operations for the periods presented.

(4)	The amortization of below-market operating leases is recorded as an increase to rental income in the consolidated statements of operations for the periods presented.

(5)	The amortization of the above-market ground lease obligation is recorded as a decrease to ground lease expense in the consolidated statements of operations for the periods presented.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the estimated annual amortization expense related to deferred leasing costs and acquisition-related intangible assets as of December 31, 2013 for future periods:

Year	Deferred Leasing Costs	Above-Market Operating Leases (1)	In-Place Leases	Below-Market Ground Lease Obligation (2)	Below-Market Operating Leases (3)	Above-Market Ground Lease Obligation (4)
	(in thousands)
2014	$25,454	$4,946	$19,168	$8	$(11,891)	$(101)
2015	21,293	2,991	12,584	8	(9,385)	(101)
2016	18,435	1,963	9,361	8	(7,195)	(101)
2017	15,872	1,646	7,659	8	(6,127)	(101)
2018	12,255	1,045	4,574	8	(4,525)	(101)
Thereafter	22,165	761	3,973	437	(4,556)	(5,592)
Total	$115,474	$13,352	$57,319	$477	$(43,679)	$(6,097)
_______________

(1)	Represents estimated annual amortization related to above-market operating leases. Amounts will be recorded as a decrease to rental income in the consolidated statements of operations.

(2)	Represents estimated annual amortization related to below-market ground lease obligations. Amounts will be recorded as an increase to ground lease expense in the consolidated statements of operations.

(3)	Represents estimated annual amortization related to below-market operating leases. Amounts will be recorded as an increase to rental income in the consolidated statements of operations.

(4)	Represents estimated annual amortization related to above-market ground lease obligations. Amounts will be recorded as a decrease to ground lease expense in the consolidated statements of operations.

5.	Receivables

Current Receivables, net

Current receivables, net is primarily comprised of contractual rents and other lease-related obligations due from tenants. The balance consisted of the following as of December 31, 2013 and 2012:

	December 31, 2013 (1)	December 31, 2012
	(in thousands)
Current receivables	$12,866	$11,801
Allowance for uncollectible tenant receivables	(2,123)	(2,581)
Current receivables, net	$10,743	$9,220
_______________

(1)	Excludes current receivables, net related to properties held for sale at December 31, 2013.

Deferred Rent Receivables, net

Deferred rent receivables, net consisted of the following as of December 31, 2013 and 2012:

	December 31, 2013 (1)	December 31, 2012
	(in thousands)
Deferred rent receivables	$129,198	$118,025
Allowance for deferred rent receivables	(2,075)	(2,607)
Deferred rent receivables, net	$127,123	$115,418
_______________

(1)	Excludes deferred rent receivables, net related to properties held for sale at December 31, 2013.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.    Secured and Unsecured Debt of the Company

In this Note 6, the “Company” refers solely to Kilroy Realty Corporation and not to any of our subsidiaries. The Company itself does not hold any indebtedness. All of our secured and unsecured debt is held directly by the Operating Partnership.

The Company generally guarantees all the Operating Partnership’s unsecured debt obligations including the unsecured revolving credit facility, the $150.0 million unsecured term loan facility, the 6.45% unsecured senior notes due 2014, the 5.00% unsecured senior notes due 2015, the 4.80% unsecured senior notes due 2018, the 6.625% unsecured senior notes due 2020, the 3.80% unsecured senior notes due in 2023 and the 4.25% Exchangeable Notes. As of December 31, 2013 and 2012, the Operating Partnership had $1.6 billion and $1.5 billion, respectively, outstanding in total under these unsecured debt obligations.

In addition, although the remaining $0.6 billion of the Operating Partnership’s debt for both December 31, 2013 and 2012 is secured and non-recourse to the Company, the Company provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments and environmental liabilities.

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

7.    Secured and Unsecured Debt of the Operating Partnership

Secured Debt

The following table sets forth the composition of our secured debt as of December 31, 2013 and 2012:

				December 31,
Type of Debt	Annual Stated Interest Rate (1)	GAAP Effective Rate (1)(2)	Maturity Date	2013 (3)	2012 (3)
				(in thousands)
Mortgage note payable	4.27%	4.27%	February 2018	$133,117	$135,000
Mortgage note payable (4)	4.48%	4.48%	July 2027	97,000	97,000
Mortgage note payable (5)	6.05%	3.50%	June 2019	92,502	—
Mortgage note payable (6)	6.37%	3.55%	April 2013	—	83,116
Mortgage note payable	6.51%	6.51%	February 2017	67,663	68,615
Mortgage note payable (7)	5.23%	3.50%	January 2016	54,570	56,302
Mortgage note payable (8)	5.57%	3.25%	February 2016	41,654	43,016
Mortgage note payable (9)	5.09%	3.50%	August 2015	34,845	35,379
Mortgage note payable	4.94%	4.00%	April 2015	27,641	28,941
Mortgage note payable	7.15%	7.15%	May 2017	8,972	11,210
Other	Various	Various	Various	2,470	2,517
Total				$560,434	$561,096
______________

(1)	All interest rates presented are fixed-rate interest rates.

(2)	This represents the rate at which interest expense is recorded for financial reporting purposes, which reflects the amortization of discounts/premiums, excluding debt issuance costs.

(3)	Amounts reported include the amounts of unamortized debt premiums of $14.6 million and $7.2 million as of December 31, 2013 and 2012, respectively.

(4)
In June 2012, we obtained a mortgage loan that is secured by one office property located in Irvine, California and two office properties located in Los Angeles, California and requires monthly principal and interest payments based on a 30 year amortization period with an initial three years of interest only payments.

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

(7)
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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(8)
In October 2012, in connection with the acquisition of one office building in Los Angeles, California, we assumed a mortgage loan that is secured by the project. The assumed mortgage loan had a principal balance of $40.7 million at the acquisition date and was recorded at fair value at the date of acquisition resulting in an initial premium of approximately $2.7 million.

(9)
In June 2012, in connection with the acquisition of two office buildings in Seattle, Washington, we assumed a mortgage loan that is secured by the project. The assumed mortgage loan had a principal balance of $34.0 million at the acquisition date and was recorded at fair value at the date of acquisition resulting in an initial premium of approximately $1.7 million.

The Operating Partnership’s secured debt was collateralized by 21 operating properties as of December 31, 2013 with a combined net book value of approximately $1.0 billion and 20 operating properties at December 31, 2012 with a combined net book value of approximately $1.0 billion.

Although our mortgage loans are secured and non-recourse to the Company and the Operating Partnership, the Company provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments and environmental liabilities.

As of December 31, 2013, nine of the Operating Partnership’s ten secured loans contained restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt. The mortgage notes payable are secured by deeds of trust on certain of our properties and the assignment of certain rents and leases associated with those properties.

4.25% Exchangeable Senior Notes

The table below summarizes the balance and significant terms of the Company’s 4.25% Exchangeable Notes due November 2014 (the “4.25% Exchangeable Notes”) outstanding as of December 31, 2013 and 2012.

4.25% Exchangeable Notes	December 31,
	2013	2012
	(in thousands)
Principal amount	$172,500	$172,500
Unamortized discount	(4,128)	(8,556)
Net carrying amount of liability component	$168,372	$163,944
Carrying amount of equity component	$19,835
Issuance date	November 2009
Maturity date	November 2014
Stated coupon rate (1)	4.25%
Effective interest rate (2)	7.13%
Exchange rate per $1,000 principal value of the 4.25% Exchangeable Notes, as adjusted (3)	27.8307
Exchange price, as adjusted (3)	$35.93
Number of shares on which the aggregate consideration to be delivered on conversion (3)	4,800,796
_______________

(1)	Interest on the 4.25% Exchangeable Notes is payable semi-annually in arrears on May 15th and November 15th of each year.

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

Upon exchange, the holders of the 4.25% Exchangeable Notes will receive (i) cash up to the principal amount of the Exchangeable Notes and (ii) to the extent the exchange value exceeds the principal amount of the 4.25% Exchangeable Notes, shares of the Company’s common stock. At any time prior to August 15, 2014, the Operating Partnership may irrevocably elect, in its sole discretion without the consent of the holders of the 4.25% Exchangeable Notes, to settle all of the future exchange obligations of the 4.25% Exchangeable Notes in shares

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of common stock. Any shares of common stock delivered for settlement will be based on a daily exchange value calculated on a proportionate basis for each day of a 30 trading-day observation period.

During the year ended December 31, 2013 and the three months ended December 31, 2012, the closing sale price per share of the common stock of the Company was more than 130% of the exchange price per share of the Company’s common stock for at least 20 trading days in the specified period. As a result, for the three month period ended December 31, 2012 and for the year ended December 31, 2013, the 4.25% Exchangeable Notes were exchangeable at the exchange rate stated above and may be exchangeable thereafter, if one or more of the events were again to occur during future measurement periods. No holders exchanged the 4.25% Exchangeable Notes during 2013 and 2012.

For the years ended December 31, 2013 and 2012, the per share average trading price of the Company’s common stock on the NYSE was higher than the $35.93 exchange price for the 4.25% Exchangeable Notes, as presented below:

	Year Ended December 31,
	2013	2012
Per share average trading price of the Company’s common stock	$52.12	$45.72

The approximate fair value of the shares exchangeable at December 31, 2013 and 2012, using the per share average trading price presented in the table above, would have been as follows:

	Year Ended December 31,
	2013	2012
	(in thousands)
Approximate fair value of shares upon conversion	$247,000	$221,200
Principal amount of the 4.25% Exchangeable Notes	172,500	172,500
Approximate fair value in excess amount of principal amount	$74,500	$48,700

See Notes 18 “Net Income Available to Common Stockholders Per Share of the Company” and 19 “Net Income Available to Common Unitholders Per Unit of the Operating Partnership” for a discussion of the impact of the 4.25% Exchangeable Notes on our diluted earnings per share and unit calculations for the periods presented.

Interest Expense for the Exchangeable Notes

The unamortized discount on the 4.25% Exchangeable Notes and the 3.25% Exchangeable Notes due April 2012 (the “3.25% Exchangeable Notes” and together with the 4.25% Exchangeable Notes, the “Exchangeable Notes”) is accreted as additional interest expense from the date of issuance through the maturity date of the applicable Exchangeable Notes. The following table summarizes the total interest expense attributable to the 4.25% Exchangeable Notes and attributable to the 3.25% Exchangeable Notes (which were repaid upon maturity in April 2012), in each case based on the respective effective interest rates, before the effect of capitalized interest, for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Contractual interest payments (1)	$7,331	$8,721	$12,141
Amortization of discount (1)	4,427	5,052	6,928
Interest expense attributable to the Exchangeable Notes (1)	$11,758	$13,773	$19,069
_______________

(1)	The Company repaid the 3.25% Exchangeable Notes in April 2012. Interest payments and discount amortization for the year ended December 31, 2013 are solely attributable to the 4.25% Exchangeable Notes.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Capped Call Transactions

In connection with the offerings of the Exchangeable Notes, we entered into capped call option transactions (“capped calls”) to mitigate the dilutive impact of the potential conversion of the Exchangeable Notes. The capped calls, as amended, are separate transactions entered into by us with the relevant financial institutions, are not part of the terms of the Exchangeable Notes, and do not affect the holders’ rights under the Exchangeable Notes. The strike prices of the capped calls, which are subject to customary anti-dilution adjustments, correspond to the exchange prices of the applicable Exchangeable Notes. The capped calls for the 3.25% Exchangeable Notes were terminated when the notes were repaid in April 2012. The table below summarizes our capped call option positions for the 4.25% Exchangeable Notes for both December 31, 2013 and December 31, 2012:

4.25% Exchangeable Notes (1)
Referenced shares of common stock	4,800,796
Exchange price including effect of capped calls	$42.81
________________________

(1)	The capped calls mitigate the dilutive impact to us of the potential exchange of all of the 4.25% Exchangeable Notes into shares of common stock.

The capped calls are expected to terminate upon the earlier of the maturity date of the 4.25% Exchangeable Notes or upon the date upon which the 4.25% Exchangeable Notes are no longer outstanding resulting from an exchange or repurchase by us. The initial costs of capped calls were recorded as a reduction to additional paid-in capital.

Unsecured Senior Notes

The following table summarizes the balance and significant terms of the registered unsecured senior notes issued by the Operating Partnership as of December 31, 2013 and 2012:

					Principal Amount as of December 31,
	Issuance date	Maturity date	Stated coupon rate	Effective interest rate (1)	2013	2012
					(in thousands)
3.800% Unsecured Senior Notes (2)	January 2013	January 2023	3.800%	3.804%	$300,000	$—
Unamortized discount					(90)	—
Net carrying amount					$299,910	$—

4.800% Unsecured Senior Notes (3)	July 2011	July 2018	4.800%	4.827%	$325,000	$325,000
Unamortized discount					(339)	(413)
Net carrying amount					$324,661	$324,587

6.625% Unsecured Senior Notes (4)	May 2010	June 2020	6.625%	6.743%	$250,000	$250,000
Unamortized discount					(1,367)	(1,580)
Net carrying amount					$248,633	$248,420

5.000% Unsecured Senior Notes (5)	November 2010	November 2015	5.000%	5.014%	$325,000	$325,000
Unamortized discount					(73)	(112)
Net carrying amount					$324,927	$324,888
________________________

(1)	This represents the rate at which interest expense is recorded for financial reporting purposes, which reflects the amortization of initial issuance discounts, excluding debt issuance costs.

(2)	Interest on the 3.800% unsecured senior notes is payable semi-annually in arrears on January 15th and July 15th of each year.

(3)	Interest on the 4.800% unsecured senior notes is payable semi-annually in arrears on January 15th and July 15th of each year.

(4)	Interest on the 6.625% unsecured senior notes is payable semi-annually in arrears on June 1st and December 1st of each year.

(5)	Interest on the 5.000% unsecured senior notes is payable semi-annually in arrears on May 3rd and November 3rd of each year.

In 2013, we used a portion of the net proceeds from the 3.800% unsecured senior note offering for general corporate purposes, including the repayment of borrowings under the Operating Partnership’s revolving credit facility.

In addition to the registered unsecured senior note issuances listed above, we also had outstanding Series B unsecured senior notes with an aggregate principal balance of $83.0 million and effective interest rate of 6.45% as of December 31, 2013 and 2012, that mature in August 2014. The Series B notes require semi-annual interest payment each February and August based on a fixed annual interest rate of 6.45%.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Term Loan Facility

In March 2012, the Operating Partnership entered into a $150.0 million term loan facility, which is included in unsecured debt, net on our consolidated balance sheets. The term loan facility bears interest at an annual rate of LIBOR plus 1.750%, which can vary depending on the Operating Partnership’s credit rating, and is scheduled to mature on March 29, 2016. Under the terms of the term loan facility, we may exercise an option to extend the maturity date by one year. We may elect to borrow up to an additional $100.0 million under an accordion option, subject to bank approval. We used the borrowings under the term loan facility to repay the 3.25% Exchangeable Notes in April 2012 upon maturity. The Company’s outstanding borrowings under the term loan facility were $150.0 million as of December 31, 2013 and 2012.

Unsecured Revolving Credit Facility

In August 2010 we entered into our current $500.0 million revolving credit facility and used the borrowings under the revolving credit facility to repay and then terminate our prior $550.0 million unsecured revolving credit facility. In March 2012, we amended the revolving credit facility to reduce the FMV Cap Rate (as defined in the revolving credit facility agreement), which is used to calculate the fair value of our assets for certain covenants under the revolving credit facility, from 7.50% to 6.75%. There were no other changes to the terms of the revolving credit facility in connection with this amendment. In November 2012, we amended and restated our revolving credit facility to extend the maturity date and reduce the interest rate and facility fee. The following table summarizes the balance and terms of our revolving credit facility as of December 31, 2013 and 2012, respectively:

	December 31, 2013	December 31, 2012
	(in thousands)
Outstanding borrowings	$45,000	$185,000
Remaining borrowing capacity	455,000	315,000
Total borrowing capacity (1)	$500,000	$500,000
Interest rate (2)	1.62%	1.66%
Facility fee-annual rate (3)	0.300%
Maturity date (4)	April 2017
_______________

(1)	We may elect to borrow, subject to bank approval, up to an additional $200.0 million under an accordion feature under the terms of the revolving credit facility.

(2)	The revolving credit facility interest rate was calculated based on an annual rate of LIBOR plus 1.450% as of both December 31, 2013 and December 31, 2012.

(3)
The facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we also incurred debt origination and legal costs of approximately $5.0 million when we entered into the revolving credit facility in 2010, an additional $3.3 million when we amended the terms of the revolving credit facility in June 2011 and an additional $1.9 million when we amended the terms of the revolving credit facility in November 2012. The unamortized balance of these costs is amortized through the extended maturity date of the revolving credit facility.

(4)	Under the terms of the revolving credit facility, we may exercise an option to extend the maturity date by one year.

The Company intends to borrow amounts under the revolving credit facility from time to time for general corporate purposes, to fund potential acquisitions, to finance development and redevelopment expenditures and to potentially repay long-term debt.

Debt Covenants and Restrictions

The revolving credit facility, the term loan facility, the unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a minimum fixed-charge coverage ratio, a minimum unsecured debt ratio, and a minimum unencumbered asset pool debt service coverage ratio. Noncompliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. We believe we were in compliance with all of our debt covenants as of December 31, 2013 and 2012.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Debt Maturities

The following table summarizes the stated debt maturities and scheduled amortization payments, excluding debt discounts and premiums, as of December 31, 2013:

Year	(in thousands)
2014	$265,346
2015	395,104
2016	249,431
2017	116,748
2018	451,728
Thereafter	718,011
Total (1)	$2,196,368
________________________

(1)	Includes gross principal balance of outstanding debt before impact of net unamortized premiums totaling approximately $8.6 million.

Capitalized Interest and Loan Fees

The following table sets forth gross interest expense reported in continuing operations, including debt discount/premium and loan cost amortization, net of capitalized interest, for the years ended December 31, 2013, 2012 and 2011. The interest expense capitalized was recorded as a cost of development and redevelopment, and increased the carrying value of undeveloped land and construction in progress. (See Note 17 “Discontinued Operations” for interest expense reported in discontinued operations).

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Gross interest expense	$111,238	$98,906	$94,915
Capitalized interest	(35,368)	(19,792)	(9,130)
Interest expense	$75,870	$79,114	$85,785

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.	Deferred Revenue and Acquisition Related Liabilities, net

Deferred revenue and acquisition-related liabilities, net consisted of the following at December 31, 2013 and 2012:

	December 31,
	2013	2012
	(in thousands)
Deferred revenue related to tenant-funded tenant improvements (1)	$48,341	$56,461
Other deferred revenue	3,169	2,314
Acquisition-related intangible liabilities, net (2)	49,776	59,129
Total	$101,286	$117,904
________________________

(1)	Excludes deferred revenue related to tenant-funded tenant improvements related to properties held for sale at December 31, 2013.

(2)	See Note 2 “Basis of Presentation and Significant Accounting Policies” and 4 “Deferred Leasing Costs and Acquisition-related Intangible Assets and Liabilities, net” for additional information.

Deferred Revenue Related to Tenant-funded Tenant Improvements

During the years ended December 31, 2013, 2012, and 2011, $10.7 million, $9.1 million, and $9.3 million, respectively, of deferred revenue related to tenant-funded tenant improvements (including discontinued operations) was amortized and recognized as rental income. The following is the estimated amortization of deferred revenue related to tenant-funded tenant improvements as of December 31, 2013 for the next five years and thereafter:

Year Ending	(in thousands)
2014	$8,686
2015	7,620
2016	7,165
2017	6,070
2018	4,479
Thereafter	14,321
Total	$48,341

9.    Noncontrolling Interests on the Company’s Consolidated Financial Statements

Common Units of the Operating Partnership

The Company owned a 97.8% and 97.6% common general partnership interest in the Operating Partnership as of December 31, 2013 and 2012, respectively. The remaining 2.2% and 2.4% common limited partnership interest as of December 31, 2013 and 2012, respectively, was owned by non-affiliate investors and certain of our executive officers and directors in the form of noncontrolling common units. There were 1,805,200 and 1,826,503 common units outstanding held by these investors, executive officers and directors as of December 31, 2013 and 2012, respectively.

The noncontrolling common units may be redeemed by unitholders for cash. Except under certain circumstances, we, at our option, may satisfy the cash redemption obligation with shares of the Company’s common stock on a one-for-one basis. If satisfied in cash, the value for each noncontrolling common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable redemption date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $90.8 million and $85.4 million as of December 31, 2013 and December 31, 2012, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each noncontrolling common unit in the event of our termination or liquidation. In the event of our termination or liquidation, it is expected in most cases that each common unit would be entitled to a liquidating distribution equal to the liquidating distribution payable in respect of each share of the Company’s common stock.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Noncontrolling Interest in Consolidated Subsidiary

The noncontrolling interest in consolidated subsidiary represents the third party equity interest in Redwood City Partners, LLC (see Note 3 “Acquisitions”). This noncontrolling interest was $4.9 million at December 31, 2013.

7.45% Series A Cumulative Redeemable Preferred Units of the Operating Partnership

On August 15, 2012 (the “Series A Redemption Date”), the Operating Partnership redeemed all 1,500,000 outstanding 7.45% Series A Cumulative Redeemable Preferred Units representing preferred limited partnership interests in the Operating Partnership (“Series A Preferred Units”). On the Series A Redemption Date, the Series A Preferred Units were redeemed at a redemption price equal to $50.00 per unit, representing $75.0 million in aggregate, plus all accrued and unpaid distributions to the Series A Redemption Date. During the year ended December 31, 2012, we recognized a non-recurring noncash charge of $2.1 million as a reduction to net income available to common stockholders for the original issuance costs related to the Series A Preferred Units.

10.	Stockholders’ Equity of the Company

2012 Preferred Stock Issuances

6.375% Series H and 6.875% Series G Cumulative Redeemable Preferred Stock

In August 2012, the Company issued 4,000,000 shares of its 6.375% Series H Cumulative Redeemable Preferred Stock (“Series H Preferred Stock”) at a public offering price of $25.00 per share, for a total of approximately $96.2 million of net proceeds, after deducting the underwriting discount and other offering-related costs. We used a portion of the net proceeds to redeem the Series A Preferred Units as discussed in Note 9 and the remaining portion for general corporate purposes. Dividends on the Series H Preferred Stock are cumulative and are payable quarterly in arrears on the 15th day of each February, May, August and November, and commenced on November 15, 2012. The Series H Preferred Stock is presented in stockholders’ equity on the consolidated balance sheet net of issuance costs.

In March 2012, the Company issued 4,000,000 shares of its 6.875% Series G Cumulative Redeemable Preferred Stock (“Series G Preferred Stock”) at a public offering price of $25.00 per share, for a total of approximately $96.2 million of net proceeds, after deducting the underwriting discount and other offering-related costs. We used the net proceeds to redeem the 7.80% Series E Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”) and 7.50% Series F Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”) as discussed below. Dividends on the Series G Preferred Stock are cumulative and are payable quarterly in arrears on the 15th day of each February, May, August and November, and commenced on May 15, 2012. The Series G Preferred Stock is presented in stockholders’ equity on the consolidated balance sheet net of issuance costs.

The outstanding shares of the Series G Preferred Stock and the Series H Preferred Stock do not have a stated maturity date and are not subject to any sinking fund or mandatory redemption. Upon liquidation, dissolution or winding up, the Series G Preferred Stock and the Series H Preferred Stock will rank senior to the Company’s common stock with respect to the payment of distributions and other amounts. Holders of the Series G Preferred Stock and the Series H Preferred Stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly dividend periods (whether or not consecutive). The Company may not redeem the Series G Preferred Stock prior to March 27, 2017 nor the Series H Preferred Stock prior to August 15, 2017, except in limited circumstances relating to the Company’s continuing qualification as a REIT and upon certain specified change in control transactions in which the Company’s shares of common stock and the acquiring or surviving entity common securities would not be listed on the NYSE, NYSE Amex or NASDAQ, or any successor exchanges. On or after March 27, 2017 or August 15, 2017, the Company may, at its option, redeem the Series G Preferred Stock or the Series H Preferred Stock, respectively, in whole or in part at any time or from time to time, by payment of $25.00 per share in cash, plus any accumulated, accrued and unpaid distributions through the date of redemption. Upon the occurrence of a specified change of control transaction, the Company may, at its option, redeem the Series G Preferred Stock or the Series H Preferred Stock in whole or in part within 120 days after the change of control occurred, by paying $25.00 per share in cash, plus any accrued and unpaid distributions through the date of redemption. If the Company does not exercise its right to redeem the Series G Preferred Stock or the Series H Preferred Stock upon the occurrence of a specified change of control transaction, the holders of Series G Preferred Stock and the Series H Preferred Stock have the right to convert some or all of their shares into a number of the Company’s shares of common stock based on a pre-determined

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

formula subject to a maximum share cap of 4,390,000 shares of common stock for the Series G Preferred Stock and 4,187,600 shares of common stock for the Series H Preferred Stock.

2012 Preferred Stock Redemption

7.80% Series E and 7.50% Series F Cumulative Redeemable Preferred Stock

On April 16, 2012 (the “Series E and F Redemption Date”), the Company redeemed all 1,610,000 outstanding shares of its Series E Preferred Stock and all 3,450,000 outstanding shares of its Series F Preferred Stock. On the Series E and F Redemption Date, the shares of Series E and Series F Preferred Stock (together, the “Redeemed Preferred Stock”) were redeemed at a redemption price equal to their stated liquidation preference of $25.00 per share, representing $126.5 million in aggregate, plus all accrued and unpaid dividends to the Series E and F Redemption Date.

During the year ended December 31, 2012, we recognized a non-recurring noncash charge of $4.9 million as a reduction to net income available to common stockholders for the original issuance costs related to the Redeemed Preferred Stock.

Common Stock

Issuance of Common Stock

In September 2013, the Company completed an underwritten public offering of 6,175,000 shares of its common stock. The net offering proceeds, after deducting sales agent compensation and offering expenses, were approximately $295.9 million. We used a portion of the net proceeds from the offering to fund acquisitions, repay borrowings under the revolving credit facility, and for general corporate purposes.

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

At-The-Market Stock Offering Program

Under our at-the-market stock offering program, which commenced in July 2011, we may offer and sell shares of our common stock having an aggregate gross sales price of up to $200.0 million from time to time in “at-the-market” offerings. The following table sets for information regarding sales of our common stock under our at-the-market offering program for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
	(in millions, except share data)
Share of common stock sold during the period	1,040,838	787,118	355,305
Aggregate gross proceeds	$55.3	$37.0	$13.0
Aggregate net proceeds after sales agent compensation	$54.4	$36.3	$12.8

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The proceeds sales were used to fund acquisitions, development and redevelopment expenditures and general corporate purposes including repayment of borrowings under the revolving credit facility. Since commencement of the program, we have sold 2,183,261 shares of common stock and, as of December 31, 2013, approximately $94.7 million remains available to be sold under this program. Actual future sales will depend upon a variety of factors including but not limited to market conditions, the trading price of the Company’s common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

Share Repurchases

An aggregate of 988,025 shares currently remain eligible for repurchase under a share-repurchase program approved by the Company’s board of directors in prior periods. The Company did not repurchase shares of common stock under this program during the years ended December 31, 2013, 2012 or 2011.

Accrued Dividends and Distributions

The following tables summarize accrued dividends and distributions for the noted outstanding shares of common stock, preferred stock, and noncontrolling units as of December 31, 2013 and 2012:

	December 31,
	2013	2012
	(in thousands)
Dividends and Distributions payable to:
Common stockholders	$28,754	$26,224
Noncontrolling common unitholders of the Operating Partnership	632	639
RSU holders (1)	405	367
Total accrued dividends and distribution to common stockholders and noncontrolling unitholders	29,791	27,230
Preferred stockholders	1,699	1,694
Total accrued dividends and distributions	$31,490	$28,924
______________________

(1)	The amount includes the value of the dividend equivalents that will be paid with additional fully-vested RSUs (see Note 12 “Share-Based Compensation” for additional information).

	December 31,
	2013	2012
Outstanding Shares and Units:
Common stock (1)	82,153,944	74,926,981
Noncontrolling common units	1,805,200	1,826,503
RSUs (2)	1,158,407	1,048,863
Series G Preferred stock	4,000,000	4,000,000
Series H Preferred stock	4,000,000	4,000,000
______________________

(1)	The amount includes nonvested shares.

(2)	The amount includes nonvested RSUs. Does not include the 143,022 market measure-based RSUs since not all the necessary performance conditions have been met as of December 31, 2013.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.	Preferred and Common Units of the Operating Partnership

2012 Preferred Unit Issuances

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

2012 Preferred Unit Redemption

7.45% Series A Cumulative Redeemable Preferred Units

On the Series A Redemption Date, the Operating Partnership redeemed all 1,500,000 outstanding units of its Series A Preferred Units as discussed in Note 9.

7.80% Series E and 7.50% Series F Cumulative Redeemable Preferred Units

On April 16, 2012, the Company redeemed all 1,610,000 outstanding units of its 7.80% Series E Cumulative Redeemable Preferred Units (“Series E Preferred Units”) and all 3,450,000 outstanding units of its 7.50% Series F Cumulative Redeemable Preferred Units (“Series F Preferred Units”). For each share of Series E and Series F Preferred Stock that was outstanding, the Company had an equivalent number of Series E Preferred Units and Series F Preferred Units outstanding with substantially similar terms as the Series E and Series F Preferred Stock.

Common Units

Issuance of Common Units

In September 2013, the Company completed an underwritten public offering of 6,175,000 shares of its common stock as discussed in Note 10. The net offering proceeds of approximately $295.9 million were contributed by the Company to the Operating Partnership in exchange for 6,175,000 common units.

In August 2012, the Company completed an underwritten public offering of 5,750,000 shares of its common stock as discussed in Note 10. The net offering proceeds of approximately $253.8 million were contributed by the Company to the Operating Partnership in exchange for 5,750,000 common units.

In July 2012, the Company issued 118,372 common units in connection with an operating property acquisition as discussed in Note 3. Each unit was valued at $47.34, which was the Company’s closing stock price on the NYSE on the acquisition date.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At-The-Market Stock Offering Program

During the year ended December 31, 2013, 2012 and 2011, the Company utilized its at-the-market stock offering program to issue shares of common stock as discussed in Note 10. The net offering proceeds and the shares of common stock contributed by the Company to the Operating Partnership in exchange for common units for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Year Ended December 31,
	2013	2012	2011
	(in millions, except share and per share data)
Shares of common stock contributed by the Company	1,040,838	787,118	355,305
Common units exchanged for share of common stock by the Company	1,040,838	787,118	355,305
Aggregate gross proceeds	$55.3	$37.0	$13.0
Aggregate net proceeds after sales agent compensation	$54.4	$36.3	$12.8

Common Units Outstanding

The following table sets forth the number of common units held by the Company and the number of common units held by non-affiliate investors and certain of our executive officers and directors in the form of noncontrolling common units as well as the ownership interest held on each respective date:

	December 31, 2013	December 31, 2012
Company owned common units in the Operating Partnership	82,153,944	74,926,981
Company owned general partnership interest	97.8%	97.6%
Noncontrolling common units of the Operating Partnership	1,805,200	1,826,503
Ownership interest of noncontrolling interest	2.2%	2.4%

For a further discussion of the noncontrolling common units during the years ended December 31, 2013 and 2012, refer to Note 9 “Noncontrolling Interests on the Company’s Consolidated Financial Statements”.

Accrued Distributions

The following tables summarize accrued distributions for the noted common and preferred units as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
	(in thousands)
Distributions payable to:
General partner	$28,754	$26,224
Common limited partners	632	639
RSU holders (1)	405	367
Total accrued distributions to common unitholders	29,791	27,230
Preferred unitholders	1,699	1,694
Total accrued distributions	$31,490	$28,924
______________________

(1)	The amount includes the value of the dividend equivalents that will be paid with additional fully-vested RSUs (see Note 12 “Share-Based Compensation” for additional information).

	December 31, 2013	December 31, 2012
Outstanding Units:
Common units held by the general partner	82,153,944	74,926,981
Common units held by the limited partners	1,805,200	1,826,503
RSUs (1)	1,158,407	1,048,863
Series G Preferred units	4,000,000	4,000,000
Series H Preferred units	4,000,000	4,000,000
______________________
(1) Does not include the 143,022 market measure-based RSUs since not all the necessary performance conditions have been met as of December 31, 2013.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.    Share-Based Compensation

Stockholder Approved Equity Compensation Plans

As of December 31, 2013, we maintained one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan as amended (the “2006 Plan”). As of December 31, 2013, 7,414 shares were available for grant under the 2006 Plan. The number of shares that remains available for grant is calculated using the weighted share counting provisions set forth in the 2006 Plan, which are based on the type of awards that are granted. The maximum number of shares available for grant subject to full value awards (which generally include equity awards other than options and stock appreciation rights) was 2,539 shares as of December 31, 2013.

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

Stock Award Deferral Program

We have a Stock Award Deferral Program (the “RSU Program”) under the 2006 Plan. Under the RSU Program, participants may defer receipt of awards of nonvested shares that may be granted by electing to receive an equivalent number of RSUs in lieu of nonvested shares. Each RSU represents the right to receive one share of our common stock in the future and is subject to the same vesting conditions that would have applied if the award had been issued in nonvested shares. RSUs carry with them the right to receive dividend equivalents such that participants receive additional, fully-vested RSUs at the time dividends are paid equal to the value of the dividend paid on the shares underlying participant RSUs. Shares issued in settlement of vested RSUs including RSUs paid on dividend equivalents will be distributed in a single lump sum distribution upon the earlier of (1) the date specified by the participant when the election is made or (2) upon other certain events specified under the RSU program.

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

On January 10, 2013, the Executive Compensation Committee of the Company’s Board of Directors granted 157,744 RSUs to certain officers of the Company. On April 4, 2013, the terms of 61,327 time-based RSUs were modified to include market and performance-based vesting requirements based on total shareholder return and FFO per share targets. The RSUs will vest in five equal annual installments over the five-years requisite service period based on the achievement of certain absolute or relative total shareholder return goals measured annually or, if neither

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of the shareholder return hurdles are achieved for an applicable year during the performance period, those RSUs will remain eligible to vest in a subsequent year (ending in 2018) based on the achievement of a cumulative total shareholder return goal, as well as (in each case) continued employment through the applicable vesting date. The Company’s closing stock price on the date of modification was $53.05. The compensation expense related to the modified RSUs will be recognized using the accelerated attribution expense method through the remainder of the five-year requisite service period.

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

On March 30, 2012, the Executive Compensation Committee of the Company’s Board of Directors granted 206,477 RSUs to the Company’s Chief Executive Officer. Fifty-percent of the RSUs granted will vest in seven equal annual installments beginning on December 31, 2012 through December 31, 2018, subject to continued employment through the applicable vesting date. The grant date fair value of these time-based RSUs was $4.8 million, which was based on the $46.61 closing share price of the Company’s common stock on the New York Stock Exchange on the grant date. Compensation expense will be recognized on a straight-line basis over the service vesting period for these time-based RSUs. The remaining 50% of the RSUs granted will vest in seven equal annual installments for each calendar year during 2012 through 2018 based on the achievement of certain absolute or relative total shareholder return goals measured annually or, if neither of the shareholder return hurdles are achieved for an applicable year during the performance period, those RSUs will remain eligible to vest in a subsequent year (ending in 2018) based on the achievement of a cumulative total shareholder return goal, as well as (in each case) continued employment through the applicable vesting date. The grant date fair value of these market measure-based RSUs was $4.3 million and was calculated using a Monte Carlo simulation pricing model based on the assumptions in the table below. The grant date fair value is allocated among each of the seven annual vesting tranches for these market measure-based RSUs and compensation expense will be recognized over the service vesting period using the accelerated expense attribution method.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

March 2012 Market Measure-based RSU Grant
Grant date fair value per share	$41.20
Expected share price volatility	31.00%
Risk-free interest rate	1.60%
Dividend yield	3.80%
Expected life	7 years

The computation of expected volatility is based on a blend of the historical volatility of our shares of common stock over 14 years as that is expected to be most consistent with future volatility and equates to a time period twice as long as the seven-year term of the RSUs and implied volatility data based on the observed pricing of six-month publicly-traded options on our shares of common stock. The risk-free interest rate is based on the yield curve on zero-coupon U.S. Treasury STRIP securities in effect at the grant date. The expected dividend yield is estimated by examining the average of the historical dividend yield levels over the seven-year term of the RSUs and our current annualized dividend yield as of the grant date. The expected life of the RSUs is equal to the seven year vesting period.

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

Summary of Market-Measure Based RSUs

A summary of our market-measure based RSU activity from January 1, 2013 through December 31, 2013 is presented below:

	Nonvested RSUs		Vested RSUs	Total RSUs
	Amount	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2013	88,491	$41.20	—	88,491
Granted	9,542	44.55	—	9,542
Vested	(16,338)	41.53	16,338	—
Settled (1)	—		(16,338)	(16,338)
Issuance of dividend equivalents	—		—	—
Modified from time based (2)	61,327	53.05	—	61,327
Canceled			—	—
Outstanding as of December 31, 2013	143,022	$46.47	—	143,022
_______________

(1)
Represents vested RSUs that were settled in cash or shares of the Company’s common stock. Total shares settled include 8,526 shares that were tendered in accordance with the terms of the 2006 Plan to satisfy minimum statutory tax withholding requirements related to the RSUs settled. We accept the return of RSUs, at the current quoted closing share price of the Company’s common stock to satisfy tax obligations.

(2)	On April 4, 2013 the terms of time-based RSU’s granted to certain officers of the Company in January were modified to include market-measure and performance-based vesting requirements.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of our market-measure based RSU activity for years ended December 31, 2013 and 2012 is presented below:

	RSUs Granted		RSUs Vested
Years ended December 31,	Non-Vested RSUs Issued	Weighted-Average Grant Date Fair Value Per Share	Vested RSUs	Total Vest-Date Fair Value (in thousands)
2013	9,542	$44.55	(16,338)	$811
2012	103,239	41.20	(14,748)	695

There were no market measure awards granted in 2011.

Summary of Time-Based RSUs

A summary of our time-based RSU activity from January 1, 2013 through December 31, 2013 is presented below:

	Nonvested RSUs		Vested RSUs	Total RSUs
	Amount	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2013	279,102	$41.30	769,761	1,048,863
Granted, net of forfeitures	173,758	49.45	—	173,758
Vested	(89,873)	40.33	89,873	—
Settled (1)			(26,886)	(26,886)
Issuance of dividend equivalents (2)			27,593	27,593
Modified to market-measure based (3)	(61,327)	53.05	—	(61,327)
Canceled (1)(4)			(3,594)	(3,594)
Outstanding as of December 31, 2013	301,660	$44.74	856,747	1,158,407
_______________

(1)
Represents vested RSUs that were settled in cash or shares of the Company’s common stock. Total shares settled include 13,490 shares that were tendered in accordance with the terms of the 2006 Plan to satisfy minimum statutory tax withholding requirements related to the RSUs settled. We accept the return of RSUs, at the current quoted closing share price of the Company’s common stock to satisfy tax obligations.

(2)	RSUs issued as dividend equivalents are vested upon issuance.

(3)	On April 4, 2013, the terms of time-based RSUs granted to certain officers of the Company in January were modified to include market-measure based vesting requirements.

(4)
For shares vested, but not yet settled, we accept the return of RSUs, at the current quoted closing share price of the Company’s common stock, to satisfy minimum statutory tax-withholding requirements related to either the issuance or vesting of RSUs in accordance with the terms of the 2006 Plan.

A summary of our time-based RSU activity for the years ended December 31, 2013, 2012 and 2011 is presented below:

	RSUs Granted		RSUs Vested
Year ended December 31,	Non-Vested RSUs Issued	Weighted-Average Grant Date Fair Value Per Share	Vested RSUs	Total Vest-Date Fair Value (1) (in thousands)
2013	173,758	$49.45	(89,873)	$4,495
2012	204,829	44.34	(73,688)	3,118
2011	107,673	37.94	(85,466)	3,273
_______________

(1)	Total fair value of RSUs vested was calculated based on the quoted closing share price of the Company’s common stock on the NYSE on the day of vesting.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summary of Nonvested Restricted Stock

A summary of our nonvested restricted stock activity from January 1, 2013 through December 31, 2013 is presented below:

	Non-Vested Restricted Stock	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2013	95,241	$40.42
Granted	—	—
Vested (1)	(47,291)	39.12
Outstanding as of December 31, 2013	47,950	$41.71
_______________

(1)
The total shares vested include 20,880 shares that were tendered in accordance with the terms of the 2006 Plan to satisfy minimum statutory tax withholding requirements related to the restricted shares that have vested. We accept the return of shares at the current quoted closing share price of the Company’s common stock to satisfy tax obligations.

A summary of our nonvested and vested restricted stock activity for years ended December 31, 2013, 2012 and 2011 is presented below:

	Shares Granted		Shares Vested
Years ended December 31,	Non-Vested Shares Issued	Weighted-Average Grant Date Fair Value Per Share	Vested Shares	Total Fair Value at Vest Date(1) (in thousands)
2013	—	$—	(47,291)	$2,290
2012	62,137	41.84	(50,862)	2,110
2011	68,727	37.83	(34,793)	1,334
_______________

(1)	Total fair value of shares vested was calculated based on the quoted closing share price of the Company’s common stock on the NYSE on the date of vesting.

Summary of Stock Options

On February 22, 2012, the Executive Compensation Committee of the Company granted non-qualified stock options to certain key members of our senior management team, including our executive officers, to purchase an aggregate 1,550,000 shares of the Company’s common stock at an exercise price per share equal to $42.61, the closing price of the Company’s common stock on the grant date (the “February 2012” grant). The options will vest ratably in annual installments over a five year period, subject to continued employment through the applicable vesting date. The term of each option is ten years from the date of the grant. Dividends will not be paid on vested or unvested options. The options were granted pursuant to the 2006 Plan.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of our stock option activity from January 1, 2013 through December 31, 2013 is presented below:

	Number of Options	Exercise Price	Remaining Contractual Term (years)
Outstanding at January 1, 2013	1,540,000	$42.61
Granted	—	—
Exercised	(3,000)	42.61
Forfeited	(12,000)	42.61
Outstanding at December 31, 2013 (1)(2)	1,525,000	$42.61	8.2
_______________

(1)	As of December 31, 2013, 305,000 of the outstanding stock options were exercisable.

(2)	The total intrinsic value of options outstanding at December 31, 2013 was $11.5 million.

Share-based Compensation Cost Recorded During the Period

The total compensation cost for all share-based compensation programs was $9.6 million, $8.5 million and $5.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. Of the total share-based compensation costs, $0.9 million, $0.9 million and $1.1 million was capitalized as part of real estate assets for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, there was approximately $25.5 million of total unrecognized compensation cost related to nonvested incentive awards granted under share-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.2 years. The remaining compensation cost related to these nonvested incentive awards had been recognized in periods prior to December 31, 2013. The $25.5 million of unrecognized compensation costs does not reflect the future compensation cost related to share-based awards that were granted subsequent to December 31, 2013.

13.	Employee Benefit Plans

401(k) Plan

We have a retirement savings plan designed to qualify under Section 401(k) of the Code (the “401(k) Plan”). Our employees are eligible to participate in the 401(k) Plan on the first day of the month after three months of service. The 401(k) Plan allows eligible employees (“401(k) Participants”) to defer up to 60% of their eligible compensation on a pre-tax basis, subject to certain maximum amounts allowed by the Code. The 401(k) Plan provides for a matching contribution by the Company in an amount equal to 50 cents of each one dollar of participant contributions up to a maximum of 10% of the 401(k) Participant’s annual salary. 401(k) Participants vest immediately in the amounts contributed by us. For each of the years ended December 31, 2013, 2012, and 2011, we contributed $0.9 million, $0.7 million and $0.6 million, respectively, to the 401(k) Plan.

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

See Note 16 “Fair Value Measurements and Disclosures” for further discussion of our Deferred Compensation Plan assets as of December 31, 2013 and 2012. Our liability of $9.9 million and $7.3 million under the Deferred Compensation Plan was fully funded as of December 31, 2013 and 2012, respectively.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.	Future Minimum Rent

We have operating leases with tenants that expire at various dates through 2027 and are either subject to scheduled fixed increases or adjustments in rent based on the Consumer Price Index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future contractual minimum rent under operating leases as of December 31, 2013 for future periods is summarized as follows:

Year Ending	(in thousands)
2014	$387,188
2015	371,948
2016	351,540
2017	309,221
2018	252,933
Thereafter	725,964
Total	$2,398,794

15.	Commitments and Contingencies

General

As of December 31, 2013, we had commitments of approximately $645.4 million, excluding our ground lease commitments, for contracts and executed leases directly related to our operating and redevelopment properties.

Ground Leases

The following table summarizes our properties that are held subject to long-term noncancellable ground lease obligations and the respective contractual expiration dates:

Property	Contractual Expiration Date (1)
601 108th Ave NE, Bellevue, WA	November 2093
701, 801 and 837 N. 34th Street, Seattle, WA (2)	December 2041
Kilroy Airport Center Phases I, II, and III, Long Beach, CA	July 2084
____________________

(1)	Reflects the contractual expiration date prior to the impact of any extension or purchase options held by the Company.

(2)	The Company has three 10 year and one 45 year extension option for this ground lease which if exercised would extend the expiration date to December 2116.

The minimum commitment under our ground leases as of December 31, 2013 for five years and thereafter was as follows:

Year Ending	(in thousands)
2014	$3,095
2015	3,095
2016	3,095
2017	3,095
2018	3,095
Thereafter	156,912
Total (1)(2)(3)(4)	$172,387
________________________

(1)	Reflects the minimum ground lease obligations before the impact of ground lease extension options.

(2)
One of our ground lease obligations is subject to a fair market value adjustment every five years; however, the lease includes ground rent subprotection and infrastructure rent credits which currently limit our annual rental obligations to $1.0 million. The contractual obligations for that ground lease included above assumes the lesser of $1.0 million or annual lease rental obligation in effect as of December 31, 2013.

(3)
One of our ground lease obligations includes a component which is based on the percentage of gross income that exceeds the minimum ground rent. The minimum rent is subject to increases every five years based on 50% of the average annual percentage rent for the previous five years. Currently, gross income does not exceed the threshold requiring us to pay percentage rent. The contractual obligations for that ground lease included above assume the annual lease rental obligation in effect as of December 31, 2013.

(4)
One of our ground lease obligations is subject to a fair market value adjustment every five years based on a combination of CPI adjustments and third-party appraisals limited to maximum increases annually. The contractual obligations included above assume the annual lease rental obligation in effect as of December 31, 2013.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Litigation

We and our properties are subject to litigation arising in the ordinary course of business. To our knowledge, neither we nor any of our properties are presently subject to any litigation or threat of litigation which, if determined unfavorably to us, would have a material adverse effect on our cash flow, financial condition, or results of operations.

Property Damage Settlement

During the year ended December 31, 2013, we settled an outstanding matter related to property damage at one of our properties. In connection with this settlement, we received cash payments of $5.2 million and $0.9 million, during the years ended December 31, 2013 and December 31, 2012, respectively, and recognized this amount in other property income.

Settlements with Prior Tenants

During the year ended December 31, 2013, we settled an outstanding matter with a prior tenant at one of the properties disposed of in December 2012. In connection with this settlement, we received a net cash payment of $3.7 million, which is included in income from discontinued operations in our consolidated statements of operations in 2013.

During the year ended December 31, 2011, we settled a matter with a prior tenant at one of the properties held for sale as of December 31, 2013. In connection with this settlement, we received a net cash payment totaling $3.7 million. In the fourth quarter of 2012, we received the final cash distribution under the bankruptcy claim of $0.9 million. Both payments are included in income from discontinued operations in our consolidated statements of operations.

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

Assets and Liabilities Reported at Fair Value

The only assets we record at fair value on our consolidated financial statements are the marketable securities related to our Deferred Compensation Plan (see Note 13 “Employee Benefit Plans” for additional information). The following table sets forth the fair value of our marketable securities as of December 31, 2013 and 2012:

	Fair Value (Level 1) (1)
	2013	2012
Description	(in thousands)
Marketable securities (2)	$10,008	$7,435
_______________

(1)	Based on quoted prices in active markets for identical securities.

(2)	The marketable securities are held in a limited rabbi trust.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following table sets forth the net gain (loss) on marketable securities recorded during the years ended December 31, 2013, 2012 and 2011:

	December 31,
	2013	2012	2011
Description	(in thousands)
Net gain (loss) on marketable securities	$1,489	$723	$(153)

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our other financial instruments as of December 31, 2013 and 2012:

	December 31,
	2013		2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Liabilities
Secured debt (1)	$560,434	$568,760	$561,096	$591,993
Exchangeable senior notes, net (1)	168,372	178,190	163,944	181,223
Unsecured debt, net (2)	1,431,132	1,523,052	1,130,895	1,254,047
Unsecured line of credit (1)	45,000	45,012	185,000	185,049
_______________

(1)	Fair value calculated using Level II inputs which are based on model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

(2)
Fair value calculated primarily using Level I inputs which are based on quoted prices for identical instruments in active markets. The carrying value and fair value of the Level I instruments was $873.5 million and $929.3 million, respectively, as of December 31, 2013. The carrying value and fair value of the Level I instruments at December 31, 2012, was $573.0 million and $653.0 million, respectively. The carrying value and fair value of the Level II instruments was $557.7 million and $593.7 million, respectively, as of December 31, 2013. The carrying value and fair value of the Level II instruments at December 31, 2012, was $558.0 million and$601.0 million, respectively.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17.	Discontinued Operations

Properties Held for Sale

As of December 31, 2013, the following properties were classified as held for sale:

Location	City/Submarket	Property Type	Number of Buildings	Rentable Square Feet (unaudited)
San Diego Properties, San Diego, CA (1)	I-15 Corridor/Sorrento Mesa	Office	12	1,049,035
________________________

(1)
The San Diego Properties included the following: 10020 Pacific Mesa Boulevard, 6055 Lusk Avenue, 5010 and 5005 Wateridge Vista Drive, 15435 and 15445 Innovation Drive, and 15051, 15073, 15231, 15253, 15333 and 15378 Avenue of Science.

There were no properties held for sale as of December 31, 2012. On January 9, 2014, the Company completed the sale of the 12 properties located in San Diego, California. See Note 23 “Subsequent Events” for further details.

Dispositions

The following table summarizes the properties sold during the years ended December 31, 2013, 2012 and 2011:

Location	Property Type	Month of Disposition	Number of Buildings	Rentable Square Feet (unaudited)	Sales Price (in millions) (1)
2013 Dispositions
26541 Agoura Road, Calabasas, CA	Office	June	1	90,156	$14.7
8101 Kaiser Boulevard, Anaheim, CA	Office	October	1	59,790	9.6
4910 Directors Place, San Diego CA	Office	December	1	50,360	32.6
Total 2013 dispositions			3	200,306	$56.9

2012 Dispositions
15004 Innovation Drive and 10243 Genetic Center Drive, San Diego, CA	Office	January	2	253,676	$146.1
Industrial Portfolio (2)	Industrial	November/December	39	3,413,354
5151, 5153 & 5155 Camino Ruiz, Camarillo, CA	Office	December	4	265,372
4175 E. La Palma Avenue, Anaheim, CA	Office	December	1	43,263
Subtotal industrial portfolio			44	3,721,989	354.2
Total 2012 dispositions			46	3,975,665	$500.3

2011 Dispositions
10350 Barnes Canyon and 10120 Pacific Heights Drive, San Diego, CA	Office	September	2	90,558	$23.9
2031 E. Mariposa Avenue, Los Angeles, CA	Industrial	December	1	192,053	42.2
Total 2011 dispositions			3	282,611	$66.1
__________________

(1)	Represents gross sales price before the impact of broker commissions and closing costs.

(2)	The industrial portfolio was sold in two tranches in November and December 2012 to two separate third party buyers.

At December 31, 2013 and 2012, approximately $32.2 million and $228.8 million, respectively, of net proceeds related to the sale of the buildings during the years ended December 31, 2013 and 2012 were temporarily being held at a qualified intermediary, at our direction, for the purpose of facilitating Section 1031 Exchanges. The cash proceeds are included in restricted cash on the consolidated balance sheets at December 31, 2013 and 2012. In February 2014, we successfully completed one of the Section 1031 Exchanges and the $32.2 million cash proceeds were released from the qualified intermediary. In January 2013, we successfully completed two Section 1031 Exchanges and $228.8 million cash proceeds were released from the qualified intermediary.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The major classes of assets and liabilities of the properties held for sale as of December 31, 2013 were as follows:

Real estate assets and other assets held for sale	(in thousands)
Land and improvements	$49,656
Buildings and improvements	209,594
Total real estate held for sale	259,250
Accumulated depreciation and amortization	(63,110)
Total real estate held for sale, net	196,140
Current receivables, net	269
Deferred rent receivables, net	8,978
Deferred leasing costs and acquisition-related intangible assets, net	5,791
Prepaid expenses and other assets, net	1,922
Real estate and other assets held for sale, net	$213,100

Liabilities and deferred revenue of real estate assets held for sale
Accounts payable, accrued expenses and other liabilities	$1,153
Deferred revenue and acquisition-related intangible liabilities, net	10,723
Rents received in advance and tenant security deposits	2,571
Liabilities and deferred revenue of real estate assets held for sale	$14,447

Discontinued Operations

For the years ended December 31, 2013, 2012 and 2011, discontinued operations included the income of all properties sold in 2013, 2012 and 2011 and classified as held for sale at December 31, 2013. For the years ended December 31, 2012 and 2011, discontinued operations also included the income of all the properties sold in 2012. For the year ended December 31, 2011, discontinued operations also included the income of all the properties sold in 2011 and classified as held for sale as of December 31, 2011. The following table summarizes the revenue and expense components that comprise income from discontinued operations for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Revenues:
Rental income	$24,694	$42,240	$59,266
Tenant reimbursements	3,408	6,322	8,522
Other property income	4,619	1,912	4,935
Total revenues	32,721	50,474	72,723
Expenses:
Property expenses	4,716	7,724	9,832
Real estate taxes	2,784	4,935	6,652
Provision for bad debts	(8)	(195)	(51)
Ground leases	—	—	214
Depreciation and amortization	8,753	16,649	20,966
Interest expense (1)	—	—	3,624
Total expenses	16,245	29,113	41,237
Income from discontinued operations before net gain on dispositions of discontinued operations	16,476	21,361	31,486
Net gain on dispositions of discontinued operations	12,252	259,245	51,587
Total income from discontinued operations	$28,728	$280,606	$83,073
__________________

(1)	Interest expense relates to a $70.0 million mortgage loan that was secured by 13 of our industrial properties. The mortgage loan was repaid in October 2011 prior to maturity.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

18.	Net Income Available to Common Stockholders Per Share of the Company

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted per-share computations for net income available to common stockholders for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except unit and per unit amounts)
Numerator:
Income (loss) from continuing operations	$15,837	$(3,505)	$(15,584)
(Income) loss from continuing operations attributable to noncontrolling common units of the Operating Partnership	(56)	609	863
Preferred distributions and dividends	(13,250)	(21,088)	(15,196)
Allocation to participating securities (1)	(1,689)	(1,602)	(1,309)
Numerator for basic and diluted income (loss) from continuing operations available to common stockholders	842	(25,586)	(31,226)
Income from discontinued operations	28,728	280,606	83,073
Income from discontinued operations attributable to noncontrolling common units of the Operating Partnership	(629)	(6,796)	(2,337)
Numerator for basic and diluted net income available to common stockholders	$28,941	$248,224	$49,510
Denominator:
Basic weighted average vested shares outstanding	77,343,853	69,639,623	56,717,121
Effect of dilutive securities – contingently issuable shares and stock options	1,765,025	—	—
Diluted weighted average vested shares and common stock equivalents outstanding	79,108,878	69,639,623	56,717,121
Basic earnings per share:
Income (loss) from continuing operations available to common stockholders per share	$0.01	$(0.37)	$(0.55)
Income from discontinued operations per share of common stock	0.36	3.93	1.42
Net income available to common stockholders per share	$0.37	$3.56	$0.87
Diluted earnings per share:
Income (loss) from continuing operations available to common stockholders per share	$0.01	$(0.37)	$(0.55)
Income from discontinued operations per share of common stock	0.35	3.93	1.42
Net income available to common stockholders per share	$0.36	$3.56	$0.87
________________________

(1)	Participating securities include nonvested shares, vested and non-vested time-based RSUs and vested market-measure RSUs.

The impact of the contingently issuable shares, which consist of the 4.25% Exchangeable Notes and 1,525,000 stock options, were considered in our diluted earnings per share calculation for year ended December 31, 2013 because we reported income from continuing operations attributable to common stockholders in the respective period and the effect was dilutive. The 143,022 market measure-based RSUs are not included in dilutive securities since they are considered contingently issuable shares as not all the necessary performance conditions have been met as of December 31, 2013. The impact of the Exchangeable Notes and stock options was not considered in our diluted earnings per share calculation for the years ended December 31, 2012 and 2011 because we reported a loss from continuing operations attributable to common stockholders and the effect was anti-dilutive. See Note 7 “Secured and Unsecured Debt of the Operating Partnership” for additional information regarding the Exchangeable Notes and Note 12 “Share-Based Compensation” for additional information regarding the stock options and other share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

19.	Net Income Available to Common Unitholders Per Unit of the Operating Partnership

The following table reconciles the numerator and denominator in computing the Operating Partnership’s basic and diluted per-unit computations for net income available to common unitholders for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except unit and per unit amounts)
Numerator:
Income (loss) from continuing operations	$15,837	$(3,505)	$(15,584)
Income from continuing operations attributable to noncontrolling interests in consolidated subsidiaries	(224)	(174)	(529)
Preferred distributions	(13,250)	(21,088)	(15,196)
Allocation to participating securities (1)	(1,689)	(1,602)	(1,309)
Numerator for basic and diluted income (loss) from continuing operations available to common unitholders	674	(26,369)	(32,618)
Income from discontinued operations	28,728	280,606	83,073
Income from discontinued operations attributable to noncontrolling interests in consolidated subsidiaries	—	(464)	—
Numerator for basic and diluted net income available to common unitholders	$29,402	$253,773	$50,455
Denominator:
Basic weighted average vested units outstanding	79,166,260	71,403,258	58,437,444
Effect of dilutive securities - contingently issuable shares and stock options	1,765,025	—	—
Diluted weighted average vested units and common unit equivalents outstanding	80,931,285	71,403,258	58,437,444
Basic earnings per unit:
Income (loss) from continuing operations available to common unitholders per unit	$0.01	$(0.37)	$(0.56)
Income from discontinued operations per common unit	0.36	3.93	1.42
Net income available to common unitholders per unit	$0.37	$3.56	$0.86
Diluted earnings per unit:
Income (loss) from continuing operations available to common unitholders per unit	$0.01	$(0.37)	$(0.56)
Income from discontinued operations per common unit	0.35	3.93	1.42
Net income available to common unitholders per unit	$0.36	$3.56	$0.86
________________________

(1)	Participating securities include nonvested shares, vested and non-vested time-based RSUs and vested market-measure RSUs.

The impact of the contingently issuable units, which consist of the 4.25% Exchangeable Notes and 1,525,000 stock options, were considered in our diluted earnings per unit calculation for the years ended December 31, 2013 because the Operating Partnership reported income from continuing operations attributable to common unitholders in the respective periods and the effect was dilutive. The 143,022 market measure-based RSUs are not included in dilutive securities since they are considered contingently issuable shares as not all the necessary performance conditions have been met as of December 31, 2013. The impact of the Exchangeable Notes and stock options was not considered in our diluted earnings per unit calculation for the years ended December 31, 2012 and 2011 because the Operating Partnership reported a loss from continuing operations attributable to common unitholders and the effect was anti-dilutive. See Note 7 “Secured and Unsecured Debt of the Operating Partnership” for additional information regarding the Exchangeable Notes and Note 12 “Share-Based Compensation” for additional information regarding the stock options and other share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

20.	Tax Treatment of Distributions

The following table reconciles the dividends declared per share of common stock to the dividends paid per share of common stock during the years ended December 31, 2013, 2012 and 2011 as follows:

	Year Ended December 31,
Dividends	2013	2012	2011
Dividends declared per share of common stock	1.400	1.400	1.400
Less: Dividends declared in the current year and paid in the following year	(0.350)	(0.350)	(0.350)
Add: Dividends declared in the prior year and paid in the current year	0.350	0.350	0.350
Dividends paid per share of common stock	1.400	1.400	1.400

The unaudited income tax treatment for the dividends to common stockholders reportable for the years ended December 31, 2013, 2012 and 2011 as identified in the table above was as follows:

	Year Ended December 31,
Shares of Common Stock	2013		2012		2011
Ordinary income	$0.756	54.00%	$0.577	41.21%	$0.230	16.43%
Qualified dividend	0.003	0.21	—	—	—	—
Return of capital	0.620	44.29	0.823	58.79	1.170	83.57
Capital gains (1)	—	—	—	—	—	—
Unrecaptured section 1250 gains	0.021	1.50	—	—	—	—
	$1.400	100.00%	$1.400	100.00%	$1.400	100.00%
_________________

(1)	Capital gains are comprised entirely of 20% rate gains for 2013 and 15% rate gains for 2012 and 2011.

The 6.875% Series G Cumulative Redeemable Preferred Stock was issued in March 2012. The unaudited income tax treatment for the dividends to Series G preferred stockholders reportable for the years ended December 31, 2013 and 2012 was as follows:

	Year Ended December 31,
Preferred Shares	2013		2012
Ordinary income	$1.668	97.03%	$1.089	100.00%
Qualified dividend	0.006	0.35	—	—
Capital gains (1)	—	—	—	—
Unrecaptured section 1250 gains	0.045	2.62	—	—
	$1.719	100.00%	$1.089	100.00%
__________________

(1)	Capital gains are comprised entirely of 20% rate gains for 2013 and 15% rate gains for 2012.

The 6.375% Series H Cumulative Redeemable Preferred Stock was issued in August 2012. The unaudited income tax treatment for the dividends to Series H preferred stockholders reportable for the years ended December 31, 2013 and 2012 was as follows:

	Year Ended December 31,
Preferred Shares	2013		2012
Ordinary income	$1.546	96.99%	$0.398	100.00%
Qualified dividend	0.006	0.38	—	—
Capital gains (1)	—	—	—	—
Unrecaptured section 1250 gains	0.042	2.63	—	—
	$1.594	100.00%	$0.398	100.00%
__________________

(1)	Capital gains are comprised entirely of 20% rate gains for 2013 and 15% rate gains for 2012.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The 7.80% Series E Cumulative Redeemable Preferred Stock was redeemed on April 16, 2012. The unaudited income tax treatment for the dividends to Series E preferred stockholders reportable for the years ended December 31, 2012 and 2011 is seen in the table below.

	Year Ended December 31,
Preferred Shares	2012		2011
Ordinary income	$0.818	100.00%	$1.950	100.00%
Capital gains (1)	—	—	—	—
Unrecaptured section 1250 gains	—	—	—	—
	$0.818	100.00%	$1.950	100.00%
__________________

(1)	Capital gains are comprised entirely of 15% rate gains.

The 7.50% Series F Cumulative Redeemable Preferred Stock was redeemed on April 16, 2012. The unaudited income tax treatment for the dividends to Series F preferred stockholders reportable for the years ended December 31, 2012 and 2011 is seen in the table below.

	Year Ended December 31,
Preferred Shares	2012		2011
Ordinary income	$0.786	100.00%	$1.875	100.00%
Capital gains (1)	—	—	—	—
Unrecaptured section 1250 gains	—	—	—	—
	$0.786	100.00%	$1.875	100.00%
_________________

(1)	Capital gains are comprised entirely of 15% rate gains.

21.	Quarterly Financial Information of the Company (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2013 and 2012 was as follows:

	2013 Quarter Ended (1)
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
Revenues from continuing operations (2)	$110,964	$117,835	$115,697	$120,602
Income from continuing operations (2)	186	7,437	2,683	5,531
Income from discontinued operations (2)	2,202	2,666	6,344	17,516
Net income	2,388	10,103	9,027	23,047
Net income attributable to Kilroy Realty Corporation	2,409	9,946	8,897	22,628
Preferred dividends and distributions	(3,313)	(3,313)	(3,312)	(3,312)
Net (loss) income available to common stockholders	(904)	6,633	5,585	19,316
Net (loss) income available to common stockholders per share – basic	(0.02)	0.08	0.07	0.23
Net (loss) income available to common stockholders per share – diluted	(0.02)	0.08	0.07	0.23

	2012 Quarter Ended (1)
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
Revenues from continuing operations (2)	$85,858	$91,584	$98,985	$104,573
(Loss) income from continuing operations (2)	(848)	(1,873)	(2,141)	1,357
Income from discontinued operations (2)	79,519	4,150	4,663	192,274
Net income	78,671	2,277	2,522	193,631
Net income attributable to Kilroy Realty Corporation	76,876	2,297	2,589	189,152
Preferred dividends and distributions	(9,336)	(3,097)	(5,342)	(3,313)
Net income (loss) available to common stockholders	67,540	(800)	(2,753)	185,839
Net income (loss) available to common stockholders per share – basic	1.06	(0.02)	(0.04)	2.49
Net income (loss) available to common stockholders per share – diluted	1.06	(0.02)	(0.04)	2.49
____________________

(1)
The summation of the quarterly financial data may not equal the annual number reported on the consolidated statements of operations due to rounding. The summation of the quarterly net income (loss) available to common stockholders per share does not equal the annual number reported on the consolidated statements of operations due to the impact of equity offerings that occurred during the years ended December 31, 2013 and 2012.

(2)
All periods have been adjusted from amounts previously disclosed in our quarterly filings on Form 10-Q to reclassify amounts related to discontinued operations (see Note 17 “Discontinued Operations” for additional information).

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

22.	Quarterly Financial Information of the Operating Partnership (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2013 and 2012 was as follows:

	2013 Quarter Ended (1)
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per unit amounts)
Revenues from continuing operations (2)	$110,964	$117,835	$115,697	$120,602
Income (loss) from continuing operations (2)	186	7,437	2,683	5,531
Income from discontinued operations (2)	2,202	2,666	6,344	17,516
Net income	2,388	10,103	9,027	23,047
Net income attributable to the Operating Partnership	2,319	10,041	8,980	23,001
Preferred distributions	(3,313)	(3,313)	(3,312)	(3,312)
Net income (loss) available to common unitholders	(994)	6,728	5,668	19,689
Net income (loss) available to common unitholders per unit – basic	(0.02)	0.08	0.07	0.23
Net income (loss) available to common unitholders per unit – diluted	(0.02)	0.08	0.07	0.23

	2012 Quarter Ended (1)
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per unit amounts)
Revenues from continuing operations (2)	$85,858	$91,584	$98,985	$104,573
Income from continuing operations (2)	(848)	(1,873)	(2,141)	1,357
Income from discontinued operations (2)	79,519	4,150	4,663	192,274
Net income	78,671	2,277	2,522	193,631
Net income attributable to the Operating Partnership	78,618	2,234	2,474	193,137
Preferred distributions	(9,336)	(3,097)	(5,342)	(3,313)
Net income (loss) available to common unitholders	69,282	(863)	(2,868)	189,824
Net income (loss) available to common unitholders per unit – basic	1.05	(0.02)	(0.04)	2.48
Net income (loss) available to common unitholders per unit – diluted	1.05	(0.02)	(0.04)	2.44
___________________

(1)
The summation of the quarterly financial data may not equal the annual number reported on the consolidated statements of operations due to rounding. The summation of the quarterly net income (loss) available to common unitholders per unit does not equal the annual number reported on the consolidated statements of operations due to the impact of equity offerings that occurred during the years ended December 31, 2013 and 2012.

(2)	All periods have been adjusted from amounts previously disclosed in our quarterly filings on Form 10-Q to reclassify amounts related to discontinued operations (see Note 17 “Discontinued Operations”).

23.	Subsequent Events

On January 9, 2014, the Company completed the sale of the 12 properties located in San Diego, California that were held for sale at December 31, 2013 for a gross sales price of $294.7 million.

On January 15, 2014, aggregate dividends, distributions and dividend equivalents of $29.8 million were paid to common stockholders and common unitholders of record on December 31, 2013 and RSU holders of record on January 15, 2014.

On January 29, 2014, the Executive Compensation Committee granted 236,604 RSUs to the Executive Officers and other key employees under the 2006 Plan. 119,098 of these RSUs are subject to market and performance-based vesting requirements, which could cause the final vested amount of RSUs to increase or decrease. The compensation cost related to the time-based RSUs is expected to be recognized over a period of four years. The compensation cost related to the market-measure based RSUs is expected to be recognized over a period of three years. In addition, if our stockholders do not approve an increase to the share limit under our 2006 Plan then these awards may be cash settled and will be subject to variable plan accounting until a sufficient amount of shares are authorized for issuance under the 2006 Plan to cover the payment of these awards.

On February 13, 2014, the Board of Directors declared a regular quarterly cash dividend of $0.35 per share of common stock payable on April 16, 2014 to stockholders of record on March 31, 2014. The Board of Directors also declared a dividend of $0.42969 per share on the Series G Preferred Stock and $0.39844 per share on the Series H Preferred Stock for the period commencing on and including February 18, 2014 and ending on and including May 14, 2014. The dividend will be payable on May 15, 2014 to Series G Preferred and Series H Preferred stockholders of record on April 30, 2014.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2013, 2012 and 2011
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses (1)	Recoveries (Deductions)	Balance at End of Period
Allowance for Uncollectible Tenant Receivables for the year ended December 31,
2013 – Allowance for uncollectible tenant receivables	$2,581	$396	$(843)	$2,134
2012 – Allowance for uncollectible tenant receivables	2,590	(42)	33	2,581
2011 – Allowance for uncollectible tenant receivables	2,819	923	(1,152)	2,590
Allowance for Unbilled Deferred Rent for the year ended December 31,
2013 – Allowance for deferred rent	$2,607	$—	$(532)	$2,075
2012 – Allowance for deferred rent	3,406	—	(799)	2,607
2011 – Allowance for deferred rent	3,831	(279)	(146)	3,406
_______________

(1)	Includes amounts reported in Discontinued Operations (see Note 17 “Discontinued Operations”).

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2013

	Initial Cost					Gross Amounts at Which Carried at Close of Period
Property Location	Encumb- rances		Land and improve-ments	Buildings and Improve- ments	Costs Capitalized Subsequent to Acquisition/ Improvement	Land and improve-ments	Buildings and Improve- ments	Total	Accumulated Depreciation	Deprecia- tion Life (1)	Date of Acquisition (A)/ Construction (C) (2)		Rentable Square Feet (3) (unaudited)
	(in thousands)
Office Properties:
23925 Park Sorrento, Calabasas, CA	$8,972	(5)	$50	$2,346	$306	$50	$2,652	$2,702	$1,355	35	2001	(C)	11,789
23975 Park Sorrento, Calabasas, CA		(5)	765	17,720	5,703	765	23,423	24,188	11,838	35	2002	(C)	104,797
24025 Park Sorrento, Calabasas, CA		(5)	845	15,896	4,739	845	20,635	21,480	10,722	35	2000	(C)	108,670
2240 E. Imperial Highway, El Segundo, CA			1,044	11,763	25,423	1,048	37,182	38,230	18,782	35	1983	(C)	122,870
2250 E. Imperial Highway, El Segundo, CA			2,579	29,062	28,016	2,547	57,110	59,657	42,353	35	1983	(C)	298,728
2260 E. Imperial Highway, El Segundo, CA			2,518	28,370	35,519	2,547	63,860	66,407	2,809	35	1983	(C)	298,728
909 Sepulveda Blvd., El Segundo, CA	67,663	(6)	3,577	34,042	42,343	3,577	76,385	79,962	23,669	35	2005	(C)	241,607
999 Sepulveda Blvd., El Segundo, CA		(6)	1,407	34,326	11,677	1,407	46,003	47,410	15,113	35	2003	(C)	128,592
3750 Kilroy Airport Way, Long Beach, CA				1,941	10,327		12,268	12,268	8,618	35	1989	(C)	10,457
3760 Kilroy Airport Way, Long Beach, CA				17,467	8,888		26,355	26,355	20,057	35	1989	(C)	165,278
3780 Kilroy Airport Way, Long Beach, CA				22,319	14,766		37,085	37,085	30,223	35	1989	(C)	219,745
3800 Kilroy Airport Way, Long Beach, CA				19,408	15,265		34,673	34,673	17,783	35	2000	(C)	192,476
3840 Kilroy Airport Way, Long Beach, CA				13,586	9,218		22,804	22,804	11,827	35	1999	(C)	136,026
3880 Kilroy Airport Way, Long Beach, CA				9,704	6,860		16,564	16,564	583	35	1997	(A)	98,243
3900 Kilroy Airport Way, Long Beach, CA				12,615	9,128		21,743	21,743	11,848	35	1997	(A)	126,840
Kilroy Airport Center, Phase IV, Long Beach, CA(4)					4,997		4,997	4,997	4,976	35
12100 W. Olympic Blvd., Los Angeles, CA			352	45,611	15,532	9,633	51,862	61,495	17,338	35	2003	(C)	150,167
12200 W. Olympic Blvd., Los Angeles, CA			4,329	35,488	15,501	3,977	51,341	55,318	27,960	35	2000	(C)	150,302
12233 W. Olympic Blvd., Los Angeles, CA	39,948	(7)	22,100	53,170	1,145	22,100	54,315	76,415	2,145	35	2012	(A)	151,029
12312 W. Olympic Blvd., Los Angeles, CA			3,325	12,202	813	3,399	12,941	16,340	6,046	35	1997	(A)	78,000
6255 W. Sunset Blvd., Los Angeles, CA	52,738	(8)	18,111	60,320	18,501	18,111	78,821	96,932	4,508	35	2012	(A)	321,883
1633 26th St., Santa Monica, CA			2,080	6,672	3,037	2,040	9,749	11,789	5,263	35	1997	(A)	44,915
2100/2110 Colorado Ave., Santa Monica, CA	97,000	(9)	5,474	26,087	13,125	5,476	39,210	44,686	15,647	35	1997	(A)	102,864
3130 Wilshire Blvd., Santa Monica, CA			8,921	6,579	11,409	9,188	17,721	26,909	10,428	35	1997	(A)	88,339
501 Santa Monica Blvd., Santa Monica, CA			4,547	12,044	6,667	4,551	18,707	23,258	10,245	35	1998	(A)	73,115
2829 Townsgate Rd., Thousand Oaks, CA			5,248	8,001	6,069	5,248	14,070	19,318	8,026	35	1997	(A)	81,067
12225 El Camino Real, Del Mar, CA			1,700	9,633	2,992	1,683	12,642	14,325	5,750	35	1.998	(A)	58,401
12235 El Camino Real, Del Mar, CA			1,507	8,543	4,637	1,530	13,157	14,687	7,009	35	1998	(A)	54,673
12340 El Camino Real, Del Mar, CA		(6)	4,201	13,896	7,366	4,201	21,262	25,463	7,505	35	2002	(C)	87,405
12390 El Camino Real, Del Mar, CA		(6)	3,453	11,981	1,264	3,453	13,245	16,698	7,200	35	2000	(C)	72,332
12348 High Bluff Dr., Del Mar, CA			1,629	3,096	3,452	1,629	6,548	8,177	4,621	35	1999	(C)	38,710
12400 High Bluff Dr., Del Mar, CA			15,167	40,497	11,610	15,167	52,107	67,274	18,064	35	2004	(C)	208,464
3579 Valley Centre Dr., Del Mar, CA			2,167	6,897	7,139	2,858	13,345	16,203	6,304	35	1999	(C)	51,167
3611 Valley Centre Dr., Del Mar, CA			4,184	19,352	17,453	5,259	35,730	40,989	16,382	35	2000	(C)	130,349
3661 Valley Centre Dr., Del Mar, CA			4,038	21,144	10,204	4,725	30,661	35,386	14,482	35	2001	(C)	129,752

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued)
December 31, 2013

	Initial Cost				Gross Amounts at Which Carried at Close of Period
Property Location	Encumb- rances	Land and improve-ments	Buildings and Improve- ments	Costs Capitalized Subsequent to Acquisition/ Improvement	Land and improve-ments	Buildings and Improve- ments	Total	Accumulated Depreciation	Deprecia- tion Life (1)	Date of Acquisition (A)/ Construction (C) (2)		Rentable Square Feet (3) (unaudited)
	(in thousands)
3721 Valley Centre Dr., Del Mar, CA		$4,297	$18,967	$12,913	$4,254	$31,923	$36,177	$8,511	35	2003	(C)	114,780
3811 Valley Centre Dr., Del Mar, CA		3,452	16,152	20,077	4,457	35,224	39,681	15,032	35	2000	(C)	112,067
12780 El Camino Real, CA		18,398	54,954	—	18,398	54,954	73,352	548	35	2013	(A)	140,591
12790 El Camino Real, CA		10,252	21,236	—	10,252	21,236	31,488	216	35	2013	(A)	78,349
6200 Greenwich Dr., Governor Park, CA		1,583	5,235	3,994	1,722	9,090	10,812	4,950	35	1999	(C)	73,507
6220 Greenwich Dr., Governor Park, CA		3,213	10,628	19,365	3,426	29,780	33,206	9,023	35	1997	(A)	141,214
13280 Evening Creek Dr. South, I-15 Corridor, CA		3,701	8,398	3,163	3,701	11,561	15,262	2,200	35	2008	(C)	41,194
13290 Evening Creek Dr. South, I-15 Corridor, CA		5,229	11,871	1,687	5,229	13,558	18,787	1,975	35	2008	(C)	59,188
13480 Evening Creek Dr. North, I-15 Corridor, CA		7,997		41,766	7,997	41,766	49,763	8,485	35	2008	(C)	149,817
13500 Evening Creek Dr. North, I-15 Corridor, CA		7,581	35,903	10,873	7,580	46,777	54,357	13,272	35	2004	(A)	147,533
13520 Evening Creek Dr. North, I-15 Corridor, CA		7,581	35,903	12,784	7,580	48,688	56,268	14,636	35	2004	(A)	141,128
7525 Torrey Santa Fe, 56 Corridor, CA		2,348	28,035	4,061	2,348	32,096	34,444	7,685	35	2007	(C)	103,979
7535 Torrey Santa Fe, 56 Corridor, CA		2,950	33,808	5,992	2,950	39,800	42,750	9,857	35	2007	(C)	130,243
7545 Torrey Santa Fe, 56 Corridor, CA		2,950	33,708	8,118	2,950	41,826	44,776	11,099	35	2007	(C)	130,354
7555 Torrey Santa Fe, 56 Corridor, CA		2,287	24,916	3,712	2,287	28,628	30,915	6,833	35	2007	(C)	101,236
2355 Northside Dr., Mission Valley, CA		4,066	8,332	884	3,270	10,012	13,282	1,743	35	2010	(A)	53,610
2365 Northside Dr., Mission Valley, CA		7,359	15,257	1,061	5,919	17,758	23,677	2,735	35	2010	(A)	96,436
2375 Northside Dr., Mission Valley, CA		3,947	8,146	2,121	3,175	11,039	14,214	1,578	35	2010	(A)	51,516
2385 Northside Dr., Mission Valley, CA		2,752	14,513	5,303	5,759	16,809	22,568	2,585	35	2010	(A)	89,023
2305 Historic Decatur Rd., Point Loma, CA		5,240	22,220	424	5,240	22,644	27,884	2,451	35	2010	(A)	103,900
4921 Directors Place, Sorrento Mesa, CA		3,792	11,091	4,761	3,792	15,852	19,644	2,740	35	2008	(C)	56,136
4939 Directors Place, Sorrento Mesa, CA		2,225	12,698	4,360	2,198	17,085	19,283	7,673	35	2002	(C)	60,662
4955 Directors Place, Sorrento Mesa, CA		2,521	14,122	3,697	3,179	17,161	20,340	11,303	35	2000	(C)	76,246
10770 Wateridge Circle, Sorrento Mesa, CA		4,560	26,671	236	4,560	26,907	31,467	5,313	35	2011	(A)	174,310
6260 Sequence Dr., Sorrento Mesa, CA		3,206	9,803	1,414	3,212	11,211	14,423	5,580	35	1997	(A)	130,536
6290 Sequence Dr., Sorrento Mesa, CA		2,403	7,349	4,925	2,407	12,270	14,677	7,058	35	1997	(A)	90,000

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued)
December 31, 2013

	Initial Cost					Gross Amounts at Which Carried at Close of Period
Property Location	Encumb- rances		Land and improve-ments	Buildings and Improve- ments	Costs Capitalized Subsequent to Acquisition/ Improvement	Land and improve-ments	Buildings and Improve- ments	Total	Accumulated Depreciation	Deprecia- tion Life (1)	Date of Acquisition (A)/ Construction (C) (2)		Rentable Square Feet (3) (unaudited)
	(in thousands)
6310 Sequence Dr., Sorrento Mesa, CA			2,940	4,946	329	2,941	5,274	8,215	2,875	35	2000	(C)	62,415
6340 Sequence Dr., Sorrento Mesa, CA			2,434	7,302	9,964	2,464	17,236	19,700	9,058	35	1998	(A)	66,400
6350 Sequence Dr., Sorrento Mesa, CA			4,941	14,824	(4,109)	4,922	10,734	15,656	6,282	35	1998	(A)	132,600
10390 Pacific Center Ct., Sorrento Mesa, CA			3,267	5,779	7,501	3,267	13,280	16,547	4,917	35	2002	(C)	68,400
10394 Pacific Center Ct., Sorrento Mesa, CA			2,696	7,134	(781)	1,671	7,378	9,049	3,511	35	1998	(A)	59,630
10398 Pacific Center Ct., Sorrento Mesa, CA			1,947	5,152	1,317	1,222	7,194	8,416	3,174	35	1998	(A)	43,645
10421 Pacific Center Ct., Sorrento Mesa, CA			2,926	7,979	21,864	2,926	29,843	32,769	13,320	35	1998	(A)	75,899
10445 Pacific Center Ct., Sorrento Mesa, CA			2,247	5,945	1,837	1,809	8,220	10,029	3,155	35	1998	(A)	48,709
10455 Pacific Center Ct., Sorrento Mesa, CA			4,044	10,701	(2,250)	3,780	8,715	12,495	3,968	35	1998	(A)	90,000
5717 Pacific Center Blvd., Sorrento Mesa, CA			2,693	6,280	4,220	2,693	10,500	13,193	3,024	35	2001	(C)	67,995
4690 Executive Dr., UTC, CA		(6)	1,623	7,926	2,400	1,623	10,326	11,949	5,361	35	1999	(A)	47,212
9785 Towne Center Dr., UTC, CA			2,722	9,932	(1,076)	2,329	9,249	11,578	3,898	35	1999	(A)	75,534
9791 Towne Center Dr., UTC, CA			1,814	6,622	1,122	2,217	7,341	9,558	3,094	35	1999	(A)	50,466
2211 Michelson, Irvine, CA		(9)	9,319	82,836	2,377	9,319	85,213	94,532	11,078	35	2010	(A)	271,556
111 Pacifica, Irvine, CA			5,165	4,653	4,491	5,166	9,143	14,309	5,465	35	1997	(A)	67,496
999 Town & Country, Orange, CA			7,867	9,579	148	7,867	9,727	17,594	1,459	35	2010	(A)	98,551
4100 Bohannon Dr., Menlo Park, CA			4,835	15,526	213	4,835	15,739	20,574	1,007	35	2012	(A)	46,614
4200 Bohannon Dr., Menlo Park, CA			4,798	15,406	441	4,798	15,847	20,645	945	35	2012	(A)	46,255
4300 Bohannon Dr., Menlo Park, CA			6,527	20,958	1,351	6,527	22,309	28,836	1,504	35	2012	(A)	62,920
4400 Bohannon Dr., Menlo Park, CA			4,798	15,406	1,096	4,798	16,502	21,300	1,078	35	2012	(A)	46,255
4500 Bohannon Dr., Menlo Park, CA			6,527	20,957	1,355	6,527	22,312	28,839	1,446	35	2012	(A)	62,920
4600 Bohannon Dr., Menlo Park, CA			4,798	15,406	872	4,798	16,278	21,076	840	35	2012	(A)	46,255
4700 Bohannon Dr., Menlo Park, CA			6,527	20,958	1,134	6,527	22,092	28,619	1,403	35	2012	(A)	62,920
331 Fairchild Drive, CA			18,396	17,712	6,549	18,396	24,261	42,657	220	35	2013	(C)	87,565
303 Second St., San Francisco, CA	$133,117	(10)	63,550	154,153	23,306	63,550	177,459	241,009	25,676	35	2010	(A)	740,047
100 First St., San Francisco, CA			49,150	131,238	15,824	49,150	147,062	196,212	18,375	35	2010	(A)	466,490
250 Brannan St., San Francisco, CA			7,630	22,770	3,999	7,630	26,769	34,399	3,494	35	2011	(A)	95,008
201 Third St., San Francisco, CA			19,260	84,018	18,300	19,260	102,318	121,578	12,621	35	2011	(A)	332,893
301 Brannan St., San Francisco, CA			5,910	22,450	1,669	5,910	24,119	30,029	2,145	35	2011	(A)	74,430
360 Third St., San Francisco, CA					182,325	28,460	153,865	182,325	4,064	35	2011	(A)	(14)
4040 Civic Center, San Rafael, CA			10,210	18,029	2,643	10,210	20,672	30,882	2,556	35	2011	(A)	130,237
599 N. Mathilda Ave., Sunnyvale, CA			13,538	12,559	—	13,538	12,559	26,097	591	35	2012	(A)	75,810
601 108th Ave., Bellevue, WA			—	214,095	12,169	—	226,264	226,264	23,061	35	2011	(A)	488,470
10900 NE 4th St., Bellevue, WA			25,080	150,877	14,624	25,080	165,501	190,581	8,872	35	2012	(A)	416,755

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued)
December 31, 2013

	Initial Cost					Gross Amounts at Which Carried at Close of Period
Property Location	Encumb- rances		Land and improve-ments	Buildings and Improve- ments	Costs Capitalized Subsequent to Acquisition/ Improvement	Land and improve-ments	Buildings and Improve- ments	Total	Accumulated Depreciation	Deprecia- tion Life (1)	Date of Acquisition (A)/ Construction (C) (2)		Rentable Square Feet (3) (unaudited)
	(in thousands)
10220 NE Points Dr., Kirkland, WA	$27,322	(11)	2,554	12,080	891	2,554	12,971	15,525	1,345	35	2011	(A)	49,851
10230 NE Points Dr., Kirkland, WA		(11)	5,071	24,694	3,184	5,071	27,878	32,949	2,895	35	2011	(A)	98,982
10210 NE Points Dr., Kirkland, WA		(11)	4,336	24,187	2,256	4,336	26,443	30,779	2,688	35	2011	(A)	84,641
3933 Lake WA Blvd. NE, Kirkland, WA		(11)	2,380	15,114	1,058	2,380	16,172	18,552	1,735	35	2011	(A)	46,450
15050 N.E. 36th St., Redmond, WA			9,260	34,650	197	9,260	34,847	44,107	3,524	35	2010	(A)	122,103
837 N. 34th St., Lake Union, WA			—	37,404	548	—	37,952	37,952	2,419	35	2012	(A)	111,580
320 Westlake Avenue North, WA	82,638	(12)	14,710	82,018	—	14,710	82,018	96,728	2,720	35	2013	(A)	184,643
321 Terry Avenue North, WA		(12)	10,430	60,003	281	10,430	60,284	70,714	1,963	35	2013	(A)	135,755
701 N. 34th St., Lake Union, WA	34,000	(13)	—	48,027	241	—	48,268	48,268	3,193	35	2012	(A)	138,995
801 N. 34th St., Lake Union, WA		(13)	—	58,537	193	—	58,730	58,730	3,371	35	2012	(A)	169,412
17150 Von Karman, Irvine, CA			4,848	7,342	2,501	7,684	7,007	14,691	7,007	35	1997	(A)	(16)
TOTAL OPERATING PROPERTIES	$543,398		$614,976	$2,715,858	$917,356	$657,491	$3,590,699	$4,248,190	$818,957				12,736,099
Undeveloped land and construction in progress (17)	$2,470	(16)	616,226	90,512	310,019	588,479	428,278	1,016,757	—
TOTAL ALL PROPERTIES	$545,868	(18)	$1,231,202	$2,806,370	$1,227,375	$1,245,970	$4,018,977	$5,264,947	$818,957				12,736,099

__________________________

(1)
The initial costs of buildings and improvements are depreciated over 35 years using a straight-line method of accounting; improvements capitalized subsequent to acquisition are depreciated over the shorter of the lease term or useful life, generally ranging from one to 20 years.

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

(5)	These properties secure a $8.9 million mortgage note.

(6)	These properties secure a $67.7 million mortgage note.

(7)	This property secures a $39.9 million mortgage note.

(8)	This property secures a $52.7 million mortgage note.

(9)	These properties secure a $97.0 million mortgage note.

(10)	This property secures a $133.1 million mortgage note.

(11)	This property secures a $27.3 million mortgage note.

(12)	These properties secure a $82.6 million mortgage note.

(13)	These properties secure a $34.0 million mortgage note.

(14)	Excludes approximately 410,000 rentable square feet as this building was under redevelopment at December 31, 2013. The cost basis is included in “Undeveloped land and construction in progress” below.

(15)
During the fourth quarter of 2011, we completed demolition of the industrial building on this site to prepare for the possible sale of the land and improvements, since we successfully obtained entitlements to reposition this site for residential use. Our ultimate decision to sell this site and the timing of any potential future sale will depend upon market conditions and other factors.

(16)
Represents the principal balance of the public facility bonds (the “Bonds”), the proceeds from which were used to finance infrastructure improvements on one of our undeveloped land parcels. The Bonds are secured by property tax payments.

(17)	Includes initial cost of 9455 Towne Center Drive, which was transferred to the future development portfolio and is included in construction in progress during the year ended December 31, 2013.

(18)	Represents gross aggregate principal amount before the effect of the unamortized premium of approximately $7.2 million as of December 31, 2013.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued)
December 31, 2013

The aggregate gross cost of property included above for federal income tax purposes approximated $4.6 billion as of December 31, 2013.

The following table reconciles the historical cost of total real estate held for investment from January 1, 2011 to December 31, 2013:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Total real estate held for investment, beginning of year	$4,757,394	$3,798,690	$3,216,871
Additions during period:
Acquisitions	384,650	1,023,384	617,923
Improvements, etc.	452,331	207,345	84,736
Total additions during period	836,981	1,230,729	702,659
Deductions during period:
Cost of real estate sold	(56,993)	(264,533)	(21,052)
Properties held for sale	(259,251)	—	(89,937)
Other (1)	(13,184)	(7,492)	(9,851)
Total deductions during period	(329,428)	(272,025)	(120,840)
Total real estate held for investment, end of year	$5,264,947	$4,757,394	$3,798,690
__________________________

(1)	Related to the redevelopment property transferred to construction in progress during the year.

The following table reconciles the accumulated depreciation from January 1, 2011 to December 31, 2013:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Accumulated depreciation, beginning of year	$756,515	$742,503	$672,429
Additions during period:
Depreciation of real estate	145,325	125,906	105,982
Total additions during period	145,325	125,906	105,982
Deductions during period:
Write-offs due to sale	(17,144)	(109,797)	(11,152)
Properties held for sale	(63,110)	—	(14,905)
Other (1)	(2,629)	(2,097)	(9,851)
Total deductions during period	(82,883)	(111,894)	(35,908)
Accumulated depreciation, end of year	$818,957	$756,515	$742,503
__________________________

(1)	Related to the redevelopment property transferred to construction in progress during the year.

EXHIBIT INDEX

Exhibit Number	Description
3.(i)1	Kilroy Realty Corporation Articles of Restatement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2012)
3.(i)2
Certificate of Limited Partnership of Kilroy Realty, L.P. (previously filed by Kilroy Realty, L.P., as an exhibit to the General Form for Registration of Securities on Form 10 as filed with the Securities and Exchange Commission on August 18, 2010)

3.(i)3
Amendment to the Certificate of Limited Partnership of Kilroy Realty, L.P. (previously filed by Kilroy Realty, L.P., as an exhibit to the General Form for Registration of Securities on Form 10 as filed with the Securities and Exchange Commission on August 18, 2010)

3.(i)4
Articles Supplementary designating Kilroy Realty Corporation’s 6.375% Series H Cumulative Redeemable Preferred Stock (previously filed by Kilroy Realty Corporation on Form 8-A as filed with the Securities and Exchange Commission on August 10, 2012)

3.(ii).1
Second Amended and Restated Bylaws of Kilroy Realty Corporation (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2008)

3.(ii).2
Amendment No. 1 to Second Amended and Restated Bylaws of Kilroy Realty Corporation (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 27, 2009)

3.(ii).3
Seventh Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P. dated as of August 15, 2012 (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on August 17, 2012)

4.1
Kilroy Realty Corporation Form of Certificate for Common Stock (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553))

4.2
Specimen Certificate for Kilroy Realty Corporation’s 6.875% Series G Cumulative Redeemable Preferred Stock (previously filed by Kilroy Realty Corporation on Form 8-A as filed with the Securities and Exchange Commission on March 22, 2012)

4.3
Specimen Certificate for Kilroy Realty Corporation’s 6.375% Series H Cumulative Redeemable Preferred Stock (previously filed by Kilroy Realty Corporation on Form 8-A as filed with the Securities and Exchange Commission on August 10, 2012)

4.4	Registration Rights Agreement, dated January 31, 1997 (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553))
4.5
Registration Rights Agreement, dated as of October 31, 1997 (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K/A as filed with the Securities and Exchange Commission on December 19, 1997)

4.6	Registration Rights Agreement, dated as of October 6, 2000 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2000)
4.7
The Company is party to agreements in connection with long-term debt obligations, none of which individually exceeds ten percent of the total assets of the Company on a consolidated basis. Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Company agrees to furnish copies of these agreements to the Commission upon request

4.8
Note and Guarantee Agreement, dated August 4, 2004 by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and the purchasers whose names appear in the acceptance form at the end of the Note and Guarantee Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on August 11, 2004)

4.9	Form of 6.45% Series B Guaranteed Senior Note due 2014 (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on August 11, 2004)
4.10
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
4.11
Registration Rights Agreement, dated November 20, 2009, among Kilroy Realty, L.P., Kilroy Realty Corporation, J.P. Morgan Securities Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 25, 2009)

4.12
Form of Certificate for Partnership Units of Kilroy Realty, L.P. (previously filed by Kilroy Realty, L.P., as an exhibit to the General Form for Registration of Securities on Form 10 as filed with the Securities and Exchange Commission on August 18, 2010)

4.13
Indenture, dated May 24, 2010, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, including the form of 6.625% Senior Notes due 2020 and the form of the related guarantee (previously filed by Kilroy Realty Corporation as an exhibit on Form 8−K as filed with the Securities and Exchange Commission on May 25, 2010)

4.14
Registration Rights Agreement, dated May 24, 2010, among Kilroy Realty, L.P., Kilroy Realty Corporation, J.P. Morgan Securities Inc., Banc of America Securities LLC and Barclays Capital Inc. (previously filed by Kilroy Realty Corporation as an exhibit on Form 8−K as filed with the Securities and Exchange Commission on May 25, 2010)

4.15
Indenture, dated November 3, 2010, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, including the form of 5.000% Senior Notes due 2015 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8−K as filed with the Securities and Exchange Commission on November 4, 2010)

4.16
Officers’ Certificate pursuant to Sections 101, 201, 301 and 303 of the Indenture dated March 1, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “4.800% Notes due 2018,” including the form of 4.800% Notes due 2018 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 6, 2011)

4.17	Registration Rights Agreement, dated as of July 31, 2012 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2012)
4.18
Officers’ Certificate pursuant to Sections 101, 201, 301 and 303 of the Indenture dated March 1, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “3.800% Notes due 2023,” including the form of 3.800% Notes due 2023 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 14, 2013)

4.19
Indenture, dated March 1, 2011, by and among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit to the Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on October 2, 2013)

4.20
Supplemental Indenture, dated July 5, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit to the Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on October 2, 2013)

10.1
Pledge Agreement by and among Kilroy Realty, L.P., John B. Kilroy, Sr., John B. Kilroy, Jr. and Kilroy Industries (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553))

10.2†
1997 Stock Option and Incentive Plan of the Registrant and Kilroy Realty, L.P. (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553))

10.3
Lease Agreement, dated January 24, 1989 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase I (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 2 to Form S-11 (No. 333-15553))

10.4
First Amendment to Lease Agreement, dated December 28, 1990 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase I (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 2 to Form S-11 (No. 333-15553))

Exhibit Number	Description
10.5
Lease Agreement, dated July 17, 1985 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Form S-11 (No. 333-15553))

10.6
Lease Agreement, dated December 30, 1988 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase II (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Form S-11 (No. 333-15553))

10.7
First Amendment to Lease, dated January 24, 1989 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Form S-11 (No. 333-15553))

10.8
Second Amendment to Lease Agreement, dated December 28, 1990 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Form S-11 (No. 333-15553))

10.9
First Amendment to Lease Agreement, dated December 28, 1990 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase II (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Form S-11 (No. 333-15553))

10.10
Third Amendment to Lease Agreement, dated October 10, 1994 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Form S-11 (No. 333-15553))

10.11
Development Agreement by and between Kilroy Long Beach Associates and the City of Long Beach (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Form S-11 (No. 333-15553))

10.12
Amendment No. 1 to Development Agreement by and between Kilroy Long Beach Associates and the City of Long Beach (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Form S-11 (No. 333-15553))

10.13†
Noncompetition Agreement by and between the Registrant and John B. Kilroy, Sr. (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553))

10.14†
Noncompetition Agreement by and between the Registrant and John B. Kilroy, Jr. (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553))

10.15
License Agreement by and among the Registrant and the other persons named therein (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 4 to Form S-11 (No. 333-15553))

10.16
Contribution Agreement, dated October 21, 1997 by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and The Allen Group and the Allens (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 21, 1997)

10.17
Amendment to the Contribution Agreement, dated October 14, 1998 by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and The Allen Group and the Allens dated October 21, 1997 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended September 30, 1998)

10.18†
Kilroy Realty 2006 Incentive Award Plan (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 2006)

10.19†	Amendment to Kilroy Realty 2006 Incentive Award Plan (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2006)
10.20†	Second Amendment to Kilroy Realty 2006 Incentive Award Plan (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2007)
10.21†
Third Amendment to Kilroy Realty 2006 Incentive Award Plan (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 27, 2009)

10.22†
Fourth Amendment to Kilroy Realty 2006 Incentive Award Plan (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Form S−8 as filed with the Securities and Exchange Commission on June 11, 2010)

10.23*†	Fifth Amendment to Kilroy Realty 2006 Incentive Award Plan

Exhibit Number	Description
10.24†	Form of Restricted Stock Award Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 8, 2007)
10.25†	Kilroy Realty Corporation 2007 Deferred Compensation Plan (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2007)
10.26†
Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Tyler H. Rose effective as of January 1, 2007 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2007)

10.27†
Amendment No. 1 to Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Tyler H. Rose effective as of December 31, 2009 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2008)

10.28†
Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Heidi Roth effective as of January 1, 2007 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2007)

10.29†
Amendment No. 1 to Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Heidi Roth effective as of December 31, 2009 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2008)

10.30†	Kilroy Realty Corporation Stock Award Deferral Program (previously filed by Kilroy Realty Corporation as an exhibit to Form 8-K as filed with the Securities and Exchange Commission on January 2, 2008)
10.31
Letter confirmation, dated November 16, 2009, among Kilroy Realty, L.P., Kilroy Realty Corporation and JPMorgan Chase Bank, National Association, London Branch (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 25, 2009)

10.32
Letter confirmation, dated November 16, 2009, among Kilroy Realty, L.P., Kilroy Realty Corporation and Bank of America, N.A. (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 25, 2009)

10.33
Letter confirmation, dated November 20, 2009, among Kilroy Realty, L.P., Kilroy Realty Corporation and JPMorgan Chase Bank, National Association, London Branch (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 25, 2009)

10.34
Letter confirmation, dated November 20, 2009, among Kilroy Realty, L.P., Kilroy Realty Corporation and Bank of America, N.A. (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 25, 2009)

10.35†
Form of Indemnification Agreement of Kilroy Realty Corporation with certain officers and directors (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2009)

10.36†
Separation Agreement and Release, dated December 16, 2009 by and between Richard E. Moran Jr., Kilroy Realty, L.P. and Kilroy Realty Corporation (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2009)

10.37
Deed of Trust and Security Agreement, dated January 26, 2010 between Kilroy Realty, L.P. and The Northwestern Mutual Life Insurance Company; related Promissory Note dated January 26, 2010 for $71 million payable to The Northwestern Mutual Life Insurance Company; and related Guarantee of Recourse Obligations dated January 26, 2010 by Kilroy Realty Corporation (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2009)

10.38
Promissory Note, dated January 12, 2011, executed by Kilroy Realty 303, LLC (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 13, 2011)

10.39
Deed of Trust, Security Agreement and Fixture Filing, dated January 12, 2011, executed by Kilroy Realty 303, LLC (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 13, 2011)

10.40
Guaranty, dated January 12, 2011, executed by Kilroy Realty, L.P. (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 13, 2011)

10.41
Unsecured Indemnity Agreement, dated January 12, 2011, executed by Kilroy Realty 303, LLC (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8−K as filed with the Securities and Exchange Commission on January 13, 2011)

Exhibit Number	Description
10.42
Sales Agreement, dated July 25, 2011, between Kilroy Realty Corporation, Kilroy Realty, L.P. and Barclays Capital Inc. (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 28, 2011)

10.43
Sales Agreement, dated July 25, 2011, between Kilroy Realty Corporation, Kilroy Realty, L.P. and Wells Fargo Securities, LLC (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 28, 2011)

10.44
Sales Agreement, dated July 25, 2011, between Kilroy Realty Corporation, Kilroy Realty, L.P. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 28, 2011)

10.45
Sales Agreement, dated July 25, 2011, between Kilroy Realty Corporation, Kilroy Realty, L.P. and J.P. Morgan Securities LLC (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 28, 2011)

10.46†
Kilroy Realty Corporation Form of Stock Option Grant Notice and Stock Option Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 24, 2012)

10.47†
Amended and Restated Employment Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and John B. Kilroy, Jr. (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on April 4, 2012)

10.48†
Noncompetition Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and John B. Kilroy, Jr. (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on April 4, 2012)

10.49	Term Loan Agreement, dated March 29, 2012 (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on April 2, 2012)
10.50	First Amendment to Term Loan Agreement, dated November 28, 2012 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2012)
10.51	Guaranty of Payment of Kilroy Realty Corporation, dated March 29, 2012 (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on April 2, 2012)
10.52	Promissory Note, dated June 28, 2012 (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2012)
10.53
Loan Agreement, dated June 28, 2012, by and between KR MML 12701, LLC and Massachusetts Mutual Life Insurance Company (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2012)

10.54
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Irvine) for 2211 Michelson Drive, Irvine, California, dated June 28, 2012 (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2012)

10.55
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Santa Monica) for 2100-2110 Colorado Avenue, Santa Monica, California, dated June 28, 2012 (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2012)

10.56	Recourse Guaranty Agreement, dated June 28, 2012 (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2012)
10.57	Environmental Indemnification Agreement, dated June 28, 2012 (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2012)
10.58	Amended and Restated Revolving Credit Agreement dated November 28, 2012 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2012)
10.59	Amended and Restated Guaranty of Payment, dated November 28, 2012 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2012)
10.60†
Noncompetition Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Jeffrey C. Hawken (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 10-Q for the quarter ended March 31, 2013)

10.61†
Amended and Restated Employment Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Jeffrey C. Hawken effective as of January 1, 2013 (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on April 5, 2013)

Exhibit Number	Description
10.62†
Kilroy Realty Corporation 2006 Incentive Award Plan Restricted Stock Unit Agreement by and between Kilroy Realty Corporation and Jeffrey C. Hawken, dated April 4, 2013 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2013)

10.63†
Kilroy Realty Corporation 2006 Incentive Award Plan Restricted Stock Unit Agreement by and between Kilroy Realty Corporation and John Kilroy, Jr., dated March 30, 2012 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2013)

10.64†	Form of Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2013)
10.65†	Form of Stock Award Deferral Program Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2013)
10.66
Amendment to Sales Agreement, dated October 2, 2013, between Kilroy Realty Corporation, Kilroy Realty, L.P. and Barclays Capital Inc. (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 10-Q for the quarter ended September 30, 2013)

10.67
Amendment to Sales Agreement, dated October 2, 2013, between Kilroy Realty Corporation, Kilroy Realty, L.P. and Wells Fargo Securities, LLC (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 10-Q for the quarter ended September 30, 2013)

10.68
Amendment to Sales Agreement, dated October 2, 2013, between Kilroy Realty Corporation, Kilroy Realty, L.P. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 10-Q for the quarter ended September 30, 2013)

10.69
Amendment to Sales Agreement, dated October 2, 2013, between Kilroy Realty Corporation, Kilroy Realty, L.P. and J.P. Morgan Securities LLC (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 10-Q for the quarter ended September 30, 2013)

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
101.1
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Capital, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements. (1)

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