Form 10-Q
period 2014-03-31
KILROY REALTY CORP; Kilroy Realty, L.P.
filed 2014-05-01
CIK 1025996, 1493976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Kilroy Realty Corporation Yes  ☐     No   ☑
Kilroy Realty, L.P. Yes  ☐     No   ☑
As of April 30, 2014, 82,218,417 shares of Kilroy Realty Corporation common stock, par value $.01 per share, were outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2014 of Kilroy Realty Corporation and Kilroy Realty, L.P. Unless stated otherwise or the context otherwise requires, references to “Kilroy Realty Corporation” or the “Company,” “we,” “our,” and “us” mean Kilroy Realty Corporation, a Maryland corporation, and its controlled and consolidated subsidiaries, and references to “Kilroy Realty, L.P.” or the “Operating Partnership” mean Kilroy Realty, L.P., a Delaware limited partnership, and its controlled and consolidated subsidiaries.
The Company is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of March 31, 2014, the Company owned an approximate 97.9% common general partnership interest in the Operating Partnership. The remaining approximate 2.1% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of the Company. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings and cause changes in its line of business, capital structure and distribution policies.
There are a few differences between the Company and the Operating Partnership that are reflected in the disclosures in this Form 10-Q. We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how the Company and the Operating Partnership operate as an interrelated, consolidated company. The Company is a REIT, the only material asset of which is the partnership interests it holds in the Operating Partnership. As a result, the Company does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. The Company itself is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company either directly or through its subsidiaries, conducts the operations of the Company’s business and is structured as a limited partnership with no publicly traded equity. Except for net proceeds from equity issuances by the Company, which the Company is required to contribute to the Operating Partnership in exchange for units of partnership interest, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness or through the issuance of units of partnership interest.
Noncontrolling interests and stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership. The common limited partnership interests in the Operating Partnership are accounted for as partners’ capital in the Operating Partnership’s financial statements and, to the extent not held by the Company, as noncontrolling interests in the Company’s financial statements. The Operating Partnership’s financial statements reflect the noncontrolling interest in Kilroy Realty Finance Partnership, L.P., a Delaware limited partnership (the “Finance Partnership”). This noncontrolling interest represents the Company’s 1% indirect general partnership interest in the Finance Partnership, which is directly held by Kilroy Realty Finance, Inc., a wholly owned subsidiary of the Company. The differences between stockholders’ equity, partners’ capital and noncontrolling interests result from the differences in the equity issued by the Company and the Operating Partnership, and in the Operating Partnership’s noncontrolling interest in the Finance Partnership.
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
To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	consolidated financial statements;

•	the following notes to the consolidated financial statements:

◦	Note 5, Secured and Unsecured Debt of the Operating Partnership;

◦	Note 6, Noncontrolling Interests on the Company’s Consolidated Financial Statements;

i

◦	Note 7, Stockholders’ Equity of the Company;

◦	Note 8, Partners’ Capital of the Operating Partnership;

◦	Note 14, Net Income (Loss) Available to Common Stockholders Per Share of the Company; and

◦	Note 15, Net Income (Loss) Available to Common Unitholders Per Unit of the Operating Partnership;

•	“Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

◦	—Liquidity and Capital Resources of the Company;” and

◦	—Liquidity and Capital Resources of the Operating Partnership.”
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
QUARTERLY REPORT FOR THE THREE MONTHS ENDED MARCH 31, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS OF KILROY REALTY CORPORATION

KILROY REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2014	December 31, 2013
ASSETS	(unaudited)
REAL ESTATE ASSETS:
Land and improvements (Note 2)	$679,991	$657,491
Buildings and improvements (Note 2)	3,706,662	3,590,699
Undeveloped land and construction in progress	1,047,371	1,016,757
Total real estate held for investment	5,434,024	5,264,947
Accumulated depreciation and amortization	(854,977)	(818,957)
Total real estate assets held for investment, net ($60,575 and $234,532 of VIE, respectively, Note 1)	4,579,047	4,445,990
REAL ESTATE ASSETS AND OTHER ASSETS HELD FOR SALE, NET (Note 13)	28,272	213,100
CASH AND CASH EQUIVALENTS	95,534	35,377
RESTRICTED CASH (Notes 1 and 13)	33,717	49,780
MARKETABLE SECURITIES (Note 11)	11,001	10,008
CURRENT RECEIVABLES, NET (Note 4)	11,092	10,743
DEFERRED RENT RECEIVABLES, NET (Note 4)	130,750	127,123
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Notes 2 and 3)	188,466	186,622
DEFERRED FINANCING COSTS, NET	15,195	16,502
PREPAID EXPENSES AND OTHER ASSETS, NET	21,469	15,783
TOTAL ASSETS	$5,114,543	$5,111,028
LIABILITIES AND EQUITY
LIABILITIES:
Secured debt (Notes 5 and 11)	$556,946	$560,434
Exchangeable senior notes, net (Notes 5 and 11)	169,528	168,372
Unsecured debt, net (Notes 5 and 11)	1,431,217	1,431,132
Unsecured line of credit (Notes 5 and 11)	—	45,000
Accounts payable, accrued expenses and other liabilities	187,631	198,467
Accrued distributions (Note 16)	31,456	31,490
Deferred revenue and acquisition-related intangible liabilities, net (Notes 2 and 3)	107,569	101,286
Rents received in advance and tenant security deposits	43,952	44,240
Liabilities of real estate assets held for sale (Note 13)	634	14,447
Total liabilities	2,528,933	2,594,868
COMMITMENTS AND CONTINGENCIES (Note 10)
EQUITY:
Stockholders’ Equity (Note 7):
Preferred stock, $.01 par value, 30,000,000 shares authorized:
6.875% Series G Cumulative Redeemable Preferred stock, $.01 par value, 4,600,000 shares authorized, 4,000,000 shares issued and outstanding ($100,000 liquidation preference)	96,155	96,155
6.375% Series H Cumulative Redeemable Preferred stock, $.01 par value, 4,000,000 shares authorized, issued and outstanding ($100,000 liquidation preference)	96,256	96,256
Common stock, $.01 par value, 150,000,000 shares authorized, 82,218,332 and 82,153,944 shares issued and outstanding, respectively	822	822
Additional paid-in capital	2,479,740	2,478,975
Distributions in excess of earnings	(143,636)	(210,896)
Total stockholders’ equity	2,529,337	2,461,312
Noncontrolling interests:
Common units of the Operating Partnership (Note 6)	51,388	49,963
Noncontrolling interest in consolidated subsidiary (Notes 1 and 6)	4,885	4,885
Total noncontrolling interests	56,273	54,848
Total equity	2,585,610	2,516,160
TOTAL LIABILITIES AND EQUITY	$5,114,543	$5,111,028
See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2014	2013
REVENUES:
Rental income	$112,056	$101,607
Tenant reimbursements	11,572	9,130
Other property income (Note 12)	2,157	227
Total revenues	125,785	110,964
EXPENSES:
Property expenses	25,094	22,805
Real estate taxes	11,173	9,664
Provision for bad debts	—	95
Ground leases	762	847
General and administrative expenses	10,811	9,669
Acquisition-related expenses	228	655
Depreciation and amortization	49,202	47,701
Total expenses	97,270	91,436
OTHER (EXPENSES) INCOME:
Interest income and other net investment gains (Note 11)	177	392
Interest expense (Note 5)	(17,252)	(19,734)
Total other (expenses) income	(17,075)	(19,342)
INCOME FROM CONTINUING OPERATIONS	11,440	186
DISCONTINUED OPERATIONS (Note 13)
Income from discontinued operations	377	2,202
Net gain on dispositions of discontinued operations	90,115	—
Total income from discontinued operations	90,492	2,202
NET INCOME	101,932	2,388
Net (income) loss attributable to noncontrolling common units of the Operating Partnership	(2,087)	22
NET INCOME ATTRIBUTABLE TO KILROY REALTY CORPORATION	99,845	2,410
PREFERRED DIVIDENDS	(3,313)	(3,313)
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$96,532	$(903)
Income (loss) from continuing operations available to common stockholders per common share – basic (Note 14)	$0.09	$(0.05)
Income (loss) from continuing operations available to common stockholders per common share – diluted (Note 14)	$0.09	$(0.05)
Net income (loss) available to common stockholders per share – basic (Note 14)	$1.17	$(0.02)
Net income (loss) available to common stockholders per share – diluted (Note 14)	$1.14	$(0.02)
Weighted average common shares outstanding – basic (Note 14)	82,124,538	74,977,240
Weighted average common shares outstanding – diluted (Note 14)	84,140,070	74,977,240
Dividends declared per common share	$0.35	$0.35

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands, except share and per share/unit data)

		Common Stock				Total Stock- holders’ Equity	Noncontrolling Interest	Total Equity
	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AS OF DECEMBER 31, 2012	$192,411	74,926,981	$749	$2,126,005	$(129,535)	$2,189,630	$46,303	$2,235,933
Net income (loss)					2,410	2,410	(22)	2,388
Issuance of common stock		453,679	4	23,391		23,395		23,395
Issuance of share-based compensation awards		—		336		336		336
Noncash amortization of share-based compensation				2,422		2,422		2,422
Repurchase of common stock and restricted stock units		(33,534)		(1,199)		(1,199)		(1,199)
Settlement of restricted stock units for shares of common stock		2,579		(10)		(10)		(10)
Adjustment for noncontrolling interest				(1,893)		(1,893)	1,893	—
Preferred dividends and distributions					(3,313)	(3,313)		(3,313)
Dividends declared per common share and common unit ($0.35 per share/unit)					(26,773)	(26,773)	(639)	(27,412)
BALANCE AS OF MARCH 31, 2013	$192,411	75,349,705	$753	$2,149,052	$(157,211)	$2,185,005	$47,535	$2,232,540

		Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AS OF DECEMBER 31, 2013	$192,411	82,153,944	$822	$2,478,975	$(210,896)	$2,461,312	$54,848	$2,516,160
Net income					99,845	99,845	2,087	101,932
Noncash amortization of share-based compensation				2,233		2,233		2,233
Repurchase of common stock, stock options and restricted stock units		(26,074)		(1,517)		(1,517)		(1,517)
Settlement of restricted stock units for shares of common stock		88,962		—		—		—
Exercise of stock options		500		21		21		21
Exchange of common units of the Operating Partnership		1,000		28		28	(28)	—
Preferred dividends and distributions					(3,313)	(3,313)		(3,313)
Dividends declared per common share and common unit ($0.35 per share/unit)					(29,272)	(29,272)	(634)	(29,906)
BALANCE AS OF MARCH 31, 2014	$192,411	82,218,332	$822	$2,479,740	$(143,636)	$2,529,337	$56,273	$2,585,610

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$101,932	$2,388
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of building and improvements and leasing costs	48,717	50,011
Increase in provision for bad debts	—	95
Depreciation of furniture, fixtures and equipment	485	380
Noncash amortization of share-based compensation awards	2,502	2,234
Noncash amortization of deferred financing costs and debt discounts and premiums	1,256	1,413
Noncash amortization of net below market rents (Note 3)	(1,734)	(2,047)
Net gain on dispositions of discontinued operations (Note 13)	(90,115)	—
Noncash amortization of deferred revenue related to tenant-funded tenant improvements	(2,353)	(2,442)
Straight-line rents	(3,959)	(6,724)
Net change in other operating assets	(5,949)	(7,390)
Net change in other operating liabilities	(5,701)	18,581
Net cash provided by operating activities	45,081	56,499
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for acquisition of operating properties (Note 2)	(106,125)	(85,692)
Expenditures for operating properties	(32,016)	(25,571)
Expenditures for development and redevelopment properties and undeveloped land	(73,626)	(73,369)
Net proceeds received from dispositions of operating properties (Note 13)	309,824	—
(Increase) decrease in restricted cash (Notes 1 and 13)	(779)	228,079
Net cash provided by investing activities	97,278	43,447
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	23,395
Borrowings on unsecured line of credit	90,000	—
Repayments on unsecured line of credit	(135,000)	(185,000)
Principal payments on secured debt	(2,414)	(84,918)
Proceeds from the issuance of unsecured debt	—	299,901
Financing costs	(418)	(2,870)
Repurchase of common stock and restricted stock units	(1,517)	(1,209)
Proceeds from exercise of stock options	21	—
Dividends and distributions paid to common stockholders and common unitholders	(29,561)	(26,956)
Dividends and distributions paid to preferred stockholders and preferred unitholders	(3,313)	(3,313)
Net cash (used in) provided by financing activities	(82,202)	19,030
Net increase in cash and cash equivalents	60,157	118,976
Cash and cash equivalents, beginning of period	35,377	16,700
Cash and cash equivalents, end of period	$95,534	$135,676

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS–(Continued)
(unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $10,042 and $7,175 as of March 31, 2014 and 2013, respectively	$14,106	$11,303
NONCASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$64,709	$42,140
Tenant improvements funded directly by tenants	$4,470	$1,426
Assumption of secured debt in connection with property acquisitions	$—	$95,496
Assumption of other assets and liabilities in connection with operating and development property acquisitions, net	$—	$422
NONCASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders	$29,906	$27,011
Accrual of dividends and distributions payable to preferred stockholders and preferred unitholders	$1,656	$1,694
Grant date fair value of share-based compensation awards	$—	$8,451
Exchange of common units of the Operating Partnership into shares of the Company’s common stock	$28	$—

See accompanying notes to consolidated financial statements.

ITEM 1: FINANCIAL STATEMENTS OF KILROY REALTY, L.P.

KILROY REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
REAL ESTATE ASSETS:
Land and improvements (Note 2)	$679,991	$657,491
Buildings and improvements (Note 2)	3,706,662	3,590,699
Undeveloped land and construction in progress	1,047,371	1,016,757
Total real estate held for investment	5,434,024	5,264,947
Accumulated depreciation and amortization	(854,977)	(818,957)
Total real estate assets held for investment, net ($60,575 and $234,532 of VIE, respectively, Note 1)	4,579,047	4,445,990
REAL ESTATE ASSETS AND OTHER ASSETS HELD FOR SALE, NET (Note 13)	28,272	213,100
CASH AND CASH EQUIVALENTS	95,534	35,377
RESTRICTED CASH (Notes 1 and 13)	33,717	49,780
MARKETABLE SECURITIES (Note 11)	11,001	10,008
CURRENT RECEIVABLES, NET (Note 4)	11,092	10,743
DEFERRED RENT RECEIVABLES, NET (Note 4)	130,750	127,123
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Notes 2 and 3)	188,466	186,622
DEFERRED FINANCING COSTS, NET	15,195	16,502
PREPAID EXPENSES AND OTHER ASSETS, NET	21,469	15,783
TOTAL ASSETS	$5,114,543	$5,111,028
LIABILITIES AND CAPITAL
LIABILITIES:
Secured debt (Notes 5 and 11)	$556,946	$560,434
Exchangeable senior notes, net (Notes 5 and 11)	169,528	168,372
Unsecured debt, net (Notes 5 and 11)	1,431,217	1,431,132
Unsecured line of credit (Notes 5 and 11)	—	45,000
Accounts payable, accrued expenses and other liabilities	187,631	198,467
Accrued distributions (Note 16)	31,456	31,490
Deferred revenue and acquisition-related intangible liabilities, net (Notes 2 and 3)	107,569	101,286
Rents received in advance and tenant security deposits	43,952	44,240
Liabilities of real estate assets held for sale (Note 13)	634	14,447
Total liabilities	2,528,933	2,594,868
COMMITMENTS AND CONTINGENCIES (Note 10)
CAPITAL:
Partners’ Capital (Note 8):
6.875% Series G Cumulative Redeemable Preferred units, 4,000,000 units issued and outstanding ($100,000 liquidation preference)	96,155	96,155
6.375% Series H Cumulative Redeemable Preferred units, 4,000,000 units issued and outstanding ($100,000 liquidation preference)	96,256	96,256
Common units, 82,218,332 and 82,153,944 held by the general partner and 1,804,200 and 1,805,200 held by common limited partners issued and outstanding, respectively	2,384,746	2,315,361
Total partners’ capital	2,577,157	2,507,772
Noncontrolling interests in consolidated subsidiaries (Notes 1 and 6)	8,453	8,388
Total capital	2,585,610	2,516,160
TOTAL LIABILITIES AND CAPITAL	$5,114,543	$5,111,028

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2014	2013
REVENUES:
Rental income	$112,056	101,607
Tenant reimbursements	11,572	9,130
Other property income (Note 12)	2,157	227
Total revenues	125,785	110,964
EXPENSES:
Property expenses	25,094	22,805
Real estate taxes	11,173	9,664
Provision for bad debts	—	95
Ground leases	762	847
General and administrative expenses	10,811	9,669
Acquisition-related expenses	228	655
Depreciation and amortization	49,202	47,701
Total expenses	97,270	91,436
OTHER (EXPENSES) INCOME:
Interest income and other net investment gains (Note 11)	177	392
Interest expense (Note 5)	(17,252)	(19,734)
Total other (expenses) income	(17,075)	(19,342)
INCOME FROM CONTINUING OPERATIONS	11,440	186
DISCONTINUED OPERATIONS (Note 13)
Income from discontinued operations	377	2,202
Net gain on dispositions of discontinued operations	90,115	—
Total income from discontinued operations	90,492	2,202
NET INCOME	101,932	2,388
Net income attributable to noncontrolling interests in consolidated subsidiaries	(65)	(69)
NET INCOME ATTRIBUTABLE TO KILROY REALTY, L.P.	101,867	2,319
PREFERRED DISTRIBUTIONS	(3,313)	(3,313)
NET INCOME (LOSS) AVAILABLE TO COMMON UNITHOLDERS	$98,554	$(994)
Income (loss) from continuing operations available to common unitholders per common unit - basic (Note 15)	$0.09	$(0.05)
Income (loss) from continuing operations available to common unitholders per common unit - diluted (Note 15)	$0.09	$(0.05)
Net income (loss) available to common unitholders per unit – basic (Note 15)	$1.17	$(0.02)
Net income (loss) available to common unitholders per unit – diluted (Note 15)	$1.14	$(0.02)
Weighted average common units outstanding – basic (Note 15)	83,928,993	76,803,743
Weighted average common units outstanding – diluted (Note 15)	85,944,525	76,803,743
Dividends declared per common unit	$0.35	$0.35

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(unaudited, in thousands, except unit and per unit data)

	Partners’ Capital			Total Partners’ Capital	Noncontrolling Interests in Consolidated Subsidiaries
	Preferred Units	Number of Common Units	Common Units			Total Capital
BALANCE AS OF DECEMBER 31, 2012	$192,411	76,753,484	$2,040,243	$2,232,654	$3,279	$2,235,933
Net income			2,319	2,319	69	2,388
Issuance of common units		453,679	23,395	23,395		23,395
Issuance of share-based compensation awards		—	336	336		336
Noncash amortization of share-based compensation			2,422	2,422		2,422
Repurchase of common units and restricted stock units		(33,534)	(1,199)	(1,199)		(1,199)
Settlement of restricted stock units		2,579	(10)	(10)		(10)
Preferred distributions			(3,313)	(3,313)		(3,313)
Distributions declared per common unit ($0.35 per unit)			(27,412)	(27,412)		(27,412)
BALANCE AS OF MARCH 31, 2013	$192,411	77,176,208	$2,036,781	$2,229,192	$3,348	$2,232,540

	Partners’ Capital			Total Partners’ Capital	Noncontrolling Interests in Consolidated Subsidiaries
	Preferred Units	Number of Common Units	Common Units			Total Capital
BALANCE AS OF DECEMBER 31, 2013	$192,411	83,959,144	$2,315,361	$2,507,772	$8,388	$2,516,160
Net income			101,867	101,867	65	101,932
Noncash amortization of share-based compensation			2,233	2,233		2,233
Repurchase of common units, stock options and restricted stock units		(26,074)	(1,517)	(1,517)		(1,517)
Settlement of restricted stock units		88,962	—	—		—
Exercise of stock options		500	21	21		21
Preferred distributions			(3,313)	(3,313)		(3,313)
Distributions declared per common unit ($0.35 per unit)			(29,906)	(29,906)		(29,906)
BALANCE AS OF MARCH 31, 2014	$192,411	84,022,532	$2,384,746	$2,577,157	$8,453	$2,585,610

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$101,932	$2,388
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of building and improvements and leasing costs	48,717	50,011
Increase in provision for bad debts	—	95
Depreciation of furniture, fixtures and equipment	485	380
Noncash amortization of share-based compensation awards	2,502	2,234
Noncash amortization of deferred financing costs and debt discounts and premiums	1,256	1,413
Noncash amortization of net below market rents (Note 3)	(1,734)	(2,047)
Net gain on dispositions of discontinued operations (Note 13)	(90,115)	—
Noncash amortization of deferred revenue related to tenant-funded tenant improvements	(2,353)	(2,442)
Straight-line rents	(3,959)	(6,724)
Net change in other operating assets	(5,949)	(7,390)
Net change in other operating liabilities	(5,701)	18,581
Net cash provided by operating activities	45,081	56,499
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for acquisition of operating properties (Note 2)	(106,125)	(85,692)
Expenditures for operating properties	(32,016)	(25,571)
Expenditures for development and redevelopment properties and undeveloped land	(73,626)	(73,369)
Net proceeds received from dispositions of operating properties (Note 13)	309,824	—
(Increase) decrease in restricted cash (Notes 1 and 13)	(779)	228,079
Net cash provided by investing activities	97,278	43,447
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common units	—	23,395
Borrowings on unsecured line of credit	90,000	—
Repayments on unsecured line of credit	(135,000)	(185,000)
Principal payments on secured debt	(2,414)	(84,918)
Proceeds from the issuance of unsecured debt	—	299,901
Financing costs	(418)	(2,870)
Repurchase of common units and restricted stock units	(1,517)	(1,209)
Proceeds from exercise of stock options	21	—
Distributions paid to common unitholders	(29,561)	(26,956)
Distributions paid to preferred unitholders	(3,313)	(3,313)
Net cash (used in) provided by financing activities	(82,202)	19,030
Net increase in cash and cash equivalents	60,157	118,976
Cash and cash equivalents, beginning of period	35,377	16,700
Cash and cash equivalents, end of period	$95,534	$135,676

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS–(Continued)
(unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $10,042 and $7,175 as of March 31, 2014 and 2013, respectively	$14,106	$11,303
NONCASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$64,709	$42,140
Tenant improvements funded directly by tenants	$4,470	$1,426
Assumption of secured debt in connection with property acquisitions	$—	$95,496
Assumption of other assets and liabilities in connection with operating and development property acquisitions, net	$—	$422
NONCASH FINANCING TRANSACTIONS:
Accrual of distributions payable to common unitholders	$29,906	$27,011
Accrual of distributions payable to preferred unitholders	$1,656	$1,694
Grant date fair value of share-based compensation awards	$—	$8,451

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2014 and 2013
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

Our stabilized portfolio of operating properties was comprised of the following office properties at March 31, 2014:

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied
Stabilized Office Properties	107	13,305,145	527	92.4%

Our stabilized portfolio includes all of our properties with the exception of real estate assets held for sale, undeveloped land, development and redevelopment properties currently under construction or committed for construction, and “lease-up” properties. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We define “lease-up” properties as properties we recently developed or redeveloped that have not yet reached 95% occupancy and are within one year following cessation of major construction activities. During the first quarter of 2014, we stabilized a redevelopment property in San Francisco, California. As a result, this property is included in our stabilized portfolio as of March 31, 2014.

As of March 31, 2014, the following properties were excluded from our stabilized portfolio:

	Number of Properties	Estimated Rentable Square Feet
Development properties under construction (1)	6	2,538,000
_______________

(1)	Estimated rentable square feet upon completion.

As of March 31, 2014, all of our properties and development and redevelopment projects and all of our business was conducted in the state of California with the exception of thirteen office properties located in the state of Washington. All of our properties and development and redevelopment projects are 100% owned, excluding a development project owned by Redwood City Partners, LLC, a consolidated subsidiary (see Note 6) and certain properties held in connection with potential like-kind exchanges pursuant to Section 1031 of the Code (“Section 1031 Exchanges”) to defer taxable gains on dispositions for federal and state income tax purposes that have been consolidated for financial reporting purposes.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of March 31, 2014, the Company owned a 97.9% common general partnership interest in the Operating Partnership. The remaining 2.1% common limited partnership interest in the Operating Partnership as of March 31, 2014 was owned by non-affiliated investors and certain of our executive officers and directors (see Note 6). Both the general and limited common partnership interests in the Operating Partnership are denominated in common units. The number of common units held by the Company is at all times equivalent to the number of outstanding shares of the Company’s common stock, and the rights of all the common units to quarterly distributions and payments in liquidation mirror those of the Company’s common stockholders. The common limited partners have certain redemption rights as provided in the Operating Partnership’s Seventh Amended and Restated Agreement of Limited Partnership, as amended, the “Partnership Agreement”) (see Note 6).

Kilroy Realty Finance, Inc., which is a wholly owned subsidiary of the Company, is the sole general partner of the Finance Partnership and owns a 1.0% common general partnership interest in the Finance Partnership. The Operating Partnership owns the remaining 99.0% common limited partnership interest. Kilroy Services, LLC (“KSLLC”), which is a wholly owned subsidiary of the Operating Partnership, is the entity through which we conduct substantially all of our development activities. With the exception of the Operating Partnership and Redwood City Partners, LLC, all of our subsidiaries are wholly owned.

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

The accompanying interim financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The interim financial statements for the Company and the Operating Partnership should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2013.

Certain amounts in the consolidated statements of operations for prior periods have been reclassified to reflect the activity of discontinued operations.

Variable Interest Entities

At March 31, 2014, the consolidated financial statements of the Company and the Operating Partnership included one variable interest entity (“VIE”), Redwood City Partners, LLC, in which we were deemed to be the primary beneficiary. This VIE was established in the second quarter of 2013 in connection with an undeveloped land acquisition. The impact of consolidating the VIE increased the Company’s total assets, liabilities and noncontrolling interests by approximately $61.6 million (of which $60.6 million related to real estate held for investment on our consolidated balance sheet), approximately $6.8 million and approximately $4.9 million, respectively, as of March 31, 2014. As of December 31, 2013, the consolidated financial statements of the Company and the Operating Partnership included four VIEs, in which we were deemed to be the primary beneficiary. One of the VIEs was Redwood City Partners, LLC and the remaining three VIEs were established during the third and fourth quarter of 2013 to facilitate a potential Section 1031 Exchange. During the three months ended March 31, 2014, the Section 1031 Exchanges were successfully completed and the three VIEs were terminated. As a result, $32.2 million of our restricted cash balance at December 31, 2013, which related to prior period disposition proceeds that were set aside to facilitate the Section 1031 Exchanges, was released from escrow. The impact of consolidating the VIEs increased the Company’s total assets, liabilities and noncontrolling interests by approximately $251.8 million (of which $234.5 million related to real estate held for investment on our consolidated balance sheet), approximately $12.1 million and approximately $4.9 million, respectively, as of December 31, 2013.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recent Accounting Pronouncements

On April 10, 2014, the Financial Accounting Standards Board issued final guidance to change the criteria for reporting discontinued operations while enhancing disclosures in this area (Accounting Standards Update (“ASU”) No. 2014-08). Under the new guidance, only disposals representing a strategic shift, such as a major line of business, a major geographical area or a major equity investment, should be presented as discontinued operations. The guidance will be applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The guidance is effective for annual financial statements with fiscal years beginning on or after December 15, 2014 with early adoption permitted for disposals or classifications as held for sale which have not been reported in financial statements previously issued or available for issuance. The Company will adopt the guidance effective January 1, 2015 and the guidance is not anticipated to have a material impact on our consolidated financial statements and notes to our consolidated financial statements.

On March 13, 2014, the Emerging Issues Task Force (the “Task Force”) reached a final consensus to amend the accounting guidance for stock compensation tied to performance targets (Issue No. 13-D). The objective of this guidance is to clarify the accounting treatment of certain types of performance conditions in stock-based compensation awards, more specifically, when performance targets can be achieved after the requisite service period. The Task Force concluded that performance criteria subsequent to a service period vesting requirement should be treated as vesting conditions, and as a result, this type of performance condition may delay expense recognition until achievement of the performance target is probable. Issue No. 13-D will be effective for all entities for reporting periods (including interim periods) beginning after December 15, 2015, and early adoption is permitted. The adoption of this guidance is not anticipated to have a material impact on our consolidated financial statements or notes to our consolidated financial statements.

2.    Acquisitions

Operating Properties

During the three months ended March 31, 2014, we acquired the one operating office property, listed below, from an unrelated third party. The acquisition was funded with proceeds from the 2013 and 2014 dispositions (see Note 13).

Property	Date of Acquisition	Number of Buildings	Rentable Square Feet	Occupancy as of March 31, 2014	Purchase Price (in millions)
401 Terry Avenue North, Seattle, WA	March 13, 2014	1	140,605	100.0%	$106.1

The related assets, liabilities and results of operations of the acquired property are included in the consolidated financial statements as of the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on the acquisition date:

Total 2014 Acquisitions
(in thousands)
Assets
Land and improvements	$22,500
Buildings and improvements (1)	77,046
Deferred leasing costs and acquisition-related intangible assets (2)	11,199
Total assets acquired	110,745
Liabilities
Deferred revenue and acquisition-related intangible liabilities (3)	4,620
Total liabilities assumed	4,620
Net assets and liabilities acquired	$106,125
_______________

(1)	Represents buildings, building improvements and tenant improvements.

(2)
Represents in-place leases of approximately $9.3 million (with a weighted average amortization period of seven years) and leasing commissions of approximately $1.9 million (with a weighted average amortization period of seven years).

(3)	Represents below-market leases of approximately $4.6 million (with a weighted average amortization period of seven years).

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.    Deferred Leasing Costs and Acquisition-Related Intangible Assets and Liabilities, net

The following table summarizes our deferred leasing costs and acquisition-related intangible assets (acquired value of leasing costs, above-market operating leases, in-place leases and below-market ground lease obligation) and intangible liabilities (acquired value of below-market operating leases and above-market ground lease obligation) as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(in thousands)
Deferred Leasing Costs and Acquisition-Related Intangible Assets, net:
Deferred leasing costs	$183,813	$178,720
Accumulated amortization	(68,152)	(63,246)
Deferred leasing costs, net	115,661	115,474
Above-market operating leases	27,351	27,635
Accumulated amortization	(15,489)	(14,283)
Above-market operating leases, net	11,862	13,352
In-place leases	104,643	100,318
Accumulated amortization	(44,175)	(42,999)
In-place leases, net	60,468	57,319
Below-market ground lease obligation	490	490
Accumulated amortization	(15)	(13)
Below-market ground lease obligation, net	475	477
Total deferred leasing costs and acquisition-related intangible assets, net	$188,466	$186,622
Acquisition-Related Intangible Liabilities, net: (1)
Below-market operating leases	$73,522	$69,385
Accumulated amortization	(28,316)	(25,706)
Below-market operating leases, net	45,206	43,679
Above-market ground lease obligation	6,320	6,320
Accumulated amortization	(248)	(223)
Above-market ground lease obligation, net	6,072	6,097
Total acquisition-related intangible liabilities, net	$51,278	$49,776
_______________

(1)	Included in deferred revenue and acquisition-related intangible liabilities, net in the consolidated balance sheets.

The following table sets forth amortization related to deferred leasing costs and acquisition-related intangibles, including amounts attributable to discontinued operations, for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Deferred leasing costs (1)	$6,780	$7,844
Above-market operating leases (2)	1,490	1,438
In-place leases (1)	6,136	7,458
Below-market ground lease obligation (3)	—	2
Below-market operating leases (4)	(3,093)	(3,485)
Above-market ground lease obligation (5)	(25)	(25)
Total	$11,288	$13,232
_______________

(1)
The amortization of deferred leasing costs related to lease incentives is recorded to rental income and other deferred leasing costs and in-place leases is recorded to depreciation and amortization expense in the consolidated statements of operations for the periods presented.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the estimated annual amortization expense related to deferred leasing costs and acquisition-related intangibles as of March 31, 2014 for future periods:

Year	Deferred Leasing Costs	Above-Market Operating Leases (1)	In-Place Leases	Below-Market Ground Lease Obligation (2)	Below-Market Operating Leases (3)	Above-Market Ground Lease Obligation (4)
	(in thousands)
Remaining 2014	$20,006	$3,830	$15,274	$6	$(9,802)	$(76)
2015	22,162	2,918	13,562	8	(9,577)	(101)
2016	19,351	1,891	10,475	8	(7,847)	(101)
2017	16,742	1,573	8,774	8	(6,780)	(101)
2018	13,416	973	5,689	8	(5,177)	(101)
Thereafter	23,984	677	6,694	437	(6,023)	(5,592)
Total	$115,661	$11,862	$60,468	$475	$(45,206)	$(6,072)
_______________

(1)	Represents estimated annual amortization related to above-market operating leases. Amounts will be recorded as a decrease to rental income in the consolidated statements of operations.

(2)	Represents estimated annual amortization related to below-market ground lease obligations. Amounts will be recorded as an increase to ground lease expense in the consolidated statements of operations.

(3)	Represents estimated annual amortization related to below-market operating leases. Amounts will be recorded as an increase to rental income in the consolidated statements of operations.

(4)	Represents estimated annual amortization related to above-market ground lease obligations. Amounts will be recorded as a decrease to ground lease expense in the consolidated statements of operations.

4.    Receivables

Current Receivables, net

Current receivables, net is primarily comprised of contractual rents and other lease-related obligations due from tenants. The balance consisted of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(in thousands)
Current receivables	$13,226	$12,866
Allowance for uncollectible tenant receivables	(2,134)	(2,123)
Current receivables, net	$11,092	$10,743

Deferred Rent Receivables, net

Deferred rent receivables, net consisted of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(in thousands)
Deferred rent receivables	$132,740	$129,198
Allowance for deferred rent receivables	(1,990)	(2,075)
Deferred rent receivables, net	$130,750	$127,123

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.    Secured and Unsecured Debt of the Operating Partnership

Secured Debt

The following table sets forth the composition of our secured debt as of March 31, 2014 and December 31, 2013:

Type of Debt	Annual Stated Interest Rate (1)	GAAP Effective Rate (1)(2)	Maturity Date	March 31, 2014 (3)	December 31, 2013 (3)
				(in thousands)
Mortgage note payable	4.27%	4.27%	February 2018	$132,539	$133,117
Mortgage note payable (4)	4.48%	4.48%	July 2027	97,000	97,000
Mortgage note payable (4)	6.05%	3.50%	June 2019	91,696	92,502
Mortgage note payable	6.51%	6.51%	February 2017	67,415	67,663
Mortgage note payable (4)	5.23%	3.50%	January 2016	54,120	54,570
Mortgage note payable (4)	5.57%	3.25%	February 2016	41,300	41,654
Mortgage note payable (4)	5.09%	3.50%	August 2015	34,712	34,845
Mortgage note payable (4)	4.94%	4.00%	April 2015	27,307	27,641
Mortgage note payable	7.15%	7.15%	May 2017	8,387	8,972
Other	Various	Various	Various	2,470	2,470
Total				$556,946	$560,434
______________

(1)	All interest rates presented are fixed-rate interest rates.

(2)	This represents the rate at which interest expense is recorded for financial reporting purposes, which reflects the amortization of discounts/premiums, excluding debt issuance costs.

(3)	Amounts reported include the amounts of unamortized debt premiums and discounts for the periods presented.

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

4.25% Exchangeable Senior Notes

The table below summarizes the balance and significant terms of the Company’s 4.25% Exchangeable Notes due November 2014 (the “4.25% Exchangeable Notes”) outstanding as of March 31, 2014 and December 31, 2013.

	4.25% Exchangeable Notes
	March 31, 2014	December 31, 2013
	(in thousands)
Principal amount	$172,500	$172,500
Unamortized discount	(2,972)	(4,128)
Net carrying amount of liability component	$169,528	$168,372
Carrying amount of equity component	$19,835
Issuance date	November 2009
Maturity date	November 2014
Stated coupon rate (1)	4.25%
Effective interest rate (2)	7.13%
Exchange rate per $1,000 principal value of the 4.25% Exchangeable Notes, as adjusted (3)	27.8307
Exchange price, as adjusted (3)	$35.93
Number of shares on which the aggregate consideration to be delivered on conversion is determined (3)	4,800,796
_______________

(1)	Interest on the 4.25% Exchangeable Notes is payable semi-annually in arrears on May 15th and November 15th of each year.

(2)
The rate at which we record interest expense for financial reporting purposes, which reflects the amortization of the discounts on the 4.25% Exchangeable Notes. This rate represents our conventional debt borrowing rate at the date of issuance.

(3)	The exchange rate, exchange price and the number of shares to be delivered upon conversion are subject to adjustment under certain circumstances including increases in our common dividends.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The 4.25% Exchangeable Notes are exchangeable for shares of the Company’s common stock prior to maturity only upon the occurrence of certain events. During the three months ended March 31, 2014, the closing sale price per share of the common stock of the Company was more than 130% of the exchange price per share of the Company’s common stock for at least 20 trading days in the specified period. As a result, for the three month period ended March 31, 2014, the 4.25% Exchangeable Notes are exchangeable at the exchange rate stated above and may be exchangeable thereafter, if one or more of the events were again to occur during future measurement periods.

For the three months ended March 31, 2014 and 2013, the per share average trading price of the Company’s common stock on the NYSE was higher than the $35.93 exchange price for the 4.25% Exchangeable Notes, as presented below:

	Three Months Ended March 31,
	2014	2013
Per share average trading price of the Company’s common stock	$55.18	$51.14

The 4.25% Exchangeable Notes were exchangeable as of March 31, 2014 and March 31, 2013. If the Exchangeable Notes were exchanged, the approximate fair value of the shares upon exchange at March 31, 2014 and 2013, using the per share average trading price presented in the table above, would have been as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Approximate fair value of shares upon exchange	$270,602	$247,300
Principal amount of the 4.25% Exchangeable Notes	172,500	172,500
Approximate fair value in excess amount of principal amount	$98,102	$74,800

See Notes 14 and 15 for a discussion of the impact of the 4.25% Exchangeable Notes on our diluted earnings per share and unit calculations for the periods presented.

Interest Expense for the Exchangeable Notes

The unamortized discount on the 4.25% Exchangeable Notes is accreted as additional interest expense from the date of issuance through the maturity date of the applicable Exchangeable Notes. The following table summarizes the total interest expense attributable to the 4.25% Exchangeable Notes based on the respective effective interest rates, before the effect of capitalized interest, for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Contractual interest payments	$1,833	$1,833
Amortization of discount	1,156	1,078
Interest expense attributable to the Exchangeable Notes	$2,989	$2,911

Capped Call Transactions

In connection with the offering of the 4.25% Exchangeable Notes, we entered into capped call option transactions (“capped calls”) to mitigate the dilutive impact of the potential exchange of the 4.25% Exchangeable Notes. The table below summarizes our capped call option positions for the 4.25% Exchangeable Notes as of March 31, 2014 and December 31, 2013.

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

Unsecured Senior Notes

The following table summarizes the balance and significant terms of the registered unsecured senior notes issued by the Operating Partnership as of March 31, 2014 and December 31, 2013:

					Principal Amount as of
	Issuance date	Maturity date	Stated coupon rate	Effective interest rate (1)	March 31, 2014	December 31, 2013
					(in thousands)
3.800% Unsecured Senior Notes (2)	January 2013	January 2023	3.800%	3.804%	$300,000	$300,000
Unamortized discount					(87)	(90)
Net carrying amount					$299,913	$299,910

4.800% Unsecured Senior Notes (3)	July 2011	July 2018	4.800%	4.827%	$325,000	$325,000
Unamortized discount					(320)	(339)
Net carrying amount					$324,680	$324,661

6.625% Unsecured Senior Notes (4)	May 2010	June 2020	6.625%	6.743%	$250,000	$250,000
Unamortized discount					(1,313)	(1,367)
Net carrying amount					$248,687	$248,633

5.000% Unsecured Senior Notes (5)	November 2010	November 2015	5.000%	5.014%	$325,000	$325,000
Unamortized discount					(63)	(73)
Net carrying amount					$324,937	$324,927
________________________

(1)	This represents the rate at which interest expense is recorded for financial reporting purposes, which reflects the amortization of initial issuance discounts, excluding debt issuance costs.

(2)	Interest on the 3.800% unsecured senior notes is payable semi-annually in arrears on January 15th and July 15th of each year.

(3)	Interest on the 4.800% unsecured senior notes is payable semi-annually in arrears on January 15th and July 15th of each year.

(4)	Interest on the 6.625% unsecured senior notes is payable semi-annually in arrears on June 1st and December 1st of each year.

(5)	Interest on the 5.000% unsecured senior notes is payable semi-annually in arrears on May 3rd and November 3rd of each year.

In addition to the registered unsecured senior note issuances listed above, we also had outstanding Series B unsecured senior notes with an aggregate principal balance of $83.0 million and effective interest rate of 6.45% as of March 31, 2014 and December 31, 2013, that mature in August 2014. The Series B notes require semi-annual interest payment each February 4th and August 4th of each year based on a fixed annual interest rate of 6.45%.

Term Loan Facility

The Company’s outstanding borrowings under the term loan facility were $150.0 million as of March 31, 2014 and December 31, 2013. The term loan facility bears interest at an annual rate of LIBOR plus 1.750%, which can vary depending on the Operating Partnership’s credit rating, and is scheduled to mature on March 29, 2016. Under the terms of the term loan facility, we may exercise an option to extend the maturity date by one year. We may elect to borrow up to an additional $100.0 million under an accordion option, subject to bank approval and obtaining commitments for any additional borrowing capacity.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Unsecured Revolving Credit Facility

The following table summarizes the balance and terms of our revolving credit facility as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(in thousands)
Outstanding borrowings	$—	$45,000
Remaining borrowing capacity	500,000	455,000
Total borrowing capacity (1)	$500,000	$500,000
Interest rate (2)	—%	1.62%
Facility fee-annual rate (3)	0.300%
Maturity date (4)	April 2017
_______________

(1)
We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $200.0 million under an accordion feature under the terms of the revolving credit facility.

(2)	The revolving credit facility interest rate was calculated based on an annual rate of LIBOR plus 1.450% as of both March 31, 2014 and December 31, 2013.

(3)
The facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, from 2010 to 2012 we incurred debt origination and legal costs of which, as of March 31, 2014, approximately $4.5 million remains to be amortized through the maturity date of the revolving credit facility.

(4)	Under the terms of the revolving credit facility, we may exercise an option to extend the maturity date by one year.

The Company intends to borrow amounts under the revolving credit facility from time to time for general corporate purposes, to fund potential acquisitions, to finance development and redevelopment expenditures and to potentially repay long-term debt.

Debt Covenants and Restrictions

The revolving credit facility, the term loan facility, the unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a minimum fixed-charge coverage ratio, a minimum unsecured debt ratio and a minimum unencumbered asset pool debt service coverage ratio. Noncompliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. We believe we were in compliance with all of our debt covenants as of March 31, 2014.

Debt Maturities

The following table summarizes the stated debt maturities and scheduled amortization payments, excluding debt discounts and premiums, as of March 31, 2014:

Year	(in thousands)
Remaining 2014	$262,932
2015	395,104
2016	249,431
2017	71,748
2018	451,728
Thereafter	718,011
Total (1)	$2,148,954
________________________

(1)	Includes gross principal balance of outstanding debt before impact of net unamortized premiums totaling approximately $8.7 million.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Capitalized Interest and Loan Fees

The following table sets forth gross interest expense reported in continuing operations, including debt discount/premium and loan cost amortization, net of capitalized interest, for the three months ended March 31, 2014 and 2013. The interest expense capitalized was recorded as a cost of development and redevelopment, and increased the carrying value of undeveloped land and construction in progress.

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Gross interest expense	$28,034	$27,466
Capitalized interest	(10,782)	(7,732)
Interest expense	$17,252	$19,734

6.    Noncontrolling Interests on the Company’s Consolidated Financial Statements

Common Units of the Operating Partnership

The Company owned a 97.9%, 97.8% and 97.6% common general partnership interest in the Operating Partnership as of March 31, 2014, December 31, 2013 and March 31, 2013, respectively. The remaining 2.1%, 2.2% and 2.4% common limited partnership interest as of March 31, 2014, December 31, 2013 and March 31, 2013, respectively, was owned by non-affiliate investors and certain of our executive officers and directors in the form of noncontrolling common units. There were 1,804,200, 1,805,200 and 1,826,503 common units outstanding held by these investors, executive officers and directors as of March 31, 2014, December 31, 2013 and March 31, 2013, respectively.

The noncontrolling common units may be redeemed by unitholders for cash. Except under certain circumstances, we, at our option, may satisfy the cash redemption obligation with shares of the Company’s common stock on a one-for-one basis. If satisfied in cash, the value for each noncontrolling common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable redemption date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $105.4 million and $90.8 million as of March 31, 2014 and December 31, 2013, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each noncontrolling common unit in the event of our termination or liquidation. In the event of our termination or liquidation, it is expected in most cases that each common unit would be entitled to a liquidating distribution equal to the liquidating distribution payable in respect of each share of the Company’s common stock.

Noncontrolling Interest in Consolidated Variable Interest Entity

The noncontrolling interest in consolidated subsidiary represents the third party equity interest in Redwood City Partners, LLC, a consolidated VIE. This noncontrolling interest was $4.9 million at March 31, 2014 and December 31, 2013.

7.    Stockholders’ Equity of the Company

At-The-Market Stock Offering Program

Under our at-the-market stock offering program, which commenced in July 2011, we may offer and sell shares of our common stock having an aggregate gross sales price of up to $200.0 million from time to time in “at-the-market” offerings. Since commencement of the program, we have sold 2,183,261 shares of common stock having an aggregate gross sales price of $105.3 million. As of March 31, 2014, shares of common stock having an aggregate gross sales price of up to $94.7 million remain available to be sold under this program. Actual future sales will depend upon a variety of factors, including but not limited to market conditions, the trading price of the Company’s common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program. There were no sales of our common stock under our at-the-market offering program for the three months ended March 31, 2014.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.    Partners’ Capital of the Operating Partnership

Common Units Outstanding

The following table sets forth the number of common units held by the Company and the number of common units held by non-affiliate investors and certain of our executive officers and directors in the form of noncontrolling common units as well as the ownership interest held on each respective date:

	March 31, 2014	December 31, 2013	March 31, 2013
Company owned common units in the Operating Partnership	82,218,332	82,153,944	75,349,705
Company owned general partnership interest	97.9%	97.8%	97.6%
Noncontrolling common units of the Operating Partnership	1,804,200	1,805,200	1,826,503
Ownership interest of noncontrolling interest	2.1%	2.2%	2.4%

For a further discussion of the noncontrolling common units as of March 31, 2014 and December 31, 2013, refer to Note 6.

9.    Share-Based Compensation

Stockholder Approved Equity Compensation Plans

As of March 31, 2014, we maintained one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan as amended (the “2006 Plan”). As of March 31, 2014, no shares were available for grant under the 2006 Plan. Under applicable NYSE listing rules, we may not increase the 2006 Plan share limit without stockholder approval. At our Annual Meeting of Stockholders, on May 22, 2014, stockholders will be asked to approve an amendment and restatement of the 2006 Plan which includes an increase in the share limit to 7,120,000 shares.

2014 Share-Based Compensation Grants

On January 29, 2014, the Executive Compensation Committee of the Company’s Board of Directors granted to certain officers of the Company under the 2006 Plan 236,604 restricted stock units (“RSUs”), 119,098 RSUs that are subject to market and performance-based vesting requirements (the “2014 Performance-Based RSU Grant”) and 117,506 RSUs that are subject to time-based vesting requirements (the “2014 Time-Based RSU Grant”).

2014 Performance-Based RSU Grant

The 2014 Performance-Based RSUs are scheduled to vest at the end of a three year period based upon the achievement of pre-established levels of FFO per share (the “performance condition”) for the year ended December 31, 2014 and also based upon the average annual relative stockholder return targets (the “market condition”) for the three year period ending December 31, 2016. The 2014 Performance-Based RSUs are also subject to a three-year service vesting provision and will cliff vest at the end of the three-year period. The number of 2014 Performance-Based RSUs ultimately earned could fluctuate based upon the levels of achievement for both the FFO and relative stockholder return metrics. Compensation expense for the 2014 Performance-Based RSU Grant will be recorded on a straight-line basis over the three year period.

Each 2014 Performance-Based RSU represents the right to receive one share of our common stock in the future. However, in the event that our stockholders do not approve an increase to the share limit under our 2006 Plan, as discussed above, then the 2014 Performance-Based RSUs may be cash settled based on the fair market value of our common stock on the applicable vesting date. As a result, until a sufficient amount of shares are authorized by our stockholders for issuance under the 2006 Plan to cover the payment of these awards, we are required to re-measure the fair value of the 2014 Performance-Based RSU Grant at each reporting date and record compensation expense based on the fair value at each reporting date for the cumulative portion of the performance period that has elapsed. The total fair value of the 2014 Performance-Based RSU Grant was $7.1 million at March 31, 2014 and was calculated using a Monte Carlo simulation pricing model based on the assumptions in the table below. The determination of the fair value of the 2014 Performance-Based RSU Grant takes into consideration the likelihood of achievement of both the performance condition and the market condition discussed above. For the three months ended March 31, 2014, we recorded compensation expense based upon the $63.44 fair value at March 31, 2014 because we did not have shares authorized for issuance by our stockholders under the 2006 Plan. The following table summarizes the assumptions utilized in the Monte Carlo simulation pricing model:

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value Assumptions as of March 31, 2014
Fair value per share at March 31, 2014	$63.44
Expected share price volatility	32.00%
Risk-free interest rate	0.79%
Remaining expected life	2.75 years

The computation of expected volatility is based on a blend of the historical volatility of our shares of common stock over approximately six years as that is expected to be most consistent with future volatility and equates to a time period twice as long as the approximate three year performance period of the RSUs and implied volatility data based on the observed pricing of six month publicly-traded options on our shares of common stock. The risk-free interest rate is based on the yield curve on zero-coupon U.S. Treasury STRIP securities in effect at March 31, 2014. The expected dividend yield is estimated by examining the average of the historical dividend yield levels over the remaining 2.75 year term of the RSUs and our current annualized dividend yield as of March 31, 2014. The expected life of the RSUs is equal to the remaining 2.75 year vesting period at March 31, 2014.

2014 Time-Based RSU Grant

The 2014 Time-Based RSUs are scheduled to vest in four equal installments beginning on January 5, 2015 through January 5, 2018. Compensation expense for the 2014 Time-Based RSUs will be recognized on a straight-line basis over the four year service vesting period. Each 2014 Time-Based RSUs represents the right to receive one share of our common stock in the future. However, in the event that our stockholders do not approve an increase to the share limit under our 2006 Plan, as discussed above, then the 2014 Time-Based RSUs may be cash settled, based on the fair market value of our common stock on the applicable payment date. As a result, unless and until a sufficient amount of shares are authorized by our stockholders for issuance under the 2006 Plan to cover the payment of these awards, we are required to re-measure the fair value of the 2014 Time-Based RSUs at each reporting date and record compensation expense based on the fair value at each reporting date for the cumulative portion of the performance period that has elapsed. The total grant date fair value was $6.1 million, which was based on the $51.64 closing share price of the Company’s common stock on the NYSE on the grant date. At March 31, 2014, we recorded compensation expense based upon the $58.58 closing share price of the Company’s common stock on that date because we did not have shares authorized for issuance by our stockholders under the 2006 Plan.

Share-Based Compensation Cost Recorded During the Period

The total compensation cost for all share-based compensation programs was $2.9 million and $2.4 million for the three months ended March 31, 2014 and 2013, respectively. Of the total share-based compensation costs, $0.4 million and $0.2 million was capitalized as part of real estate assets for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, there was approximately $36.9 million of total unrecognized compensation cost related to nonvested incentive awards granted under share-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.6 years. $13.6 million of the total unrecognized compensation cost as of March 31, 2014 relates to the 2014 Performance-Based and Time-Based RSU grants which require fair value re-measurement at each reporting period as discussed above. The remaining compensation cost related to these nonvested incentive awards had been recognized in periods prior to March 31, 2014.

10.    Commitments and Contingencies

General

As of March 31, 2014, we had commitments of approximately $733.6 million, excluding our ground lease commitments, for contracts and executed leases directly related to our operating and redevelopment properties.

Environmental Matters

We follow the policy of monitoring our properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, we are not currently aware of any environmental liability with respect to the properties that would have a material adverse effect on our financial condition, results of operations and cash flow. Further, we are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.    Fair Value Measurements and Disclosures

Assets and Liabilities Reported at Fair Value

The only assets we record at fair value on a recurring basis on our consolidated financial statements are the marketable securities related to our deferred compensation plan. The following table sets forth the fair value of our marketable securities as of March 31, 2014 and December 31, 2013:

	Fair Value (Level 1) (1)
	March 31, 2014	December 31, 2013
Description	(in thousands)
Marketable securities (2)	$11,001	$10,008
_______________

(1)	Based on quoted prices in active markets for identical securities.

(2)	The marketable securities are held in a limited rabbi trust.

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

The following table sets forth the net gain on marketable securities recorded during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Description	(in thousands)
Net gain on marketable securities	$154	$356

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our other financial instruments as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Liabilities
Secured debt (1)	$556,946	$567,107	$560,434	$568,760
Exchangeable senior notes, net (1)	169,528	175,403	168,372	178,190
Unsecured debt, net (2)	1,431,217	1,506,815	1,431,132	1,523,052
Unsecured line of credit (1)	—	—	45,000	45,012
_______________

(1)	Fair value calculated using Level II inputs which are based on model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

(2)
Fair value calculated using Level I and Level II inputs. Level I inputs are based on quoted prices for identical instruments in active markets. The carrying value and fair value of the Level I instruments was $873.5 million and $921.2 million, respectively, as of March 31, 2014. The carrying value and fair value of the Level I instruments as of December 31, 2013, was $873.5 million and $929.3 million, respectively. The carrying value and fair value of the Level II instruments was $557.7 million and $585.6 million, respectively, as of March 31, 2014. The carrying value and fair value of the Level II instruments as of December 31, 2013, was $557.7 million and $593.7 million, respectively.

12.    Other Significant Events

In January 2014, a tenant at one of our San Diego, California operating properties exercised an early lease termination clause as permitted under the terms of their lease. As a result, the lease which encompasses approximately 79,000 rentable square feet and was scheduled to expire in February 2020, will terminate during the third quarter of 2014. The total lease termination fee of $5.7 million, of which the Company recorded $1.7 million during the three months ended March 31, 2014, will be recorded as other property income on a straight line basis through the early lease termination date. During the three months ended March 31, 2014, the Company also recognized approximately $0.4 million as a reduction to rental income due to the accelerated amortization of the deferred rent receivable and above market lease for this tenant.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.    Dispositions and Discontinued Operations

Real Estate Assets Held for Sale

As of March 31, 2014, the following undeveloped land parcel was classified as held for sale:

Location	City/Submarket	Property Type
10850 Via Frontera, San Diego, CA	I-15 Corridor/Rancho Bernardo	Undeveloped Land

On April 9, 2014 the Company completed the sale of the undeveloped land parcel. See Note 16 “Subsequent Events” for further details.

The major classes of assets and liabilities of the properties held for sale as of March 31, 2014 were as follows:

Real estate assets and other assets held for sale	(in thousands)
Undeveloped land and construction in progress	$28,030
Prepaid expenses and other assets, net	242
Real estate and other assets held for sale, net	$28,272

Liabilities of real estate assets held for sale
Accounts payable, accrued expenses and other liabilities	$634
Liabilities of real estate assets held for sale	$634

Dispositions

The following table summarizes the properties sold during the three months ended March 31, 2014:

Location	City/Submarket	Property Type	Month of Disposition	Number of Buildings	Rentable Square Feet
San Diego Properties, San Diego, CA (1)(2)	I-15 Corridor/Sorrento Mesa	Office	January	12	1,049,035
________________________

(1)
The San Diego Properties included the following: 10020 Pacific Mesa Boulevard, 6055 Lusk Avenue, 5010 and 5005 Wateridge Vista Drive, 15435 and 15445 Innovation Drive, and 15051, 15073, 15231, 15253, 15333 and 15378 Avenue of Science.

(2)	These properties were held for sale as of December 31, 2013.

At March 31, 2014 and December 31, 2013, approximately $15.3 million and $32.2 million, respectively, of net proceeds related to the buildings disposed of during the three months ended March 31, 2014 and the year ended December 31, 2013 were temporarily being held at a qualified intermediary, at our direction, for the purpose of facilitating Section 1031 Exchanges. The cash proceeds are included in restricted cash on the consolidated balance sheets at March 31, 2014 and December 31, 2013. In February 2014, we successfully completed one of the Section 1031 Exchanges and the $32.2 million cash proceeds were released from the qualified intermediary.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the three months ended March 31, 2014 and 2013, discontinued operations included the income of the twelve operating office properties sold during the three months ended March 31, 2014. For the three months ended March 31, 2013, discontinued operations also included the income from three operating office properties that were sold during 2013. The following table summarizes the revenue and expense components that comprise income from discontinued operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Revenues:
Rental income	$458	$5,773
Tenant reimbursements	66	757
Other property income	9	3
Total revenues	533	6,533
Expenses:
Property expenses	87	968
Real estate taxes	69	673
Depreciation and amortization	—	2,690
Total expenses	156	4,331
Income from discontinued operations before net gain on dispositions of discontinued operations	377	2,202
Net gain on dispositions of discontinued operations	90,115	—
Total income from discontinued operations	$90,492	$2,202

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.    Net Income (Loss) Available to Common Stockholders Per Share of the Company

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted per-share computations for net income (loss) available to common stockholders for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in thousands, except share and per share amounts)
Numerator:
Income from continuing operations	$11,440	$186
(Income) loss from continuing operations attributable to noncontrolling common units of the Operating Partnership	(172)	72
Preferred dividends	(3,313)	(3,313)
Allocation to participating securities (1)	(427)	(418)
Numerator for basic and diluted income (loss) from continuing operations available to common stockholders	7,528	(3,473)
Income from discontinued operations	90,492	2,202
Income from discontinued operations attributable to noncontrolling common units of the Operating Partnership	(1,915)	(50)
Numerator for basic and diluted net income (loss) available to common stockholders	$96,105	$(1,321)
Denominator:
Basic weighted average vested shares outstanding	82,124,538	74,977,240
Effect of dilutive securities	2,015,532	—
Diluted weighted average vested shares and common share equivalents outstanding	84,140,070	74,977,240
Basic earnings per share:
Income (loss) from continuing operations available to common stockholders per share	$0.09	$(0.05)
Income from discontinued operations per common share	1.08	0.03
Net income (loss) available to common stockholders per share	$1.17	$(0.02)
Diluted earnings per share:
Income (loss) from continuing operations available to common stockholders per share	$0.09	$(0.05)
Income from discontinued operations per common share	1.05	0.03
Net income (loss) available to common stockholders per share	$1.14	$(0.02)
________________________

(1)	Participating securities include nonvested shares, certain time-based RSUs and vested market-measure RSUs.

The impact of the contingently issuable shares, which consist of the 4.25% Exchangeable Notes and 1,520,500 stock options, were considered in our diluted earnings per share calculation for the three months ended March 31, 2014 because we reported income from continuing operations attributable to common stockholders in the respective period and the effect was dilutive. The impact of the Exchangeable Notes and stock options was not considered in our diluted earnings per share calculation for the three months ended March 31, 2013 because we reported a loss from continuing operations attributable to common stockholders and the effect was anti-dilutive.

The 2014 Performance-Based RSUs and our other nonvested market measure-based RSUs are not included in dilutive securities as of March 31, 2014 because they are not considered contingently issuable shares as not all the necessary performance conditions have been met. The impact of our nonvested market measure-based RSUs were not included in dilutive securities as of March 31, 2013 because they were not considered contingently issuable shares as not all the necessary performance conditions were met.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.    Net Income (Loss) Available to Common Unitholders Per Unit of the Operating Partnership

The following table reconciles the numerator and denominator in computing the Operating Partnership’s basic and diluted per-unit computations for net income (loss) available to common unitholders for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in thousands, except unit and per unit amounts)
Numerator:
Income from continuing operations	$11,440	$186
Income from continuing operations attributable to noncontrolling interests in consolidated subsidiaries	(65)	(69)
Preferred distributions	(3,313)	(3,313)
Allocation to participating securities (1)	(427)	(418)
Numerator for basic and diluted income (loss) from continuing operations available to common unitholders	7,635	(3,614)
Income from discontinued operations	90,492	2,202
Numerator for basic and diluted net income (loss) available to common unitholders	$98,127	$(1,412)
Denominator:
Basic weighted average vested units outstanding	83,928,993	76,803,743
Effect of dilutive securities	2,015,532	—
Diluted weighted average vested units and common unit equivalents outstanding	85,944,525	76,803,743
Basic earnings per unit:
Income (loss) from continuing operations available to common unitholders per unit	$0.09	$(0.05)
Income from discontinued operations per common unit	1.08	0.03
Net income (loss) available to common unitholders per unit	$1.17	$(0.02)
Diluted earnings per unit:
Income (loss) from continuing operations available to common unitholders per unit	$0.09	$(0.05)
Income from discontinued operations per common unit	1.05	0.03
Net income (loss) available to common unitholders per unit	$1.14	$(0.02)
________________________

(1)	Participating securities include nonvested shares, certain time-based RSUs and vested market-measure RSUs.

The impact of the contingently issuable units, which consist of the 4.25% Exchangeable Notes and 1,520,500 stock options, were considered in our diluted earnings per unit calculation for the three months ended March 31, 2014 because the Operating Partnership reported income from continuing operations attributable to common unitholders in the respective period and the effect was dilutive. The impact of the Exchangeable Notes and stock options was not considered in our diluted earnings per share calculation for the three months ended March 31, 2013 because the Operating Partnership reported a loss from continuing operations attributable to common unitholders and the effect was anti-dilutive.

The 2014 Performance-Based RSUs and our other nonvested market measure-based RSUs are not included in dilutive securities as of March 31, 2014 because they are not considered contingently issuable shares as not all the necessary performance conditions have been met. The impact of our nonvested market measure-based RSUs were not included in dilutive securities as of March 31, 2013 because they were not considered contingently issuable shares as not all the necessary performance conditions were met.

16.    Subsequent Events

On April 9, 2014, the Company sold an undeveloped land parcel located at 10850 Via Frontera in the Rancho Bernardo submarket of San Diego, California that was held for sale at March 31, 2014 for a gross sales price of $33.1 million.

On April 16, 2014, aggregate dividends, distributions and dividend equivalents of $29.8 million were paid to common stockholders and common unitholders of record on March 31, 2014 and RSU holders of record on April 16, 2014.

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

Statements contained in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Forward-looking statements include, among other things, statements or information concerning projected future occupancy and rental rates, lease expirations, debt maturity, potential investments, strategies such as capital recycling, development and redevelopment activity, projected construction costs, dispositions, future incentive compensation, pending, potential or proposed acquisitions and other forward-looking financial data, as well as the discussion below under the captions “—Factors That May Influence Future Results of Operations,” “—Liquidity and Capital Resource of the Company,” and “—Liquidity and Capital Resources of the Operating Partnership.” Forward-looking statements can be identified by the use of words such as “believes,” “expects,” “projects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” and the negative of these words and phrases and similar expressions that do not relate to historical matters. Forward-looking statements are based on our current expectations, beliefs and assumptions, and are not guarantees of future performance. Forward-looking statements are inherently subject to uncertainties, risks, changes in circumstances, trends and factors that are difficult to predict, many of which are outside of our control. Accordingly, actual performance, results and events may vary materially from those indicated in the forward-looking statements, and you should not rely on the forward-looking statements as predictions of future performance, results or events. Numerous factors could cause actual future performance, results and events to differ materially from those indicated in forward-looking statements. For a discussion of those risk factors, see the discussion below as well as “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s and the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2013 and their respective other filings with the SEC. All forward-looking statements are based on information that was available and speak only as of the date on which they are made. We assume no obligation to update any forward-looking statement that becomes untrue because of subsequent events, new information or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under Federal securities laws.

Overview and Background

We are a self-administered REIT active in premier office submarkets along the West Coast. We own, develop, acquire and manage real estate assets, consisting primarily of Class A properties in the coastal regions of Los Angeles, Orange County, San Diego, the San Francisco Bay Area and greater Seattle, which we believe have strategic advantages and strong barriers to entry. We own our interests in all of our properties through the Operating Partnership and the Finance Partnership and conduct substantially all of our operations through the Operating Partnership. We owned a 97.9%, 97.8% and 97.6% general partnership interest in the Operating Partnership as of March 31, 2014, December 31, 2013 and March 31, 2013, respectively. All our properties are held in fee except for the 11 office buildings that are held subject to long-term ground leases for the land.

Factors That May Influence Future Results of Operations

Acquisitions. During the three months ended March 31, 2014, we acquired one office building in greater Seattle for a total purchase price of $106.1 million. During 2013, we acquired two office buildings in greater Seattle and two office buildings in the Del Mar submarket of San Diego County for a total purchase price of approximately $296.4 million. We generally finance our acquisitions through proceeds from the issuance of debt and equity securities, borrowings under our revolving credit facility, proceeds from our capital recycling program and the assumption of existing debt.

As a key component of our growth strategy, we continue to evaluate value-add acquisition opportunities (including undeveloped land, development and redevelopment opportunities and office properties). As a result, at any point in time we may have one or more potential acquisitions under consideration that are in varying stages of evaluation, negotiation or due diligence review, which may include potential acquisitions under contract. We remain a disciplined buyer of office properties and undeveloped land and continue to focus on value-add opportunities in West Coast markets populated by knowledge and creative based tenants in a variety of industries, including technology, media, healthcare, entertainment and professional services. We cannot provide assurance that we will complete additional future acquisitions. In the future, we may enter into agreements to acquire additional properties or undeveloped land, either as wholly owned properties or through joint ventures, and those agreements typically will be subject to the satisfaction of closing conditions. We cannot provide assurance that we will enter into any agreements to acquire properties or undeveloped land or that the potential acquisitions contemplated by any agreements we may enter into in the future will be completed. Costs associated with acquisitions accounted for as business combinations are expensed as incurred, and we may be unable to complete an acquisition after making a nonrefundable deposit or incurring acquisition-related costs. In addition, acquisitions are subject to various other risks and uncertainties. During the three months ended March 31, 2014, we expensed approximately $0.2 million of third-party acquisition costs, and we anticipate that we may incur additional third-party acquisition costs during the remainder of 2014. We expect that during 2014 we will continue to pursue value-add property acquisitions that either add immediate Net Operating Income to our portfolio or play a strategic role in our future growth.

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

In connection with our capital recycling strategy, during 2013, we completed the sale of three office buildings to unaffiliated third parties in three separate transactions, with gross sales proceeds totaling approximately $56.9 million. During 2014 we completed the sale of twelve properties located in San Diego, California, with gross sales proceeds totaling approximately $294.7 million. Additionally, in April 2014, we completed the sale of an undeveloped land parcel located in San Diego, California, with gross sales proceeds of $33.1 million. The timing of any potential future disposition transactions will depend on market conditions and other factors, including but not limited to our capital needs and our ability to defer some or all of the taxable gains on the sales. We cannot assure that we will dispose of any additional properties or that future acquisitions and/or dispositions, if any, will qualify as Section 1031 Exchanges.

Leasing Activity and Changes in Rental Rates. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following tables set forth certain information regarding leasing activity for our stabilized portfolio during the three months ended March 31, 2014.

Information on Leases Commenced and Executed

For Leases Commenced

	1st & 2nd Generation (1)				2nd Generation (1)
	Number of Leases (2)		Rentable Square Feet (2)		TI/LC per Sq. Ft. (3)	Changes in Rents (4)(5)	Changes in Cash Rents (6)	Retention Rates (7)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Three Months Ended March 31, 2014	18	19	111,330	167,025	$12.53	6.6%	3.3%	44.5%	34

For Leases Executed (8)

	1st & 2nd Generation (1)				2nd Generation (1)
	Number of Leases (2)		Rentable Square Feet (2)		TI/LC per Sq. Ft. (3)	Changes in Rents (4)(5)	Changes in Cash Rents (6)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Three Months Ended March 31, 2014	26	19	179,193	167,025	$23.92	6.6%	3.0%	59
_______________________

(1)
First generation leasing includes space where we have made capital expenditures that result in additional revenue generated when the space is re-leased. Second generation leasing includes space where we have made capital expenditures to maintain the current market revenue stream.

(2)
Represents leasing activity for leases that commenced or signed at properties in the stabilized portfolio during the period, including first and second generation space, net of month-to-month leases. Excludes leasing on new construction.

(3)	Amounts exclude tenant-funded tenant improvements.

(4)
Calculated as the change between GAAP rents for new/renewed leases and the expiring GAAP rents for the same space. Excludes leases for which the space was vacant longer than one year or vacant when the property was acquired.

(5)
Excludes commenced and executed leases of approximately 61,000 and 122,000 rentable square feet, respectively, for the three months ended March 31, 2014, for which the space was vacant longer than one year or being leased for the first time. Space vacant for more than one year is excluded from our change in rents calculations to provide a meaningful market comparison.

(6)
Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. Excludes leases for which the space was vacant longer than one year or vacant when the property was acquired.

(7)	Calculated as the percentage of space either renewed or expanded into by existing tenants or subtenants at lease expiration.

(8)	For the three months ended March 31, 2014, 20 new leases totaling 152,415 rentable square feet were signed but not commenced as of March 31, 2014.

As of March 31, 2014, we believe that the weighted average cash rental rates for our stabilized portfolio, including recently acquired operating properties are approximately 5% under the current average market rental rates, although individual properties within any particular submarket presently may be leased either above, below, or at the current market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our portfolio.

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

Scheduled Lease Expirations. The following table sets forth certain information regarding our lease expirations for our stabilized portfolio for the remainder of 2014 and the next five years.

Lease Expirations (1)

Year of Lease Expiration	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (2)	% of Total Annualized Base Rent (2)	Annualized Base Rent per Sq. Ft. (2)
Remainder of 2014	85	943,282	7.8%	$26,713	6.4%	$28.32
2015	117	1,553,654	12.9%	45,443	11.0%	29.25
2016	85	953,350	7.9%	25,678	6.2%	26.93
2017	101	1,800,739	14.9%	59,379	14.3%	32.97
2018	58	1,583,798	13.1%	64,291	15.5%	40.59
2019	55	1,275,029	10.6%	48,158	11.6%	37.77
Total	501	8,109,852	67.2%	$269,662	65.0%	$33.25
________________________

(1)
The information presented for all lease expiration activity reflects leasing activity through March 31, 2014 for our stabilized portfolio. For leases that have been renewed early or space that has been re-leased to a new tenant, the expiration date and annualized base rent information presented takes into consideration the renewed or re-leased lease terms. Excludes space leased under month-to-month leases, intercompany leases, vacant space and lease renewal options not executed as of March 31, 2014.

(2)
Annualized base rent includes the impact of straight-lining rent escalations and the amortization of free rent periods and excludes the impact of the following: amortization of deferred revenue related tenant-funded tenant improvements, amortization of above/below market rents, amortization for lease incentives due under existing leases and expense reimbursement revenue. Additionally, the underlying leases contain various expense structures including full service gross, modified gross and triple net. Percentages represent percentage of total portfolio annualized contractual base rental revenue. For additional information on tenant improvement and leasing commission costs incurred by the Company for the current reporting period, please see further discussion under the caption “Information on Leases Commenced and Executed.”

In addition to the 1.0 million rentable square feet, or 7.6%, of currently available space in our stabilized portfolio, leases representing approximately 7.8% and 12.9% of the occupied square footage of our stabilized portfolio are scheduled to expire during 2014 and 2015, respectively. The leases scheduled to expire during the remainder of 2014 and in 2015 represent approximately 2.5 million rentable square feet or 17.4% of our total annualized base rental revenue. We believe that the weighted average cash rental rates are approximately 5% under the current average market rental rates for leases scheduled to expire during the remainder of 2014 and in 2015, although individual properties within any particular submarket presently may be leased either above, below, or at the current quoted market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our overall portfolio. Our ability to re-lease available space depends upon both general market conditions and the market conditions in the specific regions in which individual properties are located.

Redevelopment Projects

We believe that a portion of our potential long-term future growth will continue to come from redevelopment opportunities both through acquired properties and within our existing portfolio. Redevelopment opportunities are those projects in which we spend significant development and construction costs on existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. During the three months ended March 31, 2014, we stabilized the following redevelopment project:

•
360 Third Street, South of Market Area ("SOMA"), submarket of San Francisco, California on which we commenced redevelopment in the fourth quarter of 2011. This project, encompassing approximately 427,700 rentable square feet, had a total investment of approximately $187.8 million at completion. As of March 31, 2014, the project was 96% leased and 90.1% occupied.

In-Process and Future Development Pipeline

We believe that a portion of our long-term future growth will also come from the completion of our under construction and in-process projects as well as executing on our future development pipeline, subject to market conditions. Over the past year, we increased our focus on value-add and highly accretive development opportunities and expanded our future development pipeline through targeted acquisitions of development opportunities on the West Coast.

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

As of March 31, 2014, our in-process development pipeline consisted of the following six projects under construction.

•
690 E. Middlefield Road, Mountain View, California, which we acquired in May 2012. The development project, which is 100% pre-leased to Synopsys, Inc., has a total estimated investment of approximately $196.0 million and is expected to encompass approximately 341,000 rentable square feet upon completion. Construction is currently in process and is expected to be completed in the first quarter of 2015.

•
350 Mission Street, SOMA, San Francisco, California, which we acquired in October 2012. The development project, which is 100% pre-leased to salesforce.com, inc., has a total estimated investment of $276.9 million and is expected to encompass approximately 450,000 rentable square feet upon completion. In the fourth quarter of 2013, we obtained full entitlements to increase this project from a 27-story building to a 30-story building. The property is expected to be LEED platinum certified, the first ground up development property in the city expected to receive this designation. Construction is currently in process and is expected to be completed in the first quarter of 2015.

•
555-599 N. Mathilda Avenue, Sunnyvale, California, which we acquired in December 2012. The project, which is comprised of one operating property and a future development site, is 100% pre-leased. We are currently developing an approximately 587,000 square foot office complex for LinkedIn, Inc., the tenant in the current existing building. The development project has a total estimated investment of approximately $314.7 million. Construction is currently in process and is expected to be completed in the third quarter of 2014.

•
Columbia Square, Hollywood, California, which we acquired in September 2012. The project is a historical media campus located in the heart of Hollywood, two blocks from the corner of Sunset Boulevard and Vine Street. During 2013, we commenced development on approximately 675,000 rentable square feet of a mixed-use project, which encompasses office, multi-family and retail components that we plan on completing in multiple phases. The project has a total estimated investment of approximately $392.2 million. Our plan is to create a mixed-use campus that preserves the historical character while establishing a new center for entertainment and media companies. Construction is currently in process and is expected to be completed in three phases between the third quarter of 2014 and the second quarter of 2016.

In December 2013, we announced that we will be collaborating with the Kor Group, a Los Angeles-based development and management firm that specializes in high-end residential and hospitality projects, on the project programming, design and branding of the residential component of Columbia Square. This portion of the project will be a mix of high-end long-term rentals and extended stay apartment homes that will cater to traveling business, entertainment and creative professionals. It will be the first luxury extended stay property to be located in the heart of Hollywood. Completion of the construction of this component is expected for the spring of 2016.

•
333 Brannan Street, SOMA, San Francisco, California, which we acquired in July 2012. In January 2014, six weeks after our ground breaking in the fourth quarter of 2013, we signed a 182,000 square foot, twelve-year lease with Dropbox for the entirety of this project. Dropbox is expected to take occupancy of the LEED platinum ground up development property at the completion of construction in the third quarter of 2015. The project has a total estimated investment of approximately $97.9 million. Construction is currently in process and is expected to be completed in the third quarter of 2015.

•
Crossing/900, Redwood City, California, which we entered into an agreement in June 2013 with a local partner. The project has a total estimated investment of approximately $183.5 million and is expected to encompass approximately 300,000 rentable square feet upon completion. Construction on the building is currently in process and is expected to be completed in the third quarter of 2015.

In the future, we may also enter into agreements to acquire other development or redevelopment opportunities, either as wholly owned properties or through joint ventures and those agreements typically will be subject to the satisfaction of closing conditions. In addition, as of March 31, 2014, we had additional undeveloped land holdings, excluding the undeveloped land held for sale, located primarily in various submarkets in San Diego County and Los Angeles with an aggregate cost basis of approximately $334.2 million at which we believe we could currently develop approximately 2.4 million rentable square feet.

This increase in our development and redevelopment activities will continue to cause an increase in the average development asset balances qualifying for interest and other carry cost capitalization in future periods. During the three months ended March 31, 2014, we capitalized interest on in process development projects, redevelopment projects in lease-up, and development pipeline projects with an aggregate cost basis balance of approximately $1.0 billion at March 31, 2014, as it was determined these projects qualified for interest and other carry cost capitalization under GAAP. For the three months ended March 31, 2014 and

2013, we capitalized $10.8 million and $7.7 million, respectively, of interest to our qualifying redevelopment and development projects. For the three months ended March 31, 2014 and 2013, we capitalized $2.6 million and $1.5 million, respectively, of internal costs to our qualifying redevelopment and development projects.

Incentive Compensation. Our Executive Compensation Committee determines compensation, including cash bonuses and equity incentives, for our executive officers. For 2014, the annual cash bonus program was structured to allow the Executive Compensation Committee to evaluate a variety of key quantitative and qualitative metrics at the end of the year and make a determination based on the Company’s and management’s overall performance. Our Executive Compensation Committee also grants equity incentive awards from time to time that include performance-based or market-measure based vesting requirements and/or time-based vesting requirements. As a result, accrued incentive compensation and compensation expense for future awards may be affected by our operating and development performance, financial results, stock price, performance against applicable performance-based vesting goals, market conditions and other factors. Consequently, we cannot predict the amounts that will be recorded in future periods related to such incentive compensation.

As of March 31, 2014, there was approximately $36.9 million of total unrecognized compensation cost related to outstanding nonvested shares of restricted common stock, RSUs and stock options issued under share-based compensation arrangements. Those costs are expected to be recognized over a weighted-average period of 2.6 years. The $36.9 million of unrecognized compensation cost does not reflect the future compensation cost for any potential share-based awards that may be issued. Share-based compensation expense for potential future awards could be affected by our operating and development performance, financial results, stock price, performance against applicable performance-based vesting goals, market conditions and other factors. In addition, our Executive Compensation Committee granted restricted stock units in January 2014, and, if our stockholders do not approve an increase to the share limit under our 2006 Plan, these awards may be cash settled and will be subject to liability accounting until a sufficient amount of shares are authorized for issuance under the 2006 Plan to cover the payment of these awards. Consequently, we cannot predict the amounts that will be recorded in future periods for such awards. See Note 9 to our consolidated financial statements for additional information regarding our share-based incentive compensation plan.

Stabilized Portfolio Information

As of March 31, 2014, our stabilized portfolio was comprised of 107 office properties encompassing an aggregate of approximately 13.3 million rentable square feet. Our stabilized portfolio includes all of our properties with the exception of undeveloped land, development and redevelopment properties currently under construction or committed for construction, “lease-up” properties and properties held-for-sale. We define lease-up properties as properties recently developed or redeveloped that have not yet reached 95% occupancy and are within one year following cessation of major construction activities. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. Our stabilized portfolio also excludes our future development pipeline, which is comprised of eight potential development sites, representing 99.9 gross acres of undeveloped land.

At March 31, 2014, our stabilized portfolio excluded six development properties currently under construction. There were no operating properties in “lease-up” and one undeveloped land parcel held for sale as of March 31, 2014.

The following table reconciles the changes in the rentable square feet in our stabilized portfolio of operating properties from March 31, 2013 to March 31, 2014:

	Number of Buildings	Rentable Square Feet
Total as of March 31, 2013	116	13,570,059
Acquisitions (1)	3	359,545
Completed redevelopment properties placed in-service	3	613,519
Dispositions	(15)	(1,249,341)
Remeasurement	—	11,363
Total as of March 31, 2014	107	13,305,145
________________________

(1)	Excludes redevelopment and development property acquisitions.

Occupancy Information

The following table sets forth certain information regarding our stabilized portfolio:

Stabilized Portfolio Occupancy

Region	Number of Buildings	Rentable Square Feet	Occupancy at (1)
			3/31/2014	12/31/2013	9/30/2013
Los Angeles and Ventura Counties	27	3,502,779	93.7%	93.7%	93.2%
Orange County	3	437,603	91.1%	92.8%	93.3%
San Diego	48	4,367,403	88.1%	90.8%	89.6%
San Francisco Bay Area	16	2,809,118	94.1%	94.8%	92.7%
Greater Seattle	13	2,188,242	96.9%	96.7%	95.2%
Total Stabilized Portfolio	107	13,305,145	92.4%	93.4%	92.2%

	Average Occupancy
	Three Months Ended March 31,
	2014	2013
Stabilized Portfolio(1)	93.1%	91.0%
Same Store Portfolio(2)	92.6%	92.1%
__________________________________

(1)	Occupancy percentages reported are based on our stabilized office portfolio as of the end of the period presented.

(2)
Occupancy percentages reported are based on office properties owned and stabilized as of January 1, 2013 and still owned and stabilized as of March 31, 2014. See discussion under “Results of Operations” for additional information.

Significant Tenants

The following table sets forth information about our fifteen largest tenants based upon annualized rental revenues as of March 31, 2014.

Tenant Name	Annualized Base Rental Revenue ($ in thousands)	Rentable Square Feet	Percentage of Total Annualized Base Rental Revenue	Percentage of Total Rentable Square Feet
DIRECTV, LLC	$23,760	667,852	5.7%	5.0%
Bridgepoint Education, Inc.	15,066	322,342	3.6%	2.4%
Intuit, Inc.	13,489	465,812	3.3%	3.5%
Delta Dental of California	10,413	218,348	2.5%	1.6%
AMN Healthcare, Inc.	8,341	175,672	2.0%	1.3%
Scan Group (1)(2)	6,830	218,742	1.7%	1.6%
Group Health Cooperative	6,372	183,422	1.5%	1.4%
Neurocrine Biosciences, Inc.	6,366	140,591	1.5%	1.1%
Microsoft Corporation	6,256	215,997	1.5%	1.6%
Fish & Richardson P.C.	6,071	139,538	1.5%	1.0%
Institute for Systems Biology	6,207	140,605	1.5%	1.1%
Splunk, Inc.	5,413	95,008	1.3%	0.7%
Wells Fargo (1)	5,280	127,085	1.3%	1.0%
Scripps Health	5,199	112,067	1.3%	0.8%
BP Biofuels	5,158	136,908	1.2%	1.0%
Total Top Fifteen Tenants	$130,221	3,359,989	31.4%	25.1%

________________________

(1)	The Company has entered into leases with various affiliates of the tenant.

(2)
In December 2013, Scan Group renewed and expanded their lease at Kilroy Airport Center in Long Beach, CA. As of March 31, 2014 revenue recognition had not commenced for the expansion premises. The annualized base rental revenue and rentable square feet presented in this table include the projected annualized base rental revenue of approximately $1.5 million and rentable square feet of approximately 50,000 for the expansion premises.

Current Regional Information

We have generally seen rental rates stabilize and start to improve in many of our submarkets. We have also seen vacancy rates in many of our submarkets starting to decrease.

Los Angeles and Ventura Counties. Our Los Angeles and Ventura Counties stabilized portfolio of 3.5 million rentable square feet was 93.7% occupied with approximately 220,000 available rentable square feet as of March 31, 2014 compared to 93.7% occupied with approximately 219,000 available rentable square feet as of December 31, 2013.

As of March 31, 2014, leases representing an aggregate of approximately 240,000 and 309,000 rentable square feet are scheduled to expire during the remainder of 2014 and in 2015, respectively, in this region. The aggregate rentable square feet under the leases scheduled to expire in this region during the remainder of 2014 and in 2015 represents approximately 4.6% of our occupied rentable square feet and 4.2% of our annualized base rental revenues in our total stabilized portfolio as of March 31, 2014.

San Diego County. Our San Diego County stabilized portfolio of 4.4 million rentable square feet was 88.1% occupied with approximately 520,000 available rentable square feet as of March 31, 2014 compared to 90.8% occupied with approximately 401,000 available rentable square feet as of December 31, 2013.

As of March 31, 2014, leases representing an aggregate of approximately 445,000 and 455,000 rentable square feet are scheduled to expire during the remainder of 2014 and in 2015, respectively, in this region. The aggregate rentable square feet under leases scheduled to expire during the remainder of 2014 and in 2015 represents approximately 7.4% of our occupied rentable square feet and 5.6% of our annualized base rental revenues in our total stabilized portfolio as of March 31, 2014.

San Francisco Bay Area. As of March 31, 2014, our San Francisco Bay Area stabilized portfolio of 2.8 million rentable square feet was 94.1% occupied with approximately 166,000 available rentable square feet, compared to 94.8% occupied with approximately 124,000 available rentable square feet as of December 31, 2013.

As of March 31, 2014, leases representing an aggregate of approximately 131,000 and 353,000 rentable square feet are scheduled to expire during the remainder of 2014 and in 2015, respectively, in this region. The aggregate rentable square feet under leases scheduled to expire during the remainder of 2014 and in 2015 represents approximately 4.0% of our occupied rentable square feet and 4.3% of our annualized base rental revenues in our total stabilized portfolio as of March 31, 2014.

Greater Seattle. As of March 31, 2014, our greater Seattle stabilized portfolio of 2.2 million rentable square feet was 96.9% occupied with approximately 68,000 available rentable square feet, compared to 96.7% occupied with approximately 68,000 available rentable square feet as of December 31, 2013. The increase in occupancy was primarily attributable to the acquisition of one office building encompassing 140,605 rentable square feet that was 100.0% occupied as of March 31, 2014.

As of March 31, 2014, leases representing an aggregate of approximately 115,000 and 399,000 rentable square feet are scheduled to expire during the remainder of 2014 and in 2015, respectively, in this region. The aggregate rentable square feet under leases scheduled to expire during the remainder of 2014 and in 2015 represents approximately 4.3% of our occupied rentable square feet and 2.8% of our annualized base rental revenues in our total stabilized portfolio as of March 31, 2014.

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

Management further evaluates Net Operating Income by evaluating the performance from the following property groups:

•
Same Store Properties – which includes the results of all of the office properties that were owned and included in our stabilized portfolio for two comparable reporting periods, i.e., owned and included in our stabilized portfolio as of January 1, 2013 and still owned and included in the stabilized portfolio as of March 31, 2014;

•
Acquisition Properties – which includes the results, from the dates of acquisition through the periods presented, for the four office buildings we acquired during 2013 and the one office building we acquired during the three months ended March 31, 2014;

•
Stabilized Development and Redevelopment Properties – which includes the results generated by two office redevelopment buildings and one office development building that were stabilized in 2013 and one redevelopment property that was stabilized in 2014 following its one year lease-up period; and

•	Other Properties – which includes the results of properties not included in our stabilized portfolio.

The following table sets forth certain information regarding the property groups within our stabilized portfolio as of March 31, 2014:

Group	# of Buildings	Rentable Square Feet
Same Store Properties	98	11,715,581
Acquisition Properties	5	679,943
Stabilized Development and Redevelopment Properties	4	909,621
Total Stabilized Portfolio	107	13,305,145

Comparison of the Three Months Ended March 31, 2014 to the Three Months Ended March 31, 2013

The following table summarizes our Net Operating Income from continuing operations, as defined, for our total portfolio for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2014	2013
	($ in thousands)
Reconciliation to Net Income:
Net Operating Income, as defined	$88,756	$77,553	$11,203	14.4%
Unallocated (expense) income:
General and administrative expenses	(10,811)	(9,669)	(1,142)	11.8
Acquisition-related expenses	(228)	(655)	427	(65.2)
Depreciation and amortization	(49,202)	(47,701)	(1,501)	3.1
Interest income and other net investment gains	177	392	(215)	(54.8)
Interest expense	(17,252)	(19,734)	2,482	(12.6)
Income from continuing operations	11,440	186	11,254	6,050.5
Income from discontinued operations	90,492	2,202	88,290	4,009.5
Net income	$101,932	$2,388	$99,544	4,168.5%

The following tables summarize the Net Operating Income, as defined, for our total portfolio for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014					2013
	Same Store	Acquisition Properties	Stabilized Develop-ment & Redevel-opment	Other	Total	Same Store	Acquisition Properties	Stabilized Develop-ment & Redevel-opment	Other	Total
	(in thousands)					(in thousands)
Operating revenues:
Rental income	$97,087	$5,969	$8,994	$6	$112,056	$94,531	$2,716	$3,869	$491	$101,607
Tenant reimbursements	9,832	1,229	511	—	11,572	8,404	509	177	40	9,130
Other property income	2,145	—	12	—	2,157	227	—	—	—	227
Total	109,064	7,198	9,517	6	125,785	103,162	3,225	4,046	531	110,964
Property and related expenses:
Property expenses	22,879	494	1,597	124	25,094	21,270	401	772	362	22,805
Real estate taxes	9,368	663	902	240	11,173	8,741	232	347	344	9,664
Provision for bad debts	—	—	—	—	—	95	—	—	—	95
Ground leases	727	—	35	—	762	727	—	120	—	847
Total	32,974	1,157	2,534	364	37,029	30,833	633	1,239	706	33,411
Net Operating Income (Loss), as defined	$76,090	$6,041	$6,983	$(358)	$88,756	$72,329	$2,592	$2,807	$(175)	$77,553

	Three Months Ended March 31, 2014 as compared to the Three Months Ended March 31, 2013
	Same Store		Acquisition Properties		Stabilized Development & Redevelopment		Other		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income	$2,556	2.7%	$3,253	119.8%	$5,125	132.5%	$(485)	(98.8)%	$10,449	10.3%
Tenant reimbursements	1,428	17.0	720	141.5	334	188.7	(40)	(100.0)	2,442	26.7
Other property income	1,918	844.9	—	—	12	—	—	—	1,930	850.2
Total	5,902	5.7	3,973	123.2	5,471	135.2	(525)	(98.9)	14,821	13.4
Property and related expenses:
Property expenses	1,609	7.6	93	23.2	825	106.9%	(238)	(65.7)	2,289	10.0
Real estate taxes	627	7.2	431	185.8	555	159.9	(104)	(30.2)	1,509	15.6
Provision for bad debts	(95)	(100.0)	—	—	—	—	—	—	(95)	(100.0)
Ground leases	—	—	—	—	(85)	(70.8)	—	—	(85)	(10.0)
Total	2,141	6.9	524	82.8	1,295	104.5	(342)	(48.4)	3,618	10.8
Net Operating Income, as defined	$3,761	5.2%	$3,449	133.1%	$4,176	148.8%	$(183)	104.6%	$11,203	14.4%

Net Operating Income increased $11.2 million, or 14.4%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 primarily resulting from:

•	An increase of $3.4 million attributable to the Acquisition Properties;

•	An increase of $3.8 million attributable to the Same Store Properties primarily resulting from:

•	An increase in rental income of $2.6 million primarily due to increased occupancy, new leases at higher rates and increased parking income at a number of properties;

•	An increase in tenant reimbursements of $1.4 million primarily due to higher reimbursable property expenses and real estate taxes;

•	An increase in other property income of $1.9 million primarily due to lease termination revenue;

•	A partially offsetting increase in property and related expenses of $2.1 million primarily resulting from:

•
An increase of $1.6 million in property expenses primarily resulting from an increase in certain recurring operating costs of approximately $0.6 million related to utilities, property management expenses, janitorial, insurance, other service-related costs and $1.0 million of non-recurring legal fees;

•	An increase of $0.6 million in real estate taxes primarily as a result of higher value assessments at several properties; and

•	An increase of $4.2 million attributable to the Stabilized Development and Redevelopment Properties.

Other Expenses and Income

General and Administrative Expenses

General and administrative expenses increased $1.1 million, or 11.8%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase was primarily attributable to an increase in payroll and administrative costs and other professional service costs associated with the growth of the Company.

Depreciation and Amortization

Depreciation and amortization increased by $1.5 million, or 3.1%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily related to the Acquisition Properties.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts/premiums and loan cost amortization, net of capitalized interest, including capitalized debt discounts/premiums and loan cost amortization for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013	Dollar Change	Percentage Change
	(in thousands)
Gross interest expense	$28,034	$27,466	$568	2.1%
Capitalized interest and loan fees	(10,782)	(7,732)	(3,050)	39.4%
Interest expense	$17,252	$19,734	$(2,482)	(12.6)%

Capitalized interest and loan fees increased $3.1 million, or 39.4%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase was primarily attributable to an increase in our development and redevelopment activity, which resulted in higher average asset balances qualifying for interest capitalization.

Liquidity and Capital Resources of the Company

In this “Liquidity and Capital Resources of the Company” section, the term the “Company” refers only to Kilroy Realty Corporation on an unconsolidated basis and excludes the Operating Partnership and all other subsidiaries.

The Company’s business is operated primarily through the Operating Partnership. Distributions from the Operating Partnership are the Company’s source of capital. The Company believes that the Operating Partnership’s sources of working capital, specifically its cash flow from operations and borrowings available under its revolving credit facility, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its preferred and common stockholders for the next twelve months. Cash flows from operating activities generated by the Operating Partnership for the three months ended March 31, 2014 were sufficient to cover the Company’s payment of cash dividends to its stockholders. However, there can be no assurance that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distributions to the Company. The unavailability of capital could adversely affect the Operating Partnership’s ability to make distributions to the Company, which would in turn, adversely affect the Company’s ability to pay cash dividends to its stockholders.

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

The Company intends to continue to make, but has not committed to make, regular quarterly cash distributions to common stockholders and common unitholders from cash flow from operating activities. All such distributions are at the discretion of the board of directors. The Company has historically distributed amounts in excess of its taxable income resulting in a return of capital to its stockholders and the Company currently believes it has the ability to maintain distributions at the 2014 levels to meet the REIT distribution requirements for 2014. In addition, to the extent that the Company cannot successfully complete Section 1031 Exchanges to defer some or all of the taxable gains related to completed or future property dispositions, the Company may choose to distribute a special dividend to avoid having to pay income taxes on such gains. The Company considers market factors and its performance in addition to REIT requirements in determining our distribution levels. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with the Company’s intention to maintain its qualification as a REIT. Such investments may include, for example, obligations of the Government National Mortgage Association, other governmental agency securities, certificates of deposit and interest-bearing bank deposits.

On February 13, 2014, the Board of Directors declared a regular quarterly cash dividend of $0.35 per share of common stock payable on April 16, 2014 to stockholders of record on March 31, 2014 and caused a $0.35 per Operating Partnership unit cash distribution to be paid in respect of the Operating Partnership’s common limited partnership interests, including those owned by the Company. The total cash quarterly dividends and distributions paid on April 16, 2014 was $29.4 million.

On February 13, 2014, the Board of Directors declared a dividend of $0.42969 per share on the Series G Preferred Stock and $0.39844 per share on the Series H Preferred Stock for the period commencing on and including February 18, 2014 and ending on and including May 14, 2014. The dividend will be payable on May 15, 2014 to Series G Preferred and Series H Preferred stockholders of record on April 30, 2014. The quarterly dividends payable on May 15, 2014 to Series G and Series H Preferred stockholders is expected to total $3.3 million.

Debt Covenants

The covenants contained within the revolving credit facility and the term loan facility prohibit the Company from paying dividends in excess of 95% of FFO.

Capitalization

As of March 31, 2014, our total debt as a percentage of total market capitalization was 29.5% and our total debt and liquidation value of our preferred equity as a percentage of total market capitalization was 32.3%, which was calculated based on the closing price per share of the Company’s common stock of $58.58 on March 31, 2014 as shown in the following table:

	Shares/Units at March 31, 2014	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
	($ in thousands)
Debt:
Unsecured Term Loan Facility		$150,000	2.1
4.25% Unsecured Exchangeable Notes due 2014 (1)		172,500	2.4
Unsecured Senior Notes due 2014		83,000	1.0
Unsecured Senior Notes due 2015 (1)		325,000	4.5
Unsecured Senior Notes due 2018 (1)		325,000	4.5
Unsecured Senior Notes due 2020 (1)		250,000	3.4
Unsecured Senior Notes due 2023 (1)		300,000	4.1
Secured debt (1)		543,454	7.5
Total debt		2,148,954	29.5
Equity and Noncontrolling Interests:
6.875% Series G Cumulative Redeemable Preferred stock (2)	4,000,000	100,000	1.4
6.375% Series H Cumulative Redeemable Preferred stock (2)	4,000,000	100,000	1.4
Common limited partnership units outstanding (3)(4)	1,804,200	105,690	1.5
Common shares outstanding (4)	82,218,332	4,816,350	66.2
Total equity and noncontrolling interests		5,122,040	70.5
Total Market Capitalization		$7,270,994	100.0%
________________________

(1)
Represents gross aggregate principal amount due at maturity before the effect of net unamortized premiums as of March 31, 2014. The aggregate net unamortized premiums totaled approximately $8.7 million as of March 31, 2014.

(2)	Value based on $25.00 per share liquidation preference.

(3)	Represents common units not owned by the Company.

(4)	Value based on closing price per share of our common stock of $58.58 as of March 31, 2014.

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

General Strategy

Our general strategy is to maintain a conservative balance sheet with a robust credit profile and to maintain a capital structure that allows for financial flexibility and diversification of capital resources. We manage our capital structure to reflect a long-term investment approach and utilize multiple sources of capital to meet our long-term capital requirements. We believe that our current projected liquidity requirements for the next twelve-month period, as set forth above under the caption “—Liquidity Uses,” will be satisfied using a combination of the liquidity sources listed above. We believe our conservative leverage and staggered debt maturities provide us with financial flexibility and enhances our ability to obtain additional sources of liquidity if necessary, and, therefore, we are well-positioned to refinance or repay maturing debt and to pursue our strategy of seeking attractive acquisition opportunities, which we may finance, as necessary, with future public and private issuances of debt and equity securities.

Liquidity Sources

Credit Facility

The following table summarizes the balance and terms of our revolving credit facility as of March 31, 2014 and December 31, 2013, respectively:

	March 31, 2014	December 31, 2013
	(in thousands)
Outstanding borrowings	$—	$45,000
Remaining borrowing capacity	500,000	455,000
Total borrowing capacity (1)	$500,000	$500,000
Interest rate (2)	—%	1.62%
Facility fee-annual rate (3)	0.300%
Maturity date (4)	April 2017
________________________

(1)
We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $200.0 million under an accordion feature under the terms of the revolving credit facility.

(2)
The revolving credit facility interest rate was calculated based on an annual rate of LIBOR plus 1.450% as of both March 31, 2014 and December 31, 2013. No interest rate is shown as of March 31, 2014 because no borrowings were outstanding.

(3)
The facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, from 2010 to 2012 we incurred debt origination and legal costs of which approximately, as of March 31, 2014, $4.5 million remains to be amortized through the maturity date of the revolving credit facility.

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

In connection with this strategy, during 2014 we completed the sale of twelve properties located in San Diego, California, to an unaffiliated third party, with gross sales proceeds of $294.7 million. During 2013, we completed the sale of three office building to unaffiliated third parties in three separate transactions, for gross sales proceeds of $56.9 million. Additionally, in April 2014, we completed the sale of an undeveloped land parcel located in San Diego, California, with gross sales proceeds of $33.1 million. The timing of any potential future disposition transactions will depend on market conditions and other factors, including, but not limited to, our capital needs and our ability to defer some or all of the taxable gains on the sales. We cannot assure that we will dispose of any additional properties or that future acquisitions and/or dispositions, if any, will qualify as Section 1031 Exchanges.

At-The-Market Stock Offering Program

Under our at-the-market stock offering program, which commenced in July 2011, we may offer and sell shares of our common stock having an aggregate gross sales price of up to $200.0 million from time to time in “at-the-market” offerings. Since commencement of the program, we have sold 2,183,261 shares of common stock having an aggregate gross sales price of $105.3 million. As of March 31, 2014, shares of common stock having an aggregate gross sales price of up to $94.7 million remain available to be sold under this program. Actual future sales will depend upon a variety of factors, including but not limited to market conditions, the trading price of the Company’s common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program. There were no sales of our common stock under our at-the-market offering program for the three months ended March 31, 2014.

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

Exchangeable Notes, Unsecured Debt, and Secured Debt

The aggregate principal amount of our 4.25% Exchangeable Notes, unsecured debt, and secured debt of the Operating Partnership outstanding as of March 31, 2014 was as follows:

Aggregate Principal Amount Outstanding
(in thousands)
Unsecured Term Loan Facility due 2016	150,000
4.25% Exchangeable Notes due 2014 (1)	172,500
Unsecured Senior Notes due 2014	83,000
Unsecured Senior Notes due 2015 (1)	325,000
Unsecured Senior Notes due 2018 (1)	325,000
Unsecured Senior Notes due 2020 (1)	250,000
Unsecured Senior Notes due 2023 (1)	300,000
Secured Debt (1)	543,454
Total Exchangeable Notes, Unsecured Debt, and Secured Debt	$2,148,954
________________________

(1)
Represents gross aggregate principal amount before the effect of the unamortized discounts and premiums as of March 31, 2014. The aggregate net unamortized premiums totaled approximately $8.7 million as of March 31, 2014.

Debt Composition

The composition of the Operating Partnership’s aggregate debt balances between secured and unsecured and fixed-rate and variable-rate debt as of March 31, 2014 and December 31, 2013 was as follows:

	Percentage of Total Debt		Weighted Average Interest Rate
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Secured vs. unsecured:
Unsecured(1)	74.7%	75.1%	4.7%	4.6%
Secured	25.3	24.9	5.2%	5.2%
Variable-rate vs. fixed-rate:
Variable-rate	7.0	8.9	1.9%	1.9%
Fixed-rate(1)	93.0	91.1	5.0%	5.0%
Stated rate(1)			4.8%	4.8%
GAAP effective rate(2)			4.8%	4.8%
GAAP effective rate including debt issuance costs			5.2%	5.1%
________________________

(1)	Excludes the impact of the amortization of any debt discounts/premiums.

(2)	Includes the impact of the amortization of any debt discounts/premiums, excluding debt issuance costs.

Liquidity Uses

Contractual Obligations

The following table provides information with respect to our contractual obligations as of March 31, 2014. The table: (i) indicates the maturities and scheduled principal repayments of our secured debt, 4.25% Exchangeable Notes and unsecured debt; (ii) indicates the scheduled interest payments of our fixed-rate and variable-rate debt as of March 31, 2014; (iii) provides information about the minimum commitments due in connection with our ground lease obligations and other lease and contractual commitments; and (iv) provides estimated redevelopment and development commitments as of March 31, 2014. Note that the table does not reflect our available debt maturity extension options and reflects gross aggregate principal amounts before the effect of unamortized discounts/premiums.

	Payment Due by Period
	Less than 1 Year (Remainder of 2014)	1–3 Years (2015-2016)	4–5 Years (2017-2018)	More than 5 Years (After 2019)	Total
	(in thousands)
Principal payments: secured debt (1)	$7,432	$169,535	$198,476	$168,011	$543,454
Principal payments: 4.25% Exchangeable Notes (2)	172,500	—	—	—	172,500
Principal payments: unsecured debt (3)	83,000	475,000	325,000	550,000	1,433,000
Interest payments: fixed-rate debt (4)	72,296	147,747	104,291	106,191	430,525
Interest payments: variable-rate debt (5)	2,170	3,574	—	—	5,744
Ground lease obligations (6)	2,322	6,190	6,190	156,912	171,614
Lease and contractual commitments (7)	83,931	1,678	—	—	85,609
Redevelopment and development commitments (8)	290,000	358,000	—	—	648,000
Total	$713,651	$1,161,724	$633,957	$981,114	$3,490,446
________________________

(1)	Represents gross aggregate principal amount before the effect of the unamortized premium of approximately $13.5 million as of March 31, 2014.

(2)	Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $3.0 million as of March 31, 2014.

(3)	Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $1.8 million as of March 31, 2014.

(4)
As of March 31, 2014, 93.0% of our debt was contractually fixed. The information in the table above reflects our projected interest rate obligations for these fixed-rate payments based on the contractual interest rates, interest payment dates and scheduled maturity dates.

(5)
As of March 31, 2014, 7.0% of our debt bore interest at variable rates which was incurred under the term loan facility. The variable interest rate payments are based on LIBOR plus a spread of 1.750% as of March 31, 2014. The information in the table above reflects our projected interest rate obligations for these variable-rate payments based on outstanding principal balances as of March 31, 2014, the scheduled interest payment dates and the contractual maturity dates.

(6)	Reflects minimum lease payments through the contractual lease expiration date before the impact of extension options.

(7)	Amounts represent commitments under signed leases and contracts for operating properties, excluding tenant-funded tenant improvements. The timing of these expenditures may fluctuate.

(8)
Amounts represent commitments under signed leases for pre-leased development projects and contractual commitments for lease-up projects and projects under construction as of March 31, 2014. The timing of these expenditures may fluctuate based on the ultimate progress of construction.

Other Liquidity Uses

Debt Maturities

As of March 31, 2014, our 4.25% Exchangeable Notes and Series B unsecured senior notes with principal balances of $172.5 million and $83.0 million, respectively, are scheduled to mature in November 2014 and August 2014, respectively. We believe our conservative leverage and staggered debt maturities provide us with financial flexibility and enhances our ability to obtain additional sources of liquidity if necessary, and, therefore, we believe we are well-positioned to refinance or repay maturing debt and to pursue our strategy of seeking attractive acquisition opportunities, which we may finance, as necessary, with future public and private issuances of debt and equity securities. Furthermore, as of the date of this report, we have full availability under our $500 million bank line to refinance any short term maturities, including the two maturing debt noted above.

Potential Future Acquisitions

In 2014, we acquired one building for approximately $106.1 million in cash. In 2013, we acquired four buildings and two undeveloped land sites for approximately $305.5 million in cash. These transactions were funded through various capital raising activities and, in selected instances, the assumption of existing indebtedness. We expect to continue to monitor our target markets and to pursue the acquisition of value add office properties and development and redevelopment opportunities that add immediate Net Operating Income to our portfolio or play a strategic role in our future growth.

Development and Redevelopment Opportunities

As of March 31, 2014, we had six development projects under construction. These projects have a total estimated investment of approximately $1.5 billion, of which we have incurred approximately $689.2 million and committed an additional $648.0 million as of March 31, 2014. In addition, we currently have additional development projects that we may commence construction on in 2014. This total estimated investment is based on market conditions and our anticipation of project approvals. Actual costs could vary depending on changes in circumstances. Ultimate timing of these expenditures may fluctuate given the ultimate progress and leasing status of the projects.

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

In addition, the amounts we are required to spend on tenant improvements and leasing costs we ultimately incur will depend on actual leasing activity. Tenant improvements and leasing costs generally fluctuate in any given period depending on factors such as the type of property, the term of the lease, the type of the lease, the involvement of external leasing agents and overall market conditions. Capital expenditures may fluctuate in any given period subject to the nature, extent and timing of improvements required to maintain or improve our properties.

Factors That May Influence Future Sources of Capital and Liquidity of the Company and the Operating Partnership

We continue to evaluate sources of financing for our business activities, including borrowings under the revolving credit facility, issuance of public and private equity securities, unsecured debt and fixed-rate secured mortgage financing and proceeds from the disposition of selective assets through our capital recycling program. However, our ability to obtain new financing or refinance existing borrowings on favorable terms could be impacted by various factors, including the state of economic conditions, the state of the credit and equity markets, significant tenant defaults, a decline in the demand for office properties, a decrease in market rental rates or market values of real estate assets in our submarkets and the amount of future borrowings. These events could result in the following:

•	Decreases in our cash flows from operations, which could create further dependence on the revolving credit facility;

•	An increase in the proportion of variable-rate debt, which could increase our sensitivity to interest rate fluctuations in the future; and

•
A decrease in the value of our properties, which could have an adverse effect on the Operating Partnership’s ability to incur additional debt, refinance existing debt at competitive rates or comply with its existing debt obligations.

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

Debt Covenants

The revolving credit facility, term loan facility, unsecured senior notes and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key existing financial covenants and their covenant levels include:

Unsecured Credit Facility and Term Loan Facility (as defined in the applicable Credit Agreements):	Covenant Level	Actual Performance as of March 31, 2014
Total debt to total asset value	less than 60%	34%
Fixed charge coverage ratio	greater than 1.5x	2.4x
Unsecured debt ratio	greater than 1.67x	2.63x
Unencumbered asset pool debt service coverage	greater than 2.0x	3.3x

Unsecured Senior Notes due 2015, 2018, 2020 and 2023 (as defined in the applicable Indentures):
Total debt to total asset value	less than 60%	38%
Interest coverage	greater than 1.5x	4.4x
Secured debt to total asset value	less than 40%	10%
Unencumbered asset pool value to unsecured debt	greater than 150%	282%

The Operating Partnership was in compliance with all its debt covenants as of March 31, 2014. Our current expectation is that the Operating Partnership will continue to meet the requirements of its debt covenants in both the short and long term. However, in the event of a renewed economic slowdown or continued volatility in the credit markets, there is no certainty that the Operating Partnership will be able to continue to satisfy all of the covenant requirements.

Consolidated Historical Cash Flow Summary

The following summary discussion of our consolidated historical cash flow is based on the consolidated statements of cash flows in Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow for the periods presented below. The cash flow amounts shown below include the activities of discontinued operations. Our historical cash flow activity for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 is as follows:

	Three Months Ended March 31,
	2014	2013	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$45,081	$56,499	$(11,418)	(20.2)%
Net cash provided by investing activities	97,278	43,447	53,831	123.9%
Net cash (used in) provided by financing activities	(82,202)	19,030	(101,232)	(532.0)%

Operating Activities

Our cash flows from operating activities depend on numerous factors including the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, the level of operating expenses, the impact of property acquisitions and related financing activities, and other general and administrative costs. Our net cash from operating activities decreased by $11.4 million, or 20.2%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily as a result of timing differences of the payment of accounts payable, accrued expenses and other liabilities. See additional information under the caption “—Results of Operations”

Investing Activities

Our cash flows from investing activities is generally used to fund property, development and redevelopment acquisitions, recurring and nonrecurring capital expenditures for our operating properties, and development and redevelopment projects, net of proceeds received from property dispositions. Our net cash provided by investing activities increased by $53.8 million, or 123.9%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily as a result of the disposition of twelve properties located in San Diego, California in the first quarter of 2014.

Financing Activities

Our net cash from financing activities is principally impacted by our capital raising activities, net of dividends and distributions paid to common and preferred security holders. Net cash from financing activities decreased by $101.2 million, or 532.0%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. This change was primarily due to the issuance of debt in 2013.

Off-Balance Sheet Arrangements

As of March 31, 2014 and as of the date this report was filed, we did not have any off-balance sheet transactions, arrangements or obligations, including contingent obligations.

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

The following table presents our FFO for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net income (loss) available to common stockholders	$96,532	$(903)
Adjustments:
Net income (loss) attributable to noncontrolling common units of the Operating Partnership	2,087	(22)
Depreciation and amortization of real estate assets	48,717	50,011
Net gain on dispositions of discontinued operations	(90,115)	—
Funds From Operations(1)(2)	$57,221	$49,086
________________________

(1)	Reported amounts are attributable to common stockholders and common unitholders.

(2)	FFO includes amortization of deferred revenue related to tenant-funded tenant improvements of $2.4 million and $2.4 million for the three months ended March 31, 2014 and 2013, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about our market risk is disclosed in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and is incorporated herein by reference. There have been no material changes for the three months ended March 31, 2014, to the information provided in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM  4.    CONTROLS AND PROCEDURES

Kilroy Realty Corporation

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2014, the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, that disclosure controls and procedures were effective at the reasonable assurance level.

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

As required by SEC Rule 13a-15(b), the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2014, the end of the period covered by this report. Based on the foregoing, the Operating Partnership’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, that disclosure controls and procedures were effective at the reasonable assurance level.

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

We and our properties are subject to routine litigation incidental to our business. These matters are generally covered by insurance. As of March 31, 2014, we are not a defendant in, and our properties are not subject to, any legal proceedings that we believe, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors included in the Company’s and the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities: None.

(b) Use of Proceeds from Registered Securities: None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers: None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

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

10.1*	Form of Performance-Vest Restricted Stock Unit Agreement

10.2*	Form of Restricted Stock Unit Agreement

10.3*	Form of Restricted Stock Unit Agreement for Non-Employee Members of the Board of Directors

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty Corporation

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty Corporation

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty, L.P.

31.4*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty, L.P.

32.1*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty Corporation

32.2*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty Corporation

32.3*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty, L.P.

32.4*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty, L.P.

101.1
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to the Consolidated Financial Statements (unaudited).(1)

_______________

*	Filed herewith

(1)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 1, 2014.

KILROY REALTY CORPORATION

By:	/s/ John B. Kilroy, Jr.
John B. Kilroy, Jr. President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Tyler H. Rose
Tyler H. Rose Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Heidi R. Roth
Heidi R. Roth Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 1, 2014.

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