Form 10-K/A
period 2013-12-31
KILROY REALTY CORP; Kilroy Realty, L.P.
filed 2014-06-06
CIK 1025996, 1493976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
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

EXPLANATORY NOTE TO THIS AMENDMENT NO. 1

This Amendment No. 1 (the “Amendment”) amends the annual reports on Form 10-K for the year ended December 31, 2013 of Kilroy Realty Corporation and Kilroy Realty, L.P., which were originally filed on February 14, 2014 (the “Original Filing”). This Amendment is being filed solely for the purpose of amending Exhibits 31.1, 31.2, 31.3, 31.4, 32.1, 32.2, 32.3 and 32.4, which, due to a scrivener’s error, inadvertently omitted applicable references to the Original Filing. No other changes have been made to the Original Filing. This Amendment does not reflect events that have occurred after the February 14, 2014 filing date of the Original Filing, or modify or update the disclosures presented therein, except to reflect the amendment described above.

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

10.23†	Fifth Amendment to Kilroy Realty 2006 Incentive Award Plan (previously filed as an exhibit on Form 10-K for the year ended December 31, 2013)
10.24†	Form of Restricted Stock Award Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 8, 2007)
10.25†	Kilroy Realty Corporation 2007 Deferred Compensation Plan (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2007)
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
10.67
Amendment to Sales Agreement, dated October 2, 2013, between Kilroy Realty Corporation, Kilroy Realty, L.P. and Wells Fargo Securities, LLC (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 10-Q for the quarter ended September 30, 2013)

10.68
Amendment to Sales Agreement, dated October 2, 2013, between Kilroy Realty Corporation, Kilroy Realty, L.P. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 10-Q for the quarter ended September 30, 2013)

10.69
Amendment to Sales Agreement, dated October 2, 2013, between Kilroy Realty Corporation, Kilroy Realty, L.P. and J.P. Morgan Securities LLC (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 10-Q for the quarter ended September 30, 2013)

12.1
Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges and Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Dividends of Kilroy Realty Corporation (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 10-K for the year ended December 31, 2013)

12.2
Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges of Kilroy Realty, L.P. (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 10-K for the year ended December 31, 2013)

21.1	List of Subsidiaries of Kilroy Realty Corporation (previously filed as an exhibit on Form 10-K for the year ended December 31, 2013)
21.2	List of Subsidiaries of Kilroy Realty, L.P. (previously filed as an exhibit on Form 10-K for the year ended December 31, 2013)
23.1*	Consent of Deloitte & Touche LLP for Kilroy Realty Corporation
23.2*	Consent of Deloitte & Touche LLP for Kilroy Realty, L.P.
24.1	Power of Attorney (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. on Form 10-K for the year ended December 31, 2013)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty Corporation
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty Corporation
31.3*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty, L.P.
31.4*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty, L.P.
32.1*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty Corporation
32.2*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty Corporation
32.3*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty, L.P.
32.4*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty, L.P.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Kilroy Realty Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 6, 2014.

KILROY REALTY CORPORATION

By	/s/ Heidi R. Roth
Heidi R. Roth Senior Vice President, Chief Accounting Officer and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

*	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	June 6, 2014
John B. Kilroy, Jr.
*	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	June 6, 2014
Tyler H. Rose
/s/ Heidi R. Roth	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	June 6, 2014
Heidi R. Roth
*	Director	June 6, 2014
Edward F. Brennan, Ph.D.
*	Director	June 6, 2014
William P. Dickey
*	Director	June 6, 2014
Scott S. Ingraham
*	Director	June 6, 2014
Dale F. Kinsella

*By: Heidi R. Roth Attorney-In-Fact

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Kilroy Realty, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 6, 2014.

KILROY REALTY, L.P.

By	/s/ Heidi R. Roth
Heidi R. Roth Senior Vice President, Chief Accounting Officer and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

*	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	June 6, 2014
John B. Kilroy, Jr.
*	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	June 6, 2014
Tyler H. Rose
/s/ Heidi R. Roth	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	June 6, 2014
Heidi R. Roth
*	Director	June 6, 2014
Edward F. Brennan, Ph.D.
*	Director	June 6, 2014
William P. Dickey
*	Director	June 6, 2014
Scott S. Ingraham
*	Director	June 6, 2014
Dale F. Kinsella

*By: Heidi R. Roth Attorney-In-Fact

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

10.23†	Fifth Amendment to Kilroy Realty 2006 Incentive Award Plan (previously filed as an exhibit on Form 10-K for the year ended December 31, 2013)

Exhibit Number	Description
10.24†	Form of Restricted Stock Award Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 8, 2007)
10.25†	Kilroy Realty Corporation 2007 Deferred Compensation Plan (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2007)
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
10.66
Amendment to Sales Agreement, dated October 2, 2013, between Kilroy Realty Corporation, Kilroy Realty, L.P. and Barclays Capital Inc. (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 10-Q for the quarter ended September 30, 2013)

10.67
Amendment to Sales Agreement, dated October 2, 2013, between Kilroy Realty Corporation, Kilroy Realty, L.P. and Wells Fargo Securities, LLC (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 10-Q for the quarter ended September 30, 2013)

10.68
Amendment to Sales Agreement, dated October 2, 2013, between Kilroy Realty Corporation, Kilroy Realty, L.P. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 10-Q for the quarter ended September 30, 2013)

10.69
Amendment to Sales Agreement, dated October 2, 2013, between Kilroy Realty Corporation, Kilroy Realty, L.P. and J.P. Morgan Securities LLC (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 10-Q for the quarter ended September 30, 2013)

12.1
Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges and Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Dividends of Kilroy Realty Corporation (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 10-K for the year ended December 31, 2013)

12.2
Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges of Kilroy Realty, L.P. (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 10-K for the year ended December 31, 2013)

21.1	List of Subsidiaries of Kilroy Realty Corporation (previously filed as an exhibit on Form 10-K for the year ended December 31, 2013)
21.2	List of Subsidiaries of Kilroy Realty, L.P. (previously filed as an exhibit on Form 10-K for the year ended December 31, 2013)
23.1*	Consent of Deloitte & Touche LLP for Kilroy Realty Corporation
23.2*	Consent of Deloitte & Touche LLP for Kilroy Realty, L.P.
24.1	Power of Attorney (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. on Form 10-K for the year ended December 31, 2013)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty Corporation
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty Corporation
31.3*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty, L.P.
31.4*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty, L.P.
32.1*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty Corporation
32.2*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty Corporation
32.3*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty, L.P.
32.4*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty, L.P.
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