Form 10-Q
period 2014-06-30
KILROY REALTY CORP; Kilroy Realty, L.P.
filed 2014-07-29
CIK 1025996, 1493976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Kilroy Realty Corporation Yes  ☐     No   ☑
Kilroy Realty, L.P. Yes  ☐     No   ☑
As of July 25, 2014, 83,179,470 shares of Kilroy Realty Corporation common stock, par value $.01 per share, were outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2014 of Kilroy Realty Corporation and Kilroy Realty, L.P. Unless stated otherwise or the context otherwise requires, references to “Kilroy Realty Corporation” or the “Company,” “we,” “our,” and “us” mean Kilroy Realty Corporation, a Maryland corporation, and its controlled and consolidated subsidiaries, and references to “Kilroy Realty, L.P.” or the “Operating Partnership” mean Kilroy Realty, L.P., a Delaware limited partnership, and its controlled and consolidated subsidiaries.
The Company is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of June 30, 2014, the Company owned an approximate 97.9% common general partnership interest in the Operating Partnership. The remaining approximate 2.1% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of the Company. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings and cause changes in its line of business, capital structure and distribution policies.
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
To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	consolidated financial statements;

•	the following notes to the consolidated financial statements:

◦	Note 5, Secured and Unsecured Debt of the Operating Partnership;

◦	Note 6, Noncontrolling Interests on the Company’s Consolidated Financial Statements;

i

◦	Note 7, Stockholders’ Equity of the Company;

◦	Note 8, Partners’ Capital of the Operating Partnership;

◦	Note 14, Net Income Available to Common Stockholders Per Share of the Company; and

◦	Note 15, Net Income Available to Common Unitholders Per Unit of the Operating Partnership;

•	“Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

◦	—Liquidity and Capital Resources of the Company;” and

◦	—Liquidity and Capital Resources of the Operating Partnership.”
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
QUARTERLY REPORT FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS OF KILROY REALTY CORPORATION

KILROY REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2014	December 31, 2013
ASSETS
REAL ESTATE ASSETS:
Land and improvements (Note 2)	$675,489	$657,491
Buildings and improvements (Note 2)	3,720,863	3,590,699
Undeveloped land and construction in progress (Note 2)	1,270,675	1,016,757
Total real estate assets held for investment	5,667,027	5,264,947
Accumulated depreciation and amortization	(885,580)	(818,957)
Total real estate assets held for investment, net ($170,692 and $234,532 of VIE, respectively, Note 1)	4,781,447	4,445,990
REAL ESTATE ASSETS AND OTHER ASSETS HELD FOR SALE, NET (Note 13)	—	213,100
CASH AND CASH EQUIVALENTS	24,571	35,377
RESTRICTED CASH (Notes 1 and 13)	93,522	49,780
MARKETABLE SECURITIES (Note 11)	11,747	10,008
CURRENT RECEIVABLES, NET (Note 4)	10,588	10,743
DEFERRED RENT RECEIVABLES, NET (Note 4)	134,269	127,123
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Notes 2 and 3)	178,841	186,622
DEFERRED FINANCING COSTS, NET	16,978	16,502
PREPAID EXPENSES AND OTHER ASSETS, NET	21,829	15,783
TOTAL ASSETS	$5,273,792	$5,111,028
LIABILITIES AND EQUITY
LIABILITIES:
Secured debt (Notes 5 and 11)	$553,427	$560,434
Exchangeable senior notes, net (Notes 5 and 11)	170,704	168,372
Unsecured debt, net (Notes 5 and 11)	1,431,301	1,431,132
Unsecured line of credit (Notes 5 and 11)	90,000	45,000
Accounts payable, accrued expenses and other liabilities	215,535	198,467
Accrued distributions (Note 16)	31,730	31,490
Deferred revenue and acquisition-related intangible liabilities, net (Notes 2 and 3)	114,670	101,286
Rents received in advance and tenant security deposits	43,085	44,240
Liabilities of real estate assets held for sale (Note 13)	—	14,447
Total liabilities	2,650,452	2,594,868
COMMITMENTS AND CONTINGENCIES (Note 10)
EQUITY:
Stockholders’ Equity (Note 7):
Preferred stock, $.01 par value, 30,000,000 shares authorized:
6.875% Series G Cumulative Redeemable Preferred stock, $.01 par value, 4,600,000 shares authorized, 4,000,000 shares issued and outstanding ($100,000 liquidation preference)	96,155	96,155
6.375% Series H Cumulative Redeemable Preferred stock, $.01 par value, 4,000,000 shares authorized, issued and outstanding ($100,000 liquidation preference)	96,256	96,256
Common stock, $.01 par value, 150,000,000 shares authorized, 82,916,410 and 82,153,944 shares issued and outstanding, respectively	829	822
Additional paid-in capital	2,519,268	2,478,975
Distributions in excess of earnings	(145,851)	(210,896)
Total stockholders’ equity	2,566,657	2,461,312
Noncontrolling Interests:
Common units of the Operating Partnership (Note 6)	51,798	49,963
Noncontrolling interest in consolidated subsidiary (Notes 1 and 6)	4,885	4,885
Total noncontrolling interests	56,683	54,848
Total equity	2,623,340	2,516,160
TOTAL LIABILITIES AND EQUITY	$5,273,792	$5,111,028
See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUES
Rental income	$115,555	$102,385	$227,611	$203,992
Tenant reimbursements	10,592	9,717	22,164	18,847
Other property income (Note 12)	3,047	5,733	5,204	5,960
Total revenues	129,194	117,835	254,979	228,799
EXPENSES
Property expenses	25,713	23,800	50,807	46,605
Real estate taxes	10,910	9,748	22,083	19,412
Provision for bad debts	—	—	—	95
Ground leases	773	889	1,535	1,736
General and administrative expenses	11,857	9,855	22,668	19,524
Acquisition-related expenses	609	164	837	819
Depreciation and amortization	50,767	46,527	99,969	94,228
Total expenses	100,629	90,983	197,899	182,419
OTHER (EXPENSES) INCOME
Interest income and other net investment gains (Note 11)	419	19	596	411
Interest expense (Note 5)	(16,020)	(19,434)	(33,272)	(39,168)
Total other (expenses) income	(15,601)	(19,415)	(32,676)	(38,757)
INCOME FROM CONTINUING OPERATIONS BEFORE GAIN ON SALE OF LAND	12,964	7,437	24,404	7,623
Gain on sale of land (Note 13)	3,490	—	3,490	—
INCOME FROM CONTINUING OPERATIONS	16,454	7,437	27,894	7,623
DISCONTINUED OPERATIONS (Note 13)
Income from discontinued operations	—	2,243	377	4,445
Gains on dispositions of discontinued operations	14,689	423	104,804	423
Total income from discontinued operations	14,689	2,666	105,181	4,868
NET INCOME	31,143	10,103	133,075	12,491
Net income attributable to noncontrolling common units of the Operating Partnership	(603)	(157)	(2,690)	(135)
NET INCOME ATTRIBUTABLE TO KILROY REALTY CORPORATION	30,540	9,946	130,385	12,356
PREFERRED DIVIDENDS	(3,312)	(3,313)	(6,625)	(6,626)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$27,228	$6,633	$123,760	$5,730
Income from continuing operations available to common stockholders per common share – basic (Note 14)	$0.15	$0.05	$0.24	$0.00
Income from continuing operations available to common stockholders per common share – diluted (Note 14)	$0.15	$0.05	$0.24	$0.00
Net income available to common stockholders per share – basic (Note 14)	$0.33	$0.08	$1.49	$0.06
Net income available to common stockholders per share – diluted (Note 14)	$0.32	$0.08	$1.46	$0.06
Weighted average common shares outstanding – basic (Note 14)	82,277,845	75,486,380	82,201,615	75,233,350
Weighted average common shares outstanding – diluted (Note 14)	84,602,332	77,453,689	84,375,255	77,058,944
Dividends declared per common share	$0.35	$0.35	$0.70	$0.70

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share/unit data)

		Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AS OF DECEMBER 31, 2012	$192,411	74,926,981	$749	$2,126,005	$(129,535)	$2,189,630	$46,303	$2,235,933
Net income					12,356	12,356	135	12,491
Issuance of common stock		814,408	8	42,781		42,789		42,789
Issuance of share-based compensation awards		—		702		702		702
Noncash amortization of share-based compensation				4,711		4,711		4,711
Repurchase of common stock and restricted stock units		(33,534)		(1,668)		(1,668)		(1,668)
Settlement of restricted stock units for shares of common stock		2,579		(10)		(10)		(10)
Exercise of stock options, net		473		128		128		128
Adjustment for noncontrolling interest				(1,982)		(1,982)	1,982	—
Contribution by noncontrolling interest in consolidated subsidiary							4,885	4,885
Preferred dividends					(6,626)	(6,626)		(6,626)
Dividends declared per common share and common unit ($0.70 per share/unit)					(53,679)	(53,679)	(1,277)	(54,956)
BALANCE AS OF JUNE 30, 2013	$192,411	75,710,907	$757	$2,170,667	$(177,484)	$2,186,351	$52,028	$2,238,379

		Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AS OF DECEMBER 31, 2013	$192,411	82,153,944	$822	$2,478,975	$(210,896)	$2,461,312	$54,848	$2,516,160
Net income					130,385	130,385	2,690	133,075
Issuance of common stock (Note 7)		370,700	4	22,132		22,136		22,136
Issuance of share-based compensation awards		—		873		873		873
Noncash amortization of share-based compensation				6,384		6,384		6,384
Repurchase of common stock, stock options and restricted stock units		(42,763)		(2,532)		(2,532)		(2,532)
Settlement of restricted stock units for shares of common stock		108,529		—		—		—
Exercise of stock options (Note 9)		325,000	3	13,843		13,846		13,846
Exchange of common units of the Operating Partnership		1,000		28		28	(28)	—
Adjustment for noncontrolling interest				(435)		(435)	435	—
Preferred dividends					(6,625)	(6,625)		(6,625)
Dividends declared per common share and common unit ($0.70 per share/unit)					(58,715)	(58,715)	(1,262)	(59,977)
BALANCE AS OF JUNE 30, 2014	$192,411	82,916,410	$829	$2,519,268	$(145,851)	$2,566,657	$56,683	$2,623,340

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$133,075	$12,491
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of building and improvements and leasing costs	98,882	98,798
Increase in provision for bad debts	—	95
Depreciation of furniture, fixtures and equipment	1,087	897
Noncash amortization of share-based compensation awards	5,445	4,280
Noncash amortization of deferred financing costs and debt discounts and premiums	2,437	2,665
Noncash amortization of net below market rents (Note 3)	(4,450)	(4,077)
Gains on dispositions of discontinued operations (Note 13)	(104,804)	(423)
Gain on sale of land (Note 13)	(3,490)	—
Noncash amortization of deferred revenue related to tenant-funded tenant improvements	(5,017)	(4,959)
Straight-line rents	(7,793)	(12,085)
Net change in other operating assets	(5,049)	(6,128)
Net change in other operating liabilities	(3,461)	15,898
Insurance proceeds received for property damage	—	(448)
Net cash provided by operating activities	106,862	107,004
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for acquisition of operating properties (Note 2)	(106,125)	(85,692)
Expenditures for operating properties	(66,923)	(50,207)
Expenditures for development and redevelopment properties and undeveloped land	(161,802)	(125,230)
Expenditures for acquisition of development and redevelopment properties	(96,853)	(2,653)
Net proceeds received from dispositions of operating properties (Note 13)	353,581	14,409
Insurance proceeds received from property damage	—	448
(Increase) decrease in restricted cash (Notes 1 and 13)	(43,742)	228,303
Net cash used in investing activities	(121,864)	(20,622)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock (Note 7)	22,136	42,789
Borrowings on unsecured line of credit	205,000	—
Repayments on unsecured line of credit	(160,000)	(185,000)
Principal payments on secured debt	(4,859)	(87,228)
Proceeds from the issuance of unsecured debt	—	299,901
Financing costs	(3,906)	(3,547)
Repurchase of common stock and restricted stock units	(2,532)	(1,678)
Proceeds from exercise of stock options (Note 9)	13,846	128
Dividends and distributions paid to common stockholders and common unitholders	(58,864)	(53,998)
Dividends and distributions paid to preferred stockholders and preferred unitholders	(6,625)	(6,626)
Net cash provided by financing activities	4,196	4,741
Net (decrease) increase in cash and cash equivalents	(10,806)	91,123
Cash and cash equivalents, beginning of period	35,377	16,700
Cash and cash equivalents, end of period	$24,571	$107,823

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(in thousands)

	Six Months Ended June 30,
	2014	2013
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $20,976 and $14,986 as of June 30, 2014 and 2013, respectively	$31,178	$31,592
NONCASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$95,462	$58,502
Tenant improvements funded directly by tenants	$16,037	$7,073
Assumption of other assets and liabilities in connection with operating and development property acquisitions, net	$2,300	$422
Contribution of land, net of related liabilities, by noncontrolling interest to consolidated subsidiary	$—	$4,885
Assumption of secured debt in connection with property acquisitions	$—	$95,496
NONCASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders	$30,090	$27,137
Accrual of dividends and distributions payable to preferred stockholders and preferred unitholders	$1,656	$1,692
Fair value of share-based compensation awards at equity classification date (Note 9)	$17,703	$9,833
Exchange of common units of the Operating Partnership into shares of the Company’s common stock	$28	$—

See accompanying notes to consolidated financial statements.

ITEM 1: FINANCIAL STATEMENTS OF KILROY REALTY, L.P.

KILROY REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	June 30, 2014	December 31, 2013
ASSETS
REAL ESTATE ASSETS:
Land and improvements (Note 2)	$675,489	$657,491
Buildings and improvements (Note 2)	3,720,863	3,590,699
Undeveloped land and construction in progress (Note 2)	1,270,675	1,016,757
Total real estate assets held for investment	5,667,027	5,264,947
Accumulated depreciation and amortization	(885,580)	(818,957)
Total real estate assets held for investment, net ($170,692 and $234,532 of VIE, respectively, Note 1)	4,781,447	4,445,990
REAL ESTATE ASSETS AND OTHER ASSETS HELD FOR SALE, NET (Note 13)	—	213,100
CASH AND CASH EQUIVALENTS	24,571	35,377
RESTRICTED CASH (Notes 1 and 13)	93,522	49,780
MARKETABLE SECURITIES (Note 11)	11,747	10,008
CURRENT RECEIVABLES, NET (Note 4)	10,588	10,743
DEFERRED RENT RECEIVABLES, NET (Note 4)	134,269	127,123
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Notes 2 and 3)	178,841	186,622
DEFERRED FINANCING COSTS, NET	16,978	16,502
PREPAID EXPENSES AND OTHER ASSETS, NET	21,829	15,783
TOTAL ASSETS	$5,273,792	$5,111,028
LIABILITIES AND CAPITAL
LIABILITIES:
Secured debt (Notes 5 and 11)	$553,427	$560,434
Exchangeable senior notes, net (Notes 5 and 11)	170,704	168,372
Unsecured debt, net (Notes 5 and 11)	1,431,301	1,431,132
Unsecured line of credit (Notes 5 and 11)	90,000	45,000
Accounts payable, accrued expenses and other liabilities	215,535	198,467
Accrued distributions (Note 16)	31,730	31,490
Deferred revenue and acquisition-related intangible liabilities, net (Notes 2 and 3)	114,670	101,286
Rents received in advance and tenant security deposits	43,085	44,240
Liabilities of real estate assets held for sale (Note 13)	—	14,447
Total liabilities	2,650,452	2,594,868
COMMITMENTS AND CONTINGENCIES (Note 10)
CAPITAL:
Partners’ Capital (Note 8):
6.875% Series G Cumulative Redeemable Preferred units, 4,000,000 units issued and outstanding ($100,000 liquidation preference)	96,155	96,155
6.375% Series H Cumulative Redeemable Preferred units, 4,000,000 units issued and outstanding ($100,000 liquidation preference)	96,256	96,256
Common units, 82,916,410 and 82,153,944 held by the general partner and 1,804,200 and 1,805,200 held by common limited partners issued and outstanding, respectively	2,422,399	2,315,361
Total partners’ capital	2,614,810	2,507,772
Noncontrolling interests in consolidated subsidiaries (Notes 1 and 6)	8,530	8,388
Total capital	2,623,340	2,516,160
TOTAL LIABILITIES AND CAPITAL	$5,273,792	$5,111,028

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUES
Rental income	$115,555	$102,385	$227,611	$203,992
Tenant reimbursements	10,592	9,717	22,164	18,847
Other property income (Note 12)	3,047	5,733	5,204	5,960
Total revenues	129,194	117,835	254,979	228,799
EXPENSES
Property expenses	25,713	23,800	50,807	46,605
Real estate taxes	10,910	9,748	22,083	19,412
Provision for bad debts	—	—	—	95
Ground leases	773	889	1,535	1,736
General and administrative expenses	11,857	9,855	22,668	19,524
Acquisition-related expenses	609	164	837	819
Depreciation and amortization	50,767	46,527	99,969	94,228
Total expenses	100,629	90,983	197,899	182,419
OTHER (EXPENSES) INCOME
Interest income and other net investment gains (Note 11)	419	19	596	411
Interest expense (Note 5)	(16,020)	(19,434)	(33,272)	(39,168)
Total other (expenses) income	(15,601)	(19,415)	(32,676)	(38,757)
INCOME FROM CONTINUING OPERATIONS BEFORE GAIN ON SALE OF LAND	12,964	7,437	24,404	7,623
Gain on sale of land (Note 13)	3,490	—	3,490	—
INCOME FROM CONTINUING OPERATIONS	16,454	7,437	27,894	7,623
DISCONTINUED OPERATIONS (Note 13)
Income from discontinued operations	—	2,243	377	4,445
Gains on dispositions of discontinued operations	14,689	423	104,804	423
Total income from discontinued operations	14,689	2,666	105,181	4,868
NET INCOME	31,143	10,103	133,075	12,491
Net income attributable to noncontrolling interests in consolidated subsidiaries	(77)	(62)	(142)	(131)
NET INCOME ATTRIBUTABLE TO KILROY REALTY, L.P.	31,066	10,041	132,933	12,360
PREFERRED DISTRIBUTIONS	(3,312)	(3,313)	(6,625)	(6,626)
NET INCOME AVAILABLE TO COMMON UNITHOLDERS	$27,754	$6,728	$126,308	$5,734
Income from continuing operations available to common unitholders per unit – basic (Note 15)	$0.15	$0.05	$0.24	$0.00
Income from continuing operations available to common unitholders per unit – diluted (Note 15)	$0.15	$0.05	$0.24	$0.00
Net income available to common unitholders per unit – basic (Note 15)	$0.33	$0.08	$1.49	$0.06
Net income available to common unitholders per unit – diluted (Note 15)	$0.32	$0.08	$1.46	$0.06
Weighted average common units outstanding – basic (Note 15)	84,082,045	77,310,685	84,005,942	77,058,748
Weighted average common units outstanding – diluted (Note 15)	86,406,532	79,277,994	86,179,582	78,884,342
Dividends declared per common unit	$0.35	$0.35	$0.70	$0.70

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(in thousands, except unit and per unit data)

	Partners’ Capital			Total Partners’ Capital	Noncontrolling Interests in Consolidated Subsidiaries
	Preferred Units	Number of Common Units	Common Units			Total Capital
BALANCE AS OF DECEMBER 31, 2012	$192,411	76,753,484	$2,040,243	$2,232,654	$3,279	$2,235,933
Net income			12,360	12,360	131	12,491
Issuance of common units		809,408	42,789	42,789		42,789
Issuance of share-based compensation awards		—	702	702		702
Noncash amortization of share-based compensation			4,711	4,711		4,711
Repurchase of common units and restricted stock units		(33,534)	(1,668)	(1,668)		(1,668)
Settlement of restricted stock units		2,579	(10)	(10)		(10)
Exercise of stock options, net		473	128	128		128
Contribution by noncontrolling interest in consolidated subsidiary					4,885	4,885
Preferred distributions			(6,626)	(6,626)		(6,626)
Distributions declared per common unit ($0.70 per unit)			(54,956)	(54,956)		(54,956)
BALANCE AS OF JUNE 30, 2013	$192,411	77,532,410	$2,037,673	$2,230,084	$8,295	$2,238,379

	Partners’ Capital			Total Partners’ Capital	Noncontrolling Interests in Consolidated Subsidiaries
	Preferred Units	Number of Common Units	Common Units			Total Capital
BALANCE AS OF DECEMBER 31, 2013	$192,411	83,959,144	$2,315,361	$2,507,772	$8,388	$2,516,160
Net income			132,933	132,933	142	133,075
Issuance of common units (Note 8)		370,700	22,136	22,136		22,136
Issuance of share-based compensation awards			873	873		873
Noncash amortization of share-based compensation			6,384	6,384		6,384
Repurchase of common units, stock options and restricted stock units		(42,763)	(2,532)	(2,532)		(2,532)
Settlement of restricted stock units		108,529	—	—		—
Exercise of stock options (Note 9)		325,000	13,846	13,846		13,846
Preferred distributions			(6,625)	(6,625)		(6,625)
Distributions declared per common unit ($0.70 per unit)			(59,977)	(59,977)		(59,977)
BALANCE AS OF JUNE 30, 2014	$192,411	84,720,610	$2,422,399	$2,614,810	$8,530	$2,623,340

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$133,075	$12,491
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of building and improvements and leasing costs	98,882	98,798
Increase in provision for bad debts	—	95
Depreciation of furniture, fixtures and equipment	1,087	897
Noncash amortization of share-based compensation awards	5,445	4,280
Noncash amortization of deferred financing costs and debt discounts and premiums	2,437	2,665
Noncash amortization of net below market rents (Note 3)	(4,450)	(4,077)
Gains on dispositions of discontinued operations (Note 13)	(104,804)	(423)
Gain on sale of land (Note 13)	(3,490)	—
Noncash amortization of deferred revenue related to tenant-funded tenant improvements	(5,017)	(4,959)
Straight-line rents	(7,793)	(12,085)
Net change in other operating assets	(5,049)	(6,128)
Net change in other operating liabilities	(3,461)	15,898
Insurance proceeds received for property damage	—	(448)
Net cash provided by operating activities	106,862	107,004
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for acquisition of operating properties (Note 2)	(106,125)	(85,692)
Expenditures for operating properties	(66,923)	(50,207)
Expenditures for development and redevelopment properties and undeveloped land	(161,802)	(125,230)
Expenditures for acquisition of development and redevelopment properties	(96,853)	(2,653)
Net proceeds received from dispositions of operating properties (Note 13)	353,581	14,409
Insurance proceeds received for property damage	—	448
(Increase) decrease in restricted cash (Notes 1 and 13)	(43,742)	228,303
Net cash used in investing activities	(121,864)	(20,622)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common units (Note 8)	22,136	42,789
Borrowings on unsecured line of credit	205,000	—
Repayments on unsecured line of credit	(160,000)	(185,000)
Principal payments on secured debt	(4,859)	(87,228)
Proceeds from the issuance of unsecured debt	—	299,901
Financing costs	(3,906)	(3,547)
Repurchase of common units and restricted stock units	(2,532)	(1,678)
Proceeds from exercise of stock options (Note 9)	13,846	128
Distributions paid to common unitholders	(58,864)	(53,998)
Distributions paid to preferred unitholders	(6,625)	(6,626)
Net cash provided by financing activities	4,196	4,741
Net (decrease) increase in cash and cash equivalents	(10,806)	91,123
Cash and cash equivalents, beginning of period	35,377	16,700
Cash and cash equivalents, end of period	$24,571	$107,823

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(in thousands)

	Six Months Ended June 30,
	2014	2013
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $20,976 and $14,986 as of June 30, 2014 and 2013, respectively	$31,178	$31,592
NONCASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$95,462	$58,502
Tenant improvements funded directly by tenants	$16,037	$7,073
Assumption of other assets and liabilities in connection with operating and development property acquisitions, net	$2,300	$422
Contribution of land, net of related liabilities, by noncontrolling interest to consolidated subsidiary	$—	$4,885
Assumption of secured debt in connection with property acquisitions	$—	$95,496
NONCASH FINANCING TRANSACTIONS:
Accrual of distributions payable to common unitholders	$30,090	$27,137
Accrual of distributions payable to preferred unitholders	$1,656	$1,692
Fair value of share-based compensation awards at equity classification date (Note 9)	$17,703	$9,833

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2014 and 2013

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

We own our interests in all of our real estate assets through Kilroy Realty, L.P. (the “Operating Partnership”) and Kilroy Realty Finance Partnership, L.P. (the “Finance Partnership”). We generally conduct substantially all of our operations through the Operating Partnership. Unless stated otherwise or the context indicates otherwise, the terms “Kilroy Realty Corporation” or the “Company,” “we,” “our,” and “us” refer to Kilroy Realty Corporation and its consolidated subsidiaries and the term “Operating Partnership” refers to Kilroy Realty, L.P. and its consolidated subsidiaries. The descriptions of our business, employees, and properties apply to both the Company and the Operating Partnership.

Our stabilized portfolio of operating properties was comprised of the following office properties at June 30, 2014:

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied
Stabilized Office Properties	105	13,189,326	532	93.6%

Our stabilized portfolio includes all of our properties with the exception of real estate assets held for sale, undeveloped land, development and redevelopment properties currently under construction or committed for construction, and “lease-up” properties. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We define “lease-up” properties as properties we recently developed or redeveloped that have not yet reached 95% occupancy and are within one year following cessation of major construction activities. There were no operating properties in “lease-up” as of June 30, 2014.

As of June 30, 2014, the following properties were excluded from our stabilized portfolio:

	Number of Properties	Estimated Rentable Square Feet
Development properties under construction (1)	6	2,548,000
_______________

(1)	Estimated rentable square feet upon completion.

As of June 30, 2014, all of our properties and development and redevelopment projects and all of our business was conducted in the state of California with the exception of thirteen office properties located in the state of Washington. All of our properties and development and redevelopment projects are 100% owned, excluding a development project owned by Redwood City Partners, LLC, a consolidated subsidiary (see Note 6), and certain properties held in connection with potential like-kind exchanges pursuant to Section 1031 of the Code (“Section 1031 Exchanges”) to defer taxable gains on dispositions for federal and state income tax purposes that have been consolidated for financial reporting purposes.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of June 30, 2014, the Company owned a 97.9% common general partnership interest in the Operating Partnership. The remaining 2.1% common limited partnership interest in the Operating Partnership as of June 30, 2014 was owned by non-affiliated investors and certain of our executive officers and directors (see Note 6). Both the general and limited common partnership interests in the Operating Partnership are denominated in common units. The number of common units held by the Company is at all times equivalent to the number of outstanding shares of the Company’s common stock, and the rights of all the common units to quarterly distributions and payments in liquidation mirror those of the Company’s common stockholders. The common limited partners have certain redemption rights as provided in the Operating Partnership’s Seventh Amended and Restated Agreement of Limited Partnership, as amended, the “Partnership Agreement”) (see Note 6).

Kilroy Realty Finance, Inc., which is a wholly owned subsidiary of the Company, is the sole general partner of the Finance Partnership and owns a 1.0% common general partnership interest in the Finance Partnership. The Operating Partnership owns the remaining 99.0% common limited partnership interest. Kilroy Services, LLC (“KSLLC”), which is a wholly owned subsidiary of the Operating Partnership, is the entity through which we generally conduct substantially all of our development activities. With the exception of the Operating Partnership and Redwood City Partners, LLC, all of our subsidiaries are wholly owned.

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

The accompanying interim financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The interim financial statements for the Company and the Operating Partnership should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K/A for the year ended December 31, 2013.

Certain amounts in the consolidated statements of operations for prior periods have been reclassified to reflect the activity of discontinued operations.

Variable Interest Entities

At June 30, 2014, the consolidated financial statements of the Company and the Operating Partnership included two variable interest entities (“VIEs”), in which we were deemed to be the primary beneficiary. One of the VIEs was established during the second quarter of 2014 to facilitate potential Section 1031 Exchanges. The other VIE, Redwood City Partners, LLC, was established in the second quarter of 2013 in connection with an undeveloped land acquisition. The impact of consolidating the VIEs increased the Company’s total assets, liabilities and noncontrolling interests by approximately $175.4 million (of which $170.7 million related to real estate held for investment on our consolidated balance sheet), approximately $12.8 million and approximately $4.9 million, respectively, as of June 30, 2014. As of December 31, 2013, the consolidated financial statements of the Company and the Operating Partnership included four VIEs, in which we were deemed to be the primary beneficiary. One of the VIEs was Redwood City Partners, LLC and the remaining three VIEs were established during the third and fourth quarter of 2013 to facilitate potential Section 1031 Exchanges. During the three months ended March 31, 2014, the Section 1031 Exchanges were successfully completed and the three VIEs were terminated. As a result, $32.2 million of our restricted cash balance at December 31, 2013, which related to prior period disposition proceeds that were set aside to facilitate the Section 1031 Exchanges, was released from escrow. The impact of consolidating the VIEs increased the Company’s total assets, liabilities and noncontrolling interests by approximately $251.8 million (of which $234.5 million related to real estate held for investment on our consolidated balance sheet), approximately $12.1 million and approximately $4.9 million, respectively, as of December 31, 2013.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recent Accounting Pronouncements

On June 19, 2014, the Financial Accounting Standards Board (“FASB”) issued their final standard to amend the accounting guidance for stock compensation tied to performance targets (Accounting Standards Update (“ASU”) No. 2014-12). The issue is the result of a consensus of the FASB Emerging Issues Task Force (Issue No. 13-D). The standard requires that a performance target that could be achieved after the requisite service period be treated as a performance condition, and as a result, this type of performance condition may delay expense recognition until achievement of the performance target is probable. The ASU is effective for all entities for reporting periods (including interim periods) beginning after December 15, 2015, and early adoption is permitted. The Company will adopt the guidance effective January 1, 2016 and the guidance is not anticipated to have a material impact on our consolidated financial statements or notes to our consolidated financial statements.

On May 28, 2014, the FASB issued their final standard on revenue from contracts with customers. The guidance specifically notes that lease contracts with customers are a scope exception. The standard (ASU No. 2014-09) outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers. The ASU is effective for annual reporting periods (including interim periods), beginning after December 15, 2016, and early adoption is not permitted. The Company will adopt the guidance effective January 1, 2017 and is currently assessing the impact on our consolidated financial statements and notes to our consolidated financial statements.

On April 10, 2014, the FASB issued final guidance to change the criteria for reporting discontinued operations while enhancing disclosures in this area (ASU No. 2014-08). Under the new guidance, only disposals representing a strategic shift, such as a major line of business, a major geographical area or a major equity investment, should be presented as discontinued operations. The guidance will be applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The guidance is effective for annual financial statements with fiscal years beginning on or after December 15, 2014 with early adoption permitted for disposals or classifications as held for sale which have not been reported in financial statements previously issued or available for issuance. The Company will adopt the guidance effective January 1, 2015 and the guidance is not anticipated to have a material impact on our consolidated financial statements and notes to our consolidated financial statements.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2.    Acquisitions

Operating Properties

During the six months ended June 30, 2014, we acquired the one operating office property listed below, from an unrelated third party. The acquisition was funded with proceeds from 2013 and 2014 dispositions (see Note 13).

Property	Date of Acquisition	Number of Buildings	Rentable Square Feet	Occupancy as of June 30, 2014	Purchase Price (in millions)
401 Terry Avenue North, Seattle, WA	March 13, 2014	1	140,605	100.0%	$106.1

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

(2)
Represents in-place leases of approximately $9.3 million (with a weighted average amortization period of seven years) and leasing commissions of approximately $1.9 million (with a weighted average amortization period of seven years) at the time of the acquisition.

(3)	Represents below-market leases of approximately $4.6 million (with a weighted average amortization period of seven years).

Development Project Sites

During the six months ended June 30, 2014, we acquired one undeveloped land site listed below from an unrelated third party. The acquisition was funded with proceeds from the Company’s at-the-market stock offering program (see Note 7) and disposition proceeds (see Note 13).

Project	Date of Acquisition	Type	Purchase Price (in millions)
Kilroy Mission Bay, San Francisco, CA (1) (2)	May 23, 2014	Land	$95.0
_______________

(1)
In connection with this acquisition, we also assumed $2.3 million in accrued liabilities which are not included in the purchase price above. As of June 30, 2014, the purchase price and assumed liabilities are included in undeveloped land and construction in progress and the assumed liabilities are included in accounts payable, accrued expenses and other liabilities on our consolidated balance sheets.

(2)	As of June 30, 2014, this property is temporarily being held in a separate VIE to facilitate potential Section 1031 Exchanges (see Note 1).

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.    Deferred Leasing Costs and Acquisition-Related Intangible Assets and Liabilities, net

The following table summarizes our deferred leasing costs and acquisition-related intangible assets (acquired value of leasing costs, above-market operating leases, in-place leases and below-market ground lease obligation) and intangible liabilities (acquired value of below-market operating leases and above-market ground lease obligation) as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(in thousands)
Deferred Leasing Costs and Acquisition-Related Intangible Assets, net:
Deferred leasing costs	$184,254	$178,720
Accumulated amortization	(70,997)	(63,246)
Deferred leasing costs, net	113,257	115,474
Above-market operating leases	26,524	27,635
Accumulated amortization	(16,097)	(14,283)
Above-market operating leases, net	10,427	13,352
In-place leases	100,138	100,318
Accumulated amortization	(45,454)	(42,999)
In-place leases, net	54,684	57,319
Below-market ground lease obligation	490	490
Accumulated amortization	(17)	(13)
Below-market ground lease obligation, net	473	477
Total deferred leasing costs and acquisition-related intangible assets, net	$178,841	$186,622
Acquisition-Related Intangible Liabilities, net: (1)
Below-market operating leases	$69,737	$69,385
Accumulated amortization	(28,552)	(25,706)
Below-market operating leases, net	41,185	43,679
Above-market ground lease obligation	6,320	6,320
Accumulated amortization	(273)	(223)
Above-market ground lease obligation, net	6,047	6,097
Total acquisition-related intangible liabilities, net	$47,232	$49,776
_______________

(1)	Included in deferred revenue and acquisition-related intangible liabilities, net in the consolidated balance sheets.

The following table sets forth amortization related to deferred leasing costs and acquisition-related intangibles, including amounts attributable to discontinued operations, for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Deferred leasing costs (1)	$6,771	$6,093	$13,551	$13,937
Above-market operating leases (2)	1,435	1,358	2,925	2,796
In-place leases (1)	5,785	7,412	11,921	14,870
Below-market ground lease obligation (3)	—	2	—	4
Below-market operating leases (4)	(4,021)	(3,388)	(7,114)	(6,873)
Above-market ground lease obligation (5)	(25)	(25)	(50)	(50)
Total	$9,945	$11,452	$21,233	$24,684
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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the estimated annual amortization expense related to deferred leasing costs and acquisition-related intangibles as of June 30, 2014 for future periods:

Year	Deferred Leasing Costs	Above-Market Operating Leases (1)	In-Place Leases	Below-Market Ground Lease Obligation (2)	Below-Market Operating Leases (3)	Above-Market Ground Lease Obligation (4)
	(in thousands)
Remaining 2014	$13,223	$2,395	$9,490	$4	$(5,781)	$(51)
2015	22,627	2,918	13,562	8	(9,577)	(101)
2016	19,813	1,891	10,475	8	(7,847)	(101)
2017	17,034	1,573	8,774	8	(6,780)	(101)
2018	13,654	973	5,689	8	(5,177)	(101)
Thereafter	26,906	677	6,694	437	(6,023)	(5,592)
Total	$113,257	$10,427	$54,684	$473	$(41,185)	$(6,047)
_______________

(1)	Represents estimated annual amortization related to above-market operating leases. Amounts will be recorded as a decrease to rental income in the consolidated statements of operations.

(2)	Represents estimated annual amortization related to below-market ground lease obligations. Amounts will be recorded as an increase to ground lease expense in the consolidated statements of operations.

(3)	Represents estimated annual amortization related to below-market operating leases. Amounts will be recorded as an increase to rental income in the consolidated statements of operations.

(4)	Represents estimated annual amortization related to above-market ground lease obligations. Amounts will be recorded as a decrease to ground lease expense in the consolidated statements of operations.

4.    Receivables

Current Receivables, net

Current receivables, net is primarily comprised of contractual rents and other lease-related obligations due from tenants. The balance consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(in thousands)
Current receivables	$12,720	$12,866
Allowance for uncollectible tenant receivables	(2,132)	(2,123)
Current receivables, net	$10,588	$10,743

Deferred Rent Receivables, net

Deferred rent receivables, net consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(in thousands)
Deferred rent receivables	$136,259	$129,198
Allowance for deferred rent receivables	(1,990)	(2,075)
Deferred rent receivables, net	$134,269	$127,123

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.    Secured and Unsecured Debt of the Operating Partnership

Secured Debt

The following table sets forth the composition of our secured debt as of June 30, 2014 and December 31, 2013:

Type of Debt	Annual Stated Interest Rate (1)	GAAP Effective Rate (1)(2)	Maturity Date	June 30, 2014 (3)	December 31, 2013 (3)
				(in thousands)
Mortgage note payable	4.27%	4.27%	February 2018	$131,954	$133,117
Mortgage note payable (4)	4.48%	4.48%	July 2027	97,000	97,000
Mortgage note payable (4)	6.05%	3.50%	June 2019	90,884	92,502
Mortgage note payable	6.51%	6.51%	February 2017	67,163	67,663
Mortgage note payable (4)	5.23%	3.50%	January 2016	53,683	54,570
Mortgage note payable (4)	5.57%	3.25%	February 2016	40,956	41,654
Mortgage note payable (4)	5.09%	3.50%	August 2015	34,578	34,845
Mortgage note payable (4)	4.94%	4.00%	April 2015	26,971	27,641
Mortgage note payable	7.15%	7.15%	May 2017	7,791	8,972
Other	Various	Various	Various	2,447	2,470
Total				$553,427	$560,434
______________

(1)	All interest rates presented are fixed-rate interest rates.

(2)	This represents the rate at which interest expense is recorded for financial reporting purposes, which reflects the amortization of discounts/premiums, excluding debt issuance costs.

(3)	Amounts reported include the amounts of unamortized debt premiums and discounts for the periods presented.

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

4.25% Exchangeable Senior Notes

The table below summarizes the balance and significant terms of the Company’s 4.25% Exchangeable Notes due November 2014 (the “4.25% Exchangeable Notes”) outstanding as of June 30, 2014 and December 31, 2013.

	4.25% Exchangeable Notes
	June 30, 2014	December 31, 2013
	(in thousands)
Principal amount	$172,500	$172,500
Unamortized discount	(1,796)	(4,128)
Net carrying amount of liability component	$170,704	$168,372
Carrying amount of equity component	$19,835
Issuance date	November 2009
Maturity date	November 2014
Stated coupon rate (1)	4.25%
Effective interest rate (2)	7.13%
Exchange rate per $1,000 principal value of the 4.25% Exchangeable Notes, as adjusted (3)	27.8307
Exchange price, as adjusted (3)	$35.93
Number of shares on which the aggregate consideration to be delivered on conversion is determined (3)	4,800,796
_______________

(1)	Interest on the 4.25% Exchangeable Notes is payable semi-annually in arrears on May 15th and November 15th of each year.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Upon exchange, the holders of the 4.25% Exchangeable Notes will receive (i) cash up to the principal amount of the 4.25% Exchangeable Notes and (ii) to the extent the exchange value exceeds the principal amount of the 4.25% Exchangeable Notes, shares of the Company’s common stock. Any shares of common stock delivered for settlement will be based on a daily exchange value calculated on a proportionate basis for each day of a 30 trading-day observation period. Upon notification, the noteholders will no longer be eligible to receive interest payments from the previous payment date.

The 4.25% Exchangeable Notes are exchangeable for shares of the Company’s common stock prior to maturity only upon the occurrence of certain events. During the three and six months ended June 30, 2014, the closing sale price per share of the common stock of the Company was more than 130% of the exchange price per share of the Company’s common stock for at least 20 trading days in the specified period. As a result, for the three month period ended June 30, 2014, the 4.25% Exchangeable Notes were exchangeable at the exchange rate stated above and may be exchangeable thereafter, if one or more of the events were again to occur during future measurement periods.

In connection with the offering of the 4.25% Exchangeable Notes, we entered into capped call option transactions (“capped calls”) to mitigate the dilutive impact of the potential exchange of the 4.25% Exchangeable Notes. The capped calls, as amended, are separate transactions entered into by us with the relevant financial institutions, are not part of the terms of the 4.25% Exchangeable Notes, and do not affect the holders’ rights under the 4.25% Exchangeable Notes. The strike prices of the capped calls, which are subject to customary anti-dilution adjustments, correspond to the exchange prices of the applicable 4.25% Exchangeable Notes. The table below summarizes our capped call option positions for the 4.25% Exchangeable Notes as of June 30, 2014 and December 31, 2013.

4.25% Exchangeable Notes
Referenced shares of common stock (1)	4,800,796
Exchange price, including effect of capped calls	$42.81
________________________

(1)	As of the date of this report, the Company’s capped call option position has been reduced to 4,717,498 shares of common stock.

The capped calls are expected to terminate upon the earlier of the maturity date of the 4.25% Exchangeable Notes or upon the date upon which the 4.25% Exchangeable Notes are no longer outstanding resulting from an exchange or repurchase by us. The initial cost of the capped calls were recorded as a reduction to additional paid-in capital.

For the three and six months ended June 30, 2014 and 2013, the per share average trading price of the Company’s common stock on the NYSE was higher than the $35.93 exchange price for the 4.25% Exchangeable Notes, as presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Per share average trading price of the Company’s common stock	$60.39	$54.49	$57.83	$52.86

The 4.25% Exchangeable Notes were exchangeable as of June 30, 2014 and June 30, 2013. If all of the 4.25% Exchangeable Notes were exchanged, the approximate fair value of the shares upon exchange at June 30, 2014 and 2013, using the per share average trading price presented in the table above, would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Approximate fair value of shares upon exchange	$293,595	$259,200	$285,720	$254,000
Principal amount of the 4.25% Exchangeable Notes	172,500	172,500	172,500	172,500
Approximate fair value in excess amount of principal amount	$121,095	$86,700	$113,220	$81,500

During the three months ended June 30, 2014, the Company received notices for exchange totaling $37.0 million of the 4.25% Exchangeable Notes. $27.7 million settled in July 2014 and $9.3 million will settle in August 2014. For these exchanges, the number of shares issued in excess of the exchange value was calculated on a proportionate basis for each day of a 30 trading-day observation following the exchange date. For the July 2014 exchange settlements, the Company paid the noteholders $27.7 million of principal value in cash and 321,358 shares of common stock for the excess exchange value. As a result of the July 2014 exchanges, the Company exercised the equivalent proportionate amount of its capped call option and received 83,298 shares of

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

common stock under the capped call. This reduced the net impact of the shares issued in connection with the exchange notices to a net settlement of 238,060 shares of common stock issued.

See Notes 14 and 15 for a discussion of the impact of the 4.25% Exchangeable Notes on our diluted earnings per share and unit calculations for the periods presented.

Interest Expense for the 4.25% Exchangeable Notes

The unamortized discount on the 4.25% Exchangeable Notes is accreted as additional interest expense from the date of issuance through the maturity date of the applicable Exchangeable Notes. The following table summarizes the total interest expense attributable to the 4.25% Exchangeable Notes based on the respective effective interest rates, before the effect of capitalized interest, for the three and six months June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Contractual interest payments	$1,636	$1,833	$3,469	$3,666
Amortization of discount	1,177	1,097	2,333	2,175
Interest expense attributable to the 4.25% Exchangeable Notes	$2,813	$2,930	$5,802	$5,841

Unsecured Senior Notes

The following table summarizes the balance and significant terms of the registered unsecured senior notes issued by the Operating Partnership as of June 30, 2014 and December 31, 2013:

					Principal Amount as of
	Issuance date	Maturity date	Stated coupon rate	Effective interest rate (1)	June 30, 2014	December 31, 2013
					(in thousands)
3.800% Unsecured Senior Notes (2)	January 2013	January 2023	3.800%	3.804%	$300,000	$300,000
Unamortized discount					(85)	(90)
Net carrying amount					$299,915	$299,910

4.800% Unsecured Senior Notes (3)	July 2011	July 2018	4.800%	4.827%	$325,000	$325,000
Unamortized discount					(302)	(339)
Net carrying amount					$324,698	$324,661

6.625% Unsecured Senior Notes (4)	May 2010	June 2020	6.625%	6.743%	$250,000	$250,000
Unamortized discount					(1,259)	(1,367)
Net carrying amount					$248,741	$248,633

5.000% Unsecured Senior Notes (5)	November 2010	November 2015	5.000%	5.014%	$325,000	$325,000
Unamortized discount					(53)	(73)
Net carrying amount					$324,947	$324,927
________________________

(1)	This represents the rate at which interest expense is recorded for financial reporting purposes, which reflects the amortization of initial issuance discounts, excluding debt issuance costs.

(2)	Interest on the 3.800% unsecured senior notes is payable semi-annually in arrears on January 15th and July 15th of each year.

(3)	Interest on the 4.800% unsecured senior notes is payable semi-annually in arrears on January 15th and July 15th of each year.

(4)	Interest on the 6.625% unsecured senior notes is payable semi-annually in arrears on June 1st and December 1st of each year.

(5)	Interest on the 5.000% unsecured senior notes is payable semi-annually in arrears on May 3rd and November 3rd of each year.

In addition to the registered unsecured senior note issuances listed above, we also had outstanding Series B unsecured senior notes with an aggregate principal balance of $83.0 million and effective interest rate of 6.45% as of June 30, 2014 and December 31, 2013, that mature in August 2014. The Series B notes require semi-annual interest payment each February 4th and August 4th of each year based on a fixed annual interest rate of 6.45%.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Unsecured Revolving Credit Facility and Term Loan Facility

During the six months ended June 30, 2014, the Company amended the terms of our unsecured revolving credit facility and the Company’s $150.0 million term loan facility. The amendment increased the size of the Company’s unsecured line of credit to $600.0 million, extended the maturity to July 2019 on both the credit facility and term loan facility, reduced the annual interest rate on the unsecured revolving credit facility to LIBOR plus 1.250% and reduced the annual interest rate on the term loan facility to LIBOR plus 1.400%. The amendment did not affect the outstanding borrowings under the credit facility.

The following table summarizes the balance and terms of our unsecured revolving credit facility as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(in thousands)
Outstanding borrowings	$90,000	$45,000
Remaining borrowing capacity	510,000	455,000
Total borrowing capacity (1)	$600,000	$500,000
Interest rate (2)(3)	1.41%	1.62%
Facility fee-annual rate (4)	0.250%	0.300%
Maturity date	July 2019	April 2017
_______________

(1)
We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $300.0 million under an accordion feature under the terms of the unsecured revolving credit facility and term loan facility.

(2)	Our revolving credit facility interest rate was calculated based on an annual rate of LIBOR plus 1.250% as of June 30, 2014.

(3)	Our revolving credit facility interest rate was calculated based on an annual rate of LIBOR plus 1.450% as of December 31, 2013.

(4)
Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of June 30, 2014, $6.5 million of deferred financing costs remains to be amortized through the amended maturity date of our unsecured revolving credit facility.

The Company intends to borrow amounts under the unsecured revolving credit facility from time to time for general corporate purposes, to fund potential acquisitions, to finance development and redevelopment expenditures and to potentially repay long-term debt.

The following table summarizes the balance and terms of our term loan facility as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(in thousands)
Outstanding borrowings	$150,000	$150,000
Interest rate	1.40%	1.75%
Maturity date	July 2019	March 2016

Debt Covenants and Restrictions

The revolving credit facility, the term loan facility, the unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a minimum fixed-charge coverage ratio, a minimum unsecured debt ratio and a minimum unencumbered asset pool debt service coverage ratio. Noncompliance with one or more of the covenants and restrictions could result in the full principal balance of the associated debt becoming immediately due and payable. We believe we were in compliance with all of our debt covenants as of June 30, 2014.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Debt Maturities

The following table summarizes the stated debt maturities and scheduled amortization payments, excluding debt discounts and premiums, as of June 30, 2014:

Year	(in thousands)
Remaining 2014	$260,485
2015	395,104
2016	99,431
2017	71,748
2018	451,728
Thereafter	958,013
Total (1)	$2,236,509
________________________

(1)	Includes gross principal balance of outstanding debt before impact of net unamortized premiums totaling approximately $8.9 million.

Capitalized Interest and Loan Fees

The following table sets forth gross interest expense reported in continuing operations, including debt discount/premium and loan cost amortization, net of capitalized interest, for the three and six months ended June 30, 2014 and 2013. The interest expense capitalized was recorded as a cost of development and redevelopment, and increased the carrying value of undeveloped land and construction in progress.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Gross interest expense	$27,770	$27,914	$55,804	$55,380
Capitalized interest and loan fees	(11,750)	(8,480)	(22,532)	(16,212)
Interest expense	$16,020	$19,434	$33,272	$39,168

6.    Noncontrolling Interests on the Company’s Consolidated Financial Statements

Common Units of the Operating Partnership

The Company owned a 97.9%, 97.8% and 97.7% common general partnership interest in the Operating Partnership as of June 30, 2014, December 31, 2013 and June 30, 2013, respectively. The remaining 2.1%, 2.2% and 2.3% common limited partnership interest as of June 30, 2014, December 31, 2013 and June 30, 2013, respectively, was owned by non-affiliate investors and certain of our executive officers and directors in the form of noncontrolling common units. There were 1,804,200, 1,805,200 and 1,821,503 common units outstanding held by these investors, executive officers and directors as of June 30, 2014, December 31, 2013 and June 30, 2013, respectively.

The noncontrolling common units may be redeemed by unitholders for cash. Except under certain circumstances, we, at our option, may satisfy the cash redemption obligation with shares of the Company’s common stock on a one-for-one basis. If satisfied in cash, the value for each noncontrolling common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable redemption date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $112.0 million and $90.8 million as of June 30, 2014 and December 31, 2013, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each noncontrolling common unit in the event of our termination or liquidation. In the event of our termination or liquidation, it is expected in most cases that each common unit would be entitled to a liquidating distribution equal to the liquidating distribution payable in respect of each share of the Company’s common stock.

Noncontrolling Interest in Consolidated Variable Interest Entity

The noncontrolling interest in consolidated subsidiary represents the third party equity interest in Redwood City Partners, LLC, a consolidated VIE. This noncontrolling interest was $4.9 million at June 30, 2014 and December 31, 2013.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.    Stockholders’ Equity of the Company

At-The-Market Stock Offering Program

Under our at-the-market stock offering program, which commenced in July 2011, we may offer and sell shares of our common stock having an aggregate gross sales price of up to $200.0 million from time to time in “at-the-market” offerings. The following table sets forth information regarding sales of our common stock under our at-the-market offering program for the three and six months ended June 30, 2014:

Three and Six months ended June 30, 2014
(in millions, except share and per share data)
Shares of common stock sold during the year	370,700
Weighted average price per common share	$61.01
Aggregate gross proceeds	$22.6
Aggregate net proceeds after sales agent compensation	$22.3

There were no sales of our common stock under our at-the-market offering program for the three months ended March 31, 2014.

The proceeds from the sales were used to fund acquisitions and development and redevelopment expenditures and for general corporate purposes. Since commencement of the program, we have sold 2,553,961 shares of common stock having an aggregate gross sales price of $127.9 million. As of June 30, 2014, shares of common stock having an aggregate gross sales price of up to $72.1 million remain available to be sold under this program. Actual future sales will depend upon a variety of factors, including but not limited to market conditions, the trading price of the Company’s common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

8.    Partners’ Capital of the Operating Partnership

Common Units Outstanding

The following table sets forth the number of common units held by the Company and the number of common units held by non-affiliate investors and certain of our executive officers and directors in the form of noncontrolling common units as well as the ownership interest held on each respective date:

	June 30, 2014	December 31, 2013	June 30, 2013
Company owned common units in the Operating Partnership	82,916,410	82,153,944	75,710,907
Company owned general partnership interest	97.9%	97.8%	97.7%
Noncontrolling common units of the Operating Partnership	1,804,200	1,805,200	1,821,503
Ownership interest of noncontrolling interest	2.1%	2.2%	2.3%

For a further discussion of the noncontrolling common units as of June 30, 2014 and December 31, 2013, refer to Note 6.

9.    Share-Based Compensation

Stockholder Approved Equity Compensation Plans

As of June 30, 2014, we maintained one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan as amended (the “2006 Plan”). As of March 31, 2014, no shares were available for grant under the 2006 Plan. At our Annual Meeting of Stockholders, on May 22, 2014, stockholders approved an amendment of the 2006 Plan, which included an increase in the share limit to 7,120,000 shares. As of June 30, 2014, 730,127 shares were available for grant under the amended 2006 Plan.

2014 Share-Based Compensation Grants

On January 29, 2014, the Executive Compensation Committee of the Company’s Board of Directors awarded to certain officers of the Company under the 2006 Plan of 236,604 restricted stock units (“RSUs”), 119,098 RSUs that are subject to market and performance-based vesting requirements (the “2014 Performance-Based RSU Grant”) and 117,506 RSUs that are subject to time-

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

based vesting requirements (the “2014 Time-Based RSU Grant”). As of the RSU grant date, an insufficient number of shares were available under the 2006 Plan to settle these RSUs in stock and the RSUs were subject to liability accounting. As discussed above, on May 22, 2014 we received stockholder approval for an increase to our share limit which resulted in a sufficient number of shares authorized by our stockholders for issuance under the 2006 Plan to cover settlement of these awards. As a result, as of May 22, 2014 given we have the ability to deliver shares to settle the RSUs, we reclassified these awards as equity awards and re-measured the fair value of the awards as of that date.

2014 Performance-Based RSU Grant

The 2014 Performance-Based RSUs are scheduled to vest at the end of a three year period based upon the achievement of pre-established levels of FFO per share (the “performance condition”) for the year ended December 31, 2014 and also based upon the average annual relative total stockholder return targets (the “market condition”) for the three year period ending December 31, 2016. The 2014 Performance-Based RSUs are also subject to a three-year service vesting provision and will cliff vest at the end of the three-year period. The number of 2014 Performance-Based RSUs ultimately earned could fluctuate from the 119,098 RSUs granted based upon the levels of achievement for both the FFO and relative stockholder return metrics. Compensation expense for the 2014 Performance-Based RSU Grant will be recorded on a straight-line basis over the three year period.

Each 2014 Performance-Based RSU represents the right to receive one share of our common stock in the future. As of March 31, 2014, we recorded compensation expense for the award based upon the fair value at period end of $63.44, as we had an insufficient number of shares available for issuance under the 2006 Plan at that time. As discussed above, upon stockholder approval of the amended 2006 Plan on May 22, 2014, we were required to re-measure the fair value of the 2014 Performance-Based RSU Grant and record compensation expense based on the fair value at that date for the cumulative portion of the performance period that had elapsed. The total fair value of the 2014 Performance-Based RSU Grant was $7.7 million at May 22, 2014 and was calculated using a Monte Carlo simulation pricing model based on the assumptions in the table below. The determination of the fair value of the 2014 Performance-Based RSU Grant takes into consideration the likelihood of achievement of both the performance condition and the market condition discussed above. For the six months ended June 30, 2014, we recorded compensation expense based upon the $65.03 fair value at May 22, 2014. The following table summarizes the assumptions utilized in the Monte Carlo simulation pricing model:

Fair Value Assumptions
Fair value per share at May 22, 2014	$65.03
Expected share price volatility	24.00%
Risk-free interest rate	0.61%
Remaining expected life	2.6

The computation of expected volatility is based on a blend of the historical volatility of our shares of common stock over approximately five years as that is expected to be most consistent with future volatility and equates to a time period twice as long as the approximate two and a half year remaining performance period of the RSUs and implied volatility data based on the observed pricing of six month publicly-traded options on our shares of common stock. The risk-free interest rate is based on the yield curve on zero-coupon U.S. Treasury STRIP securities in effect at May 22, 2014. The expected dividend yield is estimated by examining the average of the historical dividend yield levels over the remaining 2.6 year term of the RSUs and our current annualized dividend yield as of May 22, 2014. The expected life of the RSUs is equal to the remaining 2.6 year vesting period at May 22, 2014.

2014 Time-Based RSU Grant

The 2014 Time-Based RSUs are scheduled to vest in four equal installments beginning on January 5, 2015 through January 5, 2018. Compensation expense for the 2014 Time-Based RSUs will be recognized on a straight-line basis over the four year service vesting period. Each 2014 Time-Based RSUs represents the right to receive one share of our common stock in the future. As of March 31, 2014, we recorded compensation expense for the award based upon the fair value at period end of $51.64, because at that time an insufficient number of shares were available for issuance under the 2006 Plan. As discussed above, upon stockholder approval of the amended 2006 Plan on May 22, 2014, we were required to re-measure the fair value of the 2014 Time-Based RSU Grant and record compensation expense based on the fair value at that date, for the cumulative portion of the performance period that had elapsed. The total fair value was $7.1 million, which was based on the $60.16 closing share price of the Company’s common stock on the NYSE on May 22, 2014.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Share-Based Award Activity

During the six months ended June 30, 2014, 325,000 non-qualified stock options were exercised and issued at an exercise price per share equal to $42.61. The total shares exercised include 16,908 common shares that were tendered in accordance with the terms of the 2006 Plan to satisfy minimum statutory tax withholding requirements and exercise price related to the non-qualified stock options exercised. We accept the return of shares at the current quoted closing share price of the Company’s common stock to satisfy tax obligations and cover the exercise price.

Share-Based Compensation Cost Recorded During the Period

The total compensation cost for all share-based compensation programs was $3.5 million and $2.3 million for the three months ended June 30, 2014 and 2013, respectively, and $6.4 million and $4.7 million for the six months ended June 30, 2014 and 2013, respectively. Of the total share-based compensation costs, $0.5 million and $0.2 million was capitalized as part of real estate assets for the three months ended June 30, 2014 and 2013, respectively, and $0.9 million and $0.4 million was capitalized as part of real estate assets for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, there was approximately $35.9 million of total unrecognized compensation cost related to nonvested incentive awards granted under share-based compensation arrangements that is expected to be recognized over a weighted-average period of 3.1 years. The remaining compensation cost related to these nonvested incentive awards had been recognized in periods prior to June 30, 2014.

10.    Commitments and Contingencies

General

As of June 30, 2014, we had commitments of approximately $635.8 million, excluding our ground lease commitments, for contracts and executed leases directly related to our operating and redevelopment properties.

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

11.    Fair Value Measurements and Disclosures

Assets and Liabilities Reported at Fair Value

The only assets we record at fair value on a recurring basis on our consolidated financial statements are the marketable securities related to our deferred compensation plan. The following table sets forth the fair value of our marketable securities as of June 30, 2014 and December 31, 2013:

	Fair Value (Level 1) (1)
	June 30, 2014	December 31, 2013
Description	(in thousands)
Marketable securities (2)	$11,747	$10,008
_______________

(1)	Based on quoted prices in active markets for identical securities.

(2)	The marketable securities are held in a limited rabbi trust.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the net gain on marketable securities recorded during the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Description	(in thousands)
Net gain (loss) on marketable securities	$392	$(30)	$546	$326

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our other financial instruments as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Liabilities
Secured debt (1)	$553,427	$567,933	$560,434	$568,760
Exchangeable senior notes, net (1)	170,704	174,424	168,372	178,190
Unsecured debt, net (2)	1,431,301	1,523,861	1,431,132	1,523,052
Unsecured line of credit (1)	90,000	90,506	45,000	45,012
_______________

(1)	Fair value calculated using Level II inputs, which are based on model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

(2)
Fair value calculated using Level I and Level II inputs. Level I inputs are based on quoted prices for identical instruments in active markets. The carrying value and fair value of the Level I instruments was $873.6 million and $936.5 million, respectively, as of June 30, 2014. The carrying value and fair value of the Level I instruments as of December 31, 2013, was $873.5 million and $929.3 million, respectively. The carrying value and fair value of the Level II instruments was $557.7 million and $587.4 million, respectively, as of June 30, 2014. The carrying value and fair value of the Level II instruments as of December 31, 2013, was $557.7 million and $593.7 million, respectively.

12.    Other Significant Events

In January 2014, a tenant at one of our San Diego, California operating properties exercised an early lease termination clause as permitted under the terms of their lease. As a result, the lease which encompasses approximately 79,000 rentable square feet and was scheduled to expire in February 2020, will terminate during the third quarter of 2014. The total lease termination fee of $5.7 million, of which the Company recorded $1.9 million and $3.7 million during the three and six months ended June 30, 2014, will be recorded as other property income on a straight line basis through the early lease termination date. During the three and six months ended June 30, 2014, the Company also recognized approximately $0.4 million and $0.9 million as a reduction to rental income due to the accelerated amortization of the deferred rent receivable and above market lease for this tenant.

13.    Discontinued Operations and Land Dispositions

Operating Property Dispositions

The following table summarizes the operating properties sold during the six months ended June 30, 2014:

Location	Property Type	Month of Disposition	Number of Buildings	Rentable Square Feet
San Diego Properties, San Diego, CA (1)	Office	January	12	1,049,035
9785 & 9791 Towne Centre Drive, San Diego, CA	Office	June	2	126,000
Total 2014 Dispositions			14	1,175,035
________________________

(1)
The San Diego Properties included the following: 10020 Pacific Mesa Boulevard, 6055 Lusk Avenue, 5010 and 5005 Wateridge Vista Drive, 15435 and 15445 Innovation Drive, and 15051, 15073, 15231, 15253, 15333 and 15378 Avenue of Science. These properties were held for sale as of December 31, 2013.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Discontinued Operations

Discontinued operations for the three months ended June 30, 2014 includes the gains on dispositions of $14.7 million related to the June 2014 office property dispositions. The operations related to the June 2014 office property dispositions were immaterial for classification as discontinued operations. For the six months ended June 30, 2014 and 2013, discontinued operations also included the income of the twelve operating office properties sold in January 2014. For the three and six months ended June 30, 2013, discontinued operations also included the income from three operating office properties that were sold during those respective periods in 2013. The following table summarizes the revenue and expense components that comprise income from discontinued operations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Revenues:
Rental income	$—	$5,957	$458	$11,730
Tenant reimbursements	—	682	66	1,439
Other property income	—	4	9	7
Total revenues	—	6,643	533	13,176
Expenses:
Property expenses	—	932	87	1,900
Real estate taxes	—	691	69	1,364
Depreciation and amortization	—	2,777	—	5,467
Total expenses	—	4,400	156	8,731
Income from discontinued operations before gains on dispositions of discontinued operations	—	2,243	377	4,445
Gains on dispositions of discontinued operations	14,689	423	104,804	423
Total income from discontinued operations	$14,689	$2,666	$105,181	$4,868

Land Disposition

During the six months ended June 30, 2014, the Company sold a land parcel located at 10850 Via Frontera in the Rancho Bernardo submarket of San Diego, California for a gross sales price of $33.1 million, resulting in a gain on sale of $3.5 million. The land parcel noted above did not meet the criteria for classification as discontinued operations because the parcel did not have any significant operations prior to disposal. Therefore, the gain on sale is included on our consolidated statements of operations as gain on sale of land within continuing operations.

Restricted Cash Related to Dispositions

As of June 30, 2014 and December 31, 2013, approximately $75.9 million and $32.2 million, respectively, of net proceeds related to the land and office properties disposed of during the six months ended June 30, 2014 and the year ended December 31, 2013 were temporarily being held at qualified intermediaries, at our direction, for the purpose of facilitating Section 1031 Exchanges. The cash proceeds are included in restricted cash on the consolidated balance sheets at June 30, 2014 and December 31, 2013. In July 2014, $15.3 million of the cash proceeds at June 30, 2014 were released from the qualified intermediary. In February 2014, we successfully completed one of the Section 1031 Exchanges and the $32.2 million cash proceeds were released from the qualified intermediary.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.    Net Income Available to Common Stockholders Per Share of the Company

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted per-share computations for net income available to common stockholders for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except share and per share amounts)
Numerator:
Income from continuing operations	$16,454	$7,437	$27,894	$7,623
Income from continuing operations attributable to noncontrolling common units of the Operating Partnership	(295)	(96)	(467)	(24)
Preferred dividends	(3,312)	(3,313)	(6,625)	(6,626)
Allocation to participating securities (1)	(426)	(424)	(853)	(847)
Numerator for basic and diluted income from continuing operations available to common stockholders	12,421	3,604	19,949	126
Income from discontinued operations	14,689	2,666	105,181	4,868
Income from discontinued operations attributable to noncontrolling common units of the Operating Partnership	(308)	(61)	(2,223)	(111)
Numerator for basic and diluted net income available to common stockholders	$26,802	$6,209	$122,907	$4,883
Denominator:
Basic weighted average vested shares outstanding	82,277,845	75,486,380	82,201,615	75,233,350
Effect of dilutive securities	2,324,487	1,967,309	2,173,640	1,825,594
Diluted weighted average vested shares and common share equivalents outstanding	84,602,332	77,453,689	84,375,255	77,058,944
Basic earnings per share:
Income from continuing operations available to common stockholders per share	$0.15	$0.05	$0.24	$0.00
Income from discontinued operations per common share	0.18	0.03	1.25	0.06
Net income available to common stockholders per share	$0.33	$0.08	$1.49	$0.06
Diluted earnings per share:
Income from continuing operations available to common stockholders per share	$0.15	$0.05	$0.24	$0.00
Income from discontinued operations per common share	0.17	0.03	1.22	0.06
Net income available to common stockholders per share	$0.32	$0.08	$1.46	$0.06
________________________

(1)	Participating securities include nonvested shares, certain time-based RSUs and vested market measure-based RSUs.

The impact of the contingently issuable shares, which consist of the 4.25% Exchangeable Notes and stock options, were considered in our diluted earnings per share calculation for the three and six months ended June 30, 2014 and 2013 because we reported income from continuing operations attributable to common stockholders in the respective periods and the effect was dilutive.

The 2014 Performance-Based RSUs and our other nonvested market measure-based RSUs are not included in dilutive securities as of June 30, 2014 because they are not included until all the necessary performance conditions have been met. The impact of our nonvested market measure-based RSUs were not included in dilutive securities as of June 30, 2013 because they were not considered contingently issuable shares as not all the necessary performance conditions were met.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.    Net Income Available to Common Unitholders Per Unit of the Operating Partnership

The following table reconciles the numerator and denominator in computing the Operating Partnership’s basic and diluted per-unit computations for net income available to common unitholders for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except unit and per unit amounts)
Numerator:
Income from continuing operations	$16,454	$7,437	$27,894	$7,623
Income from continuing operations attributable to noncontrolling interests in consolidated subsidiaries	(77)	(62)	(142)	(131)
Preferred distributions	(3,312)	(3,313)	(6,625)	(6,626)
Allocation to participating securities (1)	(426)	(424)	(853)	(847)
Numerator for basic and diluted income from continuing operations available to common unitholders	12,639	3,638	20,274	19
Income from discontinued operations	14,689	2,666	105,181	4,868
Numerator for basic and diluted net income available to common unitholders	$27,328	$6,304	$125,455	$4,887
Denominator:
Basic weighted average vested units outstanding	84,082,045	77,310,685	84,005,942	77,058,748
Effect of dilutive securities	2,324,487	1,967,309	2,173,640	1,825,594
Diluted weighted average vested units and common unit equivalents outstanding	86,406,532	79,277,994	86,179,582	78,884,342
Basic earnings per unit:
Income from continuing operations available to common unitholders per unit	$0.15	$0.05	$0.24	$0.00
Income from discontinued operations per common unit	0.18	0.03	1.25	0.06
Net income available to common unitholders per unit	$0.33	$0.08	$1.49	$0.06
Diluted earnings per unit:
Income from continuing operations available to common unitholders per unit	$0.15	$0.05	$0.24	$0.00
Income from discontinued operations per common unit	0.17	0.03	1.22	0.06
Net income available to common unitholders per unit	$0.32	$0.08	$1.46	$0.06
________________________

(1)	Participating securities include nonvested shares, certain time-based RSUs and vested market measure-based RSUs.

The impact of the contingently issuable units, which consist of the 4.25% Exchangeable Notes and stock options, were considered in our diluted earnings per unit calculation for the three and six months ended June 30, 2014 and 2013 because the Operating Partnership reported income from continuing operations attributable to common unitholders in the respective periods and the effect was dilutive.

The 2014 Performance-Based RSUs and our other nonvested market measure-based RSUs are not included in dilutive securities as of June 30, 2014 because they are not included until all the necessary performance conditions have been met. The impact of our nonvested market measure-based RSUs were not included in dilutive securities as of June 30, 2013 because they were not considered contingently issuable shares as not all the necessary performance conditions were met.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16.    Subsequent Events

On July 16, 2014, aggregate dividends, distributions and dividend equivalents of $30.1 million were paid to common stockholders and common unitholders of record on June 30, 2014 and RSU holders of record on July 16, 2014.

During the three months ended June 30, 2014, the Company received notices for exchange for $37.0 million aggregate principal amount of the 4.25% Exchangeable Notes (See Note 5).

On July 21, 2014, the Company announced that it executed a merger agreement to acquire all of the outstanding shares of San Francisco Flowers Growers Association (“SFFGA”), a privately owned entity whose only material asset as of the closing of the proposed merger is anticipated to be a 1.9 acre land site in the Central SOMA submarket of San Francisco, California, in a transaction valued at approximately $27.0 million. The acquisition is contingent upon the approval and adoption of the merger agreement and approval of the principal terms of the merger by SFFGA’s shareholders. The acquisition will be financed by the Company directly issuing approximately $22.0 million of its common stock to SFFGA shareholders and the immediate repayment of approximately $4.6 million of outstanding debt and transaction related expenses. On July 21, 2014, the Company filed a Form S-4 to register the shares to be issued to SFGGA’s shareholders. It is anticipated that the transaction will close by the end of 2014.

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

Statements contained in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Forward-looking statements include, among other things, statements or information concerning projected future occupancy and rental rates, lease expirations, debt maturity, potential investments, strategies such as capital recycling, development and redevelopment activity, projected construction costs, dispositions, future incentive compensation, pending, potential or proposed acquisitions and other forward-looking financial data, as well as the discussion below under the captions “—Factors That May Influence Future Results of Operations,” “—Liquidity and Capital Resource of the Company,” and “—Liquidity and Capital Resources of the Operating Partnership.” Forward-looking statements can be identified by the use of words such as “believes,” “expects,” “projects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” and the negative of these words and phrases and similar expressions that do not relate to historical matters. Forward-looking statements are based on our current expectations, beliefs and assumptions, and are not guarantees of future performance. Forward-looking statements are inherently subject to uncertainties, risks, changes in circumstances, trends and factors that are difficult to predict, many of which are outside of our control. Accordingly, actual performance, results and events may vary materially from those indicated in the forward-looking statements, and you should not rely on the forward-looking statements as predictions of future performance, results or events. Numerous factors could cause actual future performance, results and events to differ materially from those indicated in forward-looking statements. For a discussion of those risk factors, see the discussion below as well as “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s and the Operating Partnership’s annual report on Form 10-K/A for the year ended December 31, 2013 and their respective other filings with the SEC. All forward-looking statements are based on information that was available and speak only as of the date on which they are made. We assume no obligation to update any forward-looking statement that becomes untrue because of subsequent events, new information or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under Federal securities laws.

Overview and Background

We are a self-administered REIT active in premier office submarkets along the West Coast. We own, develop, acquire and manage real estate assets, consisting primarily of Class A properties in the coastal regions of Los Angeles, Orange County, San Diego County, the San Francisco Bay Area and greater Seattle, which we believe have strategic advantages and strong barriers to entry. We own our interests in all of our properties through the Operating Partnership and the Finance Partnership and generally conduct substantially all of our operations through the Operating Partnership. We owned a 97.9%, 97.8% and 97.7% general partnership interest in the Operating Partnership as of June 30, 2014, December 31, 2013 and June 30, 2013, respectively. All our properties are held in fee except for the 11 office buildings that are held subject to long-term ground leases for the land.

Factors That May Influence Future Results of Operations

Acquisitions. During the six months ended June 30, 2014, we acquired one office building in greater Seattle for a total purchase price of $106.1 million. During 2013, we acquired two office buildings in greater Seattle and two office buildings in the Del Mar submarket of San Diego County for a total purchase price of approximately $296.4 million. Additionally, during the six months ended June 30, 2014, we acquired one undeveloped land site in San Francisco for a total purchase price of $95.0 million. There were no undeveloped land sites acquired in 2013. We generally finance our acquisitions through proceeds from the issuance of debt and equity securities, borrowings under our revolving credit facility, proceeds from our capital recycling program and the assumption of existing debt.

As a key component of our growth strategy, we continue to evaluate value-add acquisition opportunities (including undeveloped land, development and redevelopment opportunities and office properties). As a result, at any point in time we may have one or more potential acquisitions under consideration that are in varying stages of evaluation, negotiation or due diligence review, which may include potential acquisitions under contract. We remain a disciplined buyer of office properties and undeveloped land and continue to focus on value-add opportunities in West Coast markets populated by knowledge and creative based tenants in a variety of industries, including technology, media, healthcare, entertainment and professional services. We cannot provide assurance that we will complete additional future acquisitions. In the future, we may enter into agreements to acquire additional properties or undeveloped land, either as wholly owned properties or through joint ventures, and those agreements typically will be subject to the satisfaction of closing conditions. We cannot provide assurance that we will enter into any agreements to acquire properties or undeveloped land or that the potential acquisitions contemplated by any agreements we may enter into in the future will be completed. Costs associated with acquisitions accounted for as business combinations are expensed as incurred, and we may be unable to complete an acquisition after making a nonrefundable deposit or incurring acquisition-related costs. In addition, acquisitions are subject to various other risks and uncertainties. During the three and six months ended June 30, 2014, we expensed approximately $0.6 million and $0.8 million, respectively, of third-party acquisition costs, and we anticipate that we may incur additional third-party acquisition costs during the remainder of 2014. We expect that during 2014 we will continue to pursue value-add property and undeveloped land acquisitions that either add immediate Net Operating Income to our portfolio or play a strategic role in our future growth.

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

In connection with our capital recycling strategy, through June 30, 2014, we completed the sale of fourteen properties located in San Diego and one undeveloped land parcel located in San Diego to unaffiliated third parties in three separate transactions for gross sales proceeds totaling approximately $357.3 million. During 2013, we completed the sale of three office buildings to unaffiliated third parties in three separate transactions, for gross sales proceeds totaling approximately $56.9 million. The timing of any potential future disposition transactions will depend on market conditions and other factors, including but not limited to our capital needs and our ability to defer some or all of the taxable gains on the sales. We cannot assure you that we will dispose of any additional properties or that future acquisitions and/or dispositions, if any, will qualify as Section 1031 Exchanges.

Leasing Activity and Changes in Rental Rates. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following tables set forth certain information regarding leasing activity for our stabilized portfolio during the three and six months ended June 30, 2014.

Information on Leases Commenced and Executed

For Leases Commenced

	1st & 2nd Generation (1)				2nd Generation (1)
	Number of Leases (2)		Rentable Square Feet (2)		TI/LC per Sq. Ft. (3)	Changes in Rents (4)(5)	Changes in Cash Rents (6)	Retention Rates (7)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Three Months Ended June 30, 2014	27	14	327,796	237,875	$37.62	13.6%	6.2%	45.7%	71
Six Months Ended June 30, 2014	45	33	439,126	404,900	28.24	10.3%	4.6%	45.2%	55

For Leases Executed (8)

	1st & 2nd Generation (1)				2nd Generation (1)
	Number of Leases (2)		Rentable Square Feet (2)		TI/LC per Sq. Ft. (3)	Changes in Rents (4)(5)	Changes in Cash Rents (6)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Three Months Ended June 30, 2014	25	14	191,456	237,875	$40.80	19.7%	10.8%	76
Six Months Ended June 30, 2014	51	33	370,649	404,900	33.94	14.4%	7.7%	68
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

(3)	Tenant improvements and leasing commissions per square foot exclude tenant-funded tenant improvements.

(4)
Calculated as the change between GAAP rents for new/renewed leases and the expiring GAAP rents for the same space. Excludes leases for which the space was vacant longer than one year or vacant when the property was acquired.

(5)
Excludes commenced and executed leases of approximately 263,605 and 90,928 square feet, respectively, for the three months ended June 30, 2014 and 331,622 and 213,127 rentable square feet, respectively, for the six months ended June 30, 2014, for which the space was vacant longer than one year or being leased for the first time. Space vacant for more than one year is excluded from our change in rents calculations to provide a meaningful market comparison.

(6)
Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. Excludes leases for which the space was vacant longer than one year or vacant when the property was acquired.

(7)	Calculated as the percentage of space either renewed or expanded into by existing tenants or subtenants at lease expiration.

(8)
For the three months ended June 30, 2014, 18 new leases totaling 136,794 rentable square feet were signed but not commenced as of June 30, 2014. For the six months ended June 30, 2014, 24 new leases totaling 236,339 rentable square feet were signed but not commenced as of June 30, 2014.

As of June 30, 2014, we believe that the weighted average cash rental rates for our stabilized portfolio, including recently acquired operating properties are approximately 5-10% under the current average market rental rates, although individual properties within any particular submarket presently may be leased either above, below, or at the current market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our portfolio.

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

Lease Expirations (1)

Year of Lease Expiration	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (2)	% of Total Annualized Base Rent (2)	Annualized Base Rent per Sq. Ft. (2)
Remainder of 2014	60	604,715	5.0%	$18,396	4.4%	$30.42
2015	116	1,425,213	11.8%	41,877	10.0%	29.38
2016	86	956,899	7.9%	26,828	6.4%	28.04
2017	101	1,784,843	14.7%	58,684	14.0%	32.88
2018	59	1,590,440	13.2%	64,624	15.4%	40.63
2019	71	1,332,203	11.0%	49,086	11.7%	36.85
Total	493	7,694,313	63.6%	$259,495	61.9%	$33.73
________________________

(1)
The information presented for all lease expiration activity reflects leasing activity through June 30, 2014 for our stabilized portfolio. For leases that have been renewed early or space that has been re-leased to a new tenant, the expiration date and annualized base rent information presented takes into consideration the renewed or re-leased lease terms. Excludes space leased under month-to-month leases, intercompany leases, vacant space and lease renewal options not executed as of June 30, 2014.

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

In addition to the 0.8 million rentable square feet, or 6.4%, of currently available space in our stabilized portfolio, leases representing approximately 5.0% and 11.8% of the occupied square footage of our stabilized portfolio are scheduled to expire during 2014 and 2015, respectively. The leases scheduled to expire during the remainder of 2014 and in 2015 represent approximately 2.0 million rentable square feet or 14.4% of our total annualized base rental revenue. We believe that the weighted average cash rental rates are approximately 5-10% under the current average market rental rates for leases scheduled to expire during the remainder of 2014 and in 2015, although individual properties within any particular submarket presently may be leased either above, below, or at the current quoted market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our overall portfolio. Our ability to re-lease available space depends upon both general market conditions and the market conditions in the specific regions in which individual properties are located.

In-Process and Future Development Pipeline

We believe that a portion of our long-term future growth will also come from the completion of our in-process projects as well as executing on our future development pipeline, subject to market conditions. We continue to increase our focus on value-add and highly accretive development opportunities and expand our future development pipeline through targeted acquisitions of development opportunities on the West Coast.

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

As of June 30, 2014, our in-process development pipeline consisted of the following six projects under construction.

•
680 and 690 E. Middlefield Road, Mountain View, California, which we acquired in May 2012. The development project, which is 100% pre-leased to Synopsys, Inc., has a total estimated investment of approximately $193.1 million and is expected to encompass approximately 341,000 rentable square feet upon completion. Construction is currently in process and is expected to be completed in the fourth quarter of 2014.

•
350 Mission Street, SOMA, San Francisco, California, which we acquired in October 2012. The development project, which is 100% pre-leased to salesforce.com, inc., has a total estimated investment of $276.6 million and is expected to encompass approximately 450,000 rentable square feet upon completion. The property is expected to be LEED platinum certified, the first ground up development property in the city expected to receive this designation. Construction is currently in process and is expected to be completed during 2015 and the tenant is expected to occupy in phases.

•
555, 505 and 605 N. Mathilda Avenue, Sunnyvale, California, which we acquired in December 2012. The project, which is comprised of one operating property and a future development site, is 100% pre-leased. We are currently developing an approximately 587,000 square foot office complex for LinkedIn, Inc. The development project has a total estimated investment of approximately $315.1 million. Construction is currently in process and is expected to be completed in the third quarter of 2014.

•
Columbia Square, Hollywood, California, which we acquired in September 2012. The project is a historical media campus located in the heart of Hollywood, two blocks from the corner of Sunset Boulevard and Vine Street. During 2013, we commenced development on approximately 685,000 rentable square feet of a mixed-use project, which encompasses office, multi-family and retail components that we plan on completing in multiple phases. The project has a total estimated investment of approximately $407.3 million. Our plan is to create a mixed-use campus that preserves the historical character while establishing a new center for entertainment and media companies. Construction is currently in process and is expected to be completed in three phases between the first quarter of 2015 and the second quarter of 2016.

A portion of the project will be a mix of high-end long-term rentals and extended stay apartment homes that will cater to traveling business, entertainment and creative professionals. It will be the first luxury extended stay property to be located in the heart of Hollywood. Completion of the construction of this component is expected for the spring of 2016.

•
333 Brannan Street, SOMA, San Francisco, California, which we acquired in July 2012. The development project is 100% pre-leased to Dropbox and has a total estimated investment of $98.7 million and is expected to encompass 185,000 rentable square feet upon completion. Construction is currently in process and is expected to be completed in the third quarter of 2015.

•
Crossing/900, Redwood City, California, which we entered into an agreement in June 2013 with a local partner. The project has a total estimated investment of approximately $184.2 million and is expected to encompass approximately 300,000 rentable square feet upon completion. Construction on the building is currently in process and is expected to be completed in the third quarter of 2015.

In addition, the Company added Kilroy Mission Bay, San Francisco, California, which we acquired in June 2014 for a total purchase price of $95.0 million to our future development pipeline. The project is a 3.1 acre land parcel in the Mission Bay submarket of San Francisco. The site is fully entitled for the development of a 645,000 rentable square-foot office project, The LEED-Gold designed project will be built in two phases, with the first phase of construction expected to begin by mid 2015.

As of June 30, 2014, we had additional undeveloped land holdings, located primarily in various submarkets in San Diego County, San Francisco Bay Area and Los Angeles with an aggregate cost basis of approximately $438.8 million at which we believe we could currently develop approximately 3.0 million rentable square feet, including amounts noted above for Kilroy Mission Bay. In the future, we may also enter into agreements to acquire other development or redevelopment opportunities, either as wholly owned properties or through joint ventures and those agreements typically will be subject to the satisfaction of closing conditions.

This increase in our development activities could continue to cause an increase in the average development asset balances qualifying for interest and other carry cost capitalization in future periods. During the three and six months ended June 30, 2014, we capitalized interest on in process development projects, redevelopment projects in lease-up, and development pipeline projects with an aggregate cost basis balance of approximately $1.1 billion at June 30, 2014, as it was determined these projects qualified for interest and other carry cost capitalization under GAAP. For the three and six months ended June 30, 2014, we capitalized $11.8 million and $22.5 million, respectively, of interest to our qualifying development projects. For the three and six months ended June 30, 2013, we capitalized $8.5 million and $16.2 million, respectively, of interest to our qualifying redevelopment and development projects. For the three and six months ended June 30, 2014, we capitalized $2.6 million and $5.3 million, respectively, of internal costs to our qualifying redevelopment and development projects. For the three and six months ended June 30, 2013, we capitalized $2.0 million and $3.4 million, respectively, of internal costs to our qualifying redevelopment and development projects.

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

As of June 30, 2014, there was approximately $35.9 million of total unrecognized compensation cost related to outstanding nonvested shares of restricted common stock, RSUs and stock options issued under share-based compensation arrangements. Those costs are expected to be recognized over a weighted-average period of 3.1 years. The $35.9 million of unrecognized compensation cost does not reflect the future compensation cost for any potential share-based awards that may be issued. Share-based compensation expense for potential future awards could be affected by our operating and development performance, financial results, stock price, performance against applicable performance-based vesting goals, market conditions and other factors.

Stabilized Portfolio Information

As of June 30, 2014, our stabilized portfolio was comprised of 105 office properties encompassing an aggregate of approximately 13.2 million rentable square feet. Our stabilized portfolio includes all of our properties with the exception of undeveloped land, development and redevelopment properties currently under construction or committed for construction, “lease-up” properties and properties held-for-sale. We define lease-up properties as properties recently developed or redeveloped that have not yet reached 95% occupancy and are within one year following cessation of major construction activities. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. Our stabilized portfolio also excludes our future development pipeline, which is comprised of nine potential development sites, representing 102.9 gross acres of undeveloped land.

At June 30, 2014, our stabilized portfolio excluded six development properties currently under construction. There were no operating properties in “lease-up” as of June 30, 2014.

The following table reconciles the changes in the rentable square feet in our stabilized portfolio of operating properties from June 30, 2013 to June 30, 2014:

	Number of Buildings	Rentable Square Feet
Total as of June 30, 2013	115	13,478,791
Acquisitions (1)	3	359,545
Completed redevelopment properties placed in-service	3	613,519
Dispositions	(16)	(1,285,185)
Remeasurement	—	22,656
Total as of June 30, 2014	105	13,189,326
________________________

(1)	Excludes redevelopment and development property acquisitions.

Occupancy Information

The following table sets forth certain information regarding our stabilized portfolio:

Stabilized Portfolio Occupancy

Region	Number of Buildings	Rentable Square Feet	Occupancy at (1)
			6/30/2014	3/31/2014	12/31/2013
Los Angeles and Ventura Counties	27	3,502,779	91.9%	93.7%	93.7%
Orange County	3	437,603	94.1%	91.1%	92.8%
San Diego	46	4,240,913	92.0%	88.1%	90.8%
San Francisco Bay Area	16	2,819,789	96.7%	94.1%	94.8%
Greater Seattle	13	2,188,242	95.5%	96.9%	96.7%
Total Stabilized Portfolio	105	13,189,326	93.6%	92.4%	93.4%

	Average Occupancy
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stabilized Portfolio(1)	92.5%	90.3%	92.8%	90.7%
Same Store Portfolio(2)	92.1%	91.1%	92.3%	91.5%
__________________________________

(1)	Occupancy percentages reported are based on our stabilized office portfolio as of the end of the period presented.

(2)
Occupancy percentages reported are based on office properties owned and stabilized as of January 1, 2013 and still owned and stabilized as of June 30, 2014. See discussion under “Results of Operations” for additional information.

Significant Tenants

The following table sets forth information about our fifteen largest tenants based upon annualized rental revenues as of June 30, 2014.

Tenant Name	Annualized Base Rental Revenue ($ in thousands)	Rentable Square Feet	Percentage of Total Annualized Base Rental Revenue	Percentage of Total Rentable Square Feet
DIRECTV, LLC	$23,669	667,852	5.7%	5.1%
Bridgepoint Education, Inc.	15,066	322,342	3.6%	2.4%
Intuit, Inc.	13,489	465,812	3.2%	3.5%
Delta Dental of California	10,482	218,348	2.5%	1.7%
AMN Healthcare, Inc.	8,341	175,672	2.0%	1.3%
Scan Group (1)(2)	6,967	218,742	1.7%	1.7%
Group Health Cooperative	6,372	183,422	1.5%	1.4%
Neurocrine Biosciences, Inc.	6,366	140,591	1.5%	1.1%
Microsoft Corporation	6,250	215,997	1.5%	1.6%
Institute for Systems Biology	6,207	140,605	1.5%	1.1%
Fish & Richardson, P.C.	6,071	139,538	1.5%	1.1%
Splunk, Inc.	5,413	95,008	1.3%	0.7%
Wells Fargo (1)	5,283	127,083	1.3%	1.0%
Scripps Health	5,199	112,067	1.2%	0.8%
BP Biofuels	5,158	136,908	1.2%	1.0%
Total Top Fifteen Tenants	$130,333	3,359,987	31.2%	25.5%

________________________

(1)	The Company has entered into leases with various affiliates of the tenant.

(2)
In December 2013, Scan Group renewed and expanded their lease at Kilroy Airport Center in Long Beach, CA. As of June 30, 2014 revenue recognition had not commenced for the expansion premises. The annualized base rental revenue and rentable square feet presented in this table include the projected annualized base rental revenue of approximately $1.6 million and rentable square feet of approximately 50,000 for the expansion premises.

Current Regional Information

We have generally seen rental rates stabilize and start to improve in many of our submarkets. We have also seen vacancy rates in many of our submarkets starting to decrease.

Los Angeles and Ventura Counties. Our Los Angeles and Ventura Counties stabilized portfolio of 3.5 million rentable square feet was 91.9% occupied with approximately 284,000 available rentable square feet as of June 30, 2014 compared to 93.7% occupied with approximately 219,000 available rentable square feet as of December 31, 2013. The decrease in occupancy is primarily due to the timing of lease expirations. As of June 30, 2014, we have leased approximately 115,000 rentable square feet in this region that was vacant at June 30, 2014. The new leases are scheduled to commence at various time throughout the remainder of 2014.

As of June 30, 2014, leases representing an aggregate of approximately 162,000 and 297,000 rentable square feet are scheduled to expire during the remainder of 2014 and in 2015, respectively, in this region. The aggregate rentable square feet under the leases scheduled to expire in this region during the remainder of 2014 and in 2015 represents approximately 3.7% of our occupied rentable square feet and 3.5% of our annualized base rental revenues in our total stabilized portfolio as of June 30, 2014.

San Diego County. Our San Diego County stabilized portfolio of 4.2 million rentable square feet was 92.0% occupied with approximately 340,000 available rentable square feet as of June 30, 2014 compared to 90.8% occupied with approximately 401,000 available rentable square feet as of December 31, 2013.

As of June 30, 2014, leases representing an aggregate of approximately 283,000 and 455,000 rentable square feet are scheduled to expire during the remainder of 2014 and in 2015, respectively, in this region. The aggregate rentable square feet under leases scheduled to expire during the remainder of 2014 and in 2015 represents approximately 6.1% of our occupied rentable square feet and 4.7% of our annualized base rental revenues in our total stabilized portfolio as of June 30, 2014.

San Francisco Bay Area. As of June 30, 2014, our San Francisco Bay Area stabilized portfolio of 2.8 million rentable square feet was 96.7% occupied with approximately 94,000 available rentable square feet, compared to 94.8% occupied with approximately 124,000 available rentable square feet as of December 31, 2013.

As of June 30, 2014, leases representing an aggregate of approximately 128,000 and 352,000 rentable square feet are scheduled to expire during the remainder of 2014 and in 2015, respectively, in this region. The aggregate rentable square feet under leases scheduled to expire during the remainder of 2014 and in 2015 represents approximately 4.0% of our occupied rentable square feet and 4.3% of our annualized base rental revenues in our total stabilized portfolio as of June 30, 2014.

Greater Seattle. As of June 30, 2014, our greater Seattle stabilized portfolio of 2.2 million rentable square feet was 95.5% occupied with approximately 99,000 available rentable square feet, compared to 96.7% occupied with approximately 68,000 available rentable square feet as of December 31, 2013.

As of June 30, 2014, leases representing an aggregate of approximately 26,000 and 277,000 rentable square feet are scheduled to expire during the remainder of 2014 and in 2015, respectively, in this region. The aggregate rentable square feet under leases scheduled to expire during the remainder of 2014 and in 2015 represents approximately 2.5% of our occupied rentable square feet and 1.6% of our annualized base rental revenues in our total stabilized portfolio as of June 30, 2014.

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

Management further evaluates Net Operating Income by evaluating the performance from the following property groups:

•
Same Store Properties – which includes the results of all of the office properties that were owned and included in our stabilized portfolio for two comparable reporting periods, i.e., owned and included in our stabilized portfolio as of January 1, 2013 and still owned and included in the stabilized portfolio as of June 30, 2014;

•
Acquisition Properties – which includes the results, from the dates of acquisition through the periods presented, for the four office buildings we acquired during 2013 and the one office building we acquired during the six months ended June 30, 2014;

•
Stabilized Development and Redevelopment Properties – which includes the results generated by two office redevelopment buildings and one office development building that were stabilized in 2013 and one redevelopment property that was stabilized in 2014 following its one year lease-up period; and

•	Other Properties – which includes the results of properties not included in our stabilized portfolio.

The following table sets forth certain information regarding the property groups within our stabilized portfolio as of June 30, 2014:

Group	# of Buildings	Rentable Square Feet
Same Store Properties	96	11,599,762
Acquisition Properties	5	679,943
Stabilized Development and Redevelopment Properties	4	909,621
Total Stabilized Portfolio	105	13,189,326

Comparison of the Three Months Ended June 30, 2014 to the Three Months Ended June 30, 2013

The following table summarizes our Net Operating Income from continuing operations, as defined, for our total portfolio for the three months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Dollar Change	Percentage Change
	2014	2013
	($ in thousands)
Reconciliation to Net Income:
Net Operating Income, as defined	$91,798	$83,398	$8,400	10.1%
Unallocated (expense) income:
General and administrative expenses	(11,857)	(9,855)	(2,002)	20.3
Acquisition-related expenses	(609)	(164)	(445)	271.3
Depreciation and amortization	(50,767)	(46,527)	(4,240)	9.1
Interest income and other net investment gains	419	19	400	2,105.3
Interest expense	(16,020)	(19,434)	3,414	(17.6)
Gain on sale of land	3,490	—	3,490	100.0
Income from continuing operations	16,454	7,437	9,017	121.2
Income from discontinued operations	14,689	2,666	12,023	451.0
Net income	$31,143	$10,103	$21,040	208.3%

The following tables summarize the Net Operating Income, as defined, for our total portfolio for the three months ended June 30, 2014 and 2013.

	Three Months Ended June 30,
	2014					2013
	Same Store	Acquisition Properties	Stabilized Develop-ment & Redevel-opment	Other	Total	Same Store	Acquisition Properties	Stabilized Develop-ment & Redevel-opment	Other	Total
	(in thousands)					(in thousands)
Operating revenues:
Rental income	$98,208	$7,473	$9,647	$227	$115,555	$92,839	$3,063	$5,539	$944	$102,385
Tenant reimbursements	9,288	1,071	218	15	10,592	8,876	475	204	162	9,717
Other property income	3,047	—	—	—	3,047	5,733	—	—	—	5,733
Total	110,543	8,544	9,865	242	129,194	107,448	3,538	5,743	1,106	117,835
Property and related expenses:
Property expenses	23,035	767	1,667	244	25,713	21,956	383	917	544	23,800
Real estate taxes	8,820	718	1,052	320	10,910	8,621	273	497	357	9,748
Ground leases	737	—	36	—	773	731	—	158	—	889
Total	32,592	1,485	2,755	564	37,396	31,308	656	1,572	901	34,437
Net Operating Income (Loss), as defined	$77,951	$7,059	$7,110	$(322)	$91,798	$76,140	$2,882	$4,171	$205	$83,398

	Three Months Ended June 30, 2014 as compared to the Three Months Ended June 30, 2013
	Same Store		Acquisition Properties		Stabilized Development & Redevelopment		Other		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income	$5,369	5.8%	$4,410	144.0%	$4,108	74.2%	$(717)	(76.0)%	$13,170	12.9%
Tenant reimbursements	412	4.6	596	125.5	14	6.9	(147)	(90.7)	875	9.0
Other property income	(2,686)	(46.9)	—	—	—	—	—	—	(2,686)	(46.9)
Total	3,095	2.9	5,006	141.5	4,122	71.8	(864)	(78.1)	11,359	9.6
Property and related expenses:
Property expenses	1,079	4.9	384	100.3	750	81.8%	(300)	(55.1)	1,913	8.0
Real estate taxes	199	2.3	445	163.0	555	111.7	(37)	(10.4)	1,162	11.9
Ground leases	6	0.8	—	—	(122)	(77.2)	—	—	(116)	(13.0)
Total	1,284	4.1	829	126.4	1,183	75.3	(337)	(37.4)	2,959	8.6
Net Operating Income, as defined	$1,811	2.4%	$4,177	144.9%	$2,939	70.5%	$(527)	(257.1)%	$8,400	10.1%

Net Operating Income increased $8.4 million, or 10.1%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 primarily resulting from:

•	An increase of $4.2 million attributable to the Acquisition Properties;

•	An increase of $1.8 million attributable to the Same Store Properties primarily resulting from:

•	An increase in rental income of $5.4 million primarily due to an increase in occupancy and new leases at higher rates;

•	An increase in tenant reimbursements of $0.4 million primarily due to higher reimbursable property expenses and real estate taxes;

•
A partially offsetting decrease in other property income of $2.7 million. During the three months ended June 30, 2014 we recognized lease termination fees of $2.2 million primarily from one tenant. During the three months ended June 30, 2013 we received a $5.2 million property damage settlement payment at one of our properties;

•	A partially offsetting increase in property and related expenses of $1.3 million primarily resulting from:

•	An increase of $1.1 million in property expenses primarily resulting from an increase of $0.7 million to utilities and janitorial services and $0.4 million of non-recurring legal fees;

•	An increase of $2.9 million attributable to the Stabilized Development and Redevelopment Properties.

Other Expenses and Income

General and Administrative Expenses

General and administrative expenses increased $2.0 million, or 20.3%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase was primarily attributable to an increase in compensation expense primarily related to the 2014 RSU grant and other professional service costs.

Depreciation and Amortization

Depreciation and amortization increased by $4.2 million, or 9.1%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, primarily related to the Acquisition Properties and the Stabilized Development and Redevelopment Properties.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts/premiums and loan cost amortization, net of capitalized interest, including capitalized debt discounts/premiums and loan cost amortization for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014	2013	Dollar Change	Percentage Change
	(in thousands)
Gross interest expense	$27,770	$27,914	$(144)	(0.5)%
Capitalized interest and loan fees	(11,750)	(8,480)	(3,270)	38.6%
Interest expense	$16,020	$19,434	$(3,414)	(17.6)%

Capitalized interest and loan fees increased $3.3 million, or 38.6%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase was primarily attributable to an increase in our development and redevelopment activity, which resulted in higher average asset balances qualifying for interest capitalization.

Comparison of the Six Months Ended June 30, 2014 to the Six Months Ended June 30, 2013

The following table summarizes our Net Operating Income from continuing operations, as defined, for our total portfolio for the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2014	2013
	($ in thousands)
Reconciliation to Net Income:
Net Operating Income, as defined	$180,554	$160,951	$19,603	12.2%
Unallocated (expense) income:
General and administrative expenses	(22,668)	(19,524)	(3,144)	16.1
Acquisition-related expenses	(837)	(819)	(18)	2.2
Depreciation and amortization	(99,969)	(94,228)	(5,741)	6.1
Interest income and other net investment gains	596	411	185	45.0
Interest expense	(33,272)	(39,168)	5,896	(15.1)
Gain on sale of land	3,490	—	3,490	100.0
Income from continuing operations	27,894	7,623	20,271	265.9
Income from discontinued operations	105,181	4,868	100,313	2,060.7
Net income	$133,075	$12,491	$120,584	965.4%

The following tables summarize the Net Operating Income, as defined, for our total portfolio for the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30,
	2014					2013
	Same Store	Acquisition Properties	Stabilized Develop-ment & Redevel-opment	Other	Total	Same Store	Acquisition Properties	Stabilized Develop-ment & Redevel-opment	Other	Total
	(in thousands)
Operating revenues:
Rental income	$194,691	$13,442	$18,641	$837	$227,611	$186,797	$5,778	$9,409	$2,008	$203,992
Tenant reimbursements	19,031	2,300	730	103	22,164	17,192	984	382	289	18,847
Other property income	5,195	—	9	—	5,204	5,959	1	—	—	5,960
Total	218,917	15,742	19,380	940	254,979	209,948	6,763	9,791	2,297	228,799
Property and related expenses:
Property expenses	45,882	1,261	3,264	400	50,807	43,192	784	1,688	941	46,605
Real estate taxes	18,107	1,381	1,954	641	22,083	17,288	505	843	776	19,412
Provision for bad debts	—	—	—	—	—	95	—	—	—	95
Ground leases	1,464	—	71	—	1,535	1,458	—	278	—	1,736
Total	65,453	2,642	5,289	1,041	74,425	62,033	1,289	2,809	1,717	67,848
Net Operating Income (Loss), as defined	$153,464	$13,100	$14,091	$(101)	$180,554	$147,915	$5,474	$6,982	$580	$160,951

	Six Months Ended June 30, 2014 as compared to the Six Months Ended June 30, 2013
	Same Store		Acquisition Properties		Stabilized Development & Redevelopment		Other		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income	$7,894	4.2%	$7,664	132.6%	$9,232	98.1%	$(1,171)	(58.3)%	$23,619	11.6%
Tenant reimbursements	1,839	10.7	1,316	133.7	348	91.1	(186)	(64.4)	3,317	17.6
Other property income	(764)	(12.8)	(1)	(100.0)	9	—	—	—	(756)	(12.7)
Total	8,969	4.3	8,979	132.8	9,589	97.9	(1,357)	(59.1)	26,180	11.4
Property and related expenses:
Property expenses	2,690	6.2	477	60.8	1,576	93.4%	(541)	(57.5)	4,202	9.0
Real estate taxes	819	4.7	876	173.5	1,111	131.8	(135)	(17.4)	2,671	13.8
Provision for bad debts	(95)	(100.0)	—	—	—	—	—	—	(95)	(100.0)
Ground leases	6	0.4	—	—	(207)	(74.5)	—	—	(201)	(11.6)
Total	3,420	5.5	1,353	105.0	2,480	88.3	(676)	(39.4)	6,577	9.7
Net Operating Income, as defined	$5,549	3.8%	$7,626	139.3%	$7,109	101.8%	$(681)	(117.4)%	$19,603	12.2%

Net Operating Income increased $19.6 million, or 12.2%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 primarily resulting from:

•	An increase of $7.6 million attributable to the Acquisition Properties;

•	An increase of $5.5 million attributable to the Same Store Properties primarily resulting from:

•	An increase in rental income of $7.9 million primarily due to an increase in occupancy, new leases at higher rates and an increase in parking income at various properties;

•	An increase in tenant reimbursements of $1.8 million primarily due to higher reimbursable property expenses and real estate taxes;

•
A partially offsetting decrease in other property income of $0.8 million. During the six months ended June 30, 2014 we recognized lease termination fees of $4.2 million primarily from one tenant. During the six months ended June 30, 2013 we received a $5.2 million property damage settlement payment at one of our properties;

•	A partially offsetting increase in property and related expenses of $3.4 million primarily resulting from:

•
An increase of $2.7 million in property expenses primarily resulting from an increase in certain recurring operating costs of $1.3 million related to utilities, janitorial services, property management expenses and $1.4 million of non-recurring legal fees;

•	An increase of $0.8 million in real estate taxes primarily as a result of higher taxes at several properties offset by property tax refunds received in 2014 that related to prior periods; and

•	An increase of $7.1 million attributable to the Stabilized Development and Redevelopment Properties.

Other Expenses and Income

General and Administrative Expenses

General and administrative expenses increased $3.1 million, or 16.1%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase was primarily attributable to an increase in compensation expense primarily related to the 2014 RSU grant and other professional service costs.

Depreciation and Amortization

Depreciation and amortization increased by $5.7 million, or 6.1%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily related to the Acquisition Properties and Stabilized Development and Redevelopment Properties.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts/premiums and loan cost amortization, net of capitalized interest, including capitalized debt discounts/premiums and loan cost amortization for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013	Dollar Change	Percentage Change
	(in thousands)
Gross interest expense	$55,804	$55,380	$424	0.8%
Capitalized interest and loan fees	(22,532)	(16,212)	(6,320)	39.0%
Interest expense	$33,272	$39,168	$(5,896)	(15.1)%

Capitalized interest and loan fees increased $6.3 million, or 39.0%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase was primarily attributable to an increase in our development and redevelopment activity, which resulted in higher average asset balances qualifying for interest capitalization.

Liquidity and Capital Resources of the Company

In this “Liquidity and Capital Resources of the Company” section, the term the “Company” refers only to Kilroy Realty Corporation on an unconsolidated basis and excludes the Operating Partnership and all other subsidiaries.

The Company’s business is operated primarily through the Operating Partnership. Distributions from the Operating Partnership are the Company’s source of capital. The Company believes that the Operating Partnership’s sources of working capital, specifically its cash flow from operations and borrowings available under its revolving credit facility, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its preferred and common stockholders for the next twelve months. Cash flows from operating activities generated by the Operating Partnership for the six months ended June 30, 2014 were sufficient to cover the Company’s payment of cash dividends to its stockholders. However, there can be no assurance that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distributions to the Company. The unavailability of capital could adversely affect the Operating Partnership’s ability to make distributions to the Company, which would in turn, adversely affect the Company’s ability to pay cash dividends to its stockholders.

The Company is a well-known seasoned issuer and the Company and the Operating Partnership have an effective shelf registration statement that provides for the public offering and sale from time to time by the Company of its preferred stock, common stock, depositary shares, warrants and guarantees of debt securities and by the Operating Partnership of its debt securities, in each case in unlimited amounts. The Company evaluates the capital markets on an ongoing basis for opportunities to raise capital, and, as circumstances warrant, the Company and the Operating Partnership may issue securities of all of these types in one or more offerings at any time and from time to time on an opportunistic basis, depending upon, among other things, market conditions, available pricing and capital needs. When the Company receives proceeds from the sales of its preferred or common stock, it generally contributes the net proceeds from those sales to the Operating Partnership in exchange for corresponding preferred or common partnership units of the Operating Partnership. The Operating Partnership may use these proceeds and proceeds from the sale of its debt securities to repay debt, including borrowings under its revolving credit facility, to develop new or existing properties, to make acquisitions of properties or portfolios of properties, or for general corporate purposes.

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

On May 22, 2014, the Board of Directors declared a regular quarterly cash dividend of $0.35 per share of common stock payable on July 16, 2014 to stockholders of record on June 30, 2014 and caused a $0.35 per Operating Partnership unit cash distribution to be paid in respect of the Operating Partnership’s common limited partnership interests, including those owned by the Company. The total cash quarterly dividends and distributions paid on July 16, 2014 was $29.7 million.

On May 22, 2014, the Board of Directors declared a dividend of $0.42969 per share on the Series G Preferred Stock and $0.39844 per share on the Series H Preferred Stock for the period commencing on and including May 15, 2014 and ending on and including August 14, 2014. The dividend will be payable on August 15, 2014 to Series G Preferred and Series H Preferred stockholders of record on July 31, 2014. The quarterly dividends payable on August 15, 2014 to Series G and Series H Preferred stockholders is expected to total $3.3 million.

Debt Covenants

The covenants contained within the revolving credit facility and the term loan facility prohibit the Company from paying dividends in excess of 95% of FFO.

Capitalization

As of June 30, 2014, our total debt as a percentage of total market capitalization was 29.0% and our total debt and liquidation value of our preferred equity as a percentage of total market capitalization was 31.6%, which was calculated based on the closing price per share of the Company’s common stock of $62.28 on June 30, 2014 as shown in the following table:

	Shares/Units at June 30, 2014	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
	($ in thousands)
Debt:
Unsecured Revolving Credit Facility (1)		$90,000	1.2%
Unsecured Term Loan Facility (1)		150,000	2.0
4.25% Unsecured Exchangeable Notes due 2014 (2)(3)		172,500	2.2
Unsecured Senior Notes due 2014		83,000	1.1
Unsecured Senior Notes due 2015 (3)		325,000	4.2
Unsecured Senior Notes due 2018 (3)		325,000	4.2
Unsecured Senior Notes due 2020 (3)		250,000	3.2
Unsecured Senior Notes due 2023 (3)		300,000	3.9
Secured debt (3)		541,009	7.0
Total debt		2,236,509	29.0
Equity and Noncontrolling Interests:
6.875% Series G Cumulative Redeemable Preferred stock (4)	4,000,000	100,000	1.3
6.375% Series H Cumulative Redeemable Preferred stock (4)	4,000,000	100,000	1.3
Common limited partnership units outstanding (5)(6)	1,804,200	112,366	1.5
Common shares outstanding (6)	82,916,410	5,164,034	66.9
Total equity and noncontrolling interests		5,476,400	71.0
Total Market Capitalization		$7,712,909	100.0%
________________________

(1)
In June 2014, the Company amended the terms of its unsecured revolving credit facility and $150 million unsecured term loan facility. The amendment increases the availability under the unsecured line of credit from $500 million to $600 million, extends the maturity to July 2019 and reduced the pricing on both the unsecured revolving credit facility and unsecured term loan facility.

(2)
During the three months ended June 30, 2014, the Company received notices for exchange totaling $37.0 million of the Unsecured Exchangeable Senior Notes. $27.7 million settled in July 2014 and $9.3 million will settle in August 2014. The Unsecured Exchangeable Senior Notes mature in November 2014.

(3)
Represents gross aggregate principal amount due at maturity before the effect of net unamortized premiums as of June 30, 2014. The aggregate net unamortized premiums totaled approximately $8.9 million as of June 30, 2014.

(4)	Value based on $25.00 per share liquidation preference.

(5)	Represents common units not owned by the Company.

(6)	Value based on closing price per share of our common stock of $62.28 as of June 30, 2014.

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

At-The-Market Stock Offering Program

Under our at-the-market stock offering program, which commenced in July 2011, we may offer and sell shares of our common stock having an aggregate gross sales price of up to $200.0 million from time to time in “at-the-market” offerings. The following table sets forth information regarding sales of our common stock under our at-the-market offering program for the three and six months ended June 30, 2014:

Three and Six months ended June 30, 2014
(in millions, except share and per share data)
Shares of common stock sold during the year	370,700
Weighted average price per common share	$61.01
Aggregate gross proceeds	$22.6
Aggregate net proceeds after sales agent compensation	$22.3

The proceeds from the sales were used to fund development and redevelopment expenditures and for general corporate purposes. Since commencement of the program, we have sold 2,553,961 shares of common stock having an aggregate gross sales price of $127.9 million. As of June 30, 2014, shares of common stock having an aggregate gross sales price of up to $72.1 million remain available to be sold under this program. Actual future sales will depend upon a variety of factors, including but not limited to market conditions, the trading price of the Company’s common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

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

In connection with our capital recycling strategy, during 2014, we completed the sale of fourteen properties located in San Diego and one undeveloped land parcel located in San Diego to unaffiliated third parties in three separate transactions for gross sales proceeds totaling approximately $357.3 million of which $75.9 million was held at qualified intermediaries at June 30, 2014 for potential future Section 1031 Exchanges. In July 2014, $15.3 million of the cash proceeds were released from the qualified intermediary. During 2013, we completed the sale of three office buildings to unaffiliated third parties in three separate transactions, for gross sales proceeds totaling approximately $56.9 million. See “—Factors that May Influence Future Operations” for additional information.

Unsecured Revolving Credit Facility

In June 2014, the Company amended the terms of our unsecured revolving credit facility to increase the borrowing capacity to $600.0 million, extended the maturity to July 2019 and reduced the annual interest rate to LIBOR plus 1.25%. The amendment did not affect the outstanding borrowings under the credit facility. The following table summarizes the balance and terms of our revolving credit facility as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(in thousands)
Outstanding borrowings	$90,000	$45,000
Remaining borrowing capacity	510,000	455,000
Total borrowing capacity (1)	$600,000	$500,000
Interest rate (2)(3)	1.41%	1.62%
Facility fee-annual rate (4)	0.250%	0.300%
Maturity date	July 2019	April 2017
_______________

(1)
We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $300.0 million under an accordion feature under the terms of the revolving credit facility and term loan facility.

(2)	Our revolving credit facility interest rate was calculated based on an annual rate of LIBOR plus 1.250% as of June 30, 2014.

(3)	Our revolving credit facility interest rate was calculated based on an annual rate of LIBOR plus 1.450% as of December 31, 2013.

(4)
Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of June 30, 2014, $6.5 million of deferred financing costs remains to be amortized through the amended maturity date of our unsecured revolving credit facility.

We intend to borrow under the unsecured revolving credit facility from time to time for general corporate purposes, to fund potential acquisitions, to finance development and redevelopment expenditures and to potentially repay long-term debt.

Shelf Registration Statement

As discussed above under “—Liquidity and Capital Resources of the Company,” the Company is a well-known seasoned issuer and the Company and the Operating Partnership have an effective shelf registration statement that provides for the public offering and sale from time to time by the Company of its preferred stock, common stock, depository shares and guarantees of debt securities and by the Operating Partnership of its debt securities, in each case in unlimited amounts. The Company evaluates the capital markets on an ongoing basis for opportunities to raise capital, and, as circumstances warrant, the Company and the Operating Partnership may issue securities of all of these types in one or more offerings at any time and from time to time on an opportunistic basis, depending upon, among other things, market conditions, available pricing and capital needs. When the Company receives proceeds from the sales of its preferred or common stock, it generally contributes the net proceeds from those sales to the Operating Partnership in exchange for corresponding preferred or common partnership units of the Operating Partnership. The Operating Partnership may use these proceeds and proceeds from the sale of its debt securities to repay debt, including borrowings under its revolving credit facility, to develop new or existing properties, to make acquisitions of properties or portfolios of properties, or for general corporate purposes.

Exchangeable Notes, Unsecured Debt, and Secured Debt

The aggregate principal amount of our 4.25% Exchangeable Notes, unsecured debt, and secured debt of the Operating Partnership outstanding as of June 30, 2014 was as follows:

Aggregate Principal Amount Outstanding
(in thousands)
Unsecured Revolving Credit Facility	$90,000
Unsecured Term Loan Facility	150,000
4.25% Exchangeable Notes due 2014 (1)(2)	172,500
Unsecured Senior Notes due 2014	83,000
Unsecured Senior Notes due 2015 (1)	325,000
Unsecured Senior Notes due 2018 (1)	325,000
Unsecured Senior Notes due 2020 (1)	250,000
Unsecured Senior Notes due 2023 (1)	300,000
Secured Debt (1)	541,009
Total Exchangeable Notes, Unsecured Debt, and Secured Debt	$2,236,509
________________________

(1)
Represents gross aggregate principal amount before the effect of the unamortized discounts and premiums as of June 30, 2014. The aggregate net unamortized premiums totaled approximately $8.9 million as of June 30, 2014.

(2)
During the three months ended June 30, 2014, the Company received notices for exchange for $37.0 million aggregate principal amount of the 4.25% Exchangeable Notes, $27.7 million which settled in July 2014 and $9.3 million which will settle in August 2014. The 4.25% Exchangeable Notes mature in November 2014. (see Note 5 in our notes to consolidated financial statements).

Debt Composition

The composition of the Operating Partnership’s aggregate debt balances between secured and unsecured and fixed-rate and variable-rate debt as of June 30, 2014 and December 31, 2013 was as follows:

	Percentage of Total Debt		Weighted Average Interest Rate
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Secured vs. unsecured(1):
Unsecured	75.8%	75.1%	4.5%	4.6%
Secured	24.2%	24.9%	5.2%	5.2%
Variable-rate vs. fixed-rate(1):
Variable-rate	10.7%	8.9%	1.5%	1.9%
Fixed-rate	89.3%	91.1%	5.0%	5.0%
Stated rate(1)			4.7%	4.8%
GAAP effective rate(2)			4.7%	4.8%
GAAP effective rate including debt issuance costs			5.0%	5.1%
________________________

(1)	Excludes the impact of the amortization of any debt discounts/premiums.

(2)	Includes the impact of the amortization of any debt discounts/premiums, excluding debt issuance costs.

Liquidity Uses

Contractual Obligations

The following table provides information with respect to our contractual obligations as of June 30, 2014. The table: (i) indicates the maturities and scheduled principal repayments of our secured debt, 4.25% Exchangeable Notes and unsecured debt; (ii) indicates the scheduled interest payments of our fixed-rate and variable-rate debt as of June 30, 2014; (iii) provides information about the minimum commitments due in connection with our ground lease obligations and other lease and contractual commitments; and (iv) provides estimated redevelopment and development commitments as of June 30, 2014. Note that the table does not reflect our available debt maturity extension options and reflects gross aggregate principal amounts before the effect of unamortized discounts/premiums.

	Payment Due by Period
	Remainder of 2014	2015-2016	2017-2018	After 2019	Total
	(in thousands)
Principal payments: secured debt (1)	$4,985	$169,535	$198,476	$168,013	$541,009
Principal payments: 4.25% Exchangeable Notes (2)	172,500	—	—	—	172,500
Principal payments: unsecured debt (3)	83,000	325,000	325,000	790,000	1,523,000
Interest payments: fixed-rate debt (4)	46,567	147,748	104,291	106,191	404,797
Interest payments: variable-rate debt (5)	1,180	4,680	4,680	1,160	11,700
Interest payments: unsecured revolving credit facility (6)	640	2,538	2,538	629	6,345
Ground lease obligations (7)	1,548	6,190	6,190	156,912	170,840
Lease and contractual commitments (8)	68,155	2,472	171	—	70,798
Redevelopment and development commitments (9)	213,000	352,000	—	—	565,000
Total	$591,575	$1,010,163	$641,346	$1,222,905	$3,465,989
________________________

(1)	Represents gross aggregate principal amount before the effect of the unamortized premium of approximately $12.4 million as of June 30, 2014.

(2)	Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $1.8 million as of June 30, 2014.

(3)	Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $1.7 million as of June 30, 2014.

(4)
As of June 30, 2014, 89.3% of our debt was contractually fixed. The information in the table above reflects our projected interest rate obligations for these fixed-rate payments based on the contractual interest rates, interest payment dates and scheduled maturity dates.

(5)
As of June 30, 2014, 6.7% of our debt bore interest at variable rates which was incurred under the term loan facility. The variable interest rate payments are based on LIBOR plus a spread of 1.400% as of June 30, 2014. The information in the table above reflects our projected interest rate obligations for these variable-rate payments based on outstanding principal balances as of June 30, 2014, the scheduled interest payment dates and the contractual maturity dates.

(6)
As of June 30, 2014, 4.0% of our debt bore interest at variable rates which was incurred under the unsecured revolving credit facility. The variable interest rate payments are based on LIBOR plus a spread of 1.250% as of June 30, 2014. The information in the table above reflects our projected interest rate obligations for these variable-rate payments based on outstanding principal balances as of June 30, 2014, the scheduled interest payment dates and the contractual maturity dates.

(7)	Reflects minimum lease payments through the contractual lease expiration date before the impact of extension options.

(8)	Amounts represent commitments under signed leases and contracts for operating properties, excluding tenant-funded tenant improvements. The timing of these expenditures may fluctuate.

(9)
Amounts represent commitments under signed leases for pre-leased development projects and contractual commitments for projects under construction as of June 30, 2014. The timing of these expenditures may fluctuate based on the ultimate progress of construction. We may start additional construction in 2014.

Other Liquidity Uses

Debt Maturities

As of June 30, 2014, our Series B unsecured senior notes with an aggregate principal balance of $83.0 million is scheduled to mature in August 2014 and our 4.25% Exchangeable Notes with an aggregate principal balance of $172.5 million are scheduled to mature in November 2014. We believe our conservative leverage and staggered debt maturities provide us with financial flexibility and enhances our ability to obtain additional sources of liquidity if necessary, and, therefore, we believe we are well-positioned to refinance or repay maturing debt and to pursue our strategy of seeking attractive acquisition opportunities, which we may finance, as necessary, with future public and private issuances of debt and equity securities. Furthermore, as of June 30, 2014, we had $510.0 million availability under our $600.0 million bank line to refinance any short term maturities, including the maturing debt noted above.

Potential Future Acquisitions

In 2014, we acquired one office building and one undeveloped land site for approximately $201.1 million in cash. In 2013, we acquired four buildings and two undeveloped land sites for approximately $305.5 million in cash. These transactions were funded through various capital raising activities and, in selected instances, the assumption of existing indebtedness. We expect to continue to monitor our target markets and to pursue the acquisition of value add office properties and development and redevelopment opportunities that add immediate Net Operating Income to our portfolio or play a strategic role in our future growth.

Development and Redevelopment Opportunities

As of June 30, 2014, we had six development projects under construction. These projects have a total estimated investment of approximately $1.5 billion, of which we have incurred approximately $800.0 million and committed an additional $565.0 million as of June 30, 2014. In addition, we currently have additional development projects that we may commence construction on in 2014. This total estimated investment is based on market conditions and our anticipation of project approvals. Actual costs could vary depending on changes in circumstances. Ultimate timing of these expenditures may fluctuate given the ultimate progress and leasing status of the projects.

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

Debt Covenants

The unsecured revolving credit facility, secured term loan facility, unsecured senior notes and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key existing financial covenants and their covenant levels include:

Unsecured Credit Facility and Term Loan Facility (as defined in the applicable Credit Agreements):	Covenant Level	Actual Performance as of June 30, 2014
Total debt to total asset value	less than 60%	32%
Fixed charge coverage ratio	greater than 1.5x	2.4x
Unsecured debt ratio	greater than 1.67x	2.85x
Unencumbered asset pool debt service coverage (1)	greater than 1.75x	3.29x

Unsecured Senior Notes due 2015, 2018, 2020 and 2023 (as defined in the applicable Indentures):
Total debt to total asset value	less than 60%	38%
Interest coverage	greater than 1.5x	4.7x
Secured debt to total asset value	less than 40%	9%
Unencumbered asset pool value to unsecured debt	greater than 150%	280%
________________________

(1)	The unencumbered asset pool debt service coverage has been updated to reflect the amended terms of the unsecured credit facility and term loan facility.

For additional information regarding how the foregoing percentages and ratios are calculated under these covenants, and for the definitions of some of the terms used in the foregoing table, please see the revolving credit facility and term loan facility that we have filed with the SEC and the indenture and related officers’ certificates and forms of senior notes that we have filed with the SEC. The Operating Partnership was in compliance with all of its debt covenants as of June 30, 2014. Our current expectation is that the Operating Partnership will continue to meet the requirements of its debt covenants in both the short and long term. However, in the event of a renewed economic slowdown or continued volatility in the credit markets, there is no certainty that the Operating Partnership will be able to continue to satisfy all of the covenant requirements.

Consolidated Historical Cash Flow Summary

The following summary discussion of our consolidated historical cash flow is based on the consolidated statements of cash flows in Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow for the periods presented below. The cash flow amounts shown below include the activities of discontinued operations. Our historical cash flow activity for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 is as follows:

	Six Months Ended June 30,
	2014	2013	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$106,862	$107,004	$(142)	(0.1)%
Net cash used in investing activities	(121,864)	(20,622)	(101,242)	490.9%
Net cash provided by financing activities	4,196	4,741	(545)	(11.5)%

Operating Activities

Our cash flows from operating activities depend on numerous factors including the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, the level of operating expenses, the impact of property acquisitions and related financing activities, and other general and administrative costs. Our net cash from operating activities decreased by $0.1 million, or 0.1%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily as a result of timing differences of the payment of accounts payable, accrued expenses and other liabilities. See additional information under the caption “—Results of Operations.”

Investing Activities

Our cash flows from investing activities is generally used to fund property, development and redevelopment acquisitions, recurring and nonrecurring capital expenditures for our operating properties, and development and redevelopment projects, net of proceeds received from property dispositions. Our net cash used in investing activities increased by $101.2 million, or 490.9%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily as a result of the increase in cash paid for acquisitions and expenditures at our operating properties and development and redevelopment properties as compared to the prior year, partially offset by proceeds received from the disposition of twelve properties located in San Diego in the first quarter of 2014.

Financing Activities

Our cash flows from financing activities is principally impacted by our capital raising activities, net of dividends and distributions paid to common and preferred security holders. Net cash provided by financing activities decreased by $0.5 million, or 11.5%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Off-Balance Sheet Arrangements

As of June 30, 2014 and as of the date this report was filed, we did not have any off-balance sheet transactions, arrangements or obligations, including contingent obligations.

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

The following table presents our FFO for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Net income available to common stockholders	$27,228	$6,633	$123,760	$5,730
Adjustments:
Net income attributable to noncontrolling common units of the Operating Partnership	603	157	2,690	135
Depreciation and amortization of real estate assets	50,165	48,787	98,882	98,798
Gains on dispositions of discontinued operations	(14,689)	(423)	(104,804)	(423)
Funds From Operations(1)(2)	$63,307	$55,154	$120,528	$104,240
________________________

(1)	Reported amounts are attributable to common stockholders and common unitholders.

(2)
FFO includes amortization of deferred revenue related to tenant-funded tenant improvements of $2.7 million and $2.5 million for the three months ended June 30, 2014 and 2013, respectively, and $5.0 million and $5.0 million for the six months ended June 30, 2014 and 2013, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk we face is interest rate risk. We seek to mitigate this risk by following established risk management policies and procedures. These policies include maintaining prudent amounts of debt, including a greater amount of fixed-rate debt as compared to variable-rate debt in our portfolio, and may include the periodic use of derivative instruments. As of June 30, 2014 and December 31, 2013, we did not have any interest-rate sensitive derivative assets or liabilities.

Information about our changes in interest rate risk exposures from December 31, 2013 to June 30, 2014 is incorporated herein by reference from “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Operating Partnership.”

Market Risk

As of June 30, 2014, approximately 10.7% of our total outstanding debt of $2.2 billion was subject to variable interest rates. The remaining 89.3% bore interest at fixed rates. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes.

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

We generally determine the fair value of our secured debt, unsecured revolving credit facility, and unsecured term loan facility by performing discounted cash flow analyses using an appropriate market discount rate. We calculate the market rate by obtaining period-end treasury rates for maturities that correspond to the maturities of our fixed-rate debt and then adding an appropriate credit spread based on information obtained from third-party financial institutions. We calculate the market rate of our revolving credit facility and unsecured term loan facility by obtaining the period-end LIBOR rate and then adding an appropriate credit spread based on information obtained from third-party financial institutions. These credit spreads take into account factors, including but not limited to, our credit profile, the tenure of the debt, amortization period, whether the debt is secured or unsecured, and the loan-to-value ratio of the debt to the collateral. These calculations are significantly affected by the assumptions used, including the discount rate, credit spreads, and estimates of future cash flow. We determine the fair value of the liability component of our 4.25% Exchangeable Notes by performing discounted cash flow analyses using an appropriate market interest rate based upon spreads for our publicly traded debt. We determine the fair value of each of our publicly traded unsecured senior notes based on their quoted trading price at the end of the reporting period.

As of June 30, 2014, the total outstanding balance of our variable-rate debt was comprised of borrowings on our revolving credit facility of $90.0 million which was indexed to LIBOR plus a spread of 1.25% (weighted average interest rate of 1.41%) and borrowings on our unsecured term loan facility of $150.0 million, which was indexed to LIBOR plus a spread of 1.400% (weighted average interest rate of 1.56%). As of December 31, 2013, the total outstanding balance of our variable-rate debt was comprised of borrowings on our revolving credit facility of $45.0 million and borrowings on our unsecured term loan facility of $150.0 million, which were indexed to LIBOR plus a spread of 1.45% (weighted average interest rate of 1.62%) and 1.750% (weighted average interest rate of 1.92%), respectively. Assuming no changes in the outstanding balance of our existing variable-rate debt as of June 30, 2014, a 100 basis point increase in the LIBOR rate would increase our projected annual interest expense, before the effect of capitalization, by approximately $2.4 million. Comparatively, if interest rates were 100 basis points higher as of December 31, 2013, our projected annual interest expense, before the effect of capitalization, would have been $2.0 million higher.

The total carrying value of our fixed-rate debt, including our 4.25% Exchangeable Notes, was approximately $2.0 billion as of June 30, 2014 and December 31, 2013. The total estimated fair value of our fixed-rate debt was approximately $2.1 billion as of June 30, 2014 and December 31, 2013. For sensitivity purposes, a 100 basis point increase in the discount rate equates to a decrease in the total fair value of our fixed-rate debt of approximately $73.2 million, or 3.5%, as of June 30, 2014. Comparatively, a 100 basis point increase in the discount rate equates to a decrease in the total fair value of our fixed-rate debt of approximately $85.1 million, or 4.0%, as of December 31, 2013.

See Note 11 to our consolidated financial statements included in this report for additional information on the fair value of our financial assets and liabilities as of June 30, 2014 and December 31, 2013.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2014, the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, that disclosure controls and procedures were effective at the reasonable assurance level.

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

As required by SEC Rule 13a-15(b), the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2014, the end of the period covered by this report. Based on the foregoing, the Operating Partnership’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, that disclosure controls and procedures were effective at the reasonable assurance level.

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

We and our properties are subject to routine litigation incidental to our business. These matters are generally covered by insurance. As of June 30, 2014, we are not a defendant in, and our properties are not subject to, any legal proceedings that we believe, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors included in the Company’s and the Operating Partnership’s annual report on Form 10-K/A for the year ended December 31, 2013.

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

3.(ii)1*	Second Amended and Restated Bylaws of Kilroy Realty Corporation, as amended

3.(ii)2*	Seventh Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P. dated as of August 15, 2012, as amended

10.1	Kilroy Realty 2006 Incentive Award Plan (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on May 23, 2014)

10.2*	Amended and Restated Revolving Credit Agreement dated as of June 23, 2014

10.3*	Amended and Restated Guaranty dated as of June 23, 2014

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty Corporation

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty Corporation

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty, L.P.

31.4*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty, L.P.

32.1*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty Corporation

32.2*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty Corporation

32.3*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty, L.P.

32.4*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty, L.P.

101.1
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to the Consolidated Financial Statements (unaudited).(1)

_______________

*	Filed herewith

(1)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 29, 2014.

KILROY REALTY CORPORATION

By:	/s/ John B. Kilroy, Jr.
John B. Kilroy, Jr. President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Tyler H. Rose
Tyler H. Rose Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Heidi R. Roth
Heidi R. Roth Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 29, 2014.

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