Form 10-Q
period 2014-09-30
KILROY REALTY CORP; Kilroy Realty, L.P.
filed 2014-10-30
CIK 1025996, 1493976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Kilroy Realty Corporation Yes  ☐     No   ☑
Kilroy Realty, L.P. Yes  ☐     No   ☑
As of October 24, 2014, 83,956,738 shares of Kilroy Realty Corporation common stock, par value $.01 per share, were outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2014 of Kilroy Realty Corporation and Kilroy Realty, L.P. Unless stated otherwise or the context otherwise requires, references to “Kilroy Realty Corporation” or the “Company,” “we,” “our,” and “us” mean Kilroy Realty Corporation, a Maryland corporation, and its controlled and consolidated subsidiaries, and references to “Kilroy Realty, L.P.” or the “Operating Partnership” mean Kilroy Realty, L.P., a Delaware limited partnership, and its controlled and consolidated subsidiaries.
The Company is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of September 30, 2014, the Company owned an approximate 97.9% common general partnership interest in the Operating Partnership. The remaining approximate 2.1% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of the Company. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings and cause changes in its line of business, capital structure and distribution policies.
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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
QUARTERLY REPORT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY CORPORATION

KILROY REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share data)

	September 30, 2014	December 31, 2013
ASSETS
REAL ESTATE ASSETS:
Land and improvements (Note 2)	$757,036	$657,491
Buildings and improvements (Note 2)	3,882,015	3,590,699
Undeveloped land and construction in progress (Note 2)	1,112,046	1,016,757
Total real estate assets held for investment	5,751,097	5,264,947
Accumulated depreciation and amortization	(912,623)	(818,957)
Total real estate assets held for investment, net ($98,121 and $234,532 of VIE, respectively, Note 1)	4,838,474	4,445,990
REAL ESTATE ASSETS AND OTHER ASSETS HELD FOR SALE, NET (Note 13)	49,815	213,100
CASH AND CASH EQUIVALENTS	200,431	35,377
RESTRICTED CASH (Notes 1 and 13)	17,487	49,780
MARKETABLE SECURITIES (Note 11)	12,076	10,008
CURRENT RECEIVABLES, NET (Note 4)	6,443	10,743
DEFERRED RENT RECEIVABLES, NET (Note 4)	139,910	127,123
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Notes 2 and 3)	183,057	186,622
DEFERRED FINANCING COSTS, NET	19,373	16,502
PREPAID EXPENSES AND OTHER ASSETS, NET	20,398	15,783
TOTAL ASSETS	$5,487,464	$5,111,028
LIABILITIES AND EQUITY
LIABILITIES:
Secured debt (Notes 5 and 11)	$549,896	$560,434
Exchangeable senior notes, net (Notes 5 and 11)	135,049	168,372
Unsecured debt, net (Notes 5 and 11)	1,743,962	1,431,132
Unsecured line of credit (Notes 5 and 11)	—	45,000
Accounts payable, accrued expenses and other liabilities	243,602	198,467
Accrued distributions (Note 16)	31,897	31,490
Deferred revenue and acquisition-related intangible liabilities, net (Notes 2 and 3)	114,504	101,286
Rents received in advance and tenant security deposits	45,086	44,240
Liabilities of real estate assets held for sale (Note 13)	3,099	14,447
Total liabilities	2,867,095	2,594,868
COMMITMENTS AND CONTINGENCIES (Note 10)
EQUITY:
Stockholders’ Equity (Note 7):
Preferred stock, $.01 par value, 30,000,000 shares authorized:
6.875% Series G Cumulative Redeemable Preferred stock, $.01 par value, 4,600,000 shares authorized, 4,000,000 shares issued and outstanding ($100,000 liquidation preference)	96,155	96,155
6.375% Series H Cumulative Redeemable Preferred stock, $.01 par value, 4,000,000 shares authorized, issued and outstanding ($100,000 liquidation preference)	96,256	96,256
Common stock, $.01 par value, 150,000,000 shares authorized, 83,388,220 and 82,153,944 shares issued and outstanding, respectively	834	822
Additional paid-in capital	2,530,282	2,478,975
Distributions in excess of earnings	(159,799)	(210,896)
Total stockholders’ equity	2,563,728	2,461,312
Noncontrolling Interests:
Common units of the Operating Partnership (Note 6)	51,419	49,963
Noncontrolling interest in consolidated subsidiary (Notes 1 and 6)	5,222	4,885
Total noncontrolling interests	56,641	54,848
Total equity	2,620,369	2,516,160
TOTAL LIABILITIES AND EQUITY	$5,487,464	$5,111,028
See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUES
Rental income	$115,221	$103,354	$338,911	$303,573
Tenant reimbursements	11,346	9,583	33,399	28,350
Other property income (Note 12)	2,457	608	7,650	6,584
Total revenues	129,024	113,545	379,960	338,507
EXPENSES
Property expenses	25,801	24,470	75,448	69,895
Real estate taxes	11,008	10,088	32,728	29,129
Provision for bad debts	58	101	58	196
Ground leases	771	929	2,306	2,665
General and administrative expenses	11,138	10,226	33,806	29,750
Acquisition-related expenses	431	568	1,268	1,387
Depreciation and amortization	50,032	45,804	148,647	138,652
Total expenses	99,239	92,186	294,261	271,674
OTHER (EXPENSES) INCOME
Interest income and other net investment gains/(losses) (Note 11)	(9)	673	587	1,084
Interest expense (Note 5)	(16,608)	(18,853)	(49,880)	(58,021)
Total other (expenses) income	(16,617)	(18,180)	(49,293)	(56,937)
INCOME FROM CONTINUING OPERATIONS BEFORE GAIN ON SALE OF LAND	13,168	3,179	36,406	9,896
Gain on sale of land (Note 13)	—	—	3,490	—
INCOME FROM CONTINUING OPERATIONS	13,168	3,179	39,896	9,896
DISCONTINUED OPERATIONS (Note 13)
Income from discontinued operations	548	5,848	2,091	11,199
Gains on dispositions of discontinued operations	5,587	—	110,391	423
Total income from discontinued operations	6,135	5,848	112,482	11,622
NET INCOME	19,303	9,027	152,378	21,518
Net income attributable to noncontrolling common units of the Operating Partnership	(321)	(131)	(3,011)	(266)
NET INCOME ATTRIBUTABLE TO KILROY REALTY CORPORATION	18,982	8,896	149,367	21,252
PREFERRED DIVIDENDS	(3,313)	(3,312)	(9,938)	(9,938)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$15,669	$5,584	$139,429	$11,314
Income (loss) from continuing operations available to common stockholders per common share – basic (Note 14)	$0.11	$0.00	$0.34	$(0.02)
Income (loss) from continuing operations available to common stockholders per common share – diluted (Note 14)	$0.11	$0.00	$0.33	$(0.02)
Net income available to common stockholders per share – basic (Note 14)	$0.18	$0.07	$1.67	$0.13
Net income available to common stockholders per share – diluted (Note 14)	$0.18	$0.07	$1.63	$0.13
Weighted average common shares outstanding – basic (Note 14)	83,161,323	76,768,893	82,525,033	75,750,822
Weighted average common shares outstanding – diluted (Note 14)	85,110,456	76,768,893	84,622,622	75,750,822
Dividends declared per common share	$0.35	$0.35	$1.05	$1.05

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share and per share/unit data)

		Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AS OF DECEMBER 31, 2012	$192,411	74,926,981	$749	$2,126,005	$(129,535)	$2,189,630	$46,303	$2,235,933
Net income					21,252	21,252	266	21,518
Issuance of common stock		7,215,838	72	349,879		349,951		349,951
Issuance of share-based compensation awards		—		1,075		1,075		1,075
Noncash amortization of share-based compensation				7,096		7,096		7,096
Repurchase of common stock and restricted stock units		(34,164)		(1,803)		(1,803)		(1,803)
Settlement of restricted stock units for shares of common stock		4,363		(10)		(10)		(10)
Exercise of stock options, net		473		128		128		128
Adjustment for noncontrolling interest				(5,946)		(5,946)	5,946	—
Contribution by noncontrolling interest in consolidated subsidiary							4,885	4,885
Preferred dividends					(9,938)	(9,938)		(9,938)
Dividends declared per common share and common unit ($1.05 per share/unit)					(82,827)	(82,827)	(1,914)	(84,741)
BALANCE AS OF SEPTEMBER 30, 2013	$192,411	82,113,491	$821	$2,476,424	$(201,048)	$2,468,608	$55,486	$2,524,094

		Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AS OF DECEMBER 31, 2013	$192,411	82,153,944	$822	$2,478,975	$(210,896)	$2,461,312	$54,848	$2,516,160
Net income					149,367	149,367	3,011	152,378
Issuance of common stock (Note 7)		370,700	4	22,132		22,136		22,136
Issuance of share-based compensation awards		—		1,281		1,281		1,281
Noncash amortization of share-based compensation				10,345		10,345		10,345
Exercise of stock options (Note 9)		482,000	4	20,533		20,537		20,537
Repurchase of common stock, stock options and restricted stock units		(48,017)		(2,861)		(2,861)		(2,861)
Settlement of restricted stock units for shares of common stock		108,529		—		—		—
Common shares issued in connection with early exchange of 4.25% Exchangeable Senior Notes (Note 5)		431,270	4	219		223		223
Common shares received in connection with capped call option transactions (Note 5)		(111,206)				—		—
Exchange of common units of the Operating Partnership		1,000		28		28	(28)	—
Adjustment for noncontrolling interest				(370)		(370)	370	—
Contribution by noncontrolling interest in consolidated subsidiary							336	336
Preferred dividends					(9,938)	(9,938)		(9,938)
Dividends declared per common share and common unit ($1.05 per share/unit)					(88,332)	(88,332)	(1,896)	(90,228)
BALANCE AS OF SEPTEMBER 30, 2014	$192,411	83,388,220	$834	$2,530,282	$(159,799)	$2,563,728	$56,641	$2,620,369

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$152,378	$21,518
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of building and improvements and leasing costs	148,878	148,982
Increase in provision for bad debts	58	196
Depreciation of furniture, fixtures and equipment	1,731	1,363
Noncash amortization of share-based compensation awards	8,817	6,454
Noncash amortization of deferred financing costs and debt discounts and premiums	3,563	4,047
Noncash amortization of net below market rents (Note 3)	(6,216)	(6,015)
Gains on dispositions of discontinued operations (Note 13)	(110,391)	(423)
Gain on sale of land (Note 13)	(3,490)	—
Noncash amortization of deferred revenue related to tenant-funded tenant improvements	(7,695)	(7,585)
Straight-line rents	(15,245)	(18,188)
Net change in other operating assets	(795)	(6,435)
Net change in other operating liabilities	25,671	42,844
Insurance proceeds received for property damage	—	(448)
Net cash provided by operating activities	197,264	186,310
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for acquisition of operating properties (Note 2)	(106,125)	(202,682)
Expenditures for operating properties	(93,977)	(83,991)
Expenditures for development and redevelopment properties and undeveloped land	(292,803)	(222,192)
Expenditures for acquisition of development and redevelopment properties (Note 2)	(97,727)	(13,269)
Net proceeds received from dispositions of operating properties and land (Note 13)	368,381	14,409
Insurance proceeds received from property damage	—	448
Decrease (increase) in acquisition-related deposits	1,000	(4,000)
Decrease in restricted cash (Notes 1 and 13)	32,293	229,613
Net cash used in investing activities	(188,958)	(281,664)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock (Note 7)	22,136	349,951
Borrowings on unsecured line of credit	365,000	10,000
Repayments on unsecured line of credit	(410,000)	(195,000)
Principal payments on secured debt	(7,315)	(91,298)
Proceeds from the issuance of unsecured debt (Note 5)	395,528	299,901
Repayments of unsecured debt (Note 5)	(83,000)	—
Repayments for early redemption of exchangeable senior notes (Note 5)	(37,092)	—
Financing costs	(8,043)	(3,975)
Repurchase of common stock and restricted stock units	(2,861)	(1,813)
Proceeds from exercise of stock options (Note 9)	20,537	128
Contributions from noncontrolling interests in consolidated subsidiary	336	—
Dividends and distributions paid to common stockholders and common unitholders	(88,540)	(82,152)
Dividends and distributions paid to preferred stockholders and preferred unitholders	(9,938)	(9,938)
Net cash provided by financing activities	156,748	275,804
Net increase in cash and cash equivalents	165,054	180,450
Cash and cash equivalents, beginning of period	35,377	16,700
Cash and cash equivalents, end of period	$200,431	$197,150

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2014	2013
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $33,533 and $23,573 as of September 30, 2014 and 2013, respectively	$42,633	$47,107
NONCASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$92,693	$79,866
Tenant improvements funded directly by tenants	$23,069	$5,750
Assumption of other assets and liabilities in connection with operating and development property acquisitions, net	$2,300	$422
Contribution of land, net of related liabilities, by noncontrolling interest to consolidated subsidiary	$—	$4,885
Assumption of secured debt in connection with property acquisitions	$—	$95,496
NONCASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders	$30,258	$29,378
Accrual of dividends and distributions payable to preferred stockholders and preferred unitholders	$1,656	$1,692
Fair value of share-based compensation awards at equity classification date (Note 9)	$18,111	$10,347
Exchange of common units of the Operating Partnership into shares of the Company’s common stock	$28	$—

See accompanying notes to consolidated financial statements.

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY, L.P.

KILROY REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except unit data)

	September 30, 2014	December 31, 2013
ASSETS
REAL ESTATE ASSETS:
Land and improvements (Note 2)	$757,036	$657,491
Buildings and improvements (Note 2)	3,882,015	3,590,699
Undeveloped land and construction in progress (Note 2)	1,112,046	1,016,757
Total real estate assets held for investment	5,751,097	5,264,947
Accumulated depreciation and amortization	(912,623)	(818,957)
Total real estate assets held for investment, net ($98,121 and $234,532 of VIE, respectively, Note 1)	4,838,474	4,445,990
REAL ESTATE ASSETS AND OTHER ASSETS HELD FOR SALE, NET (Note 13)	49,815	213,100
CASH AND CASH EQUIVALENTS	200,431	35,377
RESTRICTED CASH (Notes 1 and 13)	17,487	49,780
MARKETABLE SECURITIES (Note 11)	12,076	10,008
CURRENT RECEIVABLES, NET (Note 4)	6,443	10,743
DEFERRED RENT RECEIVABLES, NET (Note 4)	139,910	127,123
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Notes 2 and 3)	183,057	186,622
DEFERRED FINANCING COSTS, NET	19,373	16,502
PREPAID EXPENSES AND OTHER ASSETS, NET	20,398	15,783
TOTAL ASSETS	$5,487,464	$5,111,028
LIABILITIES AND CAPITAL
LIABILITIES:
Secured debt (Notes 5 and 11)	$549,896	$560,434
Exchangeable senior notes, net (Notes 5 and 11)	135,049	168,372
Unsecured debt, net (Notes 5 and 11)	1,743,962	1,431,132
Unsecured line of credit (Notes 5 and 11)	—	45,000
Accounts payable, accrued expenses and other liabilities	243,602	198,467
Accrued distributions (Note 16)	31,897	31,490
Deferred revenue and acquisition-related intangible liabilities, net (Notes 2 and 3)	114,504	101,286
Rents received in advance and tenant security deposits	45,086	44,240
Liabilities of real estate assets held for sale (Note 13)	3,099	14,447
Total liabilities	2,867,095	2,594,868
COMMITMENTS AND CONTINGENCIES (Note 10)
CAPITAL:
Partners’ Capital (Note 8):
6.875% Series G Cumulative Redeemable Preferred units, 4,000,000 units issued and outstanding ($100,000 liquidation preference)	96,155	96,155
6.375% Series H Cumulative Redeemable Preferred units, 4,000,000 units issued and outstanding ($100,000 liquidation preference)	96,256	96,256
Common units, 83,388,220 and 82,153,944 held by the general partner and 1,804,200 and 1,805,200 held by common limited partners issued and outstanding, respectively	2,419,033	2,315,361
Total partners’ capital	2,611,444	2,507,772
Noncontrolling interests in consolidated subsidiaries (Notes 1 and 6)	8,925	8,388
Total capital	2,620,369	2,516,160
TOTAL LIABILITIES AND CAPITAL	$5,487,464	$5,111,028

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUES
Rental income	$115,221	$103,354	$338,911	$303,573
Tenant reimbursements	11,346	9,583	33,399	28,350
Other property income (Note 12)	2,457	608	7,650	6,584
Total revenues	129,024	113,545	379,960	338,507
EXPENSES
Property expenses	25,801	24,470	75,448	69,895
Real estate taxes	11,008	10,088	32,728	29,129
Provision for bad debts	58	101	58	196
Ground leases	771	929	2,306	2,665
General and administrative expenses	11,138	10,226	33,806	29,750
Acquisition-related expenses	431	568	1,268	1,387
Depreciation and amortization	50,032	45,804	148,647	138,652
Total expenses	99,239	92,186	294,261	271,674
OTHER (EXPENSES) INCOME
Interest income and other net investment gains/(losses) (Note 11)	(9)	673	587	1,084
Interest expense (Note 5)	(16,608)	(18,853)	(49,880)	(58,021)
Total other (expenses) income	(16,617)	(18,180)	(49,293)	(56,937)
INCOME FROM CONTINUING OPERATIONS BEFORE GAIN ON SALE OF LAND	13,168	3,179	36,406	9,896
Gain on sale of land (Note 13)	—	—	3,490	—
INCOME FROM CONTINUING OPERATIONS	13,168	3,179	39,896	9,896
DISCONTINUED OPERATIONS (Note 13)
Income from discontinued operations	548	5,848	2,091	11,199
Gains on dispositions of discontinued operations	5,587	—	110,391	423
Total income from discontinued operations	6,135	5,848	112,482	11,622
NET INCOME	19,303	9,027	152,378	21,518
Net income attributable to noncontrolling interests in consolidated subsidiaries	(59)	(47)	(201)	(178)
NET INCOME ATTRIBUTABLE TO KILROY REALTY, L.P.	19,244	8,980	152,177	21,340
PREFERRED DISTRIBUTIONS	(3,313)	(3,312)	(9,938)	(9,938)
NET INCOME AVAILABLE TO COMMON UNITHOLDERS	$15,931	$5,668	$142,239	$11,402
Income (loss) from continuing operations available to common unitholders per unit – basic (Note 15)	$0.11	$0.00	$0.34	$(0.02)
Income (loss) from continuing operations available to common unitholders per unit – diluted (Note 15)	$0.11	$0.00	$0.33	$(0.02)
Net income available to common unitholders per unit – basic (Note 15)	$0.18	$0.07	$1.67	$0.13
Net income available to common unitholders per unit – diluted (Note 15)	$0.18	$0.07	$1.63	$0.13
Weighted average common units outstanding – basic (Note 15)	84,965,523	78,590,396	84,329,317	77,574,907
Weighted average common units outstanding – diluted (Note 15)	86,914,656	78,590,396	86,426,906	77,574,907
Dividends declared per common unit	$0.35	$0.35	$1.05	$1.05

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(Unaudited; in thousands, except unit and per unit data)

	Partners’ Capital			Total Partners’ Capital	Noncontrolling Interests in Consolidated Subsidiaries
	Preferred Units	Number of Common Units	Common Units			Total Capital
BALANCE AS OF DECEMBER 31, 2012	$192,411	76,753,484	$2,040,243	$2,232,654	$3,279	$2,235,933
Net income			21,340	21,340	178	21,518
Issuance of common units		7,210,838	349,951	349,951		349,951
Issuance of share-based compensation awards		—	1,075	1,075		1,075
Noncash amortization of share-based compensation			7,096	7,096		7,096
Repurchase of common units and restricted stock units		(34,164)	(1,803)	(1,803)		(1,803)
Settlement of restricted stock units		4,363	(10)	(10)		(10)
Exercise of stock options, net		473	128	128		128
Contribution by noncontrolling interest in consolidated subsidiary				—	4,885	4,885
Preferred distributions			(9,938)	(9,938)		(9,938)
Distributions declared per common unit ($1.05 per unit)			(84,741)	(84,741)		(84,741)
BALANCE AS OF SEPTEMBER 30, 2013	$192,411	83,934,994	$2,323,341	$2,515,752	$8,342	$2,524,094

	Partners’ Capital			Total Partners’ Capital	Noncontrolling Interests in Consolidated Subsidiaries
	Preferred Units	Number of Common Units	Common Units			Total Capital
BALANCE AS OF DECEMBER 31, 2013	$192,411	83,959,144	$2,315,361	$2,507,772	$8,388	$2,516,160
Net income			152,177	152,177	201	152,378
Issuance of common units (Note 8)		370,700	22,136	22,136		22,136
Issuance of share-based compensation awards			1,281	1,281		1,281
Noncash amortization of share-based compensation			10,345	10,345		10,345
Exercise of stock options (Note 9)		482,000	20,537	20,537		20,537
Repurchase of common units, stock options and restricted stock units		(48,017)	(2,861)	(2,861)		(2,861)
Settlement of restricted stock units		108,529	—	—		—
Common units issued in connection with early exchange of 4.25% Exchangeable Senior Notes (Note 5)		431,270	223	223		223
Common units received in connection with capped call option transactions (Note 5)		(111,206)		—		—
Contribution by noncontrolling interest in consolidated subsidiary				—	336	336
Preferred distributions			(9,938)	(9,938)		(9,938)
Distributions declared per common unit ($1.05 per unit)			(90,228)	(90,228)		(90,228)
BALANCE AS OF SEPTEMBER 30, 2014	$192,411	85,192,420	$2,419,033	$2,611,444	$8,925	$2,620,369

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$152,378	$21,518
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of building and improvements and leasing costs	148,878	148,982
Increase in provision for bad debts	58	196
Depreciation of furniture, fixtures and equipment	1,731	1,363
Noncash amortization of share-based compensation awards	8,817	6,454
Noncash amortization of deferred financing costs and debt discounts and premiums	3,563	4,047
Noncash amortization of net below market rents (Note 3)	(6,216)	(6,015)
Gains on dispositions of discontinued operations (Note 13)	(110,391)	(423)
Gain on sale of land (Note 13)	(3,490)	—
Noncash amortization of deferred revenue related to tenant-funded tenant improvements	(7,695)	(7,585)
Straight-line rents	(15,245)	(18,188)
Net change in other operating assets	(795)	(6,435)
Net change in other operating liabilities	25,671	42,844
Insurance proceeds received for property damage	—	(448)
Net cash provided by operating activities	197,264	186,310
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for acquisition of operating properties (Note 2)	(106,125)	(202,682)
Expenditures for operating properties	(93,977)	(83,991)
Expenditures for development and redevelopment properties and undeveloped land	(292,803)	(222,192)
Expenditures for acquisition of development and redevelopment properties (Note 2)	(97,727)	(13,269)
Net proceeds received from dispositions of operating properties and land (Note 13)	368,381	14,409
Insurance proceeds received for property damage	—	448
Decrease (increase) in acquisition-related deposits	1,000	(4,000)
Decrease in restricted cash (Notes 1 and 13)	32,293	229,613
Net cash used in investing activities	(188,958)	(281,664)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common units (Note 8)	22,136	349,951
Borrowings on unsecured line of credit	365,000	10,000
Repayments on unsecured line of credit	(410,000)	(195,000)
Principal payments on secured debt	(7,315)	(91,298)
Proceeds from the issuance of unsecured debt (Note 5)	395,528	299,901
Repayments of unsecured debt (Note 5)	(83,000)	—
Repayments for early redemptions of exchangeable senior notes (Note 5)	(37,092)	—
Financing costs	(8,043)	(3,975)
Repurchase of common units and restricted stock units	(2,861)	(1,813)
Proceeds from exercise of stock options (Note 9)	20,537	128
Contributions from noncontrolling interests in consolidated subsidiary	336	—
Distributions paid to common unitholders	(88,540)	(82,152)
Distributions paid to preferred unitholders	(9,938)	(9,938)
Net cash provided by financing activities	156,748	275,804
Net increase in cash and cash equivalents	165,054	180,450
Cash and cash equivalents, beginning of period	35,377	16,700
Cash and cash equivalents, end of period	$200,431	$197,150

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2014	2013
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $33,533 and $23,573 as of September 30, 2014 and 2013, respectively	$42,633	$47,107
NONCASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$92,693	$79,866
Tenant improvements funded directly by tenants	$23,069	$5,750
Assumption of other assets and liabilities in connection with operating and development property acquisitions, net	$2,300	$422
Contribution of land, net of related liabilities, by noncontrolling interest to consolidated subsidiary	$—	$4,885
Assumption of secured debt in connection with property acquisitions	$—	$95,496
NONCASH FINANCING TRANSACTIONS:
Accrual of distributions payable to common unitholders	$30,258	$29,378
Accrual of distributions payable to preferred unitholders	$1,656	$1,692
Fair value of share-based compensation awards at equity classification date (Note 9)	$18,111	$10,347

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2014 and 2013

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

Our stabilized portfolio of operating properties was comprised of the following office properties at September 30, 2014:

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied
Stabilized Office Properties	105	13,486,006	526	94.1%

Our stabilized portfolio includes all of our properties with the exception of real estate assets held for sale, undeveloped land, development and redevelopment properties currently under construction or committed for construction, and “lease-up” properties. As of September 30, 2014, our stabilized portfolio of operating properties excluded two properties that were classified as held for sale as of that date. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We define “lease-up” properties as properties we recently developed or redeveloped that have not yet reached 95% occupancy and are within one year following cessation of major construction activities. There were no operating properties in “lease-up” as of September 30, 2014. During the third quarter of 2014, we stabilized a development project in the Sunnyvale submarket of San Francisco, California consisting of three office buildings encompassing 587,429 square feet. As a result, this project is now included in our stabilized portfolio as of September 30, 2014.

As of September 30, 2014, the following properties were excluded from our stabilized portfolio:

	Number of Properties/Projects	Estimated Rentable Square Feet
Properties Held for Sale (1)	2	228,788
Development projects under construction (2)(3)	5	2,000,000
_______________

(1)	Includes two properties, one located in Orange, California and the other in the San Rafael submarket of San Francisco, California. For additional information see Note 13.

(2)	Estimated rentable square feet upon completion.

(3)
During the third quarter of 2014, we stabilized a development property in the Sunnyvale submarket of San Francisco, California consisting of three office buildings encompassing 587,429 square feet. As a result, this project is now included in our stabilized portfolio as of September 30, 2014.

As of September 30, 2014, all of our properties and development and redevelopment projects and all of our business was conducted in the state of California with the exception of thirteen office properties located in the state of Washington. All of our properties and development and redevelopment projects are 100% owned, excluding a development project owned by Redwood City Partners, LLC, a consolidated subsidiary (see Note 6).

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of September 30, 2014, the Company owned a 97.9% common general partnership interest in the Operating Partnership. The remaining 2.1% common limited partnership interest in the Operating Partnership as of September 30, 2014 was owned by non-affiliated investors and certain of our executive officers and directors (see Note 6). Both the general and limited common partnership interests in the Operating Partnership are denominated in common units. Generally, the number of common units held by the Company is equivalent to the number of outstanding shares of the Company’s common stock, and the rights of all the common units to quarterly distributions and payments in liquidation mirror those of the Company’s common stockholders. The common limited partners have certain redemption rights as provided in the Operating Partnership’s Seventh Amended and Restated Agreement of Limited Partnership, as amended, the “Partnership Agreement”) (see Note 6).

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

Variable Interest Entities

At September 30, 2014, the consolidated financial statements of the Company and the Operating Partnership included one variable interest entity (“VIE”), in which we were deemed to be the primary beneficiary. The VIE, Redwood City Partners, LLC, was established in the second quarter of 2013 in connection with an undeveloped land acquisition. The impact of consolidating the VIE increased the Company’s total assets, liabilities and noncontrolling interests by approximately $98.5 million (of which $98.1 million related to real estate held for investment on our consolidated balance sheet), approximately $20.1 million and approximately $5.2 million, respectively, as of September 30, 2014. As of December 31, 2013, the consolidated financial statements of the Company and the Operating Partnership included four VIEs, in which we were deemed to be the primary beneficiary. One of the VIEs was Redwood City Partners, LLC and the remaining three VIEs were established during the third and fourth quarter of 2013 to facilitate potential Section 1031 Exchanges. During the three months ended March 31, 2014, the Section 1031 Exchanges were successfully completed and the three VIEs were terminated. As a result, $32.2 million of our restricted cash balance at December 31, 2013, which related to prior period disposition proceeds that were set aside to facilitate the Section 1031 Exchanges, was released from escrow. The impact of consolidating the VIEs increased the Company’s total assets, liabilities and noncontrolling interests by approximately $251.8 million (of which $234.5 million related to real estate held for investment on our consolidated balance sheet), approximately $12.1 million and approximately $4.9 million, respectively, as of December 31, 2013.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2.    Acquisitions

Operating Properties

During the nine months ended September 30, 2014, we acquired the one operating office property listed below, from an unrelated third party. The acquisition was funded with proceeds from 2013 and 2014 dispositions (see Note 13).

Property	Date of Acquisition	Number of Buildings	Rentable Square Feet	Occupancy as of September 30, 2014	Purchase Price (in millions)
401 Terry Avenue North, Seattle, WA	March 13, 2014	1	140,605	100.0%	$106.1

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

Development Project Sites

During the nine months ended September 30, 2014, we acquired one undeveloped land site listed below from an unrelated third party. The acquisition was funded with proceeds from the Company’s at-the-market stock offering program (see Note 7) and disposition proceeds (see Note 13).

Project	Date of Acquisition	Type	Purchase Price (in millions)
Kilroy Mission Bay, San Francisco, CA (1)	May 23, 2014	Land	$95.0
_______________

(1)
In connection with this acquisition, we also assumed $2.3 million in accrued liabilities which are not included in the purchase price above. As of September 30, 2014, the purchase price and assumed liabilities are included in undeveloped land and construction in progress and the assumed liabilities are included in accounts payable, accrued expenses and other liabilities on our consolidated balance sheets.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.    Deferred Leasing Costs and Acquisition-Related Intangible Assets and Liabilities, net

The following table summarizes our deferred leasing costs and acquisition-related intangible assets (acquired value of leasing costs, above-market operating leases, in-place leases and below-market ground lease obligation) and intangible liabilities (acquired value of below-market operating leases and above-market ground lease obligation) as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(in thousands)
Deferred Leasing Costs and Acquisition-Related Intangible Assets, net:
Deferred leasing costs	$196,963	$178,720
Accumulated amortization	(71,911)	(63,246)
Deferred leasing costs, net	125,052	115,474
Above-market operating leases	21,926	27,635
Accumulated amortization	(14,151)	(14,283)
Above-market operating leases, net	7,775	13,352
In-place leases	94,281	100,318
Accumulated amortization	(44,522)	(42,999)
In-place leases, net	49,759	57,319
Below-market ground lease obligation	490	490
Accumulated amortization	(19)	(13)
Below-market ground lease obligation, net	471	477
Total deferred leasing costs and acquisition-related intangible assets, net	$183,057	$186,622
Acquisition-Related Intangible Liabilities, net: (1)
Below-market operating leases	$69,533	$69,385
Accumulated amortization	(31,288)	(25,706)
Below-market operating leases, net	38,245	43,679
Above-market ground lease obligation	6,320	6,320
Accumulated amortization	(298)	(223)
Above-market ground lease obligation, net	6,022	6,097
Total acquisition-related intangible liabilities, net	$44,267	$49,776
_______________

(1)	Included in deferred revenue and acquisition-related intangible liabilities, net in the consolidated balance sheets.

The following table sets forth amortization related to deferred leasing costs and acquisition-related intangibles, including amounts attributable to discontinued operations, for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Deferred leasing costs (1)	$7,132	$6,945	$20,683	$20,882
Above-market operating leases (2)	1,305	1,417	4,230	4,214
In-place leases (1)	5,169	7,677	17,090	22,546
Below-market ground lease obligation (3)	2	2	6	6
Below-market operating leases (4)	(2,940)	(3,355)	(10,054)	(10,229)
Above-market ground lease obligation (5)	(26)	(25)	(76)	(76)
Total	$10,642	$12,661	$31,879	$37,343
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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the estimated annual amortization expense related to deferred leasing costs and acquisition-related intangibles as of September 30, 2014 for future periods:

Year	Deferred Leasing Costs	Above-Market Operating Leases (1)	In-Place Leases	Below-Market Ground Lease Obligation (2)	Below-Market Operating Leases (3)	Above-Market Ground Lease Obligation (4)
	(in thousands)
Remaining 2014	$6,936	$993	$4,274	$2	$(2,851)	$(26)
2015	24,851	2,530	13,131	8	(9,567)	(101)
2016	22,045	1,503	10,080	8	(7,847)	(101)
2017	19,163	1,241	8,440	8	(6,780)	(101)
2018	15,748	831	5,532	8	(5,177)	(101)
Thereafter	36,309	677	8,302	437	(6,023)	(5,592)
Total	$125,052	$7,775	$49,759	$471	$(38,245)	$(6,022)
_______________

(1)	Represents estimated annual amortization related to above-market operating leases. Amounts will be recorded as a decrease to rental income in the consolidated statements of operations.

(2)	Represents estimated annual amortization related to below-market ground lease obligations. Amounts will be recorded as an increase to ground lease expense in the consolidated statements of operations.

(3)	Represents estimated annual amortization related to below-market operating leases. Amounts will be recorded as an increase to rental income in the consolidated statements of operations.

(4)	Represents estimated annual amortization related to above-market ground lease obligations. Amounts will be recorded as a decrease to ground lease expense in the consolidated statements of operations.

4.    Receivables

Current Receivables, net

Current receivables, net is primarily comprised of contractual rents and other lease-related obligations due from tenants. The balance consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014 (1)	December 31, 2013
	(in thousands)
Current receivables	$8,626	$12,866
Allowance for uncollectible tenant receivables	(2,183)	(2,123)
Current receivables, net	$6,443	$10,743
______________

(1)	Excludes current receivables, net related to properties held for sale at September 30, 2014.

Deferred Rent Receivables, net

Deferred rent receivables, net consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014 (1)	December 31, 2013
	(in thousands)
Deferred rent receivables	$141,899	$129,198
Allowance for deferred rent receivables	(1,989)	(2,075)
Deferred rent receivables, net	$139,910	$127,123
______________

(1)	Excludes deferred rent receivables, net related to properties held for sale at September 30, 2014.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.    Secured and Unsecured Debt of the Operating Partnership

Secured Debt

The following table sets forth the composition of our secured debt as of September 30, 2014 and December 31, 2013:

Type of Debt	Annual Stated Interest Rate (1)	GAAP Effective Rate (1)(2)	Maturity Date	September 30, 2014 (3)	December 31, 2013 (3)
				(in thousands)
Mortgage note payable	4.27%	4.27%	February 2018	$131,363	$133,117
Mortgage note payable (4)	4.48%	4.48%	July 2027	97,000	97,000
Mortgage note payable (4)	6.05%	3.50%	June 2019	90,065	92,502
Mortgage note payable	6.51%	6.51%	February 2017	66,907	67,663
Mortgage note payable (4)	5.23%	3.50%	January 2016	53,243	54,570
Mortgage note payable (4)	5.57%	3.25%	February 2016	40,611	41,654
Mortgage note payable (4)	5.09%	3.50%	August 2015	34,446	34,845
Mortgage note payable (4)	4.94%	4.00%	April 2015	26,629	27,641
Mortgage note payable	7.15%	7.15%	May 2017	7,185	8,972
Other	Various	Various	Various	2,447	2,470
Total				$549,896	$560,434
______________

(1)	All interest rates presented are fixed-rate interest rates.

(2)	This represents the rate at which interest expense is recorded for financial reporting purposes, which reflects the amortization of discounts/premiums, excluding debt issuance costs.

(3)	Amounts reported include the amounts of unamortized debt premiums and discounts for the periods presented.

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

4.25% Exchangeable Senior Notes

The table below summarizes the balance and significant terms of the Company’s 4.25% Exchangeable Notes due November 2014 (the “4.25% Exchangeable Notes”) outstanding as of September 30, 2014 and December 31, 2013.

	4.25% Exchangeable Notes
	September 30, 2014	December 31, 2013
	(in thousands)
Principal amount	$135,481	$172,500
Unamortized discount	(432)	(4,128)
Net carrying amount of liability component	$135,049	$168,372
Carrying amount of equity component (1)	$15,578	$19,835
Issuance date	November 2009
Maturity date	November 2014
Stated coupon rate (2)	4.25%
Effective interest rate (3)	7.13%
Exchange rate per $1,000 principal value of the 4.25% Exchangeable Notes, as adjusted (3)	27.8307
Exchange price, as adjusted (4)	$35.93
Number of shares on which the aggregate consideration to be delivered on conversion is determined (4)	3,770,531	4,800,796
_______________

(1)
The $15.6 million carrying amount of the equity component at September 30, 2014 represents the proportionate amount of the initial $19.8 million carrying value of the equity component allocated to the remaining $135.5 million outstanding principal balance of the 4.25% Exchangeable Notes at September 30, 2014.

(2)	Interest on the 4.25% Exchangeable Notes is payable semi-annually in arrears on May 15th and November 15th of each year.

(3)
The rate at which we record interest expense for financial reporting purposes, which reflects the amortization of the discounts on the 4.25% Exchangeable Notes. This rate represents our conventional debt borrowing rate at the date of issuance.

(4)	The exchange rate, exchange price and the number of shares to be delivered upon conversion are subject to adjustment under certain circumstances including increases in our common dividends.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the nine months ended September 30, 2014, the Company settled early exchanges of the 4.25% Exchangeable Notes with an aggregate principal amount of $37.0 million. For these exchanges, the number of shares issued in excess of the exchange value was calculated on a proportionate basis for each day of a 30 trading-day observation following the exchange date. For the exchange settlements, the Company paid the noteholders a total of $37.0 million in cash for the principal amount and issued to the noteholders a total of 431,270 shares of our common stock for the excess exchange value. As a result of the exchanges, the Company exercised the equivalent proportionate amount of its capped call options and, and in connection received 111,206 shares of our common stock from the counterparties. This reduced the shares of common stock issued in connection with the exchanges to 320,064 shares.

Upon exchange of the balance of the 4.25% Exchangeable Notes at maturity, the holders will receive (i) cash up to the principal amount of the 4.25% Exchangeable Notes and (ii) to the extent the exchange value exceeds the principal amount of the 4.25% Exchangeable Notes, shares of the Company’s common stock. Any shares of common stock delivered for settlement will be based on a daily exchange value calculated on a proportionate basis for each day of a 30 trading-day observation period.

The 4.25% Exchangeable Notes are exchangeable for shares of the Company’s common stock prior to maturity only upon the occurrence of certain events. During the three and nine months ended September 30, 2014, the closing sale price per share of the common stock of the Company was more than 130% of the exchange price per share of the Company’s common stock for at least 20 trading days in the specified period. As a result, for the three month period ended September 30, 2014, the 4.25% Exchangeable Notes were exchangeable at the exchange rate stated above and may be exchangeable thereafter, if one or more of the events were again to occur during future measurement periods.

In connection with the offering of the 4.25% Exchangeable Notes, we entered into capped call option transactions (“capped calls”) to mitigate the dilutive impact of the potential exchange of the 4.25% Exchangeable Notes. The capped calls, as amended, are separate transactions entered into by us with the relevant financial institutions, are not part of the terms of the 4.25% Exchangeable Notes, and do not affect the holders’ rights under the 4.25% Exchangeable Notes. The strike prices of the capped calls, which are subject to customary anti-dilution adjustments, correspond to the exchange prices of the applicable 4.25% Exchangeable Notes. The table below summarizes our capped call option positions for the 4.25% Exchangeable Notes as of September 30, 2014 and December 31, 2013.

	4.25% Exchangeable Notes
	September 30, 2014	December 31, 2013
Referenced shares of common stock (1)	3,770,531	4,800,796
Exchange price, including effect of capped calls	$42.81	$42.81
________________________

(1)	The referenced shares of common stock decreased during the nine months ended September 30, 2014 as a result of the settled exchanges of the 4.25% Exchangeable Notes totaling $37.0 million.

The capped calls are expected to terminate upon the earlier of the maturity date of the 4.25% Exchangeable Notes or upon the date upon which the 4.25% Exchangeable Notes are no longer outstanding resulting from an exchange or repurchase by us. The initial cost of the capped calls were recorded as a reduction to additional paid-in capital.

For the three and nine months ended September 30, 2014 and 2013, the per share average trading price of the Company’s common stock on the NYSE was higher than the $35.93 exchange price for the 4.25% Exchangeable Notes, as presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Per share average trading price of the Company’s common stock	$62.06	$51.57	$59.27	$52.42

The 4.25% Exchangeable Notes were exchangeable as of September 30, 2014 and September 30, 2013. If the 4.25% Exchangeable Notes outstanding as of those dates were exchanged, the approximate fair value of the shares upon exchange at September 30, 2014 and 2013, using the per share average trading price presented in the table above, would have been as follows:

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Approximate fair value of shares upon exchange	$229,840	$245,200	$223,732	$248,000
Principal amount of the 4.25% Exchangeable Notes	135,481	172,500	135,481	172,500
Approximate fair value in excess amount of principal amount	$94,359	$72,700	$88,251	$75,500

See Notes 14 and 15 for a discussion of the impact of the 4.25% Exchangeable Notes on our diluted earnings per share and unit calculations for the periods presented.

Interest Expense for the 4.25% Exchangeable Notes

The unamortized discount on the 4.25% Exchangeable Notes is accreted as additional interest expense from the date of issuance through the maturity date of the applicable Exchangeable Notes. The following table summarizes the total interest expense attributable to the 4.25% Exchangeable Notes based on the respective effective interest rates, before the effect of capitalized interest, for the three and nine months September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Contractual interest payments	$1,439	$1,833	$4,908	$5,498
Amortization of discount	1,004	1,116	3,337	3,291
Interest expense attributable to the 4.25% Exchangeable Notes	$2,443	$2,949	$8,245	$8,789

Unsecured Senior Notes

In July 2014, the Operating Partnership issued $400.0 million aggregate principal amount of unsecured senior notes in a registered public offering. The outstanding balance of the unsecured senior notes is included in unsecured debt, net of the initial issuance discount of $4.4 million, on our consolidated balance sheets. The unsecured senior notes, which are scheduled to mature on August 15, 2029, require semi-annual interest payments each February and August based on a stated annual interest rate of 4.250%. The Company used a portion of the net proceeds for general corporate purposes, including the repayment of borrowings under the Operating Partnership’s revolving credit facility.

The following table summarizes the balance and significant terms of the registered unsecured senior notes issued by the Operating Partnership as of September 30, 2014 and December 31, 2013:

					Principal Amount as of
	Issuance date	Maturity date	Stated coupon rate	Effective interest rate (1)	September 30, 2014	December 31, 2013
					(in thousands)
4.250% Unsecured Senior Notes (2)	July 2014	August 2029	4.250%	4.350%	$400,000	$—
Unamortized discount					(4,422)	—
Net carrying amount					$395,578	$—

3.800% Unsecured Senior Notes (3)	January 2013	January 2023	3.800%	3.804%	$300,000	$300,000
Unamortized discount					(82)	(90)
Net carrying amount					$299,918	$299,910

4.800% Unsecured Senior Notes (4)	July 2011	July 2018	4.800%	4.827%	$325,000	$325,000
Unamortized discount					(283)	(339)
Net carrying amount					$324,717	$324,661

6.625% Unsecured Senior Notes (5)	May 2010	June 2020	6.625%	6.743%	$250,000	$250,000
Unamortized discount					(1,207)	(1,367)
Net carrying amount					$248,793	$248,633

5.000% Unsecured Senior Notes (6)	November 2010	November 2015	5.000%	5.014%	$325,000	$325,000
Unamortized discount					(44)	(73)
Net carrying amount					$324,956	$324,927

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

________________________

(1)	This represents the rate at which interest expense is recorded for financial reporting purposes, which reflects the amortization of initial issuance discounts, excluding debt issuance costs.

(2)	Interest on the 4.250% unsecured senior notes is payable semi-annually in arrears on February 15th and August 15th of each year.

(3)	Interest on the 3.800% unsecured senior notes is payable semi-annually in arrears on January 15th and July 15th of each year.

(4)	Interest on the 4.800% unsecured senior notes is payable semi-annually in arrears on January 15th and July 15th of each year.

(5)	Interest on the 6.625% unsecured senior notes is payable semi-annually in arrears on June 1st and December 1st of each year.

(6)	Interest on the 5.000% unsecured senior notes is payable semi-annually in arrears on May 3rd and November 3rd of each year.

In addition to the registered unsecured senior notes listed above, we also had outstanding Series B unsecured senior notes with an aggregate principal balance of $83.0 million and effective interest rate of 6.45% as of December 31, 2013. We repaid the notes upon maturity in August 2014.

Unsecured Revolving Credit Facility and Term Loan Facility

In the second quarter of 2014, the Company amended the terms of our unsecured revolving credit facility and the Company’s $150.0 million term loan facility. The amendment increased the size of the Company’s unsecured line of credit to $600.0 million, extended the maturity to July 2019 on both the credit facility and term loan facility, reduced the annual interest rate on the unsecured revolving credit facility to LIBOR plus 1.250% and reduced the annual interest rate on the term loan facility to LIBOR plus 1.400%. The amendment did not affect the outstanding borrowings under the credit facility.

The following table summarizes the balance and terms of our unsecured revolving credit facility as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(in thousands)
Outstanding borrowings	$—	$45,000
Remaining borrowing capacity	600,000	455,000
Total borrowing capacity (1)	$600,000	$500,000
Interest rate (2)(3)	—%	1.62%
Facility fee-annual rate (4)	0.250%	0.300%
Maturity date	July 2019	April 2017
_______________

(1)
We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $300.0 million under an accordion feature under the terms of the unsecured revolving credit facility and term loan facility.

(2)	Our revolving credit facility interest rate was calculated based on an annual rate of LIBOR plus 1.250% as of September 30, 2014.

(3)	Our revolving credit facility interest rate was calculated based on an annual rate of LIBOR plus 1.450% as of December 31, 2013.

(4)
Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of September 30, 2014, $6.2 million of deferred financing costs remains to be amortized through the amended maturity date of our unsecured revolving credit facility.

The Company intends to borrow amounts under the unsecured revolving credit facility from time to time for general corporate purposes, to fund potential acquisitions, to finance development and redevelopment expenditures and to potentially repay long-term debt.

The following table summarizes the balance and terms of our term loan facility as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(in thousands)
Outstanding borrowings	$150,000	$150,000
Interest rate	1.40%	1.75%
Maturity date	July 2019	March 2016

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Debt Covenants and Restrictions

The revolving credit facility, the term loan facility, the unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a minimum fixed-charge coverage ratio, a minimum unsecured debt ratio and a minimum unencumbered asset pool debt service coverage ratio. Noncompliance with one or more of the covenants and restrictions could result in the full principal balance of the associated debt becoming immediately due and payable. We believe we were in compliance with all of our debt covenants as of September 30, 2014.

Debt Maturities

The following table summarizes the stated debt maturities and scheduled amortization payments, excluding debt discounts and premiums, as of September 30, 2014:

Year	(in thousands)
Remaining 2014	$138,009
2015	395,104
2016	99,431
2017	71,748
2018	451,728
Thereafter	1,268,013
Total (1)	$2,424,033
________________________

(1)	Includes gross principal balance of outstanding debt before impact of net unamortized premiums totaling approximately $4.9 million.

Capitalized Interest and Loan Fees

The following table sets forth gross interest expense reported in continuing operations, including debt discount/premium and loan cost amortization, net of capitalized interest, for the three and nine months ended September 30, 2014 and 2013. The interest expense capitalized was recorded as a cost of development and redevelopment, and increased the carrying value of undeveloped land and construction in progress.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Gross interest expense	$29,936	$27,942	$85,740	$83,322
Capitalized interest and loan fees	(13,328)	(9,089)	(35,860)	(25,301)
Interest expense	$16,608	$18,853	$49,880	$58,021

6.    Noncontrolling Interests on the Company’s Consolidated Financial Statements

Common Units of the Operating Partnership

The Company owned a 97.9%, 97.8% and 97.8% common general partnership interest in the Operating Partnership as of September 30, 2014, December 31, 2013 and September 30, 2013, respectively. The remaining 2.1%, 2.2% and 2.2% common limited partnership interest as of September 30, 2014, December 31, 2013 and September 30, 2013, respectively, was owned by non-affiliate investors and certain of our executive officers and directors in the form of noncontrolling common units. There were 1,804,200, 1,805,200 and 1,821,503 common units outstanding held by these investors, executive officers and directors as of September 30, 2014, December 31, 2013 and September 30, 2013, respectively.

The noncontrolling common units may be redeemed by unitholders for cash. Except under certain circumstances, we, at our option, may satisfy the cash redemption obligation with shares of the Company’s common stock on a one-for-one basis. If satisfied in cash, the value for each noncontrolling common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable redemption date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $107.8 million and $90.8 million as of September 30, 2014 and December 31, 2013,

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each noncontrolling common unit in the event of our termination or liquidation. In the event of our termination or liquidation, it is expected in most cases that each common unit would be entitled to a liquidating distribution equal to the liquidating distribution payable in respect of each share of the Company’s common stock.

Noncontrolling Interest in Consolidated Variable Interest Entity

The noncontrolling interest in consolidated subsidiary represents the third party equity interest in Redwood City Partners, LLC, a consolidated VIE. This noncontrolling interest was $5.2 million and $4.9 million at September 30, 2014 and December 31, 2013, respectively.

7.    Stockholders’ Equity of the Company

At-The-Market Stock Offering Program

Under our at-the-market stock offering program, which commenced in July 2011, we may offer and sell shares of our common stock having an aggregate gross sales price of up to $200.0 million from time to time in “at-the-market” offerings. There were no sales of our common stock under our at-the-market offering program for the three months ended September 30, 2014. The following table sets forth information regarding sales of our common stock under our at-the-market offering program for the nine months ended September 30, 2014:

Nine months ended September 30, 2014
(in millions, except share and per share data)
Shares of common stock sold during the year	370,700
Weighted average price per common share	$61.01
Aggregate gross proceeds	$22.6
Aggregate net proceeds after sales agent compensation	$22.3

The proceeds from the sales were used to fund acquisitions and development and redevelopment expenditures and for general corporate purposes. Since commencement of the program, we have sold 2,553,961 shares of common stock having an aggregate gross sales price of $127.9 million. As of September 30, 2014, shares of common stock having an aggregate gross sales price of up to $72.1 million remain available to be sold under this program. Actual future sales will depend upon a variety of factors, including but not limited to market conditions, the trading price of the Company’s common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

8.    Partners’ Capital of the Operating Partnership

Common Units Outstanding

The following table sets forth the number of common units held by the Company and the number of common units held by non-affiliate investors and certain of our executive officers and directors in the form of noncontrolling common units as well as the ownership interest held on each respective date:

	September 30, 2014	December 31, 2013	September 30, 2013
Company owned common units in the Operating Partnership	83,388,220	82,153,944	82,113,491
Company owned general partnership interest	97.9%	97.8%	97.8%
Noncontrolling common units of the Operating Partnership	1,804,200	1,805,200	1,821,503
Ownership interest of noncontrolling interest	2.1%	2.2%	2.2%

For a further discussion of the noncontrolling common units as of September 30, 2014 and December 31, 2013, refer to Note 6.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.    Share-Based Compensation

Stockholder Approved Equity Compensation Plans

As of September 30, 2014, we maintained one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan as amended (the “2006 Plan”). As of March 31, 2014, no shares were available for grant under the 2006 Plan. At our Annual Meeting of Stockholders, on May 22, 2014, stockholders approved an amendment of the 2006 Plan, which included an increase in the share limit to 7,120,000 shares. As of September 30, 2014, 728,865 shares were available for grant under the amended 2006 Plan.

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

2014 Performance-Based RSU Grant

The 2014 Performance-Based RSUs are scheduled to vest at the end of a three year period based upon the achievement of pre-established levels of FFO per share (the “performance condition”) for the year ended December 31, 2014 and also based upon the average annual relative total stockholder return targets (the “market condition”) for the three year period ending December 31, 2016. The 2014 Performance-Based RSUs are also subject to a three-year service vesting provision and will cliff vest at the end of the three-year period. The number of 2014 Performance-Based RSUs ultimately earned, and therefore the compensation costs for these awards, could fluctuate from the 119,098 RSUs granted based upon the levels of achievement for both the FFO and relative stockholder return metrics. During the 2014 performance period, the estimate of the number of awards earned were evaluated quarterly based on our forecasted level of achievement of the FFO hurdle. Compensation expense for the 2014 Performance-Based RSU Grant will be recorded on a straight-line basis over the three year period.

Each 2014 Performance-Based RSU represents the right to receive one share of our common stock in the future. As of March 31, 2014, we recorded compensation expense for the award based upon the fair value at period end of $63.44, as we had an insufficient number of shares available for issuance under the 2006 Plan at that time. As discussed above, upon stockholder approval of the amended 2006 Plan on May 22, 2014, we were required to re-measure the fair value of the 2014 Performance-Based RSU Grant and record compensation expense based on the fair value at that date for the cumulative portion of the performance period that had elapsed. The total fair value of the 2014 Performance-Based RSU Grant was $7.7 million at May 22, 2014 and was calculated using a Monte Carlo simulation pricing model based on the assumptions in the table below. The determination of the fair value of the 2014 Performance-Based RSU Grant takes into consideration the likelihood of achievement of both the performance condition and the market condition discussed above. For the nine months ended September 30, 2014, we recorded compensation expense based upon the $65.03 fair value at May 22, 2014. The following table summarizes the assumptions utilized in the Monte Carlo simulation pricing model:

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

Share-Based Award Activity

During the nine months ended September 30, 2014, 482,000 non-qualified stock options were exercised and issued at an exercise price per share equal to $42.61. The total shares exercised include 22,162 common shares that were tendered in accordance with the terms of the 2006 Plan to satisfy minimum statutory tax withholding requirements and exercise price related to the non-qualified stock options exercised. We accept the return of shares at the current quoted closing share price of the Company’s common stock to satisfy tax obligations and cover the exercise price.

Share-Based Compensation Cost Recorded During the Period

The total compensation cost for all share-based compensation programs was $4.0 million and $2.5 million for the three months ended September 30, 2014 and 2013, respectively, and $10.3 million and $7.2 million for the nine months ended September 30, 2014 and 2013, respectively. Of the total share-based compensation costs, $0.6 million and $0.2 million was capitalized as part of real estate assets for the three months ended September 30, 2014 and 2013, respectively, and $1.5 million and $0.6 million was capitalized as part of real estate assets for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, there was approximately $34.4 million of total unrecognized compensation cost related to nonvested incentive awards granted under share-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.8 years. The remaining compensation cost related to these nonvested incentive awards had been recognized in periods prior to September 30, 2014.

10.    Commitments and Contingencies

General

As of September 30, 2014, we had commitments of approximately $514.7 million, excluding our ground lease commitments, for contracts and executed leases directly related to our operating and redevelopment properties.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.    Fair Value Measurements and Disclosures

Assets and Liabilities Reported at Fair Value

The only assets we record at fair value on a recurring basis on our consolidated financial statements are the marketable securities related to our deferred compensation plan. The following table sets forth the fair value of our marketable securities as of September 30, 2014 and December 31, 2013:

	Fair Value (Level 1) (1)
	September 30, 2014	December 31, 2013
Description	(in thousands)
Marketable securities (2)	$12,076	$10,008
_______________

(1)	Based on quoted prices in active markets for identical securities.

(2)	The marketable securities are held in a limited rabbi trust.

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

The following table sets forth the net gain (loss) on marketable securities recorded during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Description	(in thousands)
Net (loss) gain on marketable securities	$(39)	$669	$507	$995

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our other financial instruments as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Liabilities
Secured debt (1)	$549,896	$557,217	$560,434	$568,760
Exchangeable senior notes, net (1)	135,049	135,770	168,372	178,190
Unsecured debt, net (2)	1,743,962	1,825,725	1,431,132	1,523,052
Unsecured line of credit (1)	—	—	45,000	45,012
_______________

(1)	Fair value calculated using Level II inputs, which are based on model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

(2)
Fair value calculated using Level I and Level II inputs. Level I inputs are based on quoted prices for identical instruments in active markets. The carrying value and fair value of the Level I instruments was $1,269.2 million and $1,325.0 million, respectively, as of September 30, 2014. The carrying value and fair value of the Level I instruments as of December 31, 2013, was $873.5 million and $929.3 million, respectively. The carrying value and fair value of the Level II instruments was $474.7 million and $500.6 million, respectively, as of September 30, 2014. The carrying value and fair value of the Level II instruments as of December 31, 2013, was $557.7 million and $593.7 million, respectively.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.    Other Significant Events

In January 2014, a tenant at one of our San Diego, California operating properties exercised an early lease termination clause as permitted under the terms of their lease. As a result, the lease which encompasses approximately 79,000 rentable square feet and was scheduled to expire in February 2020, terminated during the three months ended September 30, 2014. The total lease termination fee of $5.7 million, of which the Company recorded $2.0 million and $5.7 million during the three and nine months ended September 30, 2014, respectively, was recorded as other property income on a straight line basis through the early lease termination date. The Company received the cash payment of the lease termination fee of $5.7 million during the three months ended September 30, 2014. During the three and nine months ended September 30, 2014, the Company also recognized approximately $0.4 million and $1.3 million as a reduction to rental income due to the accelerated amortization of the deferred rent receivable and above market lease for this tenant.

13.    Discontinued Operations and Land Dispositions

Properties Held for Sale

As of September 30, 2014, the following properties were classified as held for sale:

Location	City/Submarket	Property Type	Number of Buildings	Rentable Square Feet (unaudited)
4040 Civic Center Dr, San Rafael, CA	San Rafael	Office	1	130,237
999 Town & Country Rd, Orange, CA	Orange	Office	1	98,551
Total properties held for sale			2	228,788

The major classes of assets and liabilities of the properties held for sale as of September 30, 2014 were as follows:

Real estate assets and other assets held for sale	(in thousands)
Land and improvements	$18,077
Buildings and improvements	31,530
Total real estate held for sale	49,607
Accumulated depreciation and amortization	(5,046)
Total real estate held for sale, net	44,561
Current receivables, net	56
Deferred rent receivables, net	1,241
Deferred leasing costs and acquisition-related intangible assets, net	3,754
Prepaid expenses and other assets, net	203
Real estate and other assets held for sale, net	$49,815

Liabilities and deferred revenue of real estate assets held for sale
Accounts payable, accrued expenses and other liabilities	$944
Deferred revenue and acquisition-related intangible liabilities, net	1,733
Rents received in advance and tenant security deposits	422
Liabilities and deferred revenue of real estate assets held for sale	$3,099

Operating Property Dispositions

The following table summarizes the operating properties sold during the nine months ended September 30, 2014:

Location	Property Type	Month of Disposition	Number of Buildings	Rentable Square Feet
San Diego Properties, San Diego, CA (1)	Office	January	12	1,049,035
9785 & 9791 Towne Centre Drive, San Diego, CA	Office	June	2	126,000
111 Pacifica, Irvine, CA	Office	September	1	67,496
Total 2014 Dispositions			15	1,242,531
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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Discontinued Operations

Discontinued operations for the three months ended September 30, 2014 includes the income of the property sold in September 2014 and the two properties classified as held for sale at September 30, 2014. For the nine months ended September 30, 2014 and 2013, discontinued operations also included the gains on dispositions of $110.4 million related to the June 2014 office property disposition and income of the twelve operating office properties sold in January 2014. The operations related to the June 2014 office property dispositions were immaterial for classification as discontinued operations. For the three and nine months ended September 30, 2013, discontinued operations also included the income from three operating office properties that were sold during those respective periods in 2013. The following table summarizes the revenue and expense components that comprise income from discontinued operations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Revenues:
Rental income	$1,982	$8,189	$6,361	$23,692
Tenant reimbursements	70	918	247	2,420
Other property income	6	5,151	26	5,159
Total revenues	2,058	14,258	6,634	31,271
Expenses:
Property expenses	705	2,673	1,952	5,753
Real estate taxes	196	891	628	2,626
Depreciation and amortization	609	4,846	1,963	11,693
Total expenses	1,510	8,410	4,543	20,072
Income from discontinued operations before gains on dispositions of discontinued operations	548	5,848	2,091	11,199
Gains on dispositions of discontinued operations	5,587	—	110,391	423
Total income from discontinued operations	$6,135	$5,848	$112,482	$11,622

Land Disposition

During the nine months ended September 30, 2014, the Company sold a land parcel located at 10850 Via Frontera in the Rancho Bernardo submarket of San Diego, California for a gross sales price of $33.1 million, resulting in a gain on sale of $3.5 million. The land parcel noted above did not meet the criteria for classification as discontinued operations because the parcel did not have any significant operations prior to disposal. Therefore, the gain on sale is included on our consolidated statements of operations as gain on sale of land within continuing operations.

Restricted Cash Related to Dispositions

During the nine months ended September 30, 2014, the net cash proceeds from the office properties disposed of during the period were temporarily being held at qualified intermediaries, at our direction, for the purpose of facilitating Section 1031 Exchanges. During the nine months ended September 30, 2014, we successfully completed four Section 1031 Exchanges and all remaining cash proceeds related to these transactions were released from the qualified intermediaries upon completion.

As of December 31, 2013, approximately $32.2 million, respectively, of net cash proceeds related to the land and office properties disposed of during the year ended December 31, 2013 were temporarily being held at qualified intermediaries, at our direction, for the purpose of facilitating Section 1031 Exchanges. The cash proceeds are included in restricted cash on the consolidated balance sheet at December 31, 2013. In February 2014, we successfully completed one of the Section 1031 Exchanges and the $32.2 million cash proceeds were released from the qualified intermediary.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.    Net Income Available to Common Stockholders Per Share of the Company

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted per-share computations for net income available to common stockholders for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except share and per share amounts)
Numerator:
Income from continuing operations	$13,168	$3,179	$39,896	$9,896
(Income) Loss from continuing operations attributable to noncontrolling common units of the Operating Partnership	(193)	3	(635)	2
Preferred dividends	(3,313)	(3,312)	(9,938)	(9,938)
Allocation to participating securities (1)	(432)	(450)	(1,285)	(1,292)
Numerator for basic and diluted income from continuing operations available to common stockholders	9,230	(580)	28,038	(1,332)
Income from discontinued operations	6,135	5,848	112,482	11,622
Income from discontinued operations attributable to noncontrolling common units of the Operating Partnership	(128)	(134)	(2,376)	(268)
Numerator for basic and diluted net income available to common stockholders	$15,237	$5,134	$138,144	$10,022
Denominator:
Basic weighted average vested shares outstanding	83,161,323	76,768,893	82,525,033	75,750,822
Effect of dilutive securities	1,949,133	—	2,097,589	—
Diluted weighted average vested shares and common share equivalents outstanding	85,110,456	76,768,893	84,622,622	75,750,822
Basic earnings per share:
Income (loss) from continuing operations available to common stockholders per share	$0.11	$0.00	$0.34	$(0.02)
Income from discontinued operations per common share	0.07	0.07	1.33	0.15
Net income available to common stockholders per share	$0.18	$0.07	$1.67	$0.13
Diluted earnings per share:
Income (loss) from continuing operations available to common stockholders per share	$0.11	$0.00	$0.33	$(0.02)
Income from discontinued operations per common share	0.07	0.07	1.30	0.15
Net income available to common stockholders per share	$0.18	$0.07	$1.63	$0.13
________________________

(1)	Participating securities include nonvested shares, certain time-based RSUs and vested market measure-based RSUs.

The impact of the contingently issuable shares, which consist of the 4.25% Exchangeable Notes and stock options, were considered in our diluted earnings per share calculation for the three and nine months ended September 30, 2014 because we reported income from continuing operations attributable to common stockholders in the respective periods and the effect was dilutive. The impact of the contingently issuable shares were not considered in our diluted earnings per share calculation for the three and nine months ended September 30, 2013 because we reported a loss from continuing operations available to common stockholders in the respective periods and the effect was anti-dilutive.

The 2014 Performance-Based RSUs and our other nonvested market measure-based RSUs are not included in dilutive securities as of September 30, 2014 because they are not included until all the necessary performance conditions have been met. The impact of our nonvested market measure-based RSUs were not included in dilutive securities as of September 30, 2013 because they were not considered contingently issuable shares as not all the necessary performance conditions were met.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.    Net Income Available to Common Unitholders Per Unit of the Operating Partnership

The following table reconciles the numerator and denominator in computing the Operating Partnership’s basic and diluted per-unit computations for net income available to common unitholders for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except unit and per unit amounts)
Numerator:
Income from continuing operations	$13,168	$3,179	$39,896	$9,896
Income from continuing operations attributable to noncontrolling interests in consolidated subsidiaries	(59)	(47)	(201)	(178)
Preferred distributions	(3,313)	(3,312)	(9,938)	(9,938)
Allocation to participating securities (1)	(432)	(450)	(1,285)	(1,292)
Numerator for basic and diluted income from continuing operations available to common unitholders	9,364	(630)	28,472	(1,512)
Income from discontinued operations	6,135	5,848	112,482	11,622
Numerator for basic and diluted net income available to common unitholders	$15,499	$5,218	$140,954	$10,110
Denominator:
Basic weighted average vested units outstanding	84,965,523	78,590,396	84,329,317	77,574,907
Effect of dilutive securities	1,949,133	—	2,097,589	—
Diluted weighted average vested units and common unit equivalents outstanding	86,914,656	78,590,396	86,426,906	77,574,907
Basic earnings per unit:
Income (loss) from continuing operations available to common unitholders per unit	$0.11	$0.00	$0.34	$(0.02)
Income from discontinued operations per common unit	0.07	0.07	1.33	0.15
Net income available to common unitholders per unit	$0.18	$0.07	$1.67	$0.13
Diluted earnings per unit:
Income (loss) from continuing operations available to common unitholders per unit	$0.11	$0.00	$0.33	$(0.02)
Income from discontinued operations per common unit	0.07	0.07	1.30	0.15
Net income available to common unitholders per unit	$0.18	$0.07	$1.63	$0.13
________________________

(1)	Participating securities include nonvested shares, certain time-based RSUs and vested market measure-based RSUs.

The impact of the contingently issuable units, which consist of the 4.25% Exchangeable Notes and stock options, were considered in our diluted earnings per unit calculation for the three and nine months ended September 30, 2014 because the Operating Partnership reported income from continuing operations attributable to common unitholders in the respective periods and the effect was dilutive. The impact of the contingently issuable shares were not considered in our diluted earnings per unit calculation for the three and nine months ended September 30, 2013 because the Operating Partnership reported a loss from continuing operations available to common unitholders in the respective periods and the effect was anti-dilutive.

The 2014 Performance-Based RSUs and our other nonvested market measure-based RSUs are not included in dilutive securities as of September 30, 2014 because they are not included until all the necessary performance conditions have been met. The impact of our nonvested market measure-based RSUs were not included in dilutive securities as of September 30, 2013 because they were not considered contingently issuable shares as not all the necessary performance conditions were met.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16.    Subsequent Events

In October 2014, the Company completed the acquisition of a 1.9 acre land site in the Central SOMA submarket of San Francisco, California for approximately $27.0 million. The acquisition, which was completed through the execution of a merger transaction, was funded through the issuance of 351,476 shares of the Company’s common stock valued at approximately $21.6 million and the payment of approximately $5.4 million in cash to extinguish existing debt on the undeveloped land.

In October 2014, the Company issued 217,042 common shares under its at-the-market stock offering program at a weighted average price of $59.38 per share before selling commissions.

On October 15, 2014, aggregate dividends, distributions and dividend equivalents of $30.3 million were paid to common stockholders and common unitholders of record on September 30, 2014 and RSU holders of record on the payment date.

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

Overview and Background

We are a self-administered REIT active in premier office submarkets along the West Coast. We own, develop, acquire and manage real estate assets, consisting primarily of Class A properties in the coastal regions of Los Angeles, Orange County, San Diego County, the San Francisco Bay Area and greater Seattle, which we believe have strategic advantages and strong barriers to entry. We own our interests in all of our properties through the Operating Partnership and the Finance Partnership and generally conduct substantially all of our operations through the Operating Partnership. We owned a 97.9%, 97.8% and 97.8% general partnership interest in the Operating Partnership as of September 30, 2014, December 31, 2013 and September 30, 2013, respectively. All our properties are held in fee except for the eleven office buildings that are held subject to long-term ground leases for the land.

Factors That May Influence Future Results of Operations

Acquisitions. During the nine months ended September 30, 2014, we acquired one office building in greater Seattle for a total purchase price of $106.1 million. During 2013, we acquired two office buildings in greater Seattle and two office buildings in the Del Mar submarket of San Diego County for a total purchase price of approximately $296.4 million. Additionally, during the nine months ended September 30, 2014, we acquired one undeveloped land site in San Francisco for a total purchase price of $95.0 million. In October 2014, we acquired a 1.9 acre land site in the Central SOMA submarket of San Francisco, California for approximately $27.0 million. During the same period in 2013, the Company entered into an agreement with an unaffiliated third party and formed a new consolidated subsidiary, Redwood City Partners, LLC. In connection with this formation, the Company acquired a 0.35 acre land site in Redwood  City, California. We generally finance our acquisitions through proceeds from the issuance of debt and equity securities, borrowings under our revolving credit facility, proceeds from our capital recycling program and the assumption of existing debt.

As a component of our growth strategy, we continue to evaluate value-add acquisition opportunities (including undeveloped land, development and redevelopment opportunities and office properties). As a result, at any point in time we may have one or more potential acquisitions under consideration that are in varying stages of evaluation, negotiation or due diligence review, which may include potential acquisitions under contract. As of the date of this report, the Company is under contract on a fully leased operating property acquisition for approximately $100 million that is currently expected to close in November 2014. We remain a disciplined buyer of office properties and undeveloped land and continue to focus on value-add opportunities in West Coast markets populated by knowledge and creative based tenants in a variety of industries, including technology, media, healthcare, entertainment and professional services. We cannot provide assurance that we will complete additional future acquisitions. In the future, we may enter into agreements to acquire additional properties or undeveloped land, either as wholly owned properties or through joint ventures, and those agreements typically will be subject to the satisfaction of closing conditions. We cannot provide assurance that we will enter into any agreements to acquire properties or undeveloped land or that the potential acquisitions contemplated by any agreements we may enter into in the future will be completed. Costs associated with acquisitions accounted for as business combinations are expensed as incurred, and we may be unable to complete an acquisition after making a nonrefundable deposit or incurring acquisition-related costs. In addition, acquisitions are subject to various other risks and uncertainties. During the three and nine months ended September 30, 2014, we expensed approximately $0.4 million and $1.3 million, respectively, of third-party acquisition costs, and we anticipate that we may incur additional third-party acquisition costs during the remainder of 2014. We expect that during the remainder of 2014 we will continue to pursue value-add property and undeveloped land acquisitions that either add immediate Net Operating Income to our portfolio or play a strategic role in our future growth.

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

In connection with our capital recycling strategy, through September 30, 2014, we completed the sale of fourteen properties located in San Diego, one office property located in Irvine, and one undeveloped land parcel located in San Diego to unaffiliated third parties in four separate transactions for gross sales proceeds totaling approximately $372.4 million. During 2013, we completed the sale of three office buildings to unaffiliated third parties in three separate transactions, for gross sales proceeds totaling approximately $56.9 million. In addition, as of September 30, 2014, we classified two properties as held for sale that are located in Orange, California and in the San Rafael submarket of San Francisco, California. The transactions are anticipated to close in the fourth quarter of 2014 for total gross sales proceeds of approximately $60.2 million. The timing of any potential future disposition transactions will depend on market conditions and other factors, including but not limited to our capital needs and our ability to defer some or all of the taxable gains on the sales. We cannot assure you that we will dispose of any additional properties or that future acquisitions and/or dispositions, if any, will qualify as Section 1031 Exchanges.

Leasing Activity and Changes in Rental Rates. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following tables set forth certain information regarding leasing activity for our stabilized portfolio during the three and nine months ended September 30, 2014.

Information on Leases Commenced and Executed

For Leases Commenced

	1st & 2nd Generation (1)				2nd Generation (1)
	Number of Leases (2)		Rentable Square Feet (2)		TI/LC per Sq. Ft. (3)	Changes in Rents (4)(5)	Changes in Cash Rents (6)	Retention Rates (7)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Three Months Ended September 30, 2014	38	25	390,260	313,937	$38.03	15.4%	(0.7)%	53.3%	87
Nine Months Ended September 30, 2014	83	58	829,386	718,837	33.49	13.0%	1.3%	48.4%	73

For Leases Executed (8)

	1st & 2nd Generation (1)				2nd Generation (1)
	Number of Leases (2)		Rentable Square Feet (2)		TI/LC per Sq. Ft. (3)	Changes in Rents (4)(5)	Changes in Cash Rents (6)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Three Months Ended September 30, 2014	31	25	206,552	313,937	$37.70	15.8%	(1.6)%	93
Nine Months Ended September 30, 2014	82	58	577,343	718,837	35.60	14.2%	1.8%	79
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

(5)
Excludes commenced and executed leases of approximately 77,352 and 58,339 square feet, respectively, for the three months ended September 30, 2014 and 58,339 and 271,563 rentable square feet, respectively, for the nine months ended September 30, 2014, for which the space was vacant longer than one year or being leased for the first time. Space vacant for more than one year is excluded from our change in rents calculations to provide a meaningful market comparison.

(6)
Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. Excludes leases for which the space was vacant longer than one year or vacant when the property was acquired.

(7)	Calculated as the percentage of space either renewed or expanded into by existing tenants or subtenants at lease expiration.

(8)
For the three months ended September 30, 2014, 15 new leases totaling 117,152 rentable square feet were signed but not commenced as of September 30, 2014. For the nine months ended September 30, 2014, 22 new leases totaling 270,491 rentable square feet were signed but not commenced as of September 30, 2014.

As of September 30, 2014, we believe that the weighted average cash rental rates for our stabilized portfolio, including recently acquired operating properties are approximately 5-10% under the current average market rental rates, although individual properties within any particular submarket presently may be leased either above, below, or at the current market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our portfolio.

In general, market rental rates have continued to increase in the majority of our submarkets over the last several quarters. For the three and nine months ended September 30, 2014, the decrease in cash rents is primarily as a result of one tenant lease renewal from rates above market to current market rates. Excluding the one tenant lease renewal, our cash rental rates increased 6.5% and 5.4% for the three and nine months ended September 30, 2014, respectively. Our rental rates and occupancy are impacted by general economic conditions, including the pace of regional economic growth and access to capital. Therefore, we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current market rates. Additionally, decreased demand and other negative trends or unforeseeable events that impair our ability to timely renew or re-lease space could have further negative effects on our future financial condition, results of operations and cash flows.

Scheduled Lease Expirations. The following table sets forth certain information regarding our lease expirations for our stabilized portfolio for the remainder of 2014 and the next five years.

Lease Expirations (1)

Year of Lease Expiration	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (2)	% of Total Annualized Base Rent (2)	Annualized Base Rent per Sq. Ft. (2)
				(in thousands)
Remainder of 2014	30	268,967	2.2%	$8,291	1.9%	$30.83
2015	116	1,376,236	11.0%	42,288	9.6%	30.73
2016	84	946,611	7.6%	26,652	6.0%	28.16
2017	106	1,813,305	14.5%	60,486	13.6%	33.36
2018	60	1,305,011	10.5%	51,421	11.7%	39.40
2019	76	1,368,132	11.0%	51,264	11.6%	37.47
Total	472	7,078,262	56.8%	$240,402	54.4%	$33.96
________________________

(1)
The information presented for all lease expiration activity reflects leasing activity through September 30, 2014 for our stabilized portfolio. For leases that have been renewed early or space that has been re-leased to a new tenant, the expiration date and annualized base rent information presented takes into consideration the renewed or re-leased lease terms. Excludes space leased under month-to-month leases, intercompany leases, vacant space and lease renewal options not executed as of September 30, 2014.

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

In addition to the 0.8 million rentable square feet, or 5.9%, of currently available space in our stabilized portfolio, leases representing approximately 2.2% and 11.0% of the occupied square footage of our stabilized portfolio are scheduled to expire during 2014 and 2015, respectively. The leases scheduled to expire during the remainder of 2014 and in 2015 represent approximately 1.6 million rentable square feet or 11.5% of our total annualized base rental revenue. We believe that the weighted average cash rental rates are approximately 5-10% under the current average market rental rates for leases scheduled to expire during the remainder of 2014 and in 2015, although individual properties within any particular submarket presently may be leased either above, below, or at the current quoted market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our overall portfolio. Our ability to re-lease available space depends upon both general market conditions and the market conditions in the specific regions in which individual properties are located.

Completed, In-Process and Future Development Pipeline

We believe that a portion of our long-term future growth will also come from the completion of the development projects we have under construction as well as executing on our future development pipeline, subject to market conditions. We continue to increase our focus on value-add and highly accretive development opportunities and expand our future development pipeline through targeted acquisitions of development opportunities on the West Coast.

We have a proactive planning process by which we continually evaluate the size, timing, costs and scope of our development program and, as necessary, scale activity to reflect the economic conditions and the real estate fundamentals that exist in our strategic submarkets. We expect to proceed in our development program with discipline and pursue opportunities with attractive economic returns, in locations with transportation and retail amenities and in markets with strong fundamentals and visible demand. We plan to develop in phases as appropriate and we strongly favor starting projects that are pre-leased.

During the quarter ended September 30, 2014, we completed construction of the following development project and added it to our stabilized portfolio:

•
555, 505 and 605 N. Mathilda Avenue, Sunnyvale, California, which we acquired in December 2012 and was 100% pre-leased to LinkedIn, Inc. This development encompassed three buildings totaling 587,429 square feet and had a total estimated investment of $300.0 million. In September 2014, the project was substantially complete and we commenced revenue recognition.

As of September 30, 2014, our in-process development pipeline consisted of the following five projects under construction.

•
680 and 690 E. Middlefield Road, Mountain View, California, which we acquired in May 2012. The development project, which is 100% pre-leased to Synopsys, Inc., has a total estimated investment of approximately $193.4 million and will encompass approximately 341,000 rentable square feet upon completion. Construction is currently in process and is expected to be completed in the fourth quarter of 2014.

•
350 Mission Street, SOMA, San Francisco, California, which we acquired in October 2012. The development project, which is 100% pre-leased to salesforce.com, Inc., has a total estimated investment of $276.6 million and will encompass approximately 450,000 rentable square feet upon completion. The property is expected to be LEED platinum certified, the first ground up development property in the city expected to receive this designation. Construction is currently in process and is currently expected to be completed during 2015 and the tenant is expected to occupy in phases.

•
Columbia Square, Hollywood, California, which we acquired in September 2012. The project is a historical media campus located in the heart of Hollywood, two blocks from the corner of Sunset Boulevard and Vine Street. During 2013, we commenced development on approximately 685,000 rentable square feet of a mixed-use project, which encompasses office, multi-family and retail components that we plan on completing in multiple phases. The project has a total estimated investment of approximately $407.2 million. Our plan is to create a mixed-use campus that preserves the historical character while establishing a new center for entertainment and media companies. Construction is currently in process and is currently expected to be completed in three phases between the first quarter of 2015 and the second quarter of 2016.

A portion of the project will be a mix of high-end long-term rentals and extended stay apartment homes that will cater to traveling business, entertainment and creative executives and professionals. It will be the first luxury extended stay property to be located in the heart of Hollywood. Completion of the construction of this component is expected in phases during 2016.

•
333 Brannan Street, SOMA, San Francisco, California, which we acquired in July 2012. The development project is 100% pre-leased to Dropbox, has a total estimated investment of $100.2 million and is expected to encompass 185,000 rentable square feet. Construction is currently in process and is currently expected to be completed in the third quarter of 2015.

•
Crossing/900, Redwood City, California, which we acquired in June 2013 with a local partner. The development project is 100% pre-leased to Box, Inc., has a has a total estimated investment of approximately $188.0 million and will encompass approximately 339,000 rentable square feet upon completion. Construction on the building is currently in process and is expected to be completed in phases between the third quarter of 2015 and the first quarter of 2017.

As of September 30, 2014, we had additional undeveloped land holdings, located in various submarkets in San Diego County, San Francisco Bay Area and Los Angeles with an aggregate cost basis of approximately $448.8 million at which we believe we could currently develop approximately 3.0 million rentable square feet. In October 2014, we commenced development of The Heights at Del Mar, a 73,000 square foot office project in the Del Mar submarket of San Diego, California with a total estimated investment of $45.0 million, which is included in the $448.8 million cost basis discussed above. In the future, we may also enter into agreements to acquire other development or redevelopment opportunities, either as wholly owned properties or through joint ventures and those agreements typically will be subject to the satisfaction of closing conditions.

This increase in our development activities could continue to cause an increase in the average development asset balances qualifying for interest and other carry cost capitalization in future periods. During the three and nine months ended September 30, 2014, we capitalized interest on in process development projects, redevelopment projects in lease-up, and development pipeline projects with an aggregate cost basis balance of approximately $1.3 billion at September 30, 2014, as it was determined these projects qualified for interest and other carry cost capitalization under GAAP. For the three and nine months ended September 30, 2014, we capitalized $13.3 million and $35.9 million, respectively, of interest to our qualifying development projects. For the three and nine months ended September 30, 2013, we capitalized $9.1 million and $25.3 million, respectively, of interest to our qualifying redevelopment and development projects. For the three and nine months ended September 30, 2014, we capitalized $2.6 million and $7.9 million, respectively, of internal costs to our qualifying redevelopment and development projects. For the three and nine months ended September 30, 2013, we capitalized $1.8 million and $5.2 million, respectively, of internal costs to our qualifying redevelopment and development projects.

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

As of September 30, 2014, there was approximately $34.4 million of total unrecognized compensation cost related to outstanding nonvested shares of restricted common stock, RSUs and stock options issued under share-based compensation arrangements. Those costs are expected to be recognized over a weighted-average period of 2.8 years. The $34.4 million of unrecognized compensation cost does not reflect the future compensation cost for any potential share-based awards that may be issued. Share-based compensation expense for potential future awards could be affected by our operating and development performance, financial results, stock price, performance against applicable performance-based vesting goals, market conditions and other factors.

Stabilized Portfolio Information

As of September 30, 2014, our stabilized portfolio was comprised of 105 office properties encompassing an aggregate of approximately 13.5 million rentable square feet. Our stabilized portfolio includes all of our properties with the exception of undeveloped land, development and redevelopment properties currently under construction or committed for construction, “lease-up” properties and properties held-for-sale. We define lease-up properties as properties recently developed or redeveloped that have not yet reached 95% occupancy and are within one year following cessation of major construction activities. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. Our stabilized portfolio also excludes our future development pipeline, which is comprised of nine potential development sites, representing 102.9 gross acres of undeveloped land.

At September 30, 2014, our stabilized portfolio excluded two properties classified as held for sale and five development projects currently under construction. There were no operating properties in “lease-up” as of September 30, 2014.

The following table reconciles the changes in the rentable square feet in our stabilized portfolio of operating properties from September 30, 2013 to September 30, 2014:

	Number of Buildings	Rentable Square Feet
Total as of September 30, 2013	103	12,536,495
Acquisitions (1)	1	140,605
Completed development and redevelopment projects placed in-service	6	1,200,948
Dispositions and properties held for sale	(5)	(422,284)
Remeasurement	—	30,242
Total as of September 30, 2014	105	13,486,006
________________________

(1)	Excludes redevelopment and development property acquisitions.

Occupancy Information

The following table sets forth certain information regarding our stabilized portfolio:

Stabilized Portfolio Occupancy

Region	Number of Buildings	Rentable Square Feet	Occupancy at (1)
			9/30/2014	6/30/2014	12/31/2013
Los Angeles and Ventura Counties	27	3,502,876	92.7%	91.9%	93.7%
Orange County	1	271,556	97.8%	94.1%	92.8%
San Diego	46	4,244,066	90.8%	92.0%	90.8%
San Francisco Bay Area	18	3,279,266	98.8%	96.7%	94.8%
Greater Seattle	13	2,188,242	95.2%	95.5%	96.7%
Total Stabilized Portfolio	105	13,486,006	94.1%	93.6%	93.4%

	Average Occupancy
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stabilized Portfolio(1)	94.0%	91.4%	93.2%	90.9%
Same Store Portfolio(2)	93.0%	91.2%	92.5%	91.3%
__________________________________

(1)	Occupancy percentages reported are based on our stabilized office portfolio as of the end of the period presented.

(2)
Occupancy percentages reported are based on office properties owned and stabilized as of January 1, 2013 and still owned and stabilized as of September 30, 2014. See discussion under “Results of Operations” for additional information.

Significant Tenants

The following table sets forth information about our fifteen largest tenants based upon annualized rental revenues as of September 30, 2014.

Tenant Name	Annualized Base Rental Revenue ($ in thousands)	Rentable Square Feet	Percentage of Total Annualized Base Rental Revenue	Percentage of Total Rentable Square Feet
LinkedIn Corporation	$28,270	663,239	6.4%	5.2%
DIRECTV, LLC	22,964	667,852	5.2%	5.3%
Bridgepoint Education, Inc.	15,066	322,342	3.4%	2.5%
Intuit, Inc.	13,489	465,812	3.1%	3.7%
Delta Dental of California	10,798	218,348	2.4%	1.7%
AMN Healthcare, Inc.	9,003	176,075	2.0%	1.4%
Scan Group (1)(2)	6,969	218,742	1.6%	1.7%
Group Health Cooperative	6,372	183,422	1.4%	1.4%
Neurocrine Biosciences, Inc.	6,366	140,591	1.4%	1.1%
Microsoft Corporation	6,250	215,997	1.4%	1.7%
Institute for Systems Biology	6,207	140,605	1.4%	1.1%
Fish & Richardson, P.C.	6,071	139,547	1.4%	1.1%
Pac-12 Enterprises, LLC	5,602	131,749	1.3%	1.0%
Splunk, Inc.	5,413	95,008	1.2%	0.7%
Wells Fargo Bank (1)	5,369	129,820	1.2%	1.0%
Total Top Fifteen Tenants	$154,209	3,909,149	34.8%	30.6%

________________________

(1)	The Company has entered into leases with various affiliates of the tenant.

(2)
In December 2013, Scan Group renewed and expanded their lease at Kilroy Airport Center in Long Beach, California. As of September 30, 2014 revenue recognition had not commenced for the expansion premises. The annualized base rental revenue and rentable square feet presented in this table include the projected annualized base rental revenue of approximately $1.6 million and rentable square feet of approximately 50,000 for the expansion premises.

Current Regional Information

We have generally seen rental rates stabilize and continue to improve in many of our submarkets. We have also seen vacancy rates in many of our submarkets continue to decrease.

Los Angeles and Ventura Counties. Our Los Angeles and Ventura Counties stabilized portfolio of 3.5 million rentable square feet was 92.7% occupied with approximately 256,000 available rentable square feet as of September 30, 2014 compared to 93.7% occupied with approximately 219,000 available rentable square feet as of December 31, 2013.

As of September 30, 2014, leases representing an aggregate of approximately 85,000 and 332,000 rentable square feet are scheduled to expire during the remainder of 2014 and in 2015, respectively, in this region. The aggregate rentable square feet under the leases scheduled to expire in this region during the remainder of 2014 and in 2015 represents approximately 3.3% of our occupied rentable square feet and 3.1% of our annualized base rental revenues in our total stabilized portfolio as of September 30, 2014.

San Diego County. Our San Diego County stabilized portfolio of 4.2 million rentable square feet was 90.8% occupied with approximately 391,000 available rentable square feet as of September 30, 2014 compared to 90.8% occupied with approximately 401,000 available rentable square feet as of December 31, 2013.

As of September 30, 2014, leases representing an aggregate of approximately 43,000 and 468,000 rentable square feet are scheduled to expire during the remainder of 2014 and in 2015, respectively, in this region. The aggregate rentable square feet under leases scheduled to expire during the remainder of 2014 and in 2015 represents approximately 4.2% of our occupied rentable square feet and 2.9% of our annualized base rental revenues in our total stabilized portfolio as of September 30, 2014.

San Francisco Bay Area. As of September 30, 2014, our San Francisco Bay Area stabilized portfolio of 3.3 million rentable square feet was 98.8% occupied with approximately 41,000 available rentable square feet, compared to 94.8% occupied with approximately 124,000 available rentable square feet as of December 31, 2013.

As of September 30, 2014, leases representing an aggregate of approximately 91,000 and 304,000 rentable square feet are scheduled to expire during the remainder of 2014 and in 2015, respectively, in this region. The aggregate rentable square feet under leases scheduled to expire during the remainder of 2014 and in 2015 represents approximately 3.1% of our occupied rentable square feet and 3.4% of our annualized base rental revenues in our total stabilized portfolio as of September 30, 2014.

Greater Seattle. As of September 30, 2014, our greater Seattle stabilized portfolio of 2.2 million rentable square feet was 95.2% occupied with approximately 104,000 available rentable square feet, compared to 96.7% occupied with approximately 68,000 available rentable square feet as of December 31, 2013. As of the date of this report, we have leased approximately 45,000 square feet of the 104,000 available square feet, which is scheduled to commence during the fourth quarter.

As of September 30, 2014, leases representing an aggregate of approximately 50,000 and 249,000 rentable square feet are scheduled to expire during the remainder of 2014 and in 2015, respectively, in this region. The aggregate rentable square feet under leases scheduled to expire during the remainder of 2014 and in 2015 represents approximately 2.4% of our occupied rentable square feet and 1.9% of our annualized base rental revenues in our total stabilized portfolio as of September 30, 2014.

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

Management further evaluates Net Operating Income by evaluating the performance from the following property groups:

•
Same Store Properties – which includes the results of all of the office properties that were owned and included in our stabilized portfolio for two comparable reporting periods, i.e., owned and included in our stabilized portfolio as of January 1, 2013 and still owned and included in the stabilized portfolio as of September 30, 2014;

•
Acquisition Properties – which includes the results, from the dates of acquisition through the periods presented, for the four office buildings we acquired during 2013 and the one office building we acquired during the nine months ended September 30, 2014;

•
Stabilized Development and Redevelopment Properties – which includes the results generated by two office redevelopment buildings and one office development building that were stabilized in 2013, one redevelopment property that was stabilized in 2014 following its one year lease-up period and one development property complex, comprising three office buildings, that was stabilized in the third quarter of 2014; and

•	Other Properties – which includes the results of three office properties and our in-process and future development projects.

The following table sets forth certain information regarding the property groups within our stabilized portfolio as of September 30, 2014:

Group	# of Buildings	Rentable Square Feet
Same Store Properties	93	11,306,728
Acquisition Properties	5	679,943
Stabilized Development and Redevelopment Properties	7	1,499,335
Total Stabilized Portfolio	105	13,486,006

Comparison of the Three Months Ended September 30, 2014 to the Three Months Ended September 30, 2013

The following table summarizes our Net Operating Income from continuing operations, as defined, for our total portfolio for the three months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2014	2013
	($ in thousands)
Reconciliation to Net Income:
Net Operating Income, as defined	$91,386	$77,957	$13,429	17.2%
Unallocated (expense) income:
General and administrative expenses	(11,138)	(10,226)	(912)	8.9
Acquisition-related expenses	(431)	(568)	137	(24.1)
Depreciation and amortization	(50,032)	(45,804)	(4,228)	9.2
Interest income and other net investment gains/(losses)	(9)	673	(682)	(101.3)
Interest expense	(16,608)	(18,853)	2,245	(11.9)
Income from continuing operations	13,168	3,179	9,989	314.2
Income from discontinued operations	6,135	5,848	287	4.9
Net income	$19,303	$9,027	$10,276	113.8%

The following tables summarize the Net Operating Income, as defined, for our total portfolio for the three months ended September 30, 2014 and 2013.

	Three Months Ended September 30,
	2014					2013
	Same Store	Acquisition Properties	Stabilized Develop-ment & Redevel-opment	Other	Total	Same Store	Acquisition Properties	Stabilized Develop-ment & Redevel-opment	Other	Total
	(in thousands)					(in thousands)
Operating revenues:
Rental income	$96,826	$7,449	$10,944	$2	$115,221	$92,950	$3,425	$6,365	$614	$103,354
Tenant reimbursements	9,417	1,234	695	—	11,346	8,520	864	108	91	9,583
Other property income	2,457	—	—	—	2,457	602	6	—	—	608
Total	108,700	8,683	11,639	2	129,024	102,072	4,295	6,473	705	113,545
Property and related expenses:
Property expenses	23,375	643	1,722	61	25,801	22,741	576	1,081	72	24,470
Real estate taxes	8,887	715	1,167	239	11,008	8,782	311	677	318	10,088
Provision for bad debts	(38)	—	96	—	58	132	(13)	(18)	—	101
Ground leases	734	—	37	—	771	708	—	221	—	929
Total	32,958	1,358	3,022	300	37,638	32,363	874	1,961	390	35,588
Net Operating Income (Loss), as defined	$75,742	$7,325	$8,617	$(298)	$91,386	$69,709	$3,421	$4,512	$315	$77,957

	Three Months Ended September 30, 2014 as compared to the Three Months Ended September 30, 2013
	Same Store		Acquisition Properties		Stabilized Development & Redevelopment		Other		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income	$3,876	4.2%	$4,024	117.5%	$4,579	71.9%	$(612)	(99.7)%	$11,867	11.5%
Tenant reimbursements	897	10.5	370	42.8	587	543.5	(91)	(100.0)	1,763	18.4
Other property income	1,855	308.1	(6)	(100.0)	—	—	—	—	1,849	304.1
Total	6,628	6.5	4,388	102.2	5,166	79.8	(703)	(99.7)	15,479	13.6
Property and related expenses:
Property expenses	634	2.8	67	11.6	641	59.3%	(11)	(15.3)	1,331	5.4
Real estate taxes	105	1.2	404	129.9	490	72.4	(79)	(24.8)	920	9.1
Provision for bad debts	(170)	(128.8)	13	(100.0)	114	(633.3)	—	—	(43)	(42.6)
Ground leases	26	3.7	—	—	(184)	(83.3)	—	—	(158)	(17.0)
Total	595	1.8	484	55.4	1,061	54.1	(90)	(23.1)	2,050	5.8
Net Operating Income, as defined	$6,033	8.7%	$3,904	114.1%	$4,105	91.0%	$(613)	(194.6)%	$13,429	17.2%

Net Operating Income increased $13.4 million, or 17.2%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 primarily resulting from:

•	An increase of $6.0 million attributable to the Same Store Properties primarily resulting from:

•	An increase in rental income of $3.9 million primarily due to an increase in occupancy and new leases at higher rates;

•	An increase in tenant reimbursements of $0.9 million primarily due to higher reimbursable property expenses and real estate taxes;

•
An increase in other property income of $1.9 million. During the three months ended September 30, 2014 we recognized lease termination fees of $2.2 million primarily from one tenant. During the three months ended September 30, 2013 we received lease termination fees of $0.3 million; and

•	A partially offsetting increase in property and related expenses of $0.6 million primarily resulting from:

•
An increase of $0.6 million in property expenses primarily resulting from an increase of $0.9 million to utilities, parking expenses, and repairs and maintenance, which was partially offset by $0.3 million of lower non-recurring legal fees;

•	An increase of $4.1 million attributable to the Stabilized Development and Redevelopment Properties; and

•	An increase of $3.9 million attributable to the Acquisition Properties.

Other Expenses and Income

General and Administrative Expenses

General and administrative expenses increased $0.9 million, or 8.9%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase was primarily attributable to an increase in compensation expense primarily related to the 2014 RSU grant.

Depreciation and Amortization

Depreciation and amortization increased by $4.2 million, or 9.2%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, primarily related to the Acquisition Properties and the Stabilized Development and Redevelopment Properties.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts/premiums and loan cost amortization, net of capitalized interest, including capitalized debt discounts/premiums and loan cost amortization for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014	2013	Dollar Change	Percentage Change
	(in thousands)
Gross interest expense	$29,936	$27,942	$1,994	7.1%
Capitalized interest and loan fees	(13,328)	(9,089)	(4,239)	46.6%
Interest expense	$16,608	$18,853	$(2,245)	(11.9)%

Gross interest expense, before the effect of capitalized interest, increased $2.0 million, or 7.1%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 resulting from an increase in our average outstanding debt balances. Capitalized interest and loan fees increased $4.2 million, or 46.6%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase was primarily attributable to an increase in our development and redevelopment activity, which resulted in higher average asset balances qualifying for interest capitalization.

Comparison of the Nine Months Ended September 30, 2014 to the Nine Months Ended September 30, 2013

The following table summarizes our Net Operating Income from continuing operations, as defined, for our total portfolio for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2014	2013
	($ in thousands)
Reconciliation to Net Income:
Net Operating Income, as defined	$269,420	$236,622	$32,798	13.9%
Unallocated (expense) income:
General and administrative expenses	(33,806)	(29,750)	(4,056)	13.6
Acquisition-related expenses	(1,268)	(1,387)	119	(8.6)
Depreciation and amortization	(148,647)	(138,652)	(9,995)	7.2
Interest income and other net investment gains	587	1,084	(497)	(45.8)
Interest expense	(49,880)	(58,021)	8,141	(14.0)
Gain on sale of land	3,490	—	3,490	100.0
Income from continuing operations	39,896	9,896	30,000	303.2
Income from discontinued operations	112,482	11,622	100,860	867.8
Net income	$152,378	$21,518	$130,860	608.1%

The following tables summarize the Net Operating Income, as defined, for our total portfolio for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,
	2014					2013
	Same Store	Acquisition Properties	Stabilized Develop-ment & Redevel-opment	Other	Total	Same Store	Acquisition Properties	Stabilized Develop-ment & Redevel-opment	Other	Total
	(in thousands)
Operating revenues:
Rental income	$287,596	$20,891	$29,584	$840	$338,911	$275,974	$9,204	$15,719	$2,676	$303,573
Tenant reimbursements	28,323	3,534	1,425	117	33,399	25,634	1,847	543	326	28,350
Other property income	7,632	—	11	7	7,650	6,578	6	—	—	6,584
Total	323,551	24,425	31,020	964	379,960	308,186	11,057	16,262	3,002	338,507
Property and related expenses:
Property expenses	68,079	1,905	4,987	477	75,448	64,754	1,359	2,821	961	69,895
Real estate taxes	26,626	2,096	3,121	885	32,728	25,697	816	1,522	1,094	29,129
Provision for bad debts	(38)	—	96	—	58	227	(13)	(18)	—	196
Ground leases	2,198	—	108	—	2,306	2,165	—	500	—	2,665
Total	96,865	4,001	8,312	1,362	110,540	92,843	2,162	4,825	2,055	101,885
Net Operating Income (Loss), as defined	$226,686	$20,424	$22,708	$(398)	$269,420	$215,343	$8,895	$11,437	$947	$236,622

	Nine Months Ended September 30, 2014 as compared to the Nine Months Ended September 30, 2013
	Same Store		Acquisition Properties		Stabilized Development & Redevelopment		Other		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income	$11,622	4.2%	$11,687	127.0%	$13,865	88.2%	$(1,836)	(68.6)%	$35,338	11.6%
Tenant reimbursements	2,689	10.5	1,687	91.3	882	162.4	(209)	(64.1)	5,049	17.8
Other property income	1,054	16.0	(6)	(100.0)	11	100.0	7	100.0	1,066	16.2
Total	15,365	5.0	13,368	120.9	14,758	90.8	(2,038)	(67.9)	41,453	12.2
Property and related expenses:
Property expenses	3,325	5.1	546	40.2	2,166	76.8%	(484)	(50.4)	5,553	7.9
Real estate taxes	929	3.6	1,280	156.9	1,599	105.1	(209)	(19.1)	3,599	12.4
Provision for bad debts	(265)	(116.7)	13	(100.0)	114	(633.3)	—	—	(138)	(70.4)
Ground leases	33	1.5	—	—	(392)	(78.4)	—	—	(359)	(13.5)
Total	4,022	4.3	1,839	85.1	3,487	72.3	(693)	(33.7)	8,655	8.5
Net Operating Income, as defined	$11,343	5.3%	$11,529	129.6%	$11,271	98.5%	$(1,345)	(142.0)%	$32,798	13.9%

Net Operating Income increased $32.8 million, or 13.9%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 primarily resulting from:

•	An increase of $11.5 million attributable to the Acquisition Properties;

•	An increase of $11.3 million attributable to the Same Store Properties primarily resulting from:

•
An increase in rental income of $11.6 million primarily due to an increase in occupancy, new leases at higher rates, an increase from the amortization of tenant funded tenant improvements and an increase in parking income at various properties;

•	An increase in tenant reimbursements of $2.7 million primarily due to higher reimbursable property expenses and real estate taxes;

•
An increase in other property income of $1.1 million. During the nine months ended September 30, 2014 we recognized lease termination fees of $6.3 million. During the nine months ended September 30, 2013 we received a $5.2 million property damage settlement payment at one of our properties;

•	A partially offsetting increase in property and related expenses of $4.0 million primarily resulting from:

•
An increase of $3.3 million in property expenses primarily resulting from an increase in certain recurring operating costs of $2.3 million related to utilities, janitorial services, repairs and maintenance, and $1.0 million of non-recurring legal fees;

•
An increase of $0.9 million in real estate taxes primarily as a result of higher taxes at several properties, which was partially offset by property tax refunds received in 2014 that related to prior periods; and

•	An increase of $11.3 million attributable to the Stabilized Development and Redevelopment Properties.

Other Expenses and Income

General and Administrative Expenses

General and administrative expenses increased $4.1 million, or 13.6%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase was primarily attributable to an increase in compensation expense primarily related to the 2014 RSU grant and other professional service costs.

Depreciation and Amortization

Depreciation and amortization increased by $10.0 million, or 7.2%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily related to the Acquisition Properties and Stabilized Development and Redevelopment Properties.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts/premiums and loan cost amortization, net of capitalized interest, including capitalized debt discounts/premiums and loan cost amortization for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013	Dollar Change	Percentage Change
	(in thousands)
Gross interest expense	$85,740	$83,322	$2,418	2.9%
Capitalized interest and loan fees	(35,860)	(25,301)	(10,559)	41.7%
Interest expense	$49,880	$58,021	$(8,141)	(14.0)%

Gross interest expense, before the effect of capitalized interest, increased $2.4 million, or 2.9%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 resulting from an increase in our average outstanding debt balances. Capitalized interest and loan fees increased $10.6 million, or 41.7%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase was primarily attributable to an increase in our development, which resulted in higher average asset balances qualifying for interest capitalization.

Liquidity and Capital Resources of the Company

In this “Liquidity and Capital Resources of the Company” section, the term the “Company” refers only to Kilroy Realty Corporation on an unconsolidated basis and excludes the Operating Partnership and all other subsidiaries.

The Company’s business is operated primarily through the Operating Partnership. Distributions from the Operating Partnership are the Company’s source of capital. The Company believes that the Operating Partnership’s sources of working capital, specifically its cash flow from operations and borrowings available under its revolving credit facility, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its preferred and common stockholders for the next twelve months. Cash flows from operating activities generated by the Operating Partnership for the nine months ended September 30, 2014 were sufficient to cover the Company’s payment of cash dividends to its stockholders. However, there can be no assurance that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distributions to the Company. The unavailability of capital could adversely affect the Operating Partnership’s ability to make distributions to the Company, which would in turn, adversely affect the Company’s ability to pay cash dividends to its stockholders.

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

Distribution Requirements

The Company is required to distribute 90% of its taxable income (subject to certain adjustments and excluding net capital gain) on an annual basis to maintain qualification as a REIT for federal income tax purposes and is required to pay income tax at regular corporate rates to the extent it distributes less than 100% of its taxable income (including capital gains). As a result of these distribution requirements, the Operating Partnership cannot rely on retained earnings to fund its on-going operations to the same extent as other companies whose parent companies are not REITs. In addition, the Company may be required to use borrowings under the Operating Partnership’s revolving credit facility, if necessary, to meet REIT distribution requirements and maintain its REIT status. The Company may also need to continue to raise capital in the equity markets to fund the Operating Partnership’s working capital needs, as well as potential development of new or existing properties or acquisitions.

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

On September 15, 2014, the Board of Directors declared a regular quarterly cash dividend of $0.35 per share of common stock payable on October 15, 2014 to stockholders of record on September 30, 2014 and caused a $0.35 per Operating Partnership unit cash distribution to be paid in respect of the Operating Partnership’s common limited partnership interests, including those owned by the Company. The total cash quarterly dividends and distributions paid on October 15, 2014 was $29.8 million.

On September 15, 2014, the Board of Directors declared a dividend of $0.42969 per share on the Series G Preferred Stock and $0.39844 per share on the Series H Preferred Stock for the period commencing on and including August 15, 2014 and ending on and including November 16, 2014. The dividend will be payable on November 17, 2014 to Series G Preferred and Series H Preferred stockholders of record on October 31, 2014. The quarterly dividends payable on November 17, 2014 to Series G and Series H Preferred stockholders is expected to total $3.3 million.

Debt Covenants

The covenants contained within the revolving credit facility and the term loan facility prohibit the Company from paying dividends in excess of 95% of FFO.

Capitalization

As of September 30, 2014, our total debt as a percentage of total market capitalization was 31.5% and our total debt and liquidation value of our preferred equity as a percentage of total market capitalization was 34.1%, which was calculated based on the closing price per share of the Company’s common stock of $59.44 on September 30, 2014 as shown in the following table:

	Shares/Units at September 30, 2014	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
	($ in thousands)
Debt:
Unsecured Term Loan Facility (1)		$150,000	1.9
4.25% Unsecured Exchangeable Notes due 2014 (2)		135,481	1.8
Unsecured Senior Notes due 2015 (2)		325,000	4.2
Unsecured Senior Notes due 2018 (2)		325,000	4.2
Unsecured Senior Notes due 2020 (2)		250,000	3.3
Unsecured Senior Notes due 2023 (2)		300,000	3.9
Unsecured Senior Notes due 2029 (2)		400,000	5.2
Secured debt (2)		538,552	7.0
Total debt		2,424,033	31.5
Equity and Noncontrolling Interests:
6.875% Series G Cumulative Redeemable Preferred stock (3)	4,000,000	100,000	1.3
6.375% Series H Cumulative Redeemable Preferred stock (3)	4,000,000	100,000	1.3
Common limited partnership units outstanding (4)(5)	1,804,200	107,242	1.4
Common shares outstanding (5)	83,388,220	4,956,596	64.5
Total equity and noncontrolling interests		5,263,838	68.5
Total Market Capitalization		$7,687,871	100.0%
________________________

(1)
In June 2014, the Company amended the terms of its unsecured revolving credit facility and $150 million unsecured term loan facility. The amendment increased the availability under the unsecured line of credit from $500 million to $600 million, extended the maturity to July 2019 and reduced the pricing on both the unsecured revolving credit facility and unsecured term loan facility.

(2)
Represents gross aggregate principal amount due at maturity before the effect of net unamortized premiums as of September 30, 2014. The aggregate net unamortized premiums totaled approximately $4.9 million as of September 30, 2014.

(3)	Value based on $25.00 per share liquidation preference.

(4)	Represents common units not owned by the Company.

(5)	Value based on closing price per share of our common stock of $59.44 as of September 30, 2014.

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

General Strategy

Our general strategy is to maintain a conservative balance sheet with a strong credit profile and to maintain a capital structure that allows for financial flexibility and diversification of capital resources. We manage our capital structure to reflect a long-term investment approach and utilize multiple sources of capital to meet our long-term capital requirements. We believe that our current projected liquidity requirements for the next twelve-month period, as set forth above under the caption “—Liquidity Uses,” will be satisfied using a combination of the liquidity sources listed above. We believe our conservative leverage and staggered debt maturities provide us with financial flexibility and enhances our ability to obtain additional sources of liquidity if necessary, and, therefore, we are well-positioned to refinance or repay maturing debt and to pursue our strategy of seeking attractive acquisition opportunities, which we may finance, as necessary, with future public and private issuances of debt and equity securities.

Summary of 2014 Funding Transactions

We continue to be active in the capital markets to finance our acquisition and development activity and our continued desire to improve our debt maturities and lower our overall weighted average cost of capital. This was primarily a result of the following transactions:

Capital Markets / Debt Transactions

•
During the nine months ended September 30, 2014, we issued and sold a total of 370,700 shares of our common stock under our at-the-market stock offering program at a weighted average price of $61.01 per share before selling commissions. The net offering proceeds (after deducting sales agent compensation) of approximately $22.3 million were contributed to the Operating Partnership (see “—Liquidity Sources” below for additional information). In October 2014, the Company issued 217,042 common shares under its at-the-market stock offering program at a weighted average price of $59.38 per share before selling commissions.

•
In July 2014, the Operating Partnership issued unsecured senior notes in an underwritten public offering with an aggregate principal balance of $400.0 million that are scheduled to mature in August 2029. The unsecured senior notes require semi-annual interest payments each February and August based on a stated annual interest rate of 4.250%.

•
During the nine months ended September 30, 2014, we settled $37.0 million of early exchanges of the 4.25% Exchangeable Notes (see Note 5 “Secured and Unsecured Debt of the Operating Partnership” to our consolidated financial statements included in this report for additional information).

•
In August 2014, we repaid the Series B unsecured senior notes with an outstanding principal balance of $83.0 million upon maturity (see Note 5 “Secured and Unsecured Debt of the Operating Partnership” to our consolidated financial statements included in this report for additional information).

Capital Recycling Program

•
During the nine months ended September 30, 2014, we completed the sale of fourteen properties located in San Diego, one office property located in Irvine, and one undeveloped land parcel located in San Diego to unaffiliated third parties in four separate transactions for gross sales proceeds totaling approximately $372.4 million. In addition, as of September 30, 2014, we classified two properties as held for sale that are located in Orange, California and in the San Rafael submarket of San Francisco, California. The transactions are anticipated to close in the fourth quarter of 2014 for total gross sales proceeds of approximately $60.2 million. (see “—Factors that May Influence Future Operations” included in this report for additional information).

After the effect of these aforementioned transactions, as of September 30, 2014, we had approximately $200.4 million of unrestricted cash on hand, $17.5 million of restricted cash and no outstanding borrowings on our revolving credit facility.

Liquidity Sources

We continue to be active in the capital markets to finance our acquisition and development activity and our continued desire to improve our debt maturities and lower our overall weighted average cost of capital.

At-The-Market Stock Offering Program

Under our at-the-market stock offering program, which commenced in July 2011, we may offer and sell shares of our common stock having an aggregate gross sales price of up to $200.0 million from time to time in “at-the-market” offerings. There were no sales of common stock under our at-the market offering program during the three months ended September 30, 2014. The following table sets forth information regarding sales of our common stock under our at-the-market offering program for the nine months ended September 30, 2014:

Nine months ended September 30, 2014
(in millions, except share and per share data)
Shares of common stock sold during the year	370,700
Weighted average price per common share	$61.01
Aggregate gross proceeds	$22.6
Aggregate net proceeds after sales agent compensation	$22.3

The proceeds from the sales were used to fund development and redevelopment expenditures and for general corporate purposes. Since commencement of the program, we have sold 2,553,961 shares of common stock having an aggregate gross sales price of $127.9 million. As of September 30, 2014, shares of common stock having an aggregate gross sales price of up to $72.1 million remain available to be sold under this program. Actual future sales will depend upon a variety of factors, including but not limited to market conditions, the trading price of the Company’s common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program. In October 2014, the Company issued 217,042 common shares under its at-the-market stock offering program at a weighted average price of $59.38 per share before selling commissions.

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

In connection with our capital recycling strategy, through September 30, 2014, we completed the sale of fourteen properties located in San Diego, one office property located in Irvine, and one undeveloped land parcel located in San Diego to unaffiliated third parties in four separate transactions for gross sales proceeds totaling approximately $372.4 million. During 2013, we completed the sale of three office buildings to unaffiliated third parties in three separate transactions, for gross sales proceeds totaling approximately $56.9 million. In addition, as of September 30, 2014, we classified two properties as held for sale that are located in Orange, California and in the San Rafael submarket of San Francisco, California. The transactions are anticipated to close in the fourth quarter of 2014 for total gross sales proceeds of approximately $60.2 million. See “—Factors that May Influence Future Operations” for additional information.

Unsecured Revolving Credit Facility

In the second quarter of 2014, the Company amended the terms of our unsecured revolving credit facility to increase the borrowing capacity to $600.0 million, extended the maturity to July 2019 and reduced the annual interest rate to LIBOR plus 1.25%. The amendment did not affect the outstanding borrowings under the credit facility. The following table summarizes the balance and terms of our revolving credit facility as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(in thousands)
Outstanding borrowings	$—	$45,000
Remaining borrowing capacity	600,000	455,000
Total borrowing capacity (1)	$600,000	$500,000
Interest rate (2)(3)	—%	1.62%
Facility fee-annual rate (4)	0.250%	0.300%
Maturity date	July 2019	April 2017
_______________

(1)
We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $300.0 million under an accordion feature under the terms of the revolving credit facility and term loan facility.

(2)	Our revolving credit facility interest rate was calculated based on an annual rate of LIBOR plus 1.250% as of September 30, 2014.

(3)	Our revolving credit facility interest rate was calculated based on an annual rate of LIBOR plus 1.450% as of December 31, 2013.

(4)
Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of September 30, 2014, $6.2 million of deferred financing costs remains to be amortized through the amended maturity date of our unsecured revolving credit facility.

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

Exchangeable Notes, Unsecured Debt, and Secured Debt

The aggregate principal amount of our 4.25% Exchangeable Notes, unsecured debt, and secured debt of the Operating Partnership outstanding as of September 30, 2014 was as follows:

Aggregate Principal Amount Outstanding
(in thousands)
Unsecured Term Loan Facility	$150,000
4.25% Exchangeable Notes due 2014 (1)	135,481
Unsecured Senior Notes due 2015 (1)	325,000
Unsecured Senior Notes due 2018 (1)	325,000
Unsecured Senior Notes due 2020 (1)	250,000
Unsecured Senior Notes due 2023 (1)	300,000
Unsecured Senior Notes due 2029 (1)	400,000
Secured Debt (1)	538,552
Total Exchangeable Notes, Unsecured Debt, and Secured Debt	$2,424,033
________________________

(1)
Represents gross aggregate principal amount before the effect of the unamortized discounts and premiums as of September 30, 2014. The aggregate net unamortized premiums totaled approximately $4.9 million as of September 30, 2014.

Debt Composition

The composition of the Operating Partnership’s aggregate debt balances between secured and unsecured and fixed-rate and variable-rate debt as of September 30, 2014 and December 31, 2013 was as follows:

	Percentage of Total Debt		Weighted Average Interest Rate
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Secured vs. unsecured(1):
Unsecured	77.8%	75.1%	4.5%	4.6%
Secured	22.2%	24.9%	5.2%	5.2%
Variable-rate vs. fixed-rate(1):
Variable-rate	6.2%	8.9%	1.6%	1.9%
Fixed-rate	93.8%	91.1%	4.9%	5.0%
Stated rate(1)			4.7%	4.8%
GAAP effective rate(2)			4.7%	4.8%
GAAP effective rate including debt issuance costs			4.9%	5.1%
________________________

(1)	Excludes the impact of the amortization of any debt discounts/premiums.

(2)	Includes the impact of the amortization of any debt discounts/premiums, excluding debt issuance costs.

Liquidity Uses

Contractual Obligations

The following table provides information with respect to our contractual obligations as of September 30, 2014. The table: (i) indicates the maturities and scheduled principal repayments of our secured debt, 4.25% Exchangeable Notes and unsecured debt; (ii) indicates the scheduled interest payments of our fixed-rate and variable-rate debt as of September 30, 2014; (iii) provides information about the minimum commitments due in connection with our ground lease obligations and other lease and contractual commitments; and (iv) provides estimated redevelopment and development commitments as of September 30, 2014. Note that the table does not reflect our available debt maturity extension options and reflects gross aggregate principal amounts before the effect of unamortized discounts/premiums.

	Payment Due by Period
	Remainder of 2014	2015-2016	2017-2018	After 2019	Total
	(in thousands)
Principal payments: secured debt (1)	$2,528	$169,535	$198,476	$168,013	$538,552
Principal payments: 4.25% Exchangeable Notes (2)	135,481	—	—	—	135,481
Principal payments: unsecured debt (3)	—	325,000	325,000	1,100,000	1,750,000
Interest payments: fixed-rate debt (4)	26,925	181,748	138,291	286,815	633,779
Interest payments: variable-rate debt (5)	590	4,680	4,680	1,160	11,110
Ground lease obligations (6)	774	6,190	6,190	156,912	170,066
Lease and contractual commitments (7)	58,712	2,770	171	—	61,653
Redevelopment and development commitments (8)	134,000	319,000	—	—	453,000
Total	$359,010	$1,008,923	$672,808	$1,712,900	$3,753,641
________________________

(1)	Represents gross aggregate principal amount before the effect of the unamortized premium of approximately $11.3 million as of September 30, 2014.

(2)	Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $0.4 million as of September 30, 2014.

(3)	Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $6.0 million as of September 30, 2014.

(4)
As of September 30, 2014, 93.8% of our debt was contractually fixed. The information in the table above reflects our projected interest rate obligations for these fixed-rate payments based on the contractual interest rates, interest payment dates and scheduled maturity dates.

(5)
As of September 30, 2014, 6.2% of our debt bore interest at variable rates which was incurred under the term loan facility. The variable interest rate payments are based on LIBOR plus a spread of 1.400% as of September 30, 2014. The information in the table above reflects our projected interest rate obligations for these variable-rate payments based on outstanding principal balances as of September 30, 2014, the scheduled interest payment dates and the contractual maturity dates.

(6)	Reflects minimum lease payments through the contractual lease expiration date before the impact of extension options.

(7)	Amounts represent commitments under signed leases and contracts for operating properties, excluding tenant-funded tenant improvements. The timing of these expenditures may fluctuate.

(8)
Amounts represent commitments under signed leases for pre-leased development projects and contractual commitments for projects under construction as of September 30, 2014. The timing of these expenditures may fluctuate based on the ultimate progress of construction. We may start additional construction in 2014.

Other Liquidity Uses

Debt Maturities

As of September 30, 2014, our 4.25% Exchangeable Notes, with a remaining aggregate principal balance of $135.5 million, is scheduled to mature in November 2014. We believe our conservative leverage and staggered debt maturities provide us with financial flexibility and enhances our ability to obtain additional sources of liquidity if necessary, and, therefore, we believe we are well-positioned to refinance or repay maturing debt and to pursue our strategy of seeking attractive acquisition opportunities, which we may finance, as necessary, with future public and private issuances of debt and equity securities. Furthermore, as of September 30, 2014, we had $200.4 million in cash and full availability under our $600.0 million bank line to refinance any short term maturities, including the maturing debt noted above.

Potential Future Acquisitions

During the nine months ended September 30, 2014, we acquired one office building in Washington and one undeveloped land site in California for approximately $201.1 million in cash. Additionally, in October 2014, we completed the acquisition of a 1.9 acre land site in the Central SOMA submarket of San Francisco, California for approximately $27.0 million and, as of the date of this report, we are under contract on a fully leased operating property acquisition for approximately $100 million that is currently expected to close in November 2014. During the nine months ended September 30, 2013, the Company entered into an agreement with an unaffiliated third party and formed a new consolidated subsidiary, Redwood City Partners, LLC. In connection with this formation, the Company acquired a 0.35 acre land site in Redwood  City, California. These transactions were funded through various capital raising activities and, in selected instances, the assumption of existing indebtedness. We expect to continue to monitor our target markets and to pursue the acquisition of value add office properties and development and redevelopment opportunities that add immediate Net Operating Income to our portfolio or play a strategic role in our future growth.

Development and Redevelopment Opportunities

As of September 30, 2014, we had five development projects under construction. These projects have a total estimated investment of approximately $1.2 billion, of which we have incurred approximately $641.4 million and committed an additional $453.0 million as of September 30, 2014. In October, we also commenced construction of a sixth development project, The Heights at Del Mar, located in the Del Mar submarket of San Diego which has a total estimated investment of approximately $45.0 million. The project is scheduled for completion in the fourth quarter of 2015. This total estimated investment is based on market conditions and our anticipation of project approvals. Actual costs could vary depending on changes in circumstances. Ultimate timing of these expenditures may fluctuate given the ultimate progress and leasing status of the projects.

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

Debt Covenants

The unsecured revolving credit facility, secured term loan facility, unsecured senior notes and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key existing financial covenants and their covenant levels include:

Unsecured Credit Facility and Term Loan Facility (as defined in the applicable Credit Agreements):	Covenant Level	Actual Performance as of September 30, 2014
Total debt to total asset value	less than 60%	33%
Fixed charge coverage ratio	greater than 1.5x	2.5x
Unsecured debt ratio	greater than 1.67x	2.77x
Unencumbered asset pool debt service coverage	greater than 1.75x	3.54x

Unsecured Senior Notes due 2015, 2018, 2020, 2023 and 2029 (as defined in the applicable Indentures):
Total debt to total asset value	less than 60%	40%
Interest coverage	greater than 1.5x	4.9x
Secured debt to total asset value	less than 40%	9%
Unencumbered asset pool value to unsecured debt	greater than 150%	262%

For additional information regarding how the foregoing percentages and ratios are calculated under these covenants, and for the definitions of some of the terms used in the foregoing table, please see the revolving credit facility and term loan facility that we have filed with the SEC and the indenture and related officers’ certificates and forms of senior notes that we have filed with the SEC. The Operating Partnership was in compliance with all of its debt covenants as of September 30, 2014. Our current expectation is that the Operating Partnership will continue to meet the requirements of its debt covenants in both the short and long term. However, in the event of a renewed economic slowdown or continued volatility in the credit markets, there is no certainty that the Operating Partnership will be able to continue to satisfy all of the covenant requirements.

Consolidated Historical Cash Flow Summary

The following summary discussion of our consolidated historical cash flow is based on the consolidated statements of cash flows in Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow for the periods presented below. The cash flow amounts shown below include the activities of discontinued operations. Our historical cash flow activity for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 is as follows:

	Nine Months Ended September 30,
	2014	2013	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$197,264	$186,310	$10,954	5.9%
Net cash used in investing activities	(188,958)	(281,664)	92,706	(32.9)%
Net cash provided by financing activities	156,748	275,804	(119,056)	(43.2)%

Operating Activities

Our cash flows from operating activities depend on numerous factors including the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, the level of operating expenses, the impact of property acquisitions and related financing activities, and other general and administrative costs. Our net cash from operating activities increased by $11.0 million, or 5.9%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily as a result of an increase in cash Net Operating Income generated from our Same Store, Acquisition and Stabilized Development and Redevelopment Portfolios. See additional information under the caption “—Results of Operations.”

Investing Activities

Our cash flows from investing activities is generally used to fund property, development and redevelopment acquisitions, recurring and nonrecurring capital expenditures for our operating properties, and development and redevelopment projects, net of proceeds received from property dispositions. Our net cash used in investing activities decreased by $92.7 million, or 32.9%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily as a result of the proceeds received from the disposition of fourteen properties located in San Diego, California, one office property located in Irvine, California and one undeveloped land parcel located in San Diego, California partially offset by an increase in cash paid for acquisitions and expenditures at our operating properties and development and redevelopment properties as compared to the prior year.

Financing Activities

Our cash flows from financing activities is principally impacted by our capital raising activities, net of dividends and distributions paid to common and preferred security holders. Net cash provided by financing activities decreased by $119.1 million, or 43.2%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due primarily to a decrease in the issuance of equity for the nine months ended September 30, 2014 compared to 2013.

Off-Balance Sheet Arrangements

As of September 30, 2014 and as of the date this report was filed, we did not have any off-balance sheet transactions, arrangements or obligations, including contingent obligations.

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

The following table presents our FFO for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Net income available to common stockholders	$15,669	$5,584	$139,429	$11,314
Adjustments:
Net income attributable to noncontrolling common units of the Operating Partnership	321	131	3,011	266
Depreciation and amortization of real estate assets	49,996	50,184	148,878	148,982
Gains on dispositions of discontinued operations	(5,587)	—	(110,391)	(423)
Funds From Operations(1)(2)	$60,399	$55,899	$180,927	$160,139
________________________

(1)	Reported amounts are attributable to common stockholders and common unitholders.

(2)
FFO includes amortization of deferred revenue related to tenant-funded tenant improvements of $2.7 million and $2.6 million for the three months ended September 30, 2014 and 2013, respectively, and $7.7 million and $7.6 million for the nine months ended September 30, 2014 and 2013, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk we face is interest rate risk. We seek to mitigate this risk by following established risk management policies and procedures. These policies include maintaining prudent amounts of debt, including a greater amount of fixed-rate debt as compared to variable-rate debt in our portfolio, and may include the periodic use of derivative instruments. As of September 30, 2014 and December 31, 2013, we did not have any interest-rate sensitive derivative assets or liabilities.

Information about our changes in interest rate risk exposures from December 31, 2013 to September 30, 2014 is incorporated herein by reference from “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Operating Partnership.”

Market Risk

As of September 30, 2014, approximately 6.2% of our total outstanding debt of $2.4 billion was subject to variable interest rates. The remaining 93.8% bore interest at fixed rates. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes.

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

As of September 30, 2014, the total outstanding balance of our variable-rate debt was comprised of borrowings on our unsecured term loan facility of $150.0 million, which was indexed to LIBOR plus a spread of 1.400% (weighted average interest rate of 1.79%). As of December 31, 2013, the total outstanding balance of our variable-rate debt was comprised of borrowings on our revolving credit facility of $45.0 million and borrowings on our unsecured term loan facility of $150.0 million, which were indexed to LIBOR plus a spread of 1.45% (weighted average interest rate of 1.62%) and 1.750% (weighted average interest rate of 1.92%), respectively. Assuming no changes in the outstanding balance of our existing variable-rate debt as of September 30, 2014, a 100 basis point increase in the LIBOR rate would increase our projected annual interest expense, before the effect of capitalization, by approximately $1.5 million. Comparatively, if interest rates were 100 basis points higher as of December 31, 2013, our projected annual interest expense, before the effect of capitalization, would have been $2.0 million higher.

The total carrying value of our fixed-rate debt, including our 4.25% Exchangeable Notes, was approximately $2.3 billion as of September 30, 2014 and $2.0 billion as of December 31, 2013, respectively. The total estimated fair value of our fixed-rate debt was approximately $2.4 billion as of September 30, 2014 and $2.1 billion as of December 31, 2013, respectively. For sensitivity purposes, a 100 basis point increase in the discount rate equates to a decrease in the total fair value of our fixed-rate debt of approximately $108.6 million, or 4.6%, as of September 30, 2014. Comparatively, a 100 basis point increase in the discount rate equates to a decrease in the total fair value of our fixed-rate debt of approximately $85.1 million, or 4.0%, as of December 31, 2013.

See Note 11 to our consolidated financial statements included in this report for additional information on the fair value of our financial assets and liabilities as of September 30, 2014 and December 31, 2013.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2014, the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, that disclosure controls and procedures were effective at the reasonable assurance level.

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

As required by SEC Rule 13a-15(b), the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2014, the end of the period covered by this report. Based on the foregoing, the Operating Partnership’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, that disclosure controls and procedures were effective at the reasonable assurance level.

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

We and our properties are subject to routine litigation incidental to our business. These matters are generally covered by insurance. As of September 30, 2014, we are not a defendant in, and our properties are not subject to, any legal proceedings that we believe, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors included in the Company’s and the Operating Partnership’s annual report on Form 10-K/A for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities: None.

(b) Use of Proceeds from Registered Securities: None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) that May Yet to be Purchased Under the Plans or Programs
July 1 – July 31, 2014 (1)	83,298	$42.81	—	—
August 1 – August 31, 2014 (1)	27,908	$42.81	—	—
September 1 – September 30, 2014	—	$—	—	—
Total	111,206	$42.81	—	—
_______________

(1)
Purchases were made pursuant to capped call options the Company entered into in connection with the Operating Partnership’s issuance of the 4.25% Exchangeable Notes. The capped call options are not part of the terms of the 4.25% Exchangeable Notes and do not affect the holders’ rights under the 4.25% Exchangeable Notes.

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

3.(ii)1	Second Amended and Restated Bylaws of Kilroy Realty Corporation, as amended (previously filed by Kilroy Realty Corporate on Form 10-Q for the quarter ended June 30, 2014)

3.(ii)2
Seventh Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P. dated as of August 15, 2012, as amended (previously filed by Kilroy Realty Corporate on Form 10-Q for the quarter ended June 30, 2014)

10.1*	Term Loan Agreement dated as of July 31, 2014

10.2*	Guaranty dated as of July 31, 2014

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty Corporation

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty Corporation

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty, L.P.

31.4*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty, L.P.

32.1*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty Corporation

32.2*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty Corporation

32.3*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty, L.P.

32.4*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty, L.P.

101.1
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to the Consolidated Financial Statements (unaudited).(1)

_______________

*	Filed herewith

(1)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 29, 2014.

KILROY REALTY CORPORATION

By:	/s/ John B. Kilroy, Jr.
John B. Kilroy, Jr. President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Tyler H. Rose
Tyler H. Rose Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Heidi R. Roth
Heidi R. Roth Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 29, 2014.

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