Form 10-K
period 2014-12-31
KILROY REALTY CORP; Kilroy Realty, L.P.
filed 2015-02-10
CIK 1025996, 1493976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Kilroy Realty Corporation  Yes  ☐  No  ☒    Kilroy Realty, L. P.  Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting shares of common stock held by non-affiliates of Kilroy Realty Corporation was approximately $5,152,002,640 based on the quoted closing price on the New York Stock Exchange for such shares on June 30, 2014.

There is no public trading market for the common units of limited partnership interest of Kilroy Realty, L.P. As a result, the aggregate market value of the common units of limited partnership interest held by non-affiliates of Kilroy Realty, L.P. cannot be determined.

As of February 6, 2015, 86,377,404 shares of Kilroy Realty Corporation’s common stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Kilroy Realty Corporation’s Proxy Statement with respect to its 2014 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III of this Form 10‑K.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2014 of Kilroy Realty Corporation and Kilroy Realty, L.P. Unless stated otherwise or the context otherwise requires, references to “Kilroy Realty Corporation” or the “Company,” “we,” “our,” and “us” mean Kilroy Realty Corporation, a Maryland corporation, and its controlled and consolidated subsidiaries, and references to “Kilroy Realty, L.P.” or the “Operating Partnership” mean Kilroy Realty, L.P., a Delaware limited partnership, and its controlled and consolidated subsidiaries.

The Company is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of December 31, 2014, the Company owned an approximate 98.0% common general partnership interest in the Operating Partnership. The remaining approximate 2.0% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of the Company. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control and can cause it to enter into certain major transactions including acquisitions, dispositions, and refinancings and cause changes in its line of business, capital structure and distribution policies.

There are a few differences between the Company and the Operating Partnership that are reflected in the disclosures in this Form 10-K. We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how the Company and the Operating Partnership operate as an interrelated, consolidated company. The Company is a REIT, the only material asset of which is the partnership interests it holds in the Operating Partnership. As a result, the Company does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. The Company itself is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company either directly or through its subsidiaries, conducts the operations of the Company’s business and is structured as a limited partnership with no publicly-traded equity. Except for net proceeds from equity issuances by the Company, which the Company generally contributes to the Operating Partnership in exchange for units of partnership interest, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness or through the issuance of units of partnership interest.

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

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	Item 6. Selected Financial Data – Kilroy Realty Corporation;

•	Item 6. Selected Financial Data – Kilroy Realty, L.P.;

•	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

◦	—Liquidity and Capital Resources of the Company; and

◦	—Liquidity and Capital Resources of the Operating Partnership;

•	consolidated financial statements;

•	the following notes to the consolidated financial statements:

◦	Note 6, Secured and Unsecured Debt of the Company;

◦	Note 7, Secured and Unsecured Debt of the Operating Partnership;

◦	Note 9, Noncontrolling Interests on the Company’s Consolidated Financial Statements;

◦	Note 10, Stockholders’ Equity of the Company;

◦	Note 11, Preferred and Common Units of the Operating Partnership;

◦	Note 19, Net Income Available to Common Stockholders Per Share of the Company;

◦	Note 20, Net Income Available to Common Unitholders Per Unit of the Operating Partnership;

◦	Note 22, Quarterly Financial Information of the Company (Unaudited); and

◦	Note 23, Quarterly Financial Information of the Operating Partnership (Unaudited).

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

Our stabilized portfolio of operating properties was comprised of the following office properties at December 31, 2014:

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied
Stabilized Office Properties	111	14,096,617	526	94.4%

Our stabilized portfolio includes all of our properties with the exception of development and redevelopment properties currently under construction or committed for construction, “lease-up” properties, undeveloped land, and real estate assets held for sale. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. As of December 31, 2014, we had no redevelopment properties. We define “lease-up” properties as properties we recently developed or redeveloped that have not yet reached 95% occupancy and are within one year following cessation of major construction activities. There were no operating properties in “lease-up” as of December 31, 2014. As of December 31, 2014, we had one land parcel held for sale. During the year ended December 31, 2014, we stabilized a redevelopment project in San Francisco, California, a development project consisting of three office buildings encompassing 587,429 square feet and a development project consisting of two office buildings encompassing 340,913 square feet, both in the San Francisco Bay Area, California. These projects are included in our stabilized portfolio as of December 31, 2014.

As of December 31, 2014, the following properties were excluded from our stabilized portfolio:

	Number of Properties/Projects	Estimated Rentable Square Feet (1)
Development projects under construction	6	1,732,000
_______________

(1)
Estimated rentable square feet upon completion. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Influence Future Results of Operations —Completed, In-Process and Future Development Pipeline” for more information.

Our stabilized portfolio also excludes our future development pipeline, which is comprised of nine potential development sites, representing approximately 104 gross acres of undeveloped land on which we believe we have the potential to develop over 3.0 million square feet of office space, depending upon economic conditions.

As of December 31, 2014, all of our properties and development projects were owned and all of our business was conducted in the state of California with the exception of thirteen office properties located in the state of Washington. All of our properties and development projects are 100% owned, excluding a development project owned by Redwood City Partners, LLC, a consolidated subsidiary (see Note 3 “Acquisitions” to our consolidated financial statements included in this report) and certain properties held at qualified intermediaries for potential future transactions that are intended to qualify as like-kind exchanges pursuant to Section 1031 of the Code (“Section 1031 Exchanges”) to defer taxable gains on dispositions for federal and state income tax purposes, which have been consolidated for financial reporting purposes (see Note 2 “Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included in this report).

We own our interests in all of our real estate assets through the Operating Partnership and the Finance Partnership and generally conduct substantially all of our operations through the Operating Partnership of which we owned a 98.0% common general partnership interest as of December 31, 2014. The remaining 2.0% common limited partnership interest in the Operating Partnership as of December 31, 2014 was owned by non-affiliated investors and certain of our executive officers and directors. Kilroy Realty Finance, Inc., a wholly owned subsidiary of the Company, is the sole general partner of the Finance Partnership and owns a 1.0% common general partnership interest. The Operating Partnership owns the remaining 99.0% common limited partnership interest. We conduct substantially all of our development activities through Kilroy Services, LLC (“KSLLC”), which is a wholly owned subsidiary of the Operating Partnership. With the exception of the Operating Partnership, certain properties held in Section 1031 Exchanges and Redwood City Partners LLC, all of the Company’s subsidiaries are wholly owned.

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
12200 West Olympic Boulevard, Suite 200
Los Angeles, California 90064

Business and Growth Strategies

Growth Strategies.    We believe that a number of factors and strategies will enable us to continue to achieve our objectives of long-term sustainable growth in Net Operating Income (defined below) and FFO (defined below) as well as maximization of long-term stockholder value. These factors and strategies include:

•	the quality, geographic location, physical characteristics and operating sustainability of our properties;

•
our ability to efficiently manage our assets as a low cost provider of commercial real estate through our seasoned management team possessing core capabilities in all aspects of real estate ownership, including property management, leasing, marketing, financing, accounting, legal, and construction and development management;

•
our access to development, redevelopment, acquisition and leasing opportunities as a result of our extensive experience and significant working relationships with major West Coast property owners, corporate tenants, municipalities and landowners given our over 65-year presence in the West Coast markets;

•
our active development program and our extensive future development pipeline of undeveloped land sites (see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations —Information on Leases Commenced and Executed” for additional information pertaining to the Company’s in-process and future development pipeline);

•
our capital recycling program (see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Operating Partnership” for additional information pertaining to the Company’s capital recycling program and related 2014 and 2015 property and land dispositions);

•
our ability to capitalize on inflection points in a real estate cycle to add quality assets to our portfolio at substantial discounts to long-term value, through either acquisition, development or redevelopment; and

•	our strong financial position that has and will continue to allow us to pursue attractive acquisition and development and redevelopment opportunities.

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

Operating Strategies.    We focus on enhancing long-term growth in Net Operating Income and FFO from our properties by:

•	maximizing cash flow from our properties through active leasing, early renewals and effective property management;

•	structuring leases to maximize returns and internal growth;

•	managing portfolio credit risk through effective underwriting, including the use of credit enhancements and interests in collateral to mitigate portfolio credit risk;

•	managing operating expenses through the efficient use of internal property management, leasing, marketing, financing, accounting, legal, and construction and development management functions;

•	maintaining and developing long-term relationships with a diverse tenant base;

•	managing our properties to offer the maximum degree of utility and operational efficiency to tenants;

•
building our current development projects to Leadership in Energy and Environmental Design (“LEED”) specifications. All of our development projects are now designed to achieve LEED certification, generally LEED Platinum or Gold;

•
actively pursuing LEED certification for over 1.7 million square feet of office space under construction. During the past few years we have significantly enhanced the sustainability profile of our portfolio, ending the year with 39% of our properties LEED certified and 56% ENERGY STAR certified. During 2014, the Company was recognized for our sustainability efforts with multiple industry leadership awards, including NAREIT's 2014 Office Leader in the Light Award. The company is also recognized by the Global Real Estate Sustainability Benchmark as the North American leader in sustainability and was ranked first among 151 North American participants across all asset types;

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

Development and Redevelopment Strategies.    We and our predecessors have developed office properties primarily located in California since 1947. As of December 31, 2014, our future development pipeline was comprised of nine potential development sites, representing approximately 104 gross acres of undeveloped land on which we believe we have the potential to develop over 3.0 million square feet of office space, depending upon economic conditions. Our strategy with respect to development is to:

•	maintain a disciplined approach by emphasizing pre-leasing, commencing development in stages or phasing, and cost control;

•	be the premier provider of modern and collaborative office buildings on the West Coast with focus on design and environment;

•	reinvest capital from dispositions of selective assets into new state-of-the-market development and acquisition assets with higher cash flow and rates of return;

•	execute on our development projects under construction and our future development pipeline, including expanding entitlements; and

•
evaluate redevelopment opportunities in supply-constrained markets because such efforts generally achieve similar returns to new development with reduced entitlement risk and shorter construction periods.

Redevelopment opportunities are those projects in which we spend significant development and construction costs on existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We may engage in the additional development or redevelopment of office properties when market conditions support a favorable risk-adjusted return on such development or redevelopment. We expect that our significant working relationships with tenants, municipalities and landowners on the West Coast will give us further access to development and redevelopment opportunities. We cannot assure you that we will be able to successfully develop or redevelop any of our properties or that we will have access to additional development or redevelopment opportunities.

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

Financing Strategies.    Our financing policies and objectives are determined by our board of directors. Our goal is to limit our dependence on leverage and maintain a conservative ratio of debt-to-total market capitalization. As of December 31, 2014, our total debt as a percentage of total market capitalization was 28.2%, and our total debt and liquidation value of our preferred equity as a percentage of total market capitalization was 30.4%, both of which were calculated based on the quoted closing price per share of the Company’s common stock of $69.07 on December 31, 2014 (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Company —Capitalization” for additional information). Our financing strategies include:

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

We utilize multiple sources of capital, including borrowings under our unsecured line of credit, proceeds from the issuance of public or private debt or equity securities and other bank and/or institutional borrowings and dispositions of selective assets. There can be no assurance that we will be able to obtain capital as needed on terms favorable to us or at all. See the discussion under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors That May Influence Future Results of Operations” and “Item 1A. Risk Factors.”

Significant Tenants

As of December 31, 2014, our 15 largest tenants in terms of annualized base rental revenues represented approximately 35.3% of our total annualized base rental revenues, defined as annualized monthly contractual rents from existing tenants as of December 31, 2014. Annualized base rental revenue includes the impact of straight-lining rent escalations and the amortization of free rent periods and excludes the impact of the following: amortization of deferred revenue related tenant-funded tenant improvements, amortization of above/below market rents, amortization for lease incentives due under existing leases and expense reimbursement revenue.

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

Segment and Geographic Financial Information

During 2014 and 2013, we had one reportable segment, our office properties segment. For information about our office property revenues and long-lived assets and other financial information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Results of Operations.”

As of December 31, 2014, all of our properties and development projects were owned and all of our business was conducted in the state of California with the exception of thirteen office properties located in the state of Washington. All of our properties and development projects are 100% owned, excluding a development project owned by Redwood City Partners, LLC, a consolidated subsidiary, and certain properties held in Section 1031 Exchanges, which have been consolidated for financial reporting purposes as variable interest entities (see Note 2 “Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included in this report).

Employees

As of December 31, 2014, we employed 226 people through the Operating Partnership, KSLLC, and Kilroy Realty TRS, Inc. We believe that relations with our employees are good.

Environmental Regulations and Potential Liabilities

Government Regulation Relating to the Environment.    Many laws and governmental regulations relating to the environment are applicable to our properties, and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently and may adversely affect us.

Existing conditions at some of our properties.    Independent environmental consultants have conducted Phase I or similar environmental site assessments on all of our properties. We generally obtain these assessments prior to the acquisition of a property and may later update them as required for subsequent financing of the property or as requested by a tenant. Site assessments are generally performed to American Society for Testing and Materials standards then-existing for Phase I site assessments and typically include a historical review, a public records review, a visual inspection of the surveyed site, and the issuance of a written report. These assessments do not generally include any soil samplings or subsurface investigations; however, if a Phase 1 does recommend that soil samples be taken or other subsurface investigations take place, we generally perform such recommended actions. Depending on the age of the property, the Phase I may have included an assessment of asbestos-containing materials or a separate hazardous materials survey may have been conducted. For properties where asbestos-containing materials were identified or suspected, an operations and maintenance plan was generally prepared and implemented.

Historical operations at or near some of our properties, including the presence of underground or above ground storage tanks, may have caused soil or groundwater contamination. In some instances, the prior owners of the affected properties conducted remediation of known contamination in the soils on our properties. Although we may be required to conduct further clean-up of the soil at these properties (see Note 15 “Commitments and Contingencies” to our consolidated financial statements included in this report for additional information regarding our ground lease obligations), we are not aware of any such condition, liability, or concern by any other means that would give rise to material environmental liability. However, our assessments may have failed to reveal all environmental conditions, liabilities, or compliance concerns; there may be material environmental conditions, liabilities, or compliance concerns that arose at a property after the review was completed; future laws, ordinances, or regulations may impose material additional environmental liability; and environmental conditions at our properties may be affected in the future by tenants, third parties, or the condition of land or operations near our properties, such as the presence of underground storage tanks. We cannot be certain that costs of future environmental compliance will not have an adverse effect on our financial condition, results of operations, cash flow, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to security holders.

Use of hazardous materials by some of our tenants.    Some of our tenants handle hazardous substances and wastes on our properties as part of their routine operations. Environmental laws and regulations may subject these tenants, and potentially us, to liability resulting from such activities. We generally require our tenants in their leases to comply with these environmental laws and regulations and to indemnify us for any related liabilities. As of December 31, 2014, other than routine cleaning materials, approximately 5-10% of our tenants handled hazardous substances and/or wastes on approximately 2-5% of the aggregate square footage of our properties as part of their routine operations. These tenants are primarily involved in the life sciences business. The hazardous substances and wastes are primarily comprised of diesel fuel for emergency generators and small quantities of lab and light manufacturing chemicals including, but not limited to, alcohol, ammonia, carbon dioxide, cryogenic gases, dichlorophenol, methane, naturalyte acid, nitrogen, nitrous oxide, and oxygen which are routinely used by life science companies. We are not aware of any material noncompliance, liability, or claim relating to hazardous or toxic substances or petroleum products in connection with any of our properties, and management does not believe that on-going activities by our tenants will have a material adverse effect on our operations.

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

Potential environmental liabilities may exceed our environmental insurance coverage limits, transactional indemnities or holdbacks.    We carry what we believe to be commercially reasonable environmental insurance. Our environmental insurance policies are subject to various terms, conditions and exclusions. Similarly, in connection with some transactions we obtain environmental indemnities and holdbacks that may not be honored by the indemnitors, may be less than the resulting liabilities or may otherwise fail to address the liabilities adequately. Therefore, we cannot provide any assurance that our insurance coverage or transactional indemnities will be sufficient or that our liability, if any, will not have a material adverse effect on our financial condition, results of operations, cash flows, quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to security holders.

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

Risks Related to our Business and Operations

Global market and economic conditions may adversely affect our liquidity and financial condition and those of our tenants. In the United States, market and economic conditions continue to be challenging with stricter regulations and modest growth. While recent economic data reflects moderate economic growth in the United States, there continues to be concern regarding the stability of the economy and credit markets generally. Volatility in the U.S. and international capital markets and concern over a return to recessionary conditions in global economies, and in the California economy in particular, may adversely affect our liquidity and financial condition and the liquidity and financial condition of our tenants. If these market conditions continue, they may limit our ability and the ability of our tenants to timely refinance maturing liabilities and access the capital markets to meet liquidity needs.

All of our properties are located in California and greater Seattle, Washington and we may therefore be susceptible to adverse economic conditions and regulations, as well as natural disasters, in those areas. Because all of our properties are concentrated in California and greater Seattle we may be exposed to greater economic risks than if we owned a more geographically dispersed portfolio. Further, within California, our properties are concentrated in Los Angeles, Orange County, San Diego County and the San Francisco Bay Area, exposing us to risks associated with those specific areas. We are susceptible to adverse developments in the economic and regulatory environments of California and greater Seattle (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation and other factors) as well as adverse weather conditions and natural disasters that occur in those areas (such as earthquakes, wind, landslides, droughts, fires and other events). In addition, California is also regarded as more litigious and more highly regulated and taxed than many other states, which may reduce demand for office space in California.

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

Events and conditions applicable to owners and operators of real estate that are beyond our control and could impact our economic performance and the value of our real estate assets may include:

•	local oversupply or reduction in demand for office or other commercial space, which may result in decreasing rental rates and greater concessions to tenants;

•	inability to collect rent from tenants;

•	vacancies or inability to rent space on favorable terms or at all;

•	inability to finance property development and acquisitions on favorable terms or at all;

•	increased operating costs, including insurance premiums, utilities and real estate taxes;

•	costs of complying with changes in governmental regulations;

•	the relative illiquidity of real estate investments;

•	changing submarket demographics;

•	changes in space utilization by our tenants due to technology, economic conditions and business culture;

•	the development of harmful mold or other airborne toxins or contaminants that could damage our properties or expose us to third-party liabilities; and

•	property damage resulting from seismic activity or other natural disasters.

We depend upon significant tenants, and the loss of a significant tenant could adversely affect our financial condition, results of operations, ability to borrow funds and cash flows. As of December 31, 2014, our 15 largest tenants represented approximately 35.3% of total annualized base rental revenues. See further discussion on the composition of our tenants by industry and our largest tenants under “Item 2. Properties —Significant Tenants.”

Our financial condition, results of operations, ability to borrow funds and cash flows would be adversely affected if any of our significant tenants fails to renew its lease(s), renew its lease(s) on terms less favorable to us, or becomes bankrupt or insolvent or otherwise unable to satisfy its lease obligations.

Downturn in tenants’ businesses may reduce our revenues and cash flows. For the year ended December 31, 2014, we derived approximately 98.3% of our revenues from continuing operations from rental income and tenant reimbursements. A tenant may experience a downturn in its business, which may weaken its financial condition and result in its failure to make timely rental payments or result in defaults under our leases. In the event of default by a tenant, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.

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

A large percentage of our tenants operate in a concentrated group of industries and downturns in these industries could adversely affect our financial condition, results of operations and cash flows. As of December 31, 2014, as a percentage of our annualized base rental revenue, 45% of our tenants operated in the technology and media industry, 15% in the finance, insurance and real estate industries, 14% in the professional, business and other services industries, 10% in the education and health services industries and 16% in other industries. As we expand our acquisition and development activities in markets populated by knowledge and creative based tenants in the technology and media industry, our tenant mix may become more concentrated, further exposing us to risks associated with that industry. For a further discussion of the composition of our tenants by industry, see “Item 2. Properties —Significant Tenants.” An economic downturn in any of these industries, or in any industry in which a significant number of our tenants currently or may in the future operate, could negatively impact the financial condition of such tenants and cause them to fail to make timely rental payments or default on lease obligations, fail to renew their leases or renew their leases on terms less favorable to us, become bankrupt or insolvent, or otherwise become unable to satisfy their obligations to us. As a result, a downturn in an industry in which a significant number of our tenants operate could adversely affect our financial conditions, result of operations and cash flows.

We may be unable to renew leases or re-lease available space. Most of our income is derived from the rent earned from our tenants. We had office space representing approximately 5.6%, of the total square footage of our properties that was not occupied as of December 31, 2014. In addition, leases representing approximately 8.7% and 6.0% of the leased rentable square footage of our properties are scheduled to expire in 2015 and 2016, respectively. Above market rental rates on some of our properties may force us to renew or re-lease expiring leases at rates below current lease rates. We cannot provide any assurance that leases will be renewed, available space will be re-leased or that our rental rates will be equal to or above the current rental rates. If the average rental rates for our properties decrease, existing tenants do not renew their leases, or available space is not re-leased, our financial condition, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders could be adversely affected.

We are subject to governmental regulations that may affect the development, redevelopment, and use of our properties. Our properties are subject to regulation under federal laws, such as the Americans with Disabilities Act of 1990 (the “ADA”), pursuant to which all public accommodations must meet federal requirements related to access and use by disabled persons, and state and local laws addressing earthquake, fire, and life safety requirements. Although we believe that our properties substantially comply with requirements under applicable governmental regulations, none of our properties have been audited or investigated for compliance by any regulatory agency. If we were not in compliance with material provisions of the ADA or other regulations affecting our properties, we might be required to take remedial action, which could include making modifications or renovations to our properties. Federal, state, or local governments may also enact future laws and regulations that could require us to make significant modifications or renovations to our properties. If we were to incur substantial costs to comply with the ADA or any other regulations, our financial condition, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders could be adversely affected.

Our properties are subject to land use rules and regulations that govern our development, redevelopment and use of our properties, such as Title 24 of the California Code of Regulations (“Title 24”), which prescribes building energy efficiency standards for residential and nonresidential buildings in the State of California. If we were not in compliance with material provisions of Title 24 or other regulations affecting our properties, we might be required to take remedial action, which could include making modifications or renovations to our properties. Changes in the existing land use rules and regulations and approval process that restrict or delay our ability to develop, redevelop or use our properties (such as potential restrictions on the use and/or density of new developments, water use and other uses and activities) or prescribe additional standards could have an adverse effect on our financial position, results of operations, cash flows, the quoted trading price of our securities and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

We may not be able to meet our debt service obligations. As of December 31, 2014, we had approximately $2.5 billion aggregate principal amount of indebtedness, of which $395.1 million is contractually due prior to December 31, 2015. Our total debt and preferred equity at December 31, 2014 represented 30.4% of our total market capitalization (which we define as the aggregate of our long-term debt, liquidation value of our preferred equity, and the market value of the Company’s common stock and the Operating Partnership’s common units of limited partnership interest, or common units). For calculation of our market capitalization and additional information on debt maturities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Company —Capitalization” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Operating Partnership —Liquidity Uses.”

The instruments and agreements governing some of our outstanding indebtedness (including borrowings under the Operating Partnership’s unsecured revolving credit facility, unsecured term loan facility and unsecured term loan) contain provisions that require us to repurchase for cash or repay that indebtedness under specified circumstances or upon the occurrence of specified events (including certain changes of control of the Company), and our future debt agreements and debt securities may contain similar provisions or may require that we offer to repurchase the applicable indebtedness for cash under specified circumstances or upon the occurrence of specified events. We may not have sufficient funds to pay our indebtedness when due (including upon any such required repurchase, repayment or offer to repurchase), and we may not be able to arrange for the financing necessary to make those payments on favorable terms or at all. In addition, our ability to make required payments on our indebtedness when due (including upon any such required repurchase, repayment or offer to repurchase) may be limited by the terms of other debt instruments or agreements. Our failure to pay amounts due in respect of any of our indebtedness when due may constitute an event of default under the instrument governing that indebtedness, which could permit the holders of that indebtedness to require the immediate repayment of that indebtedness in full and, in the case of secured indebtedness, could allow them to sell the collateral securing that indebtedness and use the proceeds to repay that indebtedness. Moreover, any acceleration of or default in respect of any of our indebtedness could, in turn, constitute an event of default under other debt instruments or agreements, thereby resulting in the acceleration and required repayment of that other indebtedness.

We cannot assure you that our business will generate sufficient cash flow from operations or that future sources of cash will be available to us in an amount sufficient to enable us to pay amounts due on our indebtedness or to fund our other liquidity needs, including cash distributions necessary to maintain the Company’s REIT qualification. Additionally, if we incur additional indebtedness in connection with future acquisitions or for any other purpose, our debt service obligations could increase.

We may need to refinance all or a portion of our indebtedness on or before maturity. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things:

•our financial condition, results of operations and market conditions at the time; and

•restrictions in the agreements governing our indebtedness.

As a result, we may not be able to refinance our indebtedness on commercially reasonable terms or at all. If we do not generate sufficient cash flow from operations, and additional borrowings or refinancings or proceeds of asset sales or other sources of cash are not available to us, we may not have sufficient cash to enable us meet all of our obligations. Accordingly, if we cannot service our indebtedness, we may have to take actions such as seeking additional equity financing, delaying capital expenditures, or strategic acquisitions and alliances. Any of these events or circumstances could have a material adverse effect on our financial condition, results of operations, cash flows, the trading price of our securities and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders. In addition, foreclosures could create taxable income without accompanying cash proceeds, which could require us to borrow or sell assets to raise the funds necessary to meet the REIT distribution requirements discussed below, even if such actions are not on favorable terms.

The covenants in the agreements governing the Operating Partnership’s unsecured revolving credit facility, unsecured term loan facility and unsecured term loan may limit our ability to make distributions to the holders of our common stock. The Operating Partnership’s $600.0 million unsecured revolving credit facility, $150.0 million unsecured term loan facility and $39.0 million unsecured term loan contain financial covenants that could limit the amount of distributions payable by us on our common stock and preferred stock. We rely on cash distributions we receive from the Operating Partnership to pay distributions on our common stock and preferred stock and to satisfy our other cash needs, and the unsecured revolving credit facility, unsecured term loan facility and unsecured term loan provide that the Operating Partnership may not, in any year, make partnership distributions to us or other holders of its partnership interests in an aggregate amount in excess of the greater of:

•
95% of the Operating Partnership’s consolidated funds from operations (as defined in the agreements governing the unsecured revolving credit facility, unsecured term loan facility and unsecured term loan) for such year; and

•
an amount which results in distributions to us (excluding any preferred partnership distributions to the extent the same have been deducted from consolidated funds from operations (as so defined) for such year) in an amount sufficient to permit us to pay dividends to our stockholders that we reasonably believe are necessary to (a) maintain our qualification as a REIT for federal and state income tax purposes and (b) avoid the payment of federal or state income or excise tax.

In addition, the agreements governing the unsecured revolving credit facility, unsecured term loan facility and unsecured term loan each provides that, if the Operating Partnership fails to pay any principal of or interest on any borrowings or other amounts payable under such agreement when due, the Operating Partnership may make only those partnership distributions that result in distributions to us in an amount sufficient to permit us to make distributions to our stockholders that we reasonably believe are necessary to maintain our status as a REIT for federal and state income tax purposes. Any limitation on our ability to make distributions to our stockholders, whether as a result of these provisions in the unsecured revolving credit facility, the unsecured term loan facility, unsecured term loan or otherwise, could have a material adverse effect on the market value of our common stock.

A downgrade in our credit ratings could materially adversely affect our business and financial condition. The credit ratings assigned to the Operating Partnership’s debt securities and our preferred stock could change based upon, among other things, our results of operations and financial condition. These ratings are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any rating will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. Moreover, these credit ratings do not apply to our common stock and are not recommendations to buy, sell or hold our common stock or any other securities. If any of the credit rating agencies that have rated the Operating Partnership’s debt securities or our preferred stock downgrades or lowers its credit rating, or if any credit rating agency indicates that it has placed any such rating on a so-called “watch list” for a possible downgrading or lowering or otherwise indicates that its outlook for that rating is negative, it could have a material adverse effect on our costs and availability of capital, which could in turn have a material adverse effect on our financial condition, results of operations, cash flows, the trading price of our securities and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

We face significant competition, which may decrease the occupancy and rental rates of our properties. We compete with several developers, owners and operators of office, undeveloped land and other commercial real estate, many of which own properties similar to ours in the same submarkets in which our properties are located but which have lower occupancy rates than our properties. Therefore, our competitors have an incentive to decrease rental rates until their available space is leased. If our competitors offer space at rental rates below the rates currently charged by us for comparable space, we may be pressured to reduce our rental rates below those currently charged in order to retain tenants when our tenant leases expire. As a result, our financial condition, results of operations, cash flow, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders may be adversely affected.

In order to maintain the quality of our properties and successfully compete against other properties, we must periodically spend money to maintain, repair and renovate our properties, which reduces our cash flows. If our properties are not as attractive to current and prospective tenants in terms of rent, services, condition or location as properties owned by our competitors, we could lose tenants or suffer lower rental rates. As a result, we may from time to time be required to make significant capital expenditures to maintain the competitiveness of our properties. There can be no assurances that any such expenditure would result in higher occupancy or higher rental rates, or deter existing tenants from relocating to properties owned by our competitors.

Potential casualty losses, such as earthquake losses, may adversely affect our financial condition, results of operations and cash flows. We carry comprehensive liability, fire, extended coverage, rental loss and terrorism insurance covering all of our properties. Management believes the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for generally uninsurable losses such as loss from riots or acts of God. In addition, all of our properties are located in earthquake-prone areas. We carry earthquake insurance on our properties in an amount and with deductibles that management believes are commercially reasonable. However, the amount of our earthquake insurance coverage may not be sufficient to cover losses from earthquakes. We may also discontinue earthquake insurance on some or all of our properties in the future if the cost of premiums for earthquake insurance exceeds the value of the coverage discounted for the risk of loss. If we experience a loss that is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. Further, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if the properties were irreparable.

We are subject to environmental and health and safety laws and regulations, and any costs to comply with, or liabilities arising under, such laws and regulations could be material. As an owner, operator, manager, acquirer and developer of real properties, we are subject to environmental and health and safety laws and regulations. Certain of these laws and regulations impose joint and several liability, without regard to fault, for investigation and clean-up costs on current and former owners and operators of real property and persons who have disposed of or released hazardous substances into the environment. At some of our properties, there are asbestos-containing materials, or tenants routinely handle hazardous substances as part of their operations. In addition, historical operations, including the presence of underground storage tanks, have caused soil or groundwater contamination at or near some of our properties. Although we believe that the prior owners of the affected properties or other persons may have conducted remediation of known contamination at these properties, not all such contamination has been remediated and further clean-up at these properties may be required. Unknown or unremediated contamination or the compliance with existing or new environmental or health and safety laws and regulations could require us to incur costs or liabilities that could be material. See “Item 1. Business —Environmental Regulations and Potential Liabilities.”

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

We may be unable to successfully complete and operate acquired, developed, and redeveloped properties. There are significant risks associated with property acquisition, development and redevelopment, including the possibility that:

•	we may be unable to lease acquired, developed or redeveloped properties at projected economic lease terms or within budgeted timeframes;

•	we may not complete development or redevelopment properties on schedule or within budgeted amounts;

•	we may expend funds on and devote management’s time to acquisition, development or redevelopment properties that we may not complete;

•	we may encounter delays or refusals in obtaining all necessary zoning, land use, and other required entitlements, and building, occupancy, and other required governmental permits and authorizations;

•	we may encounter delays, refusals, unforeseen cost increases and other impairments resulting from third-party litigation; and

•	we may fail to obtain the financial results expected from properties we acquire, develop or redevelop.

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

While we historically have acquired, developed and redeveloped office properties in California markets, over the past few years we have acquired thirteen properties in greater Seattle and may in the future acquire, develop or redevelop properties for other uses and expand our business to other geographic regions where we expect the development or acquisition of property to result in favorable risk-adjusted returns on our investment. Presently, we do not possess the same level of familiarity with other outside markets, which could adversely affect our ability to acquire, develop or redevelop properties or to achieve expected performance.

We face risks associated with the development of mixed-use commercial properties. We are currently developing, and in the future may develop, properties either alone or through joint ventures that are known as “mixed-use” developments. This means that in addition to the development of office space, the project may also include space for residential, retail or other commercial purposes. Generally we have less experience developing and managing non-office real estate. As a result, if a development project includes non-office space, we may develop that space ourselves or seek to partner with a third-party developer with more experience. If we do not partner with such a developer, or if we choose to develop the space ourselves, we would be exposed to specific risks associated with the development and ownership of non-office real estate. In addition, if we elect to participate in the development through a joint venture, we may be exposed to the risks associated with the failure of the other party to complete the development as expected, which could require that we identify another joint venture partner and/or complete the project ourselves (including providing any necessary financing). In the case of residential properties, these risks include competition for prospective tenants from other operators whose properties may be perceived to offer a better location or better amenities or whose rent may be perceived as a better value given the quality, location and amenities that the tenant seeks. With residential properties, we will also compete against apartments, condominiums and single-family homes that are for sale or rent. Because we have less experience with residential properties, we may retain third parties to manage these properties. If we decide to wholly own a non-office project and hire a third-party manager, we could be dependent on that party and its key personnel to provide services to us, and we may not find a suitable replacement if the management agreement is terminated, or if key personnel leave or otherwise become unavailable to us.

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers’ financial condition, and disputes between us and our co-venturers and could expose us to potential liabilities and losses. In addition to the Redwood City Partners, LLC venture formed during 2013 (see Note 2 “Basis of Presentation and Significant Accounting Policies” and Note 3 “Acquisitions” to our consolidated financial statements included in this report), we may continue to co-invest in the future with third parties through partnerships, joint ventures or other entities, or through acquiring non-controlling interests in, or sharing responsibility for, managing the affairs of a property, partnership, joint venture or other entity, which may subject us to risks that may not be present with other methods of ownership, including the following:

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

We own certain properties subject to ground leases and other restrictive agreements that limit our uses of the properties, restrict our ability to sell or otherwise transfer the properties and expose us to the loss of the properties if such agreements are breached by us, terminated or not renewed. As of December 31, 2014, we owned eleven office buildings, located on various land parcels and regions, which we lease individually on a long-term basis. As of December 31, 2014, we had approximately 1.9 million aggregate rentable square feet, or 13.2% of our total stabilized portfolio, of rental space located on these leased parcels and we may in the future invest in additional properties that are subject to ground leases or other similar restrictive arrangements. Many of these ground leases and other restrictive agreements impose significant limitations on our uses of the subject property, restrict our ability to sell or otherwise transfer our interests in the property or restrict our leasing of the property. These restrictions may limit our ability to timely sell or exchange the properties, impair the properties’ value or negatively impact our ability to find suitable tenants for the properties. In addition, if we default under the terms of any particular lease, we may lose the ownership rights to the property subject to the lease. Upon expiration of a lease, we may not be able to renegotiate a new lease on favorable terms, if at all. The loss of the ownership rights to these properties or an increase of rental expense could have an adverse effect on our financial condition, results of operations, cash flow, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

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

We face risks associated with short-term liquid investments. From time to time, we have significant cash balances that we invest in a variety of short-term investments that are intended to preserve principal value and maintain a high degree of liquidity while providing current income. These investments may include (either directly or indirectly):

•	direct obligations issued by the U.S. Treasury;

•	obligations issued or guaranteed by the U.S. government or its agencies;

•	taxable municipal securities;

•	obligations (including certificates of deposits) of banks and thrifts;

•	commercial paper and other instruments consisting of short-term U.S. dollar denominated obligations issued by corporations and banks;

•	repurchase agreements collateralized by corporate and asset-backed obligations;

•	both registered and unregistered money market funds; and

•	other highly rated short-term securities.

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

Our property taxes could increase due to reassessment or property tax rate changes. We are required to pay some state and local taxes on our properties. In addition, the real property taxes on our properties may increase as our properties are reassessed by taxing authorities or as property tax rates change. For example, under a current California law commonly referred to as “Proposition 13,” property tax reassessment generally occurs as a result of a “change in ownership” of a property, as specially defined for purposes of those rules. Because the property taxing authorities may not determine whether there has been a “change in ownership” or the actual reassessed value of a property for a period of time after a transaction has occurred, we may not know the impact of a potential reassessment for a considerable amount of time following a particular transaction. Therefore, the amount of property taxes we are required to pay could increase substantially from the property taxes we currently pay or have paid in the past, including on a retroactive basis. In addition, from time to time voters and lawmakers have announced initiatives to repeal or amend Proposition 13 to eliminate its application to commercial property and/or introduce split tax roll legislation. Such initiatives, if successful, would increase the assessed value and/or tax rates applicable to commercial property in California, including our office properties. An increase in the assessed value of our properties or our property tax rates could adversely impact our financial condition, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

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

We face risks associated with security breaches through cyber attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems. We face risks associated with security breaches, whether through cyber attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations (including managing our building systems), and, in some cases, may be critical to the operations of certain of our tenants. There can be no assurance that our efforts to maintain the security and integrity of these types of IT networks and related systems will be effective or that attempted security breaches or disruptions would not be successful or damaging. A security breach or other significant disruption involving our IT networks and related systems could, among other things:

•
result in unauthorized access to, destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, including personally identifiable and account information that could be used to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;

•	result in unauthorized access to or changes to our financial accounting and reporting systems and related data;

•	result in our inability to maintain building systems relied on by our tenants;

•	require significant management attention and resources to remedy any damage that result;

•	subject us to regulatory penalties or claims for breach of contract, damages, credits, penalties or terminations of leases or other agreements; or

•	damage our reputation among our tenants and investors.

These events could have an adverse impact on our financial condition, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

An increase in interest rates would increase our interest costs on variable rate debt and could adversely affect our financial condition, results of operations and cash flows. As of December 31, 2014 approximately 13.4% of our total outstanding debt was subject to variable interest rates and therefore subject to interest rate risk. In addition, we have an unsecured revolving credit facility bearing interest at a variable rate on all amounts drawn on the facility and we may incur additional variable rate debt in the future. Increase in interest rates on variable rate debt would increase our interest expense. Further, rising interest rates could limit our ability to refinance existing debt when it matures. To mitigate this risk, in the future we may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements would be intended to lessen the impact of rising interest rates on us, they could also expose us to the risk that the counterparties fail to perform, or the underlying transactions could fail to qualify as highly-effective cash flow hedges under the accounting guidance.

The trading price of our common stock may fluctuate significantly. The trading price of our common stock may fluctuate significantly. Between January 1, 2014 and December 31, 2014, the closing sale price of KRC’s common stock on the New York Stock Exchange, or the NYSE, ranged from $50.18 to $71.10 per share. The trading price of our common stock may fluctuate in response to many factors, including:

•	actual or anticipated variations in our operating results, funds from operations, cash flows, liquidity or distributions;

•	our ability to successfully execute on our development program;

•	our ability to successfully complete acquisitions and operate acquired properties;

•	earthquakes;

•	changes in our earnings estimates or those of analysts;

•	publication of research reports about us, the real estate industry generally or the office and industrial sectors in which we operate;

•	the failure to maintain our current credit ratings or comply with our debt covenants;

•	increases in market interest rates that lead purchasers of our common stock to demand a higher dividend yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any debt or equity securities we may issue or additional debt we incur in the future;

•	additions or departures of key management personnel;

•	actions by institutional stockholders;

•	speculation in the press or investment community;

•	high levels of volatility in the credit markets;

•	general market and economic conditions; and

•	the realization of any of the other risk factors included in this report.

Many of the factors listed above are beyond our control. These factors may cause the trading price of our common stock to decline, regardless of our financial performance and condition and prospects. It is impossible to provide any assurance that the trading price of our common stock or the amount of dividends we pay on our common stock will not decline in the future, and it may be difficult for holders to resell shares of our common stock at prices they find attractive or at all.

Changes in accounting pronouncements could adversely affect our operating results, in addition to the reported financial performance of our tenants. Uncertainties posed by various initiatives of accounting standard-setting by the Financial Accounting Standards Board and the Securities and Exchange Commission, which establish and govern accounting standards for U.S. companies, may change the financial accounting and reporting standards or their interpretation and application of these standards that govern the preparation of our financial statements, including proposed changes in lease accounting.

Proposed and/or future changes in accounting standards could have a material impact on our reported financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in potentially material restatements of prior period financial statements. Similarly, these changes could have a material impact on our tenants’ reported financial condition or results of operations or could impact our tenants’ business decisions in leasing real estate.

We face risks associated with our tenants and contractual counterparties being designated “Prohibited Persons” by the Office of Foreign Assets Control. Pursuant to Executive Order 13224 and other laws, the Office of Foreign Assets Control of the United States Department of the Treasury (“OFAC”) maintains a list of persons designated as terrorists or who are otherwise blocked or banned (“Prohibited Persons”). OFAC regulations and other laws prohibit conducting business or engaging in transactions with Prohibited Persons (the “OFAC Requirements”). Certain of our loan and other agreements require us to comply with OFAC Requirements. Our leases and other agreements, in general, require the other party to comply with OFAC Requirements. If a tenant or other party with whom we contract is placed on the OFAC list we may be required by the OFAC Requirements to terminate the lease or other agreement. Any such termination could result in a loss of revenue or a damage claim by the other party that the termination was wrongful.

Risks Related to Our Organizational Structure

Loss of our key personnel could harm our operations and financial performance and adversely affect the quoted trading price of our securities. The leadership and performance of our executive and senior officers, play a key role in the success of the Company. They are integral to the Company’s success for many reasons, including that each has a strong national or regional reputation in our industry and investment community. In addition, they have significant relationships with investors, lenders, tenants and industry personnel, which benefit the Company.

Our growth depends on external sources of capital that are outside of our control and the inability to obtain capital on terms that are acceptable to us, or at all, could adversely affect our financial condition and results of operations. The Company is required under the Code to distribute at least 90% of its taxable income (subject to certain adjustments and excluding any net capital gain), and the Operating Partnership is required to make distributions to the Company to allow the Company to satisfy these REIT distribution requirements. Because of these distribution requirements, the Operating Partnership is required to make distributions to the Company, and we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, management relies on third-party sources of capital to fund our capital needs. We may not be able to obtain financing on favorable terms or at all. Any additional debt we incur will increase our leverage. Access to third-party sources of capital depends, in part, on general market conditions and the availability of credit, the market’s perception of our growth potential, our current and expected future earnings, our cash flows and cash distributions and the quoted trading price of our securities. If we cannot obtain capital from third-party sources, our financial condition, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders may be adversely affected.

Our common limited partners have limited approval rights, which may prevent us from completing a change of control transaction that may be in the best interests of all our security holders. The Company may not withdraw as the Operating Partnership’s general partner or transfer its general partnership interest in the Operating Partnership without the approval of the holders of at least 60% of the units representing common limited partnership interests, including the common units held by the Company in its capacity as the Operating Partnership’s general partner. In addition, the Company may not engage in a merger, consolidation or other combination or the sale of substantially all of its assets or such similar transaction, without the approval of the holders of 60% of the common units, including the common units held by the Company in its capacity as the Operating Partnership’s general partner. The right of our common limited partners to vote on these transactions could limit our ability to complete a change of control transaction that might otherwise be in the best interest of all our security holders.

In certain circumstances, our limited partners must approve our dissolution and the disposition of properties contributed by the limited partners. For as long as limited partners own at least 5% of all of the Operating Partnership’s partnership interests, we must obtain the approval of limited partners holding a majority of the units representing common limited partnership interests before we may dissolve. As of December 31, 2014, limited partners owned approximately 2.0% of the Operating Partnership’s partnership interests, of which 0.9% was owned by John B. Kilroy, Jr. In addition, we agreed to use commercially reasonable efforts to minimize the tax consequences to common limited partners resulting from the repayment, refinancing, replacement, or restructuring of debt, or any sale, exchange, or other disposition of any of our other assets. The exercise of one or more of these approval rights by the limited partners could delay or prevent us from completing a transaction that may be in the best interest of all our security holders.

The Chairman of our board of directors and our President and Chief Executive Officer has substantial influence over our affairs. John B. Kilroy, Jr. is the Chairman of our board of directors and our President and Chief Executive Officer. John B. Kilroy, Jr. beneficially owned, as of December 31, 2014, approximately 1.8% of the total outstanding shares of our common stock. The percentage of outstanding shares of common stock beneficially owned includes 86,929 shares of common stock, 434,329 restricted stock units (“RSUs”) that were vested and held by John B. Kilroy, Jr. at December 31, 2014, and assumes the exchange into shares of our common stock of the 782,059 common units of the Operating Partnership held by John B. Kilroy, Jr. (which may be exchanged for an equal number of shares of our common stock).

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

There are restrictions on the ownership of the Company’s capital stock that limit the opportunities for a change of control at a premium to existing security holders. Provisions of the Maryland General Corporation Law, the Company’s charter and bylaws and the Operating Partnership’s partnership agreement may delay, deter, or prevent a change of control of the Company, or the removal of existing management. Any of these actions might prevent our security holders from receiving a premium for their shares of common stock or common units over the then-prevailing market price of the shares of our common stock.

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

The Company’s charter contains provisions that may delay, deter or prevent a change of control transaction. The following provisions of the Company’s charter may delay or prevent a change of control over us, even if a change of control might be beneficial to our security holders, deter tender offers that may be beneficial to our security holders, or limit security holders’ opportunity to receive a potential premium for their shares and/or units if an investor attempted to gain shares beyond the Company’s ownership limits or otherwise to effect a change of control:

•
the Company’s charter authorizes the board of directors to issue up to 30,000,000 shares of the Company’s preferred stock, including convertible preferred stock, without stockholder approval. The board of directors may establish the preferences, rights and other terms, including the right to vote and the right to convert into common stock any shares issued. The issuance of preferred stock could delay or prevent a tender offer or a change of control even if a tender offer or a change of control was in our security holder’s interest. As of December 31, 2014, 8,000,000 shares of the Company’s preferred stock were issued and outstanding, consisting of 4,000,000 shares of the Company’s Series G Preferred Stock and 4,000,000 shares of the Company’s Series H Preferred Stock; and

•
the Company’s charter states that any director, or the entire board of directors, may be removed from office at any time, but only for cause and then only by the affirmative vote of the holders of at least two thirds of the votes of the Company’s capital stock entitled to be cast in the election of directors.

The board of directors may change investment and financing policies without stockholder or unitholder approval. Our board of directors determines our major policies, including policies and guidelines relating to our acquisition, development and redevelopment activities, leverage, financing, growth, operations, indebtedness, capitalization and distributions to our security holders. Our board of directors may amend or revise these and other policies and guidelines from time to time without stockholder or unitholder approval. Accordingly, our stockholders and unitholders will have limited control over changes in our policies and those changes could adversely impact our financial condition, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

We are not limited in our ability to incur debt. Our financing policies and objectives are determined by the board of directors. Our goal is to limit our dependence on leverage and maintain a conservative ratio of debt to total market capitalization. However, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. As of December 31, 2014, we had approximately $2.5 billion aggregate principal amount of indebtedness outstanding, which represented 28.2% of our total market capitalization. Our total debt and the liquidation value of our preferred equity as a percentage of total market capitalization was approximately 30.4% as of December 31, 2014. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Company —Capitalization” for a calculation of our market capitalization. These ratios may be increased or decreased without the consent of our unitholders or stockholders. Increases in the amount of debt outstanding would result in an increase in our debt service, which could adversely affect cash flow and our ability to pay dividends and distributions to our security holders. Higher leverage also increases the risk of default on our obligations and limits our ability to obtain additional financing in the future.

We may issue additional common units and shares of capital stock without unitholder or stockholder approval, as applicable, which may dilute unitholder or stockholder investment. The Company may issue shares of our common stock, preferred stock or other equity or debt securities without stockholder approval, including the issuance of shares to satisfy REIT dividend distribution requirements. Similarly, the Operating Partnership may offer its common or preferred units for contributions of cash or property without approval by our stockholders or the Operating Partnership’s unitholders. Existing security holders have no preemptive rights to acquire any of these securities, and any issuance of equity securities under these circumstances may dilute a unitholder's or stockholder's investment.

The market price of our common stock may be adversely affected by future offerings of debt and equity securities by us or the Operating Partnership. In the future, we may increase our capital resources by offering our debt securities and preferred stock, the Operating Partnership’s debt securities and equity securities and our or the Operating Partnership’s other borrowings. Upon our liquidation, dissolution or winding-up, holders of such debt securities, our preferred stock and Operating Partnership’s equity securities, and lenders with respect to other borrowings by us and the Operating Partnership, will be entitled to receive distributions of our available assets prior to the holders of our common stock and it is possible that, after making distributions on these other securities and borrowings, no assets would be available for distribution to holders of our common stock. In addition, the Operating Partnership’s debt and equity securities and borrowings are structurally senior to our common stock, our debt securities and borrowings are senior in right of payment to our common stock, and our outstanding preferred stock has and any preferred stock we may issue in the future may have a preference over our common stock, and all payments (including dividends, principal and interest) and liquidating distributions on such securities and borrowings could limit our ability to pay dividends or make other distributions to the holders of our common stock. Because any decision to issue securities and make borrowings in the future will depend on market conditions and other factors, some of which may be beyond our control, we cannot predict or estimate the amount, timing or nature of our or the Operating Partnership’s future offerings or borrowings. Such future offerings or borrowings may reduce the market price of our common stock.

Sales of a substantial number of shares of the Company’s securities, or the perception that this could occur, could result in decreasing the quoted trading price per share of the Company’s common stock and of the Operating Partnership’s publicly-traded notes. Management cannot predict whether future issuances of shares of the Company’s common stock, or the availability of shares for resale in the open market will result in decreasing the market price per share of the Company’s common stock. As of December 31, 2014, 86,259,684 shares of the Company’s common stock and 8,000,000 shares of the Company’s preferred stock, consisting of 4,000,000 shares of Series G Preferred Stock and 4,000,000 shares of Series H Preferred Stock, were issued and outstanding.

As of December 31, 2014, the Company had reserved for future issuance the following shares of common stock: 1,804,200 shares issuable upon the exchange, at the Company’s option, of the Operating Partnership’s common units; 681,626 shares remained available for grant under our 2006 Incentive Award Plan (see Note 12 “Shared-Based Compensation” to our consolidated financial statements included in this report); 1,248,352 shares issuable upon settlement of RSUs; 247,089 shares contingently issuable upon settlement of RSUs subject to performance conditions; and 1,008,000 shares issuable upon exercise of outstanding options. The Company has a currently effective registration statement registering 7,120,000 shares of our common stock for possible issuance under our 2006 Incentive Award Plan. The Company has a currently effective registration statement registering 1,821,503 shares of our common stock for possible issuance to and resale by certain holders of the Operating Partnership’s common units. That registration statement also registers 141,634 shares of common stock held by certain stockholders for possible resale. Consequently, if and when the shares are issued, they may be freely traded in the public markets. The Company has a currently effective registration statement registering a total of up to 9,236,100 shares of our common stock (subject to certain anti-dilution and other potential adjustments) issuable upon conversion of our Series G preferred stock and Series H preferred stock following a “Change of Control” (as defined in the terms of the Series G preferred stock and Series H preferred stock, respectively) of the Company, and, if and when issued, will generally be freely tradable in the public markets. The Company also has a currently effective registration statement registering 1,575,981 shares of our common stock issued in net settlement of the 4.25% Exchangeable Notes. Consequently, if and when the shares are issued or sold under these registration statements, they will be freely tradable in the public markets.

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

Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury regulations that have been promulgated under the Code is greater in the case of a REIT that, like the Company, holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within our control may affect the Company’s ability to continue to qualify as a REIT. For example, to qualify as a REIT, at least 95% of the Company’s gross income in any year must be derived from qualifying sources. Also, the Company must make distributions to its stockholders aggregating annually at least 90% of the Company’s net taxable income (excluding any net capital gains). In addition, legislation, new regulations, administrative interpretations or court decisions may adversely affect the Company’s security holders or the Company’s ability to qualify as a REIT for federal income tax purposes or the desirability of an investment in a REIT relative to other investments. Although management believes that we are organized and operate in a manner to permit the Company to continue to qualify as a REIT, we cannot provide assurances that the Company has qualified or will continue to qualify as a REIT for tax purposes. We have not requested and do not plan to request a ruling from the Internal Revenue Service (“IRS”) regarding the Company’s qualification as a REIT.

To maintain the Company’s REIT status, we may be forced to borrow funds during unfavorable market conditions. To qualify as a REIT, the Company generally must distribute to its stockholders at least 90% of the Company’s net taxable income each year (excluding any net capital gains), and the Company will be subject to regular corporate income taxes to the extent that it distributes less than 100% of its net taxable income each year. In addition, the Company will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions it pays in any calendar year are less than the sum of 85% of its ordinary income, 95% of its net capital gains, and 100% of its undistributed income from prior years. To maintain the Company’s REIT status and avoid the payment of federal income and excise taxes, the Operating Partnership may need to borrow funds and distribute or loan the proceeds to the Company so it can meet the REIT distribution requirements even if the then-prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from differences in timing between the actual receipt of income and inclusion of income for federal income tax purposes, or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments.

If a transaction intended to qualify as a Section 1031 Exchange is later determined to be taxable, we may face adverse consequences, and if the laws applicable to such transactions are amended or repealed, we may not be able to dispose of properties on a tax deferred basis. From time to time we dispose of properties in transactions that are intended to qualify as Section 1031 Exchanges. It is possible that the qualification of a transaction as a Section 1031 Exchange could be successfully challenged and determined to be currently taxable. In such case, our taxable income and earnings and profits would increase. This could increase the dividend income to our stockholders by reducing any return of capital they received. In some circumstances, we may be required to pay additional dividends or, in lieu of that, corporate income tax, possibly including interest and penalties. As a result, we may be required to borrow funds in order to pay additional dividends or taxes and the payment of such taxes could cause us to have less cash available to distribute to our stockholders. In addition, if a Section 1031 Exchange were later to be determined to be taxable, we may be required to amend our tax returns for the applicable year in question, including any information reports we sent our stockholders. Moreover, it is possible that legislation could be enacted that could modify or repeal the laws with respect to Section 1031 Exchanges, which could make it more difficult or not possible for us to dispose of properties on a tax deferred basis.

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

None.

ITEM 2.    PROPERTIES

General

Our stabilized portfolio of operating properties was comprised of the following office properties at December 31, 2014:

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied
Stabilized Office Properties	111	14,096,617	526	94.4%

Our stabilized portfolio includes all of our properties with the exception of development and redevelopment properties currently under construction or committed for construction, “lease-up” properties, undeveloped land, and real estate assets held for sale. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. As of December 31, 2014, we had no redevelopment properties. We define “lease-up” properties as properties we recently developed or redeveloped that have not yet reached 95% occupancy and are within one year following cessation of major construction activities. There were no operating properties in “lease-up” as of December 31, 2014. As of December 31, 2014, we had one land parcel held for sale. During the year ended December 31, 2014, we stabilized a redevelopment project in San Francisco, California, a development project consisting of three office buildings encompassing 587,429 square feet and a development project consisting of two office buildings encompassing 340,913 square feet, both in the San Francisco Bay Area, California. These projects are included in our stabilized portfolio as of December 31, 2014. These projects are included in our stabilized portfolio as of December 31, 2014.

As of December 31, 2014, the following properties were excluded from our stabilized portfolio:

	Number of Properties/Projects	Estimated Rentable Square Feet (1)
Development projects under construction	6	1,732,000
_______________

(1)
Estimated rentable square feet upon completion. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors That May Influence Future Results of Operations —Completed, In-Process and Future Development Pipeline” for more information.

Our stabilized portfolio also excludes our future development pipeline, which is comprised of nine potential development sites, representing approximately 104 gross acres of undeveloped land on which we believe we have the potential to develop over 3.0 million square feet of office space, depending upon economic conditions.

As of December 31, 2014, all of our properties and development projects were owned and all of our business was conducted in the state of California with the exception of thirteen office properties located in the state of Washington. All of our properties and development projects are 100% owned, excluding a development project owned by Redwood City Partners, LLC, a consolidated subsidiary (see Note 3 “Acquisitions” to our consolidated financial statements included in this report) and certain properties held at qualified intermediaries for potential future Section 1031 Exchanges, which have been consolidated for financial reporting purposes (see Note 2 “Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included in this report).

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

In general, the office properties are leased to tenants on a full service gross, modified gross or triple net basis. Under a full service gross lease, we are obligated to pay the tenant’s proportionate share of real estate taxes, insurance and operating expenses up to the amount incurred during the tenant’s first year of occupancy (“Base Year”) or a negotiated amount approximating the tenant’s pro-rata share of real estate taxes, insurance and operating expenses (“Expense Stop”). The tenant pays its pro-rata share of increases in expenses above the Base Year or Expense Stop. A modified gross lease is similar to a full service gross lease, except tenants are obligated to pay their proportionate share of certain operating expenses, usually electricity, directly to the service provider. In addition, some office properties, primarily in the greater Seattle region, are leased to tenants on a triple net basis, pursuant to which the tenants pay their proportionate share of real estate taxes, operating costs and utility costs.

We believe that all of our properties are well maintained and do not require significant capital improvements. As of December 31, 2014, we managed all of our properties through internal property managers.

Office Properties

The following table sets forth certain information relating to each of the stabilized office properties owned as of December 31, 2014.

Property Location		No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/2014 (1)	Annualized Base Rent (in $000’s) (2)	Annualized Rent Per Square Foot (2)
Los Angeles and Ventura Counties
23925 Park Sorrento, Calabasas, California	(3)	1	2001	11,789	100.0%	$421	$35.72
23975 Park Sorrento, Calabasas, California	(3)	1	2002	104,797	100.0%	3,482	34.10
24025 Park Sorrento, Calabasas, California	(3)	1	2000	108,671	96.9%	3,638	34.56
2829 Townsgate Road, Thousand Oaks, California	(3)	1	1990	81,067	100.0%	2,306	28.45
2240 E. Imperial Highway, El Segundo, California	(4)	1	1983/ 2008	122,870	100.0%	4,129	33.60
2250 E. Imperial Highway, El Segundo, California	(8)	1	1983	298,728	100.0%	9,779	32.87
2260 E. Imperial Highway, El Segundo, California	(4)	1	1983/ 2012	298,728	100.0%	10,497	35.14
909 Sepulveda Blvd., El Segundo, California	(3)	1	1972/ 2005	241,607	100.0%	6,643	27.82
999 Sepulveda Blvd., El Segundo, California	(3)	1	1962/ 2003	128,592	92.7%	2,861	24.43
6255 W. Sunset Blvd, Los Angeles, California	(9)	1	1971/ 1999	324,617	90.6%	10,256	35.71
3750 Kilroy Airport Way, Long Beach, California	(3)	1	1989	10,457	86.1%	109	19.95
3760 Kilroy Airport Way, Long Beach, California	(3)	1	1989	165,278	75.3%	3,726	29.95
3780 Kilroy Airport Way, Long Beach, California	(3)	1	1989	219,822	83.4%	4,335	24.19
3800 Kilroy Airport Way, Long Beach, California	(3)	1	2000	192,476	98.5%	5,792	30.55
3840 Kilroy Airport Way, Long Beach, California	(3)	1	1999	136,026	100.0%	4,915	36.13
3880 Kilroy Airport Way, Long Beach, California	(10)	1	1987/ 2013	96,035	100.0%	2,793	29.08
3900 Kilroy Airport Way, Long Beach, California	(3)	1	1987	126,840	90.8%	2,801	24.36
12100 W. Olympic Blvd., Los Angeles, California	(3)	1	2003	150,167	94.4%	5,421	38.23
12200 W. Olympic Blvd., Los Angeles, California	(3)	1	2000	150,117	97.9%	4,438	31.48
12233 W. Olympic Blvd., Los Angeles, California	(11)	1	1980/ 2011	151,029	94.5%	2,115	39.37

Property Location		No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/2014 (1)	Annualized Base Rent (in $000’s) (2)	Annualized Rent Per Square Foot (2)
12312 W. Olympic Blvd, Los Angeles, California	(12)	1	1950/ 1997	76,644	—%	—	—
1633 26th Street, Santa Monica, California	(3)	1	1972/ 1997	44,915	100.0%	1,270	28.28
2100/2110 Colorado Avenue, Santa Monica, California	(3)	3	1992/ 2009	102,864	100.0%	4,357	42.36
3130 Wilshire Blvd., Santa Monica, California	(3)	1	1969/ 1998	88,339	95.7%	2,762	33.59
501 Santa Monica Blvd., Santa Monica, California	(3)	1	1974	73,115	78.8%	2,558	45.70
Subtotal/Weighted Average – Los Angeles and Ventura Counties		27		3,505,590	92.8%	$101,404	$32.39
Orange County
2211 Michelson, Irvine, California	(3)	1	2007	271,556	98.7%	$9,736	$36.72
Subtotal/Weighted Average – Orange County		1		271,556	98.7%	$9,736	$36.72
San Diego County
12225 El Camino Real, Del Mar, California	(4)	1	1998	58,401	100.0%	$1,965	$33.64
12235 El Camino Real, Del Mar, California	(4)	1	1998	54,673	82.1%	1,648	36.71
12340 El Camino Real, Del Mar, California	(4)	1	2002	87,374	88.8%	3,370	43.43
12390 El Camino Real, Del Mar, California	(4)	1	2000	72,332	100.0%	3,069	42.44
12348 High Bluff Drive, Del Mar, California	(13)	1	1999	38,806	100.0%	1,275	32.86
12400 High Bluff Drive, Del Mar, California	(4)	1	2004	209,220	100.0%	10,670	51.00
3579 Valley Centre Drive, Del Mar, California	(4)	1	1999	50,677	100.0%	1,902	37.54
3611 Valley Centre Drive, Del Mar, California	(4)	1	2000	130,349	96.3%	5,202	41.43
3661 Valley Centre Drive, Del Mar, California	(4)	1	2001	129,782	89.7%	3,410	36.03
3721 Valley Centre Drive, Del Mar, California	(4)	1	2003	114,780	79.9%	4,155	45.28
3811 Valley Centre Drive, Del Mar, California	(5)	1	2000	112,067	100.0%	5,199	46.39
7525 Torrey Santa Fe, 56 Corridor, California	(5)	1	2007	103,979	100.0%	3,012	28.97
7535 Torrey Santa Fe, 56 Corridor, California	(5)	1	2007	130,243	100.0%	3,693	28.35
7545 Torrey Santa Fe, 56 Corridor, California	(5)	1	2007	130,354	100.0%	3,609	27.68
7555 Torrey Santa Fe, 56 Corridor, California	(5)	1	2007	101,236	100.0%	3,175	31.36
12780 El Camino Real, Del Mar, California	(5)	1	2013	140,591	100.0%	6,366	45.28
12790 El Camino Real, Del Mar, California	(4)	1	2013	78,349	100.0%	3,196	40.79
13280 Evening Creek Drive South, I-15 Corridor, California	(3)	1	2008	41,196	86.6%	889	24.91
13290 Evening Creek Drive South, I-15 Corridor, California	(4)	1	2008	61,180	100.0%	1,453	23.75
13480 Evening Creek Drive North, I-15 Corridor, California	(4)	1	2008	149,817	100.0%	7,779	51.92
13500 Evening Creek Drive North, I-15 Corridor, California	(4)	1	2004	147,533	100.0%	6,286	42.61

Property Location		No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/2014 (1)	Annualized Base Rent (in $000’s) (2)	Annualized Rent Per Square Foot (2)
13520 Evening Creek Drive North, I-15 Corridor, California	(4)	1	2004	141,128	96.6%	4,829	36.19
2355 Northside Drive, Mission Valley, California	(3)	1	1990	53,610	87.4%	1,197	26.42
2365 Northside Drive, Mission Valley, California	(3)	1	1990	96,436	73.3%	2,239	31.67
2375 Northside Drive, Mission Valley, California	(14)	1	1990	51,516	91.9%	1,398	29.54
2385 Northside Drive, Mission Valley, California	(3)	1	2008	89,023	100.0%	2,801	31.46
2305 Historic Decatur Road, Point Loma, California	(15)	1	2009	103,900	46.3%	1,492	31.12
4921 Directors Place, Sorrento Mesa, California	(4)	1	2008	56,136	84.9%	1,242	26.05
4939 Directors Place, Sorrento Mesa, California	(5)	1	2002	60,662	100.0%	2,276	37.52
4955 Directors Place, Sorrento Mesa, California	(5)	1	2008	76,246	100.0%	2,881	37.79
10770 Wateridge Circle, Sorrento Mesa, California	(5)	1	1989	174,310	70.8%	1,854	15.02
6260 Sequence Drive, Sorrento Mesa, California	(6)	1	1997	130,536	100.0%	2,908	22.28
6290 Sequence Drive, Sorrento Mesa, California	(5)	1	1997	90,000	—%	—	—
6310 Sequence Drive, Sorrento Mesa, California	(5)	1	2000	62,415	100.0%	1,295	20.75
6340 Sequence Drive, Sorrento Mesa, California	(5)	1	1998	66,400	100.0%	1,416	21.32
6350 Sequence Drive, Sorrento Mesa, California	(6)	1	1998	132,600	100.0%	3,111	23.46
10390 Pacific Center Court, Sorrento Mesa, California	(5)	1	2002	68,400	100.0%	2,771	40.52
10394 Pacific Center Court, Sorrento Mesa, California	(5)	1	1995	59,630	100.0%	1,182	19.83
10398 Pacific Center Court, Sorrento Mesa, California	(5)	1	1995	43,645	100.0%	698	15.99
10421 Pacific Center Court, Sorrento Mesa, California	(5)	1	1995/ 2002	75,899	100.0%	1,076	14.18
10445 Pacific Center Court, Sorrento Mesa, California	(5)	1	1995	48,709	100.0%	936	19.22
10455 Pacific Center Court, Sorrento Mesa, California	(7)	1	1995	90,000	100.0%	1,112	12.35
5717 Pacific Center Blvd, Sorrento Mesa, California	(6)	1	2001/ 2005	67,995	100.0%	1,503	22.11
4690 Executive Drive, UTC, California	(16)	1	1999	47,212	100.0%	1,077	22.82
6200 Greenwich Drive, Governor Park, California	(3)	1	1999	73,507	—%	—	—
6220 Greenwich Drive, Governor Park, California	(4)	1	1996	141,214	100.0%	4,286	30.35
Subtotal/Weighted Average – San Diego County		46		4,244,068	90.9%	$126,903	$33.12
San Francisco
4100 Bohannon Drive, Menlo Park, California	(6)	1	1985	47,379	100.0%	$1,719	$36.27
4200 Bohannon Drive, Menlo Park, California	(6)	1	1987	45,451	100.0%	1,739	38.26
4300 Bohannon Drive, Menlo Park, California	(6)	1	1988	63,079	100.0%	2,485	39.39

Property Location		No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/2014 (1)		Annualized Base Rent (in $000’s) (2)	Annualized Rent Per Square Foot (2)
4400 Bohannon Drive, Menlo Park, California	(6)	1	1988	48,146	100.0%		1,489	32.97
4500 Bohannon Drive, Menlo Park, California	(6)	1	1990	63,078	100.0%		2,041	32.35
4600 Bohannon Drive, Menlo Park, California	(17)	1	1990	48,147	100.0%		1,172	40.92
4700 Bohannon Drive, Menlo Park, California	(6)	1	1989	63,078	100.0%		2,275	36.07
331 Fairchild Drive, Mountain View, California	(5)	1	2013	87,147	100.0%		4,185	48.03
680 E. Middlefield Road Mountain View, California	(5)	1	2014	170,090	100.0%		7,666	45.07
690 E. Middlefield Road Mountain View, California	(5)	1	2014	170,823	100.0%		7,699	45.07
303 Second Street, San Francisco, California	(18)	1	1988	740,047	97.9%		32,410	44.94
100 First Street, San Francisco, California	(19)	1	1988	466,490	95.7%		21,182	48.33
250 Brannan Street, San Francisco, California	(4)	1	1907/ 2001	95,008	100.0%		5,413	56.98
201 Third Street, San Francisco, California	(3)	1	1983	344,551	92.2%		13,755	44.93
301 Brannan Street, San Francisco, California	(4)	1	1909/ 1989	74,430	100.0%		3,336	44.82
360 Third Street, San Francisco, California	(20)	1	2013	429,996	99.2%		20,595	48.40
1310 Chesapeake Terrace, Sunnyvale, California	(6)	1	1989	76,244	100.0%		2,369	31.08
1315 Chesapeake Terrace, Sunnyvale, California	(6)	1	1989	55,635	100.0%		1,424	25.60
1320-1324 Chesapeake Terrace, Sunnyvale, California	(6)	1	1989	79,720	52.0%	(21)	1,271	30.67
1325-1327 Chesapeake Terrace, Sunnyvale, California	(6)	1	1989	55,383	100.0%		1,234	22.29
505 N. Mathilda Avenue, Sunnyvale, California	(5)	1	2014	212,322	100.0%		9,449	44.50
555 N. Mathilda Avenue, Sunnyvale, California	(5)	1	2014	212,322	100.0%		9,449	44.50
605 N. Mathilda Avenue, Sunnyvale, California	(5)	1	2014	162,785	100.0%		7,244	44.50
599 N. Mathilda Avenue, Sunnyvale, California	(5)	1	2000	75,810	100.0%		2,202	29.04
Subtotal/Weighted Average – San Francisco		24		3,887,161	97.3%		$163,803	$43.84
Greater Seattle
601 108th Avenue NE, Bellevue, Washington	(6)	1	2000	488,470	99.3%		$16,408	$34.19
10900 NE 4th Street, Bellevue, Washington	(3)	1	1983	416,755	97.4%		14,532	35.93
10220 NE Points Drive, Kirkland, Washington	(6)	1	1987	49,851	100.0%		1,287	26.05
10230 NE Points Drive, Kirkland, Washington	(6)	1	1990	98,982	76.4%		2,075	27.96
10210 NE Points Drive, Kirkland, Washington	(6)	1	1988	84,641	94.4%		1,962	24.57
3933 Lake Washington Blvd NE, Kirkland, Washington	(6)	1	1993	46,450	100.0%		1,303	28.06
837 N. 34th Street, Lake Union, Washington	(6)	1	2008	111,580	100.0%		3,255	29.17

Property Location		No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/2014 (1)	Annualized Base Rent (in $000’s) (2)	Annualized Rent Per Square Foot (2)
701 N. 34th Street, Lake Union, Washington	(6)	1	1998	138,995	100.0%	2,719	19.56
801 N. 34th Street, Lake Union, Washington	(5)	1	1998	169,412	100.0%	4,423	26.11
320 Westlake Terry Avenue North, Lake Union, Washington	(6)	1	2007	184,643	100.0%	6,314	34.20
321 Terry Avenue North, Lake Union, Washington	(6)	1	2013	135,755	100.0%	4,465	32.89
15050 NE 36th Street Redmond, Washington	(5)	1	1998	122,103	100.0%	3,124	25.59
401 Terry Avenue North, Lake Union, Washington	(5)	1	2003	140,605	100.0%	6,207	44.15
Subtotal/Weighted Average – Greater Seattle		13		2,188,242	98.1%	$68,074	$31.85
TOTAL/WEIGHTED AVERAGE		111		14,096,617	94.4%	$469,920	$35.87
_________________

(1)	Based on all leases at the respective properties in effect as of December 31, 2014. Includes month-to-month leases as of December 31, 2014.

(2)
Annualized base rental revenue includes the impact of straight-lining rent escalations and the amortization of free rent periods and excludes the impact of the following: amortization of deferred revenue related tenant-funded tenant improvements, amortization of above/below market rents, amortization for lease incentives due under existing leases and expense reimbursement revenue. Excludes month-to-month leases and vacant space as of December 31, 2014.

(3)	For these properties, the leases are written on a full service gross basis.

(4)	For these properties, the leases are written on a modified gross basis.

(5)	For these properties, the leases are written on a modified net basis.

(6)	For these properties, the leases are written on a triple net basis.

(7)	For these properties, the leases are written on a gross basis.

(8)	For this property, leases of approximately 52,000 rentable square feet are written on a full service gross basis and approximately 246,000 rentable square feet are written on a modified gross basis.

(9)
For this property, leases of approximately 5,000 rentable square feet are written on a modified gross basis, approximately 272,000 rentable square feet are written on a full service gross basis and approximately 17,000 rentable square feet is written on a triple net basis.

(10)	For this property, leases of approximately 46,000 rentable square feet are written on a modified net basis and approximately 50,000 rentable square feet are written on a full service gross basis.

(11)
For this property, leases of approximately 26,000 rentable square feet are written on a full service gross basis, approximately 12,000 rentable square feet are written on a modified gross basis and approximately 104,000 rentable square feet are written on a gross basis.

(12)	As of December 31, 2014, we had executed a lease for the entire building on a modified net basis. This lease is expected to commence in the first quarter of 2015.

(13)	For this property, leases of approximately 23,000 rentable square feet are written on a full service gross basis and approximately 16,000 rentable square feet are written on a modified gross basis.

(14)	For this property, leases of approximately 29,000 rentable square feet are written on a gross basis and approximately 19,000 rentable square feet are written on a full service gross basis.

(15)	For this property, leases of approximately 26,000 rentable square feet are written on a full service gross basis and approximately 22,000 rentable square feet are written on a gross basis.

(16)	For this property, leases of approximately 28,000 rentable square feet are written on a full service gross basis and approximately 20,000 rentable square feet are written on a triple net basis.

(17)	For this property, leases of approximately 20,000 rentable square feet are written on a gross basis and approximately 29,000 rentable square feet are written on a triple net basis.

(18)
For this property, leases of approximately 617,000 rentable square feet are written on a full service gross basis, approximately 18,000 rentable square feet are written on a triple net basis, approximately 38,000 rentable square feet are written on a gross basis and approximately 26,000 rentable square feet are written on a modified gross basis.

(19)
For this property, leases of approximately 84,000 rentable square feet are written on a gross basis, approximately 355,000 rentable square feet are written on a full service gross basis and approximately 7,000 rentable square feet is written on a triple net basis.

(20)	For this property, leases of approximately 389,000 rentable square feet are written on a modified gross basis and approximately 37,000 rentable square feet are written on a full service gross basis.

(21)	As of the date of this report this building is 100% occupied.

Completed Development and Redevelopment Projects

During the year ended December 31, 2014, we completed the following development projects, which were added to our stabilized portfolio of operating properties:

	Construction Period
Completed Development Project	Start Date	Completion / Stabilization Date	Rentable Square Feet	% Occupied
505, 555 and 605 N. Mathilda Avenue Sunnyvale, California	4Q 2012	3Q 2014	587,429	100.0%
680 and 690 E. Middlefield Road Mountain View, California	2Q 2012	4Q 2014	340,913	100.0%

During the year ended December 31, 2014, we also stabilized the following redevelopment project, which was added to our stabilized portfolio of operating properties:

	Construction Period
Completed Redevelopment Project	Start Date	Completion Date	Stabilization Date	Rentable Square Feet	% Occupied
360 Third Street San Francisco, California	4Q 2011	1Q 2013	1Q 2014	429,996	99.2%

In-Process and Future Development Pipeline

The following table sets forth certain information relating to our in-process development pipeline as of December 31, 2014.

	Estimated Construction Period		Estimated Stabilization Date	Estimated Rentable Square Feet	Office % Leased
In-Process Development Projects	Start Date	Completion Date

UNDER CONSTRUCTION:
San Francisco Bay Area, California
350 Mission Street, San Francisco	4Q 2012	4Q 2015	4Q 2015	450,000	100%
333 Brannan Street, San Francisco	4Q 2013	4Q 2015	4Q 2015	185,000	100%
Crossing/900, Redwood City (1)	4Q 2013	4Q 2015	1Q 2017	339,000	100%

Los Angeles, California
Columbia Square Office and Historic (2)	2Q 2013 – 3Q 2013	2Q 2015 – 1Q 2016	2Q 2015 – 1Q 2017	480,000	59%
Columbia Square Residential (2)	3Q 2013	1Q 2016	1Q 2017	205,000	—%
San Diego, California
The Heights at Del Mar	4Q 2014	4Q 2015	4Q 2016	73,000	—%
SUBTOTAL:				1,732,000	82%
_______________________

(1)
The Company anticipates the first building, totaling approximately 226,000 square feet, to be completed in the fourth quarter of 2015 and the second building, totaling approximately 113,000 square feet, to be completed in the first quarter of 2017.

(2)
In the second quarter of 2013, the Company commenced redevelopment of Phase I comprised of the historical buildings encompassing approximately 110,000 rentable square feet.  In the fourth quarter of 2013, the Company commenced development of Phase II comprised of approximately 370,000 rentable square feet for the office component and development of Phase III comprised of approximately 205,000 rentable square feet for the residential component.

The following table sets forth certain information relating to our future development pipeline as of December 31, 2014.

Location	Estimated Rentable Square Feet
FUTURE DEVELOPMENT PIPELINE:
San Francisco Bay Area, California
The Exchange on 16th (1)	645,000
Flower Mart (2)	TBD
Los Angeles, California
Academy Project, Hollywood	475,000
San Diego, California
9455 Towne Centre Drive, San Diego (3)	150,000
Carlsbad Oaks – Lots 4, 5, 7 & 8, Carlsbad	288,000
One Paseo, Del Mar (4)	500,000
Pacific Corporate Center – Lot 8, Sorrento Mesa	170,000
Santa Fe Summit – Phase II and III, 56 Corridor	600,000
Sorrento Gateway – Lot 2, Sorrento Mesa	80,000
_______________________

(1)
In May 2014, the Company completed the acquisition of this undeveloped land for a total purchase price of $95.0 million (plus approximately $2.3 million in accrued liabilities, which are not included in this purchase price).

(2)
In the fourth quarter of 2014, the Company closed on two adjacent land sites in the Central SOMA district for a total purchase price of $71.0 million (plus approximately $13.4 million in transaction costs and accrued liabilities, net, which are not included in this purchase price).

(3)
The Company is planning to demolish the existing two-story 45,195 rentable square foot office building and is currently pursuing entitlements to build a new five-story 150,000 rentable square foot building.

(4)
Estimated rentable square feet reflects existing office entitlements. The Company is currently pursuing mixed-use entitlements for this project, which would increase the estimated rentable square feet.

Significant Tenants

The following table sets forth information about our 15 largest tenants based upon annualized base rental revenues, as defined below, as of December 31, 2014.

Tenant Name	Annualized Base Rental Revenue(1)	Percentage of Total Annualized Base Rental Revenue(1)	Lease Expiration Date
	(in thousands)
LinkedIn Corporation	$28,344	6.0%	Various (4)
DIRECTV, LLC	22,964	4.9%	September 2027
Synopsys, Inc.	15,364	3.3%	August 2030
Bridgepoint Education, Inc.	15,066	3.2%	Various (5)
Intuit, Inc.	13,489	2.9%	August 2017
Delta Dental of California	10,718	2.3%	Various (6)
AMN Healthcare, Inc.	9,001	1.9%	July 2027
Scan Group (2)(3)	6,969	1.5%	Various (7)
Concur Technologies	6,564	1.4%	December 2025
Group Health Cooperative	6,372	1.4%	September 2017
Neurocrine Biosciences, Inc.	6,366	1.4%	December 2019
Microsoft Corporation	6,250	1.3%	Various (8)
Institute for Systems Biology	6,207	1.3%	March 2021
Fish & Richardson, P.C.	6,071	1.3%	October 2018
Pac-12 Enterprises, LLC	5,603	1.2%	Various (9)
Total	$165,348	35.3%
_______________________________________

(1)
Annualized base rental revenue includes the impact of straight-lining rent escalations and the amortization of free rent periods and excludes the impact of the following: amortization of deferred revenue related tenant-funded tenant improvements, amortization of above/below market rents, amortization for lease incentives due under existing leases, and expense reimbursement revenue. Excludes month-to-month leases and vacant space as of December 31, 2014.

(2)	The Company has entered into leases with various affiliates of the tenant.

(3)
In December 2013, Scan Group renewed and expanded their lease at Kilroy Airport Center in Long Beach, California. As of December 31, 2014, revenue recognition had not commenced for the expansion premises. The annualized base rental revenue and rentable square feet presented in this table include the projected annualized base rental revenue of approximately $1.6 million and rentable square feet of approximately 50,000 for the expansion premises.

(4)	The LinkedIn Corporation leases, which contribute $2.2 million and $26.1 million, expire in July 2019 and September 2026, respectively.

(5)	The Bridgepoint Education Inc. leases, which contribute $1.0 million, $6.3 million and $7.8 million, expire in February 2017, July 2018 and September 2018, respectively.

(6)	The Delta Dental leases, which contribute $0.4 million and $10.3 million, expire in May 2015 and May 2018, respectively.

(7)	The Scan Group leases, which contribute $0.3 million and $6.7 million, expire in June 2015 and April 2026, respectively.

(8)	The Microsoft Corporation leases, which contribute $3.1 million and $3.1 million, expire in February 2019 and December 2021, respectively.

(9)	The Pac-12 Enterprises leases, which contribute $0.1 million and $5.5 million, expire in October 2016 and July 2023, respectively.

The following pie chart sets forth the composition of our tenant base by industry and as a percentage of our annualized base rental revenue based on the North American Industry Classification System as of December 31, 2014.

Other Services, 4%
Wholesale and Retail Trade, 5%
Manufacturing, 7%
Tech & Media, 45%
Finance, Insurance, Real Estate 15%
Profess., Bus., and Other Services, 14%
Education / Health Services, 10%

Lease Expirations

The following table sets forth a summary of our lease expirations for each of the next ten years beginning with 2015, assuming that none of the tenants exercise renewal options or termination rights. See further discussion of our lease expirations under “Item 1A. Risk Factors”.

Lease Expirations

Year of Lease Expiration	# of Expiring Leases	Total Square Feet	% of Total Leased Square Feet	Annualized Base Rent (000’s)(1)	% of Total Annualized Base Rent(1)	Annualized Rent per Square Foot (1)
2015	109	1,124,952	8.7%	$34,948	7.5%	$31.07
2016	81	780,353	6.0%	23,460	5.0%	30.06
2017	107	1,812,670	14.0%	60,573	12.8%	33.42
2018	66	1,350,180	10.4%	54,136	11.5%	40.10
2019	80	1,486,088	11.4%	54,028	11.5%	36.36
2020	68	1,789,865	13.8%	64,617	13.8%	36.10
2021	21	617,215	4.8%	28,770	6.1%	46.61
2022	17	638,163	4.9%	19,682	4.2%	30.84
2023	12	387,270	3.0%	16,835	3.6%	43.47
2024	16	521,693	4.0%	15,716	3.3%	30.12
2025 and beyond	21	2,468,520	19.0%	97,159	20.7%	39.36
Total(2)	598	12,976,969	100.0%	$469,924	100.0%	$36.21
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

(2)
The information presented for all lease expiration activity reflects leasing activity through December 31, 2014 for our stabilized portfolio. For leases that have been renewed early or space that has been re-leased to a new tenant, the expiration date and annualized base rent information presented takes into consideration the renewed or re-leased lease terms. Excludes space leased under month-to-month leases, vacant space and lease renewal options not executed as of December 31, 2014.

Secured Debt

As of December 31, 2014, the Operating Partnership had nine outstanding mortgage notes payable and one outstanding secured note payable, which were secured by certain of our properties. Our secured debt represents an aggregate indebtedness of approximately $536.0 million. See additional information regarding our secured debt in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Sources,” Notes 6 and 7 to our consolidated financial statements and Schedule III—Real Estate and Accumulated Depreciation included with this report. Management believes that, as of December 31, 2014, the value of the properties securing the applicable secured obligations in each case exceeded the principal amount of the outstanding obligation.

ITEM 3.	LEGAL PROCEEDINGS

We and our properties are subject to routine litigation incidental to our business. As of December 31, 2014, we are not a defendant in, and our properties are not subject to, any legal proceedings that we believe, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations, or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR KILROY REALTY CORPORATION’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “KRC.” As of the date this report was filed, there were approximately 100 registered holders of the Company’s common stock. The following table illustrates the high, low, and closing prices by quarter, as well as dividends declared, during 2014 and 2013 as reported on the NYSE.

2014	High	Low	Close	Per Share Common Stock Dividends Declared
First quarter	$59.53	$49.72	$58.58	$0.3500
Second quarter	62.88	57.29	62.28	0.3500
Third quarter	63.96	58.03	59.44	0.3500
Fourth quarter	71.47	58.73	69.07	0.3500
2013	High	Low	Close	Per Share Common Stock Dividends Declared
First quarter	$53.99	$47.86	$52.40	$0.3500
Second quarter	59.58	50.11	53.01	0.3500
Third quarter	55.80	47.73	49.95	0.3500
Fourth quarter	54.04	48.89	50.18	0.3500

The Company pays distributions to common stockholders quarterly each January, April, July and October, at the discretion of the board of directors. Distribution amounts depend on our FFO, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the board of directors deems relevant.

The table below reflects our purchases of equity securities during the three month period leading up to December 31, 2014.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet to be Purchased Under the Plans or Programs
October 1 - October 31, 2014	—	$—	—	—
November 1 - November 30, 2014 (1)	404,136	$42.81	—	—
December 1 - December 31, 2014	—	$—	—	—
Total	404,136	$42.81	—	—
_______________

(1)
Purchases were made pursuant to capped call options the Company entered into in connection with the Operating Partnership's issuance of the 4.25% Exchangeable Notes. The capped call options are not part of the terms of the 4.25% Exchangeable Notes and do not affect the holders' rights under the 4.25% Exchangeable Notes.

MARKET FOR KILROY REALTY, L.P.’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the Operating Partnership’s common units. As of the date this report was filed, there were 22 holders of record of common units (including through the Company’s general partnership interest).

The following table reports the distributions per common unit declared during the years ended December 31, 2014 and 2013.

2014	Per Unit Common Unit Distribution Declared
First quarter	$0.3500
Second quarter	0.3500
Third quarter	0.3500
Fourth quarter	0.3500
2013	Per Unit Common Unit Distribution Declared
First quarter	$0.3500
Second quarter	0.3500
Third quarter	0.3500
Fourth quarter	0.3500

During 2014 and 2013, the Operating Partnership redeemed 1,000 and 16,303 common units, respectively, for the same number of shares of the Company’s common stock.

PERFORMANCE GRAPH

The following line graph compares the change in cumulative stockholder return on shares of the Company’s common stock to the cumulative total return of the NAREIT All Equity REIT Index, the Standard & Poor’s 500 Stock Index, and the SNL REIT Office Index for the five-year period ended December 31, 2014. We include an additional index, the SNL REIT Office Index, to the performance graph since management believes it provides additional information to investors about our performance relative to a more specific peer group. The SNL REIT Office Index is a published and widely recognized index that comprises 23 office equity REITs, including us. The graph assumes the investment of $100 in us and each of the indices on December 31, 2009 and, as required by the SEC, the reinvestment of all distributions. The return shown on the graph is not necessarily indicative of future performance.

ITEM 6.	SELECTED FINANCIAL DATA – KILROY REALTY CORPORATION

The following tables set forth selected consolidated financial and operating data on an historical basis for the Company. The following data should be read in conjunction with our financial statements and notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.

The consolidated balance sheet data as of December 31, 2014 and 2013 and the consolidated statement of operations data for the years ended December 31, 2014, 2013 and 2012 have been derived from the historical consolidated financial statements of Kilroy Realty Corporation audited by Deloitte & Touche LLP, an independent registered public accounting firm. The consolidated balance sheet data as of December 31, 2012, 2011 and 2010 and the consolidated statement of operations data for the years ended December 31, 2011 and 2010 have been derived from the historical consolidated financial statements of Kilroy Realty Corporation and adjusted to present the income from operating properties that were sold during the year ended December 31, 2014, as income from discontinued operations, and adjusted for the impact of subsequent accounting changes requiring retrospective application, if any.

Kilroy Realty Corporation Consolidated
(in thousands, except share, per share, square footage and occupancy data)

	Year Ended December 31,
	2014	2013	2012	2011	2010
Statements of Operations Data:
Total revenues from continuing operations	$521,725	$457,111	$373,318	$304,574	$230,078
Income (loss) from continuing operations	59,313	14,935	(5,475)	(16,664)	(7,369)
Income from discontinued operations	124,495	29,630	282,576	84,153	27,255
Net income available to common stockholders	166,969	30,630	249,826	50,819	4,512
Per-Share Data:
Weighted average shares of common stock outstanding – basic	83,090,235	77,343,853	69,639,623	56,717,121	49,497,487
Weighted average shares of common stock outstanding – diluted	84,967,720	77,343,853	69,639,623	56,717,121	49,497,487
Income (loss) from continuing operations available to common stockholders per share of common stock – basic	$0.52	$0.00	$(0.40)	$(0.57)	$(0.46)
Income (loss) from continuing operations available to common stockholders per share of common stock – diluted	$0.51	$0.00	$(0.40)	$(0.57)	$(0.46)
Net income available to common stockholders per share – basic	$1.99	$0.37	$3.56	$0.87	$0.07
Net income available to common stockholders per share – diluted	$1.95	$0.37	$3.56	$0.87	$0.07
Dividends declared per common share	$1.40	$1.40	$1.40	$1.40	$1.40

	December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Total real estate held for investment, before accumulated depreciation and amortization	$6,057,932	$5,264,947	$4,757,394	$3,798,690	$3,216,871
Total assets	5,633,736	5,111,028	4,616,084	3,446,795	2,816,565
Total debt	2,469,413	2,204,938	2,040,935	1,821,286	1,427,776
Total noncontrolling interest – preferred units (1)	—	—	—	73,638	73,638
Total preferred stock	192,411	192,411	192,411	121,582	121,582
Total equity (2)	2,723,936	2,516,160	2,235,933	1,327,482	1,117,730
Other Data:
Funds From Operations (3) (4)	$250,744	$218,621	$165,455	$136,173	$106,639
Cash flows provided by (used in):
Operating activities	$245,253	$240,576	$180,724	$138,256	$119,827
Investing activities	(501,436)	(506,520)	(706,506)	(634,283)	(701,774)
Financing activities	244,587	284,621	537,705	485,964	586,904
Office Property Data: (5)
Rentable square footage	14,096,617	12,736,099	13,249,780	11,421,112	10,395,208
Occupancy	94.4%	93.4%	92.8%	90.1%	87.5%
_______________________

(1)	Represents the redemption value, less issuance costs of our 1,500,000 7.45% Series A Cumulative Preferred Units (“Series A Preferred Units”). The Series A Preferred Units were redeemed in 2012.

(2)
Includes the noncontrolling interest of the common units of the Operating Partnership and Redwood City Partners, LLC (a consolidated subsidiary created during 2013, see Note 3 “Acquisitions” to our consolidated financial statements included in this report for additional information).

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

Adjustments to arrive at FFO were as follows: net income attributable to noncontrolling common units of the Operating Partnership, depreciation and amortization of real estate assets, and net gain on dispositions of discontinued operations. For additional information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Non-GAAP Supplemental Financial Measure: Funds From Operations” including a reconciliation of the Company’s GAAP net income available for common stockholders to FFO for the periods presented.

(4)
FFO includes amortization of deferred revenue related to tenant-funded tenant improvements of $11.0 million, $10.7 million, $9.1 million, $9.3 million and $9.7 million for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

(5)	Occupancy percentages and total square feet reported are based on the company’s stabilized office portfolio for the periods presented.

SELECTED FINANCIAL DATA – KILROY REALTY, L.P.

The following tables set forth selected consolidated financial and operating data on an historical basis for the Operating Partnership. The following data should be read in conjunction with our financial statements and notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.

The consolidated balance sheet data as of December 31, 2014 and 2013 and the consolidated statement of operations data for the years ended December 31, 2014, 2013 and 2012 have been derived from the historical consolidated financial statements of Kilroy Realty, L.P. audited by Deloitte & Touche LLP, an independent registered public accounting firm. The consolidated balance sheet data as of December 31, 2012, 2011 and 2010 and the consolidated statement of operations data for the years ended December 31, 2011 and 2010 have been derived from the historical consolidated financial statements of Kilroy Realty, L.P. and adjusted to present the income from operating properties that were sold during the year ended December 31, 2014, as income from discontinued operations, and adjusted for the impact of subsequent accounting changes requiring retrospective application, if any.

Kilroy Realty, L.P. Consolidated
(in thousands, except unit, per unit, square footage and occupancy data)

	Year Ended December 31,
	2014	2013	2012	2011	2010
Statements of Operations Data:
Total revenues from continuing operations	$521,725	$457,111	$373,318	$304,574	$230,078
Income (loss) from continuing operations	59,313	14,935	(5,475)	(16,664)	(7,369)
Income from discontinued operations	124,495	29,630	282,576	84,153	27,255
Net income available to common unitholders	170,298	31,091	255,375	51,764	4,528
Per Unit Data:
Weighted average common units outstanding – basic	84,894,498	79,166,260	71,403,258	58,437,444	51,220,618
Weighted average common units outstanding – diluted	86,771,983	79,166,260	71,403,258	58,437,444	51,220,618
Income (loss) from continuing operations available to common unitholders per common unit – basic	$0.52	$0.00	$(0.40)	$(0.58)	$(0.47)
Income (loss) from continuing operations available to common unitholders per common unit – diluted	$0.51	$0.00	$(0.40)	$(0.58)	$(0.47)
Net income available to common unitholders per unit – basic	$1.99	$0.37	$3.56	$0.86	$0.07
Net income available to common unitholders per unit – diluted	$1.94	$0.37	$3.56	$0.86	$0.07
Distributions declared per common unit	$1.40	$1.40	$1.40	$1.40	$1.40

	December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Total real estate held for investment, before accumulated depreciation and amortization	$6,057,932	$5,264,947	$4,757,394	$3,798,690	$3,216,871
Total assets	5,633,736	5,111,028	4,616,084	3,446,795	2,816,565
Total debt	2,469,413	2,204,938	2,040,935	1,821,286	1,427,776
Series A redeemable preferred units (1)	—	—	—	73,638	73,638
Total preferred capital	192,411	192,411	192,411	121,582	121,582
Total capital (2)	2,723,936	2,516,160	2,235,933	1,327,482	1,117,730
Other Data:
Cash flows provided by (used in):
Operating activities	245,253	240,576	180,724	138,256	119,827
Investing activities	(501,436)	(506,520)	(706,506)	(634,283)	(701,774)
Financing activities	244,587	284,621	537,705	485,964	586,904
Office Property Data: (3)
Rentable square footage	14,096,617	12,736,099	13,249,780	11,421,112	10,395,208
Occupancy	94.4%	93.4%	92.8%	90.1%	87.5%
_______________________

(1)	Represents the redemption value, less issuance costs of the Operating Partnership’s issued and outstanding 1,500,000 Series A Preferred Units. All Series A Preferred Units were redeemed in 2012.

(2)
Includes the noncontrolling interests in consolidated subsidiaries and Redwood City Partners, LLC (a consolidated subsidiary created during 2013, see Note 3 “Acquisitions” to our consolidated financial statements included in this report for additional information).

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

Company Overview

We are a self-administered REIT active in premier office submarkets along the West Coast. We own, develop, acquire and manage real estate assets, consisting primarily of Class A properties in the coastal regions of Los Angeles, Orange County, San Diego County, the San Francisco Bay Area and greater Seattle, which we believe have strategic advantages and strong barriers to entry. We own our interests in all of our properties through the Operating Partnership and the Finance Partnership and generally conduct substantially all of our operations through the Operating Partnership. We owned a 98.0% and 97.8% general partnership interest in the Operating Partnership as of December 31, 2014 and 2013, respectively. All our properties are held in fee except for the eleven office buildings that are held subject to long-term ground leases for the land (see Note 15 “Commitments and Contingencies” to our consolidated financial statements included in this report for additional information regarding our ground lease obligations).

2014 Highlights

We made significant progress on several fronts during 2014 and are well-positioned for continued long-term growth through our strong leasing performance, development and redevelopment efforts, well timed acquisitions, ongoing capital recycling program and successful financing activities.

Leasing. During 2014, we executed new and renewal office leases within our stabilized portfolio on 2.3 million square feet, and, including development properties, we executed new and renewal office leases on 3.2 million square feet. As a result of our consistent and strong leasing efforts, occupancy in our stabilized office portfolio increased to 94.4% as of December 31, 2014, up from 93.4% as of December 31, 2013.

Development. During 2014, we continued our focus on value-add and highly accretive development opportunities and expanded our future development pipeline through targeted acquisitions of development opportunities on the West Coast. In 2014, we acquired three undeveloped land sites, including one fully entitled 3.1 acre land parcel in the Mission Bay submarket of San Francisco and two adjacent land sites totaling approximately five acres located in the Central SOMA submarket of San Francisco. The land sites were acquired in three separate transactions for a total purchase price of $166.0 million (see Note 3 “Acquisitions” to our consolidated financial statements included in this report for more information).

During 2014, we completed two development projects, 505, 555 and 605 N. Mathilda Avenue in the Sunnyvale submarket of San Francisco, with a total investment of approximately $293.5 million and 680 and 690 E. Middlefield Road in the Mountain View, submarket of San Francisco, with a total investment of approximately $185.0 million and added these properties to our stabilized portfolio. These projects were 100% pre-leased at completion. During the fourth quarter of 2014, we commenced development of The Heights at Del Mar, an approximately 73,000 square-foot office project located in San Diego’s Del Mar submarket.

As of December 31, 2014, the Company had six development projects under construction, three of which are 100% preleased. These six projects aggregate approximately 1.7 million square feet of space, and the Company estimates its total investment in these projects will be approximately $1.0 billion. The total estimated investment includes lease commissions and excludes tenant improvement overages. Scheduled completion dates range from 2015 to 2016. See “—Factors that May Influence Future Operations—Completed, In-Process and Future Development Pipeline” for additional information.

Redevelopment. During 2014, we stabilized our one redevelopment property, 360 Third Street, in the South of Market Area (“SOMA”) submarket of San Francisco, California, that was in lease-up at December 31, 2013. This project had a total investment of approximately $188.2 million and was 99.2% occupied as of December 31, 2014.

Operating Property Acquisitions. We remain a disciplined buyer of office properties and development opportunities and continue to focus on value-add opportunities in West Coast markets populated by knowledge and creative based tenants in a variety of industries, including technology, media, healthcare, entertainment and professional services. During 2014, we acquired one office building in greater Seattle and four office buildings in the Sunnyvale submarket of San Francisco, comprising approximately 408,000 rentable square feet in two separate transactions for a total purchase price of approximately $206.6 million (see Note 3 “Acquisitions” to our consolidated financial statements included in this report for more information). As of December 31, 2014, these properties were 100% leased.

Capital Recycling Program. We have continued to utilize our capital recycling program to provide additional capital to fund potential acquisitions, finance development and redevelopment expenditures, potentially repay long-term debt and for other general corporate purposes. Our general strategy is to target the disposition of mature properties or those that have limited upside for us and redeploy some or all of the capital into acquisitions and/or development projects where we can add additional value to generate higher returns (see “—Factors that May Influence Future Operations” for additional information).

In connection with this strategy, during 2014, we completed the sale of 17 office buildings to unaffiliated third parties in five separate transactions and completed the sale of a land parcel to an unaffiliated third party. Gross sales proceeds totaled approximately $432.6 million of which $59.2 million was held at qualified intermediaries at December 31, 2014 for potential future Section 1031 Exchanges. In addition, as of December 31, 2014, we classified one land parcel located in Irvine, California as held for sale. The sale of this land parcel closed on January 15, 2015 for total gross proceeds of approximately $26.0 million.

Financings. In addition to obtaining funding from our capital recycling program during 2014, we successfully completed a variety of financing and capital raising activities to fund our continued growth. See “—Liquidity and Capital Resources of the Operating Partnership” for additional information.

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

In addition, we also record the cost of certain tenant improvements paid for or reimbursed by tenants when we conclude that we are the owner of such tenant improvements using the factors discussed above. For these tenant-funded tenant improvements, we record the amount funded or reimbursed by tenants as deferred revenue, which is amortized and recognized as rental revenue over the term of the related lease beginning upon substantial completion of the leased premises. During the years ended December 31, 2014, 2013, and 2012, we capitalized $49.8 million, $15.1 million and $24.0 million, respectively, of tenant-funded tenant improvements. The increasing trend from 2013 to 2014 is related to the completion of development and redevelopment projects in 2014. Leases at our development properties generally have higher tenant-funded tenant improvements. We expect the trend to continue as we stabilize projects currently under development. For the years ended December 31, 2014, 2013, and 2012, we also recognized $11.0 million, $10.7 million and $9.1 million, respectively, of noncash rental revenue related to the amortization of deferred revenue recorded in connection with tenant-funded tenant improvements.

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

Our determination as to whether we are or the tenant is the owner of tenant improvements for accounting purposes is made on a lease-by-lease basis and has a significant impact on the amount of noncash rental revenue that we record related to the amortization of deferred revenue for tenant-funded tenant improvements, and can also have a significant effect on the timing of commencement of revenue recognition.

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

During the year, we accrue estimated tenant reimbursement revenue in the period in which the tenant reimbursable costs are incurred based on our best estimate of the amounts to be recovered. Throughout the year, we perform analyses to properly match tenant reimbursement revenue with reimbursable costs incurred to date. Additionally, during the fourth quarter of each year, we perform preliminary reconciliations and accrue additional tenant reimbursement revenue or refunds. Subsequent to year end, we perform final detailed reconciliations and analyses on a lease-by-lease basis and bill or refund each tenant for any cumulative annual adjustments in the first and second quarters of each year for the previous year’s activity. Our historical experience for the years ended December 31, 2013 and 2012 has been that our final reconciliation and billing process resulted in final amounts that approximated the total annual tenant reimbursement revenues recognized.

Allowances for Uncollectible Current Tenant Receivables and Deferred Rent Receivables

Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and deferred rent receivables. Current tenant receivables consist primarily of amounts due for contractual lease payments and reimbursements of common area maintenance expenses, property taxes, and other costs recoverable from tenants. Deferred rent receivables represent the amount by which the cumulative straight-line rental revenue recorded to date exceeds cash rents billed to date under the lease agreement. As of December 31, 2014 and 2013, current receivables were carried net of an allowance for uncollectible tenant receivables amount of $2.0 million and $2.1 million, respectively, for each period and deferred rent receivables were carried net of an allowance for deferred rent of $2.0 million and $2.1 million, respectively.

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

For the years ended December 31, 2014, 2013 and 2012, we recorded a total provision for bad debts for both current tenant receivables and deferred rent receivables of approximately 0.0%, 0.1% and 0.0%, respectively, of rental revenue. Our historical experience has been that actual write-offs of current tenant receivables and deferred rent receivables has approximated the provision for bad debts recorded for the years ended December 31, 2014, 2013 and 2012. In the event our estimates were not accurate and we had to change our allowances by 1% of revenue from continuing operations, the potential impact to our net income available to common stockholders would be approximately $5.2 million, $4.7 million and $3.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The fair value of the above-market or below-market component of an acquired in-place operating lease is based upon the present value (calculated using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining non-cancellable lease term and (ii) management’s estimate of the rents that would be paid using fair market rental rates and rent escalations at the date of acquisition measured over the remaining non-cancellable term of the lease for above-market operating leases and the initial non-cancellable term plus the term of any below-market fixed rate renewal options, if applicable, for below-market operating leases. The amounts recorded for above-market operating leases are included in deferred leasing costs and acquisition-related intangible assets, net on the balance sheet and are amortized on a straight-line basis as a reduction of rental income over the remaining term of the applicable leases. The amounts recorded for below-market operating leases are included in deferred revenue and acquisition-related liabilities, net on the balance sheet and are amortized on a straight-line basis as an increase to rental income over the remaining term of the applicable leases plus the term of any below-market fixed rate renewal options, if applicable. Our below-market operating leases generally do not include fixed rate or below-market renewal options. If a lease were to be terminated or if termination were determined to be likely prior to its contractual expiration (for example resulting from bankruptcy), amortization of the related above-market or below-market lease intangible would be accelerated.

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

The determination of the fair value of the acquired tangible and intangible assets and assumed liabilities of acquisitions requires us to make significant judgments and assumptions about the numerous inputs discussed above. The use of different assumptions in these fair value calculations could significantly affect the reported amounts of the allocation of our acquisition related assets and liabilities and the related depreciation and amortization expense recorded for such assets and liabilities. In addition, because the value of above and below market leases are amortized as either a reduction or increase to rental income, respectively, our judgments for these intangibles could have a significant impact on our reported rental revenues and results of operations.

Costs directly associated with all operating property acquisitions and those development and redevelopment acquisitions that meet the accounting criteria to be accounted for as business combinations are expensed as incurred. During the years ended December 31, 2014, 2013, and 2012, we expensed $1.5 million, $2.0 million and $4.9 million of acquisition costs respectively, based on the level of our acquisition activity during those years. Our acquisition expenses are directly related to our acquisition activity and if our acquisition activity was to increase or decrease, so would our acquisition costs.

We record development acquisitions that do not meet the accounting criteria to be accounted for as business combinations and the subsequent acquisition of the fee interest in land and improvements underlying our properties at the purchase price paid. Costs directly associated with development acquisitions accounted for as asset acquisitions are capitalized as part of the cost of the acquisition. During the years ended December 31, 2014, 2013, and 2012, we capitalized $4.5 million, $2.3 million, and $0.7 million, respectively, of such acquisition costs.

Evaluation of Asset Impairment

We evaluate our real estate assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a given asset may not be recoverable. We evaluate our real estate assets for impairment on a property-by-property basis. Indicators we use to determine whether an impairment evaluation is necessary include:

•	low occupancy levels, forecasted low occupancy levels or near term lease expirations at a specific property;

•	current period operating or cash flow losses combined with a historical pattern or future projection of potential continued operating or cash flow losses at a specific property;

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

For each property where such an indicator occurred and/or for properties within a given submarket where such an indicator occurred, we completed an impairment evaluation. After completing this process, we determined that for each of the operating properties evaluated, undiscounted cash flows over the holding period were in excess of carrying value and, therefore, we did not record any impairment losses for these periods. We determined that for the land held for sale, that the sale price less estimated costs to sell exceeded the carrying value and therefore we did not record any impairment loss for this property.

Cost Capitalization and Depreciation

We capitalize costs associated with development and redevelopment activities, capital improvements, tenant improvements, and leasing activities. For the years ended December 31, 2014, 2013 and 2012, we capitalized $11.4 million, $7.3 million and $3.1 million, respectively, of internal costs to our qualifying development and redevelopment projects.

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

Share-Based Incentive Compensation Accounting

At December 31, 2014, the Company had one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan, which is described more fully in Note 12 “Share-Based Compensation” to our consolidated financial statements included in this report. The Executive Compensation Committee determines compensation for Executive Officers. Compensation cost for all share-based awards, including options, requires measurement at estimated fair value on the grant date and compensation cost is recognized over the service vesting period, which represents the requisite service period. The grant date fair value for compensation programs that contain market measures are performed using complex pricing valuation models that require the input of assumptions, including judgments to estimate expected stock price volatility, expected life, and forfeiture rate. Specifically, the grant date fair value of market measure-based share-based compensation programs are calculated using a Monte Carlo simulation pricing model and the grant date fair value of stock option grants are calculated using the Black-Scholes valuation model.

For the years ended December 31, 2014, 2013, and 2012 we recorded approximately $8.1 million, $5.3 million, and $3.9 million, respectively, of compensation expense related to programs that contained market measures and were therefore subject to such valuation models. If the valuation of the grant date fair value for such programs changed by 10%, the potential impact to our net income available to common stockholders would be approximately $0.8 million, $0.5 million, and $0.4 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Factors That May Influence Future Results of Operations

Completed, In-Process and Future Development Pipeline

We believe that a significant portion of our long-term future growth will come from the completion of our under construction and in-process development projects as well as executing on our future development pipeline, including expanding entitlements, subject to market conditions. During 2013 and 2014, we increased our focus on value-add and highly accretive development opportunities and expanded our future development pipeline through targeted acquisitions of development opportunities on the West Coast.

We have a proactive planning process by which we continually evaluate the size, timing, costs and scope of our development program and, as necessary, scale activity to reflect the economic conditions and the real estate fundamentals that exist in our strategic submarkets. We expect to proceed in our development program with discipline and will be pursuing opportunities with attractive economic returns in locations with proximity to public transportation or transportation access and retail amenities and in markets with strong fundamentals and visible demand. We plan to develop in phases as appropriate and we strongly favor starting projects that are pre-leased.

During the second half of 2014, we completed construction and stabilized the following two development projects:

•
505, 555 and 605 N. Mathilda Avenue, Sunnyvale, California, which we acquired in December 2012 and was 100% pre-leased to LinkedIn, Inc. This development encompassed three buildings totaling 587,429 square feet and had a total estimated investment of $293.5 million. In September 2014, the project was substantially complete and added to the stabilized portfolio.

•
680 and 690 E. Middlefield Road, Mountain View, California, which we acquired in May 2012 and was 100% pre-leased to Synopsys, Inc. This development encompassed two buildings totaling 340,913 rentable square feet and had a total estimated investment of approximately $185.0 million. In October 2014, the project was substantially complete and added to the stabilized portfolio.

As of December 31, 2014, our in-process development pipeline consisted of the following six projects under construction, which was 82% pre-leased at December 31, 2014.

•
350 Mission Street, SOMA, San Francisco, California, which we acquired in October 2012. This development project, which is 100% pre-leased to salesforce.com, Inc., has a total estimated investment of $279.3 million and will encompass approximately 450,000 rentable square feet upon completion. The property is expected to be LEED platinum certified, the first ground up development property in the city expected to receive this designation. Construction is currently in process and is currently expected to be completed towards the end of 2015, and the tenant is expected to occupy in phases.

•
333 Brannan Street, SOMA, San Francisco, California, which we acquired in July 2012. The development project is 100% pre-leased to Dropbox, has a total estimated investment of $102.1 million and is expected to encompass 185,000 rentable square feet. Construction is currently in process and is currently expected to be completed in the fourth quarter of 2015.

•
Crossing/900, Redwood City, California, which we acquired in June 2013 with a local partner. This development project is 100% pre-leased to Box, Inc., has a total estimated investment of approximately $188.4 million and will encompass approximately 339,000 rentable square feet upon completion. Construction is currently in process and is expected to be completed in phases between the fourth quarter of 2015 and the first quarter of 2017.

•
Columbia Square, Hollywood, California, which we acquired in September 2012. This development project is comprised of two phases, historical and new office and residential and is located in the heart of Hollywood, California, two blocks from the corner of Sunset Boulevard and Vine Street.  During 2013, we commenced development on both phases comprising approximately 685,000 rentable square feet. The two office components, comprising 480,000 square feet have an estimated investment of approximately $296.6 million and are expected to be completed in phases between the second quarter of 2015 and the first quarter of 2016, and stabilized in phases between the second quarter of 2015 and the first quarter of 2017.

The second phase, the residential component of the project, comprising 205,000 square feet will be a mix of high-end, long-term rentals and extended stay apartment homes and has an estimated investment of $137.2 million.  It will be the first luxury extended stay property to be located in the heart of Hollywood.  Construction of this project is expected to be completed in the first quarter of 2016 and stabilized in the first quarter of 2017.

•
The Heights at Del Mar, Del Mar, California, which we acquired in September 2013. The project is a 73,000 square foot office project and has a total estimated investment of $43.6 million. Construction on this project is currently in process and is expected to be completed in the fourth quarter of 2015.

In addition, as of December 31, 2014, we had additional undeveloped land holdings located in various submarkets in San Diego County, San Francisco Bay Area and Los Angeles with an aggregate cost basis of approximately $531.1 million at which we believe we could develop more than 3.0 million rentable square feet. In the future, we may also enter into agreements to acquire other development or redevelopment opportunities, either as wholly owned properties or through joint ventures and those agreements typically will be subject to the satisfaction of closing conditions.

Increase in our development activities could continue to cause an increase in the average development asset balances qualifying for interest and other carry cost capitalization in future periods. During the year ended December 31, 2014, we capitalized interest on in process development projects, a redevelopment project in lease-up, and development pipeline projects with an average aggregate cost basis of approximately $1.0 billion, as it was determined these projects qualified for interest and other carry cost capitalization under GAAP. For the years ended December 31, 2014 and 2013, we capitalized $47.1 million and $35.4 million, respectively, of interest to our qualifying development projects. For the years ended December 31, 2014 and 2013, we capitalized $11.4 million and $7.3 million, respectively, of internal costs to our qualifying redevelopment and development projects.

Acquisitions. During the year ended December 31, 2014, we acquired five office buildings in two transactions for an aggregate purchase price of approximately $206.6 million and three undeveloped land sites, including two adjacent land sites, in three transactions with an aggregate purchase price of approximately $166.0 million. During 2014, we continued our focus on value-add and highly accretive development opportunities and expanded our future development pipeline through targeted acquisitions of development opportunities on the West Coast. During 2013, we acquired four office buildings in two transactions with an aggregate purchase price of approximately $296.4 million and two development projects. We generally finance our acquisitions through proceeds from the issuance of debt and equity securities, borrowings under our unsecured revolving credit facility, proceeds from our capital recycling program, the assumption of existing debt and cash flows from operations.

As a key component of our growth strategy, we continue to evaluate value-add acquisition opportunities (including undeveloped land, development opportunities and office properties). As a result, at any point in time we may have one or more potential acquisitions under consideration that are in varying stages of evaluation, negotiation or due diligence review, which may include potential acquisitions under contract. We remain a disciplined buyer of development opportunities and operating properties and continue to focus on value-add opportunities in West Coast markets populated by knowledge and creative based tenants in a variety of industries, including technology, media, healthcare, entertainment and professional services. We cannot provide assurance that we will complete additional future acquisitions. In the future, we may enter into agreements to acquire additional properties or undeveloped land, either as wholly owned properties or through joint ventures, and those agreements typically will be subject to the satisfaction of closing conditions. We cannot provide assurance that we will enter into any agreements to acquire properties, or undeveloped land, or that the potential acquisitions contemplated by any agreements we may enter into in the future will be completed.

Costs associated with acquisitions accounted for as business combinations are expensed as incurred, and we may be unable to complete an acquisition after making a nonrefundable deposit or incurring acquisition-related costs. In addition, acquisitions are subject to various other risks and uncertainties. During the year ended December 31, 2014, we expensed approximately $1.5 million of third-party acquisition costs, and we may incur additional third-party acquisition costs during 2015. During the year ended December 31, 2014, we capitalized $4.5 million of acquisition costs directly associated with development acquisitions accounted for as asset acquisitions. We expect that during 2015 we will continue to pursue value-add property and land acquisitions that either add immediate Net Operating Income to our portfolio or play a strategic role in our future growth.

Capital Recycling Program. We continuously evaluate opportunities for the potential disposition of properties and undeveloped land in our portfolio with the intent of recycling the proceeds generated from the disposition of less-strategic properties or lower return assets into capital used to fund new operating and development acquisitions, to finance development and redevelopment expenditures, to repay long-term debt and for other general corporate purposes. As part of this strategy, we attempt to enter into Section 1031 Exchanges, when possible, to defer some or all of the taxable gains on the sales, if any, for federal and state income tax purposes.

In connection with our capital recycling strategy, during 2014, we completed the sale of 17 properties and one undeveloped land parcel to unaffiliated third parties in five separate transactions for gross sales proceeds totaling approximately $432.6 million of which approximately $59.2 million was temporarily being held at qualified intermediaries at December 31, 2014 for Section 1031 Exchanges. As of December 31, 2014, we also had one land parcel classified as held for sale that was sold in January 2015 for a gross sales price of $26.0 million.

The timing of any potential future disposition transactions will depend on market conditions and other factors, including but not limited to our capital needs and our ability to defer some or all of the taxable gains on the sales. We cannot assure that we will dispose of any additional properties or that future acquisitions and/or dispositions, if any, will qualify as Section 1031 Exchanges.

Leasing Activity and Changes in Rental Rates. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following tables set forth certain information regarding leasing activity for our stabilized portfolio during the year ended December 31, 2014.

Information on Leases Commenced and Executed

For Leases Commenced

	1st & 2nd Generation (1)				2nd Generation (1)
	Number of Leases (2)		Rentable Square Feet (2)		TI/LC per Sq. Ft. (3)	Changes in Rents (4)(5)	Changes in Cash Rents (6)	Retention Rates (7)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Year Ended December 31, 2014	106	81	1,045,717	1,333,231	33.43	19.7%	9.4%	58.6%	69

For Leases Executed (8)

	1st & 2nd Generation (1)				2nd Generation (1)
	Number of Leases (2)		Rentable Square Feet (2)		TI/LC per Sq. Ft. (3)	Changes in Rents (4)(5)	Changes in Cash Rents (6)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Year Ended December 31, 2014	108	81	1,014,888	1,333,231	37.14	25.4%	13.0%	74
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

(5)
Excludes commenced and executed leases of approximately 465,950 and 321,475 rentable square feet, respectively, for the year ended December 31, 2014, for which the space was vacant longer than one year or being leased for the first time. Space vacant for more than one year is excluded from our change in rents calculations to provide a meaningful market comparison.

(6)
Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. Excludes leases for which the space was vacant longer than one year or vacant when the property was acquired.

(7)	Calculated as the percentage of space either renewed or expanded into by existing tenants or subtenants at lease expiration.

(8)	For the year ended December 31, 2014, 25 new leases totaling 489,482 rentable square feet were signed but not commenced as of December 31, 2014.

As of December 31, 2014, we believe that the weighted average cash rental rates for our stabilized portfolio, including recently acquired operating properties, are approximately 10% under the current average market rental rates, although individual properties within any particular submarket presently may be leased either above, below, or at the current market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our portfolio.

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

Lease Expirations (1)

Year of Lease Expiration	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (2)	% of Total Annualized Base Rent (2)	Annualized Base Rent per Sq. Ft. (2)

2015	109	1,124,952	8.7%	$34,948	7.5%	$31.07
2016	81	780,353	6.0%	23,460	5.0%	30.06
2017	107	1,812,670	14.0%	60,573	12.8%	33.42
2018	66	1,350,180	10.4%	54,136	11.5%	40.10
2019	80	1,486,088	11.4%	54,028	11.5%	36.36
Total	443	6,554,243	50.5%	$227,145	48.3%	$34.66
________________________

(1)
The information presented for all lease expiration activity reflects leasing activity through December 31, 2014 for our stabilized portfolio. For leases that have been renewed early or space that has been re-leased to a new tenant, the expiration date and annualized base rent information presented takes into consideration the renewed or re-leased lease terms. Excludes space leased under month-to-month leases, intercompany leases, vacant space, and lease renewal options not executed as of December 31, 2014.

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

In addition to the 0.8 million rentable square feet, or 5.6%, of currently available space in our stabilized portfolio, leases representing approximately 8.7% and 6.0% of the occupied square footage of our stabilized portfolio are scheduled to expire during 2015 and 2016, respectively. The leases scheduled to expire in 2015 and 2016 represent approximately 1.9 million rentable square feet or 12.5% of our total annualized base rental revenue. We believe that the weighted average cash rental rates are approximately 10% under the current average market rental rates for leases scheduled to expire during 2015 and 2016, although individual properties within any particular submarket presently may be leased either above, below, or at the current quoted market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our overall portfolio. Our ability to re-lease available space depends upon both general market conditions and the market conditions in the specific regions in which individual properties are located.

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

As of December 31, 2014, there was approximately $30.3 million of total unrecognized compensation cost related to outstanding nonvested shares of restricted common stock, RSUs and stock options issued under share-based compensation arrangements. Those costs are expected to be recognized over a weighted-average period of 2.5 years. The $30.3 million of unrecognized compensation cost does not reflect the future compensation cost for any potential share-based awards that may be issued. Share-based compensation expense for potential future awards could be affected by our operating and development performance, financial results, stock price, performance against applicable performance-based vesting goals, market conditions and other factors.

Stabilized Portfolio Information

As of December 31, 2014, our stabilized portfolio was comprised of 111 office properties encompassing an aggregate of approximately 14.1 million rentable square feet. Our stabilized portfolio includes all of our properties with the exception of development and redevelopment properties currently under construction or committed for construction, “lease-up” properties, undeveloped land, and real estate assets held for sale. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. As of December 31, 2014, we had no redevelopment properties. We define lease-up properties as properties we recently developed or redeveloped that have not yet reached 95% occupancy and are within one year following cessation of major construction activities. There were no operating properties in “lease-up” as of December 31, 2014. As of December 31, 2014, we had one land parcel held for sale. Our stabilized portfolio also excludes our future development pipeline, which is comprised of nine potential development sites, representing approximately 104 gross acres of undeveloped land on which we believe we have the potential to develop over 3.0 million square feet of office space, depending upon economic conditions.

The following table reconciles the changes in the rentable square feet in our stabilized portfolio of operating properties from December 31, 2013 to December 31, 2014:

	Number of Buildings	Rentable Square Feet
Total as of December 31, 2013 (1)	105	12,736,102
Acquisitions (2)	5	407,587
Completed development and redevelopment properties placed in-service	6	1,356,053
Dispositions (1)	(5)	(422,284)
Remeasurement	—	19,159
Total as of December 31, 2014	111	14,096,617
________________________

(1)	Excludes the twelve properties held for sale as of December 31, 2013.

(2)	Excludes development and redevelopment property acquisitions.

Occupancy Information

The following table sets forth certain information regarding our stabilized portfolio:

Stabilized Portfolio Occupancy

Region	Number of Buildings	Rentable Square Feet	Occupancy at (1)
			12/31/2014	12/31/2013	12/31/2012
Los Angeles and Ventura Counties	27	3,505,590	92.8%	93.7%	94.0%
Orange County	1	271,556	98.7%	92.8%	92.0%
San Diego County	46	4,244,068	90.9%	90.8%	90.7%
San Francisco Bay Area	24	3,887,161	97.3%	94.8%	95.5%
Greater Seattle	13	2,188,242	98.1%	96.7%	93.3%
Total Stabilized Portfolio	111	14,096,617	94.4%	93.4%	92.8%

	Average Occupancy
	Year Ended December 31,
	2014	2013
Stabilized Portfolio (1)	93.5%	92.1%
Same Store Portfolio (2)	92.7%	91.4%
__________________________________

(1)	Occupancy percentages reported are based on our stabilized office portfolio as of the end of the period presented.

(2)
Occupancy percentages reported are based on office properties owned and stabilized as of January 1, 2013 and still owned and stabilized as of December 31, 2014. See discussion under “Results of Operations” for additional information.

Current Regional Information

The West Coast real estate markets in which we operate have strengthened in every quarter of 2014, driven by steadily improving economic conditions, net positive job growth and rising business confidence and expansion, especially among the region's many tech, social media, entertainment, life science and communication industries.

San Francisco Bay Area. In 2014, the San Francisco Bay Area market outperformed all other real estate markets on the West Coast and across the country with the technology sector continuing to drive growth. Strong demand and a limited supply pipeline continue to drive asking rents higher. As of December 31, 2014, our San Francisco Bay Area stabilized portfolio of 3.9 million rentable square feet was 97.3% occupied with approximately 104,000 available rentable square feet compared to 94.8% occupied with approximately 124,000 available rentable square feet as of December 31, 2013. As of January 31, 2015, we were 98.9% leased in the San Francisco Bay Area.

As of December 31, 2014, leases representing an aggregate of approximately 216,000 and 118,000 rentable square feet are scheduled to expire during 2015 and 2016, respectively, in this region. The aggregate rentable square feet under leases scheduled to expire during 2015 and 2016 represents approximately 2.6% of our occupied rentable square feet and 3.1% of our annualized base rental revenues in our total stabilized portfolio as of December 31, 2014.

Greater Seattle. During 2014, demand in Seattle remained strong and the region saw year over year asking rents increase. As of December 31, 2014, our greater Seattle stabilized portfolio of 2.2 million rentable square feet was 98.1% occupied with approximately 43,000 available rentable square feet compared to 96.7% occupied with approximately 68,000 available rentable square feet as of December 31, 2013. As of January 31, 2015, we were 98.0% leased in the Greater Seattle Area.

As of December 31, 2014, leases representing an aggregate of approximately 176,000 and 91,000 rentable square feet are scheduled to expire during 2015 and 2016, respectively, in this region. The aggregate rentable square feet under leases scheduled to expire during 2015 and 2016 represents approximately 2.1% of our occupied rentable square feet and 1.6% of our annualized base rental revenues in our total stabilized portfolio as of December 31, 2014.

San Diego County. San Diego showed strong signs of growth during 2014 and rental rates continued to increase. As of January 31, 2015, our San Diego portfolio was 93.9% leased. Our San Diego County stabilized portfolio of 4.2 million rentable square feet was 90.9% occupied with approximately 386,000 available rentable square feet as of December 31, 2014 compared to 90.8% occupied with approximately 401,000 available rentable square feet as of December 31, 2013.

As of December 31, 2014, leases representing an aggregate of approximately 419,000 and 294,000 rentable square feet are scheduled to expire during 2015 and 2016, respectively, in this region. The aggregate rentable square feet under leases scheduled to expire during 2015 and 2016 represents approximately 5.5% of our occupied rentable square feet and 3.7% of our annualized base rental revenues in our total stabilized portfolio as of December 31, 2014.

Los Angeles and Ventura Counties. During 2014, the Los Angeles market posted its strongest net absorption year since 2005. This activity was mainly centered in the submarkets of West Los Angeles, Santa Monica, Hollywood and Playa Vista. The strong growth was driven by expansion amongst technology, media and co-working firms. Our Los Angeles and Ventura Counties stabilized portfolio of 3.5 million rentable square feet was 92.8% occupied with approximately 252,000 available rentable square feet as of December 31, 2014 compared to 93.7% occupied with approximately 219,000 available rentable square feet as of December 31, 2013. Across our Los Angeles portfolio, as of January 31, 2015, we were 95.4% leased.

As of December 31, 2014, leases representing an aggregate of approximately 290,000 and 250,000 rentable square feet are scheduled to expire during 2015 and 2016, respectively, in this region. The aggregate rentable square feet under the leases scheduled to expire in this region during 2015 and in 2016 represent approximately 4.1% of our occupied rentable square feet and 3.7% of our annualized base rental revenues in our total stabilized portfolio as of December 31, 2014.

Results of Operations

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013

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

Management further evaluates Net Operating Income by evaluating the performance from the following property groups:

•
Same Store Properties – which includes the results of all of the office properties that were owned and included in our stabilized portfolio for two comparable reporting periods, i.e., owned and included in our stabilized portfolio as of January 1, 2013 and still owned and included in the stabilized portfolio as of December 31, 2014;

•
Acquisition Properties – which includes the results, from the dates of acquisition through the periods presented, for the four office buildings we acquired during 2013 and the five office building we acquired during the year ended December 31, 2014;

•	Stabilized Development and Redevelopment Properties – which includes the results generated by the following:

◦	One development project comprising three office buildings, that was completed and stabilized in the third quarter of 2014;

◦	One development project consisting of two office buildings, that was completed and stabilized in the fourth quarter of 2014;

◦	One redevelopment property that was stabilized in 2014 following its one year lease-up period; and

◦	Two office redevelopment buildings and one office development building that were stabilized in 2013.

•	Other Properties – which includes the results of three office properties and certain of our in-process and future development projects.

The following table sets forth certain information regarding the property groups within our stabilized portfolio as of December 31, 2014:

Group	# of Buildings	Rentable Square Feet
Same Store Properties	93	11,309,444
Acquisition Properties	9	946,925
Stabilized Development and Redevelopment Properties	9	1,840,248
Total Stabilized Portfolio	111	14,096,617
The following tables summarize the Net Operating Income from continuing operations, as defined, for our total portfolio for the years ended December 31, 2014 and 2013.

	Year Ended December 31,		Dollar Change	Percentage Change
	2014	2013
	($ in thousands)
Reconciliation to Net Income:
Net Operating Income, as defined	$372,881	$319,679	$53,202	16.6%
Unallocated (expense) income:
General and administrative expenses	(46,152)	(39,660)	(6,492)	16.4
Acquisition-related expenses	(1,479)	(1,962)	483	(24.6)
Depreciation and amortization	(202,417)	(188,887)	(13,530)	7.2
Interest income and other net investment gains	561	1,635	(1,074)	(65.7)
Interest expense	(67,571)	(75,870)	8,299	(10.9)
Gain on sale of land	3,490	—	3,490	100.0
Income from continuing operations	59,313	14,935	44,378	297.1
Income from discontinued operations (1)	124,495	29,630	94,865	320.2
Net income	$183,808	$44,565	$139,243	312.4%

________________________
(1) Includes net gains on dispositions of discontinued operations of $121.9 million and $12.3 million for the years ended December 31, 2014 and 2013, respectively (see Note 18 "Discontinued Operations" to our consolidated financial statements included in this report for additional information regarding our discontinued operations).

The following tables summarize the Net Operating Income from continuing operations, as defined, for our total portfolio for the years ended December 31, 2014 and 2013.

	Year Ended December 31,
	2014					2013
	Same Store	Acqui-sitions	Stabilized Development & Redevelopment	Other	Total	Same Store	Acqui-sitions	Stabilized Development & Redevelopment	Other	Total
	(in thousands)					(in thousands)
Operating revenues:
Rental income	$386,456	$29,423	$49,617	$832	$466,328	$370,128	$14,810	$23,685	$3,276	$411,899
Tenant reimbursements	38,264	5,182	3,151	120	46,717	33,704	2,981	937	425	38,047
Other property income	8,656	—	11	13	8,680	7,155	7	1	2	7,165
Total	433,376	34,605	52,779	965	521,725	410,987	17,798	24,623	3,703	457,111
Property and related expenses:
Property expenses	90,468	2,695	6,818	533	100,514	86,844	1,953	4,170	1,148	94,115
Real estate taxes	35,583	2,996	5,482	1,136	45,197	34,331	1,397	2,124	1,565	39,417
Provision for bad debts	(181)	13	226	—	58	383	13	—	—	396
Ground leases	2,932	—	143	—	3,075	2,900	—	604	—	3,504
Total	128,802	5,704	12,669	1,669	148,844	124,458	3,363	6,898	2,713	137,432
Net Operating Income, as defined	$304,574	$28,901	$40,110	$(704)	$372,881	$286,529	$14,435	$17,725	$990	$319,679

	Year Ended December 31, 2014 as compared to the Year Ended December 31, 2013
	Same Store		Acquisitions		Stabilized Development & Redevelopment		Other		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
							($ in thousands)
Operating revenues:
Rental income	$16,328	4.4%	$14,613	98.7%	$25,932	109.5%	$(2,444)	(74.6)%	$54,429	13.2%
Tenant reimbursements	4,560	13.5	2,201	73.8	2,214	236.3	(305)	(71.8)	8,670	22.8
Other property income	1,501	21.0	(7)	(100.0)	10	1,000.0	11	550.0	1,515	21.1
Total	22,389	5.4	16,807	94.4	28,156	114.3	(2,738)	(73.9)	64,614	14.1
Property and related expenses:
Property expenses	3,624	4.2	742	38.0	2,648	63.5	(615)	(53.6)	6,399	6.8
Real estate taxes	1,252	3.6	1,599	114.5	3,358	158.1	(429)	(27.4)	5,780	14.7
Provision for bad debts	(564)	(147.3)	—	—	226	100.0	—	—	(338)	(85.4)
Ground leases	32	1.1	—	—	(461)	(76.3)	—	—	(429)	(12.2)
Total	4,344	3.5	2,341	69.6	5,771	83.7	(1,044)	(38.5)	11,412	8.3
Net Operating Income, as defined	$18,045	6.3%	$14,466	100.2%	$22,385	126.3%	$(1,694)	(171.1)%	$53,202	16.6%

Net Operating Income increased $53.2 million, or 16.6%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily resulting from:

•
An increase of $22.4 million attributable to the Stabilized Development and Redevelopment Properties, of which $17.0 million is attributable to the properties completed and/or stabilized in September and October of 2014 and $5.4 million is attributable to properties completed and/or stabilized in 2013;

•	An increase of $18.0 million attributable to the Same Store Properties primarily resulting from:

•	An increase in rental income of $16.3 million primarily resulting from an increase in tenant renewals and new leases at higher rental rates;

•	An increase in tenant reimbursements of $4.6 million primarily due to higher reimbursable property expenses and real estate taxes and increased occupancy;

•
An increase in other property income of $1.5 million. During the year ended December 31, 2014 we recognized lease termination fees of $6.3 million. During the year ended December 31, 2013 we received a $5.2 million property damage settlement payment at one of our properties;

•	A partially offsetting increase in property and related expenses of $4.3 million primarily resulting from:

•
An increase of $3.6 million in property expenses primarily as a result of a $2.6 million increase in certain recurring operating costs related to utilities, parking, janitorial, repairs and maintenance, and other service-related costs and $1.0 million of non-recurring expenses related to a property damage settlement;

•	A net increase in real estate taxes of $1.3 million primarily as a result of higher assessment of value at several properties; and

•	A decrease in the provision for bad debt of $0.6 million primarily due to an improvement in collections of tenant receivables.

•
An increase of $14.5 million attributable to the Acquisition Properties, of which $7.4 million is attributable to properties acquired in 2013, $6.1 million related to a property acquired in the first quarter of 2014 and $1.0 million related to a property acquired in the fourth quarter of 2014.

Other Expenses and Income

General and Administrative Expenses

General and administrative expenses increased $6.5 million, or 16.4%, for the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily attributable to an increase in compensation expense related to higher payroll costs and other professional services associated with the growth of the Company.

Depreciation and Amortization

Depreciation and amortization increased by $13.5 million, or 7.2%, for the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily related to the Acquisition Properties and Stabilized Development and Redevelopment Properties.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts/premiums and loan cost amortization, net of capitalized interest, including capitalized debt discounts/premiums and loan cost amortization for the years ended December 31, 2014 and 2013.

	Year Ended December 31,		Dollar Change	Percentage Change
	2014	2013
	($ in thousands)
Gross interest expense	$114,661	$111,238	$3,423	3.1%
Capitalized interest	(47,090)	(35,368)	(11,722)	33.1
Interest expense	$67,571	$75,870	$(8,299)	(10.9)%

Gross interest expense, before the effect of capitalized interest, increased $3.4 million, or 3.1%, for the year ended December 31, 2014 compared to the year ended December 31, 2013 resulting primarily from an increase in our average outstanding debt balances due to increased development and acquisitions and growth of the Company.

Capitalized interest increased $11.7 million, or 33.1%, for the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily attributable to an increase in our development activity, which resulted in higher average asset balances qualifying for interest capitalization during 2014 as compared to 2013.

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012

The prior year discussion of the results from operations is separated into the following property groups:

•
Same Store Properties – which includes the results of all of the office properties that were owned and included in our stabilized portfolio as of January 1, 2012 and still owned and included in the stabilized portfolio as of December 31, 2014;

•
Acquisition Properties – which includes the results, from the dates of acquisition through the periods presented, for the fourteen office buildings we acquired during 2012 and the four office buildings we acquired during 2013;

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

The following table sets forth certain information regarding the property groups within our stabilized portfolio as of December 31, 2013 still owned and included in the stabilized portfolio as of December 31, 2014.

Group	# of Buildings	Rentable Square Feet
Same Store Properties	79	9,530,338
Acquisition Properties	18	2,298,941
Stabilized Development and Redevelopment Properties	3	484,536
Total Stabilized Portfolio	100	12,313,815

The following tables summarize the Net Operating Income from continuing operations, as defined, for our total portfolio for the year ended December 31, 2013 and 2012.

	Year Ended December 31,		Dollar Change	Percentage Change
	2013	2012
	($ in thousands)
Reconciliation to Net Income:
Net Operating Income, as defined	$319,679	$264,437	$55,242	20.9%
Unallocated (expense) income:
General and administrative expenses	(39,660)	(36,188)	(3,472)	9.6
Acquisition-related expenses	(1,962)	(4,937)	2,975	(60.3)
Depreciation and amortization	(188,887)	(150,521)	(38,366)	25.5
Interest income and other net investment gains	1,635	848	787	92.8
Interest expense	(75,870)	(79,114)	3,244	(4.1)
Income (loss) from continuing operations	14,935	(5,475)	20,410	(372.8)
Income from discontinued operations	29,630	282,576	(252,946)	(89.5)
Net income	$44,565	$277,101	$(232,536)	(83.9)%

The following tables summarize the Net Operating Income from continuing operations, as defined, for our total portfolio for the year ended December 31, 2013 and 2012.

	Year Ended December 31,
	2013					2012
	Same Store	Acqui-sitions	Stabilized Redevel-opment	Other	Total	Same Store	Acqui-sitions	Stabilized Redevel-opment	Other	Total
	(in thousands)					(in thousands)
Operating revenues:
Rental income	$311,615	$75,613	$11,520	$13,151	$411,899	$305,074	$30,000	$1,562	$5,528	$342,164
Tenant reimbursements	26,762	10,286	615	384	38,047	24,687	4,683	276	21	29,667
Other property income	6,278	884	—	3	7,165	1,135	339	—	13	1,487
Total	344,655	86,783	12,135	13,538	457,111	330,896	35,022	1,838	5,562	373,318
Property and related expenses:
Property expenses	72,571	16,348	2,497	2,699	94,115	64,931	6,784	562	1,721	73,998
Real estate taxes	28,855	7,187	1,077	2,298	39,417	27,010	2,875	122	1,555	31,562
Provision for bad debts	287	109	4	(4)	396	152	—	—	1	153
Ground leases	1,649	1,251	88	516	3,504	1,692	718	86	672	3,168
Total	103,362	24,895	3,666	5,509	137,432	93,785	10,377	770	3,949	108,881
Net Operating Income, as defined	$241,293	$61,888	$8,469	$8,029	$319,679	$237,111	$24,645	$1,068	$1,613	$264,437

	Year Ended December 31, 2013 as compared to the Year Ended December 31, 2012
	Same Store		Acquisitions		Stabilized Redevelopment		Other		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income	$6,541	2.1%	$45,613	152.0%	$9,958	637.5%	$7,623	137.9%	$69,735	20.4%
Tenant reimbursements	2,075	8.4	5,603	119.6	339	122.8	363	1,728.6	8,380	28.2
Other property income	5,143	453.1	545	160.8	—	—	(10)	(76.9)	5,678	381.8
Total	13,759	4.2	51,761	147.8	10,297	560.2	7,976	143.4	83,793	22.4
Property and related expenses:
Property expenses	7,640	11.8	9,564	141.0	1,935	344.3	978	56.8	20,117	27.2
Real estate taxes	1,845	6.8	4,312	150.0	955	782.8	743	47.8	7,855	24.9
Provision for bad debts	135	88.8	109	100.0	4	100.0	(5)	(500.0)	243	158.8
Ground leases	(43)	(2.5)	533	74.2	2	2.3	(156)	(23.2)	336	10.6
Total	9,577	10.2	14,518	139.9	2,896	376.1	1,560	39.5	28,551	26.2
Net Operating Income, as defined	$4,182	1.8%	$37,243	151.1%	$7,401	693.0%	$6,416	397.8%	$55,242	20.9%

Net Operating Income increased $55.2 million, or 20.9%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily resulting from:

•	An increase of $37.2 million attributable to the Acquisition Properties;

•	An increase of $4.2 million attributable to the Same Store Properties primarily resulting from:

•	An increase in rental income of $6.5 million primarily resulting from an increase in tenant renewals and new leases at higher rental rates;

•	An increase in tenant reimbursements of $2.1 million primarily due to higher reimbursable property expenses and real estate taxes;

•	An increase in other property income primarily due to the receipt of a $5.2 million property damage settlement payment at one of our properties; and

•	A partially offsetting increase in property and related expenses of $9.6 million primarily resulting from:

•
An increase of $7.6 million in property expenses primarily as a result of an increase in certain recurring operating costs of approximately $4.6 million related to property management expenses, utilities, insurance, and other service-related costs; $1.2 million of non-recurring expenses related to a property damage settlement and a $1.8 million decrease in property-related insurance proceeds in 2013 compared to 2012; and

•	An increase in real estate taxes of $1.8 million primarily as a result of higher assessment of value at several properties and a decrease in property tax refunds received in 2013 compared to 2012.

•
An increase of $7.4 million attributable to the Stabilized Development and Redevelopment Properties, of which $6.8 million is attributable to a full year of operating activity at a property stabilized in the fourth quarter of 2012: and

•
An increase of $6.4 million attributable to the Other Properties primarily resulting from income generated from one redevelopment property in lease-up that was 78% occupied at December 31, 2013 compared to 26% occupied at December 31, 2012.

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

Depreciation and Amortization

Depreciation and amortization increased by $38.4 million, or 25.5%, for the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily related to the Acquisition Properties.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts/premiums and loan cost amortization, net of capitalized interest, including capitalized debt discounts/premiums and loan cost amortization for the year ended December 31, 2013 and 2012.

	Year Ended December 31,		Dollar Change	Percentage Change
	2013	2012
	($ in thousands)
Gross interest expense	$111,238	$98,906	$12,332	12.5%
Capitalized interest	(35,368)	(19,792)	(15,576)	78.7
Interest expense	$75,870	$79,114	$(3,244)	(4.1)%

Gross interest expense, before the effect of capitalized interest, increased $12.3 million, or 12.5%, for the year ended December 31, 2013 compared to the year ended December 31, 2012 resulting primarily from an increase in our average outstanding debt balances due to development and acquisition activity and growth of the Company.

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

The Company’s business is operated primarily through the Operating Partnership. Distributions from the Operating Partnership are the Company’s primary source of capital. The Company believes the Operating Partnership’s sources of working capital, specifically its cash flow from operations and borrowings available under its unsecured revolving credit facility, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its preferred and common stockholders for the next twelve months. Cash flows from operating activities generated by the Operating Partnership for the year ended December 31, 2014 were sufficient to cover the Company’s payment of cash dividends to its stockholders. However, there can be no assurance that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distributions to the Company. The unavailability of capital could adversely affect the Operating Partnership’s ability to make distributions to the Company, which would in turn, adversely affect the Company’s ability to pay cash dividends to its stockholders.

The Company is a well-known seasoned issuer and the Company and the Operating Partnership have an effective shelf registration statement that provides for the public offering and sale from time to time by the Company of its preferred stock, common stock, depositary shares, warrants and guarantees of debt securities and by the Operating Partnership of its debt securities, in each case in unlimited amounts. The Company evaluates the capital markets on an ongoing basis for opportunities to raise capital, and, as circumstances warrant, the Company and the Operating Partnership may issue securities of all of these types in one or more offerings at any time and from time to time on an opportunistic basis, depending upon, among other things, market conditions, available pricing and capital needs. When the Company receives proceeds from the sales of its preferred or common stock, it generally contributes the net proceeds from those sales to the Operating Partnership in exchange for corresponding preferred or common partnership units of the Operating Partnership. The Operating Partnership may use these proceeds and proceeds from the sale of its debt securities to repay debt, including borrowings under its unsecured revolving credit facility, to develop new or existing properties, to make acquisitions of properties or portfolios of properties, or for general corporate purposes.

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

The Company intends to continue to make, but has not committed to make, regular quarterly cash distributions to common stockholders and, through the Operating Partnership, common unitholders from the Operating Partnership's cash flow from operating activities. All such distributions are at the discretion of the board of directors. The Company has historically distributed amounts in excess of its taxable income resulting in a return of capital to its stockholders and the Company currently believes it has the ability to maintain distributions at the 2014 levels to meet the REIT distribution requirements for 2015. However, there can be no assurance that the Company will have the ability to do so. In addition, to the extent that the Company cannot successfully complete Section 1031 Exchanges to defer some or all of the taxable gains related to completed or future property dispositions, the Company may choose to distribute a special dividend to avoid having to pay income taxes on such gains. The Company considers market factors and its performance in addition to REIT requirements in determining its distribution levels. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with the Company’s intention to maintain its qualification as a REIT. Such investments may include, for example, obligations of the Government National Mortgage Association, other governmental agency securities, certificates of deposit, and interest-bearing bank deposits.

On December 9, 2014, the Board of Directors declared a regular quarterly cash dividend of $0.35 per share of common stock payable on January 14, 2015 to stockholders of record on December 31, 2014 and caused a $0.35 per Operating Partnership unit cash distribution to be paid in respect of the Operating Partnership’s common limited partnership interests, including those owned by the Company. The total cash quarterly dividends and distributions paid on January 14, 2015 were $31.3 million.

On December 9, 2014, the Board of Directors declared a dividend of $0.42969 per share on the Series G Preferred Stock and $0.39844 per share on the Series H Preferred Stock for the period commencing on and including November 15, 2013 and ending on and including February 17, 2014. The dividend will be payable on February 16, 2015 to Series G Preferred and Series H Preferred stockholders of record on January 31, 2015. The quarterly dividends payable on February 16, 2015 to Series G and Series H Preferred stockholders is expected to total $3.3 million.

Debt Covenants

The covenants contained within the unsecured revolving credit facility, unsecured term loan facility and unsecured term loan generally prohibit the Company from paying dividends in excess of 95% of FFO.

Capitalization

As of December 31, 2014, our total debt as a percentage of total market capitalization was 28.2% and our total debt and liquidation value of our preferred equity as a percentage of total market capitalization was 30.4%, which was calculated based on the closing price per share of the Company’s common stock of $69.07 on December 31, 2014 as shown in the following table:

	Shares/Units at December 31, 2014	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
	($ in thousands)
Debt:
Unsecured Revolving Credit Facility		$140,000	1.6%
Unsecured Term Loan Facility		150,000	1.7
Unsecured Term Loan		39,000	0.5
Unsecured Senior Notes due 2015 (1)		325,000	3.7
Unsecured Senior Notes due 2018 (1)		325,000	3.7
Unsecured Senior Notes due 2020 (1)		250,000	2.9
Unsecured Senior Notes due 2023 (1)		300,000	3.4
Unsecured Senior Notes due 2029 (1)		400,000	4.6
Secured debt (1)		536,022	6.1
Total debt		2,465,022	28.2
Equity and Noncontrolling Interests:
6.875% Series G Cumulative Redeemable Preferred stock (2)	4,000,000	100,000	1.1
6.375% Series H Cumulative Redeemable Preferred stock (2)	4,000,000	100,000	1.1
Common limited partnership units outstanding (3)(4)	1,804,200	124,616	1.5
Shares of common stock outstanding (4)	86,259,684	5,957,956	68.1
Total equity and noncontrolling interests		6,282,572	71.8
Total Market Capitalization		$8,747,594	100.0%
________________________

(1)
Represents gross aggregate principal amount due at maturity before the effect of net unamortized premiums as of December 31, 2014. The aggregate net unamortized premiums totaled approximately $4.4 million as of December 31, 2014.

(2)	Value based on $25.00 per share liquidation preference.

(3)	Represents common units not owned by the Company.

(4)	Value based on closing price per share of our common stock of $69.07 as of December 31, 2014.

Liquidity and Capital Resources of the Operating Partnership

In this “Liquidity and Capital Resources of the Operating Partnership” section, the terms “we,” “our,” and “us” refer to the Operating Partnership or the Operating Partnership and the Company together, as the context requires.

General

Our primary liquidity sources and uses are as follows:

Liquidity Sources

•	Net cash flow from operations;

•	Borrowings under the Operating Partnership’s unsecured revolving credit facility and term loan facility;

•	Proceeds from additional secured or unsecured debt financings;

•	Proceeds from public or private issuance of debt or equity securities; and

•	Proceeds from the disposition of assets through our capital recycling program.

Liquidity Uses

•	Development and redevelopment costs;

•	Property or undeveloped land acquisitions;

•	Property operating and corporate expenses;

•	Capital expenditures, tenant improvement and leasing costs;

•	Debt service and principal payments, including debt maturities;

•	Distributions to common and preferred security holders; and

•	Outstanding debt repayments.

General Strategy

Our general strategy is to maintain a conservative balance sheet with a strong credit profile and to maintain a capital structure that allows for financial flexibility and diversification of capital resources. We manage our capital structure to reflect a long-term investment approach and utilize multiple sources of capital to meet our long-term capital requirements. We believe that our current projected liquidity requirements for the next twelve-month period, as set forth above under the caption “—Liquidity Uses,” will be satisfied using a combination of the liquidity sources listed above, although there can be no assurance in this regard. We believe our conservative leverage and staggered debt maturities provide us with financial flexibility and enhances our ability to obtain additional sources of liquidity if necessary, and, therefore, we are well-positioned to refinance or repay maturing debt and to pursue our strategy of seeking attractive acquisition opportunities, which we may finance, as necessary, with future public and private issuances of debt and equity securities.

Summary of 2014 Funding Transactions

We continue to be active in the capital markets to finance our acquisition and development activity and our continued desire to improve our debt maturities and lower our overall weighted average cost of capital. This was primarily a result of the following transactions:

Capital Markets / Debt Transactions

•
During the year ended December 31, 2014, the Company completed its existing at-the-market stock offering program (the “July 2011 At-The-Market Program”) and in December 2014 commenced a new at-the-market stock offering program (the “December 2014 At-The-Market Program”) under which we may offer to sell shares of our common stock with an aggregate gross sales price of up $300.0 million. During 2014, we issued and sold a total of 1,599,123 shares of our common stock under our at-the-market stock offering programs at a weighted average price of $65.49 per share before selling commissions. The net offering proceeds (after deducting sales agent compensation) were approximately $103.1 million (see “—Liquidity Sources” below for additional information).

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

•
During the year ended December 31, 2014, we settled $37.0 million of early exchanges of the 4.25% Exchangeable Notes due 2014 and repaid the remaining $135.5 million principal balance upon maturity. In connection with the exchanges, we issued 1,575,981 net shares of common stock representing the value of the exchange option at maturity (see Note 5 “Secured and Unsecured Debt of the Operating Partnership” to our consolidated financial statements included in this report for additional information).

Capital Recycling Program

•
During the year ended December 31, 2014, we completed the sale of fourteen properties located in San Diego, one office property located in Irvine, one office property in San Rafael, one office property in Orange, and one undeveloped land parcel located in San Diego to unaffiliated third parties in six separate transactions for gross sales proceeds totaling approximately $432.6 million. (See “—Factors that May Influence Future Operations” included in this report for additional information).

After the effect of these aforementioned transactions, as of December 31, 2014, we had approximately $23.8 million of unrestricted cash on hand, $75.2 million of restricted cash and $140.0 million outstanding borrowings on our unsecured revolving credit facility.

Liquidity Sources

Unsecured Revolving Credit Facility

The following table summarizes the balance and terms of our unsecured revolving credit facility as of December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
	(in thousands)
Outstanding borrowings	$140,000	$45,000
Remaining borrowing capacity	460,000	455,000
Total borrowing capacity (1)(2)	$600,000	$500,000
Interest rate (2)(3)	1.41%	1.62%
Facility fee-annual rate (4)	0.250%	0.300%
Maturity date (2)	July 2019	April 2017
_______________

(1)
We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $311.0 million under an accordion feature under the terms of the unsecured revolving credit facility and unsecured term loan facility.

(2)
Our unsecured revolving credit facility interest rate was calculated based on an annual rate of LIBOR plus 1.250% as of December 31, 2014. In the second quarter of 2014, the Company amended the terms of our unsecured revolving credit facility to increase the borrowing capacity to $600.0 million, extended the maturity to July 2019 and reduced the annual interest rate to LIBOR plus 1.250%. The amendment did not affect the outstanding borrowings under the unsecured revolving credit facility.

(3)	Our unsecured revolving credit facility interest rate was calculated based on an annual rate of LIBOR plus 1.450% as of December 31, 2013.

(4)
Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of December 31, 2014, $5.9 million of deferred financing costs remains to be amortized through the amended maturity date of our unsecured revolving credit facility.

We intend to borrow under the unsecured revolving credit facility from time to time for general corporate purposes, to fund potential acquisitions, to finance development and redevelopment expenditures and to potentially repay long-term debt.

Capital Recycling Program

In connection with our capital recycling program, we continuously evaluate opportunities for the potential disposition of properties and undeveloped land in our portfolio with the intent of recycling the proceeds generated from the disposition of less strategic or lower return assets into capital used to fund new operating and development acquisitions, to finance development and redevelopment expenditures, to repay long-term debt and for other general corporate purposes. As part of this strategy, we attempt to enter into Section 1031 Exchanges, when possible, to defer some or all of the taxable gains on the sales, if any, for federal and state income tax purposes.

In connection with our capital recycling strategy, through December 31, 2014, we completed the sale of the properties and land noted above for gross sales proceeds totaling approximately $432.6 million. As of December 31, 2014, approximately $59.2 million of the gross sales proceeds were temporarily being held at qualified intermediaries, at our direction, for the purpose of facilitating Section 1031 Exchanges. During 2013, we completed the sale of three office buildings to unaffiliated third parties in three separate transactions, for gross sales proceeds totaling approximately $56.9 million. See “—Factors that May Influence Future Operations” for additional information.

We currently anticipate that we could dispose of approximately $250.0 million to $400.0 million of less strategic and lower return real estate assets in 2015. However, the timing of any potential future disposition transactions will depend on market conditions and other factors including but not limited to our capital needs and our ability to defer some or all of the taxable gains on the sales. We cannot assure you that we will dispose of any additional properties or that future acquisitions and/or dispositions, if any, will qualify as Section 1031 Exchanges.

At-The-Market Stock Offering Program

The following table sets forth information regarding sales of our common stock under our at-the-market offering program for the year ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
	(in millions, except share and per share data)
Shares of common stock sold during the year	1,599,123	1,040,838
Weighted average price per common share	$65.49	$53.11
Aggregate gross proceeds	$104.7	$55.3
Aggregate net proceeds after sales agent compensation	$103.1	$54.4

The proceeds from sales were used to fund acquisitions, development expenditures and general corporate purposes including repayment of borrowings under the unsecured revolving credit facility. During the year ended December 31, 2014, under the July 2011 At-The-Market Program, we sold 1,457,623 shares of common stock and completed the program. Since commencement of the December 2014 At-The-Market Program, as of December 31, 2014, we sold 141,500 shares of common stock and approximately $290.0 million remains available to be sold under this program. Actual future sales will depend upon a variety of factors, including, but not limited to market conditions, the trading price of the Company’s common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under the December 2014 program.

Shelf Registration Statement

As discussed above under “—Liquidity and Capital Resources of the Company,” the Company is a well-known seasoned issuer and the Company and the Operating Partnership have an effective shelf registration statement that provides for the public offering and sale from time to time by the Company of its preferred stock, common stock, depository shares and guarantees of debt securities and by the Operating Partnership of its debt securities, in each case in unlimited amounts. The Company evaluates the capital markets on an ongoing basis for opportunities to raise capital, and, as circumstances warrant, the Company and the Operating Partnership may issue securities of all of these types in one or more offerings at any time and from time to time on an opportunistic basis, depending upon, among other things, market conditions, available pricing and capital needs. When the Company receives proceeds from the sales of its preferred or common stock, it generally contributes the net proceeds from those sales to the Operating Partnership in exchange for corresponding preferred or common partnership units of the Operating Partnership. The Operating Partnership may use these proceeds and proceeds from the sale of its debt securities to repay debt, including borrowings under its unsecured revolving credit facility, to develop new or existing properties, to make acquisitions of properties or portfolios of properties, or for general corporate purposes.

Unsecured and Secured Debt

The aggregate principal amount of our unsecured and secured debt of the Operating Partnership outstanding as of December 31, 2014 was as follows:

Aggregate Principal Amount Outstanding
(in thousands)
Unsecured Revolving Credit Facility	$140,000
Unsecured Term Loan Facility	150,000
Unsecured Term Loan	39,000
Unsecured Senior Notes due 2015 (1)	325,000
Unsecured Senior Notes due 2018 (1)	325,000
Unsecured Senior Notes due 2020 (1)	250,000
Unsecured Senior Notes due 2023 (1)	300,000
Unsecured Senior Notes due 2029 (1)	400,000
Secured Debt (1)	536,022
Total Unsecured and Secured Debt	$2,465,022
________________________

(1)
Represents gross aggregate principal amount due at maturity before the effect of net unamortized premiums as of December 31, 2014. The aggregate net unamortized premiums totaled approximately $4.4 million as of December 31, 2014.

Debt Composition

The composition of the Operating Partnership’s aggregate debt balances between secured and unsecured and fixed-rate and variable-rate debt as of December 31, 2014 and December 31, 2013 was as follows:

	Percentage of Total Debt		Weighted Average Interest Rate
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Secured vs. unsecured:
Unsecured (1)	78.3%	75.1%	4.2%	4.6%
Secured	21.7	24.9	5.2%	5.2%
Variable-rate vs. fixed-rate:
Variable-rate	13.4	8.9	1.5%	1.9%
Fixed-rate (1)	86.6	91.1	4.9%	5.0%
Stated rate (1)			4.4%	4.8%
GAAP effective rate (2)			4.3%	4.8%
GAAP effective rate including debt issuance costs			4.5%	5.1%
________________________

(1)	Excludes the impact of the amortization of any debt discounts/premiums.

(2)	Includes the impact of the amortization of any debt discounts/premiums, excluding debt issuance costs.

Liquidity Uses

Contractual Obligations

The following table provides information with respect to our contractual obligations as of December 31, 2014. The table: (i) indicates the maturities and scheduled principal repayments of our secured and unsecured debt and unsecured revolving credit facility; (ii) indicates the scheduled interest payments of our fixed-rate and variable-rate debt as of December 31, 2014; (iii) provides information about the minimum commitments due in connection with our ground lease obligations and other lease and contractual commitments; and (iv) provides estimated development commitments as of December 31, 2014. Note that the table does not reflect our available debt maturity extension options and reflects gross aggregate principal amounts before the effect of unamortized discounts/premiums.

	Payment Due by Period
	Less than 1 Year (2015)	2-3 Years (2016-2017)	4-5 Years (2018-2019)	More than 5 Years (After 2019)	Total
	(in thousands)
Principal payments: secured debt (1)	$70,103	$171,179	$203,097	$91,643	$536,022
Principal payments: unsecured debt (2)	325,000	—	654,000	950,000	1,929,000
Interest payments: fixed-rate debt (3)	101,552	118,902	95,594	235,539	551,587
Interest payments: variable-rate debt (4)	2,948	5,897	4,410	—	13,255
Interest payments: unsecured revolving credit facility (5)	1,974	3,948	2,953	—	8,875
Ground lease obligations (6)	3,120	6,240	6,240	154,358	169,958
Lease and contractual commitments (7)	87,493	—	—	—	87,493
Development commitments (8)	389,000	76,000	—	—	465,000
Total	$981,190	$382,166	$966,294	$1,431,540	$3,761,190
___________

(1)	Represents gross aggregate principal amount before the effect of the unamortized premium of approximately $10.3 million as of December 31, 2014.

(2)	Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $5.9 million as of December 31, 2014.

(3)
As of December 31, 2014, 86.6% of our debt was contractually fixed. The information in the table above reflects our projected interest rate obligations for these fixed-rate payments based on the contractual interest rates, interest payment dates and scheduled maturity dates.

(4)
As of December 31, 2014, 7.7% of our debt bore interest at variable rates which was incurred under the unsecured term loan facility and unsecured term loan. The variable interest rate payments are based on LIBOR plus a spread of 1.400% as of December 31, 2014. The information in the table above reflects our projected interest rate obligations for these variable-rate payments based on outstanding principal balances as of December 31, 2014, the scheduled interest payment dates and the contractual maturity dates.

(5)
As of December 31, 2014, 5.7% of our debt bore interest at variable rates, which was incurred under the unsecured revolving credit facility. The variable interest rate payments are based on LIBOR plus a spread of 1.250% as of December 31, 2014. The information in the table above reflects our projected interest rate obligations for these variable-rate payments based on outstanding principal balances as of December 31, 2014, the scheduled interest payment dates and the contractual maturity dates.

(6)	Reflects minimum lease payments through the contractual lease expiration date before the impact of extension options.

(7)	Amounts represent commitments under signed leases and contracts for operating properties, excluding tenant-funded tenant improvements. The timing of these expenditures may fluctuate.

(8)
Amounts represent commitments under signed leases for pre-leased development projects and contractual commitments for projects under construction as of December 31, 2014. The timing of these expenditures may fluctuate based on the ultimate progress of construction. We may start additional construction in 2015 (see “—Development” for additional information).

Other Liquidity Uses

Debt Maturities

As of December 31, 2014, we had unsecured debt with principal balances of $325.0 million scheduled to mature in November 2015. We believe our conservative leverage and staggered debt maturities provide us with financial flexibility and enhances our ability to obtain additional sources of liquidity if necessary, and therefore, we are well-positioned to refinance or repay maturing debt and to pursue our strategy of seeking attractive acquisition opportunities, which we may finance, as necessary, with future public and private issuances of debt and equity securities.

Development

As of December 31, 2014, we had six development projects under construction. These projects have a total estimated investment of approximately $1.0 billion, of which we have incurred approximately $575.3 million and committed an additional $465.0 million as of December 31, 2014. In addition, we currently have additional development projects that we may commence construction on in 2015. We currently believe we could potentially spend $50.0 to $75.0 million during 2015 in addition to the amount committed as of December 31, 2014. This total estimated investment is based on market conditions and our anticipation of project approvals. Actual costs could vary depending on changes in circumstances. Ultimate timing of these expenditures may fluctuate given the ultimate progress and leasing status of the projects.

Potential Future Acquisitions

During the year ended December 31, 2014, we acquired five office buildings and three undeveloped land sites for approximately $351.0 million in cash. In 2013, we acquired four buildings and two undeveloped land sites for approximately $305.5 million in cash. These transactions were funded through various capital raising activities and, in selected instances, the assumption of existing indebtedness and issuance of common stock. We expect to continue to monitor our target markets and pursue the acquisition of value add development opportunities and operating properties that add immediate Net Operating Income to our portfolio or play a strategic role in our future growth.

Potential Future Leasing Costs and Capital Improvements

The amounts we incur for tenant improvements and leasing costs depend on leasing activity in each period. Tenant improvements and leasing costs generally fluctuate in any given period depending on factors such as the type and condition of the property, the term of the lease, the type of the lease, the involvement of external leasing agents, and overall market conditions. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to maintain our properties.

For properties with our stabilized portfolio, excluding our development properties, we believe we could spend approximately $25.0 to $50.0 million in capital improvements, tenant improvements and leasing costs in 2015, in addition to the approximately $87.5 million of lease and contractual commitments included in our capital commitments table above. The amount we ultimately spend will depend on leasing activity during 2015.

The following tables set forth our historical actual capital expenditures, and tenant improvements and leasing costs for deals commenced, excluding tenant-funded tenant improvements, for renewed and re-tenanted space within our stabilized portfolio for each of the three years during the period ended December 31, 2014 on a per square foot basis.

	Year Ended December 31,
	2014	2013	2012
Office Properties:(1)
Capital Expenditures:
Capital expenditures per square foot	$0.84	$0.73	$0.78
Tenant Improvement and Leasing Costs (2)
Replacement tenant square feet (3)	741,573	850,295	607,118
Tenant improvements per square foot commenced	$39.06	$39.24	$31.75
Leasing commissions per square foot commenced	$11.42	$12.25	$11.22
Total per square foot	$50.48	$51.48	$42.97
Renewal tenant square feet	1,333,231	1,188,308	629,664
Tenant improvements per square foot commenced	$14.23	$16.90	$9.63
Leasing commissions per square foot commenced	$9.71	$10.32	$7.91
Total per square foot	$23.94	$27.22	$17.53
Total per square foot per year	$5.81	$5.97	$5.30
Average remaining lease term (in years)	5.8	6.3	5.7
________________________

(1)	Excludes development properties.

(2)	Includes only tenants with lease terms of 12 months or longer. Excludes leases for month-to-month and first generation tenants.

(3)	Excludes leases for which the space was vacant for longer than one year, or vacant when the property was acquired by the Company.

Capital expenditures per square foot increased moderately in 2014. As all of our properties are well-maintained and do not require significant capital improvements, and based upon 2015 budgeted projects, we currently anticipate future capital expenditure levels to be consistent with or slightly above historical levels.

Distribution Requirements

For a discussion of our dividend and distribution requirements, see “Liquidity and Capital Resources of the Company —Distribution Requirements.”

Other Potential Future Liquidity Uses

We remain a disciplined buyer of development opportunities and office properties and continue to focus on value add opportunities in West Coast markets populated by knowledge and creative based tenants in a variety of industries, including technology, media, healthcare, entertainment and professional services. We expect that any material acquisitions or development activities will be funded with borrowings under the unsecured revolving credit facility, the public or private issuance of debt or equity securities, the disposition of assets under our capital recycling program or through the assumption of existing debt.

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

Factors That May Influence Future Sources of Capital and Liquidity of the Company and the Operating Partnership

We continue to evaluate sources of financing for our business activities, including borrowings under the unsecured revolving credit facility, issuance of public and private equity securities, unsecured debt and fixed-rate secured mortgage financing, and proceeds from the disposition of selective assets through our capital recycling program. However, our ability to obtain new financing or refinance existing borrowings on favorable terms could be impacted by various factors, including the state of economic conditions, the state of the credit and equity markets, significant tenant defaults, a decline in the demand for office properties, a decrease in market rental rates or market values of real estate assets in our submarkets, and the amount of future borrowings. These events could result in the following:

•	Decreases in our cash flows from operations, which could create further dependence on the unsecured revolving credit facility;

•	An increase in the proportion of variable-rate debt, which could increase our sensitivity to interest rate fluctuations in the future; and

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

Debt Covenants

The unsecured revolving credit facility, unsecured term loan facility, unsecured term loan, unsecured senior notes and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key existing financial covenants and their covenant levels include:

Unsecured Credit Facility, Unsecured Term Loan Facility and Unsecured Term Loan (as defined in the applicable Credit Agreements):	Covenant Level	Actual Performance as of December 31, 2014
Total debt to total asset value	less than 60%	32%
Fixed charge coverage ratio	greater than 1.5x	2.6x
Unsecured debt ratio	greater than 1.67x	2.83x
Unencumbered asset pool debt service coverage	greater than 1.75x	3.59x

Unsecured Senior Notes due 2015, 2018, 2020, 2023 and 2029 (as defined in the applicable Indentures):
Total debt to total asset value	less than 60%	40%
Interest coverage	greater than 1.5x	5.1x
Secured debt to total asset value	less than 40%	9%
Unencumbered asset pool value to unsecured debt	greater than 150%	262%

The Operating Partnership was in compliance with all its debt covenants as of December 31, 2014. Our current expectation is that the Operating Partnership will continue to meet the requirements of its debt covenants in both the short and long term. However, in the event of an economic slowdown or continued volatility in the credit markets, there is no certainty that the Operating Partnership will be able to continue to satisfy all the covenant requirements.

Consolidated Historical Cash Flow Summary

The following summary discussion of our consolidated historical cash flow is based on the consolidated statements of cash flows in Item 15. “Exhibits and Financial Statement Schedules” and is not meant to be an all-inclusive discussion of the changes in our cash flow for the periods presented below. The cash flow amounts shown below include the activities of discontinued operations. Our historical cash flow activity for the year ended December 31, 2014 as compared to the year ended December 31, 2013 is as follows:

	Year Ended December 31,
	2014	2013	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$245,253	$240,576	$4,677	1.9%
Net cash used in investing activities	(501,436)	(506,520)	5,084	(1.0)%
Net cash provided by financing activities	244,587	284,621	(40,034)	(14.1)%

Operating Activities

Our cash flows from operating activities depend on numerous factors including the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, the level of operating expenses, the impact of property acquisitions, completed development projects and related financing activities, and other general and administrative costs. Our net cash provided by operating activities increased by $4.7 million, or 1.9%, for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily as a result of an increase in cash Net Operating Income generated from our Same Store, Acquisition, and Stabilized Development and Redevelopment Portfolios. See additional information under the caption “—Results of Operations.”

Investing Activities

Our cash flows used in investing activities is generally used to fund property, development and redevelopment acquisitions, recurring and nonrecurring capital expenditures for our operating properties, and development and redevelopment projects, net of proceeds received from dispositions of operating properties. Our net cash used in investing activities decreased by $5.1 million, or 1.0%, for the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily as a result of proceeds received from the disposition of 17 operating properties and one undeveloped land parcel during 2014, partially offset by an increase in cash paid for acquisitions and expenditures at our operating properties, development and redevelopment properties and undeveloped land as compared to the prior year.

Financing Activities

Our net cash provided by financing activities is principally impacted by our capital raising activities, net of dividends and distributions paid to common and preferred security holders. Net cash provided by financing activities decreased by $40.0 million, or 14.1%, for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to a decrease in the issuance of equity in 2014 compared to the prior year period and the repayment of our 4.25% Exchangeable Notes offset by an increase in proceeds received from the issuance of unsecured debt.

Off-Balance Sheet Arrangements

As of December 31, 2014 and as of the date this report was filed, we did not have any off-balance sheet transactions, arrangements, or obligations, including contingent obligations.

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

The following table presents our FFO for the years ended December 31, 2014, 2013, 2012, 2011 and 2010:

	Year ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Net income available to common stockholders	$166,969	$30,630	$249,826	$50,819	$4,512
Adjustments:
Net income attributable to noncontrolling common units of the Operating Partnership	3,589	685	6,187	1,474	178
Depreciation and amortization of real estate assets	202,108	199,558	168,687	135,467	102,898
Net gain on dispositions of discontinued operations	(121,922)	(12,252)	(259,245)	(51,587)	(949)
Funds From Operations (1)	$250,744	$218,621	$165,455	$136,173	$106,639
_______________________

(1)
Includes amortization of deferred revenue related to tenant-funded tenant improvements of $11.0 million, $10.7 million, $9.1 million, $9.3 million and $9.7 million for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively. Reported amounts are attributable to common stockholders and common unitholders.

The following table presents our weighted average shares of common stock and common units outstanding for the years ended December 31, 2014, 2013, 2012, 2011 and 2010:

	Year Ended December 31,
	2014	2013	2012	2011	2010
Weighted average shares of common stock outstanding	83,090,235	77,343,853	69,639,623	56,717,121	49,497,487
Weighted average common units outstanding	1,804,263	1,822,407	1,763,635	1,720,323	1,723,131
Effect of participating securities – nonvested shares and restricted stock units	1,228,807	1,224,208	1,127,534	924,747	812,865
Total basic weighted average shares / units outstanding	86,123,305	80,390,468	72,530,792	59,362,191	52,033,483
Effect of dilutive securities – Exchangeable Notes, stock options and contingently issuable shares	1,877,485	1,765,025	1,123,482	187,134	15,708
Total diluted weighted average shares / units outstanding	88,000,790	82,155,493	73,654,274	59,549,325	52,049,191

Inflation

The majority of the Company’s leases require tenants to pay for recoveries and escalation charges based upon the tenant’s proportionate share of, and/or increases in, real estate taxes and certain operating costs, which reduce the Company’s exposure to increases in operating costs resulting from inflation.

New Accounting Pronouncements

For a discussion of new accounting pronouncements see Note 2 “Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included in this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk we face is interest rate risk. We seek to mitigate this risk by following established risk management policies and procedures. These policies include maintaining prudent amounts of debt, including a greater amount of fixed-rate debt as compared to variable-rate debt in our portfolio, and may include the periodic use of derivative instruments. As of December 31, 2014 and 2013, we did not have any interest-rate sensitive derivative assets or liabilities. Information about our changes in interest rate risk exposures from December 31, 2013 to December 31, 2014 is incorporated herein by reference from “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Operating Partnership.”

Market Risk

As of December 31, 2014, approximately 13.4% of our total outstanding debt of $2.5 billion was subject to variable interest rates. The remaining 86.6% bore interest at fixed rates. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. In general, interest rate fluctuations applied to our variable-rate debt will impact our future earnings and cash flows. Conversely, interest rate fluctuations applied to our fixed-rate debt will generally not impact our future earnings and cash flows, unless such instruments mature or are otherwise terminated and need to be refinanced. However, interest rate fluctuations will impact the fair value of the fixed-rate debt instruments.

We generally determine the fair value of our secured debt, unsecured revolving credit facility, unsecured term loan facility and unsecured term loan by performing discounted cash flow analyses using an appropriate market discount rate. We calculate the market rate by obtaining period-end treasury rates for maturities that correspond to the maturities of our fixed-rate debt and then adding an appropriate credit spread based on information obtained from third-party financial institutions. We calculate the market rate of our unsecured revolving credit facility and unsecured term loan facility by obtaining the period-end LIBOR rate and then adding an appropriate credit spread based on information obtained from third-party financial institutions. These credit spreads take into account factors, including but not limited to, our credit profile, the tenure of the debt, amortization period, whether the debt is secured or unsecured, and the loan-to-value ratio of the debt to the collateral. These calculations are significantly affected by the assumptions used, including the discount rate, credit spreads, and estimates of future cash flow. We determine the fair value of each of our publicly traded unsecured senior notes based on their quoted trading price at the end of the reporting period. See Note 16 “Fair Value Measurements and Disclosures” in the consolidated financial statements included in this report for additional information on the fair value of our financial assets and liabilities as of December 31, 2014 and December 31, 2013.

As of December 31, 2014, the total outstanding balance of our variable-rate debt was comprised of borrowings on our unsecured revolving credit facility of $140.0 million and borrowings on our unsecured term loan facility and unsecured term loan of $189.0 million, which were indexed to LIBOR plus a spread of 1.250% (weighted average interest rate of 1.41%) and 1.40% (weighted average interest rate of 1.56%), respectively. As of December 31, 2013, the total outstanding balance of our variable-rate debt was comprised of borrowings on our unsecured revolving credit facility of $45.0 million and borrowings on our unsecured term loan facility of $150.0 million, which were indexed to LIBOR plus a spread of 1.450% (weighted average interest rate of 1.62%) and 1.750% (weighted average interest rate of 1.92%), respectively. Assuming no changes in the outstanding balance of our existing variable-rate debt as of December 31, 2014, a 100 basis point increase in the LIBOR rate would increase our projected annual interest expense, before the effect of capitalization, by approximately $3.3 million. Comparatively, if interest rates were 100 basis points higher as of December 31, 2013, our projected annual interest expense, before the effect of capitalization, would have been $2.0 million higher.

The total carrying value of our fixed-rate debt was approximately $2.1 billion and $2.0 billion as of December 31, 2014 and 2013, respectively. The total estimated fair value of our fixed-rate debt was approximately $2.2 billion and $2.1 billion as of December 31, 2014 and 2013, respectively. For sensitivity purposes, a 100 basis point increase in the discount rate equates to a decrease in the total fair value of our fixed-rate debt of approximately $104.4 million, or 4.7%, as of December 31, 2014. Comparatively, a 100 basis point increase in the discount rate equates to a decrease in the total fair value of our fixed-rate debt of approximately $85.1 million, or 4.0%, as of December 31, 2013.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2014, the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is supported by written policies and procedures and by an appropriate segregation of responsibilities and duties. The Company has used the criteria set forth in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess our internal control over financial reporting. Based upon this assessment, management concluded that internal control over financial reporting operated effectively as of December 31, 2014.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited the Company’s financial statements and has issued a report on the effectiveness of the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Kilroy Realty Corporation
Los Angeles, California

We have audited the internal control over financial reporting of Kilroy Realty Corporation (the “Company”) as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2014, of the Company and our report dated February 10, 2015, expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
February 10, 2015

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

As required by SEC Rule 13a-15(b), the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of its general partner, of the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2014, the end of the period covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of its general partner concluded, as of that time, that the Operating Partnership’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is supported by written policies and procedures and by an appropriate segregation of responsibilities and duties. The Operating Partnership has used the criteria set forth in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess our internal control over financial reporting. Based upon this assessment, management concluded that internal control over financial reporting operated effectively as of December 31, 2014.

Deloitte & Touche LLP, the Operating Partnership’s independent registered public accounting firm, has audited the Operating Partnership’s financial statements and has issued a report on the effectiveness of the Operating Partnership’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Kilroy Realty, L.P.
Los Angeles, California

We have audited the internal control over financial reporting of Kilroy Realty L.P. (the “Operating Partnership”) as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Operating Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Operating Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2014, of the Operating Partnership and our report dated February 10, 2015, expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
February 10, 2015

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2015.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2015.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2015.

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
3.(i)2
Certificate of Limited Partnership of Kilroy Realty, L.P. (previously filed by Kilroy Realty, L.P., as an exhibit to the General Form for Registration of Securities on Form 10 as filed with the Securities and Exchange Commission on August 18, 2010)

3.(i)3
Amendment to the Certificate of Limited Partnership of Kilroy Realty, L.P. (previously filed by Kilroy Realty, L.P., as an exhibit to the General Form for Registration of Securities on Form 10 as filed with the Securities and Exchange Commission on August 18, 2010)

3.(i)4
Articles Supplementary designating Kilroy Realty Corporation’s 6.375% Series H Cumulative Redeemable Preferred Stock (previously filed by Kilroy Realty Corporation on Form 8-A as filed with the Securities and Exchange Commission on August 10, 2012)

3.(ii).1
Third Amended and Restated Bylaws of Kilroy Realty Corporation (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 11, 2014)

3.(ii).2
Seventh Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P. dated August 15, 2012, as amended (previously filed by Kilroy Realty Corporation on Form 10-Q for the quarter ended June 30, 2014)

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
4.5
Registration Rights Agreement, dated October 31, 1997 (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K/A as filed with the Securities and Exchange Commission on December 19, 1997)

4.6	Registration Rights Agreement, dated October 6, 2000 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2000)
4.7
Note and Guarantee Agreement, dated August 4, 2004, by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and the purchasers whose names appear in the acceptance form at the end of the Note and Guarantee Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on August 11, 2004)

4.8
Registration Rights Agreement, dated November 20, 2009, among Kilroy Realty, L.P., Kilroy Realty Corporation, J.P. Morgan Securities Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 25, 2009)

4.9
Form of Certificate for Partnership Units of Kilroy Realty, L.P. (previously filed by Kilroy Realty, L.P., as an exhibit to the General Form for Registration of Securities on Form 10 as filed with the Securities and Exchange Commission on August 18, 2010)

4.10
Indenture, dated May 24, 2010, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, including the form of 6.625% Senior Notes due 2020 and the form of the related guarantee (previously filed by Kilroy Realty Corporation as an exhibit on Form 8−K as filed with the Securities and Exchange Commission on May 25, 2010)

4.11
Registration Rights Agreement, dated May 24, 2010, among Kilroy Realty, L.P., Kilroy Realty Corporation, J.P. Morgan Securities Inc., Banc of America Securities LLC and Barclays Capital Inc. (previously filed by Kilroy Realty Corporation as an exhibit on Form 8−K as filed with the Securities and Exchange Commission on May 25, 2010)

4.12
Indenture, dated November 3, 2010, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, including the form of 5.000% Senior Notes due 2015 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8−K as filed with the Securities and Exchange Commission on November 4, 2010)

4.13
Officers’ Certificate pursuant to Sections 101, 201, 301 and 303 of the Indenture dated March 1, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “4.800% Notes due 2018,” including the form of 4.800% Notes due 2018 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 6, 2011)

4.14	Registration Rights Agreement, dated July 31, 2012 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2012)
4.15
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

Exhibit Number	Description
4.16
Indenture, dated March 1, 2011, by and among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit to the Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on October 2, 2013)

4.17
Supplemental Indenture, dated July 5, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit to the Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on October 2, 2013)

4.18
Officers’ Certificate pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “4.25% Senior Notes due 2029,” including the form of 4.25% Senior Notes due 2029 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on August 6, 2014)

4.19
The Company is party to agreements in connection with long-term debt obligations, none of which individually exceeds ten percent of the total assets of the Company on a consolidated basis. Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Company agrees to furnish copies of these agreements to the Commission upon request

10.1
Pledge Agreement by and among Kilroy Realty, L.P., John B. Kilroy, Sr., John B. Kilroy, Jr. and Kilroy Industries (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553))

10.2†
1997 Stock Option and Incentive Plan of the Registrant and Kilroy Realty, L.P. (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553))

10.3
Lease Agreement, dated January 24, 1989, by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase I (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 2 to Form S-11 (No. 333-15553))

10.4
First Amendment to Lease Agreement, dated December 28, 1990, by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase I (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 2 to Form S-11 (No. 333-15553))

10.5*	Second Amendment to Lease Agreement, dated April 28, 1997, by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase I
10.6*	Third Amendment to Lease Agreement, dated June 20, 2002, by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase I
10.7
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

10.9*	Second Amendment to Lease Agreement, dated April 28, 1997, by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase II
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
10.13
Third Amendment to Lease Agreement, dated October 10, 1994, by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Form S-11 (No. 333-15553))

10.14*	Fourth Amendment to Lease Agreement, dated June 20, 2002, by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III
10.15
Development Agreement by and between Kilroy Long Beach Associates and the City of Long Beach (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Form S-11 (No. 333-15553))

10.16
Amendment No. 1 to Development Agreement by and between Kilroy Long Beach Associates and the City of Long Beach (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Form S-11 (No. 333-15553))

10.17†
Noncompetition Agreement by and between the Registrant and John B. Kilroy, Sr. (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553))

10.18
License Agreement by and among the Registrant and the other persons named therein (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 4 to Form S-11 (No. 333-15553))

10.19
Contribution Agreement, dated October 21, 1997, by and between Kilroy Realty, L.P., Kilroy Realty Corporation, The Allen Group and the Allens (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 21, 1997)

10.20
Amendment to the Contribution Agreement, dated October 14, 1998, by and between Kilroy Realty, L.P., Kilroy Realty Corporation, The Allen Group and the Allens dated October 21, 1997 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended September 30, 1998)

10.21†	Form of Restricted Stock Award Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 8, 2007)
10.22†	Kilroy Realty Corporation 2007 Deferred Compensation Plan (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2007)
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
10.28†
Form of Indemnification Agreement of Kilroy Realty Corporation with certain officers and directors (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2009)

10.29†
Separation Agreement and Release, dated December 16, 2009, by and between Richard E. Moran Jr., Kilroy Realty, L.P. and Kilroy Realty Corporation (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2009)

Exhibit Number	Description
10.30
Deed of Trust and Security Agreement, dated January 26, 2010, between Kilroy Realty, L.P. and The Northwestern Mutual Life Insurance Company; related Promissory Note, dated January 26, 2010 for $71 million payable to The Northwestern Mutual Life Insurance Company; and related Guarantee of Recourse Obligations, dated January 26, 2010 by Kilroy Realty Corporation (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2009)

10.31
Promissory Note, dated January 12, 2011, executed by Kilroy Realty 303, LLC (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 13, 2011)

10.32
Deed of Trust, Security Agreement and Fixture Filing, dated January 12, 2011, executed by Kilroy Realty 303, LLC (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 13, 2011)

10.33
Guaranty, dated January 12, 2011, executed by Kilroy Realty, L.P. (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 13, 2011)

10.34
Unsecured Indemnity Agreement, dated January 12, 2011, executed by Kilroy Realty 303, LLC (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8−K as filed with the Securities and Exchange Commission on January 13, 2011)

10.35†
Kilroy Realty Corporation Form of Stock Option Grant Notice and Stock Option Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 24, 2012)

10.36†
Amended and Restated Employment Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and John B. Kilroy, Jr. (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on April 4, 2012)

10.37†
Noncompetition Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and John B. Kilroy, Jr. (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on April 4, 2012)

10.38	Term Loan Agreement, dated March 29, 2012 (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on April 2, 2012)
10.39	First Amendment to Term Loan Agreement, dated November 28, 2012 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2012)
10.40	Guaranty of Payment of Kilroy Realty Corporation, dated March 29, 2012 (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on April 2, 2012)
10.41	Promissory Note, dated June 28, 2012 (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2012)
10.42
Loan Agreement, dated June 28, 2012, by and between KR MML 12701, LLC and Massachusetts Mutual Life Insurance Company (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2012)

10.43
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Irvine) for 2211 Michelson Drive, Irvine, California, dated June 28, 2012 (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2012)

10.44
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Santa Monica) for 2100-2110 Colorado Avenue, Santa Monica, California, dated June 28, 2012 (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2012)

10.45	Recourse Guaranty Agreement, dated June 28, 2012 (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2012)
10.46	Environmental Indemnification Agreement, dated June 28, 2012 (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2012)

Exhibit Number	Description
10.47†
Noncompetition Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Jeffrey C. Hawken (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 10-Q for the quarter ended March 31, 2013)

10.48†
Amended and Restated Employment Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Jeffrey C. Hawken effective as of January 1, 2013 (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on April 5, 2013)

10.49†
Kilroy Realty Corporation 2006 Incentive Award Plan Restricted Stock Unit Agreement by and between Kilroy Realty Corporation and Jeffrey C. Hawken, dated April 4, 2013 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2013)

10.50†
Kilroy Realty Corporation 2006 Incentive Award Plan Restricted Stock Unit Agreement by and between Kilroy Realty Corporation and John Kilroy, Jr., dated March 30, 2012 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2013)

10.51†	Form of Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2013)
10.52†	Form of Stock Award Deferral Program Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2013)
10.53†	Form of Performance-Vest Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2014)
10.54†	Form of Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2014)
10.55†
Form of Restricted Stock Unit Agreement for Non-Employee Members of the Board of Directors (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2014)

10.56†	Kilroy Realty 2006 Incentive Award Plan (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on May 23, 2014)
10.57	Amended and Restated Revolving Credit Agreement, dated June 23, 2014 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2014)
10.58	Amended and Restated Guaranty, dated June 23, 2014 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2014)
10.59	Term Loan Agreement, dated July 31, 2014 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended September 30, 2014)
10.60	Guaranty, dated July 31, 2014 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended September 30, 2014)
10.61
Sales Agreement, dated December 12, 2014, between Kilroy Realty Corporation, Kilroy Realty, L.P. and RBC Capital Markets, LLC (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2014)

10.62
Sales Agreement, dated December 12, 2014, between Kilroy Realty Corporation, Kilroy Realty, L.P. and Jefferies LLC (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2014)

10.63
Sales Agreement, dated December 12, 2014, between Kilroy Realty Corporation, Kilroy Realty, L.P. and KeyBanc Capital Markets Inc. (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2014)

10.64
Sales Agreement, dated December 12, 2014, between Kilroy Realty Corporation, Kilroy Realty, L.P. and BNP Paribas Securities Corp. (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2014)

10.65
Sales Agreement, dated December 12, 2014, between Kilroy Realty Corporation, Kilroy Realty, L.P. and J.P. Morgan Securities LLC (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2014)

10.66
Sales Agreement, dated December 12, 2014, between Kilroy Realty Corporation, Kilroy Realty, L.P. and Barclays Capital Inc. (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2014)

Exhibit Number	Description
12.1*	Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges and Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Dividends of Kilroy Realty Corporation
12.2*	Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges of Kilroy Realty, L.P.
21.1*	List of Subsidiaries of Kilroy Realty Corporation
21.2*	List of Subsidiaries of Kilroy Realty, L.P.
23.1*	Consent of Deloitte & Touche LLP for Kilroy Realty Corporation
23.2*	Consent of Deloitte & Touche LLP for Kilroy Realty, L.P.
24.1*	Power of Attorney (included on the signature page of this Form 10-K)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty Corporation
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty Corporation
31.3*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty, L.P.
31.4*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty, L.P.
32.1*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty Corporation
32.2*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty Corporation
32.3*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty, L.P.
32.4*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty, L.P.
101.1
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Capital, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.(1)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Kilroy Realty Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 10, 2015.

KILROY REALTY CORPORATION

By	/s/ Heidi R. Roth
Heidi R. Roth Executive Vice President, Chief Accounting Officer and Controller

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

Name	Title	Date

/s/ John B. Kilroy, Jr.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 10, 2015
John B. Kilroy, Jr.
/s/ Tyler H. Rose	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 10, 2015
Tyler H. Rose
/s/ Heidi R. Roth	Executive Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 10, 2015
Heidi R. Roth
/s/ Edward F. Brennan, Ph.D.	Director	February 10, 2015
Edward F. Brennan, Ph.D.
/s/ Scott S. Ingraham	Director	February 10, 2015
Scott S. Ingraham
/s/ Gary R. Stevenson	Director	February 10, 2015
Gary R. Stevenson
/s/ Peter B. Stoneberg	Director	February 10, 2015
Peter B. Stoneberg

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Kilroy Realty, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 10, 2015.

KILROY REALTY, L.P.

By	/s/ Heidi R. Roth
Heidi R. Roth Executive Vice President, Chief Accounting Officer and Controller

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

Name	Title	Date

/s/ John B. Kilroy, Jr.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 10, 2015
John B. Kilroy, Jr.
/s/ Tyler H. Rose	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 10, 2015
Tyler H. Rose
/s/ Heidi R. Roth	Executive Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 10, 2015
Heidi R. Roth
/s/ Edward F. Brennan, Ph.D.	Director	February 10, 2015
Edward F. Brennan, Ph.D.
/s/ Scott S. Ingraham	Director	February 10, 2015
Scott S. Ingraham
/s/ Gary R. Stevenson	Director	February 10, 2015
Gary R. Stevenson
/s/ Peter B. Stoneberg	Director	February 10, 2015
Peter B. Stoneberg

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2014 AND 2013
AND FOR THE THREE YEARS ENDED DECEMBER 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Kilroy Realty Corporation
Los Angeles, California

We have audited the accompanying consolidated balance sheets of Kilroy Realty Corporation and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2015, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
February 10, 2015

KILROY REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2014	December 31, 2013
ASSETS
REAL ESTATE ASSETS (Notes 3 and 18):
Land and improvements	$877,633	$657,491
Buildings and improvements	4,059,639	3,590,699
Undeveloped land and construction in progress	1,120,660	1,016,757
Total real estate held for investment	6,057,932	5,264,947
Accumulated depreciation and amortization	(947,664)	(818,957)
Total real estate held for investment, net ($211,755 and $234,532 of VIE, Note 2)	5,110,268	4,445,990
REAL ESTATE ASSETS AND OTHER ASSETS HELD FOR SALE, NET (Note 18)	8,211	213,100
CASH AND CASH EQUIVALENTS	23,781	35,377
RESTRICTED CASH (Note 18)	75,185	49,780
MARKETABLE SECURITIES (Notes 13 and 16)	11,971	10,008
CURRENT RECEIVABLES, NET (Note 5)	7,229	10,743
DEFERRED RENT RECEIVABLES, NET (Note 5)	156,416	127,123
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Notes 3 and 4)	201,926	186,622
DEFERRED FINANCING COSTS, NET (Notes 2 and 7)	18,374	16,502
PREPAID EXPENSES AND OTHER ASSETS, NET	20,375	15,783
TOTAL ASSETS	$5,633,736	$5,111,028
LIABILITIES AND EQUITY
LIABILITIES:
Secured debt (Notes 3, 6, 7 and 16)	$546,292	$560,434
Exchangeable senior notes, net (Notes 6, 7 and 16)	—	168,372
Unsecured debt, net (Notes 6, 7 and 16)	1,783,121	1,431,132
Unsecured line of credit (Notes 6, 7 and 16)	140,000	45,000
Accounts payable, accrued expenses and other liabilities (Note 15)	225,830	198,467
Accrued distributions (Note 10)	32,899	31,490
Deferred revenue and acquisition-related intangible liabilities, net (Notes 3, 4 and 8)	132,239	101,286
Rents received in advance and tenant security deposits	49,363	44,240
Liabilities and deferred revenue of real estate assets held for sale (Note 18)	56	14,447
Total liabilities	2,909,800	2,594,868
COMMITMENTS AND CONTINGENCIES (Note 15)
EQUITY (Notes 9 and 10):
Stockholders’ Equity:
Preferred Stock, $.01 par value, 30,000,000 shares authorized,
6.875% Series G Cumulative Redeemable Preferred stock, $.01 par value, 4,600,000 shares authorized, 4,000,000 shares issued and outstanding ($100,000 liquidation preference)	96,155	96,155
6.375% Series H Cumulative Redeemable Preferred stock, $.01 par value, 4,000,000 shares authorized, issued and outstanding ($100,000 liquidation preference)	96,256	96,256
Common stock, $.01 par value, 150,000,000 shares authorized, 86,259,684 and 82,153,944 shares issued and outstanding, respectively	863	822
Additional paid-in capital	2,635,900	2,478,975
Distributions in excess of earnings	(162,964)	(210,896)
Total stockholders’ equity	2,666,210	2,461,312
Noncontrolling Interests:
Common units of the Operating Partnership	51,864	49,963
Noncontrolling interest in consolidated subsidiary (Notes 2, 3, and 9)	5,862	4,885
Total noncontrolling interests	57,726	54,848
Total equity	2,723,936	2,516,160
TOTAL LIABILITIES AND EQUITY	$5,633,736	$5,111,028

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2014	2013	2012
REVENUES:
Rental income	$466,328	$411,899	$342,164
Tenant reimbursements	46,717	38,047	29,667
Other property income (Notes 15 and 17)	8,680	7,165	1,487
Total revenues	521,725	457,111	373,318
EXPENSES:
Property expenses	100,514	94,115	73,998
Real estate taxes	45,197	39,417	31,562
Provision for bad debts	58	396	153
Ground leases (Note 4 and 15)	3,075	3,504	3,168
General and administrative expenses	46,152	39,660	36,188
Acquisition-related expenses	1,479	1,962	4,937
Depreciation and amortization (Notes 2 and 4)	202,417	188,887	150,521
Total expenses	398,892	367,941	300,527
OTHER (EXPENSES) INCOME:
Interest income and other net investment gains (Note 16)	561	1,635	848
Interest expense (Note 7)	(67,571)	(75,870)	(79,114)
Total other (expenses) income	(67,010)	(74,235)	(78,266)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE GAIN ON SALE OF LAND	55,823	14,935	(5,475)
Gain on sale of land (Note 18)	3,490	—	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	59,313	14,935	(5,475)
DISCONTINUED OPERATIONS (Note 18)
Income from discontinued operations	2,573	17,378	23,331
Net gain on dispositions of discontinued operations	121,922	12,252	259,245
Total income from discontinued operations	124,495	29,630	282,576
NET INCOME	183,808	44,565	277,101
Net income attributable to noncontrolling common units of the Operating Partnership	(3,589)	(685)	(6,187)
NET INCOME ATTRIBUTABLE TO KILROY REALTY CORPORATION	180,219	43,880	270,914
PREFERRED DISTRIBUTIONS AND DIVIDENDS:
Preferred dividends (Note 10)	(13,250)	(13,250)	(10,567)
Distributions to noncontrolling cumulative redeemable preferred units of the Operating Partnership (Note 9)	—	—	(3,541)
Original issuance costs of redeemed preferred stock and preferred units (Notes 9 and 10)	—	—	(6,980)
Total preferred distributions and dividends	(13,250)	(13,250)	(21,088)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$166,969	$30,630	$249,826
Income (loss) from continuing operations available to common stockholders per share of common stock – basic (Note 19)	$0.52	$0.00	$(0.40)
Income (loss) from continuing operations available to common stockholders per share of common stock – diluted (Note 19)	$0.51	$0.00	$(0.40)
Net income available to common stockholders per share – basic (Note 19)	$1.99	$0.37	$3.56
Net income available to common stockholders per share – diluted (Note 19)	$1.95	$0.37	$3.56
Weighted average shares of common stock outstanding – basic (Note 19)	83,090,235	77,343,853	69,639,623
Weighted average shares of common stock outstanding – diluted (Note 19)	84,967,720	77,343,853	69,639,623

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share/unit data)

	Preferred Stock	Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
		Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AT DECEMBER 31, 2011	$121,582	58,819,717	$588	$1,448,997	$(277,450)	$1,293,717	$33,765	$1,327,482
Net income					270,914	270,914	6,187	277,101
Issuance of Series G and Series H Preferred Stock	192,411					192,411		192,411
Redemption of Series E and Series F Preferred Stock	(121,582)				(4,918)	(126,500)		(126,500)
Redemption of Series A Preferred Units					(2,062)	(2,062)		(2,062)
Issuance of common stock		16,024,618	161	671,941		672,102		672,102
Issuance of share-based compensation awards		62,137		1,291		1,291		1,291
Noncash amortization of share-based compensation				8,537		8,537		8,537
Repurchase of common stock and restricted stock units		(22,312)		(877)		(877)		(877)
Settlement of restricted stock units for shares of common stock		27,821		(784)		(784)		(784)
Exercise of stock options		5,000		129		129		129
Issuance of common units in connection with an operating property acquisition							5,604	5,604
Exchange of common units of the Operating Partnership		10,000		231		231	(231)	—
Adjustment for noncontrolling interest in the Operating Partnership				(3,460)		(3,460)	3,460	—
Preferred dividends and distributions					(14,108)	(14,108)		(14,108)
Dividends declared per share of common stock and common unit ($1.40 per share/unit)					(101,911)	(101,911)	(2,482)	(104,393)
BALANCE AT DECEMBER 31, 2012	192,411	74,926,981	749	2,126,005	(129,535)	2,189,630	46,303	2,235,933
Net income					43,880	43,880	685	44,565
Issuance of common stock		7,215,838	72	349,879		349,951		349,951
Issuance of share-based compensation awards				1,448		1,448		1,448
Noncash amortization of share-based compensation				9,563		9,563		9,563
Repurchase of common stock and restricted stock units		(42,896)		(2,521)		(2,521)		(2,521)
Settlement of restricted stock units for shares of common stock		37,245	1	—		1		1
Exercise of stock options		473		128		128		128
Exchange of common units of the Operating Partnership		16,303		450		450	(450)	—
Adjustment for noncontrolling interest in the Operating Partnership				(5,977)		(5,977)	5,977	—
Contribution by noncontrolling interest in consolidated subsidiary							4,885	4,885
Preferred dividends and distributions					(13,250)	(13,250)		(13,250)
Dividends declared per share of common stock and common unit ($1.40 per share/unit)					(111,991)	(111,991)	(2,552)	(114,543)
BALANCE AS OF DECEMBER 31, 2013	192,411	82,153,944	822	2,478,975	(210,896)	2,461,312	54,848	2,516,160
Net income					180,219	180,219	3,589	183,808
Issuance of common stock (Note 10)		1,950,599	20	123,840		123,860		123,860
Issuance of share-based compensation awards (Note 12)				1,692		1,692		1,692
Noncash amortization of share-based compensation (Note 12)				14,471		14,471		14,471
Exercise of stock options (Note 12)		495,000	5	21,087		21,092		21,092
Repurchase of common stock, stock options and restricted stock units (Note 12)		(58,045)		(3,533)		(3,533)		(3,533)
Settlement of restricted stock units for shares of common stock ( Note 12)		141,205		(1)		(1)		(1)
Common shares issued in connection with settlement of 4.25% Exchangeable Senior Notes (Note 7)		2,091,323	21	202		223		223
Common shares received in connection with capped call option transactions (Note 7)		(515,342)	(5)	5		—		—
Exchange of common units of the Operating Partnership		1,000		28		28	(28)	—
Adjustment for noncontrolling interest in the Operating Partnership (Note 2)				(866)		(866)	866	—
Contribution by noncontrolling interest in consolidated subsidiary (Note 2)							977	977
Preferred dividends					(13,250)	(13,250)		(13,250)
Dividends declared per share of common stock and common unit ($1.40 per share/unit)					(119,037)	(119,037)	(2,526)	(121,563)
BALANCE AS OF DECEMBER 31, 2014	$192,411	86,259,684	$863	$2,635,900	$(162,964)	$2,666,210	$57,726	$2,723,936
See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$183,808	$44,565	$277,101
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of buildings and improvements and leasing costs	202,108	199,558	168,687
Increase (decrease) in provision for bad debts	58	396	(42)
Depreciation of furniture, fixtures and equipment	2,370	1,929	1,213
Noncash amortization of share-based compensation awards (Note 12)	12,095	8,616	7,670
Noncash amortization of deferred financing costs and debt discounts and premiums	4,315	5,315	8,433
Noncash amortization of net below market rents (Note 4)	(8,328)	(7,777)	(6,699)
Net gain on dispositions of discontinued operations (Note 18)	(121,922)	(12,252)	(259,245)
Gain on sale of land (Note 18)	(3,490)	—	—
Noncash amortization of deferred revenue related to tenant-funded tenant improvements (Note 8)	(10,979)	(10,713)	(9,136)
Straight-line rents	(31,782)	(24,135)	(21,530)
Net change in other operating assets	367	(4,615)	(1,297)
Net change in other operating liabilities	16,633	40,137	17,320
Insurance proceeds received for property damage and other, net	—	(448)	(1,751)
Net cash provided by operating activities	245,253	240,576	180,724
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for acquisitions of operating properties, net of cash acquired (Note 3)	(204,546)	(202,682)	(454,841)
Expenditures for acquisitions of development and redevelopment properties (Note 3)	(147,182)	(102,769)	(333,942)
Expenditures for operating properties	(132,080)	(129,873)	(86,377)
Expenditures for development and redevelopment properties and undeveloped land	(417,784)	(320,141)	(83,310)
Net proceeds received from dispositions of operating properties and land (Note 18)	427,544	21,178	263,572
Insurance proceeds received for property damage	—	448	1,751
(Increase) decrease in acquisition-related deposits	(1,983)	(2,596)	5,000
(Increase) decrease in restricted cash (Note 18)	(25,405)	229,915	(18,359)
Net cash used in investing activities	(501,436)	(506,520)	(706,506)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock (Note 10)	102,229	349,951	672,102
Borrowings on unsecured line of credit	505,000	55,000	704,000
Repayments on unsecured line of credit	(410,000)	(195,000)	(701,000)
Proceeds from the issuance of unsecured debt (Note 7)	395,528	299,901	150,000
Repayments of exchangeable senior notes (Note 7)	(172,500)	—	(148,000)
Principal payments on secured debt	(9,845)	(93,688)	(106,262)
Borrowings on unsecured debt (Note 7)	39,000	—	—
Repayments of unsecured debt (Note 7)	(83,000)	—	—
Net proceeds from issuance of Series G and Series H preferred stock	—	—	192,411
Redemption of Series E and Series F preferred stock	—	—	(126,500)
Redemption of Series A preferred units	—	—	(75,000)
Proceeds from the issuance of secured debt	—	—	97,000
Financing costs	(8,648)	(4,384)	(7,963)
Repurchase of common stock and restricted stock units	(3,533)	(2,520)	(1,661)
Proceeds from exercise of stock options	21,092	128	129
Contributions from noncontrolling interests in consolidated subsidiary	977	—	—
Dividends and distributions paid to common stockholders and common unitholders	(118,463)	(111,517)	(97,386)
Dividends and distributions paid to preferred stockholders and preferred unitholders	(13,250)	(13,250)	(14,165)
Net cash provided by financing activities	244,587	284,621	537,705
Net (decrease) increase in cash and cash equivalents	(11,596)	18,677	11,923
Cash and cash equivalents, beginning of year	35,377	16,700	4,777
Cash and cash equivalents, end of year	$23,781	$35,377	$16,700

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(in thousands)

	Year Ended December 31,
	2014	2013	2012
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $44,385, $32,742, and $17,657 as of December 31, 2014, 2013 and 2012, respectively	$58,944	$65,157	$71,633
NONCASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$77,091	$73,482	$54,198
Tenant improvements funded directly by tenants	$42,906	$7,633	$17,719
Assumption of secured debt in connection with property acquisitions (Notes 3 and 7)	$—	$95,496	$221,032
Assumption of other assets and liabilities in connection with operating and development property acquisitions, net (Note 3)	$14,917	$1,811	$37,535
Contribution of land, net of related liabilities, by noncontrolling interest to consolidated subsidiary (Note 3)	$—	$4,885	$—
NONCASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders (Note 10)	$31,243	$29,378	$26,863
Accrual of dividends and distributions payable to preferred stockholders and preferred unitholders (Note 10)	$1,656	$1,694	$1,694
Grant date fair value of share-based compensation awards (Note 12)	$20,739	$10,721	$31,396
Issuance of common shares in connection with a development property acquisition (Notes 3 and 10)	$21,631	$—	$—
Issuance of common units in the Operating Partnership in connection with an operating property acquisition (Note 3)	$—	$—	$5,604
Exchange of common units of the Operating Partnership into shares of the Company’s common stock (Note 10)	$28	$450	$231

See accompanying notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Kilroy Realty, L.P.
Los Angeles, California

We have audited the accompanying consolidated balance sheets of Kilroy Realty, L.P. and subsidiaries (the “Operating Partnership”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, capital, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Operating Partnership’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2015, expressed an unqualified opinion on the Operating Partnership’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
February 10, 2015

KILROY REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	December 31, 2014	December 31, 2013
ASSETS
REAL ESTATE ASSETS (Notes 3 and 18):
Land and improvements	$877,633	$657,491
Buildings and improvements	4,059,639	3,590,699
Undeveloped land and construction in progress	1,120,660	1,016,757
Total real estate held for investment	6,057,932	5,264,947
Accumulated depreciation and amortization	(947,664)	(818,957)
Total real estate held for investment, net ($211,755 and $234,532 of VIE, Note 2)	5,110,268	4,445,990

REAL ESTATE ASSETS AND OTHER ASSETS HELD FOR SALE, NET (Note 18)	8,211	213,100
CASH AND CASH EQUIVALENTS	23,781	35,377
RESTRICTED CASH (Note 18)	75,185	49,780
MARKETABLE SECURITIES (Notes 13 and 16)	11,971	10,008
CURRENT RECEIVABLES, NET (Note 5)	7,229	10,743
DEFERRED RENT RECEIVABLES, NET (Note 5)	156,416	127,123
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Notes 3 and 4)	201,926	186,622
DEFERRED FINANCING COSTS, NET (Notes 2 and 7)	18,374	16,502
PREPAID EXPENSES AND OTHER ASSETS, NET	20,375	15,783
TOTAL ASSETS	$5,633,736	$5,111,028
LIABILITIES AND CAPITAL
LIABILITIES:
Secured debt (Notes 3, 7 and 16)	$546,292	$560,434
Exchangeable senior notes, net (Notes 7 and 16)	—	168,372
Unsecured debt, net (Notes 7 and 16)	1,783,121	1,431,132
Unsecured line of credit (Notes 7 and 16)	140,000	45,000
Accounts payable, accrued expenses and other liabilities (Note 15)	225,830	198,467
Accrued distributions (Note 11)	32,899	31,490
Deferred revenue and acquisition-related intangible liabilities, net (Notes 3, 4 and 8)	132,239	101,286
Rents received in advance and tenant security deposits	49,363	44,240
Liabilities and deferred revenue of real estate assets held for sale (Note 18)	56	14,447
Total liabilities	2,909,800	2,594,868
COMMITMENTS AND CONTINGENCIES (Note 15)
CAPITAL (Notes 9 and 11):
Partners’ Capital:
6.875% Series G Cumulative Redeemable Preferred units, 4,000,000 units issued and outstanding ($100,000 liquidation preference)	96,155	96,155
6.375% Series H Cumulative Redeemable Preferred units, 4,000,000 units issued and outstanding ($100,000 liquidation preference)	96,256	96,256
Common units, 86,259,684 and 82,153,944 held by the general partner and 1,804,200 and 1,805,200 held by common limited partners issued and outstanding, respectively	2,521,900	2,315,361
Total Partners’ Capital	2,714,311	2,507,772
Noncontrolling interests in consolidated subsidiaries (Notes 2, 3, and 9)	9,625	8,388
Total capital	2,723,936	2,516,160
TOTAL LIABILITIES AND CAPITAL	$5,633,736	$5,111,028

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit and per unit data)

	Year Ended December 31,
	2014	2013	2012
REVENUES:
Rental income	$466,328	$411,899	$342,164
Tenant reimbursements	46,717	38,047	29,667
Other property income (Notes 15 and 17)	8,680	7,165	1,487
Total revenues	521,725	457,111	373,318
EXPENSES:
Property expenses	100,514	94,115	73,998
Real estate taxes	45,197	39,417	31,562
Provision for bad debts	58	396	153
Ground leases (Notes 4 and 15)	3,075	3,504	3,168
General and administrative expenses	46,152	39,660	36,188
Acquisition-related expenses	1,479	1,962	4,937
Depreciation and amortization (Notes 2 and 4)	202,417	188,887	150,521
Total expenses	398,892	367,941	300,527
OTHER (EXPENSES) INCOME:
Interest income and other net investment gains (Note 16)	561	1,635	848
Interest expense (Note 7)	(67,571)	(75,870)	(79,114)
Total other (expenses) income	(67,010)	(74,235)	(78,266)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE GAIN ON SALE OF LAND	55,823	14,935	(5,475)
Gain on sale of land (Note 18)	3,490	—	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	59,313	14,935	(5,475)
DISCONTINUED OPERATIONS (Note 18)
Income from discontinued operations	2,573	17,378	23,331
Net gain on dispositions of discontinued operations	121,922	12,252	259,245
Total income from discontinued operations	124,495	29,630	282,576
NET INCOME	183,808	44,565	277,101
Net income attributable to noncontrolling interests in consolidated subsidiaries	(260)	(224)	(638)
NET INCOME ATTRIBUTABLE TO KILROY REALTY, L.P.	183,548	44,341	276,463
Preferred distributions (Note 11)	(13,250)	(13,250)	(14,108)
Original issuance costs of redeemed preferred units (Notes 9 and 11)	—	—	(6,980)
Total preferred distributions	(13,250)	(13,250)	(21,088)
NET INCOME AVAILABLE TO COMMON UNITHOLDERS	$170,298	$31,091	$255,375
Income (loss) from continuing operations available to common unitholders per unit – basic (Note 20)	$0.52	$0.00	$(0.40)
Income (loss) from continuing operations available to common unitholders per unit – diluted (Note 20)	$0.51	$0.00	$(0.40)
Net income available to common unitholders per unit – basic (Note 20)	$1.99	$0.37	$3.56
Net income available to common unitholders per unit – diluted (Note 20)	$1.94	$0.37	$3.56
Weighted average common units outstanding – basic (Note 20)	84,894,498	79,166,260	71,403,258
Weighted average common units outstanding – diluted (Note 20)	86,771,983	79,166,260	71,403,258

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(in thousands, except unit and per unit data)

	Partners’ Capital			Total Partners’ Capital	Noncontrolling Interests in Consolidated Subsidiaries
	Preferred Units	Number of Common Units	Common Units			Total Capital
BALANCE AS OF DECEMBER 31, 2011	$121,582	60,537,848	$1,203,259	$1,324,841	$2,641	$1,327,482
Net income			276,463	276,463	638	277,101
Issuance of Series G and Series H Preferred Stock	192,411			192,411		192,411
Redemption of Series E and Series F Preferred Stock	(121,582)		(4,918)	(126,500)		(126,500)
Redemption of Series A Preferred Units			(2,062)	(2,062)		(2,062)
Issuance of common units		16,024,618	672,102	672,102		672,102
Issuance of common units in connection with an operating property acquisition		118,372	5,604	5,604		5,604
Issuance of share-based compensation awards		62,137	1,291	1,291		1,291
Noncash amortization of share-based compensation			8,537	8,537		8,537
Repurchase of common units and restricted stock units		(22,312)	(877)	(877)		(877)
Settlement of restricted stock units		27,821	(784)	(784)		(784)
Exercise of stock options		5,000	129	129		129
Preferred distributions			(14,108)	(14,108)		(14,108)
Distributions declared per common unit ($1.40 per unit)			(104,393)	(104,393)		(104,393)
BALANCE AS OF DECEMBER 31, 2012	192,411	76,753,484	2,040,243	2,232,654	3,279	2,235,933
Net income			44,341	44,341	224	44,565
Issuance of common units		7,210,838	349,951	349,951		349,951
Issuance of share-based compensation awards			1,448	1,448		1,448
Noncash amortization of share-based compensation			9,563	9,563		9,563
Repurchase of common units and restricted stock units		(42,896)	(2,521)	(2,521)		(2,521)
Settlement of restricted stock units		37,245	1	1		1
Exercise of stock options		473	128	128		128
Contribution by noncontrolling interest in consolidated subsidiary					4,885	4,885
Preferred distributions			(13,250)	(13,250)		(13,250)
Distributions declared per common unit ($1.40 per unit)			(114,543)	(114,543)		(114,543)
BALANCE AS OF DECEMBER 31, 2013	192,411	83,959,144	2,315,361	2,507,772	8,388	2,516,160
Net income			183,548	183,548	260	183,808
Issuance of common units (Note 11)		1,950,599	123,860	123,860		123,860
Issuance of share-based compensation awards (Note 12)			1,692	1,692		1,692
Noncash amortization of share-based compensation (Note 12)			14,471	14,471		14,471
Exercise of stock options (Note 12)		495,000	21,092	21,092		21,092
Repurchase of common units and restricted stock units (Note 12)		(58,045)	(3,533)	(3,533)		(3,533)
Settlement of restricted stock units (Note 12)		141,205	(1)	(1)		(1)
Common shares issued in connection with settlement of 4.25% Exchangeable Senior Notes (Note 7)		2,091,323	223	223		223
Common shares received in connection with capped call option transactions (Note 7)		(515,342)	—	—		—
Contribution by noncontrolling interest in consolidated subsidiary (Note 2)					977	977
Preferred distributions			(13,250)	(13,250)		(13,250)
Distributions declared per common unit ($1.40 per unit)			(121,563)	(121,563)		(121,563)
BALANCE AS OF DECEMBER 31, 2014	$192,411	88,063,884	$2,521,900	$2,714,311	$9,625	$2,723,936
See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$183,808	$44,565	$277,101
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of buildings and improvements and leasing costs	202,108	199,558	168,687
Increase (decrease) in provision for bad debts	58	396	(42)
Depreciation of furniture, fixtures and equipment	2,370	1,929	1,213
Noncash amortization of share-based compensation awards (Note 12)	12,095	8,616	7,670
Noncash amortization of deferred financing costs and debt discounts and premiums	4,315	5,315	8,433
Noncash amortization of net below market rents (Note 4)	(8,328)	(7,777)	(6,699)
Net gain on dispositions of discontinued operations (Note 18)	(121,922)	(12,252)	(259,245)
Gain on sale of land (Note 18)	(3,490)	—	—
Noncash amortization of deferred revenue related to tenant-funded tenant improvements (Note 8)	(10,979)	(10,713)	(9,136)
Straight-line rents	(31,782)	(24,135)	(21,530)
Net change in other operating assets	367	(4,615)	(1,297)
Net change in other operating liabilities	16,633	40,137	17,320
Insurance proceeds received for property damage and other, net	—	(448)	(1,751)
Net cash provided by operating activities	245,253	240,576	180,724
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for acquisitions of operating properties, net of cash acquired (Note 3)	(204,546)	(202,682)	(454,841)
Expenditures for acquisitions of development and redevelopment properties (Note 3)	(147,182)	(102,769)	(333,942)
Expenditures for operating properties	(132,080)	(129,873)	(86,377)
Expenditures for development and redevelopment properties and undeveloped land	(417,784)	(320,141)	(83,310)
Net proceeds received from dispositions of operating properties (Note 18)	427,544	21,178	263,572
Insurance proceeds received for property damage	—	448	1,751
(Increase) decrease in acquisition-related deposits	(1,983)	(2,596)	5,000
(Increase) decrease in restricted cash (Note 18)	(25,405)	229,915	(18,359)
Net cash used in investing activities	(501,436)	(506,520)	(706,506)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common units (Note 11)	102,229	349,951	672,102
Borrowings on unsecured line of credit	505,000	55,000	704,000
Repayments on unsecured line of credit	(410,000)	(195,000)	(701,000)
Proceeds from the issuance of unsecured debt (Note 7)	395,528	299,901	150,000
Repayments of exchangeable senior notes (Note 7)	(172,500)	—	(148,000)
Principal payments on secured debt	(9,845)	(93,688)	(106,262)
Borrowings on unsecured debt (Note 7)	39,000	—	—
Repayments of unsecured debt (Note 7)	(83,000)	—	—
Net proceeds from issuance of Series G and Series H preferred units	—	—	192,411
Redemption of Series E and Series F preferred units	—	—	(126,500)
Redemption of Series A preferred units	—	—	(75,000)
Proceeds from the issuance of secured debt	—	—	97,000
Financing costs	(8,648)	(4,384)	(7,963)
Repurchase of common units and restricted stock units	(3,533)	(2,520)	(1,661)
Proceeds from exercise of stock options	21,092	128	129
Contributions from noncontrolling interests in consolidated subsidiary	977	—	—
Distributions paid to common unitholders	(118,463)	(111,517)	(97,386)
Distributions paid to preferred unitholders	(13,250)	(13,250)	(14,165)
Net cash provided by financing activities	244,587	284,621	537,705
Net (decrease) increase in cash and cash equivalents	(11,596)	18,677	11,923
Cash and cash equivalents, beginning of year	35,377	16,700	4,777
Cash and cash equivalents, end of year	$23,781	$35,377	$16,700

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(in thousands)

	Year Ended December 31,
	2014	2013	2012
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $44,385, $32,742, and $17,657 as of December 31, 2014, 2013 and 2012, respectively	$58,944	$65,157	$71,633
NONCASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$77,091	$73,482	$54,198
Tenant improvements funded directly by tenants	$42,906	$7,633	$17,719
Assumption of secured debt in connection with property acquisition (Notes 3 and 7)	$—	$95,496	$221,032
Assumption of other assets and liabilities in connection with operating and development property acquisitions, net (Note 3)	$14,917	$1,811	$37,535
Contribution of land, net of related liabilities, by noncontrolling interest to consolidated subsidiary (Note 3)	$—	$4,885	$—
NONCASH FINANCING TRANSACTIONS:
Accrual of distributions payable to common unitholders (Note 11)	$31,243	$29,378	$26,863
Accrual of distributions payable to preferred unitholders (Note 11)	$1,656	$1,694	$1,694
Grant date fair value of share-based compensation awards (Note 12)	$20,739	$10,721	$31,396
Issuance of common units in connection with a development property acquisition (Notes 3 and 11)	$21,631	$—	$—
Issuance of common units in connection with an operating property acquisition (Note 3)	$—	$—	$5,604

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2014

1.	Organization and Ownership

Kilroy Realty Corporation (the “Company”) is a self-administered real estate investment trust (“REIT”) active in premier office submarkets along the West Coast. We own, develop, acquire and manage real estate assets, consisting primarily of Class A properties in the coastal regions of Los Angeles, Orange County, San Diego County, the San Francisco Bay Area and greater Seattle, which we believe have strategic advantages and strong barriers to entry. Class A real estate encompasses attractive and efficient buildings of high quality that are attractive to tenants, are well-designed and constructed with above-average material, workmanship and finishes, and are well-maintained and managed. We qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “KRC.”

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

Our stabilized portfolio of operating properties was comprised of the following office properties at December 31, 2014:

	Number of Buildings	Rentable Square Feet (unaudited)	Number of Tenants	Percentage Occupied
Stabilized Office Properties	111	14,096,617	526	94.4%

Our stabilized portfolio includes all of our properties with the exception of development and redevelopment properties currently under construction or committed for construction, “lease-up” properties, undeveloped land, and real estate assets held for sale. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. As of December 31, 2014, we had no redevelopment projects. We define “lease-up” properties as properties we recently developed or redeveloped that have not yet reached 95% occupancy and are within one year following cessation of major construction activities. There were no operating properties in “lease-up” as of December 31, 2014. As of December 31, 2014, we had one land parcel held for sale. During the year ended December 31, 2014, we stabilized a redevelopment project in San Francisco, California, a development project consisting of three office buildings encompassing 587,429 square feet and a development project consisting of two office buildings encompassing 340,913 square feet, both in the San Francisco Bay Area, California. As a result, these projects are now included in our stabilized portfolio as of December 31, 2014.

As of December 31, 2014, the following properties were excluded from our stabilized portfolio:

	Number of Properties/Projects	Estimated Rentable Square Feet (unaudited) (1)
Development projects under construction	6	1,732,000
_______________

(1)	Estimated rentable square feet upon completion.

Our stabilized portfolio also excludes our future development pipeline, which is comprised of nine potential development sites, representing approximately 104 gross acres of undeveloped land.

As of December 31, 2014, all of our properties and development projects were owned and all of our business was conducted in the state of California with the exception of thirteen office properties located in the state of Washington. All of our properties and development projects are 100% owned, excluding a development project owned by Redwood

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

City Partners, LLC (“Redwood LLC”), a consolidated subsidiary (see Note 2 “Basis of Presentation and Significant Accounting Policies” and Note 3 “Acquisitions” for additional information) and certain properties held at qualified intermediaries for potential future transactions that are intended to qualify as like-kind exchanges pursuant to Section 1031 of the Code (“Section 1031 Exchanges”) to defer taxable gains on dispositions for federal and state income tax purposes, which have been consolidated for financial reporting purposes (see Note 2 “Basis of Presentation and Significant Accounting Policies” for additional information).

As of December 31, 2014, the Company owned a 98.0% common general partnership interest in the Operating Partnership. The remaining 2.0% common limited partnership interest in the Operating Partnership as of December 31, 2014 was owned by non-affiliated investors and certain of our executive officers and directors. Both the general and limited common partnership interests in the Operating Partnership are denominated in common units. Generally, the number of common units held by the Company is equivalent to the number of outstanding shares of the Company’s common stock, and the rights of all the common units to quarterly distributions and payments in liquidation mirror those of the Company’s common stockholders. The common limited partners have certain redemption rights as provided in the Operating Partnership’s Seventh Amended and Restated Agreement of Limited Partnership, as amended, the “Partnership Agreement” (see Note 9 “Noncontrolling Interests on the Company’s Consolidated Financial Statements” for additional information).

Kilroy Realty Finance, Inc., which is a wholly owned subsidiary of the Company, is the sole general partner of the Finance Partnership and owns a 1.0% common general partnership interest in the Finance Partnership. The Operating Partnership owns the remaining 99.0% common limited partnership interest. Kilroy Services, LLC (“KSLLC”), which is a wholly owned subsidiary of the Operating Partnership, is the entity through which we generally conduct substantially all of our development activities. With the exception of the Operating Partnership and Redwood LLC, all of our subsidiaries are wholly owned.

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company include the consolidated financial position and results of operations of the Company, the Operating Partnership, the Finance Partnership, KSLLC, Redwood LLC and all of our wholly owned and controlled subsidiaries. The consolidated financial statements of the Operating Partnership include the consolidated financial position and results of operations of the Operating Partnership, the Finance Partnership, KSLLC, Redwood LLC and all wholly owned and controlled subsidiaries of the Operating Partnership. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

Certain amounts in the consolidated statements of operations for prior periods have been reclassified to reflect the activity of discontinued operations.

Partially Owned Entities and Variable Interest Entities

At December 31, 2014, the consolidated financial statements of the Company and the Operating Partnership included two variable interest entities (“VIEs”), in which we were deemed to be the primary beneficiary. One VIE, Redwood LLC, was established in the second quarter of 2013 in connection with an undeveloped land acquisition (see Note 3 “Acquisitions” for additional information regarding the Redwood City, California acquisition). The other VIE was established during the fourth quarter of 2014 to facilitate potential future Section 1031 Exchanges to defer taxable gains on dispositions for federal and state income tax purposes. The impact of consolidating the VIEs increased the Company’s total assets, liabilities and noncontrolling interests by approximately $219.6 million (of which $211.8 million related to real estate held for investment on our consolidated balance sheet), approximately $23.4 million and approximately $5.9 million, respectively, as of December 31, 2014. During January 2015, the Company successfully completed the Section 1031 Exchange and the related VIE was terminated. As a result, $59.2 million of our restricted cash balance at December 31, 2014, which related to prior period disposition proceeds that were set aside to facilitate the Section 1031 Exchanges, was released from escrow.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2013, the consolidated financial statements of the Company and the Operating Partnership included four VIEs, in which we were deemed to be the primary beneficiary. One of the VIEs was Redwood LLC and the remaining three were established during the third and fourth quarter of 2013 to facilitate potential Section 1031 Exchanges. During the three months ended March 31, 2014, these three Section 1031 Exchanges were successfully completed and the three VIEs, excluding Redwood LLC, were terminated. As a result, $32.2 million of our restricted cash balance at December 31, 2013, which related to prior period disposition proceeds that were set aside to facilitate the Section 1031 Exchanges, was released from escrow. The impact of consolidating the VIEs increased the Company’s total assets, liabilities and noncontrolling interests by approximately $251.8 million (of which $234.5 million related to real estate held for investment on our consolidated balance sheet), approximately $12.1 million and approximately $4.9 million, respectively, as of December 31, 2013.

Our accounting policy is to consolidate entities in which we have a controlling financial interest and significant decision making control over the entity's operations. In determining whether we have a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, size of our investment (including loans), authority to control decisions, and contractual and substantive participating rights of the members. In addition to evaluating control rights, we consolidate entities in which the other members have no substantive kick-out rights to remove the Company as the managing member.

We also evaluate whether the entity is a variable interest entity (“VIE”) and whether we are the primary beneficiary. VIEs are entities in which the equity investors do not have sufficient equity at risk to finance their endeavors without additional financial support or the holders of the equity investment at risk do not have a controlling financial interest. We are deemed to be the primary beneficiary of a VIE when we have the power to direct the activities of the VIE that most significantly impact the VIEs’ economic performance and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.

If the requirements for consolidation are not met, the Company would account for investments under the equity method of accounting if we have the ability to exercise significant influence over the entity. Equity method investments would be initially recorded at cost and subsequently adjusted for our share of net income or loss and cash contributions and distributions each period. The Company did not have any equity method investments at December 31, 2014 or December 31, 2013.

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

The fair value of the above-market or below-market component of an acquired in-place operating lease is based upon the present value (calculated using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining non-cancellable lease term and (ii) our estimate of the rents that would be paid using fair market rental rates and rent escalations at the date of acquisition measured over the remaining non-

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

cancellable term of the lease for above-market operating leases and the initial non-cancellable term plus the term of any below-market fixed rate renewal options, if applicable, for below-market operating leases. Our below-market operating leases generally do not include fixed rate or below-market renewal options. The amounts recorded for above-market operating leases are included in deferred leasing costs and acquisition-related intangible assets, net on the balance sheet and are amortized on a straight-line basis as a reduction of rental income over the remaining term of the applicable leases. The amounts recorded for below-market operating leases are included in deferred revenue and acquisition-related intangible liabilities, net on the balance sheet and are amortized on a straight-line basis as an increase to rental income over the remaining term of the applicable leases plus the term of any below-market fixed rate renewal options, if applicable.

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

We record the acquisition of undeveloped land that does not meet the accounting criteria to be accounted for as business combinations and the subsequent acquisition of the fee interest in land and improvements underlying our properties at the purchase price paid and capitalize the associated acquisition costs. During the years ended December 31, 2014, 2013 and 2012 we capitalized $4.5 million, $2.3 million and $0.7 million, respectively, in acquisition costs associated with the development acquisitions.

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

Depreciation and Amortization of Buildings and Improvements

The cost of buildings and improvements and tenant improvements are depreciated using the straight-line method of accounting over the estimated useful lives set forth in the table below. Depreciation expense for buildings and improvements, including discontinued operations, for the three years ended December 31, 2014, 2013, and 2012 was $153.8 million, $145.3 million and $125.9 million, respectively.

Asset Description	Depreciable Lives
Buildings and improvements	25 – 40 years
Tenant improvements	1 – 20 years (1)
________________________

(1)	Tenant improvements are amortized over the shorter of the lease term or the estimated useful life.

Real Estate Assets Held for Sale, Discontinued Operations, and Land Dispositions

A real estate asset is classified as held for sale when certain criteria are met, including but not limited to the availability of the asset for immediate sale, the existence of an active program to locate a buyer and the probable sale or transfer of the asset within one year. If such criteria are met, we present the applicable assets and liabilities related to the real estate asset held for sale, if material, separately on the balance sheet and we would cease to record depreciation and amortization expense. Real estate assets held for sale are reported at the lower of their carrying value or their estimated fair value less the estimated costs to sell. As of December 31, 2014, we had one undeveloped land parcel classified as held for sale. As of December 31, 2013, we had 12 operating properties classified as held for sale.

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

The net gains (losses) on dispositions of non-depreciable real estate property, including land, are reported in the consolidated statements of operations as gains (losses) on sale of land within continuing operations in the period the land is sold.

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

When we conclude that the Company is the owner of tenant improvements, we record the cost to construct the tenant improvements, including costs paid for or reimbursed by the tenants, as a capital asset. For these tenant improvements, we record the amount funded by or reimbursed by the tenants as deferred revenue, which is amortized on a straight-line basis as additional rental income over the term of the related lease.

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

Deferred Financing Costs

Financing costs related to the origination or assumption of long-term debt are deferred and generally amortized using the straight-line method of accounting, which approximates the effective interest method, over the contractual terms of the applicable financings. Fully amortized deferred financing costs are written off when the corresponding financing is repaid. As of December 31, 2014 and 2013, deferred financing costs were reported net of accumulated amortization of $12.2 million and $13.2 million, respectively.

Debt Discounts and Premiums

Original issuance debt discounts and discounts/premiums related to recording debt acquired in connection with operating property acquisitions at fair value are generally amortized and accreted on a straight-line basis, which approximates the effective interest method. Discounts are recorded as additional interest expense from date of issuance or acquisition through the contractual maturity date of the related debt. Premiums are recorded as a reduction to interest expense from the date of issuance or acquisition through the contractual maturity date of the related debt. Our secured debt is presented including unamortized premiums of $10.3 million and $14.6 million as of December 31, 2014 and 2013, respectively. Our unsecured senior notes are presented net of unamortized discounts of $5.9 million and $1.9 million, as of December 31, 2014 and 2013, respectively.

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

Our exchangeable debt instruments matured in November 2014. As of December 31, 2014, we had no outstanding exchangeable debt instruments (see Note 7 “Secured and Unsecured Debt of the Operating Partnership” for additional information).

Noncontrolling Interests in the Company’s Consolidated Financial Statements

Noncontrolling interests in the Company’s consolidated financial statements represent the common limited partnership interests in the Operating Partnership not held by the Company (“noncontrolling common units”) and our interest in a consolidated subsidiary, Redwood LLC, formed during 2013 (see Note 3 “Acquisitions” for additional information).

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Preferred Partnership Interests on the Operating Partnership’s Consolidated Balance Sheets

Preferred partnership interests of the Operating Partnership represent the issued and outstanding 4,000,000 6.875% Series G Cumulative Redeemable Preferred Units (“Series G Preferred Units”) and the 4,000,000 6.375% Series H Cumulative Redeemable Preferred Units (“Series H Preferred Units”) which were outstanding as of December 31, 2014 and 2013.

The Series G and Series H Preferred Units are presented in the permanent equity section of the Operating Partnership’s consolidated balance sheets given that the Series G and Series H Preferred Units may only be redeemed at our option (see Note 11 “Preferred and Common Units of the Operating Partnership”). The Company is the holder of both the Series G and Series H Preferred Units and for each Series G and Series H Preferred Unit the Company has an equivalent number of shares of the Company’s 6.875% Series G Cumulative Redeemable Preferred Stock and shares of the Company’s 6.375% Series H Cumulative Redeemable Preferred Stock publicly issued and outstanding.

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

Noncontrolling Interests on the Operating Partnership’s Consolidated Balance Sheets

Noncontrolling interests of the Operating Partnership represent the Company’s 1.0% general partnership interest in the Finance Partnership and the Operating Partnership‘s interest in Redwood LLC (see Note 3 “Acquisitions” for additional information). The 1.0% general partnership interest in the Finance Partnership noncontrolling interest is presented in the permanent equity section of the Operating Partnership’s consolidated balance sheets given that these interests are not convertible or redeemable into any other ownership interest of the Company or the Operating Partnership.

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

The net proceeds from any equity offering of the Company are generally contributed to the Operating Partnership in exchange for a number of common or preferred units equivalent to the number of shares of common or preferred stock issued and are reflected in the Operating Partnership’s consolidated financial statements as an increase in partners’ capital.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Share-based Incentive Compensation Accounting

Compensation cost for all share-based awards, including options, requires measurement at estimated fair value on the grant date. Compensation cost is recognized over the service vesting period, which represents the requisite service period, on a straight-line basis. The grant date fair value of market measure-based share-based compensation plans are calculated using a Monte Carlo simulation pricing model. The grant date fair value of stock option grants is calculated using the Black-Scholes valuation model. Equity awards settled in cash are valued at the fair value of our common stock on the period end date through the settlement date. Equity awards settled in cash are remeasured at each reporting period and are recognized as a liability in the consolidated balance sheet during the vesting period until settlement.

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

For programs with performance-based measures, the total estimated compensation cost is based on our most recent estimate of the probable achievement of the pre-established specific corporate performance measures. These estimates are based on our latest internal forecasts for each performance measure. For programs with market measures, the total estimated compensation cost is based on the fair value of the award at the grant date.

In accordance with the provisions of our share-based incentive compensation plans, we accept the return of shares of Company common stock, at the current quoted market price, from employees to satisfy minimum statutory tax-withholding requirements related to shares that vested during the period.

For share based awards granted by the Company, the Operating Partnership issues a number of common units equal to the number of shares of common stock ultimately granted by the Company in respect of such awards.

Basic and Diluted Net Income (Loss) Available to Common Stockholders per Share

Basic net income (loss) available to common stockholders per share is computed by dividing net income (loss) available to common stockholders, after preferred distributions and the allocation of income to participating securities, by the weighted-average number of shares of common stock outstanding for the period. Diluted net income (loss) available to common stockholders per share is computed by dividing net income (loss) available for common stockholders, after preferred distributions and the allocation of income to participating securities, by the sum of the weighted-average number of shares of common stock outstanding for the period plus the assumed exercise of all dilutive securities. The impact of the outstanding common units is considered in the calculation of diluted net income (loss) available to common stockholders per share. The common units are not reflected in the diluted net income (loss) available to common stockholders per share calculation because the exchange of common units into common stock is on a one for one basis, and the common units are allocated net income on a per share basis equal to the common stock (see Note 19 “Net Income Available to Common Stockholders Per Share of the Company”). Accordingly, any exchange would not have any effect on diluted net income (loss) available to common stockholders per share.

Nonvested share-based payment awards (including nonvested restricted stock units (“RSUs”), vested market-measure RSUs and vested dividend equivalents issued to holders of RSUs) containing nonforfeitable rights to dividends or dividend equivalents are accounted for as participating securities and included in the computation of basic and diluted net income (loss) available to common stockholders per share pursuant to the two-class method. The dilutive effect of stock options are reflected in the weighted average diluted outstanding shares calculation by application of the treasury stock method. For the period in which they were outstanding, the dilutive effect of the exchangeable debt instruments was reflected in the weighted average diluted outstanding shares calculation when the average quoted trading price of the Company’s common stock on the NYSE for the periods exchangeable was above the exchangeable debt exchange prices. The dilutive effect of the outstanding nonvested shares of common stock (“nonvested shares”) and RSUs that have not yet been granted but are contingently issuable under the share-based compensation programs is reflected in the weighted average diluted shares calculation by application of the treasury stock method at the beginning of the quarterly period in which all necessary conditions have been satisfied.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Basic and Diluted Net Income (Loss) Available to Common Unitholders per Unit

Basic net income (loss) available to common unitholders per unit is computed by dividing net income (loss) available to common unitholders, after preferred distributions and the allocation of income to participating securities, by the weighted-average number of vested common units outstanding for the period. Diluted net income (loss) available to common unitholders per unit is computed by dividing net income (loss) available to common unitholders, after preferred distributions and the allocation of income to participating securities, by the sum of the weighted-average number of common units outstanding for the period plus the assumed exercise of all dilutive securities.

During the periods exchangeable debt instruments were outstanding, the dilutive effect of the exchangeable debt instruments was reflected in the same manner as noted above for net income (loss) available to common stockholders per share. The dilutive effect of stock options, outstanding nonvested shares, RSUs, and awards containing nonforfeitable rights to dividend equivalents are reflected in diluted net income (loss) available to common unitholders per unit in the same manner as noted above for net income (loss) available to common stockholders per share.

Fair Value Measurements

The fair value of our financial assets and liabilities are disclosed in Note 16, "Fair Value Measurements and Disclosures," to our consolidated financial statements. The only financial assets recorded at fair value on a recurring basis in our consolidated financial statements are our marketable securities. We elected not to apply the fair value option for any of our eligible financial instruments or other items.

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

We generally determine the fair value of our secured debt, unsecured debt, and unsecured line of credit by performing discounted cash flow analyses using an appropriate market discount rate. We calculate the market rate by obtaining period-end treasury rates for maturities that correspond to the maturities of our fixed-rate debt and then adding an appropriate credit spread based on information obtained from third-party financial institutions. These credit spreads take into account factors, including but not limited to, our credit profile, the tenure of the debt, amortization period, whether the debt is secured or unsecured, and the loan-to-value ratio of the debt to the collateral. These calculations are significantly affected by the assumptions used, including the discount rate, credit spreads and estimates of future cash flow. We calculate the market rate of our unsecured line of credit, unsecured term loan facility, and unsecured term loan by obtaining the period-end London Interbank Offered Rate (“LIBOR”) rate and then adding an appropriate credit spread based on our credit ratings, and the amended terms of our unsecured line of credit, unsecured term loan facility, and unsecured term loan agreement. We determine the fair value of the liability component of our Exchangeable Notes by performing discounted cash flow analyses using an appropriate market interest rate based upon spreads for our publicly traded debt. We determine the fair value of each of our publicly traded unsecured senior notes based on their quoted trading price at the end of the reporting period, if such prices are available.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Carrying amounts of our cash and cash equivalents, restricted cash and accounts payable approximate fair value due to their short-term maturities.

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code. To qualify as a REIT, we must distribute annually at least 90% of our adjusted taxable income, as defined in the Code, to our stockholders and satisfy certain other organizational and operating requirements. For distributions with respect to taxable years ended on or before December 31, 2011, Internal Revenue Service (“IRS”) guidance allows REITs to satisfy up to 90% of this requirement through the distribution of shares of common stock if certain conditions are met. We generally will not be subject to federal income taxes if we distribute 100% of our taxable income for each year to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and we may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and to federal income taxes and excise taxes on our undistributed taxable income. We believe that we have met all of the REIT distribution and technical requirements for the years ended December 31, 2014, 2013 and 2012, and we were not subject to any federal income taxes (see Note 21 “Tax Treatment of Distributions” for additional information). We intend to continue to adhere to these requirements and maintain the Company’s REIT status. Accordingly, no provision for income taxes has been made in the accompanying financial statements.

In addition, any taxable income from our taxable REIT subsidiary, which was formed in 2002, is subject to federal, state, and local income taxes. For the years ended December 31, 2014, 2013 and 2012 the taxable REIT subsidiary had de minimis taxable income.

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

We evaluated the potential impact of identified uncertain tax positions for all tax years still subject to audit under state and federal income tax law and concluded that our return of capital would not be materially affected for any of the years still subject to audit. As of December 31, 2014, the years still subject to audit are 2010 through 2013 under the California state income tax law and 2011 through 2013 under the federal income tax law. We concluded that we did not have any unrecognized tax benefits or any additional tax liabilities as of December 31, 2014 and 2013.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Concentration of Credit Risk

All of our properties and development and redevelopment projects are owned and all of our business is currently conducted in the state of California with the exception of the ownership and operation of thirteen office properties located in the state of Washington. The ability of tenants to honor the terms of their leases is dependent upon the economic, regulatory, and social factors affecting the communities in which our tenants operate.

As of December 31, 2014, our 15 largest tenants represented approximately 35.3% of total annualized base rental revenues.

We have deposited cash with financial institutions that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. As of December 31, 2014 and 2013, we had cash accounts in excess of FDIC insured limits.

New Accounting Pronouncements

On January 9, 2015 the Financial Accounting Standards Board (“FASB”) issued final guidance on its initiative of simplifying income statement presentation by the eliminating the concept of extraordinary items (Accounting Standards Update (“ASU”) No. 2015-01). Under the guidance an entity will no longer be able to segregate an extraordinary item from the results of operations, separately present an extraordinary item on the income statement, or disclose income taxes or earnings-per-share data applicable to an extraordinary item.  The ASU is effective for all entities for reporting periods (including interim periods) beginning after December 15, 2015, and early adoption is permitted. The Company will adopt the guidance effective January 1, 2016 and the guidance is not anticipated to have a material impact on our consolidated financial statements or notes to our consolidated financial statements.

On June 19, 2014, the FASB issued their final standard to amend the accounting guidance for stock compensation tied to performance targets (ASU No. 2014-12). The issue is the result of a consensus of the FASB Emerging Issues Task Force (Issue No. 13-D). The standard requires that a performance target that could be achieved after the requisite service period be treated as a performance condition, and as a result, this type of performance condition may delay expense recognition until achievement of the performance target is probable. The ASU is effective for all entities for reporting periods (including interim periods) beginning after December 15, 2015, and early adoption is permitted. The Company will adopt the guidance effective January 1, 2016 and the guidance is not anticipated to have a material impact on our consolidated financial statements or notes to our consolidated financial statements.

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

On April 10, 2014, the FASB issued final guidance to change the criteria for reporting discontinued operations while enhancing disclosures in this area (ASU No. 2014-08). Under the new guidance, only disposals representing a strategic shift, such as a major line of business, a major geographical area or a major equity investment, should be presented as discontinued operations. The guidance will be applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The guidance is effective for annual financial statements with fiscal years beginning on or after December 15, 2014 with early adoption permitted for disposals or classifications as held for sale which have not been reported in financial statements previously issued or available for issuance. The Company adopted the guidance effective January 1, 2015 and the guidance is not expected to have a material impact to our consolidated net income or our statement of financial position.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.	Acquisitions

Operating Properties

During the years ended December 31, 2014 and 2013, we acquired the nine operating office properties, listed below, from unrelated third parties. Unless otherwise noted, we funded these acquisitions with proceeds from the Company’s public offerings of common stock and the Company's at-the-market stock offering program (see Note 10 “Stockholders’ Equity of the Company”), borrowings under the unsecured line of credit (see Note 7 “Secured and Unsecured Debt of the Operating Partnership”), disposition proceeds (see Note 18 “Discontinued Operations”), the assumption of existing debt and/or the issuance of common units of the Operating Partnership.

Property	Date of Acquisition	Number of Buildings	Rentable Square Feet (unaudited)	Occupancy as of December 31, 2014 (unaudited)	Purchase Price (in millions) (1)
2014 Acquisitions
401 Terry Ave. N., Seattle, WA	March 13, 2014	1	140,605	100.0%	$106.1
1310, 1315, 1320-1324, 1325-1327 Chesapeake Terrace, Sunnyvale, CA (2)	November 5, 2014	4	266,982	86.0%	100.5
Total (3)		5	407,587		$206.6

2013 Acquisitions
320 Westlake Ave. N. and 321 Terry Ave. N., Seattle, WA (4)(5)	January 16, 2013	2	320,398	100.0%	$170.0
12780 and 12790 El Camino Real, San Diego, CA (6)	September 19, 2013	2	218,940	100.0%	126.4
Total (7)		4	539,338		$296.4
________________________

(1)	Excludes acquisition-related costs and non-lease related accrued liabilities assumed. Includes assumed unpaid leasing commissions and tenant improvements.

(2)
As of December 31, 2014, these properties, together the "Chesapeake Commons" project, were temporarily being held in a separate VIE to facilitate potential Section 1031 Exchanges (see Note 2 "Basis of Presentation and Significant Accounting Policies"). During January 2015, the Company closed out the Section 1031 Exchange related to this VIE.

(3)
The results of operations for the properties acquired during 2014 contributed $7.7 million and $2.8 million to revenues and net income from continuing operations, respectively, for the year ended December 31, 2014.

(4)	We acquired these properties through a special purpose entity wholly owned by the Finance Partnership.

(5)
In connection with this acquisition, we assumed secured debt with an outstanding principal balance of $83.9 million that was recorded at fair value on the acquisition date, resulting in a premium of approximately $11.6 million (see Note 7 “Secured and Unsecured Debt of the Operating Partnership” for additional information).

(6)
As of December 31, 2013, these properties, together the "Heights of Del Mar" project, were temporarily being held in a separate VIE to facilitate potential Section 1031 Exchanges (see Note 2 "Basis of Presentation and Significant Accounting Policies"). The $126.4 million purchase price includes $9.4 million for 4.2 acres of undeveloped land the Company acquired in connection with this acquisition.

(7)
The results of operations for the properties acquired during 2013 contributed $17.5 million and $0.9 million to revenues and net income from continuing operations, respectively, for the year ended December 31, 2013.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The related assets, liabilities and results of operations of the acquired properties are included in the consolidated financial statements as of the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the respective acquisition dates for our 2014 and 2013 acquisitions:

Acquisitions	Total 2014 Acquisitions (1)	Total 2013 Acquisitions (1)
	(in thousands)
Assets
Land and improvements	$81,430	$53,790
Buildings and improvements (2)	114,876	218,211
Undeveloped land and construction in progress (3)	—	9,360
Deferred leasing costs and acquisition-related intangible assets (4)	17,259	30,789
Total assets acquired	213,565	312,150
Liabilities
Deferred revenue and acquisition-related intangible liabilities (5)	6,990	4,190
Secured debt, net (6)	—	95,496
Accounts payable, accrued expenses and other liabilities	2,029	422
Total liabilities assumed	9,019	100,108
Net assets and liabilities acquired (7)	$204,546	$212,042
_______________

(1)
The purchase price of the two acquisitions completed during the year ended December 31, 2014, and the two acquisitions completed during the year ended December 31, 2013 were individually less than 5% and in aggregate less than 10% of the Company’s total assets as of December 31, 2014 and December 31, 2013, respectively.

(2)	Represents buildings, building improvements and tenant improvements.

(3)	In connection with one of the 2013 acquisitions, we acquired undeveloped land of approximately 4.2 acres that was added to the Company's future development pipeline upon acquisition.

(4)
Represents in-place leases (approximately $12.3 million with a weighted average amortization period of 7.0 years) and leasing commissions (approximately $4.9 million with a weighted average amortization period of 7.0 years) for the year ended December 31, 2014. Represents in-place leases (approximately $19.6 million with a weighted average amortization period of 4.7 years), above-market leases (approximately $3.2 million with a weighted average amortization period of 6.1 years) and leasing commissions (approximately $7.9 million with a weighted average amortization period of 5.9 years) for the year ended December 31, 2013.

(5)
Represents below-market leases (approximately $7.0 million and $4.2 million with a weighted average amortization period of 6.1 years and 7.7 years) for the years ended December 31, 2014 and December 31, 2013, respectively.

(6)
Represents the mortgage loan, which includes an unamortized premium balance of approximately $11.6 million at the date of acquisition, assumed in connection with the properties acquired in January 2013 (see Note 7 “Secured and Unsecured Debt of the Operating Partnership” for additional information).

(7)	Reflects the purchase price net of assumed secured debt and other lease-related obligations.

Development and Redevelopment Project Sites

During the year ended December 31, 2014, we acquired the following undeveloped land sites listed below from unrelated third parties. The acquisitions were funded with proceeds from the Company’s at-the-market stock offering program (see Note 10 “Stockholders’ Equity of the Company” for additional information), borrowings under the unsecured line of credit (see Note 7 “Secured and Unsecured Debt of the Operating Partnership” for additional information), disposition proceeds (see Note 18 “Discontinued Operations” for additional information), and issuance of common stock.

Project	Date of Acquisition	Type	Purchase Price (in millions)
The Exchange on 16th, San Francisco, CA (1)	May 23, 2014	Development	$95.0
Flower Mart, San Francisco, CA (2)	October 23, 2014, December 19, 2014	Development	71.0
Total			$166.0
_______________

(1)
In connection with this acquisition, we also assumed $2.3 million in accrued liabilities, which are not included in the purchase price above. As of December 31, 2014, the purchase price and assumed liabilities are included in undeveloped land and construction in progress and the assumed liabilities are included in accounts payable, accrued expenses and other liabilities on our consolidated balance sheets.

(2)
In the fourth quarter of 2014, the Company closed on two adjacent land sites for a total purchase price of $71.0 million and approximately $13.4 million in transaction costs and accrued liabilities, net (see Note 15 “Commitments and Contingencies” for additional information on a portion of accrued liabilities for this transaction). The acquisitions, which were completed through the execution of two merger transactions,

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

were partially funded through the issuance of 351,476 shares of the Company’s common stock valued at approximately $21.6 million and the remainder was paid in cash.

During the year ended December 31, 2013, we acquired the following land site and land previously subject to a ground lease listed below from unrelated third parties. The acquisitions were funded with proceeds from the Company’s at-the-market stock offering program (see Note 10 “Stockholders’ Equity of the Company”), borrowings under the unsecured line of credit (see Note 7 “Secured and Unsecured Debt of the Operating Partnership”), and disposition proceeds (see Note 18 “Discontinued Operations”).

Project	Date of Acquisition	Type	Purchase Price (in millions)
Academy Project, Hollywood, CA (1)	November 15, 2013	Development	$45.0
360 Third Street, San Francisco, CA (2)	October 29, 2013	Land	27.5
Total			$72.5
_______________

(1)
In connection with this acquisition, we also assumed $0.7 million in accrued liabilities, which are not included in the purchase price above. As of December 31, 2014 and 2013, the project is included in our future development pipeline and, as a result, the underlying assets were included as undeveloped land and construction in progress in our consolidated financial statements.

(2)
In November 2012, we exercised an option to purchase the land underlying the ground leases at this wholly owned property. This transaction closed in October 2013 and as of December 31, 2014 and 2013, the land was included as land and improvements in our consolidated financial statements.

Additionally, on June 27, 2013, the Company entered into an agreement with an unaffiliated third party and formed Redwood LLC, a new consolidated subsidiary. In connection with this transaction, the Company acquired a 0.35 acre land site, completing the first phase of the land assemblage for its plans to develop an approximate 300,000 square foot office project (the “Crossing/900” project) in Redwood City, California. In October 2013, the Company acquired a 2.0 acre undeveloped land parcel for $17.0 million, completing the final phase of the land assemblage for this project. The related assets, liabilities, and noncontrolling interest acquired in connection with this transaction are included in our consolidated financial statements as of the date of acquisition. The following table summarizes the allocation of the assets acquired and liabilities assumed at the acquisition dates (in thousands):

	Phase I	Phase II	Total
Assets
Undeveloped land and construction in progress	$11,222	$17,000	$28,222
Total assets	11,222	17,000	28,222
Liabilities
Secured debt (1)	1,750	—	1,750
Accounts payable, accrued expenses and other liabilities	1,952	1,475	3,427
Total liabilities	3,702	1,475	5,177
Noncontrolling interest in consolidated subsidiary	4,885	—	4,885
Net assets and liabilities acquired	$2,635	$15,525	$18,160
________________________

(1)	This note was repaid as of December 31, 2013.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.	Deferred Leasing Costs and Acquisition-related Intangible Assets and Liabilities, net

The following table summarizes our deferred leasing costs and acquisition-related intangible assets (acquired value of leasing costs, above-market operating leases, in-place leases and below-market ground lease obligation) and intangible liabilities (acquired value of below-market operating leases and above-market ground lease obligation) as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
	(in thousands)
Deferred Leasing Costs and Acquisition-related Intangible Assets, net:
Deferred leasing costs	$216,102	$178,720
Accumulated amortization	(74,904)	(63,246)
Deferred leasing costs, net	141,198	115,474
Above-market operating leases	20,734	27,635
Accumulated amortization	(13,952)	(14,283)
Above-market operating leases, net	6,782	13,352
In-place leases	97,250	100,318
Accumulated amortization	(43,773)	(42,999)
In-place leases, net	53,477	57,319
Below-market ground lease obligation	490	490
Accumulated amortization	(21)	(13)
Below-market ground lease obligation, net	469	477
Total deferred leasing costs and acquisition-related intangible assets, net	$201,926	$186,622
Acquisition-related Intangible Liabilities, net: (1)
Below-market operating leases	$68,051	$69,385
Accumulated amortization	(30,620)	(25,706)
Below-market operating leases, net	37,431	43,679
Above-market ground lease obligation	6,320	6,320
Accumulated amortization	(324)	(223)
Above-market ground lease obligation, net	5,996	6,097
Total acquisition-related intangible liabilities, net	$43,427	$49,776
_______________

(1)	Included in deferred revenue and acquisition-related intangible liabilities, net in the consolidated balance sheets.

The following table sets forth amortization related to deferred leasing costs and acquisition-related intangible liabilities, including amounts attributable to discontinued operations, for years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Deferred leasing costs (1)	$27,555	$25,902	$20,804
Above-market operating leases (2)	5,303	5,664	5,695
In-place leases (1)	21,628	29,363	21,976
Below-market ground lease obligation (3)	8	8	205
Below-market operating leases (4)	(13,238)	(13,441)	(12,393)
Above-market ground lease obligation (5)	(101)	(101)	(85)
Total	$41,155	$47,395	$36,202
_______________

(1)	The amortization of deferred leasing costs and in-place leases is recorded to depreciation and amortization expense in the consolidated statements of operations for the periods presented.

(2)	The amortization of above-market operating leases is recorded as a decrease to rental income in the consolidated statements of operations for the periods presented.

(3)	The amortization of the below-market ground lease obligation is recorded as an increase to ground lease expense in the consolidated statements of operations for the periods presented.

(4)	The amortization of below-market operating leases is recorded as an increase to rental income in the consolidated statements of operations for the periods presented.

(5)	The amortization of the above-market ground lease obligation is recorded as a decrease to ground lease expense in the consolidated statements of operations for the periods presented.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the estimated annual amortization expense related to deferred leasing costs and acquisition-related intangible assets as of December 31, 2014 for future periods:

Year	Deferred Leasing Costs	Above-Market Operating Leases (1)	In-Place Leases	Below-Market Ground Lease Obligation (2)	Below-Market Operating Leases (3)	Above-Market Ground Lease Obligation (4)
	(in thousands)
2015	$27,848	$2,530	$13,896	$8	$(9,886)	$(101)
2016	25,051	1,503	10,922	8	(8,403)	(101)
2017	22,128	1,241	9,281	8	(7,337)	(101)
2018	18,580	831	6,373	8	(5,735)	(101)
2019	14,227	643	4,714	8	(3,597)	(101)
Thereafter	33,364	34	8,291	429	(2,473)	(5,491)
Total	$141,198	$6,782	$53,477	$469	$(37,431)	$(5,996)
_______________

(1)	Represents estimated annual amortization related to above-market operating leases. Amounts will be recorded as a decrease to rental income in the consolidated statements of operations.

(2)	Represents estimated annual amortization related to below-market ground lease obligations. Amounts will be recorded as an increase to ground lease expense in the consolidated statements of operations.

(3)	Represents estimated annual amortization related to below-market operating leases. Amounts will be recorded as an increase to rental income in the consolidated statements of operations.

(4)	Represents estimated annual amortization related to above-market ground lease obligations. Amounts will be recorded as a decrease to ground lease expense in the consolidated statements of operations.

5.	Receivables

Current Receivables, net

Current receivables, net is primarily comprised of contractual rents and other lease-related obligations due from tenants. The balance consisted of the following as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
	(in thousands)
Current receivables (1)	$9,228	$12,866
Allowance for uncollectible tenant receivables (1)	(1,999)	(2,123)
Current receivables, net (1)	$7,229	$10,743
______________

(1)	Excludes current receivables, net related to real estate held for sale.

Deferred Rent Receivables, net

Deferred rent receivables, net consisted of the following as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
	(in thousands)
Deferred rent receivables	$158,405	$129,198
Allowance for deferred rent receivables	(1,989)	(2,075)
Deferred rent receivables, net	$156,416	$127,123

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company generally guarantees all the Operating Partnership’s unsecured debt obligations including the unsecured revolving credit facility, the $150.0 million unsecured term loan facility, the $39.0 million unsecured term loan, the 5.00% unsecured senior notes due 2015, the 4.80% unsecured senior notes due 2018, the 6.625% unsecured senior notes due 2020, the 3.80% unsecured senior notes due in 2023, and the 4.25% unsecured senior notes due in 2029. As of December 31, 2014 and 2013, the Operating Partnership had $1.9 billion and $1.6 billion, respectively, outstanding in total under these unsecured debt obligations.

In addition, although the remaining $0.5 billion of the Operating Partnership’s debt as of December 31, 2014, and $0.6 billion as of December 31, 2013 is secured and non-recourse to the Company, the Company provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments and environmental liabilities.

Debt Covenants and Restrictions

One of the covenants contained within the unsecured revolving credit facility, the unsecured term loan facility, and the unsecured term loan as discussed further below in Note 7 prohibits the Company from paying dividends in excess of 95% of funds from operations (“FFO”).

7.    Secured and Unsecured Debt of the Operating Partnership

Secured Debt

The following table sets forth the composition of our secured debt as of December 31, 2014 and 2013:

	Annual Stated Interest Rate (1)	GAAP Effective Rate (1)(2)	Maturity Date	December 31,
Type of Debt				2014 (3)	2013 (3)
				(in thousands)
Mortgage note payable	4.27%	4.27%	February 2018	$130,767	$133,117
Mortgage note payable	4.48%	4.48%	July 2027	97,000	97,000
Mortgage note payable (4)	6.05%	3.50%	June 2019	89,242	92,502
Mortgage note payable	6.51%	6.51%	February 2017	66,647	67,663
Mortgage note payable	5.23%	3.50%	January 2016	52,793	54,570
Mortgage note payable	5.57%	3.25%	February 2016	40,258	41,654
Mortgage note payable	5.09%	3.50%	August 2015	34,311	34,845
Mortgage note payable	4.94%	4.00%	April 2015	26,285	27,641
Mortgage note payable	7.15%	7.15%	May 2017	6,568	8,972
Other	Various	Various	Various	2,421	2,470
Total				$546,292	$560,434
______________

(1)	All interest rates presented are fixed-rate interest rates.

(2)	This represents the rate at which interest expense is recorded for financial reporting purposes, which reflects the amortization of discounts/premiums, excluding debt issuance costs.

(3)	Amounts reported include the amounts of unamortized debt premiums of $10.3 million and $14.6 million as of December 31, 2014 and 2013, respectively.

(4)
In January 2013, in connection with the acquisition of two office buildings in Seattle, Washington, we assumed a mortgage loan that is secured by the project. The loan requires monthly principal and interest payments based on a 6.4 year amortization period. As of December 31, 2014 and 2013, the mortgage loan had unamortized debt premiums of $8.0 million and $9.9 million, respectively.

The Operating Partnership’s secured debt was collateralized by 31 and 21 operating properties as of December 31, 2014 and 2013, respectively, with a combined net book value of approximately $1.6 billion and $1.0 billion as of December 31, 2014 and 2013, respectively.

Although our mortgage loans are secured and non-recourse to the Company and the Operating Partnership, the Company provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments and environmental liabilities.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2014, nine of the Operating Partnership’s ten secured loans contained restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt. The mortgage notes payable are secured by deeds of trust on certain of our properties and the assignment of certain rents and leases associated with those properties.

4.25% Exchangeable Senior Notes

The table below summarizes the balance and significant terms of the Company’s 4.25% Exchangeable Notes due November 2014 (the “4.25% Exchangeable Notes”) as of December 31, 2014 and 2013. The Company repaid the 4.25% Exchangeable Notes in November 2014 upon maturity.

4.25% Exchangeable Notes	December 31,
	2014	2013
	(in thousands)
Principal amount	$—	$172,500
Unamortized discount	—	(4,128)
Net carrying amount of liability component	$—	$168,372
Carrying amount of equity component		$19,835
Issuance date	November 2009
Maturity date	November 2014
Stated coupon rate (1)		4.25%
Effective interest rate (2)		7.13%
Exchange rate per $1,000 principal value of the 4.25% Exchangeable Notes, as adjusted (3)		27.8307
Exchange price as adjusted (3)		$35.93
Number of shares on which the aggregate consideration to be delivered on conversion (3)		4,800,796
_______________

(1)	Interest on the 4.25% Exchangeable Notes was payable semi-annually in arrears on May 15th and November 15th of each year.

(2)
The rate at which we record interest expense for financial reporting purposes, which reflects the amortization of the discounts on the 4.25% Exchangeable Notes. This rate represents our conventional debt borrowing rate at the date of issuance.

(3)
The exchange rate, exchange price, and the number of shares to be delivered upon conversation were subject to adjustment under certain circumstances including increases in our common dividends as of December 31, 2013.

Prior to their maturity on November 15, 2014, the 4.25% Exchangeable Notes were exchangeable for shares of the Company's common stock only upon occurrence of certain events as follows: (i) during any calendar quarter, if the closing sale price per share of the common stock of the Company was more than 130% of the exchange price per share of the Company's common stock for at least 20 trading days in a specified period, (ii) during the five consecutive trading-day period following any five consecutive trading days in which the trading price per $1,000 principal amount of the Exchangeable Notes was less than 98% of the product of the closing sale price per share of the Company's common stock multiplied by the applicable exchange rate, (iii) if the Exchangeable Notes had been called for redemption, (iv) upon the occurrence of specified corporate transactions, (v) if the Company's common stock ceased to be listed or approved for quotation for 30 consecutive trading days, or (vi) on or after August 15, 2014. At any time prior to August 15, 2014, the Operating Partnership may have irrevocably elected, in its sole discretion without the consent of the holders of the 4.25% Exchangeable Notes, to settle all of the future exchange obligations of the 4.25% Exchangeable Notes in shares of common stock. Any shares of common stock delivered for settlement were based on a daily exchange value calculated on a proportionate basis for each day of a 30 day trading-day observation period.

Upon exchange of the 4.25% Exchangeable Notes, the holders received (i) cash up to the principal amount of the 4.25% Exchangeable Notes and (ii) to the extent the exchange value exceeded the principal amount of the 4.25% Exchangeable Notes, shares of the Company’s common stock.

In connection with the offerings of the 4.25% Exchangeable Notes, the Company entered into capped call option transactions (“capped calls”) to mitigate the dilutive impact of the potential conversion of the 4.25% Exchangeable Notes. The capped calls, as amended, were separate transactions entered into by us with the relevant financial institutions, were not part of the terms of the 4.25% Exchangeable Notes, and did not affect the holders’ rights under the 4.25% Exchangeable Notes. The strike prices of the capped calls, which were subject to customary anti-dilution adjustments, corresponded to the exchange prices of the applicable 4.25% Exchangeable Notes. The capped calls mitigated the dilutive impact to the Company of the potential exchange of all of the 4.25% Exchangeable Notes into shares of common

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

stock. The capped calls for the 4.25% Exchangeable Notes were terminated when the notes were repaid in November 2014. As of December 31, 2013, the referenced shares of common stock under this transaction was 4,800,796 shares and the exchange price, including effect of capped calls was $42.81. The initial costs of capped calls were recorded as a reduction to additional paid-in capital.

In the third quarter of 2014, we settled early exchanges of the 4.25% Exchangeable Notes with an aggregate principal amount of $37.0 million. For the exchange settlements, the Company paid the noteholders a total of $37.0 million in cash for the principal amount and issued to the noteholders a total of 431,270 shares of our common stock for the excess exchange value. As a result of the exchanges, the Company exercised the equivalent proportionate amount of its capped call options and, in connection received 111,206 shares of our common stock from the counterparties. This reduced the shares of common stock issued in connection with the exchanges to 320,064 shares.

In November 2014, we repaid the remaining balance of the outstanding 4.25% Exchangeable Notes with an aggregate principal balance of $135.5 million. For the repayment settlement, the Company paid the noteholders a total of $135.5 million in cash for the principal amount and issued to the noteholders a total of 1,660,053 shares of our common stock for the excess exchange value. As a result of the exchanges, the Company exercised the equivalent proportionate amount of its capped call options and received 404,136 shares of our common stock from the counterparties thereby reducing the shares of common stock issued upon maturity to 1,255,917 shares. This reduced the shares of common stock issued in connection with the exchanges to 1,575,981 shares.

For the 2014 period preceding maturity of the 4.25% Exchangeable Notes on November 15, 2014, and during the year ended December 31, 2013, the per share average trading price of the Company's common stock on the NYSE was higher than the $35.93 exchange price for the 4.25% Exchangeable Notes, as presented in the table below.

	Period Ended November 15, 2014(1)	Year Ended December 31, 2013
Per share average trading price of the Company's common stock	$60.04	$52.12
(1) Represents the maturity date of the 4.25% Exchangeable Notes.

During the year ended December 31, 2013, the closing sales price per share of the common stock of the Company was more than 130% of the exchange price per share of the Company's common stock for at least 20 trading days in the specified period. As a result, the 4.25% Exchangeable Notes were changeable at the exchange rate stated above. No noteholders exchanged any of the 4.25% Exchangeable Notes in 2013.

The approximate fair value of the shares exchangeable at December 31, 2013 using the per share average trading price of $52.12, would have been as follows

Year Ended December 31, 2013

Approximate fair value of shares upon conversion	$247,000
Principal amount of the 4.25% Exchangeable Notes	172,500
Approximate fair value in excess amount of principal amount	$74,500

See Note 18 “Net Income Available to Common Stockholders Per Share of the Company” and Note 19 “Net Income Available to Common Unitholders Per Unit of the Operating Partnership” for a discussion of the impact of the 4.25% Exchangeable Notes on our diluted earnings per share and unit calculations for the periods presented.

Interest Expense for the 4.25% Exchangeable Notes

The unamortized discount on the 4.25% Exchangeable Notes, due in November 2014 and repaid upon maturity, and the 3.25% Exchangeable Notes, due in April 2012 and repaid upon maturity (together the “Exchangeable Notes”), were accreted as additional interest expense from the date of issuance through the maturity date of the applicable Exchangeable Notes. The following table summarizes the total interest expense attributable to the Exchangeable Notes,

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

in each case based on the respective effective interest rates, before the effect of capitalized interest, for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Contractual interest payments (1)	$5,608	$7,331	$8,721
Amortization of discount (1)	3,769	4,427	5,052
Interest expense attributable to the Exchangeable Notes (1)	$9,377	$11,758	$13,773
_______________

(1)
The Company repaid the 3.25% Exchangeable Notes in April 2012. Interest payments and discount amortization for the years ended December 31, 2014 and 2013 were solely attributable to the 4.25% Exchangeable Notes.

Unsecured Senior Notes

In July 2014, the Operating Partnership issued $400.0 million aggregate principal amount of unsecured senior notes in a registered public offering. The outstanding balance of the unsecured senior notes is included in unsecured debt, net of issuance discount of $4.3 million, on our consolidated balance sheets. The unsecured senior notes, which are scheduled to mature on August 15, 2029, require semi-annual interest payments each February and August based on a stated annual interest rate of 4.250%. The Company used a portion of the net proceeds for general corporate purposes, including the repayment of borrowings under the Operating Partnership’s unsecured revolving credit facility.

The following table summarizes the balance and significant terms of the registered unsecured senior notes issued by the Operating Partnership as of December 31, 2014 and 2013:

					Principal Amount as of December 31,
	Issuance date	Maturity date	Stated coupon rate	Effective interest rate (1)	2014	2013
					(in thousands)
4.250% Unsecured Senior Notes (2)	July 2014	August 2029	4.250%	4.350%	$400,000	$—
Unamortized discount					(4,348)	—
Net carrying amount					$395,652	$—

3.800% Unsecured Senior Notes (3)	January 2013	January 2023	3.800%	3.804%	$300,000	$300,000
Unamortized discount					(79)	(90)
Net carrying amount					$299,921	$299,910

4.800% Unsecured Senior Notes (4)	July 2011	July 2018	4.800%	4.827%	$325,000	$325,000
Unamortized discount					(265)	(339)
Net carrying amount					$324,735	$324,661

6.625% Unsecured Senior Notes (5)	May 2010	June 2020	6.625%	6.743%	$250,000	$250,000
Unamortized discount					(1,154)	(1,367)
Net carrying amount					$248,846	$248,633

5.000% Unsecured Senior Notes (6)	November 2010	November 2015	5.000%	5.014%	$325,000	$325,000
Unamortized discount					(33)	(73)
Net carrying amount					$324,967	$324,927
________________________

(1)	This represents the rate at which interest expense is recorded for financial reporting purposes, which reflects the amortization of initial issuance discounts, excluding debt issuance costs.

(2)	Interest on the 4.250% unsecured senior notes is payable semi-annually in arrears on February 15th and August 15th of each year.

(3)	Interest on the 3.800% unsecured senior notes is payable semi-annually in arrears on January 15th and July 15th of each year.

(4)	Interest on the 4.800% unsecured senior notes is payable semi-annually in arrears on January 15th and July 15th of each year.

(5)	Interest on the 6.625% unsecured senior notes is payable semi-annually in arrears on June 1st and December 1st of each year.

(6)	Interest on the 5.000% unsecured senior notes is payable semi-annually in arrears on May 3rd and November 3rd of each year.

In August 2014, upon maturity, we repaid our outstanding Series B unsecured senior notes which had an aggregate principal balance of $83.0 million and effective interest rate of 6.45% as of December 31, 2013.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Unsecured Revolving Credit Facility and Unsecured Term Loan Facility

In the second quarter of 2014, the Company amended the terms of our unsecured revolving credit facility and the Company’s $150.0 million unsecured term loan facility. The amendment increased the size of the Company’s unsecured line of credit to $600.0 million, extended the maturity to July 2019 on both the unsecured revolving credit facility and unsecured term loan facility, reduced the annual interest rate on the unsecured revolving credit facility to LIBOR plus 1.250% and reduced the annual interest rate on the unsecured term loan facility to LIBOR plus 1.40%. The amendment did not affect the outstanding borrowings under the credit facility.

The following table summarizes the balance and terms of our unsecured revolving credit facility as of December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
	(in thousands)
Outstanding borrowings	$140,000	$45,000
Remaining borrowing capacity	460,000	455,000
Total borrowing capacity (1)	$600,000	$500,000
Interest rate (2)(3)	1.41%	1.62%
Facility fee-annual rate (4)	0.250%	0.300%
Maturity date	July 2019	April 2017
_______________

(1)
We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $311.0 million under an accordion feature under the terms of the unsecured revolving credit facility and unsecured term loan facility.

(2)	Our unsecured revolving credit facility interest rate was calculated based on an annual rate of LIBOR plus 1.250% as of December 31, 2014.

(3)	Our unsecured revolving credit facility interest rate was calculated based on an annual rate of LIBOR plus 1.450% as of December 31, 2013.

(4)
Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of December 31, 2014, $5.9 million of deferred financing costs remains to be amortized through the amended maturity date of our unsecured revolving credit facility.

The Company intends to borrow amounts under the unsecured revolving credit facility from time to time for general corporate purposes, to fund potential acquisitions, to finance development and redevelopment expenditures and to potentially repay long-term debt.

The following table summarizes the balance and terms of our term loan facility, which is included in our unsecured debt, as of December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
	(in thousands)
Outstanding borrowings	$150,000	$150,000
Interest rate (1)(2)	1.56%	1.92%
Maturity date	July 2019	March 2016
_______________

(1)	Our unsecured term loan facility interest rate was calculated based on an annual rate of LIBOR plus 1.40% as of December 31, 2014.

(2)	Our unsecured term loan facility interest rate was calculated based on an annual rate of LIBOR plus 1.75% as of December 31, 2013.

Additionally, in October 2014, the Company drew down on a $39.0 million unsecured term loan with an annual interest rate of LIBOR plus 1.40% that matures in July 2019.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Debt Covenants and Restrictions

The unsecured revolving credit facility, the unsecured term loan facility, the unsecured term loan, the unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a minimum fixed-charge coverage ratio, a minimum unsecured debt ratio and a minimum unencumbered asset pool debt service coverage ratio. Noncompliance with one or more of the covenants and restrictions could result in the full principal balance of the associated debt becoming immediately due and payable. We believe we were in compliance with all of our debt covenants as of December 31, 2014 and 2013.

Debt Maturities

The following table summarizes the stated debt maturities and scheduled amortization payments, excluding debt discounts and premiums, as of December 31, 2014:

Year	(in thousands)
2015	$395,103
2016	99,431
2017	71,748
2018	451,728
2019	405,369
Thereafter	1,041,643
Total (1)	$2,465,022
________________________

(1)	Includes gross principal balance of outstanding debt before impact of net unamortized premiums totaling approximately $4.4 million.

Capitalized Interest and Loan Fees

The following table sets forth gross interest expense reported in continuing operations, including debt discount/premium and loan cost amortization, net of capitalized interest, for the years ended December 31, 2014, 2013 and 2012. The interest expense capitalized was recorded as a cost of development and redevelopment, and increased the carrying value of undeveloped land and construction in progress.

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Gross interest expense	$114,661	$111,238	$98,906
Capitalized interest	(47,090)	(35,368)	(19,792)
Interest expense	$67,571	$75,870	$79,114

8.	Deferred Revenue and Acquisition Related Liabilities, net

Deferred revenue and acquisition-related liabilities, net consists of the following at December 31, 2014 and 2013:

	December 31,
	2014	2013
	(in thousands)
Deferred revenue related to tenant-funded tenant improvements (1)	$85,757	$48,341
Other deferred revenue	3,055	3,169
Acquisition-related intangible liabilities, net (2)	43,427	49,776
Total	$132,239	$101,286
________________________

(1)	Excludes deferred revenue related to tenant-funded tenant improvements related to properties held for sale at December 31, 2013.

(2)	See Note 2 “Basis of Presentation and Significant Accounting Policies” and Note 4 “Deferred Leasing Costs and Acquisition-related Intangible Assets and Liabilities, net” for additional information.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred Revenue Related to Tenant-funded Tenant Improvements

During the years ended December 31, 2014, 2013, and 2012, $11.0 million, $10.7 million and $9.1 million, respectively, of deferred revenue related to tenant-funded tenant improvements (including discontinued operations) was amortized and recognized as rental income. The following is the estimated amortization of deferred revenue related to tenant-funded tenant improvements as of December 31, 2014 for the next five years and thereafter:

Year Ending	(in thousands)
2015	$12,402
2016	11,955
2017	10,802
2018	9,177
2019	7,780
Thereafter	33,641
Total	$85,757

9.    Noncontrolling Interests on the Company’s Consolidated Financial Statements

Common Units of the Operating Partnership

The Company owned a 98.0% and 97.8% common general partnership interest in the Operating Partnership as of December 31, 2014 and 2013, respectively. The remaining 2.0% and 2.2% common limited partnership interest as of December 31, 2014 and 2013, respectively, was owned by non-affiliate investors and certain of our executive officers and directors in the form of noncontrolling common units. There were 1,804,200 and 1,805,200 common units outstanding held by these investors, executive officers and directors as of December 31, 2014 and 2013, respectively.

The noncontrolling common units may be redeemed by unitholders for cash. Except under certain circumstances, we, at our option, may satisfy the cash redemption obligation with shares of the Company’s common stock on a one-for-one basis. If satisfied in cash, the value for each noncontrolling common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $0.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable redemption date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $126.8 million and $90.8 million as of December 31, 2014 and December 31, 2013, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each noncontrolling common unit in the event of our termination or liquidation. In the event of our termination or liquidation, it is expected in most cases that each common unit would be entitled to a liquidating distribution equal to the liquidating distribution payable in respect of each share of the Company’s common stock.

Noncontrolling Interest in Consolidated Subsidiary

The noncontrolling interest in consolidated subsidiary represents the third party equity interest in Redwood City Partners, LLC (see Note 3 “Acquisitions”). This noncontrolling interest was $5.9 million and $4.9 million at December 31, 2014 and December 31, 2013, respectively.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2012 Redemption of 7.45% Series A Cumulative Redeemable Preferred Units of the Operating Partnership

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

Common Stock

Issuance of Common Stock

In October 2014, the Company issued 351,476 shares of the its common stock valued at approximately $21.6 million to partially fund a development acquisition (see Note 3 “Acquisitions” for additional information).

In September 2013, the Company completed an underwritten public offering of 6,175,000 shares of its common stock. The net offering proceeds, after deducting sales agent compensation and offering expenses, were approximately $295.9 million. We used a portion of the net proceeds from the offering to fund acquisitions, repay borrowings under the unsecured revolving credit facility, and for general corporate purposes.

In August 2012, the Company completed an underwritten public offering of 5,750,000 shares of its common stock. The net offering proceeds, after deducting sales agent compensation and offering expenses, were approximately $253.8 million. We used a portion of the net proceeds from the offering to fund acquisitions, repay borrowings under the unsecured revolving credit facility, and for general corporate purposes.

In February 2012, the Company completed an underwritten public offering of 9,487,500 shares of its common stock. The net offering proceeds, after deducting sales agent compensation and offering expenses, were approximately $382.1 million. We used a portion of the net proceeds from the offering to fund acquisitions, repay borrowings under the unsecured revolving credit facility, and for general corporate purposes.

At-The-Market Stock Offering Programs

Under our at-the-market stock offering programs, which commenced in July 2011 and December 2014, we may offer and sell shares of our common stock from time to time in “at-the-market” offerings. During the year ended December 31, 2014, the Company completed it's existing at-the-market stock offering program (the “July 2011 At-The-Market Program”) under which we sold an aggregate of $200.0 million in gross sales of shares, and in December 2014 commenced a new at-the-market stock offering program (the “December 2014 At-The-Market Program”) under which we may offer to sell shares of our common stock with an aggregate gross sales price of up $300.0 million.

The following table sets forth information regarding sales of our common stock under our at-the-market offering programs for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(in millions, except share data)
Shares of common stock sold during the period	1,599,123	1,040,838	787,118
Aggregate gross proceeds	$104.7	$55.3	$37.0
Aggregate net proceeds after sales agent compensation	$103.1	$54.4	$36.3

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The proceeds from sales were used to fund acquisitions, development expenditures and general corporate purposes including repayment of borrowings under the unsecured revolving credit facility. During the year ended December 31, 2014, under the July 2011 At-The-Market Program, we sold 1,457,623 shares of common stock and completed the program. Since commencement of the December 2014 At-The-Market Program, as of December 31, 2014, we sold 141,500 shares of common stock and approximately $290.0 million remains available to be sold under this program. Actual future sales will depend upon a variety of factors, including, but not limited to, market conditions, the trading price of the Company’s common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under the December 2014 At-The-Market program.

Share Repurchases

An aggregate of 988,025 shares currently remain eligible for repurchase under a share-repurchase program approved by the Company’s board of directors in prior periods. The Company did not repurchase shares of common stock under this program during the years ended December 31, 2014, 2013 or 2012.

Accrued Dividends and Distributions

The following tables summarize accrued dividends and distributions for the noted outstanding shares of common stock, preferred stock, and noncontrolling units as of December 31, 2014 and 2013:

	December 31,
	2014	2013
	(in thousands)
Dividends and Distributions payable to:
Common stockholders	$30,191	$28,754
Noncontrolling common unitholders of the Operating Partnership	631	632
RSU holders (1)	421	405
Total accrued dividends and distribution to common stockholders and noncontrolling unitholders	31,243	29,791
Preferred stockholders	1,656	1,699
Total accrued dividends and distributions	$32,899	$31,490
______________________

(1)	The amount includes the value of the dividend equivalents that will be paid with additional fully-vested RSUs (see Note 12 “Share-Based Compensation” for additional information).

	December 31,
	2014	2013
Outstanding Shares and Units:
Common stock (1)	86,259,684	82,153,944
Noncontrolling common units	1,804,200	1,805,200
RSUs (2)	1,248,352	1,158,407
Series G Preferred stock	4,000,000	4,000,000
Series H Preferred stock	4,000,000	4,000,000
______________________

(1)	The amount includes nonvested shares.

(2)
The amount includes nonvested RSUs. Does not include the 247,089 and 143,022 market measure-based RSUs since not all the necessary performance conditions have been met as of December 31, 2014 and 2013, respectively.

2012 Redemption of 7.80% Series E and 7.50% Series F Cumulative Redeemable Preferred Stock

On April 16, 2012, the Company redeemed all 1,610,000 outstanding shares of its 7.80% Series E Preferred Stock and all 3,450,000 outstanding shares of its 7.50% Series F Preferred Stock. As a result, for the year ended December 31, 2012, we recognized a non-recurring noncash charge of $4.9 million as a reduction to net income available to common stockholders for the original issuance costs related to the Redeemed Preferred Stock.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.	Preferred and Common Units of the Operating Partnership

Common Units

Issuance of Common Units

In October 2014, the Company issued 351,476 shares of its common stock to partially fund $21.6 million of a development acquisition (see Note 10 “Stockholders’ Equity of the Company” for additional information). The development acquisition property was contributed by the Company to the Operation Partnership in exchange for 351,476 common units.

In September 2013, the Company completed an underwritten public offering of 6,175,000 shares of its common stock (see Note 10 “Stockholders’ Equity of the Company” for additional information). The net offering proceeds of approximately $295.9 million were contributed by the Company to the Operating Partnership in exchange for 6,175,000 common units.

In August 2012, the Company completed an underwritten public offering of 5,750,000 shares of its common stock (see Note 10 “Stockholders’ Equity of the Company” for additional information). The net offering proceeds of approximately $253.8 million were contributed by the Company to the Operating Partnership in exchange for 5,750,000 common units.

In July 2012, the Company issued 118,372 common units in connection with an operating property acquisition (see Note 3 “Acquisitions” for additional information). Each unit was valued at $47.34, which was the Company’s closing stock price on the NYSE on the acquisition date.

In February 2012, the Company completed an underwritten public offering of 9,487,500 shares of its common stock (see Note 10 “Stockholders’ Equity of the Company” for additional information). The net offering proceeds of approximately $382.1 million were contributed by the Company to the Operating Partnership in exchange for 9,487,500 common units.

At-The-Market Stock Offering Program

During the years ended December 31, 2014, 2013 and 2012, the Company utilized its at-the-market stock offering programs to issue shares of common stock (see Note 10 “Stockholders’ Equity of the Company” for additional information). The net offering proceeds and property acquired using net offering proceeds were contributed by the Company to the Operating Partnership in exchange for common units for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Year Ended December 31,
	2014	2013	2012
	(in millions, except share and per share data)
Shares of common stock contributed by the Company	1,599,123	1,040,838	787,118
Common units exchanged for share of common stock by the Company	1,599,123	1,040,838	787,118
Aggregate gross proceeds	$104.7	$55.3	$37.0
Aggregate net proceeds after sales agent compensation	$103.1	$54.4	$36.3

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Common Units Outstanding

The following table sets forth the number of common units held by the Company and the number of common units held by non-affiliate investors and certain of our executive officers and directors in the form of noncontrolling common units as well as the ownership interest held on each respective date:

	December 31, 2014	December 31, 2013
Company owned common units in the Operating Partnership	86,259,684	82,153,944
Company owned general partnership interest	98.0%	97.8%
Noncontrolling common units of the Operating Partnership	1,804,200	1,805,200
Ownership interest of noncontrolling interest	2.0%	2.2%

For a further discussion of the noncontrolling common units during the years ended December 31, 2014 and 2013, refer to Note 9 “Noncontrolling Interests on the Company’s Consolidated Financial Statements”.

Accrued Distributions

The following tables summarize accrued distributions for the noted common and preferred units as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
	(in thousands)
Distributions payable to:
General partner	$30,191	$28,754
Common limited partners	631	632
RSU holders (1)	421	405
Total accrued distributions to common unitholders	31,243	29,791
Preferred unitholders	1,656	1,699
Total accrued distributions	$32,899	$31,490
______________________

(1)	The amount includes the value of the dividend equivalents that will be paid with additional fully-vested RSUs (see Note 12 “Share-Based Compensation” for additional information).

	December 31, 2014	December 31, 2013
Outstanding Units:
Common units held by the general partner	86,259,684	82,153,944
Common units held by the limited partners	1,804,200	1,805,200
RSUs (1)	1,248,352	1,158,407
Series G Preferred units	4,000,000	4,000,000
Series H Preferred units	4,000,000	4,000,000
______________________

(1)	Does not include the 247,089 and 143,022 market measure-based RSUs since not all the necessary performance conditions have been met as of December 31, 2014 and 2013, respectively.

2012 Redemption of 7.80% Series E and 7.50% Series F Cumulative Redeemable Preferred Units

On April 16, 2012, the Company redeemed all 1,610,000 outstanding units of its 7.80% Series E Cumulative Redeemable Preferred Units and all 3,450,000 outstanding units of its 7.50% Series F Cumulative Redeemable Preferred Units. As a result, for the year ended December 31, 2012, we recognized a non-recurring noncash charge of $4.9 million as a reduction to net income available to common stockholders for the original issuance costs related to the Redeemed Preferred Units.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.    Share-Based Compensation

Stockholder Approved Equity Compensation Plans

As of December 31, 2014, we maintained one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan as amended (the “2006 Plan”). As of March 31, 2014, no shares were available for new award grants under the 2006 Plan. At our annual meeting of stockholders, on May 22, 2014, stockholders approved an amendment and restatement of the 2006 Plan, which included an increase in the maximum number of shares that may be issued or awarded under the 2006 Plan to 7,120,000 shares. As of December 31, 2014, 681,626 shares were available for grant under the 2006 Plan.

The Executive Compensation Committee, which is comprised of two independent directors, may grant the following share-based awards as provided under the 2006 Plan: incentive stock options, nonqualified stock options, restricted stock (nonvested shares), stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units (“RSUs”), profit interest units, performance bonus awards, performance-based awards and other incentive awards to eligible individuals. For each award granted under our share-based incentive compensation programs, the Operating Partnership simultaneously issues to the Company a number of common units equal to the number of shares of common stock ultimately paid by the Company in respect of such awards.

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

Stock Award Deferral Program

We have a Stock Award Deferral Program (the “RSU Program”) under the 2006 Plan. Under the RSU Program, participants may defer receipt of awards of nonvested shares that may be granted by electing to receive an equivalent number of RSUs in lieu of such nonvested shares. Each RSU represents the right to receive one share of our common stock in the future and is subject to the same vesting conditions that would have applied if the award had been issued in nonvested shares. RSUs carry with them the right to receive dividend equivalents such that participants receive additional RSUs at the time dividends are paid equal to the value of the dividend earned on the shares underlying the participant’s RSUs. The dividend equivalents earned vest based on terms specified under the related RSU award agreement. Shares issued upon settlement of vested RSUs including RSUs paid on dividend equivalents are distributed in a single lump sum distribution upon the earlier of (1) the date specified by the participant when the election is made or (2) occurrence of certain other events specified under the RSU program.

Share-Based Compensation Programs

The Executive Compensation Committee has historically awarded nonvested shares and RSUs under the following share-based compensation programs. These share-based awards were valued based on the quoted closing share price of the Company’s common stock on the NYSE on the applicable grant date. Prior to 2014, the Executive Compensation Committee awarded annual long-term equity awards based primarily on the prior year’s performance, however, starting in January 2014, such annual awards have been granted as an incentive for the year in which the awards were granted and subsequent years.

Executive Officer Share-Based Compensation Programs

The Executive Compensation Committee has annually approved compensation programs that include the potential issuance of share-based awards to our Chief Executive Officer and all other executive officers (the “Executive Officers”) as part of their annual and long-term incentive compensation. The share-based awards are generally issued in the first quarter after the end of our prior fiscal year. The share-based awards generally have a service vesting period, which has historically ranged from one to five years, depending on the type of award.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2014 Share-Based Compensation Grants

On January 29, 2014 (the “2014 RSU Grant Date”), the Executive Compensation Committee of the Company’s Board of Directors awarded 236,604 RSUs to certain officers of the Company under the 2006 Plan, which included 119,098 RSUs that are subject to time-based, market and performance-based vesting requirements (each a “2014 Performance-Based RSU” and collectively, the “2014 Performance-Based RSU Grant”) and 117,506 RSUs that are subject to time-based vesting requirements (each a “2014 Time-Based RSU” and collectively, the “2014 Time-Based RSU Grant”). As of the 2014 RSU Grant Date, an insufficient number of shares were available under the 2006 Plan to settle these RSUs in stock and the RSUs were subject to liability accounting. As discussed above, on May 22, 2014 we received stockholder approval for an increase in the maximum number of shares that may be issued or awarded under the 2006 Plan, which resulted in a sufficient number of shares available for issuance to cover settlement of these RSU awards. As a result, as of May 22, 2014 we reclassified these awards as equity awards and re-measured the fair value of the awards as of that date.

2014 Performance-Based RSU Grant

The 2014 Performance-Based RSUs are scheduled to vest at the end of a three-year period based upon the achievement of pre-defined FFO per share goals (the “performance condition”) for the year ended December 31, 2014 and upon the average annual relative total stockholder return versus the SNL US REIT Office Index (the “market condition”) for the three-year period ending December 31, 2016. The 2014 Performance-Based RSUs are also subject to a three-year service vesting provision and will cliff vest at the end of the three-year period, subject to the Executive Compensation Committee's determination that the performance conditions and market conditions have been achieved. The number of 2014 Performance-Based RSUs ultimately earned, and therefore the compensation costs for these awards, can fluctuate from the 119,098 RSUs granted based upon the levels of achievement for both the FFO per share and relative total stockholder return metrics. During the 2014 performance period, the estimate of the number of RSUs earned were evaluated quarterly based on our forecasted level of achievement of the FFO per share hurdle. As of December 31, 2014, the FFO per share hurdle performance condition was achieved at 1.5x target. As a result, the number of RSUs earned was adjusted to 178,650 RSUs to reflect the achievement of this metric.

Each 2014 Performance-Based RSU represents the right to receive one share of our common stock in the future, subject to, and as modified by, the Company's level of achievement of the market condition. As of March 31, 2014, we recorded compensation expense for the award based upon the fair value at period end of $63.44, as we had an insufficient number of shares available for issuance under the 2006 Plan at that time. As discussed above, upon stockholder approval of the amended 2006 Plan on May 22, 2014, we were required to re-measure the fair value of the 2014 Performance-Based RSU Grant and record compensation expense based on the fair value at that date for the cumulative portion of the performance period that had elapsed. The total fair value of the 2014 Performance-Based RSU Grant was $7.7 million at May 22, 2014 and was calculated using a Monte Carlo simulation pricing model based on the assumptions in the table below. The determination of the fair value of the 2014 Performance-Based RSU Grant takes into consideration the likelihood of achievement of both the performance condition and the market condition discussed above. For the year ended December 31, 2014, we recorded compensation expense based upon the $65.03 fair value per share at May 22, 2014 multiplied by the 178,650 RSUs banked at December 31, 2014. Compensation expense for the 2014 Performance-Based RSU Grant will be recorded on a straight-line basis over the three-year period. The following table summarizes the assumptions utilized in the Monte Carlo simulation pricing model:

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

2014 Time-Based RSU Grant

The 2014 Time-Based RSUs are scheduled to vest in four equal installments beginning on January 5, 2015 through January 5, 2018. Compensation expense for the 2014 Time-Based RSUs will be recognized on a straight-line basis over the four-year continued service vesting period. Each 2014 Time-Based RSUs represents the right to receive one share of our common stock in the future, subject to continued employment through the applicable vesting date. As of March 31, 2014, we recorded compensation expense for the award based upon the fair value at period end of $51.64, because at that time an insufficient number of shares were available for issuance under the 2006 Plan. As discussed above, upon stockholder approval of the amended 2006 Plan on May 22, 2014, we were required to re-measure the fair value of the 2014 Time-Based RSU Grant and record compensation expense based on the fair value at that date, for the cumulative portion of the performance period that had elapsed. The total fair value was $7.1 million, which was based on the $60.16 closing share price of the Company’s common stock on the NYSE on May 22, 2014.

2013 Share-Based Compensation Grants

On January 10, 2013, the Executive Compensation Committee of the Company’s Board of Directors granted 157,744 RSUs to certain officers of the Company. On April 4, 2013, the terms of 61,327 time-based RSUs were modified to include market and performance-based vesting requirements based on total shareholder return and FFO per share targets. The RSUs will vest in five equal annual installments over the five-years requisite service period and were based on the achievement of the Company's relative total shareholder return and/or FFO performance measured during the period beginning on January 1, 2013 and ending on December 31, 2013. As of December 31, 2013, the Company had achieved the relative total shareholder return market metrics and FFO per share performance metrics, and the RSUs are now only subject to time-based vesting requirements. The Company’s closing stock price on the date of modification was $53.05. The compensation expense related to the modified RSUs will be recognized using the accelerated attribution expense method through the remainder of the five-year requisite service period.

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

The computation of expected volatility is based on a blend of the historical volatility of our shares of common stock over 12 years as that is expected to be most consistent with future volatility and equates to a time period twice as long as the six-year term of the RSUs and implied volatility data based on the observed pricing of six month publicly-traded options on our shares of common stock. The risk-free interest rate is based on the yield curve on zero-coupon U.S. Treasury STRIP securities in effect at the grant date. The expected dividend yield is estimated by examining the average of the historical dividend yield levels over the six-year term of the RSUs and our current annualized dividend yield as of the grant date. The expected life of the RSUs is equal to the six-year vesting period.

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

Summary of Market-Measure Based RSUs

A summary of our market-measure based RSU activity from January 1, 2014 through December 31, 2014 is presented below:

	Nonvested RSUs		Vested RSUs	Total RSUs
	Amount	Weighted-Average Fair Value Per Share (1)
Outstanding at January 1, 2014	143,022	$46.47	—	143,022
Granted (2)	183,365	64.86	—	183,365
Vested (3)	(16,338)	41.53	16,338	—
Settled (4)			(16,338)	(16,338)
Transferred to time-based restricted stock units (5)	(31,455)	53.05	—	(31,455)
Transferred to restricted stock (6)	(31,505)	53.05	—	(31,505)
Outstanding as of December 31, 2014	247,089	$58.77	—	247,089
_______________

(1)
Represents the grant-date fair value for all awards excluding the 2014 Performance-Based RSU Grant. As discussed above, the 2014 Performance-Based RSU Grant was re-measured upon stockholder approval of the amended 2006 Plan on May 22, 2014.

(2)	Includes dividend equivalents issued in accordance with the award agreements.

(3)	Includes dividend equivalents vested in accordance with the award agreements.

(4)
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

(5)
On January 29, 2014, the market-measure requirements related to the RSU awards granted in 2013 were met, and as a result, the shares were transferred to time-based restricted stock units since at that point the awards became subject to only time-based vesting requirements pursuant to the award agreements.

(6)
On January 29, 2014, the market-measure requirements related to the RSU award were met and, as a result, the RSUs were transferred to restricted stock based on the employee’s distribution election and remain subject to time-based vesting requirements pursuant to the award agreement.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of our market-measure based RSU activity for years ended December 31, 2014, 2013 and 2012 is presented below:

	RSUs Granted		RSUs Vested
Years ended December 31,	Non-Vested RSUs Granted	Weighted-Average Fair Value Per Share (1)	Vested RSUs	Total Vest-Date Fair Value (in thousands)
2014	183,365	$64.86	(16,338)	$1,092
2013	9,542	44.55	(16,338)	811
2012	103,239	41.20	(14,748)	695
_______________

(1)
Represents the grant-date fair value for all awards excluding the 2014 Performance-Based RSU Grant. As discussed above, the 2014 Performance-Based RSU Grant was re-measured upon stockholder approval of the amended 2006 Plan on May 22, 2014.

Summary of Time-Based RSUs

A summary of our time-based RSU activity from January 1, 2014 through December 31, 2014 is presented below:

	Nonvested RSUs		Vested RSUs	Total RSUs
	Amount	Weighted Average Fair Value Per Share (1)
Outstanding at January 1, 2014	301,660	$44.74	856,747	1,158,407
Granted (2)	155,016	59.89	—	155,016
Vested (3)(4)	(116,447)	47.64	116,447	—
Settled			(61,242)	(61,242)
Canceled (5)			(3,992)	(3,992)
Transferred from market-measure based (6)	31,455	53.05		31,455
Transferred to restricted stock (7)	(30,687)	48.88	(605)	(31,292)
Outstanding as of December 31, 2014	340,997	$51.04	907,355	1,248,352
_______________

(1)
Represents the grant-date fair value for all awards excluding the 2014 Time-Based RSU Grant. As discussed above, the 2014 Time-Based RSU Grant was re-measured upon stockholder approval of the amended 2006 Plan on May 22, 2014.

(2)	Includes dividend equivalents issued in accordance with the award agreements.

(3)	Includes dividend equivalents vested in accordance with the award agreements.

(4)
Represents vested RSUs that were settled in shares of the Company’s common stock. Total shares settled include 5,694 shares that were tendered in accordance with the terms of the 2006 Plan to satisfy minimum statutory tax withholding requirements related to the RSUs settled. We accept the return of RSUs at the current quoted closing share price of the Company’s common stock to satisfy tax obligations.

(5)
For shares vested but not yet settled, we accept the return of RSUs at the current quoted closing share price of the Company’s common stock to satisfy minimum statutory tax-withholding requirements related to either the issuance or vesting of RSUs in accordance with the terms of the 2006 Plan.

(6)	On January 29, 2014, the market-measure requirements related to the RSU awards granted in 2013 were met. As of December 31, 2014 the awards are only subject to time-based vesting requirements.

(7)	During January 2014, RSUs were transferred to restricted stock based on the elected distribution date.

A summary of our time-based RSU activity for the years ended December 31, 2014, 2013 and 2012 is presented below:

	RSUs Granted		RSUs Vested
Year ended December 31,	Non-Vested RSUs Issued	Weighted-Average Grant Date Fair Value Per Share	Vested RSUs	Total Vest-Date Fair Value (1) (in thousands)
2014	155,016	$59.89	(116,447)	$6,675
2013	173,758	49.45	(89,873)	4,495
2012	204,829	44.34	(73,688)	3,118
_______________

(1)	Total fair value of RSUs vested was calculated based on the quoted closing share price of the Company’s common stock on the NYSE on the day of vesting.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summary of Nonvested Restricted Stock

A summary of our nonvested restricted stock activity from January 1, 2014 through December 31, 2014 is presented below:

	Non-Vested Restricted Stock	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2014	47,950	$41.71
Granted (1)	213	51.35
Vested (2)(3)	(25,899)	45.56
Transferred from market-measure and time-based RSUs	62,797	50.97
Outstanding as of December 31, 2014	85,061	$47.05
_______________

(1)	Includes dividend equivalents issued in accordance with the award agreements.

(2)	Includes dividend equivalents vested in accordance with the award agreements.

(3)
The total shares vested include 11,020 shares that were tendered in accordance with the terms of the 2006 Plan to satisfy minimum statutory tax withholding requirements related to the restricted shares that have vested. We accept the return of shares at the current quoted closing share price of the Company’s common stock to satisfy tax obligations.

A summary of our nonvested and vested restricted stock activity for years ended December 31, 2014, 2013 and 2012 is presented below:

	Shares Granted		Shares Vested
Years ended December 31,	Non-Vested Shares Issued	Weighted-Average Grant Date Fair Value Per Share	Vested Shares	Total Fair Value at Vest Date(1) (in thousands)
2014	213	$51.35	(25,899)	$1,323
2013	—	—	(47,291)	2,290
2012	62,137	41.84	(50,862)	2,110
_______________

(1)	Total fair value of shares vested was calculated based on the quoted closing share price of the Company’s common stock on the NYSE on the date of vesting.

Summary of Stock Options

On February 22, 2012, the Executive Compensation Committee of the Company granted non-qualified stock options to certain key members of our senior management team, including our Executive Officers, to purchase an aggregate 1,550,000 shares of the Company’s common stock (the “February 2012” grant) at an exercise price per share equal to $42.61, the closing price of the Company’s common stock on the grant date. The options will vest ratably in annual installments over a five year period, subject to continued employment through the applicable vesting date. The term of each option is ten years from the date of the grant. Dividends will not be paid on vested or unvested options. The options were granted pursuant to the 2006 Plan.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model based on the following assumptions for the February 2012 grant.

February 2012 Option Grant
Fair value of options granted per share	$9.20
Expected stock price volatility	33.00%
Risk-free interest rate	1.35%
Dividend yield	3.80%
Expected life of option	6.5 years

The computation of expected volatility is based on a blend of the historical volatility of our shares of common stock over a time period longer than the expected life of the option and implied volatility data based on the observed

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

pricing of six-month publicly traded options on our shares of common stock. The risk-free interest rate is based on the yield curve on zero-coupon U.S. Treasury STRIP securities in effect at the grant date. The expected dividend yield is estimated by examining the average of the historical dividend yield levels over the expected life of the option and the current dividend yield as of the grant date. The expected life of the options is calculated as the average of the vesting term and the contractual term. During the year ended December 31, 2014, 304,000 stock options vested with a total fair value of $2.8 million. During the year ended December 31, 2013, 308,000 stock options vested with a total fair value of $2.8 million. No stock options related to the February 2012 grant vested during the year ended December 31, 2012.

A summary of our stock option activity related the February 2012 grant through December 31, 2014 is presented below:

	Number of Options	Exercise Price	Intrinsic Value (in millions) (1)
Outstanding at December 31, 2013	1,525,000	$42.61	$11.5
Exercised	(495,000)	42.61	9.6
Forfeited	(22,000)	42.61	0.4
Outstanding at December 31, 2014 (2)	1,008,000	$42.61	$26.7

Options exercisable at December 31, 2014 (3)	114,000		$3.0
_______________

(1)	The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of an option.

(2)	As of December 31, 2014, the average remaining life of stock options outstanding was 7.2 years

(3)	As of December 31, 2014, the average remaining life of stock options exercisable was approximately 7.2 years.

In accordance with the provisions of the 2006 Plan, we allow shares of our common stock to be withheld to satisfy the payment of exercise price and/or minimum statutory tax withholding obligations due upon the exercise of stock options. The value of the shares withheld is calculated based on the closing market price of our common stock on the NYSE on the exercise date. During the year ended December 31, 2014, 23,664 shares were withheld on stock option exercises with an aggregate value of $1.5 million. The number of shares withheld for taxes during the years ended December 31, 2013 and 2012 were immaterial to the consolidated financial statements.

Share-Based Compensation Cost Recorded During the Period

The total compensation cost for all share-based compensation programs was $14.5 million, $9.6 million and $8.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. Of the total share-based compensation costs, $2.3 million, $0.9 million and $0.9 million was capitalized as part of real estate assets for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, there was approximately $30.3 million of total unrecognized compensation cost related to nonvested incentive awards granted under share-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.5 years. The remaining compensation cost related to these nonvested incentive awards had been recognized in periods prior to December 31, 2014. The $30.3 million of unrecognized compensation costs does not reflect the future compensation cost related to share-based awards that were granted subsequent to December 31, 2014.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.	Employee Benefit Plans

401(k) Plan

We have a retirement savings plan designed to qualify under Section 401(k) of the Code (the “401(k) Plan”). Our employees are eligible to participate in the 401(k) Plan on the first day of the month after three months of service. The 401(k) Plan allows eligible employees (“401(k) Participants”) to defer up to 60% of their eligible compensation on a pre-tax basis, subject to certain maximum amounts allowed by the Code. The 401(k) Plan provides for a matching contribution by the Company in an amount equal to 50 cents of each one dollar of participant contributions up to a maximum of 10% of the 401(k) Participant’s annual salary. 401(k) Participants vest immediately in the amounts contributed by us. For each of the years ended December 31, 2014, 2013, and 2012, we contributed $1.0 million, $0.9 million and $0.7 million, respectively, to the 401(k) Plan.

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

See Note 16 “Fair Value Measurements and Disclosures” for further discussion of our Deferred Compensation Plan assets as of December 31, 2014 and 2013. Our liability of $11.9 million and $9.9 million under the Deferred Compensation Plan was fully funded as of December 31, 2014 and 2013, respectively.

14.	Future Minimum Rent

We have operating leases with tenants that expire at various dates through 2037 and are either subject to scheduled fixed increases or adjustments in rent based on the Consumer Price Index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future contractual minimum rent under operating leases as of December 31, 2014 for future periods is summarized as follows:

Year Ending	(in thousands)
2015	$428,302
2016	447,163
2017	414,397
2018	367,745
2019	306,878
Thereafter	1,217,370
Total	$3,181,855

15.	Commitments and Contingencies

General

As of December 31, 2014, we had commitments of approximately $552.5 million, excluding our ground lease commitments, for contracts and executed leases directly related to our operating and development properties.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Ground Leases

The following table summarizes our properties that are held subject to long-term noncancellable ground lease obligations and the respective contractual expiration dates:

Property	Contractual Expiration Date (1)
601 108th Ave NE, Bellevue, WA	November 2093
701, 801 and 837 N. 34th Street, Seattle, WA (2)	December 2041
Kilroy Airport Center Phases I, II, and III, Long Beach, CA	July 2084
____________________

(1)	Reflects the contractual expiration date prior to the impact of any extension or purchase options held by the Company.

(2)	The Company has three 10 year and one 45 year extension option for this ground lease, which if exercised would extend the expiration date to December 2116.

The minimum commitment under our ground leases as of December 31, 2014 for five years and thereafter is as follows:

Year Ending	(in thousands)
2015	$3,120
2016	3,120
2017	3,120
2018	3,120
2019	3,120
Thereafter	154,358
Total (1)(2)(3)(4)	$169,958
________________________

(1)	Reflects the minimum ground lease obligations before the impact of ground lease extension options.

(2)
One of our ground lease obligations is subject to a fair market value adjustment every five years; however, the lease includes ground rent subprotection and infrastructure rent credits which currently limit our annual rental obligations to $1.0 million. The contractual obligations for that ground lease included above assumes the lesser of $1.0 million or annual lease rental obligation in effect as of December 31, 2014.

(3)
One of our ground lease obligations includes a component which is based on the percentage of gross income that exceeds the minimum ground rent. The minimum rent is subject to increases every five years based on 50% of the average annual percentage rent for the previous five years. Currently, gross income does not exceed the threshold requiring us to pay percentage rent. The contractual obligations for that ground lease included above assume the annual lease rental obligation in effect as of December 31, 2014.

(4)
One of our ground lease obligations is subject to a fair market value adjustment every five years based on a combination of CPI adjustments and third-party appraisals limited to maximum increases annually. The contractual obligations included above assume the annual lease rental obligation in effect as of December 31, 2014.

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

Environmental Matters

We follow the policy of monitoring all of our properties, both acquisition and existing properties, for the presence of hazardous or toxic substances. As of December 31, 2014, we had accrued environmental remediation liabilities of approximately $15.5 million recorded on our consolidated balance sheets in connection with certain of our recent development acquisitions and related development activities. The accrued environmental remediation liabilities represent the costs we estimate we will incur when we commence development at various development acquisition sites. These estimates, which we developed with the assistance of a third party expert, consist primarily of the removal of contaminated soil and other related costs since we are required to dispose of any existing contaminated soil when we develop new office properties at these sites.

We record estimated environmental remediation obligations for acquisitions at the acquisition date when we are aware of such costs and when such costs are probable and reasonably estimable. Costs incurred in connection with development related environmental remediation liabilities are recorded as an increase to the cost of the development project. These accruals are adjusted as an increase or decrease to the development project costs and as an increase or decrease to the accrued environmental remediation liability if we obtain further information or circumstances change. The environmental remediation obligations recorded at December 31, 2014 were not discounted to their present value since we expect to complete the remediation activities in the next 1-5 years in connection with development activities at the various sites. It is possible that we could incur additional environmental remediation costs in connection with these recent development acquisitions.  However, given we are in the very early stages of development, possible additional environmental costs are not reasonably estimable at this time.

Other than the accrued environmental liabilities recorded in connection with certain of our recent development acquisitions and related development activities, we are not aware of any unasserted claims and assessments with respect to an environmental liability that we believe would require additional disclosure or the recording of an additional loss contingency.

16.	Fair Value Measurements and Disclosures

Assets and Liabilities Reported at Fair Value

The only assets we record at fair value on our consolidated financial statements are the marketable securities related to our Deferred Compensation Plan (see Note 13 “Employee Benefit Plans” for additional information). The following table sets forth the fair value of our marketable securities as of December 31, 2014 and 2013:

	Fair Value (Level 1) (1)
	2014	2013
Description	(in thousands)
Marketable securities (2)	$11,971	$10,008
_______________

(1)	Fair value calculated using Level 1 inputs based on quoted prices in active markets for identical securities.

(2)	The marketable securities are held in a limited rabbi trust.

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

The following table sets forth the net gain on marketable securities recorded during the years ended December 31, 2014, 2013 and 2012:

	December 31,
	2014	2013	2012
Description	(in thousands)
Net gain on marketable securities	$397	$1,489	$723

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our other financial instruments as of December 31, 2014 and 2013:

	December 31,
	2014		2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Liabilities
Secured debt (1)	$546,292	$559,483	$560,434	$568,760
Exchangeable senior notes, net (1)(2)	—	—	168,372	178,190
Unsecured debt, net (3)	1,783,121	1,858,492	1,431,132	1,523,052
Unsecured line of credit (1)	140,000	140,051	45,000	45,012
_______________

(1)	Fair value calculated using Level II inputs, which are based on model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

(2)
During the year ended December 31, 2014, we repaid the 4.25% Exchangeable Notes. As of December 31, 2014, there were no exchangeable debt instruments (see Note 7 “Secured and Unsecured Debt of the Operating Partnership” for additional information).

(3)
Fair value calculated primarily using Level I inputs, which are based on quoted prices for identical instruments in active markets. The carrying value and fair value of the Level I instruments was $1,269.4 million and $1,322.2 million, respectively, as of December 31, 2014. The carrying value and fair value of the Level I instruments at December 31, 2013, was $873.5 million and $929.3 million, respectively. The carrying value and fair value of the Level II instruments was $513.7 million and $536.3 million, respectively, as of December 31, 2014. The carrying value and fair value of the Level II instruments at December 31, 2013, was $557.7 million and $593.7 million, respectively.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17.    Other Significant Events

In January 2014, a tenant at one of our San Diego, California operating properties exercised an early lease termination clause as permitted under the terms of their lease. As a result, the lease which encompasses approximately 79,000 rentable square feet and was scheduled to expire in February 2020, terminated during the year ended December 31, 2014. The total lease termination fee of $5.7 million was recorded as other property income on a straight line basis through the early lease termination date. The Company received the cash payment of the lease termination fee of $5.7 million in September 2014. During the year ended December 31, 2014, the Company also recognized approximately $1.3 million as a reduction to rental income due to the accelerated amortization of the deferred rent receivable and above market lease for this tenant.

18.	Discontinued Operations and Land Held for Sale

Operating Property Dispositions

The following table summarizes the properties sold during the years ended December 31, 2014, 2013 and 2012:

Location	Property Type	Month of Disposition	Number of Buildings	Rentable Square Feet (unaudited)	Sales Price (in millions) (1)
2014 Dispositions
San Diego Properties, San Diego, CA (2)	Office	January	12	1,049,035	$294.7
9785 & 9791 Towne Centre Drive, San Diego, CA	Office	June	2	126,000	29.5
111 Pacifica, Irvine, CA	Office	September	1	67,496	15.1
4040 Civic Center Drive, San Rafael, CA	Office	October	1	130,237	34.9
999 Town & Country Road, Orange, CA	Office	December	1	98,551	25.3
Total 2014 dispositions			17	1,471,319	$399.5

2013 Dispositions
26541 Agoura Road, Calabasas, CA	Office	June	1	90,156	$14.7
8101 Kaiser Boulevard, Anaheim, CA	Office	October	1	59,790	9.6
4910 Directors Place, San Diego CA	Office	December	1	50,360	32.6
Total 2013 dispositions			3	200,306	$56.9

2012 Dispositions
15004 Innovation Drive and 10243 Genetic Center Drive, San Diego, CA	Office	January	2	253,676	$146.1
Industrial Portfolio (3)	Industrial	November/December	39	3,413,354
5151, 5153 & 5155 Camino Ruiz, Camarillo, CA	Office	December	4	265,372
4175 E. La Palma Avenue, Anaheim, CA	Office	December	1	43,263
Subtotal industrial portfolio			44	3,721,989	354.2
Total 2012 dispositions			46	3,975,665	$500.3
__________________

(1)	Represents gross sales price before the impact of broker commissions and closing costs.

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

Discontinued Operations

For the year ended December 31, 2014, discontinued operations includes the income and net gain on all the properties sold in 2014, except for the operations deemed immaterial related to a June 2014 office property disposition. For the years ended December 31, 2013 and 2012, discontinued operations included the results of all properties sold in 2014, 2013 and 2012 and classified as held for sale at December 31, 2013. The following table summarizes the revenue and expense components that comprise income from discontinued operations for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Revenues:
Rental income	$7,206	$31,984	$49,689
Tenant reimbursements	278	3,546	6,544
Other property income	13	5,178	1,923
Total revenues	7,497	40,708	58,156
Expenses:
Property expenses	2,171	7,207	9,945
Real estate taxes	692	3,523	5,696
Provision for bad debts	—	—	(195)
Depreciation and amortization	2,061	12,600	19,379
Total expenses	4,924	23,330	34,825
Income from discontinued operations before net gain on dispositions of discontinued operations	2,573	17,378	23,331
Net gain on dispositions of discontinued operations	121,922	12,252	259,245
Total income from discontinued operations	$124,495	$29,630	$282,576

Real Estate Held for Sale

As of December 31, 2014, the Company had one land parcel located at 17150 Von Karman in Irvine, California, classified as held for sale. In January 2015, the Company completed this sale for a gross sales price of $26.0 million (see Note 24 “Subsequent Events” for additional information). The land parcel did not meet the criteria for classification as discontinued operations as of December 31, 2014 because it did not have any significant operations prior to disposal.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Land Disposition

During the year ended December 31, 2014, the Company sold a land parcel located at 10850 Via Frontera in the Rancho Bernardo submarket of San Diego, California for a gross sales price of $33.1 million, resulting in a gain on sale of $3.5 million. The gain on sale is included on our consolidated statements of operations as gain on sale of land within continuing operations.

Restricted Cash Related to Dispositions

As of December 31, 2014 and 2013, approximately $59.2 million and $32.2 million, respectively, of net proceeds related to the land and office property dispositions during the years ended December 31, 2014 and 2013, were temporarily being held at qualified intermediaries, at our direction, for the purpose of facilitating Section 1031 Exchanges. The cash proceeds are included in restricted cash on the consolidated balance sheets at December 31, 2014 and 2013. In January 2015 and February 2014, we successfully completed Section 1031 Exchanges and the $59.2 million and $32.2 million of cash proceeds comprising the balances as of December 31, 2014 and 2013, respectively, were released from the qualified intermediary.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

19.	Net Income Available to Common Stockholders Per Share of the Company

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted per-share computations for net income available to common stockholders for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except unit and per unit amounts)
Numerator:
Income (loss) from continuing operations	$59,313	$14,935	$(5,475)
(Income) loss from continuing operations attributable to noncontrolling common units of the Operating Partnership	(966)	(36)	656
Preferred distributions and dividends	(13,250)	(13,250)	(21,088)
Allocation to participating securities (1)	(1,699)	(1,689)	(1,602)
Numerator for basic and diluted income (loss) from continuing operations available to common stockholders	43,398	(40)	(27,509)
Income from discontinued operations	124,495	29,630	282,576
Income from discontinued operations attributable to noncontrolling common units of the Operating Partnership	(2,623)	(649)	(6,843)
Numerator for basic and diluted net income available to common stockholders	$165,270	$28,941	$248,224
Denominator:
Basic weighted average vested shares outstanding	83,090,235	77,343,853	69,639,623
Effect of dilutive securities – contingently issuable shares and stock options	1,877,485	—	—
Diluted weighted average vested shares and common stock equivalents outstanding	84,967,720	77,343,853	69,639,623
Basic earnings per share:
Income (loss) from continuing operations available to common stockholders per share	$0.52	$0.00	$(0.40)
Income from discontinued operations per share of common stock	1.47	0.37	3.96
Net income available to common stockholders per share	$1.99	$0.37	$3.56
Diluted earnings per share:
Income (loss) from continuing operations available to common stockholders per share	$0.51	$0.00	$(0.40)
Income from discontinued operations per share of common stock	1.44	0.37	3.96
Net income available to common stockholders per share	$1.95	$0.37	$3.56
________________________

(1)	Participating securities include nonvested shares, certain time-based RSUs and vested market measure-based RSUs.

For the year ended December 31, 2014, contingently issuable shares were considered in our diluted earnings per share calculation because we reported income from continuing operations attributable to common stockholders in the respective periods and the effect was dilutive. For the years ended December 31, 2013 and 2012, contingently issuable shares were not considered in our diluted earnings per share calculation because we reported losses from continuing operations attributable to common stockholders in the respective periods and the effect was anti dilutive. Contingently issuable shares consist of stock options and the impact of the 4.25% Exchangeable Notes prior to their maturity and settlement in November 2014.

The 2014 Performance-Based RSUs and our other nonvested market measure-based RSUs are not included in dilutive securities as of December 31, 2014 because they are not considered contingently issuable until all the necessary performance conditions have been met. The impact of our nonvested market measure-based RSUs were not included in dilutive securities as of December 31, 2013 because they were not considered contingently issuable shares as not all the necessary performance conditions were met.

See Note 7 “Secured and Unsecured Debt of the Operating Partnership” for additional information regarding the 4.25% Exchangeable Notes and Note 12 “Share-Based Compensation” for additional information regarding the stock options and other share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

20.	Net Income Available to Common Unitholders Per Unit of the Operating Partnership

The following table reconciles the numerator and denominator in computing the Operating Partnership’s basic and diluted per-unit computations for net income available to common unitholders for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except unit and per unit amounts)
Numerator:
Income (loss) from continuing operations	$59,313	$14,935	$(5,475)
Income from continuing operations attributable to noncontrolling interests in consolidated subsidiaries	(247)	(225)	(176)
Preferred distributions	(13,250)	(13,250)	(21,088)
Allocation to participating securities (1)	(1,699)	(1,689)	(1,602)
Numerator for basic and diluted income (loss) from continuing operations available to common unitholders	44,117	(229)	(28,341)
Income from discontinued operations	124,495	29,630	282,576
(Income) loss from discontinued operations attributable to noncontrolling interests in consolidated subsidiaries	(13)	1	(462)
Numerator for basic and diluted net income available to common unitholders	$168,599	$29,402	$253,773
Denominator:
Basic weighted average vested units outstanding	84,894,498	79,166,260	71,403,258
Effect of dilutive securities - contingently issuable shares and stock options	1,877,485	—	—
Diluted weighted average vested units and common unit equivalents outstanding	86,771,983	79,166,260	71,403,258
Basic earnings per unit:
Income (loss) from continuing operations available to common unitholders per unit	$0.52	$0.00	$(0.40)
Income from discontinued operations per common unit	1.47	0.37	3.96
Net income available to common unitholders per unit	$1.99	$0.37	$3.56
Diluted earnings per unit:
Income (loss) from continuing operations available to common unitholders per unit	$0.51	$0.00	$(0.40)
Income from discontinued operations per common unit	1.43	0.37	3.96
Net income available to common unitholders per unit	$1.94	$0.37	$3.56
________________________

(1)	Participating securities include nonvested shares, certain time-based RSUs and vested market measure-based RSUs.

For the year ended December 31, 2014, contingently issuable shares were considered in our diluted earnings per share calculation because we reported income from continuing operations attributable to common unitholders in the respective periods and the effect was dilutive. For the years ended December 31, 2013 and 2012, contingently issuable shares were not considered in our diluted earnings per share calculation because we reported losses from continuing operations attributable to common unitholders in the respective periods and the effect was anti dilutive. Contingently issuable shares consist of stock options and the impact of the 4.25% Exchangeable Notes prior to their maturity and settlement in November 2014.

The 2014 Performance-Based RSUs and our other nonvested market measure-based RSUs are not included in dilutive securities as of December 31, 2014 because they are not considered contingently issuable until all the necessary performance conditions have been met. The impact of our nonvested market measure-based RSUs were not included in dilutive securities as of December 31, 2013 because they were not considered contingently issuable shares as not all the necessary performance conditions were met.

See Note 7 “Secured and Unsecured Debt of the Operating Partnership” for additional information regarding the 4.25% Exchangeable Notes and Note 12 “Share-Based Compensation” for additional information regarding the stock options and other share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

21.	Tax Treatment of Distributions

The following table reconciles the dividends declared per share of common stock to the dividends paid per share of common stock during the years ended December 31, 2014, 2013 and 2012 as follows:

	Year Ended December 31,
Dividends	2014	2013	2012
Dividends declared per share of common stock	1.400	1.400	1.400
Less: Dividends declared in the current year and paid in the following year	(0.350)	(0.350)	(0.350)
Add: Dividends declared in the prior year and paid in the current year	0.350	0.350	0.350
Dividends paid per share of common stock	1.400	1.400	1.400

The unaudited income tax treatment for the dividends to common stockholders reportable for the years ended December 31, 2014, 2013 and 2012 as identified in the table above was as follows:

	Year Ended December 31,
Shares of Common Stock	2014		2013		2012
Ordinary income	$0.998	71.29%	$0.756	54.00%	$0.577	41.21%
Qualified dividend	0.002	0.14	0.003	0.21	—	—
Return of capital	0.398	28.43	0.620	44.29	0.823	58.79
Capital gains (1)	0.002	0.14	—	—	—	—
Unrecaptured section 1250 gains	—	—	0.021	1.5	—	—
	$1.400	100.00%	$1.400	100.00%	$1.400	100.00%
_________________

(1)	Capital gains are comprised entirely of 20% rate gains for 2014 and 2013 and 15% rate gains for 2012.

The 6.875% Series G Cumulative Redeemable Preferred Stock was issued in March 2012. The unaudited income tax treatment for the dividends to Series G preferred stockholders reportable for the years ended December 31, 2014, 2013, and 2012 was as follows:

	Year Ended December 31,
Preferred Shares	2014		2013		2012
Ordinary income	$1.711	99.54%	$1.668	97.03%	$1.089	100.00%
Qualified dividend	0.003	0.17	0.006	0.35	—	—
Capital gains (1)	0.005	0.29	—	—	—	—
Unrecaptured section 1250 gains	—	—	0.045	2.62	—	—
	$1.719	100.00%	$1.719	100.00%	$1.089	100.00%
__________________

(1)	Capital gains are comprised entirely of 20% rate gains for 2014 and 2013 and 15% rate gains for 2012.

The 6.375% Series H Cumulative Redeemable Preferred Stock was issued in August 2012. The unaudited income tax treatment for the dividends to Series H preferred stockholders reportable for the years ended December 31, 2014, 2013, and 2012 was as follows:

	Year Ended December 31,
Preferred Shares	2014		2013		2012
Ordinary income	$1.587	99.56%	$1.546	96.99%	$0.398	100.00%
Qualified dividend	0.003	0.19	0.006	0.38	—	—
Capital gains (1)	0.004	0.25	—	—	—	—
Unrecaptured section 1250 gains	—	—	0.042	2.63	—	—
	$1.594	100.00%	$1.594	100.00%	$0.398	100.00%
__________________

(1)	Capital gains are comprised entirely of 20% rate gains for 2014 and 2013 and 15% rate gains for 2012.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The 7.80% Series E Cumulative Redeemable Preferred Stock was redeemed on April 16, 2012. The unaudited income tax treatment for the dividends to Series E preferred stockholders reportable for the year ended December 31, 2012 is seen in the table below.

Preferred Shares	Year Ended December 31, 2012
Ordinary income	$0.818	100.00%
Capital gains (1)	—	—
Unrecaptured section 1250 gains	—	—
	$0.818	100.00%
__________________

(1)	Capital gains are comprised entirely of 15% rate gains.

The 7.50% Series F Cumulative Redeemable Preferred Stock was redeemed on April 16, 2012. The unaudited income tax treatment for the dividends to Series F preferred stockholders reportable for the year ended December 31, 2012 is seen in the table below.

Preferred Shares	Year Ended December 31, 2012
Ordinary income	$0.786	100.00%
Capital gains (1)	—	—
Unrecaptured section 1250 gains	—	—
	$0.786	100.00%
_________________

(1)	Capital gains are comprised entirely of 15% rate gains.

22.	Quarterly Financial Information of the Company (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2014 and 2013 was as follows:

	2014 Quarter Ended (1)
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
Revenues from continuing operations (2)	$123,758	$127,178	$129,024	$141,765
Income from continuing operations (2)	10,874	15,854	13,168	19,417
Income from discontinued operations (2)	91,058	15,289	6,135	12,013
Net income	101,932	31,143	19,303	31,430
Net income attributable to Kilroy Realty Corporation	99,845	30,540	18,982	30,852
Preferred dividends and distributions	(3,313)	(3,312)	(3,313)	(3,312)
Net income available to common stockholders	96,532	27,228	15,669	27,540
Net income available to common stockholders per share – basic	1.17	0.33	0.18	0.32
Net income available to common stockholders per share – diluted	1.14	0.32	0.18	0.32

	2013 Quarter Ended (1)
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
Revenues from continuing operations (2)	$109,107	$115,855	$113,545	$118,604
(Loss) income from continuing operations (2)	(225)	6,942	3,180	5,038
Income from discontinued operations (2)	2,613	3,161	5,847	18,009
Net income	2,388	10,103	9,027	23,047
Net income attributable to Kilroy Realty Corporation	2,410	9,946	8,896	22,628
Preferred dividends and distributions	(3,313)	(3,313)	(3,312)	(3,312)
Net (loss) income available to common stockholders	(903)	6,633	5,584	19,316
Net (loss) income available to common stockholders per share – basic	(0.02)	0.08	0.07	0.23
Net (loss) income available to common stockholders per share – diluted	(0.02)	0.08	0.07	0.23
____________________

(1)
The summation of the quarterly financial data may not equal the annual number reported on the consolidated statements of operations due to rounding. The summation of the quarterly net income (loss) available to common stockholders per share does not equal the annual number reported on the consolidated statements of operations due to the Company's public offerings of common stock and its at-the-market stock offering programs that occurred during the years ended December 31, 2014 and 2013.

(2)
All periods have been adjusted from amounts previously disclosed in our quarterly filings on Form 10-Q to reclassify amounts related to discontinued operations (see Note 18 “Discontinued Operations” for additional information).

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

23.	Quarterly Financial Information of the Operating Partnership (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2014 and 2013 was as follows:

	2014 Quarter Ended (1)
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per unit amounts)
Revenues from continuing operations (2)	$123,758	$127,178	$129,024	$141,765
Income from continuing operations (2)	10,874	15,854	13,168	19,417
Income from discontinued operations (2)	91,058	15,289	6,135	12,013
Net income	101,932	31,143	19,303	31,430
Net income attributable to the Operating Partnership	101,867	31,066	19,244	31,371
Preferred distributions	(3,313)	(3,312)	(3,313)	(3,312)
Net income available to common unitholders	98,554	27,754	15,931	28,059
Net income available to common unitholders per unit – basic	1.17	0.33	0.18	0.32
Net income available to common unitholders per unit – diluted	1.14	0.32	0.18	0.31

	2013 Quarter Ended (1)
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per unit amounts)
Revenues from continuing operations (2)	$109,107	$115,855	$113,545	$118,604
(Loss) income from continuing operations (2)	(225)	6,942	3,180	5,038
Income from discontinued operations (2)	2,613	3,161	5,847	18,009
Net income	2,388	10,103	9,027	23,047
Net income attributable to the Operating Partnership	2,319	10,041	8,980	23,001
Preferred distributions	(3,313)	(3,313)	(3,312)	(3,312)
Net (loss) income available to common unitholders	(994)	6,728	5,668	19,689
Net (loss) income available to common unitholders per unit – basic	(0.02)	0.08	0.07	0.23
Net (loss) income available to common unitholders per unit – diluted	(0.02)	0.08	0.07	0.23
___________________

(1)
The summation of the quarterly financial data may not equal the annual number reported on the consolidated statements of operations due to rounding. The summation of the quarterly net income (loss) available to common unitholders per unit does not equal the annual number reported on the consolidated statements of operations due to the impact of the Company's public offerings of common stock and its at-the-market stock offering programs that occurred during the years ended December 31, 2014 and 2013.

(2)	All periods have been adjusted from amounts previously disclosed in our quarterly filings on Form 10-Q to reclassify amounts related to discontinued operations (see Note 18 “Discontinued Operations”).

24.	Subsequent Events

On January 14, 2015, aggregate dividends, distributions and dividend equivalents of $31.3 million were paid to common stockholders, common unitholders and RSU holders of record on December 31, 2014.

At December 31, 2014, the Company had one land parcel located at 17150 Von Karman in Irvine, California that was classified as held for sale. On January 15, 2015, the Company completed this transaction for a gross sales price of $26.0 million.

On January 27, 2015, the Executive Compensation Committee granted 212,468 RSUs to Executive Officers and other key employees under the 2006 Plan. 127,657 of these RSUs are subject to market and performance-based vesting requirements, which could cause the final vested amount of RSUs to increase or decrease. The compensation cost related to both time-based and performance-based RSUs is expected to be recognized over a period of three years.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2014, 2013 and 2012
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses (1)	Recoveries (Deductions)	Balance at End of Period (2)
Allowance for Uncollectible Tenant Receivables for the year ended December 31,
2014 – Allowance for uncollectible tenant receivables	$2,134	$58	$(193)	$1,999
2013 – Allowance for uncollectible tenant receivables	2,581	396	(843)	2,134
2012 – Allowance for uncollectible tenant receivables	2,590	(42)	33	2,581
Allowance for Unbilled Deferred Rent for the year ended December 31,
2014 – Allowance for deferred rent	$2,075	$—	$(86)	$1,989
2013 – Allowance for deferred rent	2,607	—	(532)	2,075
2012 – Allowance for deferred rent	3,406	—	(799)	2,607
_______________

(1)	Includes amounts reported in Discontinued Operations (see Note 18 “Discontinued Operations”).
(2) For the year ended December 31, 2013, includes amounts reported for properties classified as held for sale (see Note 18 "Discontinued Operations").

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2014

	Initial Cost					Gross Amounts at Which Carried at Close of Period
Property Location	Encumb- rances		Land and improve-ments	Buildings and Improve- ments	Costs Capitalized Subsequent to Acquisition/ Improvement	Land and improve-ments	Buildings and Improve- ments	Total	Accumulated Depreciation	Deprecia- tion Life (1)	Date of Acquisition (A)/ Construction (C) (2)		Rentable Square Feet (3) (unaudited)
	(in thousands)
Office Properties:
23925 Park Sorrento, Calabasas, CA	$6,568	(5)	$50	$2,346	$495	$50	$2,841	$2,891	$1,471	35	2001	(C)	11,789
23975 Park Sorrento, Calabasas, CA		(5)	765	17,720	6,348	765	24,068	24,833	12,794	35	2002	(C)	104,797
24025 Park Sorrento, Calabasas, CA		(5)	845	15,896	4,755	845	20,651	21,496	11,620	35	2000	(C)	108,671
2829 Townsgate Rd., Thousand Oaks, CA			5,248	8,001	7,025	5,248	15,026	20,274	8,938	35	1997	(A)	81,067
2240 E. Imperial Highway, El Segundo, CA			1,044	11,763	29,362	1,047	41,122	42,169	20,421	35	1983	(C)	122,870
2250 E. Imperial Highway, El Segundo, CA			2,579	29,062	34,713	2,547	63,807	66,354	44,738	35	1983	(C)	298,728
2260 E. Imperial Highway, El Segundo, CA			2,518	28,370	36,381	2,547	64,722	67,269	5,081	35	1983	(C)	298,728
909 N. Sepulveda Blvd., El Segundo, CA	66,647	(6)	3,577	34,042	42,397	3,577	76,439	80,016	26,481	35	2005	(C)	241,607
999 N. Sepulveda Blvd., El Segundo, CA		(6)	1,407	34,326	11,857	1,407	46,183	47,590	16,648	35	2003	(C)	128,592
6255 W. Sunset Blvd., Los Angeles, CA	51,877	(8)	18,111	60,320	27,831	18,111	88,151	106,262	8,173	35	2012	(A)	324,617
3750 Kilroy Airport Way, Long Beach, CA			—	1,941	10,455	—	12,396	12,396	8,938	35	1989	(C)	10,457
3760 Kilroy Airport Way, Long Beach, CA			—	17,467	9,396	—	26,863	26,863	20,924	35	1989	(C)	165,278
3780 Kilroy Airport Way, Long Beach, CA			—	22,319	15,763	—	38,082	38,082	31,437	35	1989	(C)	219,822
3800 Kilroy Airport Way, Long Beach, CA			—	19,408	16,899	—	36,307	36,307	19,320	35	2000	(C)	192,476
3840 Kilroy Airport Way, Long Beach, CA			—	13,586	9,236	—	22,822	22,822	12,535	35	1999	(C)	136,026
3880 Kilroy Airport Way, Long Beach, CA			—	9,704	7,310	—	17,014	17,014	1,114	35	1997	(A)	96,035
3900 Kilroy Airport Way, Long Beach, CA			—	12,615	9,055	—	21,670	21,670	12,880	35	1997	(A)	126,840
Kilroy Airport Center, Phase IV, Long Beach, CA(4)			—	—	4,997	—	4,997	4,997	4,980	35			—
12100 W. Olympic Blvd., Los Angeles, CA			352	45,611	15,867	9,633	52,197	61,830	19,393	35	2003	(C)	150,167
12200 W. Olympic Blvd., Los Angeles, CA			4,329	35,488	16,135	3,977	51,975	55,952	29,665	35	2000	(C)	150,117
12233 W. Olympic Blvd., Los Angeles, CA	39,339	(7)	22,100	53,170	1,243	22,100	54,413	76,513	3,894	35	2012	(A)	151,029
12312 W. Olympic Blvd., Los Angeles, CA			3,325	12,202	9,008	3,399	21,136	24,535	6,398	35	1997	(A)	76,644
1633 26th St., Santa Monica, CA			2,080	6,672	2,955	2,040	9,667	11,707	5,629	35	1997	(A)	44,915
2100/2110 Colorado Ave., Santa Monica, CA	97,000	(9)	5,474	26,087	13,187	5,476	39,272	44,748	17,314	35	1997	(A)	102,864
3130 Wilshire Blvd., Santa Monica, CA			8,921	6,579	11,440	9,188	17,752	26,940	11,313	35	1997	(A)	88,339
501 Santa Monica Blvd., Santa Monica, CA			4,547	12,044	7,194	4,552	19,233	23,785	11,011	35	1998	(A)	73,115
2211 Michelson, Irvine, CA		(9)	9,319	82,836	2,682	9,319	85,518	94,837	14,316	35	2010	(A)	271,556
12225 El Camino Real, Del Mar, CA			1,700	9,633	2,969	1,660	12,642	14,302	6,382	35	1998	(A)	58,401
12235 El Camino Real, Del Mar, CA			1,507	8,543	4,659	1,554	13,155	14,709	7,645	35	1998	(A)	54,673
12340 El Camino Real, Del Mar, CA		(6)	4,201	13,896	7,587	4,201	21,483	25,684	8,170	35	2002	(C)	87,374
12390 El Camino Real, Del Mar, CA		(6)	3,453	11,981	1,344	3,453	13,325	16,778	7,558	35	2000	(C)	72,332
12348 High Bluff Dr., Del Mar, CA			1,629	3,096	4,395	1,629	7,491	9,120	4,882	35	1999	(C)	38,806
12400 High Bluff Dr., Del Mar, CA			15,167	40,497	12,107	15,167	52,604	67,771	19,934	35	2004	(C)	209,220
3579 Valley Centre Dr., Del Mar, CA			2,167	6,897	7,257	2,858	13,463	16,321	7,063	35	1999	(C)	50,677

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued)
December 31, 2014

	Initial Cost				Gross Amounts at Which Carried at Close of Period
Property Location	Encumb- rances	Land and improve-ments	Buildings and Improve- ments	Costs Capitalized Subsequent to Acquisition/ Improvement	Land and improve-ments	Buildings and Improve- ments	Total	Accumulated Depreciation	Deprecia- tion Life (1)	Date of Acquisition (A)/ Construction (C) (2)		Rentable Square Feet (3) (unaudited)
	(in thousands)
3611 Valley Centre Dr., Del Mar, CA		$4,184	$19,352	$18,063	$5,259	$36,340	$41,599	$17,821	35	2000	(C)	130,349
3661 Valley Centre Dr., Del Mar, CA		4,038	21,144	12,408	4,725	32,865	37,590	15,318	35	2001	(C)	129,782
3721 Valley Centre Dr., Del Mar, CA		4,297	18,967	12,783	4,253	31,794	36,047	9,901	35	2003	(C)	114,780
3811 Valley Centre Dr., Del Mar, CA		3,452	16,152	20,077	4,457	35,224	39,681	16,343	35	2000	(C)	112,067
7525 Torrey Santa Fe, 56 Corridor, CA		2,348	28,035	4,061	2,348	32,096	34,444	8,882	35	2007	(C)	103,979
7535 Torrey Santa Fe, 56 Corridor, CA		2,950	33,808	5,991	2,949	39,800	42,749	11,407	35	2007	(C)	130,243
7545 Torrey Santa Fe, 56 Corridor, CA		2,950	33,708	8,118	2,950	41,826	44,776	12,868	35	2007	(C)	130,354
7555 Torrey Santa Fe, 56 Corridor, CA		2,287	24,916	3,714	2,287	28,630	30,917	7,909	35	2007	(C)	101,236
12780 El Camino Real, Del Mar, CA		18,398	54,954	1,096	18,398	56,050	74,448	2,738	35	2013	(A)	140,591
12790 El Camino Real, Del Mar, CA		10,252	21,236	611	10,252	21,847	32,099	1,080	35	2013	(A)	78,349
13280 Evening Creek Dr. South, I-15 Corridor, CA		3,701	8,398	3,970	3,701	12,368	16,069	2,712	35	2008	(C)	41,196
13290 Evening Creek Dr. South, I-15 Corridor, CA		5,229	11,871	5,919	5,229	17,790	23,019	2,583	35	2008	(C)	61,180
13480 Evening Creek Dr. North, I-15 Corridor, CA		7,997	—	48,020	7,997	48,020	56,017	11,409	35	2008	(C)	149,817
13500 Evening Creek Dr. North, I-15 Corridor, CA		7,581	35,903	8,201	7,580	44,105	51,685	14,251	35	2004	(A)	147,533
13520 Evening Creek Dr. North, I-15 Corridor, CA		7,581	35,903	9,541	7,580	45,445	53,025	15,711	35	2004	(A)	141,128
2355 Northside Dr., Mission Valley, CA		4,066	8,332	1,194	3,344	10,248	13,592	2,276	35	2010	(A)	53,610
2365 Northside Dr., Mission Valley, CA		7,359	15,257	1,711	6,015	18,312	24,327	3,662	35	2010	(A)	96,436
2375 Northside Dr., Mission Valley, CA		3,947	8,146	2,083	3,213	10,963	14,176	2,119	35	2010	(A)	51,516
2385 Northside Dr., Mission Valley, CA		2,752	14,513	5,081	5,552	16,794	22,346	3,522	35	2010	(A)	89,023
2305 Historic Decatur Rd., Point Loma, CA		5,240	22,220	1,035	5,240	23,255	28,495	4,086	35	2010	(A)	103,900
4921 Directors Place, Sorrento Mesa, CA		3,792	11,091	4,845	3,792	15,936	19,728	3,353	35	2008	(C)	56,136
4939 Directors Place, Sorrento Mesa, CA		2,225	12,698	4,359	2,198	17,084	19,282	8,324	35	2002	(C)	60,662
4955 Directors Place, Sorrento Mesa, CA		2,521	14,122	3,697	3,179	17,161	20,340	12,205	35	2000	(C)	76,246
10770 Wateridge Circle, Sorrento Mesa, CA		4,560	26,671	236	4,560	26,907	31,467	7,055	35	2011	(A)	174,310
6260 Sequence Dr., Sorrento Mesa, CA		3,206	9,803	11,377	3,212	21,174	24,386	6,794	35	1997	(A)	130,536
6290 Sequence Dr., Sorrento Mesa, CA		2,403	7,349	6,944	2,407	14,289	16,696	7,935	35	1997	(A)	90,000
6310 Sequence Dr., Sorrento Mesa, CA		2,940	4,946	329	2,941	5,274	8,215	3,060	35	2000	(C)	62,415
6340 Sequence Dr., Sorrento Mesa, CA		2,434	7,302	9,965	2,465	17,236	19,701	9,571	35	1998	(A)	66,400
6350 Sequence Dr., Sorrento Mesa, CA		4,941	14,824	2,629	4,922	17,472	22,394	6,940	35	1998	(A)	132,600
10390 Pacific Center Ct., Sorrento Mesa, CA		3,267	5,779	7,501	3,267	13,280	16,547	5,352	35	2002	(C)	68,400
10394 Pacific Center Ct., Sorrento Mesa, CA		2,696	7,134	(780)	1,672	7,378	9,050	3,788	35	1998	(A)	59,630
10398 Pacific Center Ct., Sorrento Mesa, CA		1,947	5,152	1,316	1,222	7,193	8,415	3,524	35	1998	(A)	43,645
10421 Pacific Center Ct., Sorrento Mesa, CA		2,926	7,979	21,865	2,926	29,844	32,770	14,998	35	1998	(A)	75,899
10445 Pacific Center Ct., Sorrento Mesa, CA		2,247	5,945	1,832	1,809	8,215	10,024	3,750	35	1998	(A)	48,709
10455 Pacific Center Ct., Sorrento Mesa, CA		4,044	10,701	(2,250)	3,780	8,715	12,495	4,250	35	1998	(A)	90,000

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued)
December 31, 2014

	Initial Cost					Gross Amounts at Which Carried at Close of Period
Property Location	Encumb- rances		Land and improve-ments	Buildings and Improve- ments	Costs Capitalized Subsequent to Acquisition/ Improvement	Land and improve-ments	Buildings and Improve- ments	Total	Accumulated Depreciation	Deprecia- tion Life (1)	Date of Acquisition (A)/ Construction (C) (2)		Rentable Square Feet (3) (unaudited)
	(in thousands)
5717 Pacific Center Blvd., Sorrento Mesa, CA			$2,693	$6,280	$4,220	$2,693	$10,500	$13,193	$3,325	35	2001	(C)	67,995
4690 Executive Dr., University Towne Centre, CA		(6)	1,623	7,926	2,604	1,623	10,530	12,153	5,688	35	1999	(A)	47,212
6200 Greenwich Dr., Governor Park, CA			1,583	5,235	7,458	1,762	12,514	14,276	5,115	35	1999	(C)	73,507
6220 Greenwich Dr., Governor Park, CA			3,213	10,628	18,927	3,386	29,382	32,768	9,991	35	1997	(A)	141,214
4100 Bohannon Dr., Menlo Park, CA			4,835	15,526	381	4,835	15,907	20,742	1,572	35	2012	(A)	47,379
4200 Bohannon Dr., Menlo Park, CA			4,798	15,406	1,856	4,798	17,262	22,060	1,572	35	2012	(A)	45,451
4300 Bohannon Dr., Menlo Park, CA			6,527	20,958	2,760	6,527	23,718	30,245	2,601	35	2012	(A)	63,079
4400 Bohannon Dr., Menlo Park, CA			4,798	15,406	1,818	4,798	17,224	22,022	1,823	35	2012	(A)	48,146
4500 Bohannon Dr., Menlo Park, CA			6,527	20,957	1,568	6,527	22,525	29,052	2,256	35	2012	(A)	63,078
4600 Bohannon Dr., Menlo Park, CA			4,798	15,406	1,922	4,798	17,328	22,126	1,459	35	2012	(A)	48,147
4700 Bohannon Dr., Menlo Park, CA			6,527	20,958	1,344	6,527	22,302	28,829	2,190	35	2012	(A)	63,078
331 Fairchild Drive, CA			18,396	17,712	7,883	18,396	25,595	43,991	1,075	35	2013	(C)	87,147
680 E. Middlefield Road, Mountain View, CA			34,605	—	54,311	34,605	54,311	88,916	291	35	2014	(C)	170,090
690 E. Middlefield Road, Mountain View, CA			34,755	—	58,036	34,755	58,036	92,791	292	35	2014	(C)	170,823
303 Second St., San Francisco, CA	130,767	(10)	63,550	154,153	29,808	63,550	183,961	247,511	33,520	35	2010	(A)	740,047
100 First St., San Francisco, CA			49,150	131,238	21,180	49,150	152,418	201,568	25,401	35	2010	(A)	466,490
250 Brannan St., San Francisco, CA			7,630	22,770	4,322	7,630	27,092	34,722	4,747	35	2011	(A)	95,008
201 Third St., San Francisco, CA			19,260	84,018	21,473	19,260	105,491	124,751	18,065	35	2011	(A)	344,551
301 Brannan St., San Francisco, CA			5,910	22,450	1,785	5,910	24,235	30,145	3,135	35	2011	(A)	74,430
360 Third St., San Francisco, CA			—	88,235	108,122	28,504	167,853	196,357	10,834	35	2011	(A)	429,996
1310 Chesapeake Terrace, Sunnyvale, CA			16,700	11,020	—	16,700	11,020	27,720	82	35	2014	(A)	76,244
1315 Chesapeake Terrace, Sunnyvale, CA			12,260	7,930	—	12,260	7,930	20,190	76	35	2014	(A)	55,635
1320-1324 Chesapeake Terrace, Sunnyvale, CA			17,360	10,720	—	17,360	10,720	28,080	62	35	2014	(A)	79,720
1325-1327 Chesapeake Terrace, Sunnyvale, CA			12,610	8,160	—	12,610	8,160	20,770	79	35	2014	(A)	55,383
505 Mathilda Ave., Sunnyvale, CA			37,843	1,163	53,030	37,872	54,164	92,036	492	35	2014	(C)	212,322
555 Mathilda Ave., Sunnyvale, CA			37,843	1,163	53,026	37,872	54,160	92,032	492	35	2014	(C)	212,322
605 Mathilda Ave., Sunnyvale, CA			29,014	891	69,887	29,036	70,756	99,792	1,068	35	2014	(C)	162,785
599 N. Mathilda Ave., Sunnyvale, CA			13,538	12,559	59	13,538	12,618	26,156	1,181	35	2012	(A)	75,810
601 108th Ave., Bellevue, WA			—	214,095	21,988	—	236,083	236,083	32,892	35	2011	(A)	488,470
10900 NE 4th St., Bellevue, WA			25,080	150,877	19,537	25,080	170,414	195,494	16,265	35	2012	(A)	416,755
10220 NE Points Dr., Kirkland, WA	26,205	(11)	2,554	12,080	634	2,554	12,714	15,268	1,825	35	2011	(A)	49,851
10230 NE Points Dr., Kirkland, WA		(11)	5,071	24,694	2,497	5,070	27,192	32,262	3,948	35	2011	(A)	98,982
10210 NE Points Dr., Kirkland, WA		(11)	4,336	24,187	1,552	4,336	25,739	30,075	3,769	35	2011	(A)	84,641
3933 Lake WA Blvd. NE, Kirkland, WA		(11)	2,380	15,114	2,705	2,380	17,819	20,199	2,517	35	2011	(A)	46,450
837 N. 34th St., Lake Union, WA			—	37,404	604	—	38,008	38,008	3,965	35	2012	(A)	111,580
701 N. 34th St., Lake Union, WA	34,000	(13)	—	48,027	1,601	—	49,628	49,628	5,370	35	2012	(A)	138,995

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued)
December 31, 2014

	Initial Cost					Gross Amounts at Which Carried at Close of Period
Property Location	Encumb- rances		Land and improve-ments	Buildings and Improve- ments	Costs Capitalized Subsequent to Acquisition/ Improvement	Land and improve-ments	Buildings and Improve- ments	Total	Accumulated Depreciation	Deprecia- tion Life (1)	Date of Acquisition (A)/ Construction (C) (2)		Rentable Square Feet (3) (unaudited)
	(in thousands)
801 N. 34th St., Lake Union, WA		(13)	—	58,537	1,166	—	59,703	59,703	5,690	35	2012	(A)	169,412
320 Westlake Avenue North, WA	81,198	(12)	14,710	82,018	1,114	14,710	83,132	97,842	5,392	35	2013	(A)	184,643
321 Terry Avenue North, Lake Union, WA		(12)	10,430	60,003	182	10,430	60,185	70,615	4,124	35	2013	(A)	135,755
15050 N.E. 36th St., Redmond, WA			9,260	34,650	197	9,260	34,847	44,107	4,644	35	2010	(A)	122,103
401 Terry Avenue North, Lake Union, WA			22,500	77,046	—	22,500	77,046	99,546	2,222	35	2014	(A)	140,605
TOTAL OPERATING PROPERTIES	$533,601		$837,840	$2,866,029	$1,233,403	$877,633	$4,059,639	$4,937,272	$947,664				14,096,617
Undeveloped land and construction in progress	$2,421	(14)	$560,146	$4,370	$556,144	$560,146	$560,514	$1,120,660	—				—
TOTAL ALL PROPERTIES	$536,022	(15)	$1,397,986	$2,870,399	$1,789,547	$1,437,779	$4,620,153	$6,057,932	$947,664				14,096,617

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

(5)	These properties secure a $6.6 million mortgage note.

(6)	These properties secure a $66.6 million mortgage note.

(7)	This property secures a $39.3 million mortgage note.

(8)	This property secures a $51.9 million mortgage note.

(9)	These properties secure a $97.0 million mortgage note.

(10)	This property secures a $130.8 million mortgage note.

(11)	These properties secure a $26.2 million mortgage note.

(12)	These properties secure a $81.2 million mortgage note.

(13)	These properties secure a $34.0 million mortgage note.

(14)
Represents the principal balance of the public facility bonds (the “Bonds”), the proceeds from which were used to finance infrastructure improvements on one of our undeveloped land parcels. The Bonds are secured by property tax payments.

(15)	Represents gross aggregate principal amount before the effect of the unamortized premium of approximately $10.3 million as of December 31, 2014.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued)
December 31, 2014

The aggregate gross cost of property included above for federal income tax purposes approximated $5.2 billion as of December 31, 2014.

The following table reconciles the historical cost of total real estate held for investment from January 1, 2012 to December 31, 2014:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Total real estate held for investment, beginning of year	$5,264,947	$4,757,394	$3,798,690
Additions during period:
Acquisitions	340,296	384,650	1,023,384
Improvements, etc.	588,166	452,331	207,345
Total additions during period	928,462	836,981	1,230,729
Deductions during period:
Cost of real estate sold	(113,416)	(56,993)	(264,533)
Properties held for sale	(14,700)	(259,251)	—
Other	(7,361)	(13,184)	(7,492)
Total deductions during period	(135,477)	(329,428)	(272,025)
Total real estate held for investment, end of year	$6,057,932	$5,264,947	$4,757,394

The following table reconciles the accumulated depreciation from January 1, 2012 to December 31, 2014:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Accumulated depreciation, beginning of year	$818,957	$756,515	$742,503
Additions during period:
Depreciation of real estate	153,841	145,325	125,906
Total additions during period	153,841	145,325	125,906
Deductions during period:
Write-offs due to sale	(18,111)	(17,144)	(109,797)
Properties held for sale	(7,007)	(63,110)	—
Other	(16)	(2,629)	(2,097)
Total deductions during period	(25,134)	(82,883)	(111,894)
Accumulated depreciation, end of year	$947,664	$818,957	$756,515

EXHIBIT INDEX

Exhibit Number	Description
3.(i)1	Kilroy Realty Corporation Articles of Restatement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2012)
3.(i)2
Certificate of Limited Partnership of Kilroy Realty, L.P. (previously filed by Kilroy Realty, L.P., as an exhibit to the General Form for Registration of Securities on Form 10 as filed with the Securities and Exchange Commission on August 18, 2010)

3.(i)3
Amendment to the Certificate of Limited Partnership of Kilroy Realty, L.P. (previously filed by Kilroy Realty, L.P., as an exhibit to the General Form for Registration of Securities on Form 10 as filed with the Securities and Exchange Commission on August 18, 2010)

3.(i)4
Articles Supplementary designating Kilroy Realty Corporation’s 6.375% Series H Cumulative Redeemable Preferred Stock (previously filed by Kilroy Realty Corporation on Form 8-A as filed with the Securities and Exchange Commission on August 10, 2012)

3.(ii).1
Third Amended and Restated Bylaws of Kilroy Realty Corporation (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 11, 2014)

3.(ii).2
Seventh Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P. dated August 15, 2012, as amended (previously filed by Kilroy Realty Corporation on Form 10-Q for the quarter ended June 30, 2014)

4.1
Kilroy Realty Corporation Form of Certificate for Common Stock (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553))

4.2
Specimen Certificate for Kilroy Realty Corporation’s 6.875% Series G Cumulative Redeemable Preferred Stock (previously filed by Kilroy Realty Corporation on Form 8-A as filed with the Securities and Exchange Commission on March 22, 2012)

4.3
Specimen Certificate for Kilroy Realty Corporation’s 6.375% Series H Cumulative Redeemable Preferred Stock (previously filed by Kilroy Realty Corporation on Form 8-A as filed with the Securities and Exchange Commission on August 10, 2012)

4.4	Registration Rights Agreement, dated January 31, 1997 (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553))
4.5
Registration Rights Agreement, dated October 31, 1997 (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K/A as filed with the Securities and Exchange Commission on December 19, 1997)

4.6	Registration Rights Agreement, dated October 6, 2000 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2000)
4.7
Note and Guarantee Agreement, dated August 4, 2004, by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and the purchasers whose names appear in the acceptance form at the end of the Note and Guarantee Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on August 11, 2004)

4.8
Registration Rights Agreement, dated November 20, 2009, among Kilroy Realty, L.P., Kilroy Realty Corporation, J.P. Morgan Securities Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 25, 2009)

4.9
Form of Certificate for Partnership Units of Kilroy Realty, L.P. (previously filed by Kilroy Realty, L.P., as an exhibit to the General Form for Registration of Securities on Form 10 as filed with the Securities and Exchange Commission on August 18, 2010)

4.10
Indenture, dated May 24, 2010, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, including the form of 6.625% Senior Notes due 2020 and the form of the related guarantee (previously filed by Kilroy Realty Corporation as an exhibit on Form 8−K as filed with the Securities and Exchange Commission on May 25, 2010)

4.11
Registration Rights Agreement, dated May 24, 2010, among Kilroy Realty, L.P., Kilroy Realty Corporation, J.P. Morgan Securities Inc., Banc of America Securities LLC and Barclays Capital Inc. (previously filed by Kilroy Realty Corporation as an exhibit on Form 8−K as filed with the Securities and Exchange Commission on May 25, 2010)

4.12
Indenture, dated November 3, 2010, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, including the form of 5.000% Senior Notes due 2015 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8−K as filed with the Securities and Exchange Commission on November 4, 2010)

4.13
Officers’ Certificate pursuant to Sections 101, 201, 301 and 303 of the Indenture dated March 1, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “4.800% Notes due 2018,” including the form of 4.800% Notes due 2018 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 6, 2011)

4.14	Registration Rights Agreement, dated July 31, 2012 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2012)
4.15
Officers’ Certificate pursuant to Sections 101, 201, 301 and 303 of the Indenture dated March 1, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “3.800% Notes due 2023,” including the form of 3.800% Notes due 2023 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 14, 2013)

4.16
Indenture, dated March 1, 2011, by and among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit to the Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on October 2, 2013)

4.17
Supplemental Indenture, dated July 5, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit to the Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on October 2, 2013)

4.18
Officers’ Certificate pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “4.25% Senior Notes due 2029,” including the form of 4.25% Senior Notes due 2029 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on August 6, 2014)

4.19
The Company is party to agreements in connection with long-term debt obligations, none of which individually exceeds ten percent of the total assets of the Company on a consolidated basis. Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Company agrees to furnish copies of these agreements to the Commission upon request

10.1
Pledge Agreement by and among Kilroy Realty, L.P., John B. Kilroy, Sr., John B. Kilroy, Jr. and Kilroy Industries (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553))

10.2†
1997 Stock Option and Incentive Plan of the Registrant and Kilroy Realty, L.P. (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553))

10.3
Lease Agreement, dated January 24, 1989, by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase I (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 2 to Form S-11 (No. 333-15553))

10.4
First Amendment to Lease Agreement, dated December 28, 1990, by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase I (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 2 to Form S-11 (No. 333-15553))

10.5*	Second Amendment to Lease Agreement, dated April 28, 1997, by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase I
10.6*	Third Amendment to Lease Agreement, dated June 20, 2002, by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase I

10.7
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

10.9*	Second Amendment to Lease Agreement, dated April 28, 1997, by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase II
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

10.13
Third Amendment to Lease Agreement, dated October 10, 1994, by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Form S-11 (No. 333-15553))

10.14*	Fourth Amendment to Lease Agreement, dated June 20, 2002, by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III
10.15
Development Agreement by and between Kilroy Long Beach Associates and the City of Long Beach (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Form S-11 (No. 333-15553))

10.16
Amendment No. 1 to Development Agreement by and between Kilroy Long Beach Associates and the City of Long Beach (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Form S-11 (No. 333-15553))

10.17†
Noncompetition Agreement by and between the Registrant and John B. Kilroy, Sr. (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553))

10.18
License Agreement by and among the Registrant and the other persons named therein (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 4 to Form S-11 (No. 333-15553))

10.19
Contribution Agreement, dated October 21, 1997, by and between Kilroy Realty, L.P., Kilroy Realty Corporation, The Allen Group and the Allens (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 21, 1997)

10.20
Amendment to the Contribution Agreement, dated October 14, 1998, by and between Kilroy Realty, L.P., Kilroy Realty Corporation, The Allen Group and the Allens dated October 21, 1997 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended September 30, 1998)

10.21†	Form of Restricted Stock Award Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 8, 2007)
10.22†	Kilroy Realty Corporation 2007 Deferred Compensation Plan (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2007)
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
10.28†
Form of Indemnification Agreement of Kilroy Realty Corporation with certain officers and directors (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2009)

10.29†
Separation Agreement and Release, dated December 16, 2009, by and between Richard E. Moran Jr., Kilroy Realty, L.P. and Kilroy Realty Corporation (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2009)

10.30
Deed of Trust and Security Agreement, dated January 26, 2010, between Kilroy Realty, L.P. and The Northwestern Mutual Life Insurance Company; related Promissory Note, dated January 26, 2010 for $71 million payable to The Northwestern Mutual Life Insurance Company; and related Guarantee of Recourse Obligations, dated January 26, 2010 by Kilroy Realty Corporation (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2009)

10.31
Promissory Note, dated January 12, 2011, executed by Kilroy Realty 303, LLC (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 13, 2011)

10.32
Deed of Trust, Security Agreement and Fixture Filing, dated January 12, 2011, executed by Kilroy Realty 303, LLC (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 13, 2011)

10.33
Guaranty, dated January 12, 2011, executed by Kilroy Realty, L.P. (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 13, 2011)

10.34
Unsecured Indemnity Agreement, dated January 12, 2011, executed by Kilroy Realty 303, LLC (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8−K as filed with the Securities and Exchange Commission on January 13, 2011)

10.35†
Kilroy Realty Corporation Form of Stock Option Grant Notice and Stock Option Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 24, 2012)

10.36†
Amended and Restated Employment Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and John B. Kilroy, Jr. (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on April 4, 2012)

10.37†
Noncompetition Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and John B. Kilroy, Jr. (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on April 4, 2012)

10.38	Term Loan Agreement, dated March 29, 2012 (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on April 2, 2012)
10.39	First Amendment to Term Loan Agreement, dated November 28, 2012 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2012)
10.40	Guaranty of Payment of Kilroy Realty Corporation, dated March 29, 2012 (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on April 2, 2012)
10.41	Promissory Note, dated June 28, 2012 (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2012)
10.42
Loan Agreement, dated June 28, 2012, by and between KR MML 12701, LLC and Massachusetts Mutual Life Insurance Company (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2012)

10.43
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Irvine) for 2211 Michelson Drive, Irvine, California, dated June 28, 2012 (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2012)

10.44
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Santa Monica) for 2100-2110 Colorado Avenue, Santa Monica, California, dated June 28, 2012 (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2012)

10.45	Recourse Guaranty Agreement, dated June 28, 2012 (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2012)
10.46	Environmental Indemnification Agreement, dated June 28, 2012 (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2012)
10.47†
Noncompetition Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Jeffrey C. Hawken (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 10-Q for the quarter ended March 31, 2013)

10.48†
Amended and Restated Employment Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Jeffrey C. Hawken effective as of January 1, 2013 (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on April 5, 2013)

10.49†
Kilroy Realty Corporation 2006 Incentive Award Plan Restricted Stock Unit Agreement by and between Kilroy Realty Corporation and Jeffrey C. Hawken, dated April 4, 2013 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2013)

10.50†
Kilroy Realty Corporation 2006 Incentive Award Plan Restricted Stock Unit Agreement by and between Kilroy Realty Corporation and John Kilroy, Jr., dated March 30, 2012 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2013)

10.51†	Form of Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2013)
10.52†	Form of Stock Award Deferral Program Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2013)
10.53†	Form of Performance-Vest Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2014)
10.54†	Form of Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2014)
10.55†
Form of Restricted Stock Unit Agreement for Non-Employee Members of the Board of Directors (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2014)

10.56†	Kilroy Realty 2006 Incentive Award Plan (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on May 23, 2014)
10.57	Amended and Restated Revolving Credit Agreement, dated June 23, 2014 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2014)
10.58	Amended and Restated Guaranty, dated June 23, 2014 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2014)
10.59	Term Loan Agreement, dated July 31, 2014 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended September 30, 2014)
10.60	Guaranty, dated July 31, 2014 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended September 30, 2014)
10.61
Sales Agreement, dated December 12, 2014, between Kilroy Realty Corporation, Kilroy Realty, L.P. and RBC Capital Markets, LLC (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2014)

10.62
Sales Agreement, dated December 12, 2014, between Kilroy Realty Corporation, Kilroy Realty, L.P. and Jefferies LLC (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2014)

10.63
Sales Agreement, dated December 12, 2014, between Kilroy Realty Corporation, Kilroy Realty, L.P. and KeyBanc Capital Markets Inc. (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2014)

10.64
Sales Agreement, dated December 12, 2014, between Kilroy Realty Corporation, Kilroy Realty, L.P. and BNP Paribas Securities Corp. (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2014)

10.65
Sales Agreement, dated December 12, 2014, between Kilroy Realty Corporation, Kilroy Realty, L.P. and J.P. Morgan Securities LLC (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2014)

10.66
Sales Agreement, dated December 12, 2014, between Kilroy Realty Corporation, Kilroy Realty, L.P. and Barclays Capital Inc. (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2014)

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
101.1
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Capital, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements. (1)

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