Form 10-Q
period 2015-03-31
KILROY REALTY CORP; Kilroy Realty, L.P.
filed 2015-04-30
CIK 1025996, 1493976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Kilroy Realty Corporation Yes  ☐     No   ☑
Kilroy Realty, L.P. Yes  ☐     No   ☑
As of April 24, 2015, 88,052,069 shares of Kilroy Realty Corporation common stock, par value $.01 per share, were outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2015 of Kilroy Realty Corporation and Kilroy Realty, L.P. Unless stated otherwise or the context otherwise requires, references to “Kilroy Realty Corporation” or the “Company,” “we,” “our,” and “us” mean Kilroy Realty Corporation, a Maryland corporation, and its controlled and consolidated subsidiaries, and references to “Kilroy Realty, L.P.” or the “Operating Partnership” mean Kilroy Realty, L.P., a Delaware limited partnership, and its controlled and consolidated subsidiaries.
The Company is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of March 31, 2015, the Company owned an approximate 98.0% common general partnership interest in the Operating Partnership. The remaining approximate 2.0% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of the Company. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and cause changes in its line of business, capital structure and distribution policies.
There are a few differences between the Company and the Operating Partnership that are reflected in the disclosures in this Form 10-Q. We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how the Company and the Operating Partnership operate as an interrelated, consolidated company. The Company is a REIT, the only material asset of which is the partnership interests it holds in the Operating Partnership. As a result, the Company generally does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. The Company itself is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company either directly or through its subsidiaries, conducts the operations of the Company’s business and is structured as a limited partnership with no publicly traded equity. Except for net proceeds from equity issuances by the Company, which the Company generally contributes to the Operating Partnership in exchange for units of partnership interest, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness or through the issuance of units of partnership interest.
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
To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	consolidated financial statements;

•	the following notes to the consolidated financial statements:

◦	Note 8, Stockholders’ Equity of the Company;

◦	Note 9, Partners’ Capital of the Operating Partnership;

i

◦	Note 13, Net Income Available to Common Stockholders Per Share of the Company; and

◦	Note 14, Net Income Available to Common Unitholders Per Unit of the Operating Partnership;

•	“Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

◦	—Liquidity and Capital Resources of the Company;” and

◦	—Liquidity and Capital Resources of the Operating Partnership.”
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
QUARTERLY REPORT FOR THE THREE MONTHS ENDED MARCH 31, 2015

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY CORPORATION

KILROY REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2015	December 31, 2014
ASSETS	(unaudited)
REAL ESTATE ASSETS:
Land and improvements	$838,927	$877,633
Buildings and improvements	3,880,883	4,059,639
Undeveloped land and construction in progress (Note 2)	1,265,659	1,120,660
Total real estate assets held for investment	5,985,469	6,057,932
Accumulated depreciation and amortization	(921,279)	(947,664)
Total real estate assets held for investment, net ($171,120 and $211,755 of VIE, respectively, Note 1)	5,064,190	5,110,268
REAL ESTATE ASSETS AND OTHER ASSETS HELD FOR SALE, NET (Note 3)	190,751	8,211
CASH AND CASH EQUIVALENTS	50,181	23,781
RESTRICTED CASH (Note 1)	8,287	75,185
MARKETABLE SECURITIES (Note 12)	13,337	11,971
CURRENT RECEIVABLES, NET (Note 5)	8,122	7,229
DEFERRED RENT RECEIVABLES, NET (Note 5)	168,581	156,416
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Note 4)	182,251	201,926
DEFERRED FINANCING COSTS, NET	17,346	18,374
PREPAID EXPENSES AND OTHER ASSETS, NET	22,434	20,375
TOTAL ASSETS	$5,725,480	$5,633,736
LIABILITIES AND EQUITY
LIABILITIES:
Secured debt (Notes 6 and 12)	$516,725	$546,292
Unsecured debt, net (Notes 6 and 12)	1,783,280	1,783,121
Unsecured line of credit (Notes 6 and 12)	130,000	140,000
Accounts payable, accrued expenses and other liabilities	217,352	225,830
Accrued distributions (Note 15)	33,532	32,899
Deferred revenue and acquisition-related intangible liabilities, net (Note 4)	128,730	132,239
Rents received in advance and tenant security deposits	46,887	49,363
Liabilities of real estate assets held for sale (Note 3)	9,768	56
Total liabilities	2,866,274	2,909,800
COMMITMENTS AND CONTINGENCIES (Note 11)
EQUITY:
Stockholders’ Equity (Note 8):
Preferred stock, $.01 par value, 30,000,000 shares authorized:
6.875% Series G Cumulative Redeemable Preferred stock, $.01 par value, 4,600,000 shares authorized, 4,000,000 shares issued and outstanding ($100,000 liquidation preference)	96,155	96,155
6.375% Series H Cumulative Redeemable Preferred stock, $.01 par value, 4,000,000 shares authorized, issued and outstanding ($100,000 liquidation preference)	96,256	96,256
Common stock, $.01 par value, 150,000,000 shares authorized, 88,031,377 and 86,259,684 shares issued and outstanding, respectively	880	863
Additional paid-in capital	2,761,176	2,635,900
Distributions in excess of earnings	(154,355)	(162,964)
Total stockholders’ equity	2,800,112	2,666,210
Noncontrolling Interests:
Common units of the Operating Partnership (Note 7)	53,232	51,864
Noncontrolling interest in consolidated subsidiary (Note 1)	5,862	5,862
Total noncontrolling interests	59,094	57,726
Total equity	2,859,206	2,723,936
TOTAL LIABILITIES AND EQUITY	$5,725,480	$5,633,736

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014
REVENUES
Rental income	$130,932	$110,098
Tenant reimbursements	14,425	11,519
Other property income	725	2,141
Total revenues	146,082	123,758
EXPENSES
Property expenses	24,714	24,483
Real estate taxes	12,715	10,989
Provision for bad debts	242	—
Ground leases	776	762
General and administrative expenses	12,768	10,811
Acquisition-related expenses	128	228
Depreciation and amortization	51,487	48,536
Total expenses	102,830	95,809
OTHER (EXPENSES) INCOME
Interest income and other net investment gains (Note 12)	360	177
Interest expense (Note 6)	(16,878)	(17,252)
Total other (expenses) income	(16,518)	(17,075)
INCOME FROM CONTINUING OPERATIONS BEFORE GAINS ON SALE OF REAL ESTATE	26,734	10,874
Gain on sale of land (Note 3)	17,268	—
INCOME FROM CONTINUING OPERATIONS	44,002	10,874
DISCONTINUED OPERATIONS (Note 1)
Income from discontinued operations	—	943
Gains on dispositions of discontinued operations	—	90,115
Total income from discontinued operations	—	91,058
NET INCOME	44,002	101,932
Net income attributable to noncontrolling common units of the Operating Partnership	(815)	(2,087)
NET INCOME ATTRIBUTABLE TO KILROY REALTY CORPORATION	43,187	99,845
PREFERRED DIVIDENDS	(3,313)	(3,313)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$39,874	$96,532
Income from continuing operations available to common stockholders per common share – basic (Note 13)	$0.45	$0.08
Income from continuing operations available to common stockholders per common share – diluted (Note 13)	$0.45	$0.08
Net income available to common stockholders per share – basic (Note 13)	$0.45	$1.17
Net income available to common stockholders per share – diluted (Note 13)	$0.45	$1.14
Weighted average common shares outstanding – basic (Note 13)	86,896,776	82,124,538
Weighted average common shares outstanding – diluted (Note 13)	87,434,366	84,140,070
Dividends declared per common share	$0.35	$0.35

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share and per share/unit data)

		Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AS OF DECEMBER 31, 2013	$192,411	82,153,944	$822	$2,478,975	$(210,896)	$2,461,312	$54,848	$2,516,160
Net income					99,845	99,845	2,087	101,932
Noncash amortization of share-based compensation				2,233		2,233		2,233
Repurchase of common stock, stock options and restricted stock units		(26,074)		(1,517)		(1,517)		(1,517)
Settlement of restricted stock units for shares of common stock		88,962		—		—		—
Exercise of stock options		500		21		21		21
Exchange of common units of the Operating Partnership		1,000		28		28	(28)	—
Preferred dividends					(3,313)	(3,313)		(3,313)
Dividends declared per common share and common unit ($0.35 per share/unit)					(29,272)	(29,272)	(634)	(29,906)
BALANCE AS OF MARCH 31, 2014	$192,411	82,218,332	$822	$2,479,740	$(143,636)	$2,529,337	$56,273	$2,585,610

		Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AS OF DECEMBER 31, 2014	$192,411	86,259,684	$863	$2,635,900	$(162,964)	$2,666,210	$57,726	$2,723,936
Net income					43,187	43,187	815	44,002
Issuance of common stock (Note 8)		1,507,393	15	113,082		113,097		113,097
Issuance of share-based compensation awards				413		413		413
Noncash amortization of share-based compensation				4,302		4,302		4,302
Repurchase of common stock, stock options and restricted stock units		(20,429)		(1,821)		(1,821)		(1,821)
Settlement of restricted stock units for shares of common stock		36,699		—		—		—
Exercise of stock options (Note 10)		237,000	2	10,480		10,482		10,482
Exchange of common units of the Operating Partnership		11,030		316		316	(316)	—
Adjustment for noncontrolling interest				(1,496)		(1,496)	1,496	—
Preferred dividends					(3,313)	(3,313)		(3,313)
Dividends declared per common share and common unit ($0.35 per share/unit)					(31,265)	(31,265)	(627)	(31,892)
BALANCE AS OF MARCH 31, 2015	$192,411	88,031,377	$880	$2,761,176	$(154,355)	$2,800,112	$59,094	$2,859,206

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$44,002	$101,932
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of building and improvements and leasing costs	50,843	48,717
Increase in provision for bad debts	242	—
Depreciation of furniture, fixtures and equipment	644	485
Noncash amortization of share-based compensation awards	3,571	2,502
Noncash amortization of deferred financing costs and debt discounts and premiums	454	1,256
Noncash amortization of net below market rents (Note 4)	(1,928)	(1,734)
Gain on sale of land (Note 3)	(17,268)	—
Gains on dispositions of discontinued operations	—	(90,115)
Noncash amortization of deferred revenue related to tenant-funded tenant improvements	(3,013)	(2,353)
Straight-line rents	(19,692)	(3,959)
Net change in other operating assets	(8,421)	(5,949)
Net change in other operating liabilities	5,545	(5,701)
Net cash provided by operating activities	54,979	45,081
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for development and redevelopment properties and undeveloped land	(89,810)	(73,626)
Expenditures for acquisition of development properties (Note 2)	(50,435)	—
Expenditures for operating properties	(24,345)	(32,016)
Expenditures for acquisition of operating properties	—	(106,125)
Net proceeds received from dispositions of land and operating properties (Note 3)	25,563	309,824
Decrease in acquisition-related deposits	3,099	—
Decrease (increase) in restricted cash (Note 1)	58,619	(779)
Net cash (used in) provided by investing activities	(77,309)	97,278
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock (Note 8)	113,097	—
Borrowings on unsecured line of credit	150,000	90,000
Repayments on unsecured line of credit	(160,000)	(135,000)
Principal payments on secured debt	(28,472)	(2,414)
Financing costs	(397)	(418)
Repurchase of common stock and restricted stock units	(1,821)	(1,517)
Proceeds from exercise of stock options (Note 10)	10,482	21
Dividends and distributions paid to common stockholders and common unitholders	(30,846)	(29,561)
Dividends and distributions paid to preferred stockholders and preferred unitholders	(3,313)	(3,313)
Net cash provided by (used in) financing activities	48,730	(82,202)
Net increase in cash and cash equivalents	26,400	60,157
Cash and cash equivalents, beginning of period	23,781	35,377
Cash and cash equivalents, end of period	$50,181	$95,534

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Unaudited; in thousands)

	Three Months Ended March 31,
	2015	2014
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $10,669 and $10,042 as of March 31, 2015 and 2014, respectively	$19,814	$14,106
NONCASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$85,656	$64,709
Tenant improvements funded directly by tenants	$231	$4,470
Assumption of other liabilities in connection with development acquisitions	$1,478	$—
Release of holdback funds to third party	$8,279	$—
NONCASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders	$31,892	$29,906
Accrual of dividends and distributions payable to preferred stockholders and preferred unitholders	$1,656	$1,656
Fair value of share-based compensation awards at equity classification date (Note 10)	$16,920	$—
Exchange of common units of the Operating Partnership into shares of the Company’s common stock	$316	$28

See accompanying notes to consolidated financial statements.

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY, L.P.

KILROY REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	March 31, 2015	December 31, 2014
ASSETS	(unaudited)
REAL ESTATE ASSETS:
Land and improvements	$838,927	$877,633
Buildings and improvements	3,880,883	4,059,639
Undeveloped land and construction in progress (Note 2)	1,265,659	1,120,660
Total real estate assets held for investment	5,985,469	6,057,932
Accumulated depreciation and amortization	(921,279)	(947,664)
Total real estate assets held for investment, net ($171,120 and $211,755 of VIE, respectively, Note 1)	5,064,190	5,110,268
REAL ESTATE ASSETS AND OTHER ASSETS HELD FOR SALE, NET (Note 3)	190,751	8,211
CASH AND CASH EQUIVALENTS	50,181	23,781
RESTRICTED CASH (Note 1)	8,287	75,185
MARKETABLE SECURITIES (Note 12)	13,337	11,971
CURRENT RECEIVABLES, NET (Note 5)	8,122	7,229
DEFERRED RENT RECEIVABLES, NET (Note 5)	168,581	156,416
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Note 4)	182,251	201,926
DEFERRED FINANCING COSTS, NET	17,346	18,374
PREPAID EXPENSES AND OTHER ASSETS, NET	22,434	20,375
TOTAL ASSETS	$5,725,480	$5,633,736
LIABILITIES AND CAPITAL
LIABILITIES:
Secured debt (Notes 6 and 12)	$516,725	$546,292
Unsecured debt, net (Notes 6 and 12)	1,783,280	1,783,121
Unsecured line of credit (Notes 6 and 12)	130,000	140,000
Accounts payable, accrued expenses and other liabilities	217,352	225,830
Accrued distributions (Note 15)	33,532	32,899
Deferred revenue and acquisition-related intangible liabilities, net (Note 4)	128,730	132,239
Rents received in advance and tenant security deposits	46,887	49,363
Liabilities of real estate assets held for sale (Note 3)	9,768	56
Total liabilities	2,866,274	2,909,800
COMMITMENTS AND CONTINGENCIES (Note 11)
CAPITAL:
Partners’ Capital (Note 9):
6.875% Series G Cumulative Redeemable Preferred units, 4,000,000 units issued and outstanding ($100,000 liquidation preference)	96,155	96,155
6.375% Series H Cumulative Redeemable Preferred units, 4,000,000 units issued and outstanding ($100,000 liquidation preference)	96,256	96,256
Common units, 88,031,377 and 86,259,684 held by the general partner and 1,793,170 and 1,804,200 held by common limited partners issued and outstanding, respectively	2,657,095	2,521,900
Total partners’ capital	2,849,506	2,714,311
Noncontrolling interests in consolidated subsidiaries (Note 1)	9,700	9,625
Total capital	2,859,206	2,723,936
TOTAL LIABILITIES AND CAPITAL	$5,725,480	$5,633,736

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2015	2014
REVENUES
Rental income	$130,932	$110,098
Tenant reimbursements	14,425	11,519
Other property income	725	2,141
Total revenues	146,082	123,758
EXPENSES
Property expenses	24,714	24,483
Real estate taxes	12,715	10,989
Provision for bad debts	242	—
Ground leases	776	762
General and administrative expenses	12,768	10,811
Acquisition-related expenses	128	228
Depreciation and amortization	51,487	48,536
Total expenses	102,830	95,809
OTHER (EXPENSES) INCOME
Interest income and other net investment gains (Note 12)	360	177
Interest expense (Note 6)	(16,878)	(17,252)
Total other (expenses) income	(16,518)	(17,075)
INCOME FROM CONTINUING OPERATIONS BEFORE GAINS ON SALE OF REAL ESTATE	26,734	10,874
Gain on sale of land (Note 3)	17,268	—
INCOME FROM CONTINUING OPERATIONS	44,002	10,874
DISCONTINUED OPERATIONS (Note 1)
Income from discontinued operations	—	943
Gains on dispositions of discontinued operations	—	90,115
Total income from discontinued operations	—	91,058
NET INCOME	44,002	101,932
Net income attributable to noncontrolling interests in consolidated subsidiaries	(75)	(65)
NET INCOME ATTRIBUTABLE TO KILROY REALTY, L.P.	43,927	101,867
PREFERRED DISTRIBUTIONS	(3,313)	(3,313)
NET INCOME AVAILABLE TO COMMON UNITHOLDERS	$40,614	$98,554
Income from continuing operations available to common unitholders per unit – basic (Note 14)	$0.45	$0.08
Income from continuing operations available to common unitholders per unit – diluted (Note 14)	$0.45	$0.08
Net income available to common unitholders per unit – basic (Note 14)	$0.45	$1.17
Net income available to common unitholders per unit – diluted (Note 14)	$0.45	$1.14
Weighted average common units outstanding – basic (Note 14)	88,693,306	83,928,993
Weighted average common units outstanding – diluted (Note 14)	89,230,896	85,944,525
Dividends declared per common unit	$0.35	$0.35

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(Unaudited; in thousands, except unit and per unit data)

	Partners’ Capital			Total Partners’ Capital	Noncontrolling Interests in Consolidated Subsidiaries
	Preferred Units	Number of Common Units	Common Units			Total Capital
BALANCE AS OF DECEMBER 31, 2013	$192,411	83,959,144	$2,315,361	$2,507,772	$8,388	$2,516,160
Net income			101,867	101,867	65	101,932
Noncash amortization of share-based compensation			2,233	2,233		2,233
Repurchase of common units, stock options and restricted stock units		(26,074)	(1,517)	(1,517)		(1,517)
Settlement of restricted stock units		88,962	—	—		—
Exercise of stock options		500	21	21		21
Preferred distributions			(3,313)	(3,313)		(3,313)
Distributions declared per common unit ($0.35 per unit)			(29,906)	(29,906)		(29,906)
BALANCE AS OF MARCH 31, 2014	$192,411	84,022,532	$2,384,746	$2,577,157	$8,453	$2,585,610

	Partners’ Capital			Total Partners’ Capital	Noncontrolling Interests in Consolidated Subsidiaries
	Preferred Units	Number of Common Units	Common Units			Total Capital
BALANCE AS OF DECEMBER 31, 2014	$192,411	88,063,884	$2,521,900	$2,714,311	$9,625	$2,723,936
Net income			43,927	43,927	75	44,002
Issuance of common units (Note 9)		1,507,393	113,097	113,097		113,097
Issuance of share-based compensation awards			413	413		413
Noncash amortization of share-based compensation			4,302	4,302		4,302
Repurchase of common units, stock options and restricted stock units		(20,429)	(1,821)	(1,821)		(1,821)
Settlement of restricted stock units		36,699	—	—		—
Exercise of stock options (Note 10)		237,000	10,482	10,482		10,482
Preferred distributions			(3,313)	(3,313)		(3,313)
Distributions declared per common unit ($0.35 per unit)			(31,892)	(31,892)		(31,892)
BALANCE AS OF MARCH 31, 2015	$192,411	89,824,547	$2,657,095	$2,849,506	$9,700	$2,859,206

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$44,002	$101,932
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of building and improvements and leasing costs	50,843	48,717
Increase in provision for bad debts	242	—
Depreciation of furniture, fixtures and equipment	644	485
Noncash amortization of share-based compensation awards	3,571	2,502
Noncash amortization of deferred financing costs and debt discounts and premiums	454	1,256
Noncash amortization of net below market rents (Note 4)	(1,928)	(1,734)
Gain on sale of land (Note 3)	(17,268)	—
Gains on dispositions of discontinued operations	—	(90,115)
Noncash amortization of deferred revenue related to tenant-funded tenant improvements	(3,013)	(2,353)
Straight-line rents	(19,692)	(3,959)
Net change in other operating assets	(8,421)	(5,949)
Net change in other operating liabilities	5,545	(5,701)
Net cash provided by operating activities	54,979	45,081
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for development and redevelopment properties and undeveloped land	(89,810)	(73,626)
Expenditures for acquisition of development properties (Note 2)	(50,435)	—
Expenditures for operating properties	(24,345)	(32,016)
Expenditures for acquisition of operating properties	—	(106,125)
Net proceeds received from dispositions of land and operating properties (Note 3)	25,563	309,824
Decrease in acquisition-related deposits	3,099	—
Decrease (increase) in restricted cash (Note 1)	58,619	(779)
Net cash (used in) provided by investing activities	(77,309)	97,278
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock (Note 8)	113,097	—
Borrowings on unsecured line of credit	150,000	90,000
Repayments on unsecured line of credit	(160,000)	(135,000)
Principal payments on secured debt	(28,472)	(2,414)
Financing costs	(397)	(418)
Repurchase of common stock and restricted stock units	(1,821)	(1,517)
Proceeds from exercise of stock options (Note 10)	10,482	21
Dividends and distributions paid to common stockholders and common unitholders	(30,846)	(29,561)
Dividends and distributions paid to preferred stockholders and preferred unitholders	(3,313)	(3,313)
Net cash provided by (used in) financing activities	48,730	(82,202)
Net increase in cash and cash equivalents	26,400	60,157
Cash and cash equivalents, beginning of period	23,781	35,377
Cash and cash equivalents, end of period	$50,181	$95,534

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Unaudited; in thousands)

	Three Months Ended March 31,
	2015	2014
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $10,669 and $10,042 as of March 31, 2015 and 2014, respectively	$19,814	$14,106
NONCASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$85,656	$64,709
Tenant improvements funded directly by tenants	$231	$4,470
Assumption of other liabilities in connection with development acquisitions	$1,478	$—
Release of holdback funds to third party	$8,279	$—
NONCASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common unitholders	$31,892	$29,906
Accrual of dividends and distributions payable to preferred unitholders	$1,656	$1,656
Fair value of share-based compensation awards at equity classification date (Note 10)	$16,920	$—

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2015 and 2014

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

Our stabilized portfolio of operating properties was comprised of the following office properties at March 31, 2015:

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied
Stabilized Office Properties	101	13,047,720	515	96.1%

Our stabilized portfolio includes all of our properties with the exception of development and redevelopment properties currently under construction or committed for construction, “lease-up” properties, real estate assets held for sale and undeveloped land. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. As of March 31, 2015, we had no redevelopment properties. We define “lease-up” properties as properties we recently developed or redeveloped that have not yet reached 95% occupancy and are within one year following cessation of major construction activities. There were no operating properties in “lease-up” as of March 31, 2015.

As of March 31, 2015, the following properties were excluded from our stabilized portfolio:

	Number of Properties/Projects	Estimated Rentable Square Feet
Properties held for sale (1)	10	1,044,844
Development projects under construction (2)	6	1,732,000
_______________

(1)	Includes one property located in Redmond, Washington and nine properties located in the Sorrento Mesa/UTC submarkets of San Diego, California. For additional information see Note 3.

(2)	Estimated rentable square feet upon completion.

Our stabilized portfolio also excludes our future development pipeline, which is comprised of ten potential development sites, representing approximately 106 gross acres of undeveloped land.

As of March 31, 2015, all of our stabilized portfolio properties and development projects were owned and all of our business was conducted in the state of California with the exception of twelve office properties and a recently acquired development opportunity located in the state of Washington. All of our properties and development projects are 100% owned, excluding a development project owned by Redwood City Partners, LLC (“Redwood LLC”), a consolidated subsidiary (see Note 1) and certain properties held at qualified intermediaries for potential future transactions that are intended to qualify as like-kind exchanges pursuant to Section 1031 of the Code (“Section 1031 Exchanges”) to defer taxable gains on dispositions for federal and state income tax purposes, which have been consolidated for financial reporting purposes.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of March 31, 2015, the Company owned an approximate 98.0% common general partnership interest in the Operating Partnership. The remaining approximate 2.0% common limited partnership interest in the Operating Partnership as of March 31, 2015 was owned by non-affiliated investors and certain of our executive officers and directors (see Note 7). Both the general and limited common partnership interests in the Operating Partnership are denominated in common units. Generally, the number of common units held by the Company is equivalent to the number of outstanding shares of the Company’s common stock, and the rights of all the common units to quarterly distributions and payments in liquidation mirror those of the Company’s common stockholders. The common limited partners have certain redemption rights as provided in the Operating Partnership’s Seventh Amended and Restated Agreement of Limited Partnership, as amended, the “Partnership Agreement” (see Note 7).

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

Basis of Presentation

The consolidated financial statements of the Company include the consolidated financial position and results of operations of the Company, the Operating Partnership, the Finance Partnership, KSLLC, Redwood LLC and all of our wholly owned and controlled subsidiaries. The consolidated financial statements of the Operating Partnership include the consolidated financial position and results of operations of the Operating Partnership, the Finance Partnership, KSLLC, Redwood LLC and all wholly-owned and controlled subsidiaries of the Operating Partnership. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

The accompanying interim financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The interim financial statements for the Company and the Operating Partnership should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2014.

Certain amounts in the consolidated statements of operations for prior periods have been reclassified to reflect the activity of discontinued operations disposed of prior to the Company's adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-08 (“ASU 2014-08”). Properties classified as held for sale and/or disposed of prior to January 1, 2015 are presented as discontinued operations for all periods presented.

Variable Interest Entities

At March 31, 2015, the consolidated financial statements of the Company and the Operating Partnership included two variable interest entities (“VIEs”), in which we were deemed to be the primary beneficiary. One VIE, Redwood LLC, was established in the second quarter of 2013 in connection with an undeveloped land acquisition. The other VIE was established during the first quarter of 2015 to facilitate potential future Section 1031 Exchanges to defer taxable gains on dispositions for federal and state income tax purposes. The impact of consolidating the VIEs increased the Company’s total assets, liabilities and noncontrolling interests by approximately $173.0 million (of which $171.1 million related to real estate held for investment on our consolidated balance sheet), approximately $16.5 million and approximately $5.9 million, respectively, as of March 31, 2015.
As of December 31, 2014, the consolidated financial statements of the Company and the Operating Partnership included two VIEs, in which we were deemed to be the primary beneficiary. One of the VIEs was Redwood LLC and the remaining VIE was established during the fourth quarter of 2014 to facilitate potential Section 1031 Exchanges. During the three months ended March 31, 2015, the Section 1031 Exchange was successfully completed and the VIE was terminated. As a result, $59.2 million of our restricted cash balance at December 31, 2014, which related to prior period disposition proceeds that were set aside to facilitate the Section 1031 Exchange, was released from escrow. The impact of consolidating the VIEs increased the Company’s total assets, liabilities and noncontrolling interests by approximately $219.6 million (of which $211.8 million related to real estate held for

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

investment on our consolidated balance sheet), approximately $23.4 million and approximately 5.9 million, respectively, as of December 31, 2014.

Adoption of New Accounting Pronouncements
Effective January 1, 2015, the Company adopted FASB ASU 2014-08, which changed the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift that has (or will have) a major effect on an entity's operations and final results, such as a major line of business, a major geographical area or a major equity investment, should be presented as discontinued operations. The Company adopted and applied the new guidance on a prospective basis as required by ASU 2014-08. Therefore, real estate assets classified as held for sale and/or disposed of subsequent to January 1, 2015 that do not represent a strategic shift will be presented in continuing operations for all periods presented. Properties classified as held for sale and/or disposed of prior to January 1, 2015 will continue to be presented in discontinued operations for prior periods presented. In accordance with this guidance, the operations of the ten properties held for sale at March 31, 2015 are presented in continuing operations for the three months ended March 31, 2015. For the three months ended March 31, 2014, discontinued operations includes the income and gains on all of the properties sold in 2014.

Recently Issued Accounting Pronouncements

On April 7, 2015 the FASB issued ASU No. 2015-03 (“ASU 2015-03”) to amend the accounting guidance for the presentation of debt issuance costs. The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for public business entities for fiscal years beginning after December 15, 2015 and retrospective application is required. Early adoption of the guidance is permitted. The Company expects to adopt the guidance effective January 1, 2016 and the guidance is not anticipated to have a material impact on our consolidated financial statements or notes to our consolidated financial statements.
On April 1, 2015, the FASB voted to defer the effective date of ASU No. 2014-09, which outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers and notes that lease contracts with customers are a scope exception. Public business entities may elect to adopt the amendments as of the original effective date; however if the proposed deferral is approved, adoption is required for annual reporting periods beginning after December 15, 2017. The Company is currently assessing the impact of the guidance on our consolidated financial statements or notes to our consolidated financial statements.
On February 18, 2015 the FASB issued ASU No. 2015-02 (“ASU 2015-02”) to amend the accounting guidance for consolidation. The standard simplifies the current guidance for consolidation and reduces the number of consolidation models through the elimination of the indefinite deferral of Statement 167. Additionally, the standard places more emphasis on risk of loss when determining a controlling financial interest. ASU 2015-02 is effective for all entities for reporting periods (including interim periods) beginning after December 15, 2015, and early adoption is permitted. The Company expects to adopt the guidance effective January 1, 2016 and the guidance is not anticipated to have a material impact on our consolidated financial statements or notes to our consolidated financial statements.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2.    Acquisitions

Development Project Acquisitions

During the three months ended March 31, 2015, we acquired the development opportunity listed below from an unrelated third party. The acquisition was funded with proceeds from the Company’s at-the-market stock offering program (see Note 8) and prior year disposition proceeds.

Project	Date of Acquisition	Type	Purchase Price (in millions)
333 Dexter (1)(2)	February 13, 2015	Land	$49.5
_______________

(1)
Acquisition comprised of four adjacent parcels in the South Lake Union submarket of Seattle, Washington located at 330 Dexter Avenue North, 333 Dexter Avenue North, 401 Dexter Avenue North, and 400 Aurora Avenue North.

(2)
In connection with this acquisition, we also assumed $2.4 million in accrued liabilities and acquisition costs which are not included in the purchase price above. As of March 31, 2015, the underlying assets were included as undeveloped land and construction in progress in our consolidated balance sheets.

3.    Real Estate Assets Held for Sale and Dispositions

Real Estate Assets Held for Sale

As of March 31, 2015, the following operating properties were classified as held for sale:

Location	City/Submarket	Property Type	Number of Buildings	Rentable Square Feet
15050 NE 36th Street	Redmond, WA	Office	1	122,103
San Diego Properties (1)	Sorrento Mesa, CA	Office	9	922,741
Total properties held for sale			10	1,044,844
________________________

(1)
The San Diego Properties include the following: 6260 Sequence Drive, 6290 Sequence Drive, 6310 Sequence Drive, 6340 Sequence Drive, 6350 Sequence Drive, 10770 Wateridge Circle, 4921 Directors Place, 6200 Greenwich Drive, and 6220 Greenwich Drive. The properties are being sold in two tranches. The Company completed the sale of the first tranche for gross proceeds of approximately $95.0 million on April 15, 2015.

The Company adopted ASU 2014-08 effective January 1, 2015 (see Note 1). As a result, the ten properties held for sale at March 31, 2015 are included in continuing operations for all periods presented.

The major classes of assets and liabilities of the properties held for sale as of March 31, 2015 were as follows:

Real estate assets and other assets held for sale	(in thousands)
Land and improvements	$38,706
Buildings and improvements	198,125
Total real estate held for sale	236,831
Accumulated depreciation and amortization	(66,421)
Total real estate held for sale, net	170,410
Current receivables, net	185
Deferred rent receivables, net	7,285
Deferred leasing costs and acquisition-related intangible assets, net	12,364
Prepaid expenses and other assets, net	507
Real estate and other assets held for sale, net	$190,751

Liabilities and deferred revenue of real estate assets held for sale
Accounts payable, accrued expenses and other liabilities	$7,376
Deferred revenue and acquisition-related intangible liabilities, net	1,367
Rents received in advance and tenant security deposits	1,025
Liabilities and deferred revenue of real estate assets held for sale	$9,768

Land Disposition

During the three months ended March 31, 2015, the Company sold a land parcel located at 17150 Von Karman in Irvine, California for a gross sales price of $26.0 million, resulting in a gain on sale of $17.3 million.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.    Deferred Leasing Costs and Acquisition-Related Intangible Assets and Liabilities, net

The following table summarizes our deferred leasing costs and acquisition-related intangible assets (acquired value of leasing costs, above-market operating leases, in-place leases and below-market ground lease obligation) and intangible liabilities (acquired value of below-market operating leases and above-market ground lease obligation) as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(in thousands)
Deferred Leasing Costs and Acquisition-Related Intangible Assets, net: (1)
Deferred leasing costs	$201,548	$216,102
Accumulated amortization	(74,864)	(74,904)
Deferred leasing costs, net	126,684	141,198
Above-market operating leases	19,194	20,734
Accumulated amortization	(13,323)	(13,952)
Above-market operating leases, net	5,871	6,782
In-place leases	93,222	97,250
Accumulated amortization	(43,993)	(43,773)
In-place leases, net	49,229	53,477
Below-market ground lease obligation	490	490
Accumulated amortization	(23)	(21)
Below-market ground lease obligation, net	467	469
Total deferred leasing costs and acquisition-related intangible assets, net	$182,251	$201,926
Acquisition-Related Intangible Liabilities, net: (1) (2)
Below-market operating leases	$64,792	$68,051
Accumulated amortization	(30,222)	(30,620)
Below-market operating leases, net	34,570	37,431
Above-market ground lease obligation	6,320	6,320
Accumulated amortization	(349)	(324)
Above-market ground lease obligation, net	5,971	5,996
Total acquisition-related intangible liabilities, net	$40,541	$43,427
_______________

(1)	Excludes deferred leasing costs and acquisition-related intangible assets and liabilities related to properties held for sale at March 31, 2015.

(2)	Included in deferred revenue and acquisition-related intangible liabilities, net in the consolidated balance sheets.

The following table sets forth amortization related to deferred leasing costs and acquisition-related intangibles, including amounts attributable to discontinued operations, for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Deferred leasing costs (1)	$6,822	$6,780
Above-market operating leases (2)	911	1,490
In-place leases (1)	4,221	6,136
Below-market ground lease obligation (3)	2	—
Below-market operating leases (4)	(2,839)	(3,093)
Above-market ground lease obligation (5)	(25)	(25)
Total	$9,092	$11,288
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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the estimated annual amortization expense related to deferred leasing costs and acquisition-related intangibles as of March 31, 2015 for future periods:

Year	Deferred Leasing Costs	Above-Market Operating Leases (1)	In-Place Leases	Below-Market Ground Lease Obligation (2)	Below-Market Operating Leases (3)	Above-Market Ground Lease Obligation (4)
	(in thousands)
Remaining 2015	$19,561	$1,619	$9,829	$6	$(7,239)	$(76)
2016	23,763	1,503	10,741	8	(8,189)	(101)
2017	20,881	1,241	9,281	8	(7,337)	(101)
2018	17,275	831	6,373	8	(5,735)	(101)
2019	13,440	643	4,714	8	(3,597)	(101)
Thereafter	31,764	34	8,291	429	(2,473)	(5,491)
Total	$126,684	$5,871	$49,229	$467	$(34,570)	$(5,971)
_______________

(1)	Represents estimated annual amortization related to above-market operating leases. Amounts will be recorded as a decrease to rental income in the consolidated statements of operations.

(2)	Represents estimated annual amortization related to below-market ground lease obligations. Amounts will be recorded as an increase to ground lease expense in the consolidated statements of operations.

(3)	Represents estimated annual amortization related to below-market operating leases. Amounts will be recorded as an increase to rental income in the consolidated statements of operations.

(4)	Represents estimated annual amortization related to above-market ground lease obligations. Amounts will be recorded as a decrease to ground lease expense in the consolidated statements of operations.

5.    Receivables

Current Receivables, net

Current receivables, net is primarily comprised of contractual rents and other lease-related obligations due from tenants. The balance consisted of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(in thousands)
Current receivables (1)	$10,107	$9,228
Allowance for uncollectible tenant receivables (1)	(1,985)	(1,999)
Current receivables, net (1)	$8,122	$7,229
______________

(1)	Excludes current receivables, net related to properties held for sale.

Deferred Rent Receivables, net

Deferred rent receivables, net consisted of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015 (1)	December 31, 2014
	(in thousands)
Deferred rent receivables	$170,736	$158,405
Allowance for deferred rent receivables	(2,155)	(1,989)
Deferred rent receivables, net	$168,581	$156,416
______________

(1)	Excludes deferred rent receivables, net related to properties held for sale as of March 31, 2015.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.    Secured and Unsecured Debt of the Operating Partnership

Secured Debt

The following table sets forth the composition of our secured debt as of March 31, 2015 and December 31, 2014:

Type of Debt	Annual Stated Interest Rate (1)	GAAP Effective Rate (1)(2)	Maturity Date	March 31, 2015 (3)	December 31, 2014 (3)
				(in thousands)
Mortgage note payable	4.27%	4.27%	February 2018	$130,164	$130,767
Mortgage note payable (4)	4.48%	4.48%	July 2027	97,000	97,000
Mortgage note payable (4)	6.05%	3.50%	June 2019	88,411	89,242
Mortgage note payable	6.51%	6.51%	February 2017	66,383	66,647
Mortgage note payable (4)	5.23%	3.50%	January 2016	52,332	52,793
Mortgage note payable (4)	5.57%	3.25%	February 2016	39,895	40,258
Mortgage note payable (4)	5.09%	3.50%	August 2015	34,178	34,311
Mortgage note payable (5)	4.94%	4.00%	April 2015	—	26,285
Mortgage note payable	7.15%	7.15%	May 2017	5,940	6,568
Other	Various	Various	Various	2,422	2,421
Total				$516,725	$546,292
______________

(1)	All interest rates presented are fixed-rate interest rates.

(2)	This represents the rate at which interest expense is recorded for financial reporting purposes, which reflects the amortization of discounts/premiums, excluding debt issuance costs.

(3)	Amounts reported include the amounts of unamortized debt premiums of $9.2 million and $10.3 million as of March 31, 2015 and December 31, 2014, respectively.

(4)
The secured debt and the related properties that secure the debt are held in a special purpose entity and the properties are not available to satisfy the debts and other obligations of the Company or the Operating Partnership.

(5)	This mortgage note payable was repaid during the three months ended March 31, 2015 prior to maturity at par.

Although our mortgage loans are secured and non-recourse to the Company and the Operating Partnership, the Company provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments and environmental liabilities.

Unsecured Senior Notes

The following table summarizes the balance and significant terms of the registered unsecured senior notes issued by the Operating Partnership as of March 31, 2015 and December 31, 2014:

					Principal Amount as of
	Issuance date	Maturity date	Stated coupon rate	Effective interest rate (1)	March 31, 2015	December 31, 2014
					(in thousands)
4.250% Unsecured Senior Notes (2)	July 2014	August 2029	4.250%	4.350%	$400,000	$400,000
Unamortized discount					(4,273)	(4,348)
Net carrying amount					$395,727	$395,652

3.800% Unsecured Senior Notes (3)	January 2013	January 2023	3.800%	3.804%	$300,000	$300,000
Unamortized discount					(77)	(79)
Net carrying amount					$299,923	$299,921

4.800% Unsecured Senior Notes (3)	July 2011	July 2018	4.800%	4.827%	$325,000	$325,000
Unamortized discount					(246)	(265)
Net carrying amount					$324,754	$324,735

6.625% Unsecured Senior Notes (4)	May 2010	June 2020	6.625%	6.743%	$250,000	$250,000
Unamortized discount					(1,101)	(1,154)
Net carrying amount					$248,899	$248,846

5.000% Unsecured Senior Notes (5)	November 2010	November 2015	5.000%	5.014%	$325,000	$325,000
Unamortized discount					(23)	(33)
Net carrying amount					$324,977	$324,967
_______________________

(1)	This represents the rate at which interest expense is recorded for financial reporting purposes, which reflects the amortization of initial issuance discounts, excluding debt issuance costs.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(2)	Interest on these notes is payable semi-annually in arrears on February 15th and August 15th of each year.

(3)	Interest on these notes is payable semi-annually in arrears on January 15th and July 15th of each year.

(4)	Interest on these notes is payable semi-annually in arrears on June 1st and December 1st of each year.

(5)	Interest on these notes is payable semi-annually in arrears on May 3rd and November 3rd of each year.

Unsecured Revolving Credit Facility and Term Loan Facility

The following table summarizes the balance and terms of our unsecured revolving credit facility as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(in thousands)
Outstanding borrowings	$130,000	$140,000
Remaining borrowing capacity	470,000	460,000
Total borrowing capacity (1)	$600,000	$600,000
Interest rate (2)	1.43%	1.41%
Facility fee-annual rate (3)	0.250%
Maturity date	July 2019
_______________

(1)
We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $311.0 million under an accordion feature under the terms of the unsecured revolving credit facility and term loan facility.

(2)	Our revolving credit facility interest rate was calculated based on an annual rate of LIBOR plus 1.250%.

(3)
Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of March 31, 2015, $5.6 million of deferred financing costs remains to be amortized through the maturity date of our unsecured revolving credit facility.

The Company intends to borrow amounts under the unsecured revolving credit facility from time to time for general corporate purposes, to fund potential acquisitions, to finance development and redevelopment expenditures and to potentially repay long-term debt.

The following table summarizes the balance and terms of our term loan facility as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(in thousands)
Outstanding borrowings	$150,000	$150,000
Interest rate (1)	1.58%	1.56%
Maturity date	July 2019
_______________

(1)	Our unsecured term loan facility interest rate was calculated based on an annual rate of LIBOR plus 1.40%.

Additionally, the Company has a $39.0 million unsecured term loan with an annual interest rate of LIBOR plus 1.40% that matures in July 2019.

Debt Covenants and Restrictions

The unsecured revolving credit facility, the unsecured term loan facility, the unsecured term loan, the unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a minimum fixed-charge coverage ratio, a minimum unsecured debt ratio and a minimum unencumbered asset pool debt service coverage ratio. Noncompliance with one or more of the covenants and restrictions could result in the full principal balance of the associated debt becoming immediately due and payable. We believe we were in compliance with all of our debt covenants as of March 31, 2015.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Debt Maturities

The following table summarizes the stated debt maturities and scheduled amortization payments, excluding debt discounts and premiums, as of March 31, 2015:

Year	(in thousands)
Remaining 2015	$366,630
2016	99,431
2017	71,748
2018	451,728
2019	395,369
Thereafter	1,041,644
Total (1)	$2,426,550
________________________

(1)	Includes gross principal balance of outstanding debt before impact of net unamortized premiums totaling approximately $3.5 million.

Capitalized Interest and Loan Fees

The following table sets forth gross interest expense reported in continuing operations, including debt discount/premium and loan cost amortization, net of capitalized interest, for the three months ended March 31, 2015 and 2014. The interest expense capitalized was recorded as a cost of development and redevelopment, and increased the carrying value of undeveloped land and construction in progress.

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Gross interest expense	$27,749	$28,034
Capitalized interest and loan fees	(10,871)	(10,782)
Interest expense	$16,878	$17,252

7.    Noncontrolling Interests on the Company’s Consolidated Financial Statements

Common Units of the Operating Partnership

The Company owned an approximate 98.0%, 98.0% and 97.9% common general partnership interest in the Operating Partnership as of March 31, 2015, December 31, 2014 and March 31, 2014, respectively. The remaining approximate 2.0%, 2.0% and 2.1% common limited partnership interest as of March 31, 2015, December 31, 2014 and March 31, 2014, respectively, was owned by non-affiliate investors and certain of our executive officers and directors in the form of noncontrolling common units. There were 1,793,170, 1,804,200 and 1,804,200 common units outstanding held by these investors, executive officers and directors as of March 31, 2015, December 31, 2014 and March 31, 2014, respectively.

The noncontrolling common units may be redeemed by unitholders for cash. Except under certain circumstances, we, at our option, may satisfy the cash redemption obligation with shares of the Company’s common stock on a one-for-one basis. If satisfied in cash, the value for each noncontrolling common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable redemption date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $137.9 million and $126.8 million as of March 31, 2015 and December 31, 2014, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each noncontrolling common unit in the event of our termination or liquidation. In the event of our termination or liquidation, it is expected in most cases that each common unit would be entitled to a liquidating distribution equal to the liquidating distribution payable in respect of each share of the Company’s common stock.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.    Stockholders’ Equity of the Company

At-The-Market Stock Offering Program

Under our current at-the-market stock offering program, which commenced in December 2014, we may offer and sell shares of our common stock having an aggregate gross sales price of up to $300.0 million from time to time in “at-the-market” offerings. Since commencement of the program through March 31, 2015, we have sold 1,648,893 shares of common stock having an aggregate gross sales price of $124.7 million. As of March 31, 2015, shares of common stock having an aggregate gross sales price of up to $175.3 million remain available to be sold under this program. Actual future sales will depend upon a variety of factors, including but not limited to market conditions, the trading price of the Company’s common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

The following table sets forth information regarding sales of our common stock under our at-the-market offering program for the three months ended March 31, 2015:

Three months ended March 31, 2015
(in millions, except share and per share data)
Shares of common stock sold during the three month period	1,507,393
Weighted average price per common share	$76.09
Aggregate gross proceeds	$114.7
Aggregate net proceeds after sales agent compensation	$113.2

9.    Partners’ Capital of the Operating Partnership

Common Units Outstanding

The following table sets forth the number of common units held by the Company and the number of common units held by non-affiliate investors and certain of our executive officers and directors in the form of noncontrolling common units as well as the ownership interest held on each respective date:

	March 31, 2015	December 31, 2014	March 31, 2014
Company owned common units in the Operating Partnership	88,031,377	86,259,684	82,218,332
Company owned general partnership interest	98.0%	98.0%	97.9%
Noncontrolling common units of the Operating Partnership	1,793,170	1,804,200	1,804,200
Ownership interest of noncontrolling interest	2.0%	2.0%	2.1%

For a further discussion of the noncontrolling common units as of March 31, 2015 and December 31, 2014, refer to Note 7.

10.    Share-Based Compensation

Stockholder Approved Equity Compensation Plans

As of March 31, 2015, we maintained one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan as amended (the “2006 Plan”). As of March 31, 2015, 494,405 shares were available for grant under the 2006 Plan. The calculation of shares available for grant includes a reserve for a sufficient number of shares to cover the vesting and payment of performance-based vesting awards at the target levels for either performance and/or market conditions with outstanding performance periods. At our Annual Meeting of Stockholders, currently scheduled to be held on May 21, 2015, stockholders will be asked to approve an amendment and restatement of the 2006 Plan, which includes an increase in the share limit by 1,200,000 shares so the new aggregate share limit for the 2006 Plan would be 8,320,000 shares.

2015 Share-Based Compensation Grants

On January 27, 2015, the Executive Compensation Committee of the Company’s Board of Directors awarded 212,468 restricted stock units (“RSUs”) to certain officers of the Company under the 2006 Plan, which included 127,657 RSUs, or 60%, that are

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

subject to market and performance-based vesting requirements (the “2015 Performance-Based RSUs”) and 84,811 RSUs, or 40%, that are subject to time-based vesting requirements (the “2015 Time-Based RSUs”).

2015 Performance-Based RSU Grant

The 2015 Performance-Based RSUs are scheduled to vest at the end of a three-year period based upon the achievement of pre-set FFO per share goals (the “performance condition”) for the year ending December 31, 2015 and also based upon the average annual relative total stockholder return targets (the “market condition”) for the three-year period ending December 31, 2017. The 2015 Performance-Based RSUs are also subject to a three-year service vesting provision and will cliff vest at the end of the three-year period. The number of 2015 Performance-Based RSUs ultimately earned, and therefore the compensation costs for these awards, could fluctuate from the 127,657 RSUs granted based upon the levels of achievement for both the FFO per share and relative stockholder return metrics. During the 2015 performance period, the estimate of the number of awards earned are evaluated quarterly based on our forecasted level of achievement of the FFO hurdle. Compensation expense for the 2015 Performance-Based RSU grant will be recorded on a straight-line basis over the three-year period.

Each 2015 Performance-Based RSU represents the right to receive one share of our common stock in the future. The total fair value of the 2015 Performance-Based RSU grant was $10.1 million at January 27, 2015 and was calculated using a Monte Carlo simulation pricing model based on the assumptions in the table below. The determination of the fair value of the 2015 Performance-Based RSU grant takes into consideration the likelihood of achievement of both the performance condition and the market condition discussed above. For the three months ended March 31, 2015, we recorded compensation expense based upon the $78.55 fair value at January 27, 2015. The following table summarizes the assumptions utilized in the Monte Carlo simulation pricing model:

Fair Value Assumptions
Fair value per share at January 27, 2015	$78.55
Expected share price volatility	20.00%
Risk-free interest rate	0.92%
Remaining expected life	2.9 years

The computation of expected volatility is based on a blend of the historical volatility of our shares of common stock over approximately six years, as that is expected to be most consistent with future volatility and equates to a time period twice as long as the approximate three-year remaining performance period of the RSUs and implied volatility data based on the observed pricing of six month publicly-traded options on our shares of common stock. The risk-free interest rate is based on the yield curve on zero-coupon U.S. Treasury STRIP securities in effect at January 27, 2015. The expected dividend yield is estimated by examining the average of the historical dividend yield levels over the remaining 2.9 year term of the RSUs and our current annualized dividend yield as of January 27, 2015. The expected life of the RSUs is equal to the remaining 2.9 year vesting period at January 27, 2015.

2015 Time-Based RSU Grant

The 2015 Time-Based RSUs are scheduled to vest in three equal installments beginning on January 5, 2016 through January 5, 2018. Compensation expense for the 2015 Time-Based RSUs will be recognized on a straight-line basis over the three-year service vesting period. Each 2015 Time-Based RSU represents the right to receive one share of our common stock in the future. The total fair value of the 2015 Time-Based RSU grant was $6.4 million, which was based on the $75.34 closing share price of the Company’s common stock on the NYSE on January 27, 2015.

Share-Based Award Activity

During the three months ended March 31, 2015, 237,000 non-qualified stock options were exercised and issued at an exercise price per share equal to $42.61. As of March 31, 2015, we had 765,000 stock options outstanding.

Share-Based Compensation Cost Recorded During the Period

The total compensation cost for all share-based compensation programs was $4.3 million and $2.9 million for the three months ended March 31, 2015 and 2014, respectively. Of the total share-based compensation costs, $0.7 million and $0.4 million was capitalized as part of real estate assets for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, there was approximately $42.5 million of total unrecognized compensation cost related to nonvested incentive awards granted

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

under share-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.5 years. The remaining compensation cost related to these nonvested incentive awards had been recognized in periods prior to March 31, 2015.

11.    Commitments and Contingencies

General

As of March 31, 2015, we had commitments of approximately $412.6 million, excluding our ground lease commitments, for contracts and executed leases directly related to our operating and redevelopment properties.

Environmental Matters

We follow the policy of monitoring all of our properties, both acquisition and existing stabilized portfolio properties, for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, we are not currently aware of any environmental liability with respect to our stabilized portfolio properties that would have a material adverse effect on our financial condition, results of operations and cash flow, or that we believe would require additional disclosure or the recording of a loss contingency.

As of March 31, 2015, we had accrued environmental remediation liabilities of approximately $16.1 million recorded on our consolidated balance sheets in connection with certain of our recent development acquisitions and related development activities. It is possible that we could incur additional environmental remediation costs in connection with these recent development acquisitions.  However, given we are in the very early stages of development, possible additional environmental costs are not reasonably estimable at this time.

12.    Fair Value Measurements and Disclosures

Assets and Liabilities Reported at Fair Value

The only assets we record at fair value on our consolidated financial statements are the marketable securities related to our Deferred Compensation Plan. The following table sets forth the fair value of our marketable securities as of March 31, 2015 and December 31, 2014:

	Fair Value (Level 1) (1)
	March 31, 2015	December 31, 2014
Description	(in thousands)
Marketable securities (2)	$13,337	$11,971
_______________

(1)	Based on quoted prices in active markets for identical securities.

(2)	The marketable securities are held in a limited rabbi trust.

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

The following table sets forth the net gain on marketable securities recorded during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Description	(in thousands)
Net gain on marketable securities	$388	$154

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our other financial instruments as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Liabilities
Secured debt (1)	$516,725	$525,495	$546,292	$559,483
Unsecured debt, net (2)	1,783,280	1,870,576	1,783,121	1,858,492
Unsecured line of credit (1)	130,000	130,032	140,000	145,051
_______________

(1)	Fair value calculated using Level II inputs, which are based on model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

(2)
Fair value calculated using Level I and Level II inputs. Level I inputs are based on quoted prices for identical instruments in active markets. The carrying value and fair value of the Level I instruments was $1,269.5 million and $1,335.2 million, respectively, as of March 31, 2015. The carrying value and fair value of the Level I instruments as of December 31, 2014, was $1,269.4 million and $1,322.2 million, respectively. The carrying value and fair value of the Level II instruments was $513.8 million and $535.4 million, respectively, as of March 31, 2015. The carrying value and fair value of the Level II instruments as of December 31, 2014, was $513.7 million and $536.3 million, respectively.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.    Net Income Available to Common Stockholders Per Share of the Company

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted per-share computations for net income available to common stockholders for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands, except share and per share amounts)
Numerator:
Income from continuing operations	$44,002	$10,874
Income from continuing operations attributable to noncontrolling common units of the Operating Partnership	(815)	(160)
Preferred dividends	(3,313)	(3,313)
Allocation to participating securities (1)	(415)	(427)
Numerator for basic and diluted income from continuing operations available to common stockholders	39,459	6,974
Income from discontinued operations (2)	—	91,058
Income from discontinued operations attributable to noncontrolling common units of the Operating Partnership (2)	—	(1,927)
Numerator for basic and diluted net income available to common stockholders	$39,459	$96,105
Denominator:
Basic weighted average vested shares outstanding	86,896,776	82,124,538
Effect of dilutive securities	537,590	2,015,532
Diluted weighted average vested shares and common share equivalents outstanding	87,434,366	84,140,070
Basic earnings per share:
Income from continuing operations available to common stockholders per share	$0.45	$0.08
Income from discontinued operations per common share (2)	0.00	1.09
Net income available to common stockholders per share	$0.45	$1.17
Diluted earnings per share:
Income from continuing operations available to common stockholders per share	$0.45	$0.08
Income from discontinued operations per common share (2)	0.00	1.06
Net income available to common stockholders per share	$0.45	$1.14
________________________

(1)	Participating securities include nonvested shares, certain time-based RSUs and vested market measure-based RSUs.

(2)
The Company adopted ASU 2014-08 effective January 1, 2015 (see Note 1). As a result, properties classified as held for sale and/or disposed of subsequent to January 1, 2015 that do not represent a strategic shift are no longer presented as discontinued operations.

The impact of the contingently issuable shares were considered in our diluted earnings per share calculation for the three months ended March 31, 2015 and 2014, because we reported income from continuing operations attributable to common stockholders in the respective periods and the effect was dilutive. As of March 31, 2015 contingently issuable shares consist of stock options and 182,610 market measure-based RSUs. As of March 31, 2014 contingently issuable shares consist of stock options and the impact of the Company's 4.25% Exchangeable Notes due November 2014 (the "4.25% Exchangeable Notes") prior to their maturity and settlement in November 2014. As of March 31, 2014 the 182,610 market measure-based RSUs were not included in dilutive securities since they were considered contingently issuable shares as not all the necessary performance conditions had been met. The 2015 Performance-Based RSUs and our other nonvested market measure-based RSUs are not included in dilutive securities as of March 31, 2015 and 2014 because they are not included until all the necessary performance conditions have been met.

See Note 10 “Share-Based Compensation” for additional information regarding the stock options and other share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.    Net Income Available to Common Unitholders Per Unit of the Operating Partnership

The following table reconciles the numerator and denominator in computing the Operating Partnership’s basic and diluted per-unit computations for net income available to common unitholders for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands, except unit and per unit amounts)
Numerator:
Income from continuing operations	$44,002	$10,874
Income from continuing operations attributable to noncontrolling interests in consolidated subsidiaries	(75)	(65)
Preferred distributions	(3,313)	(3,313)
Allocation to participating securities (1)	(415)	(427)
Numerator for basic and diluted income from continuing operations available to common unitholders	40,199	7,069
Income from discontinued operations (2)	—	91,058
Numerator for basic and diluted net income available to common unitholders	$40,199	$98,127
Denominator:
Basic weighted average vested units outstanding	88,693,306	83,928,993
Effect of dilutive securities	537,590	2,015,532
Diluted weighted average vested units and common unit equivalents outstanding	89,230,896	85,944,525
Basic earnings per unit:
Income from continuing operations available to common unitholders per unit	$0.45	$0.08
Income from discontinued operations per common unit (2)	0.00	1.09
Net income available to common unitholders per unit	$0.45	$1.17
Diluted earnings per unit:
Income from continuing operations available to common unitholders per unit	$0.45	$0.08
Income from discontinued operations per common unit (2)	0.00	1.06
Net income available to common unitholders per unit	$0.45	$1.14
________________________

(1)	Participating securities include nonvested shares, certain time-based RSUs and vested market measure-based RSUs.

(2)
The Company adopted ASU 2014-08 effective January 1, 2015 (see Note 1). As a result, properties classified as held for sale and/or disposed of subsequent to January 1, 2015 that do not represent a strategic shift are no longer presented as discontinued operations.

The impact of the contingently issuable units were considered in our diluted earnings per unit calculation for the three months ended March 31, 2015 and 2014 because the Operating Partnership reported income from continuing operations attributable to common unitholders in the respective periods and the effect was dilutive. As of March 31, 2015 contingently issuable shares consist of stock options and 182,610 market measure-based RSUs. As of March 31, 2014 contingently issuable shares consist of stock options and the impact of the 4.25% Exchangeable Notes prior to their maturity and settlement in November 2014. As of March 31, 2014 the 182,610 market measure-based RSUs were not included in dilutive securities since they were considered contingently issuable shares as not all the necessary performance conditions had been met. The 2015 Performance-Based RSUs and our other nonvested market measure-based RSUs are not included in dilutive securities as of March 31, 2015 and 2014 because they are not included until all the necessary performance conditions have been met.

See Note 10 “Share-Based Compensation” for additional information regarding the stock options and other share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.    Subsequent Events

On April 15, 2015, aggregate dividends, distributions and dividend equivalents of $31.9 million were paid to common stockholders and common unitholders of record on March 31, 2015 and RSU holders of record on the payment date.

At March 31, 2015, the Company had a portfolio of nine properties located in San Diego, California that were classified as held for sale. The properties are being sold in two tranches. The Company completed the sale of the first tranche for gross proceeds of $95.0 million on April 15, 2015 (see Note 3).

At March 31, 2015, the Company had an office property located in Redmond, Washington that was classified as held for sale. On April 28, 2015, the Company completed the sale of this property for gross proceeds of $51.2 million (see Note 3).

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

Forward-Looking Statements

Statements contained in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Forward-looking statements include, among other things, statements or information concerning projected future occupancy and rental rates, lease expirations, debt maturity, potential investments, strategies such as capital recycling, development and redevelopment activity, projected construction costs, dispositions, future incentive compensation, pending, potential or proposed acquisitions and other forward-looking financial data, as well as the discussion below under the captions “—Factors That May Influence Future Results of Operations,” “—Liquidity and Capital Resource of the Company,” and “—Liquidity and Capital Resources of the Operating Partnership.” Forward-looking statements can be identified by the use of words such as “believes,” “expects,” “projects,” “may,” “will,” “should,” “targets,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” and the negative of these words and phrases and similar expressions that do not relate to historical matters. Forward-looking statements are based on our current expectations, beliefs and assumptions, and are not guarantees of future performance. Forward-looking statements are inherently subject to uncertainties, risks, changes in circumstances, trends and factors that are difficult to predict, many of which are outside of our control. Accordingly, actual performance, results and events may vary materially from those indicated in the forward-looking statements, and you should not rely on the forward-looking statements as predictions of future performance, results or events. Numerous factors could cause actual future performance, results and events to differ materially from those indicated in forward-looking statements. For a discussion of those risk factors, see the discussion below as well as “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s and the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2014 and their respective other filings with the SEC. All forward-looking statements are based on information that was available and speak only as of the date on which they are made. We assume no obligation to update any forward-looking statement that becomes untrue because of subsequent events, new information or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under Federal securities laws.

Overview and Background

We are a self-administered REIT active in premier office submarkets along the West Coast. We own, develop, acquire and manage real estate assets, consisting primarily of Class A properties in the coastal regions of Los Angeles, Orange County, San Diego County, the San Francisco Bay Area and greater Seattle, which we believe have strategic advantages and strong barriers to entry. We own our interests in all of our properties through the Operating Partnership and the Finance Partnership and generally conduct substantially all of our operations through the Operating Partnership. We owned an approximate 98.0%, 98.0% and 97.9% general partnership interest in the Operating Partnership as of March 31, 2015, December 31, 2014 and March 31, 2014, respectively. All of our properties are held in fee except for the eleven office buildings that are held subject to long-term ground leases for the land.

Factors That May Influence Future Results of Operations

In-Process and Future Development Pipeline. We believe that a significant portion of our long-term future growth will come from the completion of our under construction and in-process development projects as well as executing on our future development pipeline, including expanding entitlements, subject to market conditions. Over the past two years, we increased our focus on development opportunities and expanded our future development pipeline through targeted acquisitions of development opportunities on the West Coast.

We have a proactive planning process by which we continually evaluate the size, timing, costs and scope of our development program and, as necessary, scale activity to reflect the economic conditions and the real estate fundamentals that exist in our submarkets. We expect to execute on our development program with prudence and will be pursuing opportunities with attractive economic returns in strategic locations with proximity to public transportation or transportation access and retail amenities and in markets with strong fundamentals and visible demand. We plan to develop in phases as appropriate and we strongly favor starting projects that are pre-leased.

As of March 31, 2015, our in-process development pipeline consisted of the following six projects under construction, which was 85% pre-leased at March 31, 2015.

•
350 Mission Street, SOMA, San Francisco, California, which we acquired in October 2012. This development project, which is 100% pre-leased to salesforce.com, Inc., has a total estimated investment of approximately $280 million and will encompass approximately 450,000 rentable square feet upon completion. The property is expected to be LEED platinum certified, the first ground up high-rise development property in the city expected to receive this designation. Construction is currently in process and is expected to be completed towards the end of 2015, and the tenant is currently expected to occupy in phases.

•
333 Brannan Street, SOMA, San Francisco, California, which we acquired in July 2012. This development project is 100% pre-leased to Dropbox, has a total estimated investment of approximately $105 million and will encompass 185,000 rentable square feet upon completion. The property is expected to be LEED platinum certified and construction is currently in process and is expected to be completed at the end of the fourth quarter in 2015.

•
Crossing/900, Redwood City, California, which we acquired in June 2013 with a local partner. This development project is 100% pre-leased to Box, Inc., has a total estimated investment of approximately $190 million and will encompass approximately 339,000 rentable square feet upon completion. Construction is currently in process and the first of two office buildings will be delivered early in the fourth quarter of 2015.

•
Columbia Square, Hollywood, California, which we acquired in September 2012. This development project is comprised of two phases, historical and new office and residential, and is located in the heart of Hollywood, California, two blocks from the corner of Sunset Boulevard and Vine Street. During 2013, we commenced development on both phases comprising approximately 685,000 rentable square feet. The two office components comprising 480,000 square feet have an estimated investment of approximately $300 million and are expected to be completed in phases between the second quarter of 2015 and the first quarter of 2016, and the project is expected to be stabilized in phases between the second quarter of 2015 and the first quarter of 2017.

The second phase, the residential component of the project, which will encompass approximately 205,000 square feet upon completion, will be a mix of high-end long-term rentals and extended stay apartment homes and has an estimated investment of approximately $140 million. It will be the first luxury extended stay property to be located in the heart of Hollywood. Construction of this project is currently expected to be completed in the first quarter of 2016 and the project is expected to be stabilized in phases through the first quarter of 2017.

•
The Heights at Del Mar, Del Mar, California, which we acquired in September 2013. The project is a 73,000 square foot office project and has a total estimated investment of approximately $45 million. Construction on this project is currently in process and is expected to be completed in the fourth quarter of 2015.

In addition, as of March 31, 2015, we had additional undeveloped land holdings, located in various submarkets in San Diego County, San Francisco Bay Area, Greater Seattle and Los Angeles with an aggregate cost basis of approximately $598.0 million at which we believe we could develop more than 3.0 million rentable square feet, depending on successful obtainment of entitlements and market conditions. In the future, we may also enter into agreements to acquire other development or redevelopment opportunities, either as wholly owned properties or through joint ventures, and those agreements typically will be subject to the satisfaction of closing conditions.

Increase in our development activities could continue to cause an increase in the average development asset balances qualifying for interest and other carry cost capitalization in future periods. For the three months ended March 31, 2015 and 2014, we capitalized $10.9 million and $10.8 million, respectively, of interest to our qualifying development projects. For the three months ended March 31, 2015 and 2014, we capitalized $3.5 million and $2.6 million, respectively, of internal costs to our qualifying redevelopment and development projects.

Development Acquisitions. During the three months ended March 31, 2015, we acquired one future development opportunity in Greater Seattle for a purchase price of $49.5 million. During 2014, we acquired five office buildings in two transactions for an aggregate purchase price of approximately $206.6 million and three undeveloped land sites, including two adjacent land sites, in three transactions with an aggregate purchase price of approximately $166.0 million. We generally finance our acquisitions through proceeds from the issuance of debt and equity securities, borrowings under our unsecured revolving credit facility, proceeds from our capital recycling program, the assumption of existing debt and cash flows from operations.

As a key component of our growth strategy, we continue to evaluate value-add acquisition opportunities (including undeveloped land, development opportunities and operating properties). As a result, at any point in time we may have one or more potential acquisitions under consideration that are in varying stages of evaluation, negotiation or due diligence review, which may include potential acquisitions under contract. We remain a disciplined buyer of development opportunities and operating properties and continue to focus on value-add opportunities in West Coast markets populated by knowledge and creative based tenants in a variety of industries, including technology, media, healthcare, entertainment and professional services. We cannot provide assurance that we will complete additional future acquisitions. In the future, we may enter into agreements to acquire additional properties or undeveloped land, either as wholly owned properties or through joint ventures, and those agreements typically will be subject to the satisfaction of closing conditions. We cannot provide assurance that we will enter into any agreements to acquire properties, or undeveloped land, or that the potential acquisitions contemplated by any agreements we may enter into in the future will be completed.

Costs associated with acquisitions accounted for as business combinations are expensed as incurred, and we may be unable to complete an acquisition after making a nonrefundable deposit or incurring acquisition-related costs. In addition, acquisitions are subject to various other risks and uncertainties. We expect that during the remainder of 2015 we will continue to pursue value-add property and undeveloped land acquisitions that we expect to either add immediate Net Operating Income to our portfolio or play a strategic role in our future growth.

Capital Recycling Program. We continuously evaluate opportunities for the potential disposition of properties and undeveloped land in our portfolio. See the “Liquidity and Capital Resources of the Operating Partnership – Liquidity Sources” section for further information regarding our capital recycling strategy.

In connection with our capital recycling strategy, during the three months ended March 31, 2015, we completed the sale of one land parcel in Irvine, California to an unaffiliated third party for gross sales proceeds of $26.0 million. This land parcel was classified as held for sale as of December 31, 2014. In addition, as of March 31, 2015, we classified ten properties as held for sale that are located in Redmond, Washington and in San Diego, California. Four of these properties were sold in April 2015 and the remaining six properties are expected to be sold in the second quarter of 2015 for aggregate total gross proceeds of approximately $309.2 million. During 2014, we completed the sale of 17 properties and one undeveloped land parcel to unaffiliated third parties in six separate transactions for gross sales proceeds totaling approximately $432.6 million.

The timing of any potential future disposition transactions will depend on market conditions and other factors, including but not limited to, our capital needs and our ability to defer some or all of the taxable gains on the sales. We cannot assure you that we will dispose of any additional properties or that any acquisitions and/or dispositions will qualify as Section 1031 Exchanges. See the “Liquidity and Capital Resources of the Operating Partnership – Liquidity Sources” section for further information.

Leasing Activity and Changes in Rental Rates. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following tables set forth certain information regarding leasing activity for our stabilized portfolio during the three months ended March 31, 2015.

Information on Leases Commenced and Executed

For Leases Commenced

	1st & 2nd Generation (1)				2nd Generation (1)
	Number of Leases (2)		Rentable Square Feet (2)		TI/LC per Sq. Ft. (3)	Changes in Rents (4)(5)	Changes in Cash Rents (6)	Retention Rates (7)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Three Months Ended March 31, 2015	16	20	254,166	182,293	$38.09	19.9%	10.6%	57.8%	72

For Leases Executed (8)

	1st & 2nd Generation (1)				2nd Generation (1)
	Number of Leases (2)		Rentable Square Feet (2)		TI/LC per Sq. Ft. (3)	Changes in Rents (4)(5)	Changes in Cash Rents (6)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Three Months Ended March 31, 2015	22	20	215,232	186,942	$40.65	26.7%	18.5%	61
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

(5)
Excludes commenced and executed leases of approximately 122,538 square feet for the three months ended March 31, 2015 and 41,465 rentable square feet for the three months ended March 31, 2015, for which the space was vacant longer than one year or being leased for the first time. Space vacant for more than one year is excluded from our change in rents calculations to provide a meaningful market comparison.

(6)
Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. Excludes leases for which the space was vacant longer than one year or vacant when the property was acquired.

(7)	Calculated as the percentage of space either renewed or expanded into by existing tenants or subtenants at lease expiration.

(8)	For the three months ended March 31, 2015, 16 new leases totaling 152,489 rentable square feet were signed but not commenced as of March 31, 2015.

As of March 31, 2015, we believe that the weighted average cash rental rates for our stabilized portfolio, including recently acquired operating properties, are approximately 10% under the current average market rental rates, although individual properties within any particular submarket presently may be leased either above, below, or at the current market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our portfolio.

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

Scheduled Lease Expirations. The following table sets forth certain information regarding our lease expirations for our stabilized portfolio for the remainder of 2015 and the next five years.

Lease Expirations (1)

Year of Lease Expiration	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (2)	% of Total Annualized Base Rent (2)	Annualized Base Rent per Sq. Ft. (2)
				(in thousands)
Remainder of 2015	81	866,580	7.1%	$27,479	6.0%	$31.71
2016	88	816,586	6.7%	24,978	5.5%	30.59
2017	108	1,783,139	14.6%	60,639	13.3%	34.01
2018	68	1,337,276	10.8%	53,752	11.7%	40.20
2019	81	1,487,170	12.0%	54,077	11.8%	36.36
2020	74	1,778,318	14.5%	64,444	14.1%	36.24
Total	500	8,069,069	65.7%	$285,369	62.4%	$35.37
________________________

(1)
The information presented for all lease expiration activity reflects leasing activity through March 31, 2015 for our stabilized portfolio. For leases that have been renewed early or space that has been re-leased to a new tenant, the expiration date and annualized base rent information presented takes into consideration the renewed or re-leased lease terms. Excludes space leased under month-to-month leases, intercompany leases, vacant space and lease renewal options not executed as of March 31, 2015.

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

In addition to the 0.5 million rentable square feet, or 3.9%, of currently available space in our stabilized portfolio, leases representing approximately 7.1% and 6.7% of the occupied square footage of our stabilized portfolio are scheduled to expire during 2015 and 2016, respectively. The leases scheduled to expire during the remainder of 2015 and in 2016 represent approximately 1.7 million rentable square feet or 11.5% of our total annualized base rental revenue. We believe that the weighted average cash rental rates are approximately 10% under the current average market rental rates for leases scheduled to expire during the remainder of 2015 and in 2016, although individual properties within any particular submarket presently may be leased either above, below, or at the current quoted market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our overall portfolio. Our ability to re-lease available space depends upon both general market conditions and the market conditions in the specific regions in which individual properties are located.

Incentive Compensation. Our Executive Compensation Committee determines compensation, including cash bonuses and equity incentives, for our executive officers. For 2015, the annual cash bonus program was structured to allow the Executive Compensation Committee to evaluate a variety of key quantitative and qualitative metrics at the end of the year and make a determination based on the Company’s and management’s overall performance. Our Executive Compensation Committee also grants equity incentive awards from time to time that include performance-based or market-measure based vesting requirements and/or time-based vesting requirements. As a result, accrued incentive compensation and compensation expense for future awards may be affected by our operating and development performance, financial results, stock price, performance against applicable performance-based vesting goals, market conditions and other factors. Consequently, we cannot predict the amounts that will be recorded in future periods related to such incentive compensation.

As of March 31, 2015, there was approximately $42.5 million of total unrecognized compensation cost related to outstanding nonvested shares of restricted common stock, RSUs and stock options issued under share-based compensation arrangements. Those costs are expected to be recognized over a weighted-average period of 2.5 years. The $42.5 million of unrecognized compensation cost does not reflect the future compensation cost for any potential share-based awards that may be issued. Share-based compensation expense for potential future awards could be affected by our operating and development performance, financial results, stock price, performance against applicable performance-based vesting goals, market conditions and other factors.

Stabilized Portfolio Information

As of March 31, 2015, our stabilized portfolio was comprised of 101 office properties encompassing an aggregate of approximately 13.0 million rentable square feet. Our stabilized portfolio includes all of our properties with the exception of development and redevelopment properties currently under construction or committed for construction, “lease-up” properties, real estate assets held for sale and undeveloped land. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We had no redevelopment properties as of March 31, 2015. We define lease-up properties as properties we recently developed or redeveloped that have not yet reached 95% occupancy and are within one year following cessation of major construction activities. There were no operating properties in “lease-up” as of March 31, 2015. Our stabilized portfolio also excludes our future development pipeline, which is comprised of ten potential development sites, representing approximately 106 gross acres of undeveloped land on which we believe we have the potential to develop over 3.0 million square feet of office space, depending upon economic conditions.

As of March 31, 2015, the following properties were excluded from our stabilized portfolio:

	Number of Properties/Projects	Estimated Rentable Square Feet
Properties held for sale (1)	10	1,044,844
Development projects under construction (2)	6	1,732,000
_______________

(1)	Includes one property located in Redmond, Washington and nine properties located in the Sorrento Mesa/UTC submarkets of San Diego, California. For additional information see Note 3.

(2)	Estimated rentable square feet upon completion.

The following table reconciles the changes in the rentable square feet in our stabilized portfolio of operating properties from March 31, 2014 to March 31, 2015:

	Number of Buildings	Rentable Square Feet
Total as of March 31, 2014	107	13,305,145
Acquisitions (1)	4	266,982
Completed development projects placed in-service	5	928,342
Dispositions and properties held for sale	(15)	(1,467,128)
Remeasurement	—	14,379
Total as of March 31, 2015	101	13,047,720
________________________

(1)	Excludes redevelopment and development property acquisitions.

Occupancy Information

The following table sets forth certain information regarding our stabilized portfolio:

Stabilized Portfolio Occupancy

Region	Number of Buildings	Rentable Square Feet	Occupancy at (1)
			3/31/2015	12/31/2014	9/30/2014
Los Angeles and Ventura Counties	27	3,505,514	94.3%	92.8%	92.7%
Orange County	1	271,556	96.0%	98.7%	97.8%
San Diego	37	3,317,350	95.8%	90.9%	90.8%
San Francisco Bay Area	24	3,887,161	97.3%	97.3%	98.8%
Greater Seattle	12	2,066,139	97.5%	98.1%	95.2%
Total Stabilized Portfolio	101	13,047,720	96.1%	94.4%	94.1%

	Average Occupancy
	Three Months Ended March 31,
	2015	2014
Stabilized Portfolio(1)	95.4%	93.1%
Same Store Portfolio(2)	95.5%	94.6%
__________________________________

(1)	Occupancy percentages reported are based on our stabilized office portfolio as of the end of the period presented, and excludes occupancy percentages of properties held for sale.

(2)
Occupancy percentages reported are based on office properties owned and stabilized as of January 1, 2014 and still owned and stabilized as of March 31, 2015, and excludes occupancy percentages of properties held for sale at March 31, 2015. See discussion under “Results of Operations” for additional information.

Current Regional Information

The West Coast real estate markets in which we operate continue to strengthen, driven by improving economic conditions, net positive job growth and rising business confidence and expansion, especially among the region's technology, social media, entertainment, life science and communication industries.

San Francisco Bay Area. In the first quarter of 2015, the San Francisco Bay Area market continued to outperform most U.S. real estate markets and continues to be led by the strength in the technology sector. Rental growth remains strong as supply of large blocks of space remains limited. As of March 31, 2015, our San Francisco Bay Area stabilized portfolio of 3.9 million rentable square feet was 97.3% occupied with approximately 105,000 available rentable square feet, compared to 97.3% occupied with approximately 104,000 available rentable square feet as of December 31, 2014. As of March 31, 2015, we were 99.2% leased in the San Francisco Bay Area.

As of March 31, 2015, leases representing an aggregate of approximately 162,000 and 118,000 rentable square feet are scheduled to expire during the remainder of 2015 and in 2016, respectively, in this region. The aggregate rentable square feet under leases scheduled to expire during the remainder of 2015 and in 2016 represents approximately 2.3% of our occupied rentable square feet and 2.6% of our annualized base rental revenues in our total stabilized portfolio as of March 31, 2015.

Greater Seattle. During the first quarter of 2015, Greater Seattle experienced strong leasing activity. As of March 31, 2015, our greater Seattle stabilized portfolio of 2.1 million rentable square feet was 97.5% occupied with approximately 51,000 available rentable square feet, compared to 98.1% occupied with approximately 43,000 available rentable square feet as of December 31, 2014. As of March 31, 2015, we were 98.4% leased in the Greater Seattle Area.

As of March 31, 2015, leases representing an aggregate of approximately 171,000 and 98,000 rentable square feet are scheduled to expire during the remainder of 2015 and in 2016, respectively, in this region. The aggregate rentable square feet under leases scheduled to expire during the remainder of 2015 and in 2016 represents approximately 2.2% of our occupied rentable square feet and 1.5% of our annualized base rental revenues in our total stabilized portfolio as of March 31, 2015.

San Diego County. San Diego continued to show signs of growth during the first quarter of 2015 driven by the diversification of its economy, including scientific research and development, tourism, defense and professional services. Our San Diego County stabilized portfolio of 3.3 million rentable square feet was 95.8% occupied with approximately 138,000 available rentable square feet as of March 31, 2015 compared to 90.9% occupied with approximately 386,000 available rentable square feet as of December 31, 2014. The increase in occupancy is primarily due to the exclusion of the held for sale properties from our stabilized portfolio at March 31, 2015. As of March 31, 2015, we were 96.8% leased in San Diego County.

As of March 31, 2015, leases representing an aggregate of approximately 279,000 and 292,000 rentable square feet are scheduled to expire during the remainder of 2015 and in 2016, respectively, in this region. The aggregate rentable square feet under leases scheduled to expire during the remainder of 2015 and in 2016 represents approximately 4.7% of our occupied rentable square feet and 3.3% of our annualized base rental revenues in our total stabilized portfolio as of March 31, 2015.

Los Angeles and Ventura Counties. During the first quarter of 2015, the Los Angeles market continued to strengthen driven by the creative industries of technology and entertainment, which are seeing the largest rental increases. Our Los Angeles and Ventura Counties stabilized portfolio of 3.5 million rentable square feet was 94.3% occupied with approximately 200,000 available rentable square feet as of March 31, 2015 compared to 92.8% occupied with approximately 252,000 available rentable square feet as of December 31, 2014. The increase in occupancy is primarily due to the commencement of one new lease encompassing 77,000 square feet. Across our Los Angeles portfolio, as of March 31, 2015, we were 95.4% leased.

As of March 31, 2015, leases representing an aggregate of approximately 236,000 and 282,000 rentable square feet are scheduled to expire during the remainder of 2015 and in 2016, respectively, in this region. The aggregate rentable square feet under the leases scheduled to expire in this region during the remainder of 2015 and in 2016 represents approximately 4.3% of our occupied rentable square feet and 3.8% of our annualized base rental revenues in our total stabilized portfolio as of March 31, 2015.

Results of Operations

Net Operating Income

Management internally evaluates the operating performance and financial results of our stabilized portfolio based on Net Operating Income from continuing operations. We define “Net Operating Income” as operating revenues (rental income, tenant reimbursements, and other property income) less operating expenses (property expenses, real estate taxes, provision for bad debts, and ground leases). As a result of the Company’s adoption of the new discontinued operations accounting guidance (see Note 1 to our consolidated financial statements included in this report for additional information), for the quarter ended March 31, 2015 Net Operating Income from continuing operations includes the Net Operating Income for the ten properties held for sale at March 31, 2015. For the quarter ended March 31, 2014, Net Operating income from continuing operations does not include the Net Operating Income for properties held for sale or disposed of in prior years because properties classified as held for sale and/or disposed of prior to January 1, 2015 will continue to be presented in discontinued operations for prior periods presented.

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

Management further evaluates Net Operating Income by evaluating the performance from the following property groups:

•
Same Store Properties – which includes the results of all of the office properties that were owned and included in our stabilized portfolio for two comparable reporting periods, i.e., owned and included in our stabilized portfolio as of January 1, 2014 and still owned and included in the stabilized portfolio as of March 31, 2015;

•	Stabilized Development and Redevelopment Properties – which includes the results generated by the following:

◦	One development project comprising three office buildings that was completed and stabilized in the third quarter of 2014;

◦	One development project consisting of two office buildings that was completed and stabilized in the fourth quarter of 2014;

◦	One redevelopment property that was stabilized in 2014 following its one year lease-up period; and

•	Acquisition Properties – which includes the results, from the dates of acquisition through the periods presented, for the five office buildings we acquired during 2014;

•
Held for Sale, Disposition and Other Properties – which includes the results for both periods presented of ten properties held for sale at March 31, 2015 and expenses for certain of our in-process and future development projects.

The following table sets forth certain information regarding the property groups within our stabilized portfolio as of March 31, 2015:

Group	# of Buildings	Rentable Square Feet
Same Store Properties	90	11,281,795
Stabilized Development and Redevelopment Properties	6	1,358,338
Acquisition Properties	5	407,587
Total Stabilized Portfolio (1)	101	13,047,720
_______________

(1)	The stabilized portfolio excludes ten properties held for sale that encompass 1,044,844 rentable square feet at March 31, 2015.

Comparison of the Three Months Ended March 31, 2015 to the Three Months Ended March 31, 2014

The following table summarizes our Net Operating Income from continuing operations, as defined, for our total portfolio for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2015	2014
	($ in thousands)
Reconciliation to Net Income:
Net Operating Income, as defined	$107,635	$87,524	$20,111	23.0%
Unallocated (expense) income:
General and administrative expenses	(12,768)	(10,811)	(1,957)	18.1
Acquisition-related expenses	(128)	(228)	100	(43.9)
Depreciation and amortization	(51,487)	(48,536)	(2,951)	6.1
Interest income and other net investment gains	360	177	183	103.4
Interest expense	(16,878)	(17,252)	374	(2.2)
Gain on sale of land	17,268	—	17,268	100.0
Income from continuing operations	44,002	10,874	33,128	304.7
Income from discontinued operations (1)	—	91,058	(91,058)	(100.0)
Net income	$44,002	$101,932	$(57,930)	(56.8)%
________________________

(1)
The Company adopted ASU 2014-08 effective January 1, 2015 (see Note 1 to our consolidated financial statements included in this report for additional information). As a result, results of operations for properties classified as held for sale and/or disposed of subsequent to January 1, 2015 are presented in continuing operations. Prior to January 1, 2015, properties classified as held for sale and/or disposed of are presented in discontinued operations.

The following tables summarize the Net Operating Income, as defined, for our total portfolio for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015					2014
	Same Store	Stabilized Develop-ment & Redevel-opment	Acquisition Properties	2015 Held for Sale, Disposit-ions & Other	Total	Same Store	Stabilized Develop-ment & Redevel-opment	Acquisition Properties	2015 Held for Sale, Disposit-ions & Other	Total
	(in thousands)					(in thousands)
Operating revenues:
Rental income	$105,382	$16,551	$3,899	$5,100	$130,932	$100,139	$4,350	$407	$5,202	$110,098
Tenant reimbursements	10,942	2,090	484	909	14,425	10,615	192	22	690	11,519
Other property income	725	—	—	—	725	2,135	5	—	1	2,141
Total	117,049	18,641	4,383	6,009	146,082	112,889	4,547	429	5,893	123,758
Property and related expenses:
Property expenses	22,078	1,392	248	996	24,714	23,069	647	3	764	24,483
Real estate taxes	9,646	1,951	321	797	12,715	9,718	479	9	783	10,989
Provision for bad debts	218	1	—	23	242	—	—	—	—	—
Ground leases	776	—	—	—	776	762	—	—	—	762
Total	32,718	3,344	569	1,816	38,447	33,549	1,126	12	1,547	36,234
Net Operating Income, as defined	$84,331	$15,297	$3,814	$4,193	$107,635	$79,340	$3,421	$417	$4,346	$87,524

	Three Months Ended March 31, 2015 as compared to the Three Months Ended March 31, 2014
	Same Store		Stabilized Development & Redevelopment		Acquisition Properties		2015 Held for Sale, Dispositions & Other		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income	$5,243	5.2%	$12,201	280.5%	$3,492	858.0%	$(102)	(2.0)%	$20,834	18.9%
Tenant reimbursements	327	3.1	1,898	988.5	462	2,100.0	219	31.7	2,906	25.2
Other property income	(1,410)	(66.0)	(5)	(100.0)	—	—	(1)	(100.0)	(1,416)	(66.1)
Total	4,160	3.7	14,094	310.0	3,954	921.7	116	2.0	22,324	18.0
Property and related expenses:
Property expenses	(991)	(4.3)	745	115.1	245	8,166.7	232	30.4	231	0.9
Real estate taxes	(72)	(0.7)	1,472	307.3	312	3,466.7	14	1.8	1,726	15.7
Provision for bad debts	218	100.0	1	100.0	—	—	23	100.0	242	100.0
Ground leases	14	1.8	—	—	—	—	—	—	14	1.8
Total	(831)	(2.5)	2,218	197.0	557	4,641.7	269	17.4	2,213	6.1
Net Operating Income, as defined	$4,991	6.3%	$11,876	347.1%	$3,397	814.6%	$(153)	(3.5)%	$20,111	23.0%

Net Operating Income increased $20.1 million, or 23.0%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily resulting from:

•	An increase of $5.0 million attributable to the Same Store Properties primarily resulting from:

•
An increase in rental income of $5.2 million, of which $3.4 million is due to new leases at higher rates primarily in the San Francisco Bay Area and Greater Seattle regions and $1.4 million is due to an increase in occupancy primarily in the Los Angeles and San Diego regions;

•	An increase in tenant reimbursements of $0.3 million primarily due to an increase in recurring property operating expenses;

•
A partially offsetting decrease in other property income of $1.4 million primarily due to $1.8 million of lease termination fees recognized mainly from one tenant during the three months ended March 31, 2014 as compared with $0.4 million of other property income during the three months ended March 31, 2015;

•	A decrease in property and related expenses of $0.8 million primarily resulting from a decrease of $1.0 million in property expenses due to the following:

◦	$1.0 million decrease in non-recurring legal fees;

◦	$0.6 million insurance reimbursement received in 2015, offset by;

◦	$0.6 million increase to contract services, repairs and maintenance, and various other reimbursable expenses;

•
An increase of $11.9 million attributable to the Stabilized Development and Redevelopment Properties primarily attributable to the properties completed and/or stabilized in September and October of 2014; and

•	An increase of $3.4 million attributable to the Acquisition Properties.

Other Expenses and Income

General and Administrative Expenses

General and administrative expenses increased by approximately $2.0 million, or 18.1%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase was primarily attributable to an increase in payroll and administrative costs due to increased headcount related to the growth of the Company and an increase in share-based compensation costs as a result of the change in amortization method associated with our 2014 and 2015 share-based compensation grants.

Depreciation and Amortization

Depreciation and amortization increased by approximately $3.0 million, or 6.1%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily related to increases in the Stabilized Development and Redevelopment Properties of $3.4 million and the Acquisition Properties of $1.4 million, partially offset by a decrease in the Same Store Properties of $1.6 million.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts/premiums and loan cost amortization, net of capitalized interest, including capitalized debt discounts/premiums and loan cost amortization for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014	Dollar Change	Percentage Change
	(in thousands)
Gross interest expense	$27,749	$28,034	$(285)	(1.0)%
Capitalized interest and loan fees	(10,871)	(10,782)	(89)	0.8%
Interest expense	$16,878	$17,252	$(374)	(2.2)%

Liquidity and Capital Resources of the Company

In this “Liquidity and Capital Resources of the Company” section, the term the “Company” refers only to Kilroy Realty Corporation on an unconsolidated basis and excludes the Operating Partnership and all other subsidiaries.

The Company’s business is operated primarily through the Operating Partnership. Distributions from the Operating Partnership are the Company’s primary source of capital. The Company believes the Operating Partnership’s sources of working capital, specifically its cash flow from operations and borrowings available under its unsecured revolving credit facility, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its preferred and common stockholders for the next twelve months. Cash flows from operating activities generated by the Operating Partnership for the three months ended March 31, 2015 were sufficient to cover the Company’s payment of cash dividends to its stockholders. However, there can be no assurance that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distributions to the Company. The unavailability of capital could adversely affect the Operating Partnership’s ability to make distributions to the Company, which would in turn, adversely affect the Company’s ability to pay cash dividends to its stockholders.

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

The Company intends to continue to make, but has not committed to make, regular quarterly cash distributions to common stockholders, and through the Operating Partnership, common unitholders from the Operating Partnership's cash flow from operating activities. All such distributions are at the discretion of the board of directors. The Company has historically distributed amounts in excess of its taxable income resulting in a return of capital to its stockholders and the Company currently believes it has the ability to maintain distributions at the 2015 levels to meet the REIT distribution requirements for 2015, before the impact of gains on real estate asset dispositions. However, there can be no assurance that the Company will have the ability to do so. In addition, to the extent that the Company cannot successfully complete Section 1031 Exchanges or enter into Section 1031 Exchanges to defer some or all of the taxable gains related to completed or future property dispositions, the Company may elect to distribute a special dividend to avoid having to pay income taxes on such gains. The Company considers market factors and its performance in addition to REIT requirements in determining its distribution levels. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with the Company’s intention to maintain its qualification as a REIT. Such investments may include, for example, obligations of the Government National Mortgage Association, other governmental agency securities, certificates of deposit and interest-bearing bank deposits.

On February 24, 2015, the Board of Directors declared a regular quarterly cash dividend of $0.35 per share of common stock payable on April 15, 2015 to stockholders of record on March 31, 2015 and caused a $0.35 per Operating Partnership unit cash distribution to be paid in respect of the Operating Partnership’s common limited partnership interests, including those owned by the Company. The total cash quarterly dividends and distributions paid on April 15, 2015 was $31.4 million.

On February 24, 2015, the Board of Directors declared a dividend of $0.42969 per share on the Series G Preferred Stock and $0.39844 per share on the Series H Preferred Stock for the period commencing on and including February 16, 2015 and ending on and including May 14, 2015. The dividend will be payable on May 15, 2015 to Series G Preferred and Series H Preferred stockholders of record on April 30, 2015. The quarterly dividends payable on May 15, 2015 to Series G and Series H Preferred stockholders is expected to total $3.3 million.

Debt Covenants

The covenants contained within the unsecured revolving credit facility, unsecured term loan facility and unsecured term loan generally prohibit the Company from paying dividends in excess of 95% of FFO.

Capitalization

As of March 31, 2015, our total debt as a percentage of total market capitalization was 25.6% and our total debt and liquidation value of our preferred equity as a percentage of total market capitalization was 27.8%, which was calculated based on the closing price per share of the Company’s common stock of $76.17 on March 31, 2015 as shown in the following table:

	Shares/Units at March 31, 2015	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
	($ in thousands)
Debt:
Unsecured Revolving Credit Facility		$130,000	1.4%
Unsecured Term Loan Facility		150,000	1.6
Unsecured Term Loan		39,000	0.4
Unsecured Senior Notes due 2015 (1)		325,000	3.4
Unsecured Senior Notes due 2018 (1)		325,000	3.4
Unsecured Senior Notes due 2020 (1)		250,000	2.6
Unsecured Senior Notes due 2023 (1)		300,000	3.2
Unsecured Senior Notes due 2029 (1)		400,000	4.2
Secured debt (3)		507,550	5.4
Total debt		2,426,550	25.6
Equity and Noncontrolling Interests:
6.875% Series G Cumulative Redeemable Preferred stock (2)	4,000,000	100,000	1.1
6.375% Series H Cumulative Redeemable Preferred stock (2)	4,000,000	100,000	1.1
Common limited partnership units outstanding (3)(4)	1,793,170	136,586	1.4
Common shares outstanding (4)	88,031,377	6,705,350	70.8
Total equity and noncontrolling interests		7,041,936	74.4
Total Market Capitalization		$9,468,486	100.0%
________________________

(1)
Represents gross aggregate principal amount due at maturity before the effect of net unamortized premiums as of March 31, 2015. The aggregate net unamortized premiums totaled approximately $3.5 million as of March 31, 2015.

(2)	Value based on $25.00 per share liquidation preference.

(3)	Represents common units not owned by the Company.

(4)	Value based on closing price per share of our common stock of $76.17 as of March 31, 2015.

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

Liquidity Sources

Unsecured Revolving Credit Facility

The following table summarizes the balance and terms of our unsecured revolving credit facility as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(in thousands)
Outstanding borrowings	$130,000	$140,000
Remaining borrowing capacity	470,000	460,000
Total borrowing capacity (1)(2)	$600,000	$600,000
Interest rate (2)	1.43%	1.41%
Facility fee-annual rate (3)	0.250%
Maturity date (2)	July 2019
_______________

(1)
We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $311.0 million under an accordion feature under the terms of the unsecured revolving credit facility and unsecured term loan facility.

(2)	Our unsecured revolving credit facility interest rate was calculated based on an annual rate of LIBOR plus 1.250% as of March 31, 2015 and December 31, 2014.

(3)
Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of March 31, 2015, $5.6 million of deferred financing costs remains to be amortized through the maturity date of our unsecured revolving credit facility.

We intend to borrow under the unsecured revolving credit facility from time to time for general corporate purposes, to fund potential acquisitions, to finance development and redevelopment expenditures and to potentially repay long-term debt.

Capital Recycling Program

In connection with our capital recycling program, we continuously evaluate opportunities for the potential disposition of properties and undeveloped land in our portfolio with the intent of recycling the proceeds generated from the disposition of less strategic or lower return assets into capital used to finance development expenditures, to fund new acquisitions, to repay long-term debt and for other general corporate purposes. As part of this strategy, we attempt to enter into Section 1031 Exchanges, when possible, to defer some or all of the taxable gains on the sales, if any, for federal and state income tax purposes. We cannot assure you that we will dispose of any additional properties or that any acquisitions and/or dispositions will qualify as Section 1031 Exchanges.

In connection with our capital recycling strategy, during the three months ended March 31, 2015, we completed the sale of a land parcel located at 17150 Von Karman in Irvine, California for gross sales proceeds of $26.0 million. In addition, as of March 31, 2015, we classified ten properties as held for sale (one located in Redmond, Washington and nine located in San Diego, California). Four of these properties were sold in April 2015 and the remaining six properties are expected to be sold at the end of the second quarter of 2015 for an aggregate total gross proceeds of approximately $309.2 million. (See “—Factors that May Influence Future Operations” included in this report for additional information). During 2014, we completed the sale of 17 properties and one undeveloped land parcel to unaffiliated third parties in six separate transactions for gross sales proceeds totaling approximately $432.6 million.

Upon the completion of the sale of the ten properties held for sale, we will have disposed of real estate assets totaling $335.2 million thus far in 2015, which is within our initial 2015 capital recycling target range of $250.0 million to $400.0 million of less-strategic asset sales. However, the timing of any potential future disposition transactions will depend on market conditions and other factors including but not limited to our capital needs and our ability to potentially defer some or all of the taxable gains on the sales. We cannot assure you that we will dispose of any additional properties or that future acquisitions and/or dispositions, if any, will qualify as Section 1031 Exchanges.

At-The-Market Stock Offering Program

The following table sets forth information regarding sales of our common stock under our at-the-market stock offering program for the three months ended March 31, 2015:

Three months ended March 31, 2015
(in millions, except share and per share data)
Shares of common stock sold during the three month period	1,507,393
Weighted average price per common share	$76.09
Aggregate gross proceeds	$114.7
Aggregate net proceeds after sales agent compensation	$113.2

The proceeds from the sales were used to fund acquisitions, development expenditures and general corporate purposes including repayment of borrowings under the unsecured revolving credit facility. Since commencement of this program in December 2014, through March 31, 2015, we have sold 1,648,893 shares of common stock having an aggregate gross sales price of $124.7 million, and approximately $175.3 million remained available to be sold under this program. Actual future sales will depend upon a variety of factors, including but not limited to, market conditions, the trading price of the Company’s common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

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

Unsecured and Secured Debt

The aggregate principal amount of our unsecured debt and secured debt of the Operating Partnership outstanding as of March 31, 2015 was as follows:

Aggregate Principal Amount Outstanding
(in thousands)
Unsecured Revolving Credit Facility	$130,000
Unsecured Term Loan Facility	150,000
Unsecured Term Loan	39,000
Unsecured Senior Notes due 2015 (1)	325,000
Unsecured Senior Notes due 2018 (1)	325,000
Unsecured Senior Notes due 2020 (1)	250,000
Unsecured Senior Notes due 2023 (1)	300,000
Unsecured Senior Notes due 2029 (1)	400,000
Secured Debt (1)	507,550
Total Unsecured and Secured Debt	$2,426,550
________________________

(1)
Represents gross aggregate principal amount before the effect of the unamortized discounts and premiums as of March 31, 2015. The aggregate net unamortized premiums totaled approximately $3.5 million as of March 31, 2015.

Debt Composition

The composition of the Operating Partnership’s aggregate debt balances between secured and unsecured and fixed-rate and variable-rate debt as of March 31, 2015 and December 31, 2014 was as follows:

	Percentage of Total Debt		Weighted Average Interest Rate
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Secured vs. unsecured (1):
Unsecured	79.1%	78.3%	4.3%	4.2%
Secured	20.9%	21.7%	5.2%	5.2%
Variable-rate vs. fixed-rate (1):
Variable-rate	13.2%	13.4%	1.5%	1.5%
Fixed-rate	86.8%	86.6%	4.9%	4.9%
Stated rate (1)			4.4%	4.4%
GAAP effective rate (2)			4.3%	4.3%
GAAP effective rate including debt issuance costs			4.5%	4.5%
________________________

(1)	Excludes the impact of the amortization of any debt discounts/premiums.

(2)	Includes the impact of the amortization of any debt discounts/premiums, excluding debt issuance costs.

Liquidity Uses

Contractual Obligations

The following table provides information with respect to our contractual obligations as of March 31, 2015. The table: (i) indicates the maturities and scheduled principal repayments of our secured and unsecured debt; (ii) indicates the scheduled interest payments of our fixed-rate and variable-rate debt as of March 31, 2015; (iii) provides information about the minimum commitments due in connection with our ground lease obligations and other lease and contractual commitments; and (iv) provides estimated development commitments as of March 31, 2015. Note that the table does not reflect our available debt maturity extension options and reflects gross aggregate principal amounts before the effect of unamortized discounts/premiums.

	Payment Due by Period
	Less than 1 Year (Remainder of 2015)	2-3 Years (2016-2017)	4-5 Years (2018-2019)	More than 5 years (After 2019)	Total
	(in thousands)
Principal payments: secured debt (1)	$41,630	$171,179	$203,097	$91,644	$507,550
Principal payments: unsecured debt (2)	325,000	—	644,000	950,000	1,919,000
Interest payments: fixed-rate debt (3)	75,332	118,902	95,594	235,539	525,367
Interest payments: variable-rate debt (4)	2,250	5,972	4,467	—	12,689
Interest payments: unsecured revolving credit facility (5)	1,401	3,718	2,781	—	7,900
Ground lease obligations (6)	2,340	6,240	6,240	154,358	169,178
Lease and contractual commitments (7)	74,625	—	—	—	74,625
Development commitments (8)	292,000	46,000	—	—	338,000
Total	$814,578	$352,011	$956,179	$1,431,541	$3,554,309
________________________

(1)	Represents gross aggregate principal amount before the effect of the unamortized premium of approximately $9.2 million as of March 31, 2015.

(2)	Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $5.7 million as of March 31, 2015.

(3)
As of March 31, 2015, 86.8% of our debt was contractually fixed. The information in the table above reflects our projected interest rate obligations for these fixed-rate payments based on the contractual interest rates, interest payment dates and scheduled maturity dates.

(4)
As of March 31, 2015, 7.8% of our debt bore interest at variable rates which was incurred under the term loan facility. The variable interest rate payments are based on LIBOR plus a spread of 1.400% as of March 31, 2015. The information in the table above reflects our projected interest rate obligations for these variable-rate payments based on outstanding principal balances as of March 31, 2015, the scheduled interest payment dates and the contractual maturity dates.

(5)
As of March 31, 2015, 5.4% of our debt bore interest at variable rates which was incurred under the unsecured revolving credit facility. The variable interest rate payments are based on LIBOR plus a spread of 1.250% as of March 31, 2015. The information in the table above reflects our projected interest rate obligations for these variable-rate payments based on outstanding principal balances as of March 31, 2015, the scheduled interest payment dates and the contractual maturity dates.

(6)	Reflects minimum lease payments through the contractual lease expiration date before the impact of extension options.

(7)	Amounts represent commitments under signed leases and contracts for operating properties, excluding tenant-funded tenant improvements. The timing of these expenditures may fluctuate.

(8)
Amounts represent commitments under signed leases for pre-leased development projects and contractual commitments for projects under construction as of March 31, 2015. The timing of these expenditures may fluctuate based on the ultimate progress of construction. We may start additional construction during the remainder of 2015 (see “—Development” for additional information).

Other Liquidity Uses

Debt Maturities

As of March 31, 2015, we had unsecured debt with principal balances of $325.0 million scheduled to mature in November 2015. We believe our conservative leverage and staggered debt maturities provide us with financial flexibility and enhance our ability to obtain additional sources of liquidity if necessary, and, therefore, we believe we are well-positioned to refinance or repay maturing debt and to pursue our strategy of seeking attractive acquisition opportunities, which we may finance, as necessary, with future public and private issuances of debt and equity securities.

Development Activities

As of March 31, 2015, we had six development projects under construction. These projects have a total estimated investment of approximately $1.1 billion, of which we have incurred approximately $654.5 million and committed an additional $338.0 million as of March 31, 2015. In addition, we currently have additional development projects that we may commence construction on in 2015, depending on market conditions. We currently believe we could potentially spend $50.0 to $75.0 million during 2015 in addition to the amount committed as of March 31, 2015. This total estimated investment is based on market conditions and our anticipation of project approvals. Actual costs could vary depending on changes in circumstances. Ultimate timing of these expenditures may fluctuate given the ultimate progress and leasing status of the projects.

Potential Future Acquisitions

We continue to monitor our target markets and evaluate the acquisition of value add development opportunities and operating properties that we expect to add immediate Net Operating Income to our portfolio or play a strategic role in our future growth.

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

Debt Covenants

The unsecured revolving credit facility, unsecured term loan facility, unsecured term loan, unsecured senior notes and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key existing financial covenants and their covenant levels include:

Unsecured Credit Facility, Unsecured Term Loan Facility and Unsecured Term Loan (as defined in the applicable Credit Agreements):	Covenant Level	Actual Performance as of March 31, 2015
Total debt to total asset value	less than 60%	31%
Fixed charge coverage ratio	greater than 1.5x	2.6x
Unsecured debt ratio	greater than 1.67x	2.89x
Unencumbered asset pool debt service coverage	greater than 1.75x	3.62x

Unsecured Senior Notes due 2015, 2018, 2020, 2023 and 2029 (as defined in the applicable Indentures):
Total debt to total asset value	less than 60%	38%
Interest coverage	greater than 1.5x	5.4x
Secured debt to total asset value	less than 40%	8%
Unencumbered asset pool value to unsecured debt	greater than 150%	275%

The Operating Partnership was in compliance with all of its debt covenants as of March 31, 2015. Our current expectation is that the Operating Partnership will continue to meet the requirements of its debt covenants in both the short and long term. However, in the event of a renewed economic slowdown or continued volatility in the credit markets, there is no certainty that the Operating Partnership will be able to continue to satisfy all of the covenant requirements.

Consolidated Historical Cash Flow Summary

The following summary discussion of our consolidated historical cash flow is based on the consolidated statements of cash flows in Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow for the periods presented below. The cash flow amounts shown below include the activities of discontinued operations. Our historical cash flow activity for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 is as follows:

	Three Months Ended March 31,
	2015	2014	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$54,979	$45,081	$9,898	22.0%
Net cash (used in) provided by investing activities	(77,309)	97,278	(174,587)	(179.5)%
Net cash provided by (used in) financing activities	48,730	(82,202)	130,932	159.3%

Operating Activities

Our cash flows from operating activities depend on numerous factors including the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, the level of operating expenses, the impact of property acquisitions, completed development projects and related financing activities, and other general and administrative costs. Our net cash provided by operating activities increased by $9.9 million, or 22.0%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily as a result of an increase in cash Net Operating Income generated from our Stabilized Development and Redevelopment, Same Store and Acquisition Portfolios. See additional information under the caption “—Results of Operations.”

Investing Activities

Our cash flows from investing activities is generally used to fund development and operating property acquisitions, expenditures for development projects, and recurring and nonrecurring capital expenditures for our operating properties, net of proceeds received from dispositions of real estate assets. For the three months ended March 31, 2015, we had net cash used in investing activities of $77.3 million as compared to net cash provided by investing activities of $97.3 million for the three months ended March 31, 2014. This period over period change was due primarily to higher proceeds received from dispositions for the quarter ended March 31, 2014 as compared to the quarter ended March 31, 2015, partially offset by lower acquisitions for the quarter ended March 31, 2015 as compared to March 31, 2014.

Financing Activities

Our cash flows from financing activities is principally impacted by our capital raising activities, net of dividends and distributions paid to common and preferred security holders. For the three months ended March 31, 2015, we had net cash provided by financing activities of $48.7 million as compared to net cash used in financing activities of $82.2 million for the three months ended March 31, 2014. This period over period change was due primarily to our ATM equity issuance activity during the three months ended March 31, 2015.

Off-Balance Sheet Arrangements

As of March 31, 2015 and as of the date this report was filed, we did not have any off-balance sheet transactions, arrangements or obligations, including contingent obligations.

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

The following table presents our FFO for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net income available to common stockholders	$39,874	$96,532
Adjustments:
Net income attributable to noncontrolling common units of the Operating Partnership	815	2,087
Depreciation and amortization of real estate assets	50,843	48,717
Gains on dispositions of depreciable real estate	—	(90,115)
Funds From Operations(1)(2)	$91,532	$57,221
________________________

(1)	Reported amounts are attributable to common stockholders and common unitholders.

(2)	FFO includes amortization of deferred revenue related to tenant-funded tenant improvements of $3.0 million and $2.4 million for the three months ended March 31, 2015 and 2014, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about our market risk is disclosed in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and is incorporated herein by reference. There have been no material changes for the three months ended March 31, 2015, to the information provided in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2015, the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, that disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes that occurred during the quarter covered by this report in the Company’s internal control over financial reporting identified in connection with the evaluation referenced above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Kilroy Realty, L.P.

The Operating Partnership maintains disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Operating Partnership’s reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2015, the end of the period covered by this report. Based on the foregoing, the Operating Partnership’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, that disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes that occurred during the quarter covered by this report in the Operating Partnership’s internal control over financial reporting identified in connection with the evaluation referenced above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We and our properties are subject to routine litigation incidental to our business. These matters are generally covered by insurance. As of March 31, 2015, we are not a defendant in, and our properties are not subject to, any legal proceedings that we believe, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors included in the Company’s and the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2014.

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
Seventh Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P. dated as of August 15, 2012, as amended (previously filed by Kilroy Realty Corporation on Form 10-Q for the quarter ended June 30, 2014)

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

101.1
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to the Consolidated Financial Statements (unaudited).(1)

_______________

*	Filed herewith

(1)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2015.

KILROY REALTY CORPORATION

By:	/s/ John Kilroy
John Kilroy President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Tyler H. Rose
Tyler H. Rose Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Heidi R. Roth
Heidi R. Roth Executive Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2015.

KILROY REALTY, L.P.

BY:	KILROY REALTY CORPORATION
Its general partner

	By:	/s/ John Kilroy
John Kilroy President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Tyler H. Rose
Tyler H. Rose Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Heidi R. Roth
Heidi R. Roth Executive Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)