Form 10-Q
period 2015-06-30
KILROY REALTY CORP; Kilroy Realty, L.P.
filed 2015-07-30
CIK 1025996, 1493976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Kilroy Realty Corporation Yes  ☐     No   ☑
Kilroy Realty, L.P. Yes  ☐     No   ☑
As of July 24, 2015, 92,207,367 shares of Kilroy Realty Corporation common stock, par value $.01 per share, were outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2015 of Kilroy Realty Corporation and Kilroy Realty, L.P. Unless stated otherwise or the context otherwise requires, references to “Kilroy Realty Corporation” or the “Company,” “we,” “our,” and “us” mean Kilroy Realty Corporation, a Maryland corporation, and its controlled and consolidated subsidiaries, and references to “Kilroy Realty, L.P.” or the “Operating Partnership” mean Kilroy Realty, L.P., a Delaware limited partnership, and its controlled and consolidated subsidiaries.
The Company is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of June 30, 2015, the Company owned an approximate 98.0% common general partnership interest in the Operating Partnership. The remaining approximate 2.0% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of the Company. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and cause changes in its line of business, capital structure and distribution policies.
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
QUARTERLY REPORT FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY CORPORATION

KILROY REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2015	December 31, 2014
ASSETS	(unaudited)
REAL ESTATE ASSETS:
Land and improvements	$839,072	$877,633
Buildings and improvements	3,906,860	4,059,639
Undeveloped land and construction in progress (Note 2)	1,363,252	1,120,660
Total real estate assets held for investment	6,109,184	6,057,932
Accumulated depreciation and amortization	(960,816)	(947,664)
Total real estate assets held for investment, net ($180,488 and $211,755 of VIE, respectively, Note 1)	5,148,368	5,110,268
REAL ESTATE ASSETS AND OTHER ASSETS HELD FOR SALE, NET (Note 3)	81,699	8,211
CASH AND CASH EQUIVALENTS	28,142	23,781
RESTRICTED CASH (Note 1)	7,462	75,185
MARKETABLE SECURITIES (Note 12)	13,803	11,971
CURRENT RECEIVABLES, NET (Note 5)	8,956	7,229
DEFERRED RENT RECEIVABLES, NET (Note 5)	176,493	156,416
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Note 4)	174,387	201,926
DEFERRED FINANCING COSTS, NET	16,324	18,374
PREPAID EXPENSES AND OTHER ASSETS, NET	31,291	20,375
TOTAL ASSETS	$5,686,925	$5,633,736
LIABILITIES AND EQUITY
LIABILITIES:
Secured debt (Notes 6 and 12)	$479,368	$546,292
Unsecured debt, net (Notes 6 and 12)	1,783,438	1,783,121
Unsecured line of credit (Notes 6 and 12)	100,000	140,000
Accounts payable, accrued expenses and other liabilities	199,005	225,830
Accrued distributions (Note 15)	33,670	32,899
Deferred revenue and acquisition-related intangible liabilities, net (Note 4)	123,819	132,239
Rents received in advance and tenant security deposits	47,434	49,363
Liabilities of real estate assets held for sale (Note 3)	7,086	56
Total liabilities	2,773,820	2,909,800
COMMITMENTS AND CONTINGENCIES (Note 11)
EQUITY:
Stockholders’ Equity (Note 8):
Preferred stock, $.01 par value, 30,000,000 shares authorized:
6.875% Series G Cumulative Redeemable Preferred stock, $.01 par value, 4,600,000 shares authorized, 4,000,000 shares issued and outstanding ($100,000 liquidation preference)	96,155	96,155
6.375% Series H Cumulative Redeemable Preferred stock, $.01 par value, 4,000,000 shares authorized, issued and outstanding ($100,000 liquidation preference)	96,256	96,256
Common stock, $.01 par value, 150,000,000 shares authorized, 88,405,632 and 86,259,684 shares issued and outstanding, respectively	884	863
Additional paid-in capital	2,791,226	2,635,900
Distributions in excess of earnings	(131,569)	(162,964)
Total stockholders’ equity	2,852,952	2,666,210
Noncontrolling Interests:
Common units of the Operating Partnership (Note 7)	54,088	51,864
Noncontrolling interest in consolidated subsidiary (Note 1)	6,065	5,862
Total noncontrolling interests	60,153	57,726
Total equity	2,913,105	2,723,936
TOTAL LIABILITIES AND EQUITY	$5,686,925	$5,633,736

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUES
Rental income	$131,450	$113,592	$262,382	$223,690
Tenant reimbursements	14,174	10,534	28,599	22,053
Other property income	603	3,052	1,328	5,193
Total revenues	146,227	127,178	292,309	250,936
EXPENSES
Property expenses	26,866	25,164	51,580	49,647
Real estate taxes	12,430	10,731	25,145	21,720
Provision for bad debts	47	—	289	—
Ground leases	813	773	1,589	1,535
General and administrative expenses	12,633	11,857	25,401	22,668
Acquisition-related expenses	265	609	393	837
Depreciation and amortization	51,658	50,079	103,145	98,615
Total expenses	104,712	99,213	207,542	195,022
OTHER (EXPENSES) INCOME
Interest income and other net investment gain (Note 12)	511	419	871	596
Interest expense (Note 6)	(14,864)	(16,020)	(31,742)	(33,272)
Total other (expenses) income	(14,353)	(15,601)	(30,871)	(32,676)
INCOME FROM CONTINUING OPERATIONS BEFORE GAINS ON SALE OF REAL ESTATE	27,162	12,364	53,896	23,238
Gain on sale of land (Note 3)	—	3,490	17,268	3,490
Gains on sales of depreciable operating properties (Note 3)	31,428	—	31,428	—
INCOME FROM CONTINUING OPERATIONS	58,590	15,854	102,592	26,728
DISCONTINUED OPERATIONS (Note 1)
Income from discontinued operations	—	600	—	1,543
Gains on dispositions of discontinued operations	—	14,689	—	104,804
Total income from discontinued operations	—	15,289	—	106,347
NET INCOME	58,590	31,143	102,592	133,075
Net income attributable to noncontrolling common units of the Operating Partnership	(1,090)	(603)	(1,905)	(2,690)
NET INCOME ATTRIBUTABLE TO KILROY REALTY CORPORATION	57,500	30,540	100,687	130,385
PREFERRED DIVIDENDS	(3,312)	(3,312)	(6,625)	(6,625)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$54,188	$27,228	$94,062	$123,760
Income from continuing operations available to common stockholders per common share – basic (Note 13)	$0.61	$0.14	$1.07	$0.23
Income from continuing operations available to common stockholders per common share – diluted (Note 13)	$0.61	$0.14	$1.06	$0.22
Net income available to common stockholders per share – basic (Note 13)	$0.61	$0.33	$1.07	$1.49
Net income available to common stockholders per share – diluted (Note 13)	$0.61	$0.32	$1.06	$1.46
Weighted average common shares outstanding – basic (Note 13)	88,126,187	82,277,845	87,514,878	82,201,615
Weighted average common shares outstanding – diluted (Note 13)	88,645,868	84,602,332	88,044,292	84,375,255
Dividends declared per common share	$0.35	$0.35	$0.70	$0.70

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share and per share/unit data)

		Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AS OF DECEMBER 31, 2013	$192,411	82,153,944	$822	$2,478,975	$(210,896)	$2,461,312	$54,848	$2,516,160
Net income					130,385	130,385	2,690	133,075
Issuance of common stock		370,700	4	22,132		22,136		22,136
Issuance of share-based compensation awards				873		873		873
Noncash amortization of share-based compensation				6,384		6,384		6,384
Repurchase of common stock, stock options and restricted stock units		(42,763)		(2,532)		(2,532)		(2,532)
Settlement of restricted stock units for shares of common stock		108,529		—		—		—
Exercise of stock options		325,000	3	13,843		13,846		13,846
Exchange of common units of the Operating Partnership		1,000		28		28	(28)	—
Adjustment for noncontrolling interest				(435)		(435)	435	—
Preferred dividends					(6,625)	(6,625)		(6,625)
Dividends declared per common share and common unit ($0.70 per share/unit)					(58,715)	(58,715)	(1,262)	(59,977)
BALANCE AS OF JUNE 30, 2014	$192,411	82,916,410	$829	$2,519,268	$(145,851)	$2,566,657	$56,683	$2,623,340

		Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AS OF DECEMBER 31, 2014	$192,411	86,259,684	$863	$2,635,900	$(162,964)	$2,666,210	$57,726	$2,723,936
Net income					100,687	100,687	1,905	102,592
Issuance of common stock (Note 8)		1,866,267	18	137,906		137,924		137,924
Issuance of share-based compensation awards				844		844		844
Noncash amortization of share-based compensation				9,251		9,251		9,251
Repurchase of common stock, stock options and restricted stock units		(20,752)		(1,836)		(1,836)		(1,836)
Settlement of restricted stock units for shares of common stock		37,403		—		—		—
Exercise of stock options (Note 10)		252,000	3	10,735		10,738		10,738
Exchange of common units of the Operating Partnership		11,030		316		316	(316)	—
Adjustment for noncontrolling interest				(1,890)		(1,890)	1,890	—
Contribution by noncontrolling interest in consolidated subsidiary							203	203
Preferred dividends					(6,625)	(6,625)		(6,625)
Dividends declared per common share and common unit ($0.70 per share/unit)					(62,667)	(62,667)	(1,255)	(63,922)
BALANCE AS OF JUNE 30, 2015	$192,411	88,405,632	$884	$2,791,226	$(131,569)	$2,852,952	$60,153	$2,913,105

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$102,592	$133,075
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of building and improvements and leasing costs	101,812	98,882
Increase in provision for bad debts	289	—
Depreciation of furniture, fixtures and equipment	1,333	1,087
Noncash amortization of share-based compensation awards	7,650	5,445
Noncash amortization of deferred financing costs and debt discounts and premiums	889	2,437
Noncash amortization of net below market rents (Note 4)	(5,029)	(4,450)
Gain on sale of land (Note 3)	(17,268)	(3,490)
Gains on sales of depreciable operating properties (Note 3)	(31,428)	—
Gains on dispositions of discontinued operations (Note 1)	—	(104,804)
Noncash amortization of deferred revenue related to tenant-funded tenant improvements	(6,304)	(5,017)
Straight-line rents	(28,575)	(7,793)
Net change in other operating assets	(9,100)	(5,049)
Net change in other operating liabilities	(33)	(3,461)
Net cash provided by operating activities	116,828	106,862
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for development and redevelopment properties and undeveloped land	(199,358)	(161,802)
Expenditures for acquisition of development properties (Note 2)	(52,134)	(96,853)
Expenditures for operating properties	(50,969)	(66,923)
Expenditures for acquisition of operating properties	—	(106,125)
Net proceeds received from dispositions of land and operating properties (Note 3)	165,797	353,581
Increase in acquisition-related deposits	(6,800)	—
Decrease (increase) in restricted cash (Note 1)	58,444	(43,742)
Net cash used in investing activities	(85,020)	(121,864)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock (Note 8)	137,924	22,136
Borrowings on unsecured line of credit	250,000	205,000
Repayments on unsecured line of credit	(290,000)	(160,000)
Principal payments on secured debt (Note 6)	(64,771)	(4,859)
Financing costs	(769)	(3,906)
Repurchase of common stock and restricted stock units	(1,836)	(2,532)
Proceeds from exercise of stock options (Note 10)	10,738	13,846
Contributions from noncontrolling interests in consolidated subsidiary	203	—
Dividends and distributions paid to common stockholders and common unitholders	(62,311)	(58,864)
Dividends and distributions paid to preferred stockholders and preferred unitholders	(6,625)	(6,625)
Net cash (used in) provided by financing activities	(27,447)	4,196
Net increase in cash and cash equivalents	4,361	(10,806)
Cash and cash equivalents, beginning of period	23,781	35,377
Cash and cash equivalents, end of period	$28,142	$24,571

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Unaudited; in thousands)

	Six Months Ended June 30,
	2015	2014
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $22,753 and $20,976 as of June 30, 2015 and 2014, respectively	$31,846	$31,178
NONCASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$65,752	$95,462
Tenant improvements funded directly by tenants	$13,036	$16,037
Assumption of other liabilities in connection with development acquisitions	$1,478	$2,300
Release of holdback funds to third party	$9,279	$—
NONCASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders	$32,030	$30,090
Accrual of dividends and distributions payable to preferred stockholders and preferred unitholders	$1,656	$1,656
Fair value of share-based compensation awards at equity classification date (Note 10)	$20,224	$17,703
Exchange of common units of the Operating Partnership into shares of the Company’s common stock	$316	$28

See accompanying notes to consolidated financial statements.

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY, L.P.

KILROY REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	June 30, 2015	December 31, 2014
ASSETS	(unaudited)
REAL ESTATE ASSETS:
Land and improvements	$839,072	$877,633
Buildings and improvements	3,906,860	4,059,639
Undeveloped land and construction in progress (Note 2)	1,363,252	1,120,660
Total real estate assets held for investment	6,109,184	6,057,932
Accumulated depreciation and amortization	(960,816)	(947,664)
Total real estate assets held for investment, net ($180,488 and $211,755 of VIE, respectively, Note 1)	5,148,368	5,110,268
REAL ESTATE ASSETS AND OTHER ASSETS HELD FOR SALE, NET (Note 3)	81,699	8,211
CASH AND CASH EQUIVALENTS	28,142	23,781
RESTRICTED CASH (Note 1)	7,462	75,185
MARKETABLE SECURITIES (Note 12)	13,803	11,971
CURRENT RECEIVABLES, NET (Note 5)	8,956	7,229
DEFERRED RENT RECEIVABLES, NET (Note 5)	176,493	156,416
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Note 4)	174,387	201,926
DEFERRED FINANCING COSTS, NET	16,324	18,374
PREPAID EXPENSES AND OTHER ASSETS, NET	31,291	20,375
TOTAL ASSETS	$5,686,925	$5,633,736
LIABILITIES AND CAPITAL
LIABILITIES:
Secured debt (Notes 6 and 12)	$479,368	$546,292
Unsecured debt, net (Notes 6 and 12)	1,783,438	1,783,121
Unsecured line of credit (Notes 6 and 12)	100,000	140,000
Accounts payable, accrued expenses and other liabilities	199,005	225,830
Accrued distributions (Note 15)	33,670	32,899
Deferred revenue and acquisition-related intangible liabilities, net (Note 4)	123,819	132,239
Rents received in advance and tenant security deposits	47,434	49,363
Liabilities of real estate assets held for sale (Note 3)	7,086	56
Total liabilities	2,773,820	2,909,800
COMMITMENTS AND CONTINGENCIES (Note 11)
CAPITAL:
Partners’ Capital (Note 9):
6.875% Series G Cumulative Redeemable Preferred units, 4,000,000 units issued and outstanding ($100,000 liquidation preference)	96,155	96,155
6.375% Series H Cumulative Redeemable Preferred units, 4,000,000 units issued and outstanding ($100,000 liquidation preference)	96,256	96,256
Common units, 88,405,632 and 86,259,684 held by the general partner and 1,793,170 and 1,804,200 held by common limited partners issued and outstanding, respectively	2,710,719	2,521,900
Total partners’ capital	2,903,130	2,714,311
Noncontrolling interests in consolidated subsidiaries (Note 1)	9,975	9,625
Total capital	2,913,105	2,723,936
TOTAL LIABILITIES AND CAPITAL	$5,686,925	$5,633,736

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUES
Rental income	$131,450	$113,592	$262,382	$223,690
Tenant reimbursements	14,174	10,534	28,599	22,053
Other property income	603	3,052	1,328	5,193
Total revenues	146,227	127,178	292,309	250,936
EXPENSES
Property expenses	26,866	25,164	51,580	49,647
Real estate taxes	12,430	10,731	25,145	21,720
Provision for bad debts	47	—	289	—
Ground leases	813	773	1,589	1,535
General and administrative expenses	12,633	11,857	25,401	22,668
Acquisition-related expenses	265	609	393	837
Depreciation and amortization	51,658	50,079	103,145	98,615
Total expenses	104,712	99,213	207,542	195,022
OTHER (EXPENSES) INCOME
Interest income and other net investment gain (Note 12)	511	419	871	596
Interest expense (Note 6)	(14,864)	(16,020)	(31,742)	(33,272)
Total other (expenses) income	(14,353)	(15,601)	(30,871)	(32,676)
INCOME FROM CONTINUING OPERATIONS BEFORE GAINS ON SALE OF REAL ESTATE	27,162	12,364	53,896	23,238
Gain on sale of land (Note 3)	—	3,490	17,268	3,490
Gains on sales of depreciable operating properties (Note 3)	31,428	—	31,428	—
INCOME FROM CONTINUING OPERATIONS	58,590	15,854	102,592	26,728
DISCONTINUED OPERATIONS (Note 1)
Income from discontinued operations	—	600	—	1,543
Gains on dispositions of discontinued operations	—	14,689	—	104,804
Total income from discontinued operations	—	15,289	—	106,347
NET INCOME	58,590	31,143	102,592	133,075
Net income attributable to noncontrolling interests in consolidated subsidiaries	(72)	(77)	(147)	(142)
NET INCOME ATTRIBUTABLE TO KILROY REALTY, L.P.	58,518	31,066	102,445	132,933
PREFERRED DISTRIBUTIONS	(3,312)	(3,312)	(6,625)	(6,625)
NET INCOME AVAILABLE TO COMMON UNITHOLDERS	$55,206	$27,754	$95,820	$126,308
Income from continuing operations available to common unitholders per unit – basic (Note 14)	$0.61	$0.14	$1.06	$0.23
Income from continuing operations available to common unitholders per unit – diluted (Note 14)	$0.61	$0.14	$1.06	$0.22
Net income available to common unitholders per unit – basic (Note 14)	$0.61	$0.33	$1.06	$1.49
Net income available to common unitholders per unit – diluted (Note 14)	$0.61	$0.32	$1.06	$1.46
Weighted average common units outstanding – basic (Note 14)	89,919,357	84,082,045	89,309,718	84,005,942
Weighted average common units outstanding – diluted (Note 14)	90,439,038	86,406,532	89,839,132	86,179,582
Dividends declared per common unit	$0.35	$0.35	$0.70	$0.70

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(Unaudited; in thousands, except unit and per unit data)

	Partners’ Capital			Total Partners’ Capital	Noncontrolling Interests in Consolidated Subsidiaries
	Preferred Units	Number of Common Units	Common Units			Total Capital
BALANCE AS OF DECEMBER 31, 2013	$192,411	83,959,144	$2,315,361	$2,507,772	$8,388	$2,516,160
Net income			132,933	132,933	142	133,075
Issuance of common units		370,700	22,136	22,136		22,136
Issuance of share-based compensation awards			873	873		873
Noncash amortization of share-based compensation			6,384	6,384		6,384
Repurchase of common units, stock options and restricted stock units		(42,763)	(2,532)	(2,532)		(2,532)
Settlement of restricted stock units		108,529	—	—		—
Exercise of stock options		325,000	13,846	13,846		13,846
Preferred distributions			(6,625)	(6,625)		(6,625)
Distributions declared per common unit ($0.70 per unit)			(59,977)	(59,977)		(59,977)
BALANCE AS OF JUNE 30, 2014	$192,411	84,720,610	$2,422,399	$2,614,810	$8,530	$2,623,340

	Partners’ Capital			Total Partners’ Capital	Noncontrolling Interests in Consolidated Subsidiaries
	Preferred Units	Number of Common Units	Common Units			Total Capital
BALANCE AS OF DECEMBER 31, 2014	$192,411	88,063,884	$2,521,900	$2,714,311	$9,625	$2,723,936
Net income			102,445	102,445	147	102,592
Issuance of common units (Note 9)		1,866,267	137,924	137,924		137,924
Issuance of share-based compensation awards			844	844		844
Noncash amortization of share-based compensation			9,251	9,251		9,251
Repurchase of common units, stock options and restricted stock units		(20,752)	(1,836)	(1,836)		(1,836)
Settlement of restricted stock units		37,403	—	—		—
Exercise of stock options (Note 10)		252,000	10,738	10,738		10,738
Contribution by noncontrolling interest in consolidated subsidiary					203	203
Preferred distributions			(6,625)	(6,625)		(6,625)
Distributions declared per common unit ($0.70 per unit)			(63,922)	(63,922)		(63,922)
BALANCE AS OF JUNE 30, 2015	$192,411	90,198,802	$2,710,719	$2,903,130	$9,975	$2,913,105

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$102,592	$133,075
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of building and improvements and leasing costs	101,812	98,882
Increase in provision for bad debts	289	—
Depreciation of furniture, fixtures and equipment	1,333	1,087
Noncash amortization of share-based compensation awards	7,650	5,445
Noncash amortization of deferred financing costs and debt discounts and premiums	889	2,437
Noncash amortization of net below market rents (Note 4)	(5,029)	(4,450)
Gain on sale of land (Note 3)	(17,268)	(3,490)
Gains on sales of depreciable operating properties (Note 3)	(31,428)	—
Gains on dispositions of discontinued operations (Note 1)	—	(104,804)
Noncash amortization of deferred revenue related to tenant-funded tenant improvements	(6,304)	(5,017)
Straight-line rents	(28,575)	(7,793)
Net change in other operating assets	(9,100)	(5,049)
Net change in other operating liabilities	(33)	(3,461)
Net cash provided by operating activities	116,828	106,862
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for development and redevelopment properties and undeveloped land	(199,358)	(161,802)
Expenditures for acquisition of development properties (Note 2)	(52,134)	(96,853)
Expenditures for operating properties	(50,969)	(66,923)
Expenditures for acquisition of operating properties	—	(106,125)
Net proceeds received from dispositions of land and operating properties (Note 3)	165,797	353,581
Increase in acquisition-related deposits	(6,800)	—
Decrease (increase) in restricted cash (Note 1)	58,444	(43,742)
Net cash used in investing activities	(85,020)	(121,864)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock (Note 8)	137,924	22,136
Borrowings on unsecured line of credit	250,000	205,000
Repayments on unsecured line of credit	(290,000)	(160,000)
Principal payments on secured debt (Note 6)	(64,771)	(4,859)
Financing costs	(769)	(3,906)
Repurchase of common stock and restricted stock units	(1,836)	(2,532)
Proceeds from exercise of stock options (Note 10)	10,738	13,846
Contributions from noncontrolling interests in consolidated subsidiary	203	—
Dividends and distributions paid to common unitholders	(62,311)	(58,864)
Dividends and distributions paid to preferred unitholders	(6,625)	(6,625)
Net cash (used in) provided by financing activities	(27,447)	4,196
Net increase in cash and cash equivalents	4,361	(10,806)
Cash and cash equivalents, beginning of period	23,781	35,377
Cash and cash equivalents, end of period	$28,142	$24,571

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Unaudited; in thousands)

	Six Months Ended June 30,
	2015	2014
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $22,753 and $20,976 as of June 30, 2015 and 2014, respectively	$31,846	$31,178
NONCASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$65,752	$95,462
Tenant improvements funded directly by tenants	$13,036	$16,037
Assumption of other liabilities in connection with development acquisitions	$1,478	$2,300
Release of holdback funds to third party	$9,279	$—
NONCASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common unitholders	$32,030	$30,090
Accrual of dividends and distributions payable to preferred unitholders	$1,656	$1,656
Fair value of share-based compensation awards at equity classification date (Note 10)	$20,224	$17,703

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended June 30, 2015 and 2014

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

Our stabilized portfolio of operating properties was comprised of the following office properties at June 30, 2015:

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied
Stabilized Office Properties	101	13,050,947	518	96.7%

Our stabilized portfolio includes all of our properties with the exception of development and redevelopment properties currently under construction or committed for construction, “lease-up” properties, real estate assets held for sale and undeveloped land. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. As of June 30, 2015, we had no redevelopment properties. We define “lease-up” properties as properties we recently developed or redeveloped that have not yet reached 95% occupancy and are within one year following cessation of major construction activities. There were no operating properties in “lease-up” as of June 30, 2015.

As of June 30, 2015, the following properties were excluded from our stabilized portfolio:

	Number of Properties/Projects	Estimated Rentable Square Feet
Properties held for sale (1)	6	539,823
Development projects under construction (2)	7	2,432,000
________________________

(1)	Includes six properties located in the Sorrento Mesa submarket of San Diego, California. For additional information see Note 3.

(2)	Estimated rentable square feet upon completion.

Our stabilized portfolio also excludes our near-term and future development pipeline, which as of June 30, 2015 was comprised of nine development sites, representing approximately 103 gross acres of undeveloped land. In addition, in July 2015, we acquired an additional future development opportunity in San Francisco, which was also excluded from our stabilized portfolio at June 30, 2015 (see Note 15).

As of June 30, 2015, all of our stabilized portfolio properties and development projects were owned and all of our business was conducted in the state of California with the exception of twelve office properties and a recently acquired development opportunity located in the state of Washington. All of our properties and development projects are 100% owned, excluding a development project owned by Redwood City Partners, LLC (“Redwood LLC”), a consolidated subsidiary (see Note 1) and certain properties held at qualified intermediaries for potential future transactions that are intended to qualify as like-kind exchanges

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

pursuant to Section 1031 of the Code (“Section 1031 Exchanges”) to defer taxable gains on dispositions for federal and state income tax purposes, which have been consolidated for financial reporting purposes.

As of June 30, 2015, the Company owned an approximate 98.0% common general partnership interest in the Operating Partnership. The remaining approximate 2.0% common limited partnership interest in the Operating Partnership as of June 30, 2015 was owned by non-affiliated investors and certain of our executive officers and directors (see Note 7). Both the general and limited common partnership interests in the Operating Partnership are denominated in common units. Generally, the number of common units held by the Company is equivalent to the number of outstanding shares of the Company’s common stock, and the rights of all the common units to quarterly distributions and payments in liquidation mirror those of the Company’s common stockholders. The common limited partners have certain redemption rights as provided in the Operating Partnership’s Seventh Amended and Restated Agreement of Limited Partnership, as amended, the “Partnership Agreement” (see Note 7).

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

Variable Interest Entities

At June 30, 2015, the consolidated financial statements of the Company and the Operating Partnership included two variable interest entities (“VIEs”), in which we were deemed to be the primary beneficiary. One VIE, Redwood LLC, was established in the second quarter of 2013 in connection with an undeveloped land acquisition. The other VIE was established during the first quarter of 2015 to facilitate potential future Section 1031 Exchanges to defer taxable gains on dispositions for federal and state income tax purposes. The impact of consolidating the VIEs increased the Company’s total assets, liabilities and noncontrolling interests by approximately $184.9 million (of which $180.5 million related to real estate held for investment on our consolidated balance sheet), approximately $13.8 million and approximately $6.1 million, respectively, as of June 30, 2015. During July 2015, the Company successfully completed the Section 1031 Exchange and the related VIE was terminated (see Note 15).
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

Adoption of New Accounting Pronouncements
Effective January 1, 2015, the Company adopted FASB ASU 2014-08, which changed the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift that has (or will have) a major effect on an entity's operations and final results, such as a major line of business, a major geographical area or a major equity investment, should be presented as discontinued operations. The Company adopted and applied the new guidance on a prospective basis as required by ASU 2014-08. Therefore, real estate assets classified as held for sale and/or disposed of subsequent to January 1, 2015 that do not represent a strategic shift will be presented in continuing operations for all periods presented. Properties classified as held for sale and/or disposed of prior to January 1, 2015 will continue to be presented in discontinued operations for prior periods presented. In accordance with this guidance, the operations of the six properties held for sale at June 30, 2015 and the four properties sold during the six months ended June 30, 2015 are presented in continuing operations for the six months ended June 30, 2015. For the six months ended June 30, 2014, discontinued operations includes the income and gains on all of the properties sold in 2014.

Recently Issued Accounting Pronouncements

On April 7, 2015, the FASB issued ASU No. 2015-03 (“ASU 2015-03”) to amend the accounting guidance for the presentation of debt issuance costs. The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for public business entities for fiscal years beginning after December 15, 2015 and retrospective application is required. Early adoption of the guidance is permitted. The Company expects to adopt the guidance effective January 1, 2016 and the guidance is not anticipated to have a material impact on our consolidated financial statements or notes to our consolidated financial statements.
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
In February 2015, the FASB issued an update (“ASU 2015-02”) Amendments to the Consolidation Analysis to ASC Topic 810, Consolidation.  ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities.  Specifically, the amendments: (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidated analysis of reporting entities that are involved with VIEs, and (iv) provide a scope exception for certain entities.  ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015.  The Company is  currently assessing  the impact of the guidance on our consolidated financial statements or notes to our consolidated financial statements.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2.    Acquisitions

Development Project Acquisitions

During the six months ended June 30, 2015, we acquired the development opportunity listed below from an unrelated third party. The acquisition was funded with proceeds from various sources, including the Company’s unsecured revolving credit facility, at-the-market stock offering program (see Note 8) and prior year disposition proceeds.

Project	Date of Acquisition	Type	Purchase Price (in millions)
333 Dexter (1)(2)	February 13, 2015	Land	$49.5
________________________

(1)
Acquisition comprised of four adjacent parcels in the South Lake Union submarket of Seattle, Washington located at 330 Dexter Avenue North, 333 Dexter Avenue North, 401 Dexter Avenue North, and 400 Aurora Avenue North.

(2)
In connection with this acquisition, we also assumed $2.4 million in accrued liabilities and acquisition costs which are not included in the purchase price above. As of June 30, 2015, the underlying assets were included as undeveloped land and construction in progress in our consolidated balance sheets.

3.    Real Estate Assets Held for Sale and Dispositions

Real Estate Assets Held for Sale

As of June 30, 2015, the following operating properties were classified as held for sale:

Location	City/Submarket	Property Type	Number of Buildings	Rentable Square Feet
San Diego Properties - Tranche 2 (1)	Sorrento Mesa, CA	Office	6	539,823
________________________

(1)	The San Diego Properties - Tranche 2 include the following: 6260 Sequence Drive, 6290 Sequence Drive, 6310 Sequence Drive, 6340 Sequence Drive, 6350 Sequence Drive, and 4921 Directors Place.

The Company adopted ASU 2014-08 effective January 1, 2015 (see Note 1). As a result, the six properties held for sale at June 30, 2015 are included in continuing operations for all periods presented.

The major classes of assets and liabilities of the properties held for sale as of June 30, 2015 were as follows:

Real estate assets and other assets held for sale	(in thousands)
Land and improvements	$19,738
Buildings and improvements	94,475
Total real estate held for sale	114,213
Accumulated depreciation and amortization	(38,667)
Total real estate held for sale, net	75,546
Current receivables, net	76
Deferred rent receivables, net	2,845
Deferred leasing costs and acquisition-related intangible assets, net	3,040
Prepaid expenses and other assets, net	192
Real estate and other assets held for sale, net	$81,699

Liabilities and deferred revenue of real estate assets held for sale
Accounts payable, accrued expenses and other liabilities	$5,219
Deferred revenue and acquisition-related intangible liabilities, net	1,289
Rents received in advance and tenant security deposits	578
Liabilities and deferred revenue of real estate assets held for sale	$7,086

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Operating Property Dispositions

The following table summarizes the operating properties sold during the six months ended June 30, 2015:

Location	Property Type	Month of Disposition	Number of Buildings	Rentable Square Feet
15050 NE 36th Street, Redmond, WA	Office	April	1	122,103
San Diego Properties - Tranche 1 (1)	Office	April	3	384,468
Total Dispositions			4	506,571
________________________

(1)	The San Diego Properties - Tranche 1 include the following: 10770 Wateridge Circle, 6200 Greenwich Drive, and 6220 Greenwich Drive.

The four buildings encompassing 506,571 rentable square feet were sold for a gross sales price of $146.2 million, resulting in a gain on sale of $31.4 million.

Land Disposition

During the six months ended June 30, 2015, the Company sold a land parcel located at 17150 Von Karman in Irvine, California for a gross sales price of $26.0 million, resulting in a gain on sale of $17.3 million.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.    Deferred Leasing Costs and Acquisition-Related Intangible Assets and Liabilities, net

The following table summarizes our deferred leasing costs and acquisition-related intangible assets (acquired value of leasing costs, above-market operating leases, in-place leases and below-market ground lease obligation) and intangible liabilities (acquired value of below-market operating leases and above-market ground lease obligation) as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(in thousands)
Deferred Leasing Costs and Acquisition-Related Intangible Assets, net: (1)
Deferred leasing costs	$196,967	$216,102
Accumulated amortization	(72,992)	(74,904)
Deferred leasing costs, net	123,975	141,198
Above-market operating leases	14,589	20,734
Accumulated amortization	(9,455)	(13,952)
Above-market operating leases, net	5,134	6,782
In-place leases	80,382	97,250
Accumulated amortization	(35,569)	(43,773)
In-place leases, net	44,813	53,477
Below-market ground lease obligation	490	490
Accumulated amortization	(25)	(21)
Below-market ground lease obligation, net	465	469
Total deferred leasing costs and acquisition-related intangible assets, net	$174,387	$201,926
Acquisition-Related Intangible Liabilities, net: (1) (2)
Below-market operating leases	$59,663	$68,051
Accumulated amortization	(28,931)	(30,620)
Below-market operating leases, net	30,732	37,431
Above-market ground lease obligation	6,320	6,320
Accumulated amortization	(374)	(324)
Above-market ground lease obligation, net	5,946	5,996
Total acquisition-related intangible liabilities, net	$36,678	$43,427
________________________

(1)	Excludes deferred leasing costs and acquisition-related intangible assets and liabilities related to properties held for sale at June 30, 2015.

(2)	Included in deferred revenue and acquisition-related intangible liabilities, net in the consolidated balance sheets.

The following table sets forth amortization related to deferred leasing costs and acquisition-related intangibles, including amounts attributable to discontinued operations, for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Deferred leasing costs (1)	$7,093	$6,771	$13,914	$13,551
Above-market operating leases (2)	737	1,435	1,648	2,925
In-place leases (1)	4,416	5,785	8,637	11,921
Below-market ground lease obligation (3)	2	—	4	—
Below-market operating leases (4)	(3,838)	(4,021)	(6,677)	(7,114)
Above-market ground lease obligation (5)	(25)	(25)	(50)	(50)
Total	$8,385	$9,945	$17,476	$21,233
________________________

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the estimated annual amortization expense related to deferred leasing costs and acquisition-related intangibles as of June 30, 2015 for future periods:

Year	Deferred Leasing Costs	Above-Market Operating Leases (1)	In-Place Leases	Below-Market Ground Lease Obligation (2)	Below-Market Operating Leases (3)	Above-Market Ground Lease Obligation (4)
	(in thousands)
Remaining 2015	$12,781	$884	$5,872	$4	$(4,273)	$(50)
2016	23,907	1,503	10,452	8	(7,638)	(101)
2017	21,021	1,241	9,112	8	(7,016)	(101)
2018	17,449	831	6,373	8	(5,735)	(101)
2019	13,603	643	4,714	8	(3,597)	(101)
Thereafter	35,214	32	8,290	429	(2,473)	(5,492)
Total	$123,975	$5,134	$44,813	$465	$(30,732)	$(5,946)
________________________

(1)	Represents estimated annual amortization related to above-market operating leases. Amounts will be recorded as a decrease to rental income in the consolidated statements of operations.

(2)	Represents estimated annual amortization related to below-market ground lease obligations. Amounts will be recorded as an increase to ground lease expense in the consolidated statements of operations.

(3)	Represents estimated annual amortization related to below-market operating leases. Amounts will be recorded as an increase to rental income in the consolidated statements of operations.

(4)	Represents estimated annual amortization related to above-market ground lease obligations. Amounts will be recorded as a decrease to ground lease expense in the consolidated statements of operations.

5.    Receivables

Current Receivables, net

Current receivables, net is primarily comprised of contractual rents and other lease-related obligations due from tenants. The balance consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(in thousands)
Current receivables (1)	$10,793	$9,228
Allowance for uncollectible tenant receivables (1)	(1,837)	(1,999)
Current receivables, net (1)	$8,956	$7,229
________________________

(1)	Excludes current receivables, net related to properties held for sale.

Deferred Rent Receivables, net

Deferred rent receivables, net consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015 (1)	December 31, 2014
	(in thousands)
Deferred rent receivables	$178,609	$158,405
Allowance for deferred rent receivables	(2,116)	(1,989)
Deferred rent receivables, net	$176,493	$156,416
________________________

(1)	Excludes deferred rent receivables, net related to properties held for sale as of June 30, 2015.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.    Secured and Unsecured Debt of the Operating Partnership

Secured Debt

The following table sets forth the composition of our secured debt as of June 30, 2015 and December 31, 2014:

Type of Debt	Annual Stated Interest Rate (1)	GAAP Effective Rate (1)(2)	Maturity Date	June 30, 2015 (3)	December 31, 2014 (3)
				(in thousands)
Mortgage note payable	4.27%	4.27%	February 2018	$129,555	$130,767
Mortgage note payable (4)	4.48%	4.48%	July 2027	97,000	97,000
Mortgage note payable (4)	6.05%	3.50%	June 2019	87,575	89,242
Mortgage note payable	6.51%	6.51%	February 2017	66,114	66,647
Mortgage note payable (4)	5.23%	3.50%	January 2016	51,883	52,793
Mortgage note payable (4)	5.57%	3.25%	February 2016	39,544	40,258
Mortgage note payable (5)	5.09%	3.50%	August 2015	—	34,311
Mortgage note payable (5)	4.94%	4.00%	April 2015	—	26,285
Mortgage note payable	7.15%	7.15%	May 2017	5,300	6,568
Other	Various	Various	Various	2,397	2,421
Total				$479,368	$546,292
________________________

(1)	All interest rates presented are fixed-rate interest rates.

(2)	This represents the rate at which interest expense is recorded for financial reporting purposes, which reflects the amortization of discounts/premiums, excluding debt issuance costs.

(3)	Amounts reported include the amounts of unamortized debt premiums of $8.1 million and $10.3 million as of June 30, 2015 and December 31, 2014, respectively.

(4)
The secured debt and the related properties that secure the debt are held in a special purpose entity and the properties are not available to satisfy the debts and other obligations of the Company or the Operating Partnership.

(5)	This mortgage note payable was repaid during the six months ended June 30, 2015 prior to maturity at par.

Although our mortgage loans are secured and non-recourse to the Company and the Operating Partnership, the Company provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments and environmental liabilities.

Unsecured Senior Notes

The following table summarizes the balance and significant terms of the registered unsecured senior notes issued by the Operating Partnership as of June 30, 2015 and December 31, 2014:

					Principal Amount as of
	Issuance date	Maturity date	Stated coupon rate	Effective interest rate (1)	June 30, 2015	December 31, 2014
					(in thousands)
4.250% Unsecured Senior Notes (2)	July 2014	August 2029	4.250%	4.350%	$400,000	$400,000
Unamortized discount					(4,199)	(4,348)
Net carrying amount					$395,801	$395,652

3.800% Unsecured Senior Notes (3)	January 2013	January 2023	3.800%	3.804%	$300,000	$300,000
Unamortized discount					(75)	(79)
Net carrying amount					$299,925	$299,921

4.800% Unsecured Senior Notes (3)	July 2011	July 2018	4.800%	4.827%	$325,000	$325,000
Unamortized discount					(228)	(265)
Net carrying amount					$324,772	$324,735

6.625% Unsecured Senior Notes (4)	May 2010	June 2020	6.625%	6.743%	$250,000	$250,000
Unamortized discount					(1,047)	(1,154)
Net carrying amount					$248,953	$248,846

5.000% Unsecured Senior Notes (5)	November 2010	November 2015	5.000%	5.014%	$325,000	$325,000
Unamortized discount					(13)	(33)
Net carrying amount					$324,987	$324,967
________________________

(1)	This represents the rate at which interest expense is recorded for financial reporting purposes, which reflects the amortization of initial issuance discounts, excluding debt issuance costs.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(2)	Interest on these notes is payable semi-annually in arrears on February 15th and August 15th of each year.

(3)	Interest on these notes is payable semi-annually in arrears on January 15th and July 15th of each year.

(4)	Interest on these notes is payable semi-annually in arrears on June 1st and December 1st of each year.

(5)	Interest on these notes is payable semi-annually in arrears on May 3rd and November 3rd of each year.

Unsecured Revolving Credit Facility and Term Loan Facility

The following table summarizes the balance and terms of our unsecured revolving credit facility as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(in thousands)
Outstanding borrowings	$100,000	$140,000
Remaining borrowing capacity	500,000	460,000
Total borrowing capacity (1)	$600,000	$600,000
Interest rate (2)	1.24%	1.41%
Facility fee-annual rate (3)	0.200%	0.250%
Maturity date	July 2019
________________________

(1)
We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $311.0 million under an accordion feature under the terms of the unsecured revolving credit facility and term loan facility.

(2)
Our revolving credit facility interest rate was calculated based on an annual rate of LIBOR plus 1.050% and LIBOR plus 1.250% as of June 30, 2015 and December 31, 2014, respectively. Our interest rate spread decreased as a result of an upgrade in our credit ratings during the second quarter of 2015.

(3)
Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of June 30, 2015, $5.2 million of deferred financing costs remains to be amortized through the maturity date of our unsecured revolving credit facility.

The Company intends to borrow amounts under the unsecured revolving credit facility from time to time for general corporate purposes, to fund potential acquisitions, to finance development and redevelopment expenditures and to potentially repay long-term debt.

The following table summarizes the balance and terms of our term loan facility as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(in thousands)
Outstanding borrowings	$150,000	$150,000
Interest rate (1)	1.34%	1.56%
Maturity date	July 2019
________________________

(1)	Our unsecured term loan facility interest rate was calculated based on an annual rate of LIBOR plus 1.150% and LIBOR plus 1.400% as of June 30, 2015 and December 31, 2014, respectively.

Additionally, the Company has a $39.0 million unsecured term loan with an annual interest rate of LIBOR plus 1.150% and LIBOR plus 1.400% as of June 30, 2015 and December 31, 2014, respectively, that matures in July 2019.

Debt Covenants and Restrictions

The unsecured revolving credit facility, the unsecured term loan facility, the unsecured term loan, the unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a minimum fixed-charge coverage ratio, a minimum unsecured debt ratio and a minimum unencumbered asset pool debt service coverage ratio. Noncompliance with one or more of the covenants and restrictions could result in the full principal balance of the associated debt becoming immediately due and payable. We believe we were in compliance with all of our debt covenants as of June 30, 2015.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Debt Maturities

The following table summarizes the stated debt maturities and scheduled amortization payments, excluding debt discounts and premiums, as of June 30, 2015:

Year	(in thousands)
Remaining 2015	$330,332
2016	99,431
2017	71,748
2018	451,728
2019	365,370
Thereafter	1,041,643
Total (1)	$2,360,252
________________________

(1)	Includes gross principal balance of outstanding debt before impact of net unamortized premiums totaling approximately $2.6 million.

Capitalized Interest and Loan Fees

The following table sets forth gross interest expense reported in continuing operations, including debt discount/premium and loan cost amortization, net of capitalized interest, for the three and six months ended June 30, 2015 and 2014. The interest expense capitalized was recorded as a cost of development and redevelopment, and increased the carrying value of undeveloped land and construction in progress.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Gross interest expense	$27,187	$27,770	$54,936	$55,804
Capitalized interest and loan fees	(12,323)	(11,750)	(23,194)	(22,532)
Interest expense	$14,864	$16,020	$31,742	$33,272

7.    Noncontrolling Interests on the Company’s Consolidated Financial Statements

Common Units of the Operating Partnership

The Company owned an approximate 98.0%, 98.0% and 97.9% common general partnership interest in the Operating Partnership as of June 30, 2015, December 31, 2014 and June 30, 2014, respectively. The remaining approximate 2.0%, 2.0% and 2.1% common limited partnership interest as of June 30, 2015, December 31, 2014 and June 30, 2014, respectively, was owned by non-affiliate investors and certain of our executive officers and directors in the form of noncontrolling common units. There were 1,793,170, 1,804,200 and 1,804,200 common units outstanding held by these investors, executive officers and directors as of June 30, 2015, December 31, 2014 and June 30, 2014, respectively.

The noncontrolling common units may be redeemed by unitholders for cash. Except under certain circumstances, we, at our option, may satisfy the cash redemption obligation with shares of the Company’s common stock on a one-for-one basis. If satisfied in cash, the value for each noncontrolling common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable redemption date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $124.8 million and $126.8 million as of June 30, 2015 and December 31, 2014, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each noncontrolling common unit in the event of our termination or liquidation. In the event of our termination or liquidation, it is expected in most cases that each common unit would be entitled to a liquidating distribution equal to the liquidating distribution payable in respect of each share of the Company’s common stock.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.    Stockholders’ Equity of the Company

At-The-Market Stock Offering Program

Under our current at-the-market stock offering program, which commenced in December 2014, we may offer and sell shares of our common stock having an aggregate gross sales price of up to $300.0 million from time to time in “at-the-market” offerings. Since commencement of the program through June 30, 2015, we have sold 2,007,767 shares of common stock having an aggregate gross sales price of $150.1 million. As of June 30, 2015, shares of common stock having an aggregate gross sales price of up to $149.9 million remain available to be sold under this program. Actual future sales will depend upon a variety of factors, including but not limited to market conditions, the trading price of the Company’s common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

The following table sets forth information regarding sales of our common stock under our at-the-market offering program for the six months ended June 30, 2015:

Six months ended June 30, 2015
(in millions, except share and per share data)
Shares of common stock sold during the period	1,866,267
Weighted average price per common share	$75.06
Aggregate gross proceeds	$140.1
Aggregate net proceeds after sales agent compensation	$138.2

9.    Partners’ Capital of the Operating Partnership

Common Units Outstanding

The following table sets forth the number of common units held by the Company and the number of common units held by non-affiliate investors and certain of our executive officers and directors in the form of noncontrolling common units as well as the ownership interest held on each respective date:

	June 30, 2015	December 31, 2014	June 30, 2014
Company owned common units in the Operating Partnership	88,405,632	86,259,684	82,916,410
Company owned general partnership interest	98.0%	98.0%	97.9%
Noncontrolling common units of the Operating Partnership	1,793,170	1,804,200	1,804,200
Ownership interest of noncontrolling interest	2.0%	2.0%	2.1%

For a further discussion of the noncontrolling common units as of June 30, 2015 and December 31, 2014, refer to Note 7.

10.    Share-Based Compensation

Stockholder Approved Equity Compensation Plans

As of June 30, 2015, we maintained one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan as amended (the “2006 Plan”). As of June 30, 2015, 1,650,265 shares were available for grant under the 2006 Plan. The calculation of shares available for grant includes a reserve for a sufficient number of shares to cover the vesting and payment of performance-based vesting awards at the target levels for either performance and/or market conditions with outstanding performance periods. At our Annual Meeting of Stockholders held on May 21, 2015, stockholders approved an amendment and restatement of the 2006 Plan, which included an increase in the share limit to 8,320,000 shares.

2015 Share-Based Compensation Grants

On January 27, 2015, the Executive Compensation Committee of the Company’s Board of Directors awarded 212,468 restricted stock units (“RSUs”) to certain officers of the Company under the 2006 Plan, which included 127,657 RSUs, or 60%, that are subject to market and performance-based vesting requirements (the “2015 Performance-Based RSUs”) and 84,811 RSUs, or 40%, that are subject to time-based vesting requirements (the “2015 Time-Based RSUs”).

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

Each 2015 Performance-Based RSU represents the right to receive one share of our common stock in the future. The total fair value of the 2015 Performance-Based RSU grant was $10.1 million at January 27, 2015 and was calculated using a Monte Carlo simulation pricing model based on the assumptions in the table below. The determination of the fair value of the 2015 Performance-Based RSU grant takes into consideration the likelihood of achievement of both the performance condition and the market condition discussed above. For the six months ended June 30, 2015, we recorded compensation expense based upon the $78.55 fair value at January 27, 2015. The following table summarizes the assumptions utilized in the Monte Carlo simulation pricing model:

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

Share-Based Award Activity

During the six months ended June 30, 2015, 252,000 non-qualified stock options were exercised and issued at an exercise price per share equal to $42.61. As of June 30, 2015, we had 750,000 stock options outstanding.

Share-Based Compensation Cost Recorded During the Period

The total compensation cost for all share-based compensation programs was $5.0 million and $3.5 million for the three months ended June 30, 2015 and 2014, respectively, and $9.3 million and $6.4 million for the six months ended June 30, 2015 and 2014, respectively. Of the total share-based compensation costs, $0.9 million and $0.5 million was capitalized as part of real estate assets for the three months ended June 30, 2015 and 2014, respectively, and $1.6 million and $0.9 million was capitalized as part of real estate assets for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, there was approximately $40.3 million of total unrecognized compensation cost related to nonvested incentive awards granted under share-based

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

compensation arrangements that is expected to be recognized over a weighted-average period of 2.3 years. The remaining compensation cost related to these nonvested incentive awards had been recognized in periods prior to June 30, 2015.

11.    Commitments and Contingencies

General

As of June 30, 2015, we had commitments of approximately $602.3 million, excluding our ground lease commitments, for contracts and executed leases directly related to our operating and redevelopment properties.

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

As of June 30, 2015, we had accrued environmental remediation liabilities of approximately $16.0 million recorded on our consolidated balance sheets in connection with certain of our recent development acquisitions and related development activities. It is possible that we could incur additional environmental remediation costs in connection with these recent development acquisitions.  However, given we are in the very early stages of development, possible additional environmental costs are not reasonably estimable at this time.

12.    Fair Value Measurements and Disclosures

Assets and Liabilities Reported at Fair Value

The only assets we record at fair value on our consolidated financial statements are the marketable securities related to our Deferred Compensation Plan. The following table sets forth the fair value of our marketable securities as of June 30, 2015 and December 31, 2014:

	Fair Value (Level 1) (1)
	June 30, 2015	December 31, 2014
Description	(in thousands)
Marketable securities (2)	$13,803	$11,971
________________________

(1)	Based on quoted prices in active markets for identical securities.

(2)	The marketable securities are held in a limited rabbi trust.

We report the change in the fair value of the marketable securities at the end of each accounting period in interest income and other net investment gain in the consolidated statements of operations. We also adjust the related Deferred Compensation Plan liability to fair value at the end of each accounting period based on the performance of the benchmark funds selected by each participant, which results in a corresponding increase or decrease to compensation cost for the period.

The following table sets forth the net gain on marketable securities recorded during the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Description	(in thousands)		(in thousands)
Net gain on marketable securities	$122	$392	$510	$546

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our other financial instruments as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Liabilities
Secured debt (1)	$479,368	$492,793	$546,292	$559,483
Unsecured debt, net (2)	1,783,438	1,834,097	1,783,121	1,858,492
Unsecured line of credit (1)	100,000	100,021	140,000	145,051
________________________

(1)	Fair value calculated using Level II inputs, which are based on model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

(2)
Fair value calculated using Level I and Level II inputs. Level I inputs are based on quoted prices for identical instruments in active markets. The carrying value and fair value of the Level I instruments was $1,594.4 million and $1,645.1 million, respectively, as of June 30, 2015. The carrying value and fair value of the Level I instruments as of December 31, 2014, was $1,269.4 million and $1,322.2 million, respectively. The carrying value and fair value of the Level II instruments was $189.0 million and $189.0 million, respectively, as of June 30, 2015. The carrying value and fair value of the Level II instruments as of December 31, 2014, was $513.7 million and $536.3 million, respectively.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.    Net Income Available to Common Stockholders Per Share of the Company

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted per-share computations for net income available to common stockholders for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except share and per share amounts)
Numerator:
Income from continuing operations	$58,590	$15,854	$102,592	$26,728
Income from continuing operations attributable to noncontrolling common units of the Operating Partnership	(1,090)	(282)	(1,905)	(442)
Preferred dividends	(3,312)	(3,312)	(6,625)	(6,625)
Allocation to participating securities (1)	(418)	(426)	(833)	(853)
Numerator for basic and diluted income from continuing operations available to common stockholders	53,770	11,834	93,229	18,808
Income from discontinued operations (2)	—	15,289	—	106,347
Income from discontinued operations attributable to noncontrolling common units of the Operating Partnership (2)	—	(321)	—	(2,248)
Numerator for basic and diluted net income available to common stockholders	$53,770	$26,802	$93,229	$122,907
Denominator:
Basic weighted average vested shares outstanding	88,126,187	82,277,845	87,514,878	82,201,615
Effect of dilutive securities	519,681	2,324,487	529,414	2,173,640
Diluted weighted average vested shares and common share equivalents outstanding	88,645,868	84,602,332	88,044,292	84,375,255
Basic earnings per share:
Income from continuing operations available to common stockholders per share	$0.61	$0.14	$1.07	$0.23
Income from discontinued operations per common share (2)	—	0.19	—	1.26
Net income available to common stockholders per share	$0.61	$0.33	$1.07	$1.49
Diluted earnings per share:
Income from continuing operations available to common stockholders per share	$0.61	$0.14	$1.06	$0.22
Income from discontinued operations per common share (2)	—	0.18	—	1.24
Net income available to common stockholders per share	$0.61	$0.32	$1.06	$1.46
________________________

(1)	Participating securities include nonvested shares, certain time-based RSUs and vested market measure-based RSUs.

(2)
The Company adopted ASU 2014-08 effective January 1, 2015 (see Note 1). As a result, properties classified as held for sale and/or disposed of subsequent to January 1, 2015 that do not represent a strategic shift are no longer presented as discontinued operations.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common shares, including stock options, RSUs and other securities are considered in our diluted earnings per share calculation for the three and six months ended June 30, 2015 and 2014, because we reported income from continuing operations attributable to common stockholders in the respective periods and the effect was dilutive. Certain market measure-based RSUs are not included in dilutive securities for the three and six months ended June 30, 2015 and 2014 as not all performance metrics had been met by the end of the applicable reporting periods.

See Note 10 “Share-Based Compensation” for additional information regarding stock options and other share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.    Net Income Available to Common Unitholders Per Unit of the Operating Partnership

The following table reconciles the numerator and denominator in computing the Operating Partnership’s basic and diluted per-unit computations for net income available to common unitholders for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except unit and per unit amounts)
Numerator:
Income from continuing operations	$58,590	$15,854	$102,592	$26,728
Income from continuing operations attributable to noncontrolling interests in consolidated subsidiaries	(72)	(64)	(147)	(129)
Preferred distributions	(3,312)	(3,312)	(6,625)	(6,625)
Allocation to participating securities (1)	(418)	(426)	(833)	(853)
Numerator for basic and diluted income from continuing operations available to common unitholders	54,788	12,052	94,987	19,121
Income from discontinued operations (2)	—	15,289	—	106,347
Income from discontinued operations attributable to noncontrolling common units of the Operating Partnership (2)	—	(13)	—	(13)
Numerator for basic and diluted net income available to common unitholders	$54,788	$27,328	$94,987	$125,455
Denominator:
Basic weighted average vested units outstanding	89,919,357	84,082,045	89,309,718	84,005,942
Effect of dilutive securities	519,681	2,324,487	529,414	2,173,640
Diluted weighted average vested units and common unit equivalents outstanding	90,439,038	86,406,532	89,839,132	86,179,582
Basic earnings per unit:
Income from continuing operations available to common unitholders per unit	$0.61	$0.14	$1.06	$0.23
Income from discontinued operations per common unit (2)	—	0.19	—	1.26
Net income available to common unitholders per unit	$0.61	$0.33	$1.06	$1.49
Diluted earnings per unit:
Income from continuing operations available to common unitholders per unit	$0.61	$0.14	$1.06	$0.22
Income from discontinued operations per common unit (2)	—	0.18	—	1.24
Net income available to common unitholders per unit	$0.61	$0.32	$1.06	$1.46
________________________

(1)	Participating securities include nonvested shares, certain time-based RSUs and vested market measure-based RSUs.

(2)
The Company adopted ASU 2014-08 effective January 1, 2015 (see Note 1). As a result, properties classified as held for sale and/or disposed of subsequent to January 1, 2015 that do not represent a strategic shift are no longer presented as discontinued operations.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common units, including stock options, RSUs and other securities are considered in our diluted earnings per share calculation for the three and six months ended June 30, 2015 and 2014, because we reported income from continuing operations attributable to common unitholders in the respective periods and the effect was dilutive. Certain market measure-based RSUs are not included in dilutive securities for the three and six months ended June 30, 2015 and 2014 as not all performance metrics had been met by the end of the applicable reporting periods.

See Note 10 “Share-Based Compensation” for additional information regarding stock options and other share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.    Subsequent Events

On July 1, 2015, the Company issued 3,773,766 shares of its common stock for net proceeds of $249.6 million through a registered direct placement with an institutional investor.

On July 7, 2015, the Company completed the acquisition of a 3.3 acre land parcel located at 100 Hooper Street in San Francisco, California for a cash purchase price of approximately $78.0 million.

On July 15, 2015, aggregate dividends, distributions and dividend equivalents of $32.0 million were paid to common stockholders and common unitholders of record on June 30, 2015 and RSU holders of record on the payment date.

At June 30, 2015, the Company had a portfolio of six properties located in San Diego, California that were classified as held for sale. The Company completed the sale of these six properties for gross proceeds of $163.0 million on July 15, 2015 (see Note 3). On July 16, 2015, $120.6 million of restricted cash was released from qualified intermediaries in connection with the successful completion of Section 1031 Exchanges. As a result of the aforementioned transactions, as of July 29, 2015, we had approximately $175.0 million of available cash balances and no outstanding borrowings on our unsecured revolving credit facility.

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

Overview and Background

We are a self-administered REIT active in premier office submarkets along the West Coast. We own, develop, acquire and manage real estate assets, consisting primarily of Class A properties in the coastal regions of Los Angeles, Orange County, San Diego County, the San Francisco Bay Area and greater Seattle, which we believe have strategic advantages and strong barriers to entry. We own our interests in all of our properties through the Operating Partnership and the Finance Partnership and generally conduct substantially all of our operations through the Operating Partnership. We owned an approximate 98.0%, 98.0% and 97.9% general partnership interest in the Operating Partnership as of June 30, 2015, December 31, 2014 and June 30, 2014, respectively. All of our properties are held in fee except for the eleven office buildings that are held subject to long-term ground leases for the land.

Factors That May Influence Future Results of Operations

In-Process, Near-Term and Future Development Pipeline. We believe that a significant portion of our long-term future growth will come from the completion of our under construction and in-process development projects as well as executing on our near-term and future development pipeline, including expanding entitlements, subject to market conditions. Over the past three to four years, we increased our focus on development opportunities and expanded our near-term and future development pipeline through targeted acquisitions of development opportunities on the West Coast.

We have a proactive planning process by which we continually evaluate the size, timing, costs and scope of our development program and, as necessary, scale activity to reflect the economic conditions and the real estate fundamentals that exist in our submarkets. We expect to execute on our development program with prudence and will be pursuing opportunities with attractive economic returns in strategic locations with proximity to public transportation or transportation access and retail amenities and in markets with strong fundamentals and visible demand. We plan to develop in phases as appropriate and we generally favor starting projects that are pre-leased.

As of June 30, 2015, our in-process development pipeline consisted of the following seven projects under construction, of which the office space was 58% pre-leased at June 30, 2015.

•
The Exchange on 16th, Mission Bay, San Francisco, California, was acquired in May 2014 and we commenced construction in June 2015. This project encompasses approximately 700,000 gross rentable square feet in four buildings and represents a total estimated investment of approximately $485 million. We expect to deliver the project in the second half of 2017.

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

•
333 Brannan Street, SOMA, San Francisco, California, which we acquired in July 2012. This development project is 100% pre-leased to Dropbox, has a total estimated investment of approximately $105 million and will encompass 185,000 rentable square feet upon completion. Construction is currently in process and is expected to be completed early in the second quarter in 2016.

•
Crossing/900, Redwood City, California, which we acquired in June 2013 with a local partner. This development project is 100% pre-leased to Box, Inc., has a total estimated investment of approximately $190 million and will encompass approximately 339,000 rentable square feet upon completion. Construction is currently in process and is expected to be completed during the fourth quarter of 2015, and the tenant is expected to occupy in phases.

•
Columbia Square, Hollywood, California, which we acquired in September 2012. This development project is comprised of two phases, historical and new office and residential, and is located in the heart of Hollywood, California, two blocks from the corner of Sunset Boulevard and Vine Street. During 2013, we commenced development on both phases comprising approximately 685,000 rentable square feet. The two office components comprising 480,000 square feet have an estimated investment of approximately $300 million and are expected to be completed in phases between the third quarter of 2015 and the first quarter of 2016, and the project is expected to be stabilized in phases between the fourth quarter of 2015 and the first quarter of 2017.

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

In addition, as of the date of this filing, our near-term development pipeline included four additional undeveloped land holdings located in various submarkets in San Diego County, San Francisco Bay Area, Greater Seattle and Los Angeles with an aggregate cost basis of approximately $285.3 million at June 30, 2015, at which we believe we could develop approximately 2.5 million rentable square feet at a total estimated investment of over $1.5 billion, depending on successfully obtaining entitlements and market conditions. These holdings include two development opportunities acquired in 2015, one in February 2015 in Greater Seattle for a cash purchase price of $49.5 million and one in July 2015 in San Francisco for a cash purchase price of $78.0 million.

The following table sets forth information about our near-term development pipeline as of the date of this filing.

Near-Term Development Pipeline (1)	Location	Potential Start Date (2)	Approx. Developable Square Feet	Total Estimated Investment	Total Costs as of 6/30/2015 (3)

100 Hooper (4)	San Francisco	2015	400,000	$250	$—
Academy Project	Hollywood	2016	500,000	300	56.7
333 Dexter (5)	South Lake Union	2016	700,000	375	54.6
One Paseo	Del Mar	2016	TBD	TBD	174.0
Total Near-Term Development Pipeline					$285.3
________________________

(1)
Project timing, costs and scope are based on information and market intelligence as we know it today. Any significant shifts in the economy, our markets, tenant demand, construction costs, new office supply, regulatory and entitlement processes may impact the project timing, costs and scope.

(2)
Potential start dates assume successfully obtaining all entitlements and approvals necessary to commence construction. Actual commencement is subject to extensive consideration of market conditions and economic factors. 100 Hooper is fully-entitled with Proposition M allocation.

(3)	Represents cash paid and costs incurred as of June 30, 2015.

(4)
In July 2015, the Company closed on a fully-entitled 3.3 acre site for approximately $78 million in cash in the SOMA district San Francisco. The Company will develop and own two large floor plate, concrete buildings totaling approximately 400,000 square feet consisting of office space and PDR space.

(5)
In the first quarter of 2015, the Company closed on four adjacent parcels in the South Lake Union district for a total purchase price of $49.5 million and approximately $2.4 million in transaction costs and accrued liabilities.

As of June 30, 2015, our longer term future development pipeline included additional undeveloped land holdings located in various submarkets in San Diego County and San Francisco Bay Area with an aggregate cost basis of approximately $216.1 million at June 30, 2015, which we believe we could develop more than 2.5 million rentable square feet, depending on successfully obtaining entitlements and market conditions.

Increases in our development activities could continue to cause an increase in the average development asset balances qualifying for interest and other carry cost capitalization in future periods. For the three and six months ended June 30, 2015, we capitalized $12.3 million and $23.2 million, respectively, of interest to our qualifying development projects. For the three and six months ended June 30, 2014, we capitalized, $11.8 million and $22.5 million, respectively, of interest to our qualifying development projects. For the three and six months ended June 30, 2015, we capitalized $3.7 million and $7.2 million, respectively, of internal costs to our qualifying redevelopment and development projects. For the three and six months ended June 30, 2014, we capitalized, $2.6 million and $5.3 million respectively, of internal costs to our qualifying redevelopment and development projects.

Development Acquisitions. During the six months ended June 30, 2015, we acquired one future development opportunity in Greater Seattle for a purchase price of $49.5 million. The project is comprised of four parcels located at 330, 333, 401 Dexter Avenue North and 400 Aurora Avenue North, aggregating approximately 2.4 acres in the South Lake Union submarket of Seattle. In addition, in July 2015, we acquired an additional future development opportunity in San Francisco for a cash purchase price of $78.0 million. The 3.3-acre site, located at 100 Hooper Street, is fully designed and entitled for the development of a low-rise, mixed-use creative campus that will consist of approximately 450,000 square feet. We presently intend to use this land site to develop, own and manage a project of up to approximately 400,000 square feet of office and production, distribution and repair (“PDR”) space, in accordance with existing zoning requirements. As part of the transaction, the land will be sub-divided and an additional approximately 50,000 square feet of stand-alone PDR space is expected to be owned and managed by a non-profit entity. During 2014, we acquired five office buildings in two transactions for an aggregate purchase price of approximately $206.6 million and three undeveloped land sites, including two adjacent land sites, in three transactions with an aggregate purchase price of approximately $166.0 million. We generally finance our acquisitions through proceeds from the issuance of debt and equity securities, borrowings under our unsecured revolving credit facility, proceeds from our capital recycling program, the assumption of existing debt and cash flows from operations.

As a component of our growth strategy, we continue to evaluate value-add acquisition opportunities and remain a disciplined buyer of development opportunities and operating properties. We continue to focus on value-add opportunities in West Coast markets populated by knowledge and creative based tenants in a variety of industries, including technology, media, healthcare, entertainment and professional services. We cannot provide assurance that we will complete additional future acquisitions. In the future, we may enter into agreements to acquire additional properties or undeveloped land, either as wholly owned properties or through joint ventures, and those agreements typically will be subject to the satisfaction of closing conditions. We cannot provide assurance that we will enter into any agreements to acquire properties, or undeveloped land, or that the potential acquisitions contemplated by any agreements we may enter into in the future will be completed.

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

In connection with our capital recycling strategy, during the six months ended June 30, 2015, we completed the sale of one property located in Redmond, Washington, three properties located in San Diego, California, and one land parcel in Irvine, California to unaffiliated third parties for gross sales proceeds of $172.2 million. The land parcel was classified as held for sale as of December 31, 2014. In addition, as of June 30, 2015, we classified six properties located in San Diego, California as held for sale. These properties were sold on July 15, 2015 for total gross proceeds of approximately $163.0 million. During 2014, we completed the sale of 17 properties and one undeveloped land parcel to unaffiliated third parties in six separate transactions for gross sales proceeds totaling approximately $432.6 million.

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

Leasing Activity and Changes in Rental Rates. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following tables set forth certain information regarding leasing activity for our stabilized portfolio during the six months ended June 30, 2015.

Information on Leases Commenced and Executed

For Leases Commenced

	1st & 2nd Generation (1)				2nd Generation (1)
	Number of Leases (2)		Rentable Square Feet (2)		TI/LC per Sq. Ft. (3)	Changes in Rents (4)(5)	Changes in Cash Rents (6)	Retention Rates (7)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Three Months Ended June 30, 2015	23	16	190,830	73,695	$53.28	38.3%	26.8%	48.7%	68
Six Months Ended June 30, 2015	39	36	444,996	255,988	44.92	27.6%	17.3%	54.9%	70

For Leases Executed (8)

	1st & 2nd Generation (1)				2nd Generation (1)
	Number of Leases (2)		Rentable Square Feet (2)		TI/LC per Sq. Ft. (3)	Changes in Rents (4)(5)	Changes in Cash Rents (6)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Three Months Ended June 30, 2015	18	16	174,116	73,695	$43.31	30.5%	19.7%	68
Six Months Ended June 30, 2015	40	36	389,348	260,637	41.66	27.8%	18.6%	64
________________________

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

(5)
Excludes commenced and executed leases of approximately 45,167 and 14,274 square feet, respectively, for the three months ended June 30, 2015 and 167,705 and 55,739 rentable square feet, respectively, for the six months ended June 30, 2015, for which the space was vacant longer than one year or being leased for the first time. Space vacant for more than one year is excluded from our change in rents calculations to provide a meaningful market comparison.

(6)
Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. Excludes leases for which the space was vacant longer than one year or vacant when the property was acquired.

(7)	Calculated as the percentage of space either renewed or expanded into by existing tenants or subtenants at lease expiration.

(8)
For the three months ended June 30, 2015, 13 leases totaling 134,040 rentable square feet were signed but not commenced as of June 30, 2015. For the six months ended June 30, 2015, 18 new leases totaling 233,936 rentable square feet were signed but not commenced as of June 30, 2015.

As of June 30, 2015, we believe that the weighted average cash rental rates for our stabilized portfolio, including recently acquired operating properties, are slightly higher than 10% below the current average market rental rates, although individual properties within any particular submarket presently may be leased either above, below, or at the current market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our portfolio.

In general, market rental rates have continued to increase in the majority of our submarkets over the last several quarters. Our rental rates and occupancy are impacted by general economic conditions and regional market fundamentals, including the pace of regional economic growth and access to capital. Therefore, we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current market rates. Additionally, decreased demand and other negative trends or unforeseeable events that impair our ability to timely renew or re-lease space could have further negative effects on our future financial condition, results of operations and cash flows.

Scheduled Lease Expirations. The following table sets forth certain information regarding our lease expirations for our stabilized portfolio for the remainder of 2015 and the next five years.

Lease Expirations (1)

Year of Lease Expiration	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (2)	% of Total Annualized Base Rent (2)	Annualized Base Rent per Sq. Ft. (2)
				(in thousands)
Remainder of 2015	56	704,126	5.7%	$20,885	4.4%	$29.66
2016	94	826,120	6.7%	25,394	5.5%	30.74
2017	108	1,781,717	14.5%	60,616	13.1%	34.02
2018	73	1,348,672	10.9%	54,156	11.7%	40.16
2019	81	1,482,063	12.0%	53,931	11.8%	36.39
2020	83	1,847,726	15.0%	68,181	14.8%	36.90
Total	495	7,990,424	64.8%	$283,163	61.3%	$35.44
________________________

(1)
The information presented for all lease expiration activity reflects leasing activity through June 30, 2015 for our stabilized portfolio. For leases that have been renewed early or space that has been re-leased to a new tenant, the expiration date and annualized base rent information presented takes into consideration the renewed or re-leased lease terms. Excludes space leased under month-to-month leases, intercompany leases, vacant space and lease renewal options not executed as of June 30, 2015.

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

In addition to the 0.4 million rentable square feet, or 3.3%, of currently available space in our stabilized portfolio, leases representing approximately 5.7% and 6.7% of the occupied square footage of our stabilized portfolio are scheduled to expire during 2015 and 2016, respectively. The leases scheduled to expire during the remainder of 2015 and in 2016 represent approximately 1.5 million rentable square feet or 9.9% of our total annualized base rental revenue. We believe that the weighted average cash rental rates are slightly higher than 10% below the current average market rental rates for leases scheduled to expire during the remainder of 2015 and in 2016, although individual properties within any particular submarket presently may be leased either above, below, or at the current quoted market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our overall portfolio. Our ability to re-lease available space depends upon both general market conditions and the market conditions in the specific regions in which individual properties are located.

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

As of June 30, 2015, there was approximately $40.3 million of total unrecognized compensation cost related to outstanding nonvested shares of restricted common stock, RSUs and stock options issued under share-based compensation arrangements. Those costs are expected to be recognized over a weighted-average period of 2.3 years. The $40.3 million of unrecognized compensation cost does not reflect the future compensation cost for any potential share-based awards that may be issued. Share-based compensation expense for potential future awards could be affected by our operating and development performance, financial results, stock price, performance against applicable performance-based vesting goals, market conditions and other factors.

Stabilized Portfolio Information

As of June 30, 2015, our stabilized portfolio was comprised of 101 office properties encompassing an aggregate of approximately 13.1 million rentable square feet. Our stabilized portfolio includes all of our properties with the exception of development and redevelopment properties currently under construction or committed for construction, “lease-up” properties, real estate assets held for sale and undeveloped land. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We had no redevelopment properties as of June 30, 2015. We define lease-up properties as properties we recently developed or redeveloped that have not yet reached 95% occupancy and are within one year following cessation of major construction activities. There were no operating properties in “lease-up” as of June 30, 2015. Our stabilized portfolio also excludes our near-term and future development pipeline, which as of the date of this filing was comprised of ten development sites, representing approximately 103 gross acres of undeveloped land on which we believe we have the potential to develop over 5.0 million square feet of office space, depending upon economic conditions.

As of June 30, 2015, the following properties were excluded from our stabilized portfolio:

	Number of Properties/Projects	Estimated Rentable Square Feet
Properties held for sale (1)	6	539,823
Development projects under construction (2)	7	2,432,000
________________________

(1)	Includes six properties located in the Sorrento Mesa submarket of San Diego, California. For additional information see Note 3.

(2)	Estimated rentable square feet upon completion.

The following table reconciles the changes in the rentable square feet in our stabilized portfolio of operating properties from June 30, 2014 to June 30, 2015:

	Number of Buildings	Rentable Square Feet
Total as of June 30, 2014	105	13,189,326
Acquisitions (1)	4	266,982
Completed development projects placed in-service	5	928,342
Dispositions and properties held for sale	(13)	(1,342,678)
Remeasurement	—	8,975
Total as of June 30, 2015	101	13,050,947
________________________

(1)	Excludes redevelopment and development property acquisitions.

Occupancy Information

The following table sets forth certain information regarding our stabilized portfolio:

Stabilized Portfolio Occupancy

Region	Number of Buildings	Rentable Square Feet	Occupancy at (1)
			6/30/2015	3/31/2015	12/31/2014
Los Angeles and Ventura Counties	27	3,505,514	95.4%	94.3%	92.8%
Orange County	1	271,556	98.1%	96.0%	98.7%
San Diego	37	3,317,985	95.5%	95.8%	90.9%
San Francisco Bay Area	24	3,889,753	98.5%	97.3%	97.3%
Greater Seattle	12	2,066,139	97.0%	97.5%	98.1%
Total Stabilized Portfolio	101	13,050,947	96.7%	96.1%	94.4%

	Average Occupancy
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stabilized Portfolio(1)	96.5%	92.5%	95.9%	92.8%
Same Store Portfolio(2)	95.9%	94.9%	95.7%	94.7%
________________________

(1)	Occupancy percentages reported are based on our stabilized office portfolio as of the end of the period presented, and excludes occupancy percentages of properties held for sale.

(2)
Occupancy percentages reported are based on office properties owned and stabilized as of January 1, 2014 and still owned and stabilized as of June 30, 2015, and excludes occupancy percentages of properties held for sale at June 30, 2015. See discussion under “Results of Operations” for additional information.

Our stabilized portfolio was 96.7% occupied as of June 30, 2015 with 704,126 square feet scheduled to expire during the remainder of 2015.

Significant Tenants(1)

The following table sets forth information about our fifteen largest tenants based upon annualized rental revenues as of June 30, 2015.

Tenant Name	Annualized Base Rental Revenue ($ in thousands)	Rentable Square Feet	Percentage of Total Annualized Base Rental Revenue	Percentage of Total Rentable Square Feet

LinkedIn Corporation (2)	$28,344	663,239	6.1%	5.1%
DIRECTV, LLC	22,467	667,852	4.9%	5.1%
Synopsys, Inc.	15,492	340,913	3.4%	2.6%
Bridgepoint Education, Inc.	15,066	322,342	3.3%	2.5%
Intuit, Inc.	13,489	465,812	2.9%	3.6%
Delta Dental of California	10,313	188,143	2.2%	1.4%
AMN Healthcare, Inc.	9,001	176,075	2.0%	1.3%
Scan Group (3)	7,010	218,742	1.5%	1.7%
Concur Technologies	6,562	183,279	1.4%	1.4%
Group Health Cooperative	6,372	183,422	1.4%	1.4%
Neurocrine Biosciences, Inc.	6,366	140,591	1.4%	1.1%
Institute for Systems Biology	6,207	140,605	1.3%	1.1%
Fish & Richardson, P.C.	6,071	139,547	1.3%	1.1%
Pac-12 Enterprises, LLC	5,603	131,749	1.2%	1.0%
AppDynamics, Inc.	5,435	83,549	1.2%	0.6%
Total Top Fifteen Tenants	$163,798	4,045,860	35.5%	31.0%
________________________

(1)	The information presented is as of June 30, 2015 and excludes properties held for sale at June 30, 2015. See Note 3, "Real Estate Assets Held for Sale and Dispositions"

(2)	In January 2015, Apple subleased 431,000 square feet of office space from LinkedIn for the remaining term of the lease (approximately twelve years).

(3)	The Company has entered into leases with various affiliates of the tenant.

Current Regional Information

The West Coast real estate markets in which we operate continue to strengthen, driven by improving economic conditions, net positive job growth and rising business confidence and expansion, especially among the region's technology, social media, entertainment, life science and communication industries.

San Francisco Bay Area. In the second quarter of 2015, the San Francisco Bay Area market continued to outperform most U.S. real estate markets and continues to be led by the strength in the technology sector. Rental growth remains strong as supply of large blocks of space remains limited. As of June 30, 2015, our San Francisco Bay Area stabilized portfolio of 3.9 million rentable square feet was 98.5% occupied with approximately 58,000 available rentable square feet, compared to 97.3% occupied with approximately 104,000 available rentable square feet as of December 31, 2014. As of June 30, 2015, we were 98.9% leased in the San Francisco Bay Area.

As of June 30, 2015, leases representing an aggregate of approximately 135,000 and 118,000 rentable square feet are scheduled to expire during the remainder of 2015 and in 2016, respectively, in this region. The aggregate rentable square feet under leases scheduled to expire during the remainder of 2015 and in 2016 represents approximately 2.0% of our occupied rentable square feet and 2.2% of our annualized base rental revenues in our total stabilized portfolio as of June 30, 2015.

Greater Seattle. During the second quarter of 2015, Greater Seattle continued to see an increase in asking rents. As of June 30, 2015, our greater Seattle stabilized portfolio of 2.1 million rentable square feet was 97.0% occupied with approximately 61,000 available rentable square feet, compared to 98.1% occupied with approximately 43,000 available rentable square feet as of December 31, 2014. As of June 30, 2015, we were 97.6% leased in the Greater Seattle Area.

As of June 30, 2015, leases representing an aggregate of approximately 155,000 and 98,000 rentable square feet are scheduled to expire during the remainder of 2015 and in 2016, respectively, in this region. The aggregate rentable square feet under leases scheduled to expire during the remainder of 2015 and in 2016 represents approximately 2.0% of our occupied rentable square feet and 1.2% of our annualized base rental revenues in our total stabilized portfolio as of June 30, 2015.

San Diego County. San Diego continued to show increases in rental rates during the second quarter of 2015 driven by the diversification of its economy, including scientific research and development, tourism, defense and professional services. Our San Diego County stabilized portfolio of 3.3 million rentable square feet was 95.5% occupied with approximately 150,000 available rentable square feet as of June 30, 2015 compared to 90.9% occupied with approximately 386,000 available rentable square feet as of December 31, 2014. The increase in occupancy is primarily due to the sale of three of the San Diego Portfolio - Tranche 1 properties during the six months ended June 30, 2015. As of June 30, 2015, we were 96.5% leased in San Diego County.

As of June 30, 2015, leases representing an aggregate of approximately 231,000 and 296,000 rentable square feet are scheduled to expire during the remainder of 2015 and in 2016, respectively, in this region. The aggregate rentable square feet under leases scheduled to expire during the remainder of 2015 and in 2016 represents approximately 4.3% of our occupied rentable square feet and 2.9% of our annualized base rental revenues in our total stabilized portfolio as of June 30, 2015.

Los Angeles and Ventura Counties. During the second quarter of 2015, the Los Angeles market continued to strengthen, driven by the creative industries of technology and entertainment, which are seeing the largest rental increases. Our Los Angeles and Ventura Counties stabilized portfolio of 3.5 million rentable square feet was 95.4% occupied with approximately 161,000 available rentable square feet as of June 30, 2015 compared to 92.8% occupied with approximately 252,000 available rentable square feet as of December 31, 2014. The increase in occupancy is primarily due to the commencement of one new lease encompassing 77,000 square feet. Across our Los Angeles portfolio, as of June 30, 2015, we were 95.8% leased.

As of June 30, 2015, leases representing an aggregate of approximately 177,000 and 294,000 rentable square feet are scheduled to expire during the remainder of 2015 and in 2016, respectively, in this region. The aggregate rentable square feet under the leases scheduled to expire in this region during the remainder of 2015 and in 2016 represents approximately 3.8% of our occupied rentable square feet and 3.4% of our annualized base rental revenues in our total stabilized portfolio as of June 30, 2015.

Results of Operations

Net Operating Income

Management internally evaluates the operating performance and financial results of our stabilized portfolio based on Net Operating Income from continuing operations. We define “Net Operating Income” as operating revenues (rental income, tenant reimbursements, and other property income) less operating expenses (property expenses, real estate taxes, provision for bad debts, and ground leases). As a result of the Company’s adoption of the new discontinued operations accounting guidance (see Note 1 to our consolidated financial statements included in this report for additional information), for the quarter ended June 30, 2015, Net Operating Income from continuing operations includes the Net Operating Income for the four properties disposed of in 2015 and the six properties held for sale at June 30, 2015. For the quarter ended June 30, 2014, Net Operating income from continuing operations does not include the Net Operating Income for properties held for sale or disposed of in prior years because properties classified as held for sale and/or disposed of prior to January 1, 2015 will continue to be presented in discontinued operations for prior periods presented.

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

Management further evaluates Net Operating Income by evaluating the performance from the following property groups:

•
Same Store Properties – which includes the results of all of the office properties that were owned and included in our stabilized portfolio for two comparable reporting periods, i.e., owned and included in our stabilized portfolio as of January 1, 2014 and still owned and included in the stabilized portfolio as of June 30, 2015;

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

•
Held for Sale, Disposition and Other Properties – which includes the results for both periods presented of the four properties disposed of in 2015 and the six properties held for sale at June 30, 2015 and expenses for certain of our in-process, near-term and future development projects.

The following table sets forth certain information regarding the property groups within our stabilized portfolio as of June 30, 2015:

Group	# of Buildings	Rentable Square Feet
Same Store Properties	90	11,285,022
Stabilized Development and Redevelopment Properties	6	1,358,338
Acquisition Properties	5	407,587
Total Stabilized Portfolio (1)	101	13,050,947
_______________

(1)	The stabilized portfolio excludes six properties held for sale that encompass 539,823 rentable square feet at June 30, 2015.

Comparison of the Three Months Ended June 30, 2015 to the Three Months Ended June 30, 2014

The following table summarizes our Net Operating Income from continuing operations, as defined, for our total portfolio for the three months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Dollar Change	Percentage Change
	2015	2014
	($ in thousands)
Reconciliation to Net Income:
Net Operating Income, as defined	$106,071	$90,510	$15,561	17.2%
Unallocated (expense) income:
General and administrative expenses	(12,633)	(11,857)	(776)	6.5
Acquisition-related expenses	(265)	(609)	344	(56.5)
Depreciation and amortization	(51,658)	(50,079)	(1,579)	3.2
Interest income and other net investment gain	511	419	92	22.0
Interest expense	(14,864)	(16,020)	1,156	(7.2)
Gain on sale of land	—	3,490	(3,490)	(100.0)
Gains on sales of depreciable operating properties	31,428	—	31,428	100.0
Income from continuing operations	58,590	15,854	42,736	269.6
Income from discontinued operations (1)	—	15,289	(15,289)	(100.0)
Net income	$58,590	$31,143	$27,447	88.1%
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

The following tables summarize our Net Operating Income, as defined, for our total portfolio for the three months ended June 30, 2015 and 2014.

	Three Months Ended June 30,
	2015					2014
	Same Store	Stabilized Develop-ment & Redevel-opment	Acquisition Properties	2015 Held for Sale, Dispositi-ons & Other	Total	Same Store	Stabilized Develop-ment & Redevel-opment	Acquisition Properties	2015 Held for Sale, Dispositi-ons & Other	Total
	(in thousands)
Operating revenues:
Rental income	$107,196	$16,702	$3,908	$3,644	$131,450	$102,126	$5,111	$1,897	$4,458	$113,592
Tenant reimbursements	10,934	2,272	598	370	14,174	9,640	205	106	583	10,534
Other property income	600	—	—	3	603	2,885	(4)	—	171	3,052
Total	118,730	18,974	4,506	4,017	146,227	114,651	5,312	2,003	5,212	127,178
Property and related expenses:
Property expenses	24,564	1,275	279	748	26,866	23,202	876	62	1,024	25,164
Real estate taxes	9,591	2,039	327	473	12,430	9,315	542	45	829	10,731
Provision for bad debts	221	(99)	—	(75)	47	—	—	—	—	—
Ground leases	813	—	—	—	813	773	—	—	—	773
Total	35,189	3,215	606	1,146	40,156	33,290	1,418	107	1,853	36,668
Net Operating Income, as defined	$83,541	$15,759	$3,900	$2,871	$106,071	$81,361	$3,894	$1,896	$3,359	$90,510

	Three Months Ended June 30, 2015 as compared to the Three Months Ended June 30, 2014
	Same Store		Stabilized Development & Redevelopment		Acquisition Properties		2015 Held for Sale, Dispositions & Other		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income	$5,070	5.0%	$11,591	226.8%	$2,011	106.0%	$(814)	(18.3)%	$17,858	15.7%
Tenant reimbursements	1,294	13.4	2,067	1,008.3	492	464.2	(213)	(36.5)	3,640	34.6
Other property income	(2,285)	(79.2)	4	100.0	—	—	(168)	(98.2)	(2,449)	(80.2)
Total	4,079	3.6	13,662	257.2	2,503	125.0	(1,195)	(22.9)	19,049	15.0
Property and related expenses:
Property expenses	1,362	5.9	399	45.5	217	350.0	(276)	(27.0)	1,702	6.8
Real estate taxes	276	3.0	1,497	276.2	282	626.7	(356)	(42.9)	1,699	15.8
Provision for bad debts	221	100.0	(99)	(100.0)	—	—	(75)	(100.0)	47	100.0
Ground leases	40	5.2	—	—	—	—	—	—	40	5.2
Total	1,899	5.7	1,797	126.7	499	466.4	(707)	(38.2)	3,488	9.5
Net Operating Income, as defined	$2,180	2.7%	$11,865	304.7%	$2,004	105.7%	$(488)	(14.5)%	$15,561	17.2%

Net Operating Income increased $15.6 million, or 17.2%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 primarily resulting from:

•	An increase of $2.2 million attributable to the Same Store Properties primarily resulting from:

•	An increase in rental income of $5.1 million primarily due to the following:

◦	$2.9 million increase due to new leases at higher rates primarily in the San Francisco Bay Area and Greater Seattle regions;

◦	$1.2 million increase due to an increase in occupancy primarily in the Los Angeles and San Diego regions; and

◦	$0.4 million increase due to an increase in parking income resulting from increased occupancy at certain of our buildings;

•	An increase in tenant reimbursements of $1.3 million primarily due to higher current year recurring property operating expenses and property taxes;

•	A partially offsetting decrease in other property income of $2.3 million due to lease termination fees recognized mainly from one tenant during the three months ended June 30, 2014; and

•
An offsetting increase in property and related expenses of $1.9 million primarily resulting from an increase in property expenses due to an increase in repairs and maintenance, security, parking, property taxes, and various other reimbursable expenses;

•
An increase of $11.9 million attributable to the Stabilized Development and Redevelopment Properties primarily attributable to the properties completed and/or stabilized in September and October of 2014; and

•	An increase of $2.0 million attributable to the Acquisition Properties.

Other Expenses and Income

General and Administrative Expenses

General and administrative expenses increased by approximately $0.8 million, or 6.5%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase was primarily attributable to an increase in payroll and administrative costs due to increased headcount related to the growth of the Company.

Depreciation and Amortization

Depreciation and amortization increased by approximately $1.6 million, or 3.2%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, primarily related to increases in the Stabilized Development and Redevelopment Properties of $3.6 million and the Acquisition Properties of $0.8 million, partially offset by a decrease of $2.7 million due to sold properties.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts/premiums and loan cost amortization, net of capitalized interest, including capitalized debt discounts/premiums and loan cost amortization for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015	2014	Dollar Change	Percentage Change
	(in thousands)
Gross interest expense	$27,187	$27,770	$(583)	(2.1)%
Capitalized interest and loan fees	(12,323)	(11,750)	(573)	4.9%
Interest expense	$14,864	$16,020	$(1,156)	(7.2)%

Gross interest expense, before the effect of capitalized interest, decreased $0.6 million, or 2.1%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 due to a decrease in our weighted average interest rate (including loan fee amortization) from 5.0% at June 30, 2014 to 4.6% at June 30, 2015 primarily due to the repayment of the Company's 4.25% Exchangeable Notes in November 2014. Capitalized interest and loan fees increased $0.6 million, or 4.9%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase was primarily attributable to an increase in our development, which resulted in higher average asset balances qualifying for interest capitalization.

Comparison of the Six Months Ended June 30, 2015 to the Six Months Ended June 30, 2014

The following table summarizes our Net Operating Income from continuing operations, as defined, for our total portfolio for the six months ended June 30, 2015 and 2014.

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2015	2014
	($ in thousands)
Reconciliation to Net Income:
Net Operating Income, as defined	$213,706	$178,034	$35,672	20.0%
Unallocated (expense) income:
General and administrative expenses	(25,401)	(22,668)	(2,733)	12.1
Acquisition-related expenses	(393)	(837)	444	(53.0)
Depreciation and amortization	(103,145)	(98,615)	(4,530)	4.6
Interest income and other net investment gain	871	596	275	46.1
Interest expense	(31,742)	(33,272)	1,530	(4.6)
Gain on sale of land	17,268	3,490	13,778	394.8
Gains on sales of depreciable operating properties	31,428	—	31,428	100.0
Income from continuing operations	102,592	26,728	75,864	283.8
Income from discontinued operations	—	106,347	(106,347)	(100.0)
Net income	$102,592	$133,075	$(30,483)	(22.9)%

The following tables summarize our Net Operating Income, as defined, for our total portfolio for the six months ended June 30, 2015 and 2014.

	Six Months Ended June 30,
	2015					2014
	Same Store	Stabilized Develop-ment & Redevel-opment	Acquisition Properties	2015 Held for Sale, Dispositi-ons & Other	Total	Same Store	Stabilized Develop-ment & Redevel-opment	Acquisition Properties	2015 Held for Sale, Dispositi-ons & Other	Total
	(in thousands)
Operating revenues:
Rental income	$212,578	$33,252	$7,806	$8,746	$262,382	$202,265	$9,461	$2,304	$9,660	$223,690
Tenant reimbursements	21,876	4,362	1,083	1,278	28,599	20,256	398	128	1,271	22,053
Other property income	1,325	—	—	3	1,328	5,020	—	—	173	5,193
Total	235,779	37,614	8,889	10,027	292,309	227,541	9,859	2,432	11,104	250,936
Property and related expenses:
Property expenses	46,642	2,667	527	1,744	51,580	46,270	1,524	65	1,788	49,647
Real estate taxes	19,237	3,989	648	1,271	25,145	19,032	1,022	54	1,612	21,720
Provision for bad debts	440	(98)	—	(53)	289	—	—	—	—	—
Ground leases	1,589	—	—	—	1,589	1,535	—	—	—	1,535
Total	67,908	6,558	1,175	2,962	78,603	66,837	2,546	119	3,400	72,902
Net Operating Income, as defined	$167,871	$31,056	$7,714	$7,065	$213,706	$160,704	$7,313	$2,313	$7,704	$178,034

	Six Months Ended June 30, 2015 as compared to the Six Months Ended June 30, 2014
	Same Store		Stabilized Development & Redevelopment		Acquisition Properties		2015 Held for Sale, Dispositions & Other		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income	$10,313	5.1%	$23,791	251.5%	$5,502	238.8%	$(914)	(9.5)%	$38,692	17.3%
Tenant reimbursements	1,620	8.0	3,964	996.0	955	746.1	7	0.6	6,546	29.7
Other property income	(3,695)	(73.6)	—	—	—	—	(170)	(98.3)	(3,865)	(74.4)
Total	8,238	3.6	27,755	281.5	6,457	265.5	(1,077)	(9.7)	41,373	16.5
Property and related expenses:
Property expenses	372	0.8	1,143	75.0%	462	710.8	(44)	(2.5)	1,933	3.9
Real estate taxes	205	1.1	2,967	290.3	594	1,100.0	(341)	(21.2)	3,425	15.8
Provision for bad debts	440	100.0	(98)	(100.0)	—	—	(53)	(100.0)	289	100.0
Ground leases	54	3.5	—	—	—	—	—	—	54	3.5
Total	1,071	1.6	4,012	157.6	1,056	887.4	(438)	(12.9)	5,701	7.8
Net Operating Income, as defined	$7,167	4.5%	$23,743	324.7%	$5,401	233.5%	$(639)	(8.3)%	$35,672	20.0%

Net Operating Income increased $35.7 million, or 20.0%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 primarily resulting from:

•	An increase of $7.2 million attributable to the Same Store Properties primarily resulting from:

•	An increase in rental income of $10.3 million primarily due to the following:

◦	$9.2 million increase due to increased occupancy and new leases at higher rates;

◦	$0.4 million increase due to amortization of tenant funded tenant improvements; and

◦	$0.5 million increase in parking income resulting from increased occupancy at certain of our buildings;

•	An increase in tenant reimbursements of $1.6 million primarily due to higher reimbursable property expenses and real estate taxes;

•
A partially offsetting decrease in other property income of $3.7 million primarily due to $4.2 million of lease termination fees recognized during the six months ended June 30, 2014 as compared to $0.2 million of lease termination fees recognized during the six months ended June 30, 2015;

•	A partially offsetting increase in property and related expenses of $1.1 million primarily resulting from:

•	An increase of $0.4 million in property expenses primarily resulting from:

◦	$1.7 million increase in certain recurring operating costs related to security, parking, other contract services, repairs and maintenance, and various other reimbursable expenses;

◦	$0.3 million increase in various other non-reimbursable expenses;

◦	Partially offsetting decreases of $0.7 million due to an insurance reimbursement received in 2015 and $1.0 million of non-recurring legal fees incurred in 2014; and

•	An increase of $0.2 million in real estate taxes primarily as a result of lower property tax refunds received in 2014 that related to prior periods.

•	An increase of $23.7 million attributable to the Stabilized Development and Redevelopment Properties; and

•	An increase of $5.4 million attributable to the Acquisition Properties.

Other Expenses and Income

General and Administrative Expenses

General and administrative expenses increased $2.7 million, or 12.1%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase was primarily attributable to an increase in payroll and administrative costs due to increased headcount related to the growth of the Company.

Depreciation and Amortization

Depreciation and amortization increased by $4.5 million, or 4.6%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily related to the Acquisition Properties and Stabilized Development and Redevelopment Properties.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts/premiums and loan cost amortization, net of capitalized interest, including capitalized debt discounts/premiums and loan cost amortization for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014	Dollar Change	Percentage Change
	(in thousands)
Gross interest expense	$54,936	$55,804	$(868)	(1.6)%
Capitalized interest and loan fees	(23,194)	(22,532)	(662)	2.9%
Interest expense	$31,742	$33,272	$(1,530)	(4.6)%

Gross interest expense, before the effect of capitalized interest, decreased $0.9 million, or 1.6%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 due to a decrease in our weighted average interest rate (including loan fee amortization) primarily due to the repayment of the Company's 4.25% Exchangeable Notes in November 2014. Capitalized interest and loan fees increased $0.7 million, or 2.9%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase was primarily attributable to an increase in our development, which resulted in higher average asset balances qualifying for interest capitalization.

Liquidity and Capital Resources of the Company

In this “Liquidity and Capital Resources of the Company” section, the term the “Company” refers only to Kilroy Realty Corporation on an unconsolidated basis and excludes the Operating Partnership and all other subsidiaries.

The Company’s business is operated primarily through the Operating Partnership. Distributions from the Operating Partnership are the Company’s primary source of capital. The Company believes the Operating Partnership’s sources of working capital, specifically its cash flow from operations and borrowings available under its unsecured revolving credit facility, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its preferred and common stockholders for the next twelve months. Cash flows from operating activities generated by the Operating Partnership for the six months ended June 30, 2015 were sufficient to cover the Company’s payment of cash dividends to its stockholders. However, there can be no assurance that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distributions to the Company. The unavailability of capital could adversely affect the Operating Partnership’s ability to make distributions to the Company, which would in turn, adversely affect the Company’s ability to pay cash dividends to its stockholders.

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

On May 21, 2015, the Board of Directors declared a regular quarterly cash dividend of $0.35 per share of common stock payable on July 15, 2015 to stockholders of record on June 30, 2015 and caused a $0.35 per Operating Partnership unit cash distribution to be paid in respect of the Operating Partnership’s common limited partnership interests, including those owned by the Company. The total cash quarterly dividends and distributions paid on July 15, 2015 was $31.6 million.

On May 21, 2015, the Board of Directors declared a dividend of $0.42969 per share on the Series G Preferred Stock and $0.39844 per share on the Series H Preferred Stock for the period commencing on and including May 15, 2015 and ending on and including August 14, 2015. The dividend will be payable on August 15, 2015 to Series G Preferred and Series H Preferred stockholders of record on July 31, 2015. The quarterly dividends payable on August 15, 2015 to Series G and Series H Preferred stockholders is expected to total $3.3 million.

Debt Covenants

The covenants contained within the unsecured revolving credit facility, unsecured term loan facility and unsecured term loan generally prohibit the Company from paying dividends in excess of 95% of FFO.

Capitalization

As of June 30, 2015, our total debt as a percentage of total market capitalization was 27.4% and our total debt and liquidation value of our preferred equity as a percentage of total market capitalization was 29.8%, which was calculated based on the closing price per share of the Company’s common stock of $67.15 on June 30, 2015 as shown in the following table:

	Shares/Units at June 30, 2015	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
	($ in thousands)
Debt:
Unsecured Revolving Credit Facility		$100,000	1.2%
Unsecured Term Loan Facility		150,000	1.7
Unsecured Term Loan		39,000	0.4
Unsecured Senior Notes due 2015 (1)		325,000	3.8
Unsecured Senior Notes due 2018 (1)		325,000	3.8
Unsecured Senior Notes due 2020 (1)		250,000	2.9
Unsecured Senior Notes due 2023 (1)		300,000	3.5
Unsecured Senior Notes due 2029 (1)		400,000	4.6
Secured debt (1)		471,252	5.5
Total debt		2,360,252	27.4
Equity and Noncontrolling Interests:
6.875% Series G Cumulative Redeemable Preferred stock (2)	4,000,000	100,000	1.2
6.375% Series H Cumulative Redeemable Preferred stock (2)	4,000,000	100,000	1.2
Common limited partnership units outstanding (3)(4)	1,793,170	120,411	1.4
Common shares outstanding (4)	88,405,632	5,936,438	68.8
Total equity and noncontrolling interests		6,256,849	72.6
Total Market Capitalization		$8,617,101	100.0%
________________________

(1)
Represents gross aggregate principal amount due at maturity before the effect of net unamortized premiums as of June 30, 2015. The aggregate net unamortized premiums totaled approximately $2.6 million as of June 30, 2015.

(2)	Value based on $25.00 per share liquidation preference.

(3)	Represents common units not owned by the Company.

(4)	Value based on closing price per share of our common stock of $67.15 as of June 30, 2015.

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

Liquidity Sources

Unsecured Revolving Credit Facility

The following table summarizes the balance and terms of our unsecured revolving credit facility as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(in thousands)
Outstanding borrowings	$100,000	$140,000
Remaining borrowing capacity	500,000	460,000
Total borrowing capacity (1)	$600,000	$600,000
Interest rate (2)	1.24%	1.41%
Facility fee-annual rate (3)	0.200%	0.250%
Maturity date	July 2019
________________________

(1)
We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $311.0 million under an accordion feature under the terms of the unsecured revolving credit facility and unsecured term loan facility.

(2)
Our unsecured revolving credit facility interest rate was calculated based on an annual rate of LIBOR plus 1.050% as of June 30, 2015 and LIBOR plus 1.250% as of December 31, 2014. Our interest rate spread decreased as a result of an upgrade in our credit ratings during the second quarter of 2015.

(3)
Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of June 30, 2015, $5.2 million of deferred financing costs remains to be amortized through the maturity date of our unsecured revolving credit facility.

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

In connection with our capital recycling strategy, during the six months ended June 30, 2015, we completed the sale of three properties located in San Diego, California, one property located in Redmond, Washington, and one undeveloped land parcel located in Irvine, California for gross sales proceeds of $172.2 million. In addition, as of June 30, 2015, we had six properties located in San Diego, California classified as held for sale that were sold in July 2015 for total gross proceeds of approximately $163.0 million (See “—Factors that May Influence Future Operations” included in this report for additional information). During 2014, we completed the sale of 17 properties and one undeveloped land parcel to unaffiliated third parties in six separate transactions for gross sales proceeds totaling approximately $432.6 million.

Upon the completion of the sale of the six properties held for sale, we have disposed of real estate assets with a total purchase price of $335.2 million thus far in 2015, which is within our initial 2015 capital recycling target range of $250.0 million to $400.0 million of less-strategic asset sales. Across our markets, interest in commercial real estate remain strong from a range of investors. The timing of any potential future disposition transactions will depend on market conditions and other factors including but not limited to our capital needs and our ability to potentially defer some or all of the taxable gains on the sales. We cannot assure you that we will dispose of any additional properties or that future acquisitions and/or dispositions, if any, will qualify as Section 1031 Exchanges.

At-The-Market Stock Offering Program

The following table sets forth information regarding sales of our common stock under our at-the-market stock offering program for the six months ended June 30, 2015:

Six months ended June 30, 2015
(in millions, except share and per share data)
Shares of common stock sold during the three month period	1,866,267
Weighted average price per common share	$75.06
Aggregate gross proceeds	$140.1
Aggregate net proceeds after sales agent compensation	$138.2

The proceeds from the sales were used to fund acquisitions, development expenditures and general corporate purposes including repayment of borrowings under the unsecured revolving credit facility. Since commencement of this program in December 2014, through June 30, 2015, we have sold 2,007,767 shares of common stock having an aggregate gross sales price of $150.1 million, and approximately $149.9 million remained available to be sold under this program. Actual future sales will depend upon a variety of factors, including but not limited to, market conditions, the trading price of the Company’s common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

Common Stock Issuance

On July 1, 2015, the Company issued 3,773,766 shares of its common stock for $249.6 million through a registered direct placement with an institutional investor.

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

Unsecured and Secured Debt

The aggregate principal amount of the unsecured debt and secured debt of the Operating Partnership outstanding as of June 30, 2015 was as follows:

Aggregate Principal Amount Outstanding
(in thousands)
Unsecured Revolving Credit Facility	$100,000
Unsecured Term Loan Facility	150,000
Unsecured Term Loan	39,000
Unsecured Senior Notes due 2015 (1)	325,000
Unsecured Senior Notes due 2018 (1)	325,000
Unsecured Senior Notes due 2020 (1)	250,000
Unsecured Senior Notes due 2023 (1)	300,000
Unsecured Senior Notes due 2029 (1)	400,000
Secured Debt (1)	471,252
Total Unsecured and Secured Debt	$2,360,252
________________________

(1)
Represents gross aggregate principal amount before the effect of the unamortized discounts and premiums as of June 30, 2015. The aggregate net unamortized premiums totaled approximately $2.6 million as of June 30, 2015.

Debt Composition

The composition of the Operating Partnership’s aggregate debt balances between secured and unsecured and fixed-rate and variable-rate debt as of June 30, 2015 and December 31, 2014 was as follows:

	Percentage of Total Debt		Weighted Average Interest Rate
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Secured vs. unsecured (1):
Unsecured	80.0%	78.3%	4.3%	4.2%
Secured	20.0%	21.7%	5.2%	5.2%
Variable-rate vs. fixed-rate (1):
Variable-rate	12.2%	13.4%	1.3%	1.5%
Fixed-rate	87.8%	86.6%	4.9%	4.9%
Stated rate (1)			4.5%	4.4%
GAAP effective rate (2)			4.3%	4.3%
GAAP effective rate including debt issuance costs			4.6%	4.5%
________________________

(1)	Excludes the impact of the amortization of any debt discounts/premiums.

(2)	Includes the impact of the amortization of any debt discounts/premiums, excluding debt issuance costs.

Liquidity Uses

Contractual Obligations

The following table provides information with respect to our contractual obligations as of June 30, 2015. The table: (i) indicates the maturities and scheduled principal repayments of our secured and unsecured debt; (ii) indicates the scheduled interest payments of our fixed-rate and variable-rate debt as of June 30, 2015; (iii) provides information about the minimum commitments due in connection with our ground lease obligations and other lease and contractual commitments; and (iv) provides estimated development commitments as of June 30, 2015. Note that the table does not reflect our available debt maturity extension options and reflects gross aggregate principal amounts before the effect of unamortized discounts/premiums.

	Payment Due by Period
	Less than 1 Year (Remainder of 2015)	2-3 Years (2016-2017)	4-5 Years (2018-2019)	More than 5 years (After 2019)	Total
	(in thousands)
Principal payments: secured debt (1)	$5,332	$171,179	$203,098	$91,643	$471,252
Principal payments: unsecured debt (2)	325,000	—	614,000	950,000	1,889,000
Interest payments: fixed-rate debt (3)	49,258	118,902	95,594	235,539	499,293
Interest payments: variable-rate debt (4)	1,277	5,065	3,788	—	10,130
Interest payments: unsecured revolving credit facility (5)	625	2,480	1,855	—	4,960
Ground lease obligations (6)	1,560	6,240	6,240	154,358	168,398
Lease and contractual commitments (7)	71,317	—	—	—	71,317
Development commitments (8)	245,000	271,000	15,000	—	531,000
Total	$699,369	$574,866	$939,575	$1,431,540	$3,645,350
________________________

(1)	Represents gross aggregate principal amount before the effect of the unamortized premium of approximately $8.1 million as of June 30, 2015.

(2)	Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $5.6 million as of June 30, 2015.

(3)
As of June 30, 2015, 87.8% of our debt was contractually fixed. The information in the table above reflects our projected interest rate obligations for these fixed-rate payments based on the contractual interest rates, interest payment dates and scheduled maturity dates.

(4)
As of June 30, 2015, 8.0% of our debt bore interest at variable rates which was incurred under the unsecured term loan facility and unsecured term loan. The variable interest rate payments are based on LIBOR plus a spread of 1.150% as of June 30, 2015. The information in the table above reflects our projected interest rate obligations for these variable-rate payments based on outstanding principal balances as of June 30, 2015, the scheduled interest payment dates and the contractual maturity dates.

(5)
As of June 30, 2015, 4.2% of our debt bore interest at variable rates which was incurred under the unsecured revolving credit facility. The variable interest rate payments are based on LIBOR plus a spread of 1.050% as of June 30, 2015. The information in the table above reflects our projected interest rate obligations for these variable-rate payments based on outstanding principal balances as of June 30, 2015, the scheduled interest payment dates and the contractual maturity dates.

(6)	Reflects minimum lease payments through the contractual lease expiration date before the impact of extension options.

(7)	Amounts represent commitments under signed leases and contracts for operating properties, excluding tenant-funded tenant improvements. The timing of these expenditures may fluctuate.

(8)
Amounts represent commitments under signed leases for pre-leased development projects and contractual commitments for projects under construction as of June 30, 2015. The timing of these expenditures may fluctuate based on the ultimate progress of construction. We may start additional construction during the remainder of 2015 (see “—Development” for additional information).

Other Liquidity Uses

Debt Maturities

As of June 30, 2015, we had unsecured debt with principal balances of $325.0 million scheduled to mature in November 2015. We believe our conservative leverage and staggered debt maturities provide us with financial flexibility and enhance our ability to obtain additional sources of liquidity if necessary, and, therefore, we believe we are well-positioned to refinance or repay maturing debt and to pursue our strategy of seeking attractive acquisition opportunities, which we may finance, as necessary, with future public and private issuances of debt and equity securities.

Development Activities

As of June 30, 2015, we had seven development projects under construction. These projects have a total estimated investment of approximately $1.5 billion, of which we have incurred approximately $848.0 million and committed an additional $531.0 million as of June 30, 2015. In addition, we currently have additional development projects that we may commence construction on in 2015 and early 2016, depending on market conditions. We currently believe we could potentially spend $50.0 to $75.0 million during 2015 in addition to the amount committed as of June 30, 2015. This total estimated investment is based on market conditions and our anticipation of project approvals. Actual costs could vary depending on changes in circumstances. Ultimate timing of these expenditures may fluctuate given the ultimate progress and leasing status of the projects.

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

Debt Covenants

The unsecured revolving credit facility, unsecured term loan facility, unsecured term loan, unsecured senior notes and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key existing financial covenants and their covenant levels include:

Unsecured Credit Facility, Unsecured Term Loan Facility and Unsecured Term Loan (as defined in the applicable Credit Agreements):	Covenant Level	Actual Performance as of June 30, 2015
Total debt to total asset value	less than 60%	30%
Fixed charge coverage ratio	greater than 1.5x	2.5x
Unsecured debt ratio	greater than 1.67x	3.01x
Unencumbered asset pool debt service coverage	greater than 1.75x	3.60x

Unsecured Senior Notes due 2015, 2018, 2020, 2023 and 2029 (as defined in the applicable Indentures):
Total debt to total asset value	less than 60%	37%
Interest coverage	greater than 1.5x	5.7x
Secured debt to total asset value	less than 40%	7%
Unencumbered asset pool value to unsecured debt	greater than 150%	284%

The Operating Partnership was in compliance with all of its debt covenants as of June 30, 2015. Our current expectation is that the Operating Partnership will continue to meet the requirements of its debt covenants in both the short and long term. However, in the event of a renewed economic slowdown or continued volatility in the credit markets, there is no certainty that the Operating Partnership will be able to continue to satisfy all of the covenant requirements.

Consolidated Historical Cash Flow Summary

The following summary discussion of our consolidated historical cash flow is based on the consolidated statements of cash flows in Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow for the periods presented below. The cash flow amounts shown below include the activities of discontinued operations. Our historical cash flow activity for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 is as follows:

	Six Months Ended June 30,
	2015	2014	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$116,828	$106,862	$9,966	9.3%
Net cash (used in) investing activities	(85,020)	(121,864)	36,844	(30.2)%
Net cash (used in) provided by financing activities	(27,447)	4,196	(31,643)	754.1%

Operating Activities

Our cash flows from operating activities depend on numerous factors including the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, the level of operating expenses, the impact of property acquisitions, completed development projects and related financing activities, and other general and administrative costs. Our net cash provided by operating activities increased by $10.0 million, or 9.3%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily as a result of an increase in cash Net Operating Income generated from our Stabilized Development and Redevelopment, Same Store and Acquisition Portfolios. See additional information under the caption “—Results of Operations.”

Investing Activities

Our cash flows from investing activities is generally used to fund development and operating property acquisitions, expenditures for development projects, and recurring and nonrecurring capital expenditures for our operating properties, net of proceeds received from dispositions of real estate assets. Our net cash used in investing activities decreased by $36.8 million or 30.2% for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to lower acquisitions for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, partially offset by higher proceeds received from dispositions during the six months ended June 30, 2014 as compared to the six months ended June 30, 2015.

Financing Activities

Our cash flows from financing activities is principally impacted by our capital raising activities, net of dividends and distributions paid to common and preferred security holders. For the six months ended June 30, 2015, we had net cash used in financing activities of $27.4 million as compared to net cash provided by financing activities of $4.2 million for the six months ended June 30, 2014. This period over period change was primarily due to higher debt repayments during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, and less cash needed for investing activities.

Off-Balance Sheet Arrangements

As of June 30, 2015 and as of the date this report was filed, we did not have any off-balance sheet transactions, arrangements or obligations, including contingent obligations.

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

The following table presents our FFO for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Net income available to common stockholders	$54,188	$27,228	$94,062	$123,760
Adjustments:
Net income attributable to noncontrolling common units of the Operating Partnership	1,090	603	1,905	2,690
Depreciation and amortization of real estate assets	50,969	50,165	101,812	98,882
Gains on sales of depreciable real estate	(31,428)	(14,689)	(31,428)	(104,804)
Funds From Operations(1)(2)	$74,819	$63,307	$166,351	$120,528
________________________

(1)	Reported amounts are attributable to common stockholders and common unitholders.

(2)
FFO includes amortization of deferred revenue related to tenant-funded tenant improvements of $3.3 million and $2.7 million for the three months ended June 30, 2015 and 2014, respectively, and $6.3 million and $5.0 million for the six months ended June 30, 2015 and 2014, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about our market risk is disclosed in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and is incorporated herein by reference. There have been no material changes for the six months ended June 30, 2015, to the information provided in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2015, the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

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

As required by SEC Rule 13a-15(b), the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2015, the end of the period covered by this report. Based on the foregoing, the Operating Partnership’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes that occurred during the quarter covered by this report in the Operating Partnership’s internal control over financial reporting identified in connection with the evaluation referenced above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We and our properties are subject to routine litigation incidental to our business. These matters are generally covered by insurance. As of June 30, 2015, we are not a defendant in, and our properties are not subject to, any legal proceedings that we believe, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors included in the Company’s and the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities: None.

(b) Use of Proceeds from Registered Securities: None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

The table below reflects our purchases of common stock during each of the three months in the three-month period ended June 30, 2015.

Period	Total Number of Shares of Stock Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet to be Purchased Under the Plans or Programs
April 1, 2015 - April 30, 2015	—		$—		—	—
May 1, 2015 - May 31, 2015	—		$—		—	—
June 1, 2015 - June 30, 2015	222	(1)	$68.89	(1)	—	—
Total	222		$68.89		—	—
_______________

(1)
Represents shares of common stock remitted to the Company to satisfy tax withholding obligations in connection with the vesting and/or distribution of restricted stock units in shares of common stock. The value of such shares of common stock remitted to the Company was based on the closing price of the Company’s common stock on the applicable withholding date.

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

101.1
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to the Consolidated Financial Statements (unaudited).(1)

_______________

*	Filed herewith

(1)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 30, 2015.

KILROY REALTY CORPORATION

By:	/s/ John Kilroy
John Kilroy President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Tyler H. Rose
Tyler H. Rose Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Heidi R. Roth
Heidi R. Roth Executive Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 30, 2015.

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