Form 10-K
period 2015-12-31
KILROY REALTY CORP; Kilroy Realty, L.P.
filed 2016-02-12
CIK 1025996, 1493976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Kilroy Realty Corporation  Yes  ☐  No  ☒    Kilroy Realty, L. P.  Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting shares of common stock held by non-affiliates of Kilroy Realty Corporation was approximately $5,926,241,394 based on the quoted closing price on the New York Stock Exchange for such shares on June 30, 2015.

There is no public trading market for the common units of limited partnership interest of Kilroy Realty, L.P. As a result, the aggregate market value of the common units of limited partnership interest held by non-affiliates of Kilroy Realty, L.P. cannot be determined.

As of February 5, 2016, 92,275,561 shares of Kilroy Realty Corporation’s common stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Kilroy Realty Corporation’s Proxy Statement with respect to its 2016 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III of this Form 10‑K.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2015 of Kilroy Realty Corporation and Kilroy Realty, L.P. Unless stated otherwise or the context otherwise requires, references to “Kilroy Realty Corporation” or the “Company,” “we,” “our,” and “us” mean Kilroy Realty Corporation, a Maryland corporation, and its controlled and consolidated subsidiaries, and references to “Kilroy Realty, L.P.” or the “Operating Partnership” mean Kilroy Realty, L.P., a Delaware limited partnership, and its controlled and consolidated subsidiaries.

The Company is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of December 31, 2015, the Company owned an approximate 98.1% common general partnership interest in the Operating Partnership. The remaining approximate 1.9% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of the Company. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control and can cause it to enter into certain major transactions including acquisitions, dispositions, and refinancings and cause changes in its line of business, capital structure and distribution policies.

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

Noncontrolling interests, stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership. The common limited partnership interests in the Operating Partnership are accounted for as partners’ capital in the Operating Partnership’s financial statements and, to the extent not held by the Company, as noncontrolling interests in the Company’s financial statements. The Operating Partnership’s financial statements reflect the noncontrolling interest in Kilroy Realty Finance Partnership, L.P. a Delaware limited partnership (the “Finance Partnership”). This noncontrolling interest represents the Company’s 1% indirect general partnership interest in the Finance Partnership, which is directly held by Kilroy Realty Finance, Inc., a wholly owned subsidiary of the Company. The differences between stockholders’ equity, partners’ capital and noncontrolling interests result from the differences in the equity issued by the Company and the Operating Partnership in the Operating Partnership’s noncontrolling interest in the Finance Partnership.

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

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	Item 6. Selected Financial Data – Kilroy Realty Corporation;

•	Item 6. Selected Financial Data – Kilroy Realty, L.P.;

•	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

◦	—Liquidity and Capital Resources of the Company; and

◦	—Liquidity and Capital Resources of the Operating Partnership;

•	consolidated financial statements;

•	the following notes to the consolidated financial statements:

◦	Note 7, Secured and Unsecured Debt of the Company;

◦	Note 8, Secured and Unsecured Debt of the Operating Partnership;

◦	Note 10, Noncontrolling Interests on the Company’s Consolidated Financial Statements;

◦	Note 11, Stockholders’ Equity of the Company;

◦	Note 12, Preferred and Common Units of the Operating Partnership;

◦	Note 20, Net Income Available to Common Stockholders Per Share of the Company;

◦	Note 21, Net Income Available to Common Unitholders Per Unit of the Operating Partnership;

◦	Note 22, Supplemental Cash Flow Information of the Company;

◦	Note 23, Supplemental Cash Flow Information of the Operating Partnership;

◦	Note 25, Quarterly Financial Information of the Company (Unaudited); and

◦	Note 26, Quarterly Financial Information of the Operating Partnership (Unaudited).

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

Our stabilized portfolio of operating properties was comprised of the following office properties at December 31, 2015:

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied
Stabilized Office Properties	101	13,032,406	517	94.8%

Our stabilized portfolio includes all of our properties with the exception of development and redevelopment properties currently under construction or committed for construction, “lease-up” properties, real estate assets held for sale and undeveloped land. During the year ended December 31, 2015, we stabilized a development project consisting of two office buildings encompassing 108,517 rentable square feet in Hollywood, California, and a development project consisting of two office buildings encompassing 339,987 rentable square feet in Redwood City, California. These projects were included in our stabilized portfolio as of December 31, 2015. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We define “lease-up” properties as properties we recently developed or redeveloped that have not yet reached 95% occupancy and are within one year following cessation of major construction activities.

As of December 31, 2015, we had one office development project in the “lease-up” phase. We also had four operating properties and one land parcel classified as held for sale as of December 31, 2015. As of December 31, 2015, the following properties were excluded from our stabilized portfolio:

	Number of Properties/Projects	Estimated Rentable Square Feet (1)
Properties held for sale (2)	4	465,812
Development projects in “lease-up”	1	73,000
Development projects under construction	5	1,910,000
_______________

(1)
Estimated rentable square feet upon completion. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Influence Future Results of Operations —Completed, In-Process and Future Development Pipeline” for more information.

(2)	See Note 4 “Dispositions and Real Estate Assets Held for Sale” to our consolidated financial statements included in this report for additional information.

Our stabilized portfolio also excludes our near-term and future development pipeline, which as of December 31, 2015, was comprised of ten potential development sites, representing approximately 99 gross acres of undeveloped land on which we believe we have the potential to develop over 5.0 million square feet of office space, depending upon economic conditions.

As of December 31, 2015, all of our properties and development projects were owned and all of our business was conducted in the state of California with the exception of twelve office properties and one future development project located in the state of Washington. All of our properties and development projects are 100% owned, excluding two office properties owned by Redwood City Partners, LLC, a consolidated subsidiary, and an undeveloped land parcel held at a qualified intermediary for potential future transactions that are intended to qualify as like-kind exchanges pursuant to Section 1031 of the Code (“Section 1031 Exchanges”) to defer taxable gains on dispositions for federal and state income tax purposes, which have been consolidated for financial reporting purposes (see Note 2 “Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included in this report).

We own our interests in all of our real estate assets through the Operating Partnership and the Finance Partnership and generally conduct substantially all of our operations through the Operating Partnership of which we owned a 98.1% common general partnership interest as of December 31, 2015. The remaining 1.9% common limited partnership interest in the Operating Partnership as of December 31, 2015 was owned by non-affiliated investors and certain of our executive officers and directors. Kilroy Realty Finance, Inc., a wholly owned subsidiary of the Company, is the sole general partner of the Finance Partnership and owns a 1.0% common general partnership interest. The Operating Partnership owns the remaining 99.0% common limited partnership interest. We conduct substantially all of our development activities through Kilroy Services, LLC (“KSLLC”), which is a wholly owned subsidiary of the Operating Partnership. With the exception of the Operating Partnership, Redwood City Partners LLC, all of the Company's subsidiaries are wholly owned.

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

•
our active development program and our extensive future development pipeline of undeveloped land sites (see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations —Information on Leases Commenced and Executed” for additional information pertaining to the Company’s in-process, near-term and future development pipeline);

•
our capital recycling program (see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Operating Partnership” for additional information pertaining to the Company’s capital recycling program and related 2015 and 2016 property and land dispositions);

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

Operating Strategies.    We focus on enhancing long-term growth in Net Operating Income and FFO from our properties by:

•	maximizing cash flow from our properties through active leasing, early renewals and effective property management;

•	structuring leases to maximize returns;

•	managing portfolio credit risk through effective underwriting, including the use of credit enhancements and interests in collateral to mitigate portfolio credit risk;

•	managing operating expenses through the efficient use of internal property management, leasing, marketing, financing, accounting, legal, and construction and development management functions;

•	maintaining and developing long-term relationships with a diverse tenant base;

•
managing our properties to offer the maximum degree of utility and operational efficiency to tenants. We offer tenant sustainability programs focused on helping our tenants reduce their energy and water consumption and increase their recycling diversion rates. We also incorporate green lease language into all of our new full-service gross leases, which align tenant and landlord interests on energy, water, and waste efficiency and were honored in 2014 to be part of the inaugural class of Green Lease Leaders, the Institute for Market Transformation's program to encourage green leasing in real estate. 100% of our new full-service gross leases also contain a cost recovery clause for resource efficiency-related capital;

•
building our current development projects to Leadership in Energy and Environmental Design (“LEED”) specifications. All of our development projects are now designed to achieve LEED certification, either LEED Platinum or Gold;

•
actively pursuing LEED certification for over 1.9 million square feet of office space under construction. During the past few years we have significantly enhanced the sustainability profile of our portfolio, ending 2015 with 47% of our properties LEED certified and 64% of eligible properties ENERGY STAR certified. During 2015, the Company was recognized for our sustainability efforts with multiple industry leadership awards, including NAREIT’s 2015 Office Leader in the Light Award and ENERGY STAR Partner of the Year award. The company was also recognized by the Global Real Estate Sustainability Benchmark as the North American leader in sustainability for the second year in a row, and was ranked first among 155 North American participants across all asset types;

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

Development and Redevelopment Strategies.    We and our predecessors have developed office properties primarily located in California since 1947. As of December 31, 2015, our near-term and future development pipeline was comprised of ten potential development sites, representing approximately 99 gross acres of undeveloped land on which we believe we have the potential to develop over 5.0 million square feet of office space, depending upon economic conditions. Our strategy with respect to development is to:

•	maintain a disciplined approach by commencing development when appropriate based on market conditions, favoring pre-leasing, developing in stages or phasing, and cost control;

•	be the premier provider of modern and collaborative office buildings on the West Coast with focus on design and environment;

•	reinvest capital from dispositions of selective assets into new state-of-the-market development and acquisition assets with higher cash flow and rates of return;

•	execute on our development projects under construction and our near-term and future development pipeline, including expanding entitlements; and

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

Acquisition Strategies.    We believe we are well positioned to acquire properties and development and redevelopment opportunities as the result of our extensive experience, strong financial position and ability to access capital. We continue to actively monitor our target markets and to evaluate the acquisition of value add office properties and development and redevelopment opportunities that add immediate Net Operating Income to our portfolio or play a strategic role in our future growth and that:

•	provide attractive yields and significant potential for growth in cash flow from property operations;

•	present growth opportunities in our existing or other strategic markets; and

•	demonstrate the potential for improved performance through intensive management, repositioning and leasing that should result in increased occupancy and rental revenues.

Financing Strategies.    Our financing policies and objectives are determined by our board of directors. Our goal is to limit our dependence on leverage and maintain a conservative ratio of debt-to-total market capitalization. As of December 31, 2015, our total debt as a percentage of total market capitalization was 26.7%, and our total debt and liquidation value of our preferred equity as a percentage of total market capitalization was 29.1%, both of which were calculated based on the quoted closing price per share of the Company’s common stock of $63.28 on December 31, 2015 (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Company —Capitalization” for additional information). Our financing strategies include:

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

Significant Tenants

As of December 31, 2015, our 15 largest tenants in terms of annualized base rental revenues represented approximately 36.9% of our total annualized base rental revenues, defined as annualized monthly contractual rents from existing tenants as of December 31, 2015. Annualized base rental revenue includes the impact of straight-lining rent escalations and the amortization of free rent periods and excludes the impact of the following: amortization of deferred revenue related tenant-funded tenant improvements, amortization of above/below market rents, amortization for lease incentives due under existing leases and expense reimbursement revenue.

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

Segment and Geographic Financial Information

During 2015 and 2014, we had one reportable segment, our office properties segment. For information about our office property revenues and long-lived assets and other financial information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Results of Operations.”

As of December 31, 2015, all of our properties and development projects were owned and all of our business was conducted in the state of California with the exception of twelve office properties and one future development project located in the state of Washington. All of our properties and development projects are 100% owned, excluding two office properties owned by Redwood City Partners, LLC, a consolidated subsidiary, and an undeveloped land parcel held at a qualified intermediary for potential future Section 1031 Exchanges, which have been consolidated for financial reporting purposes as variable interest entities (see Note 2 “Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included in this report).

Employees

As of December 31, 2015, we employed 232 people through the Operating Partnership, KSLLC, and Kilroy Realty TRS, Inc. We believe that relations with our employees are good.

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

Historical operations at or near some of our properties, including the presence of underground or above ground storage tanks, may have caused soil or groundwater contamination. In some instances, the prior owners of the affected properties conducted remediation of known contamination in the soils on our properties. Although we may be required to conduct further clean-up of the soil at these properties (see Note 16 “Commitments and Contingencies” to our consolidated financial statements included in this report for additional information regarding our ground lease obligations), we are not aware of any such condition, liability, or concern by any other means that would give rise to material environmental liability. However, our assessments may have failed to reveal all environmental conditions, liabilities, or compliance concerns; there may be material environmental conditions, liabilities, or compliance concerns that arose at a property after the review was completed; future laws, ordinances, or regulations may impose material additional environmental liability; and environmental conditions at our properties may be affected in the future by tenants, third parties, or the condition of land or operations near our properties, such as the presence of underground storage tanks. We cannot be certain that costs of future environmental compliance will not have an adverse effect on our financial condition, results of operations, cash flow, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to security holders.

Use of hazardous materials by some of our tenants.    Some of our tenants handle hazardous substances and wastes on our properties as part of their routine operations. Environmental laws and regulations may subject these tenants, and potentially us, to liability resulting from such activities. We generally require our tenants in their leases to comply with these environmental laws and regulations and to indemnify us for any related liabilities. As of December 31, 2015, other than routine cleaning materials, approximately 5-8% of our tenants handled hazardous substances and/or wastes on approximately 1-3% of the aggregate square footage of our properties as part of their routine operations. These tenants are primarily involved in the life sciences business. The hazardous substances and wastes are primarily comprised of diesel fuel for emergency generators and small quantities of lab and light manufacturing chemicals including, but not limited to, alcohol, ammonia, carbon dioxide, cryogenic gases, dichlorophenol, methane, naturalyte acid, nitrogen, nitrous oxide, and oxygen which are routinely used by life science companies. We are not aware of any material noncompliance, liability, or claim relating to hazardous or toxic substances or petroleum products in connection with any of our properties, and management does not believe that on-going activities by our tenants will have a material adverse effect on our operations.

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

Risks Related to our Business and Operations

Global market and economic conditions may adversely affect our liquidity and financial condition and those of our tenants. Our business may be adversely affected by global market and economic conditions, including general global economic uncertainty and dislocations in the credit markets. Concern about continued stability of the economy and credit markets generally, and the strength of counterparties specifically, has led many lenders and institutional investors to reduce or, in some cases, cease to provide funding to borrowers. Volatility in the U.S. and international capital markets and concern over a return to recessionary conditions in global economies, and in the California economy in particular, may adversely affect our liquidity and financial condition and the liquidity and financial condition of our tenants. If these market conditions continue or worsen, they may limit our ability and the ability of our tenants to timely refinance maturing liabilities and access the capital markets to meet liquidity needs.

All of our properties are located in California and greater Seattle, Washington and we may therefore be susceptible to adverse economic conditions and regulations, as well as natural disasters, in those areas. Because all of our properties are concentrated in California and greater Seattle, we may be exposed to greater economic risks than if we owned a more geographically dispersed portfolio. Further, within California, our properties are concentrated in Los Angeles, Orange County, San Diego County and the San Francisco Bay Area, exposing us to risks associated with those specific areas. We are susceptible to adverse developments in the economic and regulatory environments of California and greater Seattle (such as periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation and other factors), as well as adverse weather conditions and natural disasters that occur in those areas (such as earthquakes, wind, landslides, droughts, fires and other events). In addition, California is also regarded as more litigious and more highly regulated and taxed than many other states, which may reduce demand for office space in California.

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

Events and conditions applicable to owners and operators of real estate that are beyond our control and could impact our economic performance and the value of our real estate assets may include:

•	local oversupply or reduction in demand for office, mixed-use or other commercial space, which may result in decreasing rental rates and greater concessions to tenants;

•	inability to collect rent from tenants;

•	vacancies or inability to rent space on favorable terms or at all;

•	inability to finance property development and acquisitions on favorable terms or at all;

•	increased operating costs, including insurance premiums, utilities and real estate taxes;

•	costs of complying with changes in governmental regulations;

•	the relative illiquidity of real estate investments;

•	changing submarket demographics;

•	changes in space utilization by our tenants due to technology, economic conditions and business culture;

•	the development of harmful mold or other airborne toxins or contaminants that could damage our properties or expose us to third-party liabilities; and

•	property damage resulting from seismic activity or other natural disasters.

We depend upon significant tenants, and the loss of a significant tenant could adversely affect our financial condition, results of operations, ability to borrow funds and cash flows. As of December 31, 2015, our 15 largest tenants represented approximately 36.9% of total annualized base rental revenues. See further discussion on the composition of our tenants by industry and our largest tenants under “Item 2. Properties —Significant Tenants.”

Our financial condition, results of operations, ability to borrow funds and cash flows would be adversely affected if any of our significant tenants fails to renew its lease(s), renew its lease(s) on terms less favorable to us, or becomes bankrupt or insolvent or otherwise unable to satisfy its lease obligations.

Downturn in tenants’ businesses may reduce our revenues and cash flows. For the year ended December 31, 2015, we derived approximately 99.6% of our revenues from rental income and tenant reimbursements. A tenant may experience a downturn in its business, which may weaken its financial condition and result in its failure to make timely rental payments or result in defaults under our leases. In the event of default by a tenant, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.

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

A large percentage of our tenants operate in a concentrated group of industries and downturns in these industries could adversely affect our financial condition, results of operations and cash flows. As of December 31, 2015, as a percentage of our annualized base rental revenue, 37% of our tenants operated in the technology industry, 16% in the finance, insurance and real estate industries, 13% in the professional, business and other services industries, 11% in the media industry, 10% in the education and health services industries and 13% in other industries. As we continue our development and potential acquisition activities in markets populated by knowledge and creative based tenants in the technology and media industries, our tenant mix could become more concentrated, further exposing us to risks associated with those industries. For a further discussion of the composition of our tenants by industry, see “Item 2. Properties —Significant Tenants.” An economic downturn in any of these industries, or in any industry in which a significant number of our tenants currently or may in the future operate, could negatively impact the financial condition of such tenants and cause them to fail to make timely rental payments or default on lease obligations, fail to renew their leases or renew their leases on terms less favorable to us, become bankrupt or insolvent, or otherwise become unable to satisfy their obligations to us. As a result, a downturn in an industry in which a significant number of our tenants operate could adversely affect our financial conditions, result of operations and cash flows.

We may be unable to renew leases or re-lease available space. Most of our income is derived from the rent earned from our tenants. We had office space representing approximately 5.2%, of the total square footage of our properties that was not occupied as of December 31, 2015. In addition, leases representing approximately 5.8% and 10.4% of the leased rentable square footage of our properties are scheduled to expire in 2016 and 2017, respectively. Above market rental rates on some of our properties may force us to renew or re-lease expiring leases at rates below current lease rates. We cannot provide any assurance that leases will be renewed, available space will be re-leased or that our rental rates will be equal to or above the current rental rates. If the average rental rates for our properties decrease, existing tenants do not renew their leases, or available space is not re-leased, our financial condition, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders could be adversely affected.

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

Our properties are subject to land use rules and regulations that govern our development, redevelopment and use of our properties, such as Title 24 of the California Code of Regulations (“Title 24”), which prescribes building energy efficiency standards for residential and nonresidential buildings in the State of California. If we were not in compliance with material provisions of Title 24 or other regulations affecting our properties, we might be required to take remedial action, which could include making modifications or renovations to our properties. Changes in the existing land use rules and regulations and approval process that restrict or delay our ability to develop, redevelop or use our properties (such as potential restrictions on the use and/or density of new developments, water use and other uses and activities) or that prescribe additional standards could have an adverse effect on our financial position, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

We may not be able to meet our debt service obligations. As of December 31, 2015, we had approximately $2.2 billion aggregate principal amount of indebtedness, of which $9.7 million in principal payments will be paid during the year ended December 31, 2016 and our next debt maturity of $64.3 million of secured debt will occur in February 2017. Our total debt and preferred equity at December 31, 2015 represented 29.1% of our total market capitalization (which we define as the aggregate of our long-term debt, liquidation value of our preferred equity, and the market value of the Company’s common stock and the Operating Partnership’s common units of limited partnership interest, or common units). For calculation of our market capitalization and additional information on debt maturities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Company —Capitalization” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Operating Partnership —Liquidity Uses.”

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

As a result, we may not be able to refinance our indebtedness on commercially reasonable terms or at all. If we do not generate sufficient cash flow from operations, and additional borrowings or refinancings or proceeds of asset sales or other sources of cash are not available to us, we may not have sufficient cash to enable us to meet all of our obligations. Accordingly, if we cannot service our indebtedness, we may have to take actions such as seeking additional equity financing, delaying capital expenditures, or entering into strategic acquisitions and alliances. Any of these events or circumstances could have a material adverse effect on our financial condition, results of operations, cash flows, the trading price of our securities and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders. In addition, foreclosures could create taxable income without accompanying cash proceeds, which could require us to borrow or sell assets to raise the funds necessary to meet the REIT distribution requirements discussed below, even if such actions are not on favorable terms.

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

A downgrade in our credit ratings could materially adversely affect our business and financial condition. The credit ratings assigned to the Operating Partnership’s debt securities and our preferred stock could change based upon, among other things, our results of operations and financial condition. These ratings are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any rating will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. Moreover, these credit ratings do not apply to our common stock and are not recommendations to buy, sell or hold our common stock or any other securities. If any of the credit rating agencies that have rated the Operating Partnership’s debt securities or our preferred stock downgrades or lowers its credit rating, or if any credit rating agency indicates that it has placed any such rating on a so-called “watch list” for a possible downgrading or lowering or otherwise indicates that its outlook for that rating is negative, it could have a material adverse effect on our costs and availability of capital, which could in turn have a material adverse effect on our financial condition, results of operations, cash flows, the trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

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

We may not be able to rebuild our existing properties to their existing specifications if we experience a substantial or comprehensive loss of such properties. In the event that we experience a substantial or comprehensive loss of one of our properties, we may not be able to rebuild such property to its existing specifications. Further, reconstruction or improvement of such property could potentially require significant upgrades to meet zoning and building code requirements or be subject to environmental and other legal restrictions.

Climate change may adversely affect our business. To the extent that climate change does occur, we may experience extreme weather and changes in precipitation and temperature, all of which may result in physical damage or a decrease in demand for our properties located in the areas affected by these conditions. Should the impact of climate change be material in nature or occur for lengthy periods of time, our financial condition or results of operations would be adversely affected. In addition, changes in federal and state legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties in order to comply with such regulations.

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

While we historically have acquired, developed and redeveloped office properties in California markets, over the past few years we have acquired properties in greater Seattle, where we currently have twelve properties and one future development project, and may in the future acquire, develop or redevelop properties for other uses and expand our business to other geographic regions where we expect the development or acquisition of property to result in favorable risk-adjusted returns on our investment. Presently, we do not possess the same level of familiarity with other outside markets, which could adversely affect our ability to acquire, develop or redevelop properties or to achieve expected performance.

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

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers' financial condition, and disputes between us and our co-venturers and could expose us to potential liabilities and losses. In addition to the Redwood City Partners, LLC venture formed during 2013, we may continue to co-invest in the future with third parties through partnerships, joint ventures or other entities, or through acquiring non-controlling interests in, or sharing responsibility for, managing the affairs of a property, partnership, joint venture or other entity, which may subject us to risks that may not be present with other methods of ownership, including the following:

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

We own certain properties subject to ground leases and other restrictive agreements that limit our uses of the properties, restrict our ability to sell or otherwise transfer the properties and expose us to the loss of the properties if such agreements are breached by us, terminated or not renewed. As of December 31, 2015, we owned eleven office buildings, located on various land parcels and regions, which we lease individually on a long-term basis. As of December 31, 2015, we had approximately 1.9 million aggregate rentable square feet, or 14.2% of our total stabilized portfolio, of rental space located on these leased parcels and we may in the future invest in additional properties that are subject to ground leases or other similar restrictive arrangements. Many of these ground leases and other restrictive agreements impose significant limitations on our uses of the subject property, restrict our ability to sell or otherwise transfer our interests in the property or restrict our leasing of the property. These restrictions may limit our ability to timely sell or exchange the properties, impair the properties’ value or negatively impact our ability to find suitable tenants for the properties. In addition, if we default under the terms of any particular lease, we may lose the ownership rights to the property subject to the lease. Upon expiration of a lease, we may not be able to renegotiate a new lease on favorable terms, if at all. The loss of the ownership rights to these properties or an increase of rental expense could have an adverse effect on our financial condition, results of operations, cash flow, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

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

Investments in these securities and funds are not insured against loss of principal. Under certain circumstances we may be required to redeem all or part of our investment, and our right to redeem some or all of our investment may be delayed or suspended. In addition, there is no guarantee that our investments in these securities or funds will be redeemable at par value. A decline in the value of our investment or a delay or suspension of our right to redeem may have a material adverse effect on our results of operations or financial condition.

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

Terrorist acts and engagement in war by the United States also may adversely affect the markets in which our securities trade and may cause further erosion of business and consumer confidence and spending, and may result in increased volatility in national and international financial markets and economies. Any one of these events may cause a decline in the demand for our office leased space, delay the time in which our new or renovated properties reach stabilized occupancy, increase our operating expenses, such as those attributable to increased physical security for our properties, and limit our access to capital or increase our cost of raising capital.

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

Our property taxes could increase due to reassessment or property tax rate changes. We are required to pay some state and local taxes on our properties. In addition, the real property taxes on our properties may increase as our properties are reassessed by taxing authorities or as property tax rates change. For example, under a current California law commonly referred to as “Proposition 13,” property tax reassessment generally occurs as a result of a “change in ownership” of a property, as specially defined for purposes of those rules. Because the property taxing authorities may not determine whether there has been a “change in ownership” or the actual reassessed value of a property for a period of time after a transaction has occurred, we may not know the impact of a potential reassessment for a considerable amount of time following a particular transaction. Therefore, the amount of property taxes we are required to pay could increase substantially from the property taxes we currently pay or have paid in the past, including on a retroactive basis. In addition, from time to time voters and lawmakers have announced initiatives to repeal or amend Proposition 13 to eliminate its application to commercial property and/or introduce split tax roll legislation. Such initiatives, if successful, would increase the assessed value and/or tax rates applicable to commercial property in California, including our properties. An increase in the assessed value of our properties or our property tax rates could adversely impact our financial condition, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

Unfavorable resolution of litigation matters and disputes could have a material adverse effect on our financial condition. From time to time, we are involved in legal proceedings, lawsuits and other claims. We may also be named as defendants in lawsuits allegedly arising out of our actions or the actions of our operators and tenants in which such operators and tenants have agreed to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective businesses. An unfavorable resolution of litigation could have an effect on our financial condition, results of operations, cash flow, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and our ability to pay dividends and distributions to our security holders. Regardless of its outcome, litigation may result in substantial costs and expenses and significantly divert the attention of our management. There can be no assurance that we will be able to prevail in, or achieve a favorable settlement of, litigation. In addition, litigation, government proceedings or environmental matters could lead to increased costs or interruption of our normal business operations.

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

An increase in interest rates would increase our interest costs on variable rate debt and could adversely affect our financial condition, results of operations and cash flows. As of December 31, 2015 approximately 8.4% of our total outstanding debt was subject to variable interest rates and therefore subject to interest rate risk. In addition, we have an unsecured revolving credit facility bearing interest at a variable rate on all amounts drawn on the facility and we may incur additional variable rate debt in the future. An increase in interest rates on variable rate debt would increase our interest expense. Further, rising interest rates could limit our ability to refinance existing debt when it matures. To mitigate this risk, in the future we may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements would be intended to lessen the impact of rising interest rates on us, they could also expose us to the risk that the counterparties fail to perform, or the underlying transactions could fail to qualify as highly-effective cash flow hedges under the accounting guidance.

The trading price of our common stock may fluctuate significantly. The trading price of our common stock may fluctuate significantly. Between January 1, 2015 and February 11, 2016, the closing sale price of KRC’s common stock on the New York Stock Exchange, or the NYSE, ranged from $47.38 to $78.86 per share. The trading price of our common stock may fluctuate in response to many factors, including:

•	actual or anticipated variations in our operating results, funds from operations, cash flows, liquidity or distributions;

•	our ability to successfully execute on our development program;

•	our ability to successfully complete acquisitions and operate acquired properties;

•	earthquakes;

•	changes in our earnings estimates or those of analysts;

•	publication of research reports about us, the real estate industry generally or the office and residential sectors in which we operate;

•	the failure to maintain our current credit ratings or comply with our debt covenants;

•	increases in market interest rates that lead purchasers of our common stock to demand a higher dividend yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any debt or equity securities we may issue or additional debt we incur in the future;

•	additions or departures of key management personnel;

•	actions by institutional stockholders;

•	speculation in the press or investment community;

•	high levels of volatility in the credit markets;

•	general market and economic conditions; and

•	the realization of any of the other risk factors included in this report.

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

Changes in accounting pronouncements could adversely affect our operating results, in addition to the reported financial performance of our tenants. Uncertainties posed by various initiatives of accounting standard-setting by the Financial Accounting Standards Board and the SEC, which establish and govern accounting standards for U.S. companies, may change the financial accounting and reporting standards or their interpretation and application of these standards that govern the preparation of our financial statements, including proposed changes in lease accounting.

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

Risks Related to Our Organizational Structure

Loss of our key personnel could harm our operations and financial performance and adversely affect the quoted trading price of our securities. The leadership and performance of our executive and senior officers play a key role in the success of the Company. They are integral to the Company’s success for many reasons, including that each has a strong national or regional reputation in our industry and investment community. In addition, they have significant relationships with investors, lenders, tenants and industry personnel, which benefit the Company.

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

In certain circumstances, our limited partners must approve our dissolution and the disposition of properties contributed by the limited partners. For as long as limited partners own at least 5% of all of the Operating Partnership’s partnership interests, we must obtain the approval of limited partners holding a majority of the units representing common limited partnership interests before we may dissolve. As of December 31, 2015, limited partners owned approximately 1.9% of the Operating Partnership’s partnership interests, of which 0.8% was owned by John Kilroy. In addition, we agreed to use commercially reasonable efforts to minimize the tax consequences to common limited partners resulting from the repayment, refinancing, replacement, or restructuring of debt, or any sale, exchange, or other disposition of any of our other assets. The exercise of one or more of these approval rights by the limited partners could delay or prevent us from completing a transaction that may be in the best interest of all our security holders.

The Chairman of our board of directors and our President and Chief Executive Officer has substantial influence over our affairs. John Kilroy is the Chairman of our board of directors and our President and Chief Executive Officer. John Kilroy beneficially owned, as of December 31, 2015, approximately 1.5% of the total outstanding shares of our common stock. The percentage of outstanding shares of common stock beneficially owned includes 70,321 shares of common stock, 464,925 restricted stock units (“RSUs”) that were vested and held by John Kilroy at December 31, 2015, and assumes the exchange into shares of our common stock of the 782,059 common units of the Operating Partnership held by John Kilroy (which may be exchanged for an equal number of shares of our common stock).

Pursuant to the Company’s charter, no stockholder may own, actually or constructively, more than 7.0% (by value or by number of shares, whichever is more restrictive) of our outstanding common stock without obtaining a waiver from the board of directors. The board of directors has waived the ownership limits with respect to John Kilroy, members of his family and some of their affiliated entities. These named individuals and entities may own either actually or constructively, in the aggregate, up to 19.6% of the our common stock, excluding Operating Partnership units that are exchangeable into shares of our common stock. Consequently, John Kilroy has substantial influence over the Company, and because the Company is the manager of the Operating Partnership, over the Operating Partnership, and could exercise his influence in a manner that is not in the best interest of our stockholders, noteholders or unitholders. Also, John Kilroy may, in the future, have a substantial influence over the outcome of any matters submitted to our stockholders or unitholders for approval.

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

The board of directors may waive the ownership limits if it is satisfied that the excess ownership would not jeopardize the Company’s REIT status and if it believes that the waiver would be in our best interest. The board of directors has waived the ownership limits with respect to John Kilroy, members of his family and some of their affiliated entities. These named individuals and entities may own either actually or constructively, in the aggregate, up to 19.6% of our outstanding common stock, excluding common units that are exchangeable into shares of common stock.

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

The Company’s charter contains provisions that may delay, deter or prevent a change of control transaction. The following provisions of the Company’s charter may delay or prevent a change of control over us, even if a change of control might be beneficial to our security holders, deter tender offers that may be beneficial to our security holders, or limit security holders’ opportunity to receive a potential premium for their shares and/or units if an investor attempted to gain shares beyond the Company’s ownership limits or otherwise to effect a change of control:

•
the Company’s charter authorizes the board of directors to issue up to 30,000,000 shares of the Company’s preferred stock, including convertible preferred stock, without stockholder approval. The board of directors may establish the preferences, rights and other terms, including the right to vote and the right to convert into common stock any shares issued. The issuance of preferred stock could delay or prevent a tender offer or a change of control even if a tender offer or a change of control was in our security holders’ interest. As of December 31, 2015, 8,000,000 shares of the Company’s preferred stock were issued and outstanding, consisting of 4,000,000 shares of the Company’s Series G Preferred Stock and 4,000,000 shares of the Company’s Series H Preferred Stock; and

•
the Company’s charter states that any director, or the entire board of directors, may be removed from office at any time, but only for cause and then only by the affirmative vote of the holders of at least two thirds of the votes of the Company’s capital stock entitled to be cast in the election of directors.

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

We are not limited in our ability to incur debt. Our financing policies and objectives are determined by the board of directors. Our goal is to limit our dependence on leverage and maintain a conservative ratio of debt to total market capitalization. However, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. As of December 31, 2015, we had approximately $2.2 billion aggregate principal amount of indebtedness outstanding, which represented 26.7% of our total market capitalization. Our total debt and the liquidation value of our preferred equity as a percentage of total market capitalization was approximately 29.1% as of December 31, 2015. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Company —Capitalization” for a calculation of our market capitalization. These ratios may be increased or decreased without the consent of our unitholders or stockholders. Increases in the amount of debt outstanding would result in an increase in our debt service, which could adversely affect cash flow and our ability to pay dividends and distributions to our security holders. Higher leverage also increases the risk of default on our obligations and limits our ability to obtain additional financing in the future.

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

Sales of a substantial number of shares of the Company’s securities, or the perception that this could occur, could result in decreasing the quoted trading price per share of the Company’s common stock and of the Operating Partnership’s publicly-traded notes. Management cannot predict whether future issuances of shares of the Company’s common stock, or the availability of shares for resale in the open market will result in decreasing the market price per share of the Company’s common stock. As of December 31, 2015, 92,258,690 shares of the Company’s common stock and 8,000,000 shares of the Company’s preferred stock, consisting of 4,000,000 shares of Series G Preferred Stock and 4,000,000 shares of Series H Preferred Stock, were issued and outstanding.

As of December 31, 2015, the Company had reserved for future issuance the following shares of common stock: 1,764,775 shares issuable upon the exchange, at the Company’s option, of the Operating Partnership’s common units; 1,686,608 shares remained available for grant under our 2006 Incentive Award Plan (see Note 13 “Shared-Based Compensation” to our consolidated financial statements included in this report); 1,269,809 shares issuable upon settlement of RSUs; 425,452 shares contingently issuable upon settlement of RSUs subject to performance conditions; and 610,000 shares issuable upon exercise of outstanding options. The Company has a currently effective registration statement registering 8,320,000 shares of our common stock for possible issuance under our 2006 Incentive Award Plan. The Company has a currently effective registration statement registering 1,821,503 shares of our common stock for possible issuance to and resale by certain holders of the Operating Partnership’s common units. That registration statement also registers 141,634 shares of common stock held by certain stockholders for possible resale. Consequently, if and when the shares are issued, they may be freely traded in the public markets. The Company has a currently effective registration statement registering a total of up to 9,236,100 shares of our common stock (subject to certain anti-dilution and other potential adjustments) issuable upon conversion of our Series G preferred stock and Series H preferred stock following a “Change of Control” (as defined in the terms of the Series G preferred stock and Series H preferred stock, respectively) of the Company, and, if and when issued, will generally be freely tradable in the public markets. Consequently, if and when the shares are issued or sold under these registration statements, they will be freely tradable in the public markets.

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

In addition, if the Company failed to qualify as a REIT, it would not be required to make distributions to its stockholders. As a result of all these factors, the Company’s failure to qualify as a REIT also could impair our ability to expand our business and raise capital, and could adversely affect the value and quoted trading price of the Company’s common stock.

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

To maintain the Company’s REIT status, we may be forced to borrow funds during unfavorable market conditions. To qualify as a REIT, the Company generally must distribute to its stockholders at least 90% of the Company’s net taxable income each year (subject to certain adjustments and excluding any net capital gains), and the Company will be subject to regular corporate income taxes to the extent that it distributes less than 100% of its net capital gains or distributes at least 90%, but less than 100%, of its net taxable income each year. In addition, the Company will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions it pays in any calendar year are less than the sum of 85% of its ordinary income, 95% of its net capital gains, and 100% of its undistributed income from prior years. To maintain the Company’s REIT status and avoid the payment of federal income and excise taxes, the Operating Partnership may need to borrow funds and distribute or loan the proceeds to the Company so it can meet the REIT distribution requirements even if the then-prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from differences in timing between the actual receipt of income and inclusion of income for federal income tax purposes, or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments.

If a transaction intended to qualify as a Section 1031 Exchange is later determined to be taxable or if we are unable to identify and complete the acquisition of a suitable replacement property to effect a Section 1031 Exchange, we may face adverse consequences, and if the laws applicable to such transactions are amended or repealed, we may not be able to dispose of properties on a tax deferred basis. When possible, we dispose of properties in transactions that are intended to qualify as Section 1031 Exchanges. It is possible that the qualification of a transaction as a Section 1031 Exchange could be successfully challenged and determined to be currently taxable or that we may be unable to identify and complete the acquisition of a suitable replacement property to effect a Section 1031 Exchange. In such case, our taxable income and earnings and profits would increase. This could increase the dividend income to our stockholders by reducing any return of capital they received. In some circumstances, we may be required to pay additional dividends or, in lieu of that, corporate income tax, possibly including interest and penalties. As a result, we may be required to borrow funds in order to pay additional dividends or taxes and the payment of such taxes could cause us to have less cash available to distribute to our stockholders. In addition, if a Section 1031 Exchange were later to be determined to be taxable, we may be required to amend our tax returns for the applicable year in question, including any information reports we sent our stockholders. Moreover, it is possible that legislation could be enacted that could modify or repeal the laws with respect to Section 1031 Exchanges, which could make it more difficult or not possible for us to dispose of properties on a tax deferred basis.

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

None.

ITEM 2.    PROPERTIES

General

Our stabilized portfolio of operating properties was comprised of the following office properties at December 31, 2015:

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied
Stabilized Office Properties	101	13,032,406	517	94.8%

Our stabilized portfolio includes all of our properties with the exception of development and redevelopment properties currently under construction or committed for construction, “lease-up” properties, real estate assets held for sale and undeveloped land. During the year ended December 31, 2015, we stabilized a development project consisting of two office buildings encompassing 108,517 rentable square feet in Hollywood, California, and a development project consisting of two office buildings encompassing 339,987 rentable square feet in Redwood City, California. These projects were included in our stabilized portfolio as of December 31, 2015. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We define “lease-up” properties as properties we recently developed or redeveloped that have not yet reached 95% occupancy and are within one year following cessation of major construction activities.

As of December 31, 2015, we had one office development project in the “lease-up” phase. We also had four operating properties and one land parcel classified as held for sale as of December 31, 2015. As of December 31, 2015, the following properties were excluded from our stabilized portfolio:

	Number of Properties/Projects	Estimated Rentable Square Feet (1)
Properties held for sale (2)	4	465,812
Development projects in “lease-up”	1	73,000
Development projects under construction	5	1,910,000
_______________

(1)
Estimated rentable square feet upon completion. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors That May Influence Future Results of Operations —Completed, In-Process and Future Development Pipeline” for more information.

(2)	See Note 4 “Dispositions and Real Estate Assets Held for Sale” to our consolidated financial statements included in this report for additional information.

Our stabilized portfolio also excludes our near-term and future development pipeline, which as of December 31, 2015, was comprised of ten potential development sites, representing approximately 99 gross acres of undeveloped land on which we believe we have the potential to develop over 5.0 million square feet of office space, depending upon economic conditions.

As of December 31, 2015, all of our properties and development projects were owned and all of our business was conducted in the state of California with the exception of twelve office properties and one future development project located in the state of Washington. All of our properties and development projects are 100% owned, excluding two office properties owned by Redwood City Partners, LLC, a consolidated subsidiary, and an undeveloped land parcel held at a qualified intermediary for potential future Section 1031 Exchanges to defer taxable gains on dispositions for federal and state income tax purposes, which have been consolidated for financial reporting purposes (see Note 2 “Basis of Presentation and Significant Accounting Policies” for additional information).

We own all of our properties through the Operating Partnership and the Finance Partnership. All our properties are held in fee, except for the eleven office buildings that are held subject to long-term ground leases for the land (see Note 16 “Commitments and Contingencies” to our consolidated financial statements included in this report for additional information regarding our ground lease obligations).

In general, the office properties are leased to tenants on a full service gross, modified gross or triple net basis. Under a full service gross lease, we are obligated to pay the tenant’s proportionate share of real estate taxes, insurance and operating expenses up to the amount incurred during the tenant’s first year of occupancy (“Base Year”) or a negotiated amount approximating the tenant’s pro-rata share of real estate taxes, insurance and operating expenses (“Expense Stop”). The tenant pays its pro-rata share of increases in expenses above the Base Year or Expense Stop. A modified gross lease is similar to a full service gross lease, except tenants are obligated to pay their proportionate share of certain operating expenses, usually electricity, directly to the service provider. In addition, some office properties, primarily in the greater Seattle region and certain properties in certain submarkets in San Francisco, are leased to tenants on a triple net basis, pursuant to which the tenants pay their proportionate share of real estate taxes, operating costs and utility costs.

We believe that all of our properties are well maintained and do not require significant capital improvements. As of December 31, 2015, we managed all of our properties through internal property managers.

Office Properties

The following table sets forth certain information relating to each of the stabilized office properties owned as of December 31, 2015.

Property Location		No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/2015 (1)	Annualized Base Rent (in $000’s) (2)	Annualized Rent Per Square Foot (2)
Los Angeles and Ventura Counties
23925 Park Sorrento, Calabasas, California	(3)	1	2001	11,789	100.0%	$421	$35.72
23975 Park Sorrento, Calabasas, California	(3)	1	2002	104,797	95.7%	3,388	34.69
24025 Park Sorrento, Calabasas, California	(3)	1	2000	108,671	75.0%	2,807	34.46
2829 Townsgate Road, Thousand Oaks, California	(3)	1	1990	81,067	100.0%	2,352	29.01
2240 E. Imperial Highway, El Segundo, California	(4)	1	1983/ 2008	122,870	100.0%	3,950	32.15
2250 E. Imperial Highway, El Segundo, California	(8)	1	1983	298,728	100.0%	9,448	31.76
2260 E. Imperial Highway, El Segundo, California	(4)	1	1983/ 2012	298,728	100.0%	10,510	35.18
909 Sepulveda Blvd., El Segundo, California	(3)	1	1972/ 2005	241,607	97.9%	6,664	28.52
999 Sepulveda Blvd., El Segundo, California	(3)	1	1962/ 2003	128,592	95.7%	3,054	25.58
6115 W. Sunset Blvd., Los Angeles, California	(5)	1	1938/ 2015	26,075	98.3%	1,341	52.35
6121 W. Sunset Blvd., Los Angeles, California	(5)	1	1938/ 2015	82,442	100.0%	4,133	50.13
6255 Sunset Blvd, Los Angeles, California	(9)	1	1971/ 1999	324,617	97.5%	11,531	37.70
3750 Kilroy Airport Way, Long Beach, California	(3)	1	1989	10,457	86.1%	109	19.95
3760 Kilroy Airport Way, Long Beach, California	(3)	1	1989	165,278	96.0%	4,776	30.09
3780 Kilroy Airport Way, Long Beach, California	(3)	1	1989	219,745	89.2%	5,213	27.16
3800 Kilroy Airport Way, Long Beach, California	(3)	1	2000	192,476	88.6%	5,411	31.71
3840 Kilroy Airport Way, Long Beach, California	(3)	1	1999	136,026	100.0%	4,915	36.13
3880 Kilroy Airport Way, Long Beach, California	(10)	1	1987/ 2013	96,035	100.0%	2,839	29.56

Property Location		No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/2015 (1)	Annualized Base Rent (in $000’s) (2)	Annualized Rent Per Square Foot (2)
3900 Kilroy Airport Way, Long Beach, California	(3)	1	1987	126,840	100.0%	3,105	24.51
12100 W. Olympic Blvd., Los Angeles, California	(3)	1	2003	150,167	94.2%	6,098	43.10
12200 W. Olympic Blvd., Los Angeles, California	(3)	1	2000	150,117	97.6%	4,573	40.81
12233 W. Olympic Blvd., Los Angeles, California	(11)	1	1980/ 2011	151,029	85.9%	4,452	48.48
12312 W. Olympic Blvd., Los Angeles, California	(6)	1	1950/ 1997	76,644	100.0%	4,096	53.44
1633 26th Street, Santa Monica, California	(4)	1	1972/ 1997	44,915	100.0%	1,270	28.28
2100/2110 Colorado Avenue, Santa Monica, California	(3)	3	1992/ 2009	102,864	100.0%	4,357	42.36
3130 Wilshire Blvd., Santa Monica, California	(3)	1	1969/ 1998	88,340	88.7%	2,580	33.93
501 Santa Monica Blvd., Santa Monica, California	(3)	1	1974	73,115	59.1%	2,175	50.98
Subtotal/Weighted Average – Los Angeles and Ventura Counties		29		3,614,031	95.1%	$115,568	$34.68
Orange County
2211 Michelson, Irvine, California	(3)	1	2007	271,556	94.0%	$9,518	$37.69
Subtotal/Weighted Average – Orange County		1		271,556	94.0%	$9,518	$37.69
San Diego County
12225 El Camino Real, Del Mar, California	(4)	1	1998	58,401	100.0%	$1,965	$33.64
12235 El Camino Real, Del Mar, California	(4)	1	1998	54,673	96.4%	2,372	45.01
12340 El Camino Real, Del Mar, California	(4)	1	2002	87,774	91.4%	3,506	43.68
12390 El Camino Real, Del Mar, California	(4)	1	2000	72,332	100.0%	3,069	42.44
12348 High Bluff Drive, Del Mar, California	(12)	1	1999	38,806	100.0%	1,292	33.29
12400 High Bluff Drive, Del Mar, California	(4)	1	2004	209,220	100.0%	10,671	51.00
3579 Valley Centre Drive, Del Mar, California	(4)	1	1999	50,677	100.0%	2,025	39.96
3611 Valley Centre Drive, Del Mar, California	(3)	1	2000	130,047	100.0%	5,342	41.08
3661 Valley Centre Drive, Del Mar, California	(13)	1	2001	129,051	90.2%	3,415	36.36
3721 Valley Centre Drive, Del Mar, California	(4)	1	2003	114,780	79.9%	4,155	45.28
3811 Valley Centre Drive, Del Mar, California	(6)	1	2000	112,067	100.0%	5,199	46.39
12780 El Camino Real, Del Mar, California	(6)	1	2013	140,591	100.0%	6,366	45.28
12790 El Camino Real, Del Mar, California	(4)	1	2013	78,349	97.5%	3,182	41.63
13280 Evening Creek Drive South, I-15 Corridor, California	(3)	1	2008	41,196	100.0%	1,058	25.69
13290 Evening Creek Drive South, I-15 Corridor, California	(4)	1	2008	61,180	100.0%	1,453	23.75
13480 Evening Creek Drive North, I-15 Corridor, California	(4)	1	2008	149,817	100.0%	7,779	51.92
13500 Evening Creek Drive North, I-15 Corridor, California	(4)	1	2004	147,533	100.0%	6,286	42.61

Property Location		No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/2015 (1)	Annualized Base Rent (in $000’s) (2)	Annualized Rent Per Square Foot (2)
13520 Evening Creek Drive North, I-15 Corridor, California	(4)	1	2004	141,128	82.0%	4,167	36.93
2355 Northside Drive, Mission Valley, California	(3)	1	1990	53,610	100.0%	1,410	27.07
2365 Northside Drive, Mission Valley, California	(3)	1	1990	96,437	83.0%	2,552	31.88
2375 Northside Drive, Mission Valley, California	(14)	1	1990	51,516	89.4%	1,350	29.32
2385 Northside Drive, Mission Valley, California	(3)	1	2008	89,023	95.7%	2,690	31.58
2305 Historic Decatur Road, Point Loma, California	(15)	1	2009	103,900	67.4%	2,400	34.25
4939 Directors Place, Sorrento Mesa, California	(6)	1	2002	60,662	100.0%	2,276	37.52
4955 Directors Place, Sorrento Mesa, California	(16)	1	2008	76,246	—%	—	—
10390 Pacific Center Court, Sorrento Mesa, California	(6)	1	2002	68,400	100.0%	2,771	40.52
10394 Pacific Center Court, Sorrento Mesa, California	(6)	1	1995	59,630	100.0%	1,182	19.83
10398 Pacific Center Court, Sorrento Mesa, California	(6)	1	1995	43,645	100.0%	698	15.99
10421 Pacific Center Court, Sorrento Mesa, California	(6)	1	1995/ 2002	75,899	100.0%	1,186	15.62
10445 Pacific Center Court, Sorrento Mesa, California	(6)	1	1995	48,709	100.0%	936	19.22
10455 Pacific Center Court, Sorrento Mesa, California	(7)	1	1995	90,000	100.0%	1,112	12.35
5717 Pacific Center Blvd., Sorrento Mesa, California	(16)	1	2001/ 2005	67,995	—%	—	—
4690 Executive Drive, UTC, California	(3)	1	1999	47,846	58.2%	693	24.87
Subtotal/Weighted Average – San Diego County		33		2,851,140	89.6%	$94,558	$37.40
San Francisco
4100 Bohannon Drive, Menlo Park, California	(5)	1	1985	47,379	100.0%	$1,719	$36.27
4200 Bohannon Drive, Menlo Park, California	(5)	1	1987	45,451	100.0%	1,834	40.34
4300 Bohannon Drive, Menlo Park, California	(5)	1	1988	63,079	100.0%	2,485	39.39
4400 Bohannon Drive, Menlo Park, California	(5)	1	1988	48,146	100.0%	1,521	33.67
4500 Bohannon Drive, Menlo Park, California	(5)	1	1990	63,078	100.0%	2,041	32.35
4600 Bohannon Drive, Menlo Park, California	(17)	1	1990	48,147	100.0%	1,172	40.92
4700 Bohannon Drive, Menlo Park, California	(5)	1	1989	63,078	100.0%	2,275	36.07
331 Fairchild Drive, Mountain View, California	(6)	1	2013	87,147	100.0%	4,185	48.03
680 E. Middlefield Road, Mountain View, California	(6)	1	2014	170,090	100.0%	7,729	45.44
690 E. Middlefield Road, Mountain View, California	(6)	1	2014	170,823	100.0%	7,763	45.44
900 Jefferson Avenue, Redwood City, California	(5)	1	2015	226,197	100.0%	13,670	60.43
900 Middlefield Road, Redwood City, California	(5)	1	2015	113,790	94.9%	5,808	53.77

Property Location		No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/2015 (1)	Annualized Base Rent (in $000’s) (2)	Annualized Rent Per Square Foot (2)
303 Second Street, San Francisco, California	(18)	1	1988	740,047	98.5%	38,147	52.57
100 First Street, San Francisco, California	(19)	1	1988	467,095	90.8%	20,500	51.05
250 Brannan Street, San Francisco, California	(4)	1	1907/ 2001	95,008	100.0%	5,413	56.98
201 Third Street, San Francisco, California	(3)	1	1983	346,538	99.7%	17,931	52.69
301 Brannan Street, San Francisco, California	(4)	1	1909/ 1989	74,430	100.0%	3,957	53.16
360 Third Street, San Francisco, California	(20)	1	2013	429,796	95.2%	19,877	48.69
1310 Chesapeake Terrace, Sunnyvale, California	(5)	1	1989	76,244	100.0%	2,369	31.08
1315 Chesapeake Terrace, Sunnyvale, California	(5)	1	1989	55,635	100.0%	1,424	25.60
1320-1324 Chesapeake Terrace, Sunnyvale, California	(5)	1	1989	79,720	100.0%	2,421	30.36
1325-1327 Chesapeake Terrace, Sunnyvale, California	(5)	1	1989	55,383	100.0%	1,234	22.29
505 N. Mathilda Avenue, Sunnyvale, California	(5)	1	2014	212,322	100.0%	9,449	44.50
555 N. Mathilda Avenue, Sunnyvale, California	(5)	1	2014	212,322	100.0%	9,449	44.50
605 N. Mathilda Avenue, Sunnyvale, California	(5)	1	2014	162,785	100.0%	7,244	44.50
599 N. Mathilda Avenue, Sunnyvale, California	(5)	1	2000	75,810	100.0%	2,202	29.04
Subtotal/Weighted Average – San Francisco		26		4,229,540	98.1%	$193,819	$47.35
Greater Seattle
601 108th Avenue NE, Bellevue, Washington	(5)	1	2000	488,470	98.8%	$16,754	$35.07
10900 NE 4th Street, Bellevue, Washington	(3)	1	1983	416,755	94.3%	14,135	36.11
10210 NE Points Drive, Kirkland, Washington	(5)	1	1988	84,641	100.0%	2,081	24.59
10220 NE Points Drive, Kirkland, Washington	(5)	1	1987	49,851	100.0%	1,290	26.11
10230 NE Points Drive, Kirkland, Washington	(5)	1	1990	98,982	82.2%	2,283	28.57
3933 Lake Washington Blvd NE, Kirkland, Washington	(5)	1	1993	46,450	65.5%	836	27.49
837 N. 34th Street, Lake Union, Washington	(5)	1	2008	111,580	100.0%	3,257	29.19
701 N. 34th Street, Lake Union, Washington	(5)	1	1998	138,995	72.4%	3,008	29.90
801 N. 34th Street, Lake Union, Washington	(6)	1	1998	169,412	100.0%	4,423	26.11
320 Westlake Terry Avenue North, Lake Union, Washington	(5)	1	2007	184,643	100.0%	6,314	34.20
321 Terry Avenue North, Lake Union, Washington	(5)	1	2013	135,755	100.0%	4,465	32.89
401 Terry Avenue North, Lake Union, Washington	(6)	1	2003	140,605	100.0%	6,207	44.15
Subtotal/Weighted Average – Greater Seattle		12		2,066,139	95.1%	$65,053	$33.26
TOTAL/WEIGHTED AVERAGE		101		13,032,406	94.8%	$478,516	$39.34
_________________

(1)	Based on all leases at the respective properties in effect as of December 31, 2015. Includes month-to-month leases as of December 31, 2015.

(2)
Annualized base rental revenue includes the impact of straight-lining rent escalations and the amortization of free rent periods and excludes the impact of the following: amortization of deferred revenue related tenant-funded tenant improvements, amortization of above/below market rents, amortization for lease incentives due under existing leases and expense reimbursement revenue. Excludes month-to-month leases and vacant space as of December 31, 2015.

(3)	For these properties, the leases are written on a full service gross basis.

(4)	For these properties, the leases are written on a modified gross basis.

(5)	For these properties, the leases are written on a triple net basis.

(6)	For these properties, the leases are written on a modified net basis.

(7)	For this property, the leases are written on a gross basis.

(8)	For this property, leases of approximately 52,000 rentable square feet are written on a full service gross basis and approximately 246,000 rentable square feet are written on a modified gross basis.

(9)
For this property, leases of approximately 5,000 rentable square feet are written on a modified gross basis, approximately 294,000 rentable square feet are written on a full service gross basis and approximately 17,000 rentable square feet are written on a triple net basis.

(10)	For this property, leases of approximately 46,000 rentable square feet are written on a modified gross basis and approximately 50,000 rentable square feet are written on a full service gross basis.

(11)
For this property, leases of approximately 25,000 rentable square feet are written on a full service gross basis, approximately 71,000 rentable square feet are written on a modified gross basis and approximately 35,000 rentable square feet are written on a gross basis.

(12)	For this property, leases of approximately 23,000 rentable square feet are written on a full service gross basis and approximately 16,000 rentable square feet are written on a modified gross basis.

(13)	For this property, leases of approximately 32,000 rentable square feet are written on a full service gross basis, and approximately 84,000 rentable square feet are written on a modified gross basis.

(14)	For this property, leases of approximately 29,000 rentable square feet are written on a gross basis and approximately 17,000 rentable square feet are written on a full service gross basis.

(15)	For this property, leases of approximately 48,000 rentable square feet are written on a full service gross basis and approximately 22,000 rentable square feet are written on a gross basis.

(16)	These properties are vacant.

(17)	For this property, leases of approximately 19,000 rentable square feet are written on a gross basis and approximately 29,000 rentable square feet are written on a triple net basis.

(18)
For this property, leases of approximately 491,000 rentable square feet are written on a full service gross basis, approximately 18,000 rentable square feet are written on a triple net basis, approximately 38,000 rentable square feet are written on a gross basis and approximately 182,000 rentable square feet are written on a modified gross basis.

(19)
For this property, leases of approximately 84,000 rentable square feet are written on a gross basis, approximately 344,000 rentable square feet are written on a full service gross basis and approximately 8,000 rentable square feet is written on a triple net basis.

(20)	For this property, leases of approximately 370,000 rentable square feet are written on a modified gross basis and approximately 59,000 rentable square feet are written on a full service gross basis.

Completed Development Projects and Development Projects in Lease-Up

During the year ended December 31, 2015, we completed and stabilized the following development projects, each comprised of two buildings, which were added to our stabilized portfolio of operating properties:

	Construction Period
Completed Development Project	Start Date	Completion / Stabilization Date	Rentable Square Feet	Office % Occupied
Crossing/900 Redwood City, California (1)	4Q 2013	4Q 2015	339,987	100.0%
Columbia Square - Phase 1 Hollywood, California (2)	2Q 2013	3Q 2015	108,517	100.0%
TOTAL:			448,504	100.0%
_______________________

(1)	This project is owned by Redwood City Partners, LLC, a consolidated subsidiary.

(2)	Phase 1 is comprised of 94,969 rentable square feet of office space and 13,548 rentable square feet of retail space.

During the fourth quarter of December 31, 2015, we completed the building shell of the following development project, and this property was in “lease-up” at December 31, 2015:

	Construction Period
Lease-up Projects	Start Date	Completion Date	Estimated Stabilization Date	Rentable Square Feet	% Occupied
The Heights at Del Mar Del Mar, California	4Q 2014	4Q 2015	4Q 2016	73,000	—%

In-Process, Near-Term and Future Development Pipeline

The following table sets forth certain information relating to our in-process development pipeline as of December 31, 2015.

	Estimated Construction Period		Estimated Stabilization Date	Estimated Rentable Square Feet	Office % Leased
In-Process Development Projects	Start Date	Completion Date

UNDER CONSTRUCTION:
San Francisco, California
350 Mission Street	4Q 2012	3Q 2015	2Q 2016	450,000	100%
333 Brannan Street	4Q 2013	3Q 2015	2Q 2016	185,000	100%
The Exchange on 16th (1)	2Q 2015	3Q 2017	3Q 2018	700,000	—%

Los Angeles, California
Columbia Square Phase 2 - Office	3Q 2013	1Q 2016	1Q 2017	370,000	58%
Columbia Square Residential	3Q 2013	1Q 2016	1Q 2017	205,000	N/A
SUBTOTAL:				1,910,000	50%
_______________________

(1)
In the second quarter of 2015, the Company commenced development of the four building complex comprised of two six-story buildings and two twelve-story buildings located in the Mission Bay district of San Francisco.

The following table sets forth certain information relating to our near-term and future development pipeline as of December 31, 2015.

Location	Location	Estimated Rentable Square Feet
NEAR-TERM DEVELOPMENT PIPELINE (1):

100 Hooper (2)	San Francisco	400,000
Academy Project	Hollywood	545,000
333 Dexter (3)	South Lake Union	700,000
One Paseo	Del Mar	TBD

FUTURE DEVELOPMENT PIPELINE:

Flower Mart	San Francisco	TBD
9455 Towne Centre Drive (4)	San Diego	150,000
Carlsbad Oaks – Lots 4, 5 & 8	Carlsbad	222,000
Pacific Corporate Center – Lot 8	Sorrento Mesa	170,000
Santa Fe Summit – Phase II and III	56 Corridor	600,000
Sorrento Gateway – Lot 2	Sorrento Mesa	80,000
_______________________

(1)
Project developable square feet and scope could change materially from estimated data provided due to one of more of the following:  any significant changes in the economy, market conditions, our markets, tenant requirements and demands, construction costs, new office supply, regulatory and entitlement processes or project design.

(2)
In July 2015, the Company closed on a fully-entitled 3.3 acre site for a total purchase price of approximately $78.0 million in cash and approximately $4.1 million in accrued liabilities and acquisition costs in the south of market area of San Francisco. The Company will develop and own two buildings totaling approximately 400,000 square feet.

(3)	Consists of four adjacent parcels in the South Lake Union submarket of Seattle which the Company acquired in February 2015.

(4)
The Company is planning to demolish the existing two-story 45,195 rentable square foot office building and is currently pursuing entitlements to build a new five-story 150,000 rentable square foot building.

Significant Tenants

The following table sets forth information about our 15 largest tenants based upon annualized base rental revenues, as defined below, as of December 31, 2015.

Tenant Name	Annualized Base Rental Revenue(1)	Percentage of Total Annualized Base Rental Revenue(1)	Lease Expiration Date
	(in thousands)
LinkedIn Corporation	$28,344	5.9%	Various (4)
Box, Inc. (2)	22,493	4.7%	Various (5)
DIRECTV, LLC	22,467	4.7%	September 2027
Synopsys, Inc.	15,492	3.2%	August 2030
Bridgepoint Education, Inc.	15,066	3.2%	Various (6)
Delta Dental of California	10,313	2.2%	May 2018
AMN Healthcare, Inc.	9,001	1.9%	July 2027
Concur Technologies	8,225	1.7%	December 2025
Zenefits Insurance Service	7,314	1.5%	Various (7)
Scan Group (3)	6,487	1.4%	Various (8)
Group Health Cooperative	6,372	1.3%	September 2017
Neurocrine Biosciences, Inc.	6,366	1.3%	December 2019
Riot Games, Inc.	6,223	1.3%	Various (9)
Institute for Systems Biology	6,207	1.3%	March 2021
Fish & Richardson, P.C.	6,071	1.3%	October 2018
Total	$176,441	36.9%
_______________________________________

(1)
Annualized base rental revenue includes the impact of straight-lining rent escalations and the amortization of free rent periods and excludes the impact of the following: amortization of deferred revenue related tenant-funded tenant improvements, amortization of above/below market rents, amortization for lease incentives due under existing leases, and expense reimbursement revenue. Excludes month-to-month leases and vacant space as of December 31, 2015.

(2)	Includes 100% of annualized base rental revenues from Redwood City Partners, LLC, a consolidated subsidiary.

(3)	The Company has entered into leases with various affiliates of the tenant.

(4)	The LinkedIn Corporation leases, which contribute $2.2 million and $26.1 million, expire in July 2019 and September 2026, respectively.

(5)	The Box, Inc. leases, which contribute $2.1 million and $20.4 million, expire in August 2021 and June 2028, respectively.

(6)	The Bridgepoint Education Inc. leases, which contribute $1.0 million, $6.3 million and $7.8 million, expire in February 2017, July 2018 and September 2018, respectively.

(7)	The Zenefits Insurance Service leases, which contribute $1.3 million and $6.0 million, expire in January 2017 and March 2023, respectively.

(8)	The Scan Group leases, which contribute $0.3 million and $6.2 million, expire in January 2016 and April 2026, respectively.

(9)	The Riot Games, Inc. leases, which contribute $0.5 million, $1.6 million, and $4.1 million, expire in September 2020, November 2020, and November 2024, respectively.

The following pie chart sets forth the composition of our tenant base by industry and as a percentage of our annualized base rental revenue based on the North American Industry Classification System as of December 31, 2015.

Other Services, 4%
Wholesale and Retail Trade, 3%
Manufacturing, 6%
Finance, Insurance, and Real Estate, 16%
Technology, 37%
Profess., Bus., and Other Services, 13%
Media, 11%
Education / Health Services, 10%

Lease Expirations

The following table sets forth a summary of our lease expirations for each of the next ten years beginning with 2016, assuming that none of the tenants exercise renewal options or termination rights. See further discussion of our lease expirations under “Item 1A. Risk Factors”.

Lease Expirations

Year of Lease Expiration	# of Expiring Leases	Total Square Feet	% of Total Leased Square Feet	Annualized Base Rent (000’s)(1) (2)	% of Total Annualized Base Rent(1)	Annualized Rent per Square Foot (1)
2016	94	700,875	5.8%	$20,844	4.3%	$29.74
2017	104	1,260,852	10.4%	47,192	9.9%	37.43
2018	75	1,361,052	11.2%	54,644	11.4%	40.15
2019	88	1,534,421	12.6%	56,113	11.7%	36.57
2020	89	1,899,476	15.7%	71,094	14.9%	37.43
2021	50	906,739	7.5%	38,270	8.0%	42.21
2022	17	398,968	3.3%	16,910	3.5%	42.38
2023	18	563,794	4.6%	26,778	5.6%	47.50
2024	17	554,293	4.6%	21,432	4.5%	38.67
2025	8	101,610	0.8%	4,676	1.0%	46.02
2026 and beyond	28	2,854,723	23.5%	120,563	25.2%	42.23
Total(3)	588	12,136,803	100.0%	$478,516	100.0%	$39.43
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

(2)	Includes 100% of annualized base rent from Redwood City Partners, LLC, a consolidated subsidiary.

(3)
The information presented for all lease expiration activity reflects leasing activity through December 31, 2015 for our stabilized portfolio. For leases that have been renewed early or space that has been re-leased to a new tenant, the expiration date and annualized base rent information presented takes into consideration the renewed or re-leased lease terms. Excludes space leased under month-to-month leases, vacant space and lease renewal options not executed as of December 31, 2015.

Secured Debt

As of December 31, 2015, the Operating Partnership had five outstanding mortgage notes payable and one outstanding secured note payable, which were secured by certain of our properties. Our secured debt represents an aggregate indebtedness of approximately $375.7 million. See additional information regarding our secured debt in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Sources,” Notes 7 and 8 to our consolidated financial statements and Schedule III—Real Estate and Accumulated Depreciation included with this report. Management believes that, as of December 31, 2015, the value of the properties securing the applicable secured obligations in each case exceeded the principal amount of the outstanding obligation.

ITEM 3.	LEGAL PROCEEDINGS

We and our properties are subject to routine litigation incidental to our business. As of December 31, 2015, we are not a defendant in, and our properties are not subject to, any legal proceedings that we believe, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations, or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR KILROY REALTY CORPORATION’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “KRC.” As of the date this report was filed, there were approximately 89 registered holders of the Company’s common stock. The following table illustrates high, low, and closing prices by quarter, as well as dividends declared, during 2015 and 2014 as reported on the NYSE.

2015	High	Low	Close	Per Share Common Stock Dividends Declared
First quarter	$78.86	$70.48	$76.17	$0.3500
Second quarter	77.92	67.15	67.15	0.3500
Third quarter	73.45	63.41	65.16	0.3500
Fourth quarter	69.92	62.83	63.28	0.3500
2014	High	Low	Close	Per Share Common Stock Dividends Declared
First quarter	$59.53	$49.72	$58.58	$0.3500
Second quarter	62.88	57.29	62.28	0.3500
Third quarter	63.96	58.03	59.44	0.3500
Fourth quarter	71.47	58.73	69.07	0.3500

The Company pays distributions to common stockholders quarterly each January, April, July and October, at the discretion of the board of directors. Distribution amounts depend on our FFO, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the board of directors deems relevant.

The table below reflects our purchases of equity securities during the three month period leading up to December 31, 2015.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet to be Purchased Under the Plans or Programs
October 1 - October 31, 2015	—	$—	—	—
November 1 - November 30, 2015	—	$—	—	—
December 1 - December 31, 2015	62,072	$63.80	—	—
Total	62,072	$63.80	—	—

MARKET FOR KILROY REALTY, L.P.’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the Operating Partnership’s common units. As of the date this report was filed, there were 21 holders of record of common units (including through the Company’s general partnership interest).

The following table reports the distributions per common unit declared during the years ended December 31, 2015 and 2014.

2015	Per Unit Common Unit Distribution Declared
First quarter	$0.3500
Second quarter	0.3500
Third quarter	0.3500
Fourth quarter	0.3500
2014	Per Unit Common Unit Distribution Declared
First quarter	$0.3500
Second quarter	0.3500
Third quarter	0.3500
Fourth quarter	0.3500

During 2015 and 2014, the Operating Partnership redeemed 39,425 and 1,000 common units, respectively, for the same number of shares of the Company’s common stock.

PERFORMANCE GRAPH

The following line graph compares the change in cumulative stockholder return on shares of the Company’s common stock to the cumulative total return of the NAREIT All Equity REIT Index, the Standard & Poor’s 500 Stock Index, and the SNL REIT Office Index for the five-year period ended December 31, 2015. We include an additional index, the SNL REIT Office Index, to the performance graph since management believes it provides additional information to investors about our performance relative to a more specific peer group. The SNL REIT Office Index is a published and widely recognized index that comprises 28 office equity REITs, including us. The graph assumes the investment of $100 in us and each of the indices on December 31, 2010 and, as required by the SEC, the reinvestment of all distributions. The return shown on the graph is not necessarily indicative of future performance.

Total Return Performance
Kilroy Realty Corporation
SNL REIT Office
NAREIT All Equity REIT Index
S&P 500
Index Value
220
200
180
160
140
120
100
80
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15

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

The consolidated balance sheet data as of December 31, 2015 and 2014 and the consolidated statement of operations data for the years ended December 31, 2015, 2014 and 2013 have been derived from the historical consolidated financial statements of Kilroy Realty Corporation audited by an independent registered public accounting firm. The consolidated balance sheet data as of December 31, 2013, 2012 and 2011 and the consolidated statement of operations data for the years ended December 31, 2012 and 2011 have been derived from the historical consolidated financial statements of Kilroy Realty Corporation and adjusted to present the income from operating properties that were sold through the year ended December 31, 2014, as income from discontinued operations, and adjusted for the impact of subsequent accounting changes requiring retrospective application, if any. Effective January 1, 2015 the Company adopted Financial Accounting Standards Board Accounting Standards Update 2014-08 (see Note 2 “Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included in this report for additional information). Therefore results from operating properties sold in 2015 are reported within continuing operations for all periods presented and adjustments to prior years’ consolidated financial statement information for operating properties that were sold during the year ended December 31, 2015 were not required.

Kilroy Realty Corporation Consolidated
(in thousands, except share, per share, square footage and occupancy data)

	Year Ended December 31,
	2015	2014	2013	2012	2011
Statements of Operations Data:
Total revenues from continuing operations	$581,275	$521,725	$457,111	$373,318	$304,574
Income (loss) from continuing operations	238,604	59,313	14,935	(5,475)	(16,664)
Income from discontinued operations (1)	—	124,495	29,630	282,576	84,153
Net income available to common stockholders	220,831	166,969	30,630	249,826	50,819
Per-Share Data:
Weighted average shares of common stock outstanding – basic	89,854,096	83,090,235	77,343,853	69,639,623	56,717,121
Weighted average shares of common stock outstanding – diluted	90,395,775	84,967,720	77,343,853	69,639,623	56,717,121
Income (loss) from continuing operations available to common stockholders per share of common stock – basic	$2.44	$0.52	$0.00	$(0.40)	$(0.57)
Income (loss) from continuing operations available to common stockholders per share of common stock – diluted	$2.42	$0.51	$0.00	$(0.40)	$(0.57)
Net income available to common stockholders per share – basic	$2.44	$1.99	$0.37	$3.56	$0.87
Net income available to common stockholders per share – diluted	$2.42	$1.95	$0.37	$3.56	$0.87
Dividends declared per common share	$1.40	$1.40	$1.40	$1.40	$1.40
 ________________________

(1)
The Company adopted ASU 2014-08 effective January 1, 2015 (see Note 2 “Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included in this report for additional information). As a result, results of operations for properties classified as held for sale and/or disposed of subsequent to January 1, 2015 are presented in continuing operations. Prior to January 1, 2015, properties classified as held for sale and/or disposed of are presented in discontinued operations.

	December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Total real estate held for investment, before accumulated depreciation and amortization	$6,328,146	$6,057,932	$5,264,947	$4,757,394	$3,798,690
Total assets	5,939,469	5,633,736	5,111,028	4,616,084	3,446,795
Total debt	2,238,508	2,469,413	2,204,938	2,040,935	1,821,286
Total noncontrolling interest – preferred units (1)	—	—	—	—	73,638
Total preferred stock	192,411	192,411	192,411	192,411	121,582
Total equity (2)	3,234,586	2,723,936	2,516,160	2,235,933	1,327,482
Other Data:
Funds From Operations (3) (4)	$316,612	$250,744	$218,621	$165,455	$136,173
Cash flows provided by (used in):
Operating activities	$272,008	$245,253	$240,576	$180,724	$138,256
Investing activities	(262,752)	(501,436)	(506,520)	(706,506)	(634,283)
Financing activities	23,471	244,587	284,621	537,705	485,964
Office Property Data: (5)
Rentable square footage	13,032,406	14,096,617	12,736,099	13,249,780	11,421,112
Occupancy	94.8%	94.4%	93.4%	92.8%	90.1%
_______________________

(1)	Represents the redemption value, less issuance costs of our 1,500,000 7.45% Series A Cumulative Preferred Units (“Series A Preferred Units”). The Series A Preferred Units were redeemed in 2012.

(2)
Includes the noncontrolling interest of the common units of the Operating Partnership and Redwood City Partners, LLC (a consolidated subsidiary created during 2013, see Note 2 “Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included in this report for additional information).

(3)
We calculate FFO in accordance with the White Paper on FFO approved by the Board of Governors of NAREIT. The White Paper defines FFO as net income or loss calculated in accordance with GAAP, excluding extraordinary items, as defined by GAAP, gains and losses from sales of depreciable real estate and impairment write-downs associated with depreciable real estate, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures. Our calculation of FFO includes the amortization of deferred revenue related to tenant-funded tenant improvements and excludes the depreciation of the related tenant improvement assets. We also add back net income attributable to noncontrolling common units of the Operating Partnership because we report FFO attributable to common stockholders and common unitholders.

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

(4)
FFO includes amortization of deferred revenue related to tenant-funded tenant improvements of $13.3 million, $11.0 million, $10.7 million, $9.1 million and $9.3 million for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

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

The consolidated balance sheet data as of December 31, 2015 and 2014 and the consolidated statement of operations data for the years ended December 31, 2015, 2014 and 2013 have been derived from the historical consolidated financial statements of Kilroy Realty, L.P. audited by an independent registered public accounting firm. The consolidated balance sheet data as of December 31, 2013, 2012 and 2011 and the consolidated statement of operations data for the years ended December 31, 2012 and 2011 have been derived from the historical consolidated financial statements of Kilroy Realty, L.P. and adjusted to present the income from operating properties that were sold through the year ended December 31, 2014, as income from discontinued operations, and adjusted for the impact of subsequent accounting changes requiring retrospective application, if any. Effective January 1, 2015 the Company adopted Financial Accounting Standards Board Accounting Standards Update 2014-08 (see Note 2 “Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included in this report for additional information). Therefore results from operating properties sold in 2015 are reported within continuing operations for all periods presented and adjustments to prior years’ consolidated financial statement information for operating properties that were sold during the year ended December 31, 2015 were not required.

Kilroy Realty, L.P. Consolidated
(in thousands, except unit, per unit, square footage and occupancy data)

	Year Ended December 31,
	2015	2014	2013	2012	2011
Statements of Operations Data:
Total revenues from continuing operations	$581,275	$521,725	$457,111	$373,318	$304,574
Income (loss) from continuing operations	238,604	59,313	14,935	(5,475)	(16,664)
Income from discontinued operations (1)	—	124,495	29,630	282,576	84,153
Net income available to common unitholders	224,887	170,298	31,091	255,375	51,764
Per Unit Data:
Weighted average common units outstanding – basic	91,645,578	84,894,498	79,166,260	71,403,258	58,437,444
Weighted average common units outstanding – diluted	92,187,257	86,771,983	79,166,260	71,403,258	58,437,444
Income (loss) from continuing operations available to common unitholders per common unit – basic	$2.44	$0.52	$0.00	$(0.40)	$(0.58)
Income (loss) from continuing operations available to common unitholders per common unit – diluted	$2.42	$0.51	$0.00	$(0.40)	$(0.58)
Net income available to common unitholders per unit – basic	$2.44	$1.99	$0.37	$3.56	$0.86
Net income available to common unitholders per unit – diluted	$2.42	$1.94	$0.37	$3.56	$0.86
Distributions declared per common unit	$1.40	$1.40	$1.40	$1.40	$1.40
 ________________________

(1)
The Company adopted ASU 2014-08 effective January 1, 2015 (see Note 2 “Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included in this report for additional information). As a result, results of operations for properties classified as held for sale and/or disposed of subsequent to January 1, 2015 are presented in continuing operations. Prior to January 1, 2015, properties classified as held for sale and/or disposed of are presented in discontinued operations.

	December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Total real estate held for investment, before accumulated depreciation and amortization	$6,328,146	$6,057,932	$5,264,947	$4,757,394	$3,798,690
Total assets	5,939,469	5,633,736	5,111,028	4,616,084	3,446,795
Total debt	2,238,508	2,469,413	2,204,938	2,040,935	1,821,286
Series A redeemable preferred units (1)	—	—	—	—	73,638
Total preferred capital	192,411	192,411	192,411	192,411	121,582
Total capital (2)	3,234,586	2,723,936	2,516,160	2,235,933	1,327,482
Other Data:
Cash flows provided by (used in):
Operating activities	272,008	245,253	240,576	180,724	138,256
Investing activities	(262,752)	(501,436)	(506,520)	(706,506)	(634,283)
Financing activities	23,471	244,587	284,621	537,705	485,964
Office Property Data: (3)
Rentable square footage	13,032,406	14,096,617	12,736,099	13,249,780	11,421,112
Occupancy	94.8%	94.4%	93.4%	92.8%	90.1%
_______________________

(1)	Represents the redemption value, less issuance costs of the Operating Partnership’s issued and outstanding 1,500,000 Series A Preferred Units. All Series A Preferred Units were redeemed in 2012.

(2)
Includes the noncontrolling interests in consolidated subsidiaries and Redwood City Partners, LLC (a consolidated subsidiary created during 2013, see Note 2 “Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included in this report for additional information).

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

Forward-Looking Statements

Statements contained in this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements, including statements or information concerning projected future occupancy and rental rates, lease expirations, debt maturity, potential investments, strategies such as capital recycling, development and redevelopment activity, projected construction costs, dispositions, future executive incentive compensation, pending, potential or proposed acquisitions and other forward-looking financial data, as well as the discussion in “—Factors That May Influence Future Results of Operations”, “—Liquidity and Capital Resource of the Company”, and “—Liquidity and Capital Resources of the Operating Partnership.” Forward-looking statements can be identified by the use of words such as “believes,” “expects,” “projects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” and the negative of these words and phrases and similar expressions that do not relate to historical matters. Forward-looking statements are based on our current expectations, beliefs and assumptions, and are not guarantees of future performance. Forward-looking statements are inherently subject to uncertainties, risks, changes in circumstances, trends and factors that are difficult to predict, many of which are outside of our control. Accordingly, actual performance, results and events may vary materially from those indicated in the forward-looking statements, and you should not rely on the forward-looking statements as predictions of future performance, results or outcomes. Numerous factors could cause actual future events to differ materially from those indicated in forward-looking statements, including, among others:

•	global market and general economic conditions and their effect on our liquidity and financial conditions and those of our tenants;

•	adverse economic or real estate conditions in California and Washington;

•	risks associated with our investment in real estate assets, which are illiquid, and with trends in the real estate industry;

•	defaults on or non-renewal of leases by tenants;

•	any significant downturn in tenants’ businesses;

•	our ability to re-lease property at or above current market rates;

•	costs to comply with government regulations, including environmental remediations;

•	the availability of cash for distribution and debt service and exposure of risk of default under debt obligations;

•	significant competition, which may decrease the occupancy and rental rates of properties;

•	potential losses that may not be covered by insurance;

•	the ability to successfully complete acquisitions and dispositions on announced terms;

•	the ability to successfully operate acquired properties;

•	the ability to successfully complete development and redevelopment properties on schedule and within budgeted amounts;

•	defaults on leases for land on which some of our properties are located;

•	adverse changes to, or implementations of, applicable laws, regulations or legislation;

•	environmental uncertainties and risks related to natural disasters; and

•	the Company’s ability to maintain its status as a REIT.

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

Company Overview

We are a self-administered REIT active in premier office submarkets along the West Coast. We own, develop, acquire and manage real estate assets, consisting primarily of Class A properties in the coastal regions of Los Angeles, Orange County, San Diego County, the San Francisco Bay Area and greater Seattle, which we believe have strategic advantages and strong barriers to entry. We own our interests in all of our properties through the Operating Partnership and the Finance Partnership and generally conduct substantially all of our operations through the Operating Partnership. We owned a 98.1% and 98.0% general partnership interest in the Operating Partnership as of December 31, 2015 and 2014, respectively. All of our properties are held in fee except for the eleven office buildings that are held subject to long-term ground leases for the land (see Note 16 “Commitments and Contingencies” to our consolidated financial statements included in this report for additional information regarding our ground lease obligations).

2015 Highlights

2015 was another strong year of execution and operating results for us across multiple fronts. We believe our strong leasing performance, continued execution of our development program with focus and discipline, maintenance of our strong balance sheet and availability to capital including rating agency upgrades, and success with our capital recycling program, continues to position us well for sustained long-term growth.

Leasing. During 2015, we executed new and renewal office leases within our stabilized portfolio and our development properties on 1.5 million square feet, with an increase in GAAP rents of 33.0% and cash rents of 22.3%. Our efforts over the past few years have increased the occupancy in our stabilized office portfolio to 94.8% as of December 31, 2015, up from 94.4% as of December 31, 2014.

Development. During 2015, we continued our focus on value-add and highly accretive development opportunities and continued to expand our development pipeline through targeted acquisitions of development opportunities on the West Coast. In 2015, we completed and stabilized two development projects, Crossing/900 in Redwood City, California, with a total investment of approximately $190.0 million and Columbia Square Phase 1 in Hollywood, California, with a total investment of approximately $81.0 million. The office components of these projects were 100% pre-leased at completion. In 2015, we also acquired two development opportunities, one comprised of four adjacent parcels totaling 2.4 acres in South Lake Union, Washington, and one 3.3 acre land site in the SOMA submarket of San Francisco. The land sites were acquired in two separate transactions for a total cash purchase price of $127.5 million (see Note 3 “Acquisitions” to our consolidated financial statements included in this report for more information). We also commenced construction on The Exchange at 16th, an approximately 700,000 square-foot, four building project in the Mission Bay submarket of San Francisco.

As of December 31, 2015, the Company had five development projects under construction. Of the office components under construction, two projects are 100% pre-leased and one project is 58% pre-leased. These five projects aggregate approximately 1.9 million square feet of space, and the Company estimates its total investment in these projects will be approximately $1.2 billion. The total estimated investment of the five projects includes lease commissions and excludes tenant improvement overages. Scheduled completion dates range through 2017. See “—Factors that May Influence Future Operations—Completed, In-Process and Future Development Pipeline” for additional information.

Capital Recycling Program. We have continued to utilize our capital recycling program to provide additional capital to finance development expenditures, fund potential acquisitions, repay long-term debt and for other general corporate purposes. Our general strategy is to target the disposition of mature properties or those that have limited upside for us and redeploy the capital into acquisitions and/or development projects where we can add additional value to generate higher returns (see “—Factors that May Influence Future Operations” for additional information).

In connection with this strategy, during 2015, we completed the sale of ten office buildings and one land parcel to unaffiliated third parties in four separate transactions for gross sales proceeds totaling approximately $335.2 million. In addition, in January 2016 we completed the sales of four operating properties and one undeveloped land parcel that were held for sale at December 31, 2015 for total gross proceeds of $266.8 million.

Financings. In addition to obtaining funding from our capital recycling program during 2015, we successfully completed the following financing and capital raising activities to fund our continued growth. See “—Liquidity and Capital Resources of the Operating Partnership” for additional information.

•	Issued common stock for aggregate net proceeds of $138.2 million under the Company’s at-the-market (ATM) offering program;
•Issued common stock for aggregate net proceeds of $249.6 million through a registered direct placement;

•	Issued $400.0 million aggregate principal amount of 10-year, 4.375% senior unsecured notes maturing in October 2025;
•Repaid a total of $475.1 million of unsecured and secured debt at par; and

•	Received an upgrade in our debt ratings from Moody’s Investors Service (“Moody’s”) and Standard and Poor’s Rating Service (“S&P”) to Baa2 and BBB, respectively.

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

Rental Revenue Recognition

Rental revenue is our principal source of revenue. The timing of when we commence rental revenue recognition depends largely on our conclusion as to whether we are or the tenant is the owner for accounting purposes of tenant improvements at the leased property. When we conclude that we are the owner of tenant improvements for accounting purposes, we record the cost to construct the tenant improvements as an asset, and we commence rental revenue recognition when the tenant takes possession of or controls the finished space, which is typically when the improvements being recorded as our asset are substantially complete.

The determination of whether we are or the tenant is the owner of tenant improvements for accounting purposes is subject to significant judgment. In making that determination, we consider numerous factors and perform a detailed evaluation of each individual lease. No one factor is determinative in reaching a conclusion. The factors we evaluate include but are not limited to the following:

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

In addition, we also record the cost of certain tenant improvements paid for or reimbursed by tenants when we conclude that we are the owner of such tenant improvements using the factors discussed above. For these tenant-funded tenant improvements, we record the amount funded or reimbursed by tenants as deferred revenue, which is amortized and recognized as rental revenue over the term of the related lease beginning upon substantial completion of the leased premises. During the years ended December 31, 2015, 2014, and 2013, we capitalized $22.8 million, $49.8 million and $15.1 million, respectively, of tenant-funded tenant improvements. The amount of tenant-funded tenant improvements recorded in any given year varies based upon the mix of specific leases executed and/or commenced during the reporting period. For the years ended December 31, 2015, 2014, and 2013, we recognized $13.3 million, $11.0 million and $10.7 million, respectively, of noncash rental revenue related to the amortization of deferred revenue recorded in connection with tenant-funded tenant improvements.

When we conclude that we are not the owner and the tenant is the owner of certain tenant improvements for accounting purposes, we record our contribution towards those improvements as a lease incentive, which is amortized as a reduction to rental revenue on a straight-line basis over the term of the related lease, and rental revenue recognition begins when the tenant takes possession of or controls the space.

Our determination as to whether we are or the tenant is the owner of tenant improvements for accounting purposes is made on a lease-by-lease basis and has a significant impact on the amount of noncash rental revenue that we record related to the amortization of deferred revenue for tenant-funded tenant improvements, and also has a significant effect on the timing of commencement of revenue recognition.

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

During the year, we accrue estimated tenant reimbursement revenue in the period in which the tenant reimbursable costs are incurred based on our best estimate of the amounts to be recovered. Throughout the year, we perform analyses to properly match tenant reimbursement revenue with reimbursable costs incurred to date. Additionally, during the fourth quarter of each year, we perform preliminary reconciliations and accrue additional tenant reimbursement revenue or refunds. Subsequent to year end, we perform final detailed reconciliations and analyses on a lease-by-lease basis and bill or refund each tenant for any cumulative annual adjustments in the first and second quarters of each year for the previous year’s activity. Our historical experience for the years ended December 31, 2014 and 2013 has been that our final reconciliation and billing process resulted in final amounts that approximated the total annual tenant reimbursement revenues recognized.

Allowances for Uncollectible Current Tenant Receivables and Deferred Rent Receivables

Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and deferred rent receivables. Current tenant receivables consist primarily of amounts due for contractual lease payments and reimbursements of common area maintenance expenses, property taxes, and other costs recoverable from tenants. Deferred rent receivables represent the amount by which the cumulative straight-line rental revenue recorded to date exceeds cash rents billed to date under the lease agreement. As of December 31, 2015 and 2014, current receivables were carried net of an allowance for uncollectible tenant receivables amount of $2.1 million and $2.0 million, respectively, for each period and deferred rent receivables were carried net of an allowance for deferred rent of $1.9 million and $2.0 million, respectively.

Management’s determination of the adequacy of the allowance for uncollectible tenant receivables and the allowance for deferred rent receivables is performed using a methodology that incorporates a specific identification analysis and an aging analysis and considers the current economic and business environment. This determination requires significant judgment and estimates about matters that are uncertain at the time the estimates are made, including the creditworthiness of specific tenants, specific industry trends and conditions, and general economic trends and conditions. Since these factors are beyond our control, actual results can differ from our estimates, and such differences could be material.

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

For the years ended December 31, 2015, 2014 and 2013, we recorded a total provision for bad debts for both current tenant receivables and deferred rent receivables of approximately 0.1%, 0.0% and 0.1%, respectively, of rental revenue. Our historical experience has been that actual write-offs of current tenant receivables and deferred rent receivables has approximated the provision for bad debts recorded for the years ended December 31, 2015, 2014 and 2013. In the event our estimates were not accurate and we had to change our allowances by 1% of revenue from continuing operations, the potential impact to our net income available to common stockholders would be approximately $5.8 million, $5.2 million and $4.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Costs directly associated with all operating property acquisitions and those development and redevelopment acquisitions that meet the accounting criteria to be accounted for as business combinations are expensed as incurred. During the years ended December 31, 2015, 2014, and 2013, we expensed $0.5 million, $1.5 million and $2.0 million of acquisition costs respectively, based on the level of our acquisition activity during those years. Our acquisition expenses are directly related to our acquisition activity and if our acquisition activity was to increase or decrease, so would our acquisition costs.

We record development acquisitions that do not meet the accounting criteria to be accounted for as business combinations and the subsequent acquisition of the fee interest in land and improvements underlying our properties at the purchase price paid. Costs directly associated with development acquisitions accounted for as asset acquisitions are capitalized as part of the cost of the acquisition. During the years ended December 31, 2015, 2014, and 2013, we capitalized $1.1 million, $4.5 million, and $2.3 million, respectively, of such acquisition costs.

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

When we evaluate for potential impairment our real estate assets to be held and used, we first evaluate whether there are any indicators of impairment. If any impairment indicators are present for a specific real estate asset, we then perform an undiscounted cash flow analysis and compare the net carrying amount of the real estate asset to the real estate asset’s estimated undiscounted future cash flow over the anticipated holding period. If the estimated undiscounted future cash flow is less than the net carrying amount of the real estate asset, we perform an impairment loss calculation to determine if the fair value of the real estate asset, less estimated costs to sell, is less than the net carrying value of the real estate asset. We also perform an impairment loss calculation for real estate assets held for sale to determine if the fair value of the real estate asset, less estimated costs to sell, is less than the net carrying value of the real estate asset. Our impairment loss calculation compares the net carrying amount of the real estate asset to the real estate asset’s estimated fair value, which may be based on estimated discounted future cash flow calculations or third-party valuations or appraisals. We recognize an impairment loss if the amount of the asset’s net carrying amount exceeds the asset’s estimated fair value less costs to sell. If we recognize an impairment loss, the estimated fair value of the asset becomes its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated (amortized) over the remaining useful life of that asset.

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

For each property where such an indicator occurred and/or for properties within a given submarket where such an indicator occurred, we completed an impairment evaluation. After completing this process, we determined that for each of the operating properties evaluated, undiscounted cash flows over the holding period were in excess of carrying value and, therefore, we did not record any impairment losses for these properties.

Cost Capitalization and Depreciation

We capitalize costs associated with development and redevelopment activities, capital improvements, tenant improvements, and leasing activities, including internal compensation costs. In addition, for development and redevelopment projects, we also capitalize the following costs during periods in which activities necessary to prepare the project for its intended use are in progress: interest costs based on the weighted average interest rate of our outstanding indebtedness for the period, real estate taxes and insurance. For the years ended December 31, 2015, 2014 and 2013, we capitalized $15.2 million, $11.4 million and $7.3 million, respectively, of internal costs to our qualifying development projects.

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

Share-Based Incentive Compensation Accounting

At December 31, 2015, the Company had one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan, which is described more fully in Note 13 “Share-Based Compensation” to our consolidated financial statements included in this report. The Executive Compensation Committee determines compensation for Executive Officers. Compensation cost for all share-based awards, including options, requires an estimate of fair value on the grant date and compensation cost is recognized over the service vesting period, which represents the requisite service period. The grant date fair value for compensation programs that contain market conditions, like modifiers based on total stockholder return (a “market condition”), are performed using complex pricing valuation models that require the input of assumptions, including judgments to estimate expected stock price volatility, expected life, and forfeiture rate. Specifically, the grant date fair value of share-based compensation programs that include market conditions are calculated using a Monte Carlo simulation pricing model and the grant date fair value of stock option grants are calculated using the Black-Scholes valuation model. Additionally, certain of our market condition share-based compensation programs also contain pre-defined FFO per share goals (a “performance condition”) which can impact the number of restricted stock units ultimately earned. This variability relating to the level of the performance condition achieved requires management’s judgment and estimates, which impacts compensation cost recognized for these awards during the performance period. As of December 31, 2015, the performance condition for all of our outstanding market condition share based compensation programs have been met and compensation cost for these awards is no longer variable. Although the number of restricted stock units ultimately earned remains variable subject to the ultimate achievement level of the market condition, compensation cost is no longer variable for these awards as the market condition was already taken into consideration as part of the grant date fair value calculation.

For the years ended December 31, 2015, 2014, and 2013 we recorded approximately $11.5 million, $8.1 million, and $5.3 million, respectively, of compensation cost related to programs that were subject to such valuation models. If the valuation of the grant date fair value for such programs changed by 10%, the potential impact to our net income available to common stockholders would be approximately $1.0 million, $0.8 million, and $0.5 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Factors That May Influence Future Results of Operations

Development Program We believe that a portion of our long-term future growth will continue to come from the completion of our in-process development projects as well as, subject to market conditions, executing on our near-term and future development pipeline, including expanding entitlements. Over the past several years, we increased our focus on development opportunities and expanded our near-term and future development pipeline through targeted acquisitions of development opportunities on the West Coast.

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

Completed Development Projects

During the second half of 2015, we completed construction and stabilized the following two office development projects.

•
Crossing/900, Redwood City, California, a development project which has a total estimated investment of approximately $190.0 million and encompasses 339,987 rentable square feet. The office component of this project was 100% occupied at stabilization.

•
Columbia Square Historic Phase 1, which is the first phase of a three phase development project in Hollywood, California. Phase I of this project has a total estimated investment of approximately $81.0 million and encompasses 108,517 rentable square feet. The office component of this project was 100% occupied at stabilization.

Projects in “Lease-Up”

As of December 31, 2015, we had one office development project in the “lease-up” phase.

•	The Heights at Del Mar, Del Mar, California, a 73,000 square foot office project that has a total estimated investment of approximately $45 million.

Projects Under Construction

As of December 31, 2015, we had five projects in our in-process development pipeline that were under construction.

•
350 Mission Street, SOMA, San Francisco, California, which we acquired in October 2012. This development project, which is 100% pre-leased to salesforce.com, Inc., has a total estimated investment of approximately $285 million and will encompass approximately 450,000 rentable square feet upon completion. The building core and shell were completed in the third quarter of 2015, tenant improvements are in process, and the tenant is currently expected to take possession in the second quarter of 2016.

•
333 Brannan Street, SOMA, San Francisco, California, which we acquired in July 2012. This development project is 100% pre-leased to Dropbox, has a total estimated investment of approximately $105 million and will encompass 185,000 rentable square feet upon completion. The building core and shell were completed in the third quarter of 2015, tenant improvements are in process, and the tenant is currently expected to take possession in the second quarter of 2016.

•
The Exchange on 16th, Mission Bay, San Francisco, California, which we acquired in May 2014 and commenced construction on in June 2015. This project is comprised of four buildings encompassing approximately 700,000 rentable square feet and represents a total estimated investment of approximately $485 million. Construction is currently in process and is currently expected to be completed in the second half of 2017. This project is not currently pre-leased.

•
Columbia Square Office Phase 2, Hollywood, California, which we acquired in September 2012. During 2013, we commenced development on this phase of the project comprising approximately 370,000 rentable square feet with an estimated investment of $220 million. The building core and shell of the project, which is currently 58% pre-leased, is expected to be completed in the first quarter of 2016, and the project is expected to be stabilized in the first quarter of 2017.

•
Columbia Square Residential, the third phase and residential component of the Columbia Square project, will encompass approximately 205,000 rentable square feet upon completion and has an estimated investment of approximately $145 million. Construction of this project is currently expected to be completed in the first quarter of 2016, and the project is expected to be leased in phases through the first quarter of 2017.

Near-Term and Future Development Pipeline

As of December 31, 2015, our near-term development pipeline included four additional undeveloped land holdings located in various submarkets in San Diego County, San Francisco Bay Area, Greater Seattle and Los Angeles with an aggregate cost basis of approximately $389.8 million, at which we believe we could develop approximately 2.5 million rentable square feet at a total estimated investment of over $1.5 billion, depending on successfully obtaining entitlements and market conditions. These holdings include two development opportunities acquired in 2015, one in February 2015 in Greater Seattle for a cash purchase price of $49.5 million and one in July 2015 in San Francisco for a cash purchase price of $78.0 million.

The following table sets forth information about our near-term development pipeline as of the date of this report.

Near-Term Development Pipeline (1)	Location	Potential Start Date (2)	Approx. Developable Square Feet	Total Estimated Investment	Total Costs as of 12/31/2015 (3) (in millions)

100 Hooper (4)	San Francisco	2016	400,000	$250	$88.1
Academy Project	Hollywood	2016	545,000	385	61.2
333 Dexter (5)	South Lake Union	2016	700,000	380	58.4
One Paseo	Del Mar	2016	TBD	TBD	182.1
Total Near-Term Development Pipeline					$389.8
________________________

(1)
Project timing, costs, developable square feet and scope could change materially from estimated data provided due to one of more of the following:  any significant changes in the economy, market conditions, our markets, tenant requirements and demands, construction costs, new office supply, regulatory and entitlement processes, and project design.

(2)
Potential start dates assume successfully obtaining all entitlements and approvals necessary to commence construction. Actual commencement is subject to extensive consideration of market conditions and economic factors. 100 Hooper is fully-entitled with Proposition M allocation.

(3)	Represents cash paid and costs incurred as of December 31, 2015.

(4)
In July 2015, the Company closed on a fully-entitled 3.3 acre site for approximately $78.0 million in cash and approximately $4.1 million in accrued liabilities and acquisition costs in SOMA, San Francisco. The Company will develop and own two buildings totaling approximately 400,000 square feet.

(5)
In February 2015, the Company closed on four adjacent parcels in the South Lake Union district for a total purchase price of $49.5 million in cash and approximately $2.4 million in transaction costs and accrued liabilities.

As of December 31, 2015, our longer term future development pipeline included additional undeveloped land holdings located in various submarkets in San Diego County and San Francisco Bay Area with an aggregate cost basis of approximately $225.6 million, at which we believe we could develop more than 2.5 million rentable square feet, depending on successfully obtaining entitlements and market conditions.

Decreases in our development activities could cause a decrease in the average development asset balances qualifying for interest and other carry cost and internal cost capitalization in future periods. During the year ended December 31, 2015, we capitalized interest on in-process development projects and development pipeline projects with an average aggregate cost basis of approximately $1.1 billion, as it was determined these projects qualified for interest and other carry cost capitalization under GAAP. For the years ended December 31, 2015 and 2014, we capitalized $52.0 million and $47.1 million, respectively, of interest to our qualifying development projects. For the years ended December 31, 2015 and 2014, we capitalized $15.2 million and $11.4 million respectively, of internal costs to our qualifying redevelopment and development projects.

Acquisitions. During the year ended December 31, 2015, we acquired two development opportunities, one in Greater Seattle for a cash purchase price of approximately $49.5 million and one in San Francisco for a cash purchase price of approximately $78.0 million. During 2014, we acquired five office buildings in two transactions for an aggregate purchase price of approximately $206.6 million and three undeveloped land sites, including two adjacent land sites, in three transactions with an aggregate purchase price of approximately $166.0 million. We generally finance our acquisitions through proceeds from the issuance of debt and equity securities, borrowings under our unsecured revolving credit facility, proceeds from our capital recycling program, the assumption of existing debt and cash flows from operations.

As part of our growth strategy, which is highly dependent on market conditions and business cycles, among other factors, we continue to evaluate strategic opportunities and remain a disciplined buyer of development and redevelopment opportunities as well as value-add operating properties.  We continue to focus on growth opportunities in West Coast markets populated by knowledge and creative based tenants in a variety of industries, including technology, media, healthcare, entertainment and professional services.  Against the backdrop of market volatility, we expect to manage a strong balance sheet, execute on our development program and selectively evaluate opportunities that either add immediate Net Operating Income to our portfolio or play a strategic role in our future growth.

We cannot provide assurance that we will enter into any agreements to acquire properties, or undeveloped land, or that the potential acquisitions contemplated by any agreements we may enter into in the future will be completed. In addition, acquisitions are subject to various risks and uncertainties and we may be unable to complete an acquisition after making a nonrefundable deposit or incurring acquisition-related costs.

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

In connection with our capital recycling strategy, during 2015, we completed the sale of ten office properties and one land parcel to unaffiliated third parties for total gross sales proceeds of $335.2 million. In addition, in January 2016, we completed the sale of four operating properties and one undeveloped land parcel that were held for sale as of December 31, 2015 for total gross proceeds of $266.8 million. During 2014, we completed the sale of 17 properties and one undeveloped land parcel to unaffiliated third parties in six separate transactions for total gross sales proceeds of approximately $432.6 million.

The timing of any potential future disposition transactions will depend on market conditions and other factors, including but not limited to our capital needs and our ability to defer some or all of the taxable gains on the sales. We cannot assure that we will dispose of any additional properties or that we will be able to identify and complete the acquisition of a suitable replacement property to effect a Section 1031 Exchange.

Leasing Activity and Changes in Rental Rates. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following tables set forth certain information regarding leasing activity for our stabilized portfolio during the year ended December 31, 2015.

Information on Leases Commenced and Executed

For Leases Commenced

	1st & 2nd Generation (1)				2nd Generation (1)
	Number of Leases (2)		Rentable Square Feet (2)		TI/LC per Sq. Ft. (3)	Changes in Rents (4)(5)	Changes in Cash Rents (6)	Retention Rates (7)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Year Ended December 31, 2015	81	72	915,773	627,783	$44.02	32.9%	20.5%	42.0%	72

For Leases Executed (8)

	1st & 2nd Generation (1)				2nd Generation (1)
	Number of Leases (2)		Rentable Square Feet (2)		TI/LC per Sq. Ft. (3)	Changes in Rents (4)(5)	Changes in Cash Rents (6)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Year Ended December 31, 2015	84	71	805,483	627,264	$38.88	33.0%	22.3%	66
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

(5)
Excludes commenced and executed leases of approximately 235,255 and 170,910 rentable square feet, respectively, for the year ended December 31, 2015, for which the space was vacant longer than one year or being leased for the first time. Space vacant for more than one year is excluded from our change in rents calculations to provide a meaningful market comparison.

(6)
Calculated as the change between stated cash rents for new/renewed leases and the expiring stated rents for the same space. Excludes leases for which the space was vacant longer than one year or vacant when the property was acquired.

(7)	Calculated as the percentage of space either renewed or expanded into by existing tenants or subtenants at lease expiration.

(8)	For the year ended December 31, 2015, 23 new leases totaling 258,670 rentable square feet were signed but not commenced as of December 31, 2015.

As of December 31, 2015, we believe that the weighted average cash rental rates for our stabilized portfolio, including recently acquired operating properties, are approximately 15% below the current average market rental rates, although individual properties within any particular submarket presently may be leased either above, below, or at the current market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our portfolio.

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

Lease Expirations (1)

Year of Lease Expiration	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (2)	% of Total Annualized Base Rent (2)	Annualized Base Rent per Sq. Ft. (2)
2016	94	700,875	5.8%	$20,844	4.3%	$29.74
2017	104	1,260,852	10.4%	47,192	9.9%	37.43
2018	75	1,361,052	11.2%	54,644	11.4%	40.15
2019	88	1,534,421	12.6%	56,113	11.7%	36.57
2020	89	1,899,476	15.7%	71,094	14.9%	37.43
Total	450	6,756,676	55.7%	$249,887	52.2%	$36.98
________________________

(1)
The information presented for all lease expiration activity reflects leasing activity through December 31, 2015 for our stabilized portfolio. For leases that have been renewed early or space that has been re-leased to a new tenant, the expiration date and annualized base rent information presented takes into consideration the renewed or re-leased lease terms. Excludes space leased under month-to-month leases, intercompany leases, vacant space, and lease renewal options not executed as of December 31, 2015.

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

In addition to the 0.7 million rentable square feet, or 5.2%, of currently available space in our stabilized portfolio, leases representing approximately 5.8% and 10.4% of the occupied square footage of our stabilized portfolio are scheduled to expire during 2016 and 2017, respectively. The leases scheduled to expire in 2016 and 2017 represent approximately 2.0 million rentable square feet or 14.2% of our total annualized base rental revenue. We believe that the weighted average cash rental rates are approximately 15% under the current average market rental rates for leases scheduled to expire during 2016 and 2017, although individual properties within any particular submarket presently may be leased either above, below, or at the current quoted market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our overall portfolio. Our ability to re-lease available space depends upon both general market conditions and the market conditions in the specific regions in which individual properties are located.

Incentive Compensation. Our Executive Compensation Committee determines compensation, including cash bonuses and equity incentives, for our executive officers. For 2015, the annual cash bonus program was structured to allow the Executive Compensation Committee to evaluate a variety of key quantitative and qualitative metrics and make a determination based on the Company’s and management’s overall performance. Our Executive Compensation Committee also grants equity incentive awards that include performance-based and market-measure based vesting requirements and/or time-based vesting requirements. As a result, accrued incentive compensation and compensation expense for future awards may be affected by our operating and development performance, financial results, stock price, performance against applicable performance-based vesting goals, market conditions and other factors. Consequently, we cannot predict the amounts that will be recorded in future periods related to such incentive compensation.

As of December 31, 2015, there was approximately $31.2 million of total unrecognized compensation cost related to outstanding nonvested shares of restricted common stock, RSUs and stock options issued under share-based compensation arrangements. Those costs are expected to be recognized over a weighted-average period of 1.9 years. The $31.2 million of unrecognized compensation cost does not reflect the future compensation cost for any share-based awards issued subsequent to December 31, 2015. Share-based compensation expense for potential future awards could be affected by our operating and development performance, financial results, stock price, performance against applicable performance-based vesting goals, market conditions and other factors.

Stabilized Portfolio Information

As of December 31, 2015, our stabilized portfolio was comprised of 101 office properties encompassing an aggregate of approximately 13.0 million rentable square feet. Our stabilized portfolio includes all of our properties with the exception of development and redevelopment properties currently under construction or committed for construction, “lease-up” properties, real estate assets held for sale, and undeveloped land. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We define “lease-up” properties as properties we recently developed or redeveloped that have not yet reached 95% occupancy and are within one year following cessation of major construction activities. As of December 31, 2015, we had one development project in the “lease-up” phase. We also had four operating properties and one land parcel classified as held for sale as of December 31, 2015. Our stabilized portfolio also excludes our near-term and future development pipeline, which as of December 31, 2015 was comprised of ten potential development sites, representing approximately 99 gross acres of undeveloped land on which we believe we have the potential to develop over 5.0 million square feet of office space, depending upon economic conditions.

As of December 31, 2015, the following properties were excluded from our stabilized portfolio:

	Number of Properties/Projects	Estimated Rentable Square Feet
Properties held for sale (1)	4	465,812
Development projects in “lease-up” (2)	1	73,000
Development projects under construction (2)	5	1,910,000
________________________

(1)
Includes four properties located in the Del Mar submarket of San Diego, California. See Note 4 “Dispositions and Real Estate Assets Held for Sale” to our consolidated financial statements included in this report for additional information.

(2)	Excludes 2015 property acquisitions.

The following table reconciles the changes in the rentable square feet in our stabilized portfolio of operating properties from December 31, 2014 to December 31, 2015:

	Number of Buildings	Rentable Square Feet
Total as of December 31, 2014	111	14,096,617
Completed development properties placed in-service	4	448,504
Dispositions and properties held for sale at December 31, 2015	(14)	(1,512,206)
Remeasurement	—	(509)
Total as of December 31, 2015	101	13,032,406

Occupancy Information

The following table sets forth certain information regarding our stabilized portfolio:

Stabilized Portfolio Occupancy

Region	Number of Buildings	Rentable Square Feet	Occupancy at (1)
			12/31/2015	12/31/2014	12/31/2013
Los Angeles and Ventura Counties	29	3,614,031	95.1%	92.8%	93.7%
Orange County	1	271,556	94.0%	98.7%	92.8%
San Diego County	33	2,851,140	89.6%	90.9%	90.8%
San Francisco Bay Area	26	4,229,540	98.1%	97.3%	94.8%
Greater Seattle	12	2,066,139	95.1%	98.1%	96.7%
Total Stabilized Portfolio	101	13,032,406	94.8%	94.4%	93.4%

	Average Occupancy
	Year Ended December 31,
	2015	2014
Stabilized Portfolio (1)	95.6%	93.5%
Same Store Portfolio (2)	95.0%	94.6%
__________________________________

(1)	Occupancy percentages reported are based on our stabilized office portfolio as of the end of the period presented.

(2)
Occupancy percentages reported are based on office properties owned and stabilized as of January 1, 2014 and still owned and stabilized as of December 31, 2015. See discussion under “Results of Operations” for additional information.

Current Regional Information

The West Coast real estate markets in which we operate are among the strongest in the nation, led by exceptional growth in demand and absorption particularly in the San Francisco Bay Area and Greater Seattle.

San Francisco Bay Area. In 2015, the San Francisco Bay Area market outperformed all other real estate markets on the West Coast and across the country with the technology sector continuing to drive growth. Rental growth remains strong as supply of large blocks of space remains limited. As of December 31, 2015, our San Francisco Bay Area stabilized portfolio of 4.2 million rentable square feet was 98.1% occupied with approximately 81,000 available rentable square feet compared to 97.3% occupied with approximately 104,000 available rentable square feet as of December 31, 2014. As of January 31, 2016, we were 99.2% leased in the San Francisco Bay Area.

As of December 31, 2015, leases representing an aggregate of approximately 94,000 and 278,000 rentable square feet are scheduled to expire during 2016 and 2017, respectively, in this region. The aggregate rentable square feet under leases scheduled to expire during 2016 and 2017 represents approximately 3.1% of our occupied rentable square feet and 3.6% of our annualized base rental revenues in our total stabilized portfolio as of December 31, 2015.

Greater Seattle. The Greater Seattle market continued to strengthen in 2015, with demand pushing asking rents in Greater Seattle to their highest level in a decade. As of December 31, 2015, our Greater Seattle stabilized portfolio of 2.1 million rentable square feet was 95.1% occupied with approximately 102,000 available rentable square feet compared to 98.1% occupied with approximately 43,000 available rentable square feet as of December 31, 2014. As of January 31, 2016, we were 98.0% leased in Greater Seattle.

As of December 31, 2015, leases representing an aggregate of approximately 80,000 and 247,000 rentable square feet are scheduled to expire during 2016 and 2017, respectively, in this region. The aggregate rentable square feet under leases scheduled to expire during 2016 and 2017 represents approximately 2.7% of our occupied rentable square feet and 2.1% of our annualized base rental revenues in our total stabilized portfolio as of December 31, 2015.

San Diego County. San Diego continued to show increases in rental rates during 2015 driven by steady business expansion with limited new supply of modern office space. Our San Diego County stabilized portfolio of 2.9 million rentable square feet was 89.6% occupied with approximately 296,000 available rentable square feet as of December 31, 2015 compared to 90.9% occupied with approximately 386,000 available rentable square feet as of December 31, 2014. As of January 31, 2016, our San Diego portfolio was 90.9% leased.

As of December 31, 2015, leases representing an aggregate of approximately 204,000 and 193,000 rentable square feet are scheduled to expire during 2016 and 2017, respectively, in this region. The aggregate rentable square feet under leases scheduled to expire during 2016 and 2017 represents approximately 3.3% of our occupied rentable square feet and 2.3% of our annualized base rental revenues in our total stabilized portfolio as of December 31, 2015.

Los Angeles and Ventura Counties. During 2015, the Los Angeles market continued to strengthen, particularly in markets attractive to creative services and entertainment, which are seeing the largest rental increases. Our Los Angeles and Ventura Counties stabilized portfolio of 3.6 million rentable square feet was 95.1% occupied with approximately 178,000 available rentable square feet as of December 31, 2015 compared to 92.8% occupied with approximately 252,000 available rentable square feet as of December 31, 2014. Across our Los Angeles and Ventura Counties portfolio, as of January 31, 2016, we were 95.8% leased.

As of December 31, 2015, leases representing an aggregate of approximately 310,000 and 481,000 rentable square feet are scheduled to expire during 2016 and 2017, respectively, in this region. The aggregate rentable square feet under the leases scheduled to expire in this region during 2016 and in 2017 represent approximately 6.5% of our occupied rentable square feet and 5.6% of our annualized base rental revenues in our total stabilized portfolio as of December 31, 2015.

Results of Operations

Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014

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

As a result of the Company’s adoption of the new discontinued operations accounting guidance (see Note 2 “Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included in this report for additional information), for the year ended December 31, 2015, Net Operating Income includes the Net Operating Income for the ten properties disposed of in 2015 and the four properties held for sale at December 31, 2015. For the years ended December 31, 2014 and December 31, 2013, Net Operating income from continuing operations does not include the Net Operating Income for properties held for sale or disposed of because properties classified as held for sale and/or disposed of prior to January 1, 2015 continue to be presented in discontinued operations for prior periods presented.

Management further evaluates Net Operating Income by evaluating the performance from the following property groups:

•
Same Store Properties – which includes the results of all of the office properties that were owned and included in our stabilized portfolio for two comparable reporting periods, i.e., owned and included in our stabilized portfolio as of January 1, 2014 and still owned and included in the stabilized portfolio as of December 31, 2015;

•	Stabilized Development and Redevelopment Properties – which includes the results generated by the following:

◦	Two office development projects comprising four office buildings that were completed and stabilized in the fourth quarter of 2015;

◦	One office development project comprising two office buildings that was completed and stabilized in the fourth quarter of 2014;

◦	One office development project consisting of three office buildings that was completed and stabilized in the third quarter of 2014; and

◦	One office redevelopment property that was stabilized in the first quarter of 2014 following its one year lease-up period.

•	2014 Acquisition Properties – which includes the results, from the dates of acquisition through the periods presented, for the five office buildings we acquired during 2014;

•
2015 Disposition and Held for Sale Properties and Other – which includes the results for both periods presented of the ten properties disposed of in 2015, the four properties held for sale at December 31, 2015, and expenses for certain of our in-process, near-term and future development projects.

The following table sets forth certain information regarding the property groups within our stabilized portfolio as of December 31, 2015:

Group	# of Buildings	Rentable Square Feet
Same Store Properties	86	10,818,177
Stabilized Development and Redevelopment Properties	10	1,806,642
2014 Acquisition Properties	5	407,587
Total Stabilized Portfolio	101	13,032,406

The following tables summarize the Net Operating Income, as defined, for our total portfolio for the years ended December 31, 2015 and 2014.

	Year Ended December 31,		Dollar Change	Percentage Change
	2015	2014
	($ in thousands)
Reconciliation to Net Income:
Net Operating Income, as defined	$422,033	$372,881	$49,152	13.2%
Unallocated (expense) income:
General and administrative expenses	(48,265)	(46,152)	(2,113)	4.6
Acquisition-related expenses	(497)	(1,479)	982	(66.4)
Depreciation and amortization	(204,294)	(202,417)	(1,877)	0.9
Interest income and other net investment gains	243	561	(318)	(56.7)
Interest expense	(57,682)	(67,571)	9,889	(14.6)
Gains on sale of land, net	17,116	3,490	13,626	390.4
Gains on sales of depreciable operating properties	109,950	—	109,950	100.0
Income from continuing operations	238,604	59,313	179,291	302.3
Income from discontinued operations (1)	—	124,495	(124,495)	(100.0)
Net income	$238,604	$183,808	$54,796	29.8%

________________________

(1)
The Company adopted ASU 2014-08 effective January 1, 2015 (see Note 2 “Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included in this report for additional information). As a result, results of operations for properties classified as held for sale and/or disposed of subsequent to January 1, 2015 are presented in continuing operations. Prior to January 1, 2015, properties classified as held for sale and/or disposed of are presented in discontinued operations.

The following tables summarize the Net Operating Income, as defined, for our total portfolio for the years ended December 31, 2015 and 2014.

	Year Ended December 31,
	2015					2014
	Same Store	Stabilized Develop-ment & Redevel-opment	2014 Acquisitions	2015 Held for Sale Disposi-tions & Other	Total	Same Store	Stabilized Develop-ment & Redevel-opment	2014 Acquisitions	2015 Held for Sale Disposi-tions & Other	Total
	(in thousands)					(in thousands)
Operating revenues:
Rental income	$411,089	$73,949	$15,621	$24,696	$525,355	$392,567	$31,625	$7,153	$34,983	$466,328
Tenant reimbursements	37,144	9,827	2,566	4,237	53,774	38,673	1,850	593	5,601	46,717
Other property income	2,021	112	—	13	2,146	8,498	2	—	180	8,680
Total	450,254	83,888	18,187	28,946	581,275	439,738	33,477	7,746	40,764	521,725
Property and related expenses:
Property expenses	93,868	6,049	1,054	4,407	105,378	91,526	3,529	289	5,170	100,514
Real estate taxes	35,851	9,546	1,328	3,498	50,223	36,516	3,569	336	4,776	45,197
Provision for bad debts	695	(98)	—	(52)	545	(103)	98	—	63	58
Ground leases	3,096	—	—	—	3,096	3,075	—	—	—	3,075
Total	133,510	15,497	2,382	7,853	159,242	131,014	7,196	625	10,009	148,844
Net Operating Income, as defined	$316,744	$68,391	$15,805	$21,093	$422,033	$308,724	$26,281	$7,121	$30,755	$372,881

	Year Ended December 31, 2015 as compared to the Year Ended December 31, 2014
	Same Store		Stabilized Development & Redevelopment		2014 Acquisitions		2015 Held for Sale, Dispositions & Other		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
							($ in thousands)
Operating revenues:
Rental income	$18,522	4.7%	$42,324	133.8%	$8,468	118.4%	$(10,287)	(29.4)%	$59,027	12.7%
Tenant reimbursements	(1,529)	(4.0)	7,977	431.2	1,973	332.7	(1,364)	(24.4)	7,057	15.1
Other property income	(6,477)	(76.2)	110	5,500.0	—	—	(167)	(92.8)	(6,534)	(75.3)
Total	10,516	2.4	50,411	150.6	10,441	134.8	(11,818)	(29.0)	59,550	11.4
Property and related expenses:
Property expenses	2,342	2.6	2,520	71.4	765	264.7	(763)	(14.8)	4,864	4.8
Real estate taxes	(665)	(1.8)	5,977	167.5	992	295.2	(1,278)	(26.8)	5,026	11.1
Provision for bad debts	798	(774.8)	(196)	(200.0)	—	—	(115)	(182.5)	487	839.7
Ground leases	21	0.7	—	—	—	—	—	—	21	0.7
Total	2,496	1.9	8,301	115.4	1,757	281.1	(2,156)	(21.5)	10,398	7.0
Net Operating Income, as defined	$8,020	2.6%	$42,110	160.2%	$8,684	121.9%	$(9,662)	(31.4)%	$49,152	13.2%

Net Operating Income increased $49.2 million, or 13.2%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily resulting from:

•	An increase of $42.1 million attributable to the Stabilized Development and Redevelopment Properties primarily due to the following:

•	$6.3 million increase from the properties completed and/or stabilized in the fourth quarter of 2015;

•	$13.8 million increase from the properties completed and/or stabilized in the fourth quarter of 2014;

•	$18.6 million increase from the properties completed and/or stabilized in the third quarter of 2014; and

•	$3.4 million increase from the properties completed and/or stabilized in the first quarter of 2014;

•	An increase of $8.0 million attributable to the Same Store Properties primarily resulting from:

•	An increase in rental income of $18.5 million primarily due to the following:

◦	$16.7 million increase due to new leases at higher rates and increased occupancy;

◦	$1.0 million increase due to amortization of tenant funded improvements revenue; and

◦	$1.0 million increase in parking income resulting from increased occupancy and rates at certain of our buildings;

•	A partially offsetting decrease in tenant reimbursements of $1.5 million primarily due to base year resets for a number of tenants across the portfolio;

•
A partially offsetting decrease in other property income of $6.5 million due to $6.8 million of lease termination fees, primarily related to one tenant, that were recognized during the year ended December 31, 2014; and

•	A partially offsetting increase in property and related expenses of $2.5 million primarily resulting from:

•	An increase of $2.3 million in property expenses primarily resulting from:

◦	$3.3 million increase in certain recurring operating costs related to security, parking, other contract services, repairs and maintenance, and various other reimbursable expenses;

◦	A partially offsetting decrease of $1.0 million due to a property damage settlement received in 2015 and lower non-recurring legal fees in 2015; and

•	An increase of $0.8 million in provision for bad debts primarily related to two tenants;

•
A partially offsetting net decrease of $0.7 million in real estate taxes primarily due to property tax refunds related to successful assessment reductions net of customary annual property tax increases at other properties; and

•	An increase of $8.7 million attributable to the 2014 Acquisition Properties.

Other Expenses and Income

General and Administrative Expenses

General and administrative expenses increased by approximately $2.1 million, or 4.6%, for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to the following:

•	An increase of $3.3 million in compensation related expense primarily related to the growth of the Company; partially offset by

•	A decrease of $1.2 million primarily related to a decrease in professional services fees.

Depreciation and Amortization

Depreciation and amortization increased by approximately $1.9 million, or 0.9%, for the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to an increase from the Stabilized Development and Redevelopment Properties partially offset by 2015 dispositions and certain specific lease-related intangible assets being fully amortized during 2015.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts/premiums and loan cost amortization, net of capitalized interest, including capitalized debt discounts/premiums and loan cost amortization for the years ended December 31, 2015 and 2014.

	Year Ended December 31,		Dollar Change	Percentage Change
	2015	2014
	($ in thousands)
Gross interest expense	$109,647	$114,661	$(5,014)	(4.4)%
Capitalized interest	(51,965)	(47,090)	(4,875)	(10.4)
Interest expense	$57,682	$67,571	$(9,889)	(14.6)%

Gross interest expense, before the effect of capitalized interest, decreased $5.0 million, or 4.4%, for the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to a decrease in our weighted average interest rate, including loan fee amortization, from 4.9% for the year ended December 31, 2014 to 4.6% for the year ended December 31, 2015 as a result of the repayment of the Company’s 4.25% Exchangeable Notes in November 2014.

Capitalized interest increased $4.9 million, or 10.4%, for the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily attributable to an increase in our development activity, which resulted in higher average asset balances qualifying for interest capitalization during 2015 as compared to 2014.

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013

Management evaluated Net Operating Income for the year ended December 31, 2014 compared to the year ended December 31, 2013 by evaluating the performance from the following property groups:

•
Same Store Properties – which includes the results of all of the office properties that were owned and included in our stabilized portfolio for two comparable reporting periods, i.e., owned and included in our stabilized portfolio as of January 1, 2013 and still owned and included in the stabilized portfolio as of December 31, 2014;

•
Acquisition Properties – which includes the results, from the dates of acquisition through the periods presented, for the four office buildings we acquired during 2013 and the five office buildings we acquired during the year ended December 31, 2014;

•	Stabilized Development and Redevelopment Properties – which includes the results generated by the following:

◦	One development project comprising three office buildings that was completed and stabilized in the third quarter of 2014;

◦	One development project consisting of two office buildings that was completed and stabilized in the fourth quarter of 2014;

◦	One redevelopment property that was stabilized in 2014 following its one year lease-up period; and

◦	Two office redevelopment buildings and one office development building that were stabilized in 2013.

•	Other Properties – which includes the results of three office properties and certain of our in-process and future development projects.

The following table sets forth certain information regarding the property groups within our stabilized portfolio as of December 31, 2014:

Group	# of Buildings	Rentable Square Feet
Same Store Properties	93	11,309,444
Acquisition Properties	9	946,925
Stabilized Development and Redevelopment Properties	9	1,840,248
Total Stabilized Portfolio	111	14,096,617

The following tables summarize the Net Operating Income, as defined, for our total portfolio for the year ended December 31, 2014 and 2013.

	Year Ended December 31,		Dollar Change	Percentage Change
	2014	2013
	($ in thousands)
Reconciliation to Net Income:
Net Operating Income, as defined	$372,881	$319,679	$53,202	16.6%
Unallocated (expense) income:
General and administrative expenses	(46,152)	(39,660)	(6,492)	16.4
Acquisition-related expenses	(1,479)	(1,962)	483	(24.6)
Depreciation and amortization	(202,417)	(188,887)	(13,530)	7.2
Interest income and other net investment gains	561	1,635	(1,074)	(65.7)
Interest expense	(67,571)	(75,870)	8,299	(10.9)
Gain on sale of land	3,490	—	3,490	100.0
Income from continuing operations	59,313	14,935	44,378	297.1
Income from discontinued operations	124,495	29,630	94,865	320.2
Net income	$183,808	$44,565	$139,243	312.4%

The following tables summarize the Net Operating Income, as defined, for our total portfolio for the year ended December 31, 2014 and 2013.

	Year Ended December 31,
	2014					2013
	Same Store	Acqui- sitions	Stabilized Redevel-opment	Other	Total	Same Store	Acqui- sitions	Stabilized Redevel-opment	Other	Total
	(in thousands)					(in thousands)
Operating revenues:
Rental income	$386,456	$29,423	$49,617	$832	$466,328	$370,128	$14,810	$23,685	$3,276	$411,899
Tenant reimbursements	38,264	5,182	3,151	120	46,717	33,704	2,981	937	425	38,047
Other property income	8,656	—	11	13	8,680	7,155	7	1	2	7,165
Total	433,376	34,605	52,779	965	521,725	410,987	17,798	24,623	3,703	457,111
Property and related expenses:
Property expenses	90,468	2,695	6,818	533	100,514	86,844	1,953	4,170	1,148	94,115
Real estate taxes	35,583	2,996	5,482	1,136	45,197	34,331	1,397	2,124	1,565	39,417
Provision for bad debts	(181)	13	226	—	58	383	13	—	—	396
Ground leases	2,932	—	143	—	3,075	2,900	—	604	—	3,504
Total	128,802	5,704	12,669	1,669	148,844	124,458	3,363	6,898	2,713	137,432
Net Operating Income, as defined	$304,574	$28,901	$40,110	$(704)	$372,881	$286,529	$14,435	$17,725	$990	$319,679

	Year Ended December 31, 2014 as compared to the Year Ended December 31, 2013
	Same Store		Acquisitions		Stabilized Redevelopment		Other		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income	$16,328	4.4%	$14,613	98.7%	$25,932	109.5%	$(2,444)	(74.6)%	$54,429	13.2%
Tenant reimbursements	4,560	13.5	2,201	73.8	2,214	236.3	(305)	(71.8)	8,670	22.8
Other property income	1,501	21.0	(7)	(100.0)	10	1,000.0	11	550.0	1,515	21.1
Total	22,389	5.4	16,807	94.4	28,156	114.3	(2,738)	(73.9)	64,614	14.1
Property and related expenses:
Property expenses	3,624	4.2	742	38.0	2,648	63.5	(615)	(53.6)	6,399	6.8
Real estate taxes	1,252	3.6	1,599	114.5	3,358	158.1	(429)	(27.4)	5,780	14.7
Provision for bad debts	(564)	(147.3)	—	—	226	100.0	—	—	(338)	(85.4)
Ground leases	32	1.1	—	—	(461)	(76.3)	—	—	(429)	(12.2)
Total	4,344	3.5	2,341	69.6	5,771	83.7	(1,044)	(38.5)	11,412	8.3
Net Operating Income, as defined	$18,045	6.3%	$14,466	100.2%	$22,385	126.3%	$(1,694)	(171.1)%	$53,202	16.6%

Net Operating Income increased $53.2 million, or 16.6%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily resulting from:

•
An increase of $22.4 million attributable to the Stabilized Development and Redevelopment Properties, of which $17.0 million was attributable to the properties completed and/or stabilized in September and October of 2014 and $5.4 million was attributable to properties completed and/or stabilized in 2013;

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

•
An increase in other property income of $1.5 million. During the year ended December 31, 2014, we recognized lease termination fees of $6.3 million. During the year ended December 31, 2013, we received a $5.2 million property damage settlement payment at one of our properties;

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

•
An increase of $14.5 million was attributable to the Acquisition Properties, of which $7.4 million was attributable to properties acquired in 2013, $6.1 million was attributable to a property acquired in the first quarter of 2014 and $1.0 million was attributable to a property acquired in the fourth quarter of 2014.

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

Interest Expense

The following table sets forth our gross interest expense, including debt discounts/premiums and loan cost amortization, net of capitalized interest, including capitalized debt discounts/premiums and loan cost amortization for the year ended December 31, 2014 and 2013.

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

Capitalized interest increased $11.7 million, or 33.1%, for the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily attributable to an increase in our development and redevelopment activity, which resulted in higher average asset balances qualifying for interest capitalization during 2014 as compared to 2013.

Liquidity and Capital Resources of the Company

In this “Liquidity and Capital Resources of the Company” section, the term the “Company” refers only to Kilroy Realty Corporation on an unconsolidated basis and excludes the Operating Partnership and all other subsidiaries.

The Company’s business is operated primarily through the Operating Partnership. Distributions from the Operating Partnership are the Company’s primary source of capital. The Company believes the Operating Partnership’s sources of working capital, specifically its cash flow from operations and borrowings available under its unsecured revolving credit facility, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its preferred and common stockholders for the next twelve months. Cash flows from operating activities generated by the Operating Partnership for the year ended December 31, 2015 were sufficient to cover the Company’s payment of cash dividends to its stockholders. However, there can be no assurance that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distributions to the Company. The unavailability of capital could adversely affect the Operating Partnership’s ability to make distributions to the Company, which would in turn, adversely affect the Company’s ability to pay cash dividends to its stockholders.

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

The Company intends to continue to make, but has not committed to make, regular quarterly cash distributions to common stockholders and, through the Operating Partnership, common unitholders from the Operating Partnership's cash flow from operating activities. All such distributions are at the discretion of the board of directors. The Company has historically distributed amounts in excess of its taxable income resulting in a return of capital to its stockholders. However, while the 2015 regular quarterly distributions were sufficient to distribute 100% of the Company’s 2015 taxable income, they did not result in return of capital to its stockholders. As the Company intends to maintain distributions at a level sufficient to meet the REIT distribution requirements and minimize the potential of any income or excise taxes, it will continue to evaluate whether the current levels of distribution are sufficient to do so for 2016. In addition, in the event that the Company is unable to identify and complete the acquisition of suitable replacement properties to effect Section 1031 Exchanges or is unable to successfully complete Section 1031 Exchanges to defer some or all of the taxable gains related to property dispositions completed to date in 2016 or future property dispositions, the Company may elect to distribute a special dividend to its commons shareholders and common unitholders in order minimize income taxes on such gains. The Company considers market factors and its performance in addition to REIT requirements in determining its distribution levels. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with the Company’s intention to maintain its qualification as a REIT. Such investments may include, for example, obligations of the Government National Mortgage Association, other governmental agency securities, certificates of deposit, and interest-bearing bank deposits.

On December 15, 2015, the Board of Directors declared a regular quarterly cash dividend of $0.35 per share of common stock payable on January 13, 2016 to stockholders of record on December 31, 2015 and caused a $0.35 per Operating Partnership unit cash distribution to be paid in respect of the Operating Partnership’s common limited partnership interests, including those owned by the Company. The total cash quarterly dividends and distributions paid on January 13, 2016 were $32.9 million.

On December 15, 2015, the Board of Directors declared a dividend of $0.42969 per share on the Series G Preferred Stock and $0.39844 per share on the Series H Preferred Stock for the period commencing on and including November 15, 2015 and ending on and including February 14, 2016. The dividend will be payable on February 15, 2016 to Series G Preferred and Series H Preferred stockholders of record on January 31, 2016. As January 31, 2016 fell on a Sunday, the effective record date for the dividend was Friday, January 29, 2016. The quarterly dividends payable on February 15, 2016 to Series G and Series H Preferred stockholders is expected to total $3.3 million.

Debt Covenants

The covenants contained within the unsecured revolving credit facility, unsecured term loan facility and unsecured term loan generally prohibit the Company from paying dividends in excess of 95% of FFO.

Capitalization

As of December 31, 2015, our total debt as a percentage of total market capitalization was 26.7% and our total debt and liquidation value of our preferred equity as a percentage of total market capitalization was 29.1%, which was calculated based on the closing price per share of the Company’s common stock of $63.28 on December 31, 2015 as shown in the following table:

	Shares/Units at December 31, 2015	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
	($ in thousands)
Debt:
Unsecured Term Loan Facility		$150,000	1.8%
Unsecured Term Loan		39,000	0.4
Unsecured Senior Notes due 2018 (1)		325,000	3.9
Unsecured Senior Notes due 2020 (1)		250,000	3.0
Unsecured Senior Notes due 2023 (1)		300,000	3.6
Unsecured Senior Notes due 2025 (1)		400,000	4.8
Unsecured Senior Notes due 2029 (1)		400,000	4.8
Secured debt (1) (2)		375,696	4.4
Total debt		2,239,696	26.7
Equity and Noncontrolling Interests:
6.875% Series G Cumulative Redeemable Preferred stock (3)	4,000,000	100,000	1.2
6.375% Series H Cumulative Redeemable Preferred stock (3)	4,000,000	100,000	1.2
Common limited partnership units outstanding (4)(5)	1,764,775	111,675	1.3
Shares of common stock outstanding (5)	92,258,690	5,838,130	69.6
Total equity and noncontrolling interests		6,149,805	73.3
Total Market Capitalization		$8,389,501	100.0%
________________________

(1)
Represents gross aggregate principal amount due at maturity before the effect of net unamortized discounts as of December 31, 2015. The aggregate net unamortized discounts totaled approximately $1.2 million as of December 31, 2015.

(2)	Excludes $0.6 million of secured debt related to real estate assets held for sale as of December 31, 2015.

(3)	Value based on $25.00 per share liquidation preference.

(4)	Represents common units not owned by the Company.

(5)	Value based on closing price per share of our common stock of $63.28 as of December 31, 2015.

Liquidity and Capital Resources of the Operating Partnership

In this “Liquidity and Capital Resources of the Operating Partnership” section, the terms “we,” “our,” and “us” refer to the Operating Partnership or the Operating Partnership and the Company together, as the context requires.

General

Our primary liquidity sources and uses are as follows:

Liquidity Sources

•	Net cash flow from operations;

•	Borrowings under the Operating Partnership’s unsecured revolving credit facility and term loan facility;

•	Proceeds from additional secured or unsecured debt financings;

•	Proceeds from public or private issuance of debt or equity securities; and

•	Proceeds from the disposition of assets through our capital recycling program.

Liquidity Uses

•	Development and redevelopment costs;

•	Property or undeveloped land acquisitions;

•	Property operating and corporate expenses;

•	Capital expenditures, tenant improvement and leasing costs;

•	Debt service and principal payments, including debt maturities;

•	Distributions to common and preferred security holders;

•	Repurchases of outstanding common stock of the Company; and

•	Outstanding debt repayments.

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

Summary of 2015 Funding Transactions

We continue to be active in the capital markets to finance our acquisition and development activity and our continued desire to extend our debt maturities and lower our overall weighted average cost of capital. This was primarily a result of the following transactions:

Capital Markets / Debt Transactions

•
During 2015, we issued and sold a total of 1,866,267 shares of our common stock under our at-the-market stock offering programs at a weighted average price of $75.06 per share before selling commissions. The net offering proceeds (after deducting underwriting discounts) were approximately $138.2 million (see “—Liquidity Sources” below for additional information).

•
In July 2015, we issued and sold 3,773,766 shares of common stock at a price of $66.19 per share for aggregate net proceeds after offering costs of $249.6 million through a registered direct placement with an institutional investor.

•
In September 2015, the Operating Partnership issued unsecured senior notes in an underwritten public offering with an aggregate principal balance of $400.0 million that are scheduled to mature in October 2025. The unsecured senior notes require semi-annual interest payments each April and October based on a stated annual interest rate of 4.375%.

•
In November 2015, we repaid unsecured senior notes with an outstanding principal balance of $325.0 million upon maturity (see Note 8 “Secured and Unsecured Debt of the Operating Partnership” to our consolidated financial statements included in this report for additional information). During 2015, we also repaid $150.1 million of secured debt at par.

•	In May 2015, we received an upgrade in our debt ratings from Moody’s and S&P to Baa2 and BBB, respectively.

Capital Recycling Program

•
During the year ended December 31, 2015, we completed the sale of ten operating properties and one undeveloped land parcel to unaffiliated third parties for gross sales proceeds of $335.2 million. In January 2016, we also completed the sale of four operating properties located in San Diego, California and one land parcel located in Carlsbad, California that were classified as held for sale at December 31, 2015 for gross sales proceeds of $266.8 million.

After the effect of these aforementioned transactions, as of February 10, 2016, we had approximately $20 million of unrestricted cash on hand, approximately $260 million of restricted cash and approximately $25 million outstanding on our unsecured revolving credit facility.

Liquidity Sources

Unsecured Revolving Credit Facility

The following table summarizes the balance and terms of our unsecured revolving credit facility as of December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
	(in thousands)
Outstanding borrowings	$—	$140,000
Remaining borrowing capacity	600,000	460,000
Total borrowing capacity (1)	$600,000	$600,000
Interest rate (2)	—%	1.41%
Facility fee-annual rate (3)	0.200%	0.250%
Maturity date	July 2019
_______________

(1)
We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $311.0 million under an accordion feature under the terms of the unsecured revolving credit facility and unsecured term loan facility.

(2)	Our unsecured revolving credit facility interest rate was calculated based on an annual rate of LIBOR plus 1.050% as of December 31, 2015 and LIBOR plus 1.250% as of December 31, 2014.

(3)
Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of December 31, 2015, $4.6 million of deferred financing costs remains to be amortized through the amended maturity date of our unsecured revolving credit facility.

We intend to borrow under the unsecured revolving credit facility from time to time for general corporate purposes, to finance development and redevelopment expenditures, to fund potential acquisitions and to potentially repay long-term debt.

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

In connection with our capital recycling strategy, through December 31, 2015, we completed the sale of the properties and land noted above (see Note 4 “Dispositions and Real Estate Held for Sale” to our consolidated financial statements included in this report for additional information) for gross sales proceeds totaling approximately $335.2 million. In January 2016, we also completed the sale of four operating properties located in San Diego, California and one land parcel located in Carlsbad, California that were classified as held for sale at December 31, 2015 for gross sales proceeds of $266.8 million. During 2014, we completed the sale of 17 properties and one undeveloped land parcel to unaffiliated third parties in six separate transactions for gross sales proceeds totaling approximately $432.6 million. See “—Factors that May Influence Future Operations” for additional information.

We currently anticipate that in 2016 we could raise additional capital through our dispositions program ranging from approximately $300 million to $600 million, with a midpoint of $450 million, including the $266.8 million we completed in January 2016 as discussed above. However, any potential future disposition transactions will depend on market conditions and other factors including but not limited to our capital needs and our ability to defer some or all of the taxable gains on the sales. In addition, we cannot assure you that we will dispose of any additional properties or that we will be able to identify and complete the acquisition of suitable replacement properties to effect Section 1031 Exchanges to defer some or all of the taxable capital gains related to our capital recycling program. However, any potential future disposition transactions will depend on market conditions and other factors including but not limited to our capital needs and our ability to defer some or all of the taxable gains on the sales. In addition, we cannot assure you that we will dispose of any additional properties or that we will be able to identify and complete the acquisition of suitable replacement properties to effect Section 1031 Exchanges to defer some or all of the taxable capital gains related to our capital recycling program.

At-The-Market Stock Offering Program

The following table sets forth information regarding sales of our common stock under our July 2011 and December 2014 at-the-market offering programs for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
	(in millions, except share and per share data)
Shares of common stock sold during the year	1,866,267	1,599,123
Weighted average price per common share	$75.06	$65.49
Aggregate gross proceeds	$140.1	$104.7
Aggregate net proceeds after underwriting discounts	$138.2	$103.1

The proceeds from sales were used to fund development expenditures, acquisitions, and general corporate purposes, including repayment of borrowings under the unsecured revolving credit facility. Since commencement of the December 2014 program, through December 31, 2015, we have sold 2,007,767 shares of common stock having a gross sales price of $150.1 million and approximately $149.9 million remains available to be sold under this program. Actual future sales will depend upon a variety of factors, including, but not limited to market conditions, the trading price of the Company’s common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

Common Stock Issuance

On July 1, 2015, the Company issued and sold 3,773,766 shares of its common stock for net proceeds of $249.6 million through a registered direct placement with an institutional investor.

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

Unsecured and Secured Debt

The aggregate principal amount of our unsecured and secured debt of the Operating Partnership outstanding as of December 31, 2015 was as follows:

Aggregate Principal Amount Outstanding
(in thousands)
Unsecured Term Loan Facility	$150,000
Unsecured Term Loan	39,000
Unsecured Senior Notes due 2018	325,000
Unsecured Senior Notes due 2020	250,000
Unsecured Senior Notes due 2023	300,000
Unsecured Senior Notes due 2025	400,000
Unsecured Senior Notes due 2029	400,000
Secured Debt (1)	375,696
Total Unsecured and Secured Debt	2,239,696
Less: Unamortized Net Discounts	(1,188)
Total Debt, Net of Unamortized Net Discounts	$2,238,508
________________________

(1)	Excludes $0.6 million of secured debt related to real estate assets held for sale as of December 31, 2015.

Debt Composition

The composition of the Operating Partnership’s aggregate debt balances between secured and unsecured and fixed-rate and variable-rate debt as of December 31, 2015 and December 31, 2014 was as follows:

	Percentage of Total Debt		Weighted Average Interest Rate (1)
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Secured vs. unsecured:
Unsecured (2)	83.2%	78.3%	4.3%	4.2%
Secured	16.8	21.7	5.1%	5.2%
Variable-rate vs. fixed-rate:
Variable-rate	8.4	13.4	1.4%	1.5%
Fixed-rate (2)	91.6	86.6	4.7%	4.9%
Stated rate (2)			4.5%	4.4%
GAAP effective rate (3)			4.4%	4.3%
GAAP effective rate including debt issuance costs			4.6%	4.5%
________________________

(1)	As of the end of the period presented.

(2)	Excludes the impact of the amortization of any debt discounts/premiums.
(3) Includes the impact of the amortization of any debt discounts/premiums, excluding debt issuance costs.

Liquidity Uses

Contractual Obligations

The following table provides information with respect to our contractual obligations as of December 31, 2015. The table: (i) indicates the maturities and scheduled principal repayments of our secured and unsecured debt and unsecured revolving credit facility; (ii) indicates the scheduled interest payments of our fixed-rate and variable-rate debt as of December 31, 2015; (iii) provides information about the minimum commitments due in connection with our ground lease obligations and other lease and contractual commitments; and (iv) provides estimated development commitments as of December 31, 2015. Note that the table does not reflect our available debt maturity extension options and reflects gross aggregate principal amounts before the effect of unamortized discounts/premiums.

	Payment Due by Period
	Less than 1 Year (2016)	2-3 Years (2017-2018)	4-5 Years (2019-2020)	More than 5 Years (After 2020)	Total
	(in thousands)
Principal payments: secured debt (1)	$9,734	$198,447	$78,317	$89,198	$375,696
Principal payments: unsecured debt (2)	—	325,000	439,000	1,100,000	1,864,000
Interest payments: fixed-rate debt (3)	97,083	172,929	125,411	277,886	673,309
Interest payments: variable-rate debt (4)	2,654	5,308	1,316	—	9,278
Ground lease obligations (5)	3,144	6,288	6,288	151,738	167,458
Lease and other contractual commitments (6)	76,967	24,178	—	—	101,145
Development commitments (7)	230,000	99,000	—	—	329,000
Total	$419,582	$831,150	$650,332	$1,618,822	$3,519,886
___________

(1)	Represents gross aggregate principal amount before the effect of the unamortized premium of approximately $6.2 million as of December 31, 2015.

(2)	Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $7.4 million as of December 31, 2015.

(3)
As of December 31, 2015, 91.6% of our debt was contractually fixed. The information in the table above reflects our projected interest rate obligations for these fixed-rate payments based on the contractual interest rates on accrual basis and scheduled maturity dates.

(4)
As of December 31, 2015, 8.4% of our debt bore interest at variable rates which was incurred under the unsecured term loan facility and unsecured term loan. The variable interest rate payments are based on LIBOR plus a spread of 1.150% as of December 31, 2015. The information in the table above reflects our projected interest rate obligations for these variable-rate payments based on outstanding principal balances as of December 31, 2015, the scheduled interest payment dates and the contractual maturity dates.

(5)	Reflects minimum lease payments through the contractual lease expiration date before the impact of extension options.

(6)
Amounts represent commitments under signed leases and contracts for operating properties, excluding tenant-funded tenant improvements, and for other contractual commitments. The timing of these expenditures may fluctuate.

(7)
Amounts represent commitments under signed leases for pre-leased development projects and contractual commitments for projects under construction as of December 31, 2015. The timing of these expenditures may fluctuate based on the ultimate progress of construction. We may start additional construction in 2016 (see “—Development” for additional information).

Other Liquidity Uses

Development

As of December 31, 2015, we had five development projects under construction. These projects have a total estimated investment of approximately $1.2 billion, of which we have incurred approximately $774.7 million and committed an additional $329.0 million as of December 31, 2015. Ultimate timing of these expenditures may fluctuate given construction progress and leasing status of the projects. In addition, depending on market condition, we currently estimate we could potentially spend an additional $0 - $250 million on these and additional development projects that we may commence construction on in 2016. We expect that any material additional development activities will be funded with borrowings under the unsecured revolving credit facility, the public or private issuance of debt securities or the disposition of assets under our capital recycling program.

Potential Future Acquisitions

During the year ended December 31, 2015, we acquired two development opportunities for approximately $127.5 million in cash. In 2014, we acquired five office buildings and three undeveloped land sites for approximately $351.0 million in cash. These transactions were funded through various capital raising activities and, in selected instances, the assumption of existing indebtedness and issuance of common stock.

As part of our growth strategy, which is highly dependent on market conditions and business cycles, among other factors, we continue to evaluate strategic opportunities and remain a disciplined buyer of development and redevelopment opportunities as well as value-add operating properties.  We continue to focus on growth opportunities in West Coast markets populated by knowledge and creative based tenants in a variety of industries, including technology, media, healthcare, entertainment and professional services.  Against the backdrop of market volatility, we expect to manage a strong balance sheet, execute on our development program and selectively evaluate opportunities that either add immediate Net Operating Income to our portfolio or play a strategic role in our future growth. We expect that any material acquisitions will be funded with borrowings under the unsecured revolving credit facility, the public or private issuance of debt or equity securities, the disposition of assets under our capital recycling program or through the assumption of existing debt.

Debt Maturities

As of December 31, 2015, $9.7 million in principal payments will be paid during the year ended December 31, 2016 and our next debt maturity of $64.3 million of secured debt will occur in February 2017. We believe our conservative leverage and staggered debt maturities provide us with financial flexibility and enhance our ability to obtain additional sources of liquidity if necessary, and, therefore, we believe we are well-positioned to refinance or repay maturing debt and to pursue our strategy of seeking attractive acquisition opportunities, which we may finance, as necessary, with future public and private issuances of debt and equity securities.

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

For properties within our stabilized portfolio, excluding our development properties, we believe we could spend approximately $25.0 million to $50.0 million in capital improvements, tenant improvements and leasing costs in 2016, in addition to the lease and contractual commitments included in our capital commitments table above. The amount we ultimately spend will depend on leasing activity during 2016.

The following tables set forth our historical actual capital expenditures, and tenant improvements and leasing costs for deals commenced, excluding tenant-funded tenant improvements, for renewed and re-tenanted space within our stabilized portfolio for each of the three years during the period ended December 31, 2015 on a per square foot basis.

	Year Ended December 31,
	2015	2014	2013
Office Properties:(1)
Capital Expenditures:
Capital expenditures per square foot	$1.23	$0.84	$0.73
Tenant Improvement and Leasing Costs (2)
Replacement tenant square feet (3)	797,560	741,573	850,295
Tenant improvements per square foot commenced	$42.25	$39.06	$39.24
Leasing commissions per square foot commenced	$14.53	$11.42	$12.25
Total per square foot	$56.78	$50.48	$51.48
Renewal tenant square feet	627,783	1,333,231	1,188,308
Tenant improvements per square foot commenced	$18.44	$14.23	$16.90
Leasing commissions per square foot commenced	$9.36	$9.71	$10.32
Total per square foot	$27.80	$23.94	$27.22
Total per square foot per year	$7.34	$5.81	$5.97
Average remaining lease term (in years)	6.0	5.8	6.3
________________________

(1)	Excludes development properties.

(2)	Includes only tenants with lease terms of 12 months or longer. Excludes leases for month-to-month and first generation tenants.

(3)	Excludes leases for which the space was vacant for longer than one year, or vacant when the property was acquired by the Company.

Capital expenditures per square foot generally increased in 2015 as compared to 2014 due to the mix of leases executed and/or commenced during 2015. We currently anticipate capital expenditures, tenant improvement and leasing costs for 2016 to be generally consistent with 2015 levels, however the ultimate costs incurred will depend upon market conditions and actual leasing activity.

Distribution Requirements

For a discussion of our dividend and distribution requirements, see “Liquidity and Capital Resources of the Company —Distribution Requirements.”

Other Potential Liquidity Uses

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

As of December 31, 2015, an aggregate of 988,025 shares remained eligible for repurchase pursuant to a share repurchase program approved by our Board of Directors in prior periods. Under this program, repurchases may be made in open market transactions at prevailing prices or through privately negotiated transactions. We may elect to repurchase shares of our common stock under this program in the future depending upon various factors, including market conditions, the trading price of our common stock and our other uses of capital. This program does not have a termination date, and repurchases may be discontinued at any time. We intend to fund repurchases, if any, primarily with the proceeds from property dispositions.

Factors That May Influence Future Sources of Capital and Liquidity of the Company and the Operating Partnership

We continue to evaluate sources of financing for our business activities, including borrowings under the unsecured revolving credit facility, issuance of public and private equity securities, unsecured debt and fixed-rate secured mortgage financing, and proceeds from the disposition of selective assets through our capital recycling program. However, our ability to obtain new financing or refinance existing borrowings on favorable terms could be impacted by various factors, including the state of the macro economy, the state of the credit and equity markets, significant tenant defaults, a decline in the demand for office properties, a decrease in market rental rates or market values of real estate assets in our submarkets, and the amount of our future borrowings. These events could result in the following:

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

Debt Covenants

The unsecured revolving credit facility, unsecured term loan facility, unsecured term loan, unsecured senior notes and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key existing financial covenants and their covenant levels include:

Unsecured Credit Facility, Unsecured Term Loan Facility and Unsecured Term Loan (as defined in the applicable Credit Agreements):	Covenant Level	Actual Performance as of December 31, 2015
Total debt to total asset value	less than 60%	27%
Fixed charge coverage ratio	greater than 1.5x	2.5x
Unsecured debt ratio	greater than 1.67x	3.25x
Unencumbered asset pool debt service coverage	greater than 1.75x	3.55x

Unsecured Senior Notes due 2018, 2020, 2023, 2025 and 2029 (as defined in the applicable Indentures):
Total debt to total asset value	less than 60%	34%
Interest coverage	greater than 1.5x	6.7x
Secured debt to total asset value	less than 40%	6%
Unencumbered asset pool value to unsecured debt	greater than 150%	309%

The Operating Partnership was in compliance with all its debt covenants as of December 31, 2015. Our current expectation is that the Operating Partnership will continue to meet the requirements of its debt covenants in both the short and long term. However, in the event of an economic slowdown or continued volatility in the credit markets, there is no certainty that the Operating Partnership will be able to continue to satisfy all the covenant requirements.

Consolidated Historical Cash Flow Summary

The following summary discussion of our consolidated historical cash flow is based on the consolidated statements of cash flows in Item 15. “Exhibits and Financial Statement Schedules” and is not meant to be an all-inclusive discussion of the changes in our cash flow for the periods presented below. The cash flow amounts shown below include the activities of discontinued operations. Our historical cash flow activity for the year ended December 31, 2015 as compared to the year ended December 31, 2014 is as follows:

	Year Ended December 31,
	2015	2014	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$272,008	$245,253	$26,755	10.9%
Net cash used in investing activities	(262,752)	(501,436)	238,684	(47.6)%
Net cash provided by financing activities	23,471	244,587	(221,116)	(90.4)%

Operating Activities

Our cash flows from operating activities depend on numerous factors including the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, the level of operating expenses, the impact of property acquisitions, completed development projects and related financing activities, and other general and administrative costs. Our net cash provided by operating activities increased by $26.8 million, or 10.9%, for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily as a result of an increase in cash Net Operating Income generated from our Same Store, Acquisition, and Stabilized Development and Redevelopment Portfolios. See additional information under the caption “—Results of Operations.”

Investing Activities

Our cash flows from investing activities is generally used to fund development and operating property acquisitions, expenditures for development projects, and recurring and nonrecurring capital expenditures for our operating properties, net of proceeds received from dispositions of real estate assets. Our net cash used in investing activities decreased by $238.7 million, or 47.6%, for the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to no operating property acquisitions in the year ended December 31, 2015 as compared to the year ended December 31, 2014.

Financing Activities

Our cash flows from financing activities is principally impacted by our capital raising activities, net of dividends and distributions paid to common and preferred security holders. Net cash provided by financing activities decreased by $221.1 million, or 90.4%, for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to higher net debt repayments during the year ended December 31, 2015 as compared to the year ended December 31, 2014, partially offset by higher equity issuance activity during the year ended December 31, 2015.

Off-Balance Sheet Arrangements

As of December 31, 2015 and as of the date this report was filed, we did not have any off-balance sheet transactions, arrangements, or obligations, including contingent obligations.

Non-GAAP Supplemental Financial Measure: Funds From Operations

We calculate FFO in accordance with the White Paper on FFO approved by the Board of Governors of NAREIT. The White Paper defines FFO as net income or loss calculated in accordance with GAAP, excluding extraordinary items, as defined by GAAP, gains and losses from sales of depreciable real estate and impairment write-downs associated with depreciable real estate, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures. Our calculation of FFO includes the amortization of deferred revenue related to tenant-funded tenant improvements and excludes the depreciation of the related tenant improvement assets. We also add back net income attributable to noncontrolling common units of the Operating Partnership because we report FFO attributable to common stockholders and common unitholders.

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

The following table presents our FFO for the years ended December 31, 2015, 2014, 2013, 2012 and 2011:

	Year ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Net income available to common stockholders	$220,831	$166,969	$30,630	$249,826	$50,819
Adjustments:
Net income attributable to noncontrolling common units of the Operating Partnership	4,339	3,589	685	6,187	1,474
Depreciation and amortization of real estate assets	201,392	202,108	199,558	168,687	135,467
Gains on sale of depreciable real estate	(109,950)	(121,922)	(12,252)	(259,245)	(51,587)
Funds From Operations (1)	$316,612	$250,744	$218,621	$165,455	$136,173
_______________________

(1)
Includes amortization of deferred revenue related to tenant-funded tenant improvements of $13.3 million, $11.0 million, $10.7 million, $9.1 million and $9.3 million for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively. Reported amounts are attributable to common stockholders and common unitholders.

The following table presents our weighted average shares of common stock and common units outstanding for the years ended December 31, 2015, 2014, 2013, 2012 and 2011:

	Year Ended December 31,
	2015	2014	2013	2012	2011
Weighted average shares of common stock outstanding	89,854,096	83,090,235	77,343,853	69,639,623	56,717,121
Weighted average common units outstanding	1,791,482	1,804,263	1,822,407	1,763,635	1,720,323
Effect of participating securities – nonvested shares and restricted stock units	1,170,571	1,228,807	1,224,208	1,127,534	924,747
Total basic weighted average shares / units outstanding	92,816,149	86,123,305	80,390,468	72,530,792	59,362,191
Effect of dilutive securities – Exchangeable Notes, stock options and contingently issuable shares	541,679	1,877,485	1,765,025	1,123,482	187,134
Total diluted weighted average shares / units outstanding	93,357,828	88,000,790	82,155,493	73,654,274	59,549,325

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

The primary market risk we face is interest rate risk. We seek to mitigate this risk by following established risk management policies and procedures. These policies include maintaining prudent amounts of debt, including a greater amount of fixed-rate debt as compared to variable-rate debt in our portfolio, and may include the periodic use of derivative instruments. As of December 31, 2015 and 2014, we did not have any interest-rate sensitive derivative assets or liabilities. Information about our changes in interest rate risk exposures from December 31, 2014 to December 31, 2015 is incorporated herein by reference from “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Operating Partnership.”

Market Risk

As of December 31, 2015, approximately 8.4% of our total outstanding debt of $2.2 billion was subject to variable interest rates. The remaining 91.6% bore interest at fixed rates. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. In general, interest rate fluctuations applied to our variable-rate debt will impact our future earnings and cash flows. Conversely, interest rate fluctuations applied to our fixed-rate debt will generally not impact our future earnings and cash flows, unless such instruments mature or are otherwise terminated and need to be refinanced. However, interest rate fluctuations will impact the fair value of the fixed-rate debt instruments.

We generally determine the fair value of our secured debt, unsecured revolving credit facility, unsecured term loan facility and unsecured term loan by performing discounted cash flow analyses using an appropriate market discount rate. We calculate the market rate by obtaining period-end treasury rates for maturities that correspond to the maturities of our fixed-rate debt and then adding an appropriate credit spread based on information obtained from third-party financial institutions. We calculate the market rate of our unsecured revolving credit facility and unsecured term loan facility by obtaining the period-end LIBOR rate and then adding an appropriate credit spread based on information obtained from third-party financial institutions. These credit spreads take into account factors, including but not limited to, our credit profile, the tenure of the debt, amortization period, whether the debt is secured or unsecured, and the loan-to-value ratio of the debt to the collateral. These calculations are significantly affected by the assumptions used, including the discount rate, credit spreads, and estimates of future cash flow. We determine the fair value of each of our publicly traded unsecured senior notes based on their quoted trading price at the end of the reporting period. See Note 17 “Fair Value Measurements and Disclosures” in the consolidated financial statements included in this report for additional information on the fair value of our financial assets and liabilities as of December 31, 2015 and December 31, 2014.

As of December 31, 2015, the total outstanding balance of our variable-rate debt was comprised of borrowings on our unsecured term loan facility and unsecured term loan of $189.0 million, which were indexed to LIBOR plus a spread of 1.15% (weighted average interest rate of 1.40%), respectively. As of December 31, 2014, the total outstanding balance of our variable-rate debt was comprised of borrowings on our unsecured revolving credit facility of $140.0 million and borrowings on our unsecured term loan facility of $189.0 million, which were indexed to LIBOR plus a spread of 1.250% (weighted average interest rate of 1.41%) and 1.40% (weighted average interest rate of 1.56%), respectively. Assuming no changes in the outstanding balance of our existing variable-rate debt as of December 31, 2015, a 100 basis point increase in the LIBOR rate would increase our projected annual interest expense, before the effect of capitalization, by approximately $1.9 million. Comparatively, if interest rates were 100 basis points higher as of December 31, 2014, our projected annual interest expense, before the effect of capitalization, would have been $3.3 million higher.

The total carrying value of our fixed-rate debt was approximately $2.0 billion and $2.1 billion as of December 31, 2015 and 2014, respectively. The total estimated fair value of our fixed-rate debt was approximately $2.1 billion and $2.2 billion as of December 31, 2015 and 2014, respectively. For sensitivity purposes, a 100 basis point increase in the discount rate equates to a decrease in the total fair value of our fixed-rate debt of approximately $117.1 million, or 5.6%, as of December 31, 2015. Comparatively, a 100 basis point increase in the discount rate equates to a decrease in the total fair value of our fixed-rate debt of approximately $104.4 million, or 4.7%, as of December 31, 2014.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2015, the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is supported by written policies and procedures and by an appropriate segregation of responsibilities and duties. The Company has used the criteria set forth in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess our internal control over financial reporting. Based upon this assessment, management concluded that internal control over financial reporting operated effectively as of December 31, 2015.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited the Company’s financial statements and has issued a report on the effectiveness of the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Kilroy Realty Corporation
Los Angeles, California

We have audited the internal control over financial reporting of Kilroy Realty Corporation (the “Company”) as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2015, of the Company and our report dated February 12, 2016, expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the adoption of Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
February 12, 2016

Kilroy Realty, L.P.

The Operating Partnership maintains disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of its general partner, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of its general partner, of the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2015, the end of the period covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of its general partner concluded, as of that time, that the Operating Partnership’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is supported by written policies and procedures and by an appropriate segregation of responsibilities and duties. The Operating Partnership has used the criteria set forth in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess our internal control over financial reporting. Based upon this assessment, management concluded that internal control over financial reporting operated effectively as of December 31, 2015.

Deloitte & Touche LLP, the Operating Partnership’s independent registered public accounting firm, has audited the Operating Partnership’s financial statements and has issued a report on the effectiveness of the Operating Partnership’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Kilroy Realty, L.P.
Los Angeles, California

We have audited the internal control over financial reporting of Kilroy Realty L.P. (the “Operating Partnership”) as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Operating Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Operating Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2015, of the Operating Partnership and our report dated February 12, 2016, expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the adoption of Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
February 12, 2016

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2016.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2016.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2016.

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
4.7
Form of Certificate for Partnership Units of Kilroy Realty, L.P. (previously filed by Kilroy Realty, L.P., as an exhibit to the General Form for Registration of Securities on Form 10 as filed with the Securities and Exchange Commission on August 18, 2010)

4.8
Indenture, dated May 24, 2010, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, including the form of 6.625% Senior Notes due 2020 and the form of the related guarantee (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 25, 2010)

4.9
Registration Rights Agreement, dated May 24, 2010, among Kilroy Realty, L.P., Kilroy Realty Corporation, J.P. Morgan Securities Inc., Banc of America Securities LLC and Barclays Capital Inc. (previously filed by Kilroy Realty Corporation as an exhibit on Form 8−K as filed with the Securities and Exchange Commission on May 25, 2010)

4.10
Officers’ Certificate pursuant to Sections 101, 201, 301 and 303 of the Indenture dated March 1, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “4.800% Notes due 2018,” including the form of 4.800% Notes due 2018 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 6, 2011)

4.11	Registration Rights Agreement, dated July 31, 2012 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2012)
4.12
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

4.13
Indenture, dated March 1, 2011, by and among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit to the Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on October 2, 2013)

4.14
Supplemental Indenture, dated July 5, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit to the Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on October 2, 2013)

4.15
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

Exhibit Number	Description
4.16
Officers’ Certificate, dated September 16, 2015, pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “4.375% Senior Notes due 2025,” including the form of 4.375% Senior Notes due 2025 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on September 16, 2015)

4.17
The Company is party to agreements in connection with long-term debt obligations, none of which individually exceeds ten percent of the total assets of the Company on a consolidated basis. Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Company agrees to furnish copies of these agreements to the Commission upon request

10.1
Pledge Agreement by and among Kilroy Realty, L.P., John B. Kilroy, Sr., John B. Kilroy, Jr. and Kilroy Industries (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553))

10.2†
1997 Stock Option and Incentive Plan of the Registrant and Kilroy Realty, L.P. (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553))

10.3
Lease Agreement, dated January 24, 1989, by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase I (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 2 to Form S-11 (No. 333-15553))

10.4
First Amendment to Lease Agreement, dated December 28, 1990, by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase I (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 2 to Form S-11 (No. 333-15553))

10.5	Second Amendment to Lease Agreement, dated April 28, 1997, by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase I
10.6	Third Amendment to Lease Agreement, dated June 20, 2002, by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase I
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

10.9	Second Amendment to Lease Agreement, dated April 28, 1997, by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase II
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

10.14	Fourth Amendment to Lease Agreement, dated June 20, 2002, by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III

Exhibit Number	Description
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

10.17
License Agreement by and among the Registrant and the other persons named therein (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 4 to Form S-11 (No. 333-15553))

10.18
Contribution Agreement, dated October 21, 1997, by and between Kilroy Realty, L.P., Kilroy Realty Corporation, The Allen Group and the Allens (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 21, 1997)

10.19
Amendment to the Contribution Agreement, dated October 14, 1998, by and between Kilroy Realty, L.P., Kilroy Realty Corporation, The Allen Group and the Allens dated October 21, 1997 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended September 30, 1998)

10.20†	Form of Restricted Stock Award Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 8, 2007)
10.21†	Kilroy Realty Corporation 2007 Deferred Compensation Plan (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2007)
10.22†
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

10.24†	Kilroy Realty Corporation Stock Award Deferral Program (previously filed by Kilroy Realty Corporation as an exhibit to Form 8-K as filed with the Securities and Exchange Commission on January 2, 2008)
10.25†
Form of Indemnification Agreement of Kilroy Realty Corporation with certain officers and directors (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2009)

10.26†
Separation Agreement and Release, dated December 16, 2009, by and between Richard E. Moran Jr., Kilroy Realty, L.P. and Kilroy Realty Corporation (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2009)

10.27
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

10.28
Promissory Note, dated January 12, 2011, executed by Kilroy Realty 303, LLC (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 13, 2011)

10.29
Deed of Trust, Security Agreement and Fixture Filing, dated January 12, 2011, executed by Kilroy Realty 303, LLC (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 13, 2011)

10.30
Guaranty, dated January 12, 2011, executed by Kilroy Realty, L.P. (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 13, 2011)

10.31
Unsecured Indemnity Agreement, dated January 12, 2011, executed by Kilroy Realty 303, LLC (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8−K as filed with the Securities and Exchange Commission on January 13, 2011)

Exhibit Number	Description
10.32†
Kilroy Realty Corporation Form of Stock Option Grant Notice and Stock Option Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 24, 2012)

10.33†
Amended and Restated Employment Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and John B. Kilroy, Jr. (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on April 4, 2012)

10.34†
Noncompetition Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and John B. Kilroy, Jr. (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on April 4, 2012)

10.35	Term Loan Agreement, dated March 29, 2012 (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on April 2, 2012)
10.36	First Amendment to Term Loan Agreement, dated November 28, 2012 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2012)
10.37	Guaranty of Payment of Kilroy Realty Corporation, dated March 29, 2012 (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on April 2, 2012)
10.38	Promissory Note, dated June 28, 2012 (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2012)
10.39
Loan Agreement, dated June 28, 2012, by and between KR MML 12701, LLC and Massachusetts Mutual Life Insurance Company (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2012)

10.40
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Irvine) for 2211 Michelson Drive, Irvine, California, dated June 28, 2012 (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2012)

10.41
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Santa Monica) for 2100-2110 Colorado Avenue, Santa Monica, California, dated June 28, 2012 (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2012)

10.42	Recourse Guaranty Agreement, dated June 28, 2012 (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2012)
10.43	Environmental Indemnification Agreement, dated June 28, 2012 (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2012)
10.44†
Kilroy Realty Corporation 2006 Incentive Award Plan Restricted Stock Unit Agreement by and between Kilroy Realty Corporation and Jeffrey C. Hawken, dated April 4, 2013 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2013)

10.45†
Kilroy Realty Corporation 2006 Incentive Award Plan Restricted Stock Unit Agreement by and between Kilroy Realty Corporation and John Kilroy, Jr., dated March 30, 2012 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2013)

10.46†	Form of Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2013)
10.47†	Form of Stock Award Deferral Program Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2013)
10.48†	Form of Performance-Vest Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2014)
10.49†	Form of Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2014)
10.50†
Form of Restricted Stock Unit Agreement for Non-Employee Members of the Board of Directors (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2014)

10.51†	Kilroy Realty 2006 Incentive Award Plan (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on May 21, 2015)

Exhibit Number	Description
10.52	Amended and Restated Revolving Credit Agreement, dated June 23, 2014 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2014)
10.53	Amended and Restated Guaranty, dated June 23, 2014 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2014)
10.54	Term Loan Agreement, dated July 31, 2014 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended September 30, 2014)
10.55	Guaranty, dated July 31, 2014 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended September 30, 2014)
10.56
Sales Agreement, dated December 12, 2014, between Kilroy Realty Corporation, Kilroy Realty, L.P. and RBC Capital Markets, LLC (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2014)

10.57
Sales Agreement, dated December 12, 2014, between Kilroy Realty Corporation, Kilroy Realty, L.P. and Jefferies LLC (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2014)

10.58
Sales Agreement, dated December 12, 2014, between Kilroy Realty Corporation, Kilroy Realty, L.P. and KeyBanc Capital Markets Inc. (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2014)

10.59
Sales Agreement, dated December 12, 2014, between Kilroy Realty Corporation, Kilroy Realty, L.P. and BNP Paribas Securities Corp. (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2014)

10.60
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

10.62†	Form of Performance-Vest Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2015)
10.63†	Form of Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2015)
10.64†
Form of Restricted Stock Unit Agreement for Non-Employee Members of the Board of Directors (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2015)

10.65†*	Amended and Restated Employment Agreement and Non-Competition Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Jeffrey C. Hawken effective as of December 31, 2015
10.66†*	Kilroy Realty Corporation Director Compensation Policy effective as of January 1, 2016
12.1*	Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges and Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Dividends of Kilroy Realty Corporation
12.2*	Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges of Kilroy Realty, L.P.
21.1*	List of Subsidiaries of Kilroy Realty Corporation
21.2*	List of Subsidiaries of Kilroy Realty, L.P.
23.1*	Consent of Deloitte & Touche LLP for Kilroy Realty Corporation
23.2*	Consent of Deloitte & Touche LLP for Kilroy Realty, L.P.
24.1*	Power of Attorney (included on the signature page of this Form 10-K)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty Corporation
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty Corporation
31.3*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty, L.P.
31.4*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty, L.P.

Exhibit Number	Description
32.1*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty Corporation
32.2*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty Corporation
32.3*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty, L.P.
32.4*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty, L.P.
101.1
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Capital, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.(1)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Kilroy Realty Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 12, 2016.

KILROY REALTY CORPORATION

By	/s/ Heidi R. Roth
Heidi R. Roth Executive Vice President, Chief Accounting Officer and Controller

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that we, the undersigned directors and officers of Kilroy Realty Corporation, do hereby severally constitute and appoint John Kilroy, Jeffrey C. Hawken, Tyler H. Rose and Heidi R. Roth, and each of them, as our true and lawful attorneys-in-fact and agents, each with full powers of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys-in-fact and agents, or any of them, may deem necessary or advisable to enable Kilroy Realty Corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically, but without limitation, the power and authority to sign for us or any of us, in our names in the capacities indicated below, any and all amendments hereto; and we do each hereby ratify and confirm all that said attorneys-in-fact and agents or their substitutes, or any one of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John Kilroy	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 12, 2016
John Kilroy
/s/ Tyler H. Rose	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 12, 2016
Tyler H. Rose
/s/ Heidi R. Roth	Executive Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 12, 2016
Heidi R. Roth
/s/ Edward F. Brennan, Ph.D.	Director	February 11, 2016
Edward F. Brennan, Ph.D.
/s/ Jolie Hunt	Director	February 11, 2016
Jolie Hunt
/s/ Scott S. Ingraham	Director	February 11, 2016
Scott S. Ingraham
/s/ Gary R. Stevenson	Director	February 11, 2016
Gary R. Stevenson
/s/ Peter B. Stoneberg	Director	February 11, 2016
Peter B. Stoneberg

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Kilroy Realty, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 12, 2016.

KILROY REALTY, L.P.

By	/s/ Heidi R. Roth
Heidi R. Roth Executive Vice President, Chief Accounting Officer and Controller

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that we, the undersigned directors and officers of Kilroy Realty Corporation, as sole general partner and on behalf of Kilroy Realty, L.P., do hereby severally constitute and appoint John Kilroy, Jeffrey C. Hawken, Tyler H. Rose and Heidi R. Roth, and each of them, as our true and lawful attorneys-in-fact and agents, each with full powers of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys-in-fact and agents, or any of them, may deem necessary or advisable to enable Kilroy Realty Corporation, as sole general partner and on behalf of Kilroy Realty, L.P., to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically, but without limitation, the power and authority to sign for us or any of us, in our names in the capacities indicated below, any and all amendments hereto; and we do each hereby ratify and confirm all that said attorneys-in-fact and agents or their substitutes, or any one of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John Kilroy	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 12, 2016
John Kilroy
/s/ Tyler H. Rose	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 12, 2016
Tyler H. Rose
/s/ Heidi R. Roth	Executive Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 12, 2016
Heidi R. Roth
/s/ Edward F. Brennan, Ph.D.	Director	February 11, 2016
Edward F. Brennan, Ph.D.
/s/ Jolie Hunt	Director	February 11, 2016
Jolie Hunt
/s/ Scott S. Ingraham	Director	February 11, 2016
Scott S. Ingraham
/s/ Gary R. Stevenson	Director	February 11, 2016
Gary R. Stevenson
/s/ Peter B. Stoneberg	Director	February 11, 2016
Peter B. Stoneberg

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2015 AND 2014
AND FOR THE THREE YEARS ENDED DECEMBER 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Kilroy Realty Corporation
Los Angeles, California

We have audited the accompanying consolidated balance sheets of Kilroy Realty Corporation and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for and disclosure of discontinued operations for the year ended December 31, 2015 due to the adoption of Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2016, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
February 12, 2016

KILROY REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2015	December 31, 2014
ASSETS
REAL ESTATE ASSETS (Notes 3 and 4):
Land and improvements	$875,794	$877,633
Buildings and improvements	4,091,012	4,059,639
Undeveloped land and construction in progress	1,361,340	1,120,660
Total real estate held for investment	6,328,146	6,057,932
Accumulated depreciation and amortization	(994,241)	(947,664)
Total real estate held for investment, net ($187,254 and $211,755 of VIE, Note 2)	5,333,905	5,110,268
REAL ESTATE ASSETS AND OTHER ASSETS HELD FOR SALE, NET (Note 4)	117,666	8,211
CASH AND CASH EQUIVALENTS	56,508	23,781
RESTRICTED CASH (Note 4)	696	75,185
MARKETABLE SECURITIES (Notes 14 and 17)	12,882	11,971
CURRENT RECEIVABLES, NET (Note 6)	11,153	7,229
DEFERRED RENT RECEIVABLES, NET (Note 6)	189,704	156,416
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Notes 3 and 5)	176,683	201,926
DEFERRED FINANCING COSTS, NET (Notes 2 and 8)	17,628	18,374
PREPAID EXPENSES AND OTHER ASSETS, NET	22,644	20,375
TOTAL ASSETS	$5,939,469	$5,633,736
LIABILITIES AND EQUITY
LIABILITIES:
Secured debt (Notes 3, 7, 8 and 17)	$381,918	$546,292
Unsecured debt, net (Notes 7, 8 and 17)	1,856,590	1,783,121
Unsecured line of credit (Notes 7, 8 and 17)	—	140,000
Accounts payable, accrued expenses and other liabilities (Note 16)	246,323	225,830
Accrued dividends and distributions (Note 11)	34,992	32,899
Deferred revenue and acquisition-related intangible liabilities, net (Notes 3, 5 and 9)	128,156	132,239
Rents received in advance and tenant security deposits	49,361	49,363
Liabilities and deferred revenue of real estate assets held for sale (Note 4)	7,543	56
Total liabilities	2,704,883	2,909,800
COMMITMENTS AND CONTINGENCIES (Note 16)
EQUITY (Notes 10 and 11):
Stockholders’ Equity:
Preferred Stock, $.01 par value, 30,000,000 shares authorized,
6.875% Series G Cumulative Redeemable Preferred stock, $.01 par value, 4,600,000 shares authorized, 4,000,000 shares issued and outstanding ($100,000 liquidation preference)	96,155	96,155
6.375% Series H Cumulative Redeemable Preferred stock, $.01 par value, 4,000,000 shares authorized, issued and outstanding ($100,000 liquidation preference)	96,256	96,256
Common stock, $.01 par value, 150,000,000 shares authorized, 92,258,690 and 86,259,684 shares issued and outstanding, respectively	923	863
Additional paid-in capital	3,047,894	2,635,900
Distributions in excess of earnings	(70,262)	(162,964)
Total stockholders’ equity	3,170,966	2,666,210
Noncontrolling Interests:
Common units of the Operating Partnership	57,100	51,864
Noncontrolling interest in consolidated subsidiary (Notes 2 and 10)	6,520	5,862
Total noncontrolling interests	63,620	57,726
Total equity	3,234,586	2,723,936
TOTAL LIABILITIES AND EQUITY	$5,939,469	$5,633,736

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2015	2014	2013
REVENUES:
Rental income	$525,355	$466,328	$411,899
Tenant reimbursements	53,774	46,717	38,047
Other property income (Notes 16 and 18)	2,146	8,680	7,165
Total revenues	581,275	521,725	457,111
EXPENSES:
Property expenses	105,378	100,514	94,115
Real estate taxes	50,223	45,197	39,417
Provision for bad debts	545	58	396
Ground leases (Note 5 and 16)	3,096	3,075	3,504
General and administrative expenses	48,265	46,152	39,660
Acquisition-related expenses	497	1,479	1,962
Depreciation and amortization (Notes 2 and 5)	204,294	202,417	188,887
Total expenses	412,298	398,892	367,941
OTHER (EXPENSES) INCOME:
Interest income and other net investment gains (Note 17)	243	561	1,635
Interest expense (Note 8)	(57,682)	(67,571)	(75,870)
Total other (expenses) income	(57,439)	(67,010)	(74,235)
INCOME FROM CONTINUING OPERATIONS BEFORE GAINS ON SALES OF REAL ESTATE	111,538	55,823	14,935
Gains on sale of land, net (Note 4)	17,116	3,490	—
Gains on sales of depreciable operating properties (Note 4)	109,950	—	—
INCOME FROM CONTINUING OPERATIONS	238,604	59,313	14,935
DISCONTINUED OPERATIONS (Note 19)
Income from discontinued operations	—	2,573	17,378
Net gain on dispositions of discontinued operations	—	121,922	12,252
Total income from discontinued operations	—	124,495	29,630
NET INCOME	238,604	183,808	44,565
Net income attributable to noncontrolling common units of the Operating Partnership	(4,339)	(3,589)	(685)
Net income attributable to noncontrolling interest in consolidated subsidiary	(184)	—	—
Total income attributable to noncontrolling interests	(4,523)	(3,589)	(685)
NET INCOME ATTRIBUTABLE TO KILROY REALTY CORPORATION	234,081	180,219	43,880
PREFERRED DIVIDENDS (NOTE 11)	(13,250)	(13,250)	(13,250)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$220,831	$166,969	$30,630
Income from continuing operations available to common stockholders per share of common stock – basic (Note 20)	$2.44	$0.52	$0.00
Income from continuing operations available to common stockholders per share of common stock – diluted (Note 20)	$2.42	$0.51	$0.00
Net income available to common stockholders per share – basic (Note 20)	$2.44	$1.99	$0.37
Net income available to common stockholders per share – diluted (Note 20)	$2.42	$1.95	$0.37
Weighted average shares of common stock outstanding – basic (Note 20)	89,854,096	83,090,235	77,343,853
Weighted average shares of common stock outstanding – diluted (Note 20)	90,395,775	84,967,720	77,343,853

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share/unit data)

	Preferred Stock	Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
		Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AT DECEMBER 31, 2012	$192,411	74,926,981	$749	$2,126,005	$(129,535)	$2,189,630	$46,303	$2,235,933
Net income					43,880	43,880	685	44,565
Issuance of common stock		7,215,838	72	349,879		349,951		349,951
Issuance of share-based compensation awards		—		1,448		1,448		1,448
Noncash amortization of share-based compensation				9,563		9,563		9,563
Repurchase of common stock and restricted stock units		(42,896)		(2,521)		(2,521)		(2,521)
Settlement of restricted stock units for shares of common stock		37,245	1	—		1		1
Exercise of stock options		473		128		128		128
Exchange of common units of the Operating Partnership		16,303		450		450	(450)	—
Adjustment for noncontrolling interest in the Operating Partnership				(5,977)		(5,977)	5,977	—
Contribution by noncontrolling interest in the Operating Partnership							4,885	4,885
Preferred dividends and distributions					(13,250)	(13,250)		(13,250)
Dividends declared per share of common stock and common unit ($1.40 per share/unit)					(111,991)	(111,991)	(2,552)	(114,543)
BALANCE AT DECEMBER 31, 2013	192,411	82,153,944	822	2,478,975	(210,896)	2,461,312	54,848	2,516,160
Net income					180,219	180,219	3,589	183,808
Issuance of common stock		1,950,599	20	123,840		123,860		123,860
Issuance of share-based compensation awards				1,692		1,692		1,692
Noncash amortization of share-based compensation				14,471		14,471		14,471
Exercise of stock options		495,000	5	21,087		21,092		21,092
Repurchase of common stock and restricted stock units		(58,045)		(3,533)		(3,533)		(3,533)
Settlement of restricted stock units for shares of common stock		141,205	—	(1)		(1)		(1)
Common shares issued in connection with settlement of 4.25% Exchangeable Senior Notes		2,091,323	21	202		223		223
Common shares received in connection with capped call option transactions		(515,342)	(5)	5		—		—
Exchange of common units of the Operating Partnership		1,000		28		28	(28)	—
Adjustment for noncontrolling interest in the Operating Partnership				(866)		(866)	866	—
Contribution by noncontrolling interest in consolidated subsidiary							977	977
Preferred dividends and distributions					(13,250)	(13,250)		(13,250)
Dividends declared per share of common stock and common unit ($1.40 per share/unit)					(119,037)	(119,037)	(2,526)	(121,563)
BALANCE AS OF DECEMBER 31, 2014	192,411	86,259,684	863	2,635,900	(162,964)	2,666,210	57,726	2,723,936
Net income					234,081	234,081	4,523	238,604
Issuance of common stock (Note 11)		5,640,033	56	387,342		387,398		387,398
Issuance of share-based compensation awards (Note 13)				1,692		1,692		1,692
Noncash amortization of share-based compensation (Note 13)				18,869		18,869		18,869
Exercise of stock options (Note 13)		342,000	4	14,569		14,573		14,573
Repurchase of common stock, stock options and restricted stock units (Note 13)		(101,389)	—	(7,081)		(7,081)		(7,081)
Settlement of restricted stock units for shares of common stock (Note 13)		78,937	—	(1)		(1)		(1)
Exchange of common units of the Operating Partnership		39,425		1,223		1,223	(1,223)	—
Adjustment for noncontrolling interest in the Operating Partnership (Note 2)				(4,619)		(4,619)	4,619	—
Contribution by noncontrolling interest in consolidated subsidiary (Note 2)							474	474
Preferred dividends					(13,250)	(13,250)		(13,250)
Dividends declared per share of common stock and common unit ($1.40 per share/unit)					(128,129)	(128,129)	(2,499)	(130,628)
BALANCE AS OF DECEMBER 31, 2015	$192,411	92,258,690	$923	$3,047,894	$(70,262)	$3,170,966	$63,620	$3,234,586

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$238,604	$183,808	$44,565
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of buildings and improvements and leasing costs	201,482	202,108	199,558
Increase in provision for bad debts	545	58	396
Depreciation of furniture, fixtures and equipment	2,812	2,370	1,929
Noncash amortization of share-based compensation awards (Note 13)	15,537	12,095	8,616
Noncash amortization of deferred financing costs and debt discounts and premiums	1,853	4,315	5,315
Noncash amortization of net below market rents (Note 5)	(8,449)	(8,328)	(7,777)
Net gain on dispositions of depreciable operating properties (Note 4)	(109,950)	—	—
Net gain on dispositions of discontinued operations (Note 19)	—	(121,922)	(12,252)
Net gain on sales of land (Note 4)	(17,116)	(3,490)	—
Noncash amortization of deferred revenue related to tenant-funded tenant improvements (Note 9)	(13,338)	(10,979)	(10,713)
Straight-line rents	(44,383)	(31,782)	(24,135)
Net change in other operating assets	(8,085)	367	(4,615)
Net change in other operating liabilities	12,496	16,633	40,137
Insurance proceeds received for property damage and other, net	—	—	(448)
Net cash provided by operating activities	272,008	245,253	240,576
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for development and redevelopment properties and undeveloped land	(407,969)	(417,784)	(320,141)
Expenditures for acquisitions of development and redevelopment properties (Note 3)	(139,073)	(147,182)	(102,769)
Expenditures for operating properties	(99,557)	(132,080)	(129,873)
Expenditures for acquisitions of operating properties, net of cash acquired (Note 3)	—	(204,546)	(202,682)
Net proceeds received from dispositions of operating properties and land (Notes 4 and 19)	319,639	427,544	21,178
Issuance of note receivable	(3,000)	—	—
Net decrease (increase) in acquisition-related deposits	1,998	(1,983)	(2,596)
Net decrease (increase) in restricted cash (Note 4)	65,210	(25,405)	229,915
Insurance proceeds received for property damage	—	—	448
Net cash used in investing activities	(262,752)	(501,436)	(506,520)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock (Note 11)	387,398	102,229	349,951
Borrowings on unsecured line of credit	250,000	505,000	55,000
Repayments on unsecured line of credit	(390,000)	(410,000)	(195,000)
Proceeds from the issuance of unsecured debt (Note 8)	397,776	395,528	299,901
Repayments of unsecured debt (Note 8)	(325,000)	(83,000)	—
Principal payments and repayments of secured debt (Note 8)	(159,766)	(9,845)	(93,688)
Repayments of exchangeable senior notes (Note 8)	—	(172,500)	—
Borrowings on unsecured debt (Note 8)	—	39,000	—
Financing costs	(4,814)	(8,648)	(4,384)
Proceeds from exercise of stock options (Note 13)	14,573	21,092	128
Repurchase of common stock and restricted stock units	(7,081)	(3,533)	(2,520)
Contributions from noncontrolling interests in consolidated subsidiary (Note 2)	474	977	—
Dividends and distributions paid to common stockholders and common unitholders	(126,839)	(118,463)	(111,517)
Dividends and distributions paid to preferred stockholders and preferred unitholders	(13,250)	(13,250)	(13,250)
Net cash provided by financing activities	23,471	244,587	284,621
Net increase (decrease) in cash and cash equivalents	32,727	(11,596)	18,677
Cash and cash equivalents, beginning of year	23,781	35,377	16,700
Cash and cash equivalents, end of year	$56,508	$23,781	$35,377

See accompanying notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Kilroy Realty, L.P.
Los Angeles, California

We have audited the accompanying consolidated balance sheets of Kilroy Realty, L.P. and subsidiaries (the “Operating Partnership”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, capital, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Operating Partnership has changed its method of accounting for and disclosure of discontinued operations for the year ended December 31, 2015 due to the adoption of Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Operating Partnership’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2016, expressed an unqualified opinion on the Operating Partnership’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
February 12, 2016

KILROY REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	December 31, 2015	December 31, 2014
ASSETS
REAL ESTATE ASSETS (Notes 3 and 4):
Land and improvements	$875,794	$877,633
Buildings and improvements	4,091,012	4,059,639
Undeveloped land and construction in progress	1,361,340	1,120,660
Total real estate held for investment	6,328,146	6,057,932
Accumulated depreciation and amortization	(994,241)	(947,664)
Total real estate held for investment, net ($187,254 and $211,755 of VIE, Note 2)	5,333,905	5,110,268
REAL ESTATE ASSETS AND OTHER ASSETS HELD FOR SALE, NET (Note 4)	117,666	8,211
CASH AND CASH EQUIVALENTS	56,508	23,781
RESTRICTED CASH (Note 4)	696	75,185
MARKETABLE SECURITIES (Notes 14 and 17)	12,882	11,971
CURRENT RECEIVABLES, NET (Note 6)	11,153	7,229
DEFERRED RENT RECEIVABLES, NET (Note 6)	189,704	156,416
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Notes 3 and 5)	176,683	201,926
DEFERRED FINANCING COSTS, NET (Notes 2 and 8)	17,628	18,374
PREPAID EXPENSES AND OTHER ASSETS, NET	22,644	20,375
TOTAL ASSETS	$5,939,469	$5,633,736
LIABILITIES AND CAPITAL
LIABILITIES:
Secured debt (Notes 3, 8 and 17)	$381,918	$546,292
Unsecured debt, net (Notes 8 and 17)	1,856,590	1,783,121
Unsecured line of credit (Notes 8 and 17)	—	140,000
Accounts payable, accrued expenses and other liabilities (Note 16)	246,323	225,830
Accrued distributions (Note 12)	34,992	32,899
Deferred revenue and acquisition-related intangible liabilities, net (Notes 3, 5 and 9)	128,156	132,239
Rents received in advance and tenant security deposits	49,361	49,363
Liabilities and deferred revenue of real estate assets held for sale (Note 4)	7,543	56
Total liabilities	2,704,883	2,909,800
COMMITMENTS AND CONTINGENCIES (Note 16)
CAPITAL (Notes 10 and 12):
Partners’ Capital:
6.875% Series G Cumulative Redeemable Preferred units, 4,000,000 units issued and outstanding ($100,000 liquidation preference)	96,155	96,155
6.375% Series H Cumulative Redeemable Preferred units, 4,000,000 units issued and outstanding ($100,000 liquidation preference)	96,256	96,256
Common units, 92,258,690 and 86,259,684 held by the general partner and 1,764,775 and 1,804,200 held by common limited partners issued and outstanding, respectively	3,031,609	2,521,900
Total Partners’ Capital	3,224,020	2,714,311
Noncontrolling interests in consolidated subsidiaries (Note 2)	10,566	9,625
Total capital	3,234,586	2,723,936
TOTAL LIABILITIES AND CAPITAL	$5,939,469	$5,633,736

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit and per unit data)

	Year Ended December 31,
	2015	2014	2013
REVENUES:
Rental income	$525,355	$466,328	$411,899
Tenant reimbursements	53,774	46,717	38,047
Other property income (Notes 16 and 18)	2,146	8,680	7,165
Total revenues	581,275	521,725	457,111
EXPENSES:
Property expenses	105,378	100,514	94,115
Real estate taxes	50,223	45,197	39,417
Provision for bad debts	545	58	396
Ground leases (Notes 5 and 16)	3,096	3,075	3,504
General and administrative expenses	48,265	46,152	39,660
Acquisition-related expenses	497	1,479	1,962
Depreciation and amortization (Notes 2 and 5)	204,294	202,417	188,887
Total expenses	412,298	398,892	367,941
OTHER (EXPENSES) INCOME:
Interest income and other net investment gains (Note 17)	243	561	1,635
Interest expense (Note 8)	(57,682)	(67,571)	(75,870)
Total other (expenses) income	(57,439)	(67,010)	(74,235)
INCOME FROM CONTINUING OPERATIONS BEFORE GAINS ON SALES OF REAL ESTATE	111,538	55,823	14,935
Gains on sale of land, net (Note 4)	17,116	3,490	—
Gains on sales of depreciable operating properties (Note 4)	109,950	—	—
INCOME FROM CONTINUING OPERATIONS	238,604	59,313	14,935
DISCONTINUED OPERATIONS (Note 19)
Income from discontinued operations	—	2,573	17,378
Net gain on dispositions of discontinued operations	—	121,922	12,252
Total income from discontinued operations	—	124,495	29,630
NET INCOME	238,604	183,808	44,565
Net income attributable to noncontrolling interests in consolidated subsidiaries (Notes 2 and 10)	(467)	(260)	(224)
NET INCOME ATTRIBUTABLE TO KILROY REALTY, L.P.	238,137	183,548	44,341
PREFERRED DISTRIBUTIONS (NOTE 12)	(13,250)	(13,250)	(13,250)
NET INCOME AVAILABLE TO COMMON UNITHOLDERS	$224,887	$170,298	$31,091
Income from continuing operations available to common unitholders per unit – basic (Note 21)	$2.44	$0.52	$0.00
Income from continuing operations available to common unitholders per unit – diluted (Note 21)	$2.42	$0.51	$0.00
Net income available to common unitholders per unit – basic (Note 21)	$2.44	$1.99	$0.37
Net income available to common unitholders per unit – diluted (Note 21)	$2.42	$1.94	$0.37
Weighted average common units outstanding – basic (Note 21)	91,645,578	84,894,498	79,166,260
Weighted average common units outstanding – diluted (Note 21)	92,187,257	86,771,983	79,166,260

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(in thousands, except unit and per unit data)

	Partners’ Capital			Total Partners’ Capital	Noncontrolling Interests in Consolidated Subsidiaries
	Preferred Units	Number of Common Units	Common Units			Total Capital
BALANCE AS OF DECEMBER 31, 2012	$192,411	76,753,484	$2,040,243	$2,232,654	$3,279	$2,235,933
Net income			44,341	44,341	224	44,565
Issuance of common units		7,210,838	349,951	349,951		349,951
Issuance of share-based compensation awards		—	1,448	1,448		1,448
Noncash amortization of share-based compensation			9,563	9,563		9,563
Repurchase of common units and restricted stock units		(42,896)	(2,521)	(2,521)		(2,521)
Settlement of restricted stock units		37,245	1	1		1
Exercise of stock options		473	128	128		128
Contribution by noncontrolling interest in consolidated subsidiary					4,885	4,885
Preferred distributions			(13,250)	(13,250)		(13,250)
Distributions declared per common unit ($1.40 per unit)			(114,543)	(114,543)		(114,543)
BALANCE AS OF DECEMBER 31, 2013	192,411	83,959,144	2,315,361	2,507,772	8,388	2,516,160
Net income			183,548	183,548	260	183,808
Issuance of common units		1,950,599	123,860	123,860		123,860
Issuance of share-based compensation awards			1,692	1,692		1,692
Noncash amortization of share-based compensation			14,471	14,471		14,471
Exercise of stock options		495,000	21,092	21,092		21,092
Repurchase of common units and restricted stock units		(58,045)	(3,533)	(3,533)		(3,533)
Settlement of restricted stock units		141,205	(1)	(1)		(1)
Common shares issued in connection with settlement of 4.25% Exchangeable Senior Notes		2,091.323	223	223		223
Common shares received in connection with capped call option transactions		(515.342)		—		—
Contribution by noncontrolling interest in consolidated subsidiary					977	977
Preferred distributions			(13,250)	(13,250)		(13,250)
Distributions declared per common unit ($1.40 per unit)			(121,563)	(121,563)		(121,563)
BALANCE AS OF DECEMBER 31, 2014	192,411	88,063,884	2,521,900	2,714,311	9,625	2,723,936
Net income			238,137	238,137	467	238,604
Issuance of common units (Note 12)		5,640,033	387,398	387,398		387,398
Issuance of share-based compensation awards (Note 13)			1,692	1,692		1,692
Noncash amortization of share-based compensation (Note 13)			18,869	18,869		18,869
Exercise of stock options (Note 13)		342,000	14,573	14,573		14,573
Repurchase of common units and restricted stock units (Note 13)		(101,389)	(7,081)	(7,081)		(7,081)
Settlement of restricted stock units (Note 13)		78,937	(1)	(1)		(1)
Contribution by noncontrolling interest in consolidated subsidiary (Note 2)					474	474
Preferred distributions			(13,250)	(13,250)		(13,250)
Distributions declared per common unit ($1.40 per unit)			(130,628)	(130,628)		(130,628)
BALANCE AS OF DECEMBER 31, 2015	$192,411	94,023,465	$3,031,609	$3,224,020	$10,566	$3,234,586

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$238,604	$183,808	$44,565
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of buildings and improvements and leasing costs	201,482	202,108	199,558
Increase in provision for bad debts	545	58	396
Depreciation of furniture, fixtures and equipment	2,812	2,370	1,929
Noncash amortization of share-based compensation awards (Note 13)	15,537	12,095	8,616
Noncash amortization of deferred financing costs and debt discounts and premiums	1,853	4,315	5,315
Noncash amortization of net below market rents (Note 5)	(8,449)	(8,328)	(7,777)
Net gain on dispositions of depreciable operating properties (Note 4)	(109,950)	—	—
Net gain on dispositions of discontinued operations (Note 19)	—	(121,922)	(12,252)
Net gain on sales of land (Note 4)	(17,116)	(3,490)	—
Noncash amortization of deferred revenue related to tenant-funded tenant improvements (Note 9)	(13,338)	(10,979)	(10,713)
Straight-line rents	(44,383)	(31,782)	(24,135)
Net change in other operating assets	(8,085)	367	(4,615)
Net change in other operating liabilities	12,496	16,633	40,137
Insurance proceeds received for property damage and other, net	—	—	(448)
Net cash provided by operating activities	272,008	245,253	240,576
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for development and redevelopment properties and undeveloped land	(407,969)	(417,784)	(320,141)
Expenditures for acquisitions of development and redevelopment properties (Note 3)	(139,073)	(147,182)	(102,769)
Expenditures for operating properties	(99,557)	(132,080)	(129,873)
Expenditures for acquisitions of operating properties, net of cash acquired (Note 3)	—	(204,546)	(202,682)
Net proceeds received from dispositions of operating properties and land (Notes 4 and 19)	319,639	427,544	21,178
Issuance of note receivable	(3,000)	—	—
Net decrease (increase) in acquisition-related deposits	1,998	(1,983)	(2,596)
Net decrease (increase) in restricted cash (Note 4)	65,210	(25,405)	229,915
Insurance proceeds received for property damage	—	—	448
Net cash used in investing activities	(262,752)	(501,436)	(506,520)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common units (Note 12)	387,398	102,229	349,951
Borrowings on unsecured line of credit	250,000	505,000	55,000
Repayments on unsecured line of credit	(390,000)	(410,000)	(195,000)
Proceeds from the issuance of unsecured debt (Note 8)	397,776	395,528	299,901
Repayments of unsecured debt (Note 8)	(325,000)	(83,000)	—
Principal payments and repayments of secured debt (Note 8)	(159,766)	(9,845)	(93,688)
Repayments of exchangeable senior notes (Note 8)	—	(172,500)	—
Borrowings on unsecured debt (Note 8)	—	39,000	—
Financing costs	(4,814)	(8,648)	(4,384)
Proceeds from exercise of stock options (Note 13)	14,573	21,092	128
Repurchase of common units and restricted stock units	(7,081)	(3,533)	(2,520)
Contributions from noncontrolling interests in consolidated subsidiary (Note 2)	474	977	—
Distributions paid to common unitholders	(126,839)	(118,463)	(111,517)
Distributions paid to preferred unitholders	(13,250)	(13,250)	(13,250)
Net cash provided by financing activities	23,471	244,587	284,621
Net increase (decrease) in cash and cash equivalents	32,727	(11,596)	18,677
Cash and cash equivalents, beginning of year	23,781	35,377	16,700
Cash and cash equivalents, end of year	$56,508	$23,781	$35,377
See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2015

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

Our stabilized portfolio of operating properties was comprised of the following office properties at December 31, 2015:

	Number of Buildings	Rentable Square Feet (unaudited)	Number of Tenants	Percentage Occupied (unaudited)
Stabilized Office Properties	101	13,032,406	517	94.8%

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

During the year ended December 31, 2015, we stabilized a development project consisting of two office buildings encompassing 108,517 rentable square feet in Hollywood, California, and a development project consisting of two office buildings encompassing 339,987 rentable square feet in Redwood City, California. These projects were included in our stabilized portfolio as of December 31, 2015.

As of December 31, 2015, we had one office development project in the “lease-up” phase. We also had four operating properties and one land parcel classified as held for sale as of December 31, 2015. As of December 31, 2015, the following properties were excluded from our stabilized portfolio:

	Number of Properties/Projects	Estimated Rentable Square Feet (unaudited) (1)
Properties held for sale (2)	4	465,812
Development projects in “lease-up"	1	73,000
Development projects under construction	5	1,910,000
_______________

(1)	Estimated rentable square feet upon completion.

(2)	See Note 4 “Dispositions and Real Estate Assets Held for Sale” for additional information.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our stabilized portfolio also excludes our near-term and future development pipeline, which is comprised of ten potential development sites, representing approximately 99 gross acres of undeveloped land.

As of December 31, 2015, all of our real estate assets were owned and all of our business was conducted in the state of California with the exception of twelve office properties and one future development project located in the state of Washington. All of our real estate assets are 100% owned, excluding two office properties owned by Redwood City Partners, LLC (“Redwood LLC”), a consolidated subsidiary, and an undeveloped land parcel held at a qualified intermediary for potential future transactions that are intended to qualify as like-kind exchanges pursuant to Section 1031 of the Code (“Section 1031 Exchanges”) to defer taxable gains on dispositions for federal and state income tax purposes, which have been consolidated for financial reporting purposes (see Note 2 “Basis of Presentation and Significant Accounting Policies” for additional information).

As of December 31, 2015, the Company owned a 98.1% common general partnership interest in the Operating Partnership. The remaining 1.9% common limited partnership interest in the Operating Partnership as of December 31, 2015 was owned by non-affiliated investors and certain of our executive officers and directors. Both the general and limited common partnership interests in the Operating Partnership are denominated in common units. Generally, the number of common units held by the Company is equivalent to the number of outstanding shares of the Company’s common stock, and the rights of all the common units to quarterly distributions and payments in liquidation mirror those of the Company’s common stockholders. The common limited partners have certain redemption rights as provided in the Operating Partnership’s Seventh Amended and Restated Agreement of Limited Partnership, as amended, the “Partnership Agreement” (see Note 10 “Noncontrolling Interests on the Company’s Consolidated Financial Statements” for additional information).

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

Partially Owned Entities and Variable Interest Entities

At December 31, 2015, the consolidated financial statements of the Company and the Operating Partnership included two variable interest entities (“VIEs”), in which we were deemed to be the primary beneficiary. One VIE, Redwood LLC, was established in the second quarter of 2013 in connection with an undeveloped land acquisition. The other VIE was established in the fourth quarter of 2015 to facilitate potential future Section 1031 Exchanges to defer taxable gains on dispositions for federal and state income tax purposes. The impact of consolidating the VIEs increased the Company’s total assets, liabilities and noncontrolling interests by approximately $203.3 million (of which $187.3 million related to real estate held for investment on our consolidated balance sheet), approximately $28.8 million and approximately $6.5 million, respectively, as of December 31, 2015.

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

If the requirements for consolidation are not met, the Company would account for investments under the equity method of accounting if we have the ability to exercise significant influence over the entity. Equity method investments would be initially recorded at cost and subsequently adjusted for our share of net income or loss and cash contributions and distributions each period. The Company did not have any equity method investments at December 31, 2015 or December 31, 2014.

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

We record the acquisition of undeveloped land that does not meet the accounting criteria to be accounted for as business combinations and the subsequent acquisition of the fee interest in land and improvements underlying our properties at the purchase price paid and capitalize the associated acquisition costs. During the years ended December 31, 2015, 2014 and 2013 we capitalized $1.1 million, $4.5 million and $2.3 million, respectively, in acquisition costs associated with development acquisitions.

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

Depreciation and Amortization of Buildings and Improvements

The cost of buildings and improvements and tenant improvements are depreciated using the straight-line method of accounting over the estimated useful lives set forth in the table below. Depreciation expense for buildings and improvements, including discontinued operations, for the three years ended December 31, 2015, 2014, and 2013 was $159.5 million, $153.8 million and $145.3 million, respectively.

Asset Description	Depreciable Lives
Buildings and improvements	25 – 40 years
Tenant improvements	1 – 20 years (1)
________________________

(1)	Tenant improvements are amortized over the shorter of the lease term or the estimated useful life.

Real Estate Assets Held for Sale, Dispositions and Discontinued Operations

A real estate asset is classified as held for sale when certain criteria are met, including but not limited to the availability of the asset for immediate sale, the existence of an active program to locate a buyer and the probable sale or transfer of the asset within one year. If such criteria are met, we present the applicable assets and liabilities related to the real estate asset held for sale, if material, separately on the balance sheet and we would cease to record depreciation and amortization expense. Real estate assets held for sale are reported at the lower of their carrying value or their estimated fair value less the estimated costs to sell. As of December 31, 2015, we classified four operating properties and one undeveloped land parcel located in San Diego, California as held for sale. As of December 31, 2014, we had one undeveloped land parcel classified as held for sale.

Effective January 1, 2015, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-08 (“ASU 2014-08”), which changed the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only property disposals representing a strategic shift that has (or will have) a major effect on an entity's operations and financial results, such as a major line of business, a major geographical area or a major equity investment, are required to be presented as discontinued operations. If we were to determine that the property disposition represents a strategic shift, the revenues, expenses and net gain (loss) on dispositions of the property would be recorded in discontinued operations for all periods presented through the date of the applicable disposition. The Company adopted and applied the new guidance on a prospective basis as required by ASU 2014-08. Therefore, properties classified as held for sale and/or disposed of subsequent to January 1, 2015 that do not represent a strategic shift are presented in continuing operations for all periods presented. In accordance with this guidance, the operations of the ten properties sold during the year ended December 31, 2015 are presented in continuing operations for the year ended December 31, 2015.

Prior to January 1, 2015, the revenues and expenses of operating properties that have been sold, if material, and the revenues and expenses of operating properties that have been classified as held for sale, if material, are reported in the consolidated statements of operations as discontinued operations for all periods presented through the date of the applicable disposition. The net gains (losses) on disposition of operating properties are reported in the consolidated statements of operations as discontinued operations in the period the properties are sold. In determining whether the revenues, expenses, and net gains (losses) on dispositions of operating properties are reported as discontinued operations, we evaluate whether we have any significant continuing involvement in the operations, leasing, or management of the sold property. If we were to determine that we had any significant continuing involvement, the revenues, expenses and

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

net gain (loss) on dispositions of the operating property would not be recorded in discontinued operations. For the year ended December 31, 2014, discontinued operations includes the income and gains on all of the properties sold in 2014. For the year ended December 31, 2013, discontinued operations includes the income and gains on all of the properties sold in 2013 and 2014.

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

Minimum annual rental revenues are recognized in rental revenues on a straight-line basis over the term of the related lease. Rental revenue recognition commences when the tenant takes possession or controls the physical use of the leased space. In order for the tenant to take possession, the leased space must be substantially complete and ready for its intended use. In order to determine whether the leased space is substantially ready for its intended use, we begin by determining whether the Company or the tenant owns the tenant improvements. When we conclude that the Company is the owner of tenant improvements, rental revenue recognition begins when the tenant takes possession of the finished space, which is generally when Company owned tenant improvements are substantially complete. In certain instances, when we conclude that the Company is not the owner (the tenant is the owner) of tenant improvements, rental revenue recognition begins when the tenant takes possession of or controls the space.

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

Restricted Cash

Restricted cash consists of cash proceeds from dispositions that are temporarily held at qualified intermediaries for purposes of facilitating potential Section 1031 Exchanges and cash held in escrow related to acquisition holdbacks. Restricted cash also includes cash held as collateral to provide credit enhancement for the Operating Partnership’s mortgage debt, including cash reserves for capital expenditures, tenant improvements and property taxes. As of December 31, 2015, we had no restricted cash held at qualified intermediaries for the purpose of facilitating Section 1031 Exchanges. As of December 31, 2014, we had approximately $59.2 million in restricted cash held at qualified intermediaries for the purpose of facilitating Section 1031 Exchanges.

Marketable Securities / Deferred Compensation Plan

Marketable securities reported in our consolidated balance sheets represent the assets held in connection with the Kilroy Realty Corporation 2007 Deferred Compensation Plan (the “Deferred Compensation Plan”) (see Note 14 “Employee Benefit Plans” for additional information). The Deferred Compensation Plan assets are held in a limited rabbi trust and invested in various mutual and money market funds. As a result, the marketable securities are treated as trading securities for financial reporting purposes and are adjusted to fair value at the end of each accounting period, with the corresponding gains and losses recorded in interest income and other net investment gains.

At the time eligible management employees (“Participants”) defer compensation or earn mandatory Company contributions, or if we were to make a discretionary contribution, we record compensation cost and a corresponding deferred compensation plan liability, which is included in accounts payable, accrued expenses, and other liabilities on our consolidated balance sheets. This liability is adjusted to fair value at the end of each accounting period based on the performance of the benchmark funds selected by each Participant, and the impact of adjusting the liability to fair value is recorded as an increase or decrease to compensation cost. The impact of adjusting the deferred compensation plan liability to fair value and the changes in the value of the marketable securities held in connection with the Deferred Compensation Plan generally offset and therefore do not significantly impact net income.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred Financing Costs

Financing costs related to the origination or assumption of long-term debt are deferred and generally amortized using the straight-line method of accounting, which approximates the effective interest method, over the contractual terms of the applicable financings. Fully amortized deferred financing costs are written off when the corresponding financing is repaid. As of December 31, 2015 and 2014, deferred financing costs were reported net of accumulated amortization of $12.3 million and $12.2 million, respectively.

Debt Discounts and Premiums

Original issuance debt discounts and discounts/premiums related to recording debt acquired in connection with operating property acquisitions at fair value are generally amortized and accreted on a straight-line basis, which approximates the effective interest method. Discounts are recorded as additional interest expense from date of issuance or acquisition through the contractual maturity date of the related debt. Premiums are recorded as a reduction to interest expense from the date of issuance or acquisition through the contractual maturity date of the related debt. Our secured debt is presented including unamortized premiums of $6.2 million and $10.3 million as of December 31, 2015 and 2014, respectively. Our unsecured senior notes are presented net of unamortized discounts of $7.4 million and $5.9 million, as of December 31, 2015 and 2014, respectively.

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

As of December 31, 2015, we had no outstanding exchangeable debt instruments, as our exchangeable debt instruments reached their maturity in November 2014 (see Note 8 “Secured and Unsecured Debt of the Operating Partnership” for additional information).

Noncontrolling Interests in the Company’s Consolidated Financial Statements

Noncontrolling interests in the Company’s consolidated financial statements represent the common limited partnership interests in the Operating Partnership not held by the Company (“noncontrolling common units”) and the equity interest held by an unrelated third party in our consolidated subsidiary, Redwood LLC, which was formed during 2013 in connection with a development land acquisition.

Noncontrolling common units are presented in the equity section of the Company’s consolidated balance sheets and reported at their proportionate share of the net assets of the Operating Partnership. Noncontrolling interests with redemption provisions that permit the issuer to settle in either cash or shares of common stock must be further evaluated to determine whether equity or temporary equity classification on the balance sheet is appropriate. Since the common units contain such a provision, we evaluated the accounting guidance and determined that the common units qualify for equity presentation in the Company’s consolidated financial statements (see Note 10 “Noncontrolling Interests on the Company’s Consolidated Financial Statements”).

Net income attributable to noncontrolling common units is allocated based on their relative ownership percentage of the Operating Partnership during the reported period. The noncontrolling interest ownership percentage is determined by dividing the number of noncontrolling common units by the total number of common units outstanding. The issuance or redemption of additional shares of common stock or common units results in changes to the noncontrolling interest percentage as well as the total net assets of the Company. Net income attributable to noncontrolling interest in consolidated subsidiary is allocated in accordance with the terms of the related agreement. As a result, all equity transactions result in an allocation between equity and the noncontrolling interest in the Company’s consolidated balance

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

sheets and statements of equity to account for the changes in the noncontrolling interest ownership percentage as well as the change in total net assets of the Company.

Preferred Partnership Interests on the Operating Partnership’s Consolidated Balance Sheets

Preferred partnership interests of the Operating Partnership represent the issued and outstanding 4,000,000 6.875% Series G Cumulative Redeemable Preferred Units (“Series G Preferred Units”) and the 4,000,000 6.375% Series H Cumulative Redeemable Preferred Units (“Series H Preferred Units”) which were outstanding as of December 31, 2015 and 2014.

The Series G and Series H Preferred Units are presented in the permanent equity section of the Operating Partnership’s consolidated balance sheets given that the Series G and Series H Preferred Units may only be redeemed at our option (see Note 12 “Preferred and Common Units of the Operating Partnership”). The Company is the holder of both the Series G and Series H Preferred Units and for each Series G and Series H Preferred Unit the Company has an equivalent number of shares of the Company’s 6.875% Series G Cumulative Redeemable Preferred Stock and shares of the Company’s 6.375% Series H Cumulative Redeemable Preferred Stock publicly issued and outstanding.

Common Partnership Interests on the Operating Partnership’s Consolidated Balance Sheets

The common units held by the Company and the noncontrolling common units held by the common limited partners are both presented in the permanent equity section of the Operating Partnership’s consolidated balance sheets in partners’ capital. The redemption rights of the noncontrolling common units permit us to settle the redemption obligation in either cash or shares of the Company’s common stock at our option (see Note 10 “Noncontrolling Interests on the Company’s Consolidated Financial Statements” for additional information).

Noncontrolling Interests on the Operating Partnership’s Consolidated Balance Sheets

Noncontrolling interests of the Operating Partnership represent the Company’s 1.0% general partnership interest in the Finance Partnership and the equity interest in Redwood LLC held by an unrelated third party. The 1.0% general partnership interest in the Finance Partnership noncontrolling interest is presented in the permanent equity section of the Operating Partnership’s consolidated balance sheets given that these interests are not convertible or redeemable into any other ownership interest of the Company or the Operating Partnership.

Equity Offerings

Underwriting commissions and offering costs incurred in connection with common equity offerings and our at-the-market stock offering program (see Note 11 “Stockholders’ Equity of the Company”) are reflected as a reduction of additional paid-in capital. Issuance costs incurred in connection with preferred equity offerings are reflected as a reduction of the carrying value of the preferred equity.

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

Basic and Diluted Net Income Available to Common Stockholders per Share

Basic net income available to common stockholders per share is computed by dividing net income available to common stockholders, after preferred distributions and the allocation of income to participating securities, by the weighted-average number of shares of common stock outstanding for the period. Diluted net income available to common stockholders per share is computed by dividing net income available for common stockholders, after preferred distributions and the allocation of income to participating securities, by the sum of the weighted-average number of shares of common stock outstanding for the period plus the assumed exercise of all dilutive securities. The impact of the outstanding common units is considered in the calculation of diluted net income available to common stockholders per share. The common units are not reflected in the diluted net income available to common stockholders per share calculation because the exchange of common units into common stock is on a one for one basis, and the common units are allocated net income on a per share basis equal to the common stock (see Note 20 “Net Income Available to Common Stockholders Per Share of the Company”). Accordingly, any exchange would not have any effect on diluted net income (loss) available to common stockholders per share.

Nonvested share-based payment awards (including nonvested restricted stock units (“RSUs”), vested market-measure RSUs and vested dividend equivalents issued to holders of RSUs) containing nonforfeitable rights to dividends or dividend equivalents are accounted for as participating securities and included in the computation of basic and diluted net income available to common stockholders per share pursuant to the two-class method. The dilutive effect of stock options are reflected in the weighted average diluted outstanding shares calculation by application of the treasury stock method. The dilutive effect of the outstanding nonvested shares of common stock (“nonvested shares”) and RSUs that have not yet been granted but are contingently issuable under the share-based compensation programs is reflected in the weighted average diluted shares calculation by application of the treasury stock method at the beginning of the quarterly period in which all necessary conditions have been satisfied. During the periods exchangeable debt instruments were outstanding prior to their maturity in November 2014, the dilutive effect of the exchangeable debt instruments was reflected in the weighted average diluted outstanding shares calculation when the average quoted trading price of the Company’s common stock on the NYSE for the periods exchangeable was above the exchangeable debt exchange prices.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Basic and Diluted Net Income Available to Common Unitholders per Unit

Basic net income available to common unitholders per unit is computed by dividing net income available to common unitholders, after preferred distributions and the allocation of income to participating securities, by the weighted-average number of vested common units outstanding for the period. Diluted net income available to common unitholders per unit is computed by dividing net income available to common unitholders, after preferred distributions and the allocation of income to participating securities, by the sum of the weighted-average number of common units outstanding for the period plus the assumed exercise of all dilutive securities.

The dilutive effect of stock options, outstanding nonvested shares, RSUs, and awards containing nonforfeitable rights to dividend equivalents are reflected in diluted net income available to common unitholders per unit in the same manner as noted above for net income available to common stockholders per share. During the periods exchangeable debt instruments were outstanding prior to their maturity in November 2014, the dilutive effect of the exchangeable debt instruments was reflected in the same manner as noted above for net income available to common stockholders per share.

Fair Value Measurements

The fair value of our financial assets and liabilities are disclosed in Note 17, “Fair Value Measurements and Disclosures,” to our consolidated financial statements. The only financial assets recorded at fair value on a recurring basis in our consolidated financial statements are our marketable securities. We elected not to apply the fair value option for any of our eligible financial instruments or other items.

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

We determine the fair value for the marketable securities using quoted prices in active markets for identical assets. Our other financial instruments, which are only disclosed at fair value, are comprised of secured debt, unsecured senior notes, unsecured line of credit and unsecured term loan facility.

We generally determine the fair value of our secured debt, unsecured debt, and unsecured line of credit by performing discounted cash flow analyses using an appropriate market discount rate. We calculate the market rate by obtaining period-end treasury rates for maturities that correspond to the maturities of our fixed-rate debt and then adding an appropriate credit spread based on information obtained from third-party financial institutions. These credit spreads take into account factors, including but not limited to, our credit profile, the tenure of the debt, amortization period, whether the debt is secured or unsecured, and the loan-to-value ratio of the debt to the collateral. These calculations are significantly affected by the assumptions used, including the discount rate, credit spreads and estimates of future cash flow. We calculate the market rate of our unsecured line of credit, unsecured term loan facility, and unsecured term loan by obtaining the period-end London Interbank Offered Rate (“LIBOR”) and then adding an appropriate credit spread based on our credit ratings, and the amended terms of our unsecured line of credit, unsecured term loan facility, and unsecured term loan agreement. We determine the fair value of each of our publicly traded unsecured senior notes based on their quoted trading price at the end of the reporting period, if such prices are available.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Carrying amounts of our cash and cash equivalents, restricted cash and accounts payable approximate fair value due to their short-term maturities.

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code. To qualify as a REIT, we must distribute annually at least 90% of our adjusted taxable income, as defined in the Code, to our stockholders and satisfy certain other organizational and operating requirements. For distributions with respect to taxable years ended on or before December 31, 2011, Internal Revenue Service (“IRS”) guidance allows REITs to satisfy up to 90% of this requirement through the distribution of shares of common stock if certain conditions are met. We generally will not be subject to federal income taxes if we distribute 100% of our taxable income for each year to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and we may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and to federal income taxes and excise taxes on our undistributed taxable income. We believe that we have met all of the REIT distribution and technical requirements for the years ended December 31, 2015, 2014 and 2013, and we were not subject to any federal income taxes (see Note 24 “Tax Treatment of Distributions” for additional information). We intend to continue to adhere to these requirements and maintain the Company’s REIT status. Accordingly, no provision for income taxes has been made in the accompanying financial statements.

In addition, any taxable income from our taxable REIT subsidiary, which was formed in 2002, is subject to federal, state, and local income taxes. For the years ended December 31, 2015, 2014 and 2013 the taxable REIT subsidiary had de minimis taxable income.

Uncertain Tax Positions

We include favorable tax positions in the calculation of tax liabilities if it is more likely than not that our adopted tax position will prevail if challenged by tax authorities.

We evaluated the potential impact of identified uncertain tax positions for all tax years still subject to audit under state and federal income tax law and concluded that we did not have any unrecognized tax benefits or any additional tax liabilities as of December 31, 2015 or 2014. As of December 31, 2015, the years still subject to audit are 2011 through 2014 under the California state income tax law and 2012 through 2014 under the federal income tax law.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2015, our 15 largest tenants represented approximately 36.9% of total annualized base rental revenues.

We have deposited cash with financial institutions that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. As of December 31, 2015 and 2014, we had cash accounts in excess of FDIC insured limits.

New Accounting Pronouncements

On January 5, 2016, the FASB issued ASU No. 2016-01 to amend the accounting guidance on the classification and measurement of financial instruments. The standard requires that all investments in equity securities, including other ownership interests, are carried at fair value through net income. This requirement does not apply to investments that qualify for equity method accounting or to those that result in consolidation of the investee or for which the entity has elected the predictability exception to fair value measurement. Entities that elect the predictability exception would address the equity investment for impairment and no longer have to assess whether an impairment of such an investment is other than temporary. Additionally, the standard requires that the portion of the total fair value change caused by a change in instrument-specific credit risk for financial liabilities for which the fair value option has been elected would be recognized in other comprehensive income. Any accumulated amount remaining in other comprehensive income is reclassified to earnings when the liability is extinguished. The Company is currently assessing the impact of the guidance on our consolidated financial statements and notes to our consolidated financial statements.

On August 12, 2015, the FASB issued ASU No. 2015-14 to defer the effective date of ASU No. 2014-09, which outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers and notes that lease contracts with customers are a scope exception. Public business entities may elect to adopt the amendments as of the original effective date; however, adoption is required for annual reporting periods beginning after December 15, 2017. The Company is currently assessing the impact of the guidance on our consolidated financial statements and notes to our consolidated financial statements.

On April 7, 2015, the FASB issued ASU No. 2015-03 (“ASU 2015-03”) to amend the accounting guidance for the presentation of debt issuance costs. The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. On August 18, 2015, the FASB also issued ASU No. 2015-15 (“ASU 2015-15”) to address the presentation of debt issuance costs specifically related to line-of-credit arrangements. The standard clarifies that an entity may defer and present debt issuance costs as an asset and amortize the costs ratably over the term of the line-of-credit arrangement, regardless of whether there are an outstanding borrowings on the line-of credit arrangement. ASU 2015-03 and ASU 2015-15 are effective for public business entities for fiscal years beginning after December 15, 2015 and retrospective application is required. Early adoption of the guidance is permitted. The Company adopted the guidance effective January 1, 2016 and the guidance will not have any impact on our consolidated statements of operations, equity/capital, or cash flows.

In February 2015, the FASB issued ASU No. 2015-02 (“ASU 2015-02”), which affects reporting entities that are required to evaluate whether they should consolidate certain legal entities.  Specifically, the amendments: (i) modify the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidated analysis of reporting entities that are involved with VIEs, and (iv) provide a scope exception for certain entities.  ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015.  The Company adopted the guidance effective January 1, 2016 and the guidance will not have any impact on our consolidated balance sheet, statements of operations, equity/capital, or cash flows.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.	Acquisitions

Development Project Acquisitions

During the years ended December 31, 2015 and 2014, we acquired the following undeveloped land sites listed below from unrelated third parties. The acquisitions were funded with proceeds from the Company’s at-the-market stock offering program (see Note 11 “Stockholders’ Equity of the Company” for additional information), borrowings under the unsecured line of credit (see Note 8 “Secured and Unsecured Debt of the Operating Partnership” for additional information), and disposition proceeds (see Note 4 “Dispositions and Real Estate Assets Held for Sale” for additional information).

Project	Date of Acquisition	City/Submarket	Type	Purchase Price (1) (in millions)
2015 Acquisitions
333 Dexter (2)	February 13, 2015	Seattle, WA	Land	$49.5
100 Hooper (3)	July 7, 2015	San Francisco, CA	Land	78.0
Total				$127.5

2014 Acquisitions
The Exchange on 16th (4)	May 23, 2014	San Francisco, CA	Land	$95.0
Flower Mart (5)	October 23, 2014	San Francisco, CA	Land
	December 19, 2014			71.0
Total				$166.0
_______________

(1)	See Note 16 “Commitments and Contingencies” for additional information on certain accrued liabilities for these acquisitions.

(2)
Acquisition comprised of four adjacent parcels in the South Lake Union submarket of Seattle, Washington located at 330 Dexter Avenue North, 333 Dexter Avenue North, 401 Dexter Avenue North, and 400 Aurora Avenue North. In connection with this acquisition, we also assumed $2.4 million in accrued liabilities and acquisition costs that are not included in the purchase price above.

(3)	In connection with this acquisition, we assumed $4.1 million in accrued liabilities and acquisition costs that are not included in the purchase price above.

(4)	In connection with this acquisition, we assumed $2.3 million in accrued liabilities that are not included in the purchase price above.

(5)
In the fourth quarter of 2014, the Company closed on two adjacent land sites for a total purchase price of $71.0 million and approximately $13.4 million in transaction costs and accrued liabilities, net. The acquisitions, which were completed through the execution of two merger transactions, were partially funded through the issuance of 351,476 shares of the Company’s common stock valued at approximately $21.6 million and the remainder was paid in cash.

Operating Properties

We did not acquire any operating properties during the year ended December 31, 2015. During the year ended December 31, 2014, we acquired the five operating office properties, listed below, from unrelated third parties. Unless otherwise noted, we funded these acquisitions with proceeds from the Company’s public offerings of common stock and the Company's at-the-market stock offering program (see Note 11 “Stockholders’ Equity of the Company”), borrowings under the unsecured line of credit (see Note 8 “Secured and Unsecured Debt of the Operating Partnership”), disposition proceeds (see Note 4 “Dispositions and Real Estate Assets Held for Sale” for additional information”), the assumption of existing debt and/or the issuance of common units of the Operating Partnership.

Property	Date of Acquisition	Number of Buildings	Rentable Square Feet (unaudited)	Occupancy as of December 31, 2015 (unaudited)	Purchase Price (in millions) (1)
2014 Acquisitions
401 Terry Ave. N., Seattle, WA	March 13, 2014	1	140,605	100.0%	$106.1
1310, 1315, 1320-1324, 1325-1327 Chesapeake Terrace, Sunnyvale, CA (2)	November 5, 2014	4	266,982	100.0%	100.5
Total (3)		5	407,587		$206.6
________________________

(1)	Excludes acquisition-related costs and non-lease related accrued liabilities assumed. Includes assumed unpaid leasing commissions and tenant improvements.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(2)
As of December 31, 2014, these properties, together the “Chesapeake Commons” project, were temporarily being held in a separate VIE to facilitate potential Section 1031 Exchanges. During January 2015, the Company closed out the Section 1031 Exchange related to this VIE. (See Note 2 “Basis of Presentation and Significant Accounting Policies”).

(3)
The results of operations for the properties acquired during 2014 contributed $7.7 million and $2.8 million to revenues and net income from continuing operations, respectively, for the year ended December 31, 2014.

The related assets, liabilities and results of operations of the acquired properties are included in the consolidated financial statements as of the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the respective acquisition dates for our 2014 operating property acquisitions:

Acquisitions	Total 2014 Acquisitions (1)

Assets
Land and improvements	$81,430
Buildings and improvements (2)	114,876
Deferred leasing costs and acquisition-related intangible assets (3)	17,259
Total assets acquired	213,565
Liabilities
Deferred revenue and acquisition-related intangible liabilities (4)	6,990
Accounts payable, accrued expenses and other liabilities	2,029
Total liabilities assumed	9,019
Net assets and liabilities acquired (5)	$204,546
_______________

(1)
The purchase price of the two acquisitions completed during the year ended December 31, 2014 were individually less than 5% and in aggregate less than 10% of the Company’s total assets as of December 31, 2014.

(2)	Represents buildings, building improvements and tenant improvements.

(3)
Represents in-place leases (approximately $12.3 million with a weighted average amortization period of 7.0 years) and leasing commissions (approximately $4.9 million with a weighted average amortization period of 7.0 years).

(4)	Represents below-market leases (approximately $7.0 million with a weighted average amortization period of 6.1 years).

(5)	Reflects the purchase price net of assumed secured debt and other lease-related obligations.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.        Dispositions and Real Estate Assets Held for Sale

Operating Property Dispositions

The following table summarizes the properties sold during the years ended December 31, 2015, 2014 and 2013:

Location	Month of Disposition	Number of Buildings	Rentable Square Feet (unaudited)	Sales Price (in millions) (1)
2015 Dispositions
15050 NE 36th Street, Redmond, WA	April	1	122,103	$51.2
San Diego Properties - Tranches 1 and 2 (2)	April/July	9	924,291	258.0
Total 2015 Dispositions		10	1,046,394	$309.2

2014 Dispositions (3)
San Diego Properties, San Diego, CA (4)	January	12	1,049,035	$294.7
9785 & 9791 Towne Centre Drive, San Diego, CA	June	2	126,000	29.5
111 Pacifica, Irvine, CA	September	1	67,496	15.1
4040 Civic Center Drive, San Rafael, CA	October	1	130,237	34.9
999 Town & Country Road, Orange, CA	December	1	98,551	25.3
Total 2014 Dispositions		17	1,471,319	$399.5

2013 Dispositions (3)
26541 Agoura Road, Calabasas, CA	June	1	90,156	$14.7
8101 Kaiser Boulevard, Anaheim, CA	October	1	59,790	9.6
4910 Directors Place, San Diego CA	December	1	50,360	32.6
Total 2013 Dispositions		3	200,306	$56.9
__________________

(1)	Represents gross sales price before the impact of broker commissions and closing costs.

(2)
The San Diego Properties - Tranche 1 includes the following properties: 10770 Wateridge Circle, 6200 Greenwich Drive, and 6220 Greenwich Drive. The San Diego Properties - Tranche 2 includes the following properties: 6260 Sequence Drive, 6290, Sequence Drive, 6310 Sequence Drive, 6340 Sequence Drive, 6350 Sequence Drive and 4921 Directors Place.

(3)
The Company adopted ASU 2014-08 effective January 1, 2015 (see Note 2 “Basis of Presentation and Significant Accounting Policies” for additional information). As a result, results of operations for properties disposed of subsequent of January 1, 2015 are presented in continuing operations because they did not represent strategic shifts. Properties disposed of prior to January 1, 2015 are presented in discontinued operations.

(4)
The San Diego Properties included the following: 10020 Pacific Mesa Boulevard, 6055 Lusk Avenue, 5010 and 5005 Wateridge Vista Drive, 15435 and 15445 Innovation Drive, and 15051, 15073, 15231, 15253, 15333 and 15378 Avenue of Science. These properties were held for sale as of December 31, 2013.

The operations of the ten properties sold during the year ended December 31, 2015 are presented in continuing operations for the year ended December 31, 2015. The total gains on sales of the ten properties sold during the year ended December 31, 2015 was $110.0 million. For the year ended December 31, 2014, discontinued operations includes the income and gains on all of the properties sold in 2014. For the year ended December 31, 2013, discontinued operations includes the income and gains on all of the properties sold in 2014 and 2013 (see Note 2 “Basis of Presentation and Significant Accounting Policies” and Note 19 “Discontinued Operations” for additional information).

Operating Properties Held for Sale

As of December 31, 2015, the properties listed below were classified as held for sale. We did not have any properties classified as held for sale as of December 31, 2014.

Properties	Submarket	Property Type	Number of Buildings	Rentable Square Feet (unaudited)
Torrey Santa Fe Properties (1)(2)	Del Mar	Office	4	465,812
__________________

(1)	The Torrey Santa Fe Properties include the following properties: 7525 Torrey Santa Fe, 7535 Torrey Santa Fe, 7545 Torrey Santa Fe, and 7555 Torrey Santa Fe.

(2)	In January 2016, the Company completed the sale of these properties for a total sales price of $262.3 million.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The major classes of assets and liabilities of the properties held for sale as of December 31, 2015 were as follows:

Real estate assets and other assets held for sale	(in thousands)
Land and improvements	$10,534
Buildings and improvements	144,716
Undeveloped land and construction in progress	4,824
Total real estate held for sale	160,074
Accumulated depreciation and amortization	(46,191)
Total real estate held for sale, net	113,883
Deferred rent receivables, net	2,500
Deferred leasing costs and acquisition-related intangible assets, net	1,115
Prepaid expenses and other assets, net	168
Real estate and other assets held for sale, net	$117,666

Liabilities and deferred revenue of real estate assets held for sale
Secured debt	$561
Accounts payable, accrued expenses and other liabilities	2,497
Deferred revenue and acquisition-related intangible liabilities, net	2,899
Rents received in advance and tenant security deposits	1,586
Liabilities and deferred revenue of real estate assets held for sale	$7,543

Land Dispositions

The following table summarizes the land dispositions completed during the years ended December 31, 2015 and 2014:

Properties	Submarket	Month of Disposition	Gross Site Acreage (unaudited)	Sales Price(1) (in millions)
2015 Land Disposition
17150 Von Karman (2)	Irvine	January	8.5	$26.0

2014 Land Disposition
10850 Via Frontera (3)	Rancho Bernardo	April	21.0	$33.1

__________________

(1)	Represents gross sales price before the impact of commissions and closing costs.

(2)	This transaction resulted in a gain on sale of $17.3 million.

(3)	This transaction resulted in a gain on sale of $3.5 million.

Land Held for Sale

As of December 31, 2015 and 2014, the following land parcels were classified as held for sale:

Properties	Submarket	Gross Site Acreage (unaudited)	Sales Price (in millions)
2015 Held for Sale
Carlsbad Oaks - Lot 7 (1)(2)	Carlsbad	7.6	$4.5

2014 Held for Sale
17150 Von Karman	Irvine	8.5	$26.0
__________________

(1)	During the year ended December 31, 2015, the Company recognized a loss relating to selling costs of approximately $0.2 million.

(2)	In January 2016, the Company completed the sale of the Carlsbad Oaks - Lot 7 land parcel.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Cash Related to Dispositions

As of December 31, 2014, approximately $59.2 million of net proceeds related to the land and office property dispositions during the year ended December 31, 2014 were temporarily being held at a qualified intermediary, at our direction, for the purpose of facilitating Section 1031 Exchanges. The cash proceeds were included in restricted cash on the consolidated balance sheet at December 31, 2014. In January 2015, we successfully completed Section 1031 Exchanges and the $59.2 million of cash proceeds comprising the balances as of December 31, 2014 were released from the qualified intermediary. We did not have any restricted cash related to dispositions or Section 1031 Exchanges as of December 31, 2015.

5.	Deferred Leasing Costs and Acquisition-related Intangible Assets and Liabilities, net

The following table summarizes our deferred leasing costs and acquisition-related intangible assets (acquired value of leasing costs, above-market operating leases, in-place leases and below-market ground lease obligation) and intangible liabilities (acquired value of below-market operating leases and above-market ground lease obligation) as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
	(in thousands)
Deferred Leasing Costs and Acquisition-related Intangible Assets, net:(1)
Deferred leasing costs	$205,888	$216,102
Accumulated amortization	(72,745)	(74,904)
Deferred leasing costs, net	133,143	141,198
Above-market operating leases	10,989	20,734
Accumulated amortization	(6,739)	(13,952)
Above-market operating leases, net	4,250	6,782
In-place leases	72,639	97,250
Accumulated amortization	(33,810)	(43,773)
In-place leases, net	38,829	53,477
Below-market ground lease obligation	490	490
Accumulated amortization	(29)	(21)
Below-market ground lease obligation, net	461	469
Total deferred leasing costs and acquisition-related intangible assets, net	$176,683	$201,926
Acquisition-related Intangible Liabilities, net: (2)
Below-market operating leases	$53,502	$68,051
Accumulated amortization	(27,074)	(30,620)
Below-market operating leases, net	26,428	37,431
Above-market ground lease obligation	6,320	6,320
Accumulated amortization	(424)	(324)
Above-market ground lease obligation, net	5,896	5,996
Total acquisition-related intangible liabilities, net	$32,324	$43,427
_______________

(1)	Excludes deferred leasing costs and acquisition-related intangible assets, net related to properties held for sale as of December 31, 2015.

(2)	Included in deferred revenue and acquisition-related intangible liabilities, net in the consolidated balance sheets.

The following table sets forth amortization related to deferred leasing costs and acquisition-related intangibles for the years ended December 31, 2015, 2014 and 2013, including amounts attributable to discontinued operations for the years ended December 31, 2014 and 2013.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Deferred leasing costs (1)	$27,866	$27,555	$25,902
Above-market operating leases (2)	2,532	5,303	5,664
In-place leases (1)	14,622	21,628	29,363
Below-market ground lease obligation (3)	8	8	8
Below-market operating leases (4)	(10,980)	(13,238)	(13,441)
Above-market ground lease obligation (5)	(101)	(101)	(101)
Total	$33,947	$41,155	$47,395
_______________

(1)
The amortization of deferred leasing costs and in-place leases is recorded to depreciation and amortization expense and the amortization of lease incentives is recorded as a reduction to rental income in the consolidated statements of operations for the periods presented.

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

The following table sets forth the estimated annual amortization expense related to deferred leasing costs and acquisition-related intangible assets as of December 31, 2015 for future periods:

Year	Deferred Leasing Costs	Above-Market Operating Leases (1)	In-Place Leases	Below-Market Ground Lease Obligation (2)	Below-Market Operating Leases (3)	Above-Market Ground Lease Obligation (4)
	(in thousands)
2016	$25,637	$1,501	$10,542	$8	$(7,664)	$(101)
2017	22,790	1,241	9,108	8	(7,017)	(101)
2018	19,580	831	6,296	8	(5,713)	(101)
2019	15,649	643	4,637	8	(3,574)	(101)
2020	11,720	16	2,789	8	(2,035)	(101)
Thereafter	37,767	18	5,457	421	(425)	(5,391)
Total	$133,143	$4,250	$38,829	$461	$(26,428)	$(5,896)
_______________

(1)	Represents estimated annual amortization related to above-market operating leases. Amounts will be recorded as a decrease to rental income in the consolidated statements of operations.

(2)	Represents estimated annual amortization related to below-market ground lease obligations. Amounts will be recorded as an increase to ground lease expense in the consolidated statements of operations.

(3)	Represents estimated annual amortization related to below-market operating leases. Amounts will be recorded as an increase to rental income in the consolidated statements of operations.

(4)	Represents estimated annual amortization related to above-market ground lease obligations. Amounts will be recorded as a decrease to ground lease expense in the consolidated statements of operations.

6.	Receivables

Current Receivables, net

Current receivables, net is primarily comprised of contractual rents and other lease-related obligations due from tenants. The balance consisted of the following as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
	(in thousands)
Current receivables (1)	$13,233	$9,228
Allowance for uncollectible tenant receivables (1)	(2,080)	(1,999)
Current receivables, net (1)	$11,153	$7,229
______________

(1)	Excludes current receivables, net related to real estate held for sale.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred Rent Receivables, net

Deferred rent receivables, net consisted of the following as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
	(in thousands)
Deferred rent receivables (1)	$191,586	$158,405
Allowance for deferred rent receivables	(1,882)	(1,989)
Deferred rent receivables, net (1)	$189,704	$156,416
__________________

(1)	Excludes deferred rent receivables, net related to real estate held for sale.

7.    Secured and Unsecured Debt of the Company

In this Note 7, the “Company” refers solely to Kilroy Realty Corporation and not to any of our subsidiaries. The Company itself does not hold any indebtedness. All of our secured and unsecured debt is held directly by the Operating Partnership.

The Company generally guarantees all the Operating Partnership’s unsecured debt obligations including the unsecured revolving credit facility, the $150.0 million unsecured term loan facility, the $39.0 million unsecured term loan, the 4.800% unsecured senior notes due in 2018, the 6.625% unsecured senior notes due in 2020, the 3.80% unsecured senior notes due in 2023, the 4.375% unsecured senior notes due in 2025, and the 4.250% unsecured senior notes due in 2029. At December 31, 2015 and 2014, the Operating Partnership had $1.9 billion outstanding in total under these unsecured debt obligations.

In addition, although the remaining $0.4 billion of the Operating Partnership’s debt as of December 31, 2015, and $0.5 billion as of December 31, 2014 is secured and non-recourse to the Company, the Company provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments and environmental liabilities.

Debt Covenants and Restrictions

One of the covenants contained within the unsecured revolving credit facility, the unsecured term loan facility, and the unsecured term loan as discussed further below in Note 8 prohibits the Company from paying dividends in excess of 95% of funds from operations (“FFO”).

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.    Secured and Unsecured Debt of the Operating Partnership

Secured Debt

The following table sets forth the composition of our secured debt as of December 31, 2015 and 2014:

	Annual Stated Interest Rate (1)	GAAP Effective Rate (1)(2)	Maturity Date	December 31,
Type of Debt				2015 (3)	2014 (3)
				(in thousands)
Mortgage note payable (5)	4.27%	4.27%	February 2018	$128,315	$130,767
Mortgage note payable (5)	4.48%	4.48%	July 2027	96,354	97,000
Mortgage note payable (4)(5)	6.05%	3.50%	June 2019	85,890	89,242
Mortgage note payable	6.51%	6.51%	February 2017	65,563	66,647
Mortgage note payable	7.15%	7.15%	May 2017	3,987	6,568
Mortgage note payable (5)(6)	5.23%	3.50%	January 2016	—	52,793
Mortgage note payable (5)(6)	5.57%	3.25%	February 2016	—	40,258
Mortgage note payable (5)	5.09%	3.50%	August 2015	—	34,311
Mortgage note payable	4.94%	4.00%	April 2015	—	26,285
Other (7)	Various	Various	Various	1,809	2,421
Total				$381,918	$546,292
______________

(1)	All interest rates presented are fixed-rate interest rates.

(2)	This represents the rate at which interest expense is recorded for financial reporting purposes, which reflects the amortization of discounts/premiums, excluding debt issuance costs.

(3)	Amounts reported include the amounts of unamortized debt premiums of $6.2 million and $10.3 million as of December 31, 2015 and 2014, respectively.

(4)
In January 2013, in connection with the acquisition of two office buildings in Seattle, Washington, we assumed a mortgage loan that is secured by the project. The loan requires monthly principal and interest payments based on a 6.4 year amortization period. As of December 31, 2015 and 2014, the mortgage loan had unamortized debt premiums of $6.2 million and $8.0 million, respectively.

(5)
The secured debt and the related properties that secure the debt are held in a special purpose entity and the properties are not available to satisfy the debts and other obligations of the Company or the Operating Partnership.

(6)	These mortgage notes payable were repaid during the year ended December 31, 2015 at par.

(7)	Excludes $0.6 million of secured debt related to real estate assets held for sale as of December 31, 2015.

The Operating Partnership’s secured debt was collateralized by operating properties with a combined net book value of approximately $614.4 million as of December 31, 2015.

Although our mortgage loans are secured and non-recourse to the Company and the Operating Partnership, the Company provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments and environmental liabilities.

As of December 31, 2015, five of the Operating Partnership’s six secured loans contained restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt. The mortgage notes payable are secured by deeds of trust on certain of our properties and the assignment of certain rents and leases associated with those properties.

Unsecured Senior Notes

In September 2015, the Operating Partnership issued $400.0 million of aggregate principal amount of unsecured senior notes in a registered public offering. The outstanding balance of the unsecured senior notes is included in unsecured debt, net of initial issuance discount of $2.2 million, on our consolidated balance sheets. The unsecured senior notes, which are scheduled to mature on October 1, 2025, require semi-annual interest payments each April and October based on a stated annual interest rate of 4.375%. The Company used the net proceeds to repay the $325.0 million 5.000% Unsecured Senior Notes upon maturity in November 2015 and for other general corporate purposes, including the repayment of debt and funding development expenditures.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In July 2014, the Operating Partnership issued $400.0 million aggregate principal amount of unsecured senior notes in a registered public offering. The outstanding balance of the unsecured senior notes is included in unsecured debt, net of initial issuance discount of $4.5 million, on our consolidated balance sheets. The unsecured senior notes, which are scheduled to mature on August 15, 2029, require semi-annual interest payments each February and August based on a stated annual interest rate of 4.250%. The Company used a portion of the net proceeds for general corporate purposes, including the repayment of borrowings under the Operating Partnership’s unsecured revolving credit facility.

The following table summarizes the balance and significant terms of the registered unsecured senior notes issued by the Operating Partnership as of December 31, 2015 and 2014:

					Principal Amount as of December 31,
	Issuance date	Maturity date	Stated coupon rate	Effective interest rate (1)	2015	2014
					(in thousands)
4.375% Unsecured Senior Notes (2)	September 2015	October 2025	4.375%	4.440%	$400,000	$—
Unamortized discount					(2,159)	$—
Net carrying amount					$397,841	$—

4.250% Unsecured Senior Notes (3)	July 2014	August 2029	4.250%	4.350%	$400,000	$400,000
Unamortized discount					(4,050)	(4,348)
Net carrying amount					$395,950	$395,652

3.800% Unsecured Senior Notes (4)	January 2013	January 2023	3.800%	3.804%	$300,000	$300,000
Unamortized discount					(70)	(79)
Net carrying amount					$299,930	$299,921

4.800% Unsecured Senior Notes (4)(5)	July 2011	July 2018	4.800%	4.827%	$325,000	$325,000
Unamortized discount					(191)	(265)
Net carrying amount					$324,809	$324,735

6.625% Unsecured Senior Notes (6)	May 2010	June 2020	6.625%	6.743%	$250,000	$250,000
Unamortized discount					(940)	(1,154)
Net carrying amount					$249,060	$248,846

5.000% Unsecured Senior Notes (7)	November 2010	November 2015	5.000%	5.014%	$—	$325,000
Unamortized discount					—	(33)
Net carrying amount					$—	$324,967

Total Unsecured Senior Notes, Net					$1,667,590	$1,594,121

________________________

(1)	This represents the rate at which interest expense is recorded for financial reporting purposes, which reflects the amortization of initial issuance discounts, excluding debt issuance costs.

(2)	Interest on these notes is payable semi-annually in arrears on April 1st and October 1st of each year.

(3)	Interest on these notes is payable semi-annually in arrears on February 15th and August 15th of each year.

(4)	Interest on these notes is payable semi-annually in arrears on January 15th and July 15th of each year.

(5)
In October 2015, certain common limited partners in the Operating Partnership that previously contributed their interests in the property at 6255 W. Sunset Blvd., Los Angeles, California to the Operating Partnership entered into an agreement with the Company. Pursuant to this agreement, such common limited partners will reimburse the Company for a portion of any amounts the Company may be required to pay pursuant to its guarantee of the Operating Partnership's 4.800% Senior Notes due 2018 or that the Company may otherwise become required to pay under applicable law with respect to such notes.

(6)	Interest on these notes is payable semi-annually in arrears on June 1st and December 1st of each year.

(7)	Interest of these notes is payable semi-annually in arrears on May 3rd and November 3rd of each year.

In August 2014, upon maturity, we repaid our outstanding Series B unsecured senior notes which had an aggregate principal balance of $83.0 million and effective interest rate of 6.450% as of December 31, 2013.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Unsecured Revolving Credit Facility and Unsecured Term Loan Facility

The following table summarizes the balance and terms of our unsecured revolving credit facility as of December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
	(in thousands)
Outstanding borrowings	$—	$140,000
Remaining borrowing capacity	600,000	460,000
Total borrowing capacity (1)	$600,000	$600,000
Interest rate (2)	—%	1.41%
Facility fee-annual rate (3)	0.200%	0.250%
Maturity date	July 2019
_______________

(1)
We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $311.0 million under an accordion feature under the terms of the unsecured revolving credit facility and unsecured term loan facility.

(2)	Our unsecured revolving credit facility interest rate was calculated based on an annual rate of LIBOR plus1.050% and LIBOR plus 1.250% as of December 31, 2015 and December 31, 2014, respectively.

(3)
Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of December 31, 2015, $4.6 million of deferred financing costs remains to be amortized through the amended maturity date of our unsecured revolving credit facility.

The Company intends to borrow amounts under the unsecured revolving credit facility from time to time for general corporate purposes, to fund potential acquisitions, to finance development and redevelopment expenditures and to potentially repay long-term debt.

The following table summarizes the balance and terms of our term loan facility, which is included in our unsecured debt, as of December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
	(in thousands)
Outstanding borrowings	$150,000	$150,000
Interest rate (1)	1.40%	1.56%
Maturity date	July 2019	July 2019
_______________

(1)	Our unsecured term loan facility interest rate was calculated based on an annual rate of LIBOR plus 1.150% and LIBOR plus 1.400% as of December 31, 2015 and December 31, 2014, respectively.

Additionally, the Company has a $39.0 million unsecured term loan outstanding with an annual interest rate of LIBOR plus 1.150% and LIBOR plus 1.400% as of December 31, 2015 and December 31, 2014, respectively, that matures in July 2019.

Debt Covenants and Restrictions

The unsecured revolving credit facility, the unsecured term loan facility, the unsecured term loan, the unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a minimum fixed-charge coverage ratio, a minimum unsecured debt ratio and a minimum unencumbered asset pool debt service coverage ratio. Noncompliance with one or more of the covenants and restrictions could result in the full principal balance of the associated debt becoming immediately due and payable. We believe we were in compliance with all of our debt covenants as of December 31, 2015 and 2014.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Debt Maturities

The following table summarizes the stated debt maturities and scheduled amortization payments as of December 31, 2015:

Year	(in thousands)
2016	$9,734
2017	71,734
2018	451,713
2019	265,355
2020	251,962
Thereafter	1,189,198
Total aggregate principal value	$2,239,696
Less net unamortized discounts	(1,188)
Total debt, net of unamortized discounts	$2,238,508

4.25% Exchangeable Senior Notes due 2014

The table below summarizes the significant terms of the Company’s $172.5 million 4.25% Exchangeable Notes due November 2014 (the “4.25% Exchangeable Notes”) prior to their repayment upon maturity in November 2014.

4.25% Exchangeable Notes	December 31, 2014
Issuance date	November 2009
Maturity date	November 2014
Stated coupon rate (1)	4.25%
Effective interest rate (2)	7.13%
Exchange rate per $1,000 principal value of the 4.25% Exchangeable Notes, as adjusted (3)	27.8307
Exchange price as adjusted (3)	$35.93
Number of shares on which the aggregate consideration to be delivered on conversion (3)	4,800,796
_______________

(1)	Interest on the 4.25% Exchangeable Notes was payable semi-annually in arrears on May 15th and November 15th of each year.

(2)
Represents the rate at which we record interest expense for financial reporting purposes, which reflects the amortization of the discounts on the 4.25% Exchangeable Notes. This rate represents our conventional debt borrowing rate at the date of issuance.

(3)
The exchange rate, exchange price, and the number of shares to be delivered upon conversation were subject to adjustment under certain circumstances, including increases in our common dividends as of December 31, 2014.

Prior to their maturity on November 15, 2014, the 4.25% Exchangeable Notes were exchangeable for shares of the Company's common stock only upon the occurrence of certain events. Upon exchange of the 4.25% Exchangeable Notes in November 2014, the holders received (i) cash up to the principal amount of the 4.25% Exchangeable Notes and (ii) to the extent the exchange value exceeded the principal amount of the 4.25% Exchangeable Notes, shares of the Company’s common stock. Shares of common stock delivered for settlement were based on a daily exchange value calculated on a proportionate basis for each day of a 30 day trading-day observation period.

In connection with the 4.25% Exchangeable Notes, the Company entered into capped call option transactions (“capped calls”) that mitigated the dilutive impact of the potential conversion of the 4.25% Exchangeable Notes. The capped calls for the 4.25% Exchangeable Notes were terminated when the 4.25% Exchangeable Notes were repaid upon maturity in November 2014. The capped calls, as amended, were separate transactions entered into by us with the relevant financial institutions and were not part of the terms of the 4.25% Exchangeable Notes. The $42.81 strike prices of the capped calls, which were subject to customary anti-dilution adjustments, corresponded to the exchange prices of the applicable 4.25% Exchangeable Notes.

In the third quarter of 2014, we settled early exchanges of the 4.25% Exchangeable Notes with an aggregate principal amount of $37.0 million. For the exchange settlements, the Company paid the noteholders a total of $37.0 million in cash for the principal amount and issued to the noteholders a total of 431,270 shares of our common stock for the excess exchange value. As a result of the exchange settlements, the Company exercised the equivalent

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

proportionate amount of its capped call options and, as a result, received 111,206 shares of our common stock from the counterparties. This reduced the shares of common stock issued in connection with the exchanges to 320,064 shares.

Upon maturity in November 2014, we repaid the remaining balance of the outstanding 4.25% Exchangeable Notes with an aggregate principal balance of $135.5 million. For the repayment settlement, the Company paid the noteholders a total of $135.5 million in cash for the principal amount and issued to the noteholders a total of 1,660,053 shares of our common stock for the excess exchange value. As a result of the repayment settlement, the Company exercised the equivalent proportionate amount of its capped call options and, as a result, received 404,136 shares of our common stock from the counterparties, thereby reducing the shares of common stock issued upon maturity of the 4.25% Exchangeable Notes to 1,255,917 shares. This reduced the total shares of common stock issued in connection with the exchanges and repayment settlements to 1,575,981 shares.

For the respective reporting periods noted below, which preceding maturity of the 4.25% Exchangeable Notes on November 15, 2014, the per share average trading price of the Company's common stock on the NYSE was higher than the $35.93 exchange price for the 4.25% Exchangeable Notes, as presented in the table below. See Note 20 “Net Income Available to Common Stockholders Per Share of the Company” and Note 21 “Net Income Available to Common Unitholders Per Unit of the Operating Partnership” for a discussion of the impact of the 4.25% Exchangeable Notes on our diluted earnings per share and unit calculations for the years ended December 31, 2014 and 2013.

	Period Ended November 15, 2014(1)	Year Ended December 31, 2013
Per share average trading price of the Company's common stock	$60.04	$52.12
_______________
(1) Represents the maturity date of the 4.25% Exchangeable Notes.

Interest Expense for the 4.25% Exchangeable Notes due 2014

The unamortized discount on the 4.25% Exchangeable Notes was accreted as additional interest expense from the date of issuance through the maturity date. The following table summarizes the total interest expense attributable to the 4.25% Exchangeable Notes prior to maturity in November 2014, based on the effective interest rates, before the effect of capitalized interest, for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013

Contractual interest payments	$5,608	$7,331
Amortization of discount	3,769	4,427
Interest expense attributable to the 4.25% Exchangeable Notes	$9,377	$11,758

Capitalized Interest and Loan Fees

The following table sets forth gross interest expense reported in continuing operations, including debt discount/premium and loan cost amortization, net of capitalized interest, for the years ended December 31, 2015, 2014 and 2013. The interest expense capitalized was recorded as a cost of development and redevelopment, and increased the carrying value of undeveloped land and construction in progress.

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Gross interest expense	$109,647	$114,661	$111,238
Capitalized interest	(51,965)	(47,090)	(35,368)
Interest expense	$57,682	$67,571	$75,870

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.	Deferred Revenue and Acquisition Related Liabilities, net

Deferred revenue and acquisition-related liabilities, net consists of the following at December 31, 2015 and 2014:

	December 31,
	2015	2014
	(in thousands)
Deferred revenue related to tenant-funded tenant improvements (1)	$90,825	$85,757
Other deferred revenue	5,007	3,055
Acquisition-related intangible liabilities, net (2)	32,324	43,427
Total	$128,156	$132,239
________________________

(1)	Excludes deferred revenue related to tenant-funded tenant improvements related to properties held for sale at December 31, 2015.

(2)	See Note 2 “Basis of Presentation and Significant Accounting Policies” and Note 5 “Deferred Leasing Costs and Acquisition-related Intangible Assets and Liabilities, net” for additional information.

Deferred Revenue Related to Tenant-funded Tenant Improvements

During the years ended December 31, 2015, 2014, and 2013, $13.3 million, $11.0 million and $10.7 million, respectively, of deferred revenue related to tenant-funded tenant improvements (including discontinued operations for the years ended December 31, 2014 and 2013) was amortized and recognized as rental income. The following is the estimated amortization of deferred revenue related to tenant-funded tenant improvements as of December 31, 2015 for the next five years and thereafter:

Year Ending	(in thousands)
2016	$12,536
2017	11,924
2018	11,285
2019	9,761
2020	9,230
Thereafter	36,089
Total	$90,825

10.    Noncontrolling Interests on the Company’s Consolidated Financial Statements

Common Units of the Operating Partnership

The Company owned a 98.1% and 98.0% common general partnership interest in the Operating Partnership as of December 31, 2015 and 2014, respectively. The remaining 1.9% and 2.0% common limited partnership interest as of December 31, 2015 and 2014, respectively, was owned by non-affiliated investors and certain of our executive officers and directors in the form of noncontrolling common units. There were 1,764,775 and 1,804,200 common units outstanding held by these investors, executive officers and directors as of December 31, 2015 and 2014, respectively.

The noncontrolling common units may be redeemed by unitholders for cash. Except under certain circumstances, we, at our option, may satisfy the cash redemption obligation with shares of the Company’s common stock on a one-for-one basis. If satisfied in cash, the value for each noncontrolling common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $0.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable redemption date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $112.0 million and $126.8 million as of December 31, 2015 and 2014, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each noncontrolling common unit in the event of our termination or liquidation. In the event of our termination or liquidation, it is expected in most cases that each common unit would be entitled to a liquidating distribution equal to the liquidating distribution payable in respect of each share of the Company’s common stock.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Noncontrolling Interest in Consolidated Subsidiary

The noncontrolling interest in consolidated subsidiary represents the third party equity interest in Redwood City Partners, LLC. This noncontrolling interest was $6.5 million and $5.9 million at December 31, 2015 and 2014, respectively.

11.	Stockholders’ Equity of the Company

Common Stock

Common Stock Issuance

In July 2015, the Company completed the sale and issuance of 3,773,766 shares of its common stock at a price of $66.19 per share for aggregate gross proceeds of $249.8 million and aggregate net proceeds after offering costs of $249.6 million through a registered direct placement with an institutional investor.

In October 2014, the Company issued 351,476 shares of its common stock valued at approximately $21.6 million to partially fund a development acquisition (see Note 3 “Acquisitions” for additional information).

In September 2013, the Company completed an underwritten public offering of 6,175,000 shares of its common stock. The net offering proceeds, after deducting underwriting discounts and offering expenses, were approximately $295.9 million. We used a portion of the net proceeds from the offering to fund acquisitions, repay borrowings under the unsecured revolving credit facility, and for general corporate purposes.

At-The-Market Stock Offering Programs

Under our at-the-market stock offering programs, which commenced in July 2011 and December 2014, we may offer and sell shares of our common stock from time to time in “at-the-market” offerings. During the year ended December 31, 2014, the Company completed its existing at-the-market offering program (the “July 2011 At-The-Market Program”) under which we sold an aggregate of $200.0 million in gross sales price of shares, and in December 2014, we commenced a new at-the-market stock offering program (the “December 2014 At-The-Market Program”) under which we may offer to sell shares of our common stock with an aggregate gross sales price of up to $300.0 million. Since commencement of the December 2014 At-The-Market Program through December 31, 2015, we have sold 2,007,767 shares of common stock having an aggregate gross sales price of $150.1 million. As of December 31, 2015, shares of common stock having an aggregate gross sales price of up to $149.9 million remain available to be sold under this program. Actual future sales will depend upon a variety of factors, including but not limited to market conditions, the trading price of the Company’s common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

The following table sets forth information regarding sales of our common stock under our at-the-market offering programs for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(in millions, except share data)
Shares of common stock sold during the period	1,866,267	1,599,123	1,040,838
Aggregate gross proceeds	$140.1	$104.7	$55.3
Aggregate net proceeds after underwriting discounts	$138.2	$103.1	$54.4

The proceeds from sales were used to fund acquisitions, development expenditures and general corporate purposes including repayment of borrowings under the unsecured revolving credit facility.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Share Repurchases

An aggregate of 988,025 shares currently remain eligible for repurchase under a share-repurchase program approved by the Company’s board of directors in prior periods. The Company did not repurchase shares of common stock under this program during the years ended December 31, 2015, 2014 or 2013.

Accrued Dividends and Distributions

The following tables summarize accrued dividends and distributions for the noted outstanding shares of common stock, preferred stock, and noncontrolling units as of December 31, 2015 and 2014:

	December 31,
	2015	2014
	(in thousands)
Dividends and Distributions payable to:
Common stockholders	$32,291	$30,191
Noncontrolling common unitholders of the Operating Partnership	618	631
RSU holders (1)	427	421
Total accrued dividends and distribution to common stockholders and noncontrolling unitholders	33,336	31,243
Preferred stockholders	1,656	1,656
Total accrued dividends and distributions	$34,992	$32,899
______________________

(1)	The amount includes the value of the dividend equivalents that will be paid with additional RSUs (see Note 13 “Share-Based Compensation” for additional information).

	December 31,
	2015	2014
Outstanding Shares and Units:
Common stock (1)	92,258,690	86,259,684
Noncontrolling common units	1,764,775	1,804,200
RSUs (2)	1,269,809	1,248,352
Series G Preferred stock	4,000,000	4,000,000
Series H Preferred stock	4,000,000	4,000,000
______________________

(1)	The amount includes nonvested shares.

(2)
The amount includes nonvested RSUs. Does not include the 425,452 and 247,089 market measure-based RSUs because not all the necessary performance conditions have been met as of December 31, 2015 and 2014, respectively.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.	Preferred and Common Units of the Operating Partnership

Common Units

Issuance of Common Units

In July 2015, the Company completed the sale and issuance of 3,773,766 shares of its common stock at a price of $66.19 per share for aggregate gross proceeds of $249.8 million and aggregate net proceeds after offering costs of $249.6 million through a registered direct placement with an institutional investor (see Note 11 “Stockholders’ Equity of the Company” for additional information). The net offering proceeds were contributed by the Company to the Operating Partnership in exchange for 3,773,766 common units.

In October 2014, the Company issued 351,476 shares of its common stock to partially fund $21.6 million of a development acquisition (see Note 11 “Stockholders’ Equity of the Company” for additional information). The development acquisition property was contributed by the Company to the Operation Partnership in exchange for 351,476 common units.

In September 2013, the Company completed an underwritten public offering of 6,175,000 shares of its common stock (see Note 11 “Stockholders’ Equity of the Company” for additional information). The net offering proceeds of approximately $295.9 million were contributed by the Company to the Operating Partnership in exchange for 6,175,000 common units.

At-The-Market Stock Offering Program

During the years ended December 31, 2015, 2014 and 2013, the Company utilized its at-the-market stock offering programs to issue shares of common stock (see Note 11 “Stockholders’ Equity of the Company” for additional information). The net offering proceeds and property acquired using net offering proceeds were contributed by the Company to the Operating Partnership in exchange for common units for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Year Ended December 31,
	2015	2014	2013
	(in millions, except share and per share data)
Shares of common stock contributed by the Company	1,866,267	1,599,123	1,040,838
Common units exchanged for share of common stock by the Company	1,866,267	1,599,123	1,040,838
Aggregate gross proceeds	$140.1	$104.7	$55.3
Aggregate net proceeds after underwriting discounts	$138.2	$103.1	$54.4

Common Units Outstanding

The following table sets forth the number of common units held by the Company and the number of common units held by non-affiliated investors and certain of our executive officers and directors in the form of noncontrolling common units as well as the ownership interest held on each respective date:

	December 31, 2015	December 31, 2014
Company owned common units in the Operating Partnership	92,258,690	86,259,684
Company owned general partnership interest	98.1%	98.0%
Noncontrolling common units of the Operating Partnership	1,764,775	1,804,200
Ownership interest of noncontrolling interest	1.9%	2.0%

For a further discussion of the noncontrolling common units during the years ended December 31, 2015 and 2014, refer to Note 10 “Noncontrolling Interests on the Company’s Consolidated Financial Statements”.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accrued Distributions

The following tables summarize accrued distributions for the noted common and preferred units as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
	(in thousands)
Distributions payable to:
General partner	$32,291	$30,191
Common limited partners	618	631
RSU holders (1)	427	421
Total accrued distributions to common unitholders	33,336	31,243
Preferred unitholders	1,656	1,656
Total accrued distributions	$34,992	$32,899
______________________

(1)	The amount includes the value of the dividend equivalents that will be paid with additional RSUs (see Note 13 “Share-Based Compensation” for additional information).

	December 31, 2015	December 31, 2014
Outstanding Units:
Common units held by the general partner	92,258,690	86,259,684
Common units held by the limited partners	1,764,775	1,804,200
RSUs (1)	1,269,809	1,248,352
Series G Preferred units	4,000,000	4,000,000
Series H Preferred units	4,000,000	4,000,000
______________________

(1)	Does not include the 425,452 and 247,089 market measure-based RSUs because not all the necessary performance conditions have been met as of December 31, 2015 and 2014, respectively.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.    Share-Based Compensation

Stockholder Approved Share-Based Incentive Compensation Plan

As of December 31, 2015, we maintained one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan, as amended (the “2006 Plan”). At our annual meeting of stockholders on May 21, 2015, stockholders approved an amendment and restatement of the 2006 Plan, which included an increase in the maximum number of shares that may be issued or awarded under the 2006 Plan to 8,320,000 shares. As of December 31, 2015, 1,686,608 shares were available for grant under the 2006 Plan. The calculation of shares available for grant is presented after taking into account a reserve for a sufficient number of shares to cover the vesting and payment of 2006 Plan awards that were outstanding on that date, including performance-based vesting awards at (i) levels actually achieved for the performance conditions (as defined below) and (ii) at target levels for the market conditions (as defined below) applicable to these awards.

The Executive Compensation Committee ( the “Compensation Committee”) of the Company's Board of Directors may grant the following share-based awards to eligible individuals, as provided under the 2006 Plan: incentive stock options, nonqualified stock options, restricted stock (nonvested shares), stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units (“RSUs”), profit interest units, performance bonus awards, performance-based awards and other incentive awards. For each award granted under our share-based incentive compensation programs, the Operating Partnership simultaneously issues to the Company a number of common units equal to the number of shares of common stock ultimately paid by the Company in respect of such awards.

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

Stock Award Deferral Program

We have a Stock Award Deferral Program (the “RSU Program”) under the 2006 Plan. Under the RSU Program, participants may defer receipt of awards of nonvested shares that may be granted by electing to receive an equivalent number of RSUs in lieu of such nonvested shares, or defer payment of RSU awards. Each RSU represents the right to receive one share of our common stock in the future and is subject to the same vesting conditions that would have applied if the award had been issued in nonvested shares. RSUs carry with them the right to receive dividend equivalents such that participants receive additional RSUs at the time dividends are paid equal to the value of the dividend earned on the shares underlying the participant’s RSUs. The dividend equivalents earned vest based on terms specified under the related RSU award agreement. Shares issued upon settlement of vested RSUs, including RSUs paid on dividend equivalents, are distributed in a single lump sum distribution upon the earlier of (1) the date specified by the participant when the election is made or (2) occurrence of certain other events specified under the RSU program.

Share-Based Compensation Programs

The Compensation Committee has historically awarded nonvested shares and RSUs under the share-based compensation programs described below. These share-based awards were valued based on the quoted closing share price of the Company’s common stock on the NYSE on the applicable grant date. Prior to 2014, the Compensation Committee awarded annual long-term equity awards based primarily on the prior year’s performance, however, starting in January 2014, such annual awards have been granted as an incentive for the year in which the awards were granted and subsequent years.

Executive Officer and Key Employee Share-Based Compensation Programs

The Compensation Committee has annually approved compensation programs that include the potential issuance of share-based awards to our executive officers and other key employees as part of their annual and long-term incentive compensation. The share-based awards are generally issued in the first quarter after the end of our prior fiscal year.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The share-based awards generally have a service vesting period, which has historically ranged from one to five years, depending on the type of award.

Non-Employee Board Member Share-Based Compensation Program

The Board of Directors awards nonvested shares or nonvested RSUs to non-employee board members on an annual basis as part of such board members’ annual compensation and to newly elected non-employee board members in accordance with our Board of Directors compensation program. The share-based awards are generally issued in the second quarter, and the individual share awards vest in equal annual installments over the applicable service vesting period, which will be one year for the annual non-employee board awards and four years for the awards relating to newly elected non-employee board members.

2015 and 2014 Share-Based Compensation Grants

On January 27, 2015 (the “2015 RSU Grant Date”), the Compensation Committee of the Company’s Board of Directors awarded 212,468 RSUs to certain officers of the Company under the 2006 Plan, which included 127,657 RSUs (at the target level of performance), or 60%, that are subject to time-based, market and performance-based vesting requirements (each a “2015 Performance-Based RSU” and collectively, the “2015 Performance-Based RSU Grant”) and 84,811 RSUs, or 40%, that are subject to time-based vesting requirements (each a “2015 Time-Based RSU” and collectively, the “2015 Time-Based RSU Grant”).

On January 29, 2014 (the “2014 RSU Grant Date”), the Compensation Committee of the Company’s Board of Directors awarded 236,604 RSUs to certain officers of the Company under the 2006 Plan, which included 119,098 RSUs that are subject to time-based, market and performance-based vesting requirements (each a “2014 Performance-Based RSU” and collectively, the “2014 Performance-Based RSU Grant”) and 117,506 RSUs that are subject to time-based vesting requirements (each a “2014 Time-Based RSU” and collectively, the “2014 Time-Based RSU Grant”). As of the 2014 RSU Grant Date, an insufficient number of shares were available under the 2006 Plan to settle these RSUs in stock and the RSUs were subject to liability accounting. At our annual meeting of stockholders on May 22, 2014, we received stockholder approval for an increase in the maximum number of shares that may be issued or awarded under the 2006 Plan, which resulted in a sufficient number of shares available for issuance to cover settlement of these RSU awards. As a result, as of May 22, 2014 we reclassified these awards as equity awards and re-measured the fair value of the awards as of that date.

2015 and 2014 Performance-Based RSU Grants

The 2015 Performance-Based RSUs and 2014 Performance-Based RSUs (collectively, the “Performance-Based RSUs”) are scheduled to cliff vest at the end of a three-year service period subject to the compensation committee's determination that the Company has achieved the pre-defined FFO per share goals (the “performance conditions”) and upon the average annual relative total stockholder return versus a comparator group of Companies that consist of Companies in the SNL US REIT Office Index (the “market conditions”) for the three-year periods detailed in the table below. The number of Performance-Based RSUs ultimately earned, and therefore the compensation costs for these awards, can fluctuate from the original number of RSUs granted based upon the levels of achievement for both the FFO per share and relative total stockholder return metrics. During the 2015 and 2014 performance periods, the estimate of the number of RSUs earned were evaluated quarterly based on our forecasted level of achievement of the FFO per share hurdle. As of December 31, 2015, the FFO per share hurdle performance conditions were achieved at 1.5x target for both awards. As a result, the number of RSUs earned as of that date based on the FFO per share performance, excluding the impact of forfeitures, was as follows:

	2015 Performance-Based RSU Grant	2014 Performance-Based RSU Grant
Service vesting period	December 31, 2017	December 31, 2016
Target RSUs granted	127,657	119,098
Estimated RSUs earned based on FFO per share performance condition	185,510	178,650
Date of fair valuation	January 27, 2015	May 22, 2014

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Each Performance-Based RSU represents the right to receive one share of our common stock in the future, subject to, and as modified by, the Company's level of achievement of the market condition. The fair value of the 2015 Performance-Based RSU Grant was $10.1 million at January 27, 2015 and the fair value of the 2014 Performance-Based RSU Grant was $7.7 million at May 22, 2014. The fair value for each grant was calculated using a Monte Carlo simulation pricing model based on the assumptions in the table below. The determination of the fair value of the Performance-Based RSU Grants take into consideration the likelihood of achievement of both the performance condition and the market condition discussed above. For the year ended December 31, 2015, we recorded compensation expense for the 2015 Performance-Based RSU Grant based upon the $78.55 fair value per share at January 27, 2015 multiplied by the 185,510 RSUs estimated to be earned at December 31, 2015 (which is net of forfeitures). For the years ended December 31, 2015 and 2014, we recorded compensation expense for the 2014 Performance-Based RSU Grant based upon the $65.03 fair value per share at May 22, 2014 multiplied by the 178,650 RSUs, excluding the impact of forfeitures, estimated to be earned at December 31, 2014. Compensation expense for the Performance-Based RSUs is recorded on a straight-line basis over the respective three-year periods. The following table summarizes the assumptions utilized in the Monte Carlo simulation pricing models:

	2015 Award Fair Value Assumptions	2014 Award Fair Value Assumptions
Valuation date	January 27, 2015	May 22, 2014
Fair value per share on valuation date	$78.55	$65.03
Expected share price volatility	20.00%	24.00%
Risk-free interest rate	0.92%	0.61%
Remaining expected life	2.9 years	2.6 years

The computation of expected volatility was based on a blend of the historical volatility of our shares of common stock over approximately five years, as this is expected to be most consistent with future volatility and equates to a time period twice as long as the approximate two and a half year remaining performance period of the RSUs and implied volatility data based on the observed pricing of six month publicly-traded options on shares of our common stock. The risk-free interest rate was based on the yield curve on zero-coupon U.S. Treasury STRIP securities in effect at January 27, 2015 and May 22, 2014.

2015 and 2014 Time-Based RSU Grants

The 2015 and 2014 Time-Based RSUs (collectively, the “Time-Based RSUs”) are scheduled to vest in equal installments over the periods listed below. Compensation expense for the Time-Based RSUs will be recognized on a straight-line basis from the grant date through the continued service vesting periods. Each Time-Based RSUs represents the right to receive one share of our common stock in the future, subject to continued employment through the applicable vesting date. The total fair value of the Time-Based RSUs is based on the Company's closing share price on the NYSE on the respective fair valuation dates as detailed in the table below:

	2015 Time-Based RSU Grant	2014 Time-Based RSU Grant
Service vesting period	January 5, 2016 - January 5, 2018	January 5, 2015 - January 5, 2018
Fair value on valuation date (in millions)	$6.4	$7.1
Fair value per share	$75.34	$60.16
Date of fair valuation	January 27, 2015	May 22, 2014

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summary of Market-Measure Based RSUs

A summary of our market-measure based RSU activity from January 1, 2015 through December 31, 2015 is presented below:

	Nonvested RSUs		Vested RSUs	Total RSUs
	Amount	Weighted-Average Fair Value Per Share (1)
Outstanding at January 1, 2015	247,089	$58.77	—	247,089
Granted	191,483	79.25	—	191,483
Issuance of dividend equivalents (2)	6,347	70.47	—	6,347
Forfeited	(19,467)	69.20	—	(19,467)
Outstanding as of December 31, 2015 (3)	425,452	$67.68	—	425,452
_______________

(1)
Represents the grant-date fair value for all awards, excluding the 2014 Performance-Based RSU Grant. As discussed above, the 2014 Performance-Based RSU Grant was re-measured upon stockholder approval of the amended 2006 Plan on May 22, 2014.

(2)	Represents the issuance of dividend equivalents earned on the underlying RSUs. The dividend equivalents vest based on terms specified under the related RSU award agreement.

(3)
Outstanding RSUs as of December 31, 2015 represent the achievement of the maximum performance conditions and assumed target levels for the market conditions. The number of restricted stock units ultimately earned is subject to change based upon actual performance over the three-year vesting period. Dividend equivalents earned will vest along with the underlying award and are also subject to changes based on the number of RSUs ultimately earned for each underlying award.

A summary of our market-measure based RSU activity for years ended December 31, 2015, 2014 and 2013 is presented below:

	RSUs Granted		RSUs Vested
Years ended December 31,	Non-Vested RSUs Granted	Weighted-Average Fair Value Per Share (1)	Vested RSUs	Total Vest-Date Fair Value (in thousands)
2015	191,483	$79.25	—	$—
2014	183,365	64.86	(16,338)	1,092
2013	9,542	44.55	(16,338)	811
_______________

(1)
Represents the grant-date fair value for all awards, excluding the 2014 Performance-Based RSU Grant. As discussed above, the 2014 Performance-Based RSU Grant was re-measured upon stockholder approval of the amended 2006 Plan on May 22, 2014.

Summary of Time-Based RSUs

A summary of our time-based RSU activity from January 1, 2015 through December 31, 2015 is presented below:

	Nonvested RSUs		Vested RSUs	Total RSUs
	Amount	Weighted Average Fair Value Per Share (1)
Outstanding at January 1, 2015	340,997	$51.04	907,355	1,248,352
Granted	98,802	74.49	—	98,802
Vested	(107,541)	49.52	107,541	—
Settled (2)			(78,887)	(78,887)
Issuance of dividend equivalents (3)	3,255	70.47	20,705	23,960
Forfeited	(17,064)	53.50	—	(17,064)
Canceled (4)			(5,354)	(5,354)
Outstanding as of December 31, 2015	318,449	$58.91	951,360	1,269,809
_______________

(1)
Represents the grant-date fair value for all awards excluding the 2014 Time-Based RSU Grant. As discussed above, the 2014 Time-Based RSU Grant was re-measured upon stockholder approval of the amended 2006 Plan on May 22, 2014.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(2)
Represents vested RSUs that were settled in shares of the Company’s common stock. Total shares settled include 20,042 shares that were tendered in accordance with the terms of the 2006 Plan to satisfy minimum statutory tax withholding requirements related to the RSUs settled. We accept the return of RSUs at the current quoted closing share price of the Company’s common stock to satisfy tax obligations.

(3)	Represents the issuance of dividend equivalents earned on the underlying RSUs. The dividend equivalents vest based on terms specified under the related RSU award agreement.

(4)
For shares vested but not yet settled, we accept the return of RSUs at the current quoted closing share price of the Company’s common stock to satisfy minimum statutory tax-withholding requirements related to either the settlement or vesting of RSUs in accordance with the terms of the 2006 Plan.

A summary of our time-based RSU activity for the years ended December 31, 2015, 2014 and 2013 is presented below:

	RSUs Granted		RSUs Vested
Year ended December 31,	Non-Vested RSUs Issued	Weighted-Average Grant Date Fair Value Per Share	Vested RSUs	Total Vest-Date Fair Value (1) (in thousands)
2015	98,802	$74.49	(107,541)	$7,528
2014	155,016	59.89	(116,447)	6,675
2013	173,758	49.45	(89,873)	4,495
_______________

(1)
Total fair value of RSUs vested was calculated based on the quoted closing share price of the Company’s common stock on the NYSE on the day of vesting. Excludes the issuance of dividend equivalents earned on the underlying RSUs. The dividend equivalents vest based on terms specified under the related RSU award agreement.

Summary of Nonvested Restricted Stock

A summary of our nonvested restricted stock activity from January 1, 2015 through December 31, 2015 is presented below:

	Nonvested Restricted Stock	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2015	85,061	$47.05
Vested (1)	(24,264)	46.39
Outstanding as of December 31, 2015	60,797	$47.32
_______________

(1)
The total shares vested includes 10,699 shares that were tendered in accordance with the terms of the 2006 Plan to satisfy minimum statutory tax withholding requirements related to the restricted shares that have vested. We accept the return of shares at the current quoted closing share price of the Company’s common stock to satisfy tax withholding obligations.

A summary of our nonvested and vested restricted stock activity for years ended December 31, 2015, 2014 and 2013 is presented below:

	Shares Granted		Shares Vested
Years ended December 31,	Nonvested Shares Issued	Weighted-Average Grant Date Fair Value Per Share	Vested Shares	Total Fair Value at Vest Date(1) (in thousands)
2015	—	$—	(24,264)	$1,725
2014	213	51.35	(25,899)	1,323
2013	—	—	(47,291)	2,290
_______________

(1)	Total fair value of shares vested was calculated based on the quoted closing share price of the Company’s common stock on the NYSE on the date of vesting.

Summary of Stock Options

On February 22, 2012, the Compensation Committee of the Company granted non-qualified stock options to certain key members of our senior management team, including our Executive Officers, to purchase an aggregate 1,550,000

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

shares of the Company’s common stock (the “February 2012” Grant) at an exercise price per share equal to $42.61, the closing price of the Company’s common stock on the grant date. The options will vest ratably in annual installments over a five year period, subject to continued employment through the applicable vesting date. The term of each option is ten years from the date of the grant. Dividends will not be paid on vested or unvested options. The options were granted pursuant to the 2006 Plan.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model based on the following assumptions for the February 2012 Grant.

February 2012 Option Grant
Fair value of options granted per share	$9.20
Expected stock price volatility	33.00%
Risk-free interest rate	1.35%
Dividend yield	3.80%
Expected life of option	6.5 years

The computation of expected volatility is based on a blend of the historical volatility of our shares of common stock over a time period longer than the expected life of the option and implied volatility data based on the observed pricing of six-month publicly traded options on our shares of common stock. The risk-free interest rate is based on the yield curve on zero-coupon U.S. Treasury STRIP securities in effect at the grant date. The expected dividend yield is estimated by examining the average of the historical dividend yield levels over the expected life of the option and the current dividend yield as of the grant date. The expected life of the options is calculated as the average of the vesting term and the contractual term. During the year ended December 31, 2015, 298,000 stock options vested with a total fair value of $2.7 million. During the year ended December 31, 2014, 304,000 stock options vested with a total fair value of $2.8 million. During the year ended December 31, 2013, 308,000 stock options vested with a total fair value of $2.8 million.

A summary of our stock option activity related to the February 2012 grant from January 1, 2015 through December 31, 2015 is presented below:

	Number of Options	Exercise Price	Intrinsic Value (in millions) (1)
Outstanding at December 31, 2014	1,008,000	$42.61	$26.7
Exercised	(342,000)	42.61	10.3
Forfeited	(56,000)	42.61	1.3
Outstanding at December 31, 2015 (2)	610,000	$42.61	$12.6

Options exercisable at December 31, 2015 (3)	70,000	$42.61	$1.4
_______________

(1)
The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of an option. The fair value of the underlying stock was determined by using the closing share price on the NYSE on the date of exercise, forfeiture or respective period end.

(2)	As of December 31, 2015, the average remaining life of stock options outstanding was 6.2 years

(3)	As of December 31, 2015, the average remaining life of stock options exercisable was approximately 6.2 years.

In accordance with the provisions of the 2006 Plan, we allow shares of our common stock to be withheld to satisfy the payment of exercise price and/or minimum statutory tax withholding obligations due upon the exercise of stock options. The value of the shares withheld is calculated based on the closing market price of our common stock on the NYSE on the exercise date. During the year ended December 31, 2015, 62,072 shares were withheld on stock option exercises with an aggregate value of $3.9 million. During the year ended December 31, 2014, 23,664 shares were withheld on stock option exercises with an aggregate value of $1.5 million. The number of shares withheld for taxes during the year ended December 31, 2013 was immaterial to the consolidated financial statements.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Share-Based Compensation Cost Recorded During the Period

The total compensation cost for all share-based compensation programs was $18.9 million, $14.5 million and $9.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. Of the total share-based compensation costs, $3.3 million, $2.3 million and $0.9 million was capitalized as part of real estate assets for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, there was approximately $31.2 million of total unrecognized compensation cost related to nonvested incentive awards granted under share-based compensation arrangements that is expected to be recognized over a weighted-average period of 1.9 years. The remaining compensation cost related to these nonvested incentive awards had been recognized in periods prior to December 31, 2015. The $31.2 million of unrecognized compensation costs does not reflect the future compensation cost related to share-based awards that were granted subsequent to December 31, 2015.

14.	Employee Benefit Plans

401(k) Plan

We have a retirement savings plan designed to qualify under Section 401(k) of the Code (the “401(k) Plan”). Our employees are eligible to participate in the 401(k) Plan on the first day of the month after three months of service. The 401(k) Plan allows eligible employees (“401(k) Participants”) to defer up to 60% of their eligible compensation on a pre-tax basis, subject to certain maximum amounts allowed by the Code. The 401(k) Plan provides for a matching contribution by the Company in an amount equal to 50 cents of each one dollar of participant contributions up to a maximum of 10% of the 401(k) Participant’s annual salary. 401(k) Participants vest immediately in the amounts contributed by us. For each of the years ended December 31, 2015, 2014, and 2013, we contributed $1.1 million, $1.0 million and $0.9 million, respectively, to the 401(k) Plan.

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

See Note 17 “Fair Value Measurements and Disclosures” for further discussion of our Deferred Compensation Plan assets as of December 31, 2015 and 2014. Our liability of $12.8 million and $11.9 million under the Deferred Compensation Plan was fully funded as of December 31, 2015 and 2014, respectively.

15.	Future Minimum Rent

We have operating leases with tenants that expire at various dates through 2035 and are either subject to scheduled fixed increases or adjustments in rent based on the Consumer Price Index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future contractual minimum rent under operating leases as of December 31, 2015 for future periods is summarized as follows:

Year Ending	(in thousands)
2016	$495,765
2017	482,650
2018	440,367
2019	379,939
2020	311,225
Thereafter	1,458,333
Total	$3,568,279

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16.	Commitments and Contingencies

General

As of December 31, 2015, we had commitments of approximately $430.1 million, excluding our ground lease commitments, for contracts and executed leases directly related to our operating and development properties.

Ground Leases

The following table summarizes our properties that are held subject to long-term noncancellable ground lease obligations and the respective contractual expiration dates:

Property	Contractual Expiration Date (1)
601 108th Ave NE, Bellevue, WA	November 2093
701, 801 and 837 N. 34th Street, Seattle, WA (2)	December 2041
Kilroy Airport Center Phases I, II, and III, Long Beach, CA	July 2084
____________________

(1)	Reflects the contractual expiration date prior to the impact of any extension or purchase options held by the Company.

(2)	The Company has three 10 year and one 45 year extension options for this ground lease, which if exercised would extend the expiration date to December 2116.

The minimum commitment under our ground leases as of December 31, 2015 for five years and thereafter is as follows:

Year Ending	(in thousands)
2016	$3,144
2017	3,144
2018	3,144
2019	3,144
2020	3,144
Thereafter	151,738
Total (1)(2)(3)(4)	$167,458
________________________

(1)	Reflects the minimum ground lease obligations before the impact of ground lease extension options.

(2)
One of our ground lease obligations is subject to a fair market value adjustment every five years; however, the lease includes ground rent subprotection and infrastructure rent credits which currently limit our annual rental obligations to $1.0 million. The contractual obligations for that ground lease included above assumes the lesser of $1.0 million or annual lease rental obligation in effect as of December 31, 2015.

(3)
One of our ground lease obligations includes a component which is based on the percentage of gross income that exceeds the minimum ground rent. The minimum rent is subject to increases every five years based on 50% of the average annual percentage rent for the previous five years. Currently, gross income does not exceed the threshold requiring us to pay percentage rent. The contractual obligations for that ground lease included above assume the annual lease rental obligation in effect as of December 31, 2015.

(4)
One of our ground lease obligations is subject to a fair market value adjustment every five years based on a combination of CPI adjustments and third-party appraisals limited to maximum increases annually. The contractual obligations included above assume the annual lease rental obligation in effect as of December 31, 2015.

Environmental Matters

We follow the policy of monitoring all of our properties, both acquisition and existing properties, for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, we are not currently aware of any environmental liabilities with respect to our stabilized portfolio properties that would have a material adverse effect on our financial condition, results of operations and cash flow, or that we believe would require additional disclosure or the recording of a loss contingency.

As of December 31, 2015 and 2014, we had accrued environmental remediation liabilities of approximately $20.9 million and $15.5 million, respectively, recorded on our consolidated balance sheets in connection with certain of our development acquisitions and related development activities. The accrued environmental remediation liabilities represent the costs we estimate we will incur when we commence development at various development acquisition

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

sites. These estimates, which we developed with the assistance of a third party expert, consist primarily of the removal of contaminated soil and other related costs since we are required to dispose of any existing contaminated soil when we develop new office properties at these sites.

We record estimated environmental remediation obligations for acquisitions at the acquisition date when we are aware of such costs and when such costs are probable and reasonably estimable. Costs incurred in connection with development related environmental remediation liabilities are recorded as an increase to the cost of the development project. These accruals are adjusted as an increase or decrease to the development project costs and as an increase or decrease to the accrued environmental remediation liability if we obtain further information or circumstances change. The environmental remediation obligations recorded at December 31, 2015 and 2014 were not discounted to their present value since we expect to complete the remediation activities in the next one to five years in connection with development activities at the various sites. It is possible that we could incur additional environmental remediation costs in connection with these recent development acquisitions.  However, given we are in the very early stages of development, possible additional environmental costs are not reasonably estimable at this time.

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

2013 Property Damage Settlement

During the year ended December 31, 2013, we settled an outstanding matter related to property damage at one of our properties. In connection with this settlement, we received cash payments of $5.2 million during the year ended December 31, 2013 and recognized this amount in other property income.

2013 Settlement with Prior Tenants

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17.    Fair Value Measurements and Disclosures

Assets and Liabilities Reported at Fair Value

The only assets we record at fair value on our consolidated financial statements are the marketable securities related to our Deferred Compensation Plan (see Note 14 “Employee Benefit Plans” for additional information). The following table sets forth the fair value of our marketable securities as of December 31, 2015 and 2014:

	Fair Value (Level 1) (1)
	2015	2014
Description	(in thousands)
Marketable securities (2)	$12,882	$11,971
_______________

(1)	Fair value calculated using Level 1 inputs based on quoted prices in active markets for identical securities.

(2)	The marketable securities are held in a limited rabbi trust.

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

The following table sets forth the net (loss) gain on marketable securities recorded during the years ended December 31, 2015, 2014 and 2013:

	December 31,
	2015	2014	2013
Description	(in thousands)
Net (loss) gain on marketable securities	$(269)	$397	$1,489

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our other financial instruments as of December 31, 2015 and 2014:

	December 31,
	2015		2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Liabilities
Secured debt (1)	$381,918	$391,611	$546,292	$559,483
Unsecured debt, net (2)	1,856,590	1,898,863	1,783,121	1,858,492
Unsecured line of credit (1)	—	—	140,000	145,051
_______________

(1)	Fair value calculated using Level II inputs, which are based on model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

(2)
Fair value calculated using Level II inputs as of December 31, 2015, which are based on model-derived valuations in which significant inputs and significant value drivers are observable in active markets. Fair value calculated using primarily Level I inputs as of December 31, 2014, which are based on quoted prices for identical instruments in active markets. The carrying value and fair value of the instruments valued using Level I inputs was $1,269.4 million and $1,322.2 million, respectively, as of December 31, 2014. The carrying value and fair value of the instruments valued using Level II inputs was $513.7 million and $536.3 million, respectively, as of December 31, 2014.

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

19.	Discontinued Operations

Discontinued Operations

For the years ended December 31, 2014 and 2013, discontinued operations included the results of all properties sold in 2014 and 2013 and classified as held for sale at December 31, 2013, except for the operations deemed immaterial related to a June 2014 office property disposition. The following table summarizes the revenue and expense components that comprise income from discontinued operations for the years ended December 31, 2014 and 2013:

	2014	2013
	(in thousands)
Revenues:
Rental income	$7,206	$31,984
Tenant reimbursements	278	3,546
Other property income	13	5,178
Total revenues	7,497	40,708
Expenses:
Property expenses	2,171	7,207
Real estate taxes	692	3,523
Depreciation and amortization	2,061	12,600
Total expenses	4,924	23,330
Income from discontinued operations before net gain on dispositions of discontinued operations	2,573	17,378
Net gain on dispositions of discontinued operations	121,922	12,252
Total income from discontinued operations	$124,495	$29,630

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

20.	Net Income Available to Common Stockholders Per Share of the Company

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted per-share computations for net income available to common stockholders for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except unit and per unit amounts)
Numerator:
Income from continuing operations	$238,604	$59,313	$14,935
Income from continuing operations attributable to noncontrolling interests	(4,523)	(966)	(36)
Preferred dividends and distributions	(13,250)	(13,250)	(13,250)
Allocation to participating securities (1)	(1,634)	(1,699)	(1,689)
Numerator for basic and diluted income (loss) from continuing operations available to common stockholders	219,197	43,398	(40)
Income from discontinued operations (2)	—	124,495	29,630
Income from discontinued operations attributable to noncontrolling common units of the Operating Partnership (2)	—	(2,623)	(649)
Numerator for basic and diluted net income available to common stockholders	$219,197	$165,270	$28,941
Denominator:
Basic weighted average vested shares outstanding	89,854,096	83,090,235	77,343,853
Effect of dilutive securities – contingently issuable shares and stock options	541,679	1,877,485	—
Diluted weighted average vested shares and common stock equivalents outstanding	90,395,775	84,967,720	77,343,853
Basic earnings per share:
Income from continuing operations available to common stockholders per share	$2.44	$0.52	$0.00
Income from discontinued operations per share of common stock (2)	—	1.47	0.37
Net income available to common stockholders per share	$2.44	$1.99	$0.37
Diluted earnings per share:
Income from continuing operations available to common stockholders per share	$2.42	$0.51	$0.00
Income from discontinued operations per share of common stock (2)	—	1.44	0.37
Net income available to common stockholders per share	$2.42	$1.95	$0.37
________________________

(1)	Participating securities include nonvested shares, certain time-based RSUs and vested market measure-based RSUs.

(2)
The Company adopted ASU 2014-08 effective January 1, 2015 (see Note 2 “Basis of Presentation and Significant Accounting Policies” for additional information). As a result, properties classified as held for sale and/or disposed of subsequent to January 1, 2015 that do not represent a strategic shift are no longer presented as discontinued operations.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common shares, including stock options, RSUs and other securities are considered in our diluted earnings per share calculation for the years ended December 31, 2015 and 2014, because we reported income from continuing operations attributable to common stockholders in the respective periods and the effect was dilutive. Additionally, for the year ended December 31, 2014, contingently issuable shares included the impact of the 4.25% Exchangeable Notes prior to their maturity and settlement in November 2014. For the year ended December 31, 2013, contingently issuable shares were not considered in our diluted earnings per share calculation because we reported losses from continuing operations attributable to common stockholders and the effect was anti dilutive. Certain market measure-based RSUs are not included in dilutive securities as of December 31, 2015 and 2014 as not all performance metrics had been met by the end of the applicable reporting periods.

See Note 13 “Share-Based Compensation” for additional information regarding the stock options and other share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

21.	Net Income Available to Common Unitholders Per Unit of the Operating Partnership

The following table reconciles the numerator and denominator in computing the Operating Partnership’s basic and diluted per-unit computations for net income available to common unitholders for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except unit and per unit amounts)
Numerator:
Income from continuing operations	$238,604	$59,313	$14,935
Income from continuing operations attributable to noncontrolling interests in consolidated subsidiaries	(467)	(247)	(225)
Preferred distributions	(13,250)	(13,250)	(13,250)
Allocation to participating securities (1)	(1,634)	(1,699)	(1,689)
Numerator for basic and diluted income (loss) from continuing operations available to common unitholders	223,253	44,117	(229)
Income from discontinued operations (2)	—	124,495	29,630
(Income) loss from discontinued operations attributable to noncontrolling interests in consolidated subsidiaries (2)	—	(13)	1
Numerator for basic and diluted net income available to common unitholders	$223,253	$168,599	$29,402
Denominator:
Basic weighted average vested units outstanding	91,645,578	84,894,498	79,166,260
Effect of dilutive securities - contingently issuable shares and stock options	541,679	1,877,485	—
Diluted weighted average vested units and common unit equivalents outstanding	92,187,257	86,771,983	79,166,260
Basic earnings per unit:
Income from continuing operations available to common unitholders per unit	$2.44	$0.52	$0.00
Income from discontinued operations per common unit (2)	—	1.47	0.37
Net income available to common unitholders per unit	$2.44	$1.99	$0.37
Diluted earnings per unit:
Income from continuing operations available to common unitholders per unit	$2.42	$0.51	$0.00
Income from discontinued operations per common unit (2)	—	1.43	0.37
Net income available to common unitholders per unit	$2.42	$1.94	$0.37
________________________

(1)	Participating securities include nonvested shares, certain time-based RSUs and vested market measure-based RSUs.

(2)
The Operating Partnership adopted ASU 2014-08 effective January 1, 2015 (see Note 2 “Basis of Presentation and Significant Accounting Policies” for additional information). As a result, properties classified as held for sale and/or disposed of subsequent to January 1, 2015 that do not represent a strategic shift are no longer presented as discontinued operations.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common units, including stock options, RSUs and other securities are considered in our diluted earnings per share calculation for the years ended December 31, 2015 and 2014, because we reported income from continuing operations attributable to common unitholders in the respective periods and the effect was dilutive. Additionally, for the year ended December 31, 2014, contingently issuable shares included the impact of the 4.25% Exchangeable Notes prior to their maturity and settlement in November 2014. For the year ended December 31, 2013, contingently issuable shares were not considered in our diluted earnings per share calculation because we reported losses from continuing operations attributable to common stockholders and the effect was anti dilutive. Certain market measure-based RSUs are not included in dilutive securities as of December 31, 2015 and 2014 as not all performance metrics had been met by the end of the applicable reporting periods.

See Note 13 “Share-Based Compensation” for additional information regarding the stock options and other share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

22.    Supplemental Cash Flow Information of the Company

Supplemental cash flow information follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $50,923, $44,385, and $32,742 as of December 31, 2015, 2014 and 2013, respectively	$54,747	$58,944	$65,157
NONCASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$109,715	$77,091	$73,482
Tenant improvements funded directly by tenants	$13,837	$42,906	$7,633
Assumption of secured debt in connection with property acquisitions (Note 8)	$—	$—	$95,496
Assumption of other assets and liabilities in connection with operating and development property acquisitions, net (Note 3)	$6,254	$14,917	$1,811
Release of holdback funds to third party	$9,279	$—	$—
Contribution of land, net of related liabilities, by noncontrolling interest to consolidated subsidiary	$—	$—	$4,885
NONCASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders (Note 11)	$33,336	$31,243	$29,378
Accrual of dividends and distributions payable to preferred stockholders and preferred unitholders (Note 11)	$1,656	$1,656	$1,694
Issuance of common shares in connection with a development property acquisition (Notes 3 and 11)	$—	$21,631	$—
Exchange of common units of the Operating Partnership into shares of the Company’s common stock (Note 11)	$1,223	$28	$450

23.    Supplemental Cash Flow Information of the Operating Partnership:

Supplemental cash flow information follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $50,923, $44,385, and $32,742 as of December 31, 2015, 2014 and 2013, respectively	$54,747	$58,944	$65,157
NONCASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$109,715	$77,091	$73,482
Tenant improvements funded directly by tenants	$13,837	$42,906	$7,633
Assumption of secured debt in connection with property acquisition (Note 8)	$—	$—	$95,496
Assumption of other assets and liabilities in connection with operating and development property acquisitions, net (Note 3)	$6,254	$14,917	$1,811
Release of holdback funds to third party	$9,279	$—	$—
Contribution of land, net of related liabilities, by noncontrolling interest to consolidated subsidiary	$—	$—	$4,885
NONCASH FINANCING TRANSACTIONS:
Accrual of distributions payable to common unitholders (Note 12)	$33,353	$31,243	$29,378
Accrual of distributions payable to preferred unitholders (Note 12)	$1,656	$1,656	$1,694
Issuance of common units in connection with a development property acquisition (Notes 3 and 12)	$—	$21,631	$—

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

24.    Tax Treatment of Distributions

The following table reconciles the dividends declared per share of common stock to the dividends paid per share of common stock during the years ended December 31, 2015, 2014 and 2013 as follows:

	Year Ended December 31,
Dividends	2015	2014	2013
Dividends declared per share of common stock	1.400	1.400	1.400
Less: Dividends declared in the current year and paid in the following year	(0.350)	(0.350)	(0.350)
Add: Dividends declared in the prior year and paid in the current year	0.350	0.350	0.350
Dividends paid per share of common stock	1.400	1.400	1.400

The unaudited income tax treatment for the dividends to common stockholders reportable for the years ended December 31, 2015, 2014 and 2013 as identified in the table above was as follows:

	Year Ended December 31,
Shares of Common Stock	2015		2014		2013
Ordinary income	$0.992	70.86%	$0.998	71.29%	$0.756	54.00%
Qualified dividend	0.002	0.13	0.002	0.14	0.003	0.21
Return of capital	—	—	0.398	28.43	0.620	44.29
Capital gains (1)	0.051	3.65	0.002	0.14	—	—
Unrecaptured section 1250 gains	0.355	25.36	—	—	0.021	1.5
	$1.400	100.00%	$1.400	100.00%	$1.400	100.00%
_________________

(1)	Capital gains are comprised entirely of 20% rate gains.

The 6.875% Series G Cumulative Redeemable Preferred Stock was issued in March 2012. The unaudited income tax treatment for the dividends to Series G preferred stockholders reportable for the years ended December 31, 2015, 2014, and 2013 was as follows:

	Year Ended December 31,
Preferred Shares	2015		2014		2013
Ordinary income	$1.218	70.86%	$1.711	99.54%	$1.668	97.03%
Qualified dividend	0.002	0.13	0.003	0.17	0.006	0.35
Capital gains (1)	0.063	3.65	0.005	0.29	—	—
Unrecaptured section 1250 gains	0.436	25.36	—	—	0.045	2.62
	$1.719	100.00%	$1.719	100.00%	$1.719	100.00%
__________________

(1)	Capital gains are comprised entirely of 20% rate gains.

The 6.375% Series H Cumulative Redeemable Preferred Stock was issued in August 2012. The unaudited income tax treatment for the dividends to Series H preferred stockholders reportable for the years ended December 31, 2015, 2014, and 2013 was as follows:

	Year Ended December 31,
Preferred Shares	2015		2014		2013
Ordinary income	$1.129	70.86%	$1.587	99.56%	$1.546	96.99%
Qualified dividend	0.002	0.13	0.003	0.19	0.006	0.38
Capital gains (1)	0.059	3.65	0.004	0.25	—	—
Unrecaptured section 1250 gains	0.404	25.36	—	—	0.042	2.63
	$1.594	100.00%	$1.594	100.00%	$1.594	100.00%
__________________

(1)	Capital gains are comprised entirely of 20% rate gains.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

25.	Quarterly Financial Information of the Company (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2015 and 2014 was as follows:

	2015 Quarter Ended (1)
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
Revenues from continuing operations	$146,082	$146,227	$141,553	$147,413
Income from continuing operations	44,002	58,590	106,704	29,308
Net income	44,002	58,590	106,704	29,308
Net income attributable to Kilroy Realty Corporation	43,187	57,500	104,759	28,635
Preferred dividends and distributions	(3,313)	(3,312)	(3,313)	(3,312)
Net income available to common stockholders	39,874	54,188	101,446	25,323
Net income available to common stockholders per share – basic	0.45	0.61	1.10	0.27
Net income available to common stockholders per share – diluted	0.45	0.61	1.09	0.27

	2014 Quarter Ended (1)
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
Revenues from continuing operations	$123,758	$127,178	$129,024	$141,765
Income from continuing operations	10,874	15,854	13,168	19,417
Income from discontinued operations	91,058	15,289	6,135	12,013
Net income	101,932	31,143	19,303	31,430
Net income attributable to Kilroy Realty Corporation	99,845	30,540	18,982	30,852
Preferred dividends and distributions	(3,313)	(3,312)	(3,313)	(3,312)
Net income available to common stockholders	96,532	27,228	15,669	27,540
Net income available to common stockholders per share – basic	1.17	0.33	0.18	0.32
Net income available to common stockholders per share – diluted	1.14	0.32	0.18	0.32
____________________

(1)
The summation of the quarterly financial data may not equal the annual number reported on the consolidated statements of operations due to rounding. The summation of the quarterly net income (loss) available to common stockholders per share does not equal the annual number reported on the consolidated statements of operations due to the Company's public offerings of common stock and its at-the-market stock offering programs that occurred during the years ended December 31, 2015 and 2014.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

26.	Quarterly Financial Information of the Operating Partnership (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2015 and 2014 was as follows:

	2015 Quarter Ended (1)
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per unit amounts)
Revenues from continuing operations	$146,082	$146,227	$141,553	$147,413
Income from continuing operations	44,002	58,590	106,704	29,308
Net income	44,002	58,590	106,704	29,308
Net income attributable to the Operating Partnership	43,927	58,518	106,640	29,052
Preferred distributions	(3,313)	(3,312)	(3,313)	(3,312)
Net income available to common unitholders	40,614	55,206	103,327	25,740
Net income available to common unitholders per unit – basic	0.45	0.61	1.10	0.27
Net income available to common unitholders per unit – diluted	0.45	0.61	1.09	0.27

	2014 Quarter Ended (1)
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per unit amounts)
Revenues from continuing operations	$123,758	$127,178	$129,024	$141,765
Income from continuing operations	10,874	15,854	13,168	19,417
Income from discontinued operations	91,058	15,289	6,135	12,013
Net income	101,932	31,143	19,303	31,430
Net income attributable to the Operating Partnership	101,867	31,066	19,244	31,371
Preferred distributions	(3,313)	(3,312)	(3,313)	(3,312)
Net income available to common unitholders	98,554	27,754	15,931	28,059
Net income available to common unitholders per unit – basic	1.17	0.33	0.18	0.32
Net income available to common unitholders per unit – diluted	1.14	0.32	0.18	0.31
___________________

(1)
The summation of the quarterly financial data may not equal the annual number reported on the consolidated statements of operations due to rounding. The summation of the quarterly net income (loss) available to common unitholders per unit does not equal the annual number reported on the consolidated statements of operations due to the impact of the Company's public offerings of common stock and its at-the-market stock offering programs that occurred during the years ended December 31, 2015 and 2014.

27.	Subsequent Events

On January 13, 2016, aggregate dividends, distributions and dividend equivalents of $33.4 million were paid to common stockholders, common unitholders and RSU holders of record on December 31, 2015.

On January 13, 2016, the Company completed the sale of the land parcel located in San Diego, California that was held for sale at December 31, 2015 for a gross sales price of $4.5 million.

On January 21, 2016, the Company completed the sale of the four operating properties located in San Diego, California that were held for sale at December 31, 2015 for a gross sales price of $262.3 million.

In January 2016, the Executive Compensation Committee granted 328,731 RSUs to Executive Officers and other key employees under the 2006 Plan. 185,032 of these RSUs are subject to market and performance-based vesting requirements, which could cause the final vested amount of RSUs to increase or decrease. The compensation cost related to both time-based and performance-based RSUs is expected to be recognized over a period of three years.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2015, 2014 and 2013
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Recoveries (Deductions)	Balance at End of Period (1)
Allowance for Uncollectible Tenant Receivables for the year ended December 31,
2015 – Allowance for uncollectible tenant receivables	$1,999	$303	$(222)	$2,080
2014 – Allowance for uncollectible tenant receivables	2,134	58	(193)	1,999
2013 – Allowance for uncollectible tenant receivables	2,581	396	(843)	2,134
Allowance for Unbilled Deferred Rent for the year ended December 31,
2015 – Allowance for deferred rent	$1,989	$242	$(349)	$1,882
2014 – Allowance for deferred rent	2,075	—	(86)	1,989
2013 – Allowance for deferred rent	2,607	—	(532)	2,075
_______________
(1) For the year ended December 31, 2013, includes amounts reported for properties classified as held for sale.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2015

	Initial Cost					Gross Amounts at Which Carried at Close of Period
Property Location	Encumb- rances		Land and improve- ments	Buildings and Improve- ments	Costs Capitalized Subsequent to Acquisition/ Improvement	Land and improve- ments	Buildings and Improve- ments	Total	Accumulated Depreciation	Deprecia- tion Life (1)	Date of Acquisition (A)/ Construction (C) (2)		Rentable Square Feet (3) (unaudited)
	(in thousands)
Office Properties:
23925 Park Sorrento, Calabasas, CA	$3,987	(4)	$50	$2,346	$493	$50	$2,839	$2,889	$1,587	35	2001	(C)	11,789
23975 Park Sorrento, Calabasas, CA		(4)	765	17,720	6,416	765	24,136	24,901	13,702	35	2002	(C)	104,797
24025 Park Sorrento, Calabasas, CA		(4)	845	15,896	6,121	845	22,017	22,862	12,503	35	2000	(C)	108,671
2829 Townsgate Rd., Thousand Oaks, CA			5,248	8,001	7,417	5,247	15,419	20,666	9,764	35	1997	(A)	81,067
2240 E. Imperial Highway, El Segundo, CA			1,044	11,763	29,448	1,048	41,207	42,255	21,837	35	1983	(C)	122,870
2250 E. Imperial Highway, El Segundo, CA			2,579	29,062	34,953	2,547	64,047	66,594	46,814	35	1983	(C)	298,728
2260 E. Imperial Highway, El Segundo, CA			2,518	28,370	36,771	2,547	65,112	67,659	7,312	35	1983	(C)	298,728
909 N. Sepulveda Blvd., El Segundo, CA	65,563	(5)	3,577	34,042	42,869	3,577	76,911	80,488	29,058	35	2005	(C)	241,607
999 N. Sepulveda Blvd., El Segundo, CA		(5)	1,407	34,326	12,238	1,407	46,564	47,971	18,201	35	2003	(C)	128,592
6115 W. Sunset Blvd., Los Angeles, CA (6)			1,313	3	25,503	2,455	24,364	26,819	308	35	2015	(C)	26,075
6121 W. Sunset Blvd., Los Angeles, CA (6)			11,120	4,256	73,250	8,703	79,923	88,626	1,040	35	2015	(C)	82,442
6255 W. Sunset Blvd., Los Angeles, CA			18,111	60,320	32,840	18,111	93,160	111,271	12,693	35	2012	(A)	324,617
3750 Kilroy Airport Way, Long Beach, CA			—	1,941	10,463	—	12,404	12,404	9,280	35	1989	(C)	10,457
3760 Kilroy Airport Way, Long Beach, CA			—	17,467	10,734	—	28,201	28,201	21,954	35	1989	(C)	165,278
3780 Kilroy Airport Way, Long Beach, CA			—	22,319	17,939	—	40,258	40,258	32,824	35	1989	(C)	219,745
3800 Kilroy Airport Way, Long Beach, CA			—	19,408	17,263	—	36,671	36,671	20,556	35	2000	(C)	192,476
3840 Kilroy Airport Way, Long Beach, CA			—	13,586	9,337	—	22,923	22,923	13,222	35	1999	(C)	136,026
3880 Kilroy Airport Way, Long Beach, CA			—	9,704	11,086	—	20,790	20,790	1,722	35	1997	(A)	96,035
3900 Kilroy Airport Way, Long Beach, CA			—	12,615	9,949	—	22,564	22,564	13,958	35	1997	(A)	126,840
Kilroy Airport Center, Phase IV, Long Beach, CA(7)			—	—	4,997	—	4,997	4,997	4,984	35
12100 W. Olympic Blvd., Los Angeles, CA			352	45,611	16,258	9,633	52,588	62,221	21,521	35	2003	(C)	150,167
12200 W. Olympic Blvd., Los Angeles, CA			4,329	35,488	17,561	3,977	53,401	57,378	31,401	35	2000	(C)	150,117
12233 W. Olympic Blvd., Los Angeles, CA			22,100	53,170	1,695	22,100	54,865	76,965	5,616	35	2012	(A)	151,029
12312 W. Olympic Blvd., Los Angeles, CA			3,325	12,202	11,307	3,399	23,435	26,834	7,687	35	1997	(A)	76,644
1633 26th St., Santa Monica, CA			2,080	6,672	2,955	2,040	9,667	11,707	5,996	35	1997	(A)	44,915
2100/2110 Colorado Ave., Santa Monica, CA	96,354	(8)	5,474	26,087	13,998	5,476	40,083	45,559	18,941	35	1997	(A)	102,864
3130 Wilshire Blvd., Santa Monica, CA			8,921	6,579	11,929	9,188	18,241	27,429	12,144	35	1997	(A)	88,340
501 Santa Monica Blvd., Santa Monica, CA			4,547	12,044	8,861	4,551	20,901	25,452	11,794	35	1998	(A)	73,115
2211 Michelson, Irvine, CA		(8)	9,319	82,836	4,163	9,319	86,999	96,318	17,512	35	2010	(A)	271,556
12225 El Camino Real, Del Mar, CA			1,700	9,633	2,969	1,660	12,642	14,302	7,013	35	1998	(A)	58,401
12235 El Camino Real, Del Mar, CA			1,507	8,543	4,943	1,554	13,439	14,993	8,102	35	1998	(A)	54,673
12340 El Camino Real, Del Mar, CA		(5)	4,201	13,896	7,981	4,201	21,877	26,078	8,875	35	2002	(C)	87,774
12390 El Camino Real, Del Mar, CA		(5)	3,453	11,981	1,344	3,453	13,325	16,778	7,920	35	2000	(C)	72,332
12348 High Bluff Dr., Del Mar, CA			1,629	3,096	4,686	1,629	7,782	9,411	5,164	35	1999	(C)	38,806
12400 High Bluff Dr., Del Mar, CA			15,167	40,497	12,551	15,167	53,048	68,215	21,723	35	2004	(C)	209,220

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued)
December 31, 2015

	Initial Cost					Gross Amounts at Which Carried at Close of Period
Property Location	Encumb- rances		Land and improve- ments	Buildings and Improve- ments	Costs Capitalized Subsequent to Acquisition/ Improvement	Land and improve- ments	Buildings and Improve- ments	Total	Accumulated Depreciation	Deprecia- tion Life (1)	Date of Acquisition (A)/ Construction (C) (2)		Rentable Square Feet (3) (unaudited)
	(in thousands)
3579 Valley Centre Dr., Del Mar, CA			$2,167	$6,897	$7,400	$2,858	$13,606	$16,464	$7,788	35	1999	(C)	50,677
3611 Valley Centre Dr., Del Mar, CA			4,184	19,352	18,405	5,259	36,682	41,941	19,372	35	2000	(C)	130,047
3661 Valley Centre Dr., Del Mar, CA			4,038	21,144	12,448	4,725	32,905	37,630	16,408	35	2001	(C)	129,051
3721 Valley Centre Dr., Del Mar, CA			4,297	18,967	12,819	4,254	31,829	36,083	11,283	35	2003	(C)	114,780
3811 Valley Centre Dr., Del Mar, CA			3,452	16,152	20,092	4,457	35,239	39,696	17,641	35	2000	(C)	112,067
12770 El Camino Real, Del Mar, CA			9,360	—	22,492	9,360	22,492	31,852	—	35	2015	(C)	(9)
12780 El Camino Real, Del Mar, CA			18,398	54,954	1,623	18,398	56,577	74,975	4,942	35	2013	(A)	140,591
12790 El Camino Real, Del Mar, CA			10,252	21,236	1,202	10,252	22,438	32,690	1,905	35	2013	(A)	78,349
13280 Evening Creek Dr. South, I-15 Corridor, CA			3,701	8,398	4,590	3,701	12,988	16,689	3,349	35	2008	(C)	41,196
13290 Evening Creek Dr. South, I-15 Corridor, CA			5,229	11,871	5,898	5,229	17,769	22,998	3,418	35	2008	(C)	61,180
13480 Evening Creek Dr. North, I-15 Corridor, CA			7,997	—	48,103	7,997	48,103	56,100	13,230	35	2008	(C)	149,817
13500 Evening Creek Dr. North, I-15 Corridor, CA			7,581	35,903	8,540	7,580	44,444	52,024	15,768	35	2004	(A)	147,533
13520 Evening Creek Dr. North, I-15 Corridor, CA			7,581	35,903	10,094	7,580	45,998	53,578	17,422	35	2004	(A)	141,128
2355 Northside Dr., Mission Valley, CA			4,066	8,332	2,085	3,344	11,139	14,483	2,770	35	2010	(A)	53,610
2365 Northside Dr., Mission Valley, CA			7,359	15,257	6,324	6,015	22,925	28,940	4,766	35	2010	(A)	96,437
2375 Northside Dr., Mission Valley, CA			3,947	8,146	2,386	3,213	11,266	14,479	2,688	35	2010	(A)	51,516
2385 Northside Dr., Mission Valley, CA			2,752	14,513	5,240	5,552	16,953	22,505	4,410	35	2010	(A)	89,023
2305 Historic Decatur Rd., Point Loma, CA			5,240	22,220	3,278	5,240	25,498	30,738	4,938	35	2010	(A)	103,900
4939 Directors Place, Sorrento Mesa, CA			2,225	12,698	4,359	2,198	17,084	19,282	8,975	35	2002	(C)	60,662
4955 Directors Place, Sorrento Mesa, CA			2,521	14,122	3,697	3,179	17,161	20,340	12,998	35	2000	(C)	76,246
10390 Pacific Center Ct., Sorrento Mesa, CA			3,267	5,779	7,501	3,267	13,280	16,547	5,787	35	2002	(C)	68,400
10394 Pacific Center Ct., Sorrento Mesa, CA			2,696	7,134	(781)	1,671	7,378	9,049	4,033	35	1998	(A)	59,630
10398 Pacific Center Ct., Sorrento Mesa, CA			1,947	5,152	1,316	1,222	7,193	8,415	3,874	35	1998	(A)	43,645
10421 Pacific Center Ct., Sorrento Mesa, CA			2,926	7,979	21,885	2,926	29,864	32,790	16,673	35	1998	(A)	75,899
10445 Pacific Center Ct., Sorrento Mesa, CA			2,247	5,945	1,832	1,809	8,215	10,024	4,346	35	1998	(A)	48,709
10455 Pacific Center Ct., Sorrento Mesa, CA			4,044	10,701	(2,250)	3,780	8,715	12,495	4,532	35	1998	(A)	90,000
5717 Pacific Center Blvd., Sorrento Mesa, CA			2,693	6,280	4,220	2,693	10,500	13,193	3,615	35	2001	(C)	67,995
4690 Executive Dr., University Towne Centre, CA		(5)	1,623	7,926	2,639	1,623	10,565	12,188	5,992	35	1999	(A)	47,846
4100 Bohannon Dr., Menlo Park, CA			4,835	15,526	468	4,835	15,994	20,829	2,156	35	2012	(A)	47,379
4200 Bohannon Dr., Menlo Park, CA			4,798	15,406	2,125	4,798	17,531	22,329	2,406	35	2012	(A)	45,451
4300 Bohannon Dr., Menlo Park, CA			6,527	20,958	2,803	6,527	23,761	30,288	3,828	35	2012	(A)	63,079
4400 Bohannon Dr., Menlo Park, CA			4,798	15,406	2,125	4,798	17,531	22,329	2,637	35	2012	(A)	48,146
4500 Bohannon Dr., Menlo Park, CA			6,527	20,957	1,692	6,527	22,649	29,176	3,090	35	2012	(A)	63,078
4600 Bohannon Dr., Menlo Park, CA			4,798	15,406	2,180	4,798	17,586	22,384	2,426	35	2012	(A)	48,147
4700 Bohannon Dr., Menlo Park, CA			6,527	20,958	1,468	6,527	22,426	28,953	3,000	35	2012	(A)	63,078
331 Fairchild Dr., CA			18,396	17,712	7,887	18,396	25,599	43,995	1,972	35	2013	(C)	87,147

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued)
December 31, 2015

	Initial Cost					Gross Amounts at Which Carried at Close of Period
Property Location	Encumb- rances		Land and improve- ments	Buildings and Improve- ments	Costs Capitalized Subsequent to Acquisition/ Improvement	Land and improve- ments	Buildings and Improve- ments	Total	Accumulated Depreciation	Deprecia- tion Life (1)	Date of Acquisition (A)/ Construction (C) (2)		Rentable Square Feet (3) (unaudited)
	(in thousands)
680 E. Middlefield Rd., Mountain View, CA			$34,605	$—	$56,464	$34,605	$56,464	$91,069	$2,194	35	2014	(C)	170,090
690 E. Middlefield Rd., Mountain View, CA			34,755	—	56,707	34,755	56,707	91,462	2,203	35	2014	(C)	170,823
900 Jefferson Ave., Redwood City, CA (10)			16,668	—	109,303	18,063	107,908	125,971	858	35	2015	(C)	226,197
900 Middlefield Rd., Redwood City, CA (10)			7,959	—	46,065	8,626	45,398	54,024	277	35	2015	(C)	113,790
303 Second St., San Francisco, CA	128,315	(11)	63,550	154,153	42,562	63,550	196,715	260,265	41,552	35	2010	(A)	740,047
100 First St., San Francisco, CA			49,150	131,238	25,717	49,150	156,955	206,105	32,069	35	2010	(A)	467,095
250 Brannan St., San Francisco, CA			7,630	22,770	4,324	7,630	27,094	34,724	6,001	35	2011	(A)	95,008
201 Third St., San Francisco, CA			19,260	84,018	32,926	19,260	116,944	136,204	23,292	35	2011	(A)	346,538
301 Brannan St., San Francisco, CA			5,910	22,450	1,843	5,910	24,293	30,203	4,066	35	2011	(A)	74,430
360 Third St., San Francisco, CA			—	88,235	111,085	28,504	170,816	199,320	17,936	35	2011	(A)	429,796
1310 Chesapeake Terrace, Sunnyvale, CA			16,700	11,020	87	16,700	11,107	27,807	572	35	2014	(A)	76,244
1315 Chesapeake Terrace, Sunnyvale, CA			12,260	7,930	235	12,260	8,165	20,425	534	35	2014	(A)	55,635
1320-1324 Chesapeake Terrace, Sunnyvale, CA			17,360	10,720	91	17,360	10,811	28,171	723	35	2014	(A)	79,720
1325-1327 Chesapeake Terrace, Sunnyvale, CA			12,610	8,160	63	12,610	8,223	20,833	551	35	2014	(A)	55,383
505 Mathilda Ave., Sunnyvale, CA			37,843	1,163	50,847	37,943	51,910	89,853	1,966	35	2014	(C)	212,322
555 Mathilda Ave., Sunnyvale, CA			37,843	1,163	50,560	37,943	51,623	89,566	1,966	35	2014	(C)	212,322
605 Mathilda Ave., Sunnyvale, CA			29,014	891	76,844	29,090	77,659	106,749	4,354	35	2014	(C)	162,785
599 N. Mathilda Ave., Sunnyvale, CA			13,538	12,559	58	13,538	12,617	26,155	1,778	35	2012	(A)	75,810
601 108th Ave., Bellevue, WA			—	214,095	30,538	—	244,633	244,633	42,168	35	2011	(A)	488,470
10900 NE 4th St., Bellevue, WA			25,080	150,877	20,089	25,080	170,966	196,046	23,731	35	2012	(A)	416,755
10210 NE Points Dr., Kirkland, WA			4,336	24,187	2,659	4,336	26,846	31,182	5,022	35	2011	(A)	84,641
10220 NE Points Dr., Kirkland, WA			2,554	12,080	1,040	2,554	13,120	15,674	2,414	35	2011	(A)	49,851
10230 NE Points Dr., Kirkland, WA			5,071	24,694	3,671	5,070	28,366	33,436	5,189	35	2011	(A)	98,982
3933 Lake WA Blvd. NE, Kirkland, WA			2,380	15,114	3,428	2,380	18,542	20,922	3,450	35	2011	(A)	46,450
837 N. 34th St., Lake Union, WA			—	37,404	2,541	—	39,945	39,945	5,397	35	2012	(A)	111,580
701 N. 34th St., Lake Union, WA			—	48,027	1,393	—	49,420	49,420	7,717	35	2012	(A)	138,995
801 N. 34th St., Lake Union, WA			—	58,537	164	—	58,701	58,701	7,676	35	2012	(A)	169,412
320 Westlake Avenue North, WA	79,667	(12)	14,710	82,018	1,087	14,710	83,105	97,815	8,236	35	2013	(A)	184,643
321 Terry Avenue North, Lake Union, WA		(12)	10,430	60,003	227	10,430	60,230	70,660	6,294	35	2013	(A)	135,755
401 Terry Avenue North, Lake Union, WA			22,500	77,046	—	22,500	77,046	99,546	4,889	35	2014	(A)	140,605
TOTAL OPERATING PROPERTIES	373,886		835,393	2,617,322	1,514,091	875,794	4,091,012	4,966,806	994,241				13,032,406
Undeveloped land and construction in progress	1,810	(13)	730,351	111	630,878	730,351	630,989	1,361,340	—				—
TOTAL ALL PROPERTIES	$375,696	(14)	$1,565,744	$2,617,433	$2,144,969	$1,606,145	$4,722,001	$6,328,146	$994,241				13,032,406
__________________________

(1)
The initial costs of buildings and improvements are depreciated over 35 years using a straight-line method of accounting; improvements capitalized subsequent to acquisition are depreciated over the shorter of the lease term or useful life, generally ranging from one to 20 years.

(2)	Represents our date of construction or acquisition, or our predecessor, the Kilroy Group.

(3)	Includes square footage from our stabilized portfolio.

(4)	These properties secure a $4.0 million mortgage note.

(5)	These properties secure a $65.6 million mortgage note.

(6)
These properties include the costs of a shared parking structure for a complex that will be comprised of five office buildings upon completion. Once completed, the costs of the parking structure will be reallocated amongst the five buildings.

(7)
These costs represent infrastructure costs incurred in 1989. During the third quarter of 2009, we exercised our option to terminate the ground lease at Kilroy Airport Center, Phase IV in Long Beach, California. We had previously leased this land, which is adjacent to our Office Properties at Kilroy Airport Center, Long Beach, for potential future development opportunities.

(8)	These properties secure a $96.4 million mortgage note.

(9)	This property, comprised of 73,000 rentable square feet, is excluded from our stabilized portfolio as of December 31, 2015, as it is in the “lease-up” phase.

(10)	These properties are owned by Redwood City Partners LLC, a consolidated subsidiary.

(11)	This property secures a $128.3 million mortgage note.

(12)	These properties secure a $79.7 million mortgage note.

(13)
Represents the principal balance of the public facility bonds (the “Bonds”), the proceeds from which were used to finance infrastructure improvements on one of our undeveloped land parcels. The Bonds are secured by property tax payments.

(14)	Represents gross aggregate principal amount before the effect of the unamortized premium of approximately $6.2 million as of December 31, 2015.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued)
December 31, 2015

The aggregate gross cost of property included above for federal income tax purposes approximated $5.5 billion as of December 31, 2015.

The following table reconciles the historical cost of total real estate held for investment from January 1, 2013 to December 31, 2015:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Total real estate held for investment, beginning of year	$6,057,932	$5,264,947	$4,757,394
Additions during period:
Acquisitions	139,123	340,296	384,650
Improvements, etc.	536,411	588,166	452,331
Total additions during period	675,534	928,462	836,981
Deductions during period:
Cost of real estate sold	(231,984)	(113,416)	(56,993)
Properties held for sale	(160,074)	(14,700)	(259,251)
Other	(13,262)	(7,361)	(13,184)
Total deductions during period	(405,320)	(135,477)	(329,428)
Total real estate held for investment, end of year	$6,328,146	$6,057,932	$5,264,947

The following table reconciles the accumulated depreciation from January 1, 2013 to December 31, 2015:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Accumulated depreciation, beginning of year	$947,664	$818,957	$756,515
Additions during period:
Depreciation of real estate	159,524	153,841	145,325
Total additions during period	159,524	153,841	145,325
Deductions during period:
Write-offs due to sale	(66,603)	(18,111)	(17,144)
Properties held for sale	(46,191)	(7,007)	(63,110)
Other	(153)	(16)	(2,629)
Total deductions during period	(112,947)	(25,134)	(82,883)
Accumulated depreciation, end of year	$994,241	$947,664	$818,957

EXHIBIT INDEX

Exhibit Number	Description
3.(i)1	Kilroy Realty Corporation Articles of Restatement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2012)
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
4.7
Form of Certificate for Partnership Units of Kilroy Realty, L.P. (previously filed by Kilroy Realty, L.P., as an exhibit to the General Form for Registration of Securities on Form 10 as filed with the Securities and Exchange Commission on August 18, 2010)

4.8
Indenture, dated May 24, 2010, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, including the form of 6.625% Senior Notes due 2020 and the form of the related guarantee (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 25, 2010)

4.9
Registration Rights Agreement, dated May 24, 2010, among Kilroy Realty, L.P., Kilroy Realty Corporation, J.P. Morgan Securities Inc., Banc of America Securities LLC and Barclays Capital Inc. (previously filed by Kilroy Realty Corporation as an exhibit on Form 8−K as filed with the Securities and Exchange Commission on May 25, 2010)

4.10
Officers’ Certificate pursuant to Sections 101, 201, 301 and 303 of the Indenture dated March 1, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “4.800% Notes due 2018,” including the form of 4.800% Notes due 2018 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 6, 2011)

Exhibit Number	Description
4.11	Registration Rights Agreement, dated July 31, 2012 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2012)
4.12
Officers’ Certificate pursuant to Sections 101, 201, 301 and 303 of the Indenture dated March 1, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “3.800% Notes due 2023,” including the form of 3.800% Notes due 2023 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 14, 2013)

4.13
Indenture, dated March 1, 2011, by and among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit to the Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on October 2, 2013)

4.14
Supplemental Indenture, dated July 5, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit to the Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on October 2, 2013)

4.15
Officers’ Certificate pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “4.25% Senior Notes due 2029,” including the form of 4.25% Senior Notes due 2029 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on August 6, 2014)

4.16
Officers’ Certificate, dated September 16, 2015, pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “4.375% Senior Notes due 2025,” including the form of 4.375% Senior Notes due 2025 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on September 16, 2015)

4.17
The Company is party to agreements in connection with long-term debt obligations, none of which individually exceeds ten percent of the total assets of the Company on a consolidated basis. Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Company agrees to furnish copies of these agreements to the Commission upon request

10.1
Pledge Agreement by and among Kilroy Realty, L.P., John B. Kilroy, Sr., John B. Kilroy, Jr. and Kilroy Industries (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553))

10.2†
1997 Stock Option and Incentive Plan of the Registrant and Kilroy Realty, L.P. (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553))

10.3
Lease Agreement, dated January 24, 1989, by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase I (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 2 to Form S-11 (No. 333-15553))

10.4
First Amendment to Lease Agreement, dated December 28, 1990, by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase I (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 2 to Form S-11 (No. 333-15553))

10.5	Second Amendment to Lease Agreement, dated April 28, 1997, by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase I
10.6	Third Amendment to Lease Agreement, dated June 20, 2002, by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase I
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

Exhibit Number	Description
10.9	Second Amendment to Lease Agreement, dated April 28, 1997, by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase II
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

10.14	Fourth Amendment to Lease Agreement, dated June 20, 2002, by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III
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

10.17
License Agreement by and among the Registrant and the other persons named therein (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 4 to Form S-11 (No. 333-15553))

10.18
Contribution Agreement, dated October 21, 1997, by and between Kilroy Realty, L.P., Kilroy Realty Corporation, The Allen Group and the Allens (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 21, 1997)

10.19
Amendment to the Contribution Agreement, dated October 14, 1998, by and between Kilroy Realty, L.P., Kilroy Realty Corporation, The Allen Group and the Allens dated October 21, 1997 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended September 30, 1998)

10.20†	Form of Restricted Stock Award Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 8, 2007)
10.21†	Kilroy Realty Corporation 2007 Deferred Compensation Plan (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2007)
10.22†
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

10.24†	Kilroy Realty Corporation Stock Award Deferral Program (previously filed by Kilroy Realty Corporation as an exhibit to Form 8-K as filed with the Securities and Exchange Commission on January 2, 2008)
10.25†
Form of Indemnification Agreement of Kilroy Realty Corporation with certain officers and directors (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2009)

10.26†
Separation Agreement and Release, dated December 16, 2009, by and between Richard E. Moran Jr., Kilroy Realty, L.P. and Kilroy Realty Corporation (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2009)

Exhibit Number	Description
10.27
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

10.28
Promissory Note, dated January 12, 2011, executed by Kilroy Realty 303, LLC (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 13, 2011)

10.29
Deed of Trust, Security Agreement and Fixture Filing, dated January 12, 2011, executed by Kilroy Realty 303, LLC (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 13, 2011)

10.30
Guaranty, dated January 12, 2011, executed by Kilroy Realty, L.P. (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 13, 2011)

10.31
Unsecured Indemnity Agreement, dated January 12, 2011, executed by Kilroy Realty 303, LLC (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8−K as filed with the Securities and Exchange Commission on January 13, 2011)

10.32†
Kilroy Realty Corporation Form of Stock Option Grant Notice and Stock Option Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 24, 2012)

10.33†
Amended and Restated Employment Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and John B. Kilroy, Jr. (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on April 4, 2012)

10.34†
Noncompetition Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and John B. Kilroy, Jr. (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on April 4, 2012)

10.35	Term Loan Agreement, dated March 29, 2012 (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on April 2, 2012)
10.36	First Amendment to Term Loan Agreement, dated November 28, 2012 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2012)
10.37	Guaranty of Payment of Kilroy Realty Corporation, dated March 29, 2012 (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on April 2, 2012)
10.38	Promissory Note, dated June 28, 2012 (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2012)
10.39
Loan Agreement, dated June 28, 2012, by and between KR MML 12701, LLC and Massachusetts Mutual Life Insurance Company (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2012)

10.40
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Irvine) for 2211 Michelson Drive, Irvine, California, dated June 28, 2012 (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2012)

10.41
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Santa Monica) for 2100-2110 Colorado Avenue, Santa Monica, California, dated June 28, 2012 (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2012)

10.42	Recourse Guaranty Agreement, dated June 28, 2012 (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2012)
10.43	Environmental Indemnification Agreement, dated June 28, 2012 (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2012)

Exhibit Number	Description
10.44†
Kilroy Realty Corporation 2006 Incentive Award Plan Restricted Stock Unit Agreement by and between Kilroy Realty Corporation and Jeffrey C. Hawken, dated April 4, 2013 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2013)

10.45†
Kilroy Realty Corporation 2006 Incentive Award Plan Restricted Stock Unit Agreement by and between Kilroy Realty Corporation and John Kilroy, Jr., dated March 30, 2012 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2013)

10.46†	Form of Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2013)
10.47†	Form of Stock Award Deferral Program Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2013)
10.48†	Form of Performance-Vest Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2014)
10.49†	Form of Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2014)
10.50†
Form of Restricted Stock Unit Agreement for Non-Employee Members of the Board of Directors (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2014)

10.51†	Kilroy Realty 2006 Incentive Award Plan (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on May 21, 2015)
10.52	Amended and Restated Revolving Credit Agreement, dated June 23, 2014 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2014)
10.53	Amended and Restated Guaranty, dated June 23, 2014 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2014)
10.54	Term Loan Agreement, dated July 31, 2014 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended September 30, 2014)
10.55	Guaranty, dated July 31, 2014 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended September 30, 2014)
10.56
Sales Agreement, dated December 12, 2014, between Kilroy Realty Corporation, Kilroy Realty, L.P. and RBC Capital Markets, LLC (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2014)

10.57
Sales Agreement, dated December 12, 2014, between Kilroy Realty Corporation, Kilroy Realty, L.P. and Jefferies LLC (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2014)

10.58
Sales Agreement, dated December 12, 2014, between Kilroy Realty Corporation, Kilroy Realty, L.P. and KeyBanc Capital Markets Inc. (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2014)

10.59
Sales Agreement, dated December 12, 2014, between Kilroy Realty Corporation, Kilroy Realty, L.P. and BNP Paribas Securities Corp. (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2014)

10.60
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

10.62†	Form of Performance-Vest Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2015)
10.63†	Form of Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2015)
10.64†
Form of Restricted Stock Unit Agreement for Non-Employee Members of the Board of Directors (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2015)

Exhibit Number	Description
10.65†*	Amended and Restated Employment Agreement and Non-Competition Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Jeffrey C. Hawken effective as of December 31, 2015
10.66†*	Kilroy Realty Corporation Director Compensation Policy effective as of January 1, 2016
12.1*	Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges and Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Dividends of Kilroy Realty Corporation
12.2*	Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges of Kilroy Realty, L.P.
21.1*	List of Subsidiaries of Kilroy Realty Corporation
21.2*	List of Subsidiaries of Kilroy Realty, L.P.
23.1*	Consent of Deloitte & Touche LLP for Kilroy Realty Corporation
23.2*	Consent of Deloitte & Touche LLP for Kilroy Realty, L.P.
24.1*	Power of Attorney (included on the signature page of this Form 10-K)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty Corporation
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty Corporation
31.3*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty, L.P.
31.4*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty, L.P.
32.1*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty Corporation
32.2*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty Corporation
32.3*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty, L.P.
32.4*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty, L.P.
101.1
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Capital, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.(1)

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