Form 10-Q
period 2016-03-31
KILROY REALTY CORP; Kilroy Realty, L.P.
filed 2016-04-28
CIK 1025996, 1493976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Kilroy Realty Corporation Yes  ☐     No   ☑
Kilroy Realty, L.P. Yes  ☐     No   ☑
As of April 22, 2016, 92,237,314 shares of Kilroy Realty Corporation common stock, par value $.01 per share, were outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2016 of Kilroy Realty Corporation and Kilroy Realty, L.P. Unless stated otherwise or the context otherwise requires, references to “Kilroy Realty Corporation” or the “Company,” “we,” “our,” and “us” mean Kilroy Realty Corporation, a Maryland corporation, and its controlled and consolidated subsidiaries, and references to “Kilroy Realty, L.P.” or the “Operating Partnership” mean Kilroy Realty, L.P., a Delaware limited partnership, and its controlled and consolidated subsidiaries.
The Company is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of March 31, 2016, the Company owned an approximate 97.2% common general partnership interest in the Operating Partnership. The remaining approximate 2.8% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of the Company. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and cause changes in its line of business, capital structure and distribution policies.
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
To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	consolidated financial statements;

•	the following notes to the consolidated financial statements:

◦	Note 8, Stockholders’ Equity of the Company;

◦	Note 9, Partners’ Capital of the Operating Partnership;

i

◦	Note 13, Net Income Available to Common Stockholders Per Share of the Company;

◦	Note 14, Net Income Available to Common Unitholders Per Unit of the Operating Partnership;

◦	Note 15, Supplemental Cash Flow Information of the Company; and

◦	Note 16, Supplemental Cash Flow Information of the Operating Partnership;

•	“Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

◦	—Liquidity and Capital Resources of the Company;” and

◦	—Liquidity and Capital Resources of the Operating Partnership.”
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
QUARTERLY REPORT FOR THE THREE MONTHS ENDED MARCH 31, 2016

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY CORPORATION

KILROY REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2016	December 31, 2015
ASSETS	(unaudited)
REAL ESTATE ASSETS:
Land and improvements	$978,643	$875,794
Buildings and improvements	4,501,062	4,091,012
Undeveloped land and construction in progress (Note 2)	1,018,738	1,361,340
Total real estate assets held for investment	6,498,443	6,328,146
Accumulated depreciation and amortization	(1,034,315)	(994,241)
Total real estate assets held for investment, net	5,464,128	5,333,905
REAL ESTATE ASSETS AND OTHER ASSETS HELD FOR SALE, NET	—	117,666
CASH AND CASH EQUIVALENTS	38,645	56,508
RESTRICTED CASH (Notes 1 and 3)	261,600	696
MARKETABLE SECURITIES (Note 12)	13,418	12,882
CURRENT RECEIVABLES, NET (Note 5)	9,540	11,153
DEFERRED RENT RECEIVABLES, NET (Note 5)	199,232	189,704
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Note 4)	186,271	176,683
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 1)	31,276	27,233
TOTAL ASSETS	$6,204,110	$5,926,430
LIABILITIES AND EQUITY
LIABILITIES:
Secured debt, net (Notes 1, 6 and 12)	$378,080	$380,835
Unsecured debt, net (Notes 1, 6 and 12)	1,845,313	1,844,634
Unsecured line of credit (Notes 6 and 12)	75,000	—
Accounts payable, accrued expenses and other liabilities	265,863	246,323
Accrued dividends and distributions (Note 17)	35,317	34,992
Deferred revenue and acquisition-related intangible liabilities, net (Note 4)	131,296	128,156
Rents received in advance and tenant security deposits	48,543	49,361
Liabilities of real estate assets held for sale	—	7,543
Total liabilities	2,779,412	2,691,844
COMMITMENTS AND CONTINGENCIES (Note 11)
EQUITY:
Stockholders’ Equity (Note 8):
Preferred stock, $.01 par value, 30,000,000 shares authorized:
6.875% Series G Cumulative Redeemable Preferred stock, $.01 par value, 4,600,000 shares authorized, 4,000,000 shares issued and outstanding ($100,000 liquidation preference)	96,155	96,155
6.375% Series H Cumulative Redeemable Preferred stock, $.01 par value, 4,000,000 shares authorized, issued and outstanding ($100,000 liquidation preference)	96,256	96,256
Common stock, $.01 par value, 150,000,000 shares authorized, 92,229,464 and 92,258,690 shares issued and outstanding, respectively	922	923
Additional paid-in capital	3,066,994	3,047,894
Retained earnings/(distributions in excess of earnings)	67,981	(70,262)
Total stockholders’ equity	3,328,308	3,170,966
Noncontrolling Interests:
Common units of the Operating Partnership (Note 7)	89,675	57,100
Noncontrolling interest in consolidated subsidiary (Note 1)	6,715	6,520
Total noncontrolling interests	96,390	63,620
Total equity	3,424,698	3,234,586
TOTAL LIABILITIES AND EQUITY	$6,204,110	$5,926,430

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015
REVENUES
Rental income	$133,755	$130,932
Tenant reimbursements	11,404	14,425
Other property income	287	725
Total revenues	145,446	146,082
EXPENSES
Property expenses	25,965	24,714
Real estate taxes	11,032	12,715
Provision for bad debts	—	242
Ground leases	829	776
General and administrative expenses	13,437	12,768
Acquisition-related expenses	62	128
Depreciation and amortization	50,440	51,487
Total expenses	101,765	102,830
OTHER (EXPENSES) INCOME
Interest income and other net investment gains (Note 12)	271	360
Interest expense (Note 6)	(11,829)	(16,878)
Total other (expenses) income	(11,558)	(16,518)
INCOME FROM OPERATIONS BEFORE GAINS ON SALES OF REAL ESTATE	32,123	26,734
Gains on sale of land	—	17,268
Gains on sale of depreciable operating properties (Note 3)	145,990	—
NET INCOME	178,113	44,002
Net income attributable to noncontrolling common units of the Operating Partnership	(3,610)	(815)
Net income attributable to noncontrolling interest in consolidated subsidiary	(195)	—
Total income attributable to noncontrolling interest	(3,805)	(815)
NET INCOME ATTRIBUTABLE TO KILROY REALTY CORPORATION	174,308	43,187
PREFERRED DIVIDENDS	(3,313)	(3,313)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$170,995	$39,874
Net income available to common stockholders per share – basic (Note 13)	$1.85	$0.45
Net income available to common stockholders per share – diluted (Note 13)	$1.84	$0.45
Weighted average common shares outstanding – basic (Note 13)	92,224,522	86,896,776
Weighted average common shares outstanding – diluted (Note 13)	92,734,543	87,434,366
Dividends declared per common share	$0.35	$0.35

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share and per share/unit data)

		Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AS OF DECEMBER 31, 2014	$192,411	86,259,684	$863	$2,635,900	$(162,964)	$2,666,210	$57,726	$2,723,936
Net income					43,187	43,187	815	44,002
Issuance of common stock		1,507,393	15	113,082		113,097		113,097
Issuance of share-based compensation awards				413		413		413
Noncash amortization of share-based compensation				4,302		4,302		4,302
Repurchase of common stock, stock options and restricted stock units		(20,429)		(1,821)		(1,821)		(1,821)
Settlement of restricted stock units for shares of common stock		36,699		—		—		—
Exercise of stock options		237,000	2	10,480		10,482		10,482
Exchange of common units of the Operating Partnership		11,030		316		316	(316)	—
Adjustment for noncontrolling interest				(1,496)		(1,496)	1,496	—
Preferred dividends					(3,313)	(3,313)		(3,313)
Dividends declared per common share and common unit ($0.35 per share/unit)					(31,265)	(31,265)	(627)	(31,892)
BALANCE AS OF MARCH 31, 2015	$192,411	88,031,377	$880	$2,761,176	$(154,355)	$2,800,112	$59,094	$2,859,206

		Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings /(Distributions in Excess of Earnings)
BALANCE AS OF DECEMBER 31, 2015	$192,411	92,258,690	$923	$3,047,894	$(70,262)	$3,170,966	$63,620	$3,234,586
Net income					174,308	174,308	3,805	178,113
Issuance of share-based compensation awards				404		404		404
Noncash amortization of share-based compensation				5,911		5,911		5,911
Exercise of stock options		6,000	—	256		256		256
Repurchase of common stock, stock options and restricted stock units		(92,089)	(1)	(5,618)		(5,619)		(5,619)
Settlement of restricted stock units for shares of common stock		55,663	—	(1)		(1)		(1)
Issuance of common units in connection with acquisition (Note 2)							48,033	48,033
Exchange of common units of the Operating Partnership		1,200	—	39		39	(39)	—
Adjustment for noncontrolling interest				18,109		18,109	(18,109)	—
Preferred dividends					(3,313)	(3,313)		(3,313)
Dividends declared per common share and common unit ($0.35 per share/unit)					(32,752)	(32,752)	(920)	(33,672)
BALANCE AS OF MARCH 31, 2016	$192,411	92,229,464	$922	$3,066,994	$67,981	$3,328,308	$96,390	$3,424,698

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$178,113	$44,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of building and improvements and leasing costs	49,664	50,843
Depreciation of furniture, fixtures and equipment	776	644
Increase in provision for bad debts	—	242
Noncash amortization of share-based compensation awards	4,703	3,571
Noncash amortization of deferred financing costs and debt discounts and premiums	609	454
Noncash amortization of net below market rents (Note 4)	(1,603)	(1,928)
Gains on sale of depreciable operating properties (Note 3)	(145,990)	—
Gains on sale of land	—	(17,268)
Noncash amortization of deferred revenue related to tenant-funded tenant improvements	(2,888)	(3,013)
Straight-line rents	(9,451)	(19,692)
Net change in other operating assets	1,561	(8,421)
Net change in other operating liabilities	2,710	5,545
Net cash provided by operating activities	78,204	54,979
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for development properties and undeveloped land	(63,702)	(89,810)
Expenditures for acquisition of undeveloped land (Note 2)	(33,513)	(50,435)
Expenditures for operating properties	(25,938)	(24,345)
Net proceeds received from dispositions (Note 3)	262,409	25,563
(Increase) decrease in restricted cash (Note 3)	(260,904)	58,619
(Increase) decrease in acquisition-related deposits	(4,085)	3,099
Increase in note receivable	(1,000)	—
Net cash used in investing activities	(126,733)	(77,309)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	113,097
Borrowings on unsecured revolving credit facility	80,000	150,000
Repayments on unsecured revolving credit facility	(5,000)	(160,000)
Principal payments on secured debt (Note 6)	(2,377)	(28,472)
Financing costs	(337)	(397)
Repurchase of common stock and restricted stock units	(5,619)	(1,821)
Proceeds from exercise of stock options	256	10,482
Dividends and distributions paid to common stockholders and common unitholders	(32,944)	(30,846)
Dividends and distributions paid to preferred stockholders and preferred unitholders	(3,313)	(3,313)
Net cash provided by financing activities	30,666	48,730
Net (decrease) increase in cash and cash equivalents	(17,863)	26,400
Cash and cash equivalents, beginning of period	56,508	23,781
Cash and cash equivalents, end of period	$38,645	$50,181

See accompanying notes to consolidated financial statements.

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY, L.P.

KILROY REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	March 31, 2016	December 31, 2015
ASSETS	(unaudited)
REAL ESTATE ASSETS:
Land and improvements	$978,643	$875,794
Buildings and improvements	4,501,062	4,091,012
Undeveloped land and construction in progress (Note 2)	1,018,738	1,361,340
Total real estate assets held for investment	6,498,443	6,328,146
Accumulated depreciation and amortization	(1,034,315)	(994,241)
Total real estate assets held for investment, net	5,464,128	5,333,905
REAL ESTATE ASSETS AND OTHER ASSETS HELD FOR SALE, NET	—	117,666
CASH AND CASH EQUIVALENTS	38,645	56,508
RESTRICTED CASH (Notes 1 and 3)	261,600	696
MARKETABLE SECURITIES (Note 12)	13,418	12,882
CURRENT RECEIVABLES, NET (Note 5)	9,540	11,153
DEFERRED RENT RECEIVABLES, NET (Note 5)	199,232	189,704
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Note 4)	186,271	176,683
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 1)	31,276	27,233
TOTAL ASSETS	$6,204,110	$5,926,430
LIABILITIES AND CAPITAL
LIABILITIES:
Secured debt, net (Notes 1, 6 and 12)	$378,080	$380,835
Unsecured debt, net (Notes 1, 6 and 12)	1,845,313	1,844,634
Unsecured line of credit (Notes 6 and 12)	75,000	—
Accounts payable, accrued expenses and other liabilities	265,863	246,323
Accrued distributions (Note 17)	35,317	34,992
Deferred revenue and acquisition-related intangible liabilities, net (Note 4)	131,296	128,156
Rents received in advance and tenant security deposits	48,543	49,361
Liabilities of real estate assets held for sale	—	7,543
Total liabilities	2,779,412	2,691,844
COMMITMENTS AND CONTINGENCIES (Note 11)
CAPITAL:
Partners’ Capital (Note 9):
6.875% Series G Cumulative Redeemable Preferred units, 4,000,000 units issued and outstanding ($100,000 liquidation preference)	96,155	96,155
6.375% Series H Cumulative Redeemable Preferred units, 4,000,000 units issued and outstanding ($100,000 liquidation preference)	96,256	96,256
Common units, 92,229,464 and 92,258,690 held by the general partner and 2,631,276 and 1,764,775 held by common limited partners issued and outstanding, respectively	3,221,441	3,031,609
Total partners’ capital	3,413,852	3,224,020
Noncontrolling interests in consolidated subsidiaries (Note 1)	10,846	10,566
Total capital	3,424,698	3,234,586
TOTAL LIABILITIES AND CAPITAL	$6,204,110	$5,926,430

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2016	2015
REVENUES
Rental income	$133,755	$130,932
Tenant reimbursements	11,404	14,425
Other property income	287	725
Total revenues	145,446	146,082
EXPENSES
Property expenses	25,965	24,714
Real estate taxes	11,032	12,715
Provision for bad debts	—	242
Ground leases	829	776
General and administrative expenses	13,437	12,768
Acquisition-related expenses	62	128
Depreciation and amortization	50,440	51,487
Total expenses	101,765	102,830
OTHER (EXPENSES) INCOME
Interest income and other net investment gains (Note 12)	271	360
Interest expense (Note 6)	(11,829)	(16,878)
Total other (expenses) income	(11,558)	(16,518)
INCOME FROM OPERATIONS BEFORE GAINS ON SALES OF REAL ESTATE	32,123	26,734
Gains on sale of land	—	17,268
Gains on sale of depreciable operating properties (Note 3)	145,990	—
NET INCOME	178,113	44,002
Net income attributable to noncontrolling interests in consolidated subsidiaries	(280)	(75)
NET INCOME ATTRIBUTABLE TO KILROY REALTY, L.P.	177,833	43,927
PREFERRED DISTRIBUTIONS	(3,313)	(3,313)
NET INCOME AVAILABLE TO COMMON UNITHOLDERS	$174,520	$40,614
Net income available to common unitholders per unit – basic (Note 14)	$1.85	$0.45
Net income available to common unitholders per unit – diluted (Note 14)	$1.84	$0.45
Weighted average common units outstanding – basic (Note 14)	94,188,520	88,693,306
Weighted average common units outstanding – diluted (Note 14)	94,698,541	89,230,896
Dividends declared per common unit	$0.35	$0.35

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(Unaudited; in thousands, except unit and per unit data)

	Partners’ Capital			Total Partners’ Capital	Noncontrolling Interests in Consolidated Subsidiaries
	Preferred Units	Number of Common Units	Common Units			Total Capital
BALANCE AS OF DECEMBER 31, 2014	$192,411	88,063,884	$2,521,900	$2,714,311	$9,625	$2,723,936
Net income			43,927	43,927	75	44,002
Issuance of common units		1,507,393	113,097	113,097		113,097
Issuance of share-based compensation awards			413	413		413
Noncash amortization of share-based compensation			4,302	4,302		4,302
Repurchase of common units, stock options and restricted stock units		(20,429)	(1,821)	(1,821)		(1,821)
Settlement of restricted stock units		36,699	—	—		—
Exercise of stock options		237,000	10,482	10,482		10,482
Preferred distributions			(3,313)	(3,313)		(3,313)
Distributions declared per common unit ($0.35 per unit)			(31,892)	(31,892)		(31,892)
BALANCE AS OF MARCH 31, 2015	$192,411	89,824,547	$2,657,095	$2,849,506	$9,700	$2,859,206

	Partners’ Capital			Total Partners’ Capital	Noncontrolling Interests in Consolidated Subsidiaries
	Preferred Units	Number of Common Units	Common Units			Total Capital
BALANCE AS OF DECEMBER 31, 2015	$192,411	94,023,465	$3,031,609	$3,224,020	$10,566	$3,234,586
Net income			177,833	177,833	280	178,113
Issuance of common units in connection with acquisition (Note 2)		867,701	48,033	48,033		48,033
Issuance of share-based compensation awards			404	404		404
Noncash amortization of share-based compensation			5,911	5,911		5,911
Exercise of stock options		6,000	256	256		256
Repurchase of common units, stock options and restricted stock units		(92,089)	(5,619)	(5,619)		(5,619)
Settlement of restricted stock units		55,663	(1)	(1)		(1)
Preferred distributions			(3,313)	(3,313)		(3,313)
Distributions declared per common unit ($0.35 per unit)			(33,672)	(33,672)		(33,672)
BALANCE AS OF MARCH 31, 2016	$192,411	94,860,740	$3,221,441	$3,413,852	$10,846	$3,424,698

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$178,113	$44,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of building and improvements and leasing costs	49,664	50,843
Depreciation of furniture, fixtures and equipment	776	644
Increase in provision for bad debts	—	242
Noncash amortization of share-based compensation awards	4,703	3,571
Noncash amortization of deferred financing costs and debt discounts and premiums	609	454
Noncash amortization of net below market rents (Note 4)	(1,603)	(1,928)
Gains on sales of depreciable operating properties (Note 3)	(145,990)	—
Gains on sale of land	—	(17,268)
Noncash amortization of deferred revenue related to tenant-funded tenant improvements	(2,888)	(3,013)
Straight-line rents	(9,451)	(19,692)
Net change in other operating assets	1,561	(8,421)
Net change in other operating liabilities	2,710	5,545
Net cash provided by operating activities	78,204	54,979
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for development properties and undeveloped land	(63,702)	(89,810)
Expenditures for acquisition of undeveloped land (Note 2)	(33,513)	(50,435)
Expenditures for operating properties	(25,938)	(24,345)
Net proceeds received from dispositions (Note 3)	262,409	25,563
(Increase) decrease in restricted cash (Note 3)	(260,904)	58,619
(Increase) decrease in acquisition-related deposits	(4,085)	3,099
Increase in note receivable	(1,000)	—
Net cash used in investing activities	(126,733)	(77,309)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	113,097
Borrowings on unsecured revolving credit facility	80,000	150,000
Repayments on unsecured revolving credit facility	(5,000)	(160,000)
Principal payments on secured debt (Note 6)	(2,377)	(28,472)
Financing costs	(337)	(397)
Repurchase of common stock and restricted stock units	(5,619)	(1,821)
Proceeds from exercise of stock options	256	10,482
Dividends and distributions paid to common unitholders	(32,944)	(30,846)
Dividends and distributions paid to preferred unitholders	(3,313)	(3,313)
Net cash provided by financing activities	30,666	48,730
Net (decrease) increase in cash and cash equivalents	(17,863)	26,400
Cash and cash equivalents, beginning of period	56,508	23,781
Cash and cash equivalents, end of period	$38,645	$50,181

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2016 and 2015

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

We own our interests in all of our real estate assets through Kilroy Realty, L.P. (the “Operating Partnership”) and Kilroy Realty Finance Partnership, L.P. (the “Finance Partnership”). We generally conduct substantially all of our operations through the Operating Partnership. Unless stated otherwise or the context indicates otherwise, the terms “Kilroy Realty Corporation” or the “Company,” “we,” “our,” and “us” refer to Kilroy Realty Corporation and its consolidated subsidiaries and the term “Operating Partnership” refers to Kilroy Realty, L.P. and its consolidated subsidiaries. The descriptions of our business, employees and properties apply to both the Company and the Operating Partnership.

Our stabilized portfolio of operating properties was comprised of the following office properties at March 31, 2016:

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied
Stabilized Office Properties	103	13,671,730	523	94.9%

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

During the three months ended March 31, 2016, we stabilized two development projects consisting of 455,340 rentable square feet and 185,602 rentable square feet in San Francisco, California which were included in our stabilized portfolio as of March 31, 2016. As of March 31, 2016, the following “lease up” properties and development projects under construction were excluded from our stabilized portfolio. We did not have any redevelopment properties at March 31, 2016.

	Number of Properties/Projects	Estimated Rentable Square Feet
Development projects in “lease-up”	2	443,000
Development projects under construction (1)	2	905,000
________________________

(1)	Estimated rentable square feet upon completion.

Our stabilized portfolio also excludes our near-term and future development pipeline, which as of March 31, 2016 was comprised of ten development sites, representing approximately 101 gross acres of undeveloped land.

As of March 31, 2016, all of our stabilized portfolio properties and development projects were owned and all of our business was conducted in the state of California with the exception of twelve office properties and one future development project located in the state of Washington. As of March 31, 2016, we owned 100% of all of our properties and development projects, excluding two recently completed office properties owned by Redwood City Partners, LLC (“Redwood LLC”), a consolidated subsidiary, and one undeveloped land parcel held at a qualified intermediary for potential future transactions that are intended to qualify as

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

like-kind exchanges pursuant to Section 1031 of the Code (“Section 1031 Exchanges”) to defer taxable gains on dispositions for federal and state income tax purposes that been consolidated for financial reporting purposes.

Ownership and Basis of Presentation

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

As of March 31, 2016, the Company owned an approximate 97.2% common general partnership interest in the Operating Partnership. The remaining approximate 2.8% common limited partnership interest in the Operating Partnership as of March 31, 2016 was owned by non-affiliated investors and certain of our executive officers and directors (see Note 7). Both the general and limited common partnership interests in the Operating Partnership are denominated in common units. Generally, the number of common units held by the Company is equivalent to the number of outstanding shares of the Company’s common stock, and the rights of all the common units to quarterly distributions and payments in liquidation mirror those of the Company’s common stockholders. The common limited partners have certain redemption rights as provided in the Operating Partnership’s Seventh Amended and Restated Agreement of Limited Partnership, as amended, the “Partnership Agreement” (see Note 7).

Kilroy Realty Finance, Inc., which is a wholly owned subsidiary of the Company, is the sole general partner of the Finance Partnership and owns a 1.0% common general partnership interest in the Finance Partnership. The Operating Partnership owns the remaining 99.0% common limited partnership interest. Kilroy Services, LLC (“KSLLC”), which is a wholly owned subsidiary of the Operating Partnership, is the entity through which we generally conduct substantially all of our development activities. As of March 31, 2016, the Company owned an approximate 93% equity interest in Redwood LLC. The remaining interest was owned by an unrelated third party. With the exception of the Operating Partnership and Redwood LLC, all of our subsidiaries are wholly owned.

The accompanying interim financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The interim financial statements for the Company and the Operating Partnership should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2015.

Adoption of New Accounting Pronouncements
Variable Interest Entities
Effective January 1, 2016, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2015-02 (“ASU 2015-02”), which amended certain guidance with respect to the evaluation of Variable Interest Entities (“VIEs”) and when a reporting entity is required to consolidate certain legal entities. Specifically, the amendments: (i) modify the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidation analysis of reporting entities that are involved with VIEs, and (iv) provide a scope exception for certain entities.
Under the new guidance, effective January 1, 2016 the Operating Partnership was determined to be a VIE of the Company as the Operating Partnership is a limited partnership in which the common limited partners do not have substantive kick-out rights or participating rights. However, given that the Company was deemed to be the primary beneficiary of the Operating Partnership, the adoption of this new guidance and the conclusion that the Operating Partnership was a VIE did not have any impact on our consolidated financial statements since the conclusion to consolidate the Operating Partnership still applied. The Operating Partnership was the only new VIE identified as part of the adoption of the guidance as of January 1, 2016.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2015 and March 31, 2016, the consolidated financial statements of the Company and the Operating Partnership included two other VIEs in which we were deemed to be the primary beneficiary. One VIE, Redwood LLC, was established in 2013 in connection with an undeveloped land acquisition. The other VIE was established in the fourth quarter of 2015 to facilitate potential future Section 1031 Exchanges to defer taxable gains on dispositions for federal income tax purposes. At March 31, 2016, the impact of consolidating the other VIEs increased the Company’s total assets, liabilities and noncontrolling interests by approximately $208.3 million (of which $187.3 million related to real estate held for investment on our consolidated balance sheet), approximately $26.3 million and approximately $6.7 million, respectively. At December 31, 2015, the impact of consolidating the VIEs increased the Company’s total assets, liabilities and noncontrolling interests by approximately $203.3 million (of which $187.3 million related to real estate held for investment on our consolidated balance sheet), approximately $28.8 million and approximately $6.5 million, respectively.
Reclassification of Debt Issuance Costs
Effective January 1, 2016, the Company adopted FASB ASU No. 2015-03 and No. 2015-15, which requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. However, for line-of-credit arrangements, entities may defer and present debt issuance costs as an asset and amortize the costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. As a result of our adoption of the guidance, $1.1 million of deferred financing costs as of December 31, 2015 were reclassified to reduce secured debt, net and $12.0 million of deferred financing costs as of December 31, 2015 were reclassified to reduce unsecured debt, net in the December 31, 2015 balances on our consolidated balance sheets. In addition, $4.6 million of deferred financing costs relating to our unsecured line of credit as of December 31, 2015 were reclassified to prepaid expenses and other assets, net in the December 31, 2015 balances on our consolidated balance sheets. The guidance did not have a material impact on our consolidated financial statements.
Recently Issued Accounting Pronouncements

On February 25, 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”) to amend the accounting guidance for leases. The accounting applied by a lessor is largely unchanged under ASU 2016-02. However, the standard requires lessees to recognize lease assets and lease liabilities for leases classified as operating leases on the balance sheet. Lessees will recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it will recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and early adoption is permitted. The Company is currently assessing the impact of the guidance on our consolidated financial statements and notes to our consolidated financial statements.
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

On January 5, 2016, the FASB issued ASU No. 2016-01 to amend the accounting guidance on the classification and measurement of financial instruments. The standard requires that all investments in equity securities, including other ownership interests, are carried at fair value through net income. This requirement does not apply to investments that qualify for equity method accounting or to those that result in consolidation of the investee or for which the entity has elected the predictability exception to fair value measurement. Additionally, the standard requires that the portion of the total fair value change caused by a change in instrument-specific credit risk for financial liabilities for which the fair value option has been elected would be recognized in other comprehensive income. Any accumulated amount remaining in other comprehensive income is reclassified to earnings when the liability is extinguished. The Company does not anticipate the guidance to have a material impact on our consolidated financial statements or notes to our consolidated financial statements.
On March 30, 2016, the FASB issued ASU No. 2016-09 (“ASU 2016-09”) to amend the accounting guidance for share-based payment accounting. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and interim periods within those annual periods and early adoption is permitted. The Company is currently assessing the impact of the guidance on our consolidated financial statements and notes to our consolidated financial statements.
2.    Acquisitions

Development Project Acquisitions

On March 11, 2016, we acquired an approximately 1.75 acre development site located at 610-620 Brannan Street in San Francisco, CA from an unrelated third party. This land parcel is immediately adjacent to our Flower Mart project in the SOMA submarket of San Francisco and with the addition of this newly acquired site, our Flower Mart project is now comprised of approximately 6.9 acres. The acquisition was funded through $31.0 million in cash and the issuance of 867,701 common units in the Operating Partnership valued at approximately $48.0 million (see Note 9). In addition, the Company paid $2.4 million in seller transaction costs and recorded $4.7 million in accrued liabilities in connection with this acquisition. As of March 31, 2016, the underlying assets were included as undeveloped land and construction in progress on our consolidated balance sheets.

3.    Dispositions

Operating Property Dispositions

The following table summarizes the operating properties sold during the three months ended March 31, 2016. These properties were classified as held for sale at December 31, 2015:

Location	Property Type	Month of Disposition	Number of Buildings	Rentable Square Feet	Sales Price (1) (in millions)
Torrey Santa Fe Properties (2)	Office	January	4	465,812	$262.3

________________________

(1)	Represents gross sales price before the impact of broker commissions and closing costs.

(2)	The Torrey Santa Fe Properties include the following: 7525 Torrey Santa Fe, 7535 Torrey Santa Fe, 7545 Torrey Santa Fe, and 7555 Torrey Santa Fe.

The total gains on sale of the four properties sold during the three months ended March 31, 2016 was $146.0 million. As of March 31, 2016, approximately $258.1 million of net proceeds related to this disposition were temporarily being held at qualified intermediaries, at our direction, for the purpose of facilitating potential future Section 1031 Exchanges. The cash proceeds are included in restricted cash on our consolidated balance sheets at March 31, 2016.

Land Disposition

During the three months ended March 31, 2016, the Company sold a 7.6 acre land parcel located in Carlsbad, California for a gross sales price of $4.5 million. The land parcel was classified as held for sale at December 31, 2015.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.    Deferred Leasing Costs and Acquisition-Related Intangible Assets and Liabilities, net

The following table summarizes our deferred leasing costs and acquisition-related intangible assets (acquired value of leasing costs, above-market operating leases, in-place leases and below-market ground lease obligation) and intangible liabilities (acquired value of below-market operating leases and above-market ground lease obligation) as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(in thousands)
Deferred Leasing Costs and Acquisition-Related Intangible Assets, net:
Deferred leasing costs	$223,224	$205,888
Accumulated amortization	(77,211)	(72,745)
Deferred leasing costs, net	146,013	133,143
Above-market operating leases	10,688	10,989
Accumulated amortization	(6,830)	(6,739)
Above-market operating leases, net	3,858	4,250
In-place leases	70,644	72,639
Accumulated amortization	(34,703)	(33,810)
In-place leases, net	35,941	38,829
Below-market ground lease obligation	490	490
Accumulated amortization	(31)	(29)
Below-market ground lease obligation, net	459	461
Total deferred leasing costs and acquisition-related intangible assets, net	$186,271	$176,683
Acquisition-Related Intangible Liabilities, net: (1)
Below-market operating leases	$52,733	$53,502
Accumulated amortization	(28,300)	(27,074)
Below-market operating leases, net	24,433	26,428
Above-market ground lease obligation	6,320	6,320
Accumulated amortization	(450)	(424)
Above-market ground lease obligation, net	5,870	5,896
Total acquisition-related intangible liabilities, net	$30,303	$32,324
________________________

(1)	Included in deferred revenue and acquisition-related intangible liabilities, net in the consolidated balance sheets.

The following table sets forth amortization related to deferred leasing costs and acquisition-related intangibles for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Deferred leasing costs (1)	$6,783	$6,822
Above-market operating leases (2)	392	911
In-place leases (1)	2,888	4,221
Below-market ground lease obligation (3)	2	2
Below-market operating leases (4)	(1,995)	(2,839)
Above-market ground lease obligation (5)	(25)	(25)
Total	$8,045	$9,092
________________________

(1)	The amortization of deferred leasing costs and in-place leases is recorded to depreciation and amortization expense in the consolidated statements of operations for the periods presented.

(2)	The amortization of above-market operating leases is recorded as a decrease to rental income in the consolidated statements of operations for the periods presented.

(3)	The amortization of the below-market ground lease obligation is recorded as an increase to ground lease expense in the consolidated statements of operations for the periods presented.

(4)	The amortization of below-market operating leases is recorded as an increase to rental income in the consolidated statements of operations for the periods presented.

(5)	The amortization of the above-market ground lease obligation is recorded as a decrease to ground lease expense in the consolidated statements of operations for the periods presented.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the estimated annual amortization expense related to deferred leasing costs and acquisition-related intangibles as of March 31, 2016 for future periods:

Year	Deferred Leasing Costs	Above-Market Operating Leases (1)	In-Place Leases	Below-Market Ground Lease Obligation (2)	Below-Market Operating Leases (3)	Above-Market Ground Lease Obligation (4)
	(in thousands)
Remaining 2016	$20,497	$1,109	$7,725	$6	$(5,689)	$(75)
2017	24,704	1,241	9,036	8	(6,997)	(101)
2018	21,490	831	6,296	8	(5,713)	(101)
2019	17,492	643	4,637	8	(3,574)	(101)
2020	13,515	16	2,789	8	(2,035)	(101)
Thereafter	48,315	18	5,458	421	(425)	(5,391)
Total	$146,013	$3,858	$35,941	$459	$(24,433)	$(5,870)
________________________

(1)	Represents estimated annual amortization related to above-market operating leases. Amounts will be recorded as a decrease to rental income in the consolidated statements of operations.

(2)	Represents estimated annual amortization related to below-market ground lease obligations. Amounts will be recorded as an increase to ground lease expense in the consolidated statements of operations.

(3)	Represents estimated annual amortization related to below-market operating leases. Amounts will be recorded as an increase to rental income in the consolidated statements of operations.

(4)	Represents estimated annual amortization related to above-market ground lease obligations. Amounts will be recorded as a decrease to ground lease expense in the consolidated statements of operations.

5.    Receivables

Current Receivables, net

Current receivables, net is primarily comprised of contractual rents and other lease-related obligations due from tenants. The balance consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015 (1)
	(in thousands)
Current receivables	$11,620	$13,233
Allowance for uncollectible tenant receivables	(2,080)	(2,080)
Current receivables, net	$9,540	$11,153
________________________

(1)	Excludes current receivables, net related to real estate held for sale at December 31, 2015.

Deferred Rent Receivables, net

Deferred rent receivables, net consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(in thousands)
Deferred rent receivables (1)	$200,772	$191,586
Allowance for deferred rent receivables	(1,540)	(1,882)
Deferred rent receivables, net (1)	$199,232	$189,704
________________________

(1)	Excludes deferred rent receivables, net related to real estate held for sale at December 31, 2015.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.    Secured and Unsecured Debt of the Operating Partnership

Secured Debt

The following table sets forth the composition of our secured debt as of March 31, 2016 and December 31, 2015:

Type of Debt	Annual Stated Interest Rate (1)	Effective Interest Rate (1)(2)	Maturity Date	March 31, 2016	December 31, 2015
				(in thousands)
Mortgage note payable (4)	4.27%	4.27%	February 2018	$127,684	$128,315
Mortgage note payable (4)	4.48%	4.48%	July 2027	95,961	96,354
Mortgage note payable (3) (4)	6.05%	3.50%	June 2019	85,037	85,890
Mortgage note payable	6.51%	6.51%	February 2017	65,281	65,563
Mortgage note payable	7.15%	7.15%	May 2017	3,314	3,987
Other	Various	Various	Various	1,809	1,809
Total secured debt				$379,086	$381,918
Unamortized deferred financing costs				(1,006)	(1,083)
Total secured debt, net				$378,080	$380,835
________________________

(1)	All interest rates presented are fixed-rate interest rates.

(2)	Represents the effective interest rate including the amortization of initial issuance discounts/premiums excluding the amortization of deferred financing costs.

(3)	Amounts reported include the amounts of unamortized debt premiums of $5.8 million and $6.2 million as of March 31, 2016 and December 31, 2015, respectively.

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

Unsecured Senior Notes

The following table summarizes the balance and significant terms of the registered unsecured senior notes issued by the Operating Partnership as of March 31, 2016 and December 31, 2015:

					Principal Amount as of
	Issuance date	Maturity date	Stated coupon rate	Effective interest rate (1)	March 31, 2016	December 31, 2015
					(in thousands)
4.375% Unsecured Senior Notes (2)	September 2015	October 2025	4.375%	4.440%	$400,000	$400,000
Unamortized discount and deferred financing costs					(5,261)	(5,400)
Net carrying amount					$394,739	$394,600

4.250% Unsecured Senior Notes (3)	July 2014	August 2029	4.250%	4.350%	$400,000	$400,000
Unamortized discount and deferred financing costs					(7,095)	(7,228)
Net carrying amount					$392,905	$392,772

3.800% Unsecured Senior Notes (4)	January 2013	January 2023	3.800%	3.804%	$300,000	$300,000
Unamortized discount and deferred financing costs					(1,862)	(1,931)
Net carrying amount					$298,138	$298,069

4.800% Unsecured Senior Notes (4) (5)	July 2011	July 2018	4.800%	4.827%	$325,000	$325,000
Unamortized discount and deferred financing costs					(1,129)	(1,251)
Net carrying amount					$323,871	$323,749

6.625% Unsecured Senior Notes (6)	May 2010	June 2020	6.625%	6.743%	$250,000	$250,000
Unamortized discount and deferred financing costs					(2,279)	(2,414)
Net carrying amount					$247,721	$247,586

Total Unsecured Senior Notes, Net					$1,657,374	$1,656,776

________________________

(1)	Represents the effective interest rate including the amortization of initial issuance discounts/premiums excluding the amortization of deferred financing costs.

(2)	Interest on these notes is payable semi-annually in arrears on April 1st and October 1st of each year.

(3)	Interest on these notes is payable semi-annually in arrears on February 15th and August 15th of each year.

(4)	Interest on these notes is payable semi-annually in arrears on January 15th and July 15th of each year.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(5)
In October 2015, certain common limited partners in the Operating Partnership that previously contributed their interests in the property at 6255 W. Sunset Blvd., Los Angeles, California to the Operating Partnership entered into an agreement with the Company.  Pursuant to this agreement, such  common limited partners will reimburse the Company for a portion of any amounts the Company may be required to pay pursuant to its guarantee of the Operating Partnership’s 4.800% Senior Notes due 2018 or that the Company may otherwise become required to pay under applicable law with respect to such notes.

(6)	Interest on these notes is payable semi-annually in arrears on June 1st and December 1st of each year.

Unsecured Term Loan Facility

The Company intends to borrow amounts under the unsecured revolving credit facility from time to time for general corporate purposes, to fund potential acquisitions, to finance development and redevelopment expenditures and to potentially repay long-term debt.

The following table summarizes the balance and terms of our unsecured term loan facility as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(in thousands)
Outstanding borrowings (1)	$150,000	$150,000
Interest rate (2)	1.59%	1.40%
Maturity date	July 2019
________________________

(1)	As of March 31, 2016 and December 31, 2015, $0.9 million of unamortized deferred financing costs remained to be amortized through the maturity date of our unsecured term loan facility.

(2)	Our unsecured term loan facility interest rate was calculated based on an annual rate of LIBOR plus 1.150% as of March 31, 2016 and December 31, 2015.

Additionally, the Company has a $39.0 million unsecured term loan outstanding with an annual interest rate of LIBOR plus 1.150% as of March 31, 2016 and December 31, 2015, that matures in July 2019. As of March 31, 2016 and December 31, 2015, $0.2 million of unamortized deferred financing costs remained to be amortized through the maturity date of our unsecured term loan.

Unsecured Revolving Credit Facility

The following table summarizes the balance and terms of our unsecured revolving credit facility as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(in thousands)
Outstanding borrowings	$75,000	$—
Remaining borrowing capacity	525,000	600,000
Total borrowing capacity (1)	$600,000	$600,000
Interest rate (2)	1.49%	—%
Facility fee-annual rate (3)	0.200%
Maturity date	July 2019
________________________

(1)
We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $311.0 million under an accordion feature under the terms of the unsecured revolving credit facility and term loan facility.

(2)	Our unsecured revolving credit facility interest rate was calculated based on an annual rate of LIBOR plus 1.050% as of March 31, 2016 and December 31, 2015.

(3)
Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of March 31, 2016 and December 31, 2015, $4.3 million and $4.6 million, of unamortized deferred financing costs, respectively, remained to be amortized through the maturity date of our unsecured revolving credit facility, which are included in prepaid expenses and other assets, net on our consolidated balance sheets.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Debt Covenants and Restrictions

The unsecured revolving credit facility, the unsecured term loan facility, the unsecured term loan, the unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a minimum fixed-charge coverage ratio, a minimum unsecured debt ratio and a minimum unencumbered asset pool debt service coverage ratio. Noncompliance with one or more of the covenants and restrictions could result in the full principal balance of the associated debt becoming immediately due and payable. We believe we were in compliance with all of our debt covenants as of March 31, 2016.

Debt Maturities

The following table summarizes the stated debt maturities and scheduled amortization payments, excluding unamortized debt discounts, premiums and deferred financing costs, as of March 31, 2016:

Year	(in thousands)
Remaining 2016	$7,356
2017	71,734
2018	451,713
2019	340,355
2020	251,962
Thereafter	1,189,198
Total (1)	$2,312,318
________________________

(1)
Includes gross principal balance of outstanding debt before the effect of the following at March 31, 2016: $12.5 million of unamortized deferred financing costs, $7.2 million of unamortized discounts for the unsecured senior notes and $5.8 million of unamortized premiums for the secured debt.

Capitalized Interest and Loan Fees

The following table sets forth gross interest expense, including debt discount/premium and deferred financing cost amortization, net of capitalized interest, for the three months ended March 31, 2016 and 2015. The interest expense capitalized was recorded as a cost of development and increased the carrying value of undeveloped land and construction in progress.

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Gross interest expense	$26,175	$27,749
Capitalized interest and deferred financing costs	(14,346)	(10,871)
Interest expense	$11,829	$16,878

7.    Noncontrolling Interests on the Company’s Consolidated Financial Statements

Common Units of the Operating Partnership

The Company owned an approximate 97.2%, 98.1% and 98.0% common general partnership interest in the Operating Partnership as of March 31, 2016, December 31, 2015 and March 31, 2015, respectively. The remaining approximate 2.8%, 1.9% and 2.0% common limited partnership interest as of March 31, 2016, December 31, 2015 and March 31, 2015, respectively, was owned by non-affiliated investors and certain of our executive officers and directors in the form of noncontrolling common units. There were 2,631,276, 1,764,775 and 1,793,170 common units outstanding held by these investors, executive officers and directors as of March 31, 2016, December 31, 2015 and March 31, 2015, respectively. The increase in the common units from December 31, 2015 to March 31, 2016 was attributable to 867,701 common units issued in connection with an acquisition (see Note 2) partially offset by a unit redemption.

The noncontrolling common units may be redeemed by unitholders for cash. Except under certain circumstances, we, at our option, may satisfy the cash redemption obligation with shares of the Company’s common stock on a one-for-one basis. If satisfied

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

in cash, the value for each noncontrolling common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable redemption date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $158.8 million and $112.0 million as of March 31, 2016 and December 31, 2015, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each noncontrolling common unit in the event of our termination or liquidation. In the event of our termination or liquidation, it is expected in most cases that each common unit would be entitled to a liquidating distribution equal to the liquidating distribution payable in respect of each share of the Company’s common stock.

8.    Stockholders’ Equity of the Company

At-The-Market Stock Offering Program

Under our current at-the-market stock offering program, which commenced in December 2014, we may offer and sell shares of our common stock having an aggregate gross sales price of up to $300.0 million from time to time in “at-the-market” offerings. No shares of common stock were sold under this program during the three months ended March 31, 2016. Since commencement of the program through March 31, 2016, we have sold 2,007,767 shares of common stock having an aggregate gross sales price of $150.1 million. As of March 31, 2016, shares of common stock having an aggregate gross sales price of up to $149.9 million remain available to be sold under this program. Actual future sales will depend upon a variety of factors, including but not limited to market conditions, the trading price of the Company’s common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

Common Stock Repurchases

On February 23, 2016, the Company’s board of directors approved a 4,000,000 share increase to the Company’s existing share repurchase program bringing the total current repurchase authorization to 4,988,025 shares. During the three months ended March 31, 2016, the Company repurchased 52,199 shares of common stock at a weighted average price of $55.45 per common share for $2.9 million. As of March 31, 2016, 4,935,826 shares remain eligible for repurchase under the Company’s share repurchase program.

9.    Partners’ Capital of the Operating Partnership

Issuance of Common Units

In March 2016, the Operating Partnership issued 867,701 common units in connection with a development acquisition as discussed in Note 2. Each common unit was valued at $55.36, which was based on a trailing ten-day average of the closing quoted price per share of the Company’s common stock, par value $.01 per share, as reported on the NYSE, as calculated in accordance with the Partnership Agreement.

Common Units Outstanding

The following table sets forth the number of common units held by the Company and the number of common units held by non-affiliated investors and certain of our executive officers and directors in the form of noncontrolling common units as well as the ownership interest held on each respective date:

	March 31, 2016	December 31, 2015	March 31, 2015
Company owned common units in the Operating Partnership	92,229,464	92,258,690	88,031,377
Company owned general partnership interest	97.2%	98.1%	98.0%
Noncontrolling common units of the Operating Partnership	2,631,276	1,764,775	1,793,170
Ownership interest of noncontrolling interest	2.8%	1.9%	2.0%

For further discussion of the noncontrolling common units as of March 31, 2016 and December 31, 2015, refer to Note 7.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.    Share-Based Compensation

Stockholder Approved Equity Compensation Plans

As of March 31, 2016, we maintained one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan, as amended (the “2006 Plan”). As of March 31, 2016, 1,394,096 shares were available for grant under the 2006 Plan. The calculation of shares available for grant is presented after taking into account a reserve for a sufficient number of shares to cover the vesting and payment of 2006 Plan awards that were outstanding on that date, including performance-based vesting awards at (i) levels actually achieved for the performance conditions (as defined below) and (ii) at target levels for the market conditions (as defined below) applicable to these awards.

2016 Share-Based Compensation Grants

On January 28, 2016, the Executive Compensation Committee of the Company’s Board of Directors awarded 294,821 restricted stock units (“RSUs”) to certain officers of the Company under the 2006 Plan, which included 168,077 RSUs (at the target level of performance), or 57%, that are subject to market and performance-based vesting requirements (the “2016 Performance-Based RSUs”) and 126,744 RSUs, or 43%, that are subject to time-based vesting requirements (the “2016 Time-Based RSUs”).

On January 9, 2016, the Executive Compensation Committee of the Company’s Board of Directors awarded 33,910 RSUs to the Company’s Chief Operating Officer under the 2006 Plan (the “2016 Special RSUs”).

2016 Performance-Based RSU Grant

The 2016 Performance-Based RSUs are scheduled to vest at the end of a three-year period based upon the achievement of pre-set FFO per share goals (the “performance condition”) for the year ending December 31, 2016 and also based upon the average annual relative total stockholder return ranking for the Company compared to an established comparison group of companies (the “market condition”) for the three-year period ending December 31, 2018. The 2016 Performance-Based RSUs are also subject to a three-year service vesting provision and are scheduled to cliff vest at the end of the three-year period. The number of 2016 Performance-Based RSUs ultimately earned could fluctuate from the target number of 2016 Performance-Based RSUs granted based upon the levels of achievement for both the performance condition and the market condition. The estimate of the number of 2016 Performance-Based RSUs earned are evaluated quarterly during the 2016 performance period based on our estimate as to the 2016 FFO per share performance measured against the applicable goals. As of March 31, 2016, 168,077 2016 Performance-Based RSUs are estimated to be earned based on the Company’s estimate of 2016 FFO per share performance measured against the applicable goals, and the compensation cost recorded to date for this program was based on that estimate. Compensation expense for the 2016 Performance-Based RSU grant will be recorded on a straight-line basis over the three-year period.

Each 2016 Performance-Based RSU represents the right to receive one share of our common stock in the future. The total fair value of the 2016 Performance-Based RSU grant was $9.6 million at January 28, 2016 and was calculated using a Monte Carlo simulation pricing model based on the assumptions in the table below. The determination of the fair value of the 2016 Performance-Based RSU grant takes into consideration the likelihood of achievement of both the performance condition and the market condition discussed above. For the three months ended March 31, 2016, we recorded compensation expense based upon the $57.08 fair value at January 28, 2016. The following table summarizes the assumptions utilized in the Monte Carlo simulation pricing model:

Fair Value Assumptions
Fair value per share at January 28, 2016	$57.08
Expected share price volatility	26.00%
Risk-free interest rate	1.13%
Remaining expected life	2.9 years

The computation of expected volatility is based on a blend of the historical volatility of our shares of common stock over approximately six years, as that is expected to be most consistent with future volatility and equates to a time period twice as long as the approximate three-year remaining performance period of the RSUs and implied volatility data based on the observed pricing of six month publicly-traded options on our shares of common stock. The risk-free interest rate is based on the yield curve on zero-coupon U.S. Treasury STRIP securities in effect at January 28, 2016. The expected life of the RSUs is equal to the remaining 2.9 year vesting period at January 28, 2016.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2016 Time-Based RSU Grant

The 2016 Time-Based RSUs are scheduled to vest in three equal installments beginning on January 5, 2017 through January 5, 2019. Compensation expense for the 2016 Time-Based RSUs will be recognized on a straight-line basis over the three-year service vesting period. Each 2016 Time-Based RSU represents the right to receive one share of our common stock in the future. The total fair value of the 2016 Time-Based RSU grant was $7.1 million, which was based on the $56.23 closing share price of the Company’s common stock on the NYSE on January 28, 2016.

2016 Special RSU Grant

The 2016 Special RSUs are scheduled to vest in four equal installments beginning on December 31, 2016 through December 31, 2019 based on the achievement of certain metrics. Compensation expense for the 2016 Special RSUs will be recognized on a straight-line basis over the four-year service vesting period. Each 2016 Special RSU represents the right to receive one share of our common stock in the future. The total fair value of the 2016 Special RSU grant was $2.0 million, which was based on the $58.98 closing share price of the Company’s common stock on the NYSE on January 8, 2016 for the time-based portion, and the estimated fair value at date of grant for the performance-based portion.

Share-Based Compensation Cost Recorded During the Period

The total compensation cost for all share-based compensation programs was $5.9 million and $4.3 million for the three months ended March 31, 2016 and 2015, respectively. Of the total share-based compensation costs, $1.2 million and $0.7 million was capitalized as part of real estate assets for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, there was approximately $44.1 million of total unrecognized compensation cost related to nonvested incentive awards granted under share-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.1 years. The remaining compensation cost related to these nonvested incentive awards had been recognized in periods prior to March 31, 2016.

11.    Commitments and Contingencies

General

As of March 31, 2016, we had commitments of approximately $461.1 million, excluding our ground lease commitments, for contracts and executed leases directly related to our operating properties.

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

As of March 31, 2016, we had accrued environmental remediation liabilities of approximately $26.7 million recorded on our consolidated balance sheets in connection with recent development acquisitions and certain of our development projects. It is possible that we could incur additional environmental remediation costs in connection with these recent development acquisitions.  However, given we are in the very early stages of development on certain of these projects, potential additional environmental costs are not reasonably estimable at this time.

12.    Fair Value Measurements and Disclosures

Assets and Liabilities Reported at Fair Value

The only assets we record at fair value on our consolidated financial statements are the marketable securities related to our Deferred Compensation Plan. The following table sets forth the fair value of our marketable securities as of March 31, 2016 and December 31, 2015:

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Fair Value (Level 1) (1)
	March 31, 2016	December 31, 2015
Description	(in thousands)
Marketable securities (2)	$13,418	$12,882
________________________

(1)	Based on quoted prices in active markets for identical securities.

(2)	The marketable securities are held in a limited rabbi trust.

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

The following table sets forth the net gain on marketable securities recorded during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Description	(in thousands)
Net gain on marketable securities	$137	$388

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our other financial instruments as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
	(in thousands)
Liabilities
Secured debt, net	$378,080	$388,113	$380,835	$391,611
Unsecured debt, net	1,845,313	1,948,299	1,844,634	1,898,863
Unsecured line of credit	75,000	75,018	—	—
________________________

(1)	Fair value calculated using Level II inputs, which are based on model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.    Net Income Available to Common Stockholders Per Share of the Company

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted per-share computations for net income available to common stockholders for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in thousands, except share and per share amounts)
Numerator:
Net income attributable to Kilroy Realty Corporation	$174,308	$43,187
Preferred dividends	(3,313)	(3,313)
Allocation to participating securities (1)	(395)	(415)
Numerator for basic and diluted net income available to common stockholders	$170,600	$39,459
Denominator:
Basic weighted average vested shares outstanding	92,224,522	86,896,776
Effect of dilutive securities	510,021	537,590
Diluted weighted average vested shares and common share equivalents outstanding	92,734,543	87,434,366
Basic earnings per share:
Net income available to common stockholders per share	$1.85	$0.45
Diluted earnings per share:
Net income available to common stockholders per share	$1.84	$0.45
________________________

(1)	Participating securities include nonvested shares, certain time-based RSUs and vested market measure-based RSUs.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common shares, including stock options, RSUs and other securities are considered in our diluted earnings per share calculation for the three months ended March 31, 2016 and 2015. Certain market measure-based RSUs are not included in dilutive securities for the three months ended March 31, 2016 and 2015, as not all performance metrics had been met by the end of the applicable reporting periods.

See Note 10 “Share-Based Compensation” for additional information regarding share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.    Net Income Available to Common Unitholders Per Unit of the Operating Partnership

The following table reconciles the numerator and denominator in computing the Operating Partnership’s basic and diluted per-unit computations for net income available to common unitholders for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in thousands, except unit and per unit amounts)
Numerator:
Net income attributable to Kilroy Realty, L.P.	$177,833	$43,927
Preferred distributions	(3,313)	(3,313)
Allocation to participating securities (1)	(395)	(415)
Numerator for basic and diluted net income available to common unitholders	$174,125	$40,199
Denominator:
Basic weighted average vested units outstanding	94,188,520	88,693,306
Effect of dilutive securities	510,021	537,590
Diluted weighted average vested units and common unit equivalents outstanding	94,698,541	89,230,896
Basic earnings per unit:
Net income available to common unitholders per unit	$1.85	$0.45
Diluted earnings per unit:
Net income available to common unitholders per unit	$1.84	$0.45
________________________

(1)	Participating securities include nonvested shares, certain time-based RSUs and vested market measure-based RSUs.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common units, including stock options, RSUs and other securities are considered in our diluted earnings per share calculation for the three months ended March 31, 2016 and 2015. Certain market measure-based RSUs are not included in dilutive securities for the three months ended March 31, 2016 and 2015, as not all performance metrics had been met by the end of the applicable reporting periods.

See Note 10 “Share-Based Compensation” for additional information regarding share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.    Supplemental Cash Flow Information of the Company

Supplemental cash flow information follows (in thousands):

	Three Months Ended March 31,
	2016	2015
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $13,815 and $10,669 as of March 31, 2016 and 2015, respectively	$13,797	$19,814
NONCASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development properties	$59,218	$85,656
Tenant improvements funded directly by tenants	$10,664	$231
Assumption of accrued liabilities in connection with development acquisitions (Note 2)	$4,741	$1,478
Release of holdback funds to third party	$—	$8,279
NONCASH FINANCING TRANSACTIONS:
Issuance of common units of the Operating Partnership in connection with an acquisition (Note 2)	$48,033	$—
Accrual of dividends and distributions payable to common stockholders and common unitholders	$33,677	$31,892
Accrual of dividends and distributions payable to preferred stockholders and preferred unitholders	$1,656	$1,656
Exchange of common units of the Operating Partnership into shares of the Company’s common stock	$39	$316

16.    Supplemental Cash Flow Information of the Operating Partnership:

Supplemental cash flow information follows (in thousands):

	Three Months Ended March 31,
	2016	2015
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $13,815 and $10,669 as of March 31, 2016 and 2015, respectively	$13,797	$19,814
NONCASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development properties	$59,218	$85,656
Tenant improvements funded directly by tenants	$10,664	$231
Assumption of accrued liabilities in connection with development acquisitions (Note 2)	$4,741	$1,478
Release of holdback funds to third party	$—	$8,279
NONCASH FINANCING TRANSACTIONS:
Issuance of common units in connection with an acquisition (Note 2)	$48,033	$—
Accrual of dividends and distributions payable to common unitholders	$33,677	$31,892
Accrual of dividends and distributions payable to preferred unitholders	$1,656	$1,656

17.    Subsequent Events

On April 13, 2016, aggregate dividends, distributions and dividend equivalents of $33.4 million were paid to common stockholders and common unitholders of record on March 31, 2016 and RSU holders of record on the payment date.

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

Forward-Looking Statements

Statements contained in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Forward-looking statements include, among other things, statements or information concerning projected future occupancy and rental rates, lease expirations, debt maturity, potential investments, strategies such as capital recycling, development and redevelopment activity, projected construction costs, dispositions, future incentive compensation, pending, potential or proposed acquisitions and other forward-looking financial data, as well as the discussion below under the captions “—Factors That May Influence Future Results of Operations,” “—Liquidity and Capital Resource of the Company,” and “—Liquidity and Capital Resources of the Operating Partnership.” Forward-looking statements can be identified by the use of words such as “believes,” “expects,” “projects,” “may,” “will,” “should,” “targets,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” and the negative of these words and phrases and similar expressions that do not relate to historical matters. Forward-looking statements are based on our current expectations, beliefs and assumptions, and are not guarantees of future performance. Forward-looking statements are inherently subject to uncertainties, risks, changes in circumstances, trends and factors that are difficult to predict, many of which are outside of our control. Accordingly, actual performance, results and events may vary materially from those indicated in the forward-looking statements, and you should not rely on the forward-looking statements as predictions of future performance, results or events. Numerous factors could cause actual future performance, results and events to differ materially from those indicated in forward-looking statements. For a discussion of those risk factors, see the discussion below as well as “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s and the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2015 and their respective other filings with the SEC. All forward-looking statements are based on information that was available and speak only as of the date on which they are made. We assume no obligation to update any forward-looking statement that becomes untrue because of subsequent events, new information or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under Federal securities laws.

Overview and Background

We are a self-administered REIT active in premier office submarkets along the West Coast. We own, develop, acquire and manage real estate assets, consisting primarily of Class A properties in the coastal regions of Los Angeles, Orange County, San Diego County, the San Francisco Bay Area and Greater Seattle, which we believe have strategic advantages and strong barriers to entry. We own our interests in all of our properties through the Operating Partnership and the Finance Partnership and generally conduct substantially all of our operations through the Operating Partnership. We owned an approximate 97.2%, 98.1% and 98.0% general partnership interest in the Operating Partnership as of March 31, 2016, December 31, 2015 and March 31, 2015, respectively. All of our properties are held in fee except for the eleven office buildings that are held subject to long-term ground leases for the land.

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

Completed Development Projects

During the three months ended March 31, 2016, we completed construction and stabilized the following two office development projects.

•
350 Mission Street, SOMA, San Francisco, California, which we acquired in October 2012 and was stabilized in March 2016. This development project has a total estimated investment of approximately $279.6 million and encompasses approximately 455,340 rentable square feet. The office component of this project is 100% leased to salesforce.com, inc.

•
333 Brannan Street, SOMA, San Francisco, California, which we acquired in July 2012 and was stabilized in March 2016. This development project has a total estimated investment of approximately $101.5 million and encompasses approximately 185,602 rentable square feet. The office component of the project is 100% leased to Dropbox, Inc.

Projects in “Lease-Up”

As of March 31, 2016, we had two development projects in the “lease-up” phase.

•
Columbia Square Office Phase 2, Hollywood, California, located in the heart of Hollywood, California, two blocks from the corner of Sunset Boulevard and Vine Street. This project is comprised of three buildings totaling approximately 370,000 rentable square feet with a total estimated investment of $220 million. The building core and shell of the project, which is currently 80% committed, was completed in the first quarter of 2016, and is expected to be stabilized in the first quarter of 2017.

•
The Heights at Del Mar, Del Mar, California, a 73,000 square foot office project that has a total estimated investment of approximately $45 million. The building core and shell of the project was completed in the fourth quarter of 2015 and is currently 44% committed.

Projects Under Construction

As of March 31, 2016, we had two projects that were under construction.

•
The Exchange on 16th, Mission Bay, San Francisco, California, was acquired in May 2014 and we commenced construction in June 2015. This project encompasses approximately 700,000 gross rentable square feet in four buildings and represents a total estimated investment of approximately $485 million. Construction is currently in process and the building core and shell is currently estimated to be completed in the second half of 2017.

•
Columbia Square - Residential, Hollywood, California, the residential component of the Columbia Square project, which encompasses approximately 205,000 square feet, will be a mix of high-end long-term rentals and extended stay apartment homes and has an estimated investment of approximately $160 million. Construction of this project is currently expected to be completed in the second quarter of 2016, and the project is expected to be leased-up through the second quarter of 2017.

Near-Term and Future Development Pipeline

As of March 31, 2016, our near-term development pipeline included four additional undeveloped land holdings located in various submarkets in San Diego County, the San Francisco Bay Area, Greater Seattle and Los Angeles with an aggregate cost basis of approximately $402.2 million at March 31, 2016, on which we believe we could develop approximately 2.5 million rentable square feet at a total estimated investment of over $1.5 billion, depending on successfully obtaining entitlements and market conditions.

The following table sets forth information about our near-term development pipeline as of the date of this filing.

Near-Term Development Pipeline (1)	Location	Potential Start Date (2)	Approx. Developable Square Feet	Total Estimated Investment	Total Costs as of 3/31/2016 (3)

100 Hooper	San Francisco	2016	400,000	$255	$91.2
Academy Project	Hollywood	2016	545,000	385	63.6
333 Dexter (4)	South Lake Union	2016	700,000	385	61.1
One Paseo	Del Mar	2016	TBD	TBD	186.3
Total Near-Term Development Pipeline					$402.2
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

(3)	Represents cash paid and costs incurred as of March 31, 2016.

(4)	Consists of four adjacent parcels in the South Lake Union submarket of Seattle.

As of March 31, 2016, our longer term future development pipeline included additional undeveloped land holdings located in various submarkets in San Diego County and the San Francisco Bay Area with an aggregate cost basis of approximately $316.5 million at March 31, 2016, at which we believe we could develop more than 3.0 million rentable square feet, depending on successfully obtaining entitlements and market conditions.

Decreases in our development activities could cause a decrease in the average development asset balances qualifying for interest and other carry cost and internal cost capitalization in future periods. During the three months ended March 31, 2016, we capitalized interest on in-process development projects and development pipeline projects with an average aggregate cost basis of approximately $1.3 billion, as it was determined these projects qualified for interest and other carry cost capitalization under GAAP. For the three months ended March 31, 2016 and 2015, we capitalized $14.3 million and $10.9 million, respectively, of interest to our qualifying development projects. For the three months ended March 31, 2016 and 2015, we capitalized $4.6 million and $3.5 million, respectively, of internal costs to our qualifying development projects.

Acquisitions. During the three months ended March 31, 2016, we acquired a 1.75 acre land parcel in San Francisco, California for a purchase price of $31.0 million in cash, the issuance of 867,701 common units in the Operating Partnership valued at approximately $48.0 million and $2.4 million in seller transaction costs. This land parcel is immediately adjacent to our Flower Mart project in the SOMA submarket of San Francisco and with the addition of this newly acquired site, our Flower Mart project is now comprised of approximately 6.9 acres. During 2015, we acquired two development opportunities for an aggregate cash purchase price of approximately $127.5 million. We generally finance our acquisitions through proceeds from the issuance of debt and equity securities, borrowings under our unsecured revolving credit facility, proceeds from our capital recycling program, the assumption of existing debt and cash flows from operations.

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

In connection with our capital recycling strategy, during the three months ended March 31, 2016, we completed the sale of four office properties and one undeveloped land parcel located in San Diego, California, to unaffiliated third parties for total gross sales proceeds of $266.8 million. Both the operating properties and the land parcel were classified as held for sale as of December 31, 2015. During 2015, we completed the sale of ten office properties and one undeveloped land parcel to unaffiliated third parties for total gross sales proceeds of $335.2 million.

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

Leasing Activity and Changes in Rental Rates. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following tables set forth certain information regarding leasing activity for our stabilized portfolio during the three months ended March 31, 2016.

Information on Leases Commenced and Executed

For Leases Commenced

	1st & 2nd Generation (1)				2nd Generation (1)
	Number of Leases (2)		Rentable Square Feet (2)		TI/LC per Sq. Ft. (3)	Changes in Rents (4)(5)	Changes in Cash Rents (6)	Retention Rates (7)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Three Months Ended March 31, 2016	21	18	140,526	96,952	$35.11	40.1%	29.6%	40.0%	71

For Leases Executed (8)

	1st & 2nd Generation (1)				2nd Generation (1)
	Number of Leases (2)		Rentable Square Feet (2)		TI/LC per Sq. Ft. (3)	Changes in Rents (4)(5)	Changes in Cash Rents (6)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Three Months Ended March 31, 2016	27	18	142,362	96,952	$32.85	21.2%	11.3%	76
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

(5)
Excludes commenced and executed leases of approximately 72,031 and 31,711 square feet, respectively, for the three months ended March 31, 2016, for which the space was vacant longer than one year or being leased for the first time. Space vacant for more than one year is excluded from our change in rents calculations to provide a meaningful market comparison.

(6)
Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. Excludes leases for which the space was vacant longer than one year or vacant when the property was acquired.

(7)	Calculated as the percentage of space either renewed or expanded into by existing tenants or subtenants at lease expiration.

(8)	For the three months ended March 31, 2016, 21 leases totaling 130,978 rentable square feet were signed but not commenced as of March 31, 2016.

As of March 31, 2016, we believe that the weighted average cash rental rates for our stabilized portfolio are approximately 15% below the current average market rental rates, although individual properties within any particular submarket presently may be leased either above, below, or at the current market rates within that submarket, and the average rental rates for individual submarkets may be above, below or at the average cash rental rate of our portfolio. We believe that cash rental rates for our San Diego stabilized properties are approximately 8% above current market rental rates in that region.

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

Scheduled Lease Expirations. The following table sets forth certain information regarding our lease expirations for our stabilized portfolio for the remainder of 2016 and the next five years.

Lease Expirations (1)

Year of Lease Expiration	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (2)	% of Total Annualized Base Rent (2)	Annualized Base Rent per Sq. Ft. (2)
				(in thousands)
Remainder of 2016	72	521,435	4.1%	$16,146	3.1%	$30.96
2017	108	1,264,882	9.9%	47,484	9.1%	37.54
2018	78	1,361,979	10.7%	54,702	10.5%	40.16
2019	92	1,523,280	11.9%	56,034	10.7%	36.79
2020	90	1,908,728	15.0%	71,430	13.7%	37.42
2021	58	927,764	7.3%	39,372	7.5%	42.44
Total	498	7,508,068	58.9%	$285,168	54.6%	$37.98
________________________

(1)
The information presented for all lease expiration activity reflects leasing activity through March 31, 2016 for our stabilized portfolio. For leases that have been renewed early or space that has been re-leased to a new tenant, the expiration date and annualized base rent information presented takes into consideration the renewed or re-leased lease terms. Excludes space leased under month-to-month leases, intercompany leases, vacant space and lease renewal options not executed as of March 31, 2016.

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

In addition to the 0.7 million rentable square feet, or 5.1%, of currently available space in our stabilized portfolio, leases representing approximately 4.1% and 9.9% of the occupied square footage of our stabilized portfolio are scheduled to expire during 2016 and 2017, respectively. The leases scheduled to expire during the remainder of 2016 and in 2017 represent approximately 1.8 million rentable square feet or 12.2% of our total annualized base rental revenue. We believe that the weighted average cash rental rates are approximately 15% below the current average market rental rates for leases scheduled to expire during the remainder of 2016 and in 2017, although individual properties within any particular submarket presently may be leased either above, below, or at the current quoted market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our overall portfolio. Our ability to re-lease available space depends upon both general market conditions and the market conditions in the specific regions in which individual properties are located.

Incentive Compensation. Our Executive Compensation Committee determines compensation, including cash bonuses and equity incentives, for our executive officers. For 2016, the annual cash bonus program was structured to allow the Executive Compensation Committee to evaluate a variety of key quantitative and qualitative metrics at the end of the year and make a determination based on the Company’s and management’s overall performance. Our Executive Compensation Committee also grants equity incentive awards from time to time that include performance-based or market-measure based vesting requirements and/or time-based vesting requirements. As a result, accrued incentive compensation and compensation expense for future awards may be affected by our operating and development performance, financial results, stock price, performance against applicable performance-based vesting goals, market conditions and other factors. Consequently, we cannot predict the amounts that will be recorded in future periods related to such incentive compensation.

As of March 31, 2016, there was approximately $44.1 million of total unrecognized compensation cost related to outstanding nonvested shares of restricted common stock, RSUs and stock options issued under share-based compensation arrangements. Those costs are expected to be recognized over a weighted-average period of 2.1 years. The $44.1 million of unrecognized compensation cost does not reflect the future compensation cost for any potential share-based awards that may be issued. Share-based compensation expense for potential future awards could be affected by our operating and development performance, financial results, stock price, performance against applicable performance-based vesting goals, market conditions and other factors.

Stabilized Portfolio Information

As of March 31, 2016, our stabilized portfolio was comprised of 103 office properties encompassing an aggregate of approximately 13.7 million rentable square feet. Our stabilized portfolio includes all of our properties with the exception of development and redevelopment properties currently under construction or committed for construction, “lease-up” properties, real estate assets held for sale and undeveloped land. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We define “lease-up” properties as properties we recently developed or redeveloped that have not yet reached 95% occupancy and are within one year following cessation of major construction activities. Our stabilized portfolio also excludes our near-term and future development pipeline, which as of March 31, 2016 was comprised of ten potential development sites, representing approximately 101 gross acres of undeveloped land on which we believe we have the potential to develop over 5.5 million square feet of office space, depending upon economic conditions.

As of March 31, 2016, the following properties were excluded from our stabilized portfolio:

	Number of Properties/Projects	Estimated Rentable Square Feet
Development projects in “lease-up”	2	443,000
Development projects under construction (1)	2	905,000
________________________

(1)	Estimated rentable square feet upon completion.

The following table reconciles the changes in the rentable square feet in our stabilized portfolio of operating properties from March 31, 2015 to March 31, 2016:

	Number of Buildings	Rentable Square Feet
Total as of March 31, 2015	101	13,047,720
Completed development properties placed in-service	6	1,089,446
Dispositions	(4)	(465,812)
Remeasurement	—	376
Total as of March 31, 2016	103	13,671,730

Occupancy Information

The following table sets forth certain information regarding our stabilized portfolio:

Stabilized Portfolio Occupancy

Region	Number of Buildings	Rentable Square Feet	Occupancy at (1)
			3/31/2016	12/31/2015	9/30/2015
Los Angeles and Ventura Counties	29	3,613,336	94.3%	95.1%	94.1%
Orange County	1	271,556	97.6%	94.0%	95.7%
San Diego	33	2,850,218	88.8%	89.6%	96.3%
San Francisco Bay Area	28	4,870,482	98.6%	98.1%	96.8%
Greater Seattle	12	2,066,138	95.3%	95.1%	94.7%
Total Stabilized Portfolio	103	13,671,730	94.9%	94.8%	95.6%

	Average Occupancy
	Three Months Ended March 31,
	2016	2015
Stabilized Portfolio(1)	94.7%	95.4%
Same Store Portfolio(2)	94.5%	95.9%
________________________

(1)	Occupancy percentages reported are based on our stabilized office portfolio as of the end of the period presented.

(2)
Occupancy percentages reported are based on office properties owned and stabilized as of January 1, 2015 and still owned and stabilized as of March 31, 2016. See discussion under “Results of Operations” for additional information.

Our stabilized portfolio was 94.9% occupied as of March 31, 2016 with 521,435 square feet scheduled to expire during the remainder of 2016.

Significant Tenants

The following table sets forth information about our fifteen largest tenants based upon annualized rental revenues as of March 31, 2016.

Tenant Name	Annualized Base Rental Revenue ($ in thousands)	Rentable Square Feet	Percentage of Total Annualized Base Rental Revenue	Percentage of Total Rentable Square Feet

LinkedIn Corporation	$28,344	663,239	5.4%	4.9%
salesforce.com, inc. (1)	24,183	468,445	4.6%	3.4%
DIRECTV, LLC	22,467	667,852	4.3%	4.9%
Box, Inc. (2)	22,441	364,563	4.3%	2.7%
Synopsys, Inc.	15,492	340,913	3.0%	2.5%
Bridgepoint Education, Inc.	15,066	322,342	2.9%	2.4%
Dropbox, Inc.	14,827	182,054	2.8%	1.3%
Delta Dental of California	10,313	188,143	2.0%	1.4%
AMN Healthcare, Inc.	9,001	176,075	1.7%	1.3%
Concur Technologies	8,225	227,414	1.6%	1.7%
Zenefits Insurance Service	7,314	96,305	1.4%	0.7%
Scan Group (1)	6,487	201,782	1.2%	1.5%
Group Health Cooperative	6,372	183,422	1.2%	1.3%
Neurocrine Biosciences, Inc.	6,366	140,591	1.2%	1.0%
Riot Games, Inc.	6,223	114,565	1.2%	0.8%
Total Top Fifteen Tenants	$203,121	4,337,705	38.8%	31.8%
________________________

(1)	The Company has entered into leases with various affiliates of the tenant.

(2)	Includes 100% of annualized base rental revenues from Redwood City Partners, LLC, a consolidated subsidiary.

Current Regional Information

West Coast real estate markets continued their solid outperformance in the first quarter of 2016, with growth in demand, net absorption and average rental rates outperforming the rest of the country.

San Francisco Bay Area. In the first quarter of 2016, demand in the San Francisco Bay Area continued to outstrip limited supply, pushing up rents. As of March 31, 2016, our San Francisco Bay Area stabilized portfolio of 4.9 million rentable square feet was 98.6% occupied with approximately 67,000 available rentable square feet, compared to 98.1% occupied with approximately 81,000 available rentable square feet as of December 31, 2015. As of March 31, 2016, we were 99.1% leased in the San Francisco Bay Area.

As of March 31, 2016, leases representing an aggregate of approximately 80,000 and 269,000 rentable square feet are scheduled to expire during the remainder of 2016 and in 2017, respectively, in this region. The aggregate rentable square feet under leases scheduled to expire during the remainder of 2016 and in 2017 represents approximately 2.7% of our occupied rentable square feet and 3.2% of our annualized base rental revenues in our total stabilized portfolio as of March 31, 2016.

Greater Seattle. Demand for prime space remained strong in Seattle during the first quarter of 2016. As of March 31, 2016, our Greater Seattle stabilized portfolio of 2.1 million rentable square feet was 95.3% occupied with approximately 97,000 available rentable square feet, compared to 95.1% occupied with approximately 102,000 available rentable square feet as of December 31, 2015. As of March 31, 2016, we were 98.1% leased in Greater Seattle.

As of March 31, 2016, leases representing an aggregate of approximately 44,000 and 247,000 rentable square feet are scheduled to expire during the remainder of 2016 and in 2017, respectively, in this region. The aggregate rentable square feet under leases scheduled to expire during the remainder of 2016 and in 2017 represents approximately 2.3% of our occupied rentable square feet and 1.7% of our annualized base rental revenues in our total stabilized portfolio as of March 31, 2016.

San Diego County. San Diego continued its steady improvement during the first quarter of 2016 with rents up year over year. Our San Diego County stabilized portfolio as of March 31, 2016 of 2.9 million, was 88.8% occupied with approximately 320,000 available rentable square feet as of March 31, 2016 compared to 89.6% occupied with approximately 296,000 available rentable square feet as of December 31, 2015. As of March 31, 2016, we were 91.2% leased in San Diego County.

As of March 31, 2016, leases representing an aggregate of approximately 141,000 and 193,000 rentable square feet are scheduled to expire during the remainder of 2016 and in 2017, respectively, in this region. The aggregate rentable square feet under leases scheduled to expire during the remainder of 2016 and in 2017 represents approximately 2.6% of our occupied rentable square feet and 1.9% of our annualized base rental revenues in our total stabilized portfolio as of March 31, 2016.

Los Angeles and Ventura Counties. During the first quarter of 2016, the Los Angeles market continued to strengthen, particularly in markets attractive to creative services and entertainment, which are seeing the largest rental increases. Our Los Angeles and Ventura Counties stabilized portfolio of 3.6 million rentable square feet was 94.3% occupied with approximately 205,000 available rentable square feet as of March 31, 2016 compared to 95.1% occupied with approximately 178,000 available rentable square feet as of December 31, 2015. Across our Los Angeles portfolio, as of March 31, 2016, we were 95.2% leased.

As of March 31, 2016, leases representing an aggregate of approximately 243,000 and 494,000 rentable square feet are scheduled to expire during the remainder of 2016 and in 2017, respectively, in this region. The aggregate rentable square feet under the leases scheduled to expire in this region during the remainder of 2016 and in 2017 represents approximately 5.8% of our occupied rentable square feet and 4.8% of our annualized base rental revenues in our total stabilized portfolio as of March 31, 2016.

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

Management further evaluates Net Operating Income by evaluating the performance from the following property groups:

•
Same Store Properties – which includes the results of all of the office properties that were owned and included in our stabilized portfolio for two comparable reporting periods, i.e., owned and included in our stabilized portfolio as of January 1, 2015 and still owned and included in the stabilized portfolio as of March 31, 2016;

•	Stabilized Development Properties – which includes the results generated by the following:

◦	Two office development projects that were completed and stabilized in March 2016;

◦	Two office development projects comprising four office buildings that were completed and stabilized in the fourth quarter of 2015; and

•
Dispositions and Other – which includes the results of the four properties disposed of in 2016, the ten properties disposed of in 2015, and expenses for certain of our in-process, near-term and future development projects.

The following table sets forth certain information regarding the property groups within our stabilized portfolio as of March 31, 2016:

Group	# of Buildings	Rentable Square Feet
Same Store Properties	97	12,582,284
Stabilized Development Properties	6	1,089,446
Total Stabilized Portfolio	103	13,671,730

Comparison of the Three Months Ended March 31, 2016 to the Three Months Ended March 31, 2015

The following table summarizes our Net Operating Income from continuing operations, as defined, for our total portfolio for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2016	2015
	($ in thousands)
Reconciliation to Net Income:
Net Operating Income, as defined	$107,620	$107,635	$(15)	—%
Unallocated (expense) income:
General and administrative expenses	(13,437)	(12,768)	(669)	5.2
Acquisition-related expenses	(62)	(128)	66	(51.6)
Depreciation and amortization	(50,440)	(51,487)	1,047	(2.0)
Interest income and other net investment gains	271	360	(89)	(24.7)
Interest expense	(11,829)	(16,878)	5,049	(29.9)
Gains on sale of depreciable operating properties	145,990	—	145,990	100.0
Gain on sale of land	—	17,268	(17,268)	(100.0)
Net Income	$178,113	$44,002	$134,111	304.8%

The following tables summarize our Net Operating Income, as defined, for our total portfolio for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016				2015
	Same Store	Stabilized Development	Dispositions & Other	Total	Same Store	Stabilized Development	Dispositions & Other	Total
	(in thousands)
Operating revenues:
Rental income	$124,803	$8,366	$586	$133,755	$121,974	$—	$8,958	$130,932
Tenant reimbursements	9,873	1,407	124	11,404	12,726	—	1,699	14,425
Other property income	283	3	1	287	725	—	—	725
Total	134,959	9,776	711	145,446	135,425	—	10,657	146,082
Property and related expenses:
Property expenses	24,285	1,248	432	25,965	23,217	—	1,497	24,714
Real estate taxes	9,977	838	217	11,032	11,440	—	1,275	12,715
Provision for bad debts	—	—	—	—	219	—	23	242
Ground leases	829	—	—	829	776	—	—	776
Total	35,091	2,086	649	37,826	35,652	—	2,795	38,447
Net Operating Income, as defined	$99,868	$7,690	$62	$107,620	$99,773	$—	$7,862	$107,635

	Three Months Ended March 31, 2016 as compared to the Three Months Ended March 31, 2015
	Same Store		Stabilized Development		Dispositions & Other		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income	$2,829	2.3%	$8,366	100.0%	$(8,372)	(93.5)%	$2,823	2.2%
Tenant reimbursements	(2,853)	(22.4)	1,407	100.0	(1,575)	(92.7)	(3,021)	(20.9)
Other property income	(442)	(61.0)	3	100.0	1	100.0	(438)	(60.4)
Total	(466)	(0.3)	9,776	100.0	(9,946)	(93.3)	(636)	(0.4)
Property and related expenses:
Property expenses	1,068	4.6	1,248	100.0	(1,065)	(71.1)	1,251	5.1
Real estate taxes	(1,463)	(12.8)	838	100.0	(1,058)	(83.0)	(1,683)	(13.2)
Provision for bad debts	(219)	(100.0)	—	—	(23)	(100.0)	(242)	(100.0)
Ground leases	53	6.8	—	—	—	—	53	6.8
Total	(561)	(1.6)	2,086	100.0	(2,146)	(76.8)	(621)	(1.6)
Net Operating Income, as defined	$95	0.1%	$7,690	100.0%	$(7,800)	(99.2)%	$(15)	—%

Net Operating Income remained generally consistent for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 driven by the following activity:

•	An increase in Net Operating Income of $0.1 million attributable to the Same Store Properties primarily resulting from:

•	An increase in rental income of $2.8 million primarily due to an increase from new leases and renewals at higher rates primarily in the San Francisco Bay Area and Los Angeles regions;

•	An offsetting decrease in tenant reimbursements of $2.9 million primarily due to the following:

◦	$1.8 million reduction as a result of a change in estimate due to lower supplemental taxes primarily at two properties we developed and stabilized in 2014; and

◦	$0.7 million decrease from a number of lease renewals with base year resets and adjustments;

•	An offsetting decrease in other property income of $0.4 million due to lease termination fees recognized mainly from one tenant during the three months ended March 31, 2015; and

•	A partially offsetting decrease in property and related expenses of $0.6 million primarily due to the following:

◦
$1.1 million increase in property expenses due to an increase in security, janitorial, engineering, and various other reimbursable expenses and an increase in non-reimbursable expenses due to an insurance refund received in 2015; partially offset by

◦	$1.5 million decrease in real estate taxes primarily due to a reduction in supplemental taxes at two properties we developed and stabilized in 2014;

•
An increase in Net Operating Income of $7.7 million attributable to the Stabilized Development Properties primarily attributable to the properties completed and/or stabilized in the three months ended December 31, 2015 and March 31, 2016;

•
A decrease in Net Operating Income of $7.8 million attributable to Dispositions and Other Properties due to the sale of four buildings during the three months ended March 31, 2016 and ten buildings during the last nine months of 2015.

Other Expenses and Income

General and Administrative Expenses

General and administrative expenses increased by approximately $0.7 million, or 5.2%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to an increase in compensation related expenses primarily related to growth of the Company.

Depreciation and Amortization

Depreciation and amortization decreased by approximately $1.0 million, or 2.0%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to the following:

•	A decrease of $3.8 million attributable to sold properties; partially offset by

•	An increase of $2.6 million attributable to the Stabilized Development Properties.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts/premiums and deferred financing cost amortization, net of capitalized interest, including capitalized debt discounts/premiums and deferred financing cost amortization for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015	Dollar Change	Percentage Change
	(in thousands)
Gross interest expense	$26,175	$27,749	$(1,574)	(5.7)%
Capitalized interest and deferred financing costs	(14,346)	(10,871)	(3,475)	32.0%
Interest expense	$11,829	$16,878	$(5,049)	(29.9)%

Gross interest expense, before the effect of capitalized interest, decreased $1.6 million, or 5.7%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to a decrease in the average outstanding debt balance for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. Capitalized interest and deferred financing costs increased $3.5 million, or 32.0% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily attributable to an increase in our development activity, which resulted in higher average asset balances qualifying for interest capitalization.

Liquidity and Capital Resources of the Company

In this “Liquidity and Capital Resources of the Company” section, the term the “Company” refers only to Kilroy Realty Corporation on an unconsolidated basis and excludes the Operating Partnership and all other subsidiaries.

The Company’s business is operated primarily through the Operating Partnership. Distributions from the Operating Partnership are the Company’s primary source of capital. The Company believes the Operating Partnership’s sources of working capital, specifically its cash flow from operations and borrowings available under its unsecured revolving credit facility, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its preferred and common stockholders for the next twelve months. Cash flows from operating activities generated by the Operating Partnership for the three months ended March 31, 2016 were sufficient to cover the Company’s payment of cash dividends to its stockholders. However, there can be no assurance that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distributions to the Company. The unavailability of capital could adversely affect the Operating Partnership’s ability to make distributions to the Company, which would in turn, adversely affect the Company’s ability to pay cash dividends to its stockholders.

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

The Company intends to continue to make, but has not committed to make, regular quarterly cash distributions to common stockholders, and through the Operating Partnership, common unitholders from the Operating Partnership’s cash flow from operating activities. All such distributions are at the discretion of the board of directors. The Company has historically distributed amounts in excess of its taxable income resulting in a return of capital to its stockholders. However, while the 2015 regular quarterly distributions were sufficient to distribute 100% of the Company’s 2015 taxable income, they did not result in a return of capital to its stockholders. As the Company intends to maintain distributions at a level sufficient to meet the REIT distribution requirements and minimize the potential of any income or excise taxes, it will continue to evaluate whether the current levels of distribution are sufficient to do so for 2016. In addition, in the event that the Company is unable to identify and complete the acquisition of suitable replacement properties to effect Section 1031 Exchanges or is unable to successfully complete Section 1031 Exchanges to defer some or all of the taxable gains related to property dispositions completed to date in 2016 or future property dispositions, the Company may elect to distribute a special dividend to its commons shareholders and common unitholders in order minimize income taxes on such gains. The Company considers market factors and its performance in addition to REIT requirements in determining its distribution levels. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with the Company’s intention to maintain its qualification as a REIT. Such investments may include, for example, obligations of the Government National Mortgage Association, other governmental agency securities, certificates of deposit, and interest-bearing bank deposits.

On February 23, 2016, the Board of Directors declared a regular quarterly cash dividend of $0.35 per share of common stock payable on April 13, 2016 to stockholders of record on March 31, 2016 and caused a $0.35 per Operating Partnership unit cash distribution to be paid in respect of the Operating Partnership’s common limited partnership interests, including those owned by the Company. The total cash quarterly dividends and distributions paid on April 13, 2016 was $33.0 million.

On February 23, 2016, the Board of Directors declared a dividend of $0.42969 per share on the Series G Preferred Stock and $0.39844 per share on the Series H Preferred Stock for the period commencing on and including February 15, 2016 and ending on and including May 14, 2016. The dividend will be payable on May 15, 2016 to Series G Preferred and Series H Preferred stockholders of record on April 30, 2016. As April 30, 2016 falls on a Saturday, the effective record date for the dividend will be Friday, April 29, 2016. The quarterly dividends payable on May 15, 2016 to Series G and Series H Preferred stockholders is expected to total $3.3 million.

Debt Covenants

The covenants contained within the unsecured revolving credit facility, unsecured term loan facility and unsecured term loan generally prohibit the Company from paying dividends in excess of 95% of FFO.

Capitalization

As of March 31, 2016, our total debt as a percentage of total market capitalization was 27.6% and our total debt and liquidation value of our preferred equity as a percentage of total market capitalization was 30.0%, which was calculated based on the closing price per share of the Company’s common stock of $61.87 on March 31, 2016 as shown in the following table:

	Shares/Units at March 31, 2016	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
	($ in thousands)
Debt:
Unsecured Line of Credit		$75,000	0.9%
Unsecured Term Loan Facility		150,000	1.8%
Unsecured Term Loan		39,000	0.4%
Unsecured Senior Notes due 2018 (1)		325,000	3.9%
Unsecured Senior Notes due 2020 (1)		250,000	3.0%
Unsecured Senior Notes due 2023 (1)		300,000	3.6%
Unsecured Senior Notes due 2025 (1)		400,000	4.8%
Unsecured Senior Notes due 2029 (1)		400,000	4.8%
Secured debt (1)		373,318	4.4%
Total debt		$2,312,318	27.6%
Equity and Noncontrolling Interests:
6.875% Series G Cumulative Redeemable Preferred stock (2)	4,000,000	$100,000	1.2%
6.375% Series H Cumulative Redeemable Preferred stock (2)	4,000,000	100,000	1.2%
Common limited partnership units outstanding (3)(4)	2,631,276	162,797	1.9%
Common shares outstanding (4)	92,229,464	5,706,237	68.1%
Total equity and noncontrolling interests		$6,069,034	72.4%
Total Market Capitalization		$8,381,352	100.0%
________________________

(1)
Represents gross aggregate principal amount due at maturity before the effect of the following at March 31, 2016: $12.5 million of unamortized deferred financing costs, $7.2 million of unamortized discounts for the unsecured senior notes and $5.8 million of unamortized premiums for the secured debt.

(2)	Value based on $25.00 per share liquidation preference.

(3)	Represents common units not owned by the Company.

(4)	Value based on closing price per share of our common stock of $61.87 as of March 31, 2016.

Liquidity and Capital Resources of the Operating Partnership

In this “Liquidity and Capital Resources of the Operating Partnership” section, the terms “we,” “our,” and “us” refer to the Operating Partnership or the Operating Partnership and the Company together, as the context requires.

General

Our primary liquidity sources and uses are as follows:

Liquidity Sources

•	Net cash flow from operations;

•	Borrowings under the Operating Partnership’s unsecured revolving credit facility and term loan facility;

•	Proceeds from the disposition of assets through our capital recycling program;

•	Proceeds from additional secured or unsecured debt financings; and

•	Proceeds from public or private issuance of debt or equity securities.
Liquidity Uses

•	Development and redevelopment costs;

•	Property or undeveloped land acquisitions;

•	Property operating and corporate expenses;

•	Capital expenditures, tenant improvement and leasing costs;

•	Debt service and principal payments, including debt maturities;

•	Distributions to common and preferred security holders;

•	Repurchases of outstanding common stock of the Company; and

•	Outstanding debt repurchases.

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

Liquidity Sources

Unsecured Revolving Credit Facility

The following table summarizes the balance and terms of our unsecured revolving credit facility as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(in thousands)
Outstanding borrowings	$75,000	$—
Remaining borrowing capacity	525,000	600,000
Total borrowing capacity (1)	$600,000	$600,000
Interest rate (2)	1.49%	—%
Facility fee-annual rate (3)	0.200%
Maturity date	July 2019
________________________

(1)
We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $311.0 million under an accordion feature under the terms of the unsecured revolving credit facility and unsecured term loan facility.

(2)	Our unsecured revolving credit facility interest rate was calculated based on an annual rate of LIBOR plus 1.050% as of March 31, 2016 and December 31, 2015.

(3)
Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of March 31, 2016 and December 31, 2015, $4.3 million and $4.6 million of unamortized deferred financing costs, respectively, remained to be amortized through the maturity date of our unsecured revolving credit facility, which are included in prepaid expenses and other assets, net on our consolidated balance sheets.

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

In connection with our capital recycling strategy, during the three months ended March 31, 2016, we completed the sale of four operating properties and one undeveloped land parcel located in San Diego, California to unaffiliated third parties for gross sales proceeds of $266.8 million. During 2015, we completed the sale of ten operating properties and one undeveloped land parcel to unaffiliated third parties for gross sale proceeds of $335.2 million.

We currently anticipate that in 2016 we could raise capital through our dispositions program ranging from approximately $350 million to $650 million, with a midpoint of $500 million, including the $266.8 million we completed in January 2016 as discussed above. However, any potential future disposition transactions will depend on market conditions and other factors including but not limited to our capital needs and our ability to defer some or all of the taxable gains on the sales. In addition, we cannot assure you that we will dispose of any additional properties or that we will be able to identify and complete the acquisition of suitable replacement properties to effect Section 1031 Exchanges to defer some or all of the taxable capital gains related to our capital recycling program.

At-The-Market Stock Offering Program

Since commencement of our at-the-market stock offering program in December 2014, through March 31, 2016, we have sold 2,007,767 shares of common stock having an aggregate gross sales price of $150.1 million, and approximately $149.9 million remained available to be sold under this program. No shares of common stock were sold under this program during the three months ended March 31, 2016. Actual future sales will depend upon a variety of factors, including but not limited to, market conditions, the trading price of the Company’s common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

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

Unsecured and Secured Debt

The aggregate principal amount of the unsecured debt and secured debt of the Operating Partnership outstanding as of March 31, 2016 was as follows:

Aggregate Principal Amount Outstanding
(in thousands)
Unsecured Line of Credit	$75,000
Unsecured Term Loan Facility	150,000
Unsecured Term Loan	39,000
Unsecured Senior Notes due 2018	325,000
Unsecured Senior Notes due 2020	250,000
Unsecured Senior Notes due 2023	300,000
Unsecured Senior Notes due 2025	400,000
Unsecured Senior Notes due 2029	400,000
Secured Debt	373,318
Total Unsecured and Secured Debt	$2,312,318
Less: Unamortized Net Discounts and Deferred Financing Costs	(13,925)
Total Debt, Net	$2,298,393

Debt Composition

The composition of the Operating Partnership’s aggregate debt balances between secured and unsecured and fixed-rate and variable-rate debt as of March 31, 2016 and December 31, 2015 was as follows:

	Percentage of Total Debt		Weighted Average Interest Rate
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Secured vs. unsecured (1):
Unsecured	83.9%	83.2%	4.2%	4.3%
Secured	16.1%	16.8%	5.1%	5.1%
Variable-rate vs. fixed-rate (1):
Variable-rate	11.4%	8.4%	1.6%	1.4%
Fixed-rate	88.6%	91.6%	4.7%	4.7%
Stated rate (1)			4.4%	4.5%
GAAP effective rate (2)			4.3%	4.4%
GAAP effective rate including deferred financing costs			4.5%	4.6%
________________________

(1)	Excludes the impact of the amortization of any debt discounts/premiums and deferred financing costs.

(2)	Includes the impact of the amortization of any debt discounts/premiums, excluding deferred financing costs.

Liquidity Uses

Contractual Obligations

The following table provides information with respect to our contractual obligations as of March 31, 2016. The table: (i) indicates the maturities and scheduled principal repayments of our secured and unsecured debt; (ii) indicates the scheduled interest payments of our fixed-rate and variable-rate debt as of March 31, 2016; (iii) provides information about the minimum commitments due in connection with our ground lease obligations and other lease and contractual commitments; and (iv) provides estimated development commitments as of March 31, 2016. Note that the table does not reflect our available debt maturity extension options and reflects gross aggregate principal amounts before the effect of unamortized discounts/premiums.

	Payment Due by Period
	Less than 1 Year (Remainder of 2016)	2-3 Years (2017-2018)	4-5 Years (2019-2020)	More than 5 years (After 2020)	Total
	(in thousands)
Principal payments: secured debt (1)	$7,356	$198,447	$78,317	$89,198	$373,318
Principal payments: unsecured debt (2)	—	325,000	514,000	1,100,000	1,939,000
Interest payments: fixed-rate debt (3)	72,735	172,863	125,348	277,544	648,490
Interest payments: variable-rate debt (4)	2,264	6,010	1,490	—	9,764
Interest payments: unsecured revolving credit facility (5)	842	2,235	554	—	3,631
Ground lease obligations (6)	2,358	6,288	6,288	151,738	166,672
Lease and contractual commitments (7)	80,483	4,578	—	—	85,061
Development commitments (8)	257,000	119,000	—	—	376,000
Total	$423,038	$834,421	$725,997	$1,618,480	$3,601,936
________________________

(1)
Represents gross aggregate principal amount before the effect of the unamortized premium and deferred financing costs of approximately $5.8 million and $1.0 million, respectively, as of March 31, 2016.

(2)
Represents gross aggregate principal amount before the effect of the unamortized discount and deferred financing costs of approximately $7.2 million and $11.5 million, respectively, as of March 31, 2016.

(3)
As of March 31, 2016, 88.6% of our debt was contractually fixed. The information in the table above reflects our projected interest rate obligations for these fixed-rate payments based on the contractual interest rates on an accrual basis and scheduled maturity dates.

(4)
As of March 31, 2016, 8.2% of our debt bore interest at variable rates that was incurred under the unsecured term loan facility and unsecured term loan. The variable interest rate payments are based on LIBOR plus a spread of 1.150% as of March 31, 2016. The information in the table above reflects our projected interest rate obligations for these variable-rate payments based on outstanding principal balances as of March 31, 2016, the scheduled interest payment dates and the contractual maturity dates.

(5)
As of March 31, 2016, 3.2% of our debt bore interest at variable rates which was incurred under the unsecured revolving credit facility. The variable interest rate payments are based on LIBOR plus a spread of 1.050% as of March 31, 2016. The information in the table above reflects our projected interest rate obligations for these variable-rate payments based on outstanding principal balances as of March 31, 2016, the scheduled interest payment dates and the contractual maturity dates.

(6)	Reflects minimum lease payments through the contractual lease expiration date before the impact of extension options.

(7)
Amounts represent commitments under signed leases and contracts for operating properties, excluding tenant-funded tenant improvements and for other contractual commitments. The timing of these expenditures may fluctuate.

(8)
Amounts represent commitments under signed leases for pre-leased development projects, contractual commitments for projects under construction, in lease-up, in addition to $60.0 million in trailing costs for two projects recently stabilized as of March 31, 2016. The timing of these expenditures may fluctuate based on the ultimate progress of construction. We may start additional construction during the remainder of 2016 (see “—Development Activities” for additional information).

Other Liquidity Uses

Development Activities

As of March 31, 2016, we had two development projects under construction.  These projects have a total estimated investment of approximately $645 million, of which we have incurred approximately $290 million and committed an additional $279 million as of March 31, 2016.  As of March 31, 2016, we also had two projects in the "lease-up" phase. These projects have a total estimated investment of approximately $265 million, of which we have incurred approximately $206 million as of March 31, 2016 and are contractually committed to spend approximately $37 million under executed leases.  Depending on market conditions, we expect to incur the remaining $23 million for these ‘lease-up” projects through stabilization.  In addition, depending on market condition, we currently estimate we could potentially spend an additional $0 - $175 million on our current development projects and potential future development pipeline projects that we may commence construction on in 2016.  Ultimate timing of these expenditures may fluctuate given construction progress and leasing status of the projects.  We expect that any material additional development activities will be funded with borrowings under the unsecured revolving credit facility, the public or private issuance of debt or equity securities or the disposition of assets under our capital recycling program.

Potential Future Acquisitions

During the year ended March 31, 2016, we acquired one development opportunity for $31.0 million in cash and the issuance of 867,701 common units in the Operating Partnership valued at approximately $48.0 million and $2.4 million in seller transaction costs. In 2015, we acquired two development opportunities for approximately $127.5 million in cash. These transactions were funded through various capital raising activities and, in selected instances, the assumption of existing indebtedness and issuance of common stock of the Company or common units in the Operating Partnership.

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

Debt Maturities

As of March 31, 2016, $7.4 million in principal payments will be paid during the year ended December 31, 2016 and our next debt maturity of $64.3 million of secured debt is scheduled to occur in February 2017, which we have the option to prepay without penalty in the fourth quarter of 2016. We believe our conservative leverage and staggered debt maturities provide us with financial flexibility and enhance our ability to obtain additional sources of liquidity if necessary, and, therefore, we believe we are well-positioned to refinance or repay maturing debt and to pursue our strategy of seeking attractive acquisition opportunities, which we may finance, as necessary, with future public and private issuances of debt and equity securities.

Share Repurchases

On February 23, 2016, the Company’s board of directors approved a 4,000,000 share increase to the Company’s existing share repurchase program bringing the total current repurchase authorization to 4,988,025 shares. During the three months ended March 31, 2016, the Company repurchased 52,199 shares of common stock at a weighted average price of $55.45 per common share totaling $2.9 million. As of March 31, 2016, 4,935,826 shares remain eligible for repurchase under the Company’s share-repurchase program. Under this program, repurchases may be made in open market transactions at prevailing prices or through privately negotiated transactions. We may elect to repurchase shares of our common stock under this program in the future depending upon various factors, including market conditions, the trading price of our common stock and our other uses of capital. This program does not have a termination date, and repurchases may be discontinued at any time. We intend to fund repurchases, if any, primarily with the proceeds from property dispositions.

Other Potential Future Liquidity Uses

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

Debt Covenants

The unsecured revolving credit facility, unsecured term loan facility, unsecured term loan, unsecured senior notes and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key existing financial covenants and their covenant levels include:

Unsecured Credit Facility, Unsecured Term Loan Facility and Unsecured Term Loan (as defined in the applicable Credit Agreements):	Covenant Level	Actual Performance as of March 31, 2016
Total debt to total asset value	less than 60%	28%
Fixed charge coverage ratio	greater than 1.5x	2.5x
Unsecured debt ratio	greater than 1.67x	3.30x
Unencumbered asset pool debt service coverage	greater than 1.75x	3.57x

Unsecured Senior Notes due 2018, 2020, 2023, 2025 and 2029 (as defined in the applicable Indentures):
Total debt to total asset value	less than 60%	34%
Interest coverage	greater than 1.5x	7.4x
Secured debt to total asset value	less than 40%	6%
Unencumbered asset pool value to unsecured debt	greater than 150%	303%

The Operating Partnership was in compliance with all of its debt covenants as of March 31, 2016. Our current expectation is that the Operating Partnership will continue to meet the requirements of its debt covenants in both the short and long term. However, in the event of a renewed economic slowdown or continued volatility in the credit markets, there is no certainty that the Operating Partnership will be able to continue to satisfy all of the covenant requirements.

Consolidated Historical Cash Flow Summary

The following summary discussion of our consolidated historical cash flow is based on the consolidated statements of cash flows in Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow for the periods presented below. Our historical cash flow activity for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 is as follows:

	Three Months Ended March 31,
	2016	2015	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$78,204	$54,979	$23,225	42.2%
Net cash used in investing activities	(126,733)	(77,309)	(49,424)	63.9%
Net cash provided by financing activities	30,666	48,730	(18,064)	(37.1)%

Operating Activities

Our cash flows from operating activities depends on numerous factors including the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, the level of operating expenses, the impact of property acquisitions, completed development projects and related financing activities, and other general and administrative costs. Our net cash provided by operating activities increased by $23.2 million, or 42.2%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily as a result the expiration of the free rent period for certain leases, resulting in higher cash rental revenue. See additional information under the caption “—Results of Operations.”

Investing Activities

Our cash flows from investing activities is generally used to fund development and operating property acquisitions, expenditures for development projects, and recurring and nonrecurring capital expenditures for our operating properties, net of proceeds received from dispositions of real estate assets. Our net cash used in investing activities increased by $49.4 million or 63.9% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to property disposition proceeds held at a qualified intermediary at March 31, 2016.

Financing Activities

Our cash flows from financing activities is principally impacted by our capital raising activities, net of dividends and distributions paid to common and preferred security holders. Net cash provided by financing activities decreased by $18.1 million or 37.1% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 due primarily to lower capital raising activities during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Off-Balance Sheet Arrangements

As of March 31, 2016 and as of the date this report was filed, we did not have any off-balance sheet transactions, arrangements or obligations, including contingent obligations.

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

The following table presents our FFO for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net income available to common stockholders	$170,995	$39,874
Adjustments:
Net income attributable to noncontrolling common units of the Operating Partnership	3,610	815
Depreciation and amortization of real estate assets	49,578	50,843
Gains on sales of depreciable real estate	(145,990)	—
Funds From Operations(1)(2)	$78,193	$91,532
________________________

(1)	Reported amounts are attributable to common stockholders and common unitholders.

(2)	FFO includes amortization of deferred revenue related to tenant-funded tenant improvements of $2.9 million and $3.0 million for the three months ended March 31, 2016 and 2015, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about our market risk is disclosed in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and is incorporated herein by reference. There have been no material changes for the three months ended March 31, 2016, to the information provided in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2016, the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

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

As required by SEC Rule 13a-15(b), the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2016, the end of the period covered by this report. Based on the foregoing, the Operating Partnership’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes that occurred during the quarter covered by this report in the Operating Partnership’s internal control over financial reporting identified in connection with the evaluation referenced above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We and our properties are subject to routine litigation incidental to our business. These matters are generally covered by insurance. As of March 31, 2016, we are not a defendant in, and our properties are not subject to, any legal proceedings that we believe, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors included in the Company’s and the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities: None.

On March 11, 2016, the Operating Partnership issued 867,701 common units to an unrelated third party in connection with the Operating Partnership’s acquisition of the 610-620 Brannan St. project, a development opportunity in the SOMA submarket of San Francisco, California.  Each common unit was valued at $55.36, which was based on a trailing ten-day average of the closing quoted price per share of the Company’s common stock, par value $.01 per share, as reported on the New York Stock Exchange, as calculated in accordance with the Partnership Agreement. Subject to certain limitations, the common units are redeemable for cash or, at the Company’s option, exchangeable for shares of the Company’s common stock beginning 12 months after the initial issuance of the common units.  This issuance of the common units described above was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act, as transactions by an issuer not involving a public offering.

(b) Use of Proceeds from Registered Securities: None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

The table below reflects our purchases of common stock during each of the three months in the three-month period ended March 31, 2016.

Period	Total Number of Shares of Stock Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs
January 1, 2016 - January 31, 2016	33,897	(1)	$62.11	(1)	—		—
February 1, 2016 - February 29, 2016	1,022	(1)	$50.51	(1)	—		—
March 1, 2016 - March 31, 2016	52,199		$55.45		52,199	(2)	4,935,826	(2)
Total	87,118		$58.01		52,199		4,935,826
_______________

(1)
Includes shares of common stock remitted to the Company to satisfy tax withholding obligations in connection with the distribution of, or the vesting and distribution of, restricted stock units or restricted stock in shares of common stock. The value of such shares of common stock remitted to the Company was based on the closing price of the Company’s common stock on the applicable withholding date.

(2)
On January 1, 2016, the Company's publicly announced share repurchase program had a total repurchase authorization of 4,000,000 shares (under which 988,025 shares remained available for repurchase). On February 23, 2016, the Company's board of directors approved a 4,000,000 share increase to the Company's existing share repurchase program bringing the total current repurchase authorization under this program to 4,988,025 shares. This program does not have a termination date, and repurchases may be discontinued at any time.

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
Fourth Amended and Restated Bylaws of Kilroy Realty Corporation (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 23, 2016)

3.(ii)2
Seventh Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P. dated as of August 15, 2012, as amended (previously filed by Kilroy Realty Corporation on Form 10-Q for the quarter ended June 30, 2014)

10.1†*	Kilroy Realty Corporation 2006 Incentive Award Plan Restricted Stock Unit Agreement by and between Kilroy Realty Corporation and Jeffrey C. Hawken, dated January 9, 2016

10.2†*	Amended and Restated Employment Agreement and Non-Competition Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Tyler H. Rose effective as of January 28, 2016

10.3†*	Amended and Restated Employment Agreement and Non-Competition Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Justin W. Smart effective as of January 28, 2016

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty Corporation

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty Corporation

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty, L.P.

31.4*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty, L.P.

32.1*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty Corporation

32.2*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty Corporation

32.3*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty, L.P.

32.4*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty, L.P.

101.1
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to the Consolidated Financial Statements (unaudited).(1)

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 28, 2016.

KILROY REALTY CORPORATION

By:	/s/ John Kilroy
John Kilroy President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Tyler H. Rose
Tyler H. Rose Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Heidi R. Roth
Heidi R. Roth Executive Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 28, 2016.

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