Form 10-Q
period 2016-06-30
KILROY REALTY CORP; Kilroy Realty, L.P.
filed 2016-07-27
CIK 1025996, 1493976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Kilroy Realty Corporation Yes  ☐     No   ☑
Kilroy Realty, L.P. Yes  ☐     No   ☑
As of July 22, 2016, 92,256,063 shares of Kilroy Realty Corporation common stock, par value $.01 per share, were outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2016 of Kilroy Realty Corporation and Kilroy Realty, L.P. Unless stated otherwise or the context otherwise requires, references to “Kilroy Realty Corporation” or the “Company,” “we,” “our,” and “us” mean Kilroy Realty Corporation, a Maryland corporation, and its controlled and consolidated subsidiaries, and references to “Kilroy Realty, L.P.” or the “Operating Partnership” mean Kilroy Realty, L.P., a Delaware limited partnership and its controlled and consolidated subsidiaries.
The Company is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of June 30, 2016, the Company owned an approximate 97.2% common general partnership interest in the Operating Partnership. The remaining approximate 2.8% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of the Company. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and cause changes in its line of business, capital structure and distribution policies.
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
This report also includes separate sections under Part I, Item 4. Controls and Procedures and separate Exhibit 31 and Exhibit 32 certifications for the Company and the Operating Partnership to establish that the Chief Executive Officer and the Chief Financial Officer of each entity have made the requisite certifications and that the Company and Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and 18 U.S.C. §1350.

ii

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
QUARTERLY REPORT FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY CORPORATION

KILROY REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2016	December 31, 2015
ASSETS	(unaudited)
REAL ESTATE ASSETS (Note 2):
Land and improvements	$1,020,287	$875,794
Buildings and improvements	4,639,003	4,091,012
Undeveloped land and construction in progress	894,057	1,361,340
Total real estate assets held for investment	6,553,347	6,328,146
Accumulated depreciation and amortization	(1,054,828)	(994,241)
Total real estate assets held for investment, net	5,498,519	5,333,905
REAL ESTATE ASSETS AND OTHER ASSETS HELD FOR SALE, NET (Note 3)	30,257	117,666
CASH AND CASH EQUIVALENTS	26,332	56,508
RESTRICTED CASH (Notes 1 and 3)	266,158	696
MARKETABLE SECURITIES (Note 12)	13,388	12,882
CURRENT RECEIVABLES, NET (Note 5)	10,112	11,153
DEFERRED RENT RECEIVABLES, NET (Note 5)	207,851	189,704
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Note 4)	186,903	176,683
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 1)	58,913	27,233
TOTAL ASSETS	$6,298,433	$5,926,430
LIABILITIES AND EQUITY
LIABILITIES:
Secured debt, net (Notes 1, 6 and 12)	$373,500	$380,835
Unsecured debt, net (Notes 1, 6 and 12)	1,845,992	1,844,634
Unsecured line of credit (Notes 6 and 12)	220,000	—
Accounts payable, accrued expenses and other liabilities	211,196	246,323
Accrued dividends and distributions (Note 17)	37,733	34,992
Deferred revenue and acquisition-related intangible liabilities, net (Note 4)	138,394	128,156
Rents received in advance and tenant security deposits	44,663	49,361
Liabilities of real estate assets held for sale (Note 3)	321	7,543
Total liabilities	2,871,799	2,691,844
COMMITMENTS AND CONTINGENCIES (Note 11)
EQUITY:
Stockholders’ Equity (Note 8):
Preferred stock, $.01 par value, 30,000,000 shares authorized:
6.875% Series G Cumulative Redeemable Preferred stock, $.01 par value, 4,600,000 shares authorized, 4,000,000 shares issued and outstanding ($100,000 liquidation preference)	96,155	96,155
6.375% Series H Cumulative Redeemable Preferred stock, $.01 par value, 4,000,000 shares authorized, issued and outstanding ($100,000 liquidation preference)	96,256	96,256
Common stock, $.01 par value, 150,000,000 shares authorized, 92,254,768 and 92,258,690 shares issued and outstanding, respectively	923	923
Additional paid-in capital	3,074,508	3,047,894
Retained earnings/(distributions in excess of earnings)	62,647	(70,262)
Total stockholders’ equity	3,330,489	3,170,966
Noncontrolling Interests:
Common units of the Operating Partnership (Note 7)	89,495	57,100
Noncontrolling interest in consolidated subsidiary (Note 1)	6,650	6,520
Total noncontrolling interests	96,145	63,620
Total equity	3,426,634	3,234,586
TOTAL LIABILITIES AND EQUITY	$6,298,433	$5,926,430

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
REVENUES
Rental income	$143,653	$131,450	$277,408	$262,382
Tenant reimbursements	16,138	14,174	27,542	28,599
Other property income	342	603	629	1,328
Total revenues	160,133	146,227	305,579	292,309
EXPENSES
Property expenses	29,221	26,866	55,186	51,580
Real estate taxes	13,845	12,430	24,877	25,145
Provision for bad debts	—	47	—	289
Ground leases	768	813	1,597	1,589
General and administrative expenses	13,979	12,633	27,416	25,401
Acquisition-related expenses	714	265	776	393
Depreciation and amortization	53,346	51,658	103,786	103,145
Total expenses	111,873	104,712	213,638	207,542
OTHER (EXPENSES) INCOME
Interest income and other net investment gains (Note 12)	311	511	582	871
Interest expense (Note 6)	(14,384)	(14,864)	(26,213)	(31,742)
Total other (expenses) income	(14,073)	(14,353)	(25,631)	(30,871)
INCOME FROM OPERATIONS BEFORE GAINS (LOSSES) ON SALES OF REAL ESTATE	34,187	27,162	66,310	53,896
Net (loss) gain on sales of land (Note 3)	(295)	—	(295)	17,268
Gains on sales of depreciable operating properties (Note 3)	—	31,428	145,990	31,428
NET INCOME	33,892	58,590	212,005	102,592
Net income attributable to noncontrolling common units of the Operating Partnership	(829)	(1,090)	(4,439)	(1,905)
Net income attributable to noncontrolling interest in consolidated subsidiary	(216)	—	(411)	—
Total income attributable to noncontrolling interests	(1,045)	(1,090)	(4,850)	(1,905)
NET INCOME ATTRIBUTABLE TO KILROY REALTY CORPORATION	32,847	57,500	207,155	100,687
PREFERRED DIVIDENDS	(3,312)	(3,312)	(6,625)	(6,625)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$29,535	$54,188	$200,530	$94,062
Net income available to common stockholders per share – basic (Note 13)	$0.32	$0.61	$2.17	$1.07
Net income available to common stockholders per share – diluted (Note 13)	$0.31	$0.61	$2.15	$1.06
Weighted average common shares outstanding – basic (Note 13)	92,209,955	88,126,187	92,217,238	87,514,878
Weighted average common shares outstanding – diluted (Note 13)	92,824,786	88,645,868	92,784,065	88,044,292
Dividends declared per common share	$0.375	$0.350	$0.725	$0.700

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share and per share/unit data)

		Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AS OF DECEMBER 31, 2014	$192,411	86,259,684	$863	$2,635,900	$(162,964)	$2,666,210	$57,726	$2,723,936
Net income					100,687	100,687	1,905	102,592
Issuance of common stock		1,866,267	18	137,906		137,924		137,924
Issuance of share-based compensation awards				844		844		844
Noncash amortization of share-based compensation				9,251		9,251		9,251
Repurchase of common stock, stock options and restricted stock units		(20,752)		(1,836)		(1,836)		(1,836)
Settlement of restricted stock units for shares of common stock		37,403		—		—		—
Exercise of stock options		252,000	3	10,735		10,738		10,738
Exchange of common units of the Operating Partnership		11,030		316		316	(316)	—
Adjustment for noncontrolling interest				(1,890)		(1,890)	1,890	—
Contribution by noncontrolling interest in consolidated subsidiary							203	203
Preferred dividends					(6,625)	(6,625)		(6,625)
Dividends declared per common share and common unit ($0.70 per share/unit)					(62,667)	(62,667)	(1,255)	(63,922)
BALANCE AS OF JUNE 30, 2015	$192,411	88,405,632	$884	$2,791,226	$(131,569)	$2,852,952	$60,153	$2,913,105

		Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings /(Distributions in Excess of Earnings)
BALANCE AS OF DECEMBER 31, 2015	$192,411	92,258,690	$923	$3,047,894	$(70,262)	$3,170,966	$63,620	$3,234,586
Net income					207,155	207,155	4,850	212,005
Issuance of share-based compensation awards				853		853		853
Noncash amortization of share-based compensation				12,538		12,538		12,538
Exercise of stock options		22,000		937		937		937
Repurchase of common stock, stock options and restricted stock units		(96,360)	(1)	(5,882)		(5,883)		(5,883)
Settlement of restricted stock units for shares of common stock		69,238	1	(1)		—		—
Issuance of common units in connection with acquisition (Note 2)							48,033	48,033
Exchange of common units of the Operating Partnership		1,200		39		39	(39)	—
Adjustment for noncontrolling interest				18,130		18,130	(18,130)	—
Distribution to noncontrolling interest in consolidated subsidiary							(281)	(281)
Preferred dividends					(6,625)	(6,625)		(6,625)
Dividends declared per common share and common unit ($0.725 per share/unit)					(67,621)	(67,621)	(1,908)	(69,529)
BALANCE AS OF JUNE 30, 2016	$192,411	92,254,768	$923	$3,074,508	$62,647	$3,330,489	$96,145	$3,426,634

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$212,005	$102,592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of building and improvements and leasing costs	102,127	101,812
Depreciation of furniture, fixtures and equipment	1,659	1,333
Increase in provision for bad debts	—	289
Noncash amortization of share-based compensation awards	10,034	7,650
Noncash amortization of deferred financing costs and debt discounts and premiums	1,306	889
Noncash amortization of net below market rents (Note 4)	(3,243)	(5,029)
Gains on sales of depreciable operating properties (Note 3)	(145,990)	(31,428)
Loss (gain) on sales of land (Note 3)	295	(17,268)
Noncash amortization of deferred revenue related to tenant-funded tenant improvements	(6,100)	(6,304)
Straight-line rents	(18,537)	(28,575)
Net change in other operating assets	(6,071)	(9,100)
Net change in other operating liabilities	(9,856)	(33)
Net cash provided by operating activities	137,629	116,828
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for development properties and undeveloped land	(162,122)	(199,358)
Expenditures for acquisition of undeveloped land (Note 2)	(33,513)	(52,134)
Expenditures for acquisition of operating properties (Note 2)	(55,415)	—
Expenditures for operating properties and other capital assets	(65,543)	(50,969)
Net proceeds received from dispositions (Note 3)	276,622	165,797
(Increase) decrease in restricted cash (Note 3)	(265,462)	58,444
Decrease (increase) in acquisition-related deposits	1,902	(6,800)
Increase in note receivable	(1,000)	—
Net cash used in investing activities	(304,531)	(85,020)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	137,924
Borrowings on unsecured revolving credit facility	270,000	250,000
Repayments on unsecured revolving credit facility	(50,000)	(290,000)
Principal payments on secured debt (Note 6)	(4,808)	(64,771)
Financing costs	(679)	(769)
Repurchase of common stock and restricted stock units	(5,883)	(1,836)
Proceeds from exercise of stock options	937	10,738
Distributions to noncontrolling interests in consolidated subsidiary	(281)	—
Contributions from noncontrolling interests in consolidated subsidiary	—	203
Dividends and distributions paid to common stockholders and common unitholders	(65,935)	(62,311)
Dividends and distributions paid to preferred stockholders and preferred unitholders	(6,625)	(6,625)
Net cash provided by (used in) financing activities	136,726	(27,447)
Net (decrease) increase in cash and cash equivalents	(30,176)	4,361
Cash and cash equivalents, beginning of period	56,508	23,781
Cash and cash equivalents, end of period	$26,332	$28,142

See accompanying notes to consolidated financial statements.

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY, L.P.

KILROY REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	June 30, 2016	December 31, 2015
ASSETS	(unaudited)
REAL ESTATE ASSETS (Note 2):
Land and improvements	$1,020,287	$875,794
Buildings and improvements	4,639,003	4,091,012
Undeveloped land and construction in progress	894,057	1,361,340
Total real estate assets held for investment	6,553,347	6,328,146
Accumulated depreciation and amortization	(1,054,828)	(994,241)
Total real estate assets held for investment, net	5,498,519	5,333,905
REAL ESTATE ASSETS AND OTHER ASSETS HELD FOR SALE, NET (Note 3)	30,257	117,666
CASH AND CASH EQUIVALENTS	26,332	56,508
RESTRICTED CASH (Notes 1 and 3)	266,158	696
MARKETABLE SECURITIES (Note 12)	13,388	12,882
CURRENT RECEIVABLES, NET (Note 5)	10,112	11,153
DEFERRED RENT RECEIVABLES, NET (Note 5)	207,851	189,704
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Note 4)	186,903	176,683
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 1)	58,913	27,233
TOTAL ASSETS	$6,298,433	$5,926,430
LIABILITIES AND CAPITAL
LIABILITIES:
Secured debt, net (Notes 1, 6 and 12)	$373,500	$380,835
Unsecured debt, net (Notes 1, 6 and 12)	1,845,992	1,844,634
Unsecured line of credit (Notes 6 and 12)	220,000	—
Accounts payable, accrued expenses and other liabilities	211,196	246,323
Accrued distributions (Note 17)	37,733	34,992
Deferred revenue and acquisition-related intangible liabilities, net (Note 4)	138,394	128,156
Rents received in advance and tenant security deposits	44,663	49,361
Liabilities of real estate assets held for sale (Note 3)	321	7,543
Total liabilities	2,871,799	2,691,844
COMMITMENTS AND CONTINGENCIES (Note 11)
CAPITAL:
Partners’ Capital (Note 9):
6.875% Series G Cumulative Redeemable Preferred units, 4,000,000 units issued and outstanding ($100,000 liquidation preference)	96,155	96,155
6.375% Series H Cumulative Redeemable Preferred units, 4,000,000 units issued and outstanding ($100,000 liquidation preference)	96,256	96,256
Common units, 92,254,768 and 92,258,690 held by the general partner and 2,631,276 and 1,764,775 held by common limited partners issued and outstanding, respectively	3,223,356	3,031,609
Total partners’ capital	3,415,767	3,224,020
Noncontrolling interests in consolidated subsidiaries (Note 1)	10,867	10,566
Total capital	3,426,634	3,234,586
TOTAL LIABILITIES AND CAPITAL	$6,298,433	$5,926,430

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
REVENUES
Rental income	$143,653	$131,450	$277,408	$262,382
Tenant reimbursements	16,138	14,174	27,542	28,599
Other property income	342	603	629	1,328
Total revenues	160,133	146,227	305,579	292,309
EXPENSES
Property expenses	29,221	26,866	55,186	51,580
Real estate taxes	13,845	12,430	24,877	25,145
Provision for bad debts	—	47	—	289
Ground leases	768	813	1,597	1,589
General and administrative expenses	13,979	12,633	27,416	25,401
Acquisition-related expenses	714	265	776	393
Depreciation and amortization	53,346	51,658	103,786	103,145
Total expenses	111,873	104,712	213,638	207,542
OTHER (EXPENSES) INCOME
Interest income and other net investment gains (Note 12)	311	511	582	871
Interest expense (Note 6)	(14,384)	(14,864)	(26,213)	(31,742)
Total other (expenses) income	(14,073)	(14,353)	(25,631)	(30,871)
INCOME FROM OPERATIONS BEFORE GAINS (LOSSES) ON SALES OF REAL ESTATE	34,187	27,162	66,310	53,896
Net (loss) gain on sales of land (Note 3)	(295)	—	(295)	17,268
Gains on sales of depreciable operating properties (Note 3)	—	31,428	145,990	31,428
NET INCOME	33,892	58,590	212,005	102,592
Net income attributable to noncontrolling interests in consolidated subsidiaries	(302)	(72)	(582)	(147)
NET INCOME ATTRIBUTABLE TO KILROY REALTY, L.P.	33,590	58,518	211,423	102,445
PREFERRED DISTRIBUTIONS	(3,312)	(3,312)	(6,625)	(6,625)
NET INCOME AVAILABLE TO COMMON UNITHOLDERS	$30,278	$55,206	$204,798	$95,820
Net income available to common unitholders per unit – basic (Note 14)	$0.31	$0.61	$2.16	$1.06
Net income available to common unitholders per unit – diluted (Note 14)	$0.31	$0.61	$2.15	$1.06
Weighted average common units outstanding – basic (Note 14)	94,841,231	89,919,357	94,514,876	89,309,718
Weighted average common units outstanding – diluted (Note 14)	95,456,062	90,439,038	95,081,703	89,839,132
Dividends declared per common unit	$0.375	$0.350	$0.725	$0.700

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(Unaudited; in thousands, except unit and per unit data)

	Partners’ Capital			Total Partners’ Capital	Noncontrolling Interests in Consolidated Subsidiaries
	Preferred Units	Number of Common Units	Common Units			Total Capital
BALANCE AS OF DECEMBER 31, 2014	$192,411	88,063,884	$2,521,900	$2,714,311	$9,625	$2,723,936
Net income			102,445	102,445	147	102,592
Issuance of common units		1,866,267	137,924	137,924		137,924
Issuance of share-based compensation awards			844	844		844
Noncash amortization of share-based compensation			9,251	9,251		9,251
Repurchase of common units, stock options and restricted stock units		(20,752)	(1,836)	(1,836)		(1,836)
Settlement of restricted stock units		37,403	—	—		—
Exercise of stock options		252,000	10,738	10,738		10,738
Contribution by noncontrolling interest in consolidated subsidiary					203	203
Preferred distributions			(6,625)	(6,625)		(6,625)
Distributions declared per common unit ($0.70 per unit)			(63,922)	(63,922)		(63,922)
BALANCE AS OF JUNE 30, 2015	$192,411	90,198,802	$2,710,719	$2,903,130	$9,975	$2,913,105

	Partners’ Capital			Total Partners’ Capital	Noncontrolling Interests in Consolidated Subsidiaries
	Preferred Units	Number of Common Units	Common Units			Total Capital
BALANCE AS OF DECEMBER 31, 2015	$192,411	94,023,465	$3,031,609	$3,224,020	$10,566	$3,234,586
Net income			211,423	211,423	582	212,005
Issuance of common units in connection with acquisition (Note 2)		867,701	48,033	48,033		48,033
Issuance of share-based compensation awards			853	853		853
Noncash amortization of share-based compensation			12,538	12,538		12,538
Exercise of stock options		22,000	937	937		937
Repurchase of common units, stock options and restricted stock units		(96,360)	(5,883)	(5,883)		(5,883)
Settlement of restricted stock units		69,238	—	—		—
Distribution to noncontrolling interest in consolidated subsidiary					(281)	(281)
Preferred distributions			(6,625)	(6,625)		(6,625)
Distributions declared per common unit ($0.725 per unit)			(69,529)	(69,529)		(69,529)
BALANCE AS OF JUNE 30, 2016	$192,411	94,886,044	$3,223,356	$3,415,767	$10,867	$3,426,634

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$212,005	$102,592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of building and improvements and leasing costs	102,127	101,812
Depreciation of furniture, fixtures and equipment	1,659	1,333
Increase in provision for bad debts	—	289
Noncash amortization of share-based compensation awards	10,034	7,650
Noncash amortization of deferred financing costs and debt discounts and premiums	1,306	889
Noncash amortization of net below market rents (Note 4)	(3,243)	(5,029)
Gains on sales of depreciable operating properties (Note 3)	(145,990)	(31,428)
Loss (gain) on sales of land (Note 3)	295	(17,268)
Noncash amortization of deferred revenue related to tenant-funded tenant improvements	(6,100)	(6,304)
Straight-line rents	(18,537)	(28,575)
Net change in other operating assets	(6,071)	(9,100)
Net change in other operating liabilities	(9,856)	(33)
Net cash provided by operating activities	137,629	116,828
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for development properties and undeveloped land	(162,122)	(199,358)
Expenditures for acquisition of undeveloped land (Note 2)	(33,513)	(52,134)
Expenditures for acquisition of operating properties (Note 2)	(55,415)	—
Expenditures for operating properties and other capital assets	(65,543)	(50,969)
Net proceeds received from dispositions (Note 3)	276,622	165,797
(Increase) decrease in restricted cash (Note 3)	(265,462)	58,444
Decrease (increase) in acquisition-related deposits	1,902	(6,800)
Increase in note receivable	(1,000)	—
Net cash used in investing activities	(304,531)	(85,020)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	137,924
Borrowings on unsecured revolving credit facility	270,000	250,000
Repayments on unsecured revolving credit facility	(50,000)	(290,000)
Principal payments on secured debt (Note 6)	(4,808)	(64,771)
Financing costs	(679)	(769)
Repurchase of common stock and restricted stock units	(5,883)	(1,836)
Proceeds from exercise of stock options	937	10,738
Distributions to noncontrolling interests in consolidated subsidiary	(281)	—
Contributions from noncontrolling interests in consolidated subsidiary	—	203
Distributions paid to common unitholders	(65,935)	(62,311)
Distributions paid to preferred unitholders	(6,625)	(6,625)
Net cash provided by (used in) financing activities	136,726	(27,447)
Net (decrease) increase in cash and cash equivalents	(30,176)	4,361
Cash and cash equivalents, beginning of period	56,508	23,781
Cash and cash equivalents, end of period	$26,332	$28,142

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2016 and 2015

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

Our stabilized portfolio of operating properties was comprised of the following office properties at June 30, 2016:

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied
Stabilized Office Properties	102	13,660,231	526	95.5%

Our stabilized office portfolio includes all of our properties with the exception of development and redevelopment properties currently under construction or committed for construction, “lease-up” properties, real estate assets held for sale, undeveloped land and our recently completed residential property. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We define “lease-up” properties as office properties we recently developed or redeveloped that have not yet reached 95% occupancy and are within one year following cessation of major construction activities.

During the six months ended June 30, 2016, we stabilized two development projects consisting of 455,340 rentable square feet and 185,602 rentable square feet in San Francisco, California which were included in our stabilized office portfolio as of June 30, 2016. As of June 30, 2016, the following properties, in addition to our recently completed residential property, were excluded from our stabilized office portfolio. We did not have any redevelopment properties at June 30, 2016.

	Number of Properties/Projects	Estimated Rentable Square Feet (1)
Properties held for sale (2)	2	136,908
Development projects in “lease-up”	2	443,000
Development projects under construction	1	700,000
________________________

(1)	Estimated rentable square feet upon completion.

(2)
These properties include two operating properties totaling 136,908 rentable square feet and a 7.0 acre undeveloped land parcel. See Note 3 “Dispositions and Real Estate Assets Held for Sale” for additional information.

Our stabilized office portfolio also excludes our near-term and future development pipeline, which as of June 30, 2016 was comprised of eight development sites, representing approximately 70 gross acres of undeveloped land.

As of June 30, 2016, all of our properties and development projects were owned and all of our business was conducted in the state of California with the exception of twelve office properties and one future development project located in the state of

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Washington. As of June 30, 2016, we owned 100% of our properties and development projects, excluding two office properties owned by Redwood City Partners, LLC (“Redwood LLC”), a consolidated subsidiary.

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

As of June 30, 2016, the Company owned an approximate 97.2% common general partnership interest in the Operating Partnership. The remaining approximate 2.8% common limited partnership interest in the Operating Partnership as of June 30, 2016 was owned by non-affiliated investors and certain of our executive officers and directors (see Note 7). Both the general and limited common partnership interests in the Operating Partnership are denominated in common units. Generally, the number of common units held by the Company is equivalent to the number of outstanding shares of the Company’s common stock, and the rights of all the common units to quarterly distributions and payments in liquidation mirror those of the Company’s common stockholders. The common limited partners have certain redemption rights as provided in the Operating Partnership’s Seventh Amended and Restated Agreement of Limited Partnership, as amended, the “Partnership Agreement” (see Note 7).

Kilroy Realty Finance, Inc., which is a wholly owned subsidiary of the Company, is the sole general partner of the Finance Partnership and owns a 1.0% common general partnership interest in the Finance Partnership. The Operating Partnership owns the remaining 99.0% common limited partnership interest. Kilroy Services, LLC (“KSLLC”), which is a wholly owned subsidiary of the Operating Partnership, is the entity through which we generally conduct substantially all of our development activities. As of June 30, 2016, the Company owned an approximate 93% equity interest in Redwood LLC. The remaining interest was owned by an unrelated third party. With the exception of the Operating Partnership and Redwood LLC, all of our subsidiaries are wholly owned.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At June 30, 2016, the consolidated financial statements of the Company included only one VIE, the Operating Partnership, and the consolidated financial statements of the Operating Partnership did not include any VIEs.

At December 31, 2015, the consolidated financial statements of the Company and the Operating Partnership included two VIEs in which we were deemed to be the primary beneficiary: Redwood LLC and one other VIE to facilitate potential future Section 1031 Exchanges to defer taxable gains on dispositions for federal income tax purposes. At December 31, 2015, the impact of consolidating the VIEs increased the Company’s total assets, liabilities and noncontrolling interests by approximately $203.3 million (of which $187.3 million related to real estate held for investment on our consolidated balance sheet), approximately $28.8 million and approximately $6.5 million, respectively. During the three months ended June 30, 2016, Redwood LLC had a VIE reconsideration event and was determined to no longer be a VIE and the VIE to facilitate potential future Section 1031 Exchanges was terminated.
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
Recently Issued Accounting Pronouncements

On June 16, 2016, the FASB issued ASU No. 2016-13 (“ASU 2016-13”) to amend the accounting for credit losses for certain financial instruments. Under the new guidance, an entity recognizes its estimate of expected credit losses as an allowance, which the FASB believes will result in more timely recognition of such losses.  ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the impact of the guidance on our consolidated financial statements and notes to our consolidated financial statements.
On May 9, 2016, the FASB issued ASU No. 2016-12, which clarifies and provides practical expedients for certain aspects of ASU No. 2014-09, which outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers and notes that lease contracts with customers are a scope exception. Public business entities may elect to adopt the amendments as of the original effective date; however, adoption is required for annual reporting periods beginning after December 15, 2017. The Company is currently assessing the impact of the guidance on our consolidated financial statements and notes to our consolidated financial statements.
On March 30, 2016, the FASB issued ASU No. 2016-09 (“ASU 2016-09”) to amend the accounting guidance for share-based payment accounting. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods and early adoption is permitted. The Company is currently assessing the impact of the guidance on our consolidated financial statements and notes to our consolidated financial statements.
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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On January 5, 2016, the FASB issued ASU No. 2016-01 (“ASU 2016-01”) to amend the accounting guidance on the classification and measurement of financial instruments. The standard requires that all investments in equity securities, including other ownership interests, are carried at fair value through net income. This requirement does not apply to investments that qualify for equity method accounting or to those that result in consolidation of the investee or for which the entity has elected the predictability exception to fair value measurement. Additionally, the standard requires that the portion of the total fair value change caused by a change in instrument-specific credit risk for financial liabilities for which the fair value option has been elected would be recognized in other comprehensive income. Any accumulated amount remaining in other comprehensive income is reclassified to earnings when the liability is extinguished. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017. The Company does not anticipate the guidance to have a material impact on our consolidated financial statements or notes to our consolidated financial statements.
2.    Acquisitions

Operating Property Acquisitions

During the six months ended June 30, 2016, we acquired the one operating property listed below from an unrelated third party. The acquisition was funded with proceeds from the Company’s unsecured revolving credit facility as well as proceeds from our capital recycling program.

Property	Date of Acquisition	Number of Buildings	Rentable Square Feet (unaudited)	Purchase Price (in millions) (1)
1290-1300 Terra Bella Avenue, Mountain View, CA	June 8, 2016	1	114,175	$55.4

________________________

(1)	In connection with this acquisition, we assumed $0.2 million in accrued liabilities that are not included in the purchase price above.

The related assets, liabilities and results of operations of the acquired property are included in the consolidated financial statements as of the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition:

Total 2016 Operating Property Acquisitions (1)

Assets
Land and improvements	$28,730
Buildings and improvements (2)	27,555
Deferred leasing costs and acquisition-related intangible assets (3)	4,180
Total assets acquired	60,465
Liabilities
Accounts payable, accrued expenses and other liabilities	170
Deferred revenue and acquisition-related intangible liabilities (4)	4,880
Total liabilities assumed	5,050
Net assets and liabilities acquired	$55,415
________________________

(1)	The purchase price of the acquisition completed during the six months ended June 30, 2016 was less than 5% of the Company’s total assets as of June 30, 2016.

(2)	Represents buildings, building improvements and tenant improvements.

(3)
Represents in-place leases (approximately $2.5 million with a weighted average amortization period of 3.6 years) and leasing commissions (approximately $1.7 million with a weighted average amortization period of 3.7 years).

(4)	Represents below-market leases (approximately $4.9 million with a weighted average amortization period of 3.4 years).

Development Project Acquisitions

On March 11, 2016, we acquired an approximately 1.75 acre development site located at 610-620 Brannan Street in San Francisco, California from an unrelated third party. This land parcel is immediately adjacent to our Flower Mart project in the SOMA submarket of San Francisco. The acquisition was funded through $31.0 million in cash and the issuance of 867,701 common units in the Operating Partnership valued at approximately $48.0 million (see Note 9). In addition, the Company paid $2.4 million in seller transaction costs and recorded $4.7 million in accrued liabilities in connection with this acquisition. As of June 30, 2016, the underlying assets were included as undeveloped land and construction in progress on our consolidated balance sheets.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.    Dispositions and Real Estate Assets Held for Sale

Land Dispositions

The following table summarizes the land dispositions completed during the six months ended June 30, 2016:

Property	Submarket	Month of Disposition	Gross Site Acreage (unaudited)	Sales Price (1) (in millions)
Carlsbad Oaks - Lot 7 (2)	Carlsbad	January	7.6	$4.5
Carlsbad Oaks - Lots 4 & 5	Carlsbad	June	11.2	6.0
Carlsbad Oaks - Lot 8	Carlsbad	June	13.2	8.9
Total Land Dispositions (3)			32.0	$19.4
________________________

(1)	Represents gross sales price before the impact of broker commissions and closing costs.

(2)	This land parcel was classified as held for sale as of December 31, 2015.

(3)	In connection with these land dispositions, $2.3 million of secured debt was assumed by the buyers. See Note 6 “Secured and Unsecured Debt of the Operating Partnership” for additional information.

The net loss on the four undeveloped land parcels sold during the six months ended June 30, 2016 was approximately $0.3 million.

Operating Property Dispositions

The following table summarizes the operating properties sold during the six months ended June 30, 2016.

Location	Property Type	Month of Disposition	Number of Buildings	Rentable Square Feet	Sales Price (1) (in millions)
Torrey Santa Fe Properties (2)	Office	January	4	465,812	$262.3

________________________

(1)	Represents gross sales price before the impact of broker commissions and closing costs.

(2)
The Torrey Santa Fe Properties include the following: 7525 Torrey Santa Fe, 7535 Torrey Santa Fe, 7545 Torrey Santa Fe, and 7555 Torrey Santa Fe. These properties were classified as held for sale at December 31, 2015.

The total gain on the four operating properties sold during the six months ended June 30, 2016 was $146.0 million. As of June 30, 2016, approximately $258.1 million of net proceeds related to this disposition were temporarily being held at qualified intermediaries, at our direction, for the purpose of facilitating potential future Section 1031 Exchanges. The cash proceeds are included in restricted cash on our consolidated balance sheets at June 30, 2016.

Real Estate Assets Held for Sale

As of June 30, 2016, the following properties were classified as held for sale:

Location	Submarket	Property Type	Number of Buildings	Rentable Square Feet
4930, 4939 & 4955 Directors Place (1)	Sorrento Mesa	Office	2	136,908

________________________

(1)
These properties include two operating properties totaling 136,908 rentable square feet and a 7.0 acre undeveloped land parcel. On July 21, 2016, the Company completed the sale of these properties for a gross sales price of $49.0 million.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The major classes of assets and liabilities of the properties held for sale as of June 30, 2016 were as follows:

Real estate assets and other assets held for sale	(in thousands)
Land and improvements	$5,377
Buildings and improvements	34,246
Undeveloped land	12,355
Total real estate held for sale	51,978
Accumulated depreciation and amortization	(22,400)
Total real estate held for sale, net	29,578
Deferred rent receivables, net	467
Deferred leasing costs and acquisition-related intangible assets, net	57
Prepaid expenses and other assets, net	155
Real estate and other assets held for sale, net	$30,257
Liabilities and deferred revenue of real estate assets held for sale
Accounts payable, accrued expenses and other liabilities	$120
Deferred revenue and acquisition-related intangible liabilities, net	201
Liabilities and deferred revenue of real estate assets held for sale	$321

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.    Deferred Leasing Costs and Acquisition-Related Intangible Assets and Liabilities, net

The following table summarizes our deferred leasing costs and acquisition-related intangible assets (acquired value of leasing costs, above-market operating leases, in-place leases and below-market ground lease obligation) and intangible liabilities (acquired value of below-market operating leases and above-market ground lease obligation) as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(in thousands)
Deferred Leasing Costs and Acquisition-Related Intangible Assets, net: (1)
Deferred leasing costs	$228,701	$205,888
Accumulated amortization	(81,460)	(72,745)
Deferred leasing costs, net	147,241	133,143
Above-market operating leases	10,662	10,989
Accumulated amortization	(7,188)	(6,739)
Above-market operating leases, net	3,474	4,250
In-place leases	72,944	72,639
Accumulated amortization	(37,212)	(33,810)
In-place leases, net	35,732	38,829
Below-market ground lease obligation	490	490
Accumulated amortization	(34)	(29)
Below-market ground lease obligation, net	456	461
Total deferred leasing costs and acquisition-related intangible assets, net	$186,903	$176,683
Acquisition-Related Intangible Liabilities, net: (2) (3)
Below-market operating leases	$57,166	$53,502
Accumulated amortization	(29,899)	(27,074)
Below-market operating leases, net	27,267	26,428
Above-market ground lease obligation	6,320	6,320
Accumulated amortization	(475)	(424)
Above-market ground lease obligation, net	5,845	5,896
Total acquisition-related intangible liabilities, net	$33,112	$32,324
________________________

(1)	Excludes deferred leasing costs and acquisition-related intangible assets, net related to properties held for sale.

(2)	Excludes acquisition-related intangible liabilities, net related to properties held for sale.

(3)	Included in deferred revenue and acquisition-related intangible liabilities, net in the consolidated balance sheets.

The following table sets forth amortization related to deferred leasing costs and acquisition-related intangibles for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Deferred leasing costs (1)	$6,961	$7,093	$13,744	$13,914
Above-market operating leases (2)	384	737	776	1,648
In-place leases (1)	2,669	4,416	5,557	8,637
Below-market ground lease obligation (3)	2	2	4	4
Below-market operating leases (4)	(2,024)	(3,838)	(4,019)	(6,677)
Above-market ground lease obligation (5)	(25)	(25)	(50)	(50)
Total	$7,967	$8,385	$16,012	$17,476
________________________

(1)	The amortization of deferred leasing costs and in-place leases is recorded to depreciation and amortization expense in the consolidated statements of operations for the periods presented.

(2)	The amortization of above-market operating leases is recorded as a decrease to rental income in the consolidated statements of operations for the periods presented.

(3)	The amortization of the below-market ground lease obligation is recorded as an increase to ground lease expense in the consolidated statements of operations for the periods presented.

(4)	The amortization of below-market operating leases is recorded as an increase to rental income in the consolidated statements of operations for the periods presented.

(5)	The amortization of the above-market ground lease obligation is recorded as a decrease to ground lease expense in the consolidated statements of operations for the periods presented.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the estimated annual amortization expense related to deferred leasing costs and acquisition-related intangibles as of June 30, 2016 for future periods:

Year	Deferred Leasing Costs	Above-Market Operating Leases (1)	In-Place Leases	Below-Market Ground Lease Obligation (2)	Below-Market Operating Leases (3)	Above-Market Ground Lease Obligation (4)
	(in thousands)
Remaining 2016	$14,251	$725	$5,466	$4	$(4,494)	$(50)
2017	26,180	1,241	9,738	8	(8,437)	(101)
2018	22,883	831	6,998	8	(7,159)	(101)
2019	18,748	643	5,149	8	(4,583)	(101)
2020	14,495	16	2,923	8	(2,169)	(101)
Thereafter	50,684	18	5,458	420	(425)	(5,391)
Total	$147,241	$3,474	$35,732	$456	$(27,267)	$(5,845)
________________________

(1)	Represents estimated annual amortization related to above-market operating leases. Amounts will be recorded as a decrease to rental income in the consolidated statements of operations.

(2)	Represents estimated annual amortization related to below-market ground lease obligations. Amounts will be recorded as an increase to ground lease expense in the consolidated statements of operations.

(3)	Represents estimated annual amortization related to below-market operating leases. Amounts will be recorded as an increase to rental income in the consolidated statements of operations.

(4)	Represents estimated annual amortization related to above-market ground lease obligations. Amounts will be recorded as a decrease to ground lease expense in the consolidated statements of operations.

5.    Receivables

Current Receivables, net

Current receivables, net is primarily comprised of contractual rents and other lease-related obligations due from tenants. The balance consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(in thousands)
Current receivables	$11,930	$13,233
Allowance for uncollectible tenant receivables	(1,818)	(2,080)
Current receivables, net (1)	$10,112	$11,153
________________________

(1)	Excludes current receivables, net related to real estate held for sale.

Deferred Rent Receivables, net

Deferred rent receivables, net consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(in thousands)
Deferred rent receivables	$209,378	$191,586
Allowance for deferred rent receivables	(1,527)	(1,882)
Deferred rent receivables, net (1)	$207,851	$189,704
________________________

(1)	Excludes deferred rent receivables related to real estate held for sale.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.    Secured and Unsecured Debt of the Operating Partnership

Secured Debt

The following table sets forth the composition of our secured debt as of June 30, 2016 and December 31, 2015:

Type of Debt	Annual Stated Interest Rate (1)	Effective Interest Rate (1)(2)	Maturity Date	June 30, 2016	December 31, 2015
				(in thousands)
Mortgage note payable (4)	4.27%	4.27%	February 2018	$127,049	$128,315
Mortgage note payable (4)	4.48%	4.48%	July 2027	95,563	96,354
Mortgage note payable (3) (4)	6.05%	3.50%	June 2019	84,179	85,890
Mortgage note payable	6.51%	6.51%	February 2017	64,994	65,563
Mortgage note payable	7.15%	7.15%	May 2017	2,625	3,987
Other (5)	Various	Various	Various	—	1,809
Total secured debt				$374,410	$381,918
Unamortized deferred financing costs				(910)	(1,083)
Total secured debt, net				$373,500	$380,835
________________________

(1)	All interest rates presented are fixed-rate interest rates.

(2)	Represents the effective interest rate including the amortization of initial issuance discounts/premiums excluding the amortization of deferred financing costs.

(3)	Amounts reported include the amounts of unamortized debt premiums of $5.3 million and $6.2 million as of June 30, 2016 and December 31, 2015, respectively.

(4)
The secured debt and the related properties that secure the debt are held in a special purpose entity and the properties are not available to satisfy the debts and other obligations of the Company or the Operating Partnership.

(5)	Balance of $1.8 million as of December 31, 2015 included public facility bonds that were assumed by the buyers in connection with sales of land during the six months ended June 30, 2016.

Although our mortgage loans are secured and non-recourse to the Company and the Operating Partnership, the Company provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments and environmental liabilities.

Unsecured Senior Notes

The following table summarizes the balance and significant terms of the registered unsecured senior notes issued by the Operating Partnership as of June 30, 2016 and December 31, 2015:

					Principal Amount as of
	Issuance date	Maturity date	Stated coupon rate	Effective interest rate (1)	June 30, 2016	December 31, 2015
					(in thousands)
4.375% Unsecured Senior Notes (2)	September 2015	October 2025	4.375%	4.440%	$400,000	$400,000
Unamortized discount and deferred financing costs					(5,123)	(5,400)
Net carrying amount					$394,877	$394,600

4.250% Unsecured Senior Notes (3)	July 2014	August 2029	4.250%	4.350%	$400,000	$400,000
Unamortized discount and deferred financing costs					(6,962)	(7,228)
Net carrying amount					$393,038	$392,772

3.800% Unsecured Senior Notes (4)	January 2013	January 2023	3.800%	3.804%	$300,000	$300,000
Unamortized discount and deferred financing costs					(1,794)	(1,931)
Net carrying amount					$298,206	$298,069

4.800% Unsecured Senior Notes (4) (5)	July 2011	July 2018	4.800%	4.827%	$325,000	$325,000
Unamortized discount and deferred financing costs					(1,009)	(1,251)
Net carrying amount					$323,991	$323,749

6.625% Unsecured Senior Notes (6)	May 2010	June 2020	6.625%	6.743%	$250,000	$250,000
Unamortized discount and deferred financing costs					(2,142)	(2,414)
Net carrying amount					$247,858	$247,586

Total Unsecured Senior Notes, Net					$1,657,970	$1,656,776

________________________

(1)	Represents the effective interest rate including the amortization of initial issuance discounts/premiums excluding the amortization of deferred financing costs.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(2)	Interest on these notes is payable semi-annually in arrears on April 1st and October 1st of each year.

(3)	Interest on these notes is payable semi-annually in arrears on February 15th and August 15th of each year.

(4)	Interest on these notes is payable semi-annually in arrears on January 15th and July 15th of each year.

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

(6)	Interest on these notes is payable semi-annually in arrears on June 1st and December 1st of each year.

Unsecured Term Loan Facility

The following table summarizes the balance and terms of our unsecured term loan facility as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(in thousands)
Outstanding borrowings (1)	$150,000	$150,000
Interest rate (2)	1.62%	1.40%
Maturity date	July 2019
________________________

(1)
As of June 30, 2016 and December 31, 2015, $0.8 million and $0.9 million of unamortized deferred financing costs, respectively, remained to be amortized through the maturity date of our unsecured term loan facility.

(2)	Our unsecured term loan facility interest rate was calculated based on an annual rate of LIBOR plus 1.150% as of June 30, 2016 and December 31, 2015.

Additionally, the Company has a $39.0 million unsecured term loan outstanding with an annual interest rate of LIBOR plus 1.150% as of June 30, 2016 and December 31, 2015, that matures in July 2019. As of June 30, 2016 and December 31, 2015, $0.2 million of unamortized deferred financing costs remained to be amortized through the maturity date of our unsecured term loan.

Unsecured Revolving Credit Facility

The Company intends to borrow amounts under the unsecured revolving credit facility from time to time for general corporate purposes, to fund potential acquisitions, to finance development and redevelopment expenditures and to potentially repay long-term debt.

The following table summarizes the balance and terms of our unsecured revolving credit facility as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(in thousands)
Outstanding borrowings (1)	$220,000	$—
Remaining borrowing capacity	380,000	600,000
Total borrowing capacity (2)	$600,000	$600,000
Interest rate (3)	1.52%	1.40%
Facility fee-annual rate (4)	0.200%
Maturity date	July 2019
________________________

(1)	On July 20, 2016, we repaid the total outstanding borrowings on our unsecured revolving credit facility. Refer to Note 17 “Subsequent Events” for additional information.

(2)
We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $311.0 million under an accordion feature under the terms of the unsecured revolving credit facility and term loan facility.

(3)	Our unsecured revolving credit facility interest rate was calculated based on an annual rate of LIBOR plus 1.050% as of June 30, 2016 and December 31, 2015.

(4)
Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of June 30, 2016 and December 31, 2015, $3.9 million and $4.6 million, of unamortized deferred financing costs, respectively, remained to be amortized through the maturity date of our unsecured revolving credit facility, which are included in prepaid expenses and other assets, net on our consolidated balance sheets.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Debt Covenants and Restrictions

The unsecured revolving credit facility, the unsecured term loan facility, the unsecured term loan, the unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a minimum fixed-charge coverage ratio, a minimum unsecured debt ratio and a minimum unencumbered asset pool debt service coverage ratio. Noncompliance with one or more of the covenants and restrictions could result in the full principal balance of the associated debt becoming immediately due and payable. We believe we were in compliance with all of our debt covenants as of June 30, 2016.

Debt Maturities

The following table summarizes the stated debt maturities and scheduled amortization payments, excluding unamortized debt discounts, premiums and deferred financing costs, as of June 30, 2016:

Year	(in thousands)
Remaining 2016	$4,926
2017	71,692
2018	451,669
2019	485,309
2020	251,913
Thereafter	1,187,589
Total (1)	$2,453,098
________________________

(1)
Includes gross principal balance of outstanding debt before the effect of the following at June 30, 2016: $11.9 million of unamortized deferred financing costs, $7.0 million of unamortized discounts for the unsecured senior notes and $5.3 million of unamortized premiums for the secured debt.

Capitalized Interest and Loan Fees

The following table sets forth gross interest expense, including debt discount/premium and deferred financing cost amortization, net of capitalized interest, for the three and six months ended June 30, 2016 and 2015. The interest expense capitalized was recorded as a cost of development and increased the carrying value of undeveloped land and construction in progress.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Gross interest expense	$26,668	$27,187	$52,843	$54,936
Capitalized interest and deferred financing costs	(12,284)	(12,323)	(26,630)	(23,194)
Interest expense	$14,384	$14,864	$26,213	$31,742

7.    Noncontrolling Interests on the Company’s Consolidated Financial Statements

Common Units of the Operating Partnership

The Company owned an approximate 97.2%, 98.1% and 98.0% common general partnership interest in the Operating Partnership as of June 30, 2016, December 31, 2015 and June 30, 2015, respectively. The remaining approximate 2.8%, 1.9% and 2.0% common limited partnership interest as of June 30, 2016, December 31, 2015 and June 30, 2015, respectively, was owned by non-affiliated investors and certain of our executive officers and directors in the form of noncontrolling common units. There were 2,631,276, 1,764,775 and 1,793,170 common units outstanding held by these investors, executive officers and directors as of June 30, 2016, December 31, 2015 and June 30, 2015, respectively. The increase in the common units from December 31, 2015 to June 30, 2016 was attributable to 867,701 common units issued in connection with an acquisition (see Note 2) partially offset by a unit redemption.

The noncontrolling common units may be redeemed by unitholders for cash. Except under certain circumstances, we, at our option, may satisfy the cash redemption obligation with shares of the Company’s common stock on a one-for-one basis. If satisfied

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

in cash, the value for each noncontrolling common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable redemption date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $168.8 million and $112.0 million as of June 30, 2016 and December 31, 2015, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each noncontrolling common unit in the event of our termination or liquidation. In the event of our termination or liquidation, it is expected in most cases that each common unit would be entitled to a liquidating distribution equal to the liquidating distribution payable in respect of each share of the Company’s common stock.

8.    Stockholders’ Equity of the Company

At-The-Market Stock Offering Program

Under our current at-the-market stock offering program, which commenced in December 2014, we may offer and sell shares of our common stock having an aggregate gross sales price of up to $300.0 million from time to time in “at-the-market” offerings. No shares of common stock were sold under this program during the six months ended June 30, 2016. Since commencement of the program through June 30, 2016, we have sold 2,007,767 shares of common stock having an aggregate gross sales price of $150.1 million. As of June 30, 2016, shares of common stock having an aggregate gross sales price of up to $149.9 million remain available to be sold under this program. Actual future sales will depend upon a variety of factors, including but not limited to market conditions, the trading price of the Company’s common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

Common Stock Repurchases

On February 23, 2016, the Company’s Board of Directors approved a 4,000,000 share increase to the Company’s existing share repurchase program bringing the total current repurchase authorization to 4,988,025 shares. During the three months ended March 31, 2016, the Company repurchased 52,199 shares of common stock at a weighted average price of $55.45 per common share for $2.9 million. No shares of common stock were repurchased under this program during the three months ended June 30, 2016. As of June 30, 2016, 4,935,826 shares remain eligible for repurchase under the Company’s share repurchase program.

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

Common Units Outstanding

The following table sets forth the number of common units held by the Company and the number of common units held by non-affiliated investors and certain of our executive officers and directors in the form of noncontrolling common units as well as the ownership interest held on each respective date:

	June 30, 2016	December 31, 2015	June 30, 2015
Company owned common units in the Operating Partnership	92,254,768	92,258,690	88,405,632
Company owned general partnership interest	97.2%	98.1%	98.0%
Noncontrolling common units of the Operating Partnership	2,631,276	1,764,775	1,793,170
Ownership interest of noncontrolling interest	2.8%	1.9%	2.0%

For further discussion of the noncontrolling common units as of June 30, 2016 and December 31, 2015, refer to Note 7.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.    Share-Based Compensation

Stockholder Approved Equity Compensation Plans

As of June 30, 2016, we maintained one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan, as amended (the “2006 Plan”). As of June 30, 2016, 1,382,879 shares were available for grant under the 2006 Plan. The calculation of shares available for grant is presented after taking into account a reserve for a sufficient number of shares to cover the vesting and payment of 2006 Plan awards that were outstanding on that date, including performance-based vesting awards at (i) levels actually achieved for the performance conditions (as defined below) and (ii) at target levels for the market conditions (as defined below) applicable to these awards.

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

2016 Performance-Based RSU Grant

The 2016 Performance-Based RSUs are scheduled to vest at the end of a three-year period based upon the achievement of pre-set FFO per share goals (the “performance condition”) for the year ending December 31, 2016 and also based upon the average annual relative total stockholder return ranking for the Company compared to an established comparison group of companies (the “market condition”) for the three-year period ending December 31, 2018. The 2016 Performance-Based RSUs are also subject to a three-year service vesting provision and are scheduled to cliff vest at the end of the three-year period. The number of 2016 Performance-Based RSUs ultimately earned could fluctuate from the target number of 2016 Performance-Based RSUs granted based upon the levels of achievement for both the performance condition and the market condition. The estimate of the number of 2016 Performance-Based RSUs earned are evaluated quarterly during the 2016 performance period based on our estimate as to the 2016 FFO per share performance measured against the applicable goals. As of June 30, 2016, 214,632 2016 Performance-Based RSUs are estimated to be earned based on the Company’s estimate of 2016 FFO per share performance measured against the applicable goals, and the compensation cost recorded to date for this program was based on that estimate. Compensation expense for the 2016 Performance-Based RSU grant will be recorded on a straight-line basis over the three-year period.

Each 2016 Performance-Based RSU represents the right to receive one share of our common stock in the future. The total fair value of the 2016 Performance-Based RSU grant was $9.6 million at January 28, 2016 and was calculated using a Monte Carlo simulation pricing model based on the assumptions in the table below. The determination of the fair value of the 2016 Performance-Based RSU grant takes into consideration the likelihood of achievement of both the performance condition and the market condition discussed above. For the six months ended June 30, 2016, we recorded compensation expense based upon the $57.08 fair value at January 28, 2016. The following table summarizes the assumptions utilized in the Monte Carlo simulation pricing model:

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

Share-Based Compensation Cost Recorded During the Period

The total compensation cost for all share-based compensation programs was $6.6 million and $5.0 million for the three months ended June 30, 2016 and 2015, respectively, and $12.5 million and $9.3 million for the six months ended June 30, 2016 and 2015, respectively. Of the total share-based compensation costs, $1.3 million and $0.9 million was capitalized as part of real estate assets for the three months ended June 30, 2016 and 2015, respectively, and $2.5 million and $1.6 million for the six months ended June 30, 2016 and 2015. As of June 30, 2016, there was approximately $40.5 million of total unrecognized compensation cost related to nonvested incentive awards granted under share-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.0 years. The remaining compensation cost related to these nonvested incentive awards had been recognized in periods prior to June 30, 2016.

11.    Commitments and Contingencies

General

As of June 30, 2016, we had commitments of approximately $394.3 million, excluding our ground lease commitments, for contracts and executed leases directly related to our operating properties and development projects.

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

As of June 30, 2016, we had accrued environmental remediation liabilities of approximately $26.0 million recorded on our consolidated balance sheets in connection with recent development acquisitions and certain of our development projects. It is possible that we could incur additional environmental remediation costs in connection with these recent development acquisitions.  However, given we are in the very early stages of development on certain of these projects, potential additional environmental costs are not reasonably estimable at this time.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.    Fair Value Measurements and Disclosures

Assets and Liabilities Reported at Fair Value

The only assets we record at fair value on our consolidated financial statements are the marketable securities related to our Deferred Compensation Plan. The following table sets forth the fair value of our marketable securities as of June 30, 2016 and December 31, 2015:

	Fair Value (Level 1) (1)
	June 30, 2016	December 31, 2015
Description	(in thousands)
Marketable securities (2)	$13,388	$12,882
________________________

(1)	Based on quoted prices in active markets for identical securities.

(2)	The marketable securities are held in a limited rabbi trust.

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

The following table sets forth the net gain on marketable securities recorded during the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Description	(in thousands)		(in thousands)
Net gain on marketable securities	$249	$122	$386	$510

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our other financial instruments as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
	(in thousands)
Liabilities
Secured debt, net	$373,500	$387,976	$380,835	$391,611
Unsecured debt, net	1,845,992	1,987,469	1,844,634	1,898,863
Unsecured line of credit	220,000	220,442	—	—
________________________

(1)	Fair value calculated using Level II inputs, which are based on model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.    Net Income Available to Common Stockholders Per Share of the Company

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted per-share computations for net income available to common stockholders for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except share and per share amounts)
Numerator:
Net income attributable to Kilroy Realty Corporation	$32,847	$57,500	$207,155	$100,687
Preferred dividends	(3,312)	(3,312)	(6,625)	(6,625)
Allocation to participating securities (1)	(423)	(418)	(818)	(833)
Numerator for basic and diluted net income available to common stockholders	$29,112	$53,770	$199,712	$93,229
Denominator:
Basic weighted average vested shares outstanding	92,209,955	88,126,187	92,217,238	87,514,878
Effect of dilutive securities	614,831	519,681	566,827	529,414
Diluted weighted average vested shares and common share equivalents outstanding	92,824,786	88,645,868	92,784,065	88,044,292
Basic earnings per share:
Net income available to common stockholders per share	$0.32	$0.61	$2.17	$1.07
Diluted earnings per share:
Net income available to common stockholders per share	$0.31	$0.61	$2.15	$1.06
________________________

(1)	Participating securities include nonvested shares, certain time-based RSUs and vested market measure-based RSUs.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common shares, including stock options, RSUs and other securities are considered in our diluted earnings per share calculation for the three and six months ended June 30, 2016 and 2015. Certain market measure-based RSUs are not included in dilutive securities for the three and six months ended June 30, 2016 and 2015, as not all performance metrics had been met by the end of the applicable reporting periods.

See Note 10 “Share-Based Compensation” for additional information regarding share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.    Net Income Available to Common Unitholders Per Unit of the Operating Partnership

The following table reconciles the numerator and denominator in computing the Operating Partnership’s basic and diluted per-unit computations for net income available to common unitholders for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except unit and per unit amounts)
Numerator:
Net income attributable to Kilroy Realty, L.P.	$33,590	$58,518	$211,423	$102,445
Preferred distributions	(3,312)	(3,312)	(6,625)	(6,625)
Allocation to participating securities (1)	(423)	(418)	(818)	(833)
Numerator for basic and diluted net income available to common unitholders	$29,855	$54,788	$203,980	$94,987
Denominator:
Basic weighted average vested units outstanding	94,841,231	89,919,357	94,514,876	89,309,718
Effect of dilutive securities	614,831	519,681	566,827	529,414
Diluted weighted average vested units and common unit equivalents outstanding	95,456,062	90,439,038	95,081,703	89,839,132
Basic earnings per unit:
Net income available to common unitholders per unit	$0.31	$0.61	$2.16	$1.06
Diluted earnings per unit:
Net income available to common unitholders per unit	$0.31	$0.61	$2.15	$1.06
________________________

(1)	Participating securities include nonvested shares, certain time-based RSUs and vested market measure-based RSUs.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common units, including stock options, RSUs and other securities are considered in our diluted earnings per share calculation for the three and six months ended June 30, 2016 and 2015. Certain market measure-based RSUs are not included in dilutive securities for the three and six months ended June 30, 2016 and 2015, as not all performance metrics had been met by the end of the applicable reporting periods.

See Note 10 “Share-Based Compensation” for additional information regarding share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.    Supplemental Cash Flow Information of the Company

Supplemental cash flow information is included as follows (in thousands):

	Six Months Ended June 30,
	2016	2015
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $25,674 and $22,753 as of June 30, 2016 and 2015, respectively	$25,787	$31,846
NONCASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development properties	$50,246	$65,752
Tenant improvements funded directly by tenants	$10,713	$13,036
Assumption of accrued liabilities in connection with acquisitions (Note 2)	$4,911	$1,478
Release of holdback funds to third party	$—	$9,279
NONCASH FINANCING TRANSACTIONS:
Issuance of common units of the Operating Partnership in connection with an acquisition (Note 2)	$48,033	$—
Accrual of dividends and distributions payable to common stockholders and common unitholders	$36,093	$32,030
Accrual of dividends and distributions payable to preferred stockholders and preferred unitholders	$1,656	$1,656
Secured debt assumed by buyers in connection with land dispositions (Note 3)	$2,322	$—
Exchange of common units of the Operating Partnership into shares of the Company’s common stock	$39	$316

16.    Supplemental Cash Flow Information of the Operating Partnership:

Supplemental cash flow information is included as follows (in thousands):

	Six Months Ended June 30,
	2016	2015
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $25,674 and $22,753 as of June 30, 2016 and 2015, respectively	$25,787	$31,846
NONCASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development properties	$50,246	$65,752
Tenant improvements funded directly by tenants	$10,713	$13,036
Assumption of accrued liabilities in connection with development acquisitions (Note 2)	$4,911	$1,478
Release of holdback funds to third party	$—	$9,279
NONCASH FINANCING TRANSACTIONS:
Issuance of common units in connection with an acquisition (Note 2)	$48,033	$—
Accrual of distributions payable to common unitholders	$36,093	$32,030
Accrual of distributions payable to preferred unitholders	$1,656	$1,656
Secured debt assumed by buyers in connection with land dispositions (Note 3)	$2,322	$—

17.    Subsequent Events

On July 13, 2016, aggregate dividends, distributions and dividend equivalents of $36.1 million were paid to common stockholders and common unitholders of record on June 30, 2016 and RSU holders of record on the payment date.

On July 20, 2016, $258.1 million of restricted cash was released from qualified intermediaries and used to repay the outstanding balance on our revolving credit facility as of June 30, 2016. As a result, we had no outstanding borrowings on our unsecured revolving credit facility as of the date of this report.

At June 30, 2016, the Company had a portfolio of two properties and an undeveloped land parcel located in San Diego, California that were classified as held for sale. The Company completed the sale of these two properties and undeveloped land parcel for gross proceeds of $49.0 million on July 21, 2016.

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

Overview and Background

We are a self-administered REIT active in premier office submarkets along the West Coast. We own, develop, acquire and manage real estate assets, consisting primarily of Class A properties in the coastal regions of Los Angeles, Orange County, San Diego County, the San Francisco Bay Area and Greater Seattle, which we believe have strategic advantages and strong barriers to entry. We own our interests in all of our properties through the Operating Partnership and the Finance Partnership and generally conduct substantially all of our operations through the Operating Partnership. We owned an approximate 97.2%, 98.1% and 98.0% general partnership interest in the Operating Partnership as of June 30, 2016, December 31, 2015 and June 30, 2015, respectively. All of our properties are held in fee except for the eleven office buildings that are held subject to long-term ground leases for the land.

Factors That May Influence Future Results of Operations

Development Program

We believe that a portion of our long-term future growth will continue to come from the completion of our in-process development projects, stabilization of recently completed development projects, and, subject to market conditions, executing on our near-term and future development pipeline, including expanding entitlements. Over the past several years, we increased our focus on development opportunities and expanded our near-term and future development pipeline through targeted acquisitions of development opportunities on the West Coast.

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

Completed Development Projects

During the six months ended June 30, 2016, we completed construction of the following residential development project and two office development projects.

•
Columbia Square - Residential, Hollywood, California, the 21-story residential component of the Columbia Square project, which is comprised of 200 units, is a mix of high-end long-term rentals and extended stay apartment homes and has a total estimated investment of approximately $160 million. As of June 30, 2016, the project was 22% leased. Construction on the project was completed in the second quarter of 2016.

•
350 Mission Street, SOMA, San Francisco, California, which we acquired in October 2012 and was stabilized in March 2016. This development project has a total estimated investment of approximately $277.8 million and encompasses approximately 455,340 rentable square feet. The office component of this project is 100% leased to salesforce.com, inc.

•
333 Brannan Street, SOMA, San Francisco, California, which we acquired in July 2012 and was stabilized in March 2016. This development project has a total estimated investment of approximately $101.5 million and encompasses approximately 185,602 rentable square feet. The office component of the project is 100% leased to Dropbox, Inc.

Projects in “Lease-Up”

As of June 30, 2016, we had two development projects in the “lease-up” phase.

•
Columbia Square Office Phase 2, Hollywood, California, located in the heart of Hollywood, California, two blocks from the corner of Sunset Boulevard and Vine Street. This project is comprised of three buildings totaling approximately 370,000 rentable square feet with a total estimated investment of $220 million. The building core and shell of the project were completed in the first quarter of 2016. The project is currently 80% committed and 7% occupied and is expected to be stabilized in the first quarter of 2017.

•
The Heights at Del Mar, Del Mar, California, a 73,000 square foot office project that has a total estimated investment of approximately $45 million. The building core and shell of the project were completed in the fourth quarter of 2015. The project is currently 34% committed and is expected to be stabilized in the fourth quarter of 2016.

Projects Under Construction

As of June 30, 2016, we had one project that was under construction.

•
The Exchange on 16th, Mission Bay, San Francisco, California, was acquired in May 2014 and we commenced construction in June 2015. This project encompasses approximately 700,000 gross rentable square feet in four buildings and represents a total estimated investment of approximately $485 million. Construction is currently in process and the building core and shell are currently estimated to be completed in the second half of 2017.

Near-Term and Future Development Pipeline

As of June 30, 2016, our near-term development pipeline included four additional undeveloped land holdings located in various submarkets in San Diego County, the San Francisco Bay Area, Greater Seattle and Los Angeles with an aggregate cost basis of approximately $417.9 million at June 30, 2016, on which we believe we could develop approximately 2.7 million developable square feet at a total estimated investment of over approximately $1.5 billion, depending on successfully obtaining entitlements and market conditions.

The following table sets forth information about our near-term development pipeline as of the date of this filing.

Near-Term Development Pipeline (1)	Location	Potential Start Date (2)	Approx. Developable Square Feet	Total Estimated Investment	Total Costs as of 6/30/2016 (3) ($ in millions)

100 Hooper	San Francisco	2016	400,000	$255	$94.6
333 Dexter (4)	South Lake Union	2016	700,000	385	65.3
One Paseo (5)	Del Mar	2016	1,100,000	TBD	190.5
Academy Project	Hollywood	2017	545,000	385	67.5
Total Near-Term Development Pipeline			2,745,000		$417.9
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

(3)	Represents cash paid and costs incurred as of June 30, 2016.

(4)	Consists of four adjacent parcels in the South Lake Union submarket of Seattle.

(5)	In July 2016, the Company received final entitlement approval for this project.

As of June 30, 2016, our longer term future development pipeline included additional undeveloped land holdings located in various submarkets in San Diego County and the San Francisco Bay Area with an aggregate cost basis of approximately $294.3 million at June 30, 2016, at which we believe we could develop more than 3.0 million developable square feet, depending on successfully obtaining entitlements and market conditions.

Decreases in our development activities could cause a decrease in the average development asset balances qualifying for interest and other carry cost and internal cost capitalization in future periods. During the three and six months ended June 30, 2016, we capitalized interest on in-process development projects and development pipeline projects with an average aggregate cost basis of approximately $1.2 billion, as it was determined these projects qualified for interest and other carry cost capitalization under GAAP. For the three and six months ended June 30, 2016, we capitalized $12.3 million and $26.6 million, respectively, of interest to our qualifying development projects. For the three and six months ended June 30, 2015, we capitalized $12.3 million and $23.2 million, respectively, of interest to our qualifying development projects. For the three and six months ended June 30, 2016, we capitalized $4.2 million and $8.7 million, respectively, of internal costs to our qualifying development projects. For the three and six months ended June 30, 2015, we capitalized $3.7 million and $7.2 million, respectively, of internal costs to our qualifying development projects.

Capital Recycling Program. We continuously evaluate opportunities for the potential disposition of properties and undeveloped land in our portfolio or the formation of joint ventures with the intent of recycling the proceeds generated into capital used to fund new operating and development acquisitions, to finance development and redevelopment expenditures, to repay long-term debt and for other general corporate purposes. As part of this strategy, we attempt to enter into Section 1031 Exchanges and other tax deferred transaction structures, when possible, to defer some or all of the taxable gains on the sales, if any, for federal and state income tax purposes. See the “Liquidity and Capital Resources of the Operating Partnership – Liquidity Sources” section for further information regarding our capital recycling strategy.

In connection with our capital recycling strategy, during the six months ended June 30, 2016, we completed the sale of four office properties and four undeveloped land parcels located in San Diego, California, to unaffiliated third parties for total gross sales proceeds of $281.7 million. Additionally, in July 2016, the Company completed the sale of the two properties and undeveloped land parcel located in San Diego, California, that were classified as held for sale as of June 30, 2016 for gross proceeds of $49.0 million. During 2015, we completed the sale of ten office properties and one undeveloped land parcel to unaffiliated third parties for total gross sales proceeds of $335.2 million.

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

Acquisitions. During the six months ended June 30, 2016, we acquired a 114,175 square foot office building in Mountain View, California for a purchase price of $55.4 million and a 1.75 acre land parcel in San Francisco, California for a purchase price of $31.0 million in cash, the issuance of 867,701 common units in the Operating Partnership valued at approximately $48.0 million and $2.4 million in seller transaction costs. During 2015, we acquired two development opportunities for an aggregate cash purchase price of approximately $127.5 million. We generally finance our acquisitions through proceeds from the issuance of debt and equity securities, borrowings under our unsecured revolving credit facility, proceeds from our capital recycling program, the assumption of existing debt and cash flows from operations.

As part of our growth strategy, which is highly dependent on market conditions and business cycles, among other factors, we continue to evaluate strategic opportunities and remain a disciplined buyer of development and redevelopment opportunities as well as value-add operating properties.  We continue to focus on growth opportunities in West Coast markets populated by knowledge and creative based tenants in a variety of industries, including technology, media, healthcare, life sciences, entertainment and professional services.  Against the backdrop of market volatility, we expect to manage a strong balance sheet, execute on our development program and selectively evaluate opportunities that either add immediate Net Operating Income to our portfolio or play a strategic role in our future growth.

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

As of June 30, 2016, there was approximately $40.5 million of total unrecognized compensation cost related to outstanding nonvested shares of restricted common stock, RSUs and stock options issued under share-based compensation arrangements. Those costs are expected to be recognized over a weighted-average period of 2.0 years. The $40.5 million of unrecognized compensation cost does not reflect the future compensation cost for any potential share-based awards that may be issued. Share-based compensation expense for potential future awards could be affected by our operating and development performance, financial results, stock price, performance against applicable performance-based vesting goals, market conditions and other factors

Information on Leases Commenced and Executed

Leasing Activity and Changes in Rental Rates. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following tables set forth certain information regarding leasing activity for our stabilized portfolio during the three and six months ended June 30, 2016.

For Leases Commenced

	1st & 2nd Generation (1)				2nd Generation (1)
	Number of Leases (2)		Rentable Square Feet (2)		TI/LC per Sq. Ft. (3)	Changes in Rents (4)(5)	Changes in Cash Rents (6)	Retention Rates (7)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Three Months Ended June 30, 2016	24	16	135,452	137,500	$41.89	25.1%	7.3%	50.7%	74
Six Months Ended June 30, 2016	45	34	275,978	234,452	$38.96	33.3%	18.1%	45.6%	73

For Leases Executed (8)

	1st & 2nd Generation (1)				2nd Generation (1)
	Number of Leases (2)		Rentable Square Feet (2)		TI/LC per Sq. Ft. (3)	Changes in Rents (4)(5)	Changes in Cash Rents (6)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Three Months Ended June 30, 2016	20	16	128,612	137,500	$47.58	40.1%	19.0%	72
Six Months Ended June 30, 2016	47	34	270,974	234,452	$41.66	29.8%	14.9%	74
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

(5)
Excludes commenced and executed leases of approximately 24,446 and 40,061 square feet, respectively, for the three months ended June 30, 2016, and 96,477 and 71,772 rentable square feet, respectively, for the six months ended June 30, 2016, for which the space was vacant longer than one year or being leased for the first time. Space vacant for more than one year is excluded from our change in rents calculations to provide a meaningful market comparison.

(6)
Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. Excludes leases for which the space was vacant longer than one year or vacant when the property was acquired.

(7)	Calculated as the percentage of space either renewed or expanded into by existing tenants or subtenants at lease expiration.

(8)
For the three months ended June 30, 2016, 13 leases totaling 103,114 rentable square feet were signed but not commenced as of June 30, 2016. For the six months ended June 30, 2016, 23 new leases totaling 201,007 rentable square feet were signed but not commenced as of June 30, 2016.

As of June 30, 2016, we believe that the weighted average cash rental rates for our stabilized portfolio are approximately 17% below the current average market rental rates, although individual properties within any particular submarket presently may be leased either above, below, or at the current market rates within that submarket, and the average rental rates for individual submarkets may be above, below or at the average cash rental rate of our portfolio. We believe that cash rental rates for our San Diego stabilized properties are approximately 9% above current market rental rates in that region.

In general, market rental rates have continued to increase over the last several quarters in the majority of our submarkets but in certain markets the pace of rental rate growth is starting to moderate. Our rental rates and occupancy are impacted by general economic conditions and regional market fundamentals, including the pace of regional economic growth and access to capital. Therefore, we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current market rates. Additionally, decreased demand, increase in sublease space available in the submarkets in which we operate, and other negative trends or unforeseeable events that impair our ability to timely renew or re-lease space could have further negative effects on our future financial condition, results of operations and cash flows.

Scheduled Lease Expirations. The following table sets forth certain information regarding our lease expirations for our stabilized portfolio for the remainder of 2016 and the next five years.

Lease Expirations (1)

Year of Lease Expiration	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (2)	% of Total Annualized Base Rent (2)	Annualized Base Rent per Sq. Ft. (2)
				(in thousands)
Remainder of 2016	44	273,159	2.1%	$10,161	1.9%	$37.20
2017	109	1,192,681	9.3%	44,793	8.5%	37.56
2018	78	1,356,827	10.6%	54,648	10.4%	40.28
2019	100	1,637,865	12.8%	59,448	11.3%	36.30
2020	92	1,913,643	15.0%	71,568	13.6%	37.40
2021	73	1,021,230	8.0%	43,288	8.2%	42.39
Total	496	7,395,405	57.8%	$283,906	53.9%	$38.39
________________________

(1)
The information presented for all lease expiration activity reflects leasing activity through June 30, 2016 for our stabilized portfolio. For leases that have been renewed early or space that has been re-leased to a new tenant, the expiration date and annualized base rent information presented takes into consideration the renewed or re-leased lease terms. Excludes space leased under month-to-month leases, intercompany leases, vacant space and lease renewal options not executed as of June 30, 2016.

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

In addition to the 0.6 million rentable square feet, or 4.5%, of currently available space in our stabilized portfolio, leases representing approximately 2.1% and 9.3% of the occupied square footage of our stabilized portfolio are scheduled to expire during 2016 and 2017, respectively. The leases scheduled to expire during the remainder of 2016 and in 2017 represent approximately 1.5 million rentable square feet or 10.4% of our total annualized base rental revenue. We believe that the weighted average cash rental rates are approximately 18% below the current average market rental rates for leases scheduled to expire during the remainder of 2016 and in 2017, although individual properties within any particular submarket presently may be leased either above, below, or at the current quoted market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our overall portfolio. Our ability to re-lease available space depends upon both general market conditions and the market conditions in the specific regions in which individual properties are located.

Stabilized Portfolio Information

As of June 30, 2016, our stabilized office portfolio was comprised of 102 office properties encompassing an aggregate of approximately 13.7 million rentable square feet. Our stabilized office portfolio includes all of our properties with the exception of development and redevelopment properties currently under construction or committed for construction, “lease-up” properties, real estate assets held for sale and undeveloped land, and our recently completed residential property. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We define “lease-up” properties as office properties we recently developed or redeveloped that have not yet reached 95% occupancy and are within one year following cessation of major construction activities. Our stabilized office portfolio also excludes our near-term and future development pipeline, which as of June 30, 2016 was comprised of eight potential development sites, representing approximately 70 gross acres of undeveloped land on which we believe we have the potential to develop over 5.7 million square feet of office space, depending upon economic conditions.

As of June 30, 2016, the following properties were excluded from our stabilized office portfolio:

	Number of Properties/Projects	Estimated Rentable Square Feet (1)
Properties held for sale (2)	2	136,908
Development projects in “lease-up”	2	443,000
Development projects under construction	1	700,000
________________________

(1)	Estimated rentable square feet upon completion.

(2)
These properties include two operating properties totaling 136,908 rentable square feet and a 7.0 acre undeveloped land parcel. See Note 3 “Dispositions and Real Estate Assets Held for Sale” for additional information.

The following table reconciles the changes in the rentable square feet in our stabilized office portfolio of operating properties from June 30, 2015 to June 30, 2016:

	Number of Buildings	Rentable Square Feet
Total as of June 30, 2015	101	13,050,947
Acquisitions (1)	1	114,175
Completed development properties placed in-service	6	1,089,446
Dispositions and properties held for sale	(6)	(602,713)
Remeasurement	—	8,376
Total as of June 30, 2016	102	13,660,231
________________________

(1)	Excludes development property acquisitions.

Occupancy Information

The following table sets forth certain information regarding our stabilized portfolio:

Stabilized Portfolio Occupancy

Region	Number of Buildings	Rentable Square Feet	Occupancy at (1)
			6/30/2016	3/31/2016	12/31/2015
Los Angeles and Ventura Counties	29	3,619,014	94.2%	94.3%	95.1%
Orange County	1	271,556	97.8%	97.6%	94.0%
San Diego	31	2,711,584	89.0%	88.8%	89.6%
San Francisco Bay Area	29	4,991,939	98.7%	98.6%	98.1%
Greater Seattle	12	2,066,138	98.1%	95.3%	95.1%
Total Stabilized Portfolio	102	13,660,231	95.5%	94.9%	94.8%

	Average Occupancy
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stabilized Portfolio(1)	95.0%	96.5%	95.0%	95.9%
Same Store Portfolio(2)	95.1%	96.3%	95.1%	96.1%
________________________

(1)	Occupancy percentages reported are based on our stabilized office portfolio as of the end of the period presented and excludes occupancy percentages of properties held for sale.

(2)
Occupancy percentages reported are based on office properties owned and stabilized as of January 1, 2015 and still owned and stabilized as of June 30, 2016 and excludes occupancy percentages of properties held for sale at June 30, 2016. See discussion under “Results of Operations” for additional information.

Our stabilized portfolio was 95.5% occupied as of June 30, 2016 with 273,159 square feet scheduled to expire during the remainder of 2016.

Significant Tenants (1)

The following table sets forth information about our fifteen largest tenants based upon annualized rental revenues as of June 30, 2016.

Tenant Name	Annualized Base Rental Revenue ($ in thousands)	Rentable Square Feet	Percentage of Total Annualized Base Rental Revenue	Percentage of Total Rentable Square Feet

LinkedIn Corporation	$28,344	663,239	5.4%	4.9%
salesforce.com, inc. (2)	24,183	468,445	4.6%	3.4%
DIRECTV, LLC	22,467	667,852	4.3%	4.9%
Box, Inc. (3)	22,441	371,792	4.3%	2.7%
Synopsys, Inc.	15,492	340,913	2.9%	2.5%
Bridgepoint Education, Inc.	15,066	322,342	2.9%	2.4%
Dropbox, Inc.	14,827	182,054	2.8%	1.3%
Delta Dental of California	10,313	188,143	2.0%	1.4%
AMN Healthcare, Inc.	9,001	176,075	1.7%	1.3%
Concur Technologies	8,852	243,429	1.7%	1.8%
Zenefits Insurance Service	7,314	96,305	1.4%	0.7%
Adobe Systems, Inc.	6,596	204,757	1.3%	1.5%
Group Health Cooperative	6,372	183,422	1.2%	1.3%
Neurocrine Biosciences, Inc.	6,366	140,591	1.2%	1.0%
Riot Games, Inc.	6,230	114,565	1.2%	0.8%
Total Top Fifteen Tenants	$203,864	4,363,924	38.9%	31.9%
________________________

(1)	The information presented is as of June 30, 2016 and excludes properties held for sale at June 30, 2016. See Note 3 “Dispositions and Real Estate Assets Held for Sale” for additional information.

(2)	The Company has entered into leases with various affiliates of the tenant.

(3)	Includes 100% of annualized base rental revenues from Redwood City Partners, LLC, a consolidated subsidiary.

Current Regional Information

West Coast real estate markets continued their solid outperformance in the second quarter of 2016, with growth in demand, net absorption and average rental rates outperforming the rest of the country.

San Francisco Bay Area. In the second quarter of 2016, market fundamentals continued to trend positively with rent growth, net absorption and vacancy rates. As of June 30, 2016, our San Francisco Bay Area stabilized portfolio of 5.0 million rentable square feet was 98.7% occupied with approximately 66,000 available rentable square feet, compared to 98.1% occupied with approximately 81,000 available rentable square feet as of December 31, 2015. As of June 30, 2016, we were 99.5% leased in the San Francisco Bay Area.

As of June 30, 2016, leases representing an aggregate of approximately 71,000 and 266,000 rentable square feet are scheduled to expire during the remainder of 2016 and in 2017, respectively, in this region. The aggregate rentable square feet under leases scheduled to expire during the remainder of 2016 and in 2017 represents approximately 2.6% of our occupied rentable square feet and 3.0% of our annualized base rental revenues in our total stabilized portfolio as of June 30, 2016.

Greater Seattle. Demand for prime, well-located space remained strong in Seattle from large tenants expanding their footprints during the second quarter of 2016. As of June 30, 2016, our Greater Seattle stabilized portfolio of 2.1 million rentable square feet was 98.1% occupied with approximately 39,000 available rentable square feet, compared to 95.1% occupied with approximately 102,000 available rentable square feet as of December 31, 2015. As of June 30, 2016, we were 98.2% leased in Greater Seattle.

As of June 30, 2016, leases representing an aggregate of approximately 41,000 and 245,000 rentable square feet are scheduled to expire during the remainder of 2016 and in 2017, respectively, in this region. The aggregate rentable square feet under leases scheduled to expire during the remainder of 2016 and in 2017 represents approximately 2.2% of our occupied rentable square feet and 1.7% of our annualized base rental revenues in our total stabilized portfolio as of June 30, 2016.

San Diego County. San Diego continued its steady improvement during the second quarter of 2016 with rents up quarter over quarter and year over year. Our San Diego County stabilized portfolio as of June 30, 2016 of 2.7 million, was 89.0% occupied with approximately 300,000 available rentable square feet as of June 30, 2016 compared to 89.6% occupied with approximately 296,000 available rentable square feet as of December 31, 2015. As of June 30, 2016, we were 91.5% leased in San Diego County.

As of June 30, 2016, leases representing an aggregate of approximately 25,000 and 133,000 rentable square feet are scheduled to expire during the remainder of 2016 and in 2017, respectively, in this region. The aggregate rentable square feet under leases scheduled to expire during the remainder of 2016 and in 2017 represents approximately 1.2% of our occupied rentable square feet and 1.0% of our annualized base rental revenues in our total stabilized portfolio as of June 30, 2016.

Los Angeles and Ventura Counties. During the second quarter of 2016, the Los Angeles market continued to benefit from dramatic growth in a wide range of creative industries. Our Los Angeles and Ventura Counties stabilized portfolio of 3.6 million rentable square feet was 94.2% occupied with approximately 209,000 available rentable square feet as of June 30, 2016 compared to 95.1% occupied with approximately 178,000 available rentable square feet as of December 31, 2015. Across our Los Angeles portfolio, as of June 30, 2016, we were 95.5% leased.

As of June 30, 2016, leases representing an aggregate of approximately 125,000 and 489,000 rentable square feet are scheduled to expire during the remainder of 2016 and in 2017, respectively, in this region. The aggregate rentable square feet under the leases scheduled to expire in this region during the remainder of 2016 and in 2017 represents approximately 4.8% of our occupied rentable square feet and 4.1% of our annualized base rental revenues in our total stabilized portfolio as of June 30, 2016.

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

Management further evaluates Net Operating Income by evaluating the performance from the following property groups:

•
Same Store Properties – which includes the results of all of the office properties that were owned and included in our stabilized portfolio for two comparable reporting periods, i.e., owned and included in our stabilized portfolio as of January 1, 2015 and still owned and included in the stabilized portfolio as of June 30, 2016;

•	Stabilized Development Properties – which includes the results generated by the following:

◦	Two office development projects that were completed and stabilized in March 2016;

◦	Two office development projects comprising four office buildings that were completed and stabilized in the fourth quarter of 2015;

•	Acquisition Property – which includes the results, from the dates of acquisition through the periods presented, for the one office building we acquired in June 2016; and

•
2016 Held for Sale, Dispositions and Other – which includes the results of the four properties disposed of in 2016, the ten properties disposed of in 2015, two properties held for sale at June 30, 2016, two office projects in “lease-up” at June 30, 2016, the recently completed residential property, and expenses for certain of our in-process, near-term and future development projects.

The following table sets forth certain information regarding the property groups within our stabilized portfolio as of June 30, 2016:

Group	# of Buildings	Rentable Square Feet
Same Store Properties	95	12,449,328
Stabilized Development Properties	6	1,096,728
Acquisition Property	1	114,175
Total Stabilized Portfolio	102	13,660,231

Comparison of the Three Months Ended June 30, 2016 to the Three Months Ended June 30, 2015

The following table summarizes our Net Operating Income, as defined, for our total portfolio for the three months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Dollar Change	Percentage Change
	2016	2015
	($ in thousands)
Reconciliation to Net Income:
Net Operating Income, as defined	$116,299	$106,071	$10,228	9.6%
Unallocated (expense) income:
General and administrative expenses	(13,979)	(12,633)	(1,346)	10.7
Acquisition-related expenses	(714)	(265)	(449)	169.4
Depreciation and amortization	(53,346)	(51,658)	(1,688)	3.3
Interest income and other net investment gains	311	511	(200)	(39.1)
Interest expense	(14,384)	(14,864)	480	(3.2)
Net loss on sales of land	(295)	—	(295)	100.0
Gains on sales of depreciable operating properties	—	31,428	(31,428)	(100.0)
Net Income	$33,892	$58,590	$(24,698)	(42.2)%

The following tables summarize our Net Operating Income, as defined, for our total portfolio for the three months ended June 30, 2016 and 2015.

	Three Months Ended June 30,
	2016					2015
	Same Store	Stabilized Develop-ment	Acquisi-tion Property	2016 Held for Sale, Disposi-tions & Other	Total	Same Store	Stabilized Develop-ment	Acquisi-tion Property	2016 Held for Sale, Disposi-tions & Other	Total
	(in thousands)
Operating revenues:
Rental income	$125,346	$17,135	$371	$801	$143,653	$122,563	$—	$—	$8,887	$131,450
Tenant reimbursements	13,008	2,911	54	165	16,138	12,818	—	—	1,356	14,174
Other property income	322	7	—	13	342	600	—	—	3	603
Total	138,676	20,053	425	979	160,133	135,981	—	—	10,246	146,227
Property and related expenses:
Property expenses	25,374	1,893	11	1,943	29,221	25,544	—	—	1,322	26,866
Real estate taxes	11,270	2,069	17	489	13,845	11,357	—	—	1,073	12,430
Provision for bad debts	—	—	—	—	—	123	—	—	(76)	47
Ground leases	768	—	—	—	768	813	—	—	—	813
Total	37,412	3,962	28	2,432	43,834	37,837	—	—	2,319	40,156
Net Operating Income, as defined	$101,264	$16,091	$397	$(1,453)	$116,299	$98,144	$—	$—	$7,927	$106,071

	Three Months Ended June 30, 2016 as compared to the Three Months Ended June 30, 2015
	Same Store		Stabilized Development		Acquisition Property		2016 Held for Sale, Dispositions & Other		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income	$2,783	2.3%	$17,135	100.0%	$371	100.0%	$(8,086)	(91.0)%	$12,203	9.3%
Tenant reimbursements	190	1.5	2,911	100.0	54	100.0	(1,191)	(87.8)	1,964	13.9
Other property income	(278)	(46.3)	7	100.0	—	—	10	333.3	(261)	(43.3)
Total	2,695	2.0	20,053	100.0	425	100.0	(9,267)	(90.4)	13,906	9.5
Property and related expenses:
Property expenses	(170)	(0.7)	1,893	100.0	11	100.0	621	47.0	2,355	8.8
Real estate taxes	(87)	(0.8)	2,069	100.0	17	100.0	(584)	(54.4)	1,415	11.4
Provision for bad debts	(123)	(100.0)	—	—	—	—	76	(100.0)	(47)	(100.0)
Ground leases	(45)	(5.5)	—	—	—	—	—	—	(45)	(5.5)
Total	(425)	(1.1)	3,962	100.0	28	100.0	113	4.9	3,678	9.2
Net Operating Income, as defined	$3,120	3.2%	$16,091	100.0%	$397	100.0%	$(9,380)	(118.3)%	$10,228	9.6%

Net Operating Income increased $10.2 million, or 9.6%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 driven by the following activity:

•	An increase in Net Operating Income of $3.1 million attributable to the Same Store Properties primarily resulting from:

•	An increase in rental income of $2.8 million primarily due the following:

◦	$2.5 million increase from new leases and renewals at higher rates primarily in the San Francisco Bay Area and Los Angeles regions; and

◦	$0.3 million increase due to parking income;

•	An offsetting decrease in other property income of $0.3 million due primarily to lease termination fees recognized during the three months ended June 30, 2015; and

•	A decrease in property and related expenses of $0.4 million primarily due to a decrease in property expenses as a result of lower non-reimbursable expenses;

•	An increase in Net Operating Income of $16.1 million attributable to the Stabilized Development Properties;

•	An increase in Net Operating Income of $0.4 million attributable to the Acquisition Property; and

•
A decrease in Net Operating Income of $9.4 million attributable to the 2016 Held for Sale, Disposition and Other Properties, of which $1.1 million was attributable to the residential property that was completed during June 2016 and is in the very early stages of operations.

Other Expenses and Income

General and Administrative Expenses

General and administrative expenses increased by approximately $1.3 million, or 10.7%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily due to compensation expense related to the 2016 RSU grants.

Depreciation and Amortization

Depreciation and amortization increased by approximately $1.7 million, or 3.3%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily due to the following:

•	An increase of $5.0 million attributable to the Stabilized Development Properties; partially offset by

•	A decrease of $1.9 million attributable to the Same Store Properties due to certain specific acquisition-related lease intangibles being fully amortized during 2016; and

•	A decrease of $1.6 million attributable to the 2016 Held for Sale, Dispositions and Other Properties.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts/premiums and deferred financing cost amortization, net of capitalized interest, including capitalized debt discounts/premiums and deferred financing cost amortization for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016	2015	Dollar Change	Percentage Change
	(in thousands)
Gross interest expense	$26,668	$27,187	$(519)	(1.9)%
Capitalized interest and deferred financing costs	(12,284)	(12,323)	39	(0.3)%
Interest expense	$14,384	$14,864	$(480)	(3.2)%

Gross interest expense, before the effect of capitalized interest and deferred financing costs, decreased $0.5 million, or 1.9%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily due to a decrease in our weighted average interest rate (including loan fee amortization) from 4.53% at June 30, 2015 to 4.40% at June 30, 2016 primarily due to the repayment of the Company’s 5.0% Unsecured Senior Notes in November 2015. Capitalized interest and deferred financing costs remained generally consistent between the three months ended June 30, 2016 and the three months ended June 30, 2015.

Comparison of the Six Months Ended June 30, 2016 to the Six Months Ended June 30, 2015

The following table summarizes our Net Operating Income, as defined, for our total portfolio for the six months ended June 30, 2016 and 2015.

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2016	2015
	($ in thousands)
Reconciliation to Net Income:
Net Operating Income, as defined	$223,919	$213,706	$10,213	4.8%
Unallocated (expense) income:
General and administrative expenses	(27,416)	(25,401)	(2,015)	7.9
Acquisition-related expenses	(776)	(393)	(383)	97.5
Depreciation and amortization	(103,786)	(103,145)	(641)	0.6
Interest income and other net investment gain	582	871	(289)	(33.2)
Interest expense	(26,213)	(31,742)	5,529	(17.4)
Net (loss) gain on sales of land	(295)	17,268	(17,563)	(101.7)
Gains on sales of depreciable operating properties	145,990	31,428	114,562	364.5
Net income	$212,005	$102,592	$109,413	106.6%

The following tables summarize our Net Operating Income, as defined, for our total portfolio for the six months ended June 30, 2016 and 2015.

	Six Months Ended June 30,
	2016					2015
	Same Store	Stabilized Develop-ment	Acquisition Property	2016 Held for Sale, Dispositi-ons & Other	Total	Same Store	Stabilized Develop-ment	Acquisition Property	2016 Held for Sale, Dispositi-ons & Other	Total
	(in thousands)
Operating revenues:
Rental income	$249,513	$25,501	$371	$2,023	$277,408	$243,151	$—	$—	$19,231	$262,382
Tenant reimbursements	22,784	4,318	54	386	27,542	25,353	—	—	3,246	28,599
Other property income	605	9	—	15	629	1,326	—	—	2	1,328
Total	272,902	29,828	425	2,424	305,579	269,830	—	—	22,479	292,309
Property and related expenses:
Property expenses	49,467	3,140	11	2,568	55,186	48,680	—	—	2,900	51,580
Real estate taxes	21,126	2,907	17	827	24,877	22,678	—	—	2,467	25,145
Provision for bad debts	—	—	—	—	—	342	—	—	(53)	289
Ground leases	1,597	—	—	—	1,597	1,589	—	—	—	1,589
Total	72,190	6,047	28	3,395	81,660	73,289	—	—	5,314	78,603
Net Operating Income, as defined	$200,712	$23,781	$397	$(971)	$223,919	$196,541	$—	$—	$17,165	$213,706

	Six Months Ended June 30, 2016 as compared to the Six Months Ended June 30, 2015
	Same Store		Stabilized Development		Acquisition Property		2016 Held for Sale, Dispositions & Other		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income	$6,362	2.6%	$25,501	100.0%	$371	100.0%	$(17,208)	(89.5)%	$15,026	5.7%
Tenant reimbursements	(2,569)	(10.1)	4,318	100.0	54	100.0	(2,860)	(88.1)	(1,057)	(3.7)
Other property income	(721)	(54.4)	9	100.0	—	—	13	650.0	(699)	(52.6)
Total	3,072	1.1	29,828	100.0	425	100.0	(20,055)	(89.2)	13,270	4.5
Property and related expenses:
Property expenses	787	1.6	3,140	100.0%	11	100.0	(332)	(11.4)	3,606	7.0
Real estate taxes	(1,552)	(6.8)	2,907	100.0	17	100.0	(1,640)	(66.5)	(268)	(1.1)
Provision for bad debts	(342)	(100.0)	—	—	—	—	53	(100.0)	(289)	(100.0)
Ground leases	8	0.5	—	—	—	—	—	—	8	0.5
Total	(1,099)	(1.5)	6,047	100.0	28	100.0	(1,919)	(36.1)	3,057	3.9
Net Operating Income, as defined	$4,171	2.1%	$23,781	100.0%	$397	100.0%	$(18,136)	(105.7)%	$10,213	4.8%

Net Operating Income increased $10.2 million, or 4.8%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 primarily resulting from:

•	An increase of $4.2 million attributable to the Same Store Properties primarily resulting from:

•	An increase in rental income of $6.4 million primarily due to the following:

◦	$5.6 million increase due to increased occupancy and new leases primarily in the San Francisco Bay Area, Seattle and Los Angeles regions; and

◦	$0.5 million increase in parking income resulting from increased rates and occupancy at certain of our buildings;

•	A partially offsetting decrease in tenant reimbursements of $2.6 million primarily resulting from:

◦	$1.9 million reduction as a result of a change in estimate due to lower supplemental taxes primarily at two properties we developed and stabilized in 2014; and

◦	$0.7 million net decrease due to a number of lease renewals with base year resets and adjustments, offset by changes in occupancy and expenses;

•	A partially offsetting decrease in other property income of $0.7 million primarily due to lease termination fees recognized in 2015;

•	A decrease in property and related expenses of $1.1 million primarily due to the following:

•
A decrease of $1.6 million in real estate taxes primarily due to a $1.9 million reduction in supplemental taxes at two of our properties we developed and stabilized in 2014, partially offset by a $0.3 million increase in annual property taxes at other properties;

•	A decrease of $0.3 million due to bad debt expense recorded in 2015 related to a specific tenant; partially offset by

•
An increase of $0.8 million in property expenses primarily resulting from an increase in certain recurring operating costs related to security, janitorial, engineers contract services, and various other reimbursable expenses as a result of higher rates from third-party vendors;

•	An increase of $23.8 million attributable to the Stabilized Development Properties;

•	An increase of $0.4 million attributable to the Acquisition Property; and

•
A decrease of $18.1 million attributable to the 2016 Held for Sale, Dispositions & Other Properties of which $1.1 million was attributable to the recently completed residential property that is in the very early stages of operations.

Other Expenses and Income

General and Administrative Expenses

General and administrative expenses increased $2.0 million, or 7.9%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to compensation expense related to the 2016 RSU grants.

Depreciation and Amortization

Depreciation and amortization increased by $0.6 million, or 0.6%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to the following:

•	An increase of $7.6 million attributable to the Stabilized Development Properties; partially offset by

•	A decrease of $5.6 million attributable to the 2016 Held for Sale, Dispositions and Other Properties; and

•	A decrease of $1.6 million attributable to the Same Store Properties due to certain specific acquisition-related lease intangibles being fully amortized during 2016.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts/premiums and loan cost amortization, net of capitalized interest, including capitalized debt discounts/premiums and loan cost amortization for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015	Dollar Change	Percentage Change
	(in thousands)
Gross interest expense	$52,843	$54,936	$(2,093)	(3.8)%
Capitalized interest and deferred financing costs	(26,630)	(23,194)	(3,436)	14.8%
Interest expense	$26,213	$31,742	$(5,529)	(17.4)%

Gross interest expense, before the effect of capitalized interest and deferred financing costs, decreased $2.1 million, or 3.8%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to a decrease in the average outstanding debt balance. Capitalized interest and loan fees increased $3.4 million, or 14.8%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase was primarily attributable to an increase in our development activity during the three months ended March 31, 2016, which resulted in higher average asset balances qualifying for interest capitalization.

Liquidity and Capital Resources of the Company

In this “Liquidity and Capital Resources of the Company” section, the term the “Company” refers only to Kilroy Realty Corporation on an unconsolidated basis and excludes the Operating Partnership and all other subsidiaries.

The Company’s business is operated primarily through the Operating Partnership. Distributions from the Operating Partnership are the Company’s primary source of capital. The Company believes the Operating Partnership’s sources of working capital, specifically its cash flow from operations and borrowings available under its unsecured revolving credit facility, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its preferred and common stockholders for the next twelve months. Cash flows from operating activities generated by the Operating Partnership for the six months ended June 30, 2016 were sufficient to cover the Company’s payment of cash dividends to its stockholders. However, there can be no assurance that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distributions to the Company. The unavailability of capital could adversely affect the Operating Partnership’s ability to make distributions to the Company, which would in turn, adversely affect the Company’s ability to pay cash dividends to its stockholders.

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

Distribution Requirements

The Company is required to distribute 90% of its taxable income (subject to certain adjustments and excluding net capital gains) on an annual basis to maintain qualification as a REIT for federal income tax purposes and is required to pay income tax at regular corporate rates to the extent it distributes less than 100% of its taxable income (including capital gains). As a result of these distribution requirements, the Operating Partnership cannot rely on retained earnings to fund its on-going operations to the same extent as other companies whose parent companies are not REITs. In addition, the Company may be required to use borrowings under the Operating Partnership’s revolving credit facility, if necessary, to meet REIT distribution requirements and maintain its REIT status. The Company may also need to continue to raise capital in the equity markets to fund the Operating Partnership’s working capital needs, as well as potential developments of new or existing properties or acquisitions.

The Company intends to continue to make, but has not committed to make, regular quarterly cash distributions to common stockholders, and through the Operating Partnership, common unitholders from the Operating Partnership’s cash flow from operating activities. All such distributions are at the discretion of the Board of Directors. The Company has historically distributed amounts in excess of its taxable income resulting in a return of capital to its common stockholders. However, while the 2015 regular quarterly distributions were sufficient to distribute 100% of the Company’s 2015 taxable income, they did not result in a return of capital to its stockholders. As the Company intends to maintain distributions at a level sufficient to meet the REIT distribution requirements and minimize its obligation to pay income and excise taxes, it will continue to evaluate whether the current levels of distribution are sufficient to do so for 2016. During 2016, the Company expects to realize approximately $160 to $200 million of taxable gain from the sales of real property that may not be deferred in Section 1031 Exchanges. To the extent that such gains are not distributed to the Company's stockholders in 2016 (or treated as distributed by the Company with respect to 2016 for purposes of the REIT distribution requirements), the Company and Operating Partnership expect to make a special distribution to their common stockholders and common unitholders, respectively, in an amount sufficient to enable the Company to meet the REIT distribution requirements and minimize its obligation to pay income and excise taxes. In addition, in the event that the Company is unable to identify and complete the acquisition of suitable replacement properties to effect Section 1031 Exchanges or is unable to successfully complete Section 1031 Exchanges to defer some or all of the taxable gains related to future property dispositions, the Company and the Operating Partnership may elect to distribute a special dividend to their common stockholders and common unitholders, respectively, in amounts sufficient to enable the Company to meet the REIT distribution requirements and minimize its obligation to pay income and excise taxes. The Company considers market factors and its performance in addition to REIT requirements in determining its distribution levels. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with the Company’s intention to maintain its qualification as a REIT. Such investments may include, for example, obligations of the Government National Mortgage Association, other governmental agency securities, certificates of deposit, and interest-bearing bank deposits.

On May 19, 2016, the Board of Directors declared a regular quarterly cash dividend of $0.375 per share of common stock payable on July 13, 2016 to stockholders of record on June 30, 2016 and caused a $0.375 per Operating Partnership unit cash distribution to be paid in respect of the Operating Partnership’s common limited partnership interests, including those owned by the Company. The dividend declared on May 19, 2016 represented a $0.025, or 7.1%, per share increase from the previous dividend rate. The total cash quarterly dividends and distributions paid on July 13, 2016 was $35.6 million.

On May 19, 2016, the Board of Directors declared a dividend of $0.42969 per share on the Series G Preferred Stock and $0.39844 per share on the Series H Preferred Stock for the period commencing on and including May 15, 2016 and ending on and including August 14, 2016. The dividend will be payable on August 15, 2016 to Series G Preferred and Series H Preferred stockholders of record on July 31, 2016. As July 31, 2016 falls on a Sunday, the effective record date for the dividend will be Friday, July 29, 2016. The quarterly dividends payable on August 15, 2016 to Series G and Series H Preferred stockholders is expected to total $3.3 million.

Debt Covenants

The covenants contained within the unsecured revolving credit facility, unsecured term loan facility and unsecured term loan generally prohibit the Company from paying dividends in excess of 95% of FFO.

Capitalization

As of June 30, 2016, our total debt as a percentage of total market capitalization was 27.4% and our total debt and liquidation value of our preferred equity as a percentage of total market capitalization was 29.6%, which was calculated based on the closing price per share of the Company’s common stock of $66.29 on June 30, 2016 as shown in the following table:

	Shares/Units at June 30, 2016	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
	($ in thousands)
Debt:
Unsecured Line of Credit (1)		$220,000	2.5%
Unsecured Term Loan Facility		150,000	1.7%
Unsecured Term Loan		39,000	0.4%
Unsecured Senior Notes due 2018 (2)		325,000	3.6%
Unsecured Senior Notes due 2020 (2)		250,000	2.8%
Unsecured Senior Notes due 2023 (2)		300,000	3.3%
Unsecured Senior Notes due 2025 (2)		400,000	4.5%
Unsecured Senior Notes due 2029 (2)		400,000	4.5%
Secured debt (2)		369,098	4.1%
Total debt		$2,453,098	27.4%
Equity and Noncontrolling Interests:
6.875% Series G Cumulative Redeemable Preferred stock (3)	4,000,000	$100,000	1.1%
6.375% Series H Cumulative Redeemable Preferred stock (3)	4,000,000	100,000	1.1%
Common limited partnership units outstanding (4)(5)	2,631,276	174,427	2.0%
Common shares outstanding (5)	92,254,768	6,115,569	68.4%
Total equity and noncontrolling interests		$6,489,996	72.6%
Total Market Capitalization		$8,943,094	100.0%
________________________

(1)	As of the date of this report, there were no outstanding borrowings on our unsecured line of credit.

(2)
Represents gross aggregate principal amount due at maturity before the effect of the following at June 30, 2016: $11.9 million of unamortized deferred financing costs, $7.0 million of unamortized discounts for the unsecured senior notes and $5.3 million of unamortized premiums for the secured debt.

(3)	Value based on $25.00 per share liquidation preference.

(4)	Represents common units not owned by the Company.

(5)	Value based on closing price per share of our common stock of $66.29 as of June 30, 2016.

Liquidity and Capital Resources of the Operating Partnership

In this “Liquidity and Capital Resources of the Operating Partnership” section, the terms “we,” “our,” and “us” refer to the Operating Partnership or the Operating Partnership and the Company together, as the context requires.

General

Our primary liquidity sources and uses are as follows:

Liquidity Sources

•	Net cash flow from operations;

•	Borrowings under the Operating Partnership’s unsecured revolving credit facility and term loan facility;

•	Proceeds from the disposition of assets through our capital recycling program or the formation of joint ventures;

•	Proceeds from additional secured or unsecured debt financings; and

•	Proceeds from public or private issuance of debt or equity securities.
Liquidity Uses

•	Development and redevelopment costs;

•	Property or undeveloped land acquisitions;

•	Property operating and corporate expenses;

•	Capital expenditures, tenant improvement and leasing costs;

•	Debt service and principal payments, including debt maturities;

•	Distributions to common and preferred security holders;

•	Repurchases of outstanding common stock of the Company; and

•	Outstanding debt repurchases.

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

Liquidity Sources

Unsecured Revolving Credit Facility

The following table summarizes the balance and terms of our unsecured revolving credit facility as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(in thousands)
Outstanding borrowings	$220,000	$—
Remaining borrowing capacity	380,000	600,000
Total borrowing capacity (1)	$600,000	$600,000
Interest rate (2)	1.52%	1.40%
Facility fee-annual rate (3)	0.200%
Maturity date	July 2019
________________________

(1)
We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $311.0 million under an accordion feature under the terms of the unsecured revolving credit facility and unsecured term loan facility.

(2)	Our unsecured revolving credit facility interest rate was calculated based on an annual rate of LIBOR plus 1.050% as of June 30, 2016 and December 31, 2015.

(3)
Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of June 30, 2016 and December 31, 2015, $3.9 million and $4.6 million of unamortized deferred financing costs, respectively, remained to be amortized through the maturity date of our unsecured revolving credit facility, which are included in prepaid expenses and other assets, net on our consolidated balance sheets.

On July 20, 2016, $258.1 million of restricted cash was released from qualified intermediaries and used to repay the $220.0 million outstanding balance on our revolving credit facility as of June 30, 2016. As a result, we had no outstanding borrowings on our unsecured revolving credit facility as of the date of this report.

We intend to borrow under the unsecured revolving credit facility from time to time for general corporate purposes, to fund potential acquisitions, to finance development and redevelopment expenditures and to potentially repay long-term debt.

Capital Recycling Program

In connection with our capital recycling program, we continuously evaluate opportunities for the potential disposition of properties and undeveloped land in our portfolio or the formation of joint ventures with the intent of recycling the proceeds generated into capital used to finance development expenditures, to fund new acquisitions, to repay long-term debt and for other general corporate purposes. As part of this strategy, we attempt to enter into Section 1031 Exchanges and other tax deferred structures, when possible, to defer some or all of the taxable gains on the sales, if any, for federal and state income tax purposes.

In connection with our capital recycling strategy, during the six months ended June 30, 2016, we completed the sale of four operating properties and four undeveloped land parcels located in San Diego, California to unaffiliated third parties for gross sales proceeds of $281.7 million. Additionally, in July 2016, the Company completed the sale of the two properties and undeveloped land parcel located in San Diego, California, that were classified as held for sale as of June 30, 2016 for gross proceeds of $49.0 million. During 2015, we completed the sale of ten operating properties and one undeveloped land parcel to unaffiliated third parties for gross sale proceeds of $335.2 million.

We currently anticipate that in 2016 we could raise capital through proceeds from 2016 capital recycling of approximately $800 million, including the $330.7 million we have completed as of the date of this report as discussed above. However, any potential future capital recycling transactions will depend on market conditions and other factors including but not limited to our capital needs and our ability to defer some or all of the taxable gains on the sales. In addition, we cannot assure you that we will dispose of any additional properties or that we will be able to identify and complete the acquisition of suitable replacement properties to effect Section 1031 Exchanges or other tax deferred structures to defer some or all of the taxable capital gains related to our capital recycling program.

At-The-Market Stock Offering Program

Since commencement of our at-the-market stock offering program in December 2014, through June 30, 2016, we have sold 2,007,767 shares of common stock having an aggregate gross sales price of $150.1 million, and approximately $149.9 million remained available to be sold under this program. No shares of common stock were sold under this program during the six months ended June 30, 2016. Actual future sales will depend upon a variety of factors, including but not limited to, market conditions, the trading price of the Company’s common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

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

Unsecured and Secured Debt

The aggregate principal amount of the unsecured debt and secured debt of the Operating Partnership outstanding as of June 30, 2016 was as follows:

Aggregate Principal Amount Outstanding
(in thousands)
Unsecured Line of Credit	$220,000
Unsecured Term Loan Facility	150,000
Unsecured Term Loan	39,000
Unsecured Senior Notes due 2018	325,000
Unsecured Senior Notes due 2020	250,000
Unsecured Senior Notes due 2023	300,000
Unsecured Senior Notes due 2025	400,000
Unsecured Senior Notes due 2029	400,000
Secured Debt	369,098
Total Unsecured and Secured Debt	$2,453,098
Less: Unamortized Net Discounts and Deferred Financing Costs	(13,606)
Total Debt, Net	$2,439,492

Debt Composition

The composition of the Operating Partnership’s aggregate debt balances between secured and unsecured and fixed-rate and variable-rate debt as of June 30, 2016 and December 31, 2015 was as follows:

	Percentage of Total Debt		Weighted Average Interest Rate
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Secured vs. unsecured (1):
Unsecured	85.0%	83.2%	4.1%	4.3%
Secured	15.0%	16.8%	5.1%	5.1%
Variable-rate vs. fixed-rate (1):
Variable-rate	16.7%	8.4%	1.6%	1.4%
Fixed-rate	83.3%	91.6%	4.7%	4.7%
Stated rate (1)			4.2%	4.5%
GAAP effective rate (2)			4.2%	4.4%
GAAP effective rate including deferred financing costs			4.4%	4.6%
________________________

(1)	Excludes the impact of the amortization of any debt discounts/premiums and deferred financing costs.

(2)	Includes the impact of the amortization of any debt discounts/premiums, excluding deferred financing costs.

Liquidity Uses

Contractual Obligations

The following table provides information with respect to our contractual obligations as of June 30, 2016. The table: (i) indicates the maturities and scheduled principal repayments of our secured and unsecured debt; (ii) indicates the scheduled interest payments of our fixed-rate and variable-rate debt as of June 30, 2016; (iii) provides information about the minimum commitments due in connection with our ground lease obligations and other lease and contractual commitments; and (iv) provides estimated development commitments as of June 30, 2016. Note that the table does not reflect our available debt maturity extension options and reflects gross aggregate principal amounts before the effect of unamortized discounts/premiums.

	Payment Due by Period
	Less than 1 Year (Remainder of 2016)	2-3 Years (2017-2018)	4-5 Years (2019-2020)	More than 5 years (After 2020)	Total
	(in thousands)
Principal payments: secured debt (1)	$4,926	$198,361	$78,222	$87,589	$369,098
Principal payments: unsecured debt (2)	—	325,000	659,000	1,100,000	2,084,000
Interest payments: fixed-rate debt (3)	48,400	172,648	125,142	276,443	622,633
Interest payments: variable-rate debt (4)	1,543	6,124	1,518	—	9,185
Interest payments: unsecured revolving credit facility (5)	1,686	6,688	1,658	—	10,032
Ground lease obligations (6)	1,572	6,288	6,288	151,738	165,886
Lease and contractual commitments (7)	58,467	6,833	—	—	65,300
Development commitments (8)	210,000	119,000	—	—	329,000
Total	$326,594	$840,942	$871,828	$1,615,770	$3,655,134
________________________

(1)	Represents gross aggregate principal amount before the effect of the unamortized premium and deferred financing costs of approximately $5.3 million and $0.9 million, respectively, as of June 30, 2016.

(2)
Represents gross aggregate principal amount before the effect of the unamortized discount and deferred financing costs of approximately $7.0 million and $11.0 million, respectively, as of June 30, 2016.

(3)
As of June 30, 2016, 83.3% of our debt was contractually fixed. The information in the table above reflects our projected interest rate obligations for these fixed-rate payments based on the contractual interest rates on an accrual basis and scheduled maturity dates.

(4)
As of June 30, 2016, 7.7% of our debt bore interest at variable rates that was incurred under the unsecured term loan facility and unsecured term loan. The variable interest rate payments are based on LIBOR plus a spread of 1.150% as of June 30, 2016. The information in the table above reflects our projected interest rate obligations for these variable-rate payments based on outstanding principal balances as of June 30, 2016, the scheduled interest payment dates and the contractual maturity dates.

(5)
As of June 30, 2016, 9.0% of our debt bore interest at variable rates which was incurred under the unsecured revolving credit facility. The variable interest rate payments are based on LIBOR plus a spread of 1.050% as of June 30, 2016. The information in the table above reflects our projected interest rate obligations for these variable-rate payments based on outstanding principal balances as of June 30, 2016, the scheduled interest payment dates and the contractual maturity dates.

(6)	Reflects minimum lease payments through the contractual lease expiration date before the impact of extension options.

(7)
Amounts represent commitments under signed leases and contracts for operating properties, excluding tenant-funded tenant improvements and for other contractual commitments. The timing of these expenditures may fluctuate.

(8)
Amounts represent commitments under signed leases for pre-leased development projects, contractual commitments for projects under construction, in “lease-up”, and the recently completed residential project as of June 30, 2016, in addition to $41.0 million for two recently completed office projects. The timing of these expenditures may fluctuate based on the ultimate progress of construction. We may start additional construction during the remainder of 2016 (see “—Development Activities” for additional information).

Other Liquidity Uses

Development Activities

As of June 30, 2016, we had one development project under construction.  This project has a total estimated investment of approximately $485 million, of which we have incurred approximately $172 million and committed an additional $225 million as of June 30, 2016, which is included in the table above. In addition, as of June 30, 2016, we had two “lease up” office projects and had recently completed our residential property. These three projects have a total estimated investment of approximately $425 million, of which we have paid approximately $339 million as of June 30, 2016 and are contractually committed to spend approximately $63 million under executed leases and contracts, which is included in the table above. Depending on market conditions, we expect to incur the remaining $23 million for these three projects through stabilization.  In addition, depending on market conditions, we currently estimate we could potentially spend an additional $0 - $100 million on our current development projects and potential near-term and future development pipeline projects that we may commence construction on in 2016.  Ultimate timing of these expenditures may fluctuate given construction progress and leasing status of the projects.  We expect that any material additional development activities will be funded with borrowings under the unsecured revolving credit facility, the public or private issuance of debt or equity securities or the disposition of assets under our capital recycling program.

Potential Future Acquisitions

During the six months ended June 30, 2016, we acquired one office building for $55.4 million in cash and one development opportunity for $31.0 million in cash and the issuance of 867,701 common units in the Operating Partnership valued at approximately $48.0 million and $2.4 million in seller transaction costs. In 2015, we acquired two development opportunities for approximately $127.5 million in cash. These transactions were funded through various capital raising activities and, in selected instances, the assumption of existing indebtedness and issuance of common stock of the Company or common units in the Operating Partnership.

As part of our growth strategy, which is highly dependent on market conditions and business cycles, among other factors, we continue to evaluate strategic opportunities and remain a disciplined buyer of development and redevelopment opportunities as well as value-add operating properties.  We continue to focus on growth opportunities in West Coast markets populated by knowledge and creative based tenants in a variety of industries, including technology, media, healthcare, life sciences, entertainment and professional services.  Against the backdrop of market volatility, we expect to manage a strong balance sheet, execute on our development program and selectively evaluate opportunities that either add immediate Net Operating Income to our portfolio or play a strategic role in our future growth. We expect that any material acquisitions will be funded with borrowings under the unsecured revolving credit facility, the public or private issuance of debt or equity securities, the disposition of assets under our capital recycling program or through the assumption of existing debt.

Debt Maturities

As of June 30, 2016, $4.9 million in principal payments will be paid during the remainder of the year ended December 31, 2016 and our next debt maturity of $64.3 million of secured debt is scheduled to occur in February 2017, which we have the option to prepay without penalty in the fourth quarter of 2016. We believe our conservative leverage and staggered debt maturities provide us with financial flexibility and enhance our ability to obtain additional sources of liquidity if necessary, and, therefore, we believe we are well-positioned to refinance or repay maturing debt and to pursue our strategy of seeking attractive acquisition opportunities, which we may finance, as necessary, with future public and private issuances of debt and equity securities.

Share Repurchases

On February 23, 2016, the Company’s Board of Directors approved a 4,000,000 share increase to the Company’s existing share repurchase program bringing the total current repurchase authorization to 4,988,025 shares. During the six months ended June 30, 2016, the Company repurchased 52,199 shares of common stock at a weighted average price of $55.45 per common share totaling $2.9 million. As of June 30, 2016, 4,935,826 shares remain eligible for repurchase under the Company’s share-repurchase program. Under this program, repurchases may be made in open market transactions at prevailing prices or through privately negotiated transactions. We may elect to repurchase shares of our common stock under this program in the future depending upon various factors, including market conditions, the trading price of our common stock and our other uses of capital. This program does not have a termination date, and repurchases may be discontinued at any time. We intend to fund repurchases, if any, primarily with the proceeds from property dispositions.

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

Debt Covenants

The unsecured revolving credit facility, unsecured term loan facility, unsecured term loan, unsecured senior notes and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key existing financial covenants and their covenant levels include:

Unsecured Credit Facility, Unsecured Term Loan Facility and Unsecured Term Loan (as defined in the applicable Credit Agreements):	Covenant Level	Actual Performance as of June 30, 2016
Total debt to total asset value	less than 60%	28%
Fixed charge coverage ratio	greater than 1.5x	2.8x
Unsecured debt ratio	greater than 1.67x	3.27x
Unencumbered asset pool debt service coverage	greater than 1.75x	3.92x

Unsecured Senior Notes due 2018, 2020, 2023, 2025 and 2029 (as defined in the applicable Indentures):
Total debt to total asset value	less than 60%	35%
Interest coverage	greater than 1.5x	7.6x
Secured debt to total asset value	less than 40%	5%
Unencumbered asset pool value to unsecured debt	greater than 150%	294%

The Operating Partnership was in compliance with all of its debt covenants as of June 30, 2016. Our current expectation is that the Operating Partnership will continue to meet the requirements of its debt covenants in both the short and long term. However, in the event of an economic slowdown or continued volatility in the credit markets, there is no certainty that the Operating Partnership will be able to continue to satisfy all of the covenant requirements.

Consolidated Historical Cash Flow Summary

The following summary discussion of our consolidated historical cash flow is based on the consolidated statements of cash flows in Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow for the periods presented below. Our historical cash flow activity for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 is as follows:

	Six Months Ended June 30,
	2016	2015	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$137,629	$116,828	$20,801	17.8%
Net cash used in investing activities	(304,531)	(85,020)	(219,511)	258.2%
Net cash provided by (used in) financing activities	136,726	(27,447)	164,173	(598.1)%

Operating Activities

Our cash flows from operating activities depends on numerous factors including the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, the level of operating expenses, the impact of property acquisitions, completed development projects and related financing activities, and other general and administrative costs. Our net cash provided by operating activities increased by $20.8 million, or 17.8%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily as a result of the expiration of the free rent period for certain leases, resulting in higher cash rental revenue, and the stabilization of completed development projects, offset by operating property dispositions. See additional information under the caption “—Results of Operations.”

Investing Activities

Our cash flows from investing activities is generally used to fund development and operating property acquisitions, expenditures for development projects, and recurring and nonrecurring capital expenditures for our operating properties, net of proceeds received from dispositions of real estate assets. Our net cash used in investing activities increased by $219.5 million or 258.2% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to an increase in restricted cash for property disposition proceeds that were held at a qualified intermediary at June 30, 2016 as well as a modest increase in acquisition activity in 2016.

Financing Activities

Our cash flows from financing activities is principally impacted by our capital raising activities, net of dividends and distributions paid to common and preferred security holders. For the six months ended June 30, 2016, we had net cash provided by financing activities of $136.7 million as compared to net cash used in financing activities of $27.4 million for the six months ended June 30, 2015. This period over period change was primarily due to a net borrowing of $220.0 million on the unsecured revolving credit facility during the six months ended June 30, 2016, as compared to a net repayment of $40.0 million on the unsecured revolving credit facility during the six months ended June 30, 2015. This was partially offset by $137.9 million of proceeds received from the issuance of common stock during the six months ended June 30, 2015.

Off-Balance Sheet Arrangements

As of June 30, 2016 and as of the date this report was filed, we did not have any off-balance sheet transactions, arrangements or obligations, including contingent obligations.

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

The following table presents our FFO for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Net income available to common stockholders	$29,535	$54,188	$200,530	$94,062
Adjustments:
Net income attributable to noncontrolling common units of the Operating Partnership	829	1,090	4,439	1,905
Depreciation and amortization of real estate assets	52,358	50,969	101,936	101,812
Gains on sales of depreciable real estate	—	(31,428)	(145,990)	(31,428)
Funds From Operations(1)(2)	$82,722	$74,819	$160,915	$166,351
________________________

(1)	Reported amounts are attributable to common stockholders and common unitholders.

(2)
FFO includes amortization of deferred revenue related to tenant-funded tenant improvements of $3.2 million and $3.3 million for the three months ended June 30, 2016 and 2015, respectively, and $6.1 million and $6.3 million for the six months ended June 30, 2016 and 2015, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk we face is interest rate risk. We seek to mitigate this risk by following established risk management policies and procedures. These policies include maintaining prudent amounts of debt, including a greater amount of fixed-rate debt as compared to variable-rate debt in our portfolio, and may include the periodic use of derivative instruments. As of June 30, 2016 and December 31, 2015, we did not have any interest-rate sensitive derivative assets or liabilities. Information about our changes in interest rate risk exposures from December 31, 2015 to June 30, 2016 is incorporated herein by reference from “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Operating Partnership.”

Market Risk

As of June 30, 2016, approximately 16.7% of our total outstanding debt of $2.5 billion (before the effects of debt discounts, premiums and deferred financing costs) was subject to variable interest rates. The remaining 83.3% bore interest at fixed rates. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. In general, interest rate fluctuations applied to our variable-rate debt will impact our future earnings and cash flows. Conversely, interest rate fluctuations applied to our fixed-rate debt will generally not impact our future earnings and cash flows, unless such instruments mature or are otherwise terminated and need to be refinanced. However, interest rate fluctuations will impact the fair value of the fixed-rate debt instruments.

We generally determine the fair value of our secured debt, unsecured revolving credit facility, unsecured term loan facility and unsecured term loan by performing discounted cash flow analyses using an appropriate market discount rate. We calculate the market rate by obtaining period-end treasury rates for maturities that correspond to the maturities of our fixed-rate debt and then adding an appropriate credit spread based on information obtained from third-party financial institutions. We calculate the market rate of our unsecured revolving credit facility, unsecured term loan facility and unsecured term loan by obtaining the period-end LIBOR rate and then adding an appropriate credit spread based on information obtained from third-party financial institutions. These credit spreads take into account factors, including but not limited to, our credit profile, the tenure of the debt, amortization period, whether the debt is secured or unsecured, and the loan-to-value ratio of the debt to the collateral. These calculations are significantly affected by the assumptions used, including the discount rate, credit spreads, and estimates of future cash flow. We determine the fair value of each of our publicly traded unsecured senior notes based on their quoted trading price at the end of the reporting period. See Note 12 “Fair Value Measurements and Disclosures” in the consolidated financial statements included in this report for additional information on the fair value of our financial assets and liabilities as of June 30, 2016 and December 31, 2015.

As of June 30, 2016, the total outstanding balance of our variable-rate debt was comprised of borrowings on our unsecured revolving credit facility of $220.0 million and borrowings on our unsecured term loan facility and unsecured term loan of $189.0 million, which were indexed to LIBOR plus a spread of 1.050% (weighted average interest rate of 1.52%) and LIBOR plus a spread of 1.15% (weighted average interest rate of 1.62%), respectively. As of December 31, 2015, the total outstanding balance of our variable-rate debt was comprised of borrowings on our unsecured term loan facility and unsecured term loan of $189.0 million, which were indexed to LIBOR plus a spread of 1.15% (weighted average interest rate of 1.40%). Assuming no changes in the outstanding balance of our existing variable-rate debt as of June 30, 2016, a 100 basis point increase in the LIBOR rate would increase our projected annual interest expense, before the effect of capitalization, by approximately $4.1 million. Comparatively, if interest rates were 100 basis points higher as of December 31, 2015, our projected annual interest expense, before the effect of capitalization, would have been $1.9 million higher.

The total carrying value of our fixed-rate debt was approximately $2.0 billion as of June 30, 2016 and December 31, 2015. The total estimated fair value of our fixed-rate debt was approximately $2.2 billion as of June 30, 2016 and $2.1 billion as of December 31, 2015, respectively. For sensitivity purposes, a 100 basis point increase in the discount rate equates to a decrease in the total fair value of our fixed-rate debt of approximately $117.8 million, or 5.4%, as of June 30, 2016. Comparatively, a 100 basis point increase in the discount rate equates to a decrease in the total fair value of our fixed-rate debt of approximately $117.1 million, or 5.6%, as of December 31, 2015.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2016, the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

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

As required by SEC Rule 13a-15(b), the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2016, the end of the period covered by this report. Based on the foregoing, the Operating Partnership’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes that occurred during the quarter covered by this report in the Operating Partnership’s internal control over financial reporting identified in connection with the evaluation referenced above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We and our properties are subject to routine litigation incidental to our business. These matters are generally covered by insurance. As of June 30, 2016, we are not a defendant in, and our properties are not subject to, any legal proceedings that we believe, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors included in the Company’s and the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities: None.

(b) Use of Proceeds from Registered Securities: None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

The table below reflects our purchases of common stock during each of the three months in the three-month period ended June 30, 2016.

Period	Total Number of Shares of Stock Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs
April 1, 2016 - April 30, 2016	4,271	(1)	$61.87	(1)	—	—
May 1, 2016 - May 31, 2016	—		$—		—	—
June 1, 2016 - June 30, 2016	—		$—		—	—
Total	4,271		$61.87		—	—
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

101.1
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to the Consolidated Financial Statements (unaudited).(1)

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 27, 2016.

KILROY REALTY CORPORATION

By:	/s/ John Kilroy
John Kilroy President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Tyler H. Rose
Tyler H. Rose Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Heidi R. Roth
Heidi R. Roth Executive Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 27, 2016.

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