Form 10-Q
period 2016-09-30
KILROY REALTY CORP; Kilroy Realty, L.P.
filed 2016-10-28
CIK 1025996, 1493976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Kilroy Realty Corporation Yes  ☐     No   ☑
Kilroy Realty, L.P. Yes  ☐     No   ☑
As of October 21, 2016, 92,272,492 shares of Kilroy Realty Corporation common stock, par value $.01 per share, were outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2016 of Kilroy Realty Corporation and Kilroy Realty, L.P. Unless stated otherwise or the context otherwise requires, references to “Kilroy Realty Corporation” or the “Company,” “we,” “our,” and “us” mean Kilroy Realty Corporation, a Maryland corporation, and its controlled and consolidated subsidiaries, and references to “Kilroy Realty, L.P.” or the “Operating Partnership” mean Kilroy Realty, L.P., a Delaware limited partnership and its controlled and consolidated subsidiaries.
The Company is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of September 30, 2016, the Company owned an approximate 97.2% common general partnership interest in the Operating Partnership. The remaining approximate 2.8% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of the Company. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and cause changes in its line of business, capital structure and distribution policies.
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
To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	consolidated financial statements;

•	the following notes to the consolidated financial statements:

◦	Note 7, Noncontrolling Interests on the Company’s Consolidated Financial Statements;

◦	Note 8, Noncontrolling Interests on the Operating Partnership’s Consolidated Financial Statements;

i

◦	Note 9, Stockholders’ Equity of the Company;

◦	Note 10, Partners’ Capital of the Operating Partnership;

◦	Note 15, Net Income Available to Common Stockholders Per Share of the Company;

◦	Note 16, Net Income Available to Common Unitholders Per Unit of the Operating Partnership;

◦	Note 17, Supplemental Cash Flow Information of the Company; and

◦	Note 18, Supplemental Cash Flow Information of the Operating Partnership;

•	“Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

◦	—Liquidity and Capital Resources of the Company;” and

◦	—Liquidity and Capital Resources of the Operating Partnership.”
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
QUARTERLY REPORT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY CORPORATION

KILROY REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2016	December 31, 2015
ASSETS	(unaudited)
REAL ESTATE ASSETS (Note 2):
Land and improvements	$1,017,591	$875,794
Buildings and improvements	4,669,442	4,091,012
Undeveloped land and construction in progress	945,805	1,361,340
Total real estate assets held for investment	6,632,838	6,328,146
Accumulated depreciation and amortization	(1,095,562)	(994,241)
Total real estate assets held for investment, net	5,537,276	5,333,905
REAL ESTATE ASSETS AND OTHER ASSETS HELD FOR SALE, NET (Note 3)	9,440	117,666
CASH AND CASH EQUIVALENTS (Notes 3 and 7)	250,523	56,508
RESTRICTED CASH (Notes 1 and 3)	57,501	696
MARKETABLE SECURITIES (Note 13)	14,121	12,882
CURRENT RECEIVABLES, NET (Note 5)	9,709	11,153
DEFERRED RENT RECEIVABLES, NET (Note 5)	212,204	189,704
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Note 4)	180,613	176,683
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 1)	60,752	27,233
TOTAL ASSETS	$6,332,139	$5,926,430
LIABILITIES AND EQUITY
LIABILITIES:
Secured debt, net (Notes 1, 6 and 13)	$370,666	$380,835
Unsecured debt, net (Notes 1, 6 and 13)	1,846,672	1,844,634
Accounts payable, accrued expenses and other liabilities	252,122	246,323
Accrued dividends and distributions (Note 19)	37,749	34,992
Deferred revenue and acquisition-related intangible liabilities, net (Note 4)	134,436	128,156
Rents received in advance and tenant security deposits	48,518	49,361
Liabilities and deferred revenue of real estate assets held for sale (Note 3)	74	7,543
Total liabilities	2,690,237	2,691,844
COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY:
Stockholders’ Equity (Note 9):
Preferred stock, $.01 par value, 30,000,000 shares authorized:
6.875% Series G Cumulative Redeemable Preferred stock, $.01 par value, 4,600,000 shares authorized, 4,000,000 shares issued and outstanding ($100,000 liquidation preference)	96,155	96,155
6.375% Series H Cumulative Redeemable Preferred stock, $.01 par value, 4,000,000 shares authorized, issued and outstanding ($100,000 liquidation preference)	96,256	96,256
Common stock, $.01 par value, 150,000,000 shares authorized, 92,272,492 and 92,258,690 shares issued and outstanding, respectively	923	923
Additional paid-in capital	3,191,718	3,047,894
Retained earnings/(distributions in excess of earnings)	78,107	(70,262)
Total stockholders’ equity	3,463,159	3,170,966
Noncontrolling Interests:
Common units of the Operating Partnership (Note 7)	93,270	57,100
Noncontrolling interests in consolidated property partnerships (Notes 1 and 7)	85,473	6,520
Total noncontrolling interests	178,743	63,620
Total equity	3,641,902	3,234,586
TOTAL LIABILITIES AND EQUITY	$6,332,139	$5,926,430

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUES
Rental income	$146,539	$129,510	$423,947	$391,892
Tenant reimbursements	16,406	11,681	43,948	40,280
Other property income (Note 14)	5,403	362	6,032	1,690
Total revenues	168,348	141,553	473,927	433,862
EXPENSES
Property expenses	30,050	26,684	85,236	78,264
Real estate taxes	14,501	12,087	39,378	37,232
Provision for bad debts	—	—	—	289
Ground leases	909	862	2,506	2,451
General and administrative expenses	13,533	10,799	40,949	36,200
Acquisition-related expenses	188	4	964	397
Depreciation and amortization	56,666	49,422	160,452	152,567
Total expenses	115,847	99,858	329,485	307,400
OTHER (EXPENSES) INCOME
Interest income and other net investment gains (losses) (Note 13)	538	(694)	1,120	177
Interest expense (Note 6)	(14,976)	(12,819)	(41,189)	(44,561)
Total other (expenses) income	(14,438)	(13,513)	(40,069)	(44,384)
INCOME FROM OPERATIONS BEFORE GAINS (LOSSES) ON SALES OF REAL ESTATE	38,063	28,182	104,373	82,078
Net (loss) gain on sales of land (Note 3)	—	—	(295)	17,268
Gains on sales of depreciable operating properties (Note 3)	18,312	78,522	164,302	109,950
NET INCOME	56,375	106,704	268,380	209,296
Net income attributable to noncontrolling common units of the Operating Partnership (Note 7)	(1,453)	(1,945)	(5,892)	(3,850)
Net income attributable to noncontrolling interests in consolidated property partnerships (Note 7)	(1,027)	—	(1,438)	—
Total income attributable to noncontrolling interests	(2,480)	(1,945)	(7,330)	(3,850)
NET INCOME ATTRIBUTABLE TO KILROY REALTY CORPORATION	53,895	104,759	261,050	205,446
PREFERRED DIVIDENDS	(3,313)	(3,313)	(9,938)	(9,938)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$50,582	$101,446	$251,112	$195,508
Net income available to common stockholders per share – basic (Note 15)	$0.54	$1.10	$2.71	$2.18
Net income available to common stockholders per share – diluted (Note 15)	$0.54	$1.09	$2.69	$2.17
Weighted average common shares outstanding – basic (Note 15)	92,227,016	92,150,341	92,220,522	89,077,012
Weighted average common shares outstanding – diluted (Note 15)	92,920,406	92,639,065	92,831,538	89,593,261
Dividends declared per common share	$0.375	$0.350	$1.100	$1.050

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share and per share/unit data)

		Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AS OF DECEMBER 31, 2014	$192,411	86,259,684	$863	$2,635,900	$(162,964)	$2,666,210	$57,726	$2,723,936
Net income					205,446	205,446	3,850	209,296
Issuance of common stock		5,640,033	56	387,453		387,509		387,509
Issuance of share-based compensation awards				1,268		1,268		1,268
Non-cash amortization of share-based compensation				13,621		13,621		13,621
Exercise of stock options		265,000	3	11,289		11,292		11,292
Repurchase of common stock, stock options and restricted stock units		(39,317)		(3,121)		(3,121)		(3,121)
Settlement of restricted stock units for shares of common stock		78,937		—		—		—
Exchange of common units of the Operating Partnership		16,030		467		467	(467)	—
Adjustment for noncontrolling interest				(4,547)		(4,547)	4,547	—
Contribution from noncontrolling interest in consolidated property partnership							474	474
Preferred dividends					(9,938)	(9,938)		(9,938)
Dividends declared per common share and common unit ($1.05 per share/unit)					(95,394)	(95,394)	(1,881)	(97,275)
BALANCE AS OF SEPTEMBER 30, 2015	$192,411	92,220,367	$922	$3,042,330	$(62,850)	$3,172,813	$64,249	$3,237,062

		Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings /(Distributions in Excess of Earnings)
BALANCE AS OF DECEMBER 31, 2015	$192,411	92,258,690	$923	$3,047,894	$(70,262)	$3,170,966	$63,620	$3,234,586
Net income					261,050	261,050	7,330	268,380
Issuance of share-based compensation awards				1,339		1,339		1,339
Non-cash amortization of share-based compensation				19,303		19,303		19,303
Exercise of stock options		51,000		2,173		2,173		2,173
Repurchase of common stock, stock options and restricted stock units		(110,528)	(1)	(6,873)		(6,874)		(6,874)
Settlement of restricted stock units for shares of common stock		72,130	1	(1)		—		—
Issuance of common units in connection with acquisition (Note 2)							48,033	48,033
Exchange of common units of the Operating Partnership		1,200		39		39	(39)	—
Initial contribution from noncontrolling interest in consolidated property partnership, net of transaction costs (Note 7)				113,022		113,022	78,654	191,676
Distribution to noncontrolling interests in consolidated property partnerships							(1,139)	(1,139)
Adjustment for noncontrolling interest				14,822		14,822	(14,822)	—
Preferred dividends					(9,938)	(9,938)		(9,938)
Dividends declared per common share and common unit ($1.10 per share/unit)					(102,743)	(102,743)	(2,894)	(105,637)
BALANCE AS OF SEPTEMBER 30, 2016	$192,411	92,272,492	$923	$3,191,718	$78,107	$3,463,159	$178,743	$3,641,902

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$268,380	$209,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	157,587	150,531
Depreciation of non-real estate furniture, fixtures and equipment	2,865	2,036
Increase in provision for bad debts	—	289
Non-cash amortization of share-based compensation awards	15,263	11,272
Non-cash amortization of deferred financing costs and debt discounts and premiums	2,020	1,412
Non-cash amortization of net below market rents (Note 4)	(5,128)	(6,769)
Gains on sales of depreciable operating properties (Note 3)	(164,302)	(109,950)
Loss (gain) on sales of land (Note 3)	295	(17,268)
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements	(9,700)	(9,957)
Straight-line rents	(22,856)	(35,530)
Net change in other operating assets	(7,263)	(9,356)
Net change in other operating liabilities	15,444	16,606
Net cash provided by operating activities	252,605	202,612
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for development properties and undeveloped land	(222,719)	(311,916)
Expenditures for acquisition of undeveloped land (Note 2)	(33,513)	(130,609)
Expenditures for acquisition of operating properties (Note 2)	(55,415)	—
Expenditures for operating properties and other capital assets	(81,688)	(71,756)
Net proceeds received from dispositions (Note 3)	325,031	319,639
(Increase) decrease in restricted cash (Note 3)	(56,805)	57,776
Decrease in acquisition-related deposits	1,902	3,200
Increase in note receivable	(1,000)	(3,000)
Net cash used in investing activities	(124,207)	(136,666)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on unsecured revolving credit facility	305,000	250,000
Repayments on unsecured revolving credit facility	(305,000)	(390,000)
Principal payments on secured debt	(7,254)	(67,335)
Net proceeds from the issuance of unsecured debt (Note 6)	—	397,776
Financing costs	(1,485)	(4,534)
Net proceeds from issuance of common stock	—	387,509
Repurchase of common stock and restricted stock units	(6,874)	(3,121)
Proceeds from exercise of stock options	2,173	11,292
Contributions from noncontrolling interests in consolidated property partnerships (Note 7)	191,676	474
Distributions to noncontrolling interests in consolidated property partnerships	(1,139)	—
Dividends and distributions paid to common stockholders and common unitholders	(101,542)	(93,910)
Dividends and distributions paid to preferred stockholders and preferred unitholders	(9,938)	(9,938)
Net cash provided by financing activities	65,617	478,213
Net increase in cash and cash equivalents	194,015	544,159
Cash and cash equivalents, beginning of period	56,508	23,781
Cash and cash equivalents, end of period	$250,523	$567,940

See accompanying notes to consolidated financial statements.

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY, L.P.

KILROY REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	September 30, 2016	December 31, 2015
ASSETS	(unaudited)
REAL ESTATE ASSETS (Note 2):
Land and improvements	$1,017,591	$875,794
Buildings and improvements	4,669,442	4,091,012
Undeveloped land and construction in progress	945,805	1,361,340
Total real estate assets held for investment	6,632,838	6,328,146
Accumulated depreciation and amortization	(1,095,562)	(994,241)
Total real estate assets held for investment, net	5,537,276	5,333,905
REAL ESTATE ASSETS AND OTHER ASSETS HELD FOR SALE, NET (Note 3)	9,440	117,666
CASH AND CASH EQUIVALENTS (Notes 3 and 8)	250,523	56,508
RESTRICTED CASH (Notes 1 and 3)	57,501	696
MARKETABLE SECURITIES (Note 13)	14,121	12,882
CURRENT RECEIVABLES, NET (Note 5)	9,709	11,153
DEFERRED RENT RECEIVABLES, NET (Note 5)	212,204	189,704
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Note 4)	180,613	176,683
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 1)	60,752	27,233
TOTAL ASSETS	$6,332,139	$5,926,430
LIABILITIES AND CAPITAL
LIABILITIES:
Secured debt, net (Notes 1, 6 and 13)	$370,666	$380,835
Unsecured debt, net (Notes 1, 6 and 13)	1,846,672	1,844,634
Accounts payable, accrued expenses and other liabilities	252,122	246,323
Accrued distributions (Note 19)	37,749	34,992
Deferred revenue and acquisition-related intangible liabilities, net (Note 4)	134,436	128,156
Rents received in advance and tenant security deposits	48,518	49,361
Liabilities and deferred revenue of real estate assets held for sale (Note 3)	74	7,543
Total liabilities	2,690,237	2,691,844
COMMITMENTS AND CONTINGENCIES (Note 12)
CAPITAL:
Partners’ Capital (Note 10):
6.875% Series G Cumulative Redeemable Preferred units, 4,000,000 units issued and outstanding ($100,000 liquidation preference)	96,155	96,155
6.375% Series H Cumulative Redeemable Preferred units, 4,000,000 units issued and outstanding ($100,000 liquidation preference)	96,256	96,256
Common units, 92,272,492 and 92,258,690 held by the general partner and 2,631,276 and 1,764,775 held by common limited partners issued and outstanding, respectively	3,359,707	3,031,609
Total partners’ capital	3,552,118	3,224,020
Noncontrolling interests in consolidated property partnerships and subsidiaries (Notes 1 and 8)	89,784	10,566
Total capital	3,641,902	3,234,586
TOTAL LIABILITIES AND CAPITAL	$6,332,139	$5,926,430

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUES
Rental income	$146,539	$129,510	$423,947	$391,892
Tenant reimbursements	16,406	11,681	43,948	40,280
Other property income (Note 14)	5,403	362	6,032	1,690
Total revenues	168,348	141,553	473,927	433,862
EXPENSES
Property expenses	30,050	26,684	85,236	78,264
Real estate taxes	14,501	12,087	39,378	37,232
Provision for bad debts	—	—	—	289
Ground leases	909	862	2,506	2,451
General and administrative expenses	13,533	10,799	40,949	36,200
Acquisition-related expenses	188	4	964	397
Depreciation and amortization	56,666	49,422	160,452	152,567
Total expenses	115,847	99,858	329,485	307,400
OTHER (EXPENSES) INCOME
Interest income and other net investment gains (losses) (Note 13)	538	(694)	1,120	177
Interest expense (Note 6)	(14,976)	(12,819)	(41,189)	(44,561)
Total other (expenses) income	(14,438)	(13,513)	(40,069)	(44,384)
INCOME FROM OPERATIONS BEFORE GAINS (LOSSES) ON SALES OF REAL ESTATE	38,063	28,182	104,373	82,078
Net (loss) gain on sales of land (Note 3)	—	—	(295)	17,268
Gains on sales of depreciable operating properties (Note 3)	18,312	78,522	164,302	109,950
NET INCOME	56,375	106,704	268,380	209,296
Net income attributable to noncontrolling interests in consolidated property partnerships and subsidiaries (Notes 1 and 8)	(1,121)	(64)	(1,703)	(211)
NET INCOME ATTRIBUTABLE TO KILROY REALTY, L.P.	55,254	106,640	266,677	209,085
PREFERRED DISTRIBUTIONS	(3,313)	(3,313)	(9,938)	(9,938)
NET INCOME AVAILABLE TO COMMON UNITHOLDERS	$51,941	$103,327	$256,739	$199,147
Net income available to common unitholders per unit – basic (Note 16)	$0.54	$1.10	$2.70	$2.18
Net income available to common unitholders per unit – diluted (Note 16)	$0.54	$1.09	$2.68	$2.17
Weighted average common units outstanding – basic (Note 16)	94,858,292	93,938,783	94,630,183	90,869,696
Weighted average common units outstanding – diluted (Note 16)	95,551,682	94,427,507	95,241,199	91,385,945
Dividends declared per common unit	$0.375	$0.350	$1.100	$1.050

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(Unaudited; in thousands, except unit and per unit data)

	Partners’ Capital			Total Partners’ Capital	Noncontrolling Interests in Consolidated Property Partnerships and Subsidiaries
	Preferred Units	Number of Common Units	Common Units			Total Capital
BALANCE AS OF DECEMBER 31, 2014	$192,411	88,063,884	$2,521,900	$2,714,311	$9,625	$2,723,936
Net income			209,085	209,085	211	209,296
Issuance of common units		5,640,033	387,509	387,509		387,509
Issuance of share-based compensation awards			1,268	1,268		1,268
Non-cash amortization of share-based compensation			13,621	13,621		13,621
Exercise of stock options		265,000	11,292	11,292		11,292
Repurchase of common units, stock options and restricted stock units		(39,317)	(3,121)	(3,121)		(3,121)
Settlement of restricted stock units		78,937	—	—		—
Contribution from noncontrolling interest in consolidated property partnership					474	474
Preferred distributions			(9,938)	(9,938)		(9,938)
Distributions declared per common unit ($1.05 per unit)			(97,275)	(97,275)		(97,275)
BALANCE AS OF SEPTEMBER 30, 2015	$192,411	94,008,537	$3,034,341	$3,226,752	$10,310	$3,237,062

	Partners’ Capital			Total Partners’ Capital	Noncontrolling Interests in Consolidated Property Partnerships and Subsidiaries
	Preferred Units	Number of Common Units	Common Units			Total Capital
BALANCE AS OF DECEMBER 31, 2015	$192,411	94,023,465	$3,031,609	$3,224,020	$10,566	$3,234,586
Net income			266,677	266,677	1,703	268,380
Issuance of common units in connection with acquisition (Note 2)		867,701	48,033	48,033		48,033
Issuance of share-based compensation awards			1,339	1,339		1,339
Non-cash amortization of share-based compensation			19,303	19,303		19,303
Exercise of stock options		51,000	2,173	2,173		2,173
Repurchase of common units, stock options and restricted stock units		(110,528)	(6,874)	(6,874)		(6,874)
Settlement of restricted stock units		72,130	—	—		—
Initial contribution from noncontrolling interest in consolidated property partnership, net of transaction costs (Note 8)			113,022	113,022	78,654	191,676
Distribution to noncontrolling interests in consolidated property partnerships					(1,139)	(1,139)
Preferred distributions			(9,938)	(9,938)		(9,938)
Distributions declared per common unit ($1.10 per unit)			(105,637)	(105,637)		(105,637)
BALANCE AS OF SEPTEMBER 30, 2016	$192,411	94,903,768	$3,359,707	$3,552,118	$89,784	$3,641,902

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$268,380	$209,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	157,587	150,531
Depreciation of non-real estate furniture, fixtures and equipment	2,865	2,036
Increase in provision for bad debts	—	289
Non-cash amortization of share-based compensation awards	15,263	11,272
Non-cash amortization of deferred financing costs and debt discounts and premiums	2,020	1,412
Non-cash amortization of net below market rents (Note 4)	(5,128)	(6,769)
Gains on sales of depreciable operating properties (Note 3)	(164,302)	(109,950)
Loss (gain) on sales of land (Note 3)	295	(17,268)
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements	(9,700)	(9,957)
Straight-line rents	(22,856)	(35,530)
Net change in other operating assets	(7,263)	(9,356)
Net change in other operating liabilities	15,444	16,606
Net cash provided by operating activities	252,605	202,612
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for development properties and undeveloped land	(222,719)	(311,916)
Expenditures for acquisition of undeveloped land (Note 2)	(33,513)	(130,609)
Expenditures for acquisition of operating properties (Note 2)	(55,415)	—
Expenditures for operating properties and other capital assets	(81,688)	(71,756)
Net proceeds received from dispositions (Note 3)	325,031	319,639
(Increase) decrease in restricted cash (Note 3)	(56,805)	57,776
Decrease in acquisition-related deposits	1,902	3,200
Increase in note receivable	(1,000)	(3,000)
Net cash used in investing activities	(124,207)	(136,666)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on unsecured revolving credit facility	305,000	250,000
Repayments on unsecured revolving credit facility	(305,000)	(390,000)
Principal payments on secured debt	(7,254)	(67,335)
Net proceeds from the issuance of unsecured debt (Note 6)	—	397,776
Financing costs	(1,485)	(4,534)
Net proceeds from issuance of common stock	—	387,509
Repurchase of common stock and restricted stock units	(6,874)	(3,121)
Proceeds from exercise of stock options	2,173	11,292
Contributions from noncontrolling interests in consolidated property partnerships (Note 8)	191,676	474
Distributions to noncontrolling interests in consolidated property partnerships	(1,139)	—
Dividends and distributions paid to common stockholders and common unitholders	(101,542)	(93,910)
Dividends and distributions paid to preferred stockholders and preferred unitholders	(9,938)	(9,938)
Net cash provided by financing activities	65,617	478,213
Net increase in cash and cash equivalents	194,015	544,159
Cash and cash equivalents, beginning of period	56,508	23,781
Cash and cash equivalents, end of period	$250,523	$567,940

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2016 and 2015

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

Our stabilized portfolio of operating properties was comprised of the following office properties at September 30, 2016:

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied
Stabilized Office Properties	101	13,605,597	530	96.6%

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

During the nine months ended September 30, 2016, we stabilized two development projects consisting of 455,340 rentable square feet and 185,602 rentable square feet in San Francisco, California, which were included in our stabilized office portfolio as of September 30, 2016. As of September 30, 2016, the following properties, in addition to our recently completed residential property, were excluded from our stabilized office portfolio. We did not have any redevelopment properties at September 30, 2016.

	Number of Properties/Projects	Estimated Rentable Square Feet (1)
Properties held for sale (2)	1	67,995
Development projects in “lease-up”	2	450,000
Development projects under construction	1	700,000
________________________

(1)	Estimated rentable square feet upon completion.

(2)	See Note 3 “Dispositions and Real Estate Assets Held for Sale” for additional information.

Our stabilized office portfolio also excludes our near-term and future development pipeline, which as of September 30, 2016 was comprised of eight development sites, representing approximately 70 gross acres of undeveloped land.

As of September 30, 2016, we owned 100% of our properties and development projects, excluding three office properties owned by two consolidated property partnerships. One property partnership, 100 First Street Member, LLC (“100 First LLC”), owned one office property through a subsidiary REIT (see Notes 7 and 8 for additional information). The other property partnership,

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Redwood City Partners, LLC (“Redwood LLC”) owned two office properties. Both property partnerships are consolidated entities. As of September 30, 2016, all of our properties and development projects were owned and all of our business was conducted in the state of California with the exception of twelve office properties and one future development project located in the state of Washington.

Ownership and Basis of Presentation

The consolidated financial statements of the Company include the consolidated financial position and results of operations of the Company, the Operating Partnership, the Finance Partnership, KSLLC, 100 First LLC, Redwood LLC and all of our wholly-owned and controlled subsidiaries. The consolidated financial statements of the Operating Partnership include the consolidated financial position and results of operations of the Operating Partnership, the Finance Partnership, KSLLC, Redwood LLC, 100 First LLC and all wholly-owned and controlled subsidiaries of the Operating Partnership. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

As of September 30, 2016, the Company owned an approximate 97.2% common general partnership interest in the Operating Partnership. The remaining approximate 2.8% common limited partnership interest in the Operating Partnership as of September 30, 2016, was owned by non-affiliated investors and certain of our executive officers and directors (see Note 7). Both the general and limited common partnership interests in the Operating Partnership are denominated in common units. Generally, the number of common units held by the Company is equivalent to the number of outstanding shares of the Company’s common stock, and the rights of all the common units to quarterly distributions and payments in liquidation mirror those of the Company’s common stockholders. The common limited partners have certain redemption rights as provided in the Operating Partnership’s Seventh Amended and Restated Agreement of Limited Partnership, as amended, the “Partnership Agreement” (see Note 7).

Kilroy Realty Finance, Inc., which is a wholly-owned subsidiary of the Company, is the sole general partner of the Finance Partnership and owns a 1.0% common general partnership interest in the Finance Partnership. The Operating Partnership owns the remaining 99.0% common limited partnership interest. Kilroy Services, LLC (“KSLLC”), which is a wholly-owned subsidiary of the Operating Partnership, is the entity through which we generally conduct substantially all of our development activities. As of September 30, 2016, the Company owned an approximate 56% equity interest in 100 First LLC. The remaining interest was owned by an unrelated third party. As of September 30, 2016, the Company owned an approximate 93% equity interest in Redwood LLC. The remaining interest was owned by an unrelated third party. With the exception of the Operating Partnership, Redwood LLC and 100 First LLC, all of our subsidiaries are wholly-owned.

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
Under the new guidance, effective January 1, 2016, the Operating Partnership was determined to be a VIE of the Company as the Operating Partnership is a limited partnership in which the common limited partners do not have substantive kick-out rights or participating rights. However, given that the Company was deemed to be the primary beneficiary of the Operating Partnership because the Company has the ability to control the activities that most significantly impact the Operating Partnership's economic

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

performance, the adoption of this new guidance and the conclusion that the Operating Partnership was a VIE did not have any impact on our consolidated financial statements since the conclusion to consolidate the Operating Partnership still applied. The Operating Partnership was the only new VIE identified as part of the adoption of the guidance as of January 1, 2016.
At September 30, 2016, the consolidated financial statements of the Company included one VIE in addition to the Operating Partnership, 100 First LLC (see Note 7 for further discussion of the formation transaction for this VIE), and the consolidated financial statements of the Operating Partnership included only one VIE, 100 First LLC. The Operating Partnership was determined to be the primary beneficiary of 100 First LLC because it has the ability to control the activities that most significantly impact the VIE’s economic performance. As of September 30, 2016, the VIE’s total assets, liabilities and noncontrolling interest included on our consolidated balance sheet were approximately $191.3 million (of which $173.2 million related to real estate held for investment), approximately $11.8 million and approximately $79.0 million, respectively. Revenues, income and net assets generated by 100 First LLC may only be used to settle its contractual obligations, which primarily consist of operating expenses, capital expenditures and required distributions.

At December 31, 2015, the consolidated financial statements of the Company and the Operating Partnership included two VIEs in which we were deemed to be the primary beneficiary: Redwood LLC and one other VIE to facilitate a potential future Section 1031 Exchange to defer taxable gains on property dispositions for federal income tax purposes. At December 31, 2015, the impact of consolidating the VIEs increased the Company’s total assets, liabilities and noncontrolling interests by approximately $203.3 million (of which $187.3 million related to real estate held for investment on our consolidated balance sheet), approximately $28.8 million and approximately $6.5 million, respectively. During the nine months ended September 30, 2016, Redwood LLC had a VIE reconsideration event and was determined to no longer be a VIE and the VIE to facilitate a potential future Section 1031 Exchange was terminated.
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
Recently Issued Accounting Pronouncements

On August 26, 2016, the FASB issued ASU No. 2016-15 (“ASU 2016-15”) to provide guidance for areas where there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not currently anticipate that the guidance will have a material impact on our consolidated financial statements or notes to our consolidated financial statements.
On June 16, 2016, the FASB issued ASU No. 2016-13 (“ASU 2016-13”) to amend the accounting for credit losses for certain financial instruments. Under the new guidance, an entity recognizes its estimate of expected credit losses as an allowance, which the FASB believes will result in more timely recognition of such losses.  ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not currently anticipate that the guidance will have a material impact on our consolidated financial statements or notes to our consolidated financial statements.
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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On March 30, 2016, the FASB issued ASU No. 2016-09 (“ASU 2016-09”) to amend the accounting guidance for share-based payment accounting. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods and early adoption is permitted. The Company does not currently anticipate that the guidance will have a material impact on our consolidated financial statements or notes to our consolidated financial statements.
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
On January 5, 2016, the FASB issued ASU No. 2016-01 (“ASU 2016-01”) to amend the accounting guidance on the classification and measurement of financial instruments. The standard requires that all investments in equity securities, including other ownership interests, are carried at fair value through net income. This requirement does not apply to investments that qualify for equity method accounting or to those that result in consolidation of the investee or for which the entity has elected the predictability exception to fair value measurement. Additionally, the standard requires that the portion of the total fair value change caused by a change in instrument-specific credit risk for financial liabilities for which the fair value option has been elected would be recognized in other comprehensive income. Any accumulated amount remaining in other comprehensive income is reclassified to earnings when the liability is extinguished. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017. The Company does not currently anticipate that the guidance will have a material impact on our consolidated financial statements or notes to our consolidated financial statements.
2.    Acquisitions

Operating Property Acquisitions

During the nine months ended September 30, 2016, we acquired the one operating property listed below from an unrelated third party. The acquisition was funded with proceeds from the Company’s unsecured revolving credit facility as well as proceeds from our capital recycling program.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Total 2016 Operating Property Acquisitions (1)

Assets
Land and improvements	$28,730
Buildings and improvements (2)	27,555
Deferred leasing costs and acquisition-related intangible assets (3)	4,180
Total assets acquired	60,465
Liabilities
Accounts payable, accrued expenses and other liabilities	170
Deferred revenue and acquisition-related intangible liabilities (4)	4,880
Total liabilities assumed	5,050
Net assets and liabilities acquired	$55,415
________________________

(1)	The purchase price of the acquisition completed during the nine months ended September 30, 2016 was less than 5% of the Company’s total assets as of September 30, 2016.

(2)	Represents buildings, building improvements and tenant improvements.

(3)
Represents in-place leases (approximately $2.5 million with a weighted average amortization period of 3.6 years) and leasing commissions (approximately $1.7 million with a weighted average amortization period of 3.7 years).

(4)	Represents below-market leases (approximately $4.9 million with a weighted average amortization period of 3.4 years).

Development Project Acquisitions

On March 11, 2016, we acquired an approximately 1.75 acre development site located at 610-620 Brannan Street in San Francisco, California from an unrelated third party. This land parcel is immediately adjacent to our Flower Mart project in the SOMA submarket of San Francisco. The acquisition was funded through $31.0 million in cash and the issuance of 867,701 common units in the Operating Partnership valued at approximately $48.0 million (see Note 10). In addition, the Company paid $2.4 million in seller transaction costs and recorded $4.7 million in accrued liabilities in connection with this acquisition. As of September 30, 2016, the underlying assets were included as undeveloped land and construction in progress on our consolidated balance sheets.

3.    Dispositions and Real Estate Assets Held for Sale

Operating Property Dispositions

The following table summarizes the operating properties sold during the nine months ended September 30, 2016.

Location	Property Type	Month of Disposition	Number of Buildings	Rentable Square Feet	Sales Price (1) (in millions)
Torrey Santa Fe Properties (2)	Office	January	4	465,812	$262.3
4930, 4939 & 4955 Directors Place, San Diego, CA (3)	Office	July	2	136,908	49.0
Total Dispositions			6	602,720	$311.3

________________________

(1)	Represents gross sales price before the impact of broker commissions and closing costs.

(2)
The Torrey Santa Fe Properties include the following: 7525 Torrey Santa Fe, 7535 Torrey Santa Fe, 7545 Torrey Santa Fe, and 7555 Torrey Santa Fe. These properties were classified as held for sale at December 31, 2015.

(3)	These properties include two operating properties totaling 136,908 rentable square feet and a 7.0 acre undeveloped land parcel.

The total gain on the six operating properties sold during the nine months ended September 30, 2016 was $164.3 million. During the three months ended September 30, 2016, $258.1 million of net proceeds related to January 2016 operating property disposition were released from qualified intermediaries. As of September 30, 2016, approximately $48.4 million of net proceeds related to operating property dispositions were temporarily being held at qualified intermediaries, at our direction, for the purpose of facilitating potential future Section 1031 Exchanges. The $48.4 million of cash proceeds are included in restricted cash on our consolidated balance sheets at September 30, 2016.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Land Dispositions

The following table summarizes the land dispositions completed during the nine months ended September 30, 2016:

Property	Submarket	Month of Disposition	Gross Site Acreage (unaudited)	Sales Price (1) (in millions)
Carlsbad Oaks - Lot 7 (2)	Carlsbad	January	7.6	$4.5
Carlsbad Oaks - Lots 4 & 5	Carlsbad	June	11.2	6.0
Carlsbad Oaks - Lot 8	Carlsbad	June	13.2	8.9
Total Land Dispositions (3)(4)			32.0	$19.4
________________________

(1)	Represents gross sales price before the impact of broker commissions and closing costs.

(2)	This land parcel was classified as held for sale as of December 31, 2015.

(3)	In connection with these land dispositions, $2.3 million of secured debt was assumed by the buyers. See Note 6 “Secured and Unsecured Debt of the Operating Partnership” for additional information.

(4)
The Company also disposed of a 7.0 acre undeveloped land parcel in connection with the disposition of 4930, 4939 & 4955 Directors Place, San Diego, CA included in the operating property dispositions above.

The net loss on the undeveloped land parcels sold during the nine months ended September 30, 2016 was approximately $0.3 million.

Real Estate Assets Held for Sale

As of September 30, 2016, the following property was classified as held for sale:

Location	Submarket	Property Type	Number of Buildings	Rentable Square Feet
5717 Pacific Center Boulevard, San Diego, CA	Sorrento Mesa	Office	1	67,995

The sale of this property is scheduled to close in January of 2017. The major classes of assets and liabilities of the property held for sale as of September 30, 2016 were as follows:

Real estate assets and other assets held for sale	(in thousands)
Land and improvements	$2,693
Buildings and improvements	10,500
Total real estate held for sale	13,193
Accumulated depreciation and amortization	(3,829)
Total real estate held for sale, net	9,364
Prepaid expenses and other assets, net	76
Real estate and other assets held for sale, net	$9,440
Liabilities of real estate assets held for sale
Accounts payable, accrued expenses and other liabilities	$74
Liabilities of real estate assets held for sale	$74

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.    Deferred Leasing Costs and Acquisition-Related Intangible Assets and Liabilities, net

The following table summarizes our deferred leasing costs and acquisition-related intangible assets (acquired value of leasing costs, above-market operating leases, in-place leases and below-market ground lease obligation) and intangible liabilities (acquired value of below-market operating leases and above-market ground lease obligation) as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(in thousands)
Deferred Leasing Costs and Acquisition-Related Intangible Assets, net: (1)
Deferred leasing costs	$229,252	$205,888
Accumulated amortization	(85,154)	(72,745)
Deferred leasing costs, net	144,098	133,143
Above-market operating leases	10,209	10,989
Accumulated amortization	(7,111)	(6,739)
Above-market operating leases, net	3,098	4,250
In-place leases	72,084	72,639
Accumulated amortization	(39,121)	(33,810)
In-place leases, net	32,963	38,829
Below-market ground lease obligation	490	490
Accumulated amortization	(36)	(29)
Below-market ground lease obligation, net	454	461
Total deferred leasing costs and acquisition-related intangible assets, net	$180,613	$176,683
Acquisition-Related Intangible Liabilities, net: (2)
Below-market operating leases	$56,885	$53,502
Accumulated amortization	(31,877)	(27,074)
Below-market operating leases, net	25,008	26,428
Above-market ground lease obligation	6,320	6,320
Accumulated amortization	(500)	(424)
Above-market ground lease obligation, net	5,820	5,896
Total acquisition-related intangible liabilities, net	$30,828	$32,324
________________________

(1)	Excludes deferred leasing costs and acquisition-related intangible assets, net related to properties held for sale as of December 31, 2015.

(2)	Included in deferred revenue and acquisition-related intangible liabilities, net in the consolidated balance sheets.

The following table sets forth amortization related to deferred leasing costs and acquisition-related intangibles for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Deferred leasing costs (1)	$7,599	$6,932	$21,343	$20,847
Above-market operating leases (2)	376	487	1,152	2,135
In-place leases (1)	2,753	3,073	8,310	11,710
Below-market ground lease obligation (3)	2	2	6	6
Below-market operating leases (4)	(2,261)	(2,228)	(6,280)	(8,905)
Above-market ground lease obligation (5)	(26)	(26)	(76)	(76)
Total	$8,443	$8,240	$24,455	$25,717
________________________

(1)	The amortization of deferred leasing costs and in-place leases is recorded to depreciation and amortization expense in the consolidated statements of operations for the periods presented.

(2)	The amortization of above-market operating leases is recorded as a decrease to rental income in the consolidated statements of operations for the periods presented.

(3)	The amortization of the below-market ground lease obligation is recorded as an increase to ground lease expense in the consolidated statements of operations for the periods presented.

(4)	The amortization of below-market operating leases is recorded as an increase to rental income in the consolidated statements of operations for the periods presented.

(5)	The amortization of the above-market ground lease obligation is recorded as a decrease to ground lease expense in the consolidated statements of operations for the periods presented.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the estimated annual amortization expense related to deferred leasing costs and acquisition-related intangibles as of September 30, 2016 for future periods:

Year	Deferred Leasing Costs	Above-Market Operating Leases (1)	In-Place Leases	Below-Market Ground Lease Obligation (2)	Below-Market Operating Leases (3)	Above-Market Ground Lease Obligation (4)
	(in thousands)
Remaining 2016	$7,258	$349	$2,697	$2	$(2,236)	$(25)
2017	26,971	1,241	9,739	8	(8,438)	(101)
2018	23,649	831	6,998	8	(7,159)	(101)
2019	19,468	643	5,148	8	(4,581)	(101)
2020	15,174	16	2,923	8	(2,169)	(101)
Thereafter	51,578	18	5,458	420	(425)	(5,391)
Total	$144,098	$3,098	$32,963	$454	$(25,008)	$(5,820)
________________________

(1)	Represents estimated annual amortization related to above-market operating leases. Amounts will be recorded as a decrease to rental income in the consolidated statements of operations.

(2)	Represents estimated annual amortization related to below-market ground lease obligations. Amounts will be recorded as an increase to ground lease expense in the consolidated statements of operations.

(3)	Represents estimated annual amortization related to below-market operating leases. Amounts will be recorded as an increase to rental income in the consolidated statements of operations.

(4)	Represents estimated annual amortization related to above-market ground lease obligations. Amounts will be recorded as a decrease to ground lease expense in the consolidated statements of operations.

5.    Receivables

Current Receivables, net

Current receivables, net is primarily comprised of contractual rents and other lease-related obligations due from tenants. The balance consisted of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(in thousands)
Current receivables	$11,434	$13,233
Allowance for uncollectible tenant receivables	(1,725)	(2,080)
Current receivables, net (1)	$9,709	$11,153
________________________

(1)	Excludes current receivables, net related to real estate held for sale at December 31, 2015.

Deferred Rent Receivables, net

Deferred rent receivables, net consisted of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(in thousands)
Deferred rent receivables	$213,730	$191,586
Allowance for deferred rent receivables	(1,526)	(1,882)
Deferred rent receivables, net (1)	$212,204	$189,704
________________________

(1)	Excludes deferred rent receivables related to real estate held for sale at December 31, 2015.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.    Secured and Unsecured Debt of the Operating Partnership

Secured Debt

The following table sets forth the composition of our secured debt as of September 30, 2016 and December 31, 2015:

Type of Debt	Annual Stated Interest Rate (1)	Effective Interest Rate (1)(2)	Maturity Date	September 30, 2016	December 31, 2015
				(in thousands)
Mortgage note payable (3)	4.27%	4.27%	February 2018	$126,405	$128,315
Mortgage note payable (3)	4.48%	4.48%	July 2027	95,161	96,354
Mortgage note payable (3) (4)	6.05%	3.50%	June 2019	83,314	85,890
Mortgage note payable	6.51%	6.51%	February 2017	64,703	65,563
Mortgage note payable	7.15%	7.15%	May 2017	1,926	3,987
Other (5)	Various	Various	Various	—	1,809
Total secured debt				$371,509	$381,918
Unamortized deferred financing costs				(843)	(1,083)
Total secured debt, net				$370,666	$380,835
________________________

(1)	All interest rates presented are fixed-rate interest rates.

(2)	Represents the effective interest rate including the amortization of initial issuance discounts/premiums excluding the amortization of deferred financing costs.

(3)
The secured debt and the related properties that secure the debt are held in a special purpose entity and the properties are not available to satisfy the debts and other obligations of the Company or the Operating Partnership.

(4)	Amounts reported include the amounts of unamortized debt premiums of $4.9 million and $6.2 million as of September 30, 2016 and December 31, 2015, respectively.

(5)	Balance of $1.8 million as of December 31, 2015 included public facility bonds that were assumed by the buyers in connection with sales of land during the nine months ended September 30, 2016.

Although our mortgage loans are secured and non-recourse to the Company and the Operating Partnership, the Company provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments and environmental liabilities.

Unsecured Senior Notes

The following table summarizes the balance and significant terms of the registered unsecured senior notes issued by the Operating Partnership as of September 30, 2016 and December 31, 2015:

					Principal Amount as of
	Issuance date	Maturity date	Stated coupon rate	Effective interest rate (1)	September 30, 2016	December 31, 2015
					(in thousands)
4.375% Unsecured Senior Notes (2)	September 2015	October 2025	4.375%	4.440%	$400,000	$400,000
Unamortized discount and deferred financing costs					(4,985)	(5,400)
Net carrying amount					$395,015	$394,600

4.250% Unsecured Senior Notes (3)	July 2014	August 2029	4.250%	4.350%	$400,000	$400,000
Unamortized discount and deferred financing costs					(6,829)	(7,228)
Net carrying amount					$393,171	$392,772

3.800% Unsecured Senior Notes (4)	January 2013	January 2023	3.800%	3.804%	$300,000	$300,000
Unamortized discount and deferred financing costs					(1,725)	(1,931)
Net carrying amount					$298,275	$298,069

4.800% Unsecured Senior Notes (4) (5)	July 2011	July 2018	4.800%	4.827%	$325,000	$325,000
Unamortized discount and deferred financing costs					(888)	(1,251)
Net carrying amount					$324,112	$323,749

6.625% Unsecured Senior Notes (6)	May 2010	June 2020	6.625%	6.743%	$250,000	$250,000
Unamortized discount and deferred financing costs					(2,005)	(2,414)
Net carrying amount					$247,995	$247,586

Total Unsecured Senior Notes, Net					$1,658,568	$1,656,776

________________________

(1)	Represents the effective interest rate including the amortization of initial issuance discounts/premiums, excluding the amortization of deferred financing costs.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(2)	Interest on these notes is payable semi-annually in arrears on April 1st and October 1st of each year.

(3)	Interest on these notes is payable semi-annually in arrears on February 15th and August 15th of each year.

(4)	Interest on these notes is payable semi-annually in arrears on January 15th and July 15th of each year.

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

Unsecured Senior Notes - Private Placement

On September 14, 2016, the Operating Partnership entered into a Note Purchase Agreement in a private placement (the “Note Purchase Agreement”), in connection with the issuance and sale of $175.0 million principal amount of the Operating Partnership’s 3.35% Senior Notes, Series A, due February 17, 2027 (the “Series A Notes”), and $75.0 million principal amount of the Operating Partnership’s 3.45% Senior Notes, Series B, due February 17, 2029 (the “Series B Notes” and, together with the Series A Notes, the “Series A and B Notes”). Under the delayed draw option of the Series A and B Notes, the Operating Partnership is required to issue $175.0 million principal amount of its Series A Notes and $75.0 million principal amount of its Series B Notes by February 17, 2017. As of September 30, 2016, there were no amounts issued or outstanding under the Series A and B Notes. The Series A Notes mature on February 17, 2027, and the Series B notes mature on February 17, 2029, unless earlier redeemed or prepaid pursuant to the terms of the Note Purchase Agreement. Interest on the Notes is payable semi-annually in arrears on February 17 and August 17 of each year beginning February 17, 2017.

The Operating Partnership may, at its option and upon notice to the purchasers of the Series A and B Notes, prepay at any time all, or from time to time any part of the Series A and B Notes then outstanding (in an amount not less than 5% of the aggregate principal amount of the Series A and B Notes then outstanding in the case of a partial prepayment), at 100% of the principal amount so prepaid, plus the make-whole amount determined for the prepayment date with respect to such principal amount as set forth in the Note Purchase Agreement.

In connection with the issuance of the Series A and B Notes, the Company will enter into an agreement whereby it will guarantee the payment by the Operating Partnership of all amounts due with respect to the Series A and B Notes and the performance by the Operating Partnership of its obligations under the Note Purchase Agreement.

Unsecured Revolving Credit Facility

The Company intends to borrow amounts under the unsecured revolving credit facility from time to time for general corporate purposes, to fund potential acquisitions, to finance development and redevelopment expenditures and to potentially repay long-term debt.

The following table summarizes the balance and terms of our unsecured revolving credit facility as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(in thousands)
Outstanding borrowings	$—	$—
Remaining borrowing capacity	600,000	600,000
Total borrowing capacity (1)	$600,000	$600,000
Interest rate (2)	1.58%	1.48%
Facility fee-annual rate (3)	0.200%
Maturity date	July 2019
________________________

(1)
We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $311.0 million under an accordion feature under the terms of the unsecured revolving credit facility and term loan facility.

(2)	The interest rate on our unsecured revolving credit facility is based on an annual rate of LIBOR plus 1.050%.

(3)
Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of September 30, 2016 and December 31, 2015, $3.6 million and $4.6 million, of unamortized deferred financing costs, respectively, remained to be amortized through the maturity date of our unsecured revolving credit facility, which are included in prepaid expenses and other assets, net on our consolidated balance sheets.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Unsecured Term Loan Facility

The following table summarizes the balance and terms of our unsecured term loan facility as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(in thousands)
Outstanding borrowings (1)	$150,000	$150,000
Interest rate (2)	1.67%	1.40%
Maturity date	July 2019
________________________

(1)
As of September 30, 2016 and December 31, 2015, $0.7 million and $0.9 million of unamortized deferred financing costs, respectively, remained to be amortized through the maturity date of our unsecured term loan facility.

(2)	Our unsecured term loan facility interest rate was calculated based on an annual rate of LIBOR plus 1.150% as of September 30, 2016 and December 31, 2015.

Additionally, the Company has a $39.0 million unsecured term loan outstanding with an annual interest rate of LIBOR plus 1.150% as of September 30, 2016 and December 31, 2015, that matures in July 2019. As of September 30, 2016 and December 31, 2015, $0.2 million of unamortized deferred financing costs remained to be amortized through the maturity date of our unsecured term loan.

Debt Covenants and Restrictions

The unsecured revolving credit facility, the unsecured term loan facility, the unsecured term loan, the unsecured senior notes, the Series A and B Notes and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a minimum fixed-charge coverage ratio, a minimum unsecured debt ratio and a minimum unencumbered asset pool debt service coverage ratio. Noncompliance with one or more of the covenants and restrictions could result in the full principal balance of the associated debt becoming immediately due and payable. We believe we were in compliance with all of our debt covenants as of September 30, 2016.

Debt Maturities

The following table summarizes the stated debt maturities and scheduled amortization payments of our issued and outstanding debt, excluding unamortized debt discounts, premiums and deferred financing costs, as of September 30, 2016:

Year	(in thousands)
Remaining 2016	$2,480
2017	71,692
2018	451,669
2019	265,309
2020	251,913
Thereafter	1,187,589
Total (1) (2)	$2,230,652
________________________

(1)
Includes gross principal balance of outstanding debt before the effect of the following at September 30, 2016: $11.4 million of unamortized deferred financing costs, $6.8 million of unamortized discounts for the unsecured senior notes and $4.9 million of unamortized premiums for the secured debt.

(2)
Excludes the Series A and B Notes issuable pursuant to the Note Purchase Agreement entered into in September 2016 as no Series A or B Notes were issued and outstanding under these notes as of September 30, 2016.

Capitalized Interest and Loan Fees

The following table sets forth gross interest expense, including debt discount/premium and deferred financing cost amortization, net of capitalized interest, for the three and nine months ended September 30, 2016 and 2015. The interest expense capitalized was recorded as a cost of development and increased the carrying value of undeveloped land and construction in progress.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Gross interest expense	$26,184	$27,386	$79,027	$82,322
Capitalized interest and deferred financing costs	(11,208)	(14,567)	(37,838)	(37,761)
Interest expense	$14,976	$12,819	$41,189	$44,561

7.    Noncontrolling Interests on the Company’s Consolidated Financial Statements

Common Units of the Operating Partnership

The Company owned an approximate 97.2%, 98.1% and 98.1% common general partnership interest in the Operating Partnership as of September 30, 2016, December 31, 2015 and September 30, 2015, respectively. The remaining approximate 2.8%, 1.9% and 1.9% common limited partnership interest as of September 30, 2016, December 31, 2015 and September 30, 2015, respectively, was owned by non-affiliated investors and certain of our executive officers and directors in the form of noncontrolling common units. There were 2,631,276, 1,764,775 and 1,788,170 common units outstanding held by these investors, executive officers and directors as of September 30, 2016, December 31, 2015 and September 30, 2015, respectively. The increase in the common units from December 31, 2015 to September 30, 2016 was attributable to 867,701 common units issued in connection with an acquisition (see Note 2) partially offset by a unit redemption.

The noncontrolling common units may be redeemed by unitholders for cash. Except under certain circumstances, we, at our option, may satisfy the cash redemption obligation with shares of the Company’s common stock on a one-for-one basis. If satisfied in cash, the value for each noncontrolling common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable redemption date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $181.7 million and $112.0 million as of September 30, 2016 and December 31, 2015, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each noncontrolling common unit in the event of our termination or liquidation. In the event of our termination or liquidation, it is expected in most cases that each common unit would be entitled to a liquidating distribution equal to the liquidating distribution payable in respect of each share of the Company’s common stock.

Consolidated Property Partnerships

On August 30, 2016, the Operating Partnership entered into agreements with a third party whereby the third party will invest, through REIT subsidiaries, in two existing companies that owned the Company’s 100 First Street and 303 Second Street office properties located in San Francisco, California. Based on a gross valuation of the two properties of approximately $1.2 billion, the third party will contribute a total of $452.9 million for a 44% common equity interest in the companies.
The transaction was structured with a staggered closing. On August 30, 2016, the first tranche of the transaction (the “100 First Street Transaction”) closed and the third party contributed $191.4 million plus a working capital contribution of $2.1 million for a 44% common ownership interest in 100 First LLC. The second tranche of the transaction (the “303 Second Street Transaction”) is expected to close on November 30, 2016, at which time the third party will contribute $261.5 million, which is net of its proportionate share of the existing mortgage debt secured by the 303 Second Street property, for a 44% common ownership interest in 303 Second Street Member, LLC.
The 100 First Street Transaction did not meet the criteria to qualify as a sale of real estate because the Company continues to effectively control the property and therefore will continue to account for the property on a consolidated basis in its financial statements. The Company has accounted for the 100 First Street Transaction as an equity transaction and has recognized the noncontrolling interest in its consolidated balance sheets totaling approximately $78.7 million, which is equal to 44% of the aggregate carrying value of the total equity of 100 First LLC immediately prior to the transaction plus the third party’s $2.1 million working capital contribution. The amount of the third party’s total contribution not recognized as noncontrolling interest was approximately $113.0 million, which is net of transaction costs. This amount has not been reflected as a gain on sale of operating properties in the Company’s consolidated statements of operations and has instead been reflected as an increase in additional paid-in capital and partners’ capital in the Company’s and the Operating Partnership’s consolidated balance sheets, respectively. Transfers of less than 50% of an entity ownership interest are normally not subject to certain tax assessments in California and therefore the Company believes that the 100 First Street Transaction does not meet the statutory requirements for such tax assessments. If the taxing authority attempted to assess such tax assessments on the 100 First Street Transaction, the Company estimates it could incur

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

additional taxes of up to $10.9 million plus potential penalties and interest. The Company anticipates that the 303 Second Street Transaction will be accounted for in the same manner as the 100 First Street Transaction upon closing in November 2016.
In connection with the transaction, the Company will provide customary property management, leasing and construction management services for both properties. 100 First Street is a 467,095 square foot office tower, and 303 Second Street is a 740,047 square foot office property, both located in the South of Market submarket in San Francisco, California.

The noncontrolling interest in 100 First LLC as of September 30, 2016 was $79.0 million which is recognized in noncontrolling interests in consolidated property partnerships on the Company's consolidated balance sheets. The remaining amount of noncontrolling interests in consolidated property partnerships represents the third party equity interest in Redwood LLC. This noncontrolling interest was $6.5 million as of September 30, 2016 and December 31, 2015.
8.    Noncontrolling Interests on the Operating Partnership’s Consolidated Financial Statements

Consolidated Property Partnerships

On August 30, 2016, the Operating Partnership entered into agreements with a third party whereby the third party will invest, through REIT subsidiaries, in two existing companies that owned the Company’s 100 First Street and 303 Second Street office properties located in San Francisco, California. Based on a gross valuation of the two properties of approximately $1.2 billion, the third party will contribute a total of $452.9 million for a 44% common equity interest in the companies.
The transaction was structured with a staggered closing. On August 30, 2016, the 100 First Street Transaction closed and the third party contributed $191.4 million plus a working capital contribution of $2.1 million for a 44% common ownership interest in 100 First LLC. The 303 Second Street Transaction is expected to close on November 30, 2016, at which time the third party will contribute $261.5 million, which is net of its proportionate share of the existing mortgage debt secured by the 303 Second Street property, for a 44% common ownership interest in 303 Second Street Member, LLC. Refer to Note 7 for additional information regarding the transaction.
The noncontrolling interest in 100 First LLC as of September 30, 2016 was $79.0 million which is recognized in noncontrolling interests in consolidated property partnerships on the Operating Partnership's consolidated balance sheets. The remaining amount of noncontrolling interests in consolidated property partnerships represents the third party equity interest in Redwood LLC. This noncontrolling interest was $6.5 million as of September 30, 2016 and December 31, 2015.
9.    Stockholders’ Equity of the Company

At-The-Market Stock Offering Program

Under our current at-the-market stock offering program, which commenced in December 2014, we may offer and sell shares of our common stock having an aggregate gross sales price of up to $300.0 million from time to time in “at-the-market” offerings. No shares of common stock were sold under this program during the nine months ended September 30, 2016. Since commencement of the program through September 30, 2016, we have sold 2,007,767 shares of common stock having an aggregate gross sales price of $150.1 million. As of September 30, 2016, shares of common stock having an aggregate gross sales price of up to $149.9 million remain available to be sold under this program. Actual future sales will depend upon a variety of factors, including but not limited to market conditions, the trading price of the Company’s common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

Common Stock Repurchases

On February 23, 2016, the Company’s Board of Directors approved a 4,000,000 share increase to the Company’s existing share repurchase program bringing the total current repurchase authorization to 4,988,025 shares. During the three months ended March 31, 2016, the Company repurchased 52,199 shares of common stock at a weighted average price of $55.45 per common share for $2.9 million. No shares of common stock were repurchased under this program during the six months ended September 30, 2016. As of September 30, 2016, 4,935,826 shares remain eligible for repurchase under the Company’s share repurchase program.

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

Common Units Outstanding

The following table sets forth the number of common units held by the Company and the number of common units held by non-affiliated investors and certain of our executive officers and directors in the form of noncontrolling common units as well as the ownership interest held on each respective date:

	September 30, 2016	December 31, 2015	September 30, 2015
Company owned common units in the Operating Partnership	92,272,492	92,258,690	92,220,367
Company owned general partnership interest	97.2%	98.1%	98.1%
Noncontrolling common units of the Operating Partnership	2,631,276	1,764,775	1,788,170
Ownership interest of noncontrolling interest	2.8%	1.9%	1.9%

For further discussion of the noncontrolling common units as of September 30, 2016 and December 31, 2015, refer to Note 7.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.    Share-Based Compensation

Stockholder Approved Equity Compensation Plans

As of September 30, 2016, we maintained one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan, as amended (the “2006 Plan”). As of September 30, 2016, 1,354,143 shares were available for grant under the 2006 Plan. The calculation of shares available for grant is presented after taking into account a reserve for a sufficient number of shares to cover the vesting and payment of 2006 Plan awards that were outstanding on that date, including performance-based vesting awards at (i) levels actually achieved for the performance conditions (as defined below) and (ii) at target levels for the market conditions (as defined below) applicable to these awards.

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

During 2016, the Executive Compensation Committee of the Company’s Board of Directors also awarded 55,713 RSUs to various officers of the Company under the 2006 Plan (the “2016 Special RSUs”).

2016 Performance-Based RSU Grant

The 2016 Performance-Based RSUs are scheduled to vest at the end of a three-year period based upon the achievement of pre-set FFO per share goals (the “performance condition”) for the year ending December 31, 2016 and also based upon the average annual relative total stockholder return ranking for the Company compared to an established comparison group of companies (the “market condition”) for the three-year period ending December 31, 2018. The 2016 Performance-Based RSUs are also subject to a three-year service vesting provision and are scheduled to cliff vest at the end of the three-year period. The number of 2016 Performance-Based RSUs ultimately earned could fluctuate from the target number of 2016 Performance-Based RSUs granted based upon the levels of achievement for both the performance condition and the market condition. The estimate of the number of 2016 Performance-Based RSUs earned are evaluated quarterly during the 2016 performance period based on our estimate as to the 2016 FFO per share performance measured against the applicable goals. As of September 30, 2016, 206,907 2016 Performance-Based RSUs are estimated to be earned based on the Company’s estimate of 2016 FFO per share performance measured against the applicable goals, and the compensation cost recorded to date for this program was based on that estimate. Compensation expense for the 2016 Performance-Based RSU grant will be recorded on a straight-line basis over the three-year period.

Each 2016 Performance-Based RSU represents the right, subject to the applicable vesting conditions, to receive one share of our common stock in the future. The total fair value of the 2016 Performance-Based RSU grant was $9.6 million at January 28, 2016 and was calculated using a Monte Carlo simulation pricing model based on the assumptions in the table below. The determination of the fair value of the 2016 Performance-Based RSU grant takes into consideration the likelihood of achievement of both the performance condition and the market condition discussed above. For the nine months ended September 30, 2016, we recorded compensation expense based upon the $57.08 fair value at January 28, 2016. The following table summarizes the assumptions utilized in the Monte Carlo simulation pricing model:

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

2016 Special RSU Grants

The 2016 Special RSUs are scheduled to vest in equal installments based on service vesting provisions and the achievement of certain metrics. Compensation expense for the 2016 Special RSUs will be recognized on a straight-line basis over the vesting periods. Each 2016 Special RSU represents the right, subject to the applicable vesting conditions, to receive one share of our common stock in the future. The total fair value of the 2016 Special RSUs at grant was $3.5 million, which was based on the closing share price of the Company’s common stock on the NYSE at date of grant for the time-based portion, and the estimated fair value at date of grant for the performance-based portion.

Share-Based Compensation Cost Recorded During the Period

The total compensation cost for all share-based compensation programs was $6.8 million and $4.3 million for the three months ended September 30, 2016 and 2015, respectively, and $19.3 million and $13.6 million for the nine months ended September 30, 2016 and 2015, respectively. Of the total share-based compensation costs, $1.5 million and $0.7 million was capitalized as part of real estate assets for the three months ended September 30, 2016 and 2015, respectively, and $4.0 million and $2.3 million for the nine months ended September 30, 2016 and 2015. As of September 30, 2016, there was approximately $34.9 million of total unrecognized compensation cost related to nonvested incentive awards granted under share-based compensation arrangements that is expected to be recognized over a weighted-average period of 1.9 years. The remaining compensation cost related to these nonvested incentive awards had been recognized in periods prior to September 30, 2016.

12.    Commitments and Contingencies

General

As of September 30, 2016, we had commitments of approximately $379.4 million, excluding our ground lease commitments, for contracts and executed leases directly related to our operating properties and development projects.

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

As of September 30, 2016, we had accrued environmental remediation liabilities of approximately $25.1 million recorded on our consolidated balance sheets in connection with certain development projects and recent development acquisitions. It is possible that we could incur additional environmental remediation costs in connection with these recent development acquisitions.  However, given we are in the early stages of development on certain of these projects, potential additional environmental costs are not reasonably estimable at this time.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.    Fair Value Measurements and Disclosures

Assets and Liabilities Reported at Fair Value

The only assets we record at fair value on our consolidated financial statements are the marketable securities related to our Deferred Compensation Plan. The following table sets forth the fair value of our marketable securities as of September 30, 2016 and December 31, 2015:

	Fair Value (Level 1) (1)
	September 30, 2016	December 31, 2015
Description	(in thousands)
Marketable securities (2)	$14,121	$12,882
________________________

(1)	Based on quoted prices in active markets for identical securities.

(2)	The marketable securities are held in a limited rabbi trust.

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

The following table sets forth the net gain (loss) on marketable securities recorded during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Description	(in thousands)		(in thousands)
Net gain (loss) on marketable securities	$481	$(681)	$867	$(171)

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our other financial instruments as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
	(in thousands)
Liabilities
Secured debt, net	$370,666	$383,781	$380,835	$391,611
Unsecured debt, net	1,846,672	1,982,720	1,844,634	1,898,863
________________________

(1)	Fair value calculated using Level II inputs, which are based on model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

14.    Other Significant Transactions

During the quarter ended September 30, 2016, we settled an outstanding property damage matter and received cash proceeds totaling $5.0 million, which is included in other property income on our consolidated statements of operations.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.    Net Income Available to Common Stockholders Per Share of the Company

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted per-share computations for net income available to common stockholders for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except share and per share amounts)
Numerator:
Net income attributable to Kilroy Realty Corporation	$53,895	$104,759	$261,050	$205,446
Preferred dividends	(3,313)	(3,313)	(9,938)	(9,938)
Allocation to participating securities (1)	(426)	(367)	(1,244)	(1,200)
Numerator for basic and diluted net income available to common stockholders	$50,156	$101,079	$249,868	$194,308
Denominator:
Basic weighted average vested shares outstanding	92,227,016	92,150,341	92,220,522	89,077,012
Effect of dilutive securities	693,390	488,724	611,016	516,249
Diluted weighted average vested shares and common share equivalents outstanding	92,920,406	92,639,065	92,831,538	89,593,261
Basic earnings per share:
Net income available to common stockholders per share	$0.54	$1.10	$2.71	$2.18
Diluted earnings per share:
Net income available to common stockholders per share	$0.54	$1.09	$2.69	$2.17
________________________

(1)	Participating securities include nonvested shares, certain time-based RSUs and vested market measure-based RSUs.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common shares, including stock options, RSUs and other securities are considered in our diluted earnings per share calculation for the three and nine months ended September 30, 2016 and 2015. Certain market measure-based RSUs are not included in dilutive securities for the three and nine months ended September 30, 2016 and 2015, as not all performance metrics had been met by the end of the applicable reporting periods.

See Note 11 “Share-Based Compensation” for additional information regarding share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16.    Net Income Available to Common Unitholders Per Unit of the Operating Partnership

The following table reconciles the numerator and denominator in computing the Operating Partnership’s basic and diluted per-unit computations for net income available to common unitholders for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except unit and per unit amounts)
Numerator:
Net income attributable to Kilroy Realty, L.P.	$55,254	$106,640	$266,677	$209,085
Preferred distributions	(3,313)	(3,313)	(9,938)	(9,938)
Allocation to participating securities (1)	(426)	(367)	(1,244)	(1,200)
Numerator for basic and diluted net income available to common unitholders	$51,515	$102,960	$255,495	$197,947
Denominator:
Basic weighted average vested units outstanding	94,858,292	93,938,783	94,630,183	90,869,696
Effect of dilutive securities	693,390	488,724	611,016	516,249
Diluted weighted average vested units and common unit equivalents outstanding	95,551,682	94,427,507	95,241,199	91,385,945
Basic earnings per unit:
Net income available to common unitholders per unit	$0.54	$1.10	$2.70	$2.18
Diluted earnings per unit:
Net income available to common unitholders per unit	$0.54	$1.09	$2.68	$2.17
________________________

(1)	Participating securities include nonvested shares, certain time-based RSUs and vested market measure-based RSUs.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common units, including stock options, RSUs and other securities are considered in our diluted earnings per share calculation for the three and nine months ended September 30, 2016 and 2015. Certain market measure-based RSUs are not included in dilutive securities for the three and nine months ended September 30, 2016 and 2015, as not all performance metrics had been met by the end of the applicable reporting periods.

See Note 11 “Share-Based Compensation” for additional information regarding share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17.    Supplemental Cash Flow Information of the Company

Supplemental cash flow information is included as follows (in thousands):

	Nine Months Ended September 30,
	2016	2015
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $36,468 and $37,010 as of September 30, 2016 and 2015, respectively	$42,858	$45,678
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development properties	$77,161	$89,009
Tenant improvements funded directly by tenants	$16,803	$12,944
Assumption of accrued liabilities in connection with acquisitions (Note 2)	$4,911	$5,070
Release of holdback funds to third party	$—	$9,279
NON-CASH FINANCING TRANSACTIONS:
Issuance of common units of the Operating Partnership in connection with an acquisition (Note 2)	$48,033	$—
Accrual of dividends and distributions payable to common stockholders and common unitholders	$36,109	$33,353
Accrual of dividends and distributions payable to preferred stockholders and preferred unitholders	$1,656	$1,656
Secured debt assumed by buyers in connection with land dispositions (Note 3)	$2,322	$—
Exchange of common units of the Operating Partnership into shares of the Company’s common stock	$39	$467

18.    Supplemental Cash Flow Information of the Operating Partnership:

Supplemental cash flow information is included as follows (in thousands):

	Nine Months Ended September 30,
	2016	2015
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $36,468 and $37,010 as of September 30, 2016 and 2015, respectively	$42,858	$45,678
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development properties	$77,161	$89,009
Tenant improvements funded directly by tenants	$16,803	$12,944
Assumption of accrued liabilities in connection with acquisitions (Note 2)	$4,911	$5,070
Release of holdback funds to third party	$—	$9,279
NON-CASH FINANCING TRANSACTIONS:
Issuance of common units of the Operating Partnership in connection with an acquisition (Note 2)	$48,033	$—
Accrual of dividends and distributions payable to common stockholders and common unitholders	$36,109	$33,353
Accrual of dividends and distributions payable to preferred stockholders and preferred unitholders	$1,656	$1,656
Secured debt assumed by buyers in connection with land dispositions (Note 3)	$2,322	$—

19.    Subsequent Events

On October 12, 2016, aggregate dividends, distributions and dividend equivalents of $36.1 million were paid to common stockholders and common unitholders of record on September 30, 2016 and RSU holders of record on the payment date.

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

Forward-Looking Statements

Statements contained in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Forward-looking statements include, among other things, statements or information concerning projected future occupancy and rental rates, lease expirations, debt maturity, potential investments, strategies such as capital recycling, development and redevelopment activity, projected construction costs, dispositions, future incentive compensation, pending, potential or proposed acquisitions and other forward-looking financial data, as well as the discussion below under the captions “—Factors That May Influence Future Results of Operations,” “—Liquidity and Capital Resource of the Company,” and “—Liquidity and Capital Resources of the Operating Partnership.” Forward-looking statements can be identified by the use of words such as “believes,” “expects,” “projects,” “may,” “will,” “should,” “targets,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” and the negative of these words and phrases and similar expressions that do not relate to historical matters. Forward-looking statements are based on our current expectations, beliefs and assumptions, and are not guarantees of future performance. Forward-looking statements are inherently subject to uncertainties, risks, changes in circumstances, trends and factors that are difficult to predict, many of which are outside of our control. Accordingly, actual performance, results and events may vary materially from those indicated in the forward-looking statements, and you should not rely on the forward-looking statements as predictions of future performance, results or events. Numerous factors could cause actual future performance, results and events to differ materially from those indicated in forward-looking statements, including, among others, risks associated with: global market and general economic conditions and their effect on our liquidity and financial conditions and those of our tenants; adverse economic or real estate conditions generally, and specifically, in the States of California and Washington; investment in our real estate assets, which are illiquid; trends in the real estate industry; defaults on or non-renewal of leases by tenants; any significant downturn in tenants' businesses; our ability to release property at or above current market rates; costs to comply with government regulations, including environmental remediations; the availability of cash for distribution and debt service and exposure to risk of default under debt obligations; increases in interest rates and our ability to manage interest rate exposure; failure of interest rate hedging contracts to perform as expected and the effectiveness of such arrangements; the availability of financing on attractive terms or at all, which may adversely impact our future interest expense and our ability to pursue development, redevelopment and acquisition opportunities and refinance existing debt; a decline in real estate asset valuations, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing; significant competition, which may decrease the occupancy and rental rates of properties; potential losses that may not be covered by insurance; the ability to successfully complete acquisitions and dispositions on announced terms; the ability to successfully operate acquired, developed and redeveloped properties; the ability to successfully complete development and redevelopment projects on schedule and within budgeted amounts; delays or refusals in obtaining all necessary zoning, land use and other required entitlements, governmental permits and authorizations for our development and redevelopment properties; increases in anticipated capital expenditures, tenant improvement and/or leasing costs; defaults on leases for land on which some of our properties are located; adverse changes to, or implementations of, applicable laws, regulations or legislation; risks associated with joint venture investments, including our lack of sole decision-making authority, our reliance on co-venturers' financial condition and disputes between us and our co-venturers; environmental uncertainties and risks related to natural disasters; and our ability to maintain our status as a REIT. These factors are not exhaustive. For a discussion of additional factors that could materially adversely affect the Company's and the Operating Partnership's business and financial performance, see the discussion below as well as “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s and the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2015 and their respective other filings with the SEC. All forward-looking statements are based on information that was available and speak only as of the date on which they are made. We assume no obligation to update any forward-looking statement that becomes untrue because of subsequent events, new information or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under Federal securities laws.

Overview and Background

We are a self-administered REIT active in premier office submarkets along the West Coast. We own, develop, acquire and manage real estate assets, consisting primarily of Class A properties in the coastal regions of Los Angeles, Orange County, San Diego County, the San Francisco Bay Area and Greater Seattle, which we believe have strategic advantages and strong barriers

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

to entry. We own our interests in all of our properties through the Operating Partnership and the Finance Partnership and generally conduct substantially all of our operations through the Operating Partnership. We owned an approximate 97.2%, 98.1% and 98.1% general partnership interest in the Operating Partnership as of September 30, 2016, December 31, 2015 and September 30, 2015, respectively. All of our properties are held in fee except for the eleven office buildings that are held subject to long-term ground leases for the land.

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

Completed Development Projects

During the nine months ended September 30, 2016, we completed construction of the following residential development project and two office development projects.

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

•
Columbia Square - Residential, Hollywood, California, the 21-story residential component of the Columbia Square project, which is comprised of 200 units, is a mix of high-end long-term rentals and extended stay apartment homes and has a total estimated investment of approximately $160 million. As of September 30, 2016, the project was 22% leased. Construction on the project was completed in the second quarter of 2016.

Projects in “Lease-Up”

As of September 30, 2016, we had two development projects in the “lease-up” phase.

•
Columbia Square Office Phase 2, Hollywood, California, located in the heart of Hollywood, California, two blocks from the corner of Sunset Boulevard and Vine Street. This project is comprised of three buildings totaling approximately 377,000 rentable square feet with a total estimated investment of $230 million. The building core and shell of the project were completed in the first quarter of 2016. The project is currently 84% committed and 9% occupied and is expected to be stabilized in the first quarter of 2017.

•
The Heights at Del Mar, Del Mar, California, a 73,000 square foot office project that has a total estimated investment of approximately $45 million. The building core and shell of the project were completed in the fourth quarter of 2015. The project is currently 65% committed and is expected to be added to the stabilized portfolio in the fourth quarter of 2016.

Projects Under Construction

As of September 30, 2016, we had one project that was under construction.

•
The Exchange on 16th, Mission Bay, San Francisco, California, was acquired in May 2014 and we commenced construction in June 2015. This project encompasses approximately 700,000 gross rentable square feet in four buildings and represents a total estimated investment of $485.0 million. Construction is currently in progress and the building and core shell are currently estimated to be completed in the second half of 2017. The timing, estimated gross rentable square feet and total estimated investment are for a multi-tenant office project.

Near-Term and Future Development Pipeline

As of September 30, 2016, our near-term development pipeline included four additional undeveloped land holdings located in various submarkets in San Diego County, the San Francisco Bay Area, Greater Seattle and Los Angeles with an aggregate cost basis of approximately $436.8 million at September 30, 2016, on which we believe we could develop approximately 2.7 million developable square feet at a total estimated investment of approximately $1.7 billion, depending on successfully obtaining entitlements and market conditions.

The following table sets forth information about our near-term development pipeline as of the date of this filing.

Near-Term Development Pipeline (1)	Location	Potential Start Date (2)	Approx. Developable Square Feet	Total Estimated Investment	Total Costs as of 9/30/2016 (3) ($ in millions)

100 Hooper	San Francisco	2016	400,000	$270	$97.6
One Paseo (4)	Del Mar	2016	1,100,000	650	197.3
333 Dexter (5)	South Lake Union	2017	700,000	385	71.4
Academy Project	Hollywood	2017	545,000	390	70.5
Total Near-Term Development Pipeline			2,745,000	$1,695	$436.8
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

(3)	Represents cash paid and costs incurred as of September 30, 2016.

(4)
In July 2016, the Company received final entitlement approval for this project. Development for this project will occur in phases with the first phase estimated to commence in the fourth quarter of 2016 with an estimated Phase I investment amount of approximately $150 million to $200 million.

(5)	Consists of four adjacent parcels in the South Lake Union submarket of Seattle.

As of September 30, 2016, our longer term future development pipeline included additional undeveloped land holdings located in various submarkets in San Diego County and the San Francisco Bay Area with an aggregate cost basis of approximately $298.5 million at September 30, 2016, at which we believe we could develop more than 3.0 million developable square feet, depending on successfully obtaining entitlements and market conditions.

Increases in our development activities could cause an increase in the average development asset balances qualifying for interest and other carry cost and internal cost capitalization in future periods. During the three and nine months ended September 30, 2016, we capitalized interest on in-process development projects and development pipeline projects with an average aggregate cost basis of approximately $1.0 billion and $1.1 billion, respectively, as it was determined these projects qualified for interest and other carry cost capitalization under GAAP. For the three and nine months ended September 30, 2016, we capitalized $11.2 million and $37.8 million, respectively, of interest to our qualifying development projects. For the three and nine months ended September 30, 2015, we capitalized $14.6 million and $37.8 million, respectively, of interest to our qualifying development projects. For the three and nine months ended September 30, 2016, we capitalized $5.1 million and $13.8 million, respectively, of internal costs to our qualifying development projects. For the three and nine months ended September 30, 2015, we capitalized $3.2 million and $10.4 million, respectively, of internal costs to our qualifying development projects.

Capital Recycling Program. We continuously evaluate opportunities for the potential disposition of properties and undeveloped land in our portfolio or the formation of strategic ventures with the intent of recycling the proceeds generated into capital used to fund new operating and development acquisitions, to finance development and redevelopment expenditures, to repay long-term debt and for other general corporate purposes. As part of this strategy, we attempt to enter into Section 1031 Exchanges and other tax deferred transaction structures, when possible, to defer some or all of the taxable gains on the sales, if any, for federal and state income tax purposes. See the “Liquidity and Capital Resources of the Operating Partnership – Liquidity Sources” section for further information regarding our capital recycling strategy.

In connection with our capital recycling strategy, during the nine months ended September 30, 2016, we completed the sale of six office properties and five undeveloped land parcels located in San Diego, California, to unaffiliated third parties for total gross sales proceeds of $330.7 million. During 2015, we completed the sale of ten office properties and one undeveloped land parcel to unaffiliated third parties for total gross sales proceeds of $335.2 million.

In addition, in August 2016, the Company entered into agreements with a third party whereby the third party will invest in two existing previously wholly-owned companies that owned two office properties located in San Francisco, California. Based on a gross valuation of the two properties of approximately $1.2 billion, the third party will contribute a total of $452.9 million for a 44% common equity interest in the two companies. On August 30, 2016, the first tranche of the transaction closed and the third party contributed $191.4 million plus a working capital contribution of $2.1 million for a 44% common ownership in the first entity. The second tranche of the transaction is expected to close on November 30, 2016, at which time the third party will contribute $261.5 million, which is net of its proportionate share of the existing mortgage debt secured by the property, for a 44% common ownership in the second entity.

The timing of any potential future disposition or strategic venture transactions will depend on market conditions and other factors, including but not limited to our capital needs and our ability to defer some or all of the taxable gains on the sales. We cannot assure that we will dispose of any additional properties, enter into any additional strategic ventures, or that we will be able to identify and complete the acquisition of a suitable replacement property to effect a Section 1031 Exchange or be able to use other tax deferred structures in connection with our strategy. See the “Liquidity and Capital Resources of the Operating Partnership – Liquidity Sources” section for further information.

Acquisitions. During the nine months ended September 30, 2016, we acquired a 114,175 square foot office building in Mountain View, California for a purchase price of $55.4 million and a 1.75 acre land parcel in San Francisco, California for a purchase price of $31.0 million in cash, the issuance of 867,701 common units in the Operating Partnership valued at approximately $48.0 million and $2.4 million in seller transaction costs. During 2015, we acquired two development opportunities for an aggregate cash purchase price of approximately $127.5 million. We generally finance our acquisitions through proceeds from the issuance of debt and equity securities, borrowings under our unsecured revolving credit facility, proceeds from our capital recycling program, the assumption of existing debt and cash flows from operations.

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

As of September 30, 2016, there was approximately $34.9 million of total unrecognized compensation cost related to outstanding nonvested shares of restricted common stock, RSUs and stock options issued under share-based compensation arrangements. Those costs are expected to be recognized over a weighted-average period of 1.9 years. The $34.9 million of unrecognized compensation cost does not reflect the future compensation cost for any potential share-based awards that may be issued. Share-based compensation expense for potential future awards could be affected by our operating and development performance, financial results, stock price, performance against applicable performance-based vesting goals, market conditions and other factors.

Information on Leases Commenced and Executed

Leasing Activity and Changes in Rental Rates. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following tables set forth certain information regarding leasing activity for our stabilized portfolio during the three and nine months ended September 30, 2016.

For Leases Commenced (1)

	1st & 2nd Generation (2)				2nd Generation (2)
	Number of Leases (3)		Rentable Square Feet (3)		TI/LC per Sq. Ft. (4)	Changes in Rents (5)(6)	Changes in Cash Rents (7)	Retention Rates (8)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Three Months Ended September 30, 2016	23	14	173,549	149,625	$31.21	12.1%	0.9%	61.5%	63
Nine Months Ended September 30, 2016	68	48	449,527	384,077	$35.98	23.7%	10.3%	50.7%	69

For Leases Executed (1)(9)

	1st & 2nd Generation (2)				2nd Generation (2)
	Number of Leases (3)		Rentable Square Feet (3)		TI/LC per Sq. Ft. (4)	Changes in Rents (5)(6)	Changes in Cash Rents (7)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Three Months Ended September 30, 2016	18	14	164,401	149,625	$34.55	24.1%	11.8%	56
Nine Months Ended September 30, 2016	65	48	435,375	384,077	$38.97	28.2%	14.2%	67
________________________

(1)	Includes 100% of consolidated property partnerships.

(2)
First generation leasing includes space where we have made capital expenditures that result in additional revenue generated when the space is re-leased. Second generation leasing includes space where we have made capital expenditures to maintain the current market revenue stream.

(3)	Represents leasing activity for leases that commenced or signed during the period, including first and second generation space, net of month-to-month leases. Excludes leasing on new construction.

(4)	Tenant improvements and leasing commissions per square foot exclude tenant-funded tenant improvements.

(5)
Calculated as the change between GAAP rents for new/renewed leases and the expiring GAAP rents for the same space. Excludes leases for which the space was vacant longer than one year or vacant when the property was acquired.

(6)
Excludes commenced and executed leases of approximately 12,022 and 51,333 square feet, respectively, for the three months ended September 30, 2016, and 108,499 and 123,105 rentable square feet, respectively, for the nine months ended September 30, 2016, for which the space was vacant longer than one year or being leased for the first time. Space vacant for more than one year is excluded from our change in rents calculations to provide a meaningful market comparison.

(7)
Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. Excludes leases for which the space was vacant longer than one year or vacant when the property was acquired.

(8)	Calculated as the percentage of space either renewed or expanded into by existing tenants or subtenants at lease expiration.

(9)
For the three months ended September 30, 2016, 11 leases totaling 130,712 rentable square feet were signed but not commenced as of September 30, 2016. For the nine months ended September 30, 2016, 21 new leases totaling 208,101 rentable square feet were signed but not commenced as of September 30, 2016.

As of September 30, 2016, we believe that the weighted average cash rental rates for our stabilized portfolio are approximately 17% below the current average market rental rates, although individual properties within any particular submarket presently may be leased either above, below, or at the current market rates within that submarket, and the average rental rates for individual submarkets may be above, below or at the average cash rental rate of our portfolio. We believe that cash rental rates for our San Diego stabilized properties are approximately 9% above current market rental rates in that region.

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

Lease Expirations (1)

Year of Lease Expiration	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (2) (3)	% of Total Annualized Base Rent (2)	Annualized Base Rent per Sq. Ft. (2)
				(in thousands)
Remainder of 2016	25	164,368	1.3%	$6,263	1.2%	$38.10
2017	106	1,106,849	8.6%	41,771	7.9%	37.74
2018	78	1,356,935	10.5%	54,647	10.3%	40.27
2019	105	1,719,780	13.3%	62,371	11.7%	36.27
2020	94	1,924,588	14.9%	72,034	13.6%	37.43
2021	81	1,103,312	8.5%	46,729	8.8%	42.35
Total	489	7,375,832	57.1%	$283,815	53.5%	$38.48
________________________

(1)
The information presented for all lease expiration activity reflects leasing activity through September 30, 2016 for our stabilized portfolio. For leases that have been renewed early or space that has been re-leased to a new tenant, the expiration date and annualized base rent information presented takes into consideration the renewed or re-leased lease terms. Excludes space leased under month-to-month leases, intercompany leases, vacant space and lease renewal options not executed as of September 30, 2016.

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

(3)	Includes 100% of annualized base rent from consolidated property partnerships.

In addition to the 0.5 million rentable square feet, or 3.4%, of currently available space in our stabilized portfolio, leases representing approximately 1.3% and 8.6% of the occupied square footage of our stabilized portfolio are scheduled to expire during 2016 and 2017, respectively. The leases scheduled to expire during the remainder of 2016 and in 2017 represent approximately 1.3 million rentable square feet or 9.1% of our total annualized base rental revenue. We believe that the weighted average cash rental rates are approximately 23% below the current average market rental rates for leases scheduled to expire during the remainder of 2016 and in 2017, although individual properties within any particular submarket presently may be leased either above, below, or at the current quoted market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our overall portfolio. Our ability to re-lease available space depends upon both general market conditions and the market conditions in the specific regions in which individual properties are located.

Stabilized Portfolio Information

As of September 30, 2016, our stabilized office portfolio was comprised of 101 office properties encompassing an aggregate of approximately 13.6 million rentable square feet. Our stabilized office portfolio includes all of our properties with the exception of development and redevelopment properties currently under construction or committed for construction, “lease-up” properties, real estate assets held for sale and undeveloped land, and our recently completed residential property. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We define “lease-up” properties as office properties we recently developed or redeveloped that have not yet reached 95% occupancy and are within one year following cessation of major construction activities. Our stabilized office portfolio also excludes our near-term and future development pipeline, which as of September 30, 2016 was comprised of eight potential development sites, representing approximately 70 gross acres of undeveloped land on which we believe we have the potential to develop over 5.7 million square feet of office space, depending upon economic conditions.

As of September 30, 2016, the following properties, in addition to our recently completed residential property, were excluded from our stabilized office portfolio:

	Number of Properties/Projects	Estimated Rentable Square Feet (1)
Properties held for sale (2)	1	67,995
Development projects in “lease-up”	2	450,000
Development projects under construction	1	700,000
________________________

(1)	Estimated rentable square feet upon completion.

(2)	See Note 3 “Dispositions and Real Estate Assets Held for Sale” for additional information.

The following table reconciles the changes in the rentable square feet in our stabilized office portfolio of operating properties from September 30, 2015 to September 30, 2016:

	Number of Buildings	Rentable Square Feet
Total as of September 30, 2015	101	13,050,947
Acquisitions (1)	1	114,175
Completed development properties placed in-service	6	1,089,446
Dispositions and properties held for sale	(7)	(670,715)
Remeasurement	—	21,744
Total as of September 30, 2016 (1) (2)	101	13,605,597
________________________

(1)	Excludes development property acquisitions.

(2)	Includes three properties owned by consolidated property partnerships.

Occupancy Information

The following table sets forth certain information regarding our stabilized portfolio:

Stabilized Portfolio Occupancy

Region	Number of Buildings	Rentable Square Feet	Occupancy at (1)
			9/30/2016	6/30/2016	12/31/2015
Los Angeles and Ventura Counties	29	3,632,683	94.8%	94.2%	95.1%
Orange County	1	271,556	97.8%	97.8%	94.0%
San Diego	30	2,643,281	94.5%	89.0%	89.6%
San Francisco Bay Area	29	4,991,939	98.3%	98.7%	98.1%
Greater Seattle	12	2,066,138	98.2%	98.1%	95.1%
Total Stabilized Portfolio	101	13,605,597	96.6%	95.5%	94.8%

	Average Occupancy
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stabilized Portfolio(1)	96.1%	95.8%	95.3%	95.9%
Same Store Portfolio(2)	96.2%	95.6%	95.8%	95.9%
________________________

(1)	Occupancy percentages reported are based on our stabilized office portfolio as of the end of the period presented and excludes occupancy percentages of properties held for sale.

(2)
Occupancy percentages reported are based on office properties owned and stabilized as of January 1, 2015 and still owned and stabilized as of September 30, 2016 and excludes occupancy percentages of properties held for sale at September 30, 2016. See discussion under “Results of Operations” for additional information.

Our stabilized office portfolio was 96.6% occupied as of September 30, 2016 with 164,368 square feet scheduled to expire during the remainder of 2016.

Significant Tenants (1)

The following table sets forth information about our fifteen largest tenants based upon annualized rental revenues as of September 30, 2016.

Tenant Name	Annualized Base Rental Revenue (2) ($ in thousands)	Rentable Square Feet	Percentage of Total Annualized Base Rental Revenue	Percentage of Total Rentable Square Feet

LinkedIn Corporation	$28,344	663,239	5.3%	4.9%
salesforce.com, inc. (3)	24,183	468,445	4.6%	3.4%
DIRECTV, LLC	22,467	667,852	4.2%	4.9%
Box, Inc.	22,441	371,792	4.2%	2.7%
Synopsys, Inc.	15,492	340,913	2.9%	2.5%
Bridgepoint Education, Inc.	15,066	322,342	2.8%	2.4%
Dropbox, Inc.	14,827	182,054	2.8%	1.3%
Delta Dental of California	10,313	188,143	1.9%	1.4%
AMN Healthcare, Inc.	9,001	176,075	1.7%	1.3%
Concur Technologies	8,852	243,429	1.7%	1.8%
Zenefits Insurance Service	7,314	96,305	1.4%	0.7%
Riot Games, Inc.	6,817	123,143	1.3%	0.9%
Adobe Systems, Inc.	6,596	204,757	1.2%	1.5%
Group Health Cooperative	6,372	183,422	1.2%	1.3%
Neurocrine Biosciences, Inc.	6,366	140,591	1.2%	1.0%
Total Top Fifteen Tenants	$204,451	4,372,502	38.4%	32.0%
________________________

(1)
The information presented is as of September 30, 2016 and excludes properties held for sale at September 30, 2016. See Note 3 “Dispositions and Real Estate Assets Held for Sale” for additional information.

(2)	Includes 100% of annualized base rental revenues of consolidated property partnerships.

(3)	The Company has entered into leases with various affiliates of the tenant.

Current Regional Information

West Coast real estate markets continued their solid outperformance in the third quarter of 2016, with growth in demand, net absorption and average rental rates outperforming the rest of the country.

San Francisco Bay Area. In the third quarter of 2016, market fundamentals continued to trend positively with rent growth, net absorption and vacancy rates. As of September 30, 2016, our San Francisco Bay Area stabilized portfolio of 5.0 million rentable square feet was 98.3% occupied with approximately 82,000 available rentable square feet, compared to 98.1% occupied with approximately 81,000 available rentable square feet as of December 31, 2015. As of September 30, 2016, we were 99.5% leased in the San Francisco Bay Area.

As of September 30, 2016, leases representing an aggregate of approximately 65,000 and 267,000 rentable square feet are scheduled to expire during the remainder of 2016 and in 2017, respectively, in this region. The aggregate rentable square feet under leases scheduled to expire during the remainder of 2016 and in 2017 represents approximately 2.6% of our occupied rentable square feet and 3.0% of our annualized base rental revenues in our total stabilized portfolio as of September 30, 2016.

Greater Seattle. Demand for prime, well-located space remained strong in Seattle, particularly from large technology companies expanding their footprints during the third quarter of 2016. As of September 30, 2016, our Greater Seattle stabilized portfolio of 2.1 million rentable square feet was 98.2% occupied with approximately 37,000 available rentable square feet, compared to 95.1% occupied with approximately 102,000 available rentable square feet as of December 31, 2015. As of September 30, 2016, we were 98.2% leased in Greater Seattle.

As of September 30, 2016, leases representing an aggregate of approximately 30,000 and 254,000 rentable square feet are scheduled to expire during the remainder of 2016 and in 2017, respectively, in this region. The aggregate rentable square feet under leases scheduled to expire during the remainder of 2016 and in 2017 represents approximately 2.2% of our occupied rentable square feet and 1.7% of our annualized base rental revenues in our total stabilized portfolio as of September 30, 2016.

San Diego County. San Diego continued its steady improvement during the third quarter of 2016, primarily driven by healthcare and life science tenants. Our San Diego County stabilized portfolio as of September 30, 2016 of 2.6 million, was 94.5% occupied with approximately 146,000 available rentable square feet as of September 30, 2016 compared to 89.6% occupied with approximately 296,000 available rentable square feet as of December 31, 2015. As of September 30, 2016, we were 96.1% leased in San Diego County.

As of September 30, 2016, leases representing an aggregate of approximately 5,000 and 70,000 rentable square feet are scheduled to expire during the remainder of 2016 and in 2017, respectively, in this region. The aggregate rentable square feet under leases scheduled to expire during the remainder of 2016 and in 2017 represents approximately 0.6% of our occupied rentable square feet and 0.4% of our annualized base rental revenues in our total stabilized portfolio as of September 30, 2016.

Los Angeles and Ventura Counties. During the third quarter of 2016, the Los Angeles market continued to benefit from dramatic growth in the technology and media industries. Our Los Angeles and Ventura Counties stabilized portfolio of 3.6 million rentable square feet was 94.8% occupied with approximately 188,000 available rentable square feet as of September 30, 2016 compared to 95.1% occupied with approximately 178,000 available rentable square feet as of December 31, 2015. Across our Los Angeles portfolio, as of September 30, 2016, we were 96.5% leased.

As of September 30, 2016, leases representing an aggregate of approximately 54,000 and 459,000 rentable square feet are scheduled to expire during the remainder of 2016 and in 2017, respectively, in this region. The aggregate rentable square feet under the leases scheduled to expire in this region during the remainder of 2016 and in 2017 represents approximately 4.0% of our occupied rentable square feet and 3.4% of our annualized base rental revenues in our total stabilized portfolio as of September 30, 2016.

Results of Operations

Net Operating Income

Management internally evaluates the operating performance and financial results of our stabilized portfolio based on Net Operating Income. We define “Net Operating Income” as consolidated operating revenues (rental income, tenant reimbursements and other property income) less consolidated operating expenses (property expenses, real estate taxes, provision for bad debts and ground leases).

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

Management further evaluates Net Operating Income by evaluating the performance from the following property groups:

•
Same Store Properties – which includes the consolidated results of all of the office properties that were owned and included in our stabilized portfolio for two comparable reporting periods, i.e., owned and included in our stabilized portfolio as of January 1, 2015 and still owned and included in the stabilized portfolio as of September 30, 2016;

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

•
2016 Held for Sale, Dispositions and Other – which includes the results of the six properties disposed of in 2016, the ten properties disposed of in 2015, one property held for sale at September 30, 2016, two office projects in “lease-up” at September 30, 2016, the recently completed residential property, and expenses for certain of our in-process, near-term and future development projects.

The following table sets forth certain information regarding the property groups within our stabilized office portfolio as of September 30, 2016:

Group	# of Buildings	Rentable Square Feet
Same Store Properties	94	12,385,933
Stabilized Development Properties	6	1,105,489
Acquisition Property	1	114,175
Total Stabilized Office Portfolio	101	13,605,597

Comparison of the Three Months Ended September 30, 2016 to the Three Months Ended September 30, 2015

The following table summarizes our Net Operating Income, as defined, for our total portfolio for the three months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2016	2015
	($ in thousands)
Reconciliation to Net Income Available to Common Stockholders:
Net Operating Income, as defined	$122,888	$101,920	$20,968	20.6%
Unallocated (expense) income:
General and administrative expenses	(13,533)	(10,799)	(2,734)	25.3
Acquisition-related expenses	(188)	(4)	(184)	4,600.0
Depreciation and amortization	(56,666)	(49,422)	(7,244)	14.7
Interest income and other net investment gains (losses)	538	(694)	1,232	(177.5)
Interest expense	(14,976)	(12,819)	(2,157)	16.8
Gains on sales of depreciable operating properties	18,312	78,522	(60,210)	(76.7)
Net income	$56,375	$106,704	$(50,329)	(47.2)%
Net income attributable to noncontrolling common units of the Operating Partnership	(1,453)	(1,945)	492	(25.3)
Net income attributable to noncontrolling interests in consolidated property partnerships	(1,027)	—	(1,027)	100.0
Net income attributable to Kilroy Realty Corporation	$53,895	$104,759	$(50,864)	(48.6)%
Preferred dividends	(3,313)	(3,313)	—	—
Net Income Available to Common Stockholders	$50,582	$101,446	$(50,864)	(50.1)%

The following tables summarize our Net Operating Income, as defined, for our total portfolio for the three months ended September 30, 2016 and 2015.

	Three Months Ended September 30,
	2016					2015
	Same Store	Stabilized Develop-ment	Acquisi-tion Property	2016 Held for Sale, Disposi-tions & Other	Total	Same Store	Stabilized Develop-ment	Acquisi-tion Property	2016 Held for Sale, Disposi-tions & Other	Total
	(in thousands)
Operating revenues:
Rental income	$126,590	$16,987	$1,340	$1,622	$146,539	$122,436	$1,016	$—	$6,058	$129,510
Tenant reimbursements	13,005	3,104	263	34	16,406	10,157	227	—	1,297	11,681
Other property income	383	5	—	5,015	5,403	358	3	—	1	362
Total	139,978	20,096	1,603	6,671	168,348	132,951	1,246	—	7,356	141,553
Property and related expenses:
Property expenses	25,504	1,813	106	2,627	30,050	25,884	143	—	657	26,684
Real estate taxes	11,900	1,601	163	837	14,501	10,978	198	—	911	12,087
Provision for bad debts	—	—	—	—	—	—	—	—	—	—
Ground leases	909	—	—	—	909	862	—	—	—	862
Total	38,313	3,414	269	3,464	45,460	37,724	341	—	1,568	39,633
Net Operating Income, as defined	$101,665	$16,682	$1,334	$3,207	$122,888	$95,227	$905	$—	$5,788	$101,920

	Three Months Ended September 30, 2016 as compared to the Three Months Ended September 30, 2015
	Same Store		Stabilized Development		Acquisition Property		2016 Held for Sale, Dispositions & Other		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income	$4,154	3.4%	$15,971	1,571.9%	$1,340	100.0%	$(4,436)	(73.2)%	$17,029	13.1%
Tenant reimbursements	2,848	28.0	2,877	1,267.4	263	100.0	(1,263)	(97.4)	4,725	40.5
Other property income	25	7.0	2	66.7	—	—	5,014	NM*	5,041	1,392.5
Total	7,027	5.3	18,850	1,512.8	1,603	100.0	(685)	(9.3)	26,795	18.9
Property and related expenses:
Property expenses	(380)	(1.5)	1,670	1,167.8	106	100.0	1,970	299.8	3,366	12.6
Real estate taxes	922	8.4	1,403	708.6	163	100.0	(74)	(8.1)	2,414	20.0
Provision for bad debts	—	—	—	—	—	—	—	—	—	—
Ground leases	47	5.5	—	—	—	—	—	—	47	5.5
Total	589	1.6	3,073	901.2	269	100.0	1,896	120.9	5,827	14.7
Net Operating Income, as defined	$6,438	6.8%	$15,777	1,743.3%	$1,334	100.0%	$(2,581)	(44.6)%	$20,968	20.6%
________________________
* Percentage not meaningful.

Net Operating Income increased $21.0 million, or 20.6%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 driven by the following activity:

•	An increase in Net Operating Income of $6.4 million attributable to the Same Store Properties primarily resulting from:

•	An increase in rental income of $4.2 million primarily due to new leases and renewals at higher rates primarily in the San Francisco Bay Area and Los Angeles regions;

•
An increase in tenant reimbursements of $2.8 million primarily due to an increase in occupancy and expenses at certain properties in the San Francisco Bay Area, Greater Seattle and Los Angeles regions as well as lower revenues in 2015 due to base year resets and adjustments, abatements, and property tax refunds;

•
A partially offsetting increase in property and related expenses of $0.6 million primarily due to property tax refunds received for two properties in 2015 offset by lower electricity and repairs and maintenance expenses in 2016;

•	An increase in Net Operating Income of $15.8 million attributable to the Stabilized Development Properties;

•	An increase in Net Operating Income of $1.3 million attributable to the Acquisition Property; and

•	A decrease in Net Operating Income of $2.6 million attributable to the 2016 Held for Sale, Disposition and Other Properties mainly due to the following:

•	$6.0 million decrease from the sale of six buildings during the nine months ended September 30, 2016 and the one held for sale property as of September 30, 2016; and

•	$2.0 million decrease attributable to the residential property that was completed during June 2016 and is in the very early stages of operations; partially offset by

•	$5.0 million of cash proceeds received relating to a property damage settlement.

Other Expenses and Income

General and Administrative Expenses

General and administrative expenses increased by approximately $2.7 million, or 25.3%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to share-based compensation expense related to the 2016 RSU grants and an increase in compensation expense related to the mark-to-market adjustment for the Deferred Compensation Plan. The compensation expense was offset by gains on the underlying marketable securities included in interest income and other net investment gains (losses) in the consolidated statements of operations.

Depreciation and Amortization

Depreciation and amortization increased by approximately $7.2 million, or 14.7%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to the following:

•	An increase of $4.6 million attributable to the Stabilized Development Properties; and

•	An increase of $2.8 million attributable to the Same Store Properties.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts/premiums and deferred financing cost amortization, net of capitalized interest, including capitalized debt discounts/premiums and deferred financing cost amortization for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016	2015	Dollar Change	Percentage Change
	(in thousands)
Gross interest expense	$26,184	$27,386	$(1,202)	(4.4)%
Capitalized interest and deferred financing costs	(11,208)	(14,567)	3,359	(23.1)%
Interest expense	$14,976	$12,819	$2,157	16.8%

Gross interest expense, before the effect of capitalized interest and deferred financing costs, decreased $1.2 million, or 4.4%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to a decrease in the average outstanding debt balance. Capitalized interest and deferred financing costs decreased $3.4 million or 23.1% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to lower development activity during the three months ended September 30, 2016.

Net income attributable to noncontrolling interests in consolidated property partnerships

Net income attributable to noncontrolling interests in consolidated property partnerships increased $1.0 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The amount reported for the three months ended September 30, 2016 is comprised of the noncontrolling interest’s share of net income for 100 First Street Member, LLC (“100 First LLC”) for the period subsequent to the transaction close on August 30, 2016 in addition to the noncontrolling interest’s share of net income for Redwood City Partners, LLC (“Redwood LLC”), which was added to the stabilized portfolio in the fourth quarter of 2015.

Comparison of the Nine Months Ended September 30, 2016 to the Nine Months Ended September 30, 2015

The following table summarizes our Net Operating Income, as defined, for our total portfolio for the nine months ended September 30, 2016 and 2015.

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2016	2015
	($ in thousands)
Reconciliation to Net Income Available to Common Stockholders:
Net Operating Income, as defined	$346,807	$315,626	$31,181	9.9%
Unallocated (expense) income:
General and administrative expenses	(40,949)	(36,200)	(4,749)	13.1
Acquisition-related expenses	(964)	(397)	(567)	142.8
Depreciation and amortization	(160,452)	(152,567)	(7,885)	5.2
Interest income and other net investment gains	1,120	177	943	532.8
Interest expense	(41,189)	(44,561)	3,372	(7.6)
Net (loss) gain on sales of land	(295)	17,268	(17,563)	(101.7)
Gains on sales of depreciable operating properties	164,302	109,950	54,352	49.4
Net income	$268,380	$209,296	$59,084	28.2%
Net income attributable to noncontrolling common units of the Operating Partnership	(5,892)	(3,850)	(2,042)	53.0
Net income attributable to noncontrolling interests in consolidated property partnerships	(1,438)	—	(1,438)	100.0
Net income attributable to Kilroy Realty Corporation	$261,050	$205,446	$55,604	27.1%
Preferred dividends	(9,938)	(9,938)	—	—
Net Income Available to Common Stockholders	$251,112	$195,508	$55,604	28.4%

The following tables summarize our Net Operating Income, as defined, for our total portfolio for the nine months ended September 30, 2016 and 2015.

	Nine Months Ended September 30,
	2016					2015
	Same Store	Stabilized Develop-ment	Acquisition Property	2016 Held for Sale, Dispositi-ons & Other	Total	Same Store	Stabilized Develop-ment	Acquisition Property	2016 Held for Sale, Dispositi-ons & Other	Total
	(in thousands)
Operating revenues:
Rental income	$376,103	$42,488	$1,711	$3,645	$423,947	$364,813	$1,017	$—	$26,062	$391,892
Tenant reimbursements	35,789	7,422	317	420	43,948	35,444	227	—	4,609	40,280
Other property income	988	14	—	5,030	6,032	1,684	3	—	3	1,690
Total	412,880	49,924	2,028	9,095	473,927	401,941	1,247	—	30,674	433,862
Property and related expenses:
Property expenses	74,816	4,953	117	5,350	85,236	74,507	245	—	3,512	78,264
Real estate taxes	32,974	4,508	181	1,715	39,378	33,605	198	—	3,429	37,232
Provision for bad debts	—	—	—	—	—	342	—	—	(53)	289
Ground leases	2,506	—	—	—	2,506	2,451	—	—	—	2,451
Total	110,296	9,461	298	7,065	127,120	110,905	443	—	6,888	118,236
Net Operating Income, as defined	$302,584	$40,463	$1,730	$2,030	$346,807	$291,036	$804	$—	$23,786	$315,626

	Nine Months Ended September 30, 2016 as compared to the Nine Months Ended September 30, 2015
	Same Store		Stabilized Development		Acquisition Property		2016 Held for Sale, Dispositions & Other		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income	$11,290	3.1%	$41,471	4,077.8%	$1,711	100.0%	$(22,417)	(86.0)%	$32,055	8.2%
Tenant reimbursements	345	1.0	7,195	3,169.6	317	100.0	(4,189)	(90.9)	3,668	9.1
Other property income	(696)	(41.3)	11	366.7	—	—	5,027	NM*	4,342	256.9
Total	10,939	2.7	48,677	3,903.5	2,028	100.0	(21,579)	(70.3)	40,065	9.2
Property and related expenses:
Property expenses	309	0.4	4,708	1,921.6%	117	100.0	1,838	52.3	6,972	8.9
Real estate taxes	(631)	(1.9)	4,310	2,176.8	181	100.0	(1,714)	(50.0)	2,146	5.8
Provision for bad debts	(342)	(100.0)	—	—	—	—	53	(100.0)	(289)	(100.0)
Ground leases	55	2.2	—	—	—	—	—	—	55	2.2
Total	(609)	(0.5)	9,018	2,035.7	298	100.0	177	2.6	8,884	7.5
Net Operating Income, as defined	$11,548	4.0%	$39,659	4,932.7%	$1,730	100.0%	$(21,756)	(91.5)%	$31,181	9.9%
________________________
* Percentage not meaningful.

Net Operating Income increased $31.2 million, or 9.9%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 primarily resulting from:

•	An increase of $11.5 million attributable to the Same Store Properties primarily resulting from:

•	An increase in rental income of $11.3 million primarily due to the following:

•	$10.2 million increase due to new leases and renewals at higher rates primarily in the San Francisco Bay Area, Greater Seattle and Los Angeles regions;

•	$0.5 million increase due to amortization of tenant-funded tenant improvements; and

•	$0.6 million increase in parking income resulting from increased rates, increased tenant usage, and the expiration of parking abatements at certain of our buildings;

•	A decrease in other property income of $0.7 million primarily due to lease termination fees recognized in 2015;

•	A decrease in property and related expenses of $0.6 million primarily due to the following:

•
A decrease of $0.6 million in real estate taxes primarily due to a $1.9 million reduction in supplemental taxes at two of our properties we developed and stabilized in 2014, partially offset by lower refunds of $1.0 million in 2016 and a $0.3 million increase in annual property taxes at other properties; and

•	A decrease of $0.3 million due to bad debt expense recorded in 2015 related to a specific tenant; partially offset by

•
An increase of $0.3 million in property expenses primarily resulting from an increase in certain recurring operating costs related to security, janitorial, engineers, contract services, and various other reimbursable expenses as a result of higher rates from third-party vendors;

•	An increase of $39.7 million attributable to the Stabilized Development Properties;

•	An increase of $1.7 million attributable to the Acquisition Property; and

•	A decrease of $21.8 million attributable to the 2016 Held for Sale, Dispositions & Other Properties primarily due to the following:

•	A decrease of $23.7 million from the sale of six buildings during the nine months ended September 30, 2016 and the one held for sale property as of September 30, 2016; and

•	A decrease of $3.1 million attributable to the residential property that was completed during June 2016 and is in the very early stages of operations; partially offset by

•	$5.0 million of cash proceeds received relating to a property damage settlement.

Other Expenses and Income

General and Administrative Expenses

General and administrative expenses increased $4.7 million, or 13.1%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to share-based compensation expense related to the 2016 RSU grants and an increase in compensation expense related to the mark-to-market adjustment for the Deferred Compensation Plan. The compensation expense was offset by gains on the underlying marketable securities included in interest income and other net investment gains (losses) in the consolidated statements of operations.

Depreciation and Amortization

Depreciation and amortization increased by $7.9 million, or 5.2%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to the following:

•	An increase of $12.1 million attributable to the Stabilized Development Properties; and

•	An increase of $1.3 million attributable to the Same Store Properties; partially offset by

•	A decrease of $6.4 million attributable to the 2016 Held for Sale, Dispositions and Other Properties.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts/premiums and loan cost amortization, net of capitalized interest, including capitalized debt discounts/premiums and loan cost amortization for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015	Dollar Change	Percentage Change
	(in thousands)
Gross interest expense	$79,027	$82,322	$(3,295)	(4.0)%
Capitalized interest and deferred financing costs	(37,838)	(37,761)	(77)	0.2%
Interest expense	$41,189	$44,561	$(3,372)	(7.6)%

Interest expense, net of capitalized interest and deferred financing costs, decreased $3.4 million, or 7.6%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to a $3.3 million, or 4.0%, decrease in gross interest expense, before the effect of capitalized interest and deferred financing costs. The decrease in gross interest expense is primarily due to a decrease in the average outstanding debt balance.

Net income attributable to noncontrolling interests in consolidated property partnerships

Net income attributable to noncontrolling interests in consolidated property partnerships increased $1.4 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The amount reported for the nine months ended September 30, 2016 is comprised of the noncontrolling interest’s share of net income for 100 First LLC for the period subsequent to the transaction close on August 30, 2016 in addition to the noncontrolling interest’s share of net income for Redwood LLC, which was added to the stabilized portfolio in the fourth quarter of 2015.

Liquidity and Capital Resources of the Company

In this “Liquidity and Capital Resources of the Company” section, the term the “Company” refers only to Kilroy Realty Corporation on an unconsolidated basis and excludes the Operating Partnership and all other subsidiaries.

The Company’s business is operated primarily through the Operating Partnership. Distributions from the Operating Partnership are the Company’s primary source of capital. The Company believes the Operating Partnership’s sources of working capital, specifically its cash flow from operations and borrowings available under its unsecured revolving credit facility, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its preferred and common stockholders for the next twelve months. Cash flows from operating activities generated by the Operating Partnership for the nine months ended September 30, 2016 were sufficient to cover the Company’s payment of cash dividends to its stockholders. However, there can be no assurance that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distributions to the Company. The unavailability of capital could adversely affect the Operating Partnership’s ability to make distributions to the Company, which would in turn, adversely affect the Company’s ability to pay cash dividends to its stockholders.

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

The Company intends to continue to make, but has not committed to make, regular quarterly cash distributions to common stockholders, and through the Operating Partnership, common unitholders from the Operating Partnership’s cash flow from operating activities. All such distributions are at the discretion of the Board of Directors. The Company has historically distributed amounts in excess of its taxable income resulting in a return of capital to its common stockholders. However, while the 2015 regular quarterly distributions were sufficient to distribute 100% of the Company’s 2015 taxable income, they did not result in a return of capital to its stockholders. As the Company intends to maintain distributions at a level sufficient to meet the REIT distribution requirements and minimize its obligation to pay income and excise taxes, it will continue to evaluate whether the current levels of distribution are sufficient to do so. For 2016, the Company expects to realize approximately $160 to $200 million of taxable gain from the sales of real property that may not be deferred in Internal Revenue Code Section 1031 Exchanges or other tax-deferred structures. To the extent that such gains are not distributed to the Company's stockholders in 2016 (or treated as distributed by the Company with respect to 2016 for purposes of the REIT distribution requirements), the Company and Operating Partnership expect to make a special distribution to their common stockholders and common unitholders, respectively, in an amount sufficient to enable the Company to meet the REIT distribution requirements and minimize its obligation to pay income and excise taxes. The Company considers market factors and its performance in addition to REIT requirements in determining its distribution levels. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with the Company’s intention to maintain its qualification as a REIT. Such investments may include, for example, obligations of the Government National Mortgage Association, other governmental agency securities, certificates of deposit, and interest-bearing bank deposits.

On September 15, 2016, the Board of Directors declared a regular quarterly cash dividend of $0.375 per share of common stock payable on October 12, 2016 to stockholders of record on September 30, 2016 and caused a $0.375 per Operating Partnership unit cash distribution to be paid in respect of the Operating Partnership’s common limited partnership interests, including those owned by the Company. The total cash quarterly dividends and distributions paid on October 12, 2016 was $35.6 million.

On September 15, 2016, the Board of Directors declared a dividend of $0.42969 per share on the Series G Preferred Stock and $0.39844 per share on the Series H Preferred Stock for the period commencing on and including August 15, 2016 and ending on and including November 14, 2016. The dividend will be payable on November 15, 2016 to Series G Preferred and Series H Preferred stockholders of record on October 31, 2016. The quarterly dividends payable on November 15, 2016 to Series G and Series H Preferred stockholders is expected to total $3.3 million.

Debt Covenants

The covenants contained within the unsecured revolving credit facility, unsecured term loan facility, unsecured term loan and the Series A and B Notes generally prohibit the Company from paying dividends in excess of 95% of FFO.

Capitalization

As of September 30, 2016, our total debt as a percentage of total market capitalization was 24.8% and our total debt and liquidation value of our preferred equity as a percentage of total market capitalization was 27.0%, which was calculated based on the closing price per share of the Company’s common stock of $69.35 on September 30, 2016 as shown in the following table:

	Shares/Units at September 30, 2016	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
	($ in thousands)
Debt: (1) (2) (3)
Unsecured Term Loan Facility		150,000	1.7%
Unsecured Term Loan		39,000	0.5%
Unsecured Senior Notes due 2018		325,000	3.6%
Unsecured Senior Notes due 2020		250,000	2.8%
Unsecured Senior Notes due 2023		300,000	3.3%
Unsecured Senior Notes due 2025		400,000	4.4%
Unsecured Senior Notes due 2029		400,000	4.4%
Secured debt (3)		366,652	4.1%
Total debt		$2,230,652	24.8%
Equity and Noncontrolling Interest in the Operating Partnership: (4)
6.875% Series G Cumulative Redeemable Preferred stock (5)	4,000,000	$100,000	1.1%
6.375% Series H Cumulative Redeemable Preferred stock (5)	4,000,000	100,000	1.1%
Common limited partnership units outstanding (6)	2,631,276	182,479	2.0%
Common shares outstanding (6)	92,272,492	6,399,097	71.0%
Total equity and noncontrolling interest in the Operating Partnership		$6,781,576	75.2%
Total Market Capitalization		$9,012,228	100.0%
________________________

(1)
In September, the Company completed a private placement of $175.0 million of ten-year, 3.35% unsecured senior notes and $75.0 million of twelve-year, 3.45% unsecured senior notes with a delayed draw option required to be exercised by February 17, 2017. The table above does not reflect any amounts pertaining to these notes since there were no amounts drawn or outstanding as of September 30, 2016.

(2)	There was no outstanding balance on the unsecured line of credit as of September 30, 2016.

(3)
Represents gross aggregate principal amount due at maturity before the effect of the following at September 30, 2016: $11.4 million of unamortized deferred financing costs, $6.8 million of unamortized discounts for the unsecured senior notes and $4.9 million of unamortized premiums for the secured debt.

(4)	Includes common units of the Operating Partnership; does not include noncontrolling interests in consolidated property partnerships.

(5)	Value based on $25.00 per share liquidation preference.

(6)	Value based on closing price per share of our common stock of $69.35 as of September 30, 2016.

Liquidity and Capital Resources of the Operating Partnership

In this “Liquidity and Capital Resources of the Operating Partnership” section, the terms “we,” “our,” and “us” refer to the Operating Partnership or the Operating Partnership and the Company together, as the context requires.

General

Our primary liquidity sources and uses are as follows:

Liquidity Sources

•	Net cash flow from operations;

•	Borrowings under the Operating Partnership’s unsecured revolving credit facility, term loan facility, and unsecured senior notes;

•	Proceeds from the disposition of assets through our capital recycling program or the formation of strategic ventures;

•	Proceeds from additional secured or unsecured debt financings; and

•	Proceeds from public or private issuance of debt or equity securities.

Liquidity Uses

•	Development and redevelopment costs;

•	Property or undeveloped land acquisitions;

•	Property operating and corporate expenses;

•	Capital expenditures, tenant improvement and leasing costs;

•	Debt service and principal payments, including debt maturities;

•	Distributions to common and preferred security holders;

•	Repurchases of outstanding common stock of the Company; and

•	Outstanding debt repurchases and repayments.

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

Liquidity Sources

Unsecured Revolving Credit Facility

The following table summarizes the balance and terms of our unsecured revolving credit facility as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(in thousands)
Outstanding borrowings	$—	$—
Remaining borrowing capacity	600,000	600,000
Total borrowing capacity (1)	$600,000	$600,000
Interest rate (2)	1.58%	1.48%
Facility fee-annual rate (3)	0.200%
Maturity date	July 2019
________________________

(1)
We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $311.0 million under an accordion feature under the terms of the unsecured revolving credit facility and unsecured term loan facility.

(2)	The interest rate on our unsecured revolving credit facility is based on an annual rate of LIBOR plus 1.050%.

(3)
Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of September 30, 2016 and December 31, 2015, $3.6 million and $4.6 million of unamortized deferred financing costs, respectively, remained to be amortized through the maturity date of our unsecured revolving credit facility, which are included in prepaid expenses and other assets, net on our consolidated balance sheets.

We intend to borrow under the unsecured revolving credit facility from time to time for general corporate purposes, to fund potential acquisitions, to finance development and redevelopment expenditures and to potentially repay long-term debt.

Capital Recycling Program

In connection with our capital recycling program, we continuously evaluate opportunities for the potential disposition of properties and undeveloped land in our portfolio or the formation of strategic ventures with the intent of recycling the proceeds generated into capital used to finance development expenditures, to fund new acquisitions, to repay long-term debt and for other general corporate purposes. As part of this strategy, we attempt to enter into Section 1031 Exchanges and other tax deferred structures, when possible, to defer some or all of the taxable gains on the sales, if any, for federal and state income tax purposes.

In connection with our capital recycling strategy, during the nine months ended September 30, 2016, we completed the sale of six operating properties and five undeveloped land parcels located in San Diego, California to unaffiliated third parties for gross sales proceeds of $330.7 million. During the nine months ended September 30, 2015, we completed the sale of ten operating properties and one undeveloped land parcel to unaffiliated third parties for gross sale proceeds of $335.2 million.

In addition, in August 2016, the Company entered into agreements with a third party whereby the third party will invest in two existing previously wholly-owned companies that owned two office properties located in San Francisco, California. Based on a gross valuation of the two properties of approximately $1.2 billion, the third party will contribute a total of $452.9 million for a 44% common equity interest in the two companies. On August 30, 2016, the first tranche of the transaction closed and the third party contributed $191.4 million plus a working capital contribution of $2.1 million for a 44% common ownership interest in the first entity. The second tranche of the transaction is expected to close on November 30, 2016, at which time the third party will contribute $261.5 million, which is net of its proportionate share of the existing mortgage debt secured by the property, for a 44% common ownership interest in the second entity.

Any potential future capital recycling transactions depend on market conditions and other factors including but not limited to our capital needs and our ability to defer some or all of the taxable gains on the sales. In addition, we cannot assure that we will dispose of any additional properties or that we will be able to identify and complete the acquisition of suitable replacement properties to effect Section 1031 Exchanges or other tax deferred structures to defer some or all of the taxable capital gains related to our capital recycling program.

At-The-Market Stock Offering Program

Since commencement of our at-the-market stock offering program in December 2014, through September 30, 2016, we have sold 2,007,767 shares of common stock having an aggregate gross sales price of $150.1 million, and approximately $149.9 million remained available to be sold under this program. No shares of common stock were sold under this program during the nine months ended September 30, 2016. Actual future sales will depend upon a variety of factors, including but not limited to, market conditions, the trading price of the Company’s common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

Shelf Registration Statement

As discussed above under “—Liquidity and Capital Resources of the Company,” the Company is a well-known seasoned issuer and the Company and the Operating Partnership have an effective shelf registration statement that provides for the public offering and sale from time to time by the Company of its preferred stock, common stock, depository shares and guarantees of debt securities and by the Operating Partnership of its debt securities, in each case in unlimited amounts. The Company evaluates the capital markets on an ongoing basis for opportunities to raise capital, and, as circumstances warrant, the Company and the Operating Partnership may issue securities of all of these types in one or more offerings at any time and from time to time on an opportunistic basis, depending upon, among other things, market conditions, available pricing and capital needs. When the Company receives proceeds from the sales of its preferred or common stock, it generally contributes the net proceeds from those sales to the Operating Partnership in exchange for corresponding preferred or common partnership units of the Operating Partnership. The Operating Partnership may use these proceeds and proceeds from the sale of its debt securities to repay debt, including borrowings under its unsecured revolving credit facility, to develop new or existing properties, to make acquisitions of properties or portfolios of properties, or for general corporate purposes. On September 29, 2016, the Company filed with the Securities and Exchange Commission a shelf registration statement on Form S-3, which became immediately effective upon filing.

Unsecured Senior Notes - Private Placement

On September 14, 2016, the Operating Partnership entered into a Note Purchase Agreement in a private placement (the “Note Purchase Agreement”), in connection with the issuance and sale of $175.0 million principal amount of the Operating Partnership’s 3.35% Senior Notes, Series A, due February 17, 2027 (the “Series A Notes”), and $75.0 million principal amount of the Operating Partnership’s 3.45% Senior Notes, Series B, due February 17, 2029 (the “Series B Notes” and, together with the Series A Notes, the “Series A and B Notes”). Under the delayed draw option of the Series A and B Notes, the Operating Partnership is required to issue $175.0 million principal amount of its Series A Notes and $75.0 million principal amount of its Series B Notes by February 17, 2017. As of September 30, 2016, there were no amounts issued or outstanding under the Series A and B Notes. The Series A Notes mature on February 17, 2027, and the Series B notes mature on February 17, 2029, unless earlier redeemed or prepaid pursuant to the terms of the Note Purchase Agreement. Interest on the Notes is payable semi-annually in arrears on February 17 and August 17 of each year beginning February 17, 2017.

Unsecured and Secured Debt

The aggregate principal amount of the unsecured debt and secured debt of the Operating Partnership outstanding as of September 30, 2016 was as follows:

Aggregate Principal Amount Outstanding (1)(2)
(in thousands)
Unsecured Term Loan Facility	$150,000
Unsecured Term Loan	39,000
Unsecured Senior Notes due 2018	325,000
Unsecured Senior Notes due 2020	250,000
Unsecured Senior Notes due 2023	300,000
Unsecured Senior Notes due 2025	400,000
Unsecured Senior Notes due 2029	400,000
Secured Debt	366,652
Total Unsecured and Secured Debt	$2,230,652
Less: Unamortized Net Discounts and Deferred Financing Costs	(13,314)
Total Debt, Net	$2,217,338
________________________

(1)
In September, the Company completed a private placement of $175.0 million of ten-year, 3.35% unsecured senior notes and $75.0 million of twelve-year, 3.45% unsecured senior notes with a delayed draw option required to be exercised by February 17, 2017. The table above does not reflect any amounts pertaining to these notes since there were no amounts drawn or outstanding as of September 30, 2016.

(2)	There was no outstanding balance on the unsecured line of credit as of September 30, 2016.

Debt Composition

The composition of the Operating Partnership’s aggregate debt balances between secured and unsecured and fixed-rate and variable-rate debt as of September 30, 2016 and December 31, 2015 was as follows:

	Percentage of Total Debt (1)		Weighted Average Interest Rate (1)
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Secured vs. unsecured (2):
Unsecured	83.6%	83.2%	4.4%	4.3%
Secured	16.4%	16.8%	5.1%	5.1%
Variable-rate vs. fixed-rate (2):
Variable-rate	8.5%	8.4%	1.7%	1.4%
Fixed-rate	91.5%	91.6%	4.7%	4.7%
Stated rate (2)			4.5%	4.5%
GAAP effective rate (3)			4.4%	4.4%
GAAP effective rate including deferred financing costs			4.7%	4.6%
________________________

(1)
In September, the Company completed a private placement of $175.0 million of ten-year, 3.35% unsecured senior notes and $75.0 million of twelve-year, 3.45% unsecured senior notes with a delayed draw option required to be exercised by February 17, 2017. The table above does not reflect any amounts pertaining to these notes since there were no amounts drawn or outstanding as of September 30, 2016. The table above also does not reflect any amounts pertaining to the unsecured line of credit as there were no amounts outstanding as of September 30, 2016.

(2)	Excludes the impact of the amortization of any debt discounts/premiums and deferred financing costs.

(3)	Includes the impact of the amortization of any debt discounts/premiums, excluding deferred financing costs.

Liquidity Uses

Contractual Obligations

The following table provides information with respect to our contractual obligations as of September 30, 2016. The table: (i) indicates the maturities and scheduled principal repayments of our secured and unsecured debt outstanding as of September 30, 2016 as well as commitments for the Series A and B Notes issuable pursuance to the Note Purchase Agreement; (ii) indicates the scheduled interest payments of our fixed-rate and variable-rate debt as of September 30, 2016; (iii) provides information about the minimum commitments due in connection with our ground lease obligations and other lease and contractual commitments; and (iv) provides estimated development commitments as of September 30, 2016. Note that the table does not reflect our available debt maturity extension options and reflects gross aggregate principal amounts before the effect of unamortized discounts/premiums.

	Payment Due by Period
	Less than 1 Year (Remainder of 2016)	2-3 Years (2017-2018)	4-5 Years (2019-2020)	More than 5 years (After 2020)	Total
	(in thousands)
Principal payments: secured debt (1)	$2,480	$198,361	$78,222	$87,589	$366,652
Principal payments: unsecured debt (2)	—	325,000	439,000	1,350,000	2,114,000
Interest payments: fixed-rate debt (3)	23,682	182,446	142,042	336,543	684,713
Interest payments: variable-rate debt (4)	796	6,313	1,565	—	8,674
Ground lease obligations (5)	786	6,288	6,288	151,738	165,100
Lease and contractual commitments (6)	77,399	7,015	—	—	84,414
Development commitments (7)	111,000	184,000	—	—	295,000
Total	$216,143	$909,423	$667,117	$1,925,870	$3,718,553
________________________

(1)
Represents gross aggregate principal amount before the effect of the unamortized premium and deferred financing costs of approximately $4.9 million and $0.8 million, respectively, as of September 30, 2016.

(2)
Represents gross aggregate principal amount before the effect of the unamortized discount and deferred financing costs of approximately $6.8 million and $10.5 million, respectively, as of September 30, 2016. Includes $175.0 million of Series A Notes and $75.0 million of Series B Notes issuable pursuant to the Note Purchase Agreement for which no Series A or B Notes were issued and outstanding as of September 30, 2016 but the Company is committed to issuing by February 17, 2017.

(3)
As of September 30, 2016, 91.5% of our debt was contractually fixed. The information in the table above reflects our projected interest rate obligations for these fixed-rate payments based on the contractual interest rates on an accrual basis and scheduled maturity dates. Amounts include interest rate obligations for the Series A and B Notes issuable pursuant to the Note Purchase Agreement for which no Series A or B Notes were issued and outstanding as of September 30, 2016 but the Company is committed to issuing by February 17, 2017.

(4)
As of September 30, 2016, 8.5% of our debt bore interest at variable rates that was incurred under the unsecured term loan facility and unsecured term loan. The variable interest rate payments are based on LIBOR plus a spread of 1.150% as of September 30, 2016. The information in the table above reflects our projected interest rate obligations for these variable-rate payments based on outstanding principal balances as of September 30, 2016, the scheduled interest payment dates and the contractual maturity dates.

(5)	Reflects minimum lease payments through the contractual lease expiration date before the impact of extension options.

(6)
Amounts represent commitments under signed leases and contracts for operating properties, excluding tenant-funded tenant improvements and for other contractual commitments. The timing of these expenditures may fluctuate.

(7)
Amounts represent commitments under signed leases for pre-leased development projects, contractual commitments for projects under construction, in “lease-up” as of September 30, 2016, and also includes $58.0 million for two recently completed office projects and the recently completed residential project. The timing of these expenditures may fluctuate based on the ultimate progress of construction. We may start additional construction during the remainder of 2016 and 2017 (see “—Development Activities” for additional information).

Other Liquidity Uses

Development Activities

As of September 30, 2016, we had one development project under construction.  This project has a total estimated investment of approximately $485 million, of which we have incurred approximately $200.8 million and committed an additional $203 million as of September 30, 2016, which is included in the table above.  In addition, as of September 30, 2016, we had two “lease up” office projects. These two projects have a total estimated investment of approximately $275 million, of which we have paid approximately $218 million as of September 30, 2016 and are contractually committed to spend approximately $34 million under executed leases and contracts, which is included in the table above.  Depending on market conditions, we expect to incur the remaining $23 million for these two projects through stabilization.  In addition, we currently believe we may spend an additional $100 - $350 million on potential near-term and future development pipeline projects that we expect we may commence construction on during the fourth quarter of 2016 and throughout 2017.  Ultimate timing of these expenditures may fluctuate given construction progress and leasing status of the projects.  We expect that any material additional development activities will be funded with borrowings under the unsecured revolving credit facility, the public or private issuance of debt or equity securities or the disposition of assets under our capital recycling program.

Potential Future Acquisitions

During the nine months ended September 30, 2016, we acquired one office building for $55.4 million in cash and one development opportunity for $31.0 million in cash and the issuance of 867,701 common units in the Operating Partnership valued at approximately $48.0 million and $2.4 million in seller transaction costs. In 2015, we acquired two development opportunities for approximately $127.5 million in cash. These transactions were funded through various capital raising activities and, in selected instances, the assumption of existing indebtedness and issuance of common stock of the Company or common units in the Operating Partnership.

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

Debt Maturities

As of September 30, 2016, our next debt maturity of $64.3 million of secured debt is scheduled to occur in February 2017, which we have the option to prepay without penalty in the fourth quarter of 2016. We currently expect to refinance this debt with a secured debt financing of approximately $170.0 million in the fourth quarter of 2016. We believe our conservative leverage and staggered debt maturities provide us with financial flexibility and enhance our ability to obtain additional sources of liquidity if necessary, and, therefore, we believe we are well-positioned to refinance or repay maturing debt and to pursue our strategy of seeking attractive acquisition opportunities, which we may finance, as necessary, with future public and private issuances of debt and equity securities.

6.875% Series G and 6.375% Series H Cumulative Redeemable Preferred Stock

The Company has the option to redeem the 4,000,000 shares of its 6.875% Series G Cumulative Redeemable Preferred Stock ("Series G Preferred Stock") and the 4,000,000 shares of its 6.375% Series H Cumulative Redeemable Preferred Stock ("Series H Preferred Stock"), on or after March 27, 2017 and August 15, 2017, respectively, in whole or in part at any time or from time to time, by payment of $25.00 per share in cash, totaling $200.0 million plus any accumulated, accrued and unpaid distributions through the date of redemption. Depending on various factors, including but not limited to market conditions, based on our capital needs we currently anticipate that we will redeem all or part of the outstanding Series G and Series H Preferred Stock on or after the stated redemption dates in 2017.

Share Repurchases

On February 23, 2016, the Company’s Board of Directors approved a 4,000,000 share increase to the Company’s existing share repurchase program bringing the total current repurchase authorization to 4,988,025 shares. During the nine months ended September 30, 2016, the Company repurchased 52,199 shares of common stock at a weighted average price of $55.45 per common share totaling $2.9 million. As of September 30, 2016, 4,935,826 shares remain eligible for repurchase under the Company’s share-repurchase program. Under this program, repurchases may be made in open market transactions at prevailing prices or through privately negotiated transactions. We may elect to repurchase shares of our common stock under this program in the future depending upon various factors, including market conditions, the trading price of our common stock and our other uses of capital. This program does not have a termination date, and repurchases may be discontinued at any time. We intend to fund repurchases, if any, primarily with the proceeds from property dispositions.

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

Factors That May Influence Future Sources of Capital and Liquidity of the Company and the Operating Partnership

We continue to evaluate sources of financing for our business activities, including borrowings under the unsecured revolving credit facility, issuance of public and private equity securities, unsecured debt and fixed-rate secured mortgage financing, proceeds from the disposition of selective assets through our capital recycling program, and the formation of strategic ventures. However, our ability to obtain new financing or refinance existing borrowings on favorable terms could be impacted by various factors, including the state of the macro economy, the state of the credit and equity markets, significant tenant defaults, a decline in the demand for office properties, a decrease in market rental rates or market values of real estate assets in our submarkets, and the amount of our future borrowings. These events could result in the following:

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

Debt Covenants

The unsecured revolving credit facility, unsecured term loan facility, unsecured term loan, unsecured senior notes and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key existing financial covenants and their covenant levels include:

Unsecured Credit Facility, Unsecured Term Loan Facility and Unsecured Term Loan (as defined in the applicable Credit Agreements):	Covenant Level	Actual Performance as of September 30, 2016
Total debt to total asset value	less than 60%	25%
Fixed charge coverage ratio	greater than 1.5x	3.0x
Unsecured debt ratio	greater than 1.67x	3.46x
Unencumbered asset pool debt service coverage	greater than 1.75x	3.88x

Unsecured Senior Notes due 2018, 2020, 2023, 2025 and 2029 (as defined in the applicable Indentures):
Total debt to total asset value	less than 60%	32%
Interest coverage	greater than 1.5x	7.7x
Secured debt to total asset value	less than 40%	5%
Unencumbered asset pool value to unsecured debt	greater than 150%	331%

The Operating Partnership was in compliance with all of its debt covenants as of September 30, 2016. Our current expectation is that the Operating Partnership will continue to meet the requirements of its debt covenants in both the short and long term. However, in the event of an economic slowdown or continued volatility in the credit markets, there is no certainty that the Operating Partnership will be able to continue to satisfy all of the covenant requirements.

Consolidated Historical Cash Flow Summary

The following summary discussion of our consolidated historical cash flow is based on the consolidated statements of cash flows in Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow for the periods presented below. Our historical cash flow activity for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 is as follows:

	Nine Months Ended September 30,
	2016	2015	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$252,605	$202,612	$49,993	24.7%
Net cash used in investing activities	(124,207)	(136,666)	12,459	(9.1)%
Net cash provided by financing activities	65,617	478,213	(412,596)	(86.3)%

Operating Activities

Our cash flows from operating activities depends on numerous factors including the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, the level of operating expenses, the impact of property acquisitions, completed development projects and related financing activities, and other general and administrative costs. Our net cash provided by operating activities increased by $50.0 million, or 24.7%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 as a result of an increase in cash rents in the same store portfolio and the expiration of the free rent period for certain leases, resulting in higher cash rental revenue, as well as the stabilization of completed development projects, offset by operating property dispositions. See additional information under the caption “—Results of Operations.”

Investing Activities

Our cash flows from investing activities is generally used to fund development and operating property acquisitions, expenditures for development projects, and recurring and nonrecurring capital expenditures for our operating properties, net of proceeds received from dispositions of real estate assets. Our net cash used in investing activities decreased by $12.5 million or 9.1% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to a decrease in acquisition and development expenditures for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

Financing Activities

Our cash flows from financing activities is principally impacted by our capital raising activities, net of dividends and distributions paid to common and preferred security holders. Our net cash provided by financing activities decreased $412.6 million or 86.3% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to a decrease in unsecured debt and stock offerings, partially offset by capital raised in connection with a consolidated property partnership (see Note 7 "Noncontrolling Interests on the Company's Consolidated Financial Statements" in the consolidated financial statements).

Off-Balance Sheet Arrangements

As of September 30, 2016 and as of the date this report was filed, we did not have any off-balance sheet transactions, arrangements or obligations, including contingent obligations.

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

The following table presents our FFO for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Net income available to common stockholders	$50,582	$101,446	$251,112	$195,508
Adjustments:
Net income attributable to noncontrolling common units of Operating Partnership	1,453	1,945	5,892	3,850
Net income attributable to noncontrolling interests in consolidated property partnerships	1,027	—	1,438	—
Depreciation and amortization of real estate assets	55,460	48,719	157,587	150,531
Gains on sales of depreciable real estate	(18,312)	(78,522)	(164,302)	(109,950)
Funds From Operations attributable to noncontrolling interests in consolidated property partnerships	(1,675)	—	(2,277)	—
Funds From Operations (1)(2)	$88,535	$73,588	$249,450	$239,939
________________________

(1)	Reported amounts are attributable to common stockholders and common unitholders.

(2)
FFO available to common stockholders and unitholders includes amortization of deferred revenue related to tenant-funded tenant improvements of $3.5 million and $3.7 million for the three months ended September 30, 2016 and 2015, respectively, and $9.6 million and $10.0 million for the nine months ended September 30, 2016 and 2015, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk we face is interest rate risk. We seek to mitigate this risk by following established risk management policies and procedures. These policies include maintaining prudent amounts of debt, including a greater amount of fixed-rate debt as compared to variable-rate debt in our portfolio, and may include the periodic use of derivative instruments. As of September 30, 2016 and December 31, 2015, we did not have any interest-rate sensitive derivative assets or liabilities. Information about our changes in interest rate risk exposures from December 31, 2015 to September 30, 2016 is incorporated herein by reference from “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Operating Partnership.”

Market Risk

As of September 30, 2016, approximately 8.5% of our total outstanding debt of $2.2 billion (before the effects of debt discounts, premiums and deferred financing costs) was subject to variable interest rates. The remaining 91.5% bore interest at fixed rates. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. In general, interest rate fluctuations applied to our variable-rate debt will impact our future earnings and cash flows. Conversely, interest rate fluctuations applied to our fixed-rate debt will generally not impact our future earnings and cash flows, unless such instruments mature or are otherwise terminated and need to be refinanced. However, interest rate fluctuations will impact the fair value of the fixed-rate debt instruments.

We generally determine the fair value of our secured debt, unsecured revolving credit facility, unsecured term loan facility and unsecured term loan by performing discounted cash flow analyses using an appropriate market discount rate. We calculate the market rate by obtaining period-end treasury rates for maturities that correspond to the maturities of our fixed-rate debt and then adding an appropriate credit spread based on information obtained from third-party financial institutions. We calculate the market rate of our unsecured revolving credit facility, unsecured term loan facility and unsecured term loan by obtaining the period-end LIBOR rate and then adding an appropriate credit spread based on information obtained from third-party financial institutions. These credit spreads take into account factors, including but not limited to, our credit profile, the tenure of the debt, amortization period, whether the debt is secured or unsecured, and the loan-to-value ratio of the debt to the collateral. These calculations are significantly affected by the assumptions used, including the discount rate, credit spreads, and estimates of future cash flow. We determine the fair value of each of our publicly traded unsecured senior notes based on their quoted trading price at the end of the reporting period. See Note 13 “Fair Value Measurements and Disclosures” in the consolidated financial statements included in this report for additional information on the fair value of our financial assets and liabilities as of September 30, 2016 and December 31, 2015.

As of September 30, 2016, the total outstanding balance of our variable-rate debt was comprised of borrowings on our unsecured term loan facility and unsecured term loan of $189.0 million, which was indexed to LIBOR plus a spread of 1.150% (weighted average interest rate of 1.67%). As of December 31, 2015, the total outstanding balance of our variable-rate debt was comprised of borrowings on our unsecured term loan facility and unsecured term loan of $189.0 million, which were indexed to LIBOR plus a spread of 1.15% (weighted average interest rate of 1.40%). Assuming no changes in the outstanding balance of our existing variable-rate debt as of September 30, 2016, a 100 basis point increase in the LIBOR rate would increase our projected annual interest expense, before the effect of capitalization, by approximately $1.9 million. Comparatively, if interest rates were 100 basis points higher as of December 31, 2015, our projected annual interest expense, before the effect of capitalization, would have also been $1.9 million higher.

The total carrying value of our fixed-rate debt was approximately $2.0 billion as of September 30, 2016 and December 31, 2015. The total estimated fair value of our fixed-rate debt was approximately $2.2 billion as of September 30, 2016 and $2.1 billion as of December 31, 2015. For sensitivity purposes, a 100 basis point increase in the discount rate equates to a decrease in the total fair value of our fixed-rate debt of approximately $113.4 million, or 5.2%, as of September 30, 2016. Comparatively, a 100 basis point increase in the discount rate equates to a decrease in the total fair value of our fixed-rate debt of approximately $117.1 million, or 5.6%, as of December 31, 2015.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2016, the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

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

As required by SEC Rule 13a-15(b), the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2016, the end of the period covered by this report. Based on the foregoing, the Operating Partnership’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes that occurred during the quarter covered by this report in the Operating Partnership’s internal control over financial reporting identified in connection with the evaluation referenced above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We and our properties are subject to routine litigation incidental to our business. These matters are generally covered by insurance. As of September 30, 2016, we are not a defendant in, and our properties are not subject to, any legal proceedings that we believe, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors included in the Company’s and the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities: None.

(b) Use of Proceeds from Registered Securities: None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

The table below reflects our purchases of common stock during each of the three months in the three-month period ended September 30, 2016.

Period	Total Number of Shares of Stock Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs
July 1, 2016 - July 31, 2016	—		$—		—	—
August 1, 2016 - August 31, 2016	—		$—		—	—
September 1, 2016 - September 30, 2016	793	(1)	$68.60	(1)	—	—
Total	793		$68.60		—	—
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

10.1*	Form of Time Sharing Agreement of Kilroy Realty, L.P.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty Corporation

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty Corporation

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty, L.P.

31.4*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty, L.P.

32.1*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty Corporation

32.2*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty Corporation

32.3*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty, L.P.

32.4*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty, L.P.

101.1
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to the Consolidated Financial Statements (unaudited).(1)

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 28, 2016.

KILROY REALTY CORPORATION

By:	/s/ John Kilroy
John Kilroy President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Tyler H. Rose
Tyler H. Rose Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Heidi R. Roth
Heidi R. Roth Executive Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 28, 2016.

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