Form 10-K
period 2016-12-31
KILROY REALTY CORP; Kilroy Realty, L.P.
filed 2017-02-15
CIK 1025996, 1493976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Kilroy Realty Corporation  Yes  ☐  No  ☒    Kilroy Realty, L. P.  Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting shares of common stock held by non-affiliates of Kilroy Realty Corporation was approximately $6,104,537,915 based on the quoted closing price on the New York Stock Exchange for such shares on June 30, 2016.

There is no public trading market for the common units of limited partnership interest of Kilroy Realty, L.P. As a result, the aggregate market value of the common units of limited partnership interest held by non-affiliates of Kilroy Realty, L.P. cannot be determined.

As of February 10, 2017, 97,774,137 shares of Kilroy Realty Corporation’s common stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Kilroy Realty Corporation’s Proxy Statement with respect to its 2017 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III of this Form 10‑K.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2016 of Kilroy Realty Corporation and Kilroy Realty, L.P. Unless stated otherwise or the context otherwise requires, references to “Kilroy Realty Corporation” or the “Company,” “we,” “our,” and “us” mean Kilroy Realty Corporation, a Maryland corporation, and its controlled and consolidated subsidiaries, and references to “Kilroy Realty, L.P.” or the “Operating Partnership” mean Kilroy Realty, L.P., a Delaware limited partnership, and its controlled and consolidated subsidiaries.

The Company is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of December 31, 2016, the Company owned an approximate 97.5% common general partnership interest in the Operating Partnership. The remaining approximate 2.5% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of the Company. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control and can cause it to enter into certain major transactions including acquisitions, dispositions, and refinancings and cause changes in its line of business, capital structure and distribution policies.

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

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	Item 6. Selected Financial Data – Kilroy Realty Corporation;

•	Item 6. Selected Financial Data – Kilroy Realty, L.P.;

•	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

◦	—Liquidity and Capital Resources of the Company; and

◦	—Liquidity and Capital Resources of the Operating Partnership;

•	consolidated financial statements;

•	the following notes to the consolidated financial statements:

◦	Note 8, Secured and Unsecured Debt of the Company;

◦	Note 9, Secured and Unsecured Debt of the Operating Partnership;

◦	Note 11, Noncontrolling Interests on the Company’s Consolidated Financial Statements;

◦	Note 12, Noncontrolling Interests on the Operating Partnership’s Consolidated Financial Statements;

◦	Note 13, Stockholders’ Equity of the Company;

◦	Note 14, Partners' Capital of the Operating Partnership;

◦	Note 22, Net Income Available to Common Stockholders Per Share of the Company;

◦	Note 23, Net Income Available to Common Unitholders Per Unit of the Operating Partnership;

◦	Note 24, Supplemental Cash Flow Information of the Company;

◦	Note 25, Supplemental Cash Flow Information of the Operating Partnership;

◦	Note 27, Quarterly Financial Information of the Company (Unaudited); and

◦	Note 28, Quarterly Financial Information of the Operating Partnership (Unaudited).

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

PART I

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements or information concerning our plans, objectives, capital resources, portfolio performance, results of operations, projected future occupancy and rental rates, lease expirations, debt maturities, potential investments, strategies such as capital recycling, development and redevelopment activity, projected construction costs, projected construction commencement and completion dates, projected square footage of office space that could be constructed on undeveloped land that we own, projected rentable square footage of or number of units in properties under construction or in the development pipeline, anticipated proceeds from capital recycling activity or other dispositions and anticipated dates of those activities or dispositions, projected increases in the value of our properties, dispositions, future executive incentive compensation, pending, potential or proposed acquisitions, plans to grow our net operating income and funds from operations, anticipated market conditions, demographics and other forward-looking financial data, as well as the discussion in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations -Factors That May Influence Future Results of Operations.” Forward-looking statements are based on our current expectations, beliefs and assumptions, and are not guarantees of future performance. Forward-looking statements are inherently subject to uncertainties, risks, changes in circumstances, trends and factors that are difficult to predict, many of which are outside of our control. Accordingly, actual performance, results and events may vary materially from those indicated in the forward-looking statements, and you should not rely on the forward-looking statements as predictions of future performance, results or events. All forward-looking statements are based on currently available information and speak only as of the date on which they are made. We assume no obligation to update any forward-looking statement that becomes untrue because of subsequent events, new information or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under U.S. federal securities laws.

In addition, this report contains information and statistics regarding, among other things, the industry, markets, submarkets and sectors in which we operate, the percentage by which certain leases are above or below applicable market rents and the number of square feet of office and other space that could be developed from specific parcels of undeveloped land. We obtained this information and these statistics from various third-party sources and our own internal estimates. We believe that these sources and estimates are reliable but have not independently verified them and cannot guarantee their accuracy or completeness.

ITEM 1.	BUSINESS

The Company

We are a self-administered REIT active in premier office and mixed-use submarkets along the West Coast. We own, develop, acquire and manage real estate assets, consisting primarily of Class A properties in the coastal regions of Los Angeles, Orange County, San Diego County, the San Francisco Bay Area and Greater Seattle, which we believe have strategic advantages and strong barriers to entry. Class A real estate encompasses attractive and efficient buildings of high quality that are attractive to tenants, are well-designed and constructed with above-average material, workmanship and finishes and are well-maintained and managed. We own our interests in all of our real estate assets through the Operating Partnership and the Finance Partnership and generally conduct substantially all of our operations through the Operating Partnership. We qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).

Our stabilized portfolio of operating properties was comprised of the following properties at December 31, 2016:

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied	Percentage Leased
Stabilized Office Properties	108	14,025,856	549	96.0%	97.0%

	Number of Buildings	Number of Units	Percentage Occupied	Percentage Leased
Stabilized Residential Property	1	200	46.0%	56.5%

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

During the year ended December 31, 2016, we added three development projects to our stabilized portfolio consisting of two projects totaling 640,942 rentable square feet in San Francisco, California and a 73,000 rentable square foot project in Del Mar, California. These three properties were included in our stabilized office portfolio as of December 31, 2016. As of December 31, 2016, the following properties were excluded from our stabilized portfolio. We did not have any redevelopment properties as of December 31, 2016.

	Number of Properties/Projects	Estimated Office Rentable Square Feet
Properties held for sale (1)	1	67,995
Development project in “lease-up” (2)	1	377,000
Development projects under construction (2)(3)	3	1,100,000
_______________

(1)	See Note 4 “Dispositions and Real Estate Assets Held for Sale” to our consolidated financial statements included in this report for additional information.

(2)
Estimated rentable square feet upon completion. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors That May Influence Future Results of Operations —Completed, In-Process and Future Development Pipeline” for more information.

(3)	Development projects under construction also include 96,000 square feet of retail space and 237 residential units in addition to the estimated office rentable square feet noted above.

Our stabilized portfolio also excludes our near-term and future development pipeline, which as of December 31, 2016, was comprised of seven potential development sites, representing approximately 54 gross acres of undeveloped land on which we believe we have the potential to develop over 4.8 million square feet of office space, depending upon economic conditions.

As of December 31, 2016, all of our properties and development projects were owned and all of our business was conducted in the state of California with the exception of twelve office properties and one future development project located in the state of Washington. As of December 31, 2016, we owned 100% of all of our properties and developments, excluding four office properties located in San Francisco, California owned by three consolidated property partnerships, and one project held in a Variable Interest Entity (“VIE”) which we consolidated for financial reporting purposes (see Note 2 “Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included in this report). The one project held in a VIE was to facilitate future transactions intended to qualify as like-kind exchanges pursuant to Section 1031 of the Code (“Section 1031 Exchanges”) to defer taxable gains on dispositions for federal and state income tax purposes. Two of the three property partnerships, 100 First Street Member, LLC (“100 First LLC”) and 303 Second Street Member, LLC (“303 Second LLC”), in which the Company owns an approximate 56% equity interest, each owned one office property in San Francisco, California through subsidiary REITs (see Note 11 “Noncontrolling Interests on the Company’s Consolidated Financial Statements” and Note 12 “Noncontrolling Interests on the Operating Partnership’s Consolidated Financial Statements” to our consolidated financial statements included in this report for additional information). The remaining interests were owned by an unrelated third party. The third property partnership, in which the Company owns an approximate 93% common equity interest, Redwood City Partners, LLC (“Redwood LLC”) owned two office properties in Redwood City, California. The remaining interest was owned by an unrelated third party. All property partnerships are consolidated entities.

We own our interests in all of our real estate assets through the Operating Partnership and the Finance Partnership and generally conduct substantially all of our operations through the Operating Partnership of which we owned a 97.5% common general partnership interest as of December 31, 2016. The remaining 2.5% common limited partnership interest in the Operating Partnership as of December 31, 2016 was owned by non-affiliated investors and certain of our executive officers and directors. Kilroy Realty Finance, Inc., a wholly owned subsidiary of the Company, is the sole general partner of the Finance Partnership and owns a 1.0% common general partnership interest. The Operating Partnership owns the remaining 99.0% common limited partnership interest. We conduct substantially all of our development activities through Kilroy Services, LLC (“KSLLC”), which is a wholly owned subsidiary of the Operating Partnership. With the exception of the Operating Partnership and our consolidated property partnerships, all of our subsidiaries are wholly-owned.

Available Information; Website Disclosure; Corporate Governance Documents

Kilroy Realty Corporation was incorporated in the state of Maryland on September 13, 1996 and Kilroy Realty, L.P. was organized in the state of Delaware on October 2, 1996. Our principal executive offices are located at 12200 W. Olympic Boulevard, Suite 200, Los Angeles, California 90064. Our telephone number at that location is (310) 481-8400. Our website is www.kilroyrealty.com. The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of, this annual report on Form 10-K or any other report or document we file with or furnish to the SEC. All reports we will file with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials we file with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. All reports that we will file with the SEC will also be available free of charge on our website at www.kilroyrealty.com as soon as reasonably practicable after we file those materials with, or furnish them to, the SEC.

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

You may request copies of any of these documents by writing to:

Attention: Investor Relations
Kilroy Realty Corporation
12200 West Olympic Boulevard, Suite 200
Los Angeles, California 90064

We intend to disclose on our website under "Investor Relations —Corporate Governance" any amendment to, or waiver of, any provisions of our Code of Business Conduct and Ethics applicable to the directors and/or officers of the Company that would otherwise be required to be disclosed under the rules of the Securities and Exchange Commission or the New York Stock Exchange.

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

•
our access to development, redevelopment, acquisition and leasing opportunities as a result of our extensive experience and significant working relationships with major West Coast property owners, corporate tenants, municipalities and landowners given our approximately 70-year presence in the West Coast markets;

•
our active development program and our extensive future development pipeline of undeveloped land sites (see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors That May Influence Future Results of Operations” for additional information pertaining to the Company’s in-process, near-term and future development pipeline);

•
our capital recycling program (see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Operating Partnership” for additional information pertaining to the Company’s capital recycling program and related property and land dispositions);

•
our ability to capitalize on inflection points in a real estate cycle to add quality assets to our portfolio at substantial discounts to long-term value, through either acquisition, development or redevelopment; and

•	our strong financial position that has and will continue to allow us to pursue attractive acquisition and development and redevelopment opportunities.

“Net Operating Income” is defined as consolidated operating revenues (rental income, tenant reimbursements and other property income) less consolidated operating expenses (property expenses, real estate taxes, provision for bad debts and ground leases). “FFO” is Funds From Operations available to common stockholders and common unitholders calculated in accordance with the white paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Results of Operations” and “—Non-GAAP Supplemental Financial Measures: Funds From Operations” for a reconciliation of these measures to generally accepted accounting principles (“GAAP”) net income available to common stockholders.

Operating Strategies.    We focus on enhancing long-term growth in Net Operating Income and FFO from our properties by:

•	maximizing cash flow from our properties through active leasing, early renewals and effective property management;

•	structuring leases to maximize returns;

•	managing portfolio credit risk through effective underwriting, including the use of credit enhancements and interests in collateral to mitigate portfolio credit risk;

•	managing operating expenses through the efficient use of internal property management, leasing, marketing, financing, accounting, legal, and construction and development management functions;

•	maintaining and developing long-term relationships with a diverse tenant base;

•	continuing to effectively manage capital improvements to enhance our properties’ competitive advantages in their respective markets and improve the efficiency of building systems;

•	continuing to expand our management team with individuals who have extensive regional and product-type experience and are highly knowledgeable in their respective markets and product types; and

•	attracting and retaining motivated employees by providing financial and other incentives to meet our operating and financial goals.

Development and Redevelopment Strategies.    We and our predecessors have developed office properties primarily located in California since 1947. As of December 31, 2016, we had three projects totaling approximately 1.1 million square feet, 237 residential units and 96,000 square feet of retail space under construction. As of December 31, 2016, our near-term and future development pipeline was comprised of seven potential development sites, representing approximately 54 gross acres of undeveloped land on which we believe we have the potential to develop over 4.8 million square feet of office space, depending upon economic conditions. Our strategy with respect to development is to:

•	maintain a disciplined approach by commencing development when appropriate based on market conditions, favoring pre-leasing, developing in stages or phasing, and cost control;

•	be the premier provider of modern and collaborative office and mixed-use projects on the West Coast with focus on design and environment;

•	reinvest capital from dispositions of selective assets into new state-of-the-market development and acquisition opportunities with higher cash flow and rates of return;

•	execute on our development projects under construction and our near-term and future development pipeline, including expanding entitlements; and

•
evaluate redevelopment opportunities in supply-constrained markets because such efforts generally achieve similar returns to new development with reduced entitlement risk and shorter construction periods.

Redevelopment opportunities are those projects in which we spend significant development and construction costs on existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We may engage in the additional development or redevelopment of office properties when market conditions support a favorable risk-adjusted return on such development or redevelopment. We expect that our significant working relationships with tenants, municipalities and landowners on the West Coast will give us further access to development and redevelopment opportunities. We cannot ensure that we will be able to successfully develop or redevelop any of our properties or that we will have access to additional development or redevelopment opportunities.

Acquisition Strategies.    We believe we are well positioned to acquire properties and development and redevelopment opportunities as the result of our extensive experience, strong financial position and ability to access capital. We continue to focus on growth opportunities in West Coast markets populated by knowledge and creative based tenants in a variety of industries, including technology, media, healthcare, life sciences, entertainment and professional services. Against the backdrop of market volatility, we expect to manage a strong balance sheet, execute on our development program and selectively evaluate opportunities that add immediate Net Operating Income to our portfolio or play a strategic role in our future growth and that:

•	provide attractive yields and significant potential for growth in cash flow from property operations;

•	present growth opportunities in our existing or other strategic markets; and

•	demonstrate the potential for improved performance through intensive management, repositioning and leasing that should result in increased occupancy and rental revenues.

Financing Strategies.    Our financing policies and objectives are determined by our board of directors. Our goal is to limit our dependence on leverage and maintain a conservative ratio of debt-to-total market capitalization. As of December 31, 2016, our total debt as a percentage of total market capitalization was 24.5%, and our total debt and liquidation value of our preferred equity as a percentage of total market capitalization was 26.5%, both of which were calculated based on the quoted closing price per share of the Company’s common stock of $73.22 on December 30, 2016 (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Company —Capitalization” for additional information). Our financing strategies include:

•	maintaining financial flexibility, including a low secured to unsecured debt ratio;

•	maximizing our ability to access a variety of both public and private capital sources;

•
maintaining a staggered debt maturity schedule in which the maturity dates of our debt are spread over several years to limit risk exposure at any particular point in the capital and credit market cycles;

•	completing financing in advance of the need for capital;

•	managing interest rate exposure by generally maintaining a greater amount of fixed-rate debt as compared to variable-rate debt; and

•	maintaining our credit ratings.

We utilize multiple sources of capital, including borrowings under our unsecured line of credit, proceeds from the issuance of public or private debt or equity securities and other bank and/or institutional borrowings and our capital recycling program, including strategic venture sources. There can be no assurance that we will be able to obtain capital as needed on terms favorable to us or at all. See the discussion under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors That May Influence Future Results of Operations” and “Item 1A. Risk Factors.”

Sustainability Strategies. We make excellence in sustainability a core competence by:

•
managing our properties to offer the maximum degree of utility and operational efficiency to tenants. We offer tenant sustainability programs focused on helping our tenants reduce their energy and water consumption and increase their recycling diversion rates. Many of our assets are in zones impacted by California’s drought, and as such face the risk of increased water costs and fines for high consumption. We have mitigated these risks through comprehensive, proactive water reductions throughout our portfolio, including domestic fixture upgrades, cooling tower optimizations, a comprehensive leak detection program, and irrigation systems retrofits. We also incorporate green lease language into 100% of our new leases, including a cost recovery clause for resource-efficiency related capital in full-service gross leases, which align tenant and landlord interests on energy, water and waste efficiency. Green leases (also known as aligned leases, high performance leases or energy efficient leases) align the financial and energy incentives of building owners and tenants so they can work together to save money, conserve resources and ensure the efficient operation of buildings. We were honored in 2014 to be part of the inaugural class of Green Lease Leaders, the Institute for Market Transformation's (“IMT's”) program to encourage green leasing in real estate. In 2016, IMT honored us again with two Green Lease Leaders Team Transaction awards. Energy and water consumption data for the last three audited years are as follows:

Energy consumption:

Year (1)	Energy Consumption Data Coverage as % of Floor Area (2)	Total Energy Consumed by Portfolio Area with Data Coverage (MWh) (3)	% of Energy Generated From Renewable Resources	Like-for-Like Change in Energy Consumption of Portfolio Area with Data Coverage (4)	% of Eligible Portfolio that has Obtained an Energy Rating and is Certified to ENERGY STAR
2015	92%	273,381	3%	(5)%	65%
2014	88%	267,391	5%	(2)%	56%
2013	84%	261,191	3%	(2)%	53%

Water consumption:

Year (1)	Water Withdrawal Data Coverage as a % of Total Floor Area (5)	Total Water Withdrawn by Portfolio Area (kgal) (6)	Like-for-like Change in Water Withdrawn for Portfolio Area with Data Coverage (4)
2015	94%	832,737	(11)%
2014	92%	950,357	(2)%
2013	89%	900,809	1%
________________________

(1)	Full 2016 calendar year energy and water data is not available until March 30, 2017. 2015 is the most recent year for which full energy and water data is available and verified by a third party.

(2)
Floor area is considered to have complete energy consumption data coverage when energy consumption data (i.e., energy types and amounts consumed) is obtained by the Company for all types of energy consumed in the relevant floor area during the fiscal year, regardless of when such data was obtained.

(3)
The scope of energy includes energy purchased from sources external to the Company and its tenants or produced by the Company or its tenants themselves (self-generated) and energy from all sources, including direct fuel usage, purchased electricity, and heating, cooling and steam energy.

(4)	Data reported in MWh on a like-for-like comparison excludes assets which have been acquired, disposed, under development or have been largely refurbished over the past twenty-four months.

(5)
Floor area is considered to have complete water withdrawal data coverage when water withdrawal data (i.e., amounts withdrawn) is obtained by the registrant in the relevant floor area during the fiscal year, regardless of when such data was obtained.

(6)
Water sources include surface water (including water from wetlands, rivers, lakes and oceans), groundwater, rainwater collected directly and stored by the registrant, wastewater obtained from other entities, municipal water supplies or supply from other water utilities.

•
building our current development projects to Leadership in Energy and Environmental Design (“LEED”) specifications. All of our office development projects are now designed to achieve LEED certification, either LEED Platinum or Gold;

•
actively pursuing LEED certification for approximately 1.1 million square feet of office space under construction. In addition, an analysis of energy performance is included in our standard due diligence process for acquisitions, and reducing energy use year over year is a comprehensive goal of our operational strategy. This is accomplished through systematic energy auditing, mechanical, lighting and other building upgrades, optimizing operations and engaging tenants. During the past few years we have significantly enhanced the sustainability profile of our portfolio, ending 2016 with 51% of our properties LEED certified and 69% of eligible properties ENERGY STAR certified. During 2016, the Company was recognized for our sustainability efforts with multiple industry leadership awards, including NAREIT’s 2016 Office Leader in the Light Award and ENERGY STAR Partner of the Year Sustained Excellence award. The Company was also recognized by the Global Real Estate Sustainability Benchmark as the North American leader in sustainability for the third year in a row, and was ranked first among 178 North American participants across all asset types;

Significant Tenants

As of December 31, 2016, our 15 largest tenants in terms of annualized base rental revenues represented approximately 37.3% of our total annualized base rental revenues, defined as annualized monthly contractual rents from existing tenants as of December 31, 2016. Annualized base rental revenue includes the impact of straight-lining rent escalations and the amortization of free rent periods and excludes the impact of the following: amortization of deferred revenue related tenant-funded tenant improvements, amortization of above/below market rents, amortization for lease incentives due under existing leases and expense reimbursement revenue.

For further information on our 15 largest tenants and the composition of our tenant base, see “Item 2. Properties —Significant Tenants.”

Competition

We compete with several developers, owners, operators and acquirers of office, undeveloped land and other commercial real estate, including mixed-use and residential real estate, many of which own properties similar to ours in the same submarkets in which our properties are located. For further discussion of the potential impact of competitive conditions on our business, see “Item 1A. Risk Factors.”

Segment and Geographic Financial Information

During 2016 and 2015, we had one reportable segment, our office properties segment. For information about our office property revenues and long-lived assets and other financial information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Results of Operations.”

As of December 31, 2016, all of our properties and development projects were owned and all of our business was conducted in the state of California with the exception of twelve office properties and one future development project located in the state of Washington. As of December 31, 2016, all of our properties and development projects were 100% owned, excluding four office properties owned by three consolidated property partnerships and a project held in a VIE to facilitate potential future Section 1031 Exchanges, which have been consolidated for financial reporting purposes (see Note 2 “Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included in this report for further information).

Employees

As of December 31, 2016, we employed 245 people through the Operating Partnership, KSLLC, and Kilroy Realty TRS, Inc. We believe that relations with our employees are good.

Environmental Regulations and Potential Liabilities

Government Regulation Relating to the Environment.    Many laws and governmental regulations relating to the environment are applicable to our properties, and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently and may adversely affect us.

Existing conditions at some of our properties.    Independent environmental consultants have conducted Phase I or similar environmental site assessments on all of our properties. We generally obtain these assessments prior to the acquisition of a property and may later update them as required for subsequent financing of the property, if a property is slated for disposition, or as requested by a tenant. Consultants are required to perform Phase I assessments to American Society for Testing and Materials standards then-existing for Phase I site assessments and typically include a historical review, a public records review, a visual inspection of the surveyed site, and the issuance of a written report. These assessments do not generally include any soil samplings or subsurface investigations; however, if a Phase 1 does recommend that soil samples be taken or other subsurface investigations take place, we generally perform such recommended actions. Depending on the age of the property, the Phase I may have included an assessment of asbestos-containing materials or a separate hazardous materials survey may have been conducted. For properties where asbestos-

containing materials were identified or suspected, an operations and maintenance plan was generally prepared and implemented.

Historical operations at or near some of our properties, including the presence of underground or above ground storage tanks, may have caused soil or groundwater contamination. In some instances, the prior owners of the affected properties conducted remediation of known contamination in the soils on our properties, and we may be required to conduct further clean-up of the soil at these properties. As of December 31, 2016, we had accrued environmental remediation liabilities of approximately $25.1 million recorded on our consolidated balance sheets in connection with certain development projects and recent development acquisitions. The accrued environmental remediation liabilities represent the costs we estimate we will incur when we commence development at various development acquisition sites. These estimates, which we developed with the assistance of a third party expert, consist primarily of the removal of contaminated soil and other related costs since we are required to dispose of any existing contaminated soil when we develop new properties as these sites. It is possible that we could incur additional environmental remediation costs in connection with these recent development acquisitions. However, given we are in the early stages of development on certain of these projects, potential additional environmental costs are not reasonably estimable at this time. See Note 18 “Commitments and Contingencies” to our consolidated financial statements included in this report for additional information. Other than the accrued environmental liabilities recorded in connection with certain of our development projects, we are not aware of any such condition, liability, or concern by any other means that would give rise to material environmental liability. However, our assessments may have failed to reveal all environmental conditions, liabilities, or compliance concerns; there may be material environmental conditions, liabilities, or compliance concerns that arose at a property after the review was completed; future laws, ordinances, or regulations may impose material additional environmental liability; and environmental conditions at our properties may be affected in the future by tenants, third parties, or the condition of land or operations near our properties, such as the presence of underground storage tanks or migrating plumes. We cannot be certain that costs of future environmental compliance will not have an adverse effect on our financial condition, results of operations, cash flow, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to security holders.

Use of hazardous materials by some of our tenants.    Some of our tenants handle hazardous substances and wastes on our properties as part of their routine operations. Environmental laws and regulations may subject these tenants, and potentially us, to liability resulting from such activities. We generally require our tenants in their leases to comply with these environmental laws and regulations and to indemnify us for any related liabilities. As of December 31, 2016, other than routine cleaning materials, approximately 5-8% of our tenants handled hazardous substances and/or wastes on approximately 1-3% of the aggregate square footage of our properties as part of their routine operations. These tenants are primarily involved in the life sciences business. The hazardous substances and wastes are primarily comprised of diesel fuel for emergency generators and small quantities of lab and light manufacturing chemicals including, but not limited to, alcohol, ammonia, carbon dioxide, cryogenic gases, dichlorophenol, methane, naturalyte acid, nitrogen, nitrous oxide, and oxygen which are routinely used by life science companies. We are not aware of any material noncompliance, liability, or claim relating to hazardous or toxic substances or petroleum products in connection with any of our properties, and management does not believe that on-going activities by our tenants will have a material adverse effect on our operations.

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

Risks Related to our Business and Operations

Global market, economic and geopolitical conditions may adversely affect our business, results of operations, liquidity and financial condition and those of our tenants. Our business may be adversely affected by global market, economic and geopolitical conditions, including general global economic and political uncertainty and dislocations in the credit markets. Concern about continued stability of the economy, political landscape and credit markets generally, and the strength of counterparties specifically, may lead lenders and institutional investors to reduce or, in some cases, cease to provide funding to borrowers. Volatility in the U.S. and international capital markets, political and geopolitical uncertainty, and concern over a return to recessionary conditions in global economies, and in the California economy in particular, may adversely affect our business, results of operations, liquidity and financial condition and the business, results of operations, liquidity and financial condition of our tenants. In addition, if these market conditions continue or worsen, they may limit our ability and the ability of our tenants to timely refinance maturing liabilities and access the capital markets to meet liquidity needs.

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

Events and conditions applicable to owners and operators of real estate that are beyond our control and could impact our economic performance and the value of our real estate assets may include:

•	local oversupply or reduction in demand for office, mixed-use or other commercial space, which may result in decreasing rental rates and greater concessions to tenants;

•	inability to collect rent from tenants;

•	vacancies or inability to rent space on favorable terms or at all;

•	inability to finance property development and acquisitions on favorable terms or at all;

•	increased operating costs, including insurance premiums, utilities and real estate taxes;

•	costs of complying with changes in governmental regulations;

•	the relative illiquidity of real estate investments;

•	declines in real estate asset valuations, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing;

•	changing submarket demographics;

•	changes in space utilization by our tenants due to technology, economic conditions and business culture;

•	the development of harmful mold or other airborne toxins or contaminants that could damage our properties or expose us to third-party liabilities; and

•	property damage resulting from seismic activity or other natural disasters.

We depend upon significant tenants, and the loss of a significant tenant could adversely affect our financial condition, results of operations, ability to borrow funds and cash flows. As of December 31, 2016, our 15 largest tenants represented approximately 37.3% of total annualized base rental revenues. See further discussion on the composition of our tenants by industry and our largest tenants under “Item 2. Properties —Significant Tenants.”

Our financial condition, results of operations, ability to borrow funds and cash flows would be adversely affected if any of our significant tenants fails to renew its lease(s), renew its lease(s) on terms less favorable to us, or becomes bankrupt or insolvent or otherwise unable to satisfy its lease obligations.

Downturn in tenants’ businesses may reduce our revenues and cash flows. For the year ended December 31, 2016, we derived approximately 98.9% of our revenues from rental income and tenant reimbursements. A tenant may experience a downturn in its business, which may weaken its financial condition and result in its failure to make timely rental payments or result in defaults under our leases. In the event of default by a tenant, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.

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

A large percentage of our tenants operate in a concentrated group of industries and downturns in these industries could adversely affect our financial condition, results of operations and cash flows. As of December 31, 2016, as a percentage of our annualized base rental revenue, 42% of our tenants operated in the technology industry, 16% in the life science and health care industries, 12% in the finance, insurance and real estate industries, 10% in the media industry,

9% in the professional, business and other services industries and 11% in other industries. As we continue our development and potential acquisition activities in markets populated by knowledge and creative based tenants in the technology and media industries, our tenant mix could become more concentrated, further exposing us to risks associated with those industries. For a further discussion of the composition of our tenants by industry, see “Item 2. Properties —Significant Tenants.” An economic downturn in any of these industries, or in any industry in which a significant number of our tenants currently or may in the future operate, could negatively impact the financial condition of such tenants and cause them to fail to make timely rental payments or default on lease obligations, fail to renew their leases or renew their leases on terms less favorable to us, become bankrupt or insolvent, or otherwise become unable to satisfy their obligations to us. As a result, a downturn in an industry in which a significant number of our tenants operate could adversely affect our financial conditions, result of operations and cash flows.

We may be unable to renew leases or re-lease available space. Most of our income is derived from the rent earned from our tenants. We had office space representing approximately 4.0% of the total square footage of our stabilized office properties that was not occupied as of December 31, 2016. In addition, leases representing approximately 8.2% and 10.4% of the leased rentable square footage of our properties are scheduled to expire in 2017 and 2018, respectively. Above market rental rates on some of our properties may force us to renew or re-lease expiring leases at rates below current lease rates. We cannot provide any assurance that leases will be renewed, available space will be re-leased or that our rental rates will be equal to or above the current rental rates. If the average rental rates for our properties decrease, existing tenants do not renew their leases, or available space is not re-leased, our financial condition, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders could be adversely affected.

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

We may not be able to meet our debt service obligations. As of December 31, 2016, we had approximately $2.3 billion aggregate principal amount of indebtedness, of which $7.3 million in principal payments will be paid during the year ended December 31, 2017, including $1.2 million that was repaid at par on January 31, 2017. Our total debt and preferred equity at December 31, 2016 represented 26.5% of our total market capitalization (which we define as the aggregate of our long-term debt, liquidation value of our preferred equity, and the market value of the Company’s common stock and the Operating Partnership’s common units of limited partnership interest, or common units). For calculation of our market capitalization and additional information on debt maturities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the

Company —Capitalization” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Operating Partnership —Liquidity Uses.”

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

We face significant competition, which may decrease the occupancy and rental rates of our properties. We compete with several developers, owners and operators of office, undeveloped land and other commercial real estate, including mixed-use and residential real estate, many of which own properties similar to ours in the same submarkets in which our properties are located but which have lower occupancy rates than our properties. Therefore, our competitors have an incentive to decrease rental rates until their available space is leased. If our competitors offer space at rental rates below the rates currently charged by us for comparable space, we may be pressured to reduce our rental rates below those currently charged in order to retain tenants when our tenant leases expire. As a result, our financial condition, results of operations, cash flow, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders may be adversely affected.

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

We are subject to environmental and health and safety laws and regulations, and any costs to comply with, or liabilities arising under, such laws and regulations could be material. As an owner, operator, manager, acquirer and developer of real properties, we are subject to environmental and health and safety laws and regulations. Certain of these laws and regulations impose joint and several liability, without regard to fault, for investigation and clean-up costs on current and former owners and operators of real property and persons who have disposed of or released hazardous substances into the environment. At some of our properties, there are asbestos-containing materials, or tenants routinely handle hazardous substances as part of their operations. In addition, historical operations, including the presence of underground storage tanks, have caused soil or groundwater contamination at or near some of our properties. Although we believe that the prior owners of the affected properties or other persons may have conducted remediation of known contamination at these properties, not all such contamination has been remediated and further clean-up at these properties may be required. As of December 31, 2016, we had accrued environmental remediation liabilities of approximately $25.1 million recorded on our consolidated balance sheets in connection with certain development projects and recent development acquisitions. The accrued environmental remediation liabilities represent the costs we estimate we will incur when we commence development at various development acquisition sites. These estimates, which we developed with the assistance of a third party expert, consist primarily of the removal of contaminated soil and other related costs since we are required to dispose of any existing contaminated soil when we develop new office properties as these sites. It is possible that we could incur additional environmental remediation costs in connection with these recent development acquisitions. However, given we are in the early stages of development on certain of these projects, potential additional environmental costs are not reasonably estimable at this time. Unknown or unremediated contamination or the compliance with existing or new environmental or health and safety laws and regulations could require us to incur costs or liabilities that could be material. See “Item 1. Business —Environmental Regulations and Potential Liabilities.”

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

There are significant risks associated with property acquisition, development and redevelopment. We may be unable to successfully complete and operate acquired, developed and redeveloped properties, and it is possible that:

•	we may be unable to lease acquired, developed or redeveloped properties on lease terms projected at the time of acquisition, development or redevelopment or within budgeted timeframes;

•
the operating expenses at acquired, developed or redeveloped properties may be greater than projected at the time of acquisition, development or redevelopment, resulting in our investment being less profitable than we expected;

•	we may not commence or complete development or redevelopment properties on schedule or within budgeted amounts or at all;

•	we may not be able to develop or redevelop the estimated square footage and other features of our development and redevelopment properties;

•
we may suspend development or redevelopment projects after construction has begun due to changes in economic conditions or other factors, and this may result in the write-off of costs, payment of additional costs or increases in overall costs when the development or redevelopment project is restarted;

•
we may expend funds on and devote management’s time to acquisition, development or redevelopment properties that we may not complete and as a result we may lose deposits or fail to recover expenses already incurred;

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

We face risks associated with the development of mixed-use commercial properties. We are currently developing, and in the future may develop, properties either alone or through joint ventures that are known as “mixed-use” developments. This means that in addition to the development of office space, the project may also include space for residential, retail or other commercial purposes. Generally, we have less experience developing and managing non-office real estate. As a result, if a development project includes non-office space, we may develop that space ourselves or seek to partner with a third-party developer with more experience. If we do not partner with such a developer, or if we choose to develop the space ourselves, we would be exposed to specific risks associated with the development and ownership of non-office real estate. In addition, if we elect to participate in the development through a joint venture, we may be exposed to the risks associated with the failure of the other party to complete the development as expected, which could require that we identify another joint venture partner and/or complete the project ourselves (including providing any necessary financing). In the case of residential properties, these risks include competition for prospective tenants from other operators whose properties may be perceived to offer a better location or better amenities or whose rent may be perceived as a better value given the quality, location and amenities that the tenant seeks. With residential properties, we will also compete against apartments, condominiums and single-family homes that are for sale or rent. Because we have less experience with residential properties, we may retain third parties to manage these properties. If we decide to wholly own a non-office project and hire a third-party manager, we could be dependent on that party and its key personnel to provide services to us, and we may not find a suitable replacement if the management agreement is terminated, or if key personnel leave or otherwise become unavailable to us.

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers' financial condition, and disputes between us and our co-venturers and could expose us to potential liabilities and losses. In addition to the 100 First LLC and 303 Second LLC strategic ventures formed during 2016 and the Redwood City Partners, LLC venture formed during 2013, we may continue to co-invest in the future with third parties through partnerships, joint ventures or other entities, or through acquiring non-controlling interests in, or sharing responsibility for, managing the affairs of a property, partnership, joint venture or other entity, which may subject us to risks that may not be present with other methods of ownership, including the following:

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

We own certain properties subject to ground leases and other restrictive agreements that limit our uses of the properties, restrict our ability to sell or otherwise transfer the properties and expose us to the loss of the properties if such agreements are breached by us, terminated or not renewed. As of December 31, 2016, we owned thirteen office buildings, located on various land parcels and regions, which we lease individually on a long-term basis. As of December 31, 2016, we had approximately 2.0 million aggregate rentable square feet, or 14.4% of our total stabilized portfolio, of rental space located on these leased parcels and we may in the future invest in additional properties that are subject to ground leases or other similar restrictive arrangements. Many of these ground leases and other restrictive agreements impose significant limitations on our uses of the subject property, restrict our ability to sell or otherwise transfer our interests in the property or restrict our leasing of the property. These restrictions may limit our ability to timely sell or exchange the properties, impair the properties’ value or negatively impact our ability to find suitable tenants for the properties. In addition, if we default under the terms of any particular lease, we may lose the ownership rights to the property subject to the lease. Upon expiration of a lease, we may not be able to renegotiate a new lease on favorable terms, if at all. The loss of the ownership rights to these properties or an increase of rental expense could have an adverse effect on our financial condition, results of operations, cash flow, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

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

An increase in interest rates could increase our interest costs on variable rate debt and new debt and could adversely affect our ability to refinance existing debt, conduct development, redevelopment and acquisition activity and recycle capital. As of December 31, 2016 approximately 8.1% of our total outstanding debt was subject to variable interest rates and therefore subject to interest rate risk. In addition, we have an unsecured revolving credit facility bearing interest at a variable rate on all amounts drawn on the facility and we may incur additional variable rate debt in the future. If interest rates increase, so could our interest costs for any variable rate debt and for new debt. This increased cost could make the financing of any development, redevelopment and acquisition activity costlier. Rising interest rates could also limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. In addition, an increase in interest rates could decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to recycle capital and our portfolio promptly in response to changes in economic or other conditions.

We manage a portion of our exposure to interest rate risk by accessing debt with staggered maturities, and we may in the future mitigate this risk through the use of derivative instruments, including interest rate swap agreements or other interest rate hedging agreements, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risks that counter parties may fail to honor their obligations, that we could incur significant costs associated with the settlement of these agreements, that the amount of income we earn from hedging transactions may be limited by federal tax provisions governing REITs, that these agreements may cause us to pay higher interest rates on our debt obligations than would otherwise be the case and that underlying transactions could fail to qualify as highly-effective cash flow hedges under the accounting guidance. As a result, failure to hedge effectively against interest rate risk, if we choose to engage in such activities, could adversely affect our financial condition, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

The trading price of our common stock may fluctuate significantly. The trading price of our common stock may fluctuate significantly. Between January 1, 2016 and February 13, 2017, the closing sale price of KRC’s common stock on the New York Stock Exchange, or the NYSE, ranged from $47.38 to $76.88 per share. The trading price of our common stock may fluctuate in response to many factors, including:

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

Changes in accounting pronouncements could adversely affect our operating results, in addition to the reported financial performance of our tenants. Uncertainties posed by various initiatives of accounting standard-setting by the Financial Accounting Standards Board and the SEC, which establish and govern accounting standards for U.S. companies, may change the financial accounting and reporting standards or their interpretation and application of these standards that govern the preparation of our financial statements, including the adoption of the lease accounting standard.

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

We face risks associated with our tenants and contractual counterparties being designated “Prohibited Persons” by the Office of Foreign Assets Control. Pursuant to Executive Order 13224 and other laws, the Office of Foreign Assets Control of the United States Department of the Treasury (“OFAC”) maintains a list of persons designated as terrorists or who are otherwise blocked or banned (“Prohibited Persons”). OFAC regulations and other laws prohibit conducting business or engaging in transactions with Prohibited Persons (the “OFAC Requirements”). Certain of our loan and other agreements require us to comply with OFAC Requirements. Our leases and other agreements, in general, require the other party to comply with OFAC Requirements. If a tenant or other party with whom we contract is placed on the OFAC list, we may be required by the OFAC Requirements to terminate the lease or other agreement. Any such termination could result in a loss of revenue or a damage claim by the other party that the termination was wrongful.

The actual density of our undeveloped land holdings and/or any particular land parcel may not be consistent with our potential density estimates. As of December 31, 2016, we estimate that our seven potential development sites, representing approximately 54 gross acres of undeveloped land, provide more than 4.8 million square feet of potential density. We caution you not to place undue reliance on the potential density estimates for our undeveloped land holdings and/or any particular land parcel because they are based solely on our estimates, using data currently available to us, and our business plans as of December 31, 2016. The actual density of our undeveloped land holdings and/or any particular land parcel may differ substantially from our estimates based on numerous factors, including our inability to obtain necessary zoning, land use and other required entitlements, as well as building, occupancy and other required governmental permits and authorizations, and changes in the entitlement, permitting and authorization processes that restrict or delay our ability to develop, redevelop or use undeveloped land holdings at anticipated density levels. Moreover, we may strategically choose not to develop, redevelop or use our undeveloped land holdings to their maximum potential density or may be unable to do so as a result of factors beyond our control, including our ability to obtain capital on terms that are acceptable to us, or at all, to fund our development and redevelopment activities. We can provide no assurance that the actual density of our undeveloped land holdings and/or any particular land parcel will be consistent with our potential density estimates.

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

In certain circumstances, our limited partners must approve our dissolution and the disposition of properties contributed by the limited partners. For as long as limited partners own at least 5% of all of the Operating Partnership’s partnership interests, we must obtain the approval of limited partners holding a majority of the units representing common limited partnership interests before we may dissolve. As of December 31, 2016, limited partners owned approximately 2.5% of the Operating Partnership’s partnership interests, of which 0.8% was owned by John Kilroy. In addition, we agreed to use commercially reasonable efforts to minimize the tax consequences to common limited partners resulting from the repayment, refinancing, replacement, or restructuring of debt, or any sale, exchange, or other disposition of any of our other assets. The exercise of one or more of these approval rights by the limited partners could delay or prevent us from completing a transaction that may be in the best interest of all our security holders.

The Chairman of our board of directors and our President and Chief Executive Officer has substantial influence over our affairs. John Kilroy is the Chairman of our board of directors and our President and Chief Executive Officer. John Kilroy beneficially owned, as of December 31, 2016, approximately 1.5% of the total outstanding shares of our common stock. The percentage of outstanding shares of common stock beneficially owned includes 108,545 shares of common stock, 482,450 restricted stock units (“RSUs”) that were vested and held by John Kilroy at December 31, 2016, and assumes the exchange into shares of our common stock of the 783,192 common units of the Operating Partnership held by John Kilroy (which may be exchanged for an equal number of shares of our common stock).

Pursuant to the Company’s charter, no stockholder may own, actually or constructively, more than 7.0% (by value or by number of shares, whichever is more restrictive) of our outstanding common stock without obtaining a waiver from the board of directors. The board of directors has waived the ownership limits with respect to John Kilroy, members of his family and some of their affiliated entities. These named individuals and entities may own either actually or constructively, in the aggregate, up to 19.6% of our common stock, excluding Operating Partnership units that are exchangeable into shares of our common stock. Consequently, John Kilroy has substantial influence over the Company, and because the Company is the manager of the Operating Partnership, over the Operating Partnership, and could exercise his influence in a manner that is not in the best interest of our stockholders, noteholders or unitholders. Also, John Kilroy may, in the future, have a substantial influence over the outcome of any matters submitted to our stockholders or unitholders for approval.

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

If anyone acquires shares in excess of any ownership limits without a waiver, the transfer to the transferee will be void with respect to the excess shares, the excess shares will be automatically transferred to a trust for the benefit of a qualified charitable organization, and the purported transferee or owner will have no rights with respect to those excess shares.

The Company’s charter contains provisions that may delay, deter or prevent a change of control transaction. The following provisions of the Company’s charter may delay or prevent a change of control over us, even if a change of control might be beneficial to our security holders, deter tender offers that may be beneficial to our security holders, or limit security holders’ opportunity to receive a potential premium for their shares and/or units if an investor attempted to gain shares beyond the Company’s ownership limits or otherwise to effect a change of control:

•
the Company’s charter authorizes the board of directors to issue up to 30,000,000 shares of the Company’s preferred stock, including convertible preferred stock, without stockholder approval. The board of directors may establish the preferences, rights and other terms, including the right to vote and the right to convert into common stock any shares issued. The issuance of preferred stock could delay or prevent a tender offer or a change of control even if a tender offer or a change of control was in our security holders’ interest. As of December 31, 2016, 8,000,000 shares of the Company’s preferred stock were issued and outstanding, consisting of 4,000,000 shares of the Company’s Series G Preferred Stock and 4,000,000 shares of the Company’s Series H Preferred Stock; and

•
the Company’s charter states that any director, or the entire board of directors, may be removed from office at any time, but only for cause and then only by the affirmative vote of the holders of at least two thirds of the votes of the Company’s capital stock entitled to be cast in the election of directors.

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

We are not limited in our ability to incur debt. Our financing policies and objectives are determined by the board of directors. Our goal is to limit our dependence on leverage and maintain a conservative ratio of debt to total market capitalization. However, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. As of December 31, 2016, we had approximately $2.3 billion aggregate principal amount of indebtedness outstanding, which represented 24.5% of our total market capitalization. Our total debt and the liquidation value of our preferred equity as a percentage of total market capitalization was approximately 26.5% as of December 31, 2016. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Company —Capitalization” for a calculation of our market capitalization. These ratios may be increased or decreased without the consent of our unitholders or stockholders. Increases in the amount of debt outstanding would result in an increase in our debt service, which could adversely affect cash flow and our ability to pay dividends and distributions to our security holders. Higher leverage also increases the risk of default on our obligations and limits our ability to obtain additional financing in the future.

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

Sales of a substantial number of shares of the Company’s securities, or the perception that this could occur, could result in decreasing the quoted trading price per share of the Company’s common stock and of the Operating Partnership’s publicly-traded notes. Management cannot predict whether future issuances of shares of the Company’s common stock, or the availability of shares for resale in the open market will result in decreasing the market price per share of the Company’s common stock. As of December 31, 2016, 93,219,439 shares of the Company’s common stock and 8,000,000 shares of the Company’s preferred stock, consisting of 4,000,000 shares of Series G Preferred Stock and 4,000,000 shares of Series H Preferred Stock, were issued and outstanding.

As of December 31, 2016, the Company had reserved for future issuance the following shares of common stock: 2,381,543 shares issuable upon the exchange, at the Company’s option, of the Operating Partnership’s common units; 1.3 million shares remained available for grant under our 2006 Incentive Award Plan (see Note 15 “Shared-Based Compensation” to our consolidated financial statements included in this report); 1,395,189 shares issuable upon settlement of time-based RSUs; 659,051 shares contingently issuable upon settlement of RSUs subject to performance conditions; and 314,500 shares issuable upon exercise of outstanding options. The Company has a currently effective registration statement registering 8,320,000 shares of our common stock for possible issuance under our 2006 Incentive Award Plan. The Company has a currently effective registration statement registering 1,649,760 shares of our common stock for possible issuance to and resale by certain holders of the Operating Partnership’s common units. That registration statement also registers 94,441 shares of common stock held by John Kilroy for possible resale. Consequently, if and when the shares are issued, they may be freely traded in the public markets. The Company has a currently effective registration statement registering a total of up to 9,236,100 shares of our common stock (subject to certain anti-dilution and other potential adjustments) issuable upon conversion of our Series G preferred stock and Series H preferred stock following a “Change of Control” (as defined in the terms of the Series G preferred stock and Series H preferred stock, respectively) of the Company, and, if and when issued, will generally be freely tradable in the public markets. Consequently, if and when the shares are issued or sold under these registration statements, they will be freely tradable in the public markets.

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

Legislative or regulatory action could adversely affect our stockholders or us. In recent years, numerous legislative, judicial and administrative changes have been made to the federal income tax laws applicable to investments in REITs and similar entities. Additional changes to tax laws are likely to continue to occur in the future, and any such changes may adversely impact our ability to qualify as a REIT, our tax treatment as a REIT, our ability to comply with contractual obligations or the tax treatment of our stockholders and limited partners. Also, the law relating to the tax treatment of other entities, or an investment in other entities, could change, making an investment in such other entities more attractive relative to an investment in a REIT.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

General

Our stabilized portfolio of operating properties was comprised of the following properties at December 31, 2016:

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied	Percentage Leased
Stabilized Office Properties	108	14,025,856	549	96.0%	97.0%

	Number of Buildings	Number of Units	Percentage Occupied	Percentage Leased
Stabilized Residential Property	1	200	46.0%	56.5%

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

During the year ended December 31, 2016, we added three development projects to our stabilized portfolio consisting of two projects totaling 640,942 rentable square feet in San Francisco, California and a 73,000 rentable square foot project in Del Mar, California. These three properties were included in our stabilized office portfolio as of December 31, 2016. As of December 31, 2016, the following properties were excluded from our stabilized portfolio. We did not have any redevelopment properties as of December 31, 2016.

	Number of Properties/Projects	Estimated Office Rentable Square Feet
Properties held for sale (1)	1	67,995
Development project in “lease-up” (2)	1	377,000
Development projects under construction (2)(3)	3	1,100,000
_______________

(1)	See Note 4 “Dispositions and Real Estate Assets Held for Sale” to our consolidated financial statements included in this report for additional information.

(2)
Estimated rentable square feet upon completion. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors That May Influence Future Results of Operations —Completed, In-Process and Future Development Pipeline” for more information.

(3)	Development projects under construction also include 96,000 square feet of retail space and 237 residential units in addition to the estimated office rentable square feet noted above.

Our stabilized portfolio also excludes our near-term and future development pipeline, which as of December 31, 2016, was comprised of seven potential development sites, representing approximately 54 gross acres of undeveloped land on which we believe we have the potential to develop over 4.8 million square feet of office space, depending upon economic conditions.

As of December 31, 2016, all of our properties and development projects were owned and all of our business was conducted in the state of California with the exception of twelve office properties and one future development project located in the state of Washington. As of December 31, 2016, we owned 100% of all of our properties and developments, excluding four office properties located in San Francisco, California owned by three consolidated property partnerships, and one project held in a Variable Interest Entity (“VIE”) which we consolidated for financial reporting purposes (see Note 2 “Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included in this report). The one project held in a VIE was to facilitate future transactions intended to qualify as like-kind exchanges pursuant to Section 1031 of the Code (“Section 1031 Exchanges”) to defer taxable gains on dispositions for federal and state income tax purposes. Two of the three property partnerships, 100 First Street Member, LLC (“100 First LLC”) and 303 Second Street Member, LLC (“303 Second LLC”) each owned one office property in San Francisco,

California through subsidiary REITs (see Note 11 “Noncontrolling Interests on the Company’s Consolidated Financial Statements” and Note 12 “Noncontrolling Interests on the Operating Partnership’s Consolidated Financial Statements” to our consolidated financial statements included in this report for additional information). The third property partnership, Redwood City Partners, LLC (“Redwood LLC”) owned two office properties in Redwood City, California.

We own our interests in all of our real estate assets through the Operating Partnership and the Finance Partnership. All our properties are held in fee, except for the thirteen office buildings that are held subject to long-term ground leases for the land (see Note 18 “Commitments and Contingencies” to our consolidated financial statements included in this report for additional information regarding our ground lease obligations).

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

We believe that all of our properties are well maintained and do not require significant capital improvements. As of December 31, 2016, we managed all of our office properties through internal property managers.

Office Properties

The following table sets forth certain information relating to each of the stabilized office properties owned as of December 31, 2016.

Property Location		No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/2016 (1)	Annualized Base Rent (in $000’s) (2)	Annualized Rent Per Square Foot (2)
Los Angeles and Ventura Counties
23925 Park Sorrento, Calabasas, California	(3)	1	2001	11,789	100.0%	$421	$35.72
23975 Park Sorrento, Calabasas, California	(3)	1	2002	104,797	100.0%	3,675	35.99
24025 Park Sorrento, Calabasas, California	(3)	1	2000	108,670	97.4%	3,818	36.08
2829 Townsgate Road, Thousand Oaks, California	(3)	1	1990	84,098	100.0%	2,351	27.95
2240 E. Imperial Highway, El Segundo, California	(4)	1	1983/ 2008	122,870	100.0%	3,950	32.15
2250 E. Imperial Highway, El Segundo, California	(7)	1	1983	298,728	100.0%	9,523	32.01
2260 E. Imperial Highway, El Segundo, California	(4)	1	1983/ 2012	298,728	100.0%	10,510	35.18
909 Sepulveda Blvd., El Segundo, California	(3)	1	1972/ 2005	244,136	93.8%	6,325	29.10
999 Sepulveda Blvd., El Segundo, California	(3)	1	1962/ 2003	128,588	95.4%	3,133	26.58
6115 W. Sunset Blvd., Los Angeles, California	(5)	1	1938/ 2015	26,105	98.4%	1,566	60.97
6121 W. Sunset Blvd., Los Angeles, California	(5)	1	1938/ 2015	91,173	100.0%	4,133	45.33
6255 Sunset Blvd, Los Angeles, California	(8)	1	1971/ 1999	323,922	99.6%	12,466	39.99
3750 Kilroy Airport Way, Long Beach, California	(3)	1	1989	10,457	86.1%	109	19.95

Property Location		No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/2016 (1)	Annualized Base Rent (in $000’s) (2)	Annualized Rent Per Square Foot (2)
3760 Kilroy Airport Way, Long Beach, California	(3)	1	1989	165,278	100.0%	5,142	31.11
3780 Kilroy Airport Way, Long Beach, California	(3)	1	1989	219,745	82.0%	5,068	28.79
3800 Kilroy Airport Way, Long Beach, California	(3)	1	2000	192,476	85.8%	5,234	31.70
3840 Kilroy Airport Way, Long Beach, California	(3)	1	1999	136,026	100.0%	4,915	36.13
3880 Kilroy Airport Way, Long Beach, California	(9)	1	1987/ 2013	96,035	100.0%	2,839	29.56
3900 Kilroy Airport Way, Long Beach, California	(3)	1	1987	129,893	96.1%	2,996	24.05
8560 West Sunset Blvd, West Hollywood, California	(3)	1	1963/ 2007	71,875	83.9%	4,222	70.01
8570 West Sunset Blvd, West Hollywood, California	(3)	1	2002/ 2007	43,603	78.8%	1,835	53.42
8580 West Sunset Blvd, West Hollywood, California	(5)	1	2002/ 2007	7,126	100.0%	—	—
8590 West Sunset Blvd, West Hollywood, California	(10)	1	2002/ 2007	56,095	97.3%	1,901	34.83
12100 W. Olympic Blvd., Los Angeles, California	(3)	1	2003	152,048	100.0%	7,204	47.38
12200 W. Olympic Blvd., Los Angeles, California	(3)	1	2000	150,832	94.6%	4,290	39.67
12233 W. Olympic Blvd., Los Angeles, California	(11)	1	1980/ 2011	151,029	88.2%	3,757	50.51
12312 W. Olympic Blvd., Los Angeles, California	(6)	1	1950/ 1997	76,644	100.0%	4,096	53.44
1633 26th Street, Santa Monica, California	(4)	1	1972/ 1997	44,915	100.0%	1,270	28.28
2100/2110 Colorado Avenue, Santa Monica, California	(3)	3	1992/ 2009	102,864	100.0%	4,357	42.36
3130 Wilshire Blvd., Santa Monica, California	(3)	1	1969/ 1998	88,340	68.7%	2,146	35.34
501 Santa Monica Blvd., Santa Monica, California	(3)	1	1974	73,212	77.2%	2,802	59.57
Subtotal/Weighted Average – Los Angeles and Ventura Counties		33		3,812,097	95.0%	$126,054	$36.24
Orange County
2211 Michelson, Irvine, California	(3)	1	2007	271,556	97.8%	$9,982	$38.07
Subtotal/Weighted Average – Orange County		1		271,556	97.8%	$9,982	$38.07
San Diego County
12225 El Camino Real, Del Mar, California	(4)	1	1998	58,401	100.0%	$1,965	$33.64
12235 El Camino Real, Del Mar, California	(4)	1	1998	53,751	100.0%	2,470	45.96
12340 El Camino Real, Del Mar, California	(12)	1	2002	87,774	100.0%	3,501	43.62
12390 El Camino Real, Del Mar, California	(4)	1	2000	72,332	100.0%	3,069	42.44
12770 El Camino Real, Del Mar, California	(13)	1	2016	73,032	—%	—	—
12348 High Bluff Drive, Del Mar, California	(3)	1	1999	38,806	100.0%	916	31.37
12400 High Bluff Drive, Del Mar, California	(4)	1	2004	209,220	100.0%	10,671	51.00
3579 Valley Centre Drive, Del Mar, California	(4)	1	1999	52,418	100.0%	2,040	38.91
3611 Valley Centre Drive, Del Mar, California	(4)	1	2000	130,047	100.0%	5,451	41.92

Property Location		No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/2016 (1)	Annualized Base Rent (in $000’s) (2)	Annualized Rent Per Square Foot (2)
3661 Valley Centre Drive, Del Mar, California	(14)	1	2001	128,330	92.5%	3,561	36.12
3721 Valley Centre Drive, Del Mar, California	(15)	1	2003	115,193	100.0%	5,309	46.09
3811 Valley Centre Drive, Del Mar, California	(6)	1	2000	112,067	100.0%	5,199	46.39
12780 El Camino Real, Del Mar, California	(6)	1	2013	140,591	100.0%	6,366	45.28
12790 El Camino Real, Del Mar, California	(4)	1	2013	78,836	100.0%	3,275	41.55
13280 Evening Creek Drive South, I-15 Corridor, California	(3)	1	2008	41,196	100.0%	1,078	26.17
13290 Evening Creek Drive South, I-15 Corridor, California	(4)	1	2008	61,180	100.0%	1,453	23.75
13480 Evening Creek Drive North, I-15 Corridor, California	(4)	1	2008	149,817	100.0%	7,779	51.92
13500 Evening Creek Drive North, I-15 Corridor, California	(4)	1	2004	147,533	100.0%	6,286	42.61
13520 Evening Creek Drive North, I-15 Corridor, California	(16)	1	2004	141,128	96.4%	4,914	36.93
2355 Northside Drive, Mission Valley, California	(3)	1	1990	53,610	67.0%	941	27.36
2365 Northside Drive, Mission Valley, California	(3)	1	1990	96,437	83.0%	2,552	31.88
2375 Northside Drive, Mission Valley, California	(17)	1	1990	51,516	89.4%	1,380	29.98
2385 Northside Drive, Mission Valley, California	(3)	1	2008	89,023	95.7%	2,682	31.49
2305 Historic Decatur Road, Point Loma, California	(18)	1	2009	103,900	100.0%	3,694	35.55
10390 Pacific Center Court, Sorrento Mesa, California	(6)	1	2002	68,400	100.0%	2,449	35.81
10394 Pacific Center Court, Sorrento Mesa, California	(5)	1	1995	59,327	100.0%	1,424	24.00
10398 Pacific Center Court, Sorrento Mesa, California	(6)	1	1995	43,645	100.0%	698	15.99
10421 Pacific Center Court, Sorrento Mesa, California	(6)	1	1995/ 2002	75,899	100.0%	1,186	15.62
10445 Pacific Center Court, Sorrento Mesa, California	(6)	1	1995	48,709	100.0%	936	19.22
10455 Pacific Center Court, Sorrento Mesa, California	(5)	1	1995	88,577	45.8%	1,020	25.13
4690 Executive Drive, UTC, California	(3)	1	1999	47,846	89.3%	1,334	31.21
Subtotal/Weighted Average – San Diego County		31		2,718,541	93.2%	$95,599	$38.35
San Francisco
4100 Bohannon Drive, Menlo Park, California	(5)	1	1985	47,379	100.0%	$1,719	$36.27
4200 Bohannon Drive, Menlo Park, California	(5)	1	1987	45,451	100.0%	1,834	40.34
4300 Bohannon Drive, Menlo Park, California	(5)	1	1988	63,079	100.0%	2,920	46.30
4400 Bohannon Drive, Menlo Park, California	(5)	1	1988	48,146	100.0%	1,593	35.27
4500 Bohannon Drive, Menlo Park, California	(5)	1	1990	63,078	100.0%	2,041	32.35
4600 Bohannon Drive, Menlo Park, California	(19)	1	1990	48,147	100.0%	2,681	55.69
4700 Bohannon Drive, Menlo Park, California	(5)	1	1989	63,078	100.0%	2,275	36.07
1290-1300 Terra Bella Avenue, Mountain View, California	(5)	1	1961	114,175	100.0%	3,841	33.64

Property Location		No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/2016 (1)	Annualized Base Rent (in $000’s) (2)	Annualized Rent Per Square Foot (2)
331 Fairchild Drive, Mountain View, California	(6)	1	2013	87,147	100.0%	4,186	48.03
680 E. Middlefield Road, Mountain View, California	(6)	1	2014	170,090	100.0%	7,729	45.44
690 E. Middlefield Road, Mountain View, California	(6)	1	2014	170,823	100.0%	7,763	45.44
1701 Page Mill Road, Palo Alto, California	(5)	1	2015	128,688	100.0%	8,461	65.75
3150 Porter Drive, Palo Alto, California	(6)	1	1998	36,897	100.0%	2,051	55.59
900 Jefferson Avenue, Redwood City, California	(5)	1	2015	228,505	100.0%	13,670	59.82
900 Middlefield Road, Redwood City, California	(5)	1	2015	118,764	97.3%	6,835	59.38
303 Second Street, San Francisco, California	(20)	1	1988	740,047	95.2%	36,952	52.67
100 First Street, San Francisco, California	(21)	1	1988	467,095	91.3%	21,648	53.21
250 Brannan Street, San Francisco, California	(4)	1	1907/ 2001	95,008	100.0%	5,413	56.98
201 Third Street, San Francisco, California	(22)	1	1983	346,538	90.4%	17,202	55.81
301 Brannan Street, San Francisco, California	(4)	1	1909/ 1989	74,430	100.0%	4,092	54.98
360 Third Street, San Francisco, California	(23)	1	2013	429,796	100.0%	21,594	50.35
333 Brannan Street, San Francisco, California	(4)	1	2016	185,602	98.1%	14,827	81.44
350 Mission Street, San Francisco, California	(5)	1	2016	455,340	98.0%	23,450	52.78
1310 Chesapeake Terrace, Sunnyvale, California	(5)	1	1989	76,244	100.0%	2,369	31.08
1315 Chesapeake Terrace, Sunnyvale, California	(5)	1	1989	55,635	100.0%	1,424	25.60
1320-1324 Chesapeake Terrace, Sunnyvale, California	(5)	1	1989	79,720	100.0%	2,421	30.36
1325-1327 Chesapeake Terrace, Sunnyvale, California	(5)	1	1989	55,383	100.0%	1,234	22.29
505 N. Mathilda Avenue, Sunnyvale, California	(5)	1	2014	212,322	100.0%	9,449	44.50
555 N. Mathilda Avenue, Sunnyvale, California	(5)	1	2014	212,322	100.0%	9,449	44.50
605 N. Mathilda Avenue, Sunnyvale, California	(5)	1	2014	162,785	100.0%	7,245	44.50
599 N. Mathilda Avenue, Sunnyvale, California	(5)	1	2000	75,810	100.0%	2,203	29.04
Subtotal/Weighted Average – San Francisco		31		5,157,524	97.6%	$250,571	$50.13
Greater Seattle
601 108th Avenue NE, Bellevue, Washington	(24)	1	2000	488,470	99.6%	$17,222	$35.77
10900 NE 4th Street, Bellevue, Washington	(3)	1	1983	416,755	95.4%	14,375	36.29
10210 NE Points Drive, Kirkland, Washington	(5)	1	1988	84,641	100.0%	2,146	25.36
10220 NE Points Drive, Kirkland, Washington	(5)	1	1987	49,851	100.0%	1,291	26.14
10230 NE Points Drive, Kirkland, Washington	(5)	1	1990	98,982	100.0%	2,783	28.54
3933 Lake Washington Blvd NE, Kirkland, Washington	(5)	1	1993	46,450	81.7%	1,043	27.48
837 N. 34th Street, Lake Union, Washington	(5)	1	2008	111,580	76.2%	2,748	32.34

Property Location		No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/2016 (1)	Annualized Base Rent (in $000’s) (2)	Annualized Rent Per Square Foot (2)
701 N. 34th Street, Lake Union, Washington	(5)	1	1998	138,994	98.7%	4,654	33.92
801 N. 34th Street, Lake Union, Washington	(6)	1	1998	169,412	100.0%	4,423	26.11
320 Westlake Terry Avenue North, Lake Union, Washington	(5)	1	2007	184,643	100.0%	6,331	34.29
321 Terry Avenue North, Lake Union, Washington	(5)	1	2013	135,755	100.0%	4,465	32.89
401 Terry Avenue North, Lake Union, Washington	(6)	1	2003	140,605	100.0%	6,207	44.15
Subtotal/Weighted Average – Greater Seattle		12		2,066,138	97.2%	$67,688	$33.85
TOTAL/WEIGHTED AVERAGE		108		14,025,856	96.0%	$549,894	$41.56
_________________

(1)	Based on all leases at the respective properties in effect as of December 31, 2016. Includes month-to-month leases as of December 31, 2016.

(2)
Annualized base rental revenue includes the impact of straight-lining rent escalations and the amortization of free rent periods and excludes the impact of the following: amortization of deferred revenue related tenant-funded tenant improvements, amortization of above/below market rents, amortization for lease incentives due under existing leases and expense reimbursement revenue. Excludes month-to-month leases and vacant space as of December 31, 2016.

(3)	For these properties, the leases are written on a full service gross basis.

(4)	For these properties, the leases are written on a modified gross basis.

(5)	For these properties, the leases are written on a triple net basis.

(6)	For these properties, the leases are written on a modified net basis.

(7)	For this property, leases of approximately 246,000 rentable square feet are written on a modified gross basis and approximately 53,000 rentable square feet are written on a full service gross basis.

(8)	For this property, leases of approximately 306,000 rentable square feet are written on a full service gross basis and approximately 16,000 rentable square feet are written on a triple net basis.

(9)	For this property, leases of approximately 46,000 rentable square feet are written on a modified net basis and approximately 50,000 rentable square feet are written on a full service gross basis.

(10)	For this property, leases of approximately 49,000 rentable square feet are written on a full service gross basis and approximately 5,000 rentable square feet are written on a triple net basis.

(11)
For this property, leases of approximately 15,000 rentable square feet are written on a full service gross basis, approximately 93,000 rentable square feet are written on a modified gross basis and approximately 25,000 rentable square feet are written on a gross basis.

(12)	For this property, leases of approximately 78,000 rentable square feet are written on a modified gross basis and approximately 10,000 rentable square feet are written on a full service gross basis.

(13)	These properties are vacant.

(14)	For this property, leases of approximately 33,000 rentable square feet are written on a full service gross basis, and approximately 85,000 rentable square feet are written on a modified gross basis.

(15)	For this property, leases of approximately 23,000 rentable square feet are written on a full service gross basis and approximately 92,000 rentable square feet are written on a modified gross basis.

(16)	For this property, leases of approximately 19,000 rentable square feet are written on a full service gross basis and approximately 117,000 rentable square feet are written on a modified gross basis.

(17)	For this property, leases of approximately 29,000 rentable square feet are written on a gross basis and approximately 17,000 rentable square feet are written on a full service gross basis.

(18)	For this property, leases of approximately 82,000 rentable square feet are written on a full service gross basis and approximately 22,000 rentable square feet are written on a gross basis.

(19)	For this property, leases of approximately 20,000 rentable square feet are written on a gross basis and approximately 29,000 rentable square feet are written on a triple net basis.

(20)
For this property, leases of approximately 458,000 rentable square feet are written on a full service gross basis, approximately 24,000 rentable square feet are written on a triple net basis, approximately 38,000 rentable square feet are written on a gross basis and approximately 185,000 rentable square feet are written on a modified gross basis.

(21)
For this property, leases of approximately 84,000 rentable square feet are written on a gross basis, approximately 334,000 rentable square feet are written on a full service gross basis and approximately 8,000 rentable square feet is written on a triple net basis.

(22)
For this property, leases of approximately 322,000 rentable square feet are written on a full service gross basis, approximately 12,000 rentable square feet are written on a triple net basis, and approximately 8,000 rentable square feet are written on a modified net basis.

(23)
For this property, leases of approximately 390,000 rentable square feet are written on a modified gross basis, approximately 37,000 rentable square feet are written on a full service gross basis, and approximately 3,000 rentable square feet are written on a triple net basis.

(24)	For this property, leases of approximately 480,000 rentable square feet are written on a triple net basis and approximately 6,000 rentable square feet are written on a modified gross basis.

Completed Development Projects and Development Projects in Lease-Up

During the year ended December 31, 2016, we added the following development projects to our stabilized portfolio of operating properties:

	Construction Period
Stabilized Office Projects	Start Date	Completion Date	Stabilization Date	Rentable Square Feet	Office % Committed (1)
350 Mission Street, San Francisco, California	4Q 2012	3Q 2015	2Q 2016	455,340	100.0%
333 Brannan Street, San Francisco, California	4Q 2013	3Q 2015	2Q 2016	185,602	100.0%
The Heights at Del Mar Del Mar, California	4Q 2014	4Q 2015	4Q 2016	73,000	65.0%
TOTAL:				713,942	96.0%
_______________________

(1)
Committed space refers to executed leases or letters of intent. Commitments not supported by executed leases are not binding obligations and there can be no assurance that they will result in executed leases on the terms contemplated or at all.

	Construction Period
Stabilized Residential Project	Start Date	Completion Date	Number of Units	Percentage Leased
Columbia Square Residential	3Q 2013	2Q 2016	200	56.5%

As of December 31, 2016, the following property was in “lease-up”:

	Construction Period
Lease-up Projects	Start Date	Completion Date	Estimated Stabilization Date	Rentable Square Feet	Office % Committed (1)
Columbia Square Phase 2 - Office Hollywood, California	3Q 2013	1Q 2016	1Q 2017	377,000	86.0%
_______________________

(1)
Committed space refers to executed leases or letters of intent. Commitments not supported by executed leases are not binding obligations and there can be no assurance that they will result in executed leases on the terms contemplated or at all.

In-Process, Near-Term and Future Development Pipeline

The following table sets forth certain information relating to our in-process development pipeline as of December 31, 2016.

	Estimated Construction Period		Estimated Stabilization Date	Estimated Rentable Square Feet	Office % Leased
In-Process Development Projects	Start Date	Completion Date

UNDER CONSTRUCTION:
Office
The Exchange on 16th (1)	2Q 2015	3Q 2017	3Q 2018	700,000	—%
100 Hooper (2)	4Q 2016	1Q 2018	1Q 2019	400,000	66%
SUBTOTAL:				1,100,000	20%

Mixed-Use
One Paseo - Phase I (Retail and Residential) (3)	4Q 2016	2Q 2018	2Q 2019	96,000 Retail	N/A
				237 Units
_______________________

(1)	Represents timing, estimated rentable square feet and total estimated investment for multi-tenant office project.

(2)
The project is comprised of approximately 314,000 square feet of office and 86,000 square feet of production, distribution and repair (“PDR”) space. The Company entered into a long term lease with Adobe Systems Inc. for 207,000 square feet of office space which was approximately 66% of the office component at December 31, 2016, As of the date of this filling the office component of the project was 100% pre-leased to Adobe Systems Inc. The Company intends to develop an adjacent 50,000 square foot building located at 150 Hooper with a total estimated investment of approximately $21.0 million.

(3)
In July 2016, the Company received final entitlement approval for this project. Development for this project will occur in phases. Phase I includes site work and related infrastructure for the entire project, as well as 237 residential units and approximately 96,000 square feet of retail space.

The following table sets forth certain information relating to our near-term and future development pipeline as of December 31, 2016.

Location	Location	Approx. Developable Square Feet (1)
NEAR-TERM DEVELOPMENT PIPELINE:

333 Dexter (2)	South Lake Union	700,000
Academy Project	Hollywood	545,000
One Paseo - Phases II and III (3)	Del Mar	640,000
TOTAL:		1,885,000

FUTURE DEVELOPMENT PIPELINE:

Flower Mart	San Francisco	TBD
9455 Towne Centre Drive	San Diego	150,000
Pacific Corporate Center – Lot 8	Sorrento Mesa	170,000
Santa Fe Summit – Phases II and III	56 Corridor	600,000
_______________________

(1)
Approximate developable square feet could change materially from estimated data provided due to one of more of the following: any significant changes in the economy, market conditions, our markets, tenant requirements and demands, construction costs, new office supply, regulatory and entitlement processes or project design.

(2)	Consists of four adjacent parcels in the South Lake Union submarket of Seattle.

(3)
In July 2016, the Company received final entitlement approval for this project. Development for this project will occur in phases. Phases II and III, comprised of office and residential, will commence subject to market conditions and economic factors.

Significant Tenants

The following table sets forth information about our 15 largest tenants based upon annualized base rental revenues, as defined below, as of December 31, 2016.

Tenant Name	Annualized Base Rental Revenue(1)(2)	Percentage of Total Annualized Base Rental Revenue(1)	Lease Expiration Date
	(in thousands)
LinkedIn Corporation	$28,344	5.1%	Various (4)
salesforce.com, inc (3)	24,183	4.4%	Various (5)
DIRECTV, LLC	22,467	4.1%	September 2027
Box, Inc.	22,441	4.1%	Various (6)
Synopsys, Inc.	15,492	2.8%	August 2030
Bridgepoint Education, Inc.	15,066	2.7%	Various (7)
Dropbox, Inc.	14,827	2.7%	August 2027
Delta Dental of California	10,313	1.9%	May 2018
AMN Healthcare, Inc.	9,001	1.6%	July 2027
Concur Technologies	8,852	1.6%	December 2025
Biotech/Healthcare Industry Tenant	8,461	1.5%	September 2029
Riot Games, Inc.	6,817	1.2%	Various (8)
Zenefits Insurance Service	6,756	1.2%	Various (9)
Adobe Systems, Inc.	6,596	1.2%	Various (10)
Group Health Cooperative	6,372	1.2%	September 2017
Total	$205,988	37.3%
_______________________________________

(1)
Annualized base rental revenue includes the impact of straight-lining rent escalations and the amortization of free rent periods and excludes the impact of the following: amortization of deferred revenue related tenant-funded tenant improvements, amortization of above/below market rents, amortization for lease incentives due under existing leases, and expense reimbursement revenue. Excludes month-to-month leases and vacant space as of December 31, 2016.

(2)	Includes 100% of the annualized base rental revenues of consolidated property partnerships.

(3)	The Company has entered into leases with various affiliates of the tenant.

(4)	The LinkedIn Corporation leases, which contribute $2.2 million and $26.1 million, expire in July 2019 and September 2026, respectively.

(5)	The salesforce.com, inc leases, which contribute $0.4 million, $0.4 million, and $23.4 million, expire in August 2017, August 2018 and September 2032, respectively.

(6)	The Box, Inc. leases, which contribute $2.1 million and $20.4 million, expire in August 2021 and June 2028, respectively.

(7)	The Bridgepoint Education Inc. leases, which contribute $1.0 million, $6.3 million and $7.8 million, expire in February 2017, July 2018 and September 2018, respectively.

(8)	The Riot Games, Inc. leases, which contribute $0.1 million, $1.6 million, and $5.1 million, expire in September 2020, November 2020, and November 2024, respectively.

(9)	The Zenefits Insurance Service leases, which contribute $0.7 million and $6.1 million, expire in January 2017 and March 2023, respectively.

(10)	The Adobe Systems, Inc. leases, which contribute $4.4 million and $2.2 million, expire in July 2020 and May 2021, respectively.

The following pie chart sets forth the composition of our tenant base by industry and as a percentage of our annualized base rental revenue based on the North American Industry Classification System as of December 31, 2016.

Other Services, 5%
Wholesale and Retail Trade, 2%
Manufacturing, 1%
Life Science & Health Care, 16%
Technology, 42%
Finance, Insurance, and Real Estate, 12%
Profess., Bus., and Other Services, 9%
Education, 3%
Media, 10%

Lease Expirations

The following table sets forth a summary of our office lease expirations for each of the next ten years beginning with 2017, assuming that none of the tenants exercise renewal options or termination rights. See further discussion of our lease expirations under “Item 1A. Risk Factors”.

Lease Expirations

Year of Lease Expiration	# of Expiring Leases	Total Square Feet	% of Total Leased Square Feet	Annualized Base Rent (000’s)(1) (2)	% of Total Annualized Base Rent(1)	Annualized Rent per Square Foot (1)
2017	107	1,077,323	8.2%	$40,929	7.4%	$37.99
2018	82	1,392,576	10.4%	55,896	10.2%	40.14
2019	103	1,680,867	12.7%	60,869	11.1%	36.21
2020	104	2,041,185	15.5%	78,506	14.3%	38.46
2021	85	1,103,693	8.4%	46,873	8.5%	42.47
2022	43	594,164	4.5%	25,055	4.5%	42.17
2023	30	713,976	5.4%	33,851	6.1%	47.41
2024	25	711,568	5.4%	28,854	5.2%	40.55
2025	8	101,642	0.8%	4,688	0.9%	46.12
2026	19	1,309,958	9.9%	50,320	9.2%	38.41
2027 and beyond	22	2,477,604	18.8%	124,053	22.6%	50.07
Total(3)	628	13,204,556	100.0%	$549,894	100.0%	$41.64
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

(2)	Includes 100% of consolidated property partnerships.

(3)
For leases that have been renewed early with existing tenants, the expiration date and annualized base rent information presented takes into consideration the renewed lease terms. Excludes leases not commenced as of December 31, 2016, space leased under month-to-month leases, storage leases, vacant space and future lease renewal options not executed as of December 31, 2016.

Secured Debt

As of December 31, 2016, the Operating Partnership had five outstanding mortgage notes payable which were secured by certain of our properties. Our secured debt represents an aggregate indebtedness of approximately $469.8 million. See additional information regarding our secured debt in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Sources,” Notes 8 and 9 to our consolidated financial statements and Schedule III—Real Estate and Accumulated Depreciation included with this report. Management believes that, as of December 31, 2016, the value of the properties securing the applicable secured obligations in each case exceeded the principal amount of the outstanding obligation.

ITEM 3.	LEGAL PROCEEDINGS

We and our properties are subject to routine litigation incidental to our business. These matters are generally covered by insurance. As of December 31, 2016, we are not a defendant in, and our properties are not subject to, any legal proceedings that we believe, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations, or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR KILROY REALTY CORPORATION’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “KRC.” As of the date this report was filed, there were approximately 93 registered holders of the Company’s common stock. The following table illustrates high, low, and closing prices by quarter, as well as dividends declared, during 2016 and 2015 as reported on the NYSE.

2016	High	Low	Close	Per Share Common Stock Dividends Declared
First quarter	$62.94	$47.38	$61.87	$0.3500
Second quarter	66.29	59.89	66.29	0.3750
Third quarter	73.73	66.06	69.35	0.3750
Fourth quarter (1)	76.88	66.73	73.22	2.2750
2015	High	Low	Close	Per Share Common Stock Dividends Declared
First quarter	$78.86	$70.48	$76.17	$0.3500
Second quarter	77.92	67.15	67.15	0.3500
Third quarter	73.45	63.41	65.16	0.3500
Fourth quarter	69.92	62.83	63.28	0.3500
_______________

(1)	Includes a special cash dividend of $1.90 per share of common stock that was paid on January 13, 2017.

The Company pays distributions to common stockholders quarterly each January, April, July and October, at the discretion of the board of directors. Distribution amounts depend on our FFO, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the board of directors deems relevant.

The table below reflects our purchases of equity securities during the three month period leading up to December 31, 2016.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs
October 1 - October 31, 2016	—		$—	—	—
November 1 - November 30, 2016	—		$—	—	—
December 1 - December 31, 2016	(19,264)	(1)	$75.54	—	—
Total	(19,264)		$75.54	—	—
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

The following table reports the distributions per common unit declared during the years ended December 31, 2016 and 2015.

2016	Per Unit Common Unit Distribution Declared
First quarter	$0.3500
Second quarter	0.3750
Third quarter	0.3750
Fourth quarter (1)	2.2750
2015	Per Unit Common Unit Distribution Declared
First quarter	$0.3500
Second quarter	0.3500
Third quarter	0.3500
Fourth quarter	0.3500
_______________

(1)	Includes a special cash distribution of $1.90 per common unit that was paid on January 13, 2017.

During 2016 and 2015, the Operating Partnership redeemed 250,933 and 39,425 common units, respectively, for the same number of shares of the Company’s common stock.

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

PERFORMANCE GRAPH

The following line graph compares the change in cumulative stockholder return on shares of the Company’s common stock to the cumulative total return of the NAREIT All Equity REIT Index, the Standard & Poor’s 500 Stock Index, and the SNL REIT Office Index for the five-year period ended December 31, 2016. We include an additional index, the SNL REIT Office Index, to the performance graph since management believes it provides additional information to investors about our performance relative to a more specific peer group. The SNL REIT Office Index is a published and widely recognized index that comprises 27 office equity REITs, including us. The graph assumes the investment of $100 in us and each of the indices on December 31, 2011 and, as required by the SEC, the reinvestment of all distributions. The return shown on the graph is not necessarily indicative of future performance.

Total Return Performance
Index Value
240
220
200
180
160
140
120
100
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
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

The consolidated balance sheet data as of December 31, 2016 and 2015 and the consolidated statement of operations data for the years ended December 31, 2016, 2015 and 2014 have been derived from the historical consolidated financial statements of Kilroy Realty Corporation audited by an independent registered public accounting firm. The consolidated balance sheet data as of December 31, 2014, 2013 and 2012 and the consolidated statement of operations data for the years ended December 31, 2013 and 2012 have been derived from the historical consolidated financial statements of Kilroy Realty Corporation and adjusted to present the income from operating properties that were sold through the year ended December 31, 2014, as income from discontinued operations, and adjusted for the impact of subsequent accounting changes requiring retrospective application, if any. Effective January 1, 2015, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-08 (see Note 2 “Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included in this report for additional information). On January 1, 2016, the Company adopted FASB ASU No. 2015-03 and 2015-15 which requires deferred financing costs, except costs paid for the unsecured line of credit, to be reclassified as a reduction to the debt liability balance instead of being reported as an asset as historically presented. As a result, total assets and total debt have been adjusted from prior amounts reported to reflect this change for all periods presented.

Kilroy Realty Corporation Consolidated
(in thousands, except share, per share, square footage and occupancy data)

	Year Ended December 31,
	2016	2015	2014	2013	2012
Statements of Operations Data:
Total revenues from continuing operations	$642,572	$581,275	$521,725	$457,111	$373,318
Income (loss) from continuing operations	303,798	238,604	59,313	14,935	(5,475)
Income from discontinued operations (1)	—	—	124,495	29,630	282,576
Net income available to common stockholders	280,538	220,831	166,969	30,630	249,826
Per-Share Data:
Weighted average shares of common stock outstanding – basic	92,342,483	89,854,096	83,090,235	77,343,853	69,639,623
Weighted average shares of common stock outstanding – diluted	93,023,034	90,395,775	84,967,720	77,343,853	69,639,623
Income (loss) from continuing operations available to common stockholders per share of common stock – basic	$3.00	$2.44	$0.52	$0.00	$(0.40)
Income (loss) from continuing operations available to common stockholders per share of common stock – diluted	$2.97	$2.42	$0.51	$0.00	$(0.40)
Net income available to common stockholders per share – basic	$3.00	$2.44	$1.99	$0.37	$3.56
Net income available to common stockholders per share – diluted	$2.97	$2.42	$1.95	$0.37	$3.56
Dividends declared per share (2)	$3.375	$1.400	$1.400	$1.400	$1.400
 ________________________

(1)
The Company adopted FASB ASU No. 2014-08 effective January 1, 2015 (see Note 2 “Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included in this report for additional information). As a result, results of operations for properties classified as held for sale and/or disposed of subsequent to January 1, 2015 are presented in continuing operations. Prior to January 1, 2015, properties classified as held for sale and/or disposed of are presented in discontinued operations.

(2)	The year ended December 31, 2016 includes a special dividend of $1.90 per share of common stock that was paid on January 13, 2017.

	December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Total real estate held for investment, before accumulated depreciation and amortization	$7,060,754	$6,328,146	$6,057,932	$5,264,947	$4,757,394
Total assets (1)	6,706,633	5,926,430	5,621,262	5,099,417	4,603,488
Total debt (1)	2,320,123	2,225,469	2,456,939	2,193,327	2,028,339
Total preferred stock	192,411	192,411	192,411	192,411	192,411
Total noncontrolling interests (2)	216,322	63,620	57,726	54,848	46,303
Total equity (2)	3,759,317	3,234,586	2,723,936	2,516,160	2,235,933
Other Data:
Funds From Operations (3) (4)	$333,742	$316,612	$250,744	$218,621	$165,455
Cash flows provided by (used in):
Operating activities	$345,054	$272,008	$245,253	$240,576	$180,724
Investing activities	(635,435)	(262,752)	(501,436)	(506,520)	(706,506)
Financing activities	427,291	23,471	244,587	284,621	537,705
Office Property Data: (5)
Rentable square footage	14,025,856	13,032,406	14,096,617	12,736,099	13,249,780
Occupancy	96.0%	94.8%	94.4%	93.4%	92.8%
Residential Property Data: (5)
Number of units	200	N/A	N/A	N/A	N/A
Occupancy	46.0%	N/A	N/A	N/A	N/A
_______________________

(1)
On January 1, 2016, the Company adopted FASB ASU No. 2015-03 and 2015-15 which require deferred financing costs, except costs paid for the unsecured line of credit, to be reclassified as a reduction to the debt liability balance instead of being reported as an asset as historically presented. As a result, total assets and total debt have been adjusted from prior amounts reported to reflect this change for all periods presented.

(2)
Includes the noncontrolling interests of the common units of the Operating Partnership and consolidated property partnerships (see Note 2 “Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included in this report for additional information).

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

Adjustments to arrive at FFO were as follows: net income attributable to noncontrolling common units of the Operating Partnership, net income attributable to noncontrolling interests in consolidated property partnerships, depreciation and amortization of real estate assets, gains on sales of depreciable real estate and FFO attributable to noncontrolling interests in consolidated property partnerships. For additional information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Non-GAAP Supplemental Financial Measure: Funds From Operations” including a reconciliation of the Company’s GAAP net income available for common stockholders to FFO for the periods presented.

(4)
FFO includes amortization of deferred revenue related to tenant-funded tenant improvements of $13.2 million, $13.3 million, $11.0 million, $10.7 million and $9.1 million for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

(5)	Occupancy percentages and total square feet reported are based on the Company’s stabilized office portfolio and one residential tower that was completed in 2016 for the periods presented.

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

The consolidated balance sheet data as of December 31, 2016 and 2015 and the consolidated statement of operations data for the years ended December 31, 2016, 2015 and 2014 have been derived from the historical consolidated financial statements of Kilroy Realty, L.P. audited by an independent registered public accounting firm. The consolidated balance sheet data as of December 31, 2014, 2013 and 2012 and the consolidated statement of operations data for the years ended December 31, 2013 and 2012 have been derived from the historical consolidated financial statements of Kilroy Realty, L.P. and adjusted to present the income from operating properties that were sold through the year ended December 31, 2014, as income from discontinued operations, and adjusted for the impact of subsequent accounting changes requiring retrospective application, if any. Effective January 1, 2015 the Company adopted FASB ASU 2014-08 (see Note 2 “Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included in this report for additional information). On January 1, 2016, the Company adopted FASB ASU No. 2015-03 and 2015-15 which requires deferred financing costs, except costs paid for the unsecured line of credit, to be reclassified as a reduction to the debt liability balance instead of being reported as an asset as historically presented. As a result, total assets and total debt have been adjusted from prior amounts reported to reflect this change for all periods presented.

Kilroy Realty, L.P. Consolidated
(in thousands, except unit, per unit, square footage and occupancy data)

	Year Ended December 31,
	2016	2015	2014	2013	2012
Statements of Operations Data:
Total revenues from continuing operations	$642,572	$581,275	$521,725	$457,111	$373,318
Income (loss) from continuing operations	303,798	238,604	59,313	14,935	(5,475)
Income from discontinued operations (1)	—	—	124,495	29,630	282,576
Net income available to common unitholders	286,813	224,887	170,298	31,091	255,375
Per Unit Data:
Weighted average common units outstanding – basic	94,771,688	91,645,578	84,894,498	79,166,260	71,403,258
Weighted average common units outstanding – diluted	95,452,239	92,187,257	86,771,983	79,166,260	71,403,258
Income (loss) from continuing operations available to common unitholders per common unit – basic	$2.99	$2.44	$0.52	$0.00	$(0.40)
Income (loss) from continuing operations available to common unitholders per common unit – diluted	$2.96	$2.42	$0.51	$0.00	$(0.40)
Net income available to common unitholders per unit – basic	$2.99	$2.44	$1.99	$0.37	$3.56
Net income available to common unitholders per unit – diluted	$2.96	$2.42	$1.94	$0.37	$3.56
Distributions declared per common unit (2)	$3.375	$1.400	$1.400	$1.400	$1.400
 ________________________

(1)
The Company adopted FASB ASU No. 2014-08 effective January 1, 2015 (see Note 2 “Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included in this report for additional information). As a result, results of operations for properties classified as held for sale and/or disposed of subsequent to January 1, 2015 are presented in continuing operations. Prior to January 1, 2015, properties classified as held for sale and/or disposed of are presented in discontinued operations.

(2)	The year ended December 31, 2016 includes a special distribution of $1.90 per common unit that was paid on January 13, 2017.

	December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Total real estate held for investment, before accumulated depreciation and amortization	$7,060,754	$6,328,146	$6,057,932	$5,264,947	$4,757,394
Total assets (1)	6,706,633	5,926,430	5,621,262	5,099,417	4,603,488
Total debt (1)	2,320,123	2,225,469	2,456,939	2,193,327	2,028,339
Total preferred capital	192,411	192,411	192,411	192,411	192,411
Total noncontrolling interests (2)	135,138	10,566	9,625	8,388	3,279
Total capital (2)	3,759,317	3,234,586	2,723,936	2,516,160	2,235,933
Other Data:
Cash flows provided by (used in):
Operating activities	345,054	272,008	245,253	240,576	180,724
Investing activities	(635,435)	(262,752)	(501,436)	(506,520)	(706,506)
Financing activities	427,291	23,471	244,587	284,621	537,705
Office Property Data: (3)
Rentable square footage	14,025,856	13,032,406	14,096,617	12,736,099	13,249,780
Occupancy	96.0%	94.8%	94.4%	93.4%	92.8%
Residential Property Data: (3)
Number of units	200	N/A	N/A	N/A	N/A
Occupancy	46.0%	N/A	N/A	N/A	N/A
_______________________

(1)
On January 1, 2016, the Company adopted FASB ASU No. 2015-03 and 2015-15 which require deferred financing costs, except costs paid for the unsecured line of credit, to be reclassified as a reduction to the debt liability balance instead of being reported as an asset as historically presented. As a result, total assets and total debt have been adjusted from prior amounts reported to reflect this change for all periods presented.

(2)
Includes the noncontrolling interests in consolidated property partnerships and subsidiaries (see Note 2 “Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included in this report for additional information).

(3)	Occupancy percentages and total square feet reported are based on the Company’s stabilized office portfolio and one residential tower that was completed in 2016 for the periods presented.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to our consolidated financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. The results of operations discussion are combined for the Company and the Operating Partnership because there are no material differences in the results of operations between the two reporting entities.

Forward-Looking Statements

Statements contained in this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements, including statements or information concerning our plans, objectives, capital resources, portfolio performance, results of operations, projected future occupancy and rental rates, lease expirations, debt maturities, potential investments, strategies such as capital recycling, development and redevelopment activity, projected construction costs, projected construction commencement and completion dates, projected square footage of office space that could be constructed on undeveloped land that we own, projected rentable square footage of or number of units in properties under construction or in the development pipeline, anticipated proceeds from capital recycling activity or other dispositions and anticipated dates of those activities or dispositions, projected increases in the value of properties, dispositions, future executive incentive compensation, pending, potential or proposed acquisitions, plans to grow our Net Operating Income and FFO, anticipated market conditions and demographics and other forward-looking financial data, as well as the discussion in “—Factors That May Influence Future Results of Operations”, “—Liquidity and Capital Resource of the Company”, and “—Liquidity and Capital Resources of the Operating Partnership.” Forward-looking statements can be identified by the use of words such as “believes,” “expects,” “projects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” and the negative of these words and phrases and similar expressions that do not relate to historical matters. Forward-looking statements are based on our current expectations, beliefs and assumptions, and are not guarantees of future performance. Forward-looking statements are inherently subject to uncertainties, risks, changes in circumstances, trends and factors that are difficult to predict, many of which are outside of our control. Accordingly, actual performance, results and events may vary materially from those indicated in the forward-looking statements, and you should not rely on the forward-looking statements as predictions of future performance, results or events. Numerous factors could cause actual future performance, results and events to differ materially from those indicated in the forward-looking statements, including, among others:

•	global market and general economic conditions and their effect on our liquidity and financial conditions and those of our tenants;

•	adverse economic or real estate conditions generally, and specifically, in the States of California and Washington;

•	risks associated with our investment in real estate assets, which are illiquid, and with trends in the real estate industry;

•	defaults on or non-renewal of leases by tenants;

•	any significant downturn in tenants’ businesses;

•	our ability to re-lease property at or above current market rates;

•	costs to comply with government regulations, including environmental remediation;

•	the availability of cash for distribution and debt service and exposure to risk of default under debt obligations;

•	increases in interest rates and our ability to manage interest rate exposure;

•
the availability of financing on attractive terms or at all, which may adversely impact our future interest expense and our ability to pursue development, redevelopment and acquisition opportunities and refinance existing debt;

•
a decline in real estate asset valuations, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing, and which may result in write-offs or impairment charges;

•	significant competition, which may decrease the occupancy and rental rates of properties;

•	potential losses that may not be covered by insurance;

•	the ability to successfully complete acquisitions and dispositions on announced terms;

•	the ability to successfully operate acquired, developed and redeveloped properties;

•	the ability to successfully complete development and redevelopment projects on schedule and within budgeted amounts;

•	delays or refusals in obtaining all necessary zoning, land use and other required entitlements, governmental permits and authorizations for our development and redevelopment properties;

•	increases in anticipated capital expenditures, tenant improvement and/or leasing costs;

•	defaults on leases for land on which some of our properties are located;

•	adverse changes to, or implementations of, applicable laws, regulations or legislation;

•	risks associated with joint venture investments, including our lack of sole decision-making authority, our reliance on co-venturers’ financial condition and disputes between us and our co-venturers;

•	environmental uncertainties and risks related to natural disasters; and

•	our ability to maintain our status as a REIT.

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

Company Overview

We are a self-administered REIT active in premier office and mixed-use submarkets along the West Coast. We own, develop, acquire and manage real estate assets, consisting primarily of Class A properties in the coastal regions of Los Angeles, Orange County, San Diego County, the San Francisco Bay Area and Greater Seattle, which we believe have strategic advantages and strong barriers to entry. We own our interests in all of our real estate assets through the Operating Partnership and the Finance Partnership and generally conduct substantially all of our operations through the Operating Partnership. We owned a 97.5% and 98.1% general partnership interest in the Operating Partnership as of December 31, 2016 and 2015, respectively. All of our properties are held in fee except for the thirteen office buildings that are held subject to long-term ground leases for the land (see Note 18 “Commitments and Contingencies” to our consolidated financial statements included in this report for additional information regarding our ground lease obligations).

2016 Operating and Development Highlights

2016 was an exceptional year with strong results across all areas of our business. We believe our strong leasing performance, continued execution of our development program with focus and discipline, maintenance of our strong balance sheet and availability to capital, and success with our capital recycling program, continues to position us well for sustained long-term growth.

Leasing. During 2016, we executed new and renewal leases totaling 1.3 million square feet within our stabilized portfolio with an increase in GAAP rents of 30.2% and cash rents of 13.4%, and 99,000 square feet of leases within our “lease-up” portfolio. Our efforts over the past few years have increased the occupancy in our stabilized office portfolio to 96.0% as of December 31, 2016, up from 94.8% as of December 31, 2015.

Development. During 2016, we continued to execute on our development program, delivering projects and commencing construction on new development projects. In 2016, we stabilized three development projects, 350 Mission Street and 333 Brannan Street in San Francisco, California, and The Heights at Del Mar in San Diego, California, totaling 713,942 square feet of office space that was 96% committed to preeminent technology tenants, including salesforce.com, inc. and Dropbox, Inc. We define committed space as space that is subject to an executed lease or letter of intent. Commitments not supported by executed leases are not binding obligations and there can be no assurance that they will result in executed leases on the terms contemplated or at all. These three projects represent a total investment of approximately $424.3 million. In addition, at December 31, 2016, we had one project, Columbia Square Phase 2 - Office, in Hollywood, California, in “lease-up” which was 86% committed. We also completed construction on our Columbia Square - Residential project, in Hollywood, California, comprised of 200 residential units that were 57% leased as of December 31, 2016. We also acquired a 1.75 acre development site immediately adjacent to our Flower Mart project in the SOMA submarket of San Francisco (see Note 3 “Acquisitions” to our consolidated financial statements included in this report for more information).

Also during 2016, we commenced construction on 100 Hooper, an approximately 400,000 square foot project in San Francisco, California, and One Paseo Phase I (Retail and Residential), which includes an estimated 96,000 square feet of retail space and 237 residential units as well as the total project’s overall infrastructure and site work. Including the two projects we commenced construction on in 2016, as of December 31, 2016, the Company had three development projects under construction comprised of approximately 1.1 million square feet of office space, 237 residential units, and 96,000 square feet of retail space, representing a total estimated investment of approximately $980.0 million. The total estimated investment of the three projects includes lease commissions and excludes tenant improvement overages. Scheduled completion dates range through 2018. See “—Factors that May Influence Future Operations—Completed, In-Process and Future Development Pipeline” for additional information.

Operating Property Acquisitions. We remain a disciplined buyer of office properties and development opportunities and continue to focus on value-add opportunities in West Coast markets populated by knowledge and creative based tenants in a variety of industries, including technology, media, health care, life sciences, entertainment and professional services. During 2016, we acquired one office building in Mountain View, a four building office and retail complex in Hollywood and two office buildings in Palo Alto comprising approximately 458,459 rentable square feet in three separate transactions for a total purchase price of approximately $394.6 million. The two acquired office buildings in Palo Alto are subject to a long term ground lease expiring in December 2067 (see Note 3 “Acquisitions” to our consolidated financial statements included in this report for more information).

Capital Recycling Program/Strategic Ventures. We have continued to utilize our capital recycling program to provide additional capital to finance development expenditures, fund potential acquisitions, repay long-term debt and for other general corporate purposes. Our general strategy is to target the disposition of mature properties or those that have limited upside for us and redeploy the capital into acquisitions and/or development projects where we can add additional value to generate higher returns (see “—Factors that May Influence Future Operations” for additional information).

In connection with this strategy, during 2016, we completed the sale of six office buildings and five undeveloped land parcels to unaffiliated third parties in five separate transactions for gross sales proceeds totaling approximately

$330.7 million. In addition, in January 2017 we completed the sale of one operating property that was held for sale at December 31, 2016 for total gross proceeds of $12.1 million.

Also during 2016, we entered into agreements with Norges Bank Real Estate Management (“NBREM”) whereby NBREM invested, through REIT subsidiaries, in two existing wholly-owned companies that each owned an office property located in San Francisco, California. Based on a gross valuation of the two properties of approximately $1.2 billion, NBREM contributed a total of $452.9 million for a 44% common equity interest in the two companies, which was net of approximately $55.3 million of its proportionate share of the existing mortgage debt, as well as a working capital contribution of $5.0 million.

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

Rental Revenue Recognition

Rental revenue for office operating properties is our principal source of revenue. The timing of when we commence rental revenue recognition for office properties depends largely on our conclusion as to whether we are or the tenant is the owner for accounting purposes of tenant improvements at the leased property. When we conclude that we are the owner of tenant improvements for accounting purposes, we record the cost to construct the tenant improvements as an asset, and we commence rental revenue recognition when the tenant takes possession of or controls the finished space, which is typically when the improvements being recorded as our asset are substantially complete.

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

In addition, we also record the cost of certain tenant improvements paid for or reimbursed by tenants when we conclude that we are the owner of such tenant improvements using the factors discussed above. For these tenant-funded tenant improvements, we record the amount funded or reimbursed by tenants as deferred revenue, which is amortized and recognized as rental revenue over the term of the related lease beginning upon substantial completion of the leased premises. During the years ended December 31, 2016, 2015, and 2014, we capitalized $22.3 million, $22.8 million and $49.8 million, respectively, of tenant-funded tenant improvements. The amount of tenant-funded tenant improvements recorded in any given year varies based upon the mix of specific leases executed and/or commenced during the reporting period. For the years ended December 31, 2016, 2015, and 2014, we recognized $13.2 million, $13.3 million and $11.0 million, respectively, of non-cash rental revenue related to the amortization of deferred revenue recorded in connection with tenant-funded tenant improvements.

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

Our determination as to whether we are or the tenant is the owner of tenant improvements for accounting purposes is made on a lease-by-lease basis and has a significant impact on the amount of non-cash rental revenue that we record related to the amortization of deferred revenue for tenant-funded tenant improvements, and also has a significant effect on the timing of commencement of revenue recognition.

For residential properties, we commence revenue recognition upon occupancy of the premises by the tenant. Residential rental revenue is recognized on a straight-line basis over the term of the related lease, net of any concessions.

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

During the year, we accrue estimated tenant reimbursement revenue in the period in which the tenant reimbursable costs are incurred based on our best estimate of the amounts to be recovered. Throughout the year, we perform analyses to properly match tenant reimbursement revenue with reimbursable costs incurred to date. Additionally, during the fourth quarter of each year, we perform preliminary reconciliations and accrue additional tenant reimbursement revenue or refunds. Subsequent to year end, we perform final detailed reconciliations and analyses on a lease-by-lease basis and bill or refund each tenant for any cumulative annual adjustments in the first and second quarters of each year for the previous year’s activity. Our historical experience for the years ended December 31, 2015 and 2014 has been that our final reconciliation and billing process resulted in final amounts that approximated the total annual tenant reimbursement revenues recognized.

Allowances for Uncollectible Current Tenant Receivables and Deferred Rent Receivables

Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and deferred rent receivables. Current tenant receivables consist primarily of amounts due for contractual lease payments and reimbursements of common area maintenance expenses, property taxes, and other costs recoverable from tenants. Deferred rent receivables represent the amount by which the cumulative straight-line rental revenue recorded to date exceeds cash rents billed to date under the lease agreement. As of December 31, 2016 and 2015, current receivables were carried net of an allowance for uncollectible tenant receivables of $1.7 million and $2.1 million, respectively, for each period and deferred rent receivables were carried net of an allowance for deferred rent of $1.5 million and $1.9 million, respectively.

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

For the years ended December 31, 2016, 2015 and 2014, we recorded a total provision for bad debts for both current tenant receivables and deferred rent receivables of approximately 0.0%, 0.1% and 0.0%, respectively, of rental revenue. Our historical experience has been that actual write-offs of current tenant receivables and deferred rent receivables has approximated the provision for bad debts recorded for the years ended December 31, 2016, 2015 and 2014. In the event our estimates were not accurate and we had to change our allowances by 1% of revenue from continuing operations, the potential impact to our net income available to common stockholders would be approximately $6.4 million, $5.8 million and $5.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Costs directly associated with all operating property acquisitions and those development and redevelopment acquisitions that meet the accounting criteria to be accounted for as business combinations are expensed as incurred. During the years ended December 31, 2016, 2015, and 2014, we expensed $1.9 million, $0.5 million and $1.5 million of acquisition costs respectively, based on the level of our acquisition activity during those years. Our acquisition expenses are directly related to our acquisition activity and if our acquisition activity was to increase or decrease, so would our acquisition costs.

We record development acquisitions that do not meet the accounting criteria to be accounted for as business combinations and the subsequent acquisition of the fee interest in land and improvements underlying our properties at the purchase price paid. Costs directly associated with development acquisitions accounted for as asset acquisitions are capitalized as part of the cost of the acquisition. During the years ended December 31, 2016, 2015, and 2014, we capitalized $0.5 million, $1.1 million, and $4.5 million, respectively, of such acquisition costs.

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

Cost Capitalization and Depreciation

We capitalize costs associated with development and redevelopment activities, capital improvements, tenant improvements, and leasing activities, including internal compensation costs. In addition, for development and redevelopment projects, we also capitalize the following costs during periods in which activities necessary to prepare the project for its intended use are in progress: interest costs based on the weighted average interest rate of our outstanding indebtedness for the period, real estate taxes and insurance. For the years ended December 31, 2016, 2015 and 2014, we capitalized $19.0 million, $15.2 million and $11.4 million, respectively, of internal costs to our qualifying development projects.

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

Share-Based Incentive Compensation Accounting

At December 31, 2016, the Company had one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan, which is described more fully in Note 15 “Share-Based Compensation” to our consolidated financial statements included in this report. The Executive Compensation Committee determines compensation for Executive Officers. Compensation cost for all share-based awards, including options, requires an estimate of fair value on the grant date and compensation cost is recognized over the service vesting period, which represents the requisite service period. The grant date fair value for compensation programs that contain market conditions, like modifiers based on total stockholder return (a “market condition”), are performed using complex pricing valuation models that require the input of assumptions, including judgments to estimate expected stock price volatility, expected life, and forfeiture rate. Specifically, the grant date fair value of share-based compensation programs that include market conditions are calculated using a Monte Carlo simulation pricing model and the grant date fair value of stock option grants are calculated using the Black-Scholes valuation model. Additionally, certain of our market condition share-based compensation programs also contain pre-defined FFO per share goals (a “performance condition”) which can impact the number of restricted stock units ultimately earned. This variability relating to the level of the performance condition achieved requires management’s judgment and estimates, which impacts compensation cost recognized for these awards during the performance period. As of December 31, 2016, the performance condition for all of our outstanding market condition share based compensation programs have been met and compensation cost for these awards is no longer variable. Although the number of restricted stock units ultimately earned remains variable subject to the ultimate achievement level of the market condition, compensation cost is no longer variable for these awards as the market condition was already taken into consideration as part of the grant date fair value calculation.

For the years ended December 31, 2016, 2015, and 2014 we recorded approximately $16.6 million, $11.5 million, and $8.1 million, respectively, of compensation cost related to programs that were subject to such valuation models. If the valuation of the grant date fair value for such programs changed by 10%, the potential impact to our net income available to common stockholders would be approximately $1.4 million, $1.0 million, and $0.8 million for the years ended December 31, 2016, 2015, and 2014, respectively.

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

Completed Development Projects

In 2016, we added the following projects to our stabilized portfolio:

•
350 Mission Street, SOMA, San Francisco, California, which we acquired in October 2012 and was stabilized in March 2016. This development project has a total estimated investment of approximately $277.8 million and encompasses approximately 455,340 rentable square feet. The office component of this project is 100% leased to salesforce.com, inc.

•
333 Brannan Street, SOMA, San Francisco, California, which we acquired in July 2012 and was stabilized in March 2016. This development project has a total estimated investment of approximately $101.5 million and encompasses approximately185,602 rentable square feet. The office component of the project is 100% leased to Dropbox, Inc.

•
The Heights at Del Mar, Del Mar, California, a 73,000 square foot office project that has a total estimated investment of approximately $45.0 million. The building core and shell of the project were completed in the fourth quarter of 2015. As of December 31, 2016, the project was 65% committed and was moved from “lease-up” to the stabilized portfolio in the fourth quarter of 2016 since the project had reached one year from building shell substantial completion.

•
Columbia Square - Residential, Hollywood, California, the 21-story residential component of the Columbia Square project, which is comprised of 200 units, is a mix of high-end long-term rentals and extended stay apartment homes and has a total estimated investment of approximately $160.0 million. As of December 31, 2016, the project was 57% leased. Construction on the project was completed in the second quarter of 2016.

Projects in “Lease-Up”

As of December 31, 2016, we had one office development project in the “lease-up” phase.

•
Columbia Square Phase 2 - Office, Hollywood, California, located in the heart of Hollywood, California, two blocks from the corner of Sunset Boulevard and Vine Street. This project is comprised of three buildings totaling approximately 377,000 rentable square feet with a total estimated investment of $230.0 million. The building core and shell of the project were completed in the first quarter of 2016. The project is currently 86% committed and 74% occupied and is expected to be added to the stabilized portfolio in the first quarter of 2017.

Projects Under Construction

As of December 31, 2016, we had three projects in our in-process development pipeline that were under construction.

•
The Exchange on 16th, Mission Bay, San Francisco, California, which we acquired in May 2014 and commenced construction on in June 2015. This project is currently anticipated to encompass approximately 700,000 gross rentable square feet of office space in four buildings at a total estimated investment of approximately $485.0 million. Construction is currently in process and the building and core shell are estimated to be completed in the second half of 2017. The timing, estimated gross rentable square feet and total estimated investment are for a multi-tenant office project.

•
100 Hooper, San Francisco, California, which we acquired in July 2015 and commenced construction on in November 2016. This project is fully entitled for approximately 314,000 square feet of office and approximately 86,000 square feet of PDR space configured in two, four-story buildings. The total estimated cost for this project is approximately $270.0 million. Construction is currently in process and the core and shell of the project is currently expected to be completed in the first half of 2018. The office portion of the project was 66% pre-leased to Adobe Systems Inc. at December 31, 2016 and is currently 100% pre-leased to Adobe Systems Inc as of the date of this filing. In connection with 100 Hooper, the Company also intends to develop an adjacent 50,000 square foot PDR space located at 150 Hooper with a total estimated investment of approximately $21.0 million.

•
One Paseo - Phase I (Retail and Residential), San Diego, California, which we acquired in November 2007 and commenced construction on in December 2016. Phase I of this mixed-use project includes site work and related infrastructure for the entire project, as well as 237 residential units and approximately 96,000 square feet of retail space. The total estimated investment for this project is approximately $225.0 million. Construction is currently in process and is currently expected to be completed in the second quarter of 2019.

Near-Term and Future Development Pipeline

As of December 31, 2016, our near-term development pipeline included three additional undeveloped land holdings located in various submarkets in San Diego County, Greater Seattle and Los Angeles with an aggregate cost basis of approximately $274.1 million, at which we believe we could develop approximately 1.9 million rentable square feet at a total estimated investment of over $1.2 billion, depending on successfully obtaining entitlements and market conditions.

The following table sets forth information about our near-term development pipeline as of the date of this report.

Near-Term Development Pipeline (1)	Location	Potential Start Date (2)	Approx. Developable Square Feet	Total Estimated Investment	Total Costs as of 12/31/2016 (3) (in millions)

333 Dexter (4)	South Lake Union	2017	700,000	$385	$73.5
Academy Project	Hollywood	2017	545,000	390	73.5
One Paseo - Phases II and III (5)	Del Mar	TBD	640,000	440	127.1

Total Near-Term Development Pipeline			1,885,000	$1,215	$274.1
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

(3)	Represents cash paid and costs incurred as of December 31, 2016.

(4)	Consists of four adjacent parcels in the South Lake Union submarket of Seattle.

(5)
In July 2016, the Company received final entitlement approval for this project. Development for this project will occur in phases. Phase I includes the project's overall infrastructure and site work, 237 residential units and approximately 96,000 square feet of retail space. Phases II and III, comprised of office and residential, will commence subject to market conditions and economic factors.

As of December 31, 2016, our longer term future development pipeline included additional undeveloped land holdings located in various submarkets in San Diego County and San Francisco Bay Area with an aggregate cost basis of approximately $302.2 million, at which we believe we could develop more than 2.5 million rentable square feet, depending on successfully obtaining entitlements and market conditions.

Increases in our development activities could cause an increase in the average development asset balances qualifying for interest and other carry cost and internal cost capitalization in future periods. During the years ended December 31, 2016 and 2015, we capitalized interest on in-process development projects and development pipeline projects with an average aggregate cost basis of approximately $1.1 billion, as it was determined these projects qualified for interest and other carry cost capitalization under GAAP. For the years ended December 31, 2016 and 2015, we capitalized $49.5 million and $52.0 million, respectively, of interest to our qualifying development projects. For the years ended December 31, 2016 and 2015, we capitalized $19.0 million and $15.2 million respectively, of internal costs to our qualifying redevelopment and development projects.

Acquisitions. During the year ended December 31, 2016, we acquired seven buildings in three transactions for an aggregate purchase price of approximately $394.6 million, and one land parcel for $31.0 million in cash and the issuance of 867,701 common units in the Operating Partnership valued at approximately $48.0 million. We incurred $2.4 million in seller transaction costs related to these acquisitions. During 2015, we acquired two development opportunities in two transactions for a total cash purchase price of approximately $127.5 million. We generally finance our acquisitions through proceeds from the issuance of debt and equity securities, borrowings under our unsecured revolving credit facility, proceeds from our capital recycling program, the assumption of existing debt and cash flows from operations.

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

In connection with our capital recycling strategy, during 2016, we completed the sale of six office properties and five undeveloped land parcels to unaffiliated third parties for total gross sales proceeds of $330.7 million. In addition, in January 2017 we completed the sale of one operating property that was held for sale at December 31, 2016 for total gross proceeds of $12.1 million. During 2015, we completed the sale of ten office properties and one undeveloped land parcel to unaffiliated third parties for total gross sales proceeds of $335.2 million.

Also during 2016, we entered into agreements with NBREM whereby NBREM invested, through REIT subsidiaries, in two existing wholly-owned companies that each owned an office property located in San Francisco, California. Based on a gross valuation of the two properties of approximately $1.2 billion, NBREM contributed a total of $452.9 million for a 44% common equity interest in the two companies, which was net of approximately $55.3 million of its proportionate share of the existing mortgage debt, as well as a working capital contribution of $5.0 million. See Note 11 “Noncontrolling Interests on the Company’s Consolidated Financial Statements” to our consolidated financial statements included in this report for additional information.

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

As of December 31, 2016, there was approximately $29.6 million of total unrecognized compensation cost related to outstanding nonvested shares of restricted common stock, RSUs and stock options issued under share-based compensation arrangements. Those costs are expected to be recognized over a weighted-average period of 1.8 years. The $29.6 million of unrecognized compensation cost does not reflect the future compensation cost for any share-based awards issued subsequent to December 31, 2016. Share-based compensation expense for potential future awards could be affected by our operating and development performance, financial results, stock price, performance against applicable performance-based vesting goals, market conditions and other factors.

Leasing Activity and Changes in Rental Rates. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following tables set forth certain information regarding leasing activity for our stabilized portfolio during the year ended December 31, 2016.

Information on Leases Commenced and Executed

For Leases Commenced

	1st & 2nd Generation (1)				2nd Generation (1)
	Number of Leases (2)		Rentable Square Feet (2)		TI/LC per Sq. Ft. (3)	Changes in Rents (4)(5)	Changes in Cash Rents (6)	Retention Rates (7)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Year Ended December 31, 2016	86	63	585,637	476,011	$38.78	24.4%	11.9%	47.9%	66

For Leases Executed (8)

	1st & 2nd Generation (1)				2nd Generation (1)
	Number of Leases (2)		Rentable Square Feet (2)		TI/LC per Sq. Ft. (3)	Changes in Rents (4)(5)	Changes in Cash Rents (6)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Year Ended December 31, 2016	81	63	799,255	476,011	$50.60	30.2%	13.4%	80
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

(5)
Excludes commenced and executed leases of approximately 169,837 and 157,531 rentable square feet, respectively, for the year ended December 31, 2016, for which the space was vacant longer than one year or being leased for the first time. Space vacant for more than one year is excluded from our change in rents calculations to provide a meaningful market comparison.

(6)
Calculated as the change between stated cash rents for new/renewed leases and the expiring stated rents for the same space. Excludes leases for which the space was vacant longer than one year or vacant when the property was acquired.

(7)	Calculated as the percentage of space either renewed or expanded into by existing tenants or subtenants at lease expiration.

(8)	For the year ended December 31, 2016, 20 new leases totaling 437,592 rentable square feet were signed but not commenced as of December 31, 2016.

As of December 31, 2016, we believe that the weighted average cash rental rates for our stabilized portfolio, including recently acquired operating properties, are approximately 17% below the current average market rental rates, although individual properties within any particular submarket presently may be leased either above, below, or at the current market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our portfolio.

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

Lease Expirations (1)

Year of Lease Expiration	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (2)	% of Total Annualized Base Rent (2)	Annualized Base Rent per Sq. Ft. (2)
2017	107	1,077,323	8.2%	$40,929	7.4%	$37.99
2018	82	1,392,576	10.4%	55,896	10.2%	40.14
2019	103	1,680,867	12.7%	60,869	11.1%	36.21
2020	104	2,041,185	15.5%	78,506	14.3%	38.46
2021	85	1,103,693	8.4%	46,873	8.5%	42.47
Total	481	7,295,644	55.2%	$283,073	51.5%	$38.80
________________________

(1)
For leases that have been renewed early with existing tenants, the expiration date and annualized base rent information presented takes into consideration the renewed lease terms. Excludes leases not commenced as of December 31, 2016, space leased under month-to-month leases, storage leases, vacant space and future lease renewal options not executed as of December 31, 2016.

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

In addition to the 0.6 million rentable square feet, or 4.0%, of currently available space in our stabilized portfolio, leases representing approximately 8.2% and 10.4% of the occupied square footage of our stabilized portfolio are scheduled to expire during 2017 and 2018, respectively. The leases scheduled to expire in 2017 and 2018 represent approximately 2.5 million rentable square feet or 17.6% of our total annualized base rental revenue. We believe that the weighted average cash rental rates are approximately 8% under the current average market rental rates for leases scheduled to expire during 2017 and 2018, although individual properties within any particular submarket presently may be leased either above, below, or at the current quoted market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our overall portfolio. Our ability to re-lease available space depends upon both general market conditions and the market conditions in the specific regions in which individual properties are located.

Stabilized Portfolio Information

As of December 31, 2016, our stabilized portfolio was comprised of 108 office properties encompassing an aggregate of approximately 14.0 million rentable square feet and 200 residential units. Our stabilized portfolio includes all of our properties with the exception of development and redevelopment properties currently under construction or committed for construction, “lease-up” properties, real estate assets held for sale and undeveloped land. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We define “lease-up” properties as office properties we recently developed or redeveloped that have not yet reached 95% occupancy and are within one year following cessation of major construction activities. Our stabilized portfolio also excludes our near-term and future development pipeline, which as of December 31, 2016 was comprised of seven potential development sites, representing approximately 54 gross acres of undeveloped land on which we believe we have the potential to develop over 4.8 million square feet of office space, depending upon economic conditions.

As of December 31, 2016, the following properties were excluded from our stabilized portfolio:

	Number of Properties/Projects	Estimated Office Rentable Square Feet
Properties held for sale (1)	1	67,995
Development project in “lease-up” (2)	1	377,000
Development projects under construction (2) (3)	3	1,100,000
_______________

(1)	See Note 4 “Dispositions and Real Estate Assets Held for Sale” to our consolidated financial statements included in this report for additional information.

(2)	Estimated rentable square feet upon completion.

(3)	Development projects under construction also include 96,000 square feet of retail space and 237 residential units in addition to the estimated office rentable square feet noted above.

The following table reconciles the changes in the rentable square feet in our stabilized office portfolio of operating properties from December 31, 2015 to December 31, 2016:

	Number of Buildings	Rentable Square Feet
Total as of December 31, 2015	101	13,032,406
Acquisitions (1)	7	458,459
Completed development properties placed in-service	3	713,974
Dispositions and properties held for sale at December 31, 2016 (2)	(3)	(204,903)
Remeasurement	—	25,920
Total as of December 31, 2016 (3)	108	14,025,856
________________________

(1)	Excludes 2016 undeveloped land acquisitions.

(2)	Excludes dispositions of properties held for sale as of December 31, 2015.

(3)
Includes four properties owned by consolidated property partnerships (see Note 2 “Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included in this report for additional information).

Occupancy Information

The following table sets forth certain information regarding our stabilized office portfolio:

Stabilized Portfolio Occupancy

Region	Number of Buildings	Rentable Square Feet	Occupancy at (1)
			12/31/2016	12/31/2015	12/31/2014
Los Angeles and Ventura Counties	33	3,812,097	95.0%	95.1%	92.8%
Orange County	1	271,556	97.8%	94.0%	98.7%
San Diego County	31	2,718,541	93.2%	89.6%	90.9%
San Francisco Bay Area	31	5,157,524	97.6%	98.1%	97.3%
Greater Seattle	12	2,066,138	97.2%	95.1%	98.1%
Total Stabilized Portfolio	108	14,025,856	96.0%	94.8%	94.4%

	Average Occupancy
	Year Ended December 31,
	2016	2015
Stabilized Portfolio (1)	95.5%	95.6%
Same Store Portfolio (2)	95.9%	95.8%
__________________________________

(1)	Occupancy percentages reported are based on our stabilized office portfolio as of the end of the period presented.

(2)
Occupancy percentages reported are based on office properties owned and stabilized as of January 1, 2015 and still owned and stabilized as of December 31, 2016. See discussion under “Results of Operations” for additional information.

Current Regional Information

The West Coast real estate markets in which we operate are among the strongest in the nation, led by strong growth in demand particularly in the San Francisco Bay Area and Greater Seattle.

San Francisco Bay Area. Leasing demand in the San Francisco Bay Area market remains strong for quality built-out space with high demand for low to mid-rise development projects. Rental growth remains strong as supply of large blocks of space remains limited. As of December 31, 2016, our San Francisco Bay Area stabilized portfolio of 5.2 million rentable square feet was 97.6% occupied with approximately 125,000 available rentable square feet compared to 98.1% occupied with approximately 81,000 available rentable square feet as of December 31, 2015. As of January 31, 2017, we were 97.1% leased in the San Francisco Bay Area.

As of December 31, 2016, leases representing an aggregate of approximately 236,000 and 325,000 rentable square feet are scheduled to expire during 2017 and 2018, respectively, in this region. The aggregate rentable square feet under leases scheduled to expire during 2017 and 2018 represents approximately 4.2% of our occupied rentable square feet and 5.0% of our annualized base rental revenues in our total stabilized portfolio as of December 31, 2016.

Greater Seattle. The Greater Seattle market continued to strengthen in 2016 due to demand from large technology companies that are hiring more employees, increasing their requirements for space in the region. As of December 31, 2016, our Greater Seattle stabilized portfolio of 2.1 million rentable square feet was 97.2% occupied with approximately 58,000 available rentable square feet compared to 95.1% occupied with approximately 102,000 available rentable square feet as of December 31, 2015. As of January 31, 2017, we were 97.1% leased in Greater Seattle.

As of December 31, 2016, leases representing an aggregate of approximately 254,000 and 362,000 rentable square feet are scheduled to expire during 2017 and 2018, respectively, in this region. The aggregate rentable square feet under leases scheduled to expire during 2017 and 2018 represents approximately 4.6% of our occupied rentable square feet and 3.6% of our annualized base rental revenues in our total stabilized portfolio as of December 31, 2016.

San Diego County. The San Diego market continued to grow in 2016, driven primarily by healthcare and life sciences, and both industries continue to expand. Our San Diego County stabilized portfolio of 2.7 million rentable square feet was 93.2% occupied with approximately 184,000 available rentable square feet as of December 31, 2016 compared to 89.6% occupied with approximately 296,000 available rentable square feet as of December 31, 2015. As of January 31, 2017, our San Diego portfolio was 94.5% leased.

As of December 31, 2016, leases representing an aggregate of approximately 65,000 and 504,000 rentable square feet are scheduled to expire during 2017 and 2018, respectively, in this region, which includes approximately 26,000 and 297,000 rentable square feet, respectively, relating to one tenant that we have been notified will not be renewing the expiring space. The aggregate rentable square feet under leases scheduled to expire during 2017 and 2018 represents approximately 4.3% of our occupied rentable square feet and 4.4% of our annualized base rental revenues in our total stabilized portfolio as of December 31, 2016.

Los Angeles and Ventura Counties. During 2016, the Los Angeles market continued to strengthen, particularly in markets attractive to creative services and entertainment, which are seeing the largest rental increases. Our Los Angeles and Ventura Counties stabilized portfolio of 3.8 million rentable square feet was 95.0% occupied with approximately 192,000 available rentable square feet as of December 31, 2016 compared to 95.1% occupied with approximately 178,000 available rentable square feet as of December 31, 2015. Across our Los Angeles and Ventura Counties portfolio, as of January 31, 2017, we were 95.6% leased.

As of December 31, 2016, leases representing an aggregate of approximately 454,000 and 183,000 rentable square feet are scheduled to expire during 2017 and 2018, respectively, in this region. The aggregate rentable square feet under the leases scheduled to expire in this region during 2017 and in 2018 represent approximately 4.9% of our occupied rentable square feet and 4.0% of our annualized base rental revenues in our total stabilized portfolio as of December 31, 2016.

Results of Operations

Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015

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

Net Operating Income is considered by management to be an important and appropriate supplemental performance measure to net income because we believe it helps both investors and management to understand the core operations of our properties excluding corporate and financing-related costs and non-cash depreciation and amortization. Net Operating Income is an unlevered operating performance metric of our properties and allows for a useful comparison of the operating performance of individual assets or groups of assets. This measure thereby provides an operating perspective not immediately apparent from GAAP income from operations or net income. In addition, Net Operating Income is considered by many in the real estate industry to be a useful starting point for determining the value of a real estate asset or group of assets. Other real estate companies may use different methodologies for calculating Net Operating Income, and accordingly, our presentation of Net Operating Income may not be comparable to other real estate companies. Because of the exclusion of the items shown in the reconciliation below, Net Operating Income should only be used as a supplemental measure of our financial performance and not as an alternative to GAAP income from operations or net income.

Management further evaluates Net Operating Income by evaluating the performance from the following property groups:

•
Same Store Properties – includes the consolidated results of all of the office properties that were owned and included in our stabilized portfolio for two comparable reporting periods, i.e., owned and included in our stabilized portfolio as of January 1, 2015 and still owned and included in the stabilized portfolio as of December 31, 2016;

•	Stabilized Development Properties – includes the results generated by the following:

◦	One office development project that was added to the stabilized portfolio in the fourth quarter of 2016;

◦	Two office development projects that were completed and stabilized in March 2016; and

◦	Two office development projects comprising four office buildings that were completed and stabilized in the fourth quarter of 2015;

•
Acquisition Properties – includes the results, from the dates of acquisition through the periods presented, for the four office and three retail buildings we acquired in three transactions during 2016; and

•
2016 Held for Sale, Dispositions and Other Properties – includes the results of the six properties disposed of in 2016, the ten properties disposed of in 2015, one property held for sale at December 31, 2016, one office project in “lease-up” at December 31, 2016, the residential property completed in June 2016, and expenses for certain of our in-process, near-term and future development projects.

The following table sets forth certain information regarding the property groups within our stabilized office portfolio as of December 31, 2016:

Group	# of Buildings	Rentable Square Feet
Same Store Properties	94	12,388,876
Stabilized Development Properties	7	1,178,521
Acquisition Properties	7	458,459
Total Stabilized Portfolio	108	14,025,856

The following tables summarize our Net Operating Income, as defined, for our total portfolio for the years ended December 31, 2016 and 2015.

	Year Ended December 31,		Dollar Change	Percentage Change
	2016	2015
	($ in thousands)
Reconciliation of Net Income Available to Common Stockholders to Net Operating Income, as defined:
Net Income Available to Common Stockholders	$280,538	$220,831	$59,707	27.0%
Preferred dividends	13,250	13,250	—	—
Net income attributable to Kilroy Realty Corporation	293,788	234,081	59,707	25.5
Net income attributable to noncontrolling common units of the Operating Partnership	6,635	4,339	2,296	52.9
Net income attributable to noncontrolling interests in consolidated property partnerships	3,375	184	3,191	1,734.2
Net income	$303,798	$238,604	$65,194	27.3%
Unallocated expense (income):
General and administrative expenses	57,029	48,265	8,764	18.2
Acquisition-related expenses	1,902	497	1,405	282.7
Depreciation and amortization	217,234	204,294	12,940	6.3
Interest income and other net investment (gains) losses	(1,764)	(243)	(1,521)	625.9
Interest expense	55,803	57,682	(1,879)	(3.3)
Net loss (gain) on sales of land	295	(17,116)	17,411	(101.7)
Gains on sales of depreciable operating properties	(164,302)	(109,950)	(54,352)	49.4
Net Operating Income, as defined	$469,995	$422,033	$47,962	11.4%

The following tables summarize our Net Operating Income, as defined, for our total portfolio for the years ended December 31, 2016 and 2015.

	Year Ended December 31,
	2016					2015
	Same Store	Stabilized Develop-ment	Acquisitions	2016 Held for Sale Disposi-tions & Other	Total	Same Store	Stabilized Develop-ment	Acquisitions	2016 Held for Sale Disposi-tions & Other	Total
	(in thousands)					(in thousands)
Operating revenues:
Rental income	$502,606	$59,779	$4,250	$7,778	$574,413	$486,905	$7,173	$—	$31,277	$525,355
Tenant reimbursements	47,641	12,099	922	417	61,079	48,305	324	—	5,145	53,774
Other property income	1,915	22	53	5,090	7,080	1,958	3	—	185	2,146
Total	552,162	71,900	5,225	13,285	642,572	537,168	7,500	—	36,607	581,275
Property and related expenses:
Property expenses	98,649	7,413	477	7,393	113,932	100,045	617	—	4,716	105,378
Real estate taxes	44,591	7,534	446	2,635	55,206	45,500	642	—	4,081	50,223
Provision for bad debts	(179)	116	51	12	—	598	—	—	(53)	545
Ground leases	3,356	—	83	—	3,439	3,096	—	—	—	3,096
Total	146,417	15,063	1,057	10,040	172,577	149,239	1,259	—	8,744	159,242
Net Operating Income, as defined	$405,745	$56,837	$4,168	$3,245	$469,995	$387,929	$6,241	$—	$27,863	$422,033

	Year Ended December 31, 2016 as compared to the Year Ended December 31, 2015
	Same Store		Stabilized Development		Acquisitions		2016 Held for Sale, Dispositions & Other		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income	$15,701	3.2%	$52,606	733.4%	$4,250	100.0%	$(23,499)	(75.1)%	$49,058	9.3%
Tenant reimbursements	(664)	(1.4)	11,775	3,634.3	922	100.0	(4,728)	(91.9)	7,305	13.6
Other property income	(43)	(2.2)	19	633.3	53	100.0	4,905	2,651.4	4,934	229.9
Total	14,994	2.8	64,400	858.7	5,225	100.0	(23,322)	(63.7)	61,297	10.5
Property and related expenses:
Property expenses	(1,396)	(1.4)	6,796	1,101.5	477	100.0	2,677	56.8	8,554	8.1
Real estate taxes	(909)	(2.0)	6,892	1,073.5	446	100.0	(1,446)	(35.4)	4,983	9.9
Provision for bad debts	(777)	(129.9)	116	100.0	51	100.0	65	(122.6)	(545)	(100.0)
Ground leases	260	8.4	—	—	83	100.0	—	—	343	11.1
Total	(2,822)	(1.9)	13,804	1,096.4	1,057	100.0	1,296	14.8	13,335	8.4
Net Operating Income, as defined	$17,816	4.6%	$50,596	810.7%	$4,168	100.0%	$(24,618)	(88.4)%	$47,962	11.4%

Net Operating Income increased $48.0 million, or 11.4%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily resulting from:

•	An increase of $17.8 million attributable to the Same Store Properties primarily resulting from:

•	An increase in rental income of $15.7 million primarily due to the following:

◦	$14.0 million increase due to new leases at higher rates and increased occupancy;

◦	$0.9 million increase due to amortization of tenant-funded tenant improvements revenue; and

◦	$0.8 million increase in parking income resulting from increased occupancy and rates at certain of our buildings;

•	A partially offsetting decrease in tenant reimbursements of $0.7 million primarily due to:

◦	$2.1 million decrease due to reduced supplemental property taxes at three development properties;

◦	$0.5 million decrease due to base year resets and adjustments for a number of tenants across the portfolio;

◦	$1.4 million increase due to higher expenses at certain properties; and

◦	$0.5 million increase due to lower abatements;

•	A decrease in property and related expenses of $2.8 million primarily resulting from:

•	A decrease of $1.4 million in property expenses primarily resulting from:

◦	A $1.0 million decrease in certain recurring operating costs related to electricity, insurance, repairs and maintenance, and various other reimbursable expenses; and

◦
A decrease of $0.4 million due to a $1.0 million decrease in non-recurring expenses as compared to the prior year, offset by the impact of $0.6 million of property damage insurance proceeds received in 2015;

•	A decrease of $0.9 million in real estate taxes primarily due to:

◦
A $3.1 million decrease in supplemental taxes primarily at three properties that we developed and stabilized in 2014 resulting from lower assessed values than previously estimated and successful appeals; partially offset by

◦	$2.2 million due to higher refunds received in 2015 as a result of successful property tax appeals;

•	A decrease of $0.8 million in provision for bad debts due to the evaluation of reserves at the end of each period; and

•	An increase of $0.3 million in ground rent primarily due to higher percentage rent as a result of one property that became fully leased in 2016;

•	An increase of $50.6 million attributable to the Stabilized Development Properties;

•	An increase of $4.2 million attributable to the Acquisition Properties; and

•	A decrease of $24.6 million attributable to the 2016 Held for Sale, Dispositions & Other Properties primarily due to the following:

◦
A net decrease of $28.4 million due to the sale of six buildings during the year ended December 31, 2016, the sale of ten buildings during the year ended December 31, 2015 and the one property held for sale as of December 31, 2016, partially offset by $5.0 million due to a property damage settlement received in 2016 for a property that was disposed of in 2016;

◦
A net decrease of $4.0 million attributable to the residential property that was completed in June 2016, consisting of $2.1 million in rental income offset by $6.1 million in property expenses given that the residential property is still in the early stages of operations; offset by

◦	An increase of $2.8 million attributable to our one property in “lease-up” at December 31, 2016.

Other Expenses and Income

General and Administrative Expenses

General and administrative expenses increased by approximately $8.8 million, or 18.2%, for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to the following:

•	An increase of $5.4 million attributable to share-based compensation expense related to the 2016 restricted stock unit grants;

•	An increase of approximately $1.7 million related to higher payroll costs and office expenses related to the growth of the company; and

•
An increase of $0.8 million attributable to compensation expense related to the mark-to-market adjustment for the Company’s deferred compensation plan. The compensation expense was offset by gains on the underlying marketable securities included in interest income and other net investment gains (losses) in the consolidated statements of operations.

Depreciation and Amortization

Depreciation and amortization increased by approximately $12.9 million, or 6.3%, for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to the following:

•	An increase of $13.7 million attributable to the Stabilized Development Properties;

•	An increase of $2.8 million attributable to the Same Store Properties;

•	An increase of $2.2 million attributable to the Acquisition Properties; partially offset by

•	A decrease of $5.8 million attributable to the 2016 Held for Sale, Dispositions & Other Properties.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts/premiums and loan cost amortization, net of capitalized interest, including capitalized debt discounts/premiums and loan cost amortization for the years ended December 31, 2016 and 2015.

	Year Ended December 31,		Dollar Change	Percentage Change
	2016	2015
	($ in thousands)
Gross interest expense	$105,263	$109,647	$(4,384)	(4.0)%
Capitalized interest	(49,460)	(51,965)	2,505	4.8
Interest expense	$55,803	$57,682	$(1,879)	(3.3)%

Gross interest expense, before the effect of capitalized interest, decreased $4.4 million, or 4.0%, for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to a decrease in the average outstanding debt balance. Our weighted average interest rate, including loan fee amortization, was 4.6% for both the years ended December 31, 2016 and 2015.

Capitalized interest decreased $2.5 million, or 4.8%, for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily attributable to the addition of three development projects to our stabilized portfolio during 2016, resulting in lower average asset balances qualifying for interest capitalization during 2016 as compared to 2015.

Net income attributable to noncontrolling interests in consolidated property partnerships

Net income attributable to noncontrolling interests in consolidated property partnerships increased $3.2 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. The amount reported for the year ended December 31, 2016 is comprised of the noncontrolling interest’s share of net income for 100 First LLC and 303 Second LLC for the period subsequent to the transaction closing dates on August 30, 2016 and November 30, 2016, respectively (see Note 11 “Noncontrolling Interests on the Company's Consolidated Financial Statements” to our consolidated financial statements included in this report for additional information), in addition to the noncontrolling interest’s share of net income for Redwood LLC, which was added to the stabilized portfolio in the fourth quarter of 2015.

Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014

Management evaluated Net Operating Income for the year ended December 31, 2015 compared to the year ended December 31, 2014 by evaluating the performance from the following property groups:

•
Same Store Properties – includes the results of all of the office properties that were owned and included in our stabilized portfolio for two comparable reporting periods, i.e., owned and included in our stabilized portfolio as of January 1, 2014 and still owned and included in the stabilized portfolio as of December 31, 2015;

•	Stabilized Development and Redevelopment Properties – includes the results generated by the following:

◦	Two office development projects comprising four office buildings that were completed and stabilized in the fourth quarter of 2015;

◦	One office development project comprising two office buildings that was completed and stabilized in the fourth quarter of 2014;

◦	One office development project consisting of three office buildings that was completed and stabilized in the third quarter of 2014; and

◦	One office redevelopment property that was stabilized in the first quarter of 2014 following its one year lease-up period.

•	2014 Acquisition Properties – includes the results, from the dates of acquisition through the periods presented, for the five office buildings we acquired during 2014; and

•
2015 Held for Sale, Dispositions, and Other Properties – includes the results for both periods presented of the four properties held for sale at December 31, 2015, the ten properties disposed of in 2015, and expenses for certain of our in-process, near-term and future development projects.

The following table sets forth certain information regarding the property groups within our stabilized portfolio as of December 31, 2015:

Group	# of Buildings	Rentable Square Feet
Same Store Properties	86	10,818,177
Stabilized Development and Redevelopment Properties	10	1,806,642
2014 Acquisition Properties	5	407,587
Total Stabilized Portfolio	101	13,032,406

The following tables summarize our Net Operating Income, as defined, for our total portfolio for the year ended December 31, 2015 and 2014.

	Year Ended December 31,		Dollar Change	Percentage Change
	2015	2014
	($ in thousands)
Reconciliation of Net Income Available to Common Stockholders to Net Operating Income, as defined:
Net Income Available to Common Stockholders	$220,831	$166,969	$53,862	32.3%
Preferred dividends	13,250	13,250	—	—
Net income attributable to Kilroy Realty Corporation	234,081	180,219	53,862	29.9
Net income attributable to noncontrolling common units of the Operating Partnership	4,339	3,589	750	20.9
Net income attributable to noncontrolling interests in consolidated property partnerships	184	—	184	100.0
Net income	$238,604	$183,808	$54,796	29.8%
Income from discontinued operations (1)	—	(124,495)	124,495	(100.0)
Income from continuing operations	$238,604	$59,313	$179,291	302.3%
Unallocated expense (income):
General and administrative expenses	48,265	46,152	2,113	4.6
Acquisition-related expenses	497	1,479	(982)	(66.4)
Depreciation and amortization	204,294	202,417	1,877	0.9
Interest income and other net investment (gains) losses	(243)	(561)	318	(56.7)
Interest expense	57,682	67,571	(9,889)	(14.6)
Gains on sales of land, net	(17,116)	(3,490)	(13,626)	390.4
Gains on sales of depreciable operating properties	(109,950)	—	(109,950)	100.0
Net Operating Income, as defined	$422,033	$372,881	$49,152	13.2%
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

The following tables summarize our Net Operating Income, as defined, for our total portfolio for the year ended December 31, 2015 and 2014.

	Year Ended December 31,
	2015					2014
	Same Store	Stabilized Develop-ment & Redevel-opment	2014 Acquisitions	2015 Held for Sale Dispositi-ons & Other	Total	Same Store	Stabilized Develop-ment & Redevel-opment	2014 Acquisitions	2015 Held for Sale Dispositi-ons & Other	Total
	(in thousands)					(in thousands)
Operating revenues:
Rental income	$411,089	$73,949	$15,621	$24,696	$525,355	$392,567	$31,625	$7,153	$34,983	$466,328
Tenant reimbursements	37,144	9,827	2,566	4,237	53,774	38,673	1,850	593	5,601	46,717
Other property income	2,021	112	—	13	2,146	8,498	2	—	180	8,680
Total	450,254	83,888	18,187	28,946	581,275	439,738	33,477	7,746	40,764	521,725
Property and related expenses:
Property expenses	93,868	6,049	1,054	4,407	105,378	91,526	3,529	289	5,170	100,514
Real estate taxes	35,851	9,546	1,328	3,498	50,223	36,516	3,569	336	4,776	45,197
Provision for bad debts	695	(98)	—	(52)	545	(103)	98	—	63	58
Ground leases	3,096	—	—	—	3,096	3,075	—	—	—	3,075
Total	133,510	15,497	2,382	7,853	159,242	131,014	7,196	625	10,009	148,844
Net Operating Income, as defined	$316,744	$68,391	$15,805	$21,093	$422,033	$308,724	$26,281	$7,121	$30,755	$372,881

	Year Ended December 31, 2015 as compared to the Year Ended December 31, 2014
	Same Store		Stabilized Development & Redevelopment		2014 Acquisitions		2015 Held for Sale, Dispositions & Other		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income	$18,522	4.7%	$42,324	133.8%	$8,468	118.4%	$(10,287)	(29.4)%	$59,027	12.7%
Tenant reimbursements	(1,529)	(4.0)	7,977	431.2	1,973	332.7	(1,364)	(24.4)	7,057	15.1
Other property income	(6,477)	(76.2)	110	5,500.0	—	—	(167)	(92.8)	(6,534)	(75.3)
Total	10,516	2.4	50,411	150.6	10,441	134.8	(11,818)	(29.0)	59,550	11.4
Property and related expenses:
Property expenses	2,342	2.6	2,520	71.4	765	264.7	(763)	(14.8)	4,864	4.8
Real estate taxes	(665)	(1.8)	5,977	167.5	992	295.2	(1,278)	(26.8)	5,026	11.1
Provision for bad debts	798	(774.8)	(196)	(200.0)	—	—	(115)	(182.5)	487	839.7
Ground leases	21	0.7	—	—	—	—	—	—	21	0.7
Total	2,496	1.9	8,301	115.4	1,757	281.1	(2,156)	(21.5)	10,398	7.0
Net Operating Income, as defined	$8,020	2.6%	$42,110	160.2%	$8,684	121.9%	$(9,662)	(31.4)%	$49,152	13.2%
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

Other Expenses and Income

General and Administrative Expenses

General and administrative expenses increased by approximately $2.1 million, or 4.6%, for the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to the following:

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

Interest Expense

The following table sets forth our gross interest expense, including debt discounts/premiums and loan cost amortization, net of capitalized interest, including capitalized debt discounts/premiums and loan cost amortization for the year ended December 31, 2015 and 2014.

	Year Ended December 31,		Dollar Change	Percentage Change
	2015	2014
	($ in thousands)
Gross interest expense	$109,647	$114,661	$(5,014)	(4.4)%
Capitalized interest	(51,965)	(47,090)	(4,875)	10.4
Interest expense	$57,682	$67,571	$(9,889)	(14.6)%

Gross interest expense, before the effect of capitalized interest, decreased $5.0 million, or 4.4%, for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to a decrease in our weighted average interest rate, including loan fee amortization, from 4.9% for the year ended December 31, 2014 to 4.6% for the year ended December 31, 2015 as a result of the repayment of the Company’s 4.25% Exchangeable Notes in November 2014.

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

The Company’s business is operated primarily through the Operating Partnership. Distributions from the Operating Partnership are the Company’s primary source of capital. The Company believes the Operating Partnership’s sources of working capital, specifically its cash flow from operations, borrowings available under its unsecured revolving credit facility and proceeds from its capital recycling program, including strategic ventures, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its preferred and common stockholders for the next twelve months, including the special cash dividend of $1.90 per share of common stock declared on December 13, 2016 to stockholders of record on December 30, 2016, which was paid out on January 13, 2017. Cash flows from operating activities generated by the Operating Partnership for the year ended December 31, 2016 were sufficient to cover the Company’s payment of cash dividends to its stockholders. However, there can be no assurance that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distributions to the Company. The unavailability of capital could adversely affect the Operating Partnership’s ability to make distributions to the Company, which would in turn, adversely affect the Company’s ability to pay cash dividends to its stockholders.

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

The Company intends to continue to make, but has not committed to make, regular quarterly cash distributions to common stockholders, and through the Operating Partnership, common unitholders from the Operating Partnership’s cash flow from operating activities. All such distributions are at the discretion of the Board of Directors. The Company has historically distributed amounts in excess of its taxable income resulting in a return of capital to its common stockholders. In 2016, the Company realized approximately $150.0 million of taxable gains from the sales of real property that were not deferred in Internal Revenue Code Section 1031 Exchanges or other tax-deferred structures. In order to enable the Company to meet the REIT distribution requirements and minimize its obligation to pay income and excise taxes, on December 13, 2016, the Company’s Board of Directors declared a special cash dividend of $1.90 per share of common stock in addition to its regular quarterly cash dividend of $0.375 per common share. The special and regular quarterly dividends were paid on January 13, 2017 to stockholders on record on December 30, 2016, which caused a $2.275 per common unit cash distribution to be paid in respect of the Operating Partnership’s common units, including those owned by the Company. The total cash special and quarterly dividends and distributions paid on January 13, 2017 was $217.6 million.

On December 13, 2016, the Board of Directors declared a dividend of $0.42969 per share on the Series G Preferred Stock and $0.39844 per share on the Series H Preferred Stock for the period commencing on and including November 15, 2016 and ending on and including February 14, 2017. The dividend will be payable on February15, 2017 to Series G Preferred and Series H Preferred stockholders of record on January 31, 2017. The quarterly dividends payable on February15, 2017 to Series G and Series H Preferred stockholders is expected to total $3.3 million.

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

Debt Covenants

The covenants contained within the unsecured revolving credit facility, unsecured term loan facility and unsecured term loan generally prohibit the Company from paying dividends in excess of:

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

Capitalization

As of December 31, 2016, our total debt as a percentage of total market capitalization was 24.5% and our total debt and liquidation value of our preferred equity as a percentage of total market capitalization was 26.5%, which was calculated based on the closing price per share of the Company’s common stock of $73.22 on December 31, 2016 as shown in the following table:

	Shares/Units at December 31, 2016	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
	($ in thousands)
Debt: (1) (2) (3)
Unsecured Term Loan Facility		$150,000	1.6%
Unsecured Term Loan		39,000	0.4
Unsecured Senior Notes due 2018		325,000	3.5
Unsecured Senior Notes due 2020		250,000	2.6
Unsecured Senior Notes due 2023		300,000	3.1
Unsecured Senior Notes due 2025		400,000	4.2
Unsecured Senior Notes due 2029		400,000	4.2
Secured debt (4)		469,766	4.9
Total debt		2,333,766	24.5
Equity and Noncontrolling Interests in the Operating Partnership: (5)
6.875% Series G Cumulative Redeemable Preferred stock (6)	4,000,000	100,000	1.0
6.375% Series H Cumulative Redeemable Preferred stock (6)	4,000,000	100,000	1.0
Common limited partnership units outstanding (7)	2,381,543	174,377	1.9
Shares of common stock outstanding (7)	93,219,439	6,825,527	71.6
Total Equity and Noncontrolling Interests in the Operating Partnership		7,199,904	75.5
Total Market Capitalization		$9,533,670	100.0%
________________________

(1)
In September, the Company completed a private placement of $175.0 million of ten-year, 3.35% unsecured senior notes and $75.0 million of twelve-year, 3.45% unsecured senior notes with a delayed draw option required to be exercised by February 17, 2017. The table above does not reflect any amounts pertaining to these notes because there were no amounts drawn or outstanding as of December 31, 2016.

(2)	There was no outstanding balance on the unsecured line of credit as of December 31, 2016.

(3)
Represents gross aggregate principal amount due at maturity before the effect of the following at December 31, 2016: $11.5 million of unamortized deferred financing costs, $6.6 million of unamortized discounts for the unsecured senior notes and $4.4 million of unamortized premiums for the secured debt.

(4)	In November 2016, the Company entered into a $170.0 million, 10-year mortgage note due in December 2026 with a fixed interest rate of 3.57%.

(5)	Value based on $25.00 per share liquidation preference.

(6)	Represents common units not owned by the Company.

(7)	Value based on closing price per share of our common stock of $73.22 as of December 31, 2016.

Liquidity and Capital Resources of the Operating Partnership

In this “Liquidity and Capital Resources of the Operating Partnership” section, the terms “we,” “our,” and “us” refer to the Operating Partnership or the Operating Partnership and the Company together, as the context requires.

General

Our primary liquidity sources and uses are as follows:

Liquidity Sources

•	Net cash flow from operations;

•	Borrowings under the Operating Partnership’s unsecured revolving credit facility, term loan facility and unsecured senior notes;

•	Proceeds from our capital recycling program, including the disposition of nonstrategic assets and the formation of strategic ventures;

•	Proceeds from additional secured or unsecured debt financings; and

•	Proceeds from public or private issuance of debt or equity securities.

Liquidity Uses

•	Development and redevelopment costs;

•	Operating property or undeveloped land acquisitions;

•	Property operating and corporate expenses;

•	Capital expenditures, tenant improvement and leasing costs;

•	Debt service and principal payments, including debt maturities;

•	Distributions to common and preferred security holders;

•	Repurchases and redemptions of outstanding common or preferred stock of the Company; and

•	Outstanding debt repurchases, redemptions and repayments.

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

Summary of 2016 Capital and Financing Transactions

We continue to be active in the capital markets and our capital recycling program to finance our acquisition and development activity and our continued desire to extend our debt maturities. This was primarily a result of the following transactions:

Capital Recycling Program

•	During 2016, we generated approximately $783.6 million in cash from our capital recycling program including non-strategic property and land dispositions and two strategic ventures with a third party:

◦
During the year ended December 31, 2016, we completed the sale of six office buildings and five undeveloped land parcels to unaffiliated third parties for gross sales proceeds totaling approximately $330.7 million. In addition, in January 2017 we completed the sale of the operating property that was held for sale at December 31, 2016 for total gross proceeds of $12.1 million.

◦	During the second half of 2016, we completed two strategic ventures with NBREM whereby NBREM contributed a total of $452.9 million for a 44% common equity interest in two existing previously wholly-owned companies that owned two office properties located in San Francisco, California, which was net of approximately $55.3 million of its proportionate share of the existing mortgage debt.

Capital Markets / Debt Transactions

•	In 2016, we raised more than $450.0 million in new debt and common equity from the following transactions:

◦
In November 2016, the Operating Partnership entered into a ten-year, non-recourse mortgage note for $170.0 million. The mortgage note bears interest at a fixed rate of 3.57% and matures on December 1, 2026. A portion of the proceeds from this note were used to repay a a total of $64.4 million of secured debt at par.

◦
During 2016, we issued and sold a total of 451,398 shares of our common stock under our at-the-market stock offering program at a weighted average price of $71.50 per share before selling commissions. The net offering proceeds (after deducting selling commissions) were approximately $31.9 million (see “—Liquidity Sources” below for additional information).

◦
In September 2016, the Operating Partnership completed a private placement of $175.0 million of ten-year, 3.35% unsecured senior notes and $75.0 million of twelve-year, 3.45% unsecured senior notes with a delayed draw option required to be exercised by February 17, 2017. No amounts were drawn or outstanding as of December 31, 2016.

•
In March 2016, the Company repurchased 52,199 shares of common stock at a weighted average price of $55.45 per share for $2.9 million. Simultaneously, the Operating Partnership repurchased 52,199 common units from the Company.

•	Subsequent to December 31, 2016, we had the following equity related transactions:

◦	In January 2017, we raised approximately $308.8 million of net proceeds through a public offering of 4,427,500 shares of common stock.

◦
On January 13, 2017, the Company and the Operating Partnership paid a special cash dividend and distribution, as applicable, of $1.90 per share of common stock and common unit, as applicable, to stockholders and unitholders, as applicable, of record on December 30, 2016. This special cash dividend was in addition to the regular quarterly cash dividend of $0.375 per share of common stock. The total amount of the regular quarterly cash dividend and the special cash dividend was approximately $35.9 million and $181.6 million, respectively.

After the effect of these aforementioned transactions, as of February 13, 2017, we had approximately $325 million of unrestricted cash on hand and approximately $31 million of restricted cash.

Liquidity Sources

Unsecured Revolving Credit Facility

The following table summarizes the balance and terms of our unsecured revolving credit facility as of December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015
	(in thousands)
Outstanding borrowings	$—	$—
Remaining borrowing capacity	600,000	600,000
Total borrowing capacity (1)	$600,000	$600,000
Interest rate (2)	1.82%	1.48%
Facility fee-annual rate (3)	0.200%
Maturity date	July 2019
_______________

(1)
We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $311.0 million under an accordion feature under the terms of the unsecured revolving credit facility and unsecured term loan facility.

(2)	Our unsecured revolving credit facility interest rate was calculated based on an annual rate of LIBOR plus 1.050%.

(3)
Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of December 31, 2016 and 2015, $3.3 million and $4.6 million of deferred financing costs remained to be amortized through the amended maturity date of our unsecured revolving credit facility, which are included in prepaid expenses and other assets, net on our consolidated balance sheets.

We intend to borrow under the unsecured revolving credit facility from time to time for general corporate purposes, to finance development and redevelopment expenditures, to fund potential acquisitions and to potentially repay long-term debt.

Capital Recycling Program

In connection with our capital recycling strategy, through December 31, 2016, we completed the sale of six properties and five undeveloped land parcels located in San Diego, California to unaffiliated third parties for gross sales proceeds totaling approximately $330.7 million (see Note 4 “Dispositions and Real Estate Held for Sale” to our consolidated financial statements included in this report for additional information). In January 2017 we completed the sale of the operating property that was held for sale at December 31, 2016 for total gross proceeds of $12.1 million. During 2015, we completed the sale of ten office properties and one undeveloped land parcel to unaffiliated third parties for total gross sales proceeds of $335.2 million. See “—Factors that May Influence Future Operations” for additional information.

In addition, in the second half of 2016, the Company entered into agreements with NBREM whereby NBREM invested in two existing previously wholly-owned companies that owned two office properties located in San Francisco, California. Based on a gross valuation of the two properties of approximately $1.2 billion, NBREM contributed a total of $452.9 million for a 44% common equity interest in the two companies, which was net of its proportionate share of the existing mortgage debt secured by the property.

We currently anticipate that in 2017 we could raise additional capital through our dispositions program ranging from approximately $100 million to $300 million, with a midpoint of $200 million, including the $12.1 million we completed in January 2017 as discussed above. However, any potential future disposition transactions will depend on market conditions and other factors including but not limited to our capital needs and our ability to defer some or all of the taxable gains on the sales. In addition, we cannot assure you that we will dispose of any additional properties or that we will be able to identify and complete the acquisition of suitable replacement properties to effect Section 1031

Exchanges to defer some or all of the taxable capital gains related to our capital recycling program. However, any potential future disposition transactions will depend on market conditions and other factors including but not limited to our capital needs and our ability to defer some or all of the taxable gains on the sales. In addition, we cannot assure you that we will dispose of any additional properties or that we will be able to identify and complete the acquisition of suitable replacement properties to effect Section 1031 Exchanges to defer some or all of the taxable capital gains related to our capital recycling program.

At-The-Market Stock Offering Program

The following table sets forth information regarding sales of our common stock under our December 2014 at-the-market offering program for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
	(in millions, except share and per share data)
Shares of common stock sold during the year	451,398	1,866,267
Weighted average price per share of common stock	$71.50	$75.06
Aggregate gross proceeds	$32.3	$140.1
Aggregate net proceeds after selling commissions	$31.9	$138.2

The proceeds from sales were used to fund development expenditures, acquisitions, and general corporate purposes, including repayment of borrowings under the unsecured revolving credit facility. Since commencement of the December 2014 program, through December 31, 2016, we have sold 2,459,165 shares of common stock having a gross sales price of $182.4 million and approximately $117.6 million remains available to be sold under this program. Actual future sales will depend upon a variety of factors, including, but not limited to market conditions, the trading price of the Company’s common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

Shelf Registration Statement

On September 29, 2016, the Company and the Operating Partnership filed with the Securities and Exchange Commission a shelf registration statement on Form S-3, which became immediately effective upon filing. As discussed above under “—Liquidity and Capital Resources of the Company,” the Company is a well-known seasoned issuer, and this universal shelf registration statement provides for the public offering and sale from time to time by the Company of its preferred stock, common stock, depository shares and guarantees of debt securities and by the Operating Partnership of its debt securities, in each case in unlimited amounts. The Company evaluates the capital markets on an ongoing basis for opportunities to raise capital, and, as circumstances warrant, the Company and the Operating Partnership may issue securities of all of these types in one or more offerings at any time and from time to time on an opportunistic basis, depending upon, among other things, market conditions, available pricing and capital needs. When the Company receives proceeds from the sales of its preferred or common stock, it generally contributes the net proceeds from those sales to the Operating Partnership in exchange for corresponding preferred or common partnership units of the Operating Partnership. The Operating Partnership may use these proceeds and proceeds from the sale of its debt securities to repay debt, including borrowings under its unsecured revolving credit facility, to develop new or existing properties, to make acquisitions of properties or portfolios of properties, or for general corporate purposes.

In January 2017, the Company raised approximately $308.8 million of net proceeds through a public offering of 4,427,500 shares of its common stock at a price of $72.75 per share, before underwriting discounts and commissions.

Unsecured Senior Notes - Private Placement

On September 14, 2016, the Operating Partnership entered into a Note Purchase Agreement in a private placement (the “Note Purchase Agreement”), in connection with the issuance and sale of $175.0 million principal amount of the Operating Partnership’s 3.35% Senior Notes, Series A, due February 17, 2027 (the “Series A Notes”), and $75.0 million principal amount of the Operating Partnership’s 3.45% Senior Notes, Series B, due February 17, 2029 (the “Series B Notes” and, together with the Series A Notes, the “Series A and B Notes”). Under the delayed draw option of the Series

A and B Notes, the Operating Partnership is required to issue $175.0 million principal amount of its Series A Notes and $75.0 million principal amount of its Series B Notes by February 17, 2017. As of December 31, 2016, there were no amounts issued or outstanding under the Series A and B Notes. The Series A Notes mature on February 17, 2027, and the Series B Notes mature on February 17, 2029, unless earlier redeemed or prepaid pursuant to the terms of the Note Purchase Agreement. Interest on the Series A and B Notes is payable semi-annually in arrears on February 17 and August 17 of each year beginning February 17, 2017.

Secured Debt

On November 30, 2016, the Company entered into a ten-year, non-recourse mortgage note for $170.0 million bearing interest at a fixed rate of 3.57%. The proceeds from the mortgage note were used to repay a $64.4 million mortgage note, at par, in December 2016 and for general corporate purposes.

Unsecured and Secured Debt

The aggregate principal amount of our unsecured and secured debt of the Operating Partnership outstanding as of December 31, 2016 was as follows:

Aggregate Principal Amount Outstanding (1)(2)
(in thousands)
Unsecured Term Loan Facility	$150,000
Unsecured Term Loan	39,000
Unsecured Senior Notes due 2018	325,000
Unsecured Senior Notes due 2020	250,000
Unsecured Senior Notes due 2023	300,000
Unsecured Senior Notes due 2025	400,000
Unsecured Senior Notes due 2029	400,000
Secured Debt	469,766
Total Unsecured and Secured Debt	2,333,766
Less: Unamortized Net Discounts and Deferred Financing Costs	(13,643)
Total Debt, Net	$2,320,123
________________________

(1)
In September, the Company completed a private placement of $175.0 million of ten-year, 3.35% unsecured senior notes and $75.0 million of twelve-year, 3.45% unsecured senior notes with a delayed draw option required to be exercised by February 17, 2017. The table above does not reflect any amounts pertaining to these notes because there were no amounts drawn or outstanding as of December 31, 2016.

(2)	There was no outstanding balance on the unsecured line of credit as of December 31, 2016.

Debt Composition

The composition of the Operating Partnership’s aggregate debt balances between secured and unsecured and fixed-rate and variable-rate debt as of December 31, 2016 and 2015 was as follows:

	Percentage of Total Debt (1)		Weighted Average Interest Rate (1) (2)
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Secured vs. unsecured:
Unsecured (3)	79.9%	83.2%	4.4%	4.3%
Secured	20.1	16.8	4.4%	5.1%
Variable-rate vs. fixed-rate:
Variable-rate	8.1	8.4	1.8%	1.4%
Fixed-rate (3)	91.9	91.6	4.6%	4.7%
Stated rate (3)			4.4%	4.5%
GAAP effective rate (4)			4.3%	4.4%
GAAP effective rate including debt issuance costs			4.5%	4.6%
________________________

(1)
In September, the Company completed a private placement of $175.0 million of ten-year, 3.35% unsecured senior notes and $75.0 million of twelve-year, 3.45% unsecured senior notes with a delayed draw option required to be exercised by February 17, 2017. The table above does not reflect any amounts pertaining to these notes because there were no amounts drawn or outstanding as of December 31, 2016. The table above also does not reflect any amounts pertaining to the unsecured line of credit as there were no amounts outstanding as of December 31, 2016.

(2)	As of the end of the period presented.

(3)	Excludes the impact of the amortization of any debt discounts/premiums and deferred financing costs.
(4) Includes the impact of the amortization of any debt discounts/premiums, excluding deferred financing costs.

Liquidity Uses

Contractual Obligations

The following table provides information with respect to our contractual obligations as of December 31, 2016. The table: (i) indicates the maturities and scheduled principal repayments of our secured and unsecured debt outstanding as of December 31, 2016 as well as commitments for the Series A and B Notes issuable pursuance to the Note Purchase Agreement; (ii) indicates the scheduled interest payments of our fixed-rate and variable-rate debt as of December 31, 2016; (iii) provides information about the minimum commitments due in connection with our ground lease obligations and other lease and contractual commitments; and (iv) provides estimated development commitments as of December 31, 2016. Note that the table does not reflect our available debt maturity extension options and reflects gross aggregate principal amounts before the effect of unamortized discounts/premiums.

	Payment Due by Period
	Less than 1 Year (2017)	2-3 Years (2018-2019)	4-5 Years (2020-2021)	More than 5 Years (After 2021)	Total
	(in thousands)
Principal payments: secured debt (1)	$7,286	$202,978	$10,479	$249,023	$469,766
Principal payments: unsecured debt (2)	—	514,000	250,000	1,350,000	2,114,000
Interest payments: fixed-rate debt (3)	105,663	177,455	135,337	302,302	720,757
Interest payments: variable-rate debt (4)	3,495	5,228	—	—	8,723
Ground lease obligations (5)	4,934	9,868	9,868	231,402	256,072
Lease and other contractual commitments (6)	69,452	10,029	—	148	79,629
Development commitments (7)	262,000	197,000	—	—	459,000
Total	$452,830	$1,116,558	$405,684	$2,132,875	$4,107,947
___________

(1)	Represents gross aggregate principal amount before the effect of the unamortized premium and deferred financing costs of approximately $4.4 million and $1.4 million as of December 31, 2016.

(2)
Represents gross aggregate principal amount before the effect of the unamortized discount and deferred financing costs of approximately $6.6 million and $10.1 million as of December 31, 2016. Includes $175.0 million of Series A Notes and $75.0 million of Series B Notes issuable pursuant to the Note Purchase Agreement for which no Series A or B Notes were issued and outstanding as of December 31, 2016 but the Company is committed to issuing by February 17, 2017.

(3)
As of December 31, 2016, 91.9% of our debt was contractually fixed. The information in the table above reflects our projected interest rate obligations for these fixed-rate payments based on the contractual interest rates on an accrual basis and scheduled maturity dates. Amounts include interest rate obligations for the Series A and B Notes issuable pursuant to the Note Purchase Agreement for which no Series A or B Notes were issued and outstanding as of December 31, 2016 but the Company is committed to issuing by February 17, 2017.

(4)
As of December 31, 2016, 8.1% of our debt bore interest at variable rates which was incurred under the unsecured term loan facility and unsecured term loan. The variable interest rate payments are based on LIBOR plus a spread of 1.150% as of December 31, 2016. The information in the table above reflects our projected interest rate obligations for these variable-rate payments based on outstanding principal balances as of December 31, 2016, the scheduled interest payment dates and the contractual maturity dates.

(5)
Reflects minimum lease payments through the contractual lease expiration date before the impact of extension options. See Note 18 “Commitment and Contingencies” to our consolidated financial statements included in this report for further information.

(6)
Amounts represent commitments under signed leases and contracts for operating properties, excluding tenant-funded tenant improvements, and for other contractual commitments. The timing of these expenditures may fluctuate.

(7)
Amounts represent commitments under signed leases for pre-leased development projects and contractual commitments for projects under construction, as of December 31, 2016, and also includes $45.0 million for three recently completed office projects, the project in “lease-up” and the completed residential project. The timing of these expenditures may fluctuate based on the ultimate progress of construction. We may start additional construction in 2017 (see “—Development Activities” for additional information).

Other Liquidity Uses

Development

As of December 31, 2016, we had three development projects under construction.  These projects have a total estimated investment of approximately $980.0 million, of which we have incurred approximately $427.0 million and committed an additional $414.0 million as of December 31, 2016, which is included in the table above.  In addition, as of December 31, 2016, we had $9.0 million in uncommitted tenant costs for two completed projects which may be spent throughout 2017 depending on leasing activity.  Furthermore, we currently believe we may spend an additional $50 - $200 million on potential near-term and future development pipeline projects that we expect we may commence construction on throughout 2017.  Ultimate timing of these expenditures may fluctuate given construction progress and leasing status of the projects.  We expect that any material additional development activities will be funded with borrowings under the unsecured revolving credit facility, the public or private issuance of debt or equity securities or the disposition of assets under our capital recycling program.

Potential Future Acquisitions

During the year ended December 31, 2016, we acquired one office building in Mountain View, a four building office and retail complex in Hollywood, two office buildings in Palo Alto, and a 1.75 acre development site in San Francisco for a total purchase price of approximately $476.0 million. In 2015, we acquired two development opportunities for approximately $127.5 million in cash. These transactions were funded through various capital raising activities and, in selected instances, the assumption of existing indebtedness and issuance of common stock.

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

6.875% Series G and 6.375% Series H Cumulative Redeemable Preferred Stock

The Company has the option to redeem the 4,000,000 shares of its 6.875% Series G Cumulative Redeemable Preferred Stock (“Series G Preferred Stock”) and the 4,000,000 shares of its 6.375% Series H Cumulative Redeemable Preferred Stock (“Series H Preferred Stock”), on or after March 27, 2017 and August 15, 2017, respectively, in whole or in part at any time or from time to time, by payment of $25.00 per share in cash, totaling $200.0 million plus any accumulated, accrued and unpaid distributions through the date of redemption. Depending on various factors, including but not limited to market conditions, we may redeem all or part of the outstanding Series G and Series H Preferred Stock on or after their stated redemption dates. Upon redemption of all outstanding Series G and Series H Preferred Stock, we would incur an associated non-cash charge of $7.6 million as a reduction to net income available to common stockholders for the related original issuance costs.

Share Repurchases

On February 23, 2016, the Company’s Board of Directors approved a 4,000,000 share increase to the Company’s existing share repurchase program bringing the total current repurchase authorization to 4,988,025 shares. During the year ended December 31, 2016, the Company repurchased 52,199 shares of common stock at a weighted average price of $55.45 per share of common stock totaling $2.9 million. As of December 31, 2016, 4,935,826 shares remain eligible for repurchase under the Company’s share repurchase program. Under this program, repurchases may be made in open market transactions at prevailing prices or through privately negotiated transactions. We may elect to repurchase shares of our common stock under this program in the future depending upon various factors, including market conditions, the trading price of our common stock and our other uses of capital. This program does not have a termination date, and repurchases may be discontinued at any time. We intend to fund repurchases, if any, primarily with the proceeds from property dispositions.

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

For properties within our stabilized portfolio, excluding our development properties, we believe we could spend approximately $25.0 million to $50.0 million in capital improvements, tenant improvements and leasing costs in 2017, in addition to the lease and contractual commitments included in our capital commitments table above. The amount we ultimately spend will depend on leasing activity during 2017.

The following table sets forth our historical actual capital expenditures, and tenant improvements and leasing costs for deals commenced, excluding tenant-funded tenant improvements, for renewed and re-tenanted space within our stabilized portfolio for each of the years ended December 31, 2016, 2015 and 2014 on a per square foot basis.

	Year Ended December 31,
	2016	2015	2014
Office Properties:(1)
Capital Expenditures:
Capital expenditures per square foot	$1.58	$1.23	$0.84
Tenant Improvement and Leasing Costs (2)
Replacement tenant square feet (3)	583,461	797,560	741,573
Tenant improvements per square foot commenced	$40.98	$42.25	$39.06
Leasing commissions per square foot commenced	$14.30	$14.53	$11.42
Total per square foot	$55.28	$56.78	$50.48
Renewal tenant square feet	476,011	627,783	1,333,231
Tenant improvements per square foot commenced	$10.66	$18.44	$14.23
Leasing commissions per square foot commenced	$7.90	$9.36	$9.71
Total per square foot	$18.56	$27.80	$23.94
Total per square foot per year	$7.05	$7.34	$5.81
Average remaining lease term (in years)	5.5	6.0	5.8
________________________

(1)	Excludes development properties.

(2)	Includes tenants with lease terms of 12 months or longer. Excludes leases for month-to-month and first generation tenants.

(3)	Excludes leases for which the space was vacant for longer than one year, or vacant when the property was acquired by the Company.

Capital expenditures per square foot increased in 2016 as compared to 2015 due to an increase in general building improvements during 2016. Renewal tenant improvements and leasing commissions per square foot decreased in 2016 as compared to 2015 due to the mix of leases renewed in 2016. We currently anticipate capital expenditures for 2017 to be generally consistent with 2016 levels and we currently anticipate tenant improvement and leasing commissions for 2017 to be more in line with 2015 levels, however ultimate costs incurred will depend upon market conditions in each of our submarkets and actual leasing activity.

Distribution Requirements

For a discussion of our dividend and distribution requirements, see “Liquidity and Capital Resources of the Company —Distribution Requirements.” In order to enable the Company to meet the REIT distribution requirements and minimize its obligation to pay income and excise taxes, in December 2016, the Company’s Board of Directors declared a special cash dividend of $1.90 per share of common stock in addition to its regular quarterly cash dividend of $0.375 per share of common stock, which was paid on January 13, 2017 to stockholders on record on December 30, 2016 (see Note 13 “Stockholder’s Equity of the Company” to our consolidated financial statements included in this report).

The Company is required to make cash distributions to the noncontrolling interests for each of its three consolidated property partnerships on a quarterly basis. The cash distribution amounts are made in accordance with each respective strategic venture agreement.

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

Debt Covenants

The unsecured revolving credit facility, unsecured term loan facility, unsecured term loan, unsecured senior notes and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key existing financial covenants and their covenant levels include:

Unsecured Credit Facility, Unsecured Term Loan Facility and Unsecured Term Loan (as defined in the applicable Credit Agreements):	Covenant Level	Actual Performance as of December 31, 2016
Total debt to total asset value	less than 60%	26%
Fixed charge coverage ratio	greater than 1.5x	3.30x
Unsecured debt ratio	greater than 1.67x	3.70x
Unencumbered asset pool debt service coverage	greater than 1.75x	4.18x

Unsecured Senior Notes due 2018, 2020, 2023, 2025 and 2029 (as defined in the applicable Indentures):
Total debt to total asset value	less than 60%	32%
Interest coverage	greater than 1.5x	7.8x
Secured debt to total asset value	less than 40%	6%
Unencumbered asset pool value to unsecured debt	greater than 150%	333%

The Operating Partnership was in compliance with all its debt covenants as of December 31, 2016. Our current expectation is that the Operating Partnership will continue to meet the requirements of its debt covenants in both the short and long term. However, in the event of an economic slowdown or continued volatility in the credit markets, there is no certainty that the Operating Partnership will be able to continue to satisfy all the covenant requirements.

Consolidated Historical Cash Flow Summary

The following summary discussion of our consolidated historical cash flow is based on the consolidated statements of cash flows in Item 15. “Exhibits and Financial Statement Schedules” and is not meant to be an all-inclusive discussion of the changes in our cash flow for the periods presented below. Our historical cash flow activity for the year ended December 31, 2016 as compared to the year ended December 31, 2015 is as follows:

	Year Ended December 31,
	2016	2015	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$345,054	$272,008	$73,046	26.9%
Net cash used in investing activities	(635,435)	(262,752)	(372,683)	141.8%
Net cash provided by financing activities	427,291	23,471	403,820	1,720.5%
Net increase in cash and cash equivalents	$136,910	$32,727	$104,183	318.3%

Operating Activities

Our cash flows from operating activities depend on numerous factors including the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, the level of operating expenses, the impact of property acquisitions, completed development projects and related financing activities, and other general and administrative costs. Our net cash provided by operating activities increased by $73.0 million, or 26.9%, for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to the stabilization of completed development projects as well as an increase in cash rents in the same store portfolio, a decrease in straight-line rent and the expiration of the free rent period for certain leases, resulting in high cash rental revenue, offset by operating property dispositions. See additional information under the caption “—Results of Operations.”

Investing Activities

Our cash flows from investing activities is generally used to fund development and operating property acquisitions, expenditures for development projects, and recurring and nonrecurring capital expenditures for our operating properties, net of proceeds received from dispositions of real estate assets. Our net cash used in investing activities increased by $372.7 million, or 141.8%, for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to a net increase in acquisition activity of $288.2 million during the year ended December 31, 2016. In addition, at December 31, 2016, $48.4 million of net proceeds related to 2016 land and operating property dispositions were being held at a qualified intermediary compared to $59.2 million of proceeds released from qualified intermediaries during 2015.

Financing Activities

Our cash flows from financing activities is principally impacted by our capital raising activities, net of dividends and distributions paid to common and preferred security holders. Net cash provided by financing activities increased by $403.8 million, or 1,720.5%, for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to $453.4 million of contributions received from the third party noncontrolling interest in two strategic ventures completed during the year ended December 31, 2016. This amount includes working capital contributions and is net of transaction costs.

Off-Balance Sheet Arrangements

As of December 31, 2016 and as of the date this report was filed, we did not have any off-balance sheet transactions, arrangements, or obligations, including contingent obligations.

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

The following table presents our FFO for the years ended December 31, 2016, 2015, 2014, 2013 and 2012:

	Year ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Net income available to common stockholders	$280,538	$220,831	$166,969	$30,630	$249,826
Adjustments:
Net income attributable to noncontrolling common units of the Operating Partnership	6,635	4,339	3,589	685	6,187
Net income attributable to noncontrolling interests in consolidated property partnerships	3,375	184	—	—	—
Depreciation and amortization of real estate assets	213,156	201,480	202,108	199,558	168,687
Gains on sales of depreciable real estate	(164,302)	(109,950)	(121,922)	(12,252)	(259,245)
Funds From Operations attributable to noncontrolling interests in consolidated property partnerships	(5,660)	(272)	—	—	—
Funds From Operations (1) (2)	$333,742	$316,612	$250,744	$218,621	$165,455
_______________________

(1)	Reported amounts are attributable to common stockholders, common unitholders and restricted stock unitholders.

(2)
FFO available to common stockholders and unitholders includes amortization of deferred revenue related to tenant-funded tenant improvements of $13.2 million, $13.3 million, $11.0 million, $10.7 million and $9.1 million for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

The following table presents our weighted average shares of common stock and common units outstanding for the years ended December 31, 2016, 2015, 2014, 2013 and 2012:

	Year Ended December 31,
	2016	2015	2014	2013	2012
Weighted average shares of common stock outstanding	92,342,483	89,854,096	83,090,235	77,343,853	69,639,623
Weighted average common units outstanding	2,429,205	1,791,482	1,804,263	1,822,407	1,763,635
Effect of participating securities – nonvested shares and restricted stock units	1,139,669	1,170,571	1,228,807	1,224,208	1,127,534
Total basic weighted average shares / units outstanding	95,911,357	92,816,149	86,123,305	80,390,468	72,530,792
Effect of dilutive securities – Exchangeable Notes, stock options and contingently issuable shares	680,551	541,679	1,877,485	1,765,025	1,123,482
Total diluted weighted average shares / units outstanding	96,591,908	93,357,828	88,000,790	82,155,493	73,654,274

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

The primary market risk we face is interest rate risk. We seek to mitigate this risk by following established risk management policies and procedures. These policies include maintaining prudent amounts of debt, including a greater amount of fixed-rate debt as compared to variable-rate debt in our portfolio, and may include the periodic use of derivative instruments. As of December 31, 2016 and 2015, we did not have any interest-rate sensitive derivative assets or liabilities. Information about our changes in interest rate risk exposures from December 31, 2015 to December 31, 2016 is incorporated herein by reference from “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Operating Partnership.”

Market Risk

As of December 31, 2016, approximately 8.1% of our total outstanding debt of $2.3 billion (before the effects of debt discounts, premiums and deferred financing costs) was subject to variable interest rates. The remaining 91.9% bore interest at fixed rates. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. In general, interest rate fluctuations applied to our variable-rate debt will impact our future earnings and cash flows. Conversely, interest rate fluctuations applied to our fixed-rate debt will generally not impact our future earnings and cash flows, unless such instruments mature or are otherwise terminated and need to be refinanced. However, interest rate fluctuations will impact the fair value of the fixed-rate debt instruments.

We generally determine the fair value of our secured debt, unsecured revolving credit facility, unsecured term loan facility and unsecured term loan by performing discounted cash flow analyses using an appropriate market discount rate. We calculate the market rate by obtaining period-end treasury rates for maturities that correspond to the maturities of our fixed-rate debt and then adding an appropriate credit spread based on information obtained from third-party financial institutions. We calculate the market rate of our unsecured revolving credit facility and unsecured term loan facility by obtaining the period-end LIBOR rate and then adding an appropriate credit spread based on information obtained from third-party financial institutions. These credit spreads take into account factors, including but not limited to, our credit profile, the tenure of the debt, amortization period, whether the debt is secured or unsecured, and the loan-to-value ratio of the debt to the collateral. These calculations are significantly affected by the assumptions used, including the discount rate, credit spreads, and estimates of future cash flow. We determine the fair value of each of our publicly traded unsecured senior notes based on their quoted trading price at the end of the reporting period, if such prices are available. See Note 19 “Fair Value Measurements and Disclosures” and Note 2 "Basis of Presentation and Significant Accounting Policies" in the consolidated financial statements included in this report for additional information on the fair value of our financial assets and liabilities as of December 31, 2016 and December 31, 2015.

As of December 31, 2016, the total outstanding balance of our variable-rate debt was comprised of borrowings on our unsecured term loan facility and unsecured term loan of $189.0 million, which were indexed to LIBOR plus a spread of 1.15% (weighted average interest rate of 1.85%). As of December 31, 2015, the total outstanding balance of our variable-rate debt was comprised of borrowings on our unsecured term loan facility and unsecured term loan of $189.0 million, which were indexed to LIBOR plus a spread of 1.15% (weighted average interest rate of 1.40%). Assuming no changes in the outstanding balance of our existing variable-rate debt as of December 31, 2016 and 2015, a 100 basis point increase in the LIBOR rate would increase our projected annual interest expense, before the effect of capitalization, by approximately $1.9 million.

The total carrying value of our fixed-rate debt was approximately $2.1 billion and $2.0 billion as of December 31, 2016 and 2015, respectively. The total estimated fair value of our fixed-rate debt was approximately $2.2 billion and $2.1 billion as of December 31, 2016 and 2015, respectively. For sensitivity purposes, a 100 basis point increase in the discount rate equates to a decrease in the total fair value of our fixed-rate debt of approximately $114.7 million, or 5.3%, as of December 31, 2016. Comparatively, a 100 basis point increase in the discount rate equates to a decrease in the total fair value of our fixed-rate debt of approximately $117.1 million, or 5.6%, as of December 31, 2015.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2016, the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is supported by written policies and procedures and by an appropriate segregation of responsibilities and duties. The Company has used the criteria set forth in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess our internal control over financial reporting. Based upon this assessment, management concluded that internal control over financial reporting operated effectively as of December 31, 2016.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited the Company’s financial statements and has issued a report on the effectiveness of the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Kilroy Realty Corporation
Los Angeles, California

We have audited the internal control over financial reporting of Kilroy Realty Corporation (the “Company”) as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2016, of the Company and our report dated February 14, 2017 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
February 14, 2017

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

As required by SEC Rule 13a-15(b), the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of its general partner, of the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2016, the end of the period covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of its general partner concluded, as of that time, that the Operating Partnership’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is supported by written policies and procedures and by an appropriate segregation of responsibilities and duties. The Operating Partnership has used the criteria set forth in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess our internal control over financial reporting. Based upon this assessment, management concluded that internal control over financial reporting operated effectively as of December 31, 2016.

Deloitte & Touche LLP, the Operating Partnership’s independent registered public accounting firm, has audited the Operating Partnership’s financial statements and has issued a report on the effectiveness of the Operating Partnership’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Kilroy Realty, L.P.
Los Angeles, California

We have audited the internal control over financial reporting of Kilroy Realty L.P. (the “Operating Partnership”) as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Operating Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Operating Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2016, of the Operating Partnership and our report dated February 14, 2017 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
February 14, 2017

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2017.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2017.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2017.

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
3.(i)2
Certificate of Limited Partnership of Kilroy Realty, L.P. (previously filed by Kilroy Realty, L.P., as an exhibit to the General Form for Registration of Securities on Form 10 as filed with the Securities and Exchange Commission on August 18, 2010)

3.(i)3
Amendment to the Certificate of Limited Partnership of Kilroy Realty, L.P. (previously filed by Kilroy Realty, L.P., as an exhibit to the General Form for Registration of Securities on Form 10 as filed with the Securities and Exchange Commission on August 18, 2010)

3.(i)4
Articles Supplementary designating Kilroy Realty Corporation’s 6.875% Series G Cumulative Redeemable Preferred Stock (previously filed by Kilroy Realty Corporation on Form 8-A as filed with the Securities and Exchange Commission on March 22, 2012)

3.(i)5
Articles Supplementary designating Kilroy Realty Corporation’s 6.375% Series H Cumulative Redeemable Preferred Stock (previously filed by Kilroy Realty Corporation on Form 8-A as filed with the Securities and Exchange Commission on August 10, 2012)

3.(ii)1
Fifth Amended and Restated Bylaws of Kilroy Realty Corporation (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 1, 2017)

Exhibit Number	Description
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

4.6
Indenture, dated May 24, 2010, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, including the form of 6.625% Senior Notes due 2020 and the form of the related guarantee (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 25, 2010)

4.7
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

4.8	Registration Rights Agreement, dated July 31, 2012 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2012)
4.9
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

4.10
Indenture, dated March 1, 2011, by and among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit to the Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on October 2, 2013)

4.11
Supplemental Indenture, dated July 5, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit to the Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on October 2, 2013)

4.12
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
4.13
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

4.14
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

10.4†	Form of Restricted Stock Award Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 8, 2007)
10.5†	Kilroy Realty Corporation Stock Award Deferral Program (previously filed by Kilroy Realty Corporation as an exhibit to Form 8-K as filed with the Securities and Exchange Commission on January 2, 2008)
10.6†
Form of Indemnification Agreement of Kilroy Realty Corporation with certain officers and directors (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2009)

10.7
Deed of Trust, Security Agreement and Fixture Filing, dated January 12, 2011, executed by Kilroy Realty 303, LLC (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 13, 2011)

10.8
Guaranty, dated January 12, 2011, executed by Kilroy Realty, L.P. (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 13, 2011)

10.9
Unsecured Indemnity Agreement, dated January 12, 2011, executed by Kilroy Realty 303, LLC (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8−K as filed with the Securities and Exchange Commission on January 13, 2011)

10.10†
Kilroy Realty Corporation Form of Stock Option Grant Notice and Stock Option Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 24, 2012)

10.11†
Amended and Restated Employment Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and John B. Kilroy, Jr. (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on April 4, 2012)

10.12†
Noncompetition Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and John B. Kilroy, Jr. (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on April 4, 2012)

10.13	Term Loan Agreement, dated March 29, 2012 (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on April 2, 2012)
10.14	First Amendment to Term Loan Agreement, dated November 28, 2012 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2012)
10.15	Promissory Note, dated June 28, 2012 (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2012)
10.16
Loan Agreement, dated June 28, 2012, by and between KR MML 12701, LLC and Massachusetts Mutual Life Insurance Company (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2012)

Exhibit Number	Description
10.17
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Irvine) for 2211 Michelson Drive, Irvine, California, dated June 28, 2012 (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2012)

10.18
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Santa Monica) for 2100-2110 Colorado Avenue, Santa Monica, California, dated June 28, 2012 (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2012)

10.19	Recourse Guaranty Agreement, dated June 28, 2012 (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2012)
10.20	Environmental Indemnification Agreement, dated June 28, 2012 (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2012)
10.21†
Kilroy Realty Corporation 2006 Incentive Award Plan Restricted Stock Unit Agreement by and between Kilroy Realty Corporation and Jeffrey C. Hawken, dated April 4, 2013 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2013)

10.22†
Kilroy Realty Corporation 2006 Incentive Award Plan Restricted Stock Unit Agreement by and between Kilroy Realty Corporation and John Kilroy, Jr., dated March 30, 2012 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2013)

10.23†	Form of Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2013)
10.24†	Form of Stock Award Deferral Program Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2013)
10.25†	Form of Performance-Vest Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2014)
10.26†	Form of Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2014)
10.27†
Form of Restricted Stock Unit Agreement for Non-Employee Members of the Board of Directors (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2014)

10.28†	Kilroy Realty 2006 Incentive Award Plan (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on May 21, 2015)
10.29	Amended and Restated Revolving Credit Agreement, dated June 23, 2014 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2014)
10.30	Amended and Restated Guaranty, dated June 23, 2014 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2014)
10.31	Term Loan Agreement, dated July 31, 2014 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended September 30, 2014)
10.32	Guaranty, dated July 31, 2014 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended September 30, 2014)
10.33
Sales Agreement, dated December 12, 2014, between Kilroy Realty Corporation, Kilroy Realty, L.P. and RBC Capital Markets, LLC (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2014)

10.34
Sales Agreement, dated December 12, 2014, between Kilroy Realty Corporation, Kilroy Realty, L.P. and Jefferies LLC (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2014)

10.35
Sales Agreement, dated December 12, 2014, between Kilroy Realty Corporation, Kilroy Realty, L.P. and KeyBanc Capital Markets Inc. (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2014)

10.36
Sales Agreement, dated December 12, 2014, between Kilroy Realty Corporation, Kilroy Realty, L.P. and BNP Paribas Securities Corp. (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2014)

Exhibit Number	Description
10.37
Sales Agreement, dated December 12, 2014, between Kilroy Realty Corporation, Kilroy Realty, L.P. and J.P. Morgan Securities LLC (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2014)

10.38
Sales Agreement, dated December 12, 2014, between Kilroy Realty Corporation, Kilroy Realty, L.P. and Barclays Capital Inc. (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2014)

10.39†	Form of Performance-Vest Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2015)
10.40†	Form of Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2015)
10.41†
Form of Restricted Stock Unit Agreement for Non-Employee Members of the Board of Directors (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2015)

10.42†
Amended and Restated Employment Agreement and Non-Competition Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Jeffrey C. Hawken effective as of December 31, 2015 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2015)

10.43†	Kilroy Realty Corporation Director Compensation Policy effective as of January 1, 2016 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2015)
10.44†
Kilroy Realty Corporation 2006 Incentive Award Plan Restricted Stock Unit Agreement by and between Kilroy Realty Corporation and Jeffrey C. Hawken, dated January 9, 2016 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2016)

10.45†
Amended and Restated Employment Agreement and Non-Competition Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Tyler H. Rose effective as of January 28, 2016 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2016)

10.46†
Amended and Restated Employment Agreement and Non-Competition Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Justin W. Smart effective as of January 28, 2016 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2016)

10.47	Note Purchase Agreement dated September 14, 2016 (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on September 14, 2016)
10.48*	Amendment to Sales Agreement, dated September 29, 2016, between Kilroy Realty Corporation, Kilroy Realty, L.P. and RBC Capital Markets, LLC
10.49*	Amendment to Sales Agreement, dated September 29, 2016, between Kilroy Realty Corporation, Kilroy Realty, L.P. and Jefferies LLC
10.50*	Amendment to Sales Agreement, dated September 29, 2016, between Kilroy Realty Corporation, Kilroy Realty, L.P. and KeyBanc Capital Markets Inc.
10.51*	Amendment to Sales Agreement, dated September 29, 2016, between Kilroy Realty Corporation, Kilroy Realty, L.P. and BNP Paribas Securities Corp.
10.52*	Amendment to Sales Agreement, dated September 29, 2016, between Kilroy Realty Corporation, Kilroy Realty, L.P. and J.P. Morgan Securities LLC
10.53*	Amendment to Sales Agreement, dated September 29, 2016, between Kilroy Realty Corporation, Kilroy Realty, L.P. and Barclays Capital Inc.
10.54	Form of Time Sharing Agreement of Kilroy Realty, L.P. (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended September 30, 2016)
10.55†*	Kilroy Realty Corporation 2007 Deferred Compensation Plan, as amended and restated effective January 1, 2017
12.1*	Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges and Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Dividends of Kilroy Realty Corporation

Exhibit Number	Description
12.2*	Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges of Kilroy Realty, L.P.
21.1*	List of Subsidiaries of Kilroy Realty Corporation
21.2*	List of Subsidiaries of Kilroy Realty, L.P.
23.1*	Consent of Deloitte & Touche LLP for Kilroy Realty Corporation
23.2*	Consent of Deloitte & Touche LLP for Kilroy Realty, L.P.
24.1*	Power of Attorney (included on the signature page of this Form 10-K)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty Corporation
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty Corporation
31.3*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty, L.P.
31.4*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty, L.P.
32.1*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty Corporation
32.2*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty Corporation
32.3*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty, L.P.
32.4*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty, L.P.
101.1
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Capital, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.(1)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Kilroy Realty Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 14, 2017.

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

Name	Title	Date

/s/ John Kilroy	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 14, 2017
John Kilroy
/s/ Tyler H. Rose	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 14, 2017
Tyler H. Rose
/s/ Heidi R. Roth	Executive Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 14, 2017
Heidi R. Roth
/s/ Edward F. Brennan, PhD	Director	February 13, 2017
Edward F. Brennan, PhD
/s/ Jolie Hunt	Director	February 13, 2017
Jolie Hunt
/s/ Scott S. Ingraham	Director	February 13, 2017
Scott S. Ingraham
/s/ Gary R. Stevenson	Director	February 13, 2017
Gary R. Stevenson
/s/ Peter B. Stoneberg	Director	February 13, 2017
Peter B. Stoneberg

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Kilroy Realty, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 14, 2017.

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

Name	Title	Date

/s/ John Kilroy	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 14, 2017
John Kilroy
/s/ Tyler H. Rose	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 14, 2017
Tyler H. Rose
/s/ Heidi R. Roth	Executive Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 14, 2017
Heidi R. Roth
/s/ Edward F. Brennan, PhD	Director	February 13, 2017
Edward F. Brennan, PhD
/s/ Jolie Hunt	Director	February 13, 2017
Jolie Hunt
/s/ Scott S. Ingraham	Director	February 13, 2017
Scott S. Ingraham
/s/ Gary R. Stevenson	Director	February 13, 2017
Gary R. Stevenson
/s/ Peter B. Stoneberg	Director	February 13, 2017
Peter B. Stoneberg

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2016 AND 2015
AND FOR THE THREE YEARS ENDED DECEMBER 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Kilroy Realty Corporation
Los Angeles, California

We have audited the accompanying consolidated balance sheets of Kilroy Realty Corporation (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kilroy Realty Corporation as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
February 14, 2017

KILROY REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2016	December 31, 2015
ASSETS
REAL ESTATE ASSETS (Notes 2, 3 and 4):
Land and improvements	$1,108,971	$875,794
Buildings and improvements	4,938,250	4,091,012
Undeveloped land and construction in progress	1,013,533	1,361,340
Total real estate assets held for investment	7,060,754	6,328,146
Accumulated depreciation and amortization	(1,139,853)	(994,241)
Total real estate assets held for investment, net	5,920,901	5,333,905
REAL ESTATE ASSETS AND OTHER ASSETS HELD FOR SALE, NET (Note 4)	9,417	117,666
CASH AND CASH EQUIVALENTS (Notes 4 and 11)	193,418	56,508
RESTRICTED CASH (Note 4)	56,711	696
MARKETABLE SECURITIES (Notes 16 and 19)	14,773	12,882
CURRENT RECEIVABLES, NET (Note 6)	13,460	11,153
DEFERRED RENT RECEIVABLES, NET (Note 6)	218,977	189,704
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Notes 3 and 5)	208,368	176,683
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 7)	70,608	27,233
TOTAL ASSETS	$6,706,633	$5,926,430
LIABILITIES AND EQUITY
LIABILITIES:
Secured debt, net (Notes 8, 9 and 19)	$472,772	$380,835
Unsecured debt, net (Notes 8, 9 and 19)	1,847,351	1,844,634
Accounts payable, accrued expenses and other liabilities (Note 18)	202,391	246,323
Accrued dividends and distributions (Notes 13 and 29)	222,306	34,992
Deferred revenue and acquisition-related intangible liabilities, net (Notes 3, 5 and 10)	150,360	128,156
Rents received in advance and tenant security deposits	52,080	49,361
Liabilities and deferred revenue of real estate assets held for sale (Note 4)	56	7,543
Total liabilities	2,947,316	2,691,844
COMMITMENTS AND CONTINGENCIES (Note 18)
EQUITY (Notes 11 and 13):
Stockholders’ Equity:
Preferred Stock, $.01 par value, 30,000,000 shares authorized,
6.875% Series G Cumulative Redeemable Preferred stock, $.01 par value, 4,600,000 shares authorized, 4,000,000 shares issued and outstanding ($100,000 liquidation preference)	96,155	96,155
6.375% Series H Cumulative Redeemable Preferred stock, $.01 par value, 4,000,000 shares authorized, issued and outstanding ($100,000 liquidation preference)	96,256	96,256
Common stock, $.01 par value, 150,000,000 shares authorized, 93,219,439 and 92,258,690 shares issued and outstanding, respectively	932	923
Additional paid-in capital	3,457,649	3,047,894
Distributions in excess of earnings	(107,997)	(70,262)
Total stockholders’ equity	3,542,995	3,170,966
Noncontrolling Interests:
Common units of the Operating Partnership (Note 11)	85,590	57,100
Noncontrolling interests in consolidated property partnerships (Notes 2 and 11)	130,732	6,520
Total noncontrolling interests	216,322	63,620
Total equity	3,759,317	3,234,586
TOTAL LIABILITIES AND EQUITY	$6,706,633	$5,926,430

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014
REVENUES:
Rental income	$574,413	$525,355	$466,328
Tenant reimbursements	61,079	53,774	46,717
Other property income (Notes 18 and 20)	7,080	2,146	8,680
Total revenues	642,572	581,275	521,725
EXPENSES:
Property expenses	113,932	105,378	100,514
Real estate taxes	55,206	50,223	45,197
Provision for bad debts	—	545	58
Ground leases (Notes 5 and 18)	3,439	3,096	3,075
General and administrative expenses	57,029	48,265	46,152
Acquisition-related expenses	1,902	497	1,479
Depreciation and amortization (Notes 2 and 5)	217,234	204,294	202,417
Total expenses	448,742	412,298	398,892
OTHER (EXPENSES) INCOME:
Interest income and other net investment gains (losses) (Note 19)	1,764	243	561
Interest expense (Note 9)	(55,803)	(57,682)	(67,571)
Total other (expenses) income	(54,039)	(57,439)	(67,010)
INCOME FROM CONTINUING OPERATIONS BEFORE GAINS ON SALES OF REAL ESTATE	139,791	111,538	55,823
Net (loss) gain on sales of land (Note 4)	(295)	17,116	3,490
Gains on sales of depreciable operating properties (Note 4)	164,302	109,950	—
INCOME FROM CONTINUING OPERATIONS	303,798	238,604	59,313
DISCONTINUED OPERATIONS (Note 21)
Income from discontinued operations	—	—	2,573
Net gain on dispositions of discontinued operations	—	—	121,922
Total income from discontinued operations	—	—	124,495
NET INCOME	303,798	238,604	183,808
Net income attributable to noncontrolling common units of the Operating Partnership (Notes 2 and 11)	(6,635)	(4,339)	(3,589)
Net income attributable to noncontrolling interests in consolidated property partnerships (Notes 2 and 11)	(3,375)	(184)	—
Total income attributable to noncontrolling interests	(10,010)	(4,523)	(3,589)
NET INCOME ATTRIBUTABLE TO KILROY REALTY CORPORATION	293,788	234,081	180,219
PREFERRED DIVIDENDS (NOTE 13)	(13,250)	(13,250)	(13,250)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$280,538	$220,831	$166,969
Income from continuing operations available to common stockholders per share of common stock – basic (Note 22)	$3.00	$2.44	$0.52
Income from continuing operations available to common stockholders per share of common stock – diluted (Note 22)	$2.97	$2.42	$0.51
Net income available to common stockholders per share – basic (Note 22)	$3.00	$2.44	$1.99
Net income available to common stockholders per share – diluted (Note 22)	$2.97	$2.42	$1.95
Weighted average shares of common stock outstanding – basic (Note 22)	92,342,483	89,854,096	83,090,235
Weighted average shares of common stock outstanding – diluted (Note 22)	93,023,034	90,395,775	84,967,720

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share/unit data)

	Preferred Stock	Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
		Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AS OF DECEMBER 31, 2013	$192,411	82,153,944	$822	$2,478,975	$(210,896)	$2,461,312	$54,848	$2,516,160
Net income					180,219	180,219	3,589	183,808
Issuance of common stock		1,950,599	20	123,840		123,860		123,860
Issuance of share-based compensation awards		—		1,692		1,692		1,692
Non-cash amortization of share-based compensation				14,471		14,471		14,471
Exercise of stock options		495,000	5	21,087		21,092		21,092
Repurchase of common stock and restricted stock units		(58,045)		(3,533)		(3,533)		(3,533)
Settlement of restricted stock units for shares of common stock		141,205	—	(1)		(1)		(1)
Shares of common stock issued in connection with settlement of 4.25% Exchangeable Senior Notes		2,091,323	21	202		223		223
Shares of common stock received in connection with capped call option transactions		(515,342)	(5)	5		—		—
Exchange of common units of the Operating Partnership		1,000		28		28	(28)	—
Adjustment for noncontrolling interest in the Operating Partnership				(866)		(866)	866	—
Contribution by noncontrolling interest in consolidated property partnership							977	977
Preferred dividends and distributions					(13,250)	(13,250)		(13,250)
Dividends declared per share of common stock and common unit ($1.40 per share/unit)					(119,037)	(119,037)	(2,526)	(121,563)
BALANCE AS OF DECEMBER 31, 2014	192,411	86,259,684	863	2,635,900	(162,964)	2,666,210	57,726	2,723,936
Net income					234,081	234,081	4,523	238,604
Issuance of common stock		5,640,033	56	387,342		387,398		387,398
Issuance of share-based compensation awards				1,692		1,692		1,692
Non-cash amortization of share-based compensation				18,869		18,869		18,869
Exercise of stock options		342,000	4	14,569		14,573		14,573
Repurchase of common stock, stock options and restricted stock units		(101,389)		(7,081)		(7,081)		(7,081)
Settlement of restricted stock units for shares of common stock		78,937	—	(1)		(1)		(1)
Exchange of common units of the Operating Partnership		39,425		1,223		1,223	(1,223)	—
Adjustment for noncontrolling interest in the Operating Partnership				(4,619)		(4,619)	4,619	—
Contribution by noncontrolling interest in consolidated property partnership							474	474
Preferred dividends and distributions					(13,250)	(13,250)		(13,250)
Dividends declared per share of common stock and common unit ($1.40 per share/unit)					(128,129)	(128,129)	(2,499)	(130,628)
BALANCE AS OF DECEMBER 31, 2015	192,411	92,258,690	923	3,047,894	(70,262)	3,170,966	63,620	3,234,586
Net income					293,788	293,788	10,010	303,798
Issuance of common stock (Note 13)		451,398	4	31,113		31,117		31,117
Issuance of share-based compensation awards (Note 15)				1,827		1,827		1,827
Non-cash amortization of share-based compensation (Note 15)				26,624		26,624		26,624
Exercise of stock options (Note 15)		286,500	3	12,205		12,208		12,208
Repurchase of common stock, stock options and restricted stock units (Note 15)		(137,126)	(1)	(8,874)		(8,875)		(8,875)
Settlement of restricted stock units for shares of common stock (Note 15)		109,044	1	(1)		—		—
Issuance of common units in connection with acquisition (Note 3)							48,033	48,033
Exchange of common units of the Operating Partnership		250,933	2	8,891		8,893	(8,893)	—
Initial contributions from noncontrolling interest in consolidated property partnership, net of transaction costs (Note 11)				328,997		328,997	124,452	453,449
Distributions to noncontrolling interests in consolidated property partnerships						—	(3,615)	(3,615)
Adjustment for noncontrolling interest in the Operating Partnership (Note 2)				8,973		8,973	(8,973)	—
Preferred dividends and distributions					(13,250)	(13,250)		(13,250)
Dividends declared per share of common stock and common unit ($3.375 per share/unit) (Notes 13 and 29)					(318,273)	(318,273)	(8,312)	(326,585)
BALANCE AS OF DECEMBER 31, 2016	$192,411	93,219,439	$932	$3,457,649	$(107,997)	$3,542,995	$216,322	$3,759,317
See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$303,798	$238,604	$183,808
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of real estate assets and leasing costs	213,156	201,482	202,108
Depreciation of non-real estate furniture, fixtures and equipment	4,078	2,812	2,370
Increase in provision for bad debts	—	545	58
Non-cash amortization of share-based compensation awards (Note 15)	21,064	15,537	12,095
Non-cash amortization of deferred financing costs and debt discounts and premiums	2,720	1,853	4,315
Non-cash amortization of net below market rents (Note 5)	(7,166)	(8,449)	(8,328)
Gains on sales of depreciable operating properties (Note 4)	(164,302)	(109,950)	—
Gains on sales of discontinued operations (Note 21)	—	—	(121,922)
Loss (gain) on sales of land (Note 4)	295	(17,116)	(3,490)
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements (Note 10)	(13,244)	(13,338)	(10,979)
Straight-line rents	(29,629)	(44,383)	(31,782)
Net change in other operating assets	(5,214)	(8,085)	367
Net change in other operating liabilities	19,498	12,496	16,633
Net cash provided by operating activities	345,054	272,008	245,253
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for development properties and undeveloped land	(351,012)	(407,969)	(417,784)
Expenditures for acquisitions of development properties and undeveloped land (Note 3)	(33,513)	(139,073)	(147,182)
Expenditures for acquisitions of operating properties (Note 3)	(393,767)	—	(204,546)
Expenditures for operating properties and other capital assets	(111,961)	(99,557)	(132,080)
Net proceeds received from dispositions (Notes 4 and 21)	325,031	319,639	427,544
(Increase) decrease in restricted cash (Note 4)	(56,015)	65,210	(25,405)
Issuance of notes receivable (Note 7)	(16,100)	(3,000)	—
Decrease (increase) in acquisition-related deposits	1,902	1,998	(1,983)
Net cash used in investing activities	(635,435)	(262,752)	(501,436)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on unsecured revolving credit facility	305,000	250,000	505,000
Repayments on unsecured revolving credit facility	(305,000)	(390,000)	(410,000)
Proceeds from the issuance of secured debt (Note 9)	170,000	—	—
Principal payments and repayments of secured debt (Note 9)	(74,140)	(159,766)	(9,845)
Net proceeds from the issuance of unsecured debt (Note 9)	—	397,776	395,528
Repayments of unsecured debt (Note 9)	—	(325,000)	(83,000)
Repayments of exchangeable senior notes (Note 9)	—	—	(172,500)
Borrowings on unsecured debt (Note 9)	—	—	39,000
Financing costs	(2,159)	(4,814)	(8,648)
Net proceeds from issuance of common stock (Note 13)	31,117	387,398	102,229
Proceeds from exercise of stock options (Note 15)	12,208	14,573	21,092
Repurchase of common stock and restricted stock units (Note 13)	(8,875)	(7,081)	(3,533)
Contributions from noncontrolling interests in consolidated property partnerships (Notes 2 and 11)	453,449	474	977
Distributions to noncontrolling interests in consolidated property partnerships	(3,615)	—	—
Dividends and distributions paid to common stockholders and common unitholders	(137,444)	(126,839)	(118,463)
Dividends and distributions paid to preferred stockholders and preferred unitholders	(13,250)	(13,250)	(13,250)
Net cash provided by financing activities	427,291	23,471	244,587
Net increase (decrease) in cash and cash equivalents	136,910	32,727	(11,596)
Cash and cash equivalents, beginning of year	56,508	23,781	35,377
Cash and cash equivalents, end of year	$193,418	$56,508	$23,781

See accompanying notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Kilroy Realty, L.P.
Los Angeles, California

We have audited the accompanying consolidated balance sheets of Kilroy Realty, L.P. (the “Operating Partnership”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, capital, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kilroy Realty, L.P. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Operating Partnership’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2017 expressed an unqualified opinion on the Operating Partnership’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
February 14, 2017

KILROY REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	December 31, 2016	December 31, 2015
ASSETS
REAL ESTATE ASSETS (Notes 2, 3 and 4):
Land and improvements	$1,108,971	$875,794
Buildings and improvements	4,938,250	4,091,012
Undeveloped land and construction in progress	1,013,533	1,361,340
Total real estate assets held for investment	7,060,754	6,328,146
Accumulated depreciation and amortization	(1,139,853)	(994,241)
Total real estate assets held for investment, net	5,920,901	5,333,905
REAL ESTATE ASSETS AND OTHER ASSETS HELD FOR SALE, NET (Note 4)	9,417	117,666
CASH AND CASH EQUIVALENTS (Notes 4 and 12)	193,418	56,508
RESTRICTED CASH (Note 4)	56,711	696
MARKETABLE SECURITIES (Notes 16 and 19)	14,773	12,882
CURRENT RECEIVABLES, NET (Note 6)	13,460	11,153
DEFERRED RENT RECEIVABLES, NET (Note 6)	218,977	189,704
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Notes 3 and 5)	208,368	176,683
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 7)	70,608	27,233
TOTAL ASSETS	$6,706,633	$5,926,430
LIABILITIES AND CAPITAL
LIABILITIES:
Secured debt, net (Notes 9 and 19)	$472,772	$380,835
Unsecured debt, net (Notes 9 and 19)	1,847,351	1,844,634
Accounts payable, accrued expenses and other liabilities (Note 18)	202,391	246,323
Accrued distributions (Notes 14 and 29)	222,306	34,992
Deferred revenue and acquisition-related intangible liabilities, net (Notes 3, 5 and 10)	150,360	128,156
Rents received in advance and tenant security deposits	52,080	49,361
Liabilities and deferred revenue of real estate assets held for sale (Note 4)	56	7,543
Total liabilities	2,947,316	2,691,844
COMMITMENTS AND CONTINGENCIES (Note 18)
CAPITAL (Notes 12 and 14):
Partners’ Capital:
6.875% Series G Cumulative Redeemable Preferred units, 4,000,000 units issued and outstanding ($100,000 liquidation preference)	96,155	96,155
6.375% Series H Cumulative Redeemable Preferred units, 4,000,000 units issued and outstanding ($100,000 liquidation preference)	96,256	96,256
Common units, 93,219,439 and 92,258,690 held by the general partner and 2,381,543 and 1,764,775 held by common limited partners issued and outstanding, respectively	3,431,768	3,031,609
Total Partners’ Capital	3,624,179	3,224,020
Noncontrolling interests in consolidated property partnerships and subsidiaries (Notes 2 and 12)	135,138	10,566
Total capital	3,759,317	3,234,586
TOTAL LIABILITIES AND CAPITAL	$6,706,633	$5,926,430
See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit and per unit data)

	Year Ended December 31,
	2016	2015	2014
REVENUES:
Rental income	$574,413	$525,355	$466,328
Tenant reimbursements	61,079	53,774	46,717
Other property income (Notes 18 and 20)	7,080	2,146	8,680
Total revenues	642,572	581,275	521,725
EXPENSES:
Property expenses	113,932	105,378	100,514
Real estate taxes	55,206	50,223	45,197
Provision for bad debts	—	545	58
Ground leases (Notes 5 and 18)	3,439	3,096	3,075
General and administrative expenses	57,029	48,265	46,152
Acquisition-related expenses	1,902	497	1,479
Depreciation and amortization (Notes 2 and 5)	217,234	204,294	202,417
Total expenses	448,742	412,298	398,892
OTHER (EXPENSES) INCOME:
Interest income and other net investment gains (losses) (Note 19)	1,764	243	561
Interest expense (Note 9)	(55,803)	(57,682)	(67,571)
Total other (expenses) income	(54,039)	(57,439)	(67,010)
INCOME FROM CONTINUING OPERATIONS BEFORE GAINS ON SALES OF REAL ESTATE	139,791	111,538	55,823
Net (loss) gain on sales of land (Note 4)	(295)	17,116	3,490
Gains on sales of depreciable operating properties (Note 4)	164,302	109,950	—
INCOME FROM CONTINUING OPERATIONS	303,798	238,604	59,313
DISCONTINUED OPERATIONS (Note 21)
Income from discontinued operations	—	—	2,573
Net gain on dispositions of discontinued operations	—	—	121,922
Total income from discontinued operations	—	—	124,495
NET INCOME	303,798	238,604	183,808
Net income attributable to noncontrolling interests in consolidated property partnerships and subsidiaries (Notes 2 and 12)	(3,735)	(467)	(260)
NET INCOME ATTRIBUTABLE TO KILROY REALTY, L.P.	300,063	238,137	183,548
PREFERRED DISTRIBUTIONS (NOTE 14)	(13,250)	(13,250)	(13,250)
NET INCOME AVAILABLE TO COMMON UNITHOLDERS	$286,813	$224,887	$170,298
Income from continuing operations available to common unitholders per unit – basic (Note 23)	$2.99	$2.44	$0.52
Income from continuing operations available to common unitholders per unit – diluted (Note 23)	$2.96	$2.42	$0.51
Net income available to common unitholders per unit – basic (Note 23)	$2.99	$2.44	$1.99
Net income available to common unitholders per unit – diluted (Note 23)	$2.96	$2.42	$1.94
Weighted average common units outstanding – basic (Note 23)	94,771,688	91,645,578	84,894,498
Weighted average common units outstanding – diluted (Note 23)	95,452,239	92,187,257	86,771,983

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(in thousands, except unit and per unit data)

	Partners’ Capital			Total Partners’ Capital	Noncontrolling Interests in Consolidated Property Partnerships and Subsidiaries
	Preferred Units	Number of Common Units	Common Units			Total Capital
BALANCE AS OF DECEMBER 31, 2013	$192,411	83,959,144	$2,315,361	$2,507,772	$8,388	$2,516,160
Net income			183,548	183,548	260	183,808
Issuance of common units		1,950,599	123,860	123,860		123,860
Issuance of share-based compensation awards			1,692	1,692		1,692
Non-cash amortization of share-based compensation			14,471	14,471		14,471
Exercise of stock options		495,000	21,092	21,092		21,092
Repurchase of common units and restricted stock units		(58,045)	(3,533)	(3,533)		(3,533)
Settlement of restricted stock units		141,205	(1)	(1)		(1)
Shares of common stock issued in connection with settlement of 4.25% Exchangeable Senior Notes		2,091,323	223	223		223
Shares of common stock received in connection with capped call option transactions		(515,342)		—		—
Contribution by noncontrolling interest in consolidated subsidiary					977	977
Preferred distributions			(13,250)	(13,250)		(13,250)
Distributions declared per common unit ($1.40 per unit)			(121,563)	(121,563)		(121,563)
BALANCE AS OF DECEMBER 31, 2014	192,411	88,063,884	2,521,900	2,714,311	9,625	2,723,936
Net income			238,137	238,137	467	238,604
Issuance of common units		5,640,033	387,398	387,398		387,398
Issuance of share-based compensation awards			1,692	1,692		1,692
Non-cash amortization of share-based compensation			18,869	18,869		18,869
Exercise of stock options		342,000	14,573	14,573		14,573
Repurchase of common units and restricted stock units		(101,389)	(7,081)	(7,081)		(7,081)
Settlement of restricted stock units		78,937	(1)	(1)		(1)
Contribution by noncontrolling interest in consolidated subsidiary					474	474
Preferred distributions			(13,250)	(13,250)		(13,250)
Distributions declared per common unit ($1.40 per unit)			(130,628)	(130,628)		(130,628)
BALANCE AS OF DECEMBER 31, 2015	192,411	94,023,465	3,031,609	3,224,020	10,566	3,234,586
Net income			300,063	300,063	3,735	303,798
Issuance of common units (Note 14)		451,398	31,117	31,117		31,117
Issuance of common units in connection with acquisition (Note 3)		867,701	48,033	48,033		48,033
Issuance of share-based compensation awards (Note 15)			1,827	1,827		1,827
Non-cash amortization of share-based compensation (Note 15)			26,624	26,624		26,624
Exercise of stock options (Note 15)		286,500	12,208	12,208		12,208
Repurchase of common units and restricted stock units (Note 15)		(137,126)	(8,875)	(8,875)		(8,875)
Settlement of restricted stock units (Note 15)		109,044	—	—		—
Initial contributions from noncontrolling interest in consolidated property partnership, net of transaction costs (Note 12)			328,997	328,997	124,452	453,449
Distributions to noncontrolling interests in consolidated property partnerships					(3,615)	(3,615)
Preferred distributions			(13,250)	(13,250)		(13,250)
Distributions declared per common unit ($3.375 per unit)			(326,585)	(326,585)		(326,585)
BALANCE AS OF DECEMBER 31, 2016	$192,411	95,600,982	$3,431,768	$3,624,179	$135,138	$3,759,317

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$303,798	$238,604	$183,808
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of real estate assets and leasing costs	213,156	201,482	202,108
Depreciation of non-real estate furniture, fixtures and equipment	4,078	2,812	2,370
Increase in provision for bad debts	—	545	58
Non-cash amortization of share-based compensation awards (Note 15)	21,064	15,537	12,095
Non-cash amortization of deferred financing costs and debt discounts and premiums	2,720	1,853	4,315
Non-cash amortization of net below market rents (Note 5)	(7,166)	(8,449)	(8,328)
Gains on sales of depreciable operating properties (Note 4)	(164,302)	(109,950)	—
Gains on sales of discontinued operations (Note 21)	—	—	(121,922)
Loss (gain) on sales of land (Note 4)	295	(17,116)	(3,490)
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements (Note 10)	(13,244)	(13,338)	(10,979)
Straight-line rents	(29,629)	(44,383)	(31,782)
Net change in other operating assets	(5,214)	(8,085)	367
Net change in other operating liabilities	19,498	12,496	16,633
Net cash provided by operating activities	345,054	272,008	245,253
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for development properties and undeveloped land	(351,012)	(407,969)	(417,784)
Expenditures for acquisitions of development properties and undeveloped land (Note 3)	(33,513)	(139,073)	(147,182)
Expenditures for acquisitions of operating properties (Note 3)	(393,767)	—	(204,546)
Expenditures for operating properties and other capital assets	(111,961)	(99,557)	(132,080)
Net proceeds received from dispositions (Notes 4 and 21)	325,031	319,639	427,544
(Increase) decrease in restricted cash (Note 4)	(56,015)	65,210	(25,405)
Issuance of notes receivable (Note 7)	(16,100)	(3,000)	—
Decrease (increase) in acquisition-related deposits	1,902	1,998	(1,983)
Net cash used in investing activities	(635,435)	(262,752)	(501,436)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on unsecured revolving credit facility	305,000	250,000	505,000
Repayments on unsecured revolving credit facilty	(305,000)	(390,000)	(410,000)
Proceeds from the issuance of secured debt (Note 9)	170,000	—	—
Principal payments and repayments of secured debt (Note 9)	(74,140)	(159,766)	(9,845)
Net proceeds from the issuance of unsecured debt (Note 9)	—	397,776	395,528
Repayments of unsecured debt (Note 9)	—	(325,000)	(83,000)
Repayments of exchangeable senior notes (Note 9)	—	—	(172,500)
Borrowings on unsecured debt (Note 9)	—	—	39,000
Financing costs	(2,159)	(4,814)	(8,648)
Net proceeds from issuance of common units (Note 14)	31,117	387,398	102,229
Proceeds from exercise of stock options (Note 15)	12,208	14,573	21,092
Repurchase of common units and restricted stock units (Note 14)	(8,875)	(7,081)	(3,533)
Contributions from noncontrolling interests in consolidated property partnerships (Notes 2 and 12)	453,449	474	977
Distributions to noncontrolling interests in consolidated property partnerships	(3,615)	—	—
Distributions paid to common unitholders	(137,444)	(126,839)	(118,463)
Distributions paid to preferred unitholders	(13,250)	(13,250)	(13,250)
Net cash provided by financing activities	427,291	23,471	244,587
Net increase (decrease) in cash and cash equivalents	136,910	32,727	(11,596)
Cash and cash equivalents, beginning of year	56,508	23,781	35,377
Cash and cash equivalents, end of year	$193,418	$56,508	$23,781

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2016

1.	Organization and Ownership

Kilroy Realty Corporation (the “Company”) is a self-administered real estate investment trust (“REIT”) active in premier office and mixed-use submarkets along the West Coast. We own, develop, acquire and manage real estate assets, consisting primarily of Class A properties in the coastal regions of Los Angeles, Orange County, San Diego County, the San Francisco Bay Area and Greater Seattle, which we believe have strategic advantages and strong barriers to entry. Class A real estate encompasses attractive and efficient buildings of high quality that are attractive to tenants, are well-designed and constructed with above-average material, workmanship and finishes and are well-maintained and managed. We qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “KRC.”

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

Our stabilized portfolio of operating properties was comprised of the following properties at December 31, 2016:

	Number of Buildings	Rentable Square Feet (unaudited)	Number of Tenants	Percentage Occupied (unaudited)	Percentage Leased (unaudited)
Stabilized Office Properties	108	14,025,856	549	96.0%	97.0%

	Number of Buildings	Number of Units	Percentage Occupied (unaudited)	Percentage Leased (unaudited)
Stabilized Residential Property	1	200	46.0%	56.5%

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

During the year ended December 31, 2016, we added three development projects to our stabilized office portfolio consisting of two projects totaling 640,942 rentable square feet in San Francisco, California and a 73,000 rentable square foot project in Del Mar, California. These three properties were included in our stabilized office portfolio as of December 31, 2016. As of December 31, 2016, the following properties were excluded from our stabilized portfolio. We did not have any redevelopment properties as of December 31, 2016.

	Number of Properties/Projects	Estimated Office Rentable Square Feet (unaudited)
Properties held for sale (1)	1	67,995
Development project in “lease-up" (2)	1	377,000
Development projects under construction (2)(3)	3	1,100,000
_______________

(1)	See Note 4 “Dispositions and Real Estate Assets Held for Sale” for additional information.

(2)	Estimated rentable square feet upon completion.

(3)	Development projects under construction also include 96,000 square feet of retail space and 237 residential units in addition to the estimated office rentable square feet noted above.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our stabilized portfolio also excludes our near-term and future development pipeline, which as of December 31, 2016 is comprised of seven potential development sites, representing approximately 54 gross acres of undeveloped land.

As of December 31, 2016, all of our properties and development projects were owned and all of our business was conducted in the state of California with the exception of twelve office properties and one future development project located in the state of Washington. All of our properties and development projects are 100% owned, excluding four office properties owned by three consolidated property partnerships, and an office property held by a consolidated variable interest entity for a future transaction intended to qualify as like-kind exchanges pursuant to Section 1031 of the Code (“Section 1031 Exchanges”).

Two of the three property partnerships, 100 First Street Member, LLC (“100 First LLC”) and 303 Second Street Member, LLC (“303 Second LLC”), each owned one office property in San Francisco, California through subsidiary REITs. As of December 31, 2016, the Company owned a 56% equity interest in both 100 First LLC and 303 Second LLC. The third property partnership, Redwood City Partners, LLC (“Redwood LLC”) owned two office properties in Redwood City, California. As of December 31, 2016, the Company owned an approximate 93% common equity interest in Redwood LLC. The remaining interests in all three property partnerships were owned by unrelated third parties. (See Note 11 “Noncontrolling Interests on the Company’s Consolidated Financial Statements” and Note 12 “Noncontrolling Interests on the Operating Partnership’s Consolidated Financial Statements” to our consolidated financial statements included in this report for additional information).

As of December 31, 2016, the Company owned an approximate 97.5% common general partnership interest in the Operating Partnership. The remaining approximate 2.5% common limited partnership interest in the Operating Partnership as of December 31, 2016 was owned by non-affiliated investors and certain of our executive officers and directors. Both the general and limited common partnership interests in the Operating Partnership are denominated in common units. Generally, the number of common units held by the Company is equivalent to the number of outstanding shares of the Company’s common stock, and the rights of all the common units to quarterly distributions and payments in liquidation mirror those of the Company’s common stockholders. The common limited partners have certain redemption rights as provided in the Operating Partnership’s Seventh Amended and Restated Agreement of Limited Partnership, as amended, the “Partnership Agreement” (see Note 11 “Noncontrolling Interests on the Company’s Consolidated Financial Statements” for additional information).

Kilroy Realty Finance, Inc., a wholly-owned subsidiary of the Company, is the sole general partner of the Finance Partnership and owns a 1.0% common general partnership interest. The Operating Partnership owns the remaining 99.0% common limited partnership interest. We conduct substantially all of our development activities through Kilroy Services, LLC (“KSLLC”), which is a wholly owned subsidiary of the Operating Partnership. With the exception of the Operating Partnership and our consolidated property partnerships, all of our subsidiaries are wholly-owned.

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company include the consolidated financial position and results of operations of the Company, the Operating Partnership, the Finance Partnership, KSLLC, 303 Second LLC, 100 First LLC, Redwood LLC and all of our wholly-owned and controlled subsidiaries. The consolidated financial statements of the Operating Partnership include the consolidated financial position and results of operations of the Operating Partnership, the Finance Partnership, KSLLC, 303 Second LLC, 100 First LLC, Redwood LLC and all wholly-owned and controlled subsidiaries of the Operating Partnership. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

Effective January 1, 2016, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update (“ASU”) No. 2015-03 and No. 2015-15, which requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. However, for line-of-credit arrangements, entities may defer and present debt issuance costs as an asset and amortize the costs ratably over the term of the line of credit arrangement, regardless of whether

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

there are any outstanding borrowings on the line of credit arrangement. As a result of our adoption of the guidance, $1.1 million of deferred financing costs as of December 31, 2015 were reclassified to reduce secured debt, net and $12.0 million of deferred financing costs as of December 31, 2015 were reclassified to reduce unsecured debt, net in the December 31, 2015 balances on our consolidated balance sheets. In addition, $4.6 million of deferred financing costs relating to our unsecured line of credit as of December 31, 2015 were reclassified to prepaid expenses and other assets, net in the December 31, 2015 balances on our consolidated balance sheets. The guidance did not have a material impact on our consolidated financial statements.
Partially Owned Entities and Variable Interest Entities

Effective January 1, 2016, the Company adopted FASB ASU No. 2015-02 (“ASU 2015-02”), which amended certain guidance with respect to the evaluation of Variable Interest Entities (“VIEs”) and when a reporting entity is required to consolidate certain legal entities. Specifically, the amendments: (i) modify the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidation analysis of reporting entities that are involved with VIEs, and (iv) provide a scope exception for certain entities.
Under the new guidance, effective January 1, 2016, the Operating Partnership was determined to be a VIE of the Company as the Operating Partnership is a limited partnership in which the common limited partners do not have substantive kick-out rights or participating rights. However, given that the Company was deemed to be the primary beneficiary of the Operating Partnership because the Company has the ability to control the activities that most significantly impact the Operating Partnership's economic performance, the adoption of this new guidance and the conclusion that the Operating Partnership was a VIE did not have any impact on our consolidated financial statements since the conclusion to consolidate the Operating Partnership still applied. The Operating Partnership was the only new VIE identified as part of the adoption of the guidance as of January 1, 2016.
At December 31, 2016 the consolidated financial statements of the Company included three VIEs in addition to the Operating Partnership: 303 Second LLC; 100 First LLC; and an entity established during the fourth quarter of 2016 to facilitate a Section 1031 Exchange. At December 31, 2016, the Company and the Operating Partnership were determined to be the primary beneficiary of these three VIEs as since we had the ability to control the activities that most significantly impact each of the VIEs’ economic performance. As of December 31, 2016, the three VIEs’ total assets, liabilities and noncontrolling interest included on our consolidated balance sheet were approximately $654.3 million (of which $588.6 million related to real estate held for investment), approximately $166.1 million and approximately $124.3 million, respectively. Revenues, income and net assets generated by 303 Second LLC and 100 First LLC may only be used to settle their contractual obligations, which primarily consist of operating expenses, mortgage debt related payments, capital expenditures and required distributions. In January 2017, the Section 1031 Exchange was successfully completed and the entity established for the 1031 Exchange was no longer a VIE.

At December 31, 2015, the consolidated financial statements of the Company and the Operating Partnership included two VIEs in which we were deemed to be the primary beneficiary. One VIE, Redwood LLC, was established in the second quarter of 2013 in connection with an undeveloped land acquisition. During the year ended December 31, 2016, Redwood LLC had a VIE reconsideration event and was determined to no longer be a VIE. The other VIE was established during the fourth quarter of 2015 to facilitate potential Section 1031 Exchanges and was terminated during 2016. The impact of consolidating the VIEs increased the Company’s total assets, liabilities and noncontrolling interests as of December 31, 2015 by approximately $203.3 million (of which $187.3 million related to real estate held for investment on our consolidated balance sheet), approximately $28.8 million and approximately $6.5 million, respectively.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We also evaluate whether the entity is a variable interest entity and whether we are the primary beneficiary. VIEs are entities in which the equity investors do not have sufficient equity at risk to finance their endeavors without additional financial support or the holders of the equity investment at risk do not have a controlling financial interest. We are deemed to be the primary beneficiary of a VIE when we have the power to direct the activities of the VIE that most significantly impact the VIEs’ economic performance and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.

If the requirements for consolidation are not met, the Company would account for investments under the equity method of accounting if we have the ability to exercise significant influence over the entity. Equity method investments would be initially recorded at cost and subsequently adjusted for our share of net income or loss and cash contributions and distributions each period. The Company did not have any equity method investments at December 31, 2016 or December 31, 2015.

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

The fair value of the above-market or below-market component of an acquired in-place operating lease is based upon the present value (calculated using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining non-cancellable lease term and (ii) our estimate of the rents that would be paid using fair market rental rates and rent escalations at the date of acquisition measured over the remaining non-cancellable term of the lease for above-market operating leases and the initial non-cancellable term plus the term of any below-market fixed rate renewal options, if applicable, for below-market operating leases. Our below-market operating leases generally do not include fixed rate or below-market renewal options. The amounts recorded for above-market operating leases are included in deferred leasing costs and acquisition-related intangible assets, net on the balance sheet and are amortized on a straight-line basis as a reduction of rental income over the remaining term of the applicable leases. The amounts recorded for below-market operating leases are included in deferred revenue and acquisition-related intangible liabilities, net on the balance sheet and are amortized on a straight-line basis as an increase to rental income over the remaining term of the applicable leases plus the term of any below-market fixed rate renewal options, if applicable. The amortization of the below-market ground lease obligation is recorded as an increase to ground lease expense in the consolidated statements of operations for the periods presented. The amortization of the above-market ground lease obligation is recorded as a decrease to ground lease expense in the consolidations statements of operations for the periods presented.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We record the acquisition of undeveloped land that does not meet the accounting criteria to be accounted for as business combinations and the subsequent acquisition of the fee interest in land and improvements underlying our properties at the purchase price paid and capitalize the associated acquisition costs. During the years ended December 31, 2016, 2015 and 2014 we capitalized $0.5 million, $1.1 million and $4.5 million, respectively, in acquisition costs associated with development acquisitions.

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

•
For office development and redevelopment properties that are pre-leased, we cease capitalization when revenue recognition commences, which is upon substantial completion of tenant improvements deemed to be the Company's asset for accounting purposes.

•
For office development and redevelopment properties that are not pre-leased, we may not immediately build out the tenant improvements. Therefore, we cease capitalization when revenue recognition commences upon substantial completion of the tenant improvements deemed to be the Company's asset for accounting purposes, but in any event, no later than one year after the cessation of major construction activities. We also cease capitalization on a development or redevelopment property when activities necessary to prepare the property for its intended use have been suspended.

•
For office development or redevelopment properties with multiple tenants and staged leasing, we cease capitalization and begin depreciation on the portion of the development or redevelopment property for which revenue recognition has commenced.

•	For residential development properties, we cease capitalization when the property is substantially complete and available for occupancy.

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

Depreciation and Amortization of Buildings and Improvements

The costs of buildings and improvements and tenant improvements are depreciated using the straight-line method of accounting over the estimated useful lives set forth in the table below. Depreciation expense for buildings and improvements, including discontinued operations, for the three years ended December 31, 2016, 2015, and 2014 was $172.0 million, $159.5 million and $153.8 million, respectively.

Asset Description	Depreciable Lives
Buildings and improvements	25 – 40 years
Tenant improvements	1 – 20 years (1)
________________________

(1)	Tenant improvements are amortized over the shorter of the lease term or the estimated useful life.

Real Estate Assets Held for Sale, Dispositions and Discontinued Operations

A real estate asset is classified as held for sale when certain criteria are met, including but not limited to the availability of the asset for immediate sale, the existence of an active program to locate a buyer and the probable sale or transfer of the asset within one year. If such criteria are met, we present the applicable assets and liabilities related to the real estate asset held for sale, if material, separately on the balance sheet and we would cease to record depreciation and amortization expense. Real estate assets held for sale are reported at the lower of their carrying value or their estimated fair value less the estimated costs to sell. As of December 31, 2016, we classified one operating property located in San Diego, California as held for sale. As of December 31, 2015, we classified four operating properties and one undeveloped land parcel located in San Diego, California as held for sale.

Effective January 1, 2015, the Company adopted FASB ASU No. 2014-08 (“ASU 2014-08”), which changed the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only property disposals representing a strategic shift that has (or will have) a major effect on an entity's operations and financial results, such as a major line of business, a major geographical area or a major equity investment, are required to be presented as discontinued operations. If we were to determine that the property disposition represents a strategic shift, the revenues, expenses and net gain (loss) on dispositions of the property would be recorded in discontinued operations for all periods presented through the date of the applicable disposition. The Company adopted and applied the new guidance on a prospective basis as required by ASU 2014-08. Therefore, properties classified as held for sale and/or disposed of subsequent to January 1, 2015 that do not represent a strategic shift are presented in continuing operations for all periods presented. In accordance with this guidance, the operations of the six properties sold during the year ended December 31, 2016 and the ten properties sold during the year ended December 31, 2015 are presented in continuing operations for the years ended December 31, 2016 and December 31, 2015, respectively.

Prior to January 1, 2015, the revenues and expenses of operating properties that have been sold, if material, and the revenues and expenses of operating properties that have been classified as held for sale, if material, are reported in the consolidated statements of operations as discontinued operations for all periods presented through the date of the applicable disposition. The net gains (losses) on disposition of operating properties are reported in the consolidated statements of operations as discontinued operations in the period the properties are sold. In determining whether the revenues, expenses, and net gains (losses) on dispositions of operating properties are reported as discontinued operations, we evaluate whether we have any significant continuing involvement in the operations, leasing, or management of the sold property. If we were to determine that we had any significant continuing involvement, the revenues, expenses and net gain (loss) on dispositions of the operating property would not be recorded in discontinued operations. For the year ended December 31, 2014, discontinued operations includes the net income and gains on all of the properties sold in 2014.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The net gains (losses) on dispositions of non-depreciable real estate property, including land, are reported in the consolidated statements of operations as gains (losses) on sale of land within continuing operations in the period the land is sold.

Revenue Recognition

We recognize revenue from rent, tenant reimbursements, parking and other revenue once all of the following criteria are met: (i) the agreement has been fully executed and delivered, (ii) services have been rendered, (iii) the amount is fixed or determinable and (iv) the collectability of the amount is reasonably assured.

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

For residential properties, we commence revenue recognition upon occupancy of the units by the tenants. Residential rental revenue is recognized on a straight-line basis over the term of the related lease, net of any concessions.

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

Other Property Income

Other property income primarily includes amounts recorded in connection with lease terminations, tenant bankruptcy settlement payments and property damage settlement related payments. Lease termination fees are amortized over the remaining lease term, if applicable. If there is no remaining lease term, they are recognized when received and realized. Other property income also includes miscellaneous income from tenants, such as fees related to the restoration of leased premises to their original condition and fees for late rental payments.

Allowances for Uncollectible Tenant and Deferred Rent Receivables

We carry our current and deferred rent receivables net of allowances for uncollectible amounts. Our determination of the adequacy of these allowances is based primarily upon evaluations of individual receivables, current economic conditions, and other relevant factors. The allowances are increased or decreased through the provision for bad debts on our consolidated statements of operations.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash and Cash Equivalents

We consider all highly-liquid investments with original maturities of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consists of cash proceeds from dispositions that are temporarily held at qualified intermediaries for purposes of facilitating potential Section 1031 Exchanges and cash held in escrow related to acquisition and disposition holdbacks. Restricted cash also includes cash held as collateral to provide credit enhancement for the Operating Partnership’s mortgage debt, including cash reserves for capital expenditures, tenant improvements and property taxes. As of December 31, 2016, we had $48.4 million of restricted cash held at qualified intermediaries for the purpose of facilitating Section 1031 Exchanges. In January 2017, the Section 1031 Exchange was completed and the cash was released from the qualified intermediary. As of December 31, 2015, we had no restricted cash held at qualified intermediaries for the purpose of facilitating Section 1031 Exchanges.

Marketable Securities / Deferred Compensation Plan

Marketable securities reported in our consolidated balance sheets represent the assets held in connection with the Kilroy Realty Corporation 2007 Deferred Compensation Plan (the “Deferred Compensation Plan”) (see Note 16 “Employee Benefit Plans” for additional information). The Deferred Compensation Plan assets are held in a limited rabbi trust and invested in various mutual and money market funds. As a result, the marketable securities are treated as trading securities for financial reporting purposes and are adjusted to fair value at the end of each accounting period, with the corresponding gains and losses recorded in interest income and other net investment gains.

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

Deferred Leasing Costs

Costs incurred in connection with successful property leasing are capitalized as deferred leasing costs and classified as investing activities in the statement of cash flows. Deferred leasing costs consist primarily of leasing commissions and also include certain internal payroll costs and lease incentives, which are amortized using the straight-line method of accounting over the lives of the leases which generally range from one to 20 years. We reevaluate the remaining useful lives of leasing costs as the creditworthiness of our tenants and economic and market conditions change. If we determine that the estimated remaining life of a lease has changed, we adjust the amortization period accordingly. Fully amortized deferred leasing costs are written off each quarter.

Deferred Financing Costs

Financing costs related to the origination or assumption of long-term debt are deferred and generally amortized using the straight-line method of accounting, which approximates the effective interest method, over the contractual terms of the applicable financings. Fully amortized deferred financing costs are written off when the corresponding financing is repaid. As of December 31, 2016 and 2015, our secured debt was reported net of unamortized deferred financing costs of $1.4 million and $1.1 million, respectively, and our unsecured debt was reported net of unamortized deferred financing costs of $10.1 million and $12.0 million, respectively. Deferred financing costs related to our unsecured line of credit were reported in prepaid expenses and other assets net of accumulated amortization of $5.7 million and $4.3 million as of December 31, 2016 and 2015, respectively.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Debt Discounts and Premiums

Original issuance debt discounts and discounts/premiums related to recording debt acquired in connection with operating property acquisitions at fair value are generally amortized and accreted on a straight-line basis, which approximates the effective interest method. Discounts are recorded as additional interest expense from date of issuance or acquisition through the contractual maturity date of the related debt. Premiums are recorded as a reduction to interest expense from the date of issuance or acquisition through the contractual maturity date of the related debt. Our secured debt is presented including unamortized premiums of $4.4 million and $6.2 million as of December 31, 2016 and 2015, respectively. Our unsecured senior notes are presented net of unamortized discounts of $6.6 million and $7.4 million, as of December 31, 2016 and 2015, respectively.

Noncontrolling Interests - Common Units of the Operating Partnership in the Company's Consolidated Financial Statements

Common units of the Operating Partnership within noncontrolling interests in the Company’s consolidated financial statements represent the common limited partnership interests in the Operating Partnership not held by the Company (“noncontrolling common units”). Noncontrolling common units are presented in the equity section of the Company’s consolidated balance sheets and are reported at their proportionate share of the net assets of the Operating Partnership. Noncontrolling interests with redemption provisions that permit the issuer to settle in either cash or shares of common stock must be further evaluated to determine whether equity or temporary equity classification on the balance sheet is appropriate. Since the common units contain such a provision, we evaluated the accounting guidance and determined that the common units qualify for equity presentation in the Company’s consolidated financial statements. Net income attributable to noncontrolling common units is allocated based on their relative ownership percentage of the Operating Partnership during the reported period. The noncontrolling interest ownership percentage is determined by dividing the number of noncontrolling common units by the total number of common units outstanding. The issuance or redemption of additional shares of common stock or common units results in changes to the noncontrolling interest percentage as well as the total net assets of the Company. As a result, all equity transactions result in an allocation between equity and the noncontrolling interest in the Company’s consolidated balance sheets and statements of equity to account for the changes in the noncontrolling interest ownership percentage as well as the change in total net assets of the Company.

Noncontrolling Interests in Consolidated Property Partnerships

Noncontrolling interests in consolidated property partnerships represent the equity interests held by unrelated third parties in our three consolidated property partnerships (see Note 11 “Noncontrolling Interests on the Company’s Consolidated Financial Statements” and see Note 12 “Noncontrolling Interests on the Operating Partnership’s Consolidated Financial Statements”). Noncontrolling interests in consolidated property partnerships are not redeemable and are presented as permanent equity in the Company's consolidated balance sheets. We account for the noncontrolling interests in consolidated property partnerships using the hypothetical liquidation at book value (“HLBV”) method to attribute the earnings or losses of the consolidated property partnerships between the controlling and noncontrolling interests. Under the HLBV method, the amounts reported as noncontrolling interests in consolidated property partnerships in the consolidated balance sheets represent the amounts the noncontrolling interests would hypothetically receive at each balance sheet reporting date under the liquidation provisions of the governing agreements assuming the net assets of the consolidated property partnerships were liquidated at recorded amounts and distributed between the controlling and noncontrolling interests in accordance with the governing documents. The net income attributable to noncontrolling interests in consolidated property partnerships in the consolidated statements of operations is associated with the increase or decrease in the noncontrolling interest holders’ contractual claims on the respective entities’ balance sheets assuming a hypothetical liquidation at the end of that reporting period when compared with their claims on the respective entities’ balance sheets assuming a hypothetical liquidation at the beginning of that reporting period, after removing any contributions or distributions.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Preferred Partnership Interests on the Operating Partnership’s Consolidated Balance Sheets

Preferred partnership interests of the Operating Partnership represent the issued and outstanding 4,000,000 6.875% Series G Cumulative Redeemable Preferred Units (“Series G Preferred Units”) and the 4,000,000 6.375% Series H Cumulative Redeemable Preferred Units (“Series H Preferred Units”) which were outstanding as of December 31, 2016 and 2015.

The Series G and Series H Preferred Units are presented in the permanent equity section of the Operating Partnership’s consolidated balance sheets given that the Series G and Series H Preferred Units may only be redeemed at our option (see Note 14 “Preferred and Common Units of the Operating Partnership”). The Company is the holder of both the Series G and Series H Preferred Units and for each Series G and Series H Preferred Unit the Company has an equivalent number of shares of the Company’s 6.875% Series G Cumulative Redeemable Preferred Stock and shares of the Company’s 6.375% Series H Cumulative Redeemable Preferred Stock publicly issued and outstanding.

Common Partnership Interests on the Operating Partnership’s Consolidated Balance Sheets

The common units held by the Company and the noncontrolling common units held by the common limited partners are both presented in the permanent equity section of the Operating Partnership’s consolidated balance sheets in partners’ capital. The redemption rights of the noncontrolling common units permit us to settle the redemption obligation in either cash or shares of the Company’s common stock at our option (see Note 11 “Noncontrolling Interests on the Company’s Consolidated Financial Statements” for additional information).

Noncontrolling Interests on the Operating Partnership’s Consolidated Financial Statements

Noncontrolling interests in the Operating Partnership’s consolidated financial statements include the non-controlling interest in property partnerships (see Note 12 “Noncontrolling Interests on the Operating Partnership’s Consolidated Financial Statements”) and the Company’s 1.0% general partnership interest in the Finance Partnership. The 1.0% general partnership interest in the Finance Partnership noncontrolling interest is presented in the permanent equity section of the Operating Partnership’s consolidated balance sheets given that these interests are not convertible or redeemable into any other ownership interest of the Company or the Operating Partnership.

Equity Offerings

Underwriting commissions and offering costs incurred in connection with common equity offerings and our at-the-market stock offering program (see Note 13 “Stockholders’ Equity of the Company”) are reflected as a reduction of additional paid-in capital. Issuance costs incurred in connection with preferred equity offerings are reflected as a reduction of the carrying value of the preferred equity.

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

For programs with performance-based measures, the total estimated compensation cost is based on our most recent estimate of the probable achievement of the pre-established specific corporate performance measures. These estimates are based on our latest internal forecasts for each performance measure. For programs with market measures, the total estimated compensation cost is based on the fair value of the award at the grant date. For programs with performance-based measures and market measures, the total estimated compensation cost is based on the fair value per share at the grant date multiplied by our most recent estimate of the number of shares to be earned based on the probable achievement of the pre-established corporate performance measures based on our latest internal forecasts.

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

Basic and Diluted Net Income Available to Common Stockholders per Share

Basic net income available to common stockholders per share is computed by dividing net income available to common stockholders, after preferred distributions and the allocation of income to participating securities, by the weighted-average number of shares of common stock outstanding for the period. Diluted net income available to common stockholders per share is computed by dividing net income available for common stockholders, after preferred distributions and the allocation of income to participating securities, by the sum of the weighted-average number of shares of common stock outstanding for the period plus the assumed exercise of all dilutive securities. The impact of the outstanding common units is considered in the calculation of diluted net income available to common stockholders per share. The common units are not reflected in the diluted net income available to common stockholders per share calculation because the exchange of common units into common stock is on a one for one basis, and the common units are allocated net income on a per share basis equal to the common stock (see Note 22 “Net Income Available to Common Stockholders Per Share of the Company”). Accordingly, any exchange would not have any effect on diluted net income (loss) available to common stockholders per share.

Nonvested share-based payment awards (including nonvested restricted stock units (“RSUs”), vested market-measure RSUs and vested dividend equivalents issued to holders of RSUs) containing nonforfeitable rights to dividends or dividend equivalents are accounted for as participating securities and included in the computation of basic and diluted net income available to common stockholders per share pursuant to the two-class method. The dilutive effect of stock options is reflected in the weighted average diluted outstanding shares calculation by application of the treasury stock method. The dilutive effect of the outstanding nonvested shares of common stock (“nonvested shares”) and RSUs that have not yet been granted but are contingently issuable under the share-based compensation programs is reflected in the weighted average diluted shares calculation by application of the treasury stock method at the beginning of the quarterly period in which all necessary conditions have been satisfied. During the periods exchangeable debt instruments were outstanding prior to their maturity in November 2014, the dilutive effect of the exchangeable debt instruments

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

was reflected in the weighted average diluted outstanding shares calculation when the average quoted trading price of the Company’s common stock on the NYSE for the periods exchangeable was above the exchangeable debt exchange prices.

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

Fair Value Measurements

The fair value of our financial assets and liabilities are disclosed in Note 19, “Fair Value Measurements and Disclosures,” to our consolidated financial statements. The only financial assets recorded at fair value on a recurring basis in our consolidated financial statements are our marketable securities. We elected not to apply the fair value option for any of our eligible financial instruments or other items.

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

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code. To qualify as a REIT, we must distribute annually at least 90% of our adjusted taxable income, as defined in the Code, to our stockholders and satisfy certain other organizational and operating requirements. We generally will not be subject to federal income taxes if we distribute 100% of our taxable income for each year to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and we may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and to federal income taxes and excise taxes on our undistributed taxable income. We believe that we have met all of the REIT distribution and technical requirements for the years ended December 31, 2016, 2015 and 2014, and we were not subject to any federal income taxes (see Note 26 “Tax Treatment of Distributions” for additional information). We intend to continue to adhere to these requirements and maintain the Company’s REIT status. Accordingly, no provision for income taxes has been made in the accompanying financial statements.

In addition, any taxable income from our taxable REIT subsidiary, which was formed in 2002, is subject to federal, state, and local income taxes. For the years ended December 31, 2016, 2015 and 2014 the taxable REIT subsidiary had de minimis taxable income.

Uncertain Tax Positions

We include favorable tax positions in the calculation of tax liabilities if it is more likely than not that our adopted tax position will prevail if challenged by tax authorities.

We evaluated the potential impact of identified uncertain tax positions for all tax years still subject to audit under state and federal income tax law and concluded that we did not have any unrecognized tax benefits or any additional tax liabilities as of December 31, 2016 or 2015. As of December 31, 2016, the years still subject to audit are 2012 through 2016 under the California state income tax law and 2013 through 2016 under the federal income tax law.

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

Concentration of Credit Risk

All of our properties and development and redevelopment projects are owned and all of our business is currently conducted in the state of California with the exception of the ownership and operation of twelve office properties and one near-term development project located in the state of Washington. The ability of tenants to honor the terms of their leases is dependent upon the economic, regulatory, and social factors affecting the communities in which our tenants operate.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2016, our 15 largest tenants represented approximately 37.3% of total annualized base rental revenues.

We have deposited cash with financial institutions that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. As of December 31, 2016 and 2015, we had cash accounts in excess of FDIC insured limits.

Recently Issued Accounting Pronouncements

On January 5, 2017, the FASB issued ASU No. 2017-01 (“ASU 2017-01”) to amend the guidance for determining whether a transaction involves the purchase or disposal of a business or an asset. The amendments clarify that when substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or a group of similar assets, the set of assets and activities is not a business. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and early adoption is permitted for transactions which have not been previously reported in financial statements that have been issued. The Company currently anticipates that it will early adopt the guidance effective January 1, 2017 and that the guidance will result in acquisitions of operating properties being accounted for as asset acquisitions instead of business combinations. The adoption of this guidance will also change the accounting for the transaction costs for acquisitions of operating properties such that transaction costs will be able to be capitalized as part of the purchase price of the acquisition instead of being expensed as acquisition-related expenses.

On November 17, 2016, the FASB issued ASU No. 2016-18 (“ASU 2016-18”) to require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and early adoption is permitted. The Company does not currently anticipate that the guidance will have a material impact on our consolidated financial statements or notes to our consolidated financial statements.
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
On May 9, 2016, the FASB issued ASU No. 2016-12, which clarifies and provides practical expedients for certain aspects of ASU No. 2014-09, which outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers and notes that lease contracts with customers are a scope exception. Public business entities may elect to adopt the amendments as of the original effective date; however, adoption is required for annual reporting periods beginning after December 15, 2017. The Company is currently conducting its evaluation of the impact of the guidance. More specifically, the Company is evaluating the impact on the timing of gain recognition for dispositions, but currently does not believe there will be a material impact to our consolidated financial statements for dispositions given the simplicity of the Company’s historical disposition transactions. In addition, the Company is in the process of evaluating whether the guidance will impact the accounting for tenant reimbursements, but we currently do not believe this will have a material impact on our consolidated financial statements and notes to our consolidated financial statements.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On March 30, 2016, the FASB issued ASU No. 2016-09 (“ASU 2016-09”) to amend the accounting guidance for share-based payment accounting. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods and early adoption is permitted. The Company adopted this guidance effective January 1, 2017 and the adoption did not have a material impact on our consolidated financial statements or notes to our consolidated financial statements.
On February 25, 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”) to amend the accounting guidance for leases. The accounting applied by a lessor is largely unchanged under ASU 2016-02. However, the standard requires lessees to recognize lease assets and lease liabilities for leases classified as operating leases on the balance sheet. Lessees will recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it will recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and early adoption is permitted. The Company is currently conducting its evaluation of the impact of the guidance. The Company currently believes that the adoption of the standard will not have a material impact for leases where it is a lessor. However, for leases where the Company is a lessee, specifically for the Company’s ground leases, the Company has preliminarily concluded that the adoption of the standard will have a material impact on its consolidated balance sheets since both existing ground leases and any future ground leases will be recorded on the Company's consolidated balance sheet as an obligation of the Company. In addition, for new ground leases entered into after the adoption date of the new standard, the Company currently believes such leases may be required to be accounted for as a financing type lease resulting in ground lease expense recorded using the effective interest method instead of on a straight line basis over the term of the lease. The Company currently believes this could have a material impact on the Company’s results of operations if it entered into material new ground leases after the date of adoption since ground lease expense calculated using the effective interest method results in an increased amount of ground lease expense in the earlier years of a ground lease as compared to the current straight line method.
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

Operating Property Acquisitions

During the year ended December 31, 2016, we acquired the seven operating properties listed below in three transactions with unrelated third parties. We did not acquire any operating properties during the year ended December 31, 2015.

Property	Date of Acquisition	Number of Buildings	Rentable Square Feet (unaudited)	Occupancy as of December 31, 2016 (unaudited)	Purchase Price (in millions) (1)
2016 Acquisitions
1290-1300 Terra Bella Avenue, Mountain View, CA (2)	June 8, 2016	1	114,175	100.0%	$55.4
8560-8590 West Sunset Blvd., West Hollywood, CA (3)	December 7, 2016	4	178,699	87.5%	209.2
1701 Page Mill Rd. and 3150 Porter Dr., Palo Alto, CA (4)	December 19, 2016	2	165,585	100.0%	130.0
Total (5)		7	458,459		$394.6
________________________

(1)	Excludes acquisition-related costs and non-lease related accrued liabilities assumed. Includes assumed unpaid leasing commissions and tenant improvements.

(2)	In connection with this acquisition, the Company assumed $0.2 million in accrued liabilities that are not included in the purchase price above.

(3)
This acquisition encompasses a 10-story office tower, three retail buildings, a four-level subterranean parking structure and three billboards. As of December 31, 2016, this property was temporarily being held in a separate VIE to facilitate potential Section 1031 Exchanges. During January 2017, the Company closed out the Section 1031 Exchange related to this VIE. See Note 2 “Basis of Presentation and Significant Accounting Policies.” In connection with this acquisition, the Company assumed $0.1 million in accrued liabilities that are not included in the purchase price above.

(4)	In connection with this acquisition, the Company entered into a long-term ground lease expiring in December 2067.

(5)
The results of operations for the properties acquired during 2016 contributed $5.2 million and $1.7 million to revenue and net income from continuing operations, respectively, for the year ended December 31, 2016.

The related assets, liabilities and results of operations of the acquired properties are included in the consolidated financial statements as of the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the respective acquisition dates for our 2016 operating property acquisitions:

Acquisitions	Total 2016 Acquisitions (1)

Assets	(in thousands)
Land and improvements	$120,110
Buildings and improvements (2)	259,301
Deferred leasing costs and acquisition-related intangible assets (3)	33,529
Total assets acquired	412,940
Liabilities
Accounts payable, accrued expenses and other liabilities	1,122
Deferred revenue and acquisition-related intangible liabilities (4)	18,050
Total liabilities assumed	19,172
Net assets and liabilities acquired	$393,768
_______________

(1)
The purchase price of the three acquisitions completed during the year ended December 31, 2016 were individually less than 5% and in aggregate less than 10% of the Company’s total assets as of December 31, 2015.

(2)	Represents buildings, building improvements and tenant improvements.

(3)
Represents in-place leases (approximately $27.1 million with a weighted average amortization period of 3.9 years), above-market leases (approximately $0.6 million with weighted average amortization period of 15.8 years) and leasing commissions (approximately $5.8 million with a weighted average amortization period of 5.1 years).

(4)	Represents below-market leases (approximately $18.1 million with a weighted average amortization period of 8.4 years)

Development Project Acquisitions

On March 11, 2016, we acquired an approximately 1.75 acre development site located at 610-620 Brannan Street in San Francisco, California from an unrelated third party. This land parcel is immediately adjacent to our Flower Mart

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

project in the SOMA submarket of San Francisco. The acquisition was funded through $31.0 million in cash and the issuance of 867,701common units in the Operating Partnership valued at approximately $48.0 million (see Note 14). In addition, the Company paid $2.4 million in seller transaction costs and recorded $4.7 million in accrued liabilities in connection with this acquisition. As of December 31, 2016, the underlying assets were included as undeveloped land and construction in progress on our consolidated balance sheets.

During the year ended December 31, 2015 we acquired the following undeveloped land sites listed below from unrelated third parties:

Project	Date of Acquisition	City/Submarket	Type	Purchase Price (1) (in millions)
2015 Acquisitions
333 Dexter (2)	February 13, 2015	Seattle, WA	Land	$49.5
100 Hooper (3)	July 7, 2015	San Francisco, CA	Land	78.0
Total				$127.5
_______________

(1)	See Note 18 “Commitments and Contingencies” for additional information on certain accrued liabilities for these acquisitions.

(2)
Acquisition comprised of four adjacent parcels in the South Lake Union submarket of Seattle, Washington located at 330 Dexter Avenue North, 333 Dexter Avenue North, 401 Dexter Avenue North, and 400 Aurora Avenue North. In connection with this acquisition, we also assumed $2.4 million in accrued liabilities and acquisition costs that are not included in the purchase price above.

(3)
Includes the land parcel located at 150 Hooper. In connection with this acquisition, we assumed $4.1 million in accrued liabilities and acquisition costs that are not included in the purchase price above.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.        Dispositions and Real Estate Assets Held for Sale

Operating Property Dispositions

The following table summarizes the operating properties sold during the years ended December 31, 2016, 2015 and 2014:

Location	Month of Disposition	Number of Buildings	Rentable Square Feet (unaudited)	Sales Price (in millions) (1)
2016 Dispositions
Torrey Santa Fe Properties (2)	January	4	465,812	$262.3
4930, 4939 & 4955 Directors Place, San Diego, CA (3)	July	2	136,908	49.0
Total 2016 Dispositions		6	602,720	$311.3

2015 Dispositions
15050 NE 36th Street, Redmond, WA	April	1	122,103	$51.2
San Diego Properties - Tranches 1 and 2 (4)	April/July	9	924,291	258.0
Total 2015 Dispositions		10	1,046,394	$309.2

2014 Dispositions (5)
San Diego Properties, San Diego, CA (6)	January	12	1,049,035	$294.7
9785 & 9791 Towne Centre Drive, San Diego, CA	June	2	126,000	29.5
111 Pacifica, Irvine, CA	September	1	67,496	15.1
4040 Civic Center Drive, San Rafael, CA	October	1	130,237	34.9
999 Town & Country Road, Orange, CA	December	1	98,551	25.3
Total 2014 Dispositions		17	1,471,319	$399.5
__________________

(1)	Represents gross sales price before the impact of broker commissions and closing costs.

(2)
The Torrey Santa Fe Properties include the following properties: 7525 Torrey Santa Fe, 7535 Torrey Santa Fe, 7545 Torrey Santa Fe and 7555 Torrey Santa Fe. These properties were classified as held for sale at December 31, 2015.

(3)	Includes two operating properties totaling 136,908 rentable square feet and a 7.0 acre undeveloped land parcel.

(4)
The San Diego Properties - Tranche 1 includes the following properties: 10770 Wateridge Circle, 6200 Greenwich Drive and 6220 Greenwich Drive. The San Diego Properties - Tranche 2 includes the following properties: 6260 Sequence Drive, 6290, Sequence Drive, 6310 Sequence Drive, 6340 Sequence Drive, 6350 Sequence Drive and 4921 Directors Place.

(5)
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

(6)
The San Diego Properties included the following properties: 10020 Pacific Mesa Boulevard, 6055 Lusk Avenue, 5010 and 5005 Wateridge Vista Drive, 15435 and 15445 Innovation Drive, and 15051, 15073, 15231, 15253, 15333 and 15378 Avenue of Science. These properties were held for sale as of December 31, 2013.

The operations of the six properties sold during the year ended December 31, 2016 and ten properties sold during the year ended December 31, 2015 are presented in continuing operations for the years ended December 31, 2016 and December 31, 2015, respectively. For the year ended December 31, 2014, discontinued operations includes the income and gains on all of the properties sold in 2014 (see Note 2 “Basis of Presentation and Significant Accounting Policies” and Note 21 “Discontinued Operations” for additional information).

The total gains on sales of the six properties sold during the year ended December 31, 2016 was $164.3 million. The total gains on sales of the ten properties sold during the year ended December 31, 2015 was $110.0 million. The total gains on sales of the 17 properties sold during the year ended December 31, 2014 was $121.9 million.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Operating Properties Held for Sale

As of December 31, 2016 and 2015, the properties listed below were classified as held for sale.

Properties	Submarket	Property Type	Number of Buildings	Rentable Square Feet (unaudited)
2016 Held for Sale
5717 Pacific Center Drive (1)	Sorrento Mesa	Office	1	67,995

2015 Held for Sale
Torrey Santa Fe Properties (2)(3)	Del Mar	Office	4	465,812
__________________

(1)	In January 2017, the Company completed the sale of this property for a total sales price of $12.1 million.

(2)	The Torrey Santa Fe Properties include the following properties: 7525 Torrey Santa Fe, 7535 Torrey Santa Fe, 7545 Torrey Santa Fe, and 7555 Torrey Santa Fe.

(3)	In January 2016, the Company completed the sale of these properties for a total sales price of $262.3 million.

The major classes of assets and liabilities of the properties held for sale as of December 31, 2016 and 2015 were as follows:

	December 31, 2016	December 31, 2015
Real estate assets and other assets held for sale	(in thousands)
Land and improvements	$2,693	$10,534
Buildings and improvements	10,500	144,716
Undeveloped land and construction in progress	—	4,824
Total real estate held for sale	13,193	160,074
Accumulated depreciation and amortization	(3,900)	(46,191)
Total real estate held for sale, net	9,293	113,883
Deferred rent receivables, net	—	2,500
Deferred leasing costs and acquisition-related intangible assets, net	—	1,115
Prepaid expenses and other assets, net	124	168
Real estate and other assets held for sale, net	$9,417	$117,666

Liabilities and deferred revenue of real estate assets held for sale
Secured debt	$—	$561
Accounts payable, accrued expenses and other liabilities	56	2,497
Deferred revenue and acquisition-related intangible liabilities, net	—	2,899
Rents received in advance and tenant security deposits	—	1,586
Liabilities and deferred revenue of real estate assets held for sale	$56	$7,543

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Land Dispositions

The following table summarizes the land dispositions completed during the years ended December 31, 2016, 2015 and 2014:

Properties	Submarket	Month of Disposition	Gross Site Acreage (unaudited)	Sales Price(1) (in millions)
2016 Land Dispositions
Carlsbad Oaks - Lot 7 (2)	Carlsbad	January	7.6	$4.5
Carlsbad Oaks - Lots 4 & 5	Carlsbad	June	11.2	6.0
Carlsbad Oaks - Lot 8	Carlsbad	June	13.2	8.9
Total 2016 Land Dispositions (3)(4)			32.0	$19.4

2015 Land Disposition
17150 Von Karman (4)	Irvine	January	8.5	$26.0

2014 Land Disposition
10850 Via Frontera (4)	Rancho Bernardo	April	21.0	$33.1
__________________

(1)	Represents gross sales price before the impact of commissions and closing costs.

(2)	This land parcel was classified as held for sale as of December 31, 2015.

(3)	In connection with these land dispositions, $2.3 million of secured debt was assumed by the buyers. See Note 9 “Secured and Unsecured Debt of the Operating Partnership” for additional information.

(4)	The 2016 land dispositions resulted in a net loss on sales of $0.3 million and the 2015 and 2014 land dispositions resulted in gain on sales of $17.3 million and $3.5 million, respectively.

Land Held for Sale

We did not have any land classified as held for sale as of December 31, 2016. As of December 31, 2015, the following land parcel was classified as held for sale:

Properties	Submarket	Gross Site Acreage (unaudited)	Sales Price (in millions)
2015 Held for Sale
Carlsbad Oaks - Lot 7 (1)	Carlsbad	7.6	$4.5

__________________

(1)	During the year ended December 31, 2015, the Company recognized a loss relating to selling costs of approximately $0.2 million.

Restricted Cash Related to Dispositions

As of December 31, 2016 approximately $48.4 million of net proceeds related to the land and operating property dispositions during the year ended December 31, 2016 were temporarily being held at a qualified intermediary, at our direction, for the purpose of facilitating Section 1031 Exchanges. The cash proceeds were included in restricted cash on the consolidated balance sheet at December 31, 2016. During January 2017, the Section 1031 Exchange was successfully completed and the cash proceeds were released from the qualified intermediary. We did not have any restricted cash related to dispositions or Section 1031 Exchanges as of December 31, 2015.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.	Deferred Leasing Costs and Acquisition-related Intangible Assets and Liabilities, net

The following table summarizes our deferred leasing costs and acquisition-related intangible assets (acquired value of leasing costs, above-market operating leases, in-place leases and below-market ground lease obligation) and intangible liabilities (acquired value of below-market operating leases and above-market ground lease obligation) as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
	(in thousands)
Deferred Leasing Costs and Acquisition-related Intangible Assets, net:(1)
Deferred leasing costs	$239,958	$205,888
Accumulated amortization	(89,633)	(72,745)
Deferred leasing costs, net	150,325	133,143
Above-market operating leases	10,304	10,989
Accumulated amortization	(6,933)	(6,739)
Above-market operating leases, net	3,371	4,250
In-place leases	94,813	72,639
Accumulated amortization	(40,593)	(33,810)
In-place leases, net	54,220	38,829
Below-market ground lease obligation	490	490
Accumulated amortization	(38)	(29)
Below-market ground lease obligation, net	452	461
Total deferred leasing costs and acquisition-related intangible assets, net	$208,368	$176,683
Acquisition-related Intangible Liabilities, net: (2)
Below-market operating leases	$69,472	$53,502
Accumulated amortization	(33,689)	(27,074)
Below-market operating leases, net	35,783	26,428
Above-market ground lease obligation	6,320	6,320
Accumulated amortization	(525)	(424)
Above-market ground lease obligation, net	5,795	5,896
Total acquisition-related intangible liabilities, net	$41,578	$32,324
_______________

(1)	Excludes deferred leasing costs and acquisition-related intangible assets, net related to properties held for sale as of December 31, 2015.

(2)	Included in deferred revenue and acquisition-related intangible liabilities, net in the consolidated balance sheets.

The following table sets forth amortization related to deferred leasing costs and acquisition-related intangibles for the years ended December 31, 2016, 2015 and 2014, including amounts attributable to discontinued operations for the year ended December 31, 2014.

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Deferred leasing costs (1)	$28,639	$27,866	$27,555
Above-market operating leases (2)	1,509	2,532	5,303
In-place leases (1)	11,676	14,622	21,628
Below-market ground lease obligation (3)	8	8	8
Below-market operating leases (4)	(8,674)	(10,980)	(13,238)
Above-market ground lease obligation (5)	(101)	(101)	(101)
Total	$33,057	$33,947	$41,155
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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the estimated annual amortization expense related to deferred leasing costs and acquisition-related intangibles as of December 31, 2016 for future periods:

Year	Deferred Leasing Costs	Above-Market Operating Leases (1)	In-Place Leases	Below-Market Ground Lease Obligation (2)	Below-Market Operating Leases (3)	Above-Market Ground Lease Obligation (4)
	(in thousands)
2017	$29,190	$1,298	$18,366	$8	$(10,633)	$(101)
2018	25,761	869	13,556	8	(9,116)	(101)
2019	21,397	681	8,856	8	(6,519)	(101)
2020	16,703	53	5,739	8	(3,676)	(101)
2021	12,590	53	2,505	8	(1,031)	(101)
Thereafter	44,684	417	5,198	412	(4,808)	(5,290)
Total	$150,325	$3,371	$54,220	$452	$(35,783)	$(5,795)
_______________

(1)	Represents estimated annual amortization related to above-market operating leases. Amounts will be recorded as a decrease to rental income in the consolidated statements of operations.

(2)	Represents estimated annual amortization related to below-market ground lease obligations. Amounts will be recorded as an increase to ground lease expense in the consolidated statements of operations.

(3)	Represents estimated annual amortization related to below-market operating leases. Amounts will be recorded as an increase to rental income in the consolidated statements of operations.

(4)	Represents estimated annual amortization related to above-market ground lease obligations. Amounts will be recorded as a decrease to ground lease expense in the consolidated statements of operations.

6.	Receivables

Current Receivables, net

Current receivables, net is primarily comprised of contractual rents and other lease-related obligations due from tenants. The balance consisted of the following as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
	(in thousands)
Current receivables	$15,172	$13,233
Allowance for uncollectible tenant receivables	(1,712)	(2,080)
Current receivables, net	$13,460	$11,153

Deferred Rent Receivables, net

Deferred rent receivables, net consisted of the following as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
	(in thousands)
Deferred rent receivables	$220,501	$191,586
Allowance for deferred rent receivables	(1,524)	(1,882)
Deferred rent receivables, net (1)	$218,977	$189,704
__________________

(1)	Excludes deferred rent receivables, net related to real estate held for sale as of December 31, 2015.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.	Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net consisted of the following at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
	(in thousands)
Furniture, fixtures and other long-lived assets, net	$40,395	$11,324
Notes receivable (1)	19,439	3,056
Prepaid expenses	10,774	12,853
Total Prepaid Expenses and Other Assets, Net	$70,608	$27,233
_______________

(1)	Approximately $15.1 million of our notes receivables are secured by real estate.

8.    Secured and Unsecured Debt of the Company

In this Note 8, the “Company” refers solely to Kilroy Realty Corporation and not to any of our subsidiaries. The Company itself does not hold any indebtedness. All of our secured and unsecured debt is held directly by the Operating Partnership.

The Company generally guarantees all the Operating Partnership’s unsecured debt obligations including the unsecured revolving credit facility, the $150.0 million unsecured term loan facility, the $39.0 million unsecured term loan, the 4.800% unsecured senior notes due in 2018, the 6.625% unsecured senior notes due in 2020, the 3.800% unsecured senior notes due in 2023, the 4.375% unsecured senior notes due in 2025, and the 4.250% unsecured senior notes due in 2029. At December 31, 2016 and 2015, the Operating Partnership had $1.8 billion outstanding in total, including unamortized discounts and deferred financing costs, under these unsecured debt obligations.

In addition, although the remaining $0.5 billion and $0.4 billion of the Operating Partnership’s debt as of December 31, 2016 and 2015, respectively, is secured and non-recourse to the Company, the Company provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments and environmental liabilities.

Debt Covenants and Restrictions

One of the covenants contained within the unsecured revolving credit facility, the unsecured term loan facility, and the unsecured term loan as discussed further below in Note 9 prohibits the Company from paying dividends in excess of:

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.    Secured and Unsecured Debt of the Operating Partnership

Secured Debt

The following table sets forth the composition of our secured debt as of December 31, 2016 and 2015:

	Annual Stated Interest Rate (1)	GAAP Effective Rate (1)(2)	Maturity Date	December 31,
Type of Debt				2016	2015
				(in thousands)
Mortgage note payable (3)	3.57%	3.57%	December 2026	$170,000	$—
Mortgage note payable (4)	4.27%	4.27%	February 2018	125,756	128,315
Mortgage note payable (4)	4.48%	4.48%	July 2027	94,754	96,354
Mortgage note payable (4)(5)	6.05%	3.50%	June 2019	82,443	85,890
Mortgage note payable (6)	7.15%	7.15%	May 2017	1,215	3,987
Mortgage note payable (7)	6.51%	6.51%	February 2017	—	65,563
Other (8)	Various	Various	Various	—	1,809
Total secured debt				$474,168	$381,918
Unamortized Deferred Financing Costs				(1,396)	(1,083)
Total secured debt, net				$472,772	$380,835
______________

(1)	All interest rates presented are fixed-rate interest rates.

(2)	Represents the effective interest rate including the amortization of initial issuance discounts/premiums excluding the amortization of deferred financing costs.

(3)	This mortgage note payable was entered into in November 2016.

(4)
The secured debt and the related properties that secure the debt are held in a special purpose entity and the properties are not available to satisfy the debts and other obligations of the Company or the Operating Partnership.

(5)	As of December 31, 2016 and 2015, the mortgage loan had unamortized debt premiums of $4.4 million and $6.2 million, respectively.

(6)	This mortgage note payable was repaid in February 2017 at par.

(7)	This mortgage note payable was repaid in December 2016 at par.

(8)	Balance of $1.8 million as of December 31, 2015 included public facility bonds that were assumed by the buyers in connection with sales of land during the year ended December 31, 2016.

The Operating Partnership’s secured debt was collateralized by operating properties with a combined net book value of approximately $570.6 million as of December 31, 2016.

Although our mortgage loans are secured and non-recourse to the Company and the Operating Partnership, the Company provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments and environmental liabilities.

As of December 31, 2016, all of the Operating Partnership’s secured loans contained restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt. The mortgage notes payable are secured by deeds of trust on certain of our properties and the assignment of certain rents and leases associated with those properties.

Unsecured Senior Notes

In September 2015, the Operating Partnership issued $400.0 million of aggregate principal amount of unsecured senior notes in a registered public offering. The outstanding balance of the unsecured senior notes is included in unsecured debt, net of the unamortized balance of the initial issuance discount of $2.2 million, on our consolidated balance sheets. The unsecured senior notes, which are scheduled to mature on October 1, 2025, require semi-annual interest payments each April and October based on a stated annual interest rate of 4.375%. The Company used the net proceeds to repay the $325.0 million 5.000% Unsecured Senior Notes upon maturity in November 2015 and for other general corporate purposes, including the repayment of debt and funding development expenditures.

The following table summarizes the balance and significant terms of the registered unsecured senior notes issued by the Operating Partnership as of December 31, 2016 and 2015:

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

					Net Carrying Amount as of December 31,
	Issuance date	Maturity date	Stated coupon rate	Effective interest rate (1)	2016	2015
					(in thousands)
4.375% Unsecured Senior Notes (2)	September 2015	October 2025	4.375%	4.440%	$400,000	$400,000
Unamortized discount and deferred financing costs					(4,846)	(5,400)
Net carrying amount					$395,154	$394,600

4.250% Unsecured Senior Notes (3)	July 2014	August 2029	4.250%	4.350%	$400,000	$400,000
Unamortized discount and deferred financing costs					(6,696)	(7,228)
Net carrying amount					$393,304	$392,772

3.800% Unsecured Senior Notes (4)	January 2013	January 2023	3.800%	3.804%	$300,000	$300,000
Unamortized discount and deferred financing costs					(1,656)	(1,931)
Net carrying amount					$298,344	$298,069

4.800% Unsecured Senior Notes (4)(5)	July 2011	July 2018	4.800%	4.827%	$325,000	$325,000
Unamortized discount and deferred financing costs					(767)	(1,251)
Net carrying amount					$324,233	$323,749

6.625% Unsecured Senior Notes (6)	May 2010	June 2020	6.625%	6.743%	$250,000	$250,000
Unamortized discount and deferred financing costs					(1,868)	(2,414)
Net carrying amount					$248,132	$247,586

Total Unsecured Senior Notes, Net					$1,659,167	$1,656,776

________________________

(1)	Represents the effective interest rate including the amortization of initial issuance discounts, excluding the amortization of deferred financing costs.

(2)	Interest on these notes is payable semi-annually in arrears on April 1st and October 1st of each year.

(3)	Interest on these notes is payable semi-annually in arrears on February 15th and August 15th of each year.

(4)	Interest on these notes is payable semi-annually in arrears on January 15th and July 15th of each year.

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

Unsecured Senior Notes - Private Placement

On September 14, 2016, the Operating Partnership entered into a Note Purchase Agreement in a private placement (the “Note Purchase Agreement”), in connection with the issuance and sale of $175.0 million principal amount of the Operating Partnership’s 3.35% Senior Notes, Series A, due February 17, 2027 (the “Series A Notes”), and $75.0 million principal amount of the Operating Partnership’s 3.45% Senior Notes, Series B, due February 17, 2029 (the “Series B Notes” and, together with the Series A Notes, the “Series A and B Notes”). Under the delayed draw option of the Series A and B Notes, the Operating Partnership is required to issue $175.0 million principal amount of its Series A Notes and $75.0 million principal amount of its Series B Notes by February 17, 2017. As of December 31, 2016, there were no amounts issued or outstanding under the Series A and B Notes. The Series A Notes mature on February 17, 2027, and the Series B notes mature on February 17, 2029, unless earlier redeemed or prepaid pursuant to the terms of the Note Purchase Agreement. Interest on the Notes is payable semi-annually in arrears on February 17 and August 17 of each year beginning February 17, 2017.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Unsecured Revolving Credit Facility and Unsecured Term Loan Facility

The following table summarizes the balance and terms of our unsecured revolving credit facility as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
	(in thousands)
Outstanding borrowings	$—	$—
Remaining borrowing capacity	600,000	600,000
Total borrowing capacity (1)	$600,000	$600,000
Interest rate (2)	1.82%	1.48%
Facility fee-annual rate (3)	0.200%
Maturity date	July 2019
_______________

(1)
We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $311.0 million under an accordion feature under the terms of the unsecured revolving credit facility and unsecured term loan facility.

(2)	The interest rate on our unsecured revolving credit facility is based on an annual rate of LIBOR plus1.050%.

(3)
Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of December 31, 2016 and 2015, $3.3 million and $4.6 million of deferred financing costs remained to be amortized through the maturity date of our unsecured revolving credit facility, which are included in prepaid expenses and other assets, net on our consolidated balance sheets.

The Company intends to borrow amounts under the unsecured revolving credit facility from time to time for general corporate purposes, to fund potential acquisitions, to finance development and redevelopment expenditures and to potentially repay long-term debt.

The following table summarizes the balance and terms of our term loan facility, which is included in our unsecured debt, as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
	(in thousands)
Outstanding borrowings (1)	$150,000	$150,000
Interest rate (2)	1.85%	1.40%
Maturity date	July 2019
_______________

(1)
As of December 31, 2016 and December 31, 2015, $0.7 million and $0.9 million of unamortized deferred financing costs, respectively, remained to be amortized through the maturity date of our unsecured term loan facility.

(2)	Our unsecured term loan facility interest rate was calculated based on an annual rate of LIBOR plus 1.150%.

Additionally, the Company has a $39.0 million unsecured term loan outstanding with an annual interest rate of LIBOR plus 1.150% as of December 31, 2016 and 2015, that matures in July 2019. As of December 31, 2016 and 2015, $0.2 million of unamortized deferred financing costs remained to be amortized through the maturity date of our unsecured term loan.

Debt Covenants and Restrictions

The unsecured revolving credit facility, the unsecured term loan facility, the unsecured term loan, the unsecured senior notes, the Series A and B Notes and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a minimum fixed-charge coverage ratio, a minimum unsecured debt ratio and a minimum unencumbered asset pool debt service coverage ratio. Noncompliance with one or more of the covenants and restrictions could result in the full principal balance of the associated debt becoming immediately due and payable. We believe we were in compliance with all of our debt covenants as of December 31, 2016 and 2015.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Debt Maturities

The following table summarizes the stated debt maturities and scheduled amortization payments as of December 31, 2016:

Year	(in thousands)
2017	$7,286
2018	451,669
2019	265,309
2020	255,137
2021	5,342
Thereafter	1,349,023
Total aggregate principal value (1)(2)	$2,333,766
________________________

(1)
Includes gross principal balance of outstanding debt before the effect of the following at December 31, 2016: $11.5 million of unamortized deferred financing costs, $6.6 million of unamortized discounts for the unsecured senior notes and $4.4 million of unamortized premiums for the secured debt.

(2)
Excludes the Series A and B Notes issuable pursuant to the Note Purchase Agreement entered into in September 2016 as no Series A or B Notes were issued and outstanding under these notes as of December 31, 2016.

4.25% Exchangeable Senior Notes due 2014

The Company repaid its $172.5 million 4.25% Exchangeable Notes due November 2014 (the “4.25% Exchangeable Notes”) upon maturity in November 2014. The unamortized discount on the 4.25% Exchangeable Notes was accreted as additional interest expense from the date of issuance through the maturity date. The following table summarizes the total interest expense attributable to the 4.25% Exchangeable Notes prior to maturity in November 2014, based on the effective interest rates, before the effect of capitalized interest, for the year ended December 31, 2014:

Year Ended December 31, 2014

Contractual interest payments	$5,608
Amortization of discount	3,769
Interest expense attributable to the 4.25% Exchangeable Notes	$9,377

For the respective reporting periods noted below, which preceding maturity of the 4.25% Exchangeable Notes on November 15, 2014, the per share average trading price of the Company's common stock on the NYSE was higher than the $35.93 exchange price for the 4.25% Exchangeable Notes, as presented in the table below. See Note 22 “Net Income Available to Common Stockholders Per Share of the Company” and Note 23 “Net Income Available to Common Unitholders Per Unit of the Operating Partnership” for a discussion of the impact of the 4.25% Exchangeable Notes on our diluted earnings per share and unit calculations for the year ended December 31, 2014.

Period Ended November 15, 2014 (1)
Per share average trading price of the Company's common stock	$60.04
_______________
(1) Represents the maturity date of the 4.25% Exchangeable Notes.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Capitalized Interest and Loan Fees

The following table sets forth gross interest expense reported in continuing operations, including debt discount/premium and deferred financing cost amortization, net of capitalized interest, for the years ended December 31, 2016, 2015 and 2014. The interest expense capitalized was recorded as a cost of development and redevelopment, and increased the carrying value of undeveloped land and construction in progress.

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Gross interest expense	$105,263	$109,647	$114,661
Capitalized interest	(49,460)	(51,965)	(47,090)
Interest expense	$55,803	$57,682	$67,571

10.	Deferred Revenue and Acquisition Related Liabilities, net

Deferred revenue and acquisition-related liabilities, net consisted of the following at December 31, 2016 and 2015:

	December 31,
	2016	2015
	(in thousands)
Deferred revenue related to tenant-funded tenant improvements (1)	$99,489	$90,825
Other deferred revenue	9,293	5,007
Acquisition-related intangible liabilities, net (2)	41,578	32,324
Total	$150,360	$128,156
________________________

(1)	Excludes deferred revenue related to tenant-funded tenant improvements related to properties held for sale at December 31, 2015.

(2)	See Note 2 “Basis of Presentation and Significant Accounting Policies” and Note 5 “Deferred Leasing Costs and Acquisition-related Intangible Assets and Liabilities, net” for additional information.

Deferred Revenue Related to Tenant-funded Tenant Improvements

During the years ended December 31, 2016, 2015, and 2014, $13.2 million, $13.3 million and $11.0 million, respectively, of deferred revenue related to tenant-funded tenant improvements (including discontinued operations for the year ended December 31, 2014) was amortized and recognized as rental income. The following is the estimated amortization of deferred revenue related to tenant-funded tenant improvements as of December 31, 2016 for the next five years and thereafter:

Year Ending	(in thousands)
2017	$14,453
2018	13,891
2019	12,349
2020	11,767
2021	10,524
Thereafter	36,505
Total	$99,489

11.    Noncontrolling Interests on the Company’s Consolidated Financial Statements

Common Units of the Operating Partnership

The Company owned a 97.5% and 98.1% common general partnership interest in the Operating Partnership as of December 31, 2016 and 2015, respectively. The remaining 2.5% and 1.9% common limited partnership interest as of December 31, 2016 and 2015, respectively, was owned by non-affiliated investors and certain of our executive officers and directors in the form of noncontrolling common units. There were 2,381,543 and 1,764,775 common units

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

outstanding held by these investors, executive officers and directors as of December 31, 2016 and 2015, respectively. The increase in the common units from December 31, 2015 to December 31, 2016 was attributable to 867,701 common units issued in connection with an acquisition (see Note 3), partially offset by unit redemptions.

The noncontrolling common units may be redeemed by unitholders for cash. Except under certain circumstances, we, at our option, may satisfy the cash redemption obligation with shares of the Company’s common stock on a one-for-one basis. If satisfied in cash, the value for each noncontrolling common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $0.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable redemption date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $174.9 million and $112.0 million as of December 31, 2016 and 2015, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each noncontrolling common unit in the event of our termination or liquidation. In the event of our termination or liquidation, it is expected in most cases that each common unit would be entitled to a liquidating distribution equal to the liquidating distribution payable in respect of each share of the Company’s common stock.

Noncontrolling Interest in Consolidated Property Partnerships

On August 30, 2016, the Operating Partnership entered into agreements with Norges Bank Real Estate Management (“NBREM”) whereby NBREM invested, through two REIT subsidiaries, in two existing companies that owned the Company’s 100 First Street and 303 Second Street office properties located in San Francisco, California. Based on a gross valuation of the two properties of approximately $1.2 billion, NBREM contributed a total of $452.9 million, for a 44% common equity interest in the companies, which is net of approximately $55.3 million of its proportionate share of the existing mortgage debt on 303 Second Street.
The transaction was structured with a staggered closing. On August 30, 2016, the first tranche of the transaction closed and NBREM contributed $191.4 million plus a working capital contribution of $2.1 million for a 44% common ownership interest in 100 First LLC. On November 30, 2016, the second tranche of the transaction closed and NBREM contributed $261.5 million, which was net of its proportionate share of the existing mortgage debt secured by the 303 Second Street property of approximately $55.3 million, plus a working capital contribution of $2.9 million for a 44% common ownership interest in 303 Second LLC.
The transactions did not meet the criteria to qualify as sales of real estate because the Company continues to effectively control the properties and therefore continued to account for the 100 First Street and 303 Second Street office properties on a consolidated basis in its financial statements. At formation, the Company accounted for the transactions as equity transactions and recognized noncontrolling interests in its consolidated balance sheets totaling approximately $124.5 million, which was equal to 44% of the aggregate net asset value of 100 First LLC and 303 Second LLC immediately prior to the transactions (which was net of NBREM’s 44% share of the existing mortgage debt of $55.3 million) plus an additional $5.0 million working capital contribution made by NBREM. The amount of NBREM’s total contribution not recognized as noncontrolling interest, net of transaction costs, was approximately $329.0 million. This amount was not reflected as a gain on sale of operating properties in the Company’s consolidated statements of operations and instead was reflected as an increase in additional paid-in capital and partners’ capital in the Company’s and the Operating Partnership’s consolidated balance sheets, respectively. Transfers of less than 50% of an entity ownership interest are normally not subject to certain tax assessments in California and therefore the Company believes that the two tranches of the transaction do not meet the statutory requirements for such tax assessments. If the taxing authority attempted to assess such tax assessments on the transactions, the Company estimates it could incur additional taxes of up to $10.9 million and $18.0 million for the first and second tranches of the transaction, respectively, plus potential penalties and interest.
In connection with the transaction, the Company provides customary property management, leasing and construction management services for both properties. 100 First Street is a 467,095 square foot office tower, and 303 Second Street is a 740,047 square foot office property, both located in the South of Market submarket in San Francisco, California.

The noncontrolling interests in 100 First LLC and 303 Second LLC as of December 31, 2016 was $124.3 million which is recognized in noncontrolling interests in consolidated property partnerships on the Company's consolidated

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

balance sheets. The remaining amount of noncontrolling interests in consolidated property partnerships represents the third party equity interest in Redwood LLC. This noncontrolling interest was $6.4 million and $6.5 million as of December 31, 2016 and December 31, 2015, respectively.

12.    Noncontrolling Interests on the Operating Partnership’s Consolidated Financial Statements

Consolidated Property Partnerships

On August 30, 2016, the Operating Partnership entered into agreements with NBREM whereby NBREM invested, through two REIT subsidiaries, in two existing companies that owned the Company’s 100 First Street and 303 Second Street office properties located in San Francisco, California. Based on a gross valuation of the two properties of approximately $1.2 billion, NBREM contributed a total of $452.9 million for a 44% common equity interest in the companies, which is net of approximately $55.3 million of its proportionate share of the existing mortgage debt. Refer to Note 11 for additional information regarding these transactions.

13.	Stockholders’ Equity of the Company

Common Stock

At-The-Market Stock Offering Programs

Under our current at-the-market stock offering program, which commenced in December 2014, we may offer and sell shares of our common stock having an aggregate gross sales price of up to $300.0 million from time to time in “at-the-market” offerings. Since commencement of the program through December 31, 2016, we have sold 2,459,165 shares of common stock having an aggregate gross sales price of $182.4 million. As of December 31, 2016, shares of common stock having an aggregate gross sales price of up to $117.6 million remain available to be sold under this program. Actual future sales will depend upon a variety of factors, including but not limited to market conditions, the trading price of the Company’s common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

The following table sets forth information regarding sales of our common stock under our at-the-market offering programs for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(in millions, except share data)
Shares of common stock sold during the period	451,398	1,866,267	1,599,123
Aggregate gross proceeds	$32.3	$140.1	$104.7
Aggregate net proceeds after selling commissions	$31.9	$138.2	$103.1

The proceeds from sales were used to fund acquisitions, development expenditures and general corporate purposes including repayment of borrowings under the unsecured revolving credit facility.

Common Stock Issuance

In July 2015, the Company completed the sale and issuance of 3,733,766 shares of its common stock at a price of $66.19 per share for aggregate gross proceeds of $249.8 million and aggregate net proceeds after offering costs of $249.6 million through a registered direct placement with an institutional investor.

In October 2014, the Company issued 351,476 shares of its common stock valued at approximately $21.6 million to partially fund a development acquisition (see Note 3 “Acquisitions” for additional information).

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Common Stock Repurchases

On February 23, 2016, the Company’s Board of Directors approved a 4,000,000 share increase to the Company’s existing share repurchase program bringing the total current repurchase authorization to 4,988,025 shares. In March 2016, the Company repurchased 52,199 shares of common stock at a weighted average price of $55.45 per share of common stock for $2.9 million. As of December 31, 2016, 4,935,826 shares remain eligible for repurchase under the Company’s share repurchase program. The Company did not repurchase shares of common stock under this program during the years ended December 31, 2015 or 2014.

Accrued Dividends and Distributions

On December 13, 2016, the Company’s Board of Directors declared a special cash dividend of $1.90 per share of common stock and a regular quarterly cash dividend of $0.375 per share of common stock payable on January 13, 2017 to stockholders of record on December 30, 2016.

The following tables summarize accrued dividends and distributions for the noted outstanding shares of common stock, preferred stock, and noncontrolling units as of December 31, 2016 and 2015:

	December 31,
	2016	2015
	(in thousands)
Dividends and Distributions payable to:
Common stockholders	$212,074	$32,291
Noncontrolling common unitholders of the Operating Partnership	5,418	618
RSU holders (1)	3,158	427
Total accrued dividends and distribution to common stockholders and noncontrolling unitholders	220,650	33,336
Preferred stockholders	1,656	1,656
Total accrued dividends and distributions	$222,306	$34,992
______________________

(1)	The amount includes the value of the dividend equivalents that will be paid with additional RSUs (see Note 15 “Share-Based Compensation” for additional information).

	December 31,
	2016	2015
Outstanding Shares and Units:
Common stock (1)	93,219,439	92,258,690
Noncontrolling common units	2,381,543	1,764,775
RSUs (2)	1,395,189	1,269,809
Series G Preferred stock	4,000,000	4,000,000
Series H Preferred stock	4,000,000	4,000,000
______________________

(1)	The amount includes nonvested shares.

(2)
The amount includes nonvested RSUs. Does not include the 659,051 and 425,452 market measure-based RSUs because not all the necessary performance conditions have been met as of December 31, 2016 and 2015, respectively.

6.875% Series G and 6.375% Series H Cumulative Redeemable Preferred Stock

The Company has the option to redeem the 4,000,000 shares of its 6.875% Series G Cumulative Redeemable Preferred Stock ("Series G Preferred Stock") and the 4,000,000 shares of its 6.375% Series H Cumulative Redeemable Preferred Stock ("Series H Preferred Stock"), on or after March 27, 2017 and August 15, 2017, respectively, in whole or in part at any time or from time to time, by payment of $25.00 per share in cash, totaling $200.0 million plus any accumulated, accrued and unpaid distributions through the date of redemption. Depending on various factors, including but not limited to market conditions, we may redeem all or part of the outstanding Series G and Series H Preferred Stock on or after their stated redemption dates. Upon redemption of all outstanding Series G and Series H Preferred Stock, we would incur an associated non-cash charge of $7.6 million as a reduction to net income available to common stockholders for the related original issuance costs.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.	Partners' Capital of the Operating Partnership

Common Units

At-The-Market Stock Offering Program

During the years ended December 31, 2016, 2015 and 2014, the Company utilized its at-the-market stock offering programs to issue shares of common stock (see Note 13 “Stockholders’ Equity of the Company” for additional information). The net offering proceeds and property acquired using net offering proceeds were contributed by the Company to the Operating Partnership in exchange for common units for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Year Ended December 31,
	2016	2015	2014
	(in millions, except share and per share data)
Shares of common stock contributed by the Company	451,398	1,866,267	1,599,123
Common units exchanged for shares of common stock by the Company	451,398	1,866,267	1,599,123
Aggregate gross proceeds	$32.3	$140.1	$104.7
Aggregate net proceeds after selling commissions	$31.9	$138.2	$103.1

Issuance of Common Units

In March 2016, the Operating Partnership issued 867,701 common units in connection with a development acquisition (see Note 3 “Acquisitions”). Each common unit was valued at $55.36, which was based on a trailing ten-day average of the closing quoted price per share of the Company’s common stock, par value $.01 per share, as reported on the NYSE, as calculated in accordance with the Partnership Agreement.

In July 2015, the Company completed the sale and issuance of 3,733,766 shares of its common stock at a price of $66.19 per share for aggregate gross proceeds of $249.8 million and aggregate net proceeds after offering costs of $249.6 million through a registered direct placement with an institutional investor (see Note 13 “Stockholders’ Equity of the Company” for additional information). The net offering proceeds were contributed by the Company to the Operating Partnership in exchange for 3,733,766 common units.

In October 2014, the Company issued 351,476 shares of its common stock to partially fund $21.6 million of a development acquisition (see Note 13 “Stockholders’ Equity of the Company” for additional information). The development acquisition property was contributed by the Company to the Operation Partnership in exchange for 351,476 common units.

Common Units Outstanding

The following table sets forth the number of common units held by the Company and the number of common units held by non-affiliated investors and certain of our executive officers and directors in the form of noncontrolling common units as well as the ownership interest held on each respective date:

	December 31, 2016	December 31, 2015
Company owned common units in the Operating Partnership	93,219,439	92,258,690
Company owned general partnership interest	97.5%	98.1%
Noncontrolling common units of the Operating Partnership	2,381,543	1,764,775
Ownership interest of noncontrolling interest	2.5%	1.9%

For a further discussion of the noncontrolling common units during the years ended December 31, 2016 and 2015, refer to Note 11 “Noncontrolling Interests on the Company’s Consolidated Financial Statements.”

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accrued Distributions

The following tables summarize accrued distributions for the noted common and preferred units as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
	(in thousands)
Distributions payable to:
General partner	$212,074	$32,291
Common limited partners	5,418	618
RSU holders (1)	3,158	427
Total accrued distributions to common unitholders	220,650	33,336
Preferred unitholders	1,656	1,656
Total accrued distributions	$222,306	$34,992
______________________

(1)	The amount includes the value of the dividend equivalents that will be paid with additional RSUs (see Note 15 “Share-Based Compensation” for additional information).

	December 31, 2016	December 31, 2015
Outstanding Units:
Common units held by the general partner	93,219,439	92,258,690
Common units held by the limited partners	2,381,543	1,764,775
RSUs (1)	1,395,189	1,269,809
Series G Preferred units	4,000,000	4,000,000
Series H Preferred units	4,000,000	4,000,000
______________________

(1)	Does not include the 659,051 and 425,452 market measure-based RSUs because not all the necessary performance conditions have been met as of December 31, 2016 and 2015, respectively.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.    Share-Based Compensation

Stockholder Approved Share-Based Incentive Compensation Plan

As of December 31, 2016, we maintained one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan, as amended (the “2006 Plan”). At our annual meeting of stockholders on May 21, 2015, stockholders approved an amendment and restatement of the 2006 Plan, which included an increase in the maximum number of shares that may be issued or awarded under the 2006 Plan to 8,320,000 shares. As of December 31, 2016, 1.3 million shares were available for grant under the 2006 Plan. The calculation of shares available for grant is presented after taking into account a reserve for a sufficient number of shares to cover the vesting and payment of 2006 Plan awards that were outstanding on that date, including performance-based vesting awards at (i) levels actually achieved for the performance conditions (as defined below) and (ii) at target levels for the market conditions (as defined below) applicable to these awards.

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

2016 and 2015 Share-Based Compensation Grants

On January 28, 2016 (the “2016 RSU Grant Date”), the Compensation Committee of the Company’s Board of Directors awarded 294,821 RSUs to certain officers of the Company under the 2006 Plan, which included 168,077 RSUs (at the target level of performance), or 57%, that are subject to time-based, market and performance-based vesting requirements (each a “2016 Performance-Based RSU” and collectively, the “2016 Performance-Based RSU Grant”) and 126,744 RSUs, or 43%, that are subject to time-based vesting requirements (each a “2016 Time-Based RSU” and collectively, the “2016 Time-Based RSU Grant”).

On January 27, 2015 (the “2015 RSU Grant Date”), the Compensation Committee of the Company’s Board of Directors awarded 212,468 RSUs to certain officers of the Company under the 2006 Plan, which included 127,657 RSUs that are subject to time-based, market and performance-based vesting requirements (each a “2015 Performance-Based RSU” and collectively, the “2015 Performance-Based RSU Grant”) and 84,811 RSUs that are subject to time-based vesting requirements (each a “2015 Time-Based RSU” and collectively, the “2015 Time-Based RSU Grant”).

2016 and 2015 Performance-Based RSU Grants

The 2016 Performance-Based RSUs and 2015 Performance-Based RSUs (collectively, the “Performance-Based RSUs”) are scheduled to cliff vest at the end of a three-year service period subject to the compensation committee's determination that the Company has achieved the pre-defined FFO per share goals (the “performance conditions”) and upon the average annual relative total stockholder return versus a comparator group of Companies that consist of Companies in the SNL US REIT Office Index (the “market conditions”) for the three-year periods detailed in the table below. The number of Performance-Based RSUs ultimately earned, and therefore the compensation costs for these awards, can fluctuate from the original number of RSUs granted based upon the levels of achievement for both the FFO per share and relative total stockholder return metrics. During each of the 2016 and 2015 performance periods, the estimate of the number of RSUs earned was evaluated quarterly based on our forecasted level of achievement of the FFO per share hurdle. As of December 31, 2016, the FFO per share hurdle performance conditions were achieved at approximately 144% of target for the 2016 Performance-Based RSUs. As of December 31, 2015, the FFO per share hurdle performance conditions were achieved at 150% of target for the 2015 Performance-Based RSUs. As a result, the number of RSUs earned as of that date based on the FFO per share performance, excluding the impact of forfeitures, was as follows:

	2016 Performance-Based RSU Grant	2015 Performance-Based RSU Grant
Service vesting period	January 28, 2016 - January 5, 2019	January 27, 2015 - January 5, 2018
Target RSUs granted	168,077	127,657
Estimated RSUs earned based on FFO per share performance condition	241,438	185,510
Date of fair valuation	January 28, 2016	January 27, 2015

Each Performance-Based RSU represents the right to receive one share of our common stock in the future, subject to, and as modified by, the Company's level of achievement of the market condition. The fair value of the 2016 Performance-Based RSU Grant was $9.6 million at January 28, 2016 and the fair value of the 2015 Performance-Based RSU Grant was $10.1 million at January 27, 2015. The fair value for each grant was calculated using a Monte Carlo simulation pricing model based on the assumptions in the table below. The determination of the fair value of the Performance-Based RSU Grants take into consideration the likelihood of achievement of both the performance condition and the market condition discussed above. For the year ended December 31, 2016, we recorded compensation expense

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

for the 2016 Performance-Based RSU Grant based upon the $57.08 fair value per share at January 28, 2016 multiplied by the 241,438 RSUs estimated to be earned at December 31, 2016. For the years ended December 31, 2016 and 2015, we recorded compensation expense for the 2015 Performance-Based RSU Grant based upon the $78.55 fair value per share at January 27, 2015 multiplied by the 185,510 RSUs, which is net of forfeitures, estimated to be earned at December 31, 2015. Compensation expense for the Performance-Based RSUs is recorded on a straight-line basis over the respective three-year periods. The following table summarizes the assumptions utilized in the Monte Carlo simulation pricing models:

	2016 Award Fair Value Assumptions	2015 Award Fair Value Assumptions
Valuation date	January 28, 2016	January 27, 2015
Fair value per share on valuation date	$57.08	$78.55
Expected share price volatility	26.00%	20.00%
Risk-free interest rate	1.13%	0.92%
Remaining expected life	2.9 years	2.9 years

The computation of expected volatility was based on a blend of the historical volatility of our shares of common stock over approximately five years, as this is expected to be most consistent with future volatility and equates to a time period twice as long as the approximate two and a half year remaining performance period of the RSUs and implied volatility data based on the observed pricing of six month publicly-traded options on shares of our common stock. The risk-free interest rate was based on the yield curve on zero-coupon U.S. Treasury STRIP securities in effect at January 28, 2016 and January 27, 2015.

2016 and 2015 Time-Based RSU Grants

The 2016 and 2015 Time-Based RSUs (collectively, the “Time-Based RSUs”) are scheduled to vest in equal installments over the periods listed below. Compensation expense for the Time-Based RSUs will be recognized on a straight-line basis from the grant date through the continued service vesting periods. Each Time-Based RSUs represents the right to receive one share of our common stock in the future, subject to continued employment through the applicable vesting date. The total fair value of the Time-Based RSUs is based on the Company's closing share price on the NYSE on the respective fair valuation dates as detailed in the table below:

	2016 Time-Based RSU Grant	2015 Time-Based RSU Grant
Service vesting period	January 28, 2016 - January 5, 2019	January 27, 2015 - January 5, 2018
Fair value on valuation date (in millions)	$7.1	$6.4
Fair value per share	$56.23	$75.34
Date of fair valuation	January 28, 2016	January 27, 2015

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summary of Market-Measure Based RSUs

A summary of our market-measure based RSU activity from January 1, 2016 through December 31, 2016 is presented below:

	Nonvested RSUs		Vested RSUs	Total RSUs
	Amount	Weighted-Average Fair Value Per Share (1)
Outstanding at January 1, 2016	425,452	$67.68	—	425,452
Granted	258,393	57.36	—	258,393
Vested	(36,914)	43.53	36,914	—
Settled (2)			(36,914)	(36,914)
Issuance of dividend equivalents (3)	12,120	65.50	—	12,120
Outstanding as of December 31, 2016 (4)	659,051	$64.95	—	659,051
_______________

(1)
Represents the grant-date fair value for all awards, excluding the 2014 Performance-Based RSU Grant, which was re-measured upon stockholder approval of the amended 2006 Plan on May 22, 2014, as an insufficient number of shares were available to settle these RSUs upon initial grant on January 29, 2014.

(2)
Represents vested RSUs that were settled in shares of the Company’s common stock. Total shares settled include 19,264 shares that were tendered in accordance with the terms of the 2006 Plan to satisfy minimum statutory tax withholding requirements related to the RSUs settled. We accept the return of RSUs at the current quoted closing share price of the Company’s common stock to satisfy tax obligations.

(3)	Represents the issuance of dividend equivalents earned on the underlying RSUs. The dividend equivalents vest based on terms specified under the related RSU award agreement.

(4)
Outstanding RSUs as of December 31, 2016 represent the achievement of the maximum performance conditions and assumed target levels for the market conditions. The number of restricted stock units ultimately earned is subject to change based upon actual performance over the three-year vesting period. Dividend equivalents earned will vest along with the underlying award and are also subject to changes based on the number of RSUs ultimately earned for each underlying award.

A summary of our market-measure based RSU activity for years ended December 31, 2016, 2015 and 2014 is presented below:

	RSUs Granted		RSUs Vested
Years ended December 31,	Non-Vested RSUs Granted	Weighted-Average Fair Value Per Share (1)	Vested RSUs	Total Vest-Date Fair Value (in thousands)
2016	258,393	$57.36	(36,914)	$2,788
2015	191,483	79.25	—	—
2014	183,365	64.86	(16,338)	1,092
_______________

(1)
Represents the grant-date fair value for all awards, excluding the 2014 Performance-Based RSU Grant, which was re-measured upon stockholder approval of the amended 2006 Plan on May 22, 2014, as an insufficient number of shares were available to settle these RSUs upon initial grant on January 29, 2014.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summary of Time-Based RSUs

A summary of our time-based RSU activity from January 1, 2016 through December 31, 2016 is presented below:

	Nonvested RSUs		Vested RSUs	Total RSUs
	Amount	Weighted Average Fair Value Per Share (1)
Outstanding at January 1, 2016	318,449	$58.91	951,360	1,269,809
Granted	173,747	58.29	—	173,747
Vested	(130,784)	57.91	130,784	—
Settled (2)			(72,148)	(72,148)
Issuance of dividend equivalents (3)	5,027	65.78	23,243	28,270
Canceled (4)			(4,489)	(4,489)
Outstanding as of December 31, 2016	366,439	$59.07	1,028,750	1,395,189
_______________

(1)
Represents the grant-date fair value for all awards, excluding the 2014 Performance-Based RSU Grant, which was re-measured upon stockholder approval of the amended 2006 Plan on May 22, 2014, as an insufficient number of shares were available to settle these RSUs upon initial grant on January 29, 2014.

(2)
Represents vested RSUs that were settled in shares of the Company’s common stock. Total shares settled include 23,087 shares that were tendered in accordance with the terms of the 2006 Plan to satisfy minimum statutory tax withholding requirements related to the RSUs settled. We accept the return of RSUs at the current quoted closing share price of the Company’s common stock to satisfy tax obligations.

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

A summary of our time-based RSU activity for the years ended December 31, 2016, 2015 and 2014 is presented below:

	RSUs Granted		RSUs Vested
Year ended December 31,	Non-Vested RSUs Issued	Weighted-Average Grant Date Fair Value Per Share	Vested RSUs	Total Vest-Date Fair Value (1) (in thousands)
2016	173,747	$58.29	(130,784)	$8,438
2015	98,802	74.49	(107,541)	7,528
2014	155,016	59.89	(116,447)	6,675
_______________

(1)
Total fair value of RSUs vested was calculated based on the quoted closing share price of the Company’s common stock on the NYSE on the day of vesting. Excludes the issuance of dividend equivalents earned on the underlying RSUs. The dividend equivalents vest based on terms specified under the related RSU award agreement.

Summary of Nonvested Restricted Stock

A summary of our nonvested restricted stock activity from January 1, 2016 through December 31, 2016 is presented below:

	Nonvested Restricted Stock	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2016	60,797	$47.32
Vested (1)	(24,262)	46.39
Outstanding as of December 31, 2016	36,535	$47.93
_______________

(1)
The total shares vested includes 12,661 shares that were tendered in accordance with the terms of the 2006 Plan to satisfy minimum statutory tax withholding requirements related to the restricted shares that have vested. We accept the return of shares at the current quoted closing share price of the Company’s common stock to satisfy tax withholding obligations.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of our nonvested and vested restricted stock activity for years ended December 31, 2016, 2015 and 2014 is presented below:

	Shares Granted		Shares Vested
Years ended December 31,	Nonvested Shares Issued	Weighted-Average Grant Date Fair Value Per Share	Vested Shares	Total Fair Value at Vest Date(1) (in thousands)
2016	—	$—	(24,262)	$1,527
2015	—	—	(24,264)	1,725
2014	213	51.35	(25,899)	1,323
_______________

(1)	Total fair value of shares vested was calculated based on the quoted closing share price of the Company’s common stock on the NYSE on the date of vesting.

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

The computation of expected volatility is based on a blend of the historical volatility of our shares of common stock over a time period longer than the expected life of the option and implied volatility data based on the observed pricing of six-month publicly traded options on our shares of common stock. The risk-free interest rate is based on the yield curve on zero-coupon U.S. Treasury STRIP securities in effect at the grant date. The expected dividend yield is estimated by examining the average of the historical dividend yield levels over the expected life of the option and the current dividend yield as of the grant date. The expected life of the options is calculated as the average of the vesting term and the contractual term. During the year ended December 31, 2016, 267,000 stock options vested with a total fair value of $2.5 million. During the year ended December 31, 2015, 298,000 stock options vested with a total fair value of $2.7 million. During the year ended December 31, 2014, 304,000 stock options vested with a total fair value of $2.8 million.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of our stock option activity related to the February 2012 grant from January 1, 2016 through December 31, 2016 is presented below:

	Number of Options	Exercise Price	Intrinsic Value (in millions) (1)
Outstanding at December 31, 2015	610,000	$42.61	$12.6
Exercised	(286,500)	42.61	8.4
Forfeited	(9,000)	42.61	0.1
Outstanding at December 31, 2016 (2)	314,500	$42.61	$9.6

Options exercisable at December 31, 2016 (3)	50,500	$42.61	$1.5
_______________

(1)
The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of an option. The fair value of the underlying stock was determined by using the closing share price on the NYSE on the date of exercise, forfeiture or respective period end.

(2)	As of December 31, 2016, the average remaining life of stock options outstanding was 5.1 years

(3)	As of December 31, 2016, the average remaining life of stock options exercisable was approximately 5.1 years.

In accordance with the provisions of the 2006 Plan, we allow shares of our common stock to be withheld to satisfy the payment of exercise price and/or minimum statutory tax withholding obligations due upon the exercise of stock options. The value of the shares withheld is calculated based on the closing market price of our common stock on the NYSE on the exercise date. During the year ended December 31, 2016, 25,680 shares were withheld on stock option exercises with an aggregate value of $1.8 million. During the year ended December 31, 2015, 62,072 shares were withheld on stock option exercises with an aggregate value of $3.9 million. During the year ended December 31, 2014, 23,664 shares were withheld on stock option exercises with an aggregate value of $1.5 million.

Share-Based Compensation Cost Recorded During the Period

The total compensation cost for all share-based compensation programs was $26.6 million, $18.9 million and $14.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. Of the total share-based compensation costs, $5.6 million, $3.3 million and $2.3 million was capitalized as part of real estate assets and deferred leasing costs for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, there was approximately $29.6 million of total unrecognized compensation cost related to nonvested incentive awards granted under share-based compensation arrangements that is expected to be recognized over a weighted-average period of 1.8 years. The remaining compensation cost related to these nonvested incentive awards had been recognized in periods prior to December 31, 2016. The $29.6 million of unrecognized compensation costs does not reflect the future compensation cost related to share-based awards that were granted subsequent to December 31, 2016.

16.	Employee Benefit Plans

401(k) Plan

We have a retirement savings plan designed to qualify under Section 401(k) of the Code (the “401(k) Plan”). Our employees are eligible to participate in the 401(k) Plan on the first day of the month after three months of service. The 401(k) Plan allows eligible employees (“401(k) Participants”) to defer up to 60% of their eligible compensation on a pre-tax basis, subject to certain maximum amounts allowed by the Code. The 401(k) Plan provides for a matching contribution by the Company in an amount equal to 50 cents of each one dollar of participant contributions up to a maximum of 10% of the 401(k) Participant’s annual salary. 401(k) Participants vest immediately in the amounts contributed by us. For each of the years ended December 31, 2016, 2015, and 2014, we contributed $1.2 million, $1.1 million and $1.0 million, respectively, to the 401(k) Plan.

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

See Note 19 “Fair Value Measurements and Disclosures” for further discussion of our Deferred Compensation Plan assets as of December 31, 2016 and 2015. Our liability of $14.7 million and $12.8 million under the Deferred Compensation Plan was fully funded as of December 31, 2016 and 2015, respectively.

17.	Future Minimum Rent

We have operating leases with tenants that expire at various dates through 2035 and are either subject to scheduled fixed increases or adjustments in rent based on the Consumer Price Index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future contractual minimum rent under operating leases as of December 31, 2016 for future periods is summarized as follows:

Year Ending	(in thousands)
2017	$538,269
2018	537,891
2019	493,998
2020	424,791
2021	370,941
Thereafter	1,901,303
Total (1)	$4,267,193
______________

(1)	Excludes residential leases and leases with a term of one year or less.

18.	Commitments and Contingencies

General

As of December 31, 2016, we had commitments of approximately $538.6 million, excluding our ground lease commitments, for contracts and executed leases directly related to our operating and development properties.

Ground Leases

The following table summarizes our properties that are held subject to long-term noncancellable ground lease obligations and the respective contractual expiration dates:

Property	Contractual Expiration Date (1)
601 108th Ave NE, Bellevue, WA	November 2093
701, 801 and 837 N. 34th Street, Seattle, WA (2)	December 2041
1701 Page Mill Road and 3150 Porter Drive, Palo Alto, CA	December 2067
Kilroy Airport Center Phases I, II, and III, Long Beach, CA	July 2084
____________________

(1)	Reflects the contractual expiration date prior to the impact of any extension or purchase options held by the Company.

(2)	The Company has three 10 year and one 45 year extension options for this ground lease, which if exercised would extend the expiration date to December 2116.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The minimum commitment under our ground leases as of December 31, 2016 for five years and thereafter is as follows:

Year Ending	(in thousands)
2017	$4,934
2018	4,934
2019	4,934
2020	4,934
2021	4,934
Thereafter	231,402
Total (1)(2)(3)(4)(5)	$256,072
________________________
(1) Excludes contingent future rent payments based on gross income or adjusted gross income and reflects the minimum ground lease obligations before the impact of ground lease extension options.

(2)
One of our ground lease obligations is subject to a fair market value adjustment every five years; however, the lease includes ground rent subprotection and infrastructure rent credits which currently limit our annual rental obligations to $1.0 million. The contractual obligations for that ground lease included above assumes the lesser of $1.0 million or annual lease rental obligation in effect as of December 31, 2016.

(3)
One of our ground lease obligations includes a component which is based on the percentage of gross income that exceeds the minimum ground rent. The minimum rent is subject to increases every five years based on 50% of the average annual percentage rent for the previous five years.

(4)
One of our ground lease obligations is subject to a fair market value adjustment every five years based on a combination of CPI adjustments and third-party appraisals limited to maximum increases annually. The contractual obligations included above assume the annual lease rental obligation in effect as of December 31, 2016.

(5)
One of our ground lease obligations includes a component which is based on the percentage of adjusted gross income that exceeds the minimum ground rent. The minimum rent is subject to increases every 10 years by an amount equal to 60% of the average annual percentage rent for the previous three years.

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

As of December 31, 2016 and 2015, we had accrued environmental remediation liabilities of approximately $25.1 million and $20.9 million, respectively, recorded on our consolidated balance sheets in connection with certain development projects and recent development acquisitions. The accrued environmental remediation liabilities represent the costs we estimate we will incur when we commence development at various development acquisition sites. These estimates, which we developed with the assistance of third party experts, consist primarily of the removal of contaminated soil and other related costs since we are required to dispose of any existing contaminated soil when we develop new office properties as these sites.

We record estimated environmental remediation obligations for acquisitions at the acquisition date when we are aware of such costs and when such costs are probably and reasonably estimable. Costs incurred in connection with the development related environmental remediation liabilities are recorded as an increase to the cost of the development project. These accruals are adjusted as an increase or decrease to the development project costs and as an increase or decrease to the accrued environmental remediation liability if we obtain further information or circumstances change. The environmental remediation obligations recorded at December 31, 2016 and 2015 were not discounted to their present value since we expect to complete the remediation activities in the next one to five years in connection with development activities at the various sites. It is possible that we could incur additional environmental remediation costs in connection with these recent development acquisitions.  However, given we are in the early stages of development on certain of these projects, potential additional environmental costs are not reasonably estimable at this time.

Other than the accrued environmental liabilities recorded in connection with certain of our development projects, we are not aware of any unasserted claims and assessments with respect to an environmental liability that we believe would require additional disclosure or the recording of an additional loss contingency.

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

Insurance

We maintain commercial general liability, auto liability, employers’ liability, umbrella/excess liability, special form property, difference in conditions including earthquake and flood, environmental, rental loss, and terrorism insurance covering all of our properties. Management believes the policy specifications and insured limits are reasonable given the relative risk of loss, the cost of the coverage, and industry practice. We do not carry insurance for generally uninsurable losses such as loss from governmental action, nuclear hazard, and war and military action. Policies are subject to various terms, conditions, and exclusions and some policies may involve large deductibles or co-payments.

Property Damage Settlement

During the year ended December 31, 2016, we settled an outstanding property damage matter and received cash proceeds totaling $5.0 million, which is included in other property income on our consolidated statements of operations.

19.    Fair Value Measurements and Disclosures

Assets and Liabilities Reported at Fair Value

The only assets we record at fair value on our consolidated financial statements are the marketable securities related to our Deferred Compensation Plan (see Note 16 “Employee Benefit Plans” for additional information). The following table sets forth the fair value of our marketable securities as of December 31, 2016 and 2015:

	Fair Value (Level 1) (1)
	2016	2015
Description	(in thousands)
Marketable securities (2)	$14,773	$12,882
_______________

(1)	Based on quoted prices in active markets for identical securities.

(2)	The marketable securities are held in a limited rabbi trust.

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

The following table sets forth the net gain (loss) on marketable securities recorded during the years ended December 31, 2016, 2015 and 2014:

	December 31,
	2016	2015	2014
Description	(in thousands)
Net gain (loss) on marketable securities	$1,130	$(269)	$397

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our other financial instruments as of December 31, 2016 and 2015:

	December 31,
	2016		2015
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
	(in thousands)
Liabilities
Secured debt, net	$472,772	$469,234	$380,835	$391,611
Unsecured debt, net	1,847,351	1,900,487	1,844,634	1,898,863
_______________

(1)	Fair value calculated using Level II inputs, which are based on model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

20.    Other Significant Transactions

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

21.	Discontinued Operations

For the year ended December 31, 2014, discontinued operations included the results of all properties sold in 2014, except for the operations deemed immaterial related to a June 2014 office property disposition. The following table summarizes the revenue and expense components that comprise income from discontinued operations for the year ended December 31, 2014:

2014
(in thousands)
Revenues:
Rental income	$7,206
Tenant reimbursements	278
Other property income	13
Total revenues	7,497
Expenses:
Property expenses	2,171
Real estate taxes	692
Depreciation and amortization	2,061
Total expenses	4,924
Income from discontinued operations before net gain on dispositions of discontinued operations	2,573
Net gain on dispositions of discontinued operations	121,922
Total income from discontinued operations	$124,495

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

22.	Net Income Available to Common Stockholders Per Share of the Company

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted per-share computations for net income available to common stockholders for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except unit and per unit amounts)
Numerator:
Income from continuing operations	$303,798	$238,604	$59,313
Income from continuing operations attributable to noncontrolling interests	(10,010)	(4,523)	(966)
Preferred dividends and distributions	(13,250)	(13,250)	(13,250)
Allocation to participating securities (1)	(3,839)	(1,634)	(1,699)
Numerator for basic and diluted income from continuing operations available to common stockholders	276,699	219,197	43,398
Income from discontinued operations (2)	—	—	124,495
Income from discontinued operations attributable to noncontrolling common units of the Operating Partnership (2)	—	—	(2,623)
Numerator for basic and diluted net income available to common stockholders	$276,699	$219,197	$165,270
Denominator:
Basic weighted average vested shares outstanding	92,342,483	89,854,096	83,090,235
Effect of dilutive securities – contingently issuable shares and stock options	680,551	541,679	1,877,485
Diluted weighted average vested shares and common stock equivalents outstanding	93,023,034	90,395,775	84,967,720
Basic earnings per share:
Income from continuing operations available to common stockholders per share	$3.00	$2.44	$0.52
Income from discontinued operations per share of common stock (2)	—	—	1.47
Net income available to common stockholders per share	$3.00	$2.44	$1.99
Diluted earnings per share:
Income from continuing operations available to common stockholders per share	$2.97	$2.42	$0.51
Income from discontinued operations per share of common stock (2)	—	—	1.44
Net income available to common stockholders per share	$2.97	$2.42	$1.95
________________________

(1)	Participating securities include nonvested shares, certain time-based RSUs and vested market measure-based RSUs.

(2)
The Company adopted ASU 2014-08 effective January 1, 2015 (see Note 2 “Basis of Presentation and Significant Accounting Policies” for additional information). As a result, properties classified as held for sale and/or disposed of subsequent to January 1, 2015 that do not represent a strategic shift are no longer presented as discontinued operations.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive shares of common stock, including stock options, RSUs and other securities are considered in our diluted earnings per share calculation for the years ended December 31, 2016, 2015, and 2014. Additionally, for the year ended December 31, 2014, contingently issuable shares included the impact of the 4.25% Exchangeable Notes prior to their maturity and settlement in November 2014. Certain market measure-based RSUs are not included in dilutive securities as of December 31, 2016, 2015, and 2014 as not all performance metrics had been met by the end of the applicable reporting periods.

See Note 15 “Share-Based Compensation” for additional information regarding the stock options and other share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

23.	Net Income Available to Common Unitholders Per Unit of the Operating Partnership

The following table reconciles the numerator and denominator in computing the Operating Partnership’s basic and diluted per-unit computations for net income available to common unitholders for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except unit and per unit amounts)
Numerator:
Income from continuing operations	$303,798	$238,604	$59,313
Income from continuing operations attributable to noncontrolling interests in consolidated subsidiaries	(3,735)	(467)	(247)
Preferred distributions	(13,250)	(13,250)	(13,250)
Allocation to participating securities (1)	(3,839)	(1,634)	(1,699)
Numerator for basic and diluted income from continuing operations available to common unitholders	282,974	223,253	44,117
Income from discontinued operations (2)	—	—	124,495
(Income) loss from discontinued operations attributable to noncontrolling interests in consolidated subsidiaries (2)	—	—	(13)
Numerator for basic and diluted net income available to common unitholders	$282,974	$223,253	$168,599
Denominator:
Basic weighted average vested units outstanding	94,771,688	91,645,578	84,894,498
Effect of dilutive securities - contingently issuable shares and stock options	680,551	541,679	1,877,485
Diluted weighted average vested units and common unit equivalents outstanding	95,452,239	92,187,257	86,771,983
Basic earnings per unit:
Income from continuing operations available to common unitholders per unit	$2.99	$2.44	$0.52
Income from discontinued operations per common unit (2)	—	—	1.47
Net income available to common unitholders per unit	$2.99	$2.44	$1.99
Diluted earnings per unit:
Income from continuing operations available to common unitholders per unit	$2.96	$2.42	$0.51
Income from discontinued operations per common unit (2)	—	—	1.43
Net income available to common unitholders per unit	$2.96	$2.42	$1.94
________________________

(1)	Participating securities include nonvested shares, certain time-based RSUs and vested market measure-based RSUs.

(2)
The Operating Partnership adopted ASU 2014-08 effective January 1, 2015 (see Note 2 “Basis of Presentation and Significant Accounting Policies” for additional information). As a result, properties classified as held for sale and/or disposed of subsequent to January 1, 2015 that do not represent a strategic shift are no longer presented as discontinued operations.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common units, including stock options, RSUs and other securities are considered in our diluted earnings per share calculation for the years ended December 31, 2016, 2015, and 2014. Additionally, for the year ended December 31, 2014, contingently issuable shares included the impact of the 4.25% Exchangeable Notes prior to their maturity and settlement in November 2014. Certain market measure-based RSUs are not included in dilutive securities as of December 31, 2016 and 2015 as not all performance metrics had been met by the end of the applicable reporting periods.

See Note 15 “Share-Based Compensation” for additional information regarding the stock options and other share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

24.    Supplemental Cash Flow Information of the Company

Supplemental cash flow information follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $47,675, $50,923, and $44,385 as of December 31, 2016, 2015 and 2014, respectively	$54,295	$54,747	$58,944
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$62,589	$109,715	$77,091
Tenant improvements funded directly by tenants	$18,050	$13,387	$42,906
Assumption of other assets and liabilities in connection with operating and development property acquisitions, net (Note 3)	$5,863	$6,254	$14,917
Accrual for receivable related to development properties	$1,350	$—	$—
Release of holdback funds to third party	$—	$9,279	$—
NON-CASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders (Notes 13 and 29)	$220,650	$33,336	$31,243
Accrual of dividends and distributions payable to preferred stockholders and preferred unitholders (Notes 13 and 29)	$1,656	$1,656	$1,656
Issuance of common units of the Operating Partnership in connection with an acquisition (Note 3)	$48,033	$—	$—
Secured debt assumed by buyers in connection with land disposition (Note 4)	$2,322	$—	$—
Issuance of shares of common stock in connection with a development property acquisition	$—	$—	$21,631
Exchange of common units of the Operating Partnership into shares of the Company’s common stock	$8,893	$1,223	$28

25.    Supplemental Cash Flow Information of the Operating Partnership:

Supplemental cash flow information follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $47,675, $50,923, and $44,385 as of December 31, 2016, 2015 and 2014, respectively	$54,295	$54,747	$58,944
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$62,589	$109,715	$77,091
Tenant improvements funded directly by tenants	$18,050	$13,387	$42,906
Assumption of other assets and liabilities in connection with operating and development property acquisitions, net (Note 3)	$5,863	$6,254	$14,917
Accrual for receivable related to development properties	$1,350	$—	$—
Release of holdback funds to third party	$—	$9,279	$—
NON-CASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders (Notes 14 and 29)	$220,650	$33,336	$31,243
Accrual of dividends and distributions payable to preferred stockholders and preferred unitholders (Notes 14 and 29)	$1,656	$1,656	$1,656
Issuance of common units in connection with a development property acquisition (Note 3)	$48,033	$—	$21,631
Secured debt assumed by buyers in connection with land disposition (Note 4)	$2,322	$—	$—

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

26.    Tax Treatment of Distributions

The following table reconciles the dividends declared per share of common stock to the dividends paid per share of common stock during the years ended December 31, 2016, 2015 and 2014 as follows:

	Year Ended December 31,
Dividends	2016	2015	2014
Dividends declared per share of common stock	$3.375	$1.400	$1.400
Less: Dividends declared in the current year and paid in the following year (1)	(2.275)	(0.350)	(0.350)
Add: Dividends declared in the prior year and paid in the current year	0.350	0.350	0.350
Dividends paid per share of common stock	$1.450	$1.400	$1.400
_________________

(1)
The fourth quarter 2016 dividend of $2.275 per share of common stock consists of a special cash dividend of $1.90 per share of common stock and a regular quarterly cash dividend of $0.375 per share of common stock. The $1.90 per share special distribution is treated as paid in two tax years for income tax purposes: $1.587 is treated as paid on December 31, 2016 and $0.313 is treated as paid on January 13, 2017. The $0.375 per share regular quarterly distribution is considered a 2017 dividend distribution for income tax purposes.

The unaudited income tax treatment for the dividends to common stockholders reportable for the years ended December 31, 2016, 2015 and 2014 as identified in the table above was as follows:

	Year Ended December 31,
Shares of Common Stock	2016		2015		2014
Ordinary income	$1.500	49.40%	$0.992	70.86%	$0.998	71.29%
Qualified dividend	0.002	0.06	0.002	0.13	0.002	0.14
Return of capital	—	—	—	—	0.398	28.43
Capital gains (1)	1.212	39.89	0.051	3.65	0.002	0.14
Unrecaptured section 1250 gains	0.323	10.65	0.355	25.36	—	—
	$3.037	100.00%	$1.400	100.00%	$1.400	100.00%
_________________

(1)	Capital gains are comprised entirely of 20% rate gains.

The 6.875% Series G Cumulative Redeemable Preferred Stock was issued in March 2012. The unaudited income tax treatment for the dividends to Series G preferred stockholders reportable for the years ended December 31, 2016, 2015, and 2014 was as follows:

	Year Ended December 31,
Preferred Shares	2016		2015		2014
Ordinary income	$0.848	49.31%	$1.218	70.86%	$1.711	99.54%
Qualified dividend	0.001	0.06	0.002	0.13	0.003	0.17
Capital gains (1)	0.687	39.97	0.063	3.65	0.005	0.29
Unrecaptured section 1250 gains	0.183	10.66	0.436	25.36	—	—
	$1.719	100.00%	$1.719	100.00%	$1.719	100.00%
__________________

(1)	Capital gains are comprised entirely of 20% rate gains.

The 6.375% Series H Cumulative Redeemable Preferred Stock was issued in August 2012. The unaudited income tax treatment for the dividends to Series H preferred stockholders reportable for the years ended December 31, 2016, 2015, and 2014 was as follows:

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31,
Preferred Shares	2016		2015		2014
Ordinary income	$0.786	49.31%	$1.129	70.86%	$1.587	99.56%
Qualified dividend	0.001	0.06	0.002	0.13	0.003	0.19
Capital gains (1)	0.637	39.97	0.059	3.65	0.004	0.25
Unrecaptured section 1250 gains	0.17	10.66	0.404	25.36	—	—
	$1.594	100.00%	$1.594	100.00%	$1.594	100.00%
__________________

(1)	Capital gains are comprised entirely of 20% rate gains.

27.	Quarterly Financial Information of the Company (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2016 and 2015 was as follows:

	2016 Quarter Ended (1)
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
Revenues	$145,446	$160,133	$168,348	$168,645
Net income	178,113	33,892	56,375	35,418
Net income attributable to Kilroy Realty Corporation	174,308	32,847	53,895	32,738
Preferred dividends and distributions	(3,313)	(3,312)	(3,313)	(3,312)
Net income available to common stockholders	170,995	29,535	50,582	29,426
Net income available to common stockholders per share – basic	1.85	0.32	0.54	0.29
Net income available to common stockholders per share – diluted	1.84	0.31	0.54	0.29

	2015 Quarter Ended (1)
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
Revenues	$146,082	$146,227	$141,553	$147,413
Net income	44,002	58,590	106,704	29,308
Net income attributable to Kilroy Realty Corporation	43,187	57,500	104,759	28,635
Preferred dividends and distributions	(3,313)	(3,312)	(3,313)	(3,312)
Net income available to common stockholders	39,874	54,188	101,446	25,323
Net income available to common stockholders per share – basic	0.45	0.61	1.10	0.27
Net income available to common stockholders per share – diluted	0.45	0.61	1.09	0.27
____________________

(1)
The summation of the quarterly financial data may not equal the annual number reported on the consolidated statements of operations due to rounding. For the year ended December 31, 2016, the summation of the quarterly net income available to common stockholders per share does not equal the annual number reported on the consolidated statements of operations due to the Company's repurchase of common stock and its at-the-market stock offering programs that occurred during the year. For the year ended December 31, 2015, the summation of the quarterly net income available to common stockholders per share does not equal the annual number reported on the consolidated statements of operations due to public offerings of common stock and its at-the-market stock offering programs that occurred during the year.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

28.	Quarterly Financial Information of the Operating Partnership (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2016 and 2015 was as follows:

	2016 Quarter Ended (1)
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per unit amounts)
Revenues	$145,446	$160,133	$168,348	$168,645
Net income	178,113	33,892	56,375	35,418
Net income attributable to the Operating Partnership	177,833	33,590	55,254	33,386
Preferred distributions	(3,313)	(3,312)	(3,313)	(3,312)
Net income available to common unitholders	174,520	30,278	51,941	30,074
Net income available to common unitholders per unit – basic	1.85	0.31	0.54	0.29
Net income available to common unitholders per unit – diluted	1.84	0.31	0.54	0.29

	2015 Quarter Ended (1)
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per unit amounts)
Revenues	$146,082	$146,227	$141,553	$147,413
Net income	44,002	58,590	106,704	29,308
Net income attributable to the Operating Partnership	43,927	58,518	106,640	29,052
Preferred distributions	(3,313)	(3,312)	(3,313)	(3,312)
Net income available to common unitholders	40,614	55,206	103,327	25,740
Net income available to common unitholders per unit – basic	0.45	0.61	1.10	0.27
Net income available to common unitholders per unit – diluted	0.45	0.61	1.09	0.27
___________________

(1)
The summation of the quarterly financial data may not equal the annual number reported on the consolidated statements of operations due to rounding. For the year ended December 31, 2016, the summation of the quarterly net income available to common stockholders per share does not equal the annual number reported on the consolidated statements of operations due to the issuance of common units in connection with an acquisition, the Company’s repurchase of common stock and the its at-the-market stock offering programs that occurred during the year. For the year ended December 31, 2015, the summation of the quarterly net income available to common stockholders per share does not equal the annual number reported on the consolidated statements of operations due to public offerings of common stock and the Company’s at-the-market stock offering programs that occurred during the year.

29.	Subsequent Events

On December 13, 2016, the Company declared a special cash dividend of $1.90 per share of common stock to stockholders of record on December 30, 2016. This special cash dividend is in addition to the regular quarterly dividend. On January 13, 2017, $184.3 million of special dividends and $36.4 million of regular dividends were paid out to common stockholders, common unitholders and RSU holders of record on December 30, 2016.

On January 10, 2017, pursuant to the Company’s effective shelf registration statement and prospectus and related prospectus supplement filed with the Securities and Exchange Commission, the Company completed a public offering and issued 4,427,500 shares of its common stock at a price of $72.75 per share, before underwriting discounts and commissions. The Company received approximately $308.8 million of total proceeds, which are net of underwriting discounts and commissions and estimated offering expenses. The Company intends to use the net proceeds from the offering for general corporate purposes.

On January 13, 2017, the Company completed the sale of the operating property located at 5717 Pacific Center Boulevard in San Diego, California that was held for sale at December 31, 2016 for a gross sales price of $12.1 million.

In February 2017, the Executive Compensation Committee granted 41,119 RSUs to key employees under the 2006 Plan. The compensation cost related to the RSUs is expected to be recognized over a period of three years.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2016, 2015 and 2014
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Recoveries (Deductions)	Balance at End of Period (1)
Allowance for Uncollectible Tenant Receivables for the year ended December 31,
2016 – Allowance for uncollectible tenant receivables	$2,080	$—	$(368)	$1,712
2015 – Allowance for uncollectible tenant receivables	1,999	303	(222)	2,080
2014 – Allowance for uncollectible tenant receivables	2,134	58	(193)	1,999
Allowance for Deferred Rent Receivables for the year ended December 31,
2016 – Allowance for deferred rent	$1,882	$—	$(358)	$1,524
2015 – Allowance for deferred rent	1,989	242	(349)	1,882
2014 – Allowance for deferred rent	2,075	—	(86)	1,989

KILROY REALTY CORPORATION AND KILROY REALTY, L.P
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016

	Initial Cost					Gross Amounts at Which Carried at Close of Period
Property Location	Encumb- rances		Land and improve- ments	Buildings and Improve- ments	Costs Capitalized Subsequent to Acquisition/ Improvement	Land and improve- ments	Buildings and Improve- ments	Total	Accumulated Depreciation	Deprecia- tion Life (1)	Date of Acquisition (A)/ Construction (C) (2)		Rentable Square Feet (3) (unaudited)
	($ in thousands)
Office Properties:
23925 Park Sorrento, Calabasas, CA	$1,215	(4)	$50	$2,346	$495	$50	$2,841	$2,891	$1,703	35	2001	( C )	11,789
23975 Park Sorrento, Calabasas, CA		(4)	765	17,720	7,579	765	25,299	26,064	14,562	35	2002	( C )	104,797
24025 Park Sorrento, Calabasas, CA		(4)	845	15,896	8,099	845	23,995	24,840	13,559	35	2000	( C )	108,670
2829 Townsgate Rd., Thousand Oaks, CA			5,248	8,001	7,461	5,248	15,462	20,710	10,476	35	1997	( A )	84,098
2240 E. Imperial Highway, El Segundo, CA			1,044	11,763	29,475	1,048	41,234	42,282	23,131	35	1983	( C )	122,870
2250 E. Imperial Highway, El Segundo, CA			2,579	29,062	34,978	2,547	64,072	66,619	48,914	35	1983	( C )	298,728
2260 E. Imperial Highway, El Segundo, CA			2,518	28,370	36,781	2,547	65,122	67,669	9,560	35	1983	( C )	298,728
909 N. Sepulveda Blvd., El Segundo, CA			3,577	34,042	46,328	3,577	80,370	83,947	32,004	35	2005	( C )	244,136
999 N. Sepulveda Blvd., El Segundo, CA			1,407	34,326	12,392	1,407	46,718	48,125	19,766	35	2003	( C )	128,588
6115 W. Sunset Blvd., Los Angeles, CA (5)			1,313	3	24,922	2,455	23,783	26,238	901	35	2015	( C )	26,105
6121 W. Sunset Blvd., Los Angeles, CA (5)			11,120	4,256	71,644	8,703	78,317	87,020	3,299	35	2015	( C )	91,173
1525 N. Gower Street Los Angeles, CA			1,318	3	8,867	1,318	8,870	10,188	135	35	2016	( C )	(6)
1575 N. Gower Street Los Angeles, CA			22,153	51	97,669	22,153	97,720	119,873	607	35	2016	( C )	(6)
1500 N. El Centro Avenue Los Angeles, CA			9,235	21	36,477	9,235	36,498	45,733	36	35	2016	( C )	(6)
1550 N. El Centro Avenue Los Angeles, CA (5)			16,970	39	123,646	16,970	123,685	140,655	2,101	35	2016	( C )	(7)
6255 W. Sunset Blvd., Los Angeles, CA			18,111	60,320	37,000	18,111	97,320	115,431	17,653	35	2012	( A )	323,922
3750 Kilroy Airport Way, Long Beach, CA			—	1,941	11,051	—	12,992	12,992	9,628	35	1989	( C )	10,457
3760 Kilroy Airport Way, Long Beach, CA			—	17,467	11,652	—	29,119	29,119	23,203	35	1989	( C )	165,278
3780 Kilroy Airport Way, Long Beach, CA			—	22,319	18,983	—	41,302	41,302	34,274	35	1989	( C )	219,745
3800 Kilroy Airport Way, Long Beach, CA			—	19,408	18,504	—	37,912	37,912	21,532	35	2000	( C )	192,476
3840 Kilroy Airport Way, Long Beach, CA			—	13,586	9,429	—	23,015	23,015	13,922	35	1999	( C )	136,026
3880 Kilroy Airport Way, Long Beach, CA			—	9,704	11,134	—	20,838	20,838	2,416	35	1997	( A )	96,035
3900 Kilroy Airport Way, Long Beach, CA			—	12,615	11,009	—	23,624	23,624	14,967	35	1997	( A )	129,893
Kilroy Airport Center, Phase IV, Long Beach, CA (8)			—		4,997	—	4,997	4,997	4,989	35			—
8560 W. Sunset Blvd West Hollywood, CA			9,720	50,956	—	9,720	50,956	60,676	170	35	2016	( A )	71,875
8570 W. Sunset Blvd West Hollywood, CA			31,693	27,974	—	31,693	27,974	59,667	82	35	2016	( A )	43,603
8580 W. Sunset Blvd West Hollywood, CA			10,013	3,695	—	10,013	3,695	13,708	11	35	2016	( A )	7,126
8590 W. Sunset Blvd West Hollywood, CA			39,954	27,884	—	39,954	27,884	67,838	92	35	2016	( A )	56,095
12100 W. Olympic Blvd., Los Angeles, CA	170,000	(9)	352	45,611	17,548	9,633	53,878	63,511	23,595	35	2003	( C )	152,048
12200 W. Olympic Blvd., Los Angeles, CA		(9)	4,329	35,488	17,825	3,977	53,665	57,642	33,159	35	2000	( C )	150,832
12233 W. Olympic Blvd., Los Angeles, CA			22,100	53,170	3,712	22,100	56,882	78,982	7,382	35	2012	( A )	151,029
12312 W. Olympic Blvd., Los Angeles, CA		(9)	3,325	12,202	11,326	3,399	23,454	26,853	9,129	35	1997	( A )	76,644
1633 26th St., Santa Monica, CA			2,080	6,672	2,966	2,040	9,678	11,718	6,364	35	1997	( A )	44,915
2100/2110 Colorado Ave., Santa Monica, CA	94,754	(10)	5,474	26,087	14,411	5,476	40,496	45,972	20,616	35	1997	( A )	102,864

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued)
December 31, 2016

	Initial Cost					Gross Amounts at Which Carried at Close of Period
Property Location	Encumb- rances		Land and improve- ments	Buildings and Improve- ments	Costs Capitalized Subsequent to Acquisition/ Improvement	Land and improve- ments	Buildings and Improve- ments	Total	Accumulated Depreciation	Deprecia- tion Life (1)	Date of Acquisition (A)/ Construction (C) (2)		Rentable Square Feet (3) (unaudited)
	($ in thousands)
3130 Wilshire Blvd., Santa Monica, CA			8,921	6,579	12,137	9,188	18,449	27,637	12,835	35	1997	( A )	88,340
501 Santa Monica Blvd., Santa Monica, CA		(11)	4,547	12,044	10,986	4,551	23,026	27,577	12,803	35	1998	( A )	73,212
2211 Michelson, Irvine, CA		(10)	9,319	82,836	5,310	9,319	88,146	97,465	20,843	35	2010	( A )	271,556
12225 El Camino Real, Del Mar, CA			1,700	9,633	2,982	1,673	12,642	14,315	7,644	35	1998	( A )	58,401
12235 El Camino Real, Del Mar, CA			1,507	8,543	5,584	1,540	14,094	15,634	8,544	35	1998	( A )	53,751
12340 El Camino Real, Del Mar, CA			4,201	13,896	8,013	4,201	21,909	26,110	9,611	35	2002	( C )	87,774
12390 El Camino Real, Del Mar, CA			3,453	11,981	1,377	3,453	13,358	16,811	8,283	35	2000	( C )	72,332
12348 High Bluff Dr., Del Mar, CA			1,629	3,096	4,829	1,629	7,925	9,554	5,457	35	1999	( C )	38,806
12400 High Bluff Dr., Del Mar, CA		(11)	15,167	40,497	13,109	15,167	53,606	68,773	23,583	35	2004	( C )	209,220
3579 Valley Centre Dr., Del Mar, CA			2,167	6,897	7,419	2,858	13,625	16,483	8,426	35	1999	( C )	52,418
3611 Valley Centre Dr., Del Mar, CA			4,184	19,352	18,501	5,259	36,778	42,037	20,980	35	2000	( C )	130,047
3661 Valley Centre Dr., Del Mar, CA			4,038	21,144	13,100	4,725	33,557	38,282	17,605	35	2001	( C )	128,330
3721 Valley Centre Dr., Del Mar, CA			4,297	18,967	14,468	4,254	33,478	37,732	12,666	35	2003	( C )	115,193
3811 Valley Centre Dr., Del Mar, CA			3,452	16,152	20,092	4,457	35,239	39,696	18,943	35	2000	( C )	112,067
12770 El Camino Real, Del Mar, CA			9,360	—	26,880	9,360	26,880	36,240	—	35	2015	( C )	73,032
12780 El Camino Real, Del Mar, CA			18,398	54,954	1,626	18,398	56,580	74,978	7,289	35	2013	( A )	140,591
12790 El Camino Real, Del Mar, CA			10,252	21,236	1,342	10,252	22,578	32,830	2,816	35	2013	( A )	78,836
13280 Evening Creek Dr. South, I-15 Corridor, CA			3,701	8,398	4,589	3,701	12,987	16,688	3,945	35	2008	( C )	41,196
13290 Evening Creek Dr. South, I-15 Corridor, CA			5,229	11,871	5,919	5,229	17,790	23,019	4,261	35	2008	( C )	61,180
13480 Evening Creek Dr. North, I-15 Corridor, CA			7,997	—	48,100	7,997	48,100	56,097	15,057	35	2008	( C )	149,817
13500 Evening Creek Dr. North, I-15 Corridor, CA			7,581	35,903	8,678	7,580	44,582	52,162	17,324	35	2004	( A )	147,533
13520 Evening Creek Dr. North, I-15 Corridor, CA			7,581	35,903	11,687	7,580	47,591	55,171	19,088	35	2004	( A )	141,128
2355 Northside Dr., Mission Valley, CA			4,066	8,332	2,297	3,344	11,351	14,695	3,392	35	2010	( A )	53,610
2365 Northside Dr., Mission Valley, CA			7,359	15,257	7,332	6,015	23,933	29,948	6,206	35	2010	( A )	96,437
2375 Northside Dr., Mission Valley, CA			3,947	8,146	2,659	3,213	11,539	14,752	3,278	35	2010	( A )	51,516
2385 Northside Dr., Mission Valley, CA			2,752	14,513	5,299	5,552	17,012	22,564	5,212	35	2010	( A )	89,023
2305 Historic Decatur Rd., Point Loma, CA			5,240	22,220	7,390	5,240	29,610	34,850	6,143	35	2010	( A )	103,900
10390 Pacific Center Ct., Sorrento Mesa, CA			3,267	5,779	7,501	3,267	13,280	16,547	6,222	35	2002	( C )	68,400
10394 Pacific Center Ct., Sorrento Mesa, CA			2,696	7,134	661	1,671	8,820	10,491	4,312	35	1998	( A )	59,327
10398 Pacific Center Ct., Sorrento Mesa, CA			1,947	5,152	1,317	1,222	7,194	8,416	4,224	35	1998	( A )	43,645
10421 Pacific Center Ct., Sorrento Mesa, CA			2,926	7,979	22,097	2,926	30,076	33,002	18,321	35	1998	( A )	75,899
10445 Pacific Center Ct., Sorrento Mesa, CA			2,247	5,945	1,832	1,809	8,215	10,024	4,941	35	1998	( A )	48,709
10455 Pacific Center Ct., Sorrento Mesa, CA			4,044	10,701	82	3,780	11,047	14,827	4,796	35	1998	( A )	88,577
4690 Executive Dr., University Towne Centre, CA			1,623	7,926	3,504	1,623	11,430	13,053	6,322	35	1999	( A )	47,846

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued)
December 31, 2016

	Initial Cost					Gross Amounts at Which Carried at Close of Period
Property Location	Encumb- rances		Land and improve- ments	Buildings and Improve- ments	Costs Capitalized Subsequent to Acquisition/ Improvement	Land and improve- ments	Buildings and Improve- ments	Total	Accumulated Depreciation	Deprecia- tion Life (1)	Date of Acquisition (A)/ Construction (C) (2)		Rentable Square Feet (3) (unaudited)
	($ in thousands)
4100 Bohannon Dr., Menlo Park, CA		(11)	4,835	15,526	505	4,860	16,006	20,866	2,752	35	2012	( A )	47,379
4200 Bohannon Dr., Menlo Park, CA		(11)	4,798	15,406	2,026	4,662	17,568	22,230	3,312	35	2012	( A )	45,451
4300 Bohannon Dr., Menlo Park, CA		(11)	6,527	20,958	2,749	6,470	23,764	30,234	5,031	35	2012	( A )	63,079
4400 Bohannon Dr., Menlo Park, CA		(11)	4,798	15,406	2,469	4,939	17,734	22,673	3,501	35	2012	(A)	48,146
4500 Bohannon Dr., Menlo Park, CA		(11)	6,527	20,957	1,729	6,470	22,743	29,213	3,939	35	2012	( A )	63,078
4600 Bohannon Dr., Menlo Park, CA		(11)	4,798	15,406	2,362	4,939	17,627	22,566	3,423	35	2012	( A )	48,147
4700 Bohannon Dr., Menlo Park, CA		(11)	6,527	20,958	1,397	6,470	22,412	28,882	3,825	35	2012	( A )	63,078
1290 - 1300 Terra Bella Avenue, Mountain View, CA			28,730	27,555	—	28,730	27,555	56,285	810	35	2016	( A )	114,175
331 Fairchild Dr. Mountain View, CA		(11)	18,396	17,712	7,955	18,396	25,667	44,063	2,871	35	2013	( C )	87,147
680 E. Middlefield Rd., Mountain View, CA			34,605	—	56,464	34,605	56,464	91,069	4,099	35	2014	( C )	170,090
690 E. Middlefield Rd., Mountain View, CA			34,755	—	56,707	34,755	56,707	91,462	4,116	35	2014	( C )	170,823
1701 Page Mill Rd Palo Alto, CA			—	99,522	—	—	99,522	99,522	—	35	2016	( A )	128,688
3150 Porter Drive Palo Alto, CA			—	21,715	—	—	21,715	21,715	—	35	2016	( A )	36,897
900 Jefferson Ave., Redwood City, CA (12)			16,668	—	109,526	18,063	108,131	126,194	4,270	35	2015	( C )	228,505
900 Middlefield Rd., Redwood City, CA (12)			7,959	—	49,592	8,626	48,925	57,551	1,801	35	2015	( C )	118,764
303 Second St., San Francisco, CA (13)	125,756	(14)	63,550	154,153	46,607	63,550	200,760	264,310	50,705	35	2010	( A )	740,047
100 First St., San Francisco, CA (15)			49,150	131,238	32,041	49,150	163,279	212,429	38,668	35	2010	( A )	467,095
250 Brannan St., San Francisco, CA			7,630	22,770	4,416	7,630	27,186	34,816	7,256	35	2011	( A )	95,008
201 Third St., San Francisco, CA			19,260	84,018	43,206	19,260	127,224	146,484	29,948	35	2011	( A )	346,538
301 Brannan St., San Francisco, CA			5,910	22,450	2,221	5,910	24,671	30,581	5,115	35	2011	( A )	74,430
360 Third St., San Francisco, CA			—	88,235	112,193	28,504	171,924	200,428	25,219	35	2011	( A )	429,796
333 Brannan San Francisco, CA			18,645	—	77,623	18,645	77,623	96,268	1,838	35	2016	( C )	185,602
350 Mission Street San Francisco, CA			52,815	—	210,133	52,815	210,133	262,948	4,590	35	2016	( C )	455,340
1310 Chesapeake Terrace, Sunnyvale, CA		(11)	16,700	11,020	490	16,700	11,510	28,210	1,064	35	2014	( A )	76,244
1315 Chesapeake Terrace, Sunnyvale, CA		(11)	12,260	7,930	464	12,260	8,394	20,654	1,002	35	2014	( A )	55,635
1320-1324 Chesapeake Terrace, Sunnyvale, CA		(11)	17,360	10,720	544	17,360	11,264	28,624	1,385	35	2014	( A )	79,720
1325-1327 Chesapeake Terrace, Sunnyvale, CA		(11)	12,610	8,160	352	12,610	8,512	21,122	1,024	35	2014	( A )	55,383
505 Mathilda Ave., Sunnyvale, CA			37,843	1,163	50,554	37,943	51,617	89,560	3,442	35	2014	( C )	212,322
555 Mathilda Ave., Sunnyvale, CA			37,843	1,163	50,551	37,943	51,614	89,557	3,442	35	2014	( C )	212,322
605 Mathilda Ave., Sunnyvale, CA			29,014	891	77,359	29,090	78,174	107,264	7,479	35	2014	( C )	162,785
599 N. Mathilda Ave., Sunnyvale, CA			13,538	12,559	58	13,538	12,617	26,155	2,374	35	2012	( A )	75,810
601 108th Ave., Bellevue, WA			—	214,095	32,394	—	246,489	246,489	51,328	35	2011	( A )	488,470
10900 NE 4th St., Bellevue, WA			25,080	150,877	21,120	25,080	171,997	197,077	31,254	35	2012	( A )	416,755
10210 NE Points Dr., Kirkland, WA			4,336	24,187	2,933	4,336	27,120	31,456	6,151	35	2011	( A )	84,641
10220 NE Points Dr., Kirkland, WA			2,554	12,080	1,099	2,554	13,179	15,733	2,956	35	2011	( A )	49,851
10230 NE Points Dr., Kirkland, WA			5,071	24,694	4,281	5,071	28,975	34,046	6,430	35	2011	( A )	98,982

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued)
December 31, 2016

	Initial Cost					Gross Amounts at Which Carried at Close of Period
Property Location	Encumb- rances		Land and improve- ments	Buildings and Improve- ments	Costs Capitalized Subsequent to Acquisition/ Improvement	Land and improve- ments	Buildings and Improve- ments	Total	Accumulated Depreciation	Deprecia- tion Life (1)	Date of Acquisition (A)/ Construction (C) (2)		Rentable Square Feet (3) (unaudited)
	($ in thousands)
3933 Lake WA Blvd. NE, Kirkland, WA			2,380	15,114	4,965	2,380	20,079	22,459	4,331	35	2011	( A )	46,450
837 N. 34th St., Lake Union, WA			—	37,404	2,547	—	39,951	39,951	6,914	35	2012	( A )	111,580
701 N. 34th St., Lake Union, WA			—	48,027	4,186	—	52,213	52,213	9,942	35	2012	( A )	138,994
801 N. 34th St., Lake Union, WA			—	58,537	183	—	58,720	58,720	9,835	35	2012	( A )	169,412
320 Westlake Avenue North, WA	78,041	(16)	14,710	82,018	1,080	14,710	83,098	97,808	11,082	35	2013	( A )	184,643
321 Terry Avenue North, Lake Union, WA		(16)	10,430	60,003	244	10,430	60,247	70,677	8,463	35	2013	( A )	135,755
401 Terry Avenue North, Lake Union, WA			22,500	77,046	—	22,500	77,046	99,546	7,556	35	2014	( A )	140,605
TOTAL OPERATING PROPERTIES	469,766		1,069,200	2,843,637	2,134,384	1,108,971	4,938,250	6,047,221	1,139,853				14,025,856
Undeveloped land and construction in progress	—		671,113	—	342,420	671,113	342,420	1,013,533	—				—
TOTAL ALL PROPERTIES	$469,766	(17)	$1,740,313	$2,843,637	$2,476,804	$1,780,084	$5,280,670	$7,060,754	$1,139,853				14,025,856

__________________

(1)
The initial costs of buildings and improvements are depreciated over 35 years using a straight-line method of accounting; improvements capitalized subsequent to acquisition are depreciated over the shorter of the lease term or useful life, generally ranging from one to 20 years.

(2)	Represents our date of construction or acquisition, or our predecessor, the Kilroy Group.

(3)	Includes square footage from our stabilized portfolio.

(4)	These properties secure a $1.2 million mortgage note.

(5)
These properties include the costs of a shared parking structure for a complex that will be comprised of five office buildings and one residential tower upon completion. Once completed, the costs of the parking structure will be reallocated amongst the six buildings.

(6)	These properties, comprised of 377,000 rentable square feet, are excluded from our stabilized portfolio as of December 31, 2016, as they are in the “lease-up” phase.

(7)	This property represents the 200-unit Columbia Square - Residential tower that stabilized in 2016.

(8)
These costs represent infrastructure costs incurred in 1989. During the third quarter of 2009, we exercised our option to terminate the ground lease at Kilroy Airport Center, Phase IV in Long Beach, California. We had previously leased this land, which is adjacent to our Office Properties at Kilroy Airport Center, Long Beach, for potential future development opportunities.

(9)	These properties secure a $170.0 million mortgage note.

(10)	These properties secure a $94.8 million mortgage note.

(11)	These properties secure intercompany promissory notes between KRLP and consolidated property partnerships.

(12)	These properties are owned by Redwood City Partners LLC, a consolidated property partnership.

(13)	This property is owned by 303 Second Street Member LLC, a consolidated property partnership.

(14)	This property secures a $125.8 million mortgage note.

(15)	This property is owned by 100 First Street Member LLC, a consolidated property partnership.

(16)	These properties secure a $78.0 million mortgage note.

(17)
Represents gross aggregate principal amount before the effect of the unamortized premium of approximately $4.4 million and unamortized deferred financing cost of approximately $1.4 million as of December 31, 2016.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued)
December 31, 2016

As of December 31, 2016, the aggregate gross cost of property included above for federal income tax purposes approximated $5.9 billion. This amount excludes approximately $0.2 billion of gross costs attributable to properties held in a VIE at December 31, 2016 to facilitate a potential Section 1031 Exchange.

The following table reconciles the historical cost of total real estate held for investment from January 1, 2014 to December 31, 2016:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Total real estate held for investment, beginning of year	$6,328,146	$6,057,932	$5,264,947
Additions during period:
Acquisitions	460,957	139,123	340,296
Improvements, etc.	386,836	536,411	588,166
Total additions during period	847,793	675,534	928,462
Deductions during period:
Cost of real estate sold	(68,200)	(231,984)	(113,416)
Properties held for sale	(13,193)	(160,074)	(14,700)
Other	(33,792)	(13,262)	(7,361)
Total deductions during period	(115,185)	(405,320)	(135,477)
Total real estate held for investment, end of year	$7,060,754	$6,328,146	$6,057,932

The following table reconciles the accumulated depreciation from January 1, 2014 to December 31, 2016:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Accumulated depreciation, beginning of year	$994,241	$947,664	$818,957
Additions during period:
Depreciation of real estate	171,983	159,524	153,841
Total additions during period	171,983	159,524	153,841
Deductions during period:
Write-offs due to sale	(22,471)	(66,603)	(18,111)
Properties held for sale	(3,900)	(46,191)	(7,007)
Other	—	(153)	(16)
Total deductions during period	(26,371)	(112,947)	(25,134)
Accumulated depreciation, end of year	$1,139,853	$994,241	$947,664

EXHIBIT INDEX

Exhibit Number	Description
3.(i)1	Kilroy Realty Corporation Articles of Restatement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2012)
3.(i)2
Certificate of Limited Partnership of Kilroy Realty, L.P. (previously filed by Kilroy Realty, L.P., as an exhibit to the General Form for Registration of Securities on Form 10 as filed with the Securities and Exchange Commission on August 18, 2010)

3.(i)3
Amendment to the Certificate of Limited Partnership of Kilroy Realty, L.P. (previously filed by Kilroy Realty, L.P., as an exhibit to the General Form for Registration of Securities on Form 10 as filed with the Securities and Exchange Commission on August 18, 2010)

3.(i)4
Articles Supplementary designating Kilroy Realty Corporation’s 6.875% Series G Cumulative Redeemable Preferred Stock (previously filed by Kilroy Realty Corporation on Form 8-A as filed with the Securities and Exchange Commission on March 22, 2012)

3.(i)5
Articles Supplementary designating Kilroy Realty Corporation’s 6.375% Series H Cumulative Redeemable Preferred Stock (previously filed by Kilroy Realty Corporation on Form 8-A as filed with the Securities and Exchange Commission on August 10, 2012)

3.(ii)1
Fifth Amended and Restated Bylaws of Kilroy Realty Corporation (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 1, 2017)

3.(ii)2
Seventh Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P. dated August 15, 2012, as amended (previously filed by Kilroy Realty Corporation on Form 10-Q for the quarter ended June 30, 2014)

4.1
Kilroy Realty Corporation Form of Certificate for Common Stock (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553))

4.2
Specimen Certificate for Kilroy Realty Corporation’s 6.875% Series G Cumulative Redeemable Preferred Stock (previously filed by Kilroy Realty Corporation on Form 8-A as filed with the Securities and Exchange Commission on March 22, 2012)

4.3
Specimen Certificate for Kilroy Realty Corporation’s 6.375% Series H Cumulative Redeemable Preferred Stock (previously filed by Kilroy Realty Corporation on Form 8-A as filed with the Securities and Exchange Commission on August 10, 2012)

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

4.6
Indenture, dated May 24, 2010, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, including the form of 6.625% Senior Notes due 2020 and the form of the related guarantee (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 25, 2010)

4.7
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

4.8	Registration Rights Agreement, dated July 31, 2012 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2012)

Exhibit Number	Description
4.9
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

4.10
Indenture, dated March 1, 2011, by and among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit to the Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on October 2, 2013)

4.11
Supplemental Indenture, dated July 5, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit to the Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on October 2, 2013)

4.12
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

4.13
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

4.14
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

10.4†	Form of Restricted Stock Award Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 8, 2007)
10.5†	Kilroy Realty Corporation Stock Award Deferral Program (previously filed by Kilroy Realty Corporation as an exhibit to Form 8-K as filed with the Securities and Exchange Commission on January 2, 2008)
10.6†
Form of Indemnification Agreement of Kilroy Realty Corporation with certain officers and directors (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2009)

10.7
Deed of Trust, Security Agreement and Fixture Filing, dated January 12, 2011, executed by Kilroy Realty 303, LLC (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 13, 2011)

10.8
Guaranty, dated January 12, 2011, executed by Kilroy Realty, L.P. (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 13, 2011)

Exhibit Number	Description
10.9
Unsecured Indemnity Agreement, dated January 12, 2011, executed by Kilroy Realty 303, LLC (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8−K as filed with the Securities and Exchange Commission on January 13, 2011)

10.10†
Kilroy Realty Corporation Form of Stock Option Grant Notice and Stock Option Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 24, 2012)

10.11†
Amended and Restated Employment Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and John B. Kilroy, Jr. (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on April 4, 2012)

10.12†
Noncompetition Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and John B. Kilroy, Jr. (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on April 4, 2012)

10.13	Term Loan Agreement, dated March 29, 2012 (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on April 2, 2012)
10.14	First Amendment to Term Loan Agreement, dated November 28, 2012 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2012)
10.15	Promissory Note, dated June 28, 2012 (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2012)
10.16
Loan Agreement, dated June 28, 2012, by and between KR MML 12701, LLC and Massachusetts Mutual Life Insurance Company (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2012)

10.17
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Irvine) for 2211 Michelson Drive, Irvine, California, dated June 28, 2012 (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2012)

10.18
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Santa Monica) for 2100-2110 Colorado Avenue, Santa Monica, California, dated June 28, 2012 (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2012)

10.19	Recourse Guaranty Agreement, dated June 28, 2012 (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2012)
10.20	Environmental Indemnification Agreement, dated June 28, 2012 (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2012)
10.21†
Kilroy Realty Corporation 2006 Incentive Award Plan Restricted Stock Unit Agreement by and between Kilroy Realty Corporation and Jeffrey C. Hawken, dated April 4, 2013 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2013)

10.22†
Kilroy Realty Corporation 2006 Incentive Award Plan Restricted Stock Unit Agreement by and between Kilroy Realty Corporation and John Kilroy, Jr., dated March 30, 2012 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2013)

10.23†	Form of Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2013)
10.24†	Form of Stock Award Deferral Program Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2013)
10.25†	Form of Performance-Vest Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2014)
10.26†	Form of Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2014)
10.27†
Form of Restricted Stock Unit Agreement for Non-Employee Members of the Board of Directors (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2014)

10.28†	Kilroy Realty 2006 Incentive Award Plan (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on May 21, 2015)

Exhibit Number	Description
10.29	Amended and Restated Revolving Credit Agreement, dated June 23, 2014 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2014)
10.30	Amended and Restated Guaranty, dated June 23, 2014 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2014)
10.31	Term Loan Agreement, dated July 31, 2014 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended September 30, 2014)
10.32	Guaranty, dated July 31, 2014 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended September 30, 2014)
10.33
Sales Agreement, dated December 12, 2014, between Kilroy Realty Corporation, Kilroy Realty, L.P. and RBC Capital Markets, LLC (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2014)

10.34
Sales Agreement, dated December 12, 2014, between Kilroy Realty Corporation, Kilroy Realty, L.P. and Jefferies LLC (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2014)

10.35
Sales Agreement, dated December 12, 2014, between Kilroy Realty Corporation, Kilroy Realty, L.P. and KeyBanc Capital Markets Inc. (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2014)

10.36
Sales Agreement, dated December 12, 2014, between Kilroy Realty Corporation, Kilroy Realty, L.P. and BNP Paribas Securities Corp. (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2014)

10.37
Sales Agreement, dated December 12, 2014, between Kilroy Realty Corporation, Kilroy Realty, L.P. and J.P. Morgan Securities LLC (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2014)

10.38
Sales Agreement, dated December 12, 2014, between Kilroy Realty Corporation, Kilroy Realty, L.P. and Barclays Capital Inc. (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2014)

10.39†	Form of Performance-Vest Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2015)
10.40†	Form of Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2015)
10.41†
Form of Restricted Stock Unit Agreement for Non-Employee Members of the Board of Directors (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2015)

10.42†
Amended and Restated Employment Agreement and Non-Competition Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Jeffrey C. Hawken effective as of December 31, 2015 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2015)

10.43†	Kilroy Realty Corporation Director Compensation Policy effective as of January 1, 2016 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2015)
10.44†
Kilroy Realty Corporation 2006 Incentive Award Plan Restricted Stock Unit Agreement by and between Kilroy Realty Corporation and Jeffrey C. Hawken, dated January 9, 2016 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2016)

10.45†
Amended and Restated Employment Agreement and Non-Competition Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Tyler H. Rose effective as of January 28, 2016 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2016)

10.46†
Amended and Restated Employment Agreement and Non-Competition Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Justin W. Smart effective as of January 28, 2016 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2016)

Exhibit Number	Description
10.47	Note Purchase Agreement dated September 14, 2016 (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on September 14, 2016)
10.48*	Amendment to Sales Agreement, dated September 29, 2016, between Kilroy Realty Corporation, Kilroy Realty, L.P. and RBC Capital Markets, LLC
10.49*	Amendment to Sales Agreement, dated September 29, 2016, between Kilroy Realty Corporation, Kilroy Realty, L.P. and Jefferies LLC
10.50*	Amendment to Sales Agreement, dated September 29, 2016, between Kilroy Realty Corporation, Kilroy Realty, L.P. and KeyBanc Capital Markets Inc.
10.51*	Amendment to Sales Agreement, dated September 29, 2016, between Kilroy Realty Corporation, Kilroy Realty, L.P. and BNP Paribas Securities Corp.
10.52*	Amendment to Sales Agreement, dated September 29, 2016, between Kilroy Realty Corporation, Kilroy Realty, L.P. and J.P. Morgan Securities LLC
10.53*	Amendment to Sales Agreement, dated September 29, 2016, between Kilroy Realty Corporation, Kilroy Realty, L.P. and Barclays Capital Inc.
10.54	Form of Time Sharing Agreement of Kilroy Realty, L.P. (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended September 30, 2016)
10.55†*	Kilroy Realty Corporation 2007 Deferred Compensation Plan, as amended and restated effective January 1, 2017
12.1*	Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges and Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Dividends of Kilroy Realty Corporation
12.2*	Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges of Kilroy Realty, L.P.
21.1*	List of Subsidiaries of Kilroy Realty Corporation
21.2*	List of Subsidiaries of Kilroy Realty, L.P.
23.1*	Consent of Deloitte & Touche LLP for Kilroy Realty Corporation
23.2*	Consent of Deloitte & Touche LLP for Kilroy Realty, L.P.
24.1*	Power of Attorney (included on the signature page of this Form 10-K)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty Corporation
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty Corporation
31.3*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty, L.P.
31.4*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty, L.P.
32.1*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty Corporation
32.2*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty Corporation
32.3*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty, L.P.
32.4*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty, L.P.
101.1
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Capital, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.(1)

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