Form 10-Q
period 2017-06-30
KILROY REALTY CORP; Kilroy Realty, L.P.
filed 2017-07-27
CIK 1025996, 1493976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Kilroy Realty Corporation Yes  ☐     No   ☑
Kilroy Realty, L.P. Yes  ☐     No   ☑
As of July 21, 2017, 98,364,989 shares of Kilroy Realty Corporation common stock, par value $.01 per share, were outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2017 of Kilroy Realty Corporation and Kilroy Realty, L.P. Unless stated otherwise or the context otherwise requires, references to “Kilroy Realty Corporation” or the “Company,” “we,” “our,” and “us” mean Kilroy Realty Corporation, a Maryland corporation, and its controlled and consolidated subsidiaries, and references to “Kilroy Realty, L.P.” or the “Operating Partnership” mean Kilroy Realty, L.P., a Delaware limited partnership and its controlled and consolidated subsidiaries.
The Company is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of June 30, 2017, the Company owned an approximate 97.9% common general partnership interest in the Operating Partnership. The remaining approximate 2.1% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of the Company. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and cause changes in its line of business, capital structure and distribution policies.
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
QUARTERLY REPORT FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY CORPORATION

KILROY REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2017	December 31, 2016
ASSETS	(unaudited)
REAL ESTATE ASSETS:
Land and improvements	$1,108,971	$1,108,971
Buildings and improvements	4,983,638	4,938,250
Undeveloped land and construction in progress	1,183,618	1,013,533
Total real estate assets held for investment	7,276,227	7,060,754
Accumulated depreciation and amortization	(1,234,079)	(1,139,853)
Total real estate assets held for investment, net	6,042,148	5,920,901
REAL ESTATE ASSETS AND OTHER ASSETS HELD FOR SALE, NET	—	9,417
CASH AND CASH EQUIVALENTS	387,616	193,418
RESTRICTED CASH	8,249	56,711
MARKETABLE SECURITIES (Note 11)	16,010	14,773
CURRENT RECEIVABLES, NET (Note 3)	13,703	13,460
DEFERRED RENT RECEIVABLES, NET (Note 3)	233,427	218,977
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET	195,320	208,368
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 4)	98,894	70,608
TOTAL ASSETS	$6,995,367	$6,706,633
LIABILITIES AND EQUITY
LIABILITIES:
Secured debt, net (Notes 5 and 11)	$467,758	$472,772
Unsecured debt, net (Notes 5 and 11)	2,097,083	1,847,351
Accounts payable, accrued expenses and other liabilities	219,483	202,391
Accrued dividends and distributions (Note 16)	44,105	222,306
Deferred revenue and acquisition-related intangible liabilities, net	148,729	150,360
Rents received in advance and tenant security deposits	55,738	52,080
Liabilities of real estate assets held for sale	—	56
Total liabilities	3,032,896	2,947,316
COMMITMENTS AND CONTINGENCIES (Note 10)
EQUITY:
Stockholders’ Equity (Note 7):
Preferred stock, $.01 par value, 30,000,000 shares authorized:
6.875% Series G Cumulative Redeemable Preferred stock, $.01 par value, no shares issued and outstanding at 6/30/2017, and 4,000,000 shares authorized, issued and outstanding ($100,000 liquidation preference) at 12/31/2016	—	96,155
6.375% Series H Cumulative Redeemable Preferred stock, $.01 par value, 4,000,000 shares authorized, issued and outstanding ($100,000 liquidation preference) (Note 16)	96,256	96,256
Common stock, $.01 par value, 150,000,000 shares authorized, 98,351,217 and 93,219,439 shares issued and outstanding, respectively	984	932
Additional paid-in capital	3,792,028	3,457,649
Distributions in excess of earnings	(132,799)	(107,997)
Total stockholders’ equity	3,756,469	3,542,995
Noncontrolling Interests:
Common units of the Operating Partnership (Note 6)	77,296	85,590
Noncontrolling interests in consolidated property partnerships (Note 1)	128,706	130,732
Total noncontrolling interests	206,002	216,322
Total equity	3,962,471	3,759,317
TOTAL LIABILITIES AND EQUITY	$6,995,367	$6,706,633

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUES
Rental income	$158,925	$143,653	$315,573	$277,408
Tenant reimbursements	19,267	16,138	38,563	27,542
Other property income	2,406	342	5,770	629
Total revenues	180,598	160,133	359,906	305,579
EXPENSES
Property expenses	33,304	29,221	64,545	55,186
Real estate taxes	16,543	13,845	34,507	24,877
Provision for bad debts	409	—	1,707	—
Ground leases	1,547	768	3,189	1,597
General and administrative expenses	14,303	13,979	29,236	27,416
Acquisition-related expenses (Note 1)	—	714	—	776
Depreciation and amortization	62,251	53,346	123,170	103,786
Total expenses	128,357	111,873	256,354	213,638
OTHER (EXPENSES) INCOME
Interest income and other net investment gains (Note 11)	1,038	311	2,103	582
Interest expense (Note 5)	(17,973)	(14,384)	(35,325)	(26,213)
Total other (expenses) income	(16,935)	(14,073)	(33,222)	(25,631)
INCOME FROM OPERATIONS BEFORE GAINS (LOSS) ON SALES OF REAL ESTATE	35,306	34,187	70,330	66,310
Net loss on sale of land	—	(295)	—	(295)
Gains on sales of depreciable operating properties (Note 2)	—	—	2,257	145,990
NET INCOME	35,306	33,892	72,587	212,005
Net income attributable to noncontrolling common units of the Operating Partnership (Note 6)	(616)	(829)	(1,239)	(4,439)
Net income attributable to noncontrolling interests in consolidated property partnerships	(3,242)	(216)	(6,375)	(411)
Total income attributable to noncontrolling interests	(3,858)	(1,045)	(7,614)	(4,850)
NET INCOME ATTRIBUTABLE TO KILROY REALTY CORPORATION	31,448	32,847	64,973	207,155
Preferred dividends	(1,615)	(3,312)	(4,966)	(6,625)
Original issuance costs of redeemed preferred stock and preferred units (Note 7)	—	—	(3,845)	—
Total preferred dividends	(1,615)	(3,312)	(8,811)	(6,625)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$29,833	$29,535	$56,162	$200,530
Net income available to common stockholders per share – basic (Note 12)	$0.30	$0.32	$0.56	$2.17
Net income available to common stockholders per share – diluted (Note 12)	$0.30	$0.31	$0.56	$2.15
Weighted average common shares outstanding – basic (Note 12)	98,275,471	92,209,955	97,834,255	92,217,238
Weighted average common shares outstanding – diluted (Note 12)	98,827,378	92,824,786	98,427,345	92,784,065
Dividends declared per common share	$0.425	$0.375	$0.800	$0.725

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share and per share/unit data)

		Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AS OF DECEMBER 31, 2015	$192,411	92,258,690	$923	$3,047,894	$(70,262)	$3,170,966	$63,620	$3,234,586
Net income					207,155	207,155	4,850	212,005
Issuance of share-based compensation awards				853		853		853
Non-cash amortization of share-based compensation				12,538		12,538		12,538
Exercise of stock options		22,000		937		937		937
Repurchase of common stock, stock options and restricted stock units		(96,360)	(1)	(5,882)		(5,883)		(5,883)
Settlement of restricted stock units for shares of common stock		69,238	1	(1)		—		—
Issuance of common units in connection with acquisition							48,033	48,033
Exchange of common units of the Operating Partnership		1,200		39		39	(39)	—
Adjustment for noncontrolling interest				18,130		18,130	(18,130)	—
Distributions to noncontrolling interests in consolidated property partnerships							(281)	(281)
Preferred dividends					(6,625)	(6,625)		(6,625)
Dividends declared per common share and common unit ($0.725 per share/unit)					(67,621)	(67,621)	(1,908)	(69,529)
BALANCE AS OF JUNE 30, 2016	$192,411	92,254,768	$923	$3,074,508	$62,647	$3,330,489	$96,145	$3,426,634

		Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AS OF DECEMBER 31, 2016	$192,411	93,219,439	$932	$3,457,649	$(107,997)	$3,542,995	$216,322	$3,759,317
Net income					64,973	64,973	7,614	72,587
Redemption of Series G preferred stock (Note 7)	(96,155)				(3,845)	(100,000)		(100,000)
Issuance of common stock (Note 7)		4,427,500	44	308,788		308,832		308,832
Issuance of share-based compensation awards				4,691		4,691		4,691
Non-cash amortization of share-based compensation				12,628		12,628		12,628
Exercise of stock options (Note 9)		272,000	4	12,047		12,051		12,051
Settlement of restricted stock units for shares of common stock		278,057	3	(3)		—		—
Repurchase of common stock, stock options and restricted stock units		(150,129)	(2)	(11,640)		(11,642)		(11,642)
Exchange of common units of the Operating Partnership		304,350	3	10,936		10,939	(10,939)	—
Contributions from noncontrolling interests in consolidated property partnerships						—	250	250
Distributions to noncontrolling interests in consolidated property partnerships						—	(8,651)	(8,651)
Adjustment for noncontrolling interest				(3,068)		(3,068)	3,068	—
Preferred dividends					(4,966)	(4,966)		(4,966)
Dividends declared per common share and common unit ($0.800 per share/unit)					(80,964)	(80,964)	(1,662)	(82,626)
BALANCE AS OF JUNE 30, 2017	$96,256	98,351,217	$984	$3,792,028	$(132,799)	$3,756,469	$206,002	$3,962,471

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$72,587	$212,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	120,734	102,127
Depreciation of non-real estate furniture, fixtures and equipment	2,436	1,659
Increase in provision for bad debts (Note 3)	1,707	—
Non-cash amortization of share-based compensation awards	8,966	10,034
Non-cash amortization of deferred financing costs and debt discounts and premiums	1,469	1,306
Non-cash amortization of net below market rents	(3,603)	(3,243)
Gains on sales of depreciable operating properties (Note 2)	(2,257)	(145,990)
Loss on sale of land	—	295
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements	(8,243)	(6,100)
Straight-line rents	(15,537)	(18,537)
Net change in other operating assets	(7,418)	(6,071)
Net change in other operating liabilities	7,575	(9,856)
Net cash provided by operating activities	178,416	137,629
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for development properties and undeveloped land	(161,045)	(162,122)
Expenditures for operating properties and other capital assets	(40,738)	(65,543)
Expenditures for acquisition of operating properties	—	(55,415)
Expenditures for acquisition of undeveloped land	—	(33,513)
Net proceeds received from dispositions (Note 2)	11,865	276,622
(Increase) decrease in acquisition-related deposits	(26,100)	1,902
Increase in note receivable	—	(1,000)
Net cash used in investing activities	(216,018)	(39,069)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock (Note 7)	308,832	—
Redemption of Series G preferred stock (Note 7)	(100,000)	—
Proceeds from the issuance of unsecured debt (Note 5)	250,000	—
Borrowings on unsecured revolving credit facility	—	270,000
Repayments on unsecured revolving credit facility	—	(50,000)
Principal payments on secured debt	(4,213)	(4,808)
Financing costs	(2,191)	(679)
Repurchase of common stock and restricted stock units	(11,642)	(5,883)
Proceeds from exercise of stock options	12,051	937
Contributions from noncontrolling interests in consolidated property partnerships	250	—
Distributions to noncontrolling interests in consolidated property partnerships	(8,651)	(281)
Dividends and distributions paid to common stockholders and common unitholders	(255,292)	(65,935)
Dividends and distributions paid to preferred stockholders and preferred unitholders	(5,806)	(6,625)
Net cash provided by financing activities	183,338	136,726
Net increase in cash and cash equivalents and restricted cash	145,736	235,286
Cash and cash equivalents and restricted cash, beginning of period	250,129	57,204
Cash and cash equivalents and restricted cash, end of period	$395,865	$292,490

See accompanying notes to consolidated financial statements.

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY, L.P.

KILROY REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	June 30, 2017	December 31, 2016
ASSETS	(unaudited)
REAL ESTATE ASSETS:
Land and improvements	$1,108,971	$1,108,971
Buildings and improvements	4,983,638	4,938,250
Undeveloped land and construction in progress	1,183,618	1,013,533
Total real estate assets held for investment	7,276,227	7,060,754
Accumulated depreciation and amortization	(1,234,079)	(1,139,853)
Total real estate assets held for investment, net	6,042,148	5,920,901
REAL ESTATE ASSETS AND OTHER ASSETS HELD FOR SALE, NET	—	9,417
CASH AND CASH EQUIVALENTS	387,616	193,418
RESTRICTED CASH	8,249	56,711
MARKETABLE SECURITIES (Note 11)	16,010	14,773
CURRENT RECEIVABLES, NET (Note 3)	13,703	13,460
DEFERRED RENT RECEIVABLES, NET (Note 3)	233,427	218,977
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET	195,320	208,368
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 4)	98,894	70,608
TOTAL ASSETS	$6,995,367	$6,706,633
LIABILITIES AND CAPITAL
LIABILITIES:
Secured debt, net (Notes 5 and 11)	$467,758	$472,772
Unsecured debt, net (Notes 5 and 11)	2,097,083	1,847,351
Accounts payable, accrued expenses and other liabilities	219,483	202,391
Accrued distributions (Note 16)	44,105	222,306
Deferred revenue and acquisition-related intangible liabilities, net	148,729	150,360
Rents received in advance and tenant security deposits	55,738	52,080
Liabilities of real estate assets held for sale	—	56
Total liabilities	3,032,896	2,947,316
COMMITMENTS AND CONTINGENCIES (Note 10)
CAPITAL:
Partners’ Capital (Note 8):
6.875% Series G Cumulative Redeemable Preferred units, no units issued and outstanding at 6/30/2017, 4,000,000 units issued and outstanding ($100,000 liquidation preference) at 12/31/2016	—	96,155
6.375% Series H Cumulative Redeemable Preferred units, 4,000,000 units issued and outstanding ($100,000 liquidation preference) (Note 16)	96,256	96,256
Common units, 98,351,217 and 93,219,439 held by the general partner and 2,077,193 and 2,381,543 held by common limited partners issued and outstanding, respectively	3,732,916	3,431,768
Total partners’ capital	3,829,172	3,624,179
Noncontrolling interests in consolidated property partnerships and subsidiaries (Note 1)	133,299	135,138
Total capital	3,962,471	3,759,317
TOTAL LIABILITIES AND CAPITAL	$6,995,367	$6,706,633

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUES
Rental income	$158,925	$143,653	$315,573	$277,408
Tenant reimbursements	19,267	16,138	38,563	27,542
Other property income	2,406	342	5,770	629
Total revenues	180,598	160,133	359,906	305,579
EXPENSES
Property expenses	33,304	29,221	64,545	55,186
Real estate taxes	16,543	13,845	34,507	24,877
Provision for bad debts	409	—	1,707	—
Ground leases	1,547	768	3,189	1,597
General and administrative expenses	14,303	13,979	29,236	27,416
Acquisition-related expenses (Note 1)	—	714	—	776
Depreciation and amortization	62,251	53,346	123,170	103,786
Total expenses	128,357	111,873	256,354	213,638
OTHER (EXPENSES) INCOME
Interest income and other net investment gains (Note 11)	1,038	311	2,103	582
Interest expense (Note 5)	(17,973)	(14,384)	(35,325)	(26,213)
Total other (expenses) income	(16,935)	(14,073)	(33,222)	(25,631)
INCOME FROM OPERATIONS BEFORE GAINS (LOSS) ON SALES OF REAL ESTATE	35,306	34,187	70,330	66,310
Net loss on sale of land	—	(295)	—	(295)
Gains on sales of depreciable operating properties (Note 2)	—	—	2,257	145,990
NET INCOME	35,306	33,892	72,587	212,005
Net income attributable to noncontrolling interests in consolidated property partnerships and subsidiaries	(3,335)	(302)	(6,562)	(582)
NET INCOME ATTRIBUTABLE TO KILROY REALTY, L.P.	31,971	33,590	66,025	211,423
Preferred distributions	(1,615)	(3,312)	(4,966)	(6,625)
Original issuance costs of redeemed preferred units (Note 8)	—	—	(3,845)	—
Total preferred dividends	(1,615)	(3,312)	(8,811)	(6,625)
NET INCOME AVAILABLE TO COMMON UNITHOLDERS	$30,356	$30,278	$57,214	$204,798
Net income available to common unitholders per unit – basic (Note 13)	$0.30	$0.31	$0.56	$2.16
Net income available to common unitholders per unit – diluted (Note 13)	$0.30	$0.31	$0.56	$2.15
Weighted average common units outstanding – basic (Note 13)	100,352,664	94,841,231	100,024,000	94,514,876
Weighted average common units outstanding – diluted (Note 13)	100,904,571	95,456,062	100,617,090	95,081,703
Dividends declared per common unit	$0.425	$0.375	$0.800	$0.725

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(Unaudited; in thousands, except unit and per unit data)

	Partners’ Capital			Total Partners’ Capital	Noncontrolling Interests in Consolidated Property Partnerships and Subsidiaries
	Preferred Units	Number of Common Units	Common Units			Total Capital
BALANCE AS OF DECEMBER 31, 2015	$192,411	94,023,465	$3,031,609	$3,224,020	$10,566	$3,234,586
Net income			211,423	211,423	582	212,005
Issuance of common units in connection with acquisition		867,701	48,033	48,033		48,033
Issuance of share-based compensation awards			853	853		853
Non-cash amortization of share-based compensation			12,538	12,538		12,538
Exercise of stock options		22,000	937	937		937
Repurchase of common units, stock options and restricted stock units		(96,360)	(5,883)	(5,883)		(5,883)
Settlement of restricted stock units		69,238	—	—		—
Distributions to noncontrolling interests in consolidated property partnerships					(281)	(281)
Preferred distributions			(6,625)	(6,625)		(6,625)
Distributions declared per common unit ($0.725 per unit)			(69,529)	(69,529)		(69,529)
BALANCE AS OF JUNE 30, 2016	$192,411	94,886,044	$3,223,356	$3,415,767	$10,867	$3,426,634

	Partners’ Capital			Total Partners’ Capital	Noncontrolling Interests in Consolidated Property Partnerships and Subsidiaries
	Preferred Units	Number of Common Units	Common Units			Total Capital
BALANCE AS OF DECEMBER 31, 2016	$192,411	95,600,982	$3,431,768	$3,624,179	$135,138	$3,759,317
Net income			66,025	66,025	6,562	72,587
Redemption of Series G preferred units (Note 8)	(96,155)		(3,845)	(100,000)		(100,000)
Issuance of common units (Note 8)		4,427,500	308,832	308,832		308,832
Issuance of share-based compensation awards			4,691	4,691		4,691
Non-cash amortization of share-based compensation			12,628	12,628		12,628
Exercise of stock options (Note 9)		272,000	12,051	12,051		12,051
Settlement of restricted stock units		278,057	—	—		—
Repurchase of common units, stock options and restricted stock units		(150,129)	(11,642)	(11,642)		(11,642)
Contributions from noncontrolling interests in consolidated property partnerships					250	250
Distributions to noncontrolling interests in consolidated property partnerships					(8,651)	(8,651)
Preferred distributions			(4,966)	(4,966)		(4,966)
Distributions declared per common unit ($0.800 per unit)			(82,626)	(82,626)		(82,626)
BALANCE AS OF JUNE 30, 2017	$96,256	100,428,410	$3,732,916	$3,829,172	$133,299	$3,962,471

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$72,587	$212,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	120,734	102,127
Depreciation of non-real estate furniture, fixtures and equipment	2,436	1,659
Increase in provision for bad debts (Note 3)	1,707	—
Non-cash amortization of share-based compensation awards	8,966	10,034
Non-cash amortization of deferred financing costs and debt discounts and premiums	1,469	1,306
Non-cash amortization of net below market rents	(3,603)	(3,243)
Gains on sales of depreciable operating properties (Note 2)	(2,257)	(145,990)
Loss on sale of land	—	295
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements	(8,243)	(6,100)
Straight-line rents	(15,537)	(18,537)
Net change in other operating assets	(7,418)	(6,071)
Net change in other operating liabilities	7,575	(9,856)
Net cash provided by operating activities	178,416	137,629
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for development properties and undeveloped land	(161,045)	(162,122)
Expenditures for operating properties and other capital assets	(40,738)	(65,543)
Expenditures for acquisition of operating properties	—	(55,415)
Expenditures for acquisition of undeveloped land	—	(33,513)
Net proceeds received from dispositions (Note 2)	11,865	276,622
(Increase) decrease in acquisition-related deposits	(26,100)	1,902
Increase in note receivable	—	(1,000)
Net cash used in investing activities	(216,018)	(39,069)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common units (Note 8)	308,832	—
Redemption of Series G preferred units (Note 8)	(100,000)	—
Proceeds from the issuance of unsecured debt (Note 5)	250,000	—
Borrowings on unsecured revolving credit facility	—	270,000
Repayments on unsecured revolving credit facility	—	(50,000)
Principal payments on secured debt	(4,213)	(4,808)
Financing costs	(2,191)	(679)
Repurchase of common stock and restricted stock units	(11,642)	(5,883)
Proceeds from exercise of stock options	12,051	937
Contributions from noncontrolling interests in consolidated property partnerships	250	—
Distributions to noncontrolling interests in consolidated property partnerships	(8,651)	(281)
Distributions paid to common unitholders	(255,292)	(65,935)
Distributions paid to preferred unitholders	(5,806)	(6,625)
Net cash provided by financing activities	183,338	136,726
Net increase in cash and cash equivalents and restricted cash	145,736	235,286
Cash and cash equivalents and restricted cash, beginning of period	250,129	57,204
Cash and cash equivalents and restricted cash, end of period	$395,865	$292,490

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

Our stabilized portfolio of operating properties was comprised of the following properties at June 30, 2017:

	Number of Buildings	Rentable Square Feet (unaudited)	Number of Tenants	Percentage Occupied (unaudited)	Percentage Leased (unaudited)
Stabilized Office Properties	111	14,394,534	543	93.9%	96.0%

	Number of Buildings	Number of Units	Percentage Occupied (unaudited)	Percentage Leased (unaudited)
Stabilized Residential Property	1	200	77.0%	82.0%

Our stabilized portfolio includes all of our properties with the exception of development and redevelopment properties currently under construction or committed for construction, “lease-up” properties, real estate assets held for sale and undeveloped land. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We define “lease-up” properties as office properties we recently developed or redeveloped that have not yet reached 95% occupancy and are within one year following cessation of major construction activities. There were no operating properties in “lease-up” or held for sale as of June 30, 2017.

During the six months ended June 30, 2017, we added one development project to our stabilized office portfolio consisting of 365,359 rentable square feet in Hollywood, California. As of June 30, 2017, the following properties were excluded from our stabilized portfolio. We did not have any redevelopment properties at June 30, 2017.

	Number of Properties/Projects	Estimated Rentable Square Feet (1)
Development projects under construction (2)	4	1,800,000
________________________

(1)	Estimated rentable square feet upon completion.

(2)	Development projects under construction also include 96,000 square feet of retail space and 237 residential units in addition to the estimated office rentable square feet noted above.

Our stabilized portfolio also excludes our near-term and future development pipeline, which as of June 30, 2017 was comprised of six development sites, representing approximately 52 gross acres of undeveloped land.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of June 30, 2017, all of our properties and development projects were owned and all of our business was conducted in the state of California with the exception of twelve office properties and one development project under construction located in the state of Washington. All of our properties and development projects are 100% owned, excluding four office properties owned by three consolidated property partnerships.

Two of the three property partnerships, 100 First Street Member, LLC (“100 First LLC”) and 303 Second Street Member, LLC (“303 Second LLC”), each owned one office property in San Francisco, California through subsidiary REITs. As of June 30, 2017, the Company owned a 56% common equity interest in both 100 First LLC and 303 Second LLC. The third property partnership, Redwood City Partners, LLC (“Redwood LLC”) owned two office properties in Redwood City, California. As of June 30, 2017, the Company owned an approximate 93% common equity interest in Redwood LLC. The remaining interests in all three property partnerships were owned by unrelated third parties.

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

As of June 30, 2017, the Company owned an approximate 97.9% common general partnership interest in the Operating Partnership. The remaining approximate 2.1% common limited partnership interest in the Operating Partnership as of June 30, 2017 was owned by non-affiliated investors and certain of our executive officers and directors (see Note 6). Both the general and limited common partnership interests in the Operating Partnership are denominated in common units. Generally, the number of common units held by the Company is equivalent to the number of outstanding shares of the Company’s common stock, and the rights of all the common units to quarterly distributions and payments in liquidation mirror those of the Company’s common stockholders. The common limited partners have certain redemption rights as provided in the Operating Partnership’s Seventh Amended and Restated Agreement of Limited Partnership, as amended, the “Partnership Agreement”.

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

Variable Interest Entities
The Operating Partnership is a variable interest entity (“VIE”) of the Company as the Operating Partnership is a limited partnership in which the common limited partners do not have substantive kick-out or participating rights. At June 30, 2017, the consolidated financial statements of the Company included two VIEs in addition to the Operating Partnership: 100 First LLC and 303 Second LLC. At June 30, 2017, the Company and the Operating Partnership were determined to be the primary beneficiary of these two VIEs since we had the ability to control the activities that most significantly impact each of the VIE’s economic performance. As of June 30, 2017, these two VIEs’ total assets, liabilities and noncontrolling interests included on our consolidated balance sheet were approximately $431.3 million (of which $386.7 million related to real estate held for investment), approximately $152.6 million and approximately $122.4 million, respectively. Revenues, income and net assets generated by 100 First LLC and

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

303 Second LLC may only be used to settle its contractual obligations, which primarily consist of operating expenses, capital expenditures and required distributions.

At December 31, 2016, the consolidated financial statements of the Company and the Operating Partnership included three VIEs in which we were deemed to be the primary beneficiary: 100 First LLC, 303 Second LLC and an entity established during the fourth quarter of 2016 to facilitate a transaction intended to qualify as a like-kind exchange pursuant to Section 1031 of the Code (“Section 1031 Exchange”). In January 2017, the Section 1031 Exchange was successfully completed and the entity established for the 1031 Exchange was no longer a VIE. At December 31, 2016, the impact of consolidating the VIEs increased the Company’s total assets, liabilities and noncontrolling interests on our consolidated balance sheet by approximately $654.3 million (of which $588.6 million related to real estate held for investment), approximately $166.1 million and approximately $124.3 million, respectively.
Adoption of New Accounting Pronouncements
Effective January 1, 2017, the Company adopted FASB ASU No. 2017-01 (“ASU 2017-01”) which clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework provides a screen for determining whether an integrated set of assets is a business combination or an asset acquisition and clarifies that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar assets, the set of assets and activities is deemed not to meet the definition of a business. As a result of our adoption of the guidance, which we adopted on a prospective basis, the Company expects that most of our future acquisitions of operating properties and development properties that were previously accounted for as business combinations will instead be accounted for as asset acquisitions under the new guidance. In addition, we expect that most of the transaction costs associated with these future acquisitions will be capitalized as part of the purchase price of the acquisition instead of being expensed as incurred to acquisition-related expenses. The Company did not have any acquisitions of operating properties during the six months ended June 30, 2017.
Also effective January 1, 2017, the Company adopted ASU No. 2016-18 (“ASU 2016-18”) which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The Company adopted ASU 2016-18 on a retrospective basis. Therefore, amounts generally described as restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Company’s consolidated statements of cash flows for the six months ended June 30, 2017 and 2016. As a result of the adoption of ASU 2016-18, the change in restricted cash is no longer presented as a separate line item within cash flows from investing activities on the Company’s consolidated statements of cash flows since such balances are now included in total cash at both the beginning and end of the reporting period. As a result, for the six months ended June 30, 2016, the Company had net cash used in investing activities of $39.1 million instead of net cash used in investing activities of $304.5 million as previously reported since the Company had $258.1 million of restricted cash at June 30, 2016 that was held at qualified intermediaries to facilitate potential future Section1031 Exchanges.
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
We are currently conducting our evaluation of the impact of the guidance on our consolidated financial statements and have an active project team working on the evaluation and implementation of the guidance. We currently believe that the adoption of the standard will not significantly change the accounting for operating leases on our consolidated balance sheets where we are the lessor, and that such leases will be accounted for in a similar method to existing standards with the underlying leased asset being

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

reported and recognized as a real estate asset. We currently expect that certain non-lease components will need to be accounted for separately from the lease components, with the lease components continuing to be recognized on a straight-line basis over the term of the lease and certain non-lease components (such as common area maintenance and provision of utilities) being accounted for under the new revenue recognition guidance in ASU 2014-09 discussed below, even when revenue for such non-lease components is not separately stipulated in the lease. In addition, under ASU 2016-02, lessors will only be permitted to capitalize and amortize incremental direct leasing costs. As a result, we expect that upon the adoption of the standard, we will no longer be able to capitalize and amortize certain leasing related costs and instead will expense these costs as incurred. We currently expect this could have a material impact to the Company’s results of operations upon adoption of the standard.
For leases where we are the lessee, specifically for our ground leases, we currently believe that the adoption of the standard will significantly change the accounting on our consolidated balance sheets since both existing ground leases and any future ground leases will be required to be recorded on the Company’s consolidated balance sheets as an obligation of the Company. We currently believe that existing ground leases executed before the January 1, 2019 adoption date will continue to be accounted for as operating leases and will not have a material impact on our recognition of ground lease expense or our results of operations. However, we believe that we will be required to recognize a right of use asset and a lease liability on our consolidated balance sheets equal to the present value of the minimum lease payments required in accordance with each ground lease. As of June 30, 2017, our future undiscounted minimum rental payments under these leases totaled $253.9 million, with several of the leases containing provisions for rental payments to fluctuate based on fair market value and operating income measurements with expirations through 2093. In addition, we currently believe that for new ground leases entered into after the adoption date of the new standard, such leases could be required to be accounted for as a financing type lease, resulting in ground lease expense recorded using the effective interest method instead of on a straight-line basis over the term of the lease. This could have a significant impact on our results of operations if we enter into material new ground leases after the date of adoption since ground lease expense calculated using the effective interest method results in an increased amount of ground lease expense in the earlier years of a ground lease as compared to the current straight-line method.
We will adopt the guidance on a modified retrospective basis as required by ASU 2016-02. We are in the process of evaluating whether we will elect to apply the practical expedients identified in the standard but currently believe that we may do so.
ASU No. 2014-09 “Revenue From Contracts with Customers (Topic 606)”

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
Other Recently Issued Pronouncements
On May 10, 2017, the FASB issued ASU No. 2017-09 “Compensation - Stock Compensation (Topic 718)” to clarify the scope of modification accounting. Under the guidance, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions, and classification as an equity or liability instrument remain the same immediately before and after the change. The guidance is effective for annual periods beginning after December 15, 2017 and early adoption is permitted. The Company does not currently anticipate that the guidance will have a material impact on our consolidated financial statements or notes to our consolidated financial statements.

On February 22, 2017, the FASB issued ASU No. 2017-05 “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20)” (“ASU 2017-05”) to provide guidance and clarify the scope of the original guidance within Subtopic 610-20 “Gains and Losses from the Derecognition of Nonfinancial Assets” that was issued in connection with ASU

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2014-09, which provided guidance for recognizing gains and losses from the transfer of nonfinancial assets in transactions with noncustomers. ASU 2017-05 additionally adds guidance pertaining to the partial sales of real estate and clarifies that nonfinancial assets within the scope of Accounting Standards Codification Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. ASU 2017-05 is effective for fiscal years beginning after December 15, 2017, with early application permitted for fiscal years beginning after December 15, 2016. We are currently evaluating the impact of ASU 2017-05 on our consolidated financial statements and currently do not anticipate that the guidance will have a material impact on our consolidated financial statements or notes to our consolidated financial statements.

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

2.    Dispositions

Operating Property Disposition

The following table summarizes the operating property sold during the six months ended June 30, 2017.

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

The gain on the operating property sold during the six months ended June 30, 2017 was $2.3 million.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.    Receivables

Current Receivables, net

Current receivables, net is primarily comprised of contractual rents and other lease-related obligations due from tenants. The balance consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(in thousands)
Current receivables	$15,161	$15,172
Allowance for uncollectible tenant receivables	(1,458)	(1,712)
Current receivables, net	$13,703	$13,460

Deferred Rent Receivables, net

Deferred rent receivables, net consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(in thousands)
Deferred rent receivables	$236,038	$220,501
Allowance for deferred rent receivables	(2,611)	(1,524)
Deferred rent receivables, net	$233,427	$218,977

4.    Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net consisted of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(in thousands)
Furniture, fixtures and other long-lived assets, net	$39,693	$40,395
Notes receivable (1)	19,788	19,439
Prepaid expenses & deposits	39,413	10,774
Total prepaid expenses and other assets, net	$98,894	$70,608
_______________

(1)	Approximately $15.1 million of our notes receivable are secured by real estate.

5.    Secured and Unsecured Debt of the Operating Partnership

Unsecured Senior Notes - Private Placement

On February 17, 2017, the Operating Partnership issued the $175.0 million principal amount of its 3.35% Senior Notes, Series A, due February 17, 2027 (the “Series A Notes”), and the $75.0 million principal amount of its 3.45% Senior Notes, Series B, due February 17, 2029 (the “Series B Notes” and, together with the Series A Notes, the “Series A and B Notes”). The Series A and B Notes were issued pursuant to a delayed draw option under a Note Purchase Agreement entered into in connection with a private placement in September 2016. As of June 30, 2017, there was $175.0 million and $75.0 million issued and outstanding aggregate principal amount of Series A and B Notes, respectively. The Series A Notes mature on February 17, 2027, and the Series B Notes mature on February 17, 2029, unless earlier redeemed or prepaid pursuant to the terms of the Note Purchase Agreement. Interest on the Series A and B Notes is payable semi-annually in arrears on February 17 and August 17 of each year beginning August 17, 2017.

The Operating Partnership may, at its option and upon notice to the purchasers of the Series A and B Notes, prepay at any time all, or from time to time, any part of the Series A and B Notes then outstanding (in an amount not less than 5% of the aggregate principal amount of the Series A and B Notes then outstanding in the case of a partial prepayment), at 100% of the principal amount so prepaid, plus the make-whole amount determined for the prepayment date with respect to such principal amount as set forth in the Note Purchase Agreement.

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

Unsecured Revolving Credit Facility and Term Loan Facility

The following table summarizes the balance and terms of our unsecured revolving credit facility as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(in thousands)
Outstanding borrowings	$—	$—
Remaining borrowing capacity	600,000	600,000
Total borrowing capacity (1)	$600,000	$600,000
Interest rate (2)	2.27%	1.82%
Facility fee-annual rate (3)	0.200%
Maturity date	July 2019
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

(3)
Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of June 30, 2017 and December 31, 2016, $2.6 million and $3.3 million of unamortized deferred financing costs, respectively, remained to be amortized through the maturity date of our unsecured revolving credit facility, which are included in prepaid expenses and other assets, net on our consolidated balance sheets.

The Company intends to borrow under the unsecured revolving credit facility from time to time for general corporate purposes, to finance development and redevelopment expenditures, to fund potential acquisitions and to potentially repay long-term debt. No borrowings under the unsecured revolving credit facility occurred during the six months ended June 30, 2017.

The following table summarizes the balance and terms of our unsecured term loan facility as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(in thousands)
Outstanding borrowings (1)	$150,000	$150,000
Interest rate (2)	2.36%	1.85%
Maturity date	July 2019
________________________

(1)
As of June 30, 2017 and December 31, 2016, $0.5 million and $0.7 million of unamortized deferred financing costs, respectively, remained to be amortized through the maturity date of our unsecured term loan facility.

(2)	Our unsecured term loan facility interest rate was calculated based on an annual rate of LIBOR plus 1.150%.

Additionally, the Company had a $39.0 million unsecured term loan outstanding with an annual interest rate of LIBOR plus 1.150% as of June 30, 2017 and December 31, 2016, that was to mature in July 2019. As of June 30, 2017 and December 31, 2016, $0.1 million and $0.2 million of unamortized deferred financing costs, respectively, remained to be amortized through the maturity date of our unsecured term loan.

In July 2017, the Operating Partnership amended and restated the terms of its unsecured revolving credit facility and unsecured term loan facility (together, the “Facility”). The amendment and restatement increased the size of the unsecured revolving credit facility from $600.0 million to $750.0 million, maintained the size of the unsecured term loan facility of $150.0 million, reduced the borrowing costs and extended the maturity date of the Facility to July 2022. The unsecured term loan facility features two six-month delayed draw options and the Facility was undrawn at closing, including the $150.0 million term loan, which was repaid in full at closing with available cash. Concurrently with the closing of the Facility, the Operating Partnership repaid its $39.0 million unsecured term loan with available cash.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Debt Covenants and Restrictions

The unsecured revolving credit facility, the unsecured term loan facility, the unsecured term loan, the unsecured senior notes, the Series A and B Notes and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a minimum fixed-charge coverage ratio, a minimum unsecured debt ratio and a minimum unencumbered asset pool debt service coverage ratio. Noncompliance with one or more of the covenants and restrictions could result in the full principal balance of the associated debt becoming immediately due and payable. We believe we were in compliance with all of our debt covenants as of June 30, 2017.

Debt Maturities

The following table summarizes the stated debt maturities and scheduled amortization payments of our issued and outstanding debt, excluding unamortized debt discounts, premiums and deferred financing costs, as of June 30, 2017:

Year	(in thousands)
Remaining 2017	$3,072
2018	451,669
2019	265,309
2020	255,137
2021	5,342
Thereafter	1,599,023
Total (1)	$2,579,552
________________________

(1)
Includes gross principal balance of outstanding debt before the effect of the following at June 30, 2017: $12.0 million of unamortized deferred financing costs, $6.2 million of unamortized discounts for the unsecured senior notes and $3.5 million of unamortized premiums for the secured debt.

Capitalized Interest and Loan Fees

The following table sets forth gross interest expense, including debt discount/premium and deferred financing cost amortization, net of capitalized interest, for the three and six months ended June 30, 2017 and 2016. The interest expense capitalized was recorded as a cost of development and increased the carrying value of undeveloped land and construction in progress.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Gross interest expense	$28,731	$26,668	$56,246	$52,843
Capitalized interest and deferred financing costs	(10,758)	(12,284)	(20,921)	(26,630)
Interest expense	$17,973	$14,384	$35,325	$26,213

6.    Noncontrolling Interests on the Company’s Consolidated Financial Statements

Common Units of the Operating Partnership

The Company owned an approximate 97.9%, 97.5% and 97.2% common general partnership interest in the Operating Partnership as of June 30, 2017, December 31, 2016 and June, 30, 2016, respectively. The remaining approximate 2.1%, 2.5% and 2.8% common limited partnership interest as of June 30, 2017, December 31, 2016 and June, 30, 2016, respectively, was owned by non-affiliated investors and certain of our executive officers and directors in the form of noncontrolling common units. There were 2,077,193, 2,381,543 and 2,631,276 common units outstanding held by these investors, executive officers and directors as of June 30, 2017, December 31, 2016 and June, 30, 2016, respectively.

The noncontrolling common units may be redeemed by unitholders for cash. Except under certain circumstances, we, at our option, may satisfy the cash redemption obligation with shares of the Company’s common stock on a one-for-one basis. If satisfied in cash, the value for each noncontrolling common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable redemption date. The aggregate value upon redemption of the then-outstanding

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

noncontrolling common units was $158.6 million and $174.9 million as of June 30, 2017 and December 31, 2016, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each noncontrolling common unit in the event of our termination or liquidation. In the event of our termination or liquidation, it is expected in most cases that each common unit would be entitled to a liquidating distribution equal to the liquidating distribution payable in respect of each share of the Company’s common stock.

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

During the six months ended June 30, 2017, we recognized a non-recurring non-cash charge of $3.8 million as a reduction to net income available to common stockholders for the original issuance costs related to the Series G Preferred Stock.

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

At-The-Market Stock Offering Program

Under our current at-the-market stock offering program, which commenced in December 2014, we may offer and sell shares of our common stock having an aggregate gross sales price of up to $300.0 million from time to time in “at-the-market” offerings. No shares of common stock were sold under this program during the six months ended June 30, 2017. Since commencement of the program through June 30, 2017, we have sold 2,459,165 shares of common stock having an aggregate gross sales price of $182.4 million. As of June 30, 2017, shares of common stock having an aggregate gross sales price of up to $117.6 million remain available to be sold under this program. Actual future sales will depend upon a variety of factors, including but not limited to market conditions, the trading price of the Company’s common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Common Units Outstanding

The following table sets forth the number of common units held by the Company and the number of common units held by non-affiliated investors and certain of our executive officers and directors in the form of noncontrolling common units as well as the ownership interest held on each respective date:

	June 30, 2017	December 31, 2016	June 30, 2016
Company owned common units in the Operating Partnership	98,351,217	93,219,439	92,254,768
Company owned general partnership interest	97.9%	97.5%	97.2%
Noncontrolling common units of the Operating Partnership	2,077,193	2,381,543	2,631,276
Ownership interest of noncontrolling interest	2.1%	2.5%	2.8%

For further discussion of the noncontrolling common units as of June 30, 2017 and December 31, 2016, refer to Note 6.

9.    Share-Based Compensation

Stockholder Approved Equity Compensation Plans

As of June 30, 2017, we maintained one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan, as amended (the “2006 Plan”). As of June 30, 2017, 2,026,925 shares were available for grant under the 2006 Plan. The calculation of shares available for grant is presented after taking into account a reserve for a sufficient number of shares to cover the vesting and payment of 2006 Plan awards that were outstanding on that date, including performance-based vesting awards at (i) levels actually achieved for the performance conditions (as defined below) for which the performance period has been completed and (ii) at target levels for the performance or market conditions (as defined below) for awards still in a performance period.

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

2017 Performance-Based RSU Grant

The 2017 Performance-Based RSUs are scheduled to vest at the end of a three-year period based upon the achievement of pre-set FFO per share goals for the year ending December 31, 2017 (the “FFO performance condition”) and also based upon either the average FAD per share growth or the Company’s average debt to EBITDA ratio (the “other performance conditions”) or the average annual relative total stockholder return ranking for the Company compared to an established comparison group of companies (the “market condition”) for the three-year period ending December 31, 2019. The 2017 Performance-Based RSUs are also subject to a three-year service vesting provision and are scheduled to cliff vest at the end of the three-year period. The number of 2017 Performance-Based RSUs ultimately earned could fluctuate from the target number of 2017 Performance-Based RSUs granted based upon the levels of achievement for the FFO performance condition, the other performance conditions and the market condition. The estimate of the number of 2017 Performance-Based RSUs earned is evaluated quarterly during the performance period based on our estimate for each of the performance conditions measured against the applicable goals. As of June 30, 2017, the number of 2017 Performance-Based RSUs estimated to be earned based on the Company’s estimate of the performance conditions measured against the applicable goals was 130,956, and the compensation cost recorded to date for this program was based on that estimate. Compensation expense for the 2017 Performance-Based RSU grant will be recorded on a straight-line basis over the three-year period.

Each 2017 Performance-Based RSU represents the right, subject to the applicable vesting conditions, to receive one share of our common stock in the future. The total fair value of the 2017 Performance-Based RSU grant was $10.3 million at February 24, 2017. The determination of the fair value of the 2017 Performance-Based RSU grant with other performance conditions takes into consideration the likelihood of achievement of the FFO performance condition and the other performance conditions. The grant date fair value for the performance awards with a market condition was calculated using a Monte Carlo simulation pricing

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

model based on the assumptions in the table below. For the portion of the 2017 Performance-Based RSUs subject to the market condition, for the six months ended June 30, 2017, we recorded compensation expense based upon the $80.89 fair value at February 24, 2017. The following table summarizes the assumptions utilized in the Monte Carlo simulation pricing model:

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

Share-Based Award Activity

During the six months ended June 30, 2017, 272,000 non-qualified stock options were exercised and issued at an exercise price per share equal to $42.61. As of June 30, 2017, there were 39,500 stock options outstanding.

Share-Based Compensation Cost Recorded During the Period

The total compensation cost for all share-based compensation programs was $6.5 million and $6.6 million for the three months ended June 30, 2017 and 2016, respectively, and $12.6 million and $12.5 million for the six months ended June 30, 2017 and 2016, respectively. Of the total share-based compensation costs, $1.6 million and $1.3 million was capitalized as part of real estate assets and deferred leasing costs for the three months ended June 30, 2017 and 2016, respectively, and $3.7 million and $2.5 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, there was approximately $35.1 million of total unrecognized compensation cost related to nonvested incentive awards granted under share-based compensation arrangements that is expected to be recognized over a weighted-average period of 1.9 years. The remaining compensation cost related to these nonvested incentive awards had been recognized in periods prior to June 30, 2017.

10.    Commitments and Contingencies

General

As of June 30, 2017, we had commitments of approximately $736.8 million, excluding our ground lease commitments, for contracts and executed leases directly related to our operating properties and development projects.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of June 30, 2017, we had accrued environmental remediation liabilities of approximately $21.3 million recorded on our consolidated balance sheets in connection with certain development projects and recent development acquisitions. It is possible that we could incur additional environmental remediation costs in connection with these recent development acquisitions.  However, given we are in the early stages of development on certain of these projects, potential additional environmental costs are not reasonably estimable at this time.

11.    Fair Value Measurements and Disclosures

Assets and Liabilities Reported at Fair Value

The only assets we record at fair value on our consolidated financial statements are the marketable securities related to our Deferred Compensation Plan. The following table sets forth the fair value of our marketable securities as of June 30, 2017 and December 31, 2016:

	Fair Value (Level 1) (1)
	June 30, 2017	December 31, 2016
Description	(in thousands)
Marketable securities (2)	$16,010	$14,773
________________________

(1)	Based on quoted prices in active markets for identical securities.

(2)	The marketable securities are held in a limited rabbi trust.

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

The following table sets forth the net gain on marketable securities recorded during the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Description	(in thousands)		(in thousands)
Net gain on marketable securities	$512	$249	$1,183	$386

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our other financial instruments as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
	(in thousands)
Liabilities
Secured debt, net	$467,758	$467,782	$472,772	$469,234
Unsecured debt, net	2,097,083	2,172,095	1,847,351	1,900,487
________________________

(1)	Fair value calculated using Level II inputs, which are based on model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.    Net Income Available to Common Stockholders Per Share of the Company

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted per-share computations for net income available to common stockholders for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except share and per share amounts)
Numerator:
Net income attributable to Kilroy Realty Corporation	$31,448	$32,847	$64,973	$207,155
Total preferred dividends	(1,615)	(3,312)	(8,811)	(6,625)
Allocation to participating securities (1)	(511)	(423)	(959)	(818)
Numerator for basic and diluted net income available to common stockholders	$29,322	$29,112	$55,203	$199,712
Denominator:
Basic weighted average vested shares outstanding	98,275,471	92,209,955	97,834,255	92,217,238
Effect of dilutive securities	551,907	614,831	593,090	566,827
Diluted weighted average vested shares and common share equivalents outstanding	98,827,378	92,824,786	98,427,345	92,784,065
Basic earnings per share:
Net income available to common stockholders per share	$0.30	$0.32	$0.56	$2.17
Diluted earnings per share:
Net income available to common stockholders per share	$0.30	$0.31	$0.56	$2.15
________________________

(1)	Participating securities include nonvested shares, certain time-based RSUs and vested market measure-based RSUs.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common shares, including stock options, RSUs and other securities are considered in our diluted earnings per share calculation for the three and six months ended June 30, 2017 and 2016. Certain market measure-based RSUs are not included in dilutive securities for the three and six months ended June 30, 2017 and 2016, as not all performance metrics had been met by the end of the applicable reporting periods.

See Note 9 “Share-Based Compensation” for additional information regarding share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.    Net Income Available to Common Unitholders Per Unit of the Operating Partnership

The following table reconciles the numerator and denominator in computing the Operating Partnership’s basic and diluted per-unit computations for net income available to common unitholders for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except unit and per unit amounts)
Numerator:
Net income attributable to Kilroy Realty, L.P.	$31,971	$33,590	$66,025	$211,423
Total preferred distributions	(1,615)	(3,312)	(8,811)	(6,625)
Allocation to participating securities (1)	(511)	(423)	(959)	(818)
Numerator for basic and diluted net income available to common unitholders	$29,845	$29,855	$56,255	$203,980
Denominator:
Basic weighted average vested units outstanding	100,352,664	94,841,231	100,024,000	94,514,876
Effect of dilutive securities	551,907	614,831	593,090	566,827
Diluted weighted average vested units and common unit equivalents outstanding	100,904,571	95,456,062	100,617,090	95,081,703
Basic earnings per unit:
Net income available to common unitholders per unit	$0.30	$0.31	$0.56	$2.16
Diluted earnings per unit:
Net income available to common unitholders per unit	$0.30	$0.31	$0.56	$2.15
________________________

(1)	Participating securities include nonvested shares, certain time-based RSUs and vested market measure-based RSUs.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common units, including stock options, RSUs and other securities are considered in our diluted earnings per share calculation for the three and six months ended June 30, 2017 and 2016. Certain market measure-based RSUs are not included in dilutive securities for the three and six months ended June 30, 2017 and 2016, as not all performance metrics had been met by the end of the applicable reporting periods.

See Note 9 “Share-Based Compensation” for additional information regarding share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.    Supplemental Cash Flow Information of the Company

Supplemental cash flow information is included as follows (in thousands):

	Six Months Ended June 30,
	2017	2016
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $20,219 and $25,674 as of June 30, 2017 and 2016, respectively	$30,977	$25,787
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development properties	$66,967	$50,246
Tenant improvements funded directly by tenants	$9,221	$10,713
Assumption of accrued liabilities in connection with acquisitions	$—	$4,911
NON-CASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders	$43,305	$36,093
Accrual of dividends and distributions payable to preferred stockholders and preferred unitholders	$797	$1,656
Exchange of common units of the Operating Partnership into shares of the Company’s common stock	$10,939	$39
Issuance of common units of the Operating Partnership in connection with an acquisition	$—	$48,033
Secured debt assumed by buyers in connection with land dispositions	$—	$2,322

The following is a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the six months ended June 30, 2017 and 2016.

	Six Months Ended June 30,
	2017	2016
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$193,418	$56,508
Restricted cash at beginning of period	56,711	696
Cash and cash equivalents and restricted cash at beginning of period	$250,129	$57,204

Cash and cash equivalents at end of period	$387,616	$26,332
Restricted cash at end of period	8,249	266,158
Cash and cash equivalents and restricted cash at end of period	$395,865	$292,490

15.    Supplemental Cash Flow Information of the Operating Partnership:

Supplemental cash flow information is included as follows (in thousands):

	Six Months Ended June 30,
	2017	2016
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $20,219 and $25,674 as of June 30, 2017 and 2016, respectively	$30,977	$25,787
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development properties	$66,967	$50,246
Tenant improvements funded directly by tenants	$9,221	$10,713
Assumption of accrued liabilities in connection with acquisitions	$—	$4,911
NON-CASH FINANCING TRANSACTIONS:
Accrual of distributions payable to common unitholders	$43,305	$36,093
Accrual of distributions payable to preferred unitholders	$797	$1,656
Issuance of common units of the Operating Partnership in connection with an acquisition	$—	$48,033
Secured debt assumed by buyers in connection with land dispositions	$—	$2,322

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the six months ended June 30, 2017 and 2016.

	Six Months Ended June 30,
	2017	2016
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$193,418	$56,508
Restricted cash at beginning of period	56,711	696
Cash and cash equivalents and restricted cash at beginning of period	$250,129	$57,204

Cash and cash equivalents at end of period	$387,616	$26,332
Restricted cash at end of period	8,249	266,158
Cash and cash equivalents and restricted cash at end of period	$395,865	$292,490

16.    Subsequent Events

On July 12, 2017, aggregate dividends, distributions and dividend equivalents of $43.3 million were paid to common stockholders, common unitholders and RSU holders of record on June 30, 2017.

On July 12, 2017, the Company announced its intent to redeem all 4,000,000 shares of its 6.375% Series H Cumulative Redeemable Preferred Stock (“Series H Preferred Stock”) on August 15, 2017 by payment of $25.00 per share in cash, totaling $100.0 million. Upon redemption of the outstanding Series H Preferred Stock on August 15, 2017, the Company will incur an associated non-cash charge of $3.7 million as a reduction to net income available to common stockholders for the related original issuance costs.

On July 24 2017, the Operating Partnership amended and restated the terms of its unsecured revolving credit facility and term loan facility (together, the “Facility”). The amendment and restatement increased the size of the revolving credit facility from $600.0 million to $750.0 million, maintained the size of the term loan facility of $150.0 million, reduced the borrowing costs and extended the maturity date of the Facility to July 2022. The term loan facility features two six-month delayed draw options and the Facility was undrawn at closing, including the $150.0 million term loan, which was repaid in full at closing with available cash. Concurrently with the closing of the Facility, the Operating Partnership repaid its $39.0 million unsecured term loan with available cash.

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

Overview and Background

We are a self-administered REIT active in premier office and mixed-use submarkets along the West Coast. We own, develop, acquire and manage real estate assets, consisting primarily of Class A properties in the coastal regions of Los Angeles, Orange County, San Diego County, the San Francisco Bay Area and Greater Seattle, which we believe have strategic advantages and strong barriers to entry. We own our interests in all of our properties through the Operating Partnership and the Finance Partnership and generally conduct substantially all of our operations through the Operating Partnership. We owned an approximate 97.9%, 97.5% and 97.2% general partnership interest in the Operating Partnership as of June 30, 2017, December 31, 2016 and June 30, 2016, respectively. All of our properties are held in fee except for the thirteen office buildings that are held subject to long-term ground leases for the land.

Factors That May Influence Future Results of Operations

Development Program

We believe that a portion of our long-term future growth will continue to come from the completion of our in-process development projects, stabilization of recently completed development projects and, subject to market conditions, executing on our near-term and future development pipeline, including expanding entitlements. Over the past several years, we increased our focus on development opportunities and expanded our near-term and future development pipeline through targeted acquisitions of development opportunities on the West Coast.

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

Stabilized Development Projects

During the six months ended June 30, 2017, we added the following project to our stabilized portfolio since the project had reached one year from building shell substantial completion:

•
Columbia Square Phase 2 - Office, located in the heart of Hollywood, California, two blocks from the corner of Sunset Boulevard and Vine Street. This project is comprised of three buildings totaling approximately 365,359 rentable square feet with a total estimated investment of approximately $230.0 million. The project was added to the stabilized portfolio during the first quarter of 2017 and was 82% occupied as of June 30, 2017. The project is currently 100% leased.

Projects Under Construction

As of June 30, 2017, we had four projects in our in-process development pipeline that were under construction.

•
333 Dexter, South Lake Union, Washington, which we acquired in February 2015 and commenced construction on in June 2017. This project is currently anticipated to encompass approximately 650,000 gross rentable square feet of office space at a total estimated investment of $380.0 million. Construction is currently in progress and the building core and shell are currently estimated to be completed in the second half of 2019.

•
The Exchange on 16th, Mission Bay, San Francisco, California, which we acquired in May 2014 and commenced construction on in June 2015. This project is currently anticipated to encompass approximately 750,000 gross rentable square feet of office and life science space across four buildings at a total estimated investment of $560.0 million. Construction is currently in progress and the building and core shell are currently estimated to be completed in the first half of 2018.

•
100 Hooper, San Francisco, California, which we acquired in July 2015 and commenced construction on in November 2016. This project will encompass approximately 314,000 square feet of office and approximately 86,000 square feet of production, distribution and repair (“PDR”) space configured in two, four-story buildings. The total estimated cost for this project is approximately $270.0 million. Construction is currently in process and the core and shell of the project is currently expected to be completed in the first half of 2018. The office portion of the project is 100% pre-leased to Adobe

Systems Inc. In connection with 100 Hooper, the Company is also developing an adjacent 59,000 square foot PDR space located at 150 Hooper with a total estimated investment of approximately $22.0 million.

•
One Paseo - Phase I (Retail and Residential), San Diego, California, which we acquired in November 2007 and commenced construction on in December 2016. Phase I of this mixed-use project includes site work and related infrastructure for the entire project, as well as 237 residential units and approximately 96,000 square feet of retail space. The total estimated investment for this project is approximately $225.0 million. Construction is currently in process and is currently expected to be completed in phases beginning in the third quarter of 2018.

Near-Term and Future Development Pipeline

As of June 30, 2017, our near-term development pipeline included two additional future projects located in San Diego County and Los Angeles with an aggregate cost basis of approximately $230.0 million at which we believe we could develop approximately 1.2 million rentable square feet at a total estimated investment of approximately $865.0 million, depending on market conditions.

The following table sets forth information about our near-term development pipeline as of the date of this filing.

Near-Term Development Pipeline (1)	Location	Potential Start Date (2)	Approx. Developable Square Feet	Total Estimated Investment ($ in millions)	Total Costs as of 6/30/2017 (3) ($ in millions)

Academy Project	Hollywood	2017	545,000	$425	$80.3
One Paseo - Phases II and III	Del Mar	TBD	640,000	440	149.7
Total Near-Term Development Pipeline			1,185,000	$865	$230.0
________________________

(1)
Project timing, costs, developable square feet and scope could change materially from estimated data provided due to one of more of the following: any significant changes in the economy, market conditions, our markets, tenant requirements and demands, construction costs, new office supply, regulatory and entitlement processes, and project design.

(2)	Actual commencement is subject to extensive consideration of market conditions and economic factors.

(3)	Represents cash paid and costs incurred as of June 30, 2017.

As of June 30, 2017, our longer term future development pipeline included additional undeveloped land holdings located in various submarkets in San Diego County and the San Francisco Bay Area with an aggregate cost basis of approximately $310.8 million, at which we believe we could develop more than 2.5 million developable square feet, depending on successfully obtaining entitlements and market conditions.

Fluctuations in our development activities could cause fluctuations in the average development asset balances qualifying for interest and other carrying cost and internal cost capitalization in future periods. During the three and six months ended June 30, 2017, we capitalized interest on in-process development projects and development pipeline projects with an average aggregate cost basis of approximately $1.0 billion, as it was determined these projects qualified for interest and other carrying cost capitalization under GAAP. During the three and six months ended June, 30, 2016, we capitalized interest on in-process development projects and development pipeline projects with an average aggregate cost basis of approximately $1.2 billion, as it was determined these projects qualified for interest and other carrying cost capitalization under GAAP. For the three and six months ended June 30, 2017, we capitalized $10.8 million and $20.9 million, respectively, of interest to our qualifying development projects. For the three and six months ended June, 30, 2016, we capitalized $12.3 million and $26.6 million, respectively, of interest to our qualifying development projects. For the three and six months ended June 30, 2017, we capitalized $5.1 million and $10.8 million, respectively, of internal costs to our qualifying development projects. For the three and six months ended June, 30, 2016, we capitalized $4.2 million and $8.7 million, respectively, of internal costs to our qualifying development projects.

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

In connection with our capital recycling strategy, during the six months ended June 30, 2017, we completed the sale of one operating property to an unaffiliated third party for gross proceeds of $12.1 million.

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

As of June 30, 2017, there was approximately $35.1 million of total unrecognized compensation cost related to outstanding nonvested shares of restricted common stock and RSUs issued under share-based compensation arrangements. Those costs are expected to be recognized over a weighted-average period of 1.9 years. The $35.1 million of unrecognized compensation cost does not reflect the future compensation cost for any potential share-based awards that may be issued. Share-based compensation expense for potential future awards could be affected by our operating and development performance, financial results, stock price, performance against applicable performance-based vesting goals, market conditions and other factors.

Information on Leases Commenced and Executed

Leasing Activity and Changes in Rental Rates. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following tables set forth certain information regarding leasing activity for our stabilized portfolio during the three and six months ended June 30, 2017.

For Leases Commenced (1)

	1st & 2nd Generation (2)				2nd Generation (2)
	Number of Leases (3)		Rentable Square Feet (3)		TI/LC per Sq. Ft. (4)	Changes in Rents (5)(6)	Changes in Cash Rents (7)	Retention Rates (8)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Three Months Ended June 30, 2017	20	15	170,649	241,976	$70.56	21.4%	4.0%	57.5%	103
Six Months Ended June 30, 2017	37	36	299,465	628,956	$44.03	26.5%	12.9%	55.3%	71

For Leases Executed (1)(9)

	1st & 2nd Generation (2)				2nd Generation (2)
	Number of Leases (3)		Rentable Square Feet (3)		TI/LC per Sq. Ft. (4)	Changes in Rents (5)(6)	Changes in Cash Rents (7)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Three Months Ended June 30, 2017	27	15	247,541	241,976	$63.29	31.7%	12.6%	89
Six Months Ended June 30, 2017	48	36	504,043	628,956	$49.44	30.1%	14.2%	70
________________________

(1)	Includes 100% of consolidated property partnerships.

(2)
First generation leasing includes space where we have made capital expenditures that result in additional revenue generated when the space is re-leased. Second generation leasing includes space where we have made capital expenditures to maintain the current market revenue stream.

(3)	Represents leasing activity for leases that commenced or were signed during the period, including first and second generation space, net of month-to-month leases. Excludes leasing on new construction.

(4)	Tenant improvements and leasing commissions per square foot exclude tenant-funded tenant improvements.

(5)
Calculated as the change between GAAP rents for new/renewed leases and the expiring GAAP rents for the same space. Excludes leases for which the space was vacant longer than one year or vacant when the property was acquired.

(6)
Excludes commenced and executed leases of approximately 79,044 and 54,013 square feet, respectively, for the three months ended June 30, 2017, and 123,705 and 84,867 rentable square feet, respectively, for the six months ended June 30, 2017, for which the space was vacant longer than one year or being leased for the first time. Space vacant for more than one year is excluded from our change in rents calculations to provide a meaningful market comparison.

(7)
Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. Excludes leases for which the space was vacant longer than one year or vacant when the property was acquired.

(8)	Calculated as the percentage of space either renewed or expanded into by existing tenants or subtenants at lease expiration.

(9)
For the three months ended June 30, 2017, 18 leases totaling 208,292 rentable square feet were signed but not commenced as of June 30, 2017. For the six months ended June 30, 2017, 29 leases totaling 380,166 rentable square feet were signed but not commenced as of June 30, 2017.

As of June 30, 2017, we believe that the weighted average cash rental rates for our total stabilized portfolio are approximately 16% below the current average market rental rates, which includes a projection that the weighted average cash rental rates for our San Diego stabilized portfolio are approximately 8% above current market rental rates. Individual properties within any particular submarket presently may be leased either above, below, or at the current market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our portfolio.

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

Lease Expirations (1)

Year of Lease Expiration	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (2)	% of Total Annualized Base Rent (2)	Annualized Base Rent per Sq. Ft. (2)
				(in thousands)
Remainder of 2017	55	576,030	4.3%	$21,091	3.7%	$36.61
2018	86	1,291,146	9.7%	54,135	9.5%	41.93
2019	102	1,651,354	12.4%	60,013	10.6%	36.34
2020	111	1,892,287	14.2%	71,460	12.6%	37.76
2021	85	1,071,886	8.1%	45,860	8.1%	42.78
2022	60	639,938	4.8%	25,453	4.5%	39.77
Total	499	7,122,641	53.5%	$278,012	49.0%	$39.03
________________________

(1)
For leases that have been renewed early with existing tenants, the expiration date and annualized base rent information presented takes into consideration the renewed lease terms. Excludes leases not commenced as of June 30, 2017, space leased under month-to-month leases, storage leases, vacant space and future lease renewal options not executed as of June 30, 2017.

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

In addition to the 0.9 million rentable square feet, or 6.1%, of currently available space in our stabilized portfolio, leases representing approximately 4.3% and 9.7% of the occupied square footage of our stabilized portfolio are scheduled to expire during 2017 and 2018, respectively. The leases scheduled to expire during the remainder of 2017 and in 2018 represent approximately 1.9 million rentable square feet or 13.2% of our total annualized base rental revenue. Individual properties within any particular submarket presently may be leased either above, below, or at the current quoted market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our overall portfolio. Our ability to re-lease available space depends upon both general market conditions and the market conditions in the specific regions in which individual properties are located.

For the 576,030 rentable square feet or 3.7% of our total annualized base rental revenue scheduled to expire during the remainder of 2017, we believe that the weighted average cash rental rates in the aggregate are approximately 15% below the current average market rental rates. For the approximately 1.3 million rentable square feet or 9.5% of our total annualized base rental revenue scheduled to expire in 2018 we believe that the weighted average cash rental rates in the aggregate, are approximately at current average market rental rates. Of the 1.3 million rentable square feet scheduled to expire in 2018, 319,975 rentable square feet or 2.8% of our total annualized base rental revenue is located in San Francisco submarkets and we currently believe these expiring leases are approximately 30% below market, and 459,451 rentable square feet or 3.7% of our total annualized base rental revenue is located in San Diego submarkets and we currently believe these expiring leases are approximately 30% above market.

Stabilized Portfolio Information

As of June 30, 2017, our stabilized portfolio was comprised of 111 office properties encompassing an aggregate of approximately 14.4 million rentable square feet and 200 residential units. Our stabilized portfolio includes all of our properties with the exception of development and redevelopment properties currently under construction or committed for construction, “lease-up” properties, real estate assets held for sale and undeveloped land. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We define “lease-up” properties as office properties we recently developed or redeveloped that have not yet reached 95% occupancy and are within one year following cessation of major construction activities. We did not have any “lease-up”, redevelopment or held for sale properties at June 30, 2017.

As of June 30, 2017, the following properties were excluded from our stabilized portfolio:

	Number of Properties/Projects	Estimated Rentable Square Feet (1)
Development projects under construction (2)	4	1,800,000
________________________

(1)	Estimated rentable square feet upon completion.

(2)	Development projects under construction also include 96,000 square feet of retail space and 237 residential units in addition to the estimated office rentable square feet noted above.

Our stabilized portfolio also excludes our near-term and future development pipeline, which as of June 30, 2017 was comprised of six potential development sites, representing approximately 52 gross acres of undeveloped land on which we believe we have the potential to develop over 4.3 million square feet of office space, depending upon economic conditions.

The following table reconciles the changes in the rentable square feet in our stabilized office portfolio of operating properties from June, 30, 2016 to June 30, 2017:

	Number of Buildings	Rentable Square Feet
Total as of June 30, 2016	102	13,660,231
Acquisitions	6	344,284
Completed development properties placed in-service	4	438,391
Dispositions	(1)	(67,995)
Remeasurement	—	19,623
Total as of June 30, 2017 (1)	111	14,394,534
________________________

(1)	Includes four properties owned by consolidated property partnerships.

Occupancy Information

The following table sets forth certain information regarding our stabilized portfolio:

Stabilized Portfolio Occupancy

Region	Number of Buildings	Rentable Square Feet	Occupancy at (1)
			6/30/2017	3/31/2017	12/31/2016
Los Angeles and Ventura Counties	36	4,181,131	91.2%	91.5%	95.0%
Orange County	1	271,556	94.7%	95.5%	97.8%
San Diego	31	2,718,185	93.5%	92.8%	93.2%
San Francisco Bay Area	31	5,157,524	95.1%	95.5%	97.6%
Greater Seattle	12	2,066,138	97.0%	97.2%	97.2%
Total Stabilized Portfolio	111	14,394,534	93.9%	94.1%	96.0%

-	Average Occupancy
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stabilized Portfolio(1)	94.2%	95.0%	94.2%	95.0%
Same Store Portfolio(2)	94.7%	95.8%	94.8%	95.7%
________________________

(1)	Occupancy percentages reported are based on our stabilized office portfolio as of the end of the period presented and exclude occupancy percentages of properties held for sale.

(2)
Occupancy percentages reported are based on office properties owned and stabilized as of January 1, 2016 and still owned and stabilized as of June 30, 2017. See discussion under “Results of Operations” for additional information.

Our stabilized office portfolio was 93.9% occupied as of June 30, 2017 with 576,030 square feet scheduled to expire during the remainder of 2017.

Significant Tenants

The following table sets forth information about our fifteen largest tenants based upon annualized rental revenues as of June 30, 2017.

Tenant Name	Annualized Base Rental Revenue (1) ($ in thousands)	Rentable Square Feet	Percentage of Total Annualized Base Rental Revenue	Percentage of Total Rentable Square Feet

LinkedIn Corporation	$28,344	663,239	5.0%	4.6%
salesforce.com, inc. (2)	24,183	468,445	4.3%	3.3%
DIRECTV, LLC	22,467	667,852	4.0%	4.6%
Box, Inc.	22,441	371,792	4.0%	2.6%
Synopsys, Inc.	15,492	340,913	2.7%	2.4%
Dropbox, Inc.	14,827	182,054	2.6%	1.3%
Bridgepoint Education, Inc.	14,064	296,708	2.5%	2.1%
Viacom International, Inc.	13,718	211,343	2.4%	1.5%
Delta Dental of California	10,313	188,143	1.8%	1.3%
AMN Healthcare, Inc.	9,001	176,075	1.6%	1.2%
Concur Technologies	8,852	243,429	1.6%	1.7%
Biotech/Healthcare Industry Tenant	8,461	128,688	1.5%	0.9%
Riot Games, Inc.	7,355	131,537	1.3%	0.9%
Neurocrine Biosciences, Inc.	6,883	140,591	1.2%	1.0%
SCAN Group	6,845	211,086	1.2%	1.5%
Total Top Fifteen Tenants	$213,246	4,421,895	37.7%	30.9%
________________________

(1)	Includes 100% of annualized base rental revenues of consolidated property partnerships.

(2)	The Company has entered into leases with various affiliates of the tenant.

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

Management further evaluates Net Operating Income by evaluating the performance from the following property groups:

•
Same Store Properties – includes the consolidated results of all of the office properties that were owned and included in our stabilized portfolio for two comparable reporting periods, i.e., owned and included in our stabilized portfolio as of January 1, 2016 and still owned and included in the stabilized portfolio as of June 30, 2017;

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

The following table sets forth certain information regarding the property groups within our stabilized office portfolio as of June 30, 2017:

Group	# of Buildings	Rentable Square Feet
Same Store Properties	98	12,856,742
Stabilized Development Properties	6	1,079,333
Acquisition Properties	7	458,459
Total Stabilized Office Portfolio	111	14,394,534

Comparison of the Three Months Ended June 30, 2017 to the Three Months Ended June 30, 2016

The following table summarizes our Net Operating Income, as defined, for our total portfolio for the three months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Dollar Change	Percentage Change
	2017	2016
	($ in thousands)
Reconciliation of Net Income Available to Common Stockholders to Net Operating Income, as defined:
Net Income Available to Common Stockholders	$29,833	$29,535	$298	1.0%
Preferred dividends	1,615	3,312	(1,697)	(51.2)%
Net income attributable to Kilroy Realty Corporation	$31,448	$32,847	$(1,399)	(4.3)%
Net income attributable to noncontrolling common units of the Operating Partnership	616	829	(213)	(25.7)%
Net income attributable to noncontrolling interests in consolidated property partnerships	3,242	216	3,026	1,400.9%
Net income	$35,306	$33,892	$1,414	4.2%
Unallocated expense (income):
General and administrative expenses	14,303	13,979	324	2.3%
Acquisition-related expenses	—	714	(714)	(100.0)%
Depreciation and amortization	62,251	53,346	8,905	16.7%
Interest income and other net investment gains	(1,038)	(311)	(727)	233.8%
Interest expense	17,973	14,384	3,589	25.0%
Net loss on sale of land	—	295	(295)	(100.0)%
Net Operating Income, as defined	$128,795	$116,299	$12,496	10.7%

The following tables summarize our Net Operating Income, as defined, for our total portfolio for the three months ended June 30, 2017 and 2016.

	Three Months Ended June 30,
	2017					2016
	Same Store	Stabilized Develop-ment	Acquisi-tion Properties	Disposi-tions & Other	Total	Same Store	Stabilized Develop-ment	Acquisi-tion Properties	Disposi-tions & Other	Total
	(in thousands)
Operating revenues:
Rental income	$133,844	$17,821	$7,260	$—	$158,925	$132,702	$9,953	$372	$626	$143,653
Tenant reimbursements	15,740	1,803	1,724	—	19,267	14,646	1,272	55	165	16,138
Other property income	1,178	37	203	988	2,406	324	7	—	11	342
Total	150,762	19,661	9,187	988	180,598	147,672	11,232	427	802	160,133
Property and related expenses:
Property expenses	27,580	4,383	1,312	29	33,304	25,956	2,461	12	792	29,221
Real estate taxes	13,026	1,909	1,433	175	16,543	11,912	1,544	18	371	13,845
Provision for bad debts	166	(116)	359	—	409	—	—	—	—	—
Ground leases	948	—	599	—	1,547	768	—	—	—	768
Total	41,720	6,176	3,703	204	51,803	38,636	4,005	30	1,163	43,834
Net Operating Income, as defined	$109,042	$13,485	$5,484	$784	$128,795	$109,036	$7,227	$397	$(361)	$116,299

	Three Months Ended June 30, 2017 as compared to the Three Months Ended June 30, 2016
	Same Store		Stabilized Development		Acquisition Properties		Dispositions & Other		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income	$1,142	0.9%	$7,868	79.1%	$6,888	NM*	$(626)	(100.0)%	$15,272	10.6%
Tenant reimbursements	1,094	7.5	531	41.7	1,669	NM*	(165)	(100.0)	3,129	19.4
Other property income	854	263.6	30	428.6	203	100.0	977	NM*	2,064	603.5
Total	3,090	2.1	8,429	75.0	8,760	NM*	186	23.2	20,465	12.8
Property and related expenses:
Property expenses	1,624	6.3	1,922	78.1	1,300	NM*	(763)	(96.3)	4,083	14.0
Real estate taxes	1,114	9.4	365	23.6	1,415	NM*	(196)	(52.8)	2,698	19.5
Provision for bad debts	166	100.0	(116)	(100.0)	359	100.0	—	—	409	100.0
Ground leases	180	23.4	—	—	599	100.0	—	—	779	101.4
Total	3,084	8.0	2,171	54.2	3,673	NM*	(959)	(82.5)	7,969	18.2
Net Operating Income, as defined	$6	—%	$6,258	86.6%	$5,087	NM*	$1,145	(317.2)%	$12,496	10.7%
________________________
* Percentage not meaningful.

Net Operating Income increased $12.5 million, or 10.7%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 resulting from:

•
Generally consistent Net Operating Income attributable to the Same Store Properties for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 driven by the following activity:

•	An increase in rental income of $1.1 million primarily due to:

◦	$3.0 million increase from new leases and renewals at higher rates across all regions; partially offset by

◦	$1.9 million decrease due to lease expirations and early terminations in the San Francisco Bay area;

•	An increase in tenant reimbursements of $1.1 million primarily due to higher reimbursable expenses;

•	An increase in other property income of $0.9 million primarily due to early lease termination fees in the San Francisco Bay area;

•	An offsetting increase in property and related expenses of $3.1 million primarily due to the following:

◦	$1.1 million increase in real estate taxes primarily due to $0.8 million of lower supplemental taxes at four properties in 2016 and $0.3 million from regular annual property tax increases in 2017;

◦
$1.6 million increase in property expenses due to an increase in repairs and maintenance, security, janitorial, contract services, and various other reimbursable expenses, including a $0.3 million increase in non-reimbursable expenses;

•	An increase in Net Operating Income of $6.3 million attributable to the Stabilized Development Properties;

•	An increase in Net Operating Income of $5.1 million attributable to the Acquisition Properties;

•
An increase in Net Operating Income of $1.1 million attributable to the Dispositions and Other Properties primarily due to a $1.0 million net fee received for the termination of a letter of intent at one of our development properties.

Other Expenses and Income

General and Administrative Expenses

General and administrative expenses increased by approximately $0.3 million, or 2.3%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 mainly due to an increase in compensation related expenses primarily related to growth of the Company.

Depreciation and Amortization

Depreciation and amortization increased by approximately $8.9 million, or 16.7%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to the following:

•	An increase of $4.7 million attributable to the Acquisition Properties;

•	An increase of $2.4 million attributable to the Stabilized Development Properties;

•	An increase of $2.1 million attributable to the Same Store Properties; and

•	A decrease of $0.3 million attributable to Dispositions & Other Properties.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts/premiums and deferred financing cost amortization, net of capitalized interest, including capitalized debt discounts/premiums and deferred financing cost amortization for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	2016	Dollar Change	Percentage Change
	(in thousands)
Gross interest expense	$28,731	$26,668	$2,063	7.7%
Capitalized interest and deferred financing costs	(10,758)	(12,284)	1,526	(12.4)%
Interest expense	$17,973	$14,384	$3,589	25.0%

Gross interest expense, before the effect of capitalized interest and deferred financing costs, increased $2.1 million, or 7.7%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 primarily due to an increase in the average outstanding debt balance for the three months ended June 30, 2017. Capitalized interest and deferred financing costs decreased $1.5 million or 12.4% for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 primarily due to a decrease in the average development asset balances qualifying for interest capitalization during the three months ended June 30, 2017.

Net income attributable to noncontrolling interests in consolidated property partnerships

Net income attributable to noncontrolling interests in consolidated property partnerships increased $3.0 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The amount reported for the three months ended June 30, 2017 is comprised of the noncontrolling interest’s share of net income for 100 First Street Member, LLC (“100 First LLC”) and 303 Second Street Member (“303 Second LLC”) which closed on August 30, 2016 and November 30, 2016, respectively, in addition to the noncontrolling interest’s share of net income for Redwood City Partners, LLC (“Redwood LLC”). The amount reported for the three months ended June 30, 2016 is comprised of the noncontrolling interest’s share of net income for Redwood LLC.

Comparison of the Six Months Ended June 30, 2017 to the Six Months Ended June 30, 2016

The following table summarizes our Net Operating Income, as defined, for our total portfolio for the six months ended June 30, 2017 and 2016.

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2017	2016
	($ in thousands)
Reconciliation of Net Income Available to Common Stockholders to Net Operating Income, as defined:
Net Income Available to Common Stockholders	$56,162	$200,530	$(144,368)	(72.0)%
Preferred dividends	4,966	6,625	(1,659)	(25.0)%
Original issuance costs of redeemed preferred stock and preferred units	3,845	—	3,845	100.0%
Net income attributable to Kilroy Realty Corporation	$64,973	$207,155	$(142,182)	(68.6)%
Net income attributable to noncontrolling common units of the Operating Partnership	1,239	4,439	(3,200)	(72.1)%
Net income attributable to noncontrolling interests in consolidated property partnerships	6,375	411	5,964	1,451.1%
Net income	$72,587	$212,005	$(139,418)	(65.8)%
Unallocated expense (income):
General and administrative expenses	29,236	27,416	1,820	6.6%
Acquisition-related expenses	—	776	(776)	(100.0)%
Depreciation and amortization	123,170	103,786	19,384	18.7%
Interest income and other net investment gains	(2,103)	(582)	(1,521)	261.3%
Interest expense	35,325	26,213	9,112	34.8%
Net loss on sale of land	—	295	(295)	(100.0)%
Gains on sales of depreciable operating properties	(2,257)	(145,990)	143,733	(98.5)%
Net Operating Income, as defined	$255,958	$223,919	$32,039	14.3%

The following tables summarize our Net Operating Income, as defined, for our total portfolio for the six months ended June 30, 2017 and 2016.

	Six Months Ended June 30,
	2017					2016
	Same Store	Stabilized Develop-ment	Acquisition Properties	Dispositi-ons & Other	Total	Same Store	Stabilized Develop-ment	Acquisition Properties	Dispositi-ons & Other	Total
	(in thousands)
Operating revenues:
Rental income	$266,449	$34,557	$14,567	$—	$315,573	$263,838	$11,263	$372	$1,935	$277,408
Tenant reimbursements	30,023	4,516	4,024	—	38,563	25,073	2,029	54	386	27,542
Other property income	4,227	150	405	988	5,770	609	7	—	13	629
Total	300,699	39,223	18,996	988	359,906	289,520	13,299	426	2,334	305,579
Property and related expenses:
Property expenses	53,827	8,192	2,433	93	64,545	50,560	3,209	10	1,407	55,186
Real estate taxes	25,846	4,861	3,473	327	34,507	22,377	1,748	17	735	24,877
Provision for bad debts	1,105	(116)	718	—	1,707	—	—	—	—	—
Ground leases	1,992	—	1,197	—	3,189	1,597	—	—	—	1,597
Total	82,770	12,937	7,821	420	103,948	74,534	4,957	27	2,142	81,660
Net Operating Income, as defined	$217,929	$26,286	$11,175	$568	$255,958	$214,986	$8,342	$399	$192	$223,919

	Six Months Ended June 30, 2017 as compared to the Six Months Ended June 30, 2016
	Same Store		Stabilized Development		Acquisition Properties		Dispositions & Other		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income	$2,611	1.0%	$23,294	206.8%	$14,195	NM*	$(1,935)	(100.0)%	$38,165	13.8%
Tenant reimbursements	4,950	19.7%	2,487	122.6%	3,970	NM*	(386)	(100.0)%	11,021	40.0%
Other property income	3,618	594.1%	143	NM*	405	100.0%	975	NM*	5,141	817.3%
Total	11,179	3.9%	25,924	194.9%	18,570	NM*	(1,346)	(57.7)%	54,327	17.8%
Property and related expenses:
Property expenses	3,267	6.5%	4,983	155.3%	2,423	NM*	(1,314)	(93.4)%	9,359	17.0%
Real estate taxes	3,469	15.5%	3,113	178.1%	3,456	NM*	(408)	(55.5)%	9,630	38.7%
Provision for bad debts	1,105	100.0%	(116)	(100.0)%	718	100.0%	—	—%	1,707	100.0%
Ground leases	395	24.7%	—	—%	1,197	100.0%	—	—%	1,592	99.7%
Total	8,236	11.0%	7,980	161.0%	7,794	NM*	(1,722)	(80.4)%	22,288	27.3%
Net Operating Income, as defined	$2,943	1.4%	$17,944	215.1%	$10,776	NM*	$376	195.8%	$32,039	14.3%
________________________
* Percentage not meaningful.

Net Operating Income increased $32.0 million, or 14.3%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 primarily resulting from:

•	An increase of $2.9 million attributable to the Same Store Properties primarily resulting from:

•	An increase in rental income of $2.6 million primarily due to the following:

•	$5.6 million increase due to new leases and renewals at higher rates primarily in the San Francisco Bay Area, Greater Seattle and Los Angeles regions;

•	$3.2 million decrease due to lease expirations and early terminations primarily in the San Francisco Bay area;

•	An increase in tenant reimbursements of $5.0 million primarily due to:

•	$1.6 million increase due to lower supplemental taxes in 2016 as a result of a change in estimate at one property;

•	$2.5 million increase due to higher recurring expenses and increased occupancy at various properties across multiple regions;

•	$0.9 million increase due to lower abated tenant reimbursements and tenants with 2016 base years;

•	An increase in other property income of $3.6 million primarily due to early termination fees in the San Francisco Bay area;

•	An increase in property and related expenses of $8.2 million primarily due to the following:

•
$3.5 million increase in real estate taxes primarily due to $2.6 million of lower supplemental taxes at five properties in 2016, a $0.2 million property tax refund at one property in 2016, and $0.6 million from regular annual property tax increases in 2017;

•
$3.3 million increase in property expenses primarily resulting from a $2.6 million increase in certain recurring operating costs related to security, parking, janitorial, engineers, repairs and maintenance, contract services, and various other reimbursable expenses and a $0.7 million increase in non-reimbursable expenses;

•	$1.1 million increase in the provision for bad debt expense primarily related to three tenants; and

•	$0.4 million increase in ground rent primarily due to higher percent ground rent for one of our ground leases;

•	An increase of $17.9 million attributable to the Stabilized Development Properties; and

•	An increase of $10.8 million attributable to the Acquisition Properties.

Other Expenses and Income

General and Administrative Expenses

General and administrative expenses increased $1.8 million, or 6.6%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to the following:

•	An increase of approximately $1.4 million due to higher compensation and office expenses related to the growth of the Company; and

•
An increase of $0.4 million attributable to compensation expense due to the mark-to-market adjustment for the Company’s deferred compensation plan. The compensation expense was partially offset by gains on the underlying marketable securities included in interest income and other net investment gains in the consolidated statement of operations.

Depreciation and Amortization

Depreciation and amortization increased by $19.4 million, or 18.7%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to the following:

•	An increase of $10.2 million attributable to the Acquisition Properties;

•	An increase of $6.5 million attributable to the Stabilized Development Properties;

•	An increase of $3.3 million attributable to the Same Store Properties; offset by

•	A decrease of $0.7 million attributable to the Dispositions and Other Properties.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts/premiums and deferred financing cost amortization, net of capitalized interest, including capitalized debt discounts/premiums and deferred financing cost amortization for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016	Dollar Change	Percentage Change
	(in thousands)
Gross interest expense	$56,246	$52,843	$3,403	6.4%
Capitalized interest and deferred financing costs	(20,921)	(26,630)	5,709	(21.4)%
Interest expense	$35,325	$26,213	$9,112	34.8%

Gross interest expense, before the effect of capitalized interest and deferred financing costs, increased $3.4 million or 6.4% for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 primarily due to an increase in the average outstanding debt balance for the six months ended June 30, 2017. Capitalized interest and deferred financing costs decreased $5.7 million or 21.4% primarily due to a decrease in the average development asset balances qualifying for interest capitalization for the six months ended June 30, 2017.

Net income attributable to noncontrolling interests in consolidated property partnerships

Net income attributable to noncontrolling interests in consolidated property partnerships increased $6.0 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The amount reported for the six months ended June 30, 2017 is comprised of the noncontrolling interest’s share of net income for 100 First LLC and 303 Second LLC, which closed on August 30, 2016 and November 30, 2016, respectively, in addition to the noncontrolling interest’s share of net income for Redwood LLC. The amount reported for the six months ended June 30, 2016 is comprised of the noncontrolling interest’s share of net income for Redwood LLC.

Liquidity and Capital Resources of the Company

In this “Liquidity and Capital Resources of the Company” section, the term the “Company” refers only to Kilroy Realty Corporation on an unconsolidated basis and excludes the Operating Partnership and all other subsidiaries.

The Company’s business is operated primarily through the Operating Partnership. Distributions from the Operating Partnership are the Company’s primary source of capital. The Company believes the Operating Partnership’s sources of working capital, specifically its cash flow from operations and borrowings available under its unsecured revolving credit facility and funds from its capital recycling program, including strategic ventures, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its preferred and common stockholders for the next twelve months. Cash flows from operating activities generated by the Operating Partnership for the six months ended June 30, 2017 were sufficient to cover the Company’s payment of cash dividends to its stockholders. However, there can be no assurance that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distributions to the Company. The unavailability of capital could adversely affect the Operating Partnership’s ability to make distributions to the Company, which would in turn, adversely affect the Company’s ability to pay cash dividends to its stockholders.

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

On May 23, 2017, the Board of Directors declared a regular quarterly cash dividend of $0.425 per share of common stock payable on July 12, 2017 to stockholders of record on June 30, 2017 and caused a $0.425 per Operating Partnership unit cash distribution to be paid in respect of the Operating Partnership’s common limited partnership interests, including those owned by the Company. The total cash quarterly dividends and distributions paid on July 12, 2017 were $42.7 million.

On May 23, 2017, the Board of Directors declared a dividend of $0.39844 per share on the Series H Cumulative Redeemable Preferred Stock (“Series H Preferred Stock”) for the period commencing on and including May 15, 2017 and ending on and including August 14, 2017. The dividend will be payable on August 15, 2017 to Series H Preferred stockholders of record on July 31, 2017. The quarterly dividends payable on August 15, 2017 to Series H Preferred stockholders is expected to total $1.6 million.

Debt Covenants

The covenants contained within the unsecured revolving credit facility, unsecured term loan facility, unsecured term loan and the Series A and B Notes generally prohibit the Company from paying dividends in excess of 95% of FFO.

Capitalization

As of June 30, 2017, our total debt as a percentage of total market capitalization was 25.2% and our total debt and liquidation value of our preferred equity as a percentage of total market capitalization was 26.2%, which was calculated based on the closing price per share of the Company’s common stock of $75.15 on June 30, 2017 as shown in the following table:

	Shares/Units at June 30, 2017	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
	($ in thousands)
Debt: (1) (2)
Unsecured Term Loan Facility		$150,000	1.5%
Unsecured Term Loan		39,000	0.4%
Unsecured Senior Notes due 2018		325,000	3.2%
Unsecured Senior Notes due 2020		250,000	2.4%
Unsecured Senior Notes due 2023		300,000	2.9%
Unsecured Senior Notes due 2025		400,000	3.9%
Unsecured Senior Notes due 2029		400,000	3.9%
Unsecured Senior Notes Series A & B due 2027 & 2029		250,000	2.4%
Secured debt		465,552	4.6%
Total debt		$2,579,552	25.2%
Equity and Noncontrolling Interest in the Operating Partnership: (3)
6.375% Series H Cumulative Redeemable Preferred stock (4)	4,000,000	$100,000	1.0%
Common limited partnership units outstanding (5)(6)	2,077,193	156,101	1.5%
Common shares outstanding (6)	98,351,217	7,391,094	72.3%
Total equity and noncontrolling interest in the Operating Partnership		$7,647,195	74.8%
Total Market Capitalization		$10,226,747	100.0%
________________________

(1)
There was no outstanding balance on the unsecured revolving credit facility as of June 30, 2017. In July 2017, the Operating Partnership amended and restated its unsecured revolving credit facility and unsecured term loan facility (together, the “Facility”).  Among other things, the amendment and restatement increased the size of the unsecured revolving credit facility from $600.0 million to $750.0 million, maintained the size of the unsecured term loan facility of $150.0 million, reduced the borrowing costs and extended the maturity date of the Facility to July 2022.  The unsecured term loan facility features two six-month delay draw options and the Facility was undrawn at closing, including the $150.0 million term loan, which was repaid in full at closing with available cash.  Concurrently with the closing of the Facility, the Operating Partnership repaid its $39.0 million unsecured term loan with available cash.

(2)
Represents gross aggregate principal amount due at maturity before the effect of the following at June 30, 2017: $12.0 million of unamortized deferred financing costs, $6.2 million of unamortized discounts for the unsecured senior notes and $3.5 million of unamortized premiums for the secured debt.

(3)	Includes common units of the Operating Partnership; does not include noncontrolling interests in consolidated property partnerships.

(4)
Value based on $25.00 per share liquidation preference. On July 12, 2017, the Company announced its intention to redeem all 4,000,000 shares of the 6.375% Series H Cumulative Redeemable Preferred Stock at par on August 15, 2017.

(5)	Represents common units not owned by the Company.

(6)	Value based on closing price per share of our common stock of $75.15 as of June 30, 2017.

Liquidity and Capital Resources of the Operating Partnership

In this “Liquidity and Capital Resources of the Operating Partnership” section, the terms “we,” “our,” and “us” refer to the Operating Partnership or the Operating Partnership and the Company together, as the context requires.

General

Our primary liquidity sources and uses are as follows:

Liquidity Sources

•	Net cash flow from operations;

•	Borrowings under the Operating Partnership’s unsecured revolving credit facility, unsecured term loan facility, and unsecured senior notes;

•	Proceeds from our capital recycling program, including the disposition of nonstrategic assets and the formation of strategic ventures;

•	Proceeds from additional secured or unsecured debt financings; and

•	Proceeds from public or private issuance of debt or equity securities.

Liquidity Uses

•	Development and redevelopment costs;

•	Operating property or undeveloped land acquisitions;

•	Property operating and corporate expenses;

•	Capital expenditures, tenant improvement and leasing costs;

•	Debt service and principal payments, including debt maturities;

•	Distributions to common and preferred security holders;

•	Repurchases and redemptions of outstanding common or preferred stock of the Company; and

•	Outstanding debt repurchases, redemptions and repayments.

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

Liquidity Sources

Unsecured Revolving Credit Facility

The following table summarizes the balance and terms of our unsecured revolving credit facility as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(in thousands)
Outstanding borrowings	$—	$—
Remaining borrowing capacity	600,000	600,000
Total borrowing capacity (1)	$600,000	$600,000
Interest rate (2)	2.27%	1.82%
Facility fee-annual rate (3)	0.200%
Maturity date	July 2019
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

(3)
Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of June 30, 2017 and December 31, 2016, $2.6 million and $3.3 million of unamortized deferred financing costs, respectively, remained to be amortized through the maturity date of our unsecured revolving credit facility, which are included in prepaid expenses and other assets, net on our consolidated balance sheets.

We intend to borrow under the unsecured revolving credit facility from time to time for general corporate purposes, to finance development and redevelopment expenditures, to fund potential acquisitions and to potentially repay long-term debt.

In July 2017, the Operating Partnership amended and restated the terms of its unsecured revolving credit facility and unsecured term loan facility (together, the “Facility”). The amendment and restatement increased the size of the unsecured revolving credit facility from $600.0 million to $750.0 million, maintained the size of the unsecured term loan facility of $150.0 million, reduced the borrowing costs and extended the maturity date of the Facility to July 2022. The unsecured term loan facility features two six-month delayed draw options and the Facility was undrawn at closing, including the $150.0 million term loan, which was repaid in full at closing with available cash. Concurrently with the closing of the Facility, the Operating Partnership repaid its $39.0 million unsecured term loan with available cash.

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

At-The-Market Stock Offering Program and January 2017 Common Stock Offering

Since commencement of our at-the-market stock offering program in December 2014, through June 30, 2017, we have sold 2,459,165 shares of common stock having an aggregate gross sales price of $182.4 million, and approximately $117.6 million remained available to be sold under this program. No shares of common stock were sold under this program during the six months ended June 30, 2017. Actual future sales will depend upon a variety of factors, including but not limited to, market conditions, the trading price of the Company’s common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

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

Unsecured Senior Notes - Private Placement

On February 17, 2017, the Operating Partnership issued the $175.0 million principal amount of its 3.35% Senior Notes, Series A, due February 17, 2027 (the “Series A Notes”), and the $75.0 million principal amount of its 3.45% Senior Notes, Series B, due February 17, 2029 (the “Series B Notes” and, together with the Series A Notes, the “Series A and B Notes”). The Series A and B Notes were issued pursuant to a delayed draw option under a Note Purchase Agreement entered into in connection with a private placement in September 2016. As of June 30, 2017, there was $175.0 million and $75.0 million issued and outstanding aggregate principal amount of Series A and B Notes, respectively. The Series A Notes mature on February 17, 2027, and the Series B Notes mature on February 17, 2029, unless earlier redeemed or prepaid pursuant to the terms of the Note Purchase Agreement. Interest on the Series A and B Notes is payable semi-annually in arrears on February 17 and August 17 of each year beginning August 17, 2017.

Unsecured and Secured Debt

The aggregate principal amount of the unsecured debt and secured debt of the Operating Partnership outstanding as of June 30, 2017 was as follows:

Aggregate Principal Amount Outstanding (1)
(in thousands)
Unsecured Term Loan Facility (2)	$150,000
Unsecured Term Loan (2)	39,000
Unsecured Senior Notes due 2018	325,000
Unsecured Senior Notes due 2020	250,000
Unsecured Senior Notes due 2023	300,000
Unsecured Senior Notes due 2025	400,000
Unsecured Senior Notes due 2029	400,000
Unsecured Senior Notes Series A & B due 2027 & 2029	250,000
Secured Debt	465,552
Total Unsecured and Secured Debt	$2,579,552
Less: Unamortized Net Discounts and Deferred Financing Costs	(14,711)
Total Debt, Net	$2,564,841
________________________
(1) There was no outstanding balance on the unsecured revolving credit facility as of June 30, 2017.
(2) In July 2017, these loans were repaid in full in connection with the amendment and restatement of the unsecured revolving credit facility and unsecured term loan facility.

Debt Composition

Refer to our 2016 Annual Report on Form 10-K for our debt composition as of December 31, 2016. There were no material changes to our overall debt composition information including but not limited to secured to unsecured ratios, floating rate to fixed rate ratios, weighted average maturity and weighted average interest rate during the six months ended June 30, 2017.

Liquidity Uses

Contractual Obligations

Refer to our 2016 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside of the ordinary course of business, to these contractual obligations during the six months ended June 30, 2017.

Other Liquidity Uses

Development Activities

As of June 30, 2017, we had four development projects under construction.  These projects have a total estimated investment of approximately $1.4 billion of which we have incurred approximately $617 million and committed an additional $588 million. Additionally, as of June 30, 2017, we had committed approximately $36 million for recently completed development projects and we had approximately $6 million in potential future uncommitted tenant costs for two completed projects which may be spent during 2017 depending on leasing activity. Furthermore, we currently believe we may spend an additional $25 - $150 million on potential near-term and future development pipeline projects that we expect we may commence construction on during the remainder of 2017.  Ultimate timing of these expenditures may fluctuate given construction progress and leasing status of the projects.  We expect that any material additional development activities will be funded with borrowings under the unsecured revolving credit facility, the public or private issuance of debt or equity securities or the disposition of assets under our capital recycling program.

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

On July 12, 2017, the Company announced its intent to redeem all 4,000,000 shares of its 6.375% Series H Preferred Stock on August 15, 2017 by payment of $25.00 per share in cash, totaling $100.0 million. Upon redemption of the outstanding Series H Preferred Stock, the Company will incur an associated non-cash charge of $3.7 million as a reduction to net income available to common stockholders in the third quarter of 2017 for the related original issuance costs.

Debt Maturities

We believe our conservative leverage and staggered debt maturities provide us with financial flexibility and enhance our ability to obtain additional sources of liquidity if necessary, and, therefore, we believe we are well-positioned to refinance or repay maturing debt and to pursue our strategy of seeking attractive acquisition opportunities, which we may finance, as necessary, with future public and private issuances of debt and equity securities. However, we can provide no assurance that we will have access to the public or private debt or equity markets in the future on favorable terms or at all. Our next debt maturity is scheduled to occur in February 2018, at which time there will be a principal payoff amount of $122.9 million. We have the option to prepay this debt without penalty in the fourth quarter of 2017. We also have an additional $325.0 million of unsecured senior notes maturing in July 2018.

Potential Future Acquisitions

As discussed in the section “Factors That May Influence Future Results of Operations - Acquisitions” we continue to evaluate strategic opportunities and remain a disciplined buyer of development and redevelopment opportunities as well as value-add operating properties, dependent on market conditions and business cycles, among other factors,  We continue to focus on growth opportunities in West Coast markets populated by knowledge and creative based tenants in a variety of industries, including technology, media, healthcare, life sciences, entertainment and professional services.  Any material acquisitions will be funded with borrowings under the unsecured revolving credit facility, the public or private issuance of debt or equity securities, the disposition of assets under our capital recycling program, the formation of strategic ventures or through the assumption of existing debt. We cannot provide assurance that we will enter into any agreements to acquire properties, or undeveloped land, or that the potential acquisitions contemplated by any agreements we may enter into in the future will be completed.

Share Repurchases

On February 23, 2016, the Company’s Board of Directors approved a 4,000,000 share increase to the Company’s existing share repurchase program bringing the total current repurchase authorization to 4,988,025 shares. As of June 30, 2017, 4,935,826 shares remain eligible for repurchase under the Company’s share repurchase program. Under this program, repurchases may be made in open market transactions at prevailing prices or through privately negotiated transactions. We may elect to repurchase shares of our common stock under this program in the future depending upon various factors, including market conditions, the trading price of our common stock and our other uses of capital. This program does not have a termination date, and repurchases may be discontinued at any time. We intend to fund repurchases, if any, primarily with the proceeds from property dispositions.

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

Debt Covenants

The unsecured revolving credit facility, unsecured term loan facility, unsecured term loan, unsecured senior notes, the Series A and B Notes and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key existing financial covenants and their covenant levels include:

Unsecured Credit Facility and Term Loan Facility (as defined in the applicable Credit Agreements) (1)(2):	Covenant Level	Actual Performance as of June 30, 2017
Total debt to total asset value	less than 60%	26%
Fixed charge coverage ratio	greater than 1.5x	3.3x
Unsecured debt ratio	greater than 1.67x	4.04x
Unencumbered asset pool debt service coverage	greater than 1.75x	4.53x

Unsecured Senior Notes due 2018, 2020, 2023, 2025 and 2029 (as defined in the applicable Indentures):
Total debt to total asset value	less than 60%	33%
Interest coverage	greater than 1.5x	7.2x
Secured debt to total asset value	less than 40%	6%
Unencumbered asset pool value to unsecured debt	greater than 150%	317%
________________________

(1)
In July 2017, the Operating Partnership, amended and restated its unsecured revolving credit facility and unsecured term loan facility (together, the “Facility”). The covenants and actual performance metrics above represent terms and definitions reflected in the Facility based on financial results as of June 30, 2017.  As of June 30, 2017, the Operating Partnership was in compliance on both the prior Amended and Restated Credit Agreement dated as of June 23, 2014 as well as the Facility.

(2)
As of June 30, 2017, the covenant performance under the Unsecured Senior Notes Series A and B due 2027 and 2029 (“private placement notes”), was substantially similar to the Facility; however, the unsecured debt ratio under the private placement notes was 3.66x reflecting definitional differences on unencumbered value. The Operating Partnership was in compliance under the credit agreement of the private placement notes as of June 30, 2017.

The Operating Partnership was in compliance with all of its debt covenants as of June 30, 2017. Our current expectation is that the Operating Partnership will continue to meet the requirements of its debt covenants in both the short and long term. However, in the event of an economic slowdown or continued volatility in the credit markets, there is no certainty that the Operating Partnership will be able to continue to satisfy all of the covenant requirements.

Consolidated Historical Cash Flow Summary

The following summary discussion of our consolidated historical cash flow is based on the consolidated statements of cash flows in Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow for the periods presented below. Changes in our cash flow include changes in cash and cash equivalents and restricted cash. Our historical cash flow activity for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 is as follows:

	Six Months Ended June 30,
	2017	2016	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$178,416	$137,629	$40,787	29.6%
Net cash used in investing activities	(216,018)	(39,069)	(176,949)	452.9%
Net cash provided by financing activities	183,338	136,726	46,612	34.1%

Operating Activities

Our cash flows from operating activities depends on numerous factors including the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, the level of operating expenses, the impact of property acquisitions, completed development projects and related financing activities, and other general and administrative costs. Our net cash provided by operating activities increased by $40.8 million, or 29.6%, for the six months ended June 30, 2017 compared to the six months ended June, 30, 2016 primarily as a result of an increase in cash Net Operating Income generated from our Stabilized Development, Same Store and Acquisition Portfolios. See additional information under the caption “—Results of Operations.”

Investing Activities

Our cash flows from investing activities is generally used to fund development and operating property acquisitions, expenditures for development projects, and recurring and nonrecurring capital expenditures for our operating properties, net of proceeds received from dispositions of real estate assets. Our net cash used in investing activities increased by $176.9 million or 452.9% for the six months ended June 30, 2017, compared to the six months ended June, 30, 2016 primarily due to significantly lower disposition activity during the six months ended June 30, 2017.

Financing Activities

Our cash flows from financing activities is principally impacted by our capital raising activities, net of dividends and distributions paid to common and preferred security holders. Our net cash provided by financing activities increased $46.6 million or 34.1% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to proceeds from the January 2017 common stock offering and the funding of the Company’s Series A and B Senior Notes, partially offset by the March 2017 redemption of the Series G Preferred Stock, the January 2017 payment of the special dividend declared in December 2016 and no borrowings on the unsecured revolving credit facility during the six months ended June 30, 2017.

Off-Balance Sheet Arrangements

As of June 30, 2017 and as of the date this report was filed, we did not have any off-balance sheet transactions, arrangements or obligations, including contingent obligations.

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

The following table presents our FFO for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Net income available to common stockholders	$29,833	$29,535	$56,162	$200,530
Adjustments:
Net income attributable to noncontrolling common units of the Operating Partnership	616	829	1,239	4,439
Net income attributable to noncontrolling interests in consolidated property partnerships	3,242	216	6,375	411
Depreciation and amortization of real estate assets	61,000	52,463	120,734	102,127
Gains on sales of depreciable real estate	—	—	(2,257)	(145,990)
Funds From Operations attributable to noncontrolling interests in consolidated property partnerships	(5,924)	(321)	(11,552)	(602)
Funds From Operations (1)(2)	$88,767	$82,722	$170,701	$160,915
________________________

(1)	Reported amounts are attributable to common stockholders, common unitholders and restricted stock unitholders.

(2)
FFO available to common stockholders and unitholders includes amortization of deferred revenue related to tenant-funded tenant improvements of $4.5 million and $3.2 million for the three months ended June 30, 2017 and 2016, respectively, and $8.2 million and $6.1 million for the six months ended June 30, 2017 and 2016, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about our market risk is disclosed in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and is incorporated herein by reference. There have been no material changes for the six months ended June 30, 2017, to the information provided in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2017, the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

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

As required by SEC Rule 13a-15(b), the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2017, the end of the period covered by this report. Based on the foregoing, the Operating Partnership’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes that occurred during the quarter covered by this report in the Operating Partnership’s internal control over financial reporting identified in connection with the evaluation referenced above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We and our properties are subject to routine litigation incidental to our business. These matters are generally covered by insurance. As of June 30, 2017, we are not a defendant in, and our properties are not subject to, any legal proceedings that we believe, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors included in the Company’s and the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities: None.

(b) Use of Proceeds from Registered Securities: None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

The table below reflects our purchases of common stock during each of the three months in the three-month period ended June 30, 2017.

Period	Total Number of Shares of Stock Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs
April 1, 2017 - April 30, 2017	122	$72.98	—	—
May 1, 2017 - May 31, 2017	247	71.05	—	—
June 1, 2017 - June 30, 2017	—	—	—	—
Total	369	$71.69	—	—
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

On July 24, 2017, the Operating Partnership entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) led by J.P. Morgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, which acted as joint lead arrangers and joint bookrunners. JPMorgan Chase Bank, N.A. is the administrative agent, and Bank of America, N.A. was the syndication agent. PNC Capital Markets, LLC and U.S. Bank National Association acted as joint lead arrangers. Wells Fargo Bank, N.A., PNC Bank, National Association, U.S. Bank National Association, Bank of the West, Barclays Bank PLC, Compass Bank, MUFG Union Bank, N.A., Royal Bank of Canada and Sumitomo Mitsui Banking Corporation acted as co-documentation agents. Other participants in the Credit Agreement included Citibank, N.A., Comerica Bank, KeyBank National Association and The Bank of Nova Scotia.

The Credit Agreement consists of a $750.0 million unsecured revolving credit facility, a $150.0 million increase from the Company’s existing $600.0 million unsecured revolving credit facility, and a $150.0 million unsecured term loan facility. In addition, the Company may elect to borrow, subject to additional lender commitments and the satisfaction of certain conditions, up to an additional $600.0 million under the Credit Agreement for a maximum borrowing capacity of $1.5 billion. The Operating Partnership’s obligations under the Credit Agreement are guaranteed by the Company.

The Operating Partnership expects to use the proceeds from the unsecured revolving credit facility and unsecured term loan facility for general corporate purposes, including funding its development and redevelopment programs, opportunistic acquisitions and repaying long-term debt.

The unsecured revolving credit facility bears interest at an annual rate of LIBOR plus 0.825% to 1.550%, or Base Rate (as defined in the Credit Agreement) plus 0.000% to 0.550%, depending on the Company’s credit ratings. In addition, the Company is required to pay a facility fee of 0.125% to 0.300%, depending on the Company’s credit ratings. As of the date of this filing, the unsecured revolving credit facility bears interest at LIBOR plus 1.00% and has a 0.200% facility fee. The unsecured revolving credit facility matures on July 31, 2022.

The unsecured term loan facility bears interest at an annual rate of LIBOR plus 0.900% to 1.750%, or Base Rate plus 0.000% to 0.750%, depending on the Company’s credit ratings. In addition, the Company is required to pay a facility fee on undrawn commitments of 0.200%. The unsecured term loan facility features two, six-month delay draw options and, as of the date of this filing, bears interest at LIBOR plus 1.10%. The term loan facility matures on July 31, 2022.

The Credit Agreement contains covenants and restrictions requiring the Operating Partnership to meet certain financial ratios and to provide certain information to the lenders. Some of the more restrictive financial covenants include a (i) maximum total debt to total assets ratio, (ii) minimum fixed charge coverage ratio, (iii) maximum secured debt to total assets ratio, (iv) minimum unencumbered assets to unsecured debt ratio and (v) minimum unencumbered asset pool debt service coverage ratio. The Credit Agreement also contains limits on the percentage of the total assets that are attributable to development assets, joint ventures, mortgage and mezzanine notes, retail properties and land held for development for purposes of calculating these ratios. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the unsecured revolving credit facility and unsecured term loan facility becoming immediately due and payable.

A copy of the Credit Agreement is filed as Exhibit 10.3 to this report and is incorporated herein by reference. The description of the Credit Agreement in this report is a summary and is qualified in its entirety by the terms of the Credit Agreement attached hereto as Exhibit 10.3.

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

10.1	General Partner Guaranty Agreement, dated February 17, 2017 (previously filed by Kilroy Realty Corporation on Form 10-Q for the quarter ended March 31, 2017)

10.2†	Kilroy Realty 2006 Incentive Award Plan (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on May 23, 2017)

10.3*	Second Amended and Restated Credit Agreement dated as of July 24, 2017

10.4*	Second Amended and Restated Guaranty dated as of July 24, 2017

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty Corporation

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty Corporation

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty, L.P.

31.4*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty, L.P.

32.1*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty Corporation

32.2*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty Corporation

32.3*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty, L.P.

32.4*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty, L.P.

101.1
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to the Consolidated Financial Statements (unaudited).(1)

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 27, 2017.

KILROY REALTY CORPORATION

By:	/s/ John Kilroy
John Kilroy President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Tyler H. Rose
Tyler H. Rose Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Heidi R. Roth
Heidi R. Roth Executive Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 27, 2017.

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