Form 10-Q
period 2017-09-30
KILROY REALTY CORP; Kilroy Realty, L.P.
filed 2017-10-26
CIK 1025996, 1493976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Kilroy Realty Corporation Yes  ☐     No   ☑
Kilroy Realty, L.P. Yes  ☐     No   ☑
As of October 20, 2017, 98,382,256 shares of Kilroy Realty Corporation common stock, par value $.01 per share, were outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2017 of Kilroy Realty Corporation and Kilroy Realty, L.P. Unless stated otherwise or the context otherwise requires, references to “Kilroy Realty Corporation” or the “Company,” “we,” “our,” and “us” mean Kilroy Realty Corporation, a Maryland corporation, and its controlled and consolidated subsidiaries, and references to “Kilroy Realty, L.P.” or the “Operating Partnership” mean Kilroy Realty, L.P., a Delaware limited partnership and its controlled and consolidated subsidiaries.
The Company is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of September 30, 2017, the Company owned an approximate 97.9% common general partnership interest in the Operating Partnership. The remaining approximate 2.1% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of the Company. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and cause changes in its line of business, capital structure and distribution policies.
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
QUARTERLY REPORT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY CORPORATION

KILROY REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2017	December 31, 2016
ASSETS	(unaudited)
REAL ESTATE ASSETS:
Land and improvements	$1,076,172	$1,108,971
Buildings and improvements	4,871,667	4,938,250
Undeveloped land and construction in progress	1,292,017	1,013,533
Total real estate assets held for investment	7,239,856	7,060,754
Accumulated depreciation and amortization	(1,216,358)	(1,139,853)
Total real estate assets held for investment, net	6,023,498	5,920,901
REAL ESTATE ASSETS AND OTHER ASSETS HELD FOR SALE, NET	—	9,417
CASH AND CASH EQUIVALENTS	64,954	193,418
RESTRICTED CASH (Note 2)	179,276	56,711
MARKETABLE SECURITIES (Note 11)	18,851	14,773
CURRENT RECEIVABLES, NET (Note 3)	18,626	13,460
DEFERRED RENT RECEIVABLES, NET (Note 3)	238,959	218,977
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET	185,420	208,368
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 4)	108,715	70,608
TOTAL ASSETS	$6,838,299	$6,706,633
LIABILITIES AND EQUITY
LIABILITIES:
Secured debt, net (Notes 5 and 11)	$465,828	$472,772
Unsecured debt, net (Notes 5 and 11)	1,909,381	1,847,351
Unsecured line of credit (Notes 5 and 11)	60,000	—
Accounts payable, accrued expenses and other liabilities	271,405	202,391
Accrued dividends and distributions (Note 16)	43,324	222,306
Deferred revenue and acquisition-related intangible liabilities, net	145,556	150,360
Rents received in advance and tenant security deposits	46,925	52,080
Liabilities of real estate assets held for sale	—	56
Total liabilities	2,942,419	2,947,316
COMMITMENTS AND CONTINGENCIES (Note 10)
EQUITY:
Stockholders’ Equity (Note 7):
Preferred stock, $.01 par value, 30,000,000 shares authorized:
6.875% Series G Cumulative Redeemable Preferred stock, $.01 par value, no shares issued and outstanding at 9/30/2017, and 4,000,000 shares authorized, issued and outstanding ($100,000 liquidation preference) at 12/31/2016	—	96,155
6.375% Series H Cumulative Redeemable Preferred stock, $.01 par value, no shares issued and outstanding at 9/30/2017, and 4,000,000 shares authorized, issued and outstanding ($100,000 liquidation preference) at 12/31/2016	—	96,256
Common stock, $.01 par value, 150,000,000 shares authorized, 98,382,256 and 93,219,439 shares issued and outstanding, respectively	984	932
Additional paid-in capital	3,797,546	3,457,649
Distributions in excess of earnings	(108,667)	(107,997)
Total stockholders’ equity	3,689,863	3,542,995
Noncontrolling Interests:
Common units of the Operating Partnership (Note 6)	77,911	85,590
Noncontrolling interests in consolidated property partnerships (Note 1)	128,106	130,732
Total noncontrolling interests	206,017	216,322
Total equity	3,895,880	3,759,317
TOTAL LIABILITIES AND EQUITY	$6,838,299	$6,706,633
See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUES
Rental income	$159,954	$146,539	$475,527	$423,947
Tenant reimbursements	19,665	16,406	58,228	43,948
Other property income	1,915	5,403	7,685	6,032
Total revenues	181,534	168,348	541,440	473,927
EXPENSES
Property expenses	33,070	30,050	97,615	85,236
Real estate taxes	16,371	14,501	50,878	39,378
Provision for bad debts	1,036	—	2,743	—
Ground leases	1,562	909	4,751	2,506
General and administrative expenses	14,514	13,533	43,750	40,949
Acquisition-related expenses (Note 1)	—	188	—	964
Depreciation and amortization	62,567	56,666	185,737	160,452
Total expenses	129,120	115,847	385,474	329,485
OTHER (EXPENSES) INCOME
Interest income and other net investment gains (Note 11)	1,526	538	3,629	1,120
Interest expense (Note 5)	(16,151)	(14,976)	(51,476)	(41,189)
Total other (expenses) income	(14,625)	(14,438)	(47,847)	(40,069)
INCOME FROM OPERATIONS BEFORE GAINS (LOSS) ON SALES OF REAL ESTATE	37,789	38,063	108,119	104,373
Net gain (loss) on sale of land (Note 2)	449	—	449	(295)
Gains on sales of depreciable operating properties (Note 2)	37,250	18,312	39,507	164,302
NET INCOME	75,488	56,375	148,075	268,380
Net income attributable to noncontrolling common units of the Operating Partnership (Note 6)	(1,394)	(1,453)	(2,633)	(5,892)
Net income attributable to noncontrolling interests in consolidated property partnerships	(2,984)	(1,027)	(9,359)	(1,438)
Total income attributable to noncontrolling interests	(4,378)	(2,480)	(11,992)	(7,330)
NET INCOME ATTRIBUTABLE TO KILROY REALTY CORPORATION	71,110	53,895	136,083	261,050
Preferred dividends	(808)	(3,313)	(5,774)	(9,938)
Original issuance costs of redeemed preferred stock and preferred units (Note 7)	(3,744)	—	(7,589)	—
Total preferred dividends	(4,552)	(3,313)	(13,363)	(9,938)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$66,558	$50,582	$122,720	$251,112
Net income available to common stockholders per share – basic (Note 12)	$0.67	$0.54	$1.24	$2.71
Net income available to common stockholders per share – diluted (Note 12)	$0.67	$0.54	$1.23	$2.69
Weighted average common shares outstanding – basic (Note 12)	98,352,139	92,227,016	98,008,780	92,220,522
Weighted average common shares outstanding – diluted (Note 12)	98,911,612	92,920,406	98,591,048	92,831,538
Dividends declared per common share	$0.425	$0.375	$1.225	$1.100

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share and per share/unit data)

		Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings / (Distributions in Excess of Earnings)
BALANCE AS OF DECEMBER 31, 2015	$192,411	92,258,690	$923	$3,047,894	$(70,262)	$3,170,966	$63,620	$3,234,586
Net income					261,050	261,050	7,330	268,380
Issuance of share-based compensation awards				1,339		1,339		1,339
Non-cash amortization of share-based compensation				19,303		19,303		19,303
Exercise of stock options		51,000		2,173		2,173		2,173
Repurchase of common stock, stock options and restricted stock units		(110,528)	(1)	(6,873)		(6,874)		(6,874)
Settlement of restricted stock units for shares of common stock		72,130	1	(1)		—		—
Issuance of common units in connection with acquisition							48,033	48,033
Exchange of common units of the Operating Partnership		1,200		39		39	(39)	—
Initial contribution from noncontrolling interest in consolidated property partnership, net of transaction costs				113,022		113,022	78,654	191,676
Distributions to noncontrolling interests in consolidated property partnerships							(1,139)	(1,139)
Adjustment for noncontrolling interest				14,822		14,822	(14,822)	—
Preferred dividends					(9,938)	(9,938)		(9,938)
Dividends declared per common share and common unit ($1.10 per share/unit)					(102,743)	(102,743)	(2,894)	(105,637)
BALANCE AS OF SEPTEMBER 30, 2016	$192,411	92,272,492	$923	$3,191,718	$78,107	$3,463,159	$178,743	$3,641,902

		Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AS OF DECEMBER 31, 2016	$192,411	93,219,439	$932	$3,457,649	$(107,997)	$3,542,995	$216,322	$3,759,317
Net income					136,083	136,083	11,992	148,075
Redemption of Series G and H Preferred stock (Note 7)	(192,411)				(7,589)	(200,000)		(200,000)
Issuance of common stock (Note 7)		4,427,500	44	308,768		308,812		308,812
Issuance of share-based compensation awards				5,291		5,291		5,291
Non-cash amortization of share-based compensation				19,013		19,013		19,013
Exercise of stock options (Note 9)		282,000	4	12,047		12,051		12,051
Settlement of restricted stock units for shares of common stock		317,848	3	(3)		—		—
Repurchase of common stock, stock options and restricted stock units		(168,881)	(2)	(12,984)		(12,986)		(12,986)
Exchange of common units of the Operating Partnership		304,350	3	10,936		10,939	(10,939)	—
Contributions from noncontrolling interests in consolidated property partnerships						—	250	250
Distributions to noncontrolling interests in consolidated property partnerships						—	(12,234)	(12,234)
Adjustment for noncontrolling interest				(3,171)		(3,171)	3,171	—
Preferred dividends					(5,774)	(5,774)		(5,774)
Dividends declared per common share and common unit ($1.225 per share/unit)					(123,390)	(123,390)	(2,545)	(125,935)
BALANCE AS OF SEPTEMBER 30, 2017	$—	98,382,256	$984	$3,797,546	$(108,667)	$3,689,863	$206,017	$3,895,880

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$148,075	$268,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	181,875	157,587
Depreciation of non-real estate furniture, fixtures and equipment	3,862	2,865
Increase in provision for bad debts	2,743	—
Non-cash amortization of share-based compensation awards	13,617	15,263
Non-cash amortization of deferred financing costs and debt discounts and premiums	2,398	2,020
Non-cash amortization of net below market rents	(6,026)	(5,128)
Gains on sales of depreciable operating properties (Note 2)	(39,507)	(164,302)
(Gain) loss on sale of land (Note 2)	(449)	295
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements	(12,394)	(9,700)
Straight-line rents	(25,537)	(22,856)
Net change in other operating assets	(16,970)	(7,263)
Net change in other operating liabilities	24,855	15,444
Net cash provided by operating activities	276,542	252,605
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for development properties and undeveloped land	(270,839)	(222,719)
Expenditures for operating properties and other capital assets	(61,875)	(81,688)
Net proceeds received from dispositions (Note 2)	182,492	325,031
(Increase) decrease in acquisition-related deposits	(30,490)	1,902
Expenditures for acquisition of operating properties	—	(55,415)
Expenditures for acquisition of undeveloped land	—	(33,513)
Increase in note receivable	—	(1,000)
Net cash used in investing activities	(180,712)	(67,402)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock (Note 7)	308,812	—
Redemption of Series G and H Preferred stock (Note 7)	(200,000)	—
Proceeds from the issuance of unsecured debt (Note 5)	250,000	—
Repayments of unsecured debt (Note 5)	(189,000)	—
Borrowings on unsecured revolving credit facility	70,000	305,000
Repayments on unsecured revolving credit facility	(10,000)	(305,000)
Principal payments on secured debt	(5,740)	(7,254)
Financing costs	(7,480)	(1,485)
Repurchase of common stock and restricted stock units	(12,986)	(6,874)
Proceeds from exercise of stock options	12,051	2,173
Contributions from noncontrolling interests in consolidated property partnerships	250	191,676
Distributions to noncontrolling interests in consolidated property partnerships	(12,234)	(1,139)
Dividends and distributions paid to common stockholders and common unitholders	(297,993)	(101,542)
Dividends and distributions paid to preferred stockholders and preferred unitholders (Note 7)	(7,409)	(9,938)
Net cash (used in) provided by financing activities	(101,729)	65,617
Net (decrease) increase in cash and cash equivalents and restricted cash	(5,899)	250,820
Cash and cash equivalents and restricted cash, beginning of period	250,129	57,204
Cash and cash equivalents and restricted cash, end of period	$244,230	$308,024

See accompanying notes to consolidated financial statements.

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY, L.P.

KILROY REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	September 30, 2017	December 31, 2016
ASSETS	(unaudited)
REAL ESTATE ASSETS:
Land and improvements	$1,076,172	$1,108,971
Buildings and improvements	4,871,667	4,938,250
Undeveloped land and construction in progress	1,292,017	1,013,533
Total real estate assets held for investment	7,239,856	7,060,754
Accumulated depreciation and amortization	(1,216,358)	(1,139,853)
Total real estate assets held for investment, net	6,023,498	5,920,901
REAL ESTATE ASSETS AND OTHER ASSETS HELD FOR SALE, NET	—	9,417
CASH AND CASH EQUIVALENTS	64,954	193,418
RESTRICTED CASH (Note 2)	179,276	56,711
MARKETABLE SECURITIES (Note 11)	18,851	14,773
CURRENT RECEIVABLES, NET (Note 3)	18,626	13,460
DEFERRED RENT RECEIVABLES, NET (Note 3)	238,959	218,977
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET	185,420	208,368
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 4)	108,715	70,608
TOTAL ASSETS	$6,838,299	$6,706,633
LIABILITIES AND CAPITAL
LIABILITIES:
Secured debt, net (Notes 5 and 11)	$465,828	$472,772
Unsecured debt, net (Notes 5 and 11)	1,909,381	1,847,351
Unsecured line of credit (Notes 5 and 11)	60,000	—
Accounts payable, accrued expenses and other liabilities	271,405	202,391
Accrued distributions (Note 16)	43,324	222,306
Deferred revenue and acquisition-related intangible liabilities, net	145,556	150,360
Rents received in advance and tenant security deposits	46,925	52,080
Liabilities of real estate assets held for sale	—	56
Total liabilities	2,942,419	2,947,316
COMMITMENTS AND CONTINGENCIES (Note 10)
CAPITAL:
Partners’ Capital (Note 8):
6.875% Series G Cumulative Redeemable Preferred units, no units issued and outstanding at 9/30/2017, 4,000,000 units issued and outstanding ($100,000 liquidation preference) at 12/31/2016	—	96,155
6.375% Series H Cumulative Redeemable Preferred units, no units issued and outstanding at 9/30/2017, 4,000,000 units issued and outstanding ($100,000 liquidation preference) at 12/31/2016	—	96,256
Common units, 98,382,256 and 93,219,439 held by the general partner and 2,077,193 and 2,381,543 held by common limited partners issued and outstanding, respectively	3,763,078	3,431,768
Total partners’ capital	3,763,078	3,624,179
Noncontrolling interests in consolidated property partnerships and subsidiaries (Note 1)	132,802	135,138
Total capital	3,895,880	3,759,317
TOTAL LIABILITIES AND CAPITAL	$6,838,299	$6,706,633

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUES
Rental income	$159,954	$146,539	$475,527	$423,947
Tenant reimbursements	19,665	16,406	58,228	43,948
Other property income	1,915	5,403	7,685	6,032
Total revenues	181,534	168,348	541,440	473,927
EXPENSES
Property expenses	33,070	30,050	97,615	85,236
Real estate taxes	16,371	14,501	50,878	39,378
Provision for bad debts	1,036	—	2,743	—
Ground leases	1,562	909	4,751	2,506
General and administrative expenses	14,514	13,533	43,750	40,949
Acquisition-related expenses (Note 1)	—	188	—	964
Depreciation and amortization	62,567	56,666	185,737	160,452
Total expenses	129,120	115,847	385,474	329,485
OTHER (EXPENSES) INCOME
Interest income and other net investment gains (Note 11)	1,526	538	3,629	1,120
Interest expense (Note 5)	(16,151)	(14,976)	(51,476)	(41,189)
Total other (expenses) income	(14,625)	(14,438)	(47,847)	(40,069)
INCOME FROM OPERATIONS BEFORE GAINS (LOSS) ON SALES OF REAL ESTATE	37,789	38,063	108,119	104,373
Net gain (loss) on sale of land (Note 2)	449	—	449	(295)
Gains on sales of depreciable operating properties (Note 2)	37,250	18,312	39,507	164,302
NET INCOME	75,488	56,375	148,075	268,380
Net income attributable to noncontrolling interests in consolidated property partnerships and subsidiaries	(3,086)	(1,121)	(9,648)	(1,703)
NET INCOME ATTRIBUTABLE TO KILROY REALTY, L.P.	72,402	55,254	138,427	266,677
Preferred distributions	(808)	(3,313)	(5,774)	(9,938)
Original issuance costs of redeemed preferred units (Note 8)	(3,744)	—	(7,589)	—
Total preferred distributions	(4,552)	(3,313)	(13,363)	(9,938)
NET INCOME AVAILABLE TO COMMON UNITHOLDERS	$67,850	$51,941	$125,064	$256,739
Net income available to common unitholders per unit – basic (Note 13)	$0.67	$0.54	$1.23	$2.70
Net income available to common unitholders per unit – diluted (Note 13)	$0.67	$0.54	$1.23	$2.68
Weighted average common units outstanding – basic (Note 13)	100,429,332	94,858,292	100,160,595	94,630,183
Weighted average common units outstanding – diluted (Note 13)	100,988,805	95,551,682	100,742,863	95,241,199
Dividends declared per common unit	$0.425	$0.375	$1.225	$1.100

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(Unaudited; in thousands, except unit and per unit data)

	Partners’ Capital			Total Partners’ Capital	Noncontrolling Interests in Consolidated Property Partnerships and Subsidiaries
	Preferred Units	Number of Common Units	Common Units			Total Capital
BALANCE AS OF DECEMBER 31, 2015	$192,411	94,023,465	$3,031,609	$3,224,020	$10,566	$3,234,586
Net income			266,677	266,677	1,703	268,380
Issuance of common units in connection with acquisition		867,701	48,033	48,033		48,033
Issuance of share-based compensation awards			1,339	1,339		1,339
Non-cash amortization of share-based compensation			19,303	19,303		19,303
Exercise of stock options		51,000	2,173	2,173		2,173
Repurchase of common units, stock options and restricted stock units		(110,528)	(6,874)	(6,874)		(6,874)
Settlement of restricted stock units		72,130	—	—		—
Initial contribution from noncontrolling interest in consolidated property partnership, net of transaction costs			113,022	113,022	78,654	191,676
Distributions to noncontrolling interests in consolidated property partnerships					(1,139)	(1,139)
Preferred distributions			(9,938)	(9,938)		(9,938)
Distributions declared per common unit ($1.10 per unit)			(105,637)	(105,637)		(105,637)
BALANCE AS OF SEPTEMBER 30, 2016	$192,411	94,903,768	$3,359,707	$3,552,118	$89,784	$3,641,902

	Partners’ Capital			Total Partners’ Capital	Noncontrolling Interests in Consolidated Property Partnerships and Subsidiaries
	Preferred Units	Number of Common Units	Common Units			Total Capital
BALANCE AS OF DECEMBER 31, 2016	$192,411	95,600,982	$3,431,768	$3,624,179	$135,138	$3,759,317
Net income			138,427	138,427	9,648	148,075
Redemption of Series G and H Preferred units (Note 8)	(192,411)		(7,589)	(200,000)		(200,000)
Issuance of common units (Note 8)		4,427,500	308,812	308,812		308,812
Issuance of share-based compensation awards			5,291	5,291		5,291
Non-cash amortization of share-based compensation			19,013	19,013		19,013
Exercise of stock options (Note 9)		282,000	12,051	12,051		12,051
Settlement of restricted stock units		317,848	—	—		—
Repurchase of common units, stock options and restricted stock units		(168,881)	(12,986)	(12,986)		(12,986)
Contributions from noncontrolling interests in consolidated property partnerships					250	250
Distributions to noncontrolling interests in consolidated property partnerships					(12,234)	(12,234)
Preferred distributions			(5,774)	(5,774)		(5,774)
Distributions declared per common unit ($1.225 per unit)			(125,935)	(125,935)		(125,935)
BALANCE AS OF SEPTEMBER 30, 2017	$—	100,459,449	$3,763,078	$3,763,078	$132,802	$3,895,880

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$148,075	$268,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	181,875	157,587
Depreciation of non-real estate furniture, fixtures and equipment	3,862	2,865
Increase in provision for bad debts	2,743	—
Non-cash amortization of share-based compensation awards	13,617	15,263
Non-cash amortization of deferred financing costs and debt discounts and premiums	2,398	2,020
Non-cash amortization of net below market rents	(6,026)	(5,128)
Gains on sales of depreciable operating properties (Note 2)	(39,507)	(164,302)
(Gain) loss on sale of land (Note 2)	(449)	295
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements	(12,394)	(9,700)
Straight-line rents	(25,537)	(22,856)
Net change in other operating assets	(16,970)	(7,263)
Net change in other operating liabilities	24,855	15,444
Net cash provided by operating activities	276,542	252,605
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for development properties and undeveloped land	(270,839)	(222,719)
Expenditures for operating properties and other capital assets	(61,875)	(81,688)
Net proceeds received from dispositions (Note 2)	182,492	325,031
(Increase) decrease in acquisition-related deposits	(30,490)	1,902
Expenditures for acquisition of operating properties	—	(55,415)
Expenditures for acquisition of undeveloped land	—	(33,513)
Increase in note receivable	—	(1,000)
Net cash used in investing activities	(180,712)	(67,402)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common units (Note 8)	308,812	—
Redemption of Series G and H Preferred units (Note 8)	(200,000)	—
Proceeds from the issuance of unsecured debt (Note 5)	250,000	—
Repayments of unsecured debt (Note 5)	(189,000)	—
Borrowings on unsecured revolving credit facility	70,000	305,000
Repayments on unsecured revolving credit facility	(10,000)	(305,000)
Principal payments on secured debt	(5,740)	(7,254)
Financing costs	(7,480)	(1,485)
Repurchase of common units and restricted stock units	(12,986)	(6,874)
Proceeds from exercise of stock options	12,051	2,173
Contributions from noncontrolling interests in consolidated property partnerships	250	191,676
Distributions to noncontrolling interests in consolidated property partnerships	(12,234)	(1,139)
Distributions paid to common unitholders	(297,993)	(101,542)
Distributions paid to preferred unitholders (Note 8)	(7,409)	(9,938)
Net cash (used in) provided by financing activities	(101,729)	65,617
Net (decrease) increase in cash and cash equivalents and restricted cash	(5,899)	250,820
Cash and cash equivalents and restricted cash, beginning of period	250,129	57,204
Cash and cash equivalents and restricted cash, end of period	$244,230	$308,024

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

Our stabilized portfolio of operating properties was comprised of the following properties at September 30, 2017:

	Number of Buildings	Rentable Square Feet (unaudited)	Number of Tenants	Percentage Occupied (unaudited)	Percentage Leased (unaudited)
Stabilized Office Properties	101	13,720,598	515	94.0%	96.2%

	Number of Buildings	Number of Units	Percentage Occupied (unaudited)	Percentage Leased (unaudited)
Stabilized Residential Property	1	200	72.0%	74.5%

Our stabilized portfolio includes all of our properties with the exception of development and redevelopment properties currently under construction or committed for construction, “lease-up” properties, real estate assets held for sale and undeveloped land. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We define “lease-up” properties as office properties we recently developed or redeveloped that have not yet reached 95% occupancy and are within one year following cessation of major construction activities. There were no operating properties in “lease-up” or held for sale as of September 30, 2017.

During the nine months ended September 30, 2017, we added one development project to our stabilized office portfolio consisting of 365,359 rentable square feet in Hollywood, California. As of September 30, 2017, the following properties were excluded from our stabilized portfolio. We did not have any redevelopment properties at September 30, 2017.

	Number of Properties/Projects	Estimated Rentable Square Feet (1)
Development projects under construction (2)	4	1,800,000
________________________

(1)	Estimated rentable square feet upon completion.

(2)	Development projects under construction also include 96,000 square feet of retail space and 237 residential units in addition to the estimated office rentable square feet noted above.

Our stabilized portfolio also excludes our near-term and future development pipeline, which as of September 30, 2017 was comprised of five development sites, representing approximately 47 gross acres of undeveloped land.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of September 30, 2017, all of our properties and development projects were owned and all of our business was conducted in the state of California with the exception of twelve office properties and one development project under construction located in the state of Washington. All of our properties and development projects are 100% owned, excluding four office properties owned by three consolidated property partnerships.

Two of the three property partnerships, 100 First Street Member, LLC (“100 First LLC”) and 303 Second Street Member, LLC (“303 Second LLC”), each owned one office property in San Francisco, California through subsidiary REITs. As of September 30, 2017, the Company owned a 56% common equity interest in both 100 First LLC and 303 Second LLC. The third property partnership, Redwood City Partners, LLC (“Redwood LLC”) owned two office properties in Redwood City, California. As of September 30, 2017, the Company owned an approximate 93% common equity interest in Redwood LLC. The remaining interests in all three property partnerships were owned by unrelated third parties.

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

As of September 30, 2017, the Company owned an approximate 97.9% common general partnership interest in the Operating Partnership. The remaining approximate 2.1% common limited partnership interest in the Operating Partnership as of September 30, 2017 was owned by non-affiliated investors and certain of our executive officers and directors (see Note 6). Both the general and limited common partnership interests in the Operating Partnership are denominated in common units. Generally, the number of common units held by the Company is equivalent to the number of outstanding shares of the Company’s common stock, and the rights of all the common units to quarterly distributions and payments in liquidation mirror those of the Company’s common stockholders. The common limited partners have certain redemption rights as provided in the Operating Partnership’s Seventh Amended and Restated Agreement of Limited Partnership, as amended, the “Partnership Agreement.”

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

Variable Interest Entities
The Operating Partnership is a variable interest entity (“VIE”) of the Company as the Operating Partnership is a limited partnership in which the common limited partners do not have substantive kick-out or participating rights. At September 30, 2017, the consolidated financial statements of the Company included two VIEs in addition to the Operating Partnership: 100 First LLC and 303 Second LLC. At September 30, 2017, the Company and the Operating Partnership were determined to be the primary beneficiaries of these two VIEs since we had the ability to control the activities that most significantly impact each of the VIE’s economic performance. As of September 30, 2017, these two VIEs’ total assets, liabilities and noncontrolling interests included on our consolidated balance sheet were approximately $429.4 million (of which $383.7 million related to real estate held for investment), approximately $151.4 million and approximately $121.8 million, respectively. Revenues, income and net assets

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

generated by 100 First LLC and 303 Second LLC may only be used to settle its contractual obligations, which primarily consist of operating expenses, capital expenditures and required distributions.

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
Adoption of New Accounting Pronouncements
Effective January 1, 2017, the Company adopted FASB ASU No. 2017-01 (“ASU 2017-01”) which clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework provides a screen for determining whether an integrated set of assets is a business combination or an asset acquisition and clarifies that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar assets, the set of assets and activities is deemed not to meet the definition of a business. As a result of our adoption of the guidance, which we adopted on a prospective basis, the Company expects that most of our future acquisitions of operating properties and development properties that were previously accounted for as business combinations will instead be accounted for as asset acquisitions under the new guidance. In addition, we expect that most of the transaction costs associated with these future acquisitions will be capitalized as part of the purchase price of the acquisition instead of being expensed as incurred to acquisition-related expenses. The Company did not have any acquisitions of operating properties during the nine months ended September 30, 2017.
Also effective January 1, 2017, the Company adopted ASU No. 2016-18 (“ASU 2016-18”) which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The Company adopted ASU 2016-18 on a retrospective basis. Therefore, amounts generally described as restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Company’s consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016. As a result of the adoption of ASU 2016-18, the change in restricted cash is no longer presented as a separate line item within cash flows from investing activities on the Company’s consolidated statements of cash flows since such balances are now included in total cash at both the beginning and end of the reporting period. As a result, for the nine months ended September 30, 2016, the Company had net cash used in investing activities of $67.4 million instead of net cash used in investing activities of $124.2 million as previously reported since the Company had an increase in restricted cash of $56.8 million during the nine months ended September 30, 2016 primarily due to $48.4 million of restricted cash that was held at qualified intermediaries to facilitate potential future Section1031 Exchanges.
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
We are currently conducting our evaluation of the impact of the guidance on our consolidated financial statements and have an active project team working on the evaluation and implementation of the guidance. We currently believe that the adoption of

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the standard will not significantly change the accounting for operating leases on our consolidated balance sheets where we are the lessor, and that such leases will be accounted for in a similar method to existing standards with the underlying leased asset being reported and recognized as a real estate asset. We currently expect that certain non-lease components will need to be accounted for separately from the lease components, with the lease components continuing to be recognized on a straight-line basis over the term of the lease and certain non-lease components (such as common area maintenance) being accounted for under the new revenue recognition guidance in ASU 2014-09 discussed below, even when revenue for such non-lease components is not separately stipulated in the lease. In addition, under ASU 2016-02, lessors will only be permitted to capitalize and amortize incremental direct leasing costs. As a result, we expect that upon the adoption of the standard, we will no longer be able to capitalize and amortize certain leasing related costs and instead will expense these costs as incurred. We currently expect this could have a material impact to the Company’s results of operations upon adoption of the standard.
For leases where we are the lessee, specifically for our ground leases, we currently believe that the adoption of the standard will significantly change the accounting on our consolidated balance sheets since both existing ground leases and any future ground leases will be required to be recorded on the Company’s consolidated balance sheets as an obligation of the Company. We currently believe that existing ground leases executed before the January 1, 2019 adoption date will continue to be accounted for as operating leases and will not have a material impact on our recognition of ground lease expense or our results of operations. However, we believe that we will be required to recognize a right of use asset and a lease liability on our consolidated balance sheets equal to the present value of the minimum lease payments required in accordance with each ground lease. As of September 30, 2017, our future undiscounted minimum rental payments under these leases totaled $252.8 million, with several of the leases containing provisions for rental payments to fluctuate based on fair market value and operating income measurements with expirations through 2093. In addition, we currently believe that for new ground leases entered into after the adoption date of the new standard, such leases could be required to be accounted for as a financing type lease, resulting in ground lease expense recorded using the effective interest method instead of on a straight-line basis over the term of the lease. This could have a significant impact on our results of operations if we enter into material new ground leases after the date of adoption since ground lease expense calculated using the effective interest method results in an increased amount of ground lease expense in the earlier years of a ground lease as compared to the current straight-line method.
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
We have compiled an inventory of the sources of revenue that will be impacted by ASU 2014-09. Specifically, we have evaluated the impact of the guidance on timing of gain recognition for dispositions and currently do not believe there will be a material impact to our consolidated financial statements given the simplicity of the Company’s historical disposition transactions. In addition, we currently believe that certain non-lease components of revenue from leases such as common area maintenance and certain types of parking revenue may be impacted by ASU 2014-09 when we adopt ASU 2016-02 on January 1, 2019. We are in the process of evaluating the impact on these non-lease revenue components and currently believe the impact will be limited to the income statement presentation of revenue and not the total amount of revenue recognized.
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

2.    Dispositions

The following table summarizes the properties sold during the nine months ended September 30, 2017.

Location	Property Type	Month of Disposition	Number of Buildings	Rentable Square Feet	Sales Price (1) (in millions)
5717 Pacific Center Boulevard, San Diego, CA (2)	Office	January	1	67,995	$12.1
Sorrento Mesa and Mission Valley Properties (3)	Office	September	10	675,143	174.5
Total Dispositions			11	743,138	$186.6

________________________

(1)	Represents gross sales price before the impact of broker commissions and closing costs.

(2)	This property was classified as held for sale at December 31, 2016.

(3)
The Sorrento Mesa and Mission Valley Properties includes the following properties: 10390, 10394, 10398, 10421, 10445 and 10455 Pacific Center Court, 2355, 2365, 2375 and 2385 Northside Drive and Pacific Corporate Center - Lot 8, a 5.0 acre undeveloped land parcel.

The total gain on the operating properties and land sold during the nine months ended September 30, 2017 was $39.5 million and $0.4 million, respectively. As of September 30, 2017, approximately $170.6 million of net proceeds related to the Sorrento Mesa and Mission Valley Properties disposition were temporarily being held at qualified intermediaries, at our direction, for the purpose of facilitating potential future Section 1031 Exchanges. The cash proceeds are included in restricted cash on our consolidated balance sheets as of September 30, 2017.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.    Receivables

Current Receivables, net

Current receivables, net is primarily comprised of contractual rents and other lease-related obligations due from tenants. The balance consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(in thousands)
Current receivables	$20,746	$15,172
Allowance for uncollectible tenant receivables	(2,120)	(1,712)
Current receivables, net	$18,626	$13,460

Deferred Rent Receivables, net

Deferred rent receivables, net consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(in thousands)
Deferred rent receivables	$241,929	$220,501
Allowance for deferred rent receivables	(2,970)	(1,524)
Deferred rent receivables, net	$238,959	$218,977

4.    Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net consisted of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(in thousands)
Furniture, fixtures and other long-lived assets, net	$39,889	$40,395
Notes receivable (1)	19,838	19,439
Prepaid expenses & acquisition deposits	48,988	10,774
Total prepaid expenses and other assets, net	$108,715	$70,608
_______________

(1)	Approximately $15.1 million of our notes receivable are secured by real estate.

5.    Secured and Unsecured Debt of the Operating Partnership

Unsecured Senior Notes - Private Placement

On February 17, 2017, the Operating Partnership issued the $175.0 million principal amount of its 3.35% Senior Notes, Series A, due February 17, 2027 (the “Series A Notes”), and the $75.0 million principal amount of its 3.45% Senior Notes, Series B, due February 17, 2029 (the “Series B Notes” and, together with the Series A Notes, the “Series A and B Notes”). The Series A and B Notes were issued pursuant to a delayed draw option under a Note Purchase Agreement entered into in connection with a private placement in September 2016. As of September 30, 2017, there was $175.0 million and $75.0 million issued and outstanding aggregate principal amount of Series A and B Notes, respectively. The Series A Notes mature on February 17, 2027, and the Series B Notes mature on February 17, 2029, unless earlier redeemed or prepaid pursuant to the terms of the Note Purchase Agreement. Interest on the Series A and B Notes is payable semi-annually in arrears on February 17 and August 17 of each year.

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

Unsecured Revolving Credit Facility and Term Loan Facility

In July 2017, the Operating Partnership amended and restated the terms of its unsecured revolving credit facility and unsecured term loan facility (together, the “Facility”). The amendment and restatement increased the size of the unsecured revolving credit facility from $600.0 million to $750.0 million, maintained the size of the unsecured term loan facility of $150.0 million, reduced the borrowing costs and extended the maturity date of the Facility to July 2022. The unsecured term loan facility features two six-month delayed draw options.

The following table summarizes the balance and terms of our unsecured revolving credit facility as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(in thousands)
Outstanding borrowings	$60,000	$—
Remaining borrowing capacity	690,000	600,000
Total borrowing capacity (1)	$750,000	$600,000
Interest rate (2)	2.24%	1.82%
Facility fee-annual rate (3)	0.200%
Maturity date	July 2022	July 2019
________________________

(1)
We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $600.0 million under an accordion feature under the terms of the unsecured revolving credit facility and unsecured term loan facility.

(2)	Our unsecured revolving credit facility interest rate was calculated based on an annual rate of LIBOR plus 1.000% and LIBOR plus 1.050% as of September 30, 2017 and December 31, 2016, respectively.

(3)
Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of September 30, 2017 and December 31, 2016, $6.3 million and $3.3 million of unamortized deferred financing costs, respectively, remained to be amortized through the maturity date of our unsecured revolving credit facility, which are included in prepaid expenses and other assets, net on our consolidated balance sheets.

The Company intends to borrow under the unsecured revolving credit facility from time to time for general corporate purposes, to finance development and redevelopment expenditures, to fund potential acquisitions and to potentially repay long-term debt.

The following table summarizes the balance and terms of our unsecured term loan facility as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(in thousands)
Outstanding borrowings (1)	$—	$150,000
Remaining borrowing capacity	150,000	—
Total borrowing capacity (2)	$150,000	$150,000
Interest rate (3)	2.33%	1.85%
Undrawn facility fee-annual rate (4)	0.200%	—%
Maturity date	July 2022	July 2019
________________________

(1)
In July 2017, the unsecured term loan facility was paid down and the Facility was amended to include two, six-month delayed draw options on the unsecured term loan facility. The Company may draw on the unsecured term loan facility through July 2018, at which time the outstanding balance will become the balance of the unsecured term loan facility and no additional draws may be made. However, if the Company does not draw at least $75.0 million by the end of first option term in January 2018, the total borrowing capacity under the Facility will be reduced by 50% of the unutilized borrowing capacity at that time. The Company intends to draw $75.0 million prior to the end of the first option term in January 2018.

(2)
As of September 30, 2017 and December 31, 2016, $1.2 million and $0.7 million of unamortized deferred financing costs, respectively, remained to be amortized through the maturity date of our unsecured term loan facility.

(3)	Our unsecured term loan facility interest rate was calculated based on an annual rate of LIBOR plus 1.100% and LIBOR plus 1.150% as of September 30, 2017 and December 31, 2016, respectively.

(4)	In July 2017, the Facility was amended to include a facility fee on the remaining borrowing capacity of the unsecured term loan facility, which is paid on a monthly basis.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Additionally, as of December 31, 2016 the Operating Partnership had a $39.0 million unsecured term loan outstanding with an annual interest rate of LIBOR plus 1.150% that was to mature in July 2019. As of December 31, 2016, $0.2 million of unamortized deferred financing costs remained to be amortized through the maturity date of our unsecured term loan. Concurrently with the amendment of the Facility, the Operating Partnership repaid its $39.0 million unsecured term loan.

Debt Covenants and Restrictions

The unsecured revolving credit facility, the unsecured term loan facility, the unsecured term loan, the unsecured senior notes, the Series A and B Notes and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a minimum fixed-charge coverage ratio, a minimum unsecured debt ratio and a minimum unencumbered asset pool debt service coverage ratio. Noncompliance with one or more of the covenants and restrictions could result in the full principal balance of the associated debt becoming immediately due and payable. We believe we were in compliance with all of our debt covenants as of September 30, 2017.

Debt Maturities

The following table summarizes the stated debt maturities and scheduled amortization payments of our issued and outstanding debt, excluding unamortized debt discounts, premiums and deferred financing costs, as of September 30, 2017:

Year	(in thousands)
Remaining 2017	$1,545
2018	451,669
2019	76,309
2020	255,137
2021	5,342
Thereafter	1,659,023
Total (1)	$2,449,025
________________________

(1)
Includes gross principal balance of outstanding debt before the effect of the following at September 30, 2017: $10.9 million of unamortized deferred financing costs, $6.0 million of unamortized discounts for the unsecured senior notes and $3.0 million of unamortized premiums for the secured debt.

Capitalized Interest and Loan Fees

The following table sets forth gross interest expense, including debt discount/premium and deferred financing cost amortization, net of capitalized interest, for the three and nine months ended September 30, 2017 and 2016. The interest expense capitalized was recorded as a cost of development and increased the carrying value of undeveloped land and construction in progress.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Gross interest expense	$28,331	$26,184	$84,577	$79,027
Capitalized interest and deferred financing costs	(12,180)	(11,208)	(33,101)	(37,838)
Interest expense	$16,151	$14,976	$51,476	$41,189

6.    Noncontrolling Interests on the Company’s Consolidated Financial Statements

Common Units of the Operating Partnership

The Company owned an approximate 97.9%, 97.5% and 97.2% common general partnership interest in the Operating Partnership as of September 30, 2017, December 31, 2016 and September 30, 2016, respectively. The remaining approximate 2.1%, 2.5% and 2.8% common limited partnership interest as of September 30, 2017, December 31, 2016 and September 30, 2016, respectively, was owned by non-affiliated investors and certain of our executive officers and directors in the form of noncontrolling common units. There were 2,077,193, 2,381,543 and 2,631,276 common units outstanding held by these investors, executive officers and directors as of September 30, 2017, December 31, 2016 and September 30, 2016, respectively.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The noncontrolling common units may be redeemed by unitholders for cash. Except under certain circumstances, we, at our option, may satisfy the cash redemption obligation with shares of the Company’s common stock on a one-for-one basis. If satisfied in cash, the value for each noncontrolling common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable redemption date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $145.6 million and $174.9 million as of September 30, 2017 and December 31, 2016, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each noncontrolling common unit in the event of our termination or liquidation. In the event of our termination or liquidation, it is expected in most cases that each common unit would be entitled to a liquidating distribution equal to the liquidating distribution payable in respect of each share of the Company’s common stock.

7.    Stockholders’ Equity of the Company

Preferred Stock Redemption

On August 15, 2017, the Company redeemed all 4,000,000 shares of its 6.375% Series H Cumulative Redeemable Preferred Stock (“Series H Preferred Stock”). The shares of Series H Preferred Stock were redeemed at a redemption price equal to their stated liquidation preference of $25.00 per share, representing $100.0 million in aggregate. The redemption payment did not include any additional accrued dividends because the redemption date was also the dividend payment date.

On March 30, 2017 (the “Series G Redemption Date”), the Company redeemed all 4,000,000 shares of its 6.875% Series G Cumulative Redeemable Preferred Stock (“Series G Preferred Stock”). The shares of Series G Preferred Stock were redeemed at a redemption price equal to their stated liquidation preference of $25.00 per share, representing $100.0 million in aggregate, plus all accrued and unpaid dividends to the Series G Redemption Date.

During the three and nine months ended September 30, 2017, we recognized non-recurring non-cash charges of $3.7 million and $7.6 million, respectively, as a reduction to net income available to common stockholders for the original issuance costs related to the Series G and Series H Preferred Stock.

Common Stock Issuance

In January 2017, the Company completed an underwritten public offering of 4,427,500 shares of its common stock. The net offering proceeds, after deducting underwriting discounts and offering expenses, were approximately $308.8 million. We used a portion of the proceeds to partially fund our 2016 special dividend and used the remaining proceeds for general corporate uses, to fund development expenditures and to repay outstanding indebtedness.

At-The-Market Stock Offering Program

Under our current at-the-market stock offering program, which commenced in December 2014, we may offer and sell shares of our common stock having an aggregate gross sales price of up to $300.0 million from time to time in “at-the-market” offerings. No shares of common stock were sold under this program during the nine months ended September 30, 2017. Since commencement of the program through September 30, 2017, we have sold 2,459,165 shares of common stock having an aggregate gross sales price of $182.4 million. As of September 30, 2017, shares of common stock having an aggregate gross sales price of up to $117.6 million remain available to be sold under this program. Actual future sales will depend upon a variety of factors, including but not limited to market conditions, the trading price of the Company’s common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.    Partners’ Capital of the Operating Partnership

Preferred Stock Redemption

On August 15, 2017, the Company redeemed all 4,000,000 shares of its 6.375% Series H Preferred Stock. For each share of Series H Preferred Stock that was outstanding, the Company had an equivalent number of 6.375% Series H Preferred Units (“Series H Preferred Units”) outstanding with substantially similar terms as the Series H Preferred Stock. In connection with the redemption of the Series H Preferred Stock, the Series H Preferred Units held by the Company were redeemed by the Operating Partnership.

On March 30, 2017, the Company redeemed all 4,000,000 shares of its 6.875% Series G Preferred Stock. For each share of Series G Preferred Stock that was outstanding, the Company had an equivalent number of 6.875% Series G Preferred Units (“Series G Preferred Units”) outstanding with substantially similar terms as the Series G Preferred Stock. In connection with the redemption of the Series G Preferred Stock, the Series G Preferred Units held by the Company were redeemed by the Operating Partnership.

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

Common Units Outstanding

The following table sets forth the number of common units held by the Company and the number of common units held by non-affiliated investors and certain of our executive officers and directors in the form of noncontrolling common units as well as the ownership interest held on each respective date:

	September 30, 2017	December 31, 2016	September 30, 2016
Company owned common units in the Operating Partnership	98,382,256	93,219,439	92,272,492
Company owned general partnership interest	97.9%	97.5%	97.2%
Noncontrolling common units of the Operating Partnership	2,077,193	2,381,543	2,631,276
Ownership interest of noncontrolling interest	2.1%	2.5%	2.8%

For further discussion of the noncontrolling common units as of September 30, 2017 and December 31, 2016, refer to Note 6.

9.    Share-Based Compensation

Stockholder Approved Equity Compensation Plans

As of September 30, 2017, we maintained one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan, as amended (the “2006 Plan”). As of September 30, 2017, 2,004,127 shares were available for grant under the 2006 Plan. The calculation of shares available for grant is presented after taking into account a reserve for a sufficient number of shares to cover the vesting and payment of 2006 Plan awards that were outstanding on that date, including performance-based vesting awards at (i) levels actually achieved for the performance conditions (as defined below) for which the performance period has been completed and (ii) at target levels for the performance or market conditions (as defined below) for awards still in a performance period.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2017 Performance-Based RSU Grant

The 2017 Performance-Based RSUs are scheduled to vest at the end of a three-year period based upon the achievement of pre-set FFO per share goals for the year ending December 31, 2017 (the “FFO performance condition”) and also based upon either the average FAD per share growth or the Company’s average debt to EBITDA ratio (the “other performance conditions”) or the average annual relative total stockholder return ranking for the Company compared to an established comparison group of companies (the “market condition”) for the three-year period ending December 31, 2019. The 2017 Performance-Based RSUs are also subject to a three-year service vesting provision and are scheduled to cliff vest at the end of the three-year period. The number of 2017 Performance-Based RSUs ultimately earned could fluctuate from the target number of 2017 Performance-Based RSUs granted based upon the levels of achievement for the FFO performance condition, the other performance conditions and the market condition. The estimate of the number of 2017 Performance-Based RSUs earned is evaluated quarterly during the performance period based on our estimate for each of the performance conditions measured against the applicable goals. As of September 30, 2017, the number of 2017 Performance-Based RSUs estimated to be earned based on the Company’s estimate of the performance conditions measured against the applicable goals was 130,956, and the compensation cost recorded to date for this program was based on that estimate. Compensation expense for the 2017 Performance-Based RSU grant will be recorded on a straight-line basis over the three-year period.

Each 2017 Performance-Based RSU represents the right, subject to the applicable vesting conditions, to receive one share of our common stock in the future. The total fair value of the 2017 Performance-Based RSU grant was $10.3 million at February 24, 2017. The determination of the fair value of the 2017 Performance-Based RSU grant with other performance conditions takes into consideration the likelihood of achievement of the FFO performance condition and the other performance conditions. The grant date fair value for the performance awards with a market condition was calculated using a Monte Carlo simulation pricing model based on the assumptions in the table below. For the portion of the 2017 Performance-Based RSUs subject to the market condition, for the nine months ended September 30, 2017, we recorded compensation expense based upon the $80.89 fair value at February 24, 2017. The following table summarizes the assumptions utilized in the Monte Carlo simulation pricing model:

Fair Value Assumptions
Fair value per share at February 24, 2017	$80.89
Expected share price volatility	21.00%
Risk-free interest rate	1.39%
Remaining expected life	2.8 years

The computation of expected volatility is based on a blend of the historical volatility of our shares of common stock over approximately 5.6 years, as that is expected to be most consistent with future volatility and equates to a time period twice as long as the approximate 2.8-year remaining performance period of the RSUs and implied volatility data based on the observed pricing of six month publicly-traded options on our shares of common stock. The risk-free interest rate is based on the yield curve on zero-coupon U.S. Treasury STRIP securities in effect at February 24, 2017. The expected life of the RSUs is equal to the remaining 2.8 year vesting period as of February 24, 2017.

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

Share-Based Award Activity

During the nine months ended September 30, 2017, 282,000 non-qualified stock options were exercised at an exercise price per share equal to $42.61. As of September 30, 2017, there were 29,500 stock options outstanding.

Share-Based Compensation Cost Recorded During the Period

The total compensation cost for all share-based compensation programs was $6.4 million and $6.8 million for the three months ended September 30, 2017 and 2016, respectively, and $19.0 million and $19.3 million for the nine months ended September

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

30, 2017 and 2016, respectively. Of the total share-based compensation costs, $1.7 million and $1.5 million was capitalized as part of real estate assets and deferred leasing costs for the three months ended September 30, 2017 and 2016, respectively, and $5.4 million and $4.0 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, there was approximately $30.9 million of total unrecognized compensation cost related to nonvested incentive awards granted under share-based compensation arrangements that is expected to be recognized over a weighted-average period of 1.9 years. The remaining compensation cost related to these nonvested incentive awards had been recognized in periods prior to September 30, 2017.

10.    Commitments and Contingencies

General

As of September 30, 2017, we had commitments of approximately $755.0 million, excluding our ground lease commitments, for contracts and executed leases directly related to our operating properties and development projects.

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

As of September 30, 2017, we had accrued environmental remediation liabilities of approximately $27.1 million recorded on our consolidated balance sheets in connection with certain of our future development projects. It is possible that we could incur additional environmental remediation costs in connection with these future development projects.  However, given we are in the pre-development phase on these future development projects, potential additional environmental costs are not reasonably estimable at this time and certain changes in estimates could occur as the site conditions, final project timing, design elements, actual soil conditions and other aspects of the projects, which may depend upon municipal and other approvals beyond the control of the Company, are determined.

11.    Fair Value Measurements and Disclosures

Assets and Liabilities Reported at Fair Value

The only assets we record at fair value on our consolidated financial statements are the marketable securities related to our Deferred Compensation Plan. The following table sets forth the fair value of our marketable securities as of September 30, 2017 and December 31, 2016:

	Fair Value (Level 1) (1)
	September 30, 2017	December 31, 2016
Description	(in thousands)
Marketable securities (2)	$18,851	$14,773
________________________

(1)	Based on quoted prices in active markets for identical securities.

(2)	The marketable securities are held in a limited rabbi trust.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the net gain on marketable securities recorded during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Description	(in thousands)		(in thousands)
Net gain on marketable securities	$536	$481	$1,719	$867

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our other financial instruments as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
	(in thousands)
Liabilities
Secured debt, net	$465,828	$467,968	$472,772	$469,234
Unsecured debt, net	1,909,381	1,983,737	1,847,351	1,900,487
Unsecured line of credit	60,000	60,087	—	—
________________________

(1)	Fair value calculated using Level II inputs, which are based on model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.    Net Income Available to Common Stockholders Per Share of the Company

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted per-share computations for net income available to common stockholders for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except share and per share amounts)
Numerator:
Net income attributable to Kilroy Realty Corporation	$71,110	$53,895	$136,083	$261,050
Total preferred dividends	(4,552)	(3,313)	(13,363)	(9,938)
Allocation to participating securities (1)	(501)	(426)	(1,460)	(1,244)
Numerator for basic and diluted net income available to common stockholders	$66,057	$50,156	$121,260	$249,868
Denominator:
Basic weighted average vested shares outstanding	98,352,139	92,227,016	98,008,780	92,220,522
Effect of dilutive securities	559,473	693,390	582,268	611,016
Diluted weighted average vested shares and common share equivalents outstanding	98,911,612	92,920,406	98,591,048	92,831,538
Basic earnings per share:
Net income available to common stockholders per share	$0.67	$0.54	$1.24	$2.71
Diluted earnings per share:
Net income available to common stockholders per share	$0.67	$0.54	$1.23	$2.69
________________________

(1)	Participating securities include nonvested shares, certain time-based RSUs and vested market measure-based RSUs.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common shares, including stock options, RSUs and other securities are considered in our diluted earnings per share calculation for the three and nine months ended September 30, 2017 and 2016. Certain market measure-based RSUs are not included in dilutive securities for the three and nine months ended September 30, 2017 and 2016, as not all performance metrics had been met by the end of the applicable reporting periods.

See Note 9 “Share-Based Compensation” for additional information regarding share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.    Net Income Available to Common Unitholders Per Unit of the Operating Partnership

The following table reconciles the numerator and denominator in computing the Operating Partnership’s basic and diluted per-unit computations for net income available to common unitholders for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except unit and per unit amounts)
Numerator:
Net income attributable to Kilroy Realty, L.P.	$72,402	$55,254	$138,427	$266,677
Total preferred distributions	(4,552)	(3,313)	(13,363)	(9,938)
Allocation to participating securities (1)	(501)	(426)	(1,460)	(1,244)
Numerator for basic and diluted net income available to common unitholders	$67,349	$51,515	$123,604	$255,495
Denominator:
Basic weighted average vested units outstanding	100,429,332	94,858,292	100,160,595	94,630,183
Effect of dilutive securities	559,473	693,390	582,268	611,016
Diluted weighted average vested units and common unit equivalents outstanding	100,988,805	95,551,682	100,742,863	95,241,199
Basic earnings per unit:
Net income available to common unitholders per unit	$0.67	$0.54	$1.23	$2.70
Diluted earnings per unit:
Net income available to common unitholders per unit	$0.67	$0.54	$1.23	$2.68
________________________

(1)	Participating securities include nonvested shares, certain time-based RSUs and vested market measure-based RSUs.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common units, including stock options, RSUs and other securities are considered in our diluted earnings per share calculation for the three and nine months ended September 30, 2017 and 2016. Certain market measure-based RSUs are not included in dilutive securities for the three and nine months ended September 30, 2017 and 2016, as not all performance metrics had been met by the end of the applicable reporting periods.

See Note 9 “Share-Based Compensation” for additional information regarding share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.    Supplemental Cash Flow Information of the Company

Supplemental cash flow information is included as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $31,880 and $36,468 as of September 30, 2017 and 2016, respectively	$46,878	$42,858
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development properties	$104,409	$77,161
Tenant improvements funded directly by tenants	$10,361	$16,803
Assumption of accrued liabilities in connection with acquisitions	$—	$4,911
NON-CASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders	$43,324	$36,109
Accrual of dividends and distributions payable to preferred stockholders and preferred unitholders	$—	$1,656
Exchange of common units of the Operating Partnership into shares of the Company’s common stock	$10,939	$39
Issuance of common units of the Operating Partnership in connection with an acquisition	$—	$48,033
Secured debt assumed by buyers in connection with land dispositions	$—	$2,322

The following is a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the nine months ended September 30, 2017 and 2016.

	Nine Months Ended September 30,
	2017	2016
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$193,418	$56,508
Restricted cash at beginning of period	56,711	696
Cash and cash equivalents and restricted cash at beginning of period	$250,129	$57,204

Cash and cash equivalents at end of period	$64,954	$250,523
Restricted cash at end of period	179,276	57,501
Cash and cash equivalents and restricted cash at end of period	$244,230	$308,024

15.    Supplemental Cash Flow Information of the Operating Partnership:

Supplemental cash flow information is included as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $31,880 and $36,468 as of September 30, 2017 and 2016, respectively	$46,878	$42,858
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development properties	$104,409	$77,161
Tenant improvements funded directly by tenants	$10,361	$16,803
Assumption of accrued liabilities in connection with acquisitions	$—	$4,911
NON-CASH FINANCING TRANSACTIONS:
Accrual of distributions payable to common unitholders	$43,324	$36,109
Accrual of distributions payable to preferred unitholders	$—	$1,656
Issuance of common units of the Operating Partnership in connection with an acquisition	$—	$48,033
Secured debt assumed by buyers in connection with land dispositions	$—	$2,322

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the nine months ended September 30, 2017 and 2016.

	Nine Months Ended September 30,
	2017	2016
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$193,418	$56,508
Restricted cash at beginning of period	56,711	696
Cash and cash equivalents and restricted cash at beginning of period	$250,129	$57,204

Cash and cash equivalents at end of period	$64,954	$250,523
Restricted cash at end of period	179,276	57,501
Cash and cash equivalents and restricted cash at end of period	$244,230	$308,024

16.    Subsequent Events

On October 10, 2017, the Company completed the acquisition of a 1.2 acre development site located in the Little Italy neighborhood of downtown San Diego, California for $19.4 million in cash.

On October 18, 2017, aggregate dividends, distributions and dividend equivalents of $43.3 million were paid to common stockholders, common unitholders and RSU holders of record on September 30, 2017.

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

Forward-Looking Statements

Statements contained in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Forward-looking statements include, among other things, statements or information concerning our plans, objectives, capital resources, portfolio performance, results of operations, projected future occupancy and rental rates, lease expirations, debt maturities, potential investments, strategies such as capital recycling, development and redevelopment activity, projected construction costs, projected construction commencement and completion dates, projected square footage of office space that could be constructed on undeveloped land that we own, projected rentable square footage of or number of units in properties under construction or in the development pipeline, anticipated proceeds from capital recycling activity or other dispositions and anticipated dates of those activities or dispositions, projected increases in the value of properties, dispositions, future executive incentive compensation, pending, potential or proposed acquisitions, plans to grow our Net Operating Income and FFO, anticipated market conditions and demographics and other forward-looking financial data, as well as the discussion in “—Factors That May Influence Future Results of Operations,” “—Liquidity and Capital Resource of the Company,” and “—Liquidity and Capital Resources of the Operating Partnership.” Forward-looking statements can be identified by the use of words such as “believes,” “expects,” “projects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” and the negative of these words and phrases and similar expressions that do not relate to historical matters. Forward-looking statements are based on our current expectations, beliefs and assumptions, and are not guarantees of future performance. Forward-looking statements are inherently subject to uncertainties, risks, changes in circumstances, trends and factors that are difficult to predict, many of which are outside of our control. Accordingly, actual performance, results and events may vary materially from those indicated in the forward-looking statements, and you should not rely on the forward-looking statements as predictions of future performance, results or events. Numerous factors could cause actual future performance, results and events to differ materially from those indicated in the forward-looking statements, including, among others: global market and general economic conditions and their effect on our liquidity and financial conditions and those of our tenants; adverse economic or real estate conditions generally, and specifically, in the States of California and Washington; risks associated with our investment in real estate assets, which are illiquid and with trends in the real estate industry; defaults on or non-renewal of leases by tenants; any significant downturn in tenants' businesses; our ability to re-lease property at or above current market rates; costs to comply with government regulations, including environmental remediations; the availability of cash for distribution and debt service and exposure to risk of default under debt obligations; increases in interest rates and our ability to manage interest rate exposure; the availability of financing on attractive terms or at all, which may adversely impact our future interest expense and our ability to pursue development, redevelopment and acquisition opportunities and refinance existing debt; a decline in real estate asset valuations, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing, and which may result in write offs or impairment charges; significant competition, which may decrease the occupancy and rental rates of properties; potential losses that may not be covered by insurance; the ability to successfully complete acquisitions and dispositions on announced terms; the ability to successfully operate acquired, developed and redeveloped properties; the ability to successfully complete development and redevelopment projects on schedule and within budgeted amounts; delays or refusals in obtaining all necessary zoning, land use and other required entitlements, governmental permits and authorizations for our development and redevelopment properties; increases in anticipated capital expenditures, tenant improvement and/or leasing costs; defaults on leases for land on which some of our properties are located; adverse changes to, or implementations of, applicable laws, regulations or legislation; risks associated with joint venture investments, including our lack of sole decision-making authority, our reliance on co-venturers' financial condition and disputes between us and our co-venturers; environmental uncertainties and risks related to natural disasters; and our ability to maintain our status as a REIT. The factors included in this report are not exhaustive and additional factors could adversely affect our business and financial performance. For a discussion of additional factors that could materially adversely affect the Company's and the Operating Partnership's business and financial performance, see the discussion below as well as “Item 1A. Risk Factors” and in our “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s and the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2016 and their respective other filings with the SEC. All forward-looking statements are based on currently available information and speak only as of the date on which they are made. We assume no obligation to update any forward-looking statement that becomes untrue because of subsequent events, new information or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws.

Overview and Background

We are a self-administered REIT active in premier office and mixed-use submarkets along the West Coast. We own, develop, acquire and manage real estate assets, consisting primarily of Class A properties in the coastal regions of Los Angeles, Orange County, San Diego County, the San Francisco Bay Area and Greater Seattle, which we believe have strategic advantages and strong barriers to entry. We own our interests in all of our properties through the Operating Partnership and the Finance Partnership and generally conduct substantially all of our operations through the Operating Partnership. We owned an approximate 97.9%, 97.5% and 97.2% general partnership interest in the Operating Partnership as of September 30, 2017, December 31, 2016 and September 30, 2016, respectively. All of our properties are held in fee except for the thirteen office buildings that are held subject to long-term ground leases for the land.

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

Stabilized Development Projects

During the nine months ended September 30, 2017, we added the following project to our stabilized portfolio since the project had reached one year from building shell substantial completion:

•
Columbia Square Phase 2 - Office, located in the heart of Hollywood, California, two blocks from the corner of Sunset Boulevard and Vine Street. This project is comprised of three buildings totaling approximately 365,359 rentable square feet with a total estimated investment of approximately $230.0 million. The project was added to the stabilized portfolio during the first quarter of 2017 and was 88% occupied as of September 30, 2017. The project is currently 100% leased.

Projects Under Construction

As of September 30, 2017, we had four projects in our in-process development pipeline that were under construction.

•
The Exchange on 16th, Mission Bay, San Francisco, California, which we acquired in May 2014 and commenced construction on in June 2015. This project is currently anticipated to encompass approximately 750,000 gross rentable square feet consisting of 736,000 square feet of office space and 14,000 square feet of retail space at a total estimated investment of $570.0 million. Construction is currently in progress and the building and core shell are currently estimated to be completed in the first half of 2018. The office space in the project is 100% leased to Dropbox, Inc. The lease with Dropbox, Inc. will commence in phases beginning in the fourth quarter of 2018 through the fourth quarter of 2019.

•
333 Dexter, South Lake Union, Washington, which we acquired in February 2015 and commenced construction on in June 2017. This project encompasses approximately 650,000 gross rentable square feet of office space at a total estimated investment of $380.0 million. Construction is currently in progress and the building core and shell are currently estimated to be completed in the second half of 2019.

•
100 Hooper, San Francisco, California, which we acquired in July 2015 and commenced construction on in November 2016. This project will encompass approximately 314,000 square feet of office and approximately 86,000 square feet of production, distribution and repair (“PDR”) space configured in two, four-story buildings. The total estimated cost for this project is approximately $270.0 million. Construction is currently in process and the core and shell of the project are currently expected to be completed in the first half of 2018. The office portion of the project is 100% pre-leased to Adobe Systems Inc. In connection with 100 Hooper, the Company is also developing an adjacent 59,000 square foot PDR building located at 150 Hooper with a total estimated investment of approximately $22.0 million.

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

Near-Term and Future Development Pipeline

As of September 30, 2017, our near-term development pipeline included two additional future projects located in San Diego County and Los Angeles with an aggregate cost basis of approximately $245.4 million at which we believe we could develop approximately 1.2 million rentable square feet at a total estimated investment of approximately $865.0 million, depending on market conditions.

The following table sets forth information about our near-term development pipeline.

Near-Term Development Pipeline (1)	Location	Potential Start Date (2)	Approx. Developable Square Feet	Total Estimated Investment ($ in millions)	Total Costs as of 9/30/2017 (3) ($ in millions)

Academy Project	Hollywood	2018	545,000	$425	$83.8
One Paseo - Phases II and III	Del Mar	TBD	640,000	440	161.6
Total Near-Term Development Pipeline			1,185,000	$865	$245.4
________________________

(1)
Project timing, costs, developable square feet and scope could change materially from estimated data provided due to one or more of the following: any significant changes in the economy, market conditions, our markets, tenant requirements and demands, construction costs, new office supply, regulatory and entitlement processes, and project design.

(2)	Actual commencement is subject to extensive consideration of market conditions and economic factors.

(3)	Represents cash paid and costs incurred as of September 30, 2017.

As of September 30, 2017, our longer term future development pipeline included additional undeveloped land holdings located in various submarkets in San Diego County and the San Francisco Bay Area with an aggregate cost basis of approximately $311.1 million, at which we believe we could develop more than 2.5 million developable square feet, depending on successfully obtaining entitlements and market conditions.

Fluctuations in our development activities could cause fluctuations in the average development asset balances qualifying for interest and other carrying cost and internal cost capitalization in future periods. During the three and nine months ended September 30, 2017, we capitalized interest on in-process development projects and development pipeline projects with an average aggregate cost basis of approximately $1.0 billion, as it was determined these projects qualified for interest and other carrying cost capitalization under GAAP. During the three and nine months ended September 30, 2016, we capitalized interest on in-process development projects and development pipeline projects with an average aggregate cost basis of approximately $1.0 billion and $1.1 billion, respectively, as it was determined these projects qualified for interest and other carrying cost capitalization under GAAP. For the three and nine months ended September 30, 2017, we capitalized $12.2 million and $33.1 million, respectively, of interest to our qualifying development projects. For the three and nine months ended September 30, 2016, we capitalized $11.2 million and $37.8 million, respectively, of interest to our qualifying development projects. For the three and nine months ended September 30, 2017, we capitalized $4.9 million and $15.7 million, respectively, of internal costs to our qualifying development projects. For the three and nine months ended September 30, 2016, we capitalized $5.1 million and $13.8 million, respectively, of internal costs to our qualifying development projects.

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

In connection with our capital recycling strategy, during the nine months ended September 30, 2017, we completed the sale of eleven operating properties and one undeveloped land parcel in two transactions to unaffiliated third parties for gross proceeds of $186.6 million.

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

We cannot provide assurance that we will enter into any agreements to acquire properties or undeveloped land, or that the potential acquisitions contemplated by any agreements we may enter into in the future will be completed. In addition, acquisitions are subject to various risks and uncertainties and we may be unable to complete an acquisition after making a nonrefundable deposit or incurring acquisition-related costs. As of September 30, 2017, we had $30.6 million of refundable acquisition deposits, subject to closing conditions required to be met by the seller, for potential future acquisitions.

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

As of September 30, 2017, there was approximately $30.9 million of total unrecognized compensation cost related to outstanding nonvested shares of restricted common stock and RSUs issued under share-based compensation arrangements. Those costs are expected to be recognized over a weighted-average period of 1.9 years. The $30.9 million of unrecognized compensation cost does not reflect the future compensation cost for any potential share-based awards that may be issued. Share-based compensation expense for potential future awards could be affected by our operating and development performance, financial results, stock price, performance against applicable performance-based vesting goals, market conditions and other factors.

Information on Leases Commenced and Executed

Leasing Activity and Changes in Rental Rates. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following tables set forth certain information regarding leasing activity for our stabilized portfolio during the three and nine months ended September 30, 2017.

For Leases Commenced (1)

	1st & 2nd Generation (2)				2nd Generation (2)
	Number of Leases (3)		Rentable Square Feet (3)		TI/LC per Sq. Ft. (4)	Changes in Rents (5)(6)	Changes in Cash Rents (7)	Retention Rates (8)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Three Months Ended September 30, 2017	20	11	221,614	56,566	$58.76	51.5%	31.5%	19.7%	80
Nine Months Ended September 30, 2017	57	47	521,079	685,522	$47.08	33.0%	17.7%	48.2%	73

For Leases Executed (1)(9)

	1st & 2nd Generation (2)				2nd Generation (2)
	Number of Leases (3)		Rentable Square Feet (3)		TI/LC per Sq. Ft. (4)	Changes in Rents (5)(6)	Changes in Cash Rents (7)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Three Months Ended September 30, 2017 (9)(10)	22	11	152,547	56,566	$44.66	9.5%	0.8%	65
Nine Months Ended September 30, 2017 (10)	70	47	656,590	685,522	$48.89	27.9%	12.8%	70
________________________

(1)	Includes 100% of consolidated property partnerships.

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

(6)
Excludes commenced and executed leases of approximately 38,652 and 88,403 square feet, respectively, for the three months ended September 30, 2017, and 162,357 and 173,270 rentable square feet, respectively, for the nine months ended September 30, 2017, for which the space was vacant longer than one year or being leased for the first time. Space vacant for more than one year is excluded from our change in rents calculations to provide a meaningful market comparison.

(7)
Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. Excludes leases for which the space was vacant longer than one year or vacant when the property was acquired.

(8)	Calculated as the percentage of space either renewed or expanded into by existing tenants or subtenants at lease expiration.

(9)	Excluding two leases executed in our Orange County region for 32,097 rentable square feet, cash rents increased 9.7%.

(10)
For the three months ended September 30, 2017, 18 leases totaling 133,789 rentable square feet were signed but not commenced as of September 30, 2017. For the nine months ended September 30, 2017, 35 leases totaling 448,854 rentable square feet were signed but not commenced as of September 30, 2017.

As of September 30, 2017, we believe that the weighted average cash rental rates for our total stabilized portfolio are approximately 15% below the current average market rental rates, which includes a projection that the weighted average cash rental rates for our San Diego stabilized portfolio are approximately 7% above current market rental rates. Individual properties within any particular submarket presently may be leased either above, below, or at the current market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our portfolio.

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

Lease Expirations (1)

Year of Lease Expiration	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (2)	% of Total Annualized Base Rent (2)	Annualized Base Rent per Sq. Ft. (2)
				(in thousands)
Remainder of 2017	30	360,619	2.8%	$12,956	2.3%	$35.93
2018	80	1,235,826	9.7%	51,982	9.3%	42.06
2019	99	1,547,021	12.2%	56,605	10.1%	36.59
2020	107	1,739,675	13.7%	68,376	12.3%	39.30
2021	86	994,240	7.8%	44,151	7.9%	44.41
2022	56	572,999	4.5%	23,523	4.2%	41.05
Total	458	6,450,380	50.7%	$257,593	46.1%	$39.93
________________________

(1)
For leases that have been renewed early with existing tenants, the expiration date and annualized base rent information presented takes into consideration the renewed lease terms. Excludes leases not commenced as of September 30, 2017, space leased under month-to-month leases, storage leases, vacant space and future lease renewal options not executed as of September 30, 2017.

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

In addition to the 0.8 million rentable square feet, or 6.0%, of currently available space in our stabilized portfolio, leases representing approximately 2.8% and 9.7% of the occupied square footage of our stabilized portfolio are scheduled to expire during 2017 and 2018, respectively. The leases scheduled to expire during the remainder of 2017 and in 2018 represent approximately 1.6 million rentable square feet or 11.6% of our total annualized base rental revenue. Individual properties within any particular submarket presently may be leased either above, below, or at the current quoted market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our overall portfolio. Our ability to re-lease available space depends upon both general market conditions and the market conditions in the specific regions in which individual properties are located.

For the 360,619 rentable square feet or 2.3% of our total annualized base rental revenue scheduled to expire during the remainder of 2017, we believe that the weighted average cash rental rates in the aggregate are approximately at the current average market rental rates. For the approximately 1.2 million rentable square feet or 9.3% of our total annualized base rental revenue scheduled to expire in 2018 we believe that the weighted average cash rental rates in the aggregate, are approximately at current average market rental rates. Of the 1.2 million rentable square feet scheduled to expire in 2018, 307,415 rentable square feet or 2.8% of our total annualized base rental revenue is located in San Francisco submarkets and we currently believe these expiring leases are approximately 30% below market, and 444,949 rentable square feet or 3.7% of our total annualized base rental revenue is located in San Diego submarkets and we currently believe these expiring leases are approximately 30% above market.

Stabilized Portfolio Information

As of September 30, 2017, our stabilized portfolio was comprised of 101 office properties encompassing an aggregate of approximately 13.7 million rentable square feet and 200 residential units. Our stabilized portfolio includes all of our properties with the exception of development and redevelopment properties currently under construction or committed for construction, “lease-up” properties, real estate assets held for sale and undeveloped land. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We define “lease-up” properties as office properties we recently developed or redeveloped that have not yet reached 95% occupancy and are within one year following cessation of major construction activities. We did not have any “lease-up”, redevelopment or held for sale properties at September 30, 2017.

As of September 30, 2017, the following properties were excluded from our stabilized portfolio:

	Number of Properties/Projects	Estimated Rentable Square Feet (1)
Development projects under construction (2)	4	1,800,000
________________________

(1)	Estimated rentable square feet upon completion.

(2)	Development projects under construction also include 96,000 square feet of retail space and 237 residential units in addition to the estimated office rentable square feet noted above.

Our stabilized portfolio also excludes our near-term and future development pipeline, which as of September 30, 2017 was comprised of five potential development sites, representing approximately 47 gross acres of undeveloped land on which we believe we have the potential to develop over 4.3 million square feet of office space, depending upon economic conditions.

The following table reconciles the changes in the rentable square feet in our stabilized office portfolio of operating properties from September 30, 2016 to September 30, 2017:

	Number of Buildings	Rentable Square Feet
Total as of September 30, 2016	101	13,605,597
Acquisitions	6	344,284
Completed development properties placed in-service	4	438,391
Dispositions	(10)	(675,143)
Remeasurement	—	7,469
Total as of September 30, 2017 (1)	101	13,720,598
________________________

(1)	Includes four properties owned by consolidated property partnerships.

Occupancy Information

The following table sets forth certain information regarding our stabilized portfolio:

Stabilized Portfolio Occupancy

Region	Number of Buildings	Rentable Square Feet	Occupancy at (1)
			9/30/2017	6/30/2017	12/31/2016
Los Angeles and Ventura Counties	36	4,181,735	91.0%	91.2%	95.0%
Orange County	1	271,556	94.4%	94.7%	97.8%
San Diego	21	2,043,645	93.9%	93.5%	93.2%
San Francisco Bay Area	31	5,157,524	95.9%	95.1%	97.6%
Greater Seattle	12	2,066,138	95.2%	97.0%	97.2%
Total Stabilized Portfolio	101	13,720,598	94.0%	93.9%	96.0%

-	Average Occupancy
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stabilized Portfolio(1)	93.9%	96.1%	94.1%	95.3%
Same Store Portfolio(2)	94.3%	96.7%	94.9%	96.4%
________________________

(1)	Occupancy percentages reported are based on our stabilized office portfolio as of the end of the period presented and exclude occupancy percentages of properties held for sale.

(2)
Occupancy percentages reported are based on office properties owned and stabilized as of January 1, 2016 and still owned and stabilized as of September 30, 2017. See discussion under “Results of Operations” for additional information.

Our stabilized office portfolio was 94.0% occupied as of September 30, 2017 with 360,619 square feet scheduled to expire during the remainder of 2017. Our stabilized residential property was 72.0% occupied as of September 30, 2017.

Significant Tenants

The following table sets forth information about our fifteen largest tenants based upon annualized rental revenues as of September 30, 2017.

Tenant Name	Annualized Base Rental Revenue (1) ($ in thousands)	Rentable Square Feet	Percentage of Total Annualized Base Rental Revenue	Percentage of Total Rentable Square Feet

LinkedIn Corporation	$28,344	663,239	5.1%	4.8%
salesforce.com, inc.	23,836	456,867	4.3%	3.3%
DIRECTV, LLC	23,152	684,411	4.2%	5.0%
Box, Inc.	22,441	371,792	4.0%	2.7%
Dropbox, Inc.	21,572	256,484	3.9%	1.9%
Synopsys, Inc.	15,492	340,913	2.8%	2.5%
Bridgepoint Education, Inc.	14,064	296,708	2.5%	2.2%
Viacom International, Inc.	13,718	211,343	2.5%	1.5%
Delta Dental of California	10,313	188,143	1.9%	1.4%
Capital One, N.A.	9,170	117,993	1.6%	0.9%
AMN Healthcare, Inc.	9,001	176,075	1.6%	1.3%
Concur Technologies	8,852	243,429	1.6%	1.8%
Biotech/Healthcare Industry Tenant	8,461	128,688	1.5%	0.9%
Riot Games, Inc.	7,355	131,537	1.3%	1.0%
Neurocrine Biosciences, Inc.	6,883	140,591	1.2%	1.0%
Total Top Fifteen Tenants	$222,654	4,408,213	40.0%	32.2%
________________________

(1)	Includes 100% of annualized base rental revenues of consolidated property partnerships.

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

Management further evaluates Net Operating Income by evaluating the performance from the following property groups:

•
Same Store Properties – includes the consolidated results of all of the office properties that were owned and included in our stabilized portfolio for two comparable reporting periods, i.e., owned and included in our stabilized portfolio as of January 1, 2016 and still owned and included in the stabilized portfolio as of September 30, 2017;

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

•
Acquisition Properties – includes the results, from the dates of acquisition through the periods presented, for the four office and three retail buildings we acquired in three transactions during 2016; and

•
Dispositions and Other – includes the results of the ten properties disposed of in the third quarter of 2017, the one property disposed of during the first quarter of 2017, the six properties disposed of in 2016 and expenses for certain of our in-process, near-term and future development projects.

The following table sets forth certain information regarding the property groups within our stabilized office portfolio as of September 30, 2017:

Group	# of Buildings	Rentable Square Feet
Same Store Properties	88	12,182,806
Stabilized Development Properties	6	1,079,333
Acquisition Properties	7	458,459
Total Stabilized Office Portfolio	101	13,720,598

Comparison of the Three Months Ended September 30, 2017 to the Three Months Ended September 30, 2016

The following table summarizes our Net Operating Income, as defined, for our total portfolio for the three months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2017	2016
	($ in thousands)
Reconciliation of Net Income Available to Common Stockholders to Net Operating Income, as defined:
Net Income Available to Common Stockholders	$66,558	$50,582	$15,976	31.6%
Preferred dividends	808	3,313	(2,505)	(75.6)%
Original issuance costs of redeemed preferred stock and preferred units	3,744	—	3,744	100.0%
Net income attributable to Kilroy Realty Corporation	$71,110	$53,895	$17,215	31.9%
Net income attributable to noncontrolling common units of the Operating Partnership	1,394	1,453	(59)	(4.1)%
Net income attributable to noncontrolling interests in consolidated property partnerships	2,984	1,027	1,957	190.6%
Net income	$75,488	$56,375	$19,113	33.9%
Unallocated expense (income):
General and administrative expenses	14,514	13,533	981	7.2%
Acquisition-related expenses	—	188	(188)	(100.0)%
Depreciation and amortization	62,567	56,666	5,901	10.4%
Interest income and other net investment gains	(1,526)	(538)	(988)	183.6%
Interest expense	16,151	14,976	1,175	7.8%
Net gain on sale of land	(449)	—	(449)	100.0%
Gains on sales of depreciable operating properties	(37,250)	(18,312)	(18,938)	103.4%
Net Operating Income, as defined	$129,495	$122,888	$6,607	5.4%

The following tables summarize our Net Operating Income, as defined, for our total portfolio for the three months ended September 30, 2017 and 2016.

	Three Months Ended September 30,
	2017					2016
	Same Store	Stabilized Develop-ment	Acquisi-tion Properties	Disposi-tions & Other	Total	Same Store	Stabilized Develop-ment	Acquisi-tion Properties	Disposi-tions & Other	Total
	(in thousands)
Operating revenues:
Rental income	$130,147	$18,550	$7,317	$3,940	$159,954	$129,684	$11,347	$1,339	$4,169	$146,539
Tenant reimbursements	14,550	2,841	1,821	453	19,665	13,670	1,999	263	474	16,406
Other property income	1,396	91	206	222	1,915	287	19	—	5,097	5,403
Total	146,093	21,482	9,344	4,615	181,534	143,641	13,365	1,602	9,740	168,348
Property and related expenses:
Property expenses	26,554	4,468	1,232	816	33,070	25,165	3,885	106	894	30,050
Real estate taxes	9,949	4,337	1,429	656	16,371	12,091	1,534	163	713	14,501
Provision for bad debts	643	15	362	16	1,036	23	—	—	(23)	—
Ground leases	964	—	598	—	1,562	909	—	—	—	909
Total	38,110	8,820	3,621	1,488	52,039	38,188	5,419	269	1,584	45,460
Net Operating Income, as defined	$107,983	$12,662	$5,723	$3,127	$129,495	$105,453	$7,946	$1,333	$8,156	$122,888

	Three Months Ended September 30, 2017 as compared to the Three Months Ended September 30, 2016
	Same Store		Stabilized Development		Acquisition Properties		Dispositions & Other		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income	$463	0.4%	$7,203	63.5%	$5,978	446.5%	$(229)	(5.5)%	$13,415	9.2%
Tenant reimbursements	880	6.4%	842	42.1%	1,558	592.4%	(21)	(4.4)%	3,259	19.9%
Other property income	1,109	386.4%	72	378.9%	206	100.0%	(4,875)	(95.6)%	(3,488)	(64.6)%
Total	2,452	1.7%	8,117	60.7%	7,742	483.3%	(5,125)	(52.6)%	13,186	7.8%
Property and related expenses:
Property expenses	1,389	5.5%	583	15.0%	1,126	NM*	(78)	(8.7)%	3,020	10.0%
Real estate taxes	(2,142)	(17.7)%	2,803	182.7%	1,266	776.7%	(57)	(8.0)%	1,870	12.9%
Provision for bad debts	620	NM*	15	100.0%	362	100.0%	39	169.6%	1,036	100.0%
Ground leases	55	6.1%	—	—%	598	100.0%	—	—%	653	71.8%
Total	(78)	(0.2)%	3,401	62.8%	3,352	NM*	(96)	(6.1)%	6,579	14.5%
Net Operating Income, as defined	$2,530	2.4%	$4,716	59.4%	$4,390	329.3%	$(5,029)	(61.7)%	$6,607	5.4%
________________________
* Percentage not meaningful.

Net Operating Income increased $6.6 million, or 5.4%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 resulting from:

•	An increase of $2.5 million attributable to the Same Store Properties driven by the following activity:

•	An increase in rental income of $0.5 million primarily due to:

•	$3.4 million increase from new leases and renewals at higher rates across all regions;

•	$0.3 million increase in parking income due to increased parking demand and rates at certain properties as well as increased transient parking; partially offset by

•	$3.2 million decrease due to lease expirations and early terminations in the San Francisco Bay Area, Los Angeles and Greater Seattle regions;

•	An increase in tenant reimbursements of $0.9 million primarily due to higher reimbursable expenses at several properties across the portfolio;

•	An increase in other property income of $1.1 million primarily due to early lease termination fees in the San Diego region and San Francisco Bay Area;

•	An offsetting decrease in property and related expenses of $0.1 million primarily due to the following:

•
$1.4 million increase in property expenses due to an increase in contract services, electricity, security, parking, repairs and maintenance, and various other reimbursable expenses, including a $0.3 million increase in non-recurring non-reimbursable expenses;

•	$0.6 million increase in the bad debt provision primarily related to four tenants; offset by

•	$2.1 million decrease in real estate taxes primarily due to lower supplemental taxes at one property that was previously redeveloped;

•	An increase in Net Operating Income of $4.7 million attributable to the Stabilized Development Properties;

•	An increase in Net Operating Income of $4.4 million attributable to the Acquisition Properties; and

•
A decrease in Net Operating Income of $5.0 million attributable to the Dispositions and Other Properties due to $5.0 million of other property income received in 2016 relating to a property damage settlement.

Other Expenses and Income

General and Administrative Expenses

General and administrative expenses increased by approximately $1.0 million, or 7.2%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 mainly due to an increase in compensation related expenses primarily related to the growth of the Company.

Depreciation and Amortization

Depreciation and amortization increased by approximately $5.9 million, or 10.4%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to the following:

•	An increase of $4.3 million attributable to the Acquisition Properties;

•	An increase of $1.5 million attributable to the Stabilized Development Properties;

•	An increase of $0.2 million attributable to the Same Store Properties; and

•	A decrease of $0.1 million attributable to Dispositions & Other Properties.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts/premiums and deferred financing cost amortization, and capitalized interest, including capitalized debt discounts/premiums and deferred financing cost amortization for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017	2016	Dollar Change	Percentage Change
	(in thousands)
Gross interest expense	$28,331	$26,184	$2,147	8.2%
Capitalized interest and deferred financing costs	(12,180)	(11,208)	(972)	8.7%
Interest expense	$16,151	$14,976	$1,175	7.8%

Gross interest expense, before the effect of capitalized interest and deferred financing costs, increased $2.1 million, or 8.2%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 primarily due to an increase in the average outstanding debt balance for the three months ended September 30, 2017. Capitalized interest and deferred financing costs increased $1.0 million, or 8.7%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 primarily due to an increase in the average development asset balances qualifying for interest capitalization during the three months ended September 30, 2017.

Net Income Attributable to Noncontrolling Interests in Consolidated Property Partnerships

Net income attributable to noncontrolling interests in consolidated property partnerships increased $2.0 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The amount reported for the three months ended September 30, 2017 is comprised of the noncontrolling interest’s share of net income for 100 First Street Member, LLC (“100 First LLC”) and 303 Second Street Member (“303 Second LLC”) which closed on August 30, 2016 and November 30, 2016, respectively, in addition to the noncontrolling interest’s share of net income for Redwood City Partners, LLC (“Redwood LLC”). The amount reported for the three months ended September 30, 2016 is comprised of the noncontrolling interests’ share of net income for 100 First LLC and Redwood LLC.

Comparison of the Nine Months Ended September 30, 2017 to the Nine Months Ended September 30, 2016

The following table summarizes our Net Operating Income, as defined, for our total portfolio for the nine months ended September 30, 2017 and 2016.

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2017	2016
	($ in thousands)
Reconciliation of Net Income Available to Common Stockholders to Net Operating Income, as defined:
Net Income Available to Common Stockholders	$122,720	$251,112	$(128,392)	(51.1)%
Preferred dividends	5,774	9,938	(4,164)	(41.9)%
Original issuance costs of redeemed preferred stock and preferred units	7,589	—	7,589	100.0%
Net income attributable to Kilroy Realty Corporation	$136,083	$261,050	$(124,967)	(47.9)%
Net income attributable to noncontrolling common units of the Operating Partnership	2,633	5,892	(3,259)	(55.3)%
Net income attributable to noncontrolling interests in consolidated property partnerships	9,359	1,438	7,921	550.8%
Net income	$148,075	$268,380	$(120,305)	(44.8)%
Unallocated expense (income):
General and administrative expenses	43,750	40,949	2,801	6.8%
Acquisition-related expenses	—	964	(964)	(100.0)%
Depreciation and amortization	185,737	160,452	25,285	15.8%
Interest income and other net investment gains	(3,629)	(1,120)	(2,509)	224.0%
Interest expense	51,476	41,189	10,287	25.0%
Net (gain) loss on sale of land	(449)	295	(744)	(252.2)%
Gains on sales of depreciable operating properties	(39,507)	(164,302)	124,795	(76.0)%
Net Operating Income, as defined	$385,453	$346,807	$38,646	11.1%

The following tables summarize our Net Operating Income, as defined, for our total portfolio for the nine months ended September 30, 2017 and 2016.

	Nine Months Ended September 30,
	2017					2016
	Same Store	Stabilized Develop-ment	Acquisition Properties	Dispositi-ons & Other	Total	Same Store	Stabilized Develop-ment	Acquisition Properties	Dispositi-ons & Other	Total
	(in thousands)
Operating revenues:
Rental income	$388,721	$53,106	$21,884	$11,816	$475,527	$385,870	$22,610	$1,710	$13,757	$423,947
Tenant reimbursements	43,592	7,356	5,846	1,434	58,228	37,823	4,028	317	1,780	43,948
Other property income	5,546	241	612	1,286	7,685	850	26	—	5,156	6,032
Total	437,859	60,703	28,342	14,536	541,440	424,543	26,664	2,027	20,693	473,927
Property and related expenses:
Property expenses	78,649	12,659	3,666	2,641	97,615	74,193	7,094	116	3,833	85,236
Real estate taxes	34,946	9,198	4,901	1,833	50,878	33,624	3,282	181	2,291	39,378
Provision for bad debts	1,672	(101)	1,080	92	2,743	39	—	—	(39)	—
Ground leases	2,956	—	1,795	—	4,751	2,506	—	—	—	2,506
Total	118,223	21,756	11,442	4,566	155,987	110,362	10,376	297	6,085	127,120
Net Operating Income, as defined	$319,636	$38,947	$16,900	$9,970	$385,453	$314,181	$16,288	$1,730	$14,608	$346,807

	Nine Months Ended September 30, 2017 as compared to the Nine Months Ended September 30, 2016
	Same Store		Stabilized Development		Acquisition Properties		Dispositions & Other		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income	$2,851	0.7%	$30,496	134.9%	$20,174	NM*	$(1,941)	(14.1)%	$51,580	12.2%
Tenant reimbursements	5,769	15.3%	3,328	82.6%	5,529	NM*	(346)	(19.4)%	14,280	32.5%
Other property income	4,696	552.5%	215	826.9%	612	100.0%	(3,870)	(75.1)%	1,653	27.4%
Total	13,316	3.1%	34,039	127.7%	26,315	NM*	(6,157)	(29.8)%	67,513	14.2%
Property and related expenses:
Property expenses	4,456	6.0%	5,565	78.4%	3,550	NM*	(1,192)	(31.1)%	12,379	14.5%
Real estate taxes	1,322	3.9%	5,916	180.3%	4,720	NM*	(458)	(20.0)%	11,500	29.2%
Provision for bad debts	1,633	NM*	(101)	(100.0)%	1,080	100.0%	131	335.9%	2,743	100.0%
Ground leases	450	18.0%	—	—%	1,795	100.0%	—	—%	2,245	89.6%
Total	7,861	7.1%	11,380	109.7%	11,145	NM*	(1,519)	(25.0)%	28,867	22.7%
Net Operating Income, as defined	$5,455	1.7%	$22,659	139.1%	$15,170	876.9%	$(4,638)	(31.7)%	$38,646	11.1%
________________________
* Percentage not meaningful.

Net Operating Income increased $38.6 million, or 11.1%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 primarily resulting from:

•	An increase of $5.5 million attributable to the Same Store Properties primarily resulting from:

•	An increase in rental income of $2.9 million primarily due to the following:

•	$9.0 million increase due to new leases and renewals at higher rates primarily in the San Francisco Bay Area, Los Angeles and Greater Seattle regions;

•	$0.5 million increase in parking income due to increased tenant parking demand at certain properties; partially offset by

•	$6.6 million decrease due to lease expirations and early terminations primarily in the San Francisco Bay Area, Los Angeles and Greater Seattle regions;

•	An increase in tenant reimbursements of $5.8 million primarily due to:

•	$3.3 million increase due to higher recurring expenses and increased occupancy at various properties across multiple regions;

•	$1.6 million increase due to lower reimbursable supplemental taxes in 2016 as a result of a change in estimate at one property;

•	$0.9 million increase primarily due to lower abated tenant reimbursements as compared to the prior year in addition to increased tenant reimbursements from tenants with 2016 base years;

•	An increase in other property income of $4.7 million primarily due to early termination fees in the San Francisco Bay Area and San Diego region;

•	An increase in property and related expenses of $7.9 million primarily due to the following:

•
$4.5 million increase in property expenses primarily resulting from a $3.5 million increase in certain recurring operating costs related to security, parking, janitorial, engineers, repairs and maintenance, contract services, and various other reimbursable expenses and a $1.0 million increase in non-reimbursable expenses of which $0.5 million is non-recurring;

•	$1.3 million increase in real estate taxes primarily due to regular annual property tax increases in 2017;

•	$1.6 million increase in the provision for bad debt expense primarily related to four tenants; and

•	$0.5 million increase in ground rent primarily due to higher percentage ground rent for one of our ground leases;

•	An increase of $22.7 million attributable to the Stabilized Development Properties;

•	An increase of $15.2 million attributable to the Acquisition Properties; and

•	A decrease of $4.6 million attributable to the Dispositions & Other Properties primarily due to $5.0 million of other property income received in 2016 relating to a property damage settlement.

Other Expenses and Income

General and Administrative Expenses

General and administrative expenses increased $2.8 million, or 6.8%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to the following:

•	An increase of approximately $2.1 million due to higher compensation and office expenses related to the growth of the Company; and

•
An increase of $0.7 million attributable to compensation expense related to the mark-to-market adjustment for the Company’s deferred compensation plan. The compensation expense was offset by gains on the underlying marketable securities included in interest income and other net investment gains in the consolidated statements of operations.

Depreciation and Amortization

Depreciation and amortization increased by $25.3 million, or 15.8%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to the following:

•	An increase of $14.5 million attributable to the Acquisition Properties;

•	An increase of $8.0 million attributable to the Stabilized Development Properties;

•	An increase of $3.7 million attributable to the Same Store Properties; offset by

•	A decrease of $0.9 million attributable to the Dispositions and Other Properties.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts/premiums and deferred financing cost amortization, and capitalized interest, including capitalized debt discounts/premiums and deferred financing cost amortization for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016	Dollar Change	Percentage Change
	(in thousands)
Gross interest expense	$84,577	$79,027	$5,550	7.0%
Capitalized interest and deferred financing costs	(33,101)	(37,838)	4,737	(12.5)%
Interest expense	$51,476	$41,189	$10,287	25.0%

Gross interest expense, before the effect of capitalized interest and deferred financing costs, increased $5.6 million or 7.0% for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 primarily due to an increase in the average outstanding debt balance for the nine months ended September 30, 2017. Capitalized interest and deferred financing costs decreased $4.7 million or 12.5% primarily due to a decrease in the average development asset balances qualifying for interest capitalization for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

Net Income Attributable to Noncontrolling Interests in Consolidated Property Partnerships

Net income attributable to noncontrolling interests in consolidated property partnerships increased $7.9 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The amount reported for the nine months ended September 30, 2017 is comprised of the noncontrolling interest’s share of net income for 100 First LLC and 303 Second LLC, which closed on August 30, 2016 and November 30, 2016, respectively, in addition to the noncontrolling interest’s share of net income for Redwood LLC. The amount reported for the nine months ended September 30, 2016 is comprised of the noncontrolling interests’ share of net income for 100 First LLC and Redwood LLC.

Liquidity and Capital Resources of the Company

In this “Liquidity and Capital Resources of the Company” section, the term the “Company” refers only to Kilroy Realty Corporation on an unconsolidated basis and excludes the Operating Partnership and all other subsidiaries.

The Company’s business is operated primarily through the Operating Partnership. Distributions from the Operating Partnership are the Company’s primary source of capital. The Company believes the Operating Partnership’s sources of working capital, specifically its cash flow from operations and borrowings available under its unsecured revolving credit facility and funds from its capital recycling program, including strategic ventures, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its common stockholders for the next twelve months. Cash flows from operating activities generated by the Operating Partnership for the nine months ended September 30, 2017 were sufficient to cover the Company’s payment of cash dividends to its stockholders. However, there can be no assurance that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distributions to the Company. The unavailability of capital could adversely affect the Operating Partnership’s ability to make distributions to the Company, which would in turn, adversely affect the Company’s ability to pay cash dividends to its stockholders.

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

The Company intends to continue to make, but has not committed to make, regular quarterly cash distributions to common stockholders, and through the Operating Partnership, common unitholders from the Operating Partnership’s cash flow from operating activities. All such distributions are at the discretion of the Board of Directors. As the Company intends to maintain distributions at a level sufficient to meet the REIT distribution requirements and minimize its obligation to pay income and excise taxes, it will continue to evaluate whether the current levels of distribution are sufficient to do so for 2017. In addition, in the event the Company is unable to identify and complete the acquisition of suitable replacement properties to effect Section 1031 Exchanges or is unable to successfully complete Section 1031 Exchanges to defer some or all of the taxable gains related to property dispositions, the Company may elect to distribute a special dividend to its common stockholders and common unitholders in order to minimize income taxes on such gains. The Company considers market factors and its performance in addition to REIT requirements in determining its distribution levels. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which is consistent with the Company’s intention to maintain its qualification as a REIT. Such investments may include, for example, obligations of the Government National Mortgage Association, other governmental agency securities, certificates of deposit, and interest-bearing bank deposits.

On September 13, 2017, the Board of Directors declared a regular quarterly cash dividend of $0.425 per share of common stock payable on October 18, 2017 to stockholders of record on September 30, 2017 and caused a $0.425 per Operating Partnership unit cash distribution to be paid in respect of the Operating Partnership’s common limited partnership interests, including those owned by the Company. The total cash quarterly dividends and distributions paid on October 18, 2017 were $42.7 million.

Debt Covenants

The covenants contained within the unsecured revolving credit facility, unsecured term loan facility, unsecured term loan and the Series A and B Notes generally prohibit the Company from paying dividends in excess of 95% of FFO.

Capitalization

As of September 30, 2017, our total debt as a percentage of total market capitalization was 25.5%, which was calculated based on the closing price per share of the Company’s common stock of $71.12 on September 30, 2017 as shown in the following table:

	Shares/Units at September 30, 2017	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
	($ in thousands)
Debt: (1)(2)
Unsecured Line of Credit		$60,000	0.6%
Unsecured Senior Notes due 2018		325,000	3.4%
Unsecured Senior Notes due 2020		250,000	2.6%
Unsecured Senior Notes due 2023		300,000	3.1%
Unsecured Senior Notes due 2025		400,000	4.2%
Unsecured Senior Notes due 2029		400,000	4.2%
Unsecured Senior Notes Series A & B due 2027 & 2029		250,000	2.6%
Secured debt		464,025	4.8%
Total debt		$2,449,025	25.5%
Equity and Noncontrolling Interest in the Operating Partnership: (3)
Common limited partnership units outstanding (4)(5)	2,077,193	$147,730	1.6%
Common shares outstanding (5)	98,382,256	6,996,946	72.9%
Total equity and noncontrolling interest in the Operating Partnership		$7,144,676	74.5%
Total Market Capitalization		$9,593,701	100.0%
________________________

(1)
Represents gross aggregate principal amount due at maturity before the effect of the following at September 30, 2017: $10.9 million of unamortized deferred financing costs, $6.0 million of unamortized discounts for the unsecured senior notes and $3.0 million of unamortized premiums for the secured debt.

(2)	As of September 30, 2017, there was no outstanding balance on the unsecured term loan facility.

(3)	Includes common units of the Operating Partnership; does not include noncontrolling interests in consolidated property partnerships.

(4)	Represents common units not owned by the Company.

(5)	Value based on closing price per share of our common stock of $71.12 as of September 30, 2017.

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

Liquidity Sources

Unsecured Revolving Credit Facility and Term Loan Facility

In July 2017, the Operating Partnership amended and restated the terms of its unsecured revolving credit facility and unsecured term loan facility (together, the “Facility”). The amendment and restatement increased the size of the unsecured revolving credit facility from $600.0 million to $750.0 million, maintained the size of the unsecured term loan facility of $150.0 million, reduced the borrowing costs and extended the maturity date of the Facility to July 2022. The unsecured term loan facility features two six-month delayed draw options and the Facility was undrawn at closing, including the $150.0 million term loan, which was paid down in full at closing with available cash. Concurrently with the closing of the Facility, the Operating Partnership also repaid its $39.0 million unsecured term loan with available cash.

The following table summarizes the balance and terms of our unsecured revolving credit facility as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(in thousands)
Outstanding borrowings	$60,000	$—
Remaining borrowing capacity	690,000	600,000
Total borrowing capacity (1)	$750,000	$600,000
Interest rate (2)	2.24%	1.82%
Facility fee-annual rate (3)	0.200%
Maturity date	July 2022	July 2019
________________________

(1)
We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $600.0 million under an accordion feature under the terms of the unsecured revolving credit facility and unsecured term loan facility.

(2)	Our unsecured revolving credit facility interest rate was calculated based on an annual rate of LIBOR plus 1.000% and LIBOR plus 1.050% as of September 30, 2017 and December 31, 2016, respectively.

(3)
Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of September 30, 2017 and December 31, 2016, $6.3 million and $3.3 million of unamortized deferred financing costs, respectively, remained to be amortized through the maturity date of our unsecured revolving credit facility, which are included in prepaid expenses and other assets, net on our consolidated balance sheets.

We intend to borrow under the unsecured revolving credit facility from time to time for general corporate purposes, to finance development and redevelopment expenditures, to fund potential acquisitions and to potentially repay long-term debt.

The following table summarizes the balance and terms of our unsecured term loan facility as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(in thousands)
Outstanding borrowings (1)	$—	$150,000
Remaining borrowing capacity	150,000	—
Total borrowing capacity (2)	$150,000	$150,000
Interest rate (3)	2.33%	1.85%
Undrawn facility fee-annual rate (4)	0.200%	—%
Maturity date	July 2022	July 2019
________________________

(1)
In July 2017, the unsecured term loan facility was paid down and the Facility was amended to include two, six-month delayed draw options on the unsecured term loan facility. The Company may draw on the unsecured term loan facility through July 2018, at which time the outstanding balance will become the balance of the unsecured term loan facility and no additional draws may be made. However, if the Company does not draw at least $75.0 million by the end of first option term in January 2018, the total borrowing capacity under the Facility will be reduced by 50% of the unutilized borrowing capacity at that time. The Company intends to draw $75.0 million prior to the end of the first option term in January 2018.

(2)
As of September 30, 2017 and December 31, 2016, $1.2 million and $0.7 million of unamortized deferred financing costs, respectively, remained to be amortized through the maturity date of our unsecured term loan facility.

(3)	Our unsecured term loan facility interest rate was calculated based on an annual rate of LIBOR plus 1.100% and LIBOR plus 1.150% as of September 30, 2017 and December 31, 2016, respectively.

(4)	In July 2017, the Facility was amended to include a facility fee on the remaining borrowing capacity of the unsecured term loan facility, which is paid on a monthly basis.

Capital Recycling Program

As discussed in the section “Factors That May Influence Future Results of Operations - Capital Recycling Program,” we continuously evaluate opportunities for the potential disposition of properties and undeveloped land in our portfolio or the formation of strategic ventures with the intent of recycling the proceeds generated from the disposition of less strategic or lower return assets into capital used to finance development expenditures, to fund new acquisitions, to repay long-term debt and for other general corporate purposes. As part of this strategy, we attempt to enter into Section 1031 Exchanges, when possible, to defer some or all of the taxable gains on the sales, if any, for federal and state income tax purposes.

In connection with our capital recycling strategy, during the nine months ended September 30, 2017, we completed the sale of eleven operating properties and one undeveloped land parcel to unaffiliated third parties for gross proceeds of $186.6 million.
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

At-The-Market Stock Offering Program and January 2017 Common Stock Offering

Since commencement of our at-the-market stock offering program in December 2014, through September 30, 2017, we have sold 2,459,165 shares of common stock having an aggregate gross sales price of $182.4 million, and approximately $117.6 million remained available to be sold under this program. No shares of common stock were sold under this program during the nine months ended September 30, 2017. Actual future sales will depend upon a variety of factors, including but not limited to, market conditions, the trading price of the Company’s common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

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

Unsecured Senior Notes - Private Placement

On February 17, 2017, the Operating Partnership issued the $175.0 million principal amount of its 3.35% Senior Notes, Series A, due February 17, 2027 (the “Series A Notes”), and the $75.0 million principal amount of its 3.45% Senior Notes, Series B, due February 17, 2029 (the “Series B Notes” and, together with the Series A Notes, the “Series A and B Notes”). The Series A and B Notes were issued pursuant to a delayed draw option under a Note Purchase Agreement entered into in connection with a private placement in September 2016. As of September 30, 2017, there was $175.0 million and $75.0 million issued and outstanding aggregate principal amount of Series A and B Notes, respectively. The Series A Notes mature on February 17, 2027, and the Series B Notes mature on February 17, 2029, unless earlier redeemed or prepaid pursuant to the terms of the Note Purchase Agreement. Interest on the Series A and B Notes is payable semi-annually in arrears on February 17 and August 17 of each year.

Unsecured and Secured Debt

The aggregate principal amount of the unsecured debt and secured debt of the Operating Partnership outstanding as of September 30, 2017 was as follows:

Aggregate Principal Amount Outstanding
(in thousands)
Unsecured Line of Credit (1)	$60,000
Unsecured Senior Notes due 2018	325,000
Unsecured Senior Notes due 2020	250,000
Unsecured Senior Notes due 2023	300,000
Unsecured Senior Notes due 2025	400,000
Unsecured Senior Notes due 2029	400,000
Unsecured Senior Notes Series A & B due 2027 & 2029	250,000
Secured Debt	464,025
Total Unsecured and Secured Debt	$2,449,025
Less: Unamortized Net Discounts and Deferred Financing Costs	(13,816)
Total Debt, Net	$2,435,209
________________________

(1)	As of September 30, 2017, there was no outstanding balance on the unsecured term loan facility.

Debt Composition

Refer to our 2016 Annual Report on Form 10-K for our debt composition as of December 31, 2016. There were no material changes to our overall debt composition information including but not limited to secured to unsecured ratios, floating rate to fixed rate ratios, weighted average maturity and weighted average interest rate during the nine months ended September 30, 2017.

Liquidity Uses

Contractual Obligations

Refer to our 2016 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside of the ordinary course of business, to these contractual obligations during the nine months ended September 30, 2017.

Other Liquidity Uses

Development Activities

As of September 30, 2017, we had four development projects under construction.  These projects have a total estimated investment of approximately $1.4 billion of which we have incurred approximately $708.1 million and committed an additional $622 million and we expect we will incur additional tenant improvement costs based on leasing activity. Additionally, as of September 30, 2017, we have four completed development projects with approximately $35 million in remaining trailing development and leasing costs. Furthermore, we currently believe we may spend up to an additional $50 million on development pipeline projects during the remainder of 2017.  Ultimate timing of these expenditures may fluctuate given construction progress and leasing status of the projects.  We expect that any material additional development activities will be funded with borrowings under the unsecured revolving credit facility, the public or private issuance of debt or equity securities or the disposition of assets under our capital recycling program.

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

On August 15, 2017, the Company redeemed all 4,000,000 shares of its Series H Preferred Stock. The shares of Series H Preferred Stock were redeemed at a redemption price of $25.00 per share for a total cash outflow of $100.0 million. We have no further distribution requirements with respect to the Series H Preferred Stock. In connection with the redemption of the Series H Preferred Stock, we incurred an associated non-cash charge of $3.7 million as a reduction to net income available to common stockholders for the related original issuance costs.

Debt Maturities

We believe our conservative leverage and staggered debt maturities provide us with financial flexibility and enhance our ability to obtain additional sources of liquidity if necessary, and, therefore, we believe we are well-positioned to refinance or repay maturing debt and to pursue our strategy of seeking attractive acquisition opportunities, which we may finance, as necessary, with future public and private issuances of debt and equity securities. However, we can provide no assurance that we will have access to the public or private debt or equity markets in the future on favorable terms or at all. Our next debt maturity with a balance of $123.8 million at September 30, 2017 occurs in February 2018 for mortgage debt held by 303 Second Street Member, LLC, a property partnership in which the Company has a 56% common equity interest. We have the option to prepay this debt without penalty in the fourth quarter of 2017 and intend to do so, at which time we will fund our proportionate share of the payoff amount and the minority owner will contribute capital to pay off its proportionate share. We also have an additional $325.0 million of unsecured senior notes maturing in July 2018.

Potential Future Acquisitions

As discussed in the section “Factors That May Influence Future Results of Operations - Acquisitions” we continue to evaluate strategic opportunities and remain a disciplined buyer of development and redevelopment opportunities as well as value-add operating properties, dependent on market conditions and business cycles, among other factors.  We continue to focus on growth opportunities in West Coast markets populated by knowledge and creative based tenants in a variety of industries, including technology, media, healthcare, life sciences, entertainment and professional services.  Any material acquisitions will be funded with borrowings under the unsecured revolving credit facility, the public or private issuance of debt or equity securities, the disposition of assets under our capital recycling program, the formation of strategic ventures or through the assumption of existing debt. As of September 30, 2017, we had $30.6 million of refundable acquisition deposits, subject to closing conditions required to be met by the seller, for potential future acquisitions. We cannot provide assurance that we will enter into any agreements to acquire properties, or undeveloped land, or that the potential acquisitions contemplated by any agreements we may enter into in the future will be completed.

Share Repurchases

On February 23, 2016, the Company’s Board of Directors approved a 4,000,000 share increase to the Company’s existing share repurchase program bringing the total current repurchase authorization to 4,988,025 shares. As of September 30, 2017, 4,935,826 shares remain eligible for repurchase under the Company’s share repurchase program. Under this program, repurchases may be made in open market transactions at prevailing prices or through privately negotiated transactions. We may elect to repurchase shares of our common stock under this program in the future depending upon various factors, including market conditions, the trading price of our common stock and our other uses of capital. This program does not have a termination date, and repurchases may be discontinued at any time. We intend to fund repurchases, if any, primarily with the proceeds from property dispositions.

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

Debt Covenants

The unsecured revolving credit facility, unsecured term loan facility, unsecured term loan, unsecured senior notes, the Series A and B Notes and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key existing financial covenants and their covenant levels include:

Unsecured Credit Facility and Term Loan Facility (as defined in the applicable Credit Agreements) (1):	Covenant Level	Actual Performance as of September 30, 2017
Total debt to total asset value	less than 60%	25%
Fixed charge coverage ratio	greater than 1.5x	3.3x
Unsecured debt ratio	greater than 1.67x	4.12x
Unencumbered asset pool debt service coverage	greater than 1.75x	4.41x

Unsecured Senior Notes due 2018, 2020, 2023, 2025 and 2029 (as defined in the applicable Indentures):
Total debt to total asset value	less than 60%	32%
Interest coverage	greater than 1.5x	7.1x
Secured debt to total asset value	less than 40%	6%
Unencumbered asset pool value to unsecured debt	greater than 150%	329%
________________________

(1)
As of September 30, 2017, the covenant performance under the Unsecured Senior Notes Series A and B due 2027 and 2029 (“private placement notes”), was substantially similar to the Facility; however, the unsecured debt ratio under the private placement notes was 3.61x reflecting definitional differences on unencumbered value. The Operating Partnership was in compliance under the credit agreement of the private placement notes as of September 30, 2017.

The Operating Partnership was in compliance with all of its debt covenants as of September 30, 2017. Our current expectation is that the Operating Partnership will continue to meet the requirements of its debt covenants in both the short and long term. However, in the event of an economic slowdown or continued volatility in the credit markets, there is no certainty that the Operating Partnership will be able to continue to satisfy all of the covenant requirements.

Consolidated Historical Cash Flow Summary

The following summary discussion of our consolidated historical cash flow is based on the consolidated statements of cash flows in Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow for the periods presented below. Changes in our cash flow include changes in cash and cash equivalents and restricted cash. Our historical cash flow activity for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 is as follows:

	Nine Months Ended September 30,
	2017	2016	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$276,542	$252,605	$23,937	9.5%
Net cash used in investing activities	(180,712)	(67,402)	(113,310)	168.1%
Net cash (used in) provided by financing activities	(101,729)	65,617	(167,346)	(255.0)%

Operating Activities

Our cash flows from operating activities depends on numerous factors including the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, the level of operating expenses, the impact of property acquisitions, completed development projects and related financing activities, and other general and administrative costs. Our net cash provided by operating activities increased by $23.9 million, or 9.5%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily as a result of an increase in cash Net Operating Income generated from our Stabilized Development, Acquisition and Same Store Portfolios. See additional information under the caption “—Results of Operations.”

Investing Activities

Our cash flows from investing activities is generally used to fund development and operating property acquisitions, expenditures for development projects, and recurring and nonrecurring capital expenditures for our operating properties, net of proceeds received from dispositions of real estate assets. Our net cash used in investing activities increased by $113.3 million or 168.1% for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016 primarily due to lower net proceeds received from dispositions during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

Financing Activities

Our cash flows from financing activities is principally impacted by our capital raising activities, net of dividends and distributions paid to common and preferred security holders. During the nine months ended September 30, 2017, we had net cash used in financing activities of $101.7 million compared to net cash provided by financing activities of $65.6 million during the nine months ended September 30, 2016 primarily due to the redemption of the Company’s Series G Preferred Stock and Series H Preferred Stock and the January 2017 payment of the special dividend declared in December 2016, partially offset by proceeds from the January 2017 common stock offering.

Off-Balance Sheet Arrangements

As of September 30, 2017 and as of the date this report was filed, we did not have any off-balance sheet transactions, arrangements or obligations, including contingent obligations.

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

The following table presents our FFO for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Net income available to common stockholders	$66,558	$50,582	$122,720	$251,112
Adjustments:
Net income attributable to noncontrolling common units of the Operating Partnership	1,394	1,453	2,633	5,892
Net income attributable to noncontrolling interests in consolidated property partnerships	2,984	1,027	9,359	1,438
Depreciation and amortization of real estate assets	61,141	55,460	181,875	157,587
Gains on sales of depreciable real estate	(37,250)	(18,312)	(39,507)	(164,302)
Funds From Operations attributable to noncontrolling interests in consolidated property partnerships	(5,280)	(1,675)	(16,832)	(2,277)
Funds From Operations (1)(2)	$89,547	$88,535	$260,248	$249,450
________________________

(1)	Reported amounts are attributable to common stockholders, common unitholders and restricted stock unitholders.

(2)
FFO available to common stockholders and unitholders includes amortization of deferred revenue related to tenant-funded tenant improvements of $4.2 million and $3.6 million for the three months ended September 30, 2017 and 2016, respectively, and $12.4 million and $9.7 million for the nine months ended September 30, 2017 and 2016, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about our market risk is disclosed in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and is incorporated herein by reference. There have been no material changes for the nine months ended September 30, 2017, to the information provided in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2017, the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

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

As required by SEC Rule 13a-15(b), the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2017, the end of the period covered by this report. Based on the foregoing, the Operating Partnership’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes that occurred during the quarter covered by this report in the Operating Partnership’s internal control over financial reporting identified in connection with the evaluation referenced above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We and our properties are subject to routine litigation incidental to our business. These matters are generally covered by insurance. As of September 30, 2017, we are not a defendant in, and our properties are not subject to, any legal proceedings that we believe, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors included in the Company’s and the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities: None.

(b) Use of Proceeds from Registered Securities: None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

The table below reflects our purchases of common stock during each of the three months in the three-month period ended September 30, 2017.

Period	Total Number of Shares of Stock Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs
July 1, 2017 - July 31, 2017	11,853	$73.35	—	—
August 1, 2017 - August 31, 2017	6,650	68.78	—	—
September 1, 2017 - September 30, 2017	249	68.10	—	—
Total	18,752	$71.66	—	—
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
Amendment to the Certificate of Limited Partnership of Kilroy Realty, L.P. (previously filed by Kilroy Realty, L.P., as an exhibit to the General Form for Registration of Securities on Form 10 as filed with the Securities and Exchange Commission on August 18, 2010)

3.(i)(4)
Articles Supplementary reclassifying shares of the Series G Preferred Stock of the Company (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on August 23, 2017)

3.(i)(5)
Articles Supplementary reclassifying shares of the Series H Preferred Stock of the Company (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on August 23, 2017)

3.(ii)1
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

10.1	General Partner Guaranty Agreement, dated February 17, 2017 (previously filed by Kilroy Realty Corporation on Form 10-Q for the quarter ended March 31, 2017)

10.2†	Kilroy Realty 2006 Incentive Award Plan (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on May 23, 2017)

10.3	Second Amended and Restated Credit Agreement dated as of July 24, 2017 (previously filed by Kilroy Realty Corporation on Form 10-Q for the quarter ended June 30, 2017)

10.4	Second Amended and Restated Guaranty dated as of July 24, 2017 (previously filed by Kilroy Realty Corporation on Form 10-Q for the quarter ended June 30, 2017)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty Corporation

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty Corporation

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty, L.P.

31.4*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty, L.P.

32.1*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty Corporation

32.2*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty Corporation

32.3*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty, L.P.

32.4*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty, L.P.

101.1
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to the Consolidated Financial Statements (unaudited).(1)

_______________

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.
(1)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 26, 2017.

KILROY REALTY CORPORATION

By:	/s/ John Kilroy
John Kilroy President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Tyler H. Rose
Tyler H. Rose Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Heidi R. Roth
Heidi R. Roth Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 26, 2017.

KILROY REALTY, L.P.

BY:	KILROY REALTY CORPORATION
Its general partner

	By:	/s/ John Kilroy
John Kilroy President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Tyler H. Rose
Tyler H. Rose Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Heidi R. Roth
Heidi R. Roth Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)