Form 10-K
period 2017-12-31
KILROY REALTY CORP; Kilroy Realty, L.P.
filed 2018-02-13
CIK 1025996, 1493976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
☐
Emerging growth company
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
☐
Emerging growth company
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
Kilroy Realty Corporation  Yes  ☐  No  ☒    Kilroy Realty, L. P.  Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting shares of common stock held by non-affiliates of Kilroy Realty Corporation was approximately $7,367,936,410 based on the quoted closing price on the New York Stock Exchange for such shares on June 30, 2017.

There is no public trading market for the common units of limited partnership interest of Kilroy Realty, L.P. As a result, the aggregate market value of the common units of limited partnership interest held by non-affiliates of Kilroy Realty, L.P. cannot be determined.

As of February 9, 2017, 98,721,228 shares of Kilroy Realty Corporation’s common stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Kilroy Realty Corporation’s Proxy Statement with respect to its 2018 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2017 of Kilroy Realty Corporation and Kilroy Realty, L.P. Unless stated otherwise or the context otherwise requires, references to “Kilroy Realty Corporation” or the “Company,” “we,” “our,” and “us” mean Kilroy Realty Corporation, a Maryland corporation, and its controlled and consolidated subsidiaries, and references to “Kilroy Realty, L.P.” or the “Operating Partnership” mean Kilroy Realty, L.P., a Delaware limited partnership, and its controlled and consolidated subsidiaries.

The Company is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of December 31, 2017, the Company owned an approximate 97.9% common general partnership interest in the Operating Partnership. The remaining approximate 2.1% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of the Company. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control and can cause it to enter into certain major transactions including acquisitions, dispositions, and refinancings and cause changes in its line of business, capital structure and distribution policies.

There are a few differences between the Company and the Operating Partnership that are reflected in the disclosures in this Form 10-K. We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how the Company and the Operating Partnership operate as an interrelated, consolidated company. The Company is a REIT, the only material asset of which is the partnership interests it holds in the Operating Partnership. As a result, the Company generally does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. The Company itself is not directly obligated under any indebtedness, but generally guarantees all of the debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company either directly or through its subsidiaries, conducts the operations of the Company’s business and is structured as a limited partnership with no publicly-traded equity. Except for net proceeds from equity issuances by the Company, which the Company generally contributes to the Operating Partnership in exchange for units of partnership interest, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness or through the issuance of units of partnership interest.

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

PART I

This document contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, among other things, statements or information concerning our plans, objectives, capital resources, portfolio performance, results of operations, projected future occupancy and rental rates, lease expirations, debt maturities, potential investments, strategies such as capital recycling, development and redevelopment activity, projected construction costs, projected construction commencement and completion dates, projected square footage of space that could be constructed on undeveloped land that we own, projected rentable square footage of or number of units in properties under construction or in the development pipeline, anticipated proceeds from capital recycling activity or other dispositions and anticipated dates of those activities or dispositions, projected increases in the value of properties, dispositions, future executive incentive compensation, pending, potential or proposed acquisitions, plans to grow our net operating income and funds from operations, our ability to re-lease properties at or above current market rates, anticipated market conditions, demographics and other forward-looking financial data, as well as the discussion in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations -Factors That May Influence Future Results of Operations.” Forward-looking statements are based on our current expectations, beliefs and assumptions, and are not guarantees of future performance. Forward-looking statements are inherently subject to uncertainties, risks, changes in circumstances, trends and factors that are difficult to predict, many of which are outside of our control. Accordingly, actual performance, results and events may vary materially from those indicated in the forward-looking statements, and you should not rely on the forward-looking statements as predictions of future performance, results or events. All forward-looking statements are based on information that was available and speak only as of the date on which they were made. We assume no obligation to update any forward-looking statement that becomes untrue because of subsequent events, new information or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws.

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

Our stabilized portfolio of operating properties was comprised of the following properties at December 31, 2017:

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied	Percentage Leased
Stabilized Office Properties	101	13,720,597	511	95.2%	96.9%

	Number of Buildings	Number of Units	2017 Average Occupancy
Stabilized Residential Property	1	200	70.2%

Our stabilized portfolio includes all of our properties with the exception of development and redevelopment properties currently under construction or committed for construction, “lease-up” properties, real estate assets held for sale and undeveloped land. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We define “lease-up” properties as office and retail properties we recently developed or redeveloped that have not yet reached 95% occupancy and are within one year following cessation of major construction activities. There were no operating properties in “lease-up” or held for sale as of December 31, 2017.

During the first quarter of 2017, we added one development project to our stabilized office portfolio consisting of 365,359 rentable square feet in Hollywood, California. As of December 31, 2017, the following properties were excluded from our stabilized portfolio. We did not have any redevelopment properties at December 31, 2017.

	Number of Properties/Projects	Estimated Rentable Square Feet
Development projects under construction (1)(2)	4	1,800,000
_______________

(1)
Estimated rentable square feet upon completion. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors That May Influence Future Results of Operations —Completed, In-Process and Future Development Pipeline” for more information.

(2)
Includes 86,000 square feet of Production, Distribution, and Repair (“PDR”) space. Development projects under construction also include 96,000 square feet of retail space and 237 residential units at One Paseo - Phase I in addition to the estimated rentable square feet noted above.

Our stabilized portfolio also excludes our near-term and future development pipeline, which as of December 31, 2017, was comprised of six potential development sites, representing approximately 48 gross acres of undeveloped land.

As of December 31, 2017, all of our properties and development projects were owned and all of our business was conducted in the state of California with the exception of twelve office properties and one development project under construction located in the state of Washington. As of December 31, 2017, we owned 100% of all our properties and developments, excluding four office properties located in San Francisco, California owned by three consolidated property partnerships. Two of the three property partnerships, 100 First Street Member, LLC (“100 First LLC”) and 303 Second Street Member, LLC (“303 Second LLC”), in which the Company owns an approximate 56% equity interest, each owned one office property in San Francisco, California through subsidiary REITs (see Note 11 “Noncontrolling Interests on the Company’s Consolidated Financial Statements” and Note 12 “Noncontrolling Interests on the Operating Partnership’s Consolidated Financial Statements” to our consolidated financial statements included in this report for additional information). The remaining interests were owned by an unrelated third party. The third property partnership, in which the Company owns an approximate 93% common equity interest, Redwood City Partners, LLC (“Redwood LLC”), owned two office properties in Redwood City, California. The remaining interest was owned by an unrelated third party. All three property partnerships are consolidated entities.

We own our interests in all of our real estate assets through the Operating Partnership and the Finance Partnership and generally conduct substantially all of our operations through the Operating Partnership of which we owned a 97.9% common general partnership interest as of December 31, 2017. The remaining 2.1% common limited partnership interest in the Operating Partnership as of December 31, 2017 was owned by non-affiliated investors and certain of our executive officers and directors. Kilroy Realty Finance, Inc., a wholly owned subsidiary of the Company, is the sole general partner of the Finance Partnership and owns a 1.0% common general partnership interest. The Operating Partnership owns the remaining 99.0% common limited partnership interest. With the exception of the Operating Partnership and our consolidated property partnerships, all of our subsidiaries are wholly-owned.

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

The following documents relating to corporate governance are also available free of charge on our website under “Investors —Overview —Corporate Governance” and available in print to any security holder upon request:

•	Corporate Governance Guidelines;

•	Code of Business Conduct and Ethics;

•	Audit Committee Charter;

•	Executive Compensation Committee Charter; and

•	Nominating / Corporate Governance Committee Charter.

You may request copies of any of these documents by writing to:

Attention: Investor Relations
Kilroy Realty Corporation
12200 West Olympic Boulevard, Suite 200
Los Angeles, California 90064

We intend to disclose on our website under “Investors —Overview —Corporate Governance” any amendment to, or waiver of, any provisions of our Code of Business Conduct and Ethics applicable to the directors and/or officers of the Company that would otherwise be required to be disclosed under the rules of the Securities and Exchange Commission or the New York Stock Exchange.

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

•
our access to development, redevelopment, acquisition and leasing opportunities as a result of our extensive experience and significant working relationships with major West Coast property owners, corporate tenants, municipalities and landowners given our over 70-year presence in the West Coast markets;

•
our active development program and our near-term and future development pipeline of undeveloped land sites (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors That May Influence Future Results of Operations” for additional information pertaining to the Company’s in-process, near-term and future development pipeline);

•
our capital recycling program (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Operating Partnership” for additional information pertaining to the Company’s capital recycling program and related property and land dispositions);

•
our ability to capitalize on inflection points in a real estate cycle to add quality assets to our portfolio at substantial discounts to long-term value, through either acquisition, development or redevelopment; and

•	our strong financial position that has and will continue to allow us to pursue attractive acquisition and development and redevelopment opportunities.

“Net Operating Income” is defined as consolidated operating revenues (rental income, tenant reimbursements and other property income) less consolidated operating expenses (property expenses, real estate taxes, provision for bad debts and ground leases). “FFO” is Funds From Operations available to common stockholders and common unitholders calculated in accordance with the white paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Results of Operations” and “—Non-GAAP Supplemental Financial Measures: Funds From Operations” for a reconciliation of these measures to generally accepted accounting principles (“GAAP”) net income available to common stockholders.)

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

Development and Redevelopment Strategies.    We and our predecessors have developed office properties primarily located in California since 1947. As of December 31, 2017, we had four projects totaling approximately 1.8 million square feet of office space, 237 residential units and 96,000 square feet of retail space under construction. As of December 31, 2017, our near-term and future development pipeline was comprised of six potential development sites, representing approximately 48 gross acres of undeveloped land on which we believe we have the potential to develop over 4.3 million square feet of office and retail space, depending upon economic conditions. Our strategy with respect to development is to:

•	be the premier provider of modern and collaborative office and mixed-use projects on the West Coast with a focus on design and environment;

•	maintain a disciplined approach by commencing development when appropriate based on market conditions, favoring pre-leasing, developing in stages or phasing, and cost control;

•	reinvest capital from dispositions of selective assets into new state-of-the-market development and acquisition opportunities with higher cash flow and rates of return;

•	execute on our development projects under construction and our near-term and future development pipeline, including expanding entitlements; and

•
evaluate redevelopment opportunities in supply-constrained markets because such efforts generally achieve similar returns to new development with reduced entitlement risk and shorter construction periods.

We may engage in the additional development or redevelopment of office and mixed-use properties when market conditions support a favorable risk-adjusted return on such development or redevelopment. We expect that our significant working relationships with tenants, municipalities and landowners on the West Coast will give us further access to development and redevelopment opportunities. We cannot ensure that we will be able to successfully develop or redevelop any of our properties or that we will have access to additional development or redevelopment opportunities.

Acquisition Strategies.    We believe we are well positioned to acquire opportunistic properties and development and redevelopment opportunities as the result of our extensive experience, strong financial position and ability to access capital. We continue to focus on growth opportunities in West Coast markets populated by knowledge and creative based tenants in a variety of industries, including technology, media, healthcare, life sciences, entertainment and professional services. Against the backdrop of market volatility, we expect to manage a strong balance sheet, execute on our development program and selectively evaluate opportunities that add immediate Net Operating Income to our portfolio or play a strategic role in our future growth and that:

•	provide attractive yields and significant potential for growth in cash flow from property operations;

•	present growth opportunities in our existing or other strategic markets; and

•	demonstrate the potential for improved performance through intensive management, repositioning and leasing that should result in increased occupancy and rental revenues.

Financing Strategies.    Our financing policies and objectives are determined by our board of directors. Our goal is to limit our dependence on leverage and maintain a conservative ratio of debt-to-total market capitalization. As of December 31, 2017, our total debt as a percentage of total market capitalization was 23.9%, which was calculated based on the quoted closing price per share of the Company’s common stock of $74.65 on December 31, 2017 (see “Item 7.

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

We utilize multiple sources of capital, including borrowings under our unsecured line of credit, unsecured term loan, proceeds from the issuance of public or private debt or equity securities and other bank and/or institutional borrowings and our capital recycling program, including strategic venture sources. There can be no assurance that we will be able to obtain capital as needed on terms favorable to us or at all. (See the discussion under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors That May Influence Future Results of Operations” and “Item 1A. Risk Factors.”)

Sustainability Strategies. We make excellence in sustainability a core competence by:

•
managing our properties to offer the maximum degree of utility and operational efficiency to tenants. We offer tenant sustainability programs focused on helping our tenants reduce their energy and water consumption and increase their recycling diversion rates. Many of our assets are in zones that have been impacted by drought, and as such face the risk of increased water costs and fines for high consumption. We have mitigated these risks through comprehensive, proactive water reductions throughout our portfolio, including domestic fixture upgrades, cooling tower optimizations, a comprehensive leak detection program, and irrigation systems retrofits. We also incorporate green lease language into 100% of our new leases, including a cost recovery clause for resource-efficiency related capital in full-service gross leases, which align tenant and landlord interests on energy, water and waste efficiency. Green leases (also known as aligned leases, high performance leases or energy efficient leases) align the financial and energy incentives of building owners and tenants so they can work together to save money, conserve resources and ensure the efficient operation of buildings. We were honored in 2014 to be part of the inaugural class of Green Lease Leaders, the Institute for Market Transformation's (“IMT's”) program to encourage green leasing in real estate. In 2016, IMT honored us again with two Green Lease Leaders Team Transaction awards. Energy and water consumption data for the last three years audited by DNV GL Business Assurance USA, Inc. are as follows:

Energy consumption:

Year (1)	Energy Consumption Data Coverage as % of Floor Area (2)	Total Energy Consumed by Portfolio Area with Data Coverage (MWh) (3)	% of Energy Generated From Renewable Resources	Like-for-Like Change in Energy Consumption of Portfolio Area with Data Coverage (4)	% of Eligible Portfolio that has Obtained an Energy Rating and is Certified to ENERGY STAR
2016	97%	281,675	3%	(2)%	68%
2015	92%	273,381	3%	(5)%	65%
2014	88%	267,391	5%	(2)%	56%

Water consumption:

Year (1)	Water Withdrawal Data Coverage as a % of Total Floor Area (5)	Total Water Withdrawn by Portfolio Area (m (3) ) (6)	Like-for-like Change in Water Withdrawn for Portfolio Area with Data Coverage (4)
2016	94%	829,503	(2)%
2015	94%	832,737	(11)%
2014	92%	950,357	(2)%
________________________

(1)	Full 2017 calendar year energy and water data is not available until March 30, 2018. 2016 is the most recent year for which full energy and water data is available and verified by a third party.

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

•
actively pursuing LEED certification for approximately 1.8 million square feet of office and/or mixed use space under construction. In addition, an analysis of energy performance is included in our standard due diligence process for acquisitions, and reducing energy use year over year is a comprehensive goal of our operational strategy. This is accomplished through systematic energy auditing, mechanical, lighting and other building upgrades, optimizing operations and engaging tenants. During the past few years we have significantly enhanced the sustainability profile of our portfolio, ending 2017 with 58% of our properties LEED certified and 72% of our properties ENERGY STAR certified. During 2017, the Company was recognized for our sustainability efforts with multiple industry leadership awards, including NAREIT’s 2017 Office Leader in the Light Award for the fourth consecutive year, and the ENERGY STAR Partner of the Year Sustained Excellence Award. The Company was also recognized by GRESB as the North American office leader in sustainability for the fourth year in a row, and we became one of only three American real estate companies to be listed in the Dow Jones Sustainability World Index.

Significant Tenants

As of December 31, 2017, our 15 largest tenants in terms of annualized base rental revenues represented approximately 40.3% of our total annualized base rental revenues, defined as annualized monthly contractual rents from existing tenants as of December 31, 2017. Annualized base rental revenue includes the impact of straight-lining rent escalations and the amortization of free rent periods and excludes the impact of the following: amortization of deferred revenue related tenant-funded tenant improvements, amortization of above/below market rents, amortization for lease incentives due under existing leases and expense reimbursement revenue.

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

Segment and Geographic Financial Information

During 2017 and 2016, we had one reportable segment, our office properties segment. For information about our office property revenues and long-lived assets and other financial information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Results of Operations.”

As of December 31, 2017, all of our properties and development projects were owned and all of our business was conducted in the state of California with the exception of twelve office properties and one development project under construction located in the state of Washington. As of December 31, 2017, all of our properties and development projects were 100% owned, excluding four office properties owned by three consolidated property partnerships, which have been consolidated for financial reporting purposes (see Note 2 “Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included in this report for further information).

Employees

As of December 31, 2017, we employed 251 people through the Operating Partnership, Kilroy Services, LLC, and Kilroy Realty TRS, Inc. We believe that relations with our employees are good.

Environmental Regulations and Potential Liabilities

Government Regulation Relating to the Environment.    Many laws and governmental regulations relating to the environment are applicable to our properties, and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently and may adversely affect us.

Existing conditions at some of our properties.    Independent environmental consultants have conducted Phase I or similar environmental site assessments on all of our properties. We generally obtain these assessments prior to the acquisition of a property and may later update them as required for subsequent financing of the property, if a property is slated for disposition, or as requested by a tenant. Consultants are required to perform Phase I assessments to American Society for Testing and Materials standards then-existing for Phase I site assessments and typically include a historical review, a public records review, a visual inspection of the surveyed site, and the issuance of a written report. These assessments do not generally include any soil samplings or subsurface investigations; however, if a Phase I does recommend that soil samples be taken or other subsurface investigations take place, we generally perform such recommended actions. Depending on the age of the property, the Phase I may have included an assessment of asbestos-containing materials or a separate hazardous materials survey may have been conducted. For properties where asbestos-containing materials were identified or suspected, an operations and maintenance plan was generally prepared and implemented.

Historical operations at or near some of our properties, including the presence of underground or above ground storage tanks, the landfilling of hazardous substances and solid waste, and migration of contamination from other sites, may have caused soil or groundwater contamination. In some instances, the prior owners of the affected properties conducted remediation of known contamination in the soils on our properties, and we may be required to conduct further clean-up of the soil at these properties and residual contamination could pose environmental, health, and safety risks if not appropriately addressed. To protect the health and safety of site occupants and others, we may be required to implement and operate safeguards, including, for example, vapor intrusion mitigation systems and building protection systems to address methane. We may need to modify our methods of construction or face increased construction costs as a result of environmental conditions, and we may face obligations under agreements with governmental authorities with respect to the management of such environmental conditions. If releases from our sites migrate offsite, neighbors or others could make claims against us, such as for property damage, personal injury, or cost recovery.

As of December 31, 2017, we had accrued environmental remediation liabilities of approximately $28.3 million recorded on our consolidated balance sheets in connection with certain of our in-process and future development projects. The accrued environmental remediation liabilities represent the costs we estimate we will incur when we commence development at various development acquisition sites. These estimates, which we developed with the assistance of third party experts, consist primarily of the removal of contaminated soil and other related costs since we are required to dispose of any existing contaminated soil when we develop new office properties as these sites. It is possible that we could incur additional environmental remediation costs in connection with these future development projects.  However, given we are in the pre-development phase on these future development projects, potential additional environmental costs cannot be reasonably estimated at this time and certain changes in estimates could occur as the site conditions, final project timing, design elements, actual soil conditions and other aspects of the projects, which may depend upon municipal and other approvals beyond the control of the Company, are determined. See Note 18 “Commitments and Contingencies” to our consolidated financial statements included in this report for additional information.

Other than the accrued environmental liabilities recorded in connection with certain of our development projects, we are not aware of any such condition, liability, or concern by any other means that would give rise to material environmental liabilities. However, our assessments may have failed to reveal all environmental conditions, liabilities, or compliance concerns; there may be material environmental conditions, liabilities, or compliance concerns that arose at a property after the review was completed; future laws, ordinances, or regulations may impose material additional environmental liability; and environmental conditions at our properties may be affected in the future by tenants, third parties, or the condition of land or operations near our properties, such as the presence of underground storage tanks or migrating plumes. We cannot be certain that costs of future environmental compliance will not have an adverse effect on our financial condition, results of operations, cash flow, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to security holders.

Use of hazardous materials by some of our tenants.    Some of our tenants handle hazardous substances and wastes on our properties as part of their routine operations. Environmental laws and regulations may subject these tenants, and potentially us, to liability resulting from such activities. We generally require our tenants in their leases to comply with these environmental laws and regulations and to indemnify us for any related liabilities. As of December 31, 2017, other than routine cleaning materials, approximately 3-5% of our tenants handled hazardous substances and/or wastes on approximately 1-3% of the aggregate square footage of our properties as part of their routine operations. These tenants are primarily involved in the life sciences business. The hazardous substances and wastes are primarily comprised of diesel fuel for emergency generators and small quantities of lab and light manufacturing chemicals including, but not limited to, alcohol, ammonia, carbon dioxide, cryogenic gases, dichlorophenol, methane, naturalyte acid, nitrogen, nitrous oxide, and oxygen which are routinely used by life science companies. We are not aware of any material noncompliance, liability, or claim relating to hazardous or toxic substances or petroleum products in connection with any of our properties, and management does not believe that on-going activities by our tenants will have a material adverse effect on our operations.

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

Litigation

Lawsuits have been filed in San Francisco County Superior Court in connection with the settlement and differential settlement experienced at the Millennium Tower property located at 301 Mission Street in San Francisco, California, a building not owned by the Company but located in proximity to the Company’s property located at 350 Mission Street.  Among the claims asserted in the complex lawsuits are claims that acts by various entities, including entities affiliated with other neighboring properties, contributed to the settlement that Millennium Tower has experienced. In October 2017, two defendants named in the lawsuits asserted cross-claims for equitable indemnification against certain of the Company’s entities in connection with the development and construction-related activities at our neighboring 350 Mission Street property.  We dispute the allegations and intend to vigorously defend against these claims.

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

Risks Related to our Business and Operations

Global market, economic and geopolitical conditions may adversely affect our business, results of operations, liquidity and financial condition and those of our tenants. Our business may be adversely affected by global market, economic and geopolitical conditions, including general global economic and political uncertainty and dislocations in the credit markets. If these conditions become more volatile or worsen, our and our tenant’s business, results of operations, liquidity and financial condition and those of our tenants may be adversely affected as a result of the following consequences, among others:

•
the financial condition of our tenants, many of which are technology; life science and healthcare; finance, insurance and real estate; media and professional business and other service firms, may be adversely affected, which may result in tenant defaults under leases due to bankruptcy, lack of liquidity, operational failures or for other reasons;

•
significant job losses in the financial and professional services industries may occur, which may decrease demand for our office space, causing market rental rates and property values to be negatively impacted;

•
our ability to obtain financing on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reduce our returns from our acquisition and development activities and increase our future interest expense;

•
reduced values of our properties may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans; and

•
one or more lenders under the Operating Partnership’s unsecured revolving credit facility could refuse to fund their financing commitment to us or could fail and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all.

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

We depend upon significant tenants, and the loss of a significant tenant could adversely affect our financial condition, results of operations, ability to borrow funds and cash flows. As of December 31, 2017, our 15 largest tenants represented approximately 40.3% of total annualized base rental revenues. See further discussion on the composition of our tenants by industry and our largest tenants under “Item 2. Properties —Significant Tenants.”

Our financial condition, results of operations, ability to borrow funds and cash flows would be adversely affected if any of our significant tenants fails to renew its lease(s), renew its lease(s) on terms less favorable to us, or becomes bankrupt or insolvent or otherwise unable to satisfy its lease obligations.

Downturn in tenants’ businesses may reduce our revenues and cash flows. For the year ended December 31, 2017, we derived approximately 98.8% of our revenues from rental income and tenant reimbursements. A tenant may experience a downturn in its business, which may weaken its financial condition and result in its failure to make timely rental payments or result in defaults under our leases. In the event of default by a tenant, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.

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

A large percentage of our tenants operate in a concentrated group of industries and downturns in these industries could adversely affect our financial condition, results of operations and cash flows. As of December 31, 2017, as a percentage of our annualized base rental revenue, 43% of our tenants operated in the technology industry, 14% in the life science and health care industries, 13% in the finance, insurance and real estate industries, 12% in the media industry, 8% in the professional, business and other services industries and 10% in other industries. As we continue our development and potential acquisition activities in markets populated by knowledge and creative based tenants in the technology and media industries, our tenant mix could become more concentrated, further exposing us to risks associated with those industries. For a further discussion of the composition of our tenants by industry, see “Item 2. Properties —Significant Tenants.” An economic downturn in any of these industries, or in any industry in which a significant number of our tenants currently or may in the future operate, could negatively impact the financial condition of such tenants and cause them to fail to make timely rental payments or default on lease obligations, fail to renew their leases or renew their leases on terms less favorable to us, become bankrupt or insolvent, or otherwise become unable to satisfy their obligations to us. As a result, a downturn in an industry in which a significant number of our tenants operate could adversely affect our financial conditions, result of operations and cash flows.

We may be unable to renew leases or re-lease available space. Most of our income is derived from the rent earned from our tenants. We had office space representing approximately 4.8% of the total square footage of our stabilized office properties that was not occupied as of December 31, 2017. In addition, leases representing approximately 9.0% and 11.9% of the leased rentable square footage of our properties are scheduled to expire in 2018 and 2019, respectively. Above market rental rates on some of our properties may force us to renew or re-lease expiring leases at rates below current lease rates. We cannot provide any assurance that leases will be renewed, available space will be re-leased or that our rental rates will be equal to or above the current rental rates. If the average rental rates for our properties decrease, existing tenants do not renew their leases, or available space is not re-leased, our financial condition, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders could be adversely affected. For additional information on our scheduled lease expirations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors Factors That May Influence Future Results of Operations.”

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

We may not be able to meet our debt service obligations. As of December 31, 2017, we had approximately $2.4 billion aggregate principal amount of indebtedness, of which $3.6 million in principal payments will be paid during the year ended December 31, 2018. Our total debt at December 31, 2017 represented 23.9% of our total market capitalization (which we define as the aggregate of our long-term debt, and the market value of the Company’s common stock and the Operating Partnership’s common units of limited partnership interest, or common units). For the calculation of our market capitalization and additional information on debt maturities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Company —Capitalization” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Operating Partnership —Liquidity Uses.”

The instruments and agreements governing some of our outstanding indebtedness (including borrowings under the Operating Partnership’s unsecured revolving credit facility, unsecured term loan facility and note purchase agreement) contain provisions that require us to repurchase for cash or repay that indebtedness under specified circumstances or upon the occurrence of specified events (including certain changes of control of the Company), and our future debt agreements and debt securities may contain similar provisions or may require that we offer to repurchase the applicable indebtedness for cash under specified circumstances or upon the occurrence of specified events. We may not have sufficient funds to pay our indebtedness when due (including upon any such required repurchase, repayment or offer to repurchase), and we may not be able to arrange for the financing necessary to make those payments on favorable terms or at all. In addition, our ability to make required payments on our indebtedness when due (including upon any such required repurchase, repayment or offer to repurchase) may be limited by the terms of other debt instruments or agreements. Our failure to pay amounts due in respect of any of our indebtedness when due may constitute an event of default under the instrument governing that indebtedness, which could permit the holders of that indebtedness to require the immediate repayment of that indebtedness in full and, in the case of secured indebtedness, could allow them to sell the collateral securing that indebtedness and use the proceeds to repay that indebtedness. Moreover, any acceleration of or default in respect of any of our indebtedness could, in turn, constitute an event of default under other debt instruments or agreements, thereby resulting in the acceleration and required repayment of that other indebtedness.

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

The covenants in the agreements governing the Operating Partnership’s unsecured revolving credit facility, unsecured term loan facility and note purchase agreement may limit our ability to make distributions to the holders of our common stock. The Operating Partnership’s $750.0 million unsecured revolving credit facility, $150.0 million unsecured term loan facility and note purchase agreement contain financial covenants that could limit the amount of distributions payable by us on our common stock and any preferred stock we may issue in the future. We rely on cash distributions we receive from the Operating Partnership to pay distributions on our common stock and any preferred stock we may issue in the future and to satisfy our other cash needs. The agreements governing the unsecured revolving credit facility, the unsecured term loan facility and the note purchase agreement provide that, if the Operating Partnership fails to pay any principal of, or interest on, any borrowings or other amounts payable under such agreement when due or during any other event of default under such unsecured revolving credit facility, unsecured term loan facility and the note purchase agreement, the Operating Partnership may make only those partnership distributions that result in distributions to us in an amount sufficient to permit us to make distributions to our stockholders that we reasonably believe are necessary to (a) maintain our qualification as a REIT for federal and state income tax purposes and (b) avoid the payment of federal or state income or excise tax. Any limitation on our ability to make distributions to our stockholders, whether as a result of these provisions in the unsecured revolving credit facility, the unsecured term loan facility, the note purchase agreement or otherwise, could have a material adverse effect on the market value of our common stock.

A downgrade in our credit ratings could materially adversely affect our business and financial condition. The credit ratings assigned to the Operating Partnership’s debt securities and any preferred stock we may issue in the future could change based upon, among other things, our results of operations and financial condition. These ratings are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any rating will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. Moreover, these credit ratings do not apply to our common stock and are not recommendations to buy, sell or hold our common stock or any other securities. If any of the credit rating agencies that have rated the Operating Partnership’s debt securities or any preferred stock we may issue in the future downgrades or lowers its credit rating, or if any credit rating agency indicates that it has placed any such rating on a so-called “watch list” for a possible downgrading or lowering or otherwise indicates that its outlook for that rating is negative, it could have a material adverse effect on our costs and availability of capital, which could in turn have a material adverse effect on our financial condition, results of operations, cash flows, the trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

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

We are subject to environmental and health and safety laws and regulations, and any costs to comply with, or liabilities arising under, such laws and regulations could be material. As an owner, operator, manager, acquirer and developer of real properties, we are subject to environmental and health and safety laws and regulations. Certain of these laws and regulations impose joint and several liability, without regard to fault, for investigation and clean-up costs on current and former owners and operators of real property and persons who have disposed of or released hazardous substances into the environment. At some of our properties, there are asbestos-containing materials, or tenants routinely handle hazardous substances as part of their operations. In addition, historical operations and conditions, including the presence of underground storage tanks, the landfilling of hazardous substances and solid waste, and migration of contamination from other sites, have caused soil or groundwater contamination at or near some of our properties. Although we believe that the prior owners of the affected properties or other persons may have conducted remediation of known contamination at many of these properties, not all such contamination has been remediated, further clean-up at these properties may be required, and residual contamination could pose environmental, health, and safety risks if not appropriately addressed. To protect the health and safety of site occupants and others, we may be required to implement and operate safeguards, including, for example, vapor intrusion mitigation systems and building protection systems to address methane. We may need to modify our methods of construction or face increased construction costs as a result of environmental conditions, and we may face obligations under agreements with governmental authorities with respect to the management of such environmental conditions. If releases from our sites migrate offsite, neighbors or others could make claims against us, such as for property damage, personal injury, or cost recovery. As of December 31, 2017, we had accrued environmental remediation liabilities of approximately $28.3 million recorded on our consolidated balance sheets in connection with certain of our in-process and future development projects. The accrued environmental remediation liabilities represent the costs we estimate we will incur when we commence development at various development acquisition sites. These estimates, which we developed with the assistance of third party experts, consist primarily of the removal of contaminated soil and other related costs since we are required to dispose of any existing contaminated soil when we develop new office properties as these sites. It is possible that we could incur additional environmental remediation costs in connection with these future development projects. However, given we are in the pre-development phase on these future development projects, potential additional environmental costs cannot be reasonably estimated at this time and certain changes in estimates could occur as the site conditions, final project timing, design elements, actual soil conditions and other aspects of the projects, which may depend upon municipal and other approvals beyond the control of the Company, are determined. Unknown or unremediated contamination or compliance with existing or new environmental or health and safety laws and regulations could require us to incur costs or liabilities that could be material. See “Item 1. Business —Environmental Regulations and Potential Liabilities” and Note 18 “Commitments and Contingencies” to our consolidated financial statements included in this report.

We may be unable to complete acquisitions and successfully operate acquired properties. We continually evaluate the market of available properties and may continue to acquire office or mixed use properties and undeveloped land when strategic opportunities exist. Our ability to acquire properties on favorable terms and successfully operate them is subject to various risks, including the following:

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

While we historically have acquired, developed and redeveloped office properties in California markets, over the past few years we have acquired properties in greater Seattle, where we currently have twelve properties and one development project under construction, and may in the future acquire, develop or redevelop properties for other uses and expand our business to other geographic regions where we expect the development or acquisition of property to result in favorable risk-adjusted returns on our investment. Presently, we do not possess the same level of familiarity with other outside markets, which could adversely affect our ability to acquire, develop or redevelop properties or to achieve expected performance.

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

We own certain properties subject to ground leases and other restrictive agreements that limit our uses of the properties, restrict our ability to sell or otherwise transfer the properties and expose us to the loss of the properties if such agreements are breached by us, terminated or not renewed. As of December 31, 2017, we owned thirteen office buildings, located on various land parcels and in various regions, which we lease individually on a long-term basis. As of December 31, 2017, we had approximately 2.0 million aggregate rentable square feet, or 14.8% of our total stabilized portfolio, of rental space located on these leased parcels and we may in the future invest in additional properties that are subject to ground leases or other similar restrictive arrangements. Many of these ground leases and other restrictive agreements impose significant limitations on our uses of the subject property, restrict our ability to sell or otherwise transfer our interests in the property or restrict our leasing of the property. These restrictions may limit our ability to timely sell or exchange the properties, impair the properties’ value or negatively impact our ability to find suitable tenants for the properties. In addition, if we default under the terms of any particular lease, we may lose the ownership rights to the property subject to the lease. Upon expiration of a lease, we may not be able to renegotiate a new lease on favorable terms, if at all. The loss of the ownership rights to these properties or an increase of rental expense could have an adverse effect on our financial condition, results of operations, cash flow, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

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

The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) will subject us to substantial additional federal regulation. There are significant corporate governance and executive compensation-related requirements that have been, and will in the future be, imposed on publicly-traded companies under the Dodd-Frank Act. Several of these provisions require the SEC to adopt additional rules and regulations in these areas. For example, the Dodd-Frank Act requires publicly-traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities. In addition, if stockholders do not vote to approve our executive compensation practices and/or our equity plan amendments, these actions may interfere with our ability to attract and retain key personnel who are essential to our future success. Provisions of the Dodd-Frank Act that directly affect other participants in the real estate and capital markets, such as banks, investment funds and interest rate hedge providers, could also have indirect, but material, impacts on our business that cannot now be predicted.  In addition, in February 2017, the U.S. President ordered the Secretary of the U.S. Treasury to review certain existing rules and regulations, such as those promulgated under the Dodd-Frank Act; however, the implications of that review are not yet known and none of the rules and regulations promulgated under the Dodd-Frank Act have been modified or rescinded as of the date of this report. Given the uncertainty associated with both the results of the existing Dodd-Frank Act requirements and the manner in which additional provisions of the Dodd-Frank Act will be implemented by various regulatory agencies and through regulations, the full extent of the impact of such requirements on our operations is unclear. Accordingly, the changes resulting from the Dodd-Frank Act may impact the profitability of business activities, require changes to certain business practices, or otherwise adversely affect our financial condition, results of operations, cash flows, the quoted trading price of our securities and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

Our property taxes could increase due to reassessment or property tax rate changes. We are required to pay state and local taxes on our properties. In addition, the real property taxes on our properties may increase as our properties are reassessed by taxing authorities or as property tax rates change. For example, under a current California law commonly referred to as “Proposition 13,” property tax reassessment generally occurs as a result of a “change in ownership” of a property, as specifically defined for purposes of those rules. Because the property taxing authorities may not determine whether there has been a “change in ownership” or the actual reassessed value of a property for a period of time after a transaction has occurred, we may not know the impact of a potential reassessment for a considerable amount of time following a particular transaction or construction of a new property. Therefore, the amount of property taxes we are required to pay could increase substantially from the property taxes we currently pay or have paid in the past, including on a retroactive basis. In addition, from time to time voters and lawmakers have announced initiatives to repeal or amend Proposition 13 to eliminate its application to commercial property and/or introduce split tax roll legislation. Such initiatives, if successful, would increase the assessed value and/or tax rates applicable to commercial property in California, including our properties. An increase in the assessed value of our properties or our property tax rates could adversely impact our financial condition, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

Unfavorable resolution of litigation matters and disputes could have a material adverse effect on our financial condition. From time to time, we are involved in legal proceedings, lawsuits and other claims. We may also be named as defendants in lawsuits allegedly arising out of our actions or the actions of our operators and tenants in which such operators and tenants have agreed to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective businesses. An unfavorable resolution of any litigation could have an effect on our financial condition, results of operations, cash flow and the quoted trading price of our securities. Regardless of its outcome, litigation may result in substantial costs and expenses and significantly divert the attention of our management. There can be no assurance that we will be able to prevail in, or achieve a favorable settlement of, any litigation matters. In addition, litigation, government proceedings or environmental matters could lead to increased costs or interruption of our normal business operations.

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

•	result in unauthorized access to or changes to our financial accounting and reporting systems and related data;

•	result in our inability to maintain building systems relied on by our tenants;

•	require significant management attention and resources to remedy any damage that results;

•	subject us to regulatory penalties or claims for breach of contract, damages, credits, penalties or terminations of leases or other agreements; or

•	damage our reputation among our tenants and investors.

These events could have an adverse impact on our financial condition, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

An increase in interest rates could increase our interest costs on variable rate debt and new debt and could adversely affect our ability to refinance existing debt, conduct development, redevelopment and acquisition activity and recycle capital. As of December 31, 2017, we had an unsecured revolving credit facility and an unsecured term loan facility bearing interest at variable rates on any amounts drawn and outstanding, and we may incur additional variable rate debt in the future. There were no amounts outstanding on both the unsecured revolving credit facility and unsecured term loan facility at December 31, 2017. If interest rates increase, so could our interest costs for any variable rate debt and for new debt. This increased cost could make the financing of any development, redevelopment and acquisition activity costlier. Rising interest rates could also limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. In addition, an increase in interest rates could decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to recycle capital and our portfolio promptly in response to changes in economic or other conditions.

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

The trading price of our common stock may fluctuate significantly. The trading price of our common stock may fluctuate significantly. Between January 1, 2017 and February 9, 2018, the closing sale price of Company’s common stock on the New York Stock Exchange, or the NYSE, ranged from $63.72 to $77.91 per share. The trading price of our common stock may fluctuate in response to many factors, including:

•	actual or anticipated variations in our operating results, funds from operations, cash flows, liquidity or distributions;

•	our ability to successfully execute on our development program;

•	our ability to successfully complete acquisitions and operate acquired properties;

•	earthquakes;

•	changes in our earnings estimates or those of analysts;

•	publication of research reports about us, the real estate industry generally or the office and residential sectors in which we operate;

•	the failure to maintain our current credit ratings or comply with our debt covenants;

•	increases in market interest rates that lead purchasers of our common stock to demand a higher dividend yield;

•	actual or anticipated changes in tax laws and regulations;

•	changes in market valuations of similar companies;

•	adverse market reaction to any debt or equity securities we may issue or additional debt we incur in the future;

•	additions or departures of key management personnel;

•	actions by institutional stockholders;

•	speculation in the press or investment community;

•	high levels of volatility in the credit markets;

•	general market and economic conditions; and

•	the realization of any of the other risk factors included in this report.

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

Changes in accounting pronouncements could adversely affect our operating results, in addition to the reported financial performance of our tenants. Uncertainties posed by various initiatives of accounting standard-setting by the Financial Accounting Standards Board (“FASB”) and the SEC, which establish and govern accounting standards for U.S. companies, may change the financial accounting and reporting standards or their interpretation and application of these standards that govern the preparation of our financial statements, including the adoption of the lease accounting standard.

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

The actual density of our undeveloped land holdings and/or any particular land parcel may not be consistent with our potential density estimates. As of December 31, 2017, we estimate that our six near term and future potential development sites, representing approximately 48 gross acres of undeveloped land, provide more than 4.3 million square feet of potential density. We caution you not to place undue reliance on the potential density estimates for our undeveloped land holdings and/or any particular land parcel because they are based solely on our estimates, using data currently available to us, and our business plans as of December 31, 2017. The actual density of our undeveloped land holdings and/or any particular land parcel may differ substantially from our estimates based on numerous factors, including our inability to obtain necessary zoning, land use and other required entitlements, as well as building, occupancy and other required governmental permits and authorizations, and changes in the entitlement, permitting and authorization processes that restrict or delay our ability to develop, redevelop or use undeveloped land holdings at anticipated density levels. Moreover, we may strategically choose not to develop, redevelop or use our undeveloped land holdings to their maximum potential density or may be unable to do so as a result of factors beyond our control, including our ability to obtain capital on terms that are acceptable to us, or at all, to fund our development and redevelopment activities. We can provide no assurance that the actual density of our undeveloped land holdings and/or any particular land parcel will be consistent with our potential density estimates. For additional information on our development program, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors That May Influence Future Results of Operations.”

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

In certain circumstances, our limited partners must approve our dissolution and the disposition of properties contributed by the limited partners. For as long as limited partners own at least 5% of all of the Operating Partnership’s partnership interests, we must obtain the approval of limited partners holding a majority of the units representing common limited partnership interests before we may dissolve. As of December 31, 2017, limited partners owned approximately 2.1% of the Operating Partnership’s partnership interests, of which 0.8% was owned by John Kilroy. In addition, we agreed to use commercially reasonable efforts to minimize the tax consequences to certain common limited partners resulting from the repayment, refinancing, replacement, or restructuring of debt, or any sale, exchange, or other disposition of any of our other assets. The exercise of one or more of these approval rights by the limited partners could delay or prevent us from completing a transaction that may be in the best interest of all our security holders.

The Chairman of our board of directors and our President and Chief Executive Officer has substantial influence over our affairs. John Kilroy is the Chairman of our board of directors and our President and Chief Executive Officer. John Kilroy beneficially owned, as of December 31, 2017, approximately 1.5% of the total outstanding shares of our common stock. The percentage of outstanding shares of common stock beneficially owned includes 205,322 shares of common stock, 489,763 restricted stock units (“RSUs”) that were vested and held by John Kilroy at December 31, 2017, and assumes the exchange into shares of our common stock of the 783,192 common units of the Operating Partnership held by John Kilroy (which may be exchanged for an equal number of shares of our common stock).

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

The Company’s charter contains provisions that may delay, deter or prevent a change of control transaction. The following provisions of the Company’s charter may delay or prevent a change of control over us, even if a change of control might be beneficial to our security holders, deter tender offers that may be beneficial to our security holders, or limit security holders’ opportunity to receive a potential premium for their shares and/or units if an investor attempted to gain shares beyond the Company’s ownership limits or otherwise to effect a change of control:

•
the Company’s charter authorizes the board of directors to issue up to 30,000,000 shares of the Company’s preferred stock, including convertible preferred stock, without stockholder approval. The board of directors may establish the preferences, rights and other terms, including the right to vote and the right to convert into common stock any shares issued. The issuance of preferred stock could delay or prevent a tender offer or a change of control even if a tender offer or a change of control was in our security holders’ interest; and

•
the Company’s charter states that any director, or the entire board of directors, may be removed from office at any time, but only for cause and then only by the affirmative vote of the holders of at least two thirds of the votes of the Company’s capital stock entitled to be cast in the election of directors.

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

We are not limited in our ability to incur debt. Our financing policies and objectives are determined by the board of directors. Our goal is to limit our dependence on leverage and maintain a conservative ratio of debt to total market capitalization. However, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. As of December 31, 2017, we had approximately $2.4 billion aggregate principal amount of indebtedness outstanding, which represented 23.9% of our total market capitalization. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Company —Capitalization” for a calculation of our market capitalization. These ratios may be increased or decreased without the consent of our unitholders or stockholders. Increases in the amount of debt outstanding would result in an increase in our debt service, which could adversely affect cash flow and our ability to pay dividends and distributions to our security holders. Higher leverage also increases the risk of default on our obligations and limits our ability to obtain additional financing in the future.

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

The market price of our common stock may be adversely affected by future offerings of debt and equity securities by us or the Operating Partnership. In the future, we may increase our capital resources by offering our debt securities and preferred stock, the Operating Partnership’s debt securities and equity securities and our or the Operating Partnership’s other borrowings. Upon our liquidation, dissolution or winding-up, holders of such debt securities, our preferred stock and Operating Partnership’s equity securities, and lenders with respect to other borrowings by us and the Operating Partnership, will be entitled to receive distributions of our available assets prior to the holders of our common stock and it is possible that, after making distributions on these other securities and borrowings, no assets would be available for distribution to holders of our common stock. In addition, the Operating Partnership’s debt and equity securities and borrowings are structurally senior to our common stock, our debt securities and borrowings are senior in right of payment to our common stock, and any preferred stock we may issue in the future may have a preference over our common stock, and all payments (including dividends, principal and interest) and liquidating distributions on such securities and borrowings could limit our ability to pay dividends or make other distributions to the holders of our common stock. Because any decision to issue securities and make borrowings in the future will depend on market conditions and other factors, some of which may be beyond our control, we cannot predict or estimate the amount, timing or nature of our or the Operating Partnership’s future offerings or borrowings. Such future offerings or borrowings may reduce the market price of our common stock.

Sales of a substantial number of shares of the Company’s securities, or the perception that this could occur, could result in decreasing the quoted trading price per share of the Company’s common stock and of the Operating Partnership’s publicly-traded notes. Management cannot predict whether future issuances of shares of the Company’s common stock, or the availability of shares for resale in the open market will result in decreasing the market price per share of the Company’s common stock. As of December 31, 2017, 98,620,333 shares of the Company’s common stock were issued and outstanding.

As of December 31, 2017, the Company had reserved for future issuance the following shares of common stock: 2,077,193 shares issuable upon the exchange, at the Company’s option, of the Operating Partnership’s common units; approximately 1.9 million shares remained available for grant under our 2006 Incentive Award Plan (see Note 15 “Share-Based Compensation” to our consolidated financial statements included in this report); approximately 1.4 million shares issuable upon settlement of time-based RSUs; 0.7 million shares contingently issuable upon settlement of RSUs subject to the achievement of market and/or performance conditions; and 26,500 shares issuable upon exercise of outstanding options. The Company has a currently effective registration statement registering 9.2 million shares of our common stock for possible issuance under our 2006 Incentive Award Plan. The Company has a currently effective registration statement registering 1,649,760 shares of our common stock for possible issuance to and resale by certain holders of the Operating Partnership’s common units. That registration statement also registers 94,441 shares of common stock held by John Kilroy for possible resale. Consequently, if and when the shares are issued, they may be freely traded in the public markets.

Risks Related to Taxes and the Company’s Status as a REIT

Loss of the Company’s REIT status would have significant adverse consequences to us and the value of the Company’s common stock. The Company currently operates in a manner that is intended to allow it to qualify as a REIT for federal income tax purposes under the Code. If the Company were to lose its REIT status, the Company would face adverse tax consequences that would substantially reduce the funds available for distribution to its stockholders for each of the years involved because:

•	the Company would not be allowed a deduction for dividends paid to its stockholders in computing the Company’s taxable income and would be subject to federal income tax at regular corporate rates;

•	the Company could be subject to increased state and local taxes; and

•	unless entitled to relief under statutory provisions, the Company could not elect to be taxed as a REIT for four taxable years following the year during which the Company was disqualified.

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

If a transaction intended to qualify as a Section 1031 Exchange is later determined to be taxable or if we are unable to identify and complete the acquisition of a suitable replacement property to effect a Section 1031 Exchange, we may face adverse consequences, and if the laws applicable to such transactions are amended or repealed, we may not be able to dispose of properties on a tax deferred basis. When possible, we dispose of properties in transactions that are intended to qualify as Section 1031 Exchanges. It is possible that the qualification of a transaction as a Section 1031 Exchange could be successfully challenged and determined to be currently taxable or that we may be unable to identify and complete the acquisition of a suitable replacement property to effect a Section 1031 Exchange. In such case, our taxable income and earnings and profits would increase. This could increase the dividend income to our stockholders by reducing any return of capital they received. In some circumstances, we may be required to pay additional dividends or, in lieu of that, corporate income tax, possibly including interest and penalties. As a result, we may be required to borrow funds in order to pay additional dividends or taxes and the payment of such taxes could cause us to have less cash available to distribute to our stockholders. In addition, if a Section 1031 Exchange were later to be determined to be taxable, we may be required to amend our tax returns for the applicable year in question, including any information reports we sent our stockholders. Moreover, under the recently enacted Tax Cuts and Jobs Act (the “2017 Tax Legislation”), for exchanges completed after December 31, 2017, unless the property was disposed of or received in the exchange on or before such date, Section 1031 of the Code permits exchanges of real property only. It is possible that additional legislation could be enacted that could further modify or repeal the laws with respect to Section 1031 Exchanges, which could make it more difficult or not possible for us to dispose of properties on a tax deferred basis.

Dividends payable by REITs, including us, generally do not qualify for the reduced tax rates available for some dividends. “Qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates generally are subject to tax at preferential rates. Subject to limited exceptions, dividends payable by REITs are not eligible for these reduced rates and are taxable at ordinary income tax rates. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including the shares of our capital stock. However, non-corporate stockholders, including individuals, generally may deduct 20% of dividends from a REIT, other than capital gain dividends and dividends treated as qualified dividend income, for taxable years beginning after December 31, 2017 and before January 1, 2026.

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

The 2017 Tax Legislation has significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their stockholders. Changes made by the 2017 Tax Legislation that could affect us and our stockholders include:

•
temporarily reducing individual U.S. federal income tax rates on ordinary income; the highest individual U.S. federal income tax rate has been reduced from 39.6% to 37% for taxable years beginning after December 31, 2017 and before January 1, 2026;

•	permanently eliminating the progressive corporate tax rate structure, which previously imposed a maximum corporate tax rate of 35%, and replacing it with a flat corporate tax rate of 21%;

•
permitting a deduction for certain pass-through business income, including dividends received by our stockholders from us that are not designated by us as capital gain dividends or qualified dividend income, which will allow individuals, trusts, and estates to deduct up to 20% of such amounts for taxable years beginning after December 31, 2017 and before January 1, 2026;

•
reducing the highest rate of withholding with respect to our distributions to non-U.S. stockholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

•	limiting our deduction for net operating losses arising in taxable years beginning after December 31, 2017 to 80% of REIT taxable income;

•
generally limiting the deduction for net business interest expense in excess of 30% of a business’ “adjusted taxable income,” except for taxpayers (including most equity REITs) that engage in certain real estate businesses and elect out of this rule (provided that such electing taxpayers must use an alternative depreciation system with longer depreciation periods);

•	eliminating the corporate alternative minimum tax, for taxable years after December 31, 2017;

•
requiring us to take into account certain income no later than when we take it into account on applicable financial statements, even if financial statements take such income into account before it accrues under otherwise applicable Code rules; and

•	repealing the performance-based compensation exception to the $1 million deduction limit on executive compensation and expanding the scope of employees to whom the limit applies.

Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the U.S. Treasury Department and IRS, any of which could lessen or increase the impact of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. While some of the changes made by the tax legislation may adversely affect us in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. We continue to work with our tax advisors and auditors to determine the full impact that the recent tax legislation as a whole will have on us.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

General

Our stabilized portfolio of operating properties was comprised of the following properties at December 31, 2017:

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied	Percentage Leased
Stabilized Office Properties	101	13,720,597	511	95.2%	96.9%

	Number of Buildings	Number of Units	2017 Average Occupancy
Stabilized Residential Property	1	200	70.2%

Our stabilized portfolio includes all of our properties with the exception of development and redevelopment properties currently under construction or committed for construction, “lease-up” properties, real estate assets held for sale and undeveloped land. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We define “lease-up” properties as office and retail properties we recently developed or redeveloped that have not yet reached 95% occupancy and are within one year following cessation of major construction activities.

During the first quarter of 2017, we added one development project to our stabilized office portfolio consisting of 365,359 rentable square feet in Hollywood, California. As of December 31, 2017, the following properties were excluded from our stabilized portfolio. We did not have any redevelopment properties as of December 31, 2017. There were no operating properties in “lease-up” or held for sale as of December 31, 2017.

	Number of Properties/Projects	Estimated Rentable Square Feet
Development projects under construction (1)(2)	4	1,800,000
_______________

(1)
Estimated rentable square feet upon completion. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors That May Influence Future Results of Operations —Completed, In-Process and Future Development Pipeline” for more information.

(2)
Includes 86,000 square feet of Production, Distribution, and Repair (“PDR”) space. Development projects under construction also include 96,000 square feet of retail space and 237 residential units at One Paseo - Phase I in addition to the estimated rentable square feet noted above.

Our stabilized portfolio also excludes our near-term and future development pipeline, which as of December 31, 2017, was comprised of six potential near term and future development sites, representing approximately 48 gross acres of undeveloped land on which we believe we have the potential to develop over 4.3 million square feet of office space, depending upon economic conditions.

As of December 31, 2017, all of our properties and development projects were owned and all of our business was conducted in the state of California with the exception of twelve office properties and one development project under construction located in the state of Washington. As of December 31, 2017, we owned 100% of all of our properties and developments, excluding four office properties located in San Francisco, California owned by three consolidated property partnerships (see “Item 1. Business” and Note 2 “Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included in this report).

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

We believe that all of our properties are well maintained and do not require significant capital improvements. As of December 31, 2017, we managed all of our office properties through internal property managers.

Office Properties

The following table sets forth certain information relating to each of the stabilized office properties owned as of December 31, 2017.

Property Location		No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/2017 (1)	Annualized Base Rent (in $000’s) (2)	Annualized Rent Per Square Foot (2)
Los Angeles and Ventura Counties
23925 Park Sorrento, Calabasas, California	(3)	1	2001	11,873	100.0%	$467	$39.30
23975 Park Sorrento, Calabasas, California	(3)	1	2002	104,797	83.1%	3,150	37.32
24025 Park Sorrento, Calabasas, California	(7)	1	2000	108,670	88.7%	3,538	36.73
2829 Townsgate Road, Thousand Oaks, California	(3)	1	1990	84,098	96.2%	2,306	28.50
2240 E. Imperial Highway, El Segundo, California	(4)	1	1983/ 2008	122,870	100.0%	3,950	32.15
2250 E. Imperial Highway, El Segundo, California	(8)	1	1983	298,728	100.0%	9,810	32.98
2260 E. Imperial Highway, El Segundo, California	(4)	1	1983/ 2012	298,728	100.0%	10,510	35.18
909 Sepulveda Blvd., El Segundo, California	(9)	1	1972/ 2005	244,136	94.5%	6,808	29.86
999 Sepulveda Blvd., El Segundo, California	(10)	1	1962/ 2003	128,588	89.2%	3,461	31.60
6115 W. Sunset Blvd., Los Angeles, California	(11)	1	1938/ 2015	26,105	75.2%	1,321	67.28
6121 W. Sunset Blvd., Los Angeles, California	(5)	1	1938/ 2015	91,173	100.0%	4,293	47.09
1525 N. Gower St., Los Angeles, California	(4)	1	2016	9,610	100.0%	652	67.88
1575 N. Gower St., Los Angeles, California	(12)	1	2016	251,245	100.0%	16,169	64.36
1500 N. El Centro Ave., Los Angeles, California	(3)	1	2016	104,504	83.6%	5,894	67.46
6255 Sunset Blvd, Los Angeles, California	(13)	1	1971/ 1999	323,920	93.0%	11,594	39.90
3750 Kilroy Airport Way, Long Beach, California	(14)	1	1989	10,457	100.0%	158	47.28
3760 Kilroy Airport Way, Long Beach, California	(3)	1	1989	165,278	89.7%	4,638	31.28
3780 Kilroy Airport Way, Long Beach, California	(3)	1	1989	219,745	78.2%	4,814	29.00
3800 Kilroy Airport Way, Long Beach, California	(3)	1	2000	192,476	96.1%	5,908	31.95
3840 Kilroy Airport Way, Long Beach, California	(3)	1	1999	136,026	100.0%	4,882	35.89

Property Location		No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/2017 (1)	Annualized Base Rent (in $000’s) (2)	Annualized Rent Per Square Foot (2)
3880 Kilroy Airport Way, Long Beach, California	(15)	1	1987/ 2013	96,035	100.0%	2,839	29.56
3900 Kilroy Airport Way, Long Beach, California	(3)	1	1987	129,893	100.0%	3,090	23.82
8560 West Sunset Blvd, West Hollywood, California	(3)	1	1963/ 2007	71,875	94.1%	4,820	71.26
8570 West Sunset Blvd, West Hollywood, California	(16)	1	2002/ 2007	43,603	92.3%	2,719	67.58
8580 West Sunset Blvd, West Hollywood, California	(5)	1	2002/ 2007	7,126	100.0%	—	—
8590 West Sunset Blvd, West Hollywood, California	(5)	1	2002/ 2007	56,095	96.1%	1,731	33.83
12100 W. Olympic Blvd., Los Angeles, California	(3)	1	2003	152,048	100.0%	7,631	50.19
12200 W. Olympic Blvd., Los Angeles, California	(3)	1	2000	150,832	91.0%	6,930	67.45
12233 W. Olympic Blvd., Los Angeles, California	(17)	1	1980/ 2011	151,029	93.5%	3,125	35.53
12312 W. Olympic Blvd., Los Angeles, California	(6)	1	1950/ 1997	76,644	100.0%	4,096	53.44
1633 26th Street, Santa Monica, California	(18)	1	1972/ 1997	43,857	—%	—	—
2100/2110 Colorado Avenue, Santa Monica, California	(3)	3	1992/ 2009	102,864	100.0%	4,357	42.36
3130 Wilshire Blvd., Santa Monica, California	(3)	1	1969/ 1998	90,002	88.5%	2,999	37.66
501 Santa Monica Blvd., Santa Monica, California	(19)	1	1974	76,803	84.5%	4,111	65.77
Subtotal/Weighted Average – Los Angeles and Ventura Counties		36		4,181,733	93.3%	$152,771	$40.47
Orange County
2211 Michelson, Irvine, California	(20)	1	2007	271,556	86.6%	$8,556	$36.92
Subtotal/Weighted Average – Orange County		1		271,556	86.6%	$8,556	$36.92
San Diego County
12225 El Camino Real, Del Mar, California	(4)	1	1998	58,401	100.0%	$2,041	$34.95
12235 El Camino Real, Del Mar, California	(4)	1	1998	53,751	88.9%	2,225	46.57
12340 El Camino Real, Del Mar, California	(21)	1	2002	88,377	85.3%	3,363	44.59
12390 El Camino Real, Del Mar, California	(4)	1	2000	72,332	100.0%	3,069	42.44
12770 El Camino Real, Del Mar, California	(3)	1	2016	73,032	83.6%	3,236	52.99
12348 High Bluff Drive, Del Mar, California	(22)	1	1999	38,806	100.0%	1,314	33.86
12400 High Bluff Drive, Del Mar, California	(4)	1	2004	209,220	100.0%	10,671	51.00
3579 Valley Centre Drive, Del Mar, California	(4)	1	1999	52,418	100.0%	2,053	39.16
3611 Valley Centre Drive, Del Mar, California	(23)	1	2000	129,656	100.0%	5,518	42.56
3661 Valley Centre Drive, Del Mar, California	(24)	1	2001	128,364	95.8%	4,148	39.12
3721 Valley Centre Drive, Del Mar, California	(25)	1	2003	115,193	100.0%	5,310	46.09
3811 Valley Centre Drive, Del Mar, California	(6)	1	2000	112,067	100.0%	5,199	46.39
12780 El Camino Real, Del Mar, California	(6)	1	2013	140,591	100.0%	6,883	48.96

Property Location		No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/2017 (1)	Annualized Base Rent (in $000’s) (2)	Annualized Rent Per Square Foot (2)
12790 El Camino Real, Del Mar, California	(26)	1	2013	78,836	100.0%	3,275	41.55
13280 Evening Creek Drive South, I-15 Corridor, California	(3)	1	2008	41,196	100.0%	1,065	25.85
13290 Evening Creek Drive South, I-15 Corridor, California	(4)	1	2008	61,180	100.0%	1,453	23.75
13480 Evening Creek Drive North, I-15 Corridor, California	(4)	1	2008	149,817	100.0%	7,779	51.92
13500 Evening Creek Drive North, I-15 Corridor, California	(4)	1	2004	147,533	100.0%	6,286	42.61
13520 Evening Creek Drive North, I-15 Corridor, California	(27)	1	2004	141,129	90.4%	4,509	36.16
2305 Historic Decatur Road, Point Loma, California	(28)	1	2009	103,900	100.0%	3,694	35.55
4690 Executive Drive, UTC, California	(3)	1	1999	47,846	91.4%	1,424	32.58
Subtotal/Weighted Average – San Diego County		21		2,043,645	97.4%	$84,515	$42.90
San Francisco
4100 Bohannon Drive, Menlo Park, California	(5)	1	1985	47,379	100.0%	$1,719	$36.27
4200 Bohannon Drive, Menlo Park, California	(5)	1	1987	45,451	71.5%	1,332	40.97
4300 Bohannon Drive, Menlo Park, California	(5)	1	1988	63,079	100.0%	3,203	50.78
4400 Bohannon Drive, Menlo Park, California	(5)	1	1988	48,146	96.9%	1,624	37.18
4500 Bohannon Drive, Menlo Park, California	(5)	1	1990	63,078	100.0%	2,041	32.35
4600 Bohannon Drive, Menlo Park, California	(29)	1	1990	48,147	93.0%	2,603	58.16
4700 Bohannon Drive, Menlo Park, California	(5)	1	1989	63,078	100.0%	2,275	36.07
1290-1300 Terra Bella Avenue, Mountain View, California	(5)	1	1961	114,175	100.0%	3,841	33.64
331 Fairchild Drive, Mountain View, California	(6)	1	2013	87,147	100.0%	4,185	48.03
680 E. Middlefield Road, Mountain View, California	(6)	1	2014	170,090	100.0%	7,729	45.44
690 E. Middlefield Road, Mountain View, California	(6)	1	2014	170,823	100.0%	7,763	45.44
1701 Page Mill Road, Palo Alto, California	(5)	1	2015	128,688	100.0%	8,461	65.75
3150 Porter Drive, Palo Alto, California	(6)	1	1998	36,897	100.0%	2,051	55.59
900 Jefferson Avenue, Redwood City, California	(5)	1	2015	228,505	100.0%	13,670	59.82
900 Middlefield Road, Redwood City, California	(5)	1	2015	118,764	97.3%	6,835	59.38
303 Second Street, San Francisco, California	(30)	1	1988	740,047	88.2%	35,287	54.11
100 First Street, San Francisco, California	(31)	1	1988	467,095	95.4%	23,560	55.28
250 Brannan Street, San Francisco, California	(4)	1	1907/ 2001	95,008	100.0%	5,413	56.98
201 Third Street, San Francisco, California	(32)	1	1983	346,538	82.2%	18,797	67.09
301 Brannan Street, San Francisco, California	(4)	1	1909/ 1989	74,430	100.0%	5,675	76.24
360 Third Street, San Francisco, California	(33)	1	2013	429,796	100.0%	22,635	52.78
333 Brannan Street, San Francisco, California	(34)	1	2016	185,602	100.0%	15,023	80.94

Property Location		No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/2017 (1)	Annualized Base Rent (in $000’s) (2)	Annualized Rent Per Square Foot (2)
350 Mission Street, San Francisco, California	(5)	1	2016	455,340	98.1%	23,449	52.78
1310 Chesapeake Terrace, Sunnyvale, California	(5)	1	1989	76,244	100.0%	2,369	31.08
1315 Chesapeake Terrace, Sunnyvale, California	(5)	1	1989	55,635	100.0%	1,424	25.60
1320-1324 Chesapeake Terrace, Sunnyvale, California	(5)	1	1989	79,720	100.0%	2,421	30.36
1325-1327 Chesapeake Terrace, Sunnyvale, California	(5)	1	1989	55,383	100.0%	1,234	22.29
505 N. Mathilda Avenue, Sunnyvale, California	(5)	1	2014	212,322	100.0%	9,449	44.50
555 N. Mathilda Avenue, Sunnyvale, California	(5)	1	2014	212,322	100.0%	9,449	44.50
605 N. Mathilda Avenue, Sunnyvale, California	(5)	1	2014	162,785	100.0%	7,244	44.50
599 N. Mathilda Avenue, Sunnyvale, California	(5)	1	2000	75,810	100.0%	2,205	29.04
Subtotal/Weighted Average – San Francisco		31		5,157,524	96.1%	$254,966	$51.76
Greater Seattle
601 108th Avenue NE, Bellevue, Washington	(35)	1	2000	488,470	98.1%	$17,219	$36.31
10900 NE 4th Street, Bellevue, Washington	(36)	1	1983	416,755	95.6%	14,112	35.57
10210 NE Points Drive, Kirkland, Washington	(5)	1	1988	84,641	100.0%	2,146	25.36
10220 NE Points Drive, Kirkland, Washington	(5)	1	1987	49,851	93.3%	1,264	27.46
10230 NE Points Drive, Kirkland, Washington	(5)	1	1990	98,982	93.6%	2,548	28.98
3933 Lake Washington Blvd NE, Kirkland, Washington	(5)	1	1993	46,450	100.0%	1,302	28.03
837 N. 34th Street, Lake Union, Washington	(5)	1	2008	111,580	76.2%	2,748	32.34
701 N. 34th Street, Lake Union, Washington	(5)	1	1998	138,994	77.9%	4,098	37.84
801 N. 34th Street, Lake Union, Washington	(6)	1	1998	169,412	100.0%	4,423	26.11
320 Westlake Avenue North, Lake Union, Washington	(5)	1	2007	184,644	100.0%	6,821	36.94
321 Terry Avenue North, Lake Union, Washington	(5)	1	2013	135,755	100.0%	5,648	41.61
401 Terry Avenue North, Lake Union, Washington	(6)	1	2003	140,605	100.0%	6,207	44.15
Subtotal/Weighted Average – Greater Seattle		12		2,066,139	95.4%	$68,536	$34.97
TOTAL/WEIGHTED AVERAGE		101		13,720,597	95.2%	$569,344	$44.27
_________________

(1)	Based on all leases at the respective properties in effect as of December 31, 2017. Includes month-to-month leases as of December 31, 2017.

(2)
Annualized base rental revenue includes the impact of straight-lining rent escalations and the amortization of free rent periods and excludes the impact of the following: amortization of deferred revenue related tenant-funded tenant improvements, amortization of above/below market rents, amortization for lease incentives due under existing leases and expense reimbursement revenue. Excludes month-to-month leases and vacant space as of December 31, 2017. Includes 100% of annualized base rent of consolidated property partnerships.

(3)	For these properties, the leases are written on a full service gross basis.

(4)	For these properties, the leases are written on a modified gross basis.

(5)	For these properties, the leases are written on a triple net basis.

(6)	For these properties, the leases are written on a modified net basis.

(7)	For this property, leases of approximately 92,000 rentable square feet are written on a full service gross basis and approximately 4,000 rentable square feet are written on a modified gross basis.

(8)	For this property, leases of approximately 264,000 rentable square feet are written on a modified gross basis and approximately 35,000 rentable square feet are written on a full service gross basis.

(9)	For this property, leases of approximately 226,000 rentable square feet are written on a full service gross basis and approximately 5,000 rentable square feet are written on a triple net basis.

(10)	For this property, leases of approximately 106,000 rentable square feet are written on a full service gross basis and approximately 9,000 rentable square feet are written on a gross basis.

(11)	For this property, leases of approximately 14,000 rentable square feet are written on a triple net basis and approximately 6,000 rentable square feet are written on a gross basis.

(12)	For this property, leases of approximately 236,000 rentable square feet are written on a modified gross basis and approximately 15,000 rentable square feet are written on a full service gross basis.

(13)
For this property, leases of approximately 280,000 rentable square feet are written on a full service gross basis, approximately 16,000 rentable square feet are written on a triple net basis and approximately 5,000 rentable square feet are written on a modified gross basis.

(14)	For this property, leases of approximately 7,000 rentable square feet are written on a modified gross basis and approximately 3,000 rentable square feet are written on a full service gross basis.

(15)	For this property, leases of approximately 50,000 rentable square feet are written on a full service gross basis and approximately 46,000 rentable square feet are written on a modified net basis.

(16)	For this property, leases of approximately 32,000 rentable square feet are written on a full service gross basis and approximately 8,000 rentable square feet are written on a triple net basis.

(17)
For this property, leases of approximately 107,000 rentable square feet are written on a modified gross basis, approximately 25,000 rentable square feet are written on a gross basis and approximately 9,000 rentable square feet are written on a full service gross basis.

(18)	This property is vacant.

(19)	For this property, leases of approximately 61,000 rentable square feet are written on a full service gross basis, and approximately 4,000 rentable square feet are written on a triple net basis.

(20)	For this property, leases of approximately 227,000 rentable square feet are written on a full service gross basis and approximately 8,000 rentable square feet are written on a modified gross basis.

(21)	For this property, leases of approximately 72,000 rentable square feet are written on a modified gross basis and approximately 3,000 rentable square feet are written on a full service gross basis.

(22)	For this property, leases of approximately 36,000 rentable square feet are written on a full service gross basis and approximately 3,000 rentable square feet are written on a modified gross basis.

(23)	For this property, leases of approximately 125,000 rentable square feet are written on a modified gross basis and approximately 5,000 rentable square feet are written on a full service gross basis.

(24)
For this property, leases of approximately 80,000 rentable square feet are written on a modified gross basis, approximately 26,000 rentable square feet are written on a full service gross basis and approximately 17,000 rentable square feet are written on a gross basis.

(25)	For this property, leases of approximately 91,000 rentable square feet are written on a modified gross basis and approximately 24,000 rentable square feet are written on a full service gross basis.

(26)	For this property, leases of approximately 77,000 rentable square feet are written on a modified gross basis and approximately 2,000 rentable square feet are written on a full service gross basis.

(27)	For this property, leases of approximately 108,000 rentable square feet are written on a modified gross basis and approximately 20,000 rentable square feet are written on a full service gross basis.

(28)
For this property, leases of approximately 79,000 rentable square feet are written on a full service gross basis, approximately 22,000 rentable square feet are written on a gross basis and approximately 3,000 rentable square feet are written on a modified gross basis.

(29)	For this property, leases of approximately 25,000 rentable square feet are written on a triple net basis and approximately 20,000 rentable square feet are written on a gross basis.

(30)
For this property, leases of approximately 305,000 rentable square feet are written on a modified gross basis, approximately 286,000 rentable square feet are written on a full service gross basis, approximately 38,000 rentable square feet are written on a gross basis and approximately 24,000 rentable square feet are written on a triple net basis.

(31)
For this property, leases of approximately 353,000 rentable square feet are written on a full service gross basis, approximately 84,000 rentable square feet are written on a gross basis and approximately 8,000 rentable square feet are written on a triple net basis.

(32)
For this property, leases of approximately 254,000 rentable square feet are written on a full service gross basis, approximately 19,000 rentable square feet are written on a modified gross basis, approximately 11,000 rentable square feet are written on a triple net basis and approximately 1,000 rentable square feet are written on a gross basis.

(33)
For this property, leases of approximately 370,000 rentable square feet are written on a modified gross basis, approximately 57,000 rentable square feet are written on a full service gross basis and approximately 3,000 rentable square feet are written on a triple net basis.

(34)	For this property, leases of approximately 182,000 rentable square feet are written on a modified gross basis and approximately 4,000 rentable square feet are written on a triple net basis.

(35)	For this property, leases of approximately 472,000 rentable square feet are written on a triple net basis and approximately 7,000 rentable square feet are written on a modified gross basis.

(36)	For this property, leases of approximately 378,000 rentable square feet are written on a full service gross basis and approximately 20,000 rentable square feet are written on a triple net basis.

Completed Development Projects

During the year ended December 31, 2017, we added the following office development project to our stabilized portfolio of operating properties:

	Construction Period
Stabilized Office Projects	Start Date	Completion Date	Stabilization Date	Rentable Square Feet	Office % Leased (1)
Columbia Square Phase 2 - Office Hollywood, California	3Q 2013	1Q 2016	1Q 2017	365,359	100.0%
_______________________

(1)	This project was 95.3% occupied at December 31, 2017.

In-Process, Near-Term and Future Development Pipeline

The following table sets forth certain information relating to our in-process development pipeline as of December 31, 2017.

		Estimated Construction Period		Estimated Stabilization Date (1)	Estimated Rentable Square Feet	Office % Leased
In-Process Development Projects	Location	Start Date	Completion Date

UNDER CONSTRUCTION:
Office
333 Dexter	South Lake Union	2Q 2017	3Q 2019	3Q 2020	650,000	—%
The Exchange on 16th (2)	San Francisco	2Q 2015	2Q 2018	2Q 2019	750,000	100%
100 Hooper (3)	San Francisco	4Q 2016	1Q 2018	1Q 2019	400,000	100%
SUBTOTAL:					1,800,000	62%

Mixed-Use
One Paseo - Phase I (Retail and Residential) (4)	Del Mar	4Q 2016	3Q 2018 - 1Q 2019	1Q 2019 - 3Q 2019	96,000 Retail 237 Resi Units	N/A
_______________________

(1)	Represents the earlier of the anticipated stabilization date or one year from building shell substantial completion.

(2)
During the year ended December 31, 2017, the Company signed a 15-year lease for 100% of the office space with Dropbox, Inc. The lease with Dropbox, Inc. will commence in phases beginning in the fourth quarter of 2018 through the fourth quarter of 2019. Estimated stabilization date represents one year from building shell completion.

(3)
This project is comprised of approximately 314,000 square feet of office and 86,000 square feet of Production, Distribution, and Repair (“PDR”) space. During the year ended December 31, 2017, the Company entered into a long term lease with Adobe for the entire 314,000 square feet of office space. The Company is developing an adjacent 59,000 square foot building located at 150 Hooper with a total estimated investment of approximately $22.0 million.

(4)	Development for this project will occur in phases. Phase I includes the project’s overall infrastructure and site work, 237 residential units and approximately 96,000 square feet of retail space.

The following table sets forth certain information relating to our near-term and future development pipeline as of December 31, 2017.

	Location	Approx. Developable Square Feet
NEAR-TERM DEVELOPMENT PIPELINE: (1)

Academy & Vine	Hollywood	545,000
2136-2174 Kettner Blvd. (2)	Little Italy	175,000
One Paseo - Phases II and III (Office) (3)	Del Mar	640,000
TOTAL:		1,360,000

FUTURE DEVELOPMENT PIPELINE:

Flower Mart	San Francisco	TBD
9455 Towne Centre Drive	San Diego	150,000
Santa Fe Summit – Phases II and III	56 Corridor	600,000
_______________________

(1)
Project timing, costs, developable square feet and scope could change materially from estimated data provided due to one or more of the following: any significant changes in the economy, market conditions, our markets, tenant requirements and demands, construction costs, new office supply, regulatory and entitlement processes or project design.

(2)	The Company acquired this development site located in the Little Italy submarket of San Diego during the fourth quarter of 2017.

(3)	Development for this project will occur in phases. Phases II and III, comprised of residential and office will commence subject to market conditions and economic factors.

Significant Tenants

The following table sets forth information about our 15 largest tenants based upon annualized base rental revenues, as defined below, as of December 31, 2017.

Tenant Name	Annualized Base Rental Revenue(1)(2)	Percentage of Total Annualized Base Rental Revenue(1)	Lease Expiration Date
	(in thousands)
LinkedIn Corporation	$28,344	5.0%	Various (3)
salesforce.com, inc.	23,836	4.2%	Various (4)
DIRECTV, LLC	23,152	4.1%	September 2027
Box, Inc.	22,441	3.9%	Various (5)
Dropbox, Inc.	20,502	3.6%	Various (6)
Synopsys, Inc.	15,492	2.7%	August 2030
Bridgepoint Education, Inc.	14,064	2.5%	Various (7)
Viacom International, Inc.	13,718	2.4%	December 2028
Riot Games, Inc.	12,828	2.3%	Various (8)
Concur Technologies	10,643	1.9%	Various (9)
Delta Dental of California	10,313	1.8%	May 2018
Capital One, N.A.	9,170	1.6%	September 2024
AMN Healthcare, Inc.	9,001	1.6%	July 2027
Biotech/Healthcare Industry Tenant	8,461	1.5%	September 2029
Neurocrine Biosciences, Inc.	6,883	1.2%	December 2029
Total	$228,848	40.3%
_______________________________________

(1)
Annualized base rental revenue includes the impact of straight-lining rent escalations and the amortization of free rent periods and excludes the impact of the following: amortization of deferred revenue related tenant-funded tenant improvements, amortization of above/below market rents, amortization for lease incentives due under existing leases, and expense reimbursement revenue. Excludes month-to-month leases and vacant space as of December 31, 2017.

(2)	Includes 100% of the annualized base rental revenues of consolidated property partnerships.

(3)	The LinkedIn Corporation leases, which contribute $2.2 million and $26.1 million, expire in July 2019 and September 2026, respectively.

(4)	The salesforce.com, inc. leases, which contribute $0.4 million, $12.9 million, $5.7 million and $4.9 million, will expire in August 2018, March 2029, December 2030 and September 2032, respectively.

(5)	The Box, Inc. leases, which contribute $2.0 million and $20.4 million, expire in August 2021 and June 2028, respectively.

(6)	The Dropbox, Inc. leases, which contribute $5.7 million and $14.8 million, expire in September 2019 and August 2027, respectively.

(7)	The Bridgepoint Education Inc. leases, which contribute $6.3 million and $7.8 million, expire in July 2018 and September 2018, respectively.

(8)	The Riot Games, Inc. leases, which contribute $5.6 million, $2.1 million, and $5.1 million, expire in September 2020, November 2020, and November 2024, respectively.

(9)	The Concur Technologies leases, which contribute $1.8 million and $8.9 million, expire in April 2025 and December 2025, respectively.

The following pie chart sets forth the composition of our tenant base by industry and as a percentage of our annualized base rental revenue based on the North American Industry Classification System as of December 31, 2017.

Wholesale and Retail Trade , 2%
Other Services, 4%
Manufacturing , 1%
Life Science & Health Care , 14%
Technology , 43%
Finance, Insurance, and Real Estate , 13%
Profess., Bus., and Other Services , 8%
Education , 3%
Media , 12%

Lease Expirations

The following table sets forth a summary of our office lease expirations for each of the next ten years beginning with 2018, assuming that none of the tenants exercise renewal options or termination rights. See further discussion of our lease expirations under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors that May Influence Future Results of Operations”.

Lease Expirations

Year of Lease Expiration	# of Expiring Leases	Total Square Feet	% of Total Leased Square Feet	Annualized Base Rent (000’s)(1) (2)	% of Total Annualized Base Rent(1)	Annualized Rent per Square Foot (1)
2018	71	1,156,410	9.0%	$48,736	8.6%	$42.14
2019	101	1,527,185	11.9%	59,046	10.4%	38.66
2020	108	1,865,026	14.5%	72,896	12.8%	39.09
2021	88	1,031,097	8.0%	45,156	7.9%	43.79
2022	57	576,364	4.5%	23,636	4.1%	41.01
2023	57	1,074,566	8.4%	53,820	9.5%	50.09
2024	31	844,477	6.6%	37,200	6.5%	44.05
2025	19	297,164	2.3%	13,013	2.3%	43.79
2026	19	1,239,822	9.7%	48,977	8.6%	39.50
2027	16	1,198,566	9.3%	56,932	10.0%	47.50
2028 and beyond	24	2,010,725	15.8%	109,932	19.3%	54.67
Total(3)	591	12,821,402	100.0%	$569,344	100.0%	$44.41
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

(2)	Includes 100% of annualized based rent of consolidated property partnerships.

(3)
For leases that have been renewed early with existing tenants, the expiration date and annualized base rent information presented takes into consideration the renewed lease terms. Excludes leases not commenced as of December 31, 2017, space leased under month-to-month leases, storage leases, vacant space and future lease renewal options not executed as of December 31, 2017.

Secured Debt

As of December 31, 2017, the Operating Partnership had three outstanding mortgage notes payable which were secured by certain of our properties. Our secured debt represents an aggregate indebtedness of approximately $339.4 million. See additional information regarding our secured debt in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Sources,” Notes 8 and 9 to our consolidated financial statements and Schedule III—Real Estate and Accumulated Depreciation included with this report. Management believes that, as of December 31, 2017, the value of the properties securing the applicable secured obligations in each case exceeded the principal amount of the outstanding obligation.

ITEM 3.	LEGAL PROCEEDINGS

We and our properties are subject to routine litigation incidental to our business. These matters are generally covered by insurance. As of December 31, 2017, we are not a defendant in, and our properties are not subject to, any legal proceedings that we believe, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations, or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR KILROY REALTY CORPORATION’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “KRC.” As of the date this report was filed, there were approximately 85 registered holders of the Company’s common stock. The following table illustrates high, low, and closing prices by quarter, as well as dividends declared, during 2017 and 2016 as reported on the NYSE.

2017	High	Low	Close	Per Share Common Stock Dividends Declared
First quarter	$77.91	$70.84	$72.08	$0.3750
Second quarter	77.09	70.06	75.15	0.4250
Third quarter	75.69	67.47	71.12	0.4250
Fourth quarter	76.18	70.17	74.65	0.4250
2016	High	Low	Close	Per Share Common Stock Dividends Declared
First quarter	$62.94	$47.38	$61.87	$0.3500
Second quarter	66.29	59.89	66.29	0.3750
Third quarter	73.73	66.06	69.35	0.3750
Fourth quarter (1)	76.88	66.73	73.22	2.2750
_______________

(1)	Includes a special cash dividend of $1.90 per share of common stock that was paid on January 13, 2017.

The Company pays distributions to common stockholders quarterly each January, April, July and October, at the discretion of the board of directors. Distribution amounts depend on our FFO, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the board of directors deems relevant.

The Company did not make any purchases of equity securities during the three month period leading up to December 31, 2017.

MARKET FOR KILROY REALTY, L.P.’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the Operating Partnership’s common units. As of the date this report was filed, there were 22 holders of record of common units (including through the Company’s general partnership interest).

The following table reports the distributions per common unit declared during the years ended December 31, 2017 and 2016.

2017	Per Unit Common Unit Distribution Declared
First quarter	$0.3750
Second quarter	0.4250
Third quarter	0.4250
Fourth quarter	0.4250
2016	Per Unit Common Unit Distribution Declared
First quarter	$0.3500
Second quarter	0.3750
Third quarter	0.3750
Fourth quarter (1)	2.2750
_______________

(1)	Includes a special cash distribution of $1.90 per common unit that was paid on January 13, 2017.

During 2017 and 2016, the Operating Partnership redeemed 304,350 and 250,933 common units, respectively, for the same number of shares of the Company’s common stock.

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

PERFORMANCE GRAPH

The following line graph compares the change in cumulative stockholder return on shares of the Company’s common stock to the cumulative total return of the NAREIT All Equity REIT Index, the Standard & Poor’s 500 Stock Index, and the SNL REIT Office Index for the five-year period ended December 31, 2017. We include an additional index, the SNL REIT Office Index, to the performance graph since management believes it provides additional information to investors about our performance relative to a more specific peer group. The SNL REIT Office Index is a published and widely recognized index that comprises 26 office equity REITs, including us. The graph assumes the investment of $100 in us and each of the indices on December 31, 2012 and, as required by the SEC, the reinvestment of all distributions. The return shown on the graph is not necessarily indicative of future performance.

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

The consolidated balance sheet data as of December 31, 2017, 2016 and 2015, the consolidated statement of operations data for all periods presented, and the consolidated statement of cash flows data for the years ended December 31, 2017, 2016 and 2015 have been derived from the historical consolidated financial statements of Kilroy Realty Corporation audited by an independent registered public accounting firm. The consolidated balance sheet data as of December 31, 2014 and 2013 and the consolidated statement of cash flows data for the years ended December 31, 2014 and 2013 have been derived from the historical consolidated financial statements of Kilroy Realty Corporation and adjusted for the impact of subsequent accounting changes requiring retrospective application, if any.

Kilroy Realty Corporation Consolidated
(in thousands, except share, per share, square footage and occupancy data)

	Year Ended December 31,
	2017	2016	2015	2014	2013
Statements of Operations Data:
Total revenues from continuing operations	$719,001	$642,572	$581,275	$521,725	$457,111
Income from continuing operations	180,615	303,798	238,604	59,313	14,935
Income from discontinued operations (1)	—	—	—	124,495	29,630
Net income available to common stockholders	151,249	280,538	220,831	166,969	30,630
Per Share Data:
Weighted average shares of common stock outstanding – basic	98,113,561	92,342,483	89,854,096	83,090,235	77,343,853
Weighted average shares of common stock outstanding – diluted	98,727,331	93,023,034	90,395,775	84,967,720	77,343,853
Income from continuing operations available to common stockholders per share of common stock – basic	$1.52	$3.00	$2.44	$0.52	$0.00
Income from continuing operations available to common stockholders per share of common stock – diluted	$1.51	$2.97	$2.42	$0.51	$0.00
Net income available to common stockholders per share – basic	$1.52	$3.00	$2.44	$1.99	$0.37
Net income available to common stockholders per share – diluted	$1.51	$2.97	$2.42	$1.95	$0.37
Dividends declared per share (2)	$1.650	$3.375	$1.400	$1.400	$1.400
 ________________________

(1)
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

(2)	Dividends declared for the year ended December 31, 2016 includes a special dividend of $1.90 per share of common stock that was paid on January 13, 2017.

	December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Total real estate held for investment, before accumulated depreciation and amortization	$7,417,777	$7,060,754	$6,328,146	$6,057,932	$5,264,947
Total assets (1)	6,802,838	6,706,633	5,926,430	5,621,262	5,099,417
Total debt (1)	2,347,063	2,320,123	2,225,469	2,456,939	2,193,327
Total preferred stock	—	192,411	192,411	192,411	192,411
Total noncontrolling interests (2)	259,523	216,322	63,620	57,726	54,848
Total equity (2)	3,960,316	3,759,317	3,234,586	2,723,936	2,516,160
Other Data:
Funds From Operations (3) (4)	$346,787	$333,742	$316,612	$250,744	$218,621
Cash flows provided by (used in):
Operating activities	$347,012	$345,054	$272,008	$245,253	$240,576
Investing activities (5)	(359,102)	(579,420)	(337,241)	(476,031)	(704,284)
Financing activities	(171,241)	427,291	23,471	244,587	284,621
Office Property Data:
Rentable square footage	13,720,597	14,025,856	13,032,406	14,096,617	12,736,099
Occupancy	95.2%	96.0%	94.8%	94.4%	93.4%
Residential Property Data:
Number of units	200	200	N/A	N/A	N/A
Average occupancy (6)	70.2%	46.0%	N/A	N/A	N/A
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

(4)
FFO includes amortization of deferred revenue related to tenant-funded tenant improvements of $16.8 million, $13.2 million, $13.3 million, $11.0 million and $10.7 million for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

(5)
On January 1, 2017, the Company adopted FASB ASU No. 2016-18 which requires that a statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, cash flows provided by (used in) investing activities have been adjusted from prior amounts reported to reflect this change for all periods presented.

(6)	For the year ended December 31, 2016, represents occupancy at December 31, 2016.

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

The consolidated balance sheet data as of December 31, 2017, 2016 and 2015 and the consolidated statement of operations data for all periods presented have been derived from the historical consolidated financial statements of Kilroy Realty, L.P. audited by an independent registered public accounting firm. The consolidated balance sheet data as of December 31, 2014 and 2013 have been derived from the historical consolidated financial statements of Kilroy Realty, L.P. and adjusted for the impact of subsequent accounting changes requiring retrospective application, if any.

Kilroy Realty, L.P. Consolidated
(in thousands, except unit, per unit, square footage and occupancy data)

	Year Ended December 31,
	2017	2016	2015	2014	2013
Statements of Operations Data:
Total revenues from continuing operations	$719,001	$642,572	$581,275	$521,725	$457,111
Income from continuing operations	180,615	303,798	238,604	59,313	14,935
Income from discontinued operations (1)	—	—	—	124,495	29,630
Net income available to common unitholders	154,077	286,813	224,887	170,298	31,091
Per Unit Data:
Weighted average common units outstanding – basic	100,246,567	94,771,688	91,645,578	84,894,498	79,166,260
Weighted average common units outstanding – diluted	100,860,337	95,452,239	92,187,257	86,771,983	79,166,260
Income from continuing operations available to common unitholders per common unit – basic	$1.52	$2.99	$2.44	$0.52	$0.00
Income from continuing operations available to common unitholders per common unit – diluted	$1.51	$2.96	$2.42	$0.51	$0.00
Net income available to common unitholders per unit – basic	$1.52	$2.99	$2.44	$1.99	$0.37
Net income available to common unitholders per unit – diluted	$1.51	$2.96	$2.42	$1.94	$0.37
Distributions declared per common unit (2)	$1.650	$3.375	$1.400	$1.400	$1.400
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

(2)	The year ended December 31, 2016 includes a special distribution of $1.90 per common unit that was paid on January 13, 2017.

	December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Total real estate held for investment, before accumulated depreciation and amortization	$7,417,777	$7,060,754	$6,328,146	$6,057,932	$5,264,947
Total assets (1)	6,802,838	6,706,633	5,926,430	5,621,262	5,099,417
Total debt (1)	2,347,063	2,320,123	2,225,469	2,456,939	2,193,327
Total preferred capital	—	192,411	192,411	192,411	192,411
Total noncontrolling interests (2)	186,375	135,138	10,566	9,625	8,388
Total capital (2)	3,960,316	3,759,317	3,234,586	2,723,936	2,516,160
Other Data:
Cash flows provided by (used in):
Operating activities	347,012	345,054	272,008	245,253	240,576
Investing activities (3)	(359,102)	(579,420)	(337,241)	(476,031)	(704,284)
Financing activities	(171,241)	427,291	23,471	244,587	284,621
Office Property Data:
Rentable square footage	13,720,597	14,025,856	13,032,406	14,096,617	12,736,099
Occupancy	95.2%	96.0%	94.8%	94.4%	93.4%
Residential Property Data:
Number of units	200	200	N/A	N/A	N/A
Average occupancy (4)	70.2%	46.0%	N/A	N/A	N/A
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

(3)
On January 1, 2017, the Company adopted FASB ASU No. 2016-18 which requires that a statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, cash flows provided by (used in) investing activities have been adjusted from prior amounts reported to reflect this change for all periods presented.

(4)	For the year ended December 31, 2016, represents occupancy at December 31, 2016.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to our consolidated financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. The results of operations discussion are combined for the Company and the Operating Partnership because there are no material differences in the results of operations between the two reporting entities.

Forward-Looking Statements

Statements contained in this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Forward-looking statements include, among other things, statements or information concerning our plans, objectives, capital resources, portfolio performance, results of operations, projected future occupancy and rental rates, lease expirations, debt maturities, potential investments, strategies such as capital recycling, development and redevelopment activity, projected construction costs, projected construction commencement and completion dates, projected square footage of space that could be constructed on undeveloped land that we own, projected rentable square footage of or number of units in properties under construction or in the development pipeline, anticipated proceeds from capital recycling activity or other dispositions and anticipated dates of those activities or dispositions, projected increases in the value of properties, dispositions, future executive incentive compensation, pending, potential or proposed acquisitions, plans to grow our Net Operating Income and FFO, our ability to re-lease properties at or above current market rates, anticipated market conditions and demographics and other forward-looking financial data, as well as the discussion in “—Factors That May Influence Future Results of Operations”, “—Liquidity and Capital Resource of the Company”, and “—Liquidity and Capital Resources of the Operating Partnership.” Forward-looking statements can be identified by the use of words such as “believes,” “expects,” “projects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” and the negative of these words and phrases and similar expressions that do not relate to historical matters. Forward-looking statements are based on our current expectations, beliefs and assumptions, and are not guarantees of future performance. Forward-looking statements are inherently subject to uncertainties, risks, changes in circumstances, trends and factors that are difficult to predict, many of which are outside of our control. Accordingly, actual performance, results and events may vary materially from those indicated in the forward-looking statements, and you should not rely on the forward-looking statements as predictions of future performance, results or events. Numerous factors could cause actual future performance, results and events to differ materially from those indicated in the forward-looking statements, including, among others:

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

•	significant competition, which may decrease the occupancy and rental rates of properties;

•	potential losses that may not be covered by insurance;

•	the ability to successfully complete acquisitions and dispositions on announced terms;

•	the ability to successfully operate acquired, developed and redeveloped properties;

•	the ability to successfully complete development and redevelopment projects on schedule and within budgeted amounts;

•	delays or refusals in obtaining all necessary zoning, land use and other required entitlements, governmental permits and authorizations for our development and redevelopment properties;

•	increases in anticipated capital expenditures, tenant improvement and/or leasing costs;

•	defaults on leases for land on which some of our properties are located;

•	adverse changes to, or implementations of, applicable laws, regulations or legislation, as well as business and consumer reactions to such changes;

•	risks associated with joint venture investments, including our lack of sole decision-making authority, our reliance on co-venturers’ financial condition and disputes between us and our co-venturers;

•	environmental uncertainties and risks related to natural disasters; and

•	our ability to maintain our status as a REIT.

The factors included in this report are not exhaustive and additional factors could adversely affect our business and financial performance. For a discussion of additional factors that could materially adversely affect the Company's and the Operating Partnership's business and financial performance, see the discussion below as well as “Item 1A. Risk Factors,” and in our other filings with the SEC. All forward-looking statements are based on information that was available and speak only as of the date on which they were made. We assume no obligation to update any forward-looking statement that becomes untrue because of subsequent events, new information or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws.

Company Overview

We are a self-administered REIT active in premier office and mixed-use submarkets along the West Coast. We own, develop, acquire and manage real estate assets, consisting primarily of Class A properties in the coastal regions of Los Angeles, Orange County, San Diego County, the San Francisco Bay Area and Greater Seattle, which we believe have strategic advantages and strong barriers to entry. We own our interests in all of our real properties through the Operating Partnership and the Finance Partnership and generally conduct substantially all of our operations through the Operating Partnership. We owned an approximate 97.9% and 97.5% general partnership interest in the Operating Partnership as of December 31, 2017 and 2016, respectively. All of our properties are held in fee except for the thirteen office buildings that are held subject to long-term ground leases for the land (see Note 18 “Commitments and

Contingencies” to our consolidated financial statements included in this report for additional information regarding our ground lease obligations).

2017 Operating and Development Highlights

2017 was another strong year of performance for the Company. We delivered strong results across all areas of our business and continued to create value in our operating and development platforms that we believe will drive future earnings and dividend growth.

Leasing. During 2017, we executed new and renewal leases totaling 2.0 million square feet within our stabilized portfolio with an increase in GAAP rents of 25.0% and an increase in cash rents of 11.2%. The occupancy of our stabilized office portfolio was 95.2% as of December 31, 2017. We also signed approximately 0.9 million square feet of leases in our development portfolio, securing long-term, high quality tenants for 62% of our three currently under construction office projects.

Development. We continued to execute on our development program during 2017, delivering one project, commencing construction on a new development project and acquiring a new future development site. In January 2017, we stabilized our Columbia Square Phase 2 - Office development project in Hollywood, California, with a total estimated investment of $230.0 million totaling 365,359 square feet of office space that is 100% leased.

Also during 2017, we commenced construction on 333 Dexter located in the South Lake Union district of Seattle, Washington, one of the strongest performing markets in the country. This project encompasses approximately 650,000 gross rentable square feet of office space at a total estimated investment of $380.0 million. Including 333 Dexter, as of December 31, 2017, the Company had four development projects under construction comprised of approximately 1.8 million square feet of office space, 237 residential units, and 96,000 square feet of retail space, representing a total estimated investment of approximately $1.5 billion. The total estimated investment of the four projects includes lease commissions and excludes tenant improvement overages. Scheduled completion dates range through 2019. See “—Factors that May Influence Future Operations—Completed, In-Process and Future Development Pipeline” for additional information.

During the year ended December 31, 2017, the Company completed the acquisition of a 1.2 acre development site located in the Little Italy neighborhood of downtown San Diego, California for $19.4 million in cash (see Note 3 “Acquisitions” to our consolidated financial statements included in this report for more information).

Subsequent to December 31, 2017, in January 2018, we commenced construction on the first phase of the mixed-use Academy & Vine project in the Hollywood submarket of Los Angeles, including 306,000 square feet of office space and 24,000 square feet of retail space.

Capital Recycling Program. We have continued to utilize our capital recycling program to provide additional capital to finance development expenditures, fund potential acquisitions, repay long-term debt and for other general corporate purposes. Our general strategy is to target the disposition of mature properties or those that have limited upside for us and redeploy the capital into acquisitions and/or development projects where we can create additional value to generate higher returns (see “—Factors that May Influence Future Operations” for additional information).

In connection with this strategy, during 2017, we generated gross sales proceeds totaling approximately $186.6 million through the sale of eleven office buildings and one undeveloped land parcel.

2017 Financing Highlights

In addition to obtaining funding from our capital recycling program during 2017, we successfully completed the following financing and capital raising activities to fund our continued growth. We continued to strengthen our balance sheet and lower our overall cost of capital. See “—Liquidity and Capital Resources of the Operating Partnership” for additional information.

•	Issued 4,427,500 shares of common stock for aggregate net proceeds of $308.8 million in an underwritten public offering;

•	Issued 235,077 shares of common stock for aggregate net proceeds of $17.5 million under the Company’s at-the-market (“ATM”) offering program;

•	Increased the size of the unsecured revolving credit facility from $600.0 million to $750.0 million and reduced the borrowing costs;

•	Repaid a $39.0 million unsecured term loan;

•	Redeemed 8,000,000 shares of 6.875% Series G and 6.375% Series H preferred stock at the contractual redemption price of $25.00 per share for a total cost of $200.0 million in cash;

•
Completed the early redemption of all $325.0 million of the company’s 4.800% unsecured senior notes due July 2018 for a cash price of approximately $330.0 million, resulting in a loss on early extinguishment of debt;

•
Repaid a total of $124.5 million of secured debt at par, of which $123.5 million was a mortgage note that was held by 303 Second LLC, a property partnership in which we have a 56% equity interest. NBREM contributed $54.4 million to fund their proportionate share of the repayment of this mortgage debt;

•
Issued $175.0 million of 10-year 3.350% unsecured senior notes (the “Series A Notes”) and $75.0 million of 12-year 3.450% unsecured senior notes (the “Series B Notes” and, together with the Series A Notes, the “Series A and B Notes”) maturing in February 2027 and February 2029, respectively, pursuant to a delayed draw option in connection with a private note placement in September 2016; and

•	Issued $425.0 million aggregate principal amount of 7-year, 3.450% senior unsecured notes maturing in December 2024 in an underwritten public offering.

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

In addition, we also record the cost of certain tenant improvements paid for or reimbursed by tenants when we conclude that we are the owner of such tenant improvements using the factors discussed above. For these tenant-funded tenant improvements, we record the amount funded or reimbursed by tenants as deferred revenue, which is amortized and recognized as rental revenue over the term of the related lease beginning upon substantial completion of the leased premises. During the years ended December 31, 2017, 2016, and 2015, we capitalized $22.0 million, $22.3 million and $22.8 million, respectively, of tenant-funded tenant improvements. The amount of tenant-funded tenant improvements recorded in any given year varies based upon the mix of specific leases executed and/or commenced during the reporting period. For the years ended December 31, 2017, 2016, and 2015, we recognized $16.8 million, $13.2 million and $13.3 million, respectively, of non-cash rental revenue related to the amortization of deferred revenue recorded in connection with tenant-funded tenant improvements.

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

During the year, we accrue estimated tenant reimbursement revenue in the period in which the tenant reimbursable costs are incurred based on our best estimate of the amounts to be recovered. Throughout the year, we perform analyses to properly match tenant reimbursement revenue with reimbursable costs incurred to date. Additionally, during the fourth quarter of each year, we perform preliminary reconciliations and accrue additional tenant reimbursement revenue or refunds. Subsequent to year end, we perform final detailed reconciliations and analyses on a lease-by-lease basis and bill or refund each tenant for any cumulative annual adjustments in the first and second quarters of each year for the previous year’s activity. Our historical experience for the years ended December 31, 2016 and 2015 has been that our final reconciliation and billing process resulted in final amounts that approximated the total annual tenant reimbursement revenues recognized.

Allowances for Uncollectible Current Tenant Receivables and Deferred Rent Receivables

Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and deferred rent receivables. Current tenant receivables consist primarily of amounts due for contractual lease payments and reimbursements of common area maintenance expenses, property taxes, and other costs recoverable from tenants. Deferred rent receivables represent the amount by which the cumulative straight-line rental revenue recorded to date exceeds cash rents billed to date under the lease agreement. As of December 31, 2017 and 2016, current receivables were carried net of an allowance for uncollectible tenant receivables of $2.3 million and $1.7 million, respectively, for each period and deferred rent receivables were carried net of an allowance for deferred rent of $3.2 million and $1.5 million, respectively.

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

For the years ended December 31, 2017, 2016 and 2015, we recorded a total provision for bad debts for both current tenant receivables and deferred rent receivables of approximately 0.5%, 0.0% and 0.1%, respectively, of rental revenue. Our historical experience has been that actual write-offs of current tenant receivables and deferred rent receivables has approximated the provision for bad debts recorded for the years ended December 31, 2017, 2016 and 2015. In the event our estimates were not accurate and we had to change our allowances by 1% of revenue from continuing operations, the potential impact to our net income available to common stockholders would be approximately $7.2 million, $6.4 million and $5.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Acquisitions

Subsequent to our adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2017-01 (“ASU 2017-01”) on January 1, 2017, which was adopted on a prospective basis, acquisitions of operating properties and development and redevelopment opportunities generally no longer meet the definition of a business and are accounted for as asset acquisitions. For these asset acquisitions, we record the acquired tangible and intangible assets and assumed liabilities based on each asset’s and liability’s relative fair value at the acquisition date of the total purchase price plus any capitalized acquisition costs. We record the acquired tangible and intangible assets and assumed liabilities of acquisitions of operating properties and development and redevelopment opportunities that meet the accounting criteria to be accounted for as business combinations at fair value at the acquisition date.

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

The fair value of acquired in-place leases is derived based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. This fair value is based on a variety of considerations including, but not necessarily limited to: (1) the value associated with avoiding the cost of originating the acquired in-place leases; (2) the value associated with lost revenue related to tenant reimbursable operating costs estimated to be incurred during the assumed lease-up period; and (3) the value associated with lost rental revenue from existing leases during the assumed lease-up period. Factors we consider in performing these analyses include an estimate of the carrying costs during the expected lease-up periods, current market conditions, and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on current market demand at market rates. In estimating costs to execute similar leases, we consider leasing commissions, legal and other related expenses. The amount recorded for acquired in-place leases is included in deferred leasing costs and acquisition-related intangible assets, net on the balance sheet and amortized as an increase to depreciation and amortization expense over the remaining term of the applicable leases. If a lease were to be terminated or if termination were determined to be likely prior to its contractual expiration (for example resulting from bankruptcy), amortization of the related unamortized in-place lease intangible would be accelerated.

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

Subsequent to our adoption of “ASU 2017-01” on January 1, 2017, transaction costs associated with our acquisitions are capitalized as part of the purchase price of the acquisition. Prior to our adoption of “ASU 2017-01”, acquisition costs associated with all operating property acquisitions and those development and redevelopment acquisitions that met the criteria to be accounted for as business combinations were expensed as incurred and costs associated with development acquisitions accounted for as asset acquisitions were capitalized as part of the cost of the asset. During the years ended December 31, 2017, 2016, and 2015, we capitalized $4.6 million, $0.5 million, and $1.1 million, respectively, of acquisition costs. During the years ended December 31, 2016 and 2015, we expensed $1.9 million and $0.5 million of acquisition costs respectively

Evaluation of Asset Impairment

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

Cost Capitalization and Depreciation

We capitalize costs associated with development and redevelopment activities, capital improvements, tenant improvements, and leasing activities, including internal compensation costs. In addition, for development and redevelopment projects, we also capitalize the following costs during periods in which activities necessary to prepare the project for its intended use are in progress: interest costs based on the weighted average interest rate of our outstanding indebtedness for the period, real estate taxes and insurance. For the years ended December 31, 2017, 2016 and 2015, we capitalized $23.2 million, $19.0 million and $15.2 million, respectively, of internal costs to our qualifying development projects.

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

Share-Based Incentive Compensation Accounting

At December 31, 2017, the Company had one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan, which is described more fully in Note 15 “Share-Based Compensation” to our consolidated financial statements included in this report. The Executive Compensation Committee determines compensation for Executive Officers. Compensation cost for all share-based awards, including options, requires an estimate of fair value on the grant date and compensation cost is recognized on a straight-line basis over the service vesting period, which represents the requisite service period. The grant date fair value for compensation programs that contain market conditions, like modifiers based on total stockholder return (a “market condition”), are performed using complex pricing valuation models that require the input of assumptions, including judgments to estimate expected stock price volatility, expected life, and forfeiture rate. Specifically, the grant date fair value of share-based compensation programs that include market conditions are calculated using a Monte Carlo simulation pricing model and the grant date fair value of stock option grants are calculated using the Black-Scholes valuation model. Additionally, certain of our market condition share-based compensation programs also contain pre-defined financial performance conditions, including FFO per share, FAD per share growth, and debt to EBITDA ratio goals which can impact the number of restricted stock units ultimately earned. This variability relating to the level of the performance condition achieved requires management’s judgment and estimates, which impacts compensation cost recognized for these awards during the performance period. As of December 31, 2017, the performance condition for certain of our outstanding market condition share-based compensation programs has been met and compensation cost for these awards is no longer variable. For these awards, although the number of restricted stock units ultimately earned remains variable subject to the ultimate achievement level of the market condition, compensation cost is no longer variable for these awards as the market condition was already taken into consideration as part of the grant date fair value calculation. As of December 31, 2017, there are certain outstanding share-based compensation awards where the performance conditions have not all yet been met. For these awards, compensation cost and the number of restricted stock units ultimately earned remains variable.

For the years ended December 31, 2017, 2016, and 2015 we recorded approximately $14.5 million, $16.6 million, and $11.5 million, respectively, of compensation cost related to programs that were subject to such valuation models. If the valuation of the grant date fair value for such programs changed by 10%, the potential impact to our net income available to common stockholders would be approximately $1.1 million, $1.4 million, and $1.0 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Factors That May Influence Future Results of Operations

Development Program

We believe that a portion of our long-term future growth will continue to come from the completion of our in-process development projects and, subject to market conditions, executing on our near-term and future development pipeline, including expanding entitlements. Over the past several years, we increased our focus on development opportunities and expanded our near-term and future development pipeline through targeted acquisitions of development opportunities on the West Coast.

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

Stabilized Development Projects

In 2017, we added the following project to our stabilized portfolio since the project had reached one year from building shell substantial completion:

•
Columbia Square Phase 2 - Office, located in the heart of Hollywood, California, two blocks from the corner of Sunset Boulevard and Vine Street. This project is comprised of three buildings totaling approximately 365,359 rentable square feet with a total estimated investment of approximately $230.0 million. The project was added to the stabilized portfolio during the first quarter of 2017 and was 95.3% occupied and 100% leased as of December 31, 2017.

Projects Under Construction

As of December 31, 2017, we had four projects in our in-process development pipeline that were under construction.

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

•
One Paseo - Phase I (Retail and Residential), San Diego, California, which we acquired in November 2007 and commenced construction on in December 2016. Phase I of this mixed-use project includes site work and related infrastructure for the entire project, as well as 237 residential units and approximately 96,000 square feet of retail space. The total estimated investment for this phase of the project is approximately $235.0 million. Construction is currently in process and is currently expected to be completed in phases beginning in the third quarter of 2018.

Near-Term and Future Development Pipeline

As of December 31, 2017, our near-term development pipeline included three future projects located in San Diego County and Los Angeles with an aggregate cost basis of approximately $284.2 million, at which we believe we could develop approximately 1.4 million rentable square feet at a total estimated investment of approximately $990.0 million, depending on market conditions.

The following table sets forth information about our near-term development pipeline.

Near-Term Development Pipeline (1)	Location	Potential Start Date (2)	Approx. Developable Square Feet	Total Estimated Investment	Total Costs as of 12/31/2017 (3) (in millions)

Academy & Vine (4)	Hollywood	2018	545,000	$450	$87.7
2136-2174 Kettner Blvd. (5)	Little Italy	2018	175,000	110	21.9
One Paseo - Phases II and III (6)	Del Mar	TBD	640,000	430	174.6
Total Near-Term Development Pipeline			1,360,000	$990	$284.2
________________________

(1)
Project timing, costs, developable square feet and scope could change materially from estimated data provided due to one or more of the following:  any significant changes in the economy, market conditions, our markets, tenant requirements and demands, construction costs, new office supply, regulatory and entitlement processes, and project design.

(2)	Actual commencement is subject to extensive evaluation and consideration of market conditions and economic factors.

(3)	Represents cash paid and costs incurred as of December 31, 2017.

(4)	In January 2018, we commenced construction on Phase I of this project.

(5)	The Company acquired this development site located in the Little Italy submarket of San Diego during the fourth quarter.

(6)	Development for this project will occur in phases. Phases II and III, comprised of residential and office, will commence subject to market conditions and economic factors.

As of December 31, 2017, our longer term future development pipeline included additional undeveloped land holdings located in the San Francisco Bay Area and two submarkets in San Diego county with an aggregate cost basis of approximately $317.4 million, at which we believe we could develop more than 2.5 million rentable square feet, depending on successfully obtaining entitlements and market conditions.

Fluctuations in our development activities could cause fluctuations in the average development asset balances qualifying for interest and other carrying cost and internal cost capitalization in future periods. During the years ended December 31, 2017 and 2016, we capitalized interest on in-process development projects and development pipeline projects with an average aggregate cost basis of approximately $1.0 billion and $1.1 billion, respectively, as it was determined these projects qualified for interest and other carrying cost capitalization under GAAP. For the years ended December 31, 2017 and 2016, we capitalized $46.5 million and $49.5 million, respectively, of interest to our qualifying development projects. For the years ended December 31, 2017 and 2016, we capitalized $23.2 million and $19.0 million respectively, of internal costs to our qualifying redevelopment and development projects.

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

In connection with our capital recycling strategy, during 2017, we completed the sale of eleven office properties and one undeveloped land parcel to unaffiliated third parties for total gross sales proceeds of $186.6 million. During 2016, we completed the sale of six office properties and five undeveloped land parcels to unaffiliated third parties for total gross sales proceeds of $330.7 million. During 2016, we also entered into agreements with Norges Bank Real Estate Management (“NBREM”) whereby NBREM invested, through REIT subsidiaries, in two existing wholly-owned companies that each owned an office property located in San Francisco, California. Based on a gross valuation of the two properties of approximately $1.2 billion, NBREM contributed a total of $452.9 million for a 44% common equity interest in the two companies, which was net of approximately $55.3 million of its proportionate share of the existing mortgage debt, as well as a working capital contribution of $5.0 million. (See Note 11 “Noncontrolling Interests on the Company’s Consolidated Financial Statements” to our consolidated financial statements included in this report for additional information.)

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

During the year ended December 31, 2017, we acquired a 1.2 acre development site in the Little Italy neighborhood of downtown San Diego, CA for $19.4 million in cash. During 2016, we acquired seven buildings in three transactions for an aggregate purchase price of approximately $394.6 million, and one land parcel for $31.0 million in cash and the issuance of 867,701 common units in the Operating Partnership valued at approximately $48.0 million. We generally finance our acquisitions through proceeds from the issuance of debt and equity securities, borrowings under our unsecured revolving credit facility, proceeds from our capital recycling program, the assumption of existing debt and cash flows from operations.

We cannot provide assurance that we will enter into any agreements to acquire properties, or undeveloped land, or that the potential acquisitions contemplated by any agreements we may enter into in the future will be completed. In addition, acquisitions are subject to various risks and uncertainties and we may be unable to complete an acquisition after making a nonrefundable deposit or incurring acquisition-related costs. As of December 31, 2017, we had $36.0 million of refundable acquisition deposits, subject to closing conditions required to be met by the sellers, for potential future acquisitions.

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

As of December 31, 2017, there was approximately $27.2 million of total unrecognized compensation cost related to outstanding nonvested shares of restricted common stock and RSUs issued under share-based compensation arrangements. Those costs are expected to be recognized over a weighted-average period of 1.9 years. The $27.2 million of unrecognized compensation cost does not reflect the future compensation cost for any potential share-based awards that may be issued subsequent to December 31, 2017. Share-based compensation expense for potential future awards could be affected by our operating and development performance, financial results, stock price, performance against applicable performance-based vesting goals, market conditions and other factors.

Information on Leases Commenced and Executed

Leasing Activity and Changes in Rental Rates. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following tables set forth certain information regarding leasing activity for our stabilized portfolio during the year ended December 31, 2017.

For Leases Commenced

	1st & 2nd Generation (1)(2)				2nd Generation (1)(2)
	Number of Leases (3)		Rentable Square Feet (3)		TI/LC per Sq. Ft. (4)	Changes in Rents (5)(6)	Changes in Cash Rents (7)	Retention Rates (8)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Year Ended December 31, 2017	88	68	980,907	944,865	$48.51	29.8%	15.1%	48.0%	72

For Leases Executed (9)

	1st & 2nd Generation (1)(2)				2nd Generation (1)(2)
	Number of Leases (3)		Rentable Square Feet (3)		TI/LC per Sq. Ft. (4)	Changes in Rents (5)(6)	Changes in Cash Rents (7)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Year Ended December 31, 2017	96	68	1,075,182	944,865	$46.90	25.0%	11.2%	64
_______________________

(1)	Includes 100% of consolidated property partnerships.

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

(6)
Excludes commenced and executed leases of approximately 260,775 and 497,423 rentable square feet, respectively, for the year ended December 31, 2017, for which the space was vacant longer than one year or being leased for the first time. Space vacant for more than one year is excluded from our change in rents calculations to provide a more meaningful market comparison.

(7)
Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. Excludes leases for which the space was vacant longer than one year or vacant when the property was acquired.

(8)	Calculated as the percentage of space either renewed or expanded into by existing tenants or subtenants at lease expiration.

(9)	For the year ended December 31, 2017, 31 new leases totaling 587,450 rentable square feet were signed but not commenced as of December 31, 2017.

As of December 31, 2017, we believe that the weighted average cash rental rates for our total stabilized portfolio, are approximately 15% below the current average market rental rates, which includes a projection that the weighted average cash rental rates for our San Diego stabilized portfolio are approximately 7% above current market rental rates. Individual properties within any particular submarket presently may be leased either above, below, or at the current market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our portfolio.

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

Scheduled Lease Expirations. The following tables set forth certain information regarding our lease expirations for our stabilized portfolio for the next five years and by region for the next two years.

Lease Expirations (1)

Year of Lease Expiration	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (2)(3)	% of Total Annualized Base Rent (2)	Annualized Base Rent per Sq. Ft. (2)
2018	71	1,156,410	9.0%	$48,736	8.6%	$42.14
2019	101	1,527,185	11.9%	59,046	10.4%	38.66
2020	108	1,865,026	14.5%	72,896	12.8%	39.09
2021	88	1,031,097	8.0%	45,156	7.9%	43.79
2022	57	576,364	4.5%	23,636	4.1%	41.01
Total	425	6,156,082	47.9%	$249,470	43.8%	$40.52

Year	Region	# of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (2)(3)	% of Total Annualized Base Rent (2)	Annualized Rent per Sq. Ft. (2)
2018	Los Angeles	44	227,054	1.8%	$7,983	1.4%	$35.16
	Orange County	2	9,879	0.1%	251	—%	25.41
	San Diego	9	444,949	3.4%	20,356	3.6%	45.75
	San Francisco Bay Area	7	260,676	2.0%	13,403	2.4%	51.42
	Greater Seattle	9	213,852	1.7%	6,743	1.2%	31.53
	Total	71	1,156,410	9.0%	$48,736	8.6%	$42.14

2019	Los Angeles	40	297,337	2.3%	$9,299	1.6%	$31.27
	Orange County	6	77,875	0.6%	3,234	0.6%	41.53
	San Diego	15	195,661	1.5%	7,209	1.3%	36.84
	San Francisco Bay Area	23	737,243	5.8%	32,251	5.7%	43.75
	Greater Seattle	17	219,069	1.7%	7,053	1.2%	32.20
	Total	101	1,527,185	11.9%	$59,046	10.4%	$38.66
________________________

(1)
For leases that have been renewed early with existing tenants, the expiration date and annualized base rent information presented takes into consideration the renewed lease terms. Excludes leases not commenced as of December 31, 2017, space leased under month-to-month leases, storage leases, vacant space and future lease renewal options not executed as of December 31, 2017.

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

(3)	Includes 100% of annualized base rent of consolidated property partnerships.

In addition to the 0.7 million rentable square feet, or 4.8%, of currently available space in our stabilized portfolio, leases representing approximately 9.0% and 11.9% of the occupied square footage of our stabilized portfolio are scheduled to expire during 2018 and 2019, respectively. The leases scheduled to expire in 2018 and 2019 represent approximately 2.7 million rentable square feet, or 19%, of our total annualized base rental revenue. Individual properties within any particular submarket presently may be leased either above, below, or at the current quoted market rates within that submarket. Our ability to re-lease available space depends upon both general market conditions and the market conditions in the specific regions in which individual properties are located.

For the approximately 1.2 million rentable square feet, or 8.6%, of our total annualized base rental revenue scheduled to expire in 2018, we believe that the weighted average cash rental rates for our overall portfolio are approximately at current average market rental rates, except in our San Francisco and San Diego submarkets where we currently believe these expiring leases are approximately 25% below market and 30% above market, respectively.

For the approximately 1.5 million rentable square feet, or 10.4%, of our total annualized base rental revenue scheduled to expire in 2019, we believe that the weighted average cash rental rates for our overall portfolio are approximately 20% below current average market rental rates, primarily due our Los Angeles and San Francisco submarkets where we currently believe these expiring leases are approximately 25% below market and 30% below market, respectively.

Stabilized Portfolio Information

As of December 31, 2017, our stabilized portfolio was comprised of 101 office properties encompassing an aggregate of approximately 13.7 million rentable square feet and 200 residential units. Our stabilized portfolio includes all of our properties with the exception of development and redevelopment properties currently under construction or committed for construction, “lease-up” properties, real estate assets held for sale and undeveloped land. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We define “lease-up” properties as office and retail properties we recently developed or redeveloped that have not yet reached 95% occupancy and are within one year following cessation of major construction activities. We did not have any “lease-up,” redevelopment or held for sale properties at December 31, 2017. Our stabilized portfolio also excludes our near-term and future development pipeline, which as of December 31, 2017 was comprised of six potential development sites, representing approximately 48 gross acres of undeveloped land on which we believe we have the potential to develop over 4.3 million square feet of office space, depending upon economic conditions.

As of December 31, 2017, the following properties were excluded from our stabilized portfolio:

	Number of Properties/Projects	Estimated Office Rentable Square Feet
Development projects under construction (1) (2)	4	1,800,000
_______________

(1)	Estimated rentable square feet upon completion.

(2)	Development projects under construction also include 96,000 square feet of retail space and 237 residential units in addition to the estimated office rentable square feet noted above.

The following table reconciles the changes in the rentable square feet in our stabilized office portfolio of operating properties from December 31, 2016 to December 31, 2017:

	Number of Buildings	Rentable Square Feet
Total as of December 31, 2016	108	14,025,856
Completed development properties placed in-service	3	365,359
Dispositions (1)	(10)	(675,143)
Remeasurement	—	4,525
Total as of December 31, 2017 (2)	101	13,720,597
________________________

(1)	Excludes the disposition of a property reported as held for sale as of December 31, 2016.

(2)
Includes four properties owned by consolidated property partnerships (see Note 2 “Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included in this report for additional information).

Occupancy Information

The following table sets forth certain information regarding our stabilized portfolio:

Stabilized Portfolio Occupancy

Region	Number of Buildings	Rentable Square Feet	Occupancy at (1)
			12/31/2017	12/31/2016	12/31/2015
Los Angeles and Ventura Counties	36	4,181,733	93.3%	95.0%	95.1%
Orange County	1	271,556	86.6%	97.8%	94.0%
San Diego County	21	2,043,645	97.4%	93.2%	89.6%
San Francisco Bay Area	31	5,157,524	96.1%	97.6%	98.1%
Greater Seattle	12	2,066,139	95.4%	97.2%	95.1%
Total Stabilized Portfolio	101	13,720,597	95.2%	96.0%	94.8%

	Average Occupancy
	Year Ended December 31,
	2017	2016
Stabilized Portfolio (1)	94.1%	95.5%
Same Store Portfolio (2)	94.7%	96.5%
Residential Portfolio (3)	70.2%	46.0%
__________________________________

(1)	Occupancy percentages reported are based on our stabilized office portfolio as of the end of the period presented and exclude occupancy percentages of properties held for sale.

(2)
Occupancy percentages reported are based on office properties owned and stabilized as of January 1, 2016 and still owned and stabilized as of December 31, 2017. See discussion under “Results of Operations” for additional information.

(3)	Our residential portfolio consists of our 200-unit residential tower located in Hollywood, California. For the year ended December 31, 2016, represents occupancy at December 31, 2016.

Results of Operations

Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016

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

Management further evaluates Net Operating Income by evaluating the performance from the following property groups:

•
Same Store Properties – includes the consolidated results of all of the office properties that were owned and included in our stabilized portfolio for two comparable reporting periods, i.e., owned and included in our stabilized portfolio as of January 1, 2016 and still owned and included in the stabilized portfolio as of December 31, 2017;

•	Stabilized Development Properties – includes the results generated by the following:

◦	One office development project that was added to the stabilized portfolio in the first quarter of 2017;

◦	Two office development projects that were completed and stabilized in March 2016;

◦	Our residential project that was completed in June 2016; and

◦	One office development project that was added to the stabilized portfolio in the fourth quarter of 2016;

•	Acquisition Properties – includes the results, from the dates of acquisition through the periods presented, for the four office and three retail buildings we acquired in during 2016; and

•
Dispositions and Other Properties – includes the results of the ten properties disposed of in the third quarter of 2017, the one property disposed of during the first quarter of 2017, the six properties disposed of in 2016 and expenses for certain of our in-process, near-term and future development projects.

The following table sets forth certain information regarding the property groups within our stabilized office portfolio as of December 31, 2017.

Group	# of Buildings	Rentable Square Feet
Same Store Properties	88	12,182,805
Stabilized Development Properties	6	1,079,333
Acquisition Properties	7	458,459
Total Stabilized Portfolio	101	13,720,597

The following table summarizes our Net Operating Income, as defined, for our total portfolio for the years ended December 31, 2017 and 2016.

	Year Ended December 31,		Dollar Change	Percentage Change
	2017	2016
	($ in thousands)
Reconciliation of Net Income Available to Common Stockholders to Net Operating Income, as defined:
Net Income Available to Common Stockholders	$151,249	$280,538	$(129,289)	(46.1)%
Preferred dividends	5,774	13,250	(7,476)	(56.4)
Original issuance costs of redeemed preferred stock	7,589	—	7,589	100.0
Net income attributable to Kilroy Realty Corporation	164,612	293,788	(129,176)	(44.0)
Net income attributable to noncontrolling common units of the Operating Partnership	3,223	6,635	(3,412)	(51.4)
Net income attributable to noncontrolling interests in consolidated property partnerships	12,780	3,375	9,405	278.7
Net income	$180,615	$303,798	$(123,183)	(40.5)%
Unallocated expense (income):
General and administrative expenses	60,581	57,029	3,552	6.2
Acquisition-related expenses	—	1,902	(1,902)	(100.0)
Depreciation and amortization	245,886	217,234	28,652	13.2
Interest income and other net investment gains	(5,503)	(1,764)	(3,739)	212.0
Interest expense	66,040	55,803	10,237	18.3
Loss on early extinguishment of debt	5,312	—	5,312	100.0
Net (gain) loss on sales of land	(449)	295	(744)	(252.2)
Gains on sales of depreciable operating properties	(39,507)	(164,302)	124,795	(76.0)
Net Operating Income, as defined	$512,975	$469,995	$42,980	9.1%

The following tables summarize our Net Operating Income, as defined, for our total portfolio for the years ended December 31, 2017 and 2016.

	Year Ended December 31,
	2017					2016
	Same Store	Stabilized Develop-ment	Acquisitions	Disposi-tions & Other	Total	Same Store	Stabilized Develop-ment	Acquisitions	Disposi-tions & Other	Total
	(in thousands)					(in thousands)
Operating revenues:
Rental income	$520,312	$72,411	$29,358	$11,815	$633,896	$515,813	$36,737	$4,250	$17,613	$574,413
Tenant reimbursements	57,411	10,027	7,687	1,434	76,559	50,472	7,363	922	2,322	61,079
Other property income	6,093	345	821	1,287	8,546	1,499	93	53	5,435	7,080
Total	583,816	82,783	37,866	14,536	719,001	567,784	44,193	5,225	25,370	642,572
Property and related expenses:
Property expenses	104,428	17,900	4,992	2,651	129,971	97,672	10,913	477	4,870	113,932
Real estate taxes	47,543	10,553	6,321	2,032	66,449	45,468	6,408	446	2,884	55,206
Provision for bad debts	1,755	(101)	1,471	144	3,269	(124)	116	50	(42)	—
Ground leases	3,927	—	2,410	—	6,337	3,356	—	83	—	3,439
Total	157,653	28,352	15,194	4,827	206,026	146,372	17,437	1,056	7,712	172,577
Net Operating Income, as defined	$426,163	$54,431	$22,672	$9,709	$512,975	$421,412	$26,756	$4,169	$17,658	$469,995

	Year Ended December 31, 2017 as compared to the Year Ended December 31, 2016
	Same Store		Stabilized Development		Acquisitions		Dispositions & Other		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income	$4,499	0.9%	$35,674	97.1%	$25,108	590.8%	$(5,798)	(32.9)%	$59,483	10.4%
Tenant reimbursements	6,939	13.7	2,664	36.2	6,765	733.7	(888)	(38.2)	15,480	25.3
Other property income	4,594	306.5	252	271.0	768	NM*	(4,148)	(76.3)	1,466	20.7
Total	16,032	2.8	38,590	87.3	32,641	624.7	(10,834)	(42.7)	76,429	11.9
Property and related expenses:
Property expenses	6,756	6.9	6,987	64.0	4,515	946.5	(2,219)	(45.6)	16,039	14.1
Real estate taxes	2,075	4.6	4,145	64.7	5,875	NM*	(852)	(29.5)	11,243	20.4
Provision for bad debts	1,879	NM*	(217)	(187.1)	1,421	NM*	186	442.9	3,269	100.0
Ground leases	571	17.0	—	—	2,327	NM*	—	—	2,898	84.3
Total	11,281	7.7	10,915	62.6	14,138	NM*	(2,885)	(37.4)	33,449	19.4
Net Operating Income, as defined	$4,751	1.1%	$27,675	103.4%	$18,503	443.8%	$(7,949)	(45.0)%	$42,980	9.1%
________________________
* Percentage not meaningful

Net Operating Income increased $43.0 million, or 9.1%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016 primarily resulting from:

•	An increase of $4.8 million attributable to the Same Store Properties primarily resulting from:

•	An increase in rental income of $4.5 million primarily due to the following:

◦	$14.3 million increase due primarily to new leases and renewals at higher overall average rental rates in the San Francisco Bay Area, Los Angeles and Greater Seattle regions; partially offset by

◦	$9.8 million decrease due to lease expirations and early terminations primarily in the San Francisco Bay Area;

•	An increase in tenant reimbursements of $6.9 million primarily due to:

◦	$3.8 million increase due to higher recurring expenses related to utilities, security, parking, contract services, repairs and maintenance and property taxes at certain properties;

◦
$0.9 million increase due to higher reimbursable supplemental in 2017 at two properties related to supplemental property tax adjustments and $1.6 million increase due to lower reimbursable supplemental taxes in 2016 as a result of a change in estimate at one property;

◦	$1.1 million increase due to lower abated tenant reimbursements as compared to the prior year in addition to increased tenant reimbursements from tenants with 2016 base years; partially offset by

◦	$0.5 million decrease due to lower occupancy primarily for two properties in the Greater Seattle region that are 100% and 83% leased as of the date of this filing;

•
An increase in other property income of $4.6 million primarily due to early lease termination fees in the San Francisco Bay Area and San Diego regions, of which $2.3 million was attributed to one lease; partially offset by

•	An increase in property and related expenses of $11.3 million primarily resulting from:

•	An increase of $6.8 million in property expenses primarily resulting from:

◦
$5.1 million increase in certain recurring operating costs due to increased demand and higher rates related to utilities, security, parking and contract services, as well as higher repairs and maintenance and various other reimbursable expenses;

◦	$1.2 million increase in non-reimbursable expenses primarily due to $0.5 million of non-recurring legal expenses and a $0.4 million increase due to non-recurring parking facility costs;

◦	$0.5 million increase in property management personnel costs;

•	An increase of $2.1 million in real estate taxes primarily due to:

◦	$1.8 million from regular annual property tax increases in 2017;

◦	$2.9 million of lower supplemental taxes at three properties in the San Francisco Bay Area region in 2016; partially offset by

◦	$2.6 million reduction in 2017 supplemental taxes at one property that was redeveloped in 2013;

•	An increase of $1.9 million in provision for bad debts primarily related to one tenant; and

•
An increase of $0.6 million in ground rent primarily due to higher percentage ground rent for one of our ground leases in the Greater Seattle Area due to higher operating revenues at the related property;

•	An increase of $27.7 million attributable to the Stabilized Development Properties;

•	An increase of $18.5 million attributable to the Acquisition Properties; and

•	A decrease of $7.9 million attributable to the Dispositions & Other Properties primarily due to the following:

◦	$5.0 million of other property income received in 2016 relating to a property damage settlement; and

◦	$2.9 million of lower Net Operating Income primarily due dispositions that occurred in the third quarter of 2017.

Other Expenses and Income

General and Administrative Expenses

General and administrative expenses increased by approximately $3.6 million, or 6.2%, for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to the following:

•	An increase of approximately $2.3 million related to higher payroll costs and office expenses related to the growth of the company; and

•
An increase of $1.3 million attributable to compensation expense related to the mark-to-market adjustment for the Company’s deferred compensation plan. The compensation expense was offset by gains on the underlying marketable securities included in interest income and other net investment gains in the consolidated statements of operations.

Depreciation and Amortization

Depreciation and amortization increased by approximately $28.7 million, or 13.2%, for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to the following:

•	An increase of $3.9 million attributable to the Same Store Properties;

•	An increase of $9.7 million attributable to the Stabilized Development Properties;

•	An increase of $18.0 million attributable to the Acquisition Properties; partially offset by

•	A decrease of $2.9 million attributable to the Dispositions & Other Properties.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts/premiums and deferred financing cost amortization and capitalized interest, including capitalized debt discounts/premiums and loan cost amortization for the years ended December 31, 2017 and 2016.

	Year Ended December 31,		Dollar Change	Percentage Change
	2017	2016
	($ in thousands)
Gross interest expense	$112,577	$105,263	$7,314	6.9%
Capitalized interest and deferred financing costs	(46,537)	(49,460)	2,923	5.9
Interest expense	$66,040	$55,803	$10,237	18.3%

Gross interest expense, before the effect of capitalized interest and deferred financing costs, increased $7.3 million, or 6.9%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016, primarily due to an increase in the average outstanding debt balance for the year ended December 31, 2017. Our weighted average interest rate, including loan fee amortization, was 4.5% and 4.6% for the years ended December 31, 2017 and 2016, respectively.

Capitalized interest decreased $2.9 million, or 5.9%, for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily attributable to a decrease in the average development asset balances qualifying for interest capitalization during 2017 as compared to 2016.

Loss on Early Extinguishment of Debt

In December 2017, we early redeemed the $325.0 million aggregate principal amount of our outstanding 4.800% unsecured senior notes that were scheduled to mature on July 15, 2018. In connection with our early redemption, we incurred a loss on early extinguishment of debt of $5.3 million which was comprised of $5.0 million representing the premium paid to the note holders at the redemption date $0.3 million for the write-off of unamortized discount and deferred financing costs.

Net income attributable to noncontrolling interests in consolidated property partnerships

Net income attributable to noncontrolling interests in consolidated property partnerships increased $9.4 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. The amount reported for the years ended December 31, 2017 and 2016 are comprised of the noncontrolling interest’s share of net income for 100 First Member, LLC (“100 First LLC”) and 303 Second Street Member, LLC (“303 Second LLC”) for the period subsequent to the transaction closing dates on August 30, 2016 and November 30, 2016, respectively (see Note 11 “Noncontrolling Interests on the Company's Consolidated Financial Statements” to our consolidated financial statements included in this report for additional information), in addition to the noncontrolling interest’s share of net income for Redwood LLC.

Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015

Management evaluated Net Operating Income for the year ended December 31, 2016 compared to the year ended December 31, 2015 by evaluating the performance from the following property groups:

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

•
Acquisition Properties – includes the results, from the dates of acquisition through the periods presented, for the four office and three retail buildings we acquired in three transactions during 2016; and

•
2016 Held for Sale, Dispositions, and Other Properties – includes the results of the six properties disposed of in 2016, the ten properties disposed of in 2015, one property held for sale at December 31, 2016, one office project in “lease-up” at December 31, 2016, the residential property completed in June 2016, and expenses for certain of our in-process, near-term and future development projects.

The following table sets forth certain information regarding the property groups within our stabilized portfolio as of December 31, 2016:

Group	# of Buildings	Rentable Square Feet
Same Store Properties	94	12,388,876
Stabilized Development and Redevelopment Properties	7	1,178,521
Acquisition Properties	7	458,459
Total Stabilized Portfolio	108	14,025,856

The following tables summarize our Net Operating Income, as defined, for our total portfolio for the year ended December 31, 2016 and 2015.

	Year Ended December 31,		Dollar Change	Percentage Change
	2016	2015
	($ in thousands)
Reconciliation of Net Income Available to Common Stockholders to Net Operating Income, as defined:
Net Income Available to Common Stockholders	$280,538	$220,831	$59,707	27.0%
Preferred dividends	13,250	13,250	—	—
Net income attributable to Kilroy Realty Corporation	293,788	234,081	59,707	25.5
Net income attributable to noncontrolling common units of the Operating Partnership	6,635	4,339	2,296	52.9
Net income attributable to noncontrolling interests in consolidated property partnerships	3,375	184	3,191	1,734.2
Net income	$303,798	$238,604	$65,194	27.3%
Unallocated expense (income):
General and administrative expenses	57,029	48,265	8,764	18.2
Acquisition-related expenses	1,902	497	1,405	282.7
Depreciation and amortization	217,234	204,294	12,940	6.3
Interest income and other net investment (gains) losses	(1,764)	(243)	(1,521)	625.9
Interest expense	55,803	57,682	(1,879)	(3.3)
Net loss (gain) on sales of land	295	(17,116)	17,411	(101.7)
Gains on sales of depreciable operating properties	(164,302)	(109,950)	(54,352)	49.4
Net Operating Income, as defined	$469,995	$422,033	$47,962	11.4%

The following tables summarize our Net Operating Income, as defined, for our total portfolio for the year ended December 31, 2016 and 2015.

	Year Ended December 31,
	2016					2015
	Same Store	Stabilized Develop-ment	Acquisitions	2016 Held for Sale Dispositi-ons & Other	Total	Same Store	Stabilized Develop-ment	Acquisitions	2016 Held for Sale Dispositi-ons & Other	Total
	(in thousands)					(in thousands)
Operating revenues:
Rental income	$502,606	$59,779	$4,250	$7,778	$574,413	$486,905	$7,173	$—	$31,277	$525,355
Tenant reimbursements	47,641	12,099	922	417	61,079	48,305	324	—	5,145	53,774
Other property income	1,915	22	53	5,090	7,080	1,958	3	—	185	2,146
Total	552,162	71,900	5,225	13,285	642,572	537,168	7,500	—	36,607	581,275
Property and related expenses:
Property expenses	98,649	7,413	477	7,393	113,932	100,045	617	—	4,716	105,378
Real estate taxes	44,591	7,534	446	2,635	55,206	45,500	642	—	4,081	50,223
Provision for bad debts	(179)	116	51	12	—	598	—	—	(53)	545
Ground leases	3,356	—	83	—	3,439	3,096	—	—	—	3,096
Total	146,417	15,063	1,057	10,040	172,577	149,239	1,259	—	8,744	159,242
Net Operating Income, as defined	$405,745	$56,837	$4,168	$3,245	$469,995	$387,929	$6,241	$—	$27,863	$422,033

	Year Ended December 31, 2016 as compared to the Year Ended December 31, 2015
	Same Store		Stabilized Development		Acquisitions		2016 Held for Sale, Dispositions & Other		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income	$15,701	3.2%	$52,606	733.4%	$4,250	100.0%	$(23,499)	(75.1)%	$49,058	9.3%
Tenant reimbursements	(664)	(1.4)	11,775	NM*	922	100.0	(4,728)	(91.9)	7,305	13.6
Other property income	(43)	(2.2)	19	633.3	53	100.0	4,905	NM*	4,934	229.9
Total	14,994	2.8	64,400	858.7	5,225	100.0	(23,322)	(63.7)	61,297	10.5
Property and related expenses:
Property expenses	(1,396)	(1.4)	6,796	NM*	477	100.0	2,677	56.8	8,554	8.1
Real estate taxes	(909)	(2.0)	6,892	NM*	446	100.0	(1,446)	(35.4)	4,983	9.9
Provision for bad debts	(777)	(129.9)	116	100.0	51	100.0	65	(122.6)	(545)	(100.0)
Ground leases	260	8.4	—	—	83	100.0	—	—	343	11.1
Total	(2,822)	(1.9)	13,804	NM*	1,057	100.0	1,296	14.8	13,335	8.4
Net Operating Income, as defined	$17,816	4.6%	$50,596	810.7%	$4,168	100.0%	$(24,618)	(88.4)%	$47,962	11.4%
________________________
* Percentage not meaningful

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

◦
A net decrease of $28.4 million due to the sale of six buildings during the year ended December 31, 2016, the sale of ten buildings during the year ended December 31, 2015 and the one property held for sale as of December 31, 2016, partially offset by $5.0 million due to a property damage settlement received in 2017 for a property that was disposed of in 2016;

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

Interest Expense

The following table sets forth our gross interest expense, including debt discounts/premiums and deferred financing cost amortization and, net of capitalized interest, including capitalized debt discounts/premiums and deferred financing cost amortization for the year ended December 31, 2016 and 2015.

	Year Ended December 31,		Dollar Change	Percentage Change
	2016	2015
	($ in thousands)
Gross interest expense	$105,263	$109,647	$(4,384)	(4.0)%
Capitalized interest and deferred financing costs	(49,460)	(51,965)	2,505	(4.8)
Interest expense	$55,803	$57,682	$(1,879)	(3.3)%

Gross interest expense, before the effect of capitalized interest and deferred financing costs, decreased $4.4 million, or 4.0%, for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to a decrease in the average outstanding debt balance for the year ended December 31, 2016. Our weighted average interest rate, including loan fee amortization, was 4.6% for both years ended December 31, 2016 and 2015.

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

The Company’s business is operated primarily through the Operating Partnership. Distributions from the Operating Partnership are the Company’s primary source of capital. The Company believes the Operating Partnership’s sources of working capital, specifically its cash flow from operations and borrowings available under its unsecured revolving credit facility and funds from its capital recycling program, including strategic ventures, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its common stockholders for the next twelve months. Cash flows from operating activities generated by the Operating Partnership for the year ended December 31, 2017 were sufficient to cover the Company’s payment of cash dividends to its stockholders. However, there can be no assurance that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distributions to the Company. The unavailability of capital could adversely affect the Operating Partnership’s ability to make distributions to the Company, which would in turn, adversely affect the Company’s ability to pay cash dividends to its stockholders.

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

The Company intends to continue to make, but has not committed to make, regular quarterly cash distributions to common stockholders, and through the Operating Partnership, common unitholders from the Operating Partnership’s cash flow from operating activities. All such distributions are at the discretion of the Board of Directors. In 2017, the Company’s distributions exceeded 100% of its taxable income, resulting in a return of capital to its stockholders. As the Company intends to maintain distributions at a level sufficient to meet the REIT distribution requirements and minimize its obligation to pay income and excise taxes, it will continue to evaluate whether the current levels of distribution are sufficient to do so for 2018. In addition, in the event the Company is unable to identify and complete the acquisition of suitable replacement properties to effect Section 1031 Exchanges or is unable to successfully complete Section 1031 Exchanges to defer some or all of the taxable gains related to property dispositions, the Company may elect to distribute a special dividend to its common stockholders and common unitholders in order to minimize income taxes on such gains. The Company considers market factors and its performance in addition to REIT requirements in determining its distribution levels. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which is consistent with the Company’s intention to maintain its qualification as a REIT. Such investments may include, for example, obligations of the Government National Mortgage Association, other governmental agency securities, certificates of deposit, and interest-bearing bank deposits.

On December 12, 2017, the Board of Directors declared a regular quarterly cash dividend of $0.425 per share of common stock payable stockholders of record on December 29, 2017 and caused a $0.425 per Operating Partnership unit cash distribution to be paid in respect of the Operating Partnership’s common limited partnership interests, including those owned by the Company. The total cash quarterly dividends and distributions paid on January 12, 2018 were $42.8 million.

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

Debt Covenants

The covenants contained within the unsecured revolving credit facility, unsecured term loan facility and Series A and B Notes generally prohibit the Company from paying dividends during an event of default in excess of an amount which results in distributions to us in an amount sufficient to permit us to pay dividends to our stockholders that we reasonably believe are necessary to (a) maintain our qualification as a REIT for federal and state income tax purposes and (b) avoid the payment of federal or state income or excise tax.

Capitalization

As of December 31, 2017, our total debt as a percentage of total market capitalization was 23.9%, which was calculated based on the closing price per share of the Company’s common stock of $74.65 on December 31, 2017 as shown in the following table:

	Shares/Units at December 31, 2017	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
	($ in thousands)
Debt: (1) (2)
Unsecured Senior Notes due 2020		$250,000	2.5%
Unsecured Senior Notes due 2023		300,000	3.0
Unsecured Senior Notes due 2024		425,000	4.3
Unsecured Senior Notes due 2025		400,000	4.1
Unsecured Senior Notes due 2029		400,000	4.1
Unsecured Senior Notes Series A & B due 2027 & 2029		250,000	2.5
Secured debt		339,395	3.4
Total debt		2,364,395	23.9
Equity and Noncontrolling Interests in the Operating Partnership: (3)
Common limited partnership units outstanding (3)	2,077,193	155,062	1.6
Shares of common stock outstanding (4)	98,620,333	7,362,008	74.5
Total Equity and Noncontrolling Interests in the Operating Partnership		7,517,070	76.1
Total Market Capitalization		$9,881,465	100.0%
________________________

(1)
Represents gross aggregate principal amount due at maturity before the effect of the following at December 31, 2017: $13.6 million of unamortized deferred financing costs, $6.3 million of unamortized discounts for the unsecured senior notes and $2.6 million of unamortized premiums for the secured debt.

(2)
As of December 31, 2017, there were no outstanding balances on the unsecured revolving credit facility and the unsecured term loan facility. In January 2018, the Company borrowed $75.0 million under the unsecured term loan facility. The Company intends to borrow the remaining $75.0 million by July 2018.

(3)	Includes common units of the Operating Partnership not owned by the Company; does not include noncontrolling interests in consolidated property partnerships.

(4)	Value based on closing price per share of our common stock of $74.65 as of December 31, 2017.

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

2017 Capital and Financing Transactions

We continue to be active in the capital markets and our capital recycling program to finance our acquisition and development activity and our continued desire to extend our debt maturities. This was primarily a result of the following activity:

Capital Recycling Program

•
During the year ended December 31, 2017, we completed the sale of eleven office buildings and one undeveloped land parcel to unaffiliated third parties for gross sales proceeds totaling approximately $186.6 million.

Capital Markets / Debt Transactions

•
In 2017, we raised approximately $764.8 million in new equity and debt, redeemed approximately $689.0 million in more expensive debt and preferred stock, and expanded our unsecured credit facility and unsecured term loan facility to $900.0 million. Refer to our 2017 Financing Highlights in “—Overview and Background” for a list of financing transactions completed in 2017 and Notes 9 and 13, “Secured and Unsecured Debt of the Operating Partnership” and “Stockholders’ Equity of the Company,” respectively, to our consolidated financial statements included in this report for additional information regarding our debt and capital market activity.

Liquidity Sources

Unsecured Revolving Credit Facility and Term Loan Facility

The following table summarizes the balance and terms of our unsecured revolving credit facility as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
	(in thousands)
Outstanding borrowings	$—	$—
Remaining borrowing capacity	750,000	600,000
Total borrowing capacity (1)	$750,000	$600,000
Interest rate (2)	2.56%	1.82%
Facility fee-annual rate (3)	0.200%
Maturity date	July 2022	July 2019
_______________

(1)
As of December 31, 2017, we may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $600.0 million under an accordion feature under the terms of the unsecured revolving credit facility and unsecured term loan facility. As of December 31, 2016, we had the option to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $311.0 million under an accordion feature under the terms of the unsecured revolving credit facility and unsecured term loan facility.

(2)	Our unsecured revolving credit facility interest rate was calculated based on an annual rate of LIBOR plus 1.000% and LIBOR plus 1.050% as of December 31, 2017 and December 31, 2016, respectively.

(3)
Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of December 31, 2017 and 2016, $6.0 million and $3.3 million of unamortized deferred financing costs, respectively, which are included in prepaid expenses and other assets, net on our consolidated balance sheets, remained to be amortized through the respective maturity dates of our unsecured revolving credit facility.

We intend to borrow under the unsecured revolving credit facility as necessary for general corporate purposes, to finance development and redevelopment expenditures, to fund potential acquisitions and to potentially repay long-term debt.

The following table summarizes the balance and terms of our unsecured term loan facility as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
	(in thousands)
Outstanding borrowings (1)	$—	$150,000
Remaining borrowing capacity	150,000	—
Total borrowing capacity (2)	$150,000	$150,000
Interest rate (3)	2.66%	1.85%
Undrawn facility fee-annual rate (4)	0.200%	—%
Maturity date	July 2022	July 2019
________________________

(1)
In July 2017, the unsecured term loan facility was paid down and the Facility was amended to include a 12-month delayed draw option (subject to a specified reduction in commitments unless 50% drawn within six months) on the unsecured term loan facility. The Company may draw on the unsecured term loan facility through July 2018, at which time the outstanding balance will become the balance of the unsecured term loan facility and no additional draws may be made. In January 2018, the Company borrowed $75.0 million under the unsecured term loan facility.

(2)
As of December 31, 2017 and December 31, 2016, $1.2 million and $0.7 million of unamortized deferred financing costs, respectively, remained to be amortized through the maturity date of our unsecured term loan facility.

(3)	Our unsecured term loan facility interest rate was calculated based on an annual rate of LIBOR plus 1.100% and LIBOR plus 1.150% as of December 31, 2017 and December 31, 2016, respectively.

(4)	In July 2017, the Facility was amended to include a facility fee on the remaining borrowing capacity of the unsecured term loan facility.

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

Capital Recycling Program

In connection with our capital recycling strategy, through December 31, 2017, we completed the sale of eleven properties and one undeveloped land parcel located in San Diego, California to unaffiliated third parties for gross sales proceeds totaling approximately $186.6 million. During 2016, we completed the sale of six office properties and five undeveloped land parcels to unaffiliated third parties for total gross sales proceeds of $330.7 million. See “—Factors that May Influence Future Operations” and Note 4 “Dispositions and Real Estate Held for Sale” to our consolidated financial statements included in this report for additional information.

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

We currently anticipate that in 2018 we could raise additional capital through our dispositions program ranging from approximately $250 million to $750 million, with a midpoint of $500 million. However, any potential future disposition transactions will depend on market conditions and other factors including but not limited to our capital needs and our ability to defer some or all of the taxable gains on the sales. In addition, we cannot assure you that we will dispose of any additional properties or that we will be able to identify and complete the acquisition of suitable replacement properties to effect Section 1031 Exchanges to defer some or all of the taxable capital gains related to our capital recycling program.

At-The-Market Stock Offering Program

Since commencement of our at-the-market stock offering program in December 2014, through December 31, 2017, we have sold 2,694,242 shares of common stock having an aggregate gross sales price of $200.1 million and approximately $99.9 million remained available to be sold under this program. The following table sets forth information regarding sales of our common stock under our at-the-market offering program for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
	(in millions, except share and per share data)
Shares of common stock sold during the year	235,077	451,398
Weighted average price per share of common stock	$75.40	$71.50
Aggregate gross proceeds	$17.7	$32.3
Aggregate net proceeds after selling commissions	$17.5	$31.9

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

January 2017 Common Stock Offering

In January 2017, the Company completed an underwritten public offering of 4,427,500 shares of its common stock. The net offering proceeds, after deducting underwriting discounts and offering expenses, were approximately $308.8 million. We used the proceeds to partially fund our 2016 special dividend, for general corporate uses, to fund development expenditures and to repay outstanding indebtedness.

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

Unsecured Senior Notes - Private Placement

On February 17, 2017, the Operating Partnership issued the Series A and B Notes in a private placement pursuant to a delayed draw option under a Note Purchase Agreement entered into by the Operating Partnership on September 14, 2016. As of December 31, 2017, there was $175.0 million and $75.0 million issued and outstanding aggregate principal amount of Series A and B Notes, respectively. The Series A Notes mature on February 17, 2027, and the Series B Notes mature on February 17, 2029, in each case unless earlier redeemed or prepaid pursuant to the terms of the Note Purchase Agreement. Interest on the Series A and B Notes is payable semi-annually in arrears on February 17 and August 17 of each year.

Unsecured and Secured Debt

The aggregate principal amount of the unsecured and secured debt of the Operating Partnership outstanding as of December 31, 2017 was as follows:

Aggregate Principal Amount Outstanding (1)
(in thousands)
Unsecured Senior Notes due 2020	$250,000
Unsecured Senior Notes due 2023	300,000
Unsecured Senior Notes due 2024	425,000
Unsecured Senior Notes due 2025	400,000
Unsecured Senior Notes due 2029	400,000
Unsecured Senior Notes Series A & B due 2027 & 2029	250,000
Secured Debt	339,395
Total Unsecured and Secured Debt	2,364,395
Less: Unamortized Net Discounts and Deferred Financing Costs	(17,332)
Total Debt, Net	$2,347,063
________________________

(1)
As of December 31, 2017, there were no outstanding balances on both the unsecured revolving credit facility and the unsecured term loan facility. In January 2018, the Company borrowed $75.0 million under the unsecured term loan facility. The Company currently intends to borrow the remaining $75.0 million by July 2018.

Debt Composition

The composition of the Operating Partnership’s aggregate debt balances between secured and unsecured and fixed-rate and variable-rate debt as of December 31, 2017 and 2016 was as follows:

	Percentage of Total Debt (1)		Weighted Average Interest Rate(1)
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Secured vs. unsecured:
Unsecured (2)	85.6%	79.9%	4.2%	4.4%
Secured	14.4%	20.1	4.4%	4.4%
Variable-rate vs. fixed-rate:
Variable-rate (3)	—%	8.1	—%	1.8%
Fixed-rate (2)	100.0%	91.9	4.2%	4.6%
Stated rate (2)			4.2%	4.4%
GAAP effective rate (4)			4.2%	4.3%
GAAP effective rate including debt issuance costs			4.4%	4.5%
________________________

(1)	As of the end of the period presented.

(2)	Excludes the impact of the amortization of any debt discounts/premiums and deferred financing costs

(3)	As of December 31, 2017, there were no outstanding balances on both the unsecured revolving credit facility and the unsecured term loan facility.
(4) Includes the impact of the amortization of any debt discounts/premiums, excluding deferred financing costs.

Liquidity Uses

Contractual Obligations

The following table provides information with respect to our contractual obligations as of December 31, 2017. The table: (i) indicates the maturities and scheduled principal repayments of our secured and unsecured debt outstanding as of December 31, 2017; (ii) indicates the scheduled interest payments of our fixed-rate debt as of December 31, 2017; (iii) provides information about the minimum commitments due in connection with our ground lease obligations and other lease and contractual commitments; and (iv) provides estimated development commitments as of December 31, 2017. Note that the table does not reflect our available debt maturity extension options and reflects gross aggregate principal amounts before the effect of unamortized discounts/premiums. We did not have any variable-rate debt outstanding as of December 31, 2017.

	Payment Due by Period
	Less than 1 Year (2018)	2-3 Years (2019-2020)	4-5 Years (2021-2022)	More than 5 Years (After 2022)	Total
	(in thousands)
Principal payments: secured debt (1)	$3,584	$81,446	$10,896	$243,469	$339,395
Principal payments: unsecured debt (2)	—	250,000	—	1,775,000	2,025,000
Interest payments: fixed-rate debt (3)	100,333	183,443	157,342	267,102	708,220
Ground lease obligations (4)	4,957	9,914	9,914	226,633	251,418
Lease and other contractual commitments (5)	110,314	10,673	148	—	121,135
Development commitments (6)	312,000	263,000	—	—	575,000
Total	$531,188	$798,476	$178,300	$2,512,204	$4,020,168
___________

(1)	Represents gross aggregate principal amount before the effect of the unamortized premium and deferred financing costs of approximately $2.6 million and $1.2 million as of December 31, 2017.

(2)	Represents gross aggregate principal amount before the effect of the unamortized discount and deferred financing costs of approximately $6.3 million and $12.5 million as of December 31, 2017.

(3)
As of December 31, 2017, 100.0% of our debt was contractually fixed. The information in the table above reflects our projected interest rate obligations for these fixed-rate payments based on the contractual interest rates on an accrual basis and scheduled maturity dates.

(4)
Reflects minimum lease payments through the contractual lease expiration date before the impact of extension options. See Note 18 “Commitment and Contingencies” to our consolidated financial statements included in this report for further information.

(5)
Amounts represent cash commitments under signed leases and contracts for operating properties, excluding tenant-funded tenant improvements, and for other contractual commitments. The timing of these expenditures may fluctuate.

(6)
Amounts represent commitments under signed leases for pre-leased development projects and contractual commitments for projects under construction, as of December 31, 2017, and also includes $15.0 million for three recently completed office projects. The timing of these expenditures may fluctuate based on the ultimate progress of construction. We may start additional construction in 2018 (see “—Development” for additional information).

Other Liquidity Uses

Development

As of December 31, 2017, we had four development projects under construction.  These projects have a total estimated investment of approximately $1.5 billion, of which we have incurred approximately $801.3 million and committed an additional $560.0 million. We expect we will incur additional tenant improvement costs based on leasing activity.  Additionally, as of December 31, 2017, we have approximately $15.0 million in remaining trailing development and leasing costs for recently completed development projects.  Furthermore, we currently believe we may spend up to an additional $100 - $300 million on potential near-term and future development pipeline projects that we expect we may commence construction on throughout 2018.  Ultimate timing of these expenditures may fluctuate given construction progress and leasing status of the projects.  We expect that any material additional development activities will be funded with borrowings under the unsecured revolving credit facility, the public or private issuance of debt or equity securities or the disposition of assets under our capital recycling program.

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

Debt Maturities

We believe our conservative leverage and staggered debt maturities provide us with financial flexibility and enhance our ability to obtain additional sources of liquidity if necessary, and, therefore, we believe we are well-positioned to refinance or repay maturing debt and to pursue our strategy of seeking attractive acquisition opportunities, which we may finance, as necessary, with future public and private issuances of debt and equity securities. However, we can provide no assurance that we will have access to the public or private debt or equity markets in the future on favorable terms or at all. Our next debt maturity with a balance of $76.3 million at December 31, 2017 occurs in June 2019.

Potential Future Acquisitions

During the year ended December 31, 2017, we acquired a 1.2 acre development site in the Little Italy neighborhood of San Diego, California for $19.4 million in cash. During 2016, we acquired seven office & retail buildings and a 1.75 acre development site for a total purchase price of approximately $476.0 million. These transactions were funded through various capital raising activities and, in selected instances, the assumption of existing indebtedness and issuance of common stock.

As discussed in the section “—Factors That May Influence Future Results of Operations - Acquisitions,” we continue to evaluate strategic opportunities and remain a disciplined buyer of development and redevelopment opportunities as well as value-add operating properties, dependent on market conditions and business cycles, among other factors.  We continue to focus on growth opportunities in West Coast markets populated by knowledge and creative based tenants in a variety of industries, including technology, media, healthcare, life sciences, entertainment and professional services.  Any material acquisitions will be funded with borrowings under the unsecured revolving credit facility, the public or private issuance of debt or equity securities, the disposition of assets under our capital recycling program, the formation of strategic ventures or through the assumption of existing debt. As of December 31, 2017, we had $36.0 million of refundable acquisition deposits, subject to closing conditions required to be met by the sellers, for potential future acquisitions. We cannot provide assurance that we will enter into any agreements to acquire properties, or undeveloped land, or that the potential acquisitions contemplated by any agreements we may enter into in the future will be completed.

Share Repurchases

On February 23, 2016, the Company’s Board of Directors approved a 4,000,000 share increase to the Company’s existing share repurchase program bringing the total current repurchase authorization to 4,988,025 shares. As of December 31, 2017, 4,935,826 shares remain eligible for repurchase under the Company’s share repurchase program. Under this program, repurchases may be made in open market transactions at prevailing prices or through privately negotiated transactions. We may elect to repurchase shares of our common stock under this program in the future depending upon various factors, including market conditions, the trading price of our common stock and our other uses of capital. This program does not have a termination date, and repurchases may be discontinued at any time. We intend to fund repurchases, if any, primarily with the proceeds from property dispositions.

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

For properties within our stabilized portfolio, excluding our development properties, we believe we could spend approximately $60.0 million to $80.0 million in capital improvements, tenant improvements and leasing costs in 2018, in addition to the lease and contractual commitments included in our contractual obligations table above. The amount we ultimately spend will depend on leasing activity during 2018.

The following table sets forth our historical actual capital expenditures, and tenant improvements and leasing costs for deals commenced, excluding tenant-funded tenant improvements, for renewed and re-tenanted space within our stabilized portfolio for each of the years ended December 31, 2017, 2016 and 2015 on a per square foot basis.

	Year Ended December 31,
	2017	2016	2015
Office Properties:(1)
Capital Expenditures:
Capital expenditures per square foot	$1.18	$1.58	$1.23
Tenant Improvement and Leasing Costs (2)
Replacement tenant square feet (3)	825,653	583,461	797,560
Tenant improvements per square foot commenced	$55.10	$40.98	$42.25
Leasing commissions per square foot commenced	$16.36	$14.30	$14.53
Total per square foot	$71.46	$55.28	$56.78
Renewal tenant square feet	944,865	476,011	627,783
Tenant improvements per square foot commenced	$21.66	$10.66	$18.44
Leasing commissions per square foot commenced	$6.80	$7.90	$9.36
Total per square foot	$28.46	$18.56	$27.80
Total per square foot per year	$8.09	$7.05	$7.34
Average remaining lease term (in years)	6.0	5.5	6.0
________________________

(1)	Excludes development properties and includes 100% of consolidated property partnerships.

(2)	Includes tenants with lease terms of 12 months or longer. Excludes leases for month-to-month and first generation tenants.

(3)	Excludes leases for which the space was vacant for longer than one year, or vacant when the property was acquired by the Company.

Capital expenditures per square foot decreased in 2017 as compared to 2016 due to a decrease in general building improvements during 2017. We currently anticipate capital expenditures for 2018 to be more consistent with 2016 levels. Replacement tenant improvements and leasing commissions increased in 2017 as compared to 2016 and 2015 primarily due to the number of large leases commenced and related higher replacement costs in 2017. Renewal tenant improvements per square foot increased in 2017 as compared to 2016 primarily due to one lease for 140,591 rentable square feet in the San Diego submarket during 2017. Excluding this specific lease, renewal tenant improvements per square foot were $10.43 for the year ended December 31, 2017. We currently anticipate tenant improvement and leasing commissions for 2018 to be generally consistent with 2017 levels, however ultimate costs incurred will depend upon market conditions in each of our submarkets and actual leasing activity.

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

Debt Covenants

The unsecured revolving credit facility, unsecured term loan facility, unsecured term loan, unsecured senior notes and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key existing financial covenants and their covenant levels include:

Unsecured Credit Facility and Unsecured Term Loan Facility (as defined in the applicable Credit Agreements) (1):	Covenant	Actual Performance as of December 31, 2017
Total debt to total asset value	less than 60%	25%
Fixed charge coverage ratio	greater than 1.5x	3.4x
Unsecured debt ratio	greater than 1.67x	3.90x
Unencumbered asset pool debt service coverage	greater than 1.75x	4.54x

Unsecured Senior Notes due 2020, 2023, 2024, 2025 and 2029 (as defined in the applicable Indentures):
Total debt to total asset value	less than 60%	31%
Interest coverage	greater than 1.5x	7.2x
Secured debt to total asset value	less than 40%	4%
Unencumbered asset pool value to unsecured debt	greater than 150%	336%
______________________

(1)
As of December 31, 2017, the covenant performance under the Unsecured Senior Notes Series A and B due 2027 and 2029 (“private placement notes”), was substantially similar to the Facility; however, the unsecured debt ratio under the private placement notes was 3.44x reflecting definitional differences on unencumbered value. The Operating Partnership was in compliance under the credit agreement of the private placement notes as of December 31, 2017.

The Operating Partnership was in compliance with all of its debt covenants as of December 31, 2017. Our current expectation is that the Operating Partnership will continue to meet the requirements of its debt covenants in both the short and long term. However, in the event of an economic slowdown or continued volatility in the credit markets, there is no certainty that the Operating Partnership will be able to continue to satisfy all the covenant requirements.

Consolidated Historical Cash Flow Summary

The following summary discussion of our consolidated historical cash flow is based on the consolidated statements of cash flows in Item 15. “Exhibits and Financial Statement Schedules” and is not meant to be an all-inclusive discussion of the changes in our cash flow for the periods presented below. Changes in our cash flow include changes in cash and cash equivalents and restricted cash. Our historical cash flow activity for the year ended December 31, 2017 as compared to the year ended December 31, 2016 is as follows:

	Year Ended December 31,
	2017	2016	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$347,012	$345,054	$1,958	0.6%
Net cash used in investing activities	(359,102)	(579,420)	220,318	(38.0)%
Net cash (used in) provided by financing activities	(171,241)	427,291	(598,532)	(140.1)%
Net (decrease) increase in cash and cash equivalents	$(183,331)	$192,925	$(376,256)	(195.0)%

Operating Activities

Our cash flows from operating activities depends on numerous factors including the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, the level of operating expenses, the impact of property acquisitions, completed development projects and related financing activities, and other general and administrative costs. Our net cash provided by operating activities increased by $2.0 million, or 0.6%, for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily as a result of an increase in cash Net Operating Income generated from our Stabilized Development, Acquisition and Same Store Portfolios (see additional information under the caption “–Results of Operations”) offset by net changes in other assets and liabilities related to the timing of expenditures.

Investing Activities

Our cash flows from investing activities is generally used to fund development and operating property acquisitions, expenditures for development projects, and recurring and nonrecurring capital expenditures for our operating properties, net of proceeds received from dispositions of real estate assets. Our net cash used in investing activities decreased by $220.3 million, or 38.0%, for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to significantly lower acquisition activity during the year ended December 31, 2017 as well as lower net proceeds received from dispositions during the year ended December 31, 2017 as compared to the year ended December 31, 2016.

Financing Activities

Our cash flows from financing activities is principally impacted by our capital raising activities, net of dividends and distributions paid to common and preferred security holders. During the year ended December 31, 2017 we had net cash used in financing activities of $171.2 million compared to net cash provided by financing activities during the year ended December 31, 2016 of $427.3 million primarily due to the redemption of the Company’s Series G Preferred Stock and Series H Preferred Stock and the January 2017 payment of the special dividend declared in December 2016, partially offset by proceeds from the January 2017 common stock offering.

Off-Balance Sheet Arrangements

As of December 31, 2017 and as of the date this report was filed, we did not have any off-balance sheet transactions, arrangements, or obligations, including contingent obligations.

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

The following table presents our FFO for the years ended December 31, 2017, 2016, 2015, 2014 and 2013:

	Year ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Net income available to common stockholders	$151,249	$280,538	$220,831	$166,969	$30,630
Adjustments:
Net income attributable to noncontrolling common units of the Operating Partnership	3,223	6,635	4,339	3,589	685
Net income attributable to noncontrolling interests in consolidated property partnerships	12,780	3,375	184	—	—
Depreciation and amortization of real estate assets	241,862	213,156	201,480	202,108	199,558
Gains on sales of depreciable real estate	(39,507)	(164,302)	(109,950)	(121,922)	(12,252)
Funds From Operations attributable to noncontrolling interests in consolidated property partnerships	(22,820)	(5,660)	(272)	—	—
Funds From Operations (1) (2)	$346,787	$333,742	$316,612	$250,744	$218,621
_______________________

(1)	Reported amounts are attributable to common stockholders, common unitholders and restricted stock unitholders.

(2)
FFO available to common stockholders and unitholders includes amortization of deferred revenue related to tenant-funded tenant improvements of $16.8 million, $13.2 million, $13.3 million, $11.0 million and $10.7 million for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

The following table presents our weighted average shares of common stock and common units outstanding for the years ended December 31, 2017, 2016, 2015, 2014 and 2013:

	Year Ended December 31,
	2017	2016	2015	2014	2013
Weighted average shares of common stock outstanding	98,113,561	92,342,483	89,854,096	83,090,235	77,343,853
Weighted average common units outstanding	2,133,006	2,429,205	1,791,482	1,804,263	1,822,407
Effect of participating securities – nonvested shares and restricted stock units	1,196,044	1,139,669	1,170,571	1,228,807	1,224,208
Total basic weighted average shares / units outstanding	101,442,611	95,911,357	92,816,149	86,123,305	80,390,468
Effect of dilutive securities – Exchangeable Notes, stock options and contingently issuable shares	613,770	680,551	541,679	1,877,485	1,765,025
Total diluted weighted average shares / units outstanding	102,056,381	96,591,908	93,357,828	88,000,790	82,155,493

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

The primary market risk we face is interest rate risk. We seek to mitigate this risk by following established risk management policies and procedures. These policies include maintaining prudent amounts of debt, including a greater amount of fixed-rate debt as compared to variable-rate debt in our portfolio, and may include the periodic use of derivative instruments. As of December 31, 2017 and 2016, we did not have any interest-rate sensitive derivative assets or liabilities. Information about our changes in interest rate risk exposures from December 31, 2016 to December 31, 2017 is incorporated herein by reference from “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Operating Partnership.”

Market Risk

As of December 31, 2017, 100.0% of our total outstanding debt of $2.4 billion (before the effects of debt discounts, premiums and deferred financing costs) bore interest at fixed rates since our only variable-rate debt instruments are our unsecured revolving credit facility and unsecured term loan facility, and both had no outstanding borrowings at December 31, 2017. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. In general, interest rate fluctuations applied to our variable-rate debt will impact our future earnings and cash flows. Conversely, interest rate fluctuations applied to our fixed-rate debt will generally not impact our future earnings and cash flows, unless such instruments mature or are otherwise terminated and need to be refinanced. However, interest rate fluctuations will impact the fair value of the fixed-rate debt instruments.

We generally determine the fair value of our secured debt, unsecured debt, and unsecured line of credit by performing discounted cash flow analyses using an appropriate market discount rate. We calculate the market rate by obtaining period-end treasury rates for maturities that correspond to the maturities of our fixed-rate debt and then adding an appropriate credit spread based on information obtained from third-party financial institutions. These credit spreads take into account factors, including but not limited to, our credit profile, the tenure of the debt, amortization period, whether the debt is secured or unsecured, and the loan-to-value ratio of the debt to the collateral. These calculations are significantly affected by the assumptions used, including the discount rate, credit spreads and estimates of future cash flow. We calculate the market rate of our unsecured line of credit and unsecured term loan facility by obtaining the period-end London Interbank Offered Rate (“LIBOR”) and then adding an appropriate credit spread based on our credit ratings, and the amended terms of our unsecured line of credit and unsecured term loan facility agreement. We determine the fair value of each of our publicly traded unsecured senior notes based on their quoted trading price at the end of the reporting period, if such prices are available. See Note 19 “Fair Value Measurements and Disclosures” and Note 2 “Basis of Presentation and Significant Accounting Policies” in the consolidated financial statements included in this report for additional information on the fair value of our financial assets and liabilities as of December 31, 2017 and December 31, 2016.

At December 31, 2017, there were no outstanding balances on both our $750.0 million unsecured revolving credit facility and our $150.0 million unsecured term loan facility, but both were available for borrowing at the following variable rates: LIBOR plus a spread of 1.00% (weighted average interest rate of 2.56%) and LIBOR plus a spread of 1.10% (weighted average interest rate of 2.66%), respectively. As of December 31, 2016, the total outstanding balance of our variable-rate debt was comprised of borrowings on our unsecured term loan facility and unsecured term loan, together which totaled $189.0 million and were indexed to LIBOR plus a spread of 1.15% (weighted average interest rate of 1.85%). There were no borrowings on our unsecured line of credit facility as of December 31, 2016, which would have been indexed to LIBOR plus a spread of 1.05% (weighted average interest rate of 1.82%). Assuming no changes in the outstanding balance of our existing variable-rate debt as of December 31, 2016, a 100 basis point increase in the LIBOR rate would have increased our projected annual interest expense, before the effect of capitalization, by approximately $1.9 million.

The total carrying value of our fixed-rate debt was approximately $2.3 billion and $2.1 billion as of December 31, 2017 and 2016, respectively. The total estimated fair value of our fixed-rate debt was approximately $2.4 billion and $2.2 billion as of December 31, 2017 and 2016, respectively. For sensitivity purposes, a 100 basis point increase in the discount rate equates to a decrease in the total fair value of our fixed-rate debt of approximately $145.0 million, or 6.0%, as of December 31, 2017. Comparatively, a 100 basis point increase in the discount rate equates to a decrease in the total fair value of our fixed-rate debt of approximately $114.7 million, or 5.3%, as of December 31, 2016.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2017, the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is supported by written policies and procedures and by an appropriate segregation of responsibilities and duties. The Company has used the criteria set forth in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess our internal control over financial reporting. Based upon this assessment, management concluded that internal control over financial reporting operated effectively as of December 31, 2017.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited the Company’s financial statements and has issued a report on the effectiveness of the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Kilroy Realty Corporation
Los Angeles, California

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Kilroy Realty Corporation (the “Company”) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2017, of the Company and our report dated February 12, 2018, expressed an unqualified opinion on those financial statements and financial statement schedules.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
February 12, 2018

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

As required by SEC Rule 13a-15(b), the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of its general partner, of the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2017, the end of the period covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of its general partner concluded, as of that time, that the Operating Partnership’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes that occurred during the fourth quarter of the most recent year covered by this report in the Operating Partnership’s internal control over financial reporting identified in connection with the evaluation referenced above that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is supported by written policies and procedures and by an appropriate segregation of responsibilities and duties. The Operating Partnership has used the criteria set forth in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess our internal control over financial reporting. Based upon this assessment, management concluded that internal control over financial reporting operated effectively as of December 31, 2017.

Deloitte & Touche LLP, the Operating Partnership’s independent registered public accounting firm, has audited the Operating Partnership’s financial statements and has issued a report on the effectiveness of the Operating Partnership’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Kilroy Realty, L.P.
Los Angeles, California

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Kilroy Realty, L.P. (the “Operating Partnership”) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2017, of the Operating Partnership and our report dated February 12, 2018, expressed an unqualified opinion on those financial statements and financial statement schedules.

Basis for Opinion
The Operating Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Operating Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Operating Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
February 12, 2018

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2018.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2018.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2018.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2018.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2018.

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

3.(i)5
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

4.2	Registration Rights Agreement, dated January 31, 1997 (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553))
4.3
Form of Certificate for Partnership Units of Kilroy Realty, L.P. (previously filed by Kilroy Realty, L.P., as an exhibit to the General Form for Registration of Securities on Form 10 as filed with the Securities and Exchange Commission on August 18, 2010)

4.4
Indenture, dated May 24, 2010, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, including the form of 6.625% Senior Notes due 2020 and the form of the related guarantee (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 25, 2010)

4.5	Registration Rights Agreement, dated July 31, 2012 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2012)
4.6
Officers’ Certificate pursuant to Sections 101, 201, 301 and 303 of the Indenture dated March 1, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “3.800% Notes due 2023,” including the form of 3.800% Notes due 2023 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 14, 2013)

4.7
Indenture, dated March 1, 2011, by and among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit to the Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on October 2, 2013)

4.8
Supplemental Indenture, dated July 5, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit to the Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on October 2, 2013)

4.9
Officers’ Certificate pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “4.25% Senior Notes due 2029,” including the form of 4.25% Senior Notes due 2029 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on August 6, 2014)

4.10
Officers’ Certificate, dated September 16, 2015, pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “4.375% Senior Notes due 2025,” including the form of 4.375% Senior Notes due 2025 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on September 16, 2015)

4.11
Officers’ Certificate, dated December 11, 2017, pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “3.450% Senior Notes due 2024,” including the form of 3.450% Senior Notes due 2024 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 11, 2017)

4.12
The Company is party to agreements in connection with long-term debt obligations, none of which individually exceeds ten percent of the total assets of the Company on a consolidated basis. Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Company agrees to furnish copies of these agreements to the Commission upon request

Exhibit Number	Description
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

10.7†
Kilroy Realty Corporation Form of Stock Option Grant Notice and Stock Option Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 24, 2012)

10.8†
Amended and Restated Employment Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and John B. Kilroy, Jr. (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on April 4, 2012)

10.9†
Noncompetition Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and John B. Kilroy, Jr. (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on April 4, 2012)

10.10†
Kilroy Realty Corporation 2006 Incentive Award Plan Restricted Stock Unit Agreement by and between Kilroy Realty Corporation and Jeffrey C. Hawken, dated April 4, 2013 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2013)

10.11†
Kilroy Realty Corporation 2006 Incentive Award Plan Restricted Stock Unit Agreement by and between Kilroy Realty Corporation and John Kilroy, Jr., dated March 30, 2012 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2013)

10.12†	Form of Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2013)
10.13†	Form of Stock Award Deferral Program Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2013)
10.14†	Form of Performance-Vest Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2014)
10.15†	Form of Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2014)
10.16†
Form of Restricted Stock Unit Agreement for Non-Employee Members of the Board of Directors (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2014)

10.17
Sales Agreement, dated December 12, 2014, between Kilroy Realty Corporation, Kilroy Realty, L.P. and RBC Capital Markets, LLC (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2014)

10.18
Sales Agreement, dated December 12, 2014, between Kilroy Realty Corporation, Kilroy Realty, L.P. and Jefferies LLC (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2014)

10.19
Sales Agreement, dated December 12, 2014, between Kilroy Realty Corporation, Kilroy Realty, L.P. and KeyBanc Capital Markets Inc. (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2014)

Exhibit Number	Description
10.20
Sales Agreement, dated December 12, 2014, between Kilroy Realty Corporation, Kilroy Realty, L.P. and BNP Paribas Securities Corp. (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2014)

10.21
Sales Agreement, dated December 12, 2014, between Kilroy Realty Corporation, Kilroy Realty, L.P. and J.P. Morgan Securities LLC (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2014)

10.22
Sales Agreement, dated December 12, 2014, between Kilroy Realty Corporation, Kilroy Realty, L.P. and Barclays Capital Inc. (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2014)

10.23†	Form of Performance-Vest Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2015)
10.24†	Form of Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2015)
10.25†
Form of Restricted Stock Unit Agreement for Non-Employee Members of the Board of Directors (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2015)

10.26†
Amended and Restated Employment Agreement and Non-Competition Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Jeffrey C. Hawken effective as of December 31, 2015 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2015)

10.27†	Kilroy Realty Corporation Director Compensation Policy effective as of January 1, 2016 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2015)
10.28†
Kilroy Realty Corporation 2006 Incentive Award Plan Restricted Stock Unit Agreement by and between Kilroy Realty Corporation and Jeffrey C. Hawken, dated January 9, 2016 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2016)

10.29†
Amended and Restated Employment Agreement and Non-Competition Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Tyler H. Rose effective as of January 28, 2016 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2016)

10.30†
Amended and Restated Employment Agreement and Non-Competition Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Justin W. Smart effective as of January 28, 2016 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2016)

10.31	Note Purchase Agreement dated September 14, 2016 (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on September 14, 2016)
10.32
Amendment to Sales Agreement, dated September 29, 2016, between Kilroy Realty Corporation, Kilroy Realty, L.P. and RBC Capital Markets, LLC (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2016)

10.33
Amendment to Sales Agreement, dated September 29, 2016, between Kilroy Realty Corporation, Kilroy Realty, L.P. and Jefferies LLC (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2016)

10.34
Amendment to Sales Agreement, dated September 29, 2016, between Kilroy Realty Corporation, Kilroy Realty, L.P. and KeyBanc Capital Markets Inc. (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2016)

10.35
Amendment to Sales Agreement, dated September 29, 2016, between Kilroy Realty Corporation, Kilroy Realty, L.P. and BNP Paribas Securities Corp. (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2016)

Exhibit Number	Description
10.36
Amendment to Sales Agreement, dated September 29, 2016, between Kilroy Realty Corporation, Kilroy Realty, L.P. and J.P. Morgan Securities LLC (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2016)

10.37
Amendment to Sales Agreement, dated September 29, 2016, between Kilroy Realty Corporation, Kilroy Realty, L.P. and Barclays Capital Inc. (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2016)

10.38	Form of Time Sharing Agreement of Kilroy Realty, L.P. (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended September 30, 2016)
10.39*	Promissory Note, dated November 29, 2016
10.40*	Loan Agreement, dated November 29, 2016, by and between KR WMC, LLC and Massachusetts Mutual Life Insurance Company
10.41*	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated November 29, 2016
10.42*	Assignment of Leases and Rents, dated November 29, 2016
10.43*	Recourse Guaranty Agreement, dated November 29, 2016
10.44*	Environmental Indemnification Agreement, dated November 29, 2016
10.45†
Kilroy Realty Corporation 2007 Deferred Compensation Plan, as amended and restated effective January 1, 2017 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2016)

10.46	General Partner Guaranty Agreement, dated February 17, 2017 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-Q for the quarter ended March 31, 2017)
10.47†	Kilroy Realty 2006 Incentive Award Plan (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 23, 2017)
10.48
Second Amended and Restated Credit Agreement dated as of July 24, 2017 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-Q for the quarter ended June 30, 2017)

10.49
Second Amended and Restated Guaranty dated as of July 24, 2017 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-Q for the quarter ended on June 30, 2017)

12.1*	Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges and Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Dividends of Kilroy Realty Corporation
12.2*	Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges of Kilroy Realty, L.P.
21.1*	List of Subsidiaries of Kilroy Realty Corporation
21.2*	List of Subsidiaries of Kilroy Realty, L.P.
23.1*	Consent of Deloitte & Touche LLP for Kilroy Realty Corporation
23.2*	Consent of Deloitte & Touche LLP for Kilroy Realty, L.P.
24.1*	Power of Attorney (included on the signature page of this Form 10-K)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty Corporation
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty Corporation
31.3*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty, L.P.
31.4*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty, L.P.
32.1*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty Corporation
32.2*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty Corporation
32.3*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty, L.P.
32.4*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty, L.P.

Exhibit Number	Description
101.1
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Capital, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.(1)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Kilroy Realty Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 12, 2018.

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

Name	Title	Date

/s/ John Kilroy	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 12, 2018
John Kilroy
/s/ Tyler H. Rose	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 12, 2018
Tyler H. Rose
/s/ Heidi R. Roth	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 12, 2018
Heidi R. Roth
/s/ Edward F. Brennan, PhD	Director	February 12, 2018
Edward F. Brennan, PhD
/s/ Jolie Hunt	Director	February 12, 2018
Jolie Hunt
/s/ Scott S. Ingraham	Director	February 12, 2018
Scott S. Ingraham
/s/ Gary R. Stevenson	Director	February 12, 2018
Gary R. Stevenson
/s/ Peter B. Stoneberg	Director	February 12, 2018
Peter B. Stoneberg

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Kilroy Realty, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 12, 2018.

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

Name	Title	Date

/s/ John Kilroy	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 12, 2018
John Kilroy
/s/ Tyler H. Rose	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 12, 2018
Tyler H. Rose
/s/ Heidi R. Roth	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 12, 2018
Heidi R. Roth
/s/ Edward F. Brennan, PhD	Director	February 12, 2018
Edward F. Brennan, PhD
/s/ Jolie Hunt	Director	February 12, 2018
Jolie Hunt
/s/ Scott S. Ingraham	Director	February 12, 2018
Scott S. Ingraham
/s/ Gary R. Stevenson	Director	February 12, 2018
Gary R. Stevenson
/s/ Peter B. Stoneberg	Director	February 12, 2018
Peter B. Stoneberg

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2017 AND 2016
AND FOR THE THREE YEARS ENDED DECEMBER 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Kilroy Realty Corporation
Los Angeles, California

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Kilroy Realty Corporation (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
February 12, 2018

We have served as the Company’s auditor since 1995.

KILROY REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2017	December 31, 2016
ASSETS
REAL ESTATE ASSETS (Notes 2, 3 and 4):
Land and improvements	$1,076,172	$1,108,971
Buildings and improvements	4,908,797	4,938,250
Undeveloped land and construction in progress	1,432,808	1,013,533
Total real estate assets held for investment	7,417,777	7,060,754
Accumulated depreciation and amortization	(1,264,162)	(1,139,853)
Total real estate assets held for investment, net	6,153,615	5,920,901
REAL ESTATE ASSETS AND OTHER ASSETS HELD FOR SALE, NET (Note 4)	—	9,417
CASH AND CASH EQUIVALENTS (Notes 4 and 22)	57,649	193,418
RESTRICTED CASH (Notes 4 and 22)	9,149	56,711
MARKETABLE SECURITIES (Notes 16 and 19)	20,674	14,773
CURRENT RECEIVABLES, NET (Note 6)	16,926	13,460
DEFERRED RENT RECEIVABLES, NET (Note 6)	246,391	218,977
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Notes 3 and 5)	183,728	208,368
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 7)	114,706	70,608
TOTAL ASSETS	$6,802,838	$6,706,633
LIABILITIES AND EQUITY
LIABILITIES:
Secured debt, net (Notes 8, 9 and 19)	$340,800	$472,772
Unsecured debt, net (Notes 8, 9 and 19)	2,006,263	1,847,351
Accounts payable, accrued expenses and other liabilities (Note 18)	249,637	202,391
Accrued dividends and distributions (Notes 13 and 27)	43,448	222,306
Deferred revenue and acquisition-related intangible liabilities, net (Notes 3, 5 and 10)	145,890	150,360
Rents received in advance and tenant security deposits	56,484	52,080
Liabilities and deferred revenue of real estate assets held for sale (Note 4)	—	56
Total liabilities	2,842,522	2,947,316
COMMITMENTS AND CONTINGENCIES (Note 18)
EQUITY (Notes 11 and 13):
Stockholders’ Equity:
Preferred Stock, $.01 par value, 30,000,000 shares authorized,
6.875% Series G Cumulative Redeemable Preferred stock, $.01 par value, no shares issued and outstanding at 12/31/2017, and 4,000,000 shares authorized, issued and outstanding ($100,000 liquidation preference) at 12/31/2016	—	96,155
6.375% Series H Cumulative Redeemable Preferred stock, $.01 par value, no shares issued and outstanding at 12/31/2017, and 4,000,000 shares authorized, issued and outstanding ($100,000 liquidation preference) at 12/31/2016	—	96,256
Common stock, $.01 par value, 150,000,000 shares authorized, 98,620,333 and 93,219,439 shares issued and outstanding, respectively	986	932
Additional paid-in capital	3,822,492	3,457,649
Distributions in excess of earnings	(122,685)	(107,997)
Total stockholders’ equity	3,700,793	3,542,995
Noncontrolling Interests (Note 11):
Common units of the Operating Partnership	77,948	85,590
Noncontrolling interests in consolidated property partnerships (Note 2)	181,575	130,732
Total noncontrolling interests	259,523	216,322
Total equity	3,960,316	3,759,317
TOTAL LIABILITIES AND EQUITY	$6,802,838	$6,706,633

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
REVENUES:
Rental income	$633,896	$574,413	$525,355
Tenant reimbursements	76,559	61,079	53,774
Other property income (Note 18)	8,546	7,080	2,146
Total revenues	719,001	642,572	581,275
EXPENSES:
Property expenses	129,971	113,932	105,378
Real estate taxes	66,449	55,206	50,223
Provision for bad debts	3,269	—	545
Ground leases (Notes 5 and 18)	6,337	3,439	3,096
General and administrative expenses	60,581	57,029	48,265
Acquisition-related expenses (Note 2)	—	1,902	497
Depreciation and amortization (Notes 2 and 5)	245,886	217,234	204,294
Total expenses	512,493	448,742	412,298
OTHER (EXPENSES) INCOME:
Interest income and other net investment gains (Note 19)	5,503	1,764	243
Interest expense (Note 9)	(66,040)	(55,803)	(57,682)
Loss on early extinguishment of debt (Note 9)	(5,312)	—	—
Total other (expenses) income	(65,849)	(54,039)	(57,439)
INCOME FROM OPERATIONS BEFORE GAINS (LOSSES) ON SALES OF REAL ESTATE	140,659	139,791	111,538
Net gain (loss) on sales of land (Note 4)	449	(295)	17,116
Gains on sales of depreciable operating properties (Note 4)	39,507	164,302	109,950
NET INCOME	180,615	303,798	238,604
Net income attributable to noncontrolling common units of the Operating Partnership (Notes 2 and 11)	(3,223)	(6,635)	(4,339)
Net income attributable to noncontrolling interests in consolidated property partnerships (Notes 2 and 11)	(12,780)	(3,375)	(184)
Total income attributable to noncontrolling interests	(16,003)	(10,010)	(4,523)
NET INCOME ATTRIBUTABLE TO KILROY REALTY CORPORATION	164,612	293,788	234,081
Preferred dividends (Note 13)	(5,774)	(13,250)	(13,250)
Original issuance costs of redeemed preferred stock and preferred units (Note 13)	(7,589)	—	—
Total preferred dividends	(13,363)	(13,250)	(13,250)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$151,249	$280,538	$220,831
Net income available to common stockholders per share – basic (Note 20)	$1.52	$3.00	$2.44
Net income available to common stockholders per share – diluted (Note 20)	$1.51	$2.97	$2.42
Weighted average shares of common stock outstanding – basic (Note 20)	98,113,561	92,342,483	89,854,096
Weighted average shares of common stock outstanding – diluted (Note 20)	98,727,331	93,023,034	90,395,775

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share/unit data)

	Preferred Stock	Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
		Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AS OF DECEMBER 31, 2014	$192,411	86,259,684	$863	$2,635,900	$(162,964)	$2,666,210	$57,726	$2,723,936
Net income					234,081	234,081	4,523	238,604
Issuance of common stock		5,640,033	56	387,342		387,398		387,398
Issuance of share-based compensation awards				1,692		1,692		1,692
Non-cash amortization of share-based compensation				18,869		18,869		18,869
Exercise of stock options		342,000	4	14,569		14,573		14,573
Repurchase of common stock, stock options and restricted stock units		(101,389)		(7,081)		(7,081)		(7,081)
Settlement of restricted stock units for shares of common stock		78,937		(1)		(1)		(1)
Exchange of common units of the Operating Partnership		39,425		1,223		1,223	(1,223)	—
Adjustment for noncontrolling interest in the Operating Partnership				(4,619)		(4,619)	4,619	—
Contribution by noncontrolling interest in consolidated property partnership						—	474	474
Preferred dividends and distributions					(13,250)	(13,250)		(13,250)
Dividends declared per share of common stock and common unit ($1.40 per share/unit)					(128,129)	(128,129)	(2,499)	(130,628)
BALANCE AS OF DECEMBER 31, 2015	192,411	92,258,690	923	3,047,894	(70,262)	3,170,966	63,620	3,234,586
Net income					293,788	293,788	10,010	303,798
Issuance of common stock		451,398	4	31,113		31,117		31,117
Issuance of share-based compensation awards				1,827		1,827		1,827
Non-cash amortization of share-based compensation				26,624		26,624		26,624
Exercise of stock options		286,500	3	12,205		12,208		12,208
Repurchase of common stock, stock options and restricted stock units		(137,126)	(1)	(8,874)		(8,875)		(8,875)
Settlement of restricted stock units for shares of common stock		109,044	1	(1)		—		—
Issuance of common units in connection with acquisition						—	48,033	48,033
Exchange of common units of the Operating Partnership		250,933	2	8,891		8,893	(8,893)	—
Initial contributions by noncontrolling interest in consolidated property partnership, net of transaction costs				328,997		328,997	124,452	453,449
Distributions to noncontrolling interests in consolidated property partnerships						—	(3,615)	(3,615)
Adjustment for noncontrolling interest in the Operating Partnership				8,973		8,973	(8,973)	—
Preferred dividends and distributions					(13,250)	(13,250)		(13,250)
Dividends declared per share of common stock and common unit ($3.375 per share/unit)					(318,273)	(318,273)	(8,312)	(326,585)
BALANCE AS OF DECEMBER 31, 2016	192,411	93,219,439	932	3,457,649	(107,997)	3,542,995	216,322	3,759,317
Net income					164,612	164,612	16,003	180,615
Redemption of Series G & H Preferred stock (Note 13)	(192,411)				(7,589)	(200,000)		(200,000)
Issuance of common stock (Note 13)		4,662,577	46	326,012		326,058		326,058
Issuance of share-based compensation awards (Note 15)				5,890		5,890		5,890
Non-cash amortization of share-based compensation (Note 15)				26,319		26,319		26,319
Exercise of stock options (Note 15)		285,000	4	12,175		12,179		12,179
Settlement of restricted stock units for shares of common stock (Note 15)		317,848	3	(3)		—		—
Repurchase of common stock, stock options and restricted stock units (Note 15)		(168,881)	(2)	(12,984)		(12,986)		(12,986)
Exchange of common units of the Operating Partnership		304,350	3	10,936		10,939	(10,939)	—
Contributions from noncontrolling interests in consolidated property partnerships (Note 11)						—	54,604	54,604
Distributions to noncontrolling interests in consolidated property partnerships						—	(16,542)	(16,542)
Adjustment for noncontrolling interest in the Operating Partnership (Note 2)				(3,502)		(3,502)	3,502	—
Preferred dividends and distributions					(5,774)	(5,774)		(5,774)
Dividends declared per share of common stock and common unit ($1.65 per share/unit) (Notes 13 and 27)					(165,937)	(165,937)	(3,427)	(169,364)
BALANCE AS OF DECEMBER 31, 2017	$—	98,620,333	$986	$3,822,492	$(122,685)	$3,700,793	$259,523	$3,960,316

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$180,615	$303,798	$238,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	241,862	213,156	201,482
Depreciation of non-real estate furniture, fixtures and equipment	4,024	4,078	2,812
Increase in provision for bad debts	3,269	—	545
Non-cash amortization of share-based compensation awards (Note 15)	19,046	21,064	15,537
Non-cash amortization of deferred financing costs and debt discounts and premiums	3,247	2,720	1,853
Non-cash amortization of net below market rents (Note 5)	(8,528)	(7,166)	(8,449)
Gains on sales of depreciable operating properties (Note 4)	(39,507)	(164,302)	(109,950)
(Gain) loss on sales of land	(449)	295	(17,116)
Loss on early extinguishment of debt (Note 9)	5,312	—	—
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements (Note 10)	(16,767)	(13,244)	(13,338)
Straight-line rents	(33,275)	(29,629)	(44,383)
Net change in other operating assets	(17,732)	(5,214)	(8,085)
Net change in other operating liabilities	5,895	19,498	12,496
Net cash provided by operating activities	347,012	345,054	272,008
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for development properties and undeveloped land	(397,440)	(351,012)	(407,969)
Expenditures for acquisitions of development properties and undeveloped land (Note 3)	(19,829)	(33,513)	(148,352)
Expenditures for operating properties and other capital assets	(88,425)	(111,961)	(99,557)
Expenditures for acquisitions of operating properties (Note 3)	—	(393,767)	—
Net proceeds received from dispositions (Note 4)	182,492	325,031	319,639
(Increase) decrease in acquisition-related deposits	(35,900)	1,902	1,998
Issuance of notes receivable	—	(16,100)	(3,000)
Net cash used in investing activities	(359,102)	(579,420)	(337,241)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Series G and H Preferred stock (Note 13)	(200,000)	—	—
Net proceeds from issuance of common stock (Note 13)	326,058	31,117	387,398
Net proceeds from the issuance of unsecured debt (Note 9)	674,447	—	397,776
Repayments of unsecured debt (Note 9)	(519,024)	—	(325,000)
Borrowings on unsecured revolving credit facility	270,000	305,000	250,000
Repayments on unsecured revolving credit facility	(270,000)	(305,000)	(390,000)
Principal payments and repayments of secured debt (Note 9)	(130,371)	(74,140)	(159,766)
Proceeds from the issuance of secured debt (Note 9)	—	170,000	—
Financing costs	(11,500)	(2,159)	(4,814)
Repurchase of common stock and restricted stock units (Note 13)	(12,986)	(8,875)	(7,081)
Proceeds from exercise of stock options (Note 15)	12,179	12,208	14,573
Contributions from noncontrolling interests in consolidated property partnerships (Note 11)	54,604	453,449	474
Distributions to noncontrolling interests in consolidated property partnerships	(16,542)	(3,615)	—
Dividends and distributions paid to common stockholders and common unitholders	(340,697)	(137,444)	(126,839)
Dividends and distributions paid to preferred stockholders and preferred unitholders	(7,409)	(13,250)	(13,250)
Net cash (used in) provided by financing activities	(171,241)	427,291	23,471
Net (decrease) increase in cash and cash equivalents and restricted cash	(183,331)	192,925	(41,762)
Cash and cash equivalents and restricted cash, beginning of year	250,129	57,204	98,966
Cash and cash equivalents and restricted cash, end of year	$66,798	$250,129	$57,204

See accompanying notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Kilroy Realty, L.P.
Los Angeles, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kilroy Realty, L.P. (the “Operating Partnership”) as of December 31, 2017 and 2016, the related consolidated statements of operations, capital, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Operating Partnership’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2018, expressed an unqualified opinion on the Operating Partnership’s internal control over financial reporting.

Basis for Opinion
These financial statements are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on the Operating Partnership’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Operating Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
February 12, 2018

We have served as the Operating Partnership’s auditor since 2010.

KILROY REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	December 31, 2017	December 31, 2016
ASSETS
REAL ESTATE ASSETS (Notes 2, 3 and 4):
Land and improvements	$1,076,172	$1,108,971
Buildings and improvements	4,908,797	4,938,250
Undeveloped land and construction in progress	1,432,808	1,013,533
Total real estate assets held for investment	7,417,777	7,060,754
Accumulated depreciation and amortization	(1,264,162)	(1,139,853)
Total real estate assets held for investment, net	6,153,615	5,920,901
REAL ESTATE ASSETS AND OTHER ASSETS HELD FOR SALE, NET (Note 4)	—	9,417
CASH AND CASH EQUIVALENTS (Notes 4 and 23)	57,649	193,418
RESTRICTED CASH (Notes 4 and 23)	9,149	56,711
MARKETABLE SECURITIES (Notes 16 and 19)	20,674	14,773
CURRENT RECEIVABLES, NET (Note 6)	16,926	13,460
DEFERRED RENT RECEIVABLES, NET (Note 6)	246,391	218,977
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Notes 3 and 5)	183,728	208,368
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 7)	114,706	70,608
TOTAL ASSETS	$6,802,838	$6,706,633
LIABILITIES AND CAPITAL
LIABILITIES:
Secured debt, net (Notes 9 and 19)	$340,800	$472,772
Unsecured debt, net (Notes 9 and 19)	2,006,263	1,847,351
Accounts payable, accrued expenses and other liabilities (Note 18)	249,637	202,391
Accrued distributions (Notes 14 and 27)	43,448	222,306
Deferred revenue and acquisition-related intangible liabilities, net (Notes 3, 5 and 10)	145,890	150,360
Rents received in advance and tenant security deposits	56,484	52,080
Liabilities and deferred revenue of real estate assets held for sale (Note 4)	—	56
Total liabilities	2,842,522	2,947,316
COMMITMENTS AND CONTINGENCIES (Note 18)
CAPITAL (Notes 12 and 14):
Partners’ Capital:
6.875% Series G Cumulative Redeemable Preferred units, no units issued and outstanding at 12/31/2017, 4,000,000 units issued and outstanding ($100,000 liquidation preference) at 12/31/2016	—	96,155
6.375% Series H Cumulative Redeemable Preferred units, no units issued and outstanding at 12/31/2017, 4,000,000 units issued and outstanding ($100,000 liquidation preference) at 12/31/2016	—	96,256
Common units, 98,620,333 and 93,219,439 held by the general partner and 2,077,193 and 2,381,543 held by common limited partners issued and outstanding, respectively	3,773,941	3,431,768
Total Partners’ Capital	3,773,941	3,624,179
Noncontrolling interests in consolidated property partnerships and subsidiaries (Notes 2 and 12)	186,375	135,138
Total capital	3,960,316	3,759,317
TOTAL LIABILITIES AND CAPITAL	$6,802,838	$6,706,633

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit and per unit data)

	Year Ended December 31,
	2017	2016	2015
REVENUES:
Rental income	$633,896	$574,413	$525,355
Tenant reimbursements	76,559	61,079	53,774
Other property income (Note 18)	8,546	7,080	2,146
Total revenues	719,001	642,572	581,275
EXPENSES:
Property expenses	129,971	113,932	105,378
Real estate taxes	66,449	55,206	50,223
Provision for bad debts	3,269	—	545
Ground leases (Notes 5 and 18)	6,337	3,439	3,096
General and administrative expenses	60,581	57,029	48,265
Acquisition-related expenses (Note 2)	—	1,902	497
Depreciation and amortization (Notes 2 and 5)	245,886	217,234	204,294
Total expenses	512,493	448,742	412,298
OTHER (EXPENSES) INCOME:
Interest income and other net investment gains (Note 19)	5,503	1,764	243
Interest expense (Note 9)	(66,040)	(55,803)	(57,682)
Loss on early extinguishment of debt (Note 9)	(5,312)	—	—
Total other (expenses) income	(65,849)	(54,039)	(57,439)
INCOME FROM OPERATIONS BEFORE GAINS (LOSSES) ON SALES OF REAL ESTATE	140,659	139,791	111,538
Net gain (loss) on sales of land (Note 4)	449	(295)	17,116
Gains on sales of depreciable operating properties (Note 4)	39,507	164,302	109,950
NET INCOME	180,615	303,798	238,604
Net income attributable to noncontrolling interests in consolidated property partnerships and subsidiaries (Notes 2 and 12)	(13,175)	(3,735)	(467)
NET INCOME ATTRIBUTABLE TO KILROY REALTY, L.P.	167,440	300,063	238,137
Preferred distributions (Note 14)	(5,774)	(13,250)	(13,250)
Original issuance costs of redeemed preferred units (Note 14)	(7,589)	—	—
Total preferred distributions	(13,363)	(13,250)	(13,250)
NET INCOME AVAILABLE TO COMMON UNITHOLDERS	$154,077	$286,813	$224,887
Net income available to common unitholders per unit – basic (Note 21)	$1.52	$2.99	$2.44
Net income available to common unitholders per unit – diluted (Note 21)	$1.51	$2.96	$2.42
Weighted average common units outstanding – basic (Note 21)	100,246,567	94,771,688	91,645,578
Weighted average common units outstanding – diluted (Note 21)	100,860,337	95,452,239	92,187,257

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(in thousands, except unit and per unit data)

	Partners’ Capital			Total Partners’ Capital	Noncontrolling Interests in Consolidated Property Partnerships and Subsidiaries
	Preferred Units	Number of Common Units	Common Units			Total Capital
BALANCE AS OF DECEMBER 31, 2014	$192,411	88,063,884	$2,521,900	$2,714,311	$9,625	$2,723,936
Net income			238,137	238,137	467	238,604
Issuance of common units		5,640,033	387,398	387,398		387,398
Issuance of share-based compensation awards			1,692	1,692		1,692
Non-cash amortization of share-based compensation			18,869	18,869		18,869
Exercise of stock options		342,000	14,573	14,573		14,573
Repurchase of common units and restricted stock units		(101,389)	(7,081)	(7,081)		(7,081)
Settlement of restricted stock units		78,937	(1)	(1)		(1)
Contribution by noncontrolling interest in consolidated subsidiary					474	474
Preferred distributions			(13,250)	(13,250)		(13,250)
Distributions declared per common unit ($1.40 per unit)			(130,628)	(130,628)		(130,628)
BALANCE AS OF DECEMBER 31, 2015	192,411	94,023,465	3,031,609	3,224,020	10,566	3,234,586
Net income			300,063	300,063	3,735	303,798
Issuance of common units		451,398	31,117	31,117		31,117
Issuance of common units in connection with acquisition		867,701	48,033	48,033		48,033
Issuance of share-based compensation awards			1,827	1,827		1,827
Non-cash amortization of share-based compensation			26,624	26,624		26,624
Exercise of stock options		286,500	12,208	12,208		12,208
Repurchase of common units and restricted stock units		(137,126)	(8,875)	(8,875)		(8,875)
Settlement of restricted stock units		109,044	—	—		—
Initial contributions from noncontrolling interest in consolidated property partnership, net of transaction costs			328,997	328,997	124,452	453,449
Distributions to noncontrolling interests in consolidated property partnerships					(3,615)	(3,615)
Preferred distributions			(13,250)	(13,250)		(13,250)
Distributions declared per common unit ($3.375 per unit)			(326,585)	(326,585)		(326,585)
BALANCE AS OF DECEMBER 31, 2016	192,411	95,600,982	3,431,768	3,624,179	135,138	3,759,317
Net income			167,440	167,440	13,175	180,615
Redemption of Series G & H Preferred stock (Note 14)	(192,411)		(7,589)	(200,000)		(200,000)
Issuance of common units (Note 14)		4,662,577	326,058	326,058		326,058
Issuance of share-based compensation awards (Note 15)			5,890	5,890		5,890
Non-cash amortization of share-based compensation (Note 15)			26,319	26,319		26,319
Exercise of stock options (Note 15)		285,000	12,179	12,179		12,179
Settlement of restricted stock units (Note 15)		317,848	—	—		—
Repurchase of common units and restricted stock units (Note 15)		(168,881)	(12,986)	(12,986)		(12,986)
Contributions from noncontrolling interest in consolidated property partnership (Note 12)					54,604	54,604
Distributions to noncontrolling interests in consolidated property partnerships					(16,542)	(16,542)
Preferred distributions			(5,774)	(5,774)		(5,774)
Distributions declared per common unit ($1.65 per unit) (Notes 14 and 27)			(169,364)	(169,364)		(169,364)
BALANCE AS OF DECEMBER 31, 2017	$—	100,697,526	$3,773,941	$3,773,941	$186,375	$3,960,316

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$180,615	$303,798	$238,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	241,862	213,156	201,482
Depreciation of non-real estate furniture, fixtures and equipment	4,024	4,078	2,812
Increase in provision for bad debts	3,269	—	545
Non-cash amortization of share-based compensation awards (Note 15)	19,046	21,064	15,537
Non-cash amortization of deferred financing costs and debt discounts and premiums	3,247	2,720	1,853
Non-cash amortization of net below market rents (Note 5)	(8,528)	(7,166)	(8,449)
Gains on sales of depreciable operating properties (Note 4)	(39,507)	(164,302)	(109,950)
(Gain) loss on sales of land	(449)	295	(17,116)
Loss on early extinguishment of debt (Note 9)	5,312	—	—
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements (Note 10)	(16,767)	(13,244)	(13,338)
Straight-line rents	(33,275)	(29,629)	(44,383)
Net change in other operating assets	(17,732)	(5,214)	(8,085)
Net change in other operating liabilities	5,895	19,498	12,496
Net cash provided by operating activities	347,012	345,054	272,008
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for development properties and undeveloped land	(397,440)	(351,012)	(407,969)
Expenditures for acquisitions of development properties and undeveloped land (Note 3)	(19,829)	(33,513)	(148,352)
Expenditures for operating properties and other capital assets	(88,425)	(111,961)	(99,557)
Expenditures for acquisitions of operating properties (Note 3)	—	(393,767)	—
Net proceeds received from dispositions (Note 4)	182,492	325,031	319,639
(Increase) decrease in acquisition-related deposits	(35,900)	1,902	1,998
Issuance of notes receivable	—	(16,100)	(3,000)
Net cash used in investing activities	(359,102)	(579,420)	(337,241)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Series G and H Preferred units (Note 14)	(200,000)	—	—
Net proceeds from issuance of common units (Note 14)	326,058	31,117	387,398
Net proceeds from the issuance of unsecured debt (Note 9)	674,447	—	397,776
Repayments of unsecured debt (Note 9)	(519,024)	—	(325,000)
Borrowings on unsecured revolving credit facility	270,000	305,000	250,000
Repayments on unsecured revolving credit facility	(270,000)	(305,000)	(390,000)
Principal payments and repayments of secured debt (Note 9)	(130,371)	(74,140)	(159,766)
Proceeds from the issuance of secured debt (Note 9)	—	170,000	—
Financing costs	(11,500)	(2,159)	(4,814)
Repurchase of common units and restricted stock units (Note 14)	(12,986)	(8,875)	(7,081)
Proceeds from exercise of stock options (Note 15)	12,179	12,208	14,573
Contributions from noncontrolling interests in consolidated property partnerships (Note 12)	54,604	453,449	474
Distributions to noncontrolling interests in consolidated property partnerships	(16,542)	(3,615)	—
Distributions paid to common unitholders	(340,697)	(137,444)	(126,839)
Distributions paid to preferred unitholders	(7,409)	(13,250)	(13,250)
Net cash (used in) provided by financing activities	(171,241)	427,291	23,471
Net (decrease) increase in cash and cash equivalents and restricted cash	(183,331)	192,925	(41,762)
Cash and cash equivalents and restricted cash, beginning of year	250,129	57,204	98,966
Cash and cash equivalents and restricted cash, end of year	$66,798	$250,129	$57,204

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Ownership

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

Our stabilized portfolio of operating properties was comprised of the following properties at December 31, 2017:

	Number of Buildings	Rentable Square Feet (unaudited)	Number of Tenants	Percentage Occupied (unaudited)	Percentage Leased (unaudited)
Stabilized Office Properties	101	13,720,597	511	95.2%	96.9%

	Number of Buildings	Number of Units	2017 Average Occupancy (unaudited)
Stabilized Residential Property	1	200	70.2%

Our stabilized portfolio includes all of our properties with the exception of development and redevelopment properties currently under construction or committed for construction, “lease-up” properties, real estate assets held for sale and undeveloped land. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We define “lease-up” properties as office and retail properties we recently developed or redeveloped that have not yet reached 95% occupancy and are within one year following cessation of major construction activities. There were no operating properties in “lease-up” or held for sale as of December 31, 2017.

During the first quarter of 2017, we added one development project to our stabilized office portfolio consisting of 365,359 rentable square feet in Hollywood, California. As of December 31, 2017, the following properties were excluded from our stabilized portfolio. We did not have any redevelopment properties at December 31, 2017.

	Number of Properties/Projects	Estimated Rentable Square Feet (unaudited)
Development projects under construction (1)(2)	4	1,800,000
_______________

(1)	Estimated rentable square feet upon completion.

(2)
Includes 86,000 square feet of Production, Distribution, and Repair (“PDR”) space. Development projects under construction also include 96,000 square feet of retail space and 237 residential units at One Paseo - Phase I in addition to the estimated office rentable square feet noted above.

Our stabilized portfolio also excludes our near-term and future development pipeline, which as of December 31, 2017 was comprised of six potential development sites, representing approximately 48 gross acres of undeveloped land.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2017, all of our properties and development projects were owned and all of our business was conducted in the state of California with the exception of twelve office properties and one development project under construction located in the state of Washington. All of our properties and development projects are 100% owned, excluding four office properties owned by three consolidated property partnerships. Two of the three property partnerships, 100 First Street Member, LLC (“100 First LLC”) and 303 Second Street Member, LLC (“303 Second LLC”), each owned one office property in San Francisco, California through subsidiary REITs. As of December 31, 2017, the Company owned a 56% common equity interest in both 100 First LLC and 303 Second LLC. The third property partnership, Redwood City Partners, LLC (“Redwood LLC”) owned two office properties in Redwood City, California. As of December 31, 2017, the Company owned an approximate 93% common equity interest in Redwood LLC. The remaining interests in all three property partnerships were owned by unrelated third parties.

As of December 31, 2017, the Company owned an approximate 97.9% common general partnership interest in the Operating Partnership. The remaining approximate 2.1% common limited partnership interest in the Operating Partnership as of December 31, 2017 was owned by non-affiliated investors and certain of our executive officers and directors. Both the general and limited common partnership interests in the Operating Partnership are denominated in common units. Generally, the number of common units held by the Company is equivalent to the number of outstanding shares of the Company’s common stock, and the rights of all the common units to quarterly distributions and payments in liquidation mirror those of the Company’s common stockholders. The common limited partners have certain redemption rights as provided in the Operating Partnership’s Seventh Amended and Restated Agreement of Limited Partnership, as amended, the “Partnership Agreement”.

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

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company include the consolidated financial position and results of operations of the Company, the Operating Partnership, the Finance Partnership, Kilroy Services, LLC (“KSLLC”), 303 Second LLC, 100 First LLC, Redwood LLC and all of our wholly-owned and controlled subsidiaries. The consolidated financial statements of the Operating Partnership include the consolidated financial position and results of operations of the Operating Partnership, the Finance Partnership, KSLLC, 303 Second LLC, 100 First LLC, Redwood LLC and all of our wholly-owned and controlled subsidiaries. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

Effective January 1, 2017, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-18 (“ASU 2016-18”) which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The Company adopted ASU 2016-18 on a retrospective basis. Therefore, amounts generally described as restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Company’s consolidated statements of cash flows for the years ended December 31, 2017, 2016 and 2015. As a result of the adoption of ASU 2016-18, the change in restricted cash is no longer presented as a separate line item within cash flows from investing activities on the Company’s consolidated statements of cash flows since such balances are now included in total cash at both the beginning and end of the reporting period. As a result, for the year ended December 31, 2016, the Company had net cash used in investing activities of $579.4 million instead of net cash used in investing activities of $635.4 million as previously reported since the Company had an increase in restricted cash of $56.0 million during the year ended December 31, 2016 primarily due to $48.4 million of restricted cash that was held at qualified intermediaries to facilitate potential future Section1031 Exchanges. For the year ended December 31, 2015, the Company had net cash used in investing activities of $337.2 million instead of net cash used in investing activities of $262.8 million as previously reported since the Company had a decrease in restricted cash of $65.2 million during the year ended December 31, 2015 primarily due

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

to the release of $59.2 million of cash proceeds related to the completion of Section 1031 Exchanges in January 2015. In addition, expenditures for acquisitions of development properties and undeveloped land during the year ended December 31, 2015 increased by $9.2 million as a result of our adoption of ASU 2016-18 due to holdback funds released from escrow relating to previous year acquisitions.

Also effective January 1, 2017, the Company adopted FASB ASU No. 2017-01 (“ASU 2017-01”) which clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework provides a screen for determining whether an integrated set of assets is a business combination or an asset acquisition and clarifies that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar assets, the set of assets and activities is deemed not to meet the definition of a business. As a result of our adoption of the guidance, which we adopted on a prospective basis, the Company expects that most of our future acquisitions of operating properties and development properties that were previously accounted for as business combinations will instead be accounted for as asset acquisitions under the new guidance. In addition, we expect that most of the transaction costs associated with these future acquisitions will be capitalized as part of the purchase price of the acquisition instead of being expensed as incurred to acquisition-related expenses. The Company did not have any acquisitions of operating properties during the year ended December 31, 2017.

In addition, effective January 1, 2017, the Company adopted FASB ASU No. 2016-09 (“ASU 2016-09”) which simplified several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The adoption of this guidance did not have an impact on our consolidated financial statements or notes to our consolidated financial statements.

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
Under this guidance, effective January 1, 2016, the Operating Partnership was determined to be a VIE of the Company as the Operating Partnership is a limited partnership in which the common limited partners do not have substantive kick-out rights or participating rights. However, given that the Company was deemed to be the primary beneficiary of the Operating Partnership because the Company has the ability to control the activities that most significantly impact the Operating Partnership’s economic performance, the adoption of this new guidance and the conclusion that the Operating Partnership was a VIE did not have any impact on our consolidated financial statements since the conclusion to consolidate the Operating Partnership still applied. The Operating Partnership was the only new VIE identified as part of the adoption of the guidance as of January 1, 2016.
At December 31, 2017 the consolidated financial statements of the Company included two VIEs in addition to the Operating Partnership: 100 First LLC and 303 Second LLC. At December 31, 2017, the Company and the Operating Partnership were determined to be the primary beneficiaries of these two VIEs since we had the ability to control the activities that most significantly impact each of the VIEs’ economic performance. As of December 31, 2017, the two VIEs’ total assets, liabilities and noncontrolling interests included on our consolidated balance sheet were approximately $426.5 million (of which $382.1 million related to real estate held for investment), approximately $27.3 million and approximately $175.4 million, respectively. Revenues, income and net assets generated by 100 First LLC and 303 Second LLC may only be used to settle their contractual obligations, which primarily consist of operating expenses, capital expenditures and required distributions.

At December 31, 2016, the consolidated financial statements of the Company included three VIEs in addition to the Operating Partnership: 100 First LLC, 303 Second LLC and entity established during the fourth quarter of 2016 to facilitate a transaction intended to qualify as a like-kind exchange pursuant to Section 1031 of the Code (“Section 1031 Exchange”). In January 2017, the Section 1031 Exchange was successfully completed and the entity established for the 1031 Exchange was no longer a VIE. At December 31, 2016, the impact of consolidating the VIEs increased the

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Company’s total assets, liabilities and noncontrolling interests on our consolidated balance sheet by approximately $654.3 million (of which $588.6 million related to real estate held for investment on our consolidated balance sheet), approximately $166.1 million and approximately $124.3 million, respectively. The consolidated financial statements of the Operating Partnership included the same three VIEs at December 31, 2016.

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

Entities in which the equity investors do not have sufficient equity at risk to finance their endeavors without additional financial support or the holders of the equity investment at risk do not have a controlling financial interest are VIEs. We evaluate whether an entity is a VIE and whether we are the primary beneficiary. We are deemed to be the primary beneficiary of a VIE when we have the power to direct the activities of the VIE that most significantly impact the VIEs’ economic performance and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.

If the requirements for consolidation are not met, the Company would account for investments under the equity method of accounting if we have the ability to exercise significant influence over the entity. Equity method investments would be initially recorded at cost and subsequently adjusted for our share of net income or loss and cash contributions and distributions each period. The Company did not have any equity method investments at December 31, 2017 or December 31, 2016.

Significant Accounting Policies

Acquisitions

Subsequent to our adoption of ASU No. 2017-01 on January 1, 2017, which was adopted on a prospective basis, acquisitions of operating properties and development and redevelopment opportunities generally no longer meet the definition of a business and are accounted for as asset acquisitions. For these asset acquisitions, we record the acquired tangible and intangible assets and assumed liabilities based on each asset’s and liability’s relative fair value at the acquisition date of the total purchase price plus any capitalized acquisition costs. We record the acquired tangible and intangible assets and assumed liabilities of acquisitions of operating properties and development and redevelopment opportunities that meet the accounting criteria to be accounted for as business combinations at fair value at the acquisition date.

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

Subsequent to our adoption of “ASU 2017-01” on January 1, 2017, transaction costs associated with our acquisitions are capitalized as part of the purchase price of the acquisition. Prior to our adoption of “ASU 2017-01,” costs associated with all operating property acquisitions and those development and redevelopment acquisitions that met the criteria to be accounted for as business combinations were expensed as incurred and costs associated with development acquisitions accounted for as asset acquisitions were capitalized as part of the cost of the asset.

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

Cost Capitalization

All costs clearly associated with the development, redevelopment and construction of a property are capitalized as project costs, including internal compensation costs. In addition, the following costs are capitalized as project costs during periods in which activities necessary to prepare development and redevelopment properties for their intended use are in progress: pre-construction costs essential to the development of the property, interest, real estate taxes and insurance.

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

Depreciation and Amortization of Buildings and Improvements

The costs of buildings and improvements and tenant improvements are depreciated using the straight-line method of accounting over the estimated useful lives set forth in the table below. Depreciation expense for buildings and improvements for the three years ended December 31, 2017, 2016, and 2015 was $190.5 million, $172.0 million, and $159.5 million, respectively.

Asset Description	Depreciable Lives
Buildings and improvements	25 – 40 years
Tenant improvements	1 – 20 years (1)
________________________

(1)	Tenant improvements are amortized over the shorter of the lease term or the estimated useful life.

Real Estate Assets Held for Sale, Dispositions and Discontinued Operations

A real estate asset is classified as held for sale when certain criteria are met, including but not limited to the availability of the asset for immediate sale, the existence of an active program to locate a buyer and the probable sale or transfer of the asset within one year. If such criteria are met, we present the applicable assets and liabilities related to the real estate asset held for sale, if material, separately on the balance sheet and we would cease to record depreciation and amortization expense. Real estate assets held for sale are reported at the lower of their carrying value or their estimated fair value less the estimated costs to sell. As of December 31, 2017, we did not have any properties classified as held for sale. As of December 31, 2016, we classified one operating property located in San Diego, California as held for sale.

Effective January 1, 2015, the Company adopted FASB ASU No. 2014-08 (“ASU 2014-08”), which changed the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the guidance, only property disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, such as a major line of business, a major geographical area or a major equity investment, are required to be presented as discontinued operations. If we were to determine that the property disposition represents a strategic shift, the revenues, expenses and net gain (loss) on dispositions of the property would be recorded in discontinued operations for all periods presented through the date of the applicable disposition. The Company adopted and applied the new guidance on a prospective basis as required by ASU 2014-08. In accordance with this guidance, the operations of eleven, six and ten properties sold during the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively, are presented in continuing operations as they did not represent a strategic shift in the Company’s operations and financial results.

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

Minimum annual rental revenues are recognized in rental revenues on a straight-line basis over the non-cancellable term of the related lease. Rental revenue recognition commences when the tenant takes possession or controls the physical use of the leased space. In order for the tenant to take possession, the leased space must be substantially complete and ready for its intended use. In order to determine whether the leased space is substantially ready for its intended use, we begin by determining whether the Company or the tenant owns the tenant improvements. When we conclude that the Company is the owner of tenant improvements, rental revenue recognition begins when the tenant takes possession of the finished space, which is generally when Company owned tenant improvements are substantially complete. In certain instances, when we conclude that the Company is not the owner (the tenant is the owner) of tenant improvements, rental revenue recognition begins when the tenant takes possession of or controls the space.

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

Other Property Income

Other property income primarily includes amounts recorded in connection with lease terminations, tenant bankruptcy settlement payments, broken deal income and property damage settlement related payments. Lease termination fees are amortized over the remaining lease term, if applicable. If there is no remaining lease term, they are recognized when received and realized. Other property income also includes miscellaneous income from tenants, such as fees related to the restoration of leased premises to their original condition and fees for late rental payments.

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

Restricted Cash

Restricted cash consists of cash proceeds from dispositions that are temporarily held at qualified intermediaries for purposes of facilitating potential Section 1031 Exchanges and cash held in escrow related to acquisition and disposition holdbacks. Restricted cash also includes cash held as collateral to provide credit enhancement for the Operating Partnership’s mortgage debt, including cash reserves for capital expenditures, tenant improvements and property taxes. As of December 31, 2017, we did not have any restricted cash held at qualified intermediaries for the purpose of facilitating Section 1031 Exchanges. As of December 31, 2016, we had $48.4 million restricted cash held at qualified intermediaries for the purpose of facilitating Section 1031 Exchanges. In January 2017, the Section 1031 Exchange was completed and the cash was released from the qualified intermediary.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Preferred Stock on the Company’s Consolidated Balance Sheets

Preferred stock of the Company as of December 31, 2016 represented the then publicly issued and outstanding 4,000,000 6.875% Series G Cumulative Redeemable Preferred Stock (“Series G Preferred Stock”) and the 4,000,000 6.375% Series H Cumulative Redeemable Preferred Stock (“Series H Preferred Stock”). As of December 31, 2016, the Series G and Series H Preferred Stock were presented in the permanent equity section of the Company’s consolidated balance sheets given that the Series G and Series H Preferred Units could only be redeemed at our option. The Company redeemed all 4,000,000 shares of the Series G Preferred Stock and all 4,000,000 shares of the Series H Preferred Stock on March 30, 2017 and August 15, 2017, respectively (see Note 13 “Stockholders’ Equity of the Company”).

Preferred Partnership Interests on the Operating Partnership’s Consolidated Balance Sheets

Preferred partnership interests of the Operating Partnership as of December 31, 2016 represented the then issued and outstanding 4,000,000 6.875% Series G Cumulative Redeemable Preferred Units (“Series G Preferred Units”) and the 4,000,000 6.375% Series H Cumulative Redeemable Preferred Units (“Series H Preferred Units”). As of December 31, 2016, the Series G and Series H Preferred Units were presented in the permanent equity section of the Operating Partnership’s consolidated balance sheets given that the Series G and Series H Preferred Units could only be redeemed at our option. The Company was the holder of both the Series G and Series H Preferred Units and for each Series G and Series H Preferred Unit the Company had an equivalent number of shares of the Company’s 6.875% Series G Cumulative Redeemable Preferred Stock (“Series G Preferred Stock”) and shares of the Company’s 6.375% Series H Cumulative Redeemable Preferred Stock (“Series H Preferred Stock”) publicly issued and outstanding. The Company redeemed all 4,000,000 shares of the Series G Preferred Stock and all 4,000,000 shares of the Series H Preferred Stock on March 30, 2017 and August 15, 2017, respectively, resulting in the Operating Partnership redeeming the Series G and Series H Preferred Units on the same dates (see Note 14 “Preferred and Common Units of the Operating Partnership”).

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

Noncontrolling Interests on the Operating Partnership’s Consolidated Financial Statements

Noncontrolling interests in the Operating Partnership’s consolidated financial statements include the noncontrolling interest in property partnerships (see Note 12 “Noncontrolling Interests on the Operating Partnership’s Consolidated Financial Statements”) and the Company’s 1.0% general partnership interest in the Finance Partnership. The 1.0% general partnership interest in the Finance Partnership noncontrolling interest is presented in the permanent equity section of the Operating Partnership’s consolidated balance sheets given that these interests are not convertible or redeemable into any other ownership interest of the Company or the Operating Partnership.

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

The Company records preferred stock issuance costs as a non-cash preferred equity distribution at the time we notify the holders of preferred stock or units of our intent to redeem such shares or units. Refer to Notes 13 “Stockholders’ Equity of the Company” and 14 “Partners’ Capital of the Operating Partnership” for details related to the redemption of the Series G and Series H Preferred Stock.

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

Share-based Incentive Compensation Accounting

Compensation cost for all share-based awards, including options, requires measurement at estimated fair value on the grant date. Compensation cost is recognized on a straight-line basis over the service vesting period, which represents the requisite service period. The grant date fair value of market measure-based share-based compensation plans are calculated using a Monte Carlo simulation pricing model. The grant date fair value of stock option grants is calculated using the Black-Scholes valuation model. Equity awards settled in cash are valued at the fair value of our common stock on the period end date through the settlement date. Equity awards settled in cash are remeasured at each reporting period and are recognized as a liability in the consolidated balance sheet during the vesting period until settlement. Forfeitures of all share-based awards are recognized when they occur as forfeitures generally are not common or expected and have not historically been significant.

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

For share-based awards with performance-based measures, the total estimated compensation cost is based on our most recent estimate of the probable achievement of the pre-established specific corporate performance measures. These estimates are based on our latest internal forecasts for each performance measure. For share-based awards with market measures, the total estimated compensation cost is based on the fair value of the award at the grant date. For share-based awards with performance-based measures and market measures, the total estimated compensation cost is based on the fair value per share at the grant date multiplied by our most recent estimate of the number of shares to be earned based on the probable achievement of the pre-established corporate performance measures based on our latest internal forecasts.

In accordance with the provisions of our share-based incentive compensation plan, we accept the return of shares of Company common stock, at the current quoted market price, from employees to satisfy minimum statutory tax-withholding requirements related to shares that vested during the period.

For share-based awards granted by the Company, the Operating Partnership issues a number of common units equal to the number of shares of common stock ultimately granted by the Company in respect of such awards.

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

Fair Value Measurements

The fair values of our financial assets and liabilities are disclosed in Note 19, “Fair Value Measurements and Disclosures,” to our consolidated financial statements. The only financial assets recorded at fair value on a recurring basis in our consolidated financial statements are our marketable securities. We elected not to apply the fair value option for any of our eligible financial instruments or other items.

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

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code. To qualify as a REIT, we must distribute annually at least 90% of our adjusted taxable income, as defined in the Code, to our stockholders and satisfy certain other organizational and operating requirements. We generally will not be subject to federal income taxes if we distribute 100% of our taxable income for each year to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and we may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and to federal income taxes and excise taxes on our undistributed taxable income. We believe that we have met all of the REIT distribution and technical requirements for the years ended December 31, 2017, 2016 and 2015, and we were not subject to any federal income taxes (see Note 24 “Tax Treatment of Distributions” for additional information). We intend to continue to adhere to these requirements and maintain the Company’s REIT status. Accordingly, no provision for income taxes has been made in the accompanying financial statements.

In addition, any taxable income from our taxable REIT subsidiary, which was formed in 2002, is subject to federal, state, and local income taxes. For the years ended December 31, 2017, 2016 and 2015 the taxable REIT subsidiary had de minimis taxable income.

Uncertain Tax Positions

We include favorable tax positions in the calculation of tax liabilities if it is more likely than not that our adopted tax position will prevail if challenged by tax authorities.

We evaluated the potential impact of identified uncertain tax positions for all tax years still subject to audit under state and federal income tax law and concluded that we did not have any unrecognized tax benefits or any additional tax liabilities as of December 31, 2017 or 2016. As of December 31, 2017, the years still subject to audit are 2013 through 2017 under the California state income tax law and 2014 through 2017 under the federal income tax law.

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

Segments

We currently operate in one operating segment, our office properties segment.

Concentration of Credit Risk

All of our properties and development and redevelopment projects are owned and all of our business is currently conducted in the state of California with the exception of the ownership and operation of twelve office properties and one development project under construction located in the state of Washington. The ability of tenants to honor the terms of their leases is dependent upon the economic, regulatory, and social factors affecting the communities in which our tenants operate.

As of December 31, 2017, our 15 largest tenants represented approximately 40.3% of total annualized base rental revenues, of which 5.0% was attributable to our largest tenant.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We have deposited cash with financial institutions that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. As of December 31, 2017 and 2016, we had cash accounts in excess of FDIC insured limits.

Accounting Standards Issued But Not Yet Effective at December 31, 2017

Accounting Pronouncements Adopted January 1, 2018

Revenue From Contracts with Customers

Effective January 1, 2018, we adopted FASB ASU No. 2014-09 “Revenue From Contracts with Customers (Topic 606)” (“ASU 2014-09”) and the related FASB ASU Nos. 2016-12 and 2016-20, which provide practical expedients, technical corrections, and improvements for certain aspects of ASU 2014-09, on a modified retrospective basis. ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue from contracts with customers and supersedes most of the existing revenue recognition guidance.
In connection with our long term project on this standard, we evaluated each of the Company’s revenue streams to determine the sources of revenue that are impacted by ASU 2014-09 and concluded that only sales of real estate and certain of our multi-tenant parking arrangements fall under the scope of Topic 606. Specifically, we evaluated the impact of the guidance on timing of gain recognition for dispositions and concluded there was no impact to our consolidated financial statements given the simplicity of the Company’s historical disposition transactions and no pending sales of real estate as of December 31, 2017. In addition, we also evaluated the impact of the guidance on the timing and pattern of revenue recognition for certain of our multi-tenant parking arrangements that fall under the scope of Topic 606 and determined there was no change in the timing or pattern of revenue recognition for such arrangements as compared to current accounting practice. Therefore we have concluded that adoption of the new revenue recognition guidance did not have an impact on our consolidated financial statements or notes to our consolidated financial statements.
Other Pronouncements Adopted January 1, 2018
Effective January 1, 2018 we adopted FASB ASU No. 2017-09 “Compensation - Stock Compensation (Topic 718)” on a prospective basis. Under the guidance, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions, and classification as an equity or liability instrument remain the same immediately before and after the change. The adoption of this guidance did not have an impact on our consolidated financial statements or notes to our consolidated financial statements.

Effective January 1, 2018 we adopted FASB ASU No. 2017-05 “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20)” (“ASU 2017-05”) on a retrospective basis. This standard clarifies the scope of the original guidance within Subtopic 610-20 “Gains and Losses from the Derecognition of Nonfinancial Assets” that was issued in connection with ASU 2014-09 “Revenue From Contracts with Customers” which provided guidance for recognizing gains and losses from the transfer of nonfinancial assets in transactions with noncustomers. Additionally, ASU 2017-05 adds guidance pertaining to the partial sales of real estate and clarifies that nonfinancial assets within the scope of Accounting Standards Codification Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. The adoption of this guidance did not have an impact on our consolidated financial statements or notes to our consolidated financial statements.

Effective January 1, 2018 we adopted FASB ASU No. 2016-15 (“ASU 2016-15”) which provides guidance where there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows, on a retrospective basis. The adoption of this guidance did not have an impact on our consolidated financial statements or notes to our consolidated financial statements.
Effective January 1, 2018 we adopted FASB ASU No. 2016-01 (“ASU 2016-01”) which amends the accounting guidance on the classification and measurement of financial instruments. The standard requires that all investments in equity securities, including other ownership interests, are reported at fair value with changes in fair value reported in net income. This requirement does not apply to investments that qualify for equity method accounting or to those that

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

result in consolidation of the investee or for which the entity has elected the predictability exception to fair value measurement. Additionally, the standard requires that the portion of the total fair value change caused by a change in instrument-specific credit risk for financial liabilities for which the fair value option has been elected would be recognized in other comprehensive income. Any accumulated amount remaining in other comprehensive income is reclassified to earnings when the liability is extinguished. The adoption of this guidance did not have an impact on our consolidated financial statements or notes to our consolidated financial statements since our only financial assets are the marketable securities related to our deferred compensation plan which are recorded as trading securities which are reported at fair value and marked to market through earnings each reporting period.
Accounting Pronouncements Effective January 1, 2019

Leases

On February 25, 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842)” (“ASU 2016-02”) to amend the accounting guidance for leases. The accounting applied by a lessor is largely unchanged under ASU 2016-02. However, the standard requires lessees to recognize lease assets and lease liabilities for leases classified as operating leases on the balance sheet. Lessees will recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it will recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and early adoption is permitted.
In January 2018, the FASB released an exposure draft to ASU No. 2016-02 that if issued in its current form would (1) simplify transition requirements for both lessees and lessors by adding an option that would permit an organization to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented in its financial statements and, (2) provide a practical expedient for lessors that would permit lessors to not be required to separate nonlease components from the associated lease components if certain conditions are met.
We continue to have an active project team, led by senior accounting management, that is proactively working to analyze and evaluate the impact of the guidance and the proposed exposure draft on our consolidated financial statements. For leases where we are the lessor, we currently believe that we would be able to elect the practical expedient proposed in the exposure draft and would not be required to separately bifurcate and report common area maintenance revenue for operating leases on our consolidated statements of operations. We also currently believe that such leases would be accounted for in a similar method to existing standards with the underlying leased asset being reported and recognized as a real estate asset.
ASU 2016-02 also specifies that upon adoption, lessors will no longer be able to capitalize and amortize certain leasing related costs and instead will only be permitted to capitalize and amortize incremental direct leasing costs. As a result, we have concluded that upon the adoption of the standard, we will be required to expense as incurred certain leasing costs we are currently able to capitalize and amortize as deferred leasing costs under existing guidance. We are currently in the process of analyzing the impact of this change in the guidance and we currently believe this change will have a material impact to the Company’s consolidated financial statements and results of operations upon adoption of the standard.
For leases where we are the lessee, specifically for our ground leases, we currently believe that the adoption of the standard will significantly change the accounting on our consolidated balance sheets since both existing ground leases and any future ground leases will be required to be recorded on the Company’s consolidated balance sheets as an obligation of the Company. We currently believe that existing ground leases executed before the January 1, 2019 adoption date will continue to be accounted for as operating leases and will not have a material impact on our recognition of ground lease expense or our results of operations. However, we believe that we will be required to recognize a right of use asset and a lease liability on our consolidated balance sheets equal to the present value of the minimum lease payments required in accordance with each ground lease. As of December 31, 2017, our future undiscounted minimum rental payments under these leases totaled $251.4 million, with several of the leases containing provisions for rental payments to fluctuate based on fair market value and operating income measurements with expirations through 2093. In addition, we currently believe that for new ground leases entered into after the adoption date of the new standard, such leases could be required to be accounted for as a financing type lease, resulting in ground lease expense recorded

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

using the effective interest method instead of on a straight-line basis over the term of the lease. This could have a significant impact on our results of operations if we enter into material new ground leases after the date of adoption since ground lease expense calculated using the effective interest method results in an increased amount of ground lease expense in the earlier years of a ground lease as compared to the current straight-line method.
We currently expect to adopt ASU 2016-02 using the practical expedients proposed in the standard and the proposed exposure draft if issued in final form.
Accounting Pronouncements Effective 2020 and Beyond

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

Operating Property Acquisitions

We did not acquire any operating properties during the year ended December 31, 2017. During the year ended December 31, 2016 we acquired the seven operating properties listed below in three transactions with unrelated third parties.

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

Development Project Acquisitions

On October 10, 2017, the Company completed the acquisition of a 1.2 acre development site located in the Little Italy neighborhood of downtown San Diego, California in three separate transactions from separate unrelated third parties for a total purchase price of $19.4 million and the assumption of $1.4 million of accrued liabilities.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the year ended December 31, 2016 we acquired an approximately 1.75 acre development site located at 610-620 Brannan Street in San Francisco, California from an unrelated third party. This land parcel is immediately adjacent to our Flower Mart project in the SOMA submarket of San Francisco. The acquisition was funded through $31.0 million in cash and the issuance of 867,701 common units in the Operating Partnership valued at approximately $48.0 million (see Note 14). In addition, the Company paid $2.4 million in seller transaction costs and recorded $4.7 million in accrued liabilities in connection with this acquisition.

Acquisition Costs

During the years ended December 31, 2017, 2016, and 2015, we capitalized $4.6 million, $0.5 million, and $1.1 million, respectively, of acquisition costs. During the years ended December 31, 2016 and 2015, we expensed $1.9 million and $0.5 million of acquisition costs, respectively.

4.        Dispositions and Real Estate Assets Held for Sale

Operating Property Dispositions

The following table summarizes the operating properties sold during the years ended December 31, 2017, 2016 and 2015:

Location	Month of Disposition	Number of Buildings	Rentable Square Feet (unaudited)	Sales Price (in millions) (1)
2017 Dispositions
5717 Pacific Center Boulevard, San Diego, CA (2)	January	1	67,995	$12.1
Sorrento Mesa and Mission Valley Properties (3)	September	10	675,143	174.5
Total 2017 Dispositions		11	743,138	$186.6

2016 Dispositions
Torrey Santa Fe Properties (4)	January	4	465,812	$262.3
4930, 4939 & 4955 Directors Place, San Diego, CA (5)	July	2	136,908	49.0
Total 2016 Dispositions		6	602,720	$311.3

2015 Dispositions
15050 NE 36th Street, Redmond, WA	April	1	122,103	$51.2
San Diego Properties - Tranches 1 and 2 (6)	April/July	9	924,291	258.0
Total 2015 Dispositions		10	1,046,394	$309.2

__________________

(1)	Represents gross sales price before the impact of broker commissions and closing costs.

(2)	This property was classified as held for sale at December 31, 2016.

(3)
The Sorrento Mesa and Mission Valley Properties includes the following properties: 10390, 10394, 10398, 10421, 10445 and 10455 Pacific Center Court, 2355, 2365, 2375 and 2385 Northside Drive and Pacific Corporate Center - Lot 8, a 5.0 acre undeveloped land parcel. We recognized a gain on sale of land of $0.4 million related to the sale of Pacific Corporate Center - Lot 8 during the year ended December 31, 2017.

(4)	The Torrey Santa Fe Properties include the following properties: 7525, 7535, 7545 and 7555 Torrey Santa Fe. These properties were classified as held for sale at December 31, 2015.

(5)	Includes two operating properties totaling 136,908 rentable square feet and a 7.0 acre undeveloped land parcel.

(6)
The San Diego Properties - Tranche 1 includes the following properties: 10770 Wateridge Circle, 6200 and 6220 Greenwich Drive. The San Diego Properties - Tranche 2 includes the following properties: 6260, 6290, 6310, 6340, 6350 Sequence Drive and 4921 Directors Place.

The total gains on the sales of the properties sold during the years ended December 31, 2017, 2016 and 2015 were $39.5 million, $164.3 million and $110.0 million, respectively.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Operating Properties Held for Sale

We did not have any properties classified as held for sale as of December 31, 2017. As of December 31, 2016, the property listed below was classified as held for sale.

Properties	Submarket	Property Type	Number of Buildings	Rentable Square Feet (unaudited)
2016 Held for Sale
5717 Pacific Center Drive (1)	Sorrento Mesa	Office	1	67,995
__________________

(1)	In January 2017, the Company completed the sale of this property for a total sales price of $12.1 million as indicated on the table above.

The major classes of assets and liabilities of the property held for sale as of December 31, 2016 were as follows:

December 31, 2016
Real estate assets and other assets held for sale	(in thousands)
Land and improvements	$2,693
Buildings and improvements	10,500
Total real estate held for sale	13,193
Accumulated depreciation and amortization	(3,900)
Total real estate held for sale, net	9,293
Prepaid expenses and other assets, net	124
Real estate and other assets held for sale, net	$9,417

Liabilities of real estate assets held for sale
Accounts payable, accrued expenses and other liabilities	$56
Liabilities of real estate assets held for sale	$56

Land Dispositions

The following table summarizes the land dispositions completed during the years ended December 31, 2016 and 2015:

Properties	Submarket	Month of Disposition	Gross Site Acreage (unaudited)	Sales Price(1) (in millions)
2016 Land Dispositions
Carlsbad Oaks - Lot 7 (2)	Carlsbad	January	7.6	$4.5
Carlsbad Oaks - Lots 4 & 5	Carlsbad	June	11.2	6.0
Carlsbad Oaks - Lot 8	Carlsbad	June	13.2	8.9
Total 2016 Land Dispositions (3)(4)			32.0	$19.4

2015 Land Disposition
17150 Von Karman (4)	Irvine	January	8.5	$26.0
__________________

(1)	Represents gross sales price before the impact of commissions and closing costs.

(2)	This land parcel was classified as held for sale as of December 31, 2015.

(3)	In connection with these land dispositions, $2.3 million of secured debt was assumed by the buyers.

(4)	The 2016 land dispositions resulted in a net loss on sales of $0.3 million and the 2015 land disposition resulted in gain on sale of $17.3 million.

Restricted Cash Related to Dispositions

We did not have any restricted cash related to dispositions or Section 1031 Exchanges as of December 31, 2017. As of December 31, 2016 approximately $48.4 million of net proceeds related to the land and operating property dispositions during the year ended December 31, 2016 was temporarily held at a qualified intermediary, at our direction, for the purpose of facilitating Section 1031 Exchanges. During January 2017, the Section 1031 Exchange was successfully completed and the cash proceeds were released from the qualified intermediary.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.	Deferred Leasing Costs and Acquisition-related Intangible Assets and Liabilities, net

The following table summarizes our deferred leasing costs and acquisition-related intangible assets (acquired value of leasing costs, above-market operating leases, in-place leases and below-market ground lease obligation) and intangible liabilities (acquired value of below-market operating leases and above-market ground lease obligation) as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
	(in thousands)
Deferred Leasing Costs and Acquisition-related Intangible Assets, net:
Deferred leasing costs	$248,598	$239,958
Accumulated amortization	(101,917)	(89,633)
Deferred leasing costs, net	146,681	150,325
Above-market operating leases	4,199	10,304
Accumulated amortization	(3,068)	(6,933)
Above-market operating leases, net	1,131	3,371
In-place leases	82,097	94,813
Accumulated amortization	(46,625)	(40,593)
In-place leases, net	35,472	54,220
Below-market ground lease obligation	490	490
Accumulated amortization	(46)	(38)
Below-market ground lease obligation, net	444	452
Total deferred leasing costs and acquisition-related intangible assets, net	$183,728	$208,368
Acquisition-related Intangible Liabilities, net: (1)
Below-market operating leases	$65,440	$69,472
Accumulated amortization	(40,495)	(33,689)
Below-market operating leases, net	24,945	35,783
Above-market ground lease obligation	6,320	6,320
Accumulated amortization	(626)	(525)
Above-market ground lease obligation, net	5,694	5,795
Total acquisition-related intangible liabilities, net	$30,639	$41,578
_______________

(1)	Included in deferred revenue and acquisition-related intangible liabilities, net in the consolidated balance sheets.

The following table sets forth amortization related to deferred leasing costs and acquisition-related intangibles for the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Deferred leasing costs (1)	$31,675	$28,639	$27,866
Above-market operating leases (2)	2,240	1,509	2,532
In-place leases (1)	18,650	11,676	14,622
Below-market ground lease obligation (3)	8	8	8
Below-market operating leases (4)	(10,768)	(8,674)	(10,980)
Above-market ground lease obligation (5)	(101)	(101)	(101)
Total	$41,704	$33,057	$33,947
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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the estimated annual amortization expense related to deferred leasing costs and acquisition-related intangibles as of December 31, 2017 for future periods:

Year	Deferred Leasing Costs	Above-Market Operating Leases (1)	In-Place Leases	Below-Market Ground Lease Obligation (2)	Below-Market Operating Leases (3)	Above-Market Ground Lease Obligation (4)
	(in thousands)
2018	$30,033	$395	$13,286	$8	$(9,456)	$(101)
2019	25,501	207	8,850	8	(6,854)	(101)
2020	20,085	53	5,610	8	(3,942)	(101)
2021	16,048	53	2,508	8	(1,253)	(101)
2022	13,332	40	1,708	8	(790)	(101)
Thereafter	41,682	383	3,510	404	(2,650)	(5,189)
Total	$146,681	$1,131	$35,472	$444	$(24,945)	$(5,694)
_______________

(1)	Represents estimated annual amortization related to above-market operating leases. Amounts will be recorded as a decrease to rental income in the consolidated statements of operations.

(2)	Represents estimated annual amortization related to below-market ground lease obligations. Amounts will be recorded as an increase to ground lease expense in the consolidated statements of operations.

(3)	Represents estimated annual amortization related to below-market operating leases. Amounts will be recorded as an increase to rental income in the consolidated statements of operations.

(4)	Represents estimated annual amortization related to above-market ground lease obligations. Amounts will be recorded as a decrease to ground lease expense in the consolidated statements of operations.

6.	Receivables

Current Receivables, net

Current receivables, net is primarily comprised of contractual rents and other lease-related obligations due from tenants. The balance consisted of the following as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
	(in thousands)
Current receivables	$19,235	$15,172
Allowance for uncollectible tenant receivables	(2,309)	(1,712)
Current receivables, net	$16,926	$13,460

Deferred Rent Receivables, net

Deferred rent receivables, net consisted of the following as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
	(in thousands)
Deferred rent receivables	$249,629	$220,501
Allowance for deferred rent receivables	(3,238)	(1,524)
Deferred rent receivables, net	$246,391	$218,977

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.	Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net consisted of the following at December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
	(in thousands)
Furniture, fixtures and other long-lived assets, net	$39,686	$40,395
Notes receivable (1)	19,912	19,439
Prepaid expenses & acquisition deposits	55,108	10,774
Total Prepaid Expenses and Other Assets, Net	$114,706	$70,608
_______________

(1)	Our notes receivables are held by two unrelated third parties. Approximately $15.1 million of our notes receivable balance was secured by real estate as of December 31, 2017 and 2016.

8.    Secured and Unsecured Debt of the Company

In this Note 8, the “Company” refers solely to Kilroy Realty Corporation and not to any of our subsidiaries. The Company itself does not hold any indebtedness. All of our secured and unsecured debt is held directly by the Operating Partnership.

The Company generally guarantees all the Operating Partnership’s unsecured debt obligations including the unsecured revolving credit facility, the $150.0 million unsecured term loan facility and all of the unsecured senior notes. At December 31, 2017 and 2016, the Operating Partnership had $2.0 billion and $1.8 billion, respectively, outstanding in total, including unamortized discounts and deferred financing costs, under these unsecured debt obligations.

In addition, although the remaining $0.3 billion and $0.5 billion of the Operating Partnership’s debt as of December 31, 2017 and 2016, respectively, is secured and non-recourse to the Company, the Company provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments and environmental liabilities.

Debt Covenants and Restrictions

One of the covenants contained within the unsecured revolving credit facility and the unsecured term loan facility as discussed further below in Note 9 prohibits the Company from paying dividends during an event of default in excess of an amount which results in distributions to us in an amount sufficient to permit us to pay dividends to our stockholders that we reasonably believe are necessary to (a) maintain our qualification as a REIT for federal and state income tax purposes and (b) avoid the payment of federal or state income or excise tax.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.    Secured and Unsecured Debt of the Operating Partnership

Secured Debt

The following table sets forth the composition of our secured debt as of December 31, 2017 and 2016:

	Annual Stated Interest Rate (1)	GAAP Effective Rate (1)(2)	Maturity Date	December 31,
Type of Debt				2017	2016
				(in thousands)
Mortgage note payable	3.57%	3.57%	December 2026	$170,000	$170,000
Mortgage note payable (3)	4.48%	4.48%	July 2027	93,081	94,754
Mortgage note payable (3)(4)	6.05%	3.50%	June 2019	78,894	82,443
Mortgage note payable (3)(5)	4.27%	4.27%	February 2018	—	125,756
Mortgage note payable (6)	7.15%	7.15%	May 2017	—	1,215
Total secured debt				$341,975	$474,168
Unamortized Deferred Financing Costs				(1,175)	(1,396)
Total secured debt, net				$340,800	$472,772
______________

(1)	All interest rates presented are fixed-rate interest rates.

(2)	Represents the effective interest rate including the amortization of initial issuance discounts/premiums excluding the amortization of deferred financing costs.

(3)
The secured debt and the related properties that secure the debt are held in a special purpose entity and the properties are not available to satisfy the debts and other obligations of the Company or the Operating Partnership.

(4)	As of December 31, 2017 and 2016, the mortgage loan had unamortized debt premiums of $2.6 million and $4.4 million, respectively.

(5)
This mortgage note payable, held by a consolidated property partnership, was repaid in November 2017 at par. NBREM contributed $54.4 million to fund their proportionate share of the payoff. Refer to Note 11 “Noncontrolling Interests on Company’s Consolidated Financial Statements” for additional information.

(6)	This mortgage note payable was repaid in February 2017 at par.

The Operating Partnership’s secured debt was collateralized by operating properties with a combined net book value of approximately $338.2 million as of December 31, 2017.

Although our mortgage loans are secured and non-recourse to the Company and the Operating Partnership, the Company provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments and environmental liabilities.

As of December 31, 2017, all of the Operating Partnership’s secured loans contained restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt. The mortgage notes payable are secured by deeds of trust on certain of our properties and the assignment of certain rents and leases associated with those properties.

Unsecured Senior Notes

The following table summarizes the balance and significant terms of the registered unsecured senior notes issued by the Operating Partnership and outstanding, which are presented net of unamortized discounts of $6.3 million and $6.6 million, as of December 31, 2017 and 2016, respectively:

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

					Net Carrying Amount as of December 31,
	Issuance date	Maturity date	Stated coupon rate	Effective interest rate (1)	2017	2016
					(in thousands)
3.450% Unsecured Senior Notes (2)	December 2017	December 2024	3.450%	3.471%	$425,000	$—
Unamortized discount and deferred financing costs					(4,047)	—
Net carrying amount					$420,953	$—

3.450% Unsecured Senior Notes (3)	February 2017	February 2029	3.450%	3.450%	$75,000	$—
Unamortized discount and deferred financing costs					(475)	—
Net carrying amount					$74,525	$—

3.350% Unsecured Senior Notes (3)	February 2017	February 2027	3.350%	3.350%	$175,000	$—
Unamortized discount and deferred financing costs					(1,056)	—
Net carrying amount					$173,944	$—

4.375% Unsecured Senior Notes (4)	September 2015	October 2025	4.375%	4.444%	$400,000	$400,000
Unamortized discount and deferred financing costs					(4,292)	(4,846)
Net carrying amount					$395,708	$395,154

4.250% Unsecured Senior Notes (5)	July 2014	August 2029	4.250%	4.352%	$400,000	$400,000
Unamortized discount and deferred financing costs					(6,164)	(6,696)
Net carrying amount					$393,836	$393,304

3.800% Unsecured Senior Notes (6)	January 2013	January 2023	3.800%	3.804%	$300,000	$300,000
Unamortized discount and deferred financing costs					(1,382)	(1,656)
Net carrying amount					$298,618	$298,344

4.800% Unsecured Senior Notes (6)(7)	July 2011	July 2018	4.800%	4.827%	$—	$325,000
Unamortized discount and deferred financing costs					—	(767)
Net carrying amount					$—	$324,233

6.625% Unsecured Senior Notes (8)	May 2010	June 2020	6.625%	6.744%	$250,000	$250,000
Unamortized discount and deferred financing costs					(1,321)	(1,868)
Net carrying amount					$248,679	$248,132

Total Unsecured Senior Notes, Net					$2,006,263	$1,659,167

________________________

(1)	Represents the effective interest rate including the amortization of initial issuance discounts, excluding the amortization of deferred financing costs.

(2)	Interest on these notes is payable semi-annually in arrears on June 15th and December 15th of each year.

(3)	Interest on these notes is payable semi-annually in arrears on February 17th and August 17th of each year.

(4)	Interest on these notes is payable semi-annually in arrears on April 1st and October 1st of each year.

(5)	Interest on these notes is payable semi-annually in arrears on February 15th and August 15th of each year.

(6)	Interest on these notes is payable semi-annually in arrears on January 15th and July 15th of each year.

(7)
Certain common limited partners in the Operating Partnership that previously contributed their interests in the property at 6255 W. Sunset Blvd., Los Angeles, California to the Operating Partnership entered into an agreement with the Company. Pursuant to this agreement, such common limited partners will reimburse the Company for a portion of any amounts the Company may be required to pay pursuant to its guarantee of the Operating Partnership's 4.800% Senior Notes due 2018 or that the Company may otherwise become required to pay under applicable law with respect to such notes. These notes were redeemed by the Company in December 2017.

(8)	Interest on these notes is payable semi-annually in arrears on June 1st and December 1st of each year.

Unsecured Senior Notes - Registered Offerings

In December 2017, the Operating Partnership issued $425.0 million of aggregate principal amount of unsecured senior notes in a registered public offering, as shown on the table above. The outstanding balance of the unsecured senior notes is included in unsecured debt, net of initial issuance discount of $0.6 million, on our consolidated balance sheet. The unsecured senior notes, which are scheduled to mature on December 15, 2024, require semi-annual interest payments each June and December based on a stated annual interest rate of 3.450%. The Operating Partnership may redeem the notes at any time prior to September 15, 2024, either in whole or in part, subject to the payment of an early redemption premium.

In December 2017, we used a portion of the net proceeds from the issuance of our $425.0 million, 3.450% unsecured senior notes to early redeem, at our option, the $325.0 million aggregate principal amount of our outstanding 4.800%

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

unsecured senior notes that were scheduled to mature on July 15, 2018, as shown on the table above. In connection with our early redemption, we incurred a $5.3 million loss on early extinguishment of debt comprised of $5.0 million premium paid to the note holders at the redemption date and $0.3 million write-off of the unamortized discount and deferred financing costs.

Unsecured Senior Notes - Private Placement

On September 14, 2016, the Operating Partnership entered into a Note Purchase Agreement in a private placement (the “Note Purchase Agreement”), in connection with the issuance and sale of $175.0 million principal amount of the Operating Partnership’s 3.35% Senior Notes, Series A, due February 17, 2027 (the “Series A Notes”), and $75.0 million principal amount of the Operating Partnership’s 3.45% Senior Notes, Series B, due February 17, 2029 (the “Series B Notes” and, together with the Series A Notes, the “Series A and B Notes”), as shown on the table above. Under the delayed draw option of the Series A and B Notes, the Operating Partnership was required to issue $175.0 million principal amount of its Series A Notes and $75.0 million principal amount of its Series B Notes by February 17, 2017.

On February 17, 2017, the Operating Partnership issued the $175.0 million principal amount of its Series A Notes and the $75.0 million principal amount of its Series B Notes. The Series A Notes mature on February 17, 2027, and the Series B Notes mature on February 17, 2029, in each case unless earlier redeemed or prepaid pursuant to the terms of the Note Purchase Agreement. Interest on the Series A and B Notes is payable semi-annually in arrears on February 17 and August 17 of each year. As of December 31, 2017, there was $175.0 million and $75.0 million issued and outstanding aggregate principal amount of Series A and B Notes, respectively.

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

In connection with the issuance of the Series A and B Notes, the Company entered into a guaranty agreement whereby it guarantees the payment by the Operating Partnership of all amounts due with respect to the Series A and B Notes and the performance by the Operating Partnership of its obligations under the Note Purchase Agreement.

Unsecured Revolving Credit Facility and Term Loan Facility

In July 2017, the Operating Partnership amended and restated the terms of its unsecured revolving credit facility and unsecured term loan facility (together, the “Facility”). The amendment and restatement increased the size of the unsecured revolving credit facility from $600.0 million to $750.0 million, maintained the size of the unsecured term loan facility of $150.0 million, reduced the borrowing costs and extended the maturity date of the Facility to July 2022. The unsecured term loan facility features a 12-month delayed draw option (subject to a specified reduction in commitments unless 50% drawn within six months).

The following table summarizes the balance and terms of our unsecured revolving credit facility as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
	(in thousands)
Outstanding borrowings	$—	$—
Remaining borrowing capacity	750,000	600,000
Total borrowing capacity (1)	$750,000	$600,000
Interest rate (2)	2.56%	1.82%
Facility fee-annual rate (3)	0.200%
Maturity date	July 2022	July 2019
_______________

(1)
As of December 31, 2017, we may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $600.0 million under an accordion feature under the terms of the unsecured revolving credit facility and unsecured term

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

loan facility. As of December 31, 2016, we had the option to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $311.0 million under an accordion feature under the terms of the unsecured revolving credit facility and unsecured term loan facility.

(2)	Our unsecured revolving credit facility interest rate was calculated based on an annual rate of LIBOR plus 1.000% and LIBOR plus 1.050% as of December 31, 2017 and December 31, 2016, respectively.

(3)
Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of December 31, 2017 and 2016, $6.0 million and $3.3 million of unamortized deferred financing costs, respectively, which are included in prepaid expenses and other assets, net on our consolidated balance sheets, remained to be amortized through the respective maturity date of our unsecured revolving credit facility,

The Company intends to borrow under the unsecured revolving credit facility from time to time for general corporate purposes, to finance development and redevelopment expenditures, to fund potential acquisitions and to potentially repay long-term debt.

The following table summarizes the balance and terms of our unsecured term loan facility as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
	(in thousands)
Outstanding borrowings (1)	$—	$150,000
Remaining borrowing capacity	150,000	—
Total borrowing capacity (2)	$150,000	$150,000
Interest rate (3)	2.66%	1.85%
Undrawn facility fee-annual rate (4)	0.200%	—%
Maturity date	July 2022	July 2019
_______________

(1)
In July 2017, the unsecured term loan facility was paid down and the Facility was amended to include a 12-month delayed draw option (subject to a specified reduction in commitments unless 50% drawn within six months) on the unsecured term loan facility. The Company may draw on the unsecured term loan facility through July 2018, at which time the outstanding balance will become the balance of the unsecured term loan facility and no additional draws may be made. In January 2018, the Company borrowed $75.0 million under the unsecured term loan facility.

(2)
As of December 31, 2017 and December 31, 2016, $1.2 million and $0.7 million of unamortized deferred financing costs, respectively, remained to be amortized through the maturity date of our unsecured term loan facility.

(3)	Our unsecured term loan facility interest rate was calculated based on an annual rate of LIBOR plus 1.100% and LIBOR plus 1.150% as of December 31, 2017 and December 31, 2016, respectively.

(4)	In July 2017, the Facility was amended to include a facility fee on the remaining borrowing capacity of the unsecured term loan facility, which is paid on a monthly basis.

As of December 31, 2016 the Operating Partnership had a $39.0 million unsecured term loan outstanding with an annual interest rate of LIBOR plus 1.150% that was to mature in July 2019. Concurrently with the amendment of the Facility, the Operating Partnership repaid its $39.0 million unsecured term loan. As of December 31, 2016, there was $0.2 million of unamortized deferred financing costs on the unsecured term loan.

Debt Covenants and Restrictions

The unsecured revolving credit facility, the unsecured term loan facility, the unsecured senior notes, the Series A and B Notes and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a minimum fixed-charge coverage ratio, a minimum unsecured debt ratio and a minimum unencumbered asset pool debt service coverage ratio. Noncompliance with one or more of the covenants and restrictions could result in the full principal balance of the associated debt becoming immediately due and payable. We believe we were in compliance with all of our debt covenants as of December 31, 2017 and 2016.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Debt Maturities

The following table summarizes the stated debt maturities and scheduled amortization payments as of December 31, 2017:

Year	(in thousands)
2018	$3,584
2019	76,309
2020	255,137
2021	5,342
2022	5,554
Thereafter	2,018,469
Total aggregate principal value (1)	$2,364,395
________________________

(1)
Includes gross principal balance of outstanding debt before the effect of the following at December 31, 2017: $13.6 million of unamortized deferred financing costs for the unsecured senior notes and secured debt, $6.3 million of unamortized discounts for the unsecured senior notes and $2.6 million of unamortized premiums for the secured debt.

Capitalized Interest and Loan Fees

The following table sets forth gross interest expense, including debt discount/premium and deferred financing cost amortization, net of capitalized interest, for the years ended December 31, 2017, 2016 and 2015. The interest expense capitalized was recorded as a cost of development and increased the carrying value of undeveloped land and construction in progress.

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Gross interest expense	$112,577	$105,263	$109,647
Capitalized interest and deferred financing costs	(46,537)	(49,460)	(51,965)
Interest expense	$66,040	$55,803	$57,682

10.	Deferred Revenue and Acquisition Related Liabilities, net

Deferred revenue and acquisition-related liabilities, net consisted of the following at December 31, 2017 and 2016:

	December 31,
	2017	2016
	(in thousands)
Deferred revenue related to tenant-funded tenant improvements	$104,260	$99,489
Other deferred revenue	10,991	9,293
Acquisition-related intangible liabilities, net (1)	30,639	41,578
Total	$145,890	$150,360
________________________

(1)	See Note 5 “Deferred Leasing Costs and Acquisition-related Intangible Assets and Liabilities, net” for additional information regarding our acquisition-related intangible liabilities.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred Revenue Related to Tenant-funded Tenant Improvements

During the years ended December 31, 2017, 2016, and 2015, $16.8 million, $13.2 million and $13.3 million, respectively, of deferred revenue related to tenant-funded tenant improvements was amortized and recognized as rental income. The following is the estimated amortization of deferred revenue related to tenant-funded tenant improvements as of December 31, 2017 for the next five years and thereafter:

Year Ending	(in thousands)
2018	$16,644
2019	14,851
2020	14,062
2021	12,607
2022	11,458
Thereafter	34,638
Total	$104,260

11.    Noncontrolling Interests on the Company’s Consolidated Financial Statements

Common Units of the Operating Partnership

The Company owned a 97.9% and 97.5% common general partnership interest in the Operating Partnership as of December 31, 2017 and 2016, respectively. The remaining 2.1% and 2.5% common limited partnership interest as of December 31, 2017 and 2016, respectively, was owned by non-affiliated investors and certain of our executive officers and directors in the form of noncontrolling common units. There were 2,077,193 and 2,381,543 common units outstanding held by these investors, executive officers and directors as of December 31, 2017 and 2016, respectively. The decrease in the common units from December 31, 2016 to December 31, 2017 was attributable to 304,350 common unit redemptions.

The noncontrolling common units may be redeemed by unitholders for cash. Except under certain circumstances, we, at our option, may satisfy the cash redemption obligation with shares of the Company’s common stock on a one-for-one basis. If satisfied in cash, the value for each noncontrolling common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $0.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable redemption date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $154.5 million and $174.9 million as of December 31, 2017 and 2016, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each noncontrolling common unit in the event of our termination or liquidation. In the event of our termination or liquidation, it is expected in most cases that each common unit would be entitled to a liquidating distribution equal to the liquidating distribution payable in respect of each share of the Company’s common stock.

Noncontrolling Interest in Consolidated Property Partnerships

On August 30, 2016, the Operating Partnership entered into agreements with Norges Bank Real Estate Management (“NBREM”) whereby NBREM invested, through two REIT subsidiaries, in two existing companies that owned the Company’s 100 First Street and 303 Second Street office properties located in San Francisco, California. Based on a gross valuation of the two properties of approximately $1.2 billion, NBREM contributed a total of $452.9 million, for a 44% common equity interest in the companies, which was net of approximately $55.3 million of its proportionate share of the existing mortgage debt on 303 Second Street as of the transaction date. In November 2017, NBREM contributed $54.4 million to fund their proportionate share of the Company’s repayment of this mortgage debt.
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
The noncontrolling interests in 100 First LLC and 303 Second LLC as of December 31, 2017 and 2016 were $175.4 million and $124.3 million, respectively, which is recognized in noncontrolling interests in consolidated property partnerships on the Company’s consolidated balance sheets. The remaining amount of noncontrolling interests in consolidated property partnerships represents the third party equity interest in Redwood LLC. This noncontrolling interest was $6.2 million and $6.4 million as of December 31, 2017 and 2016, respectively.
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
In November 2017, the Company repaid the mortgage debt secured by the 303 Second Street office property. Prior to the repayment, NBREM contributed $54.4 million to fund their proportionate share of the repayment. Refer to Note 11 for additional information regarding these transactions.

13.	Stockholders’ Equity of the Company

Preferred Stock

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

In connection with the redemption of the Series G and Series H Preferred Stock, during the year ended December 31, 2017 we recorded non-cash charges of $7.6 million as a reduction to net income available to common stockholders for the original issuance costs of the Series H and Series G Preferred Stock.

Common Stock

Common Stock Issuances

In January 2017, the Company completed an underwritten public offering of 4,427,500 shares of its common stock. The net offering proceeds, after deducting underwriting discounts and offering expenses, were approximately $308.8 million. We used a portion of the proceeds to partially fund our $1.90 per share of special dividends declared by our Board of Directors in December 2016 and used the remaining proceeds for general corporate uses, to fund development expenditures and to repay outstanding indebtedness.

In July 2015, the Company completed the sale and issuance of 3,733,766 shares of its common stock at a price of $66.19 per share for aggregate gross proceeds of $249.8 million and aggregate net proceeds after offering costs of $249.6 million through a registered direct placement with an institutional investor.

At-The-Market Stock Offering Program

Under our current at-the-market stock offering program, which commenced in December 2014, we may offer and sell shares of our common stock having an aggregate gross sales price of up to $300.0 million from time to time in “at-the-market” offerings. Since commencement of the program through December 31, 2017, we have sold 2,694,242 shares of common stock having an aggregate gross sales price of $200.1 million. As of December 31, 2017, shares of common stock having an aggregate gross sales price of up to $99.9 million remain available to be sold under this program. Actual future sales will depend upon a variety of factors, including but not limited to market conditions, the trading price of the Company’s common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

The following table sets forth information regarding sales of our common stock under our at-the-market offering programs for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(in millions, except share data)
Shares of common stock sold during the period	235,077	451,398	1,866,267
Aggregate gross proceeds	$17.7	$32.3	$140.1
Aggregate net proceeds after selling commissions	$17.5	$31.9	$138.2

The proceeds from sales were used to fund acquisitions, development expenditures and general corporate purposes including repayment of borrowings under the unsecured revolving credit facility.

Common Stock Repurchases

On February 23, 2016, the Company’s Board of Directors approved a 4,000,000 share increase to the Company’s existing share repurchase program bringing the total current repurchase authorization to 4,988,025 shares. The Company did not repurchase shares of common stock under this program during the years ended December 31, 2017 or December 31, 2015. In March 2016, the Company repurchased 52,199 shares of common stock at a weighted average price of $55.45 per share of common stock for $2.9 million. As of December 31, 2017, 4,935,826 shares remain eligible for repurchase under the Company’s share repurchase program.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accrued Dividends and Distributions

The following tables summarize accrued dividends and distributions for the noted outstanding shares of common stock, preferred stock, and noncontrolling units as of December 31, 2017 and 2016:

	December 31,
	2017	2016 (1)
	(in thousands)
Dividends and Distributions payable to:
Common stockholders	$41,914	$212,074
Noncontrolling common unitholders of the Operating Partnership	883	5,418
RSU holders (2)	651	3,158
Total accrued dividends and distribution to common stockholders and noncontrolling unitholders	43,448	220,650
Preferred stockholders (3)	—	1,656
Total accrued dividends and distributions	$43,448	$222,306
______________________

(1)
Dividends and distributions payable to common stockholders, noncontrolling common unitholders of the Operating Partnership and RSU holders in 2016 include a special cash dividend of $1.90 per share that was declared by the Company’s Board of Directors on December 13, 2016. On January 13, 2017, the Company paid $184.3 million of special cash dividends to stockholders of record on December 30, 2016. This special dividend payment was in addition to the $36.4 million of regular dividends also paid on January 13, 2017 to common stockholders, unitholders and RSU holders of record on December 30, 2016.

(2)	The amount includes the value of the dividend equivalents that will be paid with additional RSUs (see Note 15 “Share-Based Compensation” for additional information).

(3)	The Series G and Series H Preferred stock were redeemed in March 2017 and August 2017, respectively, and the Company did not have any preferred stock outstanding as of December 31, 2017.

	December 31,
	2017	2016
Outstanding Shares and Units:
Common stock (1)	98,620,333	93,219,439
Noncontrolling common units	2,077,193	2,381,543
RSUs (2)	1,488,724	1,395,189
Series G Preferred stock (3)	—	4,000,000
Series H Preferred stock (3)	—	4,000,000
______________________

(1)	The amount includes nonvested shares.

(2)
The amount includes nonvested RSUs. Does not include 665,110 and 659,051 market measure-based RSUs because not all the necessary performance conditions have been met as of December 31, 2017 and 2016, respectively. Refer to Note 15 “Share-Based Compensation” for additional information.

(3)	The Series G and Series H Preferred stock were redeemed in March 2017 and August 2017, respectively.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.	Partners' Capital of the Operating Partnership

Preferred Units

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

In connection with the redemption of the Series G and Series H Preferred Stock, during the year ended December 31, 2017 we recorded non-cash charges of $7.6 million as a reduction to net income available to common unitholders for the original issuance costs of the Series H and Series G Preferred Stock.

Common Units

Issuance of Common Units

In January 2017, the Company completed an underwritten public offering of 4,427,500 shares of its common stock (see Note 13 “Stockholders’ Equity of the Company”). The net offering proceeds of approximately $308.8 million were contributed by the Company to the Operating Partnership in exchange for 4,427,500 common units.

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

At-The-Market Stock Offering Program

During the years ended December 31, 2017, 2016 and 2015, the Company utilized its at-the-market stock offering programs to issue shares of common stock (see Note 13 “Stockholders’ Equity of the Company” for additional information). The net offering proceeds and property acquired using net offering proceeds were contributed by the Company to the Operating Partnership in exchange for common units for the years ended December 31, 2017, 2016 and 2015 are as follows:

	Year Ended December 31,
	2017	2016	2015
	(in millions, except share and per share data)
Shares of common stock contributed by the Company	235,077	451,398	1,866,267
Common units exchanged for shares of common stock by the Company	235,077	451,398	1,866,267
Aggregate gross proceeds	$17.7	$32.3	$140.1
Aggregate net proceeds after selling commissions	$17.5	$31.9	$138.2

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Common Units Outstanding

The following table sets forth the number of common units held by the Company and the number of common units held by non-affiliated investors and certain of our executive officers and directors in the form of noncontrolling common units as well as the ownership interest held on each respective date:

	December 31, 2017	December 31, 2016
Company owned common units in the Operating Partnership	98,620,333	93,219,439
Company owned general partnership interest	97.9%	97.5%
Noncontrolling common units of the Operating Partnership	2,077,193	2,381,543
Ownership interest of noncontrolling interest	2.1%	2.5%

For a further discussion of the noncontrolling common units during the years ended December 31, 2017 and 2016, refer to Note 11 “Noncontrolling Interests on the Company’s Consolidated Financial Statements.”

Accrued Distributions

The following tables summarize accrued distributions for the noted common and preferred units as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016 (1)
	(in thousands)
Distributions payable to:
General partner	$41,914	$212,074
Common limited partners	883	5,418
RSU holders (2)	651	3,158
Total accrued distributions to common unitholders	43,448	220,650
Preferred unitholders (3)	—	1,656
Total accrued distributions	$43,448	$222,306
______________________

(1)
Distributions payable to the general partner, noncontrolling common unitholders of the Operating Partnership and RSU holders in 2016 include a special cash dividend of $1.90 per share that was declared by the Company’s Board of Directors on December 13, 2016. On January 13, 2017, the Company paid $184.3 million of special cash dividends to unitholders of record on December 30, 2016. This special dividend payment was in addition to the $36.4 million of regular dividends also paid on January 13, 2017 to common stockholders, unitholders and RSU holders of record on December 30, 2016.

(2)	The amount includes the value of the dividend equivalents that will be paid with additional RSUs (see Note 15 “Share-Based Compensation” for additional information).

(3)	The Series G and Series H Preferred units were redeemed in March 2017 and August 2017, respectively, and the Company did not have any preferred stock outstanding at December 31, 2017.

	December 31, 2017	December 31, 2016
Outstanding Units:
Common units held by the general partner	98,620,333	93,219,439
Common units held by the limited partners	2,077,193	2,381,543
RSUs (1)	1,488,724	1,395,189
Series G Preferred units (2)	—	4,000,000
Series H Preferred units (2)	—	4,000,000
______________________

(1)
Does not include 665,110 and 659,051 market measure-based RSUs because not all the necessary performance conditions have been met as of December 31, 2017 and 2016, respectively. Refer to Note 15 “Share-Based Compensation” for additional information.

(2)	The Series G and Series H Preferred units were redeemed in March 2017 and August 2017, respectively.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.    Share-Based Compensation

Stockholder Approved Share-Based Incentive Compensation Plan

As of December 31, 2017, we maintained one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan, as amended (the “2006 Plan”). The Company has a currently effective registration statement registering 9.2 million shares of our common stock for possible issuance under our 2006 Incentive Award Plan. As of December 31, 2017, approximately 1.9 million shares were available for grant under the 2006 Plan. The calculation of shares available for grant is presented after taking into account a reserve for a sufficient number of shares to cover the vesting and payment of 2006 Plan awards that were outstanding on that date, including performance-based vesting awards at (i) levels actually achieved for the performance conditions (as defined below) for which the performance period has been completed and (ii) at target levels for the other performance and market conditions (as defined below) for awards still in a performance period.

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

Share-Based Compensation Programs

The Compensation Committee has historically awarded nonvested shares and RSUs under the share-based compensation programs described below. These share-based awards were valued based on the quoted closing share price of the Company’s common stock on the NYSE on the applicable grant date. The Compensation Committee grants annual long-term equity awards as an incentive for the year in which the awards are granted and subsequent years.

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

2017, 2016 and 2015 Share-Based Compensation Grants

In February 2017, the Compensation Committee of the Company’s Board of Directors awarded 229,976 RSUs to certain officers of the Company under the 2006 Plan, which included 130,956 RSUs (at the target level of performance) that are subject to time-based, market-measure based and performance-based vesting requirements (the “2017 Performance-Based RSUs”) and 99,020 RSUs that are subject to time-based vesting requirements (the “2017 Time-Based RSUs”). Additionally, during 2017, 43,081 RSUs were granted to the board of directors and certain members of management subject to time vesting requirements.

On January 28, 2016, the Compensation Committee of the Company’s Board of Directors awarded 294,821 RSUs to certain officers of the Company under the 2006 Plan, which included 168,077 RSUs (at the target level of performance) that are subject to time-based, market-measure based and performance-based vesting requirements (the “2016 Performance-Based RSUs”) and 126,744 RSUs that are subject to time-based vesting requirements (“2016 Time-Based RSUs”). Additionally, during 2016, 47,003 RSUs were granted to the board of directors and certain members of management subject to time vesting requirements.

On January 27, 2015, the Compensation Committee of the Company’s Board of Directors awarded 212,468 RSUs to certain officers of the Company under the 2006 Plan, which included 127,657 RSUs (at the target level of performance), that are subject to time-based, market-measure based and performance-based vesting requirements (the “2015 Performance-Based RSUs”) and 84,811 RSUs, that are subject to time-based vesting requirements (“2015 Time-Based RSUs”).

2017, 2016 and 2015 Performance-Based RSU Grants

The 2017 Performance-Based RSUs are scheduled to cliff vest at the end of a three-year period based upon the achievement of pre-defined FFO per share goals for the year ended December 31, 2017 (the “2017 FFO Performance Condition”) and also based upon either the average FAD per share growth or the Company’s average debt to EBITDA ratio (together, the “Other 2017 Performance Conditions”) or the relative total stockholder return versus a comparative group of companies that consist of companies in the SNL US REIT Office Index (the “2017 Market Condition”) for the three-year period ending December 31, 2019. The 2017 FFO Performance Condition was achieved at a weighted average of approximately 131% of target for the 2017 Performance-Based RSUs. The number of 2017 Performance-Based RSUs ultimately earned could fluctuate based upon the levels of achievement for the Other 2017 Performance Conditions and the 2017 Market Condition.

The 2016 Performance-Based RSUs are also scheduled to cliff vest at the end of a three-year service period based upon the achievement of pre-defined FFO per share goals for the year ended December 31, 2016 (the “2016 FFO Performance Condition”) and also upon the average annual relative total stockholder return versus a comparative group of companies that consist of companies in the SNL US REIT Office Index (the “2016 Market Condition”) for the three-year period ending December 31, 2018. The 2016 FFO Performance Condition was achieved at approximately 144% of target for the 2016 Performance-Based RSUs. The number of 2016 Performance-Based RSUs ultimately earned could fluctuate based upon the levels of achievement for the 2016 Market Condition.

The 2015 Performance-Based RSUs cliff vested at the end of the three-year service period based upon the achievement of pre-defined FFO per share goals for the year ended December 31, 2015 (the “2015 FFO Performance Condition”) and also upon the average annual relative total shareholder return versus a comparative group of companies that consist of companies in the SNL US REIT Office Index (the “2015 Market Condition”) for the three-year period ending December 31, 2017. Based upon the combined results of the final 2015 FFO Performance Condition and final 2015 Market Condition, the 2015 Performance-Based RSUs achieved 150% of their target level of performance.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2017, the estimated number of RSUs earned for the 2017 and 2016 Performance-Based RSUs and the actual number of RSUs earned for the 2015 Performance-Based RSUs was as follows:

	2017 Performance-Based RSUs	2016 Performance-Based RSUs	2015 Performance-Based RSUs
Service vesting period	February 24, 2017 - January, 2020	January 28, 2016 - January, 2019	January 27, 2015 - January, 2018
Target RSUs granted	130,956	168,077	127,657
Estimated RSUs earned (1)	170,994	241,438	185,510
Date of valuation	February 24, 2017	January 28, 2016	January 27, 2015
_______________

(1)
Estimated RSUs earned for the 2017 Performance-Based RSUs are based on the actual achievement of the 2017 FFO Performance Condition and assumes target level achievement of the 2017 Market Condition and Other Performance Conditions. Estimated RSUs earned for the 2016 Performance-Based RSUs are based on the actual achievement of the 2016 FFO Performance Condition and assumes target level achievement of the 2016 Market Condition. The 2015 Performance-Based RSUs earned are based on actual performance of the 2015 FFO Performance Condition and the 2015 Market Condition.

Each Performance-Based RSU represents the right to receive one share of our common stock in the future, subject to, and as modified by, the Company’s level of achievement of the applicable performance and market conditions. The fair values of the 2017 Performance-Based RSUs, 2016 Performance-Based RSUs and 2015 Performance-Based RSUs were $10.3 million at February 24, 2017, $9.6 million at January 28, 2016 and $10.1 million at January 27, 2015, respectively. The fair values for the awards with market conditions were calculated using a Monte Carlo simulation pricing model based on the assumptions in the table below. The determination of the fair value of the 2017, 2016 and 2015 Performance-Based RSUs takes into consideration the likelihood of achievement of the 2017, 2016 and 2015 Performance Conditions and the 2017, 2016 and 2015 Market Conditions, respectively, as discussed above. As of December 31, 2017, the number of 2017 Performance-Based RSUs estimated to be earned based on the Company's estimate of the performance conditions measured against the applicable goals was 170,994, and the compensation cost recorded to date for this program was based on that estimate. For the portion of the 2017 Performance-Based RSUs subject to the 2017 Market Condition, for the year ended December 31, 2017, we recorded compensation expense based upon the $80.89 fair value per share at February 24, 2017. Compensation expense will be variable for the portion of the 2017 Performance-Based RSUs subject to the Other 2017 Performance Conditions, based upon the outcome of those conditions. For the years ended December 31, 2017 and 2016, we recorded compensation expense for the 2016 Performance-Based RSUs based upon the $57.08 fair value per share at January 28, 2016 multiplied by the 241,438 RSUs, which is net of forfeitures, estimated to be earned at December 31, 2016. For the years ended December 31, 2017, 2016 and 2015, we recorded compensation expense for the 2015 Performance-Based RSUs based upon $78.55 fair value per share at January 27, 2015 multiplied by the 185,510 RSUs, which is net of forfeitures, estimated to be earned at December 31, 2015. Compensation expense for the Performance-Based RSUs is recorded on a straight-line basis over the respective three-year periods. The following table summarizes the assumptions utilized in the Monte Carlo simulation pricing models:

	2017 Award Fair Value Assumptions	2016 Award Fair Value Assumptions	2015 Award Fair Value Assumptions
Valuation date	February 24, 2017	January 28, 2016	January 27, 2015
Fair value per share on valuation date	$80.89	$57.08	$75.34
Expected share price volatility	21.00%	26.00%	20.00%
Risk-free interest rate	1.39%	1.13%	0.92%
Expected life	2.8 years	2.9 years	2.9 years

The computation of expected volatility was based on a blend of the historical volatility of our shares of common stock over approximately five years, as this is expected to be most consistent with future volatility and equates to a time period twice as long as the approximate two and a half year remaining performance period of the RSUs and implied volatility data based on the observed pricing of six month publicly-traded options on shares of our common stock. The risk-free interest rate was based on the yield curve on zero-coupon U.S. Treasury STRIP securities in effect at February 24, 2017, January 28, 2016 and January 27, 2015.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2017, 2016 and 2015 Time-Based RSU Grants

The 2017, 2016 and 2015 Time-Based RSUs (collectively, the “Time-Based RSUs”) are scheduled to vest in equal installments over the periods listed below. Compensation expense for the Time-Based RSUs will be recognized on a straight-line basis from the grant date through the continued service vesting periods. Each Time-Based RSU represents the right to receive one share of our common stock in the future, subject to continued employment through the applicable vesting date. The total fair value of the Time-Based RSUs is based on the Company's closing share price on the NYSE on the respective fair valuation dates as detailed in the table below:

	2017 Time-Based RSU Grant (1)	2016 Time-Based RSU Grant	2015 Time-Based RSU Grant
Service vesting period	February 2017 - January 5, 2020	January 28, 2016 - January 5, 2019	January 27, 2015 - January 5, 2018
Fair value on valuation date (in millions)	$7.5	$7.1	$6.4
Fair value per share	$73.30	$56.23	$75.34
Date of fair valuation	February 2017	January 28, 2016	January 27, 2015
_______________

(1)	The 2017 Time-Based RSUs consist of 41,119 RSUs granted on February 3, 2017 at a fair value per share of $73.30 and 57,901 RSUs granted on February 24, 2017 at a fair value per share of $77.16.

Summary of Performance and Market-Measure Based RSUs

A summary of our performance and market-measure based RSU activity from January 1, 2017 through December 31, 2017 is presented below:

	Nonvested RSUs		Vested RSUs	Total RSUs
	Amount	Weighted-Average Fair Value Per Share (1)
Outstanding at January 1, 2017	659,051	$64.95	—	659,051
Granted	170,994	78.97	—	170,994
Vested	(188,048)	64.93	188,048	—
Settled (2)			(136,191)	(136,191)
Issuance of dividend equivalents (3)	23,539	73.00	6,943	30,482
Forfeited	(426)	78.55	(3,128)	(3,554)
Outstanding as of December 31, 2017 (4)	665,110	$68.83	55,672	720,782
_______________

(1)
Represents the grant-date fair value for all awards, excluding the 2014 Performance-Based RSU Grant, which was re-measured upon stockholder approval of the amended 2006 Plan on May 22, 2014, as an insufficient number of shares were available to settle these RSUs upon initial grant on January 29, 2014.

(2)
Represents vested RSUs that were settled in shares of the Company’s common stock. Total shares settled include 72,938 shares that were tendered in accordance with the terms of the 2006 Plan to satisfy minimum statutory tax withholding requirements related to the RSUs settled. We accept the return of RSUs at the current quoted closing share price of the Company’s common stock to satisfy tax obligations.

(3)	Represents the issuance of dividend equivalents earned on the underlying RSUs. The dividend equivalents vest based on terms specified under the related RSU award agreement.

(4)
Outstanding RSUs as of December 31, 2017 represent the actual achievement of the FFO performance conditions and assumes target levels for the market and other performance conditions. The number of restricted stock units ultimately earned is subject to change based upon actual performance over the three-year vesting period. Dividend equivalents earned will vest along with the underlying award and are also subject to changes based on the number of RSUs ultimately earned for each underlying award.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of our performance and market-measure based RSU activity for years ended December 31, 2017, 2016 and 2015 is presented below:

	RSUs Granted		RSUs Vested
Years ended December 31,	Non-Vested RSUs Granted (1)	Weighted-Average Fair Value Per Share (2)	Vested RSUs	Total Vest-Date Fair Value (in thousands)
2017	170,994	$78.97	(194,991)	$14,270
2016	258,393	57.36	(36,914)	2,788
2015	191,483	79.25	—	—
_______________

(1)
Non-vested RSUs granted during the years ended December 31, 2017 and 2016 are based on the actual achievement of the FFO performance conditions and assumes target level achievement for the market and other performance conditions. Non-vested RSUs granted during the year ended December 31, 2015 are based on the final performance of both the 2015 FFO performance and market conditions, and are non-vested as of December 31, 2017 as they are subject to the Compensation Committee’s confirmation of final performance.

(2)
Represents the grant-date fair value for all awards, excluding the 2014 Performance-Based RSU Grant, which was re-measured upon stockholder approval of the amended 2006 Plan on May 22, 2014, as an insufficient number of shares were available to settle these RSUs upon initial grant on January 29, 2014.

Summary of Time-Based RSUs

A summary of our time-based RSU activity from January 1, 2017 through December 31, 2017 is presented below:

	Nonvested RSUs		Vested RSUs	Total RSUs
	Amount	Weighted Average Fair Value Per Share (1)
Outstanding at January 1, 2017	366,439	$59.07	1,028,750	1,395,189
Granted	142,101	74.91	—	142,101
Vested	(172,731)	57.77	172,731	—
Settled (2)			(171,093)	(171,093)
Issuance of dividend equivalents (3)	8,601	73.00	55,364	63,965
Transferred to restricted stock (4)	(10,610)	60.16	—	(10,610)
Forfeited	(2,254)	63.27	—	(2,254)
Canceled (5)			(4,824)	(4,824)
Outstanding as of December 31, 2017	331,546	$66.83	1,080,928	1,412,474
_______________

(1)
Represents the grant-date fair value for all awards, excluding the 2014 Performance-Based RSU Grant, which was re-measured upon stockholder approval of the amended 2006 Plan on May 22, 2014, as an insufficient number of shares were available to settle these RSUs upon initial grant on January 29, 2014.

(2)
Represents vested RSUs that were settled in shares of the Company’s common stock. Total shares settled include 77,866 shares that were tendered in accordance with the terms of the 2006 Plan to satisfy minimum statutory tax withholding requirements related to the RSUs settled. We accept the return of RSUs at the current quoted closing share price of the Company’s common stock to satisfy tax obligations.

(3)	Represents the issuance of dividend equivalents earned on the underlying RSUs. The dividend equivalents vest based on terms specified under the related RSU award agreement.

(4)	During January 2017, RSUs were transferred to restricted stock based on the elected distribution date.

(5)
For shares vested but not yet settled, we accept the return of RSUs at the current quoted closing share price of the Company’s common stock to satisfy minimum statutory tax-withholding requirements related to either the settlement or vesting of RSUs in accordance with the terms of the 2006 Plan.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of our time-based RSU activity for the years ended December 31, 2017, 2016 and 2015 is presented below:

	RSUs Granted		RSUs Vested
Year ended December 31,	Non-Vested RSUs Issued	Weighted-Average Grant Date Fair Value Per Share	Vested RSUs	Total Vest-Date Fair Value (1) (in thousands)
2017	142,101	$74.91	(228,095)	$16,735
2016	173,747	58.29	(130,784)	8,438
2015	98,802	74.49	(107,541)	7,528
_______________

(1)
Total fair value of RSUs vested was calculated based on the quoted closing share price of the Company’s common stock on the NYSE on the day of vesting. Excludes the issuance of dividend equivalents earned on the underlying RSUs. The dividend equivalents vest based on terms specified under the related RSU award agreement.

Summary of Nonvested Restricted Stock

A summary of our nonvested restricted stock activity from January 1, 2017 through December 31, 2017 is presented below:

	Nonvested Restricted Stock	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2017	36,535	$47.93
Transferred from time-based RSUs	10,610	60.16
Vested (1)	(24,261)	46.39
Outstanding as of December 31, 2017	22,884	$55.23
_______________

(1)
The total shares vested includes 10,792 shares that were tendered in accordance with the terms of the 2006 Plan to satisfy minimum statutory tax withholding requirements related to the restricted shares that have vested. We accept the return of shares at the current quoted closing share price of the Company’s common stock to satisfy tax withholding obligations.

A summary of our nonvested and vested restricted stock activity for years ended December 31, 2017, 2016 and 2015 is presented below:

	Shares Granted		Shares Vested
Years ended December 31,	Nonvested Shares Issued	Weighted-Average Grant Date Fair Value Per Share	Vested Shares	Total Fair Value at Vest Date(1) (in thousands)
2017	—	$—	(24,261)	$1,781
2016	—	—	(24,262)	1,527
2015	—	—	(24,264)	1,725
_______________

(1)	Total fair value of shares vested was calculated based on the quoted closing share price of the Company’s common stock on the NYSE on the date of vesting.

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

The computation of expected volatility is based on a blend of the historical volatility of our shares of common stock over a time period longer than the expected life of the option and implied volatility data based on the observed pricing of six-month publicly traded options on our shares of common stock. The risk-free interest rate is based on the yield curve on zero-coupon U.S. Treasury STRIP securities in effect at the grant date. The expected dividend yield is estimated by examining the average of the historical dividend yield levels over the expected life of the option and the current dividend yield as of the grant date. The expected life of the options is calculated as the average of the vesting term and the contractual term. During the years ended December 31, 2017, 2016 and 2015, 261,000, 267,000 and 298,000 stock options vested, respectively, with a total fair value of $2.4 million, $2.5 million and $2.7 million, respectively.

A summary of our stock option activity related to the February 2012 grant from January 1, 2017 through December 31, 2017 is presented below:

	Number of Options	Exercise Price	Intrinsic Value (in millions) (1)
Outstanding at December 31, 2016	314,500	$42.61	$9.6
Exercised	(285,000)	42.61	8.8
Forfeited	(3,000)	42.61	0.1
Outstanding at December 31, 2017 (2)	26,500	$42.61	$0.8

Options exercisable at December 31, 2017 (3)	26,500	$42.61	$0.8
_______________

(1)
The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of an option. The fair value of the underlying stock was determined by using the closing share price on the NYSE on the date of exercise, forfeiture or respective period end.

(2)	As of December 31, 2017, the average remaining life of stock options outstanding was 4.1 years.

(3)	As of December 31, 2017, the average remaining life of stock options exercisable was approximately 4.1 years.

In accordance with the provisions of the 2006 Plan, we allow shares of our common stock to be withheld to satisfy the payment of exercise price and/or minimum statutory tax withholding obligations due upon the exercise of stock options. The value of the shares withheld is calculated based on the closing market price of our common stock on the NYSE on the day prior to the exercise date. During the year ended December 31, 2017, 15,270 shares were withheld on stock option exercises with an aggregate value of $1.2 million. During the year ended December 31, 2016, 25,680 shares were withheld on stock option exercises with an aggregate value of $1.8 million. During the year ended December 31, 2015, 62,072 shares were withheld on stock option exercises with an aggregate value of $3.9 million.

Share-Based Compensation Cost Recorded During the Period

The total compensation cost for all share-based compensation programs was $26.3 million, $26.6 million and $18.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. Of the total share-based compensation costs, $7.3 million, $5.6 million and $3.3 million was capitalized as part of real estate assets and deferred leasing costs for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, there was approximately $27.2 million of total unrecognized compensation cost related to nonvested incentive awards granted under share-based compensation arrangements that is expected to be recognized over a weighted-average period of 1.9 years. The remaining compensation cost related to these nonvested incentive awards had been recognized in periods

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

prior to December 31, 2017. The $27.2 million of unrecognized compensation costs does not reflect the future compensation cost related to share-based awards that were granted subsequent to December 31, 2017.

16.	Employee Benefit Plans

401(k) Plan

We have a retirement savings plan designed to qualify under Section 401(k) of the Code (the “401(k) Plan”). Our employees are eligible to participate in the 401(k) Plan on the first day of the month after three months of service. The 401(k) Plan allows eligible employees (“401(k) Participants”) to defer up to 60% of their eligible compensation on a pre-tax basis, subject to certain maximum amounts allowed by the Code. The 401(k) Plan provides for a matching contribution by the Company in an amount equal to 50 cents of each one dollar of participant contributions up to a maximum of 10% of the 401(k) Participant’s annual salary. 401(k) Participants vest immediately in the amounts contributed by us. For each of the years ended December 31, 2017, 2016, and 2015, we contributed $1.3 million, $1.2 million and $1.1 million, respectively, to the 401(k) Plan.

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

See Note 19 “Fair Value Measurements and Disclosures” for further discussion of our Deferred Compensation Plan assets as of December 31, 2017 and 2016. Our liability of $20.6 million and $14.7 million under the Deferred Compensation Plan was fully funded as of December 31, 2017 and 2016, respectively.

17.	Future Minimum Rent

We have operating leases with tenants that expire at various dates through 2037 and are either subject to scheduled fixed increases or adjustments in rent based on the Consumer Price Index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future contractual minimum rent under operating leases as of December 31, 2017 for future periods is summarized as follows:

Year Ending	(in thousands)
2018	$555,393
2019	546,587
2020	525,637
2021	497,566
2022	476,146
Thereafter	2,569,163
Total (1)	$5,170,492
______________

(1)	Excludes residential leases and leases with a term of one year or less.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

18.	Commitments and Contingencies

General

As of December 31, 2017, we had commitments of approximately $696.1 million, excluding our ground lease commitments, for contracts and executed leases directly related to our operating and development properties.

Ground Leases

The following table summarizes our properties that are held subject to long-term noncancellable ground lease obligations and the respective contractual expiration dates:

Property	Contractual Expiration Date (1)
601 108th Ave NE, Bellevue, WA	November 2093
701, 801 and 837 N. 34th Street, Seattle, WA (2)	December 2041
1701 Page Mill Road and 3150 Porter Drive, Palo Alto, CA	December 2067
Kilroy Airport Center Phases I, II, and III, Long Beach, CA	July 2084
____________________

(1)	Reflects the contractual expiration date prior to the impact of any extension or purchase options held by the Company.

(2)	The Company has three 10-year and one 45-year extension options for this ground lease, which if exercised would extend the expiration date to December 2116.

The minimum commitment under our ground leases as of December 31, 2017 for five years and thereafter is as follows:

Year Ending	(in thousands)
2018	$4,957
2019	4,957
2020	4,957
2021	4,957
2022	4,957
Thereafter	226,633
Total (1)(2)(3)(4)(5)	$251,418
________________________
(1) Excludes contingent future rent payments based on gross income or adjusted gross income and reflects the minimum ground lease obligations before the impact of ground lease extension options.

(2)
One of our ground lease obligations is subject to a fair market value adjustment every five years; however, the lease includes ground rent subprotection and infrastructure rent credits which currently limit our annual rental obligations to $1.0 million. The contractual obligations for that ground lease included above assumes the lesser of $1.0 million or annual lease rental obligation in effect as of December 31, 2017.

(3)
One of our ground lease obligations includes a component which is based on the percentage of gross income that exceeds the minimum ground rent. The minimum rent is subject to increases every five years based on 50% of the average annual percentage rent for the previous five years. The contractual obligations for that lease included above assume the current annual ground lease obligation in effect at December 31, 2017 for the remainder of the lease term since we cannot predict future adjustments.

(4)
One of our ground lease obligations is subject to a fair market value adjustment every five years based on a combination of CPI adjustments and third-party appraisals limited to maximum increases annually. The contractual obligations for that lease included above assume the current annual ground lease obligation in effect at December 31, 2017 for the remainder of the lease term since we cannot predict future adjustments.

(5)
One of our ground lease obligations includes a component which is based on the percentage of adjusted gross income that exceeds the minimum ground rent. The minimum rent is subject to increases every 10 years by an amount equal to 60% of the average annual percentage rent for the previous three years. The contractual obligations for this lease included above assume the current annual ground lease obligation in effect at December 31, 2017 for the remainder of the lease term since we cannot predict future adjustments.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2017 and 2016, we had accrued environmental remediation liabilities of approximately $28.3 million and $25.1 million, respectively, recorded on our consolidated balance sheets in connection with certain of our in-process and future development projects. The accrued environmental remediation liabilities represent the costs we estimate we will incur when we commence development at various development acquisition sites. These estimates, which we developed with the assistance of third party experts, consist primarily of the removal of contaminated soil and other related costs since we are required to dispose of any existing contaminated soil when we develop new office properties as these sites.

We record estimated environmental remediation obligations for acquired properties at the acquisition date when we are aware of such costs and when such costs are probable and can be reasonably estimated. Costs incurred in connection with the development related environmental remediation liabilities are recorded as an increase to the cost of the development project. These accruals are adjusted as an increase or decrease to the development project costs and as an increase or decrease to the accrued environmental remediation liability if we obtain further information or circumstances change. The environmental remediation obligations recorded at December 31, 2017 and 2016 were not discounted to their present value since we expect to complete the remediation activities in the next one to five years in connection with development activities at the various sites. It is possible that we could incur additional environmental remediation costs in connection with these future development projects.  However, given we are in the pre-development phase on these future development projects, potential additional environmental costs cannot be reasonably estimated at this time and certain changes in estimates could occur as the site conditions, final project timing, design elements, actual soil conditions and other aspects of the projects, which may depend upon municipal and other approvals beyond the control of the Company, are determined.

Other than the accrued environmental liabilities discussed above, we are not aware of any unasserted claims and assessments with respect to an environmental liability that we believe would require additional disclosure or the recording of an additional loss contingency.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

19.    Fair Value Measurements and Disclosures

Assets and Liabilities Reported at Fair Value

The only assets we record at fair value on our consolidated financial statements are the marketable securities related to our Deferred Compensation Plan (see Note 16 “Employee Benefit Plans” for additional information). The following table sets forth the fair value of our marketable securities as of December 31, 2017 and 2016:

	Fair Value (Level 1) (1)
	2017	2016
Description	(in thousands)
Marketable securities (2)	$20,674	$14,773
_______________

(1)	Based on quoted prices in active markets for identical securities.

(2)	The marketable securities are held in a limited rabbi trust.

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

The following table sets forth the net gain (loss) on marketable securities recorded during the years ended December 31, 2017, 2016 and 2015:

	December 31,
	2017	2016	2015
Description	(in thousands)
Net gain (loss) on marketable securities	$3,023	$1,130	$(269)

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our other financial instruments as of December 31, 2017 and 2016:

	December 31,
	2017		2016
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
	(in thousands)
Liabilities
Secured debt, net	$340,800	$346,858	$472,772	$469,234
Unsecured debt, net	2,006,263	2,077,199	1,847,351	1,900,487
_______________

(1)	Fair value calculated using Level II inputs, which are based on model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

20.	Net Income Available to Common Stockholders Per Share of the Company

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted per-share computations for net income available to common stockholders for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except unit and per unit amounts)
Numerator:
Net income attributable to Kilroy Realty Corporation	$164,612	$293,788	$234,081
Total preferred dividends	(13,363)	(13,250)	(13,250)
Allocation to participating securities (1)	(1,975)	(3,839)	(1,634)
Numerator for basic and diluted net income available to common stockholders	$149,274	$276,699	$219,197
Denominator:
Basic weighted average vested shares outstanding	98,113,561	92,342,483	89,854,096
Effect of dilutive securities – contingently issuable shares and stock options	613,770	680,551	541,679
Diluted weighted average vested shares and common stock equivalents outstanding	98,727,331	93,023,034	90,395,775
Basic earnings per share:
Net income available to common stockholders per share	$1.52	$3.00	$2.44
Diluted earnings per share:
Net income available to common stockholders per share	$1.51	$2.97	$2.42
________________________

(1)	Participating securities include nonvested shares, certain time-based RSUs and vested market measure-based RSUs.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common shares, including stock options, RSUs and other securities are considered in our diluted earnings per share calculation for the years ended December 31, 2017, 2016, and 2015. Certain market measure-based RSUs are not included in dilutive securities as of December 31, 2017, 2016, and 2015 as not all performance metrics had been met by the end of the applicable reporting periods.

See Note 15 “Share-Based Compensation” for additional information regarding the stock options and other share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

21.	Net Income Available to Common Unitholders Per Unit of the Operating Partnership

The following table reconciles the numerator and denominator in computing the Operating Partnership’s basic and diluted per-unit computations for net income available to common unitholders for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except unit and per unit amounts)
Numerator:
Net income attributable to Kilroy Realty, L.P.	$167,440	$300,063	$238,137
Total preferred distributions	(13,363)	(13,250)	(13,250)
Allocation to participating securities (1)	(1,975)	(3,839)	(1,634)
Numerator for basic and diluted net income available to common unitholders	$152,102	$282,974	$223,253
Denominator:
Basic weighted average vested units outstanding	100,246,567	94,771,688	91,645,578
Effect of dilutive securities - contingently issuable shares and stock options	613,770	680,551	541,679
Diluted weighted average vested units and common unit equivalents outstanding	100,860,337	95,452,239	92,187,257
Basic earnings per unit:
Net income available to common unitholders per unit	$1.52	$2.99	$2.44
Diluted earnings per unit:
Net income available to common unitholders per unit	$1.51	$2.96	$2.42
________________________

(1)	Participating securities include nonvested shares, certain time-based RSUs and vested market measure-based RSUs.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common units, including stock options, RSUs and other securities are considered in our diluted earnings per share calculation for the years ended December 31, 2017, 2016, and 2015. Certain market measure-based RSUs are not included in dilutive securities as of December 31, 2017 and 2016 as not all performance metrics had been met by the end of the applicable reporting periods.

See Note 15 “Share-Based Compensation” for additional information regarding the stock options and other share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

22.    Supplemental Cash Flow Information of the Company

Supplemental cash flow information follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $44,757, $47,675, and $50,923 as of December 31, 2017, 2016 and 2015, respectively	$67,336	$54,295	$54,747
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$116,089	$62,589	$109,715
Tenant improvements funded directly by tenants	$15,314	$18,050	$13,387
Assumption of other assets and liabilities in connection with operating and development property acquisitions, net (Note 3)	$1,443	$5,863	$6,254
Accrual for receivable related to development properties	$—	$1,350	$—
Release of holdback funds to third party	$—	$—	$9,279
NON-CASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders (Notes 13 and 27)	$43,448	$220,650	$33,336
Accrual of dividends and distributions payable to preferred stockholders and preferred unitholders (Note 13)	$—	$1,656	$1,656
Issuance of common units of the Operating Partnership in connection with an acquisition (Note 3)	$—	$48,033	$—
Secured debt assumed by buyers in connection with land disposition (Note 4)	$—	$2,322	$—
Exchange of common units of the Operating Partnership into shares of the Company’s common stock	$10,939	$8,893	$1,223

The following is a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,
	2017	2016	2015
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$193,418	$56,508	$23,781
Restricted cash at beginning of period	56,711	696	75,185
Cash and cash equivalents and restricted cash at beginning of period	$250,129	$57,204	$98,966

Cash and cash equivalents at end of period	$57,649	$193,418	$56,508
Restricted cash at end of period	9,149	56,711	696
Cash and cash equivalents and restricted cash at end of period	$66,798	$250,129	$57,204

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

23.    Supplemental Cash Flow Information of the Operating Partnership:

Supplemental cash flow information follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $44,757, $47,675, and $50,923 as of December 31, 2017, 2016 and 2015, respectively	$67,336	$54,295	$54,747
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$116,089	$62,589	$109,715
Tenant improvements funded directly by tenants	$15,314	$18,050	$13,387
Assumption of other assets and liabilities in connection with operating and development property acquisitions, net (Note 3)	$1,443	$5,863	$6,254
Accrual for receivable related to development properties	$—	$1,350	$—
Release of holdback funds to third party	$—	$—	$9,279
NON-CASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders (Notes 14 and 27)	$43,448	$220,650	$33,336
Accrual of dividends and distributions payable to preferred stockholders and preferred unitholders (Note 14)	$—	$1,656	$1,656
Issuance of common units in connection with a development property acquisition (Note 3)	$—	$48,033	$—
Secured debt assumed by buyers in connection with land disposition (Note 4)	$—	$2,322	$—

The following is a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,
	2017	2016	2015
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$193,418	$56,508	$23,781
Restricted cash at beginning of period	56,711	696	75,185
Cash and cash equivalents and restricted cash at beginning of period	$250,129	$57,204	$98,966

Cash and cash equivalents at end of period	$57,649	$193,418	$56,508
Restricted cash at end of period	9,149	56,711	696
Cash and cash equivalents and restricted cash at end of period	$66,798	$250,129	$57,204

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

24.    Tax Treatment of Distributions

The following table reconciles the dividends declared per share of common stock to the dividends paid per share of common stock during the years ended December 31, 2017, 2016 and 2015 as follows:

	Year Ended December 31,
Dividends	2017	2016	2015
Dividends declared per share of common stock	$1.650	$3.375	$1.400
Less: Dividends declared in the current year and paid in the following year	(0.425)	(2.275)	(0.350)
Add: Dividends declared in the prior year and paid in the current year (1)	2.275	0.350	0.350
Dividends paid per share of common stock	$3.500	$1.450	$1.400
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

The unaudited income tax treatment for the dividends to common stockholders reportable for the years ended December 31, 2017, 2016 and 2015 as identified in the table above was as follows:

	Year Ended December 31,
Shares of Common Stock	2017		2016		2015
Ordinary income	$1.356	70.87%	$1.500	49.40%	$0.992	70.86%
Qualified dividend	0.002	0.11	0.002	0.06	0.002	0.13
Return of capital	0.344	18.00	—	—	—	—
Capital gains (1)	—	—	1.212	39.89	0.051	3.65
Unrecaptured section 1250 gains	0.211	11.02	0.323	10.65	0.355	25.36
	$1.913	100.00%	$3.037	100.00%	$1.400	100.00%
_________________

(1)	Capital gains are comprised entirely of 20% rate gains.

The 6.875% Series G Cumulative Redeemable Preferred Stock was issued in March 2012 and redeemed in March 2017. The unaudited income tax treatment for the dividends to Series G preferred stockholders reportable for the years ended December 31, 2017, 2016, and 2015 was as follows:

	Year Ended December 31,
Preferred Shares	2017		2016		2015
Ordinary income	$0.371	86.43%	$0.848	49.31%	$1.218	70.86%
Qualified dividend	0.001	0.14	0.001	0.06	0.002	0.13
Capital gains (1)	—	—	0.687	39.97	0.063	3.65
Unrecaptured section 1250 gains	0.058	13.43	0.183	10.66	0.436	25.36
	$0.430	100.00%	$1.719	100.00%	$1.719	100.00%
__________________

(1)	Capital gains are comprised entirely of 20% rate gains.

The 6.375% Series H Cumulative Redeemable Preferred Stock was issued in August 2012 and redeemed in August 2017. The unaudited income tax treatment for the dividends to Series H preferred stockholders reportable for the years ended December 31, 2017, 2016, and 2015 was as follows:

	Year Ended December 31,
Preferred Shares	2017		2016		2015
Ordinary income	$1.033	86.43%	$0.786	49.31%	$1.129	70.86%
Qualified dividend	0.002	0.14	0.001	0.06	0.002	0.13
Capital gains (1)	—	—	0.637	39.97	0.059	3.65
Unrecaptured section 1250 gains	0.160	13.43	0.17	10.66	0.404	25.36
	$1.195	100.00%	$1.594	100.00%	$1.594	100.00%
__________________

(1)	Capital gains are comprised entirely of 20% rate gains.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

25.	Quarterly Financial Information of the Company (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2017 and 2016 was as follows:

	2017 Quarter Ended (1)
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
Revenues	$179,308	$180,598	$181,534	$177,561
Net income	37,281	35,306	75,488	32,540
Net income attributable to Kilroy Realty Corporation	33,525	31,448	71,110	28,529
Total preferred dividends and distributions	(7,196)	(1,615)	(4,552)	—
Net income available to common stockholders	26,329	29,833	66,558	28,529
Net income available to common stockholders per share – basic	0.27	0.30	0.67	0.28
Net income available to common stockholders per share – diluted	0.26	0.30	0.67	0.28

	2016 Quarter Ended (1)
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
Revenues	$145,446	$160,133	$168,348	$168,645
Net income	178,113	33,892	56,375	35,418
Net income attributable to Kilroy Realty Corporation	174,308	32,847	53,895	32,738
Preferred dividends and distributions	(3,313)	(3,312)	(3,313)	(3,312)
Net income available to common stockholders	170,995	29,535	50,582	29,426
Net income available to common stockholders per share – basic	1.85	0.32	0.54	0.29
Net income available to common stockholders per share – diluted	1.84	0.31	0.54	0.29
____________________

(1)
The summation of the quarterly financial data may not equal the annual number reported on the consolidated statements of operations due to rounding. For the year ended December 31, 2016, the summation of the quarterly net income available to common stockholders per share does not equal the annual number reported on the consolidated statements of operations due to the Company’s repurchase of common stock and its at-the-market stock offering programs that occurred during the year.

26.	Quarterly Financial Information of the Operating Partnership (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2017 and 2016 was as follows:

	2017 Quarter Ended (1)
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per unit amounts)
Revenues	$179,308	$180,598	$181,534	$177,561
Net income	37,281	35,306	75,488	32,540
Net income attributable to the Operating Partnership	34,054	31,971	72,402	29,013
Total preferred distributions	(7,196)	(1,615)	(4,552)	—
Net income available to common unitholders	26,858	30,356	67,850	29,013
Net income available to common unitholders per unit – basic	0.26	0.30	0.67	0.28
Net income available to common unitholders per unit – diluted	0.26	0.30	0.67	0.28

	2016 Quarter Ended (1)
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per unit amounts)
Revenues	$145,446	$160,133	$168,348	$168,645
Net income	178,113	33,892	56,375	35,418
Net income attributable to the Operating Partnership	177,833	33,590	55,254	33,386
Preferred distributions	(3,313)	(3,312)	(3,313)	(3,312)
Net income available to common unitholders	174,520	30,278	51,941	30,074
Net income available to common unitholders per unit – basic	1.85	0.31	0.54	0.29
Net income available to common unitholders per unit – diluted	1.84	0.31	0.54	0.29
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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

27.	Subsequent Events

On January 12, 2018, $43.4 million of dividends were paid out to common stockholders, common unitholders and RSU holders of record on December 29, 2017.

In January 2018, the Operating Partnership borrowed $75.0 million on the unsecured term loan facility.

On January 29, 2018, the Executive Compensation Committee granted 56,015 RSUs to key employees under the 2006 Plan. The compensation cost related to the RSUs is expected to be recognized over a period of three years.

On January 31, 2018, the Company completed the acquisition of three, two-story lab buildings encompassing 146,000 square feet for approximately $111.0 million in the Oyster Point submarket of South San Francisco.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2017, 2016 and 2015
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Recoveries (Deductions)	Balance at End of Period (1)
Allowance for Uncollectible Tenant Receivables for the year ended December 31,
2017 – Allowance for uncollectible tenant receivables	$1,712	$1,517	$(920)	$2,309
2016 – Allowance for uncollectible tenant receivables	2,080	—	(368)	1,712
2015 – Allowance for uncollectible tenant receivables	1,999	303	(222)	2,080
Allowance for Deferred Rent Receivables for the year ended December 31,
2017 – Allowance for deferred rent	$1,524	$1,752	$(38)	$3,238
2016 – Allowance for deferred rent	1,882	—	(358)	1,524
2015 – Allowance for deferred rent	1,989	242	(349)	1,882

KILROY REALTY CORPORATION AND KILROY REALTY, L.P
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017

	Initial Cost					Gross Amounts at Which Carried at Close of Period
Property Location	Encumb- rances		Land and improve- ments	Buildings and Improve- ments	Costs Capitalized Subsequent to Acquisition/ Improvement	Land and improve- ments	Buildings and Improve- ments	Total	Accumulated Depreciation	Depreci- ation Life (1)	Date of Acquisition (A)/ Construction (C) (2)		Rentable Square Feet (3) (unaudited)
	($ in thousands)
Office Properties:
23925 Park Sorrento, Calabasas, CA			$50	$2,346	$505	$50	$2,851	$2,901	$1,785	35	2001	( C )	11,873
23975 Park Sorrento, Calabasas, CA			765	17,720	8,948	765	26,668	27,433	15,576	35	2002	( C )	104,797
24025 Park Sorrento, Calabasas, CA			845	15,896	8,780	845	24,676	25,521	14,669	35	2000	( C )	108,670
2829 Townsgate Rd., Thousand Oaks, CA			5,248	8,001	7,991	5,248	15,992	21,240	11,056	35	1997	( A )	84,098
2240 E. Imperial Highway, El Segundo, CA			1,044	11,763	29,488	1,048	41,247	42,295	24,400	35	1983	( C )	122,870
2250 E. Imperial Highway, El Segundo, CA			2,579	29,062	35,553	2,547	64,647	67,194	50,919	35	1983	( C )	298,728
2260 E. Imperial Highway, El Segundo, CA			2,518	28,370	36,620	2,547	64,961	67,508	11,814	35	1983	( C )	298,728
909 N. Sepulveda Blvd., El Segundo, CA			3,577	34,042	47,184	3,577	81,226	84,803	35,309	35	2005	( C )	244,136
999 N. Sepulveda Blvd., El Segundo, CA			1,407	34,326	13,370	1,407	47,696	49,103	21,309	35	2003	( C )	128,588
6115 W. Sunset Blvd., Los Angeles, CA		(4)	1,313	3	15,386	2,455	14,247	16,702	970	35	2015	( C )	26,105
6121 W. Sunset Blvd., Los Angeles, CA		(4)	11,120	4,256	43,912	8,703	50,585	59,288	4,003	35	2015	( C )	91,173
1525 N. Gower Street, Los Angeles, CA		(4)	1,318	3	9,633	1,318	9,636	10,954	522	35	2016	( C )	9,610
1575 N. Gower Street, Los Angeles, CA		(4)	22,153	51	119,891	22,153	119,942	142,095	4,438	35	2016	( C )	251,245
1500 N. El Centro Avenue, Los Angeles, CA		(4)	9,235	21	55,627	9,235	55,648	64,883	1,907	35	2016	( C )	104,504
1550 N. El Centro Avenue, Los Angeles, CA		(4)	16,970	39	135,390	16,970	135,429	152,399	6,012	35	2016	( C )	(5)
6255 W. Sunset Blvd., Los Angeles, CA			18,111	60,320	40,177	18,111	100,497	118,608	23,147	35	2012	( A )	323,920
3750 Kilroy Airport Way, Long Beach, CA			—	1,941	11,022	—	12,963	12,963	10,005	35	1989	( C )	10,457
3760 Kilroy Airport Way, Long Beach, CA			—	17,467	12,031	—	29,498	29,498	24,461	35	1989	( C )	165,278
3780 Kilroy Airport Way, Long Beach, CA			—	22,319	20,119	—	42,438	42,438	35,747	35	1989	( C )	219,745
3800 Kilroy Airport Way, Long Beach, CA			—	19,408	20,176	—	39,584	39,584	22,575	35	2000	( C )	192,476
3840 Kilroy Airport Way, Long Beach, CA			—	13,586	9,635	—	23,221	23,221	14,695	35	1999	( C )	136,026
3880 Kilroy Airport Way, Long Beach, CA			—	9,704	11,167	—	20,871	20,871	3,118	35	1997	( A )	96,035
3900 Kilroy Airport Way, Long Beach, CA			—	12,615	11,397	—	24,012	24,012	16,058	35	1997	( A )	129,893
Kilroy Airport Center, Phase IV, Long Beach, CA (6)			—	—	4,997	—	4,997	4,997	4,993	35			—
8560 W. Sunset Blvd, West Hollywood, CA			9,720	50,956	169	9,720	51,125	60,845	2,204	35	2016	( A )	71,875
8570 W. Sunset Blvd, West Hollywood, CA			31,693	27,974	256	31,693	28,230	59,923	1,075	35	2016	( A )	43,603
8580 W. Sunset Blvd, West Hollywood, CA			10,013	3,695	35	10,013	3,730	13,743	137	35	2016	( A )	7,126
8590 W. Sunset Blvd, West Hollywood, CA			39,954	27,884	272	39,954	28,156	68,110	1,178	35	2016	( A )	56,095
12100 W. Olympic Blvd., Los Angeles, CA	170,000	(7)	352	45,611	18,417	9,633	54,747	64,380	25,353	35	2003	( C )	152,048
12200 W. Olympic Blvd., Los Angeles, CA		(7)	4,329	35,488	23,274	3,977	59,114	63,091	34,746	35	2000	( C )	150,832
12233 W. Olympic Blvd., Los Angeles, CA			22,100	53,170	3,848	22,100	57,018	79,118	9,610	35	2012	( A )	151,029
12312 W. Olympic Blvd., Los Angeles, CA		(7)	3,325	12,202	11,326	3,399	23,454	26,853	10,573	35	1997	( A )	76,644
1633 26th St., Santa Monica, CA			2,080	6,672	3,139	2,040	9,851	11,891	6,638	35	1997	( A )	43,857
2100/2110 Colorado Ave., Santa Monica, CA	93,081	(8)	5,474	26,087	14,373	5,476	40,458	45,934	22,311	35	1997	( A )	102,864
3130 Wilshire Blvd., Santa Monica, CA			8,921	6,579	14,931	9,188	21,243	30,431	13,546	35	1997	( A )	90,002

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued)
December 31, 2017

	Initial Cost					Gross Amounts at Which Carried at Close of Period
Property Location	Encumb- rances		Land and improve- ments	Buildings and Improve- ments	Costs Capitalized Subsequent to Acquisition/ Improvement	Land and improve- ments	Buildings and Improve- ments	Total	Accumulated Depreciation	Depreci- ation Life (1)	Date of Acquisition (A)/ Construction (C) (2)		Rentable Square Feet (3) (unaudited)
	($ in thousands)
501 Santa Monica Blvd., Santa Monica, CA		(9)	4,547	12,044	13,173	4,551	25,213	29,764	14,092	35	1998	( A )	76,803
2211 Michelson, Irvine, CA		(8)	9,319	82,836	5,779	9,319	88,615	97,934	24,029	35	2010	( A )	271,556
12225 El Camino Real, Del Mar, CA			1,700	9,633	2,982	1,673	12,642	14,315	8,274	35	1998	( A )	58,401
12235 El Camino Real, Del Mar, CA			1,507	8,543	8,657	1,540	17,167	18,707	8,927	35	1998	( A )	53,751
12340 El Camino Real, Del Mar, CA			4,201	13,896	8,851	4,201	22,747	26,948	10,375	35	2002	( C )	88,377
12390 El Camino Real, Del Mar, CA			3,453	11,981	1,380	3,453	13,361	16,814	8,646	35	2000	( C )	72,332
12348 High Bluff Dr., Del Mar, CA			1,629	3,096	6,144	1,629	9,240	10,869	5,760	35	1999	( C )	38,806
12400 High Bluff Dr., Del Mar, CA		(9)	15,167	40,497	14,337	15,167	54,834	70,001	25,468	35	2004	( C )	209,220
3579 Valley Centre Dr., Del Mar, CA			2,167	6,897	7,461	2,858	13,667	16,525	8,977	35	1999	( C )	52,418
3611 Valley Centre Dr., Del Mar, CA			4,184	19,352	18,843	5,259	37,120	42,379	22,592	35	2000	( C )	129,656
3661 Valley Centre Dr., Del Mar, CA			4,038	21,144	15,535	4,725	35,992	40,717	18,966	35	2001	( C )	128,364
3721 Valley Centre Dr., Del Mar, CA			4,297	18,967	14,557	4,254	33,567	37,821	14,278	35	2003	( C )	115,193
3811 Valley Centre Dr., Del Mar, CA			3,452	16,152	20,092	4,457	35,239	39,696	20,243	35	2000	( C )	112,067
12770 El Camino Real, Del Mar, CA			9,360	—	31,914	9,360	31,914	41,274	830	35	2015	( C )	73,032
12780 El Camino Real, Del Mar, CA			18,398	54,954	2,382	18,398	57,336	75,734	9,642	35	2013	( A )	140,591
12790 El Camino Real, Del Mar, CA			10,252	21,236	1,426	10,252	22,662	32,914	3,788	35	2013	( A )	78,836
13280 Evening Creek Dr. South, I-15 Corridor, CA			3,701	8,398	4,597	3,701	12,995	16,696	4,544	35	2008	( C )	41,196
13290 Evening Creek Dr. South, I-15 Corridor, CA			5,229	11,871	5,919	5,229	17,790	23,019	5,105	35	2008	( C )	61,180
13480 Evening Creek Dr. North, I-15 Corridor, CA			7,997	—	48,184	7,997	48,184	56,181	16,885	35	2008	( C )	149,817
13500 Evening Creek Dr. North, I-15 Corridor, CA			7,581	35,903	8,761	7,580	44,665	52,245	18,895	35	2004	( A )	147,533
13520 Evening Creek Dr. North, I-15 Corridor, CA			7,581	35,903	13,232	7,580	49,136	56,716	20,855	35	2004	( A )	141,129
2305 Historic Decatur Rd., Point Loma, CA			5,240	22,220	7,309	5,240	29,529	34,769	7,695	35	2010	( A )	103,900
4690 Executive Dr., University Towne Centre, CA			1,623	7,926	3,670	1,623	11,596	13,219	6,819	35	1999	( A )	47,846
4100 Bohannon Dr., Menlo Park, CA		(9)	4,835	15,526	505	4,860	16,006	20,866	3,352	35	2012	( A )	47,379
4200 Bohannon Dr., Menlo Park, CA		(9)	4,798	15,406	2,343	4,662	17,885	22,547	4,165	35	2012	( A )	45,451
4300 Bohannon Dr., Menlo Park, CA		(9)	6,527	20,958	2,963	6,470	23,978	30,448	6,140	35	2012	( A )	63,079
4400 Bohannon Dr., Menlo Park, CA		(9)	4,798	15,406	2,530	4,939	17,795	22,734	4,321	35	2012	( A )	48,146
4500 Bohannon Dr., Menlo Park, CA		(9)	6,527	20,957	1,757	6,470	22,771	29,241	4,795	35	2012	( A )	63,078
4600 Bohannon Dr., Menlo Park, CA		(9)	4,798	15,406	3,266	4,939	18,531	23,470	4,177	35	2012	( A )	48,147
4700 Bohannon Dr., Menlo Park, CA		(9)	6,527	20,958	1,412	6,470	22,427	28,897	4,658	35	2012	( A )	63,078
1290 - 1300 Terra Bella Avenue, Mountain View, CA			28,730	27,555	—	28,730	27,555	56,285	2,198	35	2016	( A )	114,175
331 Fairchild Dr., Mountain View, CA		(9)	18,396	17,712	7,958	18,396	25,670	44,066	3,772	35	2013	( C )	87,147
680 E. Middlefield Rd., Mountain View, CA			34,605	—	56,464	34,605	56,464	91,069	6,003	35	2014	( C )	170,090
690 E. Middlefield Rd., Mountain View, CA			34,755	—	56,707	34,755	56,707	91,462	6,029	35	2014	( C )	170,823
1701 Page Mill Rd, Palo Alto, CA			—	99,522	—	—	99,522	99,522	3,000	35	2016	( A )	128,688
3150 Porter Drive, Palo Alto, CA			—	21,715	—	—	21,715	21,715	796	35	2016	( A )	36,897

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued)
December 31, 2017

	Initial Cost					Gross Amounts at Which Carried at Close of Period
Property Location	Encumb- rances		Land and improve- ments	Buildings and Improve- ments	Costs Capitalized Subsequent to Acquisition/ Improvement	Land and improve- ments	Buildings and Improve- ments	Total	Accumulated Depreciation	Depreci- ation Life (1)	Date of Acquisition (A)/ Construction (C) (2)		Rentable Square Feet (3) (unaudited)
	($ in thousands)
900 Jefferson Ave., Redwood City, CA (10)			16,668	—	109,272	18,063	107,877	125,940	8,114	35	2015	( C )	228,505
900 Middlefield Rd., Redwood City, CA (10)			7,959	—	49,713	8,626	49,046	57,672	3,497	35	2015	( C )	118,764
303 Second St., San Francisco, CA (11)			63,550	154,153	56,675	63,550	210,828	274,378	60,664	35	2010	( A )	740,047
100 First St., San Francisco, CA (12)			49,150	131,238	35,190	49,150	166,428	215,578	45,677	35	2010	( A )	467,095
250 Brannan St., San Francisco, CA			7,630	22,770	4,421	7,630	27,191	34,821	8,520	35	2011	( A )	95,008
201 Third St., San Francisco, CA			19,260	84,018	57,295	19,260	141,313	160,573	37,393	35	2011	( A )	346,538
301 Brannan St., San Francisco, CA			5,910	22,450	5,226	5,910	27,676	33,586	6,047	35	2011	( A )	74,430
360 Third St., San Francisco, CA			—	88,235	112,295	28,504	172,026	200,530	32,575	35	2011	( A )	429,796
333 Brannan, San Francisco, CA			18,645	—	78,078	18,645	78,078	96,723	4,109	35	2016	( C )	185,602
350 Mission Street, San Francisco, CA			52,815	—	211,581	52,815	211,581	264,396	11,205	35	2016	( C )	455,340
1310 Chesapeake Terrace, Sunnyvale, CA		(9)	16,700	11,020	486	16,700	11,506	28,206	1,581	35	2014	( A )	76,244
1315 Chesapeake Terrace, Sunnyvale, CA		(9)	12,260	7,930	463	12,260	8,393	20,653	1,490	35	2014	( A )	55,635
1320-1324 Chesapeake Terrace, Sunnyvale, CA		(9)	17,360	10,720	538	17,360	11,258	28,618	2,076	35	2014	( A )	79,720
1325-1327 Chesapeake Terrace, Sunnyvale, CA		(9)	12,610	8,160	345	12,610	8,505	21,115	1,516	35	2014	( A )	55,383
505 Mathilda Ave., Sunnyvale, CA			37,843	1,163	50,429	37,943	51,492	89,435	4,913	35	2014	( C )	212,322
555 Mathilda Ave., Sunnyvale, CA			37,843	1,163	50,426	37,943	51,489	89,432	4,913	35	2014	( C )	212,322
605 Mathilda Ave., Sunnyvale, CA			29,014	891	77,266	29,090	78,081	107,171	10,756	35	2014	( C )	162,785
599 Mathilda Ave., Sunnyvale, CA			13,538	12,559	58	13,538	12,617	26,155	2,971	35	2012	( A )	75,810
601 108th Ave., Bellevue, WA			—	214,095	32,822	—	246,917	246,917	60,705	35	2011	( A )	488,470
10900 NE 4th St., Bellevue, WA			25,080	150,877	24,038	25,080	174,915	199,995	38,829	35	2012	( A )	416,755
10210 NE Points Dr., Kirkland, WA			4,336	24,187	3,072	4,336	27,259	31,595	7,219	35	2011	( A )	84,641
10220 NE Points Dr., Kirkland, WA			2,554	12,080	1,550	2,554	13,630	16,184	3,487	35	2011	( A )	49,851
10230 NE Points Dr., Kirkland, WA			5,071	24,694	6,148	5,071	30,842	35,913	7,680	35	2011	( A )	98,982
3933 Lake WA Blvd. NE, Kirkland, WA			2,380	15,114	6,591	2,380	21,705	24,085	5,550	35	2011	( A )	46,450
837 N. 34th St., Lake Union, WA			—	37,404	2,555	—	39,959	39,959	8,291	35	2012	( A )	111,580
701 N. 34th St., Lake Union, WA			—	48,027	5,221	—	53,248	53,248	11,830	35	2012	( A )	138,994
801 N. 34th St., Lake Union, WA			—	58,537	183	—	58,720	58,720	11,997	35	2012	( A )	169,412
320 Westlake Avenue North, WA	76,314	(13)	14,710	82,018	4,320	14,710	86,338	101,048	13,865	35	2013	( A )	184,644
321 Terry Avenue North, Lake Union, WA		(13)	10,430	60,003	9,935	10,430	69,938	80,368	10,520	35	2013	( A )	135,755
401 Terry Avenue North, Lake Union, WA			22,500	77,046	—	22,500	77,046	99,546	10,222	35	2014	( A )	140,605
TOTAL OPERATING PROPERTIES	339,395		1,033,949	2,754,699	2,196,321	1,076,172	4,908,797	5,984,969	1,264,162				13,720,597
Undeveloped land and construction in progress	—		692,241	—	740,567	692,241	740,567	1,432,808	—				—
TOTAL ALL PROPERTIES	$339,395	(14)	$1,726,190	$2,754,699	$2,936,888	$1,768,413	$5,649,364	$7,417,777	$1,264,162				13,720.597

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued)
December 31, 2017
__________________

(1)
The initial costs of buildings and improvements are depreciated over 35 years using a straight-line method of accounting; improvements capitalized subsequent to acquisition are depreciated over the shorter of the lease term or useful life, generally ranging from one to 20 years.

(2)	Represents our date of construction or acquisition, or of our predecessor, the Kilroy Group.

(3)	Includes square footage from our stabilized portfolio.

(4)
These properties include the costs of a shared parking structure for a complex comprised of five office buildings and one residential tower. The costs of the parking structure are allocated amongst the six buildings.

(5)	This property represents the 200-unit Columbia Square - Residential tower that stabilized in 2016.

(6)
These costs represent infrastructure costs incurred in 1989. During the third quarter of 2009, we exercised our option to terminate the ground lease at Kilroy Airport Center, Phase IV in Long Beach, California. We had previously leased this land, which is adjacent to our Office Properties at Kilroy Airport Center, Long Beach, for potential future development opportunities.

(7)	These properties secure a $170.0 million mortgage note.

(8)	These properties secure a $93.1 million mortgage note.

(9)	These properties secure intercompany promissory notes between KRLP and consolidated property partnerships.

(10)	These properties are owned by Redwood City Partners LLC, a consolidated property partnership.

(11)	This property is owned by 303 Second Street Member LLC, a consolidated property partnership.

(12)	This property is owned by 100 First Street Member LLC, a consolidated property partnership.

(13)	These properties secure a $76.3 million mortgage note.

(14)	Represents gross aggregate principal amount before the effect of the unamortized premium of approximately $2.6 million and deferred financing costs of $1.2 million as of December 31, 2017.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued)
December 31, 2017

As of December 31, 2017, the aggregate gross cost of property included above for federal income tax purposes approximated $6.3 billion.

The following table reconciles the historical cost of total real estate held for investment from January 1, 2015 to December 31, 2017:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Total real estate held for investment, beginning of year	$7,060,754	$6,328,146	$6,057,932
Additions during period:
Acquisitions	19,829	460,957	139,123
Improvements, etc.	533,939	386,836	536,411
Total additions during period	553,768	847,793	675,534
Deductions during period:
Cost of real estate sold	(191,610)	(68,200)	(231,984)
Properties held for sale	—	(13,193)	(160,074)
Other	(5,135)	(33,792)	(13,262)
Total deductions during period	(196,745)	(115,185)	(405,320)
Total real estate held for investment, end of year	$7,417,777	$7,060,754	$6,328,146

The following table reconciles the accumulated depreciation from January 1, 2015 to December 31, 2017:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Accumulated depreciation, beginning of year	$1,139,853	$994,241	$947,664
Additions during period:
Depreciation of real estate	190,515	171,983	159,524
Total additions during period	190,515	171,983	159,524
Deductions during period:
Write-offs due to sale	(66,206)	(22,471)	(66,603)
Properties held for sale	—	(3,900)	(46,191)
Other	—	—	(153)
Total deductions during period	(66,206)	(26,371)	(112,947)
Accumulated depreciation, end of year	$1,264,162	$1,139,853	$994,241

EXHIBIT INDEX

Exhibit Number	Description
3.(i)1	Kilroy Realty Corporation Articles of Restatement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2012)
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

3.(i)5
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

4.2	Registration Rights Agreement, dated January 31, 1997 (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553))
4.3
Form of Certificate for Partnership Units of Kilroy Realty, L.P. (previously filed by Kilroy Realty, L.P., as an exhibit to the General Form for Registration of Securities on Form 10 as filed with the Securities and Exchange Commission on August 18, 2010)

4.4
Indenture, dated May 24, 2010, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, including the form of 6.625% Senior Notes due 2020 and the form of the related guarantee (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 25, 2010)

4.5	Registration Rights Agreement, dated July 31, 2012 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2012)
4.6
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

4.7
Indenture, dated March 1, 2011, by and among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit to the Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on October 2, 2013)

4.8
Supplemental Indenture, dated July 5, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit to the Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on October 2, 2013)

Exhibit Number	Description
4.9
Officers’ Certificate pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “4.25% Senior Notes due 2029,” including the form of 4.25% Senior Notes due 2029 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on August 6, 2014)

4.10
Officers’ Certificate, dated September 16, 2015, pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “4.375% Senior Notes due 2025,” including the form of 4.375% Senior Notes due 2025 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on September 16, 2015)

4.11
Officers’ Certificate, dated December 11, 2017, pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “3.450% Senior Notes due 2024,” including the form of 3.450% Senior Notes due 2024 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 11, 2017)

4.12
The Company is party to agreements in connection with long-term debt obligations, none of which individually exceeds ten percent of the total assets of the Company on a consolidated basis. Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Company agrees to furnish copies of these agreements to the Commission upon request

10.1
Pledge Agreement by and among Kilroy Realty, L.P., John B. Kilroy, Sr., John B. Kilroy, Jr. and Kilroy Industries (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553))

10.2†
1997 Stock Option and Incentive Plan of the Registrant and Kilroy Realty, L.P. (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553))

10.3
License Agreement by and among the Registrant and the other persons named therein (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 4 to Form S-11 (No. 333-15553))

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

10.7†
Kilroy Realty Corporation Form of Stock Option Grant Notice and Stock Option Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 24, 2012)

10.8†
Amended and Restated Employment Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and John B. Kilroy, Jr. (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on April 4, 2012)

10.9†
Noncompetition Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and John B. Kilroy, Jr. (previously filed by Kilroy Realty Corporation on Form 8-K as filed with the Securities and Exchange Commission on April 4, 2012)

10.10†
Kilroy Realty Corporation 2006 Incentive Award Plan Restricted Stock Unit Agreement by and between Kilroy Realty Corporation and Jeffrey C. Hawken, dated April 4, 2013 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2013)

10.11†
Kilroy Realty Corporation 2006 Incentive Award Plan Restricted Stock Unit Agreement by and between Kilroy Realty Corporation and John Kilroy, Jr., dated March 30, 2012 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2013)

Exhibit Number	Description
10.12†	Form of Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2013)
10.13†	Form of Stock Award Deferral Program Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2013)
10.14†	Form of Performance-Vest Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2014)
10.15†	Form of Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2014)
10.16†
Form of Restricted Stock Unit Agreement for Non-Employee Members of the Board of Directors (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2014)

10.17
Sales Agreement, dated December 12, 2014, between Kilroy Realty Corporation, Kilroy Realty, L.P. and RBC Capital Markets, LLC (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2014)

10.18
Sales Agreement, dated December 12, 2014, between Kilroy Realty Corporation, Kilroy Realty, L.P. and Jefferies LLC (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2014)

10.19
Sales Agreement, dated December 12, 2014, between Kilroy Realty Corporation, Kilroy Realty, L.P. and KeyBanc Capital Markets Inc. (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2014)

10.20
Sales Agreement, dated December 12, 2014, between Kilroy Realty Corporation, Kilroy Realty, L.P. and BNP Paribas Securities Corp. (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2014)

10.21
Sales Agreement, dated December 12, 2014, between Kilroy Realty Corporation, Kilroy Realty, L.P. and J.P. Morgan Securities LLC (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2014)

10.22
Sales Agreement, dated December 12, 2014, between Kilroy Realty Corporation, Kilroy Realty, L.P. and Barclays Capital Inc. (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2014)

10.23†	Form of Performance-Vest Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2015)
10.24†	Form of Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2015)
10.25†
Form of Restricted Stock Unit Agreement for Non-Employee Members of the Board of Directors (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2015)

10.26†
Amended and Restated Employment Agreement and Non-Competition Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Jeffrey C. Hawken effective as of December 31, 2015 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2015)

10.27†	Kilroy Realty Corporation Director Compensation Policy effective as of January 1, 2016 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2015)
10.28†
Kilroy Realty Corporation 2006 Incentive Award Plan Restricted Stock Unit Agreement by and between Kilroy Realty Corporation and Jeffrey C. Hawken, dated January 9, 2016 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2016)

10.29†
Amended and Restated Employment Agreement and Non-Competition Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Tyler H. Rose effective as of January 28, 2016 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2016)

Exhibit Number	Description
10.30†
Amended and Restated Employment Agreement and Non-Competition Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Justin W. Smart effective as of January 28, 2016 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2016)

10.31	Note Purchase Agreement dated September 14, 2016 (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on September 14, 2016)
10.32
Amendment to Sales Agreement, dated September 29, 2016, between Kilroy Realty Corporation, Kilroy Realty, L.P. and RBC Capital Markets, LLC (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2016)

10.33
Amendment to Sales Agreement, dated September 29, 2016, between Kilroy Realty Corporation, Kilroy Realty, L.P. and Jefferies LLC (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2016)

10.34
Amendment to Sales Agreement, dated September 29, 2016, between Kilroy Realty Corporation, Kilroy Realty, L.P. and KeyBanc Capital Markets Inc. (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2016)

10.35
Amendment to Sales Agreement, dated September 29, 2016, between Kilroy Realty Corporation, Kilroy Realty, L.P. and BNP Paribas Securities Corp. (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2016)

10.36
Amendment to Sales Agreement, dated September 29, 2016, between Kilroy Realty Corporation, Kilroy Realty, L.P. and J.P. Morgan Securities LLC (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2016)

10.37
Amendment to Sales Agreement, dated September 29, 2016, between Kilroy Realty Corporation, Kilroy Realty, L.P. and Barclays Capital Inc. (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2016)

10.38	Form of Time Sharing Agreement of Kilroy Realty, L.P. (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended September 30, 2016)
10.39*	Promissory Note, dated November 29, 2016
10.40*	Loan Agreement, dated November 29, 2016, by and between KR WMC, LLC and Massachusetts Mutual Life Insurance Company
10.41*	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated November 29, 2016
10.42*	Assignment of Leases and Rents, dated November 29, 2016
10.43*	Recourse Guaranty Agreement, dated November 29, 2016
10.44*	Environmental Indemnification Agreement, dated November 29, 2016
10.45†
Kilroy Realty Corporation 2007 Deferred Compensation Plan, as amended and restated effective January 1, 2017 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2016)

10.46	General Partner Guaranty Agreement, dated February 17, 2017 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-Q for the quarter ended March 31, 2017)
10.47†	Kilroy Realty 2006 Incentive Award Plan (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 23, 2017)
10.48
Second Amended and Restated Credit Agreement dated as of July 24, 2017 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-Q for the quarter ended June 30, 2017)

10.49
Second Amended and Restated Guaranty dated as of July 24, 2017 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-Q for the quarter ended on June 30, 2017)

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
101.1
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Capital, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.(1)

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