Form 10-Q
period 2018-03-31
KILROY REALTY CORP; Kilroy Realty, L.P.
filed 2018-04-27
CIK 1025996, 1493976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Kilroy Realty Corporation Yes  ☐     No   ☑
Kilroy Realty, L.P. Yes  ☐     No   ☑
As of April 20, 2018, 98,839,708 shares of Kilroy Realty Corporation common stock, par value $.01 per share, were outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2018 of Kilroy Realty Corporation and Kilroy Realty, L.P. Unless stated otherwise or the context otherwise requires, references to “Kilroy Realty Corporation” or the “Company,” “we,” “our,” and “us” mean Kilroy Realty Corporation, a Maryland corporation, and its controlled and consolidated subsidiaries, and references to “Kilroy Realty, L.P.” or the “Operating Partnership” mean Kilroy Realty, L.P., a Delaware limited partnership and its controlled and consolidated subsidiaries.
The Company is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of March 31, 2018, the Company owned an approximate 97.9% common general partnership interest in the Operating Partnership. The remaining approximate 2.1% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of the Company. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions, and refinancings and cause changes in its line of business, capital structure and distribution policies.
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
Noncontrolling interests, stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership. The common limited partnership interests in the Operating Partnership are accounted for as partners’ capital in the Operating Partnership’s financial statements and, to the extent not held by the Company, as noncontrolling interests in the Company’s financial statements. The Operating Partnership’s financial statements reflect the noncontrolling interest in Kilroy Realty Finance Partnership, L.P., a Delaware limited partnership (the “Finance Partnership”). This noncontrolling interest represents the Company’s 1% indirect general partnership interest in the Finance Partnership, which is directly held by Kilroy Realty Finance, Inc., a wholly owned subsidiary of the Company. The differences between stockholders’ equity, partners’ capital and noncontrolling interest result from the differences in the equity issued by the Company and the Operating Partnership, and in the Operating Partnership’s noncontrolling interest in the Finance Partnership.
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
To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	consolidated financial statements;

•	the following notes to the consolidated financial statements:

◦	Note 6, Stockholders’ Equity of the Company;

◦	Note 8, Partners’ Capital of the Operating Partnership;

i

◦	Note 12, Net Income Available to Common Stockholders Per Share of the Company;

◦	Note 13, Net Income Available to Common Unitholders Per Unit of the Operating Partnership;

◦	Note 14, Supplemental Cash Flow Information of the Company; and

◦	Note 15, Supplemental Cash Flow Information of the Operating Partnership;

•	“Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

◦	—Liquidity and Capital Resources of the Company;” and

◦	—Liquidity and Capital Resources of the Operating Partnership.”
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
QUARTERLY REPORT FOR THE THREE MONTHS ENDED MARCH 31, 2018

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY CORPORATION

KILROY REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2018	December 31, 2017
ASSETS	(unaudited)
REAL ESTATE ASSETS (Note 2):
Land and improvements	$1,127,100	$1,076,172
Buildings and improvements	4,987,617	4,908,797
Undeveloped land and construction in progress	1,530,949	1,432,808
Total real estate assets held for investment	7,645,666	7,417,777
Accumulated depreciation and amortization	(1,312,612)	(1,264,162)
Total real estate assets held for investment, net	6,333,054	6,153,615
CASH AND CASH EQUIVALENTS	53,069	57,649
RESTRICTED CASH	—	9,149
MARKETABLE SECURITIES (Note 11)	21,572	20,674
CURRENT RECEIVABLES, NET (Note 3)	17,602	16,926
DEFERRED RENT RECEIVABLES, NET (Note 3)	251,744	246,391
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET	181,567	183,728
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 4)	107,324	114,706
TOTAL ASSETS	$6,965,932	$6,802,838
LIABILITIES AND EQUITY
LIABILITIES:
Secured debt, net (Notes 5 and 11)	$339,501	$340,800
Unsecured debt, net (Notes 5 and 11)	2,155,794	2,006,263
Unsecured line of credit (Notes 5 and 11)	50,000	—
Accounts payable, accrued expenses and other liabilities	223,973	249,637
Accrued dividends and distributions (Note 16)	43,512	43,448
Deferred revenue and acquisition-related intangible liabilities, net	149,563	145,890
Rents received in advance and tenant security deposits	56,117	56,484
Total liabilities	3,018,460	2,842,522
COMMITMENTS AND CONTINGENCIES (Note 10)
EQUITY:
Stockholders’ Equity (Note 6):
Common stock, $.01 par value, 150,000,000 shares authorized, 98,839,708 and 98,620,333 shares issued and outstanding, respectively	988	986
Additional paid-in capital	3,816,385	3,822,492
Distributions in excess of earnings	(130,514)	(122,685)
Total stockholders’ equity	3,686,859	3,700,793
Noncontrolling Interests (Notes 1 and 7):
Common units of the Operating Partnership	77,240	77,948
Noncontrolling interests in consolidated property partnerships	183,373	181,575
Total noncontrolling interests	260,613	259,523
Total equity	3,947,472	3,960,316
TOTAL LIABILITIES AND EQUITY	$6,965,932	$6,802,838

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
REVENUES
Rental income	$162,871	$156,648
Tenant reimbursements	19,150	19,296
Other property income	801	3,364
Total revenues	182,822	179,308
EXPENSES
Property expenses	31,671	31,241
Real estate taxes	17,146	17,964
Provision for bad debts	(265)	1,298
Ground leases	1,561	1,642
General and administrative expenses	15,559	14,933
Depreciation and amortization	62,715	60,919
Total expenses	128,387	127,997
OTHER (EXPENSES) INCOME
Interest income and other net investment gain/loss (Note 11)	34	1,065
Interest expense (Note 5)	(13,498)	(17,352)
Total other (expenses) income	(13,464)	(16,287)
INCOME FROM OPERATIONS BEFORE GAINS ON SALES OF REAL ESTATE	40,971	35,024
Gains on sales of depreciable operating properties	—	2,257
NET INCOME	40,971	37,281
Net income attributable to noncontrolling common units of the Operating Partnership	(751)	(623)
Net income attributable to noncontrolling interests in consolidated property partnerships	(3,974)	(3,133)
Total income attributable to noncontrolling interests	(4,725)	(3,756)
NET INCOME ATTRIBUTABLE TO KILROY REALTY CORPORATION	36,246	33,525
Preferred dividends	—	(3,351)
Original issuance costs of redeemed preferred stock and preferred units	—	(3,845)
Total preferred dividends	—	(7,196)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$36,246	$26,329
Net income available to common stockholders per share – basic (Note 12)	$0.36	$0.27
Net income available to common stockholders per share – diluted (Note 12)	$0.36	$0.26
Weighted average common shares outstanding – basic (Note 12)	98,744,220	97,388,137
Weighted average common shares outstanding – diluted (Note 12)	99,213,610	98,018,157
Dividends declared per common share	$0.425	$0.375

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share and per share/unit data)

		Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings / (Distributions in Excess of Earnings)
BALANCE AS OF DECEMBER 31, 2016	$192,411	93,219,439	$932	3,457,649	$(107,997)	$3,542,995	$216,322	$3,759,317
Net income					33,525	33,525	3,756	37,281
Redemption of Series G Preferred stock	(96,155)				(3,845)	(100,000)		(100,000)
Issuance of common stock		4,427,500	44	308,805		308,849		308,849
Issuance of share-based compensation awards				4,164		4,164		4,164
Non-cash amortization of share-based compensation				6,169		6,169		6,169
Exercise of stock options		200,000	2	8,520		8,522		8,522
Settlement of restricted stock units for shares of common stock		257,824	3	(3)		—		—
Repurchase of common stock, stock options and restricted stock units		(134,065)	(1)	(11,013)		(11,014)		(11,014)
Exchange of common units of the Operating Partnership		304,350	3	10,936		10,939	(10,939)	—
Contributions from noncontrolling interests in consolidated property partnerships						—	250	250
Distributions to noncontrolling interests in consolidated property partnerships						—	(4,728)	(4,728)
Adjustment for noncontrolling interest				(2,936)		(2,936)	2,936	—
Preferred dividends					(3,351)	(3,351)		(3,351)
Dividends declared per common share and common unit ($0.375 per share/unit)					(38,539)	(38,539)	(779)	(39,318)
BALANCE AS OF MARCH 31, 2017	$96,256	98,275,048	$983	$3,782,291	$(120,207)	$3,759,323	$206,818	$3,966,141

	Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AS OF DECEMBER 31, 2017	98,620,333	$986	$3,822,492	$(122,685)	$3,700,793	$259,523	$3,960,316
Net income				36,246	36,246	4,725	40,971
Issuance of share-based compensation awards			1,864		1,864		1,864
Non-cash amortization of share-based compensation			5,094		5,094		5,094
Settlement of restricted stock units for shares of common stock	405,067	4	(4)		—		—
Repurchase of common stock, stock options and restricted stock units	(192,195)	(2)	(13,640)		(13,642)		(13,642)
Exchange of common units of the Operating Partnership	6,503	—	244		244	(244)	—
Distributions to noncontrolling interests in consolidated property partnerships					—	(2,177)	(2,177)
Adjustment for noncontrolling interest			335		335	(335)	—
Dividends declared per common share and common unit ($0.425 per share/unit)				(44,075)	(44,075)	(879)	(44,954)
BALANCE AS OF MARCH 31, 2018	98,839,708	$988	$3,816,385	$(130,514)	$3,686,859	$260,613	$3,947,472

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,971	$37,281
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	61,677	59,734
Depreciation of non-real estate furniture, fixtures and equipment	1,038	1,185
(Decrease) increase in provision for bad debts	(265)	1,298
Non-cash amortization of share-based compensation awards	3,598	4,134
Non-cash amortization of deferred financing costs and debt discounts and premiums	315	738
Non-cash amortization of net below market rents	(2,543)	(2,412)
Gain on sale of depreciable operating properties	—	(2,257)
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements	(4,281)	(3,695)
Straight-line rents	(5,359)	(7,611)
Net change in other operating assets	(4,640)	(1,811)
Net change in other operating liabilities	3,598	9,791
Net cash provided by operating activities	94,109	96,375
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for development properties and undeveloped land	(111,424)	(67,957)
Expenditures for acquisition of operating properties (Note 2)	(111,029)	—
Expenditures for operating properties	(35,302)	(21,446)
Net proceeds received from dispositions	—	11,865
Net increase in acquisition-related deposits	(5,000)	(8,850)
Proceeds received from repayment of note receivable (Note 3)	15,100	—
Net cash used in investing activities	(247,655)	(86,388)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on unsecured revolving credit facility (Note 5)	90,000	—
Repayments on unsecured revolving credit facility (Note 5)	(10,000)	—
Borrowings on unsecured debt (Note 5)	120,000	—
Principal payments on secured debt	(878)	(2,705)
Proceeds from the issuance of unsecured debt	—	250,000
Financing costs	(460)	(1,866)
Net proceeds from issuance of common stock	—	308,849
Redemption of Series G Preferred stock	—	(100,000)
Repurchase of common stock and restricted stock units	(13,642)	(11,014)
Proceeds from exercise of stock options	—	8,522
Distributions to noncontrolling interests in consolidated property partnerships	(2,170)	(4,728)
Contributions from noncontrolling interests in consolidated property partnerships	—	250
Dividends and distributions paid to common stockholders and common unitholders	(43,033)	(217,643)
Dividends and distributions paid to preferred stockholders and preferred unitholders	—	(4,191)
Net cash provided by financing activities	139,817	225,474
Net (decrease) increase in cash and cash equivalents and restricted cash	(13,729)	235,461
Cash and cash equivalents and restricted cash, beginning of period	66,798	250,129
Cash and cash equivalents and restricted cash, end of period	$53,069	$485,590

See accompanying notes to consolidated financial statements.

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY, L.P.

KILROY REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	March 31, 2018	December 31, 2017
ASSETS	(unaudited)
REAL ESTATE ASSETS (Note 2):
Land and improvements	$1,127,100	$1,076,172
Buildings and improvements	4,987,617	4,908,797
Undeveloped land and construction in progress	1,530,949	1,432,808
Total real estate assets held for investment	7,645,666	7,417,777
Accumulated depreciation and amortization	(1,312,612)	(1,264,162)
Total real estate assets held for investment, net	6,333,054	6,153,615
CASH AND CASH EQUIVALENTS	53,069	57,649
RESTRICTED CASH	—	9,149
MARKETABLE SECURITIES (Note 11)	21,572	20,674
CURRENT RECEIVABLES, NET (Note 3)	17,602	16,926
DEFERRED RENT RECEIVABLES, NET (Note 3)	251,744	246,391
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET	181,567	183,728
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 4)	107,324	114,706
TOTAL ASSETS	$6,965,932	$6,802,838
LIABILITIES AND CAPITAL
LIABILITIES:
Secured debt, net (Notes 5 and 11)	$339,501	$340,800
Unsecured debt, net (Notes 5 and 11)	2,155,794	2,006,263
Unsecured line of credit (Notes 5 and 11)	50,000	—
Accounts payable, accrued expenses and other liabilities	223,973	249,637
Accrued distributions (Note 16)	43,512	43,448
Deferred revenue and acquisition-related intangible liabilities, net	149,563	145,890
Rents received in advance and tenant security deposits	56,117	56,484
Total liabilities	3,018,460	2,842,522
COMMITMENTS AND CONTINGENCIES (Note 10)
CAPITAL:
Common units, 98,839,708 and 98,620,333 held by the general partner and 2,070,690 and 2,077,193 held by common limited partners issued and outstanding, respectively (Note 8)	3,759,196	3,773,941
Noncontrolling interests in consolidated property partnerships and subsidiaries (Note 1)	188,276	186,375
Total capital	3,947,472	3,960,316
TOTAL LIABILITIES AND CAPITAL	$6,965,932	$6,802,838

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2018	2017
REVENUES
Rental income	$162,871	$156,648
Tenant reimbursements	19,150	19,296
Other property income	801	3,364
Total revenues	182,822	179,308
EXPENSES
Property expenses	31,671	31,241
Real estate taxes	17,146	17,964
Provision for bad debts	(265)	1,298
Ground leases	1,561	1,642
General and administrative expenses	15,559	14,933
Depreciation and amortization	62,715	60,919
Total expenses	128,387	127,997
OTHER (EXPENSES) INCOME
Interest income and other net investment gain/loss (Note 11)	34	1,065
Interest expense (Note 5)	(13,498)	(17,352)
Total other (expenses) income	(13,464)	(16,287)
INCOME FROM OPERATIONS BEFORE GAINS ON SALES OF REAL ESTATE	40,971	35,024
Gains on sales of depreciable operating properties	—	2,257
NET INCOME	40,971	37,281
Net income attributable to noncontrolling interests in consolidated property partnerships and subsidiaries	(4,078)	(3,227)
NET INCOME ATTRIBUTABLE TO KILROY REALTY, L.P.	36,893	34,054
Preferred distributions	—	(3,351)
Original issuance costs of redeemed preferred units	—	(3,845)
Total preferred distributions	—	(7,196)
NET INCOME AVAILABLE TO COMMON UNITHOLDERS	$36,893	$26,858
Net income available to common unitholders per unit – basic (Note 13)	$0.36	$0.26
Net income available to common unitholders per unit – diluted (Note 13)	$0.36	$0.26
Weighted average common units outstanding – basic (Note 13)	100,815,477	99,691,684
Weighted average common units outstanding – diluted (Note 13)	101,284,867	100,321,704
Dividends declared per common unit	$0.425	$0.375

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(Unaudited; in thousands, except unit and per unit data)

	Partners’ Capital			Total Partners’ Capital	Noncontrolling Interests in Consolidated Property Partnerships and Subsidiaries
	Preferred Units	Number of Common Units	Common Units			Total Capital
BALANCE AS OF DECEMBER 31, 2016	$192,411	95,600,982	$3,431,768	$3,624,179	$135,138	$3,759,317
Net income			34,054	34,054	3,227	37,281
Redemption of Series G Preferred units	(96,155)		(3,845)	(100,000)		(100,000)
Issuance of common units		4,427,500	308,849	308,849		308,849
Issuance of share-based compensation awards			4,164	4,164		4,164
Non-cash amortization of share-based compensation			6,169	6,169		6,169
Exercise of stock options		200,000	8,522	8,522		8,522
Settlement of restricted stock units		257,824	—	—		—
Repurchase of common units, stock options and restricted stock units		(134,065)	(11,014)	(11,014)		(11,014)
Contributions from noncontrolling interests in consolidated property partnerships			—	—	250	250
Distributions to noncontrolling interests in consolidated property partnerships					(4,728)	(4,728)
Preferred distributions			(3,351)	(3,351)		(3,351)
Distributions declared per common unit ($0.375 per unit)			(39,318)	(39,318)		(39,318)
BALANCE AS OF MARCH 31, 2017	$96,256	100,352,241	$3,735,998	$3,832,254	$133,887	$3,966,141

	Partners’ Capital		Noncontrolling Interests in Consolidated Property Partnerships and Subsidiaries
	Number of Common Units	Common Units		Total Capital
BALANCE AS OF DECEMBER 31, 2017	100,697,526	$3,773,941	$186,375	$3,960,316
Net income		36,893	4,078	40,971
Issuance of share-based compensation awards		1,864		1,864
Non-cash amortization of share-based compensation		5,094		5,094
Settlement of restricted stock units	405,067	—		—
Repurchase of common units, stock options and restricted stock units	(192,195)	(13,642)		(13,642)
Distributions to noncontrolling interests in consolidated property partnerships			(2,177)	(2,177)
Distributions declared per common unit ($0.425 per unit)		(44,954)		(44,954)
BALANCE AS OF MARCH 31, 2018	100,910,398	$3,759,196	$188,276	$3,947,472

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,971	$37,281
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	61,677	59,734
Depreciation of non-real estate furniture, fixtures and equipment	1,038	1,185
(Decrease) increase in provision for bad debts	(265)	1,298
Non-cash amortization of share-based compensation awards	3,598	4,134
Non-cash amortization of deferred financing costs and debt discounts and premiums	315	738
Non-cash amortization of net below market rents	(2,543)	(2,412)
Gain on sale of depreciable operating properties	—	(2,257)
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements	(4,281)	(3,695)
Straight-line rents	(5,359)	(7,611)
Net change in other operating assets	(4,640)	(1,811)
Net change in other operating liabilities	3,598	9,791
Net cash provided by operating activities	94,109	96,375
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for development properties and undeveloped land	(111,424)	(67,957)
Expenditures for acquisition of operating properties (Note 2)	(111,029)	—
Expenditures for operating properties	(35,302)	(21,446)
Net proceeds received from dispositions	—	11,865
Net increase in acquisition-related deposits	(5,000)	(8,850)
Proceeds received from repayment of note receivable (Note 3)	15,100	—
Net cash used in investing activities	(247,655)	(86,388)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on unsecured revolving credit facility (Note 5)	90,000	—
Repayments on unsecured revolving credit facility (Note 5)	(10,000)	—
Borrowings on unsecured debt (Note 5)	120,000	—
Principal payments on secured debt	(878)	(2,705)
Proceeds from the issuance of unsecured debt	—	250,000
Financing costs	(460)	(1,866)
Net proceeds from issuance of common units	—	308,849
Redemption of Series G Preferred units	—	(100,000)
Repurchase of common units and restricted stock units	(13,642)	(11,014)
Proceeds from exercise of stock options	—	8,522
Distributions to noncontrolling interests in consolidated property partnerships	(2,170)	(4,728)
Contributions from noncontrolling interests in consolidated property partnerships	—	250
Distributions paid to common unitholders	(43,033)	(217,643)
Distributions paid to preferred unitholders	—	(4,191)
Net cash provided by financing activities	139,817	225,474
Net (decrease) increase in cash and cash equivalents and restricted cash	(13,729)	235,461
Cash and cash equivalents and restricted cash, beginning of period	66,798	250,129
Cash and cash equivalents and restricted cash, end of period	$53,069	$485,590

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization, Ownership and Basis of Presentation

Organization and Ownership

Kilroy Realty Corporation (the “Company”) is a self-administered real estate investment trust (“REIT”) active in premier office and mixed-use submarkets along the West Coast. We own, develop, acquire and manage real estate assets, consisting primarily of Class A properties in the coastal regions of Greater Los Angeles, Orange County, San Diego County, the San Francisco Bay Area and Greater Seattle, which we believe have strategic advantages and strong barriers to entry. Class A real estate encompasses attractive and efficient buildings of high quality that are attractive to tenants, are well-designed and constructed with above-average material, workmanship and finishes and are well-maintained and managed. We qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “KRC.”

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

Our stabilized portfolio of operating properties was comprised of the following properties at March 31, 2018:

	Number of Buildings	Rentable Square Feet (unaudited)	Number of Tenants	Percentage Occupied (unaudited)	Percentage Leased (unaudited)
Stabilized Office Properties	104	13,866,127	515	94.3%	96.7%

	Number of Buildings	Number of Units	2018 Average Occupancy (unaudited)
Stabilized Residential Property	1	200	83.0%

Our stabilized portfolio includes all of our properties with the exception of development and redevelopment properties currently under construction or committed for construction, “lease-up” properties, real estate assets held for sale and undeveloped land. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We define “lease-up” properties as office and retail properties we recently developed or redeveloped that have not yet reached 95% occupancy and are within one year following cessation of major construction activities. There were no operating properties in “lease-up” or held for sale as of March 31, 2018.

As of March 31, 2018, the following properties were excluded from our stabilized portfolio. We did not have any redevelopment properties at March 31, 2018.

	Number of Properties/Projects	Estimated Rentable Square Feet (1)
Development projects under construction (2)	5	2,106,000
________________________

(1)	Estimated rentable square feet upon completion.

(2)
Includes 86,000 square feet of Production, Distribution, and Repair (“PDR”) space. In addition to the estimated office rentable square feet noted above, development projects under construction also include 120,000 square feet of retail space and 237 residential units.

Our stabilized portfolio also excludes our future development pipeline, which as of March 31, 2018 was comprised of six potential development sites, representing approximately 46 gross acres of undeveloped land.

As of March 31, 2018, all of our properties and development projects were owned and all of our business was conducted in the state of California with the exception of twelve office properties and one development project under construction located in

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the state of Washington. All of our properties and development projects are 100% owned, excluding four office properties owned by three consolidated property partnerships and an office project held by a consolidated variable interest entity for future transactions intended to qualify as like-kind exchanges pursuant to Section 1031 of the Code (“Section 1031 Exchanges”).

Two of the three property partnerships, 100 First Street Member, LLC (“100 First LLC”) and 303 Second Street Member, LLC (“303 Second LLC”), each owned one office property in San Francisco, California through subsidiary REITs. As of March 31, 2018, the Company owned a 56% common equity interest in both 100 First LLC and 303 Second LLC. The third property partnership, Redwood City Partners, LLC (“Redwood LLC”) owned two office properties in Redwood City, California. As of March 31, 2018, the Company owned an approximate 93% common equity interest in Redwood LLC. The remaining interests in all three property partnerships were owned by unrelated third parties.

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

As of March 31, 2018, the Company owned an approximate 97.9% common general partnership interest in the Operating Partnership. The remaining approximate 2.1% common limited partnership interest in the Operating Partnership as of March 31, 2018 was owned by non-affiliated investors and certain of our executive officers and directors. Both the general and limited common partnership interests in the Operating Partnership are denominated in common units. Generally, the number of common units held by the Company is equivalent to the number of outstanding shares of the Company’s common stock, and the rights of all the common units to quarterly distributions and payments in liquidation mirror those of the Company’s common stockholders. The common limited partners have certain redemption rights as provided in the Operating Partnership’s Seventh Amended and Restated Agreement of Limited Partnership, as amended, the “Partnership Agreement.”

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

The accompanying interim financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The interim financial statements for the Company and the Operating Partnership should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2017.

Variable Interest Entities
The Operating Partnership is a variable interest entity (“VIE”) of the Company as the Operating Partnership is a limited partnership in which the common limited partners do not have substantive kick-out or participating rights. At March 31, 2018, the consolidated financial statements of the Company included three VIEs in addition to the Operating Partnership: 100 First LLC, 303 Second LLC, and an entity established during the first quarter of 2018 to facilitate potential future Section 1031 Exchanges. At March 31, 2018, the Company and the Operating Partnership were determined to be the primary beneficiaries of these three VIEs since we had the ability to control the activities that most significantly impact each of the VIE’s economic performance. As of March 31, 2018, the three VIEs’ total assets, liabilities and noncontrolling interests included on our consolidated balance sheet were approximately $543.5 million (of which $489.4 million related to real estate held for investment), approximately $31.5 million and approximately $177.2 million, respectively. Revenues, income and net assets generated by 100 First LLC and 303 Second LLC may only be used to settle their contractual obligations, which primarily consist of operating expenses, capital expenditures and required distributions.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2017, the consolidated financial statements of the Company and the Operating Partnership included two VIEs in which we were deemed to be the primary beneficiary: 100 First LLC and 303 Second LLC. At December 31, 2017, the impact of consolidating the VIEs increased the Company’s total assets, liabilities and noncontrolling interests on our consolidated balance sheet by approximately $426.5 million (of which $382.1 million related to real estate held for investment), approximately $27.3 million and approximately $175.4 million, respectively.
Accounting Pronouncements Adopted January 1, 2018
Effective January 1, 2018, we adopted Financial Accounting Standards Board (“FASB”) ASU No. 2014-09 “Revenue From Contracts with Customers (Topic 606)” (“ASU 2014-09”) and the related FASB ASU Nos. 2016-12 and 2016-20, which provide practical expedients, technical corrections, and improvements for certain aspects of ASU 2014-09, on a modified retrospective basis. ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue from contracts with customers and supersedes most of the existing revenue recognition guidance.
We evaluated each of the Company’s revenue streams to determine the sources of revenue that are impacted by ASU 2014-09 and concluded that two revenue streams, sales of real estate and revenue from our multi-tenant parking arrangements, fall within the scope of Topic 606. We evaluated the impact of the adoption of the guidance on the timing of gain recognition for our historical dispositions and concluded there was no impact to our consolidated financial statements given the simplicity and straight forward nature of our historical disposition transactions. We also evaluated the impact of the guidance on the timing and pattern of revenue recognition for our multi-tenant parking arrangements and determined there was no impact to our consolidated financial statements. We generally provide parking for our multi-tenant properties based on the prevailing market rate per parking space, which adjusts based on prevailing market rates during the tenant’s occupancy, and we recognize parking revenue as parking spaces are utilized by the tenant. Given the structure of these arrangements whereby the amount of parking revenue we recognize corresponds directly to the tenant’s use, we were able to apply the practical expedient provided in Accounting Standards Codification (“ASC”) 606-10-50-14(b) (the “right to invoice” practical expedient). As a result of applying this practical expedient, we are not required to disclose the transaction price allocated to future performance obligations for multi-tenant parking since we cannot predict or estimate the use of such parking spaces. During the three months ended March 31, 2018 and 2017, we recognized $6.6 million and $6.7 million, respectively, of parking revenue for arrangements that are within the scope of Topic 606, which is included in rental revenues on our consolidated statements of operations. We concluded that the adoption of Topic 606 did not have an impact on our consolidated financial statements or a material impact on the notes to our consolidated financial statements.
Effective January 1, 2018, we adopted FASB ASU No. 2017-09 “Compensation - Stock Compensation (Topic 718)” on a prospective basis. Under the guidance, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions, and classification as an equity or liability instrument remain the same immediately before and after the change. The adoption of this guidance did not have an impact on our consolidated financial statements or notes to our consolidated financial statements.

Effective January 1, 2018, we adopted FASB ASU No. 2017-05 “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20)” (“ASU 2017-05”) on a retrospective basis. This standard clarifies the scope of the original guidance within Subtopic 610-20 “Gains and Losses from the Derecognition of Nonfinancial Assets” that was issued in connection with ASU 2014-09 which provided guidance for recognizing gains and losses from the transfer of nonfinancial assets in transactions with noncustomers. Additionally, ASU 2017-05 adds guidance pertaining to the partial sales of real estate and clarifies that nonfinancial assets within the scope of ASC 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. We evaluated the impact of the new amendments on our historical transactions and concluded that there was no impact. As such, the adoption of this guidance did not have an impact on our consolidated financial statements or notes to our consolidated financial statements.

Effective January 1, 2018, we adopted FASB ASU No. 2016-15 (“ASU 2016-15”) which provides guidance where there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows, on a retrospective basis. The adoption of this guidance did not have an impact on our consolidated financial statements or notes to our consolidated financial statements.
Effective January 1, 2018, we adopted FASB ASU No. 2016-01 (“ASU 2016-01”) which amends the accounting guidance on the classification and measurement of financial instruments and FASB ASU No. 2018-03 (“ASU 2018-03”) which provides technical corrections and improvements to ASU 2016-01, on a modified retrospective basis. The amendments require that all investments in equity securities, including other ownership interests, are reported at fair value with changes in fair value reported

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

in net income. This requirement does not apply to investments that qualify for equity method accounting or to those that result in consolidation of the investee or for which the entity has elected the predictability exception to fair value measurement. Additionally, the amendments require that the portion of the total fair value change caused by a change in instrument-specific credit risk for financial liabilities for which the fair value option has been elected would be recognized in other comprehensive income. Any accumulated amount remaining in other comprehensive income is reclassified to earnings when the liability is extinguished. The adoption of this guidance did not have an impact on our consolidated financial statements or notes to our consolidated financial statements since our only financial instruments within the scope of ASU 2016-01 and 2018-03 are the marketable securities related to our deferred compensation plan which are classified as trading securities and marked to market at fair value through earnings each reporting period.
Accounting Pronouncements Effective January 1, 2019

ASU No. 2016-02 “Leases (Topic 842)”

On February 25, 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842)” (“ASU 2016-02”) to amend the accounting guidance for leases. The accounting applied by a lessor is largely unchanged under ASU 2016-02. However, the standard requires lessees to recognize lease assets and lease liabilities for leases classified as operating leases on the balance sheet. Lessees will recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it will recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. We continue to have an active project team, led by senior accounting management, that is proactively working to analyze and evaluate the impact of the guidance on our consolidated financial statements.
In January 2018, the FASB released an exposure draft to amend ASU No. 2016-02 that would (1) simplify transition requirements for both lessees and lessors by adding an option that would permit an organization to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented in its financial statements and (2) provide a practical expedient for lessors that would permit lessors to make an accounting policy election to not separate nonlease components from the associated lease components if certain criteria are met.
In March 2018, the FASB decided to finalize the changes with respect to optional transition relief and approved a practical expedient for lessors that would permit lessors to make an accounting policy election to not separate nonlease components from the associated lease components, by class of underlying asset, if the following two criteria are met: (1) the timing and pattern of transfer of the lease and nonlease components are the same and (2) the lease component would be classified as an operating lease if accounted for separately. For leases where we are the lessor, we currently believe that we will elect the optional transition relief and that we will meet the noted criteria to not be required to bifurcate and separately report nonlease components, such as common area maintenance revenue, for operating leases on our consolidated statements of operations. As a result, we currently believe that leases where we are the lessor will be accounted for in a similar method to existing standards with the underlying leased asset being reported and recognized as a real estate asset. The FASB is expected to issue an Accounting Standards Update codifying these changes in the coming months. We currently expect to adopt ASU 2016-02 using the practical expedients proposed in the standard and the changes approved by the FASB.
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
For leases where we are the lessee, specifically for our ground leases, we currently believe that the adoption of the standard will significantly change the accounting on our consolidated balance sheets since both existing ground leases and any future ground leases will be required to be recorded on the Company’s consolidated balance sheets as an obligation of the Company. We currently believe that existing ground leases executed before the January 1, 2019 adoption date will continue to be accounted for as operating leases and the new guidance will not have a material impact on our recognition of ground lease expense or our results of operations. However, we believe that we will be required to recognize a right of use asset and a lease liability on our consolidated balance sheets equal to the present value of the minimum lease payments required in accordance with each ground lease. As of March 31, 2018, our future undiscounted minimum rental payments under these leases totaled $250.2 million, with several of the leases

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

containing provisions for rental payments to fluctuate based on fair market value and operating income measurements with expirations through 2093. In addition, we currently believe that for new ground leases entered into after the adoption date of the new standard, such leases could be required to be accounted for as financing type leases, resulting in ground lease expense recorded using the effective interest method instead of on a straight-line basis over the term of the lease. This could have a significant impact on our results of operations if we enter into material new ground leases after the date of adoption since ground lease expense calculated using the effective interest method results in an increased amount of ground lease expense in the earlier years of a ground lease as compared to the current straight-line method.
Accounting Pronouncements Effective in 2020 and Beyond

ASU No. 2016-13 “Financial Instruments - Credit Losses (Topic 326)”

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
2.    Acquisitions

Operating Property Acquisitions

During the three months ended March 31, 2018, we acquired the three operating properties listed below from an unrelated third party. The acquisition was funded with proceeds from the Company’s unsecured revolving credit facility and unsecured term loan facility.

Property	Date of Acquisition	Number of Buildings	Rentable Square Feet (unaudited)	Purchase Price (in millions) (1)
345, 347 & 349 Oyster Point Boulevard, South San Francisco, CA	January 31, 2018	3	145,530	$111.0
________________________

(1)	Excludes acquisition-related costs.

The related assets, liabilities and results of operations of the acquired property are included in the consolidated financial statements as of the date of acquisition. The following table summarizes the assets acquired and liabilities assumed as of the date of acquisition, excluding acquisition-related costs:

Total 2018 Operating Property Acquisitions

Assets
Land and improvements	$50,928
Buildings and improvements (1)	59,123
Deferred leasing costs and acquisition-related intangible assets (2)	4,470
Total assets acquired	114,521
Liabilities
Deferred revenue and acquisition-related intangible liabilities (3)	3,521
Total liabilities assumed	3,521
Net assets and liabilities acquired	$111,000
________________________

(1)	Represents buildings, building improvements and tenant improvements.

(2)
Represents in-place leases (approximately $3.8 million with a weighted average amortization period of 2.6 years) and leasing commissions (approximately $0.7 million with a weighted average amortization period of 3.5 years).

(3)	Represents below-market leases (approximately $3.5 million with a weighted average amortization period of 9.8 years).

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.    Receivables

Current Receivables, net

Current receivables, net consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(in thousands)
Current receivables	$19,630	$19,235
Allowance for uncollectible tenant receivables	(2,028)	(2,309)
Current receivables, net	$17,602	$16,926

Deferred Rent Receivables, net

Deferred rent receivables, net consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(in thousands)
Deferred rent receivables	$254,969	$249,629
Allowance for deferred rent receivables	(3,225)	(3,238)
Deferred rent receivables, net	$251,744	$246,391

4.    Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net consisted of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(in thousands)
Furniture, fixtures and other long-lived assets, net	$38,541	$39,686
Note receivable (1)	4,867	19,912
Prepaid expenses & acquisition deposits	63,916	55,108
Total prepaid expenses and other assets, net	$107,324	$114,706
________________________

(1)	During the three months ended March 31, 2018, a note receivable with a balance of $15.1 million was repaid to the Company.

5.    Secured and Unsecured Debt of the Operating Partnership

The Company generally guarantees all of the Operating Partnership’s unsecured debt obligations including the unsecured revolving credit facility, the unsecured term loan facility and all of the unsecured senior notes.

Unsecured Revolving Credit Facility and Term Loan Facility

The following table summarizes the balance and terms of our unsecured revolving credit facility as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(in thousands)
Outstanding borrowings	$50,000	$—
Remaining borrowing capacity	700,000	750,000
Total borrowing capacity (1)	$750,000	$750,000
Interest rate (2)	2.72%	2.56%
Facility fee-annual rate (3)	0.200%
Maturity date	July 2022

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

(2)	Our unsecured revolving credit facility interest rate was calculated based on an annual rate of LIBOR plus 1.000% as of March 31, 2018 and December 31, 2017.

(3)
Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of March 31, 2018 and December 31, 2017, $5.7 million and $6.0 million of unamortized deferred financing costs, respectively, which are included in prepaid expenses and other assets, net on our consolidated balance sheets, remained to be amortized through the maturity date of our unsecured revolving credit facility.

The Company intends to borrow under the unsecured revolving credit facility from time to time for general corporate purposes, to finance development and redevelopment expenditures, to fund potential acquisitions and to potentially repay long-term debt.

During the three months ended March 31, 2018, we borrowed the full $150.0 million borrowing capacity of our unsecured term loan facility. In connection with the funding of the outstanding borrowings, we transferred $30.0 million of outstanding borrowings under the unsecured revolving credit facility to the balance of our unsecured term loan facility. As a result, only $120.0 million of cash proceeds were received from the funding of the unsecured term loan facility. The following table summarizes the balance and terms of our unsecured term loan facility as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(in thousands)
Outstanding borrowings	$150,000	$—
Remaining borrowing capacity	—	150,000
Total borrowing capacity (1)(2)	$150,000	$150,000
Interest rate (3)	2.90%	2.66%
Undrawn facility fee-annual rate (4)	0.200%
Maturity date	July 2022
________________________

(1)
In July 2017, the Facility was amended to include a 12-month delayed draw option on the unsecured term loan facility. The Company may repay amounts under the unsecured term loan facility through July 2018, however, no additional draws may be made.

(2)
As of March 31, 2018 and December 31, 2017, $1.1 million and $1.2 million of unamortized deferred financing costs, respectively, remained to be amortized through the maturity date of our unsecured term loan facility.

(3)	Our unsecured term loan facility interest rate was calculated based on an annual rate of LIBOR plus 1.100% as of March 31, 2018 and December 31, 2017.

(4)	Prior to borrowing the full capacity of our unsecured term loan facility, the undrawn facility fee was calculated based on any unused borrowing capacity and was paid on a quarterly basis.

Debt Covenants and Restrictions

The unsecured revolving credit facility, unsecured term loan facility, unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a minimum fixed-charge coverage ratio, a minimum unsecured debt ratio and a minimum unencumbered asset pool debt service coverage ratio. Noncompliance with one or more of the covenants and restrictions could result in the full principal balance of the associated debt becoming immediately due and payable. We believe we were in compliance with all of our debt covenants as of March 31, 2018.

Debt Maturities

The following table summarizes the stated debt maturities and scheduled amortization payments of our issued and outstanding debt, excluding unamortized debt discounts, premiums and deferred financing costs, as of March 31, 2018:

Year	(in thousands)
Remaining 2018	$2,706
2019	76,309
2020	255,137
2021	5,342
2022	205,554
Thereafter	2,018,469
Total (1)	$2,563,517
________________________

(1)
Includes gross principal balance of outstanding debt before the effect of the following at March 31, 2018: $14.3 million of unamortized deferred financing costs for the unsecured term loan facility, unsecured senior notes and secured debt, $6.1 million of unamortized discounts for the unsecured senior notes and $2.1 million of unamortized premiums for the secured debt.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Capitalized Interest and Loan Fees

The following table sets forth gross interest expense, including debt discount/premium and deferred financing cost amortization, net of capitalized interest, for the three months ended March 31, 2018 and 2017. The interest expense capitalized was recorded as a cost of development and increased the carrying value of undeveloped land and construction in progress.

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Gross interest expense	$27,080	$27,515
Capitalized interest and deferred financing costs	(13,582)	(10,163)
Interest expense	$13,498	$17,352

6.    Stockholders’ Equity of the Company

At-The-Market Stock Offering Program

Under our current at-the-market stock offering program, which commenced in December 2014, we may offer and sell shares of our common stock having an aggregate gross sales price of up to $300.0 million from time to time in “at-the-market” offerings. No shares of common stock were sold under this program during the three months ended March 31, 2018. Since commencement of the program through March 31, 2018, we have sold 2,694,242 shares of common stock having an aggregate gross sales price of $200.1 million. As of March 31, 2018, shares of common stock having an aggregate gross sales price of up to $99.9 million remain available to be sold under this program. Actual future sales will depend upon a variety of factors, including but not limited to market conditions, the trading price of the Company’s common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

7.    Noncontrolling Interests on the Company’s Consolidated Financial Statements

Common Units of the Operating Partnership

The Company owned an approximate 97.9% common general partnership interest in the Operating Partnership as of March 31, 2018, December 31, 2017 and March 31, 2017, respectively. The remaining approximate 2.1% common limited partnership interest as of March 31, 2018, December 31, 2017 and March 31, 2017, respectively, was owned by non-affiliated investors and certain of our executive officers and directors in the form of noncontrolling common units. There were 2,070,690, 2,077,193 and 2,077,193 common units outstanding held by these investors, executive officers and directors as of March 31, 2018, December 31, 2017 and March 31, 2017, respectively.

The noncontrolling common units may be redeemed by unitholders for cash. Except under certain circumstances, we, at our option, may satisfy the cash redemption obligation with shares of the Company’s common stock on a one-for-one basis. If satisfied in cash, the value for each noncontrolling common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable redemption date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $146.1 million and $154.5 million as of March 31, 2018 and December 31, 2017, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each noncontrolling common unit in the event of our termination or liquidation. In the event of our termination or liquidation, it is expected in most cases that each common unit would be entitled to a liquidating distribution equal to the liquidating distribution payable in respect of each share of the Company’s common stock.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.    Partners’ Capital of the Operating Partnership

Common Units Outstanding

The following table sets forth the number of common units held by the Company and the number of common units held by non-affiliated investors and certain of our executive officers and directors in the form of noncontrolling common units as well as the ownership interest held on each respective date:

	March 31, 2018	December 31, 2017	March 31, 2017
Company owned common units in the Operating Partnership	98,839,708	98,620,333	98,275,048
Company owned general partnership interest	97.9%	97.9%	97.9%
Noncontrolling common units of the Operating Partnership	2,070,690	2,077,193	2,077,193
Ownership interest of noncontrolling interest	2.1%	2.1%	2.1%

For further discussion of the noncontrolling common units as of March 31, 2018 and December 31, 2017, refer to Note 7.

9.    Share-Based Compensation

Stockholder Approved Equity Compensation Plans

As of March 31, 2018, we maintained one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan, as amended (the “2006 Plan”). As of March 31, 2018, approximately 1.8 million shares were available for grant under the 2006 Plan. The calculation of shares available for grant is presented after taking into account a reserve for a sufficient number of shares to cover the vesting and payment of 2006 Plan awards that were outstanding on that date, including performance-based vesting awards at (i) levels actually achieved for the performance conditions (as defined below) for which the performance period has been completed and (ii) at target levels for the performance or market conditions (as defined below) for awards still in a performance period.

2018 Share-Based Compensation Grants

In January and February 2018, the Executive Compensation Committee of the Company’s Board of Directors awarded 282,038 restricted stock units (“RSUs”) to certain officers of the Company under the 2006 Plan, which included 158,205 RSUs (at the target level of performance) that are subject to market and/or performance-based vesting requirements (the “2018 Performance-Based RSUs”) and 123,833 RSUs that are subject to time-based vesting requirements (the “2018 Time-Based RSUs”).

2018 Performance-Based RSU Grant

The 2018 Performance-Based RSUs are scheduled to vest at the end of a three-year period (consisting of calendar years 2018-2020). A target number of 2018 Performance-Based RSUs were awarded, and the final number of 2018 Performance-Based RSUs that vest (which may be more or less than the target number) will be based upon (1) the achievement of pre-set FFO per share goals for the year ending December 31, 2018 that applies to 100% of the Performance-Based RSUs awarded (the “FFO performance condition”) and (2) a performance measure that applies to 50% of the award based upon a measure of the Company’s average debt to EBITDA ratio for the three-year performance period (the “debt to EBITDA ratio performance condition”) and a market measure that applies to the other 50% of the award based upon the relative ranking of the Company’s total stockholder return for the three-year performance period compared to the total stockholder returns of an established comparison group of companies over the same period (the “market condition”). The 2018 Performance-Based RSUs are also subject to a three-year service vesting provision and are scheduled to cliff vest on the date the final vesting percentage is determined following the end of the three-year performance period under the awards. The number of 2018 Performance-Based RSUs ultimately earned could fluctuate from the target number of 2018 Performance-Based RSUs granted based upon the levels of achievement for the FFO performance condition, the debt to EBITDA ratio performance condition, the market condition, and the extent to which the service vesting condition is satisfied. The estimate of the number of 2018 Performance-Based RSUs earned is evaluated quarterly during the performance period based on our estimate for each of the performance conditions measured against the applicable goals. As of March 31, 2018, the number of 2018 Performance-Based RSUs estimated to be earned based on the Company’s estimate of the performance conditions measured against the applicable goals was 158,205, and the compensation cost recorded to date for this program was based on that estimate. Compensation expense for the 2018 Performance-Based RSU grant will be recorded on a straight-line basis over the three-year period.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Each 2018 Performance-Based RSU represents the right, subject to the applicable vesting conditions, to receive one share of our common stock in the future. The determination of the grant date fair value of the portion of the 2018 Performance-Based RSU grants covered by the debt to EBITDA ratio performance condition was based on the $66.46 share price on the grant date. The determination of the grant date fair value of the portion of the 2018 Performance-Based RSU grants covered by the market condition was calculated using a Monte Carlo simulation pricing model based on the assumptions in the table below, which resulted in a $70.08 grant date fair value per share.

Fair Value Assumptions
Expected share price volatility	20.00%
Risk-free interest rate	2.37%
Expected life	2.9 years

The computation of expected volatility is based on a blend of the historical volatility of our shares of common stock over approximately 5.8 years, as that is expected to be most consistent with future volatility and equates to a time period twice as long as the approximate 2.9-year performance period of the RSUs, and implied volatility data based on the observed pricing of six month publicly-traded options on our shares of common stock. The risk-free interest rate is based on the yield curve on zero-coupon U.S. Treasury STRIP securities in effect at February 14, 2018. The expected life of the 2018 Performance-Based RSUs is equal to the remaining 2.9-year vesting period as of February 14, 2018.

The total grant date fair value of the 2018 Performance-Based RSU awards was $10.8 million on the February 14, 2018 grant date of the awards. For the three months ended March 31, 2018, we recorded compensation expense based upon the grant date fair value per share for each component multiplied by the estimated number of RSUs to be earned as discussed above.

2018 Time-Based RSU Grant

The 2018 Time-Based RSUs are scheduled to vest in three equal annual installments beginning on January 5, 2019 through January 5, 2021. Compensation expense for the 2018 Time-Based RSUs will be recognized on a straight-line basis over the three-year service vesting period. Each 2018 Time-Based RSU represents the right to receive one share of our common stock in the future. The total grant date fair value of the 2018 Time-Based RSU awards was $8.4 million, which was based on the $70.37 and $66.46 closing share prices of the Company’s common stock on the NYSE on the January 29, 2018 and February 14, 2018, respectively, grant dates of the awards.

Share-Based Compensation Cost Recorded During the Period

The total compensation cost for all share-based compensation programs was $5.1 million and $6.2 million for the three months ended March 31, 2018 and 2017, respectively. Of the total share-based compensation costs, $1.5 million and $2.0 million was capitalized as part of real estate assets and deferred leasing costs for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, there was approximately $41.3 million of total unrecognized compensation cost related to nonvested incentive awards granted under share-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.2 years. The remaining compensation cost related to these nonvested incentive awards had been recognized in periods prior to March 31, 2018.

10.    Commitments and Contingencies

General

As of March 31, 2018, we had commitments of approximately $748.4 million, excluding our ground lease commitments, for contracts and executed leases directly related to our operating properties and development projects.

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

As of March 31, 2018, we had accrued environmental remediation liabilities of approximately $28.2 million recorded on our consolidated balance sheets in connection with certain of our in-process and future development projects. It is possible that we could incur additional environmental remediation costs in connection with these future development projects.  However, given we are in the pre-development phase on these future development projects, potential additional environmental costs cannot be reasonably estimated at this time and certain changes in estimates could occur as the site conditions, final project timing, design elements, actual soil conditions and other aspects of the projects, which may depend upon municipal and other approvals beyond the control of the Company, are determined.

11.    Fair Value Measurements and Disclosures

Assets and Liabilities Reported at Fair Value

The only assets we record at fair value on our consolidated financial statements are the marketable securities related to our Deferred Compensation Plan. The following table sets forth the fair value of our marketable securities as of March 31, 2018 and December 31, 2017:

	Fair Value (Level 1) (1)
	March 31, 2018	December 31, 2017
Description	(in thousands)
Marketable securities (2)	$21,572	$20,674
________________________

(1)	Based on quoted prices in active markets for identical securities.

(2)	The marketable securities are held in a limited rabbi trust.

We report the change in the fair value of the marketable securities at the end of each accounting period in interest income and other net investment gain/loss in the consolidated statements of operations. We also adjust the related Deferred Compensation Plan liability to fair value at the end of each accounting period based on the performance of the benchmark funds selected by each participant, which results in a corresponding increase or decrease to compensation cost for the period.

The following table sets forth the net (loss) gain on marketable securities recorded during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Description	(in thousands)
Net (loss) gain on marketable securities	$(404)	$671

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our other financial instruments as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
	(in thousands)
Liabilities
Secured debt, net	$339,501	$339,618	$340,800	$346,858
Unsecured debt, net	2,155,794	2,162,552	2,006,263	2,077,199
Unsecured line of credit	50,000	50,058	—	—
________________________

(1)	Fair value calculated using Level II inputs, which are based on model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.    Net Income Available to Common Stockholders Per Share of the Company

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted per-share computations for net income available to common stockholders for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in thousands, except share and per share amounts)
Numerator:
Net income attributable to Kilroy Realty Corporation	$36,246	$33,525
Total preferred dividends	—	(7,196)
Allocation to participating securities (1)	(471)	(448)
Numerator for basic and diluted net income available to common stockholders	$35,775	$25,881
Denominator:
Basic weighted average vested shares outstanding	98,744,220	97,388,137
Effect of dilutive securities	469,390	630,020
Diluted weighted average vested shares and common share equivalents outstanding	99,213,610	98,018,157
Basic earnings per share:
Net income available to common stockholders per share	$0.36	$0.27
Diluted earnings per share:
Net income available to common stockholders per share	$0.36	$0.26
________________________

(1)	Participating securities include nonvested shares, certain time-based RSUs and vested market measure-based RSUs.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common shares, including stock options, RSUs and other securities are considered in our diluted earnings per share calculation for the three months ended March 31, 2018 and 2017. Certain market measure-based RSUs are not included in dilutive securities for the three months ended March 31, 2018 and 2017, as not all performance metrics had been met by the end of the applicable reporting periods.

See Note 9 “Share-Based Compensation” for additional information regarding share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.    Net Income Available to Common Unitholders Per Unit of the Operating Partnership

The following table reconciles the numerator and denominator in computing the Operating Partnership’s basic and diluted per-unit computations for net income available to common unitholders for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in thousands, except unit and per unit amounts)
Numerator:
Net income attributable to Kilroy Realty, L.P.	$36,893	$34,054
Total preferred distributions	—	(7,196)
Allocation to participating securities (1)	(471)	(448)
Numerator for basic and diluted net income available to common unitholders	$36,422	$26,410
Denominator:
Basic weighted average vested units outstanding	100,815,477	99,691,684
Effect of dilutive securities	469,390	630,020
Diluted weighted average vested units and common unit equivalents outstanding	101,284,867	100,321,704
Basic earnings per unit:
Net income available to common unitholders per unit	$0.36	$0.26
Diluted earnings per unit:
Net income available to common unitholders per unit	$0.36	$0.26
________________________

(1)	Participating securities include nonvested shares, certain time-based RSUs and vested market measure-based RSUs.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common units, including stock options, RSUs and other securities are considered in our diluted earnings per share calculation for the three months ended March 31, 2018 and 2017. Certain market measure-based RSUs are not included in dilutive securities for the three months ended March 31, 2018 and 2017, as not all performance metrics had been met by the end of the applicable reporting periods.

See Note 9 “Share-Based Compensation” for additional information regarding share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.    Supplemental Cash Flow Information of the Company

Supplemental cash flow information is included as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $13,051 and $9,829 as of March 31, 2018 and 2017, respectively	$9,699	$18,206
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development properties	$57,155	$50,056
Tenant improvements funded directly by tenants	$2,014	$7,416
NON-CASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders	$43,512	$38,176
Accrual of dividends and distributions payable to preferred stockholders and preferred unitholders	$—	$797
Exchange of common units of the Operating Partnership into shares of the Company’s common stock	$244	$10,939

The following is a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$57,649	$193,418
Restricted cash at beginning of period	9,149	56,711
Cash and cash equivalents and restricted cash at beginning of period	$66,798	$250,129

Cash and cash equivalents at end of period	$53,069	$478,391
Restricted cash at end of period	—	7,199
Cash and cash equivalents and restricted cash at end of period	$53,069	$485,590

15.    Supplemental Cash Flow Information of the Operating Partnership:

Supplemental cash flow information is included as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $13,051 and $9,829 as of March 31, 2018 and 2017, respectively	$9,699	$18,206
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development properties	$57,155	$50,056
Tenant improvements funded directly by tenants	$2,014	$7,416
NON-CASH FINANCING TRANSACTIONS:
Accrual of distributions payable to common unitholders	$43,512	$38,176
Accrual of distributions payable to preferred unitholders	$—	$797

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$57,649	$193,418
Restricted cash at beginning of period	9,149	56,711
Cash and cash equivalents and restricted cash at beginning of period	$66,798	$250,129

Cash and cash equivalents at end of period	$53,069	$478,391
Restricted cash at end of period	—	7,199
Cash and cash equivalents and restricted cash at end of period	$53,069	$485,590

16.    Subsequent Events

On April 18, 2018, aggregate dividends, distributions and dividend equivalents of $43.5 million were paid to common stockholders, common unitholders and RSU holders of record on March 29, 2018.

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

Forward-Looking Statements

Statements contained in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Forward-looking statements include, among other things, statements or information concerning our plans, objectives, capital resources, portfolio performance, results of operations, projected future occupancy and rental rates, lease expirations, debt maturities, potential investments, strategies such as capital recycling, development and redevelopment activity, projected construction costs, projected construction commencement and completion dates, projected square footage of space that could be constructed on undeveloped land that we own, projected rentable square footage of or number of units in properties under construction or in the development pipeline, anticipated proceeds from capital recycling activity or other dispositions and anticipated dates of those activities or dispositions, projected increases in the value of properties, dispositions, future executive incentive compensation, pending, potential or proposed acquisitions, plans to grow our Net Operating Income and FFO, our ability to re-lease properties at or above current market rates, anticipated market conditions and demographics and other forward-looking financial data, as well as the discussion in “—Factors That May Influence Future Results of Operations,” “—Liquidity and Capital Resource of the Company,” and “—Liquidity and Capital Resources of the Operating Partnership.” Forward-looking statements can be identified by the use of words such as “believes,” “expects,” “projects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” and the negative of these words and phrases and similar expressions that do not relate to historical matters. Forward-looking statements are based on our current expectations, beliefs and assumptions, and are not guarantees of future performance. Forward-looking statements are inherently subject to uncertainties, risks, changes in circumstances, trends and factors that are difficult to predict, many of which are outside of our control. Accordingly, actual performance, results and events may vary materially from those indicated in the forward-looking statements, and you should not rely on the forward-looking statements as predictions of future performance, results or events. Numerous factors could cause actual future performance, results and events to differ materially from those indicated in the forward-looking statements, including, among others: global market and general economic conditions and their effect on our liquidity and financial conditions and those of our tenants; adverse economic or real estate conditions generally, and specifically, in the States of California and Washington; risks associated with our investment in real estate assets, which are illiquid and with trends in the real estate industry; defaults on or non-renewal of leases by tenants; any significant downturn in tenants' businesses; our ability to re-lease property at or above current market rates; costs to comply with government regulations, including environmental remediation; the availability of cash for distribution and debt service and exposure to risk of default under debt obligations; increases in interest rates and our ability to manage interest rate exposure; the availability of financing on attractive terms or at all, which may adversely impact our future interest expense and our ability to pursue development, redevelopment and acquisition opportunities and refinance existing debt; a decline in real estate asset valuations, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing, and which may result in write offs or impairment charges; significant competition, which may decrease the occupancy and rental rates of properties; potential losses that may not be covered by insurance; the ability to successfully complete acquisitions and dispositions on announced terms; the ability to successfully operate acquired, developed and redeveloped properties; the ability to successfully complete development and redevelopment projects on schedule and within budgeted amounts; delays or refusals in obtaining all necessary zoning, land use and other required entitlements, governmental permits and authorizations for our development and redevelopment properties; increases in anticipated capital expenditures, tenant improvement and/or leasing costs; defaults on leases for land on which some of our properties are located; adverse changes to, or implementations of, applicable laws, regulations or legislation, as well as business and consumer reactions to such changes; risks associated with joint venture investments, including our lack of sole decision-making authority, our reliance on co-venturers’ financial condition and disputes between us and our co-venturers; environmental uncertainties and risks related to natural disasters; and our ability to maintain our status as a REIT. The factors included in this report are not exhaustive and additional factors could adversely affect our business and financial performance. For a discussion of additional factors that could materially adversely affect the Company's and the Operating Partnership's business and financial performance, see the discussion below as well as “Item 1A. Risk Factors,” and in our “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s and the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2017 and their respective other filings with the SEC. All forward-looking statements are based on information that was available and speak only as of the date on which they were made. We assume no obligation to update any forward-looking statement that becomes untrue because of subsequent events, new information or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws.

Overview and Background

We are a self-administered REIT active in premier office and mixed-use submarkets along the West Coast. We own, develop, acquire and manage real estate assets, consisting primarily of Class A properties in the coastal regions of Greater Los Angeles, Orange County, San Diego County, the San Francisco Bay Area and Greater Seattle, which we believe have strategic advantages and strong barriers to entry. We own our interests in all of our properties through the Operating Partnership and the Finance Partnership and generally conduct substantially all of our operations through the Operating Partnership. We owned an approximate 97.9% general partnership interest in the Operating Partnership as of March 31, 2018, December 31, 2017 and March 31, 2017. All of our properties are held in fee except for the thirteen office buildings that are held subject to long-term ground leases for the land.

Factors That May Influence Future Results of Operations

Development Program

We believe that a portion of our long-term future growth will continue to come from the completion of our in-process development projects and, subject to market conditions, executing on our future development pipeline, including expanding entitlements. Over the past several years, we increased our focus on development opportunities and expanded our future development pipeline through targeted acquisitions of development opportunities on the West Coast.

We have a proactive planning process by which we continually evaluate the size, timing, costs and scope of our development program and, as necessary, scale activity to reflect the economic conditions and the real estate fundamentals that exist in our submarkets. We expect to execute on our development program with prudence and will be pursuing opportunities with attractive economic returns in strategic locations with proximity to public transportation or transportation access and retail amenities and in markets with strong fundamentals and visible demand. We plan to develop in phases and we generally favor starting projects with pre-leasing activity, as appropriate.

Projects Under Construction

As of March 31, 2018, we had five projects in our in-process development pipeline that were under construction.

•
Academy on Vine - Phase I (Office and Retail) in Hollywood, California, which we acquired in 2013 and commenced construction on in January 2018. Phase I of this mixed-use project includes the project’s overall infrastructure and site work, approximately 306,000 square feet of office space and approximately 24,000 square feet of retail space for a total estimated investment of $260.0 million. Construction is currently in progress and is currently expected to be completed in the first half of 2020.

•
The Exchange on 16th, Mission Bay, San Francisco, California, which we acquired in May 2014 and commenced construction on in June 2015. This project is currently anticipated to encompass approximately 750,000 gross rentable square feet consisting of 736,000 square feet of office space and 14,000 square feet of retail space at a total estimated investment of $570.0 million. Construction is currently in progress and the building and core shell are currently estimated to be completed in the first half of 2018. The office space in the project is 100% leased to Dropbox, Inc. The lease with Dropbox, Inc. will commence in phases beginning in the fourth quarter of 2018 through the fourth quarter of 2019 with cash rents commencing in the third quarter of 2019 through the first quarter of 2020.

•
333 Dexter, South Lake Union, Washington, which we acquired in February 2015 and commenced construction in June 2017. This project encompasses approximately 650,000 gross rentable square feet of office space at a total estimated investment of $380.0 million. Construction is currently in progress and the building core and shell are currently estimated to be completed in the second half of 2019.

•
100 Hooper, SOMA, San Francisco, California, which we acquired in July 2015 and commenced construction on in November 2016. This project will encompass approximately 314,000 square feet of office and approximately 86,000 square feet of production, distribution and repair (“PDR”) space configured in two buildings. The total estimated cost for this project is approximately $270.0 million. Construction is currently in process and the core and shell of the project are currently expected to be completed in the second quarter of 2018. The office portion of the project is 100% pre-leased to Adobe Systems Inc. and the PDR space is 39% leased as of the date of this report. The lease with Adobe Systems Inc. will commence in phases beginning in the third quarter of 2018 through the second quarter of 2020 with cash rents commencing in the first quarter of 2019 through the second quarter of 2020.

•
One Paseo - Phase I (Retail and Residential), Del Mar Heights, San Diego, California, which we acquired in November 2007 and commenced construction on in December 2016. Phase I of this mixed-use project includes site work and related infrastructure for the entire project, as well as 237 residential units and approximately 96,000 square feet of retail space. The total estimated investment for this phase of the project is approximately $235.0 million. Construction is currently in process and is expected to be completed in phases beginning in the third quarter of 2018 for the retail space and the first quarter of 2019 for the residential units.

Future Development Pipeline

As of March 31, 2018, our future development pipeline included six future projects located in the San Francisco Bay Area, Greater Los Angeles and San Diego County with an aggregate cost basis of approximately $561.1 million at which we believe we could develop from 3.8 million rentable square feet to 4.3 million rentable square feet at a total estimated investment of $2.8 billion to $3.3 billion, depending on successfully obtaining entitlements and market conditions.

The following table sets forth information about our future development pipeline.

Future Development Pipeline (1)	Location	Approx. Developable Square Feet / Resi Units	Total Costs as of 3/31/2018 ($ in millions)(2)

San Francisco Bay Area
Flower Mart	San Francisco	TBD	$228.7
Greater Los Angeles
Academy on Vine - Phase II (Residential)	Hollywood	200 Resi Units	30.7
San Diego County
One Paseo - Phases II and III (3)	Del Mar	640,000	185.5
2100 Kettner	Little Italy	175,000	23.1
9455 Towne Centre Drive	San Diego	150,000	14.2
Santa Fe Summit – Phases II and III	56 Corridor	600,000	78.9
TOTAL:			$561.1
________________________

(1)
The developable square feet and scope of projects could change materially from estimated data provided due to one or more of the following: any significant changes in the economy, market conditions, our markets, tenant requirements and demands, construction costs, new supply, regulatory and entitlement processes or project design.

(2)	Represents cash paid and costs incurred as of March 31, 2018.

(3)	Development for this project will occur in phases. Phases II and III, comprised of residential and office, respectively, will commence subject to market conditions and economic factors.

Fluctuations in our development activities could cause fluctuations in the average development asset balances qualifying for interest and other carrying cost and internal cost capitalization in future periods. During the three months ended March 31, 2018 and 2017, we capitalized interest on in-process development projects and development pipeline projects with an average aggregate cost basis of approximately $1.3 billion and $1.0 billion, respectively, as it was determined these projects qualified for interest and other carrying cost capitalization under GAAP. For the three months ended March 31, 2018 and 2017, we capitalized $13.6 million and $10.2 million, respectively, of interest to our qualifying development projects. For the three months ended March 31, 2018 and 2017, we capitalized $6.4 million and $5.7 million, respectively, of internal costs to our qualifying development projects.

Capital Recycling Program. We continuously evaluate opportunities for the potential disposition of properties and undeveloped land in our portfolio or the formation of strategic ventures with the intent of recycling the proceeds generated into capital used to fund new operating and development acquisitions, to finance development and redevelopment expenditures, to repay long-term debt and for other general corporate purposes. As part of this strategy, we attempt to enter into Section 1031 Exchanges and other tax deferred transaction structures, when possible, to defer some or all of the taxable gains on the sales, if any, for federal and state income tax purposes. See the “Liquidity and Capital Resources of the Operating Partnership – Liquidity Sources” section for further discussion of the program.

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

Acquisitions. During the three months ended March 31, 2018, we acquired three buildings in South San Francisco, California for a purchase price of $111.0 million. As part of our growth strategy, which is highly dependent on market conditions and business cycles, among other factors, we continue to evaluate strategic opportunities and remain a disciplined buyer of development and redevelopment opportunities as well as value-add or strategic operating properties.  We continue to focus on growth opportunities in West Coast markets populated by knowledge and creative based tenants in a variety of industries, including technology, media, healthcare, life sciences, entertainment and professional services.  Against the backdrop of market volatility, we expect to manage a strong balance sheet, execute on our development program and selectively evaluate opportunities that either add immediate Net Operating Income to our portfolio or play a strategic role in our future growth.

In connection with our growth strategy, we often have one or more potential acquisitions of properties and/or undeveloped land under consideration that are in varying stages of negotiation and due diligence review, or under contract, at any point in time. However, we cannot provide assurance that we will enter into any agreements to acquire those properties or undeveloped land or, if we do, that those will be completed. In addition, acquisitions are subject to various risks and uncertainties and we may be unable to complete an acquisition after making a nonrefundable deposit or incurring acquisition-related costs. As of March 31, 2018, we had $41.0 million of acquisition deposits that were nonrefundable, subject to closing conditions required to be met by the seller.

Incentive Compensation. Our Executive Compensation Committee determines compensation, including cash bonuses and equity incentives, for our executive officers. For 2018, the annual cash bonus program was structured to allow the Executive Compensation Committee to evaluate a variety of key quantitative and qualitative metrics at the end of the year and make a determination based on the Company’s and management’s overall performance. Our Executive Compensation Committee also grants equity incentive awards from time to time that include performance-based and/or market-measure based vesting requirements and/or time-based vesting requirements. As a result, accrued incentive compensation and compensation expense for future awards may be affected by our operating and development performance, financial results, stock price, performance against applicable performance-based vesting goals, market conditions, liquidity measures, and other factors. Consequently, we cannot predict the amounts that will be recorded in future periods related to such incentive compensation.

As of March 31, 2018, there was approximately $41.3 million of total unrecognized compensation cost related to outstanding nonvested shares of restricted common stock and RSUs issued under share-based compensation arrangements. Those costs are expected to be recognized over a weighted-average period of 2.2 years. The $41.3 million of unrecognized compensation cost does not reflect the future compensation cost for any potential share-based awards that may be issued subsequent to March 31, 2018. Share-based compensation expense for potential future awards could be affected by our operating and development performance, financial results, stock price, performance against applicable performance-based vesting goals, market conditions and other factors.

Information on Leases Commenced and Executed

Leasing Activity and Changes in Rental Rates. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following tables set forth certain information regarding leasing activity for our stabilized portfolio during the three months ended March 31, 2018.

For Leases Commenced

	1st & 2nd Generation (1)(2)					2nd Generation (1)(2)
	Number of Leases (3)		Rentable Square Feet (3)		Retention Rates (8)	TI/LC per Sq. Ft. (4)	TI/LC Per Sq. Ft. / Year	Changes in Rents (5)(6)	Changes in Cash Rents (7)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Three Months Ended March 31, 2018	17	15	119,393	121,676	34.3%	$44.40	$8.33	29.6%	13.5%	64

For Leases Executed (9)

	1st & 2nd Generation (1)(2)				2nd Generation (1)(2)
	Number of Leases (3)		Rentable Square Feet (3)		TI/LC per Sq. Ft. (4)	TI/LC Per Sq. Ft. / Year	Changes in Rents (5)(6)	Changes in Cash Rents (7)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Three Months Ended March 31, 2018	20	15	179,696	121,676	$47.50	$8.14	26.0%	14.7%	70
________________________

(1)	Includes 100% of consolidated property partnerships.

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

(6)
Excludes commenced and executed leases of approximately 14,329 and 128,259 square feet, respectively, for the three months ended March 31, 2018, for which the space was vacant longer than one year or being leased for the first time. Space vacant for more than one year is excluded from our change in rents calculations to provide a more meaningful market comparison.

(7)
Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. Excludes leases for which the space was vacant longer than one year or vacant when the property was acquired.

(8)	Calculated as the percentage of space either renewed or expanded into by existing tenants or subtenants at lease expiration.

(9)	For the three months ended March 31, 2018, 17 leases totaling 166,200 rentable square feet were signed but not commenced as of March 31, 2018.

As of March 31, 2018, we believe that the weighted average cash rental rates for our total stabilized portfolio are approximately 10-15% below the current average market rental rates, which includes a projection that the weighted average cash rental rates for our San Diego stabilized portfolio are approximately 5-10% above current market rental rates. Individual properties within any particular submarket presently may be leased either above, below, or at the current market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our portfolio.

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

Scheduled Lease Expirations. The following tables set forth certain information regarding our lease expirations for our stabilized portfolio for the remainder of 2018 and the next five years and by region for the remainder of 2018 and in 2019.

Lease Expirations (1)

Year of Lease Expiration	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (2)(3)	% of Total Annualized Base Rent (2)	Annualized Base Rent per Sq. Ft. (2)
				(in thousands)
Remainder of 2018	50	839,654	6.5%	$38,703	6.7%	$46.09
2019	104	1,517,424	11.8%	59,252	10.4%	39.05
2020	110	1,882,534	14.7%	73,932	12.9%	39.27
2021	90	1,044,882	8.1%	45,629	7.9%	43.67
2022	59	618,222	4.9%	26,042	4.5%	42.12
2023	66	1,101,501	8.6%	54,892	9.5%	49.83
Total	479	7,004,217	54.6%	$298,450	51.9%	$42.61

Year	Region	# of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (2)(3)	% of Total Annualized Base Rent (2)	Annualized Rent per Sq. Ft. (2)
2018	Greater Los Angeles	32	133,033	1.1%	$5,268	0.9%	$39.60
	Orange County	1	1,090	—%	31	—%	28.44
	San Diego	9	440,302	3.4%	20,041	3.5%	45.52
	San Francisco Bay Area	4	234,162	1.8%	12,523	2.2%	53.48
	Greater Seattle	4	31,067	0.2%	840	0.1%	27.04
	Total	50	839,654	6.5%	$38,703	6.7%	$46.09

2019	Greater Los Angeles	44	311,608	2.5%	$10,067	1.8%	$32.31
	Orange County	6	77,875	0.6%	3,234	0.6%	41.53
	San Diego	15	195,661	1.5%	7,209	1.3%	36.84
	San Francisco Bay Area	23	737,243	5.7%	32,250	5.6%	43.74
	Greater Seattle	16	195,037	1.5%	6,492	1.1%	33.29
	Total	104	1,517,424	11.8%	$59,252	10.4%	$39.05
________________________

(1)
For leases that have been renewed early with existing tenants, the expiration date and annualized base rent information presented takes into consideration the renewed lease terms. Excludes leases not commenced as of March 31, 2018, space leased under month-to-month leases, storage leases, vacant space and future lease renewal options not executed as of March 31, 2018.

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

In addition to the 0.8 million rentable square feet, or 5.7%, of currently available space in our stabilized portfolio, leases representing approximately 6.5% and 11.8% of the occupied square footage of our stabilized portfolio are scheduled to expire during the remainder of 2018 and in 2019, respectively. The leases scheduled to expire during the remainder of 2018 and in 2019 represent approximately 2.4 million rentable square feet or 17.1% of our total annualized base rental revenue. Individual properties within any particular submarket presently may be leased either above, below, or at the current quoted market rates within that submarket. Our ability to re-lease available space depends upon both general market conditions and the market conditions in the specific regions in which individual properties are located.

For the approximately 0.8 million rentable square feet or 6.7% of our total annualized base rental revenue scheduled to expire during the remainder of 2018, we believe that the weighted average cash rental rates for our overall portfolio are approximately at current average market rental rates, except in our San Francisco and San Diego submarkets where we currently believe these expiring leases are approximately 25% below market and 25% above market, respectively.

For the approximately 1.5 million rentable square feet or 10.4% of our total annualized base rental revenue scheduled to expire in 2019 we believe that the weighted average cash rental rates for our overall portfolio are approximately 20% below current average market rental rates, primarily due to our Los Angeles and San Francisco submarkets where we currently believe these expiring leases are approximately 20% below market and 30% below market, respectively.

Stabilized Portfolio Information

As of March 31, 2018, our stabilized portfolio was comprised of 104 office properties encompassing an aggregate of approximately 13.9 million rentable square feet and 200 residential units at our residential tower in Hollywood, California. Our stabilized portfolio includes all of our properties with the exception of development and redevelopment properties currently under construction or committed for construction, “lease-up” properties, real estate assets held for sale and undeveloped land. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We define “lease-up” properties as office and retail properties we recently developed or redeveloped that have not yet reached 95% occupancy and are within one year following cessation of major construction activities. We did not have any “lease-up”, redevelopment or held for sale properties at March 31, 2018. Our stabilized portfolio also excludes our future development pipeline, which as of March 31, 2018 was comprised of six potential development sites, representing approximately 46 gross acres of undeveloped land on which we believe we have the potential to develop from 3.8 million rentable square feet to 4.3 million rentable square feet, depending upon economic conditions.

As of March 31, 2018, the following properties were excluded from our stabilized portfolio:

	Number of Properties/Projects	Estimated Rentable Square Feet (1)
Development projects under construction (2)	5	2,106,000
________________________

(1)	Estimated rentable square feet upon completion.

(2)
Includes 86,000 square feet of Production, Distribution, and Repair (“PDR”) space. In addition to the estimated office rentable square feet noted above, development projects under construction also include 120,000 square feet of retail space and 237 residential units.

The following table reconciles the changes in the rentable square feet in our stabilized office portfolio of operating properties from March 31, 2017 to March 31, 2018:

	Number of Buildings	Rentable Square Feet
Total as of March 31, 2017	111	14,394,806
Acquisitions	3	145,530
Dispositions	(10)	(675,143)
Remeasurement	—	934
Total as of March 31, 2018 (1)	104	13,866,127
________________________

(1)	Includes four properties owned by consolidated property partnerships.

Occupancy Information

The following table sets forth certain information regarding our stabilized portfolio:

Stabilized Portfolio Occupancy

Region	Number of Buildings	Rentable Square Feet	Occupancy at (1)
			3/31/2018	12/31/2017	9/30/2017
Greater Los Angeles	36	4,181,733	93.9%	93.3%	91.0%
Orange County	1	271,556	89.6%	86.6%	94.4%
San Diego County	21	2,043,645	98.0%	97.4%	93.9%
San Francisco Bay Area	34	5,303,054	95.1%	96.1%	95.9%
Greater Seattle	12	2,066,139	90.2%	95.4%	95.2%
Total Stabilized Portfolio	104	13,866,127	94.3%	95.2%	94.0%

	Average Occupancy
	Three Months Ended March 31,
	2018	2017
Stabilized Portfolio(1)	94.8%	94.3%
Same Store Portfolio(2)	94.9%	95.1%
Residential Portfolio(3)	83.0%	64.9%
________________________

(1)	Occupancy percentages reported are based on our stabilized office portfolio as of the end of the period presented.

(2)
Occupancy percentages reported are based on office properties owned and stabilized as of January 1, 2017 and still owned and stabilized as of March 31, 2018. See discussion under “Results of Operations” for additional information.

(3)	Our residential portfolio consists of our 200-unit residential tower located in Hollywood, California. For the three months ended March 31, 2017, represents actual occupancy at March 31, 2017.

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

Management further evaluates Net Operating Income by evaluating the performance from the following property groups:

•
Same Store Properties – includes the consolidated results of all of the properties that were owned and included in our stabilized portfolio for two comparable reporting periods, i.e., owned and included in our stabilized portfolio as of January 1, 2017 and still owned and included in the stabilized portfolio as of March 31, 2018, including our residential tower in Hollywood, California;

•	Stabilized Development Properties – includes the results generated by the one office development project that was added to the stabilized portfolio in the first quarter of 2017;

•	Acquisition Properties – includes the results, from the dates of acquisition through the periods presented, for the three office buildings we acquired in January 2018; and

•
Dispositions and Other Properties – includes the results of the ten properties disposed of in the third quarter of 2017, the one property disposed of during the first quarter of 2017 and expenses for certain of our in-process and future development projects.

The following table sets forth certain information regarding the property groups within our stabilized office portfolio as of March 31, 2018:

Group	# of Buildings	Rentable Square Feet
Same Store Properties	98	13,355,238
Stabilized Development Properties	3	365,359
Acquisition Properties	3	145,530
Total Stabilized Office Portfolio	104	13,866,127

Comparison of the Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017

The following table summarizes our Net Operating Income, as defined, for our total portfolio for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2018	2017
	($ in thousands)
Reconciliation of Net Income Available to Common Stockholders to Net Operating Income, as defined:
Net Income Available to Common Stockholders	$36,246	$26,329	$9,917	37.7%
Preferred dividends	—	3,351	(3,351)	(100.0)%
Original issuance costs of redeemed preferred stock and preferred units	—	3,845	(3,845)	(100.0)%
Net income attributable to Kilroy Realty Corporation	$36,246	$33,525	$2,721	8.1%
Net income attributable to noncontrolling common units of the Operating Partnership	751	623	128	20.5%
Net income attributable to noncontrolling interests in consolidated property partnerships	3,974	3,133	841	26.8%
Net income	$40,971	$37,281	$3,690	9.9%
Unallocated expense (income):
General and administrative expenses	15,559	14,933	626	4.2%
Depreciation and amortization	62,715	60,919	1,796	2.9%
Interest income and other net investment gain/loss	(34)	(1,065)	1,031	(96.8)%
Interest expense	13,498	17,352	(3,854)	(22.2)%
Gains on sales of depreciable operating properties	—	(2,257)	2,257	(100.0)%
Net Operating Income, as defined	$132,709	$127,163	$5,546	4.4%

The following tables summarize our Net Operating Income, as defined, for our total portfolio for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018					2017
	Same Store	Stabilized Develop-ment	Acquisi-tion Properties	Disposi-tions & Other	Total	Same Store	Stabilized Develop-ment	Acquisi-tion Properties	Disposi-tions & Other	Total
	(in thousands)
Operating revenues:
Rental income	$155,355	$6,358	$1,158	$—	$162,871	$147,906	$4,817	$—	$3,925	$156,648
Tenant reimbursements	18,969	96	240	(155)	19,150	18,866	—	—	430	19,296
Other property income	801	—	—	—	801	3,283	8	—	73	3,364
Total	175,125	6,454	1,398	(155)	182,822	170,055	4,825	—	4,428	179,308
Property and related expenses:
Property expenses	30,350	1,176	116	29	31,671	29,662	772	—	807	31,241
Real estate taxes	16,071	729	176	170	17,146	16,689	698	—	577	17,964
Provision for bad debts	(290)	—	—	25	(265)	1,180	—	—	118	1,298
Ground leases	1,561	—	—	—	1,561	1,642	—	—	—	1,642
Total	47,692	1,905	292	224	50,113	49,173	1,470	—	1,502	52,145
Net Operating Income, as defined	$127,433	$4,549	$1,106	$(379)	$132,709	$120,882	$3,355	$—	$2,926	$127,163

	Three Months Ended March 31, 2018 as compared to the Three Months Ended March 31, 2017
	Same Store		Stabilized Development		Acquisition Properties		Dispositions & Other		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income	$7,449	5.0%	$1,541	32.0%	$1,158	100.0%	$(3,925)	(100.0)%	$6,223	4.0%
Tenant reimbursements	103	0.5%	96	100.0%	240	100.0%	(585)	(136.0)%	(146)	(0.8)%
Other property income	(2,482)	(75.6)%	(8)	(100.0)%	—	—%	(73)	(100.0)%	(2,563)	(76.2)%
Total	5,070	3.0%	1,629	33.8%	1,398	100.0%	(4,583)	(103.5)%	3,514	2.0%
Property and related expenses:
Property expenses	688	2.3%	404	52.3%	116	100.0%	(778)	(96.4)%	430	1.4%
Real estate taxes	(618)	(3.7)%	31	4.4%	176	100.0%	(407)	(70.5)%	(818)	(4.6)%
Provision for bad debts	(1,470)	(124.6)%	—	—%	—	—%	(93)	78.8%	(1,563)	(120.4)%
Ground leases	(81)	(4.9)%	—	—%	—	—%	—	—%	(81)	(4.9)%
Total	(1,481)	(3.0)%	435	29.6%	292	100.0%	(1,278)	(85.1)%	(2,032)	(3.9)%
Net Operating Income, as defined	$6,551	5.4%	$1,194	35.6%	$1,106	100.0%	$(3,305)	(113.0)%	$5,546	4.4%

Net Operating Income increased $5.5 million, or 4.4%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 resulting from:

•	An increase of $6.6 million attributable to the Same Store Properties driven by the following activity:

•	An increase in rental income of $7.4 million primarily due to:

•	$6.3 million increase from new leases and renewals at higher rates across all regions;

•	$1.3 million increase due to an increase in occupancy primarily related to three properties, each in different submarkets; partially offset by

•	A decrease in other property income of $2.5 million primarily due to income received in 2017 resulting from the early termination of one tenant at one property in the San Francisco region; and

•	A decrease in property and related expenses of $1.5 million primarily due to the following:

•
$1.5 million decrease in the provision for bad debts due to a $1.2 million provision recorded in 2017 primarily related to two tenants and a $0.3 million reversal of provision in 2018 primarily related to three tenants;

•	$0.6 million decrease in real estate taxes primarily due to higher supplemental taxes in 2017 for one property acquired in 2016; partially offset by

•
$0.7 million increase in property expenses due to a $0.9 million increase in certain recurring operating costs resulting from increased demand and higher rates related to reimbursable expenses such as contract services, security and parking, as well as higher repairs and maintenance and various other reimbursable expenses, offset by a $0.2 million decrease in non-recurring non-reimbursable expenses due to higher non-recurring non-reimbursable repairs and maintenance costs incurred in 2017;

•	An increase in Net Operating Income of $1.2 million attributable to the Stabilized Development Properties;

•	An increase in Net Operating Income of $1.1 million attributable to the Acquisition Properties; and

•	A decrease in Net Operating Income of $3.3 million attributable to the Dispositions and Other Properties.

Other Expenses and Income

General and Administrative Expenses

General and administrative expenses increased by approximately $0.6 million, or 4.2%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to an increase in professional service costs.

Depreciation and Amortization

Depreciation and amortization increased by approximately $1.8 million, or 2.9%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to the following:

•	An increase of $1.3 million attributable to the Same Store Properties;

•	An increase of $0.8 million attributable to the Stabilized Development Properties;

•	An increase of $1.6 million attributable to the Acquisition Properties; partially offset by

•	A decrease of $1.9 million attributable to Dispositions & Other Properties.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts/premiums and deferred financing cost amortization, and capitalized interest, including capitalized debt discounts/premiums and deferred financing cost amortization for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	Dollar Change	Percentage Change
	(in thousands)
Gross interest expense	$27,080	$27,515	$(435)	(1.6)%
Capitalized interest and deferred financing costs	(13,582)	(10,163)	(3,419)	33.6%
Interest expense	$13,498	$17,352	$(3,854)	(22.2)%

Gross interest expense, before the effect of capitalized interest and deferred financing costs, decreased $0.4 million, or 1.6%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 primarily due to a decrease in the weighted average interest rate for the three months ended March 31, 2018. Our weighted average interest rate, including loan fee amortization, was 4.3% and 4.4% for the three months ended March 31, 2018 and 2017, respectively.

Capitalized interest increased $3.4 million, or 33.6%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to an increase in the average development asset balances qualifying for interest capitalization during the three months ended March 31, 2018. During the three months ended March 31, 2018 and 2017, we capitalized interest on in-process development projects and development pipeline projects with an average aggregate cost basis of approximately $1.3 billion and $1.0 billion, respectively.

Net Income Attributable to Noncontrolling Interests in Consolidated Property Partnerships

Net income attributable to noncontrolling interests in consolidated property partnerships increased $0.8 million or 26.8% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due to an increase in Net Operating Income at the properties held by the property partnerships during the three months ended March 31, 2018 and a decrease in interest expense due to the repayment of a mortgage note secured by one of the properties held by the property partnerships in the fourth quarter of 2017. The amounts reported for the three months ended March 31, 2018 and 2017 are comprised of the noncontrolling interests’ share of net income for 100 First Street Member, LLC (“100 First LLC”), 303 Second Street Member (“303 Second LLC”) and Redwood City Partners, LLC (“Redwood LLC”).

Liquidity and Capital Resources of the Company

In this “Liquidity and Capital Resources of the Company” section, the term the “Company” refers only to Kilroy Realty Corporation on an unconsolidated basis and excludes the Operating Partnership and all other subsidiaries.

The Company’s business is operated primarily through the Operating Partnership. Distributions from the Operating Partnership are the Company’s primary source of capital. The Company believes the Operating Partnership’s sources of working capital, specifically its cash flow from operations and borrowings available under its unsecured revolving credit facility and funds from its capital recycling program, including strategic ventures, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its common stockholders for the next twelve months. Cash flows from operating activities generated by the Operating Partnership for the three months ended March 31, 2018 were sufficient to cover the Company’s payment of cash dividends to its stockholders. However, there can be no assurance that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distributions to the Company. The unavailability of capital could adversely affect the Operating Partnership’s ability to make distributions to the Company, which would in turn, adversely affect the Company’s ability to pay cash dividends to its stockholders.

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

The Company intends to continue to make, but has not committed to make, regular quarterly cash distributions to common stockholders, and through the Operating Partnership, common unitholders from the Operating Partnership’s cash flow from operating activities. All such distributions are at the discretion of the Board of Directors. As the Company intends to maintain distributions at a level sufficient to meet the REIT distribution requirements and minimize its obligation to pay income and excise taxes, it will continue to evaluate whether the current levels of distribution are sufficient to do so throughout 2018. In addition, in the event the Company is unable to identify and complete the acquisition of suitable replacement properties to effect Section 1031 Exchanges or is unable to successfully complete Section 1031 Exchanges to defer some or all of the taxable gains related to property dispositions, the Company may elect to distribute a special dividend to its common stockholders and common unitholders in order to minimize income taxes on such gains. The Company considers market factors and its performance in addition to REIT requirements in determining its distribution levels. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which is consistent with the Company’s intention to maintain its qualification as a REIT. Such investments may include, for example, obligations of the Government National Mortgage Association, other governmental agency securities, certificates of deposit, and interest-bearing bank deposits.

On February 14, 2018, the Board of Directors declared a regular quarterly cash dividend of $0.425 per share of common stock payable to stockholders of record on March 29, 2018 and caused a $0.425 per Operating Partnership unit cash distribution to be paid in respect of the Operating Partnership’s common limited partnership interests, including those owned by the Company. The total cash quarterly dividends and distributions paid on April 18, 2018 were $42.9 million.

Debt Covenants

The covenants contained within certain of our unsecured debt obligations generally prohibit the Company from paying dividends during an event of default in excess of an amount which results in distributions to us in an amount sufficient to permit us to pay dividends to our stockholders that we reasonably believe are necessary to (a) maintain our qualification as a REIT for federal and state income tax purposes and (b) avoid the payment of federal or state income or excise tax.

Capitalization

As of March 31, 2018, our total debt as a percentage of total market capitalization was 26.4%, which was calculated based on the closing price per share of the Company’s common stock of $70.96 on March 31, 2018 as shown in the following table:

	Shares/Units at March 31, 2018	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
	($ in thousands)
Debt: (1)
Unsecured Line of Credit		$50,000	0.5%
Unsecured Term Loan Facility		150,000	1.5%
Unsecured Senior Notes due 2020		250,000	2.6%
Unsecured Senior Notes due 2023		300,000	3.1%
Unsecured Senior Notes due 2024		425,000	4.4%
Unsecured Senior Notes due 2025		400,000	4.1%
Unsecured Senior Notes due 2029		400,000	4.1%
Unsecured Senior Notes Series A & B due 2027 & 2029		250,000	2.6%
Secured debt		338,517	3.5%
Total debt		$2,563,517	26.4%
Equity and Noncontrolling Interest in the Operating Partnership: (2)
Common limited partnership units outstanding (3)	2,070,690	$146,936	1.5%
Common shares outstanding (2)	98,839,708	7,013,666	72.1%
Total equity and noncontrolling interest in the Operating Partnership		$7,160,602	73.6%
Total Market Capitalization		$9,724,119	100.0%
________________________

(1)
Represents gross aggregate principal amount due at maturity before the effect of the following at March 31, 2018: $14.3 million of unamortized deferred financing costs on the unsecured term loan facility, unsecured senior notes, and secured debt, $6.1 million of unamortized discounts for the unsecured senior notes and $2.1 million of unamortized premiums for the secured debt.

(2)	Value based on closing price per share of our common stock of $70.96 as of March 31, 2018.

(3)	Includes common units of the Operating Partnership not owned by the Company; does not include noncontrolling interests in consolidated property partnerships.

Liquidity and Capital Resources of the Operating Partnership

In this “Liquidity and Capital Resources of the Operating Partnership” section, the terms “we,” “our,” and “us” refer to the Operating Partnership or the Operating Partnership and the Company together, as the context requires.

General

Our primary liquidity sources and uses are as follows:

Liquidity Sources

•	Net cash flow from operations;

•	Borrowings under the Operating Partnership’s unsecured revolving credit facility and term loan facility;

•	Proceeds from our capital recycling program, including the disposition of less strategic or core assets and the formation of strategic ventures;

•	Proceeds from additional secured or unsecured debt financings; and

•	Proceeds from public or private issuance of debt or equity securities.

Liquidity Uses

•	Development and redevelopment costs;

•	Operating property or undeveloped land acquisitions;

•	Property operating and corporate expenses;

•	Capital expenditures, tenant improvement and leasing costs;

•	Debt service and principal payments, including debt maturities;

•	Distributions to common and preferred security holders;

•	Repurchases and redemptions of outstanding common or preferred stock of the Company; and

•	Outstanding debt repurchases, redemptions and repayments.

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

Liquidity Sources

Unsecured Revolving Credit Facility and Term Loan Facility

The following table summarizes the balance and terms of our unsecured revolving credit facility as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(in thousands)
Outstanding borrowings	$50,000	$—
Remaining borrowing capacity	700,000	750,000
Total borrowing capacity (1)	$750,000	$750,000
Interest rate (2)	2.72%	2.56%
Facility fee-annual rate (3)	0.200%
Maturity date	July 2022
________________________

(1)
We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $600.0 million under an accordion feature under the terms of the unsecured revolving credit facility and unsecured term loan facility.

(2)	Our unsecured revolving credit facility interest rate was calculated based on an annual rate of LIBOR plus 1.000% as of March 31, 2018 and December 31, 2017.

(3)
Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of March 31, 2018 and December 31, 2017, $5.7 million and $6.0 million of unamortized deferred financing costs, respectively, which are included in prepaid expenses and other assets, net on our consolidated balance sheets, remained to be amortized through the maturity date of our unsecured revolving credit facility.

We intend to borrow under the unsecured revolving credit facility as necessary for general corporate purposes, to finance development and redevelopment expenditures, to fund potential acquisitions and to potentially repay long-term debt.

During the three months ended March 31, 2018, we borrowed the full $150.0 million borrowing capacity of our unsecured term loan facility. In connection with the funding of the outstanding borrowings, we transferred $30.0 million of outstanding borrowings under the unsecured revolving credit facility to the balance of our unsecured term loan facility. As a result, only $120.0 million of cash proceeds were received from the funding of the unsecured term loan facility. The following table summarizes the balance and terms of our unsecured term loan facility as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(in thousands)
Outstanding borrowings	$150,000	$—
Remaining borrowing capacity	—	150,000
Total borrowing capacity (1)(2)	$150,000	$150,000
Interest rate (3)	2.90%	2.66%
Undrawn facility fee-annual rate (4)	0.200%
Maturity date	July 2022
________________________

(1)
In July 2017, the Facility was amended to include a 12-month delayed draw option on the unsecured term loan facility. The Company may repay amounts under the unsecured term loan facility through July 2018, however, no additional draws may be made.

(2)
As of March 31, 2018 and December 31, 2017, $1.1 million and $1.2 million of unamortized deferred financing costs, respectively, remained to be amortized through the maturity date of our unsecured term loan facility.

(3)	Our unsecured term loan facility interest rate was calculated based on an annual rate of LIBOR plus 1.100% as of March 31, 2018 and December 31, 2017.

(4)	Prior to borrowing the full capacity of our unsecured term loan facility, the undrawn facility fee was calculated based on any unused borrowing capacity and was paid on a quarterly basis.

Capital Recycling Program

As discussed in the section “Factors That May Influence Future Results of Operations - Capital Recycling Program,” we continuously evaluate opportunities for the potential disposition of properties and undeveloped land in our portfolio or the formation of strategic ventures with the intent of recycling the proceeds generated from the disposition of less strategic or core assets into capital used to finance development expenditures, to fund new acquisitions, to repay long-term debt and for other general corporate purposes. As part of this strategy, we attempt to enter into Section 1031 Exchanges, when possible, to defer some or all of the taxable gains on the sales, if any, for federal and state income tax purposes.

We currently anticipate that in 2018 we could raise additional capital through our dispositions program ranging from approximately $250 million to $750 million. However, any potential future disposition transactions and the timing of any potential future capital recycling transactions will depend on market conditions and other factors, including but not limited to our capital needs and our ability to defer some or all of the taxable gains on the sales. In addition, we cannot assure you that we will dispose of any additional properties, or that we will be able to identify and complete the acquisitions of suitable replacement properties to effect Section 1031 Exchanges to defer some or all of the taxable gains related to our capital recycling program.

At-The-Market Stock Offering Program

Since commencement of our at-the-market stock offering program in December 2014, through March 31, 2018, we have sold 2,694,242 shares of common stock having an aggregate gross sales price of $200.1 million, and approximately $99.9 million remained available to be sold under this program. No shares of common stock were sold under this program during the three months ended March 31, 2018. Actual future sales will depend upon a variety of factors, including but not limited to, market conditions, the trading price of the Company’s common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

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

Unsecured and Secured Debt

The aggregate principal amount of the unsecured debt and secured debt of the Operating Partnership outstanding as of March 31, 2018 was as follows:

Aggregate Principal Amount Outstanding
(in thousands)
Unsecured Line of Credit	$50,000
Unsecured Term Loan Facility	150,000
Unsecured Senior Notes due 2020	250,000
Unsecured Senior Notes due 2023	300,000
Unsecured Senior Notes due 2024	425,000
Unsecured Senior Notes due 2025	400,000
Unsecured Senior Notes due 2029	400,000
Unsecured Senior Notes Series A & B due 2027 & 2029	250,000
Secured Debt	338,517
Total Unsecured and Secured Debt	$2,563,517
Less: Unamortized Net Discounts and Deferred Financing Costs (1)	(18,222)
Total Debt, Net	$2,545,295
________________________

(1)
Includes $14.3 million of unamortized deferred financing costs, $6.1 million of unamortized discounts for the unsecured senior notes and $2.1 million of unamortized premiums for the secured debt. Excludes unamortized deferred financing costs on the unsecured revolving credit facility.

Debt Composition

The composition of the Operating Partnership’s aggregate debt balances between secured and unsecured and fixed-rate and variable-rate debt as of March 31, 2018 and December 31, 2017 was as follows:

	Percentage of Total Debt (1)		Weighted Average Interest Rate(1)
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Secured vs. unsecured:
Unsecured (2)	86.8%	85.6%	4.1%	4.2%
Secured	13.2%	14.4%	4.4%	4.4%
Variable-rate vs. fixed-rate:
Variable-rate	7.8%	—%	2.9%	—%
Fixed-rate (2)	92.2%	100.0%	4.2%	4.2%
Stated rate (2)			4.1%	4.2%
GAAP effective rate (3)			4.1%	4.2%
GAAP effective rate including debt issuance costs			4.3%	4.4%
________________________

(1)	As of the end of the period presented.

(2)	Excludes the impact of the amortization of any debt discounts/premiums and deferred financing costs.

(3)	Includes the impact of the amortization of any debt discounts/premiums, excluding deferred financing costs.

Liquidity Uses

Contractual Obligations

Refer to our 2017 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside of the ordinary course of business, to these contractual obligations during the three months ended March 31, 2018.

Other Liquidity Uses

Development

As of March 31, 2018, we had five development projects under construction.  These projects have a total estimated investment of approximately $1.7 billion of which we have incurred approximately $940.0 million and committed an additional $628 million. The total remaining estimated investment is primarily related to tenant improvements and the timing of when we incur such costs will depend upon leasing activity. Furthermore, we currently believe we may spend up to an additional $100 - $300 million on potential future development pipeline projects that we expect we may commence construction on throughout the remainder of 2018.  Ultimate timing of these expenditures may fluctuate given construction progress and leasing status of the projects.  We expect that any material additional development activities will be funded with borrowings under the unsecured revolving credit facility, the public or private issuance of debt or equity securities or the disposition of assets under our capital recycling program.

Debt Maturities

We believe our conservative leverage and staggered debt maturities provide us with financial flexibility and enhance our ability to obtain additional sources of liquidity if necessary, and, therefore, we believe we are well-positioned to refinance or repay maturing debt and to pursue our strategy of seeking attractive acquisition opportunities, which we may finance, as necessary, with future public and private issuances of debt and equity securities. However, we can provide no assurance that we will have access to the public or private debt or equity markets in the future on favorable terms or at all. Our next debt maturity with a balance of $75.9 million at March 31, 2018 occurs in June 2019.

Potential Future Acquisitions

As discussed in the section “Factors That May Influence Future Results of Operations - Acquisitions,” we continue to evaluate strategic opportunities and remain a disciplined buyer of development and redevelopment opportunities as well as value-add operating properties, dependent on market conditions and business cycles, among other factors.  We continue to focus on growth opportunities in West Coast markets populated by knowledge and creative based tenants in a variety of industries, including technology, media, healthcare, life sciences, entertainment and professional services.  Any material acquisitions will be funded with borrowings under the unsecured revolving credit facility, the public or private issuance of debt or equity securities, the disposition of assets under our capital recycling program, the formation of strategic ventures or through the assumption of existing debt. As of March 31, 2018, we had $41.0 million of acquisition deposits that are nonrefundable, subject to closing conditions required to be met by the seller. We cannot provide assurance that we will enter into any agreements to acquire properties, or undeveloped land, or that the potential acquisitions contemplated by any agreements we may enter into in the future will be completed.

Share Repurchases

On February 23, 2016, the Company’s Board of Directors approved a 4,000,000 share increase to the Company’s existing share repurchase program bringing the total current repurchase authorization to 4,988,025 shares. As of March 31, 2018, 4,935,826 shares remain eligible for repurchase under the Company’s share repurchase program. Under this program, repurchases may be made in open market transactions at prevailing prices or through privately negotiated transactions. We may elect to repurchase shares of our common stock under this program in the future depending upon various factors, including market conditions, the trading price of our common stock and our other uses of capital. This program does not have a termination date, and repurchases may be discontinued at any time. We intend to fund repurchases, if any, primarily with the proceeds from property dispositions.

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

Debt Covenants

The unsecured revolving credit facility, unsecured term loan facility, unsecured term loan, unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key existing financial covenants and their covenant levels include:

Unsecured Credit Facility and Term Loan Facility (as defined in the applicable Credit Agreements) (1):	Covenant Level	Actual Performance as of March 31, 2018
Total debt to total asset value	less than 60%	27%
Fixed charge coverage ratio	greater than 1.5x	3.6x
Unsecured debt ratio	greater than 1.67x	3.53x
Unencumbered asset pool debt service coverage	greater than 1.75x	4.99x

Unsecured Senior Notes due 2020, 2023, 2024, 2025 and 2029 (as defined in the applicable Indentures):
Total debt to total asset value	less than 60%	32%
Interest coverage	greater than 1.5x	7.7x
Secured debt to total asset value	less than 40%	4%
Unencumbered asset pool value to unsecured debt	greater than 150%	315%
________________________

(1)
As of March 31, 2018, the covenant performance under the Unsecured Senior Notes Series A and B due 2027 and 2029 (“private placement notes”), was substantially similar to the Facility; however, the unsecured debt ratio under the private placement notes was 3.15x reflecting definitional differences on unencumbered value. The Operating Partnership was in compliance under the credit agreement of the private placement notes as of March 31, 2018.

The Operating Partnership was in compliance with all of its debt covenants as of March 31, 2018. Our current expectation is that the Operating Partnership will continue to meet the requirements of its debt covenants in both the short and long term. However, in the event of an economic slowdown or continued volatility in the credit markets, there is no certainty that the Operating Partnership will be able to continue to satisfy all of the covenant requirements.

Consolidated Historical Cash Flow Summary

The following summary discussion of our consolidated historical cash flow is based on the consolidated statements of cash flows in Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow for the periods presented below. Changes in our cash flow include changes in cash and cash equivalents and restricted cash. Our historical cash flow activity for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 is as follows:

	Three Months Ended March 31,
	2018	2017	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$94,109	$96,375	$(2,266)	(2.4)%
Net cash used in investing activities	(247,655)	(86,388)	(161,267)	186.7%
Net cash provided by financing activities	139,817	225,474	(85,657)	(38.0)%

Operating Activities

Our cash flows from operating activities depends on numerous factors including the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, the level of operating expenses, the impact of property acquisitions, completed development projects and related financing activities, and other general and administrative costs. While our cash Net Operating Income generated from our Same Store, Stabilized Development and Acquisition Portfolios increased for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 (see additional information under the caption “—Results of Operations”), our net cash provided by operating activities decreased by $2.3 million, or 2.4% due to changes in other assets and liabilities related to the timing of expenditures.

Investing Activities

Our cash flows from investing activities is generally used to fund development and operating property acquisitions, expenditures for development projects, and recurring and nonrecurring capital expenditures for our operating properties, net of proceeds received from dispositions of real estate assets. Our net cash used in investing activities increased by $161.3 million or

186.7% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to an acquisition of operating properties completed during the three months ended March 31, 2018 as well as higher development expenditures during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The Company did not acquire any operating properties during the three months ended March 31, 2017.

Financing Activities

Our cash flows from financing activities is principally impacted by our capital raising activities, net of dividends and distributions paid to common and preferred security holders. Our net cash provided by financing activities decreased $85.7 million or 38.0% due to lower capital raising activity during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 net of the redemption of the Company’s Series G Preferred stock during the three months ended March 31, 2017.

Off-Balance Sheet Arrangements

As of March 31, 2018 and as of the date this report was filed, we did not have any off-balance sheet transactions, arrangements or obligations, including contingent obligations.

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

The following table presents our FFO for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net income available to common stockholders	$36,246	$26,329
Adjustments:
Net income attributable to noncontrolling common units of the Operating Partnership	751	623
Net income attributable to noncontrolling interests in consolidated property partnerships	3,974	3,133
Depreciation and amortization of real estate assets	61,677	59,734
Gains on sales of depreciable real estate	—	(2,257)
Funds From Operations attributable to noncontrolling interests in consolidated property partnerships	(6,363)	(5,628)
Funds From Operations (1)(2)	$96,285	$81,934
________________________

(1)	Reported amounts are attributable to common stockholders, common unitholders and restricted stock unitholders.

(2)
FFO available to common stockholders and unitholders includes amortization of deferred revenue related to tenant-funded tenant improvements of $4.3 million and $3.7 million for the three months ended March 31, 2018 and 2017, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk we face is interest rate risk. We seek to mitigate this risk by following established risk management policies and procedures. These policies include maintaining prudent amounts of debt, including a greater amount of fixed-rate debt as compared to variable-rate debt in our portfolio, and may include the periodic use of derivative instruments. As of March 31, 2018 and December 31, 2017, we did not have any interest-rate sensitive derivative assets or liabilities. Information about our changes in interest rate risk exposures from December 31, 2017 to March 31, 2018 is incorporated herein by reference from “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Operating Partnership.”

Market Risk

As of March 31, 2018, approximately 7.8% of our total outstanding debt of $2.6 billion (before the effects of debt discounts, premiums and deferred financing costs) was subject to variable interest rates. The remaining 92.2% bore interest at fixed rates. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. In general, interest rate fluctuations applied to our variable-rate debt will impact our future earnings and cash flows. Conversely, interest rate fluctuations applied to our fixed-rate debt will generally not impact our future earnings and cash flows, unless such instruments mature or are otherwise terminated and need to be refinanced. However, interest rate fluctuations will impact the fair value of the fixed-rate debt instruments.

We generally determine the fair value of our secured debt, unsecured revolving credit facility and unsecured term loan facility by performing discounted cash flow analyses using an appropriate market discount rate. We calculate the market rate by obtaining period-end treasury rates for maturities that correspond to the maturities of our fixed-rate debt and then adding an appropriate credit spread based on information obtained from third-party financial institutions. We calculate the market rate of our unsecured revolving credit facility and unsecured term loan facility by obtaining the period-end LIBOR rate and then adding an appropriate credit spread based on information obtained from third-party financial institutions. These credit spreads take into account factors, including but not limited to, our credit profile, the tenure of the debt, amortization period, whether the debt is secured or unsecured, and the loan-to-value ratio of the debt to the collateral. These calculations are significantly affected by the assumptions used, including the discount rate, credit spreads, and estimates of future cash flow. We determine the fair value of each of our publicly traded unsecured senior notes based on their quoted trading price at the end of the reporting period. See Note 11 “Fair Value Measurements and Disclosures” in the consolidated financial statements included in this report for additional information on the fair value of our financial assets and liabilities as of March 31, 2018 and December 31, 2017.

As of March 31, 2018, the total outstanding balance of our variable-rate debt was comprised of borrowings on our unsecured revolving credit facility of $50.0 million and unsecured term loan facility of $150.0 million, which were indexed to LIBOR plus a spread of 1.00% (weighted average interest rate of 2.72%) and LIBOR plus a spread of 1.10% (weighted average interest rate of 2.90%), respectively. At December 31, 2017, there were no outstanding balances on both our $750.0 million unsecured revolving credit facility and our $150.0 million unsecured term loan facility, but both were available for borrowing at the following variable rates: LIBOR plus a spread of 1.00% (weighted average interest rate of 2.56%) and LIBOR plus a spread of 1.10% (weighted average interest rate of 2.66%), respectively. Assuming no changes in the outstanding balance of our existing variable-rate debt as of March 31, 2018, a 100 basis point increase in the LIBOR rate would increase our projected annual interest expense, before the effect of capitalization, by approximately $2.0 million.

The total carrying value of our fixed-rate debt was approximately $2.3 billion as of March 31, 2018 and December 31, 2017. The total estimated fair value of our fixed-rate debt was approximately $2.4 billion as of March 31, 2018 and December 31, 2017. For sensitivity purposes, a 100 basis point increase in the discount rate equates to a decrease in the total fair value of our fixed-rate debt of approximately $135.8 million, or 5.8%, as of March 31, 2018. Comparatively, a 100 basis point increase in the discount rate equates to a decrease in the total fair value of our fixed-rate debt of approximately $145.0 million, or 6.0%, as of December 31, 2017.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2018, the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

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

As required by SEC Rule 13a-15(b), the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2018, the end of the period covered by this report. Based on the foregoing, the Operating Partnership’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes that occurred during the quarter covered by this report in the Operating Partnership’s internal control over financial reporting identified in connection with the evaluation referenced above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We and our properties are subject to routine litigation incidental to our business. These matters are generally covered by insurance. As of March 31, 2018, we are not a defendant in, and our properties are not subject to, any legal proceedings that we believe, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors included in the Company’s and the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities: None.

(b) Use of Proceeds from Registered Securities: None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

The table below reflects our purchases of common stock during each of the three months in the three-month period ended
March 31, 2018.

Period	Total Number of Shares of Stock Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs
January 1, 2018 - January 31, 2018	80,722	$71.75	—	—
February 1, 2018 - February 28, 2018	111,473	68.25	—	—
March 1, 2018 - March 31, 2018	—	—	—	—
Total	192,195	$69.72	—	—
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

10.1†*	Kilroy Realty Corporation Director Compensation Policy effective as of April 1, 2018

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty Corporation

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty Corporation

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty, L.P.

31.4*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty, L.P.

32.1*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty Corporation

32.2*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty Corporation

32.3*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty, L.P.

32.4*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty, L.P.

101.1
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to the Consolidated Financial Statements (unaudited).(1)

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 26, 2018.

KILROY REALTY CORPORATION

By:	/s/ John Kilroy
John Kilroy President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Tyler H. Rose
Tyler H. Rose Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Heidi R. Roth
Heidi R. Roth Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 26, 2018.

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