Form 10-Q
period 2018-06-30
KILROY REALTY CORP; Kilroy Realty, L.P.
filed 2018-07-26
CIK 1025996, 1493976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Kilroy Realty Corporation Yes  ☐     No   ☑
Kilroy Realty, L.P. Yes  ☐     No   ☑
As of July 20, 2018, 100,559,903 shares of Kilroy Realty Corporation common stock, par value $.01 per share, were outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2018 of Kilroy Realty Corporation and Kilroy Realty, L.P. Unless stated otherwise or the context otherwise requires, references to “Kilroy Realty Corporation” or the “Company,” “we,” “our,” and “us” mean Kilroy Realty Corporation, a Maryland corporation, and its controlled and consolidated subsidiaries, and references to “Kilroy Realty, L.P.” or the “Operating Partnership” mean Kilroy Realty, L.P., a Delaware limited partnership and its controlled and consolidated subsidiaries.
The Company is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of June 30, 2018, the Company owned an approximate 98.0% common general partnership interest in the Operating Partnership. The remaining approximate 2.0% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of the Company. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions, and refinancings and cause changes in its line of business, capital structure and distribution policies.
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
QUARTERLY REPORT FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY CORPORATION

KILROY REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2018	December 31, 2017
ASSETS	(unaudited)
REAL ESTATE ASSETS (Note 2):
Land and improvements	$1,127,100	$1,076,172
Buildings and improvements	5,017,999	4,908,797
Undeveloped land and construction in progress	1,993,314	1,432,808
Total real estate assets held for investment	8,138,413	7,417,777
Accumulated depreciation and amortization	(1,361,811)	(1,264,162)
Total real estate assets held for investment, net	6,776,602	6,153,615
CASH AND CASH EQUIVALENTS	50,817	57,649
RESTRICTED CASH	—	9,149
MARKETABLE SECURITIES (Note 11)	22,519	20,674
CURRENT RECEIVABLES, NET (Note 3)	15,144	16,926
DEFERRED RENT RECEIVABLES, NET (Note 3)	256,558	246,391
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET	186,649	183,728
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 4)	76,495	114,706
TOTAL ASSETS	$7,384,784	$6,802,838
LIABILITIES AND EQUITY
LIABILITIES:
Secured debt, net (Notes 5 and 11)	$338,189	$340,800
Unsecured debt, net (Notes 5 and 11)	2,156,521	2,006,263
Unsecured line of credit (Notes 5 and 11)	295,000	—
Accounts payable, accrued expenses and other liabilities	278,508	249,637
Accrued dividends and distributions (Note 17)	47,348	43,448
Deferred revenue and acquisition-related intangible liabilities, net	146,741	145,890
Rents received in advance and tenant security deposits	58,604	56,484
Total liabilities	3,320,911	2,842,522
COMMITMENTS AND CONTINGENCIES (Note 10)
EQUITY:
Stockholders’ Equity (Note 6):
Common stock, $.01 par value, 150,000,000 shares authorized, 100,559,903 and 98,620,333 shares issued and outstanding, respectively	1,006	986
Additional paid-in capital	3,951,289	3,822,492
Distributions in excess of earnings	(149,368)	(122,685)
Total stockholders’ equity	3,802,927	3,700,793
Noncontrolling Interests (Notes 1 and 7):
Common units of the Operating Partnership	78,223	77,948
Noncontrolling interests in consolidated property partnerships	182,723	181,575
Total noncontrolling interests	260,946	259,523
Total equity	4,063,873	3,960,316
TOTAL LIABILITIES AND EQUITY	$7,384,784	$6,802,838

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUES
Rental income	$164,515	$158,925	$327,386	$315,573
Tenant reimbursements	19,567	19,267	38,717	38,563
Other property income	2,990	2,406	3,791	5,770
Total revenues	187,072	180,598	369,894	359,906
EXPENSES
Property expenses	32,567	33,304	64,238	64,545
Real estate taxes	17,813	16,543	34,959	34,507
Provision for bad debts (Note 12)	5,641	409	5,376	1,707
Ground leases	1,586	1,547	3,147	3,189
General and administrative expenses	21,763	14,303	37,322	29,236
Depreciation and amortization	64,006	62,251	126,721	123,170
Total expenses	143,376	128,357	271,763	256,354
OTHER (EXPENSES) INCOME
Interest income and other net investment gain/loss (Note 11)	771	1,038	805	2,103
Interest expense (Note 5)	(12,712)	(17,973)	(26,210)	(35,325)
Total other (expenses) income	(11,941)	(16,935)	(25,405)	(33,222)
INCOME FROM OPERATIONS BEFORE GAINS ON SALES OF REAL ESTATE	31,755	35,306	72,726	70,330
Gains on sales of depreciable operating properties	—	—	—	2,257
NET INCOME	31,755	35,306	72,726	72,587
Net income attributable to noncontrolling common units of the Operating Partnership	(566)	(616)	(1,317)	(1,239)
Net income attributable to noncontrolling interests in consolidated property partnerships	(3,640)	(3,242)	(7,614)	(6,375)
Total income attributable to noncontrolling interests	(4,206)	(3,858)	(8,931)	(7,614)
NET INCOME ATTRIBUTABLE TO KILROY REALTY CORPORATION	27,549	31,448	63,795	64,973
Preferred dividends	—	(1,615)	—	(4,966)
Original issuance costs of redeemed preferred stock and preferred units	—	—	—	(3,845)
Total preferred dividends	—	(1,615)	—	(8,811)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$27,549	$29,833	$63,795	$56,162
Net income available to common stockholders per share – basic (Note 13)	$0.27	$0.30	$0.63	$0.56
Net income available to common stockholders per share – diluted (Note 13)	$0.27	$0.30	$0.63	$0.56
Weighted average common shares outstanding – basic (Note 13)	99,691,700	98,275,471	99,220,577	97,834,255
Weighted average common shares outstanding – diluted (Note 13)	100,150,856	98,827,378	99,687,682	98,427,345
Dividends declared per common share	$0.455	$0.425	$0.880	$0.800

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share and per share/unit data)

		Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings / (Distributions in Excess of Earnings)
BALANCE AS OF DECEMBER 31, 2016	$192,411	93,219,439	$932	3,457,649	$(107,997)	$3,542,995	$216,322	$3,759,317
Net income					64,973	64,973	7,614	72,587
Redemption of Series G Preferred stock	(96,155)				(3,845)	(100,000)		(100,000)
Issuance of common stock		4,427,500	44	308,788		308,832		308,832
Issuance of share-based compensation awards				4,691		4,691		4,691
Non-cash amortization of share-based compensation				12,628		12,628		12,628
Exercise of stock options		272,000	4	12,047		12,051		12,051
Settlement of restricted stock units for shares of common stock		278,057	3	(3)		—		—
Repurchase of common stock, stock options and restricted stock units		(150,129)	(2)	(11,640)		(11,642)		(11,642)
Exchange of common units of the Operating Partnership		304,350	3	10,936		10,939	(10,939)	—
Contributions from noncontrolling interests in consolidated property partnerships						—	250	250
Distributions to noncontrolling interests in consolidated property partnerships						—	(8,651)	(8,651)
Adjustment for noncontrolling interest				(3,068)		(3,068)	3,068	—
Preferred dividends					(4,966)	(4,966)		(4,966)
Dividends declared per common share and common unit ($0.800 per share/unit)					(80,964)	(80,964)	(1,662)	(82,626)
BALANCE AS OF JUNE 30, 2017	$96,256	98,351,217	$984	$3,792,028	$(132,799)	$3,756,469	$206,002	$3,962,471

	Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AS OF DECEMBER 31, 2017	98,620,333	$986	$3,822,492	$(122,685)	$3,700,793	$259,523	$3,960,316
Net income				63,795	63,795	8,931	72,726
Issuance of common stock (Note 7)	1,719,195	17	124,130		124,147		124,147
Issuance of share-based compensation awards			2,453		2,453		2,453
Non-cash amortization of share-based compensation			16,597		16,597		16,597
Exercise of stock options	1,000	—	41		41		41
Settlement of restricted stock units for shares of common stock	405,067	4	(4)		—		—
Repurchase of common stock, stock options and restricted stock units	(192,195)	(2)	(13,640)		(13,642)		(13,642)
Exchange of common units of the Operating Partnership	6,503	1	244		245	(245)	—
Distributions to noncontrolling interests in consolidated property partnerships					—	(6,465)	(6,465)
Adjustment for noncontrolling interest			(1,024)		(1,024)	1,024	—
Dividends declared per common share and common unit ($0.880 per share/unit)				(90,478)	(90,478)	(1,822)	(92,300)
BALANCE AS OF JUNE 30, 2018	100,559,903	$1,006	$3,951,289	$(149,368)	$3,802,927	$260,946	$4,063,873

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$72,726	$72,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	124,633	120,734
Depreciation of non-real estate furniture, fixtures and equipment	2,088	2,436
Increase in provision for bad debts (Note 12)	5,376	1,707
Non-cash amortization of share-based compensation awards	12,267	8,966
Non-cash amortization of deferred financing costs and debt discounts and premiums	582	1,469
Non-cash amortization of net below market rents	(5,481)	(3,603)
Gain on sale of depreciable operating properties	—	(2,257)
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements	(8,869)	(8,243)
Straight-line rents	(10,566)	(15,537)
Net change in other operating assets	(5,513)	(7,418)
Net change in other operating liabilities	1,600	7,575
Net cash provided by operating activities	188,843	178,416
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for acquisition of undeveloped land (Note 2)	(311,299)	—
Expenditures for development properties and undeveloped land	(204,039)	(161,045)
Expenditures for acquisition of operating properties (Note 2)	(111,029)	—
Expenditures for operating properties	(74,079)	(40,738)
Net proceeds received from dispositions	—	11,865
Net decrease (increase) in acquisition-related deposits	21,000	(26,100)
Proceeds received from repayment of note receivable (Note 4)	15,100	—
Net cash used in investing activities	(664,346)	(216,018)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on unsecured revolving credit facility (Note 5)	505,000	—
Repayments on unsecured revolving credit facility (Note 5)	(180,000)	—
Borrowings on unsecured debt (Note 5)	120,000	—
Principal payments on secured debt	(1,768)	(4,213)
Proceeds from the issuance of unsecured debt	—	250,000
Financing costs	(1,840)	(2,191)
Net proceeds from issuance of common stock	124,147	308,832
Redemption of Series G Preferred stock	—	(100,000)
Repurchase of common stock and restricted stock units	(13,642)	(11,642)
Proceeds from exercise of stock options	41	12,051
Distributions to noncontrolling interests in consolidated property partnerships	(6,485)	(8,651)
Contributions from noncontrolling interests in consolidated property partnerships	—	250
Dividends and distributions paid to common stockholders and common unitholders	(85,931)	(255,292)
Dividends and distributions paid to preferred stockholders and preferred unitholders	—	(5,806)
Net cash provided by financing activities	459,522	183,338
Net (decrease) increase in cash and cash equivalents and restricted cash	(15,981)	145,736
Cash and cash equivalents and restricted cash, beginning of period	66,798	250,129
Cash and cash equivalents and restricted cash, end of period	$50,817	$395,865

See accompanying notes to consolidated financial statements.

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY, L.P.

KILROY REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	June 30, 2018	December 31, 2017
ASSETS	(unaudited)
REAL ESTATE ASSETS (Note 2):
Land and improvements	$1,127,100	$1,076,172
Buildings and improvements	5,017,999	4,908,797
Undeveloped land and construction in progress	1,993,314	1,432,808
Total real estate assets held for investment	8,138,413	7,417,777
Accumulated depreciation and amortization	(1,361,811)	(1,264,162)
Total real estate assets held for investment, net	6,776,602	6,153,615
CASH AND CASH EQUIVALENTS	50,817	57,649
RESTRICTED CASH	—	9,149
MARKETABLE SECURITIES (Note 11)	22,519	20,674
CURRENT RECEIVABLES, NET (Note 3)	15,144	16,926
DEFERRED RENT RECEIVABLES, NET (Note 3)	256,558	246,391
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET	186,649	183,728
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 4)	76,495	114,706
TOTAL ASSETS	$7,384,784	$6,802,838
LIABILITIES AND CAPITAL
LIABILITIES:
Secured debt, net (Notes 5 and 11)	$338,189	$340,800
Unsecured debt, net (Notes 5 and 11)	2,156,521	2,006,263
Unsecured line of credit (Notes 5 and 11)	295,000	—
Accounts payable, accrued expenses and other liabilities	278,508	249,637
Accrued distributions (Note 17)	47,348	43,448
Deferred revenue and acquisition-related intangible liabilities, net	146,741	145,890
Rents received in advance and tenant security deposits	58,604	56,484
Total liabilities	3,320,911	2,842,522
COMMITMENTS AND CONTINGENCIES (Note 10)
CAPITAL:
Common units, 100,559,903 and 98,620,333 held by the general partner and 2,070,690 and 2,077,193 held by common limited partners issued and outstanding, respectively (Note 8)	3,876,145	3,773,941
Noncontrolling interests in consolidated property partnerships and subsidiaries (Note 1)	187,728	186,375
Total capital	4,063,873	3,960,316
TOTAL LIABILITIES AND CAPITAL	$7,384,784	$6,802,838

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUES
Rental income	$164,515	$158,925	$327,386	$315,573
Tenant reimbursements	19,567	19,267	38,717	38,563
Other property income	2,990	2,406	3,791	5,770
Total revenues	187,072	180,598	369,894	359,906
EXPENSES
Property expenses	32,567	33,304	64,238	64,545
Real estate taxes	17,813	16,543	34,959	34,507
Provision for bad debts (Note 12)	5,641	409	5,376	1,707
Ground leases	1,586	1,547	3,147	3,189
General and administrative expenses	21,763	14,303	37,322	29,236
Depreciation and amortization	64,006	62,251	126,721	123,170
Total expenses	143,376	128,357	271,763	256,354
OTHER (EXPENSES) INCOME
Interest income and other net investment gain/loss (Note 11)	771	1,038	805	2,103
Interest expense (Note 5)	(12,712)	(17,973)	(26,210)	(35,325)
Total other (expenses) income	(11,941)	(16,935)	(25,405)	(33,222)
INCOME FROM OPERATIONS BEFORE GAINS ON SALES OF REAL ESTATE	31,755	35,306	72,726	70,330
Gains on sales of depreciable operating properties	—	—	—	2,257
NET INCOME	31,755	35,306	72,726	72,587
Net income attributable to noncontrolling interests in consolidated property partnerships and subsidiaries	(3,740)	(3,335)	(7,818)	(6,562)
NET INCOME ATTRIBUTABLE TO KILROY REALTY, L.P.	28,015	31,971	64,908	66,025
Preferred distributions	—	(1,615)	—	(4,966)
Original issuance costs of redeemed preferred units	—	—	—	(3,845)
Total preferred distributions	—	(1,615)	—	(8,811)
NET INCOME AVAILABLE TO COMMON UNITHOLDERS	$28,015	$30,356	$64,908	$57,214
Net income available to common unitholders per unit – basic (Note 14)	$0.27	$0.30	$0.63	$0.56
Net income available to common unitholders per unit – diluted (Note 14)	$0.27	$0.30	$0.63	$0.56
Weighted average common units outstanding – basic (Note 14)	101,762,390	100,352,664	101,291,549	100,024,000
Weighted average common units outstanding – diluted (Note 14)	102,221,546	100,904,571	101,758,654	100,617,090
Dividends declared per common unit	$0.455	$0.425	$0.880	$0.800

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(Unaudited; in thousands, except unit and per unit data)

	Partners’ Capital			Total Partners’ Capital	Noncontrolling Interests in Consolidated Property Partnerships and Subsidiaries
	Preferred Units	Number of Common Units	Common Units			Total Capital
BALANCE AS OF DECEMBER 31, 2016	$192,411	95,600,982	$3,431,768	$3,624,179	$135,138	$3,759,317
Net income			66,025	66,025	6,562	72,587
Redemption of Series G Preferred units	(96,155)		(3,845)	(100,000)		(100,000)
Issuance of common units		4,427,500	308,832	308,832		308,832
Issuance of share-based compensation awards			4,691	4,691		4,691
Non-cash amortization of share-based compensation			12,628	12,628		12,628
Exercise of stock options		272,000	12,051	12,051		12,051
Settlement of restricted stock units		278,057	—	—		—
Repurchase of common units, stock options and restricted stock units		(150,129)	(11,642)	(11,642)		(11,642)
Contributions from noncontrolling interests in consolidated property partnerships					250	250
Distributions to noncontrolling interests in consolidated property partnerships					(8,651)	(8,651)
Preferred distributions			(4,966)	(4,966)		(4,966)
Distributions declared per common unit ($0.800 per unit)			(82,626)	(82,626)		(82,626)
BALANCE AS OF JUNE 30, 2017	$96,256	100,428,410	$3,732,916	$3,829,172	$133,299	$3,962,471

	Partners’ Capital		Noncontrolling Interests in Consolidated Property Partnerships and Subsidiaries
	Number of Common Units	Common Units		Total Capital
BALANCE AS OF DECEMBER 31, 2017	100,697,526	$3,773,941	$186,375	$3,960,316
Net income		64,908	7,818	72,726
Issuance of common units (Note 8)	1,719,195	124,147		124,147
Issuance of share-based compensation awards		2,453		2,453
Non-cash amortization of share-based compensation		16,597		16,597
Exercise of stock options	1,000	41		41
Settlement of restricted stock units	405,067	—		—
Repurchase of common units, stock options and restricted stock units	(192,195)	(13,642)		(13,642)
Distributions to noncontrolling interests in consolidated property partnerships			(6,465)	(6,465)
Distributions declared per common unit ($0.880 per unit)		(92,300)		(92,300)
BALANCE AS OF JUNE 30, 2018	102,630,593	$3,876,145	$187,728	$4,063,873

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$72,726	$72,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	124,633	120,734
Depreciation of non-real estate furniture, fixtures and equipment	2,088	2,436
Increase in provision for bad debts (Note 12)	5,376	1,707
Non-cash amortization of share-based compensation awards	12,267	8,966
Non-cash amortization of deferred financing costs and debt discounts and premiums	582	1,469
Non-cash amortization of net below market rents	(5,481)	(3,603)
Gain on sale of depreciable operating properties	—	(2,257)
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements	(8,869)	(8,243)
Straight-line rents	(10,566)	(15,537)
Net change in other operating assets	(5,513)	(7,418)
Net change in other operating liabilities	1,600	7,575
Net cash provided by operating activities	188,843	178,416
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for acquisition of undeveloped land (Note 2)	(311,299)	—
Expenditures for development properties and undeveloped land	(204,039)	(161,045)
Expenditures for acquisition of operating properties (Note 2)	(111,029)	—
Expenditures for operating properties	(74,079)	(40,738)
Net proceeds received from dispositions	—	11,865
Net decrease (increase) in acquisition-related deposits	21,000	(26,100)
Proceeds received from repayment of note receivable (Note 4)	15,100	—
Net cash used in investing activities	(664,346)	(216,018)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on unsecured revolving credit facility (Note 5)	505,000	—
Repayments on unsecured revolving credit facility (Note 5)	(180,000)	—
Borrowings on unsecured debt (Note 5)	120,000	—
Principal payments on secured debt	(1,768)	(4,213)
Proceeds from the issuance of unsecured debt	—	250,000
Financing costs	(1,840)	(2,191)
Net proceeds from issuance of common units	124,147	308,832
Redemption of Series G Preferred units	—	(100,000)
Repurchase of common units and restricted stock units	(13,642)	(11,642)
Proceeds from exercise of stock options	41	12,051
Distributions to noncontrolling interests in consolidated property partnerships	(6,485)	(8,651)
Contributions from noncontrolling interests in consolidated property partnerships	—	250
Distributions paid to common unitholders	(85,931)	(255,292)
Distributions paid to preferred unitholders	—	(5,806)
Net cash provided by financing activities	459,522	183,338
Net (decrease) increase in cash and cash equivalents and restricted cash	(15,981)	145,736
Cash and cash equivalents and restricted cash, beginning of period	66,798	250,129
Cash and cash equivalents and restricted cash, end of period	$50,817	$395,865

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

Our stabilized portfolio of operating properties was comprised of the following properties at June 30, 2018:

	Number of Buildings	Rentable Square Feet (unaudited)	Number of Tenants	Percentage Occupied (unaudited)	Percentage Leased (unaudited)
Stabilized Office Properties	104	13,881,509	519	94.0%	96.8%

	Number of Buildings	Number of Units	2018 Average Occupancy (unaudited)
Stabilized Residential Property	1	200	83.3%

Our stabilized portfolio includes all of our properties with the exception of development and redevelopment properties currently committed for construction, under construction, or in the tenant improvement phase, undeveloped land and real estate assets held for sale. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We define properties in the tenant improvement phase as properties that we are developing or redeveloping where the project has reached cold shell condition and is ready for tenant improvements, which may require additional major base building construction before being placed in service. Projects in the tenant improvement phase are added to our stabilized portfolio once the project reaches the earlier of 95% occupancy or one year from the date of the cessation of major base building construction activities. Costs capitalized to construction in progress for development and redevelopment properties are transferred to land and improvements, buildings and improvements, and deferred leasing costs on our consolidated balance sheets at the historical cost of the property as the projects are placed in service.

As of June 30, 2018, the following properties were excluded from our stabilized portfolio. We did not have any redevelopment properties or properties held for sale at June 30, 2018.

	Number of Properties/Projects	Estimated Rentable Square Feet (1)
In-process development projects - tenant improvement (2)	2	1,150,000
In-process development projects - under construction (3)	3	956,000
________________________

(1)	Estimated rentable square feet upon completion.

(2)	Includes 86,000 square feet of Production, Distribution, and Repair (“PDR”) space at 100 Hooper.

(3)	In addition to the estimated office and PDR rentable square feet noted above, development projects under construction also include 120,000 square feet of retail space and 608 residential units.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our stabilized portfolio also excludes our future development pipeline, which as of June 30, 2018 was comprised of seven potential development sites, representing approximately 80 gross acres of undeveloped land.

As of June 30, 2018, all of our properties and development projects were owned and all of our business was conducted in the state of California with the exception of twelve office properties and one development project under construction located in the state of Washington. All of our properties and development projects are 100% owned, excluding four office properties owned by three consolidated property partnerships, as well as an office project and a development site held by consolidated variable interest entities for future transactions intended to qualify as like-kind exchanges pursuant to Section 1031 of the Code (“Section 1031 Exchanges”).

Two of the three property partnerships, 100 First Street Member, LLC (“100 First LLC”) and 303 Second Street Member, LLC (“303 Second LLC”), each owned one office property in San Francisco, California through subsidiary REITs. As of June 30, 2018, the Company owned a 56% common equity interest in both 100 First LLC and 303 Second LLC. The third property partnership, Redwood City Partners, LLC (“Redwood LLC”) owned two office properties in Redwood City, California. As of June 30, 2018, the Company owned an approximate 93% common equity interest in Redwood LLC. The remaining interests in all three property partnerships were owned by unrelated third parties.

Ownership and Basis of Presentation

The consolidated financial statements of the Company include the consolidated financial position and results of operations of the Company, the Operating Partnership, the Finance Partnership, 303 Second LLC, 100 First LLC, Redwood LLC and all of our wholly-owned and controlled subsidiaries. The consolidated financial statements of the Operating Partnership include the consolidated financial position and results of operations of the Operating Partnership, the Finance Partnership, 303 Second LLC, 100 First LLC, Redwood LLC and all of our wholly-owned and controlled subsidiaries. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

As of June 30, 2018, the Company owned an approximate 98.0% common general partnership interest in the Operating Partnership. The remaining approximate 2.0% common limited partnership interest in the Operating Partnership as of June 30, 2018 was owned by non-affiliated investors and certain of our executive officers and directors. Both the general and limited common partnership interests in the Operating Partnership are denominated in common units. Generally, the number of common units held by the Company is equivalent to the number of outstanding shares of the Company’s common stock, and the rights of all the common units to quarterly distributions and payments in liquidation mirror those of the Company’s common stockholders. The common limited partners have certain redemption rights as provided in the Operating Partnership’s Seventh Amended and Restated Agreement of Limited Partnership, as amended, the “Partnership Agreement.”

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

Variable Interest Entities
The Operating Partnership is a variable interest entity (“VIE”) that is consolidated by the Company as the primary beneficiary as the Operating Partnership is a limited partnership in which the common limited partners do not have substantive kick-out or participating rights. At June 30, 2018, the consolidated financial statements of the Company included six VIEs in addition to the Operating Partnership: 100 First LLC, 303 Second LLC, an entity established during the first quarter of 2018 to facilitate potential future Section 1031 Exchanges and three entities established during the second quarter of 2018 to facilitate potential future Section

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

1031 Exchanges. At June 30, 2018, the Operating Partnership was determined to be the primary beneficiary of these six VIEs since the Operating Partnership had the ability to control the activities that most significantly impact each of the VIE’s economic performance. As of June 30, 2018, the six VIEs’ total assets, liabilities and noncontrolling interests included on our consolidated balance sheet were approximately $896.8 million (of which $846.5 million related to real estate held for investment), approximately $77.0 million and approximately $176.5 million, respectively. Revenues, income and net assets generated by 100 First LLC and 303 Second LLC may only be used to settle their contractual obligations, which primarily consist of operating expenses, capital expenditures and required distributions.

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
We evaluated each of the Company’s revenue streams to determine the sources of revenue that are impacted by ASU 2014-09 and concluded that two revenue streams, sales of real estate and revenue from our multi-tenant parking arrangements, fall within the scope of Topic 606. We evaluated the impact of the adoption of the guidance on the timing of gain recognition for our historical dispositions and concluded there was no significant impact to our consolidated financial statements given the straight forward nature of our historical disposition transactions. We also evaluated the impact of the guidance on the timing and pattern of revenue recognition for our multi-tenant parking arrangements and determined there was no significant impact to our consolidated financial statements. We generally provide parking for our multi-tenant properties based on the prevailing market rate per parking space, which adjusts based on prevailing market rates during the tenant’s occupancy, and we recognize parking revenue as parking spaces are utilized by the tenant. Given the structure of these arrangements whereby the amount of parking revenue we recognize corresponds directly to the tenant’s use, we were able to apply the practical expedient provided in Accounting Standards Codification (“ASC”) 606-10-50-14(b) (the “right to invoice” practical expedient). As a result of applying this practical expedient, we are not required to disclose the transaction price allocated to future performance obligations for multi-tenant parking since we cannot predict or estimate the use of such parking spaces. During the three months ended June 30, 2018 and 2017, we recognized $6.8 million and $6.9 million, respectively, of parking revenue for arrangements that are within the scope of Topic 606, which is included in rental revenues on our consolidated statements of operations. During the six months ended June 30, 2018 and 2017, we recognized $13.4 million and $13.6 million, respectively, of parking revenue for arrangements that are within the scope of Topic 606, which is included in rental revenues on our consolidated statements of operations. We concluded that the adoption of Topic 606 did not have an impact on our consolidated financial statements or a material impact on the notes to our consolidated financial statements.
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
Accounting Pronouncements Effective January 1, 2019

ASU No. 2016-02 “Leases (Topic 842)”

On February 25, 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842)” (“ASU 2016-02”) to amend the accounting guidance for leases. The accounting applied by a lessor is largely unchanged under ASU 2016-02. However, the standard requires lessees to recognize lease assets and lease liabilities for leases classified as operating leases on the balance sheet. Lessees will recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it will recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. We continue to have a project team, led by senior accounting management, that is proactively working to analyze and evaluate the impact of the guidance on our consolidated financial statements.
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
In March 2018, the FASB finalized the changes with respect to optional transition relief and approved a practical expedient for lessors that would permit lessors to make an accounting policy election to not separate nonlease components from the associated lease components, by class of underlying asset, if the following two criteria are met: (1) the timing and pattern of transfer of the lease and nonlease components are the same and (2) the lease component would be classified as an operating lease if accounted for separately. For leases where we are the lessor, we currently believe that we will elect the optional transition relief and that we will meet the noted criteria to not be required to bifurcate and separately report nonlease components, such as common area maintenance revenue, for operating leases on our consolidated statements of operations. As a result, we currently believe that leases where we are the lessor will be accounted for in a similar method to existing standards with the underlying leased asset being reported and recognized as a real estate asset. The FASB is expected to issue an Accounting Standards Update codifying these changes and we currently expect to adopt ASU 2016-02 using the practical expedients proposed in the standard and the changes approved by the FASB.
ASU 2016-02 also specifies that upon adoption, lessors will no longer be able to capitalize and amortize certain leasing related costs and instead will only be permitted to capitalize and amortize incremental direct leasing costs. As a result, we have concluded that upon the adoption of the standard, we will be required to expense as incurred certain leasing costs we are currently able to capitalize and amortize as deferred leasing costs under existing guidance. We continue to evaluate the impact of this change in the guidance and we currently expect this change will have a material impact to the Company’s consolidated financial statements and results of operations upon adoption of the standard on January 1, 2019.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For leases where we are the lessee, specifically for our ground leases, we expect that the adoption of the standard will significantly change the accounting on our consolidated balance sheets since both existing ground leases and any future ground leases will be required to be recorded on the Company’s consolidated balance sheets as an obligation of the Company. We currently believe that existing ground leases executed before the January 1, 2019 adoption date will continue to be accounted for as operating leases and the new guidance will not have a material impact on our recognition of ground lease expense or our results of operations. However, we believe that we will be required to recognize a right of use asset and a lease liability on our consolidated balance sheets equal to the present value of the minimum lease payments required in accordance with each ground lease. As of June 30, 2018, our future undiscounted minimum rental payments under these leases totaled $249.9 million, with several of the leases containing provisions for rental payments to fluctuate based on fair market value and operating income measurements with expirations through 2093. In addition, we currently believe that for new ground leases entered into after the adoption date of the new standard, such leases could be required to be accounted for as financing type leases, resulting in ground lease expense recorded using the effective interest method instead of on a straight-line basis over the term of the lease. This could have a significant impact on our results of operations if we enter into material new ground leases after the date of adoption since ground lease expense calculated using the effective interest method results in an increased amount of ground lease expense in the earlier years of a ground lease as compared to the current straight-line method.
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
2.    Acquisitions

Operating Property Acquisitions

During the six months ended June 30, 2018, we acquired the three operating properties listed below from an unrelated third party. The acquisition was funded with proceeds from the Company’s unsecured revolving credit facility and unsecured term loan facility.

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

The related assets, liabilities and results of operations of the acquired properties are included in the consolidated financial statements as of the date of acquisition. The following table summarizes the assets acquired and liabilities assumed as of the date of acquisition, excluding acquisition-related costs:

Total 2018 Operating Property Acquisitions

Assets
Land and improvements	$50,928
Buildings and improvements (1)	59,123
Deferred leasing costs and acquisition-related intangible assets (2)	4,470
Total assets acquired	$114,521
Liabilities
Deferred revenue and acquisition-related intangible liabilities (3)	$3,521
Total liabilities assumed	3,521
Net assets and liabilities acquired	$111,000

________________________

(1)	Represents buildings, building improvements and tenant improvements.

(2)
Represents in-place leases (approximately $3.8 million with a weighted average amortization period of 2.6 years) and leasing commissions (approximately $0.7 million with a weighted average amortization period of 3.5 years).

(3)	Represents below-market leases (approximately $3.5 million with a weighted average amortization period of 9.8 years).

Development Project Acquisitions

During the six months ended June 30, 2018, we acquired the following development site, which is located adjacent to the three operating properties we acquired in January 2018, from an unrelated third party. The acquisition was funded with proceeds from the Company’s unsecured revolving credit facility and the Company’s at-the-market stock offering program.

Project	Date of Acquisition	City/Submarket	Type	Purchase Price (in millions) (1)
Kilroy Oyster Point	June 1, 2018	South San Francisco	Land	$308.2
________________________

(1)
Excludes acquisition-related costs. In connection with this acquisition, we also recorded $40.6 million in accrued liabilities and environmental remediation liabilities, which are not included in the purchase price above. As of June 30, 2018, the purchase price and assumed liabilities are included in undeveloped land and construction in progress and the assumed liabilities are included in accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets.

3.    Receivables

Current Receivables, net

Current receivables, net consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(in thousands)
Current receivables	$19,502	$19,235
Allowance for uncollectible tenant receivables	(4,358)	(2,309)
Current receivables, net	$15,144	$16,926

Deferred Rent Receivables, net

Deferred rent receivables, net consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(in thousands)
Deferred rent receivables	$260,152	$249,629
Allowance for deferred rent receivables	(3,594)	(3,238)
Deferred rent receivables, net	$256,558	$246,391

4.    Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net consisted of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(in thousands)
Furniture, fixtures and other long-lived assets, net	$37,799	$39,686
Notes receivable, net (1)	2,005	19,912
Prepaid expenses & acquisition deposits	36,691	55,108
Total prepaid expenses and other assets, net	$76,495	$114,706
________________________

(1)
During the six months ended June 30, 2018, a note receivable with a balance of $15.1 million was repaid to the Company. Notes receivable are shown net of a valuation allowance of approximately $2.9 million as of June 30, 2018.

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

Unsecured Senior Notes - Private Placement

On May 11, 2018, the Operating Partnership entered into a Note Purchase Agreement (the “Note Purchase Agreement”) in connection with the issuance and sale of $50.0 million principal amount of the Operating Partnership’s 4.30% Senior Notes, Series A, due July 18, 2026 (the “Series A Notes”), and $200.0 million principal amount of the Operating Partnership’s 4.35% Senior Notes, Series B, due October 18, 2026 (the “Series B Notes” and, together with the Series A Notes, the “Series A and B Notes”), pursuant to a private placement. As of June 30, 2018, there were no amounts issued or outstanding under the Series A and B Notes. In July 2018, the Company drew the full amount of the Series A Notes. The Series B Notes are required to be drawn by October 22, 2018. The Series A and B Notes mature on their respective due dates, unless earlier redeemed or prepaid pursuant to the terms of the Note Purchase Agreement. Interest on the Series A and B Notes is payable semi-annually in arrears on April 18 and October 18 of each year beginning April 18, 2019.

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

Unsecured Revolving Credit Facility and Term Loan Facility

The following table summarizes the balance and terms of our unsecured revolving credit facility as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(in thousands)
Outstanding borrowings	$295,000	$—
Remaining borrowing capacity	455,000	750,000
Total borrowing capacity (1)	$750,000	$750,000
Interest rate (2)	3.10%	2.56%
Facility fee-annual rate (3)	0.200%
Maturity date	July 2022
________________________

(1)
We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $600.0 million under an accordion feature under the terms of the unsecured revolving credit facility and unsecured term loan facility.

(2)	Our unsecured revolving credit facility interest rate was calculated based on an annual rate of LIBOR plus 1.000% as of June 30, 2018 and December 31, 2017.

(3)
Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of June 30, 2018 and December 31, 2017, $5.3 million and $6.0 million of unamortized deferred financing costs, respectively, which are included in prepaid expenses and other assets, net on our consolidated balance sheets, remained to be amortized through the maturity date of our unsecured revolving credit facility.

The Company intends to borrow under the unsecured revolving credit facility from time to time for general corporate purposes, to finance development and redevelopment expenditures, to fund potential acquisitions and to potentially repay long-term debt.

During the first quarter of 2018, we borrowed the full $150.0 million borrowing capacity of our unsecured term loan facility. In connection with the funding of the outstanding borrowings, we transferred $30.0 million of outstanding borrowings under the unsecured revolving credit facility to the balance of our unsecured term loan facility. As a result, only $120.0 million of cash proceeds were received from the funding of the unsecured term loan facility. The following table summarizes the balance and terms of our unsecured term loan facility as of June 30, 2018 and December 31, 2017:

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	June 30, 2018	December 31, 2017
	(in thousands)
Outstanding borrowings	$150,000	$—
Remaining borrowing capacity	—	150,000
Total borrowing capacity (1)	$150,000	$150,000
Interest rate (2)	3.17%	2.66%
Undrawn facility fee-annual rate (3)	0.200%
Maturity date	July 2022
________________________

(1)
As of June 30, 2018 and December 31, 2017, $1.0 million and $1.2 million of unamortized deferred financing costs, respectively, remained to be amortized through the maturity date of our unsecured term loan facility.

(2)	Our unsecured term loan facility interest rate was calculated based on an annual rate of LIBOR plus 1.100% as of June 30, 2018 and December 31, 2017.

(3)	Prior to borrowing the full capacity of our unsecured term loan facility, the undrawn facility fee was calculated based on any unused borrowing capacity and was paid on a quarterly basis.

Debt Covenants and Restrictions

The unsecured revolving credit facility, unsecured term loan facility, unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a minimum fixed-charge coverage ratio, a minimum unsecured debt ratio and a minimum unencumbered asset pool debt service coverage ratio. Noncompliance with one or more of the covenants and restrictions could result in the full principal balance of the associated debt becoming immediately due and payable. We believe we were in compliance with all of our debt covenants as of June 30, 2018.

Debt Maturities

The following table summarizes the stated debt maturities and scheduled amortization payments of our issued and outstanding debt, excluding unamortized debt discounts, premiums and deferred financing costs, as of June 30, 2018:

Year	(in thousands)
Remaining 2018	$1,816
2019	76,309
2020	255,137
2021	5,342
2022	450,554
Thereafter	2,018,469
Total (1)	$2,807,627
________________________

(1)
Includes gross principal balance of outstanding debt before the effect of the following at June 30, 2018: $13.7 million of unamortized deferred financing costs for the unsecured term loan facility, unsecured senior notes and secured debt, $5.9 million of unamortized discounts for the unsecured senior notes and $1.7 million of unamortized premiums for the secured debt.

Capitalized Interest and Loan Fees

The following table sets forth gross interest expense, including debt discount/premium and deferred financing cost amortization, net of capitalized interest, for the three and six months ended June 30, 2018 and June 30, 2017. The interest expense capitalized was recorded as a cost of development and increased the carrying value of undeveloped land and construction in progress.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Gross interest expense	$28,523	$28,731	$55,603	$56,246
Capitalized interest and deferred financing costs	(15,811)	(10,758)	(29,393)	(20,921)
Interest expense	$12,712	$17,973	$26,210	$35,325

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.    Stockholders’ Equity of the Company

At-The-Market Stock Offering Program

During the three months ended June 30, 2018, the Company completed its existing at-the-market stock offering program, under which we sold an aggregate of $300.0 million in gross sales of shares. In June 2018, the Company commenced a new at-the-market stock offering program (the “2018 At-The-Market Program”), under which we may currently offer and sell shares of our common stock with an aggregate gross sales price of up to $500.0 million. In connection with the 2018 At-The-Market-Program, the Company also entered into related forward purchase agreements whereby, at our discretion, we may sell shares of our common stock under the 2018 At-The-Market-Program under forward equity sales agreements. The use of a forward equity sales agreement would allow the Company to lock in a share price on the sale of shares of our common stock at the time the agreement is executed, but defer receiving the proceeds from the sale of shares until a later date. This also allows us to defer the potential dilutive impact of such offering of shares until such time as we settle the forward equity sales agreement.

Since commencement of our 2018 At-The-Market Program in June 2018, we have sold 349,466 shares of common stock through June 30, 2018, none of which were sold under forward equity sales agreements. Approximately $473.4 million remains available to be sold under this program.

The following table sets forth information regarding sales of common stock under our at-the-market offering programs for the six months ended June 30, 2018:

Six Months Ended June 30, 2018
(in millions, except share and per share data)
Shares of common stock sold during the period	1,719,195
Weighted average price per common share	$73.66
Aggregate gross proceeds	$126.6
Aggregate net proceeds after selling commissions	$125.1

The proceeds from sales were used to fund acquisitions, development expenditures and general corporate purposes. Actual future sales will depend upon a variety of factors, including but not limited to, market conditions, the trading price of the Company’s common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

7.    Noncontrolling Interests on the Company’s Consolidated Financial Statements

Common Units of the Operating Partnership

The Company owned an approximate 98.0%, 97.9%, and 97.9% common general partnership interest in the Operating Partnership as of June 30, 2018, December 31, 2017 and June 30, 2017, respectively. The remaining approximate 2.0%, 2.1%, and 2.1% common limited partnership interest as of June 30, 2018, December 31, 2017 and June 30, 2017, respectively, was owned by non-affiliated investors and certain of our executive officers and directors in the form of noncontrolling common units. There were 2,070,690, 2,077,193 and 2,077,193 common units outstanding held by these investors, executive officers and directors as of June 30, 2018, December 31, 2017 and June 30, 2017, respectively.

The noncontrolling common units may be redeemed by unitholders for cash. Except under certain circumstances, we, at our option, may satisfy the cash redemption obligation with shares of the Company’s common stock on a one-for-one basis. If satisfied in cash, the value for each noncontrolling common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable redemption date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $156.2 million and $154.5 million as of June 30, 2018 and December 31, 2017, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each noncontrolling common unit in the event of our termination or liquidation. In the event of our termination or liquidation, it is expected in most cases that each common unit would be entitled to a liquidating distribution equal to the liquidating distribution payable in respect of each share of the Company’s common stock.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.    Partners’ Capital of the Operating Partnership

At-The-Market Stock Offering Program

During the six months ended June 30, 2018, the Company utilized its at-the-market stock offering programs to issue shares of common stock (see Note 6 “Stockholders’ Equity of the Company” for additional information). The net offering proceeds were contributed by the Company to the Operating Partnership in exchange for common units for the six months ended June 30, 2018 as follows:

Six Months Ended June 30, 2018
(in millions, except share and per share data)
Shares of common stock contributed by the Company	1,719,195
Common units exchanged for share of common stock by the Company	1,719,195
Aggregate gross proceeds	$126.6
Aggregate net proceeds after selling commissions	$125.1

Common Units Outstanding

The following table sets forth the number of common units held by the Company and the number of common units held by non-affiliated investors and certain of our executive officers and directors in the form of noncontrolling common units as well as the ownership interest held on each respective date:

	June 30, 2018	December 31, 2017	June 30, 2017
Company owned common units in the Operating Partnership	100,559,903	98,620,333	98,351,217
Company owned general partnership interest	98.0%	97.9%	97.9%
Noncontrolling common units of the Operating Partnership	2,070,690	2,077,193	2,077,193
Ownership interest of noncontrolling interest	2.0%	2.1%	2.1%

For further discussion of the noncontrolling common units as of June 30, 2018 and December 31, 2017, refer to Note 7.

9.    Share-Based Compensation

Stockholder Approved Equity Compensation Plans

As of June 30, 2018, we maintained one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan, as amended (the “2006 Plan”). As of June 30, 2018, approximately 1.8 million shares were available for grant under the 2006 Plan. The calculation of shares available for grant is presented after taking into account a reserve for a sufficient number of shares to cover the vesting and payment of 2006 Plan awards that were outstanding on that date, including performance-based vesting awards at (i) levels actually achieved for the performance or market conditions (as defined below) for which the performance period has been completed and (ii) at target levels for the performance or market conditions (as defined below) for awards still in a performance period.

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

2018 Performance-Based RSU Grant

The 2018 Performance-Based RSUs are scheduled to vest at the end of a three-year period (consisting of calendar years 2018-2020). A target number of 2018 Performance-Based RSUs were awarded, and the final number of 2018 Performance-Based RSUs that vest (which may be more or less than the target number) will be based upon (1) the achievement of pre-set FFO per share goals for the year ending December 31, 2018 that applies to 100% of the Performance-Based RSUs awarded (the “FFO performance condition”) and (2) a performance measure that applies to 50% of the award based upon a measure of the Company’s

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

average debt to EBITDA ratio for the three-year performance period (the “debt to EBITDA ratio performance condition”) and a market measure that applies to the other 50% of the award based upon the relative ranking of the Company’s total stockholder return for the three-year performance period compared to the total stockholder returns of an established comparison group of companies over the same period (the “market condition”). The 2018 Performance-Based RSUs are also subject to a three-year service vesting provision and are scheduled to cliff vest on the date the final vesting percentage is determined following the end of the three-year performance period under the awards. The number of 2018 Performance-Based RSUs ultimately earned could fluctuate from the target number of 2018 Performance-Based RSUs granted based upon the levels of achievement for the FFO performance condition, the debt to EBITDA ratio performance condition, the market condition, and the extent to which the service vesting condition is satisfied. The estimate of the number of 2018 Performance-Based RSUs earned is evaluated quarterly during the performance period based on our estimate for each of the performance conditions measured against the applicable goals. As of June 30, 2018, the number of 2018 Performance-Based RSUs estimated to be earned based on the Company’s estimate of the performance conditions measured against the applicable goals was 158,205, and the compensation cost recorded to date for this program was based on that estimate. Compensation expense for the 2018 Performance-Based RSU grant is recognized on a straight-line basis over the requisite service period for each participant, which is generally the three-year service period.

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

The total grant date fair value of the 2018 Performance-Based RSU awards was $10.8 million on the February 14, 2018 grant date of the awards. For the six months ended June 30, 2018, we recorded compensation expense based upon the grant date fair value per share for each component multiplied by the estimated number of RSUs to be earned as discussed above.

2018 Time-Based RSU Grant

The 2018 Time-Based RSUs are scheduled to vest in three equal annual installments beginning on January 5, 2019 through January 5, 2021. Compensation expense for the 2018 Time-Based RSUs is recognized on a straight-line basis over the requisite service period for each participant, which is generally the three-year service vesting period. Each 2018 Time-Based RSU represents the right to receive one share of our common stock in the future. The total grant date fair value of the 2018 Time-Based RSU awards was $8.4 million, which was based on the $70.37 and $66.46 closing share prices of the Company’s common stock on the NYSE on the January 29, 2018 and February 14, 2018, respectively, grant dates of the awards.

Share-Based Compensation Cost Recorded During the Period

The total compensation cost for all share-based compensation programs was $11.5 million and $6.5 million for the three months ended June 30, 2018 and 2017, respectively, and $16.6 million and $12.6 million for the six months ended June 30, 2018 and 2017, respectively. Of the total share-based compensation costs, $2.8 million and $1.6 million was capitalized as part of real estate assets and deferred leasing costs for the three months ended June 30, 2018 and 2017, respectively, and $4.3 million and $3.7 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, there was approximately $30.2 million of total unrecognized compensation cost related to nonvested incentive awards granted under share-based compensation arrangements that is expected to be recognized over a weighted-average period of 1.8 years. The remaining compensation cost related to these nonvested incentive awards had been recognized in periods prior to June 30, 2018.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.    Commitments and Contingencies

General

As of June 30, 2018, we had commitments of approximately $833.2 million, excluding our ground lease commitments, for contracts and executed leases directly related to our operating properties and development projects.

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

As of June 30, 2018, we had accrued environmental remediation liabilities of approximately $68.8 million recorded on our consolidated balance sheets in connection with certain of our in-process and future development projects. The accrued environmental remediation liabilities represent the costs we estimate we will incur when we commence development at various development acquisition sites. These estimates, which we developed with the assistance of third party experts, consist primarily of the removal of contaminated soil and other related costs since we are required to dispose of any existing contaminated soil when we develop new properties at these sites.

We record estimated environmental remediation obligations for acquired properties at the acquisition date when we are aware of such costs and when such costs are probable of being incurred and can be reasonably estimated. Estimated costs related to development environmental remediation liabilities are recorded as an increase to the cost of the development project. Actual costs are recorded as a decrease to the liability when incurred. These accruals are adjusted as an increase or decrease to the development project costs and as an increase or decrease to the accrued environmental remediation liability if we obtain further information or circumstances change. The environmental remediation obligation recorded at June 30, 2018 was not discounted to its present value since we expect to complete the remediation activities in the next one to five years in connection with development activities at the various sites. It is possible that we could incur additional environmental remediation costs in connection with these future development projects.  However, given we are in the pre-development phase on these future development projects, potential additional environmental costs cannot be reasonably estimated at this time and certain changes in estimates could occur as the site conditions, final project timing, design elements, actual soil conditions and other aspects of the projects, which may depend upon municipal and other approvals beyond the control of the Company, are determined.

Other than the accrued environmental liabilities discussed above, we are not aware of any unasserted claims and assessments with respect to an environmental liability that we believe would require additional disclosure or the recording of an additional loss contingency.

11.    Fair Value Measurements and Disclosures

Assets and Liabilities Reported at Fair Value

The only assets we record at fair value on our consolidated financial statements are the marketable securities related to our Deferred Compensation Plan. The following table sets forth the fair value of our marketable securities as of June 30, 2018 and December 31, 2017:

	Fair Value (Level 1) (1)
	June 30, 2018	December 31, 2017
Description	(in thousands)
Marketable securities (2)	$22,519	$20,674
________________________

(1)	Based on quoted prices in active markets for identical securities.

(2)	The marketable securities are held in a limited rabbi trust.

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

The following table sets forth the net gain on marketable securities recorded during the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Description	(in thousands)		(in thousands)
Net gain on marketable securities	$422	$512	$18	$1,183

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our other financial instruments as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
	(in thousands)
Liabilities
Secured debt, net	$338,189	$336,860	$340,800	$346,858
Unsecured debt, net	2,156,521	2,145,159	2,006,263	2,077,199
Unsecured line of credit	295,000	295,333	—	—
________________________

(1)	Fair value calculated using Level II inputs, which are based on model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

12.    Other Significant Events

During the three and six months ended June 30, 2018, we recognized $5.6 million and $5.4 million of provision for bad debts, respectively. The provision for bad debts in 2018 is primarily due to a $7.0 million increase in the provision for one tenant during the three months ended June 30, 2018, partially offset by a $1.7 million and $1.4 million decrease in the provision for bad debts for one lease due to the assignment of the lease to a credit tenant during the three and six months ended June 30, 2018, respectively.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.    Net Income Available to Common Stockholders Per Share of the Company

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted per-share computations for net income available to common stockholders for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except share and per share amounts)
Numerator:
Net income attributable to Kilroy Realty Corporation	$27,549	$31,448	$63,795	$64,973
Total preferred dividends	—	(1,615)	—	(8,811)
Allocation to participating securities (1)	(514)	(511)	(985)	(959)
Numerator for basic and diluted net income available to common stockholders	$27,035	$29,322	$62,810	$55,203
Denominator:
Basic weighted average vested shares outstanding	99,691,700	98,275,471	99,220,577	97,834,255
Effect of dilutive securities	459,156	551,907	467,105	593,090
Diluted weighted average vested shares and common share equivalents outstanding	100,150,856	98,827,378	99,687,682	98,427,345
Basic earnings per share:
Net income available to common stockholders per share	$0.27	$0.30	$0.63	$0.56
Diluted earnings per share:
Net income available to common stockholders per share	$0.27	$0.30	$0.63	$0.56
________________________

(1)	Participating securities include nonvested shares, certain time-based RSUs and vested market measure-based RSUs.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common shares, including stock options, RSUs and other securities are considered in our diluted earnings per share calculation for the three and six months ended June 30, 2018 and 2017. Certain market measure-based RSUs are not included in dilutive securities for the three and six months ended June 30, 2018 and 2017, as not all performance metrics had been met by the end of the applicable reporting periods.

See Note 9 “Share-Based Compensation” for additional information regarding share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.    Net Income Available to Common Unitholders Per Unit of the Operating Partnership

The following table reconciles the numerator and denominator in computing the Operating Partnership’s basic and diluted per-unit computations for net income available to common unitholders for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except unit and per unit amounts)
Numerator:
Net income attributable to Kilroy Realty, L.P.	$28,015	$31,971	$64,908	$66,025
Total preferred distributions	—	(1,615)	—	(8,811)
Allocation to participating securities (1)	(514)	(511)	(985)	(959)
Numerator for basic and diluted net income available to common unitholders	$27,501	$29,845	$63,923	$56,255
Denominator:
Basic weighted average vested units outstanding	101,762,390	100,352,664	101,291,549	100,024,000
Effect of dilutive securities	459,156	551,907	467,105	593,090
Diluted weighted average vested units and common unit equivalents outstanding	102,221,546	100,904,571	101,758,654	100,617,090
Basic earnings per unit:
Net income available to common unitholders per unit	$0.27	$0.30	$0.63	$0.56
Diluted earnings per unit:
Net income available to common unitholders per unit	$0.27	$0.30	$0.63	$0.56
________________________

(1)	Participating securities include nonvested shares, certain time-based RSUs and vested market measure-based RSUs.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common units, including stock options, RSUs and other securities are considered in our diluted earnings per share calculation for the three and six months ended June 30, 2018 and 2017. Certain market measure-based RSUs are not included in dilutive securities for the three and six months ended June 30, 2018 and 2017, as not all performance metrics had been met by the end of the applicable reporting periods.

See Note 9 “Share-Based Compensation” for additional information regarding share-based compensation.

15.    Supplemental Cash Flow Information of the Company

Supplemental cash flow information is included as follows (in thousands):

	Six Months Ended June 30,
	2018	2017
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $28,267 and $20,219 as of June 30, 2018 and 2017, respectively	$25,136	$30,977
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development properties	$80,198	$66,967
Assumption of accrued liabilities in connection with acquisitions (Note 2)	$40,624	$—
Tenant improvements funded directly by tenants	$4,611	$9,221
NON-CASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders	$47,348	$43,305
Accrual of dividends and distributions payable to preferred stockholders and preferred unitholders	$—	$797
Exchange of common units of the Operating Partnership into shares of the Company’s common stock	$245	$10,939

The following is a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the six months ended June 30, 2018 and 2017.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six Months Ended June 30,
	2018	2017
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$57,649	$193,418
Restricted cash at beginning of period	9,149	56,711
Cash and cash equivalents and restricted cash at beginning of period	$66,798	$250,129

Cash and cash equivalents at end of period	$50,817	$387,616
Restricted cash at end of period	—	8,249
Cash and cash equivalents and restricted cash at end of period	$50,817	$395,865

16.    Supplemental Cash Flow Information of the Operating Partnership:

Supplemental cash flow information is included as follows (in thousands):

	Six Months Ended June 30,
	2018	2017
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $28,267 and $20,219 as of June 30, 2018 and 2017, respectively	$25,136	$30,977
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development properties	$80,198	$66,967
Assumption of accrued liabilities in connection with acquisitions (Note 2)	$40,624	$—
Tenant improvements funded directly by tenants	$4,611	$9,221
NON-CASH FINANCING TRANSACTIONS:
Accrual of distributions payable to common unitholders	$47,348	$43,305
Accrual of distributions payable to preferred unitholders	$—	$797

The following is a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the six months ended June 30, 2018 and 2017.

	Six Months Ended June 30,
	2018	2017
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$57,649	$193,418
Restricted cash at beginning of period	9,149	56,711
Cash and cash equivalents and restricted cash at beginning of period	$66,798	$250,129

Cash and cash equivalents at end of period	$50,817	$387,616
Restricted cash at end of period	—	8,249
Cash and cash equivalents and restricted cash at end of period	$50,817	$395,865

17.    Subsequent Events

On July 18, 2018, aggregate dividends, distributions and dividend equivalents of $47.3 million were paid to common stockholders, common unitholders and RSU holders of record on June 29, 2018.

On July 18, 2018, the Operating Partnership issued $50.0 million principal amount of its 4.30% Senior Notes, Series A, due July 18, 2026 pursuant to the Note Purchase Agreement.

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

Forward-Looking Statements

Statements contained in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Forward-looking statements include, among other things, statements or information concerning our plans, objectives, capital resources, portfolio performance, results of operations, projected future occupancy and rental rates, lease expirations, debt maturities, potential investments, strategies such as capital recycling, development and redevelopment activity, projected construction costs, projected construction commencement and completion dates, projected square footage of space that could be constructed on undeveloped land that we own, projected rentable square footage of or number of units in properties under construction or in the development pipeline, anticipated proceeds from capital recycling activity or other dispositions and anticipated dates of those activities or dispositions, resolution of our discussions with tenants on our internal watch list, projected increases in the value of properties, dispositions, future executive incentive compensation, pending, potential or proposed acquisitions, plans to grow our Net Operating Income and FFO, our ability to re-lease properties at or above current market rates, anticipated market conditions and demographics and other forward-looking financial data, as well as the discussion in “—Factors That May Influence Future Results of Operations,” “—Liquidity and Capital Resource of the Company,” and “—Liquidity and Capital Resources of the Operating Partnership.” Forward-looking statements can be identified by the use of words such as “believes,” “expects,” “projects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” and the negative of these words and phrases and similar expressions that do not relate to historical matters. Forward-looking statements are based on our current expectations, beliefs and assumptions, and are not guarantees of future performance. Forward-looking statements are inherently subject to uncertainties, risks, changes in circumstances, trends and factors that are difficult to predict, many of which are outside of our control. Accordingly, actual performance, results and events may vary materially from those indicated in the forward-looking statements, and you should not rely on the forward-looking statements as predictions of future performance, results or events. Numerous factors could cause actual future performance, results and events to differ materially from those indicated in the forward-looking statements, including, among others: global market and general economic conditions and their effect on our liquidity and financial conditions and those of our tenants; adverse economic or real estate conditions generally, and specifically, in the States of California and Washington; risks associated with our investment in real estate assets, which are illiquid and with trends in the real estate industry; defaults on or non-renewal of leases by tenants; any significant downturn in tenants' businesses; our ability to re-lease property at or above current market rates; costs to comply with government regulations, including environmental remediation; the availability of cash for distribution and debt service and exposure to risk of default under debt obligations; increases in interest rates and our ability to manage interest rate exposure; the availability of financing on attractive terms or at all, which may adversely impact our future interest expense and our ability to pursue development, redevelopment and acquisition opportunities and refinance existing debt; a decline in real estate asset valuations, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing, and which may result in write offs or impairment charges; significant competition, which may decrease the occupancy and rental rates of properties; potential losses that may not be covered by insurance; the ability to successfully complete acquisitions and dispositions on announced terms; the ability to successfully operate acquired, developed and redeveloped properties; the ability to successfully complete development and redevelopment projects on schedule and within budgeted amounts; delays or refusals in obtaining all necessary zoning, land use and other required entitlements, governmental permits and authorizations for our development and redevelopment properties; increases in anticipated capital expenditures, tenant improvement and/or leasing costs; defaults on leases for land on which some of our properties are located; adverse changes to, or implementations of, applicable laws, regulations or legislation, as well as business and consumer reactions to such changes; risks associated with joint venture investments, including our lack of sole decision-making authority, our reliance on co-venturers’ financial condition and disputes between us and our co-venturers; environmental uncertainties and risks related to natural disasters; and our ability to maintain our status as a REIT. The factors included in this report are not exhaustive and additional factors could adversely affect our business and financial performance. For a discussion of additional factors that could materially adversely affect the Company's and the Operating Partnership's business and financial performance, see the discussion below as well as “Item 1A. Risk Factors,” and in our “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s and the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2017 and their respective other filings with the SEC. All forward-looking statements are based on information that was available and speak only as of the date on which they were made. We assume no obligation to update any forward-looking statement that becomes untrue because of subsequent events, new information or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws.

Overview and Background

We are a self-administered REIT active in premier office and mixed-use submarkets along the West Coast. We own, develop, acquire and manage real estate assets, consisting primarily of Class A properties in the coastal regions of Greater Los Angeles, Orange County, San Diego County, the San Francisco Bay Area and Greater Seattle, which we believe have strategic advantages and strong barriers to entry. We own our interests in all of our properties through the Operating Partnership and the Finance Partnership and generally conduct substantially all of our operations through the Operating Partnership. We owned an approximate 98.0%, 97.9%, and 97.9% general partnership interest in the Operating Partnership as of June 30, 2018, December 31, 2017 and June 30, 2017. All of our properties are held in fee except for the thirteen office buildings that are held subject to long-term ground leases for the land.

Factors That May Influence Future Results of Operations

Development Program

We believe that a portion of our long-term future growth will continue to come from the completion of our in-process development projects and, subject to market conditions, executing on our future development pipeline, including expanding entitlements. Over the past several years, we increased our focus on development opportunities and expanded our future development pipeline through targeted acquisitions of development opportunities on the West Coast. This includes the acquisition of a 39-acre development site in South San Francisco, California on June 1, 2018 for a cash purchase price of approximately $308.2 million as discussed in “– Acquisitions” below.

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

In-Process Development Projects - Tenant Improvement

During the three months ended June 30, 2018, the following two development projects were moved from the under construction phase to the tenant improvement phase:

•
100 Hooper, SOMA, San Francisco, California, which we acquired in July 2015 and commenced construction on in November 2016. This project encompasses approximately 314,000 square feet of office and approximately 86,000 square feet of production, distribution and repair (“PDR”) space configured in two buildings with a total estimated investment of approximately $270.0 million. The office portion of the project is 100% pre-leased to Adobe Systems Inc. and the PDR space is 39% leased as of the date of this report. The lease with Adobe Systems Inc. will commence in phases beginning in the third quarter of 2018 through the second quarter of 2020 with cash rents commencing in the first quarter of 2019 through the second quarter of 2020. The project is expected to be stabilized in the second quarter of 2019.

•
The Exchange on 16th, Mission Bay, San Francisco, California, which we acquired in May 2014 and commenced construction on in June 2015. This project will encompass approximately 750,000 gross rentable square feet consisting of 736,000 square feet of office space and 14,000 square feet of retail space at a total estimated investment of $570.0 million. The office space in the project is 100% pre-leased to Dropbox, Inc. The lease with Dropbox, Inc. will commence in phases beginning in the fourth quarter of 2018 through the fourth quarter of 2019 with cash rents commencing in the third quarter of 2019 through the first quarter of 2020. The estimated stabilization dates for Phase I, Phase II, and Phase III are the second quarter of 2019, the fourth quarter of 2019, and the third quarter of 2020, respectively.

In-Process Development Projects - Under Construction

As of June 30, 2018, we had three projects in our in-process development pipeline that were under construction.

•
Academy on Vine - Phase I (Office and Retail) in Hollywood, California, which we acquired in 2013 and commenced construction on in January 2018. Phase I of this mixed-use project includes the project’s overall infrastructure and site work, approximately 306,000 square feet of office space and approximately 24,000 square feet of retail space for a total estimated investment of $260.0 million. Construction is currently in progress and the cold shell is currently expected to be ready for tenant improvements in the first half of 2020.

•
333 Dexter, South Lake Union, Washington, which we acquired in February 2015 and commenced construction on in June 2017. This project encompasses approximately 650,000 gross rentable square feet of office space at a total estimated investment of $380.0 million. Construction is currently in progress and the cold shell is currently estimated to be ready for tenant improvements in the second half of 2019.

•
One Paseo - Phases I & II (Retail and Residential), Del Mar Heights, San Diego, California, which we acquired in November 2007 and commenced construction on in December 2016. Phases I & II of this mixed-use project includes site work and related infrastructure for the entire project, as well as 608 residential units and approximately 96,000 square feet of retail space. The total estimated investment for these phases of the project is approximately $465.0 million. The project is expected to be stabilized in phases beginning in the first quarter of 2019 for the retail space through the third quarter of 2020 for the residential units. The retail space of the project is currently 70% leased.

Future Development Pipeline

As of June 30, 2018, our future development pipeline included seven future projects located in the San Francisco Bay Area, Greater Los Angeles and San Diego County with an aggregate cost basis of approximately $825.5 million at which we believe we could develop from 5.5 million rentable square feet to 6.5 million rentable square feet for a total estimated investment of $5.0 billion to $6.0 billion, depending on successfully obtaining entitlements and market conditions.

The following table sets forth information about our future development pipeline.

Future Development Pipeline (1)	Location	Approx. Developable Square Feet / Resi Units (1)	Total Costs as of 6/30/2018 ($ in millions)(2)

Greater Los Angeles
Academy on Vine - Phase II (Residential)	Hollywood	200 Resi Units	$35.4
San Diego County
One Paseo - Phase III	Del Mar	270,000	68.6
2100 Kettner	Little Italy	175,000	23.8
9455 Towne Centre Drive	San Diego	150,000	15.4
Santa Fe Summit – Phases II and III	56 Corridor	600,000	80.8
San Francisco Bay Area
Kilroy Oyster Point (3)	San Francisco	2,500,000	365.3
Flower Mart	San Francisco	TBD	236.2
TOTAL:			$825.5
________________________

(1)
The developable square feet and scope of projects could change materially from estimated data provided due to one or more of the following: any significant changes in the economy, market conditions, our markets, tenant requirements and demands, construction costs, new supply, regulatory and entitlement processes or project design.

(2)	Represents cash paid and costs incurred, including accrued liabilities in accordance with GAAP, as of June 30, 2018.

(3)
The Company acquired this 39-acre site located in South San Francisco fully entitled for approximately 2.5 million square feet in the second quarter of 2018 for a purchase price of $308.2 million. In addition to the purchase price, total costs as of June 30, 2018 include transaction costs, development spending, and accrued liabilities.

Fluctuations in our development activities could cause fluctuations in the average development asset balances qualifying for interest and other carrying cost and internal cost capitalization in future periods. During the three and six months ended June 30, 2018, we capitalized interest on in-process development projects and development pipeline projects with an average aggregate cost basis of approximately $1.5 billion and $1.4 billion, respectively, as it was determined these projects qualified for interest and other carrying cost capitalization under GAAP. During the three and six months ended June 30, 2017, we capitalized interest on in-process development projects and future development pipeline projects with an average aggregate cost basis of approximately $1.0 billion, as it was determined these projects qualified for interest and other carrying cost capitalization under GAAP. For the three and six months ended June 30, 2018, we capitalized $15.8 million and $29.4 million, respectively, of interest to our qualifying development projects. For the three and six months ended June 30, 2017, we capitalized $10.8 million and $20.9 million, respectively, of interest to our qualifying development projects. For the three and six months ended June 30, 2018, we capitalized

$6.9 million and $13.3 million, respectively, of internal costs to our qualifying development projects. For the three and six months ended June 30, 2017, we capitalized $5.1 million and $10.8 million, respectively, of internal costs to our qualifying development projects.

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

Acquisitions. During the six months ended June 30, 2018, we acquired three office buildings in South San Francisco, California for a purchase price of $111.0 million. In addition, we separately acquired a 39-acre development site adjacent to these office buildings for a cash purchase price of approximately $308.2 million from an unrelated seller.

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

In connection with our growth strategy, we often have one or more potential acquisitions of properties and/or undeveloped land under consideration that are in varying stages of negotiation and due diligence review, or under contract, at any point in time. However, we cannot provide assurance that we will enter into any agreements to acquire those properties or undeveloped land or, if we do, that those will be completed. In addition, acquisitions are subject to various risks and uncertainties and we may be unable to complete an acquisition after making a nonrefundable deposit or incurring acquisition-related costs. As of June 30, 2018, we had $15.0 million of acquisition deposits that were nonrefundable related to the future acquisition of an operating property with a purchase price of $146.0 million that is currently expected to close by the end of 2018.

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

As of June 30, 2018, there was approximately $30.2 million of total unrecognized compensation cost related to outstanding nonvested shares of restricted common stock and RSUs issued under share-based compensation arrangements. Those costs are expected to be recognized over a weighted-average period of 1.8 years. The $30.2 million of unrecognized compensation cost does not reflect the future compensation cost for any potential share-based awards that may be issued subsequent to June 30, 2018. Share-based compensation expense for potential future awards could be affected by our operating and development performance, financial results, stock price, performance against applicable performance-based vesting goals, market conditions and other factors.

Information on Leases Commenced and Executed

Leasing Activity and Changes in Rental Rates. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following tables set forth certain information regarding leasing activity for our stabilized portfolio during the three and six months ended June 30, 2018.

For Leases Commenced

	1st & 2nd Generation (1)(2)					2nd Generation (1)(2)
	Number of Leases (3)		Rentable Square Feet (3)		Retention Rates (4)	TI/LC per Sq. Ft. (5)	TI/LC Per Sq. Ft. / Year	Changes in Rents (6)(7)	Changes in Cash Rents (8)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Three Months Ended June 30, 2018	26	16	279,976	570,265	62.9%	$52.29	$6.97	30.7%	16.9%	90
Six Months Ended June 30, 2018	43	31	399,369	691,941	54.8%	$50.52	$7.22	30.4%	16.0%	84

For Leases Executed (9)(10)

	1st & 2nd Generation (1)(2)				2nd Generation (1)(2)
	Number of Leases (3)		Rentable Square Feet (3)		TI/LC per Sq. Ft. (5)	TI/LC Per Sq. Ft. / Year	Changes in Rents (6)(7)	Changes in Cash Rents (8)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Three Months Ended June 30, 2018	25	16	744,802	570,265	$52.82	$6.15	30.2%	9.8%	103
Six Months Ended June 30, 2018	45	31	924,498	691,941	$52.06	$6.37	29.9%	10.2%	98
________________________

(1)	Includes 100% of consolidated property partnerships.

(2)
First generation leasing includes space where we have made capital expenditures that result in additional revenue generated when the space is re-leased. Second generation leasing includes space where we have made capital expenditures to maintain the current market revenue stream.

(3)	Represents leasing activity for leases that commenced or were signed during the period, including first and second generation space, net of month-to-month leases. Excludes leasing on new construction.

(4)	Calculated as the percentage of space either renewed or expanded into by existing tenants or subtenants at lease expiration.

(5)	Tenant improvements and leasing commissions per square foot excluding tenant-funded tenant improvements and certain tenant improvements used to fund base building improvements.

(6)
Calculated as the change between GAAP rents for new/renewed leases and the expiring GAAP rents for the same space. Excludes leases for which the space was vacant longer than one year or vacant when the property was acquired.

(7)
Excludes commenced and executed leases of approximately 115,291 and 33,383 rentable square feet, respectively, for the three months ended June 30, 2018, and 129,620 and 161,642 rentable square feet, respectively, for the six months ended June 30, 2018, for which the space was vacant longer than one year or being leased for the first time. Space vacant for more than one year is excluded from our change in rents calculations to provide a more meaningful market comparison.

(8)
Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. Excludes leases for which the space was vacant longer than one year or vacant when the property was acquired.

(9)
For the three months ended June 30, 2018, 22 leases totaling 711,948 rentable square feet were signed but not commenced as of June 30, 2018. For the six months ended June 30, 2018, 29 leases totaling 834,787 rentable square feet were signed but not commenced as of June 30, 2018.

(10)	Excludes a 110,000 square foot lease executed at a property located San Francisco that the Company expects to acquire by the end of 2018.

As of June 30, 2018, we believe that the weighted average cash rental rates for our total stabilized portfolio are approximately 15% below the current average market rental rates, which includes a projection that the weighted average cash rental rates for our San Diego stabilized portfolio are approximately 5% above current market rental rates. Individual properties within any particular submarket presently may be leased either above, below, or at the current market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our portfolio.

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

Lease Expirations (1)

Year of Lease Expiration	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (2)(3)	% of Total Annualized Base Rent (2)	Annualized Base Rent per Sq. Ft. (2)
				(in thousands)
Remainder of 2018 (4)	39	571,075	4.5%	$25,544	4.4%	$44.73
2019 (4)	102	1,482,803	11.6%	61,047	10.6%	$41.17
2020	107	1,699,452	13.3%	68,889	12.0%	$40.54
2021	91	932,442	7.3%	40,075	7.0%	$42.98
2022	60	613,078	4.8%	25,890	4.5%	$42.23
2023	75	1,287,910	10.1%	67,068	11.6%	$52.08
Total	474	6,586,760	51.6%	$288,513	50.1%	$43.80

Year (4)	Region	# of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (2)(3)	% of Total Annualized Base Rent (2)	Annualized Rent per Sq. Ft. (2)
2018	Greater Los Angeles	24	86,092	0.7%	$3,734	0.6%	$43.37
	Orange County	1	1,090	—%	31	—%	$28.44
	San Diego	7	382,240	3.0%	17,024	3.0%	$44.54
	San Francisco Bay Area	4	72,041	0.6%	3,940	0.7%	$54.69
	Greater Seattle	3	29,612	0.2%	815	0.1%	$27.52
	Total	39	571,075	4.5%	$25,544	4.4%	$44.73

2019	Greater Los Angeles	45	324,890	2.6%	$10,745	1.8%	$33.07
	Orange County	6	77,875	0.6%	3,234	0.6%	$41.53
	San Diego	15	195,661	1.5%	7,209	1.3%	$36.84
	San Francisco Bay Area	20	689,340	5.4%	33,367	5.8%	$48.40
	Greater Seattle	16	195,037	1.5%	6,492	1.1%	$33.29
	Total	102	1,482,803	11.6%	$61,047	10.6%	$41.17
________________________

(1)
For leases that have been renewed early with existing tenants, the expiration date and annualized base rent information presented takes into consideration the renewed lease terms. Excludes leases not commenced as of June 30, 2018, space leased under month-to-month leases, storage leases, vacant space and future lease renewal options not executed as of June 30, 2018.

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

(3)	Includes 100% of annualized base rent of consolidated property partnerships.

(4)	Adjusting for leases executed as of June 30, 2018 but not yet commenced, the remaining 2018 and 2019 expirations would be reduced by 191,833 square feet and 590,820 square feet, respectively.

In addition to the 0.8 million rentable square feet, or 6.0%, of currently available space in our stabilized portfolio, leases representing approximately 4.5% and 11.6% of the occupied square footage of our stabilized portfolio are scheduled to expire during the remainder of 2018 and in 2019, respectively. The leases scheduled to expire during the remainder of 2018 and in 2019 represent approximately 2.1 million rentable square feet or 15.0% of our total annualized base rental revenue. Individual properties within any particular submarket presently may be leased either above, below, or at the current quoted market rates within that submarket. Our ability to re-lease available space depends upon both general market conditions and the market conditions in the specific regions in which individual properties are located.

For the approximately 0.6 million rentable square feet or 4.4% of our total annualized base rental revenue scheduled to expire during the remainder of 2018, we believe that the weighted average cash rental rates for our overall portfolio are approximately at current average market rental rates, except in our San Francisco and San Diego submarkets where we currently believe these expiring leases are approximately 20% below market and 25% above market, respectively.

For the approximately 1.5 million rentable square feet or 10.6% of our total annualized base rental revenue scheduled to expire in 2019 we believe that the weighted average cash rental rates for our overall portfolio are approximately 20% below current average market rental rates, primarily due to our Los Angeles and San Francisco submarkets where we currently believe these expiring leases are approximately 20% below market and 35% below market, respectively.

Stabilized Portfolio Information

As of June 30, 2018, our stabilized portfolio was comprised of 104 office properties encompassing an aggregate of approximately 13.9 million rentable square feet and 200 residential units at our residential tower in Hollywood, California. Our stabilized portfolio includes all of our properties with the exception of development and redevelopment properties currently committed for construction, under construction, or in the tenant improvement phase, undeveloped land and real estate assets held for sale. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We define properties in the tenant improvement phase as properties that we are developing or redeveloping where the project has reached cold shell condition and is ready for tenant improvements, which may require additional major base building construction before being placed in service. Projects in the tenant improvement phase are added to our stabilized portfolio once the project reaches the earlier of 95% occupancy or one year from the date of the cessation of major base building construction activities. Costs capitalized to construction in progress for development and redevelopment properties are transferred to land and improvements, buildings and improvements, and deferred leasing costs on our consolidated balance sheets as the historical cost of the property as the projects are placed in service.

We did not have any redevelopment or held for sale properties at June 30, 2018. Our stabilized portfolio also excludes our future development pipeline, which as of June 30, 2018 was comprised of seven potential development sites, representing approximately 80 gross acres of undeveloped land on which we believe we have the potential to develop from 5.5 million rentable square feet to 6.5 million rentable square feet, depending upon economic conditions.

As of June 30, 2018, the following properties were excluded from our stabilized portfolio:

	Number of Properties/Projects	Estimated Rentable Square Feet (1)
In-process development projects - tenant improvement (2)	2	1,150,000
In-process development projects - under construction (3)	3	956,000
________________________

(1)	Estimated rentable square feet upon completion.

(2)	Includes 86,000 square feet of Production, Distribution, and Repair (“PDR”) space at 100 Hooper.

(3)	In addition to the estimated office and PDR rentable square feet noted above, development projects under construction also include 120,000 square feet of retail space and 608 residential units.

The following table reconciles the changes in the rentable square feet in our stabilized office portfolio of operating properties from June 30, 2017 to June 30, 2018:

	Number of Buildings	Rentable Square Feet
Total as of June 30, 2017	111	14,394,534
Acquisitions	3	145,530
Dispositions	(10)	(675,143)
Remeasurement	—	16,588
Total as of June 30, 2018 (1)	104	13,881,509
________________________

(1)	Includes four properties owned by consolidated property partnerships.

Occupancy Information

The following table sets forth certain information regarding our stabilized portfolio:

Region	Number of Buildings	Rentable Square Feet	Occupancy at (1)
			6/30/2018	3/31/2018	12/31/2017
Greater Los Angeles	36	4,181,733	94.3%	93.9%	93.3%
Orange County	1	271,556	89.6%	89.6%	86.6%
San Diego County	21	2,044,781	98.5%	98.0%	97.4%
San Francisco Bay Area	34	5,317,300	93.8%	95.1%	96.1%
Greater Seattle	12	2,066,139	90.4%	90.2%	95.4%
Total Stabilized Portfolio	104	13,881,509	94.0%	94.3%	95.2%

	Average Occupancy
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stabilized Portfolio(1)	94.6%	94.2%	94.7%	94.2%
Same Store Portfolio(2)	94.7%	94.9%	94.8%	95.0%
Residential Portfolio(3)	83.6%	69.6%	83.3%	64.2%
________________________

(1)	Occupancy percentages reported are based on our stabilized office portfolio as of the end of the period presented.

(2)
Occupancy percentages reported are based on office properties owned and stabilized as of January 1, 2017 and still owned and stabilized as of June 30, 2018 and exclude our residential tower. See discussion under “Results of Operations” for additional information.

(3)	Our residential portfolio consists of our 200-unit residential tower located in Hollywood, California.

Significant Tenants

The following table sets forth information about our fifteen largest tenants based upon annualized base rental revenues, as defined below, as of June 30, 2018.

Tenant Name	Region	Annualized Base Rental Revenue(1)(2)	Rentable Square Feet	Percentage of Total Annualized Base Rental Revenue(2)	Percentage of Total Rentable Square Feet
LinkedIn Corporation	San Francisco Bay Area	$28,344	663,239	4.9%	4.8%
salesforce.com, inc.	San Francisco Bay Area / Greater Seattle	23,836	456,867	4.1%	3.3%
DIRECTV, LLC	Greater Los Angeles	23,152	684,411	4.0%	4.9%
Box, Inc.	San Francisco Bay Area	22,441	371,792	3.9%	2.7%
Riot Games, Inc.	Greater Los Angeles	15,511	251,509	2.7%	1.8%
Synopsys, Inc.	San Francisco Bay Area	15,492	340,913	2.7%	2.5%
Dropbox, Inc.	San Francisco Bay Area	13,960	264,888	2.4%	1.9%
Viacom International, Inc.	Greater Los Angeles	13,718	211,343	2.4%	1.5%
Bridgepoint Education, Inc.	San Diego County	13,129	273,292	2.3%	2.0%
AppDynamics, Inc.	San Francisco Bay Area	10,792	147,288	1.9%	1.1%
Concur Technologies	Greater Seattle	10,643	288,322	1.9%	2.1%
Capital One, N.A.	San Francisco Bay Area	9,170	117,993	1.6%	0.9%
AMN Healthcare, Inc.	San Diego County	9,001	176,075	1.6%	1.3%
Stanford University School of Medicine	San Francisco Bay Area	8,461	128,688	1.5%	0.9%
Adobe Systems, Inc.	San Francisco Bay Area / Greater Seattle	7,586	204,757	1.3%	1.5%

Total Top Fifteen Tenants		$225,236	4,581,377	39.2%	33.2%

________________________

(1)	Includes 100% of annualized base rental revenues of consolidated property partnerships.

(2)
Annualized base rental revenue includes the impact of straight-lining rent escalations and the amortization of free rent periods and excludes the impact of the following: amortization of deferred revenue related tenant-funded tenant improvements, amortization of above/below market rents, amortization for lease incentives due under existing leases, and expense reimbursement revenue. Excludes month-to-month leases and vacant space as of June 30, 2018.

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

Management further evaluates Net Operating Income by evaluating the performance from the following property groups:

•
Same Store Properties – includes the consolidated results of all of the properties that were owned and included in our stabilized portfolio for two comparable reporting periods, i.e., owned and included in our stabilized portfolio as of January 1, 2017 and still owned and included in the stabilized portfolio as of June 30, 2018, including our residential tower in Hollywood, California;

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

The following table sets forth certain information regarding the property groups within our stabilized office portfolio as of June 30, 2018:

Group	# of Buildings	Rentable Square Feet
Same Store Properties	98	13,370,620
Stabilized Development Properties	3	365,359
Acquisition Properties	3	145,530
Total Stabilized Office Portfolio	104	13,881,509

Comparison of the Three Months Ended June 30, 2018 to the Three Months Ended June 30, 2017

The following table summarizes our Net Operating Income, as defined, for our total portfolio for the three months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Dollar Change	Percentage Change
	2018	2017
	($ in thousands)
Reconciliation of Net Income Available to Common Stockholders to Net Operating Income, as defined:
Net Income Available to Common Stockholders	$27,549	$29,833	$(2,284)	(7.7)%
Preferred dividends	—	1,615	(1,615)	(100.0)%
Net income attributable to Kilroy Realty Corporation	$27,549	$31,448	$(3,899)	(12.4)%
Net income attributable to noncontrolling common units of the Operating Partnership	566	616	(50)	(8.1)%
Net income attributable to noncontrolling interests in consolidated property partnerships	3,640	3,242	398	12.3%
Net income	$31,755	$35,306	$(3,551)	(10.1)%
Unallocated expense (income):
General and administrative expenses	21,763	14,303	7,460	52.2%
Depreciation and amortization	64,006	62,251	1,755	2.8%
Interest income and other net investment gain/loss	(771)	(1,038)	267	(25.7)%
Interest expense	12,712	17,973	(5,261)	(29.3)%
Net Operating Income, as defined	$129,465	$128,795	$670	0.5%

The following tables summarize our Net Operating Income, as defined, for our total portfolio for the three months ended June 30, 2018 and 2017.

	Three Months Ended June 30,
	2018					2017
	Same Store	Stabilized Develop-ment	Acquisi-tion Properties	Disposi-tions & Other	Total	Same Store	Stabilized Develop-ment	Acquisi-tion Properties	Disposi-tions & Other	Total
	(in thousands)
Operating revenues:
Rental income	$156,507	$6,330	$1,678	$—	$164,515	$149,891	$5,084	$—	$3,950	$158,925
Tenant reimbursements	19,160	—	345	62	19,567	18,717	—	—	550	19,267
Other property income	2,987	—	—	3	2,990	1,414	1	—	991	2,406
Total	178,654	6,330	2,023	65	187,072	170,022	5,085	—	5,491	180,598
Property and related expenses:
Property expenses	31,262	1,123	135	47	32,567	31,193	1,093	—	1,018	33,304
Real estate taxes	16,523	724	267	299	17,813	15,246	697	—	600	16,543
Provision for bad debts	5,641	—	—	—	5,641	451	—	—	(42)	409
Ground leases	1,586	—	—	—	1,586	1,547	—	—	—	1,547
Total	55,012	1,847	402	346	57,607	48,437	1,790	—	1,576	51,803
Net Operating Income, as defined	$123,642	$4,483	$1,621	$(281)	$129,465	$121,585	$3,295	$—	$3,915	$128,795

	Three Months Ended June 30, 2018 as compared to the Three Months Ended June 30, 2017
	Same Store		Stabilized Development		Acquisition Properties		Dispositions & Other		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income	$6,616	4.4%	$1,246	24.5%	$1,678	100.0%	$(3,950)	(100.0)%	$5,590	3.5%
Tenant reimbursements	443	2.4%	—	—%	345	100.0%	(488)	(88.7)%	300	1.6%
Other property income	1,573	111.2%	(1)	(100.0)%	—	—%	(988)	(99.7)%	584	24.3%
Total	8,632	5.1%	1,245	24.5%	2,023	100.0%	(5,426)	(98.8)%	6,474	3.6%
Property and related expenses:
Property expenses	69	0.2%	30	2.7%	135	100.0%	(971)	(95.4)%	(737)	(2.2)%
Real estate taxes	1,277	8.4%	27	3.9%	267	100.0%	(301)	(50.2)%	1,270	7.7%
Provision for bad debts	5,190	1,150.8%	—	—%	—	—%	42	100.0%	5,232	1,279.2%
Ground leases	39	2.5%	—	—%	—	—%	—	—%	39	2.5%
Total	6,575	13.6%	57	3.2%	402	100.0%	(1,230)	(78.0)%	5,804	11.2%
Net Operating Income, as defined	$2,057	1.7%	$1,188	36.1%	$1,621	100.0%	$(4,196)	(107.2)%	$670	0.5%

Net Operating Income increased $0.7 million, or 0.5%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 resulting from:

•	An increase of $2.1 million attributable to the Same Store Properties driven by the following activity:

•	An increase in rental income of $6.6 million primarily due to:

•	$5.7 million increase from new leases and renewals at higher rates across all regions; and

•	$1.1 million increase due to an increase in occupancy primarily at three properties, each in different submarkets;

•	An increase in tenant reimbursements of $0.4 million primarily due to higher supplemental property taxes partially offset by lower occupancy at certain properties;

•	An increase in other property income of $1.6 million primarily due to early termination fee income from two tenants at two properties in 2018; offset by

•	An increase in property and related expenses of $6.6 million primarily due to the following:

•
$5.2 million increase in the provision for bad debts primarily due to a $7.0 million increase in the provision for one tenant (see further discussion below), partially offset by a $1.7 million decrease in the provision for bad debts for one property due to the assignment of the lease to a credit tenant;

•
$1.3 million increase in real estate taxes primarily due to $1.0 million of higher supplemental taxes for a fully assessed development property completed in 2016, $0.5 million from regular annual property tax increases, partially offset by $0.2 million of supplemental adjustments, net of tax refunds received in 2017;

•	An increase in Net Operating Income of $1.2 million attributable to the Stabilized Development Properties;

•	An increase in Net Operating Income of $1.6 million attributable to the Acquisition Properties; and

•	A decrease in Net Operating Income of $4.2 million attributable to the Dispositions and Other Properties.

As noted above, during the three months ended June 30, 2018, we recorded a $5.6 million provision for bad debts primarily due to a $7.0 million increase in the provision for bad debts related to one tenant described below.  We are currently in discussions with this tenant regarding its ability to meet its obligations under its lease and other obligations payable to us.  As of June 30, 2018, our lease with this tenant represented approximately 1% of our total annualized base rental revenues. As of June 30, 2018, the range of possible loss related to this tenant was $0 to $13.9 million.  Based on the status of our discussions with this tenant and consistent with our approach to monitoring the appropriateness of allowances with respect to tenants on our internal watch list, we have determined $7.0 million to be the appropriate loss estimate to record for the three months ended June 30, 2018 and increased our allowances for uncollectible amounts with respect to this tenant from $1.4 million to $8.4 million as of June 30, 2018.

We cannot provide any assurance that we will resolve our discussions with the tenant described above on terms that are favorable to us, as to the timing of any such resolution or as to whether any of this tenant’s lease or other obligations payable to us will be reduced or, possibly, extinguished as a result of those discussions.  Moreover, we cannot provide any assurance that the resolution of our discussions with this tenant or our evaluation of other factors (including future increases in current tenant receivables and deferred rent receivables) will not result in us recording a further incremental provision for bad debts with respect to this tenant in the future.

Other Expenses and Income

General and Administrative Expenses

General and administrative expenses increased by approximately $7.5 million, or 52.2%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to an increase in professional services fees and higher stock compensation amortization.

Depreciation and Amortization

Depreciation and amortization increased by approximately $1.8 million, or 2.8%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to the following:

•	An increase of $2.1 million attributable to the Same Store Properties;

•	An increase of $0.3 million attributable to the Stabilized Development Properties;

•	An increase of $1.3 million attributable to the Acquisition Properties; partially offset by

•	A decrease of $1.9 million attributable to Dispositions & Other Properties.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts/premiums and deferred financing cost amortization, and capitalized interest, including capitalized debt discounts/premiums and deferred financing cost amortization for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017	Dollar Change	Percentage Change
	(in thousands)
Gross interest expense	$28,523	$28,731	$(208)	(0.7)%
Capitalized interest and deferred financing costs	(15,811)	(10,758)	(5,053)	47.0%
Interest expense	$12,712	$17,973	$(5,261)	(29.3)%

Gross interest expense, before the effect of capitalized interest and deferred financing costs, decreased $0.2 million, or 0.7%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 due to a decrease in our weighted average interest rate, partially offset by an increase in our average debt balances. Our weighted average interest rate, including loan fee amortization, was 4.2% and 4.4% for the three months ended June 30, 2018 and 2017, respectively.

Capitalized interest and deferred financing costs increased $5.1 million, or 47.0%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to an increase in the average development asset balances qualifying for interest capitalization during the three months ended June 30, 2018. During the three months ended June 30, 2018 and 2017, we capitalized interest on in-process development projects and future development pipeline projects with an average aggregate cost basis of approximately $1.5 billion and $1.0 billion, respectively.

Net Income Attributable to Noncontrolling Interests in Consolidated Property Partnerships

Net income attributable to noncontrolling interests in consolidated property partnerships increased $0.4 million or 12.3% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to the inclusion of interest expense in 2017 for a mortgage note secured by one of the properties held by the property partnerships that was repaid in the fourth quarter of 2017. The amounts reported for the three months ended June 30, 2018 and 2017 are comprised of the noncontrolling interests’ share of net income for 100 First Street Member, LLC (“100 First LLC”), 303 Second Street Member (“303 Second LLC”) and Redwood City Partners, LLC (“Redwood LLC”).

Comparison of the Six Months Ended June 30, 2018 to the Six Months Ended June 30, 2017

The following table summarizes our Net Operating Income, as defined, for our total portfolio for the six months ended June 30, 2018 and 2017.

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2018	2017
	($ in thousands)
Reconciliation of Net Income Available to Common Stockholders to Net Operating Income, as defined:
Net Income Available to Common Stockholders	$63,795	$56,162	$7,633	13.6%
Preferred dividends	—	4,966	(4,966)	(100.0)%
Original issuance costs of redeemed preferred stock and preferred units	—	3,845	(3,845)	(100.0)%
Net income attributable to Kilroy Realty Corporation	$63,795	$64,973	$(1,178)	(1.8)%
Net income attributable to noncontrolling common units of the Operating Partnership	1,317	1,239	78	6.3%
Net income attributable to noncontrolling interests in consolidated property partnerships	7,614	6,375	1,239	19.4%
Net income	$72,726	$72,587	$139	0.2%
Unallocated expense (income):
General and administrative expenses	37,322	29,236	8,086	27.7%
Acquisition-related expenses	—	—	—	—%
Depreciation and amortization	126,721	123,170	3,551	2.9%
Interest income and other net investment gains	(805)	(2,103)	1,298	(61.7)%
Interest expense	26,210	35,325	(9,115)	(25.8)%
Net (gain) loss on sale of land	—	(2,257)	2,257	(100.0)%
Net Operating Income, as defined	$262,174	$255,958	$6,216	2.4%

The following tables summarize our Net Operating Income, as defined, for our total portfolio for the six months ended June 30, 2018 and 2017.

	Six Months Ended June 30,
	2018					2017
	Same Store	Stabilized Develop-ment	Acquisi-tion Properties	Dispositi-ons & Other	Total	Same Store	Stabilized Develop-ment	Acquisi-tion Properties	Dispositi-ons & Other	Total
	(in thousands)
Operating revenues:
Rental income	$311,862	$12,688	$2,836	$—	$327,386	$297,796	$9,901	$—	$7,876	$315,573
Tenant reimbursements	38,129	81	584	(77)	38,717	37,582	—	—	981	38,563
Other property income	3,788	—	—	3	3,791	4,697	8	—	1,065	5,770
Total	353,779	12,769	3,420	(74)	369,894	340,075	9,909	—	9,922	359,906
Property and related expenses:
Property expenses	61,612	2,298	251	77	64,238	60,855	1,865	—	1,825	64,545
Real estate taxes	32,594	1,453	443	469	34,959	31,936	1,395	—	1,176	34,507
Provision for bad debts	5,351	—	—	25	5,376	1,631	—	—	76	1,707
Ground leases	3,147	—	—	—	3,147	3,189	—	—	—	3,189
Total	102,704	3,751	694	571	107,720	97,611	3,260	—	3,077	103,948
Net Operating Income, as defined	$251,075	$9,018	$2,726	$(645)	$262,174	$242,464	$6,649	$—	$6,845	$255,958

	Six Months Ended June 30, 2018 as compared to the Six Months Ended June 30, 2017
	Same Store		Stabilized Development		Acquisition Properties		Dispositions & Other		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income	$14,066	4.7%	$2,787	28.1%	$2,836	100.0%	$(7,876)	(100.0)%	$11,813	3.7%
Tenant reimbursements	547	1.5%	81	100.0%	584	100.0%	(1,058)	(107.8)%	154	0.4%
Other property income	(909)	(19.4)%	(8)	(100.0)%	—	100.0%	(1,062)	(99.7)%	(1,979)	(34.3)%
Total	13,704	4.0%	2,860	28.9%	3,420	100.0%	(9,996)	(100.7)%	9,988	2.8%
Property and related expenses:
Property expenses	757	1.2%	433	23.2%	251	100.0%	(1,748)	(95.8)%	(307)	(0.5)%
Real estate taxes	658	2.1%	58	4.2%	443	100.0%	(707)	(60.1)%	452	1.3%
Provision for bad debts	3,720	228.1%	—	—%	—	—%	(51)	(67.1)%	3,669	214.9%
Ground leases	(42)	(1.3)%	—	—%	—	—%	—	—%	(42)	(1.3)%
Total	5,093	5.2%	491	15.1%	694	100.0%	(2,506)	(81.4)%	3,772	3.6%
Net Operating Income, as defined	$8,611	3.6%	$2,369	35.6%	$2,726	100.0%	$(7,490)	(109.4)%	$6,216	2.4%

Net Operating Income increased $6.2 million, or 2.4%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 primarily resulting from:

•	An increase of $8.6 million attributable to the Same Store Properties primarily resulting from:

•	An increase in rental income of $14.1 million primarily due to the following:

•	$12.0 million increase due to new leases and renewals at higher rates across all regions;

•	$2.4 million increase due to an increase in occupancy primarily related to three properties, each in different submarkets; partially offset by

•	$0.3 million decrease in parking income primarily due to lower occupancy at one property;

•
A decrease in other property income of $0.9 million primarily due to $3.5 million of early lease termination fees primarily at one property in the San Francisco Bay Area in 2017 compared to $2.7 million of early lease termination fees at five properties in 2018;

•	An increase in property and related expenses of $5.1 million primarily due to the following:

•
$3.7 million increase in the provision for bad debts primarily due to an increase in the provision for one tenant in 2018, partially offset by the reversal of a straight line rent reserve for one tenant resulting from the assignment of its lease to a credit tenant and a $1.5 million provision related to two tenants in 2017;

•	$0.8 million increase in property expenses primarily resulting from the following:

◦	$1.3 million increase in certain recurring operating costs related to security, parking, contract services, insurance and various other reimbursable expenses; partially offset by

◦	$0.5 million decrease in non-reimbursable expenses primarily due to a 2018 reimbursement of non-recurring expenses incurred in 2017 and lower legal expenses;

•	$0.7 million increase in real estate taxes primarily comprised of:

◦	$1.0 million from regular annual property tax increases in 2018;

◦	$1.0 million of higher supplemental taxes for a fully assessed development property completed in 2016;

◦	$0.1 million of property tax refunds received in 2017; partially offset by

◦	$1.4 million of prior year supplemental taxes related to five properties;

•	An increase of $2.4 million attributable to the Stabilized Development Properties;

•	An increase of $2.7 million attributable to the Acquisition Properties; partially offset by

•	A decrease of $7.5 million attributable to the Dispositions & Other Properties.

Other Expenses and Income

General and Administrative Expenses

General and administrative expenses increased $8.1 million, or 27.7%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to an increase in professional services fees and an increase in stock compensation amortization.

Depreciation and Amortization

Depreciation and amortization increased by $3.6 million, or 2.9%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to the following:

•	An increase of $3.4 million attributable to the Same Store Properties;

•	An increase of $2.9 million attributable to the Acquisition Properties;

•	An increase of $1.1 million attributable to the Stabilized Development Properties; partially offset by

•	A decrease of $3.8 million attributable to the Dispositions and Other Properties.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts/premiums and deferred financing cost amortization, and capitalized interest, including capitalized debt discounts/premiums and deferred financing cost amortization for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017	Dollar Change	Percentage Change
	(in thousands)
Gross interest expense	$55,603	$56,246	$(643)	(1.1)%
Capitalized interest and deferred financing costs	(29,393)	(20,921)	(8,472)	40.5%
Interest expense	$26,210	$35,325	$(9,115)	(25.8)%

Gross interest expense, before the effect of capitalized interest and deferred financing costs, decreased $0.6 million or 1.1% for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 due to a decrease in our weighted average interest rate, partially offset by an increase in our average debt balances. Our weighted average interest rate, including loan fee amortization, was 4.3% and 4.4% for the six months ended June 30, 2018 and 2017, respectively.

Capitalized interest and deferred financing costs increased $8.5 million or 40.5%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to an increase in the average development asset balances qualifying for interest capitalization for the six months ended June 30, 2018. During the six months ended June 30, 2018 and 2017, we capitalized interest on in-process development projects and future development pipeline projects with an average aggregate cost basis of approximately $1.4 billion and $1.0 billion, respectively.

Net Income Attributable to Noncontrolling Interests in Consolidated Property Partnerships

Net income attributable to noncontrolling interests in consolidated property partnerships increased $1.2 million or 19.4% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 due to the inclusion of interest expense in 2017 for a mortgage note secured by one of the properties held by the property partnerships that was repaid in the fourth quarter of 2017. The amounts reported for the six months ended June 30, 2018 and 2017 are comprised of the noncontrolling interests’ share of net income for 100 First LLC, 303 Second LLC and Redwood LLC.

Liquidity and Capital Resources of the Company

In this “Liquidity and Capital Resources of the Company” section, the term the “Company” refers only to Kilroy Realty Corporation on an unconsolidated basis and excludes the Operating Partnership and all other subsidiaries.

The Company’s business is operated primarily through the Operating Partnership. Distributions from the Operating Partnership are the Company’s primary source of capital. The Company believes the Operating Partnership’s sources of working capital, specifically its cash flow from operations and borrowings available under its unsecured revolving credit facility and funds from its capital recycling program, including strategic ventures, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its common stockholders for the next twelve months. Cash flows from operating activities generated by the Operating Partnership for the six months ended June 30, 2018 were sufficient to cover the Company’s payment of cash dividends to its stockholders. However, there can be no assurance that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distributions to the Company. The unavailability of capital could adversely affect the Operating Partnership’s ability to make distributions to the Company, which would in turn, adversely affect the Company’s ability to pay cash dividends to its stockholders.

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

The Company intends to continue to make, but has not committed to make, regular quarterly cash distributions to common stockholders, and through the Operating Partnership, common unitholders from the Operating Partnership’s cash flow from operating activities. All such distributions are at the discretion of the Board of Directors. As the Company intends to maintain distributions at a level sufficient to meet the REIT distribution requirements and minimize its obligation to pay income and excise taxes, it will continue to evaluate whether the current levels of distribution are sufficient to do so throughout 2018. In addition, in the event the Company is unable to identify and complete the acquisition of suitable replacement properties to effect Section 1031 Exchanges or is unable to successfully complete Section 1031 Exchanges to defer some or all of the taxable gains related to property dispositions, the Company may elect to distribute a special dividend to its common stockholders and common unitholders in order to minimize or eliminate income taxes on such gains. The Company considers market factors and its performance in addition to REIT requirements in determining its distribution levels. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which is consistent with the Company’s intention to maintain its qualification as a REIT. Such investments may include, for example, obligations of the Government National Mortgage Association, other governmental agency securities, certificates of deposit, and interest-bearing bank deposits.

On May 23, 2018, the Board of Directors declared a regular quarterly cash dividend of $0.455 per share of common stock, an increase of 7.1% from the prior regular quarterly cash dividend of $0.425 per share of common stock. The regular quarterly cash dividend is payable to stockholders of record on June 29, 2018 and a corresponding cash distribution of $0.455 per Operating Partnership units is payable to holders of the Operating Partnership’s common limited partnership interests of record on June 29, 2018, including those owned by the Company. The total cash quarterly dividends and distributions paid on July 18, 2018 were $46.7 million.

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

Capitalization

As of June 30, 2018, our total debt as a percentage of total market capitalization was 26.6%, which was calculated based on the closing price per share of the Company’s common stock of $75.64 on June 30, 2018 as shown in the following table:

	Shares/Units at June 30, 2018	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
	($ in thousands)
Debt: (1) (2)
Unsecured Line of Credit		$295,000	2.8%
Unsecured Term Loan Facility		150,000	1.4%
Unsecured Senior Notes due 2020		250,000	2.4%
Unsecured Senior Notes due 2023		300,000	2.8%
Unsecured Senior Notes due 2024		425,000	4.0%
Unsecured Senior Notes due 2025		400,000	3.8%
Unsecured Senior Notes due 2029		400,000	3.8%
Unsecured Senior Notes Series A & B due 2027 & 2029		250,000	2.4%
Secured debt		337,627	3.2%
Total debt		$2,807,627	26.6%
Equity and Noncontrolling Interest in the Operating Partnership: (3)
Common limited partnership units outstanding (4)	2,070,690	$156,627	1.5%
Common shares outstanding (3)	100,559,903	7,606,351	71.9%
Total equity and noncontrolling interest in the Operating Partnership		$7,762,978	73.4%
Total Market Capitalization		$10,570,605	100.0%
________________________

(1)
In May, the Company completed a private placement of $50.0 million of eight-year, 4.30% unsecured senior notes and $200.0 million of eight-year, 4.35% unsecured senior notes with delayed draw options. The table above does not reflect any amounts pertaining to these notes since there were no amounts drawn or outstanding as of June 30, 2018. In July, the Company drew the full amount of the $50.0 million of eight-year, 4.30% unsecured senior notes. The $200.0 million of eight-year, 4.35% unsecured senior notes are required to be drawn by October 22, 2018.

(2)
Represents gross aggregate principal amount due at maturity before the effect of the following at June 30, 2018: $13.7 million of unamortized deferred financing costs on the unsecured term loan facility, unsecured senior notes, and secured debt, $5.9 million of unamortized discounts for the unsecured senior notes and $1.7 million of unamortized premiums for the secured debt.

(3)	Value based on closing price per share of our common stock of $75.64 as of June 30, 2018.

(4)	Includes common units of the Operating Partnership not owned by the Company; does not include noncontrolling interests in consolidated property partnerships.

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

Liquidity Sources

Unsecured Revolving Credit Facility and Term Loan Facility

The following table summarizes the balance and terms of our unsecured revolving credit facility as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(in thousands)
Outstanding borrowings	$295,000	$—
Remaining borrowing capacity	455,000	750,000
Total borrowing capacity (1)	$750,000	$750,000
Interest rate (2)	3.10%	2.56%
Facility fee-annual rate (3)	0.200%
Maturity date	July 2022
________________________

(1)
We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $600.0 million under an accordion feature under the terms of the unsecured revolving credit facility and unsecured term loan facility.

(2)	Our unsecured revolving credit facility interest rate was calculated based on an annual rate of LIBOR plus 1.000% as of June 30, 2018 and December 31, 2017.

(3)
Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of June 30, 2018 and December 31, 2017, $5.3 million and $6.0 million of unamortized deferred financing costs, respectively, which are included in prepaid expenses and other assets, net on our consolidated balance sheets, remained to be amortized through the maturity date of our unsecured revolving credit facility.

We intend to borrow under the unsecured revolving credit facility as necessary for general corporate purposes, to finance development and redevelopment expenditures, to fund potential acquisitions and to potentially repay long-term debt.

In the first quarter of 2018, we borrowed the full $150.0 million borrowing capacity of our unsecured term loan facility. In connection with the funding of the outstanding borrowings, we transferred $30.0 million of outstanding borrowings under the unsecured revolving credit facility to the balance of our unsecured term loan facility. As a result, only $120.0 million of cash proceeds were received from the funding of the unsecured term loan facility. The following table summarizes the balance and terms of our unsecured term loan facility as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(in thousands)
Outstanding borrowings	$150,000	$—
Remaining borrowing capacity	—	150,000
Total borrowing capacity (1)	$150,000	$150,000
Interest rate (2)	3.17%	2.66%
Undrawn facility fee-annual rate (3)	0.200%
Maturity date	July 2022
________________________

(1)
As of June 30, 2018 and December 31, 2017, $1.0 million and $1.2 million of unamortized deferred financing costs, respectively, remained to be amortized through the maturity date of our unsecured term loan facility.

(2)	Our unsecured term loan facility interest rate was calculated based on an annual rate of LIBOR plus 1.100% as of June 30, 2018 and December 31, 2017.

(3)	Prior to borrowing the full capacity of our unsecured term loan facility, the undrawn facility fee was calculated based on any unused borrowing capacity and was paid on a quarterly basis.

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

We currently anticipate that for the remainder of 2018 we could raise additional capital through our dispositions program ranging from approximately $250 million to $750 million. However, any potential future disposition transactions and the timing of any potential future capital recycling transactions will depend on market conditions and other factors, including but not limited to our capital needs and our ability to defer some or all of the taxable gains on the sales. In addition, we cannot assure you that we will dispose of any additional properties, or that we will be able to identify and complete the acquisitions of suitable replacement properties to effect Section 1031 Exchanges to defer some or all of the taxable gains related to our capital recycling program.

At-The-Market Stock Offering Program

During the three months ended June 30, 2018, the Company completed its existing at-the-market stock offering program (the “2014 At-The-Market Program”) and commenced a new at-the-market stock offering program (the “2018 At-The-Market Program”) under which we may offer and sell shares of our common stock with an aggregate gross sales price of up to $500.0 million. Under the 2018 At-The-Market-Program, the Company may sell shares under forward equity sales agreements (see “Note 6. Stockholders’ Equity of the Company” to our consolidated financial statements included in this report for additional information). During the three months ended June 30, 2018, under the 2014 At-The-Market Program, we sold 1,369,729 shares of common stock and completed the program. Since commencement of our 2018 At-The-Market Program, as of June 30, 2018, we sold 349,466 shares of common stock and approximately $473.4 million remains available to be sold under this program.

The following table sets forth information regarding sales of common stock under our at-the-market offering programs for the six months ended June 30, 2018:

Six Months Ended June 30, 2018
(in millions, except share and per share data)
Shares of common stock sold during the period	1,719,195
Weighted average price per common share	$73.66
Aggregate gross proceeds	$126.6
Aggregate net proceeds after selling commissions	$125.1

The proceeds from sales were used to fund acquisitions, development expenditures and general corporate purposes. Actual future sales will depend upon a variety of factors, including but not limited to, market conditions, the trading price of the Company’s common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

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

Unsecured Senior Notes - Private Placement

On May 11, 2018, the Operating Partnership entered into a Note Purchase Agreement (the “Note Purchase Agreement”), in connection with the issuance and sale of $50.0 million principal amount of the Operating Partnership’s 4.30% Senior Notes, Series A, due July 18, 2026 (the “Series A Notes”), and $200.0 million principal amount of the Operating Partnership’s 4.35% Senior Notes, Series B, due October 18, 2026 (the “Series B Notes” and, together with the Series A Notes, the “Series A and B Notes”), pursuant to a private placement. The Series A and B Notes provide delayed draw options and as of June 30, 2018, there were no amounts issued or outstanding under the Series A and B Notes. In July 2018, the Company drew the full amount of the Series A Notes. The Series B Notes are required to be drawn by October 22, 2018. The Series A and B Notes mature on their respective due dates unless earlier redeemed or prepaid pursuant to the terms of the Note Purchase Agreement. Interest on the Series A and B Notes is payable semi-annually in arrears on April 18 and October 18 of each year beginning April 18, 2019.

Unsecured and Secured Debt

The aggregate principal amount of the unsecured debt and secured debt of the Operating Partnership outstanding as of June 30, 2018 was as follows:

Aggregate Principal Amount Outstanding (1)
(in thousands)
Unsecured Line of Credit	$295,000
Unsecured Term Loan Facility	150,000
Unsecured Senior Notes due 2020	250,000
Unsecured Senior Notes due 2023	300,000
Unsecured Senior Notes due 2024	425,000
Unsecured Senior Notes due 2025	400,000
Unsecured Senior Notes due 2029	400,000
Unsecured Senior Notes Series A & B due 2027 & 2029	250,000
Secured Debt	337,627
Total Unsecured and Secured Debt	$2,807,627
Less: Unamortized Net Discounts and Deferred Financing Costs (2)	(17,917)
Total Debt, Net	$2,789,710
________________________

(1)
In May, the Company completed a private placement of $50.0 million of eight-year, 4.30% unsecured senior notes and $200.0 million of eight-year, 4.35% unsecured senior notes with delayed draw options. The table above does not reflect any amounts pertaining to these notes since there were no amounts drawn or outstanding as of June 30, 2018. In July, the Company drew the full amount of the $50.0 million of eight-year, 4.30% unsecured senior notes. The $200.0 million of eight-year, 4.35% unsecured senior notes are required to be drawn by October 22, 2018.

(2)
Includes $13.7 million of unamortized deferred financing costs of unamortized deferred financing costs on the unsecured term loan facility, unsecured senior notes, and secured debt, $5.9 million of unamortized discounts for the unsecured senior notes and $1.7 million of unamortized premiums for the secured debt. Excludes unamortized deferred financing costs on the unsecured revolving credit facility.

Debt Composition

The composition of the Operating Partnership’s aggregate debt balances between secured and unsecured and fixed-rate and variable-rate debt as of June 30, 2018 and December 31, 2017 was as follows:

	Percentage of Total Debt (1) (2)		Weighted Average Interest Rate(1) (2)
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Secured vs. unsecured:
Unsecured (3)	88.0%	85.6%	4.0%	4.2%
Secured	12.0%	14.4%	4.4%	4.4%
Variable-rate vs. fixed-rate:
Variable-rate	15.8%	—%	3.1%	—%
Fixed-rate (3)	84.2%	100.0%	4.2%	4.2%
Stated rate (3)			4.1%	4.2%
GAAP effective rate (4)			4.0%	4.2%
GAAP effective rate including debt issuance costs			4.2%	4.4%
________________________

(1)	As of the end of the period presented.

(2)
In May, the Company completed a private placement of $50.0 million of eight-year, 4.30% unsecured senior notes and $200.0 million of eight-year, 4.35% unsecured senior notes with delayed draw options. The table above does not reflect any amounts pertaining to these notes since there were no amounts drawn or outstanding as of June 30, 2018. In July, the Company drew the full amount of the $50.0 million of eight-year, 4.30% unsecured senior notes. The $200.0 million of eight-year, 4.35% unsecured senior notes are required to be drawn by October 22, 2018.

(3)	Excludes the impact of the amortization of any debt discounts/premiums and deferred financing costs.

(4)	Includes the impact of the amortization of any debt discounts/premiums, excluding deferred financing costs.

Liquidity Uses

Contractual Obligations

Refer to our 2017 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside of the ordinary course of business, to these contractual obligations during the six months ended June 30, 2018.

Other Liquidity Uses

Development

As of June 30, 2018, we had three development projects under construction.  These projects have a total estimated investment of approximately $1.1 billion of which we have incurred approximately $500.4 million and committed an additional $466.0 million as of June 30, 2018. In addition, as of June 30, 2018, we had two development projects in the tenant improvement phase. These projects have a total estimated investment of approximately $840.0 million of which we have incurred approximately $648.0 million and committed an additional $192.0 million as of June 30, 2018. Furthermore, we currently believe we may spend up to an additional $100 - $300 million on potential future development pipeline projects that we expect we may commence construction on throughout the remainder of 2018.  Ultimate timing of these expenditures may fluctuate given construction progress and leasing status of the projects.  We expect that any material additional development activities will be funded with borrowings under the unsecured revolving credit facility, the public or private issuance of debt or equity securities, the disposition of assets under our capital recycling program, or strategic venture opportunities.

Potential Future Acquisitions

As discussed in the section “Factors That May Influence Future Results of Operations - Acquisitions,” we continue to evaluate strategic opportunities and remain a disciplined buyer of development and redevelopment opportunities as well as value-add operating properties, dependent on market conditions and business cycles, among other factors.  We continue to focus on growth opportunities in West Coast markets populated by knowledge and creative based tenants in a variety of industries, including technology, media, healthcare, life sciences, entertainment and professional services.  Any material acquisitions will be funded with borrowings under the unsecured revolving credit facility, the public or private issuance of debt or equity securities, the disposition of assets under our capital recycling program, the formation of strategic ventures or through the assumption of existing debt. As of June 30, 2018, we had $15.0 million of acquisition deposits that are nonrefundable related to the future acquisition of an operating property with a purchase price of $146.0 million that is currently expected to close by the end of 2018. We cannot provide assurance that we will enter into any agreements to acquire properties, or undeveloped land, or that the potential acquisitions contemplated by any agreements we may enter into in the future will be completed.

Debt Maturities

We believe our conservative leverage and staggered debt maturities provide us with financial flexibility and enhance our ability to obtain additional sources of liquidity if necessary, and, therefore, we believe we are well-positioned to refinance or repay maturing debt and to pursue our strategy of seeking attractive acquisition opportunities, which we may finance, as necessary, with future public and private issuances of debt and equity securities. However, we can provide no assurance that we will have access to the public or private debt or equity markets in the future on favorable terms or at all. Our next debt maturity with a balance of $75.4 million at June 30, 2018 occurs in June 2019.

Share Repurchases

On February 23, 2016, the Company’s Board of Directors approved a 4,000,000 share increase to the Company’s existing share repurchase program bringing the total current repurchase authorization to 4,988,025 shares. As of June 30, 2018, 4,935,826 shares remain eligible for repurchase under the Company’s share repurchase program. Under this program, repurchases may be made in open market transactions at prevailing prices or through privately negotiated transactions. We may elect to repurchase shares of our common stock under this program in the future depending upon various factors, including market conditions, the trading price of our common stock and our other uses of capital. This program does not have a termination date, and repurchases may be discontinued at any time. We intend to fund repurchases, if any, primarily with the proceeds from property dispositions.

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

Debt Covenants

The unsecured revolving credit facility, unsecured term loan facility, unsecured term loan, unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key existing financial covenants and their covenant levels include:

Unsecured Credit and Term Loan Facility and Private Placement Notes (as defined in the applicable Credit Agreements): (1)	Covenant Level	Actual Performance as of June 30, 2018
Total debt to total asset value	less than 60%	28%
Fixed charge coverage ratio	greater than 1.5x	3.7x
Unsecured debt ratio	greater than 1.67x	3.24x
Unencumbered asset pool debt service coverage	greater than 1.75x	5.14x

Unsecured Senior Notes due 2020, 2023, 2024, 2025 and 2029 (as defined in the applicable Indentures):
Total debt to total asset value	less than 60%	34%
Interest coverage	greater than 1.5x	8.4x
Secured debt to total asset value	less than 40%	4%
Unencumbered asset pool value to unsecured debt	greater than 150%	303%
________________________

(1)
In May, the Company completed a private placement of $50.0 million of eight-year, 4.30% unsecured senior notes and $200.0 million of eight-year, 4.35% unsecured senior notes with delayed draw options. The table above does not reflect any amounts pertaining to these notes since there were no amounts drawn or outstanding as of June 30, 2018. In July, the Company drew the full amount of the $50.0 million of eight-year, 4.30% unsecured senior notes. The $200.0 million of eight-year, 4.35% unsecured senior notes are required to be drawn by October 22, 2018.

The Operating Partnership was in compliance with all of its debt covenants as of June 30, 2018. Our current expectation is that the Operating Partnership will continue to meet the requirements of its debt covenants in both the short and long term. However, in the event of an economic slowdown or continued volatility in the credit markets, there is no certainty that the Operating Partnership will be able to continue to satisfy all of the covenant requirements.

Consolidated Historical Cash Flow Summary

The following summary discussion of our consolidated historical cash flow is based on the consolidated statements of cash flows in Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow for the periods presented below. Changes in our cash flow include changes in cash and cash equivalents and restricted cash. Our historical cash flow activity for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 is as follows:

	Six Months Ended June 30,
	2018	2017	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$188,843	$178,416	$10,427	5.8%
Net cash used in investing activities	(664,346)	(216,018)	(448,328)	207.5%
Net cash provided by financing activities	459,522	183,338	276,184	150.6%

Operating Activities

Our cash flows from operating activities depends on numerous factors including the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, the level of operating expenses, the impact of property acquisitions, completed development projects and related financing activities, and other general and administrative costs. Our net cash provided by operating activities increased by $10.4 million, or 5.8%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily as a result of an increase in cash Net Operating Income generated from our Same Store, Acquisition and Stabilized Development Portfolios. See additional information under the caption “—Results of Operations”).

Investing Activities

Our cash flows from investing activities is generally used to fund development and operating property acquisitions, expenditures for development projects, and recurring and nonrecurring capital expenditures for our operating properties, net of proceeds received from dispositions of real estate assets. Our net cash used in investing activities increased by $448.3 million or 207.5% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to operating property and development property acquisitions completed during the six months ended June 30, 2018 as well as higher expenditures for operating properties and development properties during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The Company did not acquire any operating properties or development properties during the six months ended June 30, 2017.

Financing Activities

Our cash flows from financing activities is principally impacted by our capital raising activities, net of dividends and distributions paid to common and preferred security holders. Our net cash provided by financing activities increased $276.2 million or 150.6% due primarily to increased borrowings on our unsecured revolving credit facility during the six months ended June 30, 2018 and the 2017 redemption of the Company’s Series G Preferred stock during the six months ended June 30, 2017.

Off-Balance Sheet Arrangements

As of June 30, 2018 and as of the date this report was filed, we did not have any off-balance sheet transactions, arrangements or obligations, including contingent obligations.

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

The following table presents our FFO for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Net income available to common stockholders	$27,549	$29,833	$63,795	$56,162
Adjustments:
Net income attributable to noncontrolling common units of the Operating Partnership	566	616	1,317	1,239
Net income attributable to noncontrolling interests in consolidated property partnerships	3,640	3,242	7,614	6,375
Depreciation and amortization of real estate assets	62,956	61,000	124,633	120,734
Gains on sales of depreciable real estate	—	—	—	(2,257)
Funds From Operations attributable to noncontrolling interests in consolidated property partnerships	(6,082)	(5,924)	(12,445)	(11,552)
Funds From Operations (1)(2)	$88,629	$88,767	$184,914	$170,701
________________________

(1)	Reported amounts are attributable to common stockholders, common unitholders and restricted stock unitholders.

(2)
FFO available to common stockholders and unitholders includes amortization of deferred revenue related to tenant-funded tenant improvements of $4.6 million and $4.5 million for the three months ended June 30, 2018 and 2017, respectively, and $8.9 million and $8.2 million for the six months ended June 30, 2018 and 2017, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk we face is interest rate risk. We seek to mitigate this risk by following established risk management policies and procedures. These policies include maintaining prudent amounts of debt, including a greater amount of fixed-rate debt as compared to variable-rate debt in our portfolio, and may include the periodic use of derivative instruments. As of June 30, 2018 and December 31, 2017, we did not have any interest-rate sensitive derivative assets or liabilities. Information about our changes in interest rate risk exposures from December 31, 2017 to June 30, 2018 is incorporated herein by reference from “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Operating Partnership.”

Market Risk

As of June 30, 2018, approximately 15.8% of our total outstanding debt of $2.8 billion (before the effects of debt discounts, premiums and deferred financing costs) was subject to variable interest rates. The remaining 84.2% bore interest at fixed rates. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. In general, interest rate fluctuations applied to our variable-rate debt will impact our future earnings and cash flows. Conversely, interest rate fluctuations applied to our fixed-rate debt will generally not impact our future earnings and cash flows, unless such instruments mature or are otherwise terminated and need to be refinanced. However, interest rate fluctuations will impact the fair value of the fixed-rate debt instruments.

We generally determine the fair value of our secured debt, unsecured revolving credit facility and unsecured term loan facility by performing discounted cash flow analyses using an appropriate market discount rate. We calculate the market rate by obtaining period-end treasury rates for maturities that correspond to the maturities of our fixed-rate debt and then adding an appropriate credit spread based on information obtained from third-party financial institutions. We calculate the market rate of our unsecured revolving credit facility and unsecured term loan facility by obtaining the period-end LIBOR rate and then adding an appropriate credit spread based on information obtained from third-party financial institutions. These credit spreads take into account factors, including but not limited to, our credit profile, the tenure of the debt, amortization period, whether the debt is secured or unsecured, and the loan-to-value ratio of the debt to the collateral. These calculations are significantly affected by the assumptions used, including the discount rate, credit spreads, and estimates of future cash flow. We determine the fair value of each of our publicly traded unsecured senior notes based on their quoted trading price at the end of the reporting period. See Note 11 “Fair Value Measurements and Disclosures” in the consolidated financial statements included in this report for additional information on the fair value of our financial assets and liabilities as of June 30, 2018 and December 31, 2017.

As of June 30, 2018, the total outstanding balance of our variable-rate debt was comprised of borrowings on our unsecured revolving credit facility of $295.0 million and unsecured term loan facility of $150.0 million, which were indexed to LIBOR plus a spread of 1.00% (weighted average interest rate of 3.10%) and LIBOR plus a spread of 1.10% (weighted average interest rate of 3.17%), respectively. At December 31, 2017, there were no outstanding balances on both our $750.0 million unsecured revolving credit facility and our $150.0 million unsecured term loan facility, but both were available for borrowing at the following variable rates: LIBOR plus a spread of 1.00% (weighted average interest rate of 2.56%) and LIBOR plus a spread of 1.10% (weighted average interest rate of 2.66%), respectively. Assuming no changes in the outstanding balance of our existing variable-rate debt as of June 30, 2018, a 100 basis point increase in the LIBOR rate would increase our projected annual interest expense, before the effect of capitalization, by approximately $4.5 million.

The total carrying value of our fixed-rate debt was approximately $2.3 billion as of June 30, 2018 and December 31, 2017. The total estimated fair value of our fixed-rate debt was approximately $2.3 billion and $2.4 billion as of June 30, 2018 and December 31, 2017, respectively. For sensitivity purposes, a 100 basis point increase in the discount rate equates to a decrease in the total fair value of our fixed-rate debt of approximately $130.3 million, or 5.6%, as of June 30, 2018. Comparatively, a 100 basis point increase in the discount rate equates to a decrease in the total fair value of our fixed-rate debt of approximately $145.0 million, or 6.0%, as of December 31, 2017.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2018, the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

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

As required by SEC Rule 13a-15(b), the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2018, the end of the period covered by this report. Based on the foregoing, the Operating Partnership’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes that occurred during the quarter covered by this report in the Operating Partnership’s internal control over financial reporting identified in connection with the evaluation referenced above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We and our properties are subject to routine litigation incidental to our business. These matters are generally covered by insurance. As of June 30, 2018, we are not a defendant in, and our properties are not subject to, any legal proceedings that we believe, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations or cash flows.

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

(a) Recent Sales of Unregistered Securities: None.

(b) Use of Proceeds from Registered Securities: None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

The table below reflects our purchases of common stock during each of the three months in the three-month period ended
June 30, 2018.

Period	Total Number of Shares of Stock Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs
April 1, 2018 - April 30, 2018	—	$—	—	—
May 1, 2018 - May 31, 2018	—	—	—	—
June 1, 2018 - June 30, 2018	—	—	—	—
Total	—	$—	—	—
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

101.1
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to the Consolidated Financial Statements (unaudited).(1)

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 26, 2018.

KILROY REALTY CORPORATION

By:	/s/ John Kilroy
John Kilroy President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Tyler H. Rose
Tyler H. Rose Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Heidi R. Roth
Heidi R. Roth Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 26, 2018.

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