Form 10-Q
period 2018-09-30
KILROY REALTY CORP; Kilroy Realty, L.P.
filed 2018-10-25
CIK 1025996, 1493976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Kilroy Realty Corporation    Yes  ☑    No   ☐
Kilroy Realty, L.P.         Yes  ☑    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Kilroy Realty Corporation Yes  ☐     No   ☑
Kilroy Realty, L.P. Yes  ☐     No   ☑
As of October 19, 2018, 100,746,988 shares of Kilroy Realty Corporation common stock, par value $.01 per share, were outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2018 of Kilroy Realty Corporation and Kilroy Realty, L.P. Unless stated otherwise or the context otherwise requires, references to “Kilroy Realty Corporation” or the “Company,” “we,” “our,” and “us” mean Kilroy Realty Corporation, a Maryland corporation, and its controlled and consolidated subsidiaries, and references to “Kilroy Realty, L.P.” or the “Operating Partnership” mean Kilroy Realty, L.P., a Delaware limited partnership and its controlled and consolidated subsidiaries.
The Company is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of September 30, 2018, the Company owned an approximate 98.0% common general partnership interest in the Operating Partnership. The remaining approximate 2.0% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of the Company. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions, and refinancings and cause changes in its line of business, capital structure and distribution policies.
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
QUARTERLY REPORT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY CORPORATION

KILROY REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2018	December 31, 2017
ASSETS	(unaudited)
REAL ESTATE ASSETS (Note 2):
Land and improvements	$1,127,100	$1,076,172
Buildings and improvements	5,056,050	4,908,797
Undeveloped land and construction in progress	2,146,430	1,432,808
Total real estate assets held for investment	8,329,580	7,417,777
Accumulated depreciation and amortization	(1,411,529)	(1,264,162)
Total real estate assets held for investment, net	6,918,051	6,153,615
CASH AND CASH EQUIVALENTS	86,517	57,649
RESTRICTED CASH	—	9,149
MARKETABLE SECURITIES (Note 11)	23,353	20,674
CURRENT RECEIVABLES, NET (Note 3)	17,519	16,926
DEFERRED RENT RECEIVABLES, NET (Note 3)	261,003	246,391
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET	183,118	183,728
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 4)	72,675	114,706
TOTAL ASSETS	$7,562,236	$6,802,838
LIABILITIES AND EQUITY
LIABILITIES:
Secured debt, net (Notes 5 and 11)	$336,866	$340,800
Unsecured debt, net (Notes 5 and 11)	2,207,049	2,006,263
Unsecured line of credit (Notes 5, 11 and 17)	330,000	—
Accounts payable, accrued expenses and other liabilities	360,674	249,637
Accrued dividends and distributions (Note 17)	47,411	43,448
Deferred revenue and acquisition-related intangible liabilities, net	149,059	145,890
Rents received in advance and tenant security deposits	56,258	56,484
Total liabilities	3,487,317	2,842,522
COMMITMENTS AND CONTINGENCIES (Note 10)
EQUITY:
Stockholders’ Equity (Note 6):
Common stock, $.01 par value, 150,000,000 shares authorized, 100,746,988 and 98,620,333 shares issued and outstanding, respectively	1,007	986
Additional paid-in capital	3,965,405	3,822,492
Distributions in excess of earnings	(161,654)	(122,685)
Total stockholders’ equity	3,804,758	3,700,793
Noncontrolling Interests (Notes 1 and 7):
Common units of the Operating Partnership	76,486	77,948
Noncontrolling interests in consolidated property partnerships	193,675	181,575
Total noncontrolling interests	270,161	259,523
Total equity	4,074,919	3,960,316
TOTAL LIABILITIES AND EQUITY	$7,562,236	$6,802,838

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUES
Rental income	$162,288	$159,954	$489,674	$475,527
Tenant reimbursements	21,754	19,665	60,471	58,228
Other property income	2,520	1,915	6,311	7,685
Total revenues	186,562	181,534	556,456	541,440
EXPENSES
Property expenses	35,163	33,070	99,401	97,615
Real estate taxes	17,462	16,371	52,421	50,878
Provision for bad debts (Note 12)	1,338	1,036	6,714	2,743
Ground leases	1,579	1,562	4,726	4,751
General and administrative expenses	19,277	14,514	56,599	43,750
Depreciation and amortization	62,700	62,567	189,421	185,737
Total expenses	137,519	129,120	409,282	385,474
OTHER (EXPENSES) INCOME
Interest income and other net investment gain/loss (Note 11)	342	1,526	1,147	3,629
Interest expense (Note 5)	(11,075)	(16,151)	(37,285)	(51,476)
Total other (expenses) income	(10,733)	(14,625)	(36,138)	(47,847)
INCOME FROM OPERATIONS BEFORE GAINS ON SALES OF REAL ESTATE	38,310	37,789	111,036	108,119
Net gain on sale of land	—	449	—	449
Gains on sales of depreciable operating properties	—	37,250	—	39,507
NET INCOME	38,310	75,488	111,036	148,075
Net income attributable to noncontrolling common units of the Operating Partnership	(691)	(1,394)	(2,008)	(2,633)
Net income attributable to noncontrolling interests in consolidated property partnerships	(3,219)	(2,984)	(10,833)	(9,359)
Total income attributable to noncontrolling interests	(3,910)	(4,378)	(12,841)	(11,992)
NET INCOME ATTRIBUTABLE TO KILROY REALTY CORPORATION	34,400	71,110	98,195	136,083
Preferred dividends	—	(808)	—	(5,774)
Original issuance costs of redeemed preferred stock and preferred units	—	(3,744)	—	(7,589)
Total preferred dividends	—	(4,552)	—	(13,363)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$34,400	$66,558	$98,195	$122,720
Net income available to common stockholders per share – basic (Note 13)	$0.34	$0.67	$0.97	$1.24
Net income available to common stockholders per share – diluted (Note 13)	$0.33	$0.67	$0.97	$1.23
Weighted average common shares outstanding – basic (Note 13)	100,676,778	98,352,139	99,711,312	98,008,780
Weighted average common shares outstanding – diluted (Note 13)	101,228,334	98,911,612	100,208,645	98,591,048
Dividends declared per common share	$0.455	$0.425	$1.335	$1.225

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share and per share/unit data)

		Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings / (Distributions in Excess of Earnings)
BALANCE AS OF DECEMBER 31, 2016	$192,411	93,219,439	$932	3,457,649	$(107,997)	$3,542,995	$216,322	$3,759,317
Net income					136,083	136,083	11,992	148,075
Redemption of Series G and H Preferred stock	(192,411)				(7,589)	(200,000)		(200,000)
Issuance of common stock		4,427,500	44	308,768		308,812		308,812
Issuance of share-based compensation awards				5,291		5,291		5,291
Non-cash amortization of share-based compensation				19,013		19,013		19,013
Exercise of stock options		282,000	4	12,047		12,051		12,051
Settlement of restricted stock units for shares of common stock		317,848	3	(3)		—		—
Repurchase of common stock, stock options and restricted stock units		(168,881)	(2)	(12,984)		(12,986)		(12,986)
Exchange of common units of the Operating Partnership		304,350	3	10,936		10,939	(10,939)	—
Contributions from noncontrolling interests in consolidated property partnerships						—	250	250
Distributions to noncontrolling interests in consolidated property partnerships						—	(12,234)	(12,234)
Adjustment for noncontrolling interest				(3,171)		(3,171)	3,171	—
Preferred dividends					(5,774)	(5,774)		(5,774)
Dividends declared per common share and common unit ($1.225 per share/unit)					(123,390)	(123,390)	(2,545)	(125,935)
BALANCE AS OF SEPTEMBER 30, 2017	$—	98,382,256	$984	$3,797,546	$(108,667)	$3,689,863	$206,017	$3,895,880

	Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AS OF DECEMBER 31, 2017	98,620,333	$986	$3,822,492	$(122,685)	$3,700,793	$259,523	$3,960,316
Net income				98,195	98,195	12,841	111,036
Issuance of common stock (Note 6)	1,817,195	18	130,726		130,744		130,744
Issuance of share-based compensation awards			3,298		3,298		3,298
Non-cash amortization of share-based compensation			24,678		24,678		24,678
Exercise of stock options	1,000	—	41		41		41
Settlement of restricted stock units for shares of common stock	488,354	4	(4)		—		—
Repurchase of common stock, stock options and restricted stock units	(231,800)	(2)	(16,551)		(16,553)		(16,553)
Exchange of common units of the Operating Partnership	51,906	1	1,961		1,962	(1,962)	—
Contributions from noncontrolling interests in consolidated property partnerships					—	8,273	8,273
Distributions to noncontrolling interests in consolidated property partnerships					—	(7,006)	(7,006)
Adjustment for noncontrolling interest			(1,236)		(1,236)	1,236	—
Dividends declared per common share and common unit ($1.335 per share/unit)				(137,164)	(137,164)	(2,744)	(139,908)
BALANCE AS OF SEPTEMBER 30, 2018	100,746,988	$1,007	$3,965,405	$(161,654)	$3,804,758	$270,161	$4,074,919

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$111,036	$148,075
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	186,242	181,875
Depreciation of non-real estate furniture, fixtures and equipment	3,179	3,862
Increase in provision for bad debts (Note 12)	6,714	2,743
Non-cash amortization of share-based compensation awards	18,901	13,617
Non-cash amortization of deferred financing costs and debt discounts and premiums	816	2,398
Non-cash amortization of net below market rents	(7,647)	(6,026)
Gain on sale of depreciable operating properties	—	(39,507)
Gain on sale of land	—	(449)
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements	(13,680)	(12,394)
Straight-line rents	(16,293)	(25,537)
Net change in other operating assets	(9,163)	(16,970)
Net change in other operating liabilities	37,110	24,855
Net cash provided by operating activities	317,215	276,542
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for acquisition of undeveloped land (Note 2)	(311,299)	—
Expenditures for development properties and undeveloped land	(311,347)	(270,839)
Expenditures for acquisition of operating properties (Note 2)	(111,029)	—
Expenditures for operating properties	(107,825)	(61,875)
Net proceeds received from dispositions	—	182,492
Net decrease (increase) in acquisition-related deposits	21,000	(30,490)
Proceeds received from repayment of note receivable (Note 4)	15,100	—
Net cash used in investing activities	(805,400)	(180,712)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on unsecured revolving credit facility (Note 5)	645,000	70,000
Repayments on unsecured revolving credit facility (Note 5)	(285,000)	(10,000)
Borrowings on unsecured debt (Note 5)	120,000	—
Principal payments on secured debt	(2,670)	(5,740)
Proceeds from the issuance of unsecured debt (Note 5)	50,000	250,000
Repayments of unsecured debt	—	(189,000)
Financing costs	(2,278)	(7,480)
Net proceeds from issuance of common stock (Note 6)	130,744	308,812
Redemption of Series G and H Preferred stock	—	(200,000)
Repurchase of common stock and restricted stock units	(16,553)	(12,986)
Proceeds from exercise of stock options	41	12,051
Distributions to noncontrolling interests in consolidated property partnerships	(7,014)	(12,234)
Contributions from noncontrolling interests in consolidated property partnerships	8,273	250
Dividends and distributions paid to common stockholders and common unitholders	(132,639)	(297,993)
Dividends and distributions paid to preferred stockholders and preferred unitholders	—	(7,409)
Net cash provided by (used in) financing activities	507,904	(101,729)
Net increase (decrease) in cash and cash equivalents and restricted cash	19,719	(5,899)
Cash and cash equivalents and restricted cash, beginning of period	66,798	250,129
Cash and cash equivalents and restricted cash, end of period	$86,517	$244,230

See accompanying notes to consolidated financial statements.

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY, L.P.

KILROY REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	September 30, 2018	December 31, 2017
ASSETS	(unaudited)
REAL ESTATE ASSETS (Note 2):
Land and improvements	$1,127,100	$1,076,172
Buildings and improvements	5,056,050	4,908,797
Undeveloped land and construction in progress	2,146,430	1,432,808
Total real estate assets held for investment	8,329,580	7,417,777
Accumulated depreciation and amortization	(1,411,529)	(1,264,162)
Total real estate assets held for investment, net	6,918,051	6,153,615
CASH AND CASH EQUIVALENTS	86,517	57,649
RESTRICTED CASH	—	9,149
MARKETABLE SECURITIES (Note 11)	23,353	20,674
CURRENT RECEIVABLES, NET (Note 3)	17,519	16,926
DEFERRED RENT RECEIVABLES, NET (Note 3)	261,003	246,391
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET	183,118	183,728
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 4)	72,675	114,706
TOTAL ASSETS	$7,562,236	$6,802,838
LIABILITIES AND CAPITAL
LIABILITIES:
Secured debt, net (Notes 5 and 11)	$336,866	$340,800
Unsecured debt, net (Notes 5 and 11)	2,207,049	2,006,263
Unsecured line of credit (Notes 5, 11 and 17)	330,000	—
Accounts payable, accrued expenses and other liabilities	360,674	249,637
Accrued distributions (Note 17)	47,411	43,448
Deferred revenue and acquisition-related intangible liabilities, net	149,059	145,890
Rents received in advance and tenant security deposits	56,258	56,484
Total liabilities	3,487,317	2,842,522
COMMITMENTS AND CONTINGENCIES (Note 10)
CAPITAL:
Common units, 100,746,988 and 98,620,333 held by the general partner and 2,025,287 and 2,077,193 held by common limited partners issued and outstanding, respectively (Note 8)	3,876,142	3,773,941
Noncontrolling interests in consolidated property partnerships and subsidiaries (Note 1)	198,777	186,375
Total capital	4,074,919	3,960,316
TOTAL LIABILITIES AND CAPITAL	$7,562,236	$6,802,838

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUES
Rental income	$162,288	$159,954	$489,674	$475,527
Tenant reimbursements	21,754	19,665	60,471	58,228
Other property income	2,520	1,915	6,311	7,685
Total revenues	186,562	181,534	556,456	541,440
EXPENSES
Property expenses	35,163	33,070	99,401	97,615
Real estate taxes	17,462	16,371	52,421	50,878
Provision for bad debts (Note 12)	1,338	1,036	6,714	2,743
Ground leases	1,579	1,562	4,726	4,751
General and administrative expenses	19,277	14,514	56,599	43,750
Depreciation and amortization	62,700	62,567	189,421	185,737
Total expenses	137,519	129,120	409,282	385,474
OTHER (EXPENSES) INCOME
Interest income and other net investment gain/loss (Note 11)	342	1,526	1,147	3,629
Interest expense (Note 5)	(11,075)	(16,151)	(37,285)	(51,476)
Total other (expenses) income	(10,733)	(14,625)	(36,138)	(47,847)
INCOME FROM OPERATIONS BEFORE GAINS ON SALES OF REAL ESTATE	38,310	37,789	111,036	108,119
Net gain on sale of land	—	449	—	449
Gains on sales of depreciable operating properties	—	37,250	—	39,507
NET INCOME	38,310	75,488	111,036	148,075
Net income attributable to noncontrolling interests in consolidated property partnerships and subsidiaries	(3,317)	(3,086)	(11,135)	(9,648)
NET INCOME ATTRIBUTABLE TO KILROY REALTY, L.P.	34,993	72,402	99,901	138,427
Preferred distributions	—	(808)	—	(5,774)
Original issuance costs of redeemed preferred units	—	(3,744)	—	(7,589)
Total preferred distributions	—	(4,552)	—	(13,363)
NET INCOME AVAILABLE TO COMMON UNITHOLDERS	$34,993	$67,850	$99,901	$125,064
Net income available to common unitholders per unit – basic (Note 14)	$0.34	$0.67	$0.97	$1.23
Net income available to common unitholders per unit – diluted (Note 14)	$0.33	$0.67	$0.96	$1.23
Weighted average common units outstanding – basic (Note 14)	102,721,806	100,429,332	101,773,540	100,160,595
Weighted average common units outstanding – diluted (Note 14)	103,273,362	100,988,805	102,270,873	100,742,863
Dividends declared per common unit	$0.455	$0.425	$1.335	$1.225

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(Unaudited; in thousands, except unit and per unit data)

	Partners’ Capital			Total Partners’ Capital	Noncontrolling Interests in Consolidated Property Partnerships and Subsidiaries
	Preferred Units	Number of Common Units	Common Units			Total Capital
BALANCE AS OF DECEMBER 31, 2016	$192,411	95,600,982	$3,431,768	$3,624,179	$135,138	$3,759,317
Net income			138,427	138,427	9,648	148,075
Redemption of Series G and H Preferred units	(192,411)		(7,589)	(200,000)		(200,000)
Issuance of common units		4,427,500	308,812	308,812		308,812
Issuance of share-based compensation awards			5,291	5,291		5,291
Non-cash amortization of share-based compensation			19,013	19,013		19,013
Exercise of stock options		282,000	12,051	12,051		12,051
Settlement of restricted stock units		317,848	—	—		—
Repurchase of common units, stock options and restricted stock units		(168,881)	(12,986)	(12,986)		(12,986)
Contributions from noncontrolling interests in consolidated property partnerships					250	250
Distributions to noncontrolling interests in consolidated property partnerships					(12,234)	(12,234)
Preferred distributions			(5,774)	(5,774)		(5,774)
Distributions declared per common unit ($1.225 per unit)			(125,935)	(125,935)		(125,935)
BALANCE AS OF SEPTEMBER 30, 2017	$—	100,459,449	$3,763,078	$3,763,078	$132,802	$3,895,880

	Partners’ Capital		Noncontrolling Interests in Consolidated Property Partnerships and Subsidiaries
	Number of Common Units	Common Units		Total Capital
BALANCE AS OF DECEMBER 31, 2017	100,697,526	$3,773,941	$186,375	$3,960,316
Net income		99,901	11,135	111,036
Issuance of common units (Note 8)	1,817,195	130,744		130,744
Issuance of share-based compensation awards		3,298		3,298
Non-cash amortization of share-based compensation		24,678		24,678
Exercise of stock options	1,000	41		41
Settlement of restricted stock units	488,354	—		—
Repurchase of common units, stock options and restricted stock units	(231,800)	(16,553)		(16,553)
Contributions from noncontrolling interests in consolidated property partnerships		—	8,273	8,273
Distributions to noncontrolling interests in consolidated property partnerships			(7,006)	(7,006)
Distributions declared per common unit ($1.335 per unit)		(139,908)		(139,908)
BALANCE AS OF SEPTEMBER 30, 2018	102,772,275	$3,876,142	$198,777	$4,074,919

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$111,036	$148,075
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	186,242	181,875
Depreciation of non-real estate furniture, fixtures and equipment	3,179	3,862
Increase in provision for bad debts (Note 12)	6,714	2,743
Non-cash amortization of share-based compensation awards	18,901	13,617
Non-cash amortization of deferred financing costs and debt discounts and premiums	816	2,398
Non-cash amortization of net below market rents	(7,647)	(6,026)
Gain on sale of depreciable operating properties	—	(39,507)
Gain on sale of land	—	(449)
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements	(13,680)	(12,394)
Straight-line rents	(16,293)	(25,537)
Net change in other operating assets	(9,163)	(16,970)
Net change in other operating liabilities	37,110	24,855
Net cash provided by operating activities	317,215	276,542
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for acquisition of undeveloped land (Note 2)	(311,299)	—
Expenditures for development properties and undeveloped land	(311,347)	(270,839)
Expenditures for acquisition of operating properties (Note 2)	(111,029)	—
Expenditures for operating properties	(107,825)	(61,875)
Net proceeds received from dispositions	—	182,492
Net decrease (increase) in acquisition-related deposits	21,000	(30,490)
Proceeds received from repayment of note receivable (Note 4)	15,100	—
Net cash used in investing activities	(805,400)	(180,712)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on unsecured revolving credit facility (Note 5)	645,000	70,000
Repayments on unsecured revolving credit facility (Note 5)	(285,000)	(10,000)
Borrowings on unsecured debt (Note 5)	120,000	—
Principal payments on secured debt	(2,670)	(5,740)
Proceeds from the issuance of unsecured debt (Note 5)	50,000	250,000
Repayments of unsecured debt	—	(189,000)
Financing costs	(2,278)	(7,480)
Net proceeds from issuance of common units (Note 8)	130,744	308,812
Redemption of Series G and H Preferred units	—	(200,000)
Repurchase of common units and restricted stock units	(16,553)	(12,986)
Proceeds from exercise of stock options	41	12,051
Distributions to noncontrolling interests in consolidated property partnerships	(7,014)	(12,234)
Contributions from noncontrolling interests in consolidated property partnerships	8,273	250
Distributions paid to common unitholders	(132,639)	(297,993)
Distributions paid to preferred unitholders	—	(7,409)
Net cash provided by (used in) financing activities	507,904	(101,729)
Net increase (decrease) in cash and cash equivalents and restricted cash	19,719	(5,899)
Cash and cash equivalents and restricted cash, beginning of period	66,798	250,129
Cash and cash equivalents and restricted cash, end of period	$86,517	$244,230

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

Our stabilized portfolio of operating properties was comprised of the following properties at September 30, 2018:

	Number of Buildings	Rentable Square Feet (unaudited)	Number of Tenants	Percentage Occupied (unaudited)	Percentage Leased (unaudited)
Stabilized Office Properties	104	13,891,493	524	93.5%	96.6%

	Number of Buildings	Number of Units	2018 Average Occupancy (unaudited)
Stabilized Residential Property	1	200	83.3%

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

As of September 30, 2018, the following properties were excluded from our stabilized portfolio. We did not have any redevelopment properties or properties held for sale at September 30, 2018.

	Number of Properties/Projects	Estimated Rentable Square Feet (1) (unaudited)
In-process development projects - tenant improvement (2)	2	1,150,000
In-process development projects - under construction (3)	3	956,000
________________________

(1)	Estimated rentable square feet upon completion.

(2)	Includes 86,000 square feet of Production, Distribution, and Repair (“PDR”) space at 100 Hooper.

(3)	In addition to the estimated office and PDR rentable square feet noted above, development projects under construction also include 120,000 square feet of retail space and 608 residential units.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our stabilized portfolio also excludes our future development pipeline, which as of September 30, 2018 was comprised of seven potential development sites, representing approximately 80 gross acres of undeveloped land.

As of September 30, 2018, all of our properties and development projects were owned and all of our business was conducted in the state of California with the exception of twelve office properties and one development project under construction located in the state of Washington. All of our properties and development projects are 100% owned, excluding four office properties owned by three consolidated property partnerships and a development site held by consolidated variable interest entities for future transactions intended to qualify as like-kind exchanges pursuant to Section 1031 of the Code (“Section 1031 Exchanges”).

Two of the three property partnerships, 100 First Street Member, LLC (“100 First LLC”) and 303 Second Street Member, LLC (“303 Second LLC”), each owned one office property in San Francisco, California through subsidiary REITs. As of September 30, 2018, the Company owned a 56% common equity interest in both 100 First LLC and 303 Second LLC. The third property partnership, Redwood City Partners, LLC (“Redwood LLC”) owned two office properties in Redwood City, California. As of September 30, 2018, the Company owned an approximate 93% common equity interest in Redwood LLC. The remaining interests in all three property partnerships were owned by unrelated third parties.

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

As of September 30, 2018, the Company owned an approximate 98.0% common general partnership interest in the Operating Partnership. The remaining approximate 2.0% common limited partnership interest in the Operating Partnership as of September 30, 2018 was owned by non-affiliated investors and certain of our executive officers and directors. Both the general and limited common partnership interests in the Operating Partnership are denominated in common units. Generally, the number of common units held by the Company is equivalent to the number of outstanding shares of the Company’s common stock, and the rights of all the common units to quarterly distributions and payments in liquidation mirror those of the Company’s common stockholders. The common limited partners have certain redemption rights as provided in the Operating Partnership’s Seventh Amended and Restated Agreement of Limited Partnership, as amended, the “Partnership Agreement.”

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

Variable Interest Entities
The Operating Partnership is a variable interest entity (“VIE”) that is consolidated by the Company as the primary beneficiary as the Operating Partnership is a limited partnership in which the common limited partners do not have substantive kick-out or participating rights. At September 30, 2018, the consolidated financial statements of the Company included five VIEs in addition to the Operating Partnership: 100 First LLC, 303 Second LLC and three entities established during the second quarter of 2018 to facilitate potential future Section 1031 Exchanges. At September 30, 2018, the Operating Partnership was determined to be the

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

primary beneficiary of these five VIEs since the Operating Partnership had the ability to control the activities that most significantly impact each of the VIE’s economic performance. As of September 30, 2018, the five VIEs’ total assets, liabilities and noncontrolling interests included on our consolidated balance sheet were approximately $828.3 million (of which $753.8 million related to real estate held for investment), approximately $86.2 million and approximately $187.6 million, respectively. Revenues, income and net assets generated by 100 First LLC and 303 Second LLC may only be used to settle their contractual obligations, which primarily consist of operating expenses, capital expenditures and required distributions.

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
We evaluated each of the Company’s revenue streams to determine the sources of revenue that are impacted by ASU 2014-09 and concluded that two revenue streams, sales of real estate and revenue from our multi-tenant parking arrangements, fall within the scope of Topic 606. We evaluated the impact of the adoption of the guidance on the timing of gain recognition for our historical dispositions and concluded there was no significant impact to our consolidated financial statements given the straight forward nature of our historical disposition transactions. We also evaluated the impact of the guidance on the timing and pattern of revenue recognition for our multi-tenant parking arrangements and determined there was no significant impact to our consolidated financial statements. We generally provide parking for our multi-tenant properties based on the prevailing market rate per parking space, which adjusts based on prevailing market rates during the tenant’s occupancy, and we recognize parking revenue as parking spaces are utilized by the tenant. Given the structure of these arrangements whereby the amount of parking revenue we recognize corresponds directly to the tenant’s use, we were able to apply the practical expedient provided in Accounting Standards Codification (“ASC”) 606-10-50-14(b) (the “right to invoice” practical expedient). As a result of applying this practical expedient, we are not required to disclose the transaction price allocated to future performance obligations for multi-tenant parking since we cannot predict or estimate the use of such parking spaces. During the three months ended September 30, 2018 and 2017, we recognized $6.7 million and $6.6 million, respectively, of parking revenue for arrangements that are within the scope of Topic 606, which is included in rental revenues on our consolidated statements of operations. During the nine months ended September 30, 2018 and 2017, we recognized $20.2 million and $20.3 million, respectively, of parking revenue for arrangements that are within the scope of Topic 606, which is included in rental revenues on our consolidated statements of operations. We concluded that the adoption of Topic 606 did not have a material impact on our consolidated financial statements or a material impact on the notes to our consolidated financial statements.
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
In July 2018, the FASB issued ASU No. 2018-11 which (1) simplifies transition requirements for both lessees and lessors by adding an option that permits an organization to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented in its financial statements and (2) provides a practical expedient for lessors that permits lessors to make an accounting policy election to not separate nonlease components from the associated lease components, if the following two criteria are met: (1) the timing and pattern of transfer of the lease and nonlease components are the same and (2) the lease component would be classified as an operating lease if accounted for separately. For leases where we are the lessor, we plan to elect the optional transition relief and apply the practical expedients provided by ASU 2018-11. As a result, leases where we are the lessor will be accounted for in a similar method to existing standards with the underlying leased asset being reported and recognized as a real estate asset.
In August 2018, the FASB released an exposure draft to amend ASU 2016-02 that clarifies lessor treatment of sales taxes and other similar taxes collected from lessees, lessor costs paid directly by lessees and recognition of variable payments for contracts with lease and nonlease components. If the amendments are codified as currently drafted, we do not expect the amendments to have an impact on our consolidated financial statements.
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
For leases where we are the lessee, specifically for our ground leases, the adoption of the standard will significantly change the accounting on our consolidated balance sheets since both existing ground leases and any future ground leases will be required to be recorded on the Company’s consolidated balance sheets as an obligation of the Company. Existing ground leases executed before the January 1, 2019 adoption date will continue to be accounted for as operating leases and the new guidance will not have a material impact on our recognition of ground lease expense or our results of operations. However, we will be required to recognize

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

a right of use asset and a lease liability on our consolidated balance sheets equal to the present value of the minimum lease payments required in accordance with each ground lease. As of September 30, 2018, our future undiscounted minimum rental payments under these leases totaled $248.6 million, with several of the leases containing provisions for rental payments to fluctuate based on fair market value and operating income measurements with expirations through 2093. In addition, we currently believe that for new ground leases entered into after the adoption date of the new standard, such leases could be required to be accounted for as financing type leases, resulting in ground lease expense recorded using the effective interest method instead of on a straight-line basis over the term of the lease. This could have a significant impact on our results of operations if we enter into material new ground leases after the date of adoption since ground lease expense calculated using the effective interest method results in an increased amount of ground lease expense in the earlier years of a ground lease as compared to the current straight-line method.
Accounting Pronouncements Effective in 2020 and Beyond

ASU No. 2016-13 “Financial Instruments - Credit Losses (Topic 326)”

On June 16, 2016, the FASB issued ASU No. 2016-13 (“ASU 2016-13”) to amend the accounting for credit losses for certain financial instruments. Under the new guidance, an entity recognizes its estimate of expected credit losses as an allowance, which the FASB believes will result in more timely recognition of such losses.  In August 2018, the FASB released an exposure draft to amend ASU 2016-03. The proposed amendment would clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20 “Financial Instruments – Credit Losses.” Instead, impairment of receivables arising from operating leases should be accounted for under Subtopic 842-30 “Leases – Lessor.” ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not currently anticipate that the guidance will have a material impact on the consolidated financial statements or notes to the consolidated financial statements.
ASU No. 2018-13 “Fair Value Measurement (Topic 820)”
On August 28, 2018, the FASB issued ASU No. 2018-13 (“ASU 2018-13”) to amend the disclosure requirements for fair value measurements. The amendments in ASU 2018-13 include new, modified and eliminated disclosure requirements and are the result of a broader disclosure project called FASB Concepts Statement, Conceptual Framework for Financial Reporting - Chapter 8: Notes to Financial Statements, which the Board finalized on August 28, 2018. The Board used the guidance in the Concepts Statement to improve the effectiveness of ASC 820’s disclosure requirements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for any eliminated or modified disclosures. The Company currently anticipates that the guidance will not have a significant impact on the disclosures in the notes to the consolidated financial statements.
ASU No. 2018-15 “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)”
On August 29, 2018, the FASB issued ASU No. 2018-15 (“ASU 2018-15”) to amend a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. ASU 2018-15 can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the impact of ASU 2018-15 on the consolidated financial statements and notes to the consolidated financial statements.

2.    Acquisitions

Operating Property Acquisitions

During the nine months ended September 30, 2018, we acquired the three operating properties listed below from an unrelated third party. The acquisition was funded with proceeds from the Company’s unsecured revolving credit facility and unsecured term loan facility.

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

Development Project Acquisitions

During the nine months ended September 30, 2018, we acquired the following development site, which is located adjacent to the three operating properties we acquired in January 2018, from an unrelated third party. The acquisition was funded with proceeds from the Company’s unsecured revolving credit facility and the Company’s at-the-market stock offering program.

Project	Date of Acquisition	City/Submarket	Type	Purchase Price (in millions) (1)
Kilroy Oyster Point	June 1, 2018	South San Francisco	Land	$308.2
________________________

(1)
Excludes acquisition-related costs. In connection with this acquisition, we also recorded $40.6 million in accrued liabilities and environmental remediation liabilities at the date of acquisition, which are not included in the purchase price above. As of September 30, 2018, the purchase price and assumed liabilities are included in undeveloped land and construction in progress and the assumed liabilities are included in accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.    Receivables

Current Receivables, net

Current receivables, net consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(in thousands)
Current receivables	$21,674	$19,235
Allowance for uncollectible tenant receivables	(4,155)	(2,309)
Current receivables, net	$17,519	$16,926

Deferred Rent Receivables, net

Deferred rent receivables, net consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(in thousands)
Deferred rent receivables	$265,858	$249,629
Allowance for deferred rent receivables	(4,855)	(3,238)
Deferred rent receivables, net	$261,003	$246,391

4.    Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net consisted of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(in thousands)
Furniture, fixtures and other long-lived assets, net	$36,717	$39,686
Notes receivable, net (1)	2,046	19,912
Prepaid expenses & acquisition deposits	33,912	55,108
Total prepaid expenses and other assets, net	$72,675	$114,706
________________________

(1)
During the nine months ended September 30, 2018, a note receivable with a balance of $15.1 million was repaid to the Company. Notes receivable are shown net of a valuation allowance of approximately $2.9 million as of September 30, 2018.

5.    Secured and Unsecured Debt of the Operating Partnership

The Company generally guarantees all of the Operating Partnership’s unsecured debt obligations including the unsecured revolving credit facility, the unsecured term loan facility and all of the unsecured senior notes.

Unsecured Senior Notes - Private Placement

On May 11, 2018, the Operating Partnership entered into a Note Purchase Agreement (the “Note Purchase Agreement”) in connection with the issuance and sale of $50.0 million principal amount of the Operating Partnership’s 4.30% Senior Notes, Series A, due July 18, 2026 (the “Series A Notes”), and $200.0 million principal amount of the Operating Partnership’s 4.35% Senior Notes, Series B, due October 18, 2026 (the “Series B Notes” and, together with the Series A Notes, the “Series A and B Notes”), pursuant to a private placement. The Company drew the full amount of the Series A Notes on July 18, 2018. As of September 30, 2018, there were no amounts issued or outstanding under the Series B Notes. On October 22, 2018, the Company drew the full amount of the Series B Notes, the proceeds of which were used to repay a portion of the outstanding balance on our unsecured revolving credit facility. The Series A and B Notes mature on their respective due dates, unless earlier redeemed or prepaid pursuant to the terms of the Note Purchase Agreement. Interest on the Series A and B Notes is payable semi-annually in arrears on April 18 and October 18 of each year beginning April 18, 2019.

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

Unsecured Revolving Credit Facility and Term Loan Facility

The following table summarizes the balance and terms of our unsecured revolving credit facility as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(in thousands)
Outstanding borrowings	$330,000	$—
Remaining borrowing capacity	420,000	750,000
Total borrowing capacity (1)	$750,000	$750,000
Interest rate (2)	3.23%	2.56%
Facility fee-annual rate (3)	0.200%
Maturity date	July 2022
________________________

(1)
We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $600.0 million under an accordion feature under the terms of the unsecured revolving credit facility and unsecured term loan facility.

(2)	Our unsecured revolving credit facility interest rate was calculated based on an annual rate of LIBOR plus 1.000% as of September 30, 2018 and December 31, 2017.

(3)
Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of September 30, 2018 and December 31, 2017, $5.0 million and $6.0 million of unamortized deferred financing costs, respectively, which are included in prepaid expenses and other assets, net on our consolidated balance sheets, remained to be amortized through the maturity date of our unsecured revolving credit facility.

The Company intends to borrow under the unsecured revolving credit facility from time to time for general corporate purposes, to finance development and redevelopment expenditures, to fund potential acquisitions and to potentially repay long-term debt. Refer to Note 17 for repayments of outstanding borrowings under the unsecured revolving credit facility subsequent to September 30, 2018.

During the first quarter of 2018, we borrowed the full $150.0 million borrowing capacity of our unsecured term loan facility. In connection with the funding of the outstanding borrowings, we transferred $30.0 million of outstanding borrowings under the unsecured revolving credit facility to the balance of our unsecured term loan facility. As a result, only $120.0 million of cash proceeds were received from the funding of the unsecured term loan facility. The following table summarizes the balance and terms of our unsecured term loan facility as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(in thousands)
Outstanding borrowings	$150,000	$—
Remaining borrowing capacity	—	150,000
Total borrowing capacity (1)	$150,000	$150,000
Interest rate (2)	3.23%	2.66%
Undrawn facility fee-annual rate (3)	0.200%
Maturity date	July 2022
________________________

(1)
As of September 30, 2018 and December 31, 2017, $1.0 million and $1.2 million of unamortized deferred financing costs, respectively, remained to be amortized through the maturity date of our unsecured term loan facility.

(2)	Our unsecured term loan facility interest rate was calculated based on an annual rate of LIBOR plus 1.100% as of September 30, 2018 and December 31, 2017.

(3)	Prior to borrowing the full capacity of our unsecured term loan facility, the undrawn facility fee was calculated based on any unused borrowing capacity and was paid on a quarterly basis.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Debt Covenants and Restrictions

The unsecured revolving credit facility, unsecured term loan facility, unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a minimum fixed-charge coverage ratio, a minimum unsecured debt ratio and a minimum unencumbered asset pool debt service coverage ratio. Noncompliance with one or more of the covenants and restrictions could result in the full principal balance of the associated debt becoming immediately due and payable. We believe we were in compliance with all of our debt covenants as of September 30, 2018.

Debt Maturities

The following table summarizes the stated debt maturities and scheduled amortization payments of our issued and outstanding debt, excluding unamortized debt discounts, premiums and deferred financing costs, as of September 30, 2018:

Year	(in thousands)
Remaining 2018	$914
2019	76,309
2020	255,137
2021	5,342
2022	485,554
Thereafter	2,068,469
Total (1)	$2,891,725
________________________

(1)
Includes gross principal balance of outstanding debt before the effect of the following at September 30, 2018: $13.3 million of unamortized deferred financing costs for the unsecured term loan facility, unsecured senior notes and secured debt, $5.7 million of unamortized discounts for the unsecured senior notes and $1.2 million of unamortized premiums for the secured debt.

Capitalized Interest and Loan Fees

The following table sets forth gross interest expense, including debt discount/premium and deferred financing cost amortization, net of capitalized interest, for the three and nine months ended September 30, 2018 and 2017. The interest expense capitalized was recorded as a cost of development and increased the carrying value of undeveloped land and construction in progress.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Gross interest expense	$30,231	$28,331	$85,834	$84,577
Capitalized interest and deferred financing costs	(19,156)	(12,180)	(48,549)	(33,101)
Interest expense	$11,075	$16,151	$37,285	$51,476

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.    Stockholders’ Equity of the Company

Forward Equity Offering

On August 8, 2018, the Company entered into forward equity sale agreements with certain financial institutions acting as forward purchasers in connection with an offering of 5,000,000 common shares at an initial gross offering price of $360.5 million, or $72.10 per share, before underwriting discounts, commissions and offering expenses. The forward purchasers borrowed and sold an aggregate of 5,000,000 shares in the offering. The Company did not receive any proceeds from the sale of its common shares by the forward purchasers in the offering. The Company currently expects to fully physically settle the forward sale agreements and receive cash proceeds upon one or more settlement dates, at the Company’s discretion, prior to the final settlement date under the forward sale agreements of August 1, 2019. The forward sale price that we expect to receive upon physical settlement of the agreements will be subject to adjustment for (i) the forward purchasers’ stock borrowing costs and (ii) scheduled dividends during the term of the agreements. The full amount of this offering remains available for future settlement as of the date of this filing. Upon issuance of shares, the Company will contribute the net proceeds from these issuances to the Operating Partnership in exchange for an equal number of units in the Operating Partnership.

At-The-Market Stock Offering Program

In May 2018, the Company completed its then existing at-the-market stock offering program, under which we sold an aggregate of $300.0 million in gross sales of shares. In June 2018, the Company commenced a new at-the-market stock offering program (the “2018 At-The-Market Program”), under which we may currently offer and sell shares of our common stock with an aggregate gross sales price of up to $500.0 million. In connection with the 2018 At-The-Market-Program, the Company also entered into related forward purchase agreements whereby, at our discretion, we may sell shares of our common stock under the 2018 At-The-Market-Program under forward equity sale agreements. The use of a forward equity sale agreement would allow the Company to lock in a share price on the sale of shares of our common stock at the time the agreement is executed, but defer receiving the proceeds from the sale of shares until a later date. This also allows us to defer the potential dilutive impact of such offering of shares until such time as we settle the forward equity sale agreements.

Since commencement of our 2018 At-The-Market Program in June 2018, we have sold 447,466 shares of common stock through September 30, 2018, none of which were sold under forward equity sale agreements. Approximately $466.2 million remains available to be sold under this program.

The following table sets forth information regarding sales of common stock under our at-the-market offering programs for the nine months ended September 30, 2018:

Nine Months Ended September 30, 2018
(in millions, except share and per share data)
Shares of common stock sold during the period	1,817,195
Weighted average price per common share	$73.64
Aggregate gross proceeds	$133.8
Aggregate net proceeds after selling commissions	$132.1

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

7.    Noncontrolling Interests on the Company’s Consolidated Financial Statements

Common Units of the Operating Partnership

The Company owned an approximate 98.0%, 97.9%, and 97.9% common general partnership interest in the Operating Partnership as of September 30, 2018, December 31, 2017 and September 30, 2017, respectively. The remaining approximate 2.0%, 2.1%, and 2.1% common limited partnership interest as of September 30, 2018, December 31, 2017 and September 30, 2017, respectively, was owned by non-affiliated investors and certain of our executive officers and directors in the form of noncontrolling common units. There were 2,025,287, 2,077,193 and 2,077,193 common units outstanding held by these investors, executive officers and directors as of September 30, 2018, December 31, 2017 and September 30, 2017, respectively.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The noncontrolling common units may be redeemed by unitholders for cash. Except under certain circumstances, we, at our option, may satisfy the cash redemption obligation with shares of the Company’s common stock on a one-for-one basis. If satisfied in cash, the value for each noncontrolling common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable redemption date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $143.4 million and $154.5 million as of September 30, 2018 and December 31, 2017, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each noncontrolling common unit in the event of our termination or liquidation. In the event of our termination or liquidation, it is expected in most cases that each common unit would be entitled to a liquidating distribution equal to the liquidating distribution payable in respect of each share of the Company’s common stock.

8.    Partners’ Capital of the Operating Partnership

At-The-Market Stock Offering Program

During the nine months ended September 30, 2018, the Company utilized its at-the-market stock offering programs to issue shares of common stock (see Note 6 “Stockholders’ Equity of the Company” for additional information). The net offering proceeds were contributed by the Company to the Operating Partnership in exchange for common units for the nine months ended September 30, 2018 as follows:

Nine Months Ended September 30, 2018
(in millions, except share data)
Shares of common stock contributed by the Company	1,817,195
Common units exchanged for share of common stock by the Company	1,817,195
Aggregate gross proceeds	$133.8
Aggregate net proceeds after selling commissions	$132.1

Common Units Outstanding

The following table sets forth the number of common units held by the Company and the number of common units held by non-affiliated investors and certain of our executive officers and directors in the form of noncontrolling common units as well as the ownership interest held on each respective date:

	September 30, 2018	December 31, 2017	September 30, 2017
Company owned common units in the Operating Partnership	100,746,988	98,620,333	98,382,256
Company owned general partnership interest	98.0%	97.9%	97.9%
Noncontrolling common units of the Operating Partnership	2,025,287	2,077,193	2,077,193
Ownership interest of noncontrolling interest	2.0%	2.1%	2.1%

For further discussion of the noncontrolling common units as of September 30, 2018 and December 31, 2017, refer to Note 7.

9.    Share-Based Compensation

Stockholder Approved Equity Compensation Plans

As of September 30, 2018, we maintained one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan, as amended (the “2006 Plan”). As of September 30, 2018, approximately 1.8 million shares were available for grant under the 2006 Plan. The calculation of shares available for grant is presented after taking into account a reserve for a sufficient number of shares to cover the vesting and payment of 2006 Plan awards that were outstanding on that date, including performance-based vesting awards at (i) levels actually achieved for the performance or market conditions (as defined below) for which the performance period has been completed and (ii) at target levels for the performance or market conditions (as defined below) for awards still in a performance period.

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

2018 Performance-Based RSU Grant

The 2018 Performance-Based RSUs are scheduled to vest at the end of a three-year period (consisting of calendar years 2018-2020). A target number of 2018 Performance-Based RSUs were awarded, and the final number of 2018 Performance-Based RSUs that vest (which may be more or less than the target number) will be based upon (1) the achievement of pre-set FFO per share goals for the year ending December 31, 2018 that applies to 100% of the Performance-Based RSUs awarded (the “FFO performance condition”) and (2) a performance measure that applies to 50% of the award based upon a measure of the Company’s average debt to EBITDA ratio for the three-year performance period (the “debt to EBITDA ratio performance condition”) and a market measure that applies to the other 50% of the award based upon the relative ranking of the Company’s total stockholder return for the three-year performance period compared to the total stockholder returns of an established comparison group of companies over the same period (the “market condition”). The 2018 Performance-Based RSUs are also subject to a three-year service vesting provision and are scheduled to cliff vest on the date the final vesting percentage is determined following the end of the three-year performance period under the awards. The number of 2018 Performance-Based RSUs ultimately earned could fluctuate from the target number of 2018 Performance-Based RSUs granted based upon the levels of achievement for the FFO performance condition, the debt to EBITDA ratio performance condition, the market condition, and the extent to which the service vesting condition is satisfied. The estimate of the number of 2018 Performance-Based RSUs earned is evaluated quarterly during the performance period based on our estimate for each of the performance conditions measured against the applicable goals. As of September 30, 2018, the number of 2018 Performance-Based RSUs estimated to be earned based on the Company’s estimate of the performance conditions measured against the applicable goals was 180,931, and the compensation cost recorded to date for this program was based on that estimate. Compensation expense for the 2018 Performance-Based RSU grant is recognized on a straight-line basis over the requisite service period for each participant, which is generally the three-year service period.

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

The total grant date fair value of the 2018 Performance-Based RSU awards was $10.8 million on the February 14, 2018 grant date of the awards. For the nine months ended September 30, 2018, we recorded compensation expense based upon the grant date fair value per share for each component multiplied by the estimated number of RSUs to be earned as discussed above.

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

Share-Based Compensation Cost Recorded During the Period

The total compensation cost for all share-based compensation programs was $8.1 million and $6.4 million for the three months ended September 30, 2018 and 2017, respectively, and $24.7 million and $19.0 million for the nine months ended September 30, 2018 and 2017, respectively. Of the total share-based compensation costs, $1.5 million and $1.7 million was capitalized as part of real estate assets and deferred leasing costs for the three months ended September 30, 2018 and 2017, respectively, and $5.8 million and $5.4 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, there was approximately $24.3 million of total unrecognized compensation cost related to nonvested incentive awards granted under share-based compensation arrangements that is expected to be recognized over a weighted-average period of 1.8 years. The remaining compensation cost related to these nonvested incentive awards had been recognized in periods prior to September 30, 2018.

10.    Commitments and Contingencies

General

As of September 30, 2018, we had commitments of approximately $776.5 million, excluding our ground lease commitments, for contracts and executed leases directly related to our operating properties and development projects.

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

As of September 30, 2018, we had accrued environmental remediation liabilities of approximately $79.6 million recorded on our consolidated balance sheets in connection with certain of our in-process and future development projects. The accrued environmental remediation liabilities represent the remaining costs we estimate we will incur when we commence development at various development acquisition sites. These estimates, which we developed with the assistance of third party experts, consist primarily of the removal of contaminated soil and other related costs since we are required to dispose of any existing contaminated soil when we develop new properties at these sites.

We record estimated environmental remediation obligations for acquired properties at the acquisition date when we are aware of such costs and when such costs are probable of being incurred and can be reasonably estimated. Estimated costs related to development environmental remediation liabilities are recorded as an increase to the cost of the development project. Actual costs are recorded as a decrease to the liability when incurred. These accruals are adjusted as an increase or decrease to the development project costs and as an increase or decrease to the accrued environmental remediation liability if we obtain further information or circumstances change. The environmental remediation obligation recorded at September 30, 2018 was not discounted to its present value since we expect to complete the remediation activities in the next one to five years in connection with development activities at the various sites. It is possible that we could incur additional environmental remediation costs in connection with these future development projects.  However, given we are in the pre-development phase on these future development projects, potential additional environmental costs cannot be reasonably estimated at this time and certain changes in estimates could occur as the site conditions, final project timing, design elements, actual soil conditions and other aspects of the projects, which may depend upon municipal and other approvals beyond the control of the Company, are determined.

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

11.    Fair Value Measurements and Disclosures

Assets and Liabilities Reported at Fair Value

The only assets we record at fair value on our consolidated financial statements are the marketable securities related to our Deferred Compensation Plan. The following table sets forth the fair value of our marketable securities as of September 30, 2018 and December 31, 2017:

	Fair Value (Level 1) (1)
	September 30, 2018	December 31, 2017
Description	(in thousands)
Marketable securities (2)	$23,353	$20,674
________________________

(1)	Based on quoted prices in active markets for identical securities.

(2)	The marketable securities are held in a limited rabbi trust.

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

The following table sets forth the net gain on marketable securities recorded during the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Description	(in thousands)		(in thousands)
Net gain on marketable securities	$271	$536	$289	$1,719

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our other financial instruments as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
	(in thousands)
Liabilities
Secured debt, net	$336,866	$331,313	$340,800	$346,858
Unsecured debt, net	2,207,049	2,173,366	2,006,263	2,077,199
Unsecured line of credit	330,000	330,221	—	—
________________________

(1)	Fair value calculated using Level II inputs, which are based on model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

12.    Other Significant Events

During the nine months ended September 30, 2018, we recognized $6.7 million of provision for bad debts. The provision for bad debts is primarily due to a $7.0 million increase in the provision for one tenant recognized during the second quarter of 2018.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.    Net Income Available to Common Stockholders Per Share of the Company

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted per-share computations for net income available to common stockholders for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except share and per share amounts)
Numerator:
Net income attributable to Kilroy Realty Corporation	$34,400	$71,110	$98,195	$136,083
Total preferred dividends	—	(4,552)	—	(13,363)
Allocation to participating securities (1)	(507)	(501)	(1,492)	(1,460)
Numerator for basic and diluted net income available to common stockholders	$33,893	$66,057	$96,703	$121,260
Denominator:
Basic weighted average vested shares outstanding	100,676,778	98,352,139	99,711,312	98,008,780
Effect of dilutive securities	551,556	559,473	497,333	582,268
Diluted weighted average vested shares and common share equivalents outstanding	101,228,334	98,911,612	100,208,645	98,591,048
Basic earnings per share:
Net income available to common stockholders per share	$0.34	$0.67	$0.97	$1.24
Diluted earnings per share:
Net income available to common stockholders per share	$0.33	$0.67	$0.97	$1.23
________________________

(1)	Participating securities include nonvested shares, certain time-based RSUs and vested market measure-based RSUs.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common shares, including stock options, RSUs, shares issuable under forward equity sale agreements and other securities are considered in our diluted earnings per share calculation for the three and nine months ended September 30, 2018 and 2017. Certain market measure-based RSUs are not included in dilutive securities for the three and nine months ended September 30, 2018 and 2017, as not all performance metrics had been met by the end of the applicable reporting periods.

See Note 9 “Share-Based Compensation” for additional information regarding share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.    Net Income Available to Common Unitholders Per Unit of the Operating Partnership

The following table reconciles the numerator and denominator in computing the Operating Partnership’s basic and diluted per-unit computations for net income available to common unitholders for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except unit and per unit amounts)
Numerator:
Net income attributable to Kilroy Realty, L.P.	$34,993	$72,402	$99,901	$138,427
Total preferred distributions	—	(4,552)	—	(13,363)
Allocation to participating securities (1)	(507)	(501)	(1,492)	(1,460)
Numerator for basic and diluted net income available to common unitholders	$34,486	$67,349	$98,409	$123,604
Denominator:
Basic weighted average vested units outstanding	102,721,806	100,429,332	101,773,540	100,160,595
Effect of dilutive securities	551,556	559,473	497,333	582,268
Diluted weighted average vested units and common unit equivalents outstanding	103,273,362	100,988,805	102,270,873	100,742,863
Basic earnings per unit:
Net income available to common unitholders per unit	$0.34	$0.67	$0.97	$1.23
Diluted earnings per unit:
Net income available to common unitholders per unit	$0.33	$0.67	$0.96	$1.23
________________________

(1)	Participating securities include nonvested shares, certain time-based RSUs and vested market measure-based RSUs.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common units, including stock options, RSUs, shares issuable under forward equity sale agreements and other securities are considered in our diluted earnings per share calculation for the three and nine months ended September 30, 2018 and 2017. Certain market measure-based RSUs are not included in dilutive securities for the three and nine months ended September 30, 2018 and 2017, as not all performance metrics had been met by the end of the applicable reporting periods.

See Note 9 “Share-Based Compensation” for additional information regarding share-based compensation.

15.    Supplemental Cash Flow Information of the Company

Supplemental cash flow information is included as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $46,761 and $31,880 as of September 30, 2018 and 2017, respectively	$32,175	$46,878
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development properties	$142,133	$104,409
Assumption of accrued liabilities in connection with acquisitions (Note 2)	$40,624	$—
Tenant improvements funded directly by tenants	$7,211	$10,361
NON-CASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders	$47,411	$43,324
Exchange of common units of the Operating Partnership into shares of the Company’s common stock	$1,962	$10,939

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30,
	2018	2017
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$57,649	$193,418
Restricted cash at beginning of period	9,149	56,711
Cash and cash equivalents and restricted cash at beginning of period	$66,798	$250,129

Cash and cash equivalents at end of period	$86,517	$64,954
Restricted cash at end of period	—	179,276
Cash and cash equivalents and restricted cash at end of period	$86,517	$244,230

16.    Supplemental Cash Flow Information of the Operating Partnership:

Supplemental cash flow information is included as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $46,761 and $31,880 as of September 30, 2018 and 2017, respectively	$32,175	$46,878
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development properties	$142,133	$104,409
Assumption of accrued liabilities in connection with acquisitions (Note 2)	$40,624	$—
Tenant improvements funded directly by tenants	$7,211	$10,361
NON-CASH FINANCING TRANSACTIONS:
Accrual of distributions payable to common unitholders	$47,411	$43,324

The following is a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30,
	2018	2017
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$57,649	$193,418
Restricted cash at beginning of period	9,149	56,711
Cash and cash equivalents and restricted cash at beginning of period	$66,798	$250,129

Cash and cash equivalents at end of period	$86,517	$64,954
Restricted cash at end of period	—	179,276
Cash and cash equivalents and restricted cash at end of period	$86,517	$244,230

17.    Subsequent Events

On October 17, 2018, aggregate dividends, distributions and dividend equivalents of $47.4 million were paid to common stockholders, common unitholders and RSU holders of record on September 28, 2018.

On October 22, 2018, the Operating Partnership issued $200.0 million principal amount of its 4.35% Senior Notes, Series B, due October 18, 2026 pursuant to the Note Purchase Agreement, the proceeds of which were used to repay a portion of the outstanding balance on our unsecured revolving credit facility. As of the date of this report, the outstanding balance on our unsecured revolving credit facility was approximately $165.0 million.

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

Overview and Background

We are a self-administered REIT active in premier office and mixed-use submarkets along the West Coast. We own, develop, acquire and manage real estate assets, consisting primarily of Class A properties in the coastal regions of Greater Los Angeles, Orange County, San Diego County, the San Francisco Bay Area and Greater Seattle, which we believe have strategic advantages and strong barriers to entry. We own our interests in all of our properties through the Operating Partnership and the Finance Partnership and generally conduct substantially all of our operations through the Operating Partnership. We owned an approximate 98.0%, 97.9%, and 97.9% general partnership interest in the Operating Partnership as of September 30, 2018, December 31, 2017 and September 30, 2017. All of our properties are held in fee except for the thirteen office buildings that are held subject to long-term ground leases for the land.

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

In-Process Development Projects - Tenant Improvement

During the nine months ended September 30, 2018, the following two development projects were moved from the under construction phase to the tenant improvement phase:

•
100 Hooper, SOMA, San Francisco, California, which we acquired in July 2015 and commenced construction on in November 2016. This project encompasses approximately 312,000 square feet of office and approximately 88,000 square feet of production, distribution and repair (“PDR”) space configured in two buildings with a total estimated investment of approximately $270.0 million. The office portion of the project is 100% pre-leased to Adobe Systems Inc. and the PDR space is 38% leased as of the date of this report. We commenced revenue recognition on the lease with Adobe Systems Inc. on October 1, 2018 and cash rents will commence in the first quarter of 2019 through the second quarter of 2020. The project is currently expected to be stabilized in the second quarter of 2019.

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

In-Process Development Projects - Under Construction

As of September 30, 2018, we had three projects in our in-process development pipeline that were under construction.

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

•
333 Dexter, South Lake Union, Washington, which we acquired in February 2015 and commenced construction on in June 2017. This project encompasses approximately 650,000 square feet of office space at a total estimated investment of $380.0 million. Construction is currently in progress and the cold shell is currently estimated to be ready for tenant improvements in the second half of 2019.

•
One Paseo - Phases I & II (Retail and Residential), Del Mar Heights, San Diego, California, which we acquired in November 2007 and commenced construction on in December 2016. Phases I & II of this mixed-use project includes site work and related infrastructure for the entire project, as well as 608 residential units and approximately 96,000 square feet of retail space. The total estimated investment for these phases of the project is approximately $465.0 million. The project is expected to be stabilized in phases beginning in the first quarter of 2019 for the retail space through the third quarter of 2020 for the residential units. As of the date of this report, the retail space of the project was 82% leased.

Future Development Pipeline

As of September 30, 2018, our future development pipeline included seven future projects located in the San Francisco Bay Area, Greater Los Angeles and San Diego County with an aggregate cost basis of approximately $868.7 million at which we believe we could develop from 5.5 million rentable square feet to 6.5 million rentable square feet for a total estimated investment of $5.0 billion to $6.0 billion, depending on successfully obtaining entitlements and market conditions.

The following table sets forth information about our future development pipeline.

Future Development Pipeline (1)	Location	Approx. Developable Square Feet / Resi Units (1)	Total Costs as of 9/30/2018 ($ in millions)(2)

Greater Los Angeles
Academy on Vine - Phase II (Residential)	Hollywood	200 Resi Units	$41.9
San Diego County
One Paseo - Phase III (Office)	Del Mar	285,000	72.8
2100 Kettner	Little Italy	175,000	24.6
9455 Towne Centre Drive	University Towne Center	150,000	15.7
Santa Fe Summit – Phases II and III	56 Corridor	600,000	79.9
San Francisco Bay Area
Kilroy Oyster Point	South San Francisco	2,500,000	386.2
Flower Mart	SOMA	TBD	247.6
TOTAL:			$868.7
________________________

(1)
The developable square feet and scope of projects could change materially from estimated data provided due to one or more of the following: any significant changes in the economy, market conditions, our markets, tenant requirements and demands, construction costs, new supply, regulatory and entitlement processes or project design.

(2)	Represents cash paid and costs incurred, including accrued liabilities in accordance with GAAP, as of September 30, 2018.

Fluctuations in our development activities could cause fluctuations in the average development asset balances qualifying for interest and other carrying cost and internal cost capitalization in future periods. During the three and nine months ended September 30, 2018, we capitalized interest on in-process development projects and development pipeline projects with an average aggregate cost basis of approximately $1.8 billion and $1.5 billion, respectively, as it was determined these projects qualified for interest and other carrying cost capitalization under GAAP. During the three and nine months ended September 30, 2017, we capitalized interest on in-process development projects and future development pipeline projects with an average aggregate cost basis of approximately $1.0 billion, as it was determined these projects qualified for interest and other carrying cost capitalization under GAAP. For the three and nine months ended September 30, 2018, we capitalized $19.2 million and $48.5 million, respectively, of interest to our qualifying development projects. For the three and nine months ended September 30, 2017, we capitalized $12.2 million and $33.1 million, respectively, of interest to our qualifying development projects. For the three and nine months ended September 30, 2018, we capitalized $5.3 million and $18.6 million, respectively, of internal costs to our qualifying development projects. For the three and nine months ended September 30, 2017, we capitalized $4.9 million and $15.7 million, respectively, of internal costs to our qualifying development projects.

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

Acquisitions. During the nine months ended September 30, 2018, we acquired three office buildings in South San Francisco, California for a purchase price of $111.0 million. In addition, we separately acquired a 39-acre development site adjacent to these office buildings for a cash purchase price of approximately $308.2 million from an unrelated seller.

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

In connection with our growth strategy, we often have one or more potential acquisitions of properties and/or undeveloped land under consideration that are in varying stages of negotiation and due diligence review, or under contract, at any point in time. However, we cannot provide assurance that we will enter into any agreements to acquire those properties or undeveloped land or, if we do, that those will be completed. In addition, acquisitions are subject to various risks and uncertainties and we may be unable to complete an acquisition after making a nonrefundable deposit or incurring acquisition-related costs. As of September 30, 2018, we had nonrefundable deposits of $15.0 million related to the future acquisition of an operating property with a purchase price of $146.0 million that is currently expected to close in December 2018.

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

As of September 30, 2018, there was approximately $24.3 million of total unrecognized compensation cost related to outstanding nonvested shares of restricted common stock and RSUs issued under share-based compensation arrangements. Those costs are expected to be recognized over a weighted-average period of 1.8 years. The $24.3 million of unrecognized compensation cost is subject to fluctuation based on the ultimate outcome of performance measures for awards that are still in the performance period and also does not reflect the future compensation cost for any potential share-based awards that may be issued subsequent to September 30, 2018. Share-based compensation expense for potential future awards could be affected by our operating and development performance, financial results, stock price, performance against applicable performance-based vesting goals, market conditions and other factors.

Information on Leases Commenced and Executed

Leasing Activity and Changes in Rental Rates. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following tables set forth certain information regarding leasing activity for our stabilized portfolio during the three and nine months ended September 30, 2018.

For Leases Commenced

	1st & 2nd Generation (1)(2)					2nd Generation (1)(2)
	Number of Leases (3)		Rentable Square Feet (3)		Retention Rates (4)	TI/LC per Sq. Ft. (5)	TI/LC Per Sq. Ft. / Year	Changes in Rents (6)(7)	Changes in Cash Rents (8)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Three Months Ended September 30, 2018	14	9	231,514	154,549	33.0%	$39.31	$6.94	(2.8)%	(13.6)%	68
Nine Months Ended September 30, 2018	57	40	630,883	846,490	48.9%	$47.65	$7.15	20.7%	7.0%	80

For Leases Executed (9)

	1st & 2nd Generation (1)(2)				2nd Generation (1)(2)
	Number of Leases (3)		Rentable Square Feet (3)		TI/LC per Sq. Ft. (5)	TI/LC Per Sq. Ft. / Year	Changes in Rents (6)(7)	Changes in Cash Rents (8)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Three Months Ended September 30, 2018	20	9	180,408	154,549	$61.54	$7.94	35.2%	16.0%	93
Nine Months Ended September 30, 2018 (10)	65	40	1,104,906	846,490	$53.72	$6.65	30.6%	11.0%	97
________________________

(1)	Includes 100% of consolidated property partnerships.

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

(7)
Excludes commenced and executed leases of approximately 49,557 and 28,205 rentable square feet, respectively, for the three months ended September 30, 2018, and 179,177 and 189,847 rentable square feet, respectively, for the nine months ended September 30, 2018, for which the space was vacant longer than one year or being leased for the first time. Space vacant for more than one year is excluded from our change in rents calculations to provide a more meaningful market comparison.

(8)
Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. Excludes leases for which the space was vacant longer than one year or vacant when the property was acquired.

(9)
For the three months ended September 30, 2018, 15 leases totaling 155,396 rentable square feet were signed but not commenced as of September 30, 2018. For the nine months ended September 30, 2018, 35 leases totaling 783,649 rentable square feet were signed but not commenced as of September 30, 2018.

(10)	Excludes a 110,000 square foot lease executed at a property located San Francisco that the Company expects to acquire by the end of 2018.

As of September 30, 2018, we believe that the weighted average cash rental rates for our total stabilized portfolio are approximately 19% below the current average market rental rates. Individual properties within any particular submarket presently may be leased either above, below, or at the current market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our portfolio.

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

Lease Expirations (1)

Year of Lease Expiration	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (2)(3)	% of Total Annualized Base Rent (2)	Annualized Base Rent per Sq. Ft. (2)
				(in thousands)
Remainder of 2018 (4)	22	296,036	2.4%	$11,868	2.1%	$40.09
2019 (4)	105	1,460,791	11.5%	60,539	10.6%	$41.44
2020	106	1,597,639	12.6%	65,828	11.4%	$41.20
2021	91	921,638	7.2%	39,862	7.0%	$43.25
2022	62	771,631	6.1%	31,713	5.5%	$41.10
2023	75	1,290,842	10.2%	67,023	11.7%	$51.92
Total	461	6,338,577	50.0%	$276,833	48.3%	$43.67

Year (4)	Region	# of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (2)(3)	% of Total Annualized Base Rent (2)	Annualized Rent per Sq. Ft. (2)
2018	Greater Los Angeles	11	59,298	0.5%	$2,263	0.4%	$38.16
	Orange County	—	—	—%	—	—%	$—
	San Diego	3	102,189	0.8%	3,874	0.7%	$37.91
	San Francisco Bay Area	4	76,849	0.6%	4,103	0.7%	$53.39
	Greater Seattle	4	57,700	0.5%	1,628	0.3%	$28.21
	Total	22	296,036	2.4%	$11,868	2.1%	$40.09

2019	Greater Los Angeles	50	305,503	2.4%	$10,679	1.9%	$34.96
	Orange County	6	77,875	0.6%	3,235	0.6%	$41.54
	San Diego	15	199,286	1.6%	7,293	1.3%	$36.60
	San Francisco Bay Area	18	683,090	5.4%	32,840	5.7%	$48.08
	Greater Seattle	16	195,037	1.5%	6,492	1.1%	$33.29
	Total	105	1,460,791	11.5%	$60,539	10.6%	$41.44
________________________

(1)
For leases that have been renewed early with existing tenants, the expiration date and annualized base rent information presented takes into consideration the renewed lease terms. Excludes leases not commenced as of September 30, 2018, space leased under month-to-month leases, storage leases, vacant space and future lease renewal options not executed as of September 30, 2018.

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

(3)	Includes 100% of annualized base rent of consolidated property partnerships.

(4)	Adjusting for leases executed as of September 30, 2018 but not yet commenced, the remaining 2018 and 2019 expirations would be reduced by 93,993 square feet and 598,491 square feet, respectively.

In addition to the 0.9 million rentable square feet, or 6.5%, of currently available space in our stabilized portfolio, leases representing approximately 2.4% and 11.5% of the occupied square footage of our stabilized portfolio are scheduled to expire during the remainder of 2018 and in 2019, respectively. The leases scheduled to expire during the remainder of 2018 and in 2019 represent approximately 1.8 million rentable square feet or 12.7% of our total annualized base rental revenue. Individual properties within any particular submarket presently may be leased either above, below, or at the current quoted market rates within that submarket. Our ability to re-lease available space depends upon both general market conditions and the market conditions in the specific regions in which individual properties are located.

For the approximately 0.3 million rentable square feet or 2.1% of our total annualized base rental revenue scheduled to expire during the remainder of 2018, we believe that the weighted average cash rental rates are approximately 5% below market.

For the approximately 1.5 million rentable square feet or 10.6% of our total annualized base rental revenue scheduled to expire in 2019 we believe that the weighted average cash rental rates are overall approximately 20% below current average market rental rates, primarily due to our Los Angeles and San Francisco submarkets where we currently believe these expiring leases are approximately 20% below market and 35% below market, respectively.

Stabilized Portfolio Information

As of September 30, 2018, our stabilized portfolio was comprised of 104 office properties encompassing an aggregate of approximately 13.9 million rentable square feet and 200 residential units at our residential tower in Hollywood, California. Our stabilized portfolio includes all of our properties with the exception of development and redevelopment properties currently committed for construction, under construction, or in the tenant improvement phase, undeveloped land and real estate assets held for sale. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We define properties in the tenant improvement phase as properties that we are developing or redeveloping where the project has reached cold shell condition and is ready for tenant improvements, which may require additional major base building construction before being placed in service. Projects in the tenant improvement phase are added to our stabilized portfolio once the project reaches the earlier of 95% occupancy or one year from the date of the cessation of major base building construction activities. Costs capitalized to construction in progress for development and redevelopment properties are transferred to land and improvements, buildings and improvements, and deferred leasing costs on our consolidated balance sheets as the historical cost of the property as the projects are placed in service.

We did not have any redevelopment or held for sale properties at September 30, 2018. Our stabilized portfolio also excludes our future development pipeline, which as of September 30, 2018 was comprised of seven potential development sites, representing approximately 80 gross acres of undeveloped land on which we believe we have the potential to develop from 5.5 million rentable square feet to 6.5 million rentable square feet, depending upon economic conditions.

As of September 30, 2018, the following properties were excluded from our stabilized portfolio:

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

The following table reconciles the changes in the rentable square feet in our stabilized office portfolio of operating properties from September 30, 2017 to September 30, 2018:

	Number of Buildings	Rentable Square Feet
Total as of September 30, 2017	101	13,720,598
Acquisitions	3	145,530
Remeasurement	—	25,365
Total as of September 30, 2018 (1)	104	13,891,493
________________________

(1)	Includes four properties owned by consolidated property partnerships.

Occupancy Information

The following table sets forth certain information regarding our stabilized portfolio:

Region	Number of Buildings	Rentable Square Feet	Occupancy at (1)
			9/30/2018	6/30/2018	12/31/2017
Greater Los Angeles	36	4,181,805	94.7%	94.3%	93.3%
Orange County	1	271,556	89.6%	89.6%	86.6%
San Diego County	21	2,054,693	92.6%	98.5%	97.4%
San Francisco Bay Area	34	5,317,300	93.8%	93.8%	96.1%
Greater Seattle	12	2,066,139	91.5%	90.4%	95.4%
Total Stabilized Portfolio	104	13,891,493	93.5%	94.0%	95.2%

	Average Occupancy
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stabilized Portfolio(1)	92.9%	93.9%	94.1%	94.1%
Same Store Portfolio(2)	92.9%	94.3%	94.2%	94.8%
Residential Portfolio(3)	83.1%	76.3%	83.3%	68.2%
________________________

(1)	Occupancy percentages reported are based on our stabilized office portfolio as of the end of the period presented.

(2)
Occupancy percentages reported are based on office properties owned and stabilized as of January 1, 2017 and still owned and stabilized as of September 30, 2018 and exclude our residential tower. See discussion under “Results of Operations” for additional information.

(3)	Our residential portfolio consists of our 200-unit residential tower located in Hollywood, California.

Significant Tenants

The following table sets forth information about our fifteen largest tenants based upon annualized base rental revenues, as defined below, as of September 30, 2018.

Tenant Name	Region	Annualized Base Rental Revenue(1)(2)	Rentable Square Feet	Percentage of Total Annualized Base Rental Revenue(2)	Percentage of Total Rentable Square Feet
Adobe Systems, Inc. (3)	San Francisco Bay Area / Greater Seattle	$28,625	412,302	5.0%	3.0%
LinkedIn Corporation	San Francisco Bay Area	28,344	663,239	5.0%	4.8%
salesforce.com, inc.	San Francisco Bay Area	23,449	444,273	4.1%	3.2%
DIRECTV, LLC	Greater Los Angeles	23,152	684,411	4.0%	4.9%
Box, Inc.	San Francisco Bay Area	22,441	371,792	3.9%	2.7%
Riot Games, Inc.	Greater Los Angeles	15,514	251,509	2.7%	1.8%
Synopsys, Inc.	San Francisco Bay Area	15,492	340,913	2.7%	2.5%
Dropbox, Inc.	San Francisco Bay Area	13,960	264,888	2.4%	1.9%
Viacom International, Inc.	Greater Los Angeles	13,718	211,343	2.4%	1.5%
AppDynamics, Inc.	San Francisco Bay Area	10,792	147,288	1.9%	1.1%
Concur Technologies	Greater Seattle	10,643	288,322	1.9%	2.1%
Capital One, N.A.	San Francisco Bay Area	9,170	117,993	1.6%	0.8%
AMN Healthcare, Inc.	San Diego County	9,001	176,075	1.6%	1.3%
Stanford University School of Medicine	San Francisco Bay Area	8,461	128,688	1.5%	0.9%
Neurocrine Biosciences, Inc.	San Diego County	7,246	161,093	1.3%	1.2%

Total Top Fifteen Tenants		$240,008	4,664,129	42.0%	33.7%

________________________

(1)	Includes 100% of annualized base rental revenues of consolidated property partnerships.

(2)
Annualized base rental revenue includes the impact of straight-lining rent escalations and the amortization of free rent periods and excludes the impact of the following: amortization of deferred revenue related tenant-funded tenant improvements, amortization of above/below market rents, amortization for lease incentives due under existing leases, and expense reimbursement revenue. Excludes month-to-month leases and vacant space as of September 30, 2018.

(3)	Includes annualized base rental revenues from the lease at 100 Hooper, which commenced in October 2018.

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

Management further evaluates Net Operating Income by evaluating the performance from the following property groups:

•
Same Store Properties – includes the consolidated results of all of the properties that were owned and included in our stabilized portfolio for two comparable reporting periods, i.e., owned and included in our stabilized portfolio as of January 1, 2017 and still owned and included in the stabilized portfolio as of September 30, 2018, including our residential tower in Hollywood, California;

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

The following table sets forth certain information regarding the property groups within our stabilized office portfolio as of September 30, 2018:

Group	# of Buildings	Rentable Square Feet
Same Store Properties	98	13,380,604
Stabilized Development Properties	3	365,359
Acquisition Properties	3	145,530
Total Stabilized Office Portfolio	104	13,891,493

Comparison of the Three Months Ended September 30, 2018 to the Three Months Ended September 30, 2017

The following table summarizes our Net Operating Income, as defined, for our total portfolio for the three months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2018	2017
	($ in thousands)
Reconciliation of Net Income Available to Common Stockholders to Net Operating Income, as defined:
Net Income Available to Common Stockholders	$34,400	$66,558	$(32,158)	(48.3)%
Preferred dividends	—	808	(808)	(100.0)%
Original issuance costs of redeemed preferred stock and preferred units	—	3,744	(3,744)	(100.0)%
Net income attributable to Kilroy Realty Corporation	$34,400	$71,110	$(36,710)	(51.6)%
Net income attributable to noncontrolling common units of the Operating Partnership	691	1,394	(703)	(50.4)%
Net income attributable to noncontrolling interests in consolidated property partnerships	3,219	2,984	235	7.9%
Net income	$38,310	$75,488	$(37,178)	(49.3)%
Unallocated expense (income):
General and administrative expenses	19,277	14,514	4,763	32.8%
Depreciation and amortization	62,700	62,567	133	0.2%
Interest income and other net investment gain/loss	(342)	(1,526)	1,184	(77.6)%
Interest expense	11,075	16,151	(5,076)	(31.4)%
Net gain on sale of land	—	(449)	449	(100.0)%
Gains on sales of depreciable operating properties	—	(37,250)	37,250	(100.0)%
Net Operating Income, as defined	$131,020	$129,495	$1,525	1.2%

The following tables summarize our Net Operating Income, as defined, for our total portfolio for the three months ended September 30, 2018 and 2017.

	Three Months Ended September 30,
	2018					2017
	Same Store	Stabilized Develop-ment	Acquisi-tion Properties	Disposi-tions & Other	Total	Same Store	Stabilized Develop-ment	Acquisi-tion Properties	Disposi-tions & Other	Total
	(in thousands)
Operating revenues:
Rental income	$154,024	$6,603	$1,661	$—	$162,288	$150,661	$5,354	$—	$3,939	$159,954
Tenant reimbursements	21,185	242	327	—	21,754	19,211	—	—	454	19,665
Other property income	2,515	5	—	—	2,520	1,693	—	—	222	1,915
Total	177,724	6,850	1,988	—	186,562	171,565	5,354	—	4,615	181,534
Property and related expenses:
Property expenses	33,502	1,354	136	171	35,163	31,148	1,106	—	816	33,070
Real estate taxes	16,892	133	309	128	17,462	14,983	731	—	657	16,371
Provision for bad debts	107	1,239	—	(8)	1,338	1,020	—	—	16	1,036
Ground leases	1,579	—	—	—	1,579	1,562	—	—	—	1,562
Total	52,080	2,726	445	291	55,542	48,713	1,837	—	1,489	52,039
Net Operating Income, as defined	$125,644	$4,124	$1,543	$(291)	$131,020	$122,852	$3,517	$—	$3,126	$129,495

	Three Months Ended September 30, 2018 as compared to the Three Months Ended September 30, 2017
	Same Store		Stabilized Development		Acquisition Properties		Dispositions & Other		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income	$3,363	2.2%	$1,249	23.3%	$1,661	100.0%	$(3,939)	(100.0)%	$2,334	1.5%
Tenant reimbursements	1,974	10.3%	242	—%	327	100.0%	(454)	(100.0)%	2,089	10.6%
Other property income	822	48.6%	5	100.0%	—	—%	(222)	(100.0)%	605	31.6%
Total	6,159	3.6%	1,496	27.9%	1,988	100.0%	(4,615)	(100.0)%	5,028	2.8%
Property and related expenses:
Property expenses	2,354	7.6%	248	22.4%	136	100.0%	(645)	(79.0)%	2,093	6.3%
Real estate taxes	1,909	12.7%	(598)	(81.8)%	309	100.0%	(529)	(80.5)%	1,091	6.7%
Provision for bad debts	(913)	(89.5)%	1,239	100.0%	—	—%	(24)	(150.0)%	302	29.2%
Ground leases	17	1.1%	—	—%	—	—%	—	—%	17	1.1%
Total	3,367	6.9%	889	48.4%	445	100.0%	(1,198)	(80.5)%	3,503	6.7%
Net Operating Income, as defined	$2,792	2.3%	$607	17.3%	$1,543	100.0%	$(3,417)	(109.3)%	$1,525	1.2%

Net Operating Income increased $1.5 million, or 1.2%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 resulting from:

•	An increase of $2.8 million attributable to the Same Store Properties driven by the following activity:

•	An increase in rental income of $3.4 million primarily due to:

•	$4.9 million increase from new leases and renewals at higher rates across all regions; partially offset by

•
$1.4 million decrease primarily due to an early lease termination for one tenant in San Diego County and lease expirations for two tenants at two properties in the Greater Seattle and San Francisco Bay Area;

•	An increase in tenant reimbursements of $2.0 million primarily due to higher operating expenses and real estate taxes at a number of properties across the portfolio;

•
An increase in other property income of $0.8 million primarily due to higher early termination fee income from two tenants at two properties in the San Francisco Bay Area and Greater Seattle in 2018; partially offset by

•	An increase in property and related expenses of $3.4 million primarily due to the following:

•
$2.4 million increase in property expenses primarily due to an increase in reimbursable expenses such as contract services, security, janitorial, insurance, repairs and maintenance, including a $0.4 million increase in non-recurring expenses;

•	$1.9 million increase in real estate taxes primarily due to the following:

•	$0.6 million of higher real estate taxes in 2018 due to regular annual property tax increases;

•
One property’s 2017 real estate taxes being lower in 2017 by $2.5 million as a result of improvements determined to be non-assessable, partially offset by $1.2 million of higher supplemental tax adjustments made in 2017;

•
$0.9 million decrease in the provision for bad debts primarily due to a $0.4 million decrease in the provision for one tenant due to the assignment of its lease to a credit tenant and an overall net decrease in the provision based on our evaluation of outstanding receivables at the end of each period;

•	An increase in Net Operating Income of $0.6 million attributable to the Stabilized Development Properties primarily due to the following:

•	$1.2 million increase in rental income resulting from full occupancy in 2018 compared to partial occupancy in 2017;

•	$0.6 million decrease in real estate taxes primarily due to a reversal of real estate taxes in 2018 resulting from favorable timing of supplemental tax assessments; offset by

•	$1.2 million increase in the provision for bad debts primarily due to a provision recorded for one tenant;

•	An increase in Net Operating Income of $1.5 million attributable to the Acquisition Properties; and

•	A decrease in Net Operating Income of $3.4 million attributable to the Dispositions and Other Properties.

Other Expenses and Income

General and Administrative Expenses

General and administrative expenses increased by approximately $4.8 million, or 32.8%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to the following:

•	An increase of approximately $1.9 million resulting from higher professional service costs primarily related to legal costs incurred in connection with a previously disclosed litigation matter; and

•	An increase of approximately $2.9 million due to higher stock compensation amortization as well as higher compensation and office expenses primarily related to the growth of the Company.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts/premiums and deferred financing cost amortization, and capitalized interest, including capitalized debt discounts/premiums and deferred financing cost amortization for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017	Dollar Change	Percentage Change
	(in thousands)
Gross interest expense	$30,231	$28,331	$1,900	6.7%
Capitalized interest and deferred financing costs	(19,156)	(12,180)	(6,976)	57.3%
Interest expense	$11,075	$16,151	$(5,076)	(31.4)%

Gross interest expense, before the effect of capitalized interest and deferred financing costs, increased $1.9 million, or 6.7%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 due to an increase in our weighted average debt balance for the three months ended September 30, 2018.

Capitalized interest and deferred financing costs increased $7.0 million, or 57.3%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to an increase in the average development asset balances qualifying for interest capitalization during the three months ended September 30, 2018. During the three months ended September 30, 2018 and 2017, we capitalized interest on in-process development projects and future development pipeline projects with an average aggregate cost basis of approximately $1.8 billion and $1.0 billion, respectively.

Net Income Attributable to Noncontrolling Interests in Consolidated Property Partnerships

Net income attributable to noncontrolling interests in consolidated property partnerships remained generally consistent for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The amounts reported for the three months ended September 30, 2018 and 2017 are comprised of the noncontrolling interests’ share of net income for 100 First Street Member, LLC (“100 First LLC”), 303 Second Street Member (“303 Second LLC”) and Redwood City Partners, LLC (“Redwood LLC”).

Comparison of the Nine Months Ended September 30, 2018 to the Nine Months Ended September 30, 2017

The following table summarizes our Net Operating Income, as defined, for our total portfolio for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2018	2017
	($ in thousands)
Reconciliation of Net Income Available to Common Stockholders to Net Operating Income, as defined:
Net Income Available to Common Stockholders	$98,195	$122,720	$(24,525)	(20.0)%
Preferred dividends	—	5,774	(5,774)	(100.0)%
Original issuance costs of redeemed preferred stock and preferred units	—	7,589	(7,589)	(100.0)%
Net income attributable to Kilroy Realty Corporation	$98,195	$136,083	$(37,888)	(27.8)%
Net income attributable to noncontrolling common units of the Operating Partnership	2,008	2,633	(625)	(23.7)%
Net income attributable to noncontrolling interests in consolidated property partnerships	10,833	9,359	1,474	15.7%
Net income	$111,036	$148,075	$(37,039)	(25.0)%
Unallocated expense (income):
General and administrative expenses	56,599	43,750	12,849	29.4%
Depreciation and amortization	189,421	185,737	3,684	2.0%
Interest income and other net investment gains	(1,147)	(3,629)	2,482	(68.4)%
Interest expense	37,285	51,476	(14,191)	(27.6)%
Net gain on sale of land	—	(449)	449	(100.0)%
Gains on sales of depreciable operating properties	—	(39,507)	39,507	(100.0)%
Net Operating Income, as defined	$393,194	$385,453	$7,741	2.0%

The following tables summarize our Net Operating Income, as defined, for our total portfolio for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30,
	2018					2017
	Same Store	Stabilized Develop-ment	Acquisi-tion Properties	Dispositi-ons & Other	Total	Same Store	Stabilized Develop-ment	Acquisi-tion Properties	Dispositi-ons & Other	Total
	(in thousands)
Operating revenues:
Rental income	$465,886	$19,291	$4,497	$—	$489,674	$448,457	$15,255	$—	$11,815	$475,527
Tenant reimbursements	59,313	323	911	(76)	60,471	56,794	—	—	1,434	58,228
Other property income	6,303	4	—	4	6,311	6,390	9	—	1,286	7,685
Total	531,502	19,618	5,408	(72)	556,456	511,641	15,264	—	14,535	541,440
Property and related expenses:
Property expenses	95,114	3,653	387	247	99,401	92,003	2,971	—	2,641	97,615
Real estate taxes	49,486	1,586	751	598	52,421	46,919	2,126	—	1,833	50,878
Provision for bad debts	5,458	1,239	—	17	6,714	2,651	—	—	92	2,743
Ground leases	4,726	—	—	—	4,726	4,751	—	—	—	4,751
Total	154,784	6,478	1,138	862	163,262	146,324	5,097	—	4,566	155,987
Net Operating Income, as defined	$376,718	$13,140	$4,270	$(934)	$393,194	$365,317	$10,167	$—	$9,969	$385,453

	Nine Months Ended September 30, 2018 as compared to the Nine Months Ended September 30, 2017
	Same Store		Stabilized Development		Acquisition Properties		Dispositions & Other		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income	$17,429	3.9%	$4,036	26.5%	$4,497	100.0%	$(11,815)	(100.0)%	$14,147	3.0%
Tenant reimbursements	2,519	4.4%	323	100.0%	911	100.0%	(1,510)	(105.3)%	2,243	3.9%
Other property income	(87)	(1.4)%	(5)	(55.6)%	—	—%	(1,282)	(99.7)%	(1,374)	(17.9)%
Total	19,861	3.9%	4,354	28.5%	5,408	100.0%	(14,607)	(100.5)%	15,016	2.8%
Property and related expenses:
Property expenses	3,111	3.4%	682	23.0%	387	100.0%	(2,394)	(90.6)%	1,786	1.8%
Real estate taxes	2,567	5.5%	(540)	(25.4)%	751	100.0%	(1,235)	(67.4)%	1,543	3.0%
Provision for bad debts	2,807	105.9%	1,239	100.0%	—	—%	(75)	(81.5)%	3,971	144.8%
Ground leases	(25)	(0.5)%	—	—%	—	—%	—	—%	(25)	(0.5)%
Total	8,460	5.8%	1,381	27.1%	1,138	100.0%	(3,704)	(81.1)%	7,275	4.7%
Net Operating Income, as defined	$11,401	3.1%	$2,973	29.2%	$4,270	100.0%	$(10,903)	(109.4)%	$7,741	2.0%

Net Operating Income increased $7.7 million, or 2.0%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 primarily resulting from:

•	An increase of $11.4 million attributable to the Same Store Properties primarily resulting from:

•	An increase in rental income of $17.4 million primarily due to the following:

•	$17.2 million increase due to new leases and renewals at higher rates across all regions;

•	$0.6 million increase due to an increase in occupancy primarily related to three properties, each in different submarkets; partially offset by

•	$0.4 million decrease in parking income primarily due to lower occupancy at one property;

•
An increase in tenant reimbursements of $2.5 million primarily due to $3.0 million of higher operating expenses and $0.3 million of higher reimbursable real estate taxes offset by a $0.8 million decrease due to lower occupancy, partially offset by

•	An increase in property and related expenses of $8.5 million primarily due to the following:

•
$3.1 million increase in property expenses primarily due to an increase in certain recurring reimbursable operating costs related to security, parking, janitorial, contract services, insurance, repairs and maintenance, and various other reimbursable expenses;

•	$2.6 million increase in real estate taxes primarily comprised of:

◦	$1.6 million of regular annual property tax increases in 2018;

◦	$2.2 million due to real estate taxes in 2017 being lower at one property as a result of tenant improvements determined to be non-assessable in 2017; partially offset by

◦	$1.4 million of lower real estate taxes in 2018 due to supplemental property tax adjustments in 2017 at five properties; and

•
$2.8 million increase in the provision for bad debts primarily due to a $7.0 million increase in the provision for one tenant (see further discussion below), partially offset by a $1.4 million reversal of a straight line rent reserve for one tenant resulting from the assignment of its lease to a credit tenant and a net $2.8 million decrease in the provision based on our evaluation of outstanding receivables at the end of each period;

•	An increase of $3.0 million attributable to the Stabilized Development Properties primarily due to the following:

•	$4.0 million increase in rental income and a $0.3 million increase in tenant reimbursements resulting from full occupancy in 2018 compared to partial occupancy in 2017;

•	$0.5 million decrease in real estate taxes primarily due to adjustments in 2018 resulting from favorable timing of supplemental tax assessments; offset by

•	$0.7 million increase in property expenses resulting from full occupancy in 2018 compared to partial occupancy in 2017; and

•	$1.2 million increase in the provision for bad debts due to a provision recorded for one tenant;

•	An increase of $4.3 million attributable to the Acquisition Properties; partially offset by

•	A decrease of $10.9 million attributable to the Dispositions & Other Properties.

As noted above and previously disclosed, during the nine months ended September 30, 2018, we recorded a $7.0 million increase in the provision for bad debts related to one tenant based on our discussions with this tenant and consistent with our accounting policies.  As of September 30, 2018, our lease with this tenant represented approximately 1% of our total annualized base rental revenues. We cannot provide any assurance that any of this tenant’s lease or other obligations payable to us will not be reduced or, possibly, extinguished as a result of future discussions with this tenant or that our evaluation of other factors (including future increases in current tenant receivables and deferred rent receivables) will not result in us recording a further incremental provision for bad debts with respect to this tenant in the future.

Other Expenses and Income

General and Administrative Expenses

General and administrative expenses increased $12.8 million, or 29.4%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to the following:

•	An increase of approximately $5.2 million resulting from higher professional service costs primarily related to legal costs incurred in connection with a previously disclosed litigation matter; and

•	An increase of approximately $7.6 million due to higher stock compensation amortization as well as higher compensation and office expenses related to the growth of the Company.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts/premiums and deferred financing cost amortization, and capitalized interest, including capitalized debt discounts/premiums and deferred financing cost amortization for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017	Dollar Change	Percentage Change
	(in thousands)
Gross interest expense	$85,834	$84,577	$1,257	1.5%
Capitalized interest and deferred financing costs	(48,549)	(33,101)	(15,448)	46.7%
Interest expense	$37,285	$51,476	$(14,191)	(27.6)%

Gross interest expense, before the effect of capitalized interest and deferred financing costs, increased $1.3 million or 1.5% for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 due to an increase in our weighted average debt balance for the nine months ended September 30, 2018.

Capitalized interest and deferred financing costs increased $15.4 million or 46.7%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to an increase in the average development asset balances qualifying for interest capitalization for the nine months ended September 30, 2018. During the nine months ended September 30, 2018 and 2017, we capitalized interest on in-process development projects and future development pipeline projects with an average aggregate cost basis of approximately $1.5 billion and $1.0 billion, respectively.

Net Income Attributable to Noncontrolling Interests in Consolidated Property Partnerships

Net income attributable to noncontrolling interests in consolidated property partnerships increased $1.5 million or 15.7% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 due to the inclusion of interest expense in 2017 for a mortgage note secured by one of the properties held by the property partnerships that was repaid in the fourth quarter of 2017. The amounts reported for the nine months ended September 30, 2018 and 2017 are comprised of the noncontrolling interests’ share of net income for 100 First LLC, 303 Second LLC and Redwood LLC.

Liquidity and Capital Resources of the Company

In this “Liquidity and Capital Resources of the Company” section, the term the “Company” refers only to Kilroy Realty Corporation on an unconsolidated basis and excludes the Operating Partnership and all other subsidiaries.

The Company’s business is operated primarily through the Operating Partnership. Distributions from the Operating Partnership are the Company’s primary source of capital. The Company believes the Operating Partnership’s sources of working capital, specifically its cash flow from operations and borrowings available under its unsecured revolving credit facility and funds from its capital recycling program, including strategic ventures, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its common stockholders for the next twelve months. Cash flows from operating activities generated by the Operating Partnership for the nine months ended September 30, 2018 were sufficient to cover the Company’s payment of cash dividends to its stockholders. However, there can be no assurance that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distributions to the Company. The unavailability of capital could adversely affect the Operating Partnership’s ability to make distributions to the Company, which would in turn, adversely affect the Company’s ability to pay cash dividends to its stockholders.

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

On September 5, 2018, the Board of Directors declared a regular quarterly cash dividend of $0.455 per share of common stock. The regular quarterly cash dividend is payable to stockholders of record on September 28, 2018 and a corresponding cash distribution of $0.455 per Operating Partnership units is payable to holders of the Operating Partnership’s common limited partnership interests of record on September 28, 2018, including those owned by the Company. The total cash quarterly dividends and distributions paid on October 17, 2018 were $46.8 million.

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

Capitalization

As of September 30, 2018, our total debt as a percentage of total market capitalization was 28.2%, which was calculated based on the closing price per share of the Company’s common stock of $71.69 on September 30, 2018 as shown in the following table:

	Shares/Units at September 30, 2018	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
	($ in thousands)
Debt: (1) (2)
Unsecured Line of Credit		$330,000	3.2%
Unsecured Term Loan Facility		150,000	1.5%
Unsecured Senior Notes due 2020		250,000	2.4%
Unsecured Senior Notes due 2023		300,000	2.9%
Unsecured Senior Notes due 2024		425,000	4.2%
Unsecured Senior Notes due 2025		400,000	3.9%
Unsecured Senior Notes Series A due 2026		50,000	0.5%
Unsecured Senior Notes due 2029		400,000	3.9%
Unsecured Senior Notes Series A & B due 2027 & 2029		250,000	2.4%
Secured debt		336,725	3.3%
Total debt		$2,891,725	28.2%
Equity and Noncontrolling Interest in the Operating Partnership: (3)
Common limited partnership units outstanding (4)	2,025,287	$145,193	1.4%
Common shares outstanding (3) (5)	100,746,988	7,222,552	70.4%
Total equity and noncontrolling interest in the Operating Partnership		$7,367,745	71.8%
Total Market Capitalization		$10,259,470	100.0%
________________________

(1)
In May, the Company completed a private placement of $200.0 million of eight-year, 4.35% unsecured senior notes with a delayed draw option. The table above does not reflect any amounts pertaining to these notes since there were no amounts drawn or outstanding as of September 30, 2018. In October, the Company drew the full amount of these notes, the proceeds of which were used to repay a portion of the outstanding balance on our unsecured line of credit. As of the date of this report, $165.0 million was outstanding on our unsecured line of credit.

(2)
Represents gross aggregate principal amount due at maturity before the effect of the following at September 30, 2018: $13.3 million of unamortized deferred financing costs on the unsecured term loan facility, unsecured senior notes, and secured debt, $5.7 million of unamortized discounts for the unsecured senior notes and $1.2 million of unamortized premiums for the secured debt.

(3)	Value based on closing price per share of our common stock of $71.69 as of September 30, 2018.

(4)	Includes common units of the Operating Partnership not owned by the Company; does not include noncontrolling interests in consolidated property partnerships.

(5)
In August, the Company completed a public offering of 5,000,000 shares of common stock priced at $72.10 per share structured as a 12-month forward sale. Shares of common stock outstanding do not include any amounts related to this public offering as the Company has not sold any shares under the forward structure as of the date of this report.

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

Liquidity Sources

Unsecured Revolving Credit Facility and Term Loan Facility

The following table summarizes the balance and terms of our unsecured revolving credit facility as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(in thousands)
Outstanding borrowings	$330,000	$—
Remaining borrowing capacity	420,000	750,000
Total borrowing capacity (1)	$750,000	$750,000
Interest rate (2)	3.23%	2.56%
Facility fee-annual rate (3)	0.200%
Maturity date	July 2022
________________________

(1)
We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $600.0 million under an accordion feature under the terms of the unsecured revolving credit facility and unsecured term loan facility.

(2)	Our unsecured revolving credit facility interest rate was calculated based on an annual rate of LIBOR plus 1.000% as of September 30, 2018 and December 31, 2017.

(3)
Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of September 30, 2018 and December 31, 2017, $5.0 million and $6.0 million of unamortized deferred financing costs, respectively, which are included in prepaid expenses and other assets, net on our consolidated balance sheets, remained to be amortized through the maturity date of our unsecured revolving credit facility.

We intend to borrow under the unsecured revolving credit facility as necessary for general corporate purposes, to finance development and redevelopment expenditures, to fund potential acquisitions and to potentially repay long-term debt.

In the first quarter of 2018, we borrowed the full $150.0 million borrowing capacity of our unsecured term loan facility. In connection with the funding of the outstanding borrowings, we transferred $30.0 million of outstanding borrowings under the unsecured revolving credit facility to the balance of our unsecured term loan facility. As a result, only $120.0 million of cash proceeds were received from the funding of the unsecured term loan facility. The following table summarizes the balance and terms of our unsecured term loan facility as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(in thousands)
Outstanding borrowings	$150,000	$—
Remaining borrowing capacity	—	150,000
Total borrowing capacity (1)	$150,000	$150,000
Interest rate (2)	3.23%	2.66%
Undrawn facility fee-annual rate (3)	0.200%
Maturity date	July 2022
________________________

(1)
As of September 30, 2018 and December 31, 2017, $1.0 million and $1.2 million of unamortized deferred financing costs, respectively, remained to be amortized through the maturity date of our unsecured term loan facility.

(2)	Our unsecured term loan facility interest rate was calculated based on an annual rate of LIBOR plus 1.100% as of September 30, 2018 and December 31, 2017.

(3)	Prior to borrowing the full capacity of our unsecured term loan facility, the undrawn facility fee was calculated based on any unused borrowing capacity and was paid on a quarterly basis.

Unsecured Senior Notes - Private Placement

On May 11, 2018, the Operating Partnership entered into a Note Purchase Agreement (the “Note Purchase Agreement”), in connection with the issuance and sale of $50.0 million principal amount of the Operating Partnership’s 4.30% Senior Notes, Series A, due July 18, 2026 (the “Series A Notes”), and $200.0 million principal amount of the Operating Partnership’s 4.35% Senior Notes, Series B, due October 18, 2026 (the “Series B Notes” and, together with the Series A Notes, the “Series A and B Notes”), pursuant to a private placement. The Company drew the full amount of the Series A Notes on July 18, 2018. As of September 30, 2018, there were no amounts issued or outstanding under the Series B Notes. On October 22, 2018, the Company drew the full amount of the Series B Notes, the proceeds of which were used to repay a portion of the outstanding balance on our unsecured revolving credit facility. The Series A and B Notes mature on their respective due dates, unless earlier redeemed or prepaid pursuant to the terms of the Note Purchase Agreement. Interest on the Series A and B Notes is payable semi-annually in arrears on April 18 and October 18 of each year beginning April 18, 2019.

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

We currently anticipate that, for the remainder of 2018, we could raise approximately $375.0 million of additional capital through our dispositions program. However, any potential future disposition transactions and the timing of any potential future capital recycling transactions will depend on market conditions and other factors, including but not limited to our capital needs and our ability to defer some or all of the taxable gains on the sales. In addition, we cannot assure you that we will dispose of any additional properties, or that we will be able to identify and complete the acquisitions of suitable replacement properties to effect Section 1031 Exchanges to defer some or all of the taxable gains related to our capital recycling program.

Forward Equity Offering

On August 8, 2018, the Company entered into forward equity sale agreements with certain financial institutions acting as forward purchasers in connection with an offering of 5,000,000 common shares at an initial gross offering price of $360.5 million, or $72.10 per share, before underwriting discounts, commissions and offering expenses. The forward purchasers borrowed and sold an aggregate of 5,000,000 shares in the offering. The Company did not receive any proceeds from the sale of its common shares by the forward purchasers in the offering. The Company currently expects to fully physically settle the forward sale agreements and receive cash proceeds upon one or more settlement dates, at the Company’s discretion, prior to the final settlement date under the forward sale agreements of August 1, 2019. The forward sale price that we expect to receive upon physical settlement of the agreements will be subject to adjustment for (i) the forward purchasers’ stock borrowing costs and (ii) scheduled dividends during the term of the agreements. The full amount of this offering remains available for future settlement as of the date of this filing.

At-The-Market Stock Offering Program

During the nine months ended September 30, 2018, the Company completed its then existing at-the-market stock offering program (the “2014 At-The-Market Program”) and commenced a new at-the-market stock offering program (the “2018 At-The-Market Program”) under which we may offer and sell shares of our common stock with an aggregate gross sales price of up to $500.0 million. Under the 2018 At-The-Market-Program, the Company may sell shares under forward equity sale agreements (see “Note 6. Stockholders’ Equity of the Company” to our consolidated financial statements included in this report for additional information). During the nine months ended September 30, 2018, under the 2014 At-The-Market Program, we sold 1,369,729 shares of common stock and completed the program. Since commencement of our 2018 At-The-Market Program, as of September 30, 2018, we sold 447,466 shares of common stock, none of which were sold under forward equity sale agreements. Approximately $466.2 million remains available to be sold under this program.

The following table sets forth information regarding sales of common stock under our at-the-market offering programs for the nine months ended September 30, 2018:

Nine Months Ended September 30, 2018
(in millions, except share and per share data)
Shares of common stock sold during the period	1,817,195
Weighted average price per common share	$73.64
Aggregate gross proceeds	$133.8
Aggregate net proceeds after selling commissions	$132.1

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

Unsecured and Secured Debt

The aggregate principal amount of the unsecured debt and secured debt of the Operating Partnership outstanding as of September 30, 2018 was as follows:

Aggregate Principal Amount Outstanding (1)
(in thousands)
Unsecured Line of Credit	$330,000
Unsecured Term Loan Facility	150,000
Unsecured Senior Notes due 2020	250,000
Unsecured Senior Notes due 2023	300,000
Unsecured Senior Notes due 2024	425,000
Unsecured Senior Notes due 2025	400,000
Unsecured Senior Notes Series A due 2026	50,000
Unsecured Senior Notes due 2029	400,000
Unsecured Senior Notes Series A & B due 2027 & 2029	250,000
Secured Debt	336,725
Total Unsecured and Secured Debt	$2,891,725
Less: Unamortized Net Discounts and Deferred Financing Costs (2)	(17,810)
Total Debt, Net	$2,873,915
________________________

(1)
In May, the Company completed a private placement of $200.0 million of eight-year, 4.35% unsecured senior notes with a delayed draw option. The table above does not reflect any amounts pertaining to these notes since there were no amounts drawn or outstanding as of September 30, 2018. In October, the Company drew the full amount of these notes, the proceeds of which were used to repay a portion of the outstanding balance on our unsecured line of credit. As of the date of this report, $165.0 million was outstanding on our unsecured line of credit.

(2)
Includes $13.3 million of unamortized deferred financing costs of unamortized deferred financing costs on the unsecured term loan facility, unsecured senior notes, and secured debt, $5.7 million of unamortized discounts for the unsecured senior notes and $1.2 million of unamortized premiums for the secured debt. Excludes unamortized deferred financing costs on the unsecured revolving credit facility.

Debt Composition

The composition of the Operating Partnership’s aggregate debt balances between secured and unsecured and fixed-rate and variable-rate debt as of September 30, 2018 and December 31, 2017 was as follows:

	Percentage of Total Debt (1) (2)		Weighted Average Interest Rate(1) (2)
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Secured vs. unsecured:
Unsecured (3)	88.4%	85.6%	4.0%	4.2%
Secured	11.6%	14.4%	4.4%	4.4%
Variable-rate vs. fixed-rate:
Variable-rate	16.6%	—%	3.2%	—%
Fixed-rate (3)	83.4%	100.0%	4.2%	4.2%
Stated rate (3)			4.1%	4.2%
GAAP effective rate (4)			4.0%	4.2%
GAAP effective rate including debt issuance costs			4.2%	4.4%
________________________

(1)	As of the end of the period presented.

(2)
In May, the Company completed a private placement of $200.0 million of eight-year, 4.35% unsecured senior notes with a delayed draw option. The table above does not reflect any amounts pertaining to these notes since there were no amounts drawn or outstanding as of September 30, 2018. In October, the Company drew the full amount of these notes, the proceeds of which were used to repay a portion of the outstanding balance on our unsecured line of credit. As of the date of this report, $165.0 million was outstanding on our unsecured line of credit.

(3)	Excludes the impact of the amortization of any debt discounts/premiums and deferred financing costs.

(4)	Includes the impact of the amortization of any debt discounts/premiums, excluding deferred financing costs.

Liquidity Uses

Contractual Obligations

Refer to our 2017 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside of the ordinary course of business, to these contractual obligations during the nine months ended September 30, 2018.

Other Liquidity Uses

Development

As of September 30, 2018, we had three development projects under construction.  These projects have a total estimated investment of approximately $1.1 billion of which we have incurred approximately $563.8 million and committed an additional $424.0 million as of September 30, 2018, of which $323.0 million is expected to be spent through the end of 2019. In addition, as of September 30, 2018, we had two development projects in the tenant improvement phase. These projects have a total estimated investment of approximately $840.0 million of which we have incurred approximately $692.6 million and committed an additional $172.0 million as of September 30, 2018, of which $125.0 million is expected to be spent through the end of 2019. Furthermore, we currently believe we may spend up to $50.0 million on potential future development pipeline projects that we expect we may commence construction on throughout the remainder of 2018.  Ultimate timing of these expenditures may fluctuate given construction progress and leasing status of the projects.  We expect that any material additional development activities will be funded with borrowings under the unsecured revolving credit facility, the public or private issuance of debt or equity securities, the disposition of assets under our capital recycling program, or strategic venture opportunities.

Future Acquisitions

As discussed in the section “Factors That May Influence Future Results of Operations - Acquisitions,” we continue to evaluate strategic opportunities and remain a disciplined buyer of development and redevelopment opportunities as well as value-add operating properties, dependent on market conditions and business cycles, among other factors.  We continue to focus on growth opportunities in West Coast markets populated by knowledge and creative based tenants in a variety of industries, including technology, media, healthcare, life sciences, entertainment and professional services.  Any material acquisitions will be funded with borrowings under the unsecured revolving credit facility, the public or private issuance of debt or equity securities, the disposition of assets under our capital recycling program, the formation of strategic ventures or through the assumption of existing debt. As of September 30, 2018, we had $15.0 million of acquisition deposits that are nonrefundable related to the future acquisition of an operating property with a purchase price of $146.0 million that is currently expected to close in December 2018. We cannot provide assurance that we will enter into any agreements to acquire properties, or undeveloped land, or that the potential acquisitions contemplated by any agreements we may enter into in the future will be completed.

Debt Maturities

We believe our conservative leverage and staggered debt maturities provide us with financial flexibility and enhance our ability to obtain additional sources of liquidity if necessary, and, therefore, we believe we are well-positioned to refinance or repay maturing debt and to pursue our strategy of seeking attractive acquisition opportunities, which we may finance, as necessary, with future public and private issuances of debt and equity securities. However, we can provide no assurance that we will have access to the public or private debt or equity markets in the future on favorable terms or at all. Our next debt maturity with a balance of $74.9 million at September 30, 2018 occurs in June 2019.

Share Repurchases

On February 23, 2016, the Company’s Board of Directors approved a 4,000,000 share increase to the Company’s existing share repurchase program bringing the total current repurchase authorization to 4,988,025 shares. As of September 30, 2018, 4,935,826 shares remain eligible for repurchase under the Company’s share repurchase program. Under this program, repurchases may be made in open market transactions at prevailing prices or through privately negotiated transactions. We may elect to repurchase shares of our common stock under this program in the future depending upon various factors, including market conditions, the trading price of our common stock and our other uses of capital. This program does not have a termination date, and repurchases may be discontinued at any time. We intend to fund repurchases, if any, primarily with the proceeds from property dispositions.

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

Debt Covenants

The unsecured revolving credit facility, unsecured term loan facility, unsecured term loan, unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key existing financial covenants and their covenant levels include:

Unsecured Credit and Term Loan Facility and Private Placement Notes (as defined in the applicable Credit Agreements): (1)	Covenant Level	Actual Performance as of September 30, 2018
Total debt to total asset value	less than 60%	28%
Fixed charge coverage ratio	greater than 1.5x	3.7x
Unsecured debt ratio	greater than 1.67x	3.18x
Unencumbered asset pool debt service coverage	greater than 1.75x	5.02x

Unsecured Senior Notes due 2020, 2023, 2024, 2025 and 2029 (as defined in the applicable Indentures):
Total debt to total asset value	less than 60%	34%
Interest coverage	greater than 1.5x	9.2x
Secured debt to total asset value	less than 40%	4%
Unencumbered asset pool value to unsecured debt	greater than 150%	300%
________________________

(1)
In May, the Company completed a private placement of $200.0 million of eight-year, 4.35% unsecured senior notes with a delayed draw option. The table above does not reflect any amounts pertaining to these notes since there were no amounts drawn or outstanding as of September 30, 2018. In October, the Company drew the full amount of these notes, the proceeds of which were used to repay a portion of the outstanding balance on our unsecured line of credit. As of the date of this report, $165.0 million was outstanding on our unsecured line of credit.

The Operating Partnership was in compliance with all of its debt covenants as of September 30, 2018. Our current expectation is that the Operating Partnership will continue to meet the requirements of its debt covenants in both the short and long term. However, in the event of an economic slowdown or continued volatility in the credit markets, there is no certainty that the Operating Partnership will be able to continue to satisfy all of the covenant requirements.

Consolidated Historical Cash Flow Summary

The following summary discussion of our consolidated historical cash flow is based on the consolidated statements of cash flows in Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow for the periods presented below. Changes in our cash flow include changes in cash and cash equivalents and restricted cash. Our historical cash flow activity for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 is as follows:

	Nine Months Ended September 30,
	2018	2017	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$317,215	$276,542	$40,673	14.7%
Net cash used in investing activities	(805,400)	(180,712)	(624,688)	345.7%
Net cash provided by (used in) financing activities	507,904	(101,729)	609,633	599.3%

Operating Activities

Our cash flows from operating activities depends on numerous factors including the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, the level of operating expenses, the impact of property acquisitions, completed development projects and related financing activities, and other general and administrative costs. Our net cash provided by operating activities increased by $40.7 million, or 14.7%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily as a result of an increase in cash Net Operating Income generated from our Same Store, Acquisition and Stabilized Development Portfolios. See additional information under the caption “—Results of Operations”).

Investing Activities

Our cash flows from investing activities is generally used to fund development and operating property acquisitions, expenditures for development projects, and recurring and nonrecurring capital expenditures for our operating properties, net of proceeds received from dispositions of real estate assets. Our net cash used in investing activities increased by $624.7 million or 345.7% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to development and operating property acquisitions totaling $422.3 million completed during the nine months ended September 30, 2018 compared to no acquisition activity during the nine months ended September 30, 2017, as well as an increase in spending on development projects and operating property leasing and capital expenditures during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. In addition, cash flows from investing activities was impacted by the timing of asset dispositions under our capital recycling program. The Company did not have any disposition transactions during the nine months ended September 30, 2018 compared to proceeds received from dispositions of $182.5 million during the nine months ended September 30, 2017.

Financing Activities

Our cash flows from financing activities is principally impacted by our capital raising activities, net of dividends and distributions paid to common and preferred security holders. During the nine months ended September 30, 2018, we had net cash provided by financing activities of $507.9 million compared to net cash used in financing activities of $101.7 million during the nine months ended September 30, 2017, primarily due to increased borrowings on our unsecured revolving credit facility during the nine months ended September 30, 2018 in order to fund acquisitions and development expenditures. In 2017 the Company had lower borrowings on our unsecured revolving credit facility due to increased capital recycling during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2018. Further, during the nine months ended September 30, 2017, we used $200.0 million of cash to redeem the Company’s Series G and H Preferred stock and paid a special dividend resulting in increased dividend payments of $165.4 million during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2018.

Off-Balance Sheet Arrangements

As of September 30, 2018 and as of the date this report was filed, we did not have any off-balance sheet transactions, arrangements or obligations, including contingent obligations.

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

The following table presents our FFO for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Net income available to common stockholders	$34,400	$66,558	$98,195	$122,720
Adjustments:
Net income attributable to noncontrolling common units of the Operating Partnership	691	1,394	2,008	2,633
Net income attributable to noncontrolling interests in consolidated property partnerships	3,219	2,984	10,833	9,359
Depreciation and amortization of real estate assets	61,609	61,141	186,242	181,875
Gains on sales of depreciable real estate	—	(37,250)	—	(39,507)
Funds From Operations attributable to noncontrolling interests in consolidated property partnerships	(5,672)	(5,280)	(18,117)	(16,832)
Funds From Operations (1)(2)	$94,247	$89,547	$279,161	$260,248
________________________

(1)	Reported amounts are attributable to common stockholders, common unitholders and restricted stock unitholders.

(2)
FFO available to common stockholders and unitholders includes amortization of deferred revenue related to tenant-funded tenant improvements of $4.8 million and $4.2 million for the three months ended September 30, 2018 and 2017, respectively, and $13.7 million and $12.4 million for the nine months ended September 30, 2018 and 2017, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk we face is interest rate risk. We seek to mitigate this risk by following established risk management policies and procedures. These policies include maintaining prudent amounts of debt, including a greater amount of fixed-rate debt as compared to variable-rate debt in our portfolio, and may include the periodic use of derivative instruments. As of September 30, 2018 and December 31, 2017, we did not have any interest-rate sensitive derivative assets or liabilities. Information about our changes in interest rate risk exposures from December 31, 2017 to September 30, 2018 is incorporated herein by reference from “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Operating Partnership.”

Market Risk

As of September 30, 2018, approximately 16.6% of our total outstanding debt of $2.9 billion (before the effects of debt discounts, premiums and deferred financing costs) was subject to variable interest rates. The remaining 83.4% bore interest at fixed rates. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. In general, interest rate fluctuations applied to our variable-rate debt will impact our future earnings and cash flows. Conversely, interest rate fluctuations applied to our fixed-rate debt will generally not impact our future earnings and cash flows, unless such instruments mature or are otherwise terminated and need to be refinanced. However, interest rate fluctuations will impact the fair value of the fixed-rate debt instruments.

We generally determine the fair value of our secured debt, unsecured revolving credit facility and unsecured term loan facility by performing discounted cash flow analyses using an appropriate market discount rate. We calculate the market rate by obtaining period-end treasury rates for maturities that correspond to the maturities of our fixed-rate debt and then adding an appropriate credit spread based on information obtained from third-party financial institutions. We calculate the market rate of our unsecured revolving credit facility and unsecured term loan facility by obtaining the period-end LIBOR rate and then adding an appropriate credit spread based on information obtained from third-party financial institutions. These credit spreads take into account factors, including but not limited to, our credit profile, the tenure of the debt, amortization period, whether the debt is secured or unsecured, and the loan-to-value ratio of the debt to the collateral. These calculations are significantly affected by the assumptions used, including the discount rate, credit spreads, and estimates of future cash flow. We determine the fair value of each of our publicly traded unsecured senior notes based on their quoted trading price at the end of the reporting period. See Note 11 “Fair Value Measurements and Disclosures” in the consolidated financial statements included in this report for additional information on the fair value of our financial assets and liabilities as of September 30, 2018 and December 31, 2017.

As of September 30, 2018, the total outstanding balance of our variable-rate debt was comprised of borrowings on our unsecured revolving credit facility of $330.0 million and unsecured term loan facility of $150.0 million, which were indexed to LIBOR plus a spread of 1.00% (weighted average interest rate of 3.23%) and LIBOR plus a spread of 1.10% (weighted average interest rate of 3.23%), respectively. At December 31, 2017, there were no outstanding balances on both our $750.0 million unsecured revolving credit facility and our $150.0 million unsecured term loan facility, but both were available for borrowing at the following variable rates: LIBOR plus a spread of 1.00% (weighted average interest rate of 2.56%) and LIBOR plus a spread of 1.10% (weighted average interest rate of 2.66%), respectively. Assuming no changes in the outstanding balance of our existing variable-rate debt as of September 30, 2018, a 100 basis point increase in the LIBOR rate would increase our projected annual interest expense, before the effect of capitalization, by approximately $4.8 million.

The total carrying value of our fixed-rate debt was approximately $2.4 billion and $2.3 billion as of September 30, 2018 and December 31, 2017, respectively. The total estimated fair value of our fixed-rate debt was approximately $2.4 billion as of September 30, 2018 and December 31, 2017. For sensitivity purposes, a 100 basis point increase in the discount rate equates to a decrease in the total fair value of our fixed-rate debt of approximately $127.4 million, or 5.4%, as of September 30, 2018. Comparatively, a 100 basis point increase in the discount rate equates to a decrease in the total fair value of our fixed-rate debt of approximately $145.0 million, or 6.0%, as of December 31, 2017.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2018, the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

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

As required by SEC Rule 13a-15(b), the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2018, the end of the period covered by this report. Based on the foregoing, the Operating Partnership’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes that occurred during the quarter covered by this report in the Operating Partnership’s internal control over financial reporting identified in connection with the evaluation referenced above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We and our properties are subject to routine litigation incidental to our business. These matters are generally covered by insurance. As of September 30, 2018, we are not a defendant in, and our properties are not subject to, any legal proceedings that we believe, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations or cash flows.

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

(a) Recent Sales of Unregistered Securities: None.

(b) Use of Proceeds from Registered Securities: None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

The table below reflects our purchases of common stock during each of the three months in the three-month period ended
September 30, 2018.

Period	Total Number of Shares of Stock Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs
July 1, 2018 - July 31, 2018	39,605	$73.52	—	—
August 1, 2018 - August 31, 2018	—	—	—	—
September 1, 2018 - September 30, 2018	—	—	—	—
Total	39,605	$73.52	—	—
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

101.1
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to the Consolidated Financial Statements (unaudited).(1)

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 25, 2018.

KILROY REALTY CORPORATION

By:	/s/ John Kilroy
John Kilroy President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Tyler H. Rose
Tyler H. Rose Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Heidi R. Roth
Heidi R. Roth Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 25, 2018.

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