Form 10-K
period 2018-12-31
KILROY REALTY CORP; Kilroy Realty, L.P.
filed 2019-02-15
CIK 1025996, 1493976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Kilroy Realty Corporation  Yes  ☐  No  ☒    Kilroy Realty, L. P.  Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting shares of common stock held by non-affiliates of Kilroy Realty Corporation was approximately $7,557,990,980 based on the quoted closing price on the New York Stock Exchange for such shares on June 30, 2018.

There is no public trading market for the common units of limited partnership interest of Kilroy Realty, L.P. As a result, the aggregate market value of the common units of limited partnership interest held by non-affiliates of Kilroy Realty, L.P. cannot be determined.

As of February 8, 2019, 100,964,220 shares of Kilroy Realty Corporation’s common stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Kilroy Realty Corporation’s Proxy Statement with respect to its 2019 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2018 of Kilroy Realty Corporation and Kilroy Realty, L.P. Unless stated otherwise or the context otherwise requires, references to “Kilroy Realty Corporation” or the “Company,” “we,” “our,” and “us” mean Kilroy Realty Corporation, a Maryland corporation, and its controlled and consolidated subsidiaries, and references to “Kilroy Realty, L.P.” or the “Operating Partnership” mean Kilroy Realty, L.P., a Delaware limited partnership, and its controlled and consolidated subsidiaries.

The Company is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of December 31, 2018, the Company owned an approximate 98.0% common general partnership interest in the Operating Partnership. The remaining approximate 2.0% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of the Company. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control and can cause it to enter into certain major transactions including acquisitions, dispositions, and refinancings and cause changes in its line of business, capital structure and distribution policies.

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

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	Item 6. Selected Financial Data – Kilroy Realty Corporation;

•	Item 6. Selected Financial Data – Kilroy Realty, L.P.;

•	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

◦	—Liquidity and Capital Resources of the Company; and

◦	—Liquidity and Capital Resources of the Operating Partnership;

•	consolidated financial statements;

•	the following notes to the consolidated financial statements:

◦	Note 8, Secured and Unsecured Debt of the Company;

◦	Note 9, Secured and Unsecured Debt of the Operating Partnership;

◦	Note 11, Noncontrolling Interests on the Company’s Consolidated Financial Statements;

◦	Note 12, Noncontrolling Interests on the Operating Partnership’s Consolidated Financial Statements;

◦	Note 13, Stockholders’ Equity of the Company;

◦	Note 14, Partners’ Capital of the Operating Partnership;

◦	Note 21, Net Income Available to Common Stockholders Per Share of the Company;

◦	Note 22, Net Income Available to Common Unitholders Per Unit of the Operating Partnership;

◦	Note 23, Supplemental Cash Flow Information of the Company;

◦	Note 24, Supplemental Cash Flow Information of the Operating Partnership;

◦	Note 26, Quarterly Financial Information of the Company (Unaudited); and

◦	Note 27, Quarterly Financial Information of the Operating Partnership (Unaudited).

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

PART I

This document contains certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, among other things, statements or information concerning our plans, objectives, capital resources, portfolio performance, results of operations, projected future occupancy and rental rates, lease expirations, debt maturities, potential investments, strategies such as capital recycling, development and redevelopment activity, projected construction costs, projected construction commencement and completion dates, projected square footage of space that could be constructed on undeveloped land that we own, projected rentable square footage of or number of units in properties under construction or in the development pipeline, anticipated proceeds from capital recycling activity or other dispositions and anticipated dates of those activities or dispositions, projected increases in the value of properties, dispositions, future executive incentive compensation, pending, potential or proposed acquisitions, plans to grow our net operating income and funds from operations, our ability to re-lease properties at or above current market rates, anticipated market conditions, demographics and other forward-looking financial data, as well as the discussion in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations -Factors That May Influence Future Results of Operations.” Forward-looking statements are based on our current expectations, beliefs and assumptions, and are not guarantees of future performance. Forward-looking statements are inherently subject to uncertainties, risks, changes in circumstances, trends and factors that are difficult to predict, many of which are outside of our control. Accordingly, actual performance, results and events may vary materially from those indicated or implied in the forward-looking statements, and you should not rely on the forward-looking statements as predictions of future performance, results or events. All forward-looking statements are based on information that was available and speak only as of the dates on which they were made. We assume no obligation to update any forward-looking statement that becomes untrue because of subsequent events, new information or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws.

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

Our stabilized portfolio of operating properties was comprised of the following properties at December 31, 2018:

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied	Percentage Leased
Stabilized Office Properties	94	13,232,580	482	94.4%	96.6%

	Number of Buildings	Number of Units	2018 Average Occupancy
Stabilized Residential Property	1	200	79.7%

Our stabilized portfolio includes all of our properties with the exception of development and redevelopment properties currently committed for construction, under construction or in the tenant improvement phase, undeveloped land and real estate assets held for sale. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We define properties in the tenant improvement phase as properties that we are developing or redeveloping where the project has reached cold shell condition and is ready for tenant improvements, which may require additional major base building construction before being placed in service. Projects in the tenant improvement phase are added to our stabilized portfolio once the project reaches the earlier of 95% occupancy or one year from the date of the cessation of major base building construction activities. Costs capitalized to construction in progress for development and redevelopment properties are transferred to land and improvements, buildings and improvements, and deferred leasing costs on our consolidated balance sheets at the historical cost of the property as the projects are placed in service.

As of December 31, 2018, the following properties were excluded from our stabilized portfolio. We did not have any redevelopment properties or properties held for sale at December 31, 2018.

	Number of Properties/Projects	Estimated Rentable Square Feet (1) (unaudited)
In-process development projects - tenant improvement (2)	2	1,150,000
In-process development projects - under construction (3)	3	1,290,000
________________________

(1)	Estimated rentable square feet upon completion.

(2)	Includes 88,000 square feet of Production, Distribution, and Repair (“PDR”) space.

(3)	In addition to the estimated office and PDR rentable square feet noted above, development projects under construction also include 96,000 square feet of retail space and 801 residential units.

Our stabilized portfolio also excludes our future development pipeline, which as of December 31, 2018, was comprised of five potential development sites, representing approximately 73 gross acres of undeveloped land.

As of December 31, 2018, all of our properties and development projects were owned and all of our business was conducted in the state of California with the exception of eight office properties and one development project under construction located in the state of Washington. All of our properties and development projects are 100% owned, excluding four office properties owned by three consolidated property partnerships, and one project held in a Variable

Interest Entity (“VIE”) which we consolidated for financial reporting purposes (see Note 2 “Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included in this report). The one project held in a VIE was to facilitate a transaction intended to qualify as a like-kind exchange pursuant to Section 1031 of the Code (“Section 1031 Exchange”) to defer taxable gains on dispositions for federal and state income tax purposes that closed in January 2019. Two of the three property partnerships, 100 First Street Member, LLC (“100 First LLC”) and 303 Second Street Member, LLC (“303 Second LLC”), each owned one office property in San Francisco, California through subsidiary REITs. As of December 31, 2018, the Company owned a 56% common equity interest in both 100 First LLC and 303 Second LLC. The third property partnership, Redwood City Partners, LLC (“Redwood LLC”), owned two office properties in Redwood City, California. As of December 31, 2018, the Company owned an approximate 93% common equity interest in Redwood LLC. The remaining interests in all three property partnerships were owned by unrelated third parties. All three property partnerships are consolidated entities.

We own our interests in all of our real estate assets through the Operating Partnership and the Finance Partnership and generally conduct substantially all of our operations through the Operating Partnership of which we owned a 98.0% common general partnership interest as of December 31, 2018. The remaining 2.0% common limited partnership interest in the Operating Partnership as of December 31, 2018 was owned by non-affiliated investors and certain of our executive officers and directors. Kilroy Realty Finance, Inc., a wholly owned subsidiary of the Company, is the sole general partner of the Finance Partnership and owns a 1.0% common general partnership interest in the Finance Partnership. The Operating Partnership owns the remaining 99.0% common limited partnership interest. With the exception of the Operating Partnership and our consolidated property partnerships, all of our subsidiaries are wholly-owned.

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

The following documents relating to corporate governance are also available free of charge on our website under “Investors —Overview —Corporate Governance” and available in print to any security holder upon request:

•	Corporate Governance Guidelines;

•	Code of Business Conduct and Ethics;

•	Audit Committee Charter;

•	Executive Compensation Committee Charter;

•	Nominating / Corporate Governance Committee Charter; and

•	Corporate Social Responsibility and Sustainability Committee Charter.

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

•
our active development program and our future development pipeline of undeveloped land sites (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors That May Influence Future Results of Operations” for additional information pertaining to the Company’s in-process and future development pipeline);

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

Development and Redevelopment Strategies.    We and our predecessors have developed office properties primarily located in California since 1947. As of December 31, 2018, we had two projects in the tenant improvement phase totaling approximately 1.2 million square feet of office and PDR space and three projects under construction totaling approximately 1.3 million square feet of office space, 801 residential units and 96,000 square feet of retail space. In addition, our future development pipeline was comprised of five potential development sites representing approximately 73 gross acres of undeveloped land on which we believe we have the potential to develop over 5.0 million square feet of office, life science, laboratory and retail space, depending upon economic conditions. Our strategy with respect to development is to:

•	own land sites in highly populated, amenity rich locations that are attractive to a broad array of tenants;

•	be the premier provider of modern and collaborative office and mixed-use projects on the West Coast with a focus on design and environment;

•	maintain a disciplined approach by commencing development when appropriate based on market conditions, focusing on pre-leasing, developing in stages or phasing, and cost control;

•	reinvest capital from dispositions of selective assets into new state-of-the-art development and acquisition opportunities with higher cash flow and rates of return;

•	execute on our development projects under construction and future development pipeline, including expanding entitlements; and

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

Acquisition Strategies.    We believe we are well positioned to acquire opportunistic properties and development and redevelopment opportunities as the result of our extensive experience, strong financial position and ability to access capital. We continue to focus on growth opportunities in West Coast markets populated by knowledge and creative based tenants in a variety of industries, including technology, media, healthcare, life sciences, entertainment and professional services. Against the backdrop of market volatility, we expect to manage a strong balance sheet, execute on our development program and selectively evaluate opportunities that add immediate Net Operating Income to our portfolio or play a strategic role in our future growth and that:

•	provide attractive yields and significant potential for growth in cash flow from property operations;

•	present growth opportunities in our existing or other strategic markets; and

•	demonstrate the potential for improved performance through intensive management, repositioning, capital investment and leasing that should result in increased occupancy and rental revenues.

Financing Strategies.    Our financing policies and objectives are determined by our board of directors. Our goal is to limit our dependence on leverage and maintain a conservative ratio of debt-to-total market capitalization. As of December 31, 2018, our total debt as a percentage of total market capitalization was 31.4%, which was calculated based on the quoted closing price per share of the Company’s common stock of $62.88 on December 31, 2018 (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Company —Capitalization” for additional information). Our financing strategies include:

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

We utilize multiple sources of capital, including borrowings under our unsecured revolving credit facility, unsecured term loan facility, proceeds from the issuance of public or private debt or equity securities and other bank and/or institutional borrowings and our capital recycling program, including strategic venture sources. There can be no assurance that we will be able to obtain capital as needed on terms favorable to us or at all. (See the discussion under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors That May Influence Future Results of Operations” and “Item 1A. Risk Factors.”)

Sustainability Strategies. We make excellence in sustainability a core competence by:

•
managing our properties to offer the maximum degree of utility and operational efficiency to our tenants. We offer tenant sustainability programs focused on helping our tenants reduce their energy and water consumption and increase their recycling diversion rates. Many of our assets are in zones that have been impacted by drought and, as such, face the risk of increased water costs and fines for high consumption. We endeavor to mitigate these risks through comprehensive, proactive water reduction efforts throughout our portfolio, including domestic fixture upgrades, cooling tower optimizations, a comprehensive leak detection program and irrigation systems retrofits. We also incorporate green lease language into 100% of our new leases, including a cost recovery clause for resource-efficiency related capital expenditures in full-service gross leases, which seek to align tenant and landlord interests on energy, water and waste efficiency. Green leases (also known as aligned leases, high performance leases or energy efficient leases) aim to align the financial and energy incentives of building owners and tenants so they can work together to save money, conserve resources and ensure the efficient operation of buildings. We were honored in 2014 to be part of the inaugural class of Green Lease Leaders, the Institute for Market Transformation’s (“IMT’s”) program to encourage green leasing in real estate. In 2016, IMT honored us again with two Green Lease Leaders Team Transaction awards, and we earned an additional Green Lease Leaders Award at the Gold level in 2018. Energy consumption, water consumption, and greenhouse gas (“GHG”) emissions data for the periods indicated based on the most recent available information, assured by DNV GL Business Assurance USA, Inc., are as follows:

Energy consumption:*

Year (1)	Energy Consumption Data Coverage as % of Total Floor Area (2)	Total Energy Consumed by Floor Area with Data Coverage (MWh) (3)	% of Energy Generated From Renewable Sources (4)	Like-for-Like Change in Energy Consumption of Floor Area with Data Coverage (5)	% of Eligible Portfolio that has Obtained an Energy Rating and is Certified to ENERGY STAR (6)
2017	96%	382,688	3%	(1)%	73%
2016	97%	381,295	3%	(2)%	68%
2015	92%	254,518	3%	(5)%	65%

Water consumption:*

Year (1)	Water Withdrawal Data Coverage as a % of Total Floor Area (7)	Total Water Withdrawn by Portfolio (m3) (8)	Like-for-like Change in Water Withdrawn for Floor Area with Data Coverage (5)
2017	98%	898,990	—%
2016	94%	856,290	(2)%
2015	94%	908,822	(11)%

GHG Emissions:*

Year (1)	Scope 1 GHG Data Coverage as a % of Total Floor Area (9)	Scope 1 GHG Emissions (Tonnes CO2) (10)	Like-for-like Change in Scope 1 GHG Emissions Data (5)
2017	100%	4,641	6%
2016	100%	4,059	N/A

Year (1)	Scope 2 GHG Data Coverage as a % of Total Floor Area (11)	Scope 2 GHG Emissions (Tonnes CO2) (12)	Like-for-like Change in Scope 2 GHG Emissions Data (5)
2017	99%	42,947	(10)%
2016	97%	44,145	N/A
________________________

*
Energy consumption, water consumption and GHG emissions data was assured by way of a Type 2, moderate level assurance assessment, using the AA1000AS (2008) assurance standard in connection with the assurance of the content of our sustainability report by DNV GL Business Assurance USA, Inc. GHG emissions reporting follows the World Business Council for Sustainable Development (WBSCD)/World Resources Institute (WRI) Greenhouse Gas Protocol.

(1)	Full 2018 calendar year energy, water and GHG emissions data is not available until after March 30, 2019.

(2)
Percentage based on gross square footage of portfolio floor area with complete energy consumption data coverage as of the end of the applicable year. Floor area is considered to have complete energy consumption data coverage when energy consumption data (i.e., energy types and amounts consumed) is obtained by the Company for all types of energy consumed in the relevant floor area during the fiscal year, regardless of when such data was obtained.

(3)
Energy includes energy purchased from sources external to the Company and its tenants or produced by the Company or its tenants themselves (self-generated) and energy from all sources, including direct fuel usage, purchased electricity, and heating, cooling and steam energy. Total energy consumption based on floor area with complete energy consumption data coverage as of the end of the applicable year.

(4)
Renewable sources include renewable energy the Company directly produced and renewable energy the Company purchased if purchased through a renewable power purchase agreement that explicitly includes renewable energy certificates (“RECs”) or Guarantees of Origin (“GOs”), a Green-e Energy Certified utility or supplier program or other green power products that explicitly include RECs or GOs or for which Green-e Energy Certified RECs are paired with grid electricity. Percentage is based total energy consumption during applicable year.

(5)	Data reported on a like-for-like comparison excludes assets that have been acquired or disposed over the past twenty-four months as of the end of the applicable year.

(6)
Eligible portfolio represents our office and residential properties that have had 50% or greater occupancy for 12 consecutive months at any point during the applicable year. Percentage is based on rentable square footage of our eligible portfolio that has obtained an energy rating and is certified to ENERGY STAR® as of the end of the applicable year.

(7)
Percentage based on gross square footage of portfolio floor area with complete water withdrawal data coverage as of the end of the applicable year. Floor area is considered to have complete water withdrawal data coverage when water withdrawal data (i.e., amounts withdrawn) is obtained by the Company for the relevant floor area during the fiscal year, regardless of when such data was obtained.

(8)
Water sources include surface water (including water from wetlands, rivers, lakes and oceans), groundwater, rainwater collected directly and stored by the Company, wastewater obtained from other entities, municipal water supplies or supply from other water utilities. Total water withdrawal based on floor area with complete water withdrawal data coverage as of the end of the applicable year.

(9)
Percentage based on gross square footage of portfolio floor area with complete Scope 1 GHG emissions data coverage as of the end of the applicable year. Floor area is considered to have complete Scope 1 GHG emissions data coverage when GHG emission data (i.e., amounts emitted) is obtained by the Company for the relevant floor area during the fiscal year, regardless of when such data was obtained.

(10)	Scope 1 emissions represent those produced by onsite natural gas consumption procured by the Company.

(11)
Percentage based on gross square footage of portfolio floor area with complete Scope 2 GHG emissions data coverage as of the end of the applicable year. Floor area is considered to have complete Scope 2 GHG emissions data coverage when GHG emission data is obtained by the Company for the relevant floor area during the fiscal year, regardless of when such data was obtained.

(12)
Scope 2 emissions represent those produced by onsite electricity consumption procured by the Company. The Scope 2 emissions were calculated using a location-based method per the GHG Protocol Scope 2 Guidance.

•
building our current development projects to Leadership in Energy and Environmental Design (“LEED”) specifications. All of our office development projects are now designed to achieve LEED certification, either LEED Platinum or Gold.

•
actively pursuing LEED certification for approximately 1.3 million square feet of office space under construction. In addition, an analysis of energy performance is included in our standard due diligence process for acquisitions, and reducing energy use year over year is a comprehensive goal of our operational strategy. This is accomplished through systematic energy auditing, mechanical, lighting and other building upgrades, optimizing operations and engaging tenants. During the past few years, we have significantly enhanced the sustainability profile of our portfolio, ending 2018 with 63% of our properties LEED certified and 79% of our properties ENERGY STAR certified (in each case as a percentage of our total rentable square feet as of December 31, 2018). During 2018, the Company was recognized for our sustainability efforts with multiple industry leadership awards, including NAREIT’s 2018 Office Leader in the Light Award for the fifth consecutive year, and in 2018 it won NAREIT’s Most Innovative Leader in the Light Award as well. In addition, the Company was recognized with the ENERGY STAR Partner of the Year Sustained Excellence Award for the fifth time. The Company was also recognized by GRESB as the North American sustainability leader in the listed office sector, and we continue to be listed on the Dow Jones Sustainability World Index.

•
identifying climate change as a risk to our business, an opportunity for long-term value creation and a key driver in long-term strategic business decisions. These risks and opportunities include policy, market, technology and reputational concerns and are a focus area for the Board and management.  Climate-related risks and opportunities are governed by the Board through the Corporate Social Responsibility and Sustainability Committee (the “Committee”). In 2018, the Committee endorsed the recommendations of the Task Force on Climate-related Financial Disclosure (TCFD) and tasked management with assessing and reporting against climate related risk for the Company. Recognizing the importance of reducing the Company’s greenhouse gas impact on the environment, we have committed to achieving carbon neutral operations by December 31, 2020. This means that the entirety of our scope 1 and scope 2 emissions will be offset by this date through a combination of energy efficiency measures and both onsite and offsite renewables. This exceeds our carbon reduction goals previously validated by Science-Based Targets. Science-Based Targets is a collaboration between the Carbon Disclosure Project, the United Nations Global Compact, the World Resources Institute and the World Wide Fund for Nature, which independently assesses and approves the carbon reduction goals of companies.

Significant Tenants

As of December 31, 2018, our 15 largest tenants in terms of annualized base rental revenues represented approximately 45.7% of our total annualized base rental revenues, defined as annualized monthly contractual rents from existing tenants as of December 31, 2018. Annualized base rental revenue includes the impact of straight-lining rent escalations and the amortization of free rent periods and excludes the impact of the following: amortization of deferred revenue related tenant-funded tenant improvements, amortization of above/below market rents, amortization for lease incentives due under existing leases and expense reimbursement revenue.

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

Segment and Geographic Financial Information

During 2018 and 2017, we had one reportable segment, our office properties segment. For information about our office property revenues and long-lived assets and other financial information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Results of Operations.”

As of December 31, 2018, all of our properties and development projects were owned and all of our business was conducted in the state of California with the exception of eight office properties and one development project under construction located in the state of Washington. As of December 31, 2018, all of our properties and development projects were 100% owned, excluding four office properties owned by three consolidated property partnerships and a property held in a VIE to facilitate a Section 1031 Exchange that closed in January 2019, which have been consolidated for financial reporting purposes (see Note 2 “Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included in this report for further information).

Employees

As of December 31, 2018, we employed 276 people through the Operating Partnership, Kilroy Services, LLC, and Kilroy Realty TRS, Inc. We believe that relations with our employees are good.

Environmental Regulations and Potential Liabilities

Government Regulations Relating to the Environment.    Many laws and governmental regulations relating to the environment are applicable to our properties, and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently and may adversely affect us.

Existing conditions at some of our properties.    Independent environmental consultants have conducted Phase I or similar environmental site assessments on all of our properties. We generally obtain these assessments prior to the acquisition of a property and may later update them as required for subsequent financing of the property, if a property is slated for disposition, or as requested by a tenant. Consultants are required to perform Phase I assessments to American Society for Testing and Materials standards then-existing for Phase I site assessments and typically include a historical review, a public records review, a visual inspection of the surveyed site, and the issuance of a written report. These assessments do not generally include any soil or groundwater sampling or subsurface investigations; however, if a Phase I does recommend that soil or groundwater samples be taken or other subsurface investigations take place, we generally perform such recommended actions. Depending on the age of the property, the Phase I may have included an assessment of asbestos-containing materials or a separate hazardous materials survey may have been conducted.

For properties where asbestos-containing materials were identified or suspected, an operations and maintenance plan was generally prepared and implemented.

Historical operations at or near some of our properties, including the presence of underground or above ground storage tanks, various sites uses that involved hazardous substances, the landfilling of hazardous substances and solid waste, and migration of contamination from other sites, may have caused soil or groundwater contamination. In some instances, the prior owners of the affected properties conducted remediation of known contamination in the soils on our properties, we are required to conduct further environmental clean-up and environmental closure activities at certain properties, and residual contamination could pose environmental, health, and safety risks if not appropriately addressed. We may need to investigate or remediate contaminated soil, soil gas, landfill gas, and groundwater, and we may also need to conduct landfill closure and post-closure activities, including, for example, the implementation of groundwater and methane monitoring systems and impervious cover, and the costs of such work could exceed projected or budgeted amounts. To protect the health and safety of site occupants and others, we may be required to implement and operate safeguards, including, for example, vapor intrusion mitigation systems and building protection systems to address methane. We may need to modify our methods of construction or face increased construction costs as a result of environmental conditions, and we may face obligations under agreements with governmental authorities with respect to the management of such environmental conditions. If releases from our sites migrate offsite, or if our site redevelopment activities cause or contribute to a migration of hazardous substances, neighbors or others could make claims against us, such as for property damage, personal injury, or cost recovery.

As of December 31, 2018, we had accrued environmental remediation liabilities of approximately $83.2 million recorded on our consolidated balance sheets in connection with certain of our in-process and future development projects. The accrued environmental remediation liabilities represent the costs we estimate we will incur when we perform environmental clean-up and closure activities and commence development at various development acquisition sites. These estimates, which we developed with the assistance of third party experts, consist primarily of the removal of contaminated soil, performing environmental closure activities, constructing remedial systems and other related costs since we are required to dispose of any existing contaminated soil, and sometimes perform other environmental closure or remedial activities, when we develop new buildings at these sites. It is possible that we could incur additional environmental remediation costs in connection with these development projects.  However, potential additional environmental costs cannot be reasonably estimated at this time and certain changes in estimates could occur as the site conditions, final project timing, design elements, actual soil conditions and other aspects of the projects, which may depend upon municipal and other approvals beyond the control of the Company, are determined. See Note 18 “Commitments and Contingencies” to our consolidated financial statements included in this report for additional information.

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

Use of hazardous materials by some of our tenants.    Some of our tenants handle hazardous substances and wastes on our properties as part of their routine operations. Environmental laws and regulations may subject these tenants, and potentially us, to liability resulting from such activities. We generally require our tenants in their leases to comply with these environmental laws and regulations and to indemnify us for any related liabilities. As of December 31, 2018, other than routine cleaning materials, approximately 4-6% of our tenants handled hazardous substances and/or wastes on approximately 1-3% of the aggregate square footage of our properties as part of their routine operations. These tenants are primarily involved in the life sciences business. The hazardous substances and wastes are primarily comprised of diesel fuel for emergency generators and small quantities of lab and light manufacturing chemicals including, but not limited to, alcohol, ammonia, carbon dioxide, cryogenic gases, dichlorophenol, methane, naturalyte acid, nitrogen, nitrous oxide, and oxygen which are routinely used by life science companies. We are not aware of any material noncompliance, liability, or claim relating to hazardous or toxic substances or petroleum products in connection with any of our properties, and management does not believe that on-going activities by our tenants will have a material adverse effect on our operations.

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

Litigation

Lawsuits have been filed in San Francisco County Superior Court in connection with the vertical and differential settlement experienced at the Millennium Tower property located at 301 Mission Street in San Francisco, California, a building not owned by the Company but located in proximity to the Company’s property located at 350 Mission Street.  Among the claims asserted in the complex lawsuits are claims that acts by various entities, including entities affiliated with other neighboring properties, contributed to the settlement that Millennium Tower has experienced. In October 2017, two defendants named in the lawsuits asserted cross-claims for equitable indemnification against certain of the Company’s entities in connection with the development and construction-related activities at our neighboring 350 Mission Street property.  One of those parties has voluntarily dismissed its cross-claims against the Company’s entities. We dispute the allegations and intend to vigorously defend against these claims.

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

All of our properties are located in California and greater Seattle, Washington and we may therefore be susceptible to adverse economic conditions and regulations, as well as natural disasters, in those areas. Because all of our properties are concentrated in California and greater Seattle, we may be exposed to greater economic risks than if we owned a more geographically dispersed portfolio. Further, within California, our properties are concentrated in Greater Los Angeles, Orange County, San Diego County and the San Francisco Bay Area, exposing us to risks associated with those specific areas. We are susceptible to adverse developments in the economic and regulatory environments of California and greater Seattle (such as periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation and other factors), as well as adverse weather conditions and natural disasters that occur in those areas (such as earthquakes, wind, landslides, droughts, fires and other events). For example, many of our assets are in zones that have been impacted by drought and, as such, face the risk of increased water costs and potential fines and/or penalties for high consumption. In addition, California is also regarded as more litigious and more highly regulated and taxed than many other states, which may reduce demand for office space in California.

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

We depend upon significant tenants, and the loss of a significant tenant could adversely affect our financial condition, results of operations, ability to borrow funds and cash flows. As of December 31, 2018, our 15 largest tenants represented approximately 45.7% of total annualized base rental revenues. See further discussion on the composition of our tenants by industry and our largest tenants under “Item 2. Properties —Significant Tenants.”

Our financial condition, results of operations, ability to borrow funds and cash flows would be adversely affected if any of our significant tenants fails to renew its lease(s), renew its lease(s) on terms less favorable to us, or becomes bankrupt or insolvent or otherwise unable to satisfy its lease obligations.

Downturn in tenants’ businesses may reduce our revenues and cash flows. For the year ended December 31, 2018, we derived approximately 98.7% of our revenues from rental income and tenant reimbursements. A tenant may experience a downturn in its business, which may weaken its financial condition and result in its failure to make timely rental payments or result in defaults under our leases. In the event of default by a tenant, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.

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

A large percentage of our tenants operate in a concentrated group of industries and downturns in these industries could adversely affect our financial condition, results of operations and cash flows. As of December 31, 2018, as a percentage of our annualized base rental revenue, 48% of our tenants operated in the technology industry, 14% in the life science and health care industries, 14% in the media industry, 9% in the finance, insurance and real estate industries, 7% in the professional, business and other services industries and 8% in other industries. As we continue our development and potential acquisition activities in markets populated by knowledge and creative based tenants in the technology and media industries, our tenant mix could become more concentrated, further exposing us to risks associated with those industries. For a further discussion of the composition of our tenants by industry, see “Item 2. Properties —Significant Tenants.” An economic downturn in any of these industries, or in any industry in which a significant number of our tenants currently or may in the future operate, could negatively impact the financial condition of such tenants and cause them to fail to make timely rental payments or default on lease obligations, fail to renew their leases or renew their leases on terms less favorable to us, become bankrupt or insolvent, or otherwise become unable to satisfy their obligations to us. As a result, a downturn in an industry in which a significant number of our tenants operate could adversely affect our financial conditions, result of operations and cash flows.

We may be unable to renew leases or re-lease available space. Most of our income is derived from the rent earned from our tenants. We had office space representing approximately 5.6% of the total square footage of our stabilized office properties that was not occupied as of December 31, 2018. In addition, leases representing approximately 11.5% and 11.8% of the leased rentable square footage of our properties are scheduled to expire in 2019 and 2020, respectively. Of the leases scheduled to expire in 2019, 66% of the rentable square footage scheduled to expire was re-leased as of December 31, 2018. Above market rental rates on some of our properties may force us to renew or re-lease expiring leases at rates below current lease rates. We cannot provide any assurance that leases will be renewed, available space will be re-leased or that our rental rates will be equal to or above the current rental rates. If the average rental rates for our properties decrease, existing tenants do not renew their leases, or available space is not re-leased, our financial condition, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders could be adversely affected. For additional information on our scheduled lease expirations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors That May Influence Future Results of Operations.”

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

We may not be able to meet our debt service obligations. As of December 31, 2018, we had approximately $3.0 billion aggregate principal amount of indebtedness, of which $76.3 million in principal payments will be paid during the year ended December 31, 2019. Of this amount, $74.3 million was paid in February 2019 upon repayment of a mortgage note at par. Our total debt at December 31, 2018 represented 31.4% of our total market capitalization (which we define as the aggregate of our long-term debt and the market value of the Company’s common stock and the Operating Partnership’s common units of limited partnership interest, or common units, based on the closing price per share of the Company’s common stock as of that date). For the calculation of our market capitalization and additional information on debt maturities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Company —Capitalization” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Operating Partnership —Liquidity Uses.”

Our ability to make payments on and to refinance our indebtedness and to fund our operations, working capital, and capital expenditures, depends on our ability to generate cash flow in the future. Our cash flow is subject to general economic, industry, financial, competitive, operating, legislative, regulatory, environmental and other factors, many of which are beyond our control.

The instruments and agreements governing some of our outstanding indebtedness (including borrowings under the Operating Partnership’s unsecured revolving credit facility, unsecured term loan facility and note purchase agreements) contain provisions that require us to repurchase for cash or repay that indebtedness under specified circumstances or upon the occurrence of specified events (including upon the acquisition by any person or group of more than a specified percentage of the aggregate voting power of all the Company’s issued and outstanding voting stock, upon certain changes in the composition of a majority of the members of the Company’s Board, if the Company or one of its wholly-owned subsidiaries ceases to be the sole general partner of the Operating Partnership or if the Company ceases to own, directly or indirectly, at least 60% of the voting equity interests in the Operating Partnership), and our future debt agreements and debt securities may contain similar provisions or may require that we repay or repurchase or offer to repurchase for cash the applicable indebtedness under specified circumstances or upon the occurrence of specified changes of control of the Company or the Operating Partnership or other events. We may not have sufficient funds to pay our indebtedness when due (including upon any such required repurchase, repayment or offer to repurchase), and we may not be able to arrange for the financing necessary to make those payments or repurchases on favorable terms or at all. In addition, our ability to make required payments on our indebtedness when due (including upon any such required repurchase, repayment or offer to repurchase) may be limited by the terms of other debt instruments or agreements. Our failure to pay amounts due in respect of any of our indebtedness when due would generally constitute an event of default under the instrument governing that indebtedness, which could permit the holders of that indebtedness to require the immediate repayment of that indebtedness in full and, in the case of secured indebtedness, could allow them to sell the collateral securing that indebtedness and use the proceeds to repay that indebtedness. Moreover, any acceleration of or default in respect of any of our indebtedness could, in turn, constitute an event of default under other debt instruments or agreements, thereby resulting in the acceleration and required repayment of that other indebtedness. Any of these events could materially adversely affect our ability to make payments of principal and interest on our indebtedness when due and could prevent us from making those payments altogether.

We cannot assure you that our business will generate sufficient cash flow from operations or that future sources of cash will be available to us in an amount sufficient to enable us to pay amounts due on our indebtedness or to fund our other liquidity needs, including cash distributions to stockholders necessary to maintain the Company’s REIT qualification. Additionally, if we incur additional indebtedness in connection with future acquisitions or for any other purpose, our debt service obligations could increase.

We may need to refinance all or a portion of our indebtedness on or before maturity. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things:

•our financial condition, results of operations and market conditions at the time; and

•restrictions in the agreements governing our indebtedness.

As a result, we may not be able to refinance our indebtedness on commercially reasonable terms or at all. If we do not generate sufficient cash flow from operations, and additional borrowings or refinancings or proceeds of asset sales or other sources of cash are not available to us, we may not have sufficient cash to enable us to meet all of our obligations. Accordingly, if we cannot service our indebtedness, we may have to take actions such as seeking additional equity financing, delaying capital expenditures, or entering into strategic acquisitions and alliances. Any of these events or circumstances could have a material adverse effect on our financial condition, results of operations, cash flows, the trading price of our securities and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders. In addition, foreclosures could create taxable income without accompanying cash proceeds, which could require us to borrow or sell assets to raise the funds necessary to pay amounts due on our indebtedness and to meet the REIT distribution requirements discussed below, even if such actions are not on favorable terms.

The covenants in the agreements governing the Operating Partnership’s unsecured revolving credit facility, unsecured term loan facility and note purchase agreements may limit our ability to make distributions to the holders of our common stock. The Operating Partnership’s $750.0 million unsecured revolving credit facility, $150.0 million unsecured term loan facility and note purchase agreements contain financial covenants that could limit the amount of distributions payable by us on our common stock and any preferred stock we may issue in the future. We rely on cash distributions we receive from the Operating Partnership to pay distributions on our common stock and any preferred stock we may issue in the future and to satisfy our other cash needs. The agreements governing the unsecured revolving credit facility, the unsecured term loan facility and the note purchase agreements provide that, if the Operating Partnership fails to pay any principal of, or interest on, any borrowings or other amounts payable under such agreement when due or during any other event of default under such revolving credit facility, loan facility and the unsecured private placement notes, the Operating Partnership may make only those partnership distributions that result in distributions to us in an amount sufficient to permit us to make distributions to our stockholders that we reasonably believe are necessary to (a) maintain our qualification as a REIT for federal and state income tax purposes and (b) avoid the payment of federal or state income or excise tax. Any limitation on our ability to make distributions to our stockholders, whether as a result of these provisions in the unsecured revolving credit facility, the unsecured term loan facility, the note purchase agreements or otherwise, could have a material adverse effect on the market value of our common stock.

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

Our business is subject to risks associated with climate change and our sustainability strategies. Climate change could trigger extreme weather and changes in precipitation, temperature, and air quality, all of which may result in physical damage to, or a decrease in demand for, our properties located in the areas affected by these conditions. Should the impact of climate change be severe or occur for lengthy periods of time, our financial condition or results of operations would be adversely affected.

Recognizing the importance of climate change and reducing our greenhouse gas impact on the environment, our sustainability strategies include a commitment to achieving carbon neutral operations by December 31, 2020. This means that the entirety of our scope 1 and scope 2 emissions will be offset by this date through a combination of energy efficiency measures and both onsite and offsite renewables. Scope 1 emissions represent those produced by onsite natural gas consumption procured by us, and Scope 2 emissions represent those produced by onsite electricity consumption procured by us. Our own efforts to reduce our greenhouse gas impact on the environment and/or comply with changes in federal and state laws and regulations on climate change could result in significant capital expenditures to improve the energy efficiency of our existing properties or properties we may acquire. Changes to such law and regulations could also result in increased operating costs at our properties (for example, through increased utility costs). Moreover, if we are unable to achieve carbon neutral operations by our targeted date or comply with laws and regulations on climate change, our reputation among our tenants and investors may be damaged and we may incur fines and/or penalties.

In addition, many of our assets are in zones that have been impacted by drought and, as such, face the risk of increased water costs and potential fines and/or penalties for high consumption.  We endeavor to mitigate these risks through comprehensive, proactive water reduction efforts throughout our portfolio, including domestic fixture upgrades, cooling tower optimizations, a comprehensive leak detection program and irrigation systems retrofits. We also incorporate green lease language into 100% of our new leases, including a cost recover clause for resource-efficiency related capital expenditures in full-service gross leases, which aim to align our and our tenant’s interests on energy, water and waste efficiency.  In addition, we are building our current development projects to LEED specifications, and all of our office development projects are now designed to achieve LEED certification, either LEED Platinum or Gold.  However, there can be no assurances that we will successfully mitigate the risk of increased water costs and potential fines and/or penalties for high consumption or that we will be able to fully recoup any capital expenditures we incur in connection with our green leases.  Moreover, there can be no assurance that our development projects will be able to achieve the anticipated LEED certifications or that any of our sustainability strategies will result in reduced operating costs, higher occupancy or higher rental rates or deter our existing tenants from relocating to properties owned by our competitors.

We are subject to environmental and health and safety laws and regulations, and any costs to comply with, or liabilities arising under, such laws and regulations could be material. As an owner, operator, manager, acquirer and developer of real properties, we are subject to environmental and health and safety laws and regulations. Certain of these laws and regulations impose joint and several liability, without regard to fault, for investigation and clean-up costs on current and former owners and operators of real property and persons who have disposed of or released hazardous substances into the environment. At some of our properties, there are asbestos-containing materials, or tenants routinely handle hazardous substances as part of their operations. In addition, historical operations and conditions, including the presence of underground storage tanks, various site uses that involved hazardous substances, the landfilling of hazardous substances and solid waste, and migration of contamination from other sites, have caused soil or groundwater contamination at or near some of our properties. Although we believe that the prior owners of the affected properties or other persons may have conducted remediation of known contamination at many of these properties, not all such contamination has been remediated, further clean-up or environmental closure activities at certain of these properties is or may be required, and residual contamination could pose environmental, health, and safety risks if not appropriately addressed. We may need to investigate or remediate contaminated soil, soil gas, landfill gas, and groundwater, and we may also need to conduct landfill closure and post-closure activities, including, for example, the implementation of groundwater and methane monitoring systems and impervious cover, and the costs of such work could exceed projected or budgeted amounts. To protect the health and safety of site occupants and others, we may be required to implement and operate safeguards, including, for example, vapor intrusion mitigation systems and building protection systems to address methane. We may need to modify our methods of construction or face increased construction costs as a result of environmental conditions, and we may face obligations under agreements with governmental authorities with respect to the management of such environmental conditions. If releases from our sites migrate offsite, or if our site redevelopment activities cause or contribute to a migration of hazardous substances, neighbors or others could make claims against us, such as for property damage, personal injury, cost recovery, or natural resources damage. As of December 31, 2018, we had accrued environmental remediation liabilities of approximately $83.2 million recorded on our consolidated balance sheets in connection with certain of our in-process and future development projects. The accrued environmental remediation liabilities represent the costs we estimate we will incur when we commence development at various development acquisition sites. These estimates, which we developed with the assistance of third party experts, consist primarily of the removal of contaminated soil, performing environmental closure activities, construction remedial systems, and other related costs since we are required to dispose of any existing contaminated soil, and sometimes perform other environmental closure or remedial activities, when we develop new office properties as these sites. It is possible that we could incur additional environmental remediation costs in connection with future development projects. However, potential additional environmental costs cannot be reasonably estimated at this time and certain changes in estimates could occur as the site conditions, final project timing, design elements, actual soil conditions and other aspects of the projects, which may depend upon municipal and other approvals beyond the control of the Company, are determined. Unknown or unremediated contamination or compliance with existing or new environmental or health and safety laws and regulations could require us to incur costs or liabilities that could be material. See “Item 1. Business —Environmental Regulations and Potential Liabilities” and Note 18 “Commitments and Contingencies” to our consolidated financial statements included in this report.

We may be unable to complete acquisitions and successfully operate acquired properties. We continually evaluate the market of available properties and may continue to acquire office or mixed-use properties and undeveloped land when strategic opportunities exist. Our ability to acquire properties on favorable terms and successfully operate them is subject to various risks, including the following:

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

While we historically have acquired, developed and redeveloped office properties in California markets, over the past few years we have acquired properties in greater Seattle, where we currently have eight properties and one development project under construction, and may in the future acquire, develop or redevelop properties for other uses and expand our business to other geographic regions where we expect the development or acquisition of property to result in favorable risk-adjusted returns on our investment. Presently, we do not possess the same level of familiarity with other outside markets, which could adversely affect our ability to acquire, develop or redevelop properties or to achieve expected performance.

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

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers' financial condition, and disputes between us and our co-venturers and could expose us to potential liabilities and losses. In addition to the 100 First LLC and 303 Second LLC strategic ventures and the Redwood City Partners, LLC venture, we may continue to co-invest in the future with third parties through partnerships, joint ventures or other entities, or through acquiring non-controlling interests in, or sharing responsibility for, managing the affairs of a property, partnership, joint venture or other entity, which may subject us to risks that may not be present with other methods of ownership, including the following:

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

We own certain properties subject to ground leases and other restrictive agreements that limit our uses of the properties, restrict our ability to sell or otherwise transfer the properties and expose us to the loss of the properties if such agreements are breached by us, terminated or not renewed. As of December 31, 2018, we owned thirteen office buildings, located on various land parcels and in various regions, which we lease individually on a long-term basis. As of December 31, 2018, we had approximately 2.0 million aggregate rentable square feet, or 15.3% of our total stabilized portfolio, of rental space located on these leased parcels and we may in the future invest in additional properties that are subject to ground leases or other similar restrictive arrangements. Many of these ground leases and other restrictive agreements impose significant limitations on our uses of the subject property, restrict our ability to sell or otherwise transfer our interests in the property or restrict our leasing of the property. These restrictions may limit our ability to timely sell or exchange the properties, impair the properties’ value or negatively impact our ability to find suitable tenants for the properties. In addition, if we default under the terms of any particular lease, we may lose the ownership rights to the property subject to the lease. Upon expiration of a lease, we may not be able to renegotiate a new lease on favorable terms, if at all. The loss of the ownership rights to these properties or an increase of rental expense could have an adverse effect on our financial condition, results of operations, cash flow, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

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

Unfavorable resolution of litigation matters and disputes could have a material adverse effect on our financial condition. From time to time, we are involved in legal proceedings, lawsuits and other claims. We may also be named as defendants in lawsuits allegedly arising out of our actions or the actions of our operators, vendors, contractors, tenants or other contractual parties in which such parties have agreed to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective businesses and/or added as an additional insured under certain insurance policies. An unfavorable resolution of any legal proceeding, lawsuit or other claim could have a negative effect on our financial condition, results of operations, cash flow and the quoted trading price of our securities. Regardless of its outcome, legal proceedings, lawsuits and other claims may result in substantial costs and expenses and significantly divert the attention of our management. There can be no assurance that we will be able to prevail, or achieve a favorable settlement or outcome. There can also be no assurance that our insurance or the insurance and/or any contractual indemnities of our operators, vendors, contractors, tenants or other contractual parties will be enough to cover all of our defense costs or any resulting liabilities. In addition, litigation, government proceedings or environmental matters could lead to increased costs or interruption of our normal business operations.

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

We face risks associated with security breaches through cyber attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems. We face risks associated with security breaches, whether through cyber attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations (including managing our building systems), and, in some cases, may be critical to the operations of certain of our tenants. There can be no assurance that our efforts to maintain the security and integrity of these types of IT networks and related systems will be effective or that attempted security breaches or disruptions would not be successful or damaging. Like other businesses, we have been and expect to continue to be subject to unauthorized access, mishandling or misuse, computer viruses or malware, cyber attacks and other events of varying degrees. Historically, these events have not adversely affected our operations or business and were not individually or in the aggregate material.

However, in the future, events such as these or other significant disruptions involving our IT networks and related systems could, among other things:

•
result in unauthorized access to, destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, including personally identifiable and account information that could be used to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;

•	result in unauthorized access to or changes to our financial accounting and reporting systems and related data;

•	result in the theft of funds;

•	result in our inability to maintain building systems relied on by our tenants;

•	require significant management attention and resources to remedy any damage that results;

•	subject us to regulatory penalties or claims for breach of contract, damages, credits, penalties or terminations of leases or other agreements; or

•	damage our reputation among our tenants and investors.

These events could have an adverse impact on our financial condition, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

An increase in interest rates could increase our interest costs on variable rate debt and new debt and could adversely affect our ability to refinance existing debt, conduct development, redevelopment and acquisition activity and recycle capital. As of December 31, 2018, we had an unsecured revolving credit facility and an unsecured term loan facility bearing interest at variable rates on any amounts drawn and outstanding. These facilities comprised approximately 6.6% of our total outstanding debt at December 31, 2018 and were subject to variable interest rates and therefore subject to interest rate risk. In addition, we may incur additional variable rate debt in the future. If interest rates increase, so could our interest costs for any variable rate debt and for new debt. This increased cost could make the financing of any development, redevelopment and acquisition activity costlier. Rising interest rates could also limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. In addition, an increase in interest rates could decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to recycle capital and our portfolio promptly in response to changes in economic or other conditions.

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

The trading price of our common stock may fluctuate significantly. The trading price of our common stock may fluctuate significantly. Between January 1, 2018 and February 8, 2019, the closing sale price of Company’s common stock on the New York Stock Exchange, or the NYSE, ranged from a low of $59.46 to a high of $77.34 per share. The trading price of our common stock may fluctuate in response to many factors, including:

•	actual or anticipated variations in our operating results, funds from operations, cash flows, liquidity or distributions;

•	our ability to successfully execute on our development plans;

•	our ability to successfully complete acquisitions and operate acquired properties;

•	earthquakes;

•	changes in our earnings estimates or those of analysts;

•	publication of research reports about us, the real estate industry generally or the office and residential sectors in which we operate;

•	the failure to maintain our current credit ratings or comply with our debt covenants;

•	increases in market interest rates;

•	changes in market valuations of similar companies;

•	adverse market reaction to any debt or equity securities we may issue or additional debt we incur in the future;

•	additions or departures of key management personnel;

•	actions by institutional investors;

•	speculation in the press or investment community;

•	high levels of volatility in the credit markets;

•	general market and economic conditions; and

•	the realization of any of the other risk factors included in this report.

Many of the factors listed above are beyond our control. These factors may cause the trading price of our common stock to decline, regardless of our financial condition, results of operations, business or prospects. We cannot assure you that the trading price of our common stock or the amount of dividends we pay on our common stock will not decline in the future, and it may be difficult for investors to resell shares of our common stock at prices they find attractive, or at all.

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

The actual density of our undeveloped land holdings and/or any particular land parcel may not be consistent with our potential density estimates. As of December 31, 2018, we estimate that our five future potential development sites, representing approximately 73 gross acres of undeveloped land, provide more than 5.0 million square feet of potential density. We caution you not to place undue reliance on the potential density estimates for our undeveloped land holdings and/or any particular land parcel because they are based solely on our estimates, using data currently available to us, and our business plans as of December 31, 2018. The actual density of our undeveloped land holdings and/or any particular land parcel may differ substantially from our estimates based on numerous factors, including our inability to obtain necessary zoning, land use and other required entitlements, as well as building, occupancy and other required governmental permits and authorizations, and changes in the entitlement, permitting and authorization processes that restrict or delay our ability to develop, redevelop or use undeveloped land holdings at anticipated density levels. Moreover, we may strategically choose not to develop, redevelop or use our undeveloped land holdings to their maximum potential density or may be unable to do so as a result of factors beyond our control, including our ability to obtain capital on terms that are acceptable to us, or at all, to fund our development and redevelopment activities. We can provide no assurance that the actual density of our undeveloped land holdings and/or any particular land parcel will be consistent with our potential density estimates. For additional information on our development program, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors That May Influence Future Results of Operations.”

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

In certain circumstances, our limited partners must approve our dissolution and the disposition of properties contributed by the limited partners. For as long as limited partners own at least 5% of all of the Operating Partnership’s partnership interests, we must obtain the approval of limited partners holding a majority of the units representing common limited partnership interests before we may dissolve. As of December 31, 2018, limited partners owned approximately 2.0% of the Operating Partnership’s partnership interests, of which 0.8% was owned by John Kilroy. In addition, we agreed to use commercially reasonable efforts to minimize the tax consequences to certain common limited partners resulting from the repayment, refinancing, replacement, or restructuring of debt, or any sale, exchange, or other disposition of any of our other assets. The exercise of one or more of these approval rights by the limited partners could delay or prevent us from completing a transaction that may be in the best interest of all our security holders.

The Chairman of our board of directors and our President and Chief Executive Officer has substantial influence over our affairs. John Kilroy is the Chairman of our board of directors and our President and Chief Executive Officer. John Kilroy beneficially owned, as of December 31, 2018, approximately 1.5% of the total outstanding shares of our common stock. The percentage of outstanding shares of common stock beneficially owned includes 234,664 shares of common stock, 501,512 restricted stock units (“RSUs”) that were vested and held by John Kilroy at December 31, 2018, and assumes the exchange into shares of our common stock of the 783,192 common units of the Operating Partnership held by John Kilroy (which may be exchanged for an equal number of shares of our common stock).

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

We are not limited in our ability to incur debt. Our financing policies and objectives are determined by the board of directors. Our goal is to limit our dependence on leverage and maintain a conservative ratio of debt to total market capitalization. However, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. As of December 31, 2018, we had approximately $3.0 billion aggregate principal amount of indebtedness outstanding, which represented 31.4% of our total market capitalization. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Company —Capitalization” for a calculation of our market capitalization. These ratios may be increased or decreased without the consent of our unitholders or stockholders. Increases in the amount of debt outstanding would result in an increase in our debt service costs, which could adversely affect cash flow and our ability to pay dividends and distributions to our security holders. Higher leverage also increases the risk of default on our obligations and limits our ability to obtain additional financing in the future.

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

Sales of a substantial number of shares of the Company’s securities, or the perception that this could occur, could result in decreasing the quoted trading price per share of the Company’s common stock and of the Operating Partnership’s publicly-traded notes. Management cannot predict whether future issuances of shares of the Company’s common stock, or the availability of shares for resale in the open market will result in decreasing the market price per share of the Company’s common stock. As of December 31, 2018, 100,746,988 shares of the Company’s common stock were issued and outstanding.

As of December 31, 2018, the Company had reserved for future issuance the following shares of common stock: 2,025,287 shares issuable upon the exchange, at the Company’s option, of the Operating Partnership’s common units; approximately 0.6 million shares remained available for grant under our 2006 Incentive Award Plan (see Note 15 “Share-Based Compensation” to our consolidated financial statements included in this report); approximately 1.7 million shares issuable upon settlement of time-based RSUs; a maximum of 1.6 million shares contingently issuable upon settlement of RSUs subject to the achievement of market and/or performance conditions; and 25,500 shares issuable upon exercise of outstanding options. The Company has a currently effective registration statement registering 9.2 million shares of our common stock for possible issuance under our 2006 Incentive Award Plan. The Company has a currently effective registration statement registering 1,649,760 shares of our common stock for possible issuance to and resale by certain holders of the Operating Partnership’s common units. That registration statement also registers 94,441 shares of common stock held by John Kilroy for possible resale. Consequently, if and when the shares are issued, they may be freely traded in the public markets.

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

If a transaction intended to qualify as a Section 1031 Exchange is later determined to be taxable or if we are unable to identify and complete the acquisition of a suitable replacement property to effect a Section 1031 Exchange, we may face adverse consequences, and if the laws applicable to such transactions are amended or repealed, we may not be able to dispose of properties on a tax deferred basis. When possible, we dispose of properties in transactions that are intended to qualify as Section 1031 Exchanges. It is possible that the qualification of a transaction as a Section 1031 Exchange could be successfully challenged and determined to be currently taxable or that we may be unable to identify and complete the acquisition of a suitable replacement property to effect a Section 1031 Exchange. In such case, our taxable income and earnings and profits would increase. This could increase the dividend income to our stockholders by reducing any return of capital they received. In some circumstances, we may be required to pay additional dividends or, in lieu of that, corporate income tax, possibly including interest and penalties. As a result, we may be required to borrow funds in order to pay additional dividends or taxes and the payment of such taxes could cause us to have less cash available to distribute to our stockholders. In addition, if a Section 1031 Exchange were later to be determined to be taxable, we may be required to amend our tax returns for the applicable year in question, including any information reports we sent our stockholders. Moreover, under the Tax Cuts and Jobs Act (the “2017 Tax Legislation”), for exchanges completed after December 31, 2017, unless the property was disposed of or received in the exchange on or before such date, Section 1031 of the Code permits exchanges of real property only. It is possible that additional legislation could be enacted that could further modify or repeal the laws with respect to Section 1031 Exchanges, which could make it more difficult or not possible for us to dispose of properties on a tax deferred basis.

Dividends payable by REITs, including us, generally do not qualify for the reduced tax rates available for some dividends. “Qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates generally are subject to tax at preferential rates. Subject to limited exceptions, dividends payable by REITs are not eligible for these reduced rates and are taxable at ordinary income tax rates. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including the shares of our capital stock. However, non-corporate stockholders, including individuals, generally may deduct up to 20% of dividends from a REIT, other than capital gain dividends and dividends treated as qualified dividend income, for taxable years beginning after December 31, 2017 and before January 1, 2026.

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

•	limiting our deduction for net operating losses arising in taxable years beginning after December 31, 2017 to 80% of REIT taxable income determined without regard to the dividends paid deduction;

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

•
requiring us to take into account certain income no later than when we take it into account on applicable financial statements, even if the financial statements take such income into account before it accrues under otherwise applicable Code rules; and

•	repealing the performance-based compensation exception to the $1 million deduction limit on executive compensation and expanding the scope of employees to whom the limit applies.

Many of these changes that are applicable to us are effective with our 2018 taxable year, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the U.S. Treasury Department and IRS, any of which could lessen or increase the impact of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. While some of the changes made by the tax legislation may adversely affect us in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. We continue to work with our tax advisors and auditors to determine the full impact that the recent tax legislation as a whole will have on us.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

General

Our stabilized portfolio of operating properties was comprised of the following properties at December 31, 2018:

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied	Percentage Leased
Stabilized Office Properties	94	13,232,580	482	94.4%	96.6%

	Number of Buildings	Number of Units	2018 Average Occupancy
Stabilized Residential Property	1	200	79.7%

Our stabilized portfolio includes all of our properties with the exception of development and redevelopment properties currently committed for construction, under construction or in the tenant improvement phase, undeveloped land and real estate assets held for sale. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We define properties in the tenant improvement phase as properties that we are developing or redeveloping where the project has reached cold shell condition and is ready for tenant improvements, which may require additional major base building construction before being placed in service. Projects in the tenant improvement phase are added to our stabilized portfolio once the project reaches the earlier of 95% occupancy or one year from the date of the cessation of major base building construction activities. Costs capitalized to construction in progress for development and redevelopment properties are transferred to land and improvements, buildings and improvements, and deferred leasing costs on our consolidated balance sheets at the historical cost of the property as the projects are placed in service.

As of December 31, 2018, the following properties were excluded from our stabilized portfolio. We did not have any redevelopment properties or properties held for sale at December 31, 2018.

	Number of Properties/Projects	Estimated Rentable Square Feet (1) (unaudited)
In-process development projects - tenant improvement (2)	2	1,150,000
In-process development projects - under construction (3)	3	1,290,000
________________________

(1)	Estimated rentable square feet upon completion.

(2)	Includes 88,000 square feet of Production, Distribution, and Repair (“PDR”) space.

(3)	In addition to the estimated office and PDR rentable square feet noted above, development projects under construction also include 96,000 square feet of retail space and 801 residential units.

Our stabilized portfolio also excludes our future development pipeline, which as of December 31, 2018, was comprised of five potential development sites, representing approximately 73 gross acres of undeveloped land.

As of December 31, 2018, all of our properties and development projects were owned and all of our business was conducted in the state of California with the exception of eight office properties and one development project under construction located in the state of Washington. All of our properties and development projects are 100% owned, excluding four office properties owned by three consolidated property partnerships and one office property held in a Variable Interest Entity (“VIE”) which we consolidated for financial reporting purposes that was established to facilitate a Section 1031 Exchange that closed in January 2019.

We own our interests in all of our real estate assets through the Operating Partnership and the Finance Partnership. All our properties are held in fee, except for the thirteen office buildings that are held subject to four long-term ground leases for the land (see Note 18 “Commitments and Contingencies” to our consolidated financial statements included in this report for additional information regarding our ground lease obligations).

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

We believe that all of our properties are well maintained and do not require significant capital improvements. As of December 31, 2018, we managed all of our office properties through internal property managers.

Office Properties

The following table sets forth certain information relating to each of the stabilized office properties owned as of December 31, 2018.

Property Location		No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/2018 (1)	Annualized Base Rent (in $000’s) (2)	Annualized Rent Per Square Foot (2)
Greater Los Angeles
2829 Townsgate Road, Thousand Oaks, California	(3)	1	1990	84,098	80.5%	$1,984	$29.31
2240 E. Imperial Highway, El Segundo, California	(4)	1	1983/ 2008	122,870	100.0%	3,950	32.15
2250 E. Imperial Highway, El Segundo, California	(7)	1	1983	298,728	100.0%	10,206	34.31
2260 E. Imperial Highway, El Segundo, California	(4)	1	1983/ 2012	298,728	100.0%	10,510	35.18
909 N. Pacific Coast Highway, El Segundo, California	(8)	1	1972/ 2005	244,136	99.5%	7,658	31.90
999 N. Pacific Coast Highway, El Segundo, California	(9)	1	1962/ 2003	128,588	96.9%	3,844	32.19
6115 W. Sunset Blvd., Los Angeles, California	(10)	1	1938/ 2015	26,105	100.0%	1,615	61.88
6121 W. Sunset Blvd., Los Angeles, California	(5)	1	1938/ 2015	91,173	100.0%	4,612	50.59
1525 N. Gower St., Los Angeles, California	(4)	1	2016	9,610	100.0%	652	67.88
1575 N. Gower St., Los Angeles, California	(11)	1	2016	251,245	100.0%	16,169	64.36
1500 N. El Centro Ave., Los Angeles, California	(3)	1	2016	104,504	100.0%	7,104	67.98
6255 Sunset Blvd, Los Angeles, California	(12)	1	1971/ 1999	323,920	97.6%	13,750	44.82
3750 Kilroy Airport Way, Long Beach, California	(13)	1	1989	10,457	100.0%	158	47.28
3760 Kilroy Airport Way, Long Beach, California	(3)	1	1989	165,278	94.0%	4,827	31.57
3780 Kilroy Airport Way, Long Beach, California	(3)	1	1989	219,777	78.9%	4,909	29.67
3800 Kilroy Airport Way, Long Beach, California	(3)	1	2000	192,476	96.1%	5,917	31.99
3840 Kilroy Airport Way, Long Beach, California	(3)	1	1999	136,026	100.0%	4,882	35.89
3880 Kilroy Airport Way, Long Beach, California	(14)	1	1987/ 2013	96,035	100.0%	2,839	29.56
3900 Kilroy Airport Way, Long Beach, California	(3)	1	1987	129,893	91.4%	3,092	26.08
8560 West Sunset Blvd, West Hollywood, California	(3)	1	1963/ 2007	71,875	100.0%	5,187	72.79

Property Location		No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/2018 (1)	Annualized Base Rent (in $000’s) (2)	Annualized Rent Per Square Foot (2)
8570 West Sunset Blvd, West Hollywood, California	(15)	1	2002/ 2007	43,603	99.2%	2,607	68.53
8580 West Sunset Blvd, West Hollywood, California	(5)	1	2002/ 2007	7,126	100.0%	—	—
8590 West Sunset Blvd, West Hollywood, California	(5)	1	2002/ 2007	56,095	87.6%	1,437	30.95
12100 W. Olympic Blvd., Los Angeles, California	(3)	1	2003	152,048	100.0%	8,502	55.92
12200 W. Olympic Blvd., Los Angeles, California	(3)	1	2000	150,832	91.9%	7,026	67.46
12233 W. Olympic Blvd., Los Angeles, California	(16)	1	1980/ 2011	151,029	94.3%	5,357	56.73
12312 W. Olympic Blvd., Los Angeles, California	(6)	1	1950/ 1997	76,644	100.0%	4,096	53.44
1633 26th Street, Santa Monica, California	(17)	1	1972/ 1997	43,857	—%	—	—
2100/2110 Colorado Avenue, Santa Monica, California	(3)	3	1992/ 2009	102,864	100.0%	4,357	42.36
3130 Wilshire Blvd., Santa Monica, California	(3)	1	1969/ 1998	90,074	96.0%	3,682	42.58
501 Santa Monica Blvd., Santa Monica, California	(18)	1	1974	76,803	82.7%	4,242	66.80
Subtotal/Weighted Average – Los Angeles and Ventura Counties		33		3,956,497	95.1%	$155,171	$42.68
Orange County
2211 Michelson, Irvine, California	(19)	1	2007	271,556	89.6%	$8,993	$37.67
Subtotal/Weighted Average – Orange County		1		271,556	89.6%	$8,993	$37.67
San Diego County
12225 El Camino Real, Del Mar, California	(4)	1	1998	58,401	100.0%	$2,041	$34.95
12235 El Camino Real, Del Mar, California	(4)	1	1998	53,751	88.9%	2,225	46.57
12340 El Camino Real, Del Mar, California	(20)	1	2002	89,272	45.8%	1,780	43.52
12348 High Bluff Drive, Del Mar, California	(21)	1	1999	38,806	100.0%	1,314	33.86
12390 El Camino Real, Del Mar, California	(4)	1	2000	70,140	44.9%	1,296	41.15
12400 High Bluff Drive, Del Mar, California	(4)	1	2004	209,220	100.0%	10,671	51.00
12770 El Camino Real, Del Mar, California	(3)	1	2016	73,032	100.0%	3,392	53.16
12780 El Camino Real, Del Mar, California	(6)	1	2013	140,591	100.0%	6,883	48.96
12790 El Camino Real, Del Mar, California	(22)	1	2013	78,836	100.0%	3,263	41.39
3579 Valley Centre Drive, Del Mar, California	(4)	1	1999	52,418	100.0%	2,058	39.26
3611 Valley Centre Drive, Del Mar, California	(23)	1	2000	129,656	100.0%	5,518	42.56
3661 Valley Centre Drive, Del Mar, California	(24)	1	2001	128,364	100.0%	6,025	49.60
3721 Valley Centre Drive, Del Mar, California	(25)	1	2003	115,193	100.0%	5,310	46.09
3811 Valley Centre Drive, Del Mar, California	(6)	1	2000	112,067	100.0%	5,199	46.39
13280 Evening Creek Drive South, I-15 Corridor, California	(26)	1	2008	41,196	100.0%	1,132	27.47
13290 Evening Creek Drive South, I-15 Corridor, California	(4)	1	2008	61,180	100.0%	1,453	23.75

Property Location		No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/2018 (1)	Annualized Base Rent (in $000’s) (2)	Annualized Rent Per Square Foot (2)
13480 Evening Creek Drive North, I-15 Corridor, California	(3)	1	2008	154,157	94.4%	5,037	34.61
13500 Evening Creek Drive North, I-15 Corridor, California	(3)	1	2004	137,658	24.2%	1,220	36.59
13520 Evening Creek Drive North, I-15 Corridor, California	(27)	1	2004	146,701	94.2%	4,667	35.82
2305 Historic Decatur Road, Point Loma, California	(28)	1	2009	107,456	100.0%	3,694	34.38
4690 Executive Drive, UTC, California	(3)	1	1999	47,846	91.4%	1,424	32.58
Subtotal/Weighted Average – San Diego County		21		2,045,941	89.3%	$75,602	$41.92
San Francisco Bay Area
4100 Bohannon Drive, Menlo Park, California	(5)	1	1985	47,379	100.0%	$1,719	$36.27
4200 Bohannon Drive, Menlo Park, California	(5)	1	1987	45,451	100.0%	2,171	47.77
4300 Bohannon Drive, Menlo Park, California	(5)	1	1988	63,079	100.0%	3,203	50.78
4400 Bohannon Drive, Menlo Park, California	(5)	1	1988	48,146	100.0%	1,567	37.38
4500 Bohannon Drive, Menlo Park, California	(5)	1	1990	63,078	100.0%	2,041	32.35
4600 Bohannon Drive, Menlo Park, California	(5)	1	1990	48,147	93.0%	2,603	58.16
4700 Bohannon Drive, Menlo Park, California	(5)	1	1989	63,078	100.0%	2,275	36.07
1290-1300 Terra Bella Avenue, Mountain View, California	(5)	1	1961	114,175	100.0%	5,152	45.12
331 Fairchild Drive, Mountain View, California	(6)	1	2013	87,147	100.0%	4,185	48.03
680 E. Middlefield Road, Mountain View, California	(6)	1	2014	170,090	100.0%	7,729	45.44
690 E. Middlefield Road, Mountain View, California	(6)	1	2014	170,823	100.0%	7,763	45.44
1701 Page Mill Road, Palo Alto, California	(5)	1	2015	128,688	100.0%	8,461	65.75
3150 Porter Drive, Palo Alto, California	(6)	1	1998	36,897	100.0%	2,051	55.59
900 Jefferson Avenue, Redwood City, California	(5)	1	2015	228,505	100.0%	13,670	59.82
900 Middlefield Road, Redwood City, California	(5)	1	2015	118,764	97.3%	6,835	59.38
100 First Street, San Francisco, California	(29)	1	1988	467,095	97.5%	30,124	69.11
201 Third Street, San Francisco, California	(30)	1	1983	346,538	98.8%	23,142	68.53
250 Brannan Street, San Francisco, California	(4)	1	1907/ 2001	100,850	100.0%	6,912	68.53
301 Brannan Street, San Francisco, California	(4)	1	1909/ 1989	82,834	100.0%	4,733	57.14
303 Second Street, San Francisco, California	(31)	1	1988	740,047	91.3%	40,942	60.82
333 Brannan Street, San Francisco, California	(32)	1	2016	185,602	100.0%	9,423	50.77
350 Mission Street, San Francisco, California	(5)	1	2016	455,340	99.7%	24,027	53.19
360 Third Street, San Francisco, California	(33)	1	2013	429,796	84.5%	19,592	54.11
345 Brannan Street, San Francisco, California	(4)	1	2015	110,030	99.7%	8,273	75.40
345 Oyster Point Boulevard, South San Francisco, California	(5)	1	2001	40,410	100.0%	2,192	54.24

Property Location		No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/2018 (1)	Annualized Base Rent (in $000’s) (2)	Annualized Rent Per Square Foot (2)
347 Oyster Point Boulevard, South San Francisco, California	(5)	1	1998	39,780	100.0%	2,158	54.24
349 Oyster Point Boulevard, South San Francisco, California	(5)	1	1999	65,340	52.2%	1,961	57.51
505 N. Mathilda Avenue, Sunnyvale, California	(5)	1	2014	212,322	100.0%	9,449	44.50
555 N. Mathilda Avenue, Sunnyvale, California	(5)	1	2014	212,322	100.0%	9,449	44.50
599 N. Mathilda Avenue, Sunnyvale, California	(5)	1	2000	76,031	100.0%	3,610	47.48
605 N. Mathilda Avenue, Sunnyvale, California	(5)	1	2014	162,785	100.0%	7,244	44.50
Subtotal/Weighted Average – San Francisco		31		5,160,569	96.4%	$274,656	$55.63
Greater Seattle
601 108th Avenue NE, Bellevue, Washington	(34)	1	2000	488,470	89.7%	$15,887	$36.67
10900 NE 4th Street, Bellevue, Washington	(35)	1	1983	428,557	89.1%	13,491	35.46
837 N. 34th Street, Lake Union, Washington	(5)	1	2008	111,580	83.0%	3,284	35.46
701 N. 34th Street, Lake Union, Washington	(36)	1	1998	138,994	100.0%	4,098	29.49
801 N. 34th Street, Lake Union, Washington	(6)	1	1998	169,412	100.0%	5,789	34.17
320 Westlake Avenue North, Lake Union, Washington	(5)	1	2007	184,644	100.0%	6,822	36.95
321 Terry Avenue North, Lake Union, Washington	(5)	1	2013	135,755	100.0%	5,680	41.84
401 Terry Avenue North, Lake Union, Washington	(6)	1	2003	140,605	100.0%	7,008	49.84
Subtotal/Weighted Average – Greater Seattle		8		1,798,017	93.6%	$62,059	$37.04
TOTAL/WEIGHTED AVERAGE		94		13,232,580	94.4%	$576,481	$46.90
_________________

(1)	Based on all leases at the respective properties in effect as of December 31, 2018. Includes month-to-month leases as of December 31, 2018.

(2)
Annualized base rental revenue includes the impact of straight-lining rent escalations and the amortization of free rent periods and excludes the impact of the following: amortization of deferred revenue related tenant-funded tenant improvements, amortization of above/below market rents, amortization for lease incentives due under existing leases and expense reimbursement revenue. Excludes month-to-month leases and vacant space as of December 31, 2018. Includes 100% of annualized base rent of consolidated property partnerships.

(3)	For these properties, the leases are written on a full service gross basis.

(4)	For these properties, the leases are written on a modified gross basis.

(5)	For these properties, the leases are written on a triple net basis.

(6)	For these properties, the leases are written on a modified net basis.

(7)	For this property, leases of approximately 264,000 rentable square feet are written on a modified gross basis and approximately 35,000 rentable square feet are written on a full service gross basis.

(8)	For this property, leases of approximately 238,000 rentable square feet are written on a full service gross basis and approximately 5,000 rentable square feet are written on a triple net basis.

(9)	For this property, leases of approximately 115,000 rentable square feet are written on a full service gross basis and approximately 9,000 rentable square feet are written on a gross basis.

(10)
For this property, leases of approximately 15,000 rentable square feet are written on a triple net basis, approximately 6,000 rentable square feet are written on a gross basis, and approximately 5,000 rentable square feet are written on a full service gross basis.

(11)	For this property, leases of approximately 236,000 rentable square feet are written on a modified gross basis and approximately 15,000 rentable square feet are written on a full service gross basis.

(12)
For this property, leases of approximately 295,000 rentable square feet are written on a full service gross basis, approximately 16,000 rentable square feet are written on a triple net basis and approximately 5,000 rentable square feet are written on a modified gross basis.

(13)	For this property, leases of approximately 7,000 rentable square feet are written on a full service gross basis and approximately 4,000 rentable square feet are written on a modified gross basis.

(14)	For this property, leases of approximately 50,000 rentable square feet are written on a full service gross basis and approximately 46,000 rentable square feet are written on a modified net basis.

(15)	For this property, leases of approximately 34,000 rentable square feet are written on a full service gross basis and approximately 8,000 rentable square feet are written on a triple net basis.

(16)
For this property, leases of approximately 108,000 rentable square feet are written on a modified gross basis, approximately 25,000 rentable square feet are written on a gross basis and approximately 8,000 rentable square feet are written on a full service gross basis.

(17)	As of the date of this report, 30,642 rentable square feet is leased.

(18)	For this property, leases of approximately 60,000 rentable square feet are written on a full service gross basis, and approximately 4,000 rentable square feet are written on a triple net basis.

(19)	For this property, leases of approximately 235,000 rentable square feet are written on a full service gross basis and approximately 8,000 rentable square feet are written on a modified gross basis.

(20)	For this property, leases of approximately 23,000 rentable square feet are written on a modified gross basis and approximately 18,000 rentable square feet are written on a full service gross basis.

(21)	For this property, leases of approximately 36,000 rentable square feet are written on a full service gross basis and approximately 3,000 rentable square feet are written on a modified gross basis.

(22)	For this property, leases of approximately 69,000 rentable square feet are written on a modified gross basis and approximately 9,000 rentable square feet are written on a full service gross basis.

(23)	For this property, leases of approximately 125,000 rentable square feet are written on a modified gross basis and approximately 5,000 rentable square feet are written on a full service gross basis.

(24)	For this property, leases of approximately 80,000 rentable square feet are written on a modified gross basis and approximately 48,000 rentable square feet are written on a full service gross basis.

(25)	For this property, leases of approximately 92,000 rentable square feet are written on a modified gross basis and approximately 24,000 rentable square feet are written on a full service gross basis.

(26)	For this property, leases of approximately 37,000 rentable square feet are written on a full service gross basis and approximately 4,000 rentable square feet are written on a modified gross basis.

(27)	For this property, leases of approximately 101,000 rentable square feet are written on a modified gross basis and approximately 37,000 rentable square feet are written on a full service gross basis.

(28)
For this property, leases of approximately 81,000 rentable square feet are written on a full service gross basis, approximately 23,000 rentable square feet are written on a gross basis and approximately 4,000 rentable square feet are written on a modified gross basis.

(29)
For this property, leases of approximately 210,000 rentable square feet are written on a modified gross basis, approximately 164,000 rentable square feet are written on a full service gross basis, approximately 73,000 rentable square feet are written on a gross basis, and approximately 8,000 rentable square feet are written on a triple net basis.

(30)
For this property, leases of approximately 186,000 rentable square feet are written on a full service gross basis, approximately 134,000 rentable square feet are written on a modified gross basis, approximately 11,000 rentable square feet are written on a triple net basis and approximately 2,000 rentable square feet are written on a gross basis.

(31)
For this property, leases of approximately 357,000 rentable square feet are written on a modified gross basis, approximately 257,000 rentable square feet are written on a full service gross basis, approximately 38,000 rentable square feet are written on a gross basis and approximately 24,000 rentable square feet are written on a triple net basis.

(32)	For this property, leases of approximately 182,000 rentable square feet are written on a modified gross basis and approximately 4,000 rentable square feet are written on a triple net basis.

(33)	For this property, leases of approximately 360,000 rentable square feet are written on a modified gross basis and approximately 2,000 rentable square feet are written on a triple net basis.

(34)
For this property, leases of approximately 427,000 rentable square feet are written on a triple net basis, approximately 7,000 rentable square feet are written on a modified gross basis and approximately 5,000 rentable square feet is written on a full service gross basis.

(35)	For this property, leases of approximately 233,000 rentable square feet are written on a triple net basis and approximately 149,000 rentable square feet are written on a full service gross basis.

(36)	For this property, leases of approximately 108,000 rentable square feet are written on a triple net basis and approximately 29,000 rentable square feet are written on a full service gross basis.

In-Process Development Projects and Future Development Pipeline

The following table sets forth certain information relating to our in-process development pipeline as of December 31, 2018.

	Location	Construction Start Date	Estimated Stabilization Date (2)	Estimated Rentable Square Feet	Office % Leased	Office % Occupied	Total Project % Leased
TENANT IMPROVEMENT (1)

Office
San Francisco Bay Area
100 Hooper (3)	SOMA	4Q 2016	2Q 2019	400,000	100%	100%	86%
The Exchange on 16th (4)	Mission Bay	2Q 2015	3Q 2019 - 3Q 2020	750,000	100%	—%	99%

TOTAL:				1,150,000	100%	30%	95%

		Construction Start Date	Estimated Stabilization Date (2)	Estimated Rentable Square Feet	Office % Leased	Retail % Leased
UNDER CONSTRUCTION	Location

Office
Greater Seattle
333 Dexter	South Lake Union	2Q 2017	3Q 2020	650,000	—%	N/A
Mixed-Use
Greater Los Angeles
Hollywood development - Office (5)	Hollywood	1Q 2018	1Q 2021	355,000	100%	N/A
Hollywood development - Residential (5)	Hollywood	4Q 2018	4Q 2020	193 Resi Units	N/A	N/A
San Diego County
One Paseo - Phases I & II (Retail and Residential)	Del Mar	4Q 2016	1Q 2019 - 3Q 2020	96,000 Retail 608 Resi Units	N/A	91%
One Paseo - Phase III (Office)	Del Mar	4Q 2018	2Q 2021	285,000	42%	N/A

TOTAL:					37%	91%

_______________________

(1)	Represents projects that have reached cold shell condition and are ready for tenant improvements, which may require additional major base building construction before being placed in service.

(2)
For office and retail, represents the earlier of anticipated 95% occupancy date or one year from substantial completion of base building components. For residential, represents when construction is complete and the project is available for occupancy. For multi-phase projects, interest and carry cost capitalization may cease and recommence driven by various factors, including tenant improvement construction and other tenant related timing or project scope.

(3)
The office component of this project, which consists of approximately 312,000 rentable square feet, is 100% leased to Adobe Systems, Inc. and the lease commenced in October 2018. The remaining PDR space of approximately 88,000 rentable square feet is 38% leased and 18% occupied.

(4)	The Company has an executed 15-year lease for 100% of the office space with Dropbox, Inc.

(5)	In the fourth quarter, the Company signed a 12-year lease for 100% of the office space with Netflix, Inc.

The following table sets forth certain information relating to our future development pipeline as of December 31, 2018.

Future Development Pipeline	Location	Approx. Developable Square Feet (1)

San Diego County
2100 Kettner	Little Italy	175,000
9455 Towne Centre Drive	University Towne Center	150,000
Santa Fe Summit – Phases II and III	56 Corridor	600,000
San Francisco Bay Area
Kilroy Oyster Point	South San Francisco	2,500,000
Flower Mart	SOMA	TBD
_______________________

(1)
The developable square feet and scope of projects could change materially from estimated data provided due to one or more of the following: any significant changes in the economy, market conditions, our markets, tenant requirements and demands, construction costs, new supply, regulatory and entitlement processes or project design.

Significant Tenants

The following table sets forth information about our 15 largest tenants based upon annualized base rental revenues, as defined below, as of December 31, 2018.

Tenant Name	Region	Annualized Base Rental Revenue(1)(2)	Percentage of Total Annualized Base Rental Revenue(1)	Lease Expiration Date
		(in thousands)
LinkedIn Corporation / Microsoft Corporation	San Francisco Bay Area / Greater Seattle	$34,096	5.9%	Various (3)
Adobe Systems Inc.	San Francisco Bay Area / Greater Seattle	26,751	4.6%	Various (4)
salesforce.com, inc.	San Francisco Bay Area	23,449	4.1%	Various (5)
DIRECTV, LLC	Greater Los Angeles	23,152	4.0%	September 2027
Box, Inc.	San Francisco Bay Area	22,441	3.9%	Various (6)
Dropbox, Inc.	San Francisco Bay Area	22,234	3.9%	Various (7)
Okta, Inc.	San Francisco Bay Area	17,129	3.0%	October 2028
Riot Games, Inc.	Greater Los Angeles	15,514	2.7%	Various (8)
Synopsys, Inc.	San Francisco Bay Area	15,492	2.7%	August 2030
Viacom International, Inc.	Greater Los Angeles	13,718	2.4%	December 2028
Cisco Systems, Inc.	San Francisco Bay Area	10,792	1.9%	May 2023
Concur Technologies	Greater Seattle	10,643	1.9%	Various (9)
Capital One, N.A.	San Francisco Bay Area	9,170	1.6%	September 2024
AMN Healthcare, Inc.	San Diego County	9,001	1.6%	July 2027
Stanford University School of Medicine	San Francisco Bay Area	8,461	1.5%	September 2029
Total		$262,043	45.7%
_______________________________________

(1)
Annualized base rental revenue includes the impact of straight-lining rent escalations and the amortization of free rent periods and excludes the impact of the following: amortization of deferred revenue related tenant-funded tenant improvements, amortization of above/below market rents, amortization for lease incentives due under existing leases, and expense reimbursement revenue. Excludes month-to-month leases and vacant space as of December 31, 2018.

(2)	Includes 100% of the annualized base rental revenues of consolidated property partnerships.

(3)	The LinkedIn Corporation / Microsoft Corporation leases, which contribute $4.3 million, $3.6 million and $26.2 million, expire in February 2019, October 2024, and September 2026, respectively.

(4)	The Adobe Systems Inc. leases, which contribute $5.8 million and $21.0 million, expire in July 2031 and August 2031, respectively.

(5)	The salesforce.com, inc. leases, which contribute $12.9 million, $5.7 million and $4.8 million, expire in March 2029, December 2030 and September 2032, respectively.

(6)	The Box, Inc. leases, which contribute $2.0 million and $20.4 million, expire in August 2021 and June 2028, respectively.

(7)
The Dropbox, Inc. leases, which contribute $4.7 million and $17.5 million, expire in January 2019 and August 2019, respectively. The table above does not include the executed lease with Dropbox, Inc. at The Exchange on 16th which will commence in phases beginning in the second half of 2019. Refer to "In-Process Development Projects and Future Development Pipeline" above.

(8)	The Riot Games leases, which contribute $5.7 million, $2.1 million, and $7.7 million, expire in September 2020, November 2020, and November 2024, respectively.

(9)	The Concur Technologies leases, which contribute $1.8 million and $8.8 million, expire in April 2025 and December 2025, respectively.

The following pie chart sets forth the composition of our tenant base by industry and as a percentage of our annualized base rental revenue based on the North American Industry Classification System as of December 31, 2018.

Our West Coast markets are dynamic and populated with innovative and creative tenants, including but not limited to technology, entertainment and digital media. While technology companies comprise 48% of our office portfolio base rent, technology is a broad concept that encompasses diverse industries including software, social media, hardware, cloud computing, internet media and technology services.

Lease Expirations

The following table sets forth a summary of our office lease expirations for each of the next ten years beginning with 2019, assuming that none of the tenants exercise renewal options or termination rights. See further discussion of our lease expirations under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors that May Influence Future Results of Operations”.

Lease Expirations

Year of Lease Expiration	# of Expiring Leases	Total Square Feet	% of Total Leased Square Feet	Annualized Base Rent (000’s)(1) (2)	% of Total Annualized Base Rent (1)	Annualized Rent per Square Foot (1)
2019 (3)	98	1,410,267	11.5%	$63,201	11.0%	$44.81
2020	96	1,445,161	11.8%	58,889	10.2%	40.75
2021	83	862,910	7.0%	37,914	6.6%	43.94
2022	52	639,915	5.2%	27,523	4.7%	43.01
2023	71	1,271,112	10.4%	66,383	11.5%	52.22
2024	44	897,244	7.3%	42,339	7.3%	47.19
2025	24	409,532	3.3%	20,104	3.5%	49.09
2026	25	1,365,016	11.1%	56,863	9.9%	41.66
2027	19	1,134,864	9.3%	47,434	8.2%	41.80
2028	16	816,535	6.7%	53,663	9.3%	65.72
2029 and beyond	22	2,016,209	16.4%	102,170	17.8%	50.67
Total (4)	550	12,268,765	100.0%	$576,483	100.0%	$46.99
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

(2)	Includes 100% of annualized based rent of consolidated property partnerships.

(3)	Adjusting for leasing transactions executed as of December 31, 2018 but not yet commenced, the 2019 expirations would be reduced by 929,141 square feet.

(4)
For leases that have been renewed early with existing tenants, the expiration date and annualized base rent information presented takes into consideration the renewed lease terms. Excludes leases not commenced as of December 31, 2018, space leased under month-to-month leases, storage leases, vacant space and future lease renewal options not executed as of December 31, 2018.

Secured Debt

As of December 31, 2018, the Operating Partnership had three outstanding mortgage notes payable which were secured by certain of our properties. Our secured debt represents an aggregate indebtedness of approximately $335.8 million. On February 11, 2019, the Company repaid at par a secured mortgage note payable due in June 2019 for $74.3 million. See additional information regarding our secured debt in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Sources,” Notes 8 and 9 to our consolidated financial statements and Schedule III—Real Estate and Accumulated Depreciation included in this report. Management believes that, as of December 31, 2018, the value of the properties securing the applicable secured obligations in each case exceeded the principal amount of the outstanding obligation.

ITEM 3.	LEGAL PROCEEDINGS

We and our properties are subject to routine litigation incidental to our business. These matters are generally covered by insurance. As of December 31, 2018, we are not a defendant in, and our properties are not subject to, any legal proceedings that we believe, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations, or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR KILROY REALTY CORPORATION’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “KRC.” As of the date this report was filed, there were approximately 87 registered holders of the Company’s common stock. The following table illustrates dividends declared during 2018 and 2017 as reported on the NYSE.

2018	Per Share Common Stock Dividends Declared
First quarter	$0.4250
Second quarter	0.4550
Third quarter	0.4550
Fourth quarter	0.4550
2017	Per Share Common Stock Dividends Declared
First quarter	$0.3750
Second quarter	0.4250
Third quarter	0.4250
Fourth quarter	0.4250
The Company pays distributions to common stockholders quarterly each January, April, July and October, at the discretion of the board of directors. Distribution amounts depend on our FFO, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the board of directors deems relevant.

The Company did not make any purchases of equity securities during the three month period leading up to December 31, 2018.

MARKET FOR KILROY REALTY, L.P.’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the Operating Partnership’s common units. As of the date this report was filed, there were 21 holders of record of common units (including through the Company’s general partnership interest).

The following table reports the distributions per common unit declared during the years ended December 31, 2018 and 2017.

2018	Per Unit Common Unit Distribution Declared
First quarter	$0.4250
Second quarter	0.4550
Third quarter	0.4550
Fourth quarter	0.4550
2017	Per Unit Common Unit Distribution Declared
First quarter	$0.3750
Second quarter	0.4250
Third quarter	0.4250
Fourth quarter	0.4250

During 2018 and 2017, the Operating Partnership redeemed 51,906 and 304,350 common units, respectively, for the same number of shares of the Company’s common stock.

PERFORMANCE GRAPH

The following line graph compares the change in cumulative stockholder return on shares of the Company’s common stock to the cumulative total return of the NAREIT All Equity REIT Index, the Standard & Poor’s 500 Stock Index, and the SNL REIT Office Index for the five-year period ended December 31, 2018. We include an additional index, the SNL REIT Office Index, to the performance graph since management believes it provides additional information to investors about our performance relative to a more specific peer group. The SNL REIT Office Index is a published and widely recognized index that comprises 25 office equity REITs, including us. The graph assumes the investment of $100 in us and each of the indices on December 31, 2013 and, as required by the SEC, the reinvestment of all distributions. The return shown on the graph is not necessarily indicative of future performance.

ITEM 6.	SELECTED FINANCIAL DATA – KILROY REALTY CORPORATION

The following tables set forth selected consolidated financial and operating data on a historical basis for the Company. The following data should be read in conjunction with our financial statements and notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.

The consolidated balance sheet data as of December 31, 2018, 2017 and 2016 and the consolidated statement of operations data for all periods presented, and the consolidated statement of cash flows data for the years ended December 31, 2018, 2017 and 2016 have been derived from the historical consolidated financial statements of Kilroy Realty Corporation audited by an independent registered public accounting firm. The consolidated balance sheet data as of December 31, 2015 and 2014 and the consolidated statement of cash flows data for the years ended December 31, 2015 and 2014 have been derived from the historical consolidated financial statements of Kilroy Realty Corporation and adjusted for the impact of subsequent accounting changes requiring retrospective application, if any.

Kilroy Realty Corporation Consolidated
(in thousands, except share, per share, square footage and occupancy data)

	Year Ended December 31,
	2018	2017	2016	2015	2014
Statements of Operations Data:
Total revenues from continuing operations	$747,298	$719,001	$642,572	$581,275	$521,725
Income from continuing operations	277,926	180,615	303,798	238,604	59,313
Income from discontinued operations (1)	—	—	—	—	124,495
Net income available to common stockholders	258,415	151,249	280,538	220,831	166,969
Per Share Data:
Weighted average shares of common stock outstanding – basic	99,972,359	98,113,561	92,342,483	89,854,096	83,090,235
Weighted average shares of common stock outstanding – diluted	100,482,365	98,727,331	93,023,034	90,395,775	84,967,720
Income from continuing operations available to common stockholders per share of common stock – basic	$2.56	$1.52	$3.00	$2.44	$0.52
Income from continuing operations available to common stockholders per share of common stock – diluted	$2.55	$1.51	$2.97	$2.42	$0.51
Net income available to common stockholders per share – basic	$2.56	$1.52	$3.00	$2.44	$1.99
Net income available to common stockholders per share – diluted	$2.55	$1.51	$2.97	$2.42	$1.95
Dividends declared per share (2)	$1.790	$1.650	$3.375	$1.400	$1.400
 ________________________

(1)
The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-08 effective January 1, 2015. As a result, results of operations for properties classified as held for sale and/or disposed of subsequent to January 1, 2015 are presented in continuing operations. Prior to January 1, 2015, properties classified as held for sale and/or disposed of are presented in discontinued operations.

(2)	Dividends declared for the year ended December 31, 2016 includes a special dividend of $1.90 per share of common stock that was paid on January 13, 2017.

	December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data:
Total real estate held for investment, before accumulated depreciation and amortization	$8,426,632	$7,417,777	$7,060,754	$6,328,146	$6,057,932
Total assets (1)	7,765,707	6,802,838	6,706,633	5,926,430	5,621,262
Total debt (1)	2,932,601	2,347,063	2,320,123	2,225,469	2,456,939
Total preferred stock	—	—	192,411	192,411	192,411
Total noncontrolling interests (2)	271,354	259,523	216,322	63,620	57,726
Total equity (2)	4,201,261	3,960,316	3,759,317	3,234,586	2,723,936
Other Data:
Funds From Operations (3) (4)	$360,491	$346,787	$333,742	$316,612	$250,744
Cash flows provided by (used in):
Operating activities	$410,043	$347,012	$345,054	$272,008	$245,253
Investing activities (5)	(808,915)	(359,102)	(579,420)	(337,241)	(476,031)
Financing activities	503,108	(171,241)	427,291	23,471	244,587
Office Property Data:
Rentable square footage	13,232,580	13,720,597	14,025,856	13,032,406	14,096,617
Occupancy	94.4%	95.2%	96%	94.8%	94.4%
Residential Property Data:
Number of units	200	200	200	N/A	N/A
Average occupancy (6)	79.7%	70.2%	46.0%	N/A	N/A
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

(4)
FFO includes amortization of deferred revenue related to tenant-funded tenant improvements of $18.4 million, $16.8 million, $13.2 million, $13.3 million and $11.0 million for the years ended December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

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

SELECTED FINANCIAL DATA – KILROY REALTY, L.P.

The following tables set forth selected consolidated financial and operating data on a historical basis for the Operating Partnership. The following data should be read in conjunction with our financial statements and notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.

The consolidated balance sheet data as of December 31, 2018, 2017 and 2016 and the consolidated statement of operations data for all periods presented have been derived from the historical consolidated financial statements of Kilroy Realty, L.P. audited by an independent registered public accounting firm. The consolidated balance sheet data as of December 31, 2015 and 2014 have been derived from the historical consolidated financial statements of Kilroy Realty, L.P. and adjusted for the impact of subsequent accounting changes requiring retrospective application, if any.

Kilroy Realty, L.P. Consolidated
(in thousands, except unit, per unit, square footage and occupancy data)

	Year Ended December 31,
	2018	2017	2016	2015	2014
Statements of Operations Data:
Total revenues from continuing operations	$747,298	$719,001	$642,572	$581,275	$521,725
Income from continuing operations	277,926	180,615	303,798	238,604	59,313
Income from discontinued operations (1)	—	—	—	—	124,495
Net income available to common unitholders	263,210	154,077	286,813	224,887	170,298
Per Unit Data:
Weighted average common units outstanding – basic	102,025,276	100,246,567	94,771,688	91,645,578	84,894,498
Weighted average common units outstanding – diluted	102,535,282	100,860,337	95,452,239	92,187,257	86,771,983
Income from continuing operations available to common unitholders per common unit – basic	$2.56	$1.52	$2.99	$2.44	$0.52
Income from continuing operations available to common unitholders per common unit – diluted	$2.55	$1.51	$2.96	$2.42	$0.51
Net income available to common unitholders per unit – basic	$2.56	$1.52	$2.99	$2.44	$1.99
Net income available to common unitholders per unit – diluted	$2.55	$1.51	$2.96	$2.42	$1.94
Distributions declared per common unit (2)	$1.790	$1.650	$3.375	$1.400	$1.400
 ________________________

(1)
The Company adopted FASB ASU No. 2014-08 effective January 1, 2015. As a result, results of operations for properties classified as held for sale and/or disposed of subsequent to January 1, 2015 are presented in continuing operations. Prior to January 1, 2015, properties classified as held for sale and/or disposed of are presented in discontinued operations.

(2)	The year ended December 31, 2016 includes a special distribution of $1.90 per common unit that was paid on January 13, 2017.

	December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data:
Total real estate held for investment, before accumulated depreciation and amortization	$8,426,632	$7,417,777	$7,060,754	$6,328,146	$6,057,932
Total assets (1)	7,765,707	6,802,838	6,706,633	5,926,430	5,621,262
Total debt (1)	2,932,601	2,347,063	2,320,123	2,225,469	2,456,939
Total preferred capital	—	—	192,411	192,411	192,411
Total noncontrolling interests (2)	197,561	186,375	135,138	10,566	9,625
Total capital (2)	4,201,261	3,960,316	3,759,317	3,234,586	2,723,936
Other Data:
Cash flows provided by (used in):
Operating activities	410,043	347,012	345,054	272,008	245,253
Investing activities (3)	(808,915)	(359,102)	(579,420)	(337,241)	(476,031)
Financing activities	503,108	(171,241)	427,291	23,471	244,587
Office Property Data:
Rentable square footage	13,232,580	13,720,597	14,025,856	13,032,406	14,096,617
Occupancy	94.4%	95.2%	96%	94.8%	94.4%
Residential Property Data:
Number of units	200	200	200	N/A	N/A
Average occupancy (4)	79.7%	70.2%	46.0%	N/A	N/A
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

Forward-Looking Statements

Statements contained in this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Forward-looking statements include, among other things, statements or information concerning our plans, objectives, capital resources, portfolio performance, results of operations, projected future occupancy and rental rates, lease expirations, debt maturities, potential investments, strategies such as capital recycling, development and redevelopment activity, projected construction costs, projected construction commencement and completion dates, projected square footage of space that could be constructed on undeveloped land that we own, projected rentable square footage of or number of units in properties under construction or in the development pipeline, anticipated proceeds from capital recycling activity or other dispositions and anticipated dates of those activities or dispositions, projected increases in the value of properties, dispositions, future executive incentive compensation, pending, potential or proposed acquisitions, plans to grow our Net Operating Income and FFO, our ability to re-lease properties at or above current market rates, anticipated market conditions and demographics and other forward-looking financial data, as well as the discussion in “—Factors That May Influence Future Results of Operations,” “—Liquidity and Capital Resource of the Company,” and “—Liquidity and Capital Resources of the Operating Partnership.” Forward-looking statements can be identified by the use of words such as “believes,” “expects,” “projects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” and the negative of these words and phrases and similar expressions that do not relate to historical matters. Forward-looking statements are based on our current expectations, beliefs and assumptions, and are not guarantees of future performance. Forward-looking statements are inherently subject to uncertainties, risks, changes in circumstances, trends and factors that are difficult to predict, many of which are outside of our control. Accordingly, actual performance, results and events may vary materially from those indicated or implied in the forward-looking statements, and you should not rely on the forward-looking statements as predictions of future performance, results or events. Numerous factors could cause actual future performance, results and events to differ materially from those indicated in the forward-looking statements, including, among others:

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

•	significant competition, which may decrease the occupancy and rental rates of properties;

•	potential losses that may not be covered by insurance;

•	the ability to successfully complete acquisitions and dispositions on announced terms;

•	the ability to successfully operate acquired, developed and redeveloped properties;

•	the ability to successfully complete development and redevelopment projects on schedule and within budgeted amounts;

•	delays or refusals in obtaining all necessary zoning, land use and other required entitlements, governmental permits and authorizations for our development and redevelopment properties;

•	increases in anticipated capital expenditures, tenant improvement and/or leasing costs;

•	defaults on leases for land on which some of our properties are located;

•	adverse changes to, or enactment or implementations of, tax laws or other applicable laws, regulations or legislation, as well as business and consumer reactions to such changes;

•	risks associated with joint venture investments, including our lack of sole decision-making authority, our reliance on co-venturers’ financial condition and disputes between us and our co-venturers;

•	environmental uncertainties and risks related to natural disasters; and

•	our ability to maintain our status as a REIT.

The factors included in this report are not exhaustive and additional factors could adversely affect our business and financial performance. For a discussion of additional factors that could materially adversely affect the Company’s and the Operating Partnership’s business and financial performance, see the discussion below as well as “Item 1A. Risk Factors,” and in our other filings with the SEC. All forward-looking statements are based on information that was available and speak only as of the dates on which they were made. We assume no obligation to update any forward-looking statement that becomes untrue because of subsequent events, new information or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws.

Company Overview

We are a self-administered REIT active in premier office and mixed-use submarkets along the West Coast. We own, develop, acquire and manage real estate assets, consisting primarily of Class A properties in the coastal regions of Greater Los Angeles, Orange County, San Diego County, the San Francisco Bay Area and Greater Seattle, which we believe have strategic advantages and strong barriers to entry. We own our interests in all of our real properties through the Operating Partnership and the Finance Partnership and generally conduct substantially all of our operations through the Operating Partnership. We owned an approximate 98.0% and 97.9% general partnership interest in the Operating Partnership as of December 31, 2018 and 2017, respectively. All of our properties are held in fee except for the thirteen office buildings that are held subject to long-term ground leases for the land (see Note 18 “Commitments and Contingencies” to our consolidated financial statements included in this report for additional information regarding our ground lease obligations).

2018 Operating and Development Highlights

2018 was an excellent year across the Company. We achieved a Company record in annual leasing and continued to create value in our operating and development platforms that we believe will drive future earnings and dividend growth.

Leasing. During 2018, we executed new and renewal leases totaling 2.8 million square feet within our stabilized portfolio with an increase in GAAP rents of 36.0% and an increase in cash rents of 14.8%. The occupancy of our stabilized office portfolio was 94.4% as of December 31, 2018. We also signed approximately 0.6 million square feet of leases in our development portfolio.

Development. We continued to execute on our development program during 2018, with two development projects progressing from the construction phase to the tenant improvement phase, commencing construction on two projects and acquiring a 39-acre waterfront development site in South San Francisco for approximately $308.2 million. The site is fully entitled for 2.5 million square feet of office and laboratory space. See “—Factors that May Influence Future Operations” for additional information.

Capital Recycling Program. We have continued to utilize our capital recycling program to provide additional capital to finance development expenditures, fund potential acquisitions, repay long-term debt and for other general corporate purposes. Our general strategy is to target the disposition of non-core properties or those that have limited upside for us and redeploy the capital into acquisitions and/or development projects where we can create additional value to generate higher returns (see “—Factors that May Influence Future Operations” for additional information).

In connection with this strategy, during 2018, we generated gross sales proceeds totaling approximately $373.0 million through the sale of 11 office buildings.

Operating Property Acquisitions. We remain a disciplined buyer of office properties and development opportunities and continue to focus on value-add opportunities in West Coast markets populated by knowledge and creative based tenants in a variety of industries, including technology, media, health care, life sciences, entertainment and professional services. During 2018, we acquired three office buildings in South San Francisco and an office building in San Francisco totaling 255,560 rentable square feet of office and laboratory space in two separate transactions for a total purchase price of approximately $257.0 million.

2018 Financing Highlights

In 2018, we raised approximately $783.8 million in new equity and debt, entered into forward equity sale agreements to sell 5,000,000 shares of common stock, commenced a new $500.0 million at-the-market stock offering program and redeemed approximately $250.0 million in more expensive debt. Refer to our 2018 Financing Highlights in “—Liquidity and Capital Resources of the Operating Partnership” for a list of financing transactions completed in 2018 and Notes 9 and 13, “Secured and Unsecured Debt of the Operating Partnership” and “Stockholders’ Equity of the Company,” respectively, to our consolidated financial statements included in this report for additional information regarding our debt and capital market activity.

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

Rental Revenue Recognition

Rental revenue for office operating properties is our principal source of revenue. The timing of when we commence rental revenue recognition for office and life science properties depends largely on our conclusion as to whether we are or the tenant is the owner for accounting purposes of tenant improvements at the leased property. When we conclude that we are the owner of tenant improvements for accounting purposes, we record the cost to construct the tenant improvements as an asset, and we commence rental revenue recognition when the tenant takes possession of or controls the finished space, which is typically when the improvements being recorded as our asset are substantially complete.

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

In addition, we also record the cost of certain tenant improvements paid for or reimbursed by tenants when we conclude that we are the owner of such tenant improvements using the factors discussed above. For these tenant-funded tenant improvements, we record the amount funded or reimbursed by tenants as deferred revenue, which is amortized and recognized as rental revenue over the term of the related lease beginning upon substantial completion of the leased premises. During the years ended December 31, 2018, 2017, and 2016, we capitalized $22.5 million, $22.0 million and $22.3 million, respectively, of tenant-funded tenant improvements. The amount of tenant-funded tenant improvements recorded in any given year varies based upon the mix of specific leases executed and/or commenced during the reporting period. For the years ended December 31, 2018, 2017, and 2016, we recognized $18.4 million, $16.8 million and $13.2 million, respectively, of non-cash rental revenue related to the amortization of deferred revenue recorded in connection with tenant-funded tenant improvements.

When we conclude that we are not the owner and the tenant is the owner of certain tenant improvements for accounting purposes, we record our contribution towards those tenant-owned improvements as a lease incentive, which is amortized as a reduction to rental revenue on a straight-line basis over the term of the related lease, and rental revenue recognition begins when the tenant takes possession of or controls the space.

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

During the year, we accrue estimated tenant reimbursement revenue in the period in which the tenant reimbursable costs are incurred based on our best estimate of the amounts to be recovered. Throughout the year, we perform analyses to properly match tenant reimbursement revenue with reimbursable costs incurred to date. Additionally, during the fourth quarter of each year, we perform preliminary reconciliations and accrue additional tenant reimbursement revenue or refunds. Subsequent to year end, we perform final detailed reconciliations and analyses on a lease-by-lease basis and bill or refund each tenant for any cumulative annual adjustments in the first and second quarters of each year for the previous year’s activity. Our historical experience for the years ended December 31, 2017 and 2016 has been that our final reconciliation and billing process resulted in final amounts that approximated the total annual tenant reimbursement revenues recognized.

Allowances for Uncollectible Current Tenant Receivables and Deferred Rent Receivables

Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and deferred rent receivables. Current tenant receivables consist primarily of amounts due for contractual lease payments and reimbursements of common area maintenance expenses, property taxes, and other costs recoverable from tenants. Deferred rent receivables represent the amount by which the cumulative straight-line rental revenue recorded to date exceeds cash rents billed to date under the lease agreement. As of December 31, 2018 and 2017, current receivables were carried net of an allowance for uncollectible tenant receivables of $4.6 million and $2.3 million, respectively, for each period and deferred rent receivables were carried net of an allowance for deferred rent of $3.3 million and $3.2 million, respectively.

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

For the years ended December 31, 2018, 2017 and 2016, we recorded a total provision for bad debts for both current tenant receivables and deferred rent receivables of approximately 0.4%, 0.5% and 0.0%, respectively, of rental revenue. In addition, for the year ended December 31, 2018, we recorded an additional provision for bad debts of approximately 0.4% related to a note receivable. In the event our estimates were not accurate and we had to change our allowances by 1% of revenue from continuing operations, the potential impact to our net income available to common stockholders would be approximately $7.5 million, $7.2 million and $6.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Acquisitions

Subsequent to our adoption of Financial Accounting Standards Board Accounting Standards Update (“ASU”) No. 2017-01 (“ASU 2017-01”) on January 1, 2017, which was adopted on a prospective basis, acquisitions of operating properties and development and redevelopment opportunities generally no longer meet the definition of a business and are accounted for as asset acquisitions. For these asset acquisitions, we record the acquired tangible and intangible assets and assumed liabilities based on each asset’s and liability’s relative fair value at the acquisition date of the total purchase price plus any capitalized acquisition costs. We record the acquired tangible and intangible assets and assumed liabilities of acquisitions of operating properties and development and redevelopment opportunities that meet the accounting criteria to be accounted for as business combinations at fair value at the acquisition date.

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

Subsequent to our adoption of ASU 2017-01 on January 1, 2017, transaction costs associated with our acquisitions are capitalized as part of the purchase price of the acquisition. Prior to our adoption of ASU 2017-01, acquisition costs associated with all operating property acquisitions and those development and redevelopment acquisitions that met the criteria to be accounted for as business combinations were expensed as incurred and costs associated with development acquisitions accounted for as asset acquisitions were capitalized as part of the cost of the asset. During the years ended December 31, 2018, 2017 and 2016, we capitalized $3.8 million, $4.6 million, and $0.5 million, respectively, of acquisition costs. During the year ended December 31, 2016, we expensed $1.9 million of acquisition costs.

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

Cost Capitalization and Depreciation

We capitalize costs associated with development and redevelopment activities, capital improvements, and tenant improvements, including internal compensation costs. In addition, for development and redevelopment projects, we also capitalize the following costs during periods in which activities necessary to prepare the project for its intended use are in progress: interest costs based on the weighted average interest rate of our outstanding indebtedness for the period, real estate taxes and insurance. For the years ended December 31, 2018, 2017 and 2016, we capitalized $24.2 million, $23.2 million and $19.0 million, respectively, of internal costs to our qualifying development projects.

Amounts capitalized are depreciated or amortized over estimated useful lives determined by management. We depreciate buildings and improvements based on the estimated useful life of the asset, and we amortize tenant improvements over the shorter of the estimated useful life or estimated remaining life of the related lease. All capitalized costs are depreciated or amortized using the straight-line method.

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

Share-Based Incentive Compensation Accounting

At December 31, 2018, the Company had one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan, which is described more fully in Note 15 “Share-Based Compensation” to our consolidated financial statements included in this report. The Executive Compensation Committee determines compensation for Executive Officers. Compensation cost for all share-based awards, including options, requires an estimate of fair value on the grant date and compensation cost is recognized on a straight-line basis over the service vesting period, which represents the requisite service period. The grant date fair value for compensation programs that contain market conditions, like modifiers based on total stockholder return (a “market condition”), are performed using complex pricing valuation models that require the input of assumptions, including judgments to estimate expected stock price volatility, expected life, and forfeiture rate. Specifically, the grant date fair value of share-based compensation programs that include market conditions are calculated using a Monte Carlo simulation pricing model and the grant date fair value of stock option grants are calculated using the Black-Scholes valuation model. Additionally, certain of our market condition share-based compensation programs also contain pre-defined financial performance conditions, including FFO per share, FAD per share growth, and debt to EBITDA ratio goals which can impact the number of restricted stock units ultimately earned. This variability relating to the level of the performance condition achieved requires management’s judgment and estimates, which impacts compensation cost recognized for these awards during the performance period. As of December 31, 2018, the performance condition for certain of our outstanding market condition share-based compensation programs has been met and compensation cost for these awards is no longer variable. For these awards, although the number of restricted stock units ultimately earned remains variable subject to the ultimate achievement level of the market condition, compensation cost is no longer variable for these awards as the market condition was already taken into consideration as part of the grant date fair value calculation. As of December 31, 2018, there are certain outstanding share-based compensation awards where the performance conditions have not all yet been met. For these awards, compensation cost and the number of restricted stock units ultimately earned remains variable.

For the years ended December 31, 2018, 2017, and 2016 we recorded approximately $23.5 million, $14.5 million, and $16.6 million, respectively, of compensation cost related to programs that were subject to such valuation models. If the valuation of the grant date fair value for such programs changed by 10%, the potential impact to our net income available to common stockholders would be approximately $2.0 million, $1.1 million, and $1.4 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Factors That May Influence Future Results of Operations

Development Program

We believe that a portion of our long-term future growth will continue to come from the completion of our in-process development projects and, subject to market conditions, executing on our future development pipeline, including expanding entitlements. Over the past several years, we increased our focus on development opportunities and expanded our future development pipeline through targeted acquisitions of development opportunities on the West Coast. This includes the acquisition of a 39-acre fully-entitled development site in South San Francisco, California on June 1, 2018 for a cash purchase price of approximately $308.2 million as discussed in “—Acquisitions” below.

We have a proactive planning process by which we continually evaluate the size, timing, costs and scope of our development program and, as necessary, scale activity to reflect the economic conditions and the real estate fundamentals that exist in our submarkets. We expect to execute on our development program with prudence and will be pursuing opportunities with attractive economic returns in strategic locations with proximity to public transportation or transportation access and retail amenities and in markets with strong fundamentals and visible demand. We plan to develop in phases as appropriate and we generally favor starting projects with pre-leasing activity, as appropriate.

In-Process Development Projects - Tenant Improvement

During the year ended December 31, 2018, the following two development projects progressed from the under construction phase to the tenant improvement phase:

•
100 Hooper, SOMA, San Francisco, California, which we acquired in July 2015 and commenced construction on in November 2016. This project encompasses approximately 312,000 square feet of office and approximately 88,000 square feet of production, distribution and repair (“PDR”) space configured in two buildings with a total estimated investment of approximately $270.0 million. The office portion of the project is 100% leased to Adobe Systems Inc. and the PDR space is 38% leased. We commenced revenue recognition on the lease with Adobe Systems Inc. on October 1, 2018 and cash rents will commence in the first quarter of 2019 through the second quarter of 2020. The project is currently expected to be stabilized in the second quarter of 2019.

•
The Exchange on 16th, Mission Bay, San Francisco, California, which we acquired in May 2014 and commenced construction on in June 2015. This project will encompass approximately 750,000 gross rentable square feet consisting of 736,000 square feet of office space and 14,000 square feet of retail space at a total estimated investment of $585.0 million. The office space in the project is 100% pre-leased to Dropbox, Inc. Cash rents will commence in the third quarter of 2019 through the first quarter of 2020. The estimated stabilization dates for Phase I, Phase II, and Phase III are the third quarter of 2019, the fourth quarter of 2019, and the third quarter of 2020, respectively.

In-Process Development Projects - Under Construction

As of December 31, 2018, we had three projects in our in-process development pipeline that were under construction.

•
Hollywood development, Hollywood, California, which we acquired in 2013. We commenced construction on the office component of this mixed-use project in January 2018, which includes the project’s overall infrastructure and site work and approximately 355,000 square feet of office space for a total estimated investment of $300.0 million. The office space of this project is 100% pre-leased to Netflix, Inc. We commenced construction on the residential component of the project in December 2018, which encompasses 193 residential units at a total estimated investment of $195.0 million. The residential component is currently expected to be completed in the fourth quarter of 2020.

•
333 Dexter, South Lake Union, Washington, which we acquired in February 2015 and commenced construction on in June 2017. This project encompasses approximately 650,000 square feet of office space at a total estimated investment of $380.0 million. Construction is currently in progress and the cold shell is currently estimated to be ready for tenant improvements in the second half of 2019.

•
One Paseo - Del Mar Heights, San Diego, California, which we acquired in November 2007. We commenced construction on the retail and residential components of this mixed-use project in December 2016, which includes site work and related infrastructure for the entire project, as well as 608 residential units and approximately 96,000 square feet of retail space. The total estimated investment for the retail and residential components of the project is approximately $470.0 million. The project is expected to be stabilized in phases beginning in the first quarter of 2019 for the retail space through the third quarter of 2020 for the residential units. As of the date of this report, the retail space of the project was 91% leased. We commenced construction on the office component of the project in December 2018, which encompasses 285,000 square feet of office space at a total estimated investment of $205.0 million. As of the date of this report, the office component of the project was 42% pre-leased.

Future Development Pipeline

As of December 31, 2018, our future development pipeline included five future projects located in the San Francisco Bay Area and San Diego County with an aggregate cost basis of approximately $773.2 million, at which we believe we could develop more than 5.0 million rentable square feet for a total estimated investment of approximately $3.5 billion to $5.0 billion, depending on successfully obtaining entitlements and market conditions.

The following table sets forth information about our future development pipeline.

Future Development Pipeline	Location	Approx. Developable Square Feet / Resi Units (1)	Total Costs as of 12/31/2018 ($ in millions)(2)

San Diego County
2100 Kettner	Little Italy	175,000	$26.0
9455 Towne Centre Drive	University Towne Center	150,000	16.4
Santa Fe Summit – Phases II and III	56 Corridor	600,000	79.9
San Francisco Bay Area
Kilroy Oyster Point	South San Francisco	2,500,000	399.7
Flower Mart	SOMA	TBD	251.2
TOTAL:			$773.2
________________________

(1)
The developable square feet and scope of projects could change materially from estimated data provided due to one or more of the following: any significant changes in the economy, market conditions, our markets, tenant requirements and demands, construction costs, new supply, regulatory and entitlement processes or project design.

(2)	Represents cash paid and costs incurred, including accrued liabilities in accordance with GAAP, as of December 31, 2018.

Fluctuations in our development activities could cause fluctuations in the average development asset balances qualifying for interest and other carrying cost and internal cost capitalization in future periods. During the years ended December 31, 2018 and 2017, we capitalized interest on in-process development projects and future development pipeline projects with an average aggregate cost basis of approximately $1.6 billion and $1.0 billion, respectively, as it was determined these projects qualified for interest and other carrying cost capitalization under GAAP. For the years ended December 31, 2018 and 2017, we capitalized $68.1 million and $46.5 million, respectively, of interest to our qualifying development projects. For the years ended December 31, 2018 and 2017, we capitalized $24.2 million and $23.2 million respectively, of internal costs to our qualifying redevelopment and development projects.

Capital Recycling Program. We continuously evaluate opportunities for the potential disposition of non-core properties and undeveloped land in our portfolio or the formation of strategic ventures with the intent of recycling the proceeds generated into capital used to fund new operating and development acquisitions, to finance development and redevelopment expenditures, to repay long-term debt and for other general corporate purposes. As part of this strategy, we attempt to enter into Section 1031 Exchanges and other tax deferred transaction structures, when possible, to defer some or all of the taxable gains on the sales, if any, for federal and state income tax purposes. See the “Liquidity and

Capital Resources of the Operating Partnership – Liquidity Sources” section for further discussion of our capital recycling activities.

In connection with our capital recycling strategy, during 2018, we completed the sale of 11 office properties to unaffiliated third parties for total gross sales proceeds of $373.0 million. During 2017, we completed the sale of 11 office properties and one undeveloped land parcel to unaffiliated third parties for total gross sales proceeds of $186.6 million.

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

During the year ended December 31, 2018, we acquired four office buildings in two transactions for a cash purchase price of $257.0 million. In addition, we acquired a 39-acre development site for a cash purchase price of approximately $308.2 million from an unrelated seller. During the year ended December 31, 2017, we acquired a 1.2 acre development site for $19.4 million in cash. We generally finance our acquisitions through proceeds from the issuance of debt and equity securities, borrowings under our unsecured revolving credit facility, proceeds from our capital recycling program, the assumption of existing debt and cash flows from operations.

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

Incentive Compensation. Our Executive Compensation Committee determines compensation, including cash bonuses and equity incentives, for our executive officers. For 2018, the annual cash bonus program was structured to allow the Executive Compensation Committee to evaluate a variety of key quantitative and qualitative metrics at the end of the year and make a determination based on the Company’s and management’s overall performance. Our Executive Compensation Committee also grants equity incentive awards from time to time that include performance-based and/or market-measure based vesting requirements and time-based vesting requirements. As a result, accrued incentive compensation and compensation expense for future awards may be affected by our operating and development performance, financial results, stock price, performance against applicable performance-based vesting goals, market conditions, liquidity measures, and other factors. Consequently, we cannot predict the amounts that will be recorded in future periods related to such incentive compensation.

As of December 31, 2018, there was approximately $60.5 million of total unrecognized compensation cost related to outstanding nonvested shares of restricted common stock and RSUs issued under share-based compensation arrangements. Those costs are expected to be recognized over a weighted-average period of 3.0 years. The $60.5 million of unrecognized compensation cost does not reflect the future compensation cost for any potential share-based awards that may be issued subsequent to December 31, 2018. Share-based compensation expense for potential future awards could be affected by our operating and development performance, financial results, stock price, performance against applicable performance-based vesting goals, market conditions and other factors.

Information on Leases Commenced and Executed

Leasing Activity and Changes in Rental Rates. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following tables set forth certain information regarding leasing activity for our stabilized portfolio during the year ended December 31, 2018.

For Leases Commenced

	1st & 2nd Generation (1)(2)					2nd Generation (1)(2)
	Number of Leases (3)		Rentable Square Feet (3)		Retention Rates (4)	TI/LC per Sq. Ft. (5)	TI/LC per Sq. Ft. / Year	Changes in Rents (6)(7)	Changes in Cash Rents (8)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Year Ended December 31, 2018	79	58	1,033,085	1,161,596	49.1%	$47.09	$7.24	25.4%	10.7%	78

For Leases Executed (9)

	1st & 2nd Generation (1)(2)				2nd Generation (1)(2)
	Number of Leases (3)		Rentable Square Feet (3)		TI/LC per Sq. Ft. (5)	TI/LC Per Sq. Ft. / Year	Changes in Rents (6)(7)	Changes in Cash Rents (8)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Year Ended December 31, 2018	89	58	1,667,447	1,161,596	$56.90	$7.11	36.0%	14.8%	96
_______________________

(1)	Includes 100% of consolidated property partnerships.

(2)
First generation leasing includes space where we have made capital expenditures that result in additional revenue generated when the space is re-leased. Second generation leasing includes space where we have made capital expenditures to maintain the current market revenue stream.

(3)	Represents leasing activity for leases that commenced or were signed during the period, including first and second generation space, net of month-to-month leases. Excludes leasing on new construction.

(4)	Calculated as the percentage of space either renewed or expanded into by existing tenants or subtenants at lease expiration.

(5)	Tenant improvements and leasing commissions per square foot exclude tenant-funded tenant improvements.

(6)
Calculated as the change between GAAP rents for new/renewed leases and the expiring GAAP rents for the same space. Excludes leases for which the space was vacant longer than one year or vacant when the property was acquired.

(7)
Excludes commenced and executed leases of approximately 471,880 and 386,587 rentable square feet, respectively, for the year ended December 31, 2018, for which the space was vacant longer than one year or being leased for the first time. Space vacant for more than one year is excluded from our change in rents calculations to provide a more meaningful market comparison.

(8)
Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. Excludes leases for which the space was vacant longer than one year or vacant when the property was acquired.

(9)	For the year ended December 31, 2018, 38 new leases totaling 1,138,133 rentable square feet were signed but not commenced as of December 31, 2018.

As of December 31, 2018, we believe that the weighted average cash rental rates for our total stabilized portfolio, are approximately 20% below the current average market rental rates. Individual properties within any particular submarket presently may be leased either above, below, or at the current market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our portfolio.

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

Lease Expirations (1)

Year of Lease Expiration	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (2)(3)	% of Total Annualized Base Rent (2)	Annualized Base Rent per Sq. Ft. (2)
2019	98	1,410,267	11.5%	$63,201	11.0%	$44.81
2020	96	1,445,161	11.8%	58,889	10.2%	40.75
2021	83	862,910	7.0%	37,914	6.6%	43.94
2022	52	639,915	5.2%	27,523	4.7%	43.01
2023	71	1,271,112	10.4%	66,383	11.5%	52.22
Total	400	5,629,365	45.9%	$253,910	44.0%	$45.10

Year	Region	# of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (2)(3)	% of Total Annualized Base Rent (2)	Annualized Rent per Sq. Ft. (2)
2019 (4)	Greater Los Angeles	52	279,163	2.3%	$9,533	1.7%	$34.15
	Orange County	5	74,181	0.6%	3,137	0.5%	42.29
	San Diego	16	174,063	1.4%	6,648	1.2%	38.19
	San Francisco Bay Area	16	721,554	5.9%	38,313	6.6%	53.10
	Greater Seattle	9	161,306	1.3%	5,570	1.0%	34.53
	Total	98	1,410,267	11.5%	$63,201	11.0%	$44.81

2020	Greater Los Angeles	49	457,339	3.8%	$18,372	3.2%	$40.17
	Orange County	5	38,526	0.3%	1,238	0.2%	32.13
	San Diego	16	263,513	2.1%	10,455	1.8%	39.68
	San Francisco Bay Area	21	566,361	4.6%	26,263	4.6%	46.37
	Greater Seattle	5	119,422	1.0%	2,561	0.4%	21.44
	Total	96	1,445,161	11.8%	$58,889	10.2%	$40.75
________________________

(1)
For leases that have been renewed early with existing tenants, the expiration date and annualized base rent information presented takes into consideration the renewed lease terms. Excludes leases not commenced as of December 31, 2018, space leased under month-to-month leases, storage leases, vacant space and future lease renewal options not executed as of December 31, 2018.

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

(3)	Includes 100% of annualized base rent of consolidated property partnerships.

(4)	Adjusting for leases executed as of December 31, 2018 but not yet commenced, the 2019 expirations would be reduced by 929,141 square feet.

In addition to the 0.7 million rentable square feet, or 5.6%, of currently available space in our stabilized portfolio, leases representing approximately 11.5% and 11.8% of the occupied square footage of our stabilized portfolio are scheduled to expire during 2019 and 2020, respectively. The leases scheduled to expire in 2019 and 2020 represent approximately 2.9 million rentable square feet, or 21.2%, of our total annualized base rental revenue. Individual properties within any particular submarket presently may be leased either above, below, or at the current quoted market rates within that submarket. Our ability to re-lease available space depends upon both general market conditions and the market conditions in the specific regions in which individual properties are located.

Approximately 1.4 million rentable square feet, or 11.0%, of our total annualized base rental revenue is scheduled to expire in 2019. As of December 31, 2018, we had executed leases for 0.9 million rentable square feet of the expiring 1.4 million rentable square feet. For the 0.9 million leased rentable square feet, we believe that the weighted average cash rental rates are approximately 15.0% below market. We believe the weighted average cash rental rates for the remaining 0.5 million expiring rentable feet are approximately 25% below current average market rental rates.

For the approximately 1.4 million rentable square feet, or 10.2%, of our total annualized base rental revenue scheduled to expire in 2020, we believe that the weighted average cash rental rates for our overall portfolio are approximately 20% below current average market rental rates.

Stabilized Portfolio Information

As of December 31, 2018, our stabilized portfolio was comprised of 94 office properties encompassing an aggregate of approximately 13.2 million rentable square feet and 200 residential units at our residential tower in Hollywood, California. Our stabilized portfolio includes all of our properties with the exception of development and redevelopment properties currently committed for construction, under construction or in the tenant improvement phase, undeveloped land and real estate assets held for sale. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We define properties in the tenant improvement phase as properties that we are developing or redeveloping where the project has reached cold shell condition and is ready for tenant improvements, which may require additional major base building construction before being placed in service. Projects in the tenant improvement phase are added to our stabilized portfolio once the project reaches the earlier of 95% occupancy or one year from the date of the cessation of major base building construction activities. Costs capitalized to construction in progress for development and redevelopment properties are transferred to land and improvements, buildings and improvements, and deferred leasing costs on our consolidated balance sheets as the historical cost of the property as the projects are placed in service.

We did not have any redevelopment or held for sale properties at December 31, 2018. Our stabilized portfolio also excludes our future development pipeline, which as of December 31, 2018 was comprised of five potential development sites, representing approximately 73 gross acres of undeveloped land on which we believe we have the potential to develop more than 5.0 million rentable square feet, depending upon economic conditions.

As of December 31, 2018, the following properties were excluded from our stabilized portfolio:

	Number of Properties/Projects	Estimated Rentable Square Feet (1)
In-process development projects - tenant improvement (2)	2	1,150,000
In-process development projects - under construction (3)	3	1,290,000
________________________

(1)	Estimated rentable square feet upon completion.

(2)	Includes 88,000 square feet of Production, Distribution, and Repair (“PDR”) space.

(3)	In addition to the estimated office and PDR rentable square feet noted above, development projects under construction also include 96,000 square feet of retail space and 801 residential units.

The following table reconciles the changes in the rentable square feet in our stabilized office portfolio of operating properties from December 31, 2017 to December 31, 2018:

	Number of Buildings	Rentable Square Feet
Total as of December 31, 2017	101	13,720,597
Acquisitions	4	255,560
Dispositions	(11)	(772,246)
Remeasurement	—	28,669
Total as of December 31, 2018 (1)	94	13,232,580
________________________

(1)
Includes four properties owned by consolidated property partnerships (see Note 2 “Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included in this report for additional information).

Occupancy Information

The following table sets forth certain information regarding our stabilized portfolio:

Stabilized Portfolio Occupancy

Region	Number of Buildings	Rentable Square Feet	Occupancy at (1)
			12/31/2018	12/31/2017	12/31/2016
Greater Los Angeles	33	3,956,497	95.1%	93.3%	95.0%
Orange County	1	271,556	89.6%	86.6%	97.8%
San Diego County	21	2,045,941	89.3%	97.4%	93.2%
San Francisco Bay Area	31	5,160,569	96.4%	96.1%	97.6%
Greater Seattle	8	1,798,017	93.6%	95.4%	97.2%
Total Stabilized Portfolio	94	13,232,580	94.4%	95.2%	96.0%

	Average Occupancy
	Year Ended December 31,
	2018	2017
Stabilized Portfolio (1)	94.1%	94.1%
Same Store Portfolio (2)	94.1%	94.5%
Residential Portfolio (3)	79.7%	70.2%
__________________________________

(1)	Occupancy percentages reported are based on our stabilized office portfolio as of the end of the period presented and exclude occupancy percentages of properties held for sale.

(2)
Occupancy percentages reported are based on office properties owned and stabilized as of January 1, 2017 and still owned and stabilized as of December 31, 2018. See discussion under “Results of Operations” for additional information.

(3)	Our residential portfolio consists of our 200-unit residential tower located in Hollywood, California.

Results of Operations

Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017

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

Management further evaluates Net Operating Income by evaluating the performance from the following property groups:

•
Same Store Properties – includes the consolidated results of all of the office properties that were owned and included in our stabilized portfolio for two comparable reporting periods, i.e., owned and included in our stabilized portfolio as of January 1, 2017 and still owned and included in the stabilized portfolio as of December 31, 2018, including our residential tower in Hollywood, California;

•
Development Properties – includes the results generated by one office development project that was added to the stabilized portfolio in the first quarter of 2017 and our in-process and future development projects, including a project in the tenant improvement phase at which revenue recognition commenced in the fourth quarter of 2018;

•	Acquisition Properties – includes the results, from the dates of acquisition through the periods presented, for the four office buildings we acquired during 2018; and

•	Disposition Properties – includes the results of the eleven properties disposed of in the fourth quarter of 2018 and the eleven properties disposed of in 2017.

The following table sets forth certain information regarding the property groups within our stabilized office portfolio as of December 31, 2018.

Group	# of Buildings	Rentable Square Feet
Same Store Properties	87	12,611,661
Development Properties - Stabilized (1)	3	365,359
Acquisition Properties	4	255,560
Total Stabilized Portfolio	94	13,232,580
________________________

(1)	Excludes development projects in the tenant improvement phase, our in-process development projects and future development projects.

The following table summarizes our Net Operating Income, as defined, for our total portfolio for the years ended December 31, 2018 and 2017.

	Year Ended December 31,		Dollar Change	Percentage Change
	2018	2017
	($ in thousands)
Reconciliation of Net Income Available to Common Stockholders to Net Operating Income, as defined:
Net Income Available to Common Stockholders	$258,415	$151,249	$107,166	70.9%
Preferred dividends	—	5,774	(5,774)	(100.0)
Original issuance costs of redeemed preferred stock	—	7,589	(7,589)	(100.0)
Net income attributable to Kilroy Realty Corporation	258,415	164,612	93,803	57.0
Net income attributable to noncontrolling common units of the Operating Partnership	5,193	3,223	1,970	61.1
Net income attributable to noncontrolling interests in consolidated property partnerships	14,318	12,780	1,538	12.0
Net income	$277,926	$180,615	$97,311	53.9%
Unallocated expense (income):
General and administrative expenses	90,471	60,581	29,890	49.3
Depreciation and amortization	254,281	245,886	8,395	3.4
Interest income and other net investment loss (gain)	559	(5,503)	6,062	(110.2)
Interest expense	49,721	66,040	(16,319)	(24.7)
Loss on early extinguishment of debt	12,623	5,312	7,311	137.6
Net gain on sales of land	(11,825)	(449)	(11,376)	2,533.6
Gains on sales of depreciable operating properties	(142,926)	(39,507)	(103,419)	261.8
Net Operating Income, as defined	$530,830	$512,975	$17,855	3.5%

The following tables summarize our Net Operating Income, as defined, for our total portfolio for the years ended December 31, 2018 and 2017.

	Year Ended December 31,
	2018					2017
	Same Store	Develop-ment	Acquisitions	Disposi-tions	Total	Same Store	Develop-ment	Acquisitions	Disposi-tions	Total
	(in thousands)					(in thousands)
Operating revenues:
Rental income	$596,479	$31,426	$6,458	$22,268	$656,631	$577,084	$21,380	$—	$35,432	$633,896
Tenant reimbursements	73,094	1,230	1,378	5,280	80,982	69,659	—	—	6,900	76,559
Other property income	9,243	11	210	221	9,685	7,221	1,013	—	312	8,546
Total	678,816	32,667	8,046	27,769	747,298	653,964	22,393	—	42,644	719,001
Property and related expenses:
Property expenses	121,663	6,025	598	5,501	133,787	117,816	4,279	—	7,876	129,971
Real estate taxes	62,648	4,168	1,072	2,932	70,820	58,554	3,552	—	4,343	66,449
Provision for bad debts	5,742	17	—	(74)	5,685	2,962	—	—	307	3,269
Ground leases	6,176	—	—	—	6,176	6,337	—	—	—	6,337
Total	196,229	10,210	1,670	8,359	216,468	185,669	7,831	—	12,526	206,026
Net Operating Income, as defined	$482,587	$22,457	$6,376	$19,410	$530,830	$468,295	$14,562	$—	$30,118	$512,975

	Year Ended December 31, 2018 as compared to the Year Ended December 31, 2017
	Same Store		Development		Acquisitions		Dispositions		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income	$19,395	3.4%	$10,046	47.0%	$6,458	100.0%	$(13,164)	(37.2)%	$22,735	3.6%
Tenant reimbursements	3,435	4.9	1,230	100.0	1,378	100.0	(1,620)	(23.5)	4,423	5.8
Other property income	2,022	28.0	(1,002)	(98.9)	210	100.0	(91)	(29.2)	1,139	13.3
Total	24,852	3.8	10,274	45.9	8,046	100.0	(14,875)	(34.9)	28,297	3.9
Property and related expenses:
Property expenses	3,847	3.3	1,746	40.8	598	100.0	(2,375)	(30.2)	3,816	2.9
Real estate taxes	4,094	7.0	616	17.3	1,072	100.0	(1,411)	(32.5)	4,371	6.6
Provision for bad debts	2,780	93.9	17	100.0	—	—	(381)	(124.1)	2,416	73.9
Ground leases	(161)	(2.5)	—	—	—	—	—	—	(161)	(2.5)
Total	10,560	5.7	2,379	30.4	1,670	100.0	(4,167)	(33.3)	10,442	5.1
Net Operating Income, as defined	$14,292	3.1%	$7,895	54.2%	$6,376	100.0%	$(10,708)	(35.6)%	$17,855	3.5%

Net Operating Income increased $17.9 million, or 3.5%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017 primarily resulting from:

•	An increase of $14.3 million attributable to the Same Store Properties primarily resulting from:

•	An increase in rental income of $19.4 million primarily due to the following:

◦	$20.2 million increase due primarily to new leases and renewals at higher overall average rental rates across all regions; partially offset by

◦	$0.6 million decrease due to lower occupancy primarily resulting from lease expirations for one tenant in the Greater Seattle region and one tenant in the San Diego region;

•	An increase in tenant reimbursements of $3.4 million primarily due to:

◦	$2.6 million increase due to higher recurring expenses related to security, parking, janitorial, contract services, insurance and repairs and maintenance at certain properties;

◦
$0.6 million increase due to $1.2 million of higher annual property taxes in 2018 primarily in the Greater Seattle region; offset by $0.6 million lower supplemental taxes primarily due to two properties in the San Francisco Bay area;

◦	$0.8 million increase due to new triple net tenants replacing base year tenants and higher occupancy primarily in the Greater Seattle region; offset by

◦	$0.6 million decrease due to higher abated tenant reimbursements as compared to the prior year in addition to decreased tenant reimbursements related to base year adjustments;

•	An increase in other property income of $2.0 million primarily due to higher early lease termination fees for three leases each in different regions, partially offset by

•	An increase in property and related expenses of $10.6 million primarily resulting from:

•	An increase of $3.8 million in property expenses primarily resulting from:

◦
$4.5 million increase in certain recurring operating costs due to increased demand and higher rates related to security, parking, janitorial, contract services and insurance, as well as higher repairs and maintenance and various other reimbursable expenses; offset by

◦	$0.6 million decrease in non-reimbursable expenses primarily due to non-recurring parking costs incurred in 2017;

•	An increase of $4.1 million in real estate taxes primarily due to:

◦	$2.4 million increase in supplemental taxes primarily due to a reduction in 2017 supplemental taxes at one property that was redeveloped in 2013;

◦	$1.6 million from regular annual property tax increases in 2018;

•
An increase of $2.8 million in provision for bad debts primarily due to a provision recorded for one tenant partially offset by a decrease in the provision for another tenant due to the assignment of its lease to a credit tenant. During the year ended December 31, 2018, we recorded a $7.0 million increase in the provision for bad debts related to one tenant based on our discussions with this tenant and consistent with our accounting policies.  As of December 31, 2018, our lease with this tenant represented approximately 1% of our total annualized base rental revenues.

•	An increase of $7.9 million attributable to the Development Properties;

•	An increase of $6.4 million attributable to the Acquisition Properties; and

•	A decrease of $10.7 million attributable to the Disposition Properties.

Other Expenses and Income

General and Administrative Expenses

General and administrative expenses increased by approximately $29.9 million, or 49.3%, for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to the following:

•	An increase of $12.1 million relating to accrued executive retirement benefits;

•	An increase of $11.5 million due to higher stock compensation amortization as well as higher compensation and office expenses related to the growth of the Company; and

•	An increase of $6.5 million resulting from higher professional service costs primarily related to legal fees incurred in connection with a previously disclosed litigation matter.

Depreciation and Amortization

Depreciation and amortization increased by approximately $8.4 million, or 3.4%, for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to the following:

•	An increase of $6.6 million attributable to the Same Store Properties;

•	An increase of $4.7 million attributable to the Acquisition Properties;

•	An increase of $2.8 million attributable to the Development Properties; partially offset by

•	A decrease of $5.7 million attributable to the Disposition Properties.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts/premiums and deferred financing cost amortization and capitalized interest, including capitalized debt discounts/premiums and deferred financing cost amortization for the years ended December 31, 2018 and 2017.

	Year Ended December 31,		Dollar Change	Percentage Change
	2018	2017
	($ in thousands)
Gross interest expense	$117,789	$112,577	$5,212	4.6%
Capitalized interest and deferred financing costs	(68,068)	(46,537)	(21,531)	46.3
Interest expense	$49,721	$66,040	$(16,319)	(24.7)%

Gross interest expense, before the effect of capitalized interest and deferred financing costs, increased $5.2 million, or 4.6%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017, primarily due to an increase in the average outstanding debt balance for the year ended December 31, 2018.

Capitalized interest and deferred financing costs increased $21.5 million, or 46.3%, for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily attributable to an increase in the average development asset balances qualifying for interest capitalization during 2018 as compared to 2017. During the years ended December 31, 2018 and 2017, we capitalized interest on in-process development projects and future development pipeline projects with an average aggregate cost basis of approximately $1.6 billion and $1.0 billion, respectively.

Loss on Early Extinguishment of Debt

In November 2018, we early redeemed the $250.0 million aggregate principal amount of our outstanding 6.625% unsecured senior notes that were scheduled to mature on June 1, 2020. In connection with our early redemption, we incurred a loss on early extinguishment of debt of $12.6 million, which was comprised of a premium paid to the note holders at the redemption date of $11.8 million and a write-off of the unamortized discount and deferred financing costs of $0.8 million.

In December 2017, we early redeemed the $325.0 million aggregate principal amount of our outstanding 4.800% unsecured senior notes that were scheduled to mature on July 15, 2018. In connection with our early redemption, we incurred a loss on early extinguishment of debt of $5.3 million, which was comprised of a premium paid to the note holders at the redemption date of $5.0 million and a write-off of the unamortized discount and deferred financing costs of $0.3 million.

Net income attributable to noncontrolling interests in consolidated property partnerships

Net income attributable to noncontrolling interests in consolidated property partnerships increased $1.5 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 due to the inclusion of interest expense in 2017 for a mortgage note secured by one of the properties held by the property partnerships that was repaid in the fourth quarter of 2017. The amounts reported for the years ended December 31, 2018 and 2017 are comprised of the noncontrolling interest’s share of net income for 100 First Member, LLC (“100 First LLC”) and 303 Second Street Member, LLC (“303 Second LLC”) and the noncontrolling interest’s share of net income for Redwood LLC. See Note 11 “Noncontrolling Interests on the Company's Consolidated Financial Statements” to our consolidated financial statements included in this report for additional information.

Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016

Management evaluated Net Operating Income for the year ended December 31, 2017 compared to the year ended December 31, 2016 by evaluating the performance from the following property groups:

•
Same Store Properties – includes the results of all of the office properties that were owned and included in our stabilized portfolio for two comparable reporting periods, i.e., owned and included in our stabilized portfolio as of January 1, 2016 and still owned and included in the stabilized portfolio as of December 31, 2017;

•	Stabilized Development Properties – includes the results generated by the following:

◦	One office development project that was added to the stabilized portfolio in the first quarter of 2017;

◦	Two office development projects that were completed and stabilized in March 2016;

◦	Our residential project that was completed in June 2016; and

◦	One office development project that was added to the stabilized portfolio in the fourth quarter of 2016;

•	Acquisition Properties – includes the results, from the dates of acquisition through the periods presented, for the four office and three retail buildings we acquired during 2016; and

•
Dispositions, and Other Properties – includes the results of the ten properties disposed of in the third quarter of 2017, the one property disposed of during the first quarter of 2017, the six properties disposed of in 2016 and expenses for certain of our in-process, near-term and future development projects.

The following table sets forth certain information regarding the property groups within our stabilized portfolio as of December 31, 2017:

Group	# of Buildings	Rentable Square Feet
Same Store Properties	88	12,182,805
Stabilized Development Properties	6	1,079,333
Acquisition Properties	7	458,459
Total Stabilized Portfolio	101	13,720,597

The following table summarizes our Net Operating Income, as defined, for our total portfolio for the years ended December 31, 2017 and 2016.

	Year Ended December 31,		Dollar Change	Percentage Change
	2017	2016
	($ in thousands)
Reconciliation of Net Income Available to Common Stockholders to Net Operating Income, as defined:
Net Income Available to Common Stockholders	$151,249	$280,538	$(129,289)	(46.1)%
Preferred dividends	5,774	13,250	(7,476)	(56.4)
Original issuance costs of redeemed preferred stock	7,589	—	7,589	100.0
Net income attributable to Kilroy Realty Corporation	164,612	293,788	(129,176)	(44.0)
Net income attributable to noncontrolling common units of the Operating Partnership	3,223	6,635	(3,412)	(51.4)
Net income attributable to noncontrolling interests in consolidated property partnerships	12,780	3,375	9,405	278.7
Net income	$180,615	$303,798	$(123,183)	(40.5)%
Unallocated expense (income):
General and administrative expenses	60,581	57,029	3,552	6.2
Acquisition-related expenses	—	1,902	(1,902)	(100.0)
Depreciation and amortization	245,886	217,234	28,652	13.2
Interest income and other net investment gains	(5,503)	(1,764)	(3,739)	212.0
Interest expense	66,040	55,803	10,237	18.3
Loss on early extinguishment of debt	5,312	—	5,312	100.0
Net (gain) loss on sales of land	(449)	295	(744)	(252.2)
Gains on sales of depreciable operating properties	(39,507)	(164,302)	124,795	(76.0)
Net Operating Income, as defined	$512,975	$469,995	$42,980	9.1%

The following tables summarize our Net Operating Income, as defined, for our total portfolio for the years ended December 31, 2017 and 2016.

	Year Ended December 31,
	2017					2016
	Same Store	Stabilized Develop-ment	Acquisitions	Dispositi-ons & Other	Total	Same Store	Stabilized Develop-ment	Acquisitions	Dispositi-ons & Other	Total
	(in thousands)					(in thousands)
Operating revenues:
Rental income	$520,312	$72,411	$29,358	$11,815	$633,896	$515,813	$36,737	$4,250	$17,613	$574,413
Tenant reimbursements	57,411	10,027	7,687	1,434	76,559	50,472	7,363	922	2,322	61,079
Other property income	6,093	345	821	1,287	8,546	1,499	93	53	5,435	7,080
Total	583,816	82,783	37,866	14,536	719,001	567,784	44,193	5,225	25,370	642,572
Property and related expenses:
Property expenses	104,428	17,900	4,992	2,651	129,971	97,672	10,913	477	4,870	113,932
Real estate taxes	47,543	10,553	6,321	2,032	66,449	45,468	6,408	446	2,884	55,206
Provision for bad debts	1,755	(101)	1,471	144	3,269	(124)	116	50	(42)	—
Ground leases	3,927	—	2,410	—	6,337	3,356	—	83	—	3,439
Total	157,653	28,352	15,194	4,827	206,026	146,372	17,437	1,056	7,712	172,577
Net Operating Income, as defined	$426,163	$54,431	$22,672	$9,709	$512,975	$421,412	$26,756	$4,169	$17,658	$469,995

	Year Ended December 31, 2017 as compared to the Year Ended December 31, 2016
	Same Store		Stabilized Development		Acquisitions		Dispositions & Other		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income	$4,499	0.9%	$35,674	97.1%	$25,108	590.8%	$(5,798)	(32.9)%	$59,483	10.4%
Tenant reimbursements	6,939	13.7	2,664	36.2	6,765	733.7	(888)	(38.2)	15,480	25.3
Other property income	4,594	306.5	252	271.0	768	NM*	(4,148)	(76.3)	1,466	20.7
Total	16,032	2.8	38,590	87.3	32,641	624.7	(10,834)	(42.7)	76,429	11.9
Property and related expenses:
Property expenses	6,756	6.9	6,987	64.0	4,515	946.5	(2,219)	(45.6)	16,039	14.1
Real estate taxes	2,075	4.6	4,145	64.7	5,875	NM*	(852)	(29.5)	11,243	20.4
Provision for bad debts	1,879	NM*	(217)	(187.1)	1,421	NM*	186	442.9	3,269	100.0
Ground leases	571	17.0	—	—	2,327	NM*	—	—	2,898	84.3
Total	11,281	7.7	10,915	62.6	14,138	NM*	(2,885)	(37.4)	33,449	19.4
Net Operating Income, as defined	$4,751	1.1%	$27,675	103.4%	$18,503	443.8%	$(7,949)	(45.0)%	$42,980	9.1%
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

◦
$14.3 million increase due primarily to new leases and renewals at higher overall average rental rates in the San Francisco Bay Area, Greater Los Angeles and Greater Seattle regions; partially offset by

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

Interest Expense

The following table sets forth our gross interest expense, including debt discounts/premiums and deferred financing cost amortization and capitalized interest, including capitalized debt discounts/premiums and deferred financing cost amortization for the years ended December 31, 2017 and 2016.

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

The Company’s business is operated primarily through the Operating Partnership. Distributions from the Operating Partnership are the Company’s primary source of capital. The Company believes the Operating Partnership’s sources of working capital, specifically its cash flow from operations and borrowings available under its unsecured revolving credit facility and funds from its capital recycling program, including strategic ventures, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its common stockholders for the next twelve months. Cash flows from operating activities generated by the Operating Partnership for the year ended December 31, 2018 were sufficient to cover the Company’s payment of cash dividends to its stockholders. However, there can be no assurance that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distributions to the Company. The unavailability of capital could adversely affect the Operating Partnership’s ability to make distributions to the Company, which would in turn, adversely affect the Company’s ability to pay cash dividends to its stockholders.

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

The Company intends to continue to make, but has not committed to make, regular quarterly cash distributions to common stockholders, and through the Operating Partnership, common unitholders from the Operating Partnership’s cash flow from operating activities. All such distributions are at the discretion of the Board of Directors. In 2018, the Company’s distributions exceeded 100% of its taxable income, resulting in a return of capital to its stockholders. As the Company intends to maintain distributions at a level sufficient to meet the REIT distribution requirements and minimize its obligation to pay income and excise taxes, it will continue to evaluate whether the current levels of distribution are sufficient to do so for 2019. In addition, in the event the Company is unable to identify and complete the acquisition of suitable replacement properties to effect Section 1031 Exchanges or is unable to successfully complete Section 1031 Exchanges to defer some or all of the taxable gains related to property dispositions, the Company may elect to distribute a special dividend to its common stockholders and common unitholders in order to minimize or eliminate income taxes on such gains. The Company considers market factors and its performance in addition to REIT requirements in determining its distribution levels. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which is consistent with the Company’s intention to maintain its qualification as a REIT. Such investments may include, for example, obligations of the Government National Mortgage Association, other governmental agency securities, certificates of deposit, and interest-bearing bank deposits.

On December 11, 2018, the Board of Directors declared a regular quarterly cash dividend of $0.455 per share of common stock. The regular quarterly cash dividend is payable to stockholders of record on December 31, 2018 and a corresponding cash distribution of $0.455 per Operating Partnership units is payable to holders of the Operating Partnership’s common limited partnership interests of record on December 31, 2018, including those owned by the Company. The total cash quarterly dividends and distributions paid on January 15, 2019 were $46.8 million.

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

Capitalization

As of December 31, 2018, our total debt as a percentage of total market capitalization was 31.4%, which was calculated based on the closing price per share of the Company’s common stock of $62.88 on December 31, 2018 as shown in the following table:

	Shares/Units at December 31, 2018	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
	($ in thousands)
Debt: (1)
Unsecured Line of Credit		$45,000	0.5%
Unsecured Term Loan Facility		150,000	1.6
Unsecured Senior Notes due 2023		300,000	3.2
Unsecured Senior Notes due 2024		425,000	4.5
Unsecured Senior Notes due 2025		400,000	4.3
Unsecured Senior Notes Series A & B due 2026		250,000	2.6
Unsecured Senior Notes due 2028		400,000	4.3
Unsecured Senior Notes due 2029		400,000	4.3
Unsecured Senior Notes Series A & B due 2027 & 2029		250,000	2.6
Secured debt		335,811	3.5
Total debt		2,955,811	31.4
Equity and Noncontrolling Interests in the Operating Partnership: (2)
Common limited partnership units outstanding (2)	2,025,287	127,350	1.3
Shares of common stock outstanding (3) (4)	100,746,988	6,334,971	67.3
Total Equity and Noncontrolling Interests in the Operating Partnership		6,462,321	68.6
Total Market Capitalization		$9,418,132	100.0%
________________________

(1)
Represents gross aggregate principal amount due at maturity before the effect of the following at December 31, 2018: $17.4 million of unamortized deferred financing costs on the unsecured term loan facility, unsecured senior notes and secured debt, $6.6 million of unamortized discounts for the unsecured senior notes and $0.8 million of unamortized premiums for the secured debt.

(2)	Includes common units of the Operating Partnership not owned by the Company; does not include noncontrolling interests in consolidated property partnerships.

(3)	Value based on closing price per share of our common stock of $62.88 as of December 31, 2018.

(4)
In August, the Company completed a public offering of 5,000,000 shares of common stock priced at $72.10 per share structured as a forward sale. Shares of common stock outstanding do not include any amounts related to this public offering as the Company has not issued any shares of our common stock under the related forward sale agreements as of the date of this report.

Liquidity and Capital Resources of the Operating Partnership

In this “Liquidity and Capital Resources of the Operating Partnership” section, the terms “we,” “our,” and “us” refer to the Operating Partnership or the Operating Partnership and the Company together, as the context requires.

General

Our primary liquidity sources and uses are as follows:

Liquidity Sources

•	Net cash flow from operations;

•	Borrowings under the Operating Partnership’s unsecured revolving credit facility and term loan facility;

•	Proceeds from our capital recycling program, including the disposition of nonstrategic assets and the formation of strategic ventures;

•	Proceeds from additional secured or unsecured debt financings; and

•	Proceeds from public or private issuance of debt or equity securities.

Liquidity Uses

•	Development and redevelopment costs;

•	Operating property or undeveloped land acquisitions;

•	Property operating and corporate expenses;

•	Capital expenditures, tenant improvement and leasing costs;

•	Debt service and principal payments, including debt maturities;

•	Distributions to common security holders;

•	Repurchases and redemptions of outstanding common stock of the Company; and

•	Outstanding debt repurchases, redemptions and repayments.

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

2018 Capital and Financing Transactions

We continue to be active in the capital markets and our capital recycling program to finance our acquisition and development activity and our continued desire to extend our debt maturities. This was primarily a result of the following activity:

Capital Recycling Program

•	During the year ended December 31, 2018, we completed the sale of 11 office buildings to unaffiliated third parties for gross sales proceeds totaling approximately $373.0 million.

Capital Markets / Debt Transactions

•
In addition to obtaining funding from our capital recycling program during 2018, we successfully completed the following financing and capital raising activities to fund our continued growth. We continued to strengthen our balance sheet and lower our overall cost of capital.

•	Borrowed the full $150.0 million borrowing capacity of our unsecured term loan facility;

•
Completed the previously existing at-the-market stock offering program (the “2014 At-The-Market Program”), and commenced a new at-the-market stock offering program (the “2018 At-The-Market Program”) under which we may currently offer and sell shares of our common stock with an aggregate gross sales price of up to $500.0 million. During 2018, a total of 1,817,195 shares of common stock were issued under both programs for aggregate net proceeds of $132.1 million. Under the 2018 At-The-Market-Program, we may, at our discretion, enter into forward equity sale agreements;

•
Issued $50.0 million of 8-year 4.30% unsecured senior notes and $200.0 million of 8-year 4.35% unsecured senior notes maturing in July 2026 and October 2026, respectively, in connection with a private placement;

•
Entered into forward equity sale agreements in connection with an underwritten public offering of 5,000,000 common shares at an initial gross offering price of $360.5 million, or $72.10 per share. The full amount of this offering remains available for future settlement as of the date of this filing;

•	Issued $400.0 million aggregate principal amount of 10-year, 4.750% senior unsecured notes maturing in December 2028 in an underwritten public offering; and

•	Completed the early redemption of all $250.0 million of the Company’s 6.625% unsecured senior notes due June 2020, resulting in a $12.6 million loss on early extinguishment of debt.

Liquidity Sources

Unsecured Revolving Credit Facility and Term Loan Facility

The following table summarizes the balance and terms of our unsecured revolving credit facility as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
	(in thousands)
Outstanding borrowings	$45,000	$—
Remaining borrowing capacity	705,000	750,000
Total borrowing capacity (1)	$750,000	$750,000
Interest rate (2)	3.48%	2.56%
Facility fee-annual rate (3)	0.200%
Maturity date	July 2022
_______________

(1)
We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $600.0 million under an accordion feature under the terms of the unsecured revolving credit facility and unsecured term loan facility.

(2)	Our unsecured revolving credit facility interest rate was calculated based on the contractual rate of LIBOR plus 1.000% as of December 31, 2018 and 2017, respectively.

(3)
Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of December 31, 2018 and 2017, $4.7 million and $6.0 million of unamortized deferred financing costs, respectively, which are included in prepaid expenses and other assets, net on our consolidated balance sheets, remained to be amortized through the maturity date of our unsecured revolving credit facility.

We intend to borrow under the unsecured revolving credit facility as necessary for general corporate purposes, to finance development and redevelopment expenditures, to fund potential acquisitions and to potentially repay long-term debt.

In the first quarter of 2018, we borrowed the full $150.0 million borrowing capacity of our unsecured term loan facility. In connection with the funding of the outstanding borrowings, we transferred $30.0 million of outstanding borrowings under the unsecured revolving credit facility to the balance of our unsecured term loan facility. As a result, only $120.0 million of cash proceeds were received from the funding of the unsecured term loan facility. The following table summarizes the balance and terms of our unsecured term loan facility as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
	(in thousands)
Outstanding borrowings	$150,000	$—
Remaining borrowing capacity	—	150,000
Total borrowing capacity (1)	$150,000	$150,000
Interest rate (2)	3.49%	2.66%
Undrawn facility fee-annual rate (3)	0.200%
Maturity date	July 2022
________________________

(1)
As of December 31, 2018 and 2017, $0.9 million and $1.2 million of unamortized deferred financing costs, respectively, remained to be amortized through the maturity date of our unsecured term loan facility.

(2)	Our unsecured term loan facility interest rate was calculated based on the contractual rate of LIBOR plus 1.100% as of December 31, 2018 and 2017.

(3)	Prior to borrowing the full capacity of our unsecured term loan facility, the undrawn facility fee was calculated based on any unused borrowing capacity and was paid on a quarterly basis.

Capital Recycling Program

In connection with our capital recycling strategy, through December 31, 2018, we completed the sale of 11 properties to unaffiliated third parties for gross sales proceeds totaling approximately $373.0 million. During 2017, we completed the sale of 11 office properties and one undeveloped land parcel located in San Diego, California to unaffiliated third parties for total gross sales proceeds of $186.6 million. See “—Factors that May Influence Future Operations” and Note 4 “Dispositions” to our consolidated financial statements included in this report for additional information.

We currently anticipate that in 2019 we could raise additional capital through our dispositions program ranging from approximately $150 million to $350 million. However, any potential future disposition transactions will depend on market conditions and other factors including but not limited to our capital needs and our ability to defer some or all of the taxable gains on the sales. In addition, we cannot assure you that we will dispose of any additional properties or that we will be able to identify and complete the acquisition of suitable replacement properties to effect Section 1031 Exchanges to defer some or all of the taxable capital gains related to our capital recycling program.

Forward Equity Offering

On August 8, 2018, the Company entered into forward equity sale agreements with certain financial institutions acting as forward purchasers in connection with an offering of 5,000,000 shares of common stock at an initial gross offering price of $360.5 million, or $72.10 per share, before underwriting discounts, commissions and offering expenses. The forward purchasers borrowed and sold an aggregate of 5,000,000 shares in the offering. The Company did not receive any proceeds from the sale of its shares of common stock by the forward purchasers at the time of the offering. The Company currently expects to fully physically settle the forward sale agreements and receive cash proceeds upon one or more settlement dates, at the Company’s discretion, prior to the final settlement date under the forward sale agreements of August 1, 2019. The forward sale price that we expect to receive upon physical settlement of the forward equity sale agreements, which was initially $71.68 per share, will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers’ stock borrowing costs and (iii) the Company’s scheduled dividends during the term of the forward equity sale agreements. The full amount of this offering remains available for future settlement as of the date of this report.

At-The-Market Stock Offering Program

During the year ended December 31, 2018, the Company completed the 2014 At-The-Market Program and in June 2018 commenced the 2018 At-The-Market Program under which we may offer and sell shares of our common stock with an aggregate gross sales price of up to $500.0 million. Under the 2018 At-The-Market-Program, the Company may, at its discretion, enter into forward equity sale agreements (see “Note 13. Stockholders’ Equity of the Company” to our consolidated financial statements included in this report for additional information). During the year ended December 31, 2018, under the 2014 At-The-Market Program, we sold 1,369,729 shares of common stock and completed the program. Since commencement of the 2018 At-The-Market Program through December 31, 2018, we have sold 447,466 shares of common stock, none of which were sold under forward equity sale agreements. Approximately $466.2 million remains available to be sold under this program.

The following table sets forth information regarding sales of our common stock under our at-the-market offering programs for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
	(in millions, except share and per share data)
Shares of common stock sold during the year	1,817,195	235,077
Weighted average price per share of common stock	$73.64	$75.40
Aggregate gross proceeds	$133.8	$17.7
Aggregate net proceeds after selling commissions	$132.1	$17.5

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

Unsecured Senior Notes - Private Placement

In May 2018, the Operating Partnership entered into a purchase agreement in a private placement (the “2018 Note Purchase Agreement”) in connection with the issuance and sale of $50.0 million principal amount of the Operating Partnership’s 4.30% Senior Notes, Series A, due July 18, 2026 (the “Series A Notes due 2026”), and $200.0 million principal amount of the Operating Partnership’s 4.35% Senior Notes, Series B, due October 18, 2026 (the “Series B Notes due 2026” and, together with the Series A Notes due 2026, the “Series A and B Notes due 2026”). The Company drew the full amount of the Series A Notes due 2026 on July 18, 2018. On October 22, 2018, the Company drew the full amount of the Series B Notes due 2026. As of December 31, 2018, there was $50.0 million and $200.0 million issued and outstanding aggregate principal amount of Series A and B Notes due 2026, respectively.

Unsecured Senior Notes - Registered Offerings

In November 2018, the Operating Partnership engaged in an underwritten public offering in connection with the issuance and sale of $400.0 million aggregate principal amount of 4.750% senior notes due 2028. The notes will pay interest semi-annually at a rate of 4.750% per annum on June 15 and December 15 each year, commencing on June 15, 2019, and mature on December 15, 2028. The Operating Partnership intends to allocate an amount equal to the net proceeds from the offering to one or more Eligible Green Projects (as defined in the prospectus supplement related to the offering). Pending the allocation of an amount equal to the net proceeds from the offering to Eligible Green Projects, a portion of the net proceeds were used to early redeem the $250.0 million aggregate principal amount of our outstanding 6.625% unsecured senior notes that were scheduled to mature on June 1, 2020.

Unsecured and Secured Debt

The aggregate principal amount of the unsecured and secured debt of the Operating Partnership outstanding as of December 31, 2018 was as follows:

Aggregate Principal Amount Outstanding (1)
(in thousands)
Unsecured Line of Credit	$45,000
Unsecured Term Loan Facility	150,000
Unsecured Senior Notes due 2023	300,000
Unsecured Senior Notes due 2024	425,000
Unsecured Senior Notes due 2025	400,000
Unsecured Senior Notes Series A & B due 2026	250,000
Unsecured Senior Notes due 2028	400,000
Unsecured Senior Notes due 2029	400,000
Unsecured Senior Notes Series A & B due 2027 & 2029	250,000
Secured Debt	335,811
Total Unsecured and Secured Debt	2,955,811
Less: Unamortized Net Discounts and Deferred Financing Costs (1)	(23,210)
Total Debt, Net	$2,932,601
________________________

(1)
Includes $17.4 million of unamortized deferred financing costs on the unsecured term loan facility, unsecured senior notes, and secured debt, $6.6 million of unamortized discounts for the unsecured senior notes and $0.8 million of unamortized premiums for the secured debt. Excludes unamortized deferred financing costs on the unsecured revolving credit facility.

Debt Composition

The composition of the Operating Partnership’s aggregate debt balances between secured and unsecured and fixed-rate and variable-rate debt as of December 31, 2018 and 2017 was as follows:

	Percentage of Total Debt (1)		Weighted Average Interest Rate(1)
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Secured vs. unsecured:
Unsecured (2)	88.6%	85.6%	4.0%	4.2%
Secured	11.4%	14.4%	4.4%	4.4%
Variable-rate vs. fixed-rate:
Variable-rate (2)	6.6%	—%	3.5%	—%
Fixed-rate (3)	93.4%	100.0%	4.1%	4.2%
Stated rate (3)			4.1%	4.2%
GAAP effective rate (4)			4.0%	4.2%
GAAP effective rate including debt issuance costs			4.2%	4.4%
________________________

(1)	As of the end of the period presented.

(2)	As of December 31, 2017, there were no outstanding balances on both the unsecured revolving credit facility and the unsecured term loan facility.

(3)	Excludes the impact of the amortization of any debt discounts/premiums and deferred financing costs
(4) Includes the impact of the amortization of any debt discounts/premiums, excluding deferred financing costs.

Liquidity Uses

Contractual Obligations

The following table provides information with respect to our contractual obligations as of December 31, 2018. The table: (i) indicates the maturities and scheduled principal repayments of our secured and unsecured debt outstanding as of December 31, 2018; (ii) indicates the scheduled interest payments of our fixed-rate debt as of December 31, 2018; (iii) provides information about the minimum commitments due in connection with our ground lease obligations and other lease and contractual commitments; and (iv) provides estimated development commitments as of December 31, 2018. Note that the table does not reflect our available debt maturity extension options and reflects gross aggregate principal amounts before the effect of unamortized discounts/premiums. We did not have any variable-rate debt outstanding as of December 31, 2018.

	Payment Due by Period
	Less than 1 Year (2019)	2-3 Years (2020-2021)	4-5 Years (2022-2023)	More than 5 Years (After 2023)	Total
	(in thousands)
Principal payments: secured debt (1)	$76,309	$10,479	$11,329	$237,694	$335,811
Principal payments: unsecured debt (2)	—	—	495,000	2,125,000	2,620,000
Interest payments: fixed-rate debt (3)	109,479	217,461	205,682	323,736	856,358
Interest payments: variable-rate debt (4)	5,235	10,470	3,083	—	18,788
Interest payments: unsecured revolving credit facility (5)	1,566	3,132	922	—	5,620
Ground lease obligations (6)	5,154	10,308	10,308	233,619	259,389
Lease and other contractual commitments (7)	168,000	9,000	100	—	177,100
Development commitments (8)	412,000	371,000	—	—	783,000
Total	$777,743	$631,850	$726,424	$2,920,049	$5,056,066
___________

(1)	Represents gross aggregate principal amount before the effect of the unamortized premium and deferred financing costs of approximately $0.8 million and $1.0 million as of December 31, 2018.

(2)	Represents gross aggregate principal amount before the effect of the unamortized discount and deferred financing costs of approximately $6.6 million and $16.3 million as of December 31, 2018.

(3)
As of December 31, 2018, 93.4% of our debt was contractually fixed. The information in the table above reflects our projected interest rate obligations for these fixed-rate payments based on the contractual interest rates on an accrual basis and scheduled maturity dates.

(4)
As of December 31, 2018, 5.1% of our debt bore interest at variable rates which was incurred under the unsecured term loan facility. The variable interest rate payments are based on the contractual rate of LIBOR plus 1.100% as of December 31, 2018. The information in the table above reflects our projected interest rate obligations for these variable-rate payments based on the outstanding principal balance as of December 31, 2018, the scheduled interest payment dates and the contractual maturity date.

(5)
As of December 31, 2018, 1.5% of our debt bore interest at variable rates which was incurred under the unsecured revolving credit facility. The variable interest rate payments are based the contractual rate of LIBOR plus 1.000% as of December 31, 2018. The information in the table above reflects our projected interest rate obligations for these variable-rate payments based on the outstanding principal balances as of December 31, 2018, the scheduled interest payment dates and the contractual maturity date.

(6)
Reflects minimum lease payments through the contractual lease expiration date before the impact of extension options. See Note 18 “Commitments and Contingencies” to our consolidated financial statements included in this report for further information.

(7)
Amounts represent cash commitments under signed leases and contracts for operating properties, excluding tenant-funded tenant improvements, and for other contractual commitments. The timing of these expenditures may fluctuate.

(8)
Amounts represent commitments under signed leases for pre-leased development projects and contractual commitments for projects in the tenant improvement phase and under construction as of December 31, 2018. The timing of these expenditures may fluctuate based on the ultimate progress of construction. We may start additional construction in 2019 (see “—Development” for additional information).

Other Liquidity Uses

Development

As of December 31, 2018, we had three development projects under construction.  These projects have a total estimated investment of approximately $1.6 billion, of which we have incurred approximately $798.8 million and committed an additional $653.0 million as of December 31, 2018. In addition, as of December 31, 2018, we had two development projects in the tenant improvement phase. These projects have a total estimated investment of approximately $855.0 million of which we have incurred approximately $710.0 million, net of retention, and committed an additional $129.0 million as of December 31, 2018. Including the information in the table above we currently believe we may spend between $500.0 million to $600.0 million on development projects throughout 2019.  Ultimate timing of these expenditures may fluctuate given construction progress and leasing status of the projects.  We expect that any material additional development activities will be funded with borrowings under the unsecured revolving credit facility, the public or private issuance of debt or equity securities, the disposition of assets under our capital recycling program, or strategic venture opportunities.

Debt Maturities

We believe our conservative leverage and staggered debt maturities provide us with financial flexibility and enhance our ability to obtain additional sources of liquidity if necessary, and, therefore, we believe we are well-positioned to refinance or repay maturing debt and to pursue our strategy of seeking attractive acquisition opportunities, which we may finance, as necessary, with future public and private issuances of debt and equity securities. However, we can provide no assurance that we will have access to the public or private debt or equity markets in the future on favorable terms or at all. In February 2019, we repaid, at par, a secured mortgage note payable with a balance of $74.5 million at December 31, 2018 that was due to mature in June 2019. Our next debt maturities occur in July 2022.

Potential Future Acquisitions

During the year ended December 31, 2018, we acquired four office buildings and a 39-acre development site for a total of $565.2 million in cash. During 2017, we acquired a 1.2 acre development site in the Little Italy neighborhood of San Diego, California for $19.4 million in cash. These transactions were funded through various capital raising activities and liquidity as discussed in “—Liquidity Sources”

As discussed in the section “—Factors That May Influence Future Results of Operations - Acquisitions,” we continue to evaluate strategic opportunities and remain a disciplined buyer of development and redevelopment opportunities as well as value-add operating properties, dependent on market conditions and business cycles, among other factors.  We continue to focus on growth opportunities in West Coast markets populated by knowledge and creative based tenants in a variety of industries, including technology, media, healthcare, life sciences, entertainment and professional services.  Any material acquisitions will be funded with borrowings under the unsecured revolving credit facility, the public or private issuance of debt or equity securities, the disposition of assets under our capital recycling program, the formation of strategic ventures or through the assumption of existing debt. We cannot provide assurance that we will enter into any agreements to acquire properties, or undeveloped land, or that the potential acquisitions contemplated by any agreements we may enter into in the future will be completed.

Share Repurchases

On February 23, 2016, the Company’s Board of Directors approved a 4,000,000 share increase to the Company’s existing share repurchase program bringing the total current repurchase authorization to 4,988,025 shares. As of December 31, 2018, 4,935,826 shares remain eligible for repurchase under the Company’s share repurchase program. Under this program, repurchases may be made in open market transactions at prevailing prices or through privately negotiated transactions. We may elect to repurchase shares of our common stock under this program in the future depending upon various factors, including market conditions, the trading price of our common stock and our other uses of capital. This program does not have a termination date, and repurchases may be discontinued at any time. We intend to fund repurchases, if any, primarily with the proceeds from property dispositions.

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

For properties within our stabilized portfolio, excluding our development properties, we believe we could spend approximately $15.0 million to $20.0 million in capital improvements, tenant improvements and leasing costs in 2019, in addition to the lease and contractual commitments included in our contractual obligations table above. The amount we ultimately spend will depend on leasing activity during 2019.

The following table sets forth our historical actual capital expenditures, and tenant improvements and leasing costs for deals commenced, excluding tenant-funded tenant improvements, for renewed and re-tenanted space within our stabilized portfolio for each of the years ended December 31, 2018, 2017 and 2016 on a per square foot basis.

	Year Ended December 31,
	2018	2017	2016
Office Properties:(1)
Capital Expenditures:
Capital expenditures per square foot	$2.00	$1.18	$1.58
Tenant Improvement and Leasing Costs (2)
Replacement tenant square feet (3)	717,427	825,653	583,461
Tenant improvements per square foot commenced	$41.87	$55.10	$40.98
Leasing commissions per square foot commenced	$14.77	$16.36	$14.30
Total per square foot	$56.64	$71.46	$55.28
Renewal tenant square feet	1,161,596	944,865	476,011
Tenant improvements per square foot commenced	$26.64	$21.66	$10.66
Leasing commissions per square foot commenced	$14.55	$6.80	$7.90
Total per square foot	$41.19	$28.46	$18.56
Total per square foot per year	$7.24	$8.09	$7.05
Average remaining lease term (in years)	6.5	6.0	5.5
________________________

(1)	Excludes development properties and includes 100% of consolidated property partnerships.

(2)	Includes tenants with lease terms of 12 months or longer. Excludes leases for month-to-month and first generation tenants.

(3)	Excludes leases for which the space was vacant for longer than one year, or vacant when the property was acquired by the Company.

Capital expenditures per square foot increased in 2018 as compared to 2017 due to an increase in general building improvements during 2018 primarily in the Greater Los Angeles, San Diego and Greater Seattle markets, driven by tenant-related, market-ready and repositioning work. We currently anticipate capital expenditures for 2019 to be more consistent with 2016 levels. Replacement tenant improvements and leasing commissions decreased in 2018 as compared to 2017 primarily due to the number of large leases commenced and related higher replacement costs in 2017. Renewal tenant improvements and leasing commissions per square foot increased in 2018 as compared to 2017 primarily due to the number of large leases renewed in the San Francisco Bay Area and Greater Seattle markets, as well as higher overall rental rates on leases signed in 2018. We currently anticipate tenant improvement and leasing commissions for 2019 to be slightly higher than 2018 levels due to the leases executed in 2018, including early renewals of 2019 lease expirations; however, ultimate costs incurred will depend upon market conditions in each of our submarkets and actual leasing activity.

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

Debt Covenants

The unsecured revolving credit facility, unsecured term loan facility, unsecured term loan, unsecured senior notes and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key existing financial covenants and their covenant levels include:

Unsecured Credit and Term Loan Facility and Private Placement Notes (as defined in the applicable Credit Agreements):	Covenant	Actual Performance as of December 31, 2018
Total debt to total asset value	less than 60%	28%
Fixed charge coverage ratio	greater than 1.5x	3.4x
Unsecured debt ratio	greater than 1.67x	3.06x
Unencumbered asset pool debt service coverage	greater than 1.75x	4.43x

Unsecured Senior Notes due 2023, 2024, 2025, 2028 and 2029 (as defined in the applicable Indentures):
Total debt to total asset value	less than 60%	34%
Interest coverage	greater than 1.5x	9.6x
Secured debt to total asset value	less than 40%	4%
Unencumbered asset pool value to unsecured debt	greater than 150%	299%

The Operating Partnership was in compliance with all of its debt covenants as of December 31, 2018. Our current expectation is that the Operating Partnership will continue to meet the requirements of its debt covenants in both the short and long term. However, in the event of an economic slowdown or continued volatility in the credit markets, there is no certainty that the Operating Partnership will be able to continue to satisfy all the covenant requirements.

Consolidated Historical Cash Flow Summary

The following summary discussion of our consolidated historical cash flow is based on the consolidated statements of cash flows in Item 15. “Exhibits and Financial Statement Schedules” and is not meant to be an all-inclusive discussion of the changes in our cash flow for the periods presented below. Changes in our cash flow include changes in cash and cash equivalents and restricted cash. Our historical cash flow activity for the year ended December 31, 2018 as compared to the year ended December 31, 2017 is as follows:

	Year Ended December 31,
	2018	2017	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$410,043	$347,012	$63,031	18.2%
Net cash used in investing activities	(808,915)	(359,102)	(449,813)	125.3%
Net cash provided by (used in) financing activities	503,108	(171,241)	674,349	393.8%
Net increase (decrease) in cash and cash equivalents	$104,236	$(183,331)	$287,567	156.9%

Operating Activities

Our cash flows from operating activities depends on numerous factors including the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, the level of operating expenses, the impact of property acquisitions, completed development projects and related financing activities, and other general and administrative costs. Our net cash provided by operating activities increased by $63.0 million, or 18.2%, for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily as a result of net changes in other assets and liabilities related to the timing of expenditures.

Investing Activities

Our cash flows from investing activities is generally used to fund development and operating property acquisitions, expenditures for development projects, and recurring and nonrecurring capital expenditures for our operating properties, net of proceeds received from dispositions of real estate assets. Our net cash used in investing activities increased by $449.8 million, or 125.3%, for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to development and operating property acquisitions totaling $568.6 million for the year ended December 31, 2018 compared to $19.8 million for the year ended December 31, 2017, as well as an increase in spending on development projects and operating property leasing and capital expenditures during the year ended December 31, 2018, partially offset by $181.8 million of higher net proceeds received from dispositions during the year ended December 31, 2018.

Financing Activities

Our cash flows from financing activities is principally impacted by our capital raising activities, net of dividends and distributions paid to common and preferred security holders. During the year ended December 31, 2018 we had net cash provided by financing activities of $503.1 million compared to net cash used in financing activities during the year ended December 31, 2017 of $171.2 million, primarily due to higher borrowings and issuances of unsecured debt during the year ended December 31, 2018, as well as $200.0 million of cash paid to redeem the Company’s Series G Preferred Stock and Series H Preferred stock and $184.3 million of special dividends paid during the year ended December 31, 2017.

Off-Balance Sheet Arrangements

As of December 31, 2018 and as of the date this report was filed, we did not have any off-balance sheet transactions, arrangements, or obligations, including contingent obligations.

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

The following table presents our FFO for the years ended 2018, 2017, 2016, 2015 and 2014:

	Year ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Net income available to common stockholders	$258,415	$151,249	$280,538	$220,831	$166,969
Adjustments:
Net income attributable to noncontrolling common units of the Operating Partnership	5,193	3,223	6,635	4,339	3,589
Net income attributable to noncontrolling interests in consolidated property partnerships	14,318	12,780	3,375	184	—
Depreciation and amortization of real estate assets	249,882	241,862	213,156	201,480	202,108
Gains on sales of depreciable real estate	(142,926)	(39,507)	(164,302)	(109,950)	(121,922)
Funds From Operations attributable to noncontrolling interests in consolidated property partnerships	(24,391)	(22,820)	(5,660)	(272)	—
Funds From Operations (1) (2)	$360,491	$346,787	$333,742	$316,612	$250,744
_______________________

(1)	Reported amounts are attributable to common stockholders, common unitholders and restricted stock unitholders.

(2)
FFO available to common stockholders and unitholders includes amortization of deferred revenue related to tenant-funded tenant improvements of $18.4 million, $16.8 million, $13.2 million, $13.3 million and $11.0 million for the years ended December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

The following table presents our weighted average shares of common stock and common units outstanding for the years ended 2018, 2017, 2016, 2015 and 2014:

	Year Ended December 31,
	2018	2017	2016	2015	2014
Weighted average shares of common stock outstanding	99,972,359	98,113,561	92,342,483	89,854,096	83,090,235
Weighted average common units outstanding	2,052,917	2,133,006	2,429,205	1,791,482	1,804,263
Effect of participating securities – nonvested shares and restricted stock units	1,142,053	1,196,044	1,139,669	1,170,571	1,228,807
Total basic weighted average shares / units outstanding	103,167,329	101,442,611	95,911,357	92,816,149	86,123,305
Effect of dilutive securities – Exchangeable Notes, shares issuable under executed forward equity sale agreements, stock options and contingently issuable shares	510,006	613,770	680,551	541,679	1,877,485
Total diluted weighted average shares / units outstanding	103,677,335	102,056,381	96,591,908	93,357,828	88,000,790

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

The primary market risk we face is interest rate risk. We seek to mitigate this risk by following established risk management policies and procedures. These policies include maintaining prudent amounts of debt, including a greater amount of fixed-rate debt as compared to variable-rate debt in our portfolio, and may include the periodic use of derivative instruments. As of December 31, 2018 and 2017, we did not have any interest-rate sensitive derivative assets or liabilities. Information about our changes in interest rate risk exposures from December 31, 2017 to December 31, 2018 is incorporated herein by reference from “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Operating Partnership.”

Interest Rate Risk

As of December 31, 2018, 6.6% of our total outstanding debt of $3.0 billion (before the effects of debt discounts, premiums and deferred financing costs) was subject to variable interest rates. The remaining 93.4% bore interest at fixed rates. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. In general, interest rate fluctuations applied to our variable-rate debt will impact our future earnings and cash flows. Conversely, interest rate fluctuations applied to our fixed-rate debt will generally not impact our future earnings and cash flows, unless such instruments mature or are otherwise terminated and need to be refinanced. However, interest rate fluctuations will impact the fair value of the fixed-rate debt instruments.

We generally determine the fair value of our secured debt, unsecured debt, and unsecured line of credit by performing discounted cash flow analyses using an appropriate market discount rate. We calculate the market rate by obtaining period-end treasury rates for maturities that correspond to the maturities of our fixed-rate debt and then adding an appropriate credit spread based on information obtained from third-party financial institutions. These credit spreads take into account factors, including but not limited to, our credit profile, the tenure of the debt, amortization period, whether the debt is secured or unsecured, and the loan-to-value ratio of the debt to the collateral, amongst other factors. These calculations are significantly affected by the assumptions used, including the discount rate, credit spreads and estimates of future cash flow. We calculate the market rate of our unsecured revolving credit facility and unsecured term loan facility by obtaining the period-end London Interbank Offered Rate (“LIBOR”) and then adding an appropriate credit spread based on our credit ratings, and the amended terms of our unsecured revolving credit facility and unsecured term loan facility agreement. We determine the fair value of each of our publicly traded unsecured senior notes based on their quoted trading price at the end of the reporting period, if such prices are available. See Note 19 “Fair Value Measurements and Disclosures” and Note 2 “Basis of Presentation and Significant Accounting Policies” in the consolidated financial statements included in this report for additional information on the fair value of our financial assets and liabilities as of December 31, 2018 and December 31, 2017.

At December 31, 2018, the total outstanding balance of our variable-rate debt was comprised of borrowings on our unsecured revolving facility of $45.0 million and unsecured term loan facility of $150.0 million, which were indexed to LIBOR plus a spread of 1.00% (weighted average interest rate of 3.48%) and LIBOR plus a spread of 1.10% (weighted average interest rate of 3.49%), respectively. As of December 31, 2017, there were no outstanding balances on both our $750.0 million unsecured revolving credit facility and our $150.0 million unsecured term loan facility, but both were available for borrowing at the following variable rates: LIBOR plus a spread of 1.00% (weighted average interest rate of 2.56%) and LIBOR plus a spread of 1.10% (weighted average interest rate of 2.66%), respectively. Assuming no changes in the outstanding balance of our existing variable-rate debt as of December 31, 2018, a 100 basis point increase in the LIBOR rate would have increased our projected annual interest expense, before the effect of capitalization, by approximately $2.0 million.

The total carrying value of our fixed-rate debt was approximately $2.7 billion and $2.3 billion as of December 31, 2018 and 2017, respectively. The total estimated fair value of our fixed-rate debt was approximately $2.7 billion and $2.4 billion as of December 31, 2018 and 2017, respectively. For sensitivity purposes, a 100 basis point increase in the discount rate equates to a decrease in the total fair value of our fixed-rate debt of approximately $165.3 million, or 6.1%, as of December 31, 2018. Comparatively, a 100 basis point increase in the discount rate equates to a decrease in the total fair value of our fixed-rate debt of approximately $145.0 million, or 6.0%, as of December 31, 2017.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. ARRC has proposed a paced market transition plan to SOFR from LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. As our variable-rate debt is indexed to LIBOR, we are monitoring this activity and evaluating the related risks.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2018, the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is supported by written policies and procedures and by an appropriate segregation of responsibilities and duties. The Company has used the criteria set forth in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess our internal control over financial reporting. Based upon this assessment, management concluded that internal control over financial reporting operated effectively as of December 31, 2018.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited the Company’s financial statements and has issued a report on the effectiveness of the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Kilroy Realty Corporation
Los Angeles, California

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Kilroy Realty Corporation (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 14, 2019, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
February 14, 2019

Kilroy Realty, L.P.

The Operating Partnership maintains disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Operating Partnership’s reports under the Exchange Act, is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of its general partner, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of its general partner, of the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2018, the end of the period covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of its general partner concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is supported by written policies and procedures and by an appropriate segregation of responsibilities and duties. The Operating Partnership has used the criteria set forth in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess our internal control over financial reporting. Based upon this assessment, management concluded that internal control over financial reporting operated effectively as of December 31, 2018.

Deloitte & Touche LLP, the Operating Partnership’s independent registered public accounting firm, has audited the Operating Partnership’s financial statements and has issued a report on the effectiveness of the Operating Partnership’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Kilroy Realty, L.P.
Los Angeles, California

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Kilroy Realty, L.P. (the “Operating Partnership”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements as of and for the year ended December 31, 2018, of the Operating Partnership and our report dated February 14, 2019, expressed an unqualified opinion on those financial statements.

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
February 14, 2019

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2019.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2019.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2019.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2019.

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

4.4	Registration Rights Agreement, dated July 31, 2012 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2012)
4.5
Officers’ Certificate pursuant to Sections 101, 201, 301 and 303 of the Indenture dated March 1, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “3.800% Notes due 2023,” including the form of 3.800% Notes due 2023 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 14, 2013)

4.6
Indenture, dated March 1, 2011, by and among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit to the Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on October 2, 2013)

4.7
Supplemental Indenture, dated July 5, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit to the Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on October 2, 2013)

4.8
Officers’ Certificate pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “4.25% Senior Notes due 2029,” including the form of 4.25% Senior Notes due 2029 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on August 6, 2014)

4.9
Officers’ Certificate, dated September 16, 2015, pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “4.375% Senior Notes due 2025,” including the form of 4.375% Senior Notes due 2025 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on September 16, 2015)

4.10
Officers’ Certificate, dated December 11, 2017, pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “3.450% Senior Notes due 2024,” including the form of 3.450% Senior Notes due 2024 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 11, 2017)

4.11
Officers’ Certificate, dated November 29, 2018, pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, as amended and supplemented, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “4.750% Senior Notes due 2028,” including the form of 4.750% Senior Note due 2028 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 29, 2018)

4.12
The Company is party to agreements in connection with long-term debt obligations, none of which individually exceeds ten percent of the total assets of the Company on a consolidated basis. Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Company agrees to furnish copies of these agreements to the Commission upon request

10.1
Pledge Agreement by and among Kilroy Realty, L.P., John B. Kilroy, Sr., John B. Kilroy, Jr. and Kilroy Industries (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553))

10.2†
1997 Stock Option and Incentive Plan of the Registrant and Kilroy Realty, L.P. (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553))

10.3
License Agreement by and among the Registrant and the other persons named therein (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 4 to Form S-11 (No. 333-15553))

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

10.8†	Form of Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2013)
10.9†	Form of Stock Award Deferral Program Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2013)
10.10†	Form of Performance-Vest Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2014)
10.11†	Form of Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2014)
10.12†
Form of Restricted Stock Unit Agreement for Non-Employee Members of the Board of Directors (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2014)

10.13†	Form of Performance-Vest Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2015)
10.14†	Form of Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2015)
10.15†
Form of Restricted Stock Unit Agreement for Non-Employee Members of the Board of Directors (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2015)

10.16†
Amended and Restated Employment Agreement and Non-Competition Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Jeffrey C. Hawken effective as of December 31, 2015 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2015)

10.17†
Kilroy Realty Corporation 2006 Incentive Award Plan Restricted Stock Unit Agreement by and between Kilroy Realty Corporation and Jeffrey C. Hawken, dated January 9, 2016 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2016)

10.18†
Amended and Restated Employment Agreement and Non-Competition Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Tyler H. Rose effective as of January 28, 2016 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2016)

10.19†
Amended and Restated Employment Agreement and Non-Competition Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Justin W. Smart effective as of January 28, 2016 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2016)

10.20†	Kilroy Realty Corporation Director Compensation Policy effective as of April 1, 2018 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2018.
10.21†
Employment Agreement, as amended and restated December 27, 2018, by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and John B. Kilroy, Jr. (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 31, 2018)

10.22†
Kilroy Realty Corporation 2006 Incentive Award Plan Restricted Stock Unit Agreement by and between Kilroy Realty Corporation and John B. Kilroy, Jr., dated December 27, 2018 (with retirement as to Time-Based RSUs) (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 31, 2018)

10.23†
Kilroy Realty Corporation 2006 Incentive Award Plan Restricted Stock Unit Agreement by and between Kilroy Realty Corporation and John B. Kilroy, Jr., dated December 27, 2018 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 31, 2018)

10.24†*	Form of Restricted Stock Unit Agreement for 2006 Incentive Award Plan
10.25	Note Purchase Agreement dated September 14, 2016 (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on September 14, 2016)
10.26
Amendment to Note Purchase Agreement dated May 11, 2018 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 14, 2018)

10.27	Form of Time Sharing Agreement of Kilroy Realty, L.P. (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended September 30, 2016)
10.28	Promissory Note, dated November 29, 2016 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2017)
10.29
Loan Agreement, dated November 29, 2016, by and between KR WMC, LLC and Massachusetts Mutual Life Insurance Company (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2017)

10.30
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated November 29, 2016 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2017)

10.31	Assignment of Leases and Rents, dated November 29, 2016 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2017)
10.32	Recourse Guaranty Agreement, dated November 29, 2016 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2017)
10.33
Environmental Indemnification Agreement, dated November 29, 2016 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2017)

10.34†
Kilroy Realty Corporation 2007 Deferred Compensation Plan, as amended and restated effective January 1, 2017 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2016)

10.35	General Partner Guaranty Agreement, dated February 17, 2017 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-Q for the quarter ended March 31, 2017)
10.36†	Kilroy Realty 2006 Incentive Award Plan (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 23, 2017)
10.37
Second Amended and Restated Credit Agreement dated as of July 24, 2017 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-Q for the quarter ended June 30, 2017)

10.38
Second Amended and Restated Guaranty dated as of July 24, 2017 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-Q for the quarter ended on June 30, 2017)

10.39
Note Purchase Agreement dated May 11, 2018 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 14, 2018)

10.40
Sales Agreement, dated June 5, 2018, between and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Jefferies LLC, J.P. Morgan Securities LLC, Raymond James & Associates, Inc., RBC Capital Markets, LLC, Scotia Capital (USA) Inc. and SMBC Nikko Securities America, Inc. as Agents, and the Forward Purchasers (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on June 5, 2018)

10.41
Forward Sale Agreement dated August 8, 2018, among Kilroy Realty Corporation and Barclays Bank PLC, as Forward Purchaser (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on August 13, 2018)

10.42
Forward Sale Agreement dated August 8, 2018, among Kilroy Realty Corporation and Citibank, N.A., as Forward Purchaser (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on August 13, 2018)

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
101.1
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Capital, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.(1)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Kilroy Realty Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 14, 2019.

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

Name	Title	Date

/s/ John Kilroy	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 14, 2019
John Kilroy
/s/ Tyler H. Rose	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 14, 2019
Tyler H. Rose
/s/ Heidi R. Roth	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 14, 2019
Heidi R. Roth
/s/ Edward F. Brennan, PhD	Director	February 12, 2019
Edward F. Brennan, PhD
/s/ Jolie Hunt	Director	February 12, 2019
Jolie Hunt
/s/ Scott S. Ingraham	Director	February 12, 2019
Scott S. Ingraham
/s/ Gary R. Stevenson	Director	February 12, 2019
Gary R. Stevenson
/s/ Peter B. Stoneberg	Director	February 12, 2019
Peter B. Stoneberg

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Kilroy Realty, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 14, 2019.

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

Name	Title	Date

/s/ John Kilroy	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 14, 2019
John Kilroy
/s/ Tyler H. Rose	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 14, 2019
Tyler H. Rose
/s/ Heidi R. Roth	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 14, 2019
Heidi R. Roth
/s/ Edward F. Brennan, PhD	Director	February 12, 2019
Edward F. Brennan, PhD
/s/ Jolie Hunt	Director	February 12, 2019
Jolie Hunt
/s/ Scott S. Ingraham	Director	February 12, 2019
Scott S. Ingraham
/s/ Gary R. Stevenson	Director	February 12, 2019
Gary R. Stevenson
/s/ Peter B. Stoneberg	Director	February 12, 2019
Peter B. Stoneberg

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2018 AND 2017
AND FOR THE THREE YEARS ENDED DECEMBER 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Kilroy Realty Corporation
Los Angeles, California

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Kilroy Realty Corporation (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
February 14, 2019

We have served as the Company’s auditor since 1995.

KILROY REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2018	December 31, 2017
ASSETS
REAL ESTATE ASSETS (Notes 2, 3 and 4):
Land and improvements	$1,160,138	$1,076,172
Buildings and improvements	5,207,984	4,908,797
Undeveloped land and construction in progress	2,058,510	1,432,808
Total real estate assets held for investment	8,426,632	7,417,777
Accumulated depreciation and amortization	(1,391,368)	(1,264,162)
Total real estate assets held for investment, net	7,035,264	6,153,615
CASH AND CASH EQUIVALENTS (Note 23)	51,604	57,649
RESTRICTED CASH (Notes 4 and 23)	119,430	9,149
MARKETABLE SECURITIES (Notes 16 and 19)	21,779	20,674
CURRENT RECEIVABLES, NET (Note 6)	20,176	16,926
DEFERRED RENT RECEIVABLES, NET (Note 6)	267,007	246,391
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Notes 3 and 5)	197,574	183,728
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 7)	52,873	114,706
TOTAL ASSETS	$7,765,707	$6,802,838
LIABILITIES AND EQUITY
LIABILITIES:
Secured debt, net (Notes 8, 9 and 19)	$335,531	$340,800
Unsecured debt, net (Notes 8, 9 and 19)	2,552,070	2,006,263
Unsecured line of credit (Notes 8, 9 and 19)	45,000	—
Accounts payable, accrued expenses and other liabilities (Note 18)	374,415	249,637
Accrued dividends and distributions (Notes 13 and 28)	47,559	43,448
Deferred revenue and acquisition-related intangible liabilities, net (Notes 3, 5 and 10)	149,646	145,890
Rents received in advance and tenant security deposits	60,225	56,484
Total liabilities	3,564,446	2,842,522
COMMITMENTS AND CONTINGENCIES (Note 18)
EQUITY (Notes 11 and 13):
Stockholders’ Equity:
Common stock, $.01 par value, 150,000,000 shares authorized, 100,746,988 and 98,620,333 shares issued and outstanding, respectively	1,007	986
Additional paid-in capital	3,976,953	3,822,492
Distributions in excess of earnings	(48,053)	(122,685)
Total stockholders’ equity	3,929,907	3,700,793
Noncontrolling Interests (Note 11):
Common units of the Operating Partnership	78,991	77,948
Noncontrolling interests in consolidated property partnerships (Note 2)	192,363	181,575
Total noncontrolling interests	271,354	259,523
Total equity	4,201,261	3,960,316
TOTAL LIABILITIES AND EQUITY	$7,765,707	$6,802,838

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016
REVENUES:
Rental income	$656,631	$633,896	$574,413
Tenant reimbursements	80,982	76,559	61,079
Other property income (Note 18)	9,685	8,546	7,080
Total revenues	747,298	719,001	642,572
EXPENSES:
Property expenses	133,787	129,971	113,932
Real estate taxes	70,820	66,449	55,206
Provision for bad debts (Note 20)	5,685	3,269	—
Ground leases (Notes 5 and 18)	6,176	6,337	3,439
General and administrative expenses (Note 15)	90,471	60,581	57,029
Acquisition-related expenses (Note 2)	—	—	1,902
Depreciation and amortization (Notes 2 and 5)	254,281	245,886	217,234
Total expenses	561,220	512,493	448,742
OTHER (EXPENSES) INCOME:
Interest income and other net investment (loss) gain (Note 19)	(559)	5,503	1,764
Interest expense (Note 9)	(49,721)	(66,040)	(55,803)
Loss on early extinguishment of debt (Note 9)	(12,623)	(5,312)	—
Net gain (loss) on sales of land (Note 4)	11,825	449	(295)
Gains on sales of depreciable operating properties (Note 4)	142,926	39,507	164,302
Total other income (expenses)	91,848	(25,893)	109,968
NET INCOME	277,926	180,615	303,798
Net income attributable to noncontrolling common units of the Operating Partnership (Notes 2 and 11)	(5,193)	(3,223)	(6,635)
Net income attributable to noncontrolling interests in consolidated property partnerships (Notes 2 and 11)	(14,318)	(12,780)	(3,375)
Total income attributable to noncontrolling interests	(19,511)	(16,003)	(10,010)
NET INCOME ATTRIBUTABLE TO KILROY REALTY CORPORATION	258,415	164,612	293,788
Preferred dividends (Note 13)	—	(5,774)	(13,250)
Original issuance costs of redeemed preferred stock and preferred units (Note 13)	—	(7,589)	—
Total preferred dividends	—	(13,363)	(13,250)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$258,415	$151,249	$280,538
Net income available to common stockholders per share – basic (Note 21)	$2.56	$1.52	$3.00
Net income available to common stockholders per share – diluted (Note 21)	$2.55	$1.51	$2.97
Weighted average shares of common stock outstanding – basic (Note 21)	99,972,359	98,113,561	92,342,483
Weighted average shares of common stock outstanding – diluted (Note 21)	100,482,365	98,727,331	93,023,034

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share/unit data)

	Preferred Stock	Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
		Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AS OF DECEMBER 31, 2015	$192,411	92,258,690	$923	$3,047,894	$(70,262)	$3,170,966	$63,620	$3,234,586
Net income					293,788	293,788	10,010	303,798
Issuance of common stock		451,398	4	31,113		31,117		31,117
Issuance of share-based compensation awards				1,827		1,827		1,827
Non-cash amortization of share-based compensation				26,624		26,624		26,624
Exercise of stock options		286,500	3	12,205		12,208		12,208
Repurchase of common stock, stock options and restricted stock units		(137,126)	(1)	(8,874)		(8,875)		(8,875)
Settlement of restricted stock units for shares of common stock		109,044	1	(1)		—		—
Issuance of common units in connection with acquisition						—	48,033	48,033
Exchange of common units of the Operating Partnership		250,933	2	8,891		8,893	(8,893)	—
Initial contributions by noncontrolling interest in consolidated property partnership, net of transaction costs				328,997		328,997	124,452	453,449
Distributions to noncontrolling interests in consolidated property partnerships						—	(3,615)	(3,615)
Adjustment for noncontrolling interest in the Operating Partnership				8,973		8,973	(8,973)	—
Preferred dividends and distributions					(13,250)	(13,250)		(13,250)
Dividends declared per share of common stock and common unit ($3.375 per share/unit)					(318,273)	(318,273)	(8,312)	(326,585)
BALANCE AS OF DECEMBER 31, 2016	192,411	93,219,439	932	3,457,649	(107,997)	3,542,995	216,322	3,759,317
Net income					164,612	164,612	16,003	180,615
Redemption of Series G & H Preferred stock	(192,411)				(7,589)	(200,000)		(200,000)
Issuance of common stock		4,662,577	46	326,012		326,058		326,058
Issuance of share-based compensation awards				5,890		5,890		5,890
Non-cash amortization of share-based compensation				26,319		26,319		26,319
Exercise of stock options		285,000	4	12,175		12,179		12,179
Settlement of restricted stock units for shares of common stock		317,848	3	(3)		—		—
Repurchase of common stock, stock options and restricted stock units		(168,881)	(2)	(12,984)		(12,986)		(12,986)
Exchange of common units of the Operating Partnership		304,350	3	10,936		10,939	(10,939)	—
Contributions from noncontrolling interests in consolidated property partnerships				—		—	54,604	54,604
Distributions to noncontrolling interests in consolidated property partnerships						—	(16,542)	(16,542)
Adjustment for noncontrolling interest in the Operating Partnership				(3,502)		(3,502)	3,502	—
Preferred dividends and distributions					(5,774)	(5,774)		(5,774)
Dividends declared per share of common stock and common unit ($1.65 per share/unit)					(165,937)	(165,937)	(3,427)	(169,364)
BALANCE AS OF DECEMBER 31, 2017	—	98,620,333	986	3,822,492	(122,685)	3,700,793	259,523	3,960,316
Net income					258,415	258,415	19,511	277,926
Issuance of common stock (Note 13)		1,817,195	18	130,675		130,693		130,693
Issuance of share-based compensation awards (Note 15)				3,926		3,926		3,926
Non-cash amortization of share-based compensation (Note 15)				35,890		35,890		35,890
Exercise of stock options		1,000	—	41		41		41
Settlement of restricted stock units for shares of common stock (Note 15)		488,354	4	(4)		—		—
Repurchase of common stock and restricted stock units (Note 15)		(231,800)	(2)	(16,551)		(16,553)		(16,553)
Exchange of common units of the Operating Partnership		51,906	1	1,961		1,962	(1,962)	—
Contributions from noncontrolling interests in consolidated property partnerships						—	8,273	8,273
Distributions to noncontrolling interests in consolidated property partnerships						—	(11,803)	(11,803)
Adjustment for noncontrolling interest in the Operating Partnership (Note 2)				(1,477)		(1,477)	1,477	—
Dividends declared per share of common stock and common unit ($1.79 per share/unit) (Notes 13 and 28)					(183,783)	(183,783)	(3,665)	(187,448)
BALANCE AS OF DECEMBER 31, 2018	$—	100,746,988	$1,007	$3,976,953	$(48,053)	$3,929,907	$271,354	$4,201,261

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$277,926	$180,615	$303,798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	249,882	241,862	213,156
Depreciation of non-real estate furniture, fixtures and equipment	4,400	4,024	4,078
Increase in provision for bad debts (Note 20)	5,685	3,269	—
Non-cash amortization of share-based compensation awards (Note 15)	27,932	19,046	21,064
Non-cash amortization of deferred financing costs and net debt discounts	1,084	3,247	2,720
Non-cash amortization of net below market rents (Note 5)	(9,748)	(8,528)	(7,166)
Loss on early extinguishment of debt (Note 9)	12,623	5,312	—
(Gain) loss on sale of land (Note 4)	(11,825)	(449)	295
Gains on sales of depreciable operating properties (Note 4)	(142,926)	(39,507)	(164,302)
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements (Note 10)	(18,429)	(16,767)	(13,244)
Straight-line rents	(26,976)	(33,275)	(29,629)
Net change in other operating assets	(7,930)	(17,732)	(5,214)
Net change in other operating liabilities	48,345	5,895	19,498
Net cash provided by operating activities	410,043	347,012	345,054
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for development properties and undeveloped land	(489,236)	(397,440)	(351,012)
Expenditures for acquisitions of development properties and undeveloped land (Note 3)	(311,299)	(19,829)	(33,513)
Expenditures for acquisitions of operating properties (Note 3)	(257,340)	—	(393,767)
Expenditures for operating properties and other capital assets	(166,440)	(88,425)	(111,961)
Net proceeds received from dispositions (Note 4)	364,300	182,492	325,031
Decrease (increase) in acquisition-related deposits	36,000	(35,900)	1,902
Proceeds received from repayment of note receivable (Note 7)	15,100	—	—
Issuance of notes receivable	—	—	(16,100)
Net cash used in investing activities	(808,915)	(359,102)	(579,420)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock (Note 13)	130,693	326,058	31,117
Redemption of Series G and H Preferred stock (Note 13)	—	(200,000)	—
Net proceeds from the issuance of unsecured debt (Note 9)	648,537	674,447	—
Repayments of unsecured debt (Note 9)	(261,823)	(519,024)	—
Borrowings on unsecured revolving credit facility	765,000	270,000	305,000
Repayments on unsecured revolving credit facility	(690,000)	(270,000)	(305,000)
Borrowings on unsecured debt (Note 9)	120,000	—	—
Principal payments and repayments of secured debt (Note 9)	(3,584)	(130,371)	(74,140)
Proceeds from the issuance of secured debt (Note 9)	—	—	170,000
Financing costs	(6,262)	(11,500)	(2,159)
Repurchase of common stock and restricted stock units (Note 15)	(16,553)	(12,986)	(8,875)
Proceeds from exercise of stock options	41	12,179	12,208
Contributions from noncontrolling interests in consolidated property partnerships (Note 11)	8,273	54,604	453,449
Distributions to noncontrolling interests in consolidated property partnerships	(11,803)	(16,542)	(3,615)
Dividends and distributions paid to common stockholders and common unitholders	(179,411)	(340,697)	(137,444)
Dividends and distributions paid to preferred stockholders and preferred unitholders	—	(7,409)	(13,250)
Net cash provided by (used in) financing activities	503,108	(171,241)	427,291
Net increase (decrease) in cash and cash equivalents and restricted cash	104,236	(183,331)	192,925
Cash and cash equivalents and restricted cash, beginning of year	66,798	250,129	57,204
Cash and cash equivalents and restricted cash, end of year	$171,034	$66,798	$250,129

See accompanying notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Kilroy Realty, L.P.
Los Angeles, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kilroy Realty, L.P. (the “Operating Partnership”) as of December 31, 2018 and 2017, the related consolidated statements of operations, capital, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Operating Partnership’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2019, expressed an unqualified opinion on the Operating Partnership’s internal control over financial reporting.

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
February 14, 2019

We have served as the Operating Partnership’s auditor since 2010.

KILROY REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	December 31, 2018	December 31, 2017
ASSETS
REAL ESTATE ASSETS (Notes 2, 3 and 4):
Land and improvements	$1,160,138	$1,076,172
Buildings and improvements	5,207,984	4,908,797
Undeveloped land and construction in progress	2,058,510	1,432,808
Total real estate assets held for investment	8,426,632	7,417,777
Accumulated depreciation and amortization	(1,391,368)	(1,264,162)
Total real estate assets held for investment, net	7,035,264	6,153,615
CASH AND CASH EQUIVALENTS (Note 24)	51,604	57,649
RESTRICTED CASH (Notes 4 and 24)	119,430	9,149
MARKETABLE SECURITIES (Notes 16 and 19)	21,779	20,674
CURRENT RECEIVABLES, NET (Note 6)	20,176	16,926
DEFERRED RENT RECEIVABLES, NET (Note 6)	267,007	246,391
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Notes 3 and 5)	197,574	183,728
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 7)	52,873	114,706
TOTAL ASSETS	$7,765,707	$6,802,838
LIABILITIES AND CAPITAL
LIABILITIES:
Secured debt, net (Notes 9 and 19)	$335,531	$340,800
Unsecured debt, net (Notes 9 and 19)	2,552,070	2,006,263
Unsecured line of credit (Notes 9 and 19)	45,000	—
Accounts payable, accrued expenses and other liabilities (Note 18)	374,415	249,637
Accrued distributions (Notes 14 and 28)	47,559	43,448
Deferred revenue and acquisition-related intangible liabilities, net (Notes 3, 5 and 10)	149,646	145,890
Rents received in advance and tenant security deposits	60,225	56,484
Total liabilities	3,564,446	2,842,522
COMMITMENTS AND CONTINGENCIES (Note 18)
CAPITAL (Notes 12 and 14):
Common units, 100,746,988 and 98,620,333 held by the general partner and 2,025,287 and 2,077,193 held by common limited partners issued and outstanding, respectively	4,003,700	3,773,941
Total partners’ capital	4,003,700	3,773,941
Noncontrolling interests in consolidated property partnerships and subsidiaries (Notes 2 and 12)	197,561	186,375
Total capital	4,201,261	3,960,316
TOTAL LIABILITIES AND CAPITAL	$7,765,707	$6,802,838
See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit and per unit data)

	Year Ended December 31,
	2018	2017	2016
REVENUES:
Rental income	$656,631	$633,896	$574,413
Tenant reimbursements	80,982	76,559	61,079
Other property income (Note 18)	9,685	8,546	7,080
Total revenues	747,298	719,001	642,572
EXPENSES:
Property expenses	133,787	129,971	113,932
Real estate taxes	70,820	66,449	55,206
Provision for bad debts (Note 20)	5,685	3,269	—
Ground leases (Notes 5 and 18)	6,176	6,337	3,439
General and administrative expenses (Note 15)	90,471	60,581	57,029
Acquisition-related expenses (Note 2)	—	—	1,902
Depreciation and amortization (Notes 2 and 5)	254,281	245,886	217,234
Total expenses	561,220	512,493	448,742
OTHER (EXPENSES) INCOME:
Interest income and other net investment (loss) gain (Note 19)	(559)	5,503	1,764
Interest expense (Note 9)	(49,721)	(66,040)	(55,803)
Loss on early extinguishment of debt (Note 9)	(12,623)	(5,312)	—
Net gain (loss) on sales of land (Note 4)	11,825	449	(295)
Gains on sales of depreciable operating properties (Note 4)	142,926	39,507	164,302
Total other income (expenses)	91,848	(25,893)	109,968
NET INCOME	277,926	180,615	303,798
Net income attributable to noncontrolling interests in consolidated property partnerships and subsidiaries (Notes 2 and 12)	(14,716)	(13,175)	(3,735)
NET INCOME ATTRIBUTABLE TO KILROY REALTY, L.P.	263,210	167,440	300,063
Preferred distributions (Note 14)	—	(5,774)	(13,250)
Original issuance costs of redeemed preferred units (Note 14)	—	(7,589)	—
Total preferred distributions	—	(13,363)	(13,250)
NET INCOME AVAILABLE TO COMMON UNITHOLDERS	$263,210	$154,077	$286,813
Net income available to common unitholders per unit – basic (Note 22)	$2.56	$1.52	$2.99
Net income available to common unitholders per unit – diluted (Note 22)	$2.55	$1.51	$2.96
Weighted average common units outstanding – basic (Note 22)	102,025,276	100,246,567	94,771,688
Weighted average common units outstanding – diluted (Note 22)	102,535,282	100,860,337	95,452,239

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(in thousands, except unit and per unit data)

	Partners’ Capital			Total Partners’ Capital	Noncontrolling Interests in Consolidated Property Partnerships and Subsidiaries
	Preferred Units	Number of Common Units	Common Units			Total Capital
BALANCE AS OF DECEMBER 31, 2015	$192,411	94,023,465	$3,031,609	$3,224,020	$10,566	$3,234,586
Net income			300,063	300,063	3,735	303,798
Issuance of common units		451,398	31,117	31,117		31,117
Issuance of common units in connection with acquisition		867,701	48,033	48,033		48,033
Issuance of share-based compensation awards			1,827	1,827		1,827
Non-cash amortization of share-based compensation			26,624	26,624		26,624
Exercise of stock options		286,500	12,208	12,208		12,208
Repurchase of common units and restricted stock units		(137,126)	(8,875)	(8,875)		(8,875)
Settlement of restricted stock units		109,044	—	—		—
Initial contributions from noncontrolling interest in consolidated property partnership, net of transaction costs			328,997	328,997	124,452	453,449
Distributions to noncontrolling interests in consolidated property partnerships					(3,615)	(3,615)
Preferred distributions			(13,250)	(13,250)		(13,250)
Distributions declared per common unit ($3.375per unit)			(326,585)	(326,585)		(326,585)
BALANCE AS OF DECEMBER 31, 2016	192,411	95,600,982	3,431,768	3,624,179	135,138	3,759,317
Net income			167,440	167,440	13,175	180,615
Redemption of Series G & H Preferred stock	(192,411)		(7,589)	(200,000)		(200,000)
Issuance of common units		4,662,577	326,058	326,058		326,058
Issuance of share-based compensation awards			5,890	5,890		5,890
Non-cash amortization of share-based compensation			26,319	26,319		26,319
Exercise of stock options		285,000	12,179	12,179		12,179
Settlement of restricted stock units		317,848	—	—		—
Repurchase of common units and restricted stock units		(168,881)	(12,986)	(12,986)		(12,986)
Contributions from noncontrolling interest in consolidated property partnership				—	54,604	54,604
Distributions to noncontrolling interests in consolidated property partnerships					(16,542)	(16,542)
Preferred distributions			(5,774)	(5,774)		(5,774)
Distributions declared per common unit ($1.65 per unit)			(169,364)	(169,364)		(169,364)
BALANCE AS OF DECEMBER 31, 2017	—	100,697,526	3,773,941	3,773,941	186,375	3,960,316
Net income			263,210	263,210	14,716	277,926
Issuance of common units (Note 14)		1,817,195	130,693	130,693		130,693
Issuance of share-based compensation awards (Note 15)			3,926	3,926		3,926
Non-cash amortization of share-based compensation (Note 15)			35,890	35,890		35,890
Exercise of stock options		1,000	41	41		41
Settlement of restricted stock units (Note 15)		488,354	—	—		—
Repurchase of common units and restricted stock units (Note 15)		(231,800)	(16,553)	(16,553)		(16,553)
Contributions from noncontrolling interest in consolidated property partnership			—	—	8,273	8,273
Distributions to noncontrolling interests in consolidated property partnerships					(11,803)	(11,803)
Distributions declared per common unit ($1.79 per unit) (Notes 14 and 28)			(187,448)	(187,448)		(187,448)
BALANCE AS OF DECEMBER 31, 2018	$—	102,772,275	$4,003,700	$4,003,700	$197,561	$4,201,261

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$277,926	$180,615	$303,798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	249,882	241,862	213,156
Depreciation of non-real estate furniture, fixtures and equipment	4,400	4,024	4,078
Increase in provision for bad debts (Note 20)	5,685	3,269	—
Non-cash amortization of share-based compensation awards (Note 15)	27,932	19,046	21,064
Non-cash amortization of deferred financing costs and net debt discounts	1,084	3,247	2,720
Non-cash amortization of net below market rents (Note 5)	(9,748)	(8,528)	(7,166)
Loss on early extinguishment of debt (Note 9)	12,623	5,312	—
(Gain) loss on sale of land (Note 4)	(11,825)	(449)	295
Gains on sales of depreciable operating properties (Note 4)	(142,926)	(39,507)	(164,302)
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements (Note 10)	(18,429)	(16,767)	(13,244)
Straight-line rents	(26,976)	(33,275)	(29,629)
Net change in other operating assets	(7,930)	(17,732)	(5,214)
Net change in other operating liabilities	48,345	5,895	19,498
Net cash provided by operating activities	410,043	347,012	345,054
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for development properties and undeveloped land	(489,236)	(397,440)	(351,012)
Expenditures for acquisitions of development properties and undeveloped land (Note 3)	(311,299)	(19,829)	(33,513)
Expenditures for acquisitions of operating properties (Note 3)	(257,340)	—	(393,767)
Expenditures for operating properties and other capital assets	(166,440)	(88,425)	(111,961)
Net proceeds received from dispositions (Note 4)	364,300	182,492	325,031
Decrease (increase) in acquisition-related deposits	36,000	(35,900)	1,902
Proceeds received from repayment of note receivable (Note 7)	15,100	—	—
Issuance of notes receivable	—	—	(16,100)
Net cash used in investing activities	(808,915)	(359,102)	(579,420)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common units (Note 14)	130,693	326,058	31,117
Redemption of Series G and H Preferred units (Note 14)	—	(200,000)	—
Net proceeds from the issuance of unsecured debt (Note 9)	648,537	674,447	—
Repayments of unsecured debt (Note 9)	(261,823)	(519,024)	—
Borrowings on unsecured revolving credit facility	765,000	270,000	305,000
Repayments on unsecured revolving credit facility	(690,000)	(270,000)	(305,000)
Borrowings on unsecured debt (Note 9)	120,000	—	—
Principal payments and repayments of secured debt (Note 9)	(3,584)	(130,371)	(74,140)
Proceeds from the issuance of secured debt (Note 9)	—	—	170,000
Financing costs	(6,262)	(11,500)	(2,159)
Repurchase of common units and restricted stock units (Note 15)	(16,553)	(12,986)	(8,875)
Proceeds from exercise of stock options	41	12,179	12,208
Contributions from noncontrolling interests in consolidated property partnerships (Note 12)	8,273	54,604	453,449
Distributions to noncontrolling interests in consolidated property partnerships	(11,803)	(16,542)	(3,615)
Distributions paid to common unitholders	(179,411)	(340,697)	(137,444)
Distributions paid to preferred unitholders	—	(7,409)	(13,250)
Net cash provided by (used in) financing activities	503,108	(171,241)	427,291
Net increase (decrease) in cash and cash equivalents and restricted cash	104,236	(183,331)	192,925
Cash and cash equivalents and restricted cash, beginning of year	66,798	250,129	57,204
Cash and cash equivalents and restricted cash, end of year	$171,034	$66,798	$250,129

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Ownership

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

Our stabilized portfolio of operating properties was comprised of the following properties at December 31, 2018:

	Number of Buildings	Rentable Square Feet (unaudited)	Number of Tenants	Percentage Occupied (unaudited)	Percentage Leased (unaudited)
Stabilized Office Properties	94	13,232,580	482	94.4%	96.6%

	Number of Buildings	Number of Units	2018 Average Occupancy (unaudited)
Stabilized Residential Property	1	200	79.7%

Our stabilized portfolio includes all of our properties with the exception of development and redevelopment properties currently committed for construction, under construction or in the tenant improvement phase, undeveloped land and real estate assets held for sale. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We define properties in the tenant improvement phase as properties that we are developing or redeveloping where the project has reached cold shell condition and is ready for tenant improvements, which may require additional major base building construction before being placed in service. Projects in the tenant improvement phase are added to our stabilized portfolio once the project reaches the earlier of 95% occupancy or one year from the date of the cessation of major base building construction activities. Costs capitalized to construction in progress for development and redevelopment properties are transferred to land and improvements, buildings and improvements, and deferred leasing costs on our consolidated balance sheets at the historical cost of the property as the projects are placed in service.

As of December 31, 2018, the following properties were excluded from our stabilized portfolio. We did not have any redevelopment properties or properties held for sale at December 31, 2018.

	Number of Properties/Projects	Estimated Rentable Square Feet (1) (unaudited)
In-process development projects - tenant improvement (2)	2	1,150,000
In-process development projects - under construction (3)	3	1,290,000
_______________

(1)	Estimated rentable square feet upon completion.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(2)	Includes 88,000 square feet of Production, Distribution, and Repair (“PDR”) space.

(3)	In addition to the estimated office and PDR rentable square feet noted above, development projects under construction also include 96,000 square feet of retail space and 801 residential units.

Our stabilized portfolio also excludes our future development pipeline, which as of December 31, 2018 was comprised of five potential development sites, representing approximately 73 gross acres of undeveloped land.

As of December 31, 2018, all of our properties and development projects were owned and all of our business was conducted in the state of California with the exception of eight office properties and one development project under construction located in the state of Washington. All of our properties and development projects are 100% owned, excluding four office properties owned by three consolidated property partnerships and an office property held by a consolidated variable interest entity for a transaction intended to qualify as a like-kind exchange pursuant to Section 1031 of the Code (“Section 1031 Exchange”) that closed in January 2019. Two of the three property partnerships, 100 First Street Member, LLC (“100 First LLC”) and 303 Second Street Member, LLC (“303 Second LLC”), each owned one office property in San Francisco, California through subsidiary REITs. As of December 31, 2018, the Company owned a 56% common equity interest in both 100 First LLC and 303 Second LLC. The third property partnership, Redwood City Partners, LLC (“Redwood LLC”) owned two office properties in Redwood City, California. As of December 31, 2018, the Company owned an approximate 93% common equity interest in Redwood LLC. The remaining interests in all three property partnerships were owned by unrelated third parties.

As of December 31, 2018, the Company owned an approximate 98.0% common general partnership interest in the Operating Partnership. The remaining approximate 2.0% common limited partnership interest in the Operating Partnership as of December 31, 2018 was owned by non-affiliated investors and certain of our executive officers and directors. Both the general and limited common partnership interests in the Operating Partnership are denominated in common units. Generally, the number of common units held by the Company is equivalent to the number of outstanding shares of the Company’s common stock, and the rights of all the common units to quarterly distributions and payments in liquidation mirror those of the Company’s common stockholders. The common limited partners have certain redemption rights as provided in the Operating Partnership’s Seventh Amended and Restated Agreement of Limited Partnership, as amended, the “Partnership Agreement”.

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

Accounting Pronouncements Adopted January 1, 2018

Effective January 1, 2018, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09 “Revenue From Contracts with Customers (Topic 606)” (“ASU 2014-09”) and the related FASB ASU Nos. 2016-12 and 2016-20, which provide practical expedients, technical corrections, and improvements for certain aspects of ASU 2014-09, on a modified retrospective basis. ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue from contracts with customers and supersedes most of the existing revenue recognition guidance.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We evaluated each of the Company’s revenue streams to determine the sources of revenue that are impacted by ASU 2014-09 and concluded that two revenue streams, sales of real estate and revenue from our multi-tenant parking arrangements, fall within the scope of Topic 606. We evaluated the impact of the adoption of the guidance on the timing of gain recognition for our historical dispositions and concluded there was not a significant impact to our consolidated financial statements given the straight forward nature of our historical disposition transactions. We also evaluated the impact of the guidance on the timing and pattern of revenue recognition for our multi-tenant parking arrangements and determined there was no significant impact to our consolidated financial statements. We generally provide parking for our multi-tenant properties based on the prevailing market rate per parking space, which adjusts based on prevailing market rates during the tenant’s occupancy, and we recognize parking revenue as parking spaces are utilized by the tenant. Given the structure of these arrangements whereby the amount of parking revenue we recognize corresponds directly to the tenant’s use, we were able to apply the practical expedient provided in Accounting Standards Codification (“ASC”) 606-10-50-14(b) (the “right to invoice” practical expedient). As a result of applying this practical expedient, we are not required to disclose the transaction price allocated to future performance obligations for multi-tenant parking since we cannot predict or estimate the use of such parking spaces. During the years ended December 31, 2018, 2017 and 2016, we recognized $26.7 million, $26.7 million and $23.3 million, respectively, of parking revenue for arrangements that are within the scope of Topic 606, which is included in rental revenues on our consolidated statements of operations. We concluded that the adoption of Topic 606 did not have a material impact on our consolidated financial statements or a material impact on the notes to our consolidated financial statements.
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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Partially Owned Entities and Variable Interest Entities

At December 31, 2018 the consolidated financial statements of the Company included three VIEs in addition to the Operating Partnership: 100 First LLC, 303 Second LLC and an entity established during the fourth quarter of 2018 to facilitate a Section 1031 Exchange. At December 31, 2018, the Company and the Operating Partnership were determined to be the primary beneficiaries of these three VIEs since we had the ability to control the activities that most significantly impact each of the VIEs’ economic performance. As of December 31, 2018, the three VIEs’ total assets, liabilities and noncontrolling interests included on our consolidated balance sheet were approximately $615.4 million (of which $543.9 million related to real estate held for investment), approximately $45.1 million and approximately $186.4 million, respectively. In January 2019, the Section 1031 Exchange was successfully completed and the related VIE was terminated. Revenues, income and net assets generated by 100 First LLC and 303 Second LLC may only be used to settle their contractual obligations, which primarily consist of operating expenses, capital expenditures and required distributions.

At December 31, 2017, the consolidated financial statements of the Company included two VIEs in addition to the Operating Partnership: 100 First LLC and 303 Second LLC. At December 31, 2017, the impact of consolidating the VIEs increased the Company’s total assets, liabilities and noncontrolling interests on our consolidated balance sheet by approximately $426.5 million (of which $382.1 million related to real estate held for investment on our consolidated balance sheet), approximately $27.3 million and approximately $175.4 million, respectively. The consolidated financial statements of the Operating Partnership included the same three VIEs at December 31, 2017.

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

If the requirements for consolidation are not met, the Company would account for investments under the equity method of accounting if we have the ability to exercise significant influence over the entity. Equity method investments would be initially recorded at cost and subsequently adjusted for our share of net income or loss and cash contributions and distributions each period. The Company did not have any equity method investments at December 31, 2018 or 2017.

Significant Accounting Policies

Acquisitions

Subsequent to our adoption of FASB ASU No. 2017-01 (“ASU 2017-01”) on January 1, 2017, which was adopted on a prospective basis, acquisitions of operating properties and development and redevelopment opportunities generally no longer meet the definition of a business and are accounted for as asset acquisitions. For these asset acquisitions, we record the acquired tangible and intangible assets and assumed liabilities based on each asset’s and liability’s relative fair value at the acquisition date of the total purchase price plus any capitalized acquisition costs. We record the acquired tangible and intangible assets and assumed liabilities of acquisitions of operating properties and development and redevelopment opportunities that meet the accounting criteria to be accounted for as business combinations at fair value at the acquisition date.

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

Subsequent to our adoption of ASU 2017-01 on January 1, 2017, transaction costs associated with our acquisitions are capitalized as part of the purchase price of the acquisition. Prior to our adoption of ASU 2017-01, costs associated with all operating property acquisitions and those development and redevelopment acquisitions that met the criteria to be accounted for as business combinations were expensed as incurred and costs associated with development acquisitions accounted for as asset acquisitions were capitalized as part of the cost of the asset.

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

When evaluating properties to be held and used for potential impairment, we first evaluate whether there are any indicators of impairment for any of our properties. If any impairment indicators are present for a specific property, we then evaluate the regional market conditions that could reasonably affect the property. If there are negative changes and trends in that regional market, we then perform an undiscounted cash flow analysis and compare the net carrying amount of the property to the property’s estimated undiscounted future cash flow over the anticipated holding period. If the estimated undiscounted future cash flow is less than the net carrying amount of the property, we then perform an

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

impairment loss calculation to determine if the fair value of the property is less than the net carrying value of the property. Our impairment loss calculation compares the net carrying amount of the property to the property’s estimated fair value, which may be based on estimated discounted future cash flow calculations or third-party valuations or appraisals. We would recognize an impairment loss if the asset’s net carrying amount exceeds the asset’s estimated fair value. If we were to recognize an impairment loss, the estimated fair value of the asset (less costs to sell for assets held for sale) would become its new cost basis. For a depreciable long-lived asset, the new cost basis would be depreciated (amortized) over the remaining useful life of that asset.

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

•
For office and retail development and redevelopment properties that are pre-leased, we cease capitalization when revenue recognition commences, which is upon substantial completion of tenant improvements deemed to be the Company’s asset for accounting purposes.

•
For office and retail development and redevelopment properties that are not pre-leased, we may not immediately build out the tenant improvements. Therefore, we cease capitalization when revenue recognition commences upon substantial completion of the tenant improvements deemed to be the Company's asset for accounting purposes, but in any event, no later than one year after the cessation of major construction activities. We also cease capitalization on a development or redevelopment property when activities necessary to prepare the property for its intended use have been suspended.

•
For office and retail development or redevelopment properties with multiple tenants and staged leasing, we cease capitalization and begin depreciation on the portion of the development or redevelopment property for which revenue recognition has commenced.

•	For residential development properties, we cease capitalization when the property is substantially complete and available for occupancy.

Once major base building construction activities have ceased and the development or redevelopment property is placed in service, the costs capitalized to construction in progress are transferred to land and improvements, buildings and improvements, and deferred leasing costs on our consolidated balance sheets as the historical cost of the property.

Depreciation and Amortization of Buildings and Improvements

The costs of buildings and improvements and tenant improvements are depreciated using the straight-line method of accounting over the estimated useful lives set forth in the table below. Depreciation expense for buildings and improvements for the three years ended December 31, 2018, 2017, and 2016 was $198.6 million, $190.5 million, and $172.0 million, respectively.

Asset Description	Depreciable Lives
Buildings and improvements	25 – 40 years
Tenant improvements	1 – 20 years (1)
________________________

(1)	Tenant improvements are amortized over the shorter of the lease term or the estimated useful life.

Real Estate Assets Held for Sale, Dispositions and Discontinued Operations

A real estate asset is classified as held for sale when certain criteria are met, including but not limited to the availability of the asset for immediate sale, the existence of an active program to locate a buyer and the probable sale or transfer of the asset within one year. If such criteria are met, we present the applicable assets and liabilities related to the real estate asset held for sale, if material, separately on the balance sheet and we would cease to record depreciation

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and amortization expense. Real estate assets held for sale are reported at the lower of their carrying value or their estimated fair value less the estimated costs to sell. As of December 31, 2018 and 2017, we did not have any properties classified as held for sale.

Property disposals representing a strategic shift that have (or will have) a major effect on the Company’s operations and financial results, such as a major line of business, a major geographical area or a major equity investment, are required to be presented as discontinued operations. If we were to determine that a property disposition represents a strategic shift, the revenues, expenses and net gain (loss) on dispositions of the property would be recorded in discontinued operations for all periods presented through the date of the applicable disposition. The operations of the eleven, eleven and six properties sold during the years ended December 31, 2018, December 31, 2017 and December 31, 2016, respectively, are presented in continuing operations as they did not represent a strategic shift in the Company’s operations and financial results.

The net gains (losses) on dispositions of non-depreciable real estate property, including land, are reported in the consolidated statements of operations as gains (losses) on sale of land within continuing operations in the period the land is sold. The net gains (losses) on dispositions of depreciable real estate property are reported in the consolidated statements of operations as gains on sales of depreciable operating properties within continuing operations in the period the land is sold.

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

For residential properties, we commence revenue recognition upon lease commencement. Residential rental revenue is recognized on a straight-line basis over the term of the related lease, net of any concessions.

Tenant Reimbursements

Reimbursements from tenants, consisting of amounts due from tenants for common area maintenance, real estate taxes and other recoverable costs, are recognized as revenue in the period the recoverable costs are incurred. Tenant reimbursements are generally recognized and recorded on a gross basis, as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier, and have credit risk.

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

Allowances for Uncollectible Tenant and Deferred Rent Receivables

We carry our current and deferred rent receivables net of allowances for uncollectible amounts. Our determination of the adequacy of these allowances is based primarily upon evaluations of individual receivables, current economic conditions, and other relevant factors. The allowances are increased or decreased through the provision for bad debts on our consolidated statements of operations. We also evaluate allowances for all other receivables which includes note receivables included in prepaid expenses and other assets on our consolidated balances sheets.

Cash and Cash Equivalents

We consider all highly-liquid investments with original maturities of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consists of cash proceeds from dispositions that are temporarily held at qualified intermediaries for purposes of facilitating potential Section 1031 Exchanges and cash held in escrow related to acquisition and disposition holdbacks. Restricted cash also includes cash held as collateral to provide credit enhancement for the Operating Partnership’s mortgage debt, including cash reserves for capital expenditures, tenant improvements and property taxes. As of December 31, 2018 we had $113.1 million of restricted cash held at qualified intermediaries for the purpose of facilitating Section 1031 Exchanges. In January 2019, the Section 1031 Exchange was completed and the cash proceeds were released from the qualified intermediary. We did not have any restricted cash held at qualified intermediaries for the purpose of facilitating Section 1031 Exchanges at December 31, 2017.

Marketable Securities / Deferred Compensation Plan

Marketable securities reported in our consolidated balance sheets represent the assets held in connection with the Kilroy Realty Corporation 2007 Deferred Compensation Plan (the “Deferred Compensation Plan”) (see Note 16 “Employee Benefit Plans” for additional information). The Deferred Compensation Plan assets are held in a limited rabbi trust and invested in various mutual and money market funds. As a result, the marketable securities are treated as trading securities for financial reporting purposes and are adjusted to fair value at the end of each accounting period, with the corresponding gains and losses recorded in interest income and other net investment gains (losses).

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

As discussed below under “Accounting Standards Issued But Not Yet Effective at December 31, 2018,” upon the adoption of FASB ASU No. 2016-02 “Leases (Topic 842),” most deferred leasing costs (with the exception of leasing commissions paid to external third party brokers) will no longer meet the criteria for capitalization. For leases commenced prior to December 31, 2018, these costs will continue to be amortized over the remaining life of the associated lease. For leases executed prior to December 31, 2018 that have not yet commenced as of December 31, 2018, such costs will be charged to distributions in excess of earnings as of January 1, 2019.

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

Sales of our common stock under forward equity sale agreements (such as those under the forward equity offering executed in August 2018 and discussed at Note 13) meet the derivatives and hedging guidance scope exception to be accounted for as equity instruments based on the following assessment: (i) none of the agreements’ exercise contingencies were based on observable markets or indices besides those related to the market for our own stock price and operations; and (ii) none of the settlement provisions precluded the agreements from being indexed to our own stock.

The net proceeds from any equity offering of the Company are generally contributed to the Operating Partnership in exchange for a number of common units equivalent to the number of shares of common stock issued and are reflected in the Operating Partnership’s consolidated financial statements as an increase in partners’ capital.

Share-based Incentive Compensation Accounting

Compensation cost for all share-based awards, including options, requires measurement at estimated fair value on the grant date. Compensation cost is recognized on a straight-line basis over the service vesting period, which represents the requisite service period. The grant date fair value of market measure-based share-based compensation plans are calculated using a Monte Carlo simulation pricing model. The grant date fair value of stock option grants is calculated using the Black-Scholes valuation model. Equity awards settled in cash are valued at the fair value of our common stock on the period end date through the settlement date. Equity awards settled in cash are remeasured at each reporting period and are recognized as a liability in the consolidated balance sheet during the vesting period until settlement. Forfeitures of all share-based awards are recognized when they occur.

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

For share-based awards with performance-based measures, the total estimated compensation cost is based on our most recent estimate of the probable achievement of the pre-established specific corporate performance measures. These estimates are based on actual results and our latest internal forecasts for each performance measure. For share-based awards with market measures, the total estimated compensation cost is based on the fair value of the award at the grant date. For share-based awards with performance-based measures and market measures, the total estimated compensation cost is based on the fair value per share at the grant date multiplied by our most recent estimate of the number of shares to be earned based on actual results and the probable achievement of the pre-established corporate performance measures based on our latest internal forecasts.

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

Basic and Diluted Net Income Available to Common Stockholders per Share

Basic net income available to common stockholders per share is computed by dividing net income available to common stockholders, after preferred distributions and the allocation of income to participating securities, by the weighted-average number of shares of common stock outstanding for the period. Diluted net income available to common stockholders per share is computed by dividing net income available for common stockholders, after preferred distributions and the allocation of income to participating securities, by the sum of the weighted-average number of shares of common stock outstanding for the period plus the assumed exercise of all dilutive securities. The impact of the outstanding common units is considered in the calculation of diluted net income available to common stockholders per share. The common units are not reflected in the diluted net income available to common stockholders per share calculation because the exchange of common units into common stock is on a one for one basis, and the common units are allocated net income on a per share basis equal to the common stock (see Note 21 “Net Income Available to Common Stockholders Per Share of the Company”). Accordingly, any exchange would not have any effect on diluted net income (loss) available to common stockholders per share.

Nonvested share-based payment awards (including nonvested restricted stock units (“RSUs”), vested market-measure RSUs and vested dividend equivalents issued to holders of RSUs) containing nonforfeitable rights to dividends or dividend equivalents are accounted for as participating securities and included in the computation of basic and diluted net income available to common stockholders per share pursuant to the two-class method. The dilutive effect of shares issuable under executed forward equity sale agreements and stock options are reflected in the weighted average diluted outstanding shares calculation by application of the treasury stock method. The dilutive effect of the outstanding nonvested shares of common stock (“nonvested shares”) and RSUs that have not yet been granted but are contingently issuable under the share-based compensation programs is reflected in the weighted average diluted shares calculation by application of the treasury stock method at the beginning of the quarterly period in which all necessary conditions have been satisfied.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The dilutive effect of stock options, outstanding nonvested shares, RSUs, awards containing nonforfeitable rights to dividend equivalents and shares issuable under executed forward equity sale agreements are reflected in diluted net income available to common unitholders per unit in the same manner as noted above for net income available to common stockholders per share.

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

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code. To qualify as a REIT, we must distribute annually at least 90% of our adjusted taxable income, as defined in the Code, to our stockholders and satisfy certain other organizational and operating requirements. We generally will not be subject to federal income taxes if we distribute 100% of our taxable income for each year to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and we may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and to federal income taxes and excise taxes on our undistributed taxable income. We believe that we have met all of the REIT distribution and technical requirements for the years ended December 31, 2018, 2017 and 2016, and we were not subject to any federal income taxes (see Note 25 “Tax Treatment of Distributions” for additional information). We intend to continue to adhere to these requirements and maintain the Company’s REIT status. Accordingly, no provision for income taxes has been made in the accompanying financial statements.

In addition, any taxable income from our taxable REIT subsidiaries, which were formed in 2002 and 2018, are subject to federal, state, and local income taxes. For the years ended December 31, 2018, 2017 and 2016 the taxable REIT subsidiaries had de minimis taxable income.

Uncertain Tax Positions

We include favorable tax positions in the calculation of tax liabilities if it is more likely than not that our adopted tax position will prevail if challenged by tax authorities.

We evaluated the potential impact of identified uncertain tax positions for all tax years still subject to audit under state and federal income tax law and concluded that we did not have any unrecognized tax benefits or any additional tax liabilities as of December 31, 2018 or 2017. As of December 31, 2018, the years still subject to audit are 2014 through 2018 under the California state income tax law and 2015 through 2018 under the federal income tax law.

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

Concentration of Credit Risk

All of our properties and development and redevelopment projects are owned and all of our business is currently conducted in the state of California with the exception of the ownership and operation of eight office properties and one development project under construction located in the state of Washington. The ability of tenants to honor the terms of their leases is dependent upon the economic, regulatory, and social factors affecting the communities in which our tenants operate.

As of December 31, 2018, our 15 largest tenants represented approximately 45.7% of total annualized base rental revenues, of which 5.9% was attributable to our largest tenant.

We have deposited cash with financial institutions that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. As of December 31, 2018 and 2017, we had cash accounts in excess of FDIC insured limits.

Accounting Standards Issued But Not Yet Effective at December 31, 2018

Accounting Pronouncements Adopted January 1, 2019

ASU No. 2016-02 “Leases (Topic 842)”

On February 25, 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842)” (“ASU 2016-02”) to amend the accounting guidance for leases. The accounting applied by a lessor is largely unchanged under ASU 2016-02. However, the standard requires lessees to recognize lease assets and lease liabilities for leases classified as operating leases on the balance sheet. Lessees will recognize in the statement of financial position a liability to make lease payments and

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it will recognize lease expense for such leases generally on a straight-line basis over the lease term. For leases with a term of 12 months or less where we are the lessee, we plan to make this policy election. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018.
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
In December 2018, the FASB issued ASU 2018-20 which clarifies lessor treatment of sales taxes and other similar taxes collected from lessees, lessor costs paid directly by lessees and recognition of variable payments for contracts with lease and nonlease components. This will result in a gross-up of amounts recorded to tenant reimbursements and property expenses in our consolidated statements of operations related to certain services that, under existing GAAP guidance, were presented on a net basis and such change will not have an impact to net income.
ASU 2016-02 also specifies that upon adoption, lessors will no longer be able to capitalize and amortize certain leasing related costs and instead will only be permitted to capitalize and amortize incremental direct leasing costs. As a result, we have concluded that upon the adoption of the standard, we will be required to expense as incurred certain leasing costs we are currently able to capitalize and amortize as deferred leasing costs under existing guidance. This change had a material impact on the Company’s consolidated financial statements upon adoption of the standard on January 1, 2019.
The election of the package of practical expedients described above permits us to continue to account for our leases that commenced before January 1, 2019 under the existing lease accounting guidance for the remainder of their lease terms, and to apply the new lease accounting guidance to leases commencing or modified after January 1, 2019. On January 1, 2019, we recognized a cumulative adjustment to distributions in excess of earnings, as required by ASU 2016-02, to write-off lease origination costs that were capitalized in connection with leases that had not commenced before January 1, 2019. These costs were capitalized in accordance with the lease accounting standards existing prior to January 1, 2019, and would not qualify for capitalization under the new lease accounting guidance. This adjustment did not have a material impact to our consolidated financial statements.
For leases where we are the lessee, specifically for our four ground leases, the adoption of the standard will significantly change the accounting on our consolidated balance sheets since both existing ground leases and any future ground leases will be required to be recorded on the Company’s consolidated balance sheets as an obligation of the Company. Existing ground leases executed before the January 1, 2019 adoption date will continue to be accounted for as operating leases and the new guidance will not have a material impact on our recognition of ground lease expense or our results of operations. However, we will be required to recognize a right of use asset and a lease liability on our consolidated balance sheets equal to the present value of the minimum lease payments required in accordance with each ground lease. The adoption of this ASU will result in the recognition of operating lease right of use assets and related liabilities of approximately $80 million to $95 million in the aggregate as of January 1, 2019. We do not expect there will be a material impact to our consolidated statements of operations or consolidated cash flows as a result of adoption of this new guidance. In addition, we currently believe that for new ground leases entered into after the adoption date of the new standard, such leases could be required to be accounted for as financing-type leases, resulting in ground lease expense recorded using the effective interest method instead of on a straight-line basis over the term of the lease. This could have a significant impact on our results of operations if we enter into material new ground leases after the date of adoption since ground lease expense calculated using the effective interest method results in an increased amount of ground lease expense in the earlier years of a ground lease as compared to the current straight-line method.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accounting Pronouncements Effective 2020 and Beyond

ASU No. 2016-13 “Financial Instruments - Credit Losses (Topic 326)”
On June 16, 2016, the FASB issued ASU No. 2016-13 (“ASU 2016-13”) to amend the accounting for credit losses for certain financial instruments. Under the new guidance, an entity recognizes its estimate of expected credit losses as an allowance, which the FASB believes will result in more timely recognition of such losses.  In November 2018, the FASB released ASU No. 2018-19 “Codification Improvements to Topic 326, Financial Instruments - Credit Losses.” This ASU clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20 “Financial Instruments – Credit Losses.” Instead, impairment of receivables arising from operating leases should be accounted for under Subtopic 842-30 “Leases – Lessor.” ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not anticipate that the guidance will have an impact on the consolidated financial statements or notes to the consolidated financial statements.
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

3.	Acquisitions

Operating Property Acquisitions

During the year ended December 31, 2018, we acquired the four operating properties listed below in two transactions from unrelated third parties. We did not acquire any operating properties during the year ended December 31, 2017.

Property	Date of Acquisition	Number of Buildings	Rentable Square Feet (unaudited)	Occupancy as of December 31, 2018 (unaudited)	Purchase Price (in millions) (1)
2018 Acquisitions
345, 347 & 349 Oyster Point Boulevard, South San Francisco, CA	January 31, 2018	3	145,530	78.5%	$111.0
345 Brannan Street, San Francisco, CA (2)	December 21, 2018	1	110,030	99.7%	146.0
Total (3)		4	255,560		$257.0
________________________

(1)	Excludes acquisition-related costs.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(2)
At December 31, 2018, this property was temporarily being held in a separate VIE to facilitate potential Section 1031 Exchanges. During January 2019, the Company completed the Section 1031 Exchange related to this VIE. See Note 2 “Basis of Presentation and Significant Accounting Policies.”

(3)	The results of operations for the properties acquired during 2018 contributed $8.0 million and $1.7 million to revenue and net income, respectively, for the year ended December 31, 2018.

The related assets, liabilities and results of operations of the acquired properties are included in the consolidated financial statements as of the date of acquisition. The following table summarizes the estimated fair values of the assets and liabilities assumed at the respective acquisition dates for our 2018 operating property acquisitions:

Total 2018 Operating Property Acquisitions (1)

Assets
Land and improvements	$80,269
Buildings and improvements (2)	172,059
Deferred leasing costs and acquisition-related intangible assets (3)	13,593
Total assets acquired	$265,921
Liabilities
Acquisition-related intangible liabilities (4)	$8,921
Total liabilities assumed	8,921
Net assets and liabilities acquired	$257,000
________________________

(1)
The purchase price of the two acquisitions completed during the year ended December 31, 2018 were individually less than 5% and in aggregate less than 10% of the Company’s total assets as of December 31, 2017.

(2)	Represents buildings, building improvements and tenant improvements.

(3)
Represents in-place leases (approximately $11.8 million with a weighted average amortization period of 1.3 years years) and leasing commissions (approximately $1.8 million with a weighted average amortization period of 6.6 years years).

(4)	Represents below-market leases (approximately $8.9 million with a weighted average amortization period of 9.8 years years).

Development Project Acquisitions

On June 1, 2018, we acquired the following 39-acre development site, which is located adjacent to the three operating properties we acquired in January 2018, from an unrelated third party. The acquisition was funded with proceeds from the Company’s unsecured revolving credit facility and the Company’s at-the-market stock offering program.

Project	Date of Acquisition	City/Submarket	Type	Purchase Price (in millions) (1)
Kilroy Oyster Point	June 1, 2018	South San Francisco	Land	$308.2
________________________

(1)
Excludes acquisition-related costs. In connection with this acquisition, we also recorded $40.6 million in accrued liabilities and environmental remediation liabilities at the date of acquisition, which are not included in the purchase price above. As of December 31, 2018, the purchase price and our current estimate of assumed liabilities are included in undeveloped land and construction in progress and the assumed liabilities are included in accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets.

On October 10, 2017, the Company completed the acquisition of a 1.2 acre development site located in the Little Italy neighborhood of downtown San Diego, California in three separate transactions from separate unrelated third parties for a total purchase price of $19.4 million and the assumption of $1.4 million of accrued liabilities.

Acquisition Costs

During the years ended December 31, 2018, 2017, and 2016, we capitalized $3.8 million, $4.6 million, and $0.5 million, respectively, of acquisition costs. During the year ended December 31, 2016, we expensed $1.9 million of acquisition costs.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.        Dispositions

Operating Property Dispositions

The following table summarizes the operating properties sold during the years ended December 31, 2018, 2017 and 2016:

Location	Month of Disposition	Number of Buildings	Rentable Square Feet (unaudited)	Sales Price (in millions) (1)
2018 Dispositions
1310-1327 Chesapeake Terrace, Sunnyvale, CA	November	4	266,982	$160.3
Plaza Yarrow Bay Properties (2)	November	4	279,924	134.5
23925, 23975, & 24025 Park Sorrento, Calabasas, CA	December	3	225,340	78.2
Total 2018 Dispositions		11	772,246	$373.0

2017 Dispositions
5717 Pacific Center Boulevard, San Diego, CA	January	1	67,995	$12.1
Sorrento Mesa and Mission Valley Properties (3)	September	10	675,143	174.5
Total 2017 Dispositions		11	743,138	$186.6

2016 Dispositions
Torrey Santa Fe Properties (4)	January	4	465,812	$262.3
4930, 4939 & 4955 Directors Place, San Diego, CA (5)	July	2	136,908	49.0
Total 2016 Dispositions		6	602,720	$311.3

__________________

(1)	Represents gross sales price before the impact of broker commissions and closing costs.

(2)	The Plaza Yarrow Bay Properties include the following properties: 10210, 10220 and 10230 NE Points Drive & 3933 Lake Washington Boulevard NE in Kirkland, Washington.

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

The total gains on the sales of the operating properties sold during the years ended December 31, 2018, 2017 and 2016 were $142.9 million, $39.5 million and $164.3 million, respectively.

Land Dispositions

During the year ended December 31, 2018, in connection with the Plaza Yarrow Bay Properties disposition listed above, we recognized a gain on sale of land of $11.8 million. During the year ended December 31, 2017, in connection with the Sorrento Mesa and Mission Valley Properties disposition listed above, we recognized a gain on sale of land of $0.4 million. The following table summarizes the land dispositions completed during the year ended December 31, 2016:

Properties	Submarket	Month of Disposition	Gross Site Acreage (unaudited)	Sales Price(1) (in millions)
2016 Land Dispositions
Carlsbad Oaks - Lot 7	Carlsbad	January	7.6	$4.5
Carlsbad Oaks - Lots 4 & 5	Carlsbad	June	11.2	6.0
Carlsbad Oaks - Lot 8	Carlsbad	June	13.2	8.9
Total 2016 Land Dispositions (2)(3)			32.0	$19.4
__________________

(1)	Represents gross sales price before the impact of commissions and closing costs.

(2)	In connection with these land dispositions, $2.3 million of secured debt was assumed by the buyers.

(3)	The 2016 land dispositions resulted in a net loss on sales of $0.3 million.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Cash Related to Dispositions

As of December 31, 2018, approximately $113.1 million of net proceeds related to the operating property dispositions during the year ended December 31, 2018 were temporarily being held at a qualified intermediary at our direction, for the purpose of facilitating a Section 1031 Exchange. The cash proceeds were included in restricted cash on our consolidated balance sheets at December 31, 2018. During January 2019, the Section 1031 Exchange related to this VIE was successfully completed and the cash proceeds were released from the qualified intermediary. We did not have any restricted cash related to dispositions or Section 1031 Exchanges as of December 31, 2017.

5.	Deferred Leasing Costs and Acquisition-related Intangible Assets and Liabilities, net

The following table summarizes our deferred leasing costs and acquisition-related intangible assets (acquired value of leasing costs, above-market operating leases, in-place leases and below-market ground lease obligation) and intangible liabilities (acquired value of below-market operating leases and above-market ground lease obligation) as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
	(in thousands)
Deferred Leasing Costs and Acquisition-related Intangible Assets, net:
Deferred leasing costs	$266,905	$248,598
Accumulated amortization	(100,805)	(101,917)
Deferred leasing costs, net	166,100	146,681
Above-market operating leases	2,836	4,199
Accumulated amortization	(2,150)	(3,068)
Above-market operating leases, net	686	1,131
In-place leases	66,526	82,097
Accumulated amortization	(36,174)	(46,625)
In-place leases, net	30,352	35,472
Below-market ground lease obligation	490	490
Accumulated amortization	(54)	(46)
Below-market ground lease obligation, net	436	444
Total deferred leasing costs and acquisition-related intangible assets, net	$197,574	$183,728
Acquisition-related Intangible Liabilities, net: (1)
Below-market operating leases	$53,523	$65,440
Accumulated amortization	(29,978)	(40,495)
Below-market operating leases, net	23,545	24,945
Above-market ground lease obligation	6,320	6,320
Accumulated amortization	(727)	(626)
Above-market ground lease obligation, net	5,593	5,694
Total acquisition-related intangible liabilities, net	$29,138	$30,639
_______________

(1)	Included in deferred revenue and acquisition-related intangible liabilities, net in the consolidated balance sheets.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth amortization related to deferred leasing costs and acquisition-related intangibles for the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Deferred leasing costs (1)	$34,341	$31,675	$28,639
Above-market operating leases (2)	444	2,240	1,509
In-place leases (1)	15,915	18,650	11,676
Below-market ground lease obligation (3)	8	8	8
Below-market operating leases (4)	(10,192)	(10,768)	(8,674)
Above-market ground lease obligation (5)	(101)	(101)	(101)
Total	$40,415	$41,704	$33,057
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

The following table sets forth the estimated annual amortization expense related to deferred leasing costs and acquisition-related intangibles as of December 31, 2018 for future periods:

Year	Deferred Leasing Costs	Above-Market Operating Leases (1)	In-Place Leases	Below-Market Ground Lease Obligation (2)	Below-Market Operating Leases (3)	Above-Market Ground Lease Obligation (4)
	(in thousands)
2019	31,980	192	16,675	8	(7,779)	(100)
2020	26,868	38	5,963	8	(4,621)	(100)
2021	21,787	38	2,861	8	(1,938)	(100)
2022	18,683	38	1,589	8	(1,486)	(100)
2023	14,914	38	648	8	(988)	(100)
Thereafter	51,868	342	2,616	396	(6,733)	(5,093)
Total	$166,100	$686	$30,352	$436	$(23,545)	$(5,593)
_______________

(1)	Represents estimated annual amortization related to above-market operating leases. Amounts will be recorded as a decrease to rental income in the consolidated statements of operations.

(2)	Represents estimated annual amortization related to below-market ground lease obligations. Amounts will be recorded as an increase to ground lease expense in the consolidated statements of operations.

(3)	Represents estimated annual amortization related to below-market operating leases. Amounts will be recorded as an increase to rental income in the consolidated statements of operations.

(4)	Represents estimated annual amortization related to above-market ground lease obligations. Amounts will be recorded as a decrease to ground lease expense in the consolidated statements of operations.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.	Receivables

Current Receivables, net

Current receivables, net is primarily comprised of contractual rents and other lease-related obligations due from tenants. The balance consisted of the following as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
	(in thousands)
Current receivables	$24,815	$19,235
Allowance for uncollectible tenant receivables	(4,639)	(2,309)
Current receivables, net	$20,176	$16,926

Deferred Rent Receivables, net

Deferred rent receivables, net consisted of the following as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
	(in thousands)
Deferred rent receivables	$270,346	$249,629
Allowance for deferred rent receivables	(3,339)	(3,238)
Deferred rent receivables, net	$267,007	$246,391

7.	Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net consisted of the following at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
	(in thousands)
Furniture, fixtures and other long-lived assets, net	$36,833	$39,686
Notes receivable (1)	2,113	19,912
Prepaid expenses & acquisition deposits	13,927	55,108
Total Prepaid Expenses and Other Assets, Net	$52,873	$114,706
_______________

(1)
During the year ended December 31, 2018, a note receivable with a balance of $15.1 million was repaid to the Company. Notes receivable are shown net of a valuation allowance of approximately $2.9 million as of December 31, 2018.

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

The Company generally guarantees all the Operating Partnership’s unsecured debt obligations including the unsecured revolving credit facility, the $150.0 million unsecured term loan facility and all of the unsecured senior notes. At December 31, 2018 and 2017, the Operating Partnership had $2.6 billion and $2.0 billion, respectively, outstanding in total, including unamortized discounts and deferred financing costs, under these unsecured debt obligations.

In addition, although the remaining $0.3 billion of the Operating Partnership’s debt as of December 31, 2018 and 2017, is secured and non-recourse to the Company, the Company provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments and environmental liabilities.

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

9.    Secured and Unsecured Debt of the Operating Partnership

Secured Debt

The following table sets forth the composition of our secured debt as of December 31, 2018 and 2017:

	Annual Stated Interest Rate (1)	GAAP Effective Rate (1)(2)	Maturity Date	December 31,
Type of Debt				2018	2017
				(in thousands)
Mortgage note payable	3.57%	3.57%	December 2026	$170,000	$170,000
Mortgage note payable (3)	4.48%	4.48%	July 2027	91,332	93,081
Mortgage note payable (3)(4)	6.05%	3.50%	June 2019	75,238	78,894
Total secured debt				$336,570	$341,975
Unamortized Deferred Financing Costs				(1,039)	(1,175)
Total secured debt, net				$335,531	$340,800
______________

(1)	All interest rates presented are fixed-rate interest rates.

(2)	Represents the effective interest rate including the amortization of initial issuance discounts/premiums excluding the amortization of deferred financing costs.

(3)
The secured debt and the related properties that secure the debt are held in a special purpose entity and the properties are not available to satisfy the debts and other obligations of the Company or the Operating Partnership.

(4)
As of December 31, 2018 and 2017, the mortgage loan had unamortized debt premiums of $0.8 million and $2.6 million, respectively. In February 2019, the Company repaid this mortgage note payable at par.

The Operating Partnership’s secured debt was collateralized by operating properties with a combined net book value of approximately $324.6 million as of December 31, 2018.

Although our mortgage loans are secured and non-recourse to the Company and the Operating Partnership, the Company provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments and environmental liabilities.

As of December 31, 2018, all of the Operating Partnership’s secured loans contained restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt. The mortgage notes payable are secured

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

by deeds of trust on certain of our properties and the assignment of certain rents and leases associated with those properties.

Unsecured Senior Notes

The following table summarizes the balance and significant terms of the registered unsecured senior notes issued by the Operating Partnership and outstanding, including unamortized discounts of $6.6 million and $6.3 million and unamortized deferred financing costs of $15.4 million and $12.5 million as of December 31, 2018 and 2017, respectively:

					Net Carrying Amount as of December 31,
	Issuance date	Maturity date	Stated coupon rate	Effective interest rate (1)	2018	2017
					(in thousands)
4.750% Unsecured Senior Notes (2)	November 2018	December 2028	4.750%	4.800%	$400,000	$—
Unamortized discount and deferred financing costs					(4,960)	—
Net carrying amount					$395,040	$—

4.350% Unsecured Senior Notes (3)	October 2018	October 2026	4.350%	4.350%	$200,000	$—
Unamortized discount and deferred financing costs					(1,375)	—
Net carrying amount					$198,625	$—

4.300% Unsecured Senior Notes (3)	July 2018	July 2026	4.300%	4.300%	$50,000	$—
Unamortized discount and deferred financing costs					(342)	—
Net carrying amount					$49,658	$—

3.450% Unsecured Senior Notes (4)	December 2017	December 2024	3.450%	3.470%	$425,000	$425,000
Unamortized discount and deferred financing costs					(3,493)	(4,047)
Net carrying amount					$421,507	$420,953

3.450% Unsecured Senior Notes (5)	February 2017	February 2029	3.450%	3.450%	$75,000	$75,000
Unamortized discount and deferred financing costs					(432)	(475)
Net carrying amount					$74,568	$74,525

3.350% Unsecured Senior Notes (5)	February 2017	February 2027	3.350%	3.350%	$175,000	$175,000
Unamortized discount and deferred financing costs					(941)	(1,056)
Net carrying amount					$174,059	$173,944

4.375% Unsecured Senior Notes (6)	September 2015	October 2025	4.375%	4.444%	$400,000	$400,000
Unamortized discount and deferred financing costs					(3,738)	(4,292)
Net carrying amount					$396,262	$395,708

4.250% Unsecured Senior Notes (7)	July 2014	August 2029	4.250%	4.350%	$400,000	$400,000
Unamortized discount and deferred financing costs					(5,632)	(6,164)
Net carrying amount					$394,368	$393,836

3.800% Unsecured Senior Notes (8)	January 2013	January 2023	3.800%	3.800%	$300,000	$300,000
Unamortized discount and deferred financing costs					(1,108)	(1,382)
Net carrying amount					$298,892	$298,618

6.625% Unsecured Senior Notes (9)	May 2010	June 2020	6.625%	6.744%	$—	$250,000
Unamortized discount and deferred financing costs					—	(1,321)
Net carrying amount					$—	$248,679

Total Unsecured Senior Notes, Net					$2,402,979	$2,006,263

________________________

(1)	Represents the effective interest rate including the amortization of initial issuance discounts, excluding the amortization of deferred financing costs.

(2)	Interest on these notes is payable semi-annually in arrears on June 15th and December 15th of each year, beginning on June 15, 2019.

(3)	Interest on these notes is payable semi-annually in arrears on April 18th and October 18th of each year, beginning in April 18, 2019.

(4)	Interest on these notes is payable semi-annually in arrears on June 15th and December 15th of each year.

(5)	Interest on these notes is payable semi-annually in arrears on February 17th and August 17th of each year.

(6)	Interest on these notes is payable semi-annually in arrears on April 1st and October 1st of each year.

(7)	Interest on these notes is payable semi-annually in arrears on February 15th and August 15th of each year.

(8)	Interest on these notes is payable semi-annually in arrears on January 15th and July 15th of each year.

(9)	Interest on these notes is payable semi-annually in arrears on June 1st and December 1st of each year.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Unsecured Senior Notes - Registered Offerings

In November 2018, the Operating Partnership issued $400.0 million of aggregate principal amount of unsecured senior notes in a registered public offering, as shown on the table above. The outstanding balance of the unsecured senior notes is included in unsecured debt, net of initial issuance discount of $1.5 million, on our consolidated balance sheets. The unsecured senior notes, which are scheduled to mature on December 15, 2028, require semi-annual interest payments each June and December based on a stated annual interest rate of 4.750%. The Operating Partnership may redeem the notes at any time prior to December 15, 2028, either in whole or in part, subject to the payment of an early redemption premium subject to a par call option.

In December 2018, we used a portion of the net proceeds from the issuance of our $400.0 million, 4.750% unsecured senior notes to early redeem, at our option, the $250.0 million aggregate principal amount of our outstanding 6.625% unsecured senior notes that were scheduled to mature on June 1, 2020. In connection with our early redemption, we incurred a $12.6 million loss on early extinguishment of debt comprised of an $11.8 million premium paid to the note holders at the redemption date and a $0.8 million write-off of the unamortized discount and unamortized deferred financing costs.

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

In December 2017, we used a portion of the net proceeds from the issuance of our $425.0 million, 3.450% unsecured senior notes to early redeem, at our option, the $325.0 million aggregate principal amount of our outstanding 4.800% unsecured senior notes that were scheduled to mature on July 15, 2018. In connection with our early redemption, we incurred a $5.3 million loss on early extinguishment of debt comprised of $5.0 million premium paid to the note holders at the redemption date and $0.3 million write-off of the unamortized discount and unamortized deferred financing costs.

Unsecured Senior Notes - Private Placement

In May 2018, the Operating Partnership entered into a note purchase agreement in a private placement (the “2018 Note Purchase Agreement”) in connection with the issuance and sale of $50.0 million principal amount of the Operating Partnership’s 4.30% Senior Notes, Series A, due July 18, 2026 (the “Series A Notes due 2026”), and $200.0 million principal amount of the Operating Partnership’s 4.35% Senior Notes, Series B, due October 18, 2026 (the “Series B Notes due 2026” and, together with the Series A Notes, the “Series A and B Notes due 2026”), as shown in the table above. The Company drew the full amount of the Series A Notes due 2026 on July 18, 2018. On October 22, 2018, the Company drew the full amount of the Series B Notes due 2026. The Series A and B Notes due 2026 mature on their respective due dates, unless earlier redeemed or prepaid pursuant to the terms of the 2018 Note Purchase Agreement. Interest on the Series A and B Notes due 2026 is payable semi-annually in arrears on April 18 and October 18 of each year beginning April 18, 2019. As of December 31, 2018, there was $50.0 million and $200.0 million issued and outstanding aggregate principal amount of Series A and Series B Notes due 2026, respectively.

In September 2016, the Operating Partnership entered into a note purchase agreement in a private placement (the “2016 Note Purchase Agreement”), in connection with the issuance and sale of $175.0 million principal amount of the Operating Partnership’s 3.35% Senior Notes, Series A, due February 17, 2027 (the “Series A Notes due 2027”), and $75.0 million principal amount of the Operating Partnership’s 3.45% Senior Notes, Series B, due February 17, 2029 (the “Series B Notes due 2029” and, together with the Series A Notes due 2027, the “Series A and B Notes due 2027 and 2029”), as shown on the table above. In February 2017, the Operating Partnership issued the $175.0 million principal amount of its Series A Notes due 2027 and the $75.0 million principal amount of its Series B Notes due 2029. The Series A and B Notes due 2027 and 2029 mature on their respective due dates unless earlier redeemed or prepaid pursuant to the terms of the 2016 Note Purchase Agreement. Interest on the Series A and B Notes due 2027 and 2029 is payable semi-annually in arrears on February 17 and August 17 of each year. As of December 31, 2018, there was

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

$175.0 million and $75.0 million issued and outstanding aggregate principal amount of Series A and B Notes, respectively.

The Operating Partnership may, at its option and upon notice to the purchasers of the Series A and B Notes due 2026 and Series A and B Notes due 2027 and 2029, prepay at any time all, or from time to time any part of the principal amounts then outstanding (in an amount not less than 5% of the aggregate principal amount of the Series A and B Notes due 2026 and Series A and B Notes due 2027 and 2029 then outstanding in the case of a partial prepayment), at 100% of the principal amount so prepaid, plus the make-whole amount determined for the prepayment date with respect to such principal amount as set forth in the 2016 & 2018 Note Purchase Agreements.

In connection with the issuance of the Series A and B Notes due 2026 and Series A and B Notes due 2027 and 2029, the Company entered into an agreement whereby it will guarantee the payment by the Operating Partnership of all amounts due with respect to the Series A and B Notes due 2026 and Series A and B Notes due 2027 and the performance by the Operating Partnership of its obligations under the 2016 & 2018 Note Purchase Agreements.

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

The following table summarizes the balance and terms of our unsecured revolving credit facility as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
	(in thousands)
Outstanding borrowings	$45,000	$—
Remaining borrowing capacity	705,000	750,000
Total borrowing capacity (1)	$750,000	$750,000
Interest rate (2)	3.48%	2.56%
Facility fee-annual rate (3)	0.200%
Maturity date	July 2022
_______________

(1)
We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $600.0 million under an accordion feature under the terms of the unsecured revolving credit facility and unsecured term loan facility.

(2)	Our unsecured revolving credit facility interest rate was calculated based on the contractual rate of LIBOR plus 1.000% as of December 31, 2018 and 2017.

(3)
Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of December 31, 2018 and 2017, $4.7 million and $6.0 million of unamortized deferred financing costs, respectively, which are included in prepaid expenses and other assets, net on our consolidated balance sheets, remained to be amortized through the maturity date of our unsecured revolving credit facility.

The Company intends to borrow under the unsecured revolving credit facility from time to time for general corporate purposes, to finance development and redevelopment expenditures, to fund potential acquisitions and to potentially repay long-term debt.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the first quarter of 2018, we borrowed the full $150.0 million borrowing capacity of our unsecured term loan facility. In connection with the funding of the outstanding borrowings, we transferred $30.0 million of outstanding borrowings under the unsecured revolving credit facility to the balance of our unsecured term loan facility. As a result, only $120.0 million of cash proceeds were received from the funding of the unsecured term loan facility. The following table summarizes the balance and terms of our unsecured term loan facility as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
	(in thousands)
Outstanding borrowings	$150,000	$—
Remaining borrowing capacity	—	150,000
Total borrowing capacity (1)	$150,000	$150,000
Interest rate (2)	3.49%	2.66%
Undrawn facility fee-annual rate (3)	0.200%
Maturity date	July 2022
_______________

(1)
As of December 31, 2018 and 2017, $0.9 million and $1.2 million of unamortized deferred financing costs, respectively, remained to be amortized through the maturity date of our unsecured term loan facility.

(2)	Our unsecured term loan facility interest rate was calculated based on the contractual rate of LIBOR plus 1.100% as of December 31, 2018 and 2017.

(3)	Prior to borrowing the full capacity of our unsecured term loan facility, the undrawn facility fee was calculated based on any unused borrowing capacity and was paid on a quarterly basis.

Debt Covenants and Restrictions

The unsecured revolving credit facility, the unsecured term loan facility, the unsecured senior notes, the Series A and B Notes due 2026 and Series A and B Notes due 2027 and 2029 and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a minimum fixed-charge coverage ratio, a minimum unsecured debt ratio and a minimum unencumbered asset pool debt service coverage ratio. Noncompliance with one or more of the covenants and restrictions could result in the full principal balance of the associated debt becoming immediately due and payable. We believe we were in compliance with all of our debt covenants as of December 31, 2018 and 2017.

Debt Maturities

The following table summarizes the stated debt maturities and scheduled amortization payments as of December 31, 2018:

Year	(in thousands)
2019	$76,309
2020	5,137
2021	5,342
2022	200,554
2023	305,775
Thereafter	2,362,694
Total aggregate principal value (1)	$2,955,811
________________________

(1)
Includes gross principal balance of outstanding debt before the effect of the following at December 31, 2018: $17.4 million of unamortized deferred financing costs for the unsecured term loan facility, unsecured senior notes and secured debt, $6.6 million of unamortized discounts for the unsecured senior notes and $0.8 million of unamortized premiums for the secured debt.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Capitalized Interest and Loan Fees

The following table sets forth gross interest expense, including debt discount/premium and deferred financing cost amortization, net of capitalized interest, for the years ended 2018, 2017 and 2016. The interest expense capitalized was recorded as a cost of development and increased the carrying value of undeveloped land and construction in progress.

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Gross interest expense	$117,789	$112,577	$105,263
Capitalized interest and deferred financing costs	(68,068)	(46,537)	(49,460)
Interest expense	$49,721	$66,040	$55,803

10.	Deferred Revenue and Acquisition-Related Intangible Liabilities, net

Deferred revenue and acquisition-related intangible liabilities, net consisted of the following at December 31, 2018 and 2017:

	December 31,
	2018	2017
	(in thousands)
Deferred revenue related to tenant-funded tenant improvements	$104,558	$104,260
Other deferred revenue	15,950	10,991
Acquisition-related intangible liabilities, net (1)	29,138	30,639
Total	$149,646	$145,890
________________________

(1)	See Note 5 “Deferred Leasing Costs and Acquisition-related Intangible Assets and Liabilities, net” for additional information regarding our acquisition-related intangible liabilities.

Deferred Revenue Related to Tenant-funded Tenant Improvements

During the years ended December 31, 2018, 2017, and 2016, $18.4 million, $16.8 million and $13.2 million, respectively, of deferred revenue related to tenant-funded tenant improvements was amortized and recognized as rental income. The following is the estimated amortization of deferred revenue related to tenant-funded tenant improvements as of December 31, 2018 for the next five years and thereafter:

Year Ending	(in thousands)
2019	$16,973
2020	16,265
2021	14,612
2022	13,603
2023	11,857
Thereafter	31,248
Total	$104,558

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.    Noncontrolling Interests on the Company’s Consolidated Financial Statements

Common Units of the Operating Partnership

The Company owned a 98.0% and 97.9% common general partnership interest in the Operating Partnership as of December 31, 2018 and 2017, respectively. The remaining 2.0% and 2.1% common limited partnership interest as of December 31, 2018 and 2017, respectively, was owned by non-affiliated investors and certain of our executive officers and directors in the form of noncontrolling common units. There were 2,025,287 and 2,077,193 common units outstanding held by these investors, executive officers and directors as of December 31, 2018 and 2017, respectively. The decrease in the common units from December 31, 2017 to December 31, 2018 was attributable to 51,906 common unit redemptions.

The noncontrolling common units may be redeemed by unitholders for cash. Except under certain circumstances, we, at our option, may satisfy the cash redemption obligation with shares of the Company’s common stock on a one-for-one basis. If satisfied in cash, the value for each noncontrolling common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable redemption date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $126.4 million and $154.5 million as of December 31, 2018 and 2017, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each noncontrolling common unit in the event of our termination or liquidation. In the event of our termination or liquidation, it is expected in most cases that each common unit would be entitled to a liquidating distribution equal to the liquidating distribution payable in respect of each share of the Company’s common stock.

Noncontrolling Interest in Consolidated Property Partnerships

On August 30, 2016, the Operating Partnership entered into agreements with Norges Bank Real Estate Management (“NBREM”) whereby NBREM invested, through two REIT subsidiaries, in two existing companies that owned the Company’s 100 First Street and 303 Second Street office properties located in San Francisco, California. Based on a gross valuation of the properties of approximately $1.2 billion, NBREM contributed a total of $452.9 million, for a 44% common equity interest in the companies, which was net of approximately $55.3 million of its proportionate share of the existing mortgage debt on 303 Second Street as of the transaction date. In November 2017, NBREM contributed $54.4 million to fund their proportionate share of the Company’s repayment of this mortgage debt.
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
The transactions did not meet the criteria to qualify as sales of real estate because the Company continues to effectively control the properties and therefore continued to account for the 100 First Street and 303 Second Street office properties on a consolidated basis in its financial statements. At formation, the Company accounted for the transactions as equity transactions and recognized noncontrolling interests in its consolidated balance sheets. In connection with the transaction, the Company provides customary property management, leasing and construction management services for both properties. 100 First Street is a 467,095 square foot office tower, and 303 Second Street is a 740,047 square foot office property, both located in the South of Market submarket in San Francisco, California.
The noncontrolling interests in 100 First LLC and 303 Second LLC as of December 31, 2018 and 2017 were $186.4 million and $175.4 million, respectively, which is recognized in noncontrolling interests in consolidated property partnerships on the Company’s consolidated balance sheets. The remaining amount of noncontrolling interests in consolidated property partnerships represents the third party equity interest in Redwood LLC. This noncontrolling interest was $6.0 million and $6.2 million as of December 31, 2018 and 2017, respectively.

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

Common Stock

Forward Equity Offering

On August 8, 2018, the Company entered into forward equity sale agreements with certain financial institutions acting as forward purchasers in connection with an offering of 5,000,000 shares of common stock at an initial gross offering price of $360.5 million, or $72.10 per share, before underwriting discounts, commissions and offering expenses. The forward purchasers borrowed and sold an aggregate of 5,000,000 shares of common stock in the offering. The Company did not receive any proceeds from the sale of its shares of common stock by the forward purchasers at the time of the offering. The Company currently expects to fully physically settle the forward sale agreements and receive cash proceeds upon one or more settlement dates, at the Company’s discretion, prior to the final settlement date under the forward sale agreements of August 1, 2019. The forward sale price that we expect to receive upon physical settlement of the agreements, which was initially $71.68 per share, will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers’ stock borrowing costs and (iii) scheduled dividends during the term of the forward equity sale agreements. The full amount of this offering remains available for future settlement as of the date of this filing. Upon issuance of shares, the Company will contribute the net proceeds from these issuances to the Operating Partnership in exchange for an equal number of units in the Operating Partnership.

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

At-The-Market Stock Offering Program

Under our at-the-market stock offering programs, which commenced in December 2014 and June 2018 we may offer and sell shares of our common stock from time to time in “at-the-market” offerings. During the year ended December 31, 2018, the Company completed its existing at-the-market stock offering program (the “2014 At-The-Market Program”) under which we sold an aggregate of $300.0 million in gross sales of shares, and in June 2018 commenced a new at-the-market stock offering program (the “2018 At-The-Market Program”) under which we may offer and sell shares of our common stock with an aggregate gross sales price of up to $500.0 million.

In connection with the 2018 At-The-Market-Program, the Company may, at its discretion, enter into forward equity sale agreements. The use of a forward equity sale agreements would allow the Company to lock in a share price on the sale of shares of our common stock at the time the agreement is executed, but defer receiving the proceeds from the sale of shares until a later date, allowing the Company to better align such funding with its capital needs.

The following table sets forth information regarding sales of our common stock under our at-the-market offering programs for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(in millions, except share data)
Shares of common stock sold during the period	1,817,195	235,077	451,398
Weighted average price per share of common stock	$73.64	$75.40	$71.50
Aggregate gross proceeds	$133.8	$17.7	$32.3
Aggregate net proceeds after selling commissions	$132.1	$17.5	$31.9

The proceeds from sales were used to fund acquisitions, development expenditures and general corporate purposes including repayment of borrowings under the unsecured revolving credit facility. During the year ended December 31, 2018, under the 2014 At-The-Market Program, we sold 1,369,729 shares of common stock and completed the program. Since commencement of the 2018 At-The-Market Program through December 31, 2018, we have sold 447,466 shares of common stock, none of which were sold under forward equity sale agreements. Approximately $466.2 million remains available to be sold under this program. Actual future sales will depend upon a variety of factors, including, but not limited to, market conditions, the trading price of the Company’s common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under the 2018 At-The-Market program.

Common Stock Repurchases

On February 23, 2016, the Company’s Board of Directors approved a 4,000,000 share increase to the Company’s existing share repurchase program bringing the total current repurchase authorization to 4,988,025 shares. The Company did not repurchase shares of common stock under this program during the years ended December 31, 2018 or December 31, 2017. In March 2016, the Company repurchased 52,199 shares of common stock at a weighted average price of $55.45 per share of common stock for $2.9 million. As of December 31, 2018, 4,935,826 shares remain eligible for repurchase under the Company’s share repurchase program.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accrued Dividends and Distributions

The following tables summarize accrued dividends and distributions for the noted outstanding shares of common stock and noncontrolling units as of December 31, 2018 and 2017:

	December 31,
	2018	2017
	(in thousands)
Dividends and Distributions payable to:
Common stockholders	$45,840	$41,914
Noncontrolling common unitholders of the Operating Partnership	922	883
RSU holders (1)	797	651
Total accrued dividends and distribution to common stockholders and noncontrolling unitholders	$47,559	$43,448
______________________

(1)	The amount includes the value of the dividend equivalents that will be paid with additional RSUs (see Note 15 “Share-Based Compensation” for additional information).

	December 31,
	2018	2017
Outstanding Shares and Units:
Common stock (1)	100,746,988	98,620,333
Noncontrolling common units	2,025,287	2,077,193
RSUs (2)	1,711,628	1,488,724
______________________

(1)	The amount includes nonvested shares.

(2)
The amount includes nonvested RSUs. Does not include 1,018,337 and 665,110 market measure-based RSUs because not all the necessary performance conditions have been met as of December 31, 2018 and 2017, respectively. Refer to Note 15 “Share-Based Compensation” for additional information.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In March 2016, the Operating Partnership issued 867,701 common units in connection with a development acquisition. Each common unit was valued at $55.36, which was based on a trailing ten-day average of the closing quoted price per share of the Company’s common stock, par value $.01 per share, as reported on the NYSE, as calculated in accordance with the Partnership Agreement.

At-The-Market Stock Offering Program

During the years ended December 31, 2018, 2017 and 2016, the Company utilized its at-the-market stock offering programs to issue shares of common stock (see Note 13 “Stockholders’ Equity of the Company” for additional information). The net offering proceeds and property acquired using net offering proceeds contributed by the Company to the Operating Partnership in exchange for common units for the years ended December 31, 2018, 2017 and 2016 are as follows:

	Year Ended December 31,
	2018	2017	2016
	(in millions, except share and per share data)
Shares of common stock contributed by the Company	1,817,195	235,077	451,398
Common units exchanged for shares of common stock by the Company	1,817,195	235,077	451,398
Aggregate gross proceeds	$133.8	$17.7	$32.3
Aggregate net proceeds after selling commissions	$132.1	$17.5	$31.9

Common Units Outstanding

The following table sets forth the number of common units held by the Company and the number of common units held by non-affiliated investors and certain of our executive officers and directors in the form of noncontrolling common units as well as the ownership interest held on each respective date:

	December 31, 2018	December 31, 2017
Company owned common units in the Operating Partnership	100,746,988	98,620,333
Company owned general partnership interest	98.0%	97.9%
Noncontrolling common units of the Operating Partnership	2,025,287	2,077,193
Ownership interest of noncontrolling interest	2.0%	2.1%

For a further discussion of the noncontrolling common units during the years ended December 31, 2018 and 2017, refer to Note 11 “Noncontrolling Interests on the Company’s Consolidated Financial Statements.”

Accrued Distributions

The following tables summarize accrued distributions for the noted common units as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
	(in thousands)
Distributions payable to:
General partner	$45,840	$41,914
Common limited partners	922	883
RSU holders (1)	797	651
Total accrued distributions to common unitholders	$47,559	$43,448
______________________

(1)	The amount includes the value of the dividend equivalents that will be paid with additional RSUs (see Note 15 “Share-Based Compensation” for additional information).

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2018	December 31, 2017
Outstanding Units:
Common units held by the general partner	100,746,988	98,620,333
Common units held by the limited partners	2,025,287	2,077,193
RSUs (1)	1,711,628	1,488,724
______________________

(1)
Does not include 1,018,337 and 665,110 market measure-based RSUs because not all the necessary performance conditions have been met as of December 31, 2018 and 2017, respectively. Refer to Note 15 “Share-Based Compensation” for additional information.

15.    Share-Based and Other Compensation

Stockholder Approved Share-Based Incentive Compensation Plan

As of December 31, 2018, we maintained one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan, as amended (the “2006 Plan”). The Company has a currently effective registration statement registering 9.2 million shares of our common stock for possible issuance under our 2006 Incentive Award Plan. As of December 31, 2018, approximately 0.6 million shares were available for grant under the 2006 Plan. The calculation of shares available for grant is presented after taking into account a reserve for a sufficient number of shares to cover the vesting and payment of 2006 Plan awards that were outstanding on that date, including performance-based vesting awards at (i) levels actually achieved for the performance conditions (as defined below) for which the performance period has been completed and (ii) at maximum levels for the other performance and market conditions (as defined below) for awards still in a performance period.

The Executive Compensation Committee (the “Compensation Committee”) of the Company's Board of Directors may grant the following share-based awards to eligible individuals, as provided under the 2006 Plan: incentive stock options, nonqualified stock options, restricted stock (nonvested shares), stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units (“RSUs”), profit interest units, performance bonus awards, performance-based awards and other incentive awards. For each award granted under our share-based incentive compensation programs, the Operating Partnership simultaneously issues to the Company a number of common units equal to the number of shares of common stock ultimately paid by the Company in respect of such awards.

2018, 2017 and 2016 Share-Based Compensation Grants

In connection with entering into an amended employment agreement (the “Amended Employment Agreement”), on December 27, 2018, the Compensation Committee of the Company’s Board of Directors awarded John Kilroy, the Chairman of the Board of Directors, Chief Executive Officer and President of the Company and the Operating Partnership 483,871 RSUs, providing an additional retention incentive during the term of the agreement and enticing Mr. Kilroy to delay his retirement. Of these RSUs awarded, 266,130 RSUs (at the target level of performance) are subject to market-based vesting requirements and 217,741 RSUs are subject to time-based vesting requirements. In addition to Mr. Kilroy’s award, the Compensation Committee of the Company’s Board of Directors awarded 161,290 RSUs to certain members of management. Of these RSUs awarded, 80,647 RSUs (at the target level of performance) are subject to market-based vesting requirements (together totaling 346,777 target RSUs with Mr. Kilroy’s award, the “December 2018 Market-Based RSUs”) and 80,643 RSUs are subject to time-based vesting requirements (together totaling 298,384 RSUs with Mr. Kilroy’s award, the “December 2018 Time-Based RSUs”).

In January and February 2018, the Executive Compensation Committee of the Company’s Board of Directors awarded 282,038 RSUs to certain officers of the Company under the 2006 Plan, which included 158,205 RSUs (at the target level of performance) that are subject to market and/or performance-based vesting requirements (the “2018 Performance-Based RSUs”) and 123,833 RSUs that are subject to time-based vesting requirements (the “2018 Time-Based RSUs”). Additionally, during 2018, 14,999 RSUs were granted to the board of directors and certain members of management subject to time vesting requirements.

In February 2017, the Executive Compensation Committee of the Company’s Board of Directors awarded 229,976 RSUs to certain officers of the Company under the 2006 Plan, which included 130,956 RSUs (at the target level of performance) that are subject to time-based, market-measure based and performance-based vesting requirements (the

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

“2017 Performance-Based RSUs”) and 99,020 RSUs that are subject to time-based vesting requirements (the “2017 Time-Based RSUs”). Additionally, during 2017, 43,081 RSUs were granted to the board of directors and certain members of management subject to time vesting requirements.

On January 28, 2016, the Executive Compensation Committee of the Company’s Board of Directors awarded 294,821 RSUs to certain officers of the Company under the 2006 Plan, which included 168,077 RSUs (at the target level of performance) that are subject to time-based, market-measure based and performance-based vesting requirements (the “2016 Performance-Based RSUs”) and 126,744 RSUs that are subject to time-based vesting requirements (“2016 Time-Based RSUs”). Additionally, during 2016, 47,003 RSUs were granted to the board of directors and certain members of management subject to time vesting requirements.

December 2018 Market-Based RSU Grant

Between 0% and 200% of the total 346,777 target number of December 2018 Market-Based RSUs will be eligible to vest based on the Company’s relative total shareholder return (“TSR”) versus a comparative group of companies that consist of companies in the SNL US REIT Office Index over the performance period. An initial number of RSUs (the “Initial Number of RSUs”) will be determined at the end of 2021 based on a three-year performance period (2019 through 2021). Once the Initial Number of RSUs is determined, 75% of the Initial Number of RSUs will be scheduled to vest on January 5, 2022. The remaining 25% of the Initial Number of RSUs will be scheduled to vest on January 5, 2023, subject to adjustment based on the Company’s relative TSR for the entire four-year performance period (2019 through 2022). The December 2018 Market-Based RSUs are also subject to service vesting requirements through the scheduled vest dates.

Each December 2018 Market-Based RSU represents the right to receive one share of our common stock in the future, subject to, and as modified by, the Company’s level of achievement of the applicable market conditions. The December 27, 2018 grant date fair value of the December 2018 Market-Based RSUs was $23.8 million. The fair value was calculated using a Monte Carlo simulation pricing model based on the assumptions in the table below. For the year ended December 31, 2018, we recorded compensation expense based upon the $68.66 grant date fair value per share. Compensation expense for the December 2018 Market-Based RSUs is recognized using a graded vesting approach, where 75% of the fair value will be recognized on a straight-line basis over the three-year initial performance period through the end of 2021, and the remaining 25% of the fair value will be recognized on a straight-line basis over the four-year final performance period through the end of 2022. The following table summarizes the assumptions utilized in the Monte Carlo simulation pricing models:

December 2018 Market-Based RSU Award Fair Value Assumptions
Valuation date	December 27, 2018
Fair value per share on valuation date	$68.66
Expected share price volatility	23.0%
Risk-free interest rate	2.4%

The computation of expected volatility was based on a blend of the historical volatility of our shares of common stock over a period of twice the performance period and implied volatility data based on the observed pricing of six month publicly-traded options on shares of our common stock. The risk-free interest rate was based on the yield curve on zero-coupon U.S. Treasury STRIP securities in effect at December 27, 2018.

2018, 2017 and 2016 Annual Performance-Based RSU Grants

The 2018 Performance-Based RSUs are scheduled to vest at the end of a three-year period (consisting of calendar years 2018-2020). A target number of 2018 Performance-Based RSUs were awarded, and the final number of 2018 Performance-Based RSUs that vest (which may be more or less than the target number) will be based upon (1) the achievement of pre-set FFO per share goals for the year ending December 31, 2018 that applies to 100% of the Performance-Based RSUs awarded (the “2018 FFO Performance Condition”) and (2) a performance measure that applies to 50% of the award based upon a measure of the Company’s average debt to EBITDA ratio for the three-year performance period (the “2018 Debt to EBITDA Ratio Performance Condition” and together with the 2018 FFO Performance Condition, the “2018 Performance Conditions”) and a market measure that applies to the other 50% of

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the award based upon the relative ranking of the Company’s TSR for the three-year performance period compared to the TSR of an established comparison group of companies over the same period (the “2018 Market Condition”). The 2018 Performance-Based RSUs are also subject to a three-year service vesting provision and are scheduled to cliff vest on the date the final vesting percentage is determined following the end of the three-year performance period under the awards. The 2018 FFO Performance Condition was achieved 175% of target for one participant and 150% of target for all other participants. The number of 2018 Performance-Based RSUs ultimately earned could fluctuate from the current estimated number of 2018 Performance-Based RSUs granted based upon the levels of achievement for the 2018 Debt to EBITDA Ratio Performance Condition, the 2018 Market Condition and the extent to which the service vesting condition is satisfied.

The 2017 Performance-Based RSUs are scheduled to cliff vest at the end of a three-year period (consisting of calendar years 2017-2019) based upon (1) the achievement of pre-defined FFO per share goals for the year ended December 31, 2017 that applies to 100% of the 2017 Performance-Based RSUs awarded (the “2017 FFO Performance Condition”) and (2) also based upon either the average FAD per share growth that applies to 30% of the award or the Company’s average debt to EBITDA ratio that applies to a separate 30% of the award (together, the “Other 2017 Performance Conditions” and together with the 2017 FFO Performance Condition, the “2017 Performance Conditions”) or the relative TSR versus a comparative group of companies that consist of companies in the SNL US REIT Office Index that applies to the remaining 40% of the award (the “2017 Market Condition”) for the three-year period ending December 31, 2019. The 2017 FFO Performance Condition was achieved at a weighted average of approximately 131% of target for the 2017 Performance-Based RSUs. The number of 2017 Performance-Based RSUs ultimately earned could fluctuate from the current estimated number of 2017 Performance-Based RSUs granted based upon the levels of achievement for the Other 2017 Performance Conditions, the 2017 Market Condition and the extent to which the service vesting condition is satisfied.

The 2016 Performance-Based RSUs are also scheduled to cliff vest at the end of a three-year service period based upon the achievement of pre-defined FFO per share goals for the year ended December 31, 2016 (the “2016 Performance Condition”) and also upon the average annual relative total stockholder return versus a comparative group of companies that consist of companies in the SNL US REIT Office Index (the “2016 Market Condition”) for the three-year period ending December 31, 2018. Based upon the combined results of the final 2016 Performance Condition and 2016 Market Condition, the 2016 Performance-Based RSUs achieved 144% of their target level of performance.

As of December 31, 2018, the estimated number of RSUs earned for the 2018 and 2017 Performance-Based RSUs and the actual number of RSUs earned for the 2016 Performance-Based RSUs was as follows:

	2018 Performance-Based RSUs	2017 Performance-Based RSUs	2016 Performance-Based RSUs
Service vesting period	February 14, 2018 - January, 2021	February 24, 2017 - January, 2020	January 28, 2016 - January, 2019
Target RSUs granted	158,205	130,956	168,077
Estimated RSUs earned (1)	254,235	170,994	241,438
Date of valuation	February 14, 2018	February 24, 2017	January 28, 2016
_______________

(1)
Estimated RSUs earned for the 2018 Performance-Based RSUs are based on the actual achievement of the 2018 FFO Performance Condition and assumes target level achievement of the 2018 Debt to EBITDA Ratio Performance Condition and the 2018 Market Condition. Estimated RSUs earned for the 2017 Performance-Based RSUs are based on the actual achievement of the 2017 FFO Performance Condition and assume target level achievement of the 2017 Market Condition and Other 2017 Performance Conditions. The 2016 Performance-Based RSUs earned are based on actual performance of the 2016 Performance Condition and the 2016 Market Condition.

Each Performance-Based RSU represents the right to receive one share of our common stock in the future, subject to, and as modified by, the Company’s level of achievement of the applicable performance and market conditions. The fair values of the 2018 Performance-Based RSUs, 2017 Performance-Based RSUs and 2016 Performance-Based RSUs were $10.8 million at February 14, 2018, $10.3 million at February 24, 2017 and $9.6 million at January 28, 2016, respectively. The fair values for the awards with market conditions were calculated using a Monte Carlo simulation pricing model based on the assumptions in the table below. The determination of the fair value of the 2018, 2017 and 2016 Performance-Based RSUs takes into consideration the likelihood of achievement of the 2018, 2017 and 2016 Performance Conditions and the 2018, 2017 and 2016 Market Conditions, respectively, as discussed above. The following table summarizes the assumptions utilized in the Monte Carlo simulation pricing models:

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2018 Award Fair Value Assumptions	2017 Award Fair Value Assumptions	2016 Award Fair Value Assumptions
Valuation date	February 14, 2018	February 24, 2017	January 28, 2016
Fair value per share on valuation date	$70.08	$80.89	$57.08
Expected share price volatility	20.00%	21.00%	26.00%
Risk-free interest rate	2.37%	1.39%	1.13%

The computation of expected volatility was based on a blend of the historical volatility of our shares of common stock over a period of twice the remaining performance period as of the grant date and implied volatility data based on the observed pricing of six month publicly-traded options on shares of our common stock. The risk-free interest rate was based on the yield curve on zero-coupon U.S. Treasury STRIP securities in effect at February 14, 2018, February 24, 2017 and January 28, 2016.

Compensation expense for the Performance-Based RSUs is recognized on a straight-line basis over the requisite service period for each participant, which is generally the three-year service period. However, for one participant there was a shorter service period for their 2017 and 2018 Performance-Based RSUs. As of December 31, 2018, the number of 2018 Performance-Based RSUs estimated to be earned based on the Company’s estimate of the performance conditions measured against the applicable goals was 254,235, and the compensation cost recorded to date for this program was based on that estimate. For the portion of the 2018 Performance-Based RSUs subject to the 2018 Market Condition, for the year ended December 31, 2018, we recorded compensation expense based upon the $70.08 fair value per share at February 14, 2018. Compensation expense will be variable for the portion of the 2018 Performance-Based RSUs subject to the 2018 Debt to EBITDA Ratio Performance Condition, based upon the outcome of that condition. As of December 31, 2018, the number of 2017 Performance-Based RSUs estimated to be earned based on the Company’s estimate of the performance conditions measured against the applicable goals was 170,994, and the compensation cost recorded to date for this program was based on that estimate. For the portion of the 2017 Performance-Based RSUs subject to the 2017 Market Condition, for the years ended December 31, 2018 and 2017, we recorded compensation expense based upon the $80.89 fair value per share at February 24, 2017. Compensation expense will be variable for the portion of the 2017 Performance-Based RSUs subject to the Other 2017 Performance Conditions, based upon the outcome of those conditions. For the years ended December 31, 2018, 2017 and 2016, we recorded compensation expense for the 2016 Performance-Based RSUs based upon $57.08 fair value per share at January 28, 2016 multiplied by the 241,438 RSUs, which is net of forfeitures, estimated to be earned at December 31, 2016.

December 2018 and Annual 2018, 2017 and 2016 Time-Based RSU Grants

The annual 2018, 2017 and 2016 Time-Based RSUs are scheduled to vest in equal installments over the periods listed below. The December 2018 Time-Based RSUs are scheduled to vest 50% on January 5, 2022 and 50% on January 5, 2023. Compensation expense for the December 2018 and annual 2018, 2017 and 2016 Time-Based RSUs is recognized on a straight-line basis over the requisite service period, which is generally the explicit service period. However, for one participant there was a shorter service period for their 2017 and 2018 Time-Based RSUs. Each Time-Based RSU represents the right to receive one share of our common stock in the future, subject to continued employment through the applicable vesting date. The total fair value of the Time-Based RSUs is based on the Company's closing share price on the NYSE on the respective fair valuation dates as detailed in the table below:

	December 2018 Time-Based RSU Grant	2018 Time-Based RSU Grant (1)	2017 Time-Based RSU Grant (2)	2016 Time-Based RSU Grant
Service vesting period	December 27, 2018 - January 5, 2023	January & February 2018 - January 5, 2021	February 2017 - January 5, 2020	January 28, 2016 - January 5, 2019
Fair value on valuation date (in millions)	$18.5	$8.4	$7.5	$7.1
Fair value per share	$62.00	$70.37	$73.30	$56.23
Date of fair valuation	December 27, 2018	January & February 2018	February 2017	January 28, 2016
_______________

(1)	The 2018 Time-Based RSUs consist of 56,015 RSUs granted on January 29, 2018 at a fair value per share of $70.37 and 67,818 RSUs granted on February 14, 2018 at a fair value per share of $66.46.

(2)	The 2017 Time-Based RSUs consist of 41,119 RSUs granted on February 3, 2017 at a fair value per share of $73.30 and 57,901 RSUs granted on February 24, 2017 at a fair value per share of $77.16.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summary of Performance and Market-Measure Based RSUs

A summary of our performance and market-measure based RSU activity from January 1, 2018 through December 31, 2018 is presented below:

	Nonvested RSUs		Vested RSUs	Total RSUs
	Amount	Weighted-Average Fair Value Per Share (1)
Outstanding at January 1, 2018	665,110	$68.83	55,672	720,782
Granted	601,012	68.51	1,067	602,079
Vested	(261,875)	74.25	261,875	—
Settled (2)			(285,818)	(285,818)
Issuance of dividend equivalents (3)	14,090	71.75	2,976	17,066
Forfeited	—		(11)	(11)
Outstanding as of December 31, 2018 (4)	1,018,337	$67.29	35,761	1,054,098
_______________

(1)
Represents the grant-date fair value for all awards, excluding the 2014 Performance-Based RSU Grant, which was re-measured upon stockholder approval of the amended 2006 Plan on May 22, 2014, as an insufficient number of shares were available to settle these RSUs upon initial grant on January 29, 2014.

(2)
Represents vested RSUs that were settled in shares of the Company’s common stock. Total shares settled include 139,933 shares that were tendered in accordance with the terms of the 2006 Plan to satisfy minimum statutory tax withholding requirements related to the RSUs settled. We accept the return of RSUs at the current quoted closing share price of the Company’s common stock to satisfy tax obligations.

(3)	Represents the issuance of dividend equivalents earned on the underlying RSUs. The dividend equivalents vest based on terms specified under the related RSU award agreement.

(4)
Outstanding RSUs as of December 31, 2018 represent the actual achievement of the FFO performance conditions and assumes target levels for the market and other performance conditions. The number of restricted stock units ultimately earned is subject to change based upon actual performance over the three-year vesting period. Dividend equivalents earned will vest along with the underlying award and are also subject to changes based on the number of RSUs ultimately earned for each underlying award.

A summary of our performance and market-measure based RSU activity for years ended December 31, 2018, 2017 and 2016 is presented below:

	RSUs Granted		RSUs Vested
Years ended December 31,	Non-Vested RSUs Granted (1)	Weighted-Average Fair Value Per Share (2)	Vested RSUs	Total Vest-Date Fair Value (in thousands)
2018	601,012	$68.51	(265,918)	$18,906
2017	170,994	78.97	(194,991)	14,270
2016	258,393	57.36	(36,914)	2,788
_______________

(1)
Non-vested RSUs granted during the years ended December 31, 2018 and 2017 are based on the actual achievement of the FFO performance conditions and assumes target level achievement for the market and other performance conditions. Non-vested RSUs granted during the year ended December 31, 2016 are based on the final performance of both the 2016 Performance and Market Conditions, and are non-vested as of December 31, 2018 as they were subject to the Compensation Committee’s confirmation of final performance.

(2)
Represents the grant-date fair value for all awards, excluding the 2014 Performance-Based RSU Grant, which was re-measured upon stockholder approval of the amended 2006 Plan on May 22, 2014, as an insufficient number of shares were available to settle these RSUs upon initial grant on January 29, 2014.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summary of Time-Based RSUs

A summary of our time-based RSU activity from January 1, 2018 through December 31, 2018 is presented below:

	Nonvested RSUs		Vested RSUs	Total RSUs
	Amount	Weighted Average Fair Value Per Share (1)
Outstanding at January 1, 2018	331,546	$66.83	1,080,928	1,412,474
Granted	437,216	64.21	—	437,216
Vested	(187,209)	63.85	187,209	—
Settled (2)			(202,536)	(202,536)
Issuance of dividend equivalents (3)	6,316	71.75	26,922	33,238
Forfeited	(1,090)	70.62	—	(1,090)
Canceled (4)			(3,435)	(3,435)
Outstanding as of December 31, 2018	586,779	$65.87	1,089,088	1,675,867
_______________

(1)
Represents the grant-date fair value for all awards, excluding the 2014 Performance-Based RSU Grant, which was re-measured upon stockholder approval of the amended 2006 Plan on May 22, 2014, as an insufficient number of shares were available to settle these RSUs upon initial grant on January 29, 2014.

(2)
Represents vested RSUs that were settled in shares of the Company’s common stock. Total shares settled include 85,598 shares that were tendered in accordance with the terms of the 2006 Plan to satisfy minimum statutory tax withholding requirements related to the RSUs settled. We accept the return of RSUs at the current quoted closing share price of the Company’s common stock to satisfy tax obligations.

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

A summary of our time-based RSU activity for the years ended December 31, 2018, 2017 and 2016 is presented below:

	RSUs Granted		RSUs Vested
Year ended December 31,	Non-Vested RSUs Issued	Weighted-Average Grant Date Fair Value Per Share	Vested RSUs	Total Vest-Date Fair Value (1) (in thousands)
2018	437,216	$64.21	(214,131)	$14,768
2017	142,101	74.91	(228,095)	16,735
2016	173,747	58.29	(130,784)	8,438
_______________

(1)
Total fair value of RSUs vested was calculated based on the quoted closing share price of the Company’s common stock on the NYSE on the day of vesting. Excludes the issuance of dividend equivalents earned on the underlying RSUs. The dividend equivalents vest based on terms specified under the related RSU award agreement.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summary of Nonvested Restricted Stock

A summary of our nonvested restricted stock activity from January 1, 2018 through December 31, 2018 is presented below:

	Nonvested Restricted Stock	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2018	22,884	$55.23
Transferred from time-based RSUs	—	—
Vested (1)	(22,884)	55.23
Outstanding as of December 31, 2018	—	$—
_______________

(1)
The total shares vested includes 9,637 shares that were tendered in accordance with the terms of the 2006 Plan to satisfy minimum statutory tax withholding requirements related to the restricted shares that have vested. We accept the return of shares at the current quoted closing share price of the Company’s common stock to satisfy tax withholding obligations.

A summary of our nonvested and vested restricted stock activity for years ended December 31, 2018, 2017 and 2016 is presented below:

	Shares Granted		Shares Vested
Years ended December 31,	Nonvested Shares Issued	Weighted-Average Grant Date Fair Value Per Share	Vested Shares	Total Fair Value at Vest Date(1) (in thousands)
2018	—	$—	(22,884)	$1,652
2017	—	—	(24,261)	1,781
2016	—	—	(24,262)	1,527
_______________

(1)	Total fair value of shares vested was calculated based on the quoted closing share price of the Company’s common stock on the NYSE on the date of vesting.

Share-Based Compensation Cost Recorded During the Period

The total compensation cost for all share-based compensation programs was $35.9 million, $26.3 million and $26.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. Of the total share-based compensation costs, $8.0 million, $7.3 million and $5.6 million was capitalized as part of real estate assets and deferred leasing costs for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, there was approximately $60.5 million of total unrecognized compensation cost related to nonvested incentive awards granted under share-based compensation arrangements that is expected to be recognized over a weighted-average period of 3.0 years. The remaining compensation cost related to these nonvested incentive awards had been recognized in periods prior to December 31, 2018. The $60.5 million of unrecognized compensation costs does not reflect the future compensation cost related to share-based awards that were granted subsequent to December 31, 2018.

Other Compensation

On December 27, 2018, the Executive Compensation Committee of the Company’s Board approved, and the Company and the Operating Partnership entered into the Amended Employment Agreement with John Kilroy, which amends and supersedes the existing employment agreement dated January 1, 2012. Except as noted below, the Amended Employment Agreement continues Mr. Kilroy’s employment on terms substantially similar to those of the existing employment agreement, with a new term scheduled to continue through December 31, 2023. The Amended Employment Agreement includes a cash retirement benefit of $13.2 million, or $16.2 million for a retirement at or after attaining age 73, with at least twelve months’ advance notice or at or after the end of the term of the agreement. For the year ended December 31, 2018, the Company recognized $12.1 million of compensation expense in general and administrative expenses on the consolidated statement of operations, representing the present value of the potential cash retirement benefit amount that was earned based on prior service.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16.	Employee Benefit Plans

401(k) Plan

We have a retirement savings plan designed to qualify under Section 401(k) of the Code (the “401(k) Plan”). Our employees are eligible to participate in the 401(k) Plan on the first day of the month after three months of service. The 401(k) Plan allows eligible employees (“401(k) Participants”) to defer up to 60% of their eligible compensation on a pre-tax basis, subject to certain maximum amounts allowed by the Code. The 401(k) Plan provides for a matching contribution by the Company in an amount equal to 50 cents of each one dollar of participant contributions up to a maximum of 10% of the 401(k) Participant’s annual salary. 401(k) Participants vest immediately in the amounts contributed by us. For each of the years ended December 31, 2018, 2017, and 2016, we contributed $1.5 million, $1.3 million and $1.2 million, respectively, to the 401(k) Plan.

Deferred Compensation Plan

In 2007, we adopted the Deferred Compensation Plan, under which directors and certain management employees may defer receipt of their compensation, including up to 70% of their salaries and up to 100% of their director fees and bonuses, as applicable. In addition, employee participants will receive mandatory Company contributions to their Deferred Compensation Plan accounts equal to 10% of their gross monthly salaries, without regard to whether such employees elect to defer salary or bonus compensation under the Deferred Compensation Plan. Our Board may, but has no obligation to, approve additional discretionary contributions by the Company to Participant accounts. We hold the Deferred Compensation Plan assets in a limited rabbi trust, which is subject to the claims of our creditors in the event of bankruptcy or insolvency.

See Note 19 “Fair Value Measurements and Disclosures” for further discussion of our Deferred Compensation Plan assets as of December 31, 2018 and 2017. Our liability of $21.7 million and $20.6 million under the Deferred Compensation Plan was fully funded as of December 31, 2018 and 2017, respectively.

17.	Future Minimum Rent

We have operating leases with tenants that expire at various dates through 2043 and are either subject to scheduled fixed increases or adjustments in rent based on the Consumer Price Index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future contractual minimum rent under operating leases as of December 31, 2018 for future periods is summarized as follows:

Year Ending	(in thousands)
2019	$566,783
2020	632,875
2021	631,835
2022	620,684
2023	586,371
Thereafter	3,240,143
Total (1)	$6,278,691
______________

(1)	Excludes residential leases and leases with a term of one year or less.

18.	Commitments and Contingencies

General

As of December 31, 2018, we had commitments of approximately $960.1 million, excluding our ground lease commitments, for contracts and executed leases directly related to our operating and development properties.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Ground Leases

The following table summarizes our properties that are held subject to long-term noncancellable ground lease obligations and the respective contractual expiration dates:

Property	Contractual Expiration Date (1)
601 108th Ave NE, Bellevue, WA	November 2093
701, 801 and 837 N. 34th Street, Seattle, WA (2)	December 2041
1701 Page Mill Road and 3150 Porter Drive, Palo Alto, CA	December 2067
Kilroy Airport Center Phases I, II, and III, Long Beach, CA	July 2084
____________________

(1)	Reflects the contractual expiration date prior to the impact of any extension or purchase options held by the Company.

(2)	The Company has three 10-year and one 45-year extension options for this ground lease, which if exercised would extend the expiration date to December 2116.

The minimum commitment under our ground leases as of December 31, 2018 for five years and thereafter is as follows:

Year Ending	(in thousands)
2019	$5,154
2020	5,154
2021	5,154
2022	5,154
2023	5,154
Thereafter	233,619
Total (1)(2)(3)(4)(5)	$259,389
________________________

(1)	Excludes contingent future rent payments based on gross income or adjusted gross income and reflects the minimum ground lease obligations before the impact of ground lease extension options.

(2)
One of our ground lease obligations is subject to a fair market value adjustment every five years; however, the lease includes ground rent subprotection and infrastructure rent credits which currently limit our annual rental obligations to $1.0 million. The contractual obligations for that ground lease included above assumes the lesser of $1.0 million or annual lease rental obligation in effect as of December 31, 2018.

(3)
One of our ground lease obligations includes a component which is based on the percentage of gross income that exceeds the minimum ground rent. The minimum rent is subject to increases every five years based on 50% of the average annual percentage rent for the previous five years. The contractual obligations for that lease included above assume the current annual ground lease obligation in effect at December 31, 2018 for the remainder of the lease term since we cannot predict future adjustments.

(4)
One of our ground lease obligations is subject to a fair market value adjustment every five years based on a combination of CPI adjustments and third-party appraisals limited to maximum increases annually. The contractual obligations for that lease included above assume the current annual ground lease obligation in effect at December 31, 2018 for the remainder of the lease term since we cannot predict future adjustments.

(5)
One of our ground lease obligations includes a component which is based on the percentage of adjusted gross income that exceeds the minimum ground rent. The minimum rent is subject to increases every 10 years by an amount equal to 60% of the average annual percentage rent for the previous three years. The contractual obligations for this lease included above assume the current annual ground lease obligation in effect at December 31, 2018 for the remainder of the lease term since we cannot predict future adjustments.

Environmental Matters

We follow the policy of monitoring all of our properties, including acquisition, development, and existing stabilized portfolio properties, for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, we are not currently aware of any environmental liability with respect to our stabilized portfolio properties that would have a material adverse effect on our financial condition, results of operations and cash flow, or that we believe would require additional disclosure or the recording of a loss contingency.

As of December 31, 2018 and 2017, we had accrued environmental remediation liabilities of approximately $83.2 million and $28.3 million, respectively, recorded on our consolidated balance sheets in connection with certain of our in-process and future development projects. The accrued environmental remediation liabilities represent the remaining costs we estimate we will incur prior to and during the development process at various development acquisition sites. These estimates, which we developed with the assistance of third party experts, consist primarily of the removal of contaminated soil, performing environmental closure activities, constructing remedial systems, and other related costs

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

since we are required to dispose of any existing contaminated soil, and sometimes perform other environmental closure or remedial activities, when we develop new buildings at these sites.

We record estimated environmental remediation obligations for acquired properties at the acquisition date when we are aware of such costs and when such costs are probable of being incurred and can be reasonably estimated. Estimated costs related to development environmental remediation liabilities are recorded as an increase to the cost of the development project. Actual costs are recorded as a decrease to the liability when incurred. These accruals are adjusted as an increase or decrease to the development project costs and as an increase or decrease to the accrued environmental remediation liability if we obtain further information or circumstances change. The environmental remediation obligations recorded at December 31, 2018 and 2017 were not discounted to their present values since the amount and timing of cash payments are not fixed. It is possible that we could incur additional environmental remediation costs in connection with these development projects.  However, potential additional environmental costs for these development projects cannot be reasonably estimated at this time and certain changes in estimates could occur as the site conditions, final project timing, design elements, actual soil conditions and other aspects of the projects, which may depend upon municipal and other approvals beyond the control of the Company, are determined.

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

19.    Fair Value Measurements and Disclosures

Assets and Liabilities Reported at Fair Value

The only assets we record at fair value on our consolidated financial statements are the marketable securities related to our Deferred Compensation Plan (see Note 16 “Employee Benefit Plans” for additional information). The following table sets forth the fair value of our marketable securities as of December 31, 2018 and 2017:

	Fair Value (Level 1) (1)
	2018	2017
Description	(in thousands)
Marketable securities (2)	$21,779	$20,674
_______________

(1)	Based on quoted prices in active markets for identical securities.

(2)	The marketable securities are held in a limited rabbi trust.

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

The following table sets forth the net (loss) gain on marketable securities recorded during the years ended December 31, 2018, 2017 and 2016:

	December 31,
	2018	2017	2016
Description	(in thousands)
Net (loss) gain on marketable securities	$(1,851)	$3,023	$1,130

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our other financial instruments as of December 31, 2018 and 2017:

	December 31,
	2018		2017
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
	(in thousands)
Liabilities
Secured debt, net	$335,531	$335,885	$340,800	$346,858
Unsecured debt, net	2,552,070	2,546,386	2,006,263	2,077,199
Unsecured line of credit (1)	45,000	45,058	—	—
_______________

(1)	Fair value calculated using Level II inputs, which are based on model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

20.    Other Significant Events

During the year ended December 31, 2018, we recognized $5.7 million of provision for bad debts. The provision for bad debts was primarily due to a $7.0 million provision for one tenant recognized during the second quarter of 2018, partially offset by a $1.4 million decrease in the provision for bad debts for one lease due to the assignment of the lease to a credit tenant during the second quarter of 2018.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

21.	Net Income Available to Common Stockholders Per Share of the Company

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted per-share computations for net income available to common stockholders for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except unit and per unit amounts)
Numerator:
Net income attributable to Kilroy Realty Corporation	$258,415	$164,612	$293,788
Total preferred dividends	—	(13,363)	(13,250)
Allocation to participating securities (1)	(2,004)	(1,975)	(3,839)
Numerator for basic and diluted net income available to common stockholders	$256,411	$149,274	$276,699
Denominator:
Basic weighted average vested shares outstanding	99,972,359	98,113,561	92,342,483
Effect of dilutive securities	510,006	613,770	680,551
Diluted weighted average vested shares and common stock equivalents outstanding	100,482,365	98,727,331	93,023,034
Basic earnings per share:
Net income available to common stockholders per share	$2.56	$1.52	$3.00
Diluted earnings per share:
Net income available to common stockholders per share	$2.55	$1.51	$2.97
________________________

(1)	Participating securities include nonvested shares, certain time-based RSUs and vested market measure-based RSUs.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common shares, including stock options, RSUs, shares issuable under executed forward equity sale agreements and other securities are considered in our diluted earnings per share calculation for the years ended December 31, 2018, 2017, and 2016. Certain market measure-based RSUs are not included in dilutive securities as of December 31, 2018, 2017, and 2016 as not all performance metrics had been met by the end of the applicable reporting periods.

See Note 15 “Share-Based Compensation” for additional information regarding the stock options and other share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

22.	Net Income Available to Common Unitholders Per Unit of the Operating Partnership

The following table reconciles the numerator and denominator in computing the Operating Partnership’s basic and diluted per-unit computations for net income available to common unitholders for the years ended 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except unit and per unit amounts)
Numerator:
Net income attributable to Kilroy Realty, L.P.	$263,210	$167,440	$300,063
Total preferred distributions	—	(13,363)	(13,250)
Allocation to participating securities (1)	(2,004)	(1,975)	(3,839)
Numerator for basic and diluted net income available to common unitholders	$261,206	$152,102	$282,974
Denominator:
Basic weighted average vested units outstanding	102,025,276	100,246,567	94,771,688
Effect of dilutive securities	510,006	613,770	680,551
Diluted weighted average vested units and common unit equivalents outstanding	102,535,282	100,860,337	95,452,239
Basic earnings per unit:
Net income available to common unitholders per unit	$2.56	$1.52	$2.99
Diluted earnings per unit:
Net income available to common unitholders per unit	$2.55	$1.51	$2.96
________________________

(1)	Participating securities include nonvested shares, certain time-based RSUs and vested market measure-based RSUs.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common units, including stock options, RSUs, shares issuable under executed forward equity sale agreements and other securities are considered in our diluted earnings per share calculation for the years ended December 31, 2018, 2017 and 2016. Certain market measure-based RSUs are not included in dilutive securities as of December 31, 2018, 2017 and 2016 as not all performance metrics had been met by the end of the applicable reporting periods.

See Note 15 “Share-Based Compensation” for additional information regarding the stock options and other share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

23.    Supplemental Cash Flow Information of the Company

Supplemental cash flow information follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $65,627, $44,757, and $47,675 as of December 31, 2018, 2017 and 2016, respectively	$44,697	$67,336	$54,295
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$158,626	$116,089	$62,589
Tenant improvements funded directly by tenants	$13,968	$15,314	$18,050
Assumption of other assets and liabilities in connection with operating and development property acquisitions, net (Note 3)	$40,624	$1,443	$5,863
Accrual for receivable related to development properties	$—	$—	$1,350
NON-CASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders (Notes 13 and 28)	$47,559	$43,448	$220,650
Exchange of common units of the Operating Partnership into shares of the Company’s common stock	$1,962	$10,939	$8,893
Accrual of dividends and distributions payable to preferred stockholders and preferred unitholders (Note 13)	$—	$—	$1,656
Issuance of common units of the Operating Partnership in connection with an acquisition	$—	$—	$48,033
Secured debt assumed by buyers in connection with land disposition (Note 4)	$—	$—	$2,322

The following is a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the years ended 2018, 2017 and 2016.

	Year Ended December 31,
	2018	2017	2016
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$57,649	$193,418	$56,508
Restricted cash at beginning of period	9,149	56,711	696
Cash and cash equivalents and restricted cash at beginning of period	$66,798	$250,129	$57,204

Cash and cash equivalents at end of period	$51,604	$57,649	$193,418
Restricted cash at end of period	119,430	9,149	56,711
Cash and cash equivalents and restricted cash at end of period	$171,034	$66,798	$250,129

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

24.    Supplemental Cash Flow Information of the Operating Partnership:

Supplemental cash flow information follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $65,627, $44,757, and $47,675 as of December 31, 2018, 2017 and 2016, respectively	$44,697	$67,336	$54,295
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$158,626	$116,089	$62,589
Tenant improvements funded directly by tenants	$13,968	$15,314	$18,050
Assumption of other assets and liabilities in connection with operating and development property acquisitions, net (Note 3)	$40,624	$1,443	$5,863
Accrual for receivable related to development properties	$—	$—	$1,350
NON-CASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders (Notes 14 and 28)	$47,559	$43,448	$220,650
Accrual of dividends and distributions payable to preferred stockholders and preferred unitholders (Note 14)	$—	$—	$1,656
Issuance of common units in connection with a development property acquisition	$—	$—	$48,033
Secured debt assumed by buyers in connection with land disposition (Note 4)	$—	$—	$2,322

The following is a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the years ended 2018, 2017 and 2016.

	Year Ended December 31,
	2018	2017	2016
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$57,649	$193,418	$56,508
Restricted cash at beginning of period	9,149	56,711	696
Cash and cash equivalents and restricted cash at beginning of period	$66,798	$250,129	$57,204

Cash and cash equivalents at end of period	$51,604	$57,649	$193,418
Restricted cash at end of period	119,430	9,149	56,711
Cash and cash equivalents and restricted cash at end of period	$171,034	$66,798	$250,129

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

25.    Tax Treatment of Distributions

The following table reconciles the dividends declared per share of common stock to the dividends paid per share of common stock during the years ended December 31, 2018, 2017 and 2016 as follows:

	Year Ended December 31,
Dividends	2018	2017	2016
Dividends declared per share of common stock	$1.790	$1.650	$3.375
Less: Dividends declared in the current year and paid in the following year	(0.455)	(0.425)	(2.275)
Add: Dividends declared in the prior year and paid in the current year (1)	0.425	2.275	0.350
Dividends paid per share of common stock	$1.760	$3.500	$1.450
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

The unaudited income tax treatment for the dividends to common stockholders reportable for the years ended December 31, 2018, 2017 and 2016 as identified in the table above was as follows:

	Year Ended December 31,
Shares of Common Stock	2018		2017		2016
Ordinary income (1)	$1.474	83.73%	$1.356	70.87%	$1.500	49.40%
Qualified dividend	0.003	0.19	0.002	0.11	0.002	0.06
Return of capital	0.275	15.64	0.344	18.00	—	—
Capital gains (2)	0.008	0.44	—	—	1.212	39.89
Unrecaptured section 1250 gains	—	—	0.211	11.02	0.323	10.65
	$1.760	100.00%	$1.913	100.00%	$3.037	100.00%
_________________

(1)
The Tax Cuts and Jobs Act enacted on December 22, 2017 generally allows a deduction for noncorporate taxpayers equal to 20% of ordinary dividends distributed by a REIT (excluding capital gain dividends and qualified dividend income). The amount of dividend eligible for this deduction is referred to as the Section 199A Dividend.  For the year ended December 31, 2018, the Section 199A Dividend is equal to the total ordinary income dividend.

(2)	Capital gains are comprised entirely of 20% rate gains.

The 6.875% Series G Cumulative Redeemable Preferred Stock was issued in March 2012 and redeemed in March 2017. The unaudited income tax treatment for the dividends to Series G preferred stockholders reportable for the years ended December 31, 2017 and 2016 was as follows:

	Year Ended December 31,
Preferred Shares	2017		2016
Ordinary income	$0.371	86.43%	$0.848	49.31%
Qualified dividend	0.001	0.14	0.001	0.06
Capital gains (1)	—	—	0.687	39.97
Unrecaptured section 1250 gains	0.058	13.43	0.183	10.66
	$0.430	100.00%	$1.719	100.00%
__________________

(1)	Capital gains are comprised entirely of 20% rate gains.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The 6.375% Series H Cumulative Redeemable Preferred Stock was issued in August 2012 and redeemed in August 2017. The unaudited income tax treatment for the dividends to Series H preferred stockholders reportable for the years ended December 31, 2017 and 2016 was as follows:

	Year Ended December 31,
Preferred Shares	2017		2016
Ordinary income	$1.033	86.43%	$0.786	49.31%
Qualified dividend	0.002	0.14	0.001	0.06
Capital gains (1)	—	—	0.637	39.97
Unrecaptured section 1250 gains	0.160	13.43	0.170	10.66
	$1.195	100.00%	$1.594	100.00%
__________________

(1)	Capital gains are comprised entirely of 20% rate gains.

26.	Quarterly Financial Information of the Company (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2018 and 2017 was as follows:

	2018 Quarter Ended (1)
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
Revenues	$182,822	$187,072	$186,562	$190,842
Net income	40,971	31,755	38,310	166,890
Net income attributable to Kilroy Realty Corporation	36,246	27,549	34,400	160,220
Net income available to common stockholders	36,246	27,549	34,400	160,220
Net income available to common stockholders per share – basic	0.36	0.27	0.34	1.59
Net income available to common stockholders per share – diluted	0.36	0.27	0.33	1.58

	2017 Quarter Ended (1)
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
Revenues	$179,308	$180,598	$181,534	$177,561
Net income	37,281	35,306	75,488	32,540
Net income attributable to Kilroy Realty Corporation	33,525	31,448	71,110	28,529
Preferred dividends and distributions	(7,196)	(1,615)	(4,552)	—
Net income available to common stockholders	26,329	29,833	66,558	28,529
Net income available to common stockholders per share – basic	0.27	0.30	0.67	0.28
Net income available to common stockholders per share – diluted	0.26	0.30	0.67	0.28
____________________

(1)
The summation of the quarterly financial data may not equal the annual number reported on the consolidated statements of operations due to rounding. For the year ended December 31, 2018, the summation of the quarterly net income available to common stockholders per share does not equal the annual number reported on the consolidated statements of operations due to the Company’s at-the-market stock offering programs that occurred during the year.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

27.	Quarterly Financial Information of the Operating Partnership (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2018 and 2017 was as follows:

	2018 Quarter Ended (1)
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per unit amounts)
Revenues	$182,822	$187,072	$186,562	$190,842
Net income	40,971	31,755	38,310	166,890
Net income attributable to the Operating Partnership	36,893	28,015	34,993	163,309
Net income available to common unitholders	36,893	28,015	34,993	163,309
Net income available to common unitholders per unit – basic	0.36	0.27	0.34	1.58
Net income available to common unitholders per unit – diluted	0.36	0.27	0.33	1.57

	2017 Quarter Ended (1)
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per unit amounts)
Revenues	$179,308	$180,598	$181,534	$177,561
Net income	37,281	35,306	75,488	32,540
Net income attributable to the Operating Partnership	34,054	31,971	72,402	29,013
Preferred distributions	(7,196)	(1,615)	(4,552)	—
Net income available to common unitholders	26,858	30,356	67,850	29,013
Net income available to common unitholders per unit – basic	0.26	0.30	0.67	0.28
Net income available to common unitholders per unit – diluted	0.26	0.30	0.67	0.28
___________________

(1)
The summation of the quarterly financial data may not equal the annual number reported on the consolidated statements of operations due to rounding. For the year ended December 31, 2018, the summation of the quarterly net income available to common stockholders per share does not equal the annual number reported on the consolidated statements of operations due to the Company’s at-the-market stock offering programs that occurred during the year.

28.	Subsequent Events

On January 15, 2019, $47.5 million of dividends were paid out to common stockholders, common unitholders and RSU holders of record on December 31, 2018.

In February 2019, the Executive Compensation Committee granted 144,982 Time-Based RSUs and 143,396 Performance-Based RSUs to key employees under the 2006 Plan. The compensation cost related to the RSUs is expected to be recognized over a period of three years.

On February 11, 2019, the Company repaid at par a secured mortgage note payable due in June 2019 for $74.3 million.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2018, 2017 and 2016
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses (1)	Recoveries (Deductions)	Balance at End of Period
Allowance for Uncollectible Tenant Receivables for the year ended December 31,
2018 – Allowance for uncollectible tenant receivables	$2,309	$2,604	$(274)	$4,639
2017 – Allowance for uncollectible tenant receivables	1,712	1,517	(920)	2,309
2016 – Allowance for uncollectible tenant receivables	2,080	—	(368)	1,712
Allowance for Deferred Rent Receivables for the year ended December 31,
2018 – Allowance for deferred rent	$3,238	$165	$(64)	$3,339
2017 – Allowance for deferred rent	1,524	1,752	(38)	3,238
2016 – Allowance for deferred rent	1,882	—	(358)	1,524
__________________

(1)	In addition, for the year ended December 31, 2018, $2.9 million was charged to costs and expenses for a valuation allowance for a note receivable.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2018

	Initial Cost					Gross Amounts at Which Carried at Close of Period
Property Location	Encumb- rances		Land and improve- ments	Buildings and Improve- ments	Costs Capitalized Subsequent to Acquisition/ Improvement	Land and improve- ments	Buildings and Improve- ments	Total	Accumulated Depreciation	Depreci- ation Life (1)	Date of Acquisition (A)/ Construction (C) (2)		Rentable Square Feet (3) (unaudited)
	($ in thousands)
Office Properties:
2829 Townsgate Rd., Thousand Oaks, CA			$5,248	$8,001	$8,267	$5,248	$16,268	$21,516	$11,862	35	1997	( A )	84,098
2240 E. Imperial Highway, El Segundo, CA			1,044	11,763	29,509	1,048	41,268	42,316	25,671	35	1983	( C )	122,870
2250 E. Imperial Highway, El Segundo, CA			2,579	29,062	36,148	2,547	65,242	67,789	52,858	35	1983	( C )	298,728
2260 E. Imperial Highway, El Segundo, CA			2,518	28,370	36,672	2,547	65,013	67,560	14,064	35	1983	( C )	298,728
909 N. Pacific Coast Highway, El Segundo, CA		(4)	3,577	34,042	48,056	3,577	82,098	85,675	38,602	35	2005	( C )	244,136
999 N. Pacific Coast Highway, El Segundo, CA		(4)	1,407	34,326	16,497	1,407	50,823	52,230	23,178	35	2003	( C )	128,588
6115 W. Sunset Blvd., Los Angeles, CA (5)			1,313	3	16,458	2,455	15,319	17,774	1,483	35	2015	( C )	26,105
6121 W. Sunset Blvd., Los Angeles, CA (5)			11,120	4,256	43,952	8,703	50,625	59,328	5,631	35	2015	( C )	91,173
1525 N. Gower Street, Los Angeles, CA (5)			1,318	3	9,642	1,318	9,645	10,963	870	35	2016	( C )	9,610
1575 N. Gower Street, Los Angeles, CA (5)			22,153	51	119,406	22,153	119,457	141,610	8,149	35	2016	( C )	251,245
1500 N. El Centro Ave., Los Angeles, CA (5)			9,235	21	58,582	9,235	58,603	67,838	4,026	35	2016	( C )	104,504
1550 N. El Centro Ave., Los Angeles, CA (5) (6)			16,970	39	135,583	16,970	135,622	152,592	9,911	35	2016	( C )	—
6255 W. Sunset Blvd., Los Angeles, CA			18,111	60,320	44,535	18,111	104,855	122,966	29,278	35	2012	( A )	323,920
3750 Kilroy Airport Way, Long Beach, CA			—	1,941	11,153	—	13,094	13,094	10,395	35	1989	( C )	10,457
3760 Kilroy Airport Way, Long Beach, CA			—	17,467	13,714	—	31,181	31,181	25,635	35	1989	( C )	165,278
3780 Kilroy Airport Way, Long Beach, CA			—	22,319	23,008	—	45,327	45,327	37,365	35	1989	( C )	219,777
3800 Kilroy Airport Way, Long Beach, CA			—	19,408	20,838	—	40,246	40,246	23,575	35	2000	( C )	192,476
3840 Kilroy Airport Way, Long Beach, CA			—	13,586	10,364	—	23,950	23,950	15,417	35	1999	( C )	136,026
3880 Kilroy Airport Way, Long Beach, CA			—	9,704	11,277	—	20,981	20,981	3,820	35	1997	( A )	96,035
3900 Kilroy Airport Way, Long Beach, CA			—	12,615	11,983	—	24,598	24,598	17,147	35	1997	( A )	129,893
Kilroy Airport Center, Phase IV, Long Beach, CA (7)			—	—	4,997	—	4,997	4,997	4,997	35	—	—	—
8560 W. Sunset Blvd, West Hollywood, CA			9,720	50,956	600	9,720	51,556	61,276	4,209	35	2016	( A )	71,875
8570 W. Sunset Blvd, West Hollywood, CA			31,693	27,974	925	31,693	28,899	60,592	2,085	35	2016	( A )	43,603
8580 W. Sunset Blvd, West Hollywood, CA			10,013	3,695	135	10,013	3,830	13,843	264	35	2016	( A )	7,126
8590 W. Sunset Blvd, West Hollywood, CA			39,954	27,884	1,092	39,954	28,976	68,930	2,267	35	2016	( A )	56,095
12100 W. Olympic Blvd., Los Angeles, CA	170,000	(8)	352	45,611	18,518	9,633	54,848	64,481	27,316	35	2003	( C )	152,048
12200 W. Olympic Blvd., Los Angeles, CA		(8)	4,329	35,488	23,707	3,977	59,547	63,524	37,257	35	2000	( C )	150,832
12233 W. Olympic Blvd., Los Angeles, CA			22,100	53,170	3,986	22,100	57,156	79,256	11,832	35	2012	( A )	151,029
12312 W. Olympic Blvd., Los Angeles, CA		(8)	3,325	12,202	11,341	3,399	23,469	26,868	12,017	35	1997	( A )	76,644
1633 26th St., Santa Monica, CA			2,080	6,672	3,139	2,040	9,851	11,891	6,908	35	1997	( A )	43,857
2100/2110 Colorado Ave., Santa Monica, CA	91,332	(9)	5,474	26,087	14,620	5,476	40,705	46,181	24,031	35	1997	( A )	102,864
3130 Wilshire Blvd., Santa Monica, CA			8,921	6,579	15,992	9,188	22,304	31,492	14,674	35	1997	( A )	90,074
501 Santa Monica Blvd., Santa Monica, CA		(4)	4,547	12,044	14,129	4,551	26,169	30,720	15,614	35	1998	( A )	76,803
2211 Michelson, Irvine, CA		(9)	9,319	82,836	6,629	9,319	89,465	98,784	27,097	35	2010	( A )	271,556
12225 El Camino Real, Del Mar, CA			1,700	9,633	3,493	1,673	13,153	14,826	8,905	35	1998	( A )	58,401

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued)
December 31, 2018

	Initial Cost					Gross Amounts at Which Carried at Close of Period
Property Location	Encumb- rances		Land and improve- ments	Buildings and Improve- ments	Costs Capitalized Subsequent to Acquisition/ Improvement	Land and improve- ments	Buildings and Improve- ments	Total	Accumulated Depreciation	Depreci- ation Life (1)	Date of Acquisition (A)/ Construction (C) (2)		Rentable Square Feet (3) (unaudited)
	($ in thousands)
12235 El Camino Real, Del Mar, CA			1,507	8,543	8,965	1,540	17,475	19,015	9,681	35	1998	( A )	53,751
12340 El Camino Real, Del Mar, CA			4,201	13,896	9,858	4,201	23,754	27,955	11,257	35	2002	( C )	89,272
12390 El Camino Real, Del Mar, CA			3,453	11,981	3,896	3,453	15,877	19,330	8,995	35	2000	( C )	70,140
12348 High Bluff Dr., Del Mar, CA			1,629	3,096	6,141	1,629	9,237	10,866	6,206	35	1999	( C )	38,806
12400 High Bluff Dr., Del Mar, CA		(4)	15,167	40,497	14,337	15,167	54,834	70,001	27,243	35	2004	( C )	209,220
3579 Valley Centre Dr., Del Mar, CA			2,167	6,897	7,449	2,858	13,655	16,513	9,512	35	1999	( C )	52,418
3611 Valley Centre Dr., Del Mar, CA			4,184	19,352	18,881	5,259	37,158	42,417	24,251	35	2000	( C )	129,656
3661 Valley Centre Dr., Del Mar, CA			4,038	21,144	16,178	4,725	36,635	41,360	20,619	35	2001	( C )	128,364
3721 Valley Centre Dr., Del Mar, CA			4,297	18,967	14,569	4,254	33,579	37,833	15,893	35	2003	( C )	115,193
3811 Valley Centre Dr., Del Mar, CA			3,452	16,152	20,105	4,457	35,252	39,709	21,545	35	2000	( C )	112,067
12770 El Camino Real, Del Mar, CA			9,360	—	33,628	9,360	33,628	42,988	1,950	35	2015	( C )	73,032
12780 El Camino Real, Del Mar, CA			18,398	54,954	14,775	18,398	69,729	88,127	11,995	35	2013	( A )	140,591
12790 El Camino Real, Del Mar, CA			10,252	21,236	1,426	10,252	22,662	32,914	4,794	35	2013	( A )	78,836
13280 Evening Creek Dr. South, I-15 Corridor, CA			3,701	8,398	4,730	3,701	13,128	16,829	5,167	35	2008	( C )	41,196
13290 Evening Creek Dr. South, I-15 Corridor, CA			5,229	11,871	5,919	5,229	17,790	23,019	5,950	35	2008	( C )	61,180
13480 Evening Creek Dr. North, I-15 Corridor, CA			7,997	—	52,143	7,997	52,143	60,140	18,660	35	2008	( C )	154,157
13500 Evening Creek Dr. North, I-15 Corridor, CA			7,581	35,903	15,331	7,580	51,235	58,815	20,471	35	2004	( A )	137,658
13520 Evening Creek Dr. North, I-15 Corridor, CA			7,581	35,903	15,427	7,580	51,331	58,911	22,819	35	2004	( A )	146,701
2305 Historic Decatur Rd., Point Loma, CA			5,240	22,220	7,309	5,240	29,529	34,769	9,248	35	2010	( A )	107,456
4690 Executive Dr., University Towne Centre, CA			1,623	7,926	3,668	1,623	11,594	13,217	7,324	35	1999	( A )	47,846
4100 Bohannon Dr., Menlo Park, CA		(4)	4,835	15,526	525	4,860	16,026	20,886	3,954	35	2012	( A )	47,379
4200 Bohannon Dr., Menlo Park, CA		(4)	4,798	15,406	3,222	4,662	18,764	23,426	4,915	35	2012	( A )	45,451
4300 Bohannon Dr., Menlo Park, CA		(4)	6,527	20,958	2,955	6,470	23,970	30,440	6,996	35	2012	( A )	63,079
4400 Bohannon Dr., Menlo Park, CA		(4)	4,798	15,406	2,943	4,939	18,208	23,147	5,066	35	2012	( A )	48,146
4500 Bohannon Dr., Menlo Park, CA		(4)	6,527	20,957	2,025	6,470	23,039	29,509	5,665	35	2012	( A )	63,078
4600 Bohannon Dr., Menlo Park, CA		(4)	4,798	15,406	3,326	4,939	18,591	23,530	4,924	35	2012	( A )	48,147
4700 Bohannon Dr., Menlo Park, CA		(4)	6,527	20,958	1,422	6,470	22,437	28,907	5,492	35	2012	( A )	63,078
1290 - 1300 Terra Bella Ave., Mountain View, CA			28,730	27,555	29	28,730	27,584	56,314	3,589	35	2016	( A )	114,175
331 Fairchild Dr., Mountain View, CA		(4)	18,396	17,712	7,955	18,396	25,667	44,063	4,674	35	2013	( C )	87,147
680 E. Middlefield Rd., Mountain View, CA			34,605	—	56,464	34,605	56,464	91,069	7,908	35	2014	( C )	170,090
690 E. Middlefield Rd., Mountain View, CA			34,755	—	56,707	34,755	56,707	91,462	7,942	35	2014	( C )	170,823
1701 Page Mill Rd, Palo Alto, CA			—	99,522	25	—	99,547	99,547	6,000	35	2016	( A )	128,688
3150 Porter Drive, Palo Alto, CA			—	21,715	4	—	21,719	21,719	1,591	35	2016	( A )	36,897
900 Jefferson Ave., Redwood City, CA (10)			16,668	—	109,313	18,063	107,918	125,981	11,977	35	2015	( C )	228,505
900 Middlefield Rd., Redwood City, CA (10)			7,959	—	49,862	8,626	49,195	57,821	5,204	35	2015	( C )	118,764
303 Second St., San Francisco, CA (11)			63,550	154,153	70,133	63,550	224,286	287,836	71,553	35	2010	( A )	740,047

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued)
December 31, 2018

	Initial Cost					Gross Amounts at Which Carried at Close of Period
Property Location	Encumb- rances		Land and improve- ments	Buildings and Improve- ments	Costs Capitalized Subsequent to Acquisition/ Improvement	Land and improve- ments	Buildings and Improve- ments	Total	Accumulated Depreciation		Depreci- ation Life (1)		Date of Acquisition (A)/ Construction (C) (2)		Rentable Square Feet (3) (unaudited)
	($ in thousands)
100 First St., San Francisco, CA (12)			49,150	131,238	63,503	49,150	194,741	243,891	53,081		35		2010	( A )	467,095
250 Brannan St., San Francisco, CA			7,630	22,770	4,466	7,630	27,236	34,866	9,786		35		2011	( A )	100,850
201 Third St., San Francisco, CA			19,260	84,018	66,543	19,260	150,561	169,821	46,541		35		2011	( A )	346,538
301 Brannan St., San Francisco, CA			5,910	22,450	5,109	5,910	27,559	33,469	8,375		35		2011	( A )	82,834
360 Third St., San Francisco, CA			—	88,235	112,885	28,504	172,616	201,120	39,931		35		2011	( A )	429,796
333 Brannan St., San Francisco, CA			18,645	—	78,426	18,645	78,426	97,071	6,451		35		2016	( C )	185,602
350 Mission Street, San Francisco, CA			52,815	—	213,459	52,815	213,459	266,274	17,818		35		2016	( C )	455,340
100 Hooper Street, San Francisco, CA (15)			78,564	—	179,739	78,564	179,739	258,303	1,043	1,043	35	0.035	2018	( C )	—
345 Brannan St., San Francisco, CA			29,405	113,179	—	29,405	113,179	142,584	—	—	35	0.035	2018	( A )	110,030
345 Oyster Point Blvd., South San Francisco, CA			13,745	18,575	2	13,745	18,577	32,322	611		35		2018	( A )	40,410
347 Oyster Point Blvd, South San Francisco, CA			14,071	18,289	8	14,071	18,297	32,368	602		35		2018	( A )	39,780
349 Oyster Point Blvd., South San Francisco, CA			23,112	22,601	771	23,112	23,372	46,484	919		35		2018	( A )	65,340
505 Mathilda Ave., Sunnyvale, CA			37,843	1,163	50,450	37,943	51,513	89,456	6,388		35		2014	( C )	212,322
555 Mathilda Ave., Sunnyvale, CA			37,843	1,163	50,447	37,943	51,510	89,453	6,387		35		2014	( C )	212,322
605 Mathilda Ave., Sunnyvale, CA			29,014	891	77,281	29,090	78,096	107,186	14,036		35		2014	( C )	162,785
599 Mathilda Ave., Sunnyvale, CA			13,538	12,559	58	13,538	12,617	26,155	3,568		35		2012	( A )	76,031
601 108th Ave., Bellevue, WA			—	214,095	33,860	—	247,955	247,955	70,018		35		2011	( A )	488,470
10900 NE 4th St., Bellevue, WA			25,080	150,877	36,619	25,080	187,496	212,576	46,105		35		2012	( A )	428,557
837 N. 34th St., Lake Union, WA			—	37,404	3,817	—	41,221	41,221	9,697		35		2012	( A )	111,580
701 N. 34th St., Lake Union, WA			—	48,027	7,989	—	56,016	56,016	13,785		35		2012	( A )	138,994
801 N. 34th St., Lake Union, WA			—	58,537	1,657	—	60,194	60,194	14,159		35		2012	( A )	169,412
320 Westlake Avenue North, WA	74,479	(13)	14,710	82,018	5,063	14,710	87,081	101,791	16,693		35		2013	( A )	184,644
321 Terry Avenue North, Lake Union, WA		(13)	10,430	60,003	9,987	10,430	69,990	80,420	13,046		35		2013	( A )	135,755
401 Terry Avenue North, Lake Union, WA			22,500	77,046	—	22,500	77,046	99,546	12,888		35		2014	( A )	140,605
TOTAL OPERATING PROPERTIES	335,811		1,117,915	2,777,476	2,472,731	1,160,138	5,207,984	6,368,122	1,391,368						13,232,580
Undeveloped land and construction in progress	—		940,092	—	1,118,418	940,092	1,118,418	2,058,510	—						—
TOTAL ALL PROPERTIES	$335,811	(14)	$2,058,007	$2,777,476	$3,591,149	$2,100,230	$6,326,402	$8,426,632	$1,391,368						13,232,580

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued)
December 31, 2018
__________________

(1)
The initial costs of buildings and improvements are depreciated over 35 years using a straight-line method of accounting; improvements capitalized subsequent to acquisition are depreciated over the shorter of the lease term or useful life, generally ranging from one to 20 years.

(2)	Represents our date of construction or acquisition, or of our predecessor, the Kilroy Group.

(3)	Includes square footage from our stabilized portfolio.

(4)	These properties secure intercompany promissory notes between KRLP and consolidated property partnerships.

(5)
These properties include the costs of a shared parking structure for a complex comprised of five office buildings and one residential tower. The costs of the parking structure are allocated amongst the six buildings.

(6)	This property represents the 200-unit Columbia Square - Residential tower that stabilized in 2016.

(7)
These costs represent infrastructure costs incurred in 1989. During the third quarter of 2009, we exercised our option to terminate the ground lease at Kilroy Airport Center, Phase IV in Long Beach, California. We had previously leased this land, which is adjacent to our Office Properties at Kilroy Airport Center, Long Beach, for potential future development opportunities.

(8)	These properties secure a $170.0 million mortgage note.

(9)	These properties secure a $91.3 million mortgage note

(10)	These properties are owned by Redwood City Partners LLC, a consolidated property partnership.

(11)	This property is owned by 303 Second Street Member LLC, a consolidated property partnership.

(12)	This property is owned by 100 First Street Member LLC, a consolidated property partnership.

(13)	These properties secure a $74.5 million mortgage note, which was repaid at par in February 2019.

(14)	Represents gross aggregate principal amount before the effect of the unamortized premium of approximately $0.8 million and deferred financing costs of $1.0 million as of December 31, 2018.

(15)
This property is currently in the tenant improvement phase of our in-process development projects and not yet in the stabilized portfolio. The estimated rentable square feet for this property is 400,000 rentable square feet.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued)
December 31, 2018

As of December 31, 2018, the aggregate gross cost of property included above for federal income tax purposes approximated $7.0 billion. This amount excludes approximately$0.1 billion of gross costs attributable to a property held in a VIE at December 31, 2018 to facilitate a potential Section 1031 Exchange.

The following table reconciles the historical cost of total real estate held for investment from January 1, 2016 to December 31, 2018:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Total real estate held for investment, beginning of year	$7,417,777	$7,060,754	$6,328,146
Additions during period:
Acquisitions	581,671	19,829	460,957
Improvements, etc.	991,008	533,939	386,836
Total additions during period	1,572,679	553,768	847,793
Deductions during period:
Cost of real estate sold	(286,623)	(191,610)	(68,200)
Properties held for sale	—	—	(13,193)
Other	(277,201)	(5,135)	(33,792)
Total deductions during period	(563,824)	(196,745)	(115,185)
Total real estate held for investment, end of year	$8,426,632	$7,417,777	$7,060,754

The following table reconciles the accumulated depreciation from January 1, 2016 to December 31, 2018:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Accumulated depreciation, beginning of year	$1,264,162	$1,139,853	$994,241
Additions during period:
Depreciation of real estate	198,578	190,515	171,983
Total additions during period	198,578	190,515	171,983
Deductions during period:
Write-offs due to sale	(71,372)	(66,206)	(22,471)
Properties held for sale	—	—	(3,900)
Other	—	—	—
Total deductions during period	(71,372)	(66,206)	(26,371)
Accumulated depreciation, end of year	$1,391,368	$1,264,162	$1,139,853

EXHIBIT INDEX

Exhibit Number	Description
3.(i)1	Kilroy Realty Corporation Articles of Restatement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2012)
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

4.4	Registration Rights Agreement, dated July 31, 2012 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2012)
4.5
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

4.6
Indenture, dated March 1, 2011, by and among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit to the Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on October 2, 2013)

4.7
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
4.9
Officers’ Certificate, dated September 16, 2015, pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “4.375% Senior Notes due 2025,” including the form of 4.375% Senior Notes due 2025 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on September 16, 2015)

4.10
Officers’ Certificate, dated December 11, 2017, pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “3.450% Senior Notes due 2024,” including the form of 3.450% Senior Notes due 2024 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 11, 2017)

4.11
Officers’ Certificate, dated November 29, 2018, pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, as amended and supplemented, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “4.750% Senior Notes due 2028,” including the form of 4.750% Senior Note due 2028 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 29, 2018)

4.12
The Company is party to agreements in connection with long-term debt obligations, none of which individually exceeds ten percent of the total assets of the Company on a consolidated basis. Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Company agrees to furnish copies of these agreements to the Commission upon request

10.1
Pledge Agreement by and among Kilroy Realty, L.P., John B. Kilroy, Sr., John B. Kilroy, Jr. and Kilroy Industries (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553))

10.2†
1997 Stock Option and Incentive Plan of the Registrant and Kilroy Realty, L.P. (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553))

10.3
License Agreement by and among the Registrant and the other persons named therein (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 4 to Form S-11 (No. 333-15553))

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

10.8†	Form of Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2013)
10.9†	Form of Stock Award Deferral Program Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2013)
10.10†	Form of Performance-Vest Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2014)
10.11†	Form of Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2014)

Exhibit Number	Description
10.12†
Form of Restricted Stock Unit Agreement for Non-Employee Members of the Board of Directors (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2014)

10.13†	Form of Performance-Vest Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2015)
10.14†	Form of Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2015)
10.15†
Form of Restricted Stock Unit Agreement for Non-Employee Members of the Board of Directors (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2015)

10.16†
Amended and Restated Employment Agreement and Non-Competition Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Jeffrey C. Hawken effective as of December 31, 2015 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2015)

10.17†
Kilroy Realty Corporation 2006 Incentive Award Plan Restricted Stock Unit Agreement by and between Kilroy Realty Corporation and Jeffrey C. Hawken, dated January 9, 2016 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2016)

10.18†
Amended and Restated Employment Agreement and Non-Competition Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Tyler H. Rose effective as of January 28, 2016 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2016)

10.19†
Amended and Restated Employment Agreement and Non-Competition Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Justin W. Smart effective as of January 28, 2016 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2016)

10.20†	Kilroy Realty Corporation Director Compensation Policy effective as of April 1, 2018 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2018.
10.21†
Employment Agreement, as amended and restated December 27, 2018, by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and John B. Kilroy, Jr. (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 31, 2018)

10.22†
Kilroy Realty Corporation 2006 Incentive Award Plan Restricted Stock Unit Agreement by and between Kilroy Realty Corporation and John B. Kilroy, Jr., dated December 27, 2018 (with retirement as to Time-Based RSUs) (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 31, 2018)

10.23†
Kilroy Realty Corporation 2006 Incentive Award Plan Restricted Stock Unit Agreement by and between Kilroy Realty Corporation and John B. Kilroy, Jr., dated December 27, 2018 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 31, 2018)

10.24†*	Form of Restricted Stock Unit Agreement for 2006 Incentive Award Plan
10.25	Note Purchase Agreement dated September 14, 2016 (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on September 14, 2016)
10.26
Amendment to Note Purchase Agreement dated May 11, 2018 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 14, 2018)

10.27	Form of Time Sharing Agreement of Kilroy Realty, L.P. (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended September 30, 2016)
10.28	Promissory Note, dated November 29, 2016 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2017)

Exhibit Number	Description
10.29
Loan Agreement, dated November 29, 2016, by and between KR WMC, LLC and Massachusetts Mutual Life Insurance Company (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2017)

10.30
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated November 29, 2016 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2017)

10.31	Assignment of Leases and Rents, dated November 29, 2016 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2017)
10.32	Recourse Guaranty Agreement, dated November 29, 2016 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2017)
10.33
Environmental Indemnification Agreement, dated November 29, 2016 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2017)

10.34†
Kilroy Realty Corporation 2007 Deferred Compensation Plan, as amended and restated effective January 1, 2017 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2016)

10.35	General Partner Guaranty Agreement, dated February 17, 2017 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-Q for the quarter ended March 31, 2017)
10.36†	Kilroy Realty 2006 Incentive Award Plan (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 23, 2017)
10.37
Second Amended and Restated Credit Agreement dated as of July 24, 2017 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-Q for the quarter ended June 30, 2017)

10.38
Second Amended and Restated Guaranty dated as of July 24, 2017 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-Q for the quarter ended on June 30, 2017)

10.39
Note Purchase Agreement dated May 11, 2018 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 14, 2018)

10.40
Sales Agreement, dated June 5, 2018, between and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Jefferies LLC, J.P. Morgan Securities LLC, Raymond James & Associates, Inc., RBC Capital Markets, LLC, Scotia Capital (USA) Inc. and SMBC Nikko Securities America, Inc. as Agents, and the Forward Purchasers (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on June 5, 2018)

10.41
Forward Sale Agreement dated August 8, 2018, among Kilroy Realty Corporation and Barclays Bank PLC, as Forward Purchaser (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on August 13, 2018)

10.42
Forward Sale Agreement dated August 8, 2018, among Kilroy Realty Corporation and Citibank, N.A., as Forward Purchaser (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on August 13, 2018)

21.1*	List of Subsidiaries of Kilroy Realty Corporation
21.2*	List of Subsidiaries of Kilroy Realty, L.P.
23.1*	Consent of Deloitte & Touche LLP for Kilroy Realty Corporation
23.2*	Consent of Deloitte & Touche LLP for Kilroy Realty, L.P.
24.1*	Power of Attorney (included on the signature page of this Form 10-K)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty Corporation

Exhibit Number	Description
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty Corporation
31.3*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty, L.P.
31.4*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty, L.P.
32.1*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty Corporation
32.2*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty Corporation
32.3*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty, L.P.
32.4*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty, L.P.
101.1
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Capital, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.(1)

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