Form 10-Q
period 2019-03-31
KILROY REALTY CORP; Kilroy Realty, L.P.
filed 2019-05-07
CIK 1025996, 1493976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Registrant	Title of each class	Name of each exchange on which registered	Ticker Symbol
Kilroy Realty Corporation	Common Stock, $.01 par value	New York Stock Exchange	KRC

Securities registered pursuant to Section 12(g) of the Act:
Registrant	Title of each class
Kilroy Realty, L.P.	Common Units Representing Limited Partnership Interests
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
Kilroy Realty Corporation Yes  ☐     No   ☑
Kilroy Realty, L.P. Yes  ☐     No   ☑
As of May 3, 2019, 100,973,534 shares of Kilroy Realty Corporation common stock, par value $.01 per share, were outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2019 of Kilroy Realty Corporation and Kilroy Realty, L.P. Unless stated otherwise or the context otherwise requires, references to “Kilroy Realty Corporation” or the “Company,” “we,” “our,” and “us” mean Kilroy Realty Corporation, a Maryland corporation, and its controlled and consolidated subsidiaries, and references to “Kilroy Realty, L.P.” or the “Operating Partnership” mean Kilroy Realty, L.P., a Delaware limited partnership and its controlled and consolidated subsidiaries.
The Company is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of March 31, 2019, the Company owned an approximate 98.0% common general partnership interest in the Operating Partnership. The remaining approximate 2.0% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of the Company. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions, and refinancings and cause changes in its line of business, capital structure and distribution policies.
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
To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	consolidated financial statements;

•	the following notes to the consolidated financial statements:

◦	Note 4, Stockholders’ Equity of the Company;

◦	Note 6, Partners’ Capital of the Operating Partnership;

i

◦	Note 11, Net Income Available to Common Stockholders Per Share of the Company;

◦	Note 12, Net Income Available to Common Unitholders Per Unit of the Operating Partnership;

◦	Note 13, Supplemental Cash Flow Information of the Company; and

◦	Note 14, Supplemental Cash Flow Information of the Operating Partnership;

•	“Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

◦	—Liquidity and Capital Resources of the Company;” and

◦	—Liquidity and Capital Resources of the Operating Partnership.”
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
QUARTERLY REPORT FOR THE THREE MONTHS ENDED MARCH 31, 2019

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY CORPORATION

KILROY REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share data)

	March 31, 2019	December 31, 2018
ASSETS
REAL ESTATE ASSETS:
Land and improvements	$1,184,496	$1,160,138
Buildings and improvements	5,300,313	5,207,984
Undeveloped land and construction in progress	2,131,358	2,058,510
Total real estate assets held for investment	8,616,167	8,426,632
Accumulated depreciation and amortization	(1,441,506)	(1,391,368)
Total real estate assets held for investment, net	7,174,661	7,035,264
CASH AND CASH EQUIVALENTS	49,693	51,604
RESTRICTED CASH	6,300	119,430
MARKETABLE SECURITIES (Note 10)	24,098	21,779
CURRENT RECEIVABLES, NET (Note 1)	28,016	20,176
DEFERRED RENT RECEIVABLES, NET (Note 1)	280,756	267,007
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Note 1)	187,309	197,574
RIGHT OF USE GROUND LEASE ASSETS (Notes 1 and 9)	82,794	—
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 2)	50,360	52,873
TOTAL ASSETS	$7,883,987	$7,765,707
LIABILITIES AND EQUITY
LIABILITIES:
Secured debt, net (Notes 3 and 10)	$259,878	$335,531
Unsecured debt, net (Notes 3 and 10)	2,552,883	2,552,070
Unsecured line of credit (Notes 3, 10 and 15)	185,000	45,000
Accounts payable, accrued expenses and other liabilities	373,691	374,415
Ground lease liabilities (Notes 1 and 9)	87,247	—
Accrued dividends and distributions (Note 15)	47,676	47,559
Deferred revenue and acquisition-related intangible liabilities, net	138,973	149,646
Rents received in advance and tenant security deposits	55,457	60,225
Total liabilities	3,700,805	3,564,446
COMMITMENTS AND CONTINGENCIES (Note 9)
EQUITY:
Stockholders’ Equity (Note 4):
Common stock, $.01 par value, 150,000,000 shares authorized, 100,967,024 and 100,746,988 shares issued and outstanding, respectively	1,010	1,007
Additional paid-in capital	3,976,204	3,976,953
Distributions in excess of earnings (Note 1)	(62,690)	(48,053)
Total stockholders’ equity	3,914,524	3,929,907
Noncontrolling Interests (Notes 1 and 5):
Common units of the Operating Partnership	78,413	78,991
Noncontrolling interests in consolidated property partnerships	190,245	192,363
Total noncontrolling interests	268,658	271,354
Total equity	4,183,182	4,201,261
TOTAL LIABILITIES AND EQUITY	$7,883,987	$7,765,707

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
REVENUES (NOTE 1)
Rental income	$199,382	$162,871
Tenant reimbursements	—	19,150
Other property income	1,820	801
Total revenues	201,202	182,822
EXPENSES
Property expenses (Note 1)	38,149	31,671
Real estate taxes	18,639	17,146
Provision for bad debts (Note 1)	—	(265)
Ground leases (Notes 1 and 9)	1,972	1,561
General and administrative expenses	23,341	15,559
Leasing costs (Note 1)	1,757	—
Depreciation and amortization	66,135	62,715
Total expenses	149,993	128,387
OTHER (EXPENSES) INCOME
Interest income and other net investment gain (Note 10)	1,828	34
Interest expense (Note 3)	(11,243)	(13,498)
Total other (expenses) income	(9,415)	(13,464)
NET INCOME	41,794	40,971
Net income attributable to noncontrolling common units of the Operating Partnership	(700)	(751)
Net income attributable to noncontrolling interests in consolidated property partnerships	(4,191)	(3,974)
Total income attributable to noncontrolling interests	(4,891)	(4,725)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$36,903	$36,246
Net income available to common stockholders per share – basic (Note 11)	$0.36	$0.36
Net income available to common stockholders per share – diluted (Note 11)	$0.36	$0.36
Weighted average common shares outstanding – basic (Note 11)	100,901,390	98,744,220
Weighted average common shares outstanding – diluted (Note 11)	101,443,179	99,213,610

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share and per share/unit data)

	Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AS OF DECEMBER 31, 2017	98,620,333	$986	3,822,492	$(122,685)	$3,700,793	$259,523	$3,960,316
Net income				36,246	36,246	4,725	40,971
Issuance of share-based compensation awards			1,864		1,864		1,864
Non-cash amortization of share-based compensation			5,094		5,094		5,094
Settlement of restricted stock units for shares of common stock	405,067	4	(4)		—		—
Repurchase of common stock, stock options and restricted stock units	(192,195)	(2)	(13,640)		(13,642)		(13,642)
Exchange of common units of the Operating Partnership	6,503	—	244		244	(244)	—
Distributions to noncontrolling interests in consolidated property partnerships					—	(2,177)	(2,177)
Adjustment for noncontrolling interest			335		335	(335)	—
Dividends declared per common share and common unit ($0.425 per share/unit)				(44,075)	(44,075)	(879)	(44,954)
BALANCE AS OF MARCH 31, 2018	98,839,708	$988	$3,816,385	$(130,514)	$3,686,859	$260,613	$3,947,472

	Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AS OF DECEMBER 31, 2018	100,746,988	$1,007	$3,976,953	$(48,053)	$3,929,907	$271,354	$4,201,261
Net income				36,903	36,903	4,891	41,794
Opening adjustment to Distributions in Excess of Earnings upon adoption of ASC 842 (Note 1)				(3,146)	(3,146)		(3,146)
Issuance of share-based compensation awards			2,210		2,210		2,210
Non-cash amortization of share-based compensation (Note 7)			8,817		8,817		8,817
Settlement of restricted stock units for shares of common stock	393,240	4	(4)		—		—
Repurchase of common stock, stock options and restricted stock units	(175,204)	(1)	(12,129)		(12,130)		(12,130)
Exchange of common units of the Operating Partnership	2,000	—	78		78	(78)	—
Distributions to noncontrolling interests in consolidated property partnerships					—	(6,309)	(6,309)
Adjustment for noncontrolling interest			279		279	(279)	—
Dividends declared per common share and common unit ($0.455 per share/unit)				(48,394)	(48,394)	(921)	(49,315)
BALANCE AS OF MARCH 31, 2019	100,967,024	$1,010	$3,976,204	$(62,690)	$3,914,524	$268,658	$4,183,182

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$41,794	$40,971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	64,971	61,677
Depreciation of non-real estate furniture, fixtures and equipment	1,164	1,038
(Recoveries of) provision for bad debts and write-offs (Note 1)	(3,543)	(265)
Non-cash amortization of share-based compensation awards	7,211	3,598
Non-cash amortization of deferred financing costs and debt discounts and premiums	135	315
Non-cash amortization of net below market rents	(2,094)	(2,543)
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements	(3,817)	(4,281)
Straight-line rents	(12,895)	(5,359)
Amortization of right of use ground lease assets	144	—
Net change in other operating assets	(8,382)	(4,640)
Net change in other operating liabilities	15,102	3,598
Net cash provided by operating activities	99,790	94,109
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for development properties and undeveloped land	(181,695)	(111,424)
Expenditures for operating properties	(31,837)	(35,302)
Expenditures for acquisition of operating properties	—	(111,029)
Net increase in acquisition-related deposits	—	(5,000)
Proceeds received from repayment of note receivable	—	15,100
Net cash used in investing activities	(213,532)	(247,655)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on unsecured revolving credit facility (Note 3)	190,000	90,000
Repayments on unsecured revolving credit facility (Note 3)	(50,000)	(10,000)
Borrowings on unsecured debt	—	120,000
Principal payments and repayments of secured debt (Note 3)	(74,930)	(878)
Financing costs	(942)	(460)
Repurchase of common stock and restricted stock units	(12,130)	(13,642)
Distributions to noncontrolling interests in consolidated property partnerships	(6,301)	(2,170)
Dividends and distributions paid to common stockholders and common unitholders	(46,996)	(43,033)
Net cash (used in) provided by financing activities	(1,299)	139,817
Net decrease in cash and cash equivalents and restricted cash	(115,041)	(13,729)
Cash and cash equivalents and restricted cash, beginning of period	171,034	66,798
Cash and cash equivalents and restricted cash, end of period	$55,993	$53,069

See accompanying notes to consolidated financial statements.

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY, L.P.

KILROY REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except unit data)

	March 31, 2019	December 31, 2018
ASSETS
REAL ESTATE ASSETS:
Land and improvements	$1,184,496	$1,160,138
Buildings and improvements	5,300,313	5,207,984
Undeveloped land and construction in progress	2,131,358	2,058,510
Total real estate assets held for investment	8,616,167	8,426,632
Accumulated depreciation and amortization	(1,441,506)	(1,391,368)
Total real estate assets held for investment, net	7,174,661	7,035,264
CASH AND CASH EQUIVALENTS	49,693	51,604
RESTRICTED CASH	6,300	119,430
MARKETABLE SECURITIES (Note 10)	24,098	21,779
CURRENT RECEIVABLES, NET (Notes 1)	28,016	20,176
DEFERRED RENT RECEIVABLES, NET (Notes 1)	280,756	267,007
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Note 1)	187,309	197,574
RIGHT OF USE GROUND LEASE ASSETS (Notes 1 and 9)	82,794	—
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 2)	50,360	52,873
TOTAL ASSETS	$7,883,987	$7,765,707
LIABILITIES AND CAPITAL
LIABILITIES:
Secured debt, net (Notes 3 and 10)	$259,878	$335,531
Unsecured debt, net (Notes 3 and 10)	2,552,883	2,552,070
Unsecured line of credit (Notes 3, 10 and 15)	185,000	45,000
Accounts payable, accrued expenses and other liabilities	373,691	374,415
Ground lease liabilities (Notes 1 and 9)	87,247	—
Accrued distributions (Note 15)	47,676	47,559
Deferred revenue and acquisition-related intangible liabilities, net	138,973	149,646
Rents received in advance and tenant security deposits	55,457	60,225
Total liabilities	3,700,805	3,564,446
COMMITMENTS AND CONTINGENCIES (Note 9)
CAPITAL:
Common units, 100,967,024 and 100,746,988 held by the general partner and 2,023,287 and 2,025,287 held by common limited partners issued and outstanding, respectively (Note 6)	3,987,644	4,003,700
Noncontrolling interests in consolidated property partnerships and subsidiaries (Note 1)	195,538	197,561
Total capital	4,183,182	4,201,261
TOTAL LIABILITIES AND CAPITAL	$7,883,987	$7,765,707

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2019	2018
REVENUES (NOTE 1)
Rental income	$199,382	$162,871
Tenant reimbursements	—	19,150
Other property income	1,820	801
Total revenues	201,202	182,822
EXPENSES
Property expenses (Note 1)	38,149	31,671
Real estate taxes	18,639	17,146
Provision for bad debts (Note 1)	—	(265)
Ground leases (Note 1 and 9)	1,972	1,561
General and administrative expenses	23,341	15,559
Leasing costs (Note 1)	1,757	—
Depreciation and amortization	66,135	62,715
Total expenses	149,993	128,387
OTHER (EXPENSES) INCOME
Interest income and other net investment gain (Note 10)	1,828	34
Interest expense (Note 3)	(11,243)	(13,498)
Total other (expenses) income	(9,415)	(13,464)
NET INCOME	41,794	40,971
Net income attributable to noncontrolling interests in consolidated property partnerships and subsidiaries	(4,286)	(4,078)
NET INCOME AVAILABLE TO COMMON UNITHOLDERS	$37,508	$36,893
Net income available to common unitholders per unit – basic (Note 12)	$0.36	$0.36
Net income available to common unitholders per unit – diluted (Note 12)	$0.36	$0.36
Weighted average common units outstanding – basic (Note 12)	102,925,166	100,815,477
Weighted average common units outstanding – diluted (Note 12)	103,466,955	101,284,867

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(Unaudited; in thousands, except unit and per unit data)

	Partners’ Capital		Noncontrolling Interests in Consolidated Property Partnerships and Subsidiaries
	Number of Common Units	Common Units		Total Capital
BALANCE AS OF DECEMBER 31, 2017	100,697,526	$3,773,941	$186,375	$3,960,316
Net income		36,893	4,078	40,971
Issuance of share-based compensation awards		1,864		1,864
Non-cash amortization of share-based compensation		5,094		5,094
Settlement of restricted stock units	405,067	—		—
Repurchase of common units, stock options and restricted stock units	(192,195)	(13,642)		(13,642)
Distributions to noncontrolling interests in consolidated property partnerships			(2,177)	(2,177)
Distributions declared per common unit ($0.425 per unit)		(44,954)		(44,954)
BALANCE AS OF MARCH 31, 2018	100,910,398	$3,759,196	$188,276	$3,947,472

	Partners’ Capital		Noncontrolling Interests in Consolidated Property Partnerships and Subsidiaries
	Number of Common Units	Common Units		Total Capital
BALANCE AS OF DECEMBER 31, 2018	102,772,275	$4,003,700	$197,561	$4,201,261
Net income		37,508	4,286	41,794
Opening adjustment to Partners’ Capital upon adoption of ASC 842 (Note 1)		(3,146)		(3,146)
Issuance of share-based compensation awards		2,210		2,210
Non-cash amortization of share-based compensation (Note 7)		8,817		8,817
Settlement of restricted stock units	393,240	—		—
Repurchase of common units, stock options and restricted stock units	(175,204)	(12,130)		(12,130)
Distributions to noncontrolling interests in consolidated property partnerships			(6,309)	(6,309)
Distributions declared per common unit ($0.455 per unit)		(49,315)		(49,315)
BALANCE AS OF MARCH 31, 2019	102,990,311	$3,987,644	$195,538	$4,183,182

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$41,794	$40,971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	64,971	61,677
Depreciation of non-real estate furniture, fixtures and equipment	1,164	1,038
(Recoveries of) provision for bad debts and write-offs (Note 1)	(3,543)	(265)
Non-cash amortization of share-based compensation awards	7,211	3,598
Non-cash amortization of deferred financing costs and debt discounts and premiums	135	315
Non-cash amortization of net below market rents	(2,094)	(2,543)
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements	(3,817)	(4,281)
Straight-line rents	(12,895)	(5,359)
Amortization of right of use ground lease assets	144	—
Net change in other operating assets	(8,382)	(4,640)
Net change in other operating liabilities	15,102	3,598
Net cash provided by operating activities	99,790	94,109
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for development properties and undeveloped land	(181,695)	(111,424)
Expenditures for operating properties	(31,837)	(35,302)
Expenditures for acquisition of operating properties	—	(111,029)
Net increase in acquisition-related deposits	—	(5,000)
Proceeds received from repayment of note receivable	—	15,100
Net cash used in investing activities	(213,532)	(247,655)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on unsecured revolving credit facility (Note 3)	190,000	90,000
Repayments on unsecured revolving credit facility (Note 3)	(50,000)	(10,000)
Borrowings on unsecured debt	—	120,000
Principal payments and repayments of secured debt (Note 3)	(74,930)	(878)
Financing costs	(942)	(460)
Repurchase of common units and restricted stock units	(12,130)	(13,642)
Distributions to noncontrolling interests in consolidated property partnerships	(6,301)	(2,170)
Distributions paid to common unitholders	(46,996)	(43,033)
Net cash (used in) provided by financing activities	(1,299)	139,817
Net decrease in cash and cash equivalents and restricted cash	(115,041)	(13,729)
Cash and cash equivalents and restricted cash, beginning of period	171,034	66,798
Cash and cash equivalents and restricted cash, end of period	$55,993	$53,069

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization, Ownership and Basis of Presentation

Organization and Ownership

Kilroy Realty Corporation (the “Company”) is a self-administered real estate investment trust (“REIT”) active in premier office and mixed-use submarkets along the West Coast. We own, develop, acquire and manage real estate assets, consisting primarily of Class A properties in the coastal regions of Greater Los Angeles, Orange County, San Diego County, the San Francisco Bay Area and Greater Seattle, which we believe have strategic advantages and strong barriers to entry. Class A real estate encompasses attractive and efficient buildings of high quality that are attractive to tenants, are well-designed and constructed with above-average material, workmanship and finishes and are well-maintained and managed. We qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “KRC”.

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

Our stabilized portfolio of operating properties was comprised of the following properties at March 31, 2019:

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied	Percentage Leased
Stabilized Office Properties	94	13,236,373	473	92.5%	96.2%

	Number of Buildings	Number of Units	2019 Average Occupancy
Stabilized Residential Property	1	200	72.8%

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

As of March 31, 2019, the following properties were excluded from our stabilized portfolio. We did not have any redevelopment properties or properties held for sale at March 31, 2019.

	Number of Properties/Projects	Estimated Rentable Square Feet (1)
In-process development projects - tenant improvement (2)	3	1,246,000
In-process development projects - under construction (3)	5	2,080,000
________________________

(1)	Estimated rentable square feet upon completion.

(2)	Includes 88,000 square feet of Production, Distribution, and Repair (“PDR”) space and 96,000 square feet of retail space.

(3)	In addition to the estimated office rentable square feet noted above, development projects under construction also include 801 residential units.

Our stabilized portfolio also excludes our future development pipeline, which as of March 31, 2019 was comprised of four potential development sites, representing approximately 59 gross acres of undeveloped land.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of March 31, 2019, all of our properties and development projects were owned and all of our business was conducted in the state of California with the exception of eight office properties and one development project under construction located in the state of Washington. All of our properties and development projects are 100% owned, excluding four office properties owned by three consolidated property partnerships. Two of the three property partnerships, 100 First Street Member, LLC (“100 First LLC”) and 303 Second Street Member, LLC (“303 Second LLC”), each owned one office property in San Francisco, California through subsidiary REITs. As of March 31, 2019, the Company owned a 56% common equity interest in both 100 First LLC and 303 Second LLC. The third property partnership, Redwood City Partners, LLC (“Redwood LLC”) owned two office properties in Redwood City, California. As of March 31, 2019, the Company owned an approximate 93% common equity interest in Redwood LLC. The remaining interests in all three property partnerships were owned by unrelated third parties.

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

As of March 31, 2019, the Company owned an approximate 98.0% common general partnership interest in the Operating Partnership. The remaining approximate 2.0% common limited partnership interest in the Operating Partnership as of March 31, 2019 was owned by non-affiliated investors and certain of our executive officers and directors. Both the general and limited common partnership interests in the Operating Partnership are denominated in common units. Generally, the number of common units held by the Company is equivalent to the number of outstanding shares of the Company’s common stock, and the rights of all the common units to quarterly distributions and payments in liquidation mirror those of the Company’s common stockholders. The common limited partners have certain redemption rights as provided in the Operating Partnership’s Seventh Amended and Restated Agreement of Limited Partnership, as amended, the “Partnership Agreement”.

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

The accompanying interim financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The interim financial statements for the Company and the Operating Partnership should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2018.

Variable Interest Entities
The Operating Partnership is a variable interest entity (“VIE”) that is consolidated by the Company as the primary beneficiary as the Operating Partnership is a limited partnership in which the common limited partners do not have substantive kick-out or participating rights. At March 31, 2019, the consolidated financial statements of the Company included two VIEs in addition to the Operating Partnership: 100 First LLC and 303 Second LLC. At March 31, 2019, the Operating Partnership was determined to be the primary beneficiary of these two VIEs since the Operating Partnership had the ability to control the activities that most significantly impact each of the VIE’s economic performance. As of March 31, 2019, the two VIEs’ total assets, liabilities and noncontrolling interests included on our consolidated balance sheet were approximately $452.4 million (of which $396.5 million related to real estate held for investment), approximately $32.1 million and approximately $184.3 million, respectively. Revenues, income and net assets generated by 100 First LLC and 303 Second LLC may only be used to settle their contractual obligations, which primarily consist of operating expenses, capital expenditures and required distributions.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2018, the consolidated financial statements of the Company and the Operating Partnership included three VIEs in which we were deemed to be the primary beneficiary: 100 First LLC, 303 Second LLC and an entity established during the fourth quarter of 2018 to facilitate a transaction intended to qualify as a like-kind exchange pursuant to Section 1031 of the Code (“Section 1031 Exchange”). In January 2019, the Section 1031 Exchange was successfully completed and the related VIE was terminated. At December 31, 2018, the impact of consolidating the VIEs increased the Company’s total assets, liabilities and noncontrolling interests on our consolidated balance sheet by approximately $615.4 million (of which $543.9 million related to real estate held for investment), approximately $45.1 million and approximately $186.4 million, respectively.
Accounting Pronouncements Adopted January 1, 2019

Effective January 1, 2019, we adopted Financial Accounting Standards Board (“FASB”) ASU No. 2016-02 “Leases (Topic 842)” (“Topic 842”) and the related FASB ASU Nos. 2018-01, 2018-10, 2018-11, 2018-20 and 2019-01 which provide practical expedients, technical corrections and improvements for certain aspects of ASU 2016-02, on a modified retrospective basis. Topic 842 establishes a single comprehensive model for entities to use in accounting for leases and supersedes the existing leasing guidance. We evaluated each of the Company’s contracts to determine if the contract is or contains a lease and concluded that Topic 842 is applicable to the Company as a lessor in its tenant lease agreements and as a lessee in its ground leases.
Lessor Accounting
As a lessor, the Company’s leases with tenants for its real estate assets generally provide for the lease of space, as well as common area maintenance and parking. Under Topic 842, the lease of space is considered a lease component while the common area maintenance billings and tenant parking are considered nonlease components, which fall under revenue recognition guidance in Topic 606. However, upon adopting the guidance in Topic 842, the Company determined that its tenant leases met the criteria to apply the practical expedient provided by ASU 2018-11 to recognize the lease and non-lease components together as one single component. This conclusion was based on the consideration that 1) the timing and pattern of transfer of the nonlease components and associated lease component are the same, and 2) the lease component, if accounted for separately, would be classified as an operating lease. As the lease of space is the predominant component of the Company’s leasing arrangements, we accounted for all lease and non-lease components as one single component under Topic 842. As a result, the adoption of Topic 842 did not have any impact on the Company’s timing or pattern of recognition of rental revenues as compared to previous guidance. Transient daily parking revenue will be accounted for under the guidance in Topic 606 and included in other property income in our consolidated statements of operations.
To reflect their recognition as one lease component, rental revenues, tenant reimbursements and other lease related property income related to leases that also meet the requirements of the practical expedient provided by ASU 2018-11 have been combined in one line item subsequent to the adoption of Topic 842 for the three months ended March 31, 2019 in rental income on the Company’s consolidated statements of operations. In addition, under Topic 842, lessor costs for certain services directly reimbursed by tenants, which were previously presented on a net basis under previous guidance, are required to be presented on a gross basis in revenues and expenses. During the three months ended March 31, 2019, we incurred additional property expenses of $3.0 million, for which we were reimbursed, that were not required to be grossed up under the previous guidance. We presented this amount on a gross basis within rental income and property expenses in the Company’s consolidated statements of operations as a result of the adoption, which had no impact on net income.
Leasing Costs
Upon adoption of Topic 842, the Company elected to apply the package of practical expedients provided and did not reassess the following as of January 1, 2019: 1) whether any expired or existing contracts are or contain leases; 2) the lease classification for any expired or existing leases; and 3) initial direct costs for any existing leases. Under Topic 842, initial direct costs for both lessees and lessors would include only those costs that are incremental to the arrangement and would not have been incurred if the lease had not been obtained. As a result, beginning January 1, 2019, the Company will no longer capitalize internal leasing costs and third-party legal leasing costs and instead will expense these costs as incurred. These expenses are included in leasing costs and general and administrative expenses on our consolidated statements of operations in 2019. During the three months ended March 31, 2019, the Company expensed approximately $2.6 million of indirect leasing costs which would have been capitalized prior to the adoption of Topic 842.
The election of the package of practical expedients described above permits us to continue to account for our leases that commenced before January 1, 2019 under the previously existing lease accounting guidance for the remainder of their lease terms, and to apply the new lease accounting guidance to leases commencing or modified after January 1, 2019. On January 1, 2019, we recognized a $3.1 million cumulative-effect adjustment, primarily related to internal leasing costs and legal leasing costs for

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

tenant leases that had not commenced prior to that date, to increase distributions in excess of earnings for the Company and partners’ capital for the Operating Partnership in connection with our adoption of Topic 842.
Allowances for Tenant and Deferred Rent Receivables
Upon the adoption of Topic 842 on January 1, 2019, our determination of the adequacy of the Company’s allowances for tenant receivables includes a binary assessment of whether or not the amounts due under a tenant’s lease agreement are probable of collection. For such amounts that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term. For such amounts that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received from the tenant, with any tenant and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in the collectability determination. In addition, for tenant and deferred rent receivables deemed probable of collection we also may record an allowance under other authoritative GAAP depending upon our evaluation of the individual receivables, specific credit enhancements, current economic conditions, and other relevant factors. Such allowances are recorded as increases or decreases through rental income on our consolidated statements of operations.
Lessee Accounting
The Company’s ground leases are the primary contracts in which we are the lessee. Upon adoption of Topic 842 on January 1, 2019, the Company had four existing ground leases which were classified as operating leases. We elected to apply the practical expedient to use hindsight in determining the lease term of our existing ground leases. As discussed above, the Company also elected to apply the package of practical expedients provided by Topic 842 and therefore did not reassess the classification of these ground leases. Existing ground leases that commenced before the January 1, 2019 adoption date continued to be accounted for as operating leases, and the new guidance did not have a material impact on our recognition of ground lease expense or our results of operations. However, for periods beginning after January 1, 2019, we are now required to recognize a lease liability on our consolidated balance sheets equal to the present value of the minimum future lease payments required in accordance with each ground lease, as well as a right of use asset equal to the lease liability adjusted for above and below market intangibles and deferred leasing costs. The adoption of Topic 842 resulted in the recognition of right of use ground lease assets totaling $82.9 million and ground lease liabilities totaling $87.4 million on January 1, 2019. There was no material impact to our consolidated statements of operations or consolidated statements of cash flows as a result of adoption of this new guidance. For further information, refer to Note 9.

For leases with a term of 12 months or less where we are the lessee, we made an accounting policy election by class of underlying asset not to recognize right of use lease assets and lease liabilities. We recognize lease expense for such leases generally on a straight-line basis over the lease term.

The following are our updated significant accounting policies that have been affected by the adoption of Topic 842.

Significant Accounting Policies

Revenue Recognition and Allowances for Tenant and Deferred Rent Receivables

We recognize revenue from rent, tenant reimbursements, parking and other lease-related revenue once all of the following criteria are met: (i) the agreement has been fully executed and delivered, (ii) services have been rendered, (iii) the amount is fixed or determinable and (iv) payment has been received or the collectability of the amount due is probable. Lease termination fees are amortized over the remaining lease term, if applicable. If there is no remaining lease term, they are recognized when received and realized. Minimum annual rental revenues are recognized in rental revenues on a straight-line basis over the non-cancellable term of the related lease.

We carry our current and deferred rent receivables net of allowances for amounts that may not be collected. Prior to the adoption of Topic 842 on January 1, 2019, the allowances are increased or decreased through provision for bad debts on our consolidated statements of operations. Upon the adoption of Topic 842 on January 1, 2019, our determination of the adequacy of the Company's allowances for tenant receivables includes a binary assessment of whether or not the amounts due under a tenant’s lease agreement are probable of collection. For such amounts that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term. For such amounts that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received from the tenant, with any tenant and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in the collectability determination. In addition, for tenant and deferred rent receivables deemed probable of collection

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

we also may record an allowance under other authoritative GAAP depending upon our evaluation of the individual receivables, specific credit enhancements, current economic conditions, and other relevant factors. Such allowances are recorded as increases or decreases through rental income on our consolidated statements of operations. For the three months ended March 31, 2019 we recorded a reversal of an allowance for tenant and deferred rent receivables of $3.5 million resulting from the improved credit quality of a tenant that we previously recorded a provision against in Q2 2018. For the three months ended March 31, 2018 we recorded a reversal of an allowance for tenant and deferred rent receivables of $0.3 million related to three tenants.

Rental revenue recognition commences when the tenant takes possession or controls the physical use of the leased space. In order for the tenant to take possession, the leased space must be substantially complete and ready for its intended use. In order to determine whether the leased space is substantially complete and ready for its intended use, we begin by determining whether the Company or the tenant owns the tenant improvements. When we conclude that the Company is the owner of tenant improvements, rental revenue recognition begins when the tenant takes possession of the finished space, which is generally when Company-owned tenant improvements are substantially complete. In certain instances, when we conclude that the Company is not the owner (the tenant is the owner) of tenant improvements, rental revenue recognition begins when the tenant takes possession or controls the physical use of the leased space.

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

When we conclude that the tenant is the owner of tenant improvements for accounting purposes, we record our contribution towards those improvements as a lease incentive, which is included in deferred leasing costs and acquisition-related intangible assets, net on our consolidated balance sheets and amortized as a reduction to rental income on a straight-line basis over the term of the related lease.

For residential properties, we commence revenue recognition upon lease commencement. Residential rental revenue is recognized on a straight-line basis over the term of the related lease, net of any concessions.

Tenant Reimbursements

Reimbursements from tenants, consisting of amounts due from tenants for common area maintenance, real estate taxes and other recoverable costs, are recognized in rental income subsequent to the adoption of Topic 842 in the period the recoverable costs are incurred. Tenant reimbursements where we pay the associated costs directly to third-party vendors and are reimbursed by our tenants are recognized and recorded on a gross basis.

Other Property Income

Other property income primarily includes amounts recorded in connection with transient daily parking, tenant bankruptcy settlement payments, broken deal income and property damage settlement related payments. Other property income also includes miscellaneous income from tenants, restoration fees and fees for late rental payments. Amounts recorded within other property income fall within the scope of Topic 606 and are accounted for at the point in time when control of the goods or services transfers to the customer and our performance obligation is satisfied.

Accounting Pronouncements Effective in 2020 and Beyond

ASU No. 2016-13 “Financial Instruments - Credit Losses (Topic 326)”

On June 16, 2016, the FASB issued ASU No. 2016-13 (“ASU 2016-13”) to amend the accounting for credit losses for certain financial instruments. Under the new guidance, an entity recognizes its estimate of expected credit losses as an allowance, which the FASB believes will result in more timely recognition of such losses.  In November 2018, the FASB released ASU No. 2018-19 “Codification Improvements to Topic 326, Financial Instrument - Credit Losses.” This ASU clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20 “Financial Instruments – Credit Losses.” Instead, impairment of receivables arising from operating leases should be accounted for under Subtopic 842-30 “Leases – Lessor.” ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not anticipate that the guidance will have an impact on its consolidated financial statements or notes to its consolidated financial statements.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

ASU No. 2018-13 “Fair Value Measurement (Topic 820)”
On August 28, 2018, the FASB issued ASU No. 2018-13 (“ASU 2018-13”) to amend the disclosure requirements for fair value measurements. The amendments in ASU 2018-13 include new, modified and eliminated disclosure requirements and are the result of a broader disclosure project called FASB Concepts Statement, Conceptual Framework for Financial Reporting - Chapter 8: Notes to Financial Statements (the “Concepts Statement”), which the FASB finalized on August 28, 2018. The FASB used the guidance in the Concepts Statement to improve the effectiveness of Topic 820’s disclosure requirements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for any eliminated or modified disclosures. The Company currently anticipates that the guidance will not have a significant impact on the disclosures in the notes to its consolidated financial statements.
ASU No. 2018-15 “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)”
On August 29, 2018, the FASB issued ASU No. 2018-15 (“ASU 2018-15”) to amend a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. ASU 2018-15 can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the impact of ASU 2018-15 on its consolidated financial statements and notes to its consolidated financial statements.
2.    Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net consisted of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(in thousands)
Furniture, fixtures and other long-lived assets, net	$36,043	$36,833
Notes receivable, net (1)	1,488	2,113
Prepaid expenses	12,829	13,927
Total prepaid expenses and other assets, net	$50,360	$52,873
________________________

(1)	Notes receivable are shown net of a valuation allowance of approximately $3.6 million and $2.9 million as of March 31, 2019 and December 31, 2018, respectively.

3.    Secured and Unsecured Debt of the Operating Partnership

Secured Debt

On February 11, 2019, the Company repaid at par a secured mortgage note payable for $74.3 million that was due in June 2019.

Unsecured Debt

The Company generally guarantees all of the Operating Partnership’s unsecured debt obligations including the unsecured revolving credit facility, the unsecured term loan facility and all of the unsecured senior notes.

Unsecured Revolving Credit Facility and Term Loan Facility

The following table summarizes the balance and terms of our unsecured revolving credit facility as of March 31, 2019 and December 31, 2018:

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	March 31, 2019	December 31, 2018
	(in thousands)
Outstanding borrowings	$185,000	$45,000
Remaining borrowing capacity	565,000	705,000
Total borrowing capacity (1)	$750,000	$750,000
Interest rate (2)	3.50%	3.48%
Facility fee-annual rate (3)	0.200%
Maturity date	July 2022
________________________

(1)
We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $600.0 million under an accordion feature under the terms of the unsecured revolving credit facility and unsecured term loan facility.

(2)	Our unsecured revolving credit facility interest rate was calculated based on the contractual rate of LIBOR plus 1.000% as of March 31, 2019 and December 31, 2018.

(3)
Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of March 31, 2019 and December 31, 2018, $4.4 million and $4.7 million of unamortized deferred financing costs, respectively, which are included in prepaid expenses and other assets, net on our consolidated balance sheets, remained to be amortized through the maturity date of our unsecured revolving credit facility.

The Company intends to borrow under the unsecured revolving credit facility from time to time for general corporate purposes, to finance development and redevelopment expenditures, to fund potential acquisitions and to potentially repay long-term debt.

The following table summarizes the balance and terms of our unsecured term loan facility as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(in thousands)
Outstanding borrowings	$150,000	$150,000
Remaining borrowing capacity	—	—
Total borrowing capacity (1)	$150,000	$150,000
Interest rate (2)	3.60%	3.49%
Undrawn facility fee-annual rate (3)	0.200%
Maturity date	July 2022
________________________

(1)
As of March 31, 2019 and December 31, 2018, $0.8 million and $0.9 million of unamortized deferred financing costs, respectively, remained to be amortized through the maturity date of our unsecured term loan facility.

(2)	Our unsecured term loan facility interest rate was calculated based on the contractual rate of LIBOR plus 1.100% as of March 31, 2019 and December 31, 2018.

(3)	Prior to borrowing the full capacity of our unsecured term loan facility, the undrawn facility fee was calculated based on any unused borrowing capacity and was paid on a quarterly basis.

Debt Covenants and Restrictions

The unsecured revolving credit facility, the unsecured term loan facility, the unsecured senior notes, the Series A and B Notes due 2026 and Series A and B Notes due 2027 and 2029 and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a minimum fixed-charge coverage ratio, a minimum unsecured debt ratio and a minimum unencumbered asset pool debt service coverage ratio. Noncompliance with one or more of the covenants and restrictions could result in the full principal balance of the associated debt becoming immediately due and payable. We believe we were in compliance with all of our debt covenants as of March 31, 2019.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Debt Maturities

The following table summarizes the stated debt maturities and scheduled amortization payments of our issued and outstanding debt as of March 31, 2019:

Year	(in thousands)
Remaining 2019	$1,380
2020	5,137
2021	5,342
2022	340,554
2023	305,775
Thereafter	2,362,694
Total aggregate principal value (1)	$3,020,882
________________________

(1)
Includes gross principal balance of outstanding debt before the effect of the following at March 31, 2019: $16.7 million of unamortized deferred financing costs for the unsecured term loan facility, unsecured senior notes and secured debt and $6.4 million of unamortized discounts for the unsecured senior notes.

Capitalized Interest and Loan Fees

The following table sets forth gross interest expense, including debt discount/premium and deferred financing cost amortization, net of capitalized interest, for the three months ended March 31, 2019 and 2018. The interest expense capitalized was recorded as a cost of development and increased the carrying value of undeveloped land and construction in progress.

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Gross interest expense	$30,680	$27,080
Capitalized interest and deferred financing costs	(19,437)	(13,582)
Interest expense	$11,243	$13,498

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.    Stockholders’ Equity of the Company

At-The-Market Stock Offering Program

Under our at-the-market stock offering program, which commenced in June 2018, we may offer and sell shares of our common stock having an aggregate gross sales price up to $500.0 million from time to time in “at-the-market” offerings. In connection with the at-the-market program, the Company may enter into forward equity sale agreements with certain financial institutions acting as forward purchasers whereby, at our discretion, the forward purchasers may borrow and sell shares of our common stock under our at-the-market program. The use of a forward equity sale agreement allows the Company to lock in a share price on the sale of shares of our common stock at the time the agreement is executed but defer settling the forward equity sale agreements and receiving the proceeds from the sale of shares until a later date.

During the three months ended March 31, 2019, we executed 12-month forward equity sale agreements with financial institutions acting as forward purchasers under our at-the-market stock offering program to sell 875,494 shares of common stock at a weighted average sales price of $75.75 per share before underwriting discounts, commissions and offering expenses. The Company did not receive any proceeds from the sale of its common shares by the forward purchasers. The Company currently expects to fully physically settle the forward equity sale agreements and receive cash proceeds upon one or more settlement dates, at the Company’s discretion, prior to the final settlement dates under the forward equity sale agreements in March and April 2020, in which case we expect to receive aggregate net cash proceeds at settlement equal to the number of shares specified in such forward equity sale agreement multiplied by the relevant forward price per share. The weighted average forward sale price that we expect to receive upon physical settlement of the agreements will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers’ stock borrowing costs and (iii) scheduled dividends during the term of the agreements. We have not settled any portion of these forward equity sale agreements as of the date of this filing. Upon physical settlement, the Company will contribute the net proceeds from the issuance of shares of our common stock to the Operating Partnership in exchange for an equal number of units in the Operating Partnership.

Since commencement of the program, we have completed sales of 447,466 shares of common stock through March 31, 2019 and 875,494 shares have been sold by forward purchasers under forward equity sale agreements, which have not been settled as of the date of this filing. We did not settle any forward sales of common stock under our at-the-market program during the three months ended March 31, 2019 and as of March 31, 2019, approximately $399.9 million remains available to be sold under this program. Actual future sales will depend upon a variety of factors, including but not limited to, market conditions, the trading price of the Company’s common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

Forward Equity Sale Agreements

In August 2018, the Company entered into forward equity sale agreements with certain financial institutions acting as forward purchasers in connection with an offering of 5,000,000 shares of common stock at an initial gross offering price of $360.5 million, or $72.10 per share, before underwriting discounts, commissions and offering expenses. The forward purchasers borrowed and sold an aggregate of 5,000,000 shares of common stock in the offering. The Company did not receive any proceeds from the sale of its shares of common stock by the forward purchasers at the time of the offering. The Company currently expects to fully physically settle the forward sale agreements and receive cash proceeds upon one or more settlement dates, at the Company’s discretion, prior to the final settlement date under the forward sale agreements of August 1, 2019, in which case we expect to receive aggregate net cash proceeds at settlement equal to the number of shares specified in such forward equity sale agreement multiplied by the relevant forward price per share. The forward sale price that we expect to receive upon physical settlement of the agreements, which was initially $71.68 per share, will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers’ stock borrowing costs and (iii) scheduled dividends during the term of the forward equity sale agreements. We have not settled any portion of these forward equity sale agreements as of the date of this filing. Upon physical settlement, the Company will contribute the net proceeds from the issuance of shares of our common stock to the Operating Partnership in exchange for an equal number of units in the Operating Partnership.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.    Noncontrolling Interests on the Company’s Consolidated Financial Statements

Common Units of the Operating Partnership

The Company owned an approximate 98.0%, 98.0%, and 97.9% common general partnership interest in the Operating Partnership as of March 31, 2019, December 31, 2018 and March 31, 2018, respectively. The remaining approximate 2.0%, 2.0%, and 2.1% common limited partnership interest as of March 31, 2019, December 31, 2018 and March 31, 2018, respectively, was owned by non-affiliated investors and certain of our executive officers and directors in the form of noncontrolling common units. There were 2,023,287, 2,025,287 and 2,070,690 common units outstanding held by these investors, executive officers and directors as of March 31, 2019, December 31, 2018 and March 31, 2018, respectively.

The noncontrolling common units may be redeemed by unitholders for cash. Except under certain circumstances, we, at our option, may satisfy the cash redemption obligation with shares of the Company’s common stock on a one-for-one basis. If satisfied in cash, the value for each noncontrolling common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable redemption date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $153.3 million and $126.4 million as of March 31, 2019 and December 31, 2018, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each noncontrolling common unit in the event of our termination or liquidation. In the event of our termination or liquidation, it is expected in most cases that each common unit would be entitled to a liquidating distribution equal to the liquidating distribution payable in respect of each share of the Company’s common stock.

6.    Partners’ Capital of the Operating Partnership

Common Units Outstanding

The following table sets forth the number of common units held by the Company and the number of common units held by non-affiliated investors and certain of our executive officers and directors in the form of noncontrolling common units as well as the ownership interest held on each respective date:

	March 31, 2019	December 31, 2018	March 31, 2018
Company owned common units in the Operating Partnership	100,967,024	100,746,988	98,839,708
Company owned general partnership interest	98.0%	98.0%	97.9%
Noncontrolling common units of the Operating Partnership	2,023,287	2,025,287	2,070,690
Ownership interest of noncontrolling interest	2.0%	2.0%	2.1%

For further discussion of the noncontrolling common units as of March 31, 2019 and December 31, 2018, refer to Note 5.

7.    Share-Based Compensation

Stockholder Approved Equity Compensation Plans

As of March 31, 2019, we maintained one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan, as amended (the “2006 Plan”). The Company has a currently effective registration statement registering 9.2 million shares of our common stock for possible issuance under the 2006 Plan. As of March 31, 2019, approximately 0.3 million shares were available for grant under the 2006 Plan. The calculation of shares available for grant is presented after taking into account a reserve for a sufficient number of shares to cover the vesting and payment of 2006 Plan awards that were outstanding on that date, including performance-based vesting awards at (i) levels actually achieved for the performance conditions (as defined below) for which the performance period has been completed and (ii) at maximum levels for the performance and market conditions (as defined below) for awards still in a performance period.

2019 Share-Based Compensation Grants

In February 2019, the Executive Compensation Committee of the Company’s Board of Directors awarded 288,378 restricted stock units (“RSUs”) to certain officers of the Company under the 2006 Plan, which included 143,396 RSUs (at the target level

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of performance) that are subject to market and/or performance-based vesting requirements (the “2019 Performance-Based RSUs”) and 144,982 RSUs that are subject to time-based vesting requirements (the “2019 Time-Based RSUs”).

2019 Performance-Based RSU Grant

The 2019 Performance-Based RSUs are scheduled to vest at the end of a three-year period (consisting of calendar years 2019-2021). A target number of 2019 Performance-Based RSUs were awarded, and the final number of 2019 Performance-Based RSUs that vest (which may be more or less than the target number) will be based upon (1) the achievement of pre-set FFO per share goals for the year ending December 31, 2019 that applies to 100% of the Performance-Based RSUs awarded (the “FFO performance condition”) and (2) a performance measure that applies to 50% of the award based upon a measure of the Company’s average debt to EBITDA ratio for the three-year performance period (the “debt to EBITDA ratio performance condition”) and a market measure that applies to the other 50% of the award based upon the relative ranking of the Company’s total stockholder return for the three-year performance period compared to the total stockholder returns of an established comparison group of companies over the same period (the “market condition”). The 2019 Performance-Based RSUs are also subject to a three-year service vesting provision (the “service vesting condition”) and are scheduled to cliff vest on the date the final vesting percentage is determined following the end of the three-year performance period under the awards. The number of 2019 Performance-Based RSUs ultimately earned could fluctuate from the target number of 2019 Performance-Based RSUs granted based upon the levels of achievement for the FFO performance condition, the debt to EBITDA ratio performance condition, the market condition, and the extent to which the service vesting condition is satisfied. The estimate of the number of 2019 Performance-Based RSUs earned is evaluated quarterly during the performance period based on our estimate for each of the performance conditions measured against the applicable goals. As of March 31, 2019, the number of 2019 Performance-Based RSUs estimated to be earned based on the Company’s estimate of the performance conditions measured against the applicable goals was 143,396, and the compensation cost recorded to date for this program was based on that estimate. Compensation expense for the 2019 Performance-Based RSU grant is recognized on a straight-line basis over the requisite service period for each participant, which is generally the three-year service period.

Each 2019 Performance-Based RSU represents the right, subject to the applicable vesting conditions, to receive one share of our common stock in the future. The determination of the grant date fair value of the portion of the 2019 Performance-Based RSU grants covered by the debt to EBITDA ratio performance condition was based on the $69.89 share price on the February 1, 2019 grant date. The determination of the grant date fair value of the portion of the 2019 Performance-Based RSU grants covered by the market condition was calculated using a Monte Carlo simulation pricing model based on the assumptions in the table below, which resulted in a $72.57 grant date fair value per share.

Fair Value Assumptions
Valuation date	February 1, 2019
Expected share price volatility	19.0%
Risk-free interest rate	2.48%
Fair value per share on valuation date	72.57

The computation of expected volatility is based on a blend of the historical volatility of our shares of common stock over approximately 5.8 years, as that is expected to be most consistent with future volatility and equates to a time period twice as long as the approximate 2.9-year performance period of the RSUs, and implied volatility data based on the observed pricing of six month publicly-traded options on our shares of common stock. The risk-free interest rate is based on the yield curve on zero-coupon U.S. Treasury STRIP securities in effect at February 1, 2019.

The total grant date fair value of the 2019 Performance-Based RSU awards was $10.2 million on the February 1, 2019 grant date of the awards. For the three months ended March 31, 2019, we recorded compensation expense based upon the grant date fair value per share for each component multiplied by the estimated number of RSUs to be earned as discussed above.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2019 Time-Based RSU Grant

The 2019 Time-Based RSUs are scheduled to vest in three equal annual installments beginning on January 5, 2020 through January 5, 2022. Compensation expense for the 2019 Time-Based RSUs is recognized on a straight-line basis over the requisite service period for each participant, which is generally the three-year service vesting period. Each 2019 Time-Based RSU represents the right to receive one share of our common stock in the future. The total grant date fair value of the 2019 Time-Based RSU awards was $10.1 million, which was based on the $69.89 closing share price of the Company’s common stock on the NYSE on the February 1, 2019 grant date of the awards.

Share-Based Compensation Cost Recorded During the Period

The total compensation cost for all share-based compensation programs was $8.8 million and $5.1 million for the three months ended March 31, 2019 and 2018, respectively. Of the total share-based compensation costs, $1.6 million was capitalized as part of real estate assets for the three months ended March 31, 2019, and $1.5 million was capitalized as part of real estate assets and deferred leasing costs for the three months ended March 31, 2018. As of March 31, 2019, there was approximately $73.8 million of total unrecognized compensation cost related to nonvested incentive awards granted under share-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.8 years. The remaining compensation cost related to these nonvested incentive awards had been recognized in periods prior to March 31, 2019.

8.    Future Minimum Rent

We have operating leases with tenants that expire at various dates through 2043 and are either subject to scheduled fixed increases or adjustments in rent based on the Consumer Price Index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future contractual minimum rent under operating leases as of March 31, 2019 (under Topic 842) for future periods is summarized as follows:

Year Ending	(in thousands)
Remaining 2019	$433,921
2020	645,256
2021	641,565
2022	643,068
2023	609,814
2024	561,301
Thereafter	2,782,219
Total (1)	$6,317,144
______________

(1)	Excludes residential leases and leases with a term of one year or less.

Future contractual minimum rent under operating leases as of December 31, 2018 for future periods is summarized as follows:

Year Ending	(in thousands)
2019	$566,783
2020	632,875
2021	631,835
2022	620,684
2023	586,371
Thereafter	3,240,143
Total (1)	$6,278,691
______________

(1)	Excludes residential leases and leases with a term of one year or less.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.    Commitments and Contingencies

General

As of March 31, 2019, we had commitments of approximately $1.2 billion, excluding our ground lease commitments, for contracts and executed leases directly related to our operating properties and development projects.

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

(2)
The Company has three 10-year and one 45-year extension options for this ground lease, which if exercised would extend the expiration date to December 2116. These extensions options are not assumed to be exercised in our calculation of the present value of the future minimum lease payments for this lease.

On January 1, 2019, we adopted Topic 842 and recognized ground lease liabilities on our consolidated balance sheets equal to the present value of the minimum lease payments required in accordance with each ground lease. We also recognized right of use ground lease assets equal to the ground lease liabilities adjusted for above and below market ground lease intangibles and deferred leasing costs. To determine the discount rates used to calculate the present value of the lease payments, we used a hypothetical curve derived from unsecured corporate borrowing rates over the lease terms. The weighted average discount rate for our ground leases was 5.15%. On January 1, 2019, we recognized right of use ground lease assets totaling $82.9 million and ground lease liabilities totaling $87.4 million. As of March 31, 2019, the weighted average remaining lease term of our ground leases is 52 years. For the three months ended March 31, 2019, variable lease costs totaling $0.7 million were recorded to ground leases expense on our consolidated statements of operations.

The minimum commitment under our ground leases as of March 31, 2019 (under Topic 842) for future periods is summarized as follows:

Year Ending	(in thousands)
Remaining 2019	$3,865
2020	5,154
2021	5,154
2022	5,154
2023	5,154
2024	5,154
Thereafter	228,465
Total undiscounted cash flows (1)(2)(3)(4)(5)	258,100
Present value discount	(170,853)
Ground lease liabilities	$87,247
________________________

(1)	Excludes contingent future rent payments based on gross income or adjusted gross income and reflects the minimum ground lease obligations before the impact of ground lease extension options.

(2)
One of our ground lease obligations is subject to a fair market value adjustment every five years; however, the lease includes ground rent subprotection and infrastructure rent credits which currently limit our annual rental obligations to $1.0 million. The contractual obligations for that ground lease included above assumes the lesser of $1.0 million or annual lease rental obligation in effect as of March 31, 2019.

(3)
One of our ground lease obligations includes a component which is based on the percentage of gross income that exceeds the minimum ground rent. The minimum rent is subject to increases every five years based on 50% of the average annual percentage rent for the previous five years. The contractual obligations for that lease included above assume the current annual ground lease obligation in effect at March 31, 2019 for the remainder of the lease term since we cannot predict future adjustments.

(4)
One of our ground lease obligations is subject to a fair market value adjustment every five years based on a combination of CPI adjustments and third-party appraisals limited to maximum increases annually. The contractual obligations for that lease included above assume the current annual ground lease obligation in effect at March 31, 2019 for the remainder of the lease term since we cannot predict future adjustments.

(5)
One of our ground lease obligations includes a component which is based on the percentage of adjusted gross income that exceeds the minimum ground rent. The minimum rent is subject to increases every ten years by an amount equal to 60% of the average annual percentage rent for the previous three years. The

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

contractual obligations for this lease included above assume the current annual ground lease obligation in effect at March 31, 2019 for the remainder of the lease term since we cannot predict future adjustments.

The minimum commitment under our ground leases as of December 31, 2018 for future periods is summarized as follows:

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

(5)
One of our ground lease obligations includes a component which is based on the percentage of adjusted gross income that exceeds the minimum ground rent. The minimum rent is subject to increases every ten years by an amount equal to 60% of the average annual percentage rent for the previous three years. The contractual obligations for this lease included above assume the current annual ground lease obligation in effect at December 31, 2018 for the remainder of the lease term since we cannot predict future adjustments.

Environmental Matters

We follow the policy of monitoring all of our properties, including acquisition, development and existing stabilized portfolio properties, for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, we are not currently aware of any environmental liability with respect to our stabilized portfolio properties that would have a material adverse effect on our financial condition, results of operations and cash flow, or that we believe would require additional disclosure or the recording of a loss contingency.

As of March 31, 2019, we had accrued environmental remediation liabilities of approximately $74.4 million recorded on our consolidated balance sheets in connection with certain of our in-process and future development projects. The accrued environmental remediation liabilities represent the remaining costs we estimate we will incur prior to and during the development process at various development acquisition sites. These estimates, which we developed with the assistance of third party experts, consist primarily of the removal of contaminated soil, performing environmental closure activities, constructing remedial systems and other related costs since we are required to dispose of any existing contaminated soil and sometimes perform other environmental closure or remedial activities when we develop new buildings at these sites.

We record estimated environmental remediation obligations for acquired properties at the acquisition date when we are aware of such costs and when such costs are probable of being incurred and can be reasonably estimated. Estimated costs related to development environmental remediation liabilities are recorded as an increase to the cost of the development project. Actual costs are recorded as a decrease to the liability when incurred. These accruals are adjusted as an increase or decrease to the development project costs and as an increase or decrease to the accrued environmental remediation liability if we obtain further information or circumstances change. The environmental remediation obligations recorded at March 31, 2019 were not discounted to their present values since the amount and timing of cash payments are not fixed. It is possible that we could incur additional environmental remediation costs in connection with these development projects.  However, potential additional environmental costs for these development projects cannot be reasonably estimated at this time and certain changes in estimates could occur as the site conditions, final project timing, design elements, actual soil conditions and other aspects of the projects, which may depend upon municipal and other approvals beyond the control of the Company, are determined.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other than the accrued environmental liabilities discussed above, we are not aware of any unasserted claims and assessments with respect to an environmental liability that we believe would require additional disclosure or the recording of an additional loss contingency.

10.    Fair Value Measurements and Disclosures

Assets and Liabilities Reported at Fair Value

The only assets we record at fair value on our consolidated financial statements are the marketable securities related to our Deferred Compensation Plan. The following table sets forth the fair value of our marketable securities as of March 31, 2019 and December 31, 2018:

	Fair Value (Level 1) (1)
	March 31, 2019	December 31, 2018
Description	(in thousands)
Marketable securities (2)	$24,098	$21,779
________________________

(1)	Based on quoted prices in active markets for identical securities.

(2)	The marketable securities are held in a limited rabbi trust.

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

The following table sets forth the net gain (loss) on marketable securities recorded during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Description	(in thousands)
Net gain (loss) on marketable securities	$1,681	$(404)

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our other financial instruments as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
	(in thousands)
Liabilities
Secured debt, net	$259,878	$264,029	$335,531	$335,885
Unsecured debt, net	2,552,883	2,622,474	2,552,070	2,546,386
Unsecured line of credit	185,000	185,158	45,000	45,058
________________________

(1)	Fair value calculated using Level II inputs, which are based on model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.    Net Income Available to Common Stockholders Per Share of the Company

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted per-share computations for net income available to common stockholders for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands, except share and per share amounts)
Numerator:
Net income attributable to Kilroy Realty Corporation	$36,903	$36,246
Allocation to participating securities (1)	(509)	(471)
Numerator for basic and diluted net income available to common stockholders	$36,394	$35,775
Denominator:
Basic weighted average vested shares outstanding	100,901,390	98,744,220
Effect of dilutive securities	541,789	469,390
Diluted weighted average vested shares and common share equivalents outstanding	101,443,179	99,213,610
Basic earnings per share:
Net income available to common stockholders per share	$0.36	$0.36
Diluted earnings per share:
Net income available to common stockholders per share	$0.36	$0.36
________________________

(1)	Participating securities include nonvested shares, certain time-based RSUs and vested market measure-based RSUs.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common shares, including stock options, RSUs, shares issuable under forward equity sale agreements and other securities are considered in our diluted earnings per share calculation for the three months ended March 31, 2019 and 2018. Certain market measure-based RSUs are not included in dilutive securities for the three months ended March 31, 2019 and 2018, as not all performance metrics had been met by the end of the applicable reporting periods.

See Note 7 “Share-Based Compensation” for additional information regarding share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.    Net Income Available to Common Unitholders Per Unit of the Operating Partnership

The following table reconciles the numerator and denominator in computing the Operating Partnership’s basic and diluted per-unit computations for net income available to common unitholders for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands, except unit and per unit amounts)
Numerator:
Net income attributable to Kilroy Realty, L.P.	$37,508	$36,893
Allocation to participating securities (1)	(509)	(471)
Numerator for basic and diluted net income available to common unitholders	$36,999	$36,422
Denominator:
Basic weighted average vested units outstanding	102,925,166	100,815,477
Effect of dilutive securities	541,789	469,390
Diluted weighted average vested units and common unit equivalents outstanding	103,466,955	101,284,867
Basic earnings per unit:
Net income available to common unitholders per unit	$0.36	$0.36
Diluted earnings per unit:
Net income available to common unitholders per unit	$0.36	$0.36
________________________

(1)	Participating securities include nonvested shares, certain time-based RSUs and vested market measure-based RSUs.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common units, including stock options, RSUs, shares issuable under forward equity sale agreements and other securities are considered in our diluted earnings per share calculation for the three months ended March 31, 2019 and 2018. Certain market measure-based RSUs are not included in dilutive securities for the three months ended March 31, 2019 and 2018, as not all performance metrics had been met by the end of the applicable reporting periods.

See Note 7 “Share-Based Compensation” for additional information regarding share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.    Supplemental Cash Flow Information of the Company

Supplemental cash flow information is included as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $18,901 and $13,051 as of March 31, 2019 and 2018, respectively	$4,706	$9,699
Cash paid for amounts included in the measurement of ground lease liabilities	$1,220	$1,239
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development properties	$87,038	$57,155
Tenant improvements funded directly by tenants	$2,682	$2,014
Initial measurement of operating right of use ground lease assets	$82,938	$—
Initial measurement of operating ground lease liabilities	$87,409	$—
NON-CASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders	$47,676	$43,512
Exchange of common units of the Operating Partnership into shares of the Company’s common stock	$78	$244

The following is a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$51,604	$57,649
Restricted cash at beginning of period	119,430	9,149
Cash and cash equivalents and restricted cash at beginning of period	$171,034	$66,798

Cash and cash equivalents at end of period	$49,693	$53,069
Restricted cash at end of period	6,300	—
Cash and cash equivalents and restricted cash at end of period	$55,993	$53,069

14.    Supplemental Cash Flow Information of the Operating Partnership:

Supplemental cash flow information is included as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $18,901 and $13,051 as of March 31, 2019 and 2018, respectively	$4,706	$9,699
Cash paid for amounts included in the measurement of ground lease liabilities	$1,220	$1,239
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development properties	$87,038	$57,155
Tenant improvements funded directly by tenants	$2,682	$2,014
Initial measurement of operating right of use ground lease assets	$82,938	$—
Initial measurement of operating ground lease liabilities	$87,409	$—
NON-CASH FINANCING TRANSACTIONS:
Accrual of distributions payable to common unitholders	$47,676	$43,512

The following is a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the three months ended March 31, 2019 and 2018.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended March 31,
	2019	2018
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$51,604	$57,649
Restricted cash at beginning of period	119,430	9,149
Cash and cash equivalents and restricted cash at beginning of period	$171,034	$66,798

Cash and cash equivalents at end of period	$49,693	$53,069
Restricted cash at end of period	6,300	—
Cash and cash equivalents and restricted cash at end of period	$55,993	$53,069

15.    Subsequent Events

On April 17, 2019, aggregate dividends, distributions and dividend equivalents of $47.6 million were paid to common stockholders, common unitholders and RSU holders of record on March 29, 2019.

In April, financial institutions acting as forward purchasers under our at-the-market stock offering program sold an additional 325,710 shares of common stock at a weighted average sales price of $76.39 per share before underwriting discounts, commissions and offering expenses. The Company did not receive any proceeds from the sale of its common shares by the forward purchasers. As of the date of this report, approximately $375.0 million remains available to be sold under this program.

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

Forward-Looking Statements

Statements contained in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Forward-looking statements include, among other things, statements or information concerning our plans, objectives, capital resources, portfolio performance, results of operations, projected future occupancy and rental rates, lease expirations, debt maturities, potential investments, strategies such as capital recycling, development and redevelopment activity, projected construction costs, projected construction commencement and completion dates, projected square footage of space that could be constructed on undeveloped land that we own, projected rentable square footage of or number of units in properties under construction or in the development pipeline, anticipated proceeds from capital recycling activity or other dispositions and anticipated dates of those activities or dispositions, projected increases in the value of properties, dispositions, future executive incentive compensation, pending, potential or proposed acquisitions, plans to grow our Net Operating Income and FFO, our ability to re-lease properties at or above current market rates, anticipated market conditions and demographics and other forward-looking financial data, as well as the discussion in “—Factors That May Influence Future Results of Operations,” “—Liquidity and Capital Resource of the Company,” and “—Liquidity and Capital Resources of the Operating Partnership.” Forward-looking statements can be identified by the use of words such as “believes,” “expects,” “projects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” and the negative of these words and phrases and similar expressions that do not relate to historical matters. Forward-looking statements are based on our current expectations, beliefs and assumptions, and are not guarantees of future performance. Forward-looking statements are inherently subject to uncertainties, risks, changes in circumstances, trends and factors that are difficult to predict, many of which are outside of our control. Accordingly, actual performance, results and events may vary materially from those indicated or implied in the forward-looking statements, and you should not rely on the forward-looking statements as predictions of future performance, results or events. Numerous factors could cause actual future performance, results and events to differ materially from those indicated in the forward-looking statements, including, among others: global market and general economic conditions and their effect on our liquidity and financial conditions and those of our tenants; adverse economic or real estate conditions generally, and specifically, in the States of California and Washington; risks associated with our investment in real estate assets, which are illiquid and with trends in the real estate industry; defaults on or non-renewal of leases by tenants; any significant downturn in tenants' businesses; our ability to re-lease property at or above current market rates; costs to comply with government regulations, including environmental remediation; the availability of cash for distribution and debt service and exposure to risk of default under debt obligations; increases in interest rates and our ability to manage interest rate exposure; the availability of financing on attractive terms or at all, which may adversely impact our future interest expense and our ability to pursue development, redevelopment and acquisition opportunities and refinance existing debt; a decline in real estate asset valuations, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing, and which may result in write offs or impairment charges; significant competition, which may decrease the occupancy and rental rates of properties; potential losses that may not be covered by insurance; the ability to successfully complete acquisitions and dispositions on announced terms; the ability to successfully operate acquired, developed and redeveloped properties; the ability to successfully complete development and redevelopment projects on schedule and within budgeted amounts; delays or refusals in obtaining all necessary zoning, land use and other required entitlements, governmental permits and authorizations for our development and redevelopment properties; increases in anticipated capital expenditures, tenant improvement and/or leasing costs; defaults on leases for land on which some of our properties are located; adverse changes to, or enactment or implementations of, tax laws or other applicable laws, regulations or legislation, as well as business and consumer reactions to such changes; risks associated with joint venture investments, including our lack of sole decision-making authority, our reliance on co-venturers’ financial condition and disputes between us and our co-venturers; environmental uncertainties and risks related to natural disasters; and our ability to maintain our status as a REIT. The factors included in this report are not exhaustive and additional factors could adversely affect our business and financial performance. For a discussion of additional factors that could materially adversely affect the Company’s and the Operating Partnership’s business and financial performance, see the discussion below as well as “Item 1A. Risk Factors,” and in our “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s and the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2018 and their respective other filings with the SEC. All forward-looking statements are based on information that was available and speak only as of the dates on which they were made. We assume no obligation to update any forward-looking statement that becomes untrue because of subsequent events, new information or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws.

Overview and Background

We are a self-administered REIT active in premier office and mixed-use submarkets along the West Coast. We own, develop, acquire and manage real estate assets, consisting primarily of Class A properties in the coastal regions of Greater Los Angeles, Orange County, San Diego County, the San Francisco Bay Area and Greater Seattle, which we believe have strategic advantages and strong barriers to entry. We own our interests in all of our properties through the Operating Partnership and the Finance Partnership and generally conduct substantially all of our operations through the Operating Partnership. We owned an approximate 98.0%, 98.0%, and 97.9% general partnership interest in the Operating Partnership as of March 31, 2019, December 31, 2018 and March 31, 2018. All of our properties are held in fee except for the thirteen office buildings that are held subject to long-term ground leases for the land.

Critical Accounting Policies

Effective January 1, 2019, the Company adopted Financial Accounting Standards Board ASU No. 2016-02 “Leases (Topic 842) (“Topic 842”).” For discussion of the impact of this adoption on our significant accounting policies, see Note 1 “Organization and Basis of Presentation” to our consolidated financial statements included in this report.

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

In-Process Development Projects - Tenant Improvement

During the three months ended March 31, 2019, the following development project progressed from the under construction phase to the tenant improvement phase:

•
One Paseo (Retail) - Del Mar, San Diego, California. We commenced construction on the retail component of this mixed-use project in December 2016, which is comprised of approximately 96,000 square feet of retail space with a total estimated investment of $95.0 million. As of the date of this report, the retail space of the project was 92% leased.

As of March 31, 2019, the following projects were also in the tenant improvement phase:

•
100 Hooper, SOMA, San Francisco, California, which we commenced construction on in November 2016. This project encompasses approximately 312,000 square feet of office and approximately 88,000 square feet of production, distribution and repair (“PDR”) space configured in two buildings with a total estimated investment of approximately $275.0 million. The office portion of the project is 100% leased to Adobe Systems Inc. and the PDR space is 52% leased as of the date of this report. We commenced revenue recognition on the lease with Adobe Systems Inc. on October 1, 2018. Cash rents on the lease commenced in March 2019 and will continue to commence in phases through the second quarter of 2020. The project is currently expected to be stabilized in the second quarter of 2019.

•
The Exchange on 16th, Mission Bay, San Francisco, California, which we commenced construction on in June 2015. This project will encompass approximately 750,000 gross rentable square feet consisting of 736,000 square feet of office space and 14,000 square feet of retail space at a total estimated investment of $585.0 million. The office space in the project is 100% pre-leased to Dropbox, Inc. Cash rents will commence in the third quarter of 2019 through the first quarter of 2020. The estimated stabilization dates for Phase I, Phase II, and Phase III are the third quarter of 2019, the fourth quarter of 2019, and the third quarter of 2020, respectively.

In-Process Development Projects - Under Construction

As of March 31, 2019, we had the following five projects in our in-process development pipeline that were under construction:

•
Kilroy Oyster Point (Phase I), South San Francisco, California. In March 2019, we commenced construction on Phase I of this 39-acre life science campus situated on the waterfront in South San Francisco. This first phase encompasses approximately 630,000 square feet of office space at a total estimated investment of $600.0 million. We currently expect the cold shell to be ready and delivered for tenant improvements in the second half of 2021.

•
9455 Towne Centre Drive, University Towne Centre, San Diego, California. In March 2019, we commenced construction on this project which encompasses approximately 160,000 square feet of life science space at a total estimated investment of $125.0 million. We currently estimate the cold shell to be ready and delivered for tenant improvements mid-2020.

•
Netflix and Living // On Vine, Hollywood, California. We commenced construction on the office component of this mixed-use project in January 2018, which includes the project’s overall infrastructure and site work and approximately 355,000 square feet of office space for a total estimated investment of $300.0 million. The office space of this project is 100% pre-leased to Netflix, Inc. We commenced construction on the residential component of the project in December 2018, which encompasses 193 residential units at a total estimated investment of $195.0 million. The office component is currently expected to be delivered and ready for tenant improvements in the first quarter of 2020 and the residential component is currently expected to be completed in the fourth quarter of 2020.

•
333 Dexter, South Lake Union, Washington, which we commenced construction on in June 2017. This project encompasses approximately 650,000 square feet of office space at a total estimated investment of $380.0 million. Construction is currently in progress and the cold shell is currently estimated to be ready for tenant improvements in the second half of 2019.

•
One Paseo (Residential and Office) - Del Mar, San Diego, California. We commenced construction on the residential component of this mixed-use project in December 2016 which includes 608 residential units. The total estimated investment for the residential component of the project is approximately $375.0 million. The residential component of this project is expected to be completed and delivered in phases starting in the third quarter of 2019. We commenced construction on the office component of the project in December 2018, which encompasses 285,000 square feet of office space at a total estimated investment of $205.0 million. The office component of the project is currently expected to be delivered and ready for tenant improvements in the second quarter of 2020. As of the date of this report, the office component of the project is 60% pre-leased.

Future Development Pipeline

As of March 31, 2019, our future development pipeline included four future projects located in San Diego County and the San Francisco Bay Area with an aggregate cost basis of approximately $665.8 million at which we believe we could develop more than 4.0 million rentable square feet for a total estimated investment of approximately $3.5 billion to $5.0 billion, depending on successfully obtaining entitlements and market conditions.

The following table sets forth information about our future development pipeline.

Future Development Pipeline	Location	Approx. Developable Square Feet / Resi Units (1)	Total Costs as of 3/31/2019 ($ in millions)(2)

San Diego County
2100 Kettner	Little Italy	175,000 - 200,000	$26.9
Santa Fe Summit – Phases II and III	56 Corridor	600,000 - 650,000	80.0
San Francisco Bay Area
Kilroy Oyster Point - Phase II - IV	South San Francisco	1,750,000 - 1,900,000	295.4
Flower Mart	SOMA	TBD	263.5
TOTAL:			$665.8
________________________

(1)
The developable square feet and scope of projects could change materially from estimated data provided due to one or more of the following: any significant changes in the economy, market conditions, our markets, tenant requirements and demands, construction costs, new supply, regulatory and entitlement processes or project design.

(2)	Represents cash paid and costs incurred, including accrued liabilities in accordance with GAAP, as of March 31, 2019.

Fluctuations in our development activities could cause fluctuations in the average development asset balances qualifying for interest and other carrying cost and internal cost capitalization in future periods. During the three months ended March 31, 2019 and 2018, we capitalized interest on in-process development projects and development pipeline projects with an average aggregate cost basis of approximately $1.9 billion and $1.3 billion, as it was determined these projects qualified for interest and other carrying cost capitalization under GAAP. For the three months ended March 31, 2019 and 2018, we capitalized $19.4 million and $13.6 million, respectively, of interest to our qualifying development projects. For the three months ended March 31, 2019 and 2018, we capitalized $6.6 million and $6.4 million, respectively, of internal costs to our qualifying development projects.

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

Incentive Compensation. Our Executive Compensation Committee determines compensation, including cash bonuses and equity incentives, for our executive officers. For 2019, the annual cash bonus program was structured to allow the Executive Compensation Committee to evaluate a variety of key quantitative and qualitative metrics at the end of the year and make a determination based on the Company’s and management’s overall performance. Our Executive Compensation Committee also grants equity incentive awards from time to time that include performance-based and/or market-measure based vesting requirements and/or time-based vesting requirements. As a result, accrued incentive compensation and compensation expense for future awards may be affected by our operating and development performance, financial results, stock price, performance against applicable performance-based vesting goals, market conditions, liquidity measures and other factors. Consequently, we cannot predict the amounts that will be recorded in future periods related to such incentive compensation.

As of March 31, 2019, there was approximately $73.8 million of total unrecognized compensation cost related to outstanding nonvested shares of restricted common stock and RSUs issued under share-based compensation arrangements. Those costs are expected to be recognized over a weighted-average period of 2.8 years. The $73.8 million of unrecognized compensation cost does not reflect the future compensation cost for any potential share-based awards that may be issued subsequent to March 31, 2019. Share-based compensation expense for outstanding and potential future awards could be affected by our operating and development performance, financial results, stock price, performance against applicable performance-based vesting goals, market conditions and other factors.

Information on Leases Commenced and Executed

Leasing Activity and Changes in Rental Rates. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following tables set forth certain information regarding leasing activity for our stabilized portfolio during the three months ended March 31, 2019.

For Leases Commenced

	1st & 2nd Generation (1)(2)					2nd Generation (1)(2)
	Number of Leases (3)		Rentable Square Feet (3)		Retention Rates (4)	TI/LC per Sq. Ft. (5)	TI/LC per Sq. Ft. / Year	Changes in Rents (6)(7)	Changes in Cash Rents (8)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Three Months Ended March 31, 2019	12	16	222,613	158,622	23.1%	$30.01	$5.14	28.1%	11.1%	70

For Leases Executed (9)

	1st & 2nd Generation (1)(2)				2nd Generation (1)(2)
	Number of Leases (3)		Rentable Square Feet (3)		TI/LC per Sq. Ft. (5)	TI/LC per Sq. Ft. / Year	Changes in Rents (6)(7)	Changes in Cash Rents (8)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Three Months Ended March 31, 2019	10	16	44,748	158,622	$29.46	$5.20	50.1%	34.1%	68
________________________

(1)	Includes 100% of consolidated property partnerships.

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

(7)
Excludes commenced leases of approximately 97,832 rentable square feet for the three months ended March 31, 2019, for which the space was vacant longer than one year or being leased for the first time. Space vacant for more than one year is excluded from our change in rents calculations to provide a more meaningful market comparison.

(8)
Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. Excludes leases for which the space was vacant longer than one year or vacant when the property was acquired.

(9)	For the three months ended March 31, 2019, 9 leases totaling 37,258 rentable square feet were signed but not commenced as of March 31, 2019.

As of March 31, 2019, we believe that the weighted average cash rental rates for our total stabilized portfolio are approximately 20% below the current average market rental rates. Individual properties within any particular submarket presently may be leased either above, below, or at the current market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our portfolio.

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

Scheduled Lease Expirations. The following tables set forth certain information regarding our lease expirations for our stabilized portfolio for the remainder of 2019 and the next five years and by region for the remainder of 2019 and in 2020.

Lease Expirations (1)

Year of Lease Expiration	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (2)(3)	% of Total Annualized Base Rent (2)	Annualized Base Rent per Sq. Ft. (2)
				(in thousands)
Remainder of 2019 (4)	69	855,656	7.2%	$42,896	7.6%	$50.13
2020	95	1,349,815	11.2%	56,795	10.1%	42.08
2021	85	916,833	7.6%	39,589	6.9%	43.18
2022	52	637,258	5.4%	27,392	4.7%	42.98
2023	72	1,272,018	10.7%	66,431	11.6%	52.22
2024	49	950,595	7.9%	45,087	7.9%	47.43
Total	422	5,982,175	50.0%	$278,190	48.8%	$46.50

Year (4)	Region	# of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (2)(3)	% of Total Annualized Base Rent (2)	Annualized Rent per Sq. Ft. (2)
2019	Greater Los Angeles	38	178,406	1.5%	$6,848	1.2%	$38.38
	Orange County	4	72,897	0.6%	3,102	0.5%	42.55
	San Diego	9	55,141	0.5%	2,141	0.4%	38.83
	San Francisco Bay Area	12	522,791	4.4%	29,925	5.3%	57.24
	Greater Seattle	6	26,421	0.2%	880	0.2%	33.31
	Total	69	855,656	7.2%	$42,896	7.6%	$50.13

2020	Greater Los Angeles	52	464,321	3.9%	$18,621	3.3%	$40.10
	Orange County	5	38,526	0.3%	1,238	0.2%	32.13
	San Diego	14	254,962	2.1%	10,153	1.8%	39.82
	San Francisco Bay Area	20	503,283	4.2%	24,222	4.3%	48.13
	Greater Seattle	4	88,723	0.7%	2,561	0.5%	28.87
	Total	95	1,349,815	11.2%	$56,795	10.1%	$42.08
________________________

(1)
For leases that have been renewed early with existing tenants, the expiration date and annualized base rent information presented takes into consideration the renewed lease terms. Excludes leases not commenced as of March 31, 2019, space leased under month-to-month leases, storage leases, vacant space and future lease renewal options not executed as of March 31, 2019.

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

(3)	Includes 100% of annualized base rent of consolidated property partnerships.

(4)	Adjusting for leases executed as of March 31, 2019 but not yet commenced, the remaining 2019 expirations would be reduced by 549,078 square feet.

In addition to the 1.0 million rentable square feet, or 7.5%, of currently available space in our stabilized portfolio, leases representing approximately 7.2% and 11.2% of the occupied square footage of our stabilized portfolio are scheduled to expire during the remainder of 2019 and in 2020, respectively. The leases scheduled to expire during the remainder of 2019 and in 2020 represent approximately 2.2 million rentable square feet or 17.7% of our total annualized base rental revenue. Individual properties within any particular submarket presently may be leased either above, below, or at the current quoted market rates within that submarket. Our ability to re-lease available space depends upon both general market conditions and the market conditions in the specific regions in which individual properties are located.

For the approximately 0.9 million rentable square feet or 7.6% of our total annualized base rental revenue scheduled to expire during the remainder of 2019, we believe that the weighted average cash rental rates are approximately 25% below market.

For the approximately 1.3 million rentable square feet or 10.1% of our total annualized base rental revenue scheduled to expire in 2020 we believe that the weighted average cash rental rates are overall approximately 20% below current average market rental rates, primarily due to our Greater Seattle and San Francisco Bay Area submarkets where we currently believe these expiring leases are approximately 30% below market and 35% below market, respectively.

Stabilized Portfolio Information

As of March 31, 2019, our stabilized portfolio was comprised of 94 office properties encompassing an aggregate of approximately 13.2 million rentable square feet and 200 residential units at our residential tower in Hollywood, California. Our stabilized portfolio includes all of our properties with the exception of development and redevelopment properties currently committed for construction, under construction, or in the tenant improvement phase, undeveloped land and real estate assets held for sale. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We define properties in the tenant improvement phase as properties that we are developing or redeveloping where the project has reached cold shell condition and is ready for tenant improvements, which may require additional major base building construction before being placed in service. Projects in the tenant improvement phase are added to our stabilized portfolio once the project reaches the earlier of 95% occupancy or one year from the date of the cessation of major base building construction activities. Costs capitalized to construction in progress for development and redevelopment properties are transferred to land and improvements, buildings and improvements, and deferred leasing costs on our consolidated balance sheets as the historical cost of the property as the projects are placed in service.

We did not have any redevelopment properties or properties held for sale at March 31, 2019. Our stabilized portfolio also excludes our future development pipeline, which as of March 31, 2019 was comprised of four potential development sites, representing approximately 59 gross acres of undeveloped land on which we believe we have the potential to develop more than 4.0 million rentable square feet, depending upon economic conditions.

As of March 31, 2019, the following properties were excluded from our stabilized portfolio:

	Number of Properties/Projects	Estimated Rentable Square Feet (1)
In-process development projects - tenant improvement (2)	3	1,246,000
In-process development projects - under construction (3)	5	2,080,000
________________________

(1)	Estimated rentable square feet upon completion.

(2)	Includes 88,000 square feet of Production, Distribution, and Repair (“PDR”) space and 96,000 square feet of retail space.

(3)	In addition to the estimated office rentable square feet noted above, development projects under construction also include 801 residential units.

The following table reconciles the changes in the rentable square feet in our stabilized office portfolio of operating properties from March 31, 2018 to March 31, 2019:

	Number of Buildings	Rentable Square Feet
Total as of March 31, 2018	104	13,866,127
Acquisitions	1	110,030
Dispositions	(11)	(772,246)
Remeasurement	—	32,462
Total as of March 31, 2019 (1)	94	13,236,373
________________________

(1)
Includes four properties owned by consolidated property partnerships (see Note 1 “Organization, Ownership and Basis of Presentation” to our consolidated financial statements included in this report for additional information).

Occupancy Information

The following table sets forth certain information regarding our stabilized portfolio:

Region	Number of Buildings	Rentable Square Feet	Occupancy at (1)
			3/31/2019	12/31/2018	9/30/2018
Greater Los Angeles	33	3,956,497	95.6%	95.1%	94.7%
Orange County	1	271,556	90.3%	89.6%	89.6%
San Diego County	21	2,045,941	90.2%	89.3%	92.6%
San Francisco Bay Area	31	5,160,589	92.5%	96.4%	93.8%
Greater Seattle	8	1,801,790	88.8%	93.6%	91.5%
Total Stabilized Portfolio	94	13,236,373	92.5%	94.4%	93.5%

	Average Occupancy
	Three Months Ended, March 31
	2019	2018
Stabilized Portfolio(1)	93.1%	94.8%
Same Store Portfolio(2)	93.2%	94.9%
Residential Portfolio(3)	72.8%	83.0%
________________________

(1)	Occupancy percentages reported are based on our stabilized office portfolio as of the end of the period presented.

(2)
Occupancy percentages reported are based on office properties owned and stabilized as of January 1, 2018 and still owned and stabilized as of March 31, 2019 and exclude our residential tower. See discussion under “Results of Operations” for additional information.

(3)	Our residential portfolio consists of our 200-unit residential tower located in Hollywood, California.

Results of Operations

Net Operating Income

Management internally evaluates the operating performance and financial results of our stabilized portfolio based on Net Operating Income. We define “Net Operating Income” subsequent to the adoption of Topic 842 as consolidated operating revenues (rental income and other property income) less consolidated operating expenses (property expenses, real estate taxes and ground leases). Prior to the adoption of Topic 842 we defined Net Operating Income as consolidated operating revenues (rental income, tenant reimbursements and other property income) less consolidated operating expenses (property expenses, real estate taxes, provision for bad debts and ground leases).

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

Management further evaluates Net Operating Income by evaluating the performance from the following property groups:

•
Same Store Properties – includes the consolidated results of all of the properties that were owned and included in our stabilized portfolio for two comparable reporting periods, i.e., owned and included in our stabilized portfolio as of January 1, 2018 and still owned and included in the stabilized portfolio as of March 31, 2019, including our residential tower in Hollywood, California;

•
Development Properties – includes the results generated by our in-process and future development projects, including a project in the tenant improvement phase at which revenue recognition commenced in the fourth quarter of 2018.

•	Acquisition Properties – includes the results, from the dates of acquisition through the periods presented, for the four office buildings we acquired during 2018; and

•	Dispositions – includes the results of the 11 properties disposed of in the fourth quarter of 2018.

The following table sets forth certain information regarding the property groups within our stabilized office portfolio as of March 31, 2019:

Group	# of Buildings	Rentable Square Feet
Same Store Properties	90	12,980,793
Acquisition Properties	4	255,580
Total Stabilized Office Portfolio	94	13,236,373

Comparison of the Three Months Ended March 31, 2019 to the Three Months Ended March 31, 2018

The following table summarizes our Net Operating Income, as defined, for our total portfolio for the three months ended March 31, 2019 and 2018.

	Three Months Ended, March 31		Dollar Change	Percentage Change
	2019	2018
	($ in thousands)
Reconciliation of Net Income Available to Common Stockholders to Net Operating Income, as defined:
Net Income Available to Common Stockholders	$36,903	$36,246	$657	1.8%
Net income attributable to noncontrolling common units of the Operating Partnership	700	751	(51)	(6.8)%
Net income attributable to noncontrolling interests in consolidated property partnerships	4,191	3,974	217	5.5%
Net income	$41,794	$40,971	$823	2.0%
Unallocated expense (income):
General and administrative expenses	23,341	15,559	7,782	50.0%
Leasing costs	1,757	—	1,757	100.0%
Depreciation and amortization	66,135	62,715	3,420	5.5%
Interest income and other net investment gain	(1,828)	(34)	(1,794)	5,276.5%
Interest expense	11,243	13,498	(2,255)	(16.7)%
Net Operating Income, as defined	$142,442	$132,709	$9,733	7.3%

The following tables summarize our Net Operating Income, as defined, for our total portfolio for the three months ended March 31, 2019 and 2018.

	Three Months Ended, March 31
	2019					2018
	Same Store	Develop-ment	Acquisi-tions	Disposi-tions	Total	Same Store	Develop-ment	Acquisi-tions	Disposi-tions	Total
	(in thousands)
Operating revenues:
Rental income	$184,259	$8,036	$7,087	$—	$199,382	$155,886	$—	$1,158	$5,827	$162,871
Tenant reimbursements	—	—	—	—	—	17,578	—	240	1,332	19,150
Other property income	1,752	68	—	—	1,820	768	—	—	33	801
Total	186,011	8,104	7,087	—	201,202	174,232	—	1,398	7,192	182,822
Property and related expenses:
Property expenses	36,511	1,021	617	—	38,149	30,164	42	116	1,349	31,671
Real estate taxes	16,630	1,212	797	—	18,639	15,989	170	176	811	17,146
Provision for bad debts	—	—	—	—	—	(285)	—	—	20	(265)
Ground leases	1,972	—	—	—	1,972	1,561	—	—	—	1,561
Total	55,113	2,233	1,414	—	58,760	47,429	212	292	2,180	50,113
Net Operating Income, as defined	$130,898	$5,871	$5,673	$—	$142,442	$126,803	$(212)	$1,106	$5,012	$132,709

	Three Months Ended March 31, 2019 as compared to the Three Months Ended March 31, 2018
	Same Store		Development		Acquisitions		Dispositions		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income	$28,373	18.2%	$8,036	100.0%	$5,929	512.0%	$(5,827)	(100.0)%	$36,511	22.4%
Tenant reimbursements	(17,578)	(100.0)%	—	—%	(240)	(100.0)%	(1,332)	(100.0)%	(19,150)	(100.0)%
Other property income	984	128.1%	68	100.0%	—	—%	(33)	(100.0)%	1,019	127.2%
Total	11,779	6.8%	8,104	100.0%	5,689	406.9%	(7,192)	(100.0)%	18,380	10.1%
Property and related expenses:
Property expenses	6,347	21.0%	979	NM*	501	431.9%	(1,349)	(100.0)%	6,478	20.5%
Real estate taxes	641	4.0%	1,042	612.9%	621	352.8%	(811)	(100.0)%	1,493	8.7%
Provision for bad debts	285	(100.0)%	—	—%	—	—%	(20)	(100.0)%	265	(100.0)%
Ground leases	411	26.3%	—	—%	—	—%	—	—%	411	26.3%
Total	7,684	16.2%	2,021	953.3%	1,122	384.2%	(2,180)	(100.0)%	8,647	17.3%
Net Operating Income, as defined	$4,095	3.2%	$6,083	NM*	$4,567	412.9%	$(5,012)	(100.0)%	$9,733	7.3%
________________________

*	Percentage not meaningful.

The Company adopted Topic 842 on January 1, 2019 which resulted in rental revenues, tenant reimbursements, provision for/recoveries of bad debts, and lease termination fees being presented as one single component in rental income. The presentation changes required by Topic 842 were adopted prospectively with no restatement of previously reported periods required.

Net Operating Income increased $9.7 million, or 7.3%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 resulting from:

•	An increase of $4.1 million attributable to the Same Store Properties driven by the following activity:

•	An increase in total operating revenues of $11.8 million primarily due to:

•	$4.5 million increase from new leases and renewals at higher rates primarily in the San Francisco Bay Area and Greater Los Angeles regions;

•	$6.4 million increase in tenant reimbursement component of rental income due to the following:

•
$2.8 million increase due to the adoption of Topic 842 on January 1, 2019, resulting in the gross-up of tenant direct billbacks, which were previously presented net in property expenses. These billbacks are also included in property expenses and have no net impact on net operating income;

•	$1.4 million increase due to tenant recoveries of the new Proposition C gross receipts tax for San Francisco effective January 1, 2019;

•
$1.0 million increase due to higher recoveries of recurring expenses related to utilities, security, contract services, janitorial, repairs and maintenance, and various other recurring expenses at certain properties;

•	$0.7 million increase due to new triple net tenants in the Greater Seattle region, which replaced prior year base year tenants;

•	$0.5 million increase due to lower abated tenant reimbursements as compared to the prior year, as well as increased tenant reimbursements due to tenants with 2018 base years;

•	$2.9 million net increase primarily due to an increase of $3.5 million related to the the improved credit quality of a tenant for which the Company recorded a bad debt reserve in 2018;

•	$1.1 million increase primarily due to early lease termination fees for one tenant in the San Francisco Bay Area; partially offset by

•
$3.1 million decrease primarily due to a San Diego County tenant’s lease expiring in the third quarter of 2018 and early lease terminations for three tenants in the San Francisco Bay Area in the fourth quarter of 2018;

•	An increase in property and related expenses of $7.7 million primarily due to the following:

•	$6.3 million increase in property expenses primarily due to the following:

•
$2.8 million increase due to the adoption of Topic 842 on January 1, 2019, resulting in the gross-up of tenant direct billbacks, which were previously presented net in property expenses. These billbacks are also included in operating revenues and have no net impact on net operating income;

•	$1.4 million increase due to the new Proposition C gross receipts tax in San Francisco passed through to tenants which became effective on January 1, 2019; and

•	$2.1 million increase in reimbursable expenses such as utilities, security, contract services, janitorial, repairs and maintenance, and various other recurring expenses;

•	$0.6 million increase in real estate taxes primarily due to the following:

•
$1.1 million increase due to higher supplemental taxes assessed in 2019 for the 2016 to 2019 tax years at one property, and lower estimated supplemental taxes in 2018 for the 2016 tax year for another property, both of which are located in the Greater Los Angeles region; partially offset by

•
$0.5 million decrease due to the adoption of Topic 842 on January 1, 2019, which resulted in property taxes related to our four ground leases where the Company is the lessee to be presented in ground lease expense; and

•
$0.4 million increase in ground leases primarily due to the adoption of Topic 842 on January 1, 2019, which resulted in property taxes related to properties where the Company is the lessee under a ground lease to be presented in ground lease expense.

•	An increase in Net Operating Income of $6.1 million attributable to the Development Properties;

•	An increase in Net Operating Income of $4.6 million attributable to the Acquisition Properties; and

•	A decrease in Net Operating Income of $5.0 million attributable to the Disposition Properties.

Other Expenses and Income

General and Administrative Expenses

General and administrative expenses increased by approximately $7.8 million, or 50.0%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to the following:

•	An increase of approximately $6.2 million due to higher cash compensation costs related to the growth of the company and higher stock compensation expense; and

•
An increase of $1.6 million attributable to compensation expense related to the mark-to-market adjustment for the Company’s deferred compensation plan. The compensation expense was offset by gains on the underlying marketable securities included in interest income and other net investment gain on our consolidated statements of operations.

Leasing Costs

Effective January 1, 2019, the Company adopted Topic 842 and expensed $1.8 million of indirect leasing costs. Amounts in prior periods were capitalized under previous guidance.

Depreciation and Amortization

Depreciation and amortization increased $3.4 million, or 5.5%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to the following:

•	An increase of $1.5 million attributable to the Same Store Properties;

•	An increase of $1.5 million attributable to the Development Properties;

•	An increase of $3.1 million attributable to the Acquisition Properties; and

•	A decrease of $2.7 million attributable to the Disposition Properties.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts/premiums and deferred financing cost amortization, and capitalized interest, including capitalized debt discounts/premiums and deferred financing cost amortization for the three months ended March 31, 2019 and 2018:

	Three Months Ended, March 31
	2019	2018	Dollar Change	Percentage Change
	(in thousands)
Gross interest expense	$30,680	$27,080	$3,600	13.3%
Capitalized interest and deferred financing costs	(19,437)	(13,582)	(5,855)	43.1%
Interest expense	$11,243	$13,498	$(2,255)	(16.7)%

Gross interest expense, before the effect of capitalized interest and deferred financing costs, increased $3.6 million, or 13.3%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 due to an increase in our average debt balance for the three months ended March 31, 2019.

Capitalized interest and deferred financing costs increased $5.9 million, or 43.1%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to an increase in the average development asset balances qualifying for interest capitalization during the three months ended March 31, 2019. During the three months ended March 31, 2019 and 2018, we capitalized interest on in-process development projects and future development pipeline projects with an average aggregate cost basis of approximately $1.9 billion and $1.3 billion, respectively.

Net Income Attributable to Noncontrolling Interests in Consolidated Property Partnerships

Net income attributable to noncontrolling interests in consolidated property partnerships increased by $0.2 million or 5.5% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to higher occupancy at one property held in a property partnership in 2019. The amounts reported for the three months ended March 31, 2019 and 2018 are comprised of the noncontrolling interests’ share of net income for 100 First Street Member, LLC (“100 First LLC”), 303 Second Street Member (“303 Second LLC”) and Redwood City Partners, LLC (“Redwood LLC”).

Liquidity and Capital Resources of the Company

In this “Liquidity and Capital Resources of the Company” section, the term the “Company” refers only to Kilroy Realty Corporation on an unconsolidated basis and excludes the Operating Partnership and all other subsidiaries.

The Company’s business is operated primarily through the Operating Partnership. Distributions from the Operating Partnership are the Company’s primary source of capital. The Company believes the Operating Partnership’s sources of working capital, specifically its cash flow from operations and borrowings available under its unsecured revolving credit facility and funds from its capital recycling program, including strategic ventures, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its common stockholders for the next twelve months. Cash flows from operating activities generated by the Operating Partnership for the three months ended March 31, 2019 were sufficient to cover the Company’s payment of cash dividends to its stockholders. However, there can be no assurance that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distributions to the Company. The unavailability of capital could adversely affect the Operating Partnership’s ability to make distributions to the Company, which would in turn, adversely affect the Company’s ability to pay cash dividends to its stockholders.

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

The Company intends to continue to make, but has not committed to make, regular quarterly cash distributions to common stockholders, and through the Operating Partnership, common unitholders from the Operating Partnership’s cash flow from operating activities. All such distributions are at the discretion of the Board of Directors. As the Company intends to maintain distributions at a level sufficient to meet the REIT distribution requirements and minimize its obligation to pay income and excise taxes, it will continue to evaluate whether the current levels of distribution are sufficient to do so throughout 2019. In addition, in the event the Company is unable to identify and complete the acquisition of suitable replacement properties to effect Section 1031 Exchanges or is unable to successfully complete Section 1031 Exchanges to defer some or all of the taxable gains related to property dispositions, the Company may elect to distribute a special dividend to its common stockholders and common unitholders in order to minimize or eliminate income taxes on such gains. The Company considers market factors and its performance in addition to REIT requirements in determining its distribution levels. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which is consistent with the Company’s intention to maintain its qualification as a REIT. Such investments may include, for example, obligations of the Government National Mortgage Association, other governmental agency securities, certificates of deposit, and interest-bearing bank deposits.

On February 12, 2019, the Board of Directors declared a regular quarterly cash dividend of $0.455 per share of common stock. The regular quarterly cash dividend is payable to stockholders of record on March 29, 2019 and a corresponding cash distribution of $0.455 per Operating Partnership unit is payable to holders of the Operating Partnership’s common limited partnership interests of record on March 29, 2019, including those owned by the Company. The total cash quarterly dividends and distributions paid on April 17, 2019 were $46.9 million.

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

Capitalization

As of March 31, 2019, our total debt as a percentage of total market capitalization was 27.9%, which was calculated based on the closing price per share of the Company’s common stock of $75.96 on March 31, 2019 as shown in the following table:

	Shares/Units at March 31, 2019	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
	($ in thousands)
Debt: (1)
Unsecured Line of Credit		$185,000	1.7%
Unsecured Term Loan Facility		150,000	1.4%
Unsecured Senior Notes due 2023		300,000	2.8%
Unsecured Senior Notes due 2024		425,000	3.9%
Unsecured Senior Notes due 2025		400,000	3.7%
Unsecured Senior Notes Series A & B due 2026		250,000	2.3%
Unsecured Senior Notes due 2028		400,000	3.7%
Unsecured Senior Notes due 2029		400,000	3.7%
Unsecured Senior Notes Series A & B due 2027 & 2029		250,000	2.3%
Secured debt		260,882	2.4%
Total debt		$3,020,882	27.9%
Equity and Noncontrolling Interest in the Operating Partnership: (2)
Common limited partnership units outstanding (3)	2,023,287	$153,689	1.4%
Common shares outstanding (4)	100,967,024	7,669,455	70.7%
Total equity and noncontrolling interest in the Operating Partnership		$7,823,144	72.1%
Total Market Capitalization		$10,844,026	100.0%
________________________

(1)
Represents gross aggregate principal amount due at maturity before the effect of the following at March 31, 2019: $16.7 million of unamortized deferred financing costs on the unsecured term loan facility, unsecured senior notes, and secured debt and $6.4 million of unamortized discounts for the unsecured senior notes.

(2)	Value based on closing price per share of our common stock of $75.96 as of March 31, 2019.

(3)	Includes common units of the Operating Partnership not owned by the Company; does not include noncontrolling interests in consolidated property partnerships.

(4)	Shares of common stock outstanding exclude 6,201,204 shares of common stock sold under forward equity sale agreements that remain to be settled as of the date of this report.

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

Liquidity Sources

Unsecured Revolving Credit Facility and Term Loan Facility

The following table summarizes the balance and terms of our unsecured revolving credit facility as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(in thousands)
Outstanding borrowings	$185,000	$45,000
Remaining borrowing capacity	565,000	705,000
Total borrowing capacity (1)	$750,000	$750,000
Interest rate (2)	3.50%	3.48%
Facility fee-annual rate (3)	0.200%
Maturity date	July 2022
________________________

(1)
We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $600.0 million under an accordion feature under the terms of the unsecured revolving credit facility and unsecured term loan facility.

(2)	Our unsecured revolving credit facility interest rate was calculated based the contractual rate of LIBOR plus 1.000% as of March 31, 2019 and December 31, 2018.

(3)
Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of March 31, 2019 and December 31, 2018, $4.4 million and $4.7 million of unamortized deferred financing costs, respectively, which are included in prepaid expenses and other assets, net on our consolidated balance sheets, remained to be amortized through the maturity date of our unsecured revolving credit facility.

We intend to borrow under the unsecured revolving credit facility as necessary for general corporate purposes, to finance development and redevelopment expenditures, to fund potential acquisitions and to potentially repay long-term debt.

The following table summarizes the balance and terms of our unsecured term loan facility as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(in thousands)
Outstanding borrowings	$150,000	$150,000
Remaining borrowing capacity	—	—
Total borrowing capacity (1)	$150,000	$150,000
Interest rate (2)	3.60%	3.49%
Undrawn facility fee-annual rate (3)	0.200%
Maturity date	July 2022
________________________

(1)
As of March 31, 2019 and December 31, 2018, $0.8 million and $0.9 million of unamortized deferred financing costs, respectively, remained to be amortized through the maturity date of our unsecured term loan facility.

(2)	Our unsecured term loan facility interest rate was calculated based on the contractual rate of LIBOR plus 1.100% as of March 31, 2019 and December 31, 2018.

(3)	Prior to borrowing the full capacity of our unsecured term loan facility, the undrawn facility fee was calculated based on any unused borrowing capacity and was paid on a quarterly basis.

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

We currently anticipate that, for the remainder of 2019, we could raise additional capital through our dispositions program ranging from approximately $150 million to $350 million. However, any potential future disposition transactions and the timing of any potential future capital recycling transactions will depend on market conditions and other factors, including but not limited to our capital needs and our ability to defer some or all of the taxable gains on the sales. In addition, we cannot assure you that we will dispose of any additional properties, or that we will be able to identify and complete the acquisitions of suitable replacement properties to effect Section 1031 Exchanges to defer some or all of the taxable gains related to our capital recycling program.

At-The-Market Stock Offering Program

Under our at-the-market stock offering program, which commenced in June 2018, we may offer and sell shares of our common stock having an aggregate gross sales price up to $500.0 million from time to time in “at-the-market” offerings. In connection with the at-the-market program, the Company may enter into forward equity sale agreements with certain financial institutions acting as forward purchasers whereby, at our discretion, the forward purchasers may borrow and sell shares of our common stock under our at-the-market program. The use of a forward equity sale agreement allows the Company to lock in a share price on the sale of shares of our common stock at the time the agreement is executed but defer settling the forward equity sale agreements and receiving the proceeds from the sale of shares until a later date.

During the three months ended March 31, 2019, we executed 12-month forward equity sale agreements with financial institutions acting as forward purchasers under our at-the-market stock offering program to sell 875,494 shares of common stock at a weighted average sales price of $75.75 per share before underwriting discounts, commissions and offering expenses. The Company did not receive any proceeds from the sale of its common shares by the forward purchasers. The Company currently expects to fully physically settle the forward equity sale agreements and receive cash proceeds upon one or more settlement dates, at the Company’s discretion, prior to the final settlement dates under the forward equity sale agreements in March and April 2020, in which case we expect to receive aggregate net cash proceeds at settlement equal to the number of shares specified in such forward equity sale agreement multiplied by the relevant forward price per share. The weighted average forward sale price that we expect to receive upon physical settlement of the agreements will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers’ stock borrowing costs and (iii) scheduled dividends during the term of the agreements. We have not settled any portion of these forward equity sale agreements as of the date of this filing. Upon physical settlement, the Company will contribute the net proceeds from the issuance of shares of our common stock to the Operating Partnership in exchange for an equal number of units in the Operating Partnership.

Since commencement of the program, we have completed sales of 447,466 shares of common stock through March 31, 2019 and 875,494 shares have been sold by forward purchasers under forward equity sale agreements, which have not been settled as of the date of this filing. We did not settle any forward sales of common stock under our at-the-market program during the three months ended March 31, 2019 and as of March 31, 2019, approximately $399.9 million remains available to be sold under this program. Actual future sales will depend upon a variety of factors, including but not limited to, market conditions, the trading price of the Company’s common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

In April 2019, financial institutions acting as forward purchasers under our at-the-market stock offering program sold an additional 325,710 shares of common stock at a weighted average sales price of $76.39 per share before underwriting discounts, commissions and offering expenses. The Company did not receive any proceeds from the sale of its common shares by the forward purchasers. As of the date of this report, approximately $375.0 million remains available to be sold under this program.

Forward Equity Sale Agreements

In August 2018, the Company entered into forward equity sale agreements with certain financial institutions acting as forward purchasers in connection with an offering of 5,000,000 shares of common stock at an initial gross offering price of $360.5 million, or $72.10 per share, before underwriting discounts, commissions and offering expenses. The forward purchasers borrowed and sold an aggregate of 5,000,000 shares of common stock in the offering. The Company did not receive any proceeds from the sale of its shares of common stock by the forward purchasers at the time of the offering. The Company currently expects to fully physically settle the forward sale agreements and receive cash proceeds upon one or more settlement dates, at the Company’s discretion, prior to the final settlement date under the forward sale agreements of August 1, 2019, in which case we expect to receive aggregate net cash proceeds at settlement equal to the number of shares specified in such forward equity sale agreement multiplied by the relevant forward price per share. The forward sale price that we expect to receive upon physical settlement of the agreements, which was initially $71.68 per share, will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers’ stock borrowing costs and (iii) scheduled dividends during the term of the forward equity sale agreements. We have not settled any portion of these forward equity sale agreements as of the date of this filing. Upon physical settlement, the Company will contribute the net proceeds from the issuance of shares of our common stock to the Operating Partnership in exchange for an equal number of units in the Operating Partnership.

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

Unsecured and Secured Debt

The aggregate principal amount of the unsecured debt and secured debt of the Operating Partnership outstanding as of March 31, 2019 was as follows:

Aggregate Principal Amount Outstanding
(in thousands)
Unsecured Line of Credit	$185,000
Unsecured Term Loan Facility	150,000
Unsecured Senior Notes due 2023	300,000
Unsecured Senior Notes due 2024	425,000
Unsecured Senior Notes due 2025	400,000
Unsecured Senior Notes Series A & B due 2026	250,000
Unsecured Senior Notes due 2028	400,000
Unsecured Senior Notes due 2029	400,000
Unsecured Senior Notes Series A & B due 2027 & 2029	250,000
Secured Debt	260,882
Total Unsecured and Secured Debt	$3,020,882
Less: Unamortized Net Discounts and Deferred Financing Costs (1)	(23,121)
Total Debt, Net	$2,997,761
________________________

(1)
Includes $16.7 million of unamortized deferred financing costs of unamortized deferred financing costs on the unsecured term loan facility, unsecured senior notes, and secured debt and $6.4 million of unamortized discounts for the unsecured senior notes. Excludes unamortized deferred financing costs on the unsecured revolving credit facility.

Debt Composition

The composition of the Operating Partnership’s aggregate debt balances between secured and unsecured and fixed-rate and variable-rate debt as of March 31, 2019 and December 31, 2018 was as follows:

	Percentage of Total Debt (1)		Weighted Average Interest Rate(1)
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Secured vs. unsecured:
Unsecured (2)	91.4%	88.6%	4.0%	4.0%
Secured	8.6%	11.4%	3.9%	4.4%
Variable-rate vs. fixed-rate:
Variable-rate	11.1%	6.6%	3.5%	3.5%
Fixed-rate (2)	88.9%	93.4%	4.1%	4.1%
Stated rate (2)			4.0%	4.1%
GAAP effective rate (3)			4.0%	4.0%
GAAP effective rate including debt issuance costs			4.2%	4.2%
________________________

(1)	As of the end of the period presented.

(2)	Excludes the impact of the amortization of any debt discounts/premiums and deferred financing costs.

(3)	Includes the impact of the amortization of any debt discounts/premiums, excluding deferred financing costs.

Liquidity Uses

Contractual Obligations

Refer to our 2018 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside of the ordinary course of business, to these contractual obligations during the three months ended March 31, 2019.

Other Liquidity Uses

Development

As of March 31, 2019, we had five development projects under construction.  These projects have a total estimated investment of approximately $2.2 billion of which we have incurred approximately $958.9 million and committed an additional $940.0 million as of March 31, 2019, of which $330.0 million is expected to be spent through the end of 2019. In addition, as of March 31, 2019, we had three development projects in the tenant improvement phase. These projects have a total estimated investment of approximately $955.0 million of which we have incurred approximately $841.9 million and committed an additional $110.0 million as of March 31, 2019, of which $73.0 million is expected to be spent through the end of 2019. Furthermore, we currently believe we may spend up to $75.0 million on future development pipeline projects that we expect we may commence construction on throughout the remainder of 2019.  Ultimate timing of these expenditures may fluctuate given construction progress and leasing status of the projects.  We expect that any material additional development activities will be funded with borrowings under the unsecured revolving credit facility, the public or private issuance of debt or equity securities, the disposition of assets under our capital recycling program, or strategic venture opportunities.

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

Debt Maturities

We believe our conservative leverage and staggered debt maturities provide us with financial flexibility and enhance our ability to obtain additional sources of liquidity if necessary, and, therefore, we believe we are well-positioned to refinance or repay maturing debt and to pursue our strategy of seeking attractive acquisition opportunities, which we may finance, as necessary, with future public and private issuances of debt and equity securities. However, we can provide no assurance that we will have access to the public or private debt or equity markets in the future on favorable terms or at all. On February 11, 2019, the Company repaid at par a secured mortgage note payable due in June 2019 for $74.3 million. Our next debt maturities occur in July 2022.

Share Repurchases

On February 23, 2016, the Company’s Board of Directors approved a 4,000,000 share increase to the Company’s existing share repurchase program bringing the total current repurchase authorization to 4,988,025 shares. As of March 31, 2019, 4,935,826 shares remain eligible for repurchase under the Company’s share repurchase program. Under this program, repurchases may be made in open market transactions at prevailing prices or through privately negotiated transactions. We may elect to repurchase shares of our common stock under this program in the future depending upon various factors, including market conditions, the trading price of our common stock and our other uses of capital. This program does not have a termination date and repurchases may be discontinued at any time. We intend to fund repurchases, if any, primarily with the proceeds from property dispositions.

Other Potential Future Liquidity Uses

The amounts we incur for tenant improvements and leasing costs depend on actual leasing activity. Tenant improvements and leasing costs generally fluctuate in any given period depending on factors such as the type and condition of the property, the term of the lease, the type of the lease, the involvement of external leasing agents, and overall market conditions. Capital expenditures may fluctuate in any given period subject to the nature, extent and timing of improvements required to maintain our properties.

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

Debt Covenants

The unsecured revolving credit facility, unsecured term loan facility, unsecured term loan, unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key existing financial covenants and their covenant levels include:

Unsecured Credit and Term Loan Facility and Private Placement Notes (as defined in the applicable Credit Agreements):	Covenant Level	Actual Performance as of March 31, 2019
Total debt to total asset value	less than 60%	29%
Fixed charge coverage ratio	greater than 1.5x	3.3x
Unsecured debt ratio	greater than 1.67x	3.14x
Unencumbered asset pool debt service coverage	greater than 1.75x	4.22x

Unsecured Senior Notes due 2023, 2024, 2025, 2028 and 2029 (as defined in the applicable Indentures):
Total debt to total asset value	less than 60%	34%
Interest coverage	greater than 1.5x	10.2x
Secured debt to total asset value	less than 40%	3%
Unencumbered asset pool value to unsecured debt	greater than 150%	293%

The Operating Partnership was in compliance with all of its debt covenants as of March 31, 2019. Our current expectation is that the Operating Partnership will continue to meet the requirements of its debt covenants in both the short and long term. However, in the event of an economic slowdown or continued volatility in the credit markets, there is no certainty that the Operating Partnership will be able to continue to satisfy all of the covenant requirements.

Consolidated Historical Cash Flow Summary

The following summary discussion of our consolidated historical cash flow is based on the consolidated statements of cash flows in Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow for the periods presented below. Changes in our cash flow include changes in cash and cash equivalents and restricted cash. Our historical cash flow activity for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 is as follows:

	Three Months Ended March 31,
	2019	2018	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$99,790	$94,109	$5,681	6.0%
Net cash used in investing activities	(213,532)	(247,655)	34,123	(13.8)%
Net cash (used in) provided by financing activities	(1,299)	139,817	(141,116)	(100.9)%

Operating Activities

Our cash flows from operating activities depends on numerous factors including the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, the level of operating expenses, the impact of property acquisitions, completed development projects and related financing activities, and other general and administrative costs. Our net cash provided by operating activities decreased by $5.7 million, or 6.0%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to free rent periods for several tenants during the three months ended March 31, 2019. See additional information under the caption “—Results of Operations.”

Investing Activities

Our cash flows from investing activities is generally used to fund development and operating property acquisitions, expenditures for development projects, and recurring and nonrecurring capital expenditures for our operating properties, net of proceeds received from dispositions of real estate assets. Our net cash used in investing activities decreased by $34.1 million, or 13.8%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 as the Company did not complete any acquisition during the three months ended March 31, 2019 compared to $111.0 million of expenditures for acquisitions during the three months ended March 31, 2018, partially offset by approximately $70.3 million of higher development expenditures during the three months ended March 31, 2019.

Financing Activities

Our cash flows from financing activities is principally impacted by our capital raising activities, net of dividends and distributions paid to common and preferred security holders. During the three months ended March 31, 2019, we had net cash used in financing activities of $1.3 million compared to net cash provided by financing activities of $139.8 million during the three months ended March 31, 2018. The change was primarily due to the repayment of a $74.9 million mortgage note during the three months ended March 31, 2019 compared to $120.0 million of borrowings on unsecured debt during the three months ended March 31, 2018.

Off-Balance Sheet Arrangements

As of March 31, 2019 and as of the date this report was filed, we did not have any off-balance sheet transactions, arrangements or obligations, including contingent obligations.

Non-GAAP Supplemental Financial Measure: Funds From Operations (“FFO”)

We calculate FFO in accordance with the 2018 Restated White Paper on FFO approved by the Board of Governors of NAREIT. The White Paper defines FFO as net income or loss calculated in accordance with GAAP, excluding extraordinary items, as defined by GAAP, gains and losses from sales of depreciable real estate and impairment write-downs associated with depreciable real estate, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustment for unconsolidated partnerships and joint ventures. Our calculation of FFO includes the amortization of deferred revenue related to tenant-funded tenant improvements and excludes the depreciation of the related tenant improvement assets. We also add back net income attributable to noncontrolling common units of the Operating Partnership because we report FFO attributable to common stockholders and common unitholders.

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

The following table presents our FFO for the three months ended March 31, 2019 and 2018:

	Three Months Ended, March 31
	2019	2018
	(in thousands)
Net income available to common stockholders	$36,903	$36,246
Adjustments:
Net income attributable to noncontrolling common units of the Operating Partnership	700	751
Net income attributable to noncontrolling interests in consolidated property partnerships	4,191	3,974
Depreciation and amortization of real estate assets	64,971	61,677
Funds From Operations attributable to noncontrolling interests in consolidated property partnerships	(6,953)	(6,363)
Funds From Operations (1)(2)	$99,812	$96,285
________________________

(1)	Reported amounts are attributable to common stockholders, common unitholders and restricted stock unitholders.

(2)
FFO available to common stockholders and unitholders includes amortization of deferred revenue related to tenant-funded tenant improvements of $3.8 million and $4.3 million for the three months ended March 31, 2019 and 2018, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about our market risk is disclosed in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and is incorporated herein by reference. There have been no material changes for the three months ended March 31, 2019, to the information provided in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2019, the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes that occurred during the quarter covered by this report in the Company’s internal control over financial reporting identified in connection with the evaluation referenced above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As required by SEC Rule 13a-15(b), the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of its general partner, of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2019, the end of the period covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of its general partner concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes that occurred during the quarter covered by this report in the Operating Partnership’s internal control over financial reporting identified in connection with the evaluation referenced above that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We and our properties are subject to routine litigation incidental to our business. These matters are generally covered by insurance. As of March 31, 2019, we are not a defendant in, and our properties are not subject to, any legal proceedings that we believe, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors included in the Company’s and the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities: None.

(b) Use of Proceeds from Registered Securities: None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

The table below reflects our purchases of common stock during each of the three months in the three-month period ended
March 31, 2019.

Period	Total Number of Shares of Stock Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs
January 1, 2019 - January 31, 2019	61,382	$66.25	—	—
February 1, 2019 - February 28, 2019	112,302	69.89	—	—
March 1, 2019 - March 31, 2019	1,520	74.91	—	—
Total	175,204	$68.66	—	—
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

10.1*†	Extension of Employment Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Jeffrey C. Hawken effective as of February 28, 2019

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty Corporation

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty Corporation

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty, L.P.

31.4*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty, L.P.

32.1*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty Corporation

32.2*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty Corporation

32.3*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty, L.P.

32.4*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty, L.P.

101.1
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to the Consolidated Financial Statements (unaudited).(1)

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 7, 2019.

KILROY REALTY CORPORATION

By:	/s/ John Kilroy
John Kilroy President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Tyler H. Rose
Tyler H. Rose Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Merryl E. Werber
Merryl E. Werber Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 7, 2019.

KILROY REALTY, L.P.

BY:	KILROY REALTY CORPORATION
Its general partner

	By:	/s/ John Kilroy
John Kilroy President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Tyler H. Rose
Tyler H. Rose Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Merryl E. Werber
Merryl E. Werber Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)