Form 10-Q
period 2019-09-30
KILROY REALTY CORP; Kilroy Realty, L.P.
filed 2019-10-25
CIK 1025996, 1493976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Kilroy Realty Corporation Yes  ☐     No   ☑
Kilroy Realty, L.P. Yes  ☐     No   ☑
As of October 18, 2019, 106,011,916 shares of Kilroy Realty Corporation common stock, par value $.01 per share, were outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2019 of Kilroy Realty Corporation and Kilroy Realty, L.P. Unless stated otherwise or the context otherwise requires, references to “Kilroy Realty Corporation” or the “Company,” “we,” “our,” and “us” mean Kilroy Realty Corporation, a Maryland corporation, and its controlled and consolidated subsidiaries, and references to “Kilroy Realty, L.P.” or the “Operating Partnership” mean Kilroy Realty, L.P., a Delaware limited partnership and its controlled and consolidated subsidiaries.
The Company is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of September 30, 2019, the Company owned an approximate 98.1% common general partnership interest in the Operating Partnership. The remaining approximate 1.9% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of the Company. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions, and refinancings and cause changes in its line of business, capital structure and distribution policies.
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
QUARTERLY REPORT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY CORPORATION

KILROY REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share data)

	September 30, 2019	December 31, 2018
ASSETS
REAL ESTATE ASSETS:
Land and improvements	$1,315,448	$1,160,138
Buildings and improvements	5,770,226	5,207,984
Undeveloped land and construction in progress	1,892,169	2,058,510
Total real estate assets held for investment	8,977,843	8,426,632
Accumulated depreciation and amortization	(1,505,785)	(1,391,368)
Total real estate assets held for investment, net	7,472,058	7,035,264
REAL ESTATE ASSETS AND OTHER ASSETS HELD FOR SALE, NET (Note 3)	77,751	—
CASH AND CASH EQUIVALENTS	297,620	51,604
RESTRICTED CASH	6,300	119,430
MARKETABLE SECURITIES (Note 12)	26,188	21,779
CURRENT RECEIVABLES, NET (Note 1)	34,116	20,176
DEFERRED RENT RECEIVABLES, NET (Note 1)	314,812	267,007
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Note 1)	202,063	197,574
RIGHT OF USE GROUND LEASE ASSETS (Notes 1 and 11)	83,200	—
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 4)	109,707	52,873
TOTAL ASSETS	$8,623,815	$7,765,707
LIABILITIES AND EQUITY
LIABILITIES:
Secured debt, net (Notes 5 and 12)	$259,027	$335,531
Unsecured debt, net (Notes 5 and 12)	3,048,209	2,552,070
Unsecured line of credit (Notes 5 and 12)	—	45,000
Accounts payable, accrued expenses and other liabilities	439,081	374,415
Ground lease liabilities (Notes 1 and 11)	87,617	—
Accrued dividends and distributions (Note 17)	53,205	47,559
Deferred revenue and acquisition-related intangible liabilities, net	134,828	149,646
Rents received in advance and tenant security deposits	57,428	60,225
Liabilities and deferred revenue of real estate assets held for sale (Note 3)	4,911	—
Total liabilities	4,084,306	3,564,446
COMMITMENTS AND CONTINGENCIES (Note 11)
EQUITY:
Stockholders’ Equity (Note 6):
Common stock, $.01 par value, 150,000,000 shares authorized, 106,011,916 and 100,746,988 shares issued and outstanding, respectively	1,060	1,007
Additional paid-in capital	4,342,296	3,976,953
Distributions in excess of earnings (Note 1)	(78,707)	(48,053)
Total stockholders’ equity	4,264,649	3,929,907
Noncontrolling Interests (Notes 1 and 7):
Common units of the Operating Partnership	81,393	78,991
Noncontrolling interests in consolidated property partnerships	193,467	192,363
Total noncontrolling interests	274,860	271,354
Total equity	4,539,509	4,201,261
TOTAL LIABILITIES AND EQUITY	$8,623,815	$7,765,707

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUES (Note 1)
Rental income	$212,321	$162,288	$609,332	$489,674
Tenant reimbursements	—	21,754	—	60,471
Other property income	3,204	2,520	7,887	6,311
Total revenues	215,525	186,562	617,219	556,456
EXPENSES
Property expenses (Note 1)	41,308	35,163	117,993	99,401
Real estate taxes	19,998	17,462	56,563	52,421
Provision for bad debts (Note 1)	—	1,338	—	6,714
Ground leases (Notes 1 and 11)	2,049	1,579	6,135	4,726
General and administrative expenses	22,576	19,277	65,774	56,599
Leasing costs (Note 1)	1,192	—	5,599	—
Depreciation and amortization	69,230	62,700	203,617	189,421
Total expenses	156,353	137,519	455,681	409,282
OTHER (EXPENSES) INCOME
Interest income and other net investment gain (Note 12)	761	342	3,205	1,147
Interest expense (Note 5)	(11,635)	(11,075)	(34,605)	(37,285)
Gains on sales of depreciable operating properties (Note 3)	—	—	7,169	—
Total other (expenses) income	(10,874)	(10,733)	(24,231)	(36,138)
NET INCOME	48,298	38,310	137,307	111,036
Net income attributable to noncontrolling common units of the Operating Partnership	(852)	(691)	(2,423)	(2,008)
Net income attributable to noncontrolling interests in consolidated property partnerships	(3,600)	(3,219)	(11,941)	(10,833)
Total income attributable to noncontrolling interests	(4,452)	(3,910)	(14,364)	(12,841)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$43,846	$34,400	$122,943	$98,195
Net income available to common stockholders per share – basic (Note 13)	$0.41	$0.34	$1.19	$0.97
Net income available to common stockholders per share – diluted (Note 13)	$0.41	$0.33	$1.18	$0.97
Weighted average common shares outstanding – basic (Note 13)	104,841,176	100,676,778	102,252,739	99,711,312
Weighted average common shares outstanding – diluted (Note 13)	105,359,904	101,228,334	102,872,436	100,208,645

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share and per share/unit data)

	Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AS OF DECEMBER 31, 2018	100,746,988	$1,007	$3,976,953	$(48,053)	$3,929,907	$271,354	$4,201,261
Net income				36,903	36,903	4,891	41,794
Opening adjustment to Distributions in Excess of Earnings upon adoption of ASC 842 (Note 1)				(3,146)	(3,146)		(3,146)
Issuance of share-based compensation awards			2,210		2,210		2,210
Non-cash amortization of share-based compensation (Note 9)			8,817		8,817		8,817
Settlement of restricted stock units for shares of common stock	393,240	4	(4)		—		—
Repurchase of common stock, stock options and restricted stock units	(175,204)	(1)	(12,129)		(12,130)		(12,130)
Exchange of common units of the Operating Partnership	2,000	—	78		78	(78)	—
Distributions to noncontrolling interests in consolidated property partnerships					—	(6,309)	(6,309)
Adjustment for noncontrolling interest			279		279	(279)	—
Dividends declared per common share and common unit ($0.455 per share/unit)				(48,394)	(48,394)	(921)	(49,315)
BALANCE AS OF MARCH 31, 2019	100,967,024	1,010	3,976,204	(62,690)	3,914,524	268,658	4,183,182
Net income				42,194	42,194	5,021	47,215
Issuance of share-based compensation awards			820		820		820
Non-cash amortization of share-based compensation (Note 9)			8,732		8,732		8,732
Exercise of stock options	1,500	—	64		64		64
Settlement of restricted stock units for shares of common stock	16,270	—	—		—		—
Repurchase and cancellation of common stock, stock options, and restricted stock units	(12,759)	—	(793)		(793)		(793)
Distributions to noncontrolling interests in consolidated property partnerships					—	(1,487)	(1,487)
Adjustment for noncontrolling interest			(160)		(160)	160	—
Dividends declared per common share and common unit ($0.485 per share/unit)				(49,849)	(49,849)	(981)	(50,830)
BALANCE AS OF JUNE 30, 2019	100,972,035	1,010	3,984,867	(70,345)	3,915,532	271,371	4,186,903
Net income				43,846	43,846	4,452	48,298
Issuance of common stock (Note 6)	5,000,000	50	353,854		353,904		353,904
Issuance of share-based compensation awards			839		839		839
Non-cash amortization of share-based compensation (Note 9)			6,808		6,808		6,808
Exercise of stock options	15,000	—	639		639		639
Settlement of restricted stock units for shares of common stock	46,149	1	(1)		—		—
Repurchase and cancellation of common stock, stock options, and restricted stock units	(21,268)	(1)	(1,651)		(1,652)		(1,652)
Distributions to noncontrolling interests in consolidated property partnerships					—	(3,041)	(3,041)
Adjustment for noncontrolling interest			(3,059)		(3,059)	3,059	—
Dividends declared per common share and common unit ($0.485 per share/unit)				(52,208)	(52,208)	(981)	(53,189)
BALANCE AS OF SEPTEMBER 30, 2019	106,011,916	$1,060	$4,342,296	$(78,707)	$4,264,649	$274,860	$4,539,509

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share and per share/unit data)

	Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AS OF DECEMBER 31, 2017	98,620,333	$986	$3,822,492	$(122,685)	$3,700,793	$259,523	$3,960,316
Net income				36,246	36,246	4,725	40,971
Issuance of share-based compensation awards			1,864		1,864		1,864
Non-cash amortization of share-based compensation			5,094		5,094		5,094
Settlement of restricted stock units for shares of common stock	405,067	4	(4)		—		—
Repurchase of common stock, stock options and restricted stock units	(192,195)	(2)	(13,640)		(13,642)		(13,642)
Exchange of common units of the Operating Partnership	6,503	—	244		244	(244)	—
Distributions to noncontrolling interests in consolidated property partnerships					—	(2,177)	(2,177)
Adjustment for noncontrolling interest			335		335	(335)	—
Dividends declared per common share and common unit ($0.425 per share/unit)				(44,075)	(44,075)	(879)	(44,954)
BALANCE AS OF MARCH 31, 2018	98,839,708	988	3,816,385	(130,514)	3,686,859	260,613	3,947,472
Net income				27,549	27,549	4,206	31,755
Issuance of common stock	1,719,195	17	124,130		124,147		124,147
Issuance of share-based compensation awards			589		589		589
Non-cash amortization of share-based compensation			11,503		11,503		11,503
Exercise of stock options	1,000	—	41		41		41
Exchange of common units of the Operating Partnership	—	1	—		1	(1)	—
Distributions to noncontrolling interests in consolidated property partnerships					—	(4,288)	(4,288)
Adjustment for noncontrolling interest			(1,359)		(1,359)	1,359	—
Dividends declared per common share and common unit ($0.455 per share/unit)				(46,403)	(46,403)	(943)	(47,346)
BALANCE AS OF JUNE 30, 2018	100,559,903	1,006	3,951,289	(149,368)	3,802,927	260,946	4,063,873
Net income				34,400	34,400	3,910	38,310
Issuance of common stock	98,000	1	6,596		6,597		6,597
Issuance of share-based compensation awards			845		845		845
Non-cash amortization of share-based compensation			8,081		8,081		8,081
Settlement of restricted stock units for shares of common stock	83,287				—		—
Repurchase of common stock, stock options and restricted stock units	(39,605)		(2,911)		(2,911)		(2,911)
Exchange of common units of the Operating Partnership	45,403		1,717		1,717	(1,717)	—
Contributions from noncontrolling interests in consolidated property partnerships					—	8,273	8,273
Distributions to noncontrolling interests in consolidated property partnerships					—	(541)	(541)
Adjustment for noncontrolling interest			(212)		(212)	212	—
Dividends declared per common share and common unit ($0.455 per share/unit)				(46,686)	(46,686)	(922)	(47,608)
BALANCE AS OF SEPTEMBER 30, 2018	100,746,988	$1,007	$3,965,405	$(161,654)	$3,804,758	$270,161	$4,074,919

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$137,307	$111,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	199,967	186,242
Depreciation of non-real estate furniture, fixtures and equipment	3,650	3,179
(Recoveries of) provision for bad debts and write-offs (Note 1)	(3,685)	6,714
Non-cash amortization of share-based compensation awards	20,200	18,901
Non-cash amortization of deferred financing costs and debt discounts and premiums	911	816
Non-cash amortization of net below market rents	(6,241)	(7,647)
Gain on sale of depreciable operating properties (Note 3)	(7,169)	—
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements	(14,947)	(13,680)
Straight-line rents	(48,725)	(16,293)
Amortization of right of use ground lease assets	453	—
Net change in other operating assets	(24,752)	(9,163)
Net change in other operating liabilities	44,421	37,110
Net cash provided by operating activities	301,390	317,215
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for development properties and undeveloped land	(554,951)	(311,347)
Expenditures for acquisition of undeveloped land (Note 2)	(40,027)	(311,299)
Expenditures for operating properties and other capital assets	(99,479)	(107,825)
Expenditures for acquisition of operating properties	—	(111,029)
Net proceeds received from dispositions (Note 3)	17,271	—
Net (increase) decrease in acquisition-related deposits (Note 4)	(49,998)	21,000
Proceeds received from repayment of note receivable	—	15,100
Net cash used in investing activities	(727,184)	(805,400)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	353,904	130,744
Proceeds from the issuance of unsecured debt (Note 5)	499,390	50,000
Borrowings on unsecured revolving credit facility (Note 5)	630,000	645,000
Repayments on unsecured revolving credit facility (Note 5)	(675,000)	(285,000)
Borrowings on unsecured debt	—	120,000
Principal payments and repayments of secured debt (Note 5)	(75,844)	(2,670)
Financing costs	(5,548)	(2,278)
Repurchase of common stock and restricted stock units	(14,269)	(16,553)
Proceeds from exercise of stock options	703	41
Distributions to noncontrolling interests in consolidated property partnerships	(10,844)	(7,014)
Contributions from noncontrolling interests in consolidated property partnerships	—	8,273
Dividends and distributions paid to common stockholders and common unitholders	(143,812)	(132,639)
Net cash provided by financing activities	558,680	507,904
Net increase in cash and cash equivalents and restricted cash	132,886	19,719
Cash and cash equivalents and restricted cash, beginning of period	171,034	66,798
Cash and cash equivalents and restricted cash, end of period	$303,920	$86,517

See accompanying notes to consolidated financial statements.

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY, L.P.

KILROY REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except unit data)

	September 30, 2019	December 31, 2018
ASSETS
REAL ESTATE ASSETS:
Land and improvements	$1,315,448	$1,160,138
Buildings and improvements	5,770,226	5,207,984
Undeveloped land and construction in progress	1,892,169	2,058,510
Total real estate assets held for investment	8,977,843	8,426,632
Accumulated depreciation and amortization	(1,505,785)	(1,391,368)
Total real estate assets held for investment, net	7,472,058	7,035,264
REAL ESTATE ASSETS AND OTHER ASSETS HELD FOR SALE, NET (Note 3)	77,751	—
CASH AND CASH EQUIVALENTS	297,620	51,604
RESTRICTED CASH	6,300	119,430
MARKETABLE SECURITIES (Note 12)	26,188	21,779
CURRENT RECEIVABLES, NET (Note 1)	34,116	20,176
DEFERRED RENT RECEIVABLES, NET (Note 1)	314,812	267,007
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Note 1)	202,063	197,574
RIGHT OF USE GROUND LEASE ASSETS (Notes 1 and 11)	83,200	—
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 4)	109,707	52,873
TOTAL ASSETS	$8,623,815	$7,765,707
LIABILITIES AND CAPITAL
LIABILITIES:
Secured debt, net (Notes 5 and 12)	$259,027	$335,531
Unsecured debt, net (Notes 5 and 12)	3,048,209	2,552,070
Unsecured line of credit (Notes 5 and 12)	—	45,000
Accounts payable, accrued expenses and other liabilities	439,081	374,415
Ground lease liabilities (Notes 1 and 11)	87,617	—
Accrued distributions (Note 17)	53,205	47,559
Deferred revenue and acquisition-related intangible liabilities, net	134,828	149,646
Rents received in advance and tenant security deposits	57,428	60,225
Liabilities and deferred revenue of real estate assets held for sale (Note 3)	4,911	—
Total liabilities	4,084,306	3,564,446
COMMITMENTS AND CONTINGENCIES (Note 11)
CAPITAL:
Common units, 106,011,916 and 100,746,988 held by the general partner and 2,023,287 and 2,025,287 held by common limited partners issued and outstanding, respectively (Note 7)	4,340,476	4,003,700
Noncontrolling interests in consolidated property partnerships and subsidiaries (Note 1)	199,033	197,561
Total capital	4,539,509	4,201,261
TOTAL LIABILITIES AND CAPITAL	$8,623,815	$7,765,707

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUES (Note 1)
Rental income	$212,321	$162,288	$609,332	$489,674
Tenant reimbursements	—	21,754	—	60,471
Other property income	3,204	2,520	7,887	6,311
Total revenues	215,525	186,562	617,219	556,456
EXPENSES
Property expenses (Note 1)	41,308	35,163	117,993	99,401
Real estate taxes	19,998	17,462	56,563	52,421
Provision for bad debts (Note 1)	—	1,338	—	6,714
Ground leases (Note 1 and 11)	2,049	1,579	6,135	4,726
General and administrative expenses	22,576	19,277	65,774	56,599
Leasing costs (Note 1)	1,192	—	5,599	—
Depreciation and amortization	69,230	62,700	203,617	189,421
Total expenses	156,353	137,519	455,681	409,282
OTHER (EXPENSES) INCOME
Interest income and other net investment gain (Note 12)	761	342	3,205	1,147
Interest expense (Note 5)	(11,635)	(11,075)	(34,605)	(37,285)
Gains on sales of depreciable operating properties (Note 3)	—	—	7,169	—
Total other (expenses) income	(10,874)	(10,733)	(24,231)	(36,138)
NET INCOME	48,298	38,310	137,307	111,036
Net income attributable to noncontrolling interests in consolidated property partnerships and subsidiaries	(3,709)	(3,317)	(12,309)	(11,135)
NET INCOME AVAILABLE TO COMMON UNITHOLDERS	$44,589	$34,993	$124,998	$99,901
Net income available to common unitholders per unit – basic (Note 14)	$0.41	$0.34	$1.18	$0.97
Net income available to common unitholders per unit – diluted (Note 14)	$0.41	$0.33	$1.18	$0.96
Weighted average common units outstanding – basic (Note 14)	106,864,463	102,721,806	104,276,187	101,773,540
Weighted average common units outstanding – diluted (Note 14)	107,383,191	103,273,362	104,895,884	102,270,873

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(Unaudited; in thousands, except unit and per unit data)

	Partners’ Capital		Noncontrolling Interests in Consolidated Property Partnerships and Subsidiaries
	Number of Common Units	Common Units		Total Capital
BALANCE AS OF DECEMBER 31, 2018	102,772,275	$4,003,700	$197,561	$4,201,261
Net income		37,508	4,286	41,794
Opening adjustment to Partners’ Capital upon adoption of ASC 842 (Note 1)		(3,146)		(3,146)
Issuance of share-based compensation awards		2,210		2,210
Non-cash amortization of share-based compensation (Note 9)		8,817		8,817
Settlement of restricted stock units	393,240	—		—
Repurchase of common units, stock options and restricted stock units	(175,204)	(12,130)		(12,130)
Distributions to noncontrolling interests in consolidated property partnerships			(6,309)	(6,309)
Distributions declared per common unit ($0.455 per unit)		(49,315)		(49,315)
BALANCE AS OF MARCH 31, 2019	102,990,311	3,987,644	195,538	4,183,182
Net income		42,901	4,314	47,215
Issuance of share-based compensation awards		820		820
Non-cash amortization of share-based compensation (Note 9)		8,732		8,732
Exercise of stock options	1,500	64		64
Settlement of restricted stock units	16,270	—		—
Repurchase and cancellation of common units, stock options, and restricted stock units	(12,759)	(793)		(793)
Distributions to noncontrolling interests in consolidated property partnerships			(1,487)	(1,487)
Distributions declared per common unit ($0.485 per unit)		(50,830)		(50,830)
BALANCE AS OF JUNE 30, 2019	102,995,322	3,988,538	198,365	4,186,903
Net income		44,589	3,709	48,298
Issuance of common units (Note 6)	5,000,000	353,904		353,904
Issuance of share-based compensation awards	—	839		839
Non-cash amortization of share-based compensation (Note 9)		6,808		6,808
Exercise of stock options	15,000	639		639
Settlement of restricted stock units	46,149	—		—
Repurchase and cancellation of common units, stock options, and restricted stock units	(21,268)	(1,652)		(1,652)
Distributions to noncontrolling interests in consolidated property partnerships			(3,041)	(3,041)
Distributions declared per common unit ($0.485 per unit)		(53,189)		(53,189)
BALANCE AS OF SEPTEMBER 30, 2019	108,035,203	$4,340,476	$199,033	$4,539,509

See accompanying notes to consolidated financial statements.

	Partners’ Capital		Noncontrolling Interests in Consolidated Property Partnerships and Subsidiaries
	Number of Common Units	Common Units		Total Capital
BALANCE AS OF DECEMBER 31, 2017	100,697,526	$3,773,941	$186,375	$3,960,316
Net income		36,893	4,078	40,971
Issuance of share-based compensation awards		1,864		1,864
Non-cash amortization of share-based compensation		5,094		5,094
Settlement of restricted stock units	405,067	—		—
Repurchase of common units, stock options and restricted stock units	(192,195)	(13,642)		(13,642)
Distributions to noncontrolling interests in consolidated property partnerships			(2,177)	(2,177)
Distributions declared per common unit ($0.425 per unit)		(44,954)		(44,954)
BALANCE AS OF MARCH 31, 2018	100,910,398	3,759,196	188,276	3,947,472
Net income		28,015	3,740	31,755
Issuance of common units	1,719,195	124,147		124,147
Issuance of share-based compensation awards		589		589
Non-cash amortization of share-based compensation		11,503		11,503
Exercise of stock options	1,000	41		41
Distributions to noncontrolling interests in consolidated property partnerships			(4,288)	(4,288)
Distributions declared per common unit ($0.455 per unit)		(47,346)		(47,346)
BALANCE AS OF JUNE 30, 2018	102,630,593	3,876,145	187,728	4,063,873
Net income		34,993	3,317	38,310
Issuance of common units	98,000	6,597		6,597
Issuance of share-based compensation awards		845		845
Non-cash amortization of share-based compensation		8,081		8,081
Settlement of restricted stock units	83,287	—		—
Repurchase of common units, stock options and restricted stock units	(39,605)	(2,911)		(2,911)
Contributions from noncontrolling interests in consolidated property partnerships			8,273	8,273
Distributions to noncontrolling interests in consolidated property partnerships			(541)	(541)
Distributions declared per common unit ($0.455 per unit)		(47,608)		(47,608)
BALANCE AS OF SEPTEMBER 30, 2018	102,772,275	$3,876,142	$198,777	$4,074,919

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$137,307	$111,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	199,967	186,242
Depreciation of non-real estate furniture, fixtures and equipment	3,650	3,179
(Recoveries of) provision for bad debts and write-offs (Note 1)	(3,685)	6,714
Non-cash amortization of share-based compensation awards	20,200	18,901
Non-cash amortization of deferred financing costs and debt discounts and premiums	911	816
Non-cash amortization of net below market rents	(6,241)	(7,647)
Gain on sale of depreciable operating properties (Note 3)	(7,169)	—
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements	(14,947)	(13,680)
Straight-line rents	(48,725)	(16,293)
Amortization of right of use ground lease assets	453	—
Net change in other operating assets	(24,752)	(9,163)
Net change in other operating liabilities	44,421	37,110
Net cash provided by operating activities	301,390	317,215
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for development properties and undeveloped land	(554,951)	(311,347)
Expenditures for acquisition of undeveloped land (Note 2)	(40,027)	(311,299)
Expenditures for operating properties and other capital assets	(99,479)	(107,825)
Expenditures for acquisition of operating properties	—	(111,029)
Net proceeds received from dispositions (Note 3)	17,271	—
Net decrease in acquisition-related deposits (Note 4)	(49,998)	21,000
Proceeds received from repayment of note receivable	—	15,100
Net cash used in investing activities	(727,184)	(805,400)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common units	353,904	130,744
Proceeds from the issuance of unsecured debt (Note 5)	499,390	50,000
Borrowings on unsecured revolving credit facility (Note 5)	630,000	645,000
Repayments on unsecured revolving credit facility (Note 5)	(675,000)	(285,000)
Borrowings on unsecured debt	—	120,000
Principal payments and repayments of secured debt (Note 5)	(75,844)	(2,670)
Financing costs	(5,548)	(2,278)
Repurchase of common units and restricted stock units	(14,269)	(16,553)
Proceeds from exercise of stock options	703	41
Distributions to noncontrolling interests in consolidated property partnerships	(10,844)	(7,014)
Contributions from noncontrolling interests in consolidated property partnerships	—	8,273
Distributions paid to common unitholders	(143,812)	(132,639)
Net cash provided by financing activities	558,680	507,904
Net decrease in cash and cash equivalents and restricted cash	132,886	19,719
Cash and cash equivalents and restricted cash, beginning of period	171,034	66,798
Cash and cash equivalents and restricted cash, end of period	$303,920	$86,517

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization, Ownership and Basis of Presentation

Organization and Ownership

Kilroy Realty Corporation (the “Company”) is a self-administered real estate investment trust (“REIT”) active in premier office and mixed-use submarkets along the West Coast. We own, develop, acquire and manage real estate assets, consisting primarily of Class A properties in the coastal regions of Greater Los Angeles, San Diego County, the San Francisco Bay Area and Greater Seattle, which we believe have strategic advantages and strong barriers to entry. Class A real estate encompasses attractive and efficient buildings of high quality that are attractive to tenants, are well-designed and constructed with above-average material, workmanship and finishes and are well-maintained and managed. We qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “KRC”.

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

Our stabilized portfolio of operating properties was comprised of the following properties at September 30, 2019:

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied	Percentage Leased
Stabilized Office Properties	93	13,322,212	438	92.1%	97.3%

	Number of Buildings	Number of Units	2019 Average Occupancy
Stabilized Residential Property	1	200	78.5%

Our stabilized portfolio includes all of our properties with the exception of development and redevelopment properties currently committed for construction, under construction, or in the tenant improvement phase, undeveloped land, recently completed residential properties not yet stabilized and real estate assets held for sale. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We define properties in the tenant improvement phase as office and retail properties that we are developing or redeveloping where the project has reached cold shell condition and is ready for tenant improvements, which may require additional major base building construction before being placed in service. Projects in the tenant improvement phase are added to our stabilized portfolio once the project reaches the earlier of 95% occupancy or one year from the date of the cessation of major base building construction activities. Costs capitalized to construction in progress for development and redevelopment properties are transferred to land and improvements, buildings and improvements, and deferred leasing costs on our consolidated balance sheets at the historical cost of the property as the projects are placed in service.

During the nine months ended September 30, 2019, we added one development project to our stabilized office portfolio consisting of 394,340 square feet in San Francisco, California. As of September 30, 2019, the following properties were excluded from our stabilized portfolio. We did not have any redevelopment properties at September 30, 2019.

	Number of Properties/Projects	Estimated Rentable Square Feet (1) / Units
Properties held for sale (2)	1	271,556
Completed residential development project (3)	1	237 units
In-process development projects - tenant improvement (4)	2	846,000
In-process development projects - under construction (5)	6	2,295,000
________________________

(1)	Estimated rentable square feet upon completion.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(2)	See Note 3 “Dispositions and Real Estate Held for Sale” for additional information.

(3)	Represents our recently completed residential units that are not yet stabilized.

(4)	Includes 96,000 square feet of retail space.

(5)	In addition to the estimated office rentable square feet noted above, development projects under construction also include 564 residential units.

Our stabilized portfolio also excludes our future development pipeline, which as of September 30, 2019 was comprised of four potential development sites, representing approximately 60 gross acres of undeveloped land.

As of September 30, 2019, all of our properties and development projects were owned and all of our business was conducted in the state of California with the exception of eight office properties and one development project under construction located in the state of Washington. All of our properties and development projects are 100% owned, excluding four office properties owned by three consolidated property partnerships and a development project held through two consolidated variable interest entities for future transactions intended to qualify as like-kind exchanges pursuant to Section 1031 of the Code (“Section 1031 Exchanges”). Two of the three property partnerships, 100 First Street Member, LLC (“100 First LLC”) and 303 Second Street Member, LLC (“303 Second LLC”), each owned one office property in San Francisco, California through subsidiary REITs. As of September 30, 2019, the Company owned a 56% common equity interest in both 100 First LLC and 303 Second LLC. The third property partnership, Redwood City Partners, LLC (“Redwood LLC”) owned two office properties in Redwood City, California. As of September 30, 2019, the Company owned an approximate 93% common equity interest in Redwood LLC. The remaining interests in all three property partnerships were owned by unrelated third parties.

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

As of September 30, 2019, the Company owned an approximate 98.1% common general partnership interest in the Operating Partnership. The remaining approximate 1.9% common limited partnership interest in the Operating Partnership as of September 30, 2019 was owned by non-affiliated investors and certain of our executive officers and directors. Both the general and limited common partnership interests in the Operating Partnership are denominated in common units. Generally, the number of common units held by the Company is equivalent to the number of outstanding shares of the Company’s common stock, and the rights of all the common units to quarterly distributions and payments in liquidation mirror those of the Company’s common stockholders. The common limited partners have certain redemption rights as provided in the Operating Partnership’s Seventh Amended and Restated Agreement of Limited Partnership, as amended, the “Partnership Agreement”.

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

Variable Interest Entities
The Operating Partnership is a variable interest entity (“VIE”) that is consolidated by the Company as the primary beneficiary as the Operating Partnership is a limited partnership in which the common limited partners do not have substantive kick-out or participating rights. At September 30, 2019, the consolidated financial statements of the Company included five VIEs in addition

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

to the Operating Partnership: 100 First LLC, 303 Second LLC and three entities established during the third quarter of 2019 to facilitate potential future Section 1031 Exchanges. At September 30, 2019, the Operating Partnership was determined to be the primary beneficiary of these five VIEs since the Operating Partnership had the ability to control the activities that most significantly impact each of the VIE’s economic performance. As of September 30, 2019, the five VIEs’ total assets, liabilities and noncontrolling interests included on our consolidated balance sheet were approximately $552.4 million (of which $434.5 million related to real estate held for investment), approximately $36.3 million and approximately $187.6 million, respectively. Revenues, income and net assets generated by 100 First LLC and 303 Second LLC may only be used to settle their contractual obligations, which primarily consist of operating expenses, capital expenditures and required distributions.

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
To reflect their recognition as one lease component, rental revenues, tenant reimbursements and other lease related property income related to leases that also meet the requirements of the practical expedient provided by ASU 2018-11 have been combined in one line item subsequent to the adoption of Topic 842 for the three and nine months ended September 30, 2019 in rental income on the Company’s consolidated statements of operations. In addition, under Topic 842, lessor costs for certain services directly reimbursed by tenants, which were previously presented on a net basis under previous guidance, are required to be presented on a gross basis in revenues and expenses. During the three and nine months ended September 30, 2019, we incurred additional property expenses of $4.1 million and $10.1 million, respectively, for which we were reimbursed, that were not required to be grossed up under the previous guidance. We presented this amount on a gross basis within rental income and property expenses in the Company’s consolidated statements of operations as a result of the adoption, which had no impact on net income.

Our rental income is mostly comprised of fixed contractual payments defined under the lease that, in most cases, escalate annually over the term of the lease at fixed rates. Additionally, rental income includes variable payments for tenant reimbursements of property-related expenses and payments based on a percentage of tenant’s sales. The table below sets forth the allocation of rental income between fixed and variable payments for the three and nine months ended September 30, 2019:

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
	(in thousands)
Fixed lease payments	$181,851	$526,678
Variable lease payments	30,470	82,654
Total rental income	$212,321	$609,332

Leasing Costs
Upon adoption of Topic 842, the Company elected to apply the package of practical expedients provided and did not reassess the following as of January 1, 2019: 1) whether any expired or existing contracts are or contain leases; 2) the lease classification for any expired or existing leases; and 3) initial direct costs for any existing leases. Under Topic 842, initial direct costs for both lessees and lessors would include only those costs that are incremental to the arrangement and would not have been incurred if the lease had not been obtained. As a result, beginning January 1, 2019, the Company will no longer capitalize internal leasing costs and third-party legal leasing costs and instead will expense these costs as incurred. These expenses are included in leasing costs and general and administrative expenses on our consolidated statements of operations in 2019. During the three and nine months ended September 30, 2019, the Company expensed approximately $2.4 million and $8.4 million, respectively, of indirect leasing costs which would have been capitalized prior to the adoption of Topic 842.
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
Lessee Accounting
The Company’s ground leases are the primary contracts in which we are the lessee. Upon adoption of Topic 842 on January 1, 2019, the Company had four existing ground leases which were classified as operating leases. We elected to apply the practical expedient to use hindsight in determining the lease term of our existing ground leases. As discussed above, the Company also elected to apply the package of practical expedients provided by Topic 842 and therefore did not reassess the classification of these ground leases. Existing ground leases that commenced before the January 1, 2019 adoption date continued to be accounted for as operating leases, and the new guidance did not have a material impact on our recognition of ground lease expense or our results of operations. However, for periods beginning after January 1, 2019, we are now required to recognize a lease liability on our consolidated balance sheets equal to the present value of the minimum future lease payments required in accordance with each ground lease, as well as a right of use asset equal to the lease liability adjusted for above and below market intangibles and deferred leasing costs. The adoption of Topic 842 resulted in the recognition of right of use ground lease assets totaling $82.9 million and ground lease liabilities totaling $87.4 million on January 1, 2019. There was no material impact to our consolidated statements of operations or consolidated statements of cash flows as a result of adoption of this new guidance. For further information, refer to Note 11.

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

We carry our current and deferred rent receivables net of allowances for amounts that may not be collected. Prior to the adoption of Topic 842 on January 1, 2019, the allowances are increased or decreased through provision for bad debts on our consolidated statements of operations. Upon the adoption of Topic 842 on January 1, 2019, our determination of the adequacy of the Company's allowances for tenant receivables includes a binary assessment of whether or not the amounts due under a tenant’s lease agreement are probable of collection. For such amounts that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term. For such amounts that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received from the tenant, with any tenant and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in the collectability determination. In addition, for tenant and deferred rent receivables deemed probable of collection we also may record an allowance under other authoritative GAAP depending upon our evaluation of the individual receivables, specific credit enhancements, current economic conditions, and other relevant factors. Such allowances are recorded as increases or decreases through rental income on our consolidated statements of operations. For the three months ended September 30, 2019, we recorded a provision for bad debts of $0.1 million. For the nine months ended September 30, 2019, we recorded a net reversal of allowance for tenant and deferred rent receivables of $3.2 million primarily due to the improved credit quality of a tenant that we previously recorded a provision against during the nine months ended September 30, 2018. For the three and nine months ended September 30, 2018, we recorded a provision for bad debts of $1.3 million and $6.7 million, respectively, primarily related to this tenant.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2.    Acquisitions

Development Property Acquisitions

During the nine months ended September 30, 2019, we acquired the following development properties listed below from an unrelated third party. The acquisition was funded with proceeds from the Company’s unsecured revolving credit facility.

Property	Date of Acquisition	Submarket	Type	Purchase Price (in millions) (1)
1335 Broadway & 901 Park Boulevard, San Diego, CA	August 19, 2019	East Village	Land	$40.0
________________________

(1)	Excludes acquisition-related costs.

3.    Dispositions and Real Estate Held for Sale

Operating Property Dispositions

The following table summarizes the operating property sold during the nine months ended September 30, 2019:

Property	Month of Disposition	Number of Buildings	Rentable Square Feet	Sales Price (in millions) (1)
2829 Townsgate Road, Thousand Oaks, CA	May	1	84,098	$18.3

__________________

(1)	Represents gross sales price before the impact of broker commissions and closing costs.

The total gain on the sale of the operating property sold during the nine months ended September 30, 2019 was $7.2 million.

Real Estate Assets Held for Sale

As of September 30, 2019, the following property was classified as held for sale:

Property	Submarket	Property Type	Number of Buildings	Rentable Square Feet
2211 Michelson Drive, Irvine, CA	Orange County	Office	1	271,556

The major classes of assets and liabilities of the property held for sale as of September 30, 2019 were as follows:

Real estate assets and other assets held for sale	(in thousands)
Land and improvements	$9,319
Buildings and improvements	90,147
Total real estate held for sale	99,466
Accumulated depreciation and amortization	(29,420)
Total real estate held for sale, net	70,046
Current receivables, net	79
Deferred rent receivables, net	1,288
Deferred leasing costs and acquisition-related intangibles, net	1,733
Prepaid expenses and other assets, net	4,605
Total real estate held for sale, net	$77,751

Liabilities and deferred revenue of real estate assets held for sale
Accounts payable and accrued expenses and other	$3,658
Deferred revenue and acquisition-related intangible liabilities, net	122
Rents received in advance and tenant security deposits	1,131
Liabilities and deferred revenue of real estate assets held for sale	$4,911

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.    Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net consisted of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(in thousands)
Furniture, fixtures and other long-lived assets, net (1)	$36,192	$36,833
Notes receivable, net (2)	1,598	2,113
Prepaid expenses & acquisition deposits (1)(3)	71,917	13,927
Total prepaid expenses and other assets, net	$109,707	$52,873

________________________

(1)	Excludes amounts related to properties held for sale as of September 30, 2019.

(2)	Notes receivable are shown net of a valuation allowance of approximately $3.6 million and $2.9 million as of September 30, 2019 and December 31, 2018, respectively.

(3)	Includes $50.0 million of non-refundable acquisition deposits related to an acquisition which closed on October 15, 2019. Refer to Note 17 “Subsequent Events” for additional information.

5.    Secured and Unsecured Debt of the Operating Partnership

Secured Debt

On February 11, 2019, the Company repaid at par a secured mortgage note payable for $74.3 million that was due in June 2019.

Unsecured Debt

The Company generally guarantees all of the Operating Partnership’s unsecured debt obligations including the unsecured revolving credit facility, the unsecured term loan facility and all of the unsecured senior notes.

Unsecured Senior Notes

In September 2019, the Operating Partnership issued $500.0 million of aggregate principal amount of unsecured senior notes in a registered public offering. The outstanding balance of the unsecured senior notes is included in unsecured debt, net of an initial issuance discount of $0.6 million, on our consolidated balance sheets. The unsecured senior notes, which are scheduled to mature on February 15, 2030, require semi-annual interest payments each February and August based on a stated annual interest rate of 3.050%. The Operating Partnership may redeem the notes at any time prior to February 15, 2030, either in whole or in part, subject to the payment of an early redemption premium prior to a par call option period commencing three months prior to maturity.

Unsecured Revolving Credit Facility and Term Loan Facility

The following table summarizes the balance and terms of our unsecured revolving credit facility as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(in thousands)
Outstanding borrowings	$—	$45,000
Remaining borrowing capacity	750,000	705,000
Total borrowing capacity (1)	$750,000	$750,000
Interest rate (2)	3.02%	3.48%
Facility fee-annual rate (3)	0.200%
Maturity date	July 2022
________________________

(1)
We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $600.0 million under an accordion feature under the terms of the unsecured revolving credit facility and unsecured term loan facility.

(2)	Our unsecured revolving credit facility interest rate was calculated based on the contractual rate of LIBOR plus 1.000% as of September 30, 2019 and December 31, 2018.

(3)
Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of September 30, 2019 and December 31, 2018, $3.7 million and $4.7 million of unamortized deferred financing costs, respectively, which are included in prepaid expenses and other assets, net on our consolidated balance sheets, remained to be amortized through the maturity date of our unsecured revolving credit facility.

The Company intends to borrow under the unsecured revolving credit facility from time to time for general corporate purposes, to finance development and redevelopment expenditures, to fund potential acquisitions and to potentially repay long-term debt.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the balance and terms of our unsecured term loan facility as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(in thousands)
Outstanding borrowings	$150,000	$150,000
Remaining borrowing capacity	—	—
Total borrowing capacity (1)	$150,000	$150,000
Interest rate (2)	3.13%	3.49%
Undrawn facility fee-annual rate (3)	0.200%
Maturity date	July 2022
________________________

(1)
As of September 30, 2019 and December 31, 2018, $0.7 million and $0.9 million of unamortized deferred financing costs, respectively, remained to be amortized through the maturity date of our unsecured term loan facility.

(2)	Our unsecured term loan facility interest rate was calculated based on the contractual rate of LIBOR plus 1.100% as of September 30, 2019 and December 31, 2018.

(3)	Prior to borrowing the full capacity of our unsecured term loan facility, the undrawn facility fee was calculated based on any unused borrowing capacity and was paid on a quarterly basis.

Debt Covenants and Restrictions

The unsecured revolving credit facility, the unsecured term loan facility, the unsecured senior notes, the Series A and B Notes due 2026 and Series A and B Notes due 2027 and 2029 and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a minimum fixed-charge coverage ratio, a minimum unsecured debt ratio and a minimum unencumbered asset pool debt service coverage ratio. Noncompliance with one or more of the covenants and restrictions could result in the full principal balance of the associated debt becoming immediately due and payable. We believe we were in compliance with all of our debt covenants as of September 30, 2019.

Debt Maturities

The following table summarizes the stated debt maturities and scheduled amortization payments of our issued and outstanding debt as of September 30, 2019:

Year	(in thousands)
Remaining 2019	$465
2020	5,137
2021	5,342
2022	155,554
2023	305,775
2024	431,006
Thereafter	2,431,688
Total aggregate principal value (1)	$3,334,967
________________________

(1)
Includes gross principal balance of outstanding debt before the effect of the following at September 30, 2019: $21.1 million of unamortized deferred financing costs for the unsecured term loan facility, unsecured senior notes and secured debt and $6.7 million of unamortized discounts for the unsecured senior notes.

Capitalized Interest and Loan Fees

The following table sets forth gross interest expense, including debt discount/premium and deferred financing cost amortization, net of capitalized interest, for the three and nine months ended September 30, 2019 and 2018. The interest expense capitalized was recorded as a cost of development and increased the carrying value of undeveloped land and construction in progress.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Gross interest expense	$32,220	$30,231	$95,507	$85,834
Capitalized interest and deferred financing costs	(20,585)	(19,156)	(60,902)	(48,549)
Interest expense	$11,635	$11,075	$34,605	$37,285

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

During the nine months ended September 30, 2019, we executed 12-month forward equity sale agreements with financial institutions acting as forward purchasers under our at-the-market stock offering program to sell 1,201,204 shares of common stock at a weighted average sales price of $75.92 per share before underwriting discounts, commissions and offering expenses. The Company did not receive any proceeds from the sale of its common shares by the forward purchasers. The Company currently expects to fully physically settle the forward equity sale agreements and receive cash proceeds upon one or more settlement dates, at the Company’s discretion, prior to the final settlement dates under the forward equity sale agreements in March and April 2020, in which case we expect to receive aggregate net cash proceeds at settlement equal to the number of shares specified in such forward equity sale agreement multiplied by the relevant forward price per share. The weighted average forward sale price that we expect to receive upon physical settlement of the agreements will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers’ stock borrowing costs and (iii) scheduled dividends during the term of the agreements. We have not settled any portion of these forward equity sale agreements as of the date of this filing. Upon physical settlement, the Company will contribute the net proceeds from the issuance of shares of our common stock to the Operating Partnership in exchange for an equal number of units in the Operating Partnership.

Since commencement of the program, we have completed sales of 447,466 shares of common stock through September 30, 2019 and 1,201,204 shares have been sold by forward purchasers under forward equity sale agreements, which have not been settled as of the date of this filing. We did not settle any forward sales of common stock under our at-the-market program during the nine months ended September 30, 2019 and as of September 30, 2019 approximately $375.0 million remains available to be sold under this program. Actual future sales will depend upon a variety of factors, including but not limited to, market conditions, the trading price of the Company’s common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

2018 Common Stock Forward Equity Sale Agreements

In July 2019, the Company physically settled the forward equity sale agreements entered into in August 2018 with certain financial institutions acting as forward purchasers in connection with an offering of 5,000,000 shares of common stock at an initial gross offering price of $360.5 million, or $72.10 per share, before underwriting discounts, commissions and offering expenses. Upon settlement, the Company issued 5,000,000 shares of common stock for net proceeds of $354.3 million and contributed the net proceeds to the Operating Partnership in exchange for an equal number of units in the Operating Partnership.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.    Noncontrolling Interests on the Company’s Consolidated Financial Statements

Common Units of the Operating Partnership

The Company owned an approximate 98.1%, 98.0%, and 98.0% common general partnership interest in the Operating Partnership as of September 30, 2019, December 31, 2018 and September 30, 2018, respectively. The remaining approximate 1.9%, 2.0%, and 2.0% common limited partnership interest as of September 30, 2019, December 31, 2018 and September 30, 2018, respectively, was owned by non-affiliated investors and certain of our executive officers and directors in the form of noncontrolling common units. There were 2,023,287, 2,025,287 and 2,025,287 common units outstanding held by these investors, executive officers and directors as of September 30, 2019, December 31, 2018 and September 30, 2018, respectively.

The noncontrolling common units may be redeemed by unitholders for cash. Except under certain circumstances, we, at our option, may satisfy the cash redemption obligation with shares of the Company’s common stock on a one-for-one basis. If satisfied in cash, the value for each noncontrolling common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable redemption date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $158.0 million and $126.4 million as of September 30, 2019 and December 31, 2018, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each noncontrolling common unit in the event of our termination or liquidation. In the event of our termination or liquidation, it is expected in most cases that each common unit would be entitled to a liquidating distribution equal to the liquidating distribution payable in respect of each share of the Company’s common stock.

8.    Partners’ Capital of the Operating Partnership

Common Units Outstanding

The following table sets forth the number of common units held by the Company and the number of common units held by non-affiliated investors and certain of our executive officers and directors in the form of noncontrolling common units as well as the ownership interest held on each respective date:

	September 30, 2019	December 31, 2018	September 30, 2018
Company owned common units in the Operating Partnership	106,011,916	100,746,988	100,746,988
Company owned general partnership interest	98.1%	98.0%	98.0%
Noncontrolling common units of the Operating Partnership	2,023,287	2,025,287	2,025,287
Ownership interest of noncontrolling interest	1.9%	2.0%	2.0%

For further discussion of the noncontrolling common units as of September 30, 2019 and December 31, 2018, refer to Note 7.

9.    Share-Based Compensation

Stockholder Approved Equity Compensation Plans

As of September 30, 2019, we maintained one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan, as amended (the “2006 Plan”). The Company has a currently effective registration statement registering 9.2 million shares of our common stock for possible issuance under the 2006 Plan. As of September 30, 2019, approximately 0.4 million shares were available for grant under the 2006 Plan. The calculation of shares available for grant is presented after taking into account a reserve for a sufficient number of shares to cover the vesting and payment of 2006 Plan awards that were outstanding on that date, including performance-based vesting awards at (i) levels actually achieved for the performance conditions (as defined below) for which the performance period has been completed and (ii) at maximum levels for the performance and market conditions (as defined below) for awards still in a performance period.

2019 Share-Based Compensation Grants

In February 2019, the Executive Compensation Committee of the Company’s Board of Directors awarded 288,378 restricted stock units (“RSUs”) to certain officers of the Company under the 2006 Plan, which included 143,396 RSUs (at the target level of performance) that are subject to market and/or performance-based vesting requirements (the “2019 Performance-Based RSUs”)

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and 144,982 RSUs that are subject to time-based vesting requirements (the “2019 Time-Based RSUs”). During the three months ended September 30, 2019, 10,733 2019 Time-Based RSUs, 16,235 2019 Performance-Based RSUs and 98,569 time vest and performance RSUs that were granted in prior years were forfeited.

2019 Performance-Based RSU Grant

The 2019 Performance-Based RSUs are scheduled to vest at the end of a three year period (consisting of calendar years 2019-2021). A target number of 2019 Performance-Based RSUs were awarded, and the final number of 2019 Performance-Based RSUs that vest (which may be more or less than the target number) will be based upon (1) the achievement of pre-set FFO per share goals for the year ending December 31, 2019 that applies to 100% of the Performance-Based RSUs awarded (the “FFO performance condition”) and (2) a performance measure that applies to 50% of the award based upon a measure of the Company’s average debt to EBITDA ratio for the three year performance period (the “debt to EBITDA ratio performance condition”) and a market measure that applies to the other 50% of the award based upon the relative ranking of the Company’s total stockholder return for the three year performance period compared to the total stockholder returns of an established comparison group of companies over the same period (the “market condition”). The 2019 Performance-Based RSUs are also subject to a three year service vesting provision (the “service vesting condition”) and are scheduled to cliff vest on the date the final vesting percentage is determined following the end of the three year performance period under the awards. The number of 2019 Performance-Based RSUs ultimately earned could fluctuate from the target number of 2019 Performance-Based RSUs granted based upon the levels of achievement for the FFO performance condition, the debt to EBITDA ratio performance condition, the market condition, and the extent to which the service vesting condition is satisfied. The estimate of the number of 2019 Performance-Based RSUs earned is evaluated quarterly during the performance period based on our estimate for each of the performance conditions measured against the applicable goals. As of September 30, 2019, the number of 2019 Performance-Based RSUs estimated to be earned based on the Company’s estimate of the performance conditions measured against the applicable goals was 207,138, and the compensation cost recorded to date for this program was based on that estimate. Compensation expense for the 2019 Performance-Based RSU grant is recognized on a straight-line basis over the requisite service period for each participant, which is generally the three year service period.

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

The total grant date fair value of the 2019 Performance-Based RSU awards was $10.2 million on the February 1, 2019 grant date of the awards. For the three months ended September 30, 2019, we recorded compensation expense based upon the grant date fair value per share for each component multiplied by the estimated number of RSUs to be earned as discussed above.

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

Share-Based Compensation Cost Recorded During the Period

The total compensation cost for all share-based compensation programs was $6.8 million and $8.1 million for the three months ended September 30, 2019 and 2018, respectively, and $24.4 million and $24.7 million for the nine months ended September 30, 2019 and 2018, respectively. Of the total share-based compensation costs, $0.7 million and $4.2 million was capitalized as part of real estate assets for the three and nine months ended September 30, 2019, and $1.5 million and $5.8 million was capitalized as part of real estate assets and deferred leasing costs for the three and nine months ended September 30, 2018. As of September 30, 2019, there was approximately $57.4 million of total unrecognized compensation cost related to nonvested incentive awards granted under share-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.4 years. The remaining compensation cost related to these nonvested incentive awards had been recognized in periods prior to September 30, 2019.

10.    Future Minimum Rent

We have operating leases with tenants that expire at various dates through 2043 that are generally subject to scheduled fixed increases with certain leases containing adjustments in rent based on the Consumer Price Index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future contractual minimum rent under operating leases as of September 30, 2019 (under Topic 842) for future periods is summarized as follows:

Year Ending	(in thousands)
Remaining 2019	$145,027
2020	665,314
2021	703,649
2022	735,969
2023	717,898
2024	681,026
Thereafter	3,607,437
Total (1)	$7,256,320
______________

(1)	Excludes residential leases and leases with a term of one year or less.

Future contractual minimum rent under operating leases as of December 31, 2018 for future periods is summarized as follows:

Year Ending	(in thousands)
2019	$566,783
2020	632,875
2021	631,835
2022	620,684
2023	586,371
Thereafter	3,240,143
Total (1)	$6,278,691
______________

(1)	Excludes residential leases and leases with a term of one year or less.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.    Commitments and Contingencies

General

As of September 30, 2019, we had commitments of approximately $1.2 billion, excluding our ground lease commitments, for contracts and executed leases directly related to our development projects and operating properties.

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

On January 1, 2019, we adopted Topic 842 and recognized ground lease liabilities on our consolidated balance sheets equal to the present value of the minimum lease payments required in accordance with each ground lease. We also recognized right of use ground lease assets equal to the ground lease liabilities adjusted for above and below market ground lease intangibles and deferred leasing costs. To determine the discount rates used to calculate the present value of the lease payments, we used a hypothetical curve derived from unsecured corporate borrowing rates over the lease terms. The weighted average discount rate for our ground leases was 5.15%. On January 1, 2019, we recognized right of use ground lease assets totaling $82.9 million and ground lease liabilities totaling $87.4 million. As of September 30, 2019, the weighted average remaining lease term of our ground leases is 51 years. For the three and nine months ended September 30, 2019, variable lease costs totaling $0.7 million and $2.3 million, respectively, were recorded to ground leases expense on our consolidated statements of operations.

The minimum commitment under our ground leases as of September 30, 2019 (under Topic 842) for future periods is summarized as follows:

Year Ending	(in thousands)
Remaining 2019	$1,301
2020	5,205
2021	5,205
2022	5,205
2023	5,205
2024	5,205
Thereafter	229,339
Total undiscounted cash flows (1)(2)(3)(4)(5)	256,665
Present value discount	(169,048)
Ground lease liabilities	$87,617
________________________

(1)	Excludes contingent future rent payments based on gross income or adjusted gross income and reflects the minimum ground lease obligations before the impact of ground lease extension options.

(2)
One of our ground lease obligations is subject to a fair market value adjustment every five years; however, the lease includes ground rent subprotection and infrastructure rent credits which currently limit our annual rental obligations to $1.0 million. The contractual obligations for that ground lease included above assumes the lesser of $1.0 million or annual lease rental obligation in effect as of September 30, 2019.

(3)
One of our ground lease obligations includes a component which is based on the percentage of gross income that exceeds the minimum ground rent. The minimum rent is subject to increases every five years based on 50% of the average annual percentage rent for the previous five years. The contractual obligations for that lease included above assume the current annual ground lease obligation in effect at September 30, 2019 for the remainder of the lease term since we cannot predict future adjustments.

(4)
One of our ground lease obligations is subject to a fair market value adjustment every five years based on a combination of CPI adjustments and third-party appraisals limited to maximum increases annually. The contractual obligations for that lease included above assume the current annual ground lease obligation in effect at September 30, 2019 for the remainder of the lease term since we cannot predict future adjustments.

(5)
One of our ground lease obligations includes a component which is based on the percentage of adjusted gross income that exceeds the minimum ground rent. The minimum rent is subject to increases every ten years by an amount equal to 60% of the average annual percentage rent for the previous three years. The contractual obligations for this lease included above assume the current annual ground lease obligation in effect at September 30, 2019 for the remainder of the lease term since we cannot predict future adjustments.

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

As of September 30, 2019, we had accrued environmental remediation liabilities of approximately $75.1 million recorded on our consolidated balance sheets in connection with certain of our in-process and future development projects. The accrued environmental remediation liabilities represent the remaining costs we estimate we will incur prior to and during the development process at various development acquisition sites. These estimates, which we developed with the assistance of third party experts, consist primarily of the removal of contaminated soil, performing environmental closure activities, constructing remedial systems and other related costs since we are required to dispose of any existing contaminated soil and sometimes perform other environmental closure or remedial activities when we develop new buildings at these sites.

We record estimated environmental remediation obligations for acquired properties at the acquisition date when we are aware of such costs and when such costs are probable of being incurred and can be reasonably estimated. Estimated costs related to development environmental remediation liabilities are recorded as an increase to the cost of the development project. Actual costs are recorded as a decrease to the liability when incurred. These accruals are adjusted as an increase or decrease to the development project costs and as an increase or decrease to the accrued environmental remediation liability if we obtain further information or circumstances change. The environmental remediation obligations recorded at September 30, 2019 were not discounted to their present values since the amount and timing of cash payments are not fixed. It is possible that we could incur additional environmental remediation costs in connection with these development projects.  However, potential additional environmental costs for these development projects cannot be reasonably estimated at this time and certain changes in estimates could occur as the site conditions, final project timing, design elements, actual soil conditions and other aspects of the projects, which may depend upon municipal and other approvals beyond the control of the Company, are determined.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.    Fair Value Measurements and Disclosures

Assets and Liabilities Reported at Fair Value

The only assets we record at fair value on our consolidated financial statements are the marketable securities related to our Deferred Compensation Plan. The following table sets forth the fair value of our marketable securities as of September 30, 2019 and December 31, 2018:

	Fair Value (Level 1) (1)
	September 30, 2019	December 31, 2018
Description	(in thousands)
Marketable securities (2)	$26,188	$21,779
________________________

(1)	Based on quoted prices in active markets for identical securities.

(2)	The marketable securities are held in a limited rabbi trust.

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

The following table sets forth the net gain (loss) on marketable securities recorded during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Description	(in thousands)		(in thousands)
Net gain on marketable securities	$673	$271	$2,898	$289

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our other financial instruments as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
	(in thousands)
Liabilities
Secured debt, net	$259,027	$271,224	$335,531	$335,885
Unsecured debt, net	$3,048,209	$3,245,743	$2,552,070	$2,546,386
Unsecured line of credit	$—	$—	$45,000	$45,058
________________________

(1)	Fair value calculated using Level II inputs, which are based on model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.    Net Income Available to Common Stockholders Per Share of the Company

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted per-share computations for net income available to common stockholders for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except share and per share amounts)
Numerator:
Net income attributable to Kilroy Realty Corporation	$43,846	$34,400	$122,943	$98,195
Allocation to participating securities (1)	(530)	(507)	(1,582)	(1,492)
Numerator for basic and diluted net income available to common stockholders	$43,316	$33,893	$121,361	$96,703
Denominator:
Basic weighted average vested shares outstanding	104,841,176	100,676,778	102,252,739	99,711,312
Effect of dilutive securities	518,728	551,556	619,697	497,333
Diluted weighted average vested shares and common share equivalents outstanding	105,359,904	101,228,334	102,872,436	100,208,645
Basic earnings per share:
Net income available to common stockholders per share	$0.41	$0.34	$1.19	$0.97
Diluted earnings per share:
Net income available to common stockholders per share	$0.41	$0.33	$1.18	$0.97

________________________

(1)	Participating securities include nonvested shares, certain time-based RSUs and vested market measure-based RSUs.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common shares, including stock options, RSUs, shares issuable under forward equity sale agreements and other securities are considered in our diluted earnings per share calculation for the three and nine months ended September 30, 2019 and 2018. Certain market measure-based RSUs are not included in dilutive securities for the three and nine months ended September 30, 2019 and 2018, as not all performance metrics had been met by the end of the applicable reporting periods. See Note 9 “Share-Based Compensation” for additional information regarding share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.    Net Income Available to Common Unitholders Per Unit of the Operating Partnership

The following table reconciles the numerator and denominator in computing the Operating Partnership’s basic and diluted per-unit computations for net income available to common unitholders for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except unit and per unit amounts)
Numerator:
Net income attributable to Kilroy Realty, L.P.	$44,589	$34,993	$124,998	$99,901
Allocation to participating securities (1)	(530)	(507)	(1,582)	(1,492)
Numerator for basic and diluted net income available to common unitholders	$44,059	$34,486	$123,416	$98,409
Denominator:
Basic weighted average vested units outstanding	106,864,463	102,721,806	104,276,187	101,773,540
Effect of dilutive securities	518,728	551,556	619,697	497,333
Diluted weighted average vested units and common unit equivalents outstanding	107,383,191	103,273,362	104,895,884	102,270,873
Basic earnings per unit:
Net income available to common unitholders per unit	$0.41	$0.34	$1.18	$0.97
Diluted earnings per unit:
Net income available to common unitholders per unit	$0.41	$0.33	$1.18	$0.96

________________________

(1)	Participating securities include nonvested shares, certain time-based RSUs and vested market measure-based RSUs.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common units, including stock options, RSUs, shares issuable under forward equity sale agreements and other securities are considered in our diluted earnings per share calculation for the three and nine months ended September 30, 2019 and 2018. Certain market measure-based RSUs are not included in dilutive securities for the three and nine months ended September 30, 2019 and 2018, as not all performance metrics had been met by the end of the applicable reporting periods. See Note 9 “Share-Based Compensation” for additional information regarding share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.    Supplemental Cash Flow Information of the Company

Supplemental cash flow information is included as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $58,337 and $46,761 as of September 30, 2019 and 2018, respectively	$28,139	$32,175
Cash paid for amounts included in the measurement of ground lease liabilities	$3,917	$3,598
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development properties	$148,468	$142,133
Assumption of accrued liabilities in connection with acquisitions	$3,967	$40,624
Tenant improvements funded directly by tenants	$10,254	$7,211
Initial measurement of operating right of use ground lease assets	$82,938	$—
Initial measurement of operating ground lease liabilities	$87,409	$—
NON-CASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders	$53,205	$47,411
Exchange of common units of the Operating Partnership into shares of the Company’s common stock	$78	$1,962

The following is a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,
	2019	2018
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$51,604	$57,649
Restricted cash at beginning of period	119,430	9,149
Cash and cash equivalents and restricted cash at beginning of period	$171,034	$66,798

Cash and cash equivalents at end of period	$297,620	$86,517
Restricted cash at end of period	6,300	—
Cash and cash equivalents and restricted cash at end of period	$303,920	$86,517

16.    Supplemental Cash Flow Information of the Operating Partnership:

Supplemental cash flow information is included as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $58,337 and $46,761 as of September 30, 2019 and 2018, respectively	$28,139	$32,175
Cash paid for amounts included in the measurement of ground lease liabilities	$3,917	$3,598
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development properties	$148,468	$142,133
Assumption of accrued liabilities in connection with acquisitions	$3,967	$40,624
Tenant improvements funded directly by tenants	$10,254	$7,211
Initial measurement of operating right of use ground lease assets	$82,938	$—
Initial measurement of operating ground lease liabilities	$87,409	$—
NON-CASH FINANCING TRANSACTIONS:
Accrual of distributions payable to common unitholders	$53,205	$47,411

The following is a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the nine months ended September 30, 2019 and 2018.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine Months Ended September 30,
	2019	2018
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$51,604	$57,649
Restricted cash at beginning of period	119,430	9,149
Cash and cash equivalents and restricted cash at beginning of period	$171,034	$66,798

Cash and cash equivalents at end of period	$297,620	$86,517
Restricted cash at end of period	6,300	—
Cash and cash equivalents and restricted cash at end of period	$303,920	$86,517

17.    Subsequent Events

On October 15, 2019, the Company completed the acquisition of a 100% leased, 158,000 square foot creative office campus for $186.0 million. The campus includes 19 buildings situated across 6.9 acres, located at 3101-3243 La Cienega Boulevard in the Culver City submarket of Los Angeles.

On October 16, 2019, aggregate dividends, distributions and dividend equivalents of $53.2 million were paid to common stockholders, common unitholders and RSU holders of record on September 30, 2019.

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

Overview and Background

We are a self-administered REIT active in premier office and mixed-use submarkets along the West Coast. We own, develop, acquire and manage real estate assets, consisting primarily of Class A properties in the coastal regions of Greater Los Angeles, San Diego County, the San Francisco Bay Area and Greater Seattle, which we believe have strategic advantages and strong barriers to entry. We own our interests in all of our properties through the Operating Partnership and the Finance Partnership and generally conduct substantially all of our operations through the Operating Partnership. We owned an approximate 98.1%, 98.0%, and 98.0% general partnership interest in the Operating Partnership as of September 30, 2019, December 31, 2018 and September 30, 2018. All of our properties are held in fee except for the thirteen office buildings that are held subject to long-term ground leases for the land.

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

Stabilized Development Projects

During the nine months ended September 30, 2019, we added the following project to our stabilized portfolio:

•
100 Hooper, SOMA, San Francisco, California, which we commenced construction on in November 2016. This project encompasses 311,859 square feet of office and 82,481 square feet of production, distribution and repair (“PDR”) space spanning two buildings with a total estimated investment of approximately $275.0 million. The office portion of the project is 100% leased and occupied by Adobe Systems Inc. and the PDR space is 86% leased as of the date of this report. We commenced revenue recognition on the lease with Adobe Systems Inc. on October 1, 2018. Cash rents on Phase I of the lease commenced in March 2019 and the remaining phases will commence through the second quarter of 2020.

Completed Residential Development Projects

In mid-September 2019, we completed the first phase of the following residential development project:

•
One Paseo (Residential Phase I) - Del Mar, San Diego, California. We commenced construction on the first phase of the residential component of this mixed-use project in December 2016 which includes 237 residential units. The total estimated investment for this phase of the residential component of the project is approximately $145.0 million. As of the date of this report, 33% of the units have been leased.

In-Process Development Projects - Tenant Improvement

As of September 30, 2019, the following projects were in the tenant improvement phase:

•
The Exchange on 16th, Mission Bay, San Francisco, California, which we commenced construction on in June 2015. This project totals approximately 750,000 gross rentable square feet consisting of 736,000 square feet of office space and 14,000 square feet of retail space at a total estimated investment of $585.0 million. The office space in the project is 100% leased to Dropbox, Inc. During the nine months ended September 30, 2019, we completed construction and commenced revenue recognition on the first phase of the project, representing approximately 52% of the project. The remaining space is currently expected to stabilize in the first quarter of 2020 and the third quarter of 2020. Cash rents on the remaining space will commence through the first quarter of 2020.

•
One Paseo (Retail) - Del Mar, San Diego, California. We commenced construction on the retail component of this mixed-use project in December 2016, which is comprised of approximately 96,000 square feet of retail space with a total estimated investment of $100.0 million. As of the date of this report, the retail space of the project was 100% leased and 81% occupied.

In-Process Development Projects - Under Construction

As of September 30, 2019, we had the following six projects in our in-process development pipeline that were under construction:

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

•
333 Dexter, South Lake Union, Seattle, Washington, which we commenced construction on in June 2017. This project totals approximately 635,000 square feet of office space at a total estimated investment of $410.0 million. During the nine months ended September 30, 2019, we executed a lease for 100% of the project with a Fortune 50 publicly traded company. Construction is currently in progress and the project is currently estimated to be stabilized in the second half of 2022.

•
One Paseo (Residential Phases II and III and Office) - Del Mar, San Diego, California. We commenced construction on the residential component of this mixed-use project in December 2016 of which Phases II and III comprise 371 residential units. The total estimated investment for Phases II and III of the residential component of the project is approximately $230.0 million. Phases II and III are expected to be completed and delivered in phases starting late in the fourth quarter of 2019 through the third quarter of 2020. We commenced construction on the office component of the project in December 2018, which encompasses 285,000 square feet of office space at a total estimated investment of $205.0 million. The office component of the project is currently expected to be delivered and ready for tenant improvements in the second quarter of 2020. As of the date of this report, the office component of the project is 76% leased.

•
2100 Kettner, Little Italy, San Diego, California, which we commenced construction on in September 2019. This project is comprised of approximately 200,000 square feet of office space for a total estimated investment of $140.0 million.

Future Development Pipeline

As of September 30, 2019, our future development pipeline included four future projects located in San Diego County and the San Francisco Bay Area with an aggregate cost basis of approximately $723.9 million at which we believe we could develop more than 5.0 million rentable square feet for a total estimated investment of approximately $3.5 billion to $5.0 billion, depending on successfully obtaining entitlements and market conditions.

The following table sets forth information about our future development pipeline.

Future Development Pipeline	Location	Approx. Developable Square Feet (1)	Total Costs as of 9/30/2019 ($ in millions)(2)

San Diego County
Santa Fe Summit – Phases II and III	56 Corridor	600,000 - 650,000	$80.0
1335 Broadway & 901 Park Boulevard	East Village	TBD	44.4
San Francisco Bay Area
Kilroy Oyster Point - Phase II - IV	South San Francisco	1,750,000 - 1,900,000	323.1
Flower Mart (3)	SOMA	2,300,000	276.4
TOTAL:			$723.9
________________________

(1)
The developable square feet and scope of projects could change materially from estimated data provided due to one or more of the following: any significant changes in the economy, market conditions, our markets, tenant requirements and demands, construction costs, new supply, regulatory and entitlement processes or project design.

(2)	Represents cash paid and costs incurred, including accrued liabilities in accordance with GAAP, as of September 30, 2019.

(3)
On July 18, 2019, the San Francisco Planning Commission approved an initial office allocation of approximately 1.4 million square feet under Proposition M, as well as priority for a future phase allocation of approximately 350,000 square feet in 2021, with the remainder of the more than two million square feet of office space allocated after 2021. The Flower Mart Project’s development agreement must still be approved by the San Francisco Board of Supervisors and signed by the Mayor. The Flower Mart project is an approximately 2.3 million square feet of office and retail mixed-use project located in Central SOMA.

Fluctuations in our development activities could cause fluctuations in the average development asset balances qualifying for interest and other carrying cost and internal cost capitalization in future periods. During the three and nine months ended September 30, 2019, we capitalized interest on in-process development projects and development pipeline projects with an average aggregate cost basis of approximately $2.0 billion and $1.9 billion, as it was determined these projects qualified for interest and other carrying cost capitalization under GAAP. During the three and nine months ended September 30, 2018, we capitalized interest on in-process development projects and development pipeline projects with an average aggregate cost basis of approximately $1.8 billion and $1.5 billion, respectively, as it was determined these projects qualified for interest and other carrying cost capitalization under GAAP. For the three and nine months ended September 30, 2019, we capitalized $20.6 million and $60.9 million, respectively, of interest to our qualifying development projects. For the three and nine months ended September 30, 2018, we capitalized $19.2 million and $48.5 million, respectively, of interest to our qualifying development projects. For the three and nine months ended September 30, 2019, we capitalized $6.8 million and $19.8 million, respectively, of internal costs to our qualifying development projects. For the three and nine months ended September 30, 2018, we capitalized $5.3 million and $18.6 million, respectively, of internal costs to our qualifying development projects.

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

In connection with our capital recycling strategy, during the nine months ended September 30, 2019, we completed the sale of one operating property to an unaffiliated third party for gross proceeds of $18.3 million. As of September 30, 2019, we had one operating property held for sale with an expected sales price of $115.5 million. The sale of this property is expected to close in the fourth quarter of 2019 and the Company does not anticipate any additional dispositions during 2019. The timing of any potential future disposition or strategic venture transactions will depend on market conditions and other factors, including but not limited to our capital needs and our ability to defer some or all of the taxable gains on the sales. We cannot assure that we will dispose of any additional properties, enter into any additional strategic ventures, or that we will be able to identify and complete the acquisition of a suitable replacement property to effect a Section 1031 Exchange or be able to use other tax deferred structures in connection with our strategy. See the “Liquidity and Capital Resources of the Operating Partnership – Liquidity Sources” section for further information.

Acquisitions. During the nine months ended September 30, 2019, we acquired a 2.3-acre development site in San Diego, California for a cash purchase price of $40.0 million. As part of our growth strategy, which is highly dependent on market conditions and business cycles, among other factors, we continue to evaluate strategic opportunities and remain a disciplined buyer of development and redevelopment opportunities as well as operating properties that make economic and strategic sense.  We continue to focus on growth opportunities in West Coast markets populated by knowledge and creative based tenants in a variety of industries, including technology, media, healthcare, life sciences, entertainment and professional services.  Against the backdrop of market volatility, we expect to manage a strong balance sheet, execute on our development program and selectively evaluate opportunities that either add immediate Net Operating Income to our portfolio or play a strategic role in our future growth.

In connection with our growth strategy, we often have one or more potential acquisitions of properties and/or undeveloped land under consideration that are in varying stages of negotiation and due diligence review, or under contract, at any point in time. However, we cannot provide assurance that we will enter into any agreements to acquire those properties or undeveloped land or, if we do, that those will be completed. In addition, acquisitions are subject to various risks and uncertainties and we may be unable to complete an acquisition after making a nonrefundable deposit or incurring acquisition-related costs. As of September 30, 2019, we had $50.0 million of acquisition deposits related to the acquisition of a 158,000 square foot creative office campus in Culver City, California that were nonrefundable, subject to closing conditions required to be met by the seller. On October 15, 2019, the Company completed this acquisition for a total cash purchase price of $186.0 million.

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

As of September 30, 2019, there was approximately $57.4 million of total unrecognized compensation cost related to outstanding nonvested shares of restricted common stock and RSUs issued under share-based compensation arrangements. Those costs are expected to be recognized over a weighted-average period of 2.4 years. The $57.4 million of unrecognized compensation cost does not reflect the future compensation cost for any potential share-based awards that may be issued subsequent to September 30, 2019. Share-based compensation expense for outstanding and potential future awards could be affected by our operating and development performance, financial results, stock price, performance against applicable performance-based vesting goals, market conditions and other factors.

Information on Leases Commenced and Executed

Leasing Activity and Changes in Rental Rates. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following tables set forth certain information regarding leasing activity for our stabilized portfolio during the three and nine months ended September 30, 2019.

For Leases Commenced

	1st & 2nd Generation (1)(2)					2nd Generation (1)(2)
	Number of Leases (3)		Rentable Square Feet (3)		Retention Rates (4)	TI/LC per Sq. Ft. (5)	TI/LC per Sq. Ft. / Year	Changes in Rents (6)(7)	Changes in Cash Rents (8)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Three Months Ended September 30, 2019	15	17	218,096	226,212	31.7%	$28.14	$4.76	49.9%	18.9%	71
Nine Months Ended September 30, 2019	50	47	879,855	796,690	37.9%	$44.98	$6.43	44.0%	17.7%	84

For Leases Executed (9)

	1st & 2nd Generation (1)(2)				2nd Generation (1)(2)
	Number of Leases (3)		Rentable Square Feet (3)		TI/LC per Sq. Ft. (5)	TI/LC per Sq. Ft. / Year	Changes in Rents (6)(7)	Changes in Cash Rents (8)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Three Months Ended September 30, 2019	13	17	258,118	226,212	$55.02	$8.46	38.8%	17.6%	78
Nine Months Ended September 30, 2019	50	47	790,427	795,637	$59.30	$8.57	55.3%	31.6%	83
________________________

(1)	Includes 100% of consolidated property partnerships.

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

(7)
Excludes commenced and executed leases of approximately 21,642 and 15,374 rentable square feet, respectively, for the three months ended September 30, 2019, and 232,946 and 182,416 rentable square feet, respectively, for the nine months ended September 30, 2019, for which the space was vacant longer than one year or being leased for the first time. Space vacant for more than one year is excluded from our change in rents calculations to provide a more meaningful market comparison.

(8)
Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. Excludes leases for which the space was vacant longer than one year or vacant when the property was acquired.

(9)
During the three months ended September 30, 2019, 12 new leases totaling 255,429 square feet were signed but not commenced as of September 30, 2019. For the nine months ended September 30, 2019, 29 leases totaling 649,255 rentable square feet were signed but not commenced as of September 30, 2019.

As of September 30, 2019, we believe that the weighted average cash rental rates for our total stabilized portfolio are approximately 20% below the current average market rental rates. Individual properties within any particular submarket presently may be leased either above, below, or at the current market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our portfolio.

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

Lease Expirations (1)

Year of Lease Expiration	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (2)(3)	% of Total Annualized Base Rent (2)	Annualized Base Rent per Sq. Ft. (2)
				(in thousands)
Remainder of 2019 (4)	16	191,125	1.6%	$9,566	1.6%	$50.05
2020	86	987,588	8.2%	43,559	7.3%	44.11
2021	80	859,799	7.1%	36,649	6.1%	42.63
2022	53	665,181	5.6%	28,747	4.8%	43.22
2023	68	1,182,699	9.8%	62,853	10.5%	53.14
2024	54	1,009,069	8.4%	47,980	8.0%	47.55
Total	357	4,895,461	40.7%	$229,354	38.3%	$46.85

Year (4)	Region	# of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (2)(3)	% of Total Annualized Base Rent (2)	Annualized Rent per Sq. Ft. (2)
2019	Greater Los Angeles	5	16,614	0.2%	$705	0.1%	$42.43
	San Diego	2	26,359	0.2%	1,045	0.2%	39.64
	San Francisco Bay Area	7	143,605	1.2%	7,720	1.3%	53.76
	Greater Seattle	2	4,547	—%	96	—%	21.11
	Total	16	191,125	1.6%	$9,566	1.6%	$50.05

2020	Greater Los Angeles	53	457,905	3.8%	$19,273	3.2%	$42.09
	San Diego	15	199,864	1.7%	8,063	1.4%	40.34
	San Francisco Bay Area	14	241,096	2.0%	13,662	2.3%	56.67
	Greater Seattle	4	88,723	0.7%	2,561	0.4%	28.87
	Total	86	987,588	8.2%	$43,559	7.3%	$44.11
________________________

(1)
For leases that have been renewed early with existing tenants, the expiration date and annualized base rent information presented takes into consideration the renewed lease terms. Excludes leases not commenced as of September 30, 2019, space leased under month-to-month leases, storage leases, vacant space and future lease renewal options not executed as of September 30, 2019.

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

(3)	Includes 100% of annualized base rent of consolidated property partnerships.

(4)	Adjusting for leases executed as of September 30, 2019 but not yet commenced, the remaining 2019 and 2020 expirations would be reduced by 127,213 and 213,238 square feet, respectively.

In addition to the 1.0 million rentable square feet, or 7.9%, of currently available space in our stabilized portfolio, leases representing approximately 1.6% and 8.2% of the occupied square footage of our stabilized portfolio are scheduled to expire during the remainder of 2019 and in 2020, respectively. The leases scheduled to expire during the remainder of 2019 and in 2020 represent approximately 1.2 million rentable square feet or 8.9% of our total annualized base rental revenue. Individual properties within any particular submarket presently may be leased either above, below, or at the current quoted market rates within that submarket. Our ability to re-lease available space depends upon both general market conditions and the market conditions in the specific regions in which individual properties are located.

For the approximately 0.2 million rentable square feet or 1.6% of our total annualized base rental revenue scheduled to expire during the remainder of 2019, we believe that the weighted average cash rental rates are approximately 35% below market.

For the approximately 1.0 million rentable square feet or 7.3% of our total annualized base rental revenue scheduled to expire in 2020 we believe that the weighted average cash rental rates are overall approximately 15% below current average market rental rates, primarily due to our Greater Seattle and San Francisco Bay Area submarkets where we currently believe these expiring leases are approximately 30% below market.

Stabilized Portfolio Information

As of September 30, 2019, our stabilized portfolio was comprised of 93 office properties encompassing an aggregate of approximately 13.3 million rentable square feet and 200 residential units at our residential tower in Hollywood, California. Our stabilized portfolio includes all of our properties with the exception of development and redevelopment properties currently committed for construction, under construction, or in the tenant improvement phase, undeveloped land, recently completed residential properties not yet stabilized and real estate assets held for sale. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We define properties in the tenant improvement phase as properties that we are developing or redeveloping where the project has reached cold shell condition and is ready for tenant improvements, which may require additional major base building construction before being placed in service. Projects in the tenant improvement phase are added to our stabilized portfolio once the project reaches the earlier of 95% occupancy or one year from the date of the cessation of major base building construction activities. Costs capitalized to construction in progress for development and redevelopment properties are transferred to land and improvements, buildings and improvements, and deferred leasing costs on our consolidated balance sheets as the historical cost of the property as the projects are placed in service.

We did not have any redevelopment properties at September 30, 2019. Our stabilized portfolio also excludes our future development pipeline, which as of September 30, 2019 was comprised of four potential development sites, representing approximately 60 gross acres of undeveloped land on which we believe we have the potential to develop more than 5.0 million rentable square feet, depending upon economic conditions.

During the nine months ended September 30, 2019, we added one development project to our stabilized office portfolio consisting of 394,340 square feet in San Francisco, California. As of September 30, 2019, the following properties were excluded from our stabilized portfolio:

	Number of Properties/Projects	Estimated Rentable Square Feet (1)
Properties held for sale (2)	1	271,556
Completed residential development project (3)	1	237 units
In-process development projects - tenant improvement (4)	2	846,000
In-process development projects - under construction (5)	6	2,295,000
________________________

(1)	Estimated rentable square feet upon completion.

(2)	See Note 3 “Dispositions and Real Estate Held for Sale” to our consolidated financial statements included in this report for additional information.

(3)	Represents our recently completed residential units that are not yet stabilized.

(4)	Includes 96,000 square feet of retail space.

(5)	In addition to the estimated office rentable square feet noted above, development projects under construction also include 564 residential units.

The following table reconciles the changes in the rentable square feet in our stabilized office portfolio of operating properties from September 30, 2018 to September 30, 2019:

	Number of Buildings	Rentable Square Feet
Total as of September 30, 2018	104	13,891,493
Acquisitions	1	110,030
Completed development properties placed in-service	1	377,152
Dispositions and properties held for sale at September 30, 2019	(13)	(1,127,900)
Remeasurement	—	71,437
Total as of September 30, 2019 (1)	93	13,322,212
________________________

(1)
Includes four properties owned by consolidated property partnerships (see Note 1 “Organization, Ownership and Basis of Presentation” to our consolidated financial statements included in this report for additional information)

Occupancy Information

The following tables set forth certain information regarding our stabilized portfolio:

Region	Number of Buildings	Rentable Square Feet	Occupancy at (1)
			9/30/2019	6/30/2019	12/31/2018
Greater Los Angeles	32	3,872,399	95.1%	94.8%	95.1%
San Diego County	21	2,048,483	90.4%	90.2%	89.3%
San Francisco Bay Area	32	5,599,540	89.1%	94.5%	96.4%
Greater Seattle	8	1,801,790	97.2%	97.6%	93.6%
Total Stabilized Portfolio	93	13,322,212	92.1%	93.8%	94.4%

	Average Occupancy
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stabilized Portfolio(1)	93.2%	92.9%	93.3%	94.1%
Same Store Portfolio(2)	94.0%	93.0%	93.7%	94.3%
Stabilized Residential Portfolio(3)	87.8%	83.1%	78.5%	83.3%
________________________

(1)	Occupancy percentages reported are based on our stabilized office portfolio as of the end of the period presented.

(2)
Occupancy percentages reported are based on office properties owned and stabilized as of January 1, 2018 and still owned and stabilized as of September 30, 2019 and exclude our residential tower. See discussion under “Results of Operations” for additional information.

(3)	Our residential portfolio consists of our 200-unit residential tower located in Hollywood, California and excludes 237 recently completed residential units that are not yet stabilized.

Significant Tenants

The following table sets forth information about our fifteen largest tenants based upon annualized base rental revenues, as defined below, as of September 30, 2019:

Tenant Name	Region	Annualized Base Rental Revenue(1)(2)	Rentable Square Feet	Percentage of Total Annualized Base Rental Revenue(2)	Percentage of Total Rentable Square Feet
LinkedIn Corporation / Microsoft Corporation	San Francisco Bay Area	$29,752	663,460	4.9%	5.0%
Dropbox, Inc.(3)	San Francisco Bay Area	29,088	393,091	4.8%	3.0%
Adobe Systems Inc.	San Francisco Bay Area / Greater Seattle	27,897	513,111	4.6%	3.9%
salesforce.com, inc.	San Francisco Bay Area	24,076	451,763	4.0%	3.4%
DIRECTV, LLC	Greater Los Angeles	23,152	684,411	3.8%	5.1%
Box, Inc.	San Francisco Bay Area	22,441	371,792	3.7%	2.8%
Okta, Inc.	San Francisco Bay Area	17,122	207,066	2.8%	1.6%
Riot Games, Inc.	Greater Los Angeles	15,514	251,509	2.6%	1.9%
Synopsys, Inc.	San Francisco Bay Area	15,492	340,913	2.6%	2.6%
Viacom International, Inc.	Greater Los Angeles	13,718	211,343	2.3%	1.6%
Amazon.com	Greater Seattle	12,492	277,399	2.1%	2.1%
Nektar Therapeutics, Inc.	San Francisco Bay Area	12,297	135,350	2.0%	1.0%
Concur Technologies	Greater Seattle	10,643	288,322	1.8%	2.2%
Splunk, Inc.	San Francisco Bay Area	10,323	100,850	1.7%	0.8%
Cisco Systems, Inc.	San Francisco Bay Area	9,830	144,306	1.6%	1.1%

Total Top Fifteen Tenants		$273,837	5,034,686	45.3%	38.1%

________________________

(1)	Includes 100% of annualized base rental revenues of consolidated property partnerships.

(2)
Annualized base rental revenue includes the impact of straight-lining rent escalations and the amortization of free rent periods and excludes the impact of the following: amortization of deferred revenue related tenant-funded tenant improvements, amortization of above/below market rents, amortization for lease incentives due under existing leases, and expense reimbursement revenue. Excludes month-to-month leases and vacant space as of September 30, 2019.

(3)
During the nine months ended September 30, 2019, the Company completed construction and commenced revenue recognition on its lease with Dropbox, Inc. for the first phase of The Exchange on 16th, which represents approximately 52% of the 750,000 square foot development project located in San Francisco’s Mission Bay district. As revenue recognition commences on the remaining phases, Dropbox, Inc. will become the Company’s largest tenant based on current leases.

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

Management further evaluates Net Operating Income by evaluating the performance from the following property groups:

•
Same Store Properties – includes the consolidated results of all of the properties that were owned and included in our stabilized portfolio for two comparable reporting periods, i.e., owned and included in our stabilized portfolio as of January 1, 2018 and still owned and included in the stabilized portfolio as of September 30, 2019, including our residential tower in Hollywood, California;

•
Development Properties – includes the results generated by our in-process development projects, future development projects and stabilized development projects, including one office and one retail property in the tenant improvement phase that commenced revenue recognition in the second quarter of 2019, one office development project that was added to the stabilized portfolio in the second quarter of 2019, and the first phase of our residential development project that was completed in the third quarter of 2019;

•	Acquisition Properties – includes the results, from the dates of acquisition through the periods presented, for the four office buildings we acquired during 2018; and

•
Disposition & Held for Sale Properties – includes the results of the 11 properties disposed of in the fourth quarter of 2018, the one property disposed of in the second quarter of 2019, and the one property held for sale as of September 30, 2019.

The following table sets forth certain information regarding the property groups within our stabilized office portfolio as of September 30, 2019:

Group	# of Buildings	Rentable Square Feet
Same Store Properties	88	12,672,292
Development Properties - Stabilized (1)	1	394,340
Acquisition Properties	4	255,580
Total Stabilized Office Portfolio	93	13,322,212
_______________________

(1)	Excludes development projects in the tenant improvement phase, our in-process development projects and future development projects.

Comparison of the Three Months Ended September 30, 2019 to the Three Months Ended September 30, 2018

The following table summarizes our Net Operating Income, as defined, for our total portfolio for the three months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2019	2018
	($ in thousands)
Reconciliation of Net Income Available to Common Stockholders to Net Operating Income, as defined:
Net Income Available to Common Stockholders	$43,846	$34,400	$9,446	27.5%
Net income attributable to noncontrolling common units of the Operating Partnership	852	691	161	23.3%
Net income attributable to noncontrolling interests in consolidated property partnerships	3,600	3,219	381	11.8%
Net income	$48,298	$38,310	$9,988	26.1%
Unallocated expense (income):
General and administrative expenses	22,576	19,277	3,299	17.1%
Leasing costs	1,192	—	1,192	100.0%
Depreciation and amortization	69,230	62,700	6,530	10.4%
Interest income and other net investment gain	(761)	(342)	(419)	122.5%
Interest expense	11,635	11,075	560	5.1%
Net Operating Income, as defined	$152,170	$131,020	$21,150	16.1%

The following tables summarize our Net Operating Income, as defined, for our total portfolio for the three months ended September 30, 2019 and 2018.

	Three Months Ended September 30,
	2019					2018
	Same Store	Develop-ment	Acquisi-tion	Disposi-tion & Held for Sale	Total	Same Store	Develop-ment	Acquisi-tion	Disposi-tion & Held for Sale	Total
	(in thousands)
Operating revenues:
Rental income	$184,614	$19,488	$6,384	$1,835	$212,321	$151,352	$—	$1,660	$9,276	$162,288
Tenant reimbursements	—	—	—	—	—	19,655	—	326	1,773	21,754
Other property income	2,705	377	—	122	3,204	2,397	—	—	123	2,520
Total	187,319	19,865	6,384	1,957	215,525	173,404	—	1,986	11,172	186,562
Property and related expenses:
Property expenses	36,750	3,298	652	608	41,308	32,386	170	136	2,471	35,163
Real estate taxes	16,309	2,647	751	291	19,998	15,874	128	309	1,151	17,462
Provision for bad debts	—	—	—	—	—	1,452	—	—	(114)	1,338
Ground leases	2,049	—	—	—	2,049	1,579	—	—	—	1,579
Total	55,108	5,945	1,403	899	63,355	51,291	298	445	3,508	55,542
Net Operating Income, as defined	$132,211	$13,920	$4,981	$1,058	$152,170	$122,113	$(298)	$1,541	$7,664	$131,020

	Three Months Ended September 30, 2019 as compared to the Three Months Ended September 30, 2018
	Same Store		Development		Acquisition		Disposition & Held for Sale		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income	$33,262	22.0%	$19,488	100.0%	$4,724	284.6%	$(7,441)	(80.2)%	$50,033	30.8%
Tenant reimbursements	(19,655)	(100.0)%	—	—%	(326)	(100.0)%	(1,773)	(100.0)%	(21,754)	(100.0)%
Other property income	308	12.8%	377	100.0%	—	—%	(1)	(0.8)%	684	27.1%
Total	13,915	8.0%	19,865	100.0%	4,398	221.5%	(9,215)	(82.5)%	28,963	15.5%
Property and related expenses:
Property expenses	4,364	13.5%	3,128	NM*	516	379.4%	(1,863)	(75.4)%	6,145	17.5%
Real estate taxes	435	2.7%	2,519	NM*	442	143.0%	(860)	(74.7)%	2,536	14.5%
Provision for bad debts	(1,452)	(100.0)%	—	—%	—	—%	114	(100.0)%	(1,338)	(100.0)%
Ground leases	470	29.8%	—	—%	—	—%	—	—%	470	29.8%
Total	3,817	7.4%	5,647	NM*	958	215.3%	(2,609)	(74.4)%	7,813	14.1%
Net Operating Income, as defined	$10,098	8.3%	$14,218	NM*	$3,440	223.2%	$(6,606)	(86.2)%	$21,150	16.1%
________________________

*	Percentage not meaningful.

The Company adopted Topic 842 on January 1, 2019 which resulted in rental revenues, tenant reimbursements, provision for/recoveries of bad debts, and lease termination fees being presented as one single component in rental income. The presentation changes required by Topic 842 were adopted prospectively with no restatement of previously reported periods required.

Net Operating Income increased $21.2 million, or 16.1%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 resulting from:

•	An increase of $10.1 million attributable to the Same Store Properties driven by the following activity:

•	An increase in total operating revenues of $13.9 million primarily due to:

•	$8.0 million increase from new leases and renewals at higher rates primarily in the San Francisco Bay Area, Greater Los Angeles and Greater Seattle regions;

•	$4.9 million increase in the tenant reimbursement component of rental income primarily due to the following:

•
$3.5 million increase due to the adoption of Topic 842 on January 1, 2019, resulting in the gross-up of tenant direct billbacks, which were previously presented net in property expenses. These billbacks are also included in property expenses and have no net impact on net operating income; and

•	$1.3 million increase due to tenant recoveries of the new Proposition C gross receipts tax for San Francisco effective January 1, 2019; and

•
$1.1 million increase in parking revenue primarily due to higher monthly tenant parking revenue at three properties and higher non-tenant and transient parking income primarily at three other properties;

•	An increase in property and related expenses of $3.8 million primarily due to the following:

•	$4.4 million increase in property expenses primarily due to the following:

•
$3.5 million increase due to the adoption of Topic 842 on January 1, 2019, resulting in the gross-up of tenant direct billbacks, which were previously presented net in property expenses. These billbacks are also included in operating revenues and have no net impact on net operating income;

•	$1.3 million increase due to the new Proposition C gross receipts tax in the San Francisco Bay Area passed through to tenants which became effective on January 1, 2019; partially offset by

•
$0.3 million net decrease due to a $0.6 million decrease in reimbursable expenses such as janitorial, engineering, repairs and maintenance, and various other recurring expenses partially offset by $0.3 million increase in non-reimbursable expenses due to higher property management costs;

•	$0.4 million increase in property taxes primarily due to the following:

•	$0.7 million increase due to higher supplemental taxes for one property in Greater Los Angeles;

•	$0.2 million increase in annual property taxes across the portfolio except in the Greater Seattle region; partially offset by

•
$0.5 million decrease in property taxes due to the adoption of Topic 842 on January 1, 2019 which resulted in property taxes related to properties where the Company is the lessee under a ground lease to be presented in ground lease expense;

•
$0.5 million increase in ground leases primarily due to the adoption of Topic 842 on January 1, 2019, which resulted in property taxes related to properties where the Company is the lessee under a ground lease to be presented in ground lease expense; partially offset by

•
$1.5 million decrease in provision for bad debts due to a provision recorded in 2018 related primarily to one tenant. The provision for bad debts was included in operating expenses prior to the adoption of ASC 842 on January 1, 2019;

•	An increase in Net Operating Income of $14.2 million attributable to the Development Properties;

•	An increase in Net Operating Income of $3.4 million attributable to the Acquisition Properties; and

•	A decrease in Net Operating Income of $6.6 million attributable to the Disposition Properties.

Other Expenses and Income

General and Administrative Expenses

General and administrative expenses increased by approximately $3.3 million, or 17.1%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily related to severance and other compensation and benefit related costs.

Leasing Costs

Effective January 1, 2019, the Company adopted Topic 842 and expensed $1.2 million of indirect leasing costs during the three months ended September 30, 2019. Amounts in prior periods were capitalized under previous accounting guidance.

Depreciation and Amortization

Depreciation and amortization increased $6.5 million, or 10.4%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to the following:

•	An increase of $2.4 million attributable to the Same Store Properties;

•	An increase of $4.5 million attributable to the Development Properties; and

•	An increase of $2.9 million attributable to the Acquisition Properties; partially offset by

•	A decrease of $3.3 million attributable to the Disposition & Held for Sale Properties.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts/premiums and deferred financing cost amortization, and capitalized interest, including capitalized debt discounts/premiums and deferred financing cost amortization, for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018	Dollar Change	Percentage Change
	(in thousands)
Gross interest expense	$32,220	$30,231	$1,989	6.6%
Capitalized interest and deferred financing costs	(20,585)	(19,156)	(1,429)	7.5%
Interest expense	$11,635	$11,075	$560	5.1%

Gross interest expense, before the effect of capitalized interest and deferred financing costs, increased $2.0 million, or 6.6%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 due to an increase in our average debt balance for the three months ended September 30, 2019.

Capitalized interest and deferred financing costs increased $1.4 million, or 7.5%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to an increase in the average development asset balances qualifying for interest capitalization during the three months ended September 30, 2019. During the three months ended September 30, 2019 and 2018, we capitalized interest on in-process development projects and future development pipeline projects with an average aggregate cost basis of approximately $2.0 billion and $1.8 billion, respectively.

Net Income Attributable to Noncontrolling Interests in Consolidated Property Partnerships

Net income attributable to noncontrolling interests in consolidated property partnerships increased by $0.4 million or 11.8% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to higher occupancy at one property held in a property partnership in 2019. The amounts reported for the three months ended September 30, 2019 and 2018 are comprised of the noncontrolling interests’ share of net income for 100 First Street Member, LLC (“100 First LLC”), 303 Second Street Member (“303 Second LLC”) and Redwood City Partners, LLC (“Redwood LLC”).

Comparison of the Nine Months Ended September 30, 2019 to the Nine Months Ended September 30, 2018

The following table summarizes our Net Operating Income, as defined, for our total portfolio for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2019	2018
	($ in thousands)
Reconciliation of Net Income Available to Common Stockholders to Net Operating Income, as defined:
Net Income Available to Common Stockholders	$122,943	$98,195	$24,748	25.2%
Net income attributable to noncontrolling common units of the Operating Partnership	2,423	2,008	415	20.7%
Net income attributable to noncontrolling interests in consolidated property partnerships	11,941	10,833	1,108	10.2%
Net income	$137,307	$111,036	$26,271	23.7%
Unallocated expense (income):
General and administrative expenses	65,774	56,599	9,175	16.2%
Leasing Costs	5,599	—	5,599	100.0%
Depreciation and amortization	203,617	189,421	14,196	7.5%
Interest income and other net investment gains	(3,205)	(1,147)	(2,058)	179.4%
Interest expense	34,605	37,285	(2,680)	(7.2)%
Gains on sales of depreciable operating properties	(7,169)	—	(7,169)	(100.0)%
Net Operating Income, as defined	$436,528	$393,194	$43,334	11.0%

The following tables summarize our Net Operating Income, as defined, for our total portfolio for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,
	2019					2018
	Same Store	Develop-ment	Acquisi-tion	Disposi-tion & Held for Sale	Total	Same Store	Develop-ment	Acquisi-tion	Disposi-tion & Held for Sale	Total
	(in thousands)
Operating revenues:
Rental income	$544,300	$36,683	$20,839	$7,510	$609,332	$458,013	$—	$4,496	$27,165	$489,674
Tenant reimbursements	—	—	—	—	—	54,751	—	911	4,809	60,471
Other property income	6,707	697	—	483	7,887	6,078	—	—	233	6,311
Total	551,007	37,380	20,839	7,993	617,219	518,842	—	5,407	32,207	556,456
Property and related expenses:
Property expenses	107,765	5,968	2,087	2,173	117,993	91,806	242	387	6,966	99,401
Real estate taxes	48,950	4,412	2,287	914	56,563	47,745	598	751	3,327	52,421
Provision for bad debts	—	—	—	—	—	6,550	—	—	164	6,714
Ground leases	6,135	—	—	—	6,135	4,726	—	—	—	4,726
Total	162,850	10,380	4,374	3,087	180,691	150,827	840	1,138	10,457	163,262
Net Operating Income, as defined	$388,157	$27,000	$16,465	$4,906	$436,528	$368,015	$(840)	$4,269	$21,750	$393,194

	Nine Months Ended September 30, 2019 as compared to the Nine Months Ended September 30, 2018
	Same Store		Development		Acquisition		Disposition & Held for Sale		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income	$86,287	18.8%	$36,683	100.0%	$16,343	363.5%	$(19,655)	(72.4)%	$119,658	24.4%
Tenant reimbursements	(54,751)	(100.0)%	—	—%	(911)	(100.0)%	(4,809)	(100.0)%	(60,471)	(100.0)%
Other property income	629	10.3%	697	100.0%	—	—%	250	107.3%	1,576	25.0%
Total	32,165	6.2%	37,380	100.0%	15,432	285.4%	(24,214)	(75.2)%	60,763	10.9%
Property and related expenses:
Property expenses	15,959	17.4%	5,726	NM*	1,700	439.3%	(4,793)	(68.8)%	18,592	18.7%
Real estate taxes	1,205	2.5%	3,814	637.8%	1,536	204.5%	(2,413)	(72.5)%	4,142	7.9%
Provision for bad debts	(6,550)	(100.0)%	—	—%	—	—%	(164)	(100.0)%	(6,714)	(100.0)%
Ground leases	1,409	29.8%	—	—%	—	—%	—	—%	1,409	29.8%
Total	12,023	8.0%	9,540	NM*	3,236	284.4%	(7,370)	(70.5)%	17,429	10.7%
Net Operating Income, as defined	$20,142	5.5%	$27,840	NM*	$12,196	285.7%	$(16,844)	(77.4)%	$43,334	11.0%
________________________

*	Percentage not meaningful.

The Company adopted Topic 842 on January 1, 2019 which resulted in rental revenues, tenant reimbursements, provision for/recoveries of bad debts, and lease termination fees being presented as one single component in rental income. The presentation changes required by Topic 842 were adopted prospectively with no restatement of previously reported periods required.

Net Operating Income increased $43.3 million, or 11.0%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 primarily resulting from:

•	An increase of $20.1 million attributable to the Same Store Properties primarily resulting from:

•	An increase in total operating revenues of $32.2 million primarily due to:

•	$11.9 million increase from new leases and renewals at higher rates primarily in the San Francisco Bay Area and Greater Los Angeles regions;

•	$15.7 million increase in the tenant reimbursement component of rental income due to the following:

•
$9.0 million increase due to the adoption of Topic 842 on January 1, 2019, resulting in the gross-up of tenant direct billbacks, which were previously presented net in property expenses. These billbacks are also included in property expenses and have no net impact on net operating income;

•	$4.0 million increase due to tenant recoveries of the new Proposition C gross receipts tax for San Francisco effective January 1, 2019;

•	$1.5 million increase due to higher recoveries of recurring expenses related to property taxes, security, repairs and maintenance, and various other recurring expenses at certain properties;

•
$0.9 million increase due to new triple net tenants in the Greater Seattle region which replaced prior year base year tenants, offset by a decrease due to one tenant in the San Francisco Bay Area paying for expenses directly; and

•	$0.3 million increase due to lower abated tenant reimbursements and various other adjustments;

•
$2.9 million net increase primarily due to a $4.2 million reversal of provision for bad debts related to the improved credit quality of a tenant for which the Company recorded a bad debt reserve in 2018, partially offset by $1.3 million of provision for bad debts recorded for other tenants during the nine months ended September 30, 2019. The provision for bad debts is included in rental income beginning January 1, 2019 in connection with the adoption of ASC 842; and

•	$1.6 million increase due to higher parking income resulting from higher tenant parking primarily at five properties;

•	An increase in property and related expenses of $12.0 million primarily due to the following:

•	$16.0 million increase in property expenses primarily due to the following:

•
$9.0 million increase due to the adoption of Topic 842 on January 1, 2019, resulting in the gross-up of tenant direct billbacks, which were previously presented net in property expenses. These billbacks are also included in operating revenues and have no net impact on net operating income;

•	$4.0 million increase due to the new Proposition C gross receipts tax in San Francisco passed through to tenants which became effective on January 1, 2019; and

•
$2.0 million increase in reimbursable expenses such as utilities, security, contract services, repairs and maintenance, and various other recurring expenses and a $0.5 million increase in non-reimbursable expenses primarily due to higher property management costs;

•	$1.2 million increase in real estate taxes primarily comprised of:

•	$1.8 million increase due to higher supplemental taxes assessed in 2019 for the 2016 to 2019 tax years at two properties in the Greater Los Angeles area; and

•	$0.5 million increase due to regular annual increases at various properties across the portfolio; partially offset by

•
$1.4 million decrease due to the adoption of Topic 842 on January 1, 2019, which resulted in property taxes related to our four ground leases where the Company is the lessee to be presented in ground lease expense;

•
$1.4 million increase in ground leases primarily due to the adoption of Topic 842 on January 1, 2019, which resulted in property taxes related to properties where the Company is the lessee under a ground lease to be presented in ground lease expense; partially offset by

•
$6.6 million decrease in provision for bad debts due to 2018 reserves primarily related to one tenant. The provision for bad debts was included in operating expenses prior to the adoption of ASC 842 on January 1, 2019;

•	An increase of $27.8 million attributable to the Development Properties; and

•	An increase of $12.2 million attributable to the Acquisition Properties; partially offset by

•	A decrease of $16.8 million attributable to the Disposition & Held for Sale Properties.

Other Expenses and Income

General and Administrative Expenses

General and administrative expenses increased $9.2 million, or 16.2%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to the following:

•	An increase of approximately $9.1 million primarily related to severance and other compensation and benefit related costs;

•	An increase of $1.9 million attributable to compensation expense related to the mark-to-market adjustment for the Company’s deferred compensation plan; partially offset by

•	A net decrease of $1.8 million due to lower legal costs incurred in 2019 compared to 2018, partially offset by an increase in other general and administrative expenses.

Leasing Costs

Effective January 1, 2019, the Company adopted Topic 842 and expensed $5.6 million of indirect leasing costs during the nine months ended September 30, 2019. Amounts in prior periods were capitalized under previous accounting guidance.

Depreciation and Amortization

Depreciation and amortization increased $14.2 million, or 7.5%, for the nine months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to the following:

•	An increase of $5.3 million attributable to the Same Store Properties;

•	An increase of $8.3 million attributable to the Development Properties; and

•	An increase of $9.4 million attributable to the Acquisition Properties; partially offset by

•	A decrease of $8.8 million attributable to the Disposition & Held for Sale Properties.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts/premiums and deferred financing cost amortization, and capitalized interest, including capitalized debt discounts/premiums and deferred financing cost amortization for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018	Dollar Change	Percentage Change
	(in thousands)
Gross interest expense	$95,507	$85,834	$9,673	11.3%
Capitalized interest and deferred financing costs	(60,902)	(48,549)	(12,353)	25.4%
Interest expense	$34,605	$37,285	$(2,680)	(7.2)%

Gross interest expense, before the effect of capitalized interest and deferred financing costs, increased $9.7 million or 11.3% for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 due to an increase in our average debt balance for the nine months ended September 30, 2019.

Capitalized interest and deferred financing costs increased $12.4 million or 25.4%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to an increase in the average development asset balances qualifying for interest capitalization for the nine months ended September 30, 2019. During the nine months ended September 30, 2019 and 2018, we capitalized interest on in-process development projects and future development pipeline projects with an average aggregate cost basis of approximately $1.9 billion and $1.5 billion, respectively.

Net Income Attributable to Noncontrolling Interests in Consolidated Property Partnerships

Net income attributable to noncontrolling interests in consolidated property partnerships increased $1.1 million or 10.2% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to higher occupancy at one property held in a property partnership in 2019. The amounts reported for the nine months ended September 30, 2019 and 2018 are comprised of the noncontrolling interests’ share of net income for 100 First Street Member, LLC (“100 First LLC”), 303 Second Street Member (“303 Second LLC”) and Redwood City Partners, LLC (“Redwood LLC”).

Liquidity and Capital Resources of the Company

In this “Liquidity and Capital Resources of the Company” section, the term the “Company” refers only to Kilroy Realty Corporation on an unconsolidated basis and excludes the Operating Partnership and all other subsidiaries.

The Company’s business is operated primarily through the Operating Partnership. Distributions from the Operating Partnership are the Company’s primary source of capital. The Company believes the Operating Partnership’s sources of working capital, specifically its cash flow from operations and borrowings available under its unsecured revolving credit facility and funds from its capital recycling program, including strategic ventures, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its common stockholders for the next twelve months. Cash flows from operating activities generated by the Operating Partnership for the nine months ended September 30, 2019 were sufficient to cover the Company’s payment of cash dividends to its stockholders. However, there can be no assurance that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distributions to the Company. The unavailability of capital could adversely affect the Operating Partnership’s ability to make distributions to the Company, which would in turn, adversely affect the Company’s ability to pay cash dividends to its stockholders.

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

On September 11, 2019, the Board of Directors declared a regular quarterly cash dividend of $0.485. The regular quarterly cash dividend is payable to stockholders of record on September 30, 2019 and a corresponding cash distribution of $0.485 per Operating Partnership unit is payable to holders of the Operating Partnership’s common limited partnership interests of record on September 30, 2019, including those owned by the Company. The total cash quarterly dividends and distributions paid on October 16, 2019 were $52.4 million.

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

Capitalization

As of September 30, 2019, our total debt as a percentage of total market capitalization was 28.4%, which was calculated based on the closing price per share of the Company’s common stock of $77.89 on September 30, 2019 as shown in the following table:

	Shares/Units at September 30, 2019	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
	($ in thousands)
Debt: (1)(2)
Unsecured Term Loan Facility		$150,000	1.3%
Unsecured Senior Notes due 2023		300,000	2.6%
Unsecured Senior Notes due 2024		425,000	3.6%
Unsecured Senior Notes due 2025		400,000	3.4%
Unsecured Senior Notes Series A & B due 2026		250,000	2.1%
Unsecured Senior Notes due 2028		400,000	3.4%
Unsecured Senior Notes due 2029		400,000	3.4%
Unsecured Senior Notes Series A & B due 2027 & 2029		250,000	2.1%
Unsecured Senior Notes due 2030		500,000	4.3%
Secured debt		259,967	2.2%
Total debt		$3,334,967	28.4%
Equity and Noncontrolling Interest in the Operating Partnership: (3)
Common limited partnership units outstanding (4)	2,023,287	$157,594	1.3%
Common shares outstanding (5)	106,011,916	8,257,268	70.3%
Total equity and noncontrolling interest in the Operating Partnership		$8,414,862	71.6%
Total Market Capitalization		$11,749,829	100.0%
________________________

(1)
Represents gross aggregate principal amount due at maturity before the effect of the following at September 30, 2019: $21.1 million of unamortized deferred financing costs on the unsecured term loan facility, unsecured senior notes, and secured debt and $6.7 million of unamortized discounts for the unsecured senior notes.

(2)	As of September 30, 2019, there was no outstanding balance on the unsecured revolving credit facility.

(3)	Value based on closing price per share of our common stock of $77.89 as of September 30, 2019.

(4)	Includes common units of the Operating Partnership not owned by the Company; does not include noncontrolling interests in consolidated property partnerships.

(5)	Shares of common stock outstanding exclude 1,201,204 shares of common stock sold under forward equity sale agreements that remain to be settled as of September 30, 2019.

Liquidity and Capital Resources of the Operating Partnership

In this “Liquidity and Capital Resources of the Operating Partnership” section, the terms “we,” “our,” and “us” refer to the Operating Partnership or the Operating Partnership and the Company together, as the context requires.

General

Our primary liquidity sources and uses are as follows:

Liquidity Sources

•	Net cash flow from operations;

•	Borrowings under the Operating Partnership’s unsecured revolving credit facility and term loan facility;

•	Proceeds from our capital recycling program, including the disposition of less strategic or core assets and the formation of strategic ventures;

•	Proceeds from additional secured or unsecured debt financings; and

•	Proceeds from public or private issuance of debt, equity or preferred equity securities.

Liquidity Uses

•	Development and redevelopment costs;

•	Operating property or undeveloped land acquisitions;

•	Property operating and corporate expenses;

•	Capital expenditures, tenant improvement and leasing costs;

•	Debt service and principal payments, including debt maturities;

•	Distributions to common and preferred security holders;

•	Repurchases and redemptions of outstanding common stock of the Company; and

•	Outstanding debt repurchases, redemptions and repayments.

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

Liquidity Sources

Unsecured Revolving Credit Facility and Term Loan Facility

The following table summarizes the balance and terms of our unsecured revolving credit facility as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(in thousands)
Outstanding borrowings	$—	$45,000
Remaining borrowing capacity	750,000	705,000
Total borrowing capacity (1)	$750,000	$750,000
Interest rate (2)	3.02%	3.48%
Facility fee-annual rate (3)	0.200%
Maturity date	July 2022
________________________

(1)
We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $600.0 million under an accordion feature under the terms of the unsecured revolving credit facility and unsecured term loan facility.

(2)	Our unsecured revolving credit facility interest rate was calculated based the contractual rate of LIBOR plus 1.000% as of September 30, 2019 and December 31, 2018.

(3)
Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of September 30, 2019 and December 31, 2018, $3.7 million and $4.7 million of unamortized deferred financing costs, respectively, which are included in prepaid expenses and other assets, net on our consolidated balance sheets, remained to be amortized through the maturity date of our unsecured revolving credit facility.

We intend to borrow under the unsecured revolving credit facility as necessary for general corporate purposes, to finance development and redevelopment expenditures, to fund potential acquisitions and to potentially repay long-term debt.

The following table summarizes the balance and terms of our unsecured term loan facility as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(in thousands)
Outstanding borrowings	$150,000	$150,000
Remaining borrowing capacity	—	—
Total borrowing capacity (1)	$150,000	$150,000
Interest rate (2)	3.13%	3.49%
Undrawn facility fee-annual rate (3)	0.200%
Maturity date	July 2022
________________________

(1)
As of September 30, 2019 and December 31, 2018, $0.7 million and $0.9 million of unamortized deferred financing costs, respectively, remained to be amortized through the maturity date of our unsecured term loan facility.

(2)	Our unsecured term loan facility interest rate was calculated based on the contractual rate of LIBOR plus 1.100% as of September 30, 2019 and December 31, 2018.

(3)	Prior to borrowing the full capacity of our unsecured term loan facility, the undrawn facility fee was calculated based on any unused borrowing capacity and was paid on a quarterly basis.

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

In connection with our capital recycling strategy, during the nine months ended September 30, 2019, we completed the sale of one operating property to an unaffiliated third party for gross proceeds of $18.3 million. As of September 30, 2019, we had one operating property held for sale with an expected sales price of $115.5 million. The sale of this property is expected to close in the fourth quarter of 2019 and the Company does not anticipate any additional dispositions during 2019. However, any potential future disposition transactions and the timing of any potential future capital recycling transactions will depend on market conditions and other factors, including but not limited to our capital needs and our ability to defer some or all of the taxable gains on the sales. In addition, we cannot assure you that we will dispose of any additional properties, or that we will be able to identify and complete the acquisitions of suitable replacement properties to effect Section 1031 Exchanges to defer some or all of the taxable gains related to our capital recycling program.

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

During the nine months ended September 30, 2019, we executed 12-month forward equity sale agreements with financial institutions acting as forward purchasers under our at-the-market stock offering program to sell 1,201,204 shares of common stock at a weighted average sales price of $75.92 per share before underwriting discounts, commissions and offering expenses. The Company did not receive any proceeds from the sale of its common shares by the forward purchasers. The Company currently expects to fully physically settle the forward equity sale agreements and receive cash proceeds upon one or more settlement dates, at the Company’s discretion, prior to the final settlement dates under the forward equity sale agreements in March and April 2020, in which case we expect to receive aggregate net cash proceeds at settlement equal to the number of shares specified in such forward equity sale agreement multiplied by the relevant forward price per share. The weighted average forward sale price that we expect to receive upon physical settlement of the agreements will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers’ stock borrowing costs and (iii) scheduled dividends during the term of the agreements. We have not settled any portion of these forward equity sale agreements as of the date of this filing. Upon physical settlement, the Company will contribute the net proceeds from the issuance of shares of our common stock to the Operating Partnership in exchange for an equal number of units in the Operating Partnership.

Since commencement of the program, we have completed sales of 447,466 shares of common stock through September 30, 2019 and 1,201,204 shares have been sold by forward purchasers under forward equity sale agreements, which have not been settled as of the date of this filing. We did not settle any forward sales of common stock under our at-the-market program during the nine months ended September 30, 2019 and as of September 30, 2019 approximately $375.0 million remains available to be sold under this program. Actual future sales will depend upon a variety of factors, including but not limited to, market conditions, the trading price of the Company’s common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

2018 Common Stock Forward Equity Sale Agreements

In July 2019, the Company physically settled the forward equity sale agreements entered into in August 2018 with certain financial institutions acting as forward purchasers in connection with an offering of 5,000,000 shares of common stock at an initial gross offering price of $360.5 million, or $72.10 per share, before underwriting discounts, commissions and offering expenses. Upon settlement, the Company issued 5,000,000 shares of common stock for net proceeds of $354.3 million and contributed the net proceeds to the Operating Partnership in exchange for an equal number of units in the Operating Partnership.

Shelf Registration Statement

The Company is a well-known seasoned issuer and the Company and the Operating Partnership have an effective shelf registration statement that provides for the public offering and sale from time to time by the Company of its preferred stock, common stock, depository shares and guarantees of debt securities and by the Operating Partnership of its debt securities, in each case in unlimited amounts. The Company evaluates the capital markets on an ongoing basis for opportunities to raise capital, and, as circumstances warrant, the Company and the Operating Partnership may issue securities of all of these types in one or more offerings at any time and from time to time on an opportunistic basis, depending upon, among other things, market conditions, available pricing and capital needs. When the Company receives proceeds from the sales of its preferred or common stock, it generally contributes the net proceeds from those sales to the Operating Partnership in exchange for corresponding preferred or common partnership units of the Operating Partnership. The Operating Partnership may use these proceeds and proceeds from the sale of its debt securities to repay debt, including borrowings under its unsecured revolving credit facility, to develop new or existing properties, to make acquisitions of properties or portfolios of properties, or for general corporate purposes. On September 18, 2019, the Company filed with the Securities and Exchange Commission a shelf registration statement on Form S-3, which became immediately effective upon filing.

Unsecured Senior Notes

In September 2019, the Operating Partnership issued $500.0 million of aggregate principal amount of unsecured senior notes in a registered public offering. The outstanding balance of the unsecured senior notes is included in unsecured debt, net of an initial issuance discount of $0.6 million, on our consolidated balance sheets. The unsecured senior notes, which are scheduled to mature on February 15, 2030, require semi-annual interest payments each February and August based on a stated annual interest rate of 3.050%. The Operating Partnership may redeem the notes at any time prior to February 15, 2030, either in whole or in part, subject to the payment of an early redemption premium prior to a par call option period commencing three months prior to maturity.

Unsecured and Secured Debt

The aggregate principal amount of the unsecured debt and secured debt of the Operating Partnership outstanding as of September 30, 2019 was as follows:

Aggregate Principal Amount Outstanding
(in thousands)
Unsecured Term Loan Facility (1)	$150,000
Unsecured Senior Notes due 2023	300,000
Unsecured Senior Notes due 2024	425,000
Unsecured Senior Notes due 2025	400,000
Unsecured Senior Notes Series A & B due 2026	250,000
Unsecured Senior Notes due 2028	400,000
Unsecured Senior Notes due 2029	400,000
Unsecured Senior Notes Series A & B due 2027 & 2029	250,000
Unsecured Senior Notes due 2030	500,000
Secured Debt	259,967
Total Unsecured and Secured Debt	$3,334,967
Less: Unamortized Net Discounts and Deferred Financing Costs (2)	(27,731)
Total Debt, Net	$3,307,236
________________________

(1)	As of September 30, 2019, there was no outstanding balance on the unsecured revolving credit facility.

(2)
Includes $21.1 million of unamortized deferred financing costs on the unsecured term loan facility, unsecured senior notes, and secured debt and $6.7 million of unamortized discounts for the unsecured senior notes. Excludes unamortized deferred financing costs on the unsecured revolving credit facility.

Debt Composition

The composition of the Operating Partnership’s aggregate debt balances between secured and unsecured and fixed-rate and variable-rate debt as of September 30, 2019 and December 31, 2018 was as follows:

	Percentage of Total Debt (1)		Weighted Average Interest Rate(1)
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Secured vs. unsecured:
Unsecured (2)	92.2%	88.6%	3.9%	4.0%
Secured	7.8%	11.4%	3.9%	4.4%
Variable-rate vs. fixed-rate:
Variable-rate	4.5%	6.6%	3.1%	3.5%
Fixed-rate (2)	95.5%	93.4%	3.9%	4.1%
Stated rate (2)			3.9%	4.1%
GAAP effective rate (3)			3.9%	4.0%
GAAP effective rate including debt issuance costs			4.1%	4.2%
________________________

(1)	As of the end of the period presented.

(2)	Excludes the impact of the amortization of any debt discounts/premiums and deferred financing costs.

(3)	Includes the impact of the amortization of any debt discounts/premiums, excluding deferred financing costs.

Liquidity Uses

Contractual Obligations

Refer to our 2018 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside of the ordinary course of business, to these contractual obligations during the nine months ended September 30, 2019.

Other Liquidity Uses

Development

As of September 30, 2019, we had six development projects under construction.  These projects have a total estimated investment of approximately $2.2 billion of which we have incurred approximately $1.2 billion and committed an additional $885.0 million as of September 30, 2019, of which $116.0 million is expected to be spent through the end of 2019. In addition, as of September 30, 2019, we had two development projects in the tenant improvement phase. These projects have a total estimated investment of approximately $685.0 million of which we have incurred approximately $624.0 million, net of retention, and committed an additional $61.0 million as of September 30, 2019, of which $27.0 million is expected to be spent through the end of 2019. Furthermore, we currently believe we may spend up to $15.0 million on future development pipeline projects that we expect we may commence construction on throughout the remainder of 2019.  Ultimate timing of these expenditures may fluctuate given construction progress and leasing status of the projects.  We expect that any material additional development activities will be funded with borrowings under the unsecured revolving credit facility, the public or private issuance of debt or equity securities, the disposition of assets under our capital recycling program, or strategic venture opportunities.

Acquisitions

As discussed in the section “Factors That May Influence Future Results of Operations - Acquisitions,” we continue to evaluate strategic opportunities and remain a disciplined buyer of development and redevelopment opportunities as well as value-add operating properties, dependent on market conditions and business cycles, among other factors.  We continue to focus on growth opportunities in West Coast markets populated by knowledge and creative based tenants in a variety of industries, including technology, media, healthcare, life sciences, entertainment and professional services.  Any material acquisitions will be funded with borrowings under the unsecured revolving credit facility, the public or private issuance of debt or equity securities, the disposition of assets under our capital recycling program, the formation of strategic ventures or through the assumption of existing debt. During the nine months ended September 30, 2019, we acquired a 2.3-acre development site in San Diego, California for a cash purchase price of $40.0 million. As of September 30, 2019, we had $50.0 million of acquisition deposits related to the acquisition of a 158,000 square foot creative office campus in Culver City, California that were nonrefundable, subject to closing conditions required to be met by the seller. On October 15, 2019, the Company completed this acquisition for a total cash purchase price of $186.0 million.

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

Share Repurchases

On February 23, 2016, the Company’s Board of Directors approved a 4,000,000 share increase to the Company’s existing share repurchase program bringing the total current repurchase authorization to 4,988,025 shares. As of September 30, 2019, 4,935,826 shares remain eligible for repurchase under the Company’s share repurchase program. Under this program, repurchases may be made in open market transactions at prevailing prices or through privately negotiated transactions. We may elect to repurchase shares of our common stock under this program in the future depending upon various factors, including market conditions, the trading price of our common stock and our other uses of capital. This program does not have a termination date and repurchases may be discontinued at any time. We intend to fund repurchases, if any, primarily with the proceeds from property dispositions.

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

Debt Covenants

The unsecured revolving credit facility, unsecured term loan facility, unsecured term loan, unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key existing financial covenants and their covenant levels include:

Unsecured Credit and Term Loan Facility and Private Placement Notes (as defined in the applicable Credit Agreements):	Covenant Level	Actual Performance as of September 30, 2019
Total debt to total asset value	less than 60%	29%
Fixed charge coverage ratio	greater than 1.5x	3.3x
Unsecured debt ratio	greater than 1.67x	2.96x
Unencumbered asset pool debt service coverage	greater than 1.75x	3.99x

Unsecured Senior Notes due 2023, 2024, 2025, 2028, 2029 and 2030 (as defined in the applicable Indentures):
Total debt to total asset value	less than 60%	35%
Interest coverage	greater than 1.5x	10.9x
Secured debt to total asset value	less than 40%	3%
Unencumbered asset pool value to unsecured debt	greater than 150%	284%

The Operating Partnership was in compliance with all of its debt covenants as of September 30, 2019. Our current expectation is that the Operating Partnership will continue to meet the requirements of its debt covenants in both the short and long term. However, in the event of an economic slowdown or continued volatility in the credit markets, there is no certainty that the Operating Partnership will be able to continue to satisfy all of the covenant requirements.

Consolidated Historical Cash Flow Summary

The following summary discussion of our consolidated historical cash flow is based on the consolidated statements of cash flows in Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow for the periods presented below. Changes in our cash flow include changes in cash and cash equivalents and restricted cash. Our historical cash flow activity for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 is as follows:

	Nine Months Ended September 30,
	2019	2018	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$301,390	$317,215	$(15,825)	(5.0)%
Net cash used in investing activities	$(727,184)	$(805,400)	$78,216	9.7%
Net cash provided by financing activities	$558,680	$507,904	$50,776	10.0%

Operating Activities

Our cash flows from operating activities depends on numerous factors including the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, the level of operating expenses, the impact of property acquisitions, completed development projects and related financing activities, and other general and administrative costs. Our net cash provided by operating activities decreased by $15.8 million, or 5.0%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to free rent and beneficial occupancy periods for several tenants during the nine months ended September 30, 2019. See additional information under the caption “—Results of Operations.”

Investing Activities

Our cash flows from investing activities is generally used to fund development and operating property acquisitions, expenditures for development projects, and recurring and nonrecurring capital expenditures for our operating properties, net of proceeds received from dispositions of real estate assets. Our net cash used in investing activities decreased by $78.2 million, or 9.7%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to $90.0 million of expenditures for acquisitions during the nine months ended September 30, 2019 compared to $401.3 million of expenditures for acquisitions during the nine months ended September 30, 2018, partially offset by approximately $243.6 million of higher development expenditures during the nine months ended September 30, 2019.

Financing Activities

Our cash flows from financing activities is principally impacted by our capital raising activities, net of dividends and distributions paid to common and preferred security holders. Our net cash provided by financing activities increased by $50.8 million, or 10.0%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to the settlement of our August 2018 forward equity sale agreements and the issuance of our $500.0 million unsecured senior notes due 2030 during the nine months ended September 30, 2019 partially offset by higher repayments on our unsecured revolving credit facility during the nine months ended September 30, 2019.

Off-Balance Sheet Arrangements

As of September 30, 2019 and as of the date this report was filed, we did not have any off-balance sheet transactions, arrangements or obligations, including contingent obligations.

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

The following table presents our FFO for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Net income available to common stockholders	$43,846	$34,400	$122,943	$98,195
Adjustments:
Net income attributable to noncontrolling common units of the Operating Partnership	852	691	2,423	2,008
Net income attributable to noncontrolling interests in consolidated property partnerships	3,600	3,219	11,941	10,833
Depreciation and amortization of real estate assets	67,985	61,609	199,967	186,242
Gains on sales of depreciable real estate	—	—	(7,169)	—
Funds From Operations attributable to noncontrolling interests in consolidated property partnerships	(7,040)	(5,672)	(21,145)	(18,117)
Funds From Operations (1)(2)	$109,243	$94,247	$308,960	$279,161
________________________

(1)	Reported amounts are attributable to common stockholders, common unitholders and restricted stock unitholders.

(2)
FFO available to common stockholders and unitholders includes amortization of deferred revenue related to tenant-funded tenant improvements of $6.8 million and $4.8 million for the three months ended September 30, 2019 and 2018, respectively, and $14.9 million and $13.7 million for the nine months ended September 30, 2019 and 2018, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about our market risk is disclosed in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and is incorporated herein by reference. There have been no material changes for the three months ended September 30, 2019, to the information provided in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2019, the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

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

As required by SEC Rule 13a-15(b), the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of its general partner, of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2019, the end of the period covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of its general partner concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes that occurred during the quarter covered by this report in the Operating Partnership’s internal control over financial reporting identified in connection with the evaluation referenced above that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We and our properties are subject to routine litigation incidental to our business. These matters are generally covered by insurance. As of September 30, 2019, we are not a defendant in, and our properties are not subject to, any legal proceedings that we believe, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations or cash flows.

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

(a) Recent Sales of Unregistered Securities: None.

(b) Use of Proceeds from Registered Securities: None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

The table below reflects our purchases of common stock during each of the three months in the three-month period ended
September 30, 2019.

Period	Total Number of Shares of Stock Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs
July 1, 2019 - July 31, 2019	5,457	$76.75	—	—
August 1, 2019 - August 31, 2019	—	—	—	—
September 1, 2019 - September 30, 2019	15,811	77.90	—	—
Total	21,268	$77.60	—	—
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

10.1*†	Confidential Separation Agreement and Release of Claims by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Stephen A. Rosetta effective as of August 26, 2019

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty Corporation

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty Corporation

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty, L.P.

31.4*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty, L.P.

32.1*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty Corporation

32.2*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty Corporation

32.3*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty, L.P.

32.4*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty, L.P.

101.1
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to the Consolidated Financial Statements (unaudited).(1)

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 24, 2019.

KILROY REALTY CORPORATION

By:	/s/ John Kilroy
John Kilroy President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Tyler H. Rose
Tyler H. Rose Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Merryl E. Werber
Merryl E. Werber Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 24, 2019.

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