Form 10-K
period 2019-12-31
KILROY REALTY CORP; Kilroy Realty, L.P.
filed 2020-02-13
CIK 1025996, 1493976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Kilroy Realty, L.P.
☐	Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company
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
Kilroy Realty Corporation  Yes  ☐  No  ☒    Kilroy Realty, L. P.  Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting shares of common stock held by non-affiliates of Kilroy Realty Corporation was approximately $7,416,459,726 based on the quoted closing price on the New York Stock Exchange for such shares on June 30, 2019.

There is no public trading market for the common units of limited partnership interest of Kilroy Realty, L.P. As a result, the aggregate market value of the common units of limited partnership interest held by non-affiliates of Kilroy Realty, L.P. cannot be determined.

As of February 7, 2020, 106,167,149 shares of Kilroy Realty Corporation’s common stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Kilroy Realty Corporation’s Proxy Statement with respect to its 2020 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2019 of Kilroy Realty Corporation and Kilroy Realty, L.P. Unless stated otherwise or the context otherwise requires, references to “Kilroy Realty Corporation” or the “Company,” “we,” “our,” and “us” mean Kilroy Realty Corporation, a Maryland corporation, and its controlled and consolidated subsidiaries, and references to “Kilroy Realty, L.P.” or the “Operating Partnership” mean Kilroy Realty, L.P., a Delaware limited partnership, and its controlled and consolidated subsidiaries.

The Company is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of December 31, 2019, the Company owned an approximate 98.1% common general partnership interest in the Operating Partnership. The remaining approximate 1.9% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of the Company. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control and can cause it to enter into certain major transactions including acquisitions, dispositions, and refinancings and cause changes in its line of business, capital structure and distribution policies.

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

Our stabilized portfolio of operating properties was comprised of the following properties at December 31, 2019:

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied	Percentage Leased
Stabilized Office Properties	112	13,475,795	451	94.6%	97.0%

	Number of Buildings	Number of Units	2019 Average Occupancy
Stabilized Residential Property	1	200	82.4%

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

During the year ended December 31, 2019, we added one completed development project to our stabilized office portfolio consisting of 394,340 square feet in San Francisco, California. As of December 31, 2019, the following properties were excluded from our stabilized portfolio. We did not have any redevelopment properties or properties held for sale at December 31, 2019.

	Number of Properties/Projects	Estimated Rentable Square Feet (1) /Units
In-process development projects - tenant improvement (2)	2	846,000
In-process development projects - under construction (3)	6	2,291,000
Completed residential development project (4)	1	237 units
________________________

(1)	Estimated rentable square feet upon completion.

(2)	Includes 96,000 square feet of retail space.

(3)	In addition to the estimated office and life science rentable square feet noted above, development projects under construction also include 564 residential units.

(4)	Represents recently completed residential units not yet stabilized.

Our stabilized portfolio also excludes our future development pipeline, which as of December 31, 2019, was comprised of five future development sites, representing approximately 61 gross acres of undeveloped land.

As of December 31, 2019, all of our properties and development projects were owned and all of our business was conducted in the state of California with the exception of eight office properties, one development project under construction and one recently acquired future development project located in the state of Washington. All of our properties and development projects are 100% owned, excluding four office properties owned by three consolidated property partnerships, and two development projects held in Variable Interest Entities (“VIEs”) which we consolidated for financial reporting purposes (see Note 2 “Basis of Significant Accounting Policies” to our consolidated financial statements included in this report). The two VIEs were established to facilitate potential future transactions intended to qualify as a like-kind exchanges pursuant to Section 1031 of the Code (“Section 1031 Exchange”) to defer taxable gains on dispositions for federal and state income tax purposes. Two of the three consolidated property partnerships, 100 First Street Member, LLC (“100 First LLC”) and 303 Second Street Member, LLC (“303 Second LLC”), each owned one office property in San Francisco, California through subsidiary REITs. As of December 31, 2019, the Company owned a 56% common equity interest in both 100 First LLC and 303 Second LLC. The third consolidated property partnership, Redwood City Partners, LLC (“Redwood LLC”), owned two office properties in Redwood City, California. As of December 31, 2019, the Company owned an approximate 93% common equity interest in Redwood LLC. The remaining interests in all three property partnerships were owned by unrelated third parties. All three property partnerships are consolidated entities.

We own our interests in all of our real estate assets through the Operating Partnership and the Finance Partnership and generally conduct substantially all of our operations through the Operating Partnership of which we owned a 98.1% common general partnership interest as of December 31, 2019. The remaining 1.9% common limited partnership interest in the Operating Partnership as of December 31, 2019 was owned by non-affiliated investors and certain of our executive officers and directors. Kilroy Realty Finance, Inc., a wholly owned subsidiary of the Company, is the sole general partner of the Finance Partnership and owns a 1.0% common general partnership interest in the Finance Partnership. The Operating Partnership owns the remaining 99.0% common limited partnership interest. With the exception of the Operating Partnership and our consolidated property partnerships, all of our subsidiaries are wholly-owned.

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

“Net Operating Income” subsequent to the adoption of Financial Standards Accounting Board Accounting Standards Codification 842 (“Topic 842”) is defined as consolidated operating revenues (rental income and other property income) less consolidated operating expenses (property expenses, real estate taxes and ground leases). Prior to the adoption of Topic 842 we defined Net Operating Income as consolidated operating revenues (rental income, tenant reimbursements and other property income) less consolidated operating expenses (property expenses, real estate taxes, provision for bad debts and ground leases). “FFO” is Funds From Operations available to common stockholders and common unitholders calculated in accordance with the 2018 Restated White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Results of Operations” and “—Non-GAAP Supplemental Financial Measures: Funds From Operations” for a reconciliation of these measures to generally accepted accounting principles (“GAAP”) net income available to common stockholders.)

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

Development and Redevelopment Strategies.    We and our predecessors have developed office properties primarily located in California since 1947. As of December 31, 2019, we had two projects in the tenant improvement phase totaling approximately 846,000 square feet of office and retail space and six projects under construction totaling approximately 2.3 million square feet of office space and 564 residential units. In addition, our future development pipeline was comprised of five potential development sites representing approximately 61 gross acres of undeveloped land on which we believe we have the potential to develop over 6.0 million square feet of office, life science, laboratory, residential and retail space, depending upon economic conditions. Our strategy with respect to development is to:

•	own land sites in highly populated, amenity rich locations that are attractive to a broad array of tenants;

•	be the premier provider of modern and collaborative office and mixed-use projects on the West Coast with a focus on design and environment;

•	maintain a disciplined approach by commencing development when appropriate based on market conditions, focusing on pre-leasing, developing in stages or phasing, and cost control;

•	reinvest capital from dispositions of selective assets into new state-of-the-art development and acquisition opportunities with higher cash flow and rates of return or future redevelopment;

•	execute on our development projects under construction and future development pipeline, including expanding entitlements; and

•
evaluate redevelopment opportunities in supply-constrained markets because such efforts generally achieve similar returns to new development with reduced entitlement risk and shorter construction periods.

We may engage in the additional development or redevelopment of office, life science and mixed-use properties when market conditions support a favorable risk-adjusted return on such development or redevelopment. We expect that our significant working relationships with tenants, municipalities and landowners on the West Coast will give us further access to development and redevelopment opportunities. We cannot ensure that we will be able to successfully develop or redevelop any of our properties or that we will have access to additional development or redevelopment opportunities.

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

Financing Strategies.    Our financing policies and objectives are determined by our board of directors. Our goal is to limit our dependence on leverage and maintain a conservative ratio of debt-to-total market capitalization. As of December 31, 2019, our total debt as a percentage of total market capitalization was 28.3%, which was calculated based on the quoted closing price per share of the Company’s common stock of $83.90 on December 31, 2019 (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Company —Capitalization” for additional information). Our financing strategies include:

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

Sustainability Strategies. Our longstanding leadership in sustainability in real estate is globally recognized, and we have committed to achieving carbon neutral operations by year-end 2020. Our vision is a resilient portfolio that minimizes the environmental impact of the development and operation of our buildings while maximizing the health and productivity of our tenants, employees and communities as well as our financial returns. Management and our board of directors, through the Corporate Social Responsibility and Sustainability Committee established in April 2018, oversee and advance the Company’s corporate social responsibility and sustainability initiatives. They recognize that community engagement and sustainable operations benefit all of our constituencies and are key to preserving our Company’s value and credibility.

As a result of our commitment to sustainability, we have been ranked first in sustainability performance in North America in the Listed Office category by the Global Real Estate Sustainability Benchmark (“GRESB”) six times and have also earned the highly competitive GRESB “Green Star” designation in each of the last seven years for ranking in the top 25% of companies worldwide in sustainability performance. We have been recognized with the US EPA ENERGY STAR® Partner of the Year Sustained Excellence Award for the last five years, NAREIT’s Leader in the Light Award in the Listed Office category for the last six years and NAREIT’s Leader in the Light Most Innovative award in 2018. For excellence in creating a diverse and inclusive culture, we are listed on the Bloomberg Gender Equality Index, which measures companies on female leadership and talent pipeline, equal pay and gender pay parity, inclusive culture, sexual harassment policies and pro-women brand.

We manage our properties to offer the maximum degree of utility and operational efficiency to our tenants. We offer tenant sustainability programs focused on helping our tenants reduce their energy and water consumption and increase their recycling diversion rates. We incorporate green lease language into 100% of our new leases, including a cost recovery clause for resource-efficiency related capital expenditures in full-service gross leases, which seek to align tenant and landlord interests on energy, water and waste efficiency. Green leases (also known as aligned leases, high performance leases or energy efficient leases) aim to align the financial and energy incentives of building owners and tenants so they can work together to save money, conserve resources and ensure the efficient operation of buildings. We have won the Institute for Market Transformation’s (“IMT’s”) Green Lease Leaders award four times. Energy consumption, water consumption, and greenhouse gas (“GHG”) emissions data for the periods indicated based on the most recent available information, assured by DNV GL Business Assurance USA, Inc., are as follows:

Energy consumption:*

Year (1)	Energy Consumption Data Coverage as % of Total Floor Area (2)	Total Energy Consumed by Floor Area with Data Coverage (MWh) (3)	% of Energy Generated From Renewable Sources (4)	Like-for-Like Change in Energy Consumption of Floor Area with Data Coverage (5)	% of Eligible Portfolio that has Obtained an Energy Rating and is Certified to ENERGY STAR (6)
2018	98%	299,510	6%	(2)%	77%
2017	96%	309,248	5%	(1)%	73%
2016	95%	381,295	3%	(2)%	69%

Water consumption:*

Year (1)	Water Withdrawal Data Coverage as a % of Total Floor Area (7)	Total Water Withdrawn by Portfolio (m3) (8)	Like-for-like Change in Water Withdrawn for Floor Area with Data Coverage (5)
2018	96%	980,859	5%
2017	98%	960,920	—%
2016	90%	856,290	(2)%

GHG Emissions:*

Year (1)	Scope 1 GHG Data Coverage as a % of Total Floor Area (9)	Scope 1 GHG Emissions (Tonnes CO2) (10)	Like-for-like Change in Scope 1 GHG Emissions Data (5)
2018	99%	3,908	(4)%
2017	100%	4,120	6%
2016	97%	4,059	N/A

Year (1)	Scope 2 Location-Based GHG Data Coverage as a % of Total Floor Area (11)	Scope 2 Location-Based GHG Emissions (Tonnes CO2) (12)	Like-for-like Change in Scope 2 Location-Based GHG Emissions Data (5)
2018	99%	33,207	(6)%
2017	99%	36,504	(10)%
2016	97%	44,145	N/A

Year (1)	Scope 2 Market-Based GHG Data Coverage as a % of Total Floor Area (11)(13)	Scope 2 Market-Based GHG Emissions (Tonnes CO2) (12)(13)	Like-for-like Change in Scope 2 Market-Based GHG Emissions Data (5)
2018	99%	30,439	(12)%
2017	99%	35,375	N/A
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

(1)	Full 2019 calendar year energy, water and GHG emissions data is not available until after March 30, 2020.

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

(4)
Renewable sources include renewable energy the Company directly produced and renewable energy the Company purchased if purchased through a renewable power purchase agreement that explicitly includes renewable energy certificates (“RECs”) or Guarantees of Origin (“GOs”), a Green-e Energy Certified utility or supplier program or other green power products that explicitly include RECs or GOs or for which Green-e Energy Certified RECs are paired with grid electricity. Percentage is based total energy consumption during the applicable year.

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

(10)	Scope 1 emissions represent those produced by consuming onsite natural gas procured by the Company.

(11)
Percentage based on gross square footage of portfolio floor area with complete Scope 2 GHG emissions data coverage as of the end of the applicable year. Floor area is considered to have complete Scope 2 GHG emissions data coverage when GHG emission data is obtained by the Company for the relevant floor area during the fiscal year, regardless of when such data was obtained.

(12)	Scope 2 emissions represent those produced by consuming onsite electricity procured by the Company.

(13)	We began collecting market-based Scope 2 emissions data in 2017.

We build our current development projects to Leadership in Energy and Environmental Design (“LEED”) specifications. All of our office development projects are designed to achieve LEED certification, either LEED Platinum or Gold.

We are actively pursuing LEED certification for approximately 2.3 million square feet of office and life science space under construction. In addition, an analysis of energy and water performance is included in our standard due diligence process for acquisitions, and reducing energy use year over year is a comprehensive goal of our operational strategy. This is accomplished through systematic energy auditing, mechanical, lighting and other building upgrades, optimizing operations and engaging tenants. During the past few years, we have significantly enhanced the sustainability profile of our portfolio, ending 2019 with 64% of our properties LEED certified and 70% of our eligible properties ENERGY STAR certified (in each case as a percentage of our total or eligible rentable square feet as of December 31, 2019).

We identify climate change as a risk to our business, an opportunity for long-term value creation and a key driver in long-term strategic business decisions. These risks and opportunities include transitional risks such as policy, market, technology and reputational concerns, as well as physical risks, and are a focus area for the board of directors and management.  Climate-related risks and opportunities are governed by the board of directors through the Corporate Social Responsibility and Sustainability Committee (the “Committee”). In 2018, the Committee endorsed the recommendations of the Task Force on Climate-related Financial Disclosure (TCFD) and tasked management with assessing and reporting against climate related risk for the Company. Recognizing the importance of reducing the Company’s greenhouse gas impact on the environment, we have committed to achieving carbon neutral operations by December 31, 2020. This means that the entirety of our scope 1 and scope 2 emissions will be offset by this date through a combination of energy efficiency measures and both onsite and offsite renewables. This exceeds our carbon reduction goals previously validated by Science-Based Targets. Science-Based Targets is a collaboration between the Carbon Disclosure Project, the United Nations Global Compact, the World Resources Institute and the World Wide Fund for Nature, which independently assesses and approves the carbon reduction goals of companies.

Significant Tenants

As of December 31, 2019, our 15 largest tenants in terms of annualized base rental revenues represented approximately 49.6% of our total annualized base rental revenues, defined as annualized monthly contractual rents from existing tenants as of December 31, 2019. Annualized base rental revenue includes the impact of straight-lining rent escalations and the amortization of free rent periods and excludes the impact of the following: amortization of deferred revenue related tenant-funded tenant improvements, amortization of above/below market rents, amortization for lease incentives due under existing leases and expense reimbursement revenue.

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

Segment and Geographic Financial Information

During 2019 and 2018, we had one reportable segment, our office properties segment. For information about our office property revenues and long-lived assets and other financial information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Results of Operations.”

As of December 31, 2019, all of our properties and development projects were owned and all of our business was conducted in the state of California with the exception of eight office properties, one development project under construction and one recently acquired future development project located in the state of Washington. As of December 31, 2019, all of our properties and development projects were 100% owned, excluding four office properties owned by three consolidated property partnerships and two development projects held in VIEs to facilitate potential future Section 1031 Exchanges, which have been consolidated for financial reporting purposes (see Note 2 “Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included in this report for further information).

Employees

As of December 31, 2019, we employed 267 people through the Operating Partnership, Kilroy Services, LLC, and Kilroy Realty TRS, Inc. We believe that relations with our employees are good.

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

As of December 31, 2019, we had accrued environmental remediation liabilities of approximately $80.7 million recorded on our consolidated balance sheets in connection with certain of our in-process and future development projects. The accrued environmental remediation liabilities represent the remaining costs we estimate we will incur prior to and during the development process at various development acquisition sites. These estimates, which we developed with the assistance of third party experts, consist primarily of the removal of contaminated soil, performing environmental closure activities, constructing remedial systems and other related costs since we are required to dispose of any existing contaminated soil, and sometimes perform other environmental closure or remedial activities, when we develop new buildings at these sites. It is possible that we could incur additional environmental remediation costs in connection with these development projects.  However, potential additional environmental costs cannot be reasonably estimated at this time and certain changes in estimates could occur as the site conditions, final project timing, design elements, actual soil conditions and other aspects of the projects, which may depend upon municipal and other approvals beyond the control of the Company, are determined. See Note 18 “Commitments and Contingencies” to our consolidated financial statements included in this report for additional information.

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

Use of hazardous materials by some of our tenants.    Some of our tenants handle hazardous substances and wastes on our properties as part of their routine operations. Environmental laws and regulations may subject these tenants, and potentially us, to liability resulting from such activities. We generally require our tenants in their leases to comply with these environmental laws and regulations and to indemnify us for any related liabilities. As of December 31, 2019, other than routine cleaning materials, approximately 2-4% of our tenants handled hazardous substances and/or wastes on approximately 1-3% of the aggregate square footage of our properties as part of their routine operations. These tenants are primarily involved in the life sciences business. The hazardous substances and wastes are primarily comprised of diesel fuel for emergency generators and small quantities of lab and light manufacturing chemicals including, but not limited to, alcohol, ammonia, carbon dioxide, cryogenic gases, dichlorophenol, methane, naturalyte acid, nitrogen, nitrous oxide, and oxygen which are routinely used by life science companies. We are not aware of any material noncompliance, liability, or claim relating to hazardous or toxic substances or petroleum products in connection with any of our properties, and management does not believe that on-going activities by our tenants will have a material adverse effect on our operations.

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

Litigation

In 2017, lawsuits were filed in San Francisco County Superior Court alleging vertical and differential settlement at the Millennium Tower property located at 301 Mission Street in San Francisco, California.  The Millennium Tower is not owned by the Company but located in proximity to one of the Company’s properties located at 350 Mission Street.  The lawsuits allege that conduct of various entities, including those affiliated with other neighboring properties, contributed to the settlement of the Millennium Tower.  Two defendants asserted cross-claims for equitable indemnification against certain of the Company’s entities in connection with the development and construction-related activities at the Company’s 350 Mission Street property.  One of those parties has voluntarily dismissed its cross claims against the Company’s entities.  In August 2019, all parties to the lawsuits, including the Company’s entities, reached a settlement in-principle and agreed to stay the litigation pending the negotiation and execution of global settlement documentation. If such settlement documentation is not executed in accordance with the procedural timeline established by the parties to the lawsuit (as the same may be extended), the stay may be lifted. The Company continues to dispute the allegations and deny responsibility for the claims alleged in the lawsuits.

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

All of our properties are located in California and greater Seattle, Washington and we may therefore be susceptible to adverse economic conditions and regulations, as well as natural disasters, in those areas. Because all of our properties are concentrated in California and greater Seattle, we may be exposed to greater economic risks than if we owned a more geographically dispersed portfolio. Further, within California, our properties are concentrated in Greater Los Angeles, San Diego County and the San Francisco Bay Area, exposing us to risks associated with those specific areas. We are susceptible to adverse developments in the economic and regulatory environments of California and greater Seattle (such as periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation and other factors), as well as adverse weather conditions and natural disasters that occur in those areas (such as earthquakes, wind, landslides, droughts, fires and other events). For example, many of our assets are in zones that have been impacted by drought and, as such, face the risk of increased water costs and potential fines and/or penalties for high consumption. In addition, California is also regarded as more litigious and more highly regulated and taxed than many other states, which may reduce demand for office space in California.

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

We depend upon significant tenants, and the loss of a significant tenant could adversely affect our financial condition, results of operations, ability to borrow funds and cash flows. As of December 31, 2019, our 15 largest tenants represented approximately 49.6% of total annualized base rental revenues. See further discussion on the composition of our tenants by industry and our largest tenants under “Item 2. Properties —Significant Tenants.”

Our financial condition, results of operations, ability to borrow funds and cash flows would be adversely affected if any of our significant tenants fails to renew its lease(s), renew its lease(s) on terms less favorable to us, or becomes bankrupt or insolvent or otherwise unable to satisfy its lease obligations.

Downturn in tenants’ businesses may reduce our revenues and cash flows. For the year ended December 31, 2019, we derived approximately 98.7% of our revenues from rental income. A tenant may experience a downturn in its business, which may weaken its financial condition and result in its failure to make timely rental payments or result in defaults under our leases. In the event of default by a tenant, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.

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

A large percentage of our tenants operate in a concentrated group of industries and downturns in these industries could adversely affect our financial condition, results of operations and cash flows. As of December 31, 2019, as a percentage of our annualized base rental revenue for the stabilized portfolio, 51% of our tenants operated in the technology industry, 15% in the life science and health care industries, 13% in the media industry, 8% in the finance, insurance and real estate industries, 5% in the professional, business and other services industries and 8% in other industries. As we continue our development and potential acquisition activities in markets populated by knowledge and creative based tenants in the technology and media industries, our tenant mix could become more concentrated, further exposing us to risks associated with those industries. For a further discussion of the composition of our tenants by industry, see “Item 2. Properties —Significant Tenants.” An economic downturn in any of these industries, or in any industry in which a significant number of our tenants currently or may in the future operate, could negatively impact the financial condition of such tenants and cause them to fail to make timely rental payments or default on lease obligations, fail to renew their leases or renew their leases on terms less favorable to us, become bankrupt or insolvent, or otherwise become unable to satisfy their obligations to us. As a result, a downturn in an industry in which a significant number of our tenants operate could adversely affect our financial conditions, result of operations and cash flows.

We may be unable to renew leases or re-lease available space. Most of our income is derived from the rent earned from our tenants. We had office space representing approximately 5.4% of the total square footage of our stabilized office properties that was not occupied as of December 31, 2019. In addition, leases representing approximately 7.7% and 6.8% of the leased rentable square footage of our properties are scheduled to expire in 2020 and 2021, respectively. Of the leases scheduled to expire in 2020 and 2021, 28% and 21% of the rentable square footage scheduled to expire was re-leased, respectively, as of December 31, 2019. Above market rental rates on some of our properties may force us to renew or re-lease expiring leases at rates below current lease rates. We cannot provide any assurance that leases will be renewed, available space will be re-leased or that our rental rates will be equal to or above the current rental rates. If the average rental rates for our properties decrease, existing tenants do not renew their leases, or available space is not re-leased, our financial condition, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders could be adversely affected. For additional information on our scheduled lease expirations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors That May Influence Future Results of Operations.”

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

We may not be able to meet our debt service obligations. As of December 31, 2019, we had approximately $3.6 billion aggregate principal amount of indebtedness, of which $5.1 million in principal payments will be paid during the year ended December 31, 2020. Our total debt at December 31, 2019 represented 28.3% of our total market capitalization (which we define as the aggregate of our long-term debt and the market value of the Company’s common stock and the Operating Partnership’s common units of limited partnership interest, or common units, based on the closing price per share of the Company’s common stock as of that date). For the calculation of our market capitalization and additional information on debt maturities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Company —Capitalization” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Operating Partnership —Liquidity Uses.”

Our ability to make payments on and to refinance our indebtedness and to fund our operations, working capital, and capital expenditures, depends on our ability to generate cash flow in the future. Our cash flow is subject to general economic, industry, financial, competitive, operating, legislative, regulatory, environmental and other factors, many of which are beyond our control.

The instruments and agreements governing some of our outstanding indebtedness (including borrowings under the Operating Partnership’s unsecured revolving credit facility, unsecured term loan facility and note purchase agreements) contain provisions that require us to repurchase for cash or repay that indebtedness under specified circumstances or upon the occurrence of specified events (including upon the acquisition by any person or group of more than a specified percentage of the aggregate voting power of all the Company’s issued and outstanding voting stock, upon certain changes in the composition of a majority of the members of the Company’s board of directors, if the Company or one of its wholly-owned subsidiaries ceases to be the sole general partner of the Operating Partnership or if the Company ceases to own, directly or indirectly, at least 60% of the voting equity interests in the Operating Partnership), and our future debt agreements and debt securities may contain similar provisions or may require that we repay or repurchase or offer to repurchase for cash the applicable indebtedness under specified circumstances or upon the occurrence of specified changes of control of the Company or the Operating Partnership or other events. We may not have sufficient funds to pay our indebtedness when due (including upon any such required repurchase, repayment or offer to repurchase), and we may not be able to arrange for the financing necessary to make those payments or repurchases on favorable terms or at all. In addition, our ability to make required payments on our indebtedness when due (including upon any such required repurchase, repayment or offer to repurchase) may be limited by the terms of other debt instruments or agreements. Our failure to pay amounts due in respect of any of our indebtedness when due would generally constitute an event of default under the instrument governing that indebtedness, which could permit the holders of that indebtedness to require the immediate repayment of that indebtedness in full and, in the case of secured indebtedness, could allow them to sell the collateral securing that indebtedness and use the proceeds to repay that indebtedness. Moreover, any acceleration of or default in respect of any of our indebtedness could, in turn, constitute an event of default under other debt instruments or agreements, thereby resulting in the acceleration and required repayment of that other indebtedness. Any of these events could materially adversely affect our ability to make payments of principal and interest on our indebtedness when due and could prevent us from making those payments altogether.

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

Our properties are located in West Coast markets of the United States. To the extent that climate change impacts changes in weather patterns, our markets could experience increases in extreme weather and rising sea levels. For example, many of our assets are in zones that have been impacted by drought and, as such, face the risk of increased water costs and potential fines and/or penalties for high consumption.  We endeavor to mitigate these risks through comprehensive, proactive water reduction efforts throughout our portfolio, including domestic fixture upgrades, cooling tower optimizations, a comprehensive leak detection program and irrigation systems retrofits. We also incorporate green lease language into 100% of our new leases, including a cost recover clause for resource-efficiency related capital expenditures in full-service gross leases, which aim to align our and our tenant’s interests on energy, water and waste efficiency.  In addition, we are building our current development projects to LEED specifications, and all of our office development projects are now designed to achieve LEED certification, either LEED Platinum or Gold.  However, there can be no assurances that we will successfully mitigate the risk of increased water costs and potential fines and/or penalties for high consumption or that we will be able to fully recoup any capital expenditures we incur in connection with our green leases.  Moreover, there can be no assurance that our development projects will be able to achieve the anticipated LEED certifications or that any of our sustainability strategies will result in reduced operating costs, higher occupancy or higher rental rates or deter our existing tenants from relocating to properties owned by our competitors. Over time, these conditions could result in declining demand for space at our properties or in our inability to operate the buildings as currently intended or at all. Climate change may also have indirect effects on our business by increasing the cost of, or decreasing the availability of, property insurance on terms we find acceptable or at all, or by increasing the cost of energy or water. There can be no assurance that climate change will not have a material adverse effect on our properties, operations or business.

We are subject to environmental and health and safety laws and regulations, and any costs to comply with, or liabilities arising under, such laws and regulations could be material. As an owner, operator, manager, acquirer and developer of real properties, we are subject to environmental and health and safety laws and regulations. Certain of these laws and regulations impose joint and several liability, without regard to fault, for investigation and clean-up costs on current and former owners and operators of real property and persons who have disposed of or released hazardous substances into the environment. At some of our properties, there are asbestos-containing materials, or tenants routinely handle hazardous substances as part of their operations. In addition, historical operations and conditions, including the presence of underground storage tanks, various site uses that involved hazardous substances, the landfilling of hazardous substances and solid waste, and migration of contamination from other sites, have caused soil or groundwater contamination at or near some of our properties. Although we believe that the prior owners of the affected properties or other persons may have conducted remediation of known contamination at many of these properties, not all such contamination has been remediated, further clean-up or environmental closure activities at certain of these properties is or may be required, and residual contamination could pose environmental, health, and safety risks if not appropriately addressed. We may need to investigate or remediate contaminated soil, soil gas, landfill gas, and groundwater, and we may also need to conduct landfill closure and post-closure activities, including, for example, the implementation of groundwater and methane monitoring systems and impervious cover, and the costs of such work could exceed projected or budgeted amounts. To protect the health and safety of site occupants and others, we may be required to implement and operate safeguards, including, for example, vapor intrusion mitigation systems and building protection systems to address methane. We may need to modify our methods of construction or face increased construction costs as a result of environmental conditions, and we may face obligations under agreements with governmental authorities with respect to the management of such environmental conditions. If releases from our sites migrate offsite, or if our site redevelopment activities cause or contribute to a migration of hazardous substances, neighbors or others could make claims against us, such as for property damage, personal injury, cost recovery, or natural resources damage. As of December 31, 2019, we had accrued environmental remediation liabilities of approximately $80.7 million recorded on our consolidated balance sheets in connection with certain of our in-process and future development projects. The accrued environmental remediation liabilities represent the costs we estimate we will incur when we commence development at various development acquisition sites. These estimates, which we developed with the assistance of third party experts, consist primarily of the removal of contaminated soil, performing environmental closure activities, construction remedial systems, and other related costs since we are required to dispose of any existing contaminated soil, and sometimes perform other environmental closure or remedial activities, when we develop new office properties as these sites. It is possible that we could incur additional environmental remediation costs in connection with future development projects. However, potential additional environmental costs cannot be reasonably estimated at this time and certain changes in estimates could occur as the site conditions, final project timing, design elements, actual soil conditions and other aspects of the projects, which may depend upon municipal and other approvals beyond the control of the Company, are determined. Unknown or unremediated contamination or compliance with existing or new environmental or health and safety laws and regulations could require us to incur costs or liabilities that could be material. See “Item 1. Business —Environmental Regulations and Potential Liabilities” and Note 18 “Commitments and Contingencies” to our consolidated financial statements included in this report.

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

•
we may encounter delays or unforeseen cost increases associated with building materials or construction services resulting from trade tensions, disruptions, tariffs, duties or restrictions or an outbreak of an epidemic or pandemic;

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

While we historically have acquired, developed and redeveloped office properties in California markets, over the past few years we have acquired properties in greater Seattle, where we currently have eight properties, one development project under construction and one recently acquired future development project, and may in the future acquire, develop or redevelop properties for other uses and expand our business to other geographic regions where we expect the development or acquisition of property to result in favorable risk-adjusted returns on our investment. Presently, we do not possess the same level of familiarity with other outside markets, which could adversely affect our ability to acquire, develop or redevelop properties or to achieve expected performance.

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

We own certain properties subject to ground leases and other restrictive agreements that limit our uses of the properties, restrict our ability to sell or otherwise transfer the properties and expose us to the loss of the properties if such agreements are breached by us, terminated or not renewed. As of December 31, 2019, we owned fourteen office buildings, located on various land parcels and in various regions, which we lease individually on a long-term basis. As of December 31, 2019, we had approximately 2.0 million aggregate rentable square feet, or 15.2% of our total stabilized portfolio, of rental space located on these leased parcels and we may in the future invest in additional properties that are subject to ground leases or other similar restrictive arrangements. Many of these ground leases and other restrictive agreements impose significant limitations on our uses of the subject property, restrict our ability to sell or otherwise transfer our interests in the property or restrict our leasing of the property. These restrictions may limit our ability to timely sell or exchange the properties, impair the properties’ value or negatively impact our ability to find suitable tenants for the properties. In addition, if we default under the terms of any particular lease, we may lose the ownership rights to the property subject to the lease. Upon expiration of a lease, we may not be able to renegotiate a new lease on favorable terms, if at all. The loss of the ownership rights to these properties or an increase of rental expense could have an adverse effect on our financial condition, results of operations, cash flow, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

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

Unfavorable resolution of litigation matters and disputes could have a material adverse effect on our financial condition. From time to time, we are involved in legal proceedings, lawsuits and other claims. We may also be named as defendants in lawsuits allegedly arising out of our actions or the actions of our operators, vendors, contractors, tenants or other contractual parties in which such parties have agreed to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective businesses and/or added as an additional insured under certain insurance policies. An unfavorable resolution of any legal proceeding, lawsuit or other claim could have a negative effect on our financial condition, results of operations, cash flow and the quoted trading price of our securities. Regardless of its outcome, legal proceedings, lawsuits and other claims may result in substantial costs and expenses and significantly divert the attention of our management. There can be no assurance that we will be able to prevail or achieve a favorable settlement or outcome. There can also be no assurance that our insurance or the insurance and/or any contractual indemnities of our operators, vendors, contractors, tenants or other contractual parties will be enough to cover all of our defense costs or any resulting liabilities. In addition, litigation, government proceedings or environmental matters could lead to increased costs or interruption of our normal business operations.

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

An increase in interest rates could increase our interest costs on variable rate debt and new debt and could adversely affect our ability to refinance existing debt, conduct development, redevelopment and acquisition activity and recycle capital. As of December 31, 2019, we had an unsecured revolving credit facility and an unsecured term loan facility bearing interest at variable rates on any amounts drawn and outstanding. These facilities comprised approximately 11.0% of our total outstanding debt at December 31, 2019 and were subject to variable interest rates and therefore subject to interest rate risk. In addition, we may incur additional variable rate debt in the future. If interest rates increase, so could our interest costs for any variable rate debt and for new debt. This increased cost could make the financing of any development, redevelopment and acquisition activity costlier. Rising interest rates could also limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. In addition, an increase in interest rates could decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to recycle capital and our portfolio promptly in response to changes in economic or other conditions.

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

The trading price of our common stock may fluctuate significantly. The trading price of our common stock may fluctuate significantly. Between January 1, 2019 and February 7, 2020, the closing sale price of Company’s common stock on the New York Stock Exchange, or the NYSE, ranged from a low of $61.44 to a high of $85.25 per share. The trading price of our common stock may fluctuate in response to many factors, including:

•	actual or anticipated variations in our operating results, funds from operations, cash flows, liquidity or distributions;

•	our ability to successfully execute on our development plans;

•	our ability to successfully complete acquisitions and operate acquired properties;

•	earthquakes;

•	changes in our earnings estimates or those of analysts;

•	publication of research reports about us, the real estate industry generally or the office and residential sectors in which we operate;

•	the failure to maintain our current credit ratings or comply with our debt covenants;

•	increases in market interest rates;

•	changes in market valuations of similar companies;

•	adverse market reaction to any debt or equity securities we may issue or additional debt we incur in the future;

•	additions or departures of key management personnel;

•	actions by institutional investors;

•	speculation in the press or investment community;

•	high levels of volatility in the credit or equity markets;

•	general market and economic conditions; and

•	the realization of any of the other risk factors included in this report.

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

The actual density of our undeveloped land holdings and/or any particular land parcel may not be consistent with our potential density estimates. As of December 31, 2019, we estimate that our five future development sites, representing approximately 61 gross acres of undeveloped land, provide more than 6.0 million square feet of potential density. We caution you not to place undue reliance on the potential density estimates for our undeveloped land holdings and/or any particular land parcel because they are based solely on our estimates, using data currently available to us, and our business plans as of December 31, 2019. The actual density of our undeveloped land holdings and/or any particular land parcel may differ substantially from our estimates based on numerous factors, including our inability to obtain necessary zoning, land use and other required entitlements, as well as building, occupancy and other required governmental permits and authorizations, and changes in the entitlement, permitting and authorization processes that restrict or delay our ability to develop, redevelop or use undeveloped land holdings at anticipated density levels. Moreover, we may strategically choose not to develop, redevelop or use our undeveloped land holdings to their maximum potential density or may be unable to do so as a result of factors beyond our control, including our ability to obtain capital on terms that are acceptable to us, or at all, to fund our development and redevelopment activities. We can provide no assurance that the actual density of our undeveloped land holdings and/or any particular land parcel will be consistent with our potential density estimates. For additional information on our development program, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors That May Influence Future Results of Operations.”

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

In certain circumstances, our limited partners must approve our dissolution and the disposition of properties contributed by the limited partners. For as long as limited partners own at least 5% of all of the Operating Partnership’s partnership interests, we must obtain the approval of limited partners holding a majority of the units representing common limited partnership interests before we may dissolve. As of December 31, 2019, limited partners owned approximately 1.9% of the Operating Partnership’s partnership interests, of which 0.7% was owned by John Kilroy. In addition, we agreed to use commercially reasonable efforts to minimize the tax consequences to certain common limited partners resulting from the repayment, refinancing, replacement, or restructuring of debt, or any sale, exchange, or other disposition of any of our other assets. The exercise of one or more of these approval rights by the limited partners could delay or prevent us from completing a transaction that may be in the best interest of all our security holders.

The Chairman of our board of directors and our President and Chief Executive Officer has substantial influence over our affairs. John Kilroy is the Chairman of our board of directors and our President and Chief Executive Officer. John Kilroy beneficially owned, as of December 31, 2019, approximately 1.5% of the total outstanding shares of our common stock. The percentage of outstanding shares of common stock beneficially owned includes 274,256 shares of common stock, 499,245 restricted stock units (“RSUs”) that were vested and held by John Kilroy at December 31, 2019, and assumes the exchange into shares of our common stock of the 783,192 common units of the Operating Partnership held by John Kilroy (which may be exchanged for an equal number of shares of our common stock).

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

We are not limited in our ability to incur debt. Our financing policies and objectives are determined by the board of directors. Our goal is to limit our dependence on leverage and maintain a conservative ratio of debt to total market capitalization. However, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. As of December 31, 2019, we had approximately $3.6 billion aggregate principal amount of indebtedness outstanding, which represented 28.3% of our total market capitalization. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Company —Capitalization” for a calculation of our market capitalization. These ratios may be increased or decreased without the consent of our unitholders or stockholders. Increases in the amount of debt outstanding would result in an increase in our debt service costs, which could adversely affect cash flow and our ability to pay dividends and distributions to our security holders. Higher leverage also increases the risk of default on our obligations and limits our ability to obtain additional financing in the future.

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

Sales of a substantial number of shares of the Company’s securities, or the perception that this could occur, could result in decreasing the quoted trading price per share of the Company’s common stock and of the Operating Partnership’s publicly-traded notes. Management cannot predict whether future issuances of shares of the Company’s common stock, or the availability of shares for resale in the open market will result in decreasing the market price per share of the Company’s common stock. As of December 31, 2019, 106,016,287 shares of the Company’s common stock were issued and outstanding.

As of December 31, 2019, the Company had reserved for future issuance the following shares of common stock: 2,023,287 shares issuable upon the exchange, at the Company’s option, of the Operating Partnership’s common units; approximately 0.4 million shares remained available for grant under our 2006 Incentive Award Plan (see Note 15 “Share-Based Compensation” to our consolidated financial statements included in this report); approximately 1.6 million shares issuable upon settlement of time-based RSUs; a maximum of 1.6 million shares contingently issuable upon settlement of RSUs subject to the achievement of market and/or performance conditions; and 9,000 shares issuable upon exercise of outstanding options. The Company has a currently effective registration statement registering 9.2 million shares of our common stock for possible issuance under our 2006 Incentive Award Plan. The Company has a currently effective registration statement registering 1,649,760 shares of our common stock for possible issuance to and resale by certain holders of the Operating Partnership’s common units. That registration statement also registers 94,441 shares of common stock held by John Kilroy for possible resale. In addition, as of December 31, 2019, various forward equity sale agreements remain to be settled for 3,147,110 shares of common stock sold by financial institutions acting as forward purchasers. Consequently, if and when the shares are issued, they may be freely traded in the public markets.

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

None.

ITEM 2.    PROPERTIES

General

Our stabilized portfolio of operating properties was comprised of the following properties at December 31, 2019:

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied	Percentage Leased
Stabilized Office Properties	112	13,475,795	451	94.6%	97.0%

	Number of Buildings	Number of Units	2018 Average Occupancy
Stabilized Residential Property	1	200	82.4%

Our stabilized portfolio includes all of our properties with the exception of development and redevelopment properties currently committed for construction, under construction or in the tenant improvement phase, undeveloped land, recently completed residential properties not yet stabilized and real estate assets held for sale. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We define properties in the tenant improvement phase as office and retail properties that we are developing or redeveloping where the project has reached cold shell condition and is ready for tenant improvements, which may require additional major base building construction before being placed in service. Projects in the tenant improvement phase are added to our stabilized portfolio once the project reaches the earlier of 95% occupancy or one year from the date of the cessation of major base building construction activities. Costs capitalized to construction in progress for development and redevelopment properties are transferred to land and improvements, buildings and improvements, and deferred leasing costs on our consolidated balance sheets at the historical cost of the property as the projects are placed in service.

During the year ended December 31, 2019, we added one completed development project to our stabilized office portfolio consisting of 394,340 square feet in San Francisco, California. As of December 31, 2019, the following properties were excluded from our stabilized portfolio. We did not have any redevelopment properties or properties held for sale at December 31, 2019.

	Number of Properties/Projects	Estimated Rentable Square Feet (1) / Units
In-process development projects - tenant improvement (2)	2	846,000
In-process development projects - under construction (3)	6	2,291,000
Completed residential development project (4)	1	237 units
________________________

(1)	Estimated rentable square feet upon completion.

(2)	Includes 96,000 square feet of retail space.

(3)	In addition to the estimated office and life science rentable square feet noted above, development projects under construction also include 564 residential units.

(4)	Represents recently completed residential units not yet stabilized.

Our stabilized portfolio also excludes our future development pipeline, which as of December 31, 2019, was comprised of five future development sites, representing approximately 61 gross acres of undeveloped land.

As of December 31, 2019, all of our properties and development projects were owned and all of our business was conducted in the state of California with the exception of eight office properties, one development project under construction and one recently acquired future development project located in the state of Washington. All of our properties and development projects are 100% owned, excluding four office properties owned by three consolidated property partnerships and two development projects held in Variable Interest Entities (“VIEs”) which we consolidated for financial reporting purposes that were established to facilitate potential Section 1031 transactions.

We own our interests in all of our real estate assets through the Operating Partnership and the Finance Partnership. All our properties are held in fee, except for the fourteen office buildings that are held subject to five long-term ground leases for the land (see Note 18 “Commitments and Contingencies” to our consolidated financial statements included in this report for additional information regarding our ground lease obligations).

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

We believe that all of our properties are well maintained and do not require significant capital improvements. As of December 31, 2019, we managed all of our office properties through internal property managers.

Office Properties

The following table sets forth certain information relating to each of the stabilized office properties owned as of December 31, 2019.

Property Location		No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/2019 (1)	Annualized Base Rent (in $000’s) (2)	Annualized Rent Per Square Foot (2)
Greater Los Angeles
3101-3243 La Cienega Boulevard Culver City, California	(3)	19	2008-2017	151,908	100.0%	6,853	45.11
2240 E. Imperial Highway, El Segundo, California	(4)	1	1983/ 2008	122,870	100.0%	3,950	32.15
2250 E. Imperial Highway, El Segundo, California	(5)	1	1983	298,728	100.0%	10,206	34.31
2260 E. Imperial Highway, El Segundo, California	(4)	1	1983/ 2012	298,728	100.0%	10,510	35.18
909 N. Pacific Coast Highway, El Segundo, California	(6)	1	1972/ 2005	244,136	92.9%	8,414	37.56
999 N. Pacific Coast Highway, El Segundo, California	(7)	1	1962/ 2003	128,588	93.4%	3,967	34.37
6115 W. Sunset Blvd., Los Angeles, California	(8)	1	1938/ 2015	26,105	100.0%	1,665	63.78
6121 W. Sunset Blvd., Los Angeles, California	(3)	1	1938/ 2015	91,173	100.0%	4,612	50.59
1525 N. Gower St., Los Angeles, California	(4)	1	2016	9,610	100.0%	652	67.88
1575 N. Gower St., Los Angeles, California	(9)	1	2016	251,245	100.0%	16,170	64.36
1500 N. El Centro Ave., Los Angeles, California	(10)	1	2016	104,504	100.0%	7,104	67.98
6255 Sunset Blvd, Los Angeles, California	(11)	1	1971/ 1999	323,920	96.8%	14,078	46.27
3750 Kilroy Airport Way, Long Beach, California	(12)	1	1989	10,457	100.0%	92	30.42
3760 Kilroy Airport Way, Long Beach, California	(10)	1	1989	165,278	92.5%	4,876	31.89
3780 Kilroy Airport Way, Long Beach, California	(10)	1	1989	221,452	81.5%	5,708	32.35
3800 Kilroy Airport Way, Long Beach, California	(10)	1	2000	192,476	100.0%	6,202	32.22
3840 Kilroy Airport Way, Long Beach, California	(10)	1	1999	136,026	100.0%	4,882	35.89

Property Location		No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/2019 (1)	Annualized Base Rent (in $000’s) (2)	Annualized Rent Per Square Foot (2)
3880 Kilroy Airport Way, Long Beach, California	(13)	1	1987/ 2013	96,035	100.0%	2,839	29.56
3900 Kilroy Airport Way, Long Beach, California	(10)	1	1987	129,893	91.4%	3,159	26.65
8560 West Sunset Blvd, West Hollywood, California	(10)	1	1963/ 2007	71,875	100.0%	5,187	72.79
8570 West Sunset Blvd, West Hollywood, California	(14)	1	2002/ 2007	43,603	98.1%	3,610	84.39
8580 West Sunset Blvd, West Hollywood, California	(3)	1	2002/ 2007	7,126	100.0%	—	—
8590 West Sunset Blvd, West Hollywood, California	(3)	1	2002/ 2007	56,095	86.8%	1,492	32.46
12100 W. Olympic Blvd., Los Angeles, California	(10)	1	2003	152,048	87.8%	8,115	60.78
12200 W. Olympic Blvd., Los Angeles, California	(10)	1	2000	150,832	89.5%	6,843	68.14
12233 W. Olympic Blvd., Los Angeles, California	(15)	1	1980/ 2011	151,029	86.9%	4,541	60.40
12312 W. Olympic Blvd., Los Angeles, California	(16)	1	1950/ 1997	76,644	100.0%	4,096	53.44
1633 26th Street, Santa Monica, California	(10)	1	1972/ 1997	43,857	34.9%	819	53.47
2100/2110 Colorado Avenue, Santa Monica, California	(10)	3	1992/ 2009	102,864	100.0%	4,357	42.36
3130 Wilshire Blvd., Santa Monica, California	(10)	1	1969/ 1998	90,074	100.0%	4,091	45.42
501 Santa Monica Blvd., Santa Monica, California	(17)	1	1974	76,803	97.8%	4,956	65.95
Subtotal/Weighted Average – Los Angeles and Ventura Counties		51		4,025,982	95.2%	$164,046	$44.23
San Diego County
12225 El Camino Real, Del Mar, California	(4)	1	1998	58,401	100.0%	$2,483	$42.52
12235 El Camino Real, Del Mar, California	(4)	1	1998	53,751	88.9%	2,225	46.57
12340 El Camino Real, Del Mar, California	(18)	1	2002	89,272	50.1%	1,615	36.11
12348 High Bluff Drive, Del Mar, California	(19)	1	1999	38,806	80.8%	1,298	41.36
12390 El Camino Real, Del Mar, California	(4)	1	2000	70,140	100.0%	3,318	47.31
12400 High Bluff Drive, Del Mar, California	(4)	1	2004	209,220	100.0%	10,671	51.00
12770 El Camino Real, Del Mar, California	(20)	1	2016	73,032	66.1%	2,222	56.96
12780 El Camino Real, Del Mar, California	(16)	1	2013	140,591	100.0%	7,138	50.77
12790 El Camino Real, Del Mar, California	(21)	1	2013	78,836	71.2%	2,446	43.58
3579 Valley Centre Drive, Del Mar, California	(4)	1	1999	54,960	100.0%	2,182	39.70
3611 Valley Centre Drive, Del Mar, California	(22)	1	2000	129,656	100.0%	5,078	39.17
3661 Valley Centre Drive, Del Mar, California	(23)	1	2001	128,364	100.0%	6,025	49.60
3721 Valley Centre Drive, Del Mar, California	(24)	1	2003	115,193	100.0%	5,310	46.09
3811 Valley Centre Drive, Del Mar, California	(16)	1	2000	112,067	100.0%	5,199	46.39
13280 Evening Creek Drive South, I-15 Corridor, California	(25)	1	2008	41,196	100.0%	1,196	29.04
13290 Evening Creek Drive South, I-15 Corridor, California	(4)	1	2008	61,180	100.0%	1,453	23.75

Property Location		No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/2019 (1)	Annualized Base Rent (in $000’s) (2)	Annualized Rent Per Square Foot (2)
13480 Evening Creek Drive North, I-15 Corridor, California	(4)	1	2008	154,157	100.0%	5,201	33.74
13500 Evening Creek Drive North, I-15 Corridor, California	(26)	1	2004	137,658	43.0%	2,261	38.23
13520 Evening Creek Drive North, I-15 Corridor, California	(27)	1	2004	146,701	84.4%	4,391	36.35
2305 Historic Decatur Road, Point Loma, California	(28)	1	2009	107,456	100.0%	3,984	37.08
4690 Executive Drive, UTC, California	(10)	1	1999	47,846	91.4%	1,424	32.58
Subtotal/Weighted Average – San Diego County		21		2,048,483	89.7%	$77,120	$42.41
San Francisco Bay Area
4100 Bohannon Drive, Menlo Park, California	(3)	1	1985	47,379	100.0%	$2,640	$55.72
4200 Bohannon Drive, Menlo Park, California	(3)	1	1987	45,451	70.8%	1,751	54.41
4300 Bohannon Drive, Menlo Park, California	(3)	1	1988	63,079	48.8%	1,765	57.35
4400 Bohannon Drive, Menlo Park, California	(3)	1	1988	48,146	93.3%	1,567	37.38
4500 Bohannon Drive, Menlo Park, California	(3)	1	1990	63,078	100.0%	3,580	56.76
4600 Bohannon Drive, Menlo Park, California	(3)	1	1990	48,147	100.0%	2,741	56.92
4700 Bohannon Drive, Menlo Park, California	(3)	1	1989	63,078	100.0%	3,513	55.70
1290-1300 Terra Bella Avenue, Mountain View, California	(3)	1	1961	114,175	100.0%	5,345	46.80
331 Fairchild Drive, Mountain View, California	(16)	1	2013	87,147	100.0%	4,185	48.03
680 E. Middlefield Road, Mountain View, California	(16)	1	2014	170,090	100.0%	7,729	45.44
690 E. Middlefield Road, Mountain View, California	(16)	1	2014	170,823	100.0%	7,763	45.44
1701 Page Mill Road, Palo Alto, California	(3)	1	2015	128,688	100.0%	8,461	65.75
3150 Porter Drive, Palo Alto, California	(3)	1	1998	36,897	100.0%	2,051	55.59
900 Jefferson Avenue, Redwood City, California	(3)	1	2015	228,505	100.0%	13,670	59.82
900 Middlefield Road, Redwood City, California	(3)	1	2015	118,764	100.0%	6,983	59.05
100 Hooper Street, San Francisco, California	(3)	1	2018	394,340	87.6%	22,386	64.83
100 First Street, San Francisco, California	(29)	1	1988	467,095	97.5%	30,153	69.13
201 Third Street, San Francisco, California	(30)	1	1983	346,538	99.2%	23,142	68.24
250 Brannan Street, San Francisco, California	(4)	1	1907/ 2001	100,850	100.0%	10,323	102.36
301 Brannan Street, San Francisco, California	(4)	1	1909/ 1989	82,834	100.0%	7,580	91.51
303 Second Street, San Francisco, California	(31)	1	1988	784,658	78.8%	46,549	75.61
333 Brannan Street, San Francisco, California	(32)	1	2016	185,602	100.0%	18,138	97.73
345 Brannan Street, San Francisco, California	(4)	1	2015	110,050	99.7%	10,815	98.55
350 Mission Street, San Francisco, California	(3)	1	2016	455,340	99.7%	24,076	53.09
360 Third Street, San Francisco, California	(4)	1	2013	429,796	100.0%	30,687	71.82

Property Location		No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/2019 (1)	Annualized Base Rent (in $000’s) (2)	Annualized Rent Per Square Foot (2)
345 Oyster Point Boulevard, South San Francisco, California	(3)	1	2001	40,410	100.0%	2,192	54.24
347 Oyster Point Boulevard, South San Francisco, California	(3)	1	1998	39,780	100.0%	2,158	54.24
349 Oyster Point Boulevard, South San Francisco, California	(3)	1	1999	65,340	100.0%	3,371	51.60
505 N. Mathilda Avenue, Sunnyvale, California	(3)	1	2014	212,322	100.0%	9,449	44.50
555 N. Mathilda Avenue, Sunnyvale, California	(3)	1	2014	212,322	100.0%	9,449	44.50
599 N. Mathilda Avenue, Sunnyvale, California	(3)	1	2000	76,031	100.0%	3,610	47.48
605 N. Mathilda Avenue, Sunnyvale, California	(3)	1	2014	162,785	100.0%	7,244	44.50
Subtotal/Weighted Average – San Francisco		32		5,599,540	95.0%	$335,066	$63.39
Greater Seattle
601 108th Avenue NE, Bellevue, Washington	(33)	1	2000	488,470	97.1%	$17,779	$37.90
10900 NE 4th Street, Bellevue, Washington	(34)	1	1983	428,557	96.7%	14,937	36.18
837 N. 34th Street, Lake Union, Washington	(3)	1	2008	112,487	91.8%	3,655	35.40
701 N. 34th Street, Lake Union, Washington	(3)	1	1998	141,860	97.5%	5,130	37.08
801 N. 34th Street, Lake Union, Washington	(16)	1	1998	169,412	100.0%	5,789	34.17
320 Westlake Avenue North, Lake Union, Washington	(3)	1	2007	184,644	100.0%	8,232	44.58
321 Terry Avenue North, Lake Union, Washington	(3)	1	2013	135,755	100.0%	5,713	42.09
401 Terry Avenue North, Lake Union, Washington	(16)	1	2003	140,605	100.0%	7,008	49.84
Subtotal/Weighted Average – Greater Seattle		8		1,801,790	97.7%	$68,243	$38.91
TOTAL/WEIGHTED AVERAGE		112		13,475,795	94.6%	$644,475	$51.28
_________________

(1)	Based on all leases at the respective properties in effect as of December 31, 2019. Includes month-to-month leases as of December 31, 2019.

(2)
Annualized base rental revenue includes the impact of straight-lining rent escalations and the amortization of free rent periods and excludes the impact of the following: amortization of deferred revenue related to tenant-funded tenant improvements, amortization of above/below market rents, amortization for lease incentives due under existing leases and expense reimbursement revenue. Excludes month-to-month leases and vacant space as of December 31, 2019. Includes 100% of annualized base rent of consolidated property partnerships.

(3)	For these properties, the leases are written on a triple net basis.

(4)	For these properties, the leases are written on a modified gross basis.

(5)	For this property, leases of approximately 263,000 rentable square feet are written on a modified gross basis and approximately 36,000 rentable square feet are written on a full service gross basis.

(6)	For this property, leases of approximately 222,000 rentable square feet are written on a full service gross basis and approximately 5,000 rentable square feet are written on a triple net basis.

(7)	For this property, leases of approximately 111,000 rentable square feet are written on a full service gross basis and approximately 9,000 rentable square feet are written on a gross basis.

(8)
For this property, leases of approximately 15,000 rentable square feet are written on a triple net basis, approximately 6,000 rentable square feet are written on a gross basis, and approximately 5,000 rentable square feet are written on a full service gross basis.

(9)	For this property, leases of approximately 236,000 rentable square feet are written on a modified gross basis and approximately 15,000 rentable square feet are written on a full service gross basis.

(10)	For these properties, the leases are written on a full service gross basis.

(11)
For this property, leases of approximately 294,000 rentable square feet are written on a full service gross basis, approximately 17,000 rentable square feet are written on a triple net basis and approximately 5,000 rentable square feet are written on a modified gross basis.

(12)	For this property, leases of approximately 6,000 rentable square feet are written on a full service gross basis and approximately 4,000 rentable square feet are written on a modified gross basis.

(13)	For this property, leases of approximately 50,000 rentable square feet are written on a full service gross basis and approximately 46,000 rentable square feet are written on a modified net basis.

(14)	For this property, leases of approximately 29,000 rentable square feet are written on a full service gross basis and approximately 13,000 rentable square feet are written on a triple net basis.

(15)
For this property, leases of approximately 105,000 rentable square feet are written on a modified gross basis, approximately 19,000 rentable square feet are written on a gross basis and approximately 8,000 rentable square feet are written on a full service gross basis.

(16)	For these properties, the leases are written on a modified net basis.

(17)	For this property, leases of approximately 71,000 rentable square feet are written on a full service gross basis and approximately 4,000 rentable square feet are written on a triple net basis.

(18)	For this property, leases of approximately 23,000 rentable square feet are written on a modified gross basis and approximately 21,000 rentable square feet are written on a full service gross basis.

(19)	For this property, leases of approximately 29,000 rentable square feet are written on a full service gross basis and approximately 3,000 rentable square feet are written on a modified gross basis.

(20)	For this property, leases of approximately 70,000 rentable square feet are written on a full service gross basis and approximately 3,000 rentable square feet are written on a modified gross basis.

(21)	For this property, leases of approximately 49,000 rentable square feet are written on a modified gross basis and approximately 7,000 rentable square feet are written on a triple net basis.

(22)	For this property, leases of approximately 125,000 rentable square feet are written on a modified gross basis and approximately 5,000 rentable square feet are written on a full service gross basis.

(23)	For this property, leases of approximately 80,000 rentable square feet are written on a modified gross basis and approximately 48,000 rentable square feet are written on a full service gross basis.

(24)	For this property, leases of approximately 92,000 rentable square feet are written on a modified gross basis and approximately 24,000 rentable square feet are written on a full service gross basis.

(25)	For this property, leases of approximately 37,000 rentable square feet are written on a full service gross basis and approximately 4,000 rentable square feet are written on a modified gross basis.

(26)	For this property, leases of approximately 57,000 rentable square feet are written on a full service gross basis and approximately 2,000 rentable square feet are written on a modified gross basis.

(27)	For this property, leases of approximately 88,000 rentable square feet are written on a modified gross basis and approximately 35,000 rentable square feet are written on a full service gross basis.

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

(30)
For this property, leases of approximately 196,000 rentable square feet are written on a full service gross basis, approximately 135,000 rentable square feet are written on a modified gross basis, and approximately 13,000 rentable square feet are written on a triple net basis.

(31)
For this property, leases of approximately 557,000 rentable square feet are written on a modified gross basis, approximately 86,000 rentable square feet are written on a full service gross basis, approximately 39,000 rentable square feet are written on a gross basis and approximately 24,000 rentable square feet are written on a triple net basis.

(32)	For this property, leases of approximately 182,000 rentable square feet are written on a modified gross basis and approximately 4,000 rentable square feet are written on a triple net basis.

(33)
For this property, leases of approximately 462,000 rentable square feet are written on a triple net basis, approximately 7,000 rentable square feet are written on a modified gross basis and approximately 5,000 rentable square feet is written on a full service gross basis.

(34)	For this property, leases of approximately 275,000 rentable square feet are written on a triple net basis and approximately 139,000 rentable square feet are written on a full service gross basis.

Stabilized Office Development Projects and Completed Residential Development Projects

During the year ended December 31, 2019, the following property was added to our stabilized portfolio of operating properties:

		Construction Period
Stabilized Office Development Project	Location	Start Date	Completion Date	Stabilization Date	Rentable Square Feet	Office % Occupied

100 Hooper (1)	San Francisco	4Q 2016	2Q 2018	2Q 2019	394,340	100%

_______________________

(1)
The project is comprised of 311,859 square feet of office and 82,481 square feet of PDR space. The office component is 100% occupied by Adobe Systems, Inc. and the PDR component is 86% leased and 41% occupied.

During the year ended December 31, 2019, we completed construction on the first phase of the following residential development project:

		Construction Period
Completed Residential Project	Location	Start Date	Completion Date	Number of Units	% Leased (1)

One Paseo - Residential Phase I	Del Mar	4Q 2016	3Q 2019	237	66%

_______________________

(1)	The % leased is as of the date of this report.

In-Process Development Projects and Future Development Pipeline

The following tables set forth certain information relating to our in-process development pipeline as of December 31, 2019.

	Location	Construction Start Date	Estimated Stabilization Date (2)	Estimated Rentable Square Feet	Total Project % Leased	Total Project % Occupied
TENANT IMPROVEMENT (1)

Office
San Francisco Bay Area
The Exchange on 16th (3)	San Francisco	2Q 2015	3Q 2020	750,000	100%	82%
Mixed-Use
San Diego County
One Paseo - Retail	Del Mar	4Q 2016	1Q 2020	96,000	100%	89%

TOTAL:				846,000	100%	83%

_______________________

(1)	Represents projects that have reached cold shell condition and are ready for tenant improvements, which may require additional major base building construction before being placed in service.

(2)
For office and retail, represents the earlier of anticipated 95% occupancy date or one year from substantial completion of base building components. For multi-phase projects, interest and carry cost capitalization may cease and recommence driven by various factors, including tenant improvement construction and other tenant related timing or project scope.

(3)
In the latter half of the second quarter of 2019, the Company delivered and commenced revenue recognition on Phase I of the Exchange on 16th, representing approximately 52% of the 750,000 square foot development project. During the fourth quarter of 2019, the Company delivered and commenced revenue recognition on Phase II, representing approximately 30% of the project.

		Construction Start Date	Estimated Stabilization Date (1)	Estimated Rentable Square Feet	Office % Leased
UNDER CONSTRUCTION	Location

Office/Life Science
San Francisco Bay Area
Kilroy Oyster Point - Phase I	South San Francisco	1Q 2019	4Q 2021	656,000	100%
San Diego County
9455 Towne Center Drive (2)	University Towne Center	1Q 2019	1Q 2021	160,000	100%
Greater Seattle
333 Dexter	South Lake Union	2Q 2017	3Q 2022	635,000	100%
Mixed-Use
Greater Los Angeles
Netflix // On Vine - Office	Hollywood	1Q 2018	1Q 2021	355,000	100%
Living // On Vine - Residential	Hollywood	4Q 2018	4Q 2020	193 Resi Units	N/A
San Diego County
2100 Kettner	Little Italy	3Q 2019	1Q 2022	200,000	—%
One Paseo - Residential Phases II and III (3)	Del Mar	4Q 2016	2Q 2020	371 Resi Units	N/A
One Paseo - Office	Del Mar	4Q 2018	2Q 2021	285,000	80%

TOTAL:					89%

_______________________

(1)
For office and retail, represents the earlier of anticipated 95% occupancy date or one year from substantial completion of base building components. For multi-phase projects, interest and carry cost capitalization may cease and recommence driven by various factors, including tenant improvement construction and other tenant related timing or project scope.

(2)	In December 2019, the Company executed a long-term lease with a major technology company for 100% of the project.

(3)	Phase I of the project, comprised of 237 units, was completed mid-September 2019.

The following table sets forth certain information relating to our future development pipeline as of December 31, 2019.

Future Development Pipeline	Location	Approx. Developable Square Feet (1)

San Diego County
Santa Fe Summit – Phases II and III	56 Corridor	600,000 - 650,000
1335 Broadway & 901 Park Boulevard	East Village	TBD
San Francisco Bay Area
Kilroy Oyster Point - Phases II - IV	South San Francisco	1,750,000 - 1,900,000
Flower Mart	SOMA	2,300,000
Greater Seattle
Seattle CBD Project	Seattle CBD	TBD
_______________________

(1)
The developable square feet and scope of projects could change materially from estimated data provided due to one or more of the following: any significant changes in the economy, market conditions, our markets, tenant requirements and demands, construction costs, new supply, regulatory and entitlement processes or project design.

Significant Tenants

The following table sets forth information about our 15 largest tenants based upon annualized base rental revenues, as defined below, as of December 31, 2019.

Tenant Name	Region	Annualized Base Rental Revenue(1)(2)	Percentage of Total Annualized Base Rental Revenue(1)	Lease Expiration Date
		(in thousands)
Dropbox, Inc.(3)	San Francisco Bay Area	$45,709	7.1%	November 2033
GM Cruise, LLC	San Francisco Bay Area	36,337	5.6%	November 2031
LinkedIn Corporation / Microsoft Corporation	San Francisco Bay Area	29,752	4.6%	Various (4)
Adobe Systems, Inc.	San Francisco Bay Area / Greater Seattle	27,897	4.3%	Various (5)
salesforce.com, inc.	San Francisco Bay Area	24,076	3.7%	Various (6)
DIRECTV, LLC	Greater Los Angeles	23,152	3.6%	September 2027
Box, Inc.	San Francisco Bay Area	22,441	3.5%	Various (7)
Okta, Inc.	San Francisco Bay Area	17,122	2.7%	October 2028
Riot Games, Inc.	Greater Los Angeles	15,514	2.4%	Various (8)
Synopsys, Inc.	San Francisco Bay Area	15,492	2.4%	August 2030
Viacom International, Inc.	Greater Los Angeles	13,718	2.1%	December 2028
DoorDash, Inc.	San Francisco Bay Area	13,531	2.1%	January 2032
Amazon.com	Greater Seattle	12,397	1.9%	February 2030
Nektar Therapeutics, Inc.	San Francisco Bay Area	12,297	1.9%	January 2030
Concur Technologies	Greater Seattle	10,643	1.7%	Various (9)
Total		$320,078	49.6%
_______________________

(1)
Annualized base rental revenue includes the impact of straight-lining rent escalations and the amortization of free rent periods and excludes the impact of the following: amortization of deferred revenue related tenant-funded tenant improvements, amortization of above/below market rents, amortization for lease incentives due under existing leases, and expense reimbursement revenue. Excludes month-to-month leases and vacant space as of December 31, 2019.

(2)	Includes 100% of the annualized base rental revenues of consolidated property partnerships.

(3)
During the year ended December 31, 2019, the Company completed construction and commenced revenue recognition on its lease with Dropbox, Inc. for the first two phases of The Exchange on 16th, which represent approximately 80% of the 750,000 square foot development project located in San Francisco’s Mission Bay district.

(4)	The LinkedIn Corporation / Microsoft Corporation leases, which contribute $3.6 million and $26.2 million, expire in October 2024 and September 2026, respectively.

(5)	The Adobe Systems Inc. leases, which contribute $1.1 million, $5.8 million, and $21.0 million, expire in June 2027, July 2031 and August 2031, respectively.

(6)	The salesforce.com, inc. leases, which contribute $0.6 million and $23.5 million, expire in May 2031 and September 2032, respectively.

(7)	The Box, Inc. leases, which contribute $2.0 million and $20.4 million, expire in August 2021 and June 2028, respectively.

(8)	The Riot Games leases, which contribute $2.1 million, $5.7 million, and $7.7 million, expire in November 2020, March 2023, and November 2024, respectively.

(9)	The Concur Technologies leases, which contribute $1.8 million and $8.8 million, expire in April 2025 and December 2025, respectively.

The following pie chart sets forth the composition of our tenant base by industry and as a percentage of our annualized base rental revenue based on the North American Industry Classification System as of December 31, 2019.

Our West Coast markets are dynamic and populated with innovative and creative tenants, including but not limited to technology, entertainment and digital media. While technology companies comprise 51% of our office portfolio base rent, technology is a broad concept that encompasses diverse industries including software, social media, hardware, cloud computing, internet media and technology services.

Lease Expirations

The following table sets forth a summary of our office lease expirations for each of the next ten years beginning with 2020, assuming that none of the tenants exercise renewal options or termination rights. See further discussion of our lease expirations under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors that May Influence Future Results of Operations”.

Lease Expirations

Year of Lease Expiration	# of Expiring Leases	Total Square Feet	% of Total Leased Square Feet	Annualized Base Rent (000’s)(1) (2)	% of Total Annualized Base Rent (1)	Annualized Rent per Square Foot (1)
2020 (3)	82	965,896	7.7%	$42,648	6.6%	$44.15
2021 (3)	80	843,494	6.8%	36,461	5.6%	43.23
2022	62	749,273	6.0%	32,488	5.1%	43.36
2023	77	1,227,648	9.7%	64,992	10.1%	52.94
2024	56	998,249	8.0%	47,378	7.4%	47.46
2025	40	595,671	4.8%	28,654	4.4%	48.10
2026	29	1,472,010	11.8%	64,970	10.1%	44.14
2027	26	1,213,390	9.7%	49,585	7.7%	40.86
2028	19	913,920	7.3%	57,213	8.9%	62.60
2029	9	735,331	5.9%	41,517	6.4%	56.46
2030 and beyond	35	2,811,792	22.3%	178,569	27.7%	63.51
Total (4)	515	12,526,674	100.0%	$644,475	100.0%	$51.45
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

(2)	Includes 100% of annualized based rent of consolidated property partnerships.

(3)	Adjusting for leasing transactions executed as of December 31, 2019 but not yet commenced, the 2020 and 2021 expirations would be reduced by 267,449 and 173,267 square feet, respectively.

(4)
For leases that have been renewed early with existing tenants, the expiration date and annualized base rent information presented takes into consideration the renewed lease terms. Excludes leases not commenced as of December 31, 2019, space leased under month-to-month leases, storage leases, vacant space and future lease renewal options not executed as of December 31, 2019.

Secured Debt

As of December 31, 2019, the Operating Partnership had two outstanding mortgage notes payable which were secured by certain of our properties. Our secured debt represents an aggregate principal indebtedness of approximately $259.5 million. See additional information regarding our secured debt in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Sources,” Notes 8 and 9 to our consolidated financial statements and Schedule III—Real Estate and Accumulated Depreciation included in this report. Management believes that, as of December 31, 2019, the value of the properties securing the applicable secured obligations in each case exceeded the principal amount of the outstanding obligation.

ITEM 3.	LEGAL PROCEEDINGS

We and our properties are subject to routine litigation incidental to our business. These matters are generally covered by insurance. As of December 31, 2019, we are not a defendant in, and our properties are not subject to, any legal proceedings that we believe, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations, or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR KILROY REALTY CORPORATION’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “KRC.” As of the date this report was filed, there were approximately 108 registered holders of the Company’s common stock. The following table illustrates dividends declared during 2019 and 2018 as reported on the NYSE.

2019	Per Share Common Stock Dividends Declared
First quarter	$0.4550
Second quarter	0.4850
Third quarter	0.4850
Fourth quarter	0.4850
2018	Per Share Common Stock Dividends Declared
First quarter	$0.4250
Second quarter	0.4550
Third quarter	0.4550
Fourth quarter	0.4550

The Company pays distributions to common stockholders quarterly each January, April, July and October, at the discretion of the board of directors. Distribution amounts depend on our FFO, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the board of directors deems relevant.

The table below reflects our purchases of equity securities during the three month period leading up to December 31, 2019.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs
October 1 - October 31, 2019	125	$82.08	—	—
November 1 - November 30, 2019	215	83.07	—	—
December 1 - December 31, 2019	2,906	84.12	—	—
Total	3,246	$83.97	—	—
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

MARKET FOR KILROY REALTY, L.P.’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the Operating Partnership’s common units. As of the date this report was filed, there were 20 holders of record of common units (including through the Company’s general partnership interest).

The following table reports the distributions per common unit declared during the years ended December 31, 2019 and 2018.

2019	Per Unit Common Unit Distribution Declared
First quarter	$0.4550
Second quarter	0.4850
Third quarter	0.4850
Fourth quarter	0.4850
2018	Per Unit Common Unit Distribution Declared
First quarter	0.4250
Second quarter	0.4550
Third quarter	0.4550
Fourth quarter	0.4550

During 2019 and 2018, the Operating Partnership redeemed 2,000 and 51,906 common units, respectively, for the same number of shares of the Company’s common stock.

PERFORMANCE GRAPH

The following line graph compares the change in cumulative stockholder return on shares of the Company’s common stock to the cumulative total return of the NAREIT All Equity REIT Index, the Standard & Poor’s 500 Stock Index, and the SNL US REIT Office Index for the five-year period ended December 31, 2019. We include an additional index, the SNL US REIT Office Index, to the performance graph since management believes it provides additional information to investors about our performance relative to a more specific peer group. The SNL US REIT Office Index is a published and widely recognized index that comprises 22 office equity REITs, including us. The graph assumes the investment of $100 in us and each of the indices on December 31, 2014 and, as required by the SEC, the reinvestment of all distributions. The return shown on the graph is not necessarily indicative of future performance.

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

The consolidated balance sheet data as of December 31, 2019, 2018, 2017 and 2016 and the consolidated statement of operations data for all periods presented, and the consolidated statement of cash flows data for the years ended December 31, 2019, 2018 and 2017 have been derived from the historical consolidated financial statements of Kilroy Realty Corporation audited by an independent registered public accounting firm. The consolidated balance sheet data as of December 31, 2015 and the consolidated statement of cash flows data for the years ended December 31, 2016 and 2015 have been derived from the historical consolidated financial statements of Kilroy Realty Corporation and adjusted for the impact of subsequent accounting changes requiring retrospective application, if any.

Kilroy Realty Corporation Consolidated
(in thousands, except share, per share, square footage and occupancy data)

	Year Ended December 31,
	2019	2018	2017	2016	2015
Statements of Operations Data:
Total revenues from continuing operations	$837,454	$747,298	$719,001	$642,572	$581,275
Income from continuing operations	215,229	277,926	180,615	303,798	238,604
Net income available to common stockholders	195,443	258,415	151,249	280,538	220,831
Per Share Data:
Weighted average shares of common stock outstanding – basic	103,200,568	99,972,359	98,113,561	92,342,483	89,854,096
Weighted average shares of common stock outstanding – diluted	103,849,168	100,482,365	98,727,331	93,023,034	90,395,775
Income from continuing operations available to common stockholders per share of common stock – basic	$1.87	$2.56	$1.52	$3.00	$2.44
Income from continuing operations available to common stockholders per share of common stock – diluted	$1.86	$2.55	$1.51	$2.97	$2.42
Net income available to common stockholders per share – basic	$1.87	$2.56	$1.52	$3.00	$2.44
Net income available to common stockholders per share – diluted	$1.86	$2.55	$1.51	$2.97	$2.42
Dividends declared per share (1)	$1.910	$1.790	$1.650	$3.375	$1.400
 ________________________

(1)	Dividends declared for the year ended December 31, 2016 includes a special dividend of $1.90 per share of common stock that was paid on January 13, 2017.

	December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data:
Total real estate held for investment, before accumulated depreciation and amortization	$9,628,773	$8,426,632	$7,417,777	$7,060,754	$6,328,146
Total assets (1) (2)	8,900,094	7,765,707	6,802,838	6,706,633	5,926,430
Total debt (1)	3,552,778	2,932,601	2,347,063	2,320,123	2,225,469
Total preferred stock	—	—	—	192,411	192,411
Total noncontrolling interests (3)	277,348	271,354	259,523	216,322	63,620
Total equity (3)	4,570,858	4,201,261	3,960,316	3,759,317	3,234,586
Other Data:
Funds From Operations (4) (5)	$418,478	$360,491	$346,787	$333,742	$316,612
Cash flows provided by (used in):
Operating activities	$386,521	$410,043	$347,012	$345,054	$272,008
Investing activities (6)	(1,228,279)	(808,915)	(359,102)	(579,420)	(337,241)
Financing activities	747,068	503,108	(171,241)	427,291	23,471
Office Property Data:
Rentable square footage	13,475,795	13,232,580	13,720,597	14,025,856	13,032,406
Occupancy	94.6%	94.4%	95.2%	96%	94.8%
Residential Property Data:
Number of units	200	200	200	200	N/A
Average occupancy (7)	82.4%	79.7%	70.2%	46.0%	N/A
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

(2)
On January 1, 2019, the Company adopted FASB Topic 842 and recorded right of use ground lease assets and ground lease liabilities on its consolidate balance sheets. As of December 31, 2019, the consolidated balance sheets included $96.3 million of right of use ground lease assets and $98.4 million of ground lease liabilities.

(3)
Includes the noncontrolling interests of the common units of the Operating Partnership and consolidated property partnerships (see Note 2 “Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included in this report for additional information).

(4)
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

(5)
FFO includes amortization of deferred revenue related to tenant-funded tenant improvements of $19.2 million, $18.4 million, $16.8 million, $13.2 million and $13.3 million for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

(6)
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

(7)	For the year ended December 31, 2016, represents occupancy at December 31, 2016.

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

The consolidated balance sheet data as of December 31, 2019, 2018, 2017 and 2016, the consolidated statement of operations data for all periods presented and the consolidated statement of cash flows data for the years ended December 31, 2019, 2018 and 2017 have been derived from the historical consolidated financial statements of Kilroy Realty, L.P. audited by an independent registered public accounting firm. The consolidated balance sheet data as of December 31, 2015 and the consolidated statement of cash flows data for the years ended December 31, 2016 and 2015 have been derived from the historical consolidated financial statements of Kilroy Realty, L.P. and adjusted for the impact of subsequent accounting changes requiring retrospective application, if any.

Kilroy Realty, L.P. Consolidated
(in thousands, except unit, per unit, square footage and occupancy data)

	Year Ended December 31,
	2019	2018	2017	2016	2015
Statements of Operations Data:
Total revenues from continuing operations	$837,454	$747,298	$719,001	$642,572	$581,275
Income from continuing operations	215,229	277,926	180,615	303,798	238,604
Net income available to common unitholders	198,738	263,210	154,077	286,813	224,887
Per Unit Data:
Weighted average common units outstanding – basic	105,223,975	102,025,276	100,246,567	94,771,688	91,645,578
Weighted average common units outstanding – diluted	105,872,575	102,535,282	100,860,337	95,452,239	92,187,257
Income from continuing operations available to common unitholders per common unit – basic	$1.87	$2.56	$1.52	$2.99	$2.44
Income from continuing operations available to common unitholders per common unit – diluted	$1.86	$2.55	$1.51	$2.96	$2.42
Net income available to common unitholders per unit – basic	$1.87	$2.56	$1.52	$2.99	$2.44
Net income available to common unitholders per unit – diluted	$1.86	$2.55	$1.51	$2.96	$2.42
Distributions declared per common unit (1)	$1.910	$1.790	$1.650	$3.375	$1.400
 ________________________

(1)	The year ended December 31, 2016 includes a special distribution of $1.90 per common unit that was paid on January 13, 2017.

	December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data:
Total real estate held for investment, before accumulated depreciation and amortization	$9,628,773	$8,426,632	$7,417,777	$7,060,754	$6,328,146
Total assets (1) (2)	8,900,094	7,765,707	6,802,838	6,706,633	5,926,430
Total debt (1)	3,552,778	2,932,601	2,347,063	2,320,123	2,225,469
Total preferred capital	—	—	—	192,411	192,411
Total noncontrolling interests (3)	201,100	197,561	186,375	135,138	10,566
Total capital (3)	4,570,858	4,201,261	3,960,316	3,759,317	3,234,586
Other Data:
Cash flows provided by (used in):
Operating activities	386,521	410,043	347,012	345,054	272,008
Investing activities (4)	(1,228,279)	(808,915)	(359,102)	(579,420)	(337,241)
Financing activities	747,068	503,108	(171,241)	427,291	23,471
Office Property Data:
Rentable square footage	13,475,795	13,232,580	13,720,597	14,025,856	13,032,406
Occupancy	94.6%	94.4%	95.2%	96%	94.8%
Residential Property Data:
Number of units	200	200	200	200	N/A
Average occupancy (5)	82.4%	79.7%	70.2%	46.0%	N/A
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

(2)
On January 1, 2019, the Company adopted FASB Topic 842 and recorded right of use ground lease assets on its consolidated balance sheets. As of December 31, 2019, the consolidated balance sheets included $96.3 million of right of use ground lease assets and $98.4 million of ground lease liabilities.

(3)
Includes the noncontrolling interests in consolidated property partnerships and subsidiaries (see Note 2 “Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included in this report for additional information).

(4)
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

(5)	For the year ended December 31, 2016, represents occupancy at December 31, 2016.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Company Overview

We are a self-administered REIT active in premier office and mixed-use submarkets along the West Coast. We own, develop, acquire and manage real estate assets, consisting primarily of Class A properties in the coastal regions of Greater Los Angeles, San Diego County, the San Francisco Bay Area and Greater Seattle, which we believe have strategic advantages and strong barriers to entry. We own our interests in all of our real properties through the Operating Partnership and the Finance Partnership and generally conduct substantially all of our operations through the Operating Partnership. We owned an approximate 98.1% and 98.0% general partnership interest in the Operating Partnership as of December 31, 2019 and 2018, respectively. All of our properties are held in fee except for the fourteen office buildings that are held subject to long-term ground leases for the land (see Note 18 “Commitments and Contingencies”

to our consolidated financial statements included in this report for additional information regarding our ground lease obligations).

2019 Operating and Development Highlights

2019 was a terrific year across the Company. We achieved another Company record in annual leasing and continued to create value in our operating and development platforms that we believe will drive future earnings and dividend growth.

Leasing. During 2019, we executed new and renewal leases totaling 1.8 million square feet within our stabilized portfolio with an increase in GAAP rents of 52.3% and an increase in cash rents of 29.6%. Our stabilized office portfolio was 94.6% occupied and 97.0% leased as of December 31, 2019. We also signed approximately 1.7 million square feet of leases in our development portfolio.

Development. We continued to execute on our development program during 2019. We added one completed development project to our stabilized portfolio, completed construction on 237 residential units, commenced revenue recognition on the first two phases of a development project in the tenant improvement phase, had one development project progress from the under construction phase to the tenant improvement phase, commenced construction on three projects and acquired two development sites in two transactions for approximately $173.0 million. See “—Factors that May Influence Future Operations” for additional information regarding our development program.

Capital Recycling Program. We have continued to utilize our capital recycling program to provide additional capital to finance development expenditures, fund potential acquisitions, repay long-term debt and for other general corporate purposes. Our general strategy is to target the disposition of non-core properties or those that have limited upside for us and redeploy the capital into acquisitions and/or development projects where we can create additional value to generate higher returns (see “—Factors that May Influence Future Operations” for additional information). In connection with this strategy, during 2019, we generated gross sales proceeds totaling approximately $133.8 million through the sale of two office buildings.

Operating Property Acquisitions. We remain a disciplined and opportunistic buyer of office properties and development opportunities and continue to focus on value-add opportunities in West Coast markets populated by knowledge and creative based tenants in a variety of industries, including technology, media, health care, life sciences, entertainment and professional services companies. During 2019, we acquired a 19-building creative office campus in Culver City, California in one transaction totaling 151,908 square feet of space for a total cash purchase price of approximately $186.0 million.

2019 Financing Highlights

In 2019, we raised approximately $500.0 million in new debt and settled the 2018 forward equity sale agreements by issuing 5,000,000 shares of common stock for net proceeds of $354.3 million. In addition, we executed forward equity sale agreements to sell 3,147,110 shares of common stock under our at-the-market stock offering program, which we expect to fully settle in the first quarter of 2020 through the first quarter of 2021 at this time. Refer to our 2019 Financing Highlights in “—Liquidity and Capital Resources of the Operating Partnership” for a list of financing transactions completed in 2019 and Notes 9 and 13, “Secured and Unsecured Debt of the Operating Partnership” and “Stockholders’ Equity of the Company,” respectively, to our consolidated financial statements included in this report for additional information regarding our debt and capital market activity.

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

The following critical accounting policies discussion reflects what we believe are the most significant estimates, assumptions, and judgments used in the preparation of our consolidated financial statements. This discussion of our critical accounting policies is intended to supplement the description of our accounting policies in the footnotes to our consolidated financial statements and to provide additional insight into the information used by management when evaluating significant estimates, assumptions, and judgments. For further discussion of our significant accounting policies, see Note 2 “Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included in this report.

Revenue Recognition

Rental revenue for office and retail operating properties is our principal source of revenue. We recognize revenue from base rent, additional rent (which consists of amounts due from tenants for common area maintenance, real estate taxes and other recoverable costs), parking and other lease-related revenue once all of the following criteria are met: (i) the agreement has been fully executed and delivered, (ii) services have been rendered, (iii) the amount is fixed or determinable and (iv) payment has been received or the collectability of the amount due is probable. Lease termination fees are amortized over the remaining lease term, if applicable. If there is no remaining lease term, they are recognized when received and realized. Minimum annual rental revenues are recognized in rental revenues on a straight-line basis over the non-cancellable term of the related lease.

Base Rent

The timing of when we commence rental revenue recognition for office and retail properties depends largely on our conclusion as to whether we are or the tenant is the owner for accounting purposes of tenant improvements at the leased property. When we conclude that we are the owner of tenant improvements for accounting purposes, we record the cost to construct the tenant improvements as an asset and commence rental revenue recognition when the tenant takes possession of or controls the finished space, which is generally when tenant improvements being recorded as our assets are substantially complete. In certain instances, when we conclude that the tenant is the owner of certain tenant improvements for accounting purposes, rental revenue recognition begins when the tenant takes possession or controls the physical use of the leased space, which may occur in phases or for an entire building or project. The determination of who owns the tenant improvements is made on a lease-by-lease basis and has a significant effect on the timing of commencement of revenue recognition.

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

When we conclude that we are the owner of tenant improvements for accounting purposes using the factors discussed above, we record the cost to construct the tenant improvements, including costs paid for or reimbursed by the tenants, as a capital asset. During the years ended December 31, 2019, 2018, and 2017, we capitalized $12.0 million, $22.5 million and $22.0 million, respectively, of tenant-funded tenant improvements. The amount of tenant-funded tenant improvements recorded in any given year varies based upon the mix of specific leases executed and/or commenced during the reporting period. For these tenant-funded tenant improvements, we record the amount funded by or reimbursed by tenants as deferred revenue, which is amortized and recognized as rental income on a straight-line basis over the term of the related lease beginning upon substantial completion of the leased premises. The determination of who owns the tenant improvements has a significant impact on the amount of non-cash rental revenue that we record related to the amortization of deferred revenue for tenant-funded tenant improvements. For the years ended December 31, 2019, 2018, and 2017, we recognized $19.2 million, $18.4 million and $16.8 million, respectively, of non-cash rental revenue related to the amortization of deferred revenue recorded in connection with tenant-funded tenant improvements.

When we conclude that the tenant is the owner of certain tenant improvements for accounting purposes, we record our contribution towards those tenant-owned improvements as a lease incentive, which is included in deferred leasing costs and acquisition-related intangible assets, net on our consolidated balance sheets and amortized as a reduction to rental revenue on a straight-line basis over the term of the related lease.

For residential properties, we commence revenue recognition upon lease commencement. Residential rental revenue is recognized on a straight-line basis over the term of the related lease, net of any concessions.

Additional Rent - Reimbursements from Tenants

Additional rent, consisting of amounts due from tenants for common area maintenance, real estate taxes, and other recoverable costs, are recognized in rental income in the period the recoverable costs are incurred. Prior to the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-02 “Leases (Topic 842)” (“Topic 842”) on January 1, 2019, such amounts were recognized in revenue as tenant reimbursements. Additional rent where we pay the associated costs directly to third-party vendors and are reimbursed by our tenants are recognized and recorded on a gross basis, with the corresponding expense recognized in property expenses or real estate taxes. Prior to the adoption of Topic 842, recoverable costs were generally recognized and recorded on a gross basis when we were the primary obligor with respect to purchasing goods and services from third-party suppliers, had discretion in selecting the supplier, and had credit risk.

Calculating additional rent requires an in-depth analysis of the complex terms of each underlying lease. Examples of judgments and estimates used when determining the amounts recoverable include:

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

During the year, we accrue estimated additional rent in the period in which the recoverable costs are incurred based on our best estimate of the amounts to be recovered. Throughout the year, we perform analyses to properly match additional rent with reimbursable costs incurred to date. Additionally, during the fourth quarter of each year, we perform preliminary reconciliations and accrue additional rent or refunds. Subsequent to year end, we perform final detailed reconciliations and analyses on a lease-by-lease basis and bill or refund each tenant for any cumulative annual adjustments in the first and second quarters of each year for the previous year’s activity. Our historical experience for the years ended December 31, 2018 and 2017 has been that our final reconciliation and billing process resulted in final amounts that approximated the total annual additional rent recognized.

Uncollectible Lease Receivables and Allowances for Tenant and Deferred Rent Receivables

We carry our current and deferred rent receivables net of allowances for amounts that may not be collected. Prior to the adoption of Topic 842 on January 1, 2019, the allowances were increased or decreased through provision for bad debts on our consolidated statements of operations. Upon the adoption of Topic 842 on January 1, 2019, the allowances are increased or decreased through rental income, and our determination of the adequacy of the Company’s allowances for tenant receivables includes a binary assessment of whether or not substantially all of the amounts due under a tenant’s lease agreement are probable of collection. Such assessment involves using a methodology that incorporates a specific identification analysis and an aging analysis and considers the current economic and business environment. This determination requires significant judgment and estimates about matters that are uncertain at the time the estimates are made, including the creditworthiness of specific tenants, specific industry trends and conditions, and general economic trends and conditions. Since these factors are beyond our control, actual results can differ from our estimates, and such differences could be material. For leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term. For leases that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received from the tenant, with any tenant and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in the collectability determination.

For tenant and deferred rent receivables associated with leases whose rents are deemed probable of collection, we may record an allowance under other authoritative GAAP using a methodology that incorporates a specific identification analysis and an aging analysis and considers the current economic and business environment. This determination requires significant judgment and estimates about matters that are uncertain at the time the estimates are made, including the creditworthiness of specific tenants, specific industry trends and conditions, and general economic trends and conditions. Since these factors are beyond our control, actual results can differ from our estimates, and such differences could be material. Tenant and deferred rent receivables deemed probable of collection are carried net of allowances for uncollectible accounts, with increases or decreases in the allowances recorded through rental income on our consolidated statements of operations. Prior to the adoption of Topic 842 on January 1, 2019, the allowances were increased or decreased through provision for bad debts on our consolidated statements of operations.

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

For the years ended December 31, 2019, 2018 and 2017, we recorded a total allowance for uncollectible accounts for both current tenant receivables and deferred rent receivables of approximately 0.3%, 0.4% and 0.5%, respectively, of total revenues. In addition, for the years ended December 31, 2019 and 2018, we recorded an additional provision for uncollectible accounts of approximately 0.1% and 0.4%, respectively, of total revenues related to a note receivable. In the event our estimates were not accurate and we had to change our allowances by 1% of revenue from continuing operations, the potential impact to our net income available to common stockholders would be approximately $8.4 million, $7.5 million and $7.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Acquisitions

Acquisitions of operating properties and development and redevelopment opportunities generally do not meet the definition of a business and are accounted for as asset acquisitions, as substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. For these asset acquisitions, we record the acquired tangible and intangible assets and assumed liabilities based on each asset’s and liability’s relative fair value at the acquisition date of the total purchase price plus any capitalized acquisition costs.

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

Transaction costs associated with our acquisitions are capitalized as part of the purchase price of the acquisition. During the years ended December 31, 2019, 2018 and 2017, we capitalized $1.6 million, $3.8 million, and $4.6 million, respectively, of acquisition costs.

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

When we evaluate for potential impairment our real estate assets to be held and used, we first evaluate whether there are any indicators of impairment. If any impairment indicators are present for a specific real estate asset, we then perform an undiscounted cash flow analysis and compare the net carrying amount of the real estate asset to the real estate asset’s estimated undiscounted future cash flow over the anticipated holding period. If the estimated undiscounted future cash flow is less than the net carrying amount of the real estate asset, we perform an impairment loss calculation to determine if the fair value of the real estate asset is less than the net carrying value of the real estate asset. Our impairment loss calculation compares the net carrying amount of the real estate asset to the real estate asset’s estimated fair value, which may be based on estimated discounted future cash flow calculations or third-party valuations or appraisals. We recognize an impairment loss if the amount of the asset’s net carrying amount exceeds the asset’s estimated fair value. If we recognize an impairment loss, the estimated fair value of the asset becomes its new cost basis. For a depreciable long-lived asset, the new cost basis would be depreciated (amortized) over the remaining useful life of that asset. If a real estate asset is designated as real estate held for sale, it is carried at the lower of the net carrying value or estimated fair value less costs to sell, and depreciation ceases.

Our undiscounted cash flow and fair value calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flow and property fair values, including determining our estimated holding period and selecting the discount or capitalization rate that reflects the risk inherent in future cash flow. Estimating projected cash flow is highly subjective as it requires assumptions related to future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, and occupancy levels. We are also required to make a number of assumptions relating to future economic and market events and prospective operating trends. Determining the appropriate capitalization rate also requires significant judgment and is typically based on many factors including the prevailing rate for the market or submarket, as well as the quality and location of the properties. Further, capitalization rates can fluctuate resulting from a variety of factors in the overall economy or within regional markets. If the actual net cash flow or actual market capitalization rates significantly differ from our estimates, the impairment evaluation for an individual asset could be materially affected.

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

Cost Capitalization and Depreciation

We capitalize costs associated with development and redevelopment activities, capital improvements, and tenant improvements, including internal compensation costs. For the years ended December 31, 2019, 2018 and 2017, we capitalized $25.6 million, $24.2 million and $23.2 million, respectively, of internal costs to our qualifying development projects. In addition, for development and redevelopment projects, we also capitalize the following costs during periods in which activities necessary to prepare the project for its intended use are in progress: interest costs based on the weighted average interest rate of our outstanding indebtedness for the period, real estate taxes and insurance.

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

Share-Based Incentive Compensation Accounting

At December 31, 2019, the Company had one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan, which is described more fully in Note 15 “Share-Based Compensation” to our consolidated financial statements included in this report. The Executive Compensation Committee determines compensation for executive officers, as defined in Rule 16 under the Exchange Act. Compensation cost for all share-based awards, including options, requires an estimate of fair value on the grant date and compensation cost is recognized on a straight-line basis over the service vesting period, which represents the requisite service period. The grant date fair value for compensation programs that contain market conditions, like modifiers based on total stockholder return (a “market condition”), are performed using complex pricing valuation models that require the input of assumptions, including judgments to estimate expected stock price volatility, expected life, and forfeiture rate. Specifically, the grant date fair value of share-based compensation programs that include market conditions are calculated using a Monte Carlo simulation pricing model and the grant date fair value of stock option grants are calculated using the Black-Scholes valuation model. Additionally, certain of our market condition share-based compensation programs also contain pre-defined financial performance conditions, including FFO per share, FAD per share growth, and debt to EBITDA ratio goals which can impact the number of restricted stock units ultimately earned. This variability relating to the level of the performance condition achieved requires management’s judgment and estimates, which impacts compensation cost recognized for these awards during the performance period. As of December 31, 2019, the performance condition for certain of our outstanding market condition share-based compensation programs has been met and compensation cost for these awards is no longer variable. For these awards, although the number of restricted stock units ultimately earned remains variable subject to the ultimate achievement level of the market condition, compensation cost is no longer variable for these awards as the market condition was already taken into consideration as part of the grant date fair value calculation. As of December 31, 2019, there are certain outstanding share-based compensation awards where the performance conditions have not all yet been met. For these awards, compensation cost and the number of restricted stock units ultimately earned remains variable and compensation cost for these awards is recorded based the estimated level of achievement of the performance conditions through the requisite service period. Changes to compensation cost resulting from changes in the estimated level of achievement of the performance conditions are recorded as cumulative adjustments in the period the change in the estimated level of achievement of the performance conditions is determined.

For the years ended December 31, 2019, 2018, and 2017 we recorded approximately $18.1 million, $23.5 million, and $14.5 million, respectively, of compensation cost related to programs that were subject to such valuation models. If the valuation of the grant date fair value for such programs changed by 10%, the potential impact to our net income available to common stockholders would be approximately $1.6 million, $2.0 million, and $1.1 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Factors That May Influence Future Results of Operations

Development Program

We believe that a portion of our long-term future growth will continue to come from the completion of our in-process development projects and, subject to market conditions, executing on our future development pipeline, including expanding entitlements. Over the past several years, we increased our focus on development opportunities and expanded our future development pipeline through targeted acquisitions of development opportunities on the West Coast. This includes the acquisitions of two development sites in two separate transactions for a total cash purchase price of approximately $173.0 million in 2019, as discussed in “—Acquisitions” below.

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

Stabilized Development Projects

During the year ended December 31, 2019, we added the following project to our stabilized portfolio:

•
100 Hooper, SOMA, San Francisco, California, which we commenced construction on in November 2016. This project encompasses 311,859 square feet of office and 82,481 square feet of production, distribution and repair (“PDR”) space spanning two buildings with a total estimated investment of approximately $275.0 million. The office portion of the project is 100% leased and occupied by Adobe Systems Inc. and the PDR space is 86% leased as of the date of this report. We commenced revenue recognition on the lease with Adobe Systems Inc. on October 1, 2018. Cash rents on Phase I of the lease commenced in March 2019 and cash rents on the remaining phases will commence through the second quarter of 2020.

Completed Residential Development Projects

During the year ended December 31, 2019, we completed the first phase of the following residential development project:

•
One Paseo (Residential Phase I) - Del Mar, San Diego, California. We commenced construction on the first phase of the residential component of this mixed-use project in December 2016, which includes 237 residential units. The total estimated investment for this phase of the residential component of the project is approximately $145.0 million. As of the date of this report, 66% of the units have been leased.

In-Process Development Projects - Tenant Improvement

As of December 31, 2019, the following development projects were in the tenant improvement phase:

•
The Exchange on 16th, Mission Bay, San Francisco, California. We commenced construction on this project in June 2015. This project totals approximately 750,000 gross rentable square feet consisting of 738,000 square feet of office space and 12,000 square feet of retail space at a total estimated investment of $585.0 million. The office space in the project is 100% leased to Dropbox, Inc. During the year ended December 31, 2019, we completed construction and commenced revenue recognition on the first phase of the project in the second quarter of 2019 and on the second phase of the project in the fourth quarter of 2019, totaling approximately 82% of the project. The remaining space is currently expected to stabilize in the third quarter of 2020. Cash rents on the project will continue to commence through the first quarter of 2020.

•
One Paseo (Retail) - Del Mar, San Diego, California. We commenced construction on the retail component of this mixed-use project in December 2016, which is comprised of approximately 96,000 square feet of retail space with a total estimated investment of $100.0 million. As of the date of this report, the retail space of the project was 100% leased and 89% occupied. This project will be added to our stabilized portfolio in the first quarter of 2020.

In-Process Development Projects - Under Construction

As of December 31, 2019, we had six projects in our in-process development pipeline that were under construction.

•
Kilroy Oyster Point (Phase I), South San Francisco, California. In March 2019, we commenced construction on Phase I of this 39-acre life science campus situated on the waterfront in South San Francisco. This first phase encompasses approximately 656,000 square feet of office space at a total estimated investment of $570.0 million. In 2019, we executed two 12-year leases for 100% of Phase I of the project. We currently expect this project to stabilize in the fourth quarter of 2021.

•
9455 Towne Centre Drive, University Towne Center, San Diego, California. In March 2019, we commenced construction on this project which totals approximately 160,000 square feet of office space at a total estimated investment of $110.0 million. In December 2019, we executed a long-term lease with a major technology company for 100% of the project. We currently expect this project to stabilize in the first quarter of 2021.

•
Netflix & Living // On Vine, Hollywood, California. We commenced construction on the office component of this mixed-use project in January 2018, which includes the project’s overall infrastructure and site work and approximately 355,000 square feet of office space for a total estimated investment of $300.0 million. The office space of this project is 100% leased to Netflix, Inc. We commenced construction on the residential component of the project in December 2018, which encompasses 193 residential units at a total estimated investment of $195.0 million. We currently expect this project to stabilize in the first quarter of 2021, and the residential component is currently expected to be completed in the fourth quarter of 2020.

•
333 Dexter, South Lake Union, Seattle, Washington. We commenced construction on this project in June 2017. This project encompasses approximately 635,000 square feet of office space at a total estimated investment of $410.0 million. During the year ended December 31, 2019, we executed a lease for 100% of the project with a Fortune 50 publicly traded company. Construction is currently in progress and the project is currently estimated to move into the tenant improvement phase in the first quarter of 2020 and stabilize in the second half of 2022.

•
One Paseo (Residential Phases II and III and Office) - Del Mar, San Diego, California. We commenced construction on the residential component of this mixed-use project in December 2016 of which Phases II and III comprise 371 residential units. The total estimated investment for Phases II and III of the residential component of the project is approximately $230.0 million. Phases II and III are expected to be completed and delivered in phases during the first half of 2020. We commenced construction on the office component of the project in December 2018, which encompasses 285,000 square feet of office space at a total estimated investment of $205.0 million. As of the date of this report, the office component of the project was 80% leased. We currently expect the project to stabilize in the second quarter of 2021.

•
2100 Kettner, Little Italy, San Diego, California. We commenced construction on this project in September 2019. This project is comprised of approximately 200,000 square feet of office space for a total estimated investment of $140.0 million.

Future Development Pipeline

As of December 31, 2019, our future development pipeline included five future projects located in Greater Seattle, the San Francisco Bay Area and San Diego County with an aggregate cost basis of approximately $985.7 million, at which we believe we could develop more than 6.0 million rentable square feet for a total estimated investment of approximately $5.0 billion to $7.0 billion, depending on successfully obtaining entitlements and market conditions.

The following table sets forth information about our future development pipeline.

Future Development Pipeline	Location	Approx. Developable Square Feet (1)	Total Costs as of 12/31/2019 ($ in millions)(2)

San Diego County
Santa Fe Summit – Phases II and III	56 Corridor	600,000 - 650,000	$80.4
1335 Broadway & 901 Park Boulevard	East Village	TBD	45.1
San Francisco Bay Area
Kilroy Oyster Point - Phase II - IV	South San Francisco	1,750,000 - 1,900,000	330.5
Flower Mart	SOMA	2,300,000	392.3
Greater Seattle
Seattle CBD Project	Seattle CBD	TBD	137.4
TOTAL:			$985.7
________________________

(1)
The developable square feet and scope of projects could change materially from estimated data provided due to one or more of the following: any significant changes in the economy, market conditions, our markets, tenant requirements and demands, construction costs, new supply, regulatory and entitlement processes or project design.

(2)	Represents cash paid and costs incurred, including accrued liabilities in accordance with GAAP, as of December 31, 2019.

Fluctuations in our development activities could cause fluctuations in the average development asset balances qualifying for interest and other carrying cost and internal cost capitalization in future periods. During the years ended December 31, 2019 and 2018, we capitalized interest on in-process development projects and future development pipeline projects with an average aggregate cost basis of approximately $2.0 billion and $1.6 billion, respectively, as it was determined these projects qualified for interest and other carrying cost capitalization under GAAP. For the years ended December 31, 2019 and 2018, we capitalized $81.2 million and $68.1 million, respectively, of interest to our qualifying development projects. For the years ended December 31, 2019 and 2018, we capitalized $25.6 million and $24.2 million, respectively, of internal costs to our qualifying redevelopment and development projects.

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

In connection with our capital recycling strategy, during 2019, we completed the sale of two office properties to unaffiliated third parties for total gross sales proceeds of $133.8 million. During 2018, we completed the sale of 11 office properties to unaffiliated third parties for total gross sales proceeds of $373.0 million.

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

During the year ended December 31, 2019, we acquired a 19-building creative office campus and two development sites in three transactions for a total cash purchase price of $359.0 million. During the year ended December 31, 2018, we acquired four office buildings in two transactions for a total cash purchase price of $257.0 million and a 39-acre development site for approximately $308.2 million. We generally finance our acquisitions through proceeds from the issuance of debt and equity securities, borrowings under our unsecured revolving credit facility, proceeds from our capital recycling program, the assumption of existing debt and cash flows from operations.

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

Incentive Compensation. Our Executive Compensation Committee determines compensation, including cash bonuses and equity incentives, for our executive officers, as defined in Rule 16 under the Exchange Act. For 2019, the annual cash bonus program was structured to allow the Executive Compensation Committee to evaluate a variety of key quantitative and qualitative metrics at the end of the year and make a determination based on the Company’s and management’s overall performance. Our Executive Compensation Committee also grants equity incentive awards from time to time that include performance-based and/or market-measure based vesting requirements and time-based vesting requirements. As a result, accrued incentive compensation and compensation expense for future awards may be affected by our operating and development performance, financial results, stock price, performance against applicable performance-based vesting goals, market conditions, liquidity measures, and other factors. Consequently, we cannot predict the amounts that will be recorded in future periods related to such incentive compensation.

As of December 31, 2019, there was approximately $50.5 million of total unrecognized compensation cost related to outstanding nonvested shares of restricted common stock and RSUs issued under share-based compensation arrangements. Those costs are expected to be recognized over a weighted-average period of 2.1 years. The $50.5 million of unrecognized compensation cost does not reflect the future compensation cost for any potential share-based awards that may be issued subsequent to December 31, 2019. Share-based compensation expense for potential future awards could be affected by our operating and development performance, financial results, stock price, performance against applicable performance-based vesting goals, market conditions and other factors.

Information on Leases Commenced and Executed

Leasing Activity and Changes in Rental Rates. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following tables set forth certain information regarding leasing activity for our stabilized portfolio during the year ended December 31, 2019.

For Leases Commenced

	1st & 2nd Generation (1)(2)					2nd Generation (1)(2)
	Number of Leases (3)		Rentable Square Feet (3)		Retention Rates (4)	TI/LC per Sq. Ft. (5)	TI/LC per Sq. Ft. / Year	Changes in Rents (6)(7)	Changes in Cash Rents (8)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Year Ended December 31, 2019	70	58	1,440,649	867,514	35.5%	$50.49	$6.45	41.1%	18.4%	94

For Leases Executed (9)

	1st & 2nd Generation (1)(2)				2nd Generation (1)(2)
	Number of Leases (3)		Rentable Square Feet (3)		TI/LC per Sq. Ft. (5)	TI/LC Per Sq. Ft. / Year	Changes in Rents (6)(7)	Changes in Cash Rents (8)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Year Ended December 31, 2019	70	58	964,247	867,514	$59.01	$8.64	52.3%	29.6%	82
_______________________

(1)	Includes 100% of consolidated property partnerships.

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

(7)
Excludes commenced and executed leases of approximately 355,829 and 215,640 rentable square feet, respectively, for the year ended December 31, 2019, for which the space was vacant longer than one year or being leased for the first time. Space vacant for more than one year is excluded from our change in rents calculations to provide a more meaningful market comparison.

(8)
Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. Excludes leases for which the space was vacant longer than one year or vacant when the property was acquired.

(9)	For the year ended December 31, 2019, 34 new leases totaling 644,176 rentable square feet were signed but not commenced as of December 31, 2019.

As of December 31, 2019, we believe that the weighted average cash rental rates for our total stabilized portfolio, are approximately 20% below the current average market rental rates. Individual properties within any particular submarket presently may be leased either above, below, or at the current market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our portfolio.

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

Lease Expirations (1)

Year of Lease Expiration	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (2)(3)	% of Total Annualized Base Rent (2)	Annualized Base Rent per Sq. Ft. (2)
2020 (4)	82	965,896	7.7%	$42,648	6.6%	$44.15
2021 (4)	80	843,494	6.8%	36,461	5.6%	43.23
2022	62	749,273	6.0%	32,488	5.1%	43.36
2023	77	1,227,648	9.7%	64,992	10.1%	52.94
2024	56	998,249	8.0%	47,378	7.4%	47.46
Total	357	4,784,560	38.2%	$223,967	34.8%	$46.81

Year	Region	# of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (2)(3)	% of Total Annualized Base Rent (2)	Annualized Rent per Sq. Ft. (2)
2020 (4)	Greater Los Angeles	49	434,475	3.5%	$18,226	2.8%	$41.95
	San Diego	16	203,510	1.6%	8,266	1.3%	40.62
	San Francisco Bay Area	14	241,096	1.9%	13,662	2.1%	56.67
	Greater Seattle	3	86,815	0.7%	2,494	0.4%	28.73
	Total	82	965,896	7.7%	$42,648	6.6%	$44.15

2021 (4)	Greater Los Angeles	46	285,425	2.4%	$11,636	1.8%	$40.77
	San Diego	14	289,457	2.3%	11,635	1.8%	40.20
	San Francisco Bay Area	11	239,259	1.9%	12,245	1.9%	51.18
	Greater Seattle	9	29,353	0.2%	945	0.1%	32.19
	Total	80	843,494	6.8%	$36,461	5.6%	$43.23
________________________

(1)
For leases that have been renewed early with existing tenants, the expiration date and annualized base rent information presented takes into consideration the renewed lease terms. Excludes leases not commenced as of December 31, 2019, space leased under month-to-month leases, storage leases, vacant space and future lease renewal options not executed as of December 31, 2019.

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

(3)	Includes 100% of annualized base rent of consolidated property partnerships.

(4)	Adjusting for leases executed as of December 31, 2019 but not yet commenced, the 2020 and 2021 expirations would be reduced by 267,449 and 173,267 square feet, respectively.

In addition to the 0.7 million rentable square feet, or 5.4%, of currently available space in our stabilized portfolio, leases representing approximately 7.7% and 6.8% of the occupied square footage of our stabilized portfolio are scheduled to expire during 2020 and 2021, respectively. The leases scheduled to expire in 2020 and 2021 represent approximately 1.8 million rentable square feet, or 12.2%, of our total annualized base rental revenue. Individual properties within any particular submarket presently may be leased either above, below, or at the current quoted market rates within that submarket. Our ability to re-lease available space depends upon both general market conditions and the market conditions in the specific regions in which individual properties are located.

Approximately 1.0 million rentable square feet, or 6.6%, of our total annualized base rental revenue, and 0.8 million rentable square feet, or 5.6% of our total annualized base rental revenue, is scheduled to expire in 2020 and 2021, respectively. As of December 31, 2019, we had executed leases for 0.3 million and 0.2 million rentable square feet of the expiring 1.0 million and 0.8 million rentable square feet in 2020 and 2021, respectively. For the 0.3 million leased rentable square feet of 2020 expirations, we believe that the weighted average cash rental rates are approximately 20.0% below market. We believe the weighted average cash rental rates for the remaining 0.7 million expiring rentable feet in 2020 are approximately 20% below current average market rental rates. For the 0.2 million leased rentable square feet of 2021 expirations, we believe that the weighted average cash rental rates are approximately 75% below market. We believe the weighted average cash rental rates for the remaining 0.6 million expiring rentable feet are approximately 25% below current average market rental rates.

Stabilized Portfolio Information

As of December 31, 2019, our stabilized portfolio was comprised of 112 office properties encompassing an aggregate of approximately 13.5 million rentable square feet and 200 residential units at our residential tower in Hollywood, California. Our stabilized portfolio includes all of our properties with the exception of development and redevelopment properties currently committed for construction, under construction or in the tenant improvement phase, undeveloped land, recently completed residential properties not yet stabilized and real estate assets held for sale. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We define properties in the tenant improvement phase as office and retail properties that we are developing or redeveloping where the project has reached cold shell condition and is ready for tenant improvements, which may require additional major base building construction before being placed in service. Projects in the tenant improvement phase are added to our stabilized portfolio once the project reaches the earlier of 95% occupancy or one year from the date of the cessation of major base building construction activities. Costs capitalized to construction in progress for development and redevelopment properties are transferred to land and improvements, buildings and improvements, and deferred leasing costs on our consolidated balance sheets as the historical cost of the property as the projects are placed in service.

We did not have any redevelopment or held for sale properties at December 31, 2019. Our stabilized portfolio also excludes our future development pipeline, which as of December 31, 2019 was comprised of five potential development sites, representing approximately 61 gross acres of undeveloped land on which we believe we have the potential to develop more than 6.0 million rentable square feet, depending upon economic conditions.

As of December 31, 2019, the following properties were excluded from our stabilized portfolio:

	Number of Properties/Projects	Estimated Rentable Square Feet (1) /Units
In-process development projects - tenant improvement (2)	2	846,000
In-process development projects - under construction (3)	6	2,291,000
Completed residential development project (4)	1	237 units
________________________

(1)	Estimated rentable square feet upon completion.

(2)	Includes 96,000 square feet of retail space.

(3)	In addition to the estimated office rentable square feet noted above, development projects under construction also include 564 residential units.

(4)	Represents recently completed residential units not yet stabilized.

The following table reconciles the changes in the rentable square feet in our stabilized office portfolio of operating properties from December 31, 2018 to December 31, 2019:

	Number of Buildings	Rentable Square Feet
Total as of December 31, 2018	94	13,232,580
Acquisitions	19	151,908
Completed development properties placed in-service	1	377,152
Dispositions	(2)	(355,654)
Remeasurement	—	69,809
Total as of December 31, 2019 (1)	112	13,475,795
________________________

(1)
Includes four properties owned by consolidated property partnerships (see Note 2 “Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included in this report for additional information).

Occupancy Information

The following table sets forth certain information regarding our stabilized portfolio:

Stabilized Portfolio Occupancy

Region	Number of Buildings	Rentable Square Feet	Occupancy at (1)
			12/31/2019	12/31/2018	12/31/2017
Greater Los Angeles	51	4,025,982	95.2%	95.1%	93.3%
Orange County	—	—	N/A	89.6%	86.6%
San Diego County	21	2,048,483	89.7%	89.3%	97.4%
San Francisco Bay Area	32	5,599,540	95.0%	96.4%	96.1%
Greater Seattle	8	1,801,790	97.7%	93.6%	95.4%
Total Stabilized Office Portfolio	112	13,475,795	94.6%	94.4%	95.2%

	Average Occupancy
	Year Ended December 31,
	2019	2018
Stabilized Office Portfolio (1)	93.3%	94.1%
Same Store Portfolio (2)	93.7%	94.3%
Residential Portfolio (3)	82.4%	79.7%
__________________________________

(1)	Occupancy percentages reported are based on our stabilized office portfolio as of the end of the period presented and exclude occupancy percentages of properties held for sale.

(2)
Occupancy percentages reported are based on office properties owned and stabilized as of January 1, 2018 and still owned and stabilized as of December 31, 2019. See discussion under “Results of Operations” for additional information.

(3)	Our residential portfolio consists of our 200-unit residential tower located in Hollywood, California and excludes 237 recently completed residential units that are not yet stabilized.

Results of Operations

Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018

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

Management further evaluates Net Operating Income by evaluating the performance from the following property groups:

•
Same Store Properties – includes the consolidated results of all of the office properties that were owned and included in our stabilized portfolio for two comparable reporting periods, i.e., owned and included in our stabilized portfolio as of January 1, 2018 and still owned and included in the stabilized portfolio as of December 31, 2019, including our residential tower in Hollywood, California;

•
Development Properties – includes the results generated by our stabilized development projects, certain of our in-process development projects and expenses for certain of our future development projects, including one office and one retail project in the tenant improvement phase that commenced revenue recognition in the second quarter of 2019, one office development project that was added to the stabilized portfolio in the second quarter of 2019 and the first phase of our residential development project that was completed in the third quarter of 2019.

•
Acquisition Properties – includes the results, from the dates of acquisition through the periods presented, for the 19-building creative office campus we acquired during 2019 and the four office buildings we acquired in 2018; and

•
Disposition Properties – includes the results of the 11 properties disposed of in the fourth quarter of 2018, the one property disposed of in the second quarter of 2019 and the one property disposed of in the fourth quarter of 2019.

The following table sets forth certain information regarding the property groups within our stabilized office portfolio as of December 31, 2019.

Group	# of Buildings	Rentable Square Feet
Same Store Properties	88	12,673,967
Development Properties - Stabilized (1)	1	394,340
Acquisition Properties	23	407,488
Total Stabilized Portfolio	112	13,475,795
________________________

(1)	Excludes development projects in the tenant improvement phase, our in-process development projects and future development projects.

The following table summarizes our Net Operating Income, as defined, for our total portfolio for the years ended December 31, 2019 and 2018.

	Year Ended December 31,		Dollar Change		Percentage Change
	2019	2018
	($ in thousands)
Reconciliation of Net Income Available to Common Stockholders to Net Operating Income, as defined:
Net Income Available to Common Stockholders	$195,443	$258,415	$(62,972)		(24.4)%
Net income attributable to noncontrolling common units of the Operating Partnership	3,766	5,193	(1,427)		(27.5)
Net income attributable to noncontrolling interests in consolidated property partnerships	16,020	14,318	1,702		11.9
Net income	$215,229	$277,926	$(62,697)		(22.6)%
Unallocated expense (income):
General and administrative expenses	88,139	90,471	(2,332)		(2.6)
Leasing costs	7,615	—	7,615	—	100
Depreciation and amortization	273,130	254,281	18,849		7.4
Interest income and other net investment (gain) loss	(4,641)	559	(5,200)		(930.2)
Interest expense	48,537	49,721	(1,184)		(2.4)
Loss on early extinguishment of debt	—	12,623	(12,623)		(100.0)
Net gain on sales of land	—	(11,825)	11,825		(100.0)
Gains on sales of depreciable operating properties	(36,802)	(142,926)	106,124		(74.3)
Net Operating Income, as defined	$591,207	$530,830	$60,377		11.4%

The following tables summarize our Net Operating Income, as defined, for our total portfolio for the years ended December 31, 2019 and 2018.

	Year Ended December 31,
	2019					2018
	Same Store	Develop-ment	Acquisitions	Disposi-tions	Total	Same Store	Develop-ment	Acquisitions	Disposi-tions	Total
	(in thousands)					(in thousands)
Operating revenues:
Rental income	$727,572	$62,547	$28,338	$8,015	$826,472	$610,363	$5,564	$6,458	$34,246	$656,631
Tenant reimbursements	—	—	—	—	—	73,083	849	1,378	5,672	80,982
Other property income	9,051	1,316	37	578	10,982	9,241	4	210	230	9,685
Total	736,623	63,863	28,375	8,593	837,454	692,687	6,417	8,046	40,148	747,298
Property and related expenses:
Property expenses	144,417	10,236	2,909	2,475	160,037	123,235	1,093	598	8,861	133,787
Real estate taxes	64,441	9,279	3,391	986	78,097	63,933	1,696	1,072	4,119	70,820
Provision for bad debts	—	—	—	—	—	5,661	16	—	8	5,685
Ground leases	7,953	—	160	—	8,113	6,176	—	—	—	6,176
Total	216,811	19,515	6,460	3,461	246,247	199,005	2,805	1,670	12,988	216,468
Net Operating Income, as defined	$519,812	$44,348	$21,915	$5,132	$591,207	$493,682	$3,612	$6,376	$27,160	$530,830

	Year Ended December 31, 2019 as compared to the Year Ended December 31, 2018
	Same Store		Development		Acquisitions		Dispositions		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income	$117,209	19.2%	$56,983	NM*	$21,880	338.8%	$(26,231)	(76.6)%	$169,841	25.9%
Tenant reimbursements	(73,083)	(100.0)	(849)	(100.0)	(1,378)	(100.0)	(5,672)	(100.0)	(80,982)	(100.0)
Other property income	(190)	(2.1)	1,312	NM*	(173)	(82.4)	348	151.3	1,297	13.4
Total	43,936	6.3	57,446	895.2	20,329	252.7	(31,555)	(78.6)	90,156	12.1
Property and related expenses:
Property expenses	21,182	17.2	9,143	836.5	2,311	386.5	(6,386)	(72.1)	26,250	19.6
Real estate taxes	508	0.8	7,583	447.1	2,319	216.3	(3,133)	(76.1)	7,277	10.3
Provision for bad debts	(5,661)	(100.0)	(16)	(100.0)	—	—	(8)	(100.0)	(5,685)	(100.0)
Ground leases	1,777	28.8	—	—	160	100.0	—	—	1,937	31.4
Total	17,806	8.9	16,710	595.7	4,790	286.8	(9,527)	(73.4)	29,779	13.8
Net Operating Income, as defined	$26,130	5.3%	$40,736	NM*	$15,539	243.7%	$(22,028)	(81.1)%	$60,377	11.4%
________________________

*	Percentage not meaningful.

The Company adopted Topic 842 on January 1, 2019 which resulted in rental revenues, tenant reimbursements, provision for/recoveries of bad debts, and lease termination fees being presented as one single component in rental income. The presentation changes required by Topic 842 were adopted prospectively with no restatement of previously reported periods required.

Net Operating Income increased $60.4 million, or 11.4%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018 primarily resulting from:

•	An increase of $26.1 million attributable to the Same Store Properties primarily resulting from:

•	An increase in total operating revenues of $43.9 million or 6.3% primarily due to the following:

◦	$20.0 million increase primarily due to new leases and renewals at higher average rental rates in the San Francisco Bay Area, Greater Seattle and Los Angeles regions;

◦
$12.0 million increase due to the adoption of Topic 842 on January 1, 2019, resulting in the gross-up of tenant direct billbacks, which were previously presented net in operating expenses. These billbacks are also included in property expenses and have no net impact on operating income;

◦	$5.2 million increase due to tenant recoveries of the new Proposition C gross receipts tax for San Francisco effective January 1, 2019; and

◦
$3.1 million increase due to higher recoveries of recurring expenses related to property taxes, repairs and maintenance, security, utilities, parking and various other recurring expenses at certain properties;

◦
$3.1 million net increase primarily due to a $4.2 million increase in revenue related to the improved credit quality of a tenant for which the Company recorded a bad debt reserve in 2018, partially offset by a $1.1 million decrease in revenue for other tenants with diminished credit quality during the year ended December 31, 2019. The provision for bad debts is included in rental income beginning January 1, 2019 in connection with the adoption of Topic 842; and

◦	$2.5 million increase in parking revenue primarily due to higher tenant parking at certain properties; partially offset by

◦	$2.1 million decrease in early lease termination fees primarily due to early terminations for two tenants in 2018;

•	An increase in property and related expenses of $17.8 million or 8.9% primarily resulting from:

•	An increase of $21.2 million in property expenses primarily due to:

◦
$12.0 million increase due to the adoption of Topic 842 on January 1, 2019, resulting in the gross-up of tenant direct billbacks, which were previously presented net in property expenses. These billbacks are also included in operating revenues and have no net impact on net operating income;

◦	$5.2 million increase due to the new Proposition C gross receipts tax in San Francisco passed through to tenants which became effective on January 1, 2019; and

◦	$3.7 million increase primarily due to higher reimbursable expenses including utilities, security, repairs and maintenance and various other recurring expenses;

•	An increase of $0.5 million in real estate taxes primarily due to:

◦	$1.1 million increase due to higher supplemental taxes assessed in 2019 for the 2016 to 2019 tax years at two properties in the Greater Los Angeles area;

◦	$1.0 million increase from regular annual property tax increases in 2019; offset by

◦
$1.9 million decrease due to the adoption of Topic 842 on January 1, 2019, which resulted in property taxes related to properties where the Company is the lessee under a ground lease to be presented in ground lease expense;

•
An increase in ground leases of $1.8 million primarily due to the adoption of Topic 842 on January 1, 2019, which resulted in property taxes related to properties where the Company is the lessee under a ground lease to be presented in ground lease expense; partially offset by

•	A decrease of $5.7 million due to 2018 reserves primarily related to one tenant. The provision for bad debts was included in operating expenses prior to the adoption of Topic 842 on January 1, 2019;

•	An increase of $40.7 million attributable to the Development Properties; and

•	An increase of $15.5 million attributable to the Acquisition Properties; partially offset by

•	A decrease of $22.0 million attributable to the Disposition Properties.

Other Expenses and Income

General and Administrative Expenses

General and administrative expenses decreased by approximately $2.3 million, or 2.6%, for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to the following:

•	A decrease of $10.6 million primarily due to lower executive retirement benefit expense; offset by

•
An increase of $5.7 million related to the mark-to-market adjustment for the Company’s deferred compensation plan which is offset by gains on the underlying marketable securities included in interest income and other net investment gains in the consolidated statements of operations; and

•	A net increase of $2.6 million due to higher compensation and other expenses related to the growth of the Company offset by lower legal fees in 2019 compared to 2018.

Leasing Costs

Effective January 1, 2019, the Company adopted Topic 842 and expensed $7.6 million of indirect leasing costs during the year ended December 31, 2019. Amounts in prior periods were capitalized under previous accounting guidance.

Depreciation and Amortization

Depreciation and amortization increased by approximately $18.8 million, or 7.4%, for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to the following:

•	An increase of $4.9 million attributable to the Same Store Properties;

•	An increase of $12.8 million attributable to the Acquisition Properties;

•	An increase of $13.3 million attributable to the Development Properties; partially offset by

•	A decrease of $12.2 million attributable to the Disposition Properties.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts/premiums and deferred financing cost amortization and capitalized interest, including capitalized debt discounts/premiums and deferred financing cost amortization for the years ended December 31, 2019 and 2018.

	Year Ended December 31,		Dollar Change	Percentage Change
	2019	2018
	($ in thousands)
Gross interest expense	$129,778	$117,789	$11,989	10.2%
Capitalized interest and deferred financing costs	(81,241)	(68,068)	(13,173)	19.4
Interest expense	$48,537	$49,721	$(1,184)	(2.4)%

Gross interest expense, before the effect of capitalized interest and deferred financing costs, increased $12.0 million, or 10.2%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018, primarily due to an increase in the average outstanding debt balance for the year ended December 31, 2019.

Capitalized interest and deferred financing costs increased $13.2 million, or 19.4%, for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily attributable to an increase in the average development asset balances qualifying for interest capitalization during 2019 as compared to 2018. During the years ended December 31, 2019 and 2018, we capitalized interest on in-process development projects and future development pipeline projects with an average aggregate cost basis of approximately $2.0 billion and $1.6 billion, respectively.

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

Net income attributable to noncontrolling interests in consolidated property partnerships

Net income attributable to noncontrolling interests in consolidated property partnerships increased $1.7 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to a new lease at a higher rate at one property held in a property partnership in 2019. The amounts reported for the years ended December 31, 2019 and 2018 are comprised of the noncontrolling interest’s share of net income for 100 First Member, LLC (“100 First LLC”) and 303 Second Street Member, LLC (“303 Second LLC”) and the noncontrolling interest’s share of net income for Redwood LLC. See Note 11 “Noncontrolling Interests on the Company's Consolidated Financial Statements” to our consolidated financial statements included in this report for additional information.

Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017

Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations –Results of Operations” in our Form 10-K for the year ended December 31, 2018 for a discussion of the year ended December 31, 2018 compared to the year ended December 31, 2017.

Liquidity and Capital Resources of the Company

In this “Liquidity and Capital Resources of the Company” section, the term the “Company” refers only to Kilroy Realty Corporation on an unconsolidated basis and excludes the Operating Partnership and all other subsidiaries.

The Company’s business is operated primarily through the Operating Partnership. Distributions from the Operating Partnership are the Company’s primary source of capital. The Company believes the Operating Partnership’s sources of working capital, specifically its cash flow from operations and borrowings available under its unsecured revolving credit facility and funds from its capital recycling program, including strategic ventures, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its common stockholders for the next twelve months. Cash flows from operating activities generated by the Operating Partnership for the year ended December 31, 2019 were sufficient to cover the Company’s payment of cash dividends to its stockholders. However, there can be no assurance that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distributions to the Company. The unavailability of capital could adversely affect the Operating Partnership’s ability to make distributions to the Company, which would in turn, adversely affect the Company’s ability to pay cash dividends to its stockholders.

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

The Company intends to continue to make, but has not committed to make, regular quarterly cash distributions to common stockholders, and through the Operating Partnership, common unitholders from the Operating Partnership’s cash flow from operating activities. All such distributions are at the discretion of the Board of Directors. In 2019, the Company’s distributions exceeded 100% of its taxable income, resulting in a return of capital to its stockholders. As the Company intends to maintain distributions at a level sufficient to meet the REIT distribution requirements and minimize its obligation to pay income and excise taxes, it will continue to evaluate whether the current levels of distribution are sufficient to do so for 2020. In addition, in the event the Company is unable to identify and complete the acquisition of suitable replacement properties to effect Section 1031 Exchanges or is unable to successfully complete Section 1031 Exchanges to defer some or all of the taxable gains related to property dispositions, the Company may elect to distribute a special dividend to its common stockholders and common unitholders in order to minimize or eliminate income taxes on such gains. The Company considers market factors and its performance in addition to REIT requirements in determining its distribution levels. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which is consistent with the Company’s intention to maintain its qualification as a REIT. Such investments may include, for example, obligations of the Government National Mortgage Association, other governmental agency securities, certificates of deposit, and interest-bearing bank deposits.

On December 10, 2019, the Board of Directors declared a regular quarterly cash dividend of $0.485 per share of common stock. The regular quarterly cash dividend is payable to stockholders of record on December 31, 2019 and a corresponding cash distribution of $0.485 per Operating Partnership units is payable to holders of the Operating Partnership’s common limited partnership interests of record on December 31, 2019, including those owned by the Company. The total cash quarterly dividends and distributions paid on January 15, 2020 were $52.4 million.

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

Capitalization

As of December 31, 2019, our total debt as a percentage of total market capitalization was 28.3%, which was calculated based on the closing price per share of the Company’s common stock of $83.90 on December 31, 2019 as shown in the following table:

	Shares/Units at December 31, 2019	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
	($ in thousands)
Debt: (1)
Unsecured Line of Credit		$245,000	1.9%
Unsecured Term Loan Facility		150,000	1.2
Unsecured Senior Notes due 2023		300,000	2.4
Unsecured Senior Notes due 2024		425,000	3.4
Unsecured Senior Notes due 2025		400,000	3.1
Unsecured Senior Notes Series A & B due 2026		250,000	2.0
Unsecured Senior Notes due 2028		400,000	3.1
Unsecured Senior Notes due 2029		400,000	3.1
Unsecured Senior Notes Series A & B due 2027 & 2029		250,000	2.0
Unsecured Senior Notes due 2030		500,000	4.0
Secured debt		259,502	2.1
Total debt		3,579,502	28.3
Equity and Noncontrolling Interests in the Operating Partnership: (2)
Common limited partnership units outstanding (2)	2,023,287	169,754	1.3
Shares of common stock outstanding (3) (4)	106,016,287	8,894,766	70.4
Total Equity and Noncontrolling Interests in the Operating Partnership		9,064,520	71.7
Total Market Capitalization		$12,644,022	100.0%
________________________

(1)
Represents gross aggregate principal amount due at maturity before the effect of the following at December 31, 2019: $20.3 million of unamortized deferred financing costs on the unsecured term loan facility, unsecured senior notes and secured debt, $6.5 million of unamortized discounts for the unsecured senior notes.

(2)	Includes common units of the Operating Partnership not owned by the Company; does not include noncontrolling interests in consolidated property partnerships.

(3)	Value based on closing price per share of our common stock of $83.90 as of December 31, 2019.

(4)	Shares of common stock outstanding exclude 3,147,110 shares of common stock sold under forward equity sale agreements that remain to be settled as of December 31, 2019.

Liquidity and Capital Resources of the Operating Partnership

In this “Liquidity and Capital Resources of the Operating Partnership” section, the terms “we,” “our,” and “us” refer to the Operating Partnership or the Operating Partnership and the Company together, as the context requires.

General

Our primary liquidity sources and uses are as follows:

Liquidity Sources

•	Net cash flow from operations;

•	Borrowings under the Operating Partnership’s unsecured revolving credit facility and term loan facility;

•	Proceeds from our capital recycling program, including the disposition of assets and the formation of strategic ventures;

•	Proceeds from additional secured or unsecured debt financings; and

•	Proceeds from public or private issuance of debt, equity or preferred equity securities.

Liquidity Uses

•	Development and redevelopment costs;

•	Operating property or undeveloped land acquisitions;

•	Property operating and corporate expenses;

•	Capital expenditures, tenant improvement and leasing costs;

•	Debt service and principal payments, including debt maturities;

•	Distributions to common security holders;

•	Repurchases and redemptions of outstanding common stock of the Company; and

•	Outstanding debt repurchases, redemptions and repayments.

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

2019 Capital and Financing Transactions

We continue to be active in the capital markets and our capital recycling program to finance our acquisition and development activity and our continued desire to extend our debt maturities. This was primarily a result of the following activity:

Capital Recycling Program

•	During the year ended December 31, 2019, we completed the sale of two office buildings to unaffiliated third parties for gross sales proceeds totaling approximately $133.8 million.

Capital Markets / Debt Transactions

•
In addition to obtaining funding from our capital recycling program during 2019, we successfully completed the following financing and capital raising activities to fund our continued growth. We continued to strengthen our balance sheet and lower our overall cost of capital.

•	Fully physically settled the forward equity sale agreements entered into in August 2018. Upon settlement, the Company issued 5,000,000 shares of common stock for net proceeds of $354.3 million;

•	Issued $500.0 million aggregate principal amount of 10-year 3.050% unsecured senior notes due February 2030 in an underwritten public offering; and

•
Executed various 12-month forward equity sale agreements throughout 2019, under our at-the-market stock offering program, with financial institutions acting as forward purchasers to sell 3,147,110 shares of common stock at a weighted average sales price of $80.08 per share before underwriting discounts, commissions, and offering expenses. We currently expect to fully physically settle the forward equity sale agreements and receive cash proceeds upon one or more settlement dates, at the Company’s discretion, prior to the final settlement dates in the first quarter of 2020 through the first quarter of 2021.

Liquidity Sources

Unsecured Revolving Credit Facility and Term Loan Facility

The following table summarizes the balance and terms of our unsecured revolving credit facility as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
	(in thousands)
Outstanding borrowings	$245,000	$45,000
Remaining borrowing capacity	505,000	705,000
Total borrowing capacity (1)	$750,000	$750,000
Interest rate (2)	2.76%	3.48%
Facility fee-annual rate (3)	0.200%
Maturity date	July 2022

_______________

(1)
We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $600.0 million under an accordion feature under the terms of the unsecured revolving credit facility and unsecured term loan facility.

(2)	Our unsecured revolving credit facility interest rate was calculated based on the contractual rate of LIBOR plus 1.000% as of December 31, 2019 and 2018, respectively.

(3)
Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of December 31, 2019 and 2018, $3.4 million and $4.7 million of unamortized deferred financing costs, respectively, which are included in prepaid expenses and other assets, net on our consolidated balance sheets, remained to be amortized through the maturity date of our unsecured revolving credit facility.

We intend to borrow under the unsecured revolving credit facility as necessary for general corporate purposes, to finance development and redevelopment expenditures, to fund potential acquisitions and to potentially repay long-term debt.

The following table summarizes the balance and terms of our unsecured term loan facility as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
	(in thousands)
Outstanding borrowings	$150,000	$150,000
Remaining borrowing capacity	—	—
Total borrowing capacity (1)	$150,000	$150,000
Interest rate (2)	2.85%	3.49%
Undrawn facility fee-annual rate	0.200%
Maturity date	July 2022
________________________

(1)
As of December 31, 2019 and 2018, $0.7 million and $0.9 million of unamortized deferred financing costs, respectively, remained to be amortized through the maturity date of our unsecured term loan facility.

(2)	Our unsecured term loan facility interest rate was calculated based on the contractual rate of LIBOR plus 1.100% as of December 31, 2019 and 2018.

Capital Recycling Program

In connection with our capital recycling strategy, through December 31, 2019, we completed the sale of two properties to unaffiliated third parties for gross sales proceeds totaling approximately $133.8 million. During 2018, we completed the sale of 11 office properties to unaffiliated third parties for total gross sales proceeds of $373.0 million. See “—Factors that May Influence Future Operations” and Note 4 “Dispositions” to our consolidated financial statements included in this report for additional information.

We currently anticipate that in 2020 we could raise additional capital through our dispositions program ranging from approximately $150 million to $300 million. However, any potential future disposition transactions will depend on market conditions and other factors including but not limited to our capital needs and our ability to defer some or all of the taxable gains on the sales. In addition, we cannot assure you that we will dispose of any additional properties or that we will be able to identify and complete the acquisition of suitable replacement properties to effect Section 1031 Exchanges to defer some or all of the taxable capital gains related to our capital recycling program.

Settlement of 2018 Common Stock Forward Equity Sale Agreements

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

At-The-Market Stock Offering Program

Under our 2018 At-The-Market-Program (the “2018 At-The-Market Program”), which commenced June 2018, we may offer and sell shares of our common stock with an aggregate gross sales price of up to $500.0 million from time to time in “at-the-market” offerings. In connection with the at-the-market program, the Company may also, at its discretion, enter into forward equity sale agreements (see “Note 13. Stockholders’ Equity of the Company” to our consolidated financial statements included in this report for additional information).

During the year ended December 31, 2019, we executed various 12-month forward equity sale agreements under the 2018 At-The-Market Program with financial institutions acting as forward purchasers to sell 3,147,110 shares of common stock at a weighted average sales price of $80.08 per share before underwriting discounts, commissions and offering expenses. The Company did not directly sell any shares of our common stock under the 2018 At-The-Market Program during the year and did not receive any proceeds from the sale of its shares of common stock by the forward purchasers. The Company currently expects to fully physically settle the forward equity sale agreements and receive cash proceeds upon one or more settlement dates, at the Company’s discretion, prior to the final settlement dates in the first quarter of 2020 through the first quarter of 2021, at which time we expect to receive aggregate net cash proceeds at settlement equal to the number of shares specified in such forward equity sale agreement multiplied by the relevant forward price per share. The weighted average forward sale price that we expect to receive upon physical settlement of the agreements will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers’ stock borrowing costs and (iii) scheduled dividends during the term of the agreements. We have not settled any portion of these forward equity sale agreements as of the date of this filing. Upon physical settlement, the Company will contribute the net proceeds from the issuance of shares of our common stock to the Operating Partnership in exchange for an equal number of units in the Operating Partnership.

Since commencement of the 2018 Program, we have directly sold 447,466 shares of common stock through December 31, 2019 and 3,147,110 shares have been sold by forward purchasers under forward equity sale agreements, which have not been settled as of the date of this filing. As of December 31, 2019, approximately $214.2 million remains available to be sold under this program.

The following table sets forth information regarding direct sales of our common stock under the 2018 At-The-Market Program and our 2014 at-the-market program for the year ended December 31, 2018:

Year Ended December 31,
2018
(in millions, except share and per share data)
Shares of common stock sold during the year	1,817,195
Weighted average price per share of common stock	$73.64
Aggregate gross proceeds	$133.8
Aggregate net proceeds after selling commissions	$132.1

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

Shelf Registration Statement

As discussed above under “—Liquidity and Capital Resources of the Company,” the Company is a well-known seasoned issuer and the Company and the Operating Partnership have an effective shelf registration statement that provides for the public offering and sale from time to time by the Company of its preferred stock, common stock, depository shares and guarantees of debt securities and by the Operating Partnership of its debt securities, in each case in unlimited amounts. The Company evaluates the capital markets on an ongoing basis for opportunities to raise capital, and, as circumstances warrant, the Company and the Operating Partnership may issue securities of all of these types in one or more offerings at any time and from time to time on an opportunistic basis, depending upon, among other things, market conditions, available pricing and capital needs. When the Company receives proceeds from the sales of its preferred or common stock, it generally contributes the net proceeds from those sales to the Operating Partnership in exchange for corresponding preferred or common partnership units of the Operating Partnership. The Operating Partnership may use these proceeds and proceeds from the sale of its debt securities to repay debt, including borrowings under its unsecured revolving credit facility, to develop new or existing properties, to make acquisitions of properties or portfolios of properties, or for general corporate purposes. In September 2019, the Company filed with the Securities Exchange Commission a new shelf registration statement on Form S-3 which became immediately effective upon filing.

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

Unsecured and Secured Debt

The aggregate principal amount of the unsecured and secured debt of the Operating Partnership outstanding as of December 31, 2019 was as follows:

Aggregate Principal Amount Outstanding (1)
(in thousands)
Unsecured Line of Credit	$245,000
Unsecured Term Loan Facility	150,000
Unsecured Senior Notes due 2023	300,000
Unsecured Senior Notes due 2024	425,000
Unsecured Senior Notes due 2025	400,000
Unsecured Senior Notes Series A & B due 2026	250,000
Unsecured Senior Notes due 2028	400,000
Unsecured Senior Notes due 2029	400,000
Unsecured Senior Notes Series A & B due 2027 & 2029	250,000
Unsecured Senior Notes due 2030	500,000
Secured Debt	259,502
Total Unsecured and Secured Debt	3,579,502
Less: Unamortized Net Discounts and Deferred Financing Costs (1)	(26,724)
Total Debt, Net	$3,552,778
________________________

(1)
Includes $20.3 million of unamortized deferred financing costs on the unsecured term loan facility, unsecured senior notes, and secured debt, $6.5 million of unamortized discounts for the unsecured senior notes. Excludes unamortized deferred financing costs on the unsecured revolving credit facility, which are included in prepaid expenses and other assets, net on our consolidated balance sheets.

Debt Composition

The composition of the Operating Partnership’s aggregate debt balances between secured and unsecured and fixed-rate and variable-rate debt as of December 31, 2019 and 2018 was as follows:

	Percentage of Total Debt (1)		Weighted Average Interest Rate(1)
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Secured vs. unsecured:
Unsecured	92.8%	88.6%	3.8%	4.0%
Secured	7.2%	11.4%	3.9%	4.4%
Variable-rate vs. fixed-rate:
Variable-rate	11.0%	6.6%	2.8%	3.5%
Fixed-rate (2)	89.0%	93.4%	3.9%	4.1%
Stated rate (2)			3.8%	4.1%
GAAP effective rate (3)			3.8%	4.0%
GAAP effective rate including debt issuance costs			4.0%	4.2%
________________________

(1)	As of the end of the period presented.

(2)	Excludes the impact of the amortization of any debt discounts/premiums and deferred financing costs.

(3)	Includes the impact of the amortization of any debt discounts/premiums, excluding deferred financing costs.

Liquidity Uses

Contractual Obligations

The following table provides information with respect to our contractual obligations as of December 31, 2019. The table: (i) indicates the maturities and scheduled principal repayments of our secured and unsecured debt outstanding as of December 31, 2019; (ii) indicates the scheduled interest payments of our fixed-rate debt as of December 31, 2019; (iii) provides information about the minimum commitments due in connection with our ground lease obligations and other lease and contractual commitments; and (iv) provides estimated development commitments as of December 31, 2019. Note that the table does not reflect our available debt maturity extension options and reflects gross aggregate principal amounts before the effect of unamortized discounts/premiums.

	Payment Due by Period
	Less than 1 Year (2020)	2-3 Years (2021-2022)	4-5 Years (2023-2024)	More than 5 Years (After 2024)	Total
	(in thousands)
Principal payments: secured debt (1)	$5,137	$10,896	$11,781	$231,688	$259,502
Principal payments: unsecured debt (2)	—	395,000	725,000	2,200,000	3,320,000
Interest payments: fixed-rate debt (3)	124,083	247,542	223,718	305,869	901,212
Interest payments: variable-rate debt (4)	4,275	6,793	—	—	11,068
Interest payments: unsecured revolving credit facility (5)	6,762	10,744	—	—	17,506
Ground lease obligations (6)	5,641	11,283	11,324	286,385	314,633
Lease and other contractual commitments (7)	149,606	12,009	—	—	161,615
Development commitments (8)	478,000	403,000	—	—	881,000
Total	$773,504	$1,097,267	$971,823	$3,023,942	$5,866,536
___________

(1)	Represents gross aggregate principal amount before the effect of deferred financing costs of approximately and $0.9 million as of December 31, 2019.

(2)	Represents gross aggregate principal amount before the effect of the unamortized discount and deferred financing costs of approximately $6.5 million and $19.4 million as of December 31, 2019.

(3)
As of December 31, 2019, 89.0% of our debt was contractually fixed. The information in the table above reflects our projected interest rate obligations for these fixed-rate payments based on the contractual interest rates on an accrual basis and scheduled maturity dates.

(4)
As of December 31, 2019, 4.2% of our debt bore interest at variable rates which was incurred under the unsecured term loan facility. The variable interest rate payments are based on the contractual rate of LIBOR plus 1.100% as of December 31, 2019. The information in the table above reflects our projected interest rate obligations for these variable-rate payments based on the outstanding principal balance as of December 31, 2019, the scheduled interest payment dates and the contractual maturity date.

(5)
As of December 31, 2019, 6.8% of our debt bore interest at variable rates which was incurred under the unsecured revolving credit facility. The variable interest rate payments are based on the contractual rate of LIBOR plus 1.000% as of December 31, 2019. The information in the table above reflects our projected interest rate obligations for these variable-rate payments based on the outstanding principal balances as of December 31, 2019, the scheduled interest payment dates and the contractual maturity date.

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

(8)
Amounts represent commitments under signed leases for pre-leased development projects and contractual commitments for projects in the tenant improvement phase and under construction as of December 31, 2019. The timing of these expenditures may fluctuate based on the ultimate progress of construction. We may start additional construction in 2020 (see “—Development” for additional information).

Other Liquidity Uses

Development

As of December 31, 2019, we had six development projects under construction.  These projects have a total estimated investment of approximately $2.2 billion, of which we have incurred approximately $1.3 billion and committed an additional $826.0 million as of December 31, 2019. In addition, as of December 31, 2019, we had two development projects in the tenant improvement phase. These projects have a total estimated investment of approximately $685.0 million of which we have incurred approximately $640.0 million, net of retention, and committed an additional $38.0 million as of December 31, 2019. We also had one stabilized development project and one completed residential project with a total estimated investment of $420.0 million of which we have incurred approximately $400.0 million and committed an additional $17.0 million as of December 31, 2019. Including the commitment information in the table above we currently believe we may spend between $500.0 million to $600.0 million on development projects throughout 2020.  Ultimate timing of these expenditures may fluctuate given construction progress and leasing status of the projects.  We expect that any material additional development activities will be funded with borrowings under the unsecured revolving credit facility, the public or private issuance of debt or equity securities, the disposition of assets under our capital recycling program, or strategic venture opportunities.

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

Potential Future Acquisitions

During the year ended December 31, 2019, we acquired a 19-building creative office campus and two development sites for a total of $359.0 million in cash. During 2018, we acquired four office buildings and a 39-acre development site for a total of $565.2 million in cash. These transactions were funded through various capital raising activities and liquidity as discussed in “—Liquidity Sources”.

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

Share Repurchases

An aggregate of 4,935,826 shares currently remain eligible for repurchase under a share repurchase program approved by the Company’s board of directors in 2016. Under this program, repurchases may be made in open market transactions at prevailing prices or through privately negotiated transactions. We may elect to repurchase shares of our common stock under this program in the future depending upon various factors, including market conditions, the trading price of our common stock and our other uses of capital. This program does not have a termination date, and repurchases may be discontinued at any time. We intend to fund repurchases, if any, primarily with the proceeds from property dispositions.

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

For properties within our stabilized portfolio, excluding our development properties, we believe we could spend approximately $20.0 million to $25.0 million in capital improvements, tenant improvements and leasing costs in 2020, in addition to the lease and contractual commitments included in our contractual obligations table above. The amount we ultimately spend will depend on leasing activity during 2020.

The following table sets forth our historical actual capital expenditures, and tenant improvements and leasing costs for deals commenced, excluding tenant-funded tenant improvements, for renewed and re-tenanted space within our stabilized portfolio for each of the years ended December 31, 2019, 2018 and 2017 on a per square foot basis.

	Year Ended December 31,
	2019	2018	2017
Office Properties:(1)
Capital Expenditures:
Capital expenditures per square foot	$1.26	$2.00	$1.18
Tenant Improvement and Leasing Costs (2)
Replacement tenant square feet (3)	1,228,973	717,427	825,653
Tenant improvements per square foot commenced	$47.79	$41.87	$55.10
Leasing commissions per square foot commenced	$18.89	$14.77	$16.36
Total per square foot	$66.68	$56.64	$71.46
Renewal tenant square feet	797,537	1,161,596	944,865
Tenant improvements per square foot commenced	$13.72	$26.64	$21.66
Leasing commissions per square foot commenced	$11.84	$14.55	$6.80
Total per square foot	$25.56	$41.19	$28.46
Total per square foot per year	$6.45	$7.24	$8.09
Average remaining lease term (in years)	7.8	6.5	6.0
________________________

(1)	Excludes development properties and includes 100% of consolidated property partnerships.

(2)	Includes tenants with lease terms of 12 months or longer. Excludes leases for month-to-month and first generation tenants.

(3)	Excludes leases for which the space was vacant for longer than one year, or vacant when the property was acquired by the Company.

Capital expenditures per square foot decreased in 2019 as compared to 2018 due to a decrease in general building improvements during 2019. We currently anticipate capital expenditures for 2020 to be more consistent with 2018 levels. Replacement tenant improvements and leasing commissions increased in 2019 as compared to 2018 primarily due to the number of large leases commenced and related higher replacement costs in 2019. Renewal tenant improvements and leasing commissions per square foot decreased in 2019 as compared to 2018 primarily due to a higher number of large leases renewed in the San Francisco Bay Area and Greater Seattle regions in 2018. We currently anticipate tenant improvement and leasing commissions for 2020 to be higher than 2019 levels due to the leases executed in 2019, including early renewals of 2020 lease expirations; however, ultimate costs incurred will depend upon market conditions in each of our submarkets and actual leasing activity.

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

Debt Covenants

The unsecured revolving credit facility, unsecured term loan facility, unsecured term loan, unsecured senior notes and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key existing financial covenants and their covenant levels include:

Unsecured Credit and Term Loan Facility and Private Placement Notes (as defined in the applicable Credit Agreements):	Covenant	Actual Performance as of December 31, 2019
Total debt to total asset value	less than 60%	31%
Fixed charge coverage ratio	greater than 1.5x	3.3x
Unsecured debt ratio	greater than 1.67x	2.90x
Unencumbered asset pool debt service coverage	greater than 1.75x	3.95x

Unsecured Senior Notes due 2023, 2024, 2025, 2028, 2029 and 2030 (as defined in the applicable Indentures):
Total debt to total asset value	less than 60%	37%
Interest coverage	greater than 1.5x	10.8x
Secured debt to total asset value	less than 40%	3%
Unencumbered asset pool value to unsecured debt	greater than 150%	279%

The Operating Partnership was in compliance with all of its debt covenants as of December 31, 2019. Our current expectation is that the Operating Partnership will continue to meet the requirements of its debt covenants in both the short and long term. However, in the event of an economic slowdown or continued volatility in the credit markets, there is no certainty that the Operating Partnership will be able to continue to satisfy all the covenant requirements.

Consolidated Historical Cash Flow Summary

The following summary discussion of our consolidated historical cash flow is based on the consolidated statements of cash flows in Item 15. “Exhibits and Financial Statement Schedules” and is not meant to be an all-inclusive discussion of the changes in our cash flow for the periods presented below. Changes in our cash flow include changes in cash and cash equivalents and restricted cash. Our historical cash flow activity for the year ended December 31, 2019 as compared to the year ended December 31, 2018 is as follows:

	Year Ended December 31,
	2019	2018	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$386,521	$410,043	$(23,522)	(5.7)%
Net cash used in investing activities	(1,228,279)	(808,915)	(419,364)	51.8%
Net cash provided by financing activities	747,068	503,108	243,960	48.5%
Net (decrease) increase in cash and cash equivalents	$(94,690)	$104,236	$(198,926)	190.8%

Operating Activities

Our cash flows from operating activities depends on numerous factors including the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, the level of operating expenses, the impact of property acquisitions, completed development projects and related financing activities, and other general and administrative costs. Our net cash provided by operating activities decreased by $23.5 million, or 5.7%, for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to free rent and beneficial occupancy periods for several tenants during the year ended December 31, 2019 and a decrease in cash from net changes in other assets and liabilities related to the timing of expenditures.

Investing Activities

Our cash flows from investing activities is generally used to fund development and operating property acquisitions, expenditures for development projects, and recurring and nonrecurring capital expenditures for our operating properties, net of proceeds received from dispositions of real estate assets. Our net cash used in investing activities increased by $419.4 million, or 51.8%, for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to an increase of $356.2 million in expenditures for development properties and a decrease of $239.9 million in net proceeds received from dispositions, partially offset by $209.1 million of lower expenditures for acquisitions of development and operating properties.

Financing Activities

Our cash flows from financing activities is principally impacted by our capital raising activities, net of dividends and distributions paid to common and preferred security holders. Our net cash provided by financing activities increased by $244.0 million or 48.5% for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to the settlement of our August 2018 forward equity sale agreements during the year ended December 31, 2019.

Off-Balance Sheet Arrangements

As of December 31, 2019 and as of the date this report was filed, we did not have any off-balance sheet transactions, arrangements, or obligations, including contingent obligations.

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

The following table presents our FFO for the years ended 2019, 2018, 2017, 2016 and 2015:

	Year ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Net income available to common stockholders	$195,443	$258,415	$151,249	$280,538	$220,831
Adjustments:
Net income attributable to noncontrolling common units of the Operating Partnership	3,766	5,193	3,223	6,635	4,339
Net income attributable to noncontrolling interests in consolidated property partnerships	16,020	14,318	12,780	3,375	184
Depreciation and amortization of real estate assets	268,045	249,882	241,862	213,156	201,480
Gains on sales of depreciable real estate	(36,802)	(142,926)	(39,507)	(164,302)	(109,950)
Funds From Operations attributable to noncontrolling interests in consolidated property partnerships	(27,994)	(24,391)	(22,820)	(5,660)	(272)
Funds From Operations (1) (2)	$418,478	$360,491	$346,787	$333,742	$316,612
_______________________

(1)	Reported amounts are attributable to common stockholders, common unitholders and restricted stock unitholders.

(2)
FFO available to common stockholders and unitholders includes amortization of deferred revenue related to tenant-funded tenant improvements of $19.2 million, $18.4 million, $16.8 million, $13.2 million and $13.3 million for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

The following table presents our weighted average shares of common stock and common units outstanding for the years ended 2019, 2018, 2017, 2016 and 2015:

	Year Ended December 31,
	2019	2018	2017	2016	2015
Weighted average shares of common stock outstanding	103,200,568	99,972,359	98,113,561	92,342,483	89,854,096
Weighted average common units outstanding	2,023,407	2,052,917	2,133,006	2,429,205	1,791,482
Effect of participating securities – nonvested shares and restricted stock units	1,118,349	1,142,053	1,196,044	1,139,669	1,170,571
Total basic weighted average shares / units outstanding	106,342,324	103,167,329	101,442,611	95,911,357	92,816,149
Effect of dilutive securities – shares issuable under executed forward equity sale agreements, stock options and contingently issuable shares	648,600	510,006	613,770	680,551	541,679
Total diluted weighted average shares / units outstanding	106,990,924	103,677,335	102,056,381	96,591,908	93,357,828

Inflation

The majority of the Company’s leases require tenants to pay for recoveries and escalation charges based upon the tenant’s proportionate share of, and/or increases in, real estate taxes and certain operating costs, which reduce the Company’s exposure to increases in operating costs resulting from inflation.

New Accounting Pronouncements and Auditing Standards

For a discussion of new accounting pronouncements see Note 2 “Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included in this report.

On June 1, 2017, the Public Company Accounting Oversight Board (PCAOB) issued Auditing Standard 3101, The Auditor’s Report on an Audit of Financial Statements When the Auditor Expresses an Unqualified Opinion (“AS 3101”). As a result of AS 3101, the most significant change to the auditor’s report on the financial statements is a new requirement to describe critical audit matters arising from the audit of the current period’s financial statements in the auditor’s report. The requirements related to critical audit matters in AS 3101 were effective for audits of fiscal years ending on or after June 30, 2019, for large accelerated filers; and for fiscal years ending on or after December 15, 2020, for all other companies to which the requirements apply. Therefore, critical audit matters are included in the Report of Independent Registered Public Accounting Firm for the Company’s consolidated financial statements as of and for the year ended December 31, 2019, and will be included in the Report of Independent Registered Public Accounting Firm for the Operating Partnership’s financial statements as of and for the year ending December 31, 2020.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk we face is interest rate risk. We seek to mitigate this risk by following established risk management policies and procedures. These policies include maintaining prudent amounts of debt, including a greater amount of fixed-rate debt as compared to variable-rate debt in our portfolio, and may include the periodic use of derivative instruments. As of December 31, 2019 and 2018, we did not have any interest-rate sensitive derivative assets or liabilities. Information about our changes in interest rate risk exposures from December 31, 2018 to December 31, 2019 is incorporated herein by reference from “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Operating Partnership.”

Interest Rate Risk

As of December 31, 2019, 11.0% of our total outstanding debt of $3.6 billion (before the effects of debt discounts and deferred financing costs) was subject to variable interest rates. The remaining 89.0% bore interest at fixed rates. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. In general, interest rate fluctuations applied to our variable-rate debt will impact our future earnings and cash flows. Conversely, interest rate fluctuations applied to our fixed-rate debt will generally not impact our future earnings and cash flows, unless such instruments mature or are otherwise terminated and need to be refinanced. However, interest rate fluctuations will impact the fair value of the fixed-rate debt instruments.

We generally determine the fair value of our secured debt, unsecured debt, and unsecured line of credit by performing discounted cash flow analyses using an appropriate market discount rate. We calculate the market rate by obtaining period-end treasury rates for maturities that correspond to the maturities of our fixed-rate debt and then adding an appropriate credit spread based on information obtained from third-party financial institutions. These credit spreads take into account factors, including but not limited to, our credit profile, the tenure of the debt, amortization period, whether the debt is secured or unsecured, and the loan-to-value ratio of the debt to the collateral, amongst other factors. These calculations are significantly affected by the assumptions used, including the discount rate, credit spreads and estimates of future cash flow. We calculate the market rate of our unsecured revolving credit facility and unsecured term loan facility by obtaining the period-end London Interbank Offered Rate (“LIBOR”) and then adding an appropriate credit spread based on our credit ratings, and the amended terms of our unsecured revolving credit facility and unsecured term loan facility agreement. We determine the fair value of each of our publicly traded unsecured senior notes based on their quoted trading price at the end of the reporting period, if such prices are available. See Note 19 “Fair Value Measurements and Disclosures” and Note 2 “Basis of Presentation and Significant Accounting Policies” in the consolidated financial statements included in this report for additional information on the fair value of our financial assets and liabilities as of December 31, 2019 and December 31, 2018.

At December 31, 2019, the total outstanding balance of our variable-rate debt was comprised of borrowings on our unsecured revolving facility of $245.0 million and unsecured term loan facility of $150.0 million, which were indexed to LIBOR plus a spread of 1.00% (weighted average interest rate of 2.76%) and LIBOR plus a spread of 1.10% (weighted average interest rate of 2.85%), respectively. As of December 31, 2018, the total outstanding balance of our variable-rate debt was comprised of borrowings on our unsecured revolving credit facility of $45.0 million and unsecured term loan facility of $150.0 million, which were indexed to LIBOR plus a spread of 1.00% (weighted average interest rate of 3.48%) and LIBOR plus a spread of 1.10% (weighted average interest rate of 3.49%), respectively. Assuming no changes in the outstanding balance of our existing variable-rate debt as of December 31, 2019, a 100 basis point increase in the LIBOR rate would have increased our projected annual interest expense, before the effect of capitalization, by approximately $4.0 million.

The total carrying value of our fixed-rate debt was approximately $3.2 billion and $2.7 billion as of December 31, 2019 and 2018, respectively. The total estimated fair value of our fixed-rate debt was approximately $3.4 billion and $2.7 billion as of December 31, 2019 and 2018, respectively. For sensitivity purposes, a 100 basis point increase in the discount rate equates to a decrease in the total fair value of our fixed-rate debt of approximately $203.3 million, or 6.0%, as of December 31, 2019. Comparatively, a 100 basis point increase in the discount rate equates to a decrease in the total fair value of our fixed-rate debt of approximately $165.3 million, or 6.1%, as of December 31, 2018.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2019, the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is supported by written policies and procedures and by an appropriate segregation of responsibilities and duties. The Company has used the criteria set forth in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess our internal control over financial reporting. Based upon this assessment, management concluded that internal control over financial reporting operated effectively as of December 31, 2019.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited the Company’s financial statements and has issued a report on the effectiveness of the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Kilroy Realty Corporation

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Kilroy Realty Corporation and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 13, 2020, expressed an unqualified opinion on those financial statements.
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
February 13, 2020

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

As required by SEC Rule 13a-15(b), the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of its general partner, of the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2019, the end of the period covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of its general partner concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is supported by written policies and procedures and by an appropriate segregation of responsibilities and duties. The Operating Partnership has used the criteria set forth in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess our internal control over financial reporting. Based upon this assessment, management concluded that internal control over financial reporting operated effectively as of December 31, 2019.

Deloitte & Touche LLP, the Operating Partnership’s independent registered public accounting firm, has audited the Operating Partnership’s financial statements and has issued a report on the effectiveness of the Operating Partnership’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Kilroy Realty, L.P.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Kilroy Realty, L.P. and subsidiaries (the “Operating Partnership”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Operating Partnership and our report dated February 13, 2020, expressed an unqualified opinion on those financial statements.
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
February 13, 2020

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2020.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2020.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2020.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2020.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2020.

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

4.(vi)1*	Description of Capital Stock of Kilroy Realty Corporation
4.(vi)2*	Description of Common Units Representing Limited Partnership Interests of Kilroy Realty, L.P.
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
4.5
Officers’ Certificate pursuant to Sections 101, 201, 301 and 303 of the Indenture dated March 1, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “3.800% Notes due 2023,” including the form of 3.800% Notes due 2023 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 14, 2013)

4.6
Indenture, dated March 1, 2011, by and among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit to the Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on October 2, 2013)

4.7
Supplemental Indenture, dated July 5, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit to the Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on October 2, 2013)

4.8
Officers’ Certificate pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “4.25% Senior Notes due 2029,” including the form of 4.25% Senior Notes due 2029 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on August 6, 2014)

4.9
Officers’ Certificate, dated September 16, 2015, pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “4.375% Senior Notes due 2025,” including the form of 4.375% Senior Notes due 2025 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on September 16, 2015)

4.10
Officers’ Certificate, dated December 11, 2017, pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “3.450% Senior Notes due 2024,” including the form of 3.450% Senior Notes due 2024 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 11, 2017)

4.11
Officers’ Certificate, dated November 29, 2018, pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, as amended and supplemented, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “4.750% Senior Notes due 2028,” including the form of 4.750% Senior Note due 2028 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 29, 2018)

4.12
Officers’ Certificate, dated September 17, 2019, pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, as amended and supplemented, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “3.050% Senior Notes due 2030,” including the form of 3.050% Senior Note due 2030 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on September 17, 2019)

4.13
The Company is party to agreements in connection with long-term debt obligations, none of which individually exceeds ten percent of the total assets of the Company on a consolidated basis. Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Company agrees to furnish copies of these agreements to the Commission upon request

10.1
Pledge Agreement by and among Kilroy Realty, L.P., John B. Kilroy, Sr., John B. Kilroy, Jr. and Kilroy Industries (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553))

10.2†
1997 Stock Option and Incentive Plan of the Registrant and Kilroy Realty, L.P. (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553))

10.3
License Agreement by and among the Registrant and the other persons named therein (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 4 to Form S-11 (No. 333-15553))

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
10.15†
Form of Restricted Stock Unit Agreement for Non-Employee Members of the Board of Directors (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2015)

10.16†
Amended and Restated Employment Agreement and Non-Competition Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Jeffrey C. Hawken effective as of December 31, 2015 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2015)

10.17†
Confidential Separation Agreement and Release of Claims by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Stephen A. Rosetta effective as of August 26, 2019 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended September 30, 2019)

10.18†
Extension of Employment Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Jeffrey C. Hawken effective as of February 28, 2019 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2019)

10.19†*	Extension of Employment Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Jeffrey C. Hawken effective as of January 31, 2020
10.20†
Kilroy Realty Corporation 2006 Incentive Award Plan Restricted Stock Unit Agreement by and between Kilroy Realty Corporation and Jeffrey C. Hawken, dated January 9, 2016 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2016)

10.21†
Amended and Restated Employment Agreement and Non-Competition Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Tyler H. Rose effective as of January 28, 2016 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2016)

10.22†
Amended and Restated Employment Agreement and Non-Competition Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Justin W. Smart effective as of January 28, 2016 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2016)

10.23†	Kilroy Realty Corporation Director Compensation Policy effective as of April 1, 2018 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2018.
10.24†
Employment Agreement, as amended and restated December 27, 2018, by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and John B. Kilroy, Jr. (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 31, 2018)

10.25†
Kilroy Realty Corporation 2006 Incentive Award Plan Restricted Stock Unit Agreement by and between Kilroy Realty Corporation and John B. Kilroy, Jr., dated December 27, 2018 (with retirement as to Time-Based RSUs) (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 31, 2018)

10.26†
Kilroy Realty Corporation 2006 Incentive Award Plan Restricted Stock Unit Agreement by and between Kilroy Realty Corporation and John B. Kilroy, Jr., dated December 27, 2018 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 31, 2018)

10.27†	Form of Restricted Stock Unit Agreement for 2006 Incentive Award Plan
10.28	Note Purchase Agreement dated September 14, 2016 (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on September 14, 2016)
10.29
Amendment to Note Purchase Agreement dated May 11, 2018 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 14, 2018)

10.30	Form of Time Sharing Agreement of Kilroy Realty, L.P. (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended September 30, 2016)
10.31	Promissory Note, dated November 29, 2016 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2017)
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

10.34	Assignment of Leases and Rents, dated November 29, 2016 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2017)

10.35	Recourse Guaranty Agreement, dated November 29, 2016 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2017)
10.36
Environmental Indemnification Agreement, dated November 29, 2016 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2017)

10.37†
Kilroy Realty Corporation 2007 Deferred Compensation Plan, as amended and restated effective January 1, 2017 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2016)

10.38	General Partner Guaranty Agreement, dated February 17, 2017 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-Q for the quarter ended March 31, 2017)
10.39†	Kilroy Realty 2006 Incentive Award Plan (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 23, 2017)
10.40
Second Amended and Restated Credit Agreement dated as of July 24, 2017 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-Q for the quarter ended June 30, 2017)

10.41
Second Amended and Restated Guaranty dated as of July 24, 2017 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-Q for the quarter ended on June 30, 2017)

10.42
Note Purchase Agreement dated May 11, 2018 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 14, 2018)

10.43
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
101.1
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the year ended December 31, 2019, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Capital, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements(1)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Kilroy Realty Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 13, 2020.

KILROY REALTY CORPORATION

By	/s/ Merryl E. Werber
Merryl E. Werber Senior Vice President, Chief Accounting Officer and Controller

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that we, the undersigned directors and officers of Kilroy Realty Corporation, do hereby severally constitute and appoint John Kilroy, Jeffrey C. Hawken, Tyler H. Rose and Merryl E. Werber, and each of them, as our true and lawful attorneys-in-fact and agents, each with full powers of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys-in-fact and agents, or any of them, may deem necessary or advisable to enable Kilroy Realty Corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically, but without limitation, the power and authority to sign for us or any of us, in our names in the capacities indicated below, any and all amendments hereto; and we do each hereby ratify and confirm all that said attorneys-in-fact and agents or their substitutes, or any one of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John Kilroy	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 13, 2020
John Kilroy
/s/ Tyler H. Rose	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 13, 2020
Tyler H. Rose
/s/ Merryl E. Werber	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 13, 2020
Merryl E. Werber
/s/ Edward F. Brennan, PhD	Director	February 12, 2020
Edward F. Brennan, PhD
/s/ Jolie Hunt	Director	February 12, 2020
Jolie Hunt
/s/ Scott S. Ingraham	Director	February 12, 2020
Scott S. Ingraham
/s/ Gary R. Stevenson	Director	February 12, 2020
Gary R. Stevenson
/s/ Peter B. Stoneberg	Director	February 12, 2020
Peter B. Stoneberg

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Kilroy Realty, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 13, 2020.

KILROY REALTY, L.P.

By	/s/ Merryl E. Werber
Merryl E. Werber Senior Vice President, Chief Accounting Officer and Controller

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that we, the undersigned directors and officers of Kilroy Realty Corporation, as sole general partner and on behalf of Kilroy Realty, L.P., do hereby severally constitute and appoint John Kilroy, Jeffrey C. Hawken, Tyler H. Rose and Merryl E. Werber, and each of them, as our true and lawful attorneys-in-fact and agents, each with full powers of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys-in-fact and agents, or any of them, may deem necessary or advisable to enable Kilroy Realty Corporation, as sole general partner and on behalf of Kilroy Realty, L.P., to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically, but without limitation, the power and authority to sign for us or any of us, in our names in the capacities indicated below, any and all amendments hereto; and we do each hereby ratify and confirm all that said attorneys-in-fact and agents or their substitutes, or any one of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John Kilroy	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 13, 2020
John Kilroy
/s/ Tyler H. Rose	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 13, 2020
Tyler H. Rose
/s/ Merryl E. Werber	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 13, 2020
Merryl E. Werber
/s/ Edward F. Brennan, PhD	Director	February 12, 2020
Edward F. Brennan, PhD
/s/ Jolie Hunt	Director	February 12, 2020
Jolie Hunt
/s/ Scott S. Ingraham	Director	February 12, 2020
Scott S. Ingraham
/s/ Gary R. Stevenson	Director	February 12, 2020
Gary R. Stevenson
/s/ Peter B. Stoneberg	Director	February 12, 2020
Peter B. Stoneberg

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2019 AND 2018
AND FOR THE THREE YEARS ENDED DECEMBER 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Kilroy Realty Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Kilroy Realty Corporation and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2020 expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Rental income, deferred revenue and acquisition-related intangible liabilities - Timing of Development Property Revenue Recognition and Ownership of Tenant Improvements - Refer to Notes 2 and 10 to the financial statements

Critical Audit Matter Description
The Company evaluates tenant improvements on a lease-by-lease basis to determine who is the owner of such assets for accounting purposes. When management concludes that the Company is the owner of the tenant improvements, the Company records the cost to construct the tenant improvements as capital assets, and commences rental revenue recognition when the tenant takes possession of or controls the finished space, which is typically when the improvements being recorded as the Company’s asset are substantially complete. When management concludes that the Company is not the owner and the tenant is the owner of certain tenant improvements for accounting purposes, the Company records their contribution towards those tenant-owned improvements as a lease incentive, which is amortized as a reduction to rental revenue on a straight-line basis over the term of the related lease, and rental revenue recognition begins when the tenant takes possession of or controls the leased space. The determination of whether the Company or tenant is the owner of tenant improvements for accounting purposes is subject to significant judgment, and the commencement of rental revenue recognition depends on the Company’s conclusion as to when the tenant takes possession of or controls the leased space. Control is typically transferred when the Company has completed all of its obligations under the lease agreement in order for the leased space to be used by the tenant as intended. The Company’s determination of whether its obligations have been met and control has been transferred to the tenant can be complex for large development properties.

Given the nature of construction work on large development properties, auditing management’s estimates regarding the commencement of rental revenue recognition, including the determination of the owner of the tenant improvements and when control of the leased space transfers to the tenant, involves especially subjective judgment. Construction for large development properties can include certain tenant improvements that are landlord-owned and others that are tenant-owned improvements, typically dependent upon the judgment of whether the tenant improvements are unique to the tenant or reusable by other tenants at the end of the lease term. Further, large development properties can deliver leased space in phases, resulting in various revenue commencement dates with judgment surrounding when the tenant improvements that are landlord-owned, for a particular phase, are substantially complete.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to determining the ownership of tenant improvements and when control of the leased space transfers to the tenant for development properties, thus the timing of the commencement of rental revenue recognition, included the following, among others:

•
We tested the effectiveness of controls over revenue recognition, including those over the ownership of tenant improvements and the determination of when the tenant took possession of or controlled the leased space.

•	We evaluated the reasonableness of management’s conclusions regarding the Company’s ownership of tenant improvements by:

–	Evaluating the Company’s and the tenant’s respective obligations as governed by the lease agreements for selected leases against criteria for establishing ownership.

–	Testing documentation supporting the nature of tenant improvements.

–	Performing on-site inspections of selected development properties to evaluate the nature of tenant improvements, particularly the uniqueness of the improvements.

•
We evaluated the reasonableness of management’s conclusions regarding the possession of or control of the completed leased space and corresponding commencement of rental revenue recognition for development properties by:

–	Testing documentation from construction contractors, architects, and city building inspection sign offs on temporary certificates of occupancy.

–
Performing on-site inspections of selected development properties near the planned rental revenue recognition commencement date to observe the status of the site and tenant improvements to evaluate whether control of the leased space had been or was ready to be transferred to the tenant.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
February 13, 2020

We have served as the Company’s auditor since 1995.

KILROY REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2019	December 31, 2018
ASSETS
REAL ESTATE ASSETS (Notes 2, 3 and 4):
Land and improvements	$1,466,166	$1,160,138
Buildings and improvements	5,866,477	5,207,984
Undeveloped land and construction in progress	2,296,130	2,058,510
Total real estate assets held for investment	9,628,773	8,426,632
Accumulated depreciation and amortization	(1,561,361)	(1,391,368)
Total real estate assets held for investment, net	8,067,412	7,035,264
CASH AND CASH EQUIVALENTS (Note 23)	60,044	51,604
RESTRICTED CASH (Notes 3, 4 and 23)	16,300	119,430
MARKETABLE SECURITIES (Notes 16 and 19)	27,098	21,779
CURRENT RECEIVABLES, NET (Notes 2, 6 and 20)	26,489	20,176
DEFERRED RENT RECEIVABLES, NET (Notes 2, 6 and 20)	337,937	267,007
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Notes 2, 3 and 5)	212,805	197,574
RIGHT OF USE GROUND LEASE ASSETS (Notes 2 and 18)	96,348	—
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 7)	55,661	52,873
TOTAL ASSETS	$8,900,094	$7,765,707
LIABILITIES AND EQUITY
LIABILITIES:
Secured debt, net (Notes 8, 9 and 19)	$258,593	$335,531
Unsecured debt, net (Notes 8, 9 and 19)	3,049,185	2,552,070
Unsecured line of credit (Notes 8, 9 and 19)	245,000	45,000
Accounts payable, accrued expenses and other liabilities (Note 18)	418,848	374,415
Ground lease liabilities (Notes 2 and 18)	98,400	—
Accrued dividends and distributions (Notes 13 and 28)	53,219	47,559
Deferred revenue and acquisition-related intangible liabilities, net (Notes 3, 5 and 10)	139,488	149,646
Rents received in advance and tenant security deposits	66,503	60,225
Total liabilities	4,329,236	3,564,446
COMMITMENTS AND CONTINGENCIES (Note 18)
EQUITY:
Stockholders’ Equity (Note 13):
Common stock, $.01 par value, 150,000,000 shares authorized, 106,016,287 and 100,746,988 shares issued and outstanding, respectively	1,060	1,007
Additional paid-in capital	4,350,917	3,976,953
Distributions in excess of earnings	(58,467)	(48,053)
Total stockholders’ equity	4,293,510	3,929,907
Noncontrolling Interests (Notes 2 and 11):
Common units of the Operating Partnership	81,917	78,991
Noncontrolling interests in consolidated property partnerships	195,431	192,363
Total noncontrolling interests	277,348	271,354
Total equity	4,570,858	4,201,261
TOTAL LIABILITIES AND EQUITY	$8,900,094	$7,765,707

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
REVENUES (Note 2):
Rental income	$826,472	$656,631	$633,896
Tenant reimbursements	—	80,982	76,559
Other property income	10,982	9,685	8,546
Total revenues	837,454	747,298	719,001
EXPENSES:
Property expenses (Note 2)	160,037	133,787	129,971
Real estate taxes (Note 2)	78,097	70,820	66,449
Provision for bad debts (Notes 2 and 20)	—	5,685	3,269
Ground leases (Notes 2, 5 and 18)	8,113	6,176	6,337
General and administrative expenses (Note 15)	88,139	90,471	60,581
Leasing costs (Notes 2 and 5)	7,615	—	—
Depreciation and amortization (Notes 2 and 5)	273,130	254,281	245,886
Total expenses	615,131	561,220	512,493
OTHER (EXPENSES) INCOME:
Interest income and other net investment gain (loss) (Note 19)	4,641	(559)	5,503
Interest expense (Note 9)	(48,537)	(49,721)	(66,040)
Loss on early extinguishment of debt (Note 9)	—	(12,623)	(5,312)
Net gain on sales of land (Note 4)	—	11,825	449
Gains on sales of depreciable operating properties (Note 4)	36,802	142,926	39,507
Total other (expenses) income	(7,094)	91,848	(25,893)
NET INCOME	215,229	277,926	180,615
Net income attributable to noncontrolling common units of the Operating Partnership (Notes 2 and 11)	(3,766)	(5,193)	(3,223)
Net income attributable to noncontrolling interests in consolidated property partnerships (Notes 2 and 11)	(16,020)	(14,318)	(12,780)
Total income attributable to noncontrolling interests	(19,786)	(19,511)	(16,003)
NET INCOME ATTRIBUTABLE TO KILROY REALTY CORPORATION	195,443	258,415	164,612
Preferred dividends (Note 13)	—	—	(5,774)
Original issuance costs of redeemed preferred stock and preferred units (Note 13)	—	—	(7,589)
Total preferred dividends	—	—	(13,363)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$195,443	$258,415	$151,249
Net income available to common stockholders per share – basic (Note 21)	$1.87	$2.56	$1.52
Net income available to common stockholders per share – diluted (Note 21)	$1.86	$2.55	$1.51
Weighted average shares of common stock outstanding – basic (Note 21)	103,200,568	99,972,359	98,113,561
Weighted average shares of common stock outstanding – diluted (Note 21)	103,849,168	100,482,365	98,727,331

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share/unit data)

	Preferred Stock	Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
		Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AS OF DECEMBER 31, 2016	$192,411	93,219,439	$932	$3,457,649	$(107,997)	$3,542,995	$216,322	$3,759,317
Net income					164,612	164,612	16,003	180,615
Redemption of Series G & H Preferred stock	(192,411)				(7,589)	(200,000)		(200,000)
Issuance of common stock		4,662,577	46	326,012		326,058		326,058
Issuance of share-based compensation awards				5,890		5,890		5,890
Non-cash amortization of share-based compensation				26,319		26,319		26,319
Exercise of stock options		285,000	4	12,175		12,179		12,179
Settlement of restricted stock units for shares of common stock		317,848	3	(3)		—		—
Repurchase of common stock, stock options and restricted stock units		(168,881)	(2)	(12,984)		(12,986)		(12,986)
Exchange of common units of the Operating Partnership		304,350	3	10,936		10,939	(10,939)	—
Contributions from noncontrolling interests in consolidated property partnerships				—		—	54,604	54,604
Distributions to noncontrolling interests in consolidated property partnerships						—	(16,542)	(16,542)
Adjustment for noncontrolling interest in the Operating Partnership				(3,502)		(3,502)	3,502	—
Preferred dividends and distributions					(5,774)	(5,774)		(5,774)
Dividends declared per share of common stock and common unit ($1.65 per share/unit)					(165,937)	(165,937)	(3,427)	(169,364)
BALANCE AS OF DECEMBER 31, 2017	—	98,620,333	986	3,822,492	(122,685)	3,700,793	259,523	3,960,316
Net income					258,415	258,415	19,511	277,926
Issuance of common stock		1,817,195	18	130,675		130,693		130,693
Issuance of share-based compensation awards				3,926		3,926		3,926
Non-cash amortization of share-based compensation				35,890		35,890		35,890
Exercise of stock options		1,000	—	41		41		41
Settlement of restricted stock units for shares of common stock		488,354	4	(4)		—		—
Repurchase of common stock, stock options and restricted stock units		(231,800)	(2)	(16,551)		(16,553)		(16,553)
Exchange of common units of the Operating Partnership		51,906	1	1,961		1,962	(1,962)	—
Contributions from noncontrolling interests in consolidated property partnerships						—	8,273	8,273
Distributions to noncontrolling interests in consolidated property partnerships						—	(11,803)	(11,803)
Adjustment for noncontrolling interest in the Operating Partnership				(1,477)		(1,477)	1,477	—
Dividends declared per share of common stock and common unit ($1.79 per share/unit)					(183,783)	(183,783)	(3,665)	(187,448)
BALANCE AS OF DECEMBER 31, 2018	—	100,746,988	1,007	3,976,953	(48,053)	3,929,907	271,354	4,201,261
Net income					195,443	195,443	19,786	215,229
Opening adjustment to Distributions in Excess of Earnings upon adoption of ASC 842 (Note 2)					(3,146)	(3,146)		(3,146)
Issuance of common stock (Note 13)		5,000,000	50	353,672		353,722		353,722
Issuance of share-based compensation awards (Note 15)				4,664		4,664		4,664
Non-cash amortization of share-based compensation (Note 15)				32,813		32,813		32,813
Exercise of stock options		16,500	—	703		703		703
Settlement of restricted stock units for shares of common stock (Note 15)		463,276	5	(5)		—		—
Repurchase and cancellation of common stock, stock options, and restricted stock units (Note 15)		(212,477)	(2)	(14,859)		(14,861)		(14,861)
Exchange of common units of the Operating Partnership		2,000	—	78		78	(78)	—
Distributions to noncontrolling interests in consolidated property partnerships						—	(12,952)	(12,952)
Adjustment for noncontrolling interest in the Operating Partnership (Note 2)				(3,102)		(3,102)	3,102	—
Dividends declared per share of common stock and common unit ($1.91 per share/unit) (Notes 13 and 28)					(202,711)	(202,711)	(3,864)	(206,575)
BALANCE AS OF DECEMBER 31, 2019	$—	106,016,287	$1,060	$4,350,917	$(58,467)	$4,293,510	$277,348	$4,570,858

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$215,229	$277,926	$180,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	268,045	249,882	241,862
Depreciation of non-real estate furniture, fixtures and equipment	5,085	4,400	4,024
(Recoveries of) provision for bad debts (Notes 2 and 20)	(3,433)	5,685	3,269
Non-cash amortization of share-based compensation awards (Note 15)	27,007	27,932	19,046
Non-cash amortization of deferred financing costs and net debt discounts	1,427	1,084	3,247
Non-cash amortization of net below market rents (Note 5)	(9,206)	(9,748)	(8,528)
Gains on sales of depreciable operating properties (Note 4)	(36,802)	(142,926)	(39,507)
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements (Note 10)	(19,190)	(18,429)	(16,767)
Straight-line rents	(72,023)	(26,976)	(33,275)
Amortization of the right of use ground lease asset (Note 2)	683	—	—
Loss on early extinguishment of debt (Note 9)	—	12,623	5,312
(Gain) loss on sale of land (Note 4)	—	(11,825)	(449)
Net change in other operating assets	(14,476)	(7,930)	(17,732)
Net change in other operating liabilities	24,175	48,345	5,895
Net cash provided by operating activities	386,521	410,043	347,012
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for development properties and undeveloped land	(845,464)	(489,236)	(397,440)
Expenditures for acquisitions of development properties and undeveloped land (Note 3)	(173,291)	(311,299)	(19,829)
Expenditures for acquisitions of operating properties (Note 3)	(186,258)	(257,340)	—
Expenditures for operating properties and other capital assets	(147,687)	(166,440)	(88,425)
Net proceeds received from dispositions (Note 4)	124,421	364,300	182,492
Decrease (increase) in acquisition-related deposits	—	36,000	(35,900)
Proceeds received from repayment of note receivable	—	15,100	—
Net cash used in investing activities	(1,228,279)	(808,915)	(359,102)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock (Note 13)	353,722	130,693	326,058
Redemption of Series G and H Preferred stock (Note 13)	—	—	(200,000)
Net proceeds from the issuance of unsecured debt (Note 9)	499,390	648,537	674,447
Repayments of unsecured debt (Note 9)	—	(261,823)	(519,024)
Borrowings on unsecured revolving credit facility	1,110,000	765,000	270,000
Repayments on unsecured revolving credit facility	(910,000)	(690,000)	(270,000)
Borrowings on unsecured debt (Note 9)	—	120,000	—
Principal payments and repayments of secured debt (Note 9)	(76,309)	(3,584)	(130,371)
Financing costs	(6,678)	(6,262)	(11,500)
Repurchase of common stock and restricted stock units (Note 15)	(14,556)	(16,553)	(12,986)
Proceeds from exercise of stock options	703	41	12,179
Contributions from noncontrolling interests in consolidated property partnerships (Note 11)	—	8,273	54,604
Distributions to noncontrolling interests in consolidated property partnerships	(12,952)	(11,803)	(16,542)
Dividends and distributions paid to common stockholders and common unitholders	(196,252)	(179,411)	(340,697)
Dividends and distributions paid to preferred stockholders and preferred unitholders	—	—	(7,409)
Net cash provided by (used in) financing activities	747,068	503,108	(171,241)
Net (decrease) increase in cash and cash equivalents and restricted cash	(94,690)	104,236	(183,331)
Cash and cash equivalents and restricted cash, beginning of year	171,034	66,798	250,129
Cash and cash equivalents and restricted cash, end of year	$76,344	$171,034	$66,798

See accompanying notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Kilroy Realty, L.P.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Kilroy Realty, L.P. and subsidiaries (the “Operating Partnership”) as of December 31, 2019 and 2018, the related consolidated statements of operations, capital, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Operating Partnership’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2020, expressed an unqualified opinion on the Operating Partnership’s internal control over financial reporting.
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
February 13, 2020

We have served as the Operating Partnership’s auditor since 2010.

KILROY REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	December 31, 2019	December 31, 2018
ASSETS
REAL ESTATE ASSETS (Notes 2, 3 and 4):
Land and improvements	$1,466,166	$1,160,138
Buildings and improvements	5,866,477	5,207,984
Undeveloped land and construction in progress	2,296,130	2,058,510
Total real estate assets held for investment	9,628,773	8,426,632
Accumulated depreciation and amortization	(1,561,361)	(1,391,368)
Total real estate assets held for investment, net	8,067,412	7,035,264
CASH AND CASH EQUIVALENTS (Note 24)	60,044	51,604
RESTRICTED CASH (Notes 3, 4 and 24)	16,300	119,430
MARKETABLE SECURITIES (Notes 16 and 19)	27,098	21,779
CURRENT RECEIVABLES, NET (Notes 2, 6 and 20)	26,489	20,176
DEFERRED RENT RECEIVABLES, NET (Notes 2, 6 and 20)	337,937	267,007
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Notes 2, 3 and 5)	212,805	197,574
RIGHT OF USE GROUND LEASE ASSET (Note 2 and 18)	96,348	—
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 7)	55,661	52,873
TOTAL ASSETS	$8,900,094	$7,765,707
LIABILITIES AND CAPITAL
LIABILITIES:
Secured debt, net (Notes 9 and 19)	$258,593	$335,531
Unsecured debt, net (Notes 9 and 19)	3,049,185	2,552,070
Unsecured line of credit (Notes 9 and 19)	245,000	45,000
Accounts payable, accrued expenses and other liabilities (Note 18)	418,848	374,415
Ground lease liabilities (Note 2 and 18)	98,400	—
Accrued distributions (Notes 14 and 28)	53,219	47,559
Deferred revenue and acquisition-related intangible liabilities, net (Notes 3, 5 and 10)	139,488	149,646
Rents received in advance and tenant security deposits	66,503	60,225
Total liabilities	4,329,236	3,564,446
COMMITMENTS AND CONTINGENCIES (Note 18)
CAPITAL:
Common units, 106,016,287 and 100,746,988 held by the general partner and 2,023,287 and 2,025,287 held by common limited partners issued and outstanding, respectively (Note 14)	4,369,758	4,003,700
Total partners’ capital	4,369,758	4,003,700
Noncontrolling interests in consolidated property partnerships and subsidiaries (Notes 2 and 12)	201,100	197,561
Total capital	4,570,858	4,201,261
TOTAL LIABILITIES AND CAPITAL	$8,900,094	$7,765,707

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit and per unit data)

	Year Ended December 31,
	2019	2018	2017
REVENUES (Note 2):
Rental income	$826,472	$656,631	$633,896
Tenant reimbursements	—	80,982	76,559
Other property income	10,982	9,685	8,546
Total revenues	837,454	747,298	719,001
EXPENSES:
Property expenses (Note 2)	160,037	133,787	129,971
Real estate taxes (Note 2)	78,097	70,820	66,449
Provision for bad debts (Notes 2 and 20)	—	5,685	3,269
Ground leases (Notes 2, 5 and 18)	8,113	6,176	6,337
General and administrative expenses (Note 15)	88,139	90,471	60,581
Leasing costs (Notes 2 and 5)	7,615	—	—
Depreciation and amortization (Notes 2 and 5)	273,130	254,281	245,886
Total expenses	615,131	561,220	512,493
OTHER (EXPENSES) INCOME:
Interest income and other net investment gain (loss) (Note 19)	4,641	(559)	5,503
Interest expense (Note 9)	(48,537)	(49,721)	(66,040)
Loss on early extinguishment of debt (Note 9)	—	(12,623)	(5,312)
Net gain on sales of land (Note 4)	—	11,825	449
Gains on sales of depreciable operating properties (Note 4)	36,802	142,926	39,507
Total other (expenses) income	(7,094)	91,848	(25,893)
NET INCOME	215,229	277,926	180,615
Net income attributable to noncontrolling interests in consolidated property partnerships and subsidiaries (Notes 2 and 12)	(16,491)	(14,716)	(13,175)
NET INCOME ATTRIBUTABLE TO KILROY REALTY, L.P.	198,738	263,210	167,440
Preferred distributions (Note 14)	—	—	(5,774)
Original issuance costs of redeemed preferred units (Note 14)	—	—	(7,589)
Total preferred distributions	—	—	(13,363)
NET INCOME AVAILABLE TO COMMON UNITHOLDERS	$198,738	$263,210	$154,077
Net income available to common unitholders per unit – basic (Note 22)	$1.87	$2.56	$1.52
Net income available to common unitholders per unit – diluted (Note 22)	$1.86	$2.55	$1.51
Weighted average common units outstanding – basic (Note 22)	105,223,975	102,025,276	100,246,567
Weighted average common units outstanding – diluted (Note 22)	105,872,575	102,535,282	100,860,337
See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(in thousands, except unit and per unit data)

	Partners’ Capital			Total Partners’ Capital	Noncontrolling Interests in Consolidated Property Partnerships and Subsidiaries
	Preferred Units	Number of Common Units	Common Units			Total Capital
BALANCE AS OF DECEMBER 31, 2016	$192,411	95,600,982	$3,431,768	$3,624,179	$135,138	$3,759,317
Net income			167,440	167,440	13,175	180,615
Redemption of Series G & H Preferred stock	(192,411)		(7,589)	(200,000)		(200,000)
Issuance of common units		4,662,577	326,058	326,058		326,058
Issuance of share-based compensation awards			5,890	5,890		5,890
Non-cash amortization of share-based compensation			26,319	26,319		26,319
Exercise of stock options		285,000	12,179	12,179		12,179
Settlement of restricted stock units		317,848	—	—		—
Repurchase of common units and restricted stock units		(168,881)	(12,986)	(12,986)		(12,986)
Contributions from noncontrolling interest in consolidated property partnership					54,604	54,604
Distributions to noncontrolling interests in consolidated property partnerships					(16,542)	(16,542)
Preferred distributions			(5,774)	(5,774)		(5,774)
Distributions declared per common unit ($1.65 per unit)			(169,364)	(169,364)		(169,364)
BALANCE AS OF DECEMBER 31, 2017	—	100,697,526	3,773,941	3,773,941	186,375	3,960,316
Net income			263,210	263,210	14,716	277,926
Issuance of common units		1,817,195	130,693	130,693		130,693
Issuance of share-based compensation awards			3,926	3,926		3,926
Non-cash amortization of share-based compensation			35,890	35,890		35,890
Exercise of stock options		1,000	41	41		41
Settlement of restricted stock units		488,354	—	—		—
Repurchase of common units and restricted stock units		(231,800)	(16,553)	(16,553)		(16,553)
Contributions from noncontrolling interest in consolidated property partnership			—	—	8,273	8,273
Distributions to noncontrolling interests in consolidated property partnerships					(11,803)	(11,803)
Distributions declared per common unit ($1.79 per unit)			(187,448)	(187,448)		(187,448)
BALANCE AS OF DECEMBER 31, 2018	—	102,772,275	4,003,700	4,003,700	197,561	4,201,261
Net income			198,738	198,738	16,491	215,229
Opening adjustment to Partners’ Capital upon adoption of ASC 842 (Note 2)			(3,146)	(3,146)		(3,146)
Issuance of common units (Note 14)		5,000,000	353,722	353,722		353,722
Issuance of share-based compensation awards (Note 15)			4,664	4,664		4,664
Non-cash amortization of share-based compensation (Note 15)			32,813	32,813		32,813
Exercise of stock options		16,500	703	703		703
Settlement of restricted stock units (Note 15)		463,276	—	—		—
Repurchase and cancellation of common units, stock options, and restricted stock units (Note 15)		(212,477)	(14,861)	(14,861)		(14,861)
Distributions to noncontrolling interests in consolidated property partnerships					(12,952)	(12,952)
Distributions declared per common unit ($1.91 per unit) (Notes 14 and 28)			(206,575)	(206,575)		(206,575)
BALANCE AS OF DECEMBER 31, 2019	$—	108,039,574	$4,369,758	$4,369,758	$201,100	$4,570,858

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$215,229	$277,926	$180,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	268,045	249,882	241,862
Depreciation of non-real estate furniture, fixtures and equipment	5,085	4,400	4,024
(Recoveries of) provision for bad debts (Notes 2 and 20)	(3,433)	5,685	3,269
Non-cash amortization of share-based compensation awards (Note 15)	27,007	27,932	19,046
Non-cash amortization of deferred financing costs and net debt discounts	1,427	1,084	3,247
Non-cash amortization of net below market rents (Note 5)	(9,206)	(9,748)	(8,528)
Gains on sales of depreciable operating properties (Note 4)	(36,802)	(142,926)	(39,507)
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements (Note 10)	(19,190)	(18,429)	(16,767)
Straight-line rents	(72,023)	(26,976)	(33,275)
Amortization of right of use ground lease assets (Note 2)	683	—	—
Loss on early extinguishment of debt (Note 9)	—	12,623	5,312
(Gain) loss on sale of land (Note 4)	—	(11,825)	(449)
Net change in other operating assets	(14,476)	(7,930)	(17,732)
Net change in other operating liabilities	24,175	48,345	5,895
Net cash provided by operating activities	386,521	410,043	347,012
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for development properties and undeveloped land	(845,464)	(489,236)	(397,440)
Expenditures for acquisitions of development properties and undeveloped land (Note 3)	(173,291)	(311,299)	(19,829)
Expenditures for acquisitions of operating properties (Note 3)	(186,258)	(257,340)	—
Expenditures for operating properties and other capital assets	(147,687)	(166,440)	(88,425)
Net proceeds received from dispositions (Note 4)	124,421	364,300	182,492
Decrease (increase) in acquisition-related deposits	—	36,000	(35,900)
Proceeds received from repayment of note receivable	—	15,100	—
Net cash used in investing activities	(1,228,279)	(808,915)	(359,102)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common units (Note 14)	353,722	130,693	326,058
Redemption of Series G and H Preferred units (Note 14)	—	—	(200,000)
Net proceeds from the issuance of unsecured debt (Note 9)	499,390	648,537	674,447
Repayments of unsecured debt (Note 9)	—	(261,823)	(519,024)
Borrowings on unsecured revolving credit facility	1,110,000	765,000	270,000
Repayments on unsecured revolving credit facility	(910,000)	(690,000)	(270,000)
Borrowings on unsecured debt (Note 9)	—	120,000	—
Principal payments and repayments of secured debt (Note 9)	(76,309)	(3,584)	(130,371)
Financing costs	(6,678)	(6,262)	(11,500)
Repurchase of common units and restricted stock units (Note 15)	(14,556)	(16,553)	(12,986)
Proceeds from exercise of stock options	703	41	12,179
Contributions from noncontrolling interests in consolidated property partnerships (Note 12)	—	8,273	54,604
Distributions to noncontrolling interests in consolidated property partnerships	(12,952)	(11,803)	(16,542)
Distributions paid to common unitholders	(196,252)	(179,411)	(340,697)
Distributions paid to preferred unitholders	—	—	(7,409)
Net cash provided by (used in) financing activities	747,068	503,108	(171,241)
Net (decrease) increase in cash and cash equivalents and restricted cash	(94,690)	104,236	(183,331)
Cash and cash equivalents and restricted cash, beginning of year	171,034	66,798	250,129
Cash and cash equivalents and restricted cash, end of year	$76,344	$171,034	$66,798

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Ownership

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

Our stabilized portfolio of operating properties was comprised of the following properties at December 31, 2019:

	Number of Buildings	Rentable Square Feet (unaudited)	Number of Tenants	Percentage Occupied (unaudited)	Percentage Leased (unaudited)
Stabilized Office Properties	112	13,475,795	451	94.6%	97.0%

	Number of Buildings	Number of Units	2019 Average Occupancy (unaudited)
Stabilized Residential Property	1	200	82.4%

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

During the year ended December 31, 2019, we added one completed development project to our stabilized office portfolio consisting of 394,340 square feet in San Francisco, California. As of December 31, 2019, the following properties were excluded from our stabilized portfolio. We did not have any redevelopment properties or properties held for sale at December 31, 2019.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Number of Properties/Projects	Estimated Rentable Square Feet (1) / Units (unaudited)
In-process development projects - tenant improvement (2)	2	846,000
In-process development projects - under construction (3)	6	2,291,000
Completed residential development project (4)	1	237 units
_______________

(1)	Estimated rentable square feet upon completion.

(2)	Includes 96,000 square feet of retail space.

(3)	In addition to the estimated office and life science rentable square feet noted above, development projects under construction also include 564 residential units.

(4)	Represents recently completed residential units not yet stabilized.

Our stabilized portfolio also excludes our future development pipeline, which as of December 31, 2019 was comprised of five future development sites, representing approximately 61 gross acres of undeveloped land.

As of December 31, 2019, all of our properties and development projects were owned and all of our business was conducted in the state of California with the exception of eight office properties, one development project under construction and one recently acquired future development project located in the state of Washington. All of our properties and development projects are 100% owned, excluding four office properties owned by three consolidated property partnerships and two development projects held by consolidated variable interest entities established to facilitate potential transactions intended to qualify as like-kind exchanges pursuant to Section 1031 of the Code (“Section 1031 Exchange”). Two of the three consolidated property partnerships, 100 First Street Member, LLC (“100 First LLC”) and 303 Second Street Member, LLC (“303 Second LLC”), each owned one office property in San Francisco, California through subsidiary REITs. As of December 31, 2019, the Company owned a 56% common equity interest in both 100 First LLC and 303 Second LLC. The third consolidated property partnership, Redwood City Partners, LLC (“Redwood LLC”) owned two office properties in Redwood City, California. As of December 31, 2019, the Company owned an approximate 93% common equity interest in Redwood LLC. The remaining interests in all three property partnerships were owned by unrelated third parties.

As of December 31, 2019, the Company owned an approximate 98.1% common general partnership interest in the Operating Partnership. The remaining approximate 1.9% common limited partnership interest in the Operating Partnership as of December 31, 2019 was owned by non-affiliated investors and certain of our executive officers and directors. Both the general and limited common partnership interests in the Operating Partnership are denominated in common units. Generally, the number of common units held by the Company is equivalent to the number of outstanding shares of the Company’s common stock, and the rights of all the common units to quarterly distributions and payments in liquidation mirror those of the Company’s common stockholders. The common limited partners have certain redemption rights as provided in the Operating Partnership’s Seventh Amended and Restated Agreement of Limited Partnership, as amended, the “Partnership Agreement”.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Partially Owned Entities and Variable Interest Entities

At December 31, 2019 the consolidated financial statements of the Company included four VIEs in addition to the Operating Partnership: two of the consolidated property partnerships, 100 First LLC, 303 Second LLC, and two entities established during the fourth quarter of 2019 to facilitate potential future Section 1031 Exchanges. At December 31, 2019, the Company and the Operating Partnership were determined to be the primary beneficiaries of these four VIEs since we had the ability to control the activities that most significantly impact each of the VIEs’ economic performance. As of December 31, 2019, the four VIEs’ total assets, liabilities and noncontrolling interests included on our consolidated balance sheet were approximately $676.7 million (of which $598.0 million related to real estate held for investment), approximately $40.1 million and approximately $189.6 million, respectively. Revenues, income and net assets generated by 100 First LLC and 303 Second LLC may only be used to settle their contractual obligations, which primarily consist of operating expenses, capital expenditures and required distributions.

At December 31, 2018, the consolidated financial statements of the Company included three VIEs in addition to the Operating Partnership: two of the consolidated property partnerships, 100 First LLC and 303 Second LLC, and an entity established during the fourth quarter of 2018 to facilitate a Section 1031 Exchange. At December 31, 2018, the Company and the Operating Partnership were determined to be the primary beneficiaries of these three VIEs since we had the ability to control the activities that most significantly impact each of the VIEs’ economic performance. At December 31, 2018, the three VIEs’ total assets, liabilities and noncontrolling interests included on our consolidated balance sheet were approximately $615.4 million (of which $543.9 million related to real estate held for investment on our consolidated balance sheet), approximately $45.1 million and approximately $186.4 million, respectively. In January 2019, the Section 1031 Exchange was successfully completed and the related VIE was terminated.

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

If the requirements for consolidation are not met, the Company would account for investments under the equity method of accounting if we have the ability to exercise significant influence over the entity. Equity method investments would be initially recorded at cost and subsequently adjusted for our share of net income or loss and cash contributions and distributions each period. The Company did not have any equity method investments at December 31, 2019 or 2018.

Accounting Pronouncements Adopted January 1, 2019

Effective January 1, 2019, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-02 “Leases (Topic 842)” (“Topic 842”) and the related FASB ASU Nos. 2018-01, 2018-10, 2018-11, 2018-20 and 2019-01 which provide practical expedients, technical corrections and improvements for certain aspects of ASU 2016-02, on a modified retrospective basis. Topic 842 establishes a single comprehensive model for entities to use in accounting for leases and supersedes the existing leasing guidance. We evaluated each of the Company’s contracts to determine if the contract is or contains a lease and concluded that Topic 842 is applicable to the Company as a lessor in its tenant lease agreements and as a lessee in its ground leases.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Lessor Accounting
As a lessor, the Company’s leases with tenants for its real estate assets generally provide for the lease of space, as well as common area maintenance and parking. Under Topic 842, the lease of space is considered a lease component while the common area maintenance billings and tenant parking are considered nonlease components, which fall under revenue recognition guidance in FASB Accounting Standards Codification Topic 606 “Revenue from Contracts with Customers” (“Topic 606”). However, upon adopting the guidance in Topic 842, the Company determined that its tenant leases met the criteria to apply the practical expedient provided by ASU 2018-11 to recognize the lease and non-lease components together as one single component. This conclusion was based on the consideration that 1) the timing and pattern of transfer of the nonlease components and associated lease component are the same, and 2) the lease component, if accounted for separately, would be classified as an operating lease. As the lease of space is the predominant component of the Company’s leasing arrangements, we accounted for all lease and non-lease components as one single component under Topic 842. As a result, the adoption of Topic 842 did not have any impact on the Company’s timing or pattern of recognition of rental revenues as compared to previous guidance. Transient daily parking revenue is accounted for under the guidance in Topic 606 and included in other property income in our consolidated statements of operations.
To reflect their recognition as one lease component, base rental revenues, additional rental revenues (which consist of amounts due from tenants for common area maintenance, real estate taxes, and other recoverable costs) and other lease related property income related to leases that also meet the requirements of the practical expedient provided by ASU 2018-11 have been combined in one line item subsequent to the adoption of Topic 842 for the year ended December 31, 2019 in rental income on the Company’s consolidated statements of operations. In addition, under Topic 842, lessor costs for certain services directly reimbursed by tenants, which were previously presented on a net basis under previous guidance, are required to be presented on a gross basis in revenues and expenses. During the year ended December 31, 2019, we incurred additional property expenses of $13.9 million for which we were reimbursed, that were not required to be grossed up under the previous guidance. We presented this amount on a gross basis within rental income and property expenses in the Company’s consolidated statements of operations as a result of the adoption, which had no impact on net income.

Our rental income is mostly comprised of fixed contractual payments defined under the lease that, in most cases, escalate annually over the term of the lease at fixed rates. Additionally, rental income includes variable payments for tenant reimbursements of property-related expenses and payments based on a percentage of tenant’s sales. The table below sets forth the allocation of rental income between fixed and variable payments for the year ended December 31, 2019:

Year Ended
December 31, 2019
(in thousands)
Fixed lease payments	$710,557
Variable lease payments	115,915
Total rental income	$826,472

Upon the adoption of Topic 842 on January 1, 2019, the method for recognizing revenue includes a binary assessment of whether or not substantially all of the amounts due under a tenant’s lease agreement are probable of collection. For leases that are deemed probable of collection, revenue is recorded on a straight-line basis over the lease term. For leases that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received from the tenant, with any tenant and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in the collectability determination. Refer to our Significant Accounting Policies below for further discussion of our revenue recognition and allowance for uncollectible tenant and deferred rent receivables policies.
Leasing Costs
Upon adoption of Topic 842, the Company elected to apply the package of practical expedients provided and did not reassess the following as of January 1, 2019: 1) whether any expired or existing contracts are or contain leases; 2) the lease classification for any expired or existing leases; and 3) initial direct costs for any existing leases. Under Topic 842, initial direct costs for both lessees and lessors would include only those costs that are incremental to the arrangement and would not have been incurred if the lease had not been obtained. As a result, beginning January 1, 2019, the

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Company no longer capitalized internal leasing costs and third-party legal leasing costs and instead expensed these costs as incurred. These expenses are included in leasing costs and general and administrative expenses on our consolidated statements of operations in 2019. During the year ended December 31, 2019, the Company expensed approximately $11.4 million of indirect leasing costs which would have been capitalized prior to the adoption of Topic 842.
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
Lessee Accounting
The Company’s ground leases are the primary contracts in which we are the lessee. Upon adoption of Topic 842 on January 1, 2019, the Company had four existing ground leases which were classified as operating leases. As discussed above, the Company elected to apply the package of practical expedients provided by Topic 842 and therefore did not reassess the classification of these ground leases. Existing ground leases that commenced before the January 1, 2019 adoption date continued to be accounted for as operating leases, and the new guidance did not have a material impact on our recognition of ground lease expense or our results of operations. However, for periods beginning after January 1, 2019, we are now required to recognize a lease liability on our consolidated balance sheets equal to the present value of the minimum future lease payments required in accordance with each ground lease, as well as a right of use asset equal to the lease liability adjusted for above and below market intangibles and deferred leasing costs. To determine the discount rates used to calculate the present value of the lease payments, we used a hypothetical curve derived from unsecured corporate borrowing rates over the lease terms. The weighted average discount rate for our four existing ground leases was 5.15%. The adoption of Topic 842 resulted in the recognition of right of use ground lease assets totaling $82.9 million and ground lease liabilities totaling $87.4 million on January 1, 2019. There was no material impact to our consolidated statements of operations or consolidated statements of cash flows as a result of adoption of this new guidance. For further information related to our ground leases, refer to Note 18 “Commitments and Contingencies.”

For leases with a term of 12 months or less where we are the lessee, we made an accounting policy election by class of underlying asset not to recognize right of use lease assets and lease liabilities. We recognize lease expense for such leases generally on a straight-line basis over the lease term.

Significant Accounting Policies

Revenue Recognition

Rental revenue for office and retail operating properties is our principal source of revenue. We recognize revenue from base rent, additional rent (which consists of amounts due from tenants for common area maintenance, real estate taxes, and other recoverable costs), parking and other lease-related revenue once all of the following criteria are met: (i) the agreement has been fully executed and delivered, (ii) services have been rendered, (iii) the amount is fixed or determinable and (iv) payment has been received or the collectability of the amount due is probable. Lease termination fees are amortized over the remaining lease term, if applicable. If there is no remaining lease term, they are recognized when received and realized. Minimum annual rental revenues are recognized in rental revenues on a straight-line basis over the non-cancellable term of the related lease.

Base Rent

The timing of when we commence rental revenue recognition for office and retail properties depends largely on our conclusion as to whether the Company or the tenant is the owner for accounting purposes of tenant improvements at the leased property. When we conclude that we are the owner of tenant improvements for accounting purposes, we record the cost to construct the tenant improvements as an asset and commence rental revenue recognition when the tenant takes possession of or controls the finished space, which is generally when tenant improvements being recorded

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

as our assets are substantially complete. In certain instances, when we conclude that the tenant is the owner of certain tenant improvements for accounting purposes, rental revenue recognition begins when the tenant takes possession or controls the physical use of the leased space, which may occur in phases or for an entire building or project. The determination of who owns the tenant improvements is made on a lease-by-lease basis and has a significant effect on the timing of commencement of revenue recognition.

When we conclude that the Company is the owner of tenant improvements for accounting purposes, we record the cost to construct the tenant improvements, including costs paid for or reimbursed by the tenants, as a capital asset. For these tenant-funded tenant improvements, we record the amount funded by or reimbursed by tenants as deferred revenue, which is amortized and recognized as rental income on a straight-line basis over the term of the related lease.

When we conclude that the tenant is the owner of certain tenant improvements for accounting purposes, we record our contribution towards those tenant-owned improvements as a lease incentive, which is included in deferred leasing costs and acquisition-related intangible assets, net on our consolidated balance sheets and amortized as a reduction to rental revenue on a straight-line basis over the term of the related lease.

For residential properties, we commence revenue recognition upon lease commencement. Residential rental revenue is recognized on a straight-line basis over the term of the related lease, net of any concessions.

Additional Rent - Reimbursements from Tenants

Additional rent, consisting of amounts due from tenants for common area maintenance, real estate taxes and other recoverable costs, are recognized in rental income in the period the recoverable costs are incurred. Prior to the adoption of Topic 842, such amounts were recognized in revenue as tenant reimbursements. Additional rent where we pay the associated costs directly to third-party vendors and are reimbursed by our tenants are recognized and recorded on a gross basis, with the corresponding expense recognized in property expenses or real estate taxes. Prior to the adoption of Topic 842, recoverable costs were generally recognized and recorded on a gross basis when we were the primary obligor with respect to purchasing goods and services from third-party suppliers, had discretion in selecting the supplier, and had credit risk.

Other Property Income

Other property income primarily includes amounts recorded in connection with transient daily parking, tenant bankruptcy settlement payments, broken deal income and property damage settlement related payments. Other property income also includes miscellaneous income from tenants, restoration fees and fees for late rental payments. Amounts recorded within other property income fall within the scope of Topic 606 and are recognized as revenue at the point in time when control of the goods or services transfers to the customer and our performance obligation is satisfied.

Uncollectible Lease Receivables and Allowances for Tenant and Deferred Rent Receivables

We carry our current and deferred rent receivables net of allowances for amounts that may not be collected. Prior to the adoption of Topic 842 on January 1, 2019, the allowances were increased or decreased through provision for bad debts on our consolidated statements of operations. Upon the adoption of Topic 842 on January 1, 2019, the allowances are increased or decreased through rental income, and our determination of the adequacy of the Company’s allowances for tenant receivables includes a binary assessment of whether or not substantially all of the amounts due under a tenant’s lease agreement are probable of collection. Such assessment involves using a methodology that incorporates a specific identification analysis and an aging analysis and considers the current economic and business environment. This determination requires significant judgment and estimates about matters that are uncertain at the time the estimates are made, including the creditworthiness of specific tenants, specific industry trends and conditions, and general economic trends and conditions. For leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term. For leases that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received from the tenant, with any tenant and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in the collectability determination.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For tenant and deferred rent receivables associated with leases whose rents are deemed probable of collection under Topic 842, we may record an allowance under other authoritative GAAP using a methodology that incorporates a specific identification analysis and an aging analysis and considers the current economic and business environment. This determination requires significant judgment and estimates about matters that are uncertain at the time the estimates are made, including the creditworthiness of specific tenants, specific industry trends and conditions, and general economic trends and conditions. Tenant and deferred rent receivables deemed probable of collection are carried net of allowances for uncollectible accounts, with increases or decreases in the allowances recorded through rental income on our consolidated statements of operations. Prior to the adoption of Topic 842 on January 1, 2019, the allowances were increased or decreased through provision for bad debts on our consolidated statements of operations.

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

Acquisitions

Acquisitions of operating properties and development and redevelopment opportunities generally do not meet the definition of a business and are accounted for as asset acquisitions, as substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. For these asset acquisitions, we record the acquired tangible and intangible assets and assumed liabilities based on each asset’s and liability’s relative fair value at the acquisition date of the total purchase price plus any capitalized acquisition costs. We record the acquired tangible and intangible assets and assumed liabilities of acquisitions of operating properties and development and redevelopment opportunities that meet the accounting criteria to be accounted for as business combinations at fair value at the acquisition date. Transaction costs associated with asset acquisitions are capitalized as part of the purchase price of the acquisition.

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

The fair value of the above-market or below-market component of an acquired in-place operating lease is based upon the present value (calculated using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining non-cancellable lease term and (ii) our estimate of the rents that would be paid using fair market rental rates and rent escalations at the date of acquisition measured over the remaining non-cancellable term of the lease for above-market operating leases and the initial non-cancellable term plus the term of any below-market fixed rate renewal options, if applicable, for below-market operating leases. Our below-market operating leases generally do not include fixed rate or below-market renewal options. The amounts recorded for above-market operating leases are included in deferred leasing costs and acquisition-related intangible assets, net on the

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

balance sheet and are amortized on a straight-line basis as a reduction of rental income over the remaining term of the applicable leases. The amounts recorded for below-market operating leases are included in deferred revenue and acquisition-related intangible liabilities, net on the balance sheet and are amortized on a straight-line basis as an increase to rental income over the remaining term of the applicable leases plus the term of any below-market fixed rate renewal options, if applicable. The amortization of a below-market ground lease obligation is recorded as an increase to ground lease expense in the consolidated statements of operations for the periods presented. The amortization of an above-market ground lease obligation is recorded as a decrease to ground lease expense in the consolidated statements of operations for the periods presented.

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

When evaluating properties to be held and used for potential impairment, we first evaluate whether there are any indicators of impairment for any of our properties. If any impairment indicators are present for a specific property, we then evaluate the regional market conditions that could reasonably affect the property. If there are negative changes and trends in that regional market, we then perform an undiscounted cash flow analysis and compare the net carrying amount of the property to the property’s estimated undiscounted future cash flow over the anticipated holding period. If the estimated undiscounted future cash flow is less than the net carrying amount of the property, we perform an impairment loss calculation to determine if the fair value of the property is less than the net carrying value of the property. Our impairment loss calculation compares the net carrying amount of the property to the property’s estimated fair value, which may be based on estimated discounted future cash flow calculations or third-party valuations or appraisals. We would recognize an impairment loss if the property's net carrying amount exceeds the property's estimated fair value. If we were to recognize an impairment loss, the estimated fair value of the property becomes its new cost basis. For a depreciable long-lived asset, the new cost basis would be depreciated (amortized) over the remaining useful life of that asset.

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

Once major base building construction activities have ceased and the development or redevelopment property or phases of the development or redevelopment project is placed in service, which may occur in phases or for an entire building or project, the costs capitalized to construction in progress are transferred to land and improvements, buildings and improvements, and deferred leasing costs on our consolidated balance sheets as the historical cost of the property.

Depreciation and Amortization of Buildings and Improvements

The costs of buildings and improvements and tenant improvements are depreciated using the straight-line method of accounting over the estimated useful lives set forth in the table below. Depreciation expense for buildings and improvements for the three years ended December 31, 2019, 2018, and 2017 was $211.9 million, $198.6 million, and $190.5 million, respectively.

Asset Description	Depreciable Lives
Buildings and improvements	25 – 40 years
Tenant improvements	1 – 20 years (1)
________________________

(1)	Tenant improvements are amortized over the shorter of the lease term or the estimated useful life.

Real Estate Assets Held for Sale, Dispositions and Discontinued Operations

A real estate asset is classified as held for sale when certain criteria are met, including but not limited to the availability of the asset for immediate sale, the existence of an active program to locate a buyer and the probable sale or transfer of the asset within one year. If such criteria are met, we present the applicable assets and liabilities related to the real estate asset, if material, separately on the balance sheet as held for sale and we would cease to record depreciation and amortization expense. Real estate assets held for sale are reported at the lower of their carrying value or their estimated fair value less the estimated costs to sell. As of December 31, 2019 and 2018, we did not have any properties classified as held for sale.

Property disposals representing a strategic shift that have (or will have) a major effect on the Company’s operations and financial results, such as a major line of business, a major geographical area or a major equity investment, are required to be presented as discontinued operations. If we were to determine that a property disposition represents a strategic shift, the revenues, expenses and net gain (loss) on dispositions of the property would be recorded in discontinued operations for all periods presented through the date of the applicable disposition. The operations of the properties sold during the years ended December 31, 2019, 2018 and 2017 are presented in continuing operations as they did not represent a strategic shift in the Company’s operations and financial results.

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

Restricted Cash

Restricted cash consists of cash proceeds from dispositions that are temporarily held at qualified intermediaries for purposes of facilitating potential Section 1031 Exchanges and cash held in escrow related to acquisition and

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

disposition holdbacks. Restricted cash also includes cash held as collateral to provide credit enhancement for the Operating Partnership’s mortgage debt, including cash reserves for capital expenditures, tenant improvements and property taxes. As of December 31, 2019, we did not have any restricted cash held at qualified intermediaries for the purpose of facilitating Section 1031 Exchanges. As of December 31, 2018, we had $113.1 million of restricted cash held at qualified intermediaries for the purpose of facilitating Section 1031 Exchanges. In January 2019, the Section 1031 Exchange was completed and the cash proceeds were released from the qualified intermediary.

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

Deferred Leasing Costs

Costs incurred in connection with successful property leasing are capitalized as deferred leasing costs and classified as investing activities in the statement of cash flows. Under Topic 842, initial direct costs include only those costs that are incremental to the arrangement and would not have been incurred if the lease had not been obtained. As a result, subsequent to the adoption of Topic 842 on January 1, 2019, deferred leasing costs consist of leasing commissions paid to external third party brokers and lease incentives, and the Company no longer capitalizes internal leasing costs and third-party legal leasing costs. Prior to the adoption of Topic 842, deferred leasing costs consisted primarily of leasing commissions, lease incentives, legal costs and certain internal payroll costs. Deferred leasing costs are amortized using the straight-line method of accounting over the lives of the leases which generally range from one to 20 years. We reevaluate the remaining useful lives of leasing costs as the creditworthiness of our tenants and economic and market conditions change. If we determine that the estimated remaining life of a lease has changed, we adjust the amortization period accordingly. Fully amortized deferred leasing costs are written off each quarter.

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

Sales of our common stock under forward equity sale agreements (such as those under the forward equity offering executed in August 2018 and those under the 2018 At-The-Market Program, as discussed in Note 13 “Stockholders’ Equity of the Company”) meet the derivatives and hedging guidance scope exception to be accounted for as equity instruments based on the following assessment: (i) none of the agreements’ exercise contingencies were based on observable markets or indices besides those related to the market for our own stock price and operations; and (ii) none of the settlement provisions precluded the agreements from being indexed to our own stock.

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

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code. To qualify as a REIT, we must distribute annually at least 90% of our adjusted taxable income, as defined in the Code, to our stockholders and satisfy certain other organizational and operating requirements. We generally will not be subject to federal income taxes if we distribute 100% of our taxable income for each year to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and we may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and to federal income taxes and excise taxes on our undistributed taxable income. We believe that we have met all of the REIT distribution and technical requirements for the years ended December 31, 2019, 2018 and 2017, and we were not subject to any federal income taxes (see Note 25 “Tax Treatment of Distributions” for additional information). We intend to continue to adhere to these requirements and maintain the Company’s REIT status. Accordingly, no provision for income taxes has been made in the accompanying financial statements.

In addition, any taxable income from our taxable REIT subsidiaries, which were formed in 2002, 2018 and 2019, are subject to federal, state, and local income taxes. For the years ended December 31, 2019, 2018 and 2017 the taxable REIT subsidiaries had de minimis taxable income.

Uncertain Tax Positions

We include favorable tax positions in the calculation of tax liabilities if it is more likely than not that our adopted tax position will prevail if challenged by tax authorities.

We evaluated the potential impact of identified uncertain tax positions for all tax years still subject to audit under state and federal income tax law and concluded that we did not have any unrecognized tax benefits or any additional tax liabilities as of December 31, 2019 or 2018. As of December 31, 2019, the years still subject to audit are 2015 through 2019 under the California state income tax law and 2016 through 2019 under the federal income tax law.

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

Concentration of Credit Risk

All of our properties and development and redevelopment projects are owned and all of our business is currently conducted in the state of California with the exception of the ownership and operation of eight office properties, one development project under construction and one recently acquired future development project located in the state of Washington. The ability of tenants to honor the terms of their leases is dependent upon the economic, regulatory, and social factors affecting the communities in which our tenants operate.

We have deposited cash with financial institutions that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. As of December 31, 2019 and 2018, we had cash accounts in excess of FDIC insured limits.

Accounting Standards Issued But Not Yet Effective at December 31, 2019

Accounting Pronouncements Adopted January 1, 2020

ASU No. 2016-13 “Financial Instruments - Credit Losses (Topic 326)”
On June 16, 2016, the FASB issued ASU No. 2016-13 (“ASU 2016-13”) to amend the accounting for credit losses for certain financial instruments. Under the new guidance, an entity recognizes its estimate of expected credit losses as an allowance, which the FASB believes will result in more timely recognition of such losses.  In November 2018, the FASB released ASU No. 2018-19 “Codification Improvements to Topic 326, Financial Instruments - Credit Losses.” This ASU clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20 “Financial Instruments – Credit Losses.” Instead, impairment of receivables arising from operating leases should be accounted for under Subtopic 842-30 “Leases – Lessor.” ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption did not have a material impact on the consolidated financial statements or notes to the consolidated financial statements.
ASU No. 2018-13 “Fair Value Measurement (Topic 820)”
On August 28, 2018, the FASB issued ASU No. 2018-13 (“ASU 2018-13”) to amend the disclosure requirements for fair value measurements. The amendments in ASU 2018-13 include new, modified and eliminated disclosure requirements and are the result of a broader disclosure project called FASB Concepts Statement, Conceptual Framework for Financial Reporting - Chapter 8: Notes to Financial Statements, which the Board finalized on August 28, 2018. The Board used the guidance in the Concepts Statement to improve the effectiveness of ASC 820’s disclosure requirements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for any eliminated or modified disclosures. The adoption did not have a material impact on the disclosures in the notes to the consolidated financial statements.
ASU No. 2018-15 “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)”
On August 29, 2018, the FASB issued ASU No. 2018-15 (“ASU 2018-15”) to amend a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. ASU 2018-15 can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The adoption did not have a material impact on the consolidated financial statements or notes to the consolidated financial statements.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.	Acquisitions

Operating Property Acquisitions

During the year ended December 31, 2019, we acquired the 19-building creative office campus listed below in one transaction from an unrelated third party. During the year ended December 31, 2018, we acquired the four operating properties listed below in two transactions from unrelated third parties.

Property	Date of Acquisition	Number of Buildings	Rentable Square Feet (unaudited)	Occupancy as of December 31, 2019 (unaudited)	Purchase Price (in millions) (1)
2019 Acquisitions
3101-3243 La Cienega Boulevard, Culver City, CA (2)	October 15, 2019	19	151,908	100.0%	$186.0

2018 Acquisitions
345, 347 & 349 Oyster Point Boulevard, South San Francisco, CA	January 31, 2018	3	145,530	100.0%	$111.0
345 Brannan Street, San Francisco, CA (3)	December 21, 2018	1	110,050	99.7%	146.0
Total (4)		4	255,580		$257.0
________________________

(1)	Excludes acquisition-related costs.

(2)
The results of operations for the properties acquired during 2019 contributed $3.7 million to revenue and a net loss of $0.1 million primarily due to a write-off of lease-related intangible assets as a result of an early lease termination.

(3)
At December 31, 2018, this property was temporarily being held in a separate VIE to facilitate potential Section 1031 Exchanges. During January 2019, the Company completed the Section 1031 Exchange related to this VIE.

(4)	The results of operations for the properties acquired during 2018 contributed $8.0 million and $1.7 million to revenue and net income, respectively, for the year ended December 31, 2018.

The related assets, liabilities and results of operations of the acquired properties are included in the consolidated financial statements as of the date of acquisition. The following table summarizes the estimated fair values of the assets and liabilities assumed at the respective acquisition dates for our 2019 and 2018 operating property acquisitions, respectively:

	Total 2019 Operating Property Acquisitions (1)	Total 2018 Operating Property Acquisitions (2)
Assets
Land and improvements	$150,561	$80,269
Buildings and improvements (3)	30,932	172,059
Deferred leasing costs and acquisition-related intangible assets (4)	12,063	13,593
Right of use ground lease asset (5)	13,334	—
Total assets acquired	$206,890	$265,921
Liabilities
Acquisition-related intangible liabilities (6)	$9,950	$8,921
Ground lease liability (5)	10,940	—
Total liabilities assumed	$20,890	$8,921
Net assets and liabilities acquired	$186,000	$257,000
________________________

(1)	The purchase price of the acquisition completed during the year ended December 31, 2019 was less than 10% of the Company’s total assets as of December 31, 2018.

(2)
The purchase price of the two acquisitions completed during the year ended December 31, 2018 were individually less than 5% and in aggregate less than 10% of the Company’s total assets as of December 31, 2017.

(3)	Represents buildings, building improvements and tenant improvements.

(4)
For the 2019 operating property acquisition, represents in-place leases (approximately $9.2 million with a weighted average amortization period of 3.3 years) and leasing commissions (approximately $2.9 million with a weighted average amortization period of 3.5 years). For the 2018 operating property acquisitions, represents in-place leases (approximately $11.8 million with a weighted average amortization period of 1.3 years) and leasing commissions (approximately $1.8 million with a weighted average amortization period of 6.6 years).

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(5)
We evaluated the ground lease assumed in connection with the 2019 operating property acquisition and concluded it met the criteria to be classified as an operating lease. The discount rate used in determining the present value of the minimum future lease payments was 4.79%. The right of use asset ground lease asset is equal to the ground lease liability adjusted for above and below market intangibles and deferred leasing costs. Refer to Note 18 “Commitments and Contingencies” for further discussion of the Company's ground lease obligations.

(6)
For the 2019 operating property acquisition, represents below-market leases (approximately $10.0 million with a weighted average amortization period of 3.5 years). For the 2018 operating property acquisitions, represents below-market leases (approximately $8.9 million with a weighted average amortization period of 9.8 years).

Development Project Acquisitions

During the year ended December 31, 2019, we acquired the following development sites in two transactions from unrelated third parties. The acquisitions were funded from various sources of liquidity including proceeds from the Company’s unsecured revolving credit facility, the issuance of debt and the settlement of the Company’s 2018 forward equity sales agreements. During the year ended December 31, 2018, we acquired a development site adjacent to the three operating properties we acquired in January 2018, from an unrelated third party. The acquisition was funded with proceeds from the Company’s unsecured revolving credit facility and the Company’s at-the-market stock offering program.

Project	Date of Acquisition	City/Submarket	Purchase Price (in millions)
2019 Acquisitions
1335 Broadway & 901 Park Boulevard, San Diego, CA (1)	August 19, 2019	East Village	$40.0
Seattle CBD Project (2)	December 12, 2019	Seattle CBD	133.0
Total 2019 Acquisitions			$173.0

2018 Acquisitions
Kilroy Oyster Point (3)	June 1, 2018	South San Francisco	$308.2
Total 2018 Acquisitions			$308.2
________________________

(1)
Excludes acquisition-related costs. In connection with this acquisition, we also recorded $4.0 million in accrued liabilities and environmental remediation liabilities at the date of acquisition, which are not included in the purchase price above. As of December 31, 2019, the purchase price and our current estimate of assumed liabilities are included in undeveloped land and construction in progress and the assumed liabilities are included in accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets.

(2)
Excludes acquisition-related costs. In connection with this acquisition, we also recorded $6.3 million in accrued liabilities and environmental remediation liabilities at the date of acquisition, which are not included in the purchase price above. As of December 31, 2019, the purchase price and our current estimate of assumed liabilities are included in undeveloped land and construction in progress and the assumed liabilities are included in accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets. In addition, as of December 31, 2019, the Company had $10.0 million in restricted cash, which is excluded from the purchase price above, related to this acquisition which may be payable to the seller only if certain events occur within three years following the date of acquisition.

(3)
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

In addition to the acquisitions listed above, during 2019, we acquired an additional land parcel for an existing development project for $99.5 million.

Acquisition Costs

During the years ended December 31, 2019, 2018, and 2017, we capitalized $1.6 million, $3.8 million, and $4.6 million, respectively, of acquisition costs.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.        Dispositions

Operating Property Dispositions

The following table summarizes the operating properties sold during the years ended December 31, 2019, 2018 and 2017:

Location	Month of Disposition	Number of Buildings	Rentable Square Feet (unaudited)	Sales Price (in millions) (1)
2019 Dispositions
2829 Townsgate Road, Thousand Oaks, CA	May	1	84,098	$18.3
2211 Michelson Drive, Irvine, CA	October	1	271,556	115.5
Total 2019 Dispositions		2	355,654	$133.8

2018 Dispositions
1310-1327 Chesapeake Terrace, Sunnyvale, CA	November	4	266,982	$160.3
Plaza Yarrow Bay Properties (2)	November	4	279,924	134.5
23925, 23975, & 24025 Park Sorrento, Calabasas, CA	December	3	225,340	78.2
Total 2018 Dispositions		11	772,246	$373.0

2017 Dispositions
5717 Pacific Center Boulevard, San Diego, CA	January	1	67,995	$12.1
Sorrento Mesa and Mission Valley Properties (3)	September	10	675,143	174.5
Total 2017 Dispositions		11	743,138	$186.6

__________________

(1)	Represents gross sales price before broker commissions and closing costs.

(2)	The Plaza Yarrow Bay Properties include the following properties: 10210, 10220 and 10230 NE Points Drive & 3933 Lake Washington Boulevard NE in Kirkland, Washington.

(3)
The Sorrento Mesa and Mission Valley Properties includes the following properties: 10390, 10394, 10398, 10421, 10445 and 10455 Pacific Center Court, 2355, 2365, 2375 and 2385 Northside Drive and Pacific Corporate Center - Lot 8, a 5.0 acre undeveloped land parcel.

The total gains on the sales of the operating properties sold during the years ended December 31, 2019, 2018 and 2017 were $36.8 million, $142.9 million and $39.5 million, respectively.

Land Dispositions

We did not dispose of any land parcels during the year ended December 31, 2019. During the year ended December 31, 2018, in connection with the Plaza Yarrow Bay Properties disposition listed above, we recognized a gain on sale of land of $11.8 million. During the year ended December 31, 2017, in connection with the Sorrento Mesa and Mission Valley Properties disposition listed above, we recognized a gain on sale of land of $0.4 million.

Restricted Cash Related to Dispositions

We did not have any restricted cash related to dispositions or Section 1031 Exchanges as of December 31, 2019. As of December 31, 2018, approximately $113.1 million of net proceeds related to the operating property dispositions during the year ended December 31, 2018 were temporarily being held at a qualified intermediary at our direction, for the purpose of facilitating a Section 1031 Exchange. The cash proceeds were included in restricted cash on our consolidated balance sheets at December 31, 2018. During January 2019, the Section 1031 Exchange related to this VIE was successfully completed and the cash proceeds were released from the qualified intermediary.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.	Deferred Leasing Costs and Acquisition-Related Intangible Assets and Liabilities, net

The following table summarizes our deferred leasing costs and acquisition-related intangible assets (acquired value of leasing costs, above-market operating leases, in-place leases and below-market ground lease obligation) and intangible liabilities (acquired value of below-market operating leases and above-market ground lease obligation) as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
	(in thousands)
Deferred Leasing Costs and Acquisition-related Intangible Assets, net:
Deferred leasing costs	$286,026	$266,905
Accumulated amortization	(100,145)	(100,805)
Deferred leasing costs, net	185,881	166,100
Above-market operating leases	611	2,836
Accumulated amortization	(116)	(2,150)
Above-market operating leases, net	495	686
In-place leases	58,076	66,526
Accumulated amortization	(31,647)	(36,174)
In-place leases, net	26,429	30,352
Below-market ground lease obligation	—	490
Accumulated amortization	—	(54)
Below-market ground lease obligation, net (1)	—	436
Total deferred leasing costs and acquisition-related intangible assets, net	$212,805	$197,574
Acquisition-related Intangible Liabilities, net: (2)
Below-market operating leases	$51,263	$53,523
Accumulated amortization	(27,171)	(29,978)
Below-market operating leases, net	24,092	23,545
Above-market ground lease obligation	—	6,320
Accumulated amortization	—	(727)
Above-market ground lease obligation, net (1)	—	5,593
Total acquisition-related intangible liabilities, net	$24,092	$29,138
_______________

(1)
Upon adoption of Topic 842 on January 1, 2019 (refer to Note 2 “Basis of Presentation and Significant Accounting Policies”), we no longer separately recognize above or below-market ground lease obligations. Such amounts are reflected in the net book value of the right of use ground lease asset on our consolidated balance sheets. Refer to Note 18 “Commitments and Contingencies” for further discussion of our ground lease obligations.

(2)	Included in deferred revenue and acquisition-related intangible liabilities, net in the consolidated balance sheets.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth amortization related to deferred leasing costs and acquisition-related intangibles for the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Deferred leasing costs (1)	$35,779	$34,341	$31,675
Above-market operating leases (2)	192	444	2,240
In-place leases (1)	18,615	15,915	18,650
Below-market ground lease obligation (3)	—	8	8
Below-market operating leases (4)	(9,398)	(10,192)	(10,768)
Above-market ground lease obligation (3)	—	(101)	(101)
Total	$45,188	$40,415	$41,704
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

(3)
Upon adoption of Topic 842 on January 1, 2019 (refer to Note 2 “Basis of Presentation and Significant Accounting Policies”), we no longer separately recognize above or below-market ground lease obligations. Refer to Note 18 “Commitments and Contingencies” for further discussion of our ground lease obligations.

(4)	The amortization of below-market operating leases is recorded as an increase to rental income in the consolidated statements of operations for the periods presented.

The following table sets forth the estimated annual amortization expense related to deferred leasing costs and acquisition-related intangibles as of December 31, 2019 for future periods:

Year	Deferred Leasing Costs	Above-Market Operating Leases (1)	In-Place Leases	Below-Market Operating Leases (2)
	(in thousands)
2020	30,897	38	11,379	(7,258)
2021	27,043	38	6,668	(4,543)
2022	23,642	38	4,001	(3,553)
2023	19,904	38	1,641	(1,866)
2024	16,976	38	602	(1,090)
Thereafter	67,419	305	2,138	(5,782)
Total	$185,881	$495	$26,429	$(24,092)
_______________

(1)	Represents estimated annual amortization related to above-market operating leases. Amounts will be recorded as a decrease to rental income in the consolidated statements of operations.

(2)	Represents estimated annual amortization related to below-market operating leases. Amounts will be recorded as an increase to rental income in the consolidated statements of operations.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.	Receivables

Current Receivables, net

Current receivables, net is primarily comprised of contractual rents and other lease-related obligations due from tenants. The balance consisted of the following as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
	(in thousands)
Current receivables	$27,660	$24,815
Allowance for uncollectible tenant receivables (1)	(1,171)	(4,639)
Current receivables, net	$26,489	$20,176

_______________

(1)
Refer to Note 2 “Basis of Presentation and Significant Accounting Policies” for discussion of our accounting policies related to the allowance for uncollectible tenant receivables and Note 20 “Other Significant Transactions” for additional information regarding changes in our allowance for uncollectible tenant receivables.

Deferred Rent Receivables, net

Deferred rent receivables, net consisted of the following as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
	(in thousands)
Deferred rent receivables	$339,489	$270,346
Allowance for deferred rent receivables (1)	(1,552)	(3,339)
Deferred rent receivables, net	$337,937	$267,007
_______________

(1)
Refer to Note 2 “Basis of Presentation and Significant Accounting Policies” for discussion of our accounting policies related to the allowance for deferred rent receivables and Note 20 “Other Significant Transactions” for additional information regarding changes in our allowance for deferred rent receivables.

7.	Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net consisted of the following at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
	(in thousands)
Furniture, fixtures and other long-lived assets, net	$35,286	$36,833
Notes receivable (1)	1,651	2,113
Prepaid expenses	18,724	13,927
Total prepaid expenses and other assets, net	$55,661	$52,873
_______________

(1)	Notes receivable are shown net of a valuation allowance of approximately $3.6 million and $2.9 million as of December 31, 2019 and 2018, respectively.

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

The Company generally guarantees all the Operating Partnership’s unsecured debt obligations including the unsecured revolving credit facility, the $150.0 million unsecured term loan facility and all of the unsecured senior notes. At December 31, 2019 and 2018, the Operating Partnership had $3.3 billion and $2.6 billion, respectively, outstanding in total, including unamortized discounts and deferred financing costs, under these unsecured debt obligations.

In addition, although the remaining $0.3 billion of the Operating Partnership’s debt as of December 31, 2019 and 2018, is secured and non-recourse to the Company, the Company provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments and environmental liabilities.

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

9.    Secured and Unsecured Debt of the Operating Partnership

Secured Debt

The following table sets forth the composition of our secured debt as of December 31, 2019 and 2018:

	Annual Stated Interest Rate (1)	GAAP Effective Rate (1)(2)	Maturity Date	December 31,
Type of Debt				2019	2018
				(in thousands)
Mortgage note payable	3.57%	3.57%	December 2026	$170,000	$170,000
Mortgage note payable (3)	4.48%	4.48%	July 2027	89,502	91,332
Mortgage note payable (3)(4)	6.05%	3.50%	June 2019	—	75,238
Total secured debt				$259,502	$336,570
Unamortized Deferred Financing Costs				(909)	(1,039)
Total secured debt, net				$258,593	$335,531
______________

(1)	All interest rates presented are fixed-rate interest rates.

(2)	Represents the effective interest rate including the amortization of initial issuance discounts/premiums excluding the amortization of deferred financing costs.

(3)
The secured debt and the related properties that secure the debt are held in a special purpose entity and the properties are not available to satisfy the debts and other obligations of the Company or the Operating Partnership.

(4)	In February 2019, the Company repaid this mortgage note payable at par.

The Operating Partnership’s secured debt was collateralized by operating properties with a combined net book value of approximately $251.2 million as of December 31, 2019.

Although our mortgage loans are secured and non-recourse to the Company and the Operating Partnership, the Company provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments and environmental liabilities.

As of December 31, 2019, all of the Operating Partnership’s secured loans contained restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt. The mortgage notes payable are secured

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

by deeds of trust on certain of our properties and the assignment of certain rents and leases associated with those properties.

Unsecured Senior Notes

The following table summarizes the balance and significant terms of the registered unsecured senior notes issued by the Operating Partnership and outstanding, including unamortized discounts of $6.5 million and $6.6 million and unamortized deferred financing costs of $18.7 million and $15.4 million as of December 31, 2019 and 2018, respectively:

					Net Carrying Amount as of December 31,
	Issuance date	Maturity date	Stated coupon rate	Effective interest rate (1)	2019	2018
					(in thousands)
3.050% Unsecured Senior Notes (2)	September 2019	February 2030	3.050%	3.064%	$500,000	$—
Unamortized discount and deferred financing costs					(5,998)	—
Net carrying amount					$494,002	$—

4.750% Unsecured Senior Notes (3)	November 2018	December 2028	4.750%	4.800%	$400,000	$400,000
Unamortized discount and deferred financing costs					(4,446)	(4,960)
Net carrying amount					$395,554	$395,040

4.350% Unsecured Senior Notes (4)	October 2018	October 2026	4.350%	4.350%	$200,000	$200,000
Unamortized discount and deferred financing costs					(1,186)	(1,375)
Net carrying amount					$198,814	$198,625

4.300% Unsecured Senior Notes (4)	July 2018	July 2026	4.300%	4.300%	$50,000	$50,000
Unamortized discount and deferred financing costs					(290)	(342)
Net carrying amount					$49,710	$49,658

3.450% Unsecured Senior Notes (5)	December 2017	December 2024	3.450%	3.470%	$425,000	$425,000
Unamortized discount and deferred financing costs					(2,907)	(3,493)
Net carrying amount					$422,093	$421,507

3.450% Unsecured Senior Notes (6)	February 2017	February 2029	3.450%	3.450%	$75,000	$75,000
Unamortized discount and deferred financing costs					(390)	(432)
Net carrying amount					$74,610	$74,568

3.350% Unsecured Senior Notes (6)	February 2017	February 2027	3.350%	3.350%	$175,000	$175,000
Unamortized discount and deferred financing costs					(825)	(941)
Net carrying amount					$174,175	$174,059

4.375% Unsecured Senior Notes (7)	September 2015	October 2025	4.375%	4.444%	$400,000	$400,000
Unamortized discount and deferred financing costs					(3,185)	(3,738)
Net carrying amount					$396,815	$396,262

4.250% Unsecured Senior Notes (8)	July 2014	August 2029	4.250%	4.350%	$400,000	$400,000
Unamortized discount and deferred financing costs					(5,100)	(5,632)
Net carrying amount					$394,900	$394,368

3.800% Unsecured Senior Notes (9)	January 2013	January 2023	3.800%	3.800%	$300,000	$300,000
Unamortized discount and deferred financing costs					(834)	(1,108)
Net carrying amount					$299,166	$298,892

Total Unsecured Senior Notes, Net					$2,899,839	$2,402,979

________________________

(1)	Represents the effective interest rate including the amortization of initial issuance discounts, excluding the amortization of deferred financing costs.

(2)	Interest on these notes is payable semi-annually in arrears on February 15th and August 15th of each year, beginning on February 15, 2020.

(3)	Interest on these notes is payable semi-annually in arrears on June 15th and December 15th of each year.

(4)	Interest on these notes is payable semi-annually in arrears on April 18th and October 18th of each year.

(5)	Interest on these notes is payable semi-annually in arrears on June 15th and December 15th of each year.

(6)	Interest on these notes is payable semi-annually in arrears on February 17th and August 17th of each year.

(7)	Interest on these notes is payable semi-annually in arrears on April 1st and October 1st of each year.

(8)	Interest on these notes is payable semi-annually in arrears on February 15th and August 15th of each year.

(9)	Interest on these notes is payable semi-annually in arrears on January 15th and July 15th of each year.

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

Unsecured Senior Notes - Private Placement

In May 2018, the Operating Partnership entered into a note purchase agreement in a private placement (the “2018 Note Purchase Agreement”) in connection with the issuance and sale of $50.0 million principal amount of the Operating Partnership’s 4.30% Senior Notes, Series A, due July 18, 2026 (the “Series A Notes due 2026”), and $200.0 million principal amount of the Operating Partnership’s 4.35% Senior Notes, Series B, due October 18, 2026 (the “Series B Notes due 2026” and, together with the Series A Notes, the “Series A and B Notes due 2026”), as shown in the table above. The Company drew the full amount of the Series A Notes due 2026 on July 18, 2018. On October 22, 2018, the Company drew the full amount of the Series B Notes due 2026. The Series A and B Notes due 2026 mature on their respective due dates, unless earlier redeemed or prepaid pursuant to the terms of the 2018 Note Purchase Agreement. Interest on the Series A and B Notes due 2026 is payable semi-annually in arrears on April 18 and October 18 of each year beginning April 18, 2019. As of December 31, 2019, there was $50.0 million and $200.0 million issued and outstanding aggregate principal amount of Series A and Series B Notes due 2026, respectively.

The Operating Partnership may, at its option and upon notice to the purchasers of the Series A and B Notes due 2026, prepay at any time all, or from time to time any part of the principal amounts then outstanding (in an amount not less than 5% of the aggregate principal amount of the Series A and B Notes due 2026 then outstanding in the case of a partial prepayment), at 100% of the principal amount so prepaid, plus the make-whole amount determined for the prepayment date with respect to such principal amount as set forth in the 2018 Note Purchase Agreement.

In connection with the issuance of the Series A and B Notes due 2026, the Company entered into an agreement whereby it will guarantee the payment by the Operating Partnership of all amounts due with respect to the Series A and B Notes due 2026 and the performance by the Operating Partnership of its obligations under the 2018 Note Purchase Agreement.

Unsecured Revolving Credit Facility and Term Loan Facility

The following table summarizes the balance and terms of our unsecured revolving credit facility as of December 31, 2019 and 2018:

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2019	December 31, 2018
	(in thousands)
Outstanding borrowings	$245,000	$45,000
Remaining borrowing capacity	505,000	705,000
Total borrowing capacity (1)	$750,000	$750,000
Interest rate (2)	2.76%	3.48%
Facility fee-annual rate (3)	0.200%
Maturity date	July 2022
_______________

(1)
We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $600.0 million under an accordion feature under the terms of the unsecured revolving credit facility and unsecured term loan facility.

(2)	Our unsecured revolving credit facility interest rate was calculated based on the contractual rate of LIBOR plus 1.000% as of December 31, 2019 and 2018.

(3)
Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of December 31, 2019 and 2018, $3.4 million and $4.7 million of unamortized deferred financing costs, respectively, which are included in prepaid expenses and other assets, net on our consolidated balance sheets, remained to be amortized through the maturity date of our unsecured revolving credit facility.

The Company intends to borrow under the unsecured revolving credit facility from time to time for general corporate purposes, to finance development and redevelopment expenditures, to fund potential acquisitions and to potentially repay long-term debt.

During the first quarter of 2018, we borrowed the full $150.0 million borrowing capacity of our unsecured term loan facility. In connection with the funding of the outstanding borrowings, we transferred $30.0 million of outstanding borrowings under the unsecured revolving credit facility to the balance of our unsecured term loan facility. As a result, only $120.0 million of cash proceeds were received from the funding of the unsecured term loan facility. The following table summarizes the balance and terms of our unsecured term loan facility as of December 31, 2019 and 2018, which is included in unsecured debt, net on our consolidated balance sheets:

	December 31, 2019	December 31, 2018
	(in thousands)
Outstanding borrowings	$150,000	$150,000
Remaining borrowing capacity	—	—
Total borrowing capacity (1)	$150,000	$150,000
Interest rate (2)	2.85%	3.49%
Undrawn facility fee-annual rate	0.200%
Maturity date	July 2022
_______________

(1)
As of December 31, 2019 and 2018, $0.7 million and $0.9 million of unamortized deferred financing costs, respectively, remained to be amortized through the maturity date of our unsecured term loan facility.

(2)	Our unsecured term loan facility interest rate was calculated based on the contractual rate of LIBOR plus 1.100% as of December 31, 2019 and 2018.

Debt Covenants and Restrictions

The unsecured revolving credit facility, the unsecured term loan facility, the unsecured senior notes, the Series A and B Notes due 2026 and Series A and B Notes due 2027 and 2029 and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a minimum fixed-charge coverage ratio, a minimum unsecured debt ratio and a minimum unencumbered asset pool debt service coverage ratio. Noncompliance with one or more of the covenants and restrictions could result in the full principal balance of the associated debt becoming immediately due and payable. We believe we were in compliance with all of our debt covenants as of December 31, 2019 and 2018.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Debt Maturities

The following table summarizes the stated debt maturities and scheduled amortization payments as of December 31, 2019:

Year	(in thousands)
2020	$5,137
2021	5,342
2022	400,554
2023	305,775
2024	431,006
Thereafter	2,431,688
Total aggregate principal value (1)	$3,579,502

________________________

(1)
Includes gross principal balance of outstanding debt before the effect of the following at December 31, 2019: $20.3 million of unamortized deferred financing costs for the unsecured term loan facility, unsecured senior notes and secured debt and $6.5 million of unamortized discounts for the unsecured senior notes.

Capitalized Interest and Loan Fees

The following table sets forth gross interest expense, including debt discount/premium and deferred financing cost amortization, net of capitalized interest, for the years ended 2019, 2018 and 2017. The interest expense capitalized was recorded as a cost of development and increased the carrying value of undeveloped land and construction in progress.

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Gross interest expense	$129,778	$117,789	$112,577
Capitalized interest and deferred financing costs	(81,241)	(68,068)	(46,537)
Interest expense	$48,537	$49,721	$66,040

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.	Deferred Revenue and Acquisition-Related Intangible Liabilities, net

Deferred revenue and acquisition-related intangible liabilities, net consisted of the following at December 31, 2019 and 2018:

	December 31,
	2019	2018
	(in thousands)
Deferred revenue related to tenant-funded tenant improvements	$96,271	$104,558
Other deferred revenue	19,125	15,950
Acquisition-related intangible liabilities, net (1)	24,092	29,138
Total	$139,488	$149,646
________________________

(1)	See Note 5 “Deferred Leasing Costs and Acquisition-Related Intangible Assets and Liabilities, net” for additional information regarding our acquisition-related intangible liabilities.

Deferred Revenue Related to Tenant-funded Tenant Improvements

During the years ended December 31, 2019, 2018, and 2017, $19.2 million, $18.4 million and $16.8 million, respectively, of deferred revenue related to tenant-funded tenant improvements was amortized and recognized as rental income. The following is the estimated amortization of deferred revenue related to tenant-funded tenant improvements as of December 31, 2019 for the next five years and thereafter:

Year Ending	(in thousands)
2020	$16,935
2021	15,426
2022	14,320
2023	12,553
2024	10,318
Thereafter	26,719
Total	$96,271

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.    Noncontrolling Interests on the Company’s Consolidated Financial Statements

Common Units of the Operating Partnership

The Company owned a 98.1% and 98.0% common general partnership interest in the Operating Partnership as of December 31, 2019 and 2018, respectively. The remaining 1.9% and 2.0% common limited partnership interest as of December 31, 2019 and 2018, respectively, was owned by non-affiliated investors and certain of our executive officers and directors in the form of noncontrolling common units. There were 2,023,287 and 2,025,287 common units outstanding held by these investors, executive officers and directors as of December 31, 2019 and 2018, respectively. The decrease in the common units from December 31, 2018 to December 31, 2019 was attributable to 2,000 common unit redemptions.

The noncontrolling common units may be redeemed by unitholders for cash. Except under certain circumstances, we, at our option, may satisfy the cash redemption obligation with shares of the Company’s common stock on a one-for-one basis. If satisfied in cash, the value for each noncontrolling common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable redemption date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $167.7 million and $126.4 million as of December 31, 2019 and 2018, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each noncontrolling common unit in the event of our termination or liquidation. In the event of our termination or liquidation, it is expected in most cases that each common unit would be entitled to a liquidating distribution equal to the liquidating distribution payable in respect of each share of the Company’s common stock.

Noncontrolling Interest in Consolidated Property Partnerships

In August 2016, the Operating Partnership entered into agreements with Norges Bank Real Estate Management (“NBREM”) whereby NBREM made contributions, through two REIT subsidiaries, for a 44% common equity interest in two existing companies that owned the Company’s 100 First Street and 303 Second Street office properties located in San Francisco, California. The transactions did not meet the criteria to qualify as sales of real estate because the Company continues to effectively control the properties and therefore continued to account for the 100 First Street and 303 Second Street office properties on a consolidated basis in its financial statements. At formation, the Company accounted for the transactions as equity transactions and recognized noncontrolling interests in its consolidated balance sheets.
The noncontrolling interests in 100 First LLC and 303 Second LLC as of December 31, 2019 and 2018 were $189.6 million and $186.4 million, respectively. The remaining amount of noncontrolling interests in consolidated property partnerships represents the third party equity interest in Redwood LLC. This noncontrolling interest was $5.8 million and $6.0 million as of December 31, 2019 and 2018, respectively.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.    Noncontrolling Interests on the Operating Partnership’s Consolidated Financial Statements

Consolidated Property Partnerships

In August 2016, the Operating Partnership entered into agreements with NBREM whereby NBREM made contributions, through two REIT subsidiaries, for a 44% common equity interest in two existing companies that owned the Company’s 100 First Street and 303 Second Street office properties located in San Francisco, California. Refer to Note 11 for additional information regarding these consolidated property partnerships.

13.	Stockholders’ Equity of the Company

Common Stock

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

In July 2019, the Company physically settled these forward equity sale agreements. Upon settlement, the Company issued 5,000,000 shares of common stock for net proceeds of $354.3 million and contributed the net proceeds to the Operating Partnership in exchange for an equal number of units in the Operating Partnership.

At-The-Market Stock Offering Programs

Under our at-the-market stock offering programs, which commenced in December 2014 and June 2018, we may offer and sell shares of our common stock from time to time in “at-the-market” offerings. During the year ended December 31, 2018, the Company completed its existing at-the-market stock offering program (the “2014 At-The-Market Program”) under which we sold an aggregate of $300.0 million in gross sales of shares. In June 2018, the Company commenced a new at-the-market stock offering program (the “2018 At-The-Market Program”) under which we may offer and sell shares of our common stock with an aggregate gross sales price of up to $500.0 million. In connection with the 2018 At-The-Market Program, the Company may also, at its discretion, enter into forward equity sale agreements. The use of forward equity sale agreements would allow the Company to lock in a share price on the sale of shares of our common stock at the time an agreement is executed, but defer receiving the proceeds from the sale of shares until a later date.

During the year ended December 31, 2019, we executed various 12-month forward equity sale agreements under the 2018 Program with financial institutions acting as forward purchasers to sell 3,147,110 shares of common stock at a weighted average sales price of $80.08 per share before underwriting discounts, commissions and offering expenses. The Company did not directly sell any shares of our common stock under the 2018 At-The-Market Program during the year and did not receive any proceeds from the sale of its shares of common stock by the forward purchasers. The Company currently expects to fully physically settle the forward equity sale agreements and receive cash proceeds upon one or more settlement dates, at the Company’s discretion, prior to the final settlement dates in the first quarter of 2020 through the first quarter of 2021, at which time we expect to receive aggregate net cash proceeds at settlement equal to the number of shares specified in such forward equity sale agreement multiplied by the relevant forward price per share. The weighted average forward sale price that we expect to receive upon physical settlement of the agreements will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers’ stock borrowing costs and (iii) scheduled dividends during the term of the agreements. We have not settled any portion of these forward equity sale agreements as of the date of this filing. Upon physical settlement, the Company will contribute the net proceeds from the issuance of shares of our common stock to the Operating Partnership in exchange for an equal number of units in the Operating Partnership.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the year ended December 31, 2018, we sold 447,466 shares of common stock under the 2018 At-The-Market Program and 1,369,729 shares of common stock under the 2014 At-The-Market Program.

Since commencement of the 2018 At-The-Market Program through December 31, 2019, we have directly sold 447,466 shares of common stock, and an additional 3,147,110 shares have been sold by forward purchasers under forward equity sale agreements, which have not been settled as of the date of this filing. As of December 31, 2019, approximately $214.2 million remains available to be sold under this program. Actual future sales will depend upon a variety of factors, including, but not limited to, market conditions, the trading price of the Company’s common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

The following table sets forth information regarding direct sales of our common stock under our at-the-market offering programs for the years ended December 31, 2018 and 2017:

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

Common Stock Repurchases

An aggregate of 4,935,826 shares currently remain eligible for repurchase under a share repurchase program approved by the Company’s board of directors in 2016. The Company did not repurchase shares of common stock under this program during the three years ended December 31, 2019, 2018 and 2017.

Accrued Dividends and Distributions

The following tables summarize accrued dividends and distributions for the noted outstanding shares of common stock and noncontrolling units as of December 31, 2019 and 2018:

	December 31,
	2019	2018
	(in thousands)
Dividends and Distributions payable to:
Common stockholders	$51,418	$45,840
Noncontrolling common unitholders of the Operating Partnership	981	922
RSU holders (1)	820	797
Total accrued dividends and distribution to common stockholders and noncontrolling unitholders	$53,219	$47,559
______________________

(1)	The amount includes the value of the dividend equivalents that will be paid with additional RSUs (see Note 15 “Share-Based Compensation” for additional information).

	December 31,
	2019	2018
Outstanding Shares and Units:
Common stock (1)	106,016,287	100,746,988
Noncontrolling common units	2,023,287	2,025,287
RSUs (2)	1,651,905	1,711,628
______________________

(1)	The amount includes nonvested shares.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(2)
The amount includes nonvested RSUs. Does not include 932,675 and 1,018,337 market measure-based RSUs because not all the necessary performance conditions have been met as of December 31, 2019 and 2018, respectively. Refer to Note 15 “Share-Based Compensation” for additional information.

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

14.	Partners’ Capital of the Operating Partnership

Common Units

Issuance of Common Units

In July 2019, the Company physically settled the forward equity sale agreements entered into in August 2018 (see Note 13 “Stockholders’ Equity of the Company”). Upon settlement, the Company issued 5,000,000 shares of common stock for net proceeds of $354.3 million and contributed the net proceeds to the Operating Partnership in exchange for 5,000,000 common units.

At-The-Market Stock Offering Program

The Company did not issue any shares of common stock under its at-the-market stock offering program during the year ended December 31, 2019. During the years ended December 31, 2018 and 2017, the Company utilized its at-the-market stock offering programs to issue shares of common stock. See Note 13 “Stockholders’ Equity of the Company” for additional information. The net offering proceeds contributed by the Company to the Operating Partnership in exchange for common units for the years ended December 31, 2019, 2018 and 2017 are as follows:

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Common Units Outstanding

The following table sets forth the number of common units held by the Company and the number of common units held by non-affiliated investors and certain of our executive officers and directors in the form of noncontrolling common units as well as the ownership interest held on each respective date:

	December 31, 2019	December 31, 2018
Company owned common units in the Operating Partnership	106,016,287	100,746,988
Company owned general partnership interest	98.1%	98.0%
Noncontrolling common units of the Operating Partnership	2,023,287	2,025,287
Ownership interest of noncontrolling interest	1.9%	2.0%

For a further discussion of the noncontrolling common units during the years ended December 31, 2019 and 2018, refer to Note 11 “Noncontrolling Interests on the Company’s Consolidated Financial Statements.”

Accrued Distributions

The following tables summarize accrued distributions for the noted common units as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
	(in thousands)
Distributions payable to:
General partner	$51,418	$45,840
Common limited partners	981	922
RSU holders (1)	820	797
Total accrued distributions to common unitholders	$53,219	$47,559
______________________

(1)	The amount includes the value of the dividend equivalents that will be paid with additional RSUs (see Note 15 “Share-Based Compensation” for additional information).

	December 31, 2019	December 31, 2018
Outstanding Units:
Common units held by the general partner	106,016,287	100,746,988
Common units held by the limited partners	2,023,287	2,025,287
RSUs (1)	1,651,905	1,711,628

______________________

(1)
Does not include 932,675 and 1,018,337 market measure-based RSUs because not all the necessary performance conditions have been met as of December 31, 2019 and 2018, respectively. Refer to Note 15 “Share-Based Compensation” for additional information.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.    Share-Based and Other Compensation

Stockholder Approved Share-Based Incentive Compensation Plan

As of December 31, 2019, we maintained one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan, as amended (the “2006 Plan”). The Company has a currently effective registration statement registering 9.2 million shares of our common stock for possible issuance under our 2006 Incentive Award Plan. As of December 31, 2019, approximately 0.4 million shares were available for grant under the 2006 Plan. The calculation of shares available for grant is presented after taking into account a reserve for a sufficient number of shares to cover the vesting and payment of 2006 Plan awards that were outstanding on that date, including performance-based vesting awards at (i) levels actually achieved for the performance conditions (as defined below) for which the performance period has been completed and (ii) at maximum levels for the other performance and market conditions (as defined below) for awards still in a performance period.

The Executive Compensation Committee (the “Compensation Committee”) of the Company’s Board of Directors may grant the following share-based awards to eligible individuals, as provided under the 2006 Plan: incentive stock options, nonqualified stock options, restricted stock (nonvested shares), stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units (“RSUs”), profit interest units, performance bonus awards, performance-based awards and other incentive awards. For each award granted under our share-based incentive compensation programs, the Operating Partnership simultaneously issues to the Company a number of common units equal to the number of shares of common stock ultimately paid by the Company in respect of such awards.

2019, 2018 and 2017 Share-Based Compensation Grants

In February 2019, the Executive Compensation Committee of the Company’s Board of Directors awarded 288,378 restricted stock units (“RSUs”) to certain officers of the Company under the 2006 Plan, which included 143,396 RSUs (at the target level of performance) that are subject to market and/or performance-based vesting requirements (the “2019 Performance-Based RSUs”) and 144,982 RSUs that are subject to time-based vesting requirements (the “2019 Time-Based RSUs”). During the year ended December 31, 2019, 10,733 2019 Time-Based RSUs, 24,353 2019 Performance-Based RSUs and 98,844 time vest and performance RSUs that were granted in prior years were forfeited.

In connection with entering into an amended employment agreement (the “Amended Employment Agreement”), on December 27, 2018, the Compensation Committee of the Company’s Board of Directors awarded John Kilroy, the Chairman of the Board of Directors, President and Chief Executive Officer of the Company and the Operating Partnership 483,871 RSUs, providing an additional retention incentive during the term of the agreement and enticing Mr. Kilroy to delay his retirement. Of these RSUs awarded, 266,130 RSUs (at the target level of performance) are subject to market-based vesting requirements and 217,741 RSUs are subject to time-based vesting requirements. In addition to Mr. Kilroy’s award, the Compensation Committee of the Company’s Board of Directors awarded 161,290 RSUs to certain members of management. Of these RSUs awarded, 80,647 RSUs (at the target level of performance) are subject to market-based vesting requirements (together totaling 346,777 target RSUs with Mr. Kilroy’s award, the “December 2018 Market-Based RSUs”) and 80,643 RSUs are subject to time-based vesting requirements (together totaling 298,384 RSUs with Mr. Kilroy’s award, the “December 2018 Time-Based RSUs”).

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

December 2018 Market-Based RSU Grant

Between 0% and 200% of the total 346,777 target number of December 2018 Market-Based RSUs will be eligible to vest based on the Company’s relative total shareholder return (“TSR”) versus a comparative group of companies that consist of companies in the SNL US REIT Office Index over the performance period. An initial number of RSUs (the “Initial Number of RSUs”) will be determined at the end of 2021 based on a three year performance period (2019 through 2021). Once the Initial Number of RSUs is determined, 75% of the Initial Number of RSUs will be scheduled to vest on January 5, 2022. The remaining 25% of the Initial Number of RSUs will be scheduled to vest on January 5, 2023, subject to adjustment based on the Company’s relative TSR for the entire four-year performance period (2019 through 2022). The December 2018 Market-Based RSUs are also subject to service vesting requirements through the scheduled vest dates.

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

2019, 2018 and 2017 Annual Performance-Based RSU Grants

The 2019 Performance-Based RSUs are scheduled to vest at the end of a three year period (consisting of calendar years 2019-2021). A target number of 2019 Performance-Based RSUs were awarded, and the final number of 2019 Performance-Based RSUs that vest (which may be more or less than the target number) will be based upon (1) the achievement of pre-set FFO per share goals for the year ending December 31, 2019 that applies to 100% of the Performance-Based RSUs awarded (the “2019 FFO Performance Condition”) and (2) a performance measure that applies to 50% of the award based upon a measure of the Company’s average debt to EBITDA ratio for the three year performance period (the “2019 Debt to EBITDA Ratio Performance Condition”) and a market measure that applies to the other 50% of the award based upon the relative ranking of the Company’s total stockholder return for the three year performance period compared to the total stockholder returns of an established comparison group of companies over the same period (the “2019 Market Condition”). The 2019 Performance-Based RSUs are also subject to a three year service vesting provision (the “service vesting condition”) and are scheduled to cliff vest on the date the final vesting percentage is determined following the end of the three year performance period under the awards. The 2019 FFO Performance Condition was achieved at 175% of target for one participant and 150% of target for all other participants. The number of 2019 Performance-Based RSUs ultimately earned could fluctuate from the target number of 2019 Performance-Based RSUs granted based upon the levels of achievement for the 2019 Debt to EBITDA Ratio

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Performance Condition, the 2019 Market Condition, and the extent to which the service vesting condition is satisfied. The estimate of the number of 2019 Performance-Based RSUs earned is evaluated quarterly during the performance period based on our estimate for each of the performance conditions measured against the applicable goals. Compensation expense for the 2019 Performance-Based RSU grant is recognized on a straight-line basis over the requisite service period for each participant, which is generally the three year service period.

The 2018 Performance-Based RSUs are scheduled to vest at the end of a three year period (consisting of calendar years 2018-2020). A target number of 2018 Performance-Based RSUs were awarded, and the final number of 2018 Performance-Based RSUs that vest (which may be more or less than the target number) will be based upon (1) the achievement of pre-set FFO per share goals for the year ending December 31, 2018 that applies to 100% of the Performance-Based RSUs awarded (the “2018 FFO Performance Condition”) and (2) a performance measure that applies to 50% of the award based upon a measure of the Company’s average debt to EBITDA ratio for the three year performance period (the “2018 Debt to EBITDA Ratio Performance Condition” and together with the 2018 FFO Performance Condition, the “2018 Performance Conditions”) and a market measure that applies to the other 50% of the award based upon the relative ranking of the Company’s TSR for the three year performance period compared to the TSR of an established comparison group of companies over the same period (the “2018 Market Condition”). The 2018 Performance-Based RSUs are also subject to a three year service vesting provision and are scheduled to cliff vest on the date the final vesting percentage is determined following the end of the three year performance period under the awards. The 2018 FFO Performance Condition was achieved at 175% of target for one participant and 150% of target for all other participants. The number of 2018 Performance-Based RSUs ultimately earned could fluctuate from the current estimated number of 2018 Performance-Based RSUs granted based upon the levels of achievement for the 2018 Debt to EBITDA Ratio Performance Condition, the 2018 Market Condition and the extent to which the service vesting condition is satisfied.

The 2017 Performance-Based RSUs are scheduled to cliff vest at the end of a three year period (consisting of calendar years 2017-2019) based upon (1) the achievement of pre-defined FFO per share goals for the year ended December 31, 2017 that applies to 100% of the 2017 Performance-Based RSUs awarded (the “2017 FFO Performance Condition”) and (2) also based upon either the average FAD per share growth that applies to 30% of the award or the Company’s average debt to EBITDA ratio that applies to a separate 30% of the award (together, the “Other 2017 Performance Conditions” and together with the 2017 FFO Performance Condition, the “2017 Performance Conditions”) or the relative TSR versus a comparative group of companies that consist of companies in the SNL US REIT Office Index that applies to the remaining 40% of the award (the “2017 Market Condition”) for the three year period ending December 31, 2019. Based on the combined results of the 2017 Performance Conditions and the 2017 Market Condition, the 2017 Performance-Based RSUs achieved a weighted average of approximately 131% of their target level of performance.

As of December 31, 2019, the estimated number of RSUs earned for the 2019 and 2018 Performance-Based RSUs and the actual number of RSUs earned for the 2017 Performance-Based RSUs was as follows:

	2019 Performance-Based RSUs	2018 Performance-Based RSUs	2017 Performance-Based RSUs
Service vesting period	February 1, 2019 - January, 2022	February 14, 2018 - January, 2021	February 24, 2017 - January, 2020
Target RSUs granted	143,396	158,205	130,956
Estimated RSUs earned (1)	229,095	262,242	142,581
Date of valuation	February 1, 2019	February 14, 2018	February 24, 2017
_______________

(1)
Estimated RSUs earned for the 2019 Performance-Based RSUs are based on the actual achievement of the 2019 FFO Performance Condition and for the 2019 Debt to EBITDA Ratio Performance Condition, assumes 125% of the target level of achievement for one participant and 117% of the target level of achievement for all other participants, and target level of achievement of the 2019 Market Condition. Estimated RSUs earned for the 2018 Performance-Based RSUs are based on the actual achievement of the 2018 FFO Performance Condition and assume target level achievement of the 2018 Market Condition and maximum level of achievement of the 2018 Debt to EBITDA Ratio Performance Condition. The 2017 Performance-Based RSUs earned are based on actual performance of the 2017 Performance Conditions and the 2017 Market Condition.

Each Performance-Based RSU represents the right to receive one share of our common stock in the future, subject to, and as modified by, the Company’s level of achievement of the applicable performance and market conditions. The fair values of the 2019 Performance-Based RSUs, 2018 Performance-Based RSUs and 2017 Performance-Based RSUs

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

were $10.2 million at February 1, 2019, $10.8 million at February 14, 2018, and $10.3 million at February 24, 2017, respectively. The fair values for the awards with market conditions were calculated using a Monte Carlo simulation pricing model based on the assumptions in the table below. The determination of the fair value of the 2019, 2018 and 2017 Performance-Based RSUs takes into consideration the likelihood of achievement of the 2019, 2018 and 2017 Performance Conditions and the 2019, 2018 and 2017 Market Conditions, respectively, as discussed above. The following table summarizes the assumptions utilized in the Monte Carlo simulation pricing models:

	2019 Award Fair Value Assumptions	2018 Award Fair Value Assumptions	2017 Award Fair Value Assumptions
Valuation date	February 1, 2019	February 14, 2018	February 24, 2017
Fair value per share on valuation date	$72.57	$70.08	$80.89
Expected share price volatility	19.0%	20.0%	21.0%
Risk-free interest rate	2.48%	2.37%	1.39%

The computation of expected volatility was based on a blend of the historical volatility of our shares of common stock over a period of twice the remaining performance period as of the grant date and implied volatility data based on the observed pricing of six month publicly-traded options on shares of our common stock. The risk-free interest rate was based on the yield curve on zero-coupon U.S. Treasury STRIP securities in effect at February 1, 2019, February 14, 2018, and February 24, 2017.

Compensation expense for the Performance-Based RSUs is recognized on a straight-line basis over the requisite service period for each participant, which is generally the three-year service period. As of December 31, 2019, the number of 2019 Performance-Based RSUs estimated to be earned based on the Company’s estimate of the performance conditions measured against the applicable goals was 229,095, and the compensation cost recorded to date for this program was based on that estimate. For the portion of the 2019 Performance-Based RSUs subject to the 2019 Market Condition, for the year ended December 31, 2019, we recorded compensation expense based upon the $72.57 fair value per share at February 1, 2019. Compensation expense will be variable for the portion of the 2019 Performance-Based RSUs subject to the 2019 Debt to EBITDA Ratio Performance Condition, based upon the outcome of that condition. As of December 31, 2019, the number of 2018 Performance-Based RSUs estimated to be earned based on the Company’s estimate of the performance conditions measured against the applicable goals was 262,242, and the compensation cost recorded to date for this program was based on that estimate. For the portion of the 2018 Performance-Based RSUs subject to the 2018 Market Condition, for the years ended December 31, 2019 and 2018, we recorded compensation expense based upon the $70.08 fair value per share at February 14, 2018. Compensation expense will be variable for the portion of the 2018 Performance-Based RSUs subject to the 2018 Debt to EBITDA Performance Condition, based upon the outcome of that condition. For the years ended December 31, 2019, 2018 and 2017, we recorded compensation expense for the portion of the 2017 Performance-Based RSUs subject to the 2017 Market Condition based upon the $80.89 fair value per share at February 24, 2017 and for the portion of the 2017 Performance-Based RSUs subject to the 2017 Debt to EBITDA Ratio Performance Condition, based on the stock price at date of grant multiplied by the 142,581 RSUs, which is net of forfeitures, estimated to be earned at December 31, 2019.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Annual 2019, 2018 and 2017 and December 2018 Time-Based RSU Grants

The annual 2019, 2018 and 2017 Time-Based RSUs are scheduled to vest in equal installments over the periods listed below. The 2019 Time-Based RSUs are scheduled to vest in three equal annual installments beginning on January 5, 2020 through January 5, 2022. The December 2018 Time-Based RSUs are scheduled to vest 50% on January 5, 2022 and 50% on January 5, 2023. Compensation expense for the December 2018 and annual 2019, 2018 and 2017 Time-Based RSUs is recognized on a straight-line basis over the requisite service period, which is generally the explicit service period. However, for one participant there was a shorter service period for their 2017 and 2018 Time-Based RSUs. Each Time-Based RSU represents the right to receive one share of our common stock in the future, subject to continued employment through the applicable vesting date. The total fair value of the Time-Based RSUs is based on the Company's closing share price on the NYSE on the respective fair valuation dates as detailed in the table below:

	2019 Time-Based RSU Grant	December 2018 Time-Based RSU Grant	2018 Time-Based RSU Grant (1)	2017 Time-Based RSU Grant (2)
Service vesting period	February 1, 2019 - January 5, 2022	December 27, 2018 - January 5, 2023	January & February 2018 - January 5, 2021	February 2017 - January 5, 2020
Fair value on valuation date (in millions)	$10.1	$18.5	$8.4	$7.5
Fair value per share	$69.89	$62.00	$70.37	$73.30
Date of fair valuation	February 1, 2019	December 27, 2018	January & February 2018	February 2017

_______________

(1)	The 2018 Time-Based RSUs consist of 56,015 RSUs granted on January 29, 2018 at a fair value per share of $70.37 and 67,818 RSUs granted on February 14, 2018 at a fair value per share of $66.46.

(2)	The 2017 Time-Based RSUs consist of 41,119 RSUs granted on February 3, 2017 at a fair value per share of $73.30 and 57,901 RSUs granted on February 24, 2017 at a fair value per share of $77.16.

Summary of Performance and Market-Measure Based RSUs

A summary of our performance and market-measure based RSU activity from January 1, 2019 through December 31, 2019 is presented below:

	Nonvested RSUs		Vested RSUs	Total RSUs
	Amount	Weighted-Average Fair Value Per Share
Outstanding at January 1, 2019	1,018,337	$67.29	35,761	1,054,098
Granted	231,191	71.12	1,155	232,346
Vested	(261,990)	57.08	261,990	—
Settled (1)	—		(264,814)	(264,814)
Issuance of dividend equivalents (2)	23,254	74.11	2,592	25,846
Forfeited	(78,117)	70.07	(5)	(78,122)
Outstanding as of December 31, 2019 (3)	932,675	$71.04	36,679	969,354
_______________

(1)
Represents vested RSUs that were settled in shares of the Company’s common stock. Total shares settled include 125,220 shares that were tendered in accordance with the terms of the 2006 Plan to satisfy minimum statutory tax withholding requirements related to the RSUs settled. We accept the return of RSUs at the current quoted closing share price of the Company’s common stock to satisfy tax obligations.

(2)	Represents the issuance of dividend equivalents earned on the underlying RSUs. The dividend equivalents vest based on terms specified under the related RSU award agreement.

(3)
Outstanding RSUs as of December 31, 2019 represent the actual achievement of the FFO performance conditions and assumes target levels for the market and other performance conditions. The number of restricted stock units ultimately earned is subject to change based upon actual performance over the three-year vesting period. Dividend equivalents earned will vest along with the underlying award and are also subject to changes based on the number of RSUs ultimately earned for each underlying award.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of our performance and market-measure based RSU activity for the years ended December 31, 2019, 2018 and 2017 is presented below:

	RSUs Granted		RSUs Vested
Years ended December 31,	Non-Vested RSUs Granted (1)	Weighted-Average Fair Value Per Share	Vested RSUs	Total Vest-Date Fair Value (in thousands)
2019	231,191	$71.12	(265,737)	$18,703
2018	601,012	68.51	(265,918)	18,906
2017	170,994	78.97	(194,991)	14,270
_______________

(1)	Non-vested RSUs granted are based on the actual achievement of the FFO performance conditions and assumes target level achievement for the market and other performance conditions.

Summary of Time-Based RSUs

A summary of our time-based RSU activity from January 1, 2019 through December 31, 2019 is presented below:

	Nonvested RSUs		Vested RSUs	Total RSUs
	Amount	Weighted Average Fair Value Per Share
Outstanding at January 1, 2019	586,779	$65.87	1,089,088	1,675,867
Granted	153,005	70.31	—	153,005
Vested	(153,464)	67.26	153,464	—
Settled (1)			(198,183)	(198,183)
Issuance of dividend equivalents (2)	13,341	74.72	28,755	42,096
Forfeited	(55,813)	68.71	—	(55,813)
Canceled (3)			(1,746)	(1,746)
Outstanding as of December 31, 2019	543,848	$66.66	1,071,378	1,615,226
_______________

(1)
Represents vested RSUs that were settled in shares of the Company’s common stock. Total shares settled include 82,646 shares that were tendered in accordance with the terms of the 2006 Plan to satisfy minimum statutory tax withholding requirements related to the RSUs settled. We accept the return of RSUs at the current quoted closing share price of the Company’s common stock to satisfy tax obligations.

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

A summary of our time-based RSU activity for the years ended December 31, 2019, 2018 and 2017 is presented below:

	RSUs Granted		RSUs Vested
Year ended December 31,	Non-Vested RSUs Issued	Weighted-Average Grant Date Fair Value Per Share	Vested RSUs	Total Vest-Date Fair Value (1) (in thousands)
2019	153,005	$70.31	(182,219)	$12,277
2018	437,216	64.21	(214,131)	14,768
2017	142,101	74.91	(228,095)	16,735
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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summary of Nonvested Restricted Stock

We did not have any nonvested restricted stock at January 1, 2019 or December 31, 2019. A summary of our nonvested and vested restricted stock activity for years ended December 31, 2018 and 2017 is presented below:

	Shares Granted		Shares Vested
Years ended December 31,	Nonvested Shares Issued	Weighted-Average Grant Date Fair Value Per Share	Vested Shares	Total Fair Value at Vest Date (1) (in thousands)
2018	—	—	(22,884)	1,652
2017	—	—	(24,261)	1,781
_______________

(1)	Total fair value of shares vested was calculated based on the quoted closing share price of the Company’s common stock on the NYSE on the date of vesting.

Share-Based Compensation Cost Recorded During the Period

The total compensation cost for all share-based compensation programs was $32.8 million, $35.9 million and $26.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. Of the total share-based compensation costs, $5.8 million, $8.0 million and $7.3 million was capitalized as part of real estate assets and for 2018 and 2017, deferred leasing costs, for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, there was approximately $50.5 million of total unrecognized compensation cost related to nonvested incentive awards granted under share-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.1 years. The remaining compensation cost related to these nonvested incentive awards had been recognized in periods prior to December 31, 2019. The $50.5 million of unrecognized compensation costs does not reflect the future compensation cost related to share-based awards that were granted subsequent to December 31, 2019.

Other Compensation

On December 27, 2018, the Executive Compensation Committee of the Company’s Board approved, and the Company and the Operating Partnership entered into the Amended Employment Agreement with John Kilroy, which amends and supersedes the existing employment agreement dated January 1, 2012. Except as noted below, the Amended Employment Agreement continues Mr. Kilroy’s employment on terms substantially similar to those of the existing employment agreement, with a new term scheduled to continue through December 31, 2023. The Amended Employment Agreement includes a cash retirement benefit of $13.2 million, or $16.2 million for a retirement at or after attaining age 73, with at least twelve months’ advance notice or at or after the end of the term of the agreement. For the year ended December 31, 2018, the Company recognized $12.1 million of compensation expense in general and administrative expenses on the consolidated statement of operations, representing the present value of the potential cash retirement benefit amount that was earned based on prior service. For the year ended December 31, 2019, the Company recognized $1.5 million of compensation expense in general and administrative expenses on the consolidated statement of operations related to the Amended Employment Agreement.

16.	Employee Benefit Plans

401(k) Plan

We have a retirement savings plan designed to qualify under Section 401(k) of the Code (the “401(k) Plan”). Our employees are eligible to participate in the 401(k) Plan on the first day of the month after three months of service. The 401(k) Plan allows eligible employees (“401(k) Participants”) to defer up to 60% of their eligible compensation on a pre-tax basis, subject to certain maximum amounts allowed by the Code. The 401(k) Plan provides for a matching contribution by the Company in an amount equal to 50 cents of each one dollar of participant contributions up to a maximum of 10% of the 401(k) Participant’s annual salary. 401(k) Participants vest immediately in the amounts contributed by us. For each of the years ended December 31, 2019, 2018, and 2017, we contributed $1.6 million, $1.5 million and $1.3 million, respectively, to the 401(k) Plan.

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

See Note 19 “Fair Value Measurements and Disclosures” for further discussion of our Deferred Compensation Plan assets as of December 31, 2019 and 2018. Our liability of $27.0 million and $21.7 million under the Deferred Compensation Plan was fully funded as of December 31, 2019 and 2018, respectively.

17.	Future Minimum Rent

We have operating leases with tenants that expire at various dates through 2043 and are either subject to scheduled fixed increases or adjustments in rent based on the Consumer Price Index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future contractual minimum rent under operating leases as of December 31, 2019 for future periods is summarized as follows:

Year Ending	(in thousands)
2020	$675,636
2021	728,736
2022	785,239
2023	769,294
2024	727,399
Thereafter	4,054,487
Total (1)	$7,740,791

______________

(1)	Excludes residential leases and leases with a term of one year or less.

Future contractual minimum rent under operating leases as of December 31, 2018 for future periods is summarized as follows:

Year Ending	(in thousands)
2019	$566,783
2020	632,875
2021	631,835
2022	620,684
2023	586,371
Thereafter	3,240,143
Total (1)	$6,278,691
______________

(1)	Excludes residential leases and leases with a term of one year or less.

18.	Commitments and Contingencies

General

As of December 31, 2019, we had commitments of approximately $1.0 billion, excluding our ground lease commitments, for contracts and executed leases directly related to our operating and development properties.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Ground Leases

The following table summarizes our properties that are held subject to long-term noncancellable ground lease obligations and the respective contractual expiration dates:

Property	Contractual Expiration Date (1)
601 108th Ave NE, Bellevue, WA	November 2093
701, 801 and 837 N. 34th Street, Seattle, WA (2)	December 2041
1701 Page Mill Road and 3150 Porter Drive, Palo Alto, CA	December 2067
Kilroy Airport Center Phases I, II, and III, Long Beach, CA	July 2084
3243 S. La Cienega Boulevard, Los Angeles, CA (3)	October 2106
____________________

(1)	Reflects the contractual expiration date prior to the impact of any extension or purchase options held by the Company.

(2)	The Company has three 10-year and one 45-year extension options for this ground lease, which if exercised would extend the expiration date to December 2116.

(3)	We entered into this ground lease in connection with an operating property acquisition in 2019. Refer to Note 3 “Acquisitions” for additional information.

As of December 31, 2019, the weighted average remaining lease term of our ground leases is 55 years. For the year ended December 31, 2019, variable lease costs totaling $2.9 million, were recorded to ground leases expense on our consolidated statements of operations.

The minimum commitment under our ground leases as of December 31, 2019 for five years and thereafter is as follows:

Year Ending	(in thousands)
2020	5,641
2021	5,641
2022	5,642
2023	5,662
2024	5,662
Thereafter	286,385
Total undiscounted cash flows (1)(2)(3)(4)(5)(6)	$314,633
Present value discount	(216,233)
Ground lease liabilities	$98,400
________________________

(1)	Excludes contingent future rent payments based on gross income or adjusted gross income and reflects the minimum ground lease obligations before the impact of ground lease extension options.

(2)
One of our ground lease obligations is subject to a fair market value adjustment every five years; however, the lease includes ground rent subprotection and infrastructure rent credits which currently limit our annual rental obligations to $1.0 million. The contractual obligations for that ground lease included above assumes the lesser of $1.0 million or annual lease rental obligation in effect as of December 31, 2019.

(3)
One of our ground lease obligations includes a component which is based on the percentage of gross income that exceeds the minimum ground rent. The minimum rent is subject to increases every five years based on 50% of the average annual percentage rent for the previous five years. The contractual obligations for that lease included above assume the current annual ground lease obligation in effect at December 31, 2019 for the remainder of the lease term since we cannot predict future adjustments.

(4)
One of our ground lease obligations is subject to a fair market value adjustment every five years based on a combination of CPI adjustments and third-party appraisals limited to maximum increases annually. The contractual obligations for that lease included above assume the current annual ground lease obligation in effect at December 31, 2019 for the remainder of the lease term since we cannot predict future adjustments.

(5)
One of our ground lease obligations includes a component which is based on the percentage of adjusted gross income that exceeds the minimum ground rent. The minimum rent is subject to increases every 10 years by an amount equal to 60% of the average annual percentage rent for the previous three years. The contractual obligations for this lease included above assume the current annual ground lease obligation in effect at December 31, 2019 for the remainder of the lease term since we cannot predict future adjustments.

(6)	One of our ground lease obligations is subject to fixed 5% ground rent increases every five years, with the next increase occurring on December 1, 2022.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The minimum commitment under our ground leases as of December 31, 2018 for future periods is summarized as follows:

Year Ending	(in thousands)
2019	$5,154
2020	5,154
2021	5,154
2022	5,154
2023	5,154
Thereafter	233,619
Total (1)(2)(3)(4)(5)	$259,389
________________________

(1)	Excludes contingent future rent payments based on gross income or adjusted gross income and reflects the minimum ground lease obligations before the impact of ground lease extension options.

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

As of December 31, 2019 and 2018, we had accrued environmental remediation liabilities of approximately $80.7 million and $83.2 million, respectively, recorded on our consolidated balance sheets in connection with certain of our in-process and future development projects. The accrued environmental remediation liabilities represent the remaining costs we estimate we will incur prior to and during the development process at various development acquisition sites. These estimates, which we developed with the assistance of third party experts, consist primarily of the removal of contaminated soil, performing environmental closure activities, constructing remedial systems, and other related costs since we are required to dispose of any existing contaminated soil, and sometimes perform other environmental closure or remedial activities, when we develop new buildings at these sites.

We record estimated environmental remediation obligations for acquired properties at the acquisition date when we are aware of such costs and when such costs are probable of being incurred and can be reasonably estimated. Estimated costs related to development environmental remediation liabilities are recorded as an increase to the cost of the development project. Actual costs are recorded as a decrease to the liability when incurred. These accruals are adjusted as an increase or decrease to the development project costs and as an increase or decrease to the accrued environmental remediation liability if we obtain further information or circumstances change. The environmental remediation obligations recorded at December 31, 2019 and 2018 were not discounted to their present values since the amount and timing of cash payments are not fixed. It is possible that we could incur additional environmental remediation costs in connection with these development projects.  However, potential additional environmental costs for these development projects cannot be reasonably estimated at this time and certain changes in estimates could occur as the site conditions, final project timing, design elements, actual soil conditions and other aspects of the projects, which may depend upon municipal and other approvals beyond the control of the Company, are determined.

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

19.    Fair Value Measurements and Disclosures

Assets and Liabilities Reported at Fair Value

The only assets we record at fair value on our consolidated financial statements are the marketable securities related to our Deferred Compensation Plan (see Note 16 “Employee Benefit Plans” for additional information). The following table sets forth the fair value of our marketable securities as of December 31, 2019 and 2018:

	Fair Value (Level 1) (1)
	2019	2018
Description	(in thousands)
Marketable securities (2)	$27,098	$21,779
_______________

(1)	Based on quoted prices in active markets for identical securities.

(2)	The marketable securities are held in a limited rabbi trust.

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

The following table sets forth the net (loss) gain on marketable securities recorded during the years ended December 31, 2019, 2018 and 2017:

	December 31,
	2019	2018	2017
Description	(in thousands)
Net gain (loss) on marketable securities	$3,885	$(1,851)	$3,023

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our other financial instruments as of December 31, 2019 and 2018:

	December 31,
	2019		2018
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
	(in thousands)
Liabilities
Secured debt, net	$258,593	$272,997	$335,531	$335,885
Unsecured debt, net	3,049,185	3,252,217	2,552,070	2,546,386
Unsecured line of credit	245,000	245,195	45,000	45,058

_______________

(1)	Fair value calculated using Level II inputs, which are based on model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

20.    Other Significant Events

During the year ended December 31, 2019, we recorded a $2.9 million net increase in rental income on our consolidated statements of operations primarily due to a $4.2 million increase in revenue related to the improved credit quality of a tenant for which we previously recorded a bad debt reserve during the year ended December 31, 2018, partially offset by a $1.3 million decrease in revenue for other tenants with diminished credit quality during the year ended December 31, 2019.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

21.	Net Income Available to Common Stockholders Per Share of the Company

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted per-share computations for net income available to common stockholders for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except unit and per unit amounts)
Numerator:
Net income attributable to Kilroy Realty Corporation	$195,443	$258,415	$164,612
Total preferred dividends	—	—	(13,363)
Allocation to participating securities (1)	(2,119)	(2,004)	(1,975)
Numerator for basic and diluted net income available to common stockholders	$193,324	$256,411	$149,274
Denominator:
Basic weighted average vested shares outstanding	103,200,568	99,972,359	98,113,561
Effect of dilutive securities	648,600	510,006	613,770
Diluted weighted average vested shares and common stock equivalents outstanding	103,849,168	100,482,365	98,727,331
Basic earnings per share:
Net income available to common stockholders per share	$1.87	$2.56	$1.52
Diluted earnings per share:
Net income available to common stockholders per share	$1.86	$2.55	$1.51
________________________

(1)	Participating securities include nonvested shares, certain time-based RSUs and vested market measure-based RSUs.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common shares, including stock options, RSUs, shares issuable under executed forward equity sale agreements and other securities are considered in our diluted earnings per share calculation for the years ended December 31, 2019, 2018, and 2017. Certain market measure-based RSUs are not included in dilutive securities as of December 31, 2019, 2018, and 2017 as not all performance metrics had been met by the end of the applicable reporting periods.

See Note 15 “Share-Based Compensation” for additional information regarding the stock options and other share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

22.	Net Income Available to Common Unitholders Per Unit of the Operating Partnership

The following table reconciles the numerator and denominator in computing the Operating Partnership’s basic and diluted per-unit computations for net income available to common unitholders for the years ended 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except unit and per unit amounts)
Numerator:
Net income attributable to Kilroy Realty, L.P.	$198,738	$263,210	$167,440
Total preferred distributions	—	—	(13,363)
Allocation to participating securities (1)	(2,119)	(2,004)	(1,975)
Numerator for basic and diluted net income available to common unitholders	$196,619	$261,206	$152,102
Denominator:
Basic weighted average vested units outstanding	105,223,975	102,025,276	100,246,567
Effect of dilutive securities	648,600	510,006	613,770
Diluted weighted average vested units and common unit equivalents outstanding	105,872,575	102,535,282	100,860,337
Basic earnings per unit:
Net income available to common unitholders per unit	$1.87	$2.56	$1.52
Diluted earnings per unit:
Net income available to common unitholders per unit	$1.86	$2.55	$1.51
________________________

(1)	Participating securities include nonvested shares, certain time-based RSUs and vested market measure-based RSUs.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common units, including stock options, RSUs, shares issuable under executed forward equity sale agreements and other securities are considered in our diluted earnings per share calculation for the years ended December 31, 2019, 2018 and 2017. Certain market measure-based RSUs are not included in dilutive securities as of December 31, 2019, 2018 and 2017 as not all performance metrics had been met by the end of the applicable reporting periods.

See Note 15 “Share-Based Compensation” for additional information regarding the stock options and other share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

23.    Supplemental Cash Flow Information of the Company

Supplemental cash flow information follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $77,666, $65,627, and $44,757 as of December 31, 2019, 2018 and 2017, respectively	$43,607	$44,697	$67,336
Cash paid for amounts included in the measurement of ground lease liabilities	$5,224	$4,398	$4,809
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development properties	$162,654	$158,626	$116,089
Assumption of accrued liabilities in connection with acquisitions (Note 3)	$10,267	$40,624	$1,443
Tenant improvements funded directly by tenants	$10,268	$13,968	$15,314
Initial measurement of operating right of use ground lease assets (Notes 2, 3 and 18)	$96,272	$—	$—
Initial measurement of operating ground lease liabilities (Notes 2, 3 and 18)	$98,349	$—	$—
NON-CASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders (Notes 13 and 28)	$53,219	$47,559	$43,448
Exchange of common units of the Operating Partnership into shares of the Company’s common stock	$78	$1,962	$10,939

The following is a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the years ended 2019, 2018 and 2017.

	Year Ended December 31,
	2019	2018	2017
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$51,604	$57,649	$193,418
Restricted cash at beginning of period	119,430	9,149	56,711
Cash and cash equivalents and restricted cash at beginning of period	$171,034	$66,798	$250,129

Cash and cash equivalents at end of period	$60,044	$51,604	$57,649
Restricted cash at end of period	16,300	119,430	9,149
Cash and cash equivalents and restricted cash at end of period	$76,344	$171,034	$66,798

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

24.    Supplemental Cash Flow Information of the Operating Partnership:

Supplemental cash flow information follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $77,666, $65,627, and $44,757 as of December 31, 2019, 2018 and 2017, respectively	$43,607	$44,697	$67,336
Cash paid for amounts included in the measurement of ground lease liabilities	$5,224	$4,398	$4,809
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development properties	$162,654	$158,626	$116,089
Assumption of accrued liabilities in connection with acquisitions (Note 3)	$10,267	$40,624	$1,443
Tenant improvements funded directly by tenants	$10,268	$13,968	$15,314
Initial measurement of operating right of use ground lease assets (Notes 2, 3 and 18)	$96,272	$—	$—
Initial measurement of operating ground lease liabilities (Notes 2, 3 and 18)	$98,349	$—	$—
NON-CASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders (Notes 14 and 28)	$53,219	$47,559	$43,448

The following is a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the years ended 2019, 2018 and 2017.

	Year Ended December 31,
	2019	2018	2017
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$51,604	$57,649	$193,418
Restricted cash at beginning of period	119,430	9,149	56,711
Cash and cash equivalents and restricted cash at beginning of period	$171,034	$66,798	$250,129

Cash and cash equivalents at end of period	$60,044	$51,604	$57,649
Restricted cash at end of period	16,300	119,430	9,149
Cash and cash equivalents and restricted cash at end of period	$76,344	$171,034	$66,798

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

25.    Tax Treatment of Distributions

The following table reconciles the dividends declared per share of common stock to the dividends paid per share of common stock during the years ended December 31, 2019, 2018 and 2017 as follows:

	Year Ended December 31,
Dividends	2019	2018	2017
Dividends declared per share of common stock	$1.910	$1.790	$1.650
Less: Dividends declared in the current year and paid in the following year	(0.485)	(0.455)	(0.425)
Add: Dividends declared in the prior year and paid in the current year (1)	0.455	0.425	2.275
Dividends paid per share of common stock	$1.880	$1.760	$3.500

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

The unaudited income tax treatment for the dividends to common stockholders reportable for the years ended December 31, 2019, 2018 and 2017 as identified in the table above was as follows:

	Year Ended December 31,
Shares of Common Stock	2019		2018		2017
Ordinary income (1)	$0.939	49.95%	$1.474	83.73%	$1.356	70.87%
Qualified dividend	0.004	0.21	0.003	0.19	0.002	0.11
Return of capital	0.312	16.62	0.275	15.64	0.344	18.00
Capital gains (2)	0.600	31.93	0.008	0.44	—	—
Unrecaptured section 1250 gains	0.025	1.29	—	—	0.211	11.02
	$1.880	100.00%	$1.760	100.00%	$1.913	100.00%
_________________

(1)
The Tax Cuts and Jobs Act enacted on December 22, 2017 generally allows a deduction for noncorporate taxpayers equal to 20% of ordinary dividends distributed by a REIT (excluding capital gain dividends and qualified dividend income). The amount of dividend eligible for this deduction is referred to as the Section 199A Dividend.  For the year ended December 31, 2019, the Section 199A Dividend is equal to the total ordinary income dividend.

(2)	Capital gains are comprised entirely of 20% rate gains.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

26.	Quarterly Financial Information of the Company (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2019 and 2018 was as follows:

	2019 Quarter Ended (1)
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
Revenues	$201,202	$200,492	$215,525	$220,235
Net income	41,794	47,215	48,298	77,922
Net income attributable to Kilroy Realty Corporation	36,903	42,194	43,846	72,500
Net income available to common stockholders	36,903	42,194	43,846	72,500
Net income available to common stockholders per share – basic	0.36	0.41	0.41	0.68
Net income available to common stockholders per share – diluted	0.36	0.41	0.41	0.67

	2018 Quarter Ended (1)
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
Revenues	$182,822	$187,072	$186,562	$190,842
Net income	40,971	31,755	38,310	166,890
Net income attributable to Kilroy Realty Corporation	36,246	27,549	34,400	160,220
Net income available to common stockholders	36,246	27,549	34,400	160,220
Net income available to common stockholders per share – basic	0.36	0.27	0.34	1.59
Net income available to common stockholders per share – diluted	0.36	0.27	0.33	1.58
____________________

(1)
The summation of the quarterly financial data may not equal the annual number reported on the consolidated statements of operations due to rounding. For the year ended December 31, 2018, the summation of the quarterly net income available to common stockholders per share does not equal the annual number reported on the consolidated statements of operations due to the Company’s at-the-market stock offering activity during the year.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

27.	Quarterly Financial Information of the Operating Partnership (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2019 and 2018 was as follows:

	2019 Quarter Ended (1)
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per unit amounts)
Revenues	$201,202	$200,492	$215,525	$220,235
Net income	41,794	47,215	48,298	77,922
Net income attributable to the Operating Partnership	37,508	42,901	44,589	73,740
Net income available to common unitholders	37,508	42,901	44,589	73,740
Net income available to common unitholders per unit – basic	0.36	0.41	0.41	0.68
Net income available to common unitholders per unit – diluted	0.36	0.41	0.41	0.67

	2018 Quarter Ended (1)
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per unit amounts)
Revenues	$182,822	$187,072	$186,562	$190,842
Net income	40,971	31,755	38,310	166,890
Net income attributable to the Operating Partnership	36,893	28,015	34,993	163,309
Net income available to common unitholders	36,893	28,015	34,993	163,309
Net income available to common unitholders per unit – basic	0.36	0.27	0.34	1.58
Net income available to common unitholders per unit – diluted	0.36	0.27	0.33	1.57
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

On January 15, 2020, $53.2 million of dividends were paid out to common stockholders, common unitholders and RSU holders of record on December 31, 2019.

On January 31, 2020, the Executive Compensation Committee granted 109,359 Time-Based RSUs and 154,267 Performance-Based RSUs to key employees under the 2006 Plan. The compensation cost related to the RSUs is expected to be recognized over a period of three years.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2019, 2018 and 2017
(in thousands)

	Balance at Beginning of Period (1)	Charged to Costs and Expenses (2)	Recoveries (Deductions)	Balance at End of Period
Allowance for Uncollectible Tenant Receivables for the year ended December 31,
2019 – Allowance for uncollectible tenant receivables	$512	$907	$(248)	$1,171
2018 – Allowance for uncollectible tenant receivables	2,309	2,604	(274)	4,639
2017 – Allowance for uncollectible tenant receivables	1,712	1,517	(920)	2,309
Allowance for Deferred Rent Receivables for the year ended December 31,
2019 – Allowance for deferred rent	$195	$1,357	$—	$1,552
2018 – Allowance for deferred rent	3,238	165	(64)	3,339
2017 – Allowance for deferred rent	1,524	1,752	(38)	3,238

__________________

(1)
On January 1, 2019, the Company adopted Topic 842 on a modified retrospective basis and recognized a cumulative-effect adjustment to distributions in excess of earnings related to the allowances for uncollectible tenant receivables and deferred rent receivables. As such, the ending balances of the allowances for uncollectible tenant receivables and deferred rent receivables at December 31, 2018 do not equal the beginning balances on January 1, 2019.

(2)
For the year ended December 31, 2019, amounts do not reflect leases deemed not probable of collection for which we reversed the associated revenue under Topic 842. In addition, for the years ended December 31, 2019 and 2018, $0.7 million and $2.9 million, respectively, was charged to costs and expenses for a valuation allowance for a note receivable.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2019

	Initial Cost					Gross Amounts at Which Carried at Close of Period
Property Location	Encumb- rances		Land and improve- ments	Buildings and Improve- ments	Costs Capitalized Subsequent to Acquisition/ Improvement	Land and improve- ments	Buildings and Improve- ments	Total	Accumulated Depreciation	Depreci- ation Life (1)	Date of Acquisition (A)/ Construction (C) (2)		Rentable Square Feet (3) (unaudited)
	($ in thousands)
Office Properties:
3077-3243 S. La Cienega Blvd., Culver City, CA			$150,718	$31,032	$2	$150,718	$31,034	$181,752	$1,227	35	2019	A	151,908
2240 E. Imperial Highway, El Segundo, CA			1,044	11,763	29,542	1,048	41,301	42,349	26,943	35	1983	C	122,870
2250 E. Imperial Highway, El Segundo, CA			2,579	29,062	36,294	2,547	65,388	67,935	54,789	35	1983	C	298,728
2260 E. Imperial Highway, El Segundo, CA			2,518	28,370	36,764	2,547	65,105	67,652	16,320	35	1983	C	298,728
909 N. Pacific Coast Highway, El Segundo, CA			3,577	34,042	50,104	3,577	84,146	87,723	41,765	35	2005	C	244,136
999 N. Pacific Coast Highway, El Segundo, CA			1,407	34,326	16,897	1,407	51,223	52,630	25,350	35	2003	C	128,588
6115 W. Sunset Blvd., Los Angeles, CA (4)			1,313	3	16,436	2,455	15,297	17,752	2,165	35	2015	C	26,105
6121 W. Sunset Blvd., Los Angeles, CA (4)			11,120	4,256	43,971	8,703	50,644	59,347	7,262	35	2015	C	91,173
1525 N. Gower St., Los Angeles, CA (4)			1,318	3	9,641	1,318	9,644	10,962	1,206	35	2016	C	9,610
1575 N. Gower St., Los Angeles, CA (4)			22,153	51	119,460	22,153	119,511	141,664	11,813	35	2016	C	251,245
1500 N. El Centro Ave., Los Angeles, CA (4)			9,235	21	58,603	9,235	58,624	67,859	6,208	35	2016	C	104,504
1550 N. El Centro Ave., Los Angeles, CA (4) (5)			16,970	39	135,847	16,970	135,886	152,856	13,895	35	2016	C	—
6255 W. Sunset Blvd., Los Angeles, CA			18,111	60,320	46,112	18,111	106,432	124,543	35,548	35	2012	A	323,920
3750 Kilroy Airport Way, Long Beach, CA			—	1,941	11,610	—	13,551	13,551	10,822	35	1989	C	10,457
3760 Kilroy Airport Way, Long Beach, CA			—	17,467	14,902	—	32,369	32,369	26,878	35	1989	C	165,278
3780 Kilroy Airport Way, Long Beach, CA			—	22,319	26,442	—	48,761	48,761	39,320	35	1989	C	221,452
3800 Kilroy Airport Way, Long Beach, CA			—	19,408	21,806	—	41,214	41,214	24,877	35	2000	C	192,476
3840 Kilroy Airport Way, Long Beach, CA			—	13,586	10,666	—	24,252	24,252	16,162	35	1999	C	136,026
3880 Kilroy Airport Way, Long Beach, CA			—	9,704	11,463	—	21,167	21,167	4,517	35	1997	A	96,035
3900 Kilroy Airport Way, Long Beach, CA			—	12,615	12,433	—	25,048	25,048	18,248	35	1997	A	129,893
Kilroy Airport Center, Phase IV, Long Beach, CA (6)			—	—	4,997	—	4,997	4,997	4,997	35	—		—
8560 W. Sunset Blvd., West Hollywood, CA			9,720	50,956	1,587	9,720	52,543	62,263	6,289	35	2016	A	71,875
8570 W Sunset Blvd., West Hollywood, CA			31,693	27,974	4,589	31,693	32,563	64,256	3,090	35	2016	A	43,603
8580 W. Sunset Blvd., West Hollywood, CA			10,013	3,695	648	10,013	4,343	14,356	392	35	2016	A	7,126
8590 W. Sunset Blvd., West Hollywood, CA			39,954	27,884	5,192	39,954	33,076	73,030	3,370	35	2016	A	56,095
12100 W. Olympic Blvd., Los Angeles, CA	$170,000	(7)	352	45,611	18,617	9,633	54,947	64,580	29,197	35	2003	C	152,048
12200 W. Olympic Blvd., Los Angeles, CA		(7)	4,329	35,488	24,224	3,977	60,064	64,041	39,654	35	2000	C	150,832
12233 W. Olympic Blvd., Los Angeles, CA			22,100	53,170	4,676	22,100	57,846	79,946	14,055	35	2012	A	151,029
12312 W. Olympic Blvd., Los Angeles, CA		(7)	3,325	12,202	12,346	3,399	24,474	27,873	13,463	35	1997	A	76,644
1633 26th St., Santa Monica, CA			2,080	6,672	3,581	2,040	10,293	12,333	7,177	35	1997	A	43,857
2100/2110 Colorado Ave., Santa Monica, CA			5,474	26,087	14,678	5,476	40,763	46,239	25,730	35	1997	A	102,864
3130 Wilshire Blvd., Santa Monica, CA			8,921	6,579	16,799	9,188	23,111	32,299	15,989	35	1997	A	90,074
501 Santa Monica Blvd., Santa Monica, CA			4,547	12,044	15,889	4,551	27,929	32,480	17,346	35	1998	A	76,803

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued)
December 31, 2019

	Initial Cost					Gross Amounts at Which Carried at Close of Period
Property Location	Encumb- rances		Land and improve- ments	Buildings and Improve- ments	Costs Capitalized Subsequent to Acquisition/ Improvement	Land and improve- ments	Buildings and Improve- ments	Total	Accumulated Depreciation	Depreci- ation Life (1)	Date of Acquisition (A)/ Construction (C) (2)		Rentable Square Feet (3) (unaudited)
	($ in thousands)
12225 El Camino Real, Del Mar, CA			1,700	9,633	3,714	1,673	13,374	15,047	9,224	35	1998	A	58,401
12235 El Camino Real, Del Mar, CA			1,507	8,543	9,022	1,540	17,532	19,072	10,435	35	1998	A	53,751
12340 El Camino Real, Del Mar, CA			4,201	13,896	11,660	4,201	25,556	29,757	12,128	35	2002	C	89,272
12390 El Camino Real, Del Mar, CA			3,453	11,981	8,804	3,453	20,785	24,238	9,540	35	2000	C	70,140
12348 High Bluff Dr., Del Mar, CA			1,629	3,096	6,323	1,629	9,419	11,048	6,636	35	1999	C	38,806
12400 High Bluff Dr., Del Mar, CA			15,167	40,497	14,473	15,167	54,970	70,137	28,866	35	2004	C	209,220
3579 Valley Centre Dr., Del Mar, CA			2,167	6,897	7,628	2,858	13,834	16,692	10,015	35	1999	C	54,960
3611 Valley Centre Dr., Del Mar, CA			4,184	19,352	19,881	5,259	38,158	43,417	25,713	35	2000	C	129,656
3661 Valley Centre Dr., Del Mar, CA			4,038	21,144	18,843	4,725	39,300	44,025	22,291	35	2001	C	128,364
3721 Valley Centre Dr., Del Mar, CA			4,297	18,967	14,705	4,254	33,715	37,969	17,509	35	2003	C	115,193
3811 Valley Centre Dr., Del Mar, CA			3,452	16,152	20,234	4,457	35,381	39,838	22,848	35	2000	C	112,067
12770 El Camino Real, Del Mar, CA			9,360	—	33,708	9,360	33,708	43,068	3,281	35	2015	C	73,032
12780 El Camino Real, Del Mar, CA			18,398	54,954	19,637	18,398	74,591	92,989	15,891	35	2013	A	140,591
12790 El Camino Real, Del Mar, CA			10,252	21,236	1,915	10,252	23,151	33,403	5,768	35	2013	A	78,836
3745 Paseo Place, Del Mar, CA (Retail) (8)			24,358	—	71,800	24,358	71,800	96,158	1,683	35	2019	C	—
3200 Paseo Village Way, San Diego, CA (Resi Phase I) (9)			40,186	—	102,749	40,186	102,749	142,935	937	35	2019	C	—
13280 Evening Creek Dr. South, I-15 Corridor, CA			3,701	8,398	4,729	3,701	13,127	16,828	5,809	35	2008	C	41,196
13290 Evening Creek Dr. South, I-15 Corridor, CA			5,229	11,871	6,128	5,229	17,999	23,228	6,797	35	2008	C	61,180
13480 Evening Creek Dr. South, I-15 Corridor, CA			7,997	—	52,826	7,997	52,826	60,823	20,167	35	2008	C	154,157
13500 Evening Creek Dr. South, I-15 Corridor, CA			7,581	35,903	18,106	7,581	54,009	61,590	22,402	35	2004	A	137,658
13520 Evening Creek Dr. South, I-15 Corridor, CA			7,580	35,903	17,778	7,580	53,681	61,261	24,885	35	2004	A	146,701
2305 Historic Decatur Rd., Point Loma, CA			5,240	22,220	7,309	5,240	29,529	34,769	10,801	35	2010	A	107,456
4690 Executive Dr., University Towne Centre, CA			1,623	7,926	3,722	1,623	11,648	13,271	7,829	35	1999	A	47,846
4100 Bohannon Dr., Menlo Park, CA		(10)	4,835	15,526	567	4,860	16,068	20,928	4,557	35	2012	A	47,379
4200 Bohannon Dr., Menlo Park, CA		(10)	4,798	15,406	3,703	4,662	19,245	23,907	5,788	35	2012	A	45,451
4300 Bohannon Dr., Menlo Park, CA		(10)	6,527	20,958	3,248	6,470	24,263	30,733	7,803	35	2012	A	63,079
4400 Bohannon Dr., Menlo Park, CA		(10)	4,798	15,406	2,905	4,939	18,170	23,109	5,779	35	2012	A	48,146
4500 Bohannon Dr., Menlo Park, CA		(10)	6,527	20,957	3,422	6,470	24,436	30,906	6,552	35	2012	A	63,078
4600 Bohannon Dr., Menlo Park, CA		(10)	4,798	15,406	3,571	4,939	18,836	23,775	5,660	35	2012	A	48,147
4700 Bohannon Dr., Menlo Park, CA		(10)	6,527	20,958	1,488	6,470	22,503	28,973	6,326	35	2012	A	63,078
1290 - 1300 Terra Bella Ave., Mountain View, CA			28,730	27,555	61	28,730	27,616	56,346	4,809	35	2016	A	114,175
331 Fairchild Dr., Mountain View, CA			18,396	17,712	7,962	18,396	25,674	44,070	5,575	35	2013	C	87,147
680 E. Middlefield Rd., Mountain View, CA			34,605	—	56,470	34,605	56,470	91,075	9,813	35	2014	C	170,090
690 E. Middlefield Rd., Mountain View, CA			34,755	—	56,713	34,755	56,713	91,468	9,855	35	2014	C	170,823
1701 Page Mill Rd., Palo Alto, CA			—	99,522	30	—	99,552	99,552	9,002	35	2016	A	128,688

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued)
December 31, 2019

	Initial Cost					Gross Amounts at Which Carried at Close of Period
Property Location	Encumb- rances		Land and improve- ments	Buildings and Improve- ments	Costs Capitalized Subsequent to Acquisition/ Improvement	Land and improve- ments		Buildings and Improve- ments	Total	Accumulated Depreciation	Depreci- ation Life (1)	Date of Acquisition (A)/ Construction (C) (2)		Rentable Square Feet (3) (unaudited)
	($ in thousands)
3150 Porter Dr., Palo Alto, CA			—	21,715	4	—		21,719	21,719	2,387	35	2016	A	36,897
900 Jefferson Ave., Redwood City, CA (11)			16,668	—	109,375	18,063		107,980	126,043	15,824	35	2015	C	228,505
900 Middlefield Rd., Redwood City, CA (11)			7,959	—	50,114	8,626		49,447	58,073	6,941	35	2015	C	118,764
303 Second St., San Francisco, CA (12)			63,550	154,153	84,572	63,550		238,725	302,275	83,973	35	2010	A	784,658
100 First St., San Francisco, CA (13)			49,150	131,238	64,883	49,150		196,121	245,271	62,989	35	2010	A	467,095
250 Brannan St., San Francisco, CA			7,630	22,770	9,932	7,630		32,702	40,332	10,651	35	2011	A	100,850
201 Third St., San Francisco, CA			19,260	84,018	66,962	19,260		150,980	170,240	55,837	35	2011	A	346,538
301 Brannan St., San Francisco, CA			5,910	22,450	8,174	5,910		30,624	36,534	10,091	35	2011	A	82,834
360 Third St., San Francisco, CA			—	88,235	121,323	28,504		181,054	209,558	46,907	35	2011	A	429,796
333 Brannan St., San Francisco, CA			18,645	—	81,016	18,645		81,016	99,661	8,826	35	2016	C	185,602
350 Mission St., San Francisco, CA			52,815	—	213,450	52,815		213,450	266,265	24,500	35	2016	C	455,340
100 Hooper St., San Francisco, CA			78,564	—	196,251	88,510		186,305	274,815	5,978	35	2018	C	394,340
345 Brannan St., San Francisco, CA			29,405	113,179	1,322	29,403		114,503	143,906	3,697	35	2018	A	110,050
345 Oyster Point Blvd., South San Francisco, CA			13,745	18,575	1	13,745		18,576	32,321	1,167	35	2018	A	40,410
347 Oyster Point Blvd., South San Francisco, CA			14,071	18,289	44	14,071		18,333	32,404	1,150	35	2018	A	39,780
349 Oyster Point Blvd., South San Francisco, CA			23,112	22,601	324	23,112		22,925	46,037	1,926	35	2018	A	65,340
505 Mathilda Ave., Sunnyvale, CA			37,843	1,163	50,450	37,943		51,513	89,456	7,827	35	2014	C	212,322
555 Mathilda Ave., Sunnyvale, CA			37,843	1,163	50,447	37,943		51,510	89,453	7,827	35	2014	C	212,322
605 Mathilda Ave., Sunnyvale, CA			29,014	891	77,281	29,090		78,096	107,186	17,289	35	2014	C	162,785
599 Mathilda Ave., Sunnyvale, CA			13,538	12,559	139	13,538		12,698	26,236	4,147	35	2012	A	76,031
1800 Owens St., San Francisco, CA (14)			95,388	—	428,066	95,388		428,066	523,454	4,467	35	2019	C	—
601 108th Ave., Bellevue, WA			—	214,095	38,536	—		252,631	252,631	79,397	35	2011	A	488,470
10900 NE 4th St., Bellevue, WA			25,080	150,877	40,547	25,080		191,424	216,504	54,159	35	2012	A	428,557
837 N. 34th St., Lake Union, WA			—	37,404	4,950	—		42,354	42,354	11,132	35	2012	A	112,487
701 N. 34th St., Lake Union, WA			—	48,027	8,226	—		56,253	56,253	15,982	35	2012	A	141,860
801 N. 34 St., Lake Union, WA			—	58,537	17,222	—		75,759	75,759	16,318	35	2012	A	169,412
320 Westlake Ave. North, WA	89,502	(15)	14,710	82,018	14,378	14,710		96,396	111,106	19,817	35	2013	A	184,644
321 Terry Avenue North, Lake Union, WA		(15)	10,430	60,003	10,321	10,430		70,324	80,754	15,561	35	2013	A	135,755
401 Terry Avenue North, Lake Union, WA			22,500	77,046	13	22,500		77,059	99,559	15,556	35	2014	A	140,605
TOTAL OPERATING PROPERTIES	259,502		1,413,997	2,717,671	3,200,975	1,466,166	65	5,866,477	7,332,643	1,561,361				13,475,795
Undeveloped land and construction in progress	—		1,058,176	—	1,237,954	1,058,176		1,237,954	2,296,130	—				—
TOTAL ALL PROPERTIES	$259,502	(16)	$2,472,173	$2,717,671	$4,438,929	$2,524,342		$7,104,432	$9,628,773	$1,561,361				13,475,795

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued)
December 31, 2019
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

(8)
This property is currently in the tenant improvement phase of our in-process development projects and not yet in the stabilized portfolio. The estimated rentable square feet for this property is 96,000 rentable square feet.

(9)	This property represents the first completed phase of the One Paseo residential property containing 237 units.

(10)	These properties secure intercompany promissory notes between KRLP and the consolidated property partnerships.

(11)	These properties are owned by Redwood City Partners LLC, a consolidated property partnership.

(12)	This property is owned by 303 Second Street Member LLC, a consolidated property partnership.

(13)	This property is owned by 100 First Street Member LLC, a consolidated property partnership.

(14)
This property is currently in the tenant improvement phase of our in-process development projects and not yet in the stabilized portfolio. The estimated rentable square feet for this property is 750,000 rentable square feet.

(15)	These properties secure a $89.5 million mortgage note.

(16)	Represents gross aggregate principal amount before the effect of the deferred financing costs of $0.9 million as of December 31, 2019.units.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued)
December 31, 2019

As of December 31, 2019, the aggregate gross cost of property included above for federal income tax purposes approximated $7.9 billion. This amount excludes approximately $0.2 billion of gross costs attributable to properties held in VIEs at December 31, 2019 to facilitate potential future Section 1031 Exchanges.

The following table reconciles the historical cost of total real estate held for investment from January 1, 2017 to December 31, 2019:

	Year Ended December 31,
	2019	2018 (1)	2017
	(in thousands)
Total real estate held for investment, beginning of year	$8,426,632	$7,417,777	$7,060,754
Additions during period:
Acquisitions	460,512	581,671	19,829
Improvements, etc.	890,654	724,016	533,939
Total additions during period	1,351,166	1,305,687	553,768
Deductions during period:
Cost of real estate sold	(120,788)	(286,623)	(191,610)
Other	(28,237)	(10,209)	(5,135)
Total deductions during period	(149,025)	(296,832)	(196,745)
Total real estate held for investment, end of year	$9,628,773	$8,426,632	$7,417,777
__________________

(1)
Amounts presented in Improvements, etc. and Other have been revised for the year ended December 31, 2018 to conform to the current year presentation with amounts transferred from undeveloped land and construction in progress to land and improvements and buildings and improvements presented on a net basis, which did not have any impact on total real estate held for investment at December 31, 2018.

The following table reconciles the accumulated depreciation from January 1, 2017 to December 31, 2019:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Accumulated depreciation, beginning of year	$1,391,368	$1,264,162	$1,139,853
Additions during period:
Depreciation of real estate	211,893	198,578	190,515
Total additions during period	211,893	198,578	190,515
Deductions during period:
Write-offs due to sale	(41,655)	(71,372)	(66,206)
Properties held for sale	—	—	—
Other	(245)	—	—
Total deductions during period	(41,900)	(71,372)	(66,206)
Accumulated depreciation, end of year	$1,561,361	$1,391,368	$1,264,162

EXHIBIT INDEX

Exhibit Number	Description
3.(i)1	Kilroy Realty Corporation Articles of Restatement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2012)
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

4.(vi)1*	Description of Capital Stock of Kilroy Realty Corporation
4.(vi)2*	Description of Common Units Representing Limited Partnership Interests of Kilroy Realty, L.P.
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
4.5
Officers’ Certificate pursuant to Sections 101, 201, 301 and 303 of the Indenture dated March 1, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “3.800% Notes due 2023,” including the form of 3.800% Notes due 2023 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 14, 2013)

4.6
Indenture, dated March 1, 2011, by and among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit to the Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on October 2, 2013)

4.7
Supplemental Indenture, dated July 5, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit to the Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on October 2, 2013)

4.8
Officers’ Certificate pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “4.25% Senior Notes due 2029,” including the form of 4.25% Senior Notes due 2029 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on August 6, 2014)

4.9
Officers’ Certificate, dated September 16, 2015, pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “4.375% Senior Notes due 2025,” including the form of 4.375% Senior Notes due 2025 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on September 16, 2015)

4.10
Officers’ Certificate, dated December 11, 2017, pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “3.450% Senior Notes due 2024,” including the form of 3.450% Senior Notes due 2024 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 11, 2017)

4.11
Officers’ Certificate, dated November 29, 2018, pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, as amended and supplemented, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “4.750% Senior Notes due 2028,” including the form of 4.750% Senior Note due 2028 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 29, 2018)

4.12
Officers’ Certificate, dated September 17, 2019, pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, as amended and supplemented, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “3.050% Senior Notes due 2030,” including the form of 3.050% Senior Note due 2030 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on September 17, 2019)

4.13
The Company is party to agreements in connection with long-term debt obligations, none of which individually exceeds ten percent of the total assets of the Company on a consolidated basis. Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Company agrees to furnish copies of these agreements to the Commission upon request

10.1
Pledge Agreement by and among Kilroy Realty, L.P., John B. Kilroy, Sr., John B. Kilroy, Jr. and Kilroy Industries (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553))

10.2†
1997 Stock Option and Incentive Plan of the Registrant and Kilroy Realty, L.P. (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553))

10.3
License Agreement by and among the Registrant and the other persons named therein (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 4 to Form S-11 (No. 333-15553))

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
10.15†
Form of Restricted Stock Unit Agreement for Non-Employee Members of the Board of Directors (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2015)

10.16†
Amended and Restated Employment Agreement and Non-Competition Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Jeffrey C. Hawken effective as of December 31, 2015 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2015)

10.17†
Confidential Separation Agreement and Release of Claims by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Stephen A. Rosetta effective as of August 26, 2019 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended September 30, 2019)

10.18†
Extension of Employment Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Jeffrey C. Hawken effective as of February 28, 2019 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2019)

10.19†*	Extension of Employment Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Jeffrey C. Hawken effective as of January 31, 2020
10.20†
Kilroy Realty Corporation 2006 Incentive Award Plan Restricted Stock Unit Agreement by and between Kilroy Realty Corporation and Jeffrey C. Hawken, dated January 9, 2016 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2016)

10.21†
Amended and Restated Employment Agreement and Non-Competition Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Tyler H. Rose effective as of January 28, 2016 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2016)

10.22†
Amended and Restated Employment Agreement and Non-Competition Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Justin W. Smart effective as of January 28, 2016 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2016)

10.23†	Kilroy Realty Corporation Director Compensation Policy effective as of April 1, 2018 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2018.
10.24†
Employment Agreement, as amended and restated December 27, 2018, by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and John B. Kilroy, Jr. (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 31, 2018)

10.25†
Kilroy Realty Corporation 2006 Incentive Award Plan Restricted Stock Unit Agreement by and between Kilroy Realty Corporation and John B. Kilroy, Jr., dated December 27, 2018 (with retirement as to Time-Based RSUs) (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 31, 2018)

10.26†
Kilroy Realty Corporation 2006 Incentive Award Plan Restricted Stock Unit Agreement by and between Kilroy Realty Corporation and John B. Kilroy, Jr., dated December 27, 2018 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 31, 2018)

10.27†	Form of Restricted Stock Unit Agreement for 2006 Incentive Award Plan
10.28	Note Purchase Agreement dated September 14, 2016 (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on September 14, 2016)
10.29
Amendment to Note Purchase Agreement dated May 11, 2018 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 14, 2018)

10.30	Form of Time Sharing Agreement of Kilroy Realty, L.P. (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended September 30, 2016)
10.31	Promissory Note, dated November 29, 2016 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2017)
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

10.34	Assignment of Leases and Rents, dated November 29, 2016 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2017)
10.35	Recourse Guaranty Agreement, dated November 29, 2016 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2017)
10.36
Environmental Indemnification Agreement, dated November 29, 2016 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2017)

10.37†
Kilroy Realty Corporation 2007 Deferred Compensation Plan, as amended and restated effective January 1, 2017 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2016)

10.38	General Partner Guaranty Agreement, dated February 17, 2017 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-Q for the quarter ended March 31, 2017)
10.39†	Kilroy Realty 2006 Incentive Award Plan (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 23, 2017)
10.40
Second Amended and Restated Credit Agreement dated as of July 24, 2017 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-Q for the quarter ended June 30, 2017)

10.41
Second Amended and Restated Guaranty dated as of July 24, 2017 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-Q for the quarter ended on June 30, 2017)

10.42
Note Purchase Agreement dated May 11, 2018 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 14, 2018)

10.43
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
101.1
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the year ended December 31, 2019, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Capital, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements(1)

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