Form 10-Q
period 2020-03-31
KILROY REALTY CORP; Kilroy Realty, L.P.
filed 2020-04-30
CIK 1025996, 1493976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Kilroy Realty Corporation Yes  ☐     No   ☑
Kilroy Realty, L.P. Yes  ☐     No   ☑
As of April 24, 2020, 115,073,347 shares of Kilroy Realty Corporation common stock, par value $.01 per share, were outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2020 of Kilroy Realty Corporation and Kilroy Realty, L.P. Unless stated otherwise or the context otherwise requires, references to “Kilroy Realty Corporation” or the “Company,” “we,” “our,” and “us” mean Kilroy Realty Corporation, a Maryland corporation, and its controlled and consolidated subsidiaries, and references to “Kilroy Realty, L.P.” or the “Operating Partnership” mean Kilroy Realty, L.P., a Delaware limited partnership and its controlled and consolidated subsidiaries.
The Company is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of March 31, 2020, the Company owned an approximate 98.3% common general partnership interest in the Operating Partnership. The remaining approximate 1.7% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of the Company. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions, and refinancings and cause changes in its line of business, capital structure and distribution policies.
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
This report also includes separate sections under “Part I – Financial Information, Item 4. Controls and Procedures” and separate Exhibit 31 and Exhibit 32 certifications for the Company and the Operating Partnership to establish that the Chief Executive Officer and the Chief Financial Officer of each entity have made the requisite certifications and that the Company and Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and 18 U.S.C. §1350.

ii

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
QUARTERLY REPORT FOR THE THREE MONTHS ENDED MARCH 31, 2020

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY CORPORATION

KILROY REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share data)

	March 31, 2020	December 31, 2019
ASSETS
REAL ESTATE ASSETS:
Land and improvements	$1,506,357	$1,466,166
Buildings and improvements	5,997,523	5,866,477
Undeveloped land and construction in progress	2,318,236	2,296,130
Total real estate assets held for investment	9,822,116	9,628,773
Accumulated depreciation and amortization	(1,622,369)	(1,561,361)
Total real estate assets held for investment, net	8,199,747	8,067,412
CASH AND CASH EQUIVALENTS (Note 4)	762,134	60,044
RESTRICTED CASH	16,300	16,300
MARKETABLE SECURITIES (Note 10)	19,984	27,098
CURRENT RECEIVABLES, NET	16,534	26,489
DEFERRED RENT RECEIVABLES, NET	352,352	337,937
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET	204,392	212,805
RIGHT OF USE GROUND LEASE ASSETS (Note 9)	96,145	96,348
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 2)	67,559	55,661
TOTAL ASSETS	$9,735,147	$8,900,094
LIABILITIES AND EQUITY
LIABILITIES:
Secured debt, net (Notes 3 and 10)	$257,359	$258,593
Unsecured debt, net (Notes 3, 10 and 15)	3,050,103	3,049,185
Unsecured line of credit (Notes 3 and 10)	380,000	245,000
Accounts payable, accrued expenses and other liabilities	417,547	418,848
Ground lease liabilities (Note 9)	98,247	98,400
Accrued dividends and distributions (Note 15)	57,620	53,219
Deferred revenue and acquisition-related intangible liabilities, net	130,843	139,488
Rents received in advance and tenant security deposits	65,913	66,503
Total liabilities	4,457,632	4,329,236
COMMITMENTS AND CONTINGENCIES (Note 9)
EQUITY:
Stockholders’ Equity (Note 4):
Common stock, $.01 par value, 150,000,000 shares authorized, 115,067,924 and 106,016,287 shares issued and outstanding, respectively	1,151	1,060
Additional paid-in capital	5,067,181	4,350,917
Distributions in excess of earnings	(76,182)	(58,467)
Total stockholders’ equity	4,992,150	4,293,510
Noncontrolling Interests (Notes 1 and 5):
Common units of the Operating Partnership	87,655	81,917
Noncontrolling interests in consolidated property partnerships	197,710	195,431
Total noncontrolling interests	285,365	277,348
Total equity	5,277,515	4,570,858
TOTAL LIABILITIES AND EQUITY	$9,735,147	$8,900,094

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
REVENUES
Rental income (Note 8)	$218,633	$199,382
Other property income	2,695	1,820
Total revenues	221,328	201,202
EXPENSES
Property expenses	38,983	38,149
Real estate taxes	22,202	18,639
Ground leases (Note 9)	2,317	1,972
General and administrative expenses (Notes 7 and 10)	19,010	23,341
Leasing costs	1,456	1,757
Depreciation and amortization	74,370	66,135
Total expenses	158,338	149,993
OTHER (EXPENSES) INCOME
Interest income and other net investment (loss) gain (Note 10)	(3,128)	1,828
Interest expense (Note 3)	(14,444)	(11,243)
Total other (expenses) income	(17,572)	(9,415)
NET INCOME	45,418	41,794
Net income attributable to noncontrolling common units of the Operating Partnership	(705)	(700)
Net income attributable to noncontrolling interests in consolidated property partnerships	(4,896)	(4,191)
Total income attributable to noncontrolling interests	(5,601)	(4,891)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$39,817	$36,903
Net income available to common stockholders per share – basic (Note 11)	$0.37	$0.36
Net income available to common stockholders per share – diluted (Note 11)	$0.37	$0.36
Weighted average common shares outstanding – basic (Note 11)	106,875,234	100,901,390
Weighted average common shares outstanding – diluted (Note 11)	107,389,575	101,443,179

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share and per share/unit data)

	Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AS OF DECEMBER 31, 2019	106,016,287	$1,060	$4,350,917	$(58,467)	$4,293,510	$277,348	$4,570,858
Net income				39,817	39,817	5,601	45,418
Issuance of common stock (Note 4)	8,897,110	89	721,705		721,794		721,794
Issuance of share-based compensation awards			1,720		1,720		1,720
Non-cash amortization of share-based compensation (Note 7)			8,653		8,653		8,653
Settlement of restricted stock units for shares of common stock	269,972	3	(3)		—		—
Repurchase of common stock, stock options and restricted stock units	(117,445)	(1)	(9,798)		(9,799)		(9,799)
Exchange of common units of the Operating Partnership	2,000	—	81		81	(81)	—
Distributions to noncontrolling interests in consolidated property partnerships					—	(2,617)	(2,617)
Adjustment for noncontrolling interest			(6,094)		(6,094)	6,094	—
Dividends declared per common share and common unit ($0.485 per share/unit)				(57,532)	(57,532)	(980)	(58,512)
BALANCE AS OF MARCH 31, 2020	115,067,924	$1,151	$5,067,181	$(76,182)	$4,992,150	$285,365	$5,277,515

	Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AS OF DECEMBER 31, 2018	100,746,988	$1,007	$3,976,953	$(48,053)	$3,929,907	$271,354	$4,201,261
Net income				36,903	36,903	4,891	41,794
Opening adjustment to Distributions in Excess of Earnings upon adoption of ASC 842				(3,146)	(3,146)		(3,146)
Issuance of share-based compensation awards			2,210		2,210		2,210
Non-cash amortization of share-based compensation			8,817		8,817		8,817
Settlement of restricted stock units for shares of common stock	393,240	4	(4)		—		—
Repurchase of common stock, stock options and restricted stock units	(175,204)	(1)	(12,129)		(12,130)		(12,130)
Exchange of common units of the Operating Partnership	2,000	—	78		78	(78)	—
Distributions to noncontrolling interests in consolidated property partnerships					—	(6,309)	(6,309)
Adjustment for noncontrolling interest			279		279	(279)	—
Dividends declared per common share and common unit ($0.455 per share/unit)				(48,394)	(48,394)	(921)	(49,315)
BALANCE AS OF MARCH 31, 2019	100,967,024	$1,010	$3,976,204	$(62,690)	$3,914,524	$268,658	$4,183,182

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45,418	$41,794
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	72,438	64,971
Depreciation of non-real estate furniture, fixtures and equipment	1,932	1,164
Revenue reversals (recoveries) for doubtful accounts	6,487	(3,543)
Non-cash amortization of share-based compensation awards	6,783	7,211
Non-cash amortization of deferred financing costs and debt discounts and premiums	505	135
Non-cash amortization of net below market rents	(2,586)	(2,094)
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements	(4,420)	(3,817)
Straight-line rents	(19,995)	(12,895)
Amortization of right of use ground lease assets	203	144
Net change in other operating assets	7,966	(8,382)
Net change in other operating liabilities	8,209	15,102
Net cash provided by operating activities	122,940	99,790
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for development properties and undeveloped land	(167,328)	(181,695)
Expenditures for operating properties and other capital assets	(44,084)	(31,837)
Net cash used in investing activities	(211,412)	(213,532)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock (Note 4)	721,794	—
Borrowings on unsecured revolving credit facility (Note 3)	190,000	190,000
Repayments on unsecured revolving credit facility (Note 3)	(55,000)	(50,000)
Principal payments and repayments of secured debt (Note 3)	(1,266)	(74,930)
Financing costs	(160)	(942)
Repurchase of common stock and restricted stock units	(9,799)	(12,130)
Distributions to noncontrolling interests in consolidated property partnerships	(2,608)	(6,301)
Dividends and distributions paid to common stockholders and common unitholders	(52,399)	(46,996)
Net cash provided by (used in) financing activities	790,562	(1,299)
Net increase (decrease) in cash and cash equivalents and restricted cash	702,090	(115,041)
Cash and cash equivalents and restricted cash, beginning of period	76,344	171,034
Cash and cash equivalents and restricted cash, end of period	$778,434	$55,993

See accompanying notes to consolidated financial statements.

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY, L.P.

KILROY REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except unit data)

	March 31, 2020	December 31, 2019
ASSETS
REAL ESTATE ASSETS:
Land and improvements	$1,506,357	$1,466,166
Buildings and improvements	5,997,523	5,866,477
Undeveloped land and construction in progress	2,318,236	2,296,130
Total real estate assets held for investment	9,822,116	9,628,773
Accumulated depreciation and amortization	(1,622,369)	(1,561,361)
Total real estate assets held for investment, net	8,199,747	8,067,412
CASH AND CASH EQUIVALENTS (Note 4)	762,134	60,044
RESTRICTED CASH	16,300	16,300
MARKETABLE SECURITIES (Note 10)	19,984	27,098
CURRENT RECEIVABLES, NET	16,534	26,489
DEFERRED RENT RECEIVABLES, NET	352,352	337,937
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET	204,392	212,805
RIGHT OF USE GROUND LEASE ASSETS (Note 9)	96,145	96,348
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 2)	67,559	55,661
TOTAL ASSETS	$9,735,147	$8,900,094
LIABILITIES AND CAPITAL
LIABILITIES:
Secured debt, net (Notes 3 and 10)	$257,359	$258,593
Unsecured debt, net (Notes 3, 10 and 15)	3,050,103	3,049,185
Unsecured line of credit (Notes 3 and 10)	380,000	245,000
Accounts payable, accrued expenses and other liabilities	417,547	418,848
Ground lease liabilities (Note 9)	98,247	98,400
Accrued distributions (Note 15)	57,620	53,219
Deferred revenue and acquisition-related intangible liabilities, net	130,843	139,488
Rents received in advance and tenant security deposits	65,913	66,503
Total liabilities	4,457,632	4,329,236
COMMITMENTS AND CONTINGENCIES (Note 9)
CAPITAL:
Common units, 115,067,924 and 106,016,287 held by the general partner and 2,021,287 and 2,023,287 held by common limited partners issued and outstanding, respectively (Note 6)	5,074,003	4,369,758
Noncontrolling interests in consolidated property partnerships and subsidiaries (Note 1)	203,512	201,100
Total capital	5,277,515	4,570,858
TOTAL LIABILITIES AND CAPITAL	$9,735,147	$8,900,094

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2020	2019
REVENUES
Rental income (Note 8)	$218,633	$199,382
Other property income	2,695	1,820
Total revenues	221,328	201,202
EXPENSES
Property expenses	38,983	38,149
Real estate taxes	22,202	18,639
Ground leases (Note 9)	2,317	1,972
General and administrative expenses (Notes 7 and 10)	19,010	23,341
Leasing costs	1,456	1,757
Depreciation and amortization	74,370	66,135
Total expenses	158,338	149,993
OTHER (EXPENSES) INCOME
Interest income and other net investment (loss) gain (Note 10)	(3,128)	1,828
Interest expense (Note 3)	(14,444)	(11,243)
Total other (expenses) income	(17,572)	(9,415)
NET INCOME	45,418	41,794
Net income attributable to noncontrolling interests in consolidated property partnerships and subsidiaries	(5,029)	(4,286)
NET INCOME AVAILABLE TO COMMON UNITHOLDERS	$40,389	$37,508
Net income available to common unitholders per unit – basic (Note 12)	$0.37	$0.36
Net income available to common unitholders per unit – diluted (Note 12)	$0.36	$0.36
Weighted average common units outstanding – basic (Note 12)	108,897,027	102,925,166
Weighted average common units outstanding – diluted (Note 12)	109,411,368	103,466,955

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(Unaudited; in thousands, except unit and per unit data)

	Partners’ Capital		Noncontrolling Interests in Consolidated Property Partnerships and Subsidiaries
	Number of Common Units	Common Units		Total Capital
BALANCE AS OF DECEMBER 31, 2019	108,039,574	$4,369,758	$201,100	$4,570,858
Net income		40,389	5,029	45,418
Issuance of common units (Note 4)	8,897,110	721,794		721,794
Issuance of share-based compensation awards		1,720		1,720
Non-cash amortization of share-based compensation (Note 7)		8,653		8,653
Settlement of restricted stock units	269,972	—		—
Repurchase of common units, stock options and restricted stock units	(117,445)	(9,799)		(9,799)
Distributions to noncontrolling interests in consolidated property partnerships			(2,617)	(2,617)
Distributions declared per common unit ($0.485 per unit)		(58,512)		(58,512)
BALANCE AS OF MARCH 31, 2020	117,089,211	$5,074,003	$203,512	$5,277,515

	Partners’ Capital		Noncontrolling Interests in Consolidated Property Partnerships and Subsidiaries
	Number of Common Units	Common Units		Total Capital
BALANCE AS OF DECEMBER 31, 2018	102,772,275	$4,003,700	$197,561	$4,201,261
Net income		37,508	4,286	41,794
Opening adjustment to Partners’ Capital upon adoption of ASC 842		(3,146)		(3,146)
Issuance of share-based compensation awards		2,210		2,210
Non-cash amortization of share-based compensation		8,817		8,817
Settlement of restricted stock units	393,240	—		—
Repurchase of common units, stock options and restricted stock units	(175,204)	(12,130)		(12,130)
Distributions to noncontrolling interests in consolidated property partnerships			(6,309)	(6,309)
Distributions declared per common unit ($0.455 per unit)		(49,315)		(49,315)
BALANCE AS OF MARCH 31, 2019	102,990,311	$3,987,644	$195,538	$4,183,182

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45,418	$41,794
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	72,438	64,971
Depreciation of non-real estate furniture, fixtures and equipment	1,932	1,164
Revenue reversals (recoveries) for doubtful accounts	6,487	(3,543)
Non-cash amortization of share-based compensation awards	6,783	7,211
Non-cash amortization of deferred financing costs and debt discounts and premiums	505	135
Non-cash amortization of net below market rents	(2,586)	(2,094)
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements	(4,420)	(3,817)
Straight-line rents	(19,995)	(12,895)
Amortization of right of use ground lease assets	203	144
Net change in other operating assets	7,966	(8,382)
Net change in other operating liabilities	8,209	15,102
Net cash provided by operating activities	122,940	99,790
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for development properties and undeveloped land	(167,328)	(181,695)
Expenditures for operating properties and other capital assets	(44,084)	(31,837)
Net cash used in investing activities	(211,412)	(213,532)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common units (Note 4)	721,794	—
Borrowings on unsecured revolving credit facility (Note 3)	190,000	190,000
Repayments on unsecured revolving credit facility (Note 3)	(55,000)	(50,000)
Principal payments and repayments of secured debt (Note 3)	(1,266)	(74,930)
Financing costs	(160)	(942)
Repurchase of common units and restricted stock units	(9,799)	(12,130)
Distributions to noncontrolling interests in consolidated property partnerships	(2,608)	(6,301)
Distributions paid to common unitholders	(52,399)	(46,996)
Net cash provided by (used in) financing activities	790,562	(1,299)
Net increase (decrease) in cash and cash equivalents and restricted cash	702,090	(115,041)
Cash and cash equivalents and restricted cash, beginning of period	76,344	171,034
Cash and cash equivalents and restricted cash, end of period	$778,434	$55,993

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

Our stabilized portfolio of operating properties was comprised of the following properties at March 31, 2020:

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied	Percentage Leased
Stabilized Office Properties (1)	114	14,323,572	479	93.5%	97.3%

________________________

(1)	Includes stabilized retail space.

	Number of Buildings	Number of Units	2020 Average Occupancy
Stabilized Residential Property	1	200	93.5%

Our stabilized portfolio includes all of our properties with the exception of development and redevelopment properties currently committed for construction, under construction, or in the tenant improvement phase, undeveloped land, recently completed residential properties not yet stabilized and real estate assets held for sale. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We define properties in the tenant improvement phase as office properties that we are developing or redeveloping where the project has reached cold shell condition and is ready for tenant improvements, which may require additional major base building construction before being placed in service. Projects in the tenant improvement phase are added to our stabilized portfolio once the project reaches the earlier of 95% occupancy or one year from the date of the cessation of major base building construction activities. Costs capitalized to construction in progress for development and redevelopment properties are transferred to land and improvements, buildings and improvements, and deferred leasing costs on our consolidated balance sheets at the historical cost of the property as the projects are placed in service.

During the three months ended March 31, 2020, we added two development projects to our stabilized portfolio consisting of 750,370 square feet of office space in San Francisco, California and 95,871 square feet of retail space in San Diego, California. As of March 31, 2020, the following properties were excluded from our stabilized portfolio. We did not have any redevelopment properties or properties held for sale at March 31, 2020.

	Number of Properties/Projects	Estimated Rentable Square Feet (1) / Units
In-process development projects - tenant improvement	3	1,275,000
In-process development projects - under construction (2)	5	1,016,000
Completed residential development project (3)	2	462 units
________________________

(1)	Estimated rentable square feet upon completion.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(2)	In addition to the estimated office and life science rentable square feet noted above, development projects under construction also include 339 residential units.

(3)	Represents recently completed residential phases at our mixed-use development in San Diego, California that are not yet stabilized.

Our stabilized portfolio also excludes our future development pipeline, which as of March 31, 2020 was comprised of five future development sites, representing approximately 61 gross acres of undeveloped land.

As of March 31, 2020, all of our properties and development projects were owned and all of our business was conducted in the state of California with the exception of eight office properties, one development project in the tenant improvement phase and one future development project located in the state of Washington. All of our properties and development projects are 100% owned, excluding four office properties owned by three consolidated property partnerships and two development projects held by consolidated variable interest entities established to facilitate potential transactions intended to qualify as like-kind exchanges pursuant to Section 1031 of the Code (“Section 1031 Exchange”). Two of the three consolidated property partnerships, 100 First Street Member, LLC (“100 First LLC”) and 303 Second Street Member, LLC (“303 Second LLC”), each owned one office property in San Francisco, California through subsidiary REITs. As of March 31, 2020, the Company owned a 56% common equity interest in both 100 First LLC and 303 Second LLC. The third consolidated property partnership, Redwood City Partners, LLC (“Redwood LLC”) owned two office properties in Redwood City, California. As of March 31, 2020, the Company owned an approximate 93% common equity interest in Redwood LLC. The remaining interests in all three property partnerships were owned by unrelated third parties.

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

As of March 31, 2020, the Company owned an approximate 98.3% common general partnership interest in the Operating Partnership. The remaining approximate 1.7% common limited partnership interest in the Operating Partnership as of March 31, 2020 was owned by non-affiliated investors and certain of our executive officers and directors. Both the general and limited common partnership interests in the Operating Partnership are denominated in common units. Generally, the number of common units held by the Company is equivalent to the number of outstanding shares of the Company’s common stock, and the rights of all the common units to quarterly distributions and payments in liquidation mirror those of the Company’s common stockholders. The common limited partners have certain redemption rights as provided in the Operating Partnership’s Seventh Amended and Restated Agreement of Limited Partnership, as amended, the “Partnership Agreement”.

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

The accompanying interim financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The interim financial statements for the Company and the Operating Partnership should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2019.

Variable Interest Entities
The Operating Partnership is a variable interest entity (“VIE”) that is consolidated by the Company as the primary beneficiary as the Operating Partnership is a limited partnership in which the common limited partners do not have substantive kick-out or participating rights. At March 31, 2020, the consolidated financial statements of the Company included four VIEs in addition to

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the Operating Partnership: two of the consolidated property partnerships, 100 First LLC and 303 Second LLC, and two entities established during the fourth quarter of 2019 to facilitate potential future Section 1031 Exchanges. At March 31, 2020, the Company and the Operating Partnership were determined to be the primary beneficiaries of these four VIEs since we had the ability to control the activities that most significantly impact each of the VIEs’ economic performance. As of March 31, 2020, the four VIEs’ total assets, liabilities and noncontrolling interests included on our consolidated balance sheet were approximately $686.2 million (of which $599.7 million related to real estate held for investment), approximately $43.9 million and approximately $191.9 million, respectively. Revenues, income and net assets generated by 100 First LLC and 303 Second LLC may only be used to settle their contractual obligations, which primarily consist of operating expenses, capital expenditures and required distributions.

At December 31, 2019, the consolidated financial statements of the Company included four VIEs in which we were deemed to be the primary beneficiary (in addition to the Operating Partnership): two of the consolidated property partnerships, 100 First LLC and 303 Second LLC, and two entities established during the fourth quarter of 2019 to facilitate a Section 1031 Exchange. At December 31, 2019, the Company and the Operating Partnership were determined to be the primary beneficiaries of these four VIEs since we had the ability to control the activities that most significantly impact each of the VIEs’ economic performance. At December 31, 2019, the impact of consolidating the VIEs increased the Company’s total assets, liabilities and noncontrolling interests on our consolidated balance sheet by approximately $676.7 million (of which $598.0 million related to real estate held for investment), approximately $40.1 million and approximately $189.6 million, respectively.
Accounting Pronouncements Adopted January 1, 2020

ASU No. 2016-13 “Financial Instruments - Credit Losses (Topic 326)”

Effective January 1, 2020, we adopted Financial Accounting Standards Board (“FASB”) FASB Accounting Standards Update (“ASU”) No. 2016-13 (“ASU 2016-13”), which amends the accounting for credit losses for certain financial instruments. Under the new guidance, an entity recognizes its estimate of expected credit losses as an allowance, which the FASB believes will result in more timely recognition of such losses.  In November 2018, the FASB released ASU No. 2018-19 “Codification Improvements to Topic 326, Financial Instruments - Credit Losses.” This ASU clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20 “Financial Instruments – Credit Losses.” Instead, impairment of receivables arising from operating leases should be accounted for under Subtopic 842-30 “Leases – Lessor.” The adoption did not have a material impact on our consolidated financial statements or notes to our consolidated financial statements.
ASU No. 2018-13 “Fair Value Measurement (Topic 820)”
Effective January 1, 2020, we adopted FASB ASU No. 2018-13 (“ASU 2018-13”), which amends the disclosure requirements for fair value measurements. The amendments in ASU 2018-13 include new, modified and eliminated disclosure requirements and are the result of a broader disclosure project called FASB Concepts Statement, Conceptual Framework for Financial Reporting - Chapter 8: Notes to Financial Statements (the “Concepts Statement”), which the FASB finalized on August 28, 2018. The FASB used the guidance in the Concepts Statement to improve the effectiveness of Topic 820’s disclosure requirements. The adoption did not have a material impact on our consolidated financial statements or notes to our consolidated financial statements.
ASU No. 2018-15 “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)”
Effective January 1, 2020, we adopted FASB ASU No. 2018-15 (“ASU 2018-15”), which amends a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The adoption did not have a material impact on our consolidated financial statements or notes to our consolidated financial statements.
COVID-19 Pandemic

The global impact of the COVID-19 pandemic has been rapidly evolving and, as cases of the illness caused by the virus have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines and restrictions on travel. In addition, all the states where we own properties and/or have development projects (i.e., California and Washington), have reacted to the COVID-19 pandemic by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate and/or restrictions on types of construction projects that may continue.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

COVID-19 Lease Modification Accounting Relief

Due to the business disruptions and challenges severely affecting the global economy caused by the COVID-19 pandemic, many lessors may be required to provide rent deferrals and other lease concessions to lessees. While the lease modification guidance in Accounting Standards Codification (“ASC”) Topic 842 (“Topic 842”) addresses routine changes to lease terms resulting from negotiations between the lessee and the lessor, this guidance did not contemplate concessions being so rapidly executed to address the sudden liquidity constraints of some lessees arising from the COVID-19 pandemic and restrictions intended to prevent its spread.

In April 2020, the FASB staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. The Company has elected to apply such relief and will avail itself of the election to avoid performing a lease by lease analysis. The Lease Modification Q&A has no material impact on the Company’s consolidated financial statements as of and for the three months ended March 31, 2020, however, its future impact to the Company is dependent upon the extent of lease concessions granted to tenants as a result of the COVID-19 pandemic in future periods and the elections made by the Company at the time of entering into such concessions.

2.    Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net consisted of the following at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(in thousands)
Furniture, fixtures and other long-lived assets, net	$35,776	$35,286
Prepaid expenses	31,783	18,724
Note receivable (1)	—	1,651
Total prepaid expenses and other assets, net	$67,559	$55,661

________________________

(1)
During the three months ended March 31, 2020, the balance of the note receivable was written-off and the note receivable was placed on non-accrual status. As of December 31, 2019 the note receivable is shown net of a valuation allowance of approximately $3.6 million.

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

Unsecured Revolving Credit Facility and Term Loan Facility

The following table summarizes the balance and terms of our unsecured revolving credit facility as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(in thousands)
Outstanding borrowings	$380,000	$245,000
Remaining borrowing capacity	370,000	505,000
Total borrowing capacity (1)	$750,000	$750,000
Interest rate (2)	1.85%	2.76%
Facility fee-annual rate (3)	0.200%
Maturity date	July 2022
________________________

(1)
We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $600.0 million under an accordion feature under the terms of the unsecured revolving credit facility and unsecured term loan facility.

(2)	Our unsecured revolving credit facility interest rate was calculated based on the contractual rate of LIBOR plus 1.000% as of March 31, 2020 and December 31, 2019.

(3)
Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of March 31, 2020 and December 31, 2019, $3.1 million and $3.4 million of unamortized deferred financing costs, respectively, which are included in prepaid expenses and other assets, net on our consolidated balance sheets, remained to be amortized through the maturity date of our unsecured revolving credit facility.

The Company intends to borrow under the unsecured revolving credit facility from time to time for general corporate purposes, to finance development and redevelopment expenditures, to fund potential acquisitions, to potentially repay long-term debt and to supplement cash balances given uncertainties and volatility in market conditions.

The following table summarizes the balance and terms of our unsecured term loan facility as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(in thousands)
Outstanding borrowings	$150,000	$150,000
Remaining borrowing capacity	—	—
Total borrowing capacity (1)	$150,000	$150,000
Interest rate (2)	2.03%	2.85%
Undrawn facility fee-annual rate	0.200%
Maturity date	July 2022
________________________

(1)
As of March 31, 2020 and December 31, 2019, $0.6 million and $0.7 million of unamortized deferred financing costs, respectively, remained to be amortized through the maturity date of our unsecured term loan facility.

(2)	Our unsecured term loan facility interest rate was calculated based on the contractual rate of LIBOR plus 1.100% as of March 31, 2020 and December 31, 2019.

Debt Covenants and Restrictions

The unsecured revolving credit facility, the unsecured term loan facility, the unsecured senior notes, the Series A and B Notes due 2026 and Series A and B Notes due 2027 and 2029 and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a minimum fixed-charge coverage ratio, a minimum unsecured debt ratio and a minimum unencumbered asset pool debt service coverage ratio. Noncompliance with one or more of the covenants and restrictions could result in the full principal balance of the associated debt becoming immediately due and payable. We believe we were in compliance with all of our debt covenants as of March 31, 2020.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Debt Maturities

The following table summarizes the stated debt maturities and scheduled amortization payments as of March 31, 2020:

Year	(in thousands)
Remaining 2020	$3,871
2021	5,342
2022	535,554
2023	305,775
2024	431,006
2025	406,245
Thereafter	2,025,443
Total aggregate principal value (1)	$3,713,236
________________________

(1)
Includes gross principal balance of outstanding debt before the effect of the following at March 31, 2020: $19.5 million of unamortized deferred financing costs for the unsecured term loan facility, unsecured senior notes and secured debt and $6.2 million of unamortized discounts for the unsecured senior notes.

Capitalized Interest and Loan Fees

The following table sets forth gross interest expense, including debt discount/premium and deferred financing cost amortization, net of capitalized interest, for the three months ended March 31, 2020 and 2019. The interest expense capitalized was recorded as a cost of development and increased the carrying value of undeveloped land and construction in progress.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Gross interest expense	$35,862	$30,680
Capitalized interest and deferred financing costs	(21,418)	(19,437)
Interest expense	$14,444	$11,243

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.    Stockholders’ Equity of the Company

Forward Equity Offering and Settlement

On February 18, 2020, the Company entered into forward equity sale agreements with certain financial institutions acting as forward purchasers in connection with an offering of 5,750,000 shares of common stock at an initial gross offering price of $494.5 million, or $86.00 per share, before underwriting discounts, commissions and offering expenses. The forward purchasers borrowed and sold an aggregate of 5,750,000 shares of common stock in the offering. The Company did not receive any proceeds from the sale of its shares of common stock by the forward purchasers at the time of the offering.

On March 25, 2020, the Company physically settled these forward equity sale agreements. Upon settlement, the Company issued 5,750,000 shares of common stock for net proceeds of $474.9 million and contributed the net proceeds to the Operating Partnership in exchange for an equal number of units in the Operating Partnership.

At-The-Market Stock Offering Program

Under our at-the-market stock offering program, which commenced in June 2018, we may offer and sell shares of our common stock having an aggregate gross sales price up to $500.0 million from time to time in “at-the-market” offerings. In connection with our at-the-market program, the Company may enter into forward equity sale agreements with certain financial institutions acting as forward purchasers whereby, at our discretion, the forward purchasers may borrow and sell shares of our common stock under our at-the-market program. The use of a forward equity sale agreement allows the Company to lock in a share price on the sale of shares of our common stock at the time the agreement is executed but defer settling the forward equity sale agreements and receiving the proceeds from the sale of shares until a later date.

During the year ended December 31, 2019, the Company executed various 12-month forward equity sale agreements under our at-the-market program with financial institutions acting as forward purchasers to sell an aggregate of 3,147,110 shares of common stock at a weighted average sales price of $80.08 per share before commissions and offering expenses. The Company did not receive any proceeds from the sale of its shares of common stock by the forward purchases at the time of sale.

During the three months ended March 31, 2020, the Company physically settled all forward equity sale agreements entered into in 2019. Upon settlement, the Company issued 3,147,110 shares of common stock for net proceeds of $247.3 million and contributed the net proceeds to the Operating Partnership in exchange for an equal number of units in the Operating Partnership. We did not enter into any forward equity sale agreements under our at-the-market program during the three months ended March 31, 2020.

Since commencement of our current at-the-market program, we have completed sales of 3,594,576 shares of common stock through March 31, 2020. As of March 31, 2020, we may offer and sell shares of our common stock having an aggregate gross sales price up to approximately $214.2 million under our current at-the-market program.

The Company did not complete any direct sales of common stock under the program during the three months ended March 31, 2020. The following table sets forth information regarding settlements of forward equity sale agreements under our at-the-market offering program for the three months ended March 31, 2020:

Three Months Ended March 31, 2020
(in millions, except share and per share data)
Shares of common stock settled during the period	3,147,110
Weighted average price per share of common stock	$80.08
Aggregate gross proceeds	$252.0
Aggregate net proceeds after selling commissions	$247.3

The proceeds from sales will be used to fund development expenditures and general corporate purposes. Actual future sales will depend upon a variety of factors, including but not limited to, market conditions, the trading price of the Company’s common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.    Noncontrolling Interests on the Company’s Consolidated Financial Statements

Common Units of the Operating Partnership

The Company owned an approximate 98.3%, 98.1%, and 98.0% common general partnership interest in the Operating Partnership as of March 31, 2020, December 31, 2019 and March 31, 2019, respectively. The remaining approximate 1.7%, 1.9%, and 2.0% common limited partnership interest as of March 31, 2020, December 31, 2019 and March 31, 2019, respectively, was owned by non-affiliated investors and certain of our executive officers and directors in the form of noncontrolling common units. There were 2,021,287, 2,023,287 and 2,023,287 common units outstanding held by these investors, executive officers and directors as of March 31, 2020, December 31, 2019 and March 31, 2019, respectively.

The noncontrolling common units may be redeemed by unitholders for cash. Except under certain circumstances, we, at our option, may satisfy the cash redemption obligation with shares of the Company’s common stock on a one-for-one basis. If satisfied in cash, the value for each noncontrolling common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable redemption date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $114.9 million and $167.7 million as of March 31, 2020 and December 31, 2019, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each noncontrolling common unit in the event of our termination or liquidation. In the event of our termination or liquidation, it is expected in most cases that each common unit would be entitled to a liquidating distribution equal to the liquidating distribution payable in respect of each share of the Company’s common stock.

6.    Partners’ Capital of the Operating Partnership

Common Units Outstanding

The following table sets forth the number of common units held by the Company and the number of common units held by non-affiliated investors and certain of our executive officers and directors in the form of noncontrolling common units as well as the ownership interest held on each respective date:

	March 31, 2020	December 31, 2019	March 31, 2019
Company owned common units in the Operating Partnership	115,067,924	106,016,287	100,967,024
Company owned general partnership interest	98.3%	98.1%	98.0%
Noncontrolling common units of the Operating Partnership	2,021,287	2,023,287	2,023,287
Ownership interest of noncontrolling interest	1.7%	1.9%	2.0%

For further discussion of the noncontrolling common units as of March 31, 2020 and December 31, 2019, refer to Note 5.

7.    Share-Based Compensation

Stockholder Approved Share-Based Incentive Compensation Plan

As of March 31, 2020, we maintained one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan, as amended (the “2006 Plan”). The Company has a currently effective registration statement registering 9.2 million shares of our common stock for possible issuance under our 2006 Plan. As of March 31, 2020, approximately 22,000 shares were available for grant under the 2006 Plan. The calculation of shares available for grant is presented after taking into account a reserve for a sufficient number of shares to cover the vesting and payment of 2006 Plan awards that were outstanding on that date, including performance-based vesting awards at (i) levels actually achieved for the performance conditions (as defined below) for which the performance period has been completed and (ii) at maximum levels for the other performance and market conditions (as defined below) for awards still in a performance period.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2020 Share-Based Compensation Grants

In January 2020, the Executive Compensation Committee of the Company’s Board of Directors awarded 263,626 restricted stock units (“RSUs”) to certain officers of the Company under the 2006 Plan, which included 154,267 RSUs (at the target level of performance) that are subject to market and/or performance-based vesting requirements (the “2020 Performance-Based RSUs”) and 109,359 RSUs that are subject to time-based vesting requirements (the “2020 Time-Based RSUs”).

2020 Performance-Based RSU Grant

The 2020 Performance-Based RSUs are scheduled to vest at the end of a three year period (consisting of calendar years 2020-2022). A target number of 2020 Performance-Based RSUs were awarded, and the final number of 2020 Performance-Based RSUs that vest (which may be more or less than the target number) will be based upon (1) the achievement of pre-set FFO per share goals for the year ending December 31, 2020 that applies to 100% of the Performance-Based RSUs awarded (the “FFO performance condition”) and (2) a performance measure that applies to 50% of the award based upon a measure of the Company’s average debt to EBITDA ratio for the three year performance period (the “debt to EBITDA ratio performance condition”) and a market measure that applies to the other 50% of the award based upon the relative ranking of the Company’s total stockholder return for the three year performance period compared to the total stockholder returns of an established comparison group of companies over the same period (the “market condition”). The 2020 Performance-Based RSUs are also subject to a three year service vesting provision (the “service vesting condition”) and are scheduled to cliff vest on the date the final vesting percentage is determined following the end of the three year performance period under the awards. The number of 2020 Performance-Based RSUs ultimately earned could fluctuate from the target number of 2020 Performance-Based RSUs granted based upon the levels of achievement for the FFO performance condition, the debt to EBITDA ratio performance condition, the market condition, and the extent to which the service vesting condition is satisfied. The estimate of the number of 2020 Performance-Based RSUs earned is evaluated quarterly during the performance period based on our estimate for each of the performance conditions measured against the applicable goals. Compensation expense for the 2020 Performance-Based RSU grant is recognized on a straight-line basis over the requisite service period for each participant, which is generally the three year service period.

Each 2020 Performance-Based RSU represents the right, subject to the applicable vesting conditions, to receive one share of our common stock in the future. The determination of the grant date fair value of the portion of the 2020 Performance-Based RSU grants covered by the debt to EBITDA ratio performance condition was based on the $82.57 share price on the January 31, 2020 grant date. The determination of the grant date fair value of the portion of the 2020 Performance-Based RSU grants covered by the market condition was calculated using a Monte Carlo simulation pricing model based on the assumptions in the table below, which resulted in a $84.54 grant date fair value per share.

Fair Value Assumptions
Valuation date	January 31, 2020
Expected share price volatility	17.0%
Risk-free interest rate	1.35%
Fair value per share on valuation date (1)	84.54

________________________

(1)	Using the same Monte Carlo methodology and assumptions, the grant date fair value of one participant’s 2020 Performance-Based RSU grants was calculated as $85.52 per share.

The computation of expected volatility is based on a blend of the historical volatility of our shares of common stock over approximately 5.8 years, as that is expected to be most consistent with future volatility and equates to a time period twice as long as the approximate 2.9-year performance period of the RSUs, and implied volatility data based on the observed pricing of six month publicly-traded options on our shares of common stock. The risk-free interest rate is based on the yield curve on zero-coupon U.S. Treasury STRIP securities in effect at January 31, 2020.

The total grant date fair value of the 2020 Performance-Based RSU awards was $12.9 million on the January 31, 2020 grant date of the awards. For the three months ended March 31, 2020, we recorded compensation expense based upon the grant date fair value per share for each component multiplied by the estimated number of RSUs to be earned.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2020 Time-Based RSU Grant

The 2020 Time-Based RSUs are scheduled to vest in three equal annual installments beginning on January 5, 2021 through January 5, 2023. Compensation expense for the 2020 Time-Based RSUs is recognized on a straight-line basis over the requisite service period for each participant, which is generally the three year service vesting period. Each 2020 Time-Based RSU represents the right to receive one share of our common stock in the future. The total grant date fair value of the 2020 Time-Based RSU awards was $9.0 million, which was based on the $82.57 closing share price of the Company’s common stock on the NYSE on the January 31, 2020 grant date of the awards.

Share-Based Compensation Cost Recorded During the Period

The total compensation cost for all share-based compensation programs was $8.7 million and $8.8 million for the three months ended March 31, 2020 and 2019, respectively. Of the total share-based compensation costs, $1.9 million and $1.6 million was capitalized as part of real estate assets for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, there was approximately $63.8 million of total unrecognized compensation cost related to nonvested incentive awards granted under share-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.1 years. The remaining compensation cost related to these nonvested incentive awards had been recognized in periods prior to March 31, 2020.

8.    Rental Income and Future Minimum Rent

Our rental income is primarily comprised of payments defined under leases and are either subject to scheduled fixed increases or adjustments in rent based on the Consumer Price Index. Additionally, rental income includes variable payments for tenant reimbursements of property-related expenses and payments based on a percentage of tenant’s sales. The table below sets forth the allocation of rental income between fixed and variable payments for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Fixed lease payments	$193,475	$168,950
Variable lease payments	31,645	27,568
Collectibility (reversals) recoveries (1)	(6,487)	2,864
Total rental income	$218,633	$199,382
______________

(1)
Represents adjustments to rental income related to our assessment of the collectibility of amounts due under leases with our tenants. For the three months ended March 31, 2020, includes a reduction in revenue of $6.5 million related to the cumulative impact of transitioning one co-working tenant and two retail tenants to a cash basis of revenue recognition as a result of the COVID-19 pandemic.

We have operating leases with tenants that expire at various dates through 2044. Generally, the leases grant tenants renewal options. Future contractual minimum rent under operating leases as of March 31, 2020 for future periods is summarized as follows:

Year Ending	(in thousands)
Remaining 2020	$519,824
2021	734,731
2022	793,136
2023	775,953
2024	735,570
2025	666,785
Thereafter	3,427,200
Total (1)	$7,653,199
______________

(1)	Excludes residential leases and leases with a term of one year or less.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.    Commitments and Contingencies

General

As of March 31, 2020, we had commitments of approximately $913.0 million, excluding our ground lease commitments, for contracts and executed leases directly related to our operating and development properties.

Ground Leases

The following table summarizes our properties that are held subject to long-term noncancellable ground lease obligations and the respective contractual expiration dates:

Property	Contractual Expiration Date (1)
601 108th Ave NE, Bellevue, WA	November 2093
701, 801 and 837 N. 34th Street, Seattle, WA (2)	December 2041
1701 Page Mill Road and 3150 Porter Drive, Palo Alto, CA	December 2067
Kilroy Airport Center Phases I, II, and III, Long Beach, CA	July 2084
3243 S. La Cienega Boulevard, Los Angeles, CA	October 2106
____________________

(1)	Reflects the contractual expiration date prior to the impact of any extension or purchase options held by the Company.

(2)
The Company has three 10-year and one 45-year extension options for this ground lease, which if exercised would extend the expiration date to December 2116. These extensions options are not assumed to be exercised in our calculation of the present value of the future minimum lease payments for this lease.

To determine the discount rates used to calculate the present value of the minimum future lease payments for our ground leases, we used a hypothetical curve derived from unsecured corporate borrowing rates over the lease term. The weighted average discount rate used to determine the present value of our minimum lease payments was 5.11%. As of March 31, 2020, the weighted average remaining lease term of our ground leases is 55 years. For the three months ended March 31, 2020 and 2019, variable lease costs totaling $0.9 million and $0.7 million, respectively, were recorded to ground leases expense on our consolidated statements of operations.

The minimum commitment under our ground leases as of March 31, 2020 for future periods is summarized as follows:

Year Ending	(in thousands)
Remaining 2020	$4,231
2021	5,641
2022	5,642
2023	5,662
2024	5,662
2025	5,662
Thereafter	280,723
Total undiscounted cash flows (1)(2)(3)(4)(5)(6)	313,223
Present value discount	(214,976)
Ground lease liabilities	$98,247
________________________

(1)	Excludes contingent future rent payments based on gross income or adjusted gross income and reflects the minimum ground lease obligations before the impact of ground lease extension options.

(2)
One of our ground lease obligations is subject to a fair market value adjustment every five years; however, the lease includes ground rent subprotection and infrastructure rent credits which currently limit our annual rental obligations to $1.0 million. The contractual obligations for that ground lease included above assumes the lesser of $1.0 million or annual lease rental obligation in effect as of March 31, 2020.

(3)
One of our ground lease obligations includes a component which is based on the percentage of gross income that exceeds the minimum ground rent. The minimum rent is subject to increases every five years based on 50% of the average annual percentage rent for the previous five years. The contractual obligations for that lease included above assume the current annual ground lease obligation in effect at March 31, 2020 for the remainder of the lease term since we cannot predict future adjustments.

(4)
One of our ground lease obligations is subject to a fair market value adjustment every five years based on a combination of CPI adjustments and third-party appraisals limited to maximum increases annually. The contractual obligations for that lease included above assume the current annual ground lease obligation in effect at March 31, 2020 for the remainder of the lease term since we cannot predict future adjustments.

(5)
One of our ground lease obligations includes a component which is based on the percentage of adjusted gross income that exceeds the minimum ground rent. The minimum rent is subject to increases every ten years by an amount equal to 60% of the average annual percentage rent for the previous three years. The contractual obligations for this lease included above assume the current annual ground lease obligation in effect at March 31, 2020 for the remainder of the lease term since we cannot predict future adjustments.

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

As of March 31, 2020, we had accrued environmental remediation liabilities of approximately $81.0 million recorded on our consolidated balance sheets in connection with certain of our in-process and future development projects. The accrued environmental remediation liabilities represent the remaining costs we estimate we will incur prior to and during the development process at various development acquisition sites. These estimates, which we developed with the assistance of third party experts, consist primarily of the removal of contaminated soil, performing environmental closure activities, constructing remedial systems and other related costs since we are required to dispose of any existing contaminated soil and sometimes perform other environmental closure or remedial activities when we develop new buildings at these sites.

We record estimated environmental remediation obligations for acquired properties at the acquisition date when we are aware of such costs and when such costs are probable of being incurred and can be reasonably estimated. Estimated costs related to development environmental remediation liabilities are recorded as an increase to the cost of the development project. Actual costs are recorded as a decrease to the liability when incurred. These accruals are adjusted as an increase or decrease to the development project costs and as an increase or decrease to the accrued environmental remediation liability if we obtain further information or circumstances change. The environmental remediation obligations recorded at March 31, 2020 were not discounted to their present values since the amount and timing of cash payments are not fixed. It is possible that we could incur additional environmental remediation costs in connection with these development projects.  However, potential additional environmental costs for these development projects cannot be reasonably estimated at this time and certain changes in estimates could occur as the site conditions, final project timing, design elements, actual soil conditions and other aspects of the projects, which may depend upon municipal and other approvals beyond the control of the Company, are determined.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.    Fair Value Measurements and Disclosures

Assets and Liabilities Reported at Fair Value

The only assets we record at fair value on our consolidated financial statements are the marketable securities related to our Deferred Compensation Plan. The following table sets forth the fair value of our marketable securities as of March 31, 2020 and December 31, 2019:

	Fair Value (Level 1) (1)
	March 31, 2020	December 31, 2019
Description	(in thousands)
Marketable securities (2)	$19,984	$27,098
________________________

(1)	Based on quoted prices in active markets for identical securities.

(2)	The marketable securities are held in a limited rabbi trust.

We report the change in the fair value of the marketable securities at the end of each accounting period in interest income and other net investment (loss) gain in the consolidated statements of operations.

The following table sets forth the net gain (loss) on marketable securities recorded during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Description	(in thousands)
Net (loss) gain on marketable securities	$(3,226)	$1,681

We also adjust the related Deferred Compensation Plan liability to fair value at the end of each accounting period based on the performance of the benchmark funds selected by each participant, which results in a corresponding increase or decrease to compensation cost for the period.

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our other financial instruments as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
	(in thousands)
Liabilities
Secured debt, net	$257,359	$236,984	$258,593	$272,997
Unsecured debt, net	$3,050,103	$3,247,796	$3,049,185	$3,252,217
Unsecured line of credit	$380,000	$380,908	$245,000	$245,195
________________________

(1)	Fair value calculated using Level II inputs, which are based on model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.    Net Income Available to Common Stockholders Per Share of the Company

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted per-share computations for net income available to common stockholders for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands, except share and per share amounts)
Numerator:
Net income attributable to Kilroy Realty Corporation	$39,817	$36,903
Allocation to participating securities (1)	(543)	(509)
Numerator for basic and diluted net income available to common stockholders	$39,274	$36,394
Denominator:
Basic weighted average vested shares outstanding	106,875,234	100,901,390
Effect of dilutive securities	514,341	541,789
Diluted weighted average vested shares and common stock equivalents outstanding	107,389,575	101,443,179
Basic earnings per share:
Net income available to common stockholders per share	$0.37	$0.36
Diluted earnings per share:
Net income available to common stockholders per share	$0.37	$0.36

________________________

(1)	Participating securities include nonvested shares, certain time-based RSUs and vested market measure-based RSUs.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common shares, including stock options, RSUs and other securities are considered in our diluted earnings per share calculation for the three months ended March 31, 2020 and 2019. Certain market measure-based RSUs are not included in dilutive securities for the three months ended March 31, 2020 and 2019, as not all performance metrics had been met by the end of the applicable reporting periods. See Note 7 “Share-Based Compensation” for additional information regarding share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.    Net Income Available to Common Unitholders Per Unit of the Operating Partnership

The following table reconciles the numerator and denominator in computing the Operating Partnership’s basic and diluted per-unit computations for net income available to common unitholders for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands, except unit and per unit amounts)
Numerator:
Net income attributable to Kilroy Realty, L.P.	$40,389	$37,508
Allocation to participating securities (1)	(543)	(509)
Numerator for basic and diluted net income available to common unitholders	$39,846	$36,999
Denominator:
Basic weighted average vested units outstanding	108,897,027	102,925,166
Effect of dilutive securities	514,341	541,789
Diluted weighted average vested units and common unit equivalents outstanding	109,411,368	103,466,955
Basic earnings per unit:
Net income available to common unitholders per unit	$0.37	$0.36
Diluted earnings per unit:
Net income available to common unitholders per unit	$0.36	$0.36

________________________

(1)	Participating securities include nonvested shares, certain time-based RSUs and vested market measure-based RSUs.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common units, including stock options, RSUs and other securities are considered in our diluted earnings per share calculation for the three months ended March 31, 2020 and 2019. Certain market measure-based RSUs are not included in dilutive securities for the three months ended March 31, 2020 and 2019, as not all performance metrics had been met by the end of the applicable reporting periods. See Note 7 “Share-Based Compensation” for additional information regarding share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.    Supplemental Cash Flow Information of the Company

Supplemental cash flow information follows (in thousands):

	Three Months Ended March 31,
	2020	2019
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $20,403 and $18,901 as of March 31, 2020 and 2019, respectively	$10,035	$4,706
Cash paid for amounts included in the measurement of ground lease liabilities	$1,332	$1,220
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development properties	$129,251	$87,038
Tenant improvements funded directly by tenants	$2,081	$2,682
Initial measurement of operating right of use ground lease assets	$—	$82,938
Initial measurement of operating ground lease liabilities	$—	$87,409
NON-CASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders (Notes 4 and 15)	$57,620	$47,676
Exchange of common units of the Operating Partnership into shares of the Company’s common stock	$81	$78

The following is a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$60,044	$51,604
Restricted cash at beginning of period	16,300	119,430
Cash and cash equivalents and restricted cash at beginning of period	$76,344	$171,034

Cash and cash equivalents at end of period	$762,134	$49,693
Restricted cash at end of period	16,300	6,300
Cash and cash equivalents and restricted cash at end of period	$778,434	$55,993

14.    Supplemental Cash Flow Information of the Operating Partnership:

Supplemental cash flow information follows (in thousands):

	Three Months Ended March 31,
	2020	2019
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $20,403 and $18,901 as of March 31, 2020 and 2019, respectively	$10,035	$4,706
Cash paid for amounts included in the measurement of ground lease liabilities	$1,332	$1,220
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development properties	$129,251	$87,038
Tenant improvements funded directly by tenants	$2,081	$2,682
Initial measurement of operating right of use ground lease assets	$—	$82,938
Initial measurement of operating ground lease liabilities	$—	$87,409
NON-CASH FINANCING TRANSACTIONS:
Accrual of distributions payable to common unitholders (Notes 6 and 15)	$57,620	$47,676

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$60,044	$51,604
Restricted cash at beginning of period	16,300	119,430
Cash and cash equivalents and restricted cash at beginning of period	$76,344	$171,034

Cash and cash equivalents at end of period	$762,134	$49,693
Restricted cash at end of period	16,300	6,300
Cash and cash equivalents and restricted cash at end of period	$778,434	$55,993

15.    Subsequent Events

On April 15, 2020, aggregate dividends, distributions and dividend equivalents of $57.6 million were paid to common stockholders, common unitholders and RSU holders of record on March 31, 2020.

On April 28, 2020, the Company completed a private placement offering of $350.0 million of 4.27% unsecured senior notes maturing in January 2031.

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

Forward-Looking Statements

Statements contained in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Forward-looking statements include, among other things, statements or information concerning our plans, objectives, capital resources, portfolio performance, results of operations, projected future occupancy and rental rates, lease expirations, debt maturities, potential investments, strategies such as capital recycling, development and redevelopment activity, projected construction costs, projected construction commencement and completion dates, projected square footage of space that could be constructed on undeveloped land that we own, projected rentable square footage of or number of units in properties under construction or in the development pipeline, anticipated proceeds from capital recycling activity or other dispositions and anticipated dates of those activities or dispositions, projected increases in the value of properties, dispositions, future executive incentive compensation, pending, potential or proposed acquisitions, plans to grow our Net Operating Income and FFO, our ability to re-lease properties at or above current market rates, anticipated market conditions and demographics and other forward-looking financial data, as well as the discussion in “—Factors That May Influence Future Results of Operations,” “—Liquidity and Capital Resource of the Company,” and “—Liquidity and Capital Resources of the Operating Partnership.” Forward-looking statements can be identified by the use of words such as “believes,” “expects,” “projects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” and the negative of these words and phrases and similar expressions that do not relate to historical matters. Forward-looking statements are based on our current expectations, beliefs and assumptions, and are not guarantees of future performance. Forward-looking statements are inherently subject to uncertainties, risks, changes in circumstances, trends and factors that are difficult to predict, many of which are outside of our control. Accordingly, actual performance, results and events may vary materially from those indicated or implied in the forward-looking statements, and you should not rely on the forward-looking statements as predictions of future performance, results or events. Numerous factors could cause actual future performance, results and events to differ materially from those indicated in the forward-looking statements, including, among others: global market and general economic conditions and their effect on our liquidity and financial conditions and those of our tenants; adverse economic or real estate conditions generally, and specifically, in the States of California and Washington; risks associated with our investment in real estate assets, which are illiquid and with trends in the real estate industry; defaults on or non-renewal of leases by tenants; any significant downturn in tenants' businesses; our ability to re-lease property at or above current market rates; costs to comply with government regulations, including environmental remediation; the availability of cash for distribution and debt service and exposure to risk of default under debt obligations; increases in interest rates and our ability to manage interest rate exposure; the availability of financing on attractive terms or at all, which may adversely impact our future interest expense and our ability to pursue development, redevelopment and acquisition opportunities and refinance existing debt; a decline in real estate asset valuations, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing, and which may result in write-offs or impairment charges; significant competition, which may decrease the occupancy and rental rates of properties; potential losses that may not be covered by insurance; the ability to successfully complete acquisitions and dispositions on announced terms; the ability to successfully operate acquired, developed and redeveloped properties; the ability to successfully complete development and redevelopment projects on schedule and within budgeted amounts; delays or refusals in obtaining all necessary zoning, land use and other required entitlements, governmental permits and authorizations for our development and redevelopment properties; increases in anticipated capital expenditures, tenant improvement and/or leasing costs; defaults on leases for land on which some of our properties are located; adverse changes to, or enactment or implementations of, tax laws or other applicable laws, regulations or legislation, as well as business and consumer reactions to such changes; risks associated with joint venture investments, including our lack of sole decision-making authority, our reliance on co-venturers’ financial condition and disputes between us and our co-venturers; environmental uncertainties and risks related to natural disasters; our ability to maintain our status as a REIT; and uncertainties regarding the impact of the COVID-19 pandemic, and restrictions intended to prevent its spread, on our business and the economy generally. The factors included in this report are not exhaustive and additional factors could adversely affect our business and financial performance. For a discussion of additional factors that could materially adversely affect the Company’s and the Operating Partnership’s business and financial performance, see the discussion below and in “Part II – Other Information, Item 1A. Risk Factors” of this report, as well as in “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s and the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2019 and their respective other filings with the SEC. All forward-looking statements are based on information that was available and speak only as of the dates on which they were made. We assume no obligation to update any forward-looking statement that becomes untrue because of subsequent events, new information or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws.

Overview and Background

We are a self-administered REIT active in premier office and mixed-use submarkets along the West Coast. We own, develop, acquire and manage real estate assets, consisting primarily of Class A properties in the coastal regions of Greater Los Angeles, San Diego County, the San Francisco Bay Area and Greater Seattle, which we believe have strategic advantages and strong barriers to entry. We own our interests in all of our real properties through the Operating Partnership and the Finance Partnership and generally conduct substantially all of our operations through the Operating Partnership. We owned an approximate 98.3%, 98.1%, and 98.0% general partnership interest in the Operating Partnership as of March 31, 2020, December 31, 2019 and March 31, 2019. All of our properties are held in fee except for the fourteen office buildings that are held subject to long-term ground leases for the land.

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

The global impact of the COVID-19 pandemic has been rapidly evolving and, as cases of the illness caused by the virus have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines and restrictions on travel. In addition, all the states where we own properties and/or have development projects (i.e., California and Washington), have reacted to the COVID-19 pandemic by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate and/or restrictions on types of construction projects that may continue, although, in certain cases, exceptions are available for essential retail, research and laboratory activities, essential building services, such as cleaning and maintenance, and certain essential construction projects. Our active development portfolio was largely unaffected during the three months ended March 31, 2020; however, the COVID-19 pandemic, and restrictions intended to prevent its spread, may cause delays or increase costs associated with building materials or construction services necessary for construction which could adversely impact our ability to continue or complete construction as planned, on budget or at all for our development projects. Refer to “Part II – Other Information, Item IA. Risk Factors” included in this report for additional information about the potential impact of the COVID-19 pandemic, and restrictions intended to prevent its spread, on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations.

Stabilized Development Projects

During the three months ended March 31, 2020, we added the following projects to our stabilized portfolio:

•
The Exchange on 16th, Mission Bay, San Francisco, California. We commenced construction on this project in June 2015. This project totals approximately 750,370 gross rentable square feet consisting of 738,081 square feet of office space and 12,289 square feet of retail space at a total estimated investment of $585.0 million. The office space in the project is 100% leased to Dropbox, Inc. We completed construction and commenced revenue recognition on the first two phases comprising approximately 82% of the project in 2019 and on the final phase of the project during the three months ended March 31, 2020.

•
One Paseo (Retail) - Del Mar, San Diego, California. We commenced construction on the retail component of this mixed-use project in December 2016, which is comprised of approximately 95,871 square feet of retail space with a total estimated investment of $100.0 million. At March 31, 2020, the retail space of the project was 100% leased and 90% occupied.

Completed Residential Development Projects

As of March 31, 2020, we had completed two of three phases of the following residential development project:

•
One Paseo (Residential Phases I and II) - Del Mar, San Diego, California. We commenced construction on Phases I and II of the residential component of this mixed-use project in December 2016 which are comprised of 237 and 225 residential units, respectively. We completed the first phase during the third quarter of 2019 and the second phase during the first quarter of 2020. The total estimated investment for these phases of the residential component of the project is approximately $290.0 million. As of March 31, 2020, 70% of the Phase I units were leased and 17% of the Phase II units were leased.

In-Process Development Projects - Tenant Improvement

During the three months ended March 31, 2020, the following development projects progressed from the under construction phase to the tenant improvement phase:

•
Netflix // On Vine, Hollywood, California. We commenced construction on the office component of this mixed-use project in January 2018, which includes the project’s overall infrastructure and site work and approximately 355,000 square feet of office space for a total estimated investment of $300.0 million. The office space of this project is 100% leased to Netflix, Inc. We currently expect this project to stabilize in the first quarter of 2021.

•
333 Dexter, South Lake Union, Seattle, Washington. We commenced construction on this project in June 2017. This project encompasses approximately 635,000 square feet of office space at a total estimated investment of $410.0 million and 100% of the project is leased to a Fortune 50 publicly traded company. The project is currently estimated to stabilize in the second half of 2022.

•
One Paseo (Office) - Del Mar, San Diego, California. We commenced construction on the office component of this project in December 2018, which encompasses 285,000 square feet of office space at a total estimated investment of $205.0 million. At March 31, 2020, the office component of the project was 91% leased. We currently expect the project to stabilize in the second quarter of 2021.

In-Process Development Projects - Under Construction

As of March 31, 2020, we had five projects in our in-process development pipeline that were under construction:

•
Kilroy Oyster Point (Phase I), South San Francisco, California. In March 2019, we commenced construction on Phase I of this 39-acre life science campus situated on the waterfront in South San Francisco. This first phase encompasses approximately 656,000 square feet of office space at a total estimated investment of $570.0 million and is 100% leased to two tenants. We currently expect this project to stabilize in the fourth quarter of 2021.

•
9455 Towne Centre Drive, University Towne Center, San Diego, California. In March 2019, we commenced construction on this project which totals approximately 160,000 square feet of office space at a total estimated investment of $110.0 million. The project is 100% leased to a major technology company. We currently expect this project to stabilize in the first quarter of 2021.

•
Living // On Vine, Hollywood, California. We commenced construction on the residential component of this project in December 2018, which encompasses 193 residential units at a total estimated investment of $195.0 million. We currently expect the residential component to be completed in the first quarter of 2021.

•
One Paseo (Residential Phase III) - Del Mar, San Diego, California. We commenced construction on Phase III of the residential component of this mixed-use project in December 2016, which is comprised of 146 residential units. The total estimated investment for Phase III of the residential component of the project is approximately $95.0 million. Phase III is expected to be completed and delivered late in the second quarter of 2020.

•
2100 Kettner, Little Italy, San Diego, California. We commenced construction on this project in September 2019. This project is comprised of approximately 200,000 square feet of office space for a total estimated investment of $140.0 million.

Future Development Pipeline

As of March 31, 2020, our future development pipeline included five future projects located in Greater Seattle, the San Francisco Bay Area and San Diego County with an aggregate cost basis of approximately $1.0 billion at which we believe we could develop more than 6.0 million rentable square feet for a total estimated investment of approximately $5.0 billion to $7.0 billion, depending on successfully obtaining entitlements and market conditions.

The following table sets forth information about our future development pipeline.

Future Development Pipeline	Location	Approx. Developable Square Feet (1)	Total Costs as of 3/31/2020 ($ in millions)(2)

San Diego County
Santa Fe Summit – Phases II and III	56 Corridor	600,000 - 650,000	$81.2
1335 Broadway & 901 Park Boulevard	East Village	TBD	45.7
San Francisco Bay Area
Kilroy Oyster Point - Phase II - IV	South San Francisco	1,750,000 - 1,900,000	339.4
Flower Mart	SOMA	2,300,000	411.1
Greater Seattle
Seattle CBD Project	Seattle CBD	TBD	137.9
TOTAL:			$1,015.3
________________________

(1)
The developable square feet and scope of projects could change materially from estimated data provided due to one or more of the following: any significant changes in the economy, market conditions, our markets, tenant requirements and demands, construction costs, new supply, regulatory and entitlement processes or project design.

(2)	Represents cash paid and costs incurred, including accrued liabilities in accordance with GAAP, as of March 31, 2020.

Fluctuations in our development activities could cause fluctuations in the average development asset balances qualifying for interest and other carrying cost and internal cost capitalization in future periods. During the three months ended March 31, 2020 and 2019, we capitalized interest on in-process development projects and future development pipeline projects with an average aggregate cost basis of approximately $2.2 billion and $1.9 billion, respectively, as it was determined these projects qualified for interest and other carrying cost capitalization under GAAP. In the event of an extended cessation of development activities, such projects may potentially no longer qualify for capitalization of interest or other carrying costs. However, we believe a cessation of development activities caused by events outside of our control, such as those as a result of government restrictions aimed at stopping the spread of COVID-19, would not impact our ability to capitalize interest and other carrying costs. For the three months ended March 31, 2020 and 2019, we capitalized $21.4 million and $19.4 million, respectively, of interest to our qualifying development projects. For the three months ended March 31, 2020 and 2019, we capitalized $5.1 million and $6.6 million, respectively, of internal costs to our qualifying development projects.

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

The timing of any potential future disposition or strategic venture transactions will depend on market conditions and other factors, including but not limited to our capital needs, the availability of financing for potential buyers, and our ability to defer some or all of the taxable gains on the sales. We cannot assure that we will dispose of any additional properties, enter into any additional strategic ventures, or that we will be able to identify and complete the acquisition of a suitable replacement property to effect a Section 1031 Exchange or be able to use other tax deferred structures in connection with our strategy. See the “Liquidity and Capital Resources of the Operating Partnership – Liquidity Sources” section for further information.

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

In connection with our growth strategy, we often have one or more potential acquisitions of properties and/or undeveloped land under consideration that are in varying stages of negotiation and due diligence review, or under contract, at any point in time. However, we cannot provide assurance that we will enter into any agreements to acquire properties, or undeveloped land, or, that the potential acquisitions contemplated by any agreements we may enter into the future will be completed. In addition, acquisitions are subject to various risks and uncertainties and we may be unable to complete an acquisition after making a nonrefundable deposit or incurring acquisition-related costs.

Incentive Compensation. Our Executive Compensation Committee determines compensation, including cash bonuses and equity incentives, for our executive officers, as defined in Rule 16 under the Exchange Act. For 2020, the annual cash bonus program was structured to allow the Executive Compensation Committee to evaluate a variety of key quantitative and qualitative metrics at the end of the year and make a determination based on the Company’s and management’s overall performance. Our Executive Compensation Committee also grants equity incentive awards from time to time that include performance-based and/or market-measure based vesting requirements and time-based vesting requirements. As a result, accrued incentive compensation and compensation expense for future awards may be affected by our operating and development performance, financial results, stock price, performance against applicable performance-based vesting goals, market conditions, liquidity measures and other factors. Consequently, we cannot predict the amounts that will be recorded in future periods related to such incentive compensation.

As of March 31, 2020, there was approximately $63.8 million of total unrecognized compensation cost related to outstanding nonvested shares of restricted common stock and RSUs issued under share-based compensation arrangements. Those costs are expected to be recognized over a weighted-average period of 2.1 years. The $63.8 million of unrecognized compensation cost does not reflect the future compensation cost for any potential share-based awards that may be issued subsequent to March 31, 2020. Share-based compensation expense for potential future awards could be affected by our operating and development performance, financial results, stock price, performance against applicable performance-based vesting goals, market conditions and other factors.

Information on Leases Commenced and Executed

Leasing Activity and Changes in Rental Rates. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following tables set forth certain information regarding leasing activity for our stabilized portfolio during the three months ended March 31, 2020.

For Leases Commenced

	1st & 2nd Generation (1)(2)					2nd Generation (1)(2)
	Number of Leases (3)		Rentable Square Feet (3)		Retention Rates (4)	TI/LC per Sq. Ft. (5)	TI/LC per Sq. Ft. / Year	Changes in Rents (6)(7)	Changes in Cash Rents (8)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Three Months Ended March 31, 2020	10	9	47,926	90,067	27.0%	$37.57	$5.01	31.1%	21.0%	90

For Leases Executed (9)

	1st & 2nd Generation (1)(2)				2nd Generation (1)(2)
	Number of Leases (3)		Rentable Square Feet (3)		TI/LC per Sq. Ft. (5)	TI/LC per Sq. Ft. / Year	Changes in Rents (6)(7)	Changes in Cash Rents (8)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Three Months Ended March 31, 2020	7	9	131,661	90,067	$60.11	$8.29	57.5%	45.3%	87
________________________

(1)	Includes 100% of consolidated property partnerships.

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

(7)
Excludes commenced and executed leases of approximately 38,752 and 70,868 rentable square feet, respectively, for the three months ended March 31, 2020, for which the space was vacant longer than one year or being leased for the first time. Space vacant for more than one year is excluded from our change in rents calculations to provide a more meaningful market comparison.

(8)
Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. Excludes leases for which the space was vacant longer than one year or vacant when the property was acquired.

(9)	During the three months ended March 31, 2020, 6 new leases totaling 125,420 square feet were signed but not commenced as of March 31, 2020.

Our rental rates and occupancy are impacted by general economic conditions, including the pace of regional economic growth, access to capital, and potentially the current COVID-19 pandemic and restrictions intended to prevent its spread. Therefore, we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current market rates. In addition, due to uncertainty of current market events as a result of the COVID-19 pandemic and the impact it has had on recent transaction volume in our markets, we are currently unable to provide meaningful information on the weighted average cash rental rates for our total stabilized portfolio compared to current market rates at March 31, 2020. In addition it is possible that the COVID-19 pandemic may have an adverse impact on our ability to renew leases or re-lease available space in our proprieties on favorable terms or at all in the future, including as a result of a deterioration in the economic and market conditions due to restrictions intended to prevent the spread of COVID-19. Additionally, decreased demand and other negative trends or unforeseeable events that impair our ability to timely renew or re-lease space could have further negative effects on our future financial condition, results of operations, and cash flows.

Scheduled Lease Expirations. The following tables set forth certain information regarding our lease expirations for our stabilized portfolio for the remainder of 2020 and the next five years and by region for the remainder of 2020 and in 2021.

Lease Expirations (1)

Year of Lease Expiration	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (2)(3)	% of Total Annualized Base Rent (2)	Annualized Base Rent per Sq. Ft. (2)
				(in thousands)
Remainder of 2020	53	677,934	5.3%	$29,929	4.3%	$44.15
2021	81	842,815	6.4%	36,455	5.3%	43.25
2022	62	749,300	5.8%	32,462	4.6%	43.32
2023	77	1,233,952	9.4%	65,432	9.4%	53.03
2024	60	952,945	7.2%	46,791	6.7%	49.10
2025	51	634,142	4.8%	30,781	4.4%	48.54
Total	384	5,091,088	38.9%	$241,850	34.7%	$47.50

Year	Region	# of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (2)(3)	% of Total Annualized Base Rent (2)	Annualized Rent per Sq. Ft. (2)
2020	Greater Los Angeles	30	349,319	2.7%	$13,724	2.0%	$39.29
	San Diego	12	151,138	1.2%	6,345	0.9%	41.98
	San Francisco Bay Area	10	155,043	1.2%	9,130	1.3%	58.89
	Greater Seattle	1	22,434	0.2%	730	0.1%	32.54
	Total	53	677,934	5.3%	$29,929	4.3%	$44.15

2021	Greater Los Angeles	47	285,279	2.2%	$11,630	1.7%	$40.77
	San Diego	14	289,090	2.2%	11,635	1.7%	40.25
	San Francisco Bay Area	11	239,093	1.8%	12,245	1.8%	51.21
	Greater Seattle	9	29,353	0.2%	945	0.1%	32.19
	Total	81	842,815	6.4%	$36,455	5.3%	$43.25
________________________

(1)
For leases that have been renewed early with existing tenants, the expiration date and annualized base rent information presented takes into consideration the renewed lease terms. Excludes leases not commenced as of March 31, 2020, space leased under month-to-month leases, storage leases, vacant space and future lease renewal options not executed as of March 31, 2020.

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

In addition to the 0.9 million rentable square feet, or 6.5%, of currently available space in our stabilized portfolio, leases representing approximately 5.3% and 6.4% of the occupied square footage of our stabilized portfolio are scheduled to expire during the remainder of 2020 and in 2021, respectively. The leases scheduled to expire during the remainder of 2020 and in 2021 represent approximately 1.5 million rentable square feet or 9.6% of our total annualized base rental revenue. Adjusting for leases executed as of March 31, 2020 but not yet commenced, the remaining 2020 and 2021 expirations would be 504,457 and 669,548 square feet, respectively.

Stabilized Portfolio Information

As of March 31, 2020, our stabilized portfolio was comprised of 114 office properties encompassing an aggregate of approximately 14.3 million rentable square feet and 200 residential units at our residential tower in Hollywood, California. Our stabilized portfolio includes all of our properties with the exception of development and redevelopment properties currently committed for construction, under construction, or in the tenant improvement phase, undeveloped land, recently completed residential properties not yet stabilized and real estate assets held for sale. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We define properties in the tenant improvement phase as office properties that we are developing or redeveloping where the project has reached cold shell condition and is ready for tenant improvements, which may require additional major base building construction before being placed in service. Projects in the tenant improvement phase are added to our stabilized portfolio once the project reaches the earlier of 95% occupancy or one year from the date of the cessation of major base building construction activities. Costs capitalized to construction in progress for development and redevelopment properties are transferred to land and improvements, buildings and improvements, and deferred leasing costs on our consolidated balance sheets as the historical cost of the property as the projects are placed in service.

We did not have any redevelopment or held for sale properties at March 31, 2020. Our stabilized portfolio also excludes our future development pipeline, which as of March 31, 2020 was comprised of five potential development sites, representing approximately 61 gross acres of undeveloped land on which we believe we have the potential to develop more than 6.0 million rentable square feet, depending upon economic conditions.

As of March 31, 2020, the following properties were excluded from our stabilized portfolio:

	Number of Properties/Projects	Estimated Rentable Square Feet (1) / Units

In-process development projects - tenant improvement	3	1,275,000
In-process development projects - under construction (2)	5	1,016,000
Completed residential development project (3)	2	462 units
________________________

(1)	Estimated rentable square feet upon completion.

(2)	In addition to the estimated office and life science rentable square feet noted above, development projects under construction also include 339 residential units.

(3)	Represents our recently completed residential phases at our mixed-use development in San Diego, California that are not yet stabilized.

The following table reconciles the changes in the rentable square feet in our stabilized office portfolio of operating properties from March 31, 2019 to March 31, 2020:

	Number of Buildings	Rentable Square Feet
Total as of March 31, 2019	94	13,236,373
Acquisitions	19	151,908
Completed development properties placed in-service	3	1,223,393
Dispositions	(2)	(355,654)
Remeasurement	—	67,552
Total as of March 31, 2020 (1)	114	14,323,572
________________________

(1)
Includes four properties owned by consolidated property partnerships (see Note 1 “Organization, Ownership and Basis of Presentation” to our consolidated financial statements included in this report for additional information).

Occupancy Information

The following table sets forth certain information regarding our stabilized portfolio:

Region	Number of Buildings	Rentable Square Feet	Occupancy at (1)
			3/31/2020	12/31/2019	9/30/2019
Greater Los Angeles	51	4,027,131	94.0%	95.2%	95.1%
San Diego County	22	2,144,741	88.3%	89.7%	90.4%
San Francisco Bay Area	33	6,349,910	94.3%	95.0%	89.1%
Greater Seattle	8	1,801,790	95.5%	97.7%	97.2%
Total Stabilized Office Portfolio	114	14,323,572	93.5%	94.6%	92.1%

	Average Occupancy
	Three Months Ended March 31,
	2020	2019
Stabilized Office Portfolio (1)	93.7%	93.1%
Same Store Portfolio (2)	93.7%	93.2%
Residential Portfolio (3)	93.5%	72.8%
________________________

(1)	Occupancy percentages reported are based on our stabilized office portfolio as of the end of the period presented and exclude occupancy percentages of properties held for sale.

(2)
Occupancy percentages reported are based on office properties owned and stabilized as of January 1, 2019 and still owned and stabilized as of March 31, 2020 and exclude our residential tower. See discussion under “Results of Operations” for additional information.

(3)	Our residential portfolio consists of our 200-unit residential tower located in Hollywood, California and excludes 462 recently completed residential units that are not yet stabilized.

Significant Tenants

As of March 31, 2020, 47.4% of our total annualized base rental revenue was attributable to our top 15 tenants who leased 39.4% of our total rentable square footage. We have collected April 2020 contractual rents from all of our top 15 tenants.

Results of Operations

Net Operating Income

Management internally evaluates the operating performance and financial results of our stabilized portfolio based on Net Operating Income. We define “Net Operating Income” as consolidated operating revenues (rental income and other property income) less consolidated operating expenses (property expenses, real estate taxes and ground leases).

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

Management further evaluates Net Operating Income by evaluating the performance from the following property groups:

•
Same Store Properties – includes the consolidated results of all of the office properties that were owned and included in our stabilized portfolio for two comparable reporting periods, i.e., owned and included in our stabilized portfolio as of January 1, 2019 and still owned and included in the stabilized portfolio as of March 31, 2020, including our residential tower in Hollywood, California;

•
Development Properties – includes the results generated by certain of our in-process development projects, expenses for certain of our future development project and the results generated by our 462 completed residential units that are not yet stabilized and the following stabilized development properties:

◦One office development project that was added to the stabilized portfolio in the second quarter of 2019;
◦One office development project that was added to the stabilized portfolio in the first quarter of 2020; and
◦One retail development project that was added to the stabilized portfolio in the first quarter of 2020;

•	Acquisition Properties – includes the results, from the dates of acquisition through the periods presented, for the 19-building creative office campus we acquired during 2019; and

•	Disposition Properties– includes the results of the one property disposed of in the second quarter of 2019 and the one property disposed of in the fourth quarter of 2019.

The following table sets forth certain information regarding the property groups within our stabilized office portfolio as of March 31, 2020:

Group	# of Buildings	Rentable Square Feet
Same Store Properties	92	12,931,083
Stabilized Development Properties	3	1,240,581
Acquisition Properties	19	151,908
Total Stabilized Portfolio	114	14,323,572

Comparison of the Three Months Ended March 31, 2020 to the Three Months Ended March 31, 2019

The following table summarizes our Net Operating Income, as defined, for our total portfolio for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2020	2019
	($ in thousands)
Reconciliation of Net Income Available to Common Stockholders to Net Operating Income, as defined:
Net Income Available to Common Stockholders	$39,817	$36,903	$2,914	7.9%
Net income attributable to noncontrolling common units of the Operating Partnership	705	700	5	0.7%
Net income attributable to noncontrolling interests in consolidated property partnerships	4,896	4,191	705	16.8%
Net income	$45,418	$41,794	$3,624	8.7%
Unallocated expense (income):
General and administrative expenses	19,010	23,341	(4,331)	(18.6)%
Leasing costs	1,456	1,757	(301)	(17.1)%
Depreciation and amortization	74,370	66,135	8,235	12.5%
Interest income and other net investment gain	3,128	(1,828)	4,956	(271.1)%
Interest expense	14,444	11,243	3,201	28.5%
Net Operating Income, as defined	$157,826	$142,442	$15,384	10.8%

The following tables summarize our Net Operating Income, as defined, for our total portfolio for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020					2019
	Same Store	Develop-ment	Acquisi-tion	Disposi-tion	Total	Same Store	Develop-ment	Acquisi-tion	Disposi-tion	Total
	(in thousands)
Operating revenues:
Rental income	$186,414	$28,429	$3,790	$—	$218,633	$188,441	$8,025	$—	$2,916	$199,382
Other property income	2,179	433	83	—	2,695	1,711	67	—	42	1,820
Total	188,593	28,862	3,873	—	221,328	190,152	8,092	—	2,958	201,202
Property and related expenses:
Property expenses	34,757	3,843	383	—	38,983	36,295	1,061	—	793	38,149
Real estate taxes	17,246	4,418	538	—	22,202	17,110	1,212	—	317	18,639
Ground leases	2,109	—	208	—	2,317	1,972	—	—	—	1,972
Total	54,112	8,261	1,129	—	63,502	55,377	2,273	—	1,110	58,760
Net Operating Income, as defined	$134,481	$20,601	$2,744	$—	$157,826	$134,775	$5,819	$—	$1,848	$142,442

	Three Months Ended March 31, 2020 as compared to the Three Months Ended March 31, 2019
	Same Store		Development		Acquisition		Disposition		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income	$(2,027)	(1.1)%	$20,404	254.3%	$3,790	100.0%	$(2,916)	(100.0)%	$19,251	9.7%
Other property income	468	27.4%	366	546.3%	83	100.0%	(42)	(100.0)%	875	48.1%
Total	(1,559)	(0.8)%	20,770	256.7%	3,873	100.0%	(2,958)	(100.0)%	20,126	10.0%
Property and related expenses:
Property expenses	(1,538)	(4.2)%	2,782	262.2%	383	100.0%	(793)	(100.0)%	834	2.2%
Real estate taxes	136	0.8%	3,206	264.5%	538	100.0%	(317)	(100.0)%	3,563	19.1%
Ground leases	137	6.9%	—	—%	208	100.0%	—	—%	345	17.5%
Total	(1,265)	(2.3)%	5,988	263.4%	1,129	100.0%	(1,110)	(100.0)%	4,742	8.1%
Net Operating Income, as defined	$(294)	(0.2)%	$14,782	254.0%	$2,744	100.0%	$(1,848)	(100.0)%	$15,384	10.8%

Net Operating Income increased $15.4 million, or 10.8%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 resulting from:

•	A decrease in Net Operating Income of $0.3 million attributable to the Same Store Properties driven by the following activity:

•	A decrease in rental income of $2.0 million primarily due to:

•
$5.9 million reduction in revenue during the three months ended March 31, 2020 related to the cumulative impact of transitioning one co-working tenant and one retail tenant to a cash basis of revenue recognition as a result of the COVID-19 pandemic;

•	$3.1 million net decrease primarily related to the improved credit quality of a tenant in 2019 for which the Company recorded a bad debt reserve in 2018;

•	$3.1 million decrease due to an early lease termination fee received in 2019 for a tenant in the San Francisco Bay Area;

•
$1.5 million decrease in recoveries of recurring expenses related to property taxes, repairs and maintenance, security, janitorial, utilities, parking and various other recurring expenses primarily due to the following:

•	$1.0 million decrease due to a tenant in the San Francisco Bay Area’s change from a triple net lease to a modified net lease, resulting in payment of expenses directly to vendors;

•	$0.8 million decrease due to prior year adjustments recorded in 2019 resulting from higher operating expense and property tax adjustments for the 2018 expense year; partially offset by

•	$0.3 million increase primarily due to higher occupancy at three properties; partially offset by

•	$9.8 million increase from new leases and renewals at higher rates across all regions; and

•	$1.8 million increase due to higher occupancy primarily in the San Francisco Bay Area and Greater Seattle regions; partially offset by

•
An increase in other property income of $0.5 million primarily due to higher transient and special event parking income at five properties. We expect daily, special event and transient parking to be impacted while restrictions intended to prevent the spread of COVID-19 are in effect;

•	A decrease in property and related expenses of $1.3 million primarily due to the following:

•	$1.0 million decrease in property expenses due to a tenant in the San Francisco Bay Area’s change from a triple net lease to a modified net lease, resulting in payment of expenses directly to vendors;

•
$0.5 million decrease in reimbursable property expenses including janitorial, utilities, engineering, parking, and various other recurring expenses due to several tenants implementing work from home policies due to the COVID-19 pandemic. Reimbursable property expenses may fluctuate in future periods depending upon restrictions and social distancing requirements intended to prevent the spread of COVID-19 and how long they remain effective;

•	An increase in Net Operating Income of $14.8 million attributable to the Development Properties;

•	An increase in Net Operating Income of $2.7 million attributable to the Acquisition Properties; and

•	A decrease in Net Operating Income of $1.8 million attributable to the Disposition Properties.

We are continuing to monitor the potential impact of the COVID-19 pandemic, and restrictions intended to prevent its spread, on occupancy, rental rates and rent collections. As of the date of this report, across all property types, we have collected approximately 96% of our April 2020 contractual rent billings, including from all of our top 15 tenants and excluding a rent relief program with certain retail tenants. Adjusted for the retail rent relief program, we have collected 93% of contractual rent billings. We have not yet observed any notable or significant changes in occupancy or rental rates. Although we are and will continue to be actively engaged in rent collection efforts related to uncollected rent for such period, as well as working with certain tenants who have requested rent deferrals, we can provide no assurance that such efforts or our efforts in future periods will be successful, particularly in the event that the COVID-19 pandemic, and restrictions intended to prevent its spread, continue for a prolonged period. Refer to “Part II – Other Information, Item IA. Risk Factors” included in this report for additional information about the potential impact of the COVID-19 pandemic, and restrictions intended to prevents its spread, on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations.

Other Expenses and Income

General and Administrative Expenses

General and administrative expenses decreased by approximately $4.3 million, or 18.6%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to:

•
A decrease of $2.7 million related to the mark-to-market adjustment of the Company’s deferred compensation plan and the resultant impact of reducing compensation expense, which is offset by the losses on the underlying marketable securities which are included in interest income and other net investment (loss) gain in the consolidated statements of operations; and

•	A decrease of $1.8 million in compensation related expenses.

Leasing Costs

Leasing costs decreased by $0.3 million or 17.1%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to a higher level of leasing activity during the three months ended March 31, 2019 and changes in personnel.

Depreciation and Amortization

Depreciation and amortization increased $8.2 million, or 12.5%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to the following:

•	A decrease of $3.8 million attributable to the Same Store Properties;

•	An increase of $10.5 million attributable to the Development Properties; and

•	An increase of $2.7 million attributable to the Acquisition Properties; partially offset by

•	A decrease of $1.2 million attributable to the Disposition Properties.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts/premiums and deferred financing cost amortization, and capitalized interest, including capitalized debt discounts/premiums and deferred financing cost amortization, for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Dollar Change	Percentage Change
	(in thousands)
Gross interest expense	$35,862	$30,680	$5,182	16.9%
Capitalized interest and deferred financing costs	(21,418)	(19,437)	(1,981)	10.2%
Interest expense	$14,444	$11,243	$3,201	28.5%

Gross interest expense, before the effect of capitalized interest and deferred financing costs, increased $5.2 million, or 16.9%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 primarily due to an increase in the average outstanding debt balance for the three months ended March 31, 2020.

Capitalized interest and deferred financing costs increased $2.0 million, or 10.2%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to an increase in the average development asset balances qualifying for interest capitalization during the three months ended March 31, 2020. During the three months ended March 31, 2020 and 2019, we capitalized interest on in-process development projects and future development pipeline projects with an average aggregate cost basis of approximately $2.2 billion and $1.9 billion, respectively. In the event of an extended cessation of development activities to get any of these projects ready for its intended use, such projects could potentially no longer qualify for capitalization of interest or other carrying costs. However, we believe a cessation of development activities caused by events outside of our control, such as those as a result of government restrictions aimed at stopping the spread of COVID-19, would not impact our ability to capitalize interest and other carrying costs. Refer to “Part II – Other Information, Item IA. Risk Factors” included in this report for additional information about the potential impact of the COVID-19 pandemic, and restrictions intended to prevents its spread, on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations.

Net Income Attributable to Noncontrolling Interests in Consolidated Property Partnerships

Net income attributable to noncontrolling interests in consolidated property partnerships increased by $0.7 million or 16.8% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to a new lease at a higher rate at one property held in a property partnership in 2020. The amounts reported for the three months ended March 31, 2020 and 2019 are comprised of the noncontrolling interest's share of net income for 100 First Street Member, LLC (“100 First LLC”) and 303 Second Street Member, LLC (“303 Second LLC”) and the noncontrolling interest's share of net income for Redwood City Partners, LLC (“Redwood LLC”).

Liquidity and Capital Resources of the Company

In this “Liquidity and Capital Resources of the Company” section, the term the “Company” refers only to Kilroy Realty Corporation on an unconsolidated basis and excludes the Operating Partnership and all other subsidiaries.

The Company’s business is operated primarily through the Operating Partnership. Distributions from the Operating Partnership are the Company’s primary source of capital. The Company believes the Operating Partnership’s sources of working capital, specifically its cash flow from operations and borrowings available under its unsecured revolving credit facility and funds from its capital recycling program, including strategic ventures, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its common stockholders for the next twelve months. Cash flows from operating activities generated by the Operating Partnership for the three months ended March 31, 2020 were sufficient to cover the Company’s payment of cash dividends to its stockholders. However, there can be no assurance that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distributions to the Company. The unavailability of capital could adversely affect the Operating Partnership’s ability to make distributions to the Company, which would in turn, adversely affect the Company’s ability to pay cash dividends to its stockholders.

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

The Company intends to continue to make, but has not committed to make, regular quarterly cash distributions to common stockholders, and through the Operating Partnership, common unitholders from the Operating Partnership’s cash flow from operating activities. All such distributions are at the discretion of the Board of Directors. As the Company intends to maintain distributions at a level sufficient to meet the REIT distribution requirements and minimize its obligation to pay income and excise taxes, it will continue to evaluate whether the current levels of distribution are appropriate to do so throughout 2020. In addition, in the event the Company is unable to identify and complete the acquisition of suitable replacement properties to effect Section 1031 Exchanges or is unable to successfully complete Section 1031 Exchanges to defer some or all of the taxable gains related to property dispositions as a result of the COVID-19 pandemic or any other reason, the Company may elect to distribute a special dividend to its common stockholders and common unitholders in order to minimize or eliminate income taxes on such gains. The Company considers market factors and its performance in addition to REIT requirements in determining its distribution levels.

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

On February 12, 2020, the Board of Directors declared a regular quarterly cash dividend of $0.485. The regular quarterly cash dividend is payable to stockholders of record on March 31, 2020 and a corresponding cash distribution of $0.485 per Operating Partnership unit is payable to holders of the Operating Partnership’s common limited partnership interests of record on March 31, 2020, including those owned by the Company. The total cash quarterly dividends and distributions paid on April 15, 2020 were $56.8 million.

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

Capitalization

As of March 31, 2020, our total debt as a percentage of total market capitalization was 33.2%, which was calculated based on the closing price per share of the Company’s common stock of $63.70 on March 31, 2020 as shown in the following table:

	Shares/Units at March 31, 2020	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
	($ in thousands)
Debt: (1)
Unsecured Line of Credit		$380,000	3.4%
Unsecured Term Loan Facility		150,000	1.3%
Unsecured Senior Notes due 2023		300,000	2.7%
Unsecured Senior Notes due 2024		425,000	3.8%
Unsecured Senior Notes due 2025		400,000	3.6%
Unsecured Senior Notes Series A & B due 2026		250,000	2.2%
Unsecured Senior Notes due 2028		400,000	3.6%
Unsecured Senior Notes due 2029		400,000	3.6%
Unsecured Senior Notes Series A & B due 2027 & 2029		250,000	2.2%
Unsecured Senior Notes due 2030		500,000	4.5%
Secured debt		258,236	2.3%
Total debt		$3,713,236	33.2%
Equity and Noncontrolling Interests in the Operating Partnership: (2)
Common limited partnership units outstanding (3)	2,021,287	$128,756	1.2%
Shares of common stock outstanding	115,067,924	7,329,827	65.6%
Total Equity and Noncontrolling Interests in the Operating Partnership		$7,458,583	66.8%
Total Market Capitalization		$11,171,819	100.0%
________________________

(1)
Represents gross aggregate principal amount due at maturity before the effect of the following at March 31, 2020: $19.5 million of unamortized deferred financing costs on the unsecured term loan facility, unsecured senior notes, and secured debt and $6.2 million of unamortized discounts for the unsecured senior notes. Excludes $350.0 million of 4.27% unsecured senior notes due 2031 the Operating Partnership issued on April 28, 2020 in connection with a private placement offering.

(2)	Value based on closing price per share of our common stock of $63.70 as of March 31, 2020.

(3)	Includes common units of the Operating Partnership not owned by the Company; does not include noncontrolling interests in consolidated property partnerships.

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

As of the date of this report, we have no material debt maturities prior to July 2022, at which time our revolving credit facility and term loan mature. As a result of settling various forward equity sale agreements during the three months ended March 31, 2020, as well as the completion of a private placement offering of $350.0 million in unsecured senior notes on April 28, 2020, we had approximately $1.0 billion in cash and cash equivalents as of April 28, 2020, with an additional $370.0 million available under our unsecured revolving credit facility. We believe that this available liquidity makes us well positioned to navigate macroeconomic uncertainty resulting from the COVID-19 pandemic.

Liquidity Sources

Unsecured Revolving Credit Facility and Term Loan Facility

The following table summarizes the balance and terms of our unsecured revolving credit facility as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(in thousands)
Outstanding borrowings	$380,000	$245,000
Remaining borrowing capacity	370,000	505,000
Total borrowing capacity (1)	$750,000	$750,000
Interest rate (2)	1.85%	2.76%
Facility fee-annual rate (3)	0.200%
Maturity date	July 2022
________________________

(1)
We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $600.0 million under an accordion feature under the terms of the unsecured revolving credit facility and unsecured term loan facility.

(2)	Our unsecured revolving credit facility interest rate was calculated based the contractual rate of LIBOR plus 1.000% as of March 31, 2020 and December 31, 2019.

(3)
Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of March 31, 2020 and December 31, 2019, $3.1 million and $3.4 million of unamortized deferred financing costs, respectively, which are included in prepaid expenses and other assets, net on our consolidated balance sheets, remained to be amortized through the maturity date of our unsecured revolving credit facility.

We intend to borrow under the unsecured revolving credit facility as necessary for general corporate purposes, to finance development and redevelopment expenditures, to fund potential acquisitions and to potentially repay long-term debt to supplement cash balances given uncertainties and volatility in market conditions.

The following table summarizes the balance and terms of our unsecured term loan facility as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(in thousands)
Outstanding borrowings	$150,000	$150,000
Remaining borrowing capacity	—	—
Total borrowing capacity (1)	$150,000	$150,000
Interest rate (2)	2.03%	2.85%
Undrawn facility fee-annual rate	0.200%
Maturity date	July 2022
________________________

(1)
As of March 31, 2020 and December 31, 2019, $0.6 million and $0.7 million of unamortized deferred financing costs, respectively, remained to be amortized through the maturity date of our unsecured term loan facility.

(2)	Our unsecured term loan facility interest rate was calculated based on the contractual rate of LIBOR plus 1.100% as of March 31, 2020 and December 31, 2019.

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

Any potential future disposition transactions and the timing of any potential future capital recycling transactions will depend on market conditions and other factors, including but not limited to our capital needs, the availability of financing for potential buyers given the current economic environment as a result of the COVID-19 pandemic, and our ability to defer some or all of the taxable gains on the sales. In addition, we cannot assure you that we will dispose of any additional properties, or that we will be able to identify and complete the acquisitions of suitable replacement properties to effect Section 1031 Exchanges to defer some or all of the taxable gains related to our capital recycling program.

Forward Equity Offering and Settlement

On February 18, 2020, the Company entered into forward equity sale agreements with certain financial institutions acting as forward purchasers in connection with an offering of 5,750,000 shares of common stock at an initial gross offering price of $494.5 million, or $86.00 per share, before underwriting discounts, commissions and offering expenses. The forward purchasers borrowed and sold an aggregate of 5,750,000 shares of common stock in the offering.

On March 25, 2020, the Company physically settled these forward equity sale agreements. Upon settlement, the Company issued 5,750,000 shares of common stock for net proceeds of $474.9 million and contributed the net proceeds to the Operating Partnership in exchange for an equal number of units in the Operating Partnership.

At-The-Market Stock Offering Program

Under our current at-the-market stock offering program, which commenced June 2018, we may offer and sell shares of our common stock with an aggregate gross sales price of up to $500.0 million from time to time in “at-the-market” offerings. In connection with the at-the-market program, the Company may enter into forward equity sale agreements with certain financial institutions acting as forward purchasers whereby, at our discretion, the forward purchasers may borrow and sell shares of our common stock under our at-the-market program. The use of a forward equity sale agreement allows the Company to lock in a share price on the sale of shares of our common stock at the time the agreement is executed but defer settling the forward equity sale agreements and receiving the proceeds from the sale of shares until a later date.

During the year ended December 31, 2019, we executed various 12-month forward equity sale agreements under our at-the-market program with financial institutions acting as forward purchasers to sell an aggregate of 3,147,110 shares of common stock at a weighted average sales price of $80.08 per share before underwriting discounts, commissions and offering expenses.

During the three months ended March 31, 2020, we physically settled all forward equity sale agreements entered into in 2019. Upon settlement, the Company issued 3,147,110 shares of common stock for net proceeds of $247.3 million and contributed the net proceeds to the Operating Partnership in exchange for an equal number of units in the Operating Partnership. We did not enter into any forward equity sale agreements under our at-the-market program during the three months ended March 31, 2020.

Since commencement of our current at-the-market program, we have completed sales of 3,594,576 shares of common stock through March 31, 2020. As of March 31, 2020, we may offer and sell shares of our common stock having an aggregate gross sales price up to approximately $214.2 million under our current at-the-market program.

The Company did not complete any direct sales of common stock under the program during the three months ended March 31, 2020. The following table sets forth information regarding settlements of forward equity sale agreements under our at-the-market offering program for the three months ended March 31, 2020:

Three Months Ended March 31, 2020
(in millions, except share and per share data)
Shares of common stock settled during the period	3,147,110
Weighted average price per share of common stock	$80.08
Aggregate gross proceeds	$252.0
Aggregate net proceeds after selling commissions	$247.3

The proceeds from sales will be used to fund development expenditures and general corporate purposes. Actual future sales will depend upon a variety of factors, including but not limited to, market conditions, the trading price of the Company’s common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

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

Unsecured and Secured Debt

The aggregate principal amount of the unsecured and secured debt of the Operating Partnership outstanding as of March 31, 2020 was as follows:

Aggregate Principal Amount Outstanding
(in thousands)
Unsecured Line of Credit	$380,000
Unsecured Term Loan Facility	150,000
Unsecured Senior Notes due 2023	300,000
Unsecured Senior Notes due 2024	425,000
Unsecured Senior Notes due 2025	400,000
Unsecured Senior Notes Series A & B due 2026	250,000
Unsecured Senior Notes due 2028	400,000
Unsecured Senior Notes due 2029	400,000
Unsecured Senior Notes Series A & B due 2027 & 2029	250,000
Unsecured Senior Notes due 2030	500,000
Secured Debt	258,236
Total Unsecured and Secured Debt	$3,713,236
Less: Unamortized Net Discounts and Deferred Financing Costs (1)	(25,774)
Total Debt, Net	$3,687,462
________________________

(1)
Includes $19.5 million of unamortized deferred financing costs on the unsecured term loan facility, unsecured senior notes, and secured debt and $6.2 million of unamortized discounts for the unsecured senior notes. Excludes unamortized deferred financing costs on the unsecured revolving credit facility, which are included in prepaid expenses and other assets, net on our consolidated balance sheets. Also excludes $350.0 million of 4.27% unsecured senior notes due 2031 the Operating Partnership issued on April 28, 2020 in connection with a private placement offering.

Unsecured Senior Notes - Private Placement

On April 28, 2020, the Company completed a private placement offering of $350.0 million of 4.27% unsecured senior notes maturing in January 2031.

Debt Composition

The composition of the Operating Partnership’s aggregate debt balances between secured and unsecured and fixed-rate and variable-rate debt as of March 31, 2020 and December 31, 2019 was as follows:

	Percentage of Total Debt (1)		Weighted Average Interest Rate (1)
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Secured vs. unsecured:
Unsecured	93.0%	92.8%	3.6%	3.8%
Secured	7.0%	7.2%	3.9%	3.9%
Variable-rate vs. fixed-rate:
Variable-rate	14.3%	11.0%	1.9%	2.8%
Fixed-rate (2)	85.7%	89.0%	3.9%	3.9%
Stated rate (2)			3.6%	3.8%
GAAP effective rate (3)			3.6%	3.8%
GAAP effective rate including debt issuance costs			3.8%	4.0%
________________________

(1)	As of the end of the period presented.

(2)	Excludes the impact of the amortization of any debt discounts/premiums and deferred financing costs.

(3)	Includes the impact of the amortization of any debt discounts/premiums, excluding deferred financing costs.

Liquidity Uses

Contractual Obligations

Refer to our 2019 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside of the ordinary course of business, to these contractual obligations during the three months ended March 31, 2020.

Other Liquidity Uses

Development

As of March 31, 2020, we had five development projects under construction.  These projects have a total estimated investment of approximately $1.1 billion of which we have incurred approximately $585.2 million and committed an additional $492.0 million as of March 31, 2020, of which $174.0 million is currently expected to be spent through the end of 2020. In addition, as of March 31, 2020, we had three development projects in the tenant improvement phase. These projects have a total estimated investment of approximately $915.0 million of which we have incurred approximately $680.0 million, net of retention, and committed an additional $235.0 million as of March 31, 2020, of which $188.0 million is currently expected to be spent through the end of 2020. We also had two stabilized development projects and two completed phases of a residential project with a total estimated investment of $1.13 billion of which we have incurred approximately $1.09 billion and committed an additional $40.0 million as of March 31, 2020 and $34.0 million is currently expected to be spent through the end of 2020. Furthermore, we currently believe we may spend up to $15.0 million on future development pipeline projects that we expect we may commence construction on throughout the remainder of 2020.  Ultimate timing of these expenditures may fluctuate given construction progress and leasing status of the projects. Additionally, the COVID-19 pandemic, and restrictions intended to prevent its spread, could cause delays or increase costs associated with building materials or construction services necessary for construction in the future, which could adversely impact our ability to continue or complete construction as planned, on budget or at all. We expect that any material additional development activities will be funded with borrowings under the unsecured revolving credit facility, the public or private issuance of debt or equity securities, the disposition of assets under our capital recycling program, or strategic venture opportunities.

Debt Maturities

We believe our conservative leverage and staggered debt maturities provide us with financial flexibility and enhance our ability to obtain additional sources of liquidity if necessary, and, therefore, we believe we are well-positioned to refinance or repay maturing debt and to pursue our strategy of seeking attractive acquisition opportunities, which we may finance, as necessary, with future public and private issuances of debt and equity securities. However, we can provide no assurance that we will have access to the public or private debt or equity markets in the future on favorable terms or at all. Refer to “Part II – Other Information, Item IA. Risk Factors” included in this report for additional information about the potential impact of the COVID-19 pandemic, and restrictions intended to prevents its spread, on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations. Our next debt maturities occur in July 2022 and relate to our unsecured revolving credit facility and term loan facility.

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

Share Repurchases

As of March 31, 2020, 4,935,826 shares remained eligible for repurchase under a share repurchase program approved by the Company's board of directors in 2016. Under this program, repurchases may be made in open market transactions at prevailing prices or through privately negotiated transactions. We may elect to repurchase shares of our common stock under this program in the future depending upon various factors, including market conditions, the trading price of our common stock and our other uses of capital. This program does not have a termination date and repurchases may be discontinued at any time. We intend to fund repurchases, if any, primarily with the proceeds from property dispositions.

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

•
A decrease in the value of our properties, which could have an adverse effect on the Operating Partnership’s ability to incur additional debt, refinance existing debt at competitive rates, or comply with its existing debt obligations; and

•
The impact of the COVID-19 pandemic, and restrictions intended to prevents its spread, on capital and credit markets and our tenants (refer to “Part II – Other Information, Item IA. Risk Factors” of this report for additional information).

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

Debt Covenants

The unsecured revolving credit facility, unsecured term loan facility, unsecured term loan, unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key existing financial covenants and their covenant levels include:

Unsecured Credit and Term Loan Facility and Private Placement Notes (as defined in the applicable Credit Agreements):	Covenant Level	Actual Performance as of March 31, 2020
Total debt to total asset value	less than 60%	29%
Fixed charge coverage ratio	greater than 1.5x	3.4x
Unsecured debt ratio	greater than 1.67x	3.48x
Unencumbered asset pool debt service coverage	greater than 1.75x	4.02x

Unsecured Senior Notes due 2023, 2024, 2025, 2028, 2029 and 2030 (as defined in the applicable Indentures):
Total debt to total asset value	less than 60%	34%
Interest coverage	greater than 1.5x	10.4x
Secured debt to total asset value	less than 40%	2%
Unencumbered asset pool value to unsecured debt	greater than 150%	304%

The Operating Partnership was in compliance with all of its debt covenants as of March 31, 2020. Our current expectation is that the Operating Partnership will continue to meet the requirements of its debt covenants in both the short and long term. We believe the Operating Partnership has adequate cushion between actual performance and debt covenant levels. However, in the event of an economic slowdown or continued volatility in the credit markets, there is no certainty that the Operating Partnership will be able to continue to satisfy all the covenant requirements.

Consolidated Historical Cash Flow Summary

The following summary discussion of our consolidated historical cash flow is based on the consolidated statements of cash flows in Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow for the periods presented below. Changes in our cash flow include changes in cash and cash equivalents and restricted cash. Our historical cash flow activity for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 is as follows:

	Three Months Ended March 31,
	2020	2019	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$122,940	$99,790	$23,150	23.2%
Net cash used in investing activities	(211,412)	(213,532)	2,120	1.0%
Net cash provided by (used in) financing activities	790,562	(1,299)	791,861	*NM
Net increase (decrease) in cash and cash equivalents	$702,090	$(115,041)	$817,131	710.3%
________________________
* Percentage not meaningful

Operating Activities

Our cash flows from operating activities depends on numerous factors including the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, the level of operating expenses, the impact of property acquisitions, completed development projects and related financing activities, and other general and administrative costs. Our net cash provided by operating activities increased by $23.2 million, or 23.2%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to cash rents received during the three months ended March 31, 2020 from several tenants who had free rent and beneficial occupancy periods during the three months ended March 31, 2019. See additional information under the caption “—Results of Operations.”

Investing Activities

Our cash flows from investing activities is generally used to fund development and operating property acquisitions, expenditures for development projects, and recurring and nonrecurring capital expenditures for our operating properties, net of proceeds received from dispositions of real estate assets. Our net cash used in investing activities remained generally consistent for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 and was comprised of expenditures for our development program and stabilized operating properties.

Financing Activities

Our cash flows from financing activities is principally impacted by our capital raising activities, net of dividends and distributions paid to common and preferred security holders. Our net cash provided by financing activities increased by $791.9 million, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to the net proceeds received upon physical settlement of our February 2020 forward equity sale agreements pursuant to which we issued 5,750,000 shares of common stock and the forward equity sale agreements entered into during the year ended December 31, 2019 under our at-the-market program pursuant to which we issued 3,147,110 shares of common stock.

Off-Balance Sheet Arrangements

As of March 31, 2020 and as of the date this report was filed, we did not have any off-balance sheet transactions, arrangements or obligations, including contingent obligations.

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

The following table presents our FFO for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net income available to common stockholders	$39,817	$36,903
Adjustments:
Net income attributable to noncontrolling common units of the Operating Partnership	705	700
Net income attributable to noncontrolling interests in consolidated property partnerships	4,896	4,191
Depreciation and amortization of real estate assets	72,438	64,971
Funds From Operations attributable to noncontrolling interests in consolidated property partnerships	(7,683)	(6,953)
Funds From Operations (1)(2)	$110,173	$99,812
________________________

(1)	Reported amounts are attributable to common stockholders, common unitholders and restricted stock unitholders.

(2)
FFO available to common stockholders and unitholders includes amortization of deferred revenue related to tenant-funded tenant improvements of $5.0 million and $3.8 million for the three months ended March 31, 2020 and 2019, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about our market risk is disclosed in “Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and is incorporated herein by reference. There have been no material changes for the three months ended March 31, 2020, to the information provided in “Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2020, the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

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

As required by SEC Rule 13a-15(b), the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of its general partner, of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2020, the end of the period covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of its general partner concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes that occurred during the quarter covered by this report in the Operating Partnership’s internal control over financial reporting identified in connection with the evaluation referenced above that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We and our properties are subject to routine litigation incidental to our business. These matters are generally covered by insurance. As of March 31, 2020, we are not a defendant in, and our properties are not subject to, any legal proceedings that we believe, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors included in the Company’s and the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2019, other than as set forth below, which supplements the risk factors included in the Company’s and the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2019.
The ongoing COVID-19 pandemic, and restrictions intended to prevent its spread, could adversely impact our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations. The potential impact and duration of the COVID-19 pandemic or another pandemic could have repercussions across regional and global economies and financial markets. The COVID-19 pandemic in many countries continues to adversely impact global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the COVID-19 pandemic has been rapidly evolving and, as cases of the illness caused by the virus have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines and restrictions on travel. In addition, all the states where we own properties and/or have development projects (i.e., California and Washington), have reacted to the COVID-19 pandemic by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate and/or restrictions on types of construction projects that may continue, although, in certain cases, exceptions are available for essential retail, research and laboratory activities, essential building services, such as cleaning and maintenance, and certain essential construction projects. There can be no assurance that such exceptions will enable us to avoid adverse impacts on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations. For instance, approximately 10% of our total revenues for the month of March 2020 were attributable to rents from parking, retail space, co-working tenants and residential. Some of the activities of these tenants are not covered by the exceptions listed above. We have begun to see weakness and may experience a material reduction in rents from these tenants for an indeterminate period pending a cessation of the adverse impacts from the COVID-19 pandemic, and restrictions intended to prevent its spread. In addition, there can be no assurance as to how long restrictions intended to prevent the spread of COVID-19 may remain in place in the states and cities where we own properties, and even if such restrictions are lifted, they may be reinstituted at a later date. If such restrictions remain in place for an extended period of time, we may experience further reductions in rents from our tenants.
Across all property types, we collected approximately 96% of our April 2020 contractual rent billings, including from all of our top 15 tenants and excluding a rent relief program with certain retail tenants. Adjusted for the retail rent relief program, we collected 93% of contractual rent billings. Although we are and will continue to be actively engaged in rent collection efforts related to uncollected rent for such period, as well as working with certain tenants who have requested rent deferrals (particularly those occupying retail space), we can provide no assurance that such efforts or our efforts in future periods will be successful. In addition, we are and will continue to be actively engaged in discussions with certain tenants regarding the adverse impacts of the COVID-19 pandemic, and restrictions intended to prevent its spread, and may afford certain accommodations.
In addition, we may be required to continue to comply with “social distancing” at our properties and development projects and we may be subject to certain conditions, including requiring contractors to develop COVID-19 control, mitigation, and recovery plans and satisfy certain requirements before work can continue or commence. We expect to comply with any state or local requirements. Our development projects could in the future be affected by moratoriums on construction. To the extent any city issues a moratorium, we may be subject to such a moratorium unless the applicable state or city grants an exclusion for these projects because certain of our development projects may qualify as essential construction projects.
However, the ongoing COVID-19 pandemic, and restrictions intended to prevent its spread, has already had a significant adverse impact on economic and market conditions around the world, including the United States and the markets in which we own properties and/or have development projects, and could further trigger a period of sustained global and U.S. economic downturn or recession. Moreover, the ongoing COVID-19 pandemic, and restrictions intended to prevent its spread, could have significant adverse impacts on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations in a variety of ways that are difficult to predict. Such adverse impacts could depend on, among other factors:

•
the financial condition of our tenants - many of which are in the technology, media, healthcare, life sciences, entertainment and professional services industries - and their ability or willingness to pay rent in full on a timely basis;

•	state, local, federal and industry-initiated efforts that may adversely affect landlords, including us, and their ability to collect rent and/or enforce remedies for the failure to pay rent;

•	our need to restructure leases with our tenants and our ability to do so on favorable terms or at all;

•	significant job losses in the industries of our tenants, which may decrease demand for our office and retail space, causing market rental rates and property values to be negatively impacted;

•
our ability to renew leases or re-lease available space in our proprieties on favorable terms or at all, including as a result of a deterioration in the economic and market conditions in the markets in which we own properties or due to restrictions intended to prevent the spread of COVID-19 that frustrate our leasing activities;

•
a severe and prolonged disruption and instability in the global financial markets, including the debt and equity capital markets, all of which have already experienced and may continue to experience significant volatility, or deteriorations in credit and financing conditions (or a refusal or failure of one or more lenders under our revolving credit facility to fund their respective financing commitment to us) may affect our or our tenants’ ability to access capital necessary to fund our respective business operations or replace or renew maturing liabilities on a timely basis, on attractive terms or at all and may adversely affect the valuation of financial assets and liabilities, any of which could affect our and our tenants’ ability to meet liquidity and capital expenditure requirements;

•	a reduction in the values of our properties that could result in impairments or limit our ability to dispose of them at attractive prices or obtain debt financing secured by our properties;

•
complete or partial shutdowns of one or more of our tenants’ manufacturing facilities or distribution centers, temporary or long-term disruptions in our tenants’ supply chains from local, national and international suppliers or delays in the delivery of products, services or other materials necessary for our tenants’ operations, which could force our tenants to reduce, delay or eliminate offerings of their products and services, reduce or eliminate their revenues and liquidity and/or result in their bankruptcy or insolvency;

•
our ability to avoid delays or cost increases associated with building materials or construction services necessary for construction that could adversely impact our ability to continue or complete construction as planned, on budget or at all;

•
our and our tenants’ ability to manage our respective businesses to the extent our and their management or personnel are impacted in significant numbers by the COVID-19 pandemic and are not willing, available or allowed to conduct work; and

•	our and our tenants’ ability to ensure business continuity in the event our continuity of operations plan is not effective or improperly implemented or deployed during the COVID-19 pandemic.
The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the COVID-19 pandemic or restrictions intended to prevent its spread. Nevertheless, the ongoing COVID-19 pandemic, and restrictions intended to prevent its spread, and the current financial, economic and capital markets environment and future developments in these and other areas present material risks and uncertainties with respect to our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and could also have a material adverse effect on the market value of our securities. Moreover, to the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks set forth in this “Risk Factors” section and beginning on page 15 of the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities: None.

(b) Use of Proceeds from Registered Securities: None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

The table below reflects our purchases of common stock during each of the three months in the three-month period ended
March 31, 2020.

Period	Total Number of Shares of Stock Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs
January 1, 2020 - January 31, 2020	41,025	$82.04	—	—
February 1, 2020 - February 29, 2020	75,808	82.56	—	—
March 1, 2020 - March 31, 2020	612	78.68	—	—
Total	117,445	$82.36	—	—
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

101.1
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the quarter ended March 31, 2020, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to the Consolidated Financial Statements (unaudited).(1)

104.1*	Cover Page Interactive Data File - The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
_______________

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.
(1)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2020.

KILROY REALTY CORPORATION

By:	/s/ John Kilroy
John Kilroy President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Tyler H. Rose
Tyler H. Rose Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Merryl E. Werber
Merryl E. Werber Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2020.

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