Form 10-Q
period 2020-09-30
KILROY REALTY CORP; Kilroy Realty, L.P.
filed 2020-10-29
CIK 1025996, 1493976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Kilroy Realty Corporation Yes  ☐     No   ☑
Kilroy Realty, L.P. Yes  ☐     No   ☑
As of October 23, 2020, 115,251,136 shares of Kilroy Realty Corporation common stock, par value $.01 per share, were outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2020 of Kilroy Realty Corporation and Kilroy Realty, L.P. Unless stated otherwise or the context otherwise requires, references to “Kilroy Realty Corporation” or the “Company,” “we,” “our,” and “us” mean Kilroy Realty Corporation, a Maryland corporation, and its controlled and consolidated subsidiaries, and references to “Kilroy Realty, L.P.” or the “Operating Partnership” mean Kilroy Realty, L.P., a Delaware limited partnership and its controlled and consolidated subsidiaries.
The Company is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of September 30, 2020, the Company owned an approximate 98.4% common general partnership interest in the Operating Partnership. The remaining approximate 1.6% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of the Company. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions, and refinancings and cause changes in its line of business, capital structure and distribution policies.
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
Noncontrolling interests, stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership. The common limited partnership interests in the Operating Partnership are accounted for as partners’ capital in the Operating Partnership’s financial statements and, to the extent not held by the Company, as noncontrolling interests in the Company’s financial statements. The differences between stockholders’ equity, partners’ capital and noncontrolling interest result from the differences in the equity issued by the Company and the Operating Partnership.
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

i

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
QUARTERLY REPORT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY CORPORATION

KILROY REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share data)

	September 30, 2020	December 31, 2019
ASSETS
REAL ESTATE ASSETS:
Land and improvements	$1,612,224	$1,466,166
Buildings and improvements	6,535,637	5,866,477
Undeveloped land and construction in progress	1,938,923	2,296,130
Total real estate assets held for investment	10,086,784	9,628,773
Accumulated depreciation and amortization	(1,744,325)	(1,561,361)
Total real estate assets held for investment, net	8,342,459	8,067,412
CASH AND CASH EQUIVALENTS (Note 4)	849,009	60,044
RESTRICTED CASH	16,300	16,300
MARKETABLE SECURITIES (Note 10)	25,073	27,098
CURRENT RECEIVABLES, NET	16,083	26,489
DEFERRED RENT RECEIVABLES, NET	375,939	337,937
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET	208,306	212,805
RIGHT OF USE GROUND LEASE ASSETS (Note 9)	95,733	96,348
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 2)	55,706	55,661
TOTAL ASSETS	$9,984,608	$8,900,094
LIABILITIES AND EQUITY
LIABILITIES:
Secured debt, net (Notes 3 and 10)	$254,854	$258,593
Unsecured debt, net (Notes 3, and 10)	3,668,976	3,049,185
Unsecured line of credit (Notes 3 and 10)	—	245,000
Accounts payable, accrued expenses and other liabilities	458,421	418,848
Ground lease liabilities (Note 9)	97,936	98,400
Accrued dividends and distributions (Note 15)	59,416	53,219
Deferred revenue and acquisition-related intangible liabilities, net	131,558	139,488
Rents received in advance and tenant security deposits	61,483	66,503
Total liabilities	4,732,644	4,329,236
COMMITMENTS AND CONTINGENCIES (Note 9)
EQUITY:
Stockholders’ Equity (Note 4):
Common stock, $.01 par value, 280,000,000 and 150,000,000 shares authorized, respectively, 115,247,221 and 106,016,287 shares issued and outstanding, respectively	1,152	1,060
Additional paid-in capital	5,089,926	4,350,917
Distributions in excess of earnings	(122,936)	(58,467)
Total stockholders’ equity	4,968,142	4,293,510
Noncontrolling Interests (Notes 1 and 5):
Common units of the Operating Partnership	83,226	81,917
Noncontrolling interests in consolidated property partnerships	200,596	195,431
Total noncontrolling interests	283,822	277,348
Total equity	5,251,964	4,570,858
TOTAL LIABILITIES AND EQUITY	$9,984,608	$8,900,094

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUES
Rental income (Note 8)	$227,122	$212,321	$664,111	$609,332
Other property income	1,192	3,204	4,954	7,887
Total revenues	228,314	215,525	669,065	617,219
EXPENSES
Property expenses	39,236	41,308	116,048	117,993
Real estate taxes	23,868	19,998	67,924	56,563
Ground leases (Note 9)	2,119	2,049	6,766	6,135
General and administrative expenses (Notes 7 and 10)	18,572	22,576	76,179	65,774
Leasing costs	986	1,192	3,772	5,599
Depreciation and amortization	71,863	69,230	226,318	203,617
Total expenses	156,644	156,353	497,007	455,681
OTHER (EXPENSES) INCOME
Interest income and other net investment gain (Note 10)	1,869	761	1,579	3,205
Interest expense (Note 3)	(19,468)	(11,635)	(49,796)	(34,605)
Gains on sales of depreciable operating properties	—	—	—	7,169
Total other (expenses) income	(17,599)	(10,874)	(48,217)	(24,231)
NET INCOME	54,071	48,298	123,841	137,307
Net income attributable to noncontrolling common units of the Operating Partnership	(785)	(852)	(1,857)	(2,423)
Net income attributable to noncontrolling interests in consolidated property partnerships	(4,258)	(3,600)	(13,521)	(11,941)
Total income attributable to noncontrolling interests	(5,043)	(4,452)	(15,378)	(14,364)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$49,028	$43,846	$108,463	$122,943
Net income available to common stockholders per share – basic (Note 11)	$0.42	$0.41	$0.95	$1.19
Net income available to common stockholders per share – diluted (Note 11)	$0.42	$0.41	$0.95	$1.18
Weighted average common shares outstanding – basic (Note 11)	115,226,324	104,841,176	112,405,817	102,252,739
Weighted average common shares outstanding – diluted (Note 11)	115,667,657	105,359,904	112,875,875	102,872,436

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share and per share/unit data)

	Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AS OF DECEMBER 31, 2019	106,016,287	$1,060	$4,350,917	$(58,467)	$4,293,510	$277,348	$4,570,858
Net income				39,817	39,817	5,601	45,418
Issuance of common stock (Note 4)	8,897,110	89	721,705		721,794		721,794
Issuance of share-based compensation awards			1,720		1,720		1,720
Non-cash amortization of share-based compensation (Note 7)			8,653		8,653		8,653
Settlement of restricted stock units for shares of common stock	269,972	3	(3)		—		—
Repurchase of common stock, stock options and restricted stock units	(117,445)	(1)	(9,798)		(9,799)		(9,799)
Exchange of common units of the Operating Partnership	2,000	—	81		81	(81)	—
Distributions to noncontrolling interests in consolidated property partnerships					—	(2,617)	(2,617)
Adjustment for noncontrolling interest			(6,094)		(6,094)	6,094	—
Dividends declared per common share and common unit ($0.485 per share/unit)				(57,532)	(57,532)	(980)	(58,512)
BALANCE AS OF MARCH 31, 2020	115,067,924	1,151	5,067,181	(76,182)	4,992,150	285,365	5,277,515
Net income				19,618	19,618	4,734	24,352
Issuance of common stock	—	—	(45)		(45)		(45)
Issuance of share-based compensation awards			805		805		805
Non-cash amortization of share-based compensation (Note 7)			13,576		13,576		13,576
Settlement of restricted stock units for shares of common stock	33,581	—	—		—		—
Repurchase of common stock, stock options and restricted stock units	(11,668)	—	(735)		(735)		(735)
Exchange of common units of the Operating Partnership	86,701	1	3,761		3,762	(3,762)	—
Distributions to noncontrolling interests in consolidated property partnerships					—	(4,281)	(4,281)
Adjustment for noncontrolling interest			(181)		(181)	181	—
Dividends declared per common share and common unit ($0.485 per share/unit)				(56,659)	(56,659)	(939)	(57,598)
BALANCE AS OF JUNE 30, 2020	115,176,538	1,152	5,084,362	(113,223)	4,972,291	281,298	5,253,589
Net income				49,028	49,028	5,043	54,071
Issuance of common stock	—	—	(74)		(74)		(74)
Issuance of share-based compensation awards			1,101		1,101		1,101
Non-cash amortization of share-based compensation (Note 7)			7,794		7,794		7,794
Settlement of restricted stock units for shares of common stock	126,740	1	(1)		—		—
Repurchase of common stock, stock options and restricted stock units	(59,069)	(1)	(3,352)		(3,353)		(3,353)
Exchange of common units of the Operating Partnership	3,012	—	129		129	(129)	—
Distributions to noncontrolling interests in consolidated property partnerships					—	(1,458)	(1,458)
Adjustment for noncontrolling interest			(33)		(33)	33	—
Dividends declared per common share and common unit ($0.50 per share/unit)				(58,741)	(58,741)	(965)	(59,706)
BALANCE AS OF SEPTEMBER 30, 2020	115,247,221	$1,152	$5,089,926	$(122,936)	$4,968,142	$283,822	$5,251,964

	Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AS OF DECEMBER 31, 2018	100,746,988	$1,007	$3,976,953	$(48,053)	$3,929,907	$271,354	$4,201,261
Net income				36,903	36,903	4,891	41,794
Opening adjustment to Distributions in Excess of Earnings upon adoption of ASC 842				(3,146)	(3,146)		(3,146)
Issuance of share-based compensation awards			2,210		2,210		2,210
Non-cash amortization of share-based compensation			8,817		8,817		8,817
Settlement of restricted stock units for shares of common stock	393,240	4	(4)		—		—
Repurchase of common stock, stock options and restricted stock units	(175,204)	(1)	(12,129)		(12,130)		(12,130)
Exchange of common units of the Operating Partnership	2,000	—	78		78	(78)	—
Distributions to noncontrolling interests in consolidated property partnerships					—	(6,309)	(6,309)
Adjustment for noncontrolling interest			279		279	(279)	—
Dividends declared per common share and common unit ($0.455 per share/unit)				(48,394)	(48,394)	(921)	(49,315)
BALANCE AS OF MARCH 31, 2019	100,967,024	1,010	3,976,204	(62,690)	3,914,524	268,658	4,183,182
Net income				42,194	42,194	5,021	47,215
Issuance of share-based compensation awards			820		820		820
Non-cash amortization of share-based compensation			8,732		8,732		8,732
Exercise of stock options	1,500	—	64		64		64
Settlement of restricted stock units for shares of common stock	16,270	—	—		—		—
Repurchase and cancellation of common stock, stock options, and restricted stock units	(12,759)	—	(793)		(793)		(793)
Distributions to noncontrolling interests in consolidated property partnerships					—	(1,487)	(1,487)
Adjustment for noncontrolling interest			(160)		(160)	160	—
Dividends declared per common share and common unit ($0.485 per share/unit)				(49,849)	(49,849)	(981)	(50,830)
BALANCE AS OF JUNE 30, 2019	100,972,035	1,010	3,984,867	(70,345)	3,915,532	271,371	4,186,903
Net income				43,846	43,846	4,452	48,298
Issuance of common stock	5,000,000	50	353,854		353,904		353,904
Issuance of share-based compensation awards			839		839		839
Non-cash amortization of share-based compensation (Note 7)			6,808		6,808		6,808
Exercise of stock options	15,000	—	639		639		639
Settlement of restricted stock units for shares of common stock	46,149	1	(1)		—		—
Repurchase and cancellation of common stock, stock options, and restricted stock units	(21,268)	(1)	(1,651)		(1,652)		(1,652)
Distributions to noncontrolling interests in consolidated property partnerships					—	(3,041)	(3,041)
Adjustment for noncontrolling interest			(3,059)		(3,059)	3,059	—
Dividends declared per common share and common unit ($0.485 per share/unit)				(52,208)	(52,208)	(981)	(53,189)
BALANCE AS OF SEPTEMBER 30, 2019	106,011,916	$1,060	$4,342,296	$(78,707)	$4,264,649	$274,860	$4,539,509

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$123,841	$137,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	218,841	199,967
Depreciation of non-real estate furniture, fixtures and equipment	7,477	3,650
Revenue reversals (recoveries) for doubtful accounts (Note 8)	14,205	(3,685)
Non-cash amortization of share-based compensation awards	24,290	20,200
Non-cash amortization of deferred financing costs and debt discounts and premiums	2,252	911
Non-cash amortization of net below market rents	(6,269)	(6,241)
Gain on sale of depreciable operating properties	—	(7,169)
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements	(13,114)	(14,947)
Straight-line rents	(51,890)	(48,725)
Amortization of right of use ground lease assets	615	453
Net change in other operating assets	(4,245)	(24,752)
Net change in other operating liabilities	47,977	44,421
Net cash provided by operating activities	363,980	301,390
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for development properties and undeveloped land	(386,237)	(554,951)
Expenditures for operating properties and other capital assets	(89,464)	(99,479)
Expenditures for acquisition of undeveloped land	—	(40,027)
Net proceeds received from dispositions	—	17,271
Net increase in acquisition-related deposits	—	(49,998)
Net cash used in investing activities	(475,701)	(727,184)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock (Note 4)	721,675	353,904
Proceeds from the issuance of unsecured debt (Note 3)	772,297	499,390
Borrowings on unsecured revolving credit facility (Note 3)	190,000	630,000
Repayments on unsecured revolving credit facility (Note 3)	(435,000)	(675,000)
Principal payments and repayments of secured debt (Note 3)	(3,834)	(75,844)
Repayments of unsecured debt	(150,000)	—
Financing costs	(6,216)	(5,548)
Repurchase of common stock and restricted stock units	(13,887)	(14,269)
Distributions to noncontrolling interests in consolidated property partnerships	(8,363)	(10,844)
Dividends and distributions paid to common stockholders and common unitholders	(165,986)	(143,812)
Proceeds from exercise of stock options	—	703
Net cash provided by financing activities	900,686	558,680
Net increase in cash and cash equivalents and restricted cash	788,965	132,886
Cash and cash equivalents and restricted cash, beginning of period	76,344	171,034
Cash and cash equivalents and restricted cash, end of period	$865,309	$303,920

See accompanying notes to consolidated financial statements.

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY, L.P.

KILROY REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except unit data)

	September 30, 2020	December 31, 2019
ASSETS
REAL ESTATE ASSETS:
Land and improvements	$1,612,224	$1,466,166
Buildings and improvements	6,535,637	5,866,477
Undeveloped land and construction in progress	1,938,923	2,296,130
Total real estate assets held for investment	10,086,784	9,628,773
Accumulated depreciation and amortization	(1,744,325)	(1,561,361)
Total real estate assets held for investment, net	8,342,459	8,067,412
CASH AND CASH EQUIVALENTS (Note 4)	849,009	60,044
RESTRICTED CASH	16,300	16,300
MARKETABLE SECURITIES (Note 10)	25,073	27,098
CURRENT RECEIVABLES, NET	16,083	26,489
DEFERRED RENT RECEIVABLES, NET	375,939	337,937
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET	208,306	212,805
RIGHT OF USE GROUND LEASE ASSETS (Note 9)	95,733	96,348
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 2)	55,706	55,661
TOTAL ASSETS	$9,984,608	$8,900,094
LIABILITIES AND CAPITAL
LIABILITIES:
Secured debt, net (Notes 3 and 10)	$254,854	$258,593
Unsecured debt, net (Notes 3, 10)	3,668,976	3,049,185
Unsecured line of credit (Notes 3 and 10)	—	245,000
Accounts payable, accrued expenses and other liabilities	458,421	418,848
Ground lease liabilities (Note 9)	97,936	98,400
Accrued distributions (Note 15)	59,416	53,219
Deferred revenue and acquisition-related intangible liabilities, net	131,558	139,488
Rents received in advance and tenant security deposits	61,483	66,503
Total liabilities	4,732,644	4,329,236
COMMITMENTS AND CONTINGENCIES (Note 9)
CAPITAL:
Common units, 115,247,221 and 106,016,287 held by the general partner and 1,931,574 and 2,023,287 held by common limited partners issued and outstanding, respectively (Note 6)	5,051,368	4,369,758
Noncontrolling interests in consolidated property partnerships and subsidiaries (Note 1)	200,596	201,100
Total capital	5,251,964	4,570,858
TOTAL LIABILITIES AND CAPITAL	$9,984,608	$8,900,094

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUES
Rental income (Note 8)	$227,122	$212,321	$664,111	$609,332
Other property income	1,192	3,204	4,954	7,887
Total revenues	228,314	215,525	669,065	617,219
EXPENSES
Property expenses	39,236	41,308	116,048	117,993
Real estate taxes	23,868	19,998	67,924	56,563
Ground leases (Note 9)	2,119	2,049	6,766	6,135
General and administrative expenses (Notes 7 and 10)	18,572	22,576	76,179	65,774
Leasing costs	986	1,192	3,772	5,599
Depreciation and amortization	71,863	69,230	226,318	203,617
Total expenses	156,644	156,353	497,007	455,681
OTHER (EXPENSES) INCOME
Interest income and other net investment gain (Note 10)	1,869	761	1,579	3,205
Interest expense (Note 3)	(19,468)	(11,635)	(49,796)	(34,605)
Gains on sales of depreciable operating properties	—	—	—	7,169
Total other (expenses) income	(17,599)	(10,874)	(48,217)	(24,231)
NET INCOME	54,071	48,298	123,841	137,307
Net income attributable to noncontrolling interests in consolidated property partnerships and subsidiaries	(4,343)	(3,709)	(13,886)	(12,309)
NET INCOME AVAILABLE TO COMMON UNITHOLDERS	$49,728	$44,589	$109,955	$124,998
Net income available to common unitholders per unit – basic (Note 12)	$0.42	$0.41	$0.95	$1.18
Net income available to common unitholders per unit – diluted (Note 12)	$0.42	$0.41	$0.94	$1.18
Weighted average common units outstanding – basic (Note 12)	117,158,160	106,864,463	114,394,706	104,276,187
Weighted average common units outstanding – diluted (Note 12)	117,599,493	107,383,191	114,864,764	104,895,884

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(Unaudited; in thousands, except unit and per unit data)

	Partners’ Capital		Noncontrolling Interests in Consolidated Property Partnerships and Subsidiaries
	Number of Common Units	Common Units		Total Capital
BALANCE AS OF DECEMBER 31, 2019	108,039,574	$4,369,758	$201,100	$4,570,858
Net income		40,389	5,029	45,418
Issuance of common units (Note 4)	8,897,110	721,794		721,794
Issuance of share-based compensation awards		1,720		1,720
Non-cash amortization of share-based compensation (Note 7)		8,653		8,653
Settlement of restricted stock units	269,972	—		—
Repurchase of common units, stock options and restricted stock units	(117,445)	(9,799)		(9,799)
Distributions to noncontrolling interests in consolidated property partnerships			(2,617)	(2,617)
Distributions declared per common unit ($0.485 per unit)		(58,512)		(58,512)
BALANCE AS OF MARCH 31, 2020	117,089,211	5,074,003	203,512	5,277,515
Net income		19,838	4,514	24,352
Issuance of common units	—	(45)		(45)
Issuance of share-based compensation awards		805		805
Non-cash amortization of share-based compensation (Note 7)		13,576		13,576
Settlement of restricted stock units	33,581	—		—
Repurchase of common units, stock options and restricted stock units	(11,668)	(735)		(735)
Distributions to noncontrolling interests in consolidated property partnerships			(4,281)	(4,281)
Distributions declared per common unit ($0.485 per unit)		(57,598)		(57,598)
BALANCE AS OF JUNE 30, 2020	117,111,124	5,049,844	203,745	5,253,589
Net income		49,728	4,343	54,071
Issuance of common units	—	(74)		(74)
Issuance of share-based compensation awards		1,101		1,101
Non-cash amortization of share-based compensation (Note 7)		7,794		7,794
Settlement of restricted stock units	126,740	—		—
Repurchase of common units, stock options and restricted stock units	(59,069)	(3,353)		(3,353)
Contribution of noncontrolling interests in consolidated subsidiary		6,034	(6,034)	—
Distributions to noncontrolling interests in consolidated property partnerships			(1,458)	(1,458)
Distributions declared per common unit ($0.50 per unit)		(59,706)		(59,706)
BALANCE AS OF SEPTEMBER 30, 2020	117,178,795	$5,051,368	$200,596	$5,251,964

	Partners’ Capital		Noncontrolling Interests in Consolidated Property Partnerships and Subsidiaries
	Number of Common Units	Common Units		Total Capital
BALANCE AS OF DECEMBER 31, 2018	102,772,275	$4,003,700	$197,561	$4,201,261
Net income		37,508	4,286	41,794
Opening adjustment to Partners’ Capital upon adoption of ASC 842		(3,146)		(3,146)
Issuance of share-based compensation awards		2,210		2,210
Non-cash amortization of share-based compensation		8,817		8,817
Settlement of restricted stock units	393,240	—		—
Repurchase of common units, stock options and restricted stock units	(175,204)	(12,130)		(12,130)
Distributions to noncontrolling interests in consolidated property partnerships			(6,309)	(6,309)
Distributions declared per common unit ($0.455 per unit)		(49,315)		(49,315)
BALANCE AS OF MARCH 31, 2019	102,990,311	3,987,644	195,538	4,183,182
Net income		42,901	4,314	47,215
Issuance of share-based compensation awards		820		820
Non-cash amortization of share-based compensation		8,732		8,732
Exercise of stock options	1,500	64		64
Settlement of restricted stock units	16,270	—		—
Repurchase and cancellation of common units, stock options, and restricted stock units	(12,759)	(793)		(793)
Distributions to noncontrolling interests in consolidated property partnerships			(1,487)	(1,487)
Distributions declared per common unit ($0.485 per unit)		(50,830)		(50,830)
BALANCE AS OF JUNE 30, 2019	102,995,322	3,988,538	198,365	4,186,903
Net income		44,589	3,709	48,298
Issuance of common units	5,000,000	353,904		353,904
Issuance of share-based compensation awards	—	839		839
Non-cash amortization of share-based compensation (Note 7)		6,808		6,808
Exercise of stock options	15,000	639		639
Settlement of restricted stock units	46,149	—		—
Repurchase and cancellation of common units, stock options, and restricted stock units	(21,268)	(1,652)		(1,652)
Distributions to noncontrolling interests in consolidated property partnerships			(3,041)	(3,041)
Distributions declared per common unit ($0.485 per unit)		(53,189)		(53,189)
BALANCE AS OF SEPTEMBER 30, 2019	108,035,203	$4,340,476	$199,033	$4,539,509

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$123,841	$137,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	218,841	199,967
Depreciation of non-real estate furniture, fixtures and equipment	7,477	3,650
Revenue reversals (recoveries) for doubtful accounts (Note 8)	14,205	(3,685)
Non-cash amortization of share-based compensation awards	24,290	20,200
Non-cash amortization of deferred financing costs and debt discounts and premiums	2,252	911
Non-cash amortization of net below market rents	(6,269)	(6,241)
Gain on sale of depreciable operating properties	—	(7,169)
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements	(13,114)	(14,947)
Straight-line rents	(51,890)	(48,725)
Amortization of right of use ground lease assets	615	453
Net change in other operating assets	(4,245)	(24,752)
Net change in other operating liabilities	47,977	44,421
Net cash provided by operating activities	363,980	301,390
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for development properties and undeveloped land	(386,237)	(554,951)
Expenditures for operating properties and other capital assets	(89,464)	(99,479)
Expenditures for acquisition of undeveloped land	—	(40,027)
Net proceeds received from dispositions	—	17,271
Net decrease in acquisition-related deposits	—	(49,998)
Net cash used in investing activities	(475,701)	(727,184)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common units (Note 4)	721,675	353,904
Proceeds from the issuance of unsecured debt (Note 3)	772,297	499,390
Borrowings on unsecured revolving credit facility (Note 3)	190,000	630,000
Repayments on unsecured revolving credit facility (Note 3)	(435,000)	(675,000)
Principal payments and repayments of secured debt (Note 3)	(3,834)	(75,844)
Repayments of unsecured debt	(150,000)	—
Financing costs	(6,216)	(5,548)
Repurchase of common units and restricted stock units	(13,887)	(14,269)
Distributions to noncontrolling interests in consolidated property partnerships	(8,363)	(10,844)
Dividends and distributions paid to common stockholders and common unitholders	(165,986)	(143,812)
Proceeds from exercise of stock options	—	703
Net cash provided by financing activities	900,686	558,680
Net increase in cash and cash equivalents and restricted cash	788,965	132,886
Cash and cash equivalents and restricted cash, beginning of period	76,344	171,034
Cash and cash equivalents and restricted cash, end of period	$865,309	$303,920

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

We own our interests in all of our real estate assets through Kilroy Realty, L.P. (the “Operating Partnership”). We generally conduct substantially all of our operations through the Operating Partnership. Unless stated otherwise or the context indicates otherwise, the terms “Kilroy Realty Corporation” or the “Company,” “we,” “our,” and “us” refer to Kilroy Realty Corporation and its consolidated subsidiaries and the term “Operating Partnership” refers to Kilroy Realty, L.P. and its consolidated subsidiaries. The descriptions of our business, employees and properties apply to both the Company and the Operating Partnership.

Our stabilized portfolio of operating properties was comprised of the following properties at September 30, 2020:

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied	Percentage Leased
Stabilized Office Properties (1)	114	14,329,607	461	92.2%	95.5%

________________________

(1)	Includes stabilized retail space.

	Number of Buildings	Number of Units	2020 Average Occupancy
Stabilized Residential Property	1	200	87.8%

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

During the nine months ended September 30, 2020, we added two development projects to our stabilized portfolio consisting of 750,370 square feet of office space in San Francisco, California and 95,871 square feet of retail space in San Diego, California. As of September 30, 2020, the following properties were excluded from our stabilized portfolio. We did not have any redevelopment properties or properties held for sale at September 30, 2020.

	Number of Properties/Projects	Estimated Rentable Square Feet (1) / Units
In-process development projects - tenant improvement	4	1,435,000
In-process development projects - under construction (2)	3	856,000
Completed residential development project (3)	1	608 units

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

________________________

(1)	Estimated rentable square feet upon completion.

(2)	In addition to the estimated office and life science rentable square feet noted above, development projects under construction also include 193 residential units.

(3)	Represents all three recently completed residential phases of our mixed-use development in San Diego, California that are not yet stabilized.

Our stabilized portfolio also excludes our future development pipeline, which as of September 30, 2020 was comprised of five future development sites, representing approximately 61 gross acres of undeveloped land.

As of September 30, 2020, all of our properties and development projects were owned and all of our business was conducted in the state of California with the exception of eight office properties, one development project in the tenant improvement phase and one future development project located in the state of Washington. All of our properties and development projects are 100% owned, excluding four office properties owned by three consolidated property partnerships. Two of the three consolidated property partnerships, 100 First Street Member, LLC (“100 First LLC”) and 303 Second Street Member, LLC (“303 Second LLC”), each owned one office property in San Francisco, California through subsidiary REITs. As of September 30, 2020, the Company owned a 56% common equity interest in both 100 First LLC and 303 Second LLC. The third consolidated property partnership, Redwood City Partners, LLC (“Redwood LLC”) owned two office properties in Redwood City, California. As of September 30, 2020, the Company owned an approximate 93% common equity interest in Redwood LLC. The remaining interests in all three property partnerships were owned by unrelated third parties.

Ownership and Basis of Presentation

The consolidated financial statements of the Company include the consolidated financial position and results of operations of the Company, the Operating Partnership, 303 Second LLC, 100 First LLC, Redwood LLC and all of our wholly-owned and controlled subsidiaries. The consolidated financial statements of the Operating Partnership include the consolidated financial position and results of operations of the Operating Partnership, 303 Second LLC, 100 First LLC, Redwood LLC and all of our wholly-owned and controlled subsidiaries. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

As of September 30, 2020, the Company owned an approximate 98.4% common general partnership interest in the Operating Partnership. The remaining approximate 1.6% common limited partnership interest in the Operating Partnership as of September 30, 2020 was owned by non-affiliated investors and certain of our executive officers and directors. Both the general and limited common partnership interests in the Operating Partnership are denominated in common units. Generally, the number of common units held by the Company is equivalent to the number of outstanding shares of the Company’s common stock, and the rights of all the common units to quarterly distributions and payments in liquidation mirror those of the Company’s common stockholders. The common limited partners have certain redemption rights as provided in the Operating Partnership’s Seventh Amended and Restated Agreement of Limited Partnership, as amended, the “Partnership Agreement”. With the exception of the Operating Partnership and our consolidated property partnerships, all of our subsidiaries are wholly-owned.

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

Variable Interest Entities
The Operating Partnership is a variable interest entity (“VIE”) that is consolidated by the Company as the primary beneficiary as the Operating Partnership is a limited partnership in which the common limited partners do not have substantive kick-out or participating rights. At September 30, 2020, the consolidated financial statements of the Company included two VIEs in addition to the Operating Partnership: 100 First LLC and 303 Second LLC. At September 30, 2020, the Company and the Operating Partnership were determined to be the primary beneficiaries of these two VIEs since we had the ability to control the activities that most significantly impact each of the VIEs’ economic performance. As of September 30, 2020, the two VIEs’ total assets, liabilities and noncontrolling interests included on our consolidated balance sheet were approximately $477.6 million (of which $395.0 million related to real estate held for investment), approximately $35.3 million and approximately $194.9 million,

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

respectively. Revenues, income and net assets generated by 100 First LLC and 303 Second LLC may only be used to settle their contractual obligations, which primarily consist of operating expenses, capital expenditures and required distributions.

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
COVID-19 Pandemic

The global impact of the COVID-19 pandemic continues to evolve rapidly and, as cases of the illness caused by the virus have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting or re-instituting quarantines and restrictions on travel. In addition, all the states where we own properties and/or have development projects (i.e., California and Washington), have reacted to the COVID-19 pandemic by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate and/or restrictions on types of construction projects that may continue.

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

2.    Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net consisted of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(in thousands)
Furniture, fixtures and other long-lived assets, net	$42,899	$35,286
Prepaid expenses	12,807	18,724
Note receivable (1)	—	1,651
Total prepaid expenses and other assets, net	$55,706	$55,661

________________________

(1)
During the nine months ended September 30, 2020, the balance of the note receivable was written-off and the note receivable was placed on non-accrual status. We do not recognize interest income on non-accrual financing receivables. As of December 31, 2019 the note receivable was shown net of a valuation allowance of approximately $3.6 million.

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

Unsecured Senior Notes - Registered Offering

In August 2020, the Operating Partnership issued $425.0 million aggregate principal amount of green unsecured senior notes in a registered public offering. The outstanding balance of the unsecured senior notes is included in unsecured debt, net of an initial issuance discount of $2.7 million, on our consolidated balance sheets. The unsecured senior notes, which are scheduled to mature on November 15, 2032, require semi-annual interest payments each May and November based on a stated annual interest rate of 2.500%. The Operating Partnership may redeem the notes at any time prior to August 15, 2032, either in whole or in part, subject to the payment of an early redemption premium prior to a par call option period commencing three months prior to maturity.

Unsecured Senior Notes - Private Placement

In April 2020, the Operating Partnership entered into a Note Purchase Agreement in connection with the issuance and sale of $350.0 million principal amount of the Operating Partnership’s 4.27% Senior Notes due January 31, 2031 (the “Notes”), pursuant to a private placement. The Notes mature on their due date, unless earlier redeemed or prepaid pursuant to the terms of the Note Purchase Agreement. Interest on the Notes is payable semi-annually in arrears on April 18 and October 18 of each year beginning October 18, 2020.

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

Unsecured Revolving Credit Facility and Term Loan Facility

The following table summarizes the balance and terms of our unsecured revolving credit facility as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(in thousands)
Outstanding borrowings	$—	$245,000
Remaining borrowing capacity	750,000	505,000
Total borrowing capacity (1)	$750,000	$750,000
Interest rate (2)	1.15%	2.76%
Facility fee-annual rate (3)	0.200%
Maturity date	July 2022
________________________

(1)
We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $600.0 million under an accordion feature under the terms of the unsecured revolving credit facility and unsecured term loan facility.

(2)	Our unsecured revolving credit facility interest rate was calculated based on the contractual rate of LIBOR plus 1.000% as of September 30, 2020 and December 31, 2019.

(3)
Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of September 30, 2020 and December 31, 2019, $2.4 million and $3.4 million of unamortized deferred financing costs, respectively, which are included in prepaid expenses and other assets, net on our consolidated balance sheets, remained to be amortized through the maturity date of our unsecured revolving credit facility.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In August 2020, the Company repaid in full the $150.0 million unsecured term loan facility. The following table summarizes the balance and terms of our unsecured term loan facility as of December 31, 2019:

December 31, 2019
(in thousands)
Outstanding borrowings	$150,000
Remaining borrowing capacity	—
Total borrowing capacity (1)	$150,000
Interest rate (2)	2.85%
Undrawn facility fee-annual rate	0.200%
Maturity date	July 2022
________________________

(1)	As of December 31, 2019, $0.7 million of unamortized deferred financing costs remained to be amortized through the maturity date of our unsecured term loan facility.

(2)	Our unsecured term loan facility interest rate was calculated based on the contractual rate of LIBOR plus 1.100% as of December 31, 2019.

Debt Covenants and Restrictions

The unsecured revolving credit facility, the unsecured term loan facility, the unsecured senior notes, the Series A and B Notes due 2026, Series A and B Notes due 2027 and 2029, and Notes due 2031 and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a minimum fixed-charge coverage ratio, a minimum unsecured debt ratio and a minimum unencumbered asset pool debt service coverage ratio. Noncompliance with one or more of the covenants and restrictions could result in the full principal balance of the associated debt becoming immediately due and payable. We believe we were in compliance with all of our debt covenants as of September 30, 2020.

Debt Maturities

The following table summarizes the stated debt maturities and scheduled amortization payments as of September 30, 2020:

Year	(in thousands)
Remaining 2020	$1,304
2021	5,342
2022	5,554
2023	305,775
2024	431,006
2025	406,245
Thereafter	2,800,442
Total aggregate principal value (1)	$3,955,668
________________________

(1)
Includes gross principal balance of outstanding debt before the effect of the following at September 30, 2020: $23.3 million of unamortized deferred financing costs for the unsecured senior notes and secured debt and $8.5 million of unamortized discounts for the unsecured senior notes.

Capitalized Interest and Loan Fees

The following table sets forth gross interest expense, including debt discount/premium and deferred financing cost amortization, net of capitalized interest, for the three and nine months ended September 30, 2020 and 2019. The interest expense capitalized was recorded as a cost of development and increased the carrying value of undeveloped land and construction in progress.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Gross interest expense	$38,807	$32,220	$111,069	$95,507
Capitalized interest and deferred financing costs	(19,339)	(20,585)	(61,273)	(60,902)
Interest expense	$19,468	$11,635	$49,796	$34,605

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

In March 2020, the Company physically settled all forward equity sale agreements entered into in 2019. Upon settlement, the Company issued 3,147,110 shares of common stock for net proceeds of $247.3 million and contributed the net proceeds to the Operating Partnership in exchange for an equal number of units in the Operating Partnership. We did not enter into any forward equity sale agreements under our at-the-market program during the nine months ended September 30, 2020.

Since commencement of our current at-the-market program, we have completed sales of 3,594,576 shares of common stock through September 30, 2020. As of September 30, 2020, we may offer and sell shares of our common stock having an aggregate gross sales price up to approximately $214.2 million under our current at-the-market program.

The Company did not complete any direct sales of common stock under the program during the three or nine months ended September 30, 2020. The following table sets forth information regarding settlements of forward equity sale agreements under our at-the-market offering program for the nine months ended September 30, 2020:

Nine Months Ended September 30, 2020
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

5.    Noncontrolling Interests on the Company’s Consolidated Financial Statements

Common Units of the Operating Partnership

The Company owned an approximate 98.4%, 98.1%, and 98.1% common general partnership interest in the Operating Partnership as of September 30, 2020, December 31, 2019 and September 30, 2019, respectively. The remaining approximate 1.6%, 1.9%, and 1.9% common limited partnership interest as of September 30, 2020, December 31, 2019 and September 30, 2019, respectively, was owned by non-affiliated investors and certain of our executive officers and directors in the form of noncontrolling common units. There were 1,931,574, 2,023,287 and 2,023,287 common units outstanding held by these investors, executive officers and directors as of September 30, 2020, December 31, 2019 and September 30, 2019, respectively.

The noncontrolling common units may be redeemed by unitholders for cash. Except under certain circumstances, we, at our option, may satisfy the cash redemption obligation with shares of the Company’s common stock on a one-for-one basis. If satisfied in cash, the value for each noncontrolling common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable redemption date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $102.2 million and $167.7 million as of September 30, 2020 and December 31, 2019, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each noncontrolling common unit in the event of our termination or liquidation. In the event of our termination or liquidation, it is expected in most cases that each common unit would be entitled to a liquidating distribution equal to the liquidating distribution payable in respect of each share of the Company’s common stock.

6.    Partners’ Capital of the Operating Partnership

Common Units Outstanding

The following table sets forth the number of common units held by the Company and the number of common units held by non-affiliated investors and certain of our executive officers and directors in the form of noncontrolling common units as well as the ownership interest held on each respective date:

	September 30, 2020	December 31, 2019	September 30, 2019
Company owned common units in the Operating Partnership	115,247,221	106,016,287	106,011,916
Company owned general partnership interest	98.4%	98.1%	98.1%
Noncontrolling common units of the Operating Partnership	1,931,574	2,023,287	2,023,287
Ownership interest of noncontrolling interest	1.6%	1.9%	1.9%

For further discussion of the noncontrolling common units as of September 30, 2020 and December 31, 2019, refer to Note 5.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.    Share-Based Compensation

Stockholder Approved Share-Based Incentive Compensation Plan

As of September 30, 2020, we maintained one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan, as amended (the “2006 Plan”). The Company has a currently effective registration statement registering 10.7 million shares of our common stock for possible issuance under our 2006 Plan. As of September 30, 2020, approximately 1.6 million shares were available for grant under the 2006 Plan. The calculation of shares available for grant is presented after taking into account a reserve for a sufficient number of shares to cover the vesting and payment of 2006 Plan awards that were outstanding on that date, including performance-based vesting awards at (i) levels actually achieved for the performance conditions (as defined below) for which the performance period has been completed and (ii) at maximum levels for the other performance and market conditions (as defined below) for awards still in a performance period.

2020 Share-Based Compensation Grants

In January 2020, the Executive Compensation Committee of the Company’s Board of Directors awarded 263,626 restricted stock units (“RSUs”) to certain officers of the Company under the 2006 Plan, which included 154,267 RSUs (at the target level of performance) that are subject to market and/or performance-based vesting requirements (the “2020 Performance-Based RSUs”) and 109,359 RSUs that are subject to time-based vesting requirements (the “2020 Time-Based RSUs”). During the nine months ended September 30, 2020, 5,148 of the 2020 Time-Based RSUs were forfeited and 12,263 of the 2020 Performance-Based RSUs were forfeited.

2020 Performance-Based RSU Grant

The 2020 Performance-Based RSUs are scheduled to vest at the end of a three year period (consisting of calendar years 2020-2022). A target number of 2020 Performance-Based RSUs were awarded, and the final number of 2020 Performance-Based RSUs that vest (which may be more or less than the target number) will be based upon (1) the achievement of pre-set FFO per share goals for the year ending December 31, 2020 that applies to 100% of the Performance-Based RSUs awarded (the “FFO performance condition”) and (2) a performance measure that applies to 50% of the award based upon a measure of the Company’s average debt to EBITDA ratio for the three year performance period (the “debt to EBITDA ratio performance condition”) and a market measure that applies to the other 50% of the award based upon the relative ranking of the Company’s total stockholder return for the three year performance period compared to the total stockholder returns of an established comparison group of companies over the same period (the “market condition”). The 2020 Performance-Based RSUs are also subject to a three year service vesting provision (the “service vesting condition”) and are scheduled to cliff vest on the date the final vesting percentage is determined following the end of the three year performance period under the awards. The number of 2020 Performance-Based RSUs ultimately earned could fluctuate from the target number of 2020 Performance-Based RSUs granted based upon the levels of achievement for the FFO performance condition, the debt to EBITDA ratio performance condition, the market condition, and the extent to which the service vesting condition is satisfied. The estimate of the number of 2020 Performance-Based RSUs earned is evaluated quarterly during the performance period based on our estimate for each of the performance conditions measured against the applicable goals. During the nine months ended September 30, 2020, we recognized $3.2 million of compensation expense for the 2020 Performance-Based RSU grant. In the event we achieve a lower level of performance or fail to meet the FFO performance condition, we would reverse a portion or all of the $3.2 million of compensation expense in the fourth quarter of 2020. Compensation expense for the 2020 Performance-Based RSU grant is recognized on a straight-line basis over the requisite service period for each participant, which is generally the three year service vesting period.

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

The total grant date fair value of the 2020 Performance-Based RSU awards was $12.9 million on the January 31, 2020 grant date of the awards. For the three and nine months ended September 30, 2020, we recorded compensation expense based upon the grant date fair value per share for each component multiplied by the estimated number of RSUs to be earned.

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

2019 and 2018 Performance-Based RSUs

Total compensation cost for 2019 and 2018 performance-based RSUs for the three and nine months ended September 30, 2020 assumes the 2019 and 2018 debt to EBITDA ratio performance conditions are met at the maximum level of achievement.

Share-Based Compensation Cost Recorded During the Period

Share-based compensation costs for the three and nine months ended September 30, 2020 include $0.2 million and $4.5 million, respectively, of accelerated share-based compensation costs related to severance packages, including for the departure of an executive officer. The total compensation cost for all share-based compensation programs was $7.8 million and $6.8 million for the three months ended September 30, 2020 and 2019, respectively, and $30.0 million and $24.4 million for the nine months ended September 30, 2020 and 2019, respectively. Of the total share-based compensation costs, $1.8 million and $5.7 million was capitalized as part of real estate assets for the three and nine months ended September 30, 2020 and $0.7 million and $4.2 million was capitalized as part of real estate assets for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, there was approximately $42.6 million of total unrecognized compensation cost related to nonvested incentive awards granted under share-based compensation arrangements that is expected to be recognized over a weighted-average period of 1.6 years. The remaining compensation cost related to these nonvested incentive awards had been recognized in periods prior to September 30, 2020.

Severance Compensation

For the nine months ended September 30, 2020, compensation costs included in general and administrative expenses on our consolidated statements of operations include $14.1 million of cash severance costs related to the departure of an executive officer, in addition to the accelerated share-based compensation costs noted in the paragraph above.

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

The table below sets forth the allocation of rental income between fixed and variable payments and collectability reversals or recoveries for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Fixed lease payments	$197,295	$181,994	$585,257	$524,174
Variable lease payments	31,650	30,470	93,059	82,654
Collectability (reversals) recoveries (1)	(1,823)	(143)	(14,205)	2,504
Total rental income	$227,122	$212,321	$664,111	$609,332
______________

(1)
Represents adjustments to rental income related to our assessment of the collectability of amounts due under leases with our tenants. For the three and nine months ended September 30, 2020, includes a reduction in revenue of $1.8 million and $14.2 million, respectively, primarily as a result of the COVID-19 pandemic.

We have operating leases with tenants that expire at various dates through 2044. Generally, the leases grant tenants renewal options. Future contractual minimum rent under operating leases as of September 30, 2020 for future periods is summarized as follows:

Year Ending	(in thousands)
Remaining 2020	$174,957
2021	729,823
2022	804,938
2023	790,212
2024	748,183
2025	716,941
Thereafter	3,453,142
Total (1)	$7,418,196
______________

(1)	Excludes residential leases and leases with a term of one year or less.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.    Commitments and Contingencies

General

As of September 30, 2020, we had commitments of approximately $737.4 million, excluding our ground lease commitments, for contracts and executed leases directly related to our operating and development properties.

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

To determine the discount rates used to calculate the present value of the minimum future lease payments for our ground leases, we used a hypothetical curve derived from unsecured corporate borrowing rates over the lease term. The weighted average discount rate used to determine the present value of our minimum lease payments was 5.11%. As of September 30, 2020, the weighted average remaining lease term of our ground leases is 54 years. For the three months ended September 30, 2020 and 2019, variable lease costs totaling $0.7 million and $0.7 million, respectively, were recorded to ground lease expense on our consolidated statements of operations. For the nine months ended September 30, 2020 and 2019, variable lease costs totaling $2.4 million and $2.3 million, respectively, were recorded to ground leases expense on our consolidated statements of operations.

The minimum commitment under our ground leases as of September 30, 2020 for future periods is summarized as follows:

Year Ending	(in thousands)
Remaining 2020	$1,411
2021	5,641
2022	5,642
2023	5,662
2024	5,662
2025	5,662
Thereafter	280,723
Total undiscounted cash flows (1)(2)(3)(4)(5)(6)	310,403
Present value discount	(212,467)
Ground lease liabilities	$97,936
________________________

(1)	Excludes contingent future rent payments based on gross income or adjusted gross income and reflects the minimum ground lease obligations before the impact of ground lease extension options.

(2)
One of our ground lease obligations is subject to a fair market value adjustment every five years; however, the lease includes ground rent subprotection and infrastructure rent credits which currently limit our annual rental obligations to $1.0 million. The contractual obligations for that ground lease included above assumes the lesser of $1.0 million or annual lease rental obligation in effect as of September 30, 2020.

(3)
One of our ground lease obligations includes a component which is based on the percentage of gross income that exceeds the minimum ground rent. The minimum rent is subject to increases every five years based on 50% of the average annual percentage rent for the previous five years. The contractual obligations for that lease included above assume the current annual ground lease obligation in effect at September 30, 2020 for the remainder of the lease term since we cannot predict future adjustments.

(4)
One of our ground lease obligations is subject to a fair market value adjustment every five years based on a combination of CPI adjustments and third-party appraisals limited to maximum increases annually. The contractual obligations for that lease included above assume the current annual ground lease obligation in effect at September 30, 2020 for the remainder of the lease term since we cannot predict future adjustments.

(5)
One of our ground lease obligations includes a component which is based on the percentage of adjusted gross income that exceeds the minimum ground rent. The minimum rent is subject to increases every ten years by an amount equal to 60% of the average annual percentage rent for the previous three years. The contractual obligations for this lease included above assume the current annual ground lease obligation in effect at September 30, 2020 for the remainder of the lease term since we cannot predict future adjustments.

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

As of September 30, 2020, we had accrued environmental remediation liabilities of approximately $72.0 million recorded on our consolidated balance sheets in connection with certain of our in-process and future development projects. The accrued environmental remediation liabilities represent the remaining costs we estimate we will incur prior to and during the development process at various development acquisition sites. These estimates, which we developed with the assistance of third party experts, consist primarily of the removal of contaminated soil, performing environmental closure activities, constructing remedial systems and other related costs since we are required to dispose of any existing contaminated soil and sometimes perform other environmental closure or remedial activities when we develop new buildings at these sites.

We record estimated environmental remediation obligations for acquired properties at the acquisition date when we are aware of such costs and when such costs are probable of being incurred and can be reasonably estimated. Estimated costs related to development environmental remediation liabilities are recorded as an increase to the cost of the development project. Actual costs are recorded as a decrease to the liability when incurred. These accruals are adjusted as an increase or decrease to the development project costs and as an increase or decrease to the accrued environmental remediation liability if we obtain further information or circumstances change. The environmental remediation obligations recorded at September 30, 2020 were not discounted to their present values since the amount and timing of cash payments are not fixed. It is possible that we could incur additional environmental remediation costs in connection with these development projects.  However, potential additional environmental costs for these development projects cannot be reasonably estimated at this time and certain changes in estimates could occur as the site conditions, final project timing, design elements, actual soil conditions and other aspects of the projects, which may depend upon municipal and other approvals beyond the control of the Company, are determined.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.    Fair Value Measurements and Disclosures

Assets and Liabilities Reported at Fair Value

The only assets we record at fair value on our consolidated financial statements are the marketable securities related to our Deferred Compensation Plan. The following table sets forth the fair value of our marketable securities as of September 30, 2020 and December 31, 2019:

	Fair Value (Level 1) (1)
	September 30, 2020	December 31, 2019
Description	(in thousands)
Marketable securities (2)	$25,073	$27,098
________________________

(1)	Based on quoted prices in active markets for identical securities.

(2)	The marketable securities are held in a limited rabbi trust.

We report the change in the fair value of the marketable securities at the end of each accounting period in interest income and other net investment gain (loss) in the consolidated statements of operations.

We also adjust the related Deferred Compensation Plan liability to fair value at the end of each accounting period based on the performance of the benchmark funds selected by each participant, which results in a corresponding increase or decrease to compensation cost included in general and administrative expenses on our consolidated statements of operations for the period.

The following table sets forth the net gain on marketable securities recorded during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Description	(in thousands)		(in thousands)
Net gain on marketable securities	$1,658	$673	$1,094	$2,898

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our other financial instruments as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
	(in thousands)
Liabilities
Secured debt, net	$254,854	$268,518	$258,593	$272,997
Unsecured debt, net	$3,668,976	$4,024,194	$3,049,185	$3,252,217
Unsecured line of credit	$—	$—	$245,000	$245,195
________________________

(1)	Fair value calculated using Level II inputs, which are based on model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.    Net Income Available to Common Stockholders Per Share of the Company

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted per-share computations for net income available to common stockholders for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except share and per share amounts)
Numerator:
Net income available to common stockholders	$49,028	$43,846	$108,463	$122,943
Allocation to participating securities (1)	(572)	(530)	(1,657)	(1,582)
Numerator for basic and diluted net income available to common stockholders	$48,456	$43,316	$106,806	$121,361
Denominator:
Basic weighted average vested shares outstanding	115,226,324	104,841,176	112,405,817	102,252,739
Effect of dilutive securities	441,333	518,728	470,058	619,697
Diluted weighted average vested shares and common stock equivalents outstanding	115,667,657	105,359,904	112,875,875	102,872,436
Basic earnings per share:
Net income available to common stockholders per share	$0.42	$0.41	$0.95	$1.19
Diluted earnings per share:
Net income available to common stockholders per share	$0.42	$0.41	$0.95	$1.18

________________________

(1)	Participating securities include nonvested shares, certain time-based RSUs and vested market measure-based RSUs.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common shares, including stock options, RSUs and other securities are considered in our diluted earnings per share calculation for the three and nine months ended September 30, 2020 and 2019. Certain market measure-based RSUs are not included in dilutive securities for the three and nine months ended September 30, 2020 and 2019, as not all performance metrics had been met by the end of the applicable reporting periods. See Note 7 “Share-Based Compensation” for additional information regarding share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.    Net Income Available to Common Unitholders Per Unit of the Operating Partnership

The following table reconciles the numerator and denominator in computing the Operating Partnership’s basic and diluted per-unit computations for net income available to common unitholders for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except unit and per unit amounts)
Numerator:
Net income available to common unitholders	$49,728	$44,589	$109,955	$124,998
Allocation to participating securities (1)	(572)	(530)	(1,657)	(1,582)
Numerator for basic and diluted net income available to common unitholders	$49,156	$44,059	$108,298	$123,416
Denominator:
Basic weighted average vested units outstanding	117,158,160	106,864,463	114,394,706	104,276,187
Effect of dilutive securities	441,333	518,728	470,058	619,697
Diluted weighted average vested units and common unit equivalents outstanding	117,599,493	107,383,191	114,864,764	104,895,884
Basic earnings per unit:
Net income available to common unitholders per unit	$0.42	$0.41	$0.95	$1.18
Diluted earnings per unit:
Net income available to common unitholders per unit	$0.42	$0.41	$0.94	$1.18

________________________

(1)	Participating securities include nonvested shares, certain time-based RSUs and vested market measure-based RSUs.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common units, including stock options, RSUs and other securities are considered in our diluted earnings per share calculation for the three and nine months ended September 30, 2020 and 2019. Certain market measure-based RSUs are not included in dilutive securities for the three and nine months ended September 30, 2020 and 2019, as not all performance metrics had been met by the end of the applicable reporting periods. See Note 7 “Share-Based Compensation” for additional information regarding share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.    Supplemental Cash Flow Information of the Company

Supplemental cash flow information follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $58,405 and $58,337 as of September 30, 2020 and 2019, respectively	$35,898	$28,139
Cash paid for amounts included in the measurement of ground lease liabilities	$4,686	$3,917
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development properties	$154,253	$148,468
Tenant improvements funded directly by tenants	$9,118	$10,254
Assumption of accrued liabilities in connection with acquisitions	$—	$3,967
Initial measurement of operating right of use ground lease assets	$—	$82,938
Initial measurement of operating ground lease liabilities	$—	$87,409
NON-CASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders (Note 15)	$59,416	$53,205
Exchange of common units of the Operating Partnership into shares of the Company’s common stock	$3,972	$78

The following is a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$60,044	$51,604
Restricted cash at beginning of period	16,300	119,430
Cash and cash equivalents and restricted cash at beginning of period	$76,344	$171,034

Cash and cash equivalents at end of period	$849,009	$297,620
Restricted cash at end of period	16,300	6,300
Cash and cash equivalents and restricted cash at end of period	$865,309	$303,920

14.    Supplemental Cash Flow Information of the Operating Partnership:

Supplemental cash flow information follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $58,405 and $58,337 as of September 30, 2020 and 2019, respectively	$35,898	$28,139
Cash paid for amounts included in the measurement of ground lease liabilities	$4,686	$3,917
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development properties	$154,253	$148,468
Tenant improvements funded directly by tenants	$9,118	$10,254
Assumption of accrued liabilities in connection with acquisitions	$—	$3,967
Initial measurement of operating right of use ground lease assets	$—	$82,938
Initial measurement of operating ground lease liabilities	$—	$87,409
NON-CASH FINANCING TRANSACTIONS:
Accrual of distributions payable to common unitholders (Note 15)	$59,416	$53,205

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$60,044	$51,604
Restricted cash at beginning of period	16,300	119,430
Cash and cash equivalents and restricted cash at beginning of period	$76,344	$171,034

Cash and cash equivalents at end of period	$849,009	$297,620
Restricted cash at end of period	16,300	6,300
Cash and cash equivalents and restricted cash at end of period	$865,309	$303,920

15.    Subsequent Events

On October 14, 2020, aggregate dividends, distributions and dividend equivalents of $59.4 million were paid to common stockholders, common unitholders and RSU holders of record on September 30, 2020.

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

Overview and Background

We are a self-administered REIT active in premier office and mixed-use submarkets along the West Coast. We own, develop, acquire and manage real estate assets, consisting primarily of Class A properties in the coastal regions of Greater Los Angeles, San Diego County, the San Francisco Bay Area and Greater Seattle, which we believe have strategic advantages and strong barriers to entry. We own our interests in all of our real properties through the Operating Partnership and generally conduct substantially all of our operations through the Operating Partnership. We owned an approximate 98.4%, 98.1%, and 98.1% general partnership interest in the Operating Partnership as of September 30, 2020, December 31, 2019 and September 30, 2019. All of our properties are held in fee except for the fourteen office buildings that are held subject to long-term ground leases for the land.

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

Since March 2020, we have been highly focused on planning for the health and safety of our tenants and employees and preparing our buildings in accordance with the policies, protocols and applicable legal requirements in our regions. We engaged a hygienist to assist us in designing new standard operating procedures for our buildings that include, but are not limited to, air filtration, water quality, janitorial products and procedures, social separation and screening during building access and elevator use, the use of personal protective equipment, signage, and management of construction activities. Our buildings have remained open to tenants and we have begun to see certain tenants returning to the workplace where local ordinances and restrictions allow. We have been in communication with tenants regarding return to work protocols and safety measures, which meet or exceed best practices from state and local guidelines.

We have implemented a rent relief program for the majority of our retail tenants whereby we deferred rent since April 2020 in exchange for an extension of their current lease term for an equivalent number of months at future rental rates. We expect that we will continue to offer rent relief to the majority of our retail tenants, given that most cannot resume full operations in certain of our markets where strong state and local government restrictions remain or were put back into effect, although the form of relief offered may vary in the future. We did not create such a program for our office tenants. We evaluate office rent relief requests on a specific case by case basis and only consider those which have a justifiable financial basis. Our top 15 tenants represent 48.0% of our total annualized base rental revenues and as of September 30, 2020, we had collected 100% of the rent due from our top 15 tenants since the beginning of the COVID-19 pandemic. For residential tenants, deferrals of gross rent billings have been extended in accordance with the applicable local orders, which often require repayment within 12 months if such local ordinances are not extended.

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

The following table sets forth information regarding the percent of contractual base rent and common area maintenance (“CAM”) billings (“gross rent billings”) billed, collected, forgiven, and deferred for the three months ended September 30, 2020:

			COVID-19 Modifications (3)			Non-COVID-19 Modifications (4)
Property Type	Gross Rent Billings (1) (in thousands)	Rent Collected (2)	Rent Forgiven (5)	Rent Deferred		Rent Deferred		Rent Outstanding (8)
				Collected (6)	Outstanding (7)	Collected (6)	Outstanding (7)

Office	$191,625	97.8%	—	—	0.3%	—	0.3%	1.6%
Residential	4,155	89.4%	—	0.1%	8.5%	—	—	2.0%
Retail	7,529	47.5%	3.5%	—	25.6%	—	10.9%	12.5%

Total	$203,309	95.8%	0.1%	—	1.4%	—	0.7%	2.0%

________________________

(1)
Gross rent billings represents the total contractual base rent (including tenant direct-billed parking) and CAM billings before any COVID-19 related rent concessions for the three months ended September 30, 2020.

(2)	Cash collections through September 30, 2020 as a percentage of gross rent billings.

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

The following table sets forth information regarding the percent of contractual base rent and common area maintenance (“CAM”) billings (“gross rent billings”) billed, collected, forgiven, and deferred for the nine months ended September 30, 2020:

			COVID-19 Modifications (3)			Non-COVID-19 Modifications (4)
Property Type	Gross Rent Billings (1) (in thousands)	Rent Collected (2)	Rent Forgiven (5)	Rent Deferred		Rent Deferred		Rent Outstanding (8)
				Collected (6)	Outstanding (7)	Collected (6)	Outstanding (7)

Office	$556,775	98.6%	—	—	0.4%	—	0.1%	0.9%
Residential	12,361	92.3%	—	1.1%	5.4%	—	—	1.2%
Retail	23,744	53.6%	2.3%	—	20.9%	—	6.8%	16.4%

Total	$592,880	96.7%	0.1%	—	1.3%	—	0.4%	1.5%

________________________

(1)
Gross rent billings represents the total contractual base rent (including tenant direct-billed parking) and CAM billings before any COVID-19 related rent concessions for the nine months ended September 30, 2020.

(2)	Cash collections through September 30, 2020 as a percentage of gross rent billings.

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

As of the date of this report, across all property types, we have collected approximately 94% of our October 2020 gross rent billings, including 100% from all of our top 15 tenants. Excluding rent relief provided to certain tenants, across all property types, we collected 95% of our October 2020 gross rent billings. We are continuing to monitor the potential impact of the COVID-19 pandemic, and restrictions intended to prevent its spread, on occupancy, rental rates and rent collections. Although we are and will continue to be actively engaged in rent collection efforts related to uncollected rent for such period, as well as working with certain tenants who have requested rent deferrals, we can provide no assurance that such efforts or our efforts in future periods will be successful, particularly in the event that the COVID-19 pandemic, and restrictions intended to prevent its spread, continue for a prolonged period. Refer to “Part II – Other Information, Item IA. Risk Factors” included in this report for additional information about the potential impact of the COVID-19 pandemic, and restrictions intended to prevent its spread, on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders.

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

The global impact of the COVID-19 pandemic continues to evolve rapidly and, as cases of the illness caused by the virus have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines and restrictions on travel. In addition, all the states where we own properties and/or have development projects (i.e., California and Washington), have reacted to the COVID-19 pandemic by instituting quarantines, restrictions on travel, “shelter in place” rules, density limitations, social distancing measures, restrictions on types of business that may continue to operate and/or restrictions on types of construction projects that may continue, although, in certain cases, exceptions are available for essential retail, research and laboratory activities, essential building services, such as cleaning and maintenance, and certain essential construction projects. Our development portfolio was largely unaffected during the nine months ended September 30, 2020; however, the COVID-19 pandemic, and restrictions intended to prevent its spread, may cause delays or increase costs associated with building materials or construction services necessary for construction which could adversely impact our ability to continue or complete construction as planned, on budget or at all for our development projects, and may delay the start of construction on our future development pipeline projects. Refer to “Part II – Other Information, Item IA. Risk Factors” included in this report for additional information about the potential impact of the COVID-19 pandemic, and restrictions intended to prevent its spread, on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders.

Stabilized Development Projects

During the nine months ended September 30, 2020, we added the following projects to our stabilized portfolio:

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

•
One Paseo (Retail) - Del Mar, San Diego, California. We commenced construction on the retail component of this mixed-use project in December 2016, which is comprised of approximately 95,871 square feet of retail space with a total estimated investment of $100.0 million. At September 30, 2020, the retail space of the project was 100% leased and 92% occupied.

Completed Residential Development Projects

As of September 30, 2020, we had completed all three phases of the following residential development project:

•
One Paseo (Residential Phases I, II, and III) - Del Mar, San Diego, California. We commenced construction on the residential component of this mixed-use project in December 2016. Phases I, II, and III are comprised of 237, 225 and 146 residential units, respectively. We completed Phase I during the third quarter of 2019, Phase II during the first quarter of 2020, and Phase III during the third quarter of 2020. The total estimated investment for all three phases of the residential component of the project is approximately $390.0 million. As of the date of this report, 76% of the Phase I units were leased, 45% of the Phase II units were leased, and 22% of the Phase III units were leased.

In-Process Development Projects - Tenant Improvement

As of September 30, 2020, the following projects were in the tenant improvement phase:

•
Netflix // On Vine, Hollywood, California. We commenced construction on the office component of this mixed-use project in January 2018, which includes the project’s overall infrastructure and site work and approximately 355,000 square feet of office space for a total estimated investment of $300.0 million. The office space of this project is 100% leased to Netflix, Inc. We currently expect this project to stabilize in the fourth quarter of 2020.

•
333 Dexter, South Lake Union, Seattle, Washington. We commenced construction on this project in June 2017. This project encompasses approximately 635,000 square feet of office space at a total estimated investment of $410.0 million and 100% of the project is leased to a Fortune 50 publicly traded company. In June 2020, we completed construction and commenced revenue recognition on the first phase of the project, representing approximately 49% of the project. The remaining two phases are currently expected to stabilize in the second half of 2022.

•
One Paseo (Office) - Del Mar, San Diego, California. We commenced construction on the office component of this project in December 2018, which encompasses 285,000 square feet of office space at a total estimated investment of $205.0 million. At September 30, 2020, the office component of the project was 91% leased. In June 2020, we completed construction and commenced revenue recognition on 22,000 square feet, representing approximately 8% of the project. During the three months ended September 30, 2020, we commenced revenue recognition on an additional 136,000 square feet, and in October 2020 we commenced revenue recognition on another 10,000 square feet, bringing the total revenue commenced on this project to approximately 59% as of the date of this report. We currently expect the project to stabilize in the second quarter of 2021.

•
9455 Towne Centre Drive, University Towne Center, San Diego, California. In March 2019, we commenced construction on this project which totals approximately 160,000 square feet of office space at a total estimated investment of $110.0 million. The project is 100% leased to a Fortune 50 publicly traded company. We currently expect this project to stabilize in the first quarter of 2021.

In-Process Development Projects - Under Construction

As of September 30, 2020, we had three projects in our in-process development pipeline that were under construction:

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

•
Living // On Vine, Hollywood, California. We commenced construction on the residential component of this project in December 2018, which encompasses 193 residential units at a total estimated investment of $200.0 million. We currently expect the residential component to be completed in the first quarter of 2021.

•
2100 Kettner, Little Italy, San Diego, California. We commenced construction on this project in September 2019. This project is comprised of approximately 200,000 square feet of office space for a total estimated investment of $140.0 million.

Future Development Pipeline

As of September 30, 2020, our future development pipeline included five future projects located in Greater Seattle, the San Francisco Bay Area and San Diego County with an aggregate cost basis of approximately $1.0 billion at which we believe we could develop more than 6.0 million rentable square feet for a total estimated investment of approximately $5.0 billion to $7.0 billion, depending on successfully obtaining entitlements and market conditions.

The following table sets forth information about our future development pipeline.

Future Development Pipeline	Location	Approx. Developable Square Feet (1)	Total Costs as of 9/30/2020 ($ in millions) (2)

San Diego County
Santa Fe Summit – Phases II and III	56 Corridor	600,000 - 650,000	$81.6
1335 Broadway & 901 Park Boulevard	East Village	TBD	47.4
San Francisco Bay Area
Kilroy Oyster Point - Phases II - IV	South San Francisco	1,750,000 - 1,900,000	343.8
Flower Mart	SOMA	2,300,000	425.9
Greater Seattle
SIX0 - Office & Residential	Seattle CBD	TBD	143.6
TOTAL:			$1,042.3
________________________

(1)
The developable square feet and scope of projects could change materially from estimated data provided due to one or more of the following: any significant changes in the economy, market conditions, our markets, tenant requirements and demands, construction costs, new supply, regulatory and entitlement processes or project design.

(2)	Represents cash paid and costs incurred, including accrued liabilities in accordance with GAAP, as of September 30, 2020.

Fluctuations in our development activities could cause fluctuations in the average development asset balances qualifying for interest and other carrying cost and internal cost capitalization in future periods. During the three and nine months ended September 30, 2020, we capitalized interest on in-process development projects and future development pipeline projects with an average aggregate cost basis of approximately $1.9 billion and $2.1 billion, respectively, as it was determined these projects qualified for interest and other carrying cost capitalization under GAAP. During the three and nine months ended September 30, 2019, we capitalized interest on in-process development projects and future development pipeline projects with an average aggregate cost basis of approximately $2.0 billion and $1.9 billion, respectively, as it was determined these projects qualified for interest and other carrying cost capitalization under GAAP. In the event of an extended cessation of development activities, such projects may potentially no longer qualify for capitalization of interest or other carrying costs. However, a cessation of development activities caused by events outside of our control, such as those as a result of government restrictions aimed at stopping the spread of COVID-19, would not impact our ability to capitalize interest and other carrying costs. For the three and nine months ended September 30, 2020, we capitalized $19.3 million and $61.3 million, respectively, of interest to our qualifying development projects. For the three and nine months ended September 30, 2019, we capitalized $20.6 million and $60.9 million, respectively, of interest to our qualifying development projects. For the three and nine months ended September 30, 2020, we capitalized $5.1 million and $16.4 million, respectively, of internal costs to our qualifying development projects. For the three and nine months ended September 30, 2019, we capitalized $6.8 million and $19.8 million, respectively, of internal costs to our qualifying development projects.

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

Acquisitions. As part of our growth strategy, which is highly dependent on market conditions and business cycles, among other factors, we continue to evaluate strategic opportunities and remain a disciplined buyer of development and redevelopment opportunities as well as value-add operating properties.  We focus on growth opportunities in West Coast markets populated by knowledge and creative based tenants in a variety of industries, including technology, media, healthcare, life sciences, entertainment and professional services.  Against the backdrop of market volatility, we expect to manage a strong balance sheet, execute on our development program and selectively evaluate opportunities that either add immediate Net Operating Income to our portfolio or play a strategic role in our future growth.

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

As of September 30, 2020, there was approximately $42.6 million of total unrecognized compensation cost related to outstanding nonvested shares of restricted common stock and RSUs issued under share-based compensation arrangements. Those costs are expected to be recognized over a weighted-average period of 1.6 years. The ultimate amount of compensation cost recognized related to outstanding nonvested RSUs issued under share-based compensation arrangements may vary for performance-based RSUs that are still in the performance period based on performance against applicable performance-based vesting goals. The $42.6 million of unrecognized compensation cost does not reflect the future compensation cost for any potential share-based awards that may be issued subsequent to September 30, 2020. Share-based compensation expense for potential future awards could be affected by our operating and development performance, financial results, stock price, performance against applicable performance-based vesting goals, market conditions and other factors. For additional information regarding our equity incentive awards, see Note 7 “Share-Based Compensation” to our consolidated financial statements included in this report.

Information on Leases Commenced and Executed

Leasing Activity and Changes in Rental Rates. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following tables set forth certain information regarding leasing activity for our stabilized portfolio during the three and nine months ended September 30, 2020.

For Leases Commenced

	1st & 2nd Generation (1)(2)					2nd Generation (1)(2)
	Number of Leases (3)		Rentable Square Feet (3)		Retention Rates (4)	TI/LC per Sq. Ft. (5)	TI/LC per Sq. Ft. / Year	Changes in Rents (6)(7)	Changes in Cash Rents (8)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Three Months Ended September 30, 2020	10	10	165,010	114,813	37.1%	$37.47	$10.97	33.1%	14.7%	41
Nine Months Ended September 30, 2020	33	28	324,904	438,143	39.5%	$49.03	$9.05	35.7%	16.1%	65

For Leases Executed (9)

	1st & 2nd Generation (1)(2)				2nd Generation (1)(2)
	Number of Leases (3)		Rentable Square Feet (3)		TI/LC per Sq. Ft. (5)	TI/LC per Sq. Ft. / Year	Changes in Rents (6)(7)	Changes in Cash Rents (8)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Three Months Ended September 30, 2020	3	10	8,250	114,813	$5.13	$3.62	32.1%	14.6%	17
Nine Months Ended September 30, 2020	15	28	193,125	438,143	$48.01	$8.73	35.7%	17.5%	66
________________________

(1)	Includes 100% of consolidated property partnerships.

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

(7)
Excludes commenced and executed leases of approximately 135,727 and 1,236 rentable square feet, respectively, for the three months ended September 30, 2020 and commenced and executed leases of approximately 250,269 and 72,104 rentable square feet, respectively, for the nine months ended September 30, 2020, for which the space was vacant longer than one year or being leased for the first time. Space vacant for more than one year is excluded from our change in rents calculations to provide a more meaningful market comparison.

(8)
Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. Excludes leases for which the space was vacant longer than one year or vacant when the property was acquired.

(9)
During the three months ended September 30, 2020, 2 new leases totaling 1,924 square feet were signed but not commenced as of September 30, 2020. For the nine months ended September 30, 2020, 7 new leases totaling 114,553 square feet were signed but not commenced as of September 30, 2020.

Our rental rates and occupancy are impacted by general economic conditions, including the pace of regional economic growth, access to capital, and potentially the current COVID-19 pandemic and restrictions intended to prevent its spread. Therefore, we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current market rates. In addition, due to uncertainty of current market events as a result of the COVID-19 pandemic and the impact it has had on recent transaction volume in our markets, we are currently unable to provide meaningful information on the weighted average cash rental rates for our total stabilized portfolio compared to current market rates at September 30, 2020. In addition it is possible that the COVID-19 pandemic may have an adverse impact on our ability to renew leases or re-lease available space in our properties on favorable terms or at all in the future, including as a result of a deterioration in the economic and market conditions due to restrictions intended to prevent the spread of COVID-19. These restrictions and social distancing guidelines limited our ability to physically show space to prospective tenants. Additionally, decreased demand, increased competition (including sublease space available from our tenants) and other negative trends or unforeseeable events that impair our ability to timely renew or re-lease space could have further negative effects on our future financial condition, results of operations, and cash flows.

Scheduled Lease Expirations. The following tables set forth certain information regarding our lease expirations for our stabilized portfolio for the remainder of 2020 and the next five years and by region for the remainder of 2020 and in 2021.

Lease Expirations (1)

Year of Lease Expiration	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (2)(3)	% of Total Annualized Base Rent (2)	Annualized Base Rent per Sq. Ft. (2)
				(in thousands)
Remainder of 2020	19	285,979	2.2%	$12,281	1.8%	$42.94
2021	74	624,156	4.8%	27,479	3.9%	44.03
2022	69	853,426	6.5%	36,742	5.2%	43.05
2023	79	1,264,737	9.7%	67,187	9.6%	53.12
2024	58	959,822	7.4%	46,938	6.7%	48.90
2025	57	646,079	5.0%	31,681	4.5%	49.04
Total	356	4,634,199	35.6%	$222,308	31.7%	$47.97

Year	Region	# of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (2)(3)	% of Total Annualized Base Rent (2)	Annualized Rent per Sq. Ft. (2)
2020	Greater Los Angeles	11	188,743	1.4%	$7,407	1.1%	$39.24
	San Diego	4	41,294	0.3%	1,275	0.2%	30.88
	San Francisco Bay Area	4	55,942	0.5%	3,599	0.5%	64.33
	Greater Seattle	—	—	—%	—	—%	—
	Total	19	285,979	2.2%	$12,281	1.8%	$42.94

2021	Greater Los Angeles	46	238,684	1.8%	$9,619	1.4%	$40.30
	San Diego	15	140,808	1.1%	5,474	0.8%	38.88
	San Francisco Bay Area	9	232,887	1.8%	11,893	1.6%	51.07
	Greater Seattle	4	11,777	0.1%	493	0.1%	41.86
	Total	74	624,156	4.8%	$27,479	3.9%	$44.03
________________________

(1)
For leases that have been renewed early with existing tenants, the expiration date and annualized base rent information presented takes into consideration the renewed lease terms. Excludes leases not commenced as of September 30, 2020, space leased under month-to-month leases, storage leases, vacant space and future lease renewal options not executed as of September 30, 2020.

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

In addition to the 1.1 million rentable square feet, or 7.8%, of currently available space in our stabilized portfolio, leases representing approximately 2.2% and 4.8% of the occupied square footage of our stabilized portfolio are scheduled to expire during the remainder of 2020 and in 2021, respectively. The leases scheduled to expire during the remainder of 2020 and in 2021 represent approximately 0.9 million rentable square feet or 5.7% of our total annualized base rental revenue. Adjusting for leases executed as of September 30, 2020 but not yet commenced, the remaining 2020 and 2021 expirations would be 212,094 and 497,976 square feet, respectively.
Sublease Space.  Of our leased space as of September 30, 2020, approximately 1,295,199 rentable square feet, or 9.0% of the square footage in our stabilized portfolio, was available for sublease, primarily in the San Francisco Bay Area and Greater Seattle regions. Of the 9.0% of available sublease space in our stabilized portfolio as of September 30, 2020, approximately 6.3% was vacant space, and the remaining 2.7% was occupied. Of the approximately 1,295,199 rentable square feet available for sublease as of September 30, 2020, approximately 10,441 rentable square feet representing one lease is scheduled to expire in 2020, and approximately 14,934 rentable square feet representing six leases are scheduled to expire in 2021.

Stabilized Portfolio Information

As of September 30, 2020, our stabilized portfolio was comprised of 114 office properties encompassing an aggregate of approximately 14.3 million rentable square feet and 200 residential units at our residential tower in Hollywood, California. Our stabilized portfolio includes all of our properties with the exception of development and redevelopment properties currently committed for construction, under construction, or in the tenant improvement phase, undeveloped land, recently completed residential properties not yet stabilized and real estate assets held for sale. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We define properties in the tenant improvement phase as office properties that we are developing or redeveloping where the project has reached cold shell condition and is ready for tenant improvements, which may require additional major base building construction before being placed in service. Projects in the tenant improvement phase are added to our stabilized portfolio once the project reaches the earlier of 95% occupancy or one year from the date of the cessation of major base building construction activities. Costs capitalized to construction in progress for development and redevelopment properties are transferred to land and improvements, buildings and improvements, and deferred leasing costs on our consolidated balance sheets as the historical cost of the property as the projects are placed in service.

We did not have any redevelopment or held for sale properties at September 30, 2020. Our stabilized portfolio also excludes our future development pipeline, which as of September 30, 2020 was comprised of five potential development sites, representing approximately 61 gross acres of undeveloped land on which we believe we have the potential to develop more than 6.0 million rentable square feet, depending upon economic conditions.

As of September 30, 2020, the following properties were excluded from our stabilized portfolio:

	Number of Properties/Projects	Estimated Rentable Square Feet (1) / Units
In-process development projects - tenant improvement	4	1,435,000
In-process development projects - under construction (2)	3	856,000
Completed residential development project (3)	1	608 units
________________________

(1)	Estimated rentable square feet upon completion.

(2)	In addition to the estimated office and life science rentable square feet noted above, development projects under construction also include 193 residential units.

(3)	Represents all three recently completed residential phases at our mixed-use development in San Diego, California that are not yet stabilized.

The following table reconciles the changes in the rentable square feet in our stabilized office portfolio of operating properties from September 30, 2019 to September 30, 2020:

	Number of Buildings	Rentable Square Feet
Total as of September 30, 2019	93	13,322,212
Acquisitions	19	151,908
Completed development properties placed in-service	2	846,241
Remeasurement	—	9,246
Total as of September 30, 2020 (1)	114	14,329,607
________________________

(1)
Includes four properties owned by consolidated property partnerships (see Note 1 “Organization, Ownership and Basis of Presentation” to our consolidated financial statements included in this report for additional information).

Occupancy Information

The following table sets forth certain information regarding our stabilized portfolio:

Region	Number of Buildings	Rentable Square Feet	Occupancy at (1)
			9/30/2020	6/30/2020	12/31/2019
Greater Los Angeles	51	4,031,201	90.8%	91.2%	95.2%
San Diego County	22	2,146,706	86.7%	87.4%	89.7%
San Francisco Bay Area	33	6,349,910	94.2%	93.7%	95.0%
Greater Seattle	8	1,801,790	94.7%	95.9%	97.7%
Total Stabilized Office Portfolio	114	14,329,607	92.2%	92.3%	94.6%

	Average Occupancy
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stabilized Office Portfolio (1)	92.3%	93.2%	92.9%	93.3%
Same Store Portfolio (2)	92.0%	93.8%	92.7%	93.6%
Residential Portfolio (3)	85.0%	87.8%	87.8%	78.5%
________________________

(1)	Occupancy percentages reported are based on our stabilized office portfolio as of the end of the period presented and exclude occupancy percentages of properties held for sale.

(2)
Occupancy percentages reported are based on office properties owned and stabilized as of January 1, 2019 and still owned and stabilized as of September 30, 2020 and exclude our residential portfolio. See discussion under “Results of Operations” for additional information.

(3)	Our residential portfolio consists of our 200-unit residential tower located in Hollywood, California and excludes 608 recently completed residential units that are not yet stabilized.

Significant Tenants

The following table sets forth information about our 15 largest tenants based upon annualized base rental revenues, as defined below, as of September 30, 2020. We have collected October 2020 contractual rents from all of our top 15 tenants.

Tenant Name	Region	Annualized Base Rental Revenue (1) (2)	Rentable Square Feet	Percentage of Total Annualized Base Rental Revenue	Percentage of Total Rentable Square Feet	Year(s) of Lease Expiration
		(in thousands)
Dropbox, Inc.	San Francisco Bay Area	$55,998	738,081	7.8%	5.0%	2033
GM Cruise, LLC	San Francisco Bay Area	36,337	374,618	5.1%	2.6%	2031
LinkedIn Corporation / Microsoft Corporation	San Francisco Bay Area	29,752	663,460	4.2%	4.5%	2024 / 2026
Adobe Systems, Inc.	San Francisco Bay Area / Greater Seattle	27,897	513,111	3.9%	3.5%	2027 / 2031
salesforce.com, inc.	San Francisco Bay Area	24,076	451,763	3.4%	3.1%	2031 / 2032
DIRECTV, LLC	Greater Los Angeles	23,152	684,411	3.2%	4.7%	2027
Box, Inc.	San Francisco Bay Area	22,441	371,792	3.1%	2.5%	2021 / 2028
Okta, Inc.	San Francisco Bay Area	22,331	265,979	3.1%	1.8%	2028
Riot Games, Inc.	Greater Los Angeles	15,554	251,509	2.2%	1.7%	2023 / 2024
Synopsys, Inc.	San Francisco Bay Area	15,492	340,913	2.2%	2.3%	2030
Fortune 50 Publicly-Traded Company	Greater Seattle	15,355	311,983	2.2%	2.1%	2033
Amazon.com	Greater Seattle	14,760	348,880	2.1%	2.4%	2023 / 2030
Viacom International, Inc.	Greater Los Angeles	13,718	211,343	1.9%	1.4%	2028
DoorDash, Inc	San Francisco Bay Area	13,531	135,137	1.9%	0.9%	2032
Nektar Therapeutics, Inc.	San Francisco Bay Area	12,297	135,350	1.7%	0.9%	2030
Total		$342,691	5,798,330	48.0%	39.4%
________________________

(1)
Annualized base rental revenue includes the impact of straight-lining rent escalations and the amortization of free rent periods and excludes the impact of the following: amortization of deferred revenue related tenant-funded tenant improvements, amortization of above/below market rents, amortization for lease incentives due under existing leases, and expense reimbursement revenue. Excludes month-to-month leases and vacant space as of September 30, 2020.

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

Management further evaluates Net Operating Income by evaluating the performance from the following property groups:

•
Same Store Properties – includes the consolidated results of all of the office properties that were owned and included in our stabilized portfolio for two comparable reporting periods, i.e., owned and included in our stabilized portfolio as of January 1, 2019 and still owned and included in the stabilized portfolio as of September 30, 2020, including our residential tower in Hollywood, California;

•
Development Properties – includes the results generated by certain of our in-process development projects, expenses for certain of our future development project and the results generated by our 608 completed residential units that are not yet stabilized and the following stabilized development properties:

◦One office development project that was added to the stabilized portfolio in the second quarter of 2019;
◦One office development project that was added to the stabilized portfolio in the first quarter of 2020; and
◦One retail development project that was added to the stabilized portfolio in the first quarter of 2020;

•	Acquisition Properties – includes the results, from the dates of acquisition through the periods presented, for the 19-building creative office campus we acquired during 2019; and

•	Disposition Properties– includes the results of the one property disposed of in the second quarter of 2019 and the one property disposed of in the fourth quarter of 2019.

The following table sets forth certain information regarding the property groups within our stabilized office portfolio as of September 30, 2020:

Group	# of Buildings	Rentable Square Feet
Same Store Properties	92	12,937,118
Stabilized Development Properties	3	1,240,581
Acquisition Properties	19	151,908
Total Stabilized Portfolio	114	14,329,607

Comparison of the Three Months Ended September 30, 2020 to the Three Months Ended September 30, 2019

The following table summarizes our Net Operating Income, as defined, for our total portfolio for the three months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2020	2019
	($ in thousands)
Reconciliation of Net Income Available to Common Stockholders to Net Operating Income, as defined:
Net Income Available to Common Stockholders	$49,028	$43,846	$5,182	11.8%
Net income attributable to noncontrolling common units of the Operating Partnership	785	852	(67)	(7.9)%
Net income attributable to noncontrolling interests in consolidated property partnerships	4,258	3,600	658	18.3%
Net income	$54,071	$48,298	$5,773	12.0%
Unallocated expense (income):
General and administrative expenses	18,572	22,576	(4,004)	(17.7)%
Leasing costs	986	1,192	(206)	(17.3)%
Depreciation and amortization	71,863	69,230	2,633	3.8%
Interest income and other net investment gain	(1,869)	(761)	(1,108)	145.6%
Interest expense	19,468	11,635	7,833	67.3%
Net Operating Income, as defined	$163,091	$152,170	$10,921	7.2%

The following tables summarize our Net Operating Income, as defined, for our total portfolio for the three months ended September 30, 2020 and 2019.

	Three Months Ended September 30,
	2020					2019
	Same Store	Develop-ment	Acquisi-tion	Disposi-tion	Total	Same Store	Develop-ment	Acquisi-tion	Disposi-tion	Total
	(in thousands)
Operating revenues:
Rental income	$185,992	$37,985	$3,145	$—	$227,122	$190,998	$19,488	$—	$1,835	$212,321
Other property income	1,040	147	5	—	1,192	2,705	377	—	122	3,204
Total	187,032	38,132	3,150	—	228,314	193,703	19,865	—	1,957	215,525
Property and related expenses:
Property expenses	33,220	5,634	382	—	39,236	37,402	3,298	—	608	41,308
Real estate taxes	17,378	5,974	516	—	23,868	17,060	2,647	—	291	19,998
Ground leases	1,905	—	214	—	2,119	2,049	—	—	—	2,049
Total	52,503	11,608	1,112	—	65,223	56,511	5,945	—	899	63,355
Net Operating Income, as defined	$134,529	$26,524	$2,038	$—	$163,091	$137,192	$13,920	$—	$1,058	$152,170

	Three Months Ended September 30, 2020 as compared to the Three Months Ended September 30, 2019
	Same Store		Development		Acquisition		Disposition		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income	$(5,006)	(2.6)%	$18,497	94.9%	$3,145	100.0%	$(1,835)	(100.0)%	$14,801	7.0%
Other property income	(1,665)	(61.6)%	(230)	(61.0)%	5	100.0%	(122)	(100.0)%	(2,012)	(62.8)%
Total	(6,671)	(3.4)%	18,267	92.0%	3,150	100.0%	(1,957)	(100.0)%	12,789	5.9%
Property and related expenses:
Property expenses	(4,182)	(11.2)%	2,336	70.8%	382	100.0%	(608)	(100.0)%	(2,072)	(5.0)%
Real estate taxes	318	1.9%	3,327	125.7%	516	100.0%	(291)	(100.0)%	3,870	19.4%
Ground leases	(144)	(7.0)%	—	—%	214	100.0%	—	—%	70	3.4%
Total	(4,008)	(7.1)%	5,663	95.3%	1,112	100.0%	(899)	(100.0)%	1,868	2.9%
Net Operating Income, as defined	$(2,663)	(1.9)%	$12,604	90.5%	$2,038	100.0%	$(1,058)	(100.0)%	$10,921	7.2%

Net Operating Income increased $10.9 million, or 7.2%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 resulting from:

•	A decrease in Net Operating Income of $2.7 million attributable to the Same Store Properties which was driven by the following activity:

•	A decrease in total operating revenues of $6.7 million primarily due to:

•	$7.0 million increase from new leases and renewals at higher rates primarily in the San Francisco Bay Area, Greater Los Angeles, and San Diego County regions; offset by

•	$6.9 million decrease related to the impact of COVID-19, comprised of:

•
$2.1 million decrease due to charges against rental income due to tenant creditworthiness considerations, tenants on a cash basis of revenue recognition and abatements given due to the COVID-19 pandemic;

•	$1.5 million decrease due to lower parking income resulting from a reduction in the number of monthly parking spaces rented as a result of COVID-19 stay-at-home orders;

•	$1.6 million decrease due to lower reimbursable operating expenses resulting from COVID-19 stay-at-home orders; and

•
$1.7 million decrease in other property income primarily due to lower transient and special event parking income at a number of properties in the San Francisco Bay Area, Greater Seattle and Greater Los Angeles regions. We expect daily, special event and transient parking to be impacted while restrictions intended to prevent the spread of COVID-19 remain in effect;

•	$3.1 million decrease due to early lease termination fees received in 2019 for two tenants in the San Francisco Bay Area;

•	$2.7 million decrease due to lower occupancy primarily in the Greater Los Angeles and San Diego County regions; and

•	$0.9 million decrease in recoveries primarily related to new tenants with 2020 base years and one tenant that received a property tax exemption commencing in July 2020;

•	A decrease in property and related expenses of $4.0 million primarily due to the following:

•
$3.6 million decrease in reimbursable property expenses including janitorial, utilities, parking, and various other recurring expenses due to several tenants implementing work from home policies due to the COVID-19 pandemic.

We anticipate lower reimbursable property expenses and corresponding tenant recoveries as a result of lower usage of our buildings by tenants while restrictions intended to prevent the spread of COVID-19 are in effect; and

•	$0.3 million decrease primarily due to lower non-reimbursable expenses;

•
An increase in Net Operating Income of $12.6 million attributable to the Development Properties driven by one office development project that was added to the stabilized portfolio in the first quarter of 2020 and the commencement of revenue recognition on the first phase of one office development project in June 2020; and

•	An increase in Net Operating Income of $2.0 million attributable to the Acquisition Properties; partially offset by

•	A decrease in Net Operating Income of $1.1 million attributable to the Disposition Properties.

Other Expenses and Income

General and Administrative Expenses

General and administrative expenses decreased by approximately $4.0 million, or 17.7%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to:

•
A decrease of $4.8 million primarily due to lower compensation accruals and other related cost cutting measures as a result of COVID-19 and severance costs incurred in 2019 related to the departure of two executive officers; and

•	A decrease of $1.6 million primarily related to a settlement payment received from a previously disclosed litigation matter; partially offset by

•	An increase of $2.4 million primarily related to political contributions for statewide ballot measures.

Leasing Costs

Leasing costs decreased by $0.2 million or 17.3%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to a lower level of leasing activity during the three months ended September 30, 2020.

Depreciation and Amortization

Depreciation and amortization increased $2.6 million, or 3.8%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to the following:

•	An increase of $5.9 million attributable to the Development Properties; and

•	An increase of $2.2 million attributable to the Acquisition Properties; partially offset by

•	A decrease of $4.6 million attributable to the Same Store Properties; and

•	A decrease of $0.9 million attributable to the Disposition Properties.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts and deferred financing cost amortization, and capitalized interest, including capitalized debt discounts and deferred financing cost amortization, for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	Dollar Change	Percentage Change
	(in thousands)
Gross interest expense	$38,807	$32,220	$6,587	20.4%
Capitalized interest and deferred financing costs	(19,339)	(20,585)	1,246	(6.1)%
Interest expense	$19,468	$11,635	$7,833	67.3%

Gross interest expense, before the effect of capitalized interest and deferred financing costs, increased $6.6 million, or 20.4%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 primarily due to an increase in the average outstanding debt balance for the three months ended September 30, 2020.

Capitalized interest and deferred financing costs decreased $1.2 million, or 6.1%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to a decrease in the weighted average interest rate during the three months ended September 30, 2020. During the three months ended September 30, 2020 and 2019, we capitalized interest on in-process development projects and future development pipeline projects with an average aggregate cost basis of approximately $1.9 billion and $2.0 billion, respectively. In the event of an extended cessation of development activities to get any of these projects ready for its intended use, such projects could potentially no longer qualify for capitalization of interest or other carrying costs. However, a cessation of development activities caused by events outside of our control, such as those as a result of government restrictions aimed at stopping the spread of COVID-19, would not impact our ability to capitalize interest and other carrying costs. Refer to “Part II – Other Information, Item IA. Risk Factors” included in this report for additional information about the potential impact of the COVID-19 pandemic, and restrictions intended to prevents its spread, on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders.

Net Income Attributable to Noncontrolling Interests in Consolidated Property Partnerships

Net income attributable to noncontrolling interests in consolidated property partnerships increased by $0.7 million or 18.3% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to a new lease at a higher rate at one property held in a property partnership in 2020. The amounts reported for the three months ended September 30, 2020 and 2019 are comprised of the noncontrolling interest’s share of net income for 100 First Street Member, LLC (“100 First LLC”) and 303 Second Street Member, LLC (“303 Second LLC”) and the noncontrolling interest's share of net income for Redwood City Partners, LLC (“Redwood LLC”).

Comparison of the Nine Months Ended September 30, 2020 to the Nine Months Ended September 30, 2019

The following table summarizes our Net Operating Income, as defined, for our total portfolio for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2020	2019
	($ in thousands)
Reconciliation of Net Income Available to Common Stockholders to Net Operating Income, as defined:
Net Income Available to Common Stockholders	$108,463	$122,943	$(14,480)	(11.8)%
Net income attributable to noncontrolling common units of the Operating Partnership	1,857	2,423	(566)	(23.4)%
Net income attributable to noncontrolling interests in consolidated property partnerships	13,521	11,941	1,580	13.2%
Net income	$123,841	$137,307	$(13,466)	(9.8)%
Unallocated expense (income):
General and administrative expenses	76,179	65,774	10,405	15.8%
Leasing Costs	3,772	5,599	(1,827)	(32.6)%
Depreciation and amortization	226,318	203,617	22,701	11.1%
Interest income and other net investment gain	(1,579)	(3,205)	1,626	(50.7)%
Interest expense	49,796	34,605	15,191	43.9%
Gains on sales of depreciable operating properties	—	(7,169)	7,169	(100.0)%
Net Operating Income, as defined	$478,327	$436,528	$41,799	9.6%

The following tables summarize our Net Operating Income, as defined, for our total portfolio for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,
	2020					2019
	Same Store	Develop-ment	Acquisi-tion	Disposi-tion	Total	Same Store	Develop-ment	Acquisi-tion	Disposi-tion	Total
	(in thousands)
Operating revenues:
Rental income	$554,729	$99,375	$10,007	$—	$664,111	$565,150	$36,683	$—	$7,499	$609,332
Other property income	4,142	728	84	—	4,954	6,707	697	—	483	7,887
Total	558,871	100,103	10,091	—	669,065	571,857	37,380	—	7,982	617,219
Property and related expenses:
Property expenses	100,913	14,126	1,009	—	116,048	109,851	5,969	—	2,173	117,993
Real estate taxes	51,838	14,513	1,573	—	67,924	51,237	4,412	—	914	56,563
Ground leases	6,135	—	631	—	6,766	6,135	—	—	—	6,135
Total	158,886	28,639	3,213	—	190,738	167,223	10,381	—	3,087	180,691
Net Operating Income, as defined	$399,985	$71,464	$6,878	$—	$478,327	$404,634	$26,999	$—	$4,895	$436,528

	Nine Months Ended September 30, 2020 as compared to the Nine Months Ended September 30, 2019
	Same Store		Development		Acquisition		Disposition		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income	$(10,421)	(1.8)%	$62,692	170.9%	$10,007	100.0%	$(7,499)	(100.0)%	$54,779	9.0%
Other property income	(2,565)	(38.2)%	31	4.4%	84	100.0%	(483)	(100.0)%	(2,933)	(37.2)%
Total	(12,986)	(2.3)%	62,723	167.8%	10,091	100.0%	(7,982)	(100.0)%	51,846	8.4%
Property and related expenses:
Property expenses	(8,938)	(8.1)%	8,157	136.7%	1,009	100.0%	(2,173)	(100.0)%	(1,945)	(1.6)%
Real estate taxes	601	1.2%	10,101	228.9%	1,573	100.0%	(914)	(100.0)%	11,361	20.1%
Ground leases	—	—%	—	—%	631	100.0%	—	—%	631	10.3%
Total	(8,337)	(5.0)%	18,258	175.9%	3,213	100.0%	(3,087)	(100.0)%	10,047	5.6%
Net Operating Income, as defined	$(4,649)	(1.1)%	$44,465	164.7%	$6,878	100.0%	$(4,895)	(100.0)%	$41,799	9.6%

Net Operating Income increased $41.8 million, or 9.6%, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 primarily resulting from:

•	A decrease of $4.6 million attributable to the Same Store Properties primarily resulting from:

•	A decrease in total operating revenues of $13.0 million primarily due to:

•	$24.8 million increase from new leases and renewals at higher rates at various properties across the portfolio; offset by

•	$18.8 million decrease due to the impact of COVID-19, comprised of:

•	$11.8 million decrease primarily due to charges against rental income due to tenant creditworthiness considerations and abatements provided to tenants as a result of the COVID-19 pandemic;

•	$2.5 million decrease due to lower parking income resulting from a reduction in the number of monthly parking spaces rented as a result of COVID-19 stay-at-home orders;

•	$1.9 million decrease due to lower reimbursable operating expenses as a result of the COVID-19 pandemic; and

•
$2.6 million decrease in other property income primarily due to lower transient and special event parking income at a number of properties in the San Francisco Bay Area, Greater Seattle and Greater Los Angeles regions. We expect daily, special event and transient parking to be impacted while restrictions intended to prevent the spread of COVID-19 are in effect;

•	$9.3 million decrease primarily due to early lease termination fees received in 2019 for two tenants in the San Francisco Bay Area;

•	$4.2 million net decrease primarily related to the improved credit quality of a tenant in 2019 for which the Company recorded a bad debt reserve in 2018;

•	$2.8 million decrease due to lower occupancy primarily in the Greater Los Angeles and San Diego County regions; and

•
$2.5 million decrease in the tenant reimbursement component of rental income due to a tenant in the San Francisco Bay Area’s change from a triple net lease to a modified net lease, resulting in payment of expenses directly to vendors, and new tenants with 2020 base years;

•
A decrease in property and related expenses of $8.3 million primarily due to a decrease in reimbursable expenses such as utilities, parking, janitorial, security, and various other recurring expenses due to several tenants implementing work from home policies due to the COVID-19 pandemic. We anticipate lower reimbursable property expenses and corresponding tenant recoveries as a result of lower usage of our buildings by tenants in while restrictions intended to prevent the spread of COVID-19 are in effect;

•
An increase of $44.5 million attributable to the Development Properties driven by one office development project that was added to the stabilized portfolio in the first quarter of 2020 and the commencement of revenue recognition on the first phase of one office development project in June of 2020; and

•	An increase of $6.9 million attributable to the Acquisition Properties; partially offset by

•	A decrease of $4.9 million attributable to the Disposition Properties.

Other Expenses and Income

General and Administrative Expenses

General and administrative expenses increased $10.4 million, or 15.8%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to the following:

•
An increase of $10.3 million primarily due to increased severance costs related to the departure of an executive officer and certain other employees, net of severance costs associated with departures of executive officers in 2019, lower compensation accruals and other related cost-cutting measures as a results of COVID-19; and

•	An increase of $2.4 million primarily due to political contributions for statewide ballot measures; partially offset by

•	A decrease of $2.3 million primarily due to the settlement of a previously disclosed litigation matter.

Leasing Costs

Leasing costs decreased by $1.8 million or 32.6%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to a lower level of leasing activity during the nine months ended September 30, 2020.

Depreciation and Amortization

Depreciation and amortization increased $22.7 million, or 11.1%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to the following:

•	An increase of $22.7 million attributable to the Development Properties; and

•	An increase of $7.1 million attributable to the Acquisition Properties; partially offset by

•	A decrease of $4.0 million attributable to the Same Store Properties; and

•	A decrease of $3.1 million attributable to the Disposition Properties.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts/premiums and deferred financing cost amortization, and capitalized interest, including capitalized debt discounts/premiums and deferred financing cost amortization for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Dollar Change	Percentage Change
	(in thousands)
Gross interest expense	$111,069	$95,507	$15,562	16.3%
Capitalized interest and deferred financing costs	(61,273)	(60,902)	(371)	0.6%
Interest expense	$49,796	$34,605	$15,191	43.9%

Gross interest expense, before the effect of capitalized interest and deferred financing costs, increased $15.6 million or 16.3% for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 primarily due to an increase in our average debt balance for the nine months ended September 30, 2020.

Capitalized interest and deferred financing costs increased $0.4 million or 0.6%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to an increase in the average development asset balances qualifying for interest capitalization for the nine months ended September 30, 2020. During the nine months ended September 30, 2020 and 2019, we capitalized interest on in-process development projects and future development pipeline projects with an average aggregate cost basis of approximately $2.1 billion and $1.9 billion, respectively.

Net Income Attributable to Noncontrolling Interests in Consolidated Property Partnerships

Net income attributable to noncontrolling interests in consolidated property partnerships increased $1.6 million or 13.2% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to a new lease at a higher rate at one property held in a property partnership in 2020. The amounts reported for the nine months ended September 30, 2020 and 2019 are comprised of the noncontrolling interest’s share of net income for 100 First Street Member, LLC (“100 First LLC”), 303 Second Street Member (“303 Second LLC”) and Redwood City Partners, LLC (“Redwood LLC”).

Liquidity and Capital Resources of the Company

In this “Liquidity and Capital Resources of the Company” section, the term the “Company” refers only to Kilroy Realty Corporation on an unconsolidated basis and excludes the Operating Partnership and all other subsidiaries.

The Company’s business is operated primarily through the Operating Partnership. Distributions from the Operating Partnership are the Company’s primary source of capital. The Company believes the Operating Partnership’s sources of working capital, specifically its cash flow from operations and borrowings available under its unsecured revolving credit facility and funds from its capital recycling program, including strategic ventures, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its common stockholders for the next twelve months. Cash flows from operating activities generated by the Operating Partnership for the nine months ended September 30, 2020 were sufficient to cover the Company’s payment of cash dividends to its stockholders. However, there can be no assurance that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distributions to the Company. The unavailability of capital could adversely affect the Operating Partnership’s ability to make distributions to the Company, which would in turn, adversely affect the Company’s ability to pay cash dividends to its stockholders.

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

COVID-19 Liquidity Highlights

As of the date of this report, we have no material debt maturities prior to July 2022, at which time our revolving credit facility matures. As of October 27, 2020, we had approximately $685.0 million in cash and cash equivalents, with an additional $750.0 million available under our unsecured revolving credit facility, as a result of settling various forward equity sale agreements and the completion of a private placement of $350.0 million in unsecured senior notes and a public offering of $425.0 million in green unsecured senior notes during the nine months ended September 30, 2020. We believe that this available liquidity makes us well positioned to navigate uncertainty resulting from the COVID-19 pandemic. In addition, as discussed above, the Company is a well-known seasoned issuer and has historically been able to raise capital on a timely basis in the public markets, as well as the private markets, as demonstrated by the transactions listed above. Any future financings, however, will depend on market conditions for capital raises and for the investment of any proceeds and there can be no assurances that we will successfully obtain such financings.

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

On August 26, 2020, the Board of Directors declared a regular quarterly cash dividend of $0.50, an increase of 3.1% from the prior regular quarterly cash dividend of $0.485 per share of common stock. The regular quarterly cash dividend is payable to stockholders of record on September 30, 2020 and a corresponding cash distribution of $0.50 per Operating Partnership unit is payable to holders of the Operating Partnership’s common limited partnership interests of record on September 30, 2020, including those owned by the Company. The total cash quarterly dividends and distributions paid on October 14, 2020 were $58.6 million.

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

Capitalization

As of September 30, 2020, our total debt as a percentage of total market capitalization was 39.4%, which was calculated based on the closing price per share of the Company’s common stock of $51.96 on September 30, 2020 as shown in the following table:

	Shares/Units at September 30, 2020	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
	($ in thousands)
Debt: (1)(2)
Unsecured Senior Notes due 2023		$300,000	3.0%
Unsecured Senior Notes due 2024		425,000	4.2%
Unsecured Senior Notes due 2025		400,000	4.0%
Unsecured Senior Notes Series A & B due 2026		250,000	2.5%
Unsecured Senior Notes due 2028		400,000	4.0%
Unsecured Senior Notes due 2029		400,000	4.0%
Unsecured Senior Notes Series A & B due 2027 & 2029		250,000	2.5%
Unsecured Senior Notes due 2030		500,000	5.0%
Unsecured Senior Notes due 2031		350,000	3.5%
Unsecured Senior Notes due 2032		425,000	4.2%
Secured debt		255,668	2.5%
Total debt		$3,955,668	39.4%
Equity and Noncontrolling Interests in the Operating Partnership: (3)
Common limited partnership units outstanding (4)	1,931,574	$100,365	1.0%
Shares of common stock outstanding	115,247,221	5,988,246	59.6%
Total Equity and Noncontrolling Interests in the Operating Partnership		$6,088,611	60.6%
Total Market Capitalization		$10,044,279	100.0%
________________________

(1)
Represents gross aggregate principal amount due at maturity before the effect of the following at September 30, 2020: $23.3 million of unamortized deferred financing costs on the unsecured senior notes and secured debt and $8.5 million of unamortized discounts for the unsecured senior notes.

(2)
As of September 30, 2020, there was no outstanding balance on the unsecured revolving credit facility. During the three months ended September 30, 2020, we fully repaid the $150.0 million unsecured term loan facility.

(3)	Value based on closing price per share of our common stock of $51.96 as of September 30, 2020.

(4)	Includes common units of the Operating Partnership not owned by the Company; does not include noncontrolling interests in consolidated property partnerships.

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

Liquidity Sources

Unsecured Revolving Credit Facility and Term Loan Facility

The following table summarizes the balance and terms of our unsecured revolving credit facility as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(in thousands)
Outstanding borrowings	$—	$245,000
Remaining borrowing capacity	750,000	505,000
Total borrowing capacity (1)	$750,000	$750,000
Interest rate (2)	1.15%	2.76%
Facility fee-annual rate (3)	0.200%
Maturity date	July 2022
________________________

(1)
We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $600.0 million under an accordion feature under the terms of the unsecured revolving credit facility and unsecured term loan facility.

(2)	Our unsecured revolving credit facility interest rate was calculated based the contractual rate of LIBOR plus 1.000% as of September 30, 2020 and December 31, 2019.

(3)
Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of September 30, 2020 and December 31, 2019, $2.4 million and $3.4 million of unamortized deferred financing costs, respectively, which are included in prepaid expenses and other assets, net on our consolidated balance sheets, remained to be amortized through the maturity date of our unsecured revolving credit facility.

We intend to borrow under the unsecured revolving credit facility as necessary for general corporate purposes, to finance development and redevelopment expenditures, to fund potential acquisitions and to potentially repay long-term debt to supplement cash balances given uncertainties and volatility in market conditions.

In August 2020, the Company repaid in full the $150.0 million unsecured term loan facility. The following table summarizes the balance and terms of our unsecured term loan facility as of December 31, 2019:

December 31, 2019

Outstanding borrowings	$150,000
Remaining borrowing capacity	—
Total borrowing capacity (1)	$150,000
Interest rate (2)	2.85%
Undrawn facility fee-annual rate	0.200%
Maturity date	July 2022
________________________

(1)	As of December 31, 2019, $0.7 million of unamortized deferred financing costs remained to be amortized through the maturity date of our unsecured term loan facility.

(2)	Our unsecured term loan facility interest rate was calculated based on the contractual rate of LIBOR plus 1.100% as of December 31, 2019.

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

We currently anticipate that, for the remainder of 2020, we could raise additional capital of approximately $75.0 million through our dispositions program. Any potential future disposition transactions and the timing of any potential future capital recycling transactions will depend on market conditions and other factors, including but not limited to our capital needs, the availability of financing for potential buyers (which has been and may continue to be constrained for some potential buyers due to the ongoing COVID-19 pandemic’s impact on economic and market conditions, including the financial markets), and our ability to defer some or all of the taxable gains on the sales. In addition, we cannot assure you that we will dispose of any additional properties, or that we will be able to identify and complete the acquisitions of suitable replacement properties to effect Section 1031 Exchanges to defer some or all of the taxable gains related to our capital recycling program. In the event we are unable to complete dispositions as planned, we may raise capital through other sources of liquidity including our available unsecured revolving credit facility or the public or private issuance of unsecured debt.

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

In March 2020, we physically settled all forward equity sale agreements entered into in 2019. Upon settlement, the Company issued 3,147,110 shares of common stock for net proceeds of $247.3 million and contributed the net proceeds to the Operating Partnership in exchange for an equal number of units in the Operating Partnership. We did not enter into any forward equity sale agreements under our at-the-market program during the nine months ended September 30, 2020.

Since commencement of our current at-the-market program, we have completed sales of 3,594,576 shares of common stock through September 30, 2020. As of September 30, 2020, we may offer and sell shares of our common stock having an aggregate gross sales price up to approximately $214.2 million under our current at-the-market program.

The Company did not complete any direct sales of common stock under the program during the three or nine months ended September 30, 2020. The following table sets forth information regarding settlements of forward equity sale agreements under our at-the-market offering program for the nine months ended September 30, 2020:

Nine Months Ended September 30, 2020
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

Shelf Registration Statement

The Company is a well-known seasoned issuer and the Company and the Operating Partnership have an effective shelf registration statement that provides for the public offering and sale from time to time by the Company of its preferred stock, common stock, depository shares and guarantees of debt securities and by the Operating Partnership of its debt securities, in each case in unlimited amounts. The Company evaluates the capital markets on an ongoing basis for opportunities to raise capital, and, as circumstances warrant, the Company and the Operating Partnership may issue securities of all of these types in one or more offerings at any time and from time to time on an opportunistic basis, depending upon, among other things, market conditions, available pricing and capital needs. During the nine months ended September 30, 2020, the Company’s stock price ranged from $49.01 to $88.28, an 80% swing, as a result of COVID-19 and the resultant impact on the capital markets and economy. If current conditions continue for an extended period of time, capital raising could be more challenging than under conditions prior to COVID-19. When the Company receives proceeds from the sales of its preferred or common stock, it generally contributes the net proceeds from those sales to the Operating Partnership in exchange for corresponding preferred or common partnership units of the Operating Partnership. The Operating Partnership may use these proceeds and proceeds from the sale of its debt securities to repay debt, including borrowings under its unsecured revolving credit facility, to develop new or existing properties, to make acquisitions of properties or portfolios of properties, or for general corporate purposes.

Unsecured and Secured Debt

The aggregate principal amount of the unsecured and secured debt of the Operating Partnership outstanding as of September 30, 2020 was as follows:

Aggregate Principal Amount Outstanding
(in thousands)
Unsecured Senior Notes due 2023	$300,000
Unsecured Senior Notes due 2024	425,000
Unsecured Senior Notes due 2025	400,000
Unsecured Senior Notes Series A & B due 2026	250,000
Unsecured Senior Notes due 2028	400,000
Unsecured Senior Notes due 2029	400,000
Unsecured Senior Notes Series A & B due 2027 & 2029	250,000
Unsecured Senior Notes due 2030	500,000
Unsecured Senior Notes due 2031	350,000
Unsecured Senior Notes due 2032	425,000
Secured Debt	255,668
Total Unsecured and Secured Debt (1)	3,955,668
Less: Unamortized Net Discounts and Deferred Financing Costs (2)	(31,838)
Total Debt, Net	$3,923,830
________________________

(1)
As of September 30, 2020, there was no outstanding balance on the unsecured revolving credit facility. During the three months ended September 30, 2020, we fully repaid the $150.0 million unsecured term loan facility.

(2)
Includes $23.3 million of unamortized deferred financing costs on the unsecured senior notes and secured debt and $8.5 million of unamortized discounts for the unsecured senior notes. Excludes unamortized deferred financing costs on the unsecured revolving credit facility, which are included in prepaid expenses and other assets, net on our consolidated balance sheets.

Unsecured Senior Notes - Registered Offering

In August 2020, the Operating Partnership issued $425.0 million aggregate principal amount of green unsecured senior notes in a registered public offering. The outstanding balance of the unsecured senior notes is included in unsecured debt, net of an initial issuance discount of $2.7 million, on our consolidated balance sheets. The unsecured senior notes, which are scheduled to mature on November 15, 2032, require semi-annual interest payments each May and November based on a stated annual interest rate of 2.500%. The Operating Partnership may redeem the notes at any time prior to August 15, 2032, either in whole or in part, subject to the payment of an early redemption premium prior to a par call option period commencing three months prior to maturity.

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

Debt Composition

The composition of the Operating Partnership’s aggregate debt balances between secured and unsecured and fixed-rate and variable-rate debt as of September 30, 2020 and December 31, 2019 was as follows:

	Percentage of Total Debt (1)		Weighted Average Interest Rate (1)
	September 30, 2020 (2)	December 31, 2019	September 30, 2020 (2)	December 31, 2019
Secured vs. unsecured:
Unsecured	93.5%	92.8%	3.8%	3.8%
Secured	6.5%	7.2%	3.9%	3.9%
Variable-rate vs. fixed-rate:
Variable-rate	—%	11.0%	—%	2.8%
Fixed-rate (3)	100.0%	89.0%	3.8%	3.9%
Stated rate (3)			3.8%	3.8%
GAAP effective rate (4)			3.8%	3.8%
GAAP effective rate including debt issuance costs			4.1%	4.0%
________________________

(1)	As of the end of the period presented.

(2)
As of September 30, 2020, there was no outstanding balance on the unsecured revolving credit facility. During the three months ended September 30, 2020, we fully repaid the $150.0 million unsecured term loan facility.

(3)	Excludes the impact of the amortization of any debt discounts/premiums and deferred financing costs.

(4)	Includes the impact of the amortization of any debt discounts/premiums, excluding deferred financing costs.

Liquidity Uses

Contractual Obligations

Refer to our 2019 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside of the ordinary course of business, to these contractual obligations during the nine months ended September 30, 2020.

Other Liquidity Uses

Development

As of September 30, 2020, we had three development projects under construction.  These projects have a total estimated investment of approximately $910.0 million of which we have incurred approximately $539.9 million and committed an additional $366.0 million as of September 30, 2020, of which $40.0 million is currently expected to be spent through the end of 2020. In addition, as of September 30, 2020, we had four development projects in the tenant improvement phase. These projects have a total estimated investment of approximately $1.03 billion, of which we have incurred approximately $850.0 million, net of retention, and committed an additional $175.0 million as of September 30, 2020, of which $64.0 million is currently expected to be spent through the end of 2020. We also had two stabilized development projects with a total estimated investment of $860.0 million, of which $7.0 million remains to be spent as of September 30, 2020, and is expected to be spent through the end of 2020.  Ultimate timing of these expenditures may fluctuate given construction progress and leasing status of the projects. Additionally, the COVID-19 pandemic, and restrictions intended to prevent its spread, could cause delays or increase costs associated with building materials or construction services necessary for construction in the future, which could adversely impact our ability to continue or complete construction as planned, on budget or at all, and may delay the start of construction on our future development pipeline projects. We expect that any material additional development activities will be funded with borrowings under the unsecured revolving credit facility, the public or private issuance of debt or equity securities, the disposition of assets under our capital recycling program, or strategic venture opportunities.

Debt Maturities

We believe our conservative leverage and staggered debt maturities provide us with financial flexibility and enhance our ability to obtain additional sources of liquidity if necessary, and, therefore, we believe we are well-positioned to refinance or repay maturing debt and to pursue our strategy of seeking attractive acquisition opportunities, which we may finance, as necessary, with future public and private issuances of debt and equity securities. However, we can provide no assurance that we will have access to the public or private debt or equity markets in the future on favorable terms or at all. Refer to “Part II – Other Information, Item IA. Risk Factors” included in this report for additional information about the potential impact of the COVID-19 pandemic, and restrictions intended to prevents its spread, on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders. Our next debt maturity occurs in July 2022 and relates to our unsecured revolving credit facility, under which we currently do not have any amounts borrowed.

Potential Future Acquisitions

As discussed in the section “Factors That May Influence Future Results of Operations - Acquisitions,” we continue to evaluate strategic opportunities and remain a disciplined buyer of development and redevelopment opportunities as well as value-add operating properties, dependent on market conditions and business cycles, among other factors.  We focus on growth opportunities in West Coast markets populated by knowledge and creative based tenants in a variety of industries, including technology, media, healthcare, life sciences, entertainment and professional services.  Any material acquisitions will be funded with borrowings under the unsecured revolving credit facility, the public or private issuance of debt or equity securities, the disposition of assets under our capital recycling program, the formation of strategic ventures or through the assumption of existing debt.

We cannot provide assurance that we will enter into any agreements to acquire properties, or undeveloped land, or that the potential acquisitions contemplated by any agreements we may enter into in the future will be completed.

Share Repurchases

As of September 30, 2020, 4,935,826 shares remained eligible for repurchase under a share repurchase program approved by the Company's board of directors in 2016. Under this program, repurchases may be made in open market transactions at prevailing prices or through privately negotiated transactions. We may elect to repurchase shares of our common stock under this program in the future depending upon various factors, including market conditions, the trading price of our common stock and our other uses of capital. This program does not have a termination date and repurchases may be discontinued at any time. We intend to fund repurchases, if any, primarily with the proceeds from property dispositions.

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

Debt Covenants

The unsecured revolving credit facility, unsecured term loan facility, unsecured term loan, unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key existing financial covenants and their covenant levels include:

Unsecured Credit Facility and Private Placement Notes (as defined in the applicable Credit Agreements):	Covenant Level	Actual Performance as of September 30, 2020
Total debt to total asset value	less than 60%	30%
Fixed charge coverage ratio	greater than 1.5x	3.3x
Unsecured debt ratio	greater than 1.67x	3.15x
Unencumbered asset pool debt service coverage	greater than 1.75x	4.04x

Unsecured Senior Notes due 2023, 2024, 2025, 2028, 2029, 2030 and 2032 (as defined in the applicable Indentures):
Total debt to total asset value	less than 60%	35%
Interest coverage	greater than 1.5x	8.8x
Secured debt to total asset value	less than 40%	2%
Unencumbered asset pool value to unsecured debt	greater than 150%	295%

The Operating Partnership was in compliance with all of its debt covenants as of September 30, 2020. Our current expectation is that the Operating Partnership will continue to meet the requirements of its debt covenants in both the short and long term. In response to the COVID-19 pandemic, we have completed stress testing of our various financial covenants assuming decreases in rental income and determined that the Operating Partnership has adequate cushion between actual performance and debt covenant levels. However, in the event of an economic slowdown or continued volatility in the credit markets, there is no certainty that the Operating Partnership will be able to continue to satisfy all the covenant requirements.

Consolidated Historical Cash Flow Summary

The following summary discussion of our consolidated historical cash flow is based on the consolidated statements of cash flows in Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow for the periods presented below. Changes in our cash flow include changes in cash and cash equivalents and restricted cash. Our historical cash flow activity for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 is as follows:

	Nine Months Ended September 30,
	2020	2019	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$363,980	$301,390	$62,590	20.8%
Net cash used in investing activities	(475,701)	(727,184)	251,483	34.6%
Net cash provided by financing activities	900,686	558,680	342,006	61.2%
Net increase in cash and cash equivalents	$788,965	$132,886	$656,079	493.7%

Operating Activities

Our cash flows from operating activities depends on numerous factors including the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, the level of operating expenses, the impact of property acquisitions, completed development projects and related financing activities, and other general and administrative costs. Our net cash provided by operating activities increased by $62.6 million, or 20.8%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily as a result of net changes in other assets related to the timing of expenditures and net cash flow from operations of development properties that became stabilized during the nine months ended September 30, 2020. See additional information under the caption “—Results of Operations.”

Investing Activities

Our cash flows from investing activities is generally used to fund development and operating property acquisitions, expenditures for development projects, and recurring and nonrecurring capital expenditures for our operating properties, net of proceeds received from dispositions of real estate assets. Our net cash used in investing activities decreased by $251.5 million or 34.6% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to lower expenditures for development properties and undeveloped land and no acquisition activity during the nine months ended September 30, 2020.

Financing Activities

Our cash flows from financing activities is principally impacted by our capital raising activities, net of dividends and distributions paid to common and preferred security holders. Our net cash provided by financing activities increased by $342.0 million, or 61.2%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to the net proceeds received upon physical settlement of our February 2020 forward equity sale agreements pursuant to which we issued 5,750,000 shares of common stock and the forward equity sale agreements entered into during the year ended December 31, 2019 under our at-the-market program pursuant to which we issued 3,147,110 shares of common stock during the nine months ended September 30, 2020.

Off-Balance Sheet Arrangements

As of September 30, 2020 and as of the date this report was filed, we did not have any off-balance sheet transactions, arrangements or obligations, including contingent obligations.

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

The following table presents our FFO for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Net income available to common stockholders	$49,028	$43,846	$108,463	$122,943
Adjustments:
Net income attributable to noncontrolling common units of the Operating Partnership	785	852	1,857	2,423
Net income attributable to noncontrolling interests in consolidated property partnerships	4,258	3,600	13,521	11,941
Depreciation and amortization of real estate assets	70,422	67,985	218,841	199,967
Gains on sales of depreciable real estate	—	—	—	(7,169)
Funds From Operations attributable to noncontrolling interests in consolidated property partnerships	(7,102)	(7,040)	(22,029)	(21,145)
Funds From Operations (1)(2)	$117,391	$109,243	$320,653	$308,960
________________________

(1)	Reported amounts are attributable to common stockholders, common unitholders and restricted stock unitholders.

(2)
FFO available to common stockholders and unitholders includes amortization of deferred revenue related to tenant-funded tenant improvements of $4.4 million and $6.8 million for the three months ended September 30, 2020 and 2019, respectively, and $17.4 million and $14.9 million for the nine months ended September 30, 2020 and 2019, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about our market risk is disclosed in “Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and is incorporated herein by reference. There have been no material changes for the nine months ended September 30, 2020, to the information provided in “Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2020, the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

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

As required by SEC Rule 13a-15(b), the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of its general partner, of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2020, the end of the period covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of its general partner concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes that occurred during the period covered by this report in the Operating Partnership’s internal control over financial reporting identified in connection with the evaluation referenced above that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We and our properties are subject to routine litigation incidental to our business. These matters are generally covered by insurance. As of September 30, 2020, we are not a defendant in, and our properties are not subject to, any legal proceedings that we believe, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors included in the Company’s and the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2019, other than as set forth below, which supplements the risk factors included in the Company’s and the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2019.

The ongoing COVID-19 pandemic, and restrictions intended to prevent its spread, could adversely impact our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders. The ongoing COVID-19 pandemic, and restrictions intended to prevent its spread, have already had a significant adverse impact on economic and market conditions around the world in 2020, including the United States and the markets in which we own properties and/or have development projects. The impact of the COVID-19 pandemic continues to evolve. All the states where we own properties and/or have development projects (i.e., California and Washington) initially reacted to the COVID-19 pandemic by instituting quarantines, restrictions on travel, “shelter in place” rules, stay-at-home orders, density limitations, social distancing measures, restrictions on types of business that may continue to operate and/or restrictions on types of construction projects that may continue. Although some state governments and other authorities were in varying stages of lifting or modifying some of these measures, all the states where we own properties and/or have development projects have been forced to reinstitute these measures and may, in the future, impose new, more restrictive measures, if the risks, or the perception of the risks, related to the COVID-19 pandemic worsen at any time. Furthermore, although in certain cases, exceptions are available for essential retail, research and laboratory activities, essential building services, such as cleaning and maintenance, and certain essential construction projects, there can be no assurance that such exceptions will enable us to avoid adverse impacts on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders. For instance, some of the activities of our parking, retail space, co-working tenants and residential tenants are not covered by the exceptions listed above, and we have seen weakness and a material reduction in rent collections from these tenants that may continue for an indeterminate period pending a cessation of the adverse impacts from the COVID-19 pandemic, and restrictions intended to prevent its spread. In addition, there can be no assurance as to how long restrictions intended to prevent the spread of COVID-19 may remain in place in the states and cities where we own properties, and even if such restrictions are lifted, they may be reinstituted at a later date. If such restrictions remain in place for an extended period of time, we may experience further reductions in rents from our tenants.

Across all property types, as of September 30, 2020, we collected approximately 96% of our total gross rent billings for the three months ended September 30, 2020, including 100% from all of our top 15 tenants and as of the date of this report, we have collected 94% of our total gross rent billings for October 2020, including 100% from all of our top 15 tenants. Although we are and will continue to be actively engaged in rent collection efforts related to uncollected rent, as well as working with certain tenants who have requested rent deferrals (particularly those occupying retail space), we can provide no assurance that such efforts or our efforts in future periods will be successful. In addition, we are and will continue to be actively engaged in discussions with certain tenants regarding the adverse impacts of the COVID-19 pandemic, and restrictions intended to prevent its spread, and may afford certain additional accommodations.

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

(a) Recent Sales of Unregistered Securities: None.

(b) Use of Proceeds from Registered Securities: None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

The table below reflects our purchases of common stock during each of the three months in the three-month period ended
September 30, 2020.

Period	Total Number of Shares of Stock Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs
July 1. 2020 - July 31, 2020	58,795	$56.77	—	—
August 1, 2020 - August 31, 2020	274	57.02	—	—
September 1, 2020 - September 30, 2020	—	—	—	—
Total	59,069	$56.77	—	—
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

101.1
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the quarter ended September 30, 2020, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to the Consolidated Financial Statements (unaudited).(1)

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 29, 2020.

KILROY REALTY CORPORATION

By:	/s/ John Kilroy
John Kilroy President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Tyler H. Rose
Tyler H. Rose Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Merryl E. Werber
Merryl E. Werber Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 29, 2020.

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