Form 10-K
period 2020-12-31
KILROY REALTY CORP; Kilroy Realty, L.P.
filed 2021-02-12
CIK 1025996, 1493976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
☐
Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
Kilroy Realty Corporation  Yes  ☒  No  ☐    Kilroy Realty, L. P.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Kilroy Realty Corporation  Yes  ☐  No  ☒    Kilroy Realty, L. P.  Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting shares of common stock held by non-affiliates of Kilroy Realty Corporation was approximately $6,728,133,187 based on the quoted closing price on the New York Stock Exchange for such shares on June 30, 2020.

There is no public trading market for the common units of limited partnership interest of Kilroy Realty, L.P. As a result, the aggregate market value of the common units of limited partnership interest held by non-affiliates of Kilroy Realty, L.P. cannot be determined.

As of February 5, 2021, 116,369,096 shares of Kilroy Realty Corporation’s common stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Kilroy Realty Corporation’s Proxy Statement with respect to its 2021 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2020 of Kilroy Realty Corporation and Kilroy Realty, L.P. Unless stated otherwise or the context otherwise requires, references to “Kilroy Realty Corporation” or the “Company,” “we,” “our,” and “us” mean Kilroy Realty Corporation, a Maryland corporation, and its controlled and consolidated subsidiaries, and references to “Kilroy Realty, L.P.” or the “Operating Partnership” mean Kilroy Realty, L.P., a Delaware limited partnership, and its controlled and consolidated subsidiaries.

The Company is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of December 31, 2020, the Company owned an approximate 99.0% common general partnership interest in the Operating Partnership. The remaining approximate 1.0% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of the Company. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control and can cause it to enter into certain major transactions including acquisitions, dispositions, and refinancings and cause changes in its line of business, capital structure and distribution policies.

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

We believe combining the annual reports on Form 10-K of the Company and the Operating Partnership into this single report results in the following benefits:

•Combined reports better reflect how management and the analyst community view the business as a single operating unit;

•Combined reports enhance investors’ understanding of the Company and the Operating Partnership by enabling them to view the business as a whole and in the same manner as management;

•Combined reports are more efficient for the Company and the Operating Partnership and result in savings in time, effort and expense; and

•Combined reports are more efficient for investors by reducing duplicative disclosure and providing a single document for their review.

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•Item 6. Selected Financial Data – Kilroy Realty Corporation;

•Item 6. Selected Financial Data – Kilroy Realty, L.P.;

•Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

◦—Liquidity and Capital Resources of the Company; and

◦—Liquidity and Capital Resources of the Operating Partnership;

•consolidated financial statements;

•the following notes to the consolidated financial statements:

◦Note 8, Secured and Unsecured Debt of the Company;

◦Note 9, Secured and Unsecured Debt of the Operating Partnership;

◦Note 11, Noncontrolling Interests on the Company’s Consolidated Financial Statements;

◦Note 12, Noncontrolling Interests on the Operating Partnership’s Consolidated Financial Statements;

◦Note 13, Stockholders’ Equity of the Company;

◦Note 14, Partners’ Capital of the Operating Partnership;

◦Note 20, Net Income Available to Common Stockholders Per Share of the Company;

◦Note 21, Net Income Available to Common Unitholders Per Unit of the Operating Partnership;

◦Note 22, Supplemental Cash Flow Information of the Company;

◦Note 23, Supplemental Cash Flow Information of the Operating Partnership;

◦Note 25, Quarterly Financial Information of the Company (Unaudited); and

◦Note 26, Quarterly Financial Information of the Operating Partnership (Unaudited).

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

ITEM 1.    BUSINESS

The Company

Kilroy Realty Corporation (the “Company”) is a self-administered real estate investment trust (“REIT”) active in premier office and mixed-use submarkets along the West Coast. We own, develop, acquire and manage real estate assets, consisting primarily of Class A properties in the coastal regions of Greater Los Angeles, San Diego County, the San Francisco Bay Area and Greater Seattle, which we believe have strategic advantages and strong barriers to entry. Class A real estate encompasses attractive and efficient buildings of high quality that are attractive to tenants, are well-designed and constructed with above-average material, workmanship and finishes and are well-maintained and managed. We qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). We own our interests in all of our real estate assets through Kilroy Realty, L.P. (the “Operating Partnership”) and generally conduct substantially all of our operations through the Operating Partnership.

Our stabilized portfolio of operating properties was comprised of the following properties at December 31, 2020:

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied (1)	Percentage Leased
Stabilized Office Properties (2)	117	14,620,166	447	91.2%	94.3%
________________________
(1)Represents physical and economic occupancy.
(2)Includes stabilized life science and retail space.

	Number of Properties	Number of Units	2020 Average Occupancy
Stabilized Residential Properties	2	808	72.0%

Our stabilized portfolio includes all of our properties with the exception of development and redevelopment properties currently committed for construction, under construction, or in the tenant improvement phase, undeveloped land and real estate assets held for sale. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We define properties in the tenant improvement phase as office and life science properties that we are developing or redeveloping where the project has reached cold shell condition and is ready for tenant improvements, which may require additional major base building construction before being placed in service. Projects in the tenant improvement phase are added to our stabilized portfolio once the project reaches the earlier of 95% occupancy or one year from the date of the cessation of major base building construction activities. Costs capitalized to construction in progress for development and redevelopment properties are transferred to land and improvements, buildings and improvements, and deferred leasing costs on our consolidated balance sheets at the historical cost of the property as the projects or phases of projects are placed in service.

During the year ended December 31, 2020, we added four development projects to our stabilized portfolio consisting of 750,370 square feet of office space in San Francisco, California, 361,388 square feet of office space in Hollywood, California, 95,871 square feet of retail space and 608 residential units in San Diego, California. As of December 31, 2020, the following properties were excluded from our stabilized portfolio. We did not have any redevelopment properties or properties held for sale at December 31, 2020.

	Number of Properties/Projects	Estimated Rentable Square Feet (1)
In-process development projects - tenant improvement	3	1,080,000
In-process development projects - under construction (2)	3	856,000
________________________
(1)Estimated rentable square feet upon completion.
(2)In addition to the estimated office and life science rentable square feet noted above, development projects under construction also include 193 residential units.

Our stabilized portfolio also excludes our future development pipeline, which as of December 31, 2020, was comprised of five future development sites, representing approximately 61 gross acres of undeveloped land.

As of December 31, 2020, all of our properties and development projects were owned and all of our business was conducted in the state of California with the exception of eight stabilized office properties, one development project in the tenant improvement phase and one future development project located in the state of Washington. All of our properties and development projects are 100% owned, excluding four office properties owned by three consolidated property partnerships. Two of the three consolidated property partnerships, 100 First Street Member, LLC (“100 First LLC”) and 303 Second Street Member, LLC (“303 Second LLC”), each owned one office property in San Francisco, California through subsidiary REITs. As of December 31, 2020, the Company owned a 56% common equity interest in both 100 First LLC and 303 Second LLC. The third consolidated property partnership, Redwood City Partners, LLC (“Redwood LLC”), owned two office properties in Redwood City, California. As of December 31, 2020, the Company owned an approximate 93% common equity interest in Redwood LLC. The remaining interests in all three property partnerships were owned by unrelated third parties.

We own our interests in all of our real estate assets through the Operating Partnership and generally conduct substantially all of our operations through the Operating Partnership, of which we owned a 99.0% common general partnership interest as of December 31, 2020. The remaining 1.0% common limited partnership interest in the Operating Partnership as of December 31, 2020 was owned by non-affiliated investors and certain of our executive officers and directors. With the exception of the Operating Partnership and our consolidated property partnerships, all of our subsidiaries are wholly-owned.

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

The following documents relating to corporate governance are also available on our website under “Investors —Overview —Governance Documents” and available in print to any security holder upon request:

•Corporate Governance Guidelines;

•Code of Business Conduct and Ethics;

•Audit Committee Charter;

•Executive Compensation Committee Charter;

•Nominating / Corporate Governance Committee Charter; and

•Corporate Social Responsibility and Sustainability Committee Charter.

You may request copies of any of these documents by writing to:

Attention: Investor Relations
Kilroy Realty Corporation
12200 West Olympic Boulevard, Suite 200
Los Angeles, California 90064

We intend to disclose on our website under “Investors —Overview —Governance Documents” any amendment to, or waiver of, any provisions of our Code of Business Conduct and Ethics applicable to the directors and/or officers of the Company that would otherwise be required to be disclosed under the rules of the Securities and Exchange Commission or the New York Stock Exchange.

Business and Growth Strategies

Growth Strategies.    We believe that a number of factors and strategies will enable us to continue to achieve our objectives of long-term sustainable growth in Net Operating Income (defined below) and FFO (defined below) as well as maximization of long-term stockholder value. These factors and strategies include:

•the quality, geographic location, physical characteristics and operating sustainability of our properties;

•our ability to efficiently manage our assets as a low cost provider of commercial real estate through our seasoned management team possessing core capabilities in all aspects of real estate ownership, including property management, leasing, marketing, financing, accounting, legal, and construction and development management;

•our access to development, redevelopment, acquisition and leasing opportunities as a result of our extensive experience and significant working relationships with major West Coast property owners, corporate tenants, municipalities and landowners given our over 70-year presence in the West Coast markets;

•our active development program and our future development pipeline of undeveloped land sites (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors That May Influence Future Results of Operations” for additional information pertaining to the Company’s in-process and future development pipeline);

•our capital recycling program (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Operating Partnership” for additional information pertaining to the Company’s capital recycling program and related property and land dispositions);

•our ability to capitalize on inflection points in a real estate cycle to add quality assets to our portfolio at substantial discounts to long-term value, through either acquisition, development or redevelopment; and

•our strong financial position that has and will continue to allow us to pursue attractive acquisition and development and redevelopment opportunities.

“Net Operating Income” subsequent to the adoption of Financial Standards Accounting Board Accounting Standards Codification Topic 842 (“Topic 842”) on January 1, 2019 is defined as consolidated operating revenues (rental income and other property income) less consolidated operating expenses (property expenses, real estate taxes and ground leases). Prior to the adoption of Topic 842 we defined Net Operating Income as consolidated operating revenues (rental income, tenant reimbursements and other property income) less consolidated operating expenses (property expenses, real estate taxes, provision for bad debts and ground leases). “FFO” is Funds From Operations available to common stockholders and common unitholders calculated in accordance with the 2018 Restated White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Results of Operations” and “—Non-GAAP Supplemental Financial Measures: Funds From

Operations” for a reconciliation of these measures to generally accepted accounting principles (“GAAP”) net income available to common stockholders.)

Operating Strategies.    We focus on enhancing long-term growth in Net Operating Income and FFO from our properties by:

•maximizing cash flow from our properties through active leasing, early renewals and effective property management;

•structuring leases to maximize returns;

•managing portfolio credit risk through effective underwriting, including the use of credit enhancements and interests in collateral to mitigate portfolio credit risk;

•managing operating expenses through the efficient use of internal property management, leasing, marketing, financing, accounting, legal, and construction and development management functions;

•maintaining and developing long-term relationships with a diverse tenant base;

•continuing to effectively manage capital improvements to enhance our properties’ competitive advantages in their respective markets and improve the efficiency of building systems;

•continuing to expand our management team with individuals who have extensive regional and product-type experience and are highly knowledgeable in their respective markets and product types; and

•attracting and retaining motivated employees by providing financial and other incentives to meet our operating and financial goals.

Development and Redevelopment Strategies.    We and our predecessors have developed office properties primarily located in California since 1947. As of December 31, 2020, we had three projects in the tenant improvement phase totaling approximately 1,080,000 square feet of office space and three projects under construction totaling approximately 856,000 square feet of office and life science space and 193 residential units. In addition, our future development pipeline was comprised of five potential development sites representing approximately 61 gross acres of undeveloped land on which we believe we have the potential to develop over 6.0 million square feet of office, life science, laboratory, residential and retail space, depending upon economic conditions. Our strategy with respect to development is to:

•own land sites in highly populated, amenity rich locations that are attractive to a broad array of tenants;

•be the premier provider of modern and collaborative office, life science and mixed-use projects on the West Coast with a focus on design and environment;

•maintain a disciplined approach by commencing development when appropriate based on market conditions, focusing on leasing, developing in stages or phasing, and cost control;

•reinvest capital from dispositions of selective assets into new state-of-the-art development and acquisition opportunities with higher cash flow and rates of return or future redevelopment when possible;

•execute on our development projects under construction and future development pipeline, including expanding entitlements; and

•evaluate redevelopment opportunities in supply-constrained markets because such efforts generally achieve similar returns to new development with reduced entitlement risk and shorter construction periods.

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

Acquisition Strategies.    We believe we are well positioned to acquire opportunistic properties and development and redevelopment opportunities as the result of our extensive experience, strong financial position and ability to access capital. We continue to focus on growth opportunities in West Coast markets populated by knowledge and creative based tenants in a variety of industries, including technology, media, healthcare, life sciences, entertainment and professional services. Against the backdrop of market volatility, we expect to manage a strong balance sheet, execute on our development program and selectively evaluate opportunities that add immediate Net Operating Income to our portfolio or play a strategic role in our future growth and that:

•provide attractive yields and significant potential for growth in cash flow from property operations;

•present growth opportunities in our existing or other strategic markets; and

•demonstrate the potential for improved performance through intensive management, repositioning, capital investment and leasing that should result in increased occupancy and rental revenues.

Financing Strategies.    Our financing policies and objectives are determined by our board of directors. Our goal is to limit our dependence on leverage and maintain a conservative ratio of debt-to-total market capitalization. As of December 31, 2020, our total debt as a percentage of total market capitalization was 37.0%, which was calculated based on the quoted closing price per share of the Company’s common stock of $57.40 on December 31, 2020 (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Company —Capitalization” for additional information). Our financing strategies include:

•maintaining financial flexibility, including a low secured to unsecured debt ratio;

•maximizing our ability to access a variety of both public and private capital sources;

•maintaining a staggered debt maturity schedule in which the maturity dates of our debt are spread over several years to limit risk exposure at any particular point in the capital and credit market cycles;

•completing financing in advance of the need for capital;

•managing interest rate exposure by generally maintaining a greater amount of fixed-rate debt as compared to variable-rate debt; and

•maintaining our credit ratings.

We utilize multiple sources of capital, including borrowings under our unsecured revolving credit facility, proceeds from the issuance of public or private debt or equity securities and other bank and/or institutional borrowings and our capital recycling program, including strategic venture sources. There can be no assurance that we will be able to obtain capital as needed on terms favorable to us or at all. (See the discussion under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors That May Influence Future Results of Operations” and “Item 1A. Risk Factors.”)

Sustainability Strategies. Our longstanding leadership in sustainability in real estate is globally recognized, and we achieved carbon neutral operations before year-end 2020 per the commitment we made in 2018 to achieve this goal. Our vision is a resilient portfolio that minimizes the environmental impact of the development and operation of our buildings while maximizing the health and productivity of our tenants, employees and communities as well as our financial returns. Management and our board of directors, through the Corporate Social Responsibility and Sustainability Committee (the “Committee”) established in April 2018, oversee and advance the Company’s corporate social responsibility and sustainability initiatives. They recognize that community engagement and sustainable operations benefit all of our constituencies and are key to preserving our Company’s value and credibility.

As a result of our commitment to sustainability, we have been ranked first in sustainability performance in North America in the Listed Office category by the Global Real Estate Sustainability Benchmark (“GRESB”) seven times and have also earned the highly competitive GRESB “Green Star” designation in each of the last eight years for ranking in the top 25% of companies worldwide in sustainability performance. GRESB also named us the Global Sector Leader in Listed Office and Listed Office Development in 2020. We have been recognized with the US EPA ENERGY STAR® Partner of the Year Sustained Excellence Award for the last six years, NAREIT’s Leader in the Light Award in the Listed Office category for the last seven years and NAREIT’s Leader in the Light Most Innovative award in 2018 and 2020. We have also been included on Newsweek’s list of America’s Most Responsible Companies for the past two years. For excellence in creating a diverse, equitable and inclusive culture, we are listed on the Bloomberg Gender Equality Index, which measures companies on female leadership and talent pipeline, equal pay and gender pay parity, inclusive culture, sexual harassment policies and pro-women brand.

We manage our properties to offer the maximum degree of utility and operational efficiency to our tenants. We offer tenant sustainability programs focused on helping our tenants reduce their energy and water consumption and increase their recycling diversion rates. We incorporate green lease language into 100% of our new leases, including a cost recovery clause for resource-efficiency related capital expenditures in full-service gross leases, which seek to align tenant and landlord interests on energy, water and waste efficiency. Green leases (also known as aligned leases, high performance leases or energy efficient leases) aim to align the financial and energy incentives of building owners and tenants so they can work together to save money, conserve resources and ensure the efficient operation of buildings. We have won the Institute for Market Transformation’s (“IMT’s”) Green Lease Leaders award five times. Energy consumption, water consumption, and greenhouse gas (“GHG”) emissions data for the periods indicated based on the most recent available information, in process of assurance by DNV GL Business Assurance USA, Inc., are as follows:

Energy consumption:*

Year (1)	Energy Consumption Data Coverage as % of Total Floor Area (2)	Total Energy Consumed by Floor Area with Data Coverage (MWh) (3)	% of Energy Generated From Renewable Sources (4)	Like-for-Like Change in Energy Consumption of Floor Area with Data Coverage (5)	% of Eligible Portfolio that has Obtained an Energy Rating and is Certified to ENERGY STAR (6)
2019	99%	287,100	18%	(2)%	70%
2018	98%	310,592	13%	(2)%	77%
2017	96%	309,248	5%	(1)%	73%

Water consumption:*

Year (1)	Water Withdrawal Data Coverage as a % of Total Floor Area (7)	Total Water Withdrawn by Portfolio (m3) (8)	Like-for-like Change in Water Withdrawn for Floor Area with Data Coverage (5)
2019	98%	833,493	(2)%
2018	96%	941,348	5%
2017	98%	960,920	—%

GHG Emissions:*

Year (1)	Scope 1 GHG Data Coverage as a % of Total Floor Area (9)	Scope 1 GHG Emissions (Tonnes CO2) (10)	Like-for-like Change in Scope 1 GHG Emissions Data (5)
2019	100%	3,082	6%
2018	99%	3,145	(4)%
2017	100%	4,120	6%

Year (1)	Scope 2 Location-Based GHG Data Coverage as a % of Total Floor Area (11)	Scope 2 Location-Based GHG Emissions (Tonnes CO2) (12)	Like-for-like Change in Scope 2 Location-Based GHG Emissions Data (5)
2019	100%	25,438	(5)%
2018	99%	29,844	(6)%
2017	99%	36,504	(10)%

Year (1)	Scope 2 Market-Based GHG Data Coverage as a % of Total Floor Area (11)	Scope 2 Market-Based GHG Emissions (Tonnes CO2) (12)	Like-for-like Change in Scope 2 Market-Based GHG Emissions Data (5)
2019	100%	24,718	(8)%
2018	99%	29,844	(12)%
2017	99%	35,375	N/A
_____________________
*DNV GL Business Assurance USA, Inc. is in the process of completing a Type 2, moderate level assurance assessment, using the AA1000AS (2008) assurance standard to assure the content of our sustainability report, including energy consumption, water consumption and GHG emissions data. GHG emissions reporting follows the World Business Council for Sustainable Development (WBSCD)/World Resources Institute (WRI) Greenhouse Gas Protocol. However, DNV GL Business Assurance USA, Inc. has yet to complete its procedures with respect to such assessment and, as such, our final energy consumption, water consumption and GHG emissions data may differ from the data set forth above.
(1)Full 2020 calendar year energy, water and GHG emissions data is not available until after March 30, 2021.
(2)Percentage based on gross square footage of portfolio floor area with complete energy consumption data coverage as of the end of the applicable year. Floor area is considered to have complete energy consumption data coverage when energy consumption data (i.e., energy types and amounts consumed) is obtained by the Company for all types of energy consumed in the relevant floor area during the fiscal year, regardless of when such data was obtained.
(3)Energy includes energy purchased from sources external to the Company and its tenants or produced by the Company or its tenants themselves (self-generated) and energy from all sources, including direct fuel usage, purchased electricity, and heating, cooling and steam energy. Total energy consumption based on floor area with complete energy consumption data coverage as of the end of the applicable year.
(4)Renewable sources include renewable energy the Company directly produced and renewable energy the Company purchased if purchased through a renewable power purchase agreement that explicitly includes renewable energy certificates (“RECs”) or Guarantees of Origin (“GOs”), a Green-e Energy Certified utility or supplier program or other green power products that explicitly include RECs or GOs or for which Green-e Energy Certified RECs are paired with grid electricity. Percentage is based total energy consumption during the applicable year.
(5)Data reported on a like-for-like comparison excludes assets that have been acquired or disposed over the past twenty-four months as of the end of the applicable year.
(6)Eligible portfolio represents our office and residential properties that have had 50% or greater occupancy for 12 consecutive months at any point during the applicable year. Percentage is based on rentable square footage of our eligible portfolio that has obtained an energy rating and is certified to ENERGY STAR® as of the end of the applicable year.
(7)Percentage based on gross square footage of portfolio floor area with complete water withdrawal data coverage as of the end of the applicable year. Floor area is considered to have complete water withdrawal data coverage when water withdrawal data (i.e., amounts withdrawn) is obtained by the Company for the relevant floor area during the fiscal year, regardless of when such data was obtained.
(8)Water sources include surface water (including water from wetlands, rivers, lakes and oceans), groundwater, rainwater collected directly and stored by the Company, wastewater obtained from other entities, municipal water supplies or supply from other water utilities. Total water withdrawal based on floor area with complete water withdrawal data coverage as of the end of the applicable year.
(9)Percentage based on gross square footage of portfolio floor area with complete Scope 1 GHG emissions data coverage as of the end of the applicable year. Floor area is considered to have complete Scope 1 GHG emissions data coverage when GHG emission data (i.e., amounts emitted) is obtained by the Company for the relevant floor area during the fiscal year, regardless of when such data was obtained.
(10)Scope 1 emissions represent those produced by consuming onsite natural gas procured by the Company.
(11)Percentage based on gross square footage of portfolio floor area with complete Scope 2 GHG emissions data coverage as of the end of the applicable year. Floor area is considered to have complete Scope 2 GHG emissions data coverage when GHG emission data is obtained by the Company for the relevant floor area during the fiscal year, regardless of when such data was obtained.
(12)Scope 2 emissions represent those produced by consuming onsite electricity procured by the Company.

We build our current development projects to Leadership in Energy and Environmental Design (“LEED”) specifications. All of our office development projects are designed to achieve LEED certification, either LEED Platinum or Gold.

We are actively pursuing LEED certification for approximately 856,000 square feet of office and life science space under construction. In addition, an analysis of energy and water performance is included in our standard due diligence process for acquisitions, and reducing energy use year over year is a comprehensive goal of our operational strategy. This is accomplished through systematic energy auditing, mechanical, lighting and other building upgrades, optimizing operations and engaging tenants. During the past few years, we have significantly enhanced the sustainability profile of our portfolio, ending 2020 with 68% of our properties LEED certified, 69% of our eligible stabilized office properties ENERGY STAR certified and 100% of our eligible stabilized residential properties ENERGY STAR certified (in each case as a percentage of our total or eligible rentable square feet as of December 31, 2020).

We identify climate change as a risk to our Company, its tenants and our other stakeholders, an opportunity for long-term value creation and a key driver in long-term strategic business decisions. These risks and opportunities include transitional risks such as policy, market, technology and reputational concerns, as well as physical risks, and are a focus area for the board of directors and management.  Climate-related risks and opportunities are governed by the board of directors through the Committee. In 2018, the Committee endorsed the recommendations of the Task Force on Climate-related Financial Disclosure (TCFD) and tasked management with assessing and reporting against climate related risk for the Company. Recognizing the importance of reducing the Company’s greenhouse gas impact on the environment, in 2018 we committed to achieving carbon neutral operations by December 31, 2020, and we achieved this goal. This means that the entirety of our scope 1 and scope 2 emissions is offset through a combination of energy efficiency measures and both onsite and offsite renewables. This exceeds our carbon reduction goals previously validated by Science-Based Targets. Science-Based Targets is a collaboration between the Carbon Disclosure Project, the United Nations Global Compact, the World Resources Institute and the World Wide Fund for Nature, which independently assesses and approves the carbon reduction goals of companies.

Significant Tenants

As of December 31, 2020, our 15 largest tenants in terms of annualized base rental revenues represented approximately 49.1% of our total annualized base rental revenues, defined as annualized monthly contractual rents from existing tenants as of December 31, 2020. Annualized base rental revenue includes the impact of straight-lining rent escalations and the amortization of free rent periods and excludes the impact of the following: amortization of deferred revenue related tenant-funded tenant improvements, amortization of above/below market rents, amortization for lease incentives due under existing leases and expense reimbursement revenue.

For further information on our 15 largest tenants and the composition of our tenant base, see “Item 2. Properties —Significant Tenants.”

Competition

We compete with several developers, owners, operators and acquirers of office and life science, undeveloped land and other commercial real estate, including mixed-use and residential real estate, many of which own properties similar to ours in the same submarkets in which our properties are located. For further discussion of the potential impact of competitive conditions on our business, see “Item 1A. Risk Factors.”

Segment and Geographic Financial Information

During 2020 and 2019, we had one reportable segment, our office and life science properties segment. For information about our office property revenues and long-lived assets and other financial information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Results of Operations.”

As of December 31, 2020, all of our properties and development projects were owned and all of our business was conducted in the state of California with the exception of eight stabilized office properties, one development project in the tenant improvement phase and one future development project located in the state of Washington. As of December 31, 2020, all of our properties and development projects were 100% owned, excluding four office properties owned by three consolidated property partnerships.

Human Capital Resources

As of December 31, 2020, we employed 252 people through the Operating Partnership, Kilroy Services, LLC, and Kilroy Realty TRS, Inc. We believe that relations with our employees are good.

Our human capital development goals and initiatives are focused on enhancing employee growth, satisfaction and wellness while maintaining a diverse and thriving culture. Several of our human capital development initiatives include the following:

Diversity. We are committed to cultivating a diverse culture of inclusion that makes a positive difference in our employees’ lives and have developed targeted training to improve workplace diversity, equity and inclusion. As of December 31, 2020, our employees were:

•59% female; 41% male
•45% ethnically diverse (i.e., Asian, African American, Hispanic or Latino and other (Native Hawaiian/Pacific Islander and two or more))

Training and Education. We support the continual development of our employees through various training and education programs throughout their tenure at the Company, from onboarding to skill building to leadership development. We also conduct annual performance and career development reviews for all employees.

Employee Health. The physical and mental health and wellness of our employees is of central importance to our culture. We evaluate our group health and ancillary benefits annually to ensure our benefits package is robust and conduct an annual wellness and satisfaction survey to help us better tailor our employee health and wellness programs.

Strong Communities and Healthy Planet. We are deeply aware that our buildings are part of the larger community and that we thrive when the communities around us thrive. We are proud to make these communities better places to live and work through our volunteerism and philanthropy initiatives.

Fostering Company Culture and Providing Support to Employees During COVID-19 Pandemic. In accordance with local and state government guidance and social distancing recommendations, almost all of our corporate employees have worked remotely since March 2020. To protect and foster the Company’s culture during the COVID-19 pandemic, we formed an inter-regional and inter-departmental taskforce that organized challenges, surveys, virtual events and other remote programming to keep our employees connected while working from home. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Overview and Background—COVID-19 Response.”

Our compensation program is designed to, among other things, attract, retain and incentivize talented and experienced individuals in the highly competitive West Coast employment and commercial real estate markets. We use a mix of competitive salaries and other benefits to attract and retain these individuals.

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

As of December 31, 2020, we had accrued environmental remediation liabilities of approximately $71.3 million recorded on our consolidated balance sheets in connection with certain of our in-process and future development projects. The accrued environmental remediation liabilities represent the remaining costs we estimate we will incur prior to and during the development process at various development acquisition sites. These estimates, which we developed with the assistance of third party experts, consist primarily of the removal of contaminated soil, performing environmental closure activities, constructing remedial systems and other related costs since we are required to dispose of any existing contaminated soil, and sometimes perform other environmental closure or remedial activities, when we develop new buildings at these sites. It is possible that we could incur additional environmental remediation costs in connection with these development projects.  However, potential additional environmental costs cannot be reasonably estimated at this time and certain changes in estimates could occur as the site conditions, final project timing, design elements, actual soil conditions and other aspects of the projects, which may depend upon municipal and other approvals beyond the control of the Company, are determined. See Note 18 “Commitments and Contingencies” to our consolidated financial statements included in this report for additional information.

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

Use of hazardous materials by some of our tenants.    Some of our tenants handle hazardous substances and wastes on our properties as part of their routine operations. Environmental laws and regulations may subject these tenants, and potentially us, to liability resulting from such activities. We generally require our tenants in their leases to comply with these environmental laws and regulations and to indemnify us for any related liabilities. As of December 31, 2020, other than routine cleaning materials and chemicals used in routine office operations, approximately 4-6% of our tenants handled hazardous substances and/or wastes on approximately 1-3% of the aggregate square footage of our properties as part of their business operations. These tenants are primarily involved in the life sciences business. The hazardous substances and wastes are primarily comprised of diesel fuel for emergency generators and small quantities of lab and light manufacturing chemicals including, but not limited to, alcohol, ammonia, carbon dioxide, cryogenic gases, dichlorophenol, methane, naturalyte acid, nitrogen, nitrous oxide, and oxygen which are routinely used by life science companies. We are not aware of any material noncompliance, liability, or claim relating to hazardous or toxic substances or petroleum products in connection with any of our properties, and management does not believe that on-going activities by our tenants will have a material adverse effect on our operations.

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

SUMMARY RISK FACTORS

The following section sets forth a summary of material factors that may adversely affect our business and operations. For a more extensive discussion of these factors, see “1A. Risk Factors” contained in this report.

•The ongoing COVID-19 pandemic, and restrictions intended to prevent its spread, could adversely impact our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders.

•Global market, economic and geopolitical conditions may adversely affect our business, results of operations, liquidity and financial condition and those of our tenants.

•All of our properties are located in California and greater Seattle, Washington and we may therefore be susceptible to adverse economic conditions and regulations, as well as natural disasters, in those areas.

•Our performance and the market value of our securities are subject to risks associated with our investments in real estate assets and with trends in the real estate industry.

•We depend upon significant tenants, and the loss of a significant tenant could adversely affect our financial condition, results of operations, ability to borrow funds and cash flows.

•Downturns in tenants’ businesses may reduce our revenues and cash flows.

•A large percentage of our tenants operate in a concentrated group of industries and downturns in these industries could adversely affect our financial condition, results of operations and cash flows.

•We may be unable to renew leases or re-lease available space.

•We are subject to governmental regulations that may affect the development, redevelopment and use of our properties.

•We may not be able to meet our debt service obligations.

•The covenants in the agreements governing the Operating Partnership’s unsecured revolving credit facility, unsecured term loan facility and note purchase agreements may limit our ability to make distributions to the holders of our common stock.

•A downgrade in our credit ratings could materially adversely affect our business and financial condition.

•We face significant competition, which may decrease the occupancy and rental rates of our properties.

•In order to maintain the quality of our properties and successfully compete against other properties, we must periodically spend money to maintain, repair and renovate our properties, which reduces our cash flows.

•Potential casualty losses, such as earthquake losses, may adversely affect our financial condition, results of operations and cash flows.

•We may be unable to complete acquisitions and successfully operate acquired properties.

•There are significant risks associated with property acquisition, development and redevelopment.

•Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers’ financial condition, and disputes between us and our co-venturers and could expose us to potential liabilities and losses.

•We own certain properties subject to ground leases and other restrictive agreements that limit our uses of the properties, restrict our ability to sell or otherwise transfer the properties and expose us to the loss of the properties if such agreements are breached by us, terminated or not renewed.

•We may invest in securities related to real estate, which could adversely affect our ability to pay dividends and distributions to our security holders.

•We face risks associated with security breaches through cyber attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems.

•An increase in interest rates could increase our interest costs on variable rate debt and new debt and could adversely affect our ability to refinance existing debt, conduct development, redevelopment and acquisition activity and recycle capital.

•The actual density of our undeveloped land holdings and/or any particular land parcel may not be consistent with our potential density estimates.

•Loss of our key personnel could harm our operations and financial performance and adversely affect the quoted trading price of our securities.

•Our growth depends on external sources of capital that are outside of our control and the inability to obtain capital on terms that are acceptable to us, or at all, could adversely affect our financial condition and results of operations.

•The Chairman of our board of directors and Chief Executive Officer has substantial influence over our affairs.

•Loss of the Company’s REIT status would have significant adverse consequences to us and the value of the Company’s common stock.

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

Risks Related to our Business and Operations

The ongoing COVID-19 pandemic, and restrictions intended to prevent its spread, could adversely impact our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders. The ongoing COVID-19 pandemic which continues to evolve, and restrictions intended to prevent its spread, have impacted the markets in which we conduct our business and where our tenants are located. All the states where we own properties and/or have development projects (i.e., California and Washington) initially reacted to the COVID-19 pandemic by instituting quarantines, restrictions on travel, “shelter in place” rules, stay-at-home orders, density limitations, social distancing measures, restrictions on types of business that may continue to operate and/or restrictions on types of construction projects that may continue. Although some state governments and other authorities were in varying stages of lifting or modifying some of these measures, all the states where we own properties and/or have development projects have been forced to reinstitute these measures and may, in the future, impose new, more restrictive measures, if the risks, or the perception of the risks, related to the COVID-19 pandemic worsen at any time. Furthermore, although in certain cases, exceptions are available for essential retail, research and laboratory activities, essential building services, such as cleaning and maintenance, and certain essential construction projects, there can be no assurance that such exceptions will enable us to avoid adverse impacts on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders. For instance, some of the activities of our parking, retail space and co-working tenants are not covered by the exceptions listed above, and we have seen weakness and a material reduction in rent collections from these tenants that may continue for an indeterminate period pending a cessation of the adverse impacts from the COVID-19 pandemic, and restrictions intended to prevent its spread. In addition, there can be no assurance as to how long restrictions intended to prevent the spread of COVID-19 may remain in place in the states and cities where we own properties, and even if such restrictions are lifted, they may be reinstituted at a later date. If such restrictions remain in place for an extended period of time, we may experience further reductions in rents from our tenants.

Across all property types, we collected approximately 97% of our total gross rent billings for the year ended December 31, 2020, including 100% from all of our top 15 tenants and as of February 1, 2021, we had collected 95% of our January 2021 total gross rent billings, including 100% from all of our top 15 tenants. Although we are and will continue to be actively engaged in rent collection efforts related to uncollected rent, as well as working with certain tenants who have requested rent deferrals (particularly those occupying retail space), we can provide no assurance that such efforts or our efforts in future periods will be successful. In addition, we are and will continue to be actively engaged in discussions with certain tenants regarding the adverse impacts of the COVID-19 pandemic, and restrictions intended to prevent its spread, and may afford certain additional accommodations.

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

The ongoing COVID-19 pandemic, and restrictions intended to prevent its spread, could have significant adverse impacts on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders in a variety of ways that are difficult to predict. Such adverse impacts could depend on, among other factors:

•the financial condition of our tenants - many of which are in the technology, media, healthcare, life sciences, entertainment and professional services industries - and their ability or willingness to pay rent in full on a timely basis;

•state, local, federal and industry-initiated efforts that may adversely affect landlords, including us, and their ability to collect rent and/or enforce remedies for the failure to pay rent;

•our need to defer or forgive rent and restructure leases with our tenants and our ability to do so on favorable terms or at all;

•significant job losses in the industries of our tenants, which may decrease demand for our office and retail space, causing market rental rates and property values to be negatively impacted;

•our ability to stabilize or lease-up our development projects, renew leases or re-lease available space in our proprieties on favorable terms or at all, including as a result of a general decrease in demand for our office and retail space, deterioration in the economic and market conditions in the markets in which we own properties or due to restrictions intended to prevent the spread of COVID-19 that frustrate our leasing activities;

•a severe and prolonged disruption and instability in the global financial markets, including the debt and equity capital markets, all of which have already experienced and may continue to experience significant volatility, or deterioration in credit and financing conditions, may affect our or our tenants’ ability to access capital necessary to fund our respective business operations or replace or renew maturing liabilities on a timely basis, on attractive terms or at all and may adversely affect the valuation of financial assets and liabilities, any of which could affect our and our tenants’ ability to meet liquidity and capital expenditure requirements;

•a refusal or failure of one or more lenders under our revolving credit facility to fund their respective financing commitments to us may affect our ability to access capital necessary to fund our business operations and to meet our liquidity and capital expenditure requirements;

•the ability of potential buyers of properties identified for potential future capital recycling transactions to obtain debt financing, which has been and may continue to be constrained for some potential buyers;

•a reduction in the values of our properties that could result in impairments or limit our ability to dispose of them at attractive prices or obtain debt financing secured by our properties;

•complete or partial shutdowns of one or more of our tenants’ manufacturing facilities or distribution centers, temporary or long-term disruptions in our tenants’ supply chains from local, national and international suppliers or delays in the delivery of products, services or other materials necessary for our tenants’ operations, which could force our tenants to reduce, delay or eliminate offerings of their products and services, reduce or eliminate their revenues and liquidity and/or result in their bankruptcy or insolvency;

•our ability to avoid delays or cost increases associated with building materials or construction services necessary for construction that could adversely impact our ability to continue or complete construction as planned, on budget or at all;

•our and our tenants’ ability to manage our respective businesses to the extent our and their management or personnel are impacted in significant numbers by the COVID-19 pandemic and are not willing, available or allowed to conduct work; and

•our and our tenants’ ability to ensure business continuity in the event our continuity of operations plan is not effective or improperly implemented or deployed during the COVID-19 pandemic.

The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the COVID-19 pandemic or restrictions intended to prevent its spread. Nevertheless, the ongoing COVID-19 pandemic, and restrictions intended to prevent its spread, and the current financial, economic and capital markets environment and future developments in these and other areas present material risks and uncertainties with respect to our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders and could also have a material adverse effect on the market value of our securities. Moreover, to the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks set forth in this “Risk Factors” section.

Global market, economic and geopolitical conditions may adversely affect our business, results of operations, liquidity and financial condition and those of our tenants. Our business may be adversely affected by global market, economic and geopolitical conditions, including general global economic and political uncertainty and dislocations in the credit markets. If these conditions become more volatile or worsen, our and our tenant’s business, results of operations, liquidity and financial condition and those of our tenants may be adversely affected as a result of the following consequences, among others:

•the financial condition of our tenants, many of which are technology; life science and healthcare; finance, insurance and real estate; media and professional business and other service firms, may be adversely affected, which may result in tenant defaults under leases due to bankruptcy, lack of liquidity, operational failures or for other reasons;

•significant job losses in the financial and professional services industries may occur, which may decrease demand for our office space, causing market rental rates and property values to be negatively impacted;

•our ability to obtain financing on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reduce our returns from our acquisition and development activities and increase our future interest expense;

•reduced values of our properties may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans; and

•one or more lenders under the Operating Partnership’s unsecured revolving credit facility could refuse to fund their financing commitment to us or could fail and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all.

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

Events and conditions applicable to owners and operators of real estate that are beyond our control and could impact our economic performance and the value of our real estate assets may include:

•local oversupply or reduction in demand for office, mixed-use or other commercial space, which may result in decreasing rental rates and greater concessions to tenants;

•inability to collect rent from tenants;

•vacancies or inability to rent space on favorable terms or at all;

•inability to finance property development and acquisitions on favorable terms or at all;

•increased operating costs, including insurance premiums, utilities and real estate taxes;

•costs of complying with changes in governmental regulations;

•the relative illiquidity of real estate investments;

•declines in real estate asset valuations, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing;

•changing submarket demographics;

•changes in space utilization by our tenants due to technology, economic conditions and business culture;

•the development of harmful mold or other airborne toxins or contaminants that could damage our properties or expose us to third-party liabilities; and

•property damage resulting from seismic activity or other natural disasters.

We depend upon significant tenants, and the loss of a significant tenant could adversely affect our financial condition, results of operations, ability to borrow funds and cash flows. As of December 31, 2020, our 15 largest tenants represented approximately 49.1% of total annualized base rental revenues. See further discussion on the composition of our tenants by industry and our largest tenants under “Item 2. Properties —Significant Tenants.”

Our financial condition, results of operations, ability to borrow funds and cash flows would be adversely affected if any of our significant tenants fails to renew its lease(s), renew its lease(s) on terms less favorable to us, or becomes bankrupt or insolvent or otherwise unable to satisfy its lease obligations.

Downturns in tenants’ businesses may reduce our revenues and cash flows. For the year ended December 31, 2020, we derived approximately 99.3% of our revenues from rental income. A tenant may experience a downturn in its business, which may weaken its financial condition and result in its failure to make timely rental payments or result in defaults under our leases. In the event of default by a tenant, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.

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

A large percentage of our tenants operate in a concentrated group of industries and downturns in these industries could adversely affect our financial condition, results of operations and cash flows. As of December 31, 2020, as a percentage of our annualized base rental revenue for the stabilized portfolio, 58% of our tenants operated in the technology industry, 13% in the life science and health care industries, 11% in the media industry, 7% in the finance, insurance and real estate industries, 4% in the professional, business and other services industries and 7% in other industries. As we continue our development and potential acquisition activities in markets populated by knowledge and creative based tenants in the technology and media industries, our tenant mix could become more concentrated, further exposing us to risks associated with those industries. For a further discussion of the composition of our tenants by industry, see “Item 2. Properties —Significant Tenants.” An economic downturn in any of these industries, or in any industry in which a significant number of our tenants currently or may in the future operate, could negatively impact the financial condition of such tenants and cause them to fail to make timely rental payments or default on lease obligations, fail to renew their leases or renew their leases on terms less favorable to us, become bankrupt or insolvent, or otherwise become unable to satisfy their obligations to us. As a result, a downturn in an industry in which a significant number of our tenants operate could adversely affect our financial conditions, result of operations and cash flows.

We may be unable to renew leases or re-lease available space. Most of our income is derived from the rent earned from our tenants. We had office space representing approximately 8.8% of the total square footage of our stabilized office properties that was not occupied as of December 31, 2020. In addition, leases representing approximately 4.4% and 6.6% of the leased rentable square footage of our properties are scheduled to expire in 2021 and 2022, respectively. Of the leases scheduled to expire in 2021 and 2022, 21% and 4% of the rentable square footage scheduled to expire was re-leased, respectively, as of December 31, 2020. Above market rental rates on some of our properties may force us to renew or re-lease expiring leases at rates below current lease rates. We cannot provide any assurance that leases will be renewed, available space will be re-leased or that our rental rates will be equal to or above the current rental rates. If the average rental rates for our properties decrease, existing tenants do not renew their leases, or available space is not re-leased, our financial condition, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders could be adversely affected. For additional information on our scheduled lease expirations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors That May Influence Future Results of Operations.”

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

Recognizing the importance of climate change and reducing our greenhouse gas impact on the environment, as part of our sustainability strategies, we achieved carbon neutral operations in 2020 per the commitment we made in 2018. This means that the entirety of our scope 1 and scope 2 emissions are now offset through a combination of energy efficiency measures and both onsite and offsite renewables. Scope 1 emissions represent those produced by onsite natural gas consumption procured by us, and Scope 2 emissions represent those produced by onsite electricity consumption procured by us. Our own efforts to reduce our greenhouse gas impact on the environment and/or comply with changes in federal and state laws and regulations on climate change could result in significant capital expenditures to improve the energy efficiency of our existing properties or properties we may acquire. Changes to such law and regulations could also result in increased operating costs at our properties (for example, through increased utility costs). Moreover, if we are unable to maintain carbon neutral operations or comply with laws and regulations on climate change, our reputation among our tenants and investors may be damaged and we may incur fines and/or penalties.

Our properties are located in West Coast markets of the United States. To the extent that climate change impacts changes in weather patterns, our markets could experience increases in extreme weather and rising sea levels. For example, many of our assets are in zones that have been impacted by drought and, as such, face the risk of increased water costs and potential fines and/or penalties for high consumption.  We endeavor to understand these risks through the use of climate change modeling analysis. We mitigate risks uncovered through this analysis through, for example, comprehensive, proactive water reduction efforts throughout our portfolio, including domestic fixture upgrades, cooling tower optimizations, a comprehensive leak detection program and irrigation systems retrofits. We also incorporate green lease language into 100% of our new leases, including a cost recovery clause for resource-efficiency related capital expenditures in full-service gross leases, which aim to align our and our tenant’s interests on energy, water and waste efficiency.  In addition, we are building our current development projects to LEED specifications, and all of our office development projects are now designed to achieve LEED certification, either LEED Platinum or Gold.  However, there can be no assurances that we will successfully mitigate the risk of increased water costs and potential fines and/or penalties for high consumption or that we will be able to fully recoup any capital expenditures we incur in connection with our green leases.  Moreover, there can be no assurance that our development projects will be able to achieve the anticipated LEED certifications or that any of our sustainability strategies will result in reduced operating costs, higher occupancy or higher rental rates or deter our existing tenants from relocating to properties owned by our competitors. Over time, these conditions could result in declining demand for space at our properties or in our inability to operate the buildings as currently intended or at all. Climate change may also have indirect effects on our business by increasing the cost of, or decreasing the availability of, property insurance on terms we find acceptable or at all, or by increasing the cost of energy or water. There can be no assurance that climate change will not have a material adverse effect on our properties, operations or business.

We are subject to environmental and health and safety laws and regulations, and any costs to comply with, or liabilities arising under, such laws and regulations could be material. As an owner, operator, manager, acquirer and developer of real properties, we are subject to environmental and health and safety laws and regulations. Certain of these laws and regulations impose joint and several liability, without regard to fault, for investigation and clean-up costs on current and former owners and operators of real property and persons who have disposed of or released hazardous substances into the environment. At some of our properties, there are asbestos-containing materials, or tenants routinely handle hazardous substances as part of their operations. In addition, historical operations and conditions, including the presence of underground storage tanks, various site uses that involved hazardous substances, the landfilling of hazardous substances and solid waste, and migration of contamination from other sites, have caused soil or groundwater contamination at or near some of our properties. Although we believe that the prior owners of the affected properties or other persons may have conducted remediation of known contamination at many of these properties, not all such contamination has been remediated, further clean-up or environmental closure activities at certain of these properties is or may be required, and residual contamination could pose environmental, health, and safety risks if not appropriately addressed. We may need to investigate or remediate contaminated soil, soil gas, landfill gas, and groundwater, and we may also need to conduct landfill closure and post-closure activities, including, for example, the implementation of groundwater and methane monitoring systems and impervious cover, and the costs of such work could exceed projected or budgeted amounts. To protect the health and safety of site occupants and others, we may be required to implement and operate safeguards, including, for example, vapor intrusion mitigation systems and building protection systems to address methane. We may need to modify our methods of construction or face increased construction costs as a result of environmental conditions, and we may face obligations under agreements with governmental authorities with respect to the management of such environmental conditions. If releases from our sites migrate offsite, or if our site redevelopment activities cause or contribute to a migration of hazardous substances, neighbors or others could make claims against us, such as for property damage, personal injury, cost recovery, or natural resources damage. As of December 31, 2020, we had accrued environmental remediation liabilities of approximately $71.3 million recorded on our consolidated balance sheets in connection with certain of our in-process and future development projects. The accrued environmental remediation liabilities represent the costs we estimate we will incur when we commence development at various development acquisition sites. These estimates, which we developed with the assistance of third party experts, consist primarily of the removal of contaminated soil, performing environmental closure activities, construction remedial systems, and other related costs since we are required to dispose of any existing contaminated soil, and sometimes perform other environmental closure or remedial activities, when we develop new office properties as these sites. It is possible that we could incur additional environmental remediation costs in connection with future development projects. However, potential additional environmental costs cannot be reasonably estimated at this time and certain changes in estimates could occur as the site conditions, final project timing, design elements, actual soil conditions and other aspects of the projects, which may depend upon municipal and other approvals beyond the control of the Company, are determined. Unknown or unremediated contamination or compliance with existing or new environmental or health and safety laws and regulations could require us to incur costs or liabilities that could be material. See “Item 1. Business —Environmental Regulations and Potential Liabilities” and Note 18 “Commitments and Contingencies” to our consolidated financial statements included in this report.

We may be unable to complete acquisitions and successfully operate acquired properties. We continually evaluate the market of available properties and may continue to acquire office or mixed-use properties and undeveloped land when strategic opportunities exist. Our ability to acquire properties on favorable terms and successfully operate them is subject to various risks, including the following:

•we may potentially be unable to acquire a desired property because of competition from other real estate investors with significant capital, including both publicly traded and private REITs, institutional investment funds and other real estate investors;

•even if we are able to acquire a desired property, competition from other real estate investors may significantly increase the purchase price;

•even if we enter into agreements for the acquisition of a desired property, we may be unable to complete such acquisitions because they remain subject to customary conditions to closing, including the completion of due diligence investigations to management’s satisfaction;

•we may be unable to finance acquisitions on favorable terms or at all;

•we may spend more than budgeted amounts in operating costs or to make necessary improvements or renovations to acquired properties;

•we may lease acquired properties at economic lease terms different than projected;

•we may acquire properties that are subject to liabilities for which we may have limited or no recourse; and

•we may be unable to complete an acquisition after making a nonrefundable deposit and incurring certain other acquisition-related costs.

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

There are significant risks associated with property acquisition, development and redevelopment. We may be unable to successfully complete and operate acquired, developed and redeveloped properties, and it is possible that:

•we may be unable to lease acquired, developed or redeveloped properties on lease terms projected at the time of acquisition, development or redevelopment or within budgeted timeframes;

•the operating expenses at acquired, developed or redeveloped properties may be greater than projected at the time of acquisition, development or redevelopment, resulting in our investment being less profitable than we expected;

•we may not commence or complete development or redevelopment properties on schedule or within budgeted amounts or at all;

•we may not be able to develop or redevelop the estimated square footage and other features of our development and redevelopment properties;

•we may suspend development or redevelopment projects after construction has begun due to changes in economic conditions or other factors, and this may result in the write-off of costs, payment of additional costs or increases in overall costs when the development or redevelopment project is restarted;

•we may expend funds on and devote management’s time to acquisition, development or redevelopment properties that we may not complete and as a result we may lose deposits or fail to recover expenses already incurred;

•we may encounter delays or refusals in obtaining all necessary zoning, land use, and other required entitlements, and building, occupancy, and other required governmental permits and authorizations;

•we may encounter delays or unforeseen cost increases associated with building materials or construction services resulting from trade tensions, disruptions, tariffs, duties or restrictions or an outbreak of an epidemic or pandemic;

•we may encounter delays, refusals, unforeseen cost increases and other impairments resulting from third-party litigation; and

•we may fail to obtain the financial results expected from properties we acquire, develop or redevelop.

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

While we historically have acquired, developed and redeveloped office properties in California markets, over the past few years we have acquired properties in greater Seattle, where we currently have eight stabilized office properties, one development project in the tenant improvement phase and one future development project, and may in the future acquire, develop or redevelop properties for other uses and expand our business to other geographic regions where we expect the development or acquisition of property to result in favorable risk-adjusted returns on our investment. Presently, we do not possess the same level of familiarity with other outside markets, which could adversely affect our ability to acquire, develop or redevelop properties or to achieve expected performance.

We face risks associated with the development of mixed-use commercial properties. We are currently developing, and in the future may develop, properties either alone or through joint ventures that are known as “mixed-use” developments. This means that in addition to the development of office space, the project may also include space for residential, retail or other commercial purposes. Generally, we have less experience developing and managing non-office/life science real estate. As a result, if a development project includes non-office/life science space, we may develop that space ourselves or seek to partner with a third-party developer with more experience. If we do not partner with such a developer, or if we choose to develop the space ourselves, we would be exposed to specific risks associated with the development and ownership of non-office/life science real estate. In addition, if we elect to participate in the development through a joint venture, we may be exposed to the risks associated with the failure of the other party to complete the development as expected, which could require that we identify another joint venture partner and/or complete the project ourselves (including providing any necessary financing). In the case of residential properties, these risks include competition for prospective tenants from other operators whose properties may be perceived to offer a better location or better amenities or whose rent may be perceived as a better value given the quality, location and amenities that the tenant seeks. With residential properties, we will also compete against apartments, condominiums and single-family homes that are for sale or rent. Because we have less experience with residential properties, we may retain third parties to manage these properties. If we decide to wholly own a non-office project and hire a third-party manager, we could be dependent on that party and its key personnel to provide services to us, and we may not find a suitable replacement if the management agreement is terminated, or if key personnel leave or otherwise become unavailable to us.

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers' financial condition, and disputes between us and our co-venturers and could expose us to potential liabilities and losses. In addition to the 100 First LLC and 303 Second LLC strategic ventures and the Redwood City Partners, LLC venture, we may continue to co-invest in the future with third parties through partnerships, joint ventures or other entities, or through acquiring non-controlling interests in, or sharing responsibility for, managing the affairs of a property, partnership, joint venture or other entity, which may subject us to risks that may not be present with other methods of ownership, including the following:

•we would not be able to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity, which would allow for impasses on decisions that could restrict our ability to sell or transfer our interests in such entity or such entity’s ability to transfer or sell its assets;

•partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions, which could delay construction or development of a property or increase our financial commitment to the partnership or joint venture;

•partners or co-venturers may pursue economic or other business interests, policies or objectives that are competitive or inconsistent with ours;

•if we become a limited partner or non-managing member in any partnership or limited liability company, and such entity takes or expects to take actions that could jeopardize our status as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity;

•disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business; and

•we may, in certain circumstances, be liable for the actions of our third-party partners or co-venturers.

We own certain properties subject to ground leases and other restrictive agreements that limit our uses of the properties, restrict our ability to sell or otherwise transfer the properties and expose us to the loss of the properties if such agreements are breached by us, terminated or not renewed. As of December 31, 2020, we owned fourteen office buildings, located on various land parcels and in various regions, which we lease individually on a long-term basis. As of December 31, 2020, we had approximately 2.0 million aggregate rentable square feet, or 14.0% of our total stabilized portfolio, of rental space located on these leased parcels and we may in the future invest in additional properties that are subject to ground leases or other similar restrictive arrangements. Many of these ground leases and other restrictive agreements impose significant limitations on our uses of the subject property, restrict our ability to sell or otherwise transfer our interests in the property or restrict our leasing of the property. These restrictions may limit our ability to timely sell or exchange the properties, impair the properties’ value or negatively impact our ability to find suitable tenants for the properties. In addition, if we default under the terms of any particular lease, we may lose the ownership rights to the property subject to the lease. Upon expiration of a lease, we may not be able to renegotiate a new lease on favorable terms, if at all. The loss of the ownership rights to these properties or an increase of rental expense could have an adverse effect on our financial condition, results of operations, cash flow, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

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

We may invest in securities related to real estate, which could adversely affect our ability to pay dividends and distributions to our security holders. We may purchase securities issued by entities that own real estate and may, in the future, also invest in mortgages. In general, investments in mortgages are subject to several risks, including:

•borrowers may fail to make debt service payments or pay the principal when due;

•the value of the mortgaged property may be less than the principal amount of the mortgage note securing the property; and

•interest rates payable on the mortgages may be lower than our cost for the funds used to acquire these mortgages.

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

We face risks associated with short-term liquid investments. From time to time, we have significant cash balances that we invest in a variety of short-term investments that are intended to preserve principal value and maintain a high degree of liquidity while providing current income. These investments may include (either directly or indirectly):

•direct obligations issued by the U.S. Treasury;

•obligations issued or guaranteed by the U.S. government or its agencies;

•taxable municipal securities;

•obligations (including certificates of deposits) of banks and thrifts;

•commercial paper and other instruments consisting of short-term U.S. dollar denominated obligations issued by corporations and banks;

•repurchase agreements collateralized by corporate and asset-backed obligations;

•both registered and unregistered money market funds; and

•other highly rated short-term securities.

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

However, in the future, events such as these or other significant disruptions involving our IT networks and related systems could, among other things:

•result in unauthorized access to, destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, including personally identifiable and account information that could be used to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;

•result in unauthorized access to or changes to our financial accounting and reporting systems and related data;

•result in the theft of funds;

•result in our inability to maintain building systems relied on by our tenants;

•require significant management attention and resources to remedy any damage that results;

•subject us to regulatory penalties or claims for breach of contract, damages, credits, penalties or terminations of leases or other agreements; or

•damage our reputation among our tenants and investors.

These events could have an adverse impact on our financial condition, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

The actual density of our undeveloped land holdings and/or any particular land parcel may not be consistent with our potential density estimates. As of December 31, 2020, we estimate that our five future development sites, representing approximately 61 gross acres of undeveloped land, provide more than 6.0 million square feet of potential density. We caution you not to place undue reliance on the potential density estimates for our undeveloped land holdings and/or any particular land parcel because they are based solely on our estimates, using data currently available to us, and our business plans as of December 31, 2020. The actual density of our undeveloped land holdings and/or any particular land parcel may differ substantially from our estimates based on numerous factors, including our inability to obtain necessary zoning, land use and other required entitlements, as well as building, occupancy and other required governmental permits and authorizations, and changes in the entitlement, permitting and authorization processes that restrict or delay our ability to develop, redevelop or use undeveloped land holdings at anticipated density levels. Moreover, we may strategically choose not to develop, redevelop or use our undeveloped land holdings to their maximum potential density or may be unable to do so as a result of factors beyond our control, including our ability to obtain capital on terms that are acceptable to us, or at all, to fund our development and redevelopment activities. We can provide no assurance that the actual density of our undeveloped land holdings and/or any particular land parcel will be consistent with our potential density estimates. For additional information on our development program, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors That May Influence Future Results of Operations.”

Loss of our key personnel could harm our operations and financial performance and adversely affect the quoted trading price of our securities. The leadership and performance of John Kilroy, the Chairman of our board of directors and our Chief Executive Officer, plays a key role in the success of the Company. He is integral to the Company’s success for many reasons, including that he has a strong national or regional reputation in our industry and investment community. In addition, he has significant relationships with investors, lenders, tenants and industry personnel, which benefit the Company.

If workers providing services at our properties were to engage in a strike or other work stoppage or interruption, our business, results of operations, financial condition and liquidity could be materially adversely affected. Although we believe that our relations with our service providers are good, if disputes with our service providers arise or if workers providing services at our properties engage in a strike or other work stoppage or interruption, we could experience a significant disruption of, or inefficiencies in, our operations or at our properties or incur higher labor costs, which could have a material adverse effect on our business, results of operations, financial condition and liquidity.

Risks Related to Our Indebtedness

We may not be able to meet our debt service obligations. As of December 31, 2020, we had approximately $4.0 billion aggregate principal amount of indebtedness, of which $5.3 million in principal payments will be paid during the year ended December 31, 2021. Our total debt at December 31, 2020 represented 37.0% of our total market capitalization (which we define as the aggregate of our long-term debt and the market value of the Company’s common stock and the Operating Partnership’s common units of limited partnership interest, or common units, based on the closing price per share of the Company’s common stock as of that date). For the calculation of our market capitalization and additional information on debt maturities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Company —Capitalization” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Operating Partnership —Liquidity Uses.”

Our ability to make payments on and to refinance our indebtedness and to fund our operations, working capital, and capital expenditures, depends on our ability to generate cash flow in the future. Our cash flow is subject to general economic, industry, financial, competitive, operating, legislative, regulatory, environmental and other factors, many of which are beyond our control.

The instruments and agreements governing some of our outstanding indebtedness (including borrowings under the Operating Partnership’s unsecured revolving credit facility and note purchase agreements) contain provisions that require us to repurchase for cash or repay that indebtedness under specified circumstances or upon the occurrence of specified events (including upon the acquisition by any person or group of more than a specified percentage of the aggregate voting power of all the Company’s issued and outstanding voting stock, upon certain changes in the composition of a majority of the members of the Company’s board of directors, if the Company or one of its wholly-owned subsidiaries ceases to be the sole general partner of the Operating Partnership or if the Company ceases to own, directly or indirectly, at least 60% of the voting equity interests in the Operating Partnership), and our future debt agreements and debt securities may contain similar provisions or may require that we repay or repurchase or offer to repurchase for cash the applicable indebtedness under specified circumstances or upon the occurrence of specified changes of control of the Company or the Operating Partnership or other events. We may not have sufficient funds to pay our indebtedness when due (including upon any such required repurchase, repayment or offer to repurchase), and we may not be able to arrange for the financing necessary to make those payments or repurchases on favorable terms or at all. In addition, our ability to make required payments on our indebtedness when due (including upon any such required repurchase, repayment or offer to repurchase) may be limited by the terms of other debt instruments or agreements. Our failure to pay amounts due in respect of any of our indebtedness when due would generally constitute an event of default under the instrument governing that indebtedness, which could permit the holders of that indebtedness to require the immediate repayment of that indebtedness in full and, in the case of secured indebtedness, could allow them to sell the collateral securing that indebtedness and use the proceeds to repay that indebtedness. Moreover, any acceleration of or default in respect of any of our indebtedness could, in turn, constitute an event of default under other debt instruments or agreements, thereby resulting in the acceleration and required repayment of that other indebtedness. Any of these events could materially adversely affect our ability to make payments of principal and interest on our indebtedness when due and could prevent us from making those payments altogether.

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

The covenants in the agreements governing the Operating Partnership’s unsecured revolving credit facility and note purchase agreements may limit our ability to make distributions to the holders of our common stock. The Operating Partnership’s $750.0 million unsecured revolving credit facility and note purchase agreements contain financial covenants that could limit the amount of distributions payable by us on our common stock and any preferred stock we may issue in the future. We rely on cash distributions we receive from the Operating Partnership to pay distributions on our common stock and any preferred stock we may issue in the future and to satisfy our other cash needs. The agreements governing the unsecured revolving credit facility and the note purchase agreements provide that, if the Operating Partnership fails to pay any principal of, or interest on, any borrowings or other amounts payable under such agreement when due or during any other event of default under such revolving credit facility and the unsecured private placement notes, the Operating Partnership may make only those partnership distributions that result in distributions to us in an amount sufficient to permit us to make distributions to our stockholders that we reasonably believe are necessary to (a) maintain our qualification as a REIT for federal and state income tax purposes and (b) avoid the payment of federal or state income or excise tax. Any limitation on our ability to make distributions to our stockholders, whether as a result of these provisions in the unsecured revolving credit facility, the note purchase agreements or otherwise, could have a material adverse effect on the market value of our common stock.

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

An increase in interest rates could increase our interest costs on variable rate debt and new debt and could adversely affect our ability to refinance existing debt, conduct development, redevelopment and acquisition activity and recycle capital. As of December 31, 2020, we had an unsecured revolving credit facility bearing interest at a variable rate on any amount drawn and outstanding. There was no amount outstanding on the revolving credit facility at December 31, 2020. However, we may borrow on the revolving credit facility or incur additional variable rate debt in the future. If interest rates increase, so could our interest costs for any variable rate debt and for new debt. This increased cost could make the financing of any development, redevelopment and acquisition activity costlier. Rising interest rates could also limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. In addition, an increase in interest rates could decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to recycle capital and our portfolio promptly in response to changes in economic or other conditions.

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

Our common limited partners have limited approval rights, which may prevent us from completing a change of control transaction that may be in the best interests of all our security holders. The Company may not withdraw as the Operating Partnership’s general partner or transfer its general partnership interest in the Operating Partnership without the approval of the holders of at least 60% of the units representing common partnership interests, including the common units held by the Company in its capacity as the Operating Partnership’s general partner. In addition, the Company may not engage in a merger, consolidation or other combination or the sale of substantially all of its assets or such similar transaction, without the approval of the holders of 60% of the common units, including the common units held by the Company in its capacity as the Operating Partnership’s general partner. The right of our common limited partners to vote on these transactions could limit our ability to complete a change of control transaction that might otherwise be in the best interest of all our security holders.

In certain circumstances, our limited partners must approve our dissolution and the disposition of properties contributed by the limited partners. For as long as limited partners own at least 5% of all of the Operating Partnership’s partnership interests, we must obtain the approval of limited partners holding a majority of the units representing common limited partnership interests before we may dissolve. As of December 31, 2020, limited partners owned approximately 1.0% of the Operating Partnership’s partnership interests, of which 0.7% was owned by John Kilroy. In addition, we agreed to use commercially reasonable efforts to minimize the tax consequences to certain common limited partners resulting from the repayment, refinancing, replacement, or restructuring of debt, or any sale, exchange, or other disposition of any of our other assets. The exercise of one or more of these approval rights by the limited partners could delay or prevent us from completing a transaction that may be in the best interest of all our security holders.

The Chairman of our board of directors and Chief Executive Officer has substantial influence over our affairs. John Kilroy is the Chairman of our board of directors and our Chief Executive Officer. John Kilroy beneficially owned, as of December 31, 2020, approximately 1.4% of the total outstanding shares of our common stock. The percentage of outstanding shares of common stock beneficially owned includes 330,451 shares of common stock, 515,127 restricted stock units (“RSUs”) that were vested and held by John Kilroy at December 31, 2020, and assumes the exchange into shares of our common stock of the 783,192 common units of the Operating Partnership held by John Kilroy (which may be exchanged for an equal number of shares of our common stock).

Pursuant to the Company’s charter, no stockholder may own, actually or constructively, more than 7.0% (by value or by number of shares, whichever is more restrictive) of our outstanding common stock without obtaining a waiver from the board of directors. In connection with the Company’s initial public offering, the board of directors waived the ownership limits with respect to John Kilroy, members of his family and some of their affiliated entities. These named individuals and entities may own either actually or constructively, in the aggregate, up to 19.6% of our common stock, excluding Operating Partnership units that are exchangeable into shares of our common stock. Consequently, John Kilroy has substantial influence over the Company, and because the Company is the manager of the Operating Partnership, over the Operating Partnership, and could exercise his influence in a manner that is not in the best interest of our stockholders, noteholders or unitholders. Also, John Kilroy may, in the future, have a substantial influence over the outcome of any matters submitted to our stockholders or unitholders for approval.

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

The Company’s charter contains provisions that may delay, deter or prevent a change of control transaction. The following provisions of the Company’s charter may delay or prevent a change of control over us, even if a change of control might be beneficial to our security holders, deter tender offers that may be beneficial to our security holders, or limit security holders’ opportunity to receive a potential premium for their shares and/or units if an investor attempted to gain shares beyond the Company’s ownership limits or otherwise to effect a change of control:

•the Company’s charter authorizes the board of directors to issue up to 30,000,000 shares of the Company’s preferred stock, including convertible preferred stock, without stockholder approval. The board of directors may establish the preferences, rights and other terms, including the right to vote and the right to convert into common stock any shares issued. The issuance of preferred stock could delay or prevent a tender offer or a change of control even if a tender offer or a change of control was in our security holders’ interest; and

•the Company’s charter states that any director, or the entire board of directors, may be removed from office at any time, but only for cause and then only by the affirmative vote of the holders of at least two thirds of the votes of the Company’s capital stock entitled to be cast in the election of directors.

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

We are not limited in our ability to incur debt. Our financing policies and objectives are determined by the board of directors. Our goal is to limit our dependence on leverage and maintain a conservative ratio of debt to total market capitalization. However, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. As of December 31, 2020, we had approximately $4.0 billion aggregate principal amount of indebtedness outstanding, which represented 37.0% of our total market capitalization. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Company —Capitalization” for a calculation of our market capitalization. These ratios may be increased or decreased without the consent of our unitholders or stockholders. Increases in the amount of debt outstanding would result in an increase in our debt service costs, which could adversely affect cash flow and our ability to pay dividends and distributions to our security holders. Higher leverage also increases the risk of default on our obligations and limits our ability to obtain additional financing in the future.

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

Sales of a substantial number of shares of the Company’s securities, or the perception that this could occur, could result in decreasing the quoted trading price per share of the Company’s common stock and of the Operating Partnership’s publicly-traded notes. Management cannot predict whether future issuances of shares of the Company’s common stock, or the availability of shares for resale in the open market will result in decreasing the market price per share of the Company’s common stock. As of December 31, 2020, 116,035,827 shares of the Company’s common stock were issued and outstanding.

As of December 31, 2020, the Company had reserved for future issuance the following shares of common stock: 1,150,574 shares issuable upon the exchange, at the Company’s option, of the Operating Partnership’s common units; approximately 1.5 million shares remained available for grant under our 2006 Incentive Award Plan (see Note 15 “Share-Based and Other Compensation” to our consolidated financial statements included in this report); approximately 1.6 million shares issuable upon settlement of time-based RSUs; a maximum of 1.5 million shares contingently issuable upon settlement of RSUs subject to the achievement of market and/or performance conditions; and 9,000 shares issuable upon exercise of outstanding options. The Company has a currently effective registration statement registering 10.7 million shares of our common stock for possible issuance under our 2006 Incentive Award Plan. The Company has a currently effective registration statement registering 1,649,760 shares of our common stock for possible issuance to and resale by certain holders of the Operating Partnership’s common units. That registration statement also registers 94,441 shares of common stock held by John Kilroy for possible resale. Consequently, if and when the shares are issued, they may be freely traded in the public markets.

Risks Related to Taxes and the Company’s Status as a REIT

Loss of the Company’s REIT status would have significant adverse consequences to us and the value of the Company’s common stock. The Company currently operates in a manner that is intended to allow it to qualify as a REIT for federal income tax purposes under the Code. If the Company were to lose its REIT status, the Company would face adverse tax consequences that would substantially reduce the funds available for distribution to its stockholders for each of the years involved because:

•the Company would not be allowed a deduction for dividends paid to its stockholders in computing the Company’s taxable income and would be subject to regular U.S. federal corporate income tax;

•the Company could be subject to increased state and local taxes; and

•unless entitled to relief under statutory provisions, the Company could not elect to be taxed as a REIT for four taxable years following the year during which the Company was disqualified.

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

If a transaction intended to qualify as a Section 1031 Exchange is later determined to be taxable or if we are unable to identify and complete the acquisition of a suitable replacement property to effect a Section 1031 Exchange, we may face adverse consequences, and if the laws applicable to such transactions are amended or repealed, we may not be able to dispose of properties on a tax deferred basis. When possible, we dispose of properties in transactions that are intended to qualify as Section 1031 Exchanges. It is possible that the qualification of a transaction as a Section 1031 Exchange could be successfully challenged and determined to be currently taxable or that we may be unable to identify and complete the acquisition of a suitable replacement property to effect a Section 1031 Exchange. In such case, our taxable income and the Company’s and earnings and profits could increase. This could increase the dividend income to the Company’s stockholders by reducing any return of capital they received. In some circumstances, the Company may be required to pay additional dividends or, in lieu of that, corporate income tax, possibly including interest and penalties. As a result, we may be required to borrow funds in order to pay additional dividends or taxes and the payment of such taxes could cause us to have less cash available to distribute to the Company’s stockholders. In addition, if a Section 1031 Exchange were later to be determined to be taxable, we may be required to amend our tax returns for the applicable year in question, including any information reports we sent the Company’s stockholders. Moreover, under the Tax Cuts and Jobs Act (the “2017 Tax Legislation”), for exchanges completed after December 31, 2017, unless the property was disposed of or received in the exchange on or before such date, Section 1031 of the Code permits exchanges of real property only. It is possible that additional legislation could be enacted that could further modify or repeal the laws with respect to Section 1031 Exchanges, which could make it more difficult or not possible for us to dispose of properties on a tax deferred basis.

Dividends payable by REITs, including the Company, generally do not qualify for the reduced tax rates available for some dividends. “Qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates generally are subject to tax at preferential rates. Subject to limited exceptions, dividends payable by REITs are not eligible for these reduced rates and are taxable at ordinary income tax rates. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including the shares of our capital stock. However, non-corporate stockholders, including individuals, generally may deduct up to 20%

of dividends from a REIT, other than capital gain dividends and dividends treated as qualified dividend income, for taxable years beginning after December 31, 2017 and before January 1, 2026.

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

Complying with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments. To qualify as a REIT for federal income tax purposes, the Company must continually satisfy tests concerning, among other things, the sources of its income, the nature and diversification of its assets, the amounts it distributes to its stockholders and the ownership of its capital stock. If the Company fails to comply with one or more of the asset tests at the end of any calendar quarter, the Company must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing its REIT qualification and suffering adverse tax consequences. In order to meet these tests, we may be required to forego investments we might otherwise make or to liquidate otherwise attractive investments. Thus, compliance with the REIT requirements may hinder our performance and reduce amounts available for distribution to the Company’s stockholders.

Legislative or regulatory action could adversely affect our stockholders or us. In recent years, numerous legislative, judicial and administrative changes have been made to the federal income tax laws applicable to investments in REITs and similar entities. Additional changes to tax laws are likely to continue to occur in the future, and any such changes may adversely impact the Company’s ability to qualify as a REIT, its tax treatment as a REIT, our ability to comply with contractual obligations or the tax treatment of our stockholders and limited partners. Also, the law relating to the tax treatment of other entities, or an investment in other entities, could change, making an investment in such other entities more attractive relative to an investment in a REIT.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

General

Our stabilized portfolio of operating properties was comprised of the following properties at December 31, 2020:

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied (1)	Percentage Leased
Stabilized Office Properties (2)	117	14,620,166	447	91.2%	94.3%
_______________________
(1)Represents physical and economic occupancy.
(2)Includes stabilized life science and retail space.

	Number of Properties	Number of Units	2020 Average Occupancy
Stabilized Residential Properties	2	808	72.0%

Our stabilized portfolio includes all of our properties with the exception of development and redevelopment properties currently committed for construction, under construction or in the tenant improvement phase, undeveloped land and real estate assets held for sale. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We define properties in the tenant improvement phase as office and life science properties that we are developing or redeveloping where the project has reached cold shell condition and is ready for tenant improvements, which may require additional major base building construction before being placed in service. Projects in the tenant improvement phase are added to our stabilized portfolio once the project reaches the earlier of 95% occupancy or one year from the date of the cessation of major base building construction activities. Costs capitalized to construction in progress for development and redevelopment properties are transferred to land and improvements, buildings and improvements, and deferred leasing costs on our consolidated balance sheets at the historical cost of the property as the projects or phases of projects are placed in service.

During the year ended December 31, 2020, we added four development projects to our stabilized portfolio consisting of 750,370 square feet of office in San Francisco, California, 361,388 square feet of office space in Hollywood, California, 95,871 square feet of retail space and 608 residential units in San Diego, California. As of December 31, 2020, the following properties were excluded from our stabilized portfolio. We did not have any redevelopment properties or properties held for sale at December 31, 2020.

	Number of Properties/Projects	Estimated Rentable Square Feet (1)
In-process development projects - tenant improvement	3	1,080,000
In-process development projects - under construction (2)	3	856,000
________________________
(1)Estimated rentable square feet upon completion.
(2)In addition to the estimated office and life science rentable square feet noted above, development projects under construction also include 193 residential units.

Our stabilized portfolio also excludes our future development pipeline, which as of December 31, 2020, was comprised of five future development sites, representing approximately 61 gross acres of undeveloped land.

As of December 31, 2020, all of our properties and development projects were owned and all of our business was conducted in the state of California with the exception of eight stabilized office properties, one development project in the tenant improvement phase and one future development project located in the state of Washington. All of our properties and development projects are 100% owned, excluding four office properties owned by three consolidated property partnerships.

We own our interests in all of our real estate assets through the Operating Partnership. All our properties are held in fee, except for the fourteen office buildings that are held subject to five long-term ground leases for the land (see Note 18 “Commitments and Contingencies” to our consolidated financial statements included in this report for additional information regarding our ground lease obligations).

In general, the office properties are leased to tenants on a full service gross, modified gross or triple net basis. Under a full service gross lease, we are obligated to pay the tenant’s proportionate share of real estate taxes, insurance and operating expenses up to the amount incurred during the tenant’s first year of occupancy (“Base Year”). The tenant pays its pro-rata share of increases in expenses above the Base Year. A modified gross lease is similar to a full service gross lease, except tenants are obligated to pay their proportionate share of certain operating expenses, usually electricity, directly to the service provider. In addition, some office properties, primarily in the Greater Seattle region and certain properties in certain submarkets in the San Francisco Bay Area and Greater Los Angeles, are leased to tenants on a triple net basis, pursuant to which the tenants pay their proportionate share of real estate taxes, operating costs and utility costs.

We believe that all of our properties are well maintained and do not require significant capital improvements. As of December 31, 2020, we managed all of our office properties through internal property managers.

Office Properties

The following table sets forth certain information relating to each of the stabilized office properties owned as of December 31, 2020.

Property Location		No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/2020 (1)	Annualized Base Rent (in $000’s) (2)	Annualized Rent Per Square Foot (2)
Greater Los Angeles
3101-3243 La Cienega Boulevard, Culver City, California	(3)	19	2008-2017	151,908	91.9%	$6,390	$45.75
2240 East Imperial Highway, El Segundo, California	(4)	1	1983/ 2008	122,870	100.0%	3,950	32.15
2250 East Imperial Highway, El Segundo, California	(5)	1	1983	298,728	100.0%	10,206	34.31
2260 East Imperial Highway, El Segundo, California	(4)	1	1983/ 2012	298,728	100.0%	10,510	35.18
909 North Pacific Coast Highway, El Segundo, California	(6)	1	1972/ 2005	244,136	89.4%	8,184	37.98
999 North Pacific Coast Highway, El Segundo, California	(7)	1	1962/ 2003	128,588	93.6%	3,854	34.73
1350 Ivar Avenue, Los Angeles, California	(3)	1	2020	16,448	100.0%	1,013	61.58
1355 Vine Street, Los Angeles, California	(3)	1	2020	183,129	100.0%	10,909	59.57
1375 Vine Street, Los Angeles, California	(3)	1	2020	159,236	100.0%	9,805	61.58
1395 Vine Street, Los Angeles, California	(3)	1	2020	2,575	100.0%	161	62.65
6115 West Sunset Boulevard, Los Angeles, California	(8)	1	1938/ 2015	26,105	73.1%	1,145	59.98
6121 West Sunset Boulevard, Los Angeles, California	(3)	1	1938/ 2015	91,173	100.0%	4,612	50.59
1525 North Gower Street, Los Angeles, California	(4)	1	2016	9,610	100.0%	650	67.61
1575 North Gower Street, Los Angeles, California	(9)	1	2016	251,245	100.0%	16,141	64.24
1500 North El Centro Avenue, Los Angeles, California	(10)	1	2016	104,504	27.9%	1,967	67.41
6255 Sunset Boulevard, Los Angeles, California	(11)	1	1971/ 1999	323,920	93.0%	13,669	46.86
3750 Kilroy Airport Way, Long Beach, California	(10)	1	1989	10,718	62.9%	92	29.89

Property Location		No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/2020 (1)	Annualized Base Rent (in $000’s) (2)	Annualized Rent Per Square Foot (2)
3760 Kilroy Airport Way, Long Beach, California	(10)	1	1989	166,761	94.7%	5,058	32.02
3780 Kilroy Airport Way, Long Beach, California	(10)	1	1989	221,452	94.4%	6,856	33.47
3800 Kilroy Airport Way, Long Beach, California	(10)	1	2000	192,476	88.9%	5,551	32.44
3840 Kilroy Airport Way, Long Beach, California	(10)	1	1999	136,026	—%	—	—
3880 Kilroy Airport Way, Long Beach, California	(12)	1	1987/ 2013	96,923	100.0%	2,839	29.29
3900 Kilroy Airport Way, Long Beach, California	(10)	1	1987	130,935	91.3%	3,347	28.04
8560 West Sunset Boulevard, West Hollywood, California	(10)	1	1963/ 2007	74,842	94.1%	4,947	70.89
8570 West Sunset Boulevard, West Hollywood, California	(13)	1	2002/ 2007	45,941	97.1%	3,113	69.79
8580 West Sunset Boulevard, West Hollywood, California	(3)	1	2002/ 2007	7,126	—%	—	—
8590 West Sunset Boulevard, West Hollywood, California	(3)	1	2002/ 2007	55,302	85.6%	1,637	34.58
12100 West Olympic Boulevard, Los Angeles, California	(14)	1	2003	152,048	66.0%	6,038	60.17
12200 West Olympic Boulevard, Los Angeles, California	(10)	1	2000	150,832	90.2%	6,899	67.98
12233 West Olympic Boulevard, Los Angeles, California	(15)	1	1980/ 2011	151,029	55.6%	2,323	42.32
12312 West Olympic Boulevard, Los Angeles, California	(16)	1	1950/ 1997	76,644	100.0%	4,096	53.44
1633 26th Street, Santa Monica, California	(10)	1	1972/ 1997	43,857	69.9%	1,722	56.19
2100/2110 Colorado Avenue, Santa Monica, California	(10)	3	1992/ 2009	102,864	100.0%	4,980	48.41
3130 Wilshire Boulevard, Santa Monica, California	(10)	1	1969/ 1998	90,074	97.6%	4,009	45.62
501 Santa Monica Boulevard, Santa Monica, California	(17)	1	1974	76,803	91.7%	4,912	69.72
Subtotal/Weighted Average – Los Angeles and Ventura Counties		55		4,395,556	88.1%	$171,581	$45.41
San Diego County
12225 El Camino Real, Del Mar, California	(4)	1	1998	58,401	100.0%	$2,483	$42.52
12235 El Camino Real, Del Mar, California	(4)	1	1998	53,751	100.0%	2,627	48.87
12340 El Camino Real, Del Mar, California	(18)	1	2002	89,272	50.1%	1,615	36.11
12390 El Camino Real, Del Mar, California	(4)	1	2000	70,140	55.1%	2,214	57.29
12348 High Bluff Drive, Del Mar, California	(19)	1	1999	39,193	85.3%	1,363	40.79
12400 High Bluff Drive, Del Mar, California	(4)	1	2004	210,732	100.0%	10,235	48.57
12770 El Camino Real, Del Mar, California	(20)	1	2016	73,032	66.1%	2,205	56.52
12780 El Camino Real, Del Mar, California	(16)	1	2013	140,591	100.0%	7,138	50.77
12790 El Camino Real, Del Mar, California	(21)	1	2013	78,836	59.2%	2,768	59.28
3579 Valley Centre Drive, Del Mar, California	(4)	1	1999	54,960	13.0%	367	51.30
3611 Valley Centre Drive, Del Mar, California	(22)	1	2000	130,109	40.6%	2,876	54.40

Property Location		No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/2020 (1)	Annualized Base Rent (in $000’s) (2)	Annualized Rent Per Square Foot (2)
3661 Valley Centre Drive, Del Mar, California	(23)	1	2001	128,364	100.0%	6,025	49.60
3721 Valley Centre Drive, Del Mar, California	(24)	1	2003	115,193	100.0%	5,310	46.09
3811 Valley Centre Drive, Del Mar, California	(16)	1	2000	112,067	100.0%	6,782	60.52
3745 Paseo Place, San Diego, California	(3)	1	2019	95,871	92.3%	6,178	69.85
13280 Evening Creek Drive South, I-15 Corridor, California	(25)	1	2008	41,196	100.0%	1,215	29.50
13290 Evening Creek Drive South, I-15 Corridor, California	(4)	1	2008	61,180	100.0%	1,833	29.96
13480 Evening Creek Drive North, I-15 Corridor, California	(4)	1	2008	154,157	94.4%	5,026	34.54
13500 Evening Creek Drive North, I-15 Corridor, California	(26)	1	2004	137,658	97.5%	5,870	43.74
13520 Evening Creek Drive North, I-15 Corridor, California	(27)	1	2004	146,701	89.0%	4,692	36.78
2305 Historic Decatur Road, Point Loma, California	(28)	1	2009	107,456	93.9%	3,741	37.10
4690 Executive Drive, UTC, California	(10)	1	1999	47,846	76.4%	1,200	32.84
Subtotal/Weighted Average – San Diego County		22		2,146,706	85.2%	$83,763	$46.27
San Francisco Bay Area
4100 Bohannon Drive, Menlo Park, California	(3)	1	1985	47,379	100.0%	$2,640	$55.72
4200 Bohannon Drive, Menlo Park, California	(3)	1	1987	45,451	70.8%	1,751	54.41
4300 Bohannon Drive, Menlo Park, California	(3)	1	1988	63,079	34.1%	1,279	59.55
4400 Bohannon Drive, Menlo Park, California	(3)	1	1988	48,146	39.4%	939	59.40
4500 Bohannon Drive, Menlo Park, California	(3)	1	1990	63,078	100.0%	3,580	56.76
4600 Bohannon Drive, Menlo Park, California	(3)	1	1990	48,147	70.7%	2,010	59.06
4700 Bohannon Drive, Menlo Park, California	(3)	1	1989	63,078	100.0%	3,513	55.70
1290-1300 Terra Bella Avenue, Mountain View, California	(3)	1	1961	114,175	100.0%	5,344	46.80
680 East Middlefield Road, Mountain View, California	(16)	1	2014	170,090	100.0%	7,729	45.44
690 East Middlefield Road, Mountain View, California	(16)	1	2014	170,823	100.0%	7,763	45.44
1701 Page Mill Road, Palo Alto, California	(3)	1	2015	128,688	100.0%	8,461	65.75
3150 Porter Drive, Palo Alto, California	(3)	1	1998	36,886	100.0%	3,277	88.83
900 Jefferson Avenue, Redwood City, California	(3)	1	2015	228,505	100.0%	13,670	59.82
900 Middlefield Road, Redwood City, California	(3)	1	2015	118,764	100.0%	6,983	59.05
100 Hooper Street, San Francisco, California	(3)	1	2018	394,340	94.0%	23,403	63.16
100 First Street, San Francisco, California	(29)	1	1988	480,457	99.2%	32,003	70.10
201 Third Street, San Francisco, California	(30)	1	1983	346,538	90.3%	21,729	70.26
250 Brannan Street, San Francisco, California	(4)	1	1907/ 2001	100,850	100.0%	10,323	102.36

Property Location		No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/2020 (1)	Annualized Base Rent (in $000’s) (2)	Annualized Rent Per Square Foot (2)
301 Brannan Street, San Francisco, California	(4)	1	1909/ 1989	82,834	100.0%	7,580	91.51
303 Second Street, San Francisco, California	(31)	1	1988	784,658	82.9%	50,506	77.92
333 Brannan Street, San Francisco, California	(32)	1	2016	185,602	100.0%	18,138	97.73
345 Brannan Street, San Francisco, California	(4)	1	2015	110,050	99.7%	10,815	98.55
350 Mission Street, San Francisco, California	(3)	1	2016	455,340	99.7%	24,076	53.09
360 Third Street, San Francisco, California	(4)	1	2013	429,796	88.8%	27,649	72.59
1800 Owens Street, San Francisco, California	(3)	1	2020	750,370	99.6%	56,437	75.55
345 Oyster Point Boulevard, South San Francisco, California	(3)	1	2001	40,410	100.0%	2,192	54.24
347 Oyster Point Boulevard, South San Francisco, California	(3)	1	1998	39,780	100.0%	2,158	54.24
349 Oyster Point Boulevard, South San Francisco, California	(3)	1	1999	65,340	100.0%	3,378	51.70
505 North Mathilda Avenue, Sunnyvale, California	(3)	1	2014	212,322	100.0%	9,449	44.50
555 North Mathilda Avenue, Sunnyvale, California	(3)	1	2014	212,322	100.0%	9,449	44.50
599 North Mathilda Avenue, Sunnyvale, California	(3)	1	2000	76,031	100.0%	3,610	47.48
605 North Mathilda Avenue, Sunnyvale, California	(3)	1	2014	162,785	100.0%	7,244	44.50
Subtotal/Weighted Average – San Francisco		32		6,276,114	94.5%	$389,078	$65.96
Greater Seattle
601 108th Avenue North East, Bellevue, Washington	(33)	1	2000	488,470	93.7%	$17,338	$38.29
10900 North East 4th Street, Bellevue, Washington	(34)	1	1983	428,557	84.7%	13,721	37.95
837 North 34th Street, Lake Union, Washington	(3)	1	2008	112,487	100.0%	4,092	36.37
701 North 34th Street, Lake Union, Washington	(3)	1	1998	141,860	100.0%	5,318	37.49
801 North 34th Street, Lake Union, Washington	(16)	1	1998	169,412	100.0%	5,789	34.17
320 Westlake Avenue North, Lake Union, Washington	(3)	1	2007	184,644	100.0%	8,221	44.53
321 Terry Avenue North, Lake Union, Washington	(3)	1	2013	135,755	100.0%	5,713	42.09
401 Terry Avenue North, Lake Union, Washington	(16)	1	2003	140,605	100.0%	7,008	49.84
Subtotal/Weighted Average – Greater Seattle		8		1,801,790	94.7%	$67,200	$39.55
TOTAL/WEIGHTED AVERAGE		117		14,620,166	91.2%	$711,622	$53.97
____________________
(1)Based on all leases at the respective properties in effect as of December 31, 2020. Includes month-to-month leases as of December 31, 2020. Represents physical and economic occupancy.
(2)Annualized base rental revenue includes the impact of straight-lining rent escalations and the amortization of free rent periods and excludes the impact of the following: amortization of deferred revenue related to tenant-funded tenant improvements, amortization of above/below market rent, amortization for lease incentives due under existing leases and expense reimbursement revenue. Excludes month-to-month leases and vacant space as of December 31, 2020. Includes 100% of annualized base rent of consolidated property partnerships.
(3)For these properties, the leases are written on a triple net basis.
(4)For these properties, the leases are written on a modified gross basis.
(5)For this property, leases of approximately 264,000 rentable square feet are written on a modified gross basis and approximately 35,000 rentable square feet are written on a full service gross basis.

(6)For this property, leases of approximately 214,000 rentable square feet are written on a full service gross basis and approximately 4,000 rentable square feet are written on a triple net basis.
(7)For this property, leases of approximately 110,000 rentable square feet are written on a full service gross basis and approximately 10,000 rentable square feet are written on a gross basis.
(8)For this property, leases of approximately 8,000 rentable square feet are written on a triple net basis, approximately 6,000 rentable square feet are written on a gross basis, and approximately 5,000 rentable square feet are written on a full service gross basis.
(9)For this property, leases of approximately 236,000 rentable square feet are written on a modified gross basis and approximately 15,000 rentable square feet are written on a full service gross basis.
(10)For these properties, the leases are written on a full service gross basis.
(11)For this property, leases of approximately 282,000 rentable square feet are written on a full service gross basis, approximately 15,000 rentable square feet are written on a triple net basis and approximately 4,000 rentable square feet are written on a modified gross basis.
(12)For this property, leases of approximately 50,000 rentable square feet are written on a full service gross basis and approximately 46,000 rentable square feet are written on a modified net basis.
(13)For this property, leases of approximately 26,000 rentable square feet are written on a full service gross basis and approximately 19,000 rentable square feet are written on a triple net basis.
(14)For this property, leases of approximately 74,000 rentable square feet are written on a full service gross basis and approximately 26,000 rentable square feet are written on a modified gross basis.
(15)For this property, leases of approximately 57,000 rentable square feet are written on a modified gross basis, approximately 10,000 rentable square feet are written on a gross basis.
(16)For these properties, the leases are written on a modified net basis.
(17)For this property, leases of approximately 67,000 rentable square feet are written on a full service gross basis and approximately 4,000 rentable square feet are written on a triple net basis.
(18)For this property, leases of approximately 23,000 rentable square feet are written on a modified gross basis and approximately 21,000 rentable square feet are written on a full service gross basis.
(19)For this property, leases of approximately 29,000 rentable square feet are written on a full service gross basis and approximately 4,000 rentable square feet are written on a modified gross basis.
(20)For this property, leases of approximately 45,000 rentable square feet are written on a full service gross basis and approximately 3,000 rentable square feet are written on a modified gross basis.
(21)For this property, leases of approximately 30,000 rentable square feet are written on a triple net basis and approximately 17,000 rentable square feet are written on a modified gross basis.
(22)For this property, leases of approximately 48,000 rentable square feet are written on a modified gross basis and approximately 5,000 rentable square feet are written on a full service gross basis.
(23)For this property, leases of approximately 87,000 rentable square feet are written on a modified gross basis and approximately 41,000 rentable square feet are written on a full service gross basis.
(24)For this property, leases of approximately 92,000 rentable square feet are written on a modified gross basis and approximately 23,000 rentable square feet are written on a full service gross basis.
(25)For this property, leases of approximately 37,000 rentable square feet are written on a full service gross basis and approximately 5,000 rentable square feet are written on a modified gross basis.
(26)For this property, leases of approximately 132,000 rentable square feet are written on a full service gross basis, and approximately 2,000 rentable square feet are written on a modified gross basis.
(27)For this property, leases of approximately 91,000 rentable square feet are written on a modified gross basis and approximately 39,000 rentable square feet are written on a full service gross basis.
(28)For this property, leases of approximately 74,000 rentable square feet are written on a full service gross basis, approximately 23,000 rentable square feet are written on a gross basis and approximately 4,000 rentable square feet are written on a modified gross basis.
(29)For this property, leases of approximately 297,000 rentable square feet are written on a modified gross basis, approximately 97,000 rentable square feet are written on a full service gross basis, approximately 75,000 rentable square feet are written on a gross basis, and approximately 8,000 rentable square feet are written on a triple net basis.
(30)For this property, leases of approximately 224,000 rentable square feet are written on a full service gross basis, approximately 76,000 rentable square feet are written on a modified gross basis, and approximately 13,000 rentable square feet are written on a triple net basis.
(31)For this property, leases of approximately 619,000 rentable square feet are written on a modified gross basis, approximately 84,000 rentable square feet are written on a full service gross basis, approximately 39,000 rentable square feet are written on a gross basis and approximately 23,000 rentable square feet are written on a triple net basis.
(32)For this property, leases of approximately 182,000 rentable square feet are written on a modified gross basis and approximately 4,000 rentable square feet are written on a triple net basis.
(33) For this property, leases of approximately 451,000 rentable square feet are written on a triple net basis and approximately 7,000 rentable square feet are written on a modified gross basis.
(34)For this property, leases of approximately 213,000 rentable square feet are written on a triple net basis and approximately 211,000 rentable square feet are written on a full service gross basis.

Stabilized Development Projects

During the year ended December 31, 2020, the following properties were added to our stabilized portfolio of operating properties:

		Construction Period
Stabilized Office and Retail Development Projects (1)	Location	Start Date	Completion Date	Stabilization Date (2)	Rentable Square Feet	% Occupied (3)

The Exchange on 16th	San Francisco	2Q 2015	1Q 2020	1Q 2020	750,370	100%
One Paseo - Retail	Del Mar	4Q 2016	1Q 2020	1Q 2020	95,871	92%
Netflix // On Vine	Hollywood	1Q 2018	4Q 2020	4Q 2020	361,388	100%

TOTAL:					1,207,629	99%

____________________
(1)Our stabilized office portfolio includes stabilized retail space.
(2)For office and retail, represents the earlier of anticipated 95% occupancy date or one year from cessation of major base building construction activities.
(3)Represents physical and economic occupancy.

During the year ended December 31, 2020, we completed construction on the second and third phases of our One Paseo residential development project. As of December 31, 2020, all three phases of the project were completed and added to the stabilized portfolio. The following table sets forth information about each of the phases:

		Construction Period
Completed Residential Development Project	Location	Start Date	Completion Date	Number of Units	% Leased (1)

One Paseo - Residential Phase I	Del Mar	4Q 2016	3Q 2019	237	78%
One Paseo - Residential Phase II	Del Mar	4Q 2016	1Q 2020	225	52%
One Paseo - Residential Phase III	Del Mar	4Q 2016	3Q 2020	146	50%

TOTAL:				608	62%

____________________
(1)The % leased is as of February 1, 2021.

In-Process Development Projects and Future Development Pipeline

The following tables set forth certain information relating to our in-process development pipeline as of December 31, 2020.

	Location	Construction Start Date	Estimated Stabilization Date (2)	Estimated Rentable Square Feet	Total Project % Leased	Total Project % Occupied (3)
TENANT IMPROVEMENT (1)

Office
San Diego County
One Paseo - Office	Del Mar	4Q 2018	3Q 2021	285,000	93%	66%
9455 Towne Centre Drive	University Towne Center	1Q 2019	1Q 2021	160,000	100%	—%
Greater Seattle
333 Dexter	South Lake Union	2Q 2017	3Q 2022	635,000	100%	49%

TOTAL:				1,080,000	98%	46%

____________________
(1)Represents projects that have reached cold shell condition and are ready for tenant improvements, which may require additional major base building construction before being placed in service.
(2)For office and retail, represents the earlier of anticipated 95% occupancy date or one year from substantial completion of base building components. For multi-phase projects, interest and carry cost capitalization may cease and recommence driven by various factors, including tenant improvement construction and other tenant related timing or project scope. The timing of completion of our projects may be impacted by factors outside of our control, including government restrictions and/or social distancing requirements on construction projects due to the COVID-19 pandemic. As of the date of this report, all of our in-process development projects were under active construction.
(3)Represents physical and economic occupancy.

		Construction Start Date	Estimated Stabilization Date (1)	Estimated Rentable Square Feet	Office % Leased
UNDER CONSTRUCTION	Location

Office/Life Science
San Francisco Bay Area
Kilroy Oyster Point - Phase I	South San Francisco	1Q 2019	4Q 2021	656,000	100%
San Diego County
2100 Kettner	Little Italy	3Q 2019	2Q 2022	200,000	—%
Residential
Greater Los Angeles
Jardine (Living // On Vine)	Hollywood	4Q 2018	1Q 2021	193 Resi Units	N/A

TOTAL:					77%

____________________
(1)For office and retail, represents the earlier of anticipated 95% occupancy date or one year from substantial completion of base building components. For multi-phase projects, interest and carry cost capitalization may cease and recommence driven by various factors, including tenant improvement construction and other tenant related timing or project scope. The timing of completion of our projects may be impacted by factors outside of our control, including government restrictions and/or social distancing requirements on construction projects due to the COVID-19 pandemic. As of the date of this report, all of our in-process development projects were under active construction.

The following table sets forth certain information relating to our future development pipeline as of December 31, 2020.

Future Development Pipeline	Location	Approx. Developable Square Feet (1)

San Diego County
Santa Fe Summit – Phases II and III	56 Corridor	600,000 - 650,000
Kilroy East Village	East Village	TBD
San Francisco Bay Area
Kilroy Oyster Point - Phases II - IV	South San Francisco	1,750,000 - 1,900,000
Flower Mart	SOMA	2,300,000
Greater Seattle
SIX0 - Office & Residential	Seattle CBD	TBD
____________________
(1)The developable square feet and scope of projects could change materially from estimated data provided due to one or more of the following: any significant changes in the economy, market conditions, our markets, tenant requirements and demands, construction costs, new supply, regulatory and entitlement processes or project design.

Significant Tenants

The following table sets forth information about our 15 largest tenants based upon annualized base rental revenues, as defined below, as of December 31, 2020.

Tenant Name	Region	Annualized Base Rental Revenue(1)(2)	Percentage of Total Annualized Base Rental Revenue(1)	Lease Expiration Date
		(in thousands)
Dropbox, Inc.	San Francisco Bay Area	$55,998	7.7%	November 2033
GM Cruise, LLC	San Francisco Bay Area	36,337	5.0%	November 2031
LinkedIn Corporation / Microsoft Corporation	San Francisco Bay Area	29,752	4.1%	Various (4)
Adobe Systems, Inc.	San Francisco Bay Area / Greater Seattle	27,897	3.8%	Various (5)
salesforce.com, inc.	San Francisco Bay Area	24,076	3.3%	Various (6)
DIRECTV, LLC (3)	Greater Los Angeles	23,152	3.2%	September 2027
Box, Inc.	San Francisco Bay Area	22,441	3.1%	Various (7)
Okta, Inc.	San Francisco Bay Area	22,387	3.1%	October 2028
Netflix, Inc.	Greater Los Angeles	21,959	3.0%	Various (8)
DoorDash, Inc.	San Francisco Bay Area	18,650	2.6%	January 2032
Synopsys, Inc.	San Francisco Bay Area	15,492	2.1%	August 2030
Fortune 50 Publicly-Traded Company	Greater Seattle	15,355	2.1%	July 2033
Riot Games, Inc.	Greater Los Angeles	15,152	2.1%	Various (9)
Amazon.com	Greater Seattle	14,760	2.0%	Various (10)
Viacom International, Inc.	Greater Los Angeles	13,718	1.9%	December 2028
Total		$357,126	49.1%
_____________________
(1)Annualized base rental revenue includes the impact of straight-lining rent escalations and the amortization of free rent periods and excludes the impact of the following: amortization of deferred revenue related tenant-funded tenant improvements, amortization of above/below market rents, amortization for lease incentives due under existing leases, and expense reimbursement revenue. Excludes month-to-month leases and vacant space as of December 31, 2020.
(2)Includes 100% of the annualized base rental revenues of consolidated property partnerships.
(3)The Company is currently in discussions with tenant regarding tenant's termination option as of December 31, 2020 on up to approximately 150,000 square feet of space. The Company believes tenant did not validly exercise its termination option.
(4)The LinkedIn Corporation / Microsoft Corporation leases, which contribute $3.6 million and $26.2 million, expire in October 2024 and September 2026, respectively.
(5)The Adobe Systems Inc. leases, which contribute $1.1 million, $5.8 million, and $21.0 million, expire in June 2027, July 2031 and August 2031, respectively.
(6)The salesforce.com, inc. leases, which contribute $0.6 million and $23.5 million, expire in May 2031 and September 2032, respectively.
(7)The Box, Inc. leases, which contribute $2.0 million and $20.4 million, expire in August 2021 and June 2028, respectively.
(8)The Netflix, Inc leases, which contribute $0.1 million and $21.9 million, expire in June 2021 and July 2032, respectively.
(9)The Riot Games leases, which contribute $5.7 million, $2.2 million, and $7.3 million, expire in March 2023, November 2023, and November 2024, respectively.
(10)The Amazon.com leases, which contribute $2.4 million and $12.4 million, expire in January 2023 and February 2030, respectively.

The following pie chart sets forth the composition of our tenant base by industry and as a percentage of our annualized base rental revenue based on the North American Industry Classification System as of December 31, 2020.

Our West Coast markets are dynamic and populated with innovative and creative tenants, including but not limited to technology, entertainment and digital media. While technology companies comprise 58% of our office portfolio base rent, technology is a broad concept that encompasses diverse industries including software, social media, hardware, cloud computing, internet media and technology services.

Lease Expirations

The following table sets forth a summary of our office lease expirations for each of the next ten years beginning with 2021, assuming that none of the tenants exercise renewal options or termination rights. See further discussion of our lease expirations under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors that May Influence Future Results of Operations”.

Lease Expirations

Year of Lease Expiration	# of Expiring Leases	Total Square Feet	% of Total Leased Square Feet	Annualized Base Rent (000’s)(1) (2)	% of Total Annualized Base Rent (1)	Annualized Rent per Square Foot (1)
2021 (3)	70	582,179	4.4%	$25,788	3.6%	$44.30
2022 (3)	72	865,679	6.6%	37,112	5.2%	42.87
2023	77	1,198,043	9.1%	63,426	8.9%	52.94
2024	58	978,481	7.5%	48,005	6.8%	49.06
2025	53	672,538	5.1%	32,050	4.5%	47.66
2026	39	1,635,749	12.5%	74,225	10.4%	45.38
2027 (4)	36	1,269,396	9.7%	51,539	7.2%	40.60
2028	22	928,925	7.1%	58,150	8.2%	62.60
2029	20	813,854	6.2%	46,728	6.6%	57.42
2030	32	1,241,437	9.5%	66,648	9.4%	53.69
2031 and beyond	30	2,944,267	22.3%	207,953	29.2%	70.63
Total (5)	509	13,130,548	100.0%	$711,624	100.0%	$54.20
____________________
(1)Annualized base rent includes the impact of straight-lining rent escalations and the amortization of free rent periods and excludes the impact of the following: amortization of deferred revenue related tenant-funded tenant improvements, amortization of above/below market rents, amortization for lease incentives due under existing leases and expense reimbursement revenue. Additionally, the underlying leases contain various expense structures including full service gross, modified gross and triple net. Amounts represent percentage of total portfolio annualized contractual base rental revenue.
(2)Includes 100% of annualized based rent of consolidated property partnerships.
(3)Adjusting for leasing transactions executed as of December 31, 2020 but not yet commenced, the 2021 and 2022 expirations would be reduced by 121,554 and 38,806 square feet, respectively.
(4)The Company is currently in discussions with a tenant regarding its termination option as of December 31, 2020 on up to approximately 150,000 square feet of space. The Company believes the tenant did not validly exercise its termination option.
(5)For leases that have been renewed early with existing tenants, the expiration date and annualized base rent information presented takes into consideration the renewed lease terms. Excludes leases not commenced as of December 31, 2020, space leased under month-to-month leases, storage leases, vacant space and future lease renewal options not executed as of December 31, 2020.

Secured Debt

As of December 31, 2020, the Operating Partnership had two outstanding mortgage notes payable which were secured by certain of our properties. Our secured debt represents an aggregate principal indebtedness of approximately $254.4 million. See additional information regarding our secured debt in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Sources,” Notes 8 and 9 to our consolidated financial statements and Schedule III—Real Estate and Accumulated Depreciation included in this report. Management believes that, as of December 31, 2020, the value of the properties securing the applicable secured obligations in each case exceeded the principal amount of the outstanding obligation.

ITEM 3.    LEGAL PROCEEDINGS

We and our properties are subject to routine litigation incidental to our business. These matters are generally covered by insurance. As of December 31, 2020, we were not a defendant in, and our properties were not subject to, any legal proceedings that we believe, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations, or cash flows.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.    MARKET FOR KILROY REALTY CORPORATION’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “KRC.” As of the date this report was filed, there were approximately 98 registered holders of the Company’s common stock. The following table illustrates dividends declared during 2020 and 2019 as reported on the NYSE.

2020	Per Share Common Stock Dividends Declared
First quarter	$0.4850
Second quarter	0.4850
Third quarter	0.5000
Fourth quarter	0.5000
2019	Per Share Common Stock Dividends Declared
First quarter	$0.4550
Second quarter	0.4850
Third quarter	0.4850
Fourth quarter	0.4850

The Company pays distributions to common stockholders quarterly each January, April, July and October, at the discretion of the board of directors. Distribution amounts depend on our FFO, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the board of directors deems relevant.

The table below reflects our purchases of equity securities during the three month period leading up to December 31, 2020.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs
October 1 - October 31, 2020	2,404	$52.63	—	—
November 1 - November 30, 2020	—	—	—	—
December 1 - December 31, 2020	1,113	61.27	—	—
Total	3,517	$55.36	—	—
_______________________
(1)Represents shares of common stock remitted to the Company to satisfy tax withholding obligations in connection with the distribution of, or the vesting and distribution of, restricted stock units or restricted stock in shares of common stock. The value of such shares of common stock remitted to the Company was based on the closing price of the Company’s common stock on the applicable withholding date.

MARKET FOR KILROY REALTY, L.P.’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the Operating Partnership’s common units. As of the date this report was filed, there were 18 holders of record of common units (including through the Company’s general partnership interest).

The following table reports the distributions per common unit declared during the years ended December 31, 2020 and 2019.

2020	Per Unit Common Unit Distribution Declared
First quarter	$0.4850
Second quarter	0.4850
Third quarter	0.5000
Fourth quarter	0.5000
2019	Per Unit Common Unit Distribution Declared
First quarter	$0.4550
Second quarter	0.4850
Third quarter	0.4850
Fourth quarter	0.4850

During 2020 and 2019, the Operating Partnership redeemed 872,713 and 2,000 common units, respectively, for the same number of shares of the Company’s common stock.

PERFORMANCE GRAPH

The following line graph compares the change in cumulative stockholder return on shares of the Company’s common stock to the cumulative total return of the NAREIT All Equity REIT Index, the Standard & Poor’s 500 Stock Index, and the SNL US REIT Office Index for the five-year period ended December 31, 2020. We include an additional index, the SNL US REIT Office Index, to the performance graph since management believes it provides additional information to investors about our performance relative to a more specific peer group. The SNL US REIT Office Index is a published and widely recognized index that comprises 23 office equity REITs, including us. The graph assumes the investment of $100 in us and each of the indices on December 31, 2015 and, as required by the SEC, the reinvestment of all distributions. The return shown on the graph is not necessarily indicative of future performance.

Total Return Performance
Kilroy Realty Corporation
S&P 500 Index
SNL REIT Office Index
Nareit All Equity REIT Index
Index Value
250
200
150
100
50
0
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20

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

The consolidated balance sheet data as of December 31, 2020, 2019, 2018, 2017 and 2016, the consolidated statement of operations data for all periods presented, and the consolidated statement of cash flows data for the years ended December 31, 2020, 2019, 2018 and 2017 have been derived from the historical consolidated financial statements of Kilroy Realty Corporation audited by an independent registered public accounting firm. The consolidated statement of cash flows data for the year ended December 31, 2016 has been derived from the historical consolidated financial statements of Kilroy Realty Corporation and adjusted for the impact of subsequent accounting changes requiring retrospective application, if any.

Kilroy Realty Corporation Consolidated
(in thousands, except share, per share, square footage and occupancy data)

	Year Ended December 31,
	2020	2019	2018	2017	2016
Statements of Operations Data:
Total revenues from continuing operations	$898,397	$837,454	$747,298	$719,001	$642,572
Income from continuing operations	207,293	215,229	277,926	180,615	303,798
Net income available to common stockholders	187,105	195,443	258,415	151,249	280,538
Per Share Data:
Weighted average shares of common stock outstanding – basic	113,241,341	103,200,568	99,972,359	98,113,561	92,342,483
Weighted average shares of common stock outstanding – diluted	113,719,622	103,849,168	100,482,365	98,727,331	93,023,034
Income from continuing operations available to common stockholders per share of common stock – basic	$1.63	$1.87	$2.56	$1.52	$3.00
Income from continuing operations available to common stockholders per share of common stock – diluted	$1.63	$1.86	$2.55	$1.51	$2.97
Net income available to common stockholders per share – basic	$1.63	$1.87	$2.56	$1.52	$3.00
Net income available to common stockholders per share – diluted	$1.63	$1.86	$2.55	$1.51	$2.97
Dividends declared per share (1)	$1.970	$1.910	$1.790	$1.650	$3.375
 ____________________
(1)Dividends declared for the year ended December 31, 2016 includes a special dividend of $1.90 per share of common stock that was paid on January 13, 2017.

	December 31,
	2020	2019	2018	2017	2016
Balance Sheet Data:
Total real estate held for investment, before accumulated depreciation and amortization	$10,190,046	$9,628,773	$8,426,632	$7,417,777	$7,060,754
Total assets (1)	10,000,708	8,900,094	7,765,707	6,802,838	6,706,633
Total debt	3,923,681	3,552,778	2,932,601	2,347,063	2,320,123
Total preferred stock	—	—	—	—	192,411
Total noncontrolling interests (2)	247,378	277,348	271,354	259,523	216,322
Total equity (2)	5,277,321	4,570,858	4,201,261	3,960,316	3,759,317
Other Data:
Funds From Operations (3) (4)	$433,356	$418,478	$360,491	$346,787	$333,742
Cash flows provided by (used in):
Operating activities	$455,590	$386,521	$410,043	$347,012	$345,054
Investing activities (5)	(542,128)	(1,228,279)	(808,915)	(359,102)	(579,420)
Financing activities	833,324	747,068	503,108	(171,241)	427,291
Office Property Data:
Rentable square footage	14,620,166	13,475,795	13,232,580	13,720,597	14,025,856
Occupancy (6)	91.2%	94.6%	94.4%	95.2%	96.0%
Residential Property Data:
Number of units	808	200	200	200	200
Average occupancy (7)	72.0%	82.4%	79.7%	70.2%	46.0%
_____________________
(1)    On January 1, 2019, the Company adopted FASB Topic 842 and recorded right of use ground lease assets and ground lease liabilities on its consolidate balance sheets. As of December 31, 2020 and 2019, the consolidated balance sheets included $95.5 million and $96.3 million, respectively, of right of use ground lease assets and $97.8 million and $98.4 million, respectively, of ground lease liabilities.
(2)    Includes the noncontrolling interests of the common units of the Operating Partnership and consolidated property partnerships (see Note 2 “Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included in this report for additional information).
(3)    We calculate FFO in accordance with the 2018 Restated White Paper on FFO approved by the Board of Governors of NAREIT. The White Paper defines FFO as net income or loss calculated in accordance with GAAP, excluding extraordinary items, as defined by GAAP, gains and losses from sales of depreciable real estate and impairment write-downs associated with depreciable real estate, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustment for unconsolidated partnerships and joint ventures. Our calculation of FFO includes the amortization of deferred revenue related to tenant-funded tenant improvements and excludes the depreciation of the related tenant improvement assets. We also add back net income attributable to noncontrolling common units of the Operating Partnership because we report FFO attributable to common stockholders and common unitholders.

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
(4)    FFO includes amortization of deferred revenue related to tenant-funded tenant improvements of $22.5 million, $19.2 million, $18.4 million, $16.8 million and $13.2 million for the years ended December 31, 2020, 2019, 2018, 2017 and 2016, respectively.
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
(6) Represents physical and economic occupancy.
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

The consolidated balance sheet data as of December 31, 2020, 2019, 2018, 2017 and 2016, the consolidated statement of operations data for all periods presented and the consolidated statement of cash flows data for the years ended December 31, 2020, 2019, 2018 and 2017 have been derived from the historical consolidated financial statements of Kilroy Realty, L.P. audited by an independent registered public accounting firm. The consolidated statement of cash flows data for the year ended December 31, 2016 has been derived from the historical consolidated financial statements of Kilroy Realty, L.P. and adjusted for the impact of subsequent accounting changes requiring retrospective application, if any.

Kilroy Realty, L.P. Consolidated
(in thousands, except unit, per unit, square footage and occupancy data)

	Year Ended December 31,
	2020	2019	2018	2017	2016
Statements of Operations Data:
Total revenues from continuing operations	$898,397	$837,454	$747,298	$719,001	$642,572
Income from continuing operations	207,293	215,229	277,926	180,615	303,798
Net income available to common unitholders	189,609	198,738	263,210	154,077	286,813
Per Unit Data:
Weighted average common units outstanding – basic	115,095,506	105,223,975	102,025,276	100,246,567	94,771,688
Weighted average common units outstanding – diluted	115,573,787	105,872,575	102,535,282	100,860,337	95,452,239
Income from continuing operations available to common unitholders per common unit – basic	$1.63	$1.87	$2.56	$1.52	$2.99
Income from continuing operations available to common unitholders per common unit – diluted	$1.62	$1.86	$2.55	$1.51	$2.96
Net income available to common unitholders per unit – basic	$1.63	$1.87	$2.56	$1.52	$2.99
Net income available to common unitholders per unit – diluted	$1.62	$1.86	$2.55	$1.51	$2.96
Distributions declared per common unit (1)	$1.970	$1.910	$1.790	$1.650	$3.375
 ____________________
(1)The year ended December 31, 2016 includes a special distribution of $1.90 per common unit that was paid on January 13, 2017.

	December 31,
	2020	2019	2018	2017	2016
Balance Sheet Data:
Total real estate held for investment, before accumulated depreciation and amortization	$10,190,046	$9,628,773	$8,426,632	$7,417,777	$7,060,754
Total assets (1)	10,000,708	8,900,094	7,765,707	6,802,838	6,706,633
Total debt	3,923,681	3,552,778	2,932,601	2,347,063	2,320,123
Total preferred capital	—	—	—	—	192,411
Total noncontrolling interests (2)	197,503	201,100	197,561	186,375	135,138
Total capital (2)	5,277,321	4,570,858	4,201,261	3,960,316	3,759,317
Other Data:
Cash flows provided by (used in):
Operating activities	455,590	386,521	410,043	347,012	345,054
Investing activities (3)	(542,128)	(1,228,279)	(808,915)	(359,102)	(579,420)
Financing activities	833,324	747,068	503,108	(171,241)	427,291
Office Property Data:
Rentable square footage	14,620,166	13,475,795	13,232,580	13,720,597	14,025,856
Occupancy (4)	91.2%	94.6%	94.4%	95.2%	96%
Residential Property Data:
Number of units	808	200	200	200	200
Average occupancy (5)	72.0%	82.4%	79.7%	70.2%	46.0%
_______________________
(1)    On January 1, 2019, the Company adopted FASB Topic 842 and recorded right of use ground lease assets on its consolidated balance sheets. As of December 31, 2020 and 2019, the consolidated balance sheets included $95.5 million and $96.3 million, respectively, of right of use ground lease assets and $97.8 million and $98.4 million, respectively, of ground lease liabilities.
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
(4)    Represents physical and economic occupancy.
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

Forward-Looking Statements

Statements contained in this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Forward-looking statements include, among other things, statements or information concerning our plans, objectives, capital resources, portfolio performance, results of operations, projected future occupancy and rental rates, lease expirations, debt maturities, potential investments, strategies such as capital recycling, development and redevelopment activity, projected construction costs, projected construction commencement and completion dates, projected square footage of space that could be constructed on undeveloped land that we own, projected rentable square footage of or number of units in properties under construction or in the development pipeline, anticipated proceeds from capital recycling activity or other dispositions and anticipated dates of those activities or dispositions, projected increases in the value of properties, dispositions, future executive incentive compensation, pending, potential or proposed acquisitions, plans to grow our Net Operating Income and FFO, our ability to re-lease properties at or above current market rates, anticipated market conditions and demographics and other forward-looking financial data, as well as the discussion in “—Factors That May Influence Future Results of Operations,” “—Liquidity and Capital Resource of the Company,” and “—Liquidity and Capital Resources of the Operating Partnership.” Forward-looking statements can be identified by the use of words such as “believes,” “expects,” “projects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” and the negative of these words and phrases and similar expressions that do not relate to historical matters. Forward-looking statements are based on our current expectations, beliefs and assumptions, and are not guarantees of future performance. Forward-looking statements are inherently subject to uncertainties, risks, changes in circumstances, trends and factors that are difficult to predict, many of which are outside of our control. Accordingly, actual performance, results and events may vary materially from those indicated or implied in the forward-looking statements, and you should not rely on the forward-looking statements as predictions of future performance, results or events. Numerous factors could cause actual future performance, results and events to differ materially from those indicated in the forward-looking statements, including, among others:

•global market and general economic conditions and their effect on our liquidity and financial conditions and those of our tenants;

•adverse economic or real estate conditions generally, and specifically, in the States of California and Washington;

•risks associated with our investment in real estate assets, which are illiquid, and with trends in the real estate industry;

•defaults on or non-renewal of leases by tenants;

•any significant downturn in tenants’ businesses;

•our ability to re-lease property at or above current market rates;

•costs to comply with government regulations, including environmental remediations;

•the availability of cash for distribution and debt service and exposure to risk of default under debt obligations;

•increases in interest rates and our ability to manage interest rate exposure;

•the availability of financing on attractive terms or at all, which may adversely impact our future interest expense and our ability to pursue development, redevelopment and acquisition opportunities and refinance existing debt;

•a decline in real estate asset valuations, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing, and which may result in write-offs or impairment charges;

•significant competition, which may decrease the occupancy and rental rates of properties;

•potential losses that may not be covered by insurance;

•the ability to successfully complete acquisitions and dispositions on announced terms;

•the ability to successfully operate acquired, developed and redeveloped properties;

•the ability to successfully complete development and redevelopment projects on schedule and within budgeted amounts;

•delays or refusals in obtaining all necessary zoning, land use and other required entitlements, governmental permits and authorizations for our development and redevelopment properties;

•increases in anticipated capital expenditures, tenant improvement and/or leasing costs;

•defaults on leases for land on which some of our properties are located;

•adverse changes to, or enactment or implementations of, tax laws or other applicable laws, regulations or legislation, as well as business and consumer reactions to such changes;

•risks associated with joint venture investments, including our lack of sole decision-making authority, our reliance on co-venturers’ financial condition and disputes between us and our co-venturers;

•environmental uncertainties and risks related to natural disasters;

•our ability to maintain our status as a REIT; and

•uncertainties regarding the impact of the COVID-19 pandemic, and restrictions intended to prevent its spread, on our business and the economy generally.

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

Company Overview

We are a self-administered REIT active in premier office and mixed-use submarkets along the West Coast. We own, develop, acquire and manage real estate assets, consisting primarily of Class A properties in the coastal regions of Greater Los Angeles, San Diego County, the San Francisco Bay Area and Greater Seattle, which we believe have strategic advantages and strong barriers to entry. We own our interests in all of our real properties through the Operating Partnership and generally conduct substantially all of our operations through the Operating Partnership. We owned an approximate 99.0% and 98.1% general partnership interest in the Operating Partnership as of December 31, 2020 and 2019, respectively. All of our properties are held in fee except for the fourteen office buildings that are held subject to long-term ground leases for the land (see Note 18 “Commitments and Contingencies” to our consolidated financial statements included in this report for additional information regarding our ground lease obligations).

2020 Operating and Development Highlights

We entered 2020 in a very strong financial position and drew on our strengths to manage through the pandemic. We achieved a record year in development by completing construction on $1.2 billion in projects that were turned over to our tenants for the construction of tenant improvements and 371 residential units and continued to create value that we believe will drive future earnings and dividend growth.

Development. We continued to execute on our development program during 2020. We added four completed development projects to our stabilized portfolio totaling 1.2 million rentable square feet of office and retail space and 608 residential units, had three development projects progress from the under construction phase to the tenant improvement phase and commenced revenue recognition on two development projects currently in the tenant improvement phase. See “—Factors that May Influence Future Operations” for additional information regarding our development program.

Capital Recycling Program. We have continued to utilize our capital recycling program to provide additional capital to finance development expenditures, fund potential acquisitions, repay long-term debt and for other general corporate purposes. Our general strategy, depending on market conditions, is to target the disposition of non-core properties or those that have limited upside for us and redeploy the capital into acquisitions and/or development projects where we can create additional value to generate higher returns (see “—Factors that May Influence Future Operations” for additional information). In connection with this strategy, during 2020, we generated gross sales proceeds of approximately $75.9 million through the sale of one office building.

Leasing. During 2020, we executed new and renewal leases totaling 0.7 million square feet within our stabilized portfolio with an increase in GAAP rents of 36.5% and an increase in cash rents of 18.4%. Our stabilized office portfolio was 91.2% occupied and 94.3% leased as of December 31, 2020.

2020 Financing Highlights

In 2020, we raised approximately $775.0 million in new debt at a weighted average interest rate of 3.30%, settled all 2019 forward equity sale agreements by issuing 3,147,110 shares of common stock for net proceeds of $247.3 million and entered into and settled forward equity sale agreements in connection with an offering of 5,750,000 shares of common stock for net proceeds of $474.9 million. Refer to our 2020 Financing Highlights in “—Liquidity and Capital Resources of the Operating Partnership” for a list of financing transactions completed in 2020 and Notes 9 and 13, “Secured and Unsecured Debt of the Operating Partnership” and “Stockholders’ Equity of the Company,” respectively, to our consolidated financial statements included in this report for additional information regarding our debt and capital market activity.

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

We have implemented a rent relief program for the majority of our retail tenants whereby we deferred rent since April 2020 in exchange for an extension of their current lease term for an equivalent number of months at future rental rates. We expect that we will continue to offer rent relief to the majority of our retail tenants, given that most cannot resume full operations in certain of our markets where strong state and local government restrictions remain or were put back into effect, although the form of relief offered may vary in the future. We did not create such a program for our office tenants. We evaluate office rent relief requests on a specific case by case basis and only consider those which have a justifiable financial basis. Our top 15 tenants represent 49.1% of our total annualized base rental revenues and as of December 31, 2020, we had collected 100% of the rent due from our top 15 tenants since the beginning of the COVID-19 pandemic. For residential tenants, deferrals of gross rent billings have been extended in accordance with the applicable local orders, which often require repayment within 12 months if such local ordinances are not extended.

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

The following table sets forth information regarding the percent of contractual base rent and common area maintenance (“CAM”) billings (“gross rent billings”) billed, collected, forgiven, and deferred for the three months ended December 31, 2020:

			COVID-19 Modifications (3)			Non-COVID-19 Modifications (4)
Property Type	Gross Rent Billings (1) (in thousands)	Rent Collected (2)	Rent Forgiven (5)	Rent Deferred		Rent Deferred		Rent Outstanding (8)
				Collected (6)	Outstanding (7)	Collected (6)	Outstanding (7)

Office	$194,035	97.8%	—	—	0.2%	—	0.1%	1.9%
Residential	4,807	89.8%	—	0.2%	4.5%	—	—	5.5%
Retail	7,138	42.9%	3.4%	—	21.9%	—	0.6%	31.2%

Total	$205,980	95.7%	0.1%	—	1.1%	—	0.1%	3.0%

________________________
(1)Gross rent billings represents the total contractual base rent (including tenant direct-billed parking) and CAM billings before any COVID-19 related rent concessions for the three months ended December 31, 2020.
(2)Cash collections on billings for the three months ended December 31, 2020 as a percentage of gross rent billings.

(3)Rent concessions that qualify for the accounting relief provided by the FASB (as described in Note 2 “Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included in this report), as total amounts due under the lease agreement are substantially the same or less than those that existed in the contract before modification.
(4)Rent concessions that do not qualify for the accounting relief provided by the FASB (as described in Note 2 “Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included in this report), as total amounts due under the lease agreement are not substantially the same as those that existed in the contract before modification, or other modifications unrelated to the COVID-19 pandemic have been included.
(5)Amounts permanently forgiven as a percentage of gross rent billings.
(6)Collections of amounts deferred under repayment plans (as described above) and through lease term extensions as a percentage of gross rent billings.
(7)Remaining amounts deferred under repayment plans and through lease term extensions as a percentage of gross rent billings.
(8)Uncollected gross rent billings that have not been forgiven and are not subject to deferral arrangements as a percentage of gross rent billings. Such amounts are subject to the Company’s collectability assessments.

The following table sets forth information regarding the percent of gross rent billings billed, collected, forgiven, and deferred for the year ended December 31, 2020:

			COVID-19 Modifications (3)			Non-COVID-19 Modifications (4)
Property Type	Gross Rent Billings (1) (in thousands)	Rent Collected (2)	Rent Forgiven (5)	Rent Deferred		Rent Deferred		Rent Outstanding (8)
				Collected (6)	Outstanding (7)	Collected (6)	Outstanding (7)

Office	$751,382	98.5%	—	—	0.4%	—	0.1%	1.0%
Residential	17,305	92.5%	—	1.0%	4.9%	—	—	1.6%
Retail	29,080	58.6%	3.1%	—	23.0%	—	0.9%	14.4%

Total	$797,767	96.9%	0.1%	—	1.4%	—	0.1%	1.5%

________________________
(1)Gross rent billings represents the total contractual base rent (including tenant direct-billed parking) and CAM billings before any COVID-19 related rent concessions for the year ended December 31, 2020.
(2)Cash collections on billings for the year ended December 31, 2020 as a percentage of gross rent billings.
(3)Rent concessions that qualify for the accounting relief provided by the FASB (as described in Note 2 “Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included in this report), as total amounts due under the lease agreement are substantially the same or less than those that existed in the contract before modification.
(4)Rent concessions that do not qualify for the accounting relief provided by the FASB (as described in Note 2 “Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included in this report), as total amounts due under the lease agreement are not substantially the same as those that existed in the contract before modification, or other modifications unrelated to the COVID-19 pandemic have been included.
(5)Amounts permanently forgiven as a percentage of gross rent billings.
(6)Collections of amounts deferred under repayment plans (as described above) and through lease term extensions as a percentage of gross rent billings.
(7)Remaining amounts deferred under repayment plans and through lease term extensions as a percentage of gross rent billings.
(8)Uncollected gross rent billings that have not been forgiven and are not subject to deferral arrangements as a percentage of gross rent billings. Such amounts are subject to the Company’s collectability assessments.

Deferrals of gross rent billings that have been extended to office and retail tenants during the period have been formalized by the execution of lease amendments that generally provide for repayment of deferred amounts through an extension of the lease term by an equivalent period of months to the deferral period. Not all tenant relief requests will ultimately result in lease amendments and we have not relinquished our contractual rights under our lease agreements where rent concessions have not yet been granted. Our rent collections for the periods above and rent relief requests to-date may not be indicative of collections, concessions or requests in future periods.

As of February 1, 2021, across all property types, we had collected approximately 95% of our January 2021 gross rent billings, including 100% from all of our top 15 tenants. Excluding rent relief provided to certain tenants, across all property types, we collected 96% of our January 2021 gross rent billings. We are continuing to monitor the potential impact of the COVID-19 pandemic, and restrictions intended to prevent its spread, on occupancy, rental rates and rent collections. Although we are and will continue to be actively engaged in rent collection efforts related to uncollected rent for such period, as well as working with certain tenants who have requested rent deferrals, we can provide no assurance that such efforts or our efforts in future periods will be successful, particularly in the event that the COVID-19 pandemic, and restrictions intended to prevent its spread, continue for a prolonged period. Refer to “Part I, Item IA. Risk Factors” included in this report for additional information about the potential impact of the COVID-19 pandemic, and restrictions intended to prevent its spread, on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders.

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

Base Rent

The timing of when we commence rental revenue recognition for office, life science and retail properties depends largely on our conclusion as to whether we are or the tenant is the owner for accounting purposes of tenant improvements at the leased property. When we conclude that we are the owner of tenant improvements for accounting purposes, we record the cost to construct the tenant improvements as an asset and commence rental revenue recognition when the tenant takes possession of or controls the finished space, which is generally when tenant improvements being recorded as our assets are substantially complete. In certain instances, when we conclude that the tenant is the owner of certain tenant improvements for accounting purposes, rental revenue recognition begins when the tenant takes possession or controls the physical use of the leased space, which may occur in phases or for an entire building or project. The determination of who owns the tenant improvements is made on a lease-by-lease basis and has a significant effect on the timing of commencement of revenue recognition.

The determination of whether we are or the tenant is the owner of tenant improvements for accounting purposes is subject to significant judgment. In making that determination, we consider numerous factors and perform a detailed evaluation of each individual lease. No one factor is determinative in reaching a conclusion. The factors we evaluate include but are not limited to the following:

•whether the lease agreement requires landlord approval of how the tenant improvement allowance is spent prior to installation of the tenant improvements;

•whether the lease agreement requires the tenant to provide evidence to the landlord supporting the cost and what the tenant improvement allowance was spent on prior to payment by the landlord for such tenant improvements;

•whether the tenant improvements are unique to the tenant or reusable by other tenants;

•whether the tenant is permitted to alter or remove the tenant improvements without the consent of the landlord or without compensating the landlord for any lost utility or diminution in fair value; and

•whether the ownership of the tenant improvements remains with the landlord or remains with the tenant at the end of the lease term.

When we conclude that we are the owner of tenant improvements for accounting purposes using the factors discussed above, we record the cost to construct the tenant improvements, including costs paid for or reimbursed by the tenants, as our capital asset. During the years ended December 31, 2020, 2019, and 2018, we capitalized $15.5 million, $12.0 million, and $22.5 million, respectively, of tenant-funded tenant improvements. The amount of tenant-funded tenant improvements recorded in any given year varies based upon the mix of specific leases executed and/or commenced during the reporting period. For these tenant-funded tenant improvements, we record the amount funded by or reimbursed by tenants as deferred revenue, which is amortized and recognized as rental income on a straight-line basis over the term of the related lease beginning upon substantial completion of the leased premises. The determination of who owns the tenant improvements has a significant impact on the amount of non-cash rental revenue that we record related to the amortization of deferred revenue for tenant-funded tenant improvements. For the years ended December 31, 2020, 2019, and 2018, we recognized $22.5 million, $19.2 million and $18.4 million, respectively, of non-cash rental revenue related to the amortization of deferred revenue recorded in connection with tenant-funded tenant improvements.

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

Calculating additional rent requires an in-depth analysis of the complex terms of each underlying lease. Examples of judgments and estimates used when determining the amounts recoverable include:

•estimating the final expenses, net of accruals, that are recoverable;

•estimating the fixed and variable components of operating expenses for each building;

•conforming recoverable expense pools to those used in establishing the base year or base allowance for the applicable underlying lease; and

•concluding whether an expense or capital expenditure is recoverable pursuant to the terms of the underlying lease.

During the year, we accrue estimated additional rent in the period in which the recoverable costs are incurred based on our best estimate of the amounts to be recovered. Throughout the year, we perform analyses to properly match additional rent with reimbursable costs incurred to date. Additionally, during the fourth quarter of each year, we perform preliminary reconciliations and accrue additional rent or refunds. Subsequent to year end, we perform final detailed reconciliations and analyses on a lease-by-lease basis and bill or refund each tenant for any cumulative annual adjustments in the first and second quarters of each year for the previous year’s activity. Our historical experience for the years ended December 31, 2019 and 2018 has been that our final reconciliation and billing process resulted in final amounts that approximated the total annual additional rent recognized.

Uncollectible Lease Receivables and Allowances for Tenant and Deferred Rent Receivables

We carry our current and deferred rent receivables net of allowances for amounts that may not be collected. Prior to the adoption of Topic 842 on January 1, 2019, the allowances were increased or decreased through provision for bad debts on our consolidated statements of operations. Upon the adoption of Topic 842 on January 1, 2019, the allowances are increased or decreased through rental income, and our determination of the adequacy of the Company’s allowances for tenant receivables includes a binary assessment of whether or not substantially all of the amounts due under a tenant’s lease agreement are probable of collection. Such assessment involves using a methodology that incorporates a specific identification analysis and an aging analysis and considers the current economic and business environment. This determination requires significant judgment and estimates about matters that are uncertain at the time the estimates are made, including the creditworthiness of specific tenants, specific industry trends and conditions, and general economic trends and conditions. Since these factors are beyond our control, actual results can differ from our estimates, and such differences could be material. For leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term. For leases that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received from the tenant, including deferred revenue, with any tenant and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in the collectability determination.

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

For the year ended December 31, 2020, we recorded a net reduction to rental revenues for direct write-offs associated with transitioning certain tenants to a cash basis of reporting and an allowance for uncollectible accounts for both current tenant receivables and deferred rent receivables of approximately 2.1% of total revenues. These amounts were primarily as a result of tenant creditworthiness considerations arising from the COVID-19 pandemic, and a portion may potentially be restored in future periods as circumstances warrant consistent with our accounting policies. For the year ended December 31, 2019, we recorded an increase to rental revenues for recoveries of prior year provision for bad debts, net of an allowance for uncollectible accounts for both current tenant receivables and deferred rent receivables, of approximately 0.3% of revenues. For the year ended December 31, 2018, we recorded a total allowance for uncollectible accounts for both current tenant receivables and deferred rent receivables of approximately 0.4% of total revenues. In the event our estimates were not accurate and we had to change our allowances by 1% of revenue from continuing operations, the potential impact to our net income available to common stockholders would be approximately $9.0 million, $8.4 million and $7.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Transaction costs associated with our acquisitions, including costs incurred during negotiation, are capitalized as part of the purchase price of the acquisition. During the years ended December 31, 2020, 2019 and 2018, we capitalized $0.3 million, $1.6 million, and $3.8 million, respectively, of acquisition costs.

Evaluation of Asset Impairment

We evaluate our real estate assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a given asset may not be recoverable. We evaluate our real estate assets for impairment on a property-by-property basis. Indicators we use to determine whether an impairment evaluation is necessary include:

•low occupancy levels, forecasted low occupancy levels or near term lease expirations at a specific property;

•current period operating or cash flow losses combined with a historical pattern or future projection of potential continued operating or cash flow losses at a specific property;

•deterioration in rental rates for a specific property as evidenced by sudden significant rental rate decreases or continuous rental rate decreases over numerous quarters, which could signal a continued decrease in future cash flow for that property;

•deterioration of a given rental submarket as evidenced by significant increases in market vacancy and/or negative absorption rates or continuous increases in market vacancy and/or negative absorption rates over numerous quarters, which could signal a decrease in future cash flow for properties within that submarket;

•significant increases in property sales yields, continuous increases in property sales yields over several quarters, or recent property sales at a loss within a given submarket, each of which could signal a decrease in the market value of properties;

•significant change in strategy or use of a specific property or any other event that could result in a decreased holding period, including classifying a property as held for sale, or significant development delay;

•evidence of material physical damage to the property; and

•default by a significant tenant when any of the other indicators above are present.

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

For each property where such an indicator occurred and/or for properties within a given submarket where such an indicator occurred, we completed an impairment evaluation. After completing this process, we determined that for each of the operating properties evaluated, undiscounted cash flows over the holding period were in excess of carrying value and, therefore, we did not record any impairment losses for these properties for the years ended December 31, 2020, 2019 and 2018.

Cost Capitalization and Depreciation

We capitalize costs associated with development and redevelopment activities, capital improvements, and tenant improvements, including internal compensation costs. For the years ended December 31, 2020, 2019 and 2018, we capitalized $21.8 million, $25.6 million and $24.2 million, respectively, of internal costs to our qualifying development projects. In addition, for development and redevelopment projects, we also capitalize the following costs during periods in which activities necessary to prepare the project for its intended use are in progress: interest costs based on the weighted average interest rate of our outstanding indebtedness for the period, real estate taxes and insurance.

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

Determining whether expenditures meet the criteria for capitalization and the assignment of depreciable lives requires management to exercise significant judgment. Expenditures that meet one or more of the following criteria generally qualify for capitalization:

•provide benefit in future periods;

•extend the useful life of the asset beyond our original estimates; and

•increase the quality of the asset beyond our original estimates.

Our historical experience has demonstrated that we have not had material write-offs of assets and that our depreciation and amortization estimates have been reasonable and appropriate.

Share-Based Incentive Compensation Accounting

At December 31, 2020, the Company had one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan, which is described more fully in Note 15 “Share-Based and Other Compensation” to our consolidated financial statements included in this report. The Executive Compensation Committee determines compensation for executive officers, as defined in Rule 16 under the Exchange Act. Compensation cost for all share-based awards, including options, requires an estimate of fair value on the grant date and compensation cost is recognized on a straight-line basis over the service vesting period, which represents the requisite service period. The grant date fair value for compensation programs that contain market conditions, like modifiers based on total stockholder return (a “market condition”), are performed using complex pricing valuation models that require the input of assumptions, including judgments to estimate expected stock price volatility, expected life, and forfeiture rate. Specifically, the grant date fair value of share-based compensation programs that include market conditions are calculated using a Monte Carlo simulation pricing model and the grant date fair value of stock option grants are calculated using the Black-Scholes valuation model. Additionally, certain of our market condition share-based compensation programs also contain pre-defined financial performance conditions, including FFO per share and debt to EBITDA ratio goals which can impact the number of restricted stock units ultimately earned. This variability relating to the level of the performance condition achieved requires management’s judgment and estimates, which impacts compensation cost recognized for these awards during the performance period. As of December 31, 2020, the performance condition for certain of our outstanding market condition share-based compensation programs has been met and compensation cost for these awards is no longer variable. For these awards, although the number of restricted stock units ultimately earned remains variable subject to the ultimate achievement level of the market condition, compensation cost is no longer variable for these awards as the market condition was already taken into consideration as part of the grant date fair value calculation. As of December 31, 2020, there are certain outstanding share-based compensation awards where the performance conditions have not all yet been met. For these awards, compensation cost and the number of restricted stock units ultimately earned remains variable and compensation cost for these awards is recorded based the estimated level of achievement of the performance conditions through the requisite service period. Changes to compensation cost resulting from changes in the estimated level of achievement of the performance conditions are recorded as cumulative adjustments in the period the change in the estimated level of achievement of the performance conditions is determined.

For the years ended December 31, 2020, 2019, and 2018 we recorded approximately $23.4 million, $18.1 million, and $23.5 million, respectively, of compensation cost related to programs that were subject to such valuation models. If the valuation of the grant date fair value for such programs changed by 10%, the potential impact to our net income available to common stockholders would be approximately $2.0 million, $1.6 million, and $2.0 million for the years ended December 31, 2020, 2019, and 2018, respectively.

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

We have a proactive planning process by which we continually evaluate the size, timing, costs and scope of our development program and, as necessary, scale activity to reflect the economic conditions and the real estate fundamentals that exist in our submarkets. We expect to execute on our development program with prudence and will be pursuing opportunities with attractive economic returns in strategic locations with proximity to public transportation or transportation access and retail amenities and in markets with strong fundamentals and visible demand. We plan to develop in phases, as appropriate, and we generally favor starting projects with pre-leasing activity.

The global impact of the COVID-19 pandemic continues to evolve rapidly and, as cases of the illness caused by the virus have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines and restrictions on travel. In addition, both states where we own properties and/or have development projects (i.e., California and Washington), have reacted to the COVID-19 pandemic by instituting quarantines, restrictions on travel, “shelter in place” rules, density limitations, social distancing measures, restrictions on types of business that may continue to operate and/or restrictions on types of construction projects that may continue, although, in certain cases, exceptions are available for essential retail, research and laboratory activities, essential building services, such as cleaning and maintenance, and certain essential construction projects. Our development portfolio was largely unaffected during the year ended December 31, 2020; however, the COVID-19 pandemic, and restrictions intended to prevent its spread, may cause delays or increase costs associated with building materials or construction services necessary for construction which could adversely impact our ability to continue or complete construction as planned, on budget or at all for our development projects, and may delay the start of construction on our future development pipeline projects. Refer to “Part I , Item IA. Risk Factors” included in this report for additional information about the potential impact of the COVID-19 pandemic, and restrictions intended to prevent its spread, on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders.

Stabilized Development Projects

During the year ended December 31, 2020, we added the following projects to our stabilized portfolio:

•The Exchange on 16th, Mission Bay, San Francisco, California. We commenced construction on this project in June 2015. This project totals approximately 750,370 gross rentable square feet consisting of 738,081 square feet of office space and 12,289 square feet of retail space at a total estimated investment of $585.0 million. The office space in the project is 100% leased to Dropbox, Inc. We completed construction and commenced revenue recognition on the first two phases comprising approximately 82% of the project in 2019 and on the final phase of the project during the three months ended March 31, 2020.

•One Paseo (Retail) - Del Mar, San Diego, California. We commenced construction on the retail component of this mixed-use project in December 2016, which is comprised of approximately 95,871 square feet of retail space with a total estimated investment of $100.0 million. At December 31, 2020, the retail space of the project was 100% leased and 92% occupied.

•Netflix // On Vine, Hollywood, California. We commenced construction on the office component of this mixed-use project in January 2018, which includes the project’s overall infrastructure and site work and approximately 361,388 square feet of office space for a total estimated investment of $300.0 million. The office space of this project is 100% leased to Netflix, Inc. We completed construction and commenced revenue recognition on the entirety of this project in the fourth quarter of 2020.

•One Paseo - Residential (Phases I, II, and III) - Del Mar, San Diego, California. We commenced construction on the residential component of this mixed-use project in December 2016. Phases I, II, and III are comprised of 237, 225 and 146 residential units, respectively. We completed Phase I during the third quarter of 2019, Phase II during the first quarter of 2020, and Phase III during the third quarter of 2020. The total estimated investment for all three phases of the residential component of the project is approximately $390.0 million. As of February 1, 2021, 78% of the Phase I units were leased, 52% of the Phase II units were leased, and 50% of the Phase III units were leased.

In-Process Development Projects - Tenant Improvement

As of December 31, 2020, the following projects were in the tenant improvement phase:

•333 Dexter, South Lake Union, Seattle, Washington. We commenced construction on this project in June 2017. This project encompasses approximately 635,000 square feet of office space at a total estimated investment of $410.0 million and 100% of the project is leased to a Fortune 50 publicly traded company. In June 2020, we completed construction and commenced revenue recognition on the first phase of the project, representing approximately 49% of the project. The remaining two phases are currently expected to reach stabilization in the second half of 2022.

•One Paseo (Office) - Del Mar, San Diego, California. We commenced construction on the office component of this project in December 2018, which encompasses 285,000 square feet of office space at a total estimated investment of $205.0 million. At December 31, 2020, the office component of the project was 93% leased. We completed construction in June 2020 and as of December 31, 2020, we have commenced revenue recognition on 188,880 square feet, representing approximately 66% of the project. We currently expect the project to reach stabilization in the third quarter of 2021.

•9455 Towne Centre Drive, University Towne Center, San Diego, California. In March 2019, we commenced construction on this project which totals approximately 160,000 square feet of office space at a total estimated investment of $105.0 million. The project is 100% leased to a Fortune 50 publicly traded company. We currently expect this project to reach stabilization in the first quarter of 2021.

In-Process Development Projects - Under Construction

As of December 31, 2020, we had three projects in our in-process development pipeline that were under construction:

•Kilroy Oyster Point (Phase I), South San Francisco, California. In March 2019, we commenced construction on Phase I of this 39-acre life science campus situated on the waterfront in South San Francisco. This first phase encompasses approximately 656,000 square feet of office space at a total estimated investment of $570.0 million and is 100% leased to two tenants. We currently expect this project to reach stabilization in the fourth quarter of 2021.

•Jardine (Living // On Vine), Hollywood, California. We commenced construction on this residential project in December 2018, which encompasses 193 residential units at a total estimated investment of $200.0 million. We currently expect this project to be completed in the first quarter of 2021.

•2100 Kettner, Little Italy, San Diego, California. We commenced construction on this project in September 2019. This project is comprised of approximately 200,000 square feet of office space for a total estimated investment of $140.0 million.

Future Development Pipeline

As of December 31, 2020, our future development pipeline included five future projects located in Greater Seattle, the San Francisco Bay Area and San Diego County with an aggregate cost basis of approximately $1.1 billion, at which we believe we could develop more than 6.0 million rentable square feet for a total estimated investment of approximately $5.0 billion to $7.0 billion, depending on successfully obtaining entitlements and market conditions.

The following table sets forth information about our future development pipeline.

Future Development Pipeline	Location	Approx. Developable Square Feet (1)	Total Costs as of 12/31/2020 ($ in millions)(2)

San Diego County
Santa Fe Summit – Phases II and III	56 Corridor	600,000 - 650,000	$81.6
Kilroy East Village	East Village	TBD	48.2
San Francisco Bay Area
Kilroy Oyster Point - Phases II - IV	South San Francisco	1,750,000 - 1,900,000	354.7
Flower Mart	SOMA	2,300,000	433.7
Greater Seattle
SIX0 - Office & Residential	Seattle CBD	TBD	145.8
TOTAL:			$1,064.0
________________________
(1)The developable square feet and scope of projects could change materially from estimated data provided due to one or more of the following: any significant changes in the economy, market conditions, our markets, tenant requirements and demands, construction costs, new supply, regulatory and entitlement processes or project design.
(2)Represents cash paid and costs incurred, including accrued liabilities in accordance with GAAP, as of December 31, 2020.

Fluctuations in our development activities could cause fluctuations in the average development asset balances qualifying for interest and other carrying cost and internal cost capitalization in future periods. During the years ended December 31, 2020 and 2019, we capitalized interest on in-process development projects and future development pipeline projects with an average aggregate cost basis of approximately $2.0 billion, as it was determined these projects qualified for interest and other carrying cost capitalization under GAAP. In the event of an extended cessation of development activities, such projects may potentially no longer qualify for capitalization of interest or other carrying costs. However, a cessation of development activities caused by events outside of our control, such as those as a result of government restrictions aimed at stopping the spread of COVID-19, would not impact our ability to capitalize interest and other carrying costs. For the years ended December 31, 2020 and 2019, we capitalized $79.6 million and $81.2 million, respectively, of interest to our qualifying development projects. For the years ended December 31, 2020 and 2019, we capitalized $21.8 million and $25.6 million, respectively, of internal costs to our qualifying redevelopment and development projects.

Capital Recycling Program

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

In connection with our capital recycling strategy, during 2020, we completed the sale of one office property to an unaffiliated third party for total gross sales proceeds of $75.9 million. During 2019, we completed the sale of two office properties to unaffiliated third parties for total gross sales proceeds of $133.8 million.

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

Acquisitions

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

We did not acquire any operating or development properties during the year ended December 31, 2020. During the year ended December 31, 2019, we acquired a 19-building creative office campus and two development sites in three transactions for a total cash purchase price of $359.0 million. We generally finance our acquisitions through proceeds from the issuance of debt and equity securities, borrowings under our unsecured revolving credit facility, proceeds from our capital recycling program, the assumption of existing debt and cash flows from operations.

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

Incentive Compensation

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

As of December 31, 2020, there was approximately $35.1 million of total unrecognized compensation cost related to outstanding nonvested shares of restricted common stock and RSUs issued under share-based compensation arrangements. Those costs are expected to be recognized over a weighted-average period of 1.4 years. The ultimate amount of compensation cost recognized related to outstanding nonvested RSUs issued under share-based compensation arrangements may vary for performance-based RSUs that are still in the performance period based on performance against applicable performance-based vesting goals. The $35.1 million of unrecognized compensation cost does not reflect the future compensation cost for any potential share-based awards that may be issued subsequent to December 31, 2020. Share-based compensation expense for potential future awards could be affected by our operating and development performance, financial results, stock price, performance against applicable performance-based vesting goals, market conditions and other factors. For additional information regarding our equity incentive awards, see Note 15 “Share-Based and Other Compensation” to our consolidated financial statements included in this report.

Information on Leases Commenced and Executed

Leasing Activity and Changes in Rental Rates. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following tables set forth certain information regarding leasing activity for our stabilized portfolio during the year ended December 31, 2020.

For Leases Commenced

	1st & 2nd Generation (1)(2)					2nd Generation (1)(2)
	Number of Leases (3)		Rentable Square Feet (3)		Retention Rates (4)	TI/LC per Sq. Ft. (5)	TI/LC per Sq. Ft. / Year	Changes in Rents (6)(7)	Changes in Cash Rents (8)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Year Ended December 31, 2020	46	34	816,300	484,771	31.6%	$53.94	$9.52	41.6%	20.0%	68

For Leases Executed (9)

	1st & 2nd Generation (1)(2)				2nd Generation (1)(2)
	Number of Leases (3)		Rentable Square Feet (3)		TI/LC per Sq. Ft. (5)	TI/LC Per Sq. Ft. / Year	Changes in Rents (6)(7)	Changes in Cash Rents (8)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Year Ended December 31, 2020	17	34	207,442	484,771	$43.85	$8.35	36.5%	18.4%	63
_____________________
(1)Includes 100% of consolidated property partnerships.
(2)First generation leasing includes space where we have made capital expenditures that result in additional revenue generated when the space is re-leased. Second generation leasing includes space where we have made capital expenditures to maintain the current market revenue stream.
(3)Represents leasing activity for leases that commenced or were signed during the period, including first and second generation space, net of month-to-month leases. Excludes leasing on new construction.
(4)Calculated as the percentage of space either renewed or expanded into by existing tenants or subtenants at lease expiration.
(5)Tenant improvements and leasing commissions per square foot exclude tenant-funded tenant improvements.
(6)Calculated as the change between GAAP rents for new/renewed leases and the expiring GAAP rents for the same space. Excludes leases for which the space was vacant longer than one year or vacant when the property was acquired.
(7)Excludes commenced and executed leases of approximately 615,639 and 61,445 rentable square feet, respectively, for the year ended December 31, 2020, for which the space was vacant longer than one year or being leased for the first time. Space vacant for more than one year is excluded from our change in rents calculations to provide a more meaningful market comparison.
(8)Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. Excludes leases for which the space was vacant longer than one year or vacant when the property was acquired.
(9)For the year ended December 31, 2020, 4 new leases totaling 105,103 rentable square feet were signed but not commenced as of December 31, 2020.

Our rental rates and occupancy are impacted by general economic conditions, including the pace of regional economic growth, access to capital, and potentially the current COVID-19 pandemic and restrictions intended to prevent its spread. Therefore, we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current market rates. In addition, due to the uncertainty of current market rents as a result of the COVID-19 pandemic and the impact it has had on recent transaction volume in our markets, we are currently unable to provide meaningful information on the weighted average cash rental rates for our total stabilized portfolio compared to current market rates at December 31, 2020. In addition, it is possible that the COVID-19 pandemic may have an adverse impact on our ability to renew leases or re-lease available space in our properties on favorable terms or at all in the future, including as a result of a deterioration in the economic and market conditions due to restrictions intended to prevent the spread of COVID-19. These restrictions and social distancing guidelines limited our ability to physically show space to prospective tenants and impeded initiating new and progressing active leasing transactions. While we do not believe that our development leasing and ability to renew leases scheduled to expire has been significantly impacted by the COVID-19 pandemic, we do believe that the impact of the restrictions and social distancing guidelines and the economic uncertainty caused by the COVID-19 pandemic has impacted the timing and volume of leasing and may continue to do so in the future. Additionally, decreased demand, increased competition (including sublease space available from our tenants) and other negative trends or unforeseeable events that impair our ability to timely renew or re-lease space could have further negative effects on our future financial condition, results of operations, and cash flows.

Scheduled Lease Expirations. The following tables set forth certain information regarding our lease expirations for our stabilized portfolio for the next five years and by region for the next two years.

Lease Expirations (1)

Year of Lease Expiration	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (2)(3)	% of Total Annualized Base Rent (2)	Annualized Base Rent per Sq. Ft. (2)
2021 (4)	70	582,179	4.4%	$25,788	3.6%	$44.30
2022 (4)	72	865,679	6.6%	37,112	5.2%	42.87
2023	77	1,198,043	9.1%	63,426	8.9%	52.94
2024	58	978,481	7.5%	48,005	6.8%	49.06
2025	53	672,538	5.1%	32,050	4.5%	47.66
Total	330	4,296,920	32.7%	$206,381	29.0%	$48.03

Year	Region	# of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (2)(3)	% of Total Annualized Base Rent (2)	Annualized Rent per Sq. Ft. (2)
2021 (4)	Greater Los Angeles	45	236,882	1.8%	$9,647	1.4%	$40.72
	San Diego County	14	101,979	0.8%	3,788	0.5%	37.14
	San Francisco Bay Area	9	239,351	1.8%	12,202	1.7%	50.98
	Greater Seattle	2	3,967	—%	151	—%	38.06
	Total	70	582,179	4.4%	$25,788	3.6%	$44.30

2022 (4)	Greater Los Angeles	49	480,088	3.7%	$21,084	3.0%	$43.92
	San Diego County	8	204,237	1.5%	6,991	1.0%	34.23
	San Francisco Bay Area	6	115,448	0.9%	6,559	0.9%	56.81
	Greater Seattle	9	65,906	0.5%	2,478	0.3%	37.60
	Total	72	865,679	6.6%	$37,112	5.2%	$42.87
_____________________
(1)    For leases that have been renewed early with existing tenants, the expiration date and annualized base rent information presented takes into consideration the renewed lease terms. Excludes leases not commenced as of December 31, 2020, space leased under month-to-month leases, storage leases, vacant space and future lease renewal options not executed as of December 31, 2020.
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
(4)    Adjusting for leases executed as of December 31, 2020 but not yet commenced, the 2021 and 2022 expirations would be reduced by 121,554 and 38,806 square feet, respectively.

In addition to the 1.3 million rentable square feet, or 8.8%, of currently available space in our stabilized portfolio, leases representing approximately 4.4% and 6.6% of the occupied square footage of our stabilized portfolio are scheduled to expire during 2021 and 2022, respectively. The leases scheduled to expire in 2021 and

2022 represent approximately 1.4 million rentable square feet, or 8.8%, of our total annualized base rental revenue. Adjusting for leases executed as of December 31, 2020 but not yet commenced, the remaining 2021 and 2022 expirations would be 460,625 and 826,873 square feet, respectively.

Sublease Space. Of our leased space as of December 31, 2020, approximately 1.4 million rentable square feet, or 9.2% of the square footage in our stabilized portfolio, was available for sublease, primarily in the San Francisco Bay Area and Greater Seattle regions. Of the 9.2% of available sublease space in our stabilized portfolio as of December 31, 2020, approximately 7.0% was vacant space, and the remaining 2.2% was occupied. Of the approximately 1.4 million rentable square feet available for sublease as of December 31, 2020, approximately 21,124 rentable square feet representing eight leases are scheduled to expire in 2021, and approximately 79,232 rentable square feet representing ten leases are scheduled to expire in 2022.

Stabilized Portfolio Information

As of December 31, 2020, our stabilized portfolio was comprised of 117 office properties encompassing an aggregate of approximately 14.6 million rentable square feet and 808 residential units. Our stabilized portfolio includes all of our properties with the exception of development and redevelopment properties currently committed for construction, under construction or in the tenant improvement phase, undeveloped land and real estate assets held for sale. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We define properties in the tenant improvement phase as office and life science properties that we are developing or redeveloping where the project has reached cold shell condition and is ready for tenant improvements, which may require additional major base building construction before being placed in service. Projects in the tenant improvement phase are added to our stabilized portfolio once the project reaches the earlier of 95% occupancy or one year from the date of the cessation of major base building construction activities. Costs capitalized to construction in progress for development and redevelopment properties are transferred to land and improvements, buildings and improvements, and deferred leasing costs on our consolidated balance sheets as the historical cost of the property as the projects or phases of projects are placed in service.

We did not have any redevelopment or held for sale properties at December 31, 2020. Our stabilized portfolio also excludes our future development pipeline, which as of December 31, 2020 was comprised of five potential development sites, representing approximately 61 gross acres of undeveloped land on which we believe we have the potential to develop more than 6.0 million rentable square feet, depending upon economic conditions.

As of December 31, 2020, the following properties were excluded from our stabilized portfolio:

	Number of Properties/Projects	Estimated Rentable Square Feet (1)
In-process development projects - tenant improvement	3	1,080,000
In-process development projects - under construction (2)	3	856,000
________________________
(1)Estimated rentable square feet upon completion.
(2)In addition to the estimated office and life science rentable square feet noted above, development projects under construction also include 193 residential units.

The following table reconciles the changes in the rentable square feet in our stabilized office portfolio of operating properties from December 31, 2019 to December 31, 2020:

	Number of Buildings	Rentable Square Feet
Total as of December 31, 2019	112	13,475,795
Completed development properties placed in-service	6	1,207,629
Dispositions	(1)	(87,147)
Remeasurement	—	23,889
Total as of December 31, 2020 (1)	117	14,620,166
________________________
(1)Includes four properties owned by consolidated property partnerships (see Note 2 “Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included in this report for additional information).

Occupancy Information

The following table sets forth certain information regarding our stabilized portfolio:

Stabilized Portfolio Occupancy

Region	Number of Buildings	Rentable Square Feet	Occupancy at (1)
			12/31/2020	12/31/2019	12/31/2018
Greater Los Angeles	55	4,395,556	88.1%	95.2%	95.1%
Orange County	—	—	N/A	N/A	89.6%
San Diego County	22	2,146,706	85.2%	89.7%	89.3%
San Francisco Bay Area	32	6,276,114	94.5%	95.0%	96.4%
Greater Seattle	8	1,801,790	94.7%	97.7%	93.6%
Total Stabilized Office Portfolio	117	14,620,166	91.2%	94.6%	94.4%

	Average Occupancy
	Year Ended December 31,
	2020	2019
Stabilized Office Portfolio (1)	92.6%	93.3%
Same Store Portfolio (2)	92.2%	93.5%
Residential Portfolio (3)	72.0%	82.4%
_____________________
(1)    Occupancy percentages reported are based on our stabilized office portfolio as of the end of the period presented and exclude occupancy percentages of properties held for sale. Represents physical and economic occupancy.
(2)    Occupancy percentages reported are based on office properties owned and stabilized as of January 1, 2019 and still owned and stabilized as of December 31, 2020. See discussion under “Results of Operations” for additional information.
(3)    At Our residential portfolio consists of our 200-unit residential tower located in Hollywood, California and 608 residential units at our One Paseo mixed-use project in Del Mar, California.

Results of Operations

Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019

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

Management further evaluates Net Operating Income by evaluating the performance from the following property groups:

•Same Store Properties – includes the consolidated results of all of the office properties that were owned and included in our stabilized portfolio for two comparable reporting periods, i.e., owned and included in our stabilized portfolio as of January 1, 2019 and still owned and included in the stabilized portfolio as of December 31, 2020, including our residential tower in Hollywood, California;

•Development Properties – includes the results generated by certain of our in-process development projects, expenses for certain of our future development projects and the results generated by the following stabilized development properties:
◦One office development project that was added to the stabilized portfolio in the second quarter of 2019;
◦One office development project that was added to the stabilized portfolio in the first quarter of 2020;
◦One retail development project that was added to the stabilized portfolio in the first quarter of 2020;
◦One office development project that was added to the stabilized portfolio in the fourth quarter of 2020; and
◦608 residential units at our One Paseo mixed-use project in Del Mar, California that were added to the stabilized portfolio in the third quarter of 2020.

•Acquisition Properties – includes the results, from the dates of acquisition through the periods presented, for the 19-building creative office campus we acquired during 2019; and
•Disposition Properties – includes the results of the one property disposed of in the second quarter of 2019, the one property disposed of in the fourth quarter of 2019, and the one property disposed of in the fourth quarter of 2020.

The following table sets forth certain information regarding the property groups within our stabilized office portfolio as of December 31, 2020.

Group	# of Buildings	Rentable Square Feet
Same Store Properties	91	12,866,289
Stabilized Development Properties (1)	7	1,601,969
Acquisition Properties	19	151,908
Total Stabilized Portfolio	117	14,620,166
________________________
(1)Excludes development projects in the tenant improvement phase, our in-process development projects and future development projects.

The following table summarizes our Net Operating Income, as defined, for our total portfolio for the years ended December 31, 2020 and 2019.

	Year Ended December 31,		Dollar Change	Percentage Change
	2020	2019
	($ in thousands)
Reconciliation of Net Income Available to Common Stockholders to Net Operating Income, as defined:
Net Income Available to Common Stockholders	$187,105	$195,443	$(8,338)	(4.3)%
Net income attributable to noncontrolling common units of the Operating Partnership	2,869	3,766	(897)	(23.8)
Net income attributable to noncontrolling interests in consolidated property partnerships	17,319	16,020	1,299	8.1
Net income	$207,293	$215,229	$(7,936)	(3.7)%
Unallocated expense (income):
General and administrative expenses	99,264	88,139	11,125	12.6
Leasing costs	4,493	7,615	(3,122)	(41.0)
Depreciation and amortization	299,308	273,130	26,178	9.6
Interest income and other net investment gain	(3,424)	(4,641)	1,217	(26.2)
Interest expense	70,772	48,537	22,235	45.8
Gains on sales of depreciable operating properties	(35,536)	(36,802)	1,266	(3.4)
Net Operating Income, as defined	$642,170	$591,207	$50,963	8.6%

The following tables summarize our Net Operating Income, as defined, for our total portfolio for the years ended December 31, 2020 and 2019.

	Year Ended December 31,
	2020					2019
	Same Store	Develop-ment	Acquisition	Disposi-tion	Total	Same Store	Develop-ment	Acquisition	Disposi-tion	Total
	(in thousands)
Operating revenues:
Rental income	$731,255	$143,400	$12,595	$5,056	$892,306	$746,823	$62,547	$3,643	$13,459	$826,472
Other property income	5,088	916	87	—	6,091	9,050	1,316	37	579	10,982
Total	736,343	144,316	12,682	5,056	898,397	755,873	63,863	3,680	14,038	837,454
Property and related expenses:
Property expenses	132,950	20,377	1,443	348	155,118	146,602	10,236	367	2,832	160,037
Real estate taxes	68,687	21,090	1,884	557	92,218	66,866	9,279	370	1,582	78,097
Ground leases	7,959	—	932	—	8,891	7,953	—	160	—	8,113
Total	209,596	41,467	4,259	905	256,227	221,421	19,515	897	4,414	246,247
Net Operating Income, as defined	$526,747	$102,849	$8,423	$4,151	$642,170	$534,452	$44,348	$2,783	$9,624	$591,207

	Year Ended December 31, 2020 as compared to the Year Ended December 31, 2019
	Same Store		Development		Acquisition		Disposition		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income	$(15,568)	(2.1)%	$80,853	129.3%	$8,952	245.7%	$(8,403)	(62.4)%	$65,834	8.0%
Other property income	(3,962)	(43.8)	(400)	(30.4)	50	135.1	(579)	(100.0)	(4,891)	(44.5)
Total	(19,530)	(2.6)	80,453	126.0	9,002	244.6	(8,982)	(64.0)	60,943	7.3
Property and related expenses:
Property expenses	(13,652)	(9.3)	10,141	99.1	1,076	293.2	(2,484)	(87.7)	(4,919)	(3.1)
Real estate taxes	1,821	2.7	11,811	127.3	1,514	409.2	(1,025)	(64.8)	14,121	18.1
Ground leases	6	0.1	—	—	772	482.5	—	—	778	9.6
Total	(11,825)	(5.3)	21,952	112.5	3,362	374.8	(3,509)	(79.5)	9,980	4.1
Net Operating Income, as defined	$(7,705)	(1.4)%	$58,501	131.9%	$5,640	202.7%	$(5,473)	(56.9)%	$50,963	8.6%

Net Operating Income increased $51.0 million, or 8.6%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019 primarily resulting from:

•A decrease of $7.7 million attributable to the Same Store Properties which was driven by the following activity:

•A decrease in total operating revenues of $19.5 million, or 2.6%, primarily due to the following:

◦$27.2 million decrease due to the impact of COVID-19, comprised of:

◦$15.9 million decrease primarily due to charges against rental income due to tenant creditworthiness considerations and abatements provided to tenants;

◦$8.1 million decrease due to lower parking income, of which $4.1 million relates to a reduction in the number of monthly parking spaces rented as a result of COVID-19 stay-at-home orders and $4.0 million relates to lower transient and special event parking income at a number of properties in the San Francisco Bay Area, Greater Seattle and Greater Los Angeles regions. We expect daily, special event and transient parking to be impacted while restrictions intended to prevent the spread of COVID-19 are in effect; and

◦$3.2 million decrease due to lower reimbursable operating expenses;

◦$8.9 million decrease primarily due to early lease termination fees received in 2019 for two tenants in the San Francisco Bay Area;

◦$4.2 million net decrease primarily related to the improved credit quality of a tenant in 2019 for which the Company recorded a bad debt reserve in 2018;

◦$6.3 million decrease due to lower occupancy primarily in the Greater Los Angeles and San Diego County regions; and

◦$2.9 million decrease in the tenant reimbursement component of rental income primarily due to a tenant in the San Francisco Bay Area’s change from a triple net lease to a modified net lease, resulting in payment of expenses directly to vendors, and new tenants with 2020 base years; partially offset by

◦$30.3 million increase from new leases and renewals at higher rates at various properties across the portfolio;

•A decrease in property and related expenses of $11.8 million primarily due to a decrease in reimbursable expenses such as utilities, parking, janitorial, security, and various other recurring expenses due to several tenants implementing work from home policies due to the COVID-19 pandemic. We anticipate lower reimbursable property expenses and corresponding tenant recoveries as a result of lower usage of our buildings by tenants while restrictions intended to prevent the spread of COVID-19 are in effect;

•An increase of $58.5 million attributable to the Development Properties; and

•An increase of $5.6 million attributable to the Acquisition Properties; partially offset by

•A decrease of $5.5 million attributable to the Disposition Properties.

Other Expenses and Income

General and Administrative Expenses

General and administrative expenses increased by approximately $11.1 million, or 12.6%, for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to the following:

•An increase of $10.7 million primarily due to increased severance costs in 2020 related to the departure of an executive officer and certain other employees, net of lower incentive compensation accruals; and

•An increase of $6.9 million primarily due to political contributions for statewide ballot measures; partially offset by

•A decrease of $4.0 million due to cost-cutting measures as a result of COVID-19, as well as lower acquisition activity; and

•A decrease of $2.5 million primarily due to the settlement of a previously disclosed litigation matter.

Leasing Costs

Leasing costs decreased by $3.1 million, or 41.0%, for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to a lower level of leasing activity during the year ended December 31, 2020 as a result of the COVID-19 pandemic. See the “Factors that May Influence Future Results of Operations – Information on Leases Commenced and Executed” and “Liquidity and Capital Resources of the Operating Partnership – Liquidity Uses” sections for further information.

Depreciation and Amortization

Depreciation and amortization increased by approximately $26.2 million, or 9.6%, for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to the following:

•A decrease of $5.7 million attributable to the Same Store Properties primarily due to write-offs related to early lease terminations and assets that became fully amortized in 2019; partially offset by

•An increase of $28.8 million attributable to the Development Properties;

•An increase of $6.3 million attributable to the Acquisition Properties; and

•A decrease of $3.2 million attributable to the Disposition Properties.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts/premiums and deferred financing cost amortization and capitalized interest, including capitalized debt discounts/premiums and deferred financing cost amortization for the years ended December 31, 2020 and 2019.

	Year Ended December 31,		Dollar Change	Percentage Change
	2020	2019
	($ in thousands)
Gross interest expense	$150,325	$129,778	$20,547	15.8%
Capitalized interest and deferred financing costs	(79,553)	(81,241)	1,688	(2.1)
Interest expense	$70,772	$48,537	$22,235	45.8%

Gross interest expense, before the effect of capitalized interest and deferred financing costs, increased $20.5 million, or 15.8%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019, primarily due to an increase in the average outstanding debt balance for the year ended December 31, 2020.

Capitalized interest and deferred financing costs decreased $1.7 million, or 2.1%, for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily attributable to a decrease in the weighted average interest rate during 2020. During both years ended December 31, 2020 and 2019, we capitalized interest on in-process development projects and future development pipeline projects with an average aggregate cost basis of approximately $2.0 billion. In the event of an extended cessation of development activities to get any of these projects ready for its intended use, such projects could potentially no longer qualify for capitalization of interest or other carrying costs. However, a cessation of development activities caused by events outside of our control, such as those as a result of government restrictions aimed at stopping the spread of COVID-19, would not impact our ability to capitalize interest and other carrying costs. Refer to “Part I, Item IA. Risk Factors” included in this report for additional information about the potential impact of the COVID-19 pandemic, and restrictions intended to prevents its spread, on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders.

Net income attributable to noncontrolling interests in consolidated property partnerships

Net income attributable to noncontrolling interests in consolidated property partnerships increased $1.3 million, or 8.1%, for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to a new lease at a higher rate at one property held in a property partnership in 2020 partially offset by charges related to the creditworthiness of certain tenants. The amounts reported for the years ended December 31, 2020 and 2019 are comprised of the noncontrolling interest’s share of net income for 100 First Member, LLC (“100 First LLC”) and 303 Second Street Member, LLC (“303 Second LLC”) and the noncontrolling interest’s share of net income for Redwood LLC. See Note 11 “Noncontrolling Interests on the Company’s Consolidated Financial Statements” to our consolidated financial statements included in this report for additional information.

Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018

Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations –Results of Operations” in our Form 10-K for the year ended December 31, 2019 for a discussion of the year ended December 31, 2019 compared to the year ended December 31, 2018.

Liquidity and Capital Resources of the Company

In this “Liquidity and Capital Resources of the Company” section, the term the “Company” refers only to Kilroy Realty Corporation on an unconsolidated basis and excludes the Operating Partnership and all other subsidiaries.

The Company’s business is operated primarily through the Operating Partnership. Distributions from the Operating Partnership are the Company’s primary source of capital. The Company believes the Operating Partnership’s sources of working capital, specifically its cash flow from operations and borrowings available under its unsecured revolving credit facility and funds from its capital recycling program, including strategic ventures, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its common stockholders for the next twelve months. Cash flows from operating activities generated by the Operating Partnership for the year ended December 31, 2020 were sufficient to cover the Company’s payment of cash dividends to its stockholders. However, there can be no assurance that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distributions to the Company. The unavailability of capital could adversely affect the Operating Partnership’s ability to make distributions to the Company, which would in turn, adversely affect the Company’s ability to pay cash dividends to its stockholders.

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

COVID-19 Liquidity Highlights

As of the date of this report, we have no material debt maturities prior to July 2022, at which time our revolving credit facility matures. As of February 10, 2021, we had approximately $715 million in cash and cash equivalents, with an additional $750.0 million available under our unsecured revolving credit facility, as a result of settling various forward equity sale agreements and the completion of a private placement of $350.0 million in unsecured senior notes and a public offering of $425.0 million in green unsecured senior notes during the year ended December 31, 2020. We believe that this available liquidity makes us well positioned to navigate uncertainty resulting from the COVID-19 pandemic. In addition, as discussed above, the Company is a well-known seasoned issuer and has historically been able to raise capital on a timely basis in the public markets, as well as the private markets, as demonstrated by the transactions listed above. Any future financings, however, will depend on market conditions for capital raises and for the investment of any proceeds and there can be no assurances that we will successfully obtain such financings.

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

The Company intends to continue to make, but has not committed to make, regular quarterly cash distributions to common stockholders, and through the Operating Partnership, common unitholders from the Operating Partnership’s cash flow from operating activities. All such distributions are at the discretion of the Board of Directors. In 2020, the Company’s distributions exceeded 100% of its taxable income, resulting in a return of capital to its stockholders. As the Company intends to maintain distributions at a level sufficient to meet the REIT distribution requirements and minimize its obligation to pay income and excise taxes, it will continue to evaluate whether the current levels of distribution are appropriate to do so for 2021. In addition, in the event the Company is unable to identify and complete the acquisition of suitable replacement properties to effect Section 1031 Exchanges or is unable to successfully complete Section 1031 Exchanges to defer some or all of the taxable gains related to property dispositions as a result of the COVID-19 pandemic or any other reason, the Company may elect to distribute a special dividend to its common stockholders and common unitholders in order to minimize or eliminate income taxes on such gains. The Company considers market factors and its performance in addition to REIT requirements in determining its distribution levels. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which is consistent with the Company’s intention to maintain its qualification as a REIT. Such investments may include, for example, obligations of the Government National Mortgage Association, other governmental agency securities, certificates of deposit, and interest-bearing bank deposits.

On December 10, 2020, the Board of Directors declared a regular quarterly cash dividend of $0.50 per share of common stock. The regular quarterly cash dividend is payable to stockholders of record on December 31, 2020 and a corresponding cash distribution of $0.50 per Operating Partnership units is payable to holders of the Operating Partnership’s common limited partnership interests of record on December 31, 2020, including those owned by the Company. The total cash quarterly dividends and distributions paid on January 15, 2021 were $58.6 million.

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

Capitalization

As of December 31, 2020, our total debt as a percentage of total market capitalization was 37.0%, which was calculated based on the closing price per share of the Company’s common stock of $57.40 on December 31, 2020 as shown in the following table:

	Shares/Units at December 31, 2020	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
	($ in thousands)
Debt: (1)(2)
Unsecured Senior Notes due 2023		$300,000	2.8%
Unsecured Senior Notes due 2024		425,000	4.0%
Unsecured Senior Notes due 2025		400,000	3.8%
Unsecured Senior Notes Series A & B due 2026		250,000	2.3%
Unsecured Senior Notes due 2028		400,000	3.8%
Unsecured Senior Notes due 2029		400,000	3.8%
Unsecured Senior Notes Series A & B due 2027 & 2029		250,000	2.3%
Unsecured Senior Notes due 2030		500,000	4.6%
Unsecured Senior Notes due 2031		350,000	3.3%
Unsecured Senior Notes due 2032		425,000	4.0%
Secured debt		254,365	2.3%
Total debt		3,954,365	37.0%
Equity and Noncontrolling Interests in the Operating Partnership: (3)
Common limited partnership units outstanding (4)	1,150,574	66,043	0.6%
Shares of common stock outstanding	116,035,827	6,660,456	62.4%
Total Equity and Noncontrolling Interests in the Operating Partnership		6,726,499	63.0%
Total Market Capitalization		$10,680,864	100.0%
_____________________
(1)Represents gross aggregate principal amount due at maturity before the effect of the following at December 31, 2020: $22.4 million of unamortized deferred financing costs on the unsecured senior notes and secured debt and $8.3 million of unamortized discounts for the unsecured senior notes.
(2)As of December 31, 2020, there was no outstanding balance on the unsecured revolving credit facility. During the year ended December 31, 2020, we fully repaid the $150.0 million unsecured term loan facility.
(3)Value based on closing price per share of our common stock of $57.40 as of December 31, 2020.
(4)Includes common units of the Operating Partnership not owned by the Company; does not include noncontrolling interests in consolidated property partnerships.

Liquidity and Capital Resources of the Operating Partnership

In this “Liquidity and Capital Resources of the Operating Partnership” section, the terms “we,” “our,” and “us” refer to the Operating Partnership or the Operating Partnership and the Company together, as the context requires.

General

Our primary liquidity sources and uses are as follows:

Liquidity Sources

•Net cash flow from operations;
•Borrowings under the Operating Partnership’s unsecured revolving credit facility;
•Proceeds from our capital recycling program, including the disposition of assets and the formation of strategic ventures;
•Proceeds from additional secured or unsecured debt financings; and
•Proceeds from public or private issuance of debt, equity or preferred equity securities.

Liquidity Uses

•Development and redevelopment costs;
•Operating property or undeveloped land acquisitions;
•Property operating and corporate expenses;
•Capital expenditures, tenant improvement and leasing costs;
•Debt service and principal payments, including debt maturities;
•Distributions to common security holders;
•Repurchases and redemptions of outstanding common stock of the Company; and
•Outstanding debt repurchases, redemptions and repayments.

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

2020 Capital and Financing Transactions

We continue to be active in the capital markets and our capital recycling program to finance potential acquisitions and our development activity, as well as our continued desire to extend our debt maturities. This was primarily a result of the following activity:

Capital Recycling Program

•During the year ended December 31, 2020, we completed the sale of one office building to an unaffiliated third party for gross sales proceeds totaling approximately $75.9 million.

    Capital Markets / Debt Transactions

•In addition to obtaining funding from our capital recycling program during 2020, we successfully completed the following financing and capital raising activities to fund our continued growth. We continued to strengthen our balance sheet and lower our overall cost of capital.

•Entered into and physically settled forward equity sale agreements with certain financial institutions acting as forward purchasers in connection with an offering of 5,750,000 shares of common stock at an initial offering price of $494.5 million, or $86.00 per share, before underwriting discounts, commissions and offering expenses. Upon settlement, the Company issued 5,750,000 shares of common stock for net proceeds of $474.9 million;

•Physically settled all forward equity sale agreements entered into in 2019. Upon settlement, the Company issued 3,147,110 shares of common stock for net proceeds of $247.3 million;

•Entered into a Note Purchase Agreement in connection with the issuance and sale of $350.0 million principal amount of 10-year 4.270% unsecured senior notes due January 2031 pursuant to a private placement; and

•Issued $425.0 million aggregate principal amount of 12-year 2.500% green unsecured senior notes due November 2032 in a registered public offering.

Liquidity Sources

Unsecured Revolving Credit Facility and Term Loan Facility

The following table summarizes the balance and terms of our unsecured revolving credit facility as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
	(in thousands)
Outstanding borrowings	$—	$245,000
Remaining borrowing capacity	750,000	505,000
Total borrowing capacity (1)	$750,000	$750,000
Interest rate (2)	1.14%	2.76%
Facility fee-annual rate (3)	0.200%
Maturity date	July 2022

______________________
(1)We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $600.0 million under an accordion feature under the terms of the unsecured revolving credit facility and unsecured term loan facility.
(2)Our unsecured revolving credit facility interest rate was calculated based on the contractual rate of LIBOR plus 1.000% as of December 31, 2020 and 2019, respectively.
(3)Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of December 31, 2020 and 2019, $2.1 million and $3.4 million of unamortized deferred financing costs, respectively, which are included in prepaid expenses and other assets, net on our consolidated balance sheets, remained to be amortized through the maturity date of our unsecured revolving credit facility.

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
________________________
(1)As of December 31, 2019, $0.7 million of unamortized deferred financing costs, remained to be amortized through the maturity date of our unsecured term loan facility.
(2)Our unsecured term loan facility interest rate was calculated based on the contractual rate of LIBOR plus 1.100% as of December 31, 2019.

Capital Recycling Program

As discussed in the section “Factors That May Influence Future Results of Operations - Capital Recycling Program,” we continuously evaluate opportunities for the potential disposition of properties and undeveloped land in our portfolio or the formation of strategic ventures with the intent of recycling the proceeds generated from the disposition of less strategic or non-core assets into capital used to finance development expenditures, to fund new acquisitions, to repay long-term debt and for other general corporate purposes. As part of this strategy, we attempt to enter into Section 1031 Exchanges, when possible, to defer some or all of the taxable gains on the sales, if any, for federal and state income tax purposes.

In connection with our capital recycling strategy, through December 31, 2020, we completed the sale of one property to an unaffiliated third party for gross sales proceeds totaling approximately $75.9 million. During 2019, we completed the sale of two properties to unaffiliated third parties for total gross sales proceeds totaling approximately $133.8 million. See “—Factors that May Influence Future Operations” and Note 4 “Dispositions” to our consolidated financial statements included in this report for additional information.

Any potential future disposition transactions and the timing of any potential future capital recycling transactions will depend on market conditions and other factors including but not limited to our capital needs, the availability of financing for potential buyers (which has been and may continue to be constrained for some potential buyers due to the ongoing COVID-19 pandemic’s impact on economic and market conditions, including the financial markets), and our ability to defer some or all of the taxable gains on the sales. In addition, we cannot assure you that we will dispose of any additional properties or that we will be able to identify and complete the acquisitions of suitable replacement properties to effect Section 1031 Exchanges to defer some or all of the taxable gains related to our capital recycling program. In the event we are unable to complete dispositions as planned, we may raise capital through other sources of liquidity including our available unsecured revolving credit facility or the public or private issuance of unsecured debt.

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

At-The-Market Stock Offering Program

Under our current at-the-market program, which commenced June 2018, we may offer and sell shares of our common stock with an aggregate gross sales price of up to $500.0 million from time to time in “at-the-market” offerings. In connection with the at-the-market program, the Company may enter into forward equity sale agreements whereby, at our discretion, the forward purchasers may borrow and sell shares of our common stock under our at-the-market program (see “Note 13. Stockholders’ Equity of the Company” to our consolidated financial statements included in this report for additional information).

During the year ended December 31, 2019, we executed various 12-month forward equity sale agreements under our at-the-market program with financial institutions acting as forward purchasers to sell 3,147,110 shares of common stock at a weighted average sales price of $80.08 per share before underwriting discounts, commissions and offering expenses.

In March 2020, we physically settled all forward equity sale agreements entered into in 2019. Upon settlement, the Company issued 3,147,110 shares of common stock for net proceeds of $247.3 million and contributed the net proceeds to the Operating Partnership in exchange for an equal number of units in the Operating Partnership. We did not enter into any forward equity sale agreements under our at-the-market program during the year ended December 31, 2020.

Since commencement of our current at-the-market program, we have completed sales of 3,594,576 shares of common stock through December 31, 2020. As of December 31, 2020, we may offer and sell shares of our common stock having an aggregate gross sales price up to approximately $214.2 million under this program.

The company did not complete any direct sales of common stock under the program during the years ended December 31, 2020 or 2019. The following table sets forth information regarding settlements of forward equity sale agreements for the year ended December 31, 2020. The Company did not settle any forward equity sale agreements during the year ended December 31, 2020.

Year Ended December 31, 2020
(in millions, except share and per share data)
Shares of common stock settled during the year	3,147,110
Weighted average price per share of common stock	$80.08
Aggregate gross proceeds	$252.0
Aggregate net proceeds after selling commissions	$247.3

The proceeds from sales were used to fund development expenditures, and general corporate purposes. Actual future sales will depend upon a variety of factors, including, but not limited to market conditions, the trading price of the Company’s common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

Shelf Registration Statement

The Company is a well-known seasoned issuer and the Company and the Operating Partnership have an effective shelf registration statement that provides for the public offering and sale from time to time by the Company of its preferred stock, common stock, depository shares and guarantees of debt securities and by the Operating Partnership of its debt securities, in each case in unlimited amounts. The Company evaluates the capital markets on an ongoing basis for opportunities to raise capital, and, as circumstances warrant, the Company and the Operating Partnership may issue securities of all of these types in one or more offerings at any time and from time to time on an opportunistic basis, depending upon, among other things, market conditions, available pricing and capital needs. During the year ended December 31, 2020, the Company’s stock price ranged from $46.46 to $88.28, a 90% swing, as a result of COVID-19 and the resultant impact on the capital markets and economy. If current conditions continue for an extended period of time, capital raising could be more challenging than under conditions prior to COVID-19. When the Company receives proceeds from the sales of its preferred or common stock, it generally contributes the net proceeds from those sales to the Operating Partnership in exchange for corresponding preferred or common partnership units of the Operating Partnership. The Operating Partnership may use these proceeds and proceeds from the sale of its debt securities to repay debt, including borrowings under its unsecured revolving credit facility, to develop new or existing properties, to make acquisitions of properties or portfolios of properties, or for general corporate purposes.

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

Unsecured Senior Notes - Private Placement

In April 2020, the Operating Partnership entered into a Note Purchase Agreement in connection with the issuance and sale of $350.0 million principal amount of the Operating Partnership's 4.270% Senior Notes due January 31, 2031 (the “Notes”), pursuant to a private placement. The Notes mature on their due date, unless earlier redeemed or prepaid pursuant to the terms of the Note Purchase Agreement. Interest on the Notes is payable semi-annually in arrears on April 18 and October 18 of each year beginning October 18, 2020.

Unsecured and Secured Debt

The aggregate principal amount of the unsecured and secured debt of the Operating Partnership outstanding as of December 31, 2020 was as follows:

Aggregate Principal Amount Outstanding
(in thousands)
Unsecured Senior Notes due 2023	$300,000
Unsecured Senior Notes due 2024	425,000
Unsecured Senior Notes due 2025	400,000
Unsecured Senior Notes Series A & B due 2026	250,000
Unsecured Senior Notes due 2028	400,000
Unsecured Senior Notes due 2029	400,000
Unsecured Senior Notes Series A & B due 2027 & 2029	250,000
Unsecured Senior Notes due 2030	500,000
Unsecured Senior Notes due 2031	350,000
Unsecured Senior Notes due 2032	425,000
Secured Debt	254,365
Total Unsecured and Secured Debt (1)	3,954,365
Less: Unamortized Net Discounts and Deferred Financing Costs (2)	(30,684)
Total Debt, Net	$3,923,681
________________________
(1)As of December 31, 2020, there was no outstanding balance on the unsecured revolving credit facility. During the year ended December 31, 2020, we fully repaid the $150.0 million unsecured term loan facility.
(2)Includes $22.4 million of unamortized deferred financing costs on the unsecured senior notes and secured debt and $8.3 million of unamortized discounts for the unsecured senior notes. Excludes unamortized deferred financing costs on the unsecured revolving credit facility, which are included in prepaid expenses and other assets, net on our consolidated balance sheets.

Debt Composition

The composition of the Operating Partnership’s aggregate debt balances between secured and unsecured and fixed-rate and variable-rate debt as of December 31, 2020 and 2019 was as follows:

	Percentage of Total Debt (1)		Weighted Average Interest Rate(1)
	December 31, 2020 (2)	December 31, 2019	December 31, 2020 (2)	December 31, 2019
Secured vs. unsecured:
Unsecured	93.6%	92.8%	3.8%	3.8%
Secured	6.4%	7.2%	3.9%	3.9%
Variable-rate vs. fixed-rate:
Variable-rate	—%	11.0%	—%	2.8%
Fixed-rate (3)	100.0%	89.0%	3.8%	3.9%
Stated rate (3)			3.8%	3.8%
GAAP effective rate (4)			3.8%	3.8%
GAAP effective rate including debt issuance costs			4.0%	4.0%
________________________
(1)As of the end of the period presented.
(2)As of December 31, 2020, there was no outstanding balance on the unsecured revolving credit facility. During the year ended December 31, 2020, we fully repaid the $150.0 million unsecured term loan facility.
(3)Excludes the impact of the amortization of any debt discounts/premiums and deferred financing costs.
(4)Includes the impact of amortization of any debt discounts/premiums, excluding deferred financing costs.

Liquidity Uses

Contractual Obligations

The following table provides information with respect to our contractual obligations as of December 31, 2020. The table: (i) indicates the maturities and scheduled principal repayments of our secured and unsecured debt outstanding as of December 31, 2020; (ii) indicates the scheduled interest payments of our fixed-rate debt as of December 31, 2020; (iii) provides information about the minimum commitments due in connection with our ground lease obligations and other lease and contractual commitments; and (iv) provides estimated development commitments as of December 31, 2020. Note that the table does not reflect our available debt maturity extension options and reflects gross aggregate principal amounts before the effect of unamortized discounts/premiums.

	Payment Due by Period
	Less than 1 Year (2021)	2-3 Years (2022-2023)	4-5 Years (2024-2025)	More than 5 Years (After 2025)	Total
	(in thousands)
Principal payments: secured debt (1)	$5,342	$11,329	$12,252	$225,442	$254,365
Principal payments: unsecured debt (2)	—	300,000	825,000	2,575,000	3,700,000
Interest payments: fixed-rate debt (3)	149,448	287,322	254,874	362,323	1,053,967
Ground lease obligations (4)	5,641	11,304	11,324	280,723	308,992
Lease and other contractual commitments (5)	102,028	2,837	—	—	104,865
Development commitments (6)	363,000	147,000	—	—	510,000
Total	$625,459	$759,792	$1,103,450	$3,443,488	$5,932,189
_____________________
(1)Represents gross aggregate principal amount before the effect of deferred financing costs of approximately $0.8 million as of December 31, 2020.
(2)Represents gross aggregate principal amount before the effect of the unamortized discount and deferred financing costs of approximately $8.3 million and $21.6 million as of December 31, 2020.
(3)As of December 31, 2020, 100.0% of our debt was contractually fixed. The information in the table above reflects our projected interest rate obligations for these fixed-rate payments based on the contractual interest rates on an accrual basis and scheduled maturity dates.
(4)Reflects minimum lease payments through the contractual lease expiration date before the impact of extension options. See Note 18 “Commitments and Contingencies” to our consolidated financial statements included in this report for further information.
(5)Amounts represent cash commitments under signed leases and contracts for operating properties, excluding tenant-funded tenant improvements, and for other contractual commitments. The timing of these expenditures may fluctuate.
(6)Amounts represent commitments under signed leases for pre-leased development projects and contractual commitments for projects in the tenant improvement phase and under construction as of December 31, 2020. The timing of these expenditures may fluctuate based on the ultimate progress of construction. We may start additional construction in 2021 (see “—Development” for additional information).

Other Liquidity Uses

Development

As of December 31, 2020, we had three development projects under construction.  These projects have a total estimated investment of approximately $910 million, of which we have incurred approximately $600 million, net of retention, and committed an additional $310 million as of December 31, 2020. In addition, as of December 31, 2020, we had three development projects in the tenant improvement phase. These projects have a total estimated investment of approximately $720 million of which we have incurred approximately $610 million, net of retention, and committed an additional $110 million as of December 31, 2020. We also had three stabilized development projects with a total estimated investment of $1.2 billion, of which approximately $64 million remains to be spent in 2021. Including the commitment information in the table above we currently believe we may spend between $400 million to $500 million on development projects throughout 2021.  Ultimate timing of these expenditures may fluctuate given construction progress and leasing status of the projects. Additionally, the COVID-19 pandemic, and restrictions intended to prevent its spread, could cause delays or increase costs associated with building materials or construction services necessary for construction in the future, which could adversely impact our ability to continue or complete construction as planned, on budget or at all, and may delay the start of construction on our future development pipeline projects. We expect that any material additional development activities will be funded with borrowings under the unsecured revolving credit facility, the public or private issuance of debt or equity securities, the disposition of assets under our capital recycling program, or strategic venture opportunities.

Debt Maturities

We believe our conservative leverage and staggered debt maturities provide us with financial flexibility and enhance our ability to obtain additional sources of liquidity if necessary, and, therefore, we believe we are well-positioned to refinance or repay maturing debt and to pursue our strategy of seeking attractive acquisition opportunities, which we may finance, as necessary, with future public and private issuances of debt and equity securities. However, we can provide no assurance that we will have access to the public or private debt or equity markets in the future on favorable terms or at all. Refer to “Part I, Item IA. Risk Factors” included in this report for additional information about the potential impact of the COVID-19 pandemic, and restrictions intended to prevents its spread, on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders. Our next debt maturity occurs in July 2022 and relates to our unsecured revolving credit facility, under which we currently do not have any amounts borrowed.

Potential Future Acquisitions

We did not acquire any operating properties during the year ended December 31, 2020. During 2019, we acquired a 19-building creative office campus and two development sites for a total of $359.0 million in cash. These transactions were funded through various capital raising activities and liquidity as discussed in “—Liquidity Sources”.

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

Share Repurchases

As of December 31, 2020, 4,935,826 shares remained eligible for repurchase under a share repurchase program approved by the Company’s board of directors in 2016. Under this program, repurchases may be made in open market transactions at prevailing prices or through privately negotiated transactions. We may elect to repurchase shares of our common stock under this program in the future depending upon various factors, including market conditions, the trading price of our common stock and our other uses of capital. This program does not have a termination date, and repurchases may be discontinued at any time. We intend to fund repurchases, if any, primarily with the proceeds from property dispositions.

Potential Future Leasing Costs and Capital Improvements

The amounts we incur for tenant improvements and leasing costs depend on leasing activity in each period. Tenant improvements and leasing costs generally fluctuate in any given period depending on factors such as the type and condition of the property, the term of the lease, the type of the lease, the involvement of external leasing agents and overall market conditions. Capital expenditures may fluctuate in any given period subject to the nature, extent and timing of improvements required to maintain our properties. While the COVID-19 pandemic and restrictions intended to prevent its spread remain in effect, there may be a continued lower level of leasing activity when compared to levels prior to the COVID-19 pandemic.

For properties within our stabilized portfolio, excluding our development properties, we believe we could spend approximately $75 million to $85 million in capital improvements, tenant improvements and leasing costs in 2021, in addition to the lease and contractual commitments included in our contractual obligations table above. The amount we ultimately spend will depend on leasing activity during 2021.

The following table sets forth our historical actual capital expenditures, and tenant improvements and leasing costs for deals commenced, excluding tenant-funded tenant improvements, for renewed and re-tenanted space within our stabilized portfolio for each of the years ended December 31, 2020, 2019 and 2018 on a per square foot basis.

	Year Ended December 31,
	2020	2019	2018
Office Properties:(1)
Capital Expenditures:
Capital expenditures per square foot	$2.31	$1.26	$2.00
Tenant Improvement and Leasing Costs (2)
Replacement tenant square feet (3)	375,345	1,228,973	717,427
Tenant improvements per square foot commenced	$69.26	$47.79	$41.87
Leasing commissions per square foot commenced	$18.88	$18.89	$14.77
Total per square foot	$88.14	$66.68	$56.64
Renewal tenant square feet	484,771	797,537	1,161,596
Tenant improvements per square foot commenced	$17.35	$13.72	$26.64
Leasing commissions per square foot commenced	$10.10	$11.84	$14.55
Total per square foot	$27.45	$25.56	$41.19
Total per square foot per year	$9.52	$6.45	$7.24
Average remaining lease term (in years)	5.7	7.8	6.5
_____________________
(1)Excludes development properties and includes 100% of consolidated property partnerships.
(2)Includes tenants with lease terms of 12 months or longer. Excludes leases for month-to-month and first generation tenants.
(3)Excludes leases for which the space was vacant for longer than one year, or vacant when the property was acquired by the Company.

Capital expenditures per square foot increased in 2020 as compared to 2019 due to an increase in general building improvements during 2020. We currently anticipate capital expenditures for 2021 to be consistent with 2020 levels. Replacement tenant improvements and leasing commissions increased in 2020 as compared to 2019 primarily due to large leases commenced in the San Francisco Bay Area and San Diego County regions in 2020 and overall reduced replacement tenant square feet in 2020. Renewal tenant improvements and leasing commissions per square foot increased in 2020 as compared to 2019 primarily due to a large lease renewed in the San Francisco Bay Area in 2020 and overall reduced renewal tenant square feet in 2020. We currently anticipate tenant improvement and leasing commissions for 2021 to be higher than 2020 levels due to an expected increase in leasing activity as well as the leases executed in prior years, including early renewals of lease expirations; however, ultimate costs incurred will depend upon market conditions in each of our submarkets and actual leasing activity.

Distribution Requirements

For a discussion of our dividend and distribution requirements, see “Liquidity and Capital Resources of the Company —Distribution Requirements.”

Factors That May Influence Future Sources of Capital and Liquidity of the Company and the Operating Partnership

We continue to evaluate sources of financing for our business activities, including borrowings under the unsecured revolving credit facility, issuance of public and private equity securities, unsecured debt and fixed-rate secured mortgage financing, proceeds from the disposition of selective assets through our capital recycling program, and the formation of strategic ventures. However, our ability to obtain new financing or refinance existing borrowings on favorable terms could be impacted by various factors, including the state of the macro economy, the state of the credit and equity markets, significant tenant defaults, a decline in the demand for office properties, a decrease in market rental rates or market values of real estate assets in our submarkets, the amount of our future borrowings and the impact of the COVID-19 pandemic, and restrictions intended to prevents its spread, on capital and credit markets and our tenants (refer to “Part I, Item IA. Risk Factors” of this report for additional information). These events could result in the following:

•Decreases in our cash flows from operations, which could create further dependence on the unsecured revolving credit facility;

•An increase in the proportion of variable-rate debt, which could increase our sensitivity to interest rate fluctuations in the future; and

•A decrease in the value of our properties, which could have an adverse effect on the Operating Partnership’s ability to incur additional debt, refinance existing debt at competitive rates, or comply with its existing debt obligations.

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

Debt Covenants

The unsecured revolving credit facility, unsecured term loan facility, unsecured term loan, unsecured senior notes and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key existing financial covenants and their covenant levels include:

Unsecured Credit and Private Placement Notes (as defined in the applicable Credit Agreements):	Covenant Level	Actual Performance as of December 31, 2020
Total debt to total asset value	less than 60%	30%
Fixed charge coverage ratio	greater than 1.5x	3.2x
Unsecured debt ratio	greater than 1.67x	3.09x
Unencumbered asset pool debt service coverage	greater than 1.75x	3.98x

Unsecured Senior Notes due 2023, 2024, 2025, 2028, 2029, 2030 and 2032 (as defined in the applicable Indentures):
Total debt to total asset value	less than 60%	35%
Interest coverage	greater than 1.5x	8.1x
Secured debt to total asset value	less than 40%	2%
Unencumbered asset pool value to unsecured debt	greater than 150%	297%

The Operating Partnership was in compliance with all of its debt covenants as of December 31, 2020. Our current expectation is that the Operating Partnership will continue to meet the requirements of its debt covenants in both the short and long term. In response to the COVID-19 pandemic, we have completed stress testing of our various financial covenants assuming decreases in rental income and determined that the Operating Partnership has adequate cushion between actual performance and debt covenant levels. However, in the event of an economic slowdown or continued volatility in the credit markets, there is no certainty that the Operating Partnership will be able to continue to satisfy all the covenant requirements.

Consolidated Historical Cash Flow Summary

The following summary discussion of our consolidated historical cash flow is based on the consolidated statements of cash flows in Item 15. “Exhibits and Financial Statement Schedules” and is not meant to be an all-inclusive discussion of the changes in our cash flow for the periods presented below. Changes in our cash flow include changes in cash and cash equivalents and restricted cash. Our historical cash flow activity for the year ended December 31, 2020 as compared to the year ended December 31, 2019 is as follows:

	Year Ended December 31,
	2020	2019	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$455,590	$386,521	$69,069	17.9%
Net cash used in investing activities	(542,128)	(1,228,279)	686,151	(55.9)%
Net cash provided by financing activities	833,324	747,068	86,256	11.5%
Net increase (decrease) in cash and cash equivalents	$746,786	$(94,690)	$841,476	888.7%

Operating Activities

Our cash flows from operating activities depends on numerous factors including the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, the level of operating expenses, the impact of property acquisitions, completed development projects and related financing activities, and other general and administrative costs. Our net cash provided by operating activities increased by $69.1 million, or 17.9%, for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily as a result of net changes in other assets related to the timing of expenditures and net cash flow from operations of development properties that became stabilized during the year ended December 31, 2020.

Investing Activities

Our cash flows from investing activities is generally used to fund development and operating property acquisitions, expenditures for development projects, and recurring and nonrecurring capital expenditures for our operating properties, net of proceeds received from dispositions of real estate assets. Our net cash used in investing activities decreased by $686.2 million, or 55.9%, for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to lower expenditures for development properties and undeveloped land, no acquisitions completed and lower disposition activity during the year ended December 31, 2020.

Financing Activities

Our cash flows from financing activities is principally impacted by our capital raising activities, net of dividends and distributions paid to common and preferred security holders. Our net cash provided by financing activities increased by $86.3 million or 11.5% for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to the net proceeds received upon physical settlement of our February 2020 forward equity sale agreements pursuant to which we issued 5,750,000 shares of common stock and the forward equity sale agreements entered into during the year ended December 31, 2019 under our at-the-market program pursuant to which we issued 3,147,110 shares of common stock during the year ended December 31, 2020 partially offset by net repayments on our unsecured revolving credit facility during the year ended December 31, 2020 compared to net borrowings during the year ended December 31, 2019.

Off-Balance Sheet Arrangements

As of December 31, 2020 and as of the date this report was filed, we did not have any off-balance sheet transactions, arrangements, or obligations, including contingent obligations.

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

The following table presents our FFO for the years ended December 31, 2020, 2019, 2018, 2017 and 2016:

	Year ended December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Net income available to common stockholders	$187,105	$195,443	$258,415	$151,249	$280,538
Adjustments:
Net income attributable to noncontrolling common units of the Operating Partnership	2,869	3,766	5,193	3,223	6,635
Net income attributable to noncontrolling interests in consolidated property partnerships	17,319	16,020	14,318	12,780	3,375
Depreciation and amortization of real estate assets	290,353	268,045	249,882	241,862	213,156
Gains on sales of depreciable real estate	(35,536)	(36,802)	(142,926)	(39,507)	(164,302)
Funds From Operations attributable to noncontrolling interests in consolidated property partnerships	(28,754)	(27,994)	(24,391)	(22,820)	(5,660)
Funds From Operations (1) (2)	$433,356	$418,478	$360,491	$346,787	$333,742
____________________
(1)Reported amounts are attributable to common stockholders, common unitholders and restricted stock unitholders.
(2)FFO available to common stockholders and unitholders includes amortization of deferred revenue related to tenant-funded tenant improvements of $22.5 million, $19.2 million, $18.4 million, $16.8 million and $13.2 million for the years ended December 31, 2020, 2019, 2018, 2017 and 2016, respectively.

The following table presents our weighted average shares of common stock and common units outstanding for the years ended December 31, 2020, 2019, 2018, 2017 and 2016:

	Year Ended December 31,
	2020	2019	2018	2017	2016
Weighted average shares of common stock outstanding	113,241,341	103,200,568	99,972,359	98,113,561	92,342,483
Weighted average common units outstanding	1,854,165	2,023,407	2,052,917	2,133,006	2,429,205
Effect of participating securities – nonvested shares and restricted stock units	1,137,265	1,118,349	1,142,053	1,196,044	1,139,669
Total basic weighted average shares / units outstanding	116,232,771	106,342,324	103,167,329	101,442,611	95,911,357
Effect of dilutive securities – shares issuable under executed forward equity sale agreements, stock options and contingently issuable shares	478,281	648,600	510,006	613,770	680,551
Total diluted weighted average shares / units outstanding	116,711,052	106,990,924	103,677,335	102,056,381	96,591,908

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

On June 1, 2017, the Public Company Accounting Oversight Board (PCAOB) issued Auditing Standard 3101, The Auditor’s Report on an Audit of Financial Statements When the Auditor Expresses an Unqualified Opinion (“AS 3101”). As a result of AS 3101, the most significant change to the auditor’s report on the financial statements is a new requirement to describe critical audit matters arising from the audit of the current period’s financial statements in the auditor’s report. The requirements related to critical audit matters in AS 3101 were effective for audits of fiscal years ending on or after June 30, 2019, for large accelerated filers; and for fiscal years ending on or after December 15, 2020, for all other companies to which the requirements apply. Therefore, critical audit matters are included in the Report of Independent Registered Public Accounting Firm for the Company’s and the Operating Partnership’s consolidated financial statements as of and for the years ended December 31, 2020.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk we face is interest rate risk. We seek to mitigate this risk by following established risk management policies and procedures. These policies include maintaining prudent amounts of debt, including a greater amount of fixed-rate debt as compared to variable-rate debt in our portfolio, and may include the periodic use of derivative instruments. As of December 31, 2020 and 2019, we did not have any interest-rate sensitive derivative assets or liabilities. Information about our changes in interest rate risk exposures from December 31, 2019 to December 31, 2020 is incorporated herein by reference from “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Operating Partnership.”

Interest Rate Risk

As of December 31, 2020, 100.0% of our total outstanding debt of $4.0 billion (before the effects of debt discounts and deferred financing costs) bore interest at fixed rates since our only variable-rate debt instrument was our unsecured revolving credit facility which had no outstanding balance at December 31, 2020. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. In general, interest rate fluctuations applied to our variable-rate debt will impact our future earnings and cash flows. Conversely, interest rate fluctuations applied to our fixed-rate debt will generally not impact our future earnings and cash flows, unless such instruments mature or are otherwise terminated and need to be refinanced. However, interest rate fluctuations will impact the fair value of the fixed-rate debt instruments.

We generally determine the fair value of our secured debt, unsecured debt, and unsecured revolving credit facility by performing discounted cash flow analyses using an appropriate market discount rate. We calculate the market rate by obtaining period-end treasury rates for maturities that correspond to the maturities of our fixed-rate debt and then adding an appropriate credit spread based on information obtained from third-party financial institutions. These credit spreads take into account factors, including but not limited to, our credit profile, the tenure of the debt, amortization period, whether the debt is secured or unsecured, and the loan-to-value ratio of the debt to the collateral, amongst other factors. These calculations are significantly affected by the assumptions used, including the discount rate, credit spreads and estimates of future cash flow. We calculate the market rate of our unsecured revolving credit facility by obtaining the period-end London Interbank Offered Rate (“LIBOR”) and then adding an appropriate credit spread based on our credit ratings, and the amended terms of our unsecured revolving credit facility agreement. We determine the fair value of each of our publicly traded unsecured senior notes based on their quoted trading price at the end of the reporting period, if such prices are available. See Note 19 “Fair Value Measurements and Disclosures” and Note 2 “Basis of Presentation and Significant Accounting Policies” in the consolidated financial statements included in this report for additional information on the fair value of our financial assets and liabilities as of December 31, 2020 and December 31, 2019.

At December 31, 2020, there was no outstanding balance on our $750.0 million unsecured revolving credit facility; however, it was available for borrowing at the following variable rate: LIBOR plus a spread of 1.00% (weighted average interest rate of 1.14%). As of December 31, 2019, the total outstanding balance of our variable-rate debt was comprised of borrowings on our unsecured revolving credit facility of $245.0 million and unsecured term loan facility of $150.0 million, which were indexed to LIBOR plus a spread of 1.00% (weighted average interest rate of 2.76%) and LIBOR plus a spread of 1.10% (weighted average interest rate of 2.85%), respectively.

The total carrying value of our fixed-rate debt was approximately $3.9 billion and $3.2 billion as of December 31, 2020 and 2019, respectively. The total estimated fair value of our fixed-rate debt was approximately $4.4 billion and $3.4 billion as of December 31, 2020 and 2019, respectively. For sensitivity purposes, a 100 basis point increase in the discount rate equates to a decrease in the total fair value of our fixed-rate debt of approximately $264.2 million, or 6.0%, as of December 31, 2020. Comparatively, a 100 basis point increase in the discount rate equates to a decrease in the total fair value of our fixed-rate debt of approximately $203.3 million, or 6.0%, as of December 31, 2019.

The Financial Conduct Authority (the authority that regulates LIBOR) has announced it intends to stop compelling banks to submit rates for the calculation of LIBOR at some point in the future. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. ARRC has proposed a paced market transition plan to SOFR from LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. As our variable-rate debt is indexed to LIBOR, we are monitoring this activity and evaluating the related risks.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2020, the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is supported by written policies and procedures and by an appropriate segregation of responsibilities and duties. The Company has used the criteria set forth in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess our internal control over financial reporting. Based upon this assessment, management concluded that internal control over financial reporting operated effectively as of December 31, 2020.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited the Company’s financial statements and has issued a report on the effectiveness of the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Kilroy Realty Corporation

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Kilroy Realty Corporation and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 12, 2021, expressed an unqualified opinion on those financial statements.
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
February 12, 2021

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

As required by SEC Rule 13a-15(b), the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of its general partner, of the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2020, the end of the period covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of its general partner concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is supported by written policies and procedures and by an appropriate segregation of responsibilities and duties. The Operating Partnership has used the criteria set forth in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess our internal control over financial reporting. Based upon this assessment, management concluded that internal control over financial reporting operated effectively as of December 31, 2020.

Deloitte & Touche LLP, the Operating Partnership’s independent registered public accounting firm, has audited the Operating Partnership’s financial statements and has issued a report on the effectiveness of the Operating Partnership’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Kilroy Realty, L.P.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Kilroy Realty, L.P. and subsidiaries (the “Operating Partnership”) as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Operating Partnership and our report dated February 12, 2021, expressed an unqualified opinion on those financial statements.
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
February 12, 2021

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2021.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2021.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2021.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2021.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2021.

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
3.(i)1
Articles of Amendment and Restatement of Kilroy Realty Corporation (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 21, 2020)

3.(i)2
Certificate of Limited Partnership of Kilroy Realty, L.P. (previously filed by Kilroy Realty, L.P., as an exhibit to the General Form for Registration of Securities on Form 10 as filed with the Securities and Exchange Commission on August 18, 2010)

3.(i)3
Amendment to the Certificate of Limited Partnership of Kilroy Realty, L.P. (previously filed by Kilroy Realty, L.P., as an exhibit to the General Form for Registration of Securities on Form 10 as filed with the Securities and Exchange Commission on August 18, 2010)

3.(i)4
Articles Supplementary reclassifying shares of the Series G Preferred Stock of the Company (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on August 23, 2017)

3.(i)5
Articles Supplementary reclassifying shares of the Series H Preferred Stock of the Company (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on August 23, 2017)

3.(ii)1
Sixth Amended and Restated Bylaws of Kilroy Realty Corporation (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 30, 2020)

3.(ii)2
Seventh Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P. dated August 15, 2012, as amended (previously filed by Kilroy Realty Corporation on Form 10-Q for the quarter ended June 30, 2014)

4.(vi)1*	Description of Capital Stock of Kilroy Realty Corporation
4.(vi)2	Description of Common Units Representing Limited Partnership Interests of Kilroy Realty, L.P.
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
4.5
Officers’ Certificate pursuant to Sections 101, 201, 301 and 303 of the Indenture dated March 1, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “3.800% Notes due 2023,” including the form of 3.800% Notes due 2023 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 14, 2013)

4.6
Indenture, dated March 1, 2011, by and among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit to the Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on October 2, 2013)

4.7
Supplemental Indenture, dated July 5, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit to the Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on October 2, 2013)

4.8
Officers’ Certificate pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “4.25% Senior Notes due 2029,” including the form of 4.25% Senior Notes due 2029 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on August 6, 2014)

4.9
Officers’ Certificate, dated September 16, 2015, pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “4.375% Senior Notes due 2025,” including the form of 4.375% Senior Notes due 2025 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on September 16, 2015)

4.10
Officers’ Certificate, dated December 11, 2017, pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “3.450% Senior Notes due 2024,” including the form of 3.450% Senior Notes due 2024 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 11, 2017)

4.11
Officers’ Certificate, dated November 29, 2018, pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, as amended and supplemented, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “4.750% Senior Notes due 2028,” including the form of 4.750% Senior Note due 2028 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 29, 2018)

4.12
Officers’ Certificate, dated September 17, 2019, pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, as amended and supplemented, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “3.050% Senior Notes due 2030,” including the form of 3.050% Senior Note due 2030 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on September 17, 2019)

4.13
Officers’ Certificate, dated August 12, 2020, pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, as amended and supplemented, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “2.500% Senior Notes due 2032,” including the form of 2.500% Senior Note due 2032 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on August 18, 2020)

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
10.15†
Form of Restricted Stock Unit Agreement for Non-Employee Members of the Board of Directors (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2015)

10.16†
Separation Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Jeffrey C. Hawken dated as of July 2, 2020 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2020)

10.17†
Amended and Restated Employment Agreement and Non-Competition Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Tyler H. Rose effective as of January 28, 2016 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2016)

10.18†
Amended and Restated Employment Agreement and Non-Competition Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Justin W. Smart effective as of January 28, 2016 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2016)

10.19†	Kilroy Realty Corporation Director Compensation Policy effective as of April 1, 2018 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2018.
10.20†
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

10.23†	Form of Restricted Stock Unit Agreement for 2006 Incentive Award Plan
10.24	Note Purchase Agreement dated September 14, 2016 (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on September 14, 2016)
10.25
Amendment to Note Purchase Agreement dated May 11, 2018 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 14, 2018)

10.26	Form of Time Sharing Agreement of Kilroy Realty, L.P. (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended September 30, 2016)
10.27	Promissory Note, dated November 29, 2016 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2017)
10.28
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

10.30	Assignment of Leases and Rents, dated November 29, 2016 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2017)
10.31	Recourse Guaranty Agreement, dated November 29, 2016 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2017)

10.32
Environmental Indemnification Agreement, dated November 29, 2016 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2017)

10.33†
Kilroy Realty Corporation 2007 Deferred Compensation Plan, as amended and restated effective January 1, 2017 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2016)

10.34	General Partner Guaranty Agreement, dated February 17, 2017 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-Q for the quarter ended March 31, 2017)
10.35†	Kilroy Realty 2006 Incentive Award Plan (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 21, 2020)
10.36
Second Amended and Restated Credit Agreement dated as of July 24, 2017 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-Q for the quarter ended June 30, 2017)

10.37
Second Amended and Restated Guaranty dated as of July 24, 2017 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-Q for the quarter ended on June 30, 2017)

10.38
Note Purchase Agreement dated May 11, 2018 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 14, 2018)

10.39
Sales Agreement, dated June 5, 2018 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on June 5, 2018)

10.40
Forward Sale Agreement dated February 18, 2020 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 21, 2020)

10.41
Forward Sale Agreement dated February 18, 2020 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 21, 2020)

10.42
Forward Sale Agreement dated February 18, 2020 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 21, 2020)

10.43
Forward Sale Agreement dated February 18, 2020 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 21, 2020)

10.44
Note Purchase Agreement dated April 28, 2020 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on April 30, 2020)

10.45
General Partner Guaranty Agreement dated April 28, 2020 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on April 30, 2020)

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
101.1*
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the year ended December 31, 2020, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Capital, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements(1)

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101.1)

*	Filed herewith
†	Management contract or compensatory plan or arrangement.
(1)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Kilroy Realty Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 12, 2021.

KILROY REALTY CORPORATION

By	/s/ Merryl E. Werber
Merryl E. Werber Senior Vice President, Chief Accounting Officer and Controller

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that we, the undersigned directors and officers of Kilroy Realty Corporation, do hereby severally constitute and appoint John Kilroy, Tyler H. Rose, Michelle Ngo and Merryl E. Werber, and each of them, as our true and lawful attorneys-in-fact and agents, each with full powers of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys-in-fact and agents, or any of them, may deem necessary or advisable to enable Kilroy Realty Corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically, but without limitation, the power and authority to sign for us or any of us, in our names in the capacities indicated below, any and all amendments hereto; and we do each hereby ratify and confirm all that said attorneys-in-fact and agents or their substitutes, or any one of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John Kilroy	Chairman of the Board, Chief Executive Officer (Principal Executive Officer)	February 12, 2021
John Kilroy
/s/ Michelle Ngo	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 12, 2021
Michelle Ngo
/s/ Merryl E. Werber	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 12, 2021
Merryl E. Werber
/s/ Edward F. Brennan, PhD	Director	February 11, 2021
Edward F. Brennan, PhD
/s/ Jolie Hunt	Director	February 11, 2021
Jolie Hunt
/s/ Scott S. Ingraham	Director	February 11, 2021
Scott S. Ingraham
/s/ Louisa G. Ritter	Director	February 11, 2021
Louisa G. Ritter
/s/ Gary R. Stevenson	Director	February 11, 2021
Gary R. Stevenson
/s/ Peter B. Stoneberg	Director	February 11, 2021
Peter B. Stoneberg

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Kilroy Realty, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 12, 2021.

KILROY REALTY, L.P.

By	/s/ Merryl E. Werber
Merryl E. Werber Senior Vice President, Chief Accounting Officer and Controller

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that we, the undersigned directors and officers of Kilroy Realty Corporation, as sole general partner and on behalf of Kilroy Realty, L.P., do hereby severally constitute and appoint John Kilroy, Tyler H. Rose, Michelle Ngo and Merryl E. Werber, and each of them, as our true and lawful attorneys-in-fact and agents, each with full powers of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys-in-fact and agents, or any of them, may deem necessary or advisable to enable Kilroy Realty Corporation, as sole general partner and on behalf of Kilroy Realty, L.P., to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically, but without limitation, the power and authority to sign for us or any of us, in our names in the capacities indicated below, any and all amendments hereto; and we do each hereby ratify and confirm all that said attorneys-in-fact and agents or their substitutes, or any one of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John Kilroy	Chairman of the Board, Chief Executive Officer (Principal Executive Officer)	February 12, 2021
John Kilroy
/s/ Michelle Ngo	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 12, 2021
Michelle Ngo
/s/ Merryl E. Werber	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 12, 2021
Merryl E. Werber
/s/ Edward F. Brennan, PhD	Director	February 11, 2021
Edward F. Brennan, PhD
/s/ Jolie Hunt	Director	February 11, 2021
Jolie Hunt
/s/ Scott S. Ingraham	Director	February 11, 2021
Scott S. Ingraham
/s/ Louisa G. Ritter	Director	February 11, 2021
Louisa G. Ritter
/s/ Gary R. Stevenson	Director	February 11, 2021
Gary R. Stevenson
/s/ Peter B. Stoneberg	Director	February 11, 2021
Peter B. Stoneberg

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2020 AND 2019
AND FOR THE THREE YEARS ENDED DECEMBER 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Kilroy Realty Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Kilroy Realty Corporation and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2021 expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
The timing of when the Company commences rental revenue recognition depends largely on the Company’s determination of who is the owner of the tenant improvements of the leased space for accounting purposes. When management concludes that the Company is the owner of the tenant improvements, the Company records the cost to construct the tenant improvements as capital assets, and commences rental revenue recognition when the tenant takes possession of or controls the finished space, which is generally when the improvements being recorded are substantially complete. When management concludes that the Company is not the owner and the tenant is the owner of certain tenant improvements for accounting purposes, the Company records their contribution towards those tenant-owned improvements as a lease incentive, which is amortized as a reduction to rental revenue on a straight-line basis over the term of the related lease. Rental revenue recognition begins when the tenant takes possession of or controls the physical use of the leased space. Control is typically transferred when the Company has completed all its obligations under the lease agreement in order for the leased space to be used by the tenant. The Company’s determination of whether its obligations have been met and control has been transferred to the tenant can be complex for large development properties.

Construction for large development properties can include certain tenant improvements that are landlord-owned and others that are tenant-owned improvements. In making the determination of ownership of the tenant improvements, management considers numerous factors and performs a detailed evaluation of each individual lease. No one factor is determinative in reaching a conclusion and the factors management evaluates include but are not limited to (i) whether the lease agreement requires landlord approval of how the tenant improvement allowance is spent prior to installation of the tenant improvements (ii) whether the lease agreement requires the tenant to provide evidence to the landlord supporting the cost and what the tenant improvement allowance was spent on prior to payment by the landlord for such tenant improvements (iii) whether the tenant improvements are unique to the tenant or reusable by other tenants (iv) whether the tenant is permitted to alter or remove the tenant improvements without the consent of the landlord and (v) whether the ownership of the tenant improvements remains with the landlord or remains with the tenant at the end of the lease term. Further, large development properties can deliver leased space in phases, resulting in various revenue commencement dates with judgment surrounding when the tenant improvements that are landlord-owned, for a particular phase, are substantially complete.

Given the nature of construction work on large development properties, auditing management's judgments regarding the determination of the owner of the tenant improvements, when control of the leased space transfers to the tenant and when to begin rental revenue recognition involves especially subjective judgment. Performing audit procedures to evaluate the reasonableness of management’s conclusion on ownership of the tenant improvements, specifically related to whether the tenant improvements are unique to the tenant or reusable by other tenants, as well as the appropriate date for when control of the leased space transfers to the tenant required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to determining the ownership of tenant improvements and when control of the leased space transfers to the tenant for development properties, thus the timing of the commencement of rental revenue recognition, included the following, among others:
•We tested the effectiveness of controls over revenue recognition, including those over the ownership of tenant improvements and the determination of when the tenant took possession of or controlled the leased space.
•We evaluated the reasonableness of management’s conclusions regarding the Company’s ownership of tenant improvements by:
–Evaluating the Company’s and the tenant’s respective obligations as governed by the lease agreements for selected leases against criteria for establishing ownership.
–Testing documentation supporting the nature of tenant improvements.
–Performing on-site inspections of selected development properties, as needed, to evaluate the nature of tenant improvements, particularly the uniqueness of the improvements.
•We evaluated the reasonableness of management’s conclusions regarding the possession of or control of the completed leased space and corresponding commencement of rental revenue recognition for development properties by:
–Testing documentation from construction contractors, architects, and city building inspection sign offs on temporary certificates of occupancy.
–Performing on-site inspections of selected development properties near the planned rental revenue recognition commencement date, as needed, to observe the status of the site and tenant improvements to evaluate whether control of the leased space had been or was ready to be transferred to the tenant.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
February 12, 2021
We have served as the Company’s auditor since 1995.

KILROY REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2020	December 31, 2019
ASSETS
REAL ESTATE ASSETS (Notes 2, 3 and 4):
Land and improvements	$1,628,848	$1,466,166
Buildings and improvements	6,783,092	5,866,477
Undeveloped land and construction in progress	1,778,106	2,296,130
Total real estate assets held for investment	10,190,046	9,628,773
Accumulated depreciation and amortization	(1,798,646)	(1,561,361)
Total real estate assets held for investment, net	8,391,400	8,067,412
CASH AND CASH EQUIVALENTS (Note 22)	731,991	60,044
RESTRICTED CASH (Notes 3, 4 and 22)	91,139	16,300
MARKETABLE SECURITIES (Notes 16 and 19)	27,481	27,098
CURRENT RECEIVABLES, NET (Notes 2 and 6)	12,007	26,489
DEFERRED RENT RECEIVABLES, NET (Notes 2 and 6)	386,658	337,937
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Notes 2, 3 and 5)	210,949	212,805
RIGHT OF USE GROUND LEASE ASSETS (Notes 2 and 18)	95,523	96,348
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 7)	53,560	55,661
TOTAL ASSETS	$10,000,708	$8,900,094
LIABILITIES AND EQUITY
LIABILITIES:
Secured debt, net (Notes 8, 9 and 19)	$253,582	$258,593
Unsecured debt, net (Notes 8, 9 and 19)	3,670,099	3,049,185
Unsecured line of credit (Notes 8, 9 and 19)	—	245,000
Accounts payable, accrued expenses and other liabilities (Note 18)	445,100	418,848
Ground lease liabilities (Notes 2 and 18)	97,778	98,400
Accrued dividends and distributions (Notes 13 and 27)	59,431	53,219
Deferred revenue and acquisition-related intangible liabilities, net (Notes 2, 3, 5 and 10)	128,523	139,488
Rents received in advance and tenant security deposits	68,874	66,503
Total liabilities	4,723,387	4,329,236
COMMITMENTS AND CONTINGENCIES (Note 18)
EQUITY:
Stockholders’ Equity (Note 13):
Common stock, $.01 par value, 280,000,000 and 150,000,000 shares authorized, respectively, 116,035,827 and 106,016,287 shares issued and outstanding, respectively	1,160	1,060
Additional paid-in capital	5,131,916	4,350,917
Distributions in excess of earnings	(103,133)	(58,467)
Total stockholders’ equity	5,029,943	4,293,510
Noncontrolling Interests (Notes 2 and 11):
Common units of the Operating Partnership	49,875	81,917
Noncontrolling interests in consolidated property partnerships	197,503	195,431
Total noncontrolling interests	247,378	277,348
Total equity	5,277,321	4,570,858
TOTAL LIABILITIES AND EQUITY	$10,000,708	$8,900,094

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
REVENUES (Note 2):
Rental income	$892,306	$826,472	$656,631
Tenant reimbursements	—	—	80,982
Other property income	6,091	10,982	9,685
Total revenues	898,397	837,454	747,298
EXPENSES:
Property expenses (Note 2)	155,118	160,037	133,787
Real estate taxes (Note 2)	92,218	78,097	70,820
Provision for bad debts (Note 2)	—	—	5,685
Ground leases (Notes 2, 5 and 18)	8,891	8,113	6,176
General and administrative expenses (Notes 15 and 19)	99,264	88,139	90,471
Leasing costs (Notes 2 and 5)	4,493	7,615	—
Depreciation and amortization (Notes 2 and 5)	299,308	273,130	254,281
Total expenses	659,292	615,131	561,220
OTHER (EXPENSES) INCOME:
Interest income and other net investment gain (loss) (Note 19)	3,424	4,641	(559)
Interest expense (Note 9)	(70,772)	(48,537)	(49,721)
Gains on sales of depreciable operating properties (Note 4)	35,536	36,802	142,926
Loss on early extinguishment of debt (Note 9)	—	—	(12,623)
Net gain on sales of land (Note 4)	—	—	11,825
Total other (expenses) income	(31,812)	(7,094)	91,848
NET INCOME	207,293	215,229	277,926
Net income attributable to noncontrolling common units of the Operating Partnership (Notes 2 and 11)	(2,869)	(3,766)	(5,193)
Net income attributable to noncontrolling interests in consolidated property partnerships (Notes 2 and 11)	(17,319)	(16,020)	(14,318)
Total income attributable to noncontrolling interests	(20,188)	(19,786)	(19,511)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$187,105	$195,443	$258,415
Net income available to common stockholders per share – basic (Note 20)	$1.63	$1.87	$2.56
Net income available to common stockholders per share – diluted (Note 20)	$1.63	$1.86	$2.55
Weighted average shares of common stock outstanding – basic (Note 20)	113,241,341	103,200,568	99,972,359
Weighted average shares of common stock outstanding – diluted (Note 20)	113,719,622	103,849,168	100,482,365

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share/unit data)

	Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AS OF DECEMBER 31, 2017	98,620,333	$986	$3,822,492	$(122,685)	$3,700,793	$259,523	$3,960,316
Net income				258,415	258,415	19,511	277,926
Issuance of common stock	1,817,195	18	130,675		130,693		130,693
Issuance of share-based compensation awards			3,926		3,926		3,926
Non-cash amortization of share-based compensation			35,890		35,890		35,890
Exercise of stock options	1,000	—	41		41		41
Settlement of restricted stock units for shares of common stock	488,354	4	(4)		—		—
Repurchase of common stock, stock options and restricted stock units	(231,800)	(2)	(16,551)		(16,553)		(16,553)
Exchange of common units of the Operating Partnership	51,906	1	1,961		1,962	(1,962)	—
Contributions from noncontrolling interests in consolidated property partnerships					—	8,273	8,273
Distributions to noncontrolling interests in consolidated property partnerships					—	(11,803)	(11,803)
Adjustment for noncontrolling interest in the Operating Partnership			(1,477)		(1,477)	1,477	—
Dividends declared per share of common stock and common unit $1.79 per share/unit)				(183,783)	(183,783)	(3,665)	(187,448)
BALANCE AS OF DECEMBER 31, 2018	100,746,988	1,007	3,976,953	(48,053)	3,929,907	271,354	4,201,261
Net income				195,443	195,443	19,786	215,229
Opening adjustment to Distributions in Excess of Earnings upon adoption of ASC 842 (Note 2)				(3,146)	(3,146)		(3,146)
Issuance of common stock	5,000,000	50	353,672		353,722		353,722
Issuance of share-based compensation awards			4,664		4,664		4,664
Non-cash amortization of share-based compensation			32,813		32,813		32,813
Exercise of stock options	16,500	—	703		703		703
Settlement of restricted stock units for shares of common stock	463,276	5	(5)		—		—
Repurchase and cancellation of common stock, stock options and restricted stock units	(212,477)	(2)	(14,859)		(14,861)		(14,861)
Exchange of common units of the Operating Partnership	2,000	—	78		78	(78)	—
Distributions to noncontrolling interests in consolidated property partnerships					—	(12,952)	(12,952)
Adjustment for noncontrolling interest in the Operating Partnership			(3,102)		(3,102)	3,102	—
Dividends declared per share of common stock and common unit ($1.91 per share/unit)				(202,711)	(202,711)	(3,864)	(206,575)
BALANCE AS OF DECEMBER 31, 2019	106,016,287	1,060	4,350,917	(58,467)	4,293,510	277,348	4,570,858
Net income				187,105	187,105	20,188	207,293
Issuance of common stock (Note 13)	8,897,110	89	721,576		721,665		721,665
Issuance of share-based compensation awards (Note 15)			4,441		4,441		4,441
Non-cash amortization of share-based compensation (Note 15)			37,624		37,624		37,624
Settlement of restricted stock units for shares of common stock (Note 15)	441,416	4	(4)		—		—
Repurchase of common stock, stock options, and restricted stock units (Note 15)	(191,699)	(2)	(14,080)		(14,082)		(14,082)
Exchange of common units of the Operating Partnership (Note 11)	872,713	9	37,631		37,640	(37,640)	—
Distributions to noncontrolling interests in consolidated property partnerships					—	(15,247)	(15,247)
Adjustment for noncontrolling interest in the Operating Partnership (Note 2)			(6,189)		(6,189)	6,189	—
Dividends declared per share of common stock and common unit ($1.97 per share/unit) (Notes 13 and 27)				(231,771)	(231,771)	(3,460)	(235,231)
BALANCE AS OF DECEMBER 31, 2020	116,035,827	$1,160	$5,131,916	$(103,133)	$5,029,943	$247,378	$5,277,321

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$207,293	$215,229	$277,926
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	290,353	268,045	249,882
Depreciation of non-real estate furniture, fixtures and equipment	8,955	5,085	4,400
Revenue reversals (recoveries) for doubtful accounts (Notes 2 and 17)	18,997	(3,433)	5,685
Non-cash amortization of share-based compensation awards (Note 15)	30,245	27,007	27,932
Non-cash amortization of deferred financing costs and net debt discounts	2,958	1,427	1,084
Non-cash amortization of net below market rents (Note 5)	(7,603)	(9,206)	(9,748)
Gains on sales of depreciable operating properties (Note 4)	(35,536)	(36,802)	(142,926)
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements (Note 10)	(17,547)	(19,190)	(18,429)
Straight-line rents	(67,826)	(72,023)	(26,976)
Amortization of right of use ground lease assets (Note 2)	825	683	—
Net change in other operating assets	(3,685)	(14,476)	(7,930)
Net change in other operating liabilities	28,161	24,175	48,345
Loss on early extinguishment of debt (Note 9)	—	—	12,623
Gain on sale of land (Note 4)	—	—	(11,825)
Net cash provided by operating activities	455,590	386,521	410,043
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for development properties and undeveloped land	(486,565)	(845,464)	(489,236)
Expenditures for operating properties and other capital assets	(129,500)	(147,687)	(166,440)
Net proceeds received from dispositions (Note 4)	74,937	124,421	364,300
(Increase) decrease in acquisition-related deposits	(1,000)	—	36,000
Expenditures for acquisitions of development properties and undeveloped land (Note 3)	—	(173,291)	(311,299)
Expenditures for acquisitions of operating properties (Note 3)	—	(186,258)	(257,340)
Proceeds received from repayment of note receivable	—	—	15,100
Net cash used in investing activities	(542,128)	(1,228,279)	(808,915)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock (Note 13)	721,665	353,722	130,693
Net proceeds from the issuance of unsecured debt (Note 9)	772,297	499,390	648,537
Repayments of unsecured debt (Note 9)	(150,000)	—	(261,823)
Borrowings on unsecured revolving credit facility	190,000	1,110,000	765,000
Repayments on unsecured revolving credit facility	(435,000)	(910,000)	(690,000)
Principal payments and repayments of secured debt (Note 9)	(5,137)	(76,309)	(3,584)
Financing costs	(6,594)	(6,678)	(6,262)
Repurchase of common stock and restricted stock units (Note 15)	(14,082)	(14,556)	(16,553)
Distributions to noncontrolling interests in consolidated property partnerships	(15,247)	(12,952)	(11,803)
Dividends and distributions paid to common stockholders and common unitholders	(224,578)	(196,252)	(179,411)
Proceeds from exercise of stock options	—	703	41
Borrowings on unsecured debt	—	—	120,000
Contributions from noncontrolling interests in consolidated property partnerships	—	—	8,273
Net cash provided by financing activities	833,324	747,068	503,108
Net increase (decrease) in cash and cash equivalents and restricted cash	746,786	(94,690)	104,236
Cash and cash equivalents and restricted cash, beginning of year	76,344	171,034	66,798
Cash and cash equivalents and restricted cash, end of year	$823,130	$76,344	$171,034

See accompanying notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Kilroy Realty, L.P.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Kilroy Realty, L.P. and subsidiaries (the “Operating Partnership”) as of December 31, 2020 and 2019, the related consolidated statements of operations, capital, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Operating Partnership’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2021, expressed an unqualified opinion on the Operating Partnership’s internal control over financial reporting.
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
The timing of when the Operating Partnership commences rental revenue recognition depends largely on the Operating Partnership’s determination of who is the owner of the tenant improvements of the leased space for accounting purposes. When management concludes that the Operating Partnership is the owner of the tenant improvements, the Operating Partnership records the cost to construct the tenant improvements as capital assets, and commences rental revenue recognition when the tenant takes possession of or controls the finished space, which is generally when the improvements being recorded are substantially complete. When management concludes that the Operating Partnership is not the owner and the tenant is the owner of certain tenant improvements for accounting purposes, the Operating Partnership records their contribution towards those tenant-owned improvements as a lease incentive, which is amortized as a reduction to rental revenue on a straight-line basis over the term of the related lease. Rental revenue recognition begins when the tenant takes possession of or controls the physical use of the leased space. Control is typically transferred when the Operating Partnership has completed all its obligations under the lease agreement in order for the leased space to be used by the tenant. The Operating Partnership’s determination of whether its obligations have been met and control has been transferred to the tenant can be complex for large development properties.

Construction for large development properties can include certain tenant improvements that are landlord-owned and others that are tenant-owned improvements. In making the determination of ownership of the tenant improvements, management considers numerous factors and performs a detailed evaluation of each individual lease. No one factor is determinative in reaching a conclusion and the factors management evaluates include but are not limited to (i) whether the lease agreement requires landlord approval of how the tenant improvement allowance is spent prior to installation of the tenant improvements (ii) whether the lease agreement requires the tenant to provide evidence to the landlord supporting the cost and what the tenant improvement allowance was spent on prior to payment by the landlord for such tenant improvements (iii) whether the tenant improvements are unique to the tenant or reusable by other tenants (iv) whether the tenant is permitted to alter or remove the tenant improvements without the consent of the landlord and (v) whether the ownership of the tenant improvements remains with the landlord or remains with the tenant at the end of the lease term. Further, large development properties can deliver leased space in phases, resulting in various revenue commencement dates with judgment surrounding when the tenant improvements that are landlord-owned, for a particular phase, are substantially complete.

Given the nature of construction work on large development properties, auditing management's judgments regarding the determination of the owner of the tenant improvements, when control of the leased space transfers to the tenant and when to begin rental revenue recognition involves especially subjective judgment. Performing audit procedures to evaluate the reasonableness of management’s conclusion on ownership of the tenant improvements, specifically related to whether the tenant improvements are unique to the tenant or reusable by other tenants, as well as the appropriate date for when control of the leased space transfers to the tenant required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to determining the ownership of tenant improvements and when control of the leased space transfers to the tenant for development properties, thus the timing of the commencement of rental revenue recognition, included the following, among others:
•We tested the effectiveness of controls over revenue recognition, including those over the ownership of tenant improvements and the determination of when the tenant took possession of or controlled the leased space.
•We evaluated the reasonableness of management’s conclusions regarding the Operating Partnership’s ownership of tenant improvements by:
–Evaluating the Operating Partnership’s and the tenant’s respective obligations as governed by the lease agreements for selected leases against criteria for establishing ownership.
–Testing documentation supporting the nature of tenant improvements.
–Performing on-site inspections of selected development properties, as needed, to evaluate the nature of tenant improvements, particularly the uniqueness of the improvements.
•We evaluated the reasonableness of management’s conclusions regarding the possession of or control of the completed leased space and corresponding commencement of rental revenue recognition for development properties by:
–Testing documentation from construction contractors, architects, and city building inspection sign offs on temporary certificates of occupancy.
–Performing on-site inspections of selected development properties near the planned rental revenue recognition commencement date, as needed, to observe the status of the site and tenant improvements to evaluate whether control of the leased space had been or was ready to be transferred to the tenant.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
February 12, 2021
We have served as the Operating Partnership’s auditor since 2010.

KILROY REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	December 31, 2020	December 31, 2019
ASSETS
REAL ESTATE ASSETS (Notes 2, 3 and 4):
Land and improvements	$1,628,848	$1,466,166
Buildings and improvements	6,783,092	5,866,477
Undeveloped land and construction in progress	1,778,106	2,296,130
Total real estate assets held for investment	10,190,046	9,628,773
Accumulated depreciation and amortization	(1,798,646)	(1,561,361)
Total real estate assets held for investment, net	8,391,400	8,067,412
CASH AND CASH EQUIVALENTS (Note 23)	731,991	60,044
RESTRICTED CASH (Notes 3, 4 and 23)	91,139	16,300
MARKETABLE SECURITIES (Notes 16 and 19)	27,481	27,098
CURRENT RECEIVABLES, NET (Notes 2 and 6)	12,007	26,489
DEFERRED RENT RECEIVABLES, NET (Notes 2 and 6)	386,658	337,937
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Notes 2, 3 and 5)	210,949	212,805
RIGHT OF USE GROUND LEASE ASSET (Note 2 and 18)	95,523	96,348
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 7)	53,560	55,661
TOTAL ASSETS	$10,000,708	$8,900,094
LIABILITIES AND CAPITAL
LIABILITIES:
Secured debt, net (Notes 9 and 19)	$253,582	$258,593
Unsecured debt, net (Notes 9 and 19)	3,670,099	3,049,185
Unsecured line of credit (Notes 9 and 19)	—	245,000
Accounts payable, accrued expenses and other liabilities (Note 18)	445,100	418,848
Ground lease liabilities (Note 2 and 18)	97,778	98,400
Accrued distributions (Notes 14 and 27)	59,431	53,219
Deferred revenue and acquisition-related intangible liabilities, net (Notes 2, 3, 5 and 10)	128,523	139,488
Rents received in advance and tenant security deposits	68,874	66,503
Total liabilities	4,723,387	4,329,236
COMMITMENTS AND CONTINGENCIES (Note 18)
CAPITAL:
Common units, 116,035,827 and 106,016,287 held by the general partner and 1,150,574 and 2,023,287 held by common limited partners issued and outstanding, respectively (Note 14)	5,079,818	4,369,758
Total partners’ capital	5,079,818	4,369,758
Noncontrolling interests in consolidated property partnerships and subsidiaries (Notes 2 and 12)	197,503	201,100
Total capital	5,277,321	4,570,858
TOTAL LIABILITIES AND CAPITAL	$10,000,708	$8,900,094

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit and per unit data)

	Year Ended December 31,
	2020	2019	2018
REVENUES (Note 2):
Rental income	$892,306	$826,472	$656,631
Tenant reimbursements	—	—	80,982
Other property income	6,091	10,982	9,685
Total revenues	898,397	837,454	747,298
EXPENSES:
Property expenses (Note 2)	155,118	160,037	133,787
Real estate taxes (Note 2)	92,218	78,097	70,820
Provision for bad debts (Note 2)	—	—	5,685
Ground leases (Notes 2, 5 and 18)	8,891	8,113	6,176
General and administrative expenses (Notes 15 and 19)	99,264	88,139	90,471
Leasing costs (Notes 2 and 5)	4,493	7,615	—
Depreciation and amortization (Notes 2 and 5)	299,308	273,130	254,281
Total expenses	659,292	615,131	561,220
OTHER (EXPENSES) INCOME:
Interest income and other net investment gain (loss) (Note 19)	3,424	4,641	(559)
Interest expense (Note 9)	(70,772)	(48,537)	(49,721)
Gains on sales of depreciable operating properties (Note 4)	35,536	36,802	142,926
Loss on early extinguishment of debt (Note 9)	—	—	(12,623)
Net gain on sales of land (Note 4)	—	—	11,825
Total other (expenses) income	(31,812)	(7,094)	91,848
NET INCOME	207,293	215,229	277,926
Net income attributable to noncontrolling interests in consolidated property partnerships and subsidiaries (Notes 2 and 12)	(17,684)	(16,491)	(14,716)
NET INCOME AVAILABLE TO COMMON UNITHOLDERS	$189,609	$198,738	$263,210
Net income available to common unitholders per unit – basic (Note 21)	$1.63	$1.87	$2.56
Net income available to common unitholders per unit – diluted (Note 21)	$1.62	$1.86	$2.55
Weighted average common units outstanding – basic (Note 21)	115,095,506	105,223,975	102,025,276
Weighted average common units outstanding – diluted (Note 21)	115,573,787	105,872,575	102,535,282

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(in thousands, except unit and per unit data)

	Partners’ Capital		Noncontrolling Interests in Consolidated Property Partnerships and Subsidiaries
	Number of Common Units	Common Units		Total Capital
BALANCE AS OF DECEMBER 31, 2017	100,697,526	$3,773,941	$186,375	$3,960,316
Net income		263,210	14,716	277,926
Issuance of common units	1,817,195	130,693		130,693
Issuance of share-based compensation awards		3,926		3,926
Non-cash amortization of share-based compensation		35,890		35,890
Exercise of stock options	1,000	41		41
Settlement of restricted stock units	488,354	—		—
Repurchase of common units and restricted stock units	(231,800)	(16,553)		(16,553)
Contributions from noncontrolling interest in consolidated property partnerships		—	8,273	8,273
Distributions to noncontrolling interests in consolidated property partnerships			(11,803)	(11,803)
Distributions declared per common unit ($1.79 per unit)		(187,448)		(187,448)
BALANCE AS OF DECEMBER 31, 2018	102,772,275	4,003,700	197,561	4,201,261
Net income		198,738	16,491	215,229
Opening adjustment to Partners’ Capital upon adoption of ASC 842 (Note 2)		(3,146)		(3,146)
Issuance of common units	5,000,000	353,722		353,722
Issuance of share-based compensation awards		4,664		4,664
Non-cash amortization of share-based compensation		32,813		32,813
Exercise of stock options	16,500	703		703
Settlement of restricted stock units	463,276	—		—
Repurchase and cancellation of common units and restricted stock units	(212,477)	(14,861)		(14,861)
Distributions to noncontrolling interests in consolidated property partnerships			(12,952)	(12,952)
Distributions declared per common unit ($1.91 per unit)		(206,575)		(206,575)
BALANCE AS OF DECEMBER 31, 2019	108,039,574	4,369,758	201,100	4,570,858
Net income		189,609	17,684	207,293
Issuance of common units (Note 14)	8,897,110	721,665		721,665
Issuance of share-based compensation awards (Note 15)		4,441		4,441
Non-cash amortization of share-based compensation (Note 15)		37,624		37,624
Settlement of restricted stock units (Note 15)	441,416	—		—
Repurchase of common units, stock options, and restricted stock units (Note 15)	(191,699)	(14,082)		(14,082)
Contribution of noncontrolling interests in consolidated subsidiary		6,034	(6,034)	—
Distributions to noncontrolling interests in consolidated property partnerships		—	(15,247)	(15,247)
Distributions declared per common unit ($1.97 per unit) (Notes 14 and 27)		(235,231)		(235,231)
BALANCE AS OF DECEMBER 31, 2020	117,186,401	$5,079,818	$197,503	$5,277,321
See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$207,293	$215,229	$277,926
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	290,353	268,045	249,882
Depreciation of non-real estate furniture, fixtures and equipment	8,955	5,085	4,400
Revenue reversals (recoveries) for doubtful accounts (Notes 2 and 17)	18,997	(3,433)	5,685
Non-cash amortization of share-based compensation awards (Note 15)	30,245	27,007	27,932
Non-cash amortization of deferred financing costs and net debt discounts	2,958	1,427	1,084
Non-cash amortization of net below market rents (Note 5)	(7,603)	(9,206)	(9,748)
Gains on sales of depreciable operating properties (Note 4)	(35,536)	(36,802)	(142,926)
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements (Note 10)	(17,547)	(19,190)	(18,429)
Straight-line rents	(67,826)	(72,023)	(26,976)
Amortization of right of use ground lease assets (Note 2)	825	683	—
Net change in other operating assets	(3,685)	(14,476)	(7,930)
Net change in other operating liabilities	28,161	24,175	48,345
Loss on early extinguishment of debt (Note 9)	—	—	12,623
Gain on sale of land (Note 4)	—	—	(11,825)
Net cash provided by operating activities	455,590	386,521	410,043
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for development properties and undeveloped land	(486,565)	(845,464)	(489,236)
Expenditures for operating properties and other capital assets	(129,500)	(147,687)	(166,440)
Net proceeds received from dispositions (Note 4)	74,937	124,421	364,300
(Increase) decrease in acquisition-related deposits	(1,000)	—	36,000
Expenditures for acquisitions of development properties and undeveloped land (Note 3)	—	(173,291)	(311,299)
Expenditures for acquisitions of operating properties (Note 3)	—	(186,258)	(257,340)
Proceeds received from repayment of note receivable	—	—	15,100
Net cash used in investing activities	(542,128)	(1,228,279)	(808,915)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common units (Note 14)	721,665	353,722	130,693
Net proceeds from the issuance of unsecured debt (Note 9)	772,297	499,390	648,537
Repayments of unsecured debt (Note 9)	(150,000)	—	(261,823)
Borrowings on unsecured revolving credit facility	190,000	1,110,000	765,000
Repayments on unsecured revolving credit facility	(435,000)	(910,000)	(690,000)
Principal payments and repayments of secured debt (Note 9)	(5,137)	(76,309)	(3,584)
Financing costs	(6,594)	(6,678)	(6,262)
Repurchase of common units and restricted stock units (Note 15)	(14,082)	(14,556)	(16,553)
Distributions to noncontrolling interests in consolidated property partnerships	(15,247)	(12,952)	(11,803)
Distributions paid to common unitholders	(224,578)	(196,252)	(179,411)
Proceeds from exercise of stock options	—	703	41
Borrowings on unsecured debt	—	—	120,000
Contributions from noncontrolling interests in consolidated property partnerships	—	—	8,273
Net cash provided by financing activities	833,324	747,068	503,108
Net increase (decrease) in cash and cash equivalents and restricted cash	746,786	(94,690)	104,236
Cash and cash equivalents and restricted cash, beginning of year	76,344	171,034	66,798
Cash and cash equivalents and restricted cash, end of year	$823,130	$76,344	$171,034

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Organization and Ownership

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

Our stabilized portfolio of operating properties was comprised of the following properties at December 31, 2020:

	Number of Buildings	Rentable Square Feet (unaudited)	Number of Tenants	Percentage Occupied (unaudited) (1)	Percentage Leased (unaudited)
Stabilized Office Properties (2)	117	14,620,166	447	91.2%	94.3%
_______________________
(1)Represents physical and economic occupancy.
(2)Includes stabilized life science and retail space.

	Number of Projects	Number of Units	2020 Average Occupancy (unaudited)
Stabilized Residential Properties	2	808	72.0%

Our stabilized portfolio includes all of our properties with the exception of development and redevelopment properties currently committed for construction, under construction, or in the tenant improvement phase, undeveloped land and real estate assets held for sale. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We define properties in the tenant improvement phase as office and life science properties that we are developing or redeveloping where the project has reached cold shell condition and is ready for tenant improvements, which may require additional major base building construction before being placed in service. Projects in the tenant improvement phase are added to our stabilized portfolio once the project reaches the earlier of 95% occupancy or one year from the date of the cessation of major base building construction activities. Costs capitalized to construction in progress for development and redevelopment properties are transferred to land and improvements, buildings and improvements, and deferred leasing costs on our consolidated balance sheets at the historical cost of the property as the projects or phases of projects are placed in service.

During the year ended December 31, 2020, we added four development projects to our stabilized portfolio consisting of 750,370 square feet of office space in San Francisco, California, 361,388 square feet of office space in Hollywood, California, 95,871 square feet of retail space and 608 residential units in San Diego, California. As of December 31, 2020, the following properties were excluded from our stabilized portfolio. We did not have any redevelopment properties or properties held for sale at December 31, 2020.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Number of Properties/Projects	Estimated Rentable Square Feet (1) (unaudited)
In-process development projects - tenant improvement	3	1,080,000
In-process development projects - under construction (2)	3	856,000
____________________
(1)Estimated rentable square feet upon completion.
(2)In addition to the estimated office and life science rentable square feet noted above, development projects under construction also include 193 residential units.

Our stabilized portfolio also excludes our future development pipeline, which as of December 31, 2020 was comprised of five future development sites, representing approximately 61 gross acres of undeveloped land.

As of December 31, 2020, all of our properties and development projects were owned and all of our business was conducted in the state of California with the exception of eight stabilized office properties, one development project in the tenant improvement phase and one future development project located in the state of Washington. All of our properties and development projects are 100% owned, excluding four office properties owned by three consolidated property partnerships. Two of the three consolidated property partnerships, 100 First Street Member, LLC (“100 First LLC”) and 303 Second Street Member, LLC (“303 Second LLC”), each owned one office property in San Francisco, California through subsidiary REITs. As of December 31, 2020, the Company owned a 56% common equity interest in both 100 First LLC and 303 Second LLC. The third consolidated property partnership, Redwood City Partners, LLC (“Redwood LLC”) owned two office properties in Redwood City, California. As of December 31, 2020, the Company owned an approximate 93% common equity interest in Redwood LLC. The remaining interests in all three property partnerships were owned by unrelated third parties.

As of December 31, 2020, the Company owned an approximate 99.0% common general partnership interest in the Operating Partnership. The remaining approximate 1.0% common limited partnership interest in the Operating Partnership as of December 31, 2020 was owned by non-affiliated investors and certain of our executive officers and directors. Both the general and limited common partnership interests in the Operating Partnership are denominated in common units. Generally, the number of common units held by the Company is equivalent to the number of outstanding shares of the Company’s common stock, and the rights of all the common units to quarterly distributions and payments in liquidation mirror those of the Company’s common stockholders. The common limited partners have certain redemption rights as provided in the Operating Partnership’s Seventh Amended and Restated Agreement of Limited Partnership, as amended, the “Partnership Agreement”. With the exception of the Operating Partnership and our consolidated property partnerships, all of our subsidiaries are wholly-owned.

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

Partially Owned Entities and Variable Interest Entities

At December 31, 2020 the consolidated financial statements of the Company included two VIEs in addition to the Operating Partnership: 100 First LLC and 303 Second LLC. At December 31, 2020, the Company and the Operating Partnership were determined to be the primary beneficiaries of these two VIEs since we had the ability to control the activities that most significantly impact each of the VIEs’ economic performance. As of December 31, 2020, the two VIEs’ total assets, liabilities and noncontrolling interests included on our consolidated balance sheet were approximately $469.3 million (of which $394.6 million related to real estate held for investment), approximately $33.9 million and approximately $191.9 million, respectively. Revenues, income and net assets generated by 100 First LLC and 303 Second LLC may only be used to settle their contractual obligations, which primarily consist of operating expenses, capital expenditures and required distributions.

At December 31, 2019, the consolidated financial statements of the Company included four VIEs in addition to the Operating Partnership: two of the consolidated property partnerships, 100 First LLC and 303 Second LLC, and two entities established during the fourth quarter of 2019 to facilitate a Section 1031 Exchange. At December 31, 2019, the Company and the Operating Partnership were determined to be the primary beneficiaries of these four VIEs since we had the ability to control the activities that most significantly impact each of the VIEs’ economic performance. At December 31, 2019, the four VIEs’ total assets, liabilities and noncontrolling interests included on our consolidated balance sheet were approximately $676.7 million (of which $598.0 million related to real estate held for investment on our consolidated balance sheet), approximately $40.1 million and approximately $189.6 million, respectively.

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

If the requirements for consolidation are not met, the Company would account for investments under the equity method of accounting if we have the ability to exercise significant influence over the entity. Equity method investments would be initially recorded at cost and subsequently adjusted for our share of net income or loss and cash contributions and distributions each period. The Company did not have any equity method investments at December 31, 2020 or 2019.

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
COVID-19 Lease Modification Accounting Relief

The global impact of the COVID-19 pandemic continues to evolve rapidly. Both of the states where we own properties and/or have development projects (i.e., California and Washington), have reacted to the COVID-19 pandemic by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate and/or restrictions on types of construction projects that may continue. These restrictions have impacted our business, as well as that of our tenants.

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

In April 2020, the FASB staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
with similar characteristics and similar circumstances. The Company has elected to apply such relief and availed itself of the election to avoid performing a lease by lease analysis. In addition, the Company has elected to apply the lease modification accounting framework consistently to leases within the property types in which it invests, specifically office, life science, residential and retail properties.

Significant Accounting Policies

Revenue Recognition

Rental revenue for office, life science and retail operating properties is our principal source of revenue. We recognize revenue from base rent, additional rent (which consists of amounts due from tenants for common area maintenance, real estate taxes, and other recoverable costs), parking and other lease-related revenue once all of the following criteria are met: (i) the agreement has been fully executed and delivered, (ii) services have been rendered, (iii) the amount is fixed or determinable and (iv) payment has been received or the collectability of the amount due is probable. Lease termination fees are amortized over the remaining lease term, if applicable. If there is no remaining lease term, they are recognized when received and realized. Minimum annual rental revenues are recognized in rental revenues on a straight-line basis over the non-cancellable term of the related lease.

Base Rent

The timing of when we commence rental revenue recognition for office, life science and retail properties depends largely on our conclusion as to whether the Company or the tenant is the owner for accounting purposes of tenant improvements at the leased property. When we conclude that we are the owner of tenant improvements for accounting purposes, we record the cost to construct the tenant improvements as an asset and commence rental revenue recognition when the tenant takes possession of or controls the finished space, which is generally when tenant improvements being recorded as our assets are substantially complete. In certain instances, when we conclude that the tenant is the owner of certain tenant improvements for accounting purposes, rental revenue recognition begins when the tenant takes possession or controls the physical use of the leased space, which may occur in phases or for an entire building or project. The determination of who owns the tenant improvements is made on a lease-by-lease basis and has a significant effect on the timing of commencement of revenue recognition.

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

Additional Rent - Reimbursements from Tenants

Additional rent, consisting of amounts due from tenants for common area maintenance, real estate taxes and other recoverable costs, are recognized in rental income in the period the recoverable costs are incurred. Prior to the adoption of Topic 842 on January 1, 2019, such amounts were recognized in revenue as tenant reimbursements. Additional rent where we pay the associated costs directly to third-party vendors and are reimbursed by our tenants are recognized and recorded on a gross basis, with the corresponding expense recognized in property expenses or real estate taxes. Prior to the adoption of Topic 842, recoverable costs were generally recognized and recorded on a gross basis when we were the primary obligor with respect to purchasing goods and services from third-party suppliers, had discretion in selecting the supplier, and had credit risk.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Property Income

Other property income primarily includes amounts recorded in connection with transient daily parking, tenant bankruptcy settlement payments, broken deal income and property damage settlement related payments. Other property income also includes miscellaneous income from tenants, restoration fees and fees for late rental payments. Amounts recorded within other property income fall within the scope of Topic 606 and are recognized as revenue at the point in time when control of the goods or services transfers to the customer and our performance obligation is satisfied. Prior to the adoption of Topic 842 on January 1, 2019, other property income primarily included amounts recorded in connection with lease terminations, tenant bankruptcy settlement payments, broken deal income and property damage settlement payments.

Uncollectible Lease Receivables and Allowances for Tenant and Deferred Rent Receivables

We carry our current and deferred rent receivables net of allowances for amounts that may not be collected. Prior to the adoption of Topic 842 on January 1, 2019, the allowances were increased or decreased through provision for bad debts on our consolidated statements of operations. Upon the adoption of Topic 842 on January 1, 2019, the allowances are increased or decreased through rental income, and our determination of the adequacy of the Company’s allowances for tenant receivables includes a binary assessment of whether or not substantially all of the amounts due under a tenant’s lease agreement are probable of collection. Such assessment involves using a methodology that incorporates a specific identification analysis and an aging analysis and considers the current economic and business environment. This determination requires significant judgment and estimates about matters that are uncertain at the time the estimates are made, including the creditworthiness of specific tenants, specific industry trends and conditions, and general economic trends and conditions. For leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term. For leases that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received from the tenant, including deferred revenue, with any tenant and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in the collectability determination.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquisitions

Acquisitions of operating properties and development and redevelopment opportunities generally do not meet the definition of a business and are accounted for as asset acquisitions, as substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. For these asset acquisitions, we record the acquired tangible and intangible assets and assumed liabilities based on each asset’s and liability’s relative fair value at the acquisition date of the total purchase price plus any capitalized acquisition costs. We record the acquired tangible and intangible assets and assumed liabilities of acquisitions of operating properties and development and redevelopment opportunities that meet the accounting criteria to be accounted for as business combinations at fair value at the acquisition date. Transaction costs associated with asset acquisitions, including costs incurred during negotiation, are capitalized in addition to the purchase price of the acquisition.

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

•For office, life science and retail development and redevelopment properties that are pre-leased, we cease capitalization when revenue recognition commences, which is upon substantial completion of tenant improvements deemed to be the Company’s asset for accounting purposes.

•For office, life science and retail development and redevelopment properties that are not pre-leased, we may not immediately build out the tenant improvements. Therefore, we cease capitalization when revenue recognition commences upon substantial completion of the tenant improvements deemed to be the Company's asset for accounting purposes, but in any event, no later than one year after the cessation of major construction activities. We also cease capitalization on a development or redevelopment property when activities necessary to prepare the property for its intended use have been suspended.

•For office, life science and retail development or redevelopment properties with multiple tenants and phased leasing, we cease capitalization and begin depreciation on the portion of the development or redevelopment property for which revenue recognition has commenced.

•For residential development properties, we cease capitalization when the property is substantially complete and available for occupancy.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Depreciation and Amortization of Buildings and Improvements

The costs of buildings and improvements and tenant improvements are depreciated using the straight-line method of accounting over the estimated useful lives set forth in the table below. Depreciation expense for buildings and improvements for the three years ended December 31, 2020, 2019, and 2018 was $244.8 million, $211.9 million, and $198.6 million, respectively.

Asset Description	Depreciable Lives
Buildings and improvements	25 – 40 years
Tenant improvements	1 – 20 years (1)
____________________
(1)Tenant improvements are amortized over the shorter of the lease term or the estimated useful life.

Real Estate Assets Held for Sale, Dispositions and Discontinued Operations

A real estate asset is classified as held for sale when certain criteria are met, including but not limited to the availability of the asset for immediate sale, the existence of an active program to locate a buyer and the probable sale or transfer of the asset within one year. If such criteria are met, we present the applicable assets and liabilities related to the real estate asset, if material, separately on the balance sheet as held for sale and we would cease to record depreciation and amortization expense. Real estate assets held for sale are reported at the lower of their carrying value or their estimated fair value less the estimated costs to sell. As of December 31, 2020 and 2019, we did not have any properties classified as held for sale.

Property disposals representing a strategic shift that have (or will have) a major effect on the Company’s operations and financial results, such as a major line of business, a major geographical area or a major equity investment, are required to be presented as discontinued operations. If we were to determine that a property disposition represents a strategic shift, the revenues, expenses and net gain (loss) on dispositions of the property would be recorded in discontinued operations for all periods presented through the date of the applicable disposition. The operations of the properties sold during the years ended December 31, 2020, 2019 and 2018 are presented in continuing operations as they did not represent a strategic shift in the Company’s operations and financial results.

The net gains (losses) on dispositions of non-depreciable real estate property, including land, are reported in the consolidated statements of operations as gains (losses) on sale of land within continuing operations in the period the land is sold. The net gains (losses) on dispositions of depreciable real estate property are reported in the consolidated statements of operations as gains on sales of depreciable operating properties within continuing operations in the period the property is sold.

Cash and Cash Equivalents

We consider all highly-liquid investments with original maturities of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consists of cash proceeds from dispositions that are temporarily held at qualified intermediaries for purposes of facilitating potential Section 1031 Exchanges and cash held in escrow related to acquisition and disposition holdbacks. Restricted cash also includes cash held as collateral to provide credit enhancement for the Operating Partnership’s mortgage debt, including cash reserves for capital expenditures, tenant improvements and property taxes. As of December 31, 2020, we had $74.9 million of restricted cash held at qualified intermediaries for the purpose of facilitating Section 1031 Exchanges. In January 2021, the Section 1031 Exchange was terminated and the cash proceeds were released from the qualified intermediary. We did not have any restricted cash held at qualified intermediaries for the purpose of facilitating Section 1031 Exchanges at December 31, 2019.

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

Deferred Leasing Costs

Costs incurred in connection with successful property leasing are capitalized as deferred leasing costs and classified as investing activities in the statement of cash flows. Under Topic 842, initial direct costs include only those costs that are incremental to the arrangement and would not have been incurred if the lease had not been obtained. As a result, subsequent to the adoption of Topic 842 on January 1, 2019, deferred leasing costs consist of leasing commissions paid to external third party brokers and lease incentives, and the Company no longer capitalizes internal leasing costs and third-party legal leasing costs. Prior to the adoption of Topic 842, deferred leasing costs consisted primarily of leasing commissions, lease incentives, legal costs and certain internal payroll costs. Deferred leasing costs are amortized using the straight-line method of accounting over the lives of the leases which generally range from one to 20 years. We may reevaluate the remaining useful lives of leasing costs as the creditworthiness of our tenants and economic and market conditions change. If we determine that the estimated remaining life of a lease has changed, we adjust the amortization period accordingly. Fully amortized deferred leasing costs are written off each quarter.

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

Noncontrolling Interests on the Operating Partnership’s Consolidated Financial Statements

Noncontrolling interests in the Operating Partnership’s consolidated financial statements include the noncontrolling interest in property partnerships (see Note 12 “Noncontrolling Interests on the Operating Partnership’s Consolidated Financial Statements”). As of December 31, 2019, noncontrolling interests in the Operating Partnership’s consolidated financial statements also included the Company’s 1.0% general partnership interest in Kilroy Realty Finance Partnership, L.P. in the permanent equity section of the Operating Partnership’s consolidated balance sheets given that these interests were not convertible or redeemable into any other ownership interest of the Company or the Operating Partnership.

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

Sales of our common stock under forward equity sale agreements (such as those under the forward equity offering entered into in February 2020 and those under the 2018 At-The-Market Program, as discussed in Note 13 “Stockholders’ Equity of the Company”) meet the derivatives and hedging guidance scope exception to be accounted for as equity instruments based on the following assessment: (i) none of the agreements’ exercise contingencies were based on observable markets or indices besides those related to the market for our own stock price and operations; and (ii) none of the settlement provisions precluded the agreements from being indexed to our own stock.

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

Nonvested share-based payment awards (including nonvested restricted stock units (“RSUs”), vested market-measure RSUs and vested dividend equivalents issued to holders of RSUs) containing nonforfeitable rights to dividends or dividend equivalents are accounted for as participating securities and included in the computation of basic and diluted net income available to common stockholders per share pursuant to the two-class method. The dilutive effect of shares issuable under executed forward equity sale agreements, if any, and stock options are reflected in the weighted average diluted outstanding shares calculation by application of the treasury stock method. The dilutive effect of the outstanding nonvested shares of common stock (“nonvested shares”) and RSUs that have not yet been granted but are contingently issuable under the share-based compensation programs is reflected in the weighted average diluted shares calculation by application of the treasury stock method at the beginning of the quarterly period in which all necessary conditions have been satisfied.

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

The dilutive effect of stock options, outstanding nonvested shares, RSUs, awards containing nonforfeitable rights to dividend equivalents and shares issuable under executed forward equity sale agreements, if any, are reflected in diluted net income available to common unitholders per unit in the same manner as noted above for net income available to common stockholders per share.

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

We determine the estimated fair value of financial assets and liabilities utilizing a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. This hierarchy requires the use of observable market data when available. The following is the fair value hierarchy:

•Level 1 – quoted prices for identical instruments in active markets;

•Level 2 – quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
•Level 3 – fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

We determine the fair value for the marketable securities using quoted prices in active markets for identical assets. Our other financial instruments, which are only disclosed at fair value, are comprised of secured debt, unsecured senior notes, unsecured line of credit and unsecured term loan facility.

We generally determine the fair value of our secured debt, unsecured debt, unsecured line of credit and unsecured term loan facility, prior to its repayment in August 2020, by performing discounted cash flow analyses using an appropriate market discount rate. We calculate the market rate by obtaining period-end treasury rates for maturities that correspond to the maturities of our fixed-rate debt and then adding an appropriate credit spread based on information obtained from third-party financial institutions. These credit spreads take into account factors, including but not limited to, our credit profile, the tenure of the debt, amortization period, whether the debt is secured or unsecured, and the loan-to-value ratio of the debt to the collateral. These calculations are significantly affected by the assumptions used, including the discount rate, credit spreads and estimates of future cash flow. We calculate the market rate of our unsecured line of credit and unsecured term loan facility by obtaining the period-end London Interbank Offered Rate (“LIBOR”) and then adding an appropriate credit spread based on our credit ratings, and the amended terms of our unsecured line of credit and unsecured term loan facility agreement. We determine the fair value of each of our publicly traded unsecured senior notes based on their quoted trading price at the end of the reporting period, if such prices are available.

Carrying amounts of our cash and cash equivalents, restricted cash and accounts payable approximate fair value due to their short-term maturities.

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code. To qualify as a REIT, we must distribute annually at least 90% of our adjusted taxable income, as defined in the Code, to our stockholders and satisfy certain other organizational and operating requirements. We generally will not be subject to federal income taxes if we distribute 100% of our taxable income for each year to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes on our taxable income at regular corporate rates and we may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and to federal income taxes and excise taxes on our undistributed taxable income. We believe that we have met all of the REIT distribution and technical requirements for the years ended December 31, 2020, 2019 and 2018, and we were not subject to any federal income taxes (see Note 25 “Tax Treatment of Distributions” for additional information). We intend to continue to adhere to these requirements and maintain the Company’s REIT status. Accordingly, no provision for income taxes has been made in the accompanying financial statements.

In addition, any taxable income from our taxable REIT subsidiaries, which were formed in 2002, 2018, 2019 and 2020, are subject to federal, state, and local income taxes. For the years ended December 31, 2020, 2019 and 2018 the taxable REIT subsidiaries had de minimis taxable income.

Uncertain Tax Positions

We include favorable tax positions in the calculation of tax liabilities if it is more likely than not that our adopted tax position will prevail if challenged by tax authorities.

We evaluated the potential impact of identified uncertain tax positions for all tax years still subject to audit under state and federal income tax law and concluded that we did not have any unrecognized tax benefits or any additional tax liabilities as of December 31, 2020 or 2019. As of December 31, 2020, the years still subject to audit are 2016 through 2020 under the California state income tax law and 2017 through 2020 under the federal income tax law.

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

Segments

We currently operate in one operating segment, our office and life science properties segment.

Concentration of Credit Risk

All of our properties and development and redevelopment projects are owned and all of our business is currently conducted in the state of California with the exception of the ownership and operation of eight office properties, one development project in the tenant improvement phase and one future development project located in the state of Washington. The ability of tenants to honor the terms of their leases is dependent upon the economic, regulatory, and social factors affecting the communities in which our tenants operate.

We have deposited cash with financial institutions that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. As of December 31, 2020 and 2019, we had cash accounts in excess of FDIC insured limits.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
3.    Acquisitions

Operating Property Acquisitions

We did not acquire any operating properties during the year ended December 31, 2020. During the year ended December 31, 2019, we acquired the 19-building creative office campus listed below in one transaction from an unrelated third party.

Property	Date of Acquisition	Number of Buildings	Rentable Square Feet (unaudited)	Purchase Price (in millions) (1)
2019 Acquisitions
3101-3243 La Cienega Boulevard, Culver City, CA (2)	October 15, 2019	19	151,908	$186.0
________________________
(1)Excludes acquisition-related costs.
(2)The results of operations for the properties acquired during 2019 contributed $3.7 million to revenue and a net loss of $0.1 million for the year ended December 31, 2019 primarily due to a write-off of lease-related intangible assets as a result of an early lease termination during the year ended December 31, 2019.

The related assets, liabilities and results of operations of the acquired properties are included in the consolidated financial statements as of the date of acquisition. The following table summarizes the estimated relative fair values of the assets and liabilities assumed at the acquisition date for our 2019 operating property acquisitions:

Total 2019 Operating Property Acquisition (1)
Assets
Land and improvements	$150,561
Buildings and improvements (2)	30,932
Deferred leasing costs and acquisition-related intangible assets (3)	12,063
Right of use ground lease asset (4)	13,334
Total assets acquired	$206,890
Liabilities
Acquisition-related intangible liabilities (5)	$9,950
Ground lease liability (4)	10,940
Total liabilities assumed	$20,890
Net assets and liabilities acquired	$186,000
________________________
(1)The purchase price of the acquisition completed during the year ended December 31, 2019 was less than 10% of the Company’s total assets as of December 31, 2018.
(2)Represents buildings, building improvements and tenant improvements.
(3)Represents in-place leases (approximately $9.2 million with a weighted average amortization period of 3.3 years) and leasing commissions (approximately $2.9 million with a weighted average amortization period of 3.5 years).
(4)We evaluated the ground lease assumed in connection with the 2019 operating property acquisition and concluded it met the criteria to be classified as an operating lease. The discount rate used in determining the present value of the minimum future lease payments was 4.79%. The right of use asset ground lease asset is equal to the ground lease liability adjusted for above and below market intangibles and deferred leasing costs. Refer to Note 18 “Commitments and Contingencies” for further discussion of the Company's ground lease obligations.
(5)Represents below-market leases (approximately $10.0 million with a weighted average amortization period of 3.5 years).

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Development Project Acquisitions

We did not acquire any development sites during the year ended December 31, 2020. During the year ended December 31, 2019, we acquired the following development sites in two transactions from unrelated third parties. The acquisitions were funded from various sources of liquidity including proceeds from the Company’s unsecured revolving credit facility, the issuance of debt and the settlement of the Company’s 2018 forward equity sale agreements.

Project	Date of Acquisition	City/Submarket	Purchase Price (in millions)
2019 Acquisitions
1335 Broadway & 901 Park Boulevard, San Diego, CA (1)	August 19, 2019	East Village	$40.0
Seattle CBD Project (2)	December 12, 2019	Seattle CBD	133.0
Total 2019 Acquisitions			$173.0
_______________________
(1)Excludes acquisition-related costs. In connection with this acquisition, we also recorded $4.0 million in accrued liabilities and environmental remediation liabilities at the date of acquisition, which are not included in the purchase price above. As of December 31, 2019, the purchase price and our current estimate of assumed liabilities are included in undeveloped land and construction in progress and the assumed liabilities are included in accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets.
(2)Excludes acquisition-related costs. In connection with this acquisition, we also recorded $6.3 million in accrued liabilities and environmental remediation liabilities at the date of acquisition, which are not included in the purchase price above. As of December 31, 2019, the purchase price and our current estimate of assumed liabilities are included in undeveloped land and construction in progress and the assumed liabilities are included in accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets. In addition, as of December 31, 2020 and 2019, the Company had $10.0 million in restricted cash, which is excluded from the purchase price above, related to this acquisition which may be payable to the seller only if certain events occur within three years following the date of acquisition.

In addition to the acquisitions listed above, during 2019, we acquired an additional land parcel for an existing development project for $99.5 million.

Acquisition Costs

During the years ended December 31, 2020, 2019, and 2018, we capitalized $0.3 million, $1.6 million, and $3.8 million, respectively, of acquisition costs.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
4.        Dispositions

Operating Property Dispositions

The following table summarizes the operating properties sold during the years ended December 31, 2020, 2019 and 2018:

Location	Month of Disposition	Number of Buildings	Rentable Square Feet (unaudited)	Sales Price (in millions) (1)
2020 Dispositions
331 Fairchild Drive, Mountain View, CA	December	1	87,147	$75.9
Total 2020 Dispositions		1	87,147	$75.9

2019 Dispositions
2829 Townsgate Road, Thousand Oaks, CA	May	1	84,098	$18.3
2211 Michelson Drive, Irvine, CA	October	1	271,556	115.5
Total 2019 Dispositions		2	355,654	$133.8

2018 Dispositions
1310-1327 Chesapeake Terrace, Sunnyvale, CA	November	4	266,982	$160.3
Plaza Yarrow Bay Properties (2)	November	4	279,924	134.5
23925, 23975, & 24025 Park Sorrento, Calabasas, CA	December	3	225,340	78.2
Total 2018 Dispositions		11	772,246	$373.0

____________________
(1)Represents gross sales price before broker commissions and closing costs.
(2)The Plaza Yarrow Bay Properties include the following properties: 10210, 10220 and 10230 NE Points Drive & 3933 Lake Washington Boulevard NE in Kirkland, Washington.

The total gains on the sales of the operating properties sold during the years ended December 31, 2020, 2019 and 2018 were $35.5 million, $36.8 million and $142.9 million, respectively.

Land Dispositions

We did not dispose of any land parcels during the years ended December 31, 2020 and 2019. During the year ended December 31, 2018, in connection with the Plaza Yarrow Bay Properties disposition listed above, we recognized a gain on sale of land of $11.8 million.

Restricted Cash Related to Dispositions

As of December 31, 2020, approximately $74.9 million of net proceeds related to the operating property disposition during the year ended December 31, 2020 were temporarily being held at a qualified intermediary at our direction, for the purpose of facilitating a Section 1031 Exchange. The cash proceeds were included in restricted cash on our consolidated balance sheets at December 31, 2020. During January 2021, the Section 1031 Exchange was terminated and the cash proceeds were released from the qualified intermediary. We did not have any restricted cash related to dispositions or Section 1031 Exchanges as of December 31, 2019.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
5.    Deferred Leasing Costs and Acquisition-Related Intangible Assets and Liabilities, net

The following table summarizes our deferred leasing costs and acquisition-related intangible assets (acquired value of leasing costs, above-market operating leases, and in-place leases) and intangible liabilities (acquired value of below-market operating leases) as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
	(in thousands)
Deferred Leasing Costs and Acquisition-related Intangible Assets, net:
Deferred leasing costs	$300,556	$286,026
Accumulated amortization	(104,277)	(100,145)
Deferred leasing costs, net	196,279	185,881
Above-market operating leases	—	611
Accumulated amortization	—	(116)
Above-market operating leases, net	—	495
In-place leases	40,323	58,076
Accumulated amortization	(25,653)	(31,647)
In-place leases, net	14,670	26,429
Total deferred leasing costs and acquisition-related intangible assets, net	$210,949	$212,805
Acquisition-related Intangible Liabilities, net: (1)
Below-market operating leases	$26,405	$51,263
Accumulated amortization	(13,060)	(27,171)
Below-market operating leases, net	13,345	24,092
Total acquisition-related intangible liabilities, net	$13,345	$24,092
____________________
(1)Included in deferred revenue and acquisition-related intangible liabilities, net in the consolidated balance sheets.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table sets forth amortization related to deferred leasing costs and acquisition-related intangibles for the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Deferred leasing costs (1)	$33,624	$35,779	$34,341
Above-market operating leases (2)	495	192	444
In-place leases (1)	11,759	18,615	15,915
Below-market ground lease obligation (3)	—	—	8
Below-market operating leases (4)	(10,748)	(9,398)	(10,192)
Above-market ground lease obligation (3)	—	—	(101)
Total	$35,130	$45,188	$40,415
____________________
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

The following table sets forth the estimated annual amortization expense related to deferred leasing costs and acquisition-related intangibles as of December 31, 2020 for future periods:

Year	Deferred Leasing Costs	In-Place Leases	Below-Market Operating Leases (1)
	(in thousands)
2021	$31,048	$6,531	$(4,152)
2022	28,334	3,885	(3,167)
2023	24,470	1,534	(1,486)
2024	21,545	584	(812)
2025	19,726	473	(710)
Thereafter	71,156	1,663	(3,018)
Total	$196,279	$14,670	$(13,345)
____________________
(1)Represents estimated annual amortization related to below-market operating leases. Amounts will be recorded as an increase to rental income in the consolidated statements of operations.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
6.    Receivables

Current Receivables, net

Current receivables, net is primarily comprised of contractual rents and other lease-related obligations due from tenants. The balance consisted of the following as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
	(in thousands)
Current receivables	$13,806	$27,660
Allowance for uncollectible tenant receivables (1)	(1,799)	(1,171)
Current receivables, net	$12,007	$26,489
____________________
(1)Refer to Note 2 “Basis of Presentation and Significant Accounting Policies” for discussion of our accounting policies related to the allowance for uncollectible tenant receivables for additional information regarding changes in our allowance for uncollectible tenant receivables.

Deferred Rent Receivables, net

Deferred rent receivables, net consisted of the following as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
	(in thousands)
Deferred rent receivables	$387,462	$339,489
Allowance for deferred rent receivables (1)	(804)	(1,552)
Deferred rent receivables, net	$386,658	$337,937
____________________
(1)Refer to Note 2 “Basis of Presentation and Significant Accounting Policies” for discussion of our accounting policies related to the allowance for deferred rent receivables for additional information regarding changes in our allowance for deferred rent receivables.

7.    Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net consisted of the following at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
	(in thousands)
Furniture, fixtures and other long-lived assets, net	$43,367	$35,286
Prepaid expenses	10,193	18,724
Notes receivable, net (1)	—	1,651
Total prepaid expenses and other assets, net	$53,560	$55,661
____________________
(1)During the year ended December 31, 2020, the balance of the note receivable was written-off and the note receivable was placed on non-accrual status. We do not recognize interest income on non-accrual financing receivables. As of December 31, 2019, the note receivable was shown net of a valuation allowance of approximately $3.6 million.

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

The Company generally guarantees all the Operating Partnership’s unsecured debt obligations including the unsecured revolving credit facility, the unsecured term loan facility and all of the unsecured senior notes. At December 31, 2020 and 2019, the Operating Partnership had $3.7 billion and $3.3 billion, respectively, outstanding in total, including unamortized discounts and deferred financing costs, under these unsecured debt obligations.

In addition, although the remaining $0.3 billion of the Operating Partnership’s debt as of December 31, 2020 and 2019, is secured and non-recourse to the Company, the Company provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments and environmental liabilities.

Debt Covenants and Restrictions

One of the covenants contained within the unsecured revolving credit facility as discussed further below in Note 9 prohibits the Company from paying dividends during an event of default in excess of an amount which results in distributions to us in an amount sufficient to permit us to pay dividends to our stockholders that we reasonably believe are necessary to (a) maintain our qualification as a REIT for federal and state income tax purposes and (b) avoid the payment of federal or state income or excise tax.

9.    Secured and Unsecured Debt of the Operating Partnership

Secured Debt

The following table sets forth the composition of our secured debt as of December 31, 2020 and 2019:

	Annual Stated Interest Rate (1)	GAAP Effective Rate (1)(2)	Maturity Date	December 31,
Type of Debt				2020	2019
				(in thousands)
Mortgage note payable	3.57%	3.57%	December 2026	$166,776	$170,000
Mortgage note payable (3)	4.48%	4.48%	July 2027	87,589	89,502
Total secured debt				$254,365	$259,502
Unamortized Deferred Financing Costs				(783)	(909)
Total secured debt, net				$253,582	$258,593
____________________
(1)All interest rates presented are fixed-rate interest rates.
(2)Represents the effective interest rate including the amortization of initial issuance discounts/premiums excluding the amortization of deferred financing costs.
(3)The secured debt and the related properties that secure this debt are held in a special purpose entity and the properties are not available to satisfy the debts and other obligations of the Company or the Operating Partnership.

The Operating Partnership’s secured debt was collateralized by operating properties with a combined net book value of approximately $222.0 million as of December 31, 2020.

Although our mortgage loans are secured and non-recourse to the Company and the Operating Partnership, the Company provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments and environmental liabilities.

As of December 31, 2020, all of the Operating Partnership’s secured loans contained restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt. The mortgage notes payable are secured by deeds of trust on certain of our properties and the assignment of certain rents and leases associated with those properties.

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

Unsecured Senior Notes - Private Placement

In April 2020, the Operating Partnership entered into a Note Purchase Agreement in connection with the issuance and sale of $350.0 million principal amount of the Operating Partnership’s 4.270% Senior Notes due January 31, 2031 (the “Notes due 2031”), pursuant to a private placement. The Notes due 2031 mature on their due date, unless earlier redeemed or prepaid pursuant to the terms of the Note Purchase Agreement. Interest on the Notes is payable semi-annually in arrears on April 18 and October 18 of each year beginning October 18, 2020.

Unsecured Senior Notes - Early Redemption

In December 2018, at our option, we early redeemed the $250.0 million aggregate principal amount of our outstanding 6.625% unsecured senior notes that were scheduled to mature on June 1, 2020. In connection with our early redemption, we incurred a $12.6 million loss on early extinguishment of debt comprised of an $11.8 million premium paid to the note holders at the redemption date and a $0.8 million write-off of the unamortized discount and unamortized deferred financing costs.

Unsecured Senior Notes

The following table summarizes the balance and significant terms of the registered unsecured senior notes issued by the Operating Partnership and outstanding, including the issuances noted above, and including unamortized discounts of $8.3 million and $6.5 million and unamortized deferred financing costs of $21.6 million and $18.7 million as of December 31, 2020 and 2019, respectively:

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

					Net Carrying Amount as of December 31,
	Issuance date	Maturity date	Stated coupon rate	Effective interest rate (1)	2020	2019
					(in thousands)
2.500% Unsecured Senior Notes (2)	August 2020	November 2032	2.500%	2.560%	$425,000	$—
Unamortized discount and deferred financing costs					(6,332)	—
Net carrying amount					$418,668	$—

4.270% Unsecured Senior Notes (3)	April 2020	January 2031	4.270%	4.270%	$350,000	$—
Unamortized discount and deferred financing costs					(1,825)	—
Net carrying amount					$348,175	$—

3.050% Unsecured Senior Notes (4)	September 2019	February 2030	3.050%	3.064%	$500,000	$500,000
Unamortized discount and deferred financing costs					(5,399)	(5,998)
Net carrying amount					$494,601	$494,002

4.750% Unsecured Senior Notes (5)	November 2018	December 2028	4.750%	4.800%	$400,000	$400,000
Unamortized discount and deferred financing costs					(3,952)	(4,446)
Net carrying amount					$396,048	$395,554

4.350% Unsecured Senior Notes (6)	October 2018	October 2026	4.350%	4.350%	$200,000	$200,000
Unamortized discount and deferred financing costs					(1,012)	(1,186)
Net carrying amount					$198,988	$198,814

4.300% Unsecured Senior Notes (6)	July 2018	July 2026	4.300%	4.300%	$50,000	$50,000
Unamortized discount and deferred financing costs					(246)	(290)
Net carrying amount					$49,754	$49,710

3.450% Unsecured Senior Notes (7)	December 2017	December 2024	3.450%	3.470%	$425,000	$425,000
Unamortized discount and deferred financing costs					(2,321)	(2,907)
Net carrying amount					$422,679	$422,093

3.450% Unsecured Senior Notes (8)	February 2017	February 2029	3.450%	3.450%	$75,000	$75,000
Unamortized discount and deferred financing costs					(347)	(390)
Net carrying amount					$74,653	$74,610

3.350% Unsecured Senior Notes (8)	February 2017	February 2027	3.350%	3.350%	$175,000	$175,000
Unamortized discount and deferred financing costs					(709)	(825)
Net carrying amount					$174,291	$174,175

4.375% Unsecured Senior Notes (9)	September 2015	October 2025	4.375%	4.444%	$400,000	$400,000
Unamortized discount and deferred financing costs					(2,631)	(3,185)
Net carrying amount					$397,369	$396,815

4.250% Unsecured Senior Notes (10)	July 2014	August 2029	4.250%	4.350%	$400,000	$400,000
Unamortized discount and deferred financing costs					(4,567)	(5,100)
Net carrying amount					$395,433	$394,900

3.800% Unsecured Senior Notes (11)	January 2013	January 2023	3.800%	3.800%	$300,000	$300,000
Unamortized discount and deferred financing costs					(560)	(834)
Net carrying amount					$299,440	$299,166

Total Unsecured Senior Notes, Net					$3,670,099	$2,899,839

____________________
(1)Represents the effective interest rate including the amortization of initial issuance discounts, excluding the amortization of deferred financing costs.
(2)Interest on these notes is payable semi-annually in arrears on May 15 and November 15 of each year.
(3)Interest on these notes is payable semi-annually in arrears on April 18 and October 18 of each year.
(4)Interest on these notes is payable semi-annually in arrears on February 15th and August 15th of each year.
(5)Interest on these notes is payable semi-annually in arrears on June 15th and December 15th of each year.
(6)Interest on these notes is payable semi-annually in arrears on April 18th and October 18th of each year.
(7)Interest on these notes is payable semi-annually in arrears on June 15th and December 15th of each year.
(8)Interest on these notes is payable semi-annually in arrears on February 17th and August 17th of each year.
(9)Interest on these notes is payable semi-annually in arrears on April 1st and October 1st of each year.
(10)Interest on these notes is payable semi-annually in arrears on February 15th and August 15th of each year.
(11)Interest on these notes is payable semi-annually in arrears on January 15th and July 15th of each year.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Unsecured Revolving Credit Facility and Term Loan Facility

The following table summarizes the balance and terms of our unsecured revolving credit facility as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
	(in thousands)
Outstanding borrowings	$—	$245,000
Remaining borrowing capacity	750,000	505,000
Total borrowing capacity (1)	$750,000	$750,000
Interest rate (2)	1.14%	2.76%
Facility fee-annual rate (3)	0.200%
Maturity date	July 2022
____________________
(1)We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $600.0 million under an accordion feature under the terms of the unsecured revolving credit facility and unsecured term loan facility.
(2)Our unsecured revolving credit facility interest rate was calculated based on the contractual rate of LIBOR plus 1.000% as of December 31, 2020 and 2019.
(3)Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of December 31, 2020 and 2019, $2.1 million and $3.4 million of unamortized deferred financing costs, respectively, which are included in prepaid expenses and other assets, net on our consolidated balance sheets, remained to be amortized through the maturity date of our unsecured revolving credit facility.

The Company intends to borrow under the unsecured revolving credit facility from time to time for general corporate purposes, to finance development and redevelopment expenditures, to fund potential acquisitions and to potentially repay long-term debt and to supplement cash balances given uncertainties and volatility in market conditions.

In August 2020, the Company repaid in full the $150.0 million unsecured term loan facility. The following table summarizes the balance and terms of our unsecured term loan facility as of December 31, 2019, which is included in unsecured debt, net on our consolidated balance sheets:

December 31, 2019

Outstanding borrowings	$150,000
Remaining borrowing capacity	—
Total borrowing capacity (1)	$150,000
Interest rate (2)	2.85%
Undrawn facility fee-annual rate	0.200%
Maturity date	July 2022
____________________
(1)As of December 31, 2019, $0.7 million of unamortized deferred financing costs remained to be amortized through the maturity date of our unsecured term loan facility.
(2)Our unsecured term loan facility interest rate was calculated based on the contractual rate of LIBOR plus 1.100% as of December 31, 2019.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Debt Covenants and Restrictions

The unsecured revolving credit facility, the unsecured senior notes, the Series A and B Notes due 2026, Series A and B Notes due 2027 and 2029, and Notes due 2031 and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a minimum fixed-charge coverage ratio, a minimum unsecured debt ratio and a minimum unencumbered asset pool debt service coverage ratio. Noncompliance with one or more of the covenants and restrictions could result in the full principal balance of the associated debt becoming immediately due and payable. We believe we were in compliance with all of our debt covenants as of December 31, 2020 and 2019.

Debt Maturities

The following table summarizes the stated debt maturities and scheduled amortization payments as of December 31, 2020:

Year	(in thousands)
2021	$5,342
2022	5,554
2023	305,775
2024	431,006
2025	406,246
Thereafter	2,800,442
Total aggregate principal value (1)	$3,954,365
________________________
(1)     Includes gross principal balance of outstanding debt before the effect of the following at December 31, 2020: $22.4 million of unamortized deferred financing costs for the unsecured senior notes and secured debt and $8.3 million of unamortized discounts for the unsecured senior notes.

Capitalized Interest and Loan Fees

The following table sets forth gross interest expense, including debt discount/premium and deferred financing cost amortization, net of capitalized interest, for the years ended December 31, 2020, 2019 and 2018. The interest expense capitalized was recorded as a cost of development and increased the carrying value of undeveloped land and construction in progress.

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Gross interest expense	$150,325	$129,778	$117,789
Capitalized interest and deferred financing costs	(79,553)	(81,241)	(68,068)
Interest expense	$70,772	$48,537	$49,721

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
10.    Deferred Revenue and Acquisition-Related Intangible Liabilities, net

Deferred revenue and acquisition-related intangible liabilities, net consisted of the following at December 31, 2020 and 2019:

	December 31,
	2020	2019
	(in thousands)
Deferred revenue related to tenant-funded tenant improvements	$88,645	$96,271
Other deferred revenue	26,533	19,125
Acquisition-related intangible liabilities, net (1)	13,345	24,092
Total	$128,523	$139,488
_____________________
(1)See Note 5 “Deferred Leasing Costs and Acquisition-Related Intangible Assets and Liabilities, net” for additional information regarding our acquisition-related intangible liabilities.

Deferred Revenue Related to Tenant-funded Tenant Improvements

During the years ended December 31, 2020, 2019, and 2018, $22.5 million, $19.2 million and $18.4 million, respectively, of deferred revenue related to tenant-funded tenant improvements was amortized and recognized as rental income. The following is the estimated amortization of deferred revenue related to tenant-funded tenant improvements as of December 31, 2020 for the next five years and thereafter:

Year Ending	(in thousands)
2021	$16,216
2022	15,188
2023	13,367
2024	11,325
2025	8,564
Thereafter	23,985
Total	$88,645

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
11.    Noncontrolling Interests on the Company’s Consolidated Financial Statements

Common Units of the Operating Partnership

The Company owned a 99.0% and 98.1% common general partnership interest in the Operating Partnership as of December 31, 2020 and 2019, respectively. The remaining 1.0% and 1.9% common limited partnership interest as of December 31, 2020 and 2019, respectively, was owned by non-affiliated investors and certain of our executive officers and directors in the form of noncontrolling common units. There were 1,150,574 and 2,023,287 common units outstanding held by these investors, executive officers and directors as of December 31, 2020 and 2019, respectively. The decrease in the common units from December 31, 2019 to December 31, 2020 was attributable to 872,713 common unit redemptions.

The noncontrolling common units may be redeemed by unitholders for cash. Except under certain circumstances, we, at our option, may satisfy the cash redemption obligation with shares of the Company’s common stock on a one-for-one basis. If satisfied in cash, the value for each noncontrolling common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable redemption date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $65.4 million and $167.7 million as of December 31, 2020 and 2019, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each noncontrolling common unit in the event of our termination or liquidation. In the event of our termination or liquidation, it is expected in most cases that each common unit would be entitled to a liquidating distribution equal to the liquidating distribution payable in respect of each share of the Company’s common stock.

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
The noncontrolling interests in 100 First LLC and 303 Second LLC as of December 31, 2020 and 2019 were $191.9 million and $189.6 million, respectively. The remaining amount of noncontrolling interests in consolidated property partnerships represents the third party equity interest in Redwood LLC. This noncontrolling interest was $5.6 million and $5.8 million as of December 31, 2020 and 2019, respectively.

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

Forward Equity Offerings and Settlements

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

At-The-Market Stock Offering Programs

Under our at-the-market stock offering programs, which commenced in December 2014 and June 2018, we may offer and sell shares of our common stock from time to time in “at-the-market” offerings. During the year ended December 31, 2018, the Company completed its existing at-the-market stock offering program (the “2014 At-The-Market Program”) under which we sold an aggregate of $300.0 million in gross sales of shares. In June 2018, the Company commenced a new at-the-market stock offering program (the “2018 At-The-Market Program”) under which we may offer and sell shares of our common stock with an aggregate gross sales price of up to $500.0 million. In connection with the 2018 At-The-Market Program, the Company may also, at its discretion, enter into forward equity sale agreements. The use of forward equity sale agreements allows the Company to lock in a share price on the sale of shares of our common stock at the time an agreement is executed, but defer settling the forward equity sale agreements and receiving the proceeds from the sale of shares until a later date.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the year ended December 31, 2019, we executed various 12-month forward equity sale agreements under the 2018 Program with financial institutions acting as forward purchasers to sell 3,147,110 shares of common stock at a weighted average sales price of $80.08 per share before underwriting discounts, commissions and offering expenses. The Company did not receive any proceeds from the sale of its shares of common stock by forward purchasers at the time of sale.

In March 2020, the Company physically settled all forward equity sale agreements entered into in 2019. Upon settlement, the Company issued 3,147,110 shares of common stock for net proceeds of $247.3 million and contributed the net proceeds to the Operating Partnership in exchange for an equal number of units in the Operating Partnership. We did not enter into any forward equity sale agreements under our at-the-market program during the year ended December 31, 2020.

The following table sets forth information regarding settlements of forward equity sale agreements under our at-the-market offering program for the year ended December 31, 2020:

Year Ended December 31, 2020
(in millions, except share and per share data)
Shares of common stock settled during the period	3,147,110
Weighted average price per share of common stock	$80.08
Aggregate gross proceeds	$252.0
Aggregate net proceeds after selling commissions	$247.3

Since commencement of the 2018 At-The-Market program through December 31, 2020, we have sold 3,594,576 shares of common stock under the 2018 At-The-Market Program. As of December 31, 2020, we may offer and sell shares of our common stock having an aggregate gross sales price up to approximately $214.2 million under the 2018 At-The-Market Program.

The Company did not complete any direct sales of common stock under the program during the years ended December 31, 2020 and 2019. During the year ended December 31, 2018, we sold 447,466 shares of common stock under the 2018 At-The-Market Program and 1,369,729 shares of common stock under the 2014 At-The-Market Program. The following table sets forth information regarding direct sales of our common stock under our at-the-market offering programs for the year ended December 31, 2018:

Year Ended December 31, 2018
(in millions, except share and per share data)
Shares of common stock sold during the period	1,817,195
Weighted average price per share of common stock	$73.64
Aggregate gross proceeds	$133.8
Aggregate net proceeds after selling commissions	$132.1

The proceeds from sales were used to fund development expenditures and general corporate purpose. Actual future sales will depend upon a variety of factors, including, but not limited to, market conditions, the trading price of the Company's common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under the 2018 At-The-Market Program.

Common Stock Repurchases

As of December 31, 2020, 4,935,826 shares remained eligible for repurchase under a share repurchase program approved by the Company’s board of directors in 2016. The Company did not repurchase shares of common stock under this program during the three years ended December 31, 2020, 2019 and 2018.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Accrued Dividends and Distributions

The following tables summarize accrued dividends and distributions for the noted outstanding shares of common stock and noncontrolling units as of December 31, 2020 and 2019:

	December 31,
	2020	2019
	(in thousands)
Dividends and Distributions payable to:
Common stockholders	$58,018	$51,418
Noncontrolling common unitholders of the Operating Partnership	575	981
RSU holders (1)	838	820
Total accrued dividends and distribution to common stockholders and noncontrolling unitholders	$59,431	$53,219
_____________________
(1)The amount includes the value of the dividend equivalents that will be paid with additional RSUs (see Note 15 “Share-Based and Other Compensation” for additional information).

	December 31,
	2020	2019
Outstanding Shares and Units:
Common stock (1)	116,035,827	106,016,287
Noncontrolling common units	1,150,574	2,023,287
RSUs (2)	1,638,026	1,651,905
_____________________
(1)The amount includes nonvested shares.
(2)The amount includes nonvested RSUs. Does not include 873,709 and 932,675 market measure-based RSUs because not all the necessary performance conditions have been met as of December 31, 2020 and 2019, respectively. Refer to Note 15 “Share-Based and Other Compensation” for additional information.

14.    Partners’ Capital of the Operating Partnership

Common Units

Issuance of Common Units

In March 2020, the Company physically settled the forward equity sale agreements entered into in February 2020 (see Note 13 “Stockholders’ Equity of the Company”). Upon settlement, the Company issued 5,750,000 shares of common stock for net proceeds of $474.9 million and contributed the net proceeds to the Operating Partnership in exchange for 5,750,000 common units.

In July 2019, the Company physically settled the forward equity sale agreements entered into in August 2018 (see Note 13 “Stockholders’ Equity of the Company”). Upon settlement, the Company issued 5,000,000 shares of common stock for net proceeds of $354.3 million and contributed the net proceeds to the Operating Partnership in exchange for 5,000,000 common units.

At-The-Market Stock Offering Program

In March 2020, the Company physically settled all forward equity sale agreements entered into in 2019. Upon settlement, the Company issued 3,147,110 shares of common stock for net proceeds of $247.3 million and contributed the net proceeds to the Operating Partnership in exchange for an equal number of units in the Operating Partnership. The Company did not issue any shares of common stock under its at-the-market programs and did not contribute any shares of common stock to the Operating Partnership during the year ended December 31, 2019. During the year ended December 31, 2018, the Company utilized its at-the-market stock offering programs to issue shares of common stock. See Note 13 “Stockholders’ Equity of the Company” for additional information. The net

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
offering proceeds contributed by the Company to the Operating Partnership in exchange for common units for the year ended December 31, 2020 and 2018 are as follows:

	Year Ended December 31,
	2020	2018
	(in millions except share and per share data)
Shares of common stock contributed by the Company	3,147,110	1,817,195
Common units exchanged for shares of common stock by the Company	3,147,110	1,817,195
Aggregate gross proceeds	$252.0	$133.8
Aggregate net proceeds after selling commissions	$247.3	$132.1

Common Units Outstanding

The following table sets forth the number of common units held by the Company and the number of common units held by non-affiliated investors and certain of our executive officers and directors in the form of noncontrolling common units as well as the ownership interest held on each respective date:

	December 31, 2020	December 31, 2019
Company owned common units in the Operating Partnership	116,035,827	106,016,287
Company owned general partnership interest	99.0%	98.1%
Noncontrolling common units of the Operating Partnership	1,150,574	2,023,287
Ownership interest of noncontrolling interest	1.0%	1.9%

For a further discussion of the noncontrolling common units during the years ended December 31, 2020 and 2019, refer to Note 11 “Noncontrolling Interests on the Company’s Consolidated Financial Statements.”

Accrued Distributions

The following tables summarize accrued distributions for the noted common units as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
	(in thousands)
Distributions payable to:
General partner	$58,018	$51,418
Common limited partners	575	981
RSU holders (1)	838	820
Total accrued distributions to common unitholders	$59,431	$53,219
_____________________
(1)The amount includes the value of the dividend equivalents that will be paid with additional RSUs (see Note 15 “Share-Based and Other Compensation” for additional information).

	December 31, 2020	December 31, 2019
Outstanding Units:
Common units held by the general partner	116,035,827	106,016,287
Common units held by the limited partners	1,150,574	2,023,287
RSUs (1)	1,638,026	1,651,905
_____________________
(1)Does not include 873,709 and 932,675 market measure-based RSUs because not all the necessary performance conditions have been met as of December 31, 2020 and 2019, respectively. Refer to Note 15 “Share-Based and Other Compensation” for additional information.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
15.    Share-Based and Other Compensation

Stockholder Approved Share-Based Incentive Compensation Plan

As of December 31, 2020, we maintained one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan, as amended (the “2006 Plan”). The Company has a currently effective registration statement registering 10.7 million shares of our common stock for possible issuance under our 2006 Incentive Award Plan. As of December 31, 2020, approximately 1.5 million shares were available for grant under the 2006 Plan. The calculation of shares available for grant is presented after taking into account a reserve for a sufficient number of shares to cover the vesting and payment of 2006 Plan awards that were outstanding on that date, including performance-based vesting awards at (i) levels actually achieved for the performance conditions (as defined below) for which the performance period has been completed and (ii) at maximum levels for the other performance and market conditions (as defined below) for awards still in a performance period.

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

2020, 2019 and 2018 Share-Based Compensation Grants

In January 2020, the Executive Compensation Committee of the Company’s Board of Directors awarded 263,626 restricted stock units (“RSUs”) to certain officers of the Company under the 2006 Plan, which included 154,267 RSUs (at the target level of performance) that are subject to market and/or performance-based vesting requirements (the “2020 Performance-Based RSUs”) and 109,359 RSUs that are subject to time-based vesting requirements (the “2020 Time-Based RSUs”). During the year ended December 31, 2020, 5,148 2020 Time-Based RSUs, 12,263 2020 Performance-Based RSUs and 6,441 time-based and performance-based RSUs that were granted in prior years were forfeited.

In February 2019, the Executive Compensation Committee of the Company’s Board of Directors awarded 288,378 RSUs to certain officers of the Company under the 2006 Plan, which included 143,396 RSUs (at the target level of performance) that are subject to market and/or performance-based vesting requirements (the “2019 Performance-Based RSUs”) and 144,982 RSUs that are subject to time-based vesting requirements (the “2019 Time-Based RSUs”). During the year ended December 31, 2019, 10,733 2019 Time-Based RSUs, 24,353 2019 Performance-Based RSUs and 98,844 time vest and performance RSUs that were granted in prior years were forfeited.

In connection with entering into an amended employment agreement (the “Amended Employment Agreement”), on December 27, 2018, the Compensation Committee of the Company’s Board of Directors awarded John Kilroy, the Chairman of the Board of Directors and Chief Executive Officer of the Company and the Operating Partnership, 483,871 RSUs, providing an additional retention incentive during the term of the agreement and enticing Mr. Kilroy to delay his retirement. Of these RSUs awarded, 266,130 RSUs (at the target level of performance) are subject to market-based vesting requirements and 217,741 RSUs are subject to time-based vesting requirements. In addition to Mr. Kilroy’s award, the Compensation Committee of the Company’s Board of Directors awarded 161,290 RSUs to certain members of management. Of these RSUs awarded, 80,647 RSUs (at the target level of performance) are subject to market-based vesting requirements (together totaling 346,777 target RSUs with Mr. Kilroy’s award, the “December 2018 Market-Based RSUs”) and 80,643 RSUs are subject to time-based vesting requirements (together totaling 298,384 RSUs with Mr. Kilroy’s award, the “December 2018 Time-Based RSUs”).

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

    December 2018 Market-Based RSU Grant

Between 0% and 200% of the total 346,777 target number of December 2018 Market-Based RSUs will be eligible to vest based on the Company’s relative total shareholder return (“TSR”) versus a comparative group of companies that consist of companies in the SNL US REIT Office Index over the performance period. An initial number of RSUs (the “Initial Number of RSUs”) will be determined at the end of 2021 based on a three year performance period (consisting of calendar years 2019 through 2021). Once the Initial Number of RSUs is determined, 75% of the Initial Number of RSUs will be scheduled to vest on January 5, 2022. The remaining 25% of the Initial Number of RSUs will be scheduled to vest on January 5, 2023, subject to adjustment based on the Company’s relative TSR for the entire four-year performance period (2019 through 2022). The December 2018 Market-Based RSUs are also subject to service vesting requirements through the scheduled vest dates.

Each December 2018 Market-Based RSU represents the right to receive one share of our common stock in the future, subject to, and as modified by, the Company’s level of achievement of the applicable market conditions. The December 27, 2018 grant date fair value of the December 2018 Market-Based RSUs was $23.8 million. The fair value was calculated using a Monte Carlo simulation pricing model based on the assumptions in the table below. For the years ended December 31, 2020, 2019 and 2018, we recorded compensation expense based upon the $68.66 grant date fair value per share. Compensation expense for the December 2018 Market-Based RSUs is recognized using a graded vesting approach, where 75% of the fair value will be recognized on a straight-line basis over the three-year initial performance period through the end of 2021, and the remaining 25% of the fair value will be recognized on a straight-line basis over the four-year final performance period through the end of 2022. The following table summarizes the assumptions utilized in the Monte Carlo simulation pricing models:

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

    2020, 2019 and 2018 Annual Performance-Based RSU Grants

The 2020 Performance-Based RSUs are scheduled to vest at the end of a three year period (consisting of calendar years 2020-2022). A target number of 2020 Performance-Based RSUs were awarded, and the final number of 2020 Performance-Based RSUs that vest (which may be more or less than the target number) will be based upon (1) the achievement of pre-set FFO per share goals for the year ending December 31, 2020 that applies to 100% of the Performance-Based RSUs awarded (the “2020 FFO Performance Condition”) and (2) a performance measure that applies to 50% of the award based upon a measure of the Company’s average debt to EBITDA ratio for the three year performance period (the “2020 Debt to EBITDA Ratio Performance Condition”) and a market measure that applies to the other 50% of the award based upon the relative ranking of the Company’s total stockholder return for the three year performance period compared to the total stockholder returns of an established comparison group of companies over the same period (the “2020 Market Condition”). The 2020 Performance-Based RSUs are also subject to a three year service vesting provision (the “service vesting condition”) and are scheduled to cliff vest on the date the final vesting percentage is determined following the end of the three year performance period under the

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
awards. The 2020 FFO Performance Condition was achieved at 100% of target for all participants. The number of 2020 Performance-Based RSUs ultimately earned could fluctuate from the target number of 2020 Performance-Based RSUs granted based upon the levels of achievement for the 2020 Debt to EBITDA Ratio Performance Condition, the 2020 Market Condition, and the extent to which the service vesting condition is satisfied. The estimate of the number of 2020 Performance-Based RSUs earned is evaluated quarterly during the performance period based on our estimate for each of the performance conditions measured against the applicable goals. Compensation expense for the 2020 Performance-Based RSU grant is recognized on a straight-line basis over the requisite service period for each participant, which is generally the three year service period.

The 2019 Performance-Based RSUs are scheduled to vest at the end of a three year period (consisting of calendar years 2019-2021). A target number of 2019 Performance-Based RSUs were awarded, and the final number of 2019 Performance-Based RSUs that vest (which may be more or less than the target number) will be based upon (1) the achievement of pre-set FFO per share goals for the year ending December 31, 2019 that applies to 100% of the Performance-Based RSUs awarded (the “2019 FFO Performance Condition”) and (2) a performance measure that applies to 50% of the award based upon a measure of the Company’s average debt to EBITDA ratio for the three year performance period (the “2019 Debt to EBITDA Ratio Performance Condition”) and a market measure that applies to the other 50% of the award based upon the relative ranking of the Company’s total stockholder return for the three year performance period compared to the total stockholder returns of an established comparison group of companies over the same period (the “2019 Market Condition”). The 2019 Performance-Based RSUs are also subject to a three year service vesting provision (the “service vesting condition”) and are scheduled to cliff vest on the date the final vesting percentage is determined following the end of the three year performance period under the awards. The 2019 FFO Performance Condition was achieved at 175% of target for one participant and 150% of target for all other participants. The number of 2019 Performance-Based RSUs ultimately earned could fluctuate from the target number of 2019 Performance-Based RSUs granted based upon the levels of achievement for the 2019 Debt to EBITDA Ratio Performance Condition, the 2019 Market Condition, and the extent to which the service vesting condition is satisfied. The estimate of the number of 2019 Performance-Based RSUs earned is evaluated quarterly during the performance period based on our estimate for each of the performance conditions measured against the applicable goals. Compensation expense for the 2019 Performance-Based RSU grant is recognized on a straight-line basis over the requisite service period for each participant, which is generally the three year service period.

The 2018 Performance-Based RSUs are scheduled to vest at the end of a three year period (consisting of calendar years 2018-2020). A target number of 2018 Performance-Based RSUs were awarded, and the final number of 2018 Performance-Based RSUs that vest (which may be more or less than the target number) will be based upon (1) the achievement of pre-set FFO per share goals for the year ending December 31, 2018 that applies to 100% of the Performance-Based RSUs awarded (the “2018 FFO Performance Condition”) and (2) a performance measure that applies to 50% of the award based upon a measure of the Company’s average debt to EBITDA ratio for the three year performance period (the “2018 Debt to EBITDA Ratio Performance Condition” and together with the 2018 FFO Performance Condition, the “2018 Performance Conditions”) and a market measure that applies to the other 50% of the award based upon the relative ranking of the Company’s TSR for the three year performance period compared to the TSR of an established comparison group of companies over the same period (the “2018 Market Condition”). Based on the combined results of the 2018 Performance Conditions and the 2018 Market Condition, the 2018 Performance-Based RSUs achieved a weighted average of 219% for one participant and 175% for the others of their target level of performance.

As of December 31, 2020, the estimated number of RSUs earned for the 2020 and 2019 Performance-Based RSUs and the actual number of RSUs earned for the 2018 Performance-Based RSUs was as follows:

	2020 Performance-Based RSUs	2019 Performance-Based RSUs	2018 Performance-Based RSUs
Service vesting period	January 31, 2020 - January, 2023	February 1, 2019 - January, 2022	February 14, 2018 - January, 2021
Target RSUs granted	154,267	143,396	158,205
Estimated RSUs earned (1)	142,004	220,151	229,748
Date of valuation	January 31, 2020	February 1, 2019	February 14, 2018
_____________________

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(1)Estimated RSUs earned for the 2020 Performance-Based RSUs are based on the actual achievement of the 2020 FFO Performance Condition and for the 2020 Debt to EBITDA Ratio Performance Condition, assumes 100% of the target level of achievement for all participants, and target level of achievement of the 2020 Market Condition. Estimated RSUs earned for the 2019 Performance-Based RSUs are based on the actual achievement of the 2019 FFO Performance Condition and assume target level achievement of the 2019 Market Condition and maximum level of achievement of the 2019 Debt to EBITDA Ratio Performance Condition. The 2018 Performance-Based RSUs earned are based on actual performance of the 2018 Performance Conditions and the 2018 Market Condition.

Each Performance-Based RSU represents the right to receive one share of our common stock in the future, subject to, and as modified by, the Company’s level of achievement of the applicable performance and market conditions. The fair values of the 2020 Performance-Based RSUs, 2019 Performance-Based RSUs and 2018 Performance-Based RSUs were $12.9 million at January 31, 2020, $10.2 million at February 1, 2019, and $10.8 million at February 14, 2018, respectively. The fair values for the awards with market conditions were calculated using a Monte Carlo simulation pricing model based on the assumptions in the table below. The determination of the fair value of the 2020, 2019 and 2018 Performance-Based RSUs takes into consideration the likelihood of achievement of the 2020, 2019 and 2018 Performance Conditions and the 2020, 2019 and 2018 Market Conditions, respectively, as discussed above. The following table summarizes the assumptions utilized in the Monte Carlo simulation pricing models:

	2020 Award Fair Value Assumptions	2019 Award Fair Value Assumptions	2018 Award Fair Value Assumptions
Valuation date	January 31, 2020	February 1, 2019	February 14, 2018
Fair value per share on valuation date	$84.54	$72.57	$70.08
Expected share price volatility	17.0%	19.0%	20.0%
Risk-free interest rate	1.35%	2.48%	2.37%

The computation of expected volatility was based on a blend of the historical volatility of our shares of common stock over a period of twice the remaining performance period as of the grant date and implied volatility data based on the observed pricing of six month publicly-traded options on shares of our common stock. The risk-free interest rate was based on the yield curve on zero-coupon U.S. Treasury STRIP securities in effect at January 31, 2020, February 1, 2019, and February 14, 2018.

Compensation expense for the Performance-Based RSUs is recognized on a straight-line basis over the requisite service period for each participant, which is generally the three-year service period. As of December 31, 2020, the number of 2020 Performance-Based RSUs estimated to be earned based on the Company’s estimate of the performance conditions measured against the applicable goals was 142,004, and the compensation cost recorded to date for this program was based on that estimate. For the portion of the 2020 Performance-Based RSUs subject to the 2020 Market Condition, for the year ended December 31, 2020, we recorded compensation expense based upon the $84.54 fair value per share at January 31, 2020. Compensation expense will be variable for the portion of the 2020 Performance-Based RSUs subject to the 2020 Debt to EBITDA Ratio Performance Condition, based upon the outcome of that condition. As of December 31, 2020, the number of 2019 Performance-Based RSUs estimated to be earned based on the Company’s estimate of the performance conditions measured against the applicable goals was 220,151, and the compensation cost recorded to date for this program was based on that estimate. For the portion of the 2019 Performance-Based RSUs subject to the 2019 Market Condition, for the years ended December 31, 2020 and 2019, we recorded compensation expense based upon the $72.57 fair value per share at February 1, 2019. Compensation expense will be variable for the portion of the 2019 Performance-Based RSUs subject to the 2019 Debt to EBITDA Performance Condition, based upon the outcome of that condition. For the years ended December 31, 2020, 2019 and 2018, we recorded compensation expense for the portion of the 2018 Performance-Based RSUs subject to the 2018 Market Condition based upon the $70.08 fair value per share at February 14, 2018 and for the portion of the 2018 Performance-Based RSUs subject to the 2018 Debt to EBITDA Ratio Performance Condition, based on the stock price at date of grant multiplied by the number of RSUs estimated to be earned at December 31 of each year. As of December 31, 2020, net of forfeitures, 229,748 RSUs were estimated to be earned.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Annual 2020, 2019 and 2018 and December 2018 Time-Based RSU Grants

The annual 2020, 2019 and 2018 Time-Based RSUs are scheduled to vest in equal installments over the periods listed below. The 2020 Time-Based RSUs are scheduled to vest in three equal annual installments beginning on January 5, 2021 through January 5, 2023. The 2019 Time-Based RSUs are scheduled to vest in three equal annual installments beginning on January 5, 2020 through January 5, 2022. The December 2018 Time-Based RSUs are scheduled to vest 50% on January 5, 2022 and 50% on January 5, 2023. The 2018 Time-Based RSUs are scheduled to vest in three equal annual installments beginning on January 5, 2019 through January 5, 2021. Compensation expense for the December 2018 and annual 2020, 2019 and 2018 Time-Based RSUs is recognized on a straight-line basis over the requisite service period, which is generally the explicit service period. However, for one participant there is a shorter service period for their December 2018 Time-Based RSUs. Each Time-Based RSU represents the right to receive one share of our common stock in the future, subject to continued employment through the applicable vesting date, unless accelerated upon separation of employment. During the year ended December 31, 2020, the vesting of 54,735 Time-Based RSUs was accelerated due to separation of employment. The total fair value of the Time-Based RSUs is based on the Company's closing share price on the NYSE on the respective fair valuation dates as detailed in the table below:

	2020 Time-Based RSU Grant	2019 Time-Based RSU Grant	December 2018 Time-Based RSU Grant	2018 Time-Based RSU Grant (1)
Service vesting period	January 31, 2020 - January 5, 2023	February 1, 2019 - January 5, 2022	December 27, 2018 - January 5, 2023	January & February 2018 - January 5, 2021
Fair value on valuation date (in millions)	$9.0	$10.1	$18.5	$8.4
Fair value per share	$82.57	$69.89	$62.00	$70.37
Date of fair valuation	January 31, 2020	February 1, 2019	December 27, 2018	January & February 2018
____________________
(1)The 2018 Time-Based RSUs consist of 56,015 RSUs granted on January 29, 2018 at a fair value per share of $70.37 and 67,818 RSUs granted on February 14, 2018 at a fair value per share of $66.46.

Summary of Performance and Market-Measure Based RSUs

A summary of our performance and market-measure based RSU activity from January 1, 2020 through December 31, 2020 is presented below:

	Nonvested RSUs		Vested RSUs	Total RSUs
	Amount	Weighted-Average Fair Value Per Share
Outstanding at January 1, 2020	932,675	$71.04	36,679	969,354
Granted	154,267	85.08	38,313	192,580
Vested	(230,334)	74.71	230,334	—
Settled (1)	—	—	(259,954)	(259,954)
Issuance of dividend equivalents (2)	29,561	62.21	1,407	30,968
Forfeited	(12,460)	84.54	(4)	(12,464)
Outstanding as of December 31, 2020 (3)	873,709	$72.06	46,775	920,484
____________________
(1)Represents vested RSUs that were settled in shares of the Company’s common stock. Total shares settled include 125,928 shares that were tendered in accordance with the terms of the 2006 Plan to satisfy minimum statutory tax withholding requirements related to the RSUs settled. We accept the return of RSUs at the current quoted closing share price of the Company’s common stock to satisfy tax obligations.
(2)Represents the issuance of dividend equivalents earned on the underlying RSUs. The dividend equivalents vest based on terms specified under the related RSU award agreement.
(3)Outstanding RSUs as of December 31, 2020 represent the actual achievement of the FFO performance conditions and assumes target levels for the market and other performance conditions. The number of restricted stock units ultimately earned is subject to change based upon actual performance over the three-year vesting period. Dividend equivalents earned will vest along with the underlying award and are also subject to changes based on the number of RSUs ultimately earned for each underlying award.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of our performance and market-measure based RSU activity for the years ended December 31, 2020, 2019 and 2018 is presented below:

	RSUs Granted		RSUs Vested
Years ended December 31,	Non-Vested RSUs Granted (1)	Weighted-Average Fair Value Per Share	Vested RSUs	Total Vest-Date Fair Value (in thousands)
2020	154,267	$85.08	(270,054)	$19,471
2019	231,191	71.12	(265,737)	18,703
2018	601,012	68.51	(265,918)	18,906
____________________
(1)Non-vested RSUs granted are based on the actual achievement of the FFO performance conditions and assumes target level achievement for the market and other performance conditions.

Summary of Time-Based RSUs

A summary of our time-based RSU activity from January 1, 2020 through December 31, 2020 is presented below:

	Nonvested RSUs		Vested RSUs	Total RSUs
	Amount	Weighted Average Fair Value Per Share
Outstanding at January 1, 2020	543,848	$66.66	1,071,378	1,615,226
Granted	120,769	79.74	—	120,769
Vested	(173,796)	70.83	173,796	—
Settled (1)			(181,462)	(181,462)
Issuance of dividend equivalents (2)	15,523	61.80	34,812	50,335
Forfeited	(11,979)	77.58	—	(11,979)
Canceled (3)			(1,638)	(1,638)
Outstanding as of December 31, 2020	494,365	$67.97	1,096,886	1,591,251
____________________
(1)Represents vested RSUs that were settled in shares of the Company’s common stock. Total shares settled include 67,316 shares that were tendered in accordance with the terms of the 2006 Plan to satisfy minimum statutory tax withholding requirements related to the RSUs settled. We accept the return of RSUs at the current quoted closing share price of the Company’s common stock to satisfy tax obligations.
(2)Represents the issuance of dividend equivalents earned on the underlying RSUs. The dividend equivalents vest based on terms specified under the related RSU award agreement.
(3)For shares vested but not yet settled, we accept the return of RSUs at the current quoted closing share price of the Company’s common stock to satisfy minimum statutory tax-withholding requirements related to either the settlement or vesting of RSUs in accordance with the terms of the 2006 Plan.

A summary of our time-based RSU activity for the years ended December 31, 2020, 2019 and 2018 is presented below:

	RSUs Granted		RSUs Vested
Year ended December 31,	Non-Vested RSUs Issued	Weighted-Average Grant Date Fair Value Per Share	Vested RSUs	Total Vest-Date Fair Value (1) (in thousands)
2020	120,769	$79.74	(208,608)	$15,066
2019	153,005	70.31	(182,219)	12,227
2018	437,216	64.21	(214,131)	14,768
____________________
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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Summary of Nonvested Restricted Stock

We did not have any nonvested restricted stock at January 1, 2020 and 2019 or December 31, 2020 and 2019. A summary of our nonvested and vested restricted stock activity for the year ended December 31, 2018 is presented below:

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

Share-Based Compensation Cost Recorded During the Period

Share-based compensation costs for the year ended December 31, 2020 include $4.5 million of accelerated share-based compensation costs related to severance packages, including for the departure of an executive officer. The total compensation cost for all share-based compensation programs was $37.6 million, $32.8 million and $35.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. Of the total share-based compensation costs, $7.4 million, $5.8 million and $8.0 million was capitalized as part of real estate assets and for 2018, deferred leasing costs, for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, there was approximately $35.1 million of total unrecognized compensation cost related to nonvested incentive awards granted under share-based compensation arrangements that is expected to be recognized over a weighted-average period of 1.4 years. The remaining compensation cost related to these nonvested incentive awards had been recognized in periods prior to December 31, 2020. The $35.1 million of unrecognized compensation costs does not reflect the future compensation cost related to share-based awards that were granted subsequent to December 31, 2020.

Severance Compensation

For the year ended December 31, 2020, compensation costs included in general and administrative expenses on our consolidated statements of operations include $14.1 million of cash severance costs related to the departure of an executive officer, in addition to the accelerated share-based compensation costs noted in the paragraph above.

Other Compensation

On December 27, 2018, the Executive Compensation Committee of the Company’s Board approved, and the Company and the Operating Partnership entered into the Amended Employment Agreement with John Kilroy, which amends and supersedes the existing employment agreement dated January 1, 2012. Except as noted below, the Amended Employment Agreement continues Mr. Kilroy’s employment on terms substantially similar to those of the existing employment agreement, with a new term scheduled to continue through December 31, 2023. The Amended Employment Agreement includes a cash retirement benefit of $13.2 million, or $16.2 million for a retirement at or after attaining age 73, with at least twelve months’ advance notice or at or after the end of the term of the agreement. For the year ended December 31, 2018, the Company recognized $12.1 million of compensation expense in general and administrative expenses on the consolidated statement of operations, representing the present value of the potential cash retirement benefit amount that was earned based on prior service. For the years ended December 31, 2020 and 2019, the Company recognized $1.5 million of compensation expense in general and administrative expenses on the consolidated statement of operations related to the Amended Employment Agreement.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
16.    Employee Benefit Plans

401(k) Plan

We have a retirement savings plan designed to qualify under Section 401(k) of the Code (the “401(k) Plan”). Our employees are eligible to participate in the 401(k) Plan on the first day of the month after three months of service. The 401(k) Plan allows eligible employees (“401(k) Participants”) to defer up to 60% of their eligible compensation on a pre-tax basis, subject to certain maximum amounts allowed by the Code. The 401(k) Plan provides for a matching contribution by the Company in an amount equal to 50 cents of each one dollar of participant contributions up to a maximum of 10% of the 401(k) Participant’s annual salary. 401(k) Participants vest immediately in the amounts contributed by us. For each of the years ended December 31, 2020, 2019, and 2018, we contributed $1.6 million, $1.6 million and $1.5 million, respectively, to the 401(k) Plan.

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

See Note 19 “Fair Value Measurements and Disclosures” for further discussion of our Deferred Compensation Plan assets as of December 31, 2020 and 2019. Our liability of $27.4 million and $27.0 million under the Deferred Compensation Plan was fully funded as of December 31, 2020 and 2019, respectively.

17.    Rental Income and Future Minimum Rent

Our rental income is primarily comprised of payments defined under leases and are either subject to scheduled fixed increases or adjustments in rent based on the Consumer Price Index. Additionally, rental income includes variable payments for tenant reimbursements of property-related expenses and payments based on a percentage of tenant’s sales.

The table below sets forth the allocation of rental income between fixed and variable payments and net collectability reversals or recoveries for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019

Fixed lease payments	$786,860	$708,362
Variable lease payments	124,443	115,915
Net collectability (reversals) recoveries (1)	(18,997)	2,195
Total rental income	$892,306	$826,472
____________________
(1)Represents adjustments to rental income related to our assessment of the collectability of amounts due under leases with our tenants. For the year ended December 31, 2020, includes $18.4 million of write-offs related to the cumulative impact of transitioning certain tenants to a cash basis of reporting primarily as a result of the COVID-19 pandemic. Also includes a $0.6 million net increase to the allowance for doubtful accounts, which includes the impact of $2.2 million of reversals to the allowance for doubtful account for tenants that had an allowance at January 1, 2020 and were subsequently transitioned to a cash basis of reporting during 2020. These reversals are included in the $18.4 million of write-offs above.

We have operating leases with tenants that expire at various dates through 2044 and are either subject to scheduled fixed increases or adjustments in rent based on the Consumer Price Index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
contractual minimum rent under operating leases, which includes amounts contractually due from leases that are on a cash basis of reporting due to creditworthiness considerations, as of December 31, 2020 for future periods is summarized as follows:

Year Ending	(in thousands)
2021	$731,169
2022	804,488
2023	788,214
2024	750,051
2025	719,274
Thereafter	3,455,201
Total (1)	$7,248,397
____________________
(1)Excludes residential leases and leases with a term of one year or less.

18.    Commitments and Contingencies

General

As of December 31, 2020, we had commitments of approximately $614.9 million, excluding our ground lease commitments, for contracts and executed leases directly related to our operating and development properties.

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

To determine the discount rates used to calculate the present value of the minimum future lease payments for our ground leases, we used a hypothetical curve derived from unsecured corporate borrowing rates over the lease term. The weighted average discount rate used to determine the present value of our minimum lease payments was 5.11%. As of December 31, 2020, the weighted average remaining lease term of our ground leases is 54 years. For the years ended December 31, 2020 and 2019, variable lease costs totaling $3.0 million and $2.9 million, respectively, were recorded to ground leases expense on our consolidated statements of operations.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The minimum commitment under our ground leases as of December 31, 2020 for future periods is as follows:

Year Ending	(in thousands)
2021	$5,641
2022	5,642
2023	5,662
2024	5,662
2025	5,662
Thereafter	280,723
Total undiscounted cash flows (1)(2)(3)(4)(5)(6)	$308,992
Present value discount	(211,214)
Ground lease liabilities	$97,778
________________________
(1)Excludes contingent future rent payments based on gross income or adjusted gross income and reflects the minimum ground lease obligations before the impact of ground lease extension options.
(2)    One of our ground lease obligations is subject to a fair market value adjustment every five years; however, the lease includes ground rent subprotection and infrastructure rent credits which currently limit our annual rental obligations to $1.0 million. The contractual obligations for that ground lease included above assumes the lesser of $1.0 million or annual lease rental obligation in effect as of December 31, 2020.
(3)    One of our ground lease obligations includes a component which is based on the percentage of gross income that exceeds the minimum ground rent. The minimum rent is subject to increases every five years based on 50% of the average annual percentage rent for the previous five years. The contractual obligations for that lease included above assume the current annual ground lease obligation in effect at December 31, 2020 for the remainder of the lease term since we cannot predict future adjustments.
(4)    One of our ground lease obligations is subject to a fair market value adjustment every five years based on a combination of CPI adjustments and third-party appraisals limited to maximum increases annually. The contractual obligations for that lease included above assume the current annual ground lease obligation in effect at December 31, 2020 for the remainder of the lease term since we cannot predict future adjustments.
(5)    One of our ground lease obligations includes a component which is based on the percentage of adjusted gross income that exceeds the minimum ground rent. The minimum rent is subject to increases every 10 years by an amount equal to 60% of the average annual percentage rent for the previous three years. The contractual obligations for this lease included above assume the current annual ground lease obligation in effect at December 31, 2020 for the remainder of the lease term since we cannot predict future adjustments.
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

As of December 31, 2020 and 2019, we had accrued environmental remediation liabilities of approximately $71.3 million and $80.7 million, respectively, recorded on our consolidated balance sheets in connection with certain of our in-process and future development projects. The accrued environmental remediation liabilities represent the remaining costs we estimate we will incur prior to and during the development process at various development acquisition sites. These estimates, which we developed with the assistance of third party experts, consist primarily of the removal of contaminated soil, performing environmental closure activities, constructing remedial systems, and other related costs since we are required to dispose of any existing contaminated soil, and sometimes perform other environmental closure or remedial activities, when we develop new buildings at these sites.

We record estimated environmental remediation obligations for acquired properties at the acquisition date when we are aware of such costs and when such costs are probable of being incurred and can be reasonably estimated. Estimated costs related to development environmental remediation liabilities are recorded as an increase to the cost of the development project. Actual costs are recorded as a decrease to the liability when incurred. These accruals are adjusted as an increase or decrease to the development project costs and as an increase or decrease to the accrued environmental remediation liability if we obtain further information or circumstances change. The environmental remediation obligations recorded at December 31, 2020 and 2019 were not discounted to their present values since the amount and timing of cash payments are not fixed. It is possible that we could incur additional environmental

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
remediation costs in connection with these development projects.  However, potential additional environmental costs for these development projects cannot be reasonably estimated at this time and certain changes in estimates could occur as the site conditions, final project timing, design elements, actual soil conditions and other aspects of the projects, which may depend upon municipal and other approvals beyond the control of the Company, are determined.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
19.    Fair Value Measurements and Disclosures

Assets and Liabilities Reported at Fair Value

The only assets we record at fair value on our consolidated financial statements are the marketable securities related to our Deferred Compensation Plan (see Note 16 “Employee Benefit Plans” for additional information). The following table sets forth the fair value of our marketable securities as of December 31, 2020 and 2019:

	Fair Value (Level 1) (1)
	2020	2019
Description	(in thousands)
Marketable securities (2)	$27,481	$27,098
____________________
(1)Based on quoted prices in active markets for identical securities.
(2)The marketable securities are held in a limited rabbi trust.

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

The following table sets forth the net gain (loss) on marketable securities recorded during the years ended December 31, 2020, 2019 and 2018:

	December 31,
	2020	2019	2018
Description	(in thousands)
Net gain (loss) on marketable securities	$2,864	$3,885	$(1,851)

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our other financial instruments as of December 31, 2020 and 2019:

	December 31,
	2020		2019
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
	(in thousands)
Liabilities
Secured debt, net	$253,582	$282,559	$258,593	$272,997
Unsecured debt, net	3,670,099	4,089,339	3,049,185	3,252,217
Unsecured line of credit	—	—	245,000	245,195
_______________
(1)Fair value calculated using Level II inputs, which are based on model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
20.    Net Income Available to Common Stockholders Per Share of the Company

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted per-share computations for net income available to common stockholders for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
	(in thousands, except unit and per unit amounts)
Numerator:
Net income attributable to common stockholders	$187,105	$195,443	$258,415
Allocation to participating securities (1)	(2,229)	(2,119)	(2,004)
Numerator for basic and diluted net income available to common stockholders	$184,876	$193,324	$256,411
Denominator:
Basic weighted average vested shares outstanding	113,241,341	103,200,568	99,972,359
Effect of dilutive securities	478,281	648,600	510,006
Diluted weighted average vested shares and common stock equivalents outstanding	113,719,622	103,849,168	100,482,365
Basic earnings per share:
Net income available to common stockholders per share	$1.63	$1.87	$2.56
Diluted earnings per share:
Net income available to common stockholders per share	$1.63	$1.86	$2.55
_____________________
(1)Participating securities include nonvested shares, certain time-based RSUs and vested market measure-based RSUs.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common shares, including stock options, RSUs, shares issuable under executed forward equity sale agreements, if any, and other securities are considered in our diluted earnings per share calculation for the years ended December 31, 2020, 2019, and 2018. Certain market measure-based RSUs are not included in dilutive securities as of December 31, 2020, 2019, and 2018 as not all performance metrics had been met by the end of the applicable reporting periods.

See Note 15 “Share-Based and Other Compensation” for additional information regarding the stock options and other share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
21.    Net Income Available to Common Unitholders Per Unit of the Operating Partnership

The following table reconciles the numerator and denominator in computing the Operating Partnership’s basic and diluted per-unit computations for net income available to common unitholders for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
	(in thousands, except unit and per unit amounts)
Numerator:
Net income attributable to common unitholders	$189,609	$198,738	$263,210
Allocation to participating securities (1)	(2,229)	(2,119)	(2,004)
Numerator for basic and diluted net income available to common unitholders	$187,380	$196,619	$261,206
Denominator:
Basic weighted average vested units outstanding	115,095,506	105,223,975	102,025,276
Effect of dilutive securities	478,281	648,600	510,006
Diluted weighted average vested units and common unit equivalents outstanding	115,573,787	105,872,575	102,535,282
Basic earnings per unit:
Net income available to common unitholders per unit	$1.63	$1.87	$2.56
Diluted earnings per unit:
Net income available to common unitholders per unit	$1.62	$1.86	$2.55
____________________
(1)Participating securities include nonvested shares, certain time-based RSUs and vested market measure-based RSUs.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common units, including stock options, RSUs, shares issuable under executed forward equity sale agreements, if any, and other securities are considered in our diluted earnings per share calculation for the years ended December 31, 2020, 2019 and 2018. Certain market measure-based RSUs are not included in dilutive securities as of December 31, 2020, 2019 and 2018 as not all performance metrics had been met by the end of the applicable reporting periods.
See Note 15 “Share-Based and Other Compensation” for additional information regarding the stock options and other share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
22.    Supplemental Cash Flow Information of the Company

Supplemental cash flow information follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $75,852, $77,666, and $65,627 as of December 31, 2020, 2019 and 2018, respectively	$61,741	$43,607	$44,697
Cash paid for amounts included in the measurement of ground lease liabilities	$5,744	$5,224	$4,398
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development properties	$189,161	$162,654	$158,626
Tenant improvements funded directly by tenants	$11,592	$10,268	$13,968
Assumption of accrued liabilities in connection with acquisitions (Note 3)	$—	$10,267	$40,624
Initial measurement of operating right of use ground lease assets (Notes 2, 3 and 18)	$—	$96,272	$—
Initial measurement of operating ground lease liabilities (Notes 2, 3 and 18)	$—	$98,349	$—
NON-CASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders (Notes 13 and 27)	$59,431	$53,219	$47,559
Exchange of common units of the Operating Partnership into shares of the Company’s common stock	$37,640	$78	$1,962

The following is a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,
	2020	2019	2018
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$60,044	$51,604	$57,649
Restricted cash at beginning of period	16,300	119,430	9,149
Cash and cash equivalents and restricted cash at beginning of period	$76,344	$171,034	$66,798

Cash and cash equivalents at end of period	$731,991	$60,044	$51,604
Restricted cash at end of period	91,139	16,300	119,430
Cash and cash equivalents and restricted cash at end of period	$823,130	$76,344	$171,034

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
23.    Supplemental Cash Flow Information of the Operating Partnership:

Supplemental cash flow information follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $75,852, $77,666, and $65,627 as of December 31, 2020, 2019 and 2018, respectively	$61,741	$43,607	$44,697
Cash paid for amounts included in the measurement of ground lease liabilities	$5,744	$5,224	$4,398
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development properties	$189,161	$162,654	$158,626
Tenant improvements funded directly by tenants	$11,592	$10,268	$13,968
Assumption of accrued liabilities in connection with acquisitions (Note 3)	$—	$10,267	$40,624
Initial measurement of operating right of use ground lease assets (Notes 2, 3 and 18)	$—	$96,272	$—
Initial measurement of operating ground lease liabilities (Notes 2, 3 and 18)	$—	$98,349	$—
NON-CASH FINANCING TRANSACTIONS:
Accrual of distributions payable to common unitholders (Notes 14 and 27)	$59,431	$53,219	$47,559

The following is a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,
	2020	2019	2018
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$60,044	$51,604	$57,649
Restricted cash at beginning of period	16,300	119,430	9,149
Cash and cash equivalents and restricted cash at beginning of period	$76,344	$171,034	$66,798

Cash and cash equivalents at end of period	$731,991	$60,044	$51,604
Restricted cash at end of period	91,139	16,300	119,430
Cash and cash equivalents and restricted cash at end of period	$823,130	$76,344	$171,034

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
24.    Tax Treatment of Distributions

The following table reconciles the dividends declared per share of common stock to the dividends paid per share of common stock during the years ended December 31, 2020, 2019 and 2018 as follows:

	Year Ended December 31,
Dividends	2020	2019	2018
Dividends declared per share of common stock	$1.970	$1.910	$1.790
Less: Dividends declared in the current year and paid in the following year	(0.500)	(0.485)	(0.455)
Add: Dividends declared in the prior year and paid in the current year	0.485	0.455	0.425
Dividends paid per share of common stock	$1.955	$1.880	$1.760

The unaudited income tax treatment for the dividends to common stockholders reportable for the years ended December 31, 2020, 2019 and 2018 as identified in the table above was as follows:

	Year Ended December 31,
Shares of Common Stock	2020		2019		2018
Ordinary income (1)	$1.474	75.40%	$0.939	49.95%	$1.474	83.73%
Qualified dividend	0.002	0.12	0.004	0.21	0.003	0.19
Return of capital	0.162	8.30	0.312	16.62	0.275	15.64
Capital gains (2)	0.275	14.05	0.600	31.93	0.008	0.44
Unrecaptured section 1250 gains	0.042	2.13	0.025	1.29	—	—
	$1.955	100.00%	$1.880	100.00%	$1.760	100.00%
____________________
(1)The Tax Cuts and Jobs Act enacted on December 22, 2017 generally allows a deduction for noncorporate taxpayers equal to 20% of ordinary dividends distributed by a REIT (excluding capital gain dividends and qualified dividend income). The amount of dividend eligible for this deduction is referred to as the Section 199A Dividend.  For the year ended December 31, 2020, the Section 199A Dividend is equal to the total ordinary income dividend.
(2)Capital gains are comprised entirely of 20% rate gains.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

25.    Quarterly Financial Information of the Company (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2020 and 2019 was as follows:

	2020 Quarter Ended (1)
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
Revenues	$221,328	$219,423	$228,314	$229,332
Net income	45,418	24,352	54,071	83,452
Net income attributable to Kilroy Realty Corporation	39,817	19,618	49,028	78,642
Net income available to common stockholders	39,817	19,618	49,028	78,642
Net income available to common stockholders per share – basic	0.37	0.17	0.42	0.67
Net income available to common stockholders per share – diluted	0.37	0.17	0.42	0.67

	2019 Quarter Ended (1)
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
Revenues	$201,202	$200,492	$215,525	$220,235
Net income	41,794	47,215	48,298	77,922
Net income attributable to Kilroy Realty Corporation	36,903	42,194	43,846	72,500
Net income available to common stockholders	36,903	42,194	43,846	72,500
Net income available to common stockholders per share – basic	0.36	0.41	0.41	0.68
Net income available to common stockholders per share – diluted	0.36	0.41	0.41	0.67
____________________
(1)    The summation of the quarterly financial data may not equal the annual number reported on the consolidated statements of operations due to rounding.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
26.    Quarterly Financial Information of the Operating Partnership (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2020 and 2019 was as follows:

	2020 Quarter Ended (1)
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per unit amounts)
Revenues	$221,328	$219,423	$228,314	$229,332
Net income	45,418	24,352	54,071	83,452
Net income attributable to the Operating Partnership	40,389	19,838	49,728	79,654
Net income available to common unitholders	40,389	19,838	49,728	79,654
Net income available to common unitholders per unit – basic	0.37	0.16	0.42	0.67
Net income available to common unitholders per unit – diluted	0.36	0.16	0.42	0.67

	2019 Quarter Ended (1)
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per unit amounts)
Revenues	$201,202	$200,492	$215,525	$220,235
Net income	41,794	47,215	48,298	77,922
Net income attributable to the Operating Partnership	37,508	42,901	44,589	73,740
Net income available to common unitholders	37,508	42,901	44,589	73,740
Net income available to common unitholders per unit – basic	0.36	0.41	0.41	0.68
Net income available to common unitholders per unit – diluted	0.36	0.41	0.41	0.67
______________________
(1)    The summation of the quarterly financial data may not equal the annual number reported on the consolidated statements of operations due to rounding.

27.    Subsequent Events

On January 15, 2021, $59.4 million of dividends were paid out to common stockholders, common unitholders and RSU holders of record on December 31, 2020.

On January 29, 2021, the Executive Compensation Committee granted 102,799 Time-Based RSUs to key employees under the 2006 Plan. The compensation cost related to the RSUs is expected to be recognized over a period of three years.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2020, 2019 and 2018
(in thousands)

	Balance at Beginning of Period (1)	Charged to Costs and Expenses (2)	Deductions (3)	Balance at End of Period
Allowance for Uncollectible Tenant Receivables for the year ended December 31,
2020 – Allowance for uncollectible tenant receivables	$1,171	$1,977	$(1,349)	$1,799
2019 – Allowance for uncollectible tenant receivables	512	907	(248)	1,171
2018 – Allowance for uncollectible tenant receivables	2,309	2,604	(274)	4,639
Allowance for Deferred Rent Receivables for the year ended December 31,
2020 – Allowance for deferred rent	$1,552	$832	$(1,580)	$804
2019 – Allowance for deferred rent	195	1,357	—	1,552
2018 – Allowance for deferred rent	3,238	165	(64)	3,339
____________________
(1)On January 1, 2019, the Company adopted Topic 842 on a modified retrospective basis and recognized a cumulative-effect adjustment to distributions in excess of earnings related to the allowances for uncollectible tenant receivables and deferred rent receivables. As such, the ending balances of the allowances for uncollectible tenant receivables and deferred rent receivables at December 31, 2018 do not equal the beginning balances on January 1, 2019.
(2)For the years ended December 31, 2020 and 2019, amounts do not reflect leases deemed not probable of collection for which we reversed the associated revenue under Topic 842. In addition, for the years ended December 31, 2020, 2019 and 2018, $1.7 million, $0.7 million and $2.9 million, respectively, was charged to costs and expenses for a valuation allowance for a note receivable.
(3)For the year ended December 31, 2020, includes reversals of allowance for doubtful accounts for tenants with an allowance at January 1, 2020 that were subsequently transitioned to a cash basis of reporting.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2020

	Initial Cost					Gross Amounts at Which Carried at Close of Period
Property Location	Encumb- rances		Land and improve- ments	Buildings and Improve- ments	Costs Capitalized Subsequent to Acquisition/ Improvement	Land and improve- ments	Buildings and Improve- ments	Total	Accumulated Depreciation	Depreci- ation Life (1)	Date of Acquisition (A)/ Construction (C) (2)		Rentable Square Feet (3) (unaudited)
	($ in thousands)
Office Properties:
3101-3243 S. La Cienega Blvd., Culver City, CA			$150,718	$31,033	$227	$150,718	$31,259	$181,977	$6,127	35	2019	A	151,908
2240 E. Imperial Highway, El Segundo, CA			1,044	11,763	29,551	1,048	41,310	42,358	28,203	35	1983	C	122,870
2250 E. Imperial Highway, El Segundo, CA			2,579	29,062	36,311	2,547	65,405	67,952	56,603	35	1983	C	298,728
2260 E. Imperial Highway, El Segundo, CA			2,518	28,370	36,781	2,547	65,122	67,669	18,563	35	1983	C	298,728
909 N. Pacific Coast Highway, El Segundo, CA			3,577	34,042	51,773	3,577	85,815	89,392	44,727	35	2005	C	244,136
999 N. Pacific Coast Highway, El Segundo, CA			1,407	34,326	17,295	1,407	51,621	53,028	27,429	35	2003	C	128,588
1350 Ivar Ave., Los Angeles, CA			1,575	—	13,725	1,575	13,725	15,300	65	35	2020	C	16,448
1355 Vine St., Los Angeles, CA			17,588	—	114,603	17,588	114,603	132,191	549	35	2020	C	183,129
1375 Vine St., Los Angeles, CA			15,578	—	97,470	15,578	97,470	113,048	461	35	2020	C	159,236
1395 Vine St., Los Angeles, CA			278	—	3,138	278	3,138	3,417	16	35	2020	C	2,575
6115 W. Sunset Blvd., Los Angeles, CA (4)			1,313	3	16,454	2,455	15,315	17,770	2,787	35	2015	C	26,105
6121 W. Sunset Blvd., Los Angeles, CA (4)			11,120	4,256	43,983	8,703	50,656	59,359	8,894	35	2015	C	91,173
1525 N. Gower St., Los Angeles, CA (4)			1,318	3	9,641	1,318	9,645	10,962	1,542	35	2016	C	9,610
1575 N. Gower St., Los Angeles, CA (4)			22,153	51	119,496	22,153	119,547	141,700	15,482	35	2016	C	251,245
1500 N. El Centro Ave., Los Angeles, CA (4)			9,235	21	58,988	9,235	59,009	68,244	12,666	35	2016	C	104,504
6255 W. Sunset Blvd., Los Angeles, CA			18,111	60,320	49,265	18,111	109,585	127,696	41,735	35	2012	A	323,920
3750 Kilroy Airport Way, Long Beach, CA			—	1,941	13,113	—	15,054	15,054	11,247	35	1989	C	10,718
3760 Kilroy Airport Way, Long Beach, CA			—	17,467	16,687	—	34,154	34,154	28,166	35	1989	C	166,761
3780 Kilroy Airport Way, Long Beach, CA			—	22,319	31,855	—	54,174	54,174	41,573	35	1989	C	221,452
3800 Kilroy Airport Way, Long Beach, CA			—	19,408	22,252	—	41,660	41,660	26,473	35	2000	C	192,476
3840 Kilroy Airport Way, Long Beach, CA			—	13,586	11,755	—	25,341	25,341	16,793	35	1999	C	136,026
3880 Kilroy Airport Way, Long Beach, CA			—	9,704	11,827	—	21,531	21,531	5,220	35	1997	A	96,923
3900 Kilroy Airport Way, Long Beach, CA			—	12,615	13,208	—	25,823	25,823	19,261	35	1997	A	130,935
Kilroy Airport Center, Phase IV, Long Beach, CA (5)			—	—	4,997	—	4,997	4,997	4,997	35	—		—
8560 W. Sunset Blvd., West Hollywood, CA			9,720	50,956	1,930	9,720	52,886	62,606	8,351	35	2016	A	74,842
8570 W. Sunset Blvd., West Hollywood, CA			31,693	27,974	6,497	31,693	34,471	66,163	4,121	35	2016	A	45,941
8580 W. Sunset Blvd., West Hollywood, CA			10,013	3,695	1,219	10,013	4,914	14,927	523	35	2016	A	7,126
8590 W. Sunset Blvd., West Hollywood, CA			39,954	27,884	5,487	39,954	33,371	73,325	4,473	35	2016	A	55,302
12100 W. Olympic Blvd., Los Angeles, CA	$166,776	(6)	352	45,611	20,191	9,633	56,520	66,154	30,836	35	2003	C	152,048
12200 W. Olympic Blvd., Los Angeles, CA		(6)	4,329	35,488	25,506	3,977	61,346	65,323	42,135	35	2000	C	150,832
12233 W. Olympic Blvd., Los Angeles, CA			22,100	53,170	5,258	22,100	58,428	80,528	16,326	35	2012	A	151,029
12312 W. Olympic Blvd., Los Angeles, CA		(6)	3,325	12,202	12,345	3,399	24,473	27,872	14,923	35	1997	A	76,644
1633 26th St., Santa Monica, CA			2,080	6,672	4,006	2,040	10,718	12,758	7,497	35	1997	A	43,857
2100/2110 Colorado Ave., Santa Monica, CA			5,474	26,087	14,915	5,476	41,000	46,476	27,393	35	1997	A	102,864

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued)
December 31, 2020

	Initial Cost				Gross Amounts at Which Carried at Close of Period
Property Location	Encumb- rances	Land and improve- ments	Buildings and Improve- ments	Costs Capitalized Subsequent to Acquisition/ Improvement	Land and improve- ments	Buildings and Improve- ments	Total	Accumulated Depreciation	Depreci- ation Life (1)	Date of Acquisition (A)/ Construction (C) (2)		Rentable Square Feet (3) (unaudited)
	($ in thousands)
3130 Wilshire Blvd., Santa Monica, CA		8,921	6,579	17,147	9,188	23,459	32,647	17,318	35	1997	A	90,074
501 Santa Monica Blvd., Santa Monica, CA		4,547	12,044	16,304	4,551	28,344	32,895	19,067	35	1998	A	76,803
12225 El Camino Real, Del Mar, CA		1,700	9,633	3,864	1,673	13,524	15,197	9,622	35	1998	A	58,401
12235 El Camino Real, Del Mar, CA		1,507	8,543	9,255	1,540	17,765	19,305	11,193	35	1998	A	53,751
12340 El Camino Real, Del Mar, CA		4,201	13,896	12,195	4,201	26,091	30,292	13,226	35	2002	C	89,272
12390 El Camino Real, Del Mar, CA		3,453	11,981	9,541	3,453	21,522	24,975	10,742	35	2000	C	70,140
12348 High Bluff Dr., Del Mar, CA		1,629	3,096	6,890	1,629	9,986	11,615	6,963	35	1999	C	39,193
12400 High Bluff Dr., Del Mar, CA		15,167	40,497	16,850	15,167	57,347	72,514	30,685	35	2004	C	210,732
12770 El Camino Real, Del Mar, CA		9,360	—	34,212	9,360	34,212	43,572	4,493	35	2015	C	73,032
12780 El Camino Real, Del Mar, CA		18,398	54,954	22,922	18,398	77,876	96,274	18,909	35	2013	A	140,591
12790 El Camino Real, Del Mar, CA		10,252	21,236	8,485	10,252	29,721	39,973	6,812	35	2013	A	78,836
12860 El Camino Real, Del Mar, CA (7)		—	—	60,675	11,326	49,349	60,675	602	35	—		—
12830 El Camino Real, Del Mar, CA (7)		—	—	134,776	28,645	106,131	134,776	885	35	—		—
3579 Valley Centre Dr., Del Mar, CA		2,167	6,897	9,559	2,858	15,765	18,623	10,397	35	1999	C	54,960
3611 Valley Centre Dr., Del Mar, CA		4,184	19,352	25,934	5,259	44,212	49,470	27,028	35	2000	C	130,109
3661 Valley Centre Dr., Del Mar, CA		4,038	21,144	18,897	4,725	39,354	44,079	24,083	35	2001	C	128,364
3721 Valley Centre Dr., Del Mar, CA		4,297	18,967	14,973	4,254	33,983	38,237	19,134	35	2003	C	115,193
3811 Valley Centre Dr., Del Mar, CA		3,452	16,152	20,540	4,457	35,687	40,144	24,154	35	2000	C	112,067
3745 Paseo Place, Del Mar, CA (Retail)		24,358	—	72,290	24,358	72,290	96,648	4,435	35	2019	C	95,871
13280 Evening Creek Dr. South, I-15 Corridor, CA		3,701	8,398	4,818	3,701	13,216	16,917	6,354	35	2008	C	41,196
13290 Evening Creek Dr. South, I-15 Corridor, CA		5,229	11,871	6,150	5,229	18,021	23,250	7,665	35	2008	C	61,180
13480 Evening Creek Dr. South, I-15 Corridor, CA		7,997	—	52,581	7,997	52,581	60,578	21,940	35	2008	C	154,157
13500 Evening Creek Dr. South, I-15 Corridor, CA		7,581	35,903	23,609	7,580	59,513	67,093	24,861	35	2004	A	137,658
13520 Evening Creek Dr. South, I-15 Corridor, CA		7,581	35,903	19,454	7,580	55,358	62,938	27,289	35	2004	A	146,701
2305 Historic Decatur Rd., Point Loma, CA		5,240	22,220	7,650	5,240	29,870	35,110	12,291	35	2010	A	107,456
4690 Executive Dr., University Towne Centre, CA		1,623	7,926	3,725	1,623	11,651	13,274	8,314	35	1999	A	47,846
4100 Bohannon Dr., Menlo Park, CA		4,835	15,526	932	4,860	16,433	21,293	5,123	35	2012	A	47,379
4200 Bohannon Dr., Menlo Park, CA		4,798	15,406	3,967	4,662	19,509	24,171	6,585	35	2012	A	45,451
4300 Bohannon Dr., Menlo Park, CA		6,527	20,958	5,373	6,470	26,387	32,858	8,557	35	2012	A	63,079
4400 Bohannon Dr., Menlo Park, CA		4,798	15,406	3,331	4,939	18,597	23,535	6,394	35	2012	A	48,146
4500 Bohannon Dr., Menlo Park, CA		6,527	20,957	3,811	6,470	24,825	31,295	7,506	35	2012	A	63,078
4600 Bohannon Dr., Menlo Park, CA		4,798	15,406	4,025	4,939	19,290	24,229	6,427	35	2012	A	48,147
4700 Bohannon Dr., Menlo Park, CA		6,527	20,958	1,584	6,470	22,599	29,069	7,112	35	2012	A	63,078
1290 - 1300 Terra Bella Ave., Mountain View, CA		28,730	27,555	61	28,730	27,616	56,346	5,702	35	2016	A	114,175

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued)
December 31, 2020

	Initial Cost					Gross Amounts at Which Carried at Close of Period
Property Location	Encumb- rances		Land and improve- ments	Buildings and Improve- ments	Costs Capitalized Subsequent to Acquisition/ Improvement	Land and improve- ments	Buildings and Improve- ments	Total	Accumulated Depreciation	Depreci- ation Life (1)	Date of Acquisition (A)/ Construction (C) (2)		Rentable Square Feet (3) (unaudited)
	($ in thousands)
680 E. Middlefield Rd., Mountain View, CA			34,605	—	56,522	34,605	56,522	91,127	11,718	35	2014	C	170,090
690 E. Middlefield Rd., Mountain View, CA			34,755	—	56,764	34,755	56,765	91,519	11,768	35	2014	C	170,823
1701 Page Mill Rd., Palo Alto, CA			—	99,522	29	—	99,551	99,551	12,005	35	2016	A	128,688
3150 Porter Dr., Palo Alto, CA			—	21,715	410	—	22,125	22,125	3,170	35	2016	A	36,886
900 Jefferson Ave., Redwood City, CA (8)			16,668	—	109,377	18,063	107,982	126,045	19,674	35	2015	C	228,505
900 Middlefield Rd., Redwood City, CA (8)			7,959	—	50,115	8,626	49,449	58,074	8,684	35	2015	C	118,764
100 Hooper St., San Francisco, CA			78,564	—	191,895	85,510	184,949	270,459	11,632	35	2018	C	394,340
100 First St., San Francisco, CA (9)			49,150	131,238	73,238	49,150	204,476	253,626	73,294	35	2010	A	480,457
201 Third St., San Francisco, CA			19,260	84,018	69,158	19,260	153,176	172,436	65,165	35	2011	A	346,538
250 Brannan St., San Francisco, CA			7,630	22,770	10,043	7,630	32,813	40,443	11,783	35	2011	A	100,850
301 Brannan St., San Francisco, CA			5,910	22,450	7,704	5,910	30,154	36,064	11,022	35	2011	A	82,834
303 Second St., San Francisco, CA (10)			63,550	154,153	99,670	63,550	253,823	317,373	96,466	35	2010	A	784,658
333 Brannan St., San Francisco, CA			18,645	—	80,788	18,645	80,787	99,433	11,221	35	2016	C	185,602
345 Brannan St., San Francisco, CA			29,405	113,179	752	29,403	113,933	143,336	6,967	35	2018	A	110,050
350 Mission St., San Francisco, CA			52,815	—	213,312	52,815	213,312	266,127	31,186	35	2016	C	455,340
360 Third St., San Francisco, CA			—	88,235	121,629	28,504	181,360	209,864	53,833	35	2011	A	429,796
1800 Owens St., San Francisco, CA			95,388	—	437,715	95,388	437,715	533,103	20,951	35	2019	C	750,370
345 Oyster Point Blvd., South San Francisco, CA			13,745	18,575	—	13,745	18,576	32,320	1,723	35	2018	A	40,410
347 Oyster Point Blvd., South San Francisco, CA			14,071	18,289	44	14,071	18,333	32,404	1,701	35	2018	A	39,780
349 Oyster Point Blvd., South San Francisco, CA			23,112	22,601	324	23,112	22,925	46,037	2,968	35	2018	A	65,340
Kilroy Oyster Point, Phase I, South San Francisco, CA (11)			—	—	620	—	620	620	—	35	—		—
505 Mathilda Ave., Sunnyvale, CA			37,843	1,163	50,450	37,943	51,513	89,456	9,267	35	2014	C	212,322
555 Mathilda Ave., Sunnyvale, CA			37,843	1,163	50,447	37,943	51,510	89,453	9,267	35	2014	C	212,322
599 Mathilda Ave., Sunnyvale, CA			13,538	12,559	63	13,538	12,622	26,160	4,559	35	2012	A	76,031
605 Mathilda Ave., Sunnyvale, CA			29,014	891	77,282	29,090	78,096	107,187	20,542	35	2014	C	162,785
601 108th Ave., Bellevue, WA			—	214,095	40,300	—	254,395	254,395	88,958	35	2011	A	488,470
10900 NE 4th St., Bellevue, WA			25,080	150,877	45,984	25,080	196,861	221,941	62,594	35	2012	A	428,557
837 N. 34th St., Lake Union, WA			—	37,404	6,293	—	43,697	43,697	12,787	35	2012	A	112,487
701 N. 34th St., Lake Union, WA			—	48,027	8,545	—	56,572	56,572	18,277	35	2012	A	141,860
801 N. 34th St., Lake Union, WA			—	58,537	20,661	—	79,198	79,198	20,013	35	2012	A	169,412
320 Westlake Ave. North, Lake Union, WA	87,589	(12)	14,710	82,018	14,453	14,710	96,471	111,181	23,304	35	2013	A	184,644
321 Terry Ave. North, Lake Union, WA		(12)	10,430	60,003	10,366	10,430	70,369	80,799	18,091	35	2013	A	135,755
401 Terry Ave. North, Lake Union, WA			22,500	77,046	13	22,500	77,059	99,559	18,225	35	2014	A	140,605
333 Dexter Ave. North, South Lake Union, WA (13)			—	—	323,433	42,853	280,580	323,433	2,592	35	0		—

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued)
December 31, 2020

	Initial Cost					Gross Amounts at Which Carried at Close of Period
Property Location	Encumb- rances		Land and improve- ments	Buildings and Improve- ments	Costs Capitalized Subsequent to Acquisition/ Improvement	Land and improve- ments	Buildings and Improve- ments	Total	Accumulated Depreciation	Depreci- ation Life (1)	Date of Acquisition (A)/ Construction (C) (2)		Rentable Square Feet (3) (unaudited)
	($ in thousands)
Residential Properties:
1550 N. El Centro Ave., Los Angeles, CA (4) (14)			16,970	39	136,137	16,970	136,176	153,146	17,894	35	2016	C	—
3200 Paseo Village Way, Del Mar, CA (15)			106,419	—	272,457	106,419	272,457	378,876	7,316	35	2020	C	—
TOTAL OPERATING PROPERTIES	254,365		1,496,855	2,699,959	4,215,126	1,628,848	6,783,092	8,411,940	1,798,646				14,620,166
Undeveloped land and construction in progress	—		874,773	—	903,333	874,773	903,333	1,778,106	—				—
TOTAL ALL PROPERTIES	$254,365	(16)	$2,371,628	$2,699,959	$5,118,459	$2,503,621	$7,686,425	$10,190,046	$1,798,646				14,620,166
____________________
(1)The initial costs of buildings and improvements are depreciated over 35 years using a straight-line method of accounting; improvements capitalized subsequent to acquisition are depreciated over the shorter of the lease term or useful life, generally ranging from one to 20 years.
(2)Represents our date of construction or acquisition, or of our predecessor, the Kilroy Group.
(3)Represents the square footage of our stabilized portfolio.
(4)These properties include the costs of a shared parking structure for a complex comprised of five office buildings and one residential tower. The costs of the parking structure are allocated amongst the six buildings.
(5)These costs represent infrastructure costs incurred in 1989. During the third quarter of 2009, we exercised our option to terminate the ground lease at Kilroy Airport Center, Phase IV in Long Beach, California. We had previously leased this land, which is adjacent to our office properties at Kilroy Airport Center, Long Beach, for potential future development opportunities.
(6)These properties secure a $166.8 million mortgage note.
(7)These properties are currently in the tenant improvement phase of our in-process development projects and not yet in the stabilized portfolio. The estimated rentable square feet for these properties is 285,000 rentable square feet.
(8)These properties are owned by Redwood City Partners LLC, a consolidated property partnership.
(9)This property is owned by 100 First Street Member LLC, a consolidated property partnership.
(10)This property is owned by 303 Second Street Member LLC, a consolidated property partnership.
(11)Represents the tenant funded portion of base building improvements for a project under construction.
(12)These properties secure a $87.6 million mortgage note.
(13)This property is currently in the tenant improvement phase of our in-process development projects and not yet in the stabilized portfolio. The estimated rentable square feet for this property is 635,000 rentable square feet.
(14)This property represents the 200-unit Columbia Square residential tower that was added to the stabilized portfolio in 2016.
(15)This property represents the 608-unit One Paseo residential project that was added to the stabilized portfolio in 2020.
(16)Represents gross aggregate principal amount before the effect of the deferred financing costs of $0.8 million as of December 31, 2020.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued)
December 31, 2020

As of December 31, 2020, the aggregate gross cost of property included above for federal income tax purposes approximated $8.6 billion.

The following table reconciles the historical cost of total real estate held for investment from January 1, 2018 to December 31, 2020:

	Year Ended December 31,
	2020	2019	2018 (1)
	(in thousands)
Total real estate held for investment, beginning of year	$9,628,773	$8,426,632	$7,417,777
Additions during period:
Acquisitions	—	460,512	581,671
Improvements, etc.	645,170	890,654	724,016
Total additions during period	645,170	1,351,166	1,305,687
Deductions during period:
Cost of real estate sold	(44,070)	(120,788)	(286,623)
Other	(39,827)	(28,237)	(10,209)
Total deductions during period	(83,897)	(149,025)	(296,832)
Total real estate held for investment, end of year	$10,190,046	$9,628,773	$8,426,632
____________________
(1)Amounts presented in Improvements, etc. and Other have been revised for the year ended December 31, 2018 to conform to the current year presentation with amounts transferred from undeveloped land and construction in progress to land and improvements and buildings and improvements presented on a net basis, which did not have any impact on total real estate held for investment at December 31, 2018.

The following table reconciles the accumulated depreciation from January 1, 2018 to December 31, 2020:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Accumulated depreciation, beginning of year	$1,561,361	$1,391,368	$1,264,162
Additions during period:
Depreciation of real estate	244,815	211,893	198,578
Total additions during period	244,815	211,893	198,578
Deductions during period:
Write-offs due to sale	(6,401)	(41,655)	(71,372)
Other	(1,129)	(245)	—
Total deductions during period	(7,530)	(41,900)	(71,372)
Accumulated depreciation, end of year	$1,798,646	$1,561,361	$1,391,368

EXHIBIT INDEX

Exhibit Number	Description
3.(i)1
Articles of Amendment and Restatement of Kilroy Realty Corporation (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 21, 2020)

3.(i)2
Certificate of Limited Partnership of Kilroy Realty, L.P. (previously filed by Kilroy Realty, L.P., as an exhibit to the General Form for Registration of Securities on Form 10 as filed with the Securities and Exchange Commission on August 18, 2010)

3.(i)3
Amendment to the Certificate of Limited Partnership of Kilroy Realty, L.P. (previously filed by Kilroy Realty, L.P., as an exhibit to the General Form for Registration of Securities on Form 10 as filed with the Securities and Exchange Commission on August 18, 2010)

3.(i)4
Articles Supplementary reclassifying shares of the Series G Preferred Stock of the Company (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on August 23, 2017)

3.(i)5
Articles Supplementary reclassifying shares of the Series H Preferred Stock of the Company (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on August 23, 2017)

3.(ii)1
Sixth Amended and Restated Bylaws of Kilroy Realty Corporation (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 30, 2020)

3.(ii)2
Seventh Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P. dated August 15, 2012, as amended (previously filed by Kilroy Realty Corporation on Form 10-Q for the quarter ended June 30, 2014)

4.(vi)1*	Description of Capital Stock of Kilroy Realty Corporation
4.(vi)2	Description of Common Units Representing Limited Partnership Interests of Kilroy Realty, L.P.
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
4.5
Officers’ Certificate pursuant to Sections 101, 201, 301 and 303 of the Indenture dated March 1, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “3.800% Notes due 2023,” including the form of 3.800% Notes due 2023 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 14, 2013)

4.6
Indenture, dated March 1, 2011, by and among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit to the Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on October 2, 2013)

4.7
Supplemental Indenture, dated July 5, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit to the Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on October 2, 2013)

4.8
Officers’ Certificate pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “4.25% Senior Notes due 2029,” including the form of 4.25% Senior Notes due 2029 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on August 6, 2014)

4.9
Officers’ Certificate, dated September 16, 2015, pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “4.375% Senior Notes due 2025,” including the form of 4.375% Senior Notes due 2025 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on September 16, 2015)

4.10
Officers’ Certificate, dated December 11, 2017, pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “3.450% Senior Notes due 2024,” including the form of 3.450% Senior Notes due 2024 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 11, 2017)

4.11
Officers’ Certificate, dated November 29, 2018, pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, as amended and supplemented, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “4.750% Senior Notes due 2028,” including the form of 4.750% Senior Note due 2028 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 29, 2018)

4.12
Officers’ Certificate, dated September 17, 2019, pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, as amended and supplemented, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “3.050% Senior Notes due 2030,” including the form of 3.050% Senior Note due 2030 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on September 17, 2019)

4.13
Officers’ Certificate, dated August 12, 2020, pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, as amended and supplemented, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “2.500% Senior Notes due 2032,” including the form of 2.500% Senior Note due 2032 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on August 18, 2020)

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
10.15†
Form of Restricted Stock Unit Agreement for Non-Employee Members of the Board of Directors (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2015)

10.16†
Separation Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Jeffrey C. Hawken dated as of July 2, 2020 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2020)

10.17†
Amended and Restated Employment Agreement and Non-Competition Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Tyler H. Rose effective as of January 28, 2016 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2016)

10.18†
Amended and Restated Employment Agreement and Non-Competition Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Justin W. Smart effective as of January 28, 2016 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2016)

10.19†	Kilroy Realty Corporation Director Compensation Policy effective as of April 1, 2018 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2018.
10.20†
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

10.23†	Form of Restricted Stock Unit Agreement for 2006 Incentive Award Plan
10.24	Note Purchase Agreement dated September 14, 2016 (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on September 14, 2016)

10.25
Amendment to Note Purchase Agreement dated May 11, 2018 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 14, 2018)

10.26	Form of Time Sharing Agreement of Kilroy Realty, L.P. (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended September 30, 2016)
10.27	Promissory Note, dated November 29, 2016 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2017)
10.28
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

10.30	Assignment of Leases and Rents, dated November 29, 2016 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2017)
10.31	Recourse Guaranty Agreement, dated November 29, 2016 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2017)
10.32
Environmental Indemnification Agreement, dated November 29, 2016 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2017)

10.33†
Kilroy Realty Corporation 2007 Deferred Compensation Plan, as amended and restated effective January 1, 2017 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2016)

10.34	General Partner Guaranty Agreement, dated February 17, 2017 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-Q for the quarter ended March 31, 2017)
10.35†	Kilroy Realty 2006 Incentive Award Plan (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 21, 2020)
10.36
Second Amended and Restated Credit Agreement dated as of July 24, 2017 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-Q for the quarter ended June 30, 2017)

10.37
Second Amended and Restated Guaranty dated as of July 24, 2017 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-Q for the quarter ended on June 30, 2017)

10.38
Note Purchase Agreement dated May 11, 2018 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 14, 2018)

10.39
Sales Agreement, dated June 5, 2018 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on June 5, 2018)

10.40
Forward Sale Agreement dated February 18, 2020 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 21, 2020)

10.41
Forward Sale Agreement dated February 18, 2020 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 21, 2020)

10.42
Forward Sale Agreement dated February 18, 2020 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 21, 2020)

10.43
Forward Sale Agreement dated February 18, 2020 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 21, 2020)

10.44
Note Purchase Agreement dated April 28, 2020 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on April 30, 2020)

10.45
General Partner Guaranty Agreement dated April 28, 2020 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on April 30, 2020)

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
101.1*
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the year ended December 31, 2020, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Capital, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements(1)

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101.1)

*	Filed herewith
†	Management contract or compensatory plan or arrangement.
(1)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.