Form 10-Q
period 2021-03-31
KILROY REALTY CORP; Kilroy Realty, L.P.
filed 2021-04-29
CIK 1025996, 1493976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Kilroy Realty Corporation Yes  ☐     No   ☑
Kilroy Realty, L.P. Yes  ☐     No   ☑
As of April 23, 2021, 116,450,370 shares of Kilroy Realty Corporation common stock, par value $.01 per share, were outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2021 of Kilroy Realty Corporation and Kilroy Realty, L.P. Unless stated otherwise or the context otherwise requires, references to “Kilroy Realty Corporation” or the “Company,” “we,” “our,” and “us” mean Kilroy Realty Corporation, a Maryland corporation, and its controlled and consolidated subsidiaries, and references to “Kilroy Realty, L.P.” or the “Operating Partnership” mean Kilroy Realty, L.P., a Delaware limited partnership and its controlled and consolidated subsidiaries.
The Company is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of March 31, 2021, the Company owned an approximate 99.0% common general partnership interest in the Operating Partnership. The remaining approximate 1.0% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of the Company. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions, and refinancings and cause changes in its line of business, capital structure and distribution policies.
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
To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:
•consolidated financial statements;
•the following notes to the consolidated financial statements:
◦Note 5, Stockholders’ Equity of the Company;
◦Note 7, Partners’ Capital of the Operating Partnership;
◦Note 12, Net Income Available to Common Stockholders Per Share of the Company;
◦Note 13, Net Income Available to Common Unitholders Per Unit of the Operating Partnership;
i

◦Note 14, Supplemental Cash Flow Information of the Company; and
◦Note 15, Supplemental Cash Flow Information of the Operating Partnership;
•“Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
◦—Liquidity and Capital Resources of the Company;” and
◦—Liquidity and Capital Resources of the Operating Partnership.”
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
QUARTERLY REPORT FOR THE THREE MONTHS ENDED MARCH 31, 2021

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY CORPORATION

KILROY REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share data)

	March 31, 2021	December 31, 2020
ASSETS
REAL ESTATE ASSETS (Note 2):
Land and improvements	$1,539,542	$1,628,848
Buildings and improvements	6,480,857	6,783,092
Undeveloped land and construction in progress	1,771,762	1,778,106
Total real estate assets held for investment	9,792,161	10,190,046
Accumulated depreciation and amortization	(1,838,338)	(1,798,646)
Total real estate assets held for investment, net	7,953,823	8,391,400
CASH AND CASH EQUIVALENTS	657,819	731,991
RESTRICTED CASH (Note 2)	1,028,759	91,139
MARKETABLE SECURITIES (Note 11)	24,089	27,481
CURRENT RECEIVABLES, NET	12,855	12,007
DEFERRED RENT RECEIVABLES, NET	370,470	386,658
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET	190,721	210,949
RIGHT OF USE GROUND LEASE ASSETS (Note 10)	95,312	95,523
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 3)	50,505	53,560
TOTAL ASSETS	$10,384,353	$10,000,708
LIABILITIES AND EQUITY
LIABILITIES:
Secured debt, net (Notes 4 and 11)	$252,298	$253,582
Unsecured debt, net (Notes 4 and 11)	3,671,094	3,670,099
Accounts payable, accrued expenses and other liabilities	408,552	445,100
Ground lease liabilities (Note 10)	97,617	97,778
Accrued dividends and distributions (Note 16)	59,472	59,431
Deferred revenue and acquisition-related intangible liabilities, net	123,794	128,523
Rents received in advance and tenant security deposits	68,634	68,874
Total liabilities	4,681,461	4,723,387
COMMITMENTS AND CONTINGENCIES (Note 10)
EQUITY:
Stockholders’ Equity (Note 5):
Common stock, $.01 par value, 280,000,000 shares authorized, 116,450,370 and 116,035,827 shares issued and outstanding, respectively	1,165	1,160
Additional paid-in capital	5,122,584	5,131,916
Retained earnings (distributions in excess of earnings)	334,496	(103,133)
Total stockholders’ equity	5,458,245	5,029,943
Noncontrolling Interests (Notes 1 and 6):
Common units of the Operating Partnership	53,930	49,875
Noncontrolling interests in consolidated property partnerships	190,717	197,503
Total noncontrolling interests	244,647	247,378
Total equity	5,702,892	5,277,321
TOTAL LIABILITIES AND EQUITY	$10,384,353	$10,000,708

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
REVENUES
Rental income (Note 9)	$234,656	$218,633
Other property income	990	2,695
Total revenues	235,646	221,328
EXPENSES
Property expenses	38,859	38,983
Real estate taxes	25,266	22,202
Ground leases (Note 10)	1,828	2,317
General and administrative expenses (Note 8)	21,985	19,010
Leasing costs	692	1,456
Depreciation and amortization	75,932	74,370
Total expenses	164,562	158,338
OTHER INCOME (EXPENSES)
Interest income and other net investment gain (loss) (Note 11)	1,373	(3,128)
Interest expense (Note 4)	(22,334)	(14,444)
Gain on sale of depreciable operating property (Note 2)	457,288	—
Total other income (expenses)	436,327	(17,572)
NET INCOME	507,411	45,418
Net income attributable to noncontrolling common units of the Operating Partnership	(4,886)	(705)
Net income attributable to noncontrolling interests in consolidated property partnerships	(4,894)	(4,896)
Total income attributable to noncontrolling interests	(9,780)	(5,601)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$497,631	$39,817
Net income available to common stockholders per share – basic (Note 12)	$4.27	$0.37
Net income available to common stockholders per share – diluted (Note 12)	$4.26	$0.37
Weighted average common shares outstanding – basic (Note 12)	116,344,375	106,875,234
Weighted average common shares outstanding – diluted (Note 12)	116,801,384	107,389,575

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share and per share/unit data)

	Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings (Distributions in Excess of Earnings)
BALANCE AS OF DECEMBER 31, 2020	116,035,827	$1,160	$5,131,916	$(103,133)	$5,029,943	$247,378	$5,277,321
Net income				497,631	497,631	9,780	507,411
Issuance of share-based compensation awards			1,950		1,950		1,950
Non-cash amortization of share-based compensation (Note 8)			9,604		9,604		9,604
Settlement of restricted stock units for shares of common stock	769,701	8	(8)		—		—
Repurchase of common stock, stock options and restricted stock units	(355,158)	(3)	(21,134)		(21,137)		(21,137)
Distributions to noncontrolling interests in consolidated property partnerships					—	(11,680)	(11,680)
Adjustment for noncontrolling interest			256		256	(256)	—
Dividends declared per common share and common unit ($0.500 per share/unit)				(60,002)	(60,002)	(575)	(60,577)
BALANCE AS OF MARCH 31, 2021	116,450,370	$1,165	$5,122,584	$334,496	$5,458,245	$244,647	$5,702,892

	Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AS OF DECEMBER 31, 2019	106,016,287	$1,060	$4,350,917	$(58,467)	$4,293,510	$277,348	$4,570,858
Net income				39,817	39,817	5,601	45,418
Issuance of common stock	8,897,110	89	721,705		721,794		721,794
Issuance of share-based compensation awards			1,720		1,720		1,720
Non-cash amortization of share-based compensation			8,653		8,653		8,653
Settlement of restricted stock units for shares of common stock	269,972	3	(3)		—		—
Repurchase of common stock, stock options and restricted stock units	(117,445)	(1)	(9,798)		(9,799)		(9,799)
Exchange of common units of the Operating Partnership	2,000	—	81		81	(81)	—
Distributions to noncontrolling interests in consolidated property partnerships					—	(2,617)	(2,617)
Adjustment for noncontrolling interest			(6,094)		(6,094)	6,094	—
Dividends declared per common share and common unit ($0.485 per share/unit)				(57,532)	(57,532)	(980)	(58,512)
BALANCE AS OF MARCH 31, 2020	115,067,924	$1,151	$5,067,181	$(76,182)	$4,992,150	$285,365	$5,277,515

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$507,411	$45,418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	74,431	72,438
Depreciation of non-real estate furniture, fixtures and equipment	1,501	1,932
Revenue reversals for doubtful accounts (Note 9)	1,035	6,487
Non-cash amortization of share-based compensation awards	7,877	6,783
Non-cash amortization of deferred financing costs and debt discounts and premiums	794	505
Non-cash amortization of net below market rents	(1,181)	(2,586)
Gain on sale of depreciable operating properties (Note 2)	(457,288)	—
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements	(4,204)	(4,420)
Straight-line rents	(17,292)	(19,995)
Amortization of right of use ground lease assets	211	203
Net change in other operating assets	1,710	7,966
Net change in other operating liabilities	29,147	8,209
Net cash provided by operating activities	144,152	122,940
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for development properties and undeveloped land	(172,325)	(167,328)
Expenditures for operating properties and other capital assets	(28,242)	(44,084)
Net proceeds received from dispositions (Note 2)	1,012,817	—
Net cash provided by (used in) investing activities	812,250	(211,412)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments and repayments of secured debt	(1,316)	(1,266)
Financing costs	(235)	(160)
Repurchase of common stock and restricted stock units	(21,137)	(9,799)
Distributions to noncontrolling interests in consolidated property partnerships	(11,672)	(2,608)
Dividends and distributions paid to common stockholders and common unitholders	(58,594)	(52,399)
Net proceeds from issuance of common stock	—	721,794
Borrowings on unsecured revolving credit facility	—	190,000
Repayments on unsecured revolving credit facility	—	(55,000)
Net cash (used in) provided by financing activities	(92,954)	790,562
Net increase in cash and cash equivalents and restricted cash	863,448	702,090
Cash and cash equivalents and restricted cash, beginning of period	823,130	76,344
Cash and cash equivalents and restricted cash, end of period	$1,686,578	$778,434

See accompanying notes to consolidated financial statements.

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY, L.P.

KILROY REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except unit data)

	March 31, 2021	December 31, 2020
ASSETS
REAL ESTATE ASSETS (Note 2):
Land and improvements	$1,539,542	$1,628,848
Buildings and improvements	6,480,857	6,783,092
Undeveloped land and construction in progress	1,771,762	1,778,106
Total real estate assets held for investment	9,792,161	10,190,046
Accumulated depreciation and amortization	(1,838,338)	(1,798,646)
Total real estate assets held for investment, net	7,953,823	8,391,400
CASH AND CASH EQUIVALENTS	657,819	731,991
RESTRICTED CASH (Note 2)	1,028,759	91,139
MARKETABLE SECURITIES (Note 11)	24,089	27,481
CURRENT RECEIVABLES, NET	12,855	12,007
DEFERRED RENT RECEIVABLES, NET	370,470	386,658
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET	190,721	210,949
RIGHT OF USE GROUND LEASE ASSETS (Note 10)	95,312	95,523
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 3)	50,505	53,560
TOTAL ASSETS	$10,384,353	$10,000,708
LIABILITIES AND CAPITAL
LIABILITIES:
Secured debt, net (Notes 4 and 11)	$252,298	$253,582
Unsecured debt, net (Notes 4 and 11)	3,671,094	3,670,099
Accounts payable, accrued expenses and other liabilities	408,552	445,100
Ground lease liabilities (Note 10)	97,617	97,778
Accrued distributions (Note 16)	59,472	59,431
Deferred revenue and acquisition-related intangible liabilities, net	123,794	128,523
Rents received in advance and tenant security deposits	68,634	68,874
Total liabilities	4,681,461	4,723,387
COMMITMENTS AND CONTINGENCIES (Note 10)
CAPITAL:
Common units, 116,450,370 and 116,035,827 held by the general partner and 1,150,574 and 1,150,574 held by common limited partners issued and outstanding, respectively (Note 7)	5,512,175	5,079,818
Noncontrolling interests in consolidated property partnerships (Note 1)	190,717	197,503
Total capital	5,702,892	5,277,321
TOTAL LIABILITIES AND CAPITAL	$10,384,353	$10,000,708

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2021	2020
REVENUES
Rental income (Note 9)	$234,656	$218,633
Other property income	990	2,695
Total revenues	235,646	221,328
EXPENSES
Property expenses	38,859	38,983
Real estate taxes	25,266	22,202
Ground leases (Note 10)	1,828	2,317
General and administrative expenses (Note 8)	21,985	19,010
Leasing costs	692	1,456
Depreciation and amortization	75,932	74,370
Total expenses	164,562	158,338
OTHER INCOME (EXPENSES)
Interest income and other net investment gain (Note 11)	1,373	(3,128)
Interest expense (Note 4)	(22,334)	(14,444)
Gain on sale of depreciable operating property (Note 2)	457,288	—
Total other income (expenses)	436,327	(17,572)
NET INCOME	507,411	45,418
Net income attributable to noncontrolling interests in consolidated property partnerships and subsidiaries	(4,894)	(5,029)
NET INCOME AVAILABLE TO COMMON UNITHOLDERS	$502,517	$40,389
Net income available to common unitholders per unit – basic (Note 13)	$4.27	$0.37
Net income available to common unitholders per unit – diluted (Note 13)	$4.26	$0.36
Weighted average common units outstanding – basic (Note 13)	117,494,949	108,897,027
Weighted average common units outstanding – diluted (Note 13)	117,951,958	109,411,368

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(Unaudited; in thousands, except unit and per unit data)

	Partners’ Capital		Noncontrolling Interests in Consolidated Property Partnerships
	Number of Common Units	Common Units		Total Capital
BALANCE AS OF DECEMBER 31, 2020	117,186,401	$5,079,818	$197,503	$5,277,321
Net income		502,517	4,894	507,411
Issuance of share-based compensation awards		1,950		1,950
Non-cash amortization of share-based compensation (Note 8)		9,604		9,604
Settlement of restricted stock units	769,701	—		—
Repurchase of common units, stock options and restricted stock units	(355,158)	(21,137)		(21,137)
Distributions to noncontrolling interests in consolidated property partnerships			(11,680)	(11,680)
Distributions declared per common unit ($0.500 per unit)		(60,577)		(60,577)
BALANCE AS OF MARCH 31, 2021	117,600,944	$5,512,175	$190,717	$5,702,892

	Partners’ Capital		Noncontrolling Interests in Consolidated Property Partnerships and Subsidiaries
	Number of Common Units	Common Units		Total Capital
BALANCE AS OF DECEMBER 31, 2019	108,039,574	$4,369,758	$201,100	$4,570,858
Net income		40,389	5,029	45,418
Issuance of common units	8,897,110	721,794		721,794
Issuance of share-based compensation awards		1,720		1,720
Non-cash amortization of share-based compensation		8,653		8,653
Settlement of restricted stock units	269,972	—		—
Repurchase of common units, stock options and restricted stock units	(117,445)	(9,799)		(9,799)
Distributions to noncontrolling interests in consolidated property partnerships			(2,617)	(2,617)
Distributions declared per common unit ($0.485 per unit)		(58,512)		(58,512)
BALANCE AS OF MARCH 31, 2020	117,089,211	$5,074,003	$203,512	$5,277,515

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$507,411	$45,418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	74,431	72,438
Depreciation of non-real estate furniture, fixtures and equipment	1,501	1,932
Revenue reversals for doubtful accounts (Note 9)	1,035	6,487
Non-cash amortization of share-based compensation awards	7,877	6,783
Non-cash amortization of deferred financing costs and debt discounts and premiums	794	505
Non-cash amortization of net below market rents	(1,181)	(2,586)
Gain on sale of depreciable operating properties (Note 2)	(457,288)	—
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements	(4,204)	(4,420)
Straight-line rents	(17,292)	(19,995)
Amortization of right of use ground lease assets	211	203
Net change in other operating assets	1,710	7,966
Net change in other operating liabilities	29,147	8,209
Net cash provided by operating activities	144,152	122,940
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for development properties and undeveloped land	(172,325)	(167,328)
Expenditures for operating properties and other capital assets	(28,242)	(44,084)
Net proceeds received from dispositions (Note 2)	1,012,817	—
Net cash provided by (used in) investing activities	812,250	(211,412)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments and repayments of secured debt	(1,316)	(1,266)
Financing costs	(235)	(160)
Repurchase of common units and restricted stock units	(21,137)	(9,799)
Distributions to noncontrolling interests in consolidated property partnerships	(11,672)	(2,608)
Dividends and distributions paid to common stockholders and common unitholders	(58,594)	(52,399)
Net proceeds from issuance of common units	—	721,794
Borrowings on unsecured revolving credit facility	—	190,000
Repayments on unsecured revolving credit facility	—	(55,000)
Net cash (used in) provided by financing activities	(92,954)	790,562
Net increase in cash and cash equivalents and restricted cash	863,448	702,090
Cash and cash equivalents and restricted cash, beginning of period	823,130	76,344
Cash and cash equivalents and restricted cash, end of period	$1,686,578	$778,434

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

Our stabilized portfolio of operating properties was comprised of the following properties at March 31, 2021:

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied (1)	Percentage Leased
Stabilized Office Properties (2)	117	14,049,585	436	91.5%	93.3%
________________________
(1)Represents physical and economic occupancy.
(2)Includes stabilized life science and retail space.

	Number of Projects	Number of Units	2021 Average Occupancy
Stabilized Residential Properties	2	808	69.1%

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the three months ended March 31, 2021, we added one development project to our stabilized portfolio consisting of 160,444 square feet of office space in San Diego, California. As of March 31, 2021, the following properties were excluded from our stabilized portfolio. We did not have any redevelopment properties or properties held for sale at March 31, 2021.

	Number of Properties/Projects	Estimated Rentable Square Feet (1)
In-process development projects - tenant improvement	3	1,576,000
In-process development projects - under construction (2)	2	200,000
________________________
(1)Estimated rentable square feet upon completion.
(2)In addition to the estimated office and life science rentable square feet noted above, development projects under construction also include 193 residential units.

Our stabilized portfolio also excludes our future development pipeline, which as of March 31, 2021 was comprised of six future development sites, representing approximately 63 gross acres of undeveloped land.

As of March 31, 2021, all of our properties and development projects were owned and all of our business was conducted in the state of California with the exception of eight stabilized office properties, one development project in the tenant improvement phase and one future development project located in the state of Washington. All of our properties and development projects are 100% owned, excluding four office properties owned by three consolidated property partnerships. Two of the three consolidated property partnerships, 100 First Street Member, LLC (“100 First LLC”) and 303 Second Street Member, LLC (“303 Second LLC”), each owned one office property in San Francisco, California through subsidiary REITs. As of March 31, 2021, the Company owned a 56% common equity interest in both 100 First LLC and 303 Second LLC. The third consolidated property partnership, Redwood City Partners, LLC (“Redwood LLC”) owned two office properties in Redwood City, California. As of March 31, 2021, the Company owned an approximate 93% common equity interest in Redwood LLC. The remaining interests in all three property partnerships were owned by unrelated third parties.

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

As of March 31, 2021, the Company owned an approximate 99.0% common general partnership interest in the Operating Partnership. The remaining approximate 1.0% common limited partnership interest in the Operating Partnership as of March 31, 2021 was owned by non-affiliated investors and certain of our executive officers and directors. Both the general and limited common partnership interests in the Operating Partnership are denominated in common units. Generally, the number of common units held by the Company is equivalent to the number of outstanding shares of the Company’s common stock, and the rights of all the common units to quarterly distributions and payments in liquidation mirror those of the Company’s common stockholders. The common limited partners have certain redemption rights as provided in the Operating Partnership’s Seventh Amended and Restated Agreement of Limited Partnership, as amended, the “Partnership Agreement”. With the exception of the Operating Partnership and our consolidated property partnerships, all of our subsidiaries are wholly-owned.

The accompanying interim financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The interim financial statements for the Company and the Operating Partnership should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2020.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Variable Interest Entities
The Operating Partnership is a variable interest entity (“VIE”) that is consolidated by the Company as the primary beneficiary as the Operating Partnership is a limited partnership in which the common limited partners do not have substantive kick-out or participating rights. At March 31, 2021, the consolidated financial statements of the Company included two VIEs in addition to the Operating Partnership: 100 First LLC and 303 Second LLC. At March 31, 2021, the Company and the Operating Partnership were determined to be the primary beneficiaries of these two VIEs since we had the ability to control the activities that most significantly impact each of the VIEs’ economic performance. As of March 31, 2021, the two VIEs’ total assets, liabilities and noncontrolling interests included on our consolidated balance sheet were approximately $454.8 million (of which $389.9 million related to real estate held for investment), approximately $34.7 million and approximately $185.1 million, respectively. Revenues, income and net assets generated by 100 First LLC and 303 Second LLC may only be used to settle their contractual obligations, which primarily consist of operating expenses, capital expenditures and required distributions.

At December 31, 2020, the consolidated financial statements of the Company included two VIEs in addition to the Operating Partnership: 100 First LLC and 303 Second LLC. At December 31, 2020, the Company and the Operating Partnership were determined to be the primary beneficiaries of these two VIEs since we had the ability to control the activities that most significantly impact each of the VIEs’ economic performance. At December 31, 2020, the impact of consolidating the VIEs increased the Company’s total assets, liabilities and noncontrolling interests on our consolidated balance sheet by approximately $469.3 million (of which $394.6 million related to real estate held for investment), approximately $33.9 million and approximately $191.9 million, respectively.
COVID-19 Pandemic

The global impact of the COVID-19 pandemic continues to evolve rapidly and all the states where we own properties and/or have development projects (i.e., California and Washington) have reacted to the COVID-19 pandemic by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate and/or restrictions on types of construction projects that may continue. During the last few months, several vaccines for COVID-19 received emergency use authorization from the FDA and are currently being administered across the country. Despite growing vaccination rates, we believe COVID-19 will continue to impact the normal operations for our tenants. The continued impact of the pandemic on our business and our tenants’ businesses is largely dependent on efforts to stem the spread of COVID-19, including governmental efforts to distribute vaccines and overall vaccination rates in the areas in which we own properties and/or have development projects.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2.    Dispositions

Operating Property Dispositions

The following table summarizes the one operating property sold during the three months ended March 31, 2021:

Property	Month of Disposition	Number of Buildings	Rentable Square Feet	Sales Price (in billions) (1)
1800 Owens Street, San Francisco, CA (The Exchange on 16th)	March	1	750,370	$1.08

___________________________
(1)Represents gross sales price before the impact of broker commissions and closing costs.

The total gain on the sale of the operating property sold during the three months ended March 31, 2021 was $457.3 million.

Restricted Cash Related to Dispositions

As of March 31, 2021, approximately $1.0 billion of net proceeds related to the operating property disposition completed during the three months ended March 31, 2021 were temporarily being held by a qualified intermediary, at our direction, for the purpose of facilitating a Section 1031 Exchange. The cash proceeds were included in restricted cash on our consolidated balance sheet at March 31, 2021.

3.    Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net consisted of the following at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(in thousands)
Furniture, fixtures and other long-lived assets, net	$40,752	$43,367
Prepaid expenses and other assets, net	9,753	10,193
Total prepaid expenses and other assets, net	$50,505	$53,560

4.    Secured and Unsecured Debt of the Operating Partnership

The Company generally guarantees all of the Operating Partnership’s unsecured debt obligations including the unsecured revolving credit facility and all of the unsecured senior notes.

Unsecured Revolving Credit Facility

The following table summarizes the balance and terms of our unsecured revolving credit facility as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(in thousands)
Outstanding borrowings	$—	$—
Remaining borrowing capacity	750,000	750,000
Total borrowing capacity (1)	$750,000	$750,000
Interest rate (2)	1.11%	1.14%
Facility fee-annual rate (3)	0.200%
Maturity date	July 2022
________________________
(1)We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $600.0 million under an accordion feature under the terms of the unsecured revolving credit facility.
(2)Our unsecured revolving credit facility interest rate was calculated based on the contractual rate of LIBOR plus 1.000% as of March 31, 2021 and December 31, 2020.
(3)Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of March 31, 2021 and December 31, 2020, $1.7 million and $2.1 million of unamortized deferred financing costs, respectively, which are included in prepaid expenses and other assets, net on our consolidated balance sheets, remained to be amortized through the maturity date of our unsecured revolving credit facility.

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

In April 2021, the Operating Partnership amended and restated the terms of its unsecured revolving credit facility. The amendment and restatement increased the size of the unsecured revolving credit facility from $750.0 million to $1.1 billion, reduced the borrowing costs, extended the maturity date of the unsecured revolving credit facility to July 2025, with two six-month extension options, and added a sustainability-linked pricing component whereby the interest rate is lowered by 0.01% if certain sustainability performance targets are met. The LIBOR replacement provisions of the unsecured revolving credit facility permit the use of rates based on the secured overnight financing rate (“SOFR”) administered by the Federal Reserve Bank of New York. The unsecured revolving credit facility was undrawn at closing.

Debt Covenants and Restrictions

The unsecured revolving credit facility, the unsecured senior notes, the Series A and B Notes due 2026, Series A and B Notes due 2027 and 2029, Notes due 2031 and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a minimum fixed-charge coverage ratio, a minimum unsecured debt ratio and a minimum unencumbered asset pool debt service coverage ratio. Noncompliance with one or more of the covenants and restrictions could result in the full principal balance of the associated debt becoming immediately due and payable. We believe we were in compliance with all of our debt covenants as of March 31, 2021.

Debt Maturities

The following table summarizes the stated debt maturities and scheduled amortization payments as of March 31, 2021:

Year	(in thousands)
Remaining 2021	$4,026
2022	5,554
2023	305,775
2024	431,006
2025	406,246
2026	401,317
Thereafter	2,399,125
Total aggregate principal value (1)	$3,953,049
________________________
(1)     Includes gross principal balance of outstanding debt before the effect of the following at March 31, 2021: $21.7 million of unamortized deferred financing costs for the unsecured senior notes and secured debt and $8.0 million of unamortized discounts for the unsecured senior notes.

Capitalized Interest and Loan Fees

The following table sets forth gross interest expense, including debt discount/premium and deferred financing cost amortization, net of capitalized interest, for the three months ended March 31, 2021 and 2020. The interest expense capitalized was recorded as a cost of development and increased the carrying value of undeveloped land and construction in progress.

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Gross interest expense	$39,242	$35,862
Capitalized interest and deferred financing costs	(16,908)	(21,418)
Interest expense	$22,334	$14,444

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.    Stockholders’ Equity of the Company

At-The-Market Stock Offering Program

Under our at-the-market stock offering program, which commenced in June 2018, we may offer and sell shares of our common stock having an aggregate gross sales price up to $500.0 million from time to time in “at-the-market” offerings. In connection with our at-the-market program, the Company may enter into forward equity sale agreements with certain financial institutions acting as forward purchasers whereby, at our discretion, the forward purchasers may borrow and sell shares of our common stock under our at-the-market program. The use of a forward equity sale agreement allows the Company to lock in a share price on the sale of shares of our common stock at the time the agreement is executed but defer settling the forward equity sale agreements and receiving the proceeds from the sale of shares until a later date. The Company did not have any outstanding forward equity sale agreements to be settled at March 31, 2021.

Since commencement of our current at-the-market program, we have completed sales of 3,594,576 shares of common stock through March 31, 2021. As of March 31, 2021, we may offer and sell shares of our common stock having an aggregate gross sales price up to approximately $214.2 million under our current at-the-market program. The Company did not complete any sales of common stock under the program during the three months ended March 31, 2021.

6.    Noncontrolling Interests on the Company’s Consolidated Financial Statements

Common Units of the Operating Partnership

The Company owned an approximate 99.0%, 99.0%, and 98.3% common general partnership interest in the Operating Partnership as of March 31, 2021, December 31, 2020 and March 31, 2020, respectively. The remaining approximate 1.0%, 1.0%, and 1.7% common limited partnership interest as of March 31, 2021, December 31, 2020 and March 31, 2020, respectively, was owned by non-affiliated investors and certain of our executive officers and directors in the form of noncontrolling common units. There were 1,150,574, 1,150,574 and 2,021,287 common units outstanding held by these investors, executive officers and directors as of March 31, 2021, December 31, 2020 and March 31, 2020, respectively.

The noncontrolling common units may be redeemed by unitholders for cash. Except under certain circumstances, we, at our option, may satisfy the cash redemption obligation with shares of the Company’s common stock on a one-for-one basis. If satisfied in cash, the value for each noncontrolling common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable redemption date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $76.6 million and $65.4 million as of March 31, 2021 and December 31, 2020, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each noncontrolling common unit in the event of our termination or liquidation. In the event of our termination or liquidation, it is expected in most cases that each common unit would be entitled to a liquidating distribution equal to the liquidating distribution payable in respect of each share of the Company’s common stock.

7.    Partners’ Capital of the Operating Partnership

Common Units Outstanding

The following table sets forth the number of common units held by the Company and the number of common units held by non-affiliated investors and certain of our executive officers and directors in the form of noncontrolling common units as well as the ownership interest held on each respective date:

	March 31, 2021	December 31, 2020	March 31, 2020
Company owned common units in the Operating Partnership	116,450,370	116,035,827	115,067,924
Company owned general partnership interest	99.0%	99.0%	98.3%
Noncontrolling common units of the Operating Partnership	1,150,574	1,150,574	2,021,287
Ownership interest of noncontrolling interest	1.0%	1.0%	1.7%

For further discussion of the noncontrolling common units as of March 31, 2021 and December 31, 2020, refer to Note 6.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.    Share-Based Compensation

Stockholder Approved Share-Based Incentive Compensation Plan

As of March 31, 2021, we maintained one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan, as amended (the “2006 Plan”). The Company has a currently effective registration statement registering 10.7 million shares of our common stock for possible issuance under our 2006 Plan. As of March 31, 2021, approximately 1.3 million shares were available for grant under the 2006 Plan. The calculation of shares available for grant is presented after taking into account a reserve for a sufficient number of shares to cover the vesting and payment of 2006 Plan awards that were outstanding on that date, including performance-based vesting awards at (i) levels actually achieved for the performance conditions (as defined below) for which the performance period has been completed and (ii) at maximum levels for the other performance and market conditions (as defined below) for awards still in a performance period.

2021 Share-Based Compensation Grants

In January and February 2021, the Executive Compensation Committee of the Company’s Board of Directors awarded 332,707 restricted stock units (“RSUs”) to certain officers of the Company under the 2006 Plan, which included 172,430 RSUs (at the target level of performance) that are subject to market and/or performance-based vesting requirements (the “2021 Performance-Based RSUs”) and 160,277 RSUs that are subject to time-based vesting requirements (the “2021 Time-Based RSUs”).

2021 Performance-Based RSU Grant

The 2021 Performance-Based RSUs are scheduled to vest at the end of a three year period (consisting of calendar years 2021-2023). A target number of 2021 Performance-Based RSUs were awarded, and the final number of 2021 Performance-Based RSUs that vest (which may be more or less than the target number) will be based upon (1) the achievement of pre-set FFO per share goals for the year ending December 31, 2021 that applies to 100% of the Performance-Based RSUs awarded (the “FFO performance condition”) and (2) a performance measure that applies to 50% of the award based upon a measure of the Company’s average debt to EBITDA ratio for the three year performance period (the “debt to EBITDA ratio performance condition”) and a market measure that applies to the other 50% of the award based upon the relative ranking of the Company’s total stockholder return for the three year performance period compared to the total stockholder returns of an established comparison group of companies over the same period (the “market condition”). The 2021 Performance-Based RSUs are also subject to a three year service vesting provision (the “service vesting condition”) and are scheduled to cliff vest on the date the final vesting percentage is determined following the end of the three year performance period under the awards. The number of 2021 Performance-Based RSUs ultimately earned could fluctuate from the target number of 2021 Performance-Based RSUs granted based upon the levels of achievement for the FFO performance condition, the debt to EBITDA ratio performance condition, the market condition, and the extent to which the service vesting condition is satisfied. The estimate of the number of 2021 Performance-Based RSUs earned is evaluated quarterly during the performance period based on our estimate for each of the performance conditions measured against the applicable goals. During the three months ended March 31, 2021, we recognized $1.0 million of compensation expense for the 2021 Performance-Based RSU grant. In the event we achieve a lower level of performance or fail to meet the FFO performance condition, we would reverse a portion or all of the $1.0 million of compensation expense. Compensation expense for the 2021 Performance-Based RSU grant is recognized on a straight-line basis over the requisite service period for each participant, which is generally the three year service vesting period, except for one participant whose compensation expense is recognized on a rolling twelve-month basis.

Each 2021 Performance-Based RSU represents the right, subject to the applicable vesting conditions, to receive one share of our common stock in the future. The determination of the grant date fair value of the portion of the 2021 Performance-Based RSU grants covered by the debt to EBITDA ratio performance condition was based on the $57.85 share price on the February 18, 2021 grant date. The determination of the grant date fair value of the portion of the 2021 Performance-Based RSU grants covered by the market condition was calculated using a Monte Carlo simulation pricing model based on the assumptions in the table below, which resulted in the following grant date fair value per share.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value Assumptions
Valuation date	February 18, 2021
Expected share price volatility	35.0%
Risk-free interest rate	0.20%
Fair value per share on valuation date (1)	$63.93
________________________
(1)Using the same Monte Carlo methodology and assumptions, the grant date fair value of one participant’s 2021 Performance-Based RSU grants was calculated as $66.95 per share.

The computation of expected volatility is based on a blend of the historical volatility of our shares of common stock over approximately 2.9 years, as that is expected to be most consistent with future volatility and equates to the approximate 2.9-year performance period of the RSUs, and implied volatility data based on the observed pricing of six month publicly-traded options on our shares of common stock. The risk-free interest rate is based on the yield curve on zero-coupon U.S. Treasury STRIP securities in effect at February 18, 2021.

The total grant date fair value of the 2021 Performance-Based RSU awards was $10.6 million on the February 18, 2021 grant date of the awards. For the three months ended March 31, 2021, we recorded compensation expense based upon the grant date fair value per share for each component multiplied by the estimated number of RSUs to be earned.

2021 Time-Based RSU Grant

The 2021 Time-Based RSUs are scheduled to vest in three equal annual installments beginning on January 5, 2022 through January 5, 2024. Compensation expense for the 2021 Time-Based RSUs is recognized on a straight-line basis over the requisite service period for each participant, which is generally the three year service vesting period, except for one participant whose compensation expense is recognized on a rolling twelve-month basis. Each 2021 Time-Based RSU represents the right to receive one share of our common stock in the future. The total grant date fair value of the 2021 Time-Based RSU awards was $9.1 million, which was based on the $56.63 and $57.85 closing share prices of the Company’s common stock on the NYSE on the January 29, 2021 and February 18, 2021 grant dates, respectively.

2020 and 2019 Performance-Based RSUs

Compensation cost for the 2020 performance-based RSUs for the three months ended March 31, 2021 assumes the 2020 debt to EBITDA ratio performance condition is met at 125% of the target level of achievement (137.5% for one participant). Compensation cost for the 2019 performance-based RSUs for the three months ended March 31, 2021 assumes the 2019 debt to EBITDA ratio performance condition is met at the maximum level of achievement.

Share-Based Compensation Cost Recorded During the Period

The total compensation cost for all share-based compensation programs was $9.6 million and $8.7 million for the three months ended March 31, 2021 and 2020, respectively. Of the total share-based compensation costs, $1.7 million and $1.9 million was capitalized as part of real estate assets for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, there was approximately $47.2 million of total unrecognized compensation cost related to nonvested incentive awards granted under share-based compensation arrangements that is expected to be recognized over a weighted-average period of 1.6 years. The remaining compensation cost related to these nonvested incentive awards had been recognized in periods prior to March 31, 2021.

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

The table below sets forth the allocation of rental income between fixed and variable payments and collectability reversals for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Fixed lease payments	$204,216	$193,475
Variable lease payments	31,475	31,645
Collectability reversals (1)	(1,035)	(6,487)
Total rental income	$234,656	$218,633
_____________________
(1)Represents adjustments to rental income related to our assessment of the collectability of amounts due under leases with our tenants. For the three months ended March 31, 2021 and 2020, includes a reduction in revenue of $1.0 million and $6.5 million, respectively, primarily as a result of the COVID-19 pandemic.

We have operating leases with tenants that expire at various dates through 2044. Generally, the leases grant tenants renewal options. Future contractual minimum rent under operating leases, which includes amounts contractually due from leases that are on a cash basis of reporting due to creditworthiness considerations, as of March 31, 2021 for future periods is summarized as follows:

Year Ending	(in thousands)
Remaining 2021	$517,323
2022	759,071
2023	739,603
2024	699,571
2025	662,622
2026	609,838
Thereafter	2,334,046
Total (1)	$6,322,074
_____________________
(1)Excludes residential leases and leases with a term of one year or less.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.    Commitments and Contingencies

General

As of March 31, 2021, we had commitments of approximately $456.3 million, excluding our ground lease commitments, for contracts and executed leases directly related to our operating and development properties.

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

To determine the discount rates used to calculate the present value of the minimum future lease payments for our ground leases, we used a hypothetical curve derived from unsecured corporate borrowing rates over the lease term. The weighted average discount rate used to determine the present value of our minimum lease payments was 5.11%. As of March 31, 2021, the weighted average remaining lease term of our ground leases is 54 years. For the three months ended March 31, 2021 and 2020, variable lease costs totaling $0.4 million and $0.9 million, respectively, were recorded to ground lease expense on our consolidated statements of operations.

The minimum commitment under our ground leases as of March 31, 2021 for future periods is summarized as follows:

Year Ending	(in thousands)
Remaining 2021	$4,230
2022	5,642
2023	5,662
2024	5,662
2025	5,662
2026	5,662
Thereafter	275,062
Total undiscounted cash flows (1)(2)(3)(4)(5)(6)	307,582
Present value discount	(209,965)
Ground lease liabilities	$97,617
________________________
(1)Excludes contingent future rent payments based on gross income or adjusted gross income and reflects the minimum ground lease obligations before the impact of ground lease extension options.
(2)One of our ground lease obligations is subject to a fair market value adjustment every five years; however, the lease includes ground rent subprotection and infrastructure rent credits, which currently limit our annual rental obligations to $1.0 million. The contractual obligations for that ground lease included above assumes the lesser of $1.0 million or annual lease rental obligation in effect as of March 31, 2021.
(3)One of our ground lease obligations includes a component that is based on the percentage of gross income that exceeds the minimum ground rent. The minimum rent is subject to increases every five years based on 50% of the average annual percentage rent for the previous five years. The contractual obligations for that lease included above assume the current annual ground lease obligation in effect at March 31, 2021 for the remainder of the lease term since we cannot predict future adjustments.
(4)One of our ground lease obligations is subject to a fair market value adjustment every five years based on a combination of CPI adjustments and third-party appraisals limited to maximum increases annually. The contractual obligations for that lease included above assume the current annual ground lease obligation in effect at March 31, 2021 for the remainder of the lease term since we cannot predict future adjustments.
(5)One of our ground lease obligations includes a component that is based on the percentage of adjusted gross income that exceeds the minimum ground rent. The minimum rent is subject to increases every ten years by an amount equal to 60% of the average annual percentage rent for the previous three years. The contractual obligations for this lease included above assume the current annual ground lease obligation in effect at March 31, 2021 for the remainder of the lease term since we cannot predict future adjustments.
(6)One of our ground lease obligations is subject to fixed 5% ground rent increases every five years, with the next increase occurring on December 1, 2022.

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

As of March 31, 2021, we had accrued environmental remediation liabilities of approximately $72.3 million recorded on our consolidated balance sheets in connection with certain of our in-process and future development projects. The accrued environmental remediation liabilities represent the remaining costs we estimate we will incur prior to and during the development process at various development acquisition sites. These estimates, which we developed with the assistance of third party experts, consist primarily of the removal of contaminated soil, performing environmental closure activities, constructing remedial systems and other related costs since we are required to dispose of any existing contaminated soil and sometimes perform other environmental closure or remedial activities when we develop new buildings at these sites.

We record estimated environmental remediation obligations for acquired properties at the acquisition date when we are aware of such costs and when such costs are probable of being incurred and can be reasonably estimated. Estimated costs related to development environmental remediation liabilities are recorded as an increase to the cost of the development project. Actual costs are recorded as a decrease to the liability when incurred. These accruals are adjusted as an increase or decrease to the development project costs and as an increase or decrease to the accrued environmental remediation liability if we obtain further information or circumstances change. The environmental remediation obligations recorded at March 31, 2021 were not discounted to their present values since the amount and timing of cash payments are not fixed. It is possible that we could incur additional environmental remediation costs in connection with these development projects.  However, potential additional environmental costs for these development projects cannot be reasonably estimated at this time and certain changes in estimates could occur as the site conditions, final project timing, design elements, actual soil conditions and other aspects of the projects, which may depend upon municipal and other approvals beyond the control of the Company, are determined.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.    Fair Value Measurements and Disclosures

Assets and Liabilities Reported at Fair Value

The only assets we record at fair value on our consolidated financial statements are the marketable securities related to our Deferred Compensation Plan. The following table sets forth the fair value of our marketable securities as of March 31, 2021 and December 31, 2020:

	Fair Value (Level 1) (1)
	March 31, 2021	December 31, 2020
Description	(in thousands)
Marketable securities (2)	$24,089	$27,481
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

The following table sets forth the net gain (loss) on marketable securities recorded during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Description	(in thousands)
Net gain (loss) on marketable securities	$1,305	$(3,226)

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our other financial instruments as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
	(in thousands)
Liabilities
Secured debt, net	$252,298	$272,050	$253,582	$282,559
Unsecured debt, net	$3,671,094	$3,931,186	$3,670,099	$4,089,339
________________________
(1)Fair value calculated using Level II inputs, which are based on model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.    Net Income Available to Common Stockholders Per Share of the Company

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted per-share computations for net income available to common stockholders for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands, except share and per share amounts)
Numerator:
Net income available to common stockholders	$497,631	$39,817
Allocation to participating securities (1)	(365)	(543)
Numerator for basic and diluted net income available to common stockholders	$497,266	$39,274
Denominator:
Basic weighted average vested shares outstanding	116,344,375	106,875,234
Effect of dilutive securities	457,009	514,341
Diluted weighted average vested shares and common stock equivalents outstanding	116,801,384	107,389,575
Basic earnings per share:
Net income available to common stockholders per share	$4.27	$0.37
Diluted earnings per share:
Net income available to common stockholders per share	$4.26	$0.37
________________________
(1)Participating securities include nonvested shares, certain time-based RSUs and vested market measure-based RSUs.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common shares, including stock options, RSUs and other securities are considered in our diluted earnings per share calculation for the three months ended March 31, 2021 and 2020. Certain market measure-based RSUs are not included in dilutive securities for the three months ended March 31, 2021 and 2020, as not all performance metrics had been met by the end of the applicable reporting periods. See Note 8 “Share-Based Compensation” for additional information regarding share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.    Net Income Available to Common Unitholders Per Unit of the Operating Partnership

The following table reconciles the numerator and denominator in computing the Operating Partnership’s basic and diluted per-unit computations for net income available to common unitholders for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands, except unit and per unit amounts)
Numerator:
Net income available to common unitholders	$502,517	$40,389
Allocation to participating securities (1)	(365)	(543)
Numerator for basic and diluted net income available to common unitholders	$502,152	$39,846
Denominator:
Basic weighted average vested units outstanding	117,494,949	108,897,027
Effect of dilutive securities	457,009	514,341
Diluted weighted average vested units and common unit equivalents outstanding	117,951,958	109,411,368
Basic earnings per unit:
Net income available to common unitholders per unit	$4.27	$0.37
Diluted earnings per unit:
Net income available to common unitholders per unit	$4.26	$0.36
________________________
(1)Participating securities include nonvested shares, certain time-based RSUs and vested market measure-based RSUs.

    Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common units, including stock options, RSUs and other securities are considered in our diluted earnings per share calculation for the three months ended March 31, 2021 and 2020. Certain market measure-based RSUs are not included in dilutive securities for the three months ended March 31, 2021 and 2020, as not all performance metrics had been met by the end of the applicable reporting periods. See Note 8 “Share-Based Compensation” for additional information regarding share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.    Supplemental Cash Flow Information of the Company

Supplemental cash flow information follows (in thousands):

	Three Months Ended March 31,
	2021	2020
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $16,131 and $20,403 as of March 31, 2021 and 2020, respectively	$12,387	$10,035
Cash paid for amounts included in the measurement of ground lease liabilities	$1,455	$1,332
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development properties	$57,675	$129,251
Tenant improvements funded directly by tenants	$2,570	$2,081
NON-CASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders (Note 16)	$59,472	$57,620
Exchange of common units of the Operating Partnership into shares of the Company’s common stock	$—	$81

The following is a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
	(in thousands)
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$731,991	$60,044
Restricted cash at beginning of period	91,139	16,300
Cash and cash equivalents and restricted cash at beginning of period	$823,130	$76,344

Cash and cash equivalents at end of period	$657,819	$762,134
Restricted cash at end of period	1,028,759	16,300
Cash and cash equivalents and restricted cash at end of period	$1,686,578	$778,434

15.    Supplemental Cash Flow Information of the Operating Partnership:

Supplemental cash flow information follows (in thousands):

	Three Months Ended March 31,
	2021	2020
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $16,131 and $20,403 as of March 31, 2021 and 2020, respectively	$12,387	$10,035
Cash paid for amounts included in the measurement of ground lease liabilities	$1,455	$1,332
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development properties	$57,675	$129,251
Tenant improvements funded directly by tenants	$2,570	$2,081
NON-CASH FINANCING TRANSACTIONS:
Accrual of distributions payable to common unitholders (Note 16)	$59,472	$57,620

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
	(in thousands)
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$731,991	$60,044
Restricted cash at beginning of period	91,139	16,300
Cash and cash equivalents and restricted cash at beginning of period	$823,130	$76,344

Cash and cash equivalents at end of period	$657,819	$762,134
Restricted cash at end of period	1,028,759	16,300
Cash and cash equivalents and restricted cash at end of period	$1,686,578	$778,434

16.    Subsequent Events

On April 14, 2021, aggregate dividends, distributions and dividend equivalents of $59.4 million were paid to common stockholders, common unitholders and RSU holders of record on March 31, 2021.

In April 2021, the Operating Partnership amended and restated the terms of its unsecured revolving credit facility. The amendment and restatement increased the size of the unsecured revolving credit facility from $750.0 million to $1.1 billion, reduced the borrowing costs, extended the maturity date of the unsecured revolving credit facility to July 2025, with two six-month extension options, and added a sustainability-linked pricing component whereby the interest rate is lowered by 0.01% if certain sustainability performance targets are met. The LIBOR replacement provisions of the unsecured revolving credit facility permit the use of rates based on the secured overnight financing rate (“SOFR”) administered by the Federal Reserve Bank of New York. The unsecured revolving credit facility was undrawn at closing.

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

Forward-Looking Statements

Statements contained in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Forward-looking statements include, among other things, statements or information concerning our plans, objectives, capital resources, portfolio performance, results of operations, projected future occupancy and rental rates, lease expirations, debt maturities, potential investments, strategies such as capital recycling, development and redevelopment activity, projected construction costs, projected construction commencement and completion dates, projected square footage of space that could be constructed on undeveloped land that we own, projected rentable square footage of or number of units in properties under construction or in the development pipeline, anticipated proceeds from capital recycling activity or other dispositions and anticipated dates of those activities or dispositions, projected increases in the value of properties, dispositions, future executive incentive compensation, pending, potential or proposed acquisitions, plans to grow our Net Operating Income and FFO, our ability to re-lease properties at or above current market rates, anticipated market conditions and demographics and other forward-looking financial data, as well as the discussion in “—Factors That May Influence Future Results of Operations,” “—Liquidity and Capital Resource of the Company,” and “—Liquidity and Capital Resources of the Operating Partnership.” Forward-looking statements can be identified by the use of words such as “believes,” “expects,” “projects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” and the negative of these words and phrases and similar expressions that do not relate to historical matters. Forward-looking statements are based on our current expectations, beliefs and assumptions, and are not guarantees of future performance. Forward-looking statements are inherently subject to uncertainties, risks, changes in circumstances, trends and factors that are difficult to predict, many of which are outside of our control. Accordingly, actual performance, results and events may vary materially from those indicated or implied in the forward-looking statements, and you should not rely on the forward-looking statements as predictions of future performance, results or events. Numerous factors could cause actual future performance, results and events to differ materially from those indicated in the forward-looking statements, including, among others: global market and general economic conditions and their effect on our liquidity and financial conditions and those of our tenants; adverse economic or real estate conditions generally, and specifically, in the States of California and Washington; risks associated with our investment in real estate assets, which are illiquid and with trends in the real estate industry; defaults on or non-renewal of leases by tenants; any significant downturn in tenants’ businesses; our ability to re-lease property at or above current market rates; costs to comply with government regulations, including environmental remediation; the availability of cash for distribution and debt service and exposure to risk of default under debt obligations; increases in interest rates and our ability to manage interest rate exposure; the availability of financing on attractive terms or at all, which may adversely impact our future interest expense and our ability to pursue development, redevelopment and acquisition opportunities and refinance existing debt; a decline in real estate asset valuations, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing, and which may result in write-offs or impairment charges; significant competition, which may decrease the occupancy and rental rates of properties; potential losses that may not be covered by insurance; the ability to successfully complete acquisitions and dispositions on announced terms; the ability to successfully operate acquired, developed and redeveloped properties; the ability to successfully complete development and redevelopment projects on schedule and within budgeted amounts; delays or refusals in obtaining all necessary zoning, land use and other required entitlements, governmental permits and authorizations for our development and redevelopment properties; increases in anticipated capital expenditures, tenant improvement and/or leasing costs; defaults on leases for land on which some of our properties are located; adverse changes to, or enactment or implementations of, tax laws or other applicable laws, regulations or legislation, as well as business and consumer reactions to such changes; risks associated with joint venture investments, including our lack of sole decision-making authority, our reliance on co-venturers’ financial condition and disputes between us and our co-venturers; environmental uncertainties and risks related to natural disasters; our ability to maintain our status as a REIT; and uncertainties regarding the impact of the COVID-19 pandemic, and restrictions intended to prevent its spread, on our business and the economy generally. The factors included in this report are not exhaustive and additional factors could adversely affect our business and financial performance. For a discussion of additional factors that could materially adversely affect the Company’s and the Operating Partnership’s business and financial performance, see the discussion below, as well as in “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s and the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2020 and their respective other filings with the SEC. All forward-looking statements are based on information that was available and speak only as of the dates on which they were made. We assume no obligation to update any forward-looking statement that becomes untrue because of subsequent events, new information or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws.

Overview and Background

We are a self-administered REIT active in premier office and mixed-use submarkets along the West Coast. We own, develop, acquire and manage real estate assets, consisting primarily of Class A properties in the coastal regions of Greater Los Angeles, San Diego County, the San Francisco Bay Area and Greater Seattle, which we believe have strategic advantages and strong barriers to entry. We own our interests in all of our real properties through the Operating Partnership and generally conduct substantially all of our operations through the Operating Partnership. We owned an approximate 99.0%, 99.0%, and 98.3% general partnership interest in the Operating Partnership as of March 31, 2021, December 31, 2020 and March 31, 2020. All of our properties are held in fee except for the fourteen office buildings that are held subject to long-term ground leases for the land.

COVID-19 Response

In accordance with local and state government guidance and social distancing recommendations, the majority of our employees worked remotely beginning in March 2020. Our property management teams have returned to our offices on a full-time basis and we have begun transitioning our corporate employees back to our offices on a rotational basis in compliance with local and state government density restrictions. We continue to leverage technology to ensure our teams stay connected and productive, and that our culture remains strong even under these unusual circumstances.

Since March 2020, we have been highly focused on planning for the health and safety of our tenants and employees and preparing our buildings in accordance with the policies, protocols and applicable legal requirements in our regions. We hold our occupants’ health at the highest level of importance and have taken extensive steps to facilitate safe work environments. We engaged an industrial hygienist to assist us in designing new standard operating procedures for our buildings that include, but are not limited to, air filtration, water quality, janitorial products and procedures, social separation and screening during building access and elevator use, the use of personal protective equipment, signage, and management of construction activities. Our buildings have remained open to tenants and we have begun to see certain tenants returning to the workplace. We have been in communication with tenants regarding return to work protocols and safety measures, which meet or exceed local and state government guidelines. Our properties received the highest level of pandemic preparedness review through a third-party who verified that all recommended CDC and WHO measures have been successfully implemented, including on-site air, water and germ testing.

We have implemented a rent relief program for the majority of our retail tenants whereby we deferred rent since April 2020 in exchange for an extension of their current lease term for an equivalent number of months at future rental rates. We expect that we will continue to offer some form of rent relief to the majority of our retail tenants, given that most cannot resume full operations in certain of our markets where strong local and state government restrictions remain. We did not create such a program for our office tenants. We evaluate office rent relief requests on a specific case by case basis and only consider those which have a justifiable financial basis. For residential tenants, deferrals of gross rent billings have been extended in accordance with the applicable local orders, which often require repayment within 12 months if such local ordinances are not extended.

We analyze our total lease receivable balances, tenant creditworthiness, specific industry trends and conditions, and current economic trends and conditions in order to evaluate whether we believe substantially all of the amounts due under a tenant’s lease agreement are deemed probable of collection over the term of the lease. For leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term. For leases that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount that would be recognized on a straight-line basis or (ii) cash that has been received from the tenant, with any tenant and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in the collectability determination.

Deferrals of gross rent billings that have been extended to office and retail tenants during the period have been formalized by the execution of lease amendments that generally provide for repayment of deferred amounts through an extension of the lease term by an equivalent period of months to the deferral period. Not all tenant relief requests will ultimately result in lease amendments and we have not relinquished our contractual rights under our lease agreements where rent concessions have not yet been granted. Our rent collections and rent relief requests to-date may not be indicative of collections, concessions or requests in future periods.

For the three months ended March 31, 2021, we collected approximately 96% of our gross rent billings, which is consistent with our 2020 collections. Gross rent billings represents the total contractual base rent (including tenant direct-billed parking) and CAM billings before any COVID-19 related rent concessions for the three months ended March 31, 2021. Excluding rent relief provided to certain tenants, we collected 97% of our gross rent billings for the three months ended March 31, 2021. We are continuing to monitor the potential impact of the COVID-19 pandemic, and restrictions intended to prevent its spread, on occupancy, rental rates and rent collections. Although we are and will continue to be actively engaged in rent collection efforts related to uncollected rent for such period, as well as working with certain tenants who have requested rent deferrals, we can provide no assurance that such efforts or our efforts in future periods will be successful, particularly in the event that the COVID-19 pandemic, and restrictions intended to prevent its spread, continue for a prolonged period. During the last few months, several vaccines for COVID-19 received emergency use authorization from the FDA and are currently being administered across the country. Despite growing vaccination rates, we believe COVID-19 will continue to impact the normal operations of our tenants. The continued impact of the pandemic on our and our tenants’ businesses is largely dependent on efforts to stem the spread of COVID-19, including governmental efforts to distribute vaccines and overall vaccination rates in the areas in which we own properties and/or have development projects. Refer to “Part I, Item IA. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2020 for additional information about the potential impact of the COVID-19 pandemic, and restrictions intended to prevent its spread, on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders.

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

Consistent with 2020, our development portfolio was largely unaffected by the COVID-19 pandemic during the three months ended March 31, 2021; however, the COVID-19 pandemic, and future restrictions intended to prevent its spread if case rates surge again, may cause delays or increase costs associated with building materials or construction services necessary for construction which could adversely impact our ability to continue or complete construction as planned, on budget or at all for our development projects, and may delay the start of construction on our future development pipeline projects. Refer to “Part I, Item IA. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2020 for additional information about the potential impact of the COVID-19 pandemic, and restrictions intended to prevent its spread, on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders.

Stabilized Development Projects

During the three months ended March 31, 2021, we completed and added the following project to our stabilized portfolio:

•9455 Towne Centre Drive, University Towne Center, San Diego, California. In March 2019, we commenced construction on this project, which totals approximately 160,444 square feet of office space at a total estimated investment of $95.0 million. The project is 100% leased to a Fortune 50 publicly traded company. We completed construction and commenced revenue recognition during the three months ended March 31, 2021.

In-Process Development Projects - Tenant Improvement

As of March 31, 2021, the following projects were in the tenant improvement phase:

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

•One Paseo (Office), Del Mar, San Diego, California. We commenced construction on the office component of this project in December 2018, which encompasses 285,000 square feet of office space at a total estimated investment of $205.0 million. At March 31, 2021, the office component of the project was 93% leased. We completed construction in June 2020 and as of the date of this report, we have commenced revenue recognition on approximately 87% of the project. We currently expect the project to reach stabilization in the third quarter of 2021.

•Kilroy Oyster Point (Phase 1), South San Francisco, California. In March 2019, we commenced construction on Phase 1 of this 39-acre life science campus situated on the waterfront in South San Francisco. This first phase encompasses approximately 656,000 square feet of office space at a total estimated investment of $570.0 million and is 100% leased to two tenants. We currently expect this project to reach stabilization in the fourth quarter of 2021.

In-Process Development Projects - Under Construction

As of March 31, 2021, we had two projects in our in-process development pipeline that were under construction:

•Jardine, Hollywood, California. We commenced construction on the residential component of this project in December 2018, which encompasses 193 residential units at a total estimated investment of $185.0 million. We completed construction on this project in April 2021.

•2100 Kettner, Little Italy, San Diego, California. We commenced construction on this project in September 2019. This project is comprised of approximately 200,000 square feet of office space for a total estimated investment of $140.0 million.

Future Development Pipeline

As of March 31, 2021, our future development pipeline included six future projects located in Greater Seattle, the San Francisco Bay Area and San Diego County with an aggregate cost basis of approximately $1.1 billion at which we believe we could develop more than 6.0 million rentable square feet for a total estimated investment of approximately $5.0 billion to $7.0 billion, depending on successfully obtaining entitlements and market conditions.

The following table sets forth information about our future development pipeline.

Future Development Pipeline	Location	Approx. Developable Square Feet (1)	Total Costs as of 3/31/2021 ($ in millions) (2)

San Diego County
Santa Fe Summit – Phases 2 and 3	56 Corridor	600,000 - 650,000	$81.6
Kilroy East Village	East Village	TBD	48.9
9514 Towne Centre Drive	University Towne Center	TBD	6.4
San Francisco Bay Area
Kilroy Oyster Point - Phases 2 - 4	South San Francisco	1,750,000 - 1,900,000	367.4
Flower Mart	SOMA	2,300,000	440.8
Greater Seattle
SIX0 - Office & Residential	Seattle CBD	TBD	147.1
TOTAL:			$1,092.2
________________________
(1)The developable square feet and scope of projects could change materially from estimated data provided due to one or more of the following: any significant changes in the economy, market conditions, our markets, tenant requirements and demands, construction costs, new supply, regulatory and entitlement processes or project design.
(2)Represents cash paid and costs incurred, including accrued liabilities in accordance with GAAP, as of March 31, 2021.

Fluctuations in our development activities could cause fluctuations in the average development asset balances qualifying for interest and other carrying cost and internal cost capitalization in future periods. During the three months ended March 31, 2021 and 2020, we capitalized interest on in-process development projects and future development pipeline projects with an average aggregate cost basis of approximately $1.7 billion and $2.2 billion, respectively, as it was determined these projects qualified for interest and other carrying cost capitalization under GAAP. In the event of an extended cessation of development activities, such projects may potentially no longer qualify for capitalization of interest or other carrying costs. However, a cessation of development activities caused by events outside of our control, such as those as a result of government restrictions aimed at stopping the spread of COVID-19, would not impact our ability to capitalize interest and other carrying costs. For the three months ended March 31, 2021 and 2020, we capitalized $16.9 million and $21.4 million, respectively, of interest to our qualifying development projects. For the three months ended March 31, 2021 and 2020, we capitalized $5.5 million and $5.1 million, respectively, of internal costs to our qualifying development projects.

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

In connection with our capital recycling strategy, during the three months ended March 31, 2021, we completed the sale of one operating property in San Francisco, California to an unaffiliated third party for gross proceeds of $1.08 billion, or approximately $1,440 per square foot. The timing of any potential future disposition or strategic venture transactions will depend on market conditions and other factors, including but not limited to our capital needs, the availability of financing for potential buyers (which has been and may continue to be constrained for some potential buyers due to the ongoing COVID-19 pandemic’s impact on economic and market conditions, including the financial markets), and our ability to defer some or all of the taxable gains on the sales. We cannot assure that we will dispose of any additional properties, enter into any additional strategic ventures, or that we will be able to identify and complete the acquisition of a suitable replacement property to effect a Section 1031 Exchange or be able to use other tax deferred structures in connection with our strategy. See the “Liquidity and Capital Resources of the Operating Partnership – Liquidity Sources” section for further information.

Acquisitions. As part of our growth strategy, which is highly dependent on market conditions and business cycles, among other factors, we continue to evaluate strategic opportunities and remain a disciplined buyer of development and redevelopment opportunities as well as value-add and strategic operating properties.  We focus on growth opportunities primarily in West Coast markets populated by knowledge and creative-based tenants in a variety of industries, including technology, media, healthcare, life sciences, entertainment and professional services.  Against the backdrop of market volatility, we expect to manage a strong balance sheet, execute on our development program and selectively evaluate opportunities that either add immediate Net Operating Income to our portfolio or play a strategic role in our future growth.

In connection with our growth strategy, we often have one or more potential acquisitions of properties and/or undeveloped land under consideration that are in varying stages of negotiation and due diligence review, or under contract, at any point in time. However, we cannot provide assurance that we will enter into any agreements to acquire properties or undeveloped land, or that the potential acquisitions contemplated by any agreements we may enter into the future will be completed. In addition, acquisitions are subject to various risks and uncertainties and we may be unable to complete an acquisition after making a nonrefundable deposit or incurring acquisition-related costs. Incentive Compensation. Our Executive Compensation Committee determines compensation, including cash bonuses and equity incentives, for our executive officers, as defined in Rule 16 under the Exchange Act. For 2021, the annual cash bonus program was structured to allow the Executive Compensation Committee to evaluate a variety of key quantitative and qualitative metrics at the end of the year and make a determination based on the Company’s and management’s overall performance. Our Executive Compensation Committee also grants equity incentive awards from time to time that include performance-based and/or market-measure based vesting requirements and time-based vesting requirements. As a result, accrued incentive compensation and compensation expense for future awards may be affected by our operating and development performance, financial results, stock price, performance against applicable performance-based vesting goals, market conditions, liquidity measures, forfeitures and other factors. Consequently, we cannot predict the amounts that will be recorded in future periods related to such incentive compensation.

As of March 31, 2021, there was approximately $47.2 million of total unrecognized compensation cost related to outstanding nonvested RSUs issued under share-based compensation arrangements. Those costs are expected to be recognized over a weighted-average period of 1.6 years. The ultimate amount of compensation cost recognized related to outstanding nonvested RSUs issued under share-based compensation arrangements may vary for performance-based RSUs that are still in the performance period based on performance against applicable performance-based vesting goals. The $47.2 million of unrecognized compensation cost does not reflect the future compensation cost for any potential share-based awards that may be issued subsequent to March 31, 2021. For additional information regarding our equity incentive awards, see Note 8 “Share-Based Compensation” to our consolidated financial statements included in this report.

Information on Leases Commenced and Executed

Leasing Activity and Changes in Rental Rates. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following tables set forth certain information regarding leasing activity for our stabilized portfolio during the three months ended March 31, 2021.

For Leases Commenced

	1st & 2nd Generation (1)(2)					2nd Generation (1)(2)
	Number of Leases (3)		Rentable Square Feet (3)		Retention Rates (4)	TI/LC per Sq. Ft. (5)	TI/LC per Sq. Ft. / Year	Changes in Rents (6)(7)	Changes in Cash Rents (8)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Three Months Ended March 31, 2021	12	13	455,753	140,700	41.7%	$79.80	$11.13	56.8%	33.7%	86

For Leases Executed (9)

	1st & 2nd Generation (1)(2)				2nd Generation (1)(2)
	Number of Leases (3)		Rentable Square Feet (3)		TI/LC per Sq. Ft. (5)	TI/LC per Sq. Ft. / Year	Changes in Rents (6)(7)	Changes in Cash Rents (8)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Three Months Ended March 31, 2021	9	13	65,410	140,700	$14.90	$4.83	15.4%	4.9%	37
________________________
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
(7)Excludes commenced and executed leases of approximately 167,737 and 1,866 rentable square feet, respectively, for the three months ended March 31, 2021, for which the space was vacant longer than one year or being leased for the first time. Space vacant for more than one year is excluded from our change in rents calculations to provide a more meaningful market comparison.
(8)Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. Excludes leases for which the space was vacant longer than one year or vacant when the property was acquired.
(9)During the three months ended March 31, 2021, 6 new leases totaling 55,795 rentable square feet were signed but not commenced as of March 31, 2021.

Our rental rates and occupancy are impacted by general economic conditions, including the pace of regional economic growth, access to capital, and potentially the current COVID-19 pandemic and restrictions intended to prevent its spread. Therefore, we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current market rates. In addition, due to the low level of recent transaction volume as a result of the COVID-19 pandemic, we are currently unable to provide meaningful information on the weighted average cash rental rates for our total stabilized portfolio compared to current market rates at March 31, 2021. In addition, it is possible that the COVID-19 pandemic may have an adverse impact on our ability to renew leases or re-lease available space in our properties on favorable terms or at all in the future, including as a result of a deterioration in the economic and market conditions due to restrictions intended to prevent the spread of COVID-19. As these restrictions began to be lifted during the three months ended March 31, 2021, we saw an increase in prospective tenant tours and inquiries. While we do not believe that our development leasing and ability to renew leases scheduled to expire has been significantly impacted by the COVID-19 pandemic, we do believe that the impact of the restrictions and social distancing guidelines and the economic uncertainty caused by the COVID-19 pandemic has impacted the timing and volume of leasing and may continue to do so in the future. Additionally, decreased demand, increased competition (including sublease space available from our tenants) and other negative trends or unforeseeable events that impair our ability to timely renew or re-lease space could have further negative effects on our future financial condition, results of operations, and cash flows.

Scheduled Lease Expirations. The following tables set forth certain information regarding our lease expirations for our stabilized portfolio for the remainder of 2021 and the next five years and by region for the remainder of 2021 and in 2022.

Lease Expirations (1)

Year of Lease Expiration	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (2)(3)	% of Total Annualized Base Rent (2)	Annualized Base Rent per Sq. Ft. (2)
				(in thousands)
Remainder of 2021 (4)	49	457,807	3.6%	$20,688	3.1%	$45.19
2022 (4)	74	811,278	6.4%	34,299	5.1%	42.28
2023	78	1,203,098	9.5%	63,926	9.5%	53.13
2024	58	944,681	7.5%	45,640	6.8%	48.31
2025	54	735,835	5.8%	36,545	5.4%	49.66
2026	40	1,663,226	13.1%	76,411	11.3%	45.94
Total	353	5,815,925	45.9%	$277,509	41.2%	$47.72

Year	Region	# of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (2)(3)	% of Total Annualized Base Rent (2)	Annualized Rent per Sq. Ft. (2)
2021 (4)	Greater Los Angeles	30	178,787	1.4%	$7,212	1.1%	$40.34
	San Diego County	10	47,573	0.4%	1,858	0.3%	39.06
	San Francisco Bay Area	7	227,480	1.8%	11,466	1.7%	50.40
	Greater Seattle	2	3,967	—%	152	—%	38.32
	Total	49	457,807	3.6%	$20,688	3.1%	$45.19

2022 (4)	Greater Los Angeles	53	490,605	3.9%	$21,473	3.2%	$43.77
	San Diego County	8	205,700	1.6%	7,212	1.0%	35.06
	San Francisco Bay Area	5	50,108	0.4%	3,180	0.5%	63.46
	Greater Seattle	8	64,865	0.5%	2,434	0.4%	37.52
	Total	74	811,278	6.4%	$34,299	5.1%	$42.28
________________________
(1)For leases that have been renewed early with existing tenants, the expiration date and annualized base rent information presented takes into consideration the renewed lease terms. Excludes leases not commenced as of March 31, 2021, space leased under month-to-month leases, storage leases, vacant space and future lease renewal options not executed as of March 31, 2021.
(2)Annualized base rent includes the impact of straight-lining rent escalations and the amortization of free rent periods and excludes the impact of the following: amortization of deferred revenue related tenant-funded tenant improvements, amortization of above/below market rents, amortization for lease incentives due under existing leases and expense reimbursement revenue. Additionally, the underlying leases contain various expense structures including full service gross, modified gross and triple net. Percentages represent percentage of total portfolio annualized contractual base rental revenue. For additional information on tenant improvement and leasing commission costs incurred by the Company for the current reporting period, please see further discussion under the caption “Information on Leases Commenced and Executed.”
(3)Includes 100% of annualized base rent of consolidated property partnerships.
(4)Adjusting for leases executed as of March 31, 2021 but not yet commenced, the 2021 and 2022 expirations would be reduced by 78,759 and 41,379 square feet, respectively.

In addition to the 1.2 million rentable square feet, or 8.5%, of currently available space in our stabilized portfolio, leases representing approximately 3.6% and 6.4% of the occupied square footage of our stabilized portfolio are scheduled to expire during the remainder of 2021 and in 2022, respectively. The leases scheduled to expire during the remainder of 2021 and in 2022 represent approximately 1.3 million rentable square feet or 8.2% of our total annualized base rental revenue. Adjusting for leases executed as of March 31, 2021 but not yet commenced, the remaining 2021 and 2022 expirations would be 379,048 and 769,899 square feet, respectively.
Sublease Space.  Of our leased space as of March 31, 2021, approximately 1,537,862 rentable square feet, or 10.9% of the square footage in our stabilized portfolio, was available for sublease, primarily in the San Francisco Bay Area and Greater Seattle regions. Of the 10.9% of available sublease space in our stabilized portfolio as of March 31, 2021, approximately 7.7% was vacant space, and the remaining 3.2% was occupied. Of the approximately 1,537,862 rentable square feet available for sublease as of March 31, 2021, approximately 11,450 rentable square feet representing 4 leases are scheduled to expire in 2021, and approximately 64,670 rentable square feet representing 11 leases are scheduled to expire in 2022.

Stabilized Portfolio Information

As of March 31, 2021, our stabilized portfolio was comprised of 117 office properties encompassing an aggregate of approximately 14.0 million rentable square feet and 808 residential units. Our stabilized portfolio includes all of our properties with the exception of development and redevelopment properties currently committed for construction, under construction, or in the tenant improvement phase, undeveloped land and real estate assets held for sale. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We define properties in the tenant improvement phase as office and life science properties that we are developing or redeveloping where the project has reached cold shell condition and is ready for tenant improvements, which may require additional major base building construction before being placed in service. Projects in the tenant improvement phase are added to our stabilized portfolio once the project reaches the earlier of 95% occupancy or one year from the date of the cessation of major base building construction activities. Costs capitalized to construction in progress for development and redevelopment properties are transferred to land and improvements, buildings and improvements, and deferred leasing costs on our consolidated balance sheets as the historical cost of the property as the projects or phases of projects are placed in service.

We did not have any redevelopment or held for sale properties at March 31, 2021. Our stabilized portfolio also excludes our future development pipeline, which as of March 31, 2021 was comprised of six potential development sites, representing approximately 63 gross acres of undeveloped land on which we believe we have the potential to develop more than 6.0 million rentable square feet, depending upon economic conditions.
As of March 31, 2021, the following properties were excluded from our stabilized portfolio:

	Number of Properties/Projects	Estimated Rentable Square Feet (1)
In-process development projects - tenant improvement	3	1,576,000
In-process development projects - under construction (2)	2	200,000
________________________
(1)Estimated rentable square feet upon completion.
(2)In addition to the estimated office and life science rentable square feet noted above, development projects under construction also include 193 residential units.

The following table reconciles the changes in the rentable square feet in our stabilized office portfolio of operating properties from March 31, 2020 to March 31, 2021:

	Number of Buildings	Rentable Square Feet
Total as of March 31, 2020	114	14,323,572
Completed development properties placed in-service	5	521,832
Dispositions	(2)	(837,517)
Remeasurement	—	41,698
Total as of March 31, 2021 (1)	117	14,049,585
________________________
(1)Includes four properties owned by consolidated property partnerships (see Note 1 “Organization, Ownership and Basis of Presentation” to our consolidated financial statements included in this report for additional information).

Occupancy Information

The following table sets forth certain information regarding our stabilized portfolio:

Region	Number of Buildings	Rentable Square Feet	Occupancy at (1)
			3/31/2021	12/31/2020	9/30/2020
Greater Los Angeles	55	4,403,815	87.5%	88.1%	90.8%
San Diego County	23	2,316,258	87.4%	85.2%	86.7%
San Francisco Bay Area	31	5,527,722	94.3%	94.5%	94.2%
Greater Seattle	8	1,801,790	97.8%	94.7%	94.7%
Total Stabilized Office Portfolio	117	14,049,585	91.5%	91.2%	92.2%

	Average Occupancy
	Three Months Ended March 31,
	2021	2020
Stabilized Office Portfolio (1)	91.5%	93.7%
Same Store Portfolio (2)	90.8%	93.5%
Residential Portfolio (3)	69.1%	93.5%
________________________
(1)Occupancy percentages reported are based on our stabilized office portfolio as of the end of the period presented and exclude occupancy percentages of properties held for sale. Represents physical and economic occupancy.
(2)Occupancy percentages reported are based on office properties owned and stabilized as of January 1, 2020 and still owned and stabilized as of March 31, 2021 and exclude our residential portfolio. See discussion under “Results of Operations” for additional information.
(3)Our residential portfolio consists of our 200-unit residential tower located in Hollywood, California and 608 residential units at our One Paseo mixed-use project in Del Mar, California.

Significant Tenants

The following table sets forth information about our 15 largest tenants based upon annualized base rental revenues, as defined below, as of March 31, 2021.

Tenant Name	Region	Annualized Base Rental Revenue (1) (2)	Rentable Square Feet	Percentage of Total Annualized Base Rental Revenue	Percentage of Total Rentable Square Feet	Year(s) of Lease Expiration
		(in thousands)
GM Cruise, LLC	San Francisco Bay Area	$36,337	374,618	5.3%	2.6%	2031
LinkedIn Corporation / Microsoft Corporation	San Francisco Bay Area	29,752	663,460	4.3%	4.6%	2024 / 2026
Adobe Systems, Inc.	San Francisco Bay Area / Greater Seattle	27,897	513,111	4.0%	3.6%	2027 / 2031
salesforce.com, inc.	San Francisco Bay Area	24,076	451,763	3.5%	3.1%	2031 / 2032
DIRECTV, LLC (3)	Greater Los Angeles	23,152	684,411	3.4%	4.8%	2027
Fortune 50 Publicly-Traded Company	Greater Seattle / San Diego County	23,060	472,427	3.3%	3.3%	2032 / 2033
Box, Inc.	San Francisco Bay Area	22,441	372,673	3.3%	2.6%	2021 / 2028
Okta, Inc.	San Francisco Bay Area	22,387	273,371	3.2%	1.9%	2028
Netflix, Inc.	Greater Los Angeles	21,959	362,868	3.2%	2.5%	2021 / 2032
DoorDash, Inc.	San Francisco Bay Area	18,650	184,968	2.7%	1.3%	2032
Synopsys, Inc.	San Francisco Bay Area	15,492	342,891	2.2%	2.4%	2030
Riot Games, Inc.	Greater Los Angeles	15,152	243,051	2.2%	1.7%	2023 / 2024
Amazon.com	Greater Seattle	14,760	348,880	2.1%	2.4%	2023 / 2030
Viacom International, Inc.	Greater Los Angeles	13,718	211,343	2.0%	1.5%	2028
Nektar Therapeutics, Inc.	San Francisco Bay Area	12,297	135,350	1.8%	0.9%	2030
Total		$321,130	5,635,185	46.5%	39.2%
________________________
(1)Annualized base rental revenue includes the impact of straight-lining rent escalations and the amortization of free rent periods and excludes the impact of the following: amortization of deferred revenue related tenant-funded tenant improvements, amortization of above/below market rents, amortization for lease incentives due under existing leases, and expense reimbursement revenue. Excludes month-to-month leases and vacant space as of March 31, 2021.
(2)Includes 100% of the annualized base rental revenues of consolidated property partnerships.
(3)On April 5, 2021, DIRECTV, LLC’s successor-in-interest (“DIRECTV”) filed suit in Los Angeles Superior Court against a subsidiary of the Company, claiming that DIRECTV properly exercised its contraction rights as to certain space leased by DIRECTV at the property located at 2250 East Imperial Highway, El Segundo, California. The Company strongly disagrees with the contentions made by DIRECTV and will vigorously defend the litigation.

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

Management further evaluates Net Operating Income by evaluating the performance from the following property groups:

•Same Store Properties – includes the consolidated results of all of the office properties that were owned and included in our stabilized portfolio for two comparable reporting periods, i.e., owned and included in our stabilized portfolio as of January 1, 2020 and still owned and included in the stabilized portfolio as of March 31, 2021, including our residential tower in Hollywood, California;

•Development Properties – includes the results generated by certain of our in-process development projects, expenses for certain of our future development project and the results generated by the following stabilized development properties:
◦One office development project that was added to the stabilized portfolio in the first quarter of 2020;
◦One retail development project that was added to the stabilized portfolio in the first quarter of 2020;
◦One office development project that was added to the stabilized portfolio in the fourth quarter of 2020;
◦One office development project that was added to the stabilized portfolio in the first quarter of 2021; and
◦608 residential units at our One Paseo mixed-use project in Del Mar, California that were added to the stabilized portfolio in the third quarter of 2020; and

•Disposition Properties– includes the results of one property disposed of in the fourth quarter of 2020 and one property disposed of in the first quarter of 2021.

The following table sets forth certain information regarding the property groups within our stabilized office portfolio as of March 31, 2021:

Group	# of Buildings	Rentable Square Feet
Same Store Properties	111	13,431,882
Stabilized Development Properties (1)	6	617,703
Total Stabilized Portfolio	117	14,049,585
________________________
(1)Excludes development projects in the tenant improvement phase, our in-process development projects and future development projects.

Comparison of the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020

The following table summarizes our Net Operating Income, as defined, for our total portfolio for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2021	2020
	($ in thousands)
Reconciliation of Net Income Available to Common Stockholders to Net Operating Income, as defined:
Net Income Available to Common Stockholders	$497,631	$39,817	$457,814	1,149.8%
Net income attributable to noncontrolling common units of the Operating Partnership	4,886	705	4,181	593.0%
Net income attributable to noncontrolling interests in consolidated property partnerships	4,894	4,896	(2)	—%
Net income	$507,411	$45,418	$461,993	1,017.2%
Unallocated expense (income):
General and administrative expenses	21,985	19,010	2,975	15.6%
Leasing costs	692	1,456	(764)	(52.5)%
Depreciation and amortization	75,932	74,370	1,562	2.1%
Interest income and other net investment (gain) loss	(1,373)	3,128	(4,501)	(143.9)%
Interest expense	22,334	14,444	7,890	54.6%
Gain on sale of depreciable operating property	(457,288)	—	(457,288)	100.0%
Net Operating Income, as defined	$169,693	$157,826	$11,867	7.5%

The following tables summarize our Net Operating Income, as defined, for our total portfolio for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021				2020
	Same Store	Develop-ment	Disposition	Total	Same Store	Develop-ment	Disposition	Total
	(in thousands)
Operating revenues:
Rental income	$192,769	$21,834	$20,053	$234,656	$196,270	$3,416	$18,947	$218,633
Other property income	765	213	12	990	2,263	149	283	2,695
Total	193,534	22,047	20,065	235,646	198,533	3,565	19,230	221,328
Property and related expenses:
Property expenses	33,720	3,090	2,049	38,859	36,211	1,215	1,557	38,983
Real estate taxes	18,822	3,694	2,750	25,266	18,806	908	2,488	22,202
Ground leases	1,828	—	—	1,828	2,317	—	—	2,317
Total	54,370	6,784	4,799	65,953	57,334	2,123	4,045	63,502
Net Operating Income, as defined	$139,164	$15,263	$15,266	$169,693	$141,199	$1,442	$15,185	$157,826

	Three Months Ended March 31, 2021 as compared to the Three Months Ended March 31, 2020
	Same Store		Development		Disposition		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income	$(3,501)	(1.8)%	$18,418	539.2%	$1,106	5.8%	$16,023	7.3%
Other property income	(1,498)	(66.2)%	64	43.0%	(271)	(95.8)%	(1,705)	(63.3)%
Total	(4,999)	(2.5)%	18,482	518.4%	835	4.3%	14,318	6.5%
Property and related expenses:
Property expenses	(2,491)	(6.9)%	1,875	154.3%	492	31.6%	(124)	(0.3)%
Real estate taxes	16	0.1%	2,786	306.8%	262	10.5%	3,064	13.8%
Ground leases	(489)	(21.1)%	—	—%	—	—%	(489)	(21.1)%
Total	(2,964)	(5.2)%	4,661	219.5%	754	18.6%	2,451	3.9%
Net Operating Income, as defined	$(2,035)	(1.4)%	$13,821	958.5%	$81	0.5%	$11,867	7.5%

Net Operating Income increased $11.9 million, or 7.5%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 resulting from:

•A decrease in Net Operating Income of $2.0 million attributable to the Same Store Properties, which was driven by the following activity:

•A decrease in total operating revenues of $5.0 million primarily due to:

•A net $2.2 million decrease resulting from a $4.5 million decrease due to lower occupancy primarily in the Greater Los Angeles and San Diego County regions partially offset by a $2.3 million increase from new leases and renewals at higher rates primarily in the San Francisco Bay Area and San Diego County regions;

•$7.9 million decrease related to the impact of COVID-19, comprised of:

•$3.7 million decrease due to tenants on a cash basis of revenue recognition and abatements provided to tenants;

•$3.5 million decrease due to lower parking income, of which $2.0 million relates to a reduction in the number of monthly parking spaces rented as a result of COVID-19 stay-at-home orders and $1.5 million relates to lower transient and special event parking income at a number of properties. We expect daily, special event and transient parking to be impacted while restrictions intended to prevent the spread of COVID-19 remain in effect; and

•$0.7 million decrease primarily due to lower reimbursable operating expenses resulting from COVID-19 stay-at-home orders; and

•$0.5 million decrease in the tenant reimbursement component of rental income related to a property tax exemption for one tenant; partially offset by

•$5.6 million increase primarily due to a reduction in revenue during the three months ended March 31, 2020 related to the cumulative impact of transitioning one co-working tenant to a cash basis of revenue recognition; partially offset by

•A decrease in property and related expenses of $3.0 million primarily due to the following:

•$2.5 million decrease in property expenses including janitorial, utilities, parking, and various other recurring expenses as a result of several tenants implementing work from home policies due to the COVID-19 pandemic. We anticipate lower reimbursable property expenses and corresponding tenant recoveries as a result of lower usage of our buildings by tenants while restrictions intended to prevent the spread of COVID-19 are in effect; and

•$0.5 million decrease in ground lease expense due to a reassessment of land value at one ground lease and lower property taxes for one ground lease; offset by

•An increase in Net Operating Income of $13.8 million attributable to the Development Properties; and

•An increase in Net Operating Income of $0.1 million attributable to the Disposition Properties.

Other Expenses and Income

General and Administrative Expenses

General and administrative expenses increased by approximately $3.0 million, or 15.6%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to an increase of $2.4 million related to the market-to-market adjustment for the Company’s deferred compensation plan, which is offset by gains on the underlying marketable securities included in interest income and other net investment gains in the consolidated statements of operations. Additionally, a $1.9 million increase in compensation related expenses primarily attributable to the timing of stock compensation amortization was partially offset by a $1.3 million reduction in professional service fees and general office expenses.

Leasing Costs

Leasing costs decreased by $0.8 million or 52.5%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to changes in personnel and a lower level of leasing activity during the three months ended March 31, 2021.

Depreciation and Amortization

Depreciation and amortization increased $1.6 million, or 2.1%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to the following:

•An increase of $0.4 million attributable to the Same Store Properties; and

•An increase of $5.1 million attributable to the Development Properties; partially offset by

•A decrease of $3.9 million attributable to the Disposition Properties.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts and deferred financing cost amortization, and capitalized interest, including capitalized debt discounts and deferred financing cost amortization, for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Dollar Change	Percentage Change
	(in thousands)
Gross interest expense	$39,242	$35,862	$3,380	9.4%
Capitalized interest and deferred financing costs	(16,908)	(21,418)	4,510	(21.1)%
Interest expense	$22,334	$14,444	$7,890	54.6%

Gross interest expense, before the effect of capitalized interest and deferred financing costs, increased $3.4 million, or 9.4%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 primarily due to an increase in the average outstanding debt balance for the three months ended March 31, 2021.

Capitalized interest and deferred financing costs decreased $4.5 million, or 21.1%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to a decrease in the average aggregate cost basis during the three months ended March 31, 2021. During the three months ended March 31, 2021 and 2020, we capitalized interest on in-process development projects and future development pipeline projects with an average aggregate cost basis of approximately $1.7 billion and $2.2 billion, respectively. In the event of an extended cessation of development activities to get any of these projects ready for its intended use, such projects could potentially no longer qualify for capitalization of interest or other carrying costs. However, a cessation of development activities caused by events outside of our control, such as those as a result of government restrictions aimed at stopping the spread of COVID-19, would not impact our ability to capitalize interest and other carrying costs. Refer to “Part I, Item IA. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2020 for additional information about the potential impact of the COVID-19 pandemic, and restrictions intended to prevents its spread, on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders.

Net Income Attributable to Noncontrolling Interests in Consolidated Property Partnerships

Net income attributable to noncontrolling interests in consolidated property partnerships remained consistent for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The amounts reported for the three months ended March 31, 2021 and 2020 are comprised of the noncontrolling interest’s share of net income for 100 First Street Member, LLC (“100 First LLC”) and 303 Second Street Member, LLC (“303 Second LLC”) and the noncontrolling interest's share of net income for Redwood City Partners, LLC (“Redwood LLC”).

Liquidity and Capital Resources of the Company

In this “Liquidity and Capital Resources of the Company” section, the term the “Company” refers only to Kilroy Realty Corporation on an unconsolidated basis and excludes the Operating Partnership and all other subsidiaries.

The Company’s business is operated primarily through the Operating Partnership. Distributions from the Operating Partnership are the Company’s primary source of capital. The Company believes the Operating Partnership’s sources of working capital, specifically its cash flow from operations and borrowings available under its unsecured revolving credit facility and funds from its capital recycling program, including strategic ventures, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its common stockholders for the next twelve months. Cash flows from operating activities generated by the Operating Partnership for the three months ended March 31, 2021 were sufficient to cover the Company’s payment of cash dividends to its stockholders. However, there can be no assurance that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distributions to the Company. The unavailability of capital could adversely affect the Operating Partnership’s ability to make distributions to the Company, which would in turn, adversely affect the Company’s ability to pay cash dividends to its stockholders.

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

Liquidity Highlights

As of March 31, 2021, we had approximately $657.8 million in cash and cash equivalents and approximately $1.0 billion of restricted cash, which may be released from the qualified intermediary at our direction, should we choose not to complete a Section 1031 Exchange, as a result of the operating property disposition completed during the three months ended March 31, 2021. As of the date of this report, we had $1.1 billion available under our recently amended unsecured revolving credit facility and our next material debt maturity occurs in January 2023. We believe that our available liquidity demonstrates a strong balance sheet and makes us well positioned to navigate any additional future uncertainty resulting from the COVID-19 pandemic. In addition, the Company is a well-known seasoned issuer and has historically been able to raise capital on a timely basis in the public markets, as well as the private markets. Any future financings, however, will depend on market conditions for both capital raises and the investment of such proceeds, and there can be no assurances that we will successfully obtain such financings.

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

The Company intends to continue to make, but has not committed to make, regular quarterly cash distributions to common stockholders, and through the Operating Partnership, to common unitholders from the Operating Partnership’s cash flow from operating activities. All such distributions are at the discretion of the Board of Directors. As the Company intends to maintain distributions at a level sufficient to meet the REIT distribution requirements and minimize its obligation to pay income and excise taxes, it will continue to evaluate whether the current levels of distribution are appropriate to do so throughout 2021. In addition, in the event the Company is unable to identify and complete the acquisition of suitable replacement properties to effect Section 1031 Exchanges to defer some or all of the taxable gains related to the disposition completed during the three months ended March 31, 2021 for gross proceeds of $1.08 billion or any future dispositions (or in the event additional legislation is enacted that further modifies or repeals laws with respect to Section 1031 Exchanges), the Company may be required to distribute a special dividend to its common stockholders and common unitholders in order to minimize or eliminate income taxes on such gains. The Company considers market factors and its performance in addition to REIT requirements in determining its distribution levels. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which is consistent with the Company’s intention to maintain its qualification as a REIT. Such investments may include, for example, obligations of the Government National Mortgage Association, other governmental agency securities, certificates of deposit, and interest-bearing bank deposits.

On February 8, 2021, the Board of Directors declared a regular quarterly cash dividend of $0.50 per share of common stock. The regular quarterly cash dividend is payable to stockholders of record on March 31, 2021 and a corresponding cash distribution of $0.50 per Operating Partnership unit is payable to holders of the Operating Partnership’s common limited partnership interests of record on March 31, 2021, including those owned by the Company. The total cash quarterly dividends and distributions paid on April 14, 2021 were $58.8 million.

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

Capitalization

As of March 31, 2021, our total debt as a percentage of total market capitalization was 33.8%, which was calculated based on the closing price per share of the Company’s common stock of $65.63 on March 31, 2021 as shown in the following table:

	Shares/Units at March 31, 2021	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
	($ in thousands)
Debt: (1)(2)
Unsecured Senior Notes due 2023		$300,000	2.6%
Unsecured Senior Notes due 2024		425,000	3.6%
Unsecured Senior Notes due 2025		400,000	3.4%
Unsecured Senior Notes Series A & B due 2026		250,000	2.1%
Unsecured Senior Notes due 2028		400,000	3.4%
Unsecured Senior Notes due 2029		400,000	3.4%
Unsecured Senior Notes Series A & B due 2027 & 2029		250,000	2.1%
Unsecured Senior Notes due 2030		500,000	4.3%
Unsecured Senior Notes due 2031		350,000	3.0%
Unsecured Senior Notes due 2032		425,000	3.6%
Secured debt		253,049	2.3%
Total debt		$3,953,049	33.8%
Equity and Noncontrolling Interests in the Operating Partnership: (3)
Common limited partnership units outstanding (4)	1,150,574	$75,512	0.7%
Shares of common stock outstanding	116,450,370	7,642,638	65.5%
Total Equity and Noncontrolling Interests in the Operating Partnership		$7,718,150	66.2%
Total Market Capitalization		$11,671,199	100.0%
________________________
(1)    Represents gross aggregate principal amount due at maturity before the effect of the following at March 31, 2021: $21.7 million of unamortized deferred financing costs on the unsecured senior notes and secured debt and $8.0 million of unamortized discounts for the unsecured senior notes.
(2)    As of March 31, 2021, there was no outstanding balance on the unsecured revolving credit facility.
(3)    Value based on closing price per share of our common stock of $65.63 as of March 31, 2021.
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

Liquidity Sources

Unsecured Revolving Credit Facility

The following table summarizes the balance and terms of our unsecured revolving credit facility as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(in thousands)
Outstanding borrowings	$—	$—
Remaining borrowing capacity	750,000	750,000
Total borrowing capacity (1)	$750,000	$750,000
Interest rate (2)	1.11%	1.14%
Facility fee-annual rate (3)	0.200%
Maturity date	July 2022
________________________
(1)We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $600.0 million under an accordion feature under the terms of the unsecured revolving credit facility.
(2)Our unsecured revolving credit facility interest rate was calculated based the contractual rate of LIBOR plus 1.000% as of March 31, 2021 and December 31, 2020.
(3)Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of March 31, 2021 and December 31, 2020, $1.7 million and $2.1 million of unamortized deferred financing costs, respectively, which are included in prepaid expenses and other assets, net on our consolidated balance sheets, remained to be amortized through the maturity date of our unsecured revolving credit facility.

We intend to borrow under the unsecured revolving credit facility as necessary for general corporate purposes, to finance development and redevelopment expenditures, to fund potential acquisitions and to potentially repay long-term debt to supplement cash balances given uncertainties and volatility in market conditions.

In April 2021, the Operating Partnership amended and restated the terms of its unsecured revolving credit facility. The amendment and restatement increased the size of the unsecured revolving credit facility from $750.0 million to $1.1 billion, reduced the borrowing costs, extended the maturity date of the unsecured revolving credit facility to July 2025, with two six-month extension options, and added a sustainability-linked pricing component whereby the interest rate is lowered by 0.01% if certain sustainability performance targets are met. The LIBOR replacement provisions of the unsecured revolving credit facility permit the use of rates based on the secured overnight financing rate (“SOFR”) administered by the Federal Reserve Bank of New York. The unsecured revolving credit facility was undrawn at closing.

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

In connection with our capital recycling strategy, during the three months ended March 31, 2021, we completed the sale of one operating property in San Francisco, California to an unaffiliated third party for gross proceeds of $1.08 billion, or approximately $1,440 per square foot. As of March 31, 2021, the approximately $1.0 billion of net proceeds related to the disposition were temporarily being held by a qualified intermediary, at our direction, for the purpose of facilitating a Section 1031 Exchange. Any potential future disposition transactions and the timing of any potential future capital recycling transactions will depend on market conditions and other factors, including but not limited to our capital needs, the availability of financing for potential buyers (which has been and may continue to be constrained for some potential buyers due to the ongoing COVID-19 pandemic’s impact on economic and market conditions, including the financial markets), and our ability to defer some or all of the taxable gains on the sales. In addition, we cannot assure you that we will dispose of any additional properties, or that we will be able to identify and complete the acquisitions of suitable replacement properties to effect Section 1031 Exchanges to defer some or all of the taxable gains related to our capital recycling program. In the event we are unable to complete dispositions as planned, we may raise capital through other sources of liquidity including our available unsecured revolving credit facility or the public or private issuance of unsecured debt.

At-The-Market Stock Offering Program

Under our current at-the-market stock offering program, which commenced June 2018, we may offer and sell shares of our common stock with an aggregate gross sales price of up to $500.0 million from time to time in “at-the-market” offerings. In connection with the at-the-market program, the Company may enter into forward equity sale agreements with certain financial institutions acting as forward purchasers whereby, at our discretion, the forward purchasers may borrow and sell shares of our common stock under our at-the-market program. The use of a forward equity sale agreement allows the Company to lock in a share price on the sale of shares of our common stock at the time the agreement is executed but defer settling the forward equity sale agreements and receiving the proceeds from the sale of shares until a later date. The Company did not have any outstanding forward equity sale agreements to be settled at March 31, 2021.

Since commencement of our current at-the-market program, we have completed sales of 3,594,576 shares of common stock through March 31, 2021. As of March 31, 2021, we may offer and sell shares of our common stock having an aggregate gross sales price up to approximately $214.2 million under our current at-the-market program. The Company did not complete any sales of common stock under the program during the three months ended March 31, 2021.

Shelf Registration Statement

The Company is a well-known seasoned issuer and the Company and the Operating Partnership have an effective shelf registration statement that provides for the public offering and sale from time to time by the Company of its preferred stock, common stock, depository shares and guarantees of debt securities and by the Operating Partnership of its debt securities, in each case in unlimited amounts. The Company evaluates the capital markets on an ongoing basis for opportunities to raise capital, and, as circumstances warrant, the Company and the Operating Partnership may issue securities of all of these types in one or more offerings at any time and from time to time on an opportunistic basis, depending upon, among other things, market conditions, available pricing and capital needs. Capital raising could be more challenging under current market conditions than those prior to COVID-19. When the Company receives proceeds from the sales of its preferred or common stock, it generally contributes the net proceeds from those sales to the Operating Partnership in exchange for corresponding preferred or common partnership units of the Operating Partnership. The Operating Partnership may use these proceeds and proceeds from the sale of its debt securities to repay debt, including borrowings under its unsecured revolving credit facility, to develop new or existing properties, to make acquisitions of properties or portfolios of properties, or for general corporate purposes.

Unsecured and Secured Debt

The aggregate principal amount of the unsecured and secured debt of the Operating Partnership outstanding as of March 31, 2021 was as follows:

Aggregate Principal Amount Outstanding
(in thousands)
Unsecured Senior Notes due 2023	$300,000
Unsecured Senior Notes due 2024	425,000
Unsecured Senior Notes due 2025	400,000
Unsecured Senior Notes Series A & B due 2026	250,000
Unsecured Senior Notes due 2028	400,000
Unsecured Senior Notes due 2029	400,000
Unsecured Senior Notes Series A & B due 2027 & 2029	250,000
Unsecured Senior Notes due 2030	500,000
Unsecured Senior Notes due 2031	350,000
Unsecured Senior Notes due 2032	425,000
Secured Debt	253,049
Total Unsecured and Secured Debt (1)	3,953,049
Less: Unamortized Net Discounts and Deferred Financing Costs (2)	(29,657)
Total Debt, Net	$3,923,392
________________________
(1)As of March 31, 2021, there was no outstanding balance on the unsecured revolving credit facility.
(2)Includes $21.7 million of unamortized deferred financing costs on the unsecured senior notes and secured debt and $8.0 million of unamortized discounts for the unsecured senior notes. Excludes unamortized deferred financing costs on the unsecured revolving credit facility, which are included in prepaid expenses and other assets, net on our consolidated balance sheets.

Debt Composition

The composition of the Operating Partnership’s aggregate debt balances between secured and unsecured and fixed-rate and variable-rate debt as of March 31, 2021 and December 31, 2020 was as follows:

	Percentage of Total Debt (1)		Weighted Average Interest Rate (1)
	March 31, 2021 (2)	December 31, 2020	March 31, 2021 (2)	December 31, 2020
Secured vs. unsecured:
Unsecured	93.6%	93.6%	3.8%	3.8%
Secured	6.4%	6.4%	3.9%	3.9%
Variable-rate vs. fixed-rate:
Variable-rate	—%	—%	—%	—%
Fixed-rate (3)	100.0%	100.0%	3.8%	3.8%
Stated rate (3)			3.8%	3.8%
GAAP effective rate (4)			3.8%	3.8%
GAAP effective rate including debt issuance costs			4.0%	4.0%
________________________
(1)    As of the end of the period presented.
(2)    As of March 31, 2021, there was no outstanding balance on the unsecured revolving credit facility.
(3)    Excludes the impact of the amortization of any debt discounts/premiums and deferred financing costs.
(4)    Includes the impact of the amortization of any debt discounts/premiums, excluding deferred financing costs.

Liquidity Uses

Contractual Obligations

Refer to our 2020 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside of the ordinary course of business, to these contractual obligations during the three months ended March 31, 2021.

Other Liquidity Uses

    Development

As of March 31, 2021, we had two development projects under construction.  These projects have a total estimated investment of approximately $325.0 million of which we have incurred approximately $270.0 million, net of retention, and committed an additional $55.0 million as of March 31, 2021, of which $20.0 million is currently expected to be spent through the end of 2021. In addition, as of March 31, 2021, we had three development projects in the tenant improvement phase. These projects have a total estimated investment of approximately $1.2 billion, of which we have incurred approximately $920.0 million, net of retention, and committed an additional $265.0 million as of March 31, 2021, of which $126.0 million is currently expected to be spent through the end of 2021. We also had two stabilized development projects with a total estimated investment of $395.0 million, of which $67.0 million remains to be spent as of March 31, 2021, and is expected to be spent through the end of 2021. Furthermore, we currently believe we may spend up to $100.0 million on future development pipeline projects that we expect we may commence construction on throughout the remainder of 2021. The ultimate timing of these expenditures may fluctuate given construction progress and leasing status of the projects, or as a result of events outside our control, such as delays or increased costs as a result of the COVID-19 pandemic. We expect that any material additional development activities will be funded with borrowings under the unsecured revolving credit facility, the public or private issuance of debt or equity securities, the disposition of assets under our capital recycling program, or strategic venture opportunities.

Debt Maturities

We believe our conservative leverage, staggered debt maturities and recent unsecured line of credit amendment provide us with financial flexibility and enhance our ability to obtain additional sources of liquidity if necessary, and, therefore, we believe we are well-positioned to refinance or repay maturing debt and to pursue our strategy of seeking attractive acquisition opportunities, which we may finance, as necessary, with future public and private issuances of debt and equity securities. However, we can provide no assurance that we will have access to the public or private debt or equity markets in the future on favorable terms or at all. Our next debt maturity occurs in January 2023.

Potential Future Acquisitions

As discussed in the section “Factors That May Influence Future Results of Operations - Acquisitions,” we continue to evaluate strategic opportunities and remain a disciplined buyer of development and redevelopment opportunities as well as value-add and strategic operating properties, dependent on market conditions and business cycles, among other factors.  We focus on growth opportunities primarily in West Coast markets populated by knowledge and creative based tenants in a variety of industries, including technology, media, healthcare, life sciences, entertainment and professional services.  Any material acquisitions will be funded with borrowings under the unsecured revolving credit facility, the public or private issuance of debt or equity securities, the disposition of assets under our capital recycling program, the formation of strategic ventures or through the assumption of existing debt.

We cannot provide assurance that we will enter into any agreements to acquire properties or undeveloped land, or that the potential acquisitions contemplated by any agreements we may enter into in the future will be completed.

Share Repurchases

As of March 31, 2021, 4,935,826 shares remained eligible for repurchase under a share repurchase program approved by the Company's board of directors in 2016. Under this program, repurchases may be made in open market transactions at prevailing prices or through privately negotiated transactions. We may elect to repurchase shares of our common stock under this program in the future depending upon various factors, including market conditions, the trading price of our common stock and our other uses of capital. This program does not have a termination date and repurchases may be discontinued at any time. We intend to fund repurchases, if any, primarily with the proceeds from property dispositions.

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

Factors That May Influence Future Sources of Capital and Liquidity of the Company and the Operating Partnership

We continue to evaluate sources of financing for our business activities, including borrowings under the unsecured revolving credit facility, issuance of public and private equity securities, unsecured debt and fixed-rate secured mortgage financing, proceeds from the disposition of selective assets through our capital recycling program, and the formation of strategic ventures. However, our ability to obtain new financing or refinance existing borrowings on favorable terms could be impacted by various factors, including the state of the macro economy, the state of the credit and equity markets, significant tenant defaults, a decline in the demand for office properties, a decrease in market rental rates or market values of real estate assets in our submarkets, the amount of our future borrowings and the impact of the COVID-19 pandemic, and restrictions intended to prevents its spread, on capital and credit markets and our tenants (refer to “Part I, Item IA. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2020 for additional information). These events could result in the following:

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

Debt Covenants

The unsecured revolving credit facility, unsecured term loan facility, unsecured term loan, unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key existing financial covenants and their covenant levels include:

Unsecured Credit Facility and Private Placement Notes (as defined in the applicable Credit Agreements):	Covenant Level	Actual Performance as of March 31, 2021
Total debt to total asset value	less than 60%	30%
Fixed charge coverage ratio	greater than 1.5x	2.9x
Unsecured debt ratio	greater than 1.67x	3.19x
Unencumbered asset pool debt service coverage	greater than 1.75x	3.60x

Unsecured Senior Notes due 2023, 2024, 2025, 2028, 2029, 2030 and 2032 (as defined in the applicable Indentures):
Total debt to total asset value	less than 60%	33%
Interest coverage	greater than 1.5x	7.5x
Secured debt to total asset value	less than 40%	2%
Unencumbered asset pool value to unsecured debt	greater than 150%	311%

The Operating Partnership was in compliance with all of its debt covenants as of March 31, 2021. Our current expectation is that the Operating Partnership will continue to meet the requirements of its debt covenants in both the short and long term. In response to the COVID-19 pandemic, we have completed stress testing of our various financial covenants assuming decreases in rental income and determined that the Operating Partnership has adequate cushion between actual performance and debt covenant levels. However, in the event of an economic slowdown or continued volatility in the credit markets, there is no certainty that the Operating Partnership will be able to continue to satisfy all the covenant requirements.

Consolidated Historical Cash Flow Summary

The following summary discussion of our consolidated historical cash flow is based on the consolidated statements of cash flows in Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow for the periods presented below. Changes in our cash flow include changes in cash and cash equivalents and restricted cash. Our historical cash flow activity for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 is as follows:

	Three Months Ended March 31,
	2021	2020	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$144,152	$122,940	$21,212	17.3%
Net cash provided by (used in) investing activities	812,250	(211,412)	1,023,662	484.2%
Net cash (used in) provided by financing activities	(92,954)	790,562	(883,516)	(111.8)%
Net increase in cash and cash equivalents	$863,448	$702,090	$161,358	23.0%

Operating Activities

Our cash flows from operating activities depends on numerous factors including the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, the level of operating expenses, the impact of property acquisitions, completed development projects and related financing activities, and other general and administrative costs. Our net cash provided by operating activities increased by $21.2 million, or 17.3%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily as a result of net changes in other operating assets and liabilities related to the timing of expenditures and net cash flow from operations of development properties that became stabilized subsequent to March 31, 2020. See additional information under the caption “—Results of Operations.”

Investing Activities

Our cash flows from investing activities is generally used to fund development and operating property acquisitions, expenditures for development projects, and recurring and nonrecurring capital expenditures for our operating properties, net of proceeds received from dispositions of real estate assets. During the three months ended March 31, 2021 we had net cash provided by investing activities of $812.3 million compared to net cash used in investing activities of $211.4 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to $1.0 billion of net proceeds received and held by a qualified intermediary from one operating property disposition completed during the three months ended March 31, 2021.

Financing Activities

Our cash flows from financing activities is principally impacted by our capital raising activities, net of dividends and distributions paid to common and preferred security holders. During the three months ended March 31, 2021 we had net cash used in financing activities of $93.0 million compared to net cash provided by financing activities of $790.6 million for the three months ended March 31, 2020 primarily as a result of net proceeds from the issuance of common stock generated during the three months ended March 31, 2020.

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

The following table presents our FFO for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net income available to common stockholders	$497,631	$39,817
Adjustments:
Net income attributable to noncontrolling common units of the Operating Partnership	4,886	705
Net income attributable to noncontrolling interests in consolidated property partnerships	4,894	4,896
Depreciation and amortization of real estate assets	74,431	72,438
Gain on sale of depreciable real estate	(457,288)	—
Funds From Operations attributable to noncontrolling interests in consolidated property partnerships	(8,310)	(7,683)
Funds From Operations (1)(2)	$116,244	$110,173
________________________
(1)    Reported amounts are attributable to common stockholders, common unitholders and restricted stock unitholders.
(2)    FFO available to common stockholders and unitholders includes amortization of deferred revenue related to tenant-funded tenant improvements of $4.2 million and $5.0 million for the three months ended March 31, 2021 and 2020, respectively.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Information about our market risk is disclosed in “Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and is incorporated herein by reference. There have been no material changes for the three months ended March 31, 2021, to the information provided in “Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2021, the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

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

As required by SEC Rule 13a-15(b), the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of its general partner, of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2021, the end of the period covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of its general partner concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes that occurred during the period covered by this report in the Operating Partnership’s internal control over financial reporting identified in connection with the evaluation referenced above that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We and our properties are subject to routine litigation incidental to our business. These matters are generally covered by insurance. As of March 31, 2021, we are not a defendant in, and our properties are not subject to, any legal proceedings that we believe, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations or cash flows.

ITEM 1A.    RISK FACTORS

There have been no material changes to the risk factors included in the Company’s and the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2020.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities: None.

(b) Use of Proceeds from Registered Securities: None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

The table below reflects our purchases of common stock during each of the three months in the three-month period ended
March 31, 2021.

Period	Total Number of Shares of Stock Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs
January 1, 2021 - January 31, 2021	235,169	$60.56	—	—
February 1, 2021 - February 28, 2021	119,989	56.63	—	—
March 1, 2021 - March 31, 2021	—	—	—	—
Total	355,158	$59.23	—	—
________________________
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

10.1*†	Amended and Restated Employment Agreement and Non-Competition Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Heidi R. Roth effective as of January 28, 2016

10.2*	Third Amended and Restated Credit Agreement dated as of April 20, 2021

10.3*	Third Amended and Restated Guaranty dated as of April 20, 2021

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty Corporation

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty Corporation

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty, L.P.

31.4*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty, L.P.

32.1*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty Corporation

32.2*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty Corporation

32.3*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty, L.P.

32.4*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty, L.P.

101.1
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the quarter ended March 31, 2021, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to the Consolidated Financial Statements (unaudited).(1)

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 2021.

KILROY REALTY CORPORATION

By:	/s/ John Kilroy
John Kilroy Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michelle Ngo
Michelle Ngo Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

By:	/s/ Merryl E. Werber
Merryl E. Werber Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 2021.

KILROY REALTY, L.P.

BY:	KILROY REALTY CORPORATION
Its general partner

	By:	/s/ John Kilroy
John Kilroy Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Michelle Ngo
Michelle Ngo Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

	By:	/s/ Merryl E. Werber
Merryl E. Werber Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)