Form 10-Q
period 2021-06-30
KILROY REALTY CORP; Kilroy Realty, L.P.
filed 2021-07-29
CIK 1025996, 1493976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Kilroy Realty Corporation Yes  ☐     No   ☑
Kilroy Realty, L.P. Yes  ☐     No   ☑
As of July 23, 2021, 116,454,210 shares of Kilroy Realty Corporation common stock, par value $.01 per share, were outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2021 of Kilroy Realty Corporation and Kilroy Realty, L.P. Unless stated otherwise or the context otherwise requires, references to “Kilroy Realty Corporation” or the “Company,” “we,” “our,” and “us” mean Kilroy Realty Corporation, a Maryland corporation, and its controlled and consolidated subsidiaries, and references to “Kilroy Realty, L.P.” or the “Operating Partnership” mean Kilroy Realty, L.P., a Delaware limited partnership and its controlled and consolidated subsidiaries.
The Company is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of June 30, 2021, the Company owned an approximate 99.0% common general partnership interest in the Operating Partnership. The remaining approximate 1.0% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of the Company. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions, and refinancings and cause changes in its line of business, capital structure and distribution policies.
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
•the following notes to the consolidated financial statements:
◦Note 6, Stockholders’ Equity of the Company;
◦Note 8, Partners’ Capital of the Operating Partnership;
◦Note 13, Net Income Available to Common Stockholders Per Share of the Company;
◦Note 14, Net Income Available to Common Unitholders Per Unit of the Operating Partnership;
i

◦Note 15, Supplemental Cash Flow Information of the Company; and
◦Note 16, Supplemental Cash Flow Information of the Operating Partnership;
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
QUARTERLY REPORT FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY CORPORATION

KILROY REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share data)

	June 30, 2021	December 31, 2020
ASSETS
REAL ESTATE ASSETS (Notes 2 and 3):
Land and improvements	$1,551,653	$1,628,848
Buildings and improvements	6,682,208	6,783,092
Undeveloped land and construction in progress	2,318,215	1,778,106
Total real estate assets held for investment	10,552,076	10,190,046
Accumulated depreciation and amortization	(1,900,740)	(1,798,646)
Total real estate assets held for investment, net	8,651,336	8,391,400
CASH AND CASH EQUIVALENTS	519,307	731,991
RESTRICTED CASH (Note 3)	450,457	91,139
MARKETABLE SECURITIES (Note 12)	25,885	27,481
CURRENT RECEIVABLES, NET	9,773	12,007
DEFERRED RENT RECEIVABLES, NET	384,475	386,658
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET	184,510	210,949
RIGHT OF USE GROUND LEASE ASSETS (Notes 2 and 11)	141,529	95,523
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 4)	67,494	53,560
TOTAL ASSETS	$10,434,766	$10,000,708
LIABILITIES AND EQUITY
LIABILITIES:
Secured debt, net (Notes 5 and 12)	$251,000	$253,582
Unsecured debt, net (Notes 5 and 12)	3,672,152	3,670,099
Accounts payable, accrued expenses and other liabilities	429,168	445,100
Ground lease liabilities (Notes 2 and 11)	143,885	97,778
Accrued dividends and distributions (Note 17)	59,455	59,431
Deferred revenue and acquisition-related intangible liabilities, net	122,902	128,523
Rents received in advance and tenant security deposits	62,739	68,874
Total liabilities	4,741,301	4,723,387
COMMITMENTS AND CONTINGENCIES (Note 11)
EQUITY:
Stockholders’ Equity (Note 6):
Common stock, $.01 par value, 280,000,000 shares authorized, 116,454,210 and 116,035,827 shares issued and outstanding, respectively	1,165	1,160
Additional paid-in capital	5,134,320	5,131,916
Retained earnings (distributions in excess of earnings)	311,458	(103,133)
Total stockholders’ equity	5,446,943	5,029,943
Noncontrolling Interests (Notes 1 and 7):
Common units of the Operating Partnership	53,810	49,875
Noncontrolling interests in consolidated property partnerships	192,712	197,503
Total noncontrolling interests	246,522	247,378
Total equity	5,693,465	5,277,321
TOTAL LIABILITIES AND EQUITY	$10,434,766	$10,000,708

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUES
Rental income (Note 10)	$224,473	$218,356	$459,129	$436,989
Other property income	1,510	1,067	2,500	3,762
Total revenues	225,983	219,423	461,629	440,751
EXPENSES
Property expenses	40,482	37,829	79,341	76,812
Real estate taxes	22,109	21,854	47,375	44,056
Ground leases (Note 11)	2,023	2,330	3,851	4,647
General and administrative expenses (Note 9)	24,507	38,597	46,492	57,607
Leasing costs	883	1,330	1,575	2,786
Depreciation and amortization	73,589	80,085	149,521	154,455
Total expenses	163,593	182,025	328,155	340,363
OTHER INCOME (EXPENSES)
Interest income and other net investment gain (loss) (Note 12)	1,337	2,838	2,710	(290)
Interest expense (Note 5)	(21,390)	(15,884)	(43,724)	(30,328)
Gain on sale of depreciable operating property (Note 3)	543	—	457,831	—
Total other (expenses) income	(19,510)	(13,046)	416,817	(30,618)
NET INCOME	42,880	24,352	550,291	69,770
Net income attributable to noncontrolling common units of the Operating Partnership	(354)	(367)	(5,240)	(1,072)
Net income attributable to noncontrolling interests in consolidated property partnerships	(6,687)	(4,367)	(11,581)	(9,263)
Total income attributable to noncontrolling interests	(7,041)	(4,734)	(16,821)	(10,335)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$35,839	$19,618	$533,470	$59,435
Net income available to common stockholders per share – basic (Note 13)	$0.30	$0.17	$4.58	$0.53
Net income available to common stockholders per share – diluted (Note 13)	$0.30	$0.17	$4.56	$0.52
Weighted average common shares outstanding – basic (Note 13)	116,451,931	115,084,897	116,398,450	110,980,066
Weighted average common shares outstanding – diluted (Note 13)	116,917,463	115,539,725	116,859,745	111,464,647

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share and per share/unit data)

	Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings (Distributions in Excess of Earnings)
BALANCE AS OF DECEMBER 31, 2020	116,035,827	$1,160	$5,131,916	$(103,133)	$5,029,943	$247,378	$5,277,321
Net income				497,631	497,631	9,780	507,411
Issuance of share-based compensation awards			1,950		1,950		1,950
Non-cash amortization of share-based compensation (Note 9)			9,604		9,604		9,604
Settlement of restricted stock units for shares of common stock	769,701	8	(8)		—		—
Repurchase of common stock, stock options and restricted stock units	(355,158)	(3)	(21,134)		(21,137)		(21,137)
Distributions to noncontrolling interests in consolidated property partnerships					—	(11,680)	(11,680)
Adjustment for noncontrolling interest			256		256	(256)	—
Dividends declared per common share and common unit ($0.500 per share/unit)				(60,002)	(60,002)	(575)	(60,577)
BALANCE AS OF MARCH 31, 2021	116,450,370	1,165	5,122,584	334,496	5,458,245	244,647	5,702,892
Net income				35,839	35,839	7,041	42,880
Issuance of share-based compensation awards			645		645		645
Non-cash amortization of share-based compensation (Note 9)			11,193		11,193		11,193
Settlement of restricted stock units for shares of common stock	3,840	—	—		—		—
Distributions to noncontrolling interests in consolidated property partnerships					—	(4,692)	(4,692)
Adjustment for noncontrolling interest			(102)		(102)	102	—
Dividends declared per common share and common unit ($0.500 per share/unit) (Note 17)				(58,877)	(58,877)	(576)	(59,453)
BALANCE AS OF JUNE 30, 2021	116,454,210	$1,165	$5,134,320	$311,458	$5,446,943	$246,522	$5,693,465

	Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AS OF DECEMBER 31, 2019	106,016,287	$1,060	$4,350,917	$(58,467)	$4,293,510	$277,348	$4,570,858
Net income				39,817	39,817	5,601	45,418
Issuance of common stock	8,897,110	89	721,705		721,794		721,794
Issuance of share-based compensation awards			1,720		1,720		1,720
Non-cash amortization of share-based compensation			8,653		8,653		8,653
Settlement of restricted stock units for shares of common stock	269,972	3	(3)		—		—
Repurchase of common stock, stock options and restricted stock units	(117,445)	(1)	(9,798)		(9,799)		(9,799)
Exchange of common units of the Operating Partnership	2,000	—	81		81	(81)	—
Distributions to noncontrolling interests in consolidated property partnerships					—	(2,617)	(2,617)
Adjustment for noncontrolling interest			(6,094)		(6,094)	6,094	—
Dividends declared per common share and common unit ($0.485 per share/unit)				(57,532)	(57,532)	(980)	(58,512)
BALANCE AS OF MARCH 31, 2020	115,067,924	1,151	5,067,181	(76,182)	4,992,150	285,365	5,277,515
Net income				19,618	19,618	4,734	24,352
Issuance of common stock	—	—	(45)		(45)		(45)
Issuance of share-based compensation awards			805		805		805
Non-cash amortization of share-based compensation			13,576		13,576		13,576
Settlement of restricted stock units for shares of common stock	33,581	—	—		—		—
Repurchase of common stock, stock options, and restricted stock units	(11,668)	—	(735)		(735)		(735)
Exchange of common units of the Operating Partnership	86,701	1	3,761		3,762	(3,762)	—
Distributions to noncontrolling interests in consolidated property partnerships					—	(4,281)	(4,281)
Adjustment for noncontrolling interest			(181)		(181)	181	—
Dividends declared per common share and common unit ($0.485 per share/unit)				(56,659)	(56,659)	(939)	(57,598)
BALANCE AS OF JUNE 30, 2020	115,176,538	$1,152	$5,084,362	$(113,223)	$4,972,291	$281,298	$5,253,589

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$550,291	$69,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	146,468	148,419
Depreciation of non-real estate furniture, fixtures and equipment	3,053	6,036
Revenue reversals for doubtful accounts, net (Note 10)	746	12,381
Non-cash amortization of share-based compensation awards	17,415	18,311
Non-cash amortization of deferred financing costs and debt discounts	1,590	1,076
Non-cash amortization of net below market rents	(2,194)	(4,500)
Gain on sale of depreciable operating property (Note 3)	(457,831)	—
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements	(8,915)	(8,793)
Straight-line rents	(31,029)	(33,514)
Amortization of right of use ground lease assets	424	408
Net change in other operating assets	(3,622)	13,991
Net change in other operating liabilities	70	437
Net cash provided by operating activities	216,466	224,022
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for development properties and undeveloped land	(263,227)	(293,711)
Expenditures for operating properties and other capital assets	(63,903)	(80,630)
Expenditures for acquisitions of development properties and undeveloped land (Note 2)	(586,927)	—
Net proceeds received from dispositions (Note 3)	1,013,359	—
Net increase in acquisition-related deposits	(4,000)	—
Net cash provided by (used in) investing activities	95,302	(374,341)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments and repayments of secured debt	(2,645)	(2,543)
Financing costs (Note 5)	(7,569)	(2,283)
Repurchase of common stock and restricted stock units	(21,137)	(10,534)
Distributions to noncontrolling interests in consolidated property partnerships	(16,389)	(6,915)
Dividends and distributions paid to common stockholders and common unitholders	(117,394)	(109,187)
Net proceeds from issuance of common stock	—	721,749
Proceeds from the issuance of unsecured debt (Note 5)	—	350,000
Borrowings on unsecured revolving credit facility	—	190,000
Repayments on unsecured revolving credit facility	—	(435,000)
Net cash (used in) provided by financing activities	(165,134)	695,287
Net increase in cash and cash equivalents and restricted cash	146,634	544,968
Cash and cash equivalents and restricted cash, beginning of period	823,130	76,344
Cash and cash equivalents and restricted cash, end of period	$969,764	$621,312

See accompanying notes to consolidated financial statements.

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY, L.P.

KILROY REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except unit data)

	June 30, 2021	December 31, 2020
ASSETS
REAL ESTATE ASSETS (Notes 2 and 3):
Land and improvements	$1,551,653	$1,628,848
Buildings and improvements	6,682,208	6,783,092
Undeveloped land and construction in progress	2,318,215	1,778,106
Total real estate assets held for investment	10,552,076	10,190,046
Accumulated depreciation and amortization	(1,900,740)	(1,798,646)
Total real estate assets held for investment, net	8,651,336	8,391,400
CASH AND CASH EQUIVALENTS	519,307	731,991
RESTRICTED CASH (Note 3)	450,457	91,139
MARKETABLE SECURITIES (Note 12)	25,885	27,481
CURRENT RECEIVABLES, NET	9,773	12,007
DEFERRED RENT RECEIVABLES, NET	384,475	386,658
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET	184,510	210,949
RIGHT OF USE GROUND LEASE ASSETS (Notes 2 and 11)	141,529	95,523
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 4)	67,494	53,560
TOTAL ASSETS	$10,434,766	$10,000,708
LIABILITIES AND CAPITAL
LIABILITIES:
Secured debt, net (Notes 5 and 12)	$251,000	$253,582
Unsecured debt, net (Notes 5 and 12)	3,672,152	3,670,099
Accounts payable, accrued expenses and other liabilities	429,168	445,100
Ground lease liabilities (Notes 2 and 11)	143,885	97,778
Accrued distributions (Note 17)	59,455	59,431
Deferred revenue and acquisition-related intangible liabilities, net	122,902	128,523
Rents received in advance and tenant security deposits	62,739	68,874
Total liabilities	4,741,301	4,723,387
COMMITMENTS AND CONTINGENCIES (Note 11)
CAPITAL:
Common units, 116,454,210 and 116,035,827 held by the general partner and 1,150,574 and 1,150,574 held by common limited partners issued and outstanding, respectively (Note 7)	5,500,753	5,079,818
Noncontrolling interests in consolidated property partnerships (Note 1)	192,712	197,503
Total capital	5,693,465	5,277,321
TOTAL LIABILITIES AND CAPITAL	$10,434,766	$10,000,708

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUES
Rental income (Note 10)	$224,473	$218,356	$459,129	$436,989
Other property income	1,510	1,067	2,500	3,762
Total revenues	225,983	219,423	461,629	440,751
EXPENSES
Property expenses	40,482	37,829	79,341	76,812
Real estate taxes	22,109	21,854	47,375	44,056
Ground leases (Note 11)	2,023	2,330	3,851	4,647
General and administrative expenses (Note 9)	24,507	38,597	46,492	57,607
Leasing costs	883	1,330	1,575	2,786
Depreciation and amortization	73,589	80,085	149,521	154,455
Total expenses	163,593	182,025	328,155	340,363
OTHER INCOME (EXPENSES)
Interest income and other net investment gain (loss) (Note 12)	1,337	2,838	2,710	(290)
Interest expense (Note 5)	(21,390)	(15,884)	(43,724)	(30,328)
Gain on sale of depreciable operating property (Note 3)	543	—	457,831	—
Total other (expenses) income	(19,510)	(13,046)	416,817	(30,618)
NET INCOME	42,880	24,352	550,291	69,770
Net income attributable to noncontrolling interests in consolidated property partnerships and subsidiaries	(6,687)	(4,514)	(11,581)	(9,543)
NET INCOME AVAILABLE TO COMMON UNITHOLDERS	$36,193	$19,838	$538,710	$60,227
Net income available to common unitholders per unit – basic (Note 14)	$0.30	$0.16	$4.58	$0.52
Net income available to common unitholders per unit – diluted (Note 14)	$0.30	$0.16	$4.56	$0.52
Weighted average common units outstanding – basic (Note 14)	117,602,505	117,098,562	117,549,024	112,997,795
Weighted average common units outstanding – diluted (Note 14)	118,068,037	117,553,390	118,010,319	113,482,376

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(Unaudited; in thousands, except unit and per unit data)

	Partners’ Capital		Noncontrolling Interests in Consolidated Property Partnerships
	Number of Common Units	Common Units		Total Capital
BALANCE AS OF DECEMBER 31, 2020	117,186,401	$5,079,818	$197,503	$5,277,321
Net income		502,517	4,894	507,411
Issuance of share-based compensation awards		1,950		1,950
Non-cash amortization of share-based compensation (Note 9)		9,604		9,604
Settlement of restricted stock units	769,701	—		—
Repurchase of common units, stock options and restricted stock units	(355,158)	(21,137)		(21,137)
Distributions to noncontrolling interests in consolidated property partnerships			(11,680)	(11,680)
Distributions declared per common unit ($0.500 per unit)		(60,577)		(60,577)
BALANCE AS OF MARCH 31, 2021	117,600,944	5,512,175	190,717	5,702,892
Net income		36,193	6,687	42,880
Issuance of share-based compensation awards		645		645
Non-cash amortization of share-based compensation (Note 9)		11,193		11,193
Settlement of restricted stock units	3,840	—		—
Distributions to noncontrolling interests in consolidated property partnerships			(4,692)	(4,692)
Distributions declared per common unit ($0.500 per unit) (Note 17)		(59,453)		(59,453)
BALANCE AS OF JUNE 30, 2021	117,604,784	$5,500,753	$192,712	$5,693,465

	Partners’ Capital		Noncontrolling Interests in Consolidated Property Partnerships and Subsidiaries
	Number of Common Units	Common Units		Total Capital
BALANCE AS OF DECEMBER 31, 2019	108,039,574	$4,369,758	$201,100	$4,570,858
Net income		40,389	5,029	45,418
Issuance of common units	8,897,110	721,794		721,794
Issuance of share-based compensation awards		1,720		1,720
Non-cash amortization of share-based compensation		8,653		8,653
Settlement of restricted stock units	269,972	—		—
Repurchase of common units, stock options and restricted stock units	(117,445)	(9,799)		(9,799)
Distributions to noncontrolling interests in consolidated property partnerships			(2,617)	(2,617)
Distributions declared per common unit ($0.485 per unit)		(58,512)		(58,512)
BALANCE AS OF MARCH 31, 2020	117,089,211	5,074,003	203,512	5,277,515
Net income		19,838	4,514	24,352
Issuance of common units	—	(45)		(45)
Issuance of share-based compensation awards		805		805
Non-cash amortization of share-based compensation		13,576		13,576
Settlement of restricted stock units	33,581	—		—
Repurchase and cancellation of common units, stock options, and restricted stock units	(11,668)	(735)		(735)
Distributions to noncontrolling interests in consolidated property partnerships			(4,281)	(4,281)
Distributions declared per common unit ($0.485 per unit)		(57,598)		(57,598)
BALANCE AS OF JUNE 30, 2020	117,111,124	$5,049,844	$203,745	$5,253,589

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$550,291	$69,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	146,468	148,419
Depreciation of non-real estate furniture, fixtures and equipment	3,053	6,036
Revenue reversals for doubtful accounts, net (Note 10)	746	12,381
Non-cash amortization of share-based compensation awards	17,415	18,311
Non-cash amortization of deferred financing costs and debt discounts	1,590	1,076
Non-cash amortization of net below market rents	(2,194)	(4,500)
Gain on sale of depreciable operating property (Note 3)	(457,831)	—
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements	(8,915)	(8,793)
Straight-line rents	(31,029)	(33,514)
Amortization of right of use ground lease assets	424	408
Net change in other operating assets	(3,622)	13,991
Net change in other operating liabilities	70	437
Net cash provided by operating activities	216,466	224,022
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for development properties and undeveloped land	(263,227)	(293,711)
Expenditures for operating properties and other capital assets	(63,903)	(80,630)
Expenditures for acquisition of development properties and undeveloped land (Note 2)	(586,927)	—
Net proceeds received from dispositions (Note 3)	1,013,359	—
Net increase in acquisition-related deposits	(4,000)	—
Net cash provided by (used in) investing activities	95,302	(374,341)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments and repayments of secured debt	(2,645)	(2,543)
Financing costs (Note 5)	(7,569)	(2,283)
Repurchase of common units and restricted stock units	(21,137)	(10,534)
Distributions to noncontrolling interests in consolidated property partnerships	(16,389)	(6,915)
Distributions paid to common unitholders	(117,394)	(109,187)
Net proceeds from issuance of common units	—	721,749
Proceeds from the issuance of unsecured debt (Note 5)	—	350,000
Borrowings on unsecured revolving credit facility	—	190,000
Repayments on unsecured revolving credit facility	—	(435,000)
Net cash (used in) provided by financing activities	(165,134)	695,287
Net increase in cash and cash equivalents and restricted cash	146,634	544,968
Cash and cash equivalents and restricted cash, beginning of period	823,130	76,344
Cash and cash equivalents and restricted cash, end of period	$969,764	$621,312

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization, Ownership and Basis of Presentation

Organization and Ownership

Kilroy Realty Corporation (the “Company”) is a self-administered real estate investment trust (“REIT”) active in premier office and mixed-use submarkets in the United States. We own, develop, acquire and manage real estate assets, consisting primarily of Class A properties in Greater Los Angeles, San Diego County, the San Francisco Bay Area, the Pacific Northwest and Austin, Texas, which we believe have strategic advantages and strong barriers to entry. Class A real estate encompasses attractive and efficient buildings of high quality that are attractive to tenants, are well-designed and constructed with above-average material, workmanship and finishes and are well-maintained and managed. We qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “KRC”.

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

Our stabilized portfolio of operating properties was comprised of the following properties at June 30, 2021:

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied (1)	Percentage Leased
Stabilized Office Properties (2)	118	14,151,674	427	91.8%	93.6%
________________________
(1)Represents physical and economic occupancy.
(2)Includes stabilized life science and retail space.

	Number of Projects	Number of Units	2021 Average Occupancy
Stabilized Residential Properties	3	1,001	70.6%

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

During the six months ended June 30, 2021, we added three development projects to our stabilized portfolio consisting of two buildings totaling 252,486 square feet of office space in San Diego, California and 193 residential units in Hollywood, California. As of June 30, 2021, the following properties were excluded from our stabilized portfolio. We did not have any redevelopment properties or properties held for sale at June 30, 2021.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Number of Properties/Projects	Estimated Rentable Square Feet (1)
In-process development projects - tenant improvement (2)	4	2,220,000
In-process development projects - under construction	2	1,110,000
________________________
(1)Estimated rentable square feet upon completion.
(2)Includes the development property acquired in Austin, Texas during the three months ended June 30, 2021. Refer to Note 2 “Acquisitions” for additional information.

Our stabilized portfolio also excludes our future development pipeline, which as of June 30, 2021 was comprised of six future development sites, representing approximately 59 gross acres of undeveloped land.

As of June 30, 2021, all of our properties and development projects were owned and all of our business was conducted in the state of California with the exception of eight stabilized office properties, one development project in the tenant improvement phase and one future development project located in the state of Washington, and one recently acquired development project in the tenant improvement phase located in Austin, Texas. All of our properties and development projects are 100% owned, excluding four office properties owned by three consolidated property partnerships. Two of the three consolidated property partnerships, 100 First Street Member, LLC (“100 First LLC”) and 303 Second Street Member, LLC (“303 Second LLC”), each owned one office property in San Francisco, California through subsidiary REITs. As of June 30, 2021, the Company owned a 56% common equity interest in both 100 First LLC and 303 Second LLC. The third consolidated property partnership, Redwood City Partners, LLC (“Redwood LLC”) owned two office properties in Redwood City, California. As of June 30, 2021, the Company owned an approximate 93% common equity interest in Redwood LLC. The remaining interests in all three property partnerships were owned by unrelated third parties.

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

As of June 30, 2021, the Company owned an approximate 99.0% common general partnership interest in the Operating Partnership. The remaining approximate 1.0% common limited partnership interest in the Operating Partnership as of June 30, 2021 was owned by non-affiliated investors and certain of our executive officers and directors. Both the general and limited common partnership interests in the Operating Partnership are denominated in common units. Generally, the number of common units held by the Company is equivalent to the number of outstanding shares of the Company’s common stock, and the rights of all the common units to quarterly distributions and payments in liquidation mirror those of the Company’s common stockholders. The common limited partners have certain redemption rights as provided in the Operating Partnership’s Seventh Amended and Restated Agreement of Limited Partnership, as amended, the “Partnership Agreement”. With the exception of the Operating Partnership and our consolidated property partnerships, all of our subsidiaries are wholly-owned.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Variable Interest Entities
The Operating Partnership is a variable interest entity (“VIE”) that is consolidated by the Company as the primary beneficiary as the Operating Partnership is a limited partnership in which the common limited partners do not have substantive kick-out or participating rights. At June 30, 2021, the consolidated financial statements of the Company included three VIEs in addition to the Operating Partnership: two of the consolidated property partnerships, 100 First LLC, 303 Second LLC and one entity established during the second quarter of 2021 to facilitate potential future Section 1031 Exchanges. At June 30, 2021, the Company and the Operating Partnership were determined to be the primary beneficiaries of these three VIEs since we had the ability to control the activities that most significantly impact each of the VIEs’ economic performance. As of June 30, 2021, the three VIEs’ total assets, liabilities and noncontrolling interests included on our consolidated balance sheet were approximately $461.7 million (of which $393.6 million related to real estate held for investment), approximately $28.1 million and approximately $187.2 million, respectively. Revenues, income and net assets generated by 100 First LLC and 303 Second LLC may only be used to settle their contractual obligations, which primarily consist of operating expenses, capital expenditures and required distributions.

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

2.    Acquisitions

Development Property Acquisitions

During the six months ended June 30, 2021, we acquired the following development properties in two transactions from unrelated third parties. The acquisitions were funded with the proceeds from the operating property disposition completed during the three months ended March 31, 2021 that were temporarily being held by a qualified intermediary, at our discretion, for the purpose of facilitating a Section 1031 Exchange.

Property	Date of Acquisition	Submarket	Purchase Price (in millions) (1)
2045 Pacific Highway, San Diego, CA (2)	June 22, 2021	Little Italy	$42.0
200 W. 6th Street, Austin, TX (3)	June 23, 2021	Austin CBD	580.2
Total			$622.2
________________________
(1)Excludes acquisition-related costs.
(2)This property was added to our future development pipeline. In connection with this acquisition, we also recorded $5.2 million of environmental remediation liabilities as of the date of acquisition, which is not included in the purchase price above.
(3)This property was added to the tenant improvement phase as it was acquired upon completion of core/shell. In connection with this acquisition, we assumed the underlying ground lease for the property and recorded a right of use ground lease asset and ground lease liability of $46.4 million. We evaluated the ground lease and concluded it met the criteria to be classified as an operating lease. The discount rate used in determining the present value of the minimum future lease payments was 3.97%. Refer to Note 11 “Commitments and Contingencies” for further discussion of the Company’s ground lease obligations.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.    Dispositions

Operating Property Dispositions

The following table summarizes the one operating property sold during the six months ended June 30, 2021:

Property	Month of Disposition	Number of Buildings	Rentable Square Feet	Sales Price (in billions) (1)
1800 Owens Street, San Francisco, CA (The Exchange on 16th)	March	1	750,370	$1.08

___________________________
(1)Represents gross sales price before the impact of broker commissions and closing costs.

The total gain on the sale of the operating property sold during the six months ended June 30, 2021 was $457.8 million, including $0.5 million recognized during the three months ended June 30, 2021 related to trailing post-closing items.

Restricted Cash Related to Dispositions

As of June 30, 2021, approximately $431.5 million of net proceeds related to the operating property disposition completed during the six months ended June 30, 2021 were still temporarily being held by a qualified intermediary, at our direction, for the purpose of facilitating a Section 1031 Exchange. The cash proceeds were included in restricted cash on our consolidated balance sheet at June 30, 2021.

4.    Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net consisted of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(in thousands)
Furniture, fixtures and other long-lived assets, net	$40,679	$43,367
Prepaid expenses, acquisition deposits and other assets, net (1)	26,815	10,193
Total prepaid expenses and other assets, net	$67,494	$53,560
___________________________
(1)Includes $5.0 million of non-refundable acquisition deposits related to an acquisition which closed on July 8, 2021. Refer to Note 17 “Subsequent Events” for additional information.

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

The following table summarizes the balance and terms of our unsecured revolving credit facility as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(in thousands)
Outstanding borrowings	$—	$—
Remaining borrowing capacity	1,100,000	750,000
Total borrowing capacity (1)	$1,100,000	$750,000
Interest rate (2)	1.00%	1.14%
Facility fee-annual rate (3)	0.200%
Maturity date	July 2025	July 2022
________________________
(1)We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $500.0 million and $600.0 million as of June 30, 2021 and December 31, 2020, respectively, under an accordion feature under the terms of the unsecured revolving credit facility.
(2)Our unsecured revolving credit facility interest rate was calculated based on the contractual rate of LIBOR plus 0.900% and LIBOR plus 1.000% as of June 30, 2021 and December 31, 2020, respectively.
(3)Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of June 30, 2021 and December 31, 2020, $8.3 million and $2.1 million of unamortized deferred financing costs, respectively, which are included in prepaid expenses and other assets, net on our consolidated balance sheets, remained to be amortized through the respective maturity dates presented of our unsecured revolving credit facility.

The Company intends to borrow under the unsecured revolving credit facility from time to time for general corporate purposes, to finance development and redevelopment expenditures, to fund potential acquisitions and to potentially repay long-term debt and to supplement cash balances given uncertainties and volatility in market conditions.

Debt Covenants and Restrictions

The unsecured revolving credit facility, the unsecured senior notes, the Series A and B Notes due 2026, Series A and B Notes due 2027 and 2029, Notes due 2031 and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a minimum fixed-charge coverage ratio, a minimum unsecured debt ratio and a minimum unencumbered asset pool debt service coverage ratio. Noncompliance with one or more of the covenants and restrictions could result in the full principal balance of the associated debt becoming immediately due and payable. We believe we were in compliance with all of our debt covenants as of June 30, 2021.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Debt Maturities

The following table summarizes the stated debt maturities and scheduled amortization payments as of June 30, 2021:

Year	(in thousands)
Remaining 2021	$2,698
2022	5,554
2023	305,775
2024	431,006
2025	406,246
2026	401,316
Thereafter	2,399,125
Total aggregate principal value (1)	$3,951,720
________________________
(1)     Includes gross principal balance of outstanding debt before the effect of the following at June 30, 2021: $20.8 million of unamortized deferred financing costs for the unsecured senior notes and secured debt and $7.7 million of unamortized discounts for the unsecured senior notes.

Capitalized Interest and Loan Fees

The following table sets forth gross interest expense, including debt discount and deferred financing cost amortization, net of capitalized interest, for the three and six months ended June 30, 2021 and 2020. The interest expense capitalized was recorded as a cost of development and increased the carrying value of undeveloped land and construction in progress.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Gross interest expense	$39,463	$36,400	$78,705	$72,262
Capitalized interest and deferred financing costs	(18,073)	(20,516)	(34,981)	(41,934)
Interest expense	$21,390	$15,884	$43,724	$30,328

6.    Stockholders’ Equity of the Company

At-The-Market Stock Offering Program

Under our at-the-market stock offering program, which commenced in June 2018, we may offer and sell shares of our common stock having an aggregate gross sales price up to $500.0 million from time to time in “at-the-market” offerings. In connection with our at-the-market program, the Company may enter into forward equity sale agreements with certain financial institutions acting as forward purchasers whereby, at our discretion, the forward purchasers may borrow and sell shares of our common stock under our at-the-market program. The use of a forward equity sale agreement allows the Company to lock in a share price on the sale of shares of our common stock at the time the agreement is executed but defer settling the forward equity sale agreements and receiving the proceeds from the sale of shares until a later date. The Company did not have any outstanding forward equity sale agreements to be settled at June 30, 2021.

Since commencement of our current at-the-market program, we have completed sales of 3,594,576 shares of common stock through June 30, 2021. As of June 30, 2021, we may offer and sell shares of our common stock having an aggregate gross sales price up to approximately $214.2 million under our current at-the-market program. The Company did not complete any sales of common stock under the program during the six months ended June 30, 2021.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.    Noncontrolling Interests on the Company’s Consolidated Financial Statements

Common Units of the Operating Partnership

The Company owned an approximate 99.0%, 99.0%, and 98.3% common general partnership interest in the Operating Partnership as of June 30, 2021, December 31, 2020 and June 30, 2020, respectively. The remaining approximate 1.0%, 1.0%, and 1.7% common limited partnership interest as of June 30, 2021, December 31, 2020 and June 30, 2020, respectively, was owned by non-affiliated investors and certain of our executive officers and directors in the form of noncontrolling common units. There were 1,150,574, 1,150,574 and 1,934,586 common units outstanding held by these investors, executive officers and directors as of June 30, 2021, December 31, 2020 and June 30, 2020, respectively.

The noncontrolling common units may be redeemed by unitholders for cash. Except under certain circumstances, we, at our option, may satisfy the cash redemption obligation with shares of the Company’s common stock on a one-for-one basis. If satisfied in cash, the value for each noncontrolling common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable redemption date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $81.7 million and $65.4 million as of June 30, 2021 and December 31, 2020, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each noncontrolling common unit in the event of our termination or liquidation. In the event of our termination or liquidation, it is expected in most cases that each common unit would be entitled to a liquidating distribution equal to the liquidating distribution payable in respect of each share of the Company’s common stock.

8.    Partners’ Capital of the Operating Partnership

Common Units Outstanding

The following table sets forth the number of common units held by the Company and the number of common units held by non-affiliated investors and certain of our executive officers and directors in the form of noncontrolling common units as well as the ownership interest held on each respective date:

	June 30, 2021	December 31, 2020	June 30, 2020
Company owned common units in the Operating Partnership	116,454,210	116,035,827	115,176,538
Company owned general partnership interest	99.0%	99.0%	98.3%
Noncontrolling common units of the Operating Partnership	1,150,574	1,150,574	1,934,586
Ownership interest of noncontrolling interest	1.0%	1.0%	1.7%

For further discussion of the noncontrolling common units as of June 30, 2021 and December 31, 2020, refer to Note 7 “Noncontrolling Interests on the Company’s Consolidated Financial Statements.”

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.    Share-Based Compensation

Stockholder Approved Share-Based Incentive Compensation Plan

As of June 30, 2021, we maintained one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan, as amended (the “2006 Plan”). The Company has a currently effective registration statement registering 10.7 million shares of our common stock for possible issuance under our 2006 Plan. As of June 30, 2021, approximately 1.4 million shares were available for grant under the 2006 Plan. The calculation of shares available for grant is presented after taking into account a reserve for a sufficient number of shares to cover the vesting and payment of 2006 Plan awards that were outstanding on that date, including performance-based vesting awards at (i) levels actually achieved for the performance conditions (as defined below) for which the performance period has been completed and (ii) at maximum levels for the other performance and market conditions (as defined below) for awards still in a performance period.

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

2021 Performance-Based RSU Grant

The 2021 Performance-Based RSUs are scheduled to vest at the end of a three year period (consisting of calendar years 2021-2023). A target number of 2021 Performance-Based RSUs were awarded, and the final number of 2021 Performance-Based RSUs that vest (which may be more or less than the target number) will be based upon (1) the achievement of pre-set FFO per share goals for the year ending December 31, 2021 that applies to 100% of the Performance-Based RSUs awarded (the “FFO performance condition”) and (2) a performance measure that applies to 50% of the award based upon a measure of the Company’s average debt to EBITDA ratio for the three year performance period (the “debt to EBITDA ratio performance condition”) and a market measure that applies to the other 50% of the award based upon the relative ranking of the Company’s total stockholder return for the three year performance period compared to the total stockholder returns of an established comparison group of companies over the same period (the “market condition”). The 2021 Performance-Based RSUs are also subject to a three year service vesting provision (the “service vesting condition”) and are scheduled to cliff vest on the date the final vesting percentage is determined following the end of the three year performance period under the awards. The number of 2021 Performance-Based RSUs ultimately earned could fluctuate from the target number of 2021 Performance-Based RSUs granted based upon the levels of achievement for the FFO performance condition, the debt to EBITDA ratio performance condition, the market condition, and the extent to which the service vesting condition is satisfied. The estimate of the number of 2021 Performance-Based RSUs earned is evaluated quarterly during the performance period based on our estimate for each of the performance conditions measured against the applicable goals. During the six months ended June 30, 2021, we recognized $2.8 million of compensation expense for the 2021 Performance-Based RSU grant. In the event we achieve a lower level of performance or fail to meet the FFO performance condition, we would reverse a portion or all of the $2.8 million of compensation expense. Compensation expense for the 2021 Performance-Based RSU grant is recognized on a straight-line basis over the requisite service period for each participant, which is generally the three year service vesting period, except for one participant whose compensation expense is recognized on a rolling twelve-month basis.

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

The total grant date fair value of the 2021 Performance-Based RSU awards was $10.6 million on the February 18, 2021 grant date of the awards. For the three and six months ended June 30, 2021, we recorded compensation expense based upon the grant date fair value per share for each component multiplied by the estimated number of RSUs to be earned.

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

2020 and 2019 Performance-Based RSUs

Compensation cost for the 2020 performance-based RSUs for the three and six months ended June 30, 2021 assumes the 2020 debt to EBITDA ratio performance condition is met at 150% of the target level of achievement (175.0% for one participant). Compensation cost for the 2019 performance-based RSUs for the three and six months ended June 30, 2021 assumes the 2019 debt to EBITDA ratio performance condition is met at the maximum level of achievement.

Share-Based Compensation Cost Recorded During the Period

The total compensation cost for all share-based compensation programs was $11.2 million and $13.6 million for the three months ended June 30, 2021 and 2020, respectively, and $20.8 million and $22.2 million for the six months ended June 30, 2021 and 2020, respectively. Share-based compensation costs for the three and six months ended June 30, 2020 include $4.1 million and $4.3 million, respectively, of accelerated share-based compensation costs related to severance packages, including for an executive officer departure. Of the total share-based compensation costs, $1.7 million and $3.4 million was capitalized as part of real estate assets for the three and six months ended June 30, 2021 and $2.0 million and $3.9 million was capitalized as part of the real estate assets for the three and six months ended June 30, 2020, respectively. As of June 30, 2021, there was approximately $41.8 million of total unrecognized compensation cost related to nonvested incentive awards granted under share-based compensation arrangements that is expected to be recognized over a weighted-average period of 1.5 years. The remaining compensation cost related to these nonvested incentive awards had been recognized in periods prior to June 30, 2021.

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

The table below sets forth the allocation of rental income between fixed and variable payments and collectability reversals for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Fixed lease payments	$197,846	$194,486	$402,062	$387,961
Variable lease payments	26,339	29,764	57,814	61,409
Net collectability recoveries (reversals) (1)	288	(5,894)	(747)	(12,381)
Total rental income	$224,473	$218,356	$459,129	$436,989
_____________________
(1)Represents adjustments to rental income related to our assessment of the collectability of amounts due under leases with our tenants. For the three and six months ended June 30, 2020, includes a reduction in revenue of $5.9 million and $12.4 million, respectively, primarily as a result of the COVID-19 pandemic.

We have operating leases with tenants that expire at various dates through 2044. Generally, the leases grant tenants renewal options. Future contractual minimum rent under operating leases, which includes amounts contractually due from leases that are on a cash basis of reporting due to creditworthiness considerations, as of June 30, 2021 for future periods is summarized as follows:

Year Ending	(in thousands)
Remaining 2021	$352,227
2022	782,849
2023	768,461
2024	728,204
2025	690,384
2026	635,807
Thereafter	2,509,266
Total (1)	$6,467,198
_____________________
(1)Excludes residential leases and leases with a term of one year or less.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.    Commitments and Contingencies

General

As of June 30, 2021, we had commitments of approximately $1.0 billion, excluding our ground lease commitments, for contracts and executed leases directly related to our operating and development properties.

Ground Leases

The following table summarizes our properties that are held subject to long-term noncancellable ground lease obligations as of June 30, 2021 and the respective contractual expiration dates:

Property	Contractual Expiration Date (1)
601 108th Ave NE, Bellevue, WA (2)	November 2093
701, 801 and 837 N. 34th Street, Seattle, WA (3)	December 2041
1701 Page Mill Road and 3150 Porter Drive, Palo Alto, CA	December 2067
Kilroy Airport Center Phases I, II, and III, Long Beach, CA	July 2084
3243 S. La Cienega Boulevard, Los Angeles, CA	October 2106
200 W. 6th St. Austin, TX (4)	December 2112
____________________
(1)    Reflects the contractual expiration date prior to the impact of any extension or purchase options held by the Company.
(2)    In July 2021, we completed the acquisition of the land subject to this ground lease. Refer to Note 17 “Subsequent Events” for additional information.
(3)    The Company has three 10-year and one 45-year extension options for this ground lease, which if exercised would extend the expiration date to December 2116. These extension options are not assumed to be exercised in our calculation of the present value of the future minimum lease payments for this lease.
(4)    We entered into this ground lease in connection with a development property acquisition in June 2021. Refer to Note 2 “Acquisitions” for additional information.

To determine the discount rates used to calculate the present value of the minimum future lease payments for our ground leases, we used a hypothetical curve derived from unsecured corporate borrowing rates over the lease term. The weighted average discount rate used to determine the present value of our minimum lease payments was 4.74%. As of June 30, 2021, the weighted average remaining lease term of our ground leases is 66 years. For the three months ended June 30, 2021 and 2020, variable lease costs totaling $0.6 million and $0.9 million, respectively, were recorded to ground lease expense on our consolidated statements of operations. For the six months ended June 30, 2021 and 2020, variable lease costs totaling $0.9 million and $1.7 million, respectively, were recorded to ground lease expense on our consolidated statements of operations.

The minimum commitment under our ground leases as of June 30, 2021 for future periods is summarized as follows:

Year Ending	(in thousands)
Remaining 2021	$3,699
2022	7,435
2023	7,489
2024	7,525
2025	7,561
2026	7,597
Thereafter	440,411
Total undiscounted cash flows (1)(2)(3)(4)(5)(6)(7)	481,717
Present value discount	(337,832)
Ground lease liabilities	$143,885
________________________
(1)Excludes contingent future rent payments based on gross income or adjusted gross income and reflects the minimum ground lease obligations before the impact of ground lease extension options.
(2)One of our ground lease obligations is subject to a fair market value adjustment every five years; however, the lease includes ground rent subprotection and infrastructure rent credits, which currently limit our annual rental obligations to $1.0 million. The contractual obligations for that ground lease included above assumes the lesser of $1.0 million or annual lease rental obligation in effect as of June 30, 2021.
(3)One of our ground lease obligations includes a component that is based on the percentage of gross income that exceeds the minimum ground rent. The minimum rent is subject to increases every five years based on 50% of the average annual percentage rent for the previous five years. The contractual obligations for that lease included above assume the current annual ground lease obligation in effect at June 30, 2021 for the remainder of the lease term since we cannot predict future adjustments.
(4)One of our ground lease obligations is subject to a fair market value adjustment every five years based on a combination of CPI adjustments and third-party appraisals limited to maximum increases annually. The contractual obligations for that lease included above assume the current annual ground lease obligation in effect at June 30, 2021 for the remainder of the lease term since we cannot predict future adjustments.
(5)One of our ground lease obligations includes a component that is based on the percentage of adjusted gross income that exceeds the minimum ground rent. The minimum rent is subject to increases every ten years by an amount equal to 60% of the average annual percentage rent for the previous three years. The contractual obligations for this lease included above assume the current annual ground lease obligation in effect at June 30, 2021 for the remainder of the lease term since we cannot predict future adjustments.
(6)One of our ground lease obligations is subject to fixed 5% ground rent increases every five years, with the next increase occurring on December 1, 2022.
(7)One of our ground lease obligations is subject to fixed 2% ground rent increases every year, with ground rent resets occurring every ten years based on CPI. The contractual obligations for that lease included above assume increases for the remaining current ten-year period based on the current annual ground lease obligation in effect at June 30, 2021 and no subsequent changes for the remainder of the lease term since we cannot predict future CPI adjustments.

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

As of June 30, 2021, we had accrued environmental remediation liabilities of approximately $77.6 million recorded on our consolidated balance sheets in connection with certain of our in-process and future development projects. The accrued environmental remediation liabilities represent the remaining costs we estimate we will incur prior to and during the development process at various development acquisition sites. These estimates, which we developed with the assistance of third party experts, consist primarily of the removal of contaminated soil, performing environmental closure activities, constructing remedial systems and other related costs since we are required to dispose of any existing contaminated soil and sometimes perform other environmental closure or remedial activities when we develop new buildings at these sites.

We record estimated environmental remediation obligations for acquired properties at the acquisition date when we are aware of such costs and when such costs are probable of being incurred and can be reasonably estimated. Estimated costs related to development environmental remediation liabilities are recorded as an increase to the cost of the development project. Actual costs are recorded as a decrease to the liability when incurred. These accruals are adjusted as an increase or decrease to the development project costs and as an increase or decrease to the accrued environmental remediation liability if we obtain further information or circumstances change. The environmental remediation obligations recorded at June 30, 2021 were not discounted to their present values since the amount and timing of cash payments are not fixed. It is possible that we could incur additional environmental remediation costs in connection with these development projects.  However, potential additional environmental costs for these development projects cannot be reasonably estimated at this time and certain changes in estimates could occur as the site conditions, final project timing, design elements, actual soil conditions and other aspects of the projects, which may depend upon municipal and other approvals beyond the control of the Company, are determined.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.    Fair Value Measurements and Disclosures

Assets and Liabilities Reported at Fair Value

The only assets we record at fair value on our consolidated financial statements are the marketable securities related to our Deferred Compensation Plan. The following table sets forth the fair value of our marketable securities as of June 30, 2021 and December 31, 2020:

	Fair Value (Level 1) (1)
	June 30, 2021	December 31, 2020
Description	(in thousands)
Marketable securities (2)	$25,885	$27,481
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

The following table sets forth the net gain (loss) on marketable securities recorded during the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Description	(in thousands)		(in thousands)
Net gain (loss) on marketable securities	$1,261	$2,662	$2,565	$(564)

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our other financial instruments as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
	(in thousands)
Liabilities
Secured debt, net	$251,000	$278,882	$253,582	$282,559
Unsecured debt, net	$3,672,152	$4,014,791	$3,670,099	$4,089,339
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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.    Net Income Available to Common Stockholders Per Share of the Company

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted per-share computations for net income available to common stockholders for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except share and per share amounts)
Numerator:
Net income available to common stockholders	$35,839	$19,618	$533,470	$59,435
Allocation to participating securities (1)	(371)	(542)	(736)	(1,085)
Numerator for basic and diluted net income available to common stockholders	$35,468	$19,076	$532,734	$58,350
Denominator:
Basic weighted average vested shares outstanding	116,451,931	115,084,897	116,398,450	110,980,066
Effect of dilutive securities	465,532	454,828	461,295	484,581
Diluted weighted average vested shares and common stock equivalents outstanding	116,917,463	115,539,725	116,859,745	111,464,647
Basic earnings per share:
Net income available to common stockholders per share	$0.30	$0.17	$4.58	$0.53
Diluted earnings per share:
Net income available to common stockholders per share	$0.30	$0.17	$4.56	$0.52
________________________
(1)Participating securities include certain time-based RSUs and vested market measure-based RSUs.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common shares, including stock options, RSUs and other securities are considered in our diluted earnings per share calculation for the three and six months ended June 30, 2021 and 2020. Certain market measure-based RSUs are not included in dilutive securities for the three and six months ended June 30, 2021 and 2020, as not all performance metrics had been met by the end of the applicable reporting periods. See Note 9 “Share-Based Compensation” for additional information regarding share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.    Net Income Available to Common Unitholders Per Unit of the Operating Partnership

The following table reconciles the numerator and denominator in computing the Operating Partnership’s basic and diluted per-unit computations for net income available to common unitholders for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except unit and per unit amounts)
Numerator:
Net income available to common unitholders	$36,193	$19,838	$538,710	$60,227
Allocation to participating securities (1)	(371)	(542)	(736)	(1,085)
Numerator for basic and diluted net income available to common unitholders	$35,822	$19,296	$537,974	$59,142
Denominator:
Basic weighted average vested units outstanding	117,602,505	117,098,562	117,549,024	112,997,795
Effect of dilutive securities	465,532	454,828	461,295	484,581
Diluted weighted average vested units and common unit equivalents outstanding	118,068,037	117,553,390	118,010,319	113,482,376
Basic earnings per unit:
Net income available to common unitholders per unit	$0.30	$0.16	$4.58	$0.52
Diluted earnings per unit:
Net income available to common unitholders per unit	$0.30	$0.16	$4.56	$0.52
________________________
(1)Participating securities include certain time-based RSUs and vested market measure-based RSUs.

    Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common units, including stock options, RSUs and other securities are considered in our diluted earnings per share calculation for the three and six months ended June 30, 2021 and 2020. Certain market measure-based RSUs are not included in dilutive securities for the three and six months ended June 30, 2021 and 2020, as not all performance metrics had been met by the end of the applicable reporting periods. See Note 9 “Share-Based Compensation” for additional information regarding share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.    Supplemental Cash Flow Information of the Company

Supplemental cash flow information follows (in thousands):

	Six Months Ended June 30,
	2021	2020
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $33,244 and $39,952 as of June 30, 2021 and 2020, respectively	$41,520	$25,494
Cash paid for amounts included in the measurement of ground lease liabilities	$2,887	$2,905
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development properties	$85,490	$131,892
Tenant improvements funded directly by tenants	$4,265	$7,210
Assumption of accrued liabilities in connection with acquisitions (Notes 2 and 11)	$37,572	$—
Initial measurement of operating right of use ground lease assets (Notes 2 and 11)	$46,430	$—
Initial measurement of operating ground lease liabilities (Notes 2 and 11)	$46,430	$—
NON-CASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders (Note 17)	$59,455	$57,600
Exchange of common units of the Operating Partnership into shares of the Company’s common stock	$—	$3,843

The following is a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,
	2021	2020
	(in thousands)
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$731,991	$60,044
Restricted cash at beginning of period	91,139	16,300
Cash and cash equivalents and restricted cash at beginning of period	$823,130	$76,344

Cash and cash equivalents at end of period	$519,307	$605,012
Restricted cash at end of period	450,457	16,300
Cash and cash equivalents and restricted cash at end of period	$969,764	$621,312

16.    Supplemental Cash Flow Information of the Operating Partnership:

Supplemental cash flow information follows (in thousands):

	Six Months Ended June 30,
	2021	2020
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $33,244 and $39,952 as of June 30, 2021 and 2020, respectively	$41,520	$25,494
Cash paid for amounts included in the measurement of ground lease liabilities	$2,887	$2,905
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development properties	$85,490	$131,892
Tenant improvements funded directly by tenants	$4,265	$7,210
Assumption of accrued liabilities in connection with acquisitions (Notes 2 and 11)	$37,572	$—
Initial measurement of operating right of use ground lease assets (Notes 2 and 11)	$46,430	$—
Initial measurement of operating ground lease liabilities (Notes 2 and 11)	$46,430	$—
NON-CASH FINANCING TRANSACTIONS:
Accrual of distributions payable to common unitholders (Note 17)	$59,455	$57,600

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,
	2021	2020
	(in thousands)
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$731,991	$60,044
Restricted cash at beginning of period	91,139	16,300
Cash and cash equivalents and restricted cash at beginning of period	$823,130	$76,344

Cash and cash equivalents at end of period	$519,307	$605,012
Restricted cash at end of period	450,457	16,300
Cash and cash equivalents and restricted cash at end of period	$969,764	$621,312

17.    Subsequent Events

On July 8, 2021, we completed the acquisition of the land that was subject to a ground lease underlying the property at 601 108th Avenue NE in Bellevue, Washington for $47.0 million.

On July 14, 2021, aggregate dividends, distributions and dividend equivalents of $59.5 million were paid to common stockholders, common unitholders and RSU holders of record on June 30, 2021.

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

Forward-Looking Statements

Statements contained in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Forward-looking statements include, among other things, statements or information concerning our plans, objectives, capital resources, portfolio performance, results of operations, projected future occupancy and rental rates, lease expirations, debt maturities, potential investments, strategies such as capital recycling, development and redevelopment activity, projected construction costs, projected construction commencement and completion dates, projected square footage of space that could be constructed on undeveloped land that we own, projected rentable square footage of or number of units in properties under construction or in the development pipeline, anticipated proceeds from capital recycling activity or other dispositions and anticipated dates of those activities or dispositions, projected increases in the value of properties, dispositions, future executive incentive compensation, pending, potential or proposed acquisitions, plans to grow our Net Operating Income and FFO, our ability to re-lease properties at or above current market rates, anticipated market conditions and demographics and other forward-looking financial data, as well as the discussion in “—Factors That May Influence Future Results of Operations,” “—Liquidity and Capital Resource of the Company,” and “—Liquidity and Capital Resources of the Operating Partnership.” Forward-looking statements can be identified by the use of words such as “believes,” “expects,” “projects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” and the negative of these words and phrases and similar expressions that do not relate to historical matters. Forward-looking statements are based on our current expectations, beliefs and assumptions, and are not guarantees of future performance. Forward-looking statements are inherently subject to uncertainties, risks, changes in circumstances, trends and factors that are difficult to predict, many of which are outside of our control. Accordingly, actual performance, results and events may vary materially from those indicated or implied in the forward-looking statements, and you should not rely on the forward-looking statements as predictions of future performance, results or events. Numerous factors could cause actual future performance, results and events to differ materially from those indicated in the forward-looking statements, including, among others: global market and general economic conditions and their effect on our liquidity and financial conditions and those of our tenants; adverse economic or real estate conditions generally, and specifically, in the States of California, Texas and Washington; risks associated with our investment in real estate assets, which are illiquid and with trends in the real estate industry; defaults on or non-renewal of leases by tenants; any significant downturn in tenants’ businesses; our ability to re-lease property at or above current market rates; costs to comply with government regulations, including environmental remediation; the availability of cash for distribution and debt service and exposure to risk of default under debt obligations; increases in interest rates and our ability to manage interest rate exposure; the availability of financing on attractive terms or at all, which may adversely impact our future interest expense and our ability to pursue development, redevelopment and acquisition opportunities and refinance existing debt; a decline in real estate asset valuations, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing, and which may result in write-offs or impairment charges; significant competition, which may decrease the occupancy and rental rates of properties; potential losses that may not be covered by insurance; the ability to successfully complete acquisitions and dispositions on announced terms; the ability to successfully operate acquired, developed and redeveloped properties; the ability to successfully complete development and redevelopment projects on schedule and within budgeted amounts; delays or refusals in obtaining all necessary zoning, land use and other required entitlements, governmental permits and authorizations for our development and redevelopment properties; increases in anticipated capital expenditures, tenant improvement and/or leasing costs; defaults on leases for land on which some of our properties are located; adverse changes to, or enactment or implementations of, tax laws or other applicable laws, regulations or legislation, as well as business and consumer reactions to such changes; risks associated with joint venture investments, including our lack of sole decision-making authority, our reliance on co-venturers’ financial condition and disputes between us and our co-venturers; environmental uncertainties and risks related to natural disasters; our ability to maintain our status as a REIT; and uncertainties regarding the impact of the COVID-19 pandemic, and restrictions intended to prevent its spread, on our business and the economy generally. The factors included in this report are not exhaustive and additional factors could adversely affect our business and financial performance. For a discussion of additional factors that could materially adversely affect the Company’s and the Operating Partnership’s business and financial performance, see the discussion below, as well as in “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s and the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2020 and their respective other filings with the

SEC. All forward-looking statements are based on information that was available and speak only as of the dates on which they were made. We assume no obligation to update any forward-looking statement that becomes untrue because of subsequent events, new information or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws.

Overview and Background

We are a self-administered REIT active in premier office and mixed-use submarkets in the United States. We own, develop, acquire and manage real estate assets, consisting primarily of Class A properties in Greater Los Angeles, San Diego County, the San Francisco Bay Area, the Pacific Northwest and Austin, Texas, which we believe have strategic advantages and strong barriers to entry. We own our interests in all of our real properties through the Operating Partnership and generally conduct substantially all of our operations through the Operating Partnership. We owned an approximate 99.0%, 99.0%, and 98.3% general partnership interest in the Operating Partnership as of June 30, 2021, December 31, 2020 and June 30, 2020. As of June 30, 2021, all of our properties are held in fee except for the fifteen office buildings that are held subject to long-term ground leases for the land.

COVID-19 Response

In accordance with local and state government guidance and social distancing recommendations, the majority of our employees worked remotely beginning in March 2020. Our employees began transitioning back to the office during the three months ended March 31, 2021 and as of June 30, 2021, all of our employees have returned to our offices on a full-time basis.

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

We implemented a rent relief program for the majority of our retail tenants whereby we deferred rent from April 2020 to June 2021 in exchange for an extension of their current lease term for an equivalent number of months at future rental rates. We are no longer offering rent relief to the majority of our retail tenants and we will evaluate any future retail rent relief requests on a specific case by case basis and only consider those which have a justifiable financial basis. Additionally, the form of relief provided to retail tenants may vary in the future. We did not create a rent relief program for our office tenants. Instead, we evaluate office rent relief requests on a specific case by case basis and only consider those which have a justifiable financial basis. For residential tenants, deferrals of gross rent billings have been extended in accordance with the applicable local orders, which often require repayment within 12 months if such local ordinances are not extended.

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

For the three months ended June 30, 2021, we collected approximately 97% of our gross rent billings, which is consistent with our 2020 collections. Gross rent billings represents the total contractual base rent (including tenant direct-billed parking) and CAM billings before any COVID-19 related rent concessions for the three months ended June 30, 2021. We are continuing to monitor the potential impact of the COVID-19 pandemic, and restrictions intended to prevent its spread, on occupancy, rental rates and rent collections. Although we are and will continue to be actively engaged in rent collection efforts related to uncollected rent for such period, as well as working with certain tenants who have requested rent deferrals, we can provide no assurance that such efforts or our efforts in future periods will be successful, particularly in the event that the COVID-19 pandemic, and restrictions intended to prevent its spread, continue for a prolonged period. Several vaccines for COVID-19 have received emergency use authorization from the FDA and are currently being administered across the country. Despite growing vaccination rates, we believe COVID-19 will continue to impact the normal operations of our tenants. The continued impact of the pandemic on our and our tenants’ businesses is largely dependent on efforts to stem the spread of COVID-19, including governmental efforts to distribute vaccines and overall vaccination rates in the areas in which we own properties and/or have development projects. Refer to “Part I, Item IA. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2020 for additional information about the potential impact of the COVID-19 pandemic, and restrictions intended to prevent its spread, on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders.

Factors That May Influence Future Results of Operations

Development Program

We believe that a portion of our long-term future growth will continue to come from the completion of our in-process development projects and, subject to market conditions, executing on our future development pipeline, including expanding entitlements. Over the past several years, we increased our focus on development opportunities and expanded our future development pipeline through targeted acquisitions of development opportunities on the West Coast and in June 2021 we expanded into Austin, Texas through our acquisition of the Indeed Tower, which is in the tenant improvement phase.

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

Consistent with 2020, our development portfolio was largely unaffected by the COVID-19 pandemic during the six months ended June 30, 2021; however, the COVID-19 pandemic, and future restrictions intended to prevent its spread if case rates surge again, may cause delays or increase costs associated with building materials or construction services necessary for construction which could adversely impact our ability to continue or complete construction as planned, on budget or at all for our development projects, and may delay the start of construction on our future development pipeline projects. Refer to “Part I, Item IA. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2020 for additional information about the potential impact of the COVID-19 pandemic, and restrictions intended to prevent its spread, on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders.

Stabilized Development Projects

During the six months ended June 30, 2021, we completed and added the following projects to our stabilized portfolio:

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

•12860 El Camino Real (One Paseo - Office Building 1), Del Mar, San Diego, California. We commenced construction on the office component of this project in December 2018, which encompasses 92,042 square feet of office space at a total estimated investment of $65.0 million. We completed construction on the building in June 2020. At June 30, 2021, the building was 100% leased and we had commenced revenue recognition on approximately 82% of the building.

•Jardine, Hollywood, California. We commenced construction on the residential component of this project in December 2018, which encompasses 193 residential units at a total estimated investment of $185.0 million. We completed construction and commenced revenue recognition during the three months ended June 30, 2021.

In-Process Development Projects - Tenant Improvement

As of June 30, 2021, the following projects were in the tenant improvement phase:

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

•One Paseo - Office (Building 2), Del Mar, San Diego, California. We commenced construction on the office component of this project in December 2018, which encompasses 195,000 square feet of office space at a total estimated investment of $145.0 million. At June 30, 2021, the building was 100% leased. We completed construction in June 2020 and as of the date of this report, we have commenced revenue recognition on approximately 89% of the project. We currently expect the project to reach stabilization in the third quarter of 2021.

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

•Indeed Tower, Austin CBD, Austin, Texas. We acquired this project upon core/shell completion in June 2021. This project encompasses approximately 734,000 square feet of office space at a total estimated investment of $680.0 million and is 57% leased to four tenants with 42% of the space leased to Indeed.com through 2034. We currently expect this project to reach stabilization in the fourth quarter of 2022.

In-Process Development Projects - Under Construction

As of June 30, 2021, we had two projects in our in-process development pipeline that were under construction:

•2100 Kettner, Little Italy, San Diego, California. We commenced construction on this project in September 2019. This project is comprised of approximately 235,000 square feet of office space for a total estimated investment of $140.0 million. We currently expect this project to progress to the tenant improvement phase in the third quarter of 2021.

•Kilroy Oyster Point (Phase 2), South San Francisco, California. In June 2021, we commenced construction on Phase 2 of this 39-acre life science campus situated on the waterfront in South San Francisco. The second phase encompasses approximately 875,000 square feet of office space at a total estimated investment of $940.0 million.

In-Process Development Projects - Committed

As of June 30, 2021, the following project was committed for construction:

•9514 Towne Centre Drive, University Towne Center, San Diego, California. We expect to commence construction on this project during the fourth quarter of 2021, which is comprised of approximately 71,000 square feet of office space at a total estimated investment of $60.0 million. This project is currently committed with an executed definitive agreement for 100% of the building.

Future Development Pipeline

As of June 30, 2021, our future development pipeline included six future projects located in Greater Seattle, the San Francisco Bay Area and San Diego County with an aggregate cost basis of approximately $1.0 billion at which we believe we could develop more than 5.5 million rentable square feet for a total estimated investment of approximately $5.0 billion to $7.0 billion, depending on successfully obtaining entitlements and market conditions.

The following table sets forth information about our future development pipeline.

Future Development Pipeline	Location	Approx. Developable Square Feet (1)	Total Costs as of 6/30/2021 ($ in millions) (2)

San Diego County
Santa Fe Summit – Phases 2 and 3	56 Corridor	600,000 - 650,000	$83.3
2045 Pacific Highway	Little Italy	275,000	47.4
Kilroy East Village	East Village	TBD	59.7
San Francisco Bay Area
Kilroy Oyster Point - Phases 3 and 4	South San Francisco	875,000 - 1,000,000	211.6
Flower Mart	SOMA	2,300,000	448.0
Greater Seattle
SIX0 - Office & Residential	Seattle CBD	TBD	148.8
TOTAL:			$998.8
________________________
(1)The developable square feet and scope of projects could change materially from estimated data provided due to one or more of the following: any significant changes in the economy, market conditions, our markets, tenant requirements and demands, construction costs, new supply, regulatory and entitlement processes or project design.
(2)Represents cash paid and costs incurred, including accrued liabilities in accordance with GAAP, as of June 30, 2021.

Fluctuations in our development activities could cause fluctuations in the average development asset balances qualifying for interest and other carrying cost and internal cost capitalization in future periods. During the three and six months ended June 30, 2021, we capitalized interest on in-process development projects and future development pipeline projects with an average aggregate cost basis of approximately $1.8 billion, as it was determined these projects qualified for interest and other carrying cost capitalization under GAAP. During the three and six months ended June 30, 2020, we capitalized interest on in-process development projects and future development pipeline projects with an average aggregate cost basis of approximately $2.1 billion and $2.2 billion, respectively, as it was determined these projects qualified for interest and other carrying cost capitalization under GAAP. In the event of an extended cessation of development activities, such projects may potentially no longer qualify for capitalization of interest or other carrying costs. However, a cessation of development activities caused by events outside of our control, such as those as a result of government restrictions aimed at stopping the spread of COVID-19, would not impact our ability to capitalize interest and other carrying costs. For the three and six months ended June 30, 2021, we capitalized $18.1 million and $35.0 million, respectively, of interest to our qualifying development projects. For the three and six months ended June 30, 2020, we capitalized $20.5 million and $41.9 million, respectively, of interest to our qualifying development projects. For the three and six months ended June 30, 2021, we capitalized $4.9 million and $10.4 million, respectively, of internal costs to our qualifying development projects. For the three and six months ended June 30, 2020, we capitalized $6.2 million and $11.3 million, respectively, of internal costs to our qualifying development projects.

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

In connection with our capital recycling strategy, during the six months ended June 30, 2021, we completed the sale of one operating property in San Francisco, California to an unaffiliated third party for gross proceeds of $1.08 billion, or approximately $1,440 per square foot. A portion of the proceeds from the sale were used to fund the acquisition of two development properties totaling $622.2 million. The timing of any potential future disposition or strategic venture transactions will depend on market conditions and other factors, including but not limited to our capital needs, the availability of financing for potential buyers (which has been and may continue to be constrained for some potential buyers due to the ongoing COVID-19 pandemic’s impact on economic and market conditions, including the financial markets), and our ability to defer some or all of the taxable gains on the sales. We cannot assure that we will dispose of any additional properties, enter into any additional strategic ventures, or that we will be able to identify and complete the acquisition of a suitable replacement property to effect a Section 1031 Exchange or be able to use other tax deferred structures in connection with our strategy. See the “Liquidity and Capital Resources of the Operating Partnership – Liquidity Sources” section for further information.

Acquisitions. During the six months ended June 30, 2021, we acquired two development properties in two transactions for a total cash purchase price of $622.2 million. As part of our growth strategy, which is highly dependent on market conditions and business cycles, among other factors, we continue to evaluate strategic opportunities and remain a disciplined buyer of development and redevelopment opportunities as well as value-add and strategic operating properties.  We focus on growth opportunities primarily in markets populated by knowledge and creative-based tenants in a variety of industries, including technology, media, healthcare, life sciences, entertainment and professional services.  Against the backdrop of market volatility, we expect to manage a strong balance sheet, execute on our development program and selectively evaluate opportunities that we believe have the potential to either add immediate Net Operating Income to our portfolio or play a strategic role in our future growth.

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

As of June 30, 2021, there was approximately $41.8 million of total unrecognized compensation cost related to outstanding nonvested RSUs issued under share-based compensation arrangements. Those costs are expected to be recognized over a weighted-average period of 1.5 years. The ultimate amount of compensation cost recognized related to outstanding nonvested RSUs issued under share-based compensation arrangements may vary for performance-based RSUs that are still in the performance period based on performance against applicable performance-based vesting goals. The $41.8 million of unrecognized compensation cost does not reflect the future compensation cost for any potential share-based awards that may be issued subsequent to June 30, 2021. For additional information regarding our equity incentive awards, see Note 9 “Share-Based Compensation” to our consolidated financial statements included in this report.

Information on Leases Commenced and Executed

Leasing Activity and Changes in Rental Rates. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following tables set forth certain information regarding leasing activity for our stabilized portfolio during the three and six months ended June 30, 2021.

For Leases Commenced

	1st & 2nd Generation (1)(2)					2nd Generation (1)(2)
	Number of Leases (3)		Rentable Square Feet (3)		Retention Rates (4)	TI/LC per Sq. Ft. (5)	TI/LC per Sq. Ft. / Year	Changes in Rents (6)(7)	Changes in Cash Rents (8)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Three Months Ended June 30, 2021	10	8	138,543	65,571	39.1%	$61.73	$10.43	45.2%	24.0%	71
Six Months Ended June 30, 2021	22	21	594,296	206,271	40.8%	$74.24	$11.00	54.2%	31.5%	81

For Leases Executed (9)

	1st & 2nd Generation (1)(2)				2nd Generation (1)(2)
	Number of Leases (3)		Rentable Square Feet (3)		TI/LC per Sq. Ft. (5)	TI/LC per Sq. Ft. / Year	Changes in Rents (6)(7)	Changes in Cash Rents (8)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Three Months Ended June 30, 2021	10	8	131,933	65,571	$48.06	$9.01	25.6%	8.7%	64
Six Months Ended June 30, 2021	19	21	198,592	206,271	$30.48	$7.32	20.1%	6.7%	50
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
(7)Excludes commenced and executed leases of approximately 55,098 and 16,136 rentable square feet, respectively, for the three months ended June 30, 2021 and commenced and executed leases of approximately 222,835 and 61,638 rentable square feet, respectively, for the six months ended June 30, 2021, for which the space was vacant longer than one year or being leased for the first time. Space vacant for more than one year is excluded from our change in rents calculations to provide a more meaningful market comparison.
(8)Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. Excludes leases for which the space was vacant longer than one year or vacant when the property was acquired.
(9)During the three months ended June 30, 2021, 10 new leases totaling 137,438 rentable square feet were signed but not commenced as of June 30, 2021. During the six months ended June 30, 2021, 12 new leases totaling 149,577 rentable square feet were signed but not commenced as of June 30, 2021.

Our rental rates and occupancy are impacted by general economic conditions, including the pace of regional economic growth and access to capital. Therefore, we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current market rates. In addition, due to the low level of recent transaction volume as a result of the COVID-19 pandemic, we are currently unable to provide meaningful information on the weighted average cash rental rates for our total stabilized portfolio compared to current market rates at June 30, 2021. As restrictions intended to prevent the spread of COVID-19 began to be lifted during the six months ended June 30, 2021, we saw an increase in prospective tenant tours and inquiries. While we do not believe that our development leasing and ability to renew leases scheduled to expire has been significantly impacted by the COVID-19 pandemic, we do believe that the impact of the restrictions and social distancing guidelines and the economic uncertainty caused by the COVID-19 pandemic has impacted the timing and volume of leasing and may continue to do so in the future, particularly if case rates surge again. Additionally, decreased demand, increased competition (including sublease space available from our tenants) and other negative trends or unforeseeable events that impair our ability to timely renew or re-lease space could have further negative effects on our future financial condition, results of operations, and cash flows.

Scheduled Lease Expirations. The following tables set forth certain information regarding our lease expirations for our stabilized portfolio for the remainder of 2021 and the next five years and by region for the remainder of 2021 and in 2022.

Lease Expirations (1)

Year of Lease Expiration	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (2)(3)	% of Total Annualized Base Rent (2)	Annualized Base Rent per Sq. Ft. (2)
				(in thousands)
Remainder of 2021 (4)	33	333,304	2.6%	$14,887	2.2%	$44.66
2022 (4)	72	768,814	6.0%	31,827	4.7%	41.40
2023	76	1,196,717	9.4%	63,640	9.3%	53.18
2024	63	989,196	7.7%	48,365	7.1%	48.89
2025	56	773,736	6.0%	38,943	5.7%	50.33
2026	43	1,717,490	13.4%	78,698	11.5%	45.82
Total	343	5,779,257	45.1%	$276,360	40.5%	$47.82

Year	Region	# of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (2)(3)	% of Total Annualized Base Rent (2)	Annualized Rent per Sq. Ft. (2)
2021 (4)	Greater Los Angeles	23	143,422	1.1%	$5,902	0.9%	$41.15
	San Diego County	3	11,967	0.1%	415	0.1%	34.68
	San Francisco Bay Area	6	176,643	1.4%	8,512	1.2%	48.19
	Greater Seattle	1	1,272	—%	58	—%	45.60
	Total	33	333,304	2.6%	$14,887	2.2%	$44.66

2022 (4)	Greater Los Angeles	53	473,871	3.7%	$19,973	2.9%	$42.15
	San Diego County	10	214,463	1.7%	7,617	1.1%	35.52
	San Francisco Bay Area	5	50,108	0.4%	3,180	0.5%	63.46
	Greater Seattle	4	30,372	0.2%	1,057	0.2%	34.80
	Total	72	768,814	6.0%	$31,827	4.7%	$41.40
________________________
(1)For leases that have been renewed early with existing tenants, the expiration date and annualized base rent information presented takes into consideration the renewed lease terms. Excludes leases not commenced as of June 30, 2021, space leased under month-to-month leases, storage leases, vacant space and future lease renewal options not executed as of June 30, 2021.
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
(4)Adjusting for leases executed as of June 30, 2021 but not yet commenced, the 2021 and 2022 expirations would be reduced by 78,759 and 50,343 square feet, respectively.

In addition to the 1.2 million rentable square feet, or 8.2%, of currently available space in our stabilized portfolio, leases representing approximately 2.6% and 6.0% of the occupied square footage of our stabilized portfolio are scheduled to expire during the remainder of 2021 and in 2022, respectively. The leases scheduled to expire during the remainder of 2021 and in 2022 represent approximately 1.1 million rentable square feet or 6.9% of our total annualized base rental revenue. Adjusting for leases executed as of June 30, 2021 but not yet commenced, the remaining 2021 and 2022 expirations would be 254,545 and 718,471 square feet, respectively.
Sublease Space.  Of our leased space as of June 30, 2021, approximately 1,459,413 rentable square feet, or 10.3% of the square footage in our stabilized portfolio, was available for sublease, primarily in the San Francisco Bay Area region. Of the 10.3% of available sublease space in our stabilized portfolio as of June 30, 2021, approximately 7.4% was vacant space, and the remaining 2.9% was occupied. Of the approximately 1,459,413 rentable square feet available for sublease as of June 30, 2021, approximately 12,146 rentable square feet representing 4 leases are scheduled to expire in 2021, and approximately 50,465 rentable square feet representing 8 leases are scheduled to expire in 2022.

Stabilized Portfolio Information

As of June 30, 2021, our stabilized portfolio was comprised of 118 office properties encompassing an aggregate of approximately 14.2 million rentable square feet and 1,001 residential units. Our stabilized portfolio includes all of our properties with the exception of development and redevelopment properties currently committed for construction, under construction, or in the tenant improvement phase, undeveloped land and real estate assets held for sale. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We define properties in the tenant improvement phase as office and life science properties that we are developing or redeveloping where the project has reached cold shell condition and is ready for tenant improvements, which may require additional major base building construction before being placed in service. Projects in the tenant improvement phase are added to our stabilized portfolio once the project reaches the earlier of 95% occupancy or one year from the date of the cessation of major base building construction activities. Costs capitalized to construction in progress for development and redevelopment properties are transferred to land and improvements, buildings and improvements, and deferred leasing costs on our consolidated balance sheets as the historical cost of the property as the projects or phases of projects are placed in service.

We did not have any redevelopment or held for sale properties at June 30, 2021. Our stabilized portfolio also excludes our future development pipeline, which as of June 30, 2021 was comprised of six potential development sites, representing approximately 59 gross acres of undeveloped land on which we believe we have the potential to develop more than 5.5 million rentable square feet, depending upon economic conditions.

As of June 30, 2021, the following properties were excluded from our stabilized portfolio:

	Number of Properties/Projects	Estimated Rentable Square Feet (1)
In-process development projects - tenant improvement (2)	4	2,220,000
In-process development projects - under construction	2	1,110,000
________________________
(1)Estimated rentable square feet upon completion.
(2)Includes the development property acquired in Austin, Texas during the three months ended June 30, 2021. Refer to Note 2 “Acquisitions” to our consolidated financial statements included in this report for additional information.

The following table reconciles the changes in the rentable square feet in our stabilized office portfolio of operating properties from June 30, 2020 to June 30, 2021:

	Number of Buildings	Rentable Square Feet
Total as of June 30, 2020	114	14,327,872
Completed development properties placed in-service	6	613,874
Dispositions	(2)	(837,517)
Remeasurement	—	47,445
Total as of June 30, 2021 (1)	118	14,151,674
________________________
(1)Includes four properties owned by consolidated property partnerships (see Note 1 “Organization, Ownership and Basis of Presentation” to our consolidated financial statements included in this report for additional information).

Occupancy Information

The following table sets forth certain information regarding our stabilized portfolio:

Region	Number of Buildings	Rentable Square Feet	Occupancy at (1)
			6/30/2021	3/31/2021	12/31/2020
Greater Los Angeles	55	4,409,591	86.7%	87.5%	88.1%
San Diego County	24	2,410,303	91.0%	87.4%	85.2%
San Francisco Bay Area	31	5,527,722	94.7%	94.3%	94.5%
Greater Seattle	8	1,804,058	96.5%	97.8%	94.7%
Total Stabilized Office Portfolio	118	14,151,674	91.8%	91.5%	91.2%

	Average Occupancy
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stabilized Office Portfolio (1)	91.7%	92.8%	91.6%	93.2%
Same Store Portfolio (2)	91.4%	92.4%	91.1%	93.0%
Residential Portfolio (3)	71.9%	85.0%	70.6%	89.3%
________________________
(1)Occupancy percentages reported are based on our stabilized office portfolio as of the end of the period presented and exclude occupancy percentages of properties held for sale. Represents physical and economic occupancy.
(2)Occupancy percentages reported are based on office properties owned and stabilized as of January 1, 2020 and still owned and stabilized as of June 30, 2021 and exclude our residential portfolio. See discussion under “Results of Operations” for additional information.
(3)Our residential portfolio consists of our 200-unit residential tower and 193-unit Jardine project in Hollywood, California and 608 residential units at our One Paseo mixed-use project in Del Mar, California.

Significant Tenants

The following table sets forth information about our 15 largest tenants based upon annualized base rental revenues, as defined below, as of June 30, 2021.

Tenant Name	Region	Annualized Base Rental Revenue (1) (2)	Rentable Square Feet	Percentage of Total Annualized Base Rental Revenue	Percentage of Total Rentable Square Feet	Year(s) of Lease Expiration
		(in thousands)
GM Cruise, LLC	San Francisco Bay Area	$36,337	374,618	5.2%	2.6%	2031
LinkedIn Corporation / Microsoft Corporation	San Francisco Bay Area	29,752	663,460	4.3%	4.6%	2024 / 2026
Adobe Systems, Inc.	San Francisco Bay Area / Greater Seattle	27,897	513,111	4.0%	3.5%	2027 / 2031
salesforce.com, inc.	San Francisco Bay Area	24,076	451,763	3.4%	3.1%	2031 / 2032
DIRECTV, LLC (3)	Greater Los Angeles	23,152	684,411	3.3%	4.7%	2027
Fortune 50 Publicly-Traded Company	Greater Seattle / San Diego County	23,059	472,427	3.3%	3.3%	2032 / 2033
Box, Inc.	San Francisco Bay Area	22,441	372,673	3.2%	2.6%	2021 / 2028
Okta, Inc.	San Francisco Bay Area	22,387	273,371	3.2%	1.9%	2028
Netflix, Inc.	Greater Los Angeles	21,943	362,868	3.1%	2.5%	2021 / 2032
DoorDash, Inc.	San Francisco Bay Area	18,650	184,968	2.7%	1.3%	2032
Amazon.com	Greater Seattle	16,923	405,278	2.4%	2.8%	2023 / 2029 / 2030
Synopsys, Inc.	San Francisco Bay Area	15,492	342,891	2.2%	2.4%	2030
Riot Games, Inc.	Greater Los Angeles	15,152	243,051	2.2%	1.7%	2023 / 2024
Neurocrine Biosciences, Inc.	San Diego County	13,914	254,578	2.0%	1.8%	2024 / 2031
Viacom International, Inc.	Greater Los Angeles	13,718	211,343	2.0%	1.5%	2028
Total		$324,893	5,810,811	46.5%	40.3%
________________________
(1)Annualized base rental revenue includes the impact of straight-lining rent escalations and the amortization of free rent periods and excludes the impact of the following: amortization of deferred revenue related tenant-funded tenant improvements, amortization of above/below market rents, amortization for lease incentives due under existing leases, and expense reimbursement revenue. Excludes month-to-month leases and vacant space as of June 30, 2021.
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

Management further evaluates Net Operating Income by evaluating the performance from the following property groups:

•Same Store Properties – includes the consolidated results of all of the office properties that were owned and included in our stabilized portfolio for two comparable reporting periods, i.e., owned and included in our stabilized portfolio as of January 1, 2020 and still owned and included in the stabilized portfolio as of June 30, 2021, including our 200-unit residential tower in Hollywood, California;

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
◦One office development project that was added to the stabilized portfolio in the first quarter of 2021
◦One office building that was added to the stabilized portfolio in the second quarter of 2021;
◦608 residential units at our One Paseo mixed-use project in Del Mar, California that were added to the stabilized portfolio in the third quarter of 2020; and
◦193 residential units at our Jardine project in Hollywood, California that were added to the stabilized portfolio in the second quarter of 2021; and

•Disposition Properties– includes the results of one property disposed of in the fourth quarter of 2020 and one property disposed of in the first quarter of 2021.

The following table sets forth certain information regarding the property groups within our stabilized office portfolio as of June 30, 2021:

Group	# of Buildings	Rentable Square Feet
Same Store Properties	111	13,441,929
Stabilized Development Properties (1)	7	709,745
Total Stabilized Portfolio	118	14,151,674
________________________
(1)Excludes development projects in the tenant improvement phase, our in-process development projects and future development projects.

Comparison of the Three Months Ended June 30, 2021 to the Three Months Ended June 30, 2020

The following table summarizes our Net Operating Income, as defined, for our total portfolio for the three months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Dollar Change	Percentage Change
	2021	2020
	($ in thousands)
Reconciliation of Net Income Available to Common Stockholders to Net Operating Income, as defined:
Net Income Available to Common Stockholders	$35,839	$19,618	$16,221	82.7%
Net income attributable to noncontrolling common units of the Operating Partnership	354	367	(13)	(3.5)%
Net income attributable to noncontrolling interests in consolidated property partnerships	6,687	4,367	2,320	53.1%
Net income	$42,880	$24,352	$18,528	76.1%
Unallocated expense (income):
General and administrative expenses	24,507	38,597	(14,090)	(36.5)%
Leasing costs	883	1,330	(447)	(33.6)%
Depreciation and amortization	73,589	80,085	(6,496)	(8.1)%
Interest income and other net investment (gain) loss	(1,337)	(2,838)	1,501	(52.9)%
Interest expense	21,390	15,884	5,506	34.7%
Gain on sale of depreciable operating property	(543)	—	(543)	100.0%
Net Operating Income, as defined	$161,369	$157,410	$3,959	2.5%

The following tables summarize our Net Operating Income, as defined, for our total portfolio for the three months ended June 30, 2021 and 2020.

	Three Months Ended June 30,
	2021				2020
	Same Store	Develop-ment	Disposition	Total	Same Store	Develop-ment	Disposition	Total
	(in thousands)
Operating revenues:
Rental income	$201,009	$24,284	$(820)	$224,473	$191,136	$4,956	$22,264	$218,356
Other property income	1,249	256	5	1,510	919	132	16	1,067
Total	202,258	24,540	(815)	225,983	192,055	5,088	22,280	219,423
Property and related expenses:
Property expenses	36,141	4,260	81	40,482	34,065	1,257	2,507	37,829
Real estate taxes	18,927	4,094	(912)	22,109	17,978	1,065	2,811	21,854
Ground leases	1,985	38	—	2,023	2,330	—	—	2,330
Total	57,053	8,392	(831)	64,614	54,373	2,322	5,318	62,013
Net Operating Income, as defined	$145,205	$16,148	$16	$161,369	$137,682	$2,766	$16,962	$157,410

	Three Months Ended June 30, 2021 as compared to the Three Months Ended June 30, 2020
	Same Store		Development		Disposition		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income	$9,873	5.2%	$19,328	390.0%	$(23,084)	(103.7)%	$6,117	2.8%
Other property income	330	35.9%	124	93.9%	(11)	(68.8)%	443	41.5%
Total	10,203	5.3%	19,452	382.3%	(23,095)	(103.7)%	6,560	3.0%
Property and related expenses:
Property expenses	2,076	6.1%	3,003	238.9%	(2,426)	(96.8)%	2,653	7.0%
Real estate taxes	949	5.3%	3,029	284.4%	(3,723)	(132.4)%	255	1.2%
Ground leases	(345)	(14.8)%	38	100.0%	—	—%	(307)	(13.2)%
Total	2,680	4.9%	6,070	261.4%	(6,149)	(115.6)%	2,601	4.2%
Net Operating Income, as defined	$7,523	5.5%	$13,382	483.8%	$(16,946)	(99.9)%	$3,959	2.5%

Net Operating Income increased $4.0 million, or 2.5%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 resulting from:

•An increase in Net Operating Income of $7.5 million attributable to the Same Store Properties, which was driven by the following activity:

•An increase in total operating revenues of $10.2 million primarily due to:

•$6.2 million increase due to lower charges against rental income in 2021 related to tenant creditworthiness considerations primarily as a result of COVID-19, predominantly for retail tenants, of which $1.5 million was related to payments of past due amounts from tenants on a cash basis of revenue recognition;

•A net $1.9 million increase resulting from a $2.7 million increase from new leases and renewals at higher rates primarily in the San Francisco Bay Area and San Diego County regions, offset by a $0.8 million decrease due to lower occupancy primarily in the Greater Los Angeles region;

•$1.7 million increase in the tenant reimbursement component of rental income related to:

•$1.9 million increase primarily due to higher reimbursable operating expenses;

•$0.4 million increase due to higher occupancy primarily related to two tenants; partially offset by

•$0.6 million decrease due to a property tax exemption related to one tenant; and

•$0.4 million increase due to a termination fee received in 2021 related to one tenant;

•An increase in property and related expenses of $2.7 million primarily due to the following:

•$1.4 million increase in property expenses including repairs and maintenance, engineering, utilities, security, parking, and various other recurring expenses as tenants begin returning to the office;

•$0.9 million increase in real estate taxes due to refunds received in 2020 related to a lower assessment on one property and higher annual property taxes across the portfolio; partially offset by a property tax exemption related to one tenant;

•$0.7 million increase due to insurance refunds received in 2020 related to non-recurring expenses and increases in various other non-recurring expenses; partially offset by

•$0.3 million decrease in ground lease expense due to lower property taxes for one ground lease and lower percentage rent for two ground leases;

•An increase in Net Operating Income of $13.4 million attributable to the Development Properties; partially offset by

•A decrease in Net Operating Income of $16.9 million attributable to the Disposition Properties.

Other Expenses and Income

General and Administrative Expenses

General and administrative expenses decreased by approximately $14.1 million, or 36.5%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to the following:

•A decrease of $14.5 million in compensation related expenses, primarily due to severance costs in 2020 related to the departure of an executive officer and certain other employees; and

•A decrease of $0.9 million related to the mark-to-market adjustment for the Company’s deferred compensation plan, which is offset by gains on the underlying marketable securities included in interest income and other net investment gains in the consolidated statements of operations; partially offset by

•An increase of $1.3 million primarily due to an increase in professional service fees and employee travel and other corporate expenses related to employees returning back to our offices.

Leasing Costs

Leasing costs decreased by $0.4 million or 33.6%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to changes in personnel.

Depreciation and Amortization

Depreciation and amortization decreased $6.5 million, or 8.1%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to the following:

•A decrease of $10.2 million attributable to the Same Store Properties; and

•A decrease of $3.8 million attributable to the Disposition Properties; partially offset by

•An increase of $7.5 million attributable to the Development Properties.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts and deferred financing cost amortization, and capitalized interest, including capitalized debt discounts and deferred financing cost amortization, for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	Dollar Change	Percentage Change
	(in thousands)
Gross interest expense	$39,463	$36,400	$3,063	8.4%
Capitalized interest and deferred financing costs	(18,073)	(20,516)	2,443	(11.9)%
Interest expense	$21,390	$15,884	$5,506	34.7%

Gross interest expense, before the effect of capitalized interest and deferred financing costs, increased $3.1 million, or 8.4%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 primarily due to an increase in the average outstanding debt balance for the three months ended June 30, 2021.

Capitalized interest and deferred financing costs decreased $2.4 million, or 11.9%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to a decrease in the average development asset balances qualifying for interest capitalization during the three months ended June 30, 2021. During the three months ended June 30, 2021 and 2020, we capitalized interest on in-process development projects and future development pipeline projects with an average aggregate cost basis of approximately $1.8 billion and $2.1 billion, respectively, as it was determined these projects qualified for interest and other carrying cost capitalization under GAAP. In the event of an extended cessation of development activities to get any of these projects ready for its intended use, such projects could potentially no longer qualify for capitalization of interest or other carrying costs. However, a cessation of development activities caused by events outside of our control, such as those as a result of government restrictions aimed at stopping the spread of COVID-19, would not impact our ability to capitalize interest and other carrying costs.

Net Income Attributable to Noncontrolling Interests in Consolidated Property Partnerships

Net income attributable to noncontrolling interests in consolidated property partnerships increased $2.3 million or 53.1% or the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to new leases at higher rates at two properties held in two property partnerships. The amounts reported for the three months ended June 30, 2021 and 2020 are comprised of the noncontrolling interest’s share of net income for 100 First Street Member, LLC (“100 First LLC”) and 303 Second Street Member, LLC (“303 Second LLC”) and the noncontrolling interest's share of net income for Redwood City Partners, LLC (“Redwood LLC”).

Comparison of the Six Months Ended June 30, 2021 to the Six Months Ended June 30, 2020

The following table summarizes our Net Operating Income, as defined, for our total portfolio for the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2021	2020
	($ in thousands)
Reconciliation of Net Income Available to Common Stockholders to Net Operating Income, as defined:
Net Income Available to Common Stockholders	$533,470	$59,435	$474,035	797.6%
Net income attributable to noncontrolling common units of the Operating Partnership	5,240	1,072	4,168	388.8%
Net income attributable to noncontrolling interests in consolidated property partnerships	11,581	9,263	2,318	25.0%
Net income	$550,291	$69,770	$480,521	688.7%
Unallocated expense (income):
General and administrative expenses	46,492	57,607	(11,115)	(19.3)%
Leasing Costs	1,575	2,786	(1,211)	(43.5)%
Depreciation and amortization	149,521	154,455	(4,934)	(3.2)%
Interest income and other net investment gain	(2,710)	290	(3,000)	(1,034.5)%
Interest expense	43,724	30,328	13,396	44.2%
Gains on sales of depreciable operating properties	(457,831)	—	(457,831)	(100.0)%
Net Operating Income, as defined	$331,062	$315,236	$15,826	5.0%

The following tables summarize our Net Operating Income, as defined, for our total portfolio for the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,
	2021				2020
	Same Store	Develop-ment	Disposition	Total	Same Store	Develop-ment	Disposition	Total
	(in thousands)
Operating revenues:
Rental income	$393,778	$46,118	$19,233	$459,129	$387,406	$8,372	$41,211	$436,989
Other property income	2,013	470	17	2,500	3,183	282	297	3,762
Total	395,791	46,588	19,250	461,629	390,589	8,654	41,508	440,751
Property and related expenses:
Property expenses	69,861	7,350	2,130	79,341	70,276	2,472	4,064	76,812
Real estate taxes	37,749	7,788	1,838	47,375	36,784	1,973	5,299	44,056
Ground leases	3,813	38	—	3,851	4,647	—	—	4,647
Total	111,423	15,176	3,968	130,567	111,707	4,445	9,363	125,515
Net Operating Income, as defined	$284,368	$31,412	$15,282	$331,062	$278,882	$4,209	$32,145	$315,236

	Six Months Ended June 30, 2021 as compared to the Six Months Ended June 30, 2020
	Same Store		Development		Disposition		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income	$6,372	1.6%	$37,746	450.9%	$(21,978)	(53.3)%	$22,140	5.1%
Other property income	(1,170)	(36.8)%	188	66.7%	(280)	(94.3)%	(1,262)	(33.5)%
Total	5,202	1.3%	37,934	438.3%	(22,258)	(53.6)%	20,878	4.7%
Property and related expenses:
Property expenses	(415)	(0.6)%	4,878	197.3%	(1,934)	(47.6)%	2,529	3.3%
Real estate taxes	965	2.6%	5,815	294.7%	(3,461)	(65.3)%	3,319	7.5%
Ground leases	(834)	(17.9)%	38	100.0%	—	—%	(796)	(17.1)%
Total	(284)	(0.3)%	10,731	241.4%	(5,395)	(57.6)%	5,052	4.0%
Net Operating Income, as defined	$5,486	2.0%	$27,203	646.3%	$(16,863)	(52.5)%	$15,826	5.0%

Net Operating Income increased $15.8 million, or 5.0%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 primarily resulting from:

•An increase of $5.5 million attributable to the Same Store Properties primarily resulting from:

•An increase in total operating revenues of $5.2 million primarily due to:

•$7.9 million increase primarily due to lower charges against rental income related to tenant creditworthiness considerations primarily as a result of the COVID-19 pandemic;

•$0.8 million increase in the tenant reimbursements component of rental income due to higher operating expenses, higher occupancy, and base year adjustments for certain properties, partially offset by a property tax exemption for one tenant and abatements related to one tenant; and

•$0.4 million increase due to early lease termination fees received in 2021 primarily related to one tenant; partially offset by

•$3.6 million decrease due to lower parking income, of which $2.4 million relates to a reduction in the number of monthly parking spaces rented as a result of COVID-19 stay-at-home orders and $1.2 million relates to lower transient and special event parking income at a number of properties in the San Francisco Bay Area, Greater Seattle and Greater Los Angeles regions. We expect daily, special event and transient parking to be impacted while restrictions intended to prevent the spread of COVID-19 remain in effect; and

•$0.2 million decrease primarily due to lower occupancy in the Greater Los Angeles region;

•$0.4 million decrease in property expenses primarily due to a decrease in reimbursable expenses such as utilities, parking, and janitorial, partially offset by an increase in various non-recurring expenses; and

•$0.8 million decrease in ground rent due to reductions in property taxes related to two ground lease land parcels and lower percentage rent; partially offset by

•$1.0 million increase in real estate taxes due to an increase in annual taxes across the portfolio, refunds received in 2020 related to a reduced assessed value for one property, partially offset by a property tax exemption related to one property;

•An increase of $27.2 million attributable to the Development Properties; partially offset by

•A decrease of $16.9 million attributable to the Disposition Properties.

Other Expenses and Income

General and Administrative Expenses

General and administrative expenses decreased $11.1 million, or 19.3%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to the following:

•A decrease of $12.6 million in compensation related expenses, primarily due to severance costs related to the departure of an executive officer and certain other employees in 2020; partially offset by

•An increase of $1.5 million related to the mark-to-market adjustment for the Company’s deferred compensation plan, which is offset by gains on the underlying marketable securities included in interest income and other net investment gains in the consolidated statements of operations.

Leasing Costs

Leasing costs decreased by $1.2 million or 43.5%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to changes in personnel and a lower level of leasing activity during the six months ended June 30, 2021.

Depreciation and Amortization

Depreciation and amortization decreased $4.9 million, or 3.2%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to the following:

•A decrease of $9.8 million attributable to the Same Store Properties; and

•A decrease of $7.7 million attributable to the Disposition Properties; partially offset by

•An increase of $12.6 million attributable to the Development Properties.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts and deferred financing cost amortization, and capitalized interest, including capitalized debt discounts and deferred financing cost amortization for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	Dollar Change	Percentage Change
	(in thousands)
Gross interest expense	$78,705	$72,262	$6,443	8.9%
Capitalized interest and deferred financing costs	(34,981)	(41,934)	6,953	(16.6)%
Interest expense	$43,724	$30,328	$13,396	44.2%

Gross interest expense, before the effect of capitalized interest and deferred financing costs, increased $6.4 million or 8.9% for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 primarily due to an increase in our average debt balance for the six months ended June 30, 2021.

Capitalized interest and deferred financing costs decreased $7.0 million or 16.6%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to a decrease in the average development asset balances qualifying for interest capitalization for the six months ended June 30, 2021. During the six months ended June 30, 2021 and 2020, we capitalized interest on in-process development projects and future development pipeline projects with an average aggregate cost basis of approximately $1.8 billion and $2.2 billion, respectively.

Net Income Attributable to Noncontrolling Interests in Consolidated Property Partnerships

Net income attributable to noncontrolling interests in consolidated property partnerships increased $2.3 million or 25.0% for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to new leases at higher rates at two properties held in two property partnerships. The amounts reported for the six months ended June 30, 2021 and 2020 are comprised of the noncontrolling interest’s share of net income for 100 First Street Member, LLC (“100 First LLC”), 303 Second Street Member (“303 Second LLC”) and Redwood City Partners, LLC (“Redwood LLC”).

Liquidity and Capital Resources of the Company

In this “Liquidity and Capital Resources of the Company” section, the term the “Company” refers only to Kilroy Realty Corporation on an unconsolidated basis and excludes the Operating Partnership and all other subsidiaries.

The Company’s business is operated primarily through the Operating Partnership. Distributions from the Operating Partnership are the Company’s primary source of capital. The Company believes the Operating Partnership’s sources of working capital, specifically its cash flow from operations and borrowings available under its unsecured revolving credit facility and funds from its capital recycling program, including strategic ventures, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its common stockholders for the next twelve months. Cash flows from operating activities generated by the Operating Partnership for the six months ended June 30, 2021 were sufficient to cover the Company’s payment of cash dividends to its stockholders. However, there can be no assurance that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distributions to the Company. The unavailability of capital could adversely affect the Operating Partnership’s ability to make distributions to the Company, which would in turn, adversely affect the Company’s ability to pay cash dividends to its stockholders.

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

Liquidity Highlights

As of June 30, 2021, we had approximately $519.3 million in cash and cash equivalents and approximately $450.5 million of restricted cash, of which $431.5 million is remaining from the operating property disposition completed during the six months ended June 30, 2021 and may be released from the qualified intermediary at our direction, should we choose not to complete a Section 1031 Exchange. As of the date of this report, we had $1.1 billion available under our unsecured revolving credit facility and our next material debt maturity occurs in January 2023. We believe that our available liquidity demonstrates a strong balance sheet and makes us well positioned to navigate any additional future uncertainties. In addition, the Company is a well-known seasoned issuer and has historically been able to raise capital on a timely basis in the public markets, as well as the private markets. Any future financings, however, will depend on market conditions for both capital raises and the investment of such proceeds, and there can be no assurances that we will successfully obtain such financings.

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

The Company intends to continue to make, but has not committed to make, regular quarterly cash distributions to common stockholders, and through the Operating Partnership, to common unitholders from the Operating Partnership’s cash flow from operating activities. All such distributions are at the discretion of the Board of Directors. As the Company intends to maintain distributions at a level sufficient to meet the REIT distribution requirements and minimize its obligation to pay income and excise taxes, it will continue to evaluate whether the current levels of distribution are appropriate to do so throughout 2021. In addition, in the event the Company is unable to identify and complete the acquisition of suitable replacement properties to effect Section 1031 Exchanges to defer some or all of the taxable gains related to the disposition completed during the six months ended June 30, 2021 for gross proceeds of $1.08 billion or any future dispositions (or in the event additional legislation is enacted that further modifies or repeals laws with respect to Section 1031 Exchanges), the Company may be required to distribute a special dividend to its common stockholders and common unitholders in order to minimize or eliminate income taxes on such gains. The Company considers market factors and its performance in addition to REIT requirements in determining its distribution levels. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which is consistent with the Company’s intention to maintain its qualification as a REIT. Such investments may include, for example, obligations of the Government National Mortgage Association, other governmental agency securities, certificates of deposit, and interest-bearing bank deposits.

On May 20, 2021, the Board of Directors declared a regular quarterly cash dividend of $0.50 per share of common stock. The regular quarterly cash dividend is payable to stockholders of record on June 30, 2021 and a corresponding cash distribution of $0.50 per Operating Partnership unit is payable to holders of the Operating Partnership’s common limited partnership interests of record on June 30, 2021, including those owned by the Company. The total cash quarterly dividends and distributions paid on July 14, 2021 were $58.8 million.

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

Capitalization

As of June 30, 2021, our total debt as a percentage of total market capitalization was 32.5%, which was calculated based on the closing price per share of the Company’s common stock of $69.64 on June 30, 2021 as shown in the following table:

	Shares/Units at June 30, 2021	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
	($ in thousands)
Debt: (1)(2)
Unsecured Senior Notes due 2023		$300,000	2.5%
Unsecured Senior Notes due 2024		425,000	3.5%
Unsecured Senior Notes due 2025		400,000	3.3%
Unsecured Senior Notes Series A & B due 2026		250,000	2.0%
Unsecured Senior Notes due 2028		400,000	3.3%
Unsecured Senior Notes due 2029		400,000	3.3%
Unsecured Senior Notes Series A & B due 2027 & 2029		250,000	2.0%
Unsecured Senior Notes due 2030		500,000	4.1%
Unsecured Senior Notes due 2031		350,000	2.9%
Unsecured Senior Notes due 2032		425,000	3.5%
Secured debt		251,720	2.1%
Total debt		$3,951,720	32.5%
Equity and Noncontrolling Interests in the Operating Partnership: (3)
Common limited partnership units outstanding (4)	1,150,574	$80,126	0.7%
Shares of common stock outstanding	116,454,210	8,109,871	66.8%
Total Equity and Noncontrolling Interests in the Operating Partnership		$8,189,997	67.5%
Total Market Capitalization		$12,141,717	100.0%
________________________
(1)    Represents gross aggregate principal amount due at maturity before the effect of the following at June 30, 2021: $20.8 million of unamortized deferred financing costs on the unsecured senior notes and secured debt and $7.7 million of unamortized discounts for the unsecured senior notes.
(2)    As of June 30, 2021, there was no outstanding balance on the unsecured revolving credit facility.
(3)    Value based on closing price per share of our common stock of $69.64 as of June 30, 2021.
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

General Strategy

Our general strategy is to maintain a conservative balance sheet with a strong credit profile and to maintain a capital structure that allows for financial flexibility and diversification of capital resources. We manage our capital structure to reflect a long-term investment approach and utilize multiple sources of capital to meet our long-term capital requirements. We believe that our current projected liquidity requirements for the next twelve-month period, as set forth above under the caption “—Liquidity Uses,” will be satisfied using a combination of the liquidity sources listed above, although there can be no assurance in this regard. We believe our conservative leverage and staggered debt maturities provide us with financial flexibility and enhance our ability to obtain additional sources of liquidity if necessary, and, therefore, we are well-positioned to refinance or repay maturing debt and to pursue our strategy of seeking attractive acquisition opportunities, which we may finance, as necessary, with future public and private issuances of debt and equity securities, although there can be no assurance in this regard.

Liquidity Sources

Unsecured Revolving Credit Facility

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

The following table summarizes the balance and terms of our unsecured revolving credit facility as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(in thousands)
Outstanding borrowings	$—	$—
Remaining borrowing capacity	1,100,000	750,000
Total borrowing capacity (1)	$1,100,000	$750,000
Interest rate (2)	1.00%	1.14%
Facility fee-annual rate (3)	0.200%
Maturity date	July 2025	July 2022
________________________
(1)We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $500.0 million and $600.0 million as of June 30, 2021 and December 31, 2020, respectively, under an accordion feature under the terms of the unsecured revolving credit facility.
(2)Our unsecured revolving credit facility interest rate was calculated based on the contractual rate of LIBOR plus 0.900% and LIBOR plus 1.000% as of June 30, 2021 and December 31, 2020, respectively.
(3)Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of June 30, 2021 and December 31, 2020, $8.3 million and $2.1 million of unamortized deferred financing costs, respectively, which are included in prepaid expenses and other assets, net on our consolidated balance sheets, remained to be amortized through the respective maturity dates presented of our unsecured revolving credit facility.

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

In connection with our capital recycling strategy, during the six months ended June 30, 2021, we completed the sale of one operating property in San Francisco, California to an unaffiliated third party for gross proceeds of $1.08 billion, or approximately $1,440 per square foot. During the three months ended June 30, 2021, a portion of the proceeds from the sale were used to fund two development acquisitions totaling $622.2 million and as of June 30, 2021, $431.5 million of the proceeds from the sale are still temporarily being held by a qualified intermediary, at our direction, for the purpose of facilitating a Section 1031 Exchange. Any potential future disposition transactions and the timing of any potential future capital recycling transactions will depend on market conditions and other factors, including but not limited to our capital needs, the availability of financing for potential buyers (which has been and may continue to be constrained for some potential buyers due to the ongoing COVID-19 pandemic’s impact on economic and market conditions, including the financial markets), and our ability to defer some or all of the taxable gains on the sales. In addition, we cannot assure you that we will dispose of any additional properties, or that we will be able to identify and complete the acquisitions of suitable replacement properties to effect Section 1031 Exchanges to defer some or all of the taxable gains related to our capital recycling program. In the event we are unable to complete dispositions as planned, we may raise capital through other sources of liquidity including our available unsecured revolving credit facility or the public or private issuance of unsecured debt.

At-The-Market Stock Offering Program

Under our current at-the-market stock offering program, which commenced June 2018, we may offer and sell shares of our common stock with an aggregate gross sales price of up to $500.0 million from time to time in “at-the-market” offerings. In connection with the at-the-market program, the Company may enter into forward equity sale agreements with certain financial institutions acting as forward purchasers whereby, at our discretion, the forward purchasers may borrow and sell shares of our common stock under our at-the-market program. The use of a forward equity sale agreement allows the Company to lock in a share price on the sale of shares of our common stock at the time the agreement is executed but defer settling the forward equity sale agreements and receiving the proceeds from the sale of shares until a later date. The Company did not have any outstanding forward equity sale agreements to be settled at June 30, 2021.

Since commencement of our current at-the-market program, we have completed sales of 3,594,576 shares of common stock through June 30, 2021. As of June 30, 2021, we may offer and sell shares of our common stock having an aggregate gross sales price up to approximately $214.2 million under our current at-the-market program. The Company did not complete any sales of common stock under the program during the six months ended June 30, 2021.

Shelf Registration Statement

The Company is a well-known seasoned issuer and the Company and the Operating Partnership have an effective shelf registration statement that provides for the public offering and sale from time to time by the Company of its preferred stock, common stock, depository shares and guarantees of debt securities and by the Operating Partnership of its debt securities, in each case in unlimited amounts. The Company evaluates the capital markets on an ongoing basis for opportunities to raise capital, and, as circumstances warrant, the Company and the Operating Partnership may issue securities of all of these types in one or more offerings at any time and from time to time on an opportunistic basis, depending upon, among other things, market conditions, available pricing and capital needs. Capital raising could be more challenging under current market conditions than those prior to COVID-19, particularly if case rates surge again. When the Company receives proceeds from the sales of its preferred or common stock, it generally contributes the net proceeds from those sales to the Operating Partnership in exchange for corresponding preferred or common partnership units of the Operating Partnership. The Operating Partnership may use these proceeds and proceeds from the sale of its debt securities to repay debt, including borrowings under its unsecured revolving credit facility, to develop new or existing properties, to make acquisitions of properties or portfolios of properties, or for general corporate purposes.

Unsecured and Secured Debt

The aggregate principal amount of the unsecured and secured debt of the Operating Partnership outstanding as of June 30, 2021 was as follows:

Aggregate Principal Amount Outstanding
(in thousands)
Unsecured Senior Notes due 2023	$300,000
Unsecured Senior Notes due 2024	425,000
Unsecured Senior Notes due 2025	400,000
Unsecured Senior Notes Series A & B due 2026	250,000
Unsecured Senior Notes due 2028	400,000
Unsecured Senior Notes due 2029	400,000
Unsecured Senior Notes Series A & B due 2027 & 2029	250,000
Unsecured Senior Notes due 2030	500,000
Unsecured Senior Notes due 2031	350,000
Unsecured Senior Notes due 2032	425,000
Secured Debt	251,720
Total Unsecured and Secured Debt (1)	3,951,720
Less: Unamortized Net Discounts and Deferred Financing Costs (2)	(28,568)
Total Debt, Net	$3,923,152
________________________
(1)As of June 30, 2021, there was no outstanding balance on the unsecured revolving credit facility.
(2)Includes $20.8 million of unamortized deferred financing costs on the unsecured senior notes and secured debt and $7.7 million of unamortized discounts for the unsecured senior notes. Excludes unamortized deferred financing costs on the unsecured revolving credit facility, which are included in prepaid expenses and other assets, net on our consolidated balance sheets.

Debt Composition

The composition of the Operating Partnership’s aggregate debt balances between secured and unsecured and fixed-rate and variable-rate debt as of June 30, 2021 and December 31, 2020 was as follows:

	Percentage of Total Debt (1)		Weighted Average Interest Rate (1)
	June 30, 2021 (2)	December 31, 2020	June 30, 2021 (2)	December 31, 2020
Secured vs. unsecured:
Unsecured	93.6%	93.6%	3.8%	3.8%
Secured	6.4%	6.4%	3.9%	3.9%
Variable-rate vs. fixed-rate:
Variable-rate	—%	—%	—%	—%
Fixed-rate (3)	100.0%	100.0%	3.8%	3.8%
Stated rate (3)			3.8%	3.8%
GAAP effective rate (4)			3.8%	3.8%
GAAP effective rate including debt issuance costs			4.0%	4.0%
________________________
(1)    As of the end of the period presented.
(2)    As of June 30, 2021, there was no outstanding balance on the unsecured revolving credit facility.
(3)    Excludes the impact of the amortization of any debt discounts/premiums and deferred financing costs.
(4)    Includes the impact of the amortization of any debt discounts/premiums, excluding deferred financing costs.

Liquidity Uses

Contractual Obligations

Refer to our 2020 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside of the ordinary course of business, to these contractual obligations during the six months ended June 30, 2021.

Other Liquidity Uses

    Development

As of June 30, 2021, we had two development projects under construction.  These projects have a total estimated investment of approximately $1.1 billion of which we have incurred approximately $271.0 million, net of retention, and committed an additional $809.0 million as of June 30, 2021, of which $36.0 million is currently expected to be spent through the end of 2021. In addition, as of June 30, 2021, we had four development projects in the tenant improvement phase. These projects have a total estimated investment of approximately $1.8 billion, of which we have incurred approximately $1.5 billion, net of retention, and committed an additional $305.0 million as of June 30, 2021, of which $102.0 million is currently expected to be spent through the end of 2021. We also had four stabilized development projects with a total estimated investment of $645.0 million, of which $64.0 million remains to be spent as of June 30, 2021, and is expected to be spent through the end of 2021. Furthermore, we currently believe we may spend up to $25.0 million on committed and future development pipeline projects that we may commence construction on throughout the remainder of 2021. The ultimate timing of these expenditures may fluctuate given construction progress and leasing status of the projects, or as a result of events outside our control, such as delays or increased costs as a result of the COVID-19 pandemic. We expect that any material additional development activities will be funded with borrowings under the unsecured revolving credit facility, the public or private issuance of debt or equity securities, the disposition of assets under our capital recycling program, or strategic venture opportunities. We cannot provide assurance that development projects will be completed on the terms, for the amounts or on the timelines currently contemplated, or at all.

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

Potential Future Acquisitions

As discussed in the section “Factors That May Influence Future Results of Operations - Acquisitions,” we continue to evaluate strategic opportunities and remain a disciplined buyer of development and redevelopment opportunities as well as value-add and strategic operating properties, dependent on market conditions and business cycles, among other factors.  We focus on growth opportunities primarily in markets populated by knowledge and creative based tenants in a variety of industries, including technology, media, healthcare, life sciences, entertainment and professional services.  We expect that any material acquisitions will be funded with borrowings under the unsecured revolving credit facility, the public or private issuance of debt or equity securities, the disposition of assets under our capital recycling program, the formation of strategic ventures or through the assumption of existing debt, although there can be no assurance in this regard.

We cannot provide assurance that we will enter into any agreements to acquire properties or undeveloped land, or that the potential acquisitions contemplated by any agreements we may enter into in the future will be completed.

Share Repurchases

As of June 30, 2021, 4,935,826 shares remained eligible for repurchase under a share repurchase program approved by the Company's board of directors in 2016. Under this program, repurchases may be made in open market transactions at prevailing prices or through privately negotiated transactions. We may elect to repurchase shares of our common stock under this program in the future depending upon various factors, including market conditions, the trading price of our common stock and our other uses of capital. This program does not have a termination date and repurchases may be discontinued at any time. We intend to fund repurchases, if any, primarily with the proceeds from property dispositions.

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

Factors That May Influence Future Sources of Capital and Liquidity of the Company and the Operating Partnership

We continue to evaluate sources of financing for our business activities, including borrowings under the unsecured revolving credit facility, issuance of public and private equity securities, unsecured debt and fixed-rate secured mortgage financing, proceeds from the disposition of selective assets through our capital recycling program, and the formation of strategic ventures. However, our ability to obtain new financing or refinance existing borrowings on favorable terms could be impacted by various factors, including the state of the macro economy, the state of the credit and equity markets, significant tenant defaults, a decline in the demand for office properties, a decrease in market rental rates or market values of real estate assets in our submarkets, the amount of our future borrowings and the impact of the COVID-19 pandemic, on capital and credit markets and our tenants (refer to “Part I, Item IA. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2020 for additional information). These events could result in the following:

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

Debt Covenants

The unsecured revolving credit facility, unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key existing financial covenants and their covenant levels include:

Unsecured Credit Facility and Private Placement Notes (as defined in the applicable Credit Agreements):	Covenant Level	Actual Performance as of June 30, 2021
Total debt to total asset value	less than 60%	28%
Fixed charge coverage ratio	greater than 1.5x	3.0x
Unsecured debt ratio	greater than 1.67x	3.23x
Unencumbered asset pool debt service coverage	greater than 1.75x	3.55x

Unsecured Senior Notes due 2023, 2024, 2025, 2028, 2029, 2030 and 2032 (as defined in the applicable Indentures):
Total debt to total asset value	less than 60%	35%
Interest coverage	greater than 1.5x	7.2x
Secured debt to total asset value	less than 40%	2%
Unencumbered asset pool value to unsecured debt	greater than 150%	321%

The Operating Partnership was in compliance with all of its debt covenants as of June 30, 2021. Our current expectation is that the Operating Partnership will continue to meet the requirements of its debt covenants in both the short and long term.

However, in the event of an economic slowdown or continued volatility in the credit markets, there is no certainty that the Operating Partnership will be able to continue to satisfy all the covenant requirements.

Consolidated Historical Cash Flow Summary

The following summary discussion of our consolidated historical cash flow is based on the consolidated statements of cash flows in Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow for the periods presented below. Changes in our cash flow include changes in cash and cash equivalents and restricted cash. Our historical cash flow activity for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 is as follows:

	Six Months Ended June 30,
	2021	2020	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$216,466	$224,022	$(7,556)	(3.4)%
Net cash provided by (used in) investing activities	95,302	(374,341)	469,643	125.5%
Net cash (used in) provided by financing activities	(165,134)	695,287	(860,421)	(123.8)%
Net increase in cash and cash equivalents	$146,634	$544,968	$(398,334)	(73.1)%

Operating Activities

Our cash flows from operating activities depends on numerous factors including the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, the level of operating expenses, the impact of property acquisitions, completed development projects and related financing activities, and other general and administrative costs. Our net cash provided by operating activities decreased by $7.6 million, or 3.4%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily as a result of net changes in other operating assets related to the timing of expenditures. See additional information under the caption “—Results of Operations.”

Investing Activities

Our cash flows from investing activities is generally used to fund development and operating property acquisitions, expenditures for development projects, and recurring and nonrecurring capital expenditures for our operating properties, net of proceeds received from dispositions of real estate assets. During the six months ended June 30, 2021 we had net cash provided by investing activities of $95.3 million compared to net cash used in investing activities of $374.3 million for the six months ended June 30, 2020 due to $1.0 billion of net proceeds received from one operating property disposition completed during the six months ended June 30, 2021, partially offset by $586.9 million of expenditures for acquisitions of development properties and undeveloped land completed during the six months ended June 30, 2021.

Financing Activities

Our cash flows from financing activities is principally impacted by our capital raising activities, net of dividends and distributions paid to common and preferred security holders. During the six months ended June 30, 2021 we had net cash used in financing activities of $165.1 million compared to net cash provided by financing activities of $695.3 million for the six months ended June 30, 2020 primarily as a result of net proceeds from the issuance of common stock and proceeds from the issuance of unsecured debt generated during the six months ended June 30, 2020, partially offset by net repayments on the unsecured revolving credit facility during the six months ended June 30, 2020.

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

The following table presents our FFO for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Net income available to common stockholders	$35,839	$19,618	$533,470	$59,435
Adjustments:
Net income attributable to noncontrolling common units of the Operating Partnership	354	367	5,240	1,072
Net income attributable to noncontrolling interests in consolidated property partnerships	6,687	4,367	11,581	9,263
Depreciation and amortization of real estate assets	72,037	75,981	146,468	148,419
Gain on sale of depreciable real estate	(543)	—	(457,831)	—
Funds From Operations attributable to noncontrolling interests in consolidated property partnerships	(9,779)	(7,244)	(18,089)	(14,927)
Funds From Operations (1)(2)	$104,595	$93,089	$220,839	$203,262
________________________
(1)    Reported amounts are attributable to common stockholders, common unitholders and restricted stock unitholders.
(2)    FFO available to common stockholders and unitholders includes amortization of deferred revenue related to tenant-funded tenant improvements of $4.7 million and $8.0 million for the three months ended June 30, 2021 and 2020, respectively, and $8.9 million and $13.0 million for the six months ended June 30, 2021 and 2020, respectively.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Information about our market risk is disclosed in “Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and is incorporated herein by reference. There have been no material changes for the six months ended June 30, 2021, to the information provided in “Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2021, the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

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

As required by SEC Rule 13a-15(b), the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of its general partner, of the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2021, the end of the period covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of its general partner concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes that occurred during the period covered by this report in the Operating Partnership’s internal control over financial reporting identified in connection with the evaluation referenced above that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We and our properties are subject to routine litigation incidental to our business. These matters are generally covered by insurance. As of June 30, 2021, we are not a defendant in, and our properties are not subject to, any legal proceedings that we believe, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations or cash flows.

ITEM 1A.    RISK FACTORS

There have been no material changes to the risk factors included in the Company’s and the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2020, other than as set forth below, which supplements the risk factors included in the Company's and the Operating Partnership's annual report on Form 10-K for the year ended December 31, 2020.

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

While we historically have acquired, developed and redeveloped office properties in California markets, over the past few years we have acquired properties in greater Seattle, where we currently have eight stabilized office properties, one development project in the tenant improvement phase and one future development project, and on June 22, 2021 we completed the acquisition of a development project in the tenant improvement phase in Austin, Texas. We may in the future acquire, develop or redevelop properties for other uses and expand our business to other geographic regions where we expect the development or acquisition of property to result in favorable risk-adjusted returns on our investment. Presently, we do not possess the same level of familiarity with Austin and other markets outside of California, which could adversely affect our ability to acquire, develop or redevelop properties or to achieve expected performance and amplify our exposure to the other risks noted above.

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
Seventh Amended and Restated Bylaws of Kilroy Realty Corporation (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 20, 2021)

3.(ii)2
Seventh Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P. dated as of August 15, 2012, as amended (previously filed by Kilroy Realty Corporation on Form 10-Q for the quarter ended June 30, 2014)

10.1
Third Amended and Restated Credit Agreement dated as of April 20, 2021 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q as filed with the Securities and Exchange Commission on April 29, 2021)

10.2
Third Amended and Restated Guaranty dated as of April 20, 2021 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q as filed with the Securities and Exchange Commission on April 29, 2021)

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

101.1
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the quarter ended June 30, 2021, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to the Consolidated Financial Statements (unaudited).(1)

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 29, 2021.

KILROY REALTY CORPORATION

By:	/s/ John Kilroy
John Kilroy Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michelle Ngo
Michelle Ngo Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

By:	/s/ Merryl E. Werber
Merryl E. Werber Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 29, 2021.

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