Form 10-Q
period 2021-09-30
KILROY REALTY CORP; Kilroy Realty, L.P.
filed 2021-10-28
CIK 1025996, 1493976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Kilroy Realty Corporation Yes  ☐     No   ☑
Kilroy Realty, L.P. Yes  ☐     No   ☑
As of October 22, 2021, 116,461,683 shares of Kilroy Realty Corporation common stock, par value $.01 per share, were outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2021 of Kilroy Realty Corporation and Kilroy Realty, L.P. Unless stated otherwise or the context otherwise requires, references to “Kilroy Realty Corporation” or the “Company,” “we,” “our,” and “us” mean Kilroy Realty Corporation, a Maryland corporation, and its controlled and consolidated subsidiaries, and references to “Kilroy Realty, L.P.” or the “Operating Partnership” mean Kilroy Realty, L.P., a Delaware limited partnership and its controlled and consolidated subsidiaries.
The Company is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of September 30, 2021, the Company owned an approximate 99.0% common general partnership interest in the Operating Partnership. The remaining approximate 1.0% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of the Company. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions, and refinancings and cause changes in its line of business, capital structure and distribution policies.
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
QUARTERLY REPORT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY CORPORATION

KILROY REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share data)

	September 30, 2021	December 31, 2020
ASSETS
REAL ESTATE ASSETS (Notes 2 and 3):
Land and improvements	$1,702,423	$1,628,848
Buildings and improvements	7,282,341	6,783,092
Undeveloped land and construction in progress	2,237,742	1,778,106
Total real estate assets held for investment	11,222,506	10,190,046
Accumulated depreciation and amortization	(1,962,730)	(1,798,646)
Total real estate assets held for investment, net	9,259,776	8,391,400
CASH AND CASH EQUIVALENTS	348,417	731,991
RESTRICTED CASH (Note 2)	13,042	91,139
MARKETABLE SECURITIES (Note 12)	27,285	27,481
CURRENT RECEIVABLES, NET	11,646	12,007
DEFERRED RENT RECEIVABLES, NET	394,297	386,658
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Note 2)	229,334	210,949
RIGHT OF USE GROUND LEASE ASSETS (Notes 2 and 11)	127,657	95,523
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 4)	60,063	53,560
TOTAL ASSETS	$10,471,517	$10,000,708
LIABILITIES AND EQUITY
LIABILITIES:
Secured debt, net (Notes 5 and 12)	$249,690	$253,582
Unsecured debt, net (Notes 5, 12 and 17)	3,673,183	3,670,099
Accounts payable, accrued expenses and other liabilities	441,357	445,100
Ground lease liabilities (Notes 2 and 11)	125,676	97,778
Accrued dividends and distributions (Note 17)	61,845	59,431
Deferred revenue and acquisition-related intangible liabilities, net (Note 2)	160,687	128,523
Rents received in advance and tenant security deposits	68,441	68,874
Total liabilities	4,780,879	4,723,387
COMMITMENTS AND CONTINGENCIES (Note 11)
EQUITY:
Stockholders’ Equity (Note 6):
Common stock, $.01 par value, 280,000,000 shares authorized, 116,461,683 and 116,035,827 shares issued and outstanding, respectively	1,165	1,160
Additional paid-in capital	5,146,049	5,131,916
Retained earnings (distributions in excess of earnings)	297,250	(103,133)
Total stockholders’ equity	5,444,464	5,029,943
Noncontrolling Interests (Notes 1 and 7):
Common units of the Operating Partnership	53,788	49,875
Noncontrolling interests in consolidated property partnerships	192,386	197,503
Total noncontrolling interests	246,174	247,378
Total equity	5,690,638	5,277,321
TOTAL LIABILITIES AND EQUITY	$10,471,517	$10,000,708

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUES
Rental income (Note 10)	$230,720	$227,122	$689,849	$664,111
Other property income	1,606	1,192	4,106	4,954
Total revenues	232,326	228,314	693,955	669,065
EXPENSES
Property expenses	40,842	39,236	120,183	116,048
Real estate taxes	24,153	23,868	71,528	67,924
Ground leases (Notes 2 and 11)	1,708	2,119	5,559	6,766
General and administrative expenses (Note 9)	22,990	18,572	69,482	76,179
Leasing costs	798	986	2,373	3,772
Depreciation and amortization	73,213	71,863	222,734	226,318
Total expenses	163,704	156,644	491,859	497,007
OTHER INCOME (EXPENSES)
Interest income and other net investment gain (Note 12)	976	1,869	3,686	1,579
Interest expense (Note 5)	(16,105)	(19,468)	(59,829)	(49,796)
Gain on sale of depreciable operating property (Note 3)	—	—	457,831	—
Total other (expenses) income	(15,129)	(17,599)	401,688	(48,217)
NET INCOME	53,493	54,071	603,784	123,841
Net income attributable to noncontrolling common units of the Operating Partnership	(460)	(785)	(5,700)	(1,857)
Net income attributable to noncontrolling interests in consolidated property partnerships	(6,005)	(4,258)	(17,586)	(13,521)
Total income attributable to noncontrolling interests	(6,465)	(5,043)	(23,286)	(15,378)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$47,028	$49,028	$580,498	$108,463
Net income available to common stockholders per share – basic (Note 13)	$0.40	$0.42	$4.98	$0.95
Net income available to common stockholders per share – diluted (Note 13)	$0.40	$0.42	$4.96	$0.95
Weighted average common shares outstanding – basic (Note 13)	116,456,796	115,226,324	116,418,113	112,405,817
Weighted average common shares outstanding – diluted (Note 13)	116,962,680	115,667,657	116,894,434	112,875,875

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share and per share/unit data)

	Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings (Distributions in Excess of Earnings)
BALANCE AS OF DECEMBER 31, 2020	116,035,827	$1,160	$5,131,916	$(103,133)	$5,029,943	$247,378	$5,277,321
Net income				497,631	497,631	9,780	507,411
Issuance of share-based compensation awards			1,950		1,950		1,950
Non-cash amortization of share-based compensation (Note 9)			9,604		9,604		9,604
Settlement of restricted stock units for shares of common stock	769,701	8	(8)		—		—
Repurchase of common stock, stock options and restricted stock units	(355,158)	(3)	(21,134)		(21,137)		(21,137)
Distributions to noncontrolling interests in consolidated property partnerships					—	(11,680)	(11,680)
Adjustment for noncontrolling interest			256		256	(256)	—
Dividends declared per common share and common unit ($0.50 per share/unit)				(60,002)	(60,002)	(575)	(60,577)
BALANCE AS OF MARCH 31, 2021	116,450,370	1,165	5,122,584	334,496	5,458,245	244,647	5,702,892
Net income				35,839	35,839	7,041	42,880
Issuance of share-based compensation awards			645		645		645
Non-cash amortization of share-based compensation (Note 9)			11,193		11,193		11,193
Settlement of restricted stock units for shares of common stock	3,840	—	—		—		—
Distributions to noncontrolling interests in consolidated property partnerships					—	(4,692)	(4,692)
Adjustment for noncontrolling interest			(102)		(102)	102	—
Dividends declared per common share and common unit ($0.50 per share/unit)				(58,877)	(58,877)	(576)	(59,453)
BALANCE AS OF JUNE 30, 2021	116,454,210	1,165	5,134,320	311,458	5,446,943	246,522	5,693,465
Net income				47,028	47,028	6,465	53,493
Issuance of share-based compensation awards			650		650		650
Non-cash amortization of share-based compensation (Note 9)			11,477		11,477		11,477
Settlement of restricted stock units for shares of common stock	11,743	—	—		—		—
Repurchase of common stock, stock options and restricted stock units	(4,270)	—	(282)		(282)		(282)
Contributions from noncontrolling interests in consolidated property partnerships					—	1,591	1,591
Distributions to noncontrolling interests in consolidated property partnerships					—	(7,922)	(7,922)
Adjustment for noncontrolling interest			(116)		(116)	116	—
Dividends declared per common share and common unit ($0.52 per share/unit) (Note 17)				(61,236)	(61,236)	(598)	(61,834)
BALANCE AS OF SEPTEMBER 30, 2021	116,461,683	$1,165	$5,146,049	$297,250	$5,444,464	$246,174	$5,690,638

	Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AS OF DECEMBER 31, 2019	106,016,287	$1,060	$4,350,917	$(58,467)	$4,293,510	$277,348	$4,570,858
Net income				39,817	39,817	5,601	45,418
Issuance of common stock	8,897,110	89	721,705		721,794		721,794
Issuance of share-based compensation awards			1,720		1,720		1,720
Non-cash amortization of share-based compensation			8,653		8,653		8,653
Settlement of restricted stock units for shares of common stock	269,972	3	(3)		—		—
Repurchase of common stock, stock options and restricted stock units	(117,445)	(1)	(9,798)		(9,799)		(9,799)
Exchange of common units of the Operating Partnership	2,000	—	81		81	(81)	—
Distributions to noncontrolling interests in consolidated property partnerships					—	(2,617)	(2,617)
Adjustment for noncontrolling interest			(6,094)		(6,094)	6,094	—
Dividends declared per common share and common unit ($0.485 per share/unit)				(57,532)	(57,532)	(980)	(58,512)
BALANCE AS OF MARCH 31, 2020	115,067,924	1,151	5,067,181	(76,182)	4,992,150	285,365	5,277,515
Net income				19,618	19,618	4,734	24,352
Issuance of common stock	—	—	(45)		(45)		(45)
Issuance of share-based compensation awards			805		805		805
Non-cash amortization of share-based compensation			13,576		13,576		13,576
Settlement of restricted stock units for shares of common stock	33,581	—	—		—		—
Repurchase of common stock, stock options, and restricted stock units	(11,668)	—	(735)		(735)		(735)
Exchange of common units of the Operating Partnership	86,701	1	3,761		3,762	(3,762)	—
Distributions to noncontrolling interests in consolidated property partnerships					—	(4,281)	(4,281)
Adjustment for noncontrolling interest			(181)		(181)	181	—
Dividends declared per common share and common unit ($0.485 per share/unit)				(56,659)	(56,659)	(939)	(57,598)
BALANCE AS OF JUNE 30, 2020	115,176,538	1,152	5,084,362	(113,223)	4,972,291	281,298	5,253,589
Net income				49,028	49,028	5,043	54,071
Issuance of common stock	—	—	(74)		(74)		(74)
Issuance of share-based compensation awards			1,101		1,101		1,101
Non-cash amortization of share-based compensation			7,794		7,794		7,794
Settlement of restricted stock units for shares of common stock	126,740	1	(1)		—		—
Repurchase and cancellation of common stock, stock options, and restricted stock units	(59,069)	(1)	(3,352)		(3,353)		(3,353)
Exchange of common units of the Operating Partnership	3,012	—	129		129	(129)	—
Distributions to noncontrolling interests in consolidated property partnerships					—	(1,458)	(1,458)
Adjustment for noncontrolling interest			(33)		(33)	33	—
Dividends declared per common share and common unit ($0.50 per share/unit)				(58,741)	(58,741)	(965)	(59,706)
BALANCE AS OF SEPTEMBER 30, 2020	115,247,221	$1,152	$5,089,926	$(122,936)	$4,968,142	$283,822	$5,251,964

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$603,784	$123,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	218,171	218,841
Depreciation of non-real estate furniture, fixtures and equipment	4,563	7,477
Revenue reversals for doubtful accounts, net (Note 10)	2,830	14,205
Non-cash amortization of share-based compensation awards	26,486	24,290
Non-cash amortization of deferred financing costs and debt discounts	2,232	2,252
Non-cash amortization of net below market rents	(3,704)	(6,269)
Gain on sale of depreciable operating property (Note 3)	(457,831)	—
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements	(12,982)	(13,114)
Straight-line rents	(41,238)	(51,890)
Amortization of right of use ground lease assets	886	615
Net change in other operating assets	(5,767)	(4,245)
Net change in other operating liabilities	70,130	47,977
Net cash provided by operating activities	407,560	363,980
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for acquisitions of development properties and undeveloped land (Note 2)	(586,927)	—
Expenditures for development properties and undeveloped land	(436,839)	(386,237)
Expenditures for acquisitions of operating properties (Note 2)	(537,429)	—
Expenditures for operating properties and other capital assets	(90,280)	(89,464)
Net proceeds received from dispositions (Note 3)	1,013,359	—
Net decrease in acquisition-related deposits	1,000	—
Net cash used in investing activities	(637,116)	(475,701)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing costs (Note 5)	(7,801)	(6,216)
Repurchase of common stock and restricted stock units	(21,419)	(13,887)
Distributions to noncontrolling interests in consolidated property partnerships	(24,303)	(8,363)
Dividends and distributions paid to common stockholders and common unitholders	(176,196)	(165,986)
Principal payments and repayments of secured debt	(3,987)	(3,834)
Contributions from noncontrolling interests in consolidated property partnerships	1,591	—
Repayments of unsecured debt	—	(150,000)
Net proceeds from issuance of common stock	—	721,675
Proceeds from the issuance of unsecured debt	—	772,297
Borrowings on unsecured revolving credit facility	—	190,000
Repayments on unsecured revolving credit facility	—	(435,000)
Net cash (used in) provided by financing activities	(232,115)	900,686
Net (decrease) increase in cash and cash equivalents and restricted cash	(461,671)	788,965
Cash and cash equivalents and restricted cash, beginning of period	823,130	76,344
Cash and cash equivalents and restricted cash, end of period	$361,459	$865,309

See accompanying notes to consolidated financial statements.

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY, L.P.

KILROY REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except unit data)

	September 30, 2021	December 31, 2020
ASSETS
REAL ESTATE ASSETS (Notes 2 and 3):
Land and improvements	$1,702,423	$1,628,848
Buildings and improvements	7,282,341	6,783,092
Undeveloped land and construction in progress	2,237,742	1,778,106
Total real estate assets held for investment	11,222,506	10,190,046
Accumulated depreciation and amortization	(1,962,730)	(1,798,646)
Total real estate assets held for investment, net	9,259,776	8,391,400
CASH AND CASH EQUIVALENTS	348,417	731,991
RESTRICTED CASH (Note 2)	13,042	91,139
MARKETABLE SECURITIES (Note 12)	27,285	27,481
CURRENT RECEIVABLES, NET	11,646	12,007
DEFERRED RENT RECEIVABLES, NET	394,297	386,658
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Note 2)	229,334	210,949
RIGHT OF USE GROUND LEASE ASSETS (Notes 2 and 11)	127,657	95,523
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 4)	60,063	53,560
TOTAL ASSETS	$10,471,517	$10,000,708
LIABILITIES AND CAPITAL
LIABILITIES:
Secured debt, net (Notes 5 and 12)	$249,690	$253,582
Unsecured debt, net (Notes 5, 12 and 17)	3,673,183	3,670,099
Accounts payable, accrued expenses and other liabilities	441,357	445,100
Ground lease liabilities (Notes 2 and 11)	125,676	97,778
Accrued distributions (Note 17)	61,845	59,431
Deferred revenue and acquisition-related intangible liabilities, net (Note 2)	160,687	128,523
Rents received in advance and tenant security deposits	68,441	68,874
Total liabilities	4,780,879	4,723,387
COMMITMENTS AND CONTINGENCIES (Note 11)
CAPITAL:
Common units, 116,461,683 and 116,035,827 held by the general partner and 1,150,574 and 1,150,574 held by common limited partners issued and outstanding, respectively (Note 7)	5,498,252	5,079,818
Noncontrolling interests in consolidated property partnerships (Note 1)	192,386	197,503
Total capital	5,690,638	5,277,321
TOTAL LIABILITIES AND CAPITAL	$10,471,517	$10,000,708

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUES
Rental income (Note 10)	$230,720	$227,122	$689,849	$664,111
Other property income	1,606	1,192	4,106	4,954
Total revenues	232,326	228,314	693,955	669,065
EXPENSES
Property expenses	40,842	39,236	120,183	116,048
Real estate taxes	24,153	23,868	71,528	67,924
Ground leases (Notes 2 and 11)	1,708	2,119	5,559	6,766
General and administrative expenses (Note 9)	22,990	18,572	69,482	76,179
Leasing costs	798	986	2,373	3,772
Depreciation and amortization	73,213	71,863	222,734	226,318
Total expenses	163,704	156,644	491,859	497,007
OTHER INCOME (EXPENSES)
Interest income and other net investment gain (Note 12)	976	1,869	3,686	1,579
Interest expense (Note 5)	(16,105)	(19,468)	(59,829)	(49,796)
Gain on sale of depreciable operating property (Note 3)	—	—	457,831	—
Total other (expenses) income	(15,129)	(17,599)	401,688	(48,217)
NET INCOME	53,493	54,071	603,784	123,841
Net income attributable to noncontrolling interests in consolidated property partnerships and subsidiaries	(6,005)	(4,343)	(17,586)	(13,886)
NET INCOME AVAILABLE TO COMMON UNITHOLDERS	$47,488	$49,728	$586,198	$109,955
Net income available to common unitholders per unit – basic (Note 14)	$0.40	$0.42	$4.98	$0.95
Net income available to common unitholders per unit – diluted (Note 14)	$0.40	$0.42	$4.96	$0.94
Weighted average common units outstanding – basic (Note 14)	117,607,370	117,158,160	117,568,687	114,394,706
Weighted average common units outstanding – diluted (Note 14)	118,113,254	117,599,493	118,045,008	114,864,764

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(Unaudited; in thousands, except unit and per unit data)

	Partners’ Capital		Noncontrolling Interests in Consolidated Property Partnerships
	Number of Common Units	Common Units		Total Capital
BALANCE AS OF DECEMBER 31, 2020	117,186,401	$5,079,818	$197,503	$5,277,321
Net income		502,517	4,894	507,411
Issuance of share-based compensation awards		1,950		1,950
Non-cash amortization of share-based compensation (Note 9)		9,604		9,604
Settlement of restricted stock units	769,701	—		—
Repurchase of common units, stock options and restricted stock units	(355,158)	(21,137)		(21,137)
Distributions to noncontrolling interests in consolidated property partnerships			(11,680)	(11,680)
Distributions declared per common unit ($0.50 per unit)		(60,577)		(60,577)
BALANCE AS OF MARCH 31, 2021	117,600,944	5,512,175	190,717	5,702,892
Net income		36,193	6,687	42,880
Issuance of share-based compensation awards		645		645
Non-cash amortization of share-based compensation (Note 9)		11,193		11,193
Settlement of restricted stock units	3,840	—		—
Distributions to noncontrolling interests in consolidated property partnerships			(4,692)	(4,692)
Distributions declared per common unit ($0.50 per unit)		(59,453)		(59,453)
BALANCE AS OF JUNE 30, 2021	117,604,784	5,500,753	192,712	5,693,465
Net income		47,488	6,005	53,493
Issuance of share-based compensation awards		650		650
Non-cash amortization of share-based compensation (Note 9)		11,477		11,477
Settlement of restricted stock units	11,743	—		—
Repurchase of common units, stock options and restricted stock units	(4,270)	(282)		(282)
Contributions from noncontrolling interests in consolidated property partnerships			1,591	1,591
Distributions to noncontrolling interests in consolidated property partnerships			(7,922)	(7,922)
Distributions declared per common unit ($0.52 per unit) (Note 17)		(61,834)		(61,834)
BALANCE AS OF SEPTEMBER 30, 2021	117,612,257	$5,498,252	$192,386	$5,690,638

	Partners’ Capital		Noncontrolling Interests in Consolidated Property Partnerships and Subsidiaries
	Number of Common Units	Common Units		Total Capital
BALANCE AS OF DECEMBER 31, 2019	108,039,574	$4,369,758	$201,100	$4,570,858
Net income		40,389	5,029	45,418
Issuance of common units	8,897,110	721,794		721,794
Issuance of share-based compensation awards		1,720		1,720
Non-cash amortization of share-based compensation		8,653		8,653
Settlement of restricted stock units	269,972	—		—
Repurchase of common units, stock options and restricted stock units	(117,445)	(9,799)		(9,799)
Distributions to noncontrolling interests in consolidated property partnerships			(2,617)	(2,617)
Distributions declared per common unit ($0.485 per unit)		(58,512)		(58,512)
BALANCE AS OF MARCH 31, 2020	117,089,211	5,074,003	203,512	5,277,515
Net income		19,838	4,514	24,352
Issuance of common units	—	(45)		(45)
Issuance of share-based compensation awards		805		805
Non-cash amortization of share-based compensation		13,576		13,576
Settlement of restricted stock units	33,581	—		—
Repurchase and cancellation of common units, stock options, and restricted stock units	(11,668)	(735)		(735)
Distributions to noncontrolling interests in consolidated property partnerships			(4,281)	(4,281)
Distributions declared per common unit ($0.485 per unit)		(57,598)		(57,598)
BALANCE AS OF JUNE 30, 2020	117,111,124	5,049,844	203,745	5,253,589
Net income		49,728	4,343	54,071
Issuance of common units	—	(74)		(74)
Issuance of share-based compensation awards		1,101		1,101
Non-cash amortization of share-based compensation		7,794		7,794
Settlement of restricted stock units	126,740	—		—
Repurchase and cancellation of common units, stock options, and restricted stock units	(59,069)	(3,353)		(3,353)
Contributions from noncontrolling interests in consolidated property partnerships		6,034	(6,034)	—
Distributions to noncontrolling interests in consolidated property partnerships			(1,458)	(1,458)
Distributions declared per common unit ($0.50 per unit)		(59,706)		(59,706)
BALANCE AS OF SEPTEMBER 30, 2020	117,178,795	$5,051,368	$200,596	$5,251,964

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$603,784	$123,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	218,171	218,841
Depreciation of non-real estate furniture, fixtures and equipment	4,563	7,477
Revenue reversals for doubtful accounts, net (Note 10)	2,830	14,205
Non-cash amortization of share-based compensation awards	26,486	24,290
Non-cash amortization of deferred financing costs and debt discounts	2,232	2,252
Non-cash amortization of net below market rents	(3,704)	(6,269)
Gain on sale of depreciable operating property (Note 3)	(457,831)	—
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements	(12,982)	(13,114)
Straight-line rents	(41,238)	(51,890)
Amortization of right of use ground lease assets	886	615
Net change in other operating assets	(5,767)	(4,245)
Net change in other operating liabilities	70,130	47,977
Net cash provided by operating activities	407,560	363,980
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for acquisition of development properties and undeveloped land (Note 2)	(586,927)	—
Expenditures for development properties and undeveloped land	(436,839)	(386,237)
Expenditures for acquisitions of operating properties (Note 2)	(537,429)	—
Expenditures for operating properties and other capital assets	(90,280)	(89,464)
Net proceeds received from dispositions (Note 3)	1,013,359	—
Net decrease in acquisition-related deposits	1,000	—
Net cash used in investing activities	(637,116)	(475,701)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing costs (Note 5)	(7,801)	(6,216)
Repurchase of common units and restricted stock units	(21,419)	(13,887)
Distributions to noncontrolling interests in consolidated property partnerships	(24,303)	(8,363)
Distributions paid to common unitholders	(176,196)	(165,986)
Principal payments and repayments of secured debt	(3,987)	(3,834)
Contributions from noncontrolling interests in consolidated property partnerships	1,591	—
Repayments of unsecured debt	—	(150,000)
Net proceeds from issuance of common units	—	721,675
Proceeds from the issuance of unsecured debt	—	772,297
Borrowings on unsecured revolving credit facility	—	190,000
Repayments on unsecured revolving credit facility	—	(435,000)
Net cash (used in) provided by financing activities	(232,115)	900,686
Net (decrease) increase in cash and cash equivalents and restricted cash	(461,671)	788,965
Cash and cash equivalents and restricted cash, beginning of period	823,130	76,344
Cash and cash equivalents and restricted cash, end of period	$361,459	$865,309

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization, Ownership and Basis of Presentation

Organization and Ownership

Kilroy Realty Corporation (the “Company”) is a self-administered real estate investment trust (“REIT”) active in premier office, life science and mixed-use submarkets in the United States. We own, develop, acquire and manage real estate assets, consisting primarily of Class A properties in Greater Los Angeles, San Diego County, the San Francisco Bay Area, the Pacific Northwest and Austin, Texas, which we believe have strategic advantages and strong barriers to entry. Class A real estate encompasses attractive and efficient buildings of high quality that are attractive to tenants, are well-designed and constructed with above-average material, workmanship and finishes and are well-maintained and managed. We qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “KRC”.

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

Our stabilized portfolio of operating properties was comprised of the following properties at September 30, 2021:

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied (1)	Percentage Leased
Stabilized Office Properties (2)	121	15,199,178	430	91.5%	93.9%
________________________
(1)Represents physical and economic occupancy.
(2)Includes stabilized life science and retail space.

	Number of Projects	Number of Units	2021 Average Occupancy
Stabilized Residential Properties	3	1,001	74.0%

Our stabilized portfolio includes all of our properties with the exception of development properties currently committed for construction, under construction, or in the tenant improvement phase, undeveloped land and real estate assets held for sale. We define redevelopment properties as properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We define properties in the tenant improvement phase as office and life science properties that we are developing or redeveloping where the project has reached cold shell condition and is ready for tenant improvements, which may require additional major base building construction before being placed in service. Projects in the tenant improvement phase are added to our stabilized portfolio once the project reaches the earlier of 95% occupancy or one year from the date of the cessation of major base building construction activities. Costs capitalized to construction in progress for development and redevelopment properties are transferred to land and improvements, buildings and improvements, and deferred leasing costs on our consolidated balance sheets at the historical cost of the property as the projects or phases of projects are placed in service.

During the nine months ended September 30, 2021, we added four development projects to our stabilized portfolio consisting of four buildings totaling 683,822 square feet of office space in San Diego and San Francisco, California and 193 residential units in Hollywood, California. As of September 30, 2021, the following properties were excluded from our stabilized portfolio. We did not have any active in-process redevelopment properties or properties held for sale at September 30, 2021.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Number of Properties/Projects	Estimated Rentable Square Feet (1)
In-process development projects - tenant improvement (2)	4	2,025,000
In-process development projects - under construction	2	946,000
________________________
(1)Estimated rentable square feet upon completion.
(2)Includes the development property acquired in Austin, Texas during the nine months ended September 30, 2021. Refer to Note 2 “Acquisitions” for additional information.

Our stabilized portfolio also excludes our future development pipeline, which as of September 30, 2021 was comprised of six future development sites, representing approximately 59 gross acres of undeveloped land.

As of September 30, 2021, all of our properties and development projects were owned and all of our business was conducted in the state of California with the exception of nine stabilized office properties, one development project in the tenant improvement phase and one future development project located in the state of Washington, and one development project in the tenant improvement phase located in Austin, Texas. All of our properties and development projects are 100% owned, excluding four office properties owned by three consolidated property partnerships. Two of the three consolidated property partnerships, 100 First Street Member, LLC (“100 First LLC”) and 303 Second Street Member, LLC (“303 Second LLC”), each owned one office property in San Francisco, California through subsidiary REITs. As of September 30, 2021, the Company owned a 56% common equity interest in both 100 First LLC and 303 Second LLC. The third consolidated property partnership, Redwood City Partners, LLC (“Redwood LLC”) owned two office properties in Redwood City, California. As of September 30, 2021, the Company owned an approximate 93% common equity interest in Redwood LLC. The remaining interests in all three property partnerships were owned by unrelated third parties.

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

As of September 30, 2021, the Company owned an approximate 99.0% common general partnership interest in the Operating Partnership. The remaining approximate 1.0% common limited partnership interest in the Operating Partnership as of September 30, 2021 was owned by non-affiliated investors and certain of our executive officers and directors. Both the general and limited common partnership interests in the Operating Partnership are denominated in common units. Generally, the number of common units held by the Company is equivalent to the number of outstanding shares of the Company’s common stock, and the rights of all the common units to quarterly distributions and payments in liquidation mirror those of the Company’s common stockholders. The common limited partners have certain redemption rights as provided in the Operating Partnership’s Seventh Amended and Restated Agreement of Limited Partnership, as amended, the “Partnership Agreement”. With the exception of the Operating Partnership and our consolidated property partnerships, all of our subsidiaries are wholly-owned.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Variable Interest Entities
The Operating Partnership is a variable interest entity (“VIE”) that is consolidated by the Company as the primary beneficiary as the Operating Partnership is a limited partnership in which the common limited partners do not have substantive kick-out or participating rights. At September 30, 2021, the consolidated financial statements of the Company included two VIEs in addition to the Operating Partnership: 100 First LLC and 303 Second LLC. At September 30, 2021, the Company and the Operating Partnership were determined to be the primary beneficiaries of these two VIEs since we had the ability to control the activities that most significantly impact each of the VIEs’ economic performance. As of September 30, 2021, the two VIEs’ total assets, liabilities and noncontrolling interests included on our consolidated balance sheet were approximately $455.9 million (of which $380.6 million related to real estate held for investment), approximately $31.7 million and approximately $186.9 million, respectively. Revenues, income and net assets generated by 100 First LLC and 303 Second LLC may only be used to settle their contractual obligations, which primarily consist of operating expenses, capital expenditures and required distributions.

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

2.    Acquisitions

Operating Property Acquisitions

During the nine months ended September 30, 2021, we acquired the operating property listed below from an unrelated third party. The acquisition was funded with proceeds from the operating property disposition completed during the three months ended March 31, 2021 that were temporarily being held by a qualified intermediary, at our discretion, for the purpose of facilitating a Section 1031 Exchange. See Note 3 “Dispositions” for additional information.

Property	Date of Acquisition	Number of Buildings	Rentable Square Feet	Purchase Price (in millions) (1)
2001 West 8th Avenue, Seattle, WA	September 17, 2021	1	539,226	$490.0
________________________
(1)Excludes acquisition-related costs.

The related assets, liabilities and results of operations of the acquired properties are included in the consolidated financial statements as of the date of acquisition. The following table summarizes the estimated relative fair values of the assets acquired and liabilities assumed as of the date of acquisition, excluding acquisition-related costs:

Total 2021 Operating Property Acquisition
Assets
Land and Improvements	$84,033
Buildings and improvements (1)	370,967
Deferred leasing costs and acquisition-related intangible assets (2)	49,882
Total assets acquired	$504,882
Liabilities
Acquisition-related intangible liabilities (3)	$15,112
Total liabilities assumed	15,112
Net assets and liabilities acquired	$489,770

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

________________________
(1)Represents buildings, building improvements and tenant improvements
(2)Represents in-place leases (approximately $46.5 million with a weighted average amortization period of 2.2 years), leasing commissions (approximately $3.1 million with a weighted average amortization period of 3.1 years) and an above-market lease (approximately $0.3 million with a weighted average amortization period of 8.4 years).
(3)Represents below-market leases (approximately $15.1 million with a weighted average amortization period of 2.4 years).

In addition to the operating property acquisition listed above, in July 2021, we completed the acquisition of the land that was subject to a ground lease underlying our operating property at 601 108th Avenue NE in Bellevue, Washington for $47.0 million. The acquisition was funded with proceeds from the operating property disposition completed during the three months ended March 31, 2021 that were temporarily being held by a qualified intermediary, at our discretion, for the purpose of facilitating a Section 1031 Exchange.

Development Property Acquisitions

During the nine months ended September 30, 2021, we acquired the following development properties in two transactions from unrelated third parties. The acquisitions were funded with the proceeds from the operating property disposition completed during the three months ended March 31, 2021 that were temporarily being held by a qualified intermediary, at our discretion, for the purpose of facilitating a Section 1031 Exchange.

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

3.    Dispositions

Operating Property Dispositions

The following table summarizes the one operating property sold during the nine months ended September 30, 2021:

Property	Month of Disposition	Number of Buildings	Rentable Square Feet	Sales Price (in billions) (1)
1800 Owens Street, San Francisco, CA (The Exchange on 16th)	March	1	750,370	$1.08

___________________________
(1)Represents gross sales price before the impact of broker commissions and closing costs.

The total gain on the sale of the operating property sold during the nine months ended September 30, 2021 was $457.8 million.

4.    Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net consisted of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(in thousands)
Furniture, fixtures and other long-lived assets, net	$41,165	$43,367
Prepaid expenses, acquisition deposits and other assets, net	18,898	10,193
Total prepaid expenses and other assets, net	$60,063	$53,560

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

The following table summarizes the balance and terms of our unsecured revolving credit facility as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(in thousands)
Outstanding borrowings	$—	$—
Remaining borrowing capacity	1,100,000	750,000
Total borrowing capacity (1)	$1,100,000	$750,000
Interest rate (2)	0.98%	1.14%
Facility fee-annual rate (3)	0.200%
Maturity date	July 2025	July 2022
________________________
(1)We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $500.0 million and $600.0 million as of September 30, 2021 and December 31, 2020, respectively, under an accordion feature under the terms of the unsecured revolving credit facility.
(2)Our unsecured revolving credit facility interest rate was calculated based on the contractual rate of LIBOR plus 0.900% and LIBOR plus 1.000% as of September 30, 2021 and December 31, 2020, respectively.
(3)Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of September 30, 2021 and December 31, 2020, $7.8 million and $2.1 million of unamortized deferred financing costs, respectively, which are included in prepaid expenses and other assets, net on our consolidated balance sheets, remained to be amortized through the respective maturity dates presented of our unsecured revolving credit facility.

The Company intends to borrow under the unsecured revolving credit facility from time to time for general corporate purposes, to finance development and redevelopment expenditures, to fund potential acquisitions and to potentially repay long-term debt and to supplement cash balances given uncertainties and volatility in market conditions.

Debt Covenants and Restrictions

The unsecured revolving credit facility, the unsecured senior notes, the Series A and B Notes due 2026, Series A and B Notes due 2027 and 2029, Notes due 2031 and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a minimum fixed-charge coverage ratio, a minimum unsecured debt ratio and a minimum unencumbered asset pool debt service coverage ratio. Noncompliance with one or more of the covenants and restrictions could result in the full principal balance of the associated debt becoming immediately due and payable. We believe we were in compliance with all of our debt covenants as of September 30, 2021.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Debt Maturities

The following table summarizes the stated debt maturities and scheduled amortization payments as of September 30, 2021:

Year	(in thousands)
Remaining 2021	$1,356
2022	5,554
2023 (1)	305,775
2024	431,006
2025	406,246
2026	401,316
Thereafter	2,399,125
Total aggregate principal value (1)(2)	$3,950,378
________________________
(1)Excludes the $450.0 million of 12-year, 2.65% green unsecured senior notes issued in October 2021 and the early redemption of the $300.0 million of 3.80% unsecured senior notes in October 2021. Refer to Note 17 “Subsequent Events” for additional information.
(2)Includes gross principal balance of outstanding debt before the effect of the following at September 30, 2021: $20.0 million of unamortized deferred financing costs for the unsecured senior notes and secured debt and $7.5 million of unamortized discounts for the unsecured senior notes.

Capitalized Interest and Loan Fees

The following table sets forth gross interest expense, including debt discount and deferred financing cost amortization, net of capitalized interest, for the three and nine months ended September 30, 2021 and 2020. The interest expense capitalized was recorded as a cost of development and increased the carrying value of undeveloped land and construction in progress.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Gross interest expense	$39,552	$38,807	$118,257	$111,069
Capitalized interest and deferred financing costs	(23,447)	(19,339)	(58,428)	(61,273)
Interest expense	$16,105	$19,468	$59,829	$49,796

6.    Stockholders’ Equity of the Company

At-The-Market Stock Offering Program

Under our at-the-market stock offering program, which commenced in June 2018, we may offer and sell shares of our common stock having an aggregate gross sales price up to $500.0 million from time to time in “at-the-market” offerings. In connection with our at-the-market program, the Company may enter into forward equity sale agreements with certain financial institutions acting as forward purchasers whereby, at our discretion, the forward purchasers may borrow and sell shares of our common stock under our at-the-market program. The use of a forward equity sale agreement allows the Company to lock in a share price on the sale of shares of our common stock at the time the agreement is executed but defer settling the forward equity sale agreements and receiving the proceeds from the sale of shares until a later date. The Company did not have any outstanding forward equity sale agreements to be settled at September 30, 2021.

Since commencement of our current at-the-market program, we have completed sales of 3,594,576 shares of common stock through September 30, 2021. As of September 30, 2021, we may offer and sell shares of our common stock having an aggregate gross sales price up to approximately $214.2 million under our current at-the-market program. The Company did not complete any sales of common stock under the program during the nine months ended September 30, 2021.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.    Noncontrolling Interests on the Company’s Consolidated Financial Statements

Common Units of the Operating Partnership

The Company owned an approximate 99.0%, 99.0%, and 98.4% common general partnership interest in the Operating Partnership as of September 30, 2021, December 31, 2020 and September 30, 2020, respectively. The remaining approximate 1.0%, 1.0%, and 1.6% common limited partnership interest as of September 30, 2021, December 31, 2020 and September 30, 2020, respectively, was owned by non-affiliated investors and certain of our executive officers and directors in the form of noncontrolling common units. There were 1,150,574, 1,150,574 and 1,931,574 common units outstanding held by these investors, executive officers and directors as of September 30, 2021, December 31, 2020 and September 30, 2020, respectively.

The noncontrolling common units may be redeemed by unitholders for cash. Except under certain circumstances, we, at our option, may satisfy the cash redemption obligation with shares of the Company’s common stock on a one-for-one basis. If satisfied in cash, the value for each noncontrolling common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable redemption date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $77.3 million and $65.4 million as of September 30, 2021 and December 31, 2020, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each noncontrolling common unit in the event of our termination or liquidation. In the event of our termination or liquidation, it is expected in most cases that each common unit would be entitled to a liquidating distribution equal to the liquidating distribution payable in respect of each share of the Company’s common stock.

8.    Partners’ Capital of the Operating Partnership

Common Units Outstanding

The following table sets forth the number of common units held by the Company and the number of common units held by non-affiliated investors and certain of our executive officers and directors in the form of noncontrolling common units as well as the ownership interest held on each respective date:

	September 30, 2021	December 31, 2020	September 30, 2020
Company owned common units in the Operating Partnership	116,461,683	116,035,827	115,247,221
Company owned general partnership interest	99.0%	99.0%	98.4%
Noncontrolling common units of the Operating Partnership	1,150,574	1,150,574	1,931,574
Ownership interest of noncontrolling interest	1.0%	1.0%	1.6%

For further discussion of the noncontrolling common units as of September 30, 2021 and December 31, 2020, refer to Note 7 “Noncontrolling Interests on the Company’s Consolidated Financial Statements.”

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.    Share-Based Compensation

Stockholder Approved Share-Based Incentive Compensation Plan

As of September 30, 2021, we maintained one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan, as amended (the “2006 Plan”). The Company has a currently effective registration statement registering 10.7 million shares of our common stock for possible issuance under our 2006 Plan. As of September 30, 2021, approximately 1.4 million shares were available for grant under the 2006 Plan. The calculation of shares available for grant is presented after taking into account a reserve for a sufficient number of shares to cover the vesting and payment of 2006 Plan awards that were outstanding on that date, including performance-based vesting awards at (i) levels actually achieved for the performance conditions (as defined below) for which the performance period has been completed and (ii) at maximum levels for the other performance and market conditions (as defined below) for awards still in a performance period.

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

2021 Performance-Based RSU Grant

The 2021 Performance-Based RSUs are scheduled to vest at the end of a three year period (consisting of calendar years 2021-2023). A target number of 2021 Performance-Based RSUs were awarded, and the final number of 2021 Performance-Based RSUs that vest (which may be more or less than the target number) will be based upon (1) the achievement of pre-set FFO per share goals for the year ending December 31, 2021 that applies to 100% of the Performance-Based RSUs awarded (the “FFO performance condition”) and (2) a performance measure that applies to 50% of the award based upon a measure of the Company’s average debt to EBITDA ratio for the three year performance period (the “debt to EBITDA ratio performance condition”) and a market measure that applies to the other 50% of the award based upon the relative ranking of the Company’s total stockholder return for the three year performance period compared to the total stockholder returns of an established comparison group of companies over the same period (the “market condition”). The 2021 Performance-Based RSUs are also subject to a three year service vesting provision (the “service vesting condition”) and are scheduled to cliff vest on the date the final vesting percentage is determined following the end of the three year performance period under the awards. The number of 2021 Performance-Based RSUs ultimately earned could fluctuate from the target number of 2021 Performance-Based RSUs granted based upon the levels of achievement for the FFO performance condition, the debt to EBITDA ratio performance condition, the market condition, and the extent to which the service vesting condition is satisfied. The estimate of the number of 2021 Performance-Based RSUs earned is evaluated quarterly during the performance period based on our estimate for each of the performance conditions measured against the applicable goals. During the nine months ended September 30, 2021, we recognized $5.5 million of compensation expense for the 2021 Performance-Based RSU grant. In the event we achieve a lower level of performance or fail to meet the FFO performance condition, we would reverse a portion or all of the $5.5 million of compensation expense. Compensation expense for the 2021 Performance-Based RSU grant is recognized on a straight-line basis over the requisite service period for each participant, which is generally the three year service vesting period, except for one participant whose compensation expense is recognized on a rolling twelve-month basis.

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

The total grant date fair value of the 2021 Performance-Based RSU awards was $10.6 million on the February 18, 2021 grant date of the awards. For the three and nine months ended September 30, 2021, we recorded compensation expense based upon the grant date fair value per share for each component multiplied by the estimated number of RSUs to be earned.

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

2020 and 2019 Performance-Based RSUs

Compensation cost for the 2020 performance-based RSUs for the three and nine months ended September 30, 2021 assumes the 2020 debt to EBITDA ratio performance condition is met at 150% of the target level of achievement (175.0% for one participant). Compensation cost for the 2019 performance-based RSUs for the three and nine months ended September 30, 2021 assumes the 2019 debt to EBITDA ratio performance condition is met at the maximum level of achievement.

Share-Based Compensation Cost Recorded During the Period

The total compensation cost for all share-based compensation programs was $11.5 million and $7.8 million for the three months ended September 30, 2021 and 2020, respectively, and $32.3 million and $30.0 million for the nine months ended September 30, 2021 and 2020, respectively. Share-based compensation costs for the three and nine months ended September 30, 2020 include $0.2 million and $4.5 million, respectively, of accelerated share-based compensation costs related to severance packages, including for an executive officer departure. Of the total share-based compensation costs, $2.4 million and $5.8 million was capitalized as part of real estate assets for the three and nine months ended September 30, 2021 and $1.8 million and $5.7 million was capitalized as part of the real estate assets for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, there was approximately $33.5 million of total unrecognized compensation cost related to nonvested incentive awards granted under share-based compensation arrangements that is expected to be recognized over a weighted-average period of 1.4 years. The remaining compensation cost related to these nonvested incentive awards had been recognized in periods prior to September 30, 2021.

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

The table below sets forth the allocation of rental income between fixed and variable payments and collectability reversals for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Fixed lease payments	$201,324	$197,295	$603,386	$585,257
Variable lease payments	31,479	31,650	89,293	93,059
Net collectability reversals (1)	(2,083)	(1,823)	(2,830)	(14,205)
Total rental income	$230,720	$227,122	$689,849	$664,111
_____________________
(1)Represents adjustments to rental income related to our assessment of the collectability of amounts due under leases with our tenants. For the three and nine months ended September 30, 2020, includes a reduction in revenue of $1.8 million and $14.2 million, respectively, primarily as a result of the COVID-19 pandemic. Excludes the recognition of deferred rent balances associated with tenants restored from a cash basis of revenue recognition to an accrual basis to revenue recognition, which totaled $0.7 million for the three and nine months ended September 30, 2021. These amounts are included in fixed lease payments in the table above.

We have operating leases with tenants that expire at various dates through 2044. Generally, the leases grant tenants renewal options. Future contractual minimum rent under operating leases, which includes amounts contractually due from leases that are on a cash basis of reporting due to creditworthiness considerations, as of September 30, 2021 for future periods is summarized as follows:

Year Ending	(in thousands)
Remaining 2021	$183,829
2022	793,774
2023	788,425
2024	748,393
2025	701,749
2026	656,632
Thereafter	2,724,202
Total (1)	$6,597,004
_____________________
(1)Excludes residential leases and leases with a term of one year or less.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.    Commitments and Contingencies

General

As of September 30, 2021, we had commitments of approximately $980.1 million, excluding our ground lease commitments, for contracts and executed leases directly related to our operating and development properties.

Ground Leases

The following table summarizes our properties that are held subject to long-term noncancellable ground lease obligations as of September 30, 2021 and the respective contractual expiration dates:

Property	Contractual Expiration Date (1)
701, 801 and 837 N. 34th Street, Seattle, WA (2)	December 2041
1701 Page Mill Road and 3150 Porter Drive, Palo Alto, CA	December 2067
Kilroy Airport Center Phases I, II, and III, Long Beach, CA	July 2084
3243 S. La Cienega Boulevard, Los Angeles, CA	October 2106
200 W. 6th St. Austin, TX (3)	December 2112
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
(3)    We entered into this ground lease in connection with a development property acquisition in June 2021. Refer to Note 2 “Acquisitions” for additional information.

To determine the discount rates used to calculate the present value of the minimum future lease payments for our ground leases, we used a hypothetical curve derived from unsecured corporate borrowing rates over the lease term. The weighted average discount rate used to determine the present value of our minimum lease payments was 4.65%. As of September 30, 2021, the weighted average remaining lease term of our ground leases is 65 years. For the three months ended September 30, 2021 and 2020, variable lease costs totaling $0.8 million and $0.7 million, respectively, were recorded to ground lease expense on our consolidated statements of operations. For the nine months ended September 30, 2021 and 2020, variable lease costs totaling $1.7 million and $2.4 million, respectively, were recorded to ground lease expense on our consolidated statements of operations.

The minimum commitment under our ground leases as of September 30, 2021 for future periods is summarized as follows:

Year Ending	(in thousands)
Remaining 2021	$1,602
2022	6,441
2023	6,496
2024	6,531
2025	6,567
2026	6,604
Thereafter	373,943
Total undiscounted cash flows (1)(2)(3)(4)(5)(6)	408,184
Present value discount	(282,508)
Ground lease liabilities	$125,676
________________________
(1)Excludes contingent future rent payments based on gross income or adjusted gross income and reflects the minimum ground lease obligations before the impact of ground lease extension options.
(2)One of our ground lease obligations is subject to a fair market value adjustment every five years; however, the lease includes ground rent subprotection and infrastructure rent credits, which currently limit our annual rental obligations to $1.0 million. The contractual obligations for that ground lease included above assumes the lesser of $1.0 million or annual lease rental obligation in effect as of September 30, 2021.
(3)One of our ground lease obligations is subject to a fair market value adjustment every five years based on a combination of CPI adjustments and third-party appraisals limited to maximum increases annually. The contractual obligations for that lease included above assume the current annual ground lease obligation in effect at September 30, 2021 for the remainder of the lease term since we cannot predict future adjustments.
(4)One of our ground lease obligations includes a component that is based on the percentage of adjusted gross income that exceeds the minimum ground rent. The minimum rent is subject to increases every ten years by an amount equal to 60% of the average annual percentage rent for the previous three years. The contractual obligations for this lease included above assume the current annual ground lease obligation in effect at September 30, 2021 for the remainder of the lease term since we cannot predict future adjustments.
(5)One of our ground lease obligations is subject to fixed 5% ground rent increases every five years, with the next increase occurring on December 1, 2022.
(6)One of our ground lease obligations is subject to fixed 2% ground rent increases every year, with ground rent resets occurring every ten years based on CPI. The contractual obligations for that lease included above assume increases for the remaining current ten-year period based on the current annual ground lease obligation in effect at September 30, 2021 and no subsequent changes for the remainder of the lease term since we cannot predict future CPI adjustments.

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

As of September 30, 2021, we had accrued environmental remediation liabilities of approximately $77.2 million recorded on our consolidated balance sheets in connection with certain of our in-process and future development projects. The accrued environmental remediation liabilities represent the remaining costs we estimate we will incur prior to and during the development process at various development acquisition sites. These estimates, which we developed with the assistance of third party experts, consist primarily of the removal of contaminated soil, performing environmental closure activities, constructing remedial systems and other related costs since we are required to dispose of any existing contaminated soil and sometimes perform other environmental closure or remedial activities when we develop new buildings at these sites.

We record estimated environmental remediation obligations for acquired properties at the acquisition date when we are aware of such costs and when such costs are probable of being incurred and can be reasonably estimated. Estimated costs related to development environmental remediation liabilities are recorded as an increase to the cost of the development project. Actual costs are recorded as a decrease to the liability when incurred. These accruals are adjusted as an increase or decrease to the development project costs and as an increase or decrease to the accrued environmental remediation liability if we obtain further information or circumstances change. The environmental remediation obligations recorded at September 30, 2021 were not discounted to their present values since the amount and timing of cash payments are not fixed. It is possible that we could incur additional environmental remediation costs in connection with these development projects.  However, potential additional environmental costs for these development projects cannot be reasonably estimated at this time and certain changes in estimates could occur as the site conditions, final project timing, design elements, actual soil conditions and other aspects of the projects, which may depend upon municipal and other approvals beyond the control of the Company, are determined.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.    Fair Value Measurements and Disclosures

Assets and Liabilities Reported at Fair Value

The only assets we record at fair value on our consolidated financial statements are the marketable securities related to our Deferred Compensation Plan. The following table sets forth the fair value of our marketable securities as of September 30, 2021 and December 31, 2020:

	Fair Value (Level 1) (1)
	September 30, 2021	December 31, 2020
Description	(in thousands)
Marketable securities (2)	$27,285	$27,481
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

The following table sets forth the net gain on marketable securities recorded during the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Description	(in thousands)		(in thousands)
Net gain on marketable securities	$887	$1,658	$3,453	$1,094

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our other financial instruments as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
	(in thousands)
Liabilities
Secured debt, net	$249,690	$275,498	$253,582	$282,559
Unsecured debt, net	$3,673,183	$4,039,411	$3,670,099	$4,089,339
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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.    Net Income Available to Common Stockholders Per Share of the Company

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted per-share computations for net income available to common stockholders for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except share and per share amounts)
Numerator:
Net income available to common stockholders	$47,028	$49,028	$580,498	$108,463
Allocation to participating securities (1)	(388)	(572)	(1,124)	(1,657)
Numerator for basic and diluted net income available to common stockholders	$46,640	$48,456	$579,374	$106,806
Denominator:
Basic weighted average vested shares outstanding	116,456,796	115,226,324	116,418,113	112,405,817
Effect of dilutive securities	505,884	441,333	476,321	470,058
Diluted weighted average vested shares and common stock equivalents outstanding	116,962,680	115,667,657	116,894,434	112,875,875
Basic earnings per share:
Net income available to common stockholders per share	$0.40	$0.42	$4.98	$0.95
Diluted earnings per share:
Net income available to common stockholders per share	$0.40	$0.42	$4.96	$0.95
________________________
(1)Participating securities include certain time-based RSUs and vested market measure-based RSUs.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common shares, including stock options, RSUs and other securities are considered in our diluted earnings per share calculation for the three and nine months ended September 30, 2021 and 2020. Certain market measure-based RSUs are not included in dilutive securities for the three and nine months ended September 30, 2021 and 2020, as not all performance metrics had been met by the end of the applicable reporting periods. See Note 9 “Share-Based Compensation” for additional information regarding share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.    Net Income Available to Common Unitholders Per Unit of the Operating Partnership

The following table reconciles the numerator and denominator in computing the Operating Partnership’s basic and diluted per-unit computations for net income available to common unitholders for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except unit and per unit amounts)
Numerator:
Net income available to common unitholders	$47,488	$49,728	$586,198	$109,955
Allocation to participating securities (1)	(388)	(572)	(1,124)	(1,657)
Numerator for basic and diluted net income available to common unitholders	$47,100	$49,156	$585,074	$108,298
Denominator:
Basic weighted average vested units outstanding	117,607,370	117,158,160	117,568,687	114,394,706
Effect of dilutive securities	505,884	441,333	476,321	470,058
Diluted weighted average vested units and common unit equivalents outstanding	118,113,254	117,599,493	118,045,008	114,864,764
Basic earnings per unit:
Net income available to common unitholders per unit	$0.40	$0.42	$4.98	$0.95
Diluted earnings per unit:
Net income available to common unitholders per unit	$0.40	$0.42	$4.96	$0.94
________________________
(1)Participating securities include certain time-based RSUs and vested market measure-based RSUs.

    Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common units, including stock options, RSUs and other securities are considered in our diluted earnings per share calculation for the three and nine months ended September 30, 2021 and 2020. Certain market measure-based RSUs are not included in dilutive securities for the three and nine months ended September 30, 2021 and 2020, as not all performance metrics had been met by the end of the applicable reporting periods. See Note 9 “Share-Based Compensation” for additional information regarding share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.    Supplemental Cash Flow Information of the Company

Supplemental cash flow information follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $55,423 and $58,405 as of September 30, 2021 and 2020, respectively	$47,832	$35,898
Cash paid for amounts included in the measurement of ground lease liabilities	$4,939	$4,686
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development properties	$79,891	$154,253
Tenant improvements funded directly by tenants	$8,179	$9,118
Assumption of accrued liabilities in connection with acquisitions (Notes 2 and 11)	$37,572	$—
Initial measurement of operating right of use ground lease assets (Notes 2 and 11)	$46,430	$—
Initial measurement of operating ground lease liabilities (Notes 2 and 11)	$46,430	$—
NON-CASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders (Note 17)	$61,845	$59,416
Exchange of common units of the Operating Partnership into shares of the Company’s common stock	$—	$3,972

The following is a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$731,991	$60,044
Restricted cash at beginning of period	91,139	16,300
Cash and cash equivalents and restricted cash at beginning of period	$823,130	$76,344

Cash and cash equivalents at end of period	$348,417	$849,009
Restricted cash at end of period	13,042	16,300
Cash and cash equivalents and restricted cash at end of period	$361,459	$865,309

16.    Supplemental Cash Flow Information of the Operating Partnership:

Supplemental cash flow information follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $55,423 and $58,405 as of September 30, 2021 and 2020, respectively	$47,832	$35,898
Cash paid for amounts included in the measurement of ground lease liabilities	$4,939	$4,686
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development properties	$79,891	$154,253
Tenant improvements funded directly by tenants	$8,179	$9,118
Assumption of accrued liabilities in connection with acquisitions (Notes 2 and 11)	$37,572	$—
Initial measurement of operating right of use ground lease assets (Notes 2 and 11)	$46,430	$—
Initial measurement of operating ground lease liabilities (Notes 2 and 11)	$46,430	$—
NON-CASH FINANCING TRANSACTIONS:
Accrual of distributions payable to common unitholders (Note 17)	$61,845	$59,416

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$731,991	$60,044
Restricted cash at beginning of period	91,139	16,300
Cash and cash equivalents and restricted cash at beginning of period	$823,130	$76,344

Cash and cash equivalents at end of period	$348,417	$849,009
Restricted cash at end of period	13,042	16,300
Cash and cash equivalents and restricted cash at end of period	$361,459	$865,309

17.    Subsequent Events

On October 7, 2021, the Operating Partnership issued $450.0 million aggregate principal amount of green unsecured senior notes in a registered public offering. The unsecured senior notes, which are scheduled to mature on November 15, 2033, require semi-annual interest payments each May and November based on a stated annual interest rate of 2.650%. On October 25, 2021, the Company used a portion of the net proceeds from the issuance of the $450.0 million, 2.650% green unsecured senior notes to early redeem, at our option, the $300.0 million aggregate principal amount of our outstanding 3.800% unsecured senior notes that were scheduled to mature on January 15, 2023. In connection with the early redemption, we incurred a $12.4 million loss on early extinguishment of debt comprised of an $12.1 million premium paid to the note holders at the redemption date and a $0.3 million write-off of the unamortized discount and unamortized deferred financing costs.

On October 13, 2021, aggregate dividends, distributions and dividend equivalents of $61.8 million were paid to common stockholders, common unitholders and RSU holders of record on September 30, 2021.

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

Overview and Background

We are a self-administered REIT active in premier office, life science and mixed-use submarkets in the United States. We own, develop, acquire and manage real estate assets, consisting primarily of Class A properties in Greater Los Angeles, San Diego County, the San Francisco Bay Area, the Pacific Northwest and Austin, Texas, which we believe have strategic advantages and strong barriers to entry. We own our interests in all of our real properties through the Operating Partnership and generally conduct substantially all of our operations through the Operating Partnership. We owned an approximate 99.0%, 99.0%, and 98.4% general partnership interest in the Operating Partnership as of September 30, 2021, December 31, 2020 and September 30, 2020. As of September 30, 2021, all of our properties are held in fee except for the fourteen office buildings that are held subject to long-term ground leases for the land.

COVID-19 Response

In accordance with local and state government guidance and social distancing recommendations, the majority of our employees worked remotely beginning in March 2020. Our employees began transitioning back to the office during the three months ended March 31, 2021 and by June 30, 2021, all of our employees had returned to our offices on a full-time basis.

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

For the nine months ended September 30, 2021, our collections of gross rent billings were consistent with our 2020 collections. Gross rent billings represents the total contractual base rent (including tenant direct-billed parking) and CAM billings before any COVID-19 related rent concessions for the three months ended September 30, 2021. We are continuing to monitor the potential impact of the COVID-19 pandemic, and restrictions intended to prevent its spread, on occupancy, rental rates and rent collections. Although we are and will continue to be actively engaged in rent collection efforts related to uncollected rent for such period, as well as working with certain tenants who have requested rent deferrals, we can provide no assurance that such efforts or our efforts in future periods will be successful, particularly in the event that the COVID-19 pandemic, and restrictions intended to prevent its spread, continue for a prolonged period. Despite growing vaccination rates, we believe COVID-19 will continue to impact the normal operations of our tenants. The continued impact of the pandemic on our and our tenants’ businesses is largely dependent on efforts to stem the spread of COVID-19, including governmental efforts to distribute vaccines and overall vaccination rates in the areas in which we own properties and/or have development projects. Refer to “Part I, Item IA. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2020 for additional information about the potential impact of the COVID-19 pandemic, and restrictions intended to prevent its spread, on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders.

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

Consistent with 2020, our development portfolio was largely unaffected by the COVID-19 pandemic during the nine months ended September 30, 2021; however, the COVID-19 pandemic, and future restrictions intended to prevent its spread if case rates surge again, may cause delays or increase costs associated with building materials or construction services necessary for construction which could adversely impact our ability to continue or complete construction as planned, on budget or at all for our development projects, and may delay the start of construction on our future development pipeline projects. Refer to “Part I, Item IA. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2020 for additional information about the potential impact of the COVID-19 pandemic, and restrictions intended to prevent its spread, on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders.

Stabilized Development Projects

During the nine months ended September 30, 2021, we completed and added the following projects to our stabilized portfolio:

•9455 Towne Centre Drive, University Towne Center, San Diego, California. In March 2019, we commenced construction on this project, which totals approximately 160,444 square feet of office space at a total estimated investment of $95.0 million. The project is 100% leased to a global technology company. We completed construction and commenced revenue recognition during the three months ended March 31, 2021.

•12860 El Camino Real (One Paseo - Office Building 1), Del Mar, San Diego, California. We commenced construction on the office component of this project in December 2018. We completed construction on this building, which encompasses 92,042 square feet of office space at a total estimated investment of $65.0 million in June 2020. At September 30, 2021, the building was 100% leased and we had commenced revenue recognition on approximately 82% of the building.

•12830 El Camino Real (One Paseo - Office Building 2), Del Mar, San Diego, California. We commenced construction on the office component of this project in December 2018. We completed construction on this building, which encompasses 196,444 square feet of office space at a total estimated investment of $145.0 million in June 2020. At September 30, 2021, the building was 100% leased and we had commenced revenue recognition on approximately 89% of the project.

•Jardine, Hollywood, California. We commenced construction on the residential component of this project in December 2018, which encompasses 193 residential units at a total estimated investment of $185.0 million. We completed construction and commenced revenue recognition during the three months ended June 30, 2021.

•350 Oyster Point Boulevard (Kilroy Oyster Point - Phase 1), South San Francisco, California. In March 2019, we commenced construction on Phase 1 of this 39-acre life science campus situated on the waterfront in South San Francisco. This building represents the first of three buildings in Phase 1 of the project and encompasses 234,892 square feet of office space at a total estimated investment of $215.0 million. This building is 100% leased to one tenant. We completed construction on this first building during September 2021 and commenced revenue recognition on October 1, 2021.

In-Process Development Projects - Tenant Improvement

As of September 30, 2021, the following projects were in the tenant improvement phase:

•333 Dexter, South Lake Union, Seattle, Washington. We commenced construction on this project in June 2017. This project encompasses approximately 635,000 square feet of office space at a total estimated investment of $410.0 million and 100% of the project is leased to a global technology company. In June 2020, we completed construction and commenced revenue recognition on the first phase of the project, representing approximately 49% of the project. The remaining two phases are currently expected to reach stabilization in the second half of 2022.

•352 and 354 Oyster Point Boulevard (Kilroy Oyster Point - Phase 1), South San Francisco, California. In March 2019, we commenced construction on Phase 1 of this 39-acre life science campus situated on the waterfront in South San Francisco. We completed construction on the first building (350 Oyster Point Boulevard) during September 2021, as noted above. These two remaining buildings encompass approximately 421,000 square feet of office space at a total estimated investment of $355.0 million and are 100% leased to one tenant. We currently expect this project to reach stabilization in the fourth quarter of 2021.

•2100 Kettner, Little Italy, San Diego, California. We commenced construction on this project in September 2019. This project is comprised of approximately 235,000 square feet of office space for a total estimated investment of $140.0 million. We currently expect this project to reach stabilization in the third quarter of 2022.

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

In-Process Development Projects - Under Construction

As of September 30, 2021, we had two projects in our in-process development pipeline that were under construction:

•Kilroy Oyster Point (Phase 2), South San Francisco, California. In June 2021, we commenced construction on Phase 2 of this 39-acre life science campus situated on the waterfront in South San Francisco. The second phase encompasses approximately 875,000 square feet of office space across three buildings at a total estimated investment of $940.0 million.

•9514 Towne Centre Drive, University Towne Center, San Diego, California. In September 2021, we commenced construction on this project, which is comprised of 71,000 square feet of office space at a total estimated investment of $60.0 million. The building is 100% leased.

Committed Redevelopment

As of September 30, 2021, we had three projects that were committed for redevelopment in phases based on existing lease expiration dates and timing of tenant improvement build-outs:

•12340 El Camino Real, Del Mar, San Diego, California. We plan to redevelop this property, comprised of approximately 96,000 square feet, in phases, beginning in the fourth quarter of 2021 for life science use. We expect to complete redevelopment of the project in the third quarter of 2022 with total estimated redevelopment costs of $40.0 million, inclusive of the depreciated basis of the building. The project is 100% leased to a life science tenant.

•12400 High Bluff Drive, Del Mar, San Diego, California. We executed a lease with a life science tenant for 182,000 square feet of this property, of which we plan to redevelop approximately 144,000 square feet, beginning in the first quarter of 2022. We expect to complete redevelopment of the project in the third quarter of 2022 with total estimated redevelopment costs of $50.0 million, inclusive of 66% of the depreciated basis of the building.

•4690 Executive Drive, University Towne Center, San Diego, California. We plan to redevelop this property, comprised of approximately 52,000 square feet, in phases, beginning in the second quarter of 2022 for life science use. We expect to complete redevelopment of the project in the third quarter of 2023 with total estimated redevelopment costs of $25.0 million, inclusive of the depreciated basis of the building. The project is 100% leased to a life science tenant.

Future Development Pipeline

As of September 30, 2021, our future development pipeline included six future projects located in Greater Seattle, the San Francisco Bay Area and San Diego County with an aggregate cost basis of approximately $1.0 billion at which we believe we could develop more than 5.5 million rentable square feet for a total estimated investment of approximately $5.0 billion to $7.0 billion, depending on successfully obtaining entitlements and market conditions.

The following table sets forth information about our future development pipeline.

Future Development Pipeline	Location	Approx. Developable Square Feet (1)	Total Costs as of 9/30/2021 ($ in millions) (2)

San Diego County
Santa Fe Summit – Phases 2 and 3	56 Corridor	600,000 - 650,000	$85.4
2045 Pacific Highway	Little Italy	275,000	48.2
Kilroy East Village	East Village	TBD	60.9
San Francisco Bay Area
Kilroy Oyster Point - Phases 3 and 4	South San Francisco	875,000 - 1,000,000	217.1
Flower Mart	SOMA	2,300,000	454.8
Greater Seattle
SIX0 - Office & Residential	Denny Regrade	925,000	151.3
TOTAL:			$1,017.7

________________________
(1)The developable square feet and scope of projects could change materially from estimated data provided due to one or more of the following: any significant changes in the economy, market conditions, our markets, tenant requirements and demands, construction costs, new supply, regulatory and entitlement processes or project design.
(2)Represents cash paid and costs incurred, including accrued liabilities in accordance with GAAP, as of September 30, 2021.

Fluctuations in our development activities could cause fluctuations in the average development asset balances qualifying for interest and other carrying cost and internal cost capitalization in future periods. During the three and nine months ended September 30, 2021, we capitalized interest on in-process development projects and future development pipeline projects with an average aggregate cost basis of approximately $2.3 billion and $2.0 billion, respectively, as it was determined these projects qualified for interest and other carrying cost capitalization under GAAP. During the three and nine months ended September 30, 2020, we capitalized interest on in-process development projects and future development pipeline projects with an average aggregate cost basis of approximately $1.9 billion and $2.1 billion, respectively, as it was determined these projects qualified for interest and other carrying cost capitalization under GAAP. In the event of an extended cessation of development activities, such projects may potentially no longer qualify for capitalization of interest or other carrying costs. However, a cessation of development activities caused by events outside of our control, such as those as a result of government restrictions aimed at stopping the spread of COVID-19, would not impact our ability to capitalize interest and other carrying costs. For the three and nine months ended September 30, 2021, we capitalized $23.4 million and $58.4 million, respectively, of interest to our qualifying development projects. For the three and nine months ended September 30, 2020, we capitalized $19.3 million and $61.3 million, respectively, of interest to our qualifying development projects. For the three and nine months ended September 30, 2021, we capitalized $5.5 million and $15.9 million, respectively, of internal costs to our qualifying development projects. For the three and nine months ended September 30, 2020, we capitalized $5.1 million and $16.4 million, respectively, of internal costs to our qualifying development projects.

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

In connection with our capital recycling strategy, during the nine months ended September 30, 2021, we completed the sale of one operating property in San Francisco, California to an unaffiliated third party for gross proceeds of $1.08 billion, or approximately $1,440 per square foot. The proceeds from the sale were used to fund the acquisition of one operating property, the land underlying a historical ground lease, and two development properties totaling $1.16 billion. The timing of any potential future disposition or strategic venture transactions will depend on market conditions and other factors, including but not limited to our capital needs, the availability of financing for potential buyers (which has been and may continue to be constrained for some potential buyers due to the ongoing COVID-19 pandemic’s impact on economic and market conditions, including the financial markets), and our ability to defer some or all of the taxable gains on the sales. We cannot assure that we will dispose of any additional properties, enter into any additional strategic ventures, or that we will be able to identify and complete the acquisition of a suitable replacement property to effect a Section 1031 Exchange or be able to use other tax deferred structures in connection with our strategy. See the “Liquidity and Capital Resources of the Operating Partnership – Liquidity Sources” section for further information.

Acquisitions. During the nine months ended September 30, 2021, we acquired one operating property, the land underlying a historical ground lease and two development properties in four transactions for a total cash purchase price of $1.16 billion. As part of our growth strategy, which is highly dependent on market conditions and business cycles, among other factors, we continue to evaluate strategic opportunities and remain a disciplined buyer of development and redevelopment opportunities as well as value-add and strategic operating properties and land.  We focus on growth opportunities primarily in markets populated by knowledge and creative-based tenants in a variety of industries, including technology, media, healthcare, life sciences, entertainment and professional services.  Against the backdrop of market volatility, we expect to manage a strong balance sheet, execute on our development program and selectively evaluate opportunities that we believe have the potential to either add immediate Net Operating Income to our portfolio or play a strategic role in our future growth.

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

As of September 30, 2021, there was approximately $33.5 million of total unrecognized compensation cost related to outstanding nonvested RSUs issued under share-based compensation arrangements. Those costs are expected to be recognized over a weighted-average period of 1.4 years. The ultimate amount of compensation cost recognized related to outstanding nonvested RSUs issued under share-based compensation arrangements may vary for performance-based RSUs that are still in the performance period based on performance against applicable performance-based vesting goals. The $33.5 million of unrecognized compensation cost does not reflect the future compensation cost for any potential share-based awards that may be issued subsequent to September 30, 2021. For additional information regarding our equity incentive awards, see Note 9 “Share-Based Compensation” to our consolidated financial statements included in this report.

Information on Leases Commenced and Executed

Leasing Activity and Changes in Rental Rates. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following tables set forth certain information regarding leasing activity for our stabilized portfolio during the three and nine months ended September 30, 2021.

For Leases Commenced

	1st & 2nd Generation (1)(2)					2nd Generation (1)(2)
	Number of Leases (3)		Rentable Square Feet (3)		Retention Rates (4)	TI/LC per Sq. Ft. (5)	TI/LC per Sq. Ft. / Year	Changes in Rents (6)(7)	Changes in Cash Rents (8)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Three Months Ended September 30, 2021	11	11	360,877	77,160	25.0%	$28.38	$5.08	53.7%	32.5%	67
Nine Months Ended September 30, 2021	33	32	955,173	283,431	34.8%	$64.05	$9.85	54.1%	31.8%	78

For Leases Executed (9)

	1st & 2nd Generation (1)(2)				2nd Generation (1)(2)
	Number of Leases (3)		Rentable Square Feet (3)		TI/LC per Sq. Ft. (5)	TI/LC per Sq. Ft. / Year	Changes in Rents (6)(7)	Changes in Cash Rents (8)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Three Months Ended September 30, 2021	14	11	382,338	77,160	$44.77	$10.33	24.4%	8.3%	52
Nine Months Ended September 30, 2021	33	32	580,930	283,431	$33.84	$7.96	21.2%	7.1%	51

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
(7)Excludes commenced and executed leases of approximately 284,746 rentable square feet for the three months ended September 30, 2021 and commenced and executed leases of approximately 507,581 rentable square feet for the nine months ended September 30, 2021, for which the space was vacant longer than one year or being leased for the first time. Space vacant for more than one year is excluded from our change in rents calculations to provide a more meaningful market comparison.
(8)Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. Excludes leases for which the space was vacant longer than one year or vacant when the property was acquired.
(9)During the three months ended September 30, 2021, 12 new leases totaling 361,010 rentable square feet were signed but not commenced as of September 30, 2021. During the nine months ended September 30, 2021, 17 new leases totaling 441,407 rentable square feet were signed but not commenced as of September 30, 2021.

Our rental rates and occupancy are impacted by general economic conditions, including the pace of regional economic growth and access to capital. Therefore, we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current market rates. In addition, due to the relatively low level of recent transaction volume in our markets as a result of the COVID-19 pandemic, we are currently unable to provide meaningful information on the weighted average cash rental rates for our total stabilized portfolio compared to current market rates at September 30, 2021.

As restrictions intended to prevent the spread of COVID-19 began to be lifted during the nine months ended September 30, 2021, we started to see an increase in prospective tenant tours and inquiries and leasing activity as compared to 2020 levels. While we do not believe that our development leasing and ability to renew leases scheduled to expire has been significantly impacted by the COVID-19 pandemic, we do believe that the impact of the restrictions and social distancing guidelines and the economic uncertainty caused by the COVID-19 pandemic has impacted the timing and volume of leasing and may continue to do so in the future, particularly if case rates surge again. Additionally, decreased demand, increased competition (including sublease space available from our tenants) and other negative trends or unforeseeable events that impair our ability to timely renew or re-lease space could have further negative effects on our future financial condition, results of operations, and cash flows.

Scheduled Lease Expirations. The following tables set forth certain information regarding our lease expirations for our stabilized portfolio for the remainder of 2021 and the next five years and by region for the remainder of 2021 and in 2022.

Lease Expirations (1)

Year of Lease Expiration	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (2)(3)	% of Total Annualized Base Rent (2)	Annualized Base Rent per Sq. Ft. (2)
				(in thousands)
Remainder of 2021	15	133,960	1.0%	$6,706	0.9%	$50.06
2022 (4)	72	930,672	6.8%	33,708	4.6%	36.22
2023	78	1,546,652	11.3%	78,272	10.8%	50.61
2024	65	1,018,534	7.5%	48,557	6.7%	47.67
2025	58	773,619	5.7%	36,659	5.1%	47.39
2026	47	1,809,788	13.3%	82,946	11.4%	45.83
Total	335	6,213,225	45.6%	$286,848	39.5%	$46.17

Year	Region	# of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (2)(3)	% of Total Annualized Base Rent (2)	Annualized Rent per Sq. Ft. (2)
2021	Greater Los Angeles	12	65,635	0.5%	$2,593	0.4%	$39.51
	San Diego County	1	6,112	—%	188	—%	30.76
	San Francisco Bay Area	1	60,941	0.5%	3,867	0.5%	63.45
	Greater Seattle	1	1,272	—%	58	—%	45.60
	Total	15	133,960	1.0%	$6,706	0.9%	$50.06

2022 (4)	Greater Los Angeles	50	445,866	3.3%	$18,784	2.6%	$42.13
	San Diego County	12	357,480	2.5%	9,271	1.3%	25.93
	San Francisco Bay Area	5	50,108	0.4%	3,180	0.4%	63.46
	Greater Seattle	5	77,218	0.6%	2,473	0.3%	32.03
	Total	72	930,672	6.8%	$33,708	4.6%	$36.22
________________________
(1)For leases that have been renewed early with existing tenants, the expiration date and annualized base rent information presented takes into consideration the renewed lease terms. Excludes leases not commenced as of September 30, 2021, space leased under month-to-month leases, storage leases, vacant space and future lease renewal options not executed as of September 30, 2021.
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
(4)Adjusting for leases executed as of September 30, 2021 but not yet commenced, the 2022 expirations would be reduced by 199,314 square feet.

In addition to the 1.3 million rentable square feet, or 8.5%, of currently available space in our stabilized portfolio, leases representing approximately 1.0% and 6.8% of the occupied square footage of our stabilized portfolio are scheduled to expire during the remainder of 2021 and in 2022, respectively. The leases scheduled to expire during the remainder of 2021 and in 2022 represent approximately 1.1 million rentable square feet or 5.5% of our total annualized base rental revenue. Adjusting for leases executed as of September 30, 2021 but not yet commenced, the remaining 2022 expirations would be 731,358 square feet.
Sublease Space.  Of our leased space as of September 30, 2021, approximately 1,346,017 rentable square feet, or 8.9% of the square footage in our stabilized portfolio, was available for sublease, primarily in the San Francisco Bay Area region. Of the 8.9% of available sublease space in our stabilized portfolio as of September 30, 2021, approximately 6.1% was vacant space, and the remaining 2.8% was occupied. Of the approximately 1,346,017 rentable square feet available for sublease as of September 30, 2021, approximately 2,861 rentable square feet representing one lease is scheduled to expire in 2021, and approximately 47,136 rentable square feet representing 7 leases are scheduled to expire in 2022.

Stabilized Portfolio Information

As of September 30, 2021, our stabilized portfolio was comprised of 121 office properties encompassing an aggregate of approximately 15.2 million rentable square feet and 1,001 residential units. Our stabilized portfolio includes all of our properties with the exception of development properties currently committed for construction, under construction, or in the tenant improvement phase, undeveloped land and real estate assets held for sale. We define redevelopment properties as properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We define properties in the tenant improvement phase as office and life science properties that we are developing or redeveloping where the project has reached cold shell condition and is ready for tenant improvements, which may require additional major base building construction before being placed in service. Projects in the tenant improvement phase are added to our stabilized portfolio once the project reaches the earlier of 95% occupancy or one year from the date of the cessation of major base building construction activities. Costs capitalized to construction in progress for development and redevelopment properties are transferred to land and improvements, buildings and improvements, and deferred leasing costs on our consolidated balance sheets as the historical cost of the property as the projects or phases of projects are placed in service.

We did not have any active in-process redevelopment or held for sale properties at September 30, 2021. Our stabilized portfolio also excludes our future development pipeline, which as of September 30, 2021 was comprised of six potential development sites, representing approximately 59 gross acres of undeveloped land on which we believe we have the potential to develop more than 5.5 million rentable square feet, depending upon economic conditions.

As of September 30, 2021, the following properties were excluded from our stabilized portfolio:

	Number of Properties/Projects	Estimated Rentable Square Feet (1)
In-process development projects - tenant improvement (2)	4	2,025,000
In-process development projects - under construction	2	946,000
________________________
(1)Estimated rentable square feet upon completion.
(2)Includes the development property acquired in Austin, Texas during the nine months ended September 30, 2021. Refer to Note 2 “Acquisitions” to our consolidated financial statements included in this report for additional information.

The following table reconciles the changes in the rentable square feet in our stabilized office portfolio of operating properties from September 30, 2020 to September 30, 2021:

	Number of Buildings	Rentable Square Feet
Total as of September 30, 2020	114	14,329,607
Acquisitions	1	539,226
Completed development properties placed in-service	8	1,045,210
Dispositions	(2)	(837,517)
Remeasurement	—	122,652
Total as of September 30, 2021 (1)	121	15,199,178
________________________
(1)Includes four properties owned by consolidated property partnerships (see Note 1 “Organization, Ownership and Basis of Presentation” to our consolidated financial statements included in this report for additional information).

Occupancy Information

The following table sets forth certain information regarding our stabilized portfolio:

Region	Number of Buildings	Rentable Square Feet	Occupancy at (1)
			9/30/2021	6/30/2021	12/31/2020
Greater Los Angeles	55	4,436,201	86.4%	86.7%	88.1%
San Diego County	25	2,618,951	91.8%	91.0%	85.2%
San Francisco Bay Area	32	5,762,614	93.0%	94.7%	94.5%
Greater Seattle	9	2,381,412	97.2%	96.5%	94.7%
Total Stabilized Office Portfolio	121	15,199,178	91.5%	91.8%	91.2%

	Average Occupancy
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stabilized Office Portfolio (1)	91.7%	92.3%	91.7%	92.9%
Same Store Portfolio (2)	91.3%	91.9%	91.2%	92.6%
Residential Portfolio (3)	79.9%	85.0%	74.0%	87.8%
________________________
(1)Occupancy percentages reported are based on our stabilized office portfolio as of the end of the period presented and exclude occupancy percentages of properties held for sale. Represents physical and economic occupancy.
(2)Occupancy percentages reported are based on office properties owned and stabilized as of January 1, 2020 and still owned and stabilized as of September 30, 2021 and exclude our residential portfolio. See discussion under “Results of Operations” for additional information.
(3)Our residential portfolio consists of our 200-unit residential tower and 193-unit Jardine project in Hollywood, California and 608 residential units at our One Paseo mixed-use project in Del Mar, California.

Significant Tenants

The following table sets forth information about our 15 largest tenants based upon annualized base rental revenues, as defined below, as of September 30, 2021.

Tenant Name	Region	Annualized Base Rental Revenue (1) (2)	Rentable Square Feet	Percentage of Total Annualized Base Rental Revenue	Percentage of Total Rentable Square Feet	Year(s) of Lease Expiration
		(in thousands)
GM Cruise, LLC	San Francisco Bay Area	$36,337	374,618	4.9%	2.4%	2031
Amazon.com	Greater Seattle	33,800	780,757	4.6%	5.0%	2023 / 2029 / 2030
LinkedIn Corporation / Microsoft Corporation	San Francisco Bay Area	29,752	663,460	4.0%	4.3%	2024 / 2026
Adobe Systems, Inc.	San Francisco Bay Area / Greater Seattle	27,897	517,314	3.8%	3.3%	2027 / 2031
salesforce.com, inc.	San Francisco Bay Area	24,076	451,763	3.3%	2.9%	2031 / 2032
DoorDash, Inc.	San Francisco Bay Area	23,842	236,759	3.2%	1.5%	2032
DIRECTV, LLC (3)	Greater Los Angeles	23,152	684,411	3.1%	4.4%	2027
Global Technology Company	Greater Seattle / San Diego County	23,059	472,427	3.1%	3.0%	2032 / 2033
Okta, Inc.	San Francisco Bay Area	22,387	273,371	3.0%	1.8%	2028
Netflix, Inc.	Greater Los Angeles	21,943	362,868	3.0%	2.3%	2022 / 2032
Box, Inc.	San Francisco Bay Area	20,390	341,441	2.8%	2.2%	2028
Cytokinetics, Inc.	San Francisco Bay Area	19,192	234,892	2.6%	1.5%	2033
Synopsys, Inc.	San Francisco Bay Area	15,492	342,891	2.1%	2.2%	2030
Riot Games, Inc.	Greater Los Angeles	15,152	243,051	2.1%	1.6%	2023 / 2024
Neurocrine Biosciences, Inc.	San Diego County	13,917	254,578	1.9%	1.6%	2024 / 2031
Total		$350,388	6,234,601	47.5%	40.0%
________________________
(1)Annualized base rental revenue includes the impact of straight-lining rent escalations and the amortization of free rent periods and excludes the impact of the following: amortization of deferred revenue related tenant-funded tenant improvements, amortization of above/below market rents, amortization for lease incentives due under existing leases, and expense reimbursement revenue. Excludes month-to-month leases and vacant space as of September 30, 2021.
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

Management further evaluates Net Operating Income by evaluating the performance from the following property groups:

•Same Store Properties – includes the consolidated results of all of the office properties that were owned and included in our stabilized portfolio for two comparable reporting periods, i.e., owned and included in our stabilized portfolio as of January 1, 2020 and still owned and included in the stabilized portfolio as of September 30, 2021, including our 200-unit residential tower in Hollywood, California;

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
◦Two office buildings that were added to the stabilized portfolio in the third quarter of 2021;
◦608 residential units at our One Paseo mixed-use project in Del Mar, California that were added to the stabilized portfolio in the third quarter of 2020; and
◦193 residential units at our Jardine project in Hollywood, California that were added to the stabilized portfolio in the second quarter of 2021;

•Acquisition Properties - includes the results, from the date of acquisition through the periods presented, for the one property acquired during September 2021; and

•Disposition Properties – includes the results of one property disposed of in the fourth quarter of 2020 and one property disposed of in the first quarter of 2021.

The following table sets forth certain information regarding the property groups within our stabilized office portfolio as of September 30, 2021:

Group	# of Buildings	Rentable Square Feet
Same Store Properties	111	13,518,871
Stabilized Development Properties (1)	9	1,141,081
Acquisition Properties	1	539,226
Total Stabilized Portfolio	121	15,199,178
________________________
(1)Excludes development projects in the tenant improvement phase, our in-process development projects and future development projects.

Comparison of the Three Months Ended September 30, 2021 to the Three Months Ended September 30, 2020

The following table summarizes our Net Operating Income, as defined, for our total portfolio for the three months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2021	2020
	($ in thousands)
Reconciliation of Net Income Available to Common Stockholders to Net Operating Income, as defined:
Net Income Available to Common Stockholders	$47,028	$49,028	$(2,000)	(4.1)%
Net income attributable to noncontrolling common units of the Operating Partnership	460	785	(325)	(41.4)%
Net income attributable to noncontrolling interests in consolidated property partnerships	6,005	4,258	1,747	41.0%
Net income	$53,493	$54,071	$(578)	(1.1)%
Unallocated expense (income):
General and administrative expenses	22,990	18,572	4,418	23.8%
Leasing costs	798	986	(188)	(19.1)%
Depreciation and amortization	73,213	71,863	1,350	1.9%
Interest income and other net investment gain	(976)	(1,869)	893	(47.8)%
Interest expense	16,105	19,468	(3,363)	(17.3)%
Net Operating Income, as defined	$165,623	$163,091	$2,532	1.6%

The following tables summarize our Net Operating Income, as defined, for our total portfolio for the three months ended September 30, 2021 and 2020.

	Three Months Ended September 30,
	2021					2020
	Same Store	Develop-ment	Acquisi-tion	Disposition	Total	Same Store	Develop-ment	Acquisi-tion	Disposition	Total
	(in thousands)
Operating revenues:
Rental income	$201,720	$28,009	$948	$43	$230,720	$195,544	$9,781	$—	$21,797	$227,122
Other property income	1,262	344	—	—	1,606	1,045	131	—	16	1,192
Total	202,982	28,353	948	43	232,326	196,589	9,912	—	21,813	228,314
Property and related expenses:
Property expenses	36,095	4,761	30	(44)	40,842	34,514	2,383	—	2,339	39,236
Real estate taxes	19,446	4,435	140	132	24,153	18,796	2,289	—	2,783	23,868
Ground leases	1,746	(38)	—	—	1,708	2,119	—	—	—	2,119
Total	57,287	9,158	170	88	66,703	55,429	4,672	—	5,122	65,223
Net Operating Income, as defined	$145,695	$19,195	$778	$(45)	$165,623	$141,160	$5,240	$—	$16,691	$163,091

	Three Months Ended September 30, 2021 as compared to the Three Months Ended September 30, 2020
	Same Store		Development		Acquisition		Disposition		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income	$6,176	3.2%	$18,228	186.4%	$948	100.0%	$(21,754)	(99.8)%	$3,598	1.6%
Other property income	217	20.8%	213	162.6%	—	—%	(16)	(100.0)%	414	34.7%
Total	6,393	3.3%	18,441	186.0%	948	100.0%	(21,770)	(99.8)%	4,012	1.8%
Property and related expenses:
Property expenses	1,581	4.6%	2,378	99.8%	30	100.0%	(2,383)	(101.9)%	1,606	4.1%
Real estate taxes	650	3.5%	2,146	93.8%	140	100.0%	(2,651)	(95.3)%	285	1.2%
Ground leases	(373)	(17.6)%	(38)	100.0%	—	—%	—	—%	(411)	(19.4)%
Total	1,858	3.4%	4,486	96.0%	170	100.0%	(5,034)	(98.3)%	1,480	2.3%
Net Operating Income, as defined	$4,535	3.2%	$13,955	266.3%	$778	100.0%	$(16,736)	(100.3)%	$2,532	1.6%

Net Operating Income increased $2.5 million, or 1.6%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 resulting from:

•An increase in Net Operating Income of $4.5 million attributable to the Same Store Properties, which was driven by the following activity:

•An increase in total operating revenues of $6.4 million primarily due to:

•A net $2.4 million increase resulting from a $3.2 million increase from new leases and renewals at higher rates primarily in the San Francisco Bay Area, San Diego County and Greater Seattle regions, offset by a $0.8 million decrease due to lower occupancy primarily in the Greater Los Angeles region;

•$2.1 million increase in the tenant reimbursement component of rental income primarily due to higher reimbursable operating expenses; and

•$1.8 million increase due to termination fees received in 2021 primarily related to one tenant in the San Francisco region and one tenant in the San Diego region;

•An increase in property and related expenses of $1.9 million primarily due to the following:

•$2.1 million increase in property expenses including repairs and maintenance, janitorial, utilities, security, and various other recurring expenses as tenants begin returning to the office;

•$0.7 million increase in real estate taxes due to higher annual property taxes across the portfolio; partially offset by

•$0.5 million decrease due to insurance refunds received in 2020 related to non-recurring expenses; and

•$0.4 million decrease in ground lease expense due to the acquisition of the land underlying one ground lease in 2021;

•An increase in Net Operating Income of $14.0 million attributable to the Development Properties;

•An increase in Net Operating Income of $0.8 million attributable to the Acquisition Properties; partially offset by

•A decrease in Net Operating Income of $16.7 million attributable to the Disposition Properties.

Other Expenses and Income

General and Administrative Expenses

General and administrative expenses increased by approximately $4.4 million, or 23.8%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to the following:

•An increase of $5.9 million in incentive compensation accruals related to the overall performance of the company; and

•An increase of $1.6 million primarily due to a settlement payment received in 2020 from a previously disclosed litigation matter, which reduced 2020 legal expenses; partially offset by

•A decrease of $2.5 million primarily related to lower political contributions in 2021; and

•A decrease of $0.6 million related to the mark-to-market adjustment for the Company’s deferred compensation plan, which is offset by gains on the underlying marketable securities included in interest income and other net investment gains in the consolidated statements of operations.

Depreciation and Amortization

Depreciation and amortization increased $1.4 million, or 1.9%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to the following:

•An increase of $0.2 million attributable to the Same Store Properties; and

•An increase of $5.1 million attributable to the Development Properties; partially offset by

•A decrease of $3.9 million attributable to the Disposition Properties.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts and deferred financing cost amortization, and capitalized interest, including capitalized debt discounts and deferred financing cost amortization, for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	Dollar Change	Percentage Change
	(in thousands)
Gross interest expense	$39,552	$38,807	$745	1.9%
Capitalized interest and deferred financing costs	(23,447)	(19,339)	(4,108)	21.2%
Interest expense	$16,105	$19,468	$(3,363)	(17.3)%

Gross interest expense, before the effect of capitalized interest and deferred financing costs, increased $0.7 million, or 1.9%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 primarily due to an increase in the average outstanding debt balance for the three months ended September 30, 2021.

Capitalized interest and deferred financing costs increased $4.1 million, or 21.2%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to an increase in the average development asset balances qualifying for interest capitalization during the three months ended September 30, 2021. During the three months ended September 30, 2021 and 2020, we capitalized interest on in-process development projects and future development pipeline projects with an average aggregate cost basis of approximately $2.3 billion and $1.9 billion, respectively, as it was determined these projects qualified for interest and other carrying cost capitalization under GAAP. In the event of an extended cessation of development activities to get any of these projects ready for its intended use, such projects could potentially no longer qualify for capitalization of interest or other carrying costs. However, a cessation of development activities caused by events outside of our control, such as those as a result of government restrictions aimed at stopping the spread of COVID-19, would not impact our ability to capitalize interest and other carrying costs.

Net Income Attributable to Noncontrolling Interests in Consolidated Property Partnerships

Net income attributable to noncontrolling interests in consolidated property partnerships increased $1.7 million or 41.0% or the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to stronger operating results at the property partnerships. The amounts reported for the three months ended September 30, 2021 and 2020 are comprised of the noncontrolling interest’s share of net income for 100 First Street Member, LLC (“100 First LLC”) and 303 Second Street Member, LLC (“303 Second LLC”) and the noncontrolling interest's share of net income for Redwood City Partners, LLC (“Redwood LLC”).

Comparison of the Nine Months Ended September 30, 2021 to the Nine Months Ended September 30, 2020

The following table summarizes our Net Operating Income, as defined, for our total portfolio for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2021	2020
	($ in thousands)
Reconciliation of Net Income Available to Common Stockholders to Net Operating Income, as defined:
Net Income Available to Common Stockholders	$580,498	$108,463	$472,035	435.2%
Net income attributable to noncontrolling common units of the Operating Partnership	5,700	1,857	3,843	206.9%
Net income attributable to noncontrolling interests in consolidated property partnerships	17,586	13,521	4,065	30.1%
Net income	$603,784	$123,841	$479,943	387.5%
Unallocated expense (income):
General and administrative expenses	69,482	76,179	(6,697)	(8.8)%
Leasing costs	2,373	3,772	(1,399)	(37.1)%
Depreciation and amortization	222,734	226,318	(3,584)	(1.6)%
Interest income and other net investment gain	(3,686)	(1,579)	(2,107)	133.4%
Interest expense	59,829	49,796	10,033	20.1%
Gains on sales of depreciable operating properties	(457,831)	—	(457,831)	(100.0)%
Net Operating Income, as defined	$496,685	$478,327	$18,358	3.8%

The following tables summarize our Net Operating Income, as defined, for our total portfolio for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,
	2021					2020
	Same Store	Develop-ment	Acquisi-tion	Disposition	Total	Same Store	Develop-ment	Acquisi-tion	Disposition	Total
	(in thousands)
Operating revenues:
Rental income	$595,498	$74,127	$948	$19,276	$689,849	$582,949	$18,154	$—	$63,008	$664,111
Other property income	3,275	814	—	17	4,106	4,228	412	—	314	4,954
Total	598,773	74,941	948	19,293	693,955	587,177	18,566	—	63,322	669,065
Property and related expenses:
Property expenses	105,956	12,112	30	2,085	120,183	104,790	4,855	—	6,403	116,048
Real estate taxes	57,195	12,223	140	1,970	71,528	55,580	4,262	—	8,082	67,924
Ground leases	5,559	—	—	—	5,559	6,766	—	—	—	6,766
Total	168,710	24,335	170	4,055	197,270	167,136	9,117	—	14,485	190,738
Net Operating Income, as defined	$430,063	$50,606	$778	$15,238	$496,685	$420,041	$9,449	$—	$48,837	$478,327

	Nine Months Ended September 30, 2021 as compared to the Nine Months Ended September 30, 2020
	Same Store		Development		Acquisition		Disposition		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income	$12,549	2.2%	$55,973	308.3%	$948	100.0%	$(43,732)	(69.4)%	$25,738	3.9%
Other property income	(953)	(22.5)%	402	97.6%	—	—%	(297)	(94.6)%	(848)	(17.1)%
Total	11,596	2.0%	56,375	303.6%	948	100.0%	(44,029)	(69.5)%	24,890	3.7%
Property and related expenses:
Property expenses	1,166	1.1%	7,257	149.5%	30	100.0%	(4,318)	(67.4)%	4,135	3.6%
Real estate taxes	1,615	2.9%	7,961	186.8%	140	100.0%	(6,112)	(75.6)%	3,604	5.3%
Ground leases	(1,207)	(17.8)%	—	—%	—	—%	—	—%	(1,207)	(17.8)%
Total	1,574	0.9%	15,218	166.9%	170	100.0%	(10,430)	(72.0)%	6,532	3.4%
Net Operating Income, as defined	$10,022	2.4%	$41,157	435.6%	$778	100.0%	$(33,599)	(68.8)%	$18,358	3.8%

Net Operating Income increased $18.4 million, or 3.8%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 primarily resulting from:

•An increase of $10.0 million attributable to the Same Store Properties primarily resulting from:

•An increase in total operating revenues of $11.6 million primarily due to:

•$7.0 million net increase due to lower charges against rental income related to tenant creditworthiness considerations primarily as a result of the COVID-19 pandemic partially offset by $0.7 million related to the recognition of deferred rent balances associated with tenants restored from a cash basis of revenue recognition to an accrual basis to revenue recognition;

•A net $3.0 million increase resulting from a $9.2 million increase from new leases and renewals at higher rates primarily in the San Francisco Bay Area and San Diego County regions, offset by a $6.2 million decrease due to lower occupancy primarily in the Greater Los Angeles region;

•$2.6 million increase in the tenant reimbursements component of rental income due to higher annual property tax increases and various other operating expenses and higher occupancy, partially offset by a property tax exemption for one tenant; and

•$2.2 million increase due to early lease termination fees received in 2021 primarily related to three tenants; partially offset by

•$3.0 million decrease due to lower parking income, of which $2.3 million relates to a reduction in the number of monthly parking spaces rented as a result of tenants working remotely due to COVID-19 and $0.7 million relates to lower transient and special event parking income primarily in the Greater Los Angeles region; and

•$0.3 million decrease due to miscellaneous other income recognized in 2020;

•$1.2 million increase in property expenses primarily due to an increase in reimbursable expenses such as security, window cleaning, and repairs & maintenance, partially offset by a decrease in parking and non-reimbursable property overhead; and

•$1.6 million increase in real estate taxes primarily due to an increase in annual taxes across the portfolio; partially offset by

•$1.2 million decrease in ground rent due to the acquisition of the land underlying a ground lease in 2021 and reductions in property taxes related to two ground lease land parcels;

•An increase of $41.2 million attributable to the Development Properties;

•An increase of $0.8 million attributable to the Acquisition Properties; partially offset by

•A decrease of $33.6 million attributable to the Disposition Properties.

Other Expenses and Income

General and Administrative Expenses

General and administrative expenses decreased $6.7 million, or 8.8%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to a net decrease in compensation related expenses, primarily due to severance costs related to the departure of an executive officer and certain other employees in 2020, partially offset by an increase in incentive compensation accruals in 2021 related to the overall performance of the company.

Leasing Costs

Leasing costs decreased by $1.4 million or 37.1%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to a reduction of leasing overhead and a lower level of leasing activity during the nine months ended September 30, 2021.

Depreciation and Amortization

Depreciation and amortization decreased $3.6 million, or 1.6%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to the following:

•A decrease of $9.7 million attributable to the Same Store Properties; and

•A decrease of $11.6 million attributable to the Disposition Properties; partially offset by

•An increase of $17.7 million attributable to the Development Properties.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts and deferred financing cost amortization, and capitalized interest, including capitalized debt discounts and deferred financing cost amortization for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	Dollar Change	Percentage Change
	(in thousands)
Gross interest expense	$118,257	$111,069	$7,188	6.5%
Capitalized interest and deferred financing costs	(58,428)	(61,273)	2,845	(4.6)%
Interest expense	$59,829	$49,796	$10,033	20.1%

Gross interest expense, before the effect of capitalized interest and deferred financing costs, increased $7.2 million or 6.5% for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 primarily due to an increase in our average debt balance for the nine months ended September 30, 2021.

Capitalized interest and deferred financing costs decreased $2.8 million or 4.6%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to a decrease in the average development asset balances qualifying for interest capitalization for the nine months ended September 30, 2021. During the nine months ended September 30, 2021 and 2020, we capitalized interest on in-process development projects and future development pipeline projects with an average aggregate cost basis of approximately $2.0 billion and $2.1 billion, respectively.

Net Income Attributable to Noncontrolling Interests in Consolidated Property Partnerships

Net income attributable to noncontrolling interests in consolidated property partnerships increased $4.1 million or 30.1% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due stronger operating results at the property partnerships. The amounts reported for the nine months ended September 30, 2021 and 2020 are comprised of the noncontrolling interest’s share of net income for 100 First Street Member, LLC (“100 First LLC”), 303 Second Street Member (“303 Second LLC”) and Redwood City Partners, LLC (“Redwood LLC”).

Liquidity and Capital Resources of the Company

In this “Liquidity and Capital Resources of the Company” section, the term the “Company” refers only to Kilroy Realty Corporation on an unconsolidated basis and excludes the Operating Partnership and all other subsidiaries.

The Company’s business is operated primarily through the Operating Partnership. Distributions from the Operating Partnership are the Company’s primary source of capital. The Company believes the Operating Partnership’s sources of working capital, specifically its cash flow from operations and borrowings available under its unsecured revolving credit facility and funds from its capital recycling program, including strategic ventures, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its common stockholders for the next twelve months. Cash flows from operating activities generated by the Operating Partnership for the nine months ended September 30, 2021 were sufficient to cover the Company’s payment of cash dividends to its stockholders. However, there can be no assurance that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distributions to the Company. The unavailability of capital could adversely affect the Operating Partnership’s ability to make distributions to the Company, which would in turn, adversely affect the Company’s ability to pay cash dividends to its stockholders.

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

Liquidity Highlights

As of September 30, 2021, we had approximately $348.4 million in cash and cash equivalents. As of the date of this report, we had $1.1 billion available under our unsecured revolving credit facility and our next material debt maturity occurs in December 2024. We believe that our available liquidity demonstrates a strong balance sheet and makes us well positioned to navigate any additional future uncertainties. In addition, the Company is a well-known seasoned issuer and has historically been able to raise capital on a timely basis in the public markets, as well as the private markets. Any future financings, however, will depend on market conditions for both capital raises and the investment of such proceeds, and there can be no assurances that we will successfully obtain such financings.

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

The Company intends to continue to make, but has not committed to make, regular quarterly cash distributions to common stockholders, and through the Operating Partnership, to common unitholders from the Operating Partnership’s cash flow from operating activities. All such distributions are at the discretion of the Board of Directors. As the Company intends to maintain distributions at a level sufficient to meet the REIT distribution requirements and minimize its obligation to pay income and excise taxes, it will continue to evaluate whether the current levels of distribution are appropriate to do so throughout 2021. In addition, in the event the Company is unable to successfully complete Section 1031 Exchanges to defer some or all of the taxable gains related to property dispositions (or in the event additional legislation is enacted that further modifies or repeals laws with respect to Section 1031 Exchanges), the Company may be required to distribute a special dividend to its common stockholders and common unitholders in order to minimize or eliminate income taxes on such gains. The Company considers market factors and its performance in addition to REIT requirements in determining its distribution levels. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which is consistent with the Company’s intention to maintain its qualification as a REIT. Such investments may include, for example, obligations of the Government National Mortgage Association, other governmental agency securities, certificates of deposit, and interest-bearing bank deposits.

On September 13, 2021, the Board of Directors declared a regular quarterly cash dividend of $0.52 per share, an increase of 4.0% from the prior regular quarterly cash dividend of $0.50 per share of common stock. The regular quarterly cash dividend is payable to stockholders of record on September 30, 2021 and a corresponding cash distribution of $0.52 per Operating Partnership unit is payable to holders of the Operating Partnership’s common limited partnership interests of record on September 30, 2021, including those owned by the Company. The total cash quarterly dividends and distributions paid on October 13, 2021 were $61.2 million.

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

Capitalization

As of September 30, 2021, our total debt as a percentage of total market capitalization was 33.6%, which was calculated based on the closing price per share of the Company’s common stock of $66.21 on September 30, 2021 as shown in the following table:

	Shares/Units at September 30, 2021	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
	($ in thousands)
Debt: (1)(2)(3)
Unsecured Senior Notes due 2023 (3)		$300,000	2.6%
Unsecured Senior Notes due 2024		425,000	3.6%
Unsecured Senior Notes due 2025		400,000	3.4%
Unsecured Senior Notes Series A & B due 2026		250,000	2.1%
Unsecured Senior Notes due 2028		400,000	3.4%
Unsecured Senior Notes due 2029		400,000	3.4%
Unsecured Senior Notes Series A & B due 2027 & 2029		250,000	2.1%
Unsecured Senior Notes due 2030		500,000	4.3%
Unsecured Senior Notes due 2031		350,000	3.0%
Unsecured Senior Notes due 2032		425,000	3.6%
Secured debt		250,378	2.1%
Total debt		$3,950,378	33.6%
Equity and Noncontrolling Interests in the Operating Partnership: (4)
Common limited partnership units outstanding (5)	1,150,574	$76,180	0.7%
Shares of common stock outstanding	116,461,683	7,710,928	65.7%
Total Equity and Noncontrolling Interests in the Operating Partnership		$7,787,108	66.4%
Total Market Capitalization		$11,737,486	100.0%
________________________
(1)    Represents gross aggregate principal amount due at maturity before the effect of the following at September 30, 2021: $20.0 million of unamortized deferred financing costs on the unsecured senior notes and secured debt and $7.5 million of unamortized discounts for the unsecured senior notes.
(2)    As of September 30, 2021, there was no outstanding balance on the unsecured revolving credit facility.
(3)    Excludes the $450.0 million of 12-year, 2.65% green unsecured senior notes issued in October 2021 and the early redemption of the $300.0 million of 3.80% unsecured senior notes in October 2021. Refer to Note 17 “Subsequent Events” to our consolidated financial statements included in this report for additional information.
(4)    Value based on closing price per share of our common stock of $66.21 as of September 30, 2021.
(5)    Includes common units of the Operating Partnership not owned by the Company; does not include noncontrolling interests in consolidated property partnerships.

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

The following table summarizes the balance and terms of our unsecured revolving credit facility as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(in thousands)
Outstanding borrowings	$—	$—
Remaining borrowing capacity	1,100,000	750,000
Total borrowing capacity (1)	$1,100,000	$750,000
Interest rate (2)	0.98%	1.14%
Facility fee-annual rate (3)	0.200%
Maturity date	July 2025	July 2022
________________________
(1)We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $500.0 million and $600.0 million as of September 30, 2021 and December 31, 2020, respectively, under an accordion feature under the terms of the unsecured revolving credit facility.
(2)Our unsecured revolving credit facility interest rate was calculated based on the contractual rate of LIBOR plus 0.900% and LIBOR plus 1.000% as of September 30, 2021 and December 31, 2020, respectively.
(3)Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of September 30, 2021 and December 31, 2020, $7.8 million and $2.1 million of unamortized deferred financing costs, respectively, which are included in prepaid expenses and other assets, net on our consolidated balance sheets, remained to be amortized through the respective maturity dates presented of our unsecured revolving credit facility.

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

In connection with our capital recycling strategy, during the nine months ended September 30, 2021, we completed the sale of one operating property in San Francisco, California to an unaffiliated third party for gross proceeds of $1.08 billion, or approximately $1,440 per square foot. The proceeds from the sale were used to fund the acquisition of one operating property, the land underlying a historical ground lease and two development property acquisitions totaling $1.16 billion. Any potential future disposition transactions and the timing of any potential future capital recycling transactions will depend on market conditions and other factors, including but not limited to our capital needs, the availability of financing for potential buyers (which has been and may continue to be constrained for some potential buyers due to the ongoing COVID-19 pandemic’s impact on economic and market conditions, including the financial markets), and our ability to defer some or all of the taxable gains on the sales. In addition, we cannot assure you that we will dispose of any additional properties, or that we will be able to identify and complete the acquisitions of suitable replacement properties to effect Section 1031 Exchanges to defer some or all of the taxable gains related to our capital recycling program. In the event we are unable to complete dispositions as planned, we may raise capital through other sources of liquidity including our available unsecured revolving credit facility or the public or private issuance of unsecured debt.

At-The-Market Stock Offering Program

Under our current at-the-market stock offering program, which commenced June 2018, we may offer and sell shares of our common stock with an aggregate gross sales price of up to $500.0 million from time to time in “at-the-market” offerings. In connection with the at-the-market program, the Company may enter into forward equity sale agreements with certain financial institutions acting as forward purchasers whereby, at our discretion, the forward purchasers may borrow and sell shares of our common stock under our at-the-market program. The use of a forward equity sale agreement allows the Company to lock in a share price on the sale of shares of our common stock at the time the agreement is executed but defer settling the forward equity sale agreements and receiving the proceeds from the sale of shares until a later date. The Company did not have any outstanding forward equity sale agreements to be settled at September 30, 2021.

Since commencement of our current at-the-market program, we have completed sales of 3,594,576 shares of common stock through September 30, 2021. As of September 30, 2021, we may offer and sell shares of our common stock having an aggregate gross sales price up to approximately $214.2 million under our current at-the-market program. The Company did not complete any sales of common stock under the program during the nine months ended September 30, 2021.

Shelf Registration Statement

The Company is a well-known seasoned issuer and the Company and the Operating Partnership have an effective shelf registration statement that provides for the public offering and sale from time to time by the Company of its preferred stock, common stock, depository shares and guarantees of debt securities and by the Operating Partnership of its debt securities, in each case in unlimited amounts. The Company evaluates the capital markets on an ongoing basis for opportunities to raise capital, and, as circumstances warrant, the Company and the Operating Partnership may issue securities of all of these types in one or more offerings at any time and from time to time on an opportunistic basis, depending upon, among other things, market conditions, available pricing and capital needs. Capital raising could be more challenging under current market conditions than those prior to COVID-19, particularly if case rates surge again. When the Company receives proceeds from the sales of its preferred or common stock, it generally contributes the net proceeds from those sales to the Operating Partnership in exchange for corresponding preferred or common partnership units of the Operating Partnership. The Operating Partnership may use these proceeds and proceeds from the sale of its debt securities to repay debt, including borrowings under its unsecured revolving credit facility, to develop new or redevelop existing properties, to make acquisitions of properties or portfolios of properties, or for general corporate purposes.

Unsecured and Secured Debt

The aggregate principal amount of the unsecured and secured debt of the Operating Partnership outstanding as of September 30, 2021 was as follows:

Aggregate Principal Amount Outstanding
(in thousands)
Unsecured Senior Notes due 2023 (1)	$300,000
Unsecured Senior Notes due 2024	425,000
Unsecured Senior Notes due 2025	400,000
Unsecured Senior Notes Series A & B due 2026	250,000
Unsecured Senior Notes due 2028	400,000
Unsecured Senior Notes due 2029	400,000
Unsecured Senior Notes Series A & B due 2027 & 2029	250,000
Unsecured Senior Notes due 2030	500,000
Unsecured Senior Notes due 2031	350,000
Unsecured Senior Notes due 2032	425,000
Secured Debt	250,378
Total Unsecured and Secured Debt (1)(2)	3,950,378
Less: Unamortized Net Discounts and Deferred Financing Costs (3)	(27,505)
Total Debt, Net	$3,922,873
________________________
(1)Excludes the $450.0 million of 12-year, 2.65% green unsecured senior notes issued in October 2021 and the early redemption of the $300.0 million of 3.80% unsecured senior notes in October 2021. Refer to Note 17 “Subsequent Events” to our consolidated financial statements included in this report for additional information.
(2)As of September 30, 2021, there was no outstanding balance on the unsecured revolving credit facility.
(3)Includes $20.0 million of unamortized deferred financing costs on the unsecured senior notes and secured debt and $7.5 million of unamortized discounts for the unsecured senior notes. Excludes unamortized deferred financing costs on the unsecured revolving credit facility, which are included in prepaid expenses and other assets, net on our consolidated balance sheets.

Debt Composition

The composition of the Operating Partnership’s aggregate debt balances between secured and unsecured and fixed-rate and variable-rate debt as of September 30, 2021 and December 31, 2020 was as follows:

	Percentage of Total Debt (1)		Weighted Average Interest Rate (1)
	September 30, 2021 (2)	December 31, 2020	September 30, 2021 (2)	December 31, 2020
Secured vs. unsecured:
Unsecured	93.7%	93.6%	3.8%	3.8%
Secured	6.3%	6.4%	3.9%	3.9%
Variable-rate vs. fixed-rate:
Variable-rate	—%	—%	—%	—%
Fixed-rate (3)	100.0%	100.0%	3.8%	3.8%
Stated rate (3)			3.8%	3.8%
GAAP effective rate (4)			3.8%	3.8%
GAAP effective rate including debt issuance costs			4.0%	4.0%
________________________
(1)    As of the end of the period presented. Excludes the $450.0 million of 12-year, 2.65% green unsecured senior notes issued in October 2021 and the early redemption of the $300.0 million of 3.80% unsecured senior notes in October 2021. Refer to Note 17 “Subsequent Events” to our consolidated financial statements included in this report for additional information.
(2)    As of September 30, 2021, there was no outstanding balance on the unsecured revolving credit facility.
(3)    Excludes the impact of the amortization of any debt discounts/premiums and deferred financing costs.
(4)    Includes the impact of the amortization of any debt discounts/premiums, excluding deferred financing costs.

Liquidity Uses

Contractual Obligations

Refer to our 2020 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside of the ordinary course of business, to these contractual obligations during the nine months ended September 30, 2021.

Other Liquidity Uses

    Development

As of September 30, 2021, we had two development projects under construction.  These projects have a total estimated investment of approximately $1.0 billion of which we have incurred approximately $198.0 million, net of retention, and committed an additional $802.0 million as of September 30, 2021, of which $25.0 million to $35.0 million is currently expected to be spent through the end of 2021. In addition, as of September 30, 2021, we had four development projects in the tenant improvement phase. These projects have a total estimated investment of approximately $1.6 billion, of which we have incurred approximately $1.4 billion, net of retention, and committed an additional $231.0 million as of September 30, 2021, of which $35.0 million to $45.0 million is currently expected to be spent through the end of 2021. We also had five stabilized development projects with a total estimated investment of $1.0 billion, of which $53.0 million remains to be spent as of September 30, 2021, and $20.0 million to $30.0 million is expected to be spent through the end of 2021. In addition, as of September 30, 2021, we had three projects committed for redevelopment with total estimated incremental redevelopment costs of $56.1 million, of which we have incurred $7.1 million and committed an additional $49.0 million as of September 30, 2021. Of this amount, $1.0 million is expected to be spent through the end of 2021. Furthermore, we currently believe we may spend up to $10.0 million on committed and future development pipeline projects that we may commence construction on throughout the remainder of 2021. The ultimate timing of these expenditures may fluctuate given construction progress and leasing status of the projects, or as a result of events outside our control, such as delays or increased costs as a result of the COVID-19 pandemic. We expect that any material additional development activities will be funded with borrowings under the unsecured revolving credit facility, the public or private issuance of debt or equity securities, the disposition of assets under our capital recycling program, or strategic venture opportunities. We cannot provide assurance that development projects will be completed on the terms, for the amounts or on the timelines currently contemplated, or at all.

Debt Maturities

In October 2021, we issued $450.0 million of 2.650% green unsecured senior notes and used a portion of the net proceeds to early redeem, at our option, the $300.0 million aggregate principal amount of our outstanding 3.800% unsecured senior notes that were scheduled to mature on January 15, 2023.

We believe our conservative leverage, staggered debt maturities and recent unsecured line of credit amendment provide us with financial flexibility and enhance our ability to obtain additional sources of liquidity if necessary, and, therefore, we believe we are well-positioned to refinance or repay maturing debt and to pursue our strategy of seeking attractive acquisition opportunities, which we may finance, as necessary, with future public and private issuances of debt and equity securities. However, we can provide no assurance that we will have access to the public or private debt or equity markets in the future on favorable terms or at all. As of the date of this report, our next debt maturity occurs in December 2024.

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

Share Repurchases

As of September 30, 2021, 4,935,826 shares remained eligible for repurchase under a share repurchase program approved by the Company's board of directors in 2016. Under this program, repurchases may be made in open market transactions at prevailing prices or through privately negotiated transactions. We may elect to repurchase shares of our common stock under this program in the future depending upon various factors, including market conditions, the trading price of our common stock and our other uses of capital. This program does not have a termination date and repurchases may be discontinued at any time. We intend to fund repurchases, if any, primarily with the proceeds from property dispositions.

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

Debt Covenants

The unsecured revolving credit facility, unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key existing financial covenants and their covenant levels include:

Unsecured Credit Facility and Private Placement Notes (as defined in the applicable Credit Agreements):	Covenant Level	Actual Performance as of September 30, 2021
Total debt to total asset value	less than 60%	29%
Fixed charge coverage ratio	greater than 1.5x	3.3x
Unsecured debt ratio	greater than 1.67x	3.19x
Unencumbered asset pool debt service coverage	greater than 1.75x	3.75x

Unsecured Senior Notes due 2023, 2024, 2025, 2028, 2029, 2030 and 2032 (as defined in the applicable Indentures):
Total debt to total asset value	less than 60%	35%
Interest coverage	greater than 1.5x	7.5x
Secured debt to total asset value	less than 40%	2%
Unencumbered asset pool value to unsecured debt	greater than 150%	322%

The Operating Partnership was in compliance with all of its debt covenants as of September 30, 2021. Our current expectation is that the Operating Partnership will continue to meet the requirements of its debt covenants in both the short and long term. However, in the event of an economic slowdown or continued volatility in the credit markets, there is no certainty that the Operating Partnership will be able to continue to satisfy all the covenant requirements.

Consolidated Historical Cash Flow Summary

The following summary discussion of our consolidated historical cash flow is based on the consolidated statements of cash flows in Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow for the periods presented below. Changes in our cash flow include changes in cash and cash equivalents and restricted cash. Our historical cash flow activity for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 is as follows:

	Nine Months Ended September 30,
	2021	2020	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$407,560	$363,980	$43,580	12.0%
Net cash used in investing activities	(637,116)	(475,701)	(161,415)	(33.9)%
Net cash (used in) provided by financing activities	(232,115)	900,686	(1,132,801)	(125.8)%
Net (decrease) increase in cash and cash equivalents	$(461,671)	$788,965	$(1,250,636)	(158.5)%

Operating Activities

Our cash flows from operating activities depends on numerous factors including the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, the level of operating expenses, the impact of property acquisitions, completed development projects and related financing activities, and other general and administrative costs. Our net cash provided by operating activities increased by $43.6 million, or 12.0%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily as result of a $17.0 million early lease termination fee received that remains to be fully recognized through 2024 and an increase in cash Net Operating Income generated from our Same Store portfolio and stabilized development properties in our Development portfolio. See additional information under the caption “—Results of Operations.”

Investing Activities

Our cash flows from investing activities is generally used to fund development and operating property acquisitions, expenditures for development projects, and recurring and nonrecurring capital expenditures for our operating properties, net of proceeds received from dispositions of real estate assets. During the nine months ended September 30, 2021 our net cash used in investing activities increased by $161.4 million or 33.9% compared to the nine months ended September 30, 2020 due to acquisitions completed during 2021 partially offset by proceeds received from dispositions and higher expenditures for development properties during the nine months ended September 30, 2021.

Financing Activities

Our cash flows from financing activities is principally impacted by our capital raising activities, net of dividends and distributions paid to common and preferred security holders. During the nine months ended September 30, 2021 we had net cash used in financing activities of $232.1 million compared to net cash provided by financing activities of $900.7 million for the nine months ended September 30, 2020 primarily as a result of net proceeds from the issuance of common stock and proceeds from the issuance of unsecured debt generated during the nine months ended September 30, 2020, partially offset by net repayments on the unsecured revolving credit facility and the term loan facility during the nine months ended September 30, 2020.

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

The following table presents our FFO for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Net income available to common stockholders	$47,028	$49,028	$580,498	$108,463
Adjustments:
Net income attributable to noncontrolling common units of the Operating Partnership	460	785	5,700	1,857
Net income attributable to noncontrolling interests in consolidated property partnerships	6,005	4,258	17,586	13,521
Depreciation and amortization of real estate assets	71,703	70,422	218,171	218,841
Gain on sale of depreciable real estate	—	—	(457,831)	—
Funds From Operations attributable to noncontrolling interests in consolidated property partnerships	(9,198)	(7,102)	(27,287)	(22,029)
Funds From Operations (1)(2)	$115,998	$117,391	$336,837	$320,653
________________________
(1)    Reported amounts are attributable to common stockholders, common unitholders and restricted stock unitholders.
(2)    FFO available to common stockholders and unitholders includes amortization of deferred revenue related to tenant-funded tenant improvements of $4.1 million and $4.4 million for the three months ended September 30, 2021 and 2020, respectively, and $13.0 million and $17.4 million for the nine months ended September 30, 2021 and 2020, respectively.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Information about our market risk is disclosed in “Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and is incorporated herein by reference. There have been no material changes for the nine months ended September 30, 2021, to the information provided in “Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2021, the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

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

As required by SEC Rule 13a-15(b), the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of its general partner, of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2021, the end of the period covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of its general partner concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes that occurred during the period covered by this report in the Operating Partnership’s internal control over financial reporting identified in connection with the evaluation referenced above that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We and our properties are subject to routine litigation incidental to our business. These matters are generally covered by insurance. As of September 30, 2021, we are not a defendant in, and our properties are not subject to, any legal proceedings that we believe, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations or cash flows.

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

While we historically have acquired, developed and redeveloped office properties in California markets, over the past few years we have acquired properties in greater Seattle, where we currently have nine stabilized office properties, one development project in the tenant improvement phase and one future development project, and on June 22, 2021 we completed the acquisition of a development project in the tenant improvement phase in Austin, Texas. We may in the future acquire, develop or redevelop properties for other uses and expand our business to other geographic regions where we expect the development or acquisition of property to result in favorable risk-adjusted returns on our investment. Presently, we do not possess the same level of familiarity with Austin and other markets outside of California, which could adversely affect our ability to acquire, develop or redevelop properties or to achieve expected performance and amplify our exposure to the other risks noted above.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities: None.

(b) Use of Proceeds from Registered Securities: None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

The table below reflects our purchases of common stock during each of the three months in the three-month period ended
September 30, 2021.

Period	Total Number of Shares of Stock Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs
July 1, 2021 - July 31, 2021	362	$69.38	—	—
August 1, 2021 - August 31, 2021	3,908	65.46	—	—
September 1, 2021 - September 30, 2021	—	—	—	—
Total	4,270	$65.79	—	—
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

101.1
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the quarter ended September 30, 2021, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to the Consolidated Financial Statements (unaudited).(1)

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 28, 2021.

KILROY REALTY CORPORATION

By:	/s/ John Kilroy
John Kilroy Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michelle Ngo
Michelle Ngo Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

By:	/s/ Merryl E. Werber
Merryl E. Werber Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 28, 2021.

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